Form 10-Q
period 2014-09-30
OLD NATIONAL BANCORP /IN/
filed 2014-10-31
CIK 707179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The Registrant has one class of common stock (no par value) with 113,984,000 shares outstanding at September 30, 2014.

OLD NATIONAL BANCORP

FORM 10-Q

OLD NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,	September 30,
(dollars and shares in thousands, except per share data)	2014	2013	2013
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$205,853	$190,606	$217,902
Money market and other interest-earning investments	25,599	16,117	29,508

Total cash and cash equivalents	231,452	206,723	247,410
Trading securities—at fair value	3,839	3,566	3,331
Investment securities—available-for-sale, at fair value:
U.S. Treasury	11,140	13,113	28,301
U.S. Government-sponsored entities and agencies	628,331	435,588	391,737
Mortgage-backed securities	1,226,476	1,306,670	1,409,217
States and political subdivisions	273,568	268,795	275,798
Other securities	370,946	348,035	269,244

Total investment securities—available-for-sale	2,510,461	2,372,201	2,374,297
Investment securities—held-to-maturity, at amortized cost (fair value $901,717, $780,758 and $778,552, respectively)	848,033	762,734	758,194
Federal Home Loan Bank stock, at cost	45,656	40,584	40,584
Residential loans held for sale, at fair value	12,875	7,705	7,918
Loans:
Commercial	1,647,889	1,373,415	1,381,216
Commercial real estate	1,614,563	1,160,890	1,165,766
Residential real estate	1,546,939	1,359,569	1,344,350
Consumer credit, net of unearned income	1,274,699	971,258	930,343
Covered loans, net of discount	158,345	217,832	250,801

Total loans	6,242,435	5,082,964	5,072,476
Allowance for loan losses	(44,693)	(41,741)	(42,306)
Allowance for loan losses—covered loans	(3,586)	(5,404)	(5,012)

Net loans	6,194,156	5,035,819	5,025,158

FDIC indemnification asset	28,000	88,513	91,558
Premises and equipment, net	130,229	108,306	104,643
Accrued interest receivable	56,961	50,205	48,375
Goodwill	491,407	352,729	352,729
Other intangible assets	39,043	25,957	26,596
Company-owned life insurance	316,198	275,121	273,638
Assets held for sale	8,705	9,056	9,351
Other real estate owned and repossessed personal property	8,173	7,562	9,609
Other real estate owned—covered	9,454	13,670	18,248
Other assets	245,110	221,293	260,440

Total assets	$11,179,752	$9,581,744	$9,652,079

Liabilities
Deposits:
Noninterest-bearing demand	$2,371,049	$2,026,490	$1,975,153
Interest-bearing:
NOW	2,069,507	1,775,938	1,711,252
Savings	2,178,094	1,941,652	1,962,407
Money market	547,069	448,848	451,378
Time	1,041,583	1,017,975	1,108,217

Total deposits	8,207,302	7,210,903	7,208,407
Short-term borrowings	495,262	462,332	418,971
Other borrowings	871,716	556,388	633,875
Accrued expenses and other liabilities	198,292	189,481	231,570

Total liabilities	9,772,572	8,419,104	8,492,823

Shareholders’ Equity
Preferred stock, 2,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $1 stated value, 150,000 shares authorized, 113,984, 99,859 and 100,693 shares issued and outstanding, respectively	113,984	99,859	100,693
Capital surplus	1,077,939	900,254	910,964
Retained earnings	245,874	206,993	192,529
Accumulated other comprehensive income (loss), net of tax	(30,617)	(44,466)	(44,930)

Total shareholders’ equity	1,407,180	1,162,640	1,159,256

Total liabilities and shareholders’ equity	$11,179,752	$9,581,744	$9,652,079

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars and shares in thousands, except per share data)	2014	2013	2014	2013
Interest Income
Loans including fees:
Taxable	$91,080	$61,307	$221,929	$188,748
Nontaxable	2,608	2,448	7,647	7,007
Investment securities:
Taxable	14,923	15,141	46,139	45,422
Nontaxable	6,001	4,990	16,674	14,473
Money market and other interest-earning investments	6	8	22	28

Total interest income	114,618	83,894	292,411	255,678

Interest Expense
Deposits	3,321	4,390	9,946	14,674
Short-term borrowings	76	95	226	575
Other borrowings	2,854	1,413	5,912	4,192

Total interest expense	6,251	5,898	16,084	19,441

Net interest income	108,367	77,996	276,327	236,237
Provision for loan losses	2,591	(1,724)	2,228	(4,572)

Net interest income after provision for loan losses	105,776	79,720	274,099	240,809

Noninterest Income
Wealth management fees	7,190	5,534	20,486	17,602
Service charges on deposit accounts	12,481	13,929	35,436	36,793
Debit card and ATM fees	6,805	6,246	19,017	17,986
Mortgage banking revenue	1,735	957	3,627	3,823
Insurance premiums and commissions	9,761	8,853	31,534	29,114
Investment product fees	4,684	4,474	12,669	12,131
Company-owned life insurance	1,832	2,713	4,942	5,971
Net securities gains	2,713	186	4,961	2,994
Total other-than-temporary impairment losses	—	—	(100)	—
Loss recognized in other comprehensive income	—	—	—	—

Impairment losses recognized in earnings	—	—	(100)	—
Gain (loss) on derivatives	41	24	291	156
Recognition of deferred gain on sale leaseback transactions	1,524	1,566	4,571	4,941
Gain on branch divestitures—deposit premium	—	—	—	2,244
Change in FDIC indemnification asset	(19,103)	(2,140)	(36,916)	(5,916)
Other income	4,755	5,413	14,116	12,475

Total noninterest income	34,418	47,755	114,634	140,314

Noninterest Expense
Salaries and employee benefits	54,634	51,777	161,064	151,460
Occupancy	12,723	12,584	36,377	36,697
Equipment	3,330	3,306	9,520	8,979
Marketing	2,382	2,201	7,001	5,340
Data processing	6,401	5,704	18,464	16,595
Communication	2,615	2,655	7,569	7,924
Professional fees	5,332	3,140	12,657	9,643
Loan expense	1,653	1,886	4,411	5,471
Supplies	793	666	2,270	1,884
FDIC assessment	1,671	1,857	4,557	3,627
Other real estate owned expense	758	1,465	2,771	4,016
Amortization of intangibles	2,519	1,859	6,359	6,224
Other expense	5,154	7,558	13,301	15,897

Total noninterest expense	99,965	96,658	286,321	273,757

Income before income taxes	40,229	30,817	102,412	107,366
Income tax expense	11,095	6,869	27,995	30,995

Net income	$29,134	$23,948	$74,417	$76,371

Net income per common share—basic	$0.26	$0.24	$0.71	$0.76
Net income per common share—diluted	0.26	0.23	0.70	0.75

Weighted average number of common shares outstanding-basic	111,428	100,645	105,086	100,901
Weighted average number of common shares outstanding-diluted	111,947	101,131	105,559	101,351

Dividends per common share	$0.11	$0.10	$0.33	$0.30

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2014	2013	2014	2013
Net income	$29,134	$23,948	$74,417	$76,371
Other comprehensive income (loss):
Change in securities available-for-sale:
Unrealized holding gains (losses) for the period	5,772	(29,839)	29,274	(117,224)
Reclassification for securities transferred to held-to-maturity	—	31,005	—	31,005
Reclassification adjustment for securities gains realized in income	(2,713)	(186)	(4,961)	(2,994)
Other-than-temporary-impairment on available-for-sale securities associated with credit loss realized in income	—	—	100	—
Income tax effect	(1,222)	272	(9,312)	34,638

Unrealized gains on available-for-sale securities	1,837	1,252	15,101	(54,575)
Change in securities held-to-maturity:
Fair value adjustment for securities transferred from available-for-sale	—	(31,005)	—	(31,005)
Amortization of fair value for securities held-to-maturity previously recognized into accumulated other comprehensive income	395	193	1,017	(161)
Income tax effect	(126)	10,725	(311)	10,866

Changes from securities held-to-maturity	269	(20,087)	706	(20,300)
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	1,090	(2,609)	(3,993)	(1,735)
Income tax effect	(676)	1,009	1,256	660

Changes from cash flow hedges	414	(1,600)	(2,737)	(1,075)
Defined benefit pension plans:
Amortization of net loss recognized in income	329	849	1,272	2,551
Income tax effect	(125)	(323)	(493)	(1,332)

Changes from defined benefit pension plans	204	526	779	1,219

Other comprehensive income (loss), net of tax	2,724	(19,909)	13,849	(74,731)

Comprehensive income	$31,858	$4,039	$88,266	$1,640

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

				Accumulated
				Other	Total
(dollars and shares	Common	Capital	Retained	Comprehensive	Shareholders’
in thousands)	Stock	Surplus	Earnings	Income (Loss)	Equity
Balance, December 31, 2012	$101,179	$916,918	$146,667	$29,801	$1,194,565
Net income	—	—	76,371	—	76,371
Other comprehensive income (loss)	—	—	—	(74,731)	(74,731)
Dividends—common stock	—	—	(30,275)	—	(30,275)
Common stock issued	17	197	—	—	214
Common stock repurchased	(839)	(10,285)	—	—	(11,124)
Stock based compensation expense	—	3,154	—	—	3,154
Stock activity under incentive comp plans	336	980	(234)	—	1,082

Balance, September 30, 2013	$100,693	$910,964	$192,529	$(44,930)	$1,159,256

Balance, December 31, 2013	$99,859	$900,254	$206,993	$(44,466)	$1,162,640
Net income	—	—	74,417	—	74,417
Other comprehensive income (loss)	—	—	—	13,849	13,849
Acquisition—Tower Financial	5,626	73,101	—	—	78,727
Acquisition—United Bancorp	9,117	114,689	—	—	123,806
Dividends—common stock	—	—	(35,266)	—	(35,266)
Common stock issued	17	220	—	—	237
Common stock repurchased	(1,147)	(14,137)	—	—	(15,284)
Stock based compensation expense	—	2,698	—	—	2,698
Stock activity under incentive comp plans	512	1,114	(270)	—	1,356

Balance, September 30, 2014	$113,984	$1,077,939	$245,874	$(30,617)	$1,407,180

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2014	2013
Cash Flows From Operating Activities
Net income	$74,417	$76,371

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	9,023	8,259
Amortization of other intangible assets	6,359	6,224
Net premium amortization on investment securities	10,872	13,190
Amortization of FDIC indemnification asset	36,916	5,916
Stock compensation expense	2,698	3,154
Provision for loan losses	2,228	(4,572)
Net securities gains	(4,961)	(2,994)
Impairment on available-for-sale securities	100	—
Gain on branch divestitures	—	(2,244)
Recognition of deferred gain on sale leaseback transactions	(4,571)	(4,941)
Gain on derivatives	(291)	(156)
Net gains on sales of other assets	(1,935)	(1,496)
Increase in cash surrender value of company owned life insurance	(4,939)	(3,009)
Proceeds from sale of residential real estate loans	105,257	125,027
Residential real estate loans originated for sale	(106,596)	(117,074)
Increase in interest receivable	(1,770)	(1,382)
Decrease in other real estate owned	5,754	9,459
Decrease in other assets	4,675	15,172
Increase (decrease) in accrued expenses and other liabilities	1,636	(4,856)

Total adjustments	60,455	43,677

Net cash flows provided by operating activities	134,872	120,048

Cash Flows From Investing Activities
Net cash and cash equivalents of acquired banks and branches	7,198	530,000
Purchases of investment securities available-for-sale	(291,692)	(1,034,369)
Purchases of investment securities held-to-maturity	(103,299)	(21,181)
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	316,532	506,517
Proceeds from sales of investment securities available-for-sale	155,876	169,287
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	13,762	20,347
Proceeds on branch divestitures	—	(144,236)
Proceeds from sale of loans and leases	—	114,527
Purchases of Federal Home Loan Bank stock	—	(2,657)
Reimbursements under FDIC loss share agreements	24,814	19,415
Net principal collected from (loans made to) loan customers	(157,764)	16,228
Proceeds from sale of premises and equipment and other assets	118	3,078
Purchases of premises and equipment and other assets	(15,130)	(15,222)

Net cash flows provided by (used in) investing activities	(49,585)	161,734

Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
Deposits	(295,804)	(485,517)
Short-term borrowings	3,612	(170,844)
Payments for maturities on other borrowings	(193,600)	(837)
Payments related to retirement of debt	—	(50,993)
Proceeds from issuance of other borrowings	475,000	450,000
Cash dividends paid on common stock	(35,266)	(30,275)
Common stock repurchased	(15,284)	(11,124)
Proceeds from exercise of stock options, including tax benefit	547	944
Common stock issued	237	214

Net cash flows used in financing activities	(60,558)	(298,432)

Net increase (decrease) in cash and cash equivalents	24,729	(16,650)
Cash and cash equivalents at beginning of period	206,723	264,060

Cash and cash equivalents at end of period	$231,452	$247,410

Supplemental cash flow information:
Total interest paid	$15,425	$20,626
Total taxes paid (net of refunds)	$14,405	$11,782
Securities transferred from available-for-sale to held-to-maturity	$—	$357,788

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, valuation of purchased loans, FDIC indemnification asset, valuation and impairment of securities, goodwill and intangibles, derivative financial instruments, and income taxes are particularly subject to change. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of September 30, 2014 and 2013, and December 31, 2013, and the results of its operations for the three and nine months ended September 30, 2014 and 2013. Interim results do not necessarily represent annual results. These financial statements should be read in conjunction with Old National’s Annual Report for the year ended December 31, 2013.

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

FASB ASC 310 – In August 2014, the FASB issued an update (ASU No. 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure) impacting FASB ASC 310-40, Receivables – Troubled Debt Restructuring by Creditors. This update affects creditors that hold government-guaranteed mortgage loans. The amendments in this update require that a mortgage loan be derecognized and that a separate other receivable be recognized if the following conditions are met: (1) The loan has a government guarantee that is not separable from the loan before foreclosure. (2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under the claim. (3) At the time of foreclosure, the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

FASB ASC 205 – In August 2014, the FASB issued an update (ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern) impacting FASB ASC 205-40, Presentation of Financial Statements – Going Concern. This update requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date the financial statements are issued. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. If the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables financial statement users to understand the principal conditions or events that raised substantial doubt, management’s evaluation of the conditions and management’s plans to alleviate the substantial doubt. If substantial doubt exists about an entity’s ability to continue as a going concern, and the substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern. The amendments in this update become effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

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

Under the acquisition method of accounting, the total estimated purchase price is allocated to Tower’s net tangible and intangible assets based on their current estimated fair values on the date of acquisition. Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on assumptions that are subject to change, the purchase price for the Tower acquisition is allocated as follows (in thousands):

Cash and cash equivalents	$56,345
Investment securities	142,759
Loans held for sale	474
Loans	371,054
Premises and equipment	8,516
Accrued interest receivable	2,371
Other real estate owned	473
Company-owned life insurance	21,281
Other assets	15,200
Deposits	(527,995)
Short-term borrowings	(18,898)
Other borrowings	(21,113)
Accrued expenses and other liabilities	(4,681)

Net tangible assets acquired	45,786
Definite-lived intangible assets acquired	8,382
Goodwill	56,203

Total estimated fair value of consideration transferred	$110,371

Prior to the end of the one year measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively. During the third quarter of 2014, adjustments were made to the purchase price allocations that affected the amounts allocated to goodwill and other assets.

Of the total purchase price, $45.8 million has been allocated to net tangible assets acquired and $8.4 million has been allocated to definite-lived intangible assets acquired. The remaining purchase price has been allocated to goodwill. The goodwill will not be deductible for tax purposes and is included in the “Banking” segment, as described in Note 21 of these consolidated financial statement footnotes.

The components of the estimated fair value of the acquired identifiable intangible assets are in the table below. These intangible assets will be amortized on an accelerated basis over their estimated lives and are included in the “Banking” segment, as described in Note 21 of these consolidated financial statement footnotes.

	Estimated
	Fair Value	Estimated
	(in millions)	Useful Lives (Years)
Core deposit intangible	$4.6	7
Trust customer relationship intangible	$3.8	12

Acquired loan data for Tower can be found in the table below:

	Fair Value	Gross Contractual	Best Estimate at Acquisition
	of Acquired Loans	Amounts Receivable	Date of Contractual Cash Flows
(in thousands)	at Acquisition Date	at Acquisition Date	Not Expected to be Collected
Acquired receivables subject to ASC 310-30	$12,855	$22,746	$5,826
Acquired receivables not subject to ASC 310-30	$358,199	$450,865	$10,879

United Bancorp, Inc.

On January 8, 2014, Old National announced that it had entered into an agreement to acquire United Bancorp, Inc. (“United”) through a stock and cash merger. The acquisition contemplated by this agreement was completed effective July 31, 2014 (the “Closing Date”). United was a Michigan bank holding company with United Bank & Trust as its wholly-owned subsidiary. Headquartered in Ann Arbor, Michigan, United operated eighteen banking centers and had approximately $688 million in trust assets under management as of June 30, 2014. The merger doubles Old National’s presence in Michigan to 36 total branches and Old National believes that it will be able to achieve cost savings by integrating the two companies and combining accounting, data processing, retail and lending support, and other administrative functions after the merger, which will enable Old National to achieve economies of scale in these areas.

The total purchase price for United was $157.8 million, consisting of $34.0 million of cash, the issuance of 9.1 million shares of Old National Common Stock valued at $122.0 million, and the assumption of United’s options and stock appreciation rights, valued at $1.8 million. This acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. To date, transaction and integration costs of $6.5 million associated with the acquisition have been expensed and remaining integration costs will be expensed in future quarters as incurred.

Under the acquisition method of accounting, the total estimated purchase price is allocated to United’s net tangible and intangible assets based on their current estimated fair values on the date of acquisition. Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on assumptions that are subject to change, the purchase price for the United acquisition is allocated as follows (in thousands):

Cash and cash equivalents	$16,447
Investment securities	157,765
Loans held for sale	1,073
Loans	631,747
Premises and equipment	7,741
Accrued interest receivable	2,614
Other real estate owned	1,676
Company-owned life insurance	14,857
Other assets	16,568
Deposits	(763,681)
Short-term borrowings	(10,420)
Other borrowings	(12,515)
Accrued expenses and other liabilities	(8,337)

Net tangible assets acquired	55,535
Definite-lived intangible assets acquired	10,763
Loan servicing rights	8,983
Goodwill	82,475

Total estimated fair value of consideration transferred	$157,756

Of the total purchase price, $55.5 million has been allocated to net tangible assets acquired, $9.0 million has been allocated to loan servicing rights and $10.8 million has been allocated to definite-lived intangible assets acquired. The remaining purchase price has been allocated to goodwill. The goodwill will not be deductible for tax purposes and is included in the “Banking” segment, as described in Note 21 of these consolidated financial statement footnotes.

The components of the estimated fair value of the acquired identifiable intangible assets are in the table below. These intangible assets will be amortized on an accelerated basis over their estimated lives and are included in the “Banking” segment, as described in Note 21 of these consolidated financial statement footnotes.

	Estimated
	Fair Value	Estimated
	(in millions)	Useful Lives (Years)
Core deposit intangible	$5.9	7
Trust customer relationship intangible	$4.9	12

Acquired loan data for United can be found in the table below:

	Fair Value	Gross Contractual	Best Estimate at Acquisition
	of Acquired Loans	Amounts Receivable	Date of Contractual Cash Flows
(in thousands)	at Acquisition Date	at Acquisition Date	Not Expected to be Collected
Acquired receivables subject to ASC 310-30	$8,391	$15,483	$5,487
Acquired receivables not subject to ASC 310-30	$623,356	$798,967	$89,430

Summary of Unaudited Pro-forma Information

The unaudited pro-forma information below for the periods ended September 30, 2014 and 2013 gives effect to the Tower and United acquisitions as if the acquisitions had occurred on January 1, 2013. The pro-forma financial information is not necessarily indicative of the results of operations if the acquisitions had been effective as of this date.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Revenue (1)	$147,850	$148,471	$436,446	$444,710
Net income	$32,083	$29,517	$94,944	$85,379

(1)	Net interest income plus noninterest income.

2014 supplemental pro-forma earnings were adjusted to exclude $3.2 million and $11.8 million of acquisition-related costs incurred during the three and nine months ended September 30, 2014, respectively. 2013 supplemental pro-forma earnings were adjusted to include these charges.

Pending Acquisitions

On June 3, 2014, Old National announced that it had entered into an agreement to acquire LSB Financial Corp. (“LSB”) through a stock and cash merger. LSB is a savings and loan holding company with Lafayette Savings Bank as its wholly-owned subsidiary. LSB is the largest bank headquartered in Lafayette and operates five full-service banking centers. At June 3, 2014, LSB had total assets of approximately $369 million and $315 million of deposit liabilities. Pursuant to the merger agreement, shareholders of LSB will receive 2.269 shares of Old National common stock and $10.63 in cash for each share of LSB common stock. As of June 3, 2014, the transaction was valued at approximately $66.7 million. The transaction has received regulatory and shareholder approval and is expected to close November 1, 2014, subject to customary closing conditions.

On July 28, 2014, Old National announced that it had entered into an agreement to acquire Grand Rapids, Michigan-based Founders Financial Corporation (“Founders”) through a stock and cash merger. Founders is a bank holding company with Founders Bank & Trust as its wholly-owned subsidiary. Founders Bank & Trust operates four full-service banking centers in Kent County. At June 30, 2014, Founders had total assets of approximately $466 million and $378 million of deposit liabilities. Pursuant to the merger agreement, shareholders of Founders will receive 3.25 shares of Old National common stock and $38.00 in cash for each share of Founders common stock. Based upon the July 25, 2014, closing price of $13.87 per share of Old National common stock, the transaction is valued at approximately $88.2 million. Subsequent to quarter-end, the transaction received regulatory and shareholder approval, but is still subject to the satisfaction of customary closing conditions.

2013 Acquisitions

Bank of America

On January 9, 2013, Old National announced that it had entered into a purchase and assumption agreement to acquire 24 bank branches of Bank of America. Four of the branches are located in northern Indiana and 20 branches are located in southwest Michigan. The Company paid a deposit premium of 2.94%. The acquisition doubled Old National’s presence in the South Bend/Elkhart area and provided a logical market extension into southwest Michigan. The premium paid for our entrance into a new market drove the goodwill recorded in this transaction. The transaction closed on July 12, 2013.

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

The acquired identifiable intangible asset is core deposit intangible and the estimated fair value is approximately $3.5 million. The core deposit intangible asset will be amortized over an estimated useful life of 7 years and is included in the “Banking” segment, as described in Note 21 of these consolidated financial statement footnotes. The goodwill recorded in the transaction will be deductible for tax purposes and is included in the “Banking” segment.

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

NOTE 4—NET INCOME PER SHARE

The following table reconciles basic and diluted net income per share for the three and nine months ended September 30:

(dollars and shares in thousands, except per share data)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Basic Earnings Per Share
Net income	$29,134	$23,948
Weighted average common shares outstanding	111,428	100,645
Basic Earnings Per Share	$0.26	$0.24

Diluted Earnings Per Share
Net income	$29,134	$23,948
Weighted average common shares outstanding	111,428	100,645
Effect of dilutive securities:
Restricted stock (1)	446	454
Stock options (2)	73	32

Weighted average shares outstanding	111,947	101,131
Diluted Earnings Per Share	$0.26	$0.23

(dollars and shares in thousands, except per share data)	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Basic Earnings Per Share
Net income	$74,417	$76,371
Weighted average common shares outstanding	105,086	100,901
Basic Earnings Per Share	$0.71	$0.76

Diluted Earnings Per Share
Net income	$74,417	$76,371
Weighted average common shares outstanding	105,086	100,901
Effect of dilutive securities:
Restricted stock (1)	428	424
Stock options (2)	45	26

Weighted average shares outstanding	105,559	101,351
Diluted Earnings Per Share	$0.70	$0.75

(1)	No shares of restricted stock awards or restricted stock units were excluded in the computation of net income per diluted share for the third quarter ended September 30, 2014 and 2013, respectively, because the effect would be antidilutive. 0 and 6 shares of restricted stock and restricted stock units were excluded in the computation of net income per diluted share for the nine months ended September 30, 2014 and 2013, respectively, because the effect would be antidilutive.
(2)	Options to purchase 988 shares and 1,013 shares outstanding at September 30, 2014 and 2013, respectively, were excluded in the computation of net income per diluted share for the third quarter ended September 30, 2014 and 2013, respectively, because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 976 and 1,025 shares outstanding at September 30, 2014 and 2013, respectively, were excluded in the computation of net income per diluted share for the nine months ended September 30, 2014 and 2013, respectively, because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 5—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) (“AOCI”) net of tax for the three and nine months ended September 30, 2014 and summarizes the significant amounts reclassified out of each component of AOCI:

Changes in Accumulated Other Comprehensive Income (Loss) by Component For the Three Months Ended September 30, 2014 (a)
(dollars in thousands)	Unrealized Gains and Losses on Available-for- Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Total
Balance at July 1, 2014	$(7,844)	$(16,330)	$(3,341)	$(5,826)	$(33,341)
Other comprehensive income (loss) before reclassifications	3,466	—	414	—	3,880
Amounts reclassified from accumulated other comprehensive income (loss) (b)	(1,629)	269	—	204	(1,156)

Net current-period other comprehensive income (loss)	1,837	269	414	204	2,724

Balance at September 30, 2014	$(6,007)	$(16,061)	$(2,927)	$(5,622)	$(30,617)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.
(b)	See table below for details about reclassifications.

Changes in Accumulated Other Comprehensive Income (Loss) by Component For the Nine Months Ended September 30, 2014 (a)
(dollars in thousands)	Unrealized Gains and Losses on Available-for- Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Total
Balance at January 1, 2014	$(21,108)	$(16,767)	$(190)	$(6,401)	$(44,466)
Other comprehensive income (loss) before reclassifications	18,117	—	(2,737)	—	15,380
Amounts reclassified from accumulated other comprehensive income (loss) (b)	(3,016)	706	—	779	(1,531)

Net current-period other comprehensive income (loss)	15,101	706	(2,737)	779	13,849

Balance at September 30, 2014	$(6,007)	$(16,061)	$(2,927)	$(5,622)	$(30,617)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.
(b)	See table below for details about reclassifications.

Reclassifications out of Accumulated Other Comprehensive Income (Loss) For the Three Months Ended September 30, 2014 (a)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$2,713	Net securities gains
	—	Impairment losses

	2,713	Total before tax
	(1,084)	Tax (expense) or benefit

	$1,629	Net of tax

Unrealized gains and losses on held-to-maturity securities	$(395)	Interest income/(expense)
	126	Tax (expense) or benefit

	$(269)	Net of tax

Amortization of defined benefit pension items
Actuarial gains/(losses)	$(329)	(b)
	125	Tax (expense) or benefit

	$(204)	Net of tax

Total reclassifications for the period	$1,156	Net of tax

(a)	Amounts in parentheses indicate debits to profit/loss.
(b)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost. See Note 15 for additional details on our pension plans.

Reclassifications out of Accumulated Other Comprehensive Income (Loss) For the Nine Months Ended September 30, 2014 (a)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$4,961	Net securities gains
	(100)	Impairment losses

	4,861	Total before tax
	(1,845)	Tax (expense) or benefit

	$3,016	Net of tax

Unrealized gains and losses on held-to-maturity securities	$(1,017)	Interest income/(expense)
	311	Tax (expense) or benefit

	$(706)	Net of tax

Amortization of defined benefit pension items
Actuarial gains/(losses)	$(1,272)	(b)
	493	Tax (expense) or benefit

	$(779)	Net of tax

Total reclassifications for the period	$1,531	Net of tax

(a)	Amounts in parentheses indicate debits to profit/loss.
(b)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost. See Note 15 for additional details on our pension plans.

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) (“AOCI”) net of tax for the three and nine months ended September 30, 2013 and summarizes the significant amounts reclassified out of each component of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component For the Three Months Ended September 30, 2013 (a)
(dollars in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Total
Balance at July 1, 2013	$(16,773)	$3,056	$525	$(11,829)	$(25,021)
Other comprehensive income (loss) before reclassifications	1,500	(20,224)	(1,600)	—	(20,324)
Amounts reclassified from accumulated other comprehensive income (loss) (b)	(248)	137	—	526	415

Net current-period other comprehensive income (loss)	1,252	(20,087)	(1,600)	526	(19,909)

Balance at September 30, 2013	$(15,521)	$(17,031)	$(1,075)	$(11,303)	$(44,930)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.
(b)	See table below for details about reclassifications.

	Changes in Accumulated Other Comprehensive Income by Component For the Nine Months Ended September 30, 2013 (a)
(dollars in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Total
Balance at January 1, 2013	$39,054	$3,269	$—	$(12,522)	$29,801
Other comprehensive income (loss) before reclassifications	(52,589)	(20,224)	(1,075)	—	(73,888)
Amounts reclassified from accumulated other comprehensive income (loss) (b)	(1,986)	(76)	—	1,219	(843)

Net current-period other comprehensive income (loss)	(54,575)	(20,300)	(1,075)	1,219	(74,731)

Balance at September 30, 2013	$(15,521)	$(17,031)	$(1,075)	$(11,303)	$(44,930)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.
(b)	See table below for details about reclassifications.

Reclassifications out of Accumulated Other Comprehensive Income (Loss) For the Three Months Ended September 30, 2013
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$186	Net securities gains
	—	Impairment losses

	186	Total before tax
	62	Tax (expense) or benefit

	$248	Net of tax

Unrealized gains and losses on held-to-maturity securities	$(193)	Interest income/(expense)
	56	Tax (expense) or benefit

	$(137)	Net of tax

Amortization of defined benefit pension items
Actuarial gains/(losses)	$(849)	(b)
	323	Tax (expense) or benefit

	$(526)	Net of tax

Total reclassifications for the period	$(415)	Net of tax

(a)	Amounts in parentheses indicate debits to profit/loss.
(b)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost. See Note 15 for additional details on our pension plans.

Reclassifications out of Accumulated Other Comprehensive Income (Loss) For the Nine Months Ended September 30, 2013
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$2,994	Net securities gains
	—	Impairment losses

	2,994	Total before tax
	(1,008)	Tax (expense) or benefit

	$1,986	Net of tax

Unrealized gains and losses on held-to-maturity securities	$161	Interest income/(expense)
	(85)	Tax (expense) or benefit

	$76	Net of tax

Amortization of defined benefit pension items
Actuarial gains/(losses)	$(2,551)	(b)
	1,332	Tax (expense) or benefit

	$(1,219)	Net of tax

Total reclassifications for the period	$843	Net of tax

(a)	Amounts in parentheses indicate debits to profit/loss.
(b)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost. See Note 15 for additional details on our pension plans.

NOTE 6—INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at September 30, 2014 and December 31, 2013 and the corresponding amounts of unrealized gains and losses therein:

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2014
Available-for-sale
U.S. Treasury	$10,990	$150	$—	$11,140
U.S. Government-sponsored entities and agencies	639,376	818	(11,863)	628,331
Mortgage-backed securities—Agency	1,228,025	16,286	(17,835)	1,226,476
States and political subdivisions	261,430	12,820	(682)	273,568
Pooled trust preferred securities	18,025	—	(10,880)	7,145
Other securities	362,284	4,956	(3,439)	363,801

Total available-for-sale securities	$2,520,130	$35,030	$(44,699)	$2,510,461

Held-to-maturity
U.S. Government-sponsored entities and agencies	$168,084	$7,166	$—	$175,250
Mortgage-backed securities—Agency	26,006	1,091	—	27,097
States and political subdivisions	653,943	45,477	(50)	699,370

Total held-to-maturity securities	$848,033	$53,734	$(50)	$901,717

December 31, 2013
Available-for-sale
U.S. Treasury	$12,995	$118	$—	$13,113
U.S. Government-sponsored entities and agencies	456,123	464	(20,999)	435,588
Mortgage-backed securities—Agency	1,300,135	15,690	(26,567)	1,289,258
Mortgage-backed securities—Non-agency	17,036	376	—	17,412
States and political subdivisions	260,398	10,112	(1,715)	268,795
Pooled trust preferred securities	19,215	—	(11,178)	8,037
Other securities	340,381	5,140	(5,523)	339,998

Total available-for-sale securities	$2,406,283	$31,900	$(65,982)	$2,372,201

Held-to-maturity
U.S. Government-sponsored entities and agencies	$170,621	$7,749	$—	$178,370
Mortgage-backed securities—Agency	35,443	906	(1)	36,348
States and political subdivisions	556,670	10,949	(1,579)	566,040

Total held-to-maturity securities	$762,734	$19,604	$(1,580)	$780,758

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

	September 30, 2014		Weighted
(dollars in thousands)	Amortized	Fair	Average
Maturity	Cost	Value	Yield
Available-for-sale
Within one year	$32,124	$32,793	4.55%
One to five years	368,457	373,509	2.17
Five to ten years	594,766	590,070	2.32
Beyond ten years	1,524,783	1,514,089	2.30

Total	$2,520,130	$2,510,461	2.32%

Held-to-maturity
Within one year	$1,507	$1,520	3.13%
One to five years	25,154	26,425	3.91
Five to ten years	182,573	189,635	3.37
Beyond ten years	638,799	684,137	5.49

Total	$848,033	$901,717	4.99%

The following table summarizes the investment securities with unrealized losses at September 30, 2014 and December 31, 2013 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
September 30, 2014
Available-for-Sale
U.S. Government-sponsored entities and agencies	$157,499	$(797)	$320,049	$(11,066)	$477,548	$(11,863)
Mortgage-backed securities—Agency	82,856	(393)	482,381	(17,442)	565,237	(17,835)
States and political subdivisions	7,373	(39)	12,528	(643)	19,901	(682)
Pooled trust preferred securities	—	—	7,145	(10,880)	7,145	(10,880)
Other securities	122,533	(1,018)	45,689	(2,421)	168,222	(3,439)

Total available-for-sale	$370,261	$(2,247)	$867,792	$(42,452)	$1,238,053	$(44,699)

Held-to-Maturity
States and political subdivisions	$16,667	$(50)	$—	$—	$16,667	$(50)

Total held-to-maturity	$16,667	$(50)	$—	$—	$16,667	$(50)

December 31, 2013
Available-for-Sale
U.S. Treasury	$1,900	$—	$—	$—	$1,900	$—
U.S. Government-sponsored entities and agencies	357,793	(17,547)	38,988	(3,452)	396,781	(20,999)
Mortgage-backed securities—Agency	668,018	(23,455)	41,200	(3,112)	709,218	(26,567)
States and political subdivisions	45,077	(1,620)	2,812	(95)	47,889	(1,715)
Pooled trust preferred securities	—	—	8,037	(11,178)	8,037	(11,178)
Other securities	209,915	(2,706)	24,082	(2,817)	233,997	(5,523)

Total available-for-sale	$1,282,703	$(45,328)	$115,119	$(20,654)	$1,397,822	$(65,982)

Held-to-Maturity
Mortgage-backed securities—Agency	$21,370	$(1)	$—	$—	$21,370	$(1)
States and political subdivisions	70,162	(1,579)	—	—	70,162	(1,579)

Total held-to-maturity	$91,532	$(1,580)	$—	$—	$91,532	$(1,580)

Proceeds from sales and calls of securities available for sale were $223.7 million and $334.4 million for the nine months ended September 30, 2014 and 2013, respectively. Gains of $5.2 million and $2.9 million were realized on these sales during 2014 and 2013, respectively and offsetting losses of $0.5 million and $0.3 million were realized on these sales during 2014 and 2013, respectively. Also included in net securities gains for the first nine months of 2014 is $238 thousand of gains associated with the trading securities, $67 thousand of gains from mutual funds and a $100 thousand other-than-temporary impairment charge related to credit loss on one limited partnership investment, described below. Impacting earnings in the first nine months of 2013 was $194 thousand of gains associated with the trading securities and $195 thousand of gains from mutual funds. There were no other-than-temporary impairment charges related to credit loss in the first nine months of 2013.

Trading securities, which consist of mutual funds held in a trust associated with deferred compensation plans for former Monroe Bancorp directors and executives, are recorded at fair value and totaled $3.8 million at September 30, 2014 and $3.6 million at December 31, 2013.

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

There was $100 thousand of other-than-temporary-impairment recorded in the first nine months of 2014. There was no other-than-temporary-impairment recorded in the first nine months of 2013.

As of September 30, 2014, Old National’s securities portfolio consisted of 1,614 securities, 178 of which were in an unrealized loss position. The unrealized losses attributable to our U.S government-sponsored entities and agencies and agency mortgage-backed securities are the result of fluctuations in interest rates. Our pooled trust preferred securities are discussed below.

Pooled Trust Preferred Securities

At September 30, 2014, our securities portfolio contained three pooled trust preferred securities with a fair value of $7.1 million and unrealized losses of $10.9 million. One of the pooled trust preferred securities in our portfolio falls within the scope of FASB ASC 325-10 (EITF 99-20) and has a fair value of $0.2 million with an unrealized loss of $3.8 million at September 30, 2014. This security was rated A3 at inception, but at September 30, 2014, this security is rated D. The issuers in this security are primarily banks, but some of the pools do include a limited number of insurance companies. We use the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine whether an adverse change in cash flows has occurred during the quarter. The OTTI model considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and a limited number of recoveries on current or projected interest payment deferrals. In addition, we use the model to “stress” this CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Old National’s note class. For the nine months ended September 30, 2014, our model indicated no other-than-temporary-impairment losses on this security. At September 30, 2014, we have no intent to sell any securities that are in an unrealized loss position nor is it expected that we would be required to sell any securities.

Two of our pooled trust preferred securities with a fair value of $6.9 million and unrealized losses of $7.1 million at September 30, 2014 are not subject to FASB ASC 325-10. These securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. Our analysis indicated no other-than-temporary-impairment on these securities.

For the nine months ended September 30, 2013, the three securities subject to FASB ASC 325-10 accounted for $5.4 million of the unrealized losses in the pooled trust preferred securities category. Our analysis indicated no other-than-temporary-impairment losses on these securities.

Two of our pooled trust preferred securities with a fair value of $6.0 million and unrealized losses of $8.1 million at September 30, 2013 were not subject to FASB ASC 325-10. These securities were evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. Our analysis indicated no other-than-temporary-impairment on these securities.

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

Trust preferred securities

September 30, 2014

(Dollars in Thousands)

								Actual	Expected	Excess
								Deferrals and	Defaults as	Subordination
							# of Issuers	Defaults as a	a % of	as a %
		Lowest			Unrealized	Realized	Currently	Percent of	Remaining	of Current
		Credit	Amortized	Fair	Gain/	Losses	Performing/	Original	Performing	Performing
	Class	Rating (1)	Cost	Value	(Loss)	2014	Remaining	Collateral	Collateral	Collateral
Pooled trust preferred securities:
Reg Div Funding 2004	B-2	D	$4,012	$226	$(3,786)	$—	24/42	37.6%	8.1%	0.0%
Pretsl XXVII LTD	B	B	4,576	2,470	(2,106)	—	33/47	26.6%	2.4%	37.5%
Trapeza Ser 13A	A2A	B+	9,437	4,449	(4,988)	—	48/61	18.3%	5.3%	49.1%

			18,025	7,145	(10,880)	—
Single Issuer trust preferred securities:
First Empire Cap (M&T)		BB+	960	1,012	52	—
First Empire Cap (M&T)		BB+	2,915	3,037	122	—
Fleet Cap Tr V (BOA)		BB	3,379	3,045	(334)	—
JP Morgan Chase Cap XIII		BBB	4,742	4,350	(392)	—
NB-Global		BB	747	870	123	—
Chase Cap II		BBB	790	880	90	—

			13,533	13,194	(339)	—
Total			$31,558	$20,339	$(11,219)	$—

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

On July 19, 2010, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act contains provisions (the “Volcker Rule”) prohibiting certain investments which can be held by a bank holding company. A limited partnership held by Old National falls under these restrictions and will have to be divested by July 2015, unless a request of up to two 1-year extensions is approved. The estimated sales proceeds for this security would be less than the amortized cost of the security, and an other-than-temporary-impairment charge of $100 thousand was recorded for this security in the first quarter of 2014.

The following table details the remaining securities with other-than-temporary-impairment, their credit rating at September 30, 2014, and the related life-to-date credit losses recognized in earnings:

				Amount of other-than-temporary
				impairment recognized in earnings
		Lowest Credit	Amortized	Nine months ended	Nine months ended	Life-to
(dollars in thousands)	Vintage	Rating (1)	Cost	September 30, 2014	September 30, 2013	date
Reg Div Funding	2004	D	$4,012	$—	$—	$5,685
Limited partnership			685	100	—	100

Total			$4,697	$100	$—	$5,785

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

NOTE 7—LOANS HELD FOR SALE

Residential loans that Old National has committed to sell are recorded at fair value in accordance with FASB ASC 825-10 (SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities). At September 30, 2014 and December 31, 2013, Old National had residential loans held for sale of $12.9 million and $7.7 million, respectively.

There were no commercial or commercial real estate loans held for investment reclassified to loans held for sale during the first nine months of 2014.

During the third quarter of 2013, residential real estate loans held for investment of $96.9 million were reclassified to loans held for sale at the lower of cost or fair value and sold for $96.9 million, resulting in no gain or loss. These longer duration loans were sold to reduce interest rate risk in the loan portfolio. At September 30, 2014, there were no loans held for sale under this arrangement.

At June 30, 2013, Old National had taxable finance leases held for sale of $11.6 million. These leases were transferred from the commercial loan category at fair value and a loss of $0.2 million was recognized. The portfolio of leases held for sale had an average maturity of 2.7 years and interest rates ranging from 3.57% to 10.22%. The leases held for sale were to a variety of borrowers, with various types of equipment securing the leases, and all of the leases were current. The leases held for sale were sold in the third quarter of 2013 with no additional loss. As of September 30, 2014, Old National does not intend to sell its nontaxable finance leases.

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

The composition of loans by lending classification was as follows:

	September 30,	December 31,
(dollars in thousands)	2014	2013
Commercial (1)	$1,647,889	$1,373,415
Commercial real estate:
Construction	149,346	88,630
Other	1,465,217	1,072,260
Residential real estate	1,546,939	1,359,569
Consumer credit:
Heloc	342,879	251,102
Auto	782,341	620,473
Other	149,479	99,683
Covered loans	158,345	217,832

Total loans	6,242,435	5,082,964
Allowance for loan losses	(44,693)	(41,741)
Allowance for loan losses—covered loans	(3,586)	(5,404)

Net loans	$6,194,156	$5,035,819

(1)	Includes direct finance leases of $20.4 million at September 30, 2014 and $27.8 million at December 31, 2013.

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

Covered Loans

On July 29, 2011, Old National acquired the banking operations of Integra in an FDIC assisted transaction. As part of the purchase and assumption agreement, Old National and the FDIC entered into loss sharing agreements (each, a “loss sharing agreement” and collectively, the “loss sharing agreements”), whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded commitments), OREO and up to 90 days of certain accrued interest on loans. The acquired loans and OREO subject to the loss sharing agreements are referred to collectively as “covered assets.” Under the terms of the loss sharing agreements, the FDIC will reimburse Old National for 80% of losses up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0% reimbursement, and 80% of losses in excess of $467.2 million. As of September 30, 2014, we do not expect losses to exceed $275.0 million. Old National will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC has previously reimbursed Old National under the loss sharing agreements. The loss sharing provisions of the agreements for commercial and single family residential mortgage loans are in effect for five and ten years, respectively, from the July 29, 2011 acquisition date and the loss recovery provisions for such loans are in effect for eight years and ten years, respectively, from the acquisition date.

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

Old National’s activity in the allowance for loan losses for the three months ended September 30, 2014 and 2013 is as follows:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2014
Allowance for loan losses:
Beginning balance	$18,826	$17,764	$5,989	$3,573	$—	$46,152
Charge-offs	(452)	(401)	(1,085)	(192)	—	(2,130)
Recoveries	610	445	570	41	—	1,666
Provision	819	776	795	201	—	2,591

Ending balance	$19,803	$18,584	$6,269	$3,623	$—	$48,279

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2013
Allowance for loan losses:
Beginning balance	$15,084	$26,595	$4,844	$2,795	$—	$49,318
Charge-offs	(750)	(432)	(1,822)	(501)	—	(3,505)
Recoveries	472	1,571	1,132	54	—	3,229
Provision	(286)	(2,864)	657	769	—	(1,724)

Ending balance	$14,520	$24,870	$4,811	$3,117	$—	$47,318

Old National’s activity in the allowance for loan losses for the nine months ended September 30, 2014 and 2013 is as follows:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2014
Allowance for loan losses:
Beginning balance	$16,565	$22,401	$4,940	$3,239	$—	$47,145
Charge-offs	(2,525)	(1,608)	(3,168)	(391)	—	(7,692)
Recoveries	2,196	2,020	2,232	150	—	6,598
Provision	3,567	(4,229)	2,265	625	—	2,228

Ending balance	$19,803	$18,584	$6,269	$3,623	$—	$48,279

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2013
Allowance for loan losses:
Beginning balance	$14,642	$31,289	$5,155	$3,677	$—	$54,763
Charge-offs	(2,719)	(3,233)	(5,336)	(1,212)	—	(12,500)
Recoveries	2,501	3,309	3,540	277	—	9,627
Provision	96	(6,495)	1,452	375	—	(4,572)

Ending balance	$14,520	$24,870	$4,811	$3,117	$—	$47,318

The following tables provide Old National’s recorded investment in financing receivables by portfolio segment at September 30, 2014 and December 31, 2013 and other information regarding the allowance:

(dollars in thousands)	Commercial	CRE	Consumer	Residential	Unallocated	Total
September 30, 2014
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$7,554	$3,661	$—	$—	$—	$11,215

Ending balance: collectively evaluated for impairment	$11,324	$13,929	$5,848	$3,584	$—	$34,685

Ending balance: noncovered loans acquired with deteriorated credit quality	$226	$994	$90	$39	$—	$1,349

Ending balance: covered loans acquired with deteriorated credit quality	$699	$—	$331	$—	$—	$1,030

Total allowance for credit losses	$19,803	$18,584	$6,269	$3,623	$—	$48,279

Loans and leases outstanding:
Ending balance: individually evaluated for impairment	$47,429	$51,633	$—	$—	$—	$99,062

Ending balance: collectively evaluated for impairment	$1,607,178	$1,535,955	$1,323,939	$1,546,934	$—	$6,014,006

Ending balance: loans acquired with deteriorated credit quality	$4,363	$30,616	$8,117	$155	$—	$43,251

Ending balance: covered loans acquired with deteriorated credit quality	$8,180	$41,361	$13,664	$22,911	$—	$86,116

Total loans and leases outstanding	$1,667,150	$1,659,565	$1,345,720	$1,570,000	$—	$6,242,435

(dollars in thousands)	Commercial	CRE	Consumer	Residential	Unallocated	Total
December 31, 2013
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$6,156	$2,190	$—	$—	$—	$8,346

Ending balance: collectively evaluated for impairment	$9,980	$14,816	$4,494	$3,088	$—	$32,378

Ending balance: noncovered loans acquired with deteriorated credit quality	$429	$2,025	$80	$35	$—	$2,569

Ending balance: covered loans acquired with deteriorated credit quality	$—	$3,370	$366	$116	$—	$3,852

Total allowance for credit losses	$16,565	$22,401	$4,940	$3,239	$—	$47,145

Loans and leases outstanding:
Ending balance: individually evaluated for impairment	$34,213	$34,997	$—	$—	$—	$69,210

Ending balance: collectively evaluated for impairment	$1,355,608	$1,106,971	$1,019,576	$1,359,564	$—	$4,841,719

Ending balance: loans acquired with deteriorated credit quality	$648	$23,618	$12,725	$154	$—	$37,145

Ending balance: covered loans acquired with deteriorated credit quality	$12,281	$77,232	$17,673	$27,704	$—	$134,890

Total loans and leases outstanding	$1,402,750	$1,242,818	$1,049,974	$1,387,422	$—	$5,082,964

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

Pass rated loans are those loans that are other than criticized, classified – substandard, classified—nonaccrual or classified – doubtful.

As of September 30, 2014 and December 31, 2013, the risk category of loans, excluding covered loans, by class of loans is as follows:

(dollars in thousands)
Corporate Credit Exposure by Internally Assigned Grade			Commercial Real Estate-		Commercial Real Estate-
	Commercial		Construction		Other
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2014	2013	2014	2013	2014	2013
Grade:
Pass	$1,462,198	$1,237,983	$131,936	$74,815	$1,295,490	$943,781
Criticized	97,021	90,545	3,420	9,383	70,059	35,473
Classified—substandard	47,358	16,252	5,140	2,559	43,687	42,516
Classified—nonaccrual	40,532	27,635	8,850	1,873	53,796	49,406
Classified—doubtful	780	1,000	—	—	2,185	1,084

Total	$1,647,889	$1,373,415	$149,346	$88,630	$1,465,217	$1,072,260

Old National considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, Old National also evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of September 30, 2014 and December 31, 2013, excluding covered loans:

September 30, 2014 (dollars in thousands)	Consumer			Residential
	Heloc	Auto	Other
Performing	$340,657	$781,151	$148,113	$1,532,422
Nonperforming	2,222	1,190	1,366	14,517

Total	$342,879	$782,341	$149,479	$1,546,939

December 31, 2013 (dollars in thousands)	Consumer			Residential
	Heloc	Auto	Other
Performing	$249,152	$618,911	$97,877	$1,349,236
Nonperforming	1,950	1,562	1,806	10,333

Total	$251,102	$620,473	$99,683	$1,359,569

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

The following table shows Old National’s impaired loans, excluding covered loans, that are individually evaluated as of September 30, 2014 and December 31, 2013. Of the loans purchased without FDIC loss share coverage, only those that have experienced subsequent impairment since the date acquired are included in the table below.

		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
September 30, 2014
With no related allowance recorded:
Commercial	$28,574	$28,955	$—
Commercial Real Estate—Construction	526	634	—
Commercial Real Estate—Other	32,807	34,945	—
Consumer	336	354	—
Residential	98	98	—
With an allowance recorded:
Commercial	12,843	15,860	5,062
Commercial Real Estate—Construction	933	—	338
Commercial Real Estate—Other	17,367	18,282	3,323
Consumer	1,431	1,477	72
Residential	2,054	2,124	103

Total Loans	$96,969	$102,729	$8,898

December 31, 2013
With no related allowance recorded:
Commercial	$17,066	$17,417	$—
Commercial Real Estate—Construction	525	633	—
Commercial Real Estate—Other	15,746	22,550	—
Consumer	324	342	—
Residential	106	106	—
With an allowance recorded:
Commercial	9,282	12,304	4,723
Commercial Real Estate—Construction	—	—	—
Commercial Real Estate—Other	18,726	19,358	2,190
Consumer	835	888	43
Residential	2,239	2,295	112

Total Loans	$64,849	$75,893	$7,068

The average balance of impaired loans, excluding covered loans, and interest income recognized on impaired loans during the three months ended September 30, 2014 and 2013 are included in the tables below.

	Average	Interest
	Recorded	Income
(dollars in thousands)	Investment	Recognized (1)
September 30, 2014
With no related allowance recorded:
Commercial	$16,456	$227
Commercial Real Estate—Construction	914	(15)
Commercial Real Estate—Other	21,212	308
Consumer	349	2
Residential	98	—
With an allowance recorded:
Commercial	11,782	152
Commercial Real Estate—Construction	467	15
Commercial Real Estate—Other	16,313	119
Consumer	1,426	16
Residential	2,215	6

Total Loans	$71,232	$830

(1)	The Company does not record interest on nonaccrual loans until principal is recovered.

	Average	Interest
	Recorded	Income
(dollars in thousands)	Investment	Recognized (1)
September 30, 2013
With no related allowance recorded:
Commercial	$14,043	$33
Commercial Real Estate—Construction	583	—
Commercial Real Estate—Other	13,868	44
Consumer	89	—
Residential	70	—
With an allowance recorded:
Commercial	12,989	19
Commercial Real Estate—Construction	2,989	—
Commercial Real Estate—Other	26,556	4
Consumer	524	17
Residential	1,016	11

Total Loans	$72,727	$128

(1)	The Company does not record interest on nonaccrual loans until principal is recovered.

The average balance of impaired loans, excluding covered loans, and interest income recognized on impaired loans during the nine months ended September 30, 2014 and 2013 are included in the tables below.

	Average	Interest
	Recorded	Income
(dollars in thousands)	Investment	Recognized (1)
September 30, 2014
With no related allowance recorded:
Commercial	$26,740	$261
Commercial Real Estate—Construction	526	—
Commercial Real Estate—Other	28,037	468
Consumer	330	6
Residential	102	—
With an allowance recorded:
Commercial	10,917	260
Commercial Real Estate—Construction	467	15
Commercial Real Estate—Other	16,501	283
Consumer	1,133	42
Residential	2,146	47

Total Loans	$86,899	$1,382

(1)	The Company does not record interest on nonaccrual loans until principal is recovered.

	Average	Interest
	Recorded	Income
(dollars in thousands)	Investment	Recognized (1)
September 30, 2013
With no related allowance recorded:
Commercial	$11,002	$91
Commercial Real Estate—Construction	871	—
Commercial Real Estate—Other	15,600	57
Consumer	110	—
Residential	49	—
With an allowance recorded:
Commercial	16,462	50
Commercial Real Estate—Construction	3,180	—
Commercial Real Estate—Other	24,763	99
Consumer	421	23
Residential	944	15

Total Loans	$73,402	$335

(1)	The Company does not record interest on nonaccrual loans until principal is recovered.

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

Old National’s past due financing receivables as of September 30, 2014 and December 31, 2013 are as follows:

			Recorded
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Investment > 90 Days and Accruing	Nonaccrual	Total Past Due	Current
September 30, 2014
Commercial	$1,145	$564	$—	$41,312	$43,021	$1,604,868
Commercial Real Estate:
Construction	107	—	—	8,850	8,957	140,389
Other	4,368	61	207	55,981	60,617	1,404,600
Consumer:
Heloc	1,495	287	35	2,222	4,039	338,840
Auto	3,840	674	151	1,190	5,855	776,486
Other	804	295	71	1,366	2,536	146,943
Residential	9,112	2,707	12	14,517	26,348	1,520,591
Covered loans	1,851	1,503	166	16,886	20,406	137,939

Total loans	$22,722	$6,091	$642	$142,324	$171,779	$6,070,656

December 31, 2013
Commercial	$1,532	$13	$—	$28,635	$30,180	$1,343,235
Commercial Real Estate:
Construction	—	139	—	1,873	2,012	86,618
Other	1,017	27	—	50,490	51,534	1,020,726
Consumer:
Heloc	527	119	—	1,950	2,596	248,506
Auto	3,795	716	89	1,562	6,162	614,311
Other	844	317	100	1,806	3,067	96,616
Residential	8,588	2,823	35	10,333	21,779	1,337,790
Covered loans	1,831	730	14	31,793	34,368	183,464

Total loans	$18,134	$4,884	$238	$128,442	$151,698	$4,931,266

Loan Participations

Old National has loan participations, which qualify as participating interests, with other financial institutions. At September 30, 2014, these loans totaled $306.9 million, of which $177.4 million had been sold to other financial institutions and $129.5 million was retained by Old National. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder, involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder, all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.

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

At September 30, 2014, our TDRs consisted of $21.0 million of commercial loans, $19.9 million of commercial real estate loans, $2.0 million of consumer loans and $2.1 million of residential loans, totaling $45.0 million. Approximately $22.8 million of the TDRs at September 30, 2014 were included with nonaccrual loans. At December 31, 2013, our TDRs consisted of $22.5 million of commercial loans, $22.6 million of commercial real estate loans, $1.4 million of consumer loans and $2.4 million of residential loans, totaling $48.9 million. Approximately $33.1 million of the TDRs at December 31, 2013 were included with nonaccrual loans.

As of September 30, 2014 and December 31, 2013, Old National has allocated $5.0 million and $4.1 million of specific reserves to customers whose loan terms have been modified in TDRs, respectively. Old National has not committed to lend any additional amounts as of September 30, 2014 and December 31, 2013, respectively, to customers with outstanding loans that are classified as troubled debt restructurings.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2014:

		Pre-modification	Post-modification
	Number of	Outstanding Recorded	Outstanding Recorded
(dollars in thousands)	Loans	Investment	Investment
Troubled Debt Restructuring:
Commercial	27	$13,310	$11,695
Commercial Real Estate—construction	1	937	484
Commercial Real Estate—other	22	2,659	2,221
Residential	2	194	175
Consumer—other	21	1,094	1,033

Total	73	$18,194	$15,608

The TDRs described above increased the allowance for loan losses by $0.4 million and resulted in immaterial charge-offs during the nine months ended September 30, 2014.

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

There was one commercial real estate loan that was modified as a TDR during the first nine months of 2014 for which there was a payment default within the last twelve months. The impact of the default was immaterial.

The TDR that subsequently defaulted had no material impact on the allowance for loan losses and resulted in no charge-offs during the nine months ended September 30, 2014.

The following table presents loans by class modified as TDRs during 2013 for which there was a payment default within the last twelve months:

	Number of	Recorded
(dollars in thousands)	Contracts	Investment
Troubled Debt Restructuring
That Subsequently Defaulted:
Commercial	3	$32
Commercial Real Estate	2	85

Total	5	$117

The TDRs that subsequently defaulted, described above, resulted in no material impact on the allowance for loan losses and resulted in charge-offs of $0.1 million during the twelve months ended December 31, 2013.

The terms of certain other loans were modified during the nine months ended September 30, 2014 that did not meet the definition of a TDR. It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have had the maturity date extended. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification. The evaluation is performed under our internal underwriting policy. We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral or a bona fide guarantee. We also consider whether the modification was insignificant relative to the other terms of the agreement or if the delay in a payment was 90 days or less.

Purchased credit impaired (“PCI”) loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition. If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually. If the purchased credit impaired loan is being accounted for as part of a pool, it will not be removed from the pool. As of September 30, 2014, it has not been necessary to remove any loans from PCI accounting.

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

The following table presents activity in troubled debt restructurings for the nine months ended September 30, 2014 and 2013:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Total
2014
Troubled debt restructuring:
Balance, January 1, 2014	$22,443	$22,639	$1,441	$2,344	$48,867
(Charge-offs)/recoveries	(172)	(266)	(83)	3	(518)
Payments	(12,998)	(5,200)	(390)	(370)	(18,958)
Additions	11,695	2,704	1,034	175	15,608

Balance September 30, 2014	$20,968	$19,877	$2,002	$2,152	$44,999

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Total
2013
Troubled debt restructuring:
Balance, January 1, 2013	$12,660	$18,422	$473	$499	$32,054
(Charge-offs)/recoveries	639	474	(61)	—	1,052
Payments	(5,122)	(5,119)	(408)	(39)	(10,688)
Additions	13,238	8,961	836	1,027	24,062

Balance September 30, 2013	$21,415	$22,738	$840	$1,487	$46,480

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

Old National has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. For these noncovered loans that meet the criteria of ASC 310-30 treatment, the carrying amount is as follows:

	September 30,	December 31,
(dollars in thousands)	2014	2013
Commercial	$4,363	$648
Commercial real estate	30,616	23,618
Consumer	8,117	12,725
Residential	155	154

Carrying amount	$43,251	$37,145

Carrying amount, net of allowance	$41,902	$34,576

Allowance for loan losses	$1,349	$2,569

The outstanding balance of noncovered loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties, was $125.5 million and $115.0 million as of September 30, 2014 and December 31, 2013, respectively.

The accretable difference on purchased loans acquired in a business combination is the difference between the expected cash flows and the net present value of expected cash flows with such difference accreted into earnings using the effective yield method over the term of the loans. Accretion of $12.3 million has been recorded as loan interest income through the nine months ended September 30, 2014. Accretion of $11.9 million was recorded as loan interest income through the nine months ended September 30, 2013. Improvement in cash flow expectations has resulted in a reclassification from nonaccretable difference to accretable yield.

Accretable yield of noncovered loans, or income expected to be collected, is as follows:

		Integra
(dollars in thousands)	Monroe	Noncovered	IBT	Tower	United	Total
Balance at January 1, 2014	$6,787	$2,425	$19,079	$—	$—	$28,291
New loans purchased	—	—	—	4,065	1,605	5,670
Accretion of income	(2,411)	(664)	(8,509)	(571)	(132)	(12,287)
Reclassifications from (to) nonaccretable difference	(1,266)	(159)	3,304	485	—	2,364
Disposals/other adjustments	746	(96)	—	—	—	650

Balance at September 30, 2014	$3,856	$1,506	$13,874	$3,979	$1,473	$24,688

Included in Old National’s allowance for loan losses is $1.3 million related to the purchased loans disclosed above for the first nine months of 2014. Included in Old National’s allowance for loan losses was $2.6 million related to the purchased loans in 2013. An immaterial amount of allowances for loan losses were reversed during 2013 related to these loans.

At acquisition, purchased credit impaired loans, both covered and noncovered, for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

	Monroe	Integra
(dollars in thousands)	Bancorp	Bank (1)	IBT	Tower	United
Contractually required payments	$94,714	$921,856	$118,535	$22,746	$15,483
Nonaccretable difference	(45,157)	(226,426)	(53,165)	(5,826)	(5,487)

Cash flows expected to be collected at acquisition	49,557	695,430	65,370	16,920	9,996
Accretable yield	(6,971)	(98,487)	(11,945)	(4,065)	(1,605)

Fair value of acquired loans at acquisition	$42,586	$596,943	$53,425	$12,855	$8,391

(1)	Includes covered and noncovered.

Income is not recognized on certain purchased loans if Old National cannot reasonably estimate cash flows to be collected. Old National had no purchased loans for which it could not reasonably estimate cash flows to be collected.

NOTE 9—COVERED LOANS

Covered loans represent loans acquired from the FDIC that are subject to loss share agreements. The carrying amount of covered loans was $158.3 million at September 30, 2014. The composition of covered loans by lending classification was as follows:

At September 30, 2014
	Loans Accounted for	Loans excluded from
	Under ASC 310-30	ASC 310-30 (1)
	(Purchased Credit	(Not Purchased	Total Covered
(dollars in thousands)	Impaired)	Credit Impaired)	Purchased Loans
Commercial	$8,180	$11,081	$19,261
Commercial real estate	41,361	3,641	45,002
Residential	22,911	150	23,061
Consumer	13,664	57,357	71,021

Covered loans	86,116	72,229	158,345
Allowance for loan losses	(1,030)	(2,556)	(3,586)

Covered loans, net	$85,086	$69,673	$154,759

(1)	Includes loans with revolving privileges which are scoped out of FASB ASC 310-30 and certain loans which Old National elected to treat under the cost recovery method of accounting.

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

The outstanding balance of covered loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties, was $254.8 million and $406.3 million as of September 30, 2014 and December 31, 2013, respectively.

The following table is a roll-forward of acquired impaired loans accounted for under ASC 310-30 for the nine months ended September 30, 2014:

	Contractual	Nonaccretable	Accretable	Carrying
(dollars in thousands)	Cash Flows (1)	Difference	Yield	Amount (2)
Balance at January 1, 2014	$251,042	$(46,793)	$(73,211)	$131,038
Principal reductions and interest payments	(93,095)	(1,931)	(940)	(95,966)
Accretion of loan discount	—	—	53,424	53,424
Changes in contractual and expected cash flows due to remeasurement	(9,112)	30,142	(18,223)	2,807
Removals due to foreclosure or sale	(6,949)	2,183	(1,451)	(6,217)

Balance at September 30, 2014	$141,886	$(16,399)	$(40,401)	$85,086

(1)	The balance of contractual cash flows includes future contractual interest and is net of amounts charged off and interest collected on nonaccrual loans.
(2)	Carrying amount for this table is net of allowance for loan losses.

The following table is a roll-forward of acquired impaired loans accounted for under ASC 310-30 for the nine months ended September 30, 2013:

	Contractual	Nonaccretable	Accretable	Carrying
(dollars in thousands)	Cash Flows (1)	Difference	Yield	Amount (2)
Balance at January 1, 2013	$424,527	$(90,996)	$(85,779)	$247,752
Principal reductions and interest payments	(119,564)	—	—	(119,564)
Accretion of loan discount	—	—	28,103	28,103
Changes in contractual and expected cash flows due to remeasurement	(20,348)	37,597	(16,689)	560
Removals due to foreclosure or sale	(8,586)	746	(1,193)	(9,033)

Balance at September 30, 2013	$276,029	$(52,653)	$(75,558)	$147,818

(1)	The balance of contractual cash flows includes future contractual interest and is net of amounts charged off and interest collected on nonaccrual loans.
(2)	Carrying amount for this table is net of allowance for loan losses.

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

Accretable yield, or income expected to be collected on the covered loans accounted for under ASC 310-30, is as follows:

(dollars in thousands)	2014	2013
Balance at January 1,	$73,211	$85,779
New loans purchased	—	—
Accretion of income	(53,424)	(28,103)
Reclassifications from (to) nonaccretable difference	18,223	16,689
Disposals/other adjustments	2,391	1,193

Balance at September 30,	$40,401	$75,558

At September 30, 2014, the $28.0 million loss sharing asset is comprised of a $25.7 million FDIC indemnification asset and a $2.3 million FDIC loss share receivable. The loss share receivable represents actual incurred losses where reimbursement has not yet been received from the FDIC. The indemnification asset represents future cash flows we expect to collect from the FDIC under the loss sharing agreements and the amount related to the estimated improvements in cash flow expectations that are being amortized over the same period for which those improved cash flows are being accreted into income. At September 30, 2014, $12.3 million of the FDIC indemnification asset is related to expected indemnification payments and $13.4 million is expected to be amortized and reported in noninterest income as an offset to future accreted interest income. At September 30, 2013, $50.6 million of the FDIC indemnification asset was related to expected indemnification payments and $31.0 million was expected to be amortized and reported in noninterest income as an offset to future accreted interest income.

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

The following table shows a detailed analysis of the FDIC loss sharing asset for the nine months ended September 30, 2014 and 2013:

(dollars in thousands)	2014	2013
Balance at January 1,	$88,513	$116,624
Adjustments not reflected in income:
Cash received from FDIC	(24,814)	(19,415)
Loan expenses to be reimbursed	1,488	1,469
Other	(271)	(1,204)
Adjustments reflected in income:
(Amortization) accretion	(35,269)	(6,814)
Higher (lower) loan loss expectations	(13)	115
Write-downs/(gain) on sale of other real estate	(1,634)	1,965
Recovery amounts due to FDIC	—	(1,243)
Other	—	61

Balance at September 30,	$28,000	$91,558

NOTE 10—OTHER REAL ESTATE OWNED

The following table shows the carrying amount for other real estate owned at September 30, 2014 and 2013:

	Other Real Estate	Other Real Estate
(dollars in thousands)	Owned (1)	Owned, Covered
Balance, January 1, 2014	$7,562	$13,670
Additions	5,651	8,303
Sales	(3,804)	(10,593)
Write-downs/other adjustments	(1,236)	(1,926)

Balance, September 30, 2014	$8,173	$9,454

(1)	Includes $0.3 million of repossessed personal property at September 30, 2014.

	Other Real Estate	Other Real Estate
(dollars in thousands)	Owned (1)	Owned, Covered
Balance, January 1, 2013	$11,179	$26,137
Additions	5,724	6,046
Sales	(5,892)	(9,874)
Write-downs/other adjustments	(1,402)	(4,061)

Balance, September 30, 2013	$9,609	$18,248

(1)	Includes $0.3 million of repossessed personal property at September 30, 2013.

Covered OREO expenses and valuation write-downs are recorded in the noninterest expense section of the consolidated statements of income. Under the loss sharing agreements, the FDIC will reimburse us for 80% of expenses and valuation write-downs related to covered assets up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0%, and 80% of losses in excess of $467.2 million. As of September 30, 2014, we do not expect losses to exceed $275.0 million. The reimbursable portion of these expenses is recorded in the FDIC indemnification asset. Changes in the FDIC indemnification asset are recorded in the noninterest income section of the consolidated statements of income.

NOTE 11—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2014 and 2013:

(dollars in thousands)	Banking	Insurance	Other	Total
Balance, January 1, 2014	$312,856	$39,873	$—	$352,729
Goodwill acquired during the period	138,678	—	—	138,678

Balance, September 30, 2014	$451,534	$39,873	$—	$491,407

Balance, January 1, 2013	$298,947	$39,873	$—	$338,820
Goodwill acquired during the period	13,909	—	—	13,909

Balance, September 30, 2013	$312,856	$39,873	$—	$352,729

Goodwill is reviewed annually for impairment. Old National completed its most recent annual goodwill impairment test as of August 31, 2014 and concluded that, based on current events and circumstances, it is not more likely than not that the carry value of goodwill exceeds fair value. During the third quarter of 2014, Old National recorded $82.5 million of goodwill associated with the acquisition of United which was allocated to the “Banking” segment. During the second quarter of 2014, Old National recorded $56.2 million of goodwill associated with the acquisition of Tower which was allocated to the “Banking” segment. During the third quarter of 2013, Old National recorded $13.3 million of goodwill associated with the acquisition of 24 retail bank branches from Bank of America. This was allocated to the “Banking” segment. During the second quarter of 2013, Old National recorded $0.6 million of goodwill primarily related to the final pension settlement associated with the IBT acquisition. This was allocated to the “Banking” segment. The final purchase price allocation resulted in goodwill of $86.2 million associated with the IBT acquisition.

The gross carrying amount and accumulated amortization of other intangible assets at September 30, 2014 and December 31, 2013 was as follows:

		Accumulated
	Gross Carrying	Amortization	Net Carrying
(dollars in thousands)	Amount	and Impairment	Amount
September 30, 2014
Amortized intangible assets:
Core deposit	$54,531	$(35,193)	$19,338
Customer business relationships	28,148	(21,063)	7,085
Customer trust relationships	13,986	(2,703)	11,283
Customer loan relationships	4,413	(3,076)	1,337

Total intangible assets	$101,078	$(62,035)	$39,043

December 31, 2013
Amortized intangible assets:
Core deposit	$44,021	$(31,266)	$12,755
Customer business relationships	27,848	(19,826)	8,022
Customer trust relationships	5,352	(1,810)	3,542
Customer loan relationships	4,413	(2,775)	1,638

Total intangible assets	$81,634	$(55,677)	$25,957

Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years. During the third quarter of 2014, Old National increased core deposit intangibles by $5.9 million related to the United acquisition, which is included in the “Banking” segment. Also during the third quarter of 2014, Old National increased customer trust relationship intangibles by $4.9 million associated with the trust business of United, which is included in the “Banking” segment. During the second quarter of 2014, Old National increased core deposit intangibles by $4.6 million related to the Tower acquisition, which is included in the “Banking” segment. Also during the second quarter of 2014, Old National increased customer trust relationship intangibles by $3.8 million associated with the trust business of Tower, which is included in the “Banking” segment. Also during the second quarter of 2014, Old National increased customer business relationship intangibles by $0.3 million related to the purchase of an insurance book of business, which is included in the “Insurance” segment. During the fourth quarter of 2013, Old National increased customer business relationships by $1.3 million related to the purchase of an insurance book of business, which is included in the “Insurance” segment. During the third quarter of 2013, Old National increased core deposit intangibles by $3.5 million related to the acquisition of 24 retail bank branches from Bank of America, which is included in the “Banking” segment. During the second quarter of 2013, Old National increased customer business relationships by $0.1 million related to the purchase of an insurance book of business, which is included in the “Insurance” segment. Also during the second quarter of 2013, Old National decreased customer business relationships by $0.1 million related to the sale of an insurance book of business, which is included in the “Insurance” segment. See Note 21 to the consolidated financial statements for a description of the Company’s operating segments.

Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. No impairment charges were recorded in 2014 or 2013. Total amortization expense associated with other intangible assets for the nine months ended September 30 was $6.4 million in 2014 and $6.2 million in 2013. Included in expense for the first quarter of 2013 is $0.6 million related to the branch sales that occurred in the first quarter.

Estimated amortization expense for future years is as follows:

(dollars in thousands)
2014 remaining	$2,693
2015	9,512
2016	7,865
2017	5,861
2018	4,407
Thereafter	8,705

Total	$39,043

NOTE 12—LOAN SERVICING RIGHTS

On July 31, 2014, Old National closed on its acquisition of United and assumed loan servicing rights with a fair value of $9.0 million. At September 30, 2014, loan servicing rights derived from loans sold with servicing retained were $8.8 million and were included in Other Assets in the consolidated balance sheet. Loans serviced for others are not reported as assets. The principal balance of loans serviced for others was $992.7 million at September 30, 2014. Approximately 94% of the loans serviced for others were residential mortgage loans. Custodial escrow balances maintained in connection with serviced loans were $3.3 million at September 30, 2014. No valuation allowance was required at September 30, 2014.

When loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gain on sale of loans. Fair value is based on market prices for comparable servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

The following table summarizes the activity related to loan servicing rights and the related valuation allowance at September 30, 2014:

(dollars in thousands)	2014
Balance at January 1	$—
Additions	9,066
Amortization	(278)

Balance before valuation allowance, September 30	8,788

Valuation allowance:	—
Balance at January 1	—
Additions	—

Balance, September 30	—

Loan servicing rights, net	$8,788

At September 30, 2014, the fair value of servicing rights was $9.0 million. Fair value at September 30, 2014 was determined using a discount rate of 12% and a weighted average prepayment speed of 165% PSA.

NOTE 13—SHORT-TERM BORROWINGS

The following table presents the distribution of Old National’s short-term borrowings and related weighted-average interest rates as of September 30, 2014:

	Federal Funds	Repurchase
(dollars in thousands)	Purchased	Agreements	Total
2014
Outstanding at September 30, 2014	$150,346	$344,916	$495,262
Average amount outstanding	76,036	317,941	393,977
Maximum amount outstanding at any month-end	182,847	344,916
Weighted average interest rate:
During nine months ended September 30, 2014	0.18%	0.05%	0.08%
At September 30, 2014	0.16	0.05	0.09

NOTE 14—FINANCING ACTIVITIES

The following table summarizes Old National’s and its subsidiaries’ other borrowings at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
(dollars in thousands)	2014	2013
Old National Bancorp:
Senior unsecured bank notes (fixed rate 4.125%) maturing August 2024	$175,000	$—
Junior subordinated debentures (variable rates of 1.57% to 1.98%) maturing March 2035 to June 2037	45,000	28,000
ASC 815 fair value hedge and other basis adjustments	(4,990)	(3,262)
Old National Bank:
Securities sold under agreements to repurchase (fixed rates 2.47% to 2.50%) maturing January 2017 to January 2018	50,000	50,000
Federal Home Loan Bank advances (fixed rates 0.15% to 8.34% and variable rates 0.38% to 6.31%) maturing October 2014 to May 2024	602,329	477,856
Capital lease obligation	4,113	4,157
ASC 815 fair value hedge and other basis adjustments	264	(363)

Total other borrowings	$871,716	$556,388

Contractual maturities of other borrowings at September 30, 2014, were as follows:

(dollars in thousands)
Due in 2014	$200,713
Due in 2015	63
Due in 2016	117,376
Due in 2017	45,989
Due in 2018	145,563
Thereafter	366,738
ASC 815 fair value hedge and other basis adjustments	(4,726)

Total	$871,716

SENIOR NOTES

In August 2014, Old National issued $175.0 million of senior unsecured notes with a 4.125% interest rate. These notes pay interest on February 15th and August 15th , with payment commencing February 15, 2015. The notes mature on August 15, 2024.

FEDERAL HOME LOAN BANK

Federal Home Loan Bank (“FHLB”) advances had weighted-average rates of 0.80% and 0.94% at September 30, 2014, and December 31, 2013, respectively. These borrowings are collateralized by investment securities and residential real estate loans up to 145% of outstanding debt.

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

At September 30, 2014, the future minimum lease payments under the capital lease were as follows:

(dollars in thousands)
2014 remaining	$101
2015	410
2016	410
2017	410
2018	410
Thereafter	9,265

Total minimum lease payments	11,006
Less amounts representing interest	6,893

Present value of net minimum lease payments	$4,113

NOTE 15—EMPLOYEE BENEFIT PLANS

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

Old National contributed $86 thousand to cover benefit payments from the Restoration Plan during the first nine months of 2014. Old National expects to contribute an additional $27 thousand to cover benefit payments from the Restoration Plan during the remainder of 2014.

The net periodic benefit cost and its components were as follows for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2014	2013	2014	2013
Interest cost	$438	$435	$1,315	$1,305
Expected return on plan assets	(560)	(551)	(1,680)	(1,652)
Recognized actuarial loss	329	580	987	1,739
Settlement	—	269	285	692

Net periodic benefit cost	$207	$733	$907	$2,084

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

NOTE 16—STOCK-BASED COMPENSATION

At September 30, 2014, Old National had 5.2 million shares remaining available for issuance under the Company’s Amended and Restated 2008 Incentive Compensation Plan. The granting of awards to key employees is typically in the form of restricted stock awards or units.

Restricted Stock Awards

The Company granted 194 thousand time-based restricted stock awards to certain key officers during the first nine months of 2014, with shares vesting over either a thirty-six or sixty month period. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. As of September 30, 2014, unrecognized compensation expense was estimated to be $2.8 million for unvested restricted stock awards.

Old National recorded expense of $0.7 million, net of tax, during the first nine months of 2014, compared to expense of $0.5 million during the first nine months of 2013 related to the vesting of restricted stock awards.

Restricted Stock Units

The Company granted 260 thousand shares of performance based restricted stock units to certain key officers during the first nine months of 2014, with shares vesting at the end of a thirty-six month period based on the achievement of certain targets. For certain awards, the level of performance could increase or decrease the percentage of shares earned. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. As of September 30, 2014, unrecognized compensation expense was estimated to be $3.5 million.

Old National recorded $1.0 million of stock based compensation expense, net of tax, during the first nine months of 2014. Included in 2014 is the reversal of $0.7 million of expense associated with certain performance based restricted stock grants. Old National recorded $1.4 million of stock based compensation expense, net of tax, during the first nine months of 2013.

Stock Options

Old National has not granted stock options since 2009. However, in connection with the acquisition of Tower Financial Corporation on April 25, 2014, 22 thousand options for shares of Tower Financial Corporation were converted to 37 thousand options for shares of Old National Bancorp stock. In connection with the acquisition of United Bancorp, Inc. on July 31, 2014, 260 thousand options for shares of United Bancorp, Inc. were converted to 231 thousand options for shares of Old National Bancorp stock. Old National recorded no incremental expense associated with the conversion of these options.

Old National did not record any stock based compensation expense related to stock options during the first nine months of 2014 or 2013, respectively.

Stock Appreciation Rights

Old National has never granted stock appreciation rights. However, in connection with the acquisition of United Bancorp, Inc. on July 31, 2014, 183 thousand stock appreciation rights for shares of United Bancorp, Inc. were converted to 163 thousand stock appreciation rights for shares of Old National Bancorp stock. Old National recorded no incremental expense associated with the conversion of these stock appreciation rights.

Old National did not record any stock based compensation expense related to stock appreciation rights during the first nine months of 2014 or 2013, respectively.

NOTE 17—INCOME TAXES

Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statement of income for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2014	2013	2014	2013
Provision at statutory rate of 35%	$14,080	$10,786	$35,844	$37,578
Tax-exempt income	(3,640)	(3,533)	(10,199)	(9,522)
Reversal of portion of unrecognized tax benefits	(1,076)	(381)	(1,076)	(381)
State income taxes	1,196	386	2,021	2,757
State statutory rate change	—	—	904	1,257
Interim period effective rate adjustment	451	(268)	576	(490)
Other, net	84	(121)	(75)	(204)

Income tax expense	$11,095	$6,869	$27,995	$30,995

Effective tax rate	27.6%	22.3%	27.3%	28.9%

In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at September 30, 2014 and 2013 based on the current estimate of the effective annual rate.

For the nine months ended September 30, 2014, the effective tax rate was lower than the nine months ended September 30, 2013. The lower tax rate in the first nine months of 2014 is the result of higher tax exempt income in relation to pre-tax book income for 2014 as compared to prior year, as well as lower projected state taxes due to reduced statutory rates.

No valuation allowance was recorded at September 30, 2014 and 2013 because, based on our current expectations, Old National believes that it will generate sufficient income in the future years to realize deferred tax assets.

Unrecognized Tax Benefits

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in thousands)	2014	2013
Balance at January 1	$3,847	$3,953
Additions (reductions) based on tax positions related to the current year	30	21
Reductions due to statute of limitations expiring	(3,807)	(140)

Balance at September 30	$70	$3,834

Approximately $70 thousand of unrecognized tax benefits, net of interest, if recognized, would favorably affect the effective income tax rate in future periods.

The Company reversed $3.8 million related to uncertain tax positions accounted for under FASB ASC 740-10 (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes). The positive $3.8 million income tax reversal relates to the 2010 statute of limitations expiring. The statute of limitations expired in the third quarter of 2014. As a result, the Company reversed a total of $3.8 million from its unrecognized tax benefit liability.

NOTE 18—DERIVATIVE FINANCIAL INSTRUMENTS

As part of our overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, caps and floors. The notional amount of these derivative instruments was $609.5 million and $464.5 million at September 30, 2014 and December 31, 2013, respectively. The September 30, 2014 balances consist of $39.5 million notional amount of receive-fixed pay variable interest rate swaps, $525.0 million notional amount of pay-fixed, receive variable interest rate swaps on certain of its FHLB advances and $45.0 million notional amount of receive-fixed pay variable interest rate swaps on certain of its commercial loans. The December 31, 2013 balances consist of $39.5 million notional amount of receive-fixed pay variable interest rate swaps and $425.0 million notional amount of pay-fixed, receive variable interest rate swaps on certain of its FHLB advances. These hedges were entered into to manage interest rate risk. These derivative instruments are recognized on the balance sheet at their fair value and are not reported on a net basis.

In addition, commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At September 30, 2014, the notional amount of the interest rate lock commitments and forward commitments were $24.5 million and $27.2 million, respectively. At December 31, 2013, the notional amount of the interest rate lock commitments and forward commitments were $10.5 million and $17.2 million, respectively. It is our practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans. All derivative instruments are recognized on the balance sheet at their fair value.

Old National also enters into derivative instruments for the benefit of its customers. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $454.7 million and $454.7 million, respectively, at September 30, 2014. At December 31, 2013, the notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $436.8 million and $436.8 million, respectively. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps, caps and collars. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.

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

The following tables summarize the fair value of derivative financial instruments utilized by Old National:

	Asset Derivatives
	September 30, 2014		December 31, 2013
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(dollars in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$3,541	Other assets	$3,545

Total derivatives designated as hedging instruments		$3,541		$3,545

Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$13,755	Other assets	$18,279
Mortgage contracts	Other assets	535	Other assets	263

Total derivatives not designated as hedging instruments		$14,290		$18,542

Total derivative assets		$17,831		$22,087

	Liability Derivatives
	September 30, 2014		December 31, 2013
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(dollars in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$4,557	Other liabilities	$1,218

Total derivatives designated as hedging instruments		$4,557		$1,218

Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$13,915	Other liabilities	$18,505
Mortgage contracts	Other liabilities	43	Other liabilities	—

Total derivatives not designated as hedging instruments		$13,958		$18,505

Total derivative liabilities		$18,515		$19,723

The effect of derivative instruments on the consolidated statement of income for the three and nine months ended September 30, 2014 and 2013 are as follows:

		Three months	Three months
		ended	ended
(dollars in thousands)		September 30, 2014	September 30, 2013
Derivatives in	Location of Gain or (Loss)	Amount of Gain or (Loss)
Fair Value Hedging	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$215	$410
Interest rate contracts (2)	Other income / (expense)	45	26

Total		$260	$436

	Location of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives Not Designated as	Recognized in Income on	Recognized in Income on
Hedging Instruments	Derivative	Derivative
Interest rate contracts (3)	Other income / (expense)	$(4)	$(1)
Mortgage contracts	Mortgage banking revenue	108	(895)

Total		$104	$(896)

		Nine months	Nine months
		ended	ended
(dollars in thousands)		September 30, 2014	September 30, 2013
Derivatives in	Location of Gain or (Loss)	Amount of Gain or (Loss)
Fair Value Hedging	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$913	$1,354
Interest rate contracts (2)	Other income / (expense)	226	(22)

Total		$1,139	$1,332

	Location of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives Not Designated as	Recognized in Income on	Recognized in Income on
Hedging Instruments	Derivative	Derivative
Interest rate contracts (3)	Other income / (expense)	$65	$178
Mortgage contracts	Mortgage banking revenue	230	(150)

Total		$295	$28

(1)	Amounts represent the net interest payments as stated in the contractual agreements.
(2)	Amounts represent ineffectiveness on derivatives designated as fair value hedges.
(3)	Includes the valuation differences between the customer and offsetting counterparty swaps.

See Note 22 to the consolidated financial statements.

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

The parties subsequently met twice with the mediator and were unable to reach an agreement to resolve the dispute. Old National’s pending Motion for Summary Judgment filed June 11, 2013, was denied by the Circuit Court on April 14, 2014, and on April 23, 2014, Old National sought leave from the Circuit Court to file an interlocutory appeal to the Indiana Court of Appeals. On May 28, 2014, the Circuit Court granted Old National’s motion. On June 5, 2014, Old National filed with the Court of Appeals a “Combined Motion to Accept Jurisdiction Over Interlocutory Appeal Pursuant to Appellate Rule 14(B) and Motion to Stay Trial Court Proceedings Pending Appeal Pursuant to Appellate Rule 14(H)”. On July 11, 2014, the Court of Appeals granted both of Old National’s Motions, thereby accepting the appeal and issuing a Stay of the case before the Circuit Court. Old National believes it has meritorious defenses to the claims brought by the plaintiffs. At this phase of the litigation, it is not possible for management of Old National to determine the probability of a material adverse outcome or reasonably estimate the amount of any loss.

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

As of September 30, 2014 and 2013, Old National had $69.9 million and $76.6 million, respectively, of deferred gains remaining associated with prior sale leaseback transactions. The leases had original terms ranging from five to twenty-four years. These gains will be recognized over the remaining term of the leases.

CREDIT-RELATED FINANCIAL INSTRUMENTS

In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.505 billion and standby letters of credit of $67.7 million at September 30, 2014. At September 30, 2014, approximately $1.435 billion of the loan commitments had fixed rates and $69.6 million had floating rates, with the floating interest rates ranging from 0% to 21%. At December 31, 2013, loan commitments were $1.271 billion and standby letters of credit were $62.0 million. These commitments are not reflected in the consolidated financial statements. At September 30, 2014 and December 31, 2013, the balance of the allowance for unfunded loan commitments was $5.2 million and $2.7 million, respectively.

At September 30, 2014 and December 31, 2013, Old National had credit extensions of $13.3 million and $15.6 million, respectively, with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients. At September 30, 2014 and December 31, 2013, Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $11.8 million and $12.4 million, respectively. Old National did not provide collateral for the remaining credit extensions.

NOTE 20—FINANCIAL GUARANTEES

Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires the Company to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At September 30, 2014, the notional amount of standby letters of credit was $67.7 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.3 million. At December 31, 2013, the notional amount of standby letters of credit was $62.0 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.4 million.

Old National entered into a risk participation in an interest rate swap during the second quarter of 2007, which had a notional amount of $8.0 million at September 30, 2014. Old National entered into an additional risk participation in an interest rate swap during the third quarter of 2014, which had a notional amount of $13.9 million at September 30, 2014.

NOTE 21—SEGMENT INFORMATION

Our business segments are defined as Banking, Insurance, and Other and are described below:

Banking

The banking segment provides a wide range of financial products and services to consumers and businesses. Loan products include commercial, commercial real estate, mortgage and other consumer loans. Deposit products include checking, savings, and time deposit accounts. This segment also provides cash management, private banking, brokerage, trust and investment advisory services. Products and services are delivered to customers in the states of Indiana, Kentucky, Illinois and Michigan through our branch locations, ATMs, on-line banking services, 24-hour telephone banking, client care call center, and a mobile banking service.

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

During the third quarter of 2014, Old National merged American National Trust & Investment Management Corp. into Old National Bank. As part of the merger, Old National re-evaluated its business segments and, as of September 30, 2014, Old National changed the composition of its reportable segments to those described above and restated all prior period information. The Wealth Management segment has been aggregated into the banking segment as this business has never been quantitatively significant. In addition, wealth management and banking have the same customers and distribution channels, similar products and services as well as similar economic performance. Selected business segment financial information is shown in the following table for the three and nine months ended September 30:

(dollars in thousands)	Banking	Insurance	Other	Total
Three months ended September 30, 2014
Net interest income	$109,620	$2	$(1,255)	$108,367
Noninterest income	24,265	9,721	432	34,418
Noncash items:
Depreciation and software amortization	3,561	34	138	3,733
Provision for loan losses	2,591	—	—	2,591
Amortization of intangibles	2,102	417	—	2,519
Income tax expense (benefit)	15,925	216	(5,046)	11,095
Segment profit	27,326	261	1,547	29,134
Segment assets	11,035,009	62,956	81,787	11,179,752

Three months ended September 30, 2013
Net interest income	$78,126	$3	$(133)	$77,996
Noninterest income	38,410	8,852	493	47,755
Noncash items:
Depreciation and software amortization	3,390	36	73	3,499
Provision for loan losses	(1,724)	—	—	(1,724)
Amortization of intangibles	1,496	363	—	1,859
Income tax expense (benefit)	8,472	62	(1,665)	6,869
Segment profit	25,385	80	(1,517)	23,948
Segment assets	9,515,092	61,382	75,605	9,652,079

Nine months ended September 30, 2014
Net interest income	$277,910	$8	$(1,591)	$276,327
Noninterest income	81,953	31,485	1,196	114,634
Noncash items:
Depreciation and software amortization	10,148	104	394	10,646
Provision for loan losses	2,228	—	—	2,228
Amortization of intangibles	5,122	1,237	—	6,359
Income tax expense (benefit)	34,111	1,184	(7,300)	27,995
Segment profit	73,149	2,374	(1,106)	74,417
Segment assets	11,035,009	62,956	81,787	11,179,752

Nine months ended September 30, 2013
Net interest income	$236,640	$13	$(416)	$236,237
Noninterest income	109,656	29,189	1,469	140,314
Noncash items:
Depreciation and software amortization	8,839	107	209	9,155
Provision for loan losses	(4,572)	—	—	(4,572)
Amortization of intangibles	4,933	1,291	—	6,224
Income tax expense (benefit)	33,591	767	(3,363)	30,995
Segment profit	78,570	1,501	(3,700)	76,371
Segment assets	9,515,092	61,382	75,605	9,652,079

NOTE 22—FAIR VALUE

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at September 30, 2014 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Trading securities	$3,839	$3,839	$—	$—
Investment securities available-for-sale:
U.S. Treasury	11,140	11,140	—	—
U.S. Government-sponsored entities and agencies	628,331	—	628,331	—
Mortgage-backed securities—Agency	1,226,476	—	1,226,476	—
States and political subdivisions	273,568	—	273,244	324
Pooled trust preferred securities	7,145	—	—	7,145
Other securities	363,801	31,588	332,213	—
Residential loans held for sale	12,875	—	12,875	—
Derivative assets	17,831	—	17,831	—
Financial Liabilities
Derivative liabilities	18,515	—	18,515	—

		Fair Value Measurements at December 31, 2013 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Trading securities	$3,566	$3,566	$—	$—
Investment securities available-for-sale:
U.S. Treasury	13,113	13,113	—	—
U.S. Government-sponsored entities and agencies	435,588	—	435,588	—
Mortgage-backed securities—Agency	1,289,258	—	1,289,258	—
Mortgage-backed securities—Non-agency	17,412	—	17,412	—
States and political subdivisions	268,795	—	268,126	669
Pooled trust preferred securities	8,037	—	—	8,037
Other securities	339,998	31,254	308,744	—
Residential loans held for sale	7,705	—	7,705	—
Derivative assets	22,087	—	22,087	—
Financial Liabilities
Derivative liabilities	19,723	—	19,723	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2014:

	Fair Value Measurements using
	Significant Unobservable Inputs
	(Level 3)
	Pooled Trust Preferred	State and
	Securities Available-	Political
(dollars in thousands)	for-Sale	Subdivisions
Beginning balance, January 1, 2014	$8,037	$669
Accretion/(amortization) of discount or premium	13	1
Sales/payments received	(1,054)	(11)
Matured securities	—	(335)
Increase/(decrease) in fair value of securities	149	—

Ending balance, September 30, 2014	$7,145	$324

Included in the income statement is $14 thousand of income included in interest income from the accretion of discounts on securities. The increase in fair value is reflected in the balance sheet as an increase in the fair value of investment securities available-for sale, an increase in accumulated other comprehensive income, which is included in shareholders’ equity, and a decrease in other assets related to the tax impact.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2013:

	Fair Value Measurements using
	Significant Unobservable Inputs
	(Level 3)
	Pooled Trust Preferred	State and
	Securities Available-	Political
(dollars in thousands)	for-Sale	Subdivisions
Beginning balance, January 1, 2013	$9,359	$984
Accretion/(amortization) of discount or premium	13	3
Payments received	(1,545)	—
Matured securities	—	(320)
Increase/(decrease) in fair value of securities	1,578	—

Ending balance, September 30, 2013	$9,405	$667

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

The tables below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy as of September 30, 2014 and December 31, 2013:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable	Range (Weighted
(dollars in thousands)	Sept. 30, 2014	Techniques	Input	Average)
Pooled trust preferred securities	$7,145	Discounted cash flow	Constant prepayment rate (a)	0.00%
			Additional asset defaults (b)	1.7% - 4.4% (3.7%)
			Expected asset recoveries (c)	0.7% - 7.0% (2.5%)
State and political subdivision securities	324	Discounted cash flow	No unobservable inputs	NA
			Illiquid local municipality issuance
			Old National owns 100%
			Carried at par

(a)	Assuming no prepayments.
(b)	Each currently performing pool asset is assigned a default probability based on the banking environment, which is adjusted for specific issuer evaluation, of 0%, 50% or 100%.
(c)	Each currently defaulted pool asset is assigned a recovery probability based on specific issuer evaluation of 0%, 25% or 100%.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable	Range (Weighted
(dollars in thousands)	Dec. 31, 2013	Techniques	Input	Average)
Pooled trust preferred securities	$8,037	Discounted cash flow	Constant prepayment rate (a)	0.00%
			Additional asset defaults (b)	1.9% - 9.6% (4.5%)
			Expected asset recoveries (c)	1.7% - 9.6% (3.2%)
State and political subdivision securities	669	Discounted cash flow	No unobservable inputs	NA
			Illiquid local municipality issuance
			Old National owns 100%
			Carried at par

(a)	Assuming no prepayments.
(b)	Each currently performing pool asset is assigned a default probability based on the banking environment, which is adjusted for specific issuer evaluation, of 0%, 50% or 100%.
(c)	Each currently defaulted pool asset is assigned a recovery probability based on specific issuer evaluation of 0%, 25% or 100%.

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

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2014 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Collateral Dependent Impaired Loans
Commercial loans	$5,831	$—	$—	$5,831
Commercial real estate loans	6,809	—	—	6,809
Foreclosed Assets
Commercial real estate	6,531	—	—	6,531
Residential	191	—	—	191

Impaired commercial and commercial real estate loans that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral. These impaired commercial and commercial real estate loans had a principal amount of $18.9 million, with a valuation allowance of $6.2 million at September 30, 2014. Old National recorded $5.4 million of provision expense associated with these loans for the nine months ended September 30, 2014.

Other real estate owned and other repossessed property is measured at fair value less costs to sell and had a net carrying amount of $6.7 million. The estimates of fair value are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral. There were write-downs of other real estate owned of $2.4 million and net gains on sale of other real estate owned of $3.5 million in the first nine months of 2014.

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

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable	Range (Weighted
(dollars in thousands)	Sept. 30, 2014	Techniques	Input	Average)
Collateral Dependent Impaired Loans
Commercial loans	$5,831	Fair value of collateral	Discount for type of property, age of appraisal and current status	0% -94% (40%)
Commercial real estate loans	6,809	Fair value of collateral	Discount for type of property, age of appraisal and current status	0% -50% (28%)
Foreclosed Assets
Commercial real estate	6,531	Fair value of collateral	Discount for type of property, age of appraisal and current status	2% -93% (25%)
Residential	191	Fair value of collateral	Discount for type of property, age of appraisal and current status	20% -83% (40%)

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable	Range (Weighted
(dollars in thousands)	Dec. 31, 2013	Techniques	Input	Average)
Collateral Dependent Impaired Loans
Commercial loans	$9,224	Fair value of collateral	Discount for type of property, age of appraisal and current status	0% -75% (24%)
Commercial real estate loans	7,851	Fair value of collateral	Discount for type of property, age of appraisal and current status	10% -54% (30%)
Foreclosed Assets
Commercial real estate	9,069	Fair value of collateral	Discount for type of property, age of appraisal and current status	10% -40% (25%)
Residential	283	Fair value of collateral	Discount for type of property, age of appraisal and current status	10% -45% (25%)

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

We have elected the fair value option for residential mortgage loans held for sale. For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status). None of these loans are 90 days or more past due, nor are any on nonaccrual status. Included in the income statement are $143 thousand and $268 thousand of interest income for residential loans held for sale for the three and nine months ended September 30, 2014, respectively. Included in the income statement are $91 thousand and $297 thousand of interest income for residential loans held for sale for the three and nine months ended September 30, 2013, respectively.

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

As of September 30, 2014, the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected is as follows. Accrued interest at period end is included in the fair value of the instruments.

	Aggregate		Contractual
(dollars in thousands)	Fair Value	Difference	Principal
Residential loans held for sale	$12,875	$438	$12,437

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three and nine months ended September 30, 2014:

Changes in Fair Value for the Three Months ended September 30, 2014, for Items
Measured at Fair Value Pursuant to Election of the Fair Value Option
Total Changes
in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	(Expense)	Earnings
Residential loans held for sale	$32	$4	$—	$36

Changes in Fair Value for the Nine Months ended September 30, 2014, for Items
Measured at Fair Value Pursuant to Election of the Fair Value Option
Total Changes
in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	(Expense)	Earnings
Residential loans held for sale	$305	$5	$—	$310

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

Changes in Fair Value for the Nine Months ended September 30, 2013, for Items
Measured at Fair Value Pursuant to Election of the Fair Value Option
Total Changes
in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	(Expense)	Earnings
Residential loans held for sale	$(41)	$—	$(2)	$(43)

The carrying amounts and estimated fair values of financial instruments, not previously presented in this note, at September 30, 2014 and December 31, 2013 are as follows:

		Fair Value Measurements at September 30, 2014 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2014
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$231,452	$231,452	$—	$—
Investment securities held-to-maturity:
U.S. Government-sponsored entities and agencies	168,084	—	175,250	—
Mortgage-backed securities—Agency	26,006	—	27,097	—
State and political subdivisions	653,943	—	699,370	—
Federal Home Loan Bank stock	45,656	—	45,656	—
Loans, net (including covered loans):
Commercial	1,647,347	—	—	1,685,382
Commercial real estate	1,640,981	—	—	1,716,965
Residential real estate	1,566,377	—	—	1,672,392
Consumer credit	1,339,451	—	—	1,351,678
FDIC indemnification asset	28,000	—	—	14,777
Accrued interest receivable	56,961	109	21,099	35,753
Loan servicing rights	8,788	—	—	9,029
Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$2,371,049	$2,371,049	$—	$—
NOW, savings and money market deposits	4,794,670	4,794,670	—	—
Time deposits	1,041,583	—	1,045,934	—
Short-term borrowings:
Federal funds purchased	150,346	150,346	—	—
Repurchase agreements	344,916	344,916	—	—
Other borrowings:
Senior unsecured bank notes	175,000	—	201,794	—
Junior subordinated debentures	45,000	—	33,050	—
Repurchase agreements	50,000	—	52,022	—
Federal Home Loan Bank advances	602,329	—	—	610,392
Capital lease obligation	4,113	—	5,479	—
Accrued interest payable	2,763	—	2,763	—
Standby letters of credit	316	—	—	316
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$2,201

		Fair Value Measurements at December 31, 2013 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2013
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$206,723	$206,723	$—	$—
Investment securities held-to-maturity:
U.S. Government-sponsored entities and agencies	170,621	—	178,370	—
Mortgage-backed securities—Agency	35,443	—	36,348	—
State and political subdivisions	556,670	—	566,040	—
Federal Home Loan Bank stock	40,584	—	40,584	—
Loans, net (including covered loans):
Commercial	1,386,185	—	—	1,414,184
Commercial real estate	1,220,417	—	—	1,273,070
Residential real estate	1,384,183	—	—	1,475,710
Consumer credit	1,045,034	—	—	1,058,021
FDIC indemnification asset	88,513	—	—	55,368
Accrued interest receivable	50,205	42	20,708	29,455
Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$2,026,490	$2,026,490	$—	$—
NOW, savings and money market deposits	4,166,438	4,166,438	—	—
Time deposits	1,017,975	—	1,028,043	—
Short-term borrowings:
Federal funds purchased	115,103	115,103	—	—
Repurchase agreements	347,229	347,226	—	—
Other borrowings:
Junior subordinated debentures	28,000	—	17,605	—
Repurchase agreements	50,000	—	52,633	—
Federal Home Loan Bank advances	447,856	—	—	485,759
Capital lease obligation	4,157	—	5,245	—
Accrued interest payable	1,877	—	1,877	—
Standby letters of credit	380	—	—	380
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$1,648

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

Loan servicing rights: The fair value of loan servicing rights is determined using a discount rate and a weighted average prepayment speed (Level 3).

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of our results of operations for the three and nine months ended September 30, 2014 and 2013, and financial condition as of September 30, 2014, compared to September 30, 2013, and December 31, 2013. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. This discussion contains forward-looking statements concerning our business that are based on estimates and involves certain risks and uncertainties. Therefore, future results could differ significantly from our current expectations and the related forward-looking statements.

EXECUTIVE SUMMARY

During the third quarter of 2014, net income was $29.1 million, or $0.26 per diluted share. This compares to the $23.9 million, or $0.23 per diluted share reported in the third quarter of 2013. The 2014 results benefitted from higher accretion income which was partially offset by higher amortization expense of our FDIC indemnification asset. Also included in 2014 results were $3.6 million of merger and integration costs. This compares to $2.4 million of merger and integration costs during the third quarter of 2013.

Credit quality remains strong. Despite the continued low level of charge-offs, we did record $2.6 million of provision expense during the third quarter due in part to another quarter of loan growth. This compares to provision recapture of $1.7 million during the third quarter of 2013.

On July 31, 2014, Old National completed its previously announced acquisition of Ann Arbor-based United Bancorp, Inc. (“United”). This acquisition added 18 branch offices in Southern Michigan, doubling our presence in this state.

On August 22, 2014, Old National reported it had received regulatory approval from the Board of Governors of the Federal Reserve System on the pending acquisition of Lafayette, Indiana-based LSB Financial Corp. (“LSB”). LSB operates five full service banking centers in Lafayette, Indiana with loans of approximately $256 million and $304 million of deposits. The transaction is expected to close on November 1, 2014, subject to customary closing conditions.

Subsequent to quarter end, we also received regulatory approval from the Board of Governors of the Federal Reserve System on the pending acquisition of Grand Rapids, Michigan-based Founders Financial Corporation (“Founders”). Founders operates four full-service banking centers in Kent County with loans of approximately $355 million and deposits of $392 million at September 30, 2014.

RESULTS OF OPERATIONS

The following table sets forth certain income statement information of Old National for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(dollars in thousands)	2014	2013	Change	2014	2013	Change
Income Statement Summary:
Net interest income	$108,367	$77,996	38.9%	$276,327	$236,237	17.0%
Provision for loan losses	2,591	(1,724)	(250.3)	2,228	(4,572)	(148.7)
Noninterest income	34,418	47,755	(27.9)	114,634	140,314	(18.3)
Noninterest expense	99,965	96,658	3.4	286,321	273,757	4.6
Other Data:
Return on average common equity	8.54%	8.23%		7.85%	8.58%
Efficiency ratio (1)	67.41	72.96		70.21	69.30
Tier 1 leverage ratio	8.92	8.80		8.92	8.80
Net charge-offs to average loans	0.03	0.02		0.03	0.07

(1)	Efficiency ratio is defined as noninterest expense before amortization of intangibles as a percent of fully taxable net interest income and noninterest income, excluding net gains from securities transactions. This presentation excludes intangible amortization and net securities gains, as is common in other company disclosures, and better aligns with true operating performance. This is a non-GAAP financial measure that management believes to be helpful in understanding Old National’s results of operations.

Net Interest Income

Net interest income is our most significant component of earnings, comprising over 70% of revenues at September 30, 2014. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from client deposits generally costs less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2014	2013	2014	2013
Net interest income	$108,367	$77,996	$276,327	$236,237
Taxable equivalent adjustment	4,488	4,362	12,675	12,517

Net interest income—taxable equivalent	$112,855	$82,358	$289,002	$248,754

Average earning assets	$9,444,853	$8,309,417	$8,821,342	$8,308,859
Net interest margin	4.59%	3.75%	4.18%	3.79%
Net interest margin—fully taxable equivalent	4.78%	3.96%	4.37%	3.99%

Net interest income was $108.4 million and $276.3 million for the three and nine months ended September 30, 2014, up from the $78.0 million and $236.2 million reported for the three and nine months ended September 30, 2013. Taxable equivalent net interest income was $112.9 million and $289.0 million for the three and nine months ended September 30, 2014, up from the $82.4 million and $248.8 million reported for the three and nine months ended September 30, 2013. The net interest margin on a fully taxable equivalent basis was 4.78% and 4.37% for the three and nine months ended September 30, 2014, compared to 3.96% and 3.99% for the three and nine months ended September 30, 2013. Both the three and nine months ended September 30, 2014 and 2013 include accretion income (interest income in excess of contractual interest income) associated with purchased credit impaired loans. Excluding this accretion income in both periods, net interest income on a fully taxable equivalent basis would have been $78.5 million and $219.1 million for the three and nine months ended September 30, 2014, compared to $69.3 million and $206.5 million for the three and nine months ended September 30, 2013; and the net interest margin on a fully taxable equivalent basis would have been 3.32% and 3.31% for the three and nine months ended September 30, 2014 compared to 3.34% and 3.31% for the three and nine months ended September 30, 2013.

The increase in net interest income is primarily due to the increase in accretion income recorded in the first nine months of 2014 compared to the first nine months of 2013, combined with a change in the mix of interest earning assets and interest-bearing liabilities. Accretion income was particularly high during the third quarter of 2014 due to the payoff of several large purchased credit impaired loans. We expect lower levels of accretion income in future periods. It should be noted that the accretion income is partially offset by the amortization of our indemnification asset. See the discussion in the section “Noninterest Income Related to Covered Assets” for additional details.

The increase in the net interest margin in the quarterly comparison is primarily due to the yield on average earning assets increasing while the cost of interest-bearing liabilities decreased. The yield on interest earning assets increased 79 basis points while the cost of interest-bearing liabilities decreased 2 basis points in the quarterly year-over-year comparison. The yield on interest earning assets is calculated by dividing annualized taxable equivalent net interest income by average interest earning assets while the cost of interest-bearing liabilities is calculated by dividing annualized interest expense by average interest-bearing liabilities. The increase in the net interest margin in the nine month comparison is primarily due to the yield on average earning assets increasing while the cost of interest-bearing liabilities decreased. The yield on interest earning assets increased 31 basis points while the cost of interest-bearing liabilities decreased 9 basis points in the nine month comparison.

Average earning assets were $9.445 billion for the three months ended September 30, 2014, compared to $8.309 billion for the three months ended September 30, 2013, an increase of 13.7%, or $1.136 billion. Average earning assets were $8.821 billion for the nine months ended September 30, 2014, compared to $8.309 billion for the nine months ended September 30, 2013, an increase of 6.2%, or $512.5 million. Included in average earnings assets for the quarter ended September 30, 2014, is approximately $519.3 million from the United acquisition, which was acquired on July 31, 2014. Included in average earning assets for the nine months ended September 30, 2014 is approximately $269.0 million from the Tower acquisition, which was acquired on April 25, 2014, and $175.0 million from the United acquisition, which was acquired on July 31, 2014. Affecting average earning assets at September 30, 2014 compared to September 30, 2013, was the increase in the size of the investment portfolio combined with an increase in the size of the loan portfolio. The loan portfolio, which generally has an average yield higher than the investment portfolio, was approximately 62% of average interest earning assets at September 30, 2014.

The $310.0 million increase in average loans over the past twelve months is primarily a result of the Tower and United acquisitions. Average loan growth for the third quarter of 2014 was approximately $603.1 million and included approximately $418.4 million from the United acquisition. From June 30, 2014 to September 30, 2014, period-end loans grew approximately $72.9 million, excluding the United acquisition. The $72.9 million increase was composed of $10.2 million in our commercial loan portfolio, $11.1 million in our commercial real estate loan portfolio, $61.9 million in our consumer loan portfolio and $2.5 million in our residential loan portfolio. These increases in organic loan growth were partially offset by a $12.8 million decrease in our covered loan portfolio.

The $202.5 million increase in the average balance of the investment portfolio from September 30, 2013 to September 30, 2014 can be attributed to the reinvestment of excess cash acquired as part of the Bank of America branch acquisition combined with the Tower and United acquisitions. Included in the increase is approximately $64.1 million from the Tower acquisition and $34.0 million from the United acquisition.

Positively affecting margin were increases in noninterest-bearing demand deposits, NOW and savings accounts, and money market accounts combined with a decrease in time deposits. Average time deposits, which have an average interest rate higher than other types of deposits, decreased $203.7 million since September 30, 2013. Average borrowed funds increased $59.8 million year over year, primarily due to the issuance of $175.0 million of senior unsecured notes in August 2014.

Provision for Loan Losses

The provision for loan losses was an expense of $2.6 million for the three months ended September 30, 2014, compared to a credit of $1.7 million for the three months ended September 30, 2013. The provision for loan losses was an expense of $2.2 million for the nine months ended September 30, 2014, compared to a credit of $4.6 million for the nine months ended September 30, 2013. Over the last twelve months, charge-offs have remained low and we continue to see positive trends in credit quality; however, loan growth in the second and third quarters contributed to the need for additional loan loss reserve and provision expense. Continued loan growth in future periods or credit quality deterioration would result in additional provision expense.

Noninterest Income

We generate revenues in the form of noninterest income through client fees and sales commissions from our core banking franchise and other related businesses, such as wealth management, investment consulting, investment products and insurance. Noninterest income for the three months ended September 30, 2014 was $34.4 million, a decrease of $13.4 million, or 27.9%, from the $47.8 million reported for the three months ended September 30, 2013. For the nine months ended September 30, 2014, noninterest income was $114.6 million, a decrease of $25.7 million, or 18.3%, from the $140.3 million reported for the nine months ended September 30, 2013. The decrease in the quarterly comparison is primarily the result of adjustments to the FDIC indemnification asset, partially offset by increases in wealth management fees and gains on the sale of securities. The decrease in the nine month comparison is primarily the result of adjustments to the FDIC indemnification asset and the gain on branch divestitures that was recorded in the first quarter of 2013. Partially offsetting these decreases were increases in wealth management fees, insurance revenue, insurance contingency fees and gains on the sale of securities.

Net securities gains were $2.7 million and $4.9 million for the three and nine months ended September 30, 2014, compared to net securities gains of $0.2 million and $3.0 million for the three and nine months ended September 30, 2013. Included in the first nine months of 2014 is a $100 thousand other-than-temporary-impairment charge on one limited partnership investment.

Wealth management fees are dependent on the performance of managed assets. Wealth management fees increased by $1.7 million and $2.9 million for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013. Included in the increase for the quarterly comparison is approximately $0.3 million from the acquisition of Tower and $0.6 million from the acquisition of United. Included in the increase for the nine month comparison is approximately $0.9 million from the acquisition of Tower and $0.6 million from the acquisition of United.

Service charges and overdraft fees on deposit accounts, our largest source of noninterest income, continued to be challenged. Service charges and overdraft fees were $12.5 million for the three months ended September 30, 2014, compared to $13.9 million for the three months ended September 30, 2013. Service charges and overdraft fees were $35.4 million for the nine months ended September 30, 2014, compared to $36.8 million for the nine months ended September 30, 2013. Included in the third quarter and first nine months of 2014 is $0.4 million and $0.6 million, respectively, from the Tower acquisition. United contributed $0.5 million in the three and nine months ended September 30, 2014, respectively.

Debit card and ATM fees increased $1.0 million to $19.0 million for the nine months ended September 30, 2014, as compared to $18.0 million for the nine months ended September 30, 2013. The acquired Bank of America branches contributed $1.3 million during the first nine months of 2014. At June 30, 2014, our total assets increased to greater than $10.0 billion subjecting us to certain provisions of the Dodd-Frank Act. As a result, management expects our fee card revenue to be negatively impacted beginning July 2015.

Mortgage banking revenue was $1.7 million and $3.6 million for the three and nine months ended September 30, 2014, compared to $1.0 million and $3.8 million for the three and nine months ended September 30, 2013. Included in the three and nine months ended September 30, 2014 is $0.2 million from the United acquisition. Mortgage production slowed in the first nine months of 2014 as higher interest rates stymied refinance activity and bad weather in the first quarter of 2014 led to low levels of mortgage production, among other factors. As a result, mortgage banking revenue decreased in the nine month comparison as we sold less production to the secondary market in 2014.

Insurance premiums and commissions increased $2.4 million to $31.5 million for the nine months ended September 30, 2014, as compared to $29.1 million for the nine months ended September 30, 2013, primarily as a result of higher contingency income and commissions on property and casualty insurance.

Income from company-owned life insurance decreased $0.9 million and $1.0 million for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013. The decrease is primarily due to a $1.1 million single life insurance benefit that was received in the third quarter of 2013.

During the first quarter of 2013 Old National sold nine banking centers in southern Illinois and western Kentucky. Deposits at the time of sale were approximately $150.1 million and we received a deposit premium of $2.2 million on the sales.

Other income decreased $0.7 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. Other income increased $1.6 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The decrease in the quarterly comparison is primarily a result of a decrease in gain on sales of foreclosed properties. The increase in the nine month comparison is primarily a result of an increase in gain on sales of foreclosed properties.

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

For the third quarter of 2014, changes in the FDIC indemnification asset resulted in a negative adjustment to noninterest income of $(19.1) million. This compares to a negative adjustment of $(2.1) million during the third quarter of 2013. During the first nine months of 2014, changes in the FDIC indemnification asset resulted in a negative adjustment to noninterest income of $(36.9) million. This compares to a negative adjustment of $(5.9) million during the first nine months of 2013. Several large loans paid off in the third quarter of 2014, resulting in a large decrease in the indemnification asset and high amortization expense. As of September 30, 2014, approximately $13.4 million of the remaining indemnification asset balance is expected to be amortized and reported in noninterest income over the next 24 months.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2014, totaled $100.0 million, an increase of $3.3 million, or 3.4%, from the $96.7 million recorded for the three months ended September 30, 2013. For the nine months ended September 30, 2014, noninterest expense totaled $286.3 million, an increase of $12.5 million, or 4.6%, from the $273.8 million recorded for the nine months ended September 30, 2013. Included in the three and nine months ended September 30, 2014 is approximately $3.2 million and $9.6 million, respectively, of operating costs related to 24 branches acquired from Bank of America during the third quarter of 2013. Also included in the three and nine months ended September 30, 2014 is approximately $2.4 million and $4.6 million, respectively, of costs related to the operation of the seven branches acquired from Tower. Included in the three and nine months ended September 30, 2014 is approximately $4.5 million, respectively, of costs related to the operation of the eighteen branches acquired from United. In addition, $3.2 million and $11.8 million of acquisition and integration costs are included in the three and nine months ended September 30, 2014, respectively, associated with the Tower and United acquisitions.

Salaries and benefits is the largest component of noninterest expense. For the three months ended September 30, 2014, salaries and benefits were $54.6 million compared to $51.8 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, salaries and benefits were $161.1 million compared to $151.5 million for the nine months ended September 30, 2013. Included in the three months ended September 30, 2014, is $1.6 million and $3.5 million, respectively, of salaries and benefits expense associated with the Tower and United acquisitions. Included in the nine months ended September 30, 2014, is $3.2 million, $5.0 million and $5.1 million, respectively, of salaries and benefits expense associated with the acquired Bank of America bank branches, Tower and United. Also included in the third quarter of 2014 is a $0.7 million reversal of restricted stock expense. Year-over-year, pension expense decreased $1.2 million, restricted stock expense decreased $0.7 million and short-term incentive expense decreased $0.4 million.

Marketing expense increased $1.7 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. Marketing expense increased primarily as a result of a $1.5 million increase in public relations expense.

Data processing expense increased $0.7 million and $1.9 million for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013. Data processing expense increased primarily as a result of increases in expenses related to upgrades in software and equipment.

Professional expense increased $2.2 million and $3.0 million for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013 primarily as a result of expenses related to the acquisitions of Tower and United.

FDIC assessment expense was $4.6 million for the nine months ended September 30, 2014, compared to $3.6 million for the nine months ended September 30, 2013. Contributing to the increase are higher asset levels in 2014.

Other real estate owned expense decreased $0.7 million and $1.2 million for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013. The majority of the decrease in expense is associated with other real estate properties acquired from the FDIC.

Amortization of intangibles increased $0.7 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. Included in the three months ended September 30, 2014 is $0.4 million associated with the Tower acquisition and $0.4 million associated with the United acquisition.

Other expense was $5.2 million and $13.3 million for the three and nine months ended September 30, 2014, compared to $7.6 million and $15.9 million for the three and nine months ended September 30, 2013. Included in the third quarter of 2014 is a decrease of approximately $432 thousand in the provision for unfunded commitments compared to the third quarter of 2013. Included in expense for the three months ended September 30, 2013, is approximately $2.1 million of expenses associated with the consolidation of 18 branches. Included in expense for the nine months ended September 30, 2014 is an increase of $0.8 million in the provision for unfunded commitments compared to the nine months ended September 30, 2013. Included in expense for the nine months ended September 30, 2013 are approximately $1.0 million for loss on extinguishment of debt regarding the termination of $50.0 million of FHLB advances and $2.1 million of expenses associated with the consolidation of 18 branches.

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

Approximately $487 thousand, or twenty percent of the expense associated with holding and maintaining covered assets assumed in the Integra acquisition, are not reimbursable by the FDIC and were recorded as noninterest expense during the first nine months of 2014. The remaining eighty percent was recorded as a receivable from the FDIC. Additional non-reimbursable expenses of $55 thousand associated with holding and maintaining covered assets assumed in the Integra acquisition were also recorded in noninterest expense during the first nine months of 2014.

Approximately $370 thousand, or twenty percent of the expense associated with holding and maintaining covered assets assumed in the Integra acquisition, are not reimbursable by the FDIC and were recorded as noninterest expense during the first nine months of 2013. The remaining eighty percent was recorded as a receivable from the FDIC. Additional non-reimbursable expenses of $242 thousand associated with holding and maintaining covered assets assumed in the Integra acquisition were also recorded in noninterest expense during the first nine months of 2013.

Provision for Income Taxes

We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The provision for income taxes, as a percentage of pre-tax income, was 27.6% for the three months ended September 30, 2014, compared to 22.3% for the three months ended September 30, 2013. The provision for income taxes, as a percentage of pre-tax income, was 27.3% for the nine months ended September 30, 2014, compared to 28.9% for the nine months ended September 30, 2013. In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at September 30, 2014 based on the current estimate of the effective annual rate. The lower tax rate in the nine months of 2014 is the result of higher tax exempt income in relation to pre-tax book income for 2014 as compared to prior year, as well as lower projected state taxes due to reduced statutory rates. See Note 17 to the consolidated financial statements for additional information.

FINANCIAL CONDITION

Overview

At September 30, 2014, our assets were $11.180 billion, a 15.8% increase compared to September 30, 2013 assets of $9.652 billion, and an increase of 16.7% compared to December 31, 2013 assets of $9.582 billion. The increase in assets is primarily the result of the acquisitions of Tower, which occurred on April 25, 2014, and United, which occurred on July 31, 2014.

Earning Assets

Our earning assets are comprised of investment securities, portfolio loans, loans held for sale, money market investments, interest earning accounts with the Federal Reserve and trading securities. Earning assets were $9.689 billion at September 30, 2014, an increase of 16.9% from September 30, 2013.

Investment Securities

We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements. However, we do have $26.0 million of 15- and 20-year fixed-rate mortgage-backed securities, $168.1 million of U.S. government-sponsored entity and agency securities and $653.9 million of state and political subdivision securities in our held-to-maturity investment portfolio at September 30, 2014. During the third quarter of 2013, state and political subdivision securities with a fair value of $357.8 million were transferred from the available-for-sale portfolio to the held-to-maturity portfolio. We moved these securities to our held-to-maturity portfolio to better align with the percentage of these securities held by our peers and to protect our tangible common equity against rising interest rates.

Trading securities, which consist of mutual funds held in a trust associated with deferred compensation plans for former Monroe Bancorp directors and executives, are recorded at fair value and totaled $3.8 million at September 30, 2014 compared to $3.3 million at September 30, 2013.

At September 30, 2014, the total investment securities portfolio was $3.408 billion compared to $3.176 billion at September 30, 2013, an increase of $231.6 million or 7.3%. Investment securities increased $228.9 million compared to December 31, 2013, an increase of 7.2%. Included in the investment securities portfolio at September 30, 2014 are $108.9 million of investment securities associated with the acquisition of Tower and $148.0 million of investment securities associated with the acquisition of United. Investment securities represented 35.2% of earning assets at September 30, 2014, compared to 38.3% at September 30, 2013, and 38.4% at December 31, 2013. Despite the higher balances, investment securities decreased as a percent of total earning assets due to a proportionately larger increase in loan balances. Stronger commercial loan demand in the future and management’s decision to deleverage the balance sheet could result in a reduction in the securities portfolio. As of September 30, 2014, management does not intend to sell any securities in an unrealized loss position and does not believe we will be required to sell such securities.

The investment securities available-for-sale portfolio had net unrealized losses of $9.7 million at September 30, 2014, a decrease of $15.5 million compared to net unrealized losses of $25.2 million at September 30, 2013, and a decrease of $24.4 million compared to net unrealized losses of $34.1 million at December 31, 2013. Unrealized losses improved at September 30, 2014 due to a decline in interest rates and a shorter duration of the investment portfolio.

The investment portfolio had an average duration of 4.16 at September 30, 2014, compared to 4.76 at September 30, 2013, and 4.84 at December 31, 2013. Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates. Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage. The annualized average yields on investment securities, on a taxable equivalent basis, were 2.80% for the three months ended September 30, 2014, compared to 3.00% for the three months ended September 30, 2013, and 2.87% for the three months ended December 31, 2013. Average yields on investment securities, on a taxable equivalent basis, were 2.88%, 2.95% and 2.93% for the nine months ended September 30, 2014 and 2013 and for the year ended December 31, 2013, respectively.

Residential Loans Held for Sale

Residential loans held for sale were $12.9 million at September 30, 2014, compared to $7.9 million at September 30, 2013, and $7.7 million at December 31, 2013. At September 30, 2014, loans held for sale was made up entirely of mortgage loans held for immediate sale in the secondary market with servicing released. These loans are sold at or prior to origination at a contracted price to an outside investor on a best efforts basis and remain on the Company’s balance sheet for a short period of time (typically 30 to 60 days). These loans are sold without recourse and Old National has experienced no material losses. Mortgage originations are subject to volatility due to interest rates and home sales.

We have elected the fair value option under FASB ASC 825-10 (SFAS No. 159) prospectively for residential loans held for sale. The aggregate fair value exceeded the unpaid principal balance by $0.4 million as of September 30, 2014. The aggregate fair value exceeded the unpaid principal balance by $0.3 million as of September 30, 2013. At December 31, 2013, the aggregate fair value exceeded the unpaid principal balances by $0.1 million.

Commercial and Commercial Real Estate Loans

Commercial and commercial real estate loans, including covered loans, are the second largest classification within earning assets, representing 34.3% of earning assets at September 30, 2014, an increase from 32.4% at September 30, 2013, and an increase from 31.9% at December 31, 2013. At September 30, 2014, commercial and commercial real estate loans, including covered loans, were $3.327 billion, an increase of $640.9 million since September 30, 2013, and an increase of $681.1 million since December 31, 2013. Included in the total for September 30, 2014 is approximately $245.8 million related to the acquisition of Tower and $387.5 million related to the acquisition of United. During the first nine months of 2014, Old National’s organic loan growth exceeded the decline in covered purchased credit impaired loans. Excluding the recently acquired Tower and United loans, commercial and commercial real estate loans increased $94.9 million from December 2013.

Consumer Loans

At September 30, 2014, consumer loans, including automobile loans, personal and home equity loans and lines of credit, increased $333.6 million or 33.0% compared to September 30, 2013, and increased $295.7 million or 28.2% since December 31, 2013. Included in the total for September 30, 2014 is approximately $34.2 million related to the acquisition of Tower and $123.8 million related to the acquisition of United. During the first nine months of 2014, Old National also experienced organic loan growth in consumer loans. Excluding the recently acquired loans, consumer loans increased $145.4 million from December 2013.

Residential Real Estate Loans

At September 30, 2014, residential real estate loans, including covered loans, held in our loan portfolio were $1.570 billion, an increase of $182.6 million, or 13.2%, from December 31, 2013 and an increase of $195.5 million, or 14.2%, from September 30, 2013. Included in the total for September 30, 2014 is approximately $66.2 million related to the acquisition of Tower and $119.3 million related to the acquisition of United.

During the third quarter of 2013, Old National sold approximately $96.9 million of residential real estate loans as part of its effort to reduce interest rate risk in the loan portfolio. All of the loans sold were FNMA conforming loans.

Covered Assets

On July 29, 2011, Old National acquired the banking operations of Integra Bank N.A. (“Integra”) in an FDIC assisted transaction. We entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans, and other real estate owned (“OREO”). Loans comprise the majority of the assets acquired and are subject to loss share agreements with the FDIC whereby Old National is indemnified against 80% of losses up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0% reimbursement, and 80% of losses in excess of $467.2 million with respect to covered assets. As of September 30, 2014, we do not expect losses to exceed $275.0 million.

Covered assets continue to decline as we work through these purchased credit impaired loans. A summary of covered assets is presented below:

	September 30,	December 31,
(dollars in thousands)	2014	2013
Loans, net of discount & allowance	$154,759	$212,428
Other real estate owned	9,454	13,670

Total covered assets	$164,213	$226,098

FDIC Indemnification Asset

Because the FDIC will reimburse Old National for losses incurred on certain acquired loans, an indemnification asset is recorded at fair value at the acquisition date. The indemnification asset is recognized at the same time as the indemnified loans, and measured on the same basis, subject to collectibility or contractual limitations. The indemnification asset, on the acquisition date, reflects the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties. Reimbursement claims are submitted to the FDIC and the receivable is reduced when the FDIC pays the claim. At September 30, 2014, the FDIC loss sharing asset was $28.0 million and was comprised of a $25.7 million FDIC indemnification asset and a $2.3 million FDIC loss share receivable. The loss share receivable represents actual incurred losses where reimbursement has not yet been received from the FDIC. The indemnification asset represents future cash flows we expect to collect from the FDIC under the loss sharing agreements and the amount related to the estimated improvements in cash flow expectations that are being amortized over the same period for which those improved cash flows are being accreted into income. At September 30, 2014, $12.3 million of the FDIC indemnification asset is related to expected indemnification payments and $13.4 million is expected to be amortized and reported in noninterest income as an offset to future accreted interest income. We currently expect the majority of the $13.4 million to be amortized over the next 24 months.

A summary of activity for the indemnification asset and loss share receivable is presented below:

(dollars in thousands)	2014	2013
Balance at January 1,	$88,513	$116,624
Adjustments not reflected in income:
Cash received from FDIC	(24,814)	(19,415)
Loan expenses to be reimbursed	1,488	1,469
Other	(271)	(1,204)
Adjustments reflected in income:
(Amortization) accretion	(35,269)	(6,814)
Higher (lower) loan loss expectations	(13)	115
Write-downs/(gain) on sale of other real estate	(1,634)	1,965
Recovery amounts due to FDIC	—	(1,243)
Other	—	61

Balance at September 30,	$28,000	$91,558

Goodwill and Other Intangible Assets

Goodwill and other intangible assets at September 30, 2014, totaled $530.5 million, an increase of $151.2 million compared to $379.3 million at September 30, 2013, and an increase of $151.8 million compared to $378.7 million at December 31, 2013. During the third quarter of 2014, we recorded $93.3 million of goodwill and other intangible assets associated with the acquisition of United Bancorp, Inc., which is included in the “Banking” column for segment reporting. During the second quarter of 2014, we recorded $64.6 million of goodwill and other intangible assets associated with the acquisition of Tower Financial Corporation, which is included in the “Banking” column for segment reporting. Also during the second quarter of 2014, we increased customer business relationship intangibles by $0.3 million related to the purchase of an insurance book of business, which is included in the “Insurance” segment. During the third quarter of 2013, we recorded $16.8 million of goodwill and other intangible assets associated with the acquisition of 24 retail bank branches from Bank of America, all of which is included in the “Banking” column for segment reporting. During the fourth quarter of 2013, we increased customer business relationships by $1.3 million related to the purchase of an insurance book of business, which is included in the “Insurance” segment.

Company-Owned Life Insurance

Company-owned life insurance has increased $42.6 million since September 30, 2013 primarily as a result of the acquisitions of Tower and United.

Assets Held for Sale

Assets held for sale were $8.7 million at September 30, 2014 compared to $9.1 million at December 31, 2013. Included in assets held for sale are four facilities associated with the Monroe Bancorp acquisition.

Other Assets

Other assets have increased $23.8 million, or 10.8%, since December 31, 2013 primarily a result of a $19.7 million increase in deferred tax assets and $8.8 million of loan servicing rights acquired in the United transaction.

Funding

Total funding, comprised of deposits and wholesale borrowings, was $9.574 billion at September 30, 2014, an increase of 15.9% from $8.261 billion at September 30, 2013, and an increase of 16.3% from $8.230 billion at December 31, 2013. Included in total funding were deposits of $8.207 billion at September 30, 2014, an increase of $998.9 million, or 13.9%, compared to September 30, 2013, and an increase of $996.4 million, or 13.8%, compared to December 31, 2013. Included in total deposits at September 30, 2014 are $455.1 million from the acquisition of Tower. Also included in total deposits at September 30, 2014 are $735.4 million of deposits from the United acquisition. Partially offsetting these increases is the $28.2 million of deposits that were sold in conjunction with our branch sales in the fourth quarter of 2013 along with a decrease in higher cost certificates of deposit that reached maturity. Noninterest-bearing deposits increased 20.0%, or $395.9 million, compared to September 30, 2013. NOW deposits increased 20.9% or $358.3 million, while savings deposits increased 11.0%, or $215.7 million, compared to September 30, 2013. Money market deposits increased 21.2%, or $95.7 million. Time deposits decreased 6.0% or $66.6 million compared to September 30, 2013. Year over year we experienced an increase in noninterest-bearing demand deposits.

We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. At September 30, 2014, wholesale borrowings, including short-term borrowings and other borrowings, increased $314.1 million, or 29.8%, from September 30, 2013 and increased $348.3 million, or 34.2%, from December 31, 2013, respectively. Wholesale funding as a percentage of total funding was 14.3% at September 30, 2014, compared to 12.7% at September 30, 2013, and 12.4% at December 31, 2013. The increase in wholesale funding during 2014 is primarily in short maturity FHLB advances combined with the issuance of approximately $175 million of senior unsecured debt in August 2014.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities decreased $33.3 million, or 14.4%, since September 30, 2013 primarily as a result of decreases in accrued pension expense and tax liabilities combined with fluctuations in the fair value of derivative financial instruments.

Capital

Shareholders’ equity totaled $1.407 billion at September 30, 2014, compared to $1.159 billion at September 30, 2013, and $1.163 billion at December 31, 2013. The September 30, 2014 balance includes approximately $78.7 million from the approximately 5.6 million shares of common stock that were issued in conjunction with the acquisition of Tower Financial Corporation. Also included in the September 30, 2014 balance is approximately $123.8 million from the approximately 9.1 million shares of common stock that were issued in conjunction with the acquisition of United Bancorp, Inc.

We paid cash dividends of $0.11 and $0.33 per share for the three and nine months ended September 30, 2014, which reduced equity by $35.3 million. We paid cash dividends of $0.10 and $0.30 per share for the three and nine months ended September 30, 2013, which reduced equity by $30.3 million. We repurchased shares of our stock, reducing shareholders’ equity by $15.3 million during the nine months ended September 30, 2014, and $11.1 million during the nine months ended September 30, 2013. During the third quarter of 2014, we repurchased 1,000,000 shares of our common stock under our buyback program. During the first nine months of 2013, we repurchased 750,000 shares of our common stock under our buyback program. The remaining repurchases related primarily to our employee stock based compensation plans. The change in unrealized losses on investment securities increased equity by $15.8 million during the nine months ended September 30, 2014, and decreased equity by $74.9 million during the nine months ended September 30, 2013. Shares issued for reinvested dividends, stock options, restricted stock and stock compensation plans increased shareholders’ equity by $4.3 million during the nine months ended September 30, 2014, compared to $4.5 million during the nine months ended September 30, 2013.

Capital Adequacy

Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At September 30, 2014, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of well-capitalized based on the most recent regulatory definition. To be categorized as well-capitalized, the bank subsidiary must maintain at least a total risk-based capital ratio of 10.0%, a Tier 1 risk-based capital ratio of 6.0% and a Tier 1 leverage ratio of 5.0%. Goodwill of $56.2 million, core deposit intangibles of $4.6 million and customer relationship intangibles of $3.8 million were recorded in conjunction with the Tower Financial Corporation acquisition. Goodwill of $82.5 million, core deposit intangibles of $5.9 million and customer relationship intangibles of $4.9 million were recorded in conjunction with the United Bancorp acquisition.

As of September 30, 2014, Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

	Regulatory Guidelines	September 30,		December 31,
	Minimum	2014	2013	2013
Risk-based capital:
Tier 1 capital to total avg assets (leverage ratio)	4.00%	8.92%	8.80%	8.92%
Tier 1 capital to risk-adjusted total assets	4.00	12.99	14.22	14.32
Total capital to risk-adjusted total assets	8.00	13.75	15.10	15.19
Shareholders’ equity to assets	N/A	12.59	12.01	12.13

As of September 30, 2014, Old National Bank, Old National’s bank subsidiary, maintained a strong capital position as evidenced by the following comparisons of key industry ratios.

	Regulatory Guidelines	Well Capitalized	September 30,		December 31,
	Minimum	Guidelines	2014	2013	2013
Risk-based capital:
Tier 1 capital to total avg assets (leverage ratio)	4.00%	5.00%	8.22%	7.78%	7.35%
Tier 1 capital to risk-adjusted total assets	4.00	6.00	11.95	12.55	11.80
Total capital to risk-adjusted total assets	8.00	10.00	12.71	13.45	12.67

Under the new Basel III requirements, the fully phased-in well-capitalized minimum ratios will be as follows: Tier I common equity ratio – 7.0%; Tier 1 leverage ratio – 5.0%; Tier 1 risk-based capital ratio – 8.5%; and total risk-based capital ratio – 10.5%. Old National currently expects it will exceed these required minimums.

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

Investment Activities

We carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral. At September 30, 2014, we had pooled trust preferred securities with a fair value of approximately $7.1 million, or 0.3% of the available-for-sale securities portfolio. These securities remained classified as available-for-sale and at September 30, 2014, the unrealized loss on our pooled trust preferred securities was approximately $10.9 million. There was no other-than-temporary-impairment recorded in either the first nine months of 2014 or 2013 on these securities.

All of our mortgage-backed securities are backed by U.S. government-sponsored or federal agencies. Municipal bonds, corporate bonds and other debt securities are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. See Note 6 to the consolidated financial statements for additional details about our investment security portfolio.

Counterparty Exposure

Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation. We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry. Old National’s net counterparty exposure was an asset of $568.1 million at September 30, 2014.

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

We lend primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. At September 30, 2014, we had no concentration of loans in any single industry exceeding 10% of our portfolio and had no exposure to foreign borrowers or sovereign debt. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, southeastern Illinois, western Kentucky and southwestern Michigan. We are experiencing a slow and gradual improvement in the economy of our principal markets. Management expects that trends in under-performing, criticized and classified loans will be influenced by the degree to which the economy strengthens or weakens.

During the third quarter of 2011, Old National acquired the banking operations of Integra Bank in an FDIC assisted transaction. As of September 30, 2014, acquired loans totaled $195.3 million and there was $9.5 million of other real estate owned. The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans, and other real estate owned. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. At September 30, 2014, approximately $154.8 million of loans, net of discount and allowance, and $9.5 million of other real estate owned are covered by the loss sharing agreements. Under the terms of the loss sharing agreements, the FDIC will reimburse Old National for 80% of losses up to $275.0 million. Currently we do not expect losses to exceed $275.0 million. These covered assets are included in our summary of under-performing, criticized and classified assets found below.

On April 25, 2014, Old National closed on its acquisition of Tower. As of September 30, 2014, acquired loans totaled $346.2 million and there was $0.4 million of other real estate owned. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. Old National reviewed the acquired loans and determined that as of September 30, 2014, $13.0 million met the definition of criticized, $24.6 million were considered classified, and $0.5 million were doubtful. Our current preference would be to work these loans and avoid foreclosure actions unless additional credit deterioration becomes apparent. These assets are included in our summary of under-performing, criticized and classified assets found below.

On July 31, 2014, Old National closed on its acquisition of United. As of September 30, 2014, acquired loans totaled $631.0 million and there was $1.6 million of other real estate owned. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. Old National reviewed the acquired loans and determined that as of September 30, 2014, $35.7 million met the definition of criticized, $32.5 million were considered classified, and $0.1 million were doubtful. Our current preference would be to work these loans and avoid foreclosure actions unless additional credit deterioration becomes apparent. These assets are included in our summary of under-performing, criticized and classified assets found below.

Summary of under-performing, criticized and classified assets:

	September 30,		December 31,
(dollars in thousands)	2014	2013	2013
Nonaccrual loans
Commercial	$41,312	$27,037	$28,635
Commercial real estate	64,831	65,344	52,363
Residential real estate	14,517	10,307	10,333
Consumer	4,778	4,941	5,318
Covered loans (5)	16,886	40,688	31,793

Total nonaccrual loans (6)	142,324	148,317	128,442
Renegotiated loans not on nonaccrual
Noncovered loans	22,100	14,010	15,596
Covered loans (5)	151	35	148
Past due loans (90 days or more and still accruing)
Commercial	—	41	—
Commercial real estate	207	—	—
Residential real estate	12	369	35
Consumer	257	371	189
Covered loans (5)	166	74	14

Total past due loans	642	855	238
Other real estate owned	8,173	9,609	7,562
Other real estate owned, covered (5)	9,454	18,248	13,670

Total under-performing assets	$182,844	$191,074	$165,656

Classified loans (includes nonaccrual, renegotiated, past due 90 days and other problem loans)	$226,072	$178,273	$159,783
Classified loans, covered (5)	19,029	45,623	35,500
Other classified assets (3)	26,530	48,397	43,861
Criticized loans	170,500	129,461	135,401
Criticized loans, covered (5)	5,294	9,959	8,421

Total criticized and classified assets	$447,425	$411,713	$382,966

Asset Quality Ratios including covered assets:
Non-performing loans/total loans (1) (2)	2.64%	3.20%	2.84%
Under-performing assets/total loans and other real estate owned (1)	2.92	3.75	3.25
Under-performing assets/total assets	1.64	1.98	1.73
Allowance for loan losses/under-performing assets (4)	26.40	24.76	28.46
Allowance for loan losses/nonaccrual loans (6)	33.92	31.90	36.71
Asset Quality Ratios excluding covered assets:
Non-performing loans/total loans (1) (2)	2.42	2.52	2.31
Under-performing assets/total loans and other real estate owned (1)	2.56	2.73	2.46
Under-performing assets/total assets	1.40	1.37	1.25
Allowance for loan losses/under-performing assets (4)	28.62	32.04	34.78
Allowance for loan losses/nonaccrual loans (6)	35.63	39.31	43.19

(1)	Loans exclude residential loans held for sale and leases held for sale.
(2)	Non-performing loans include nonaccrual and renegotiated loans.
(3)	Includes 3 pooled trust preferred securities and 4 corporate securities at September 30, 2014.
(4)	Because the acquired loans from Monroe, Integra, Indiana Community, Tower and United were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date.
(5)	The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans and other real estate owned. At September 30, 2014, we expect eighty percent of any losses incurred on these covered assets to be reimbursed to Old National by the FDIC.
(6)	Includes approximately $37.0 million of purchased credit impaired loans that are categorized as nonaccrual because the collection of principal or interest is doubtful. These loans are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

Under-performing assets totaled $182.8 million at September 30, 2014, a decrease of $8.3 million compared to $191.1 million at September 30, 2013, and an increase of $17.1 million compared to $165.7 million at December 31, 2013. As a percent of total loans and other real estate owned, under-performing assets, at September 30, 2014, were 2.92%, a decrease from the September 30, 2013 ratio of 3.75% and a decrease from the December 31, 2013 ratio of 3.25%. At September 30, 2014, under-performing assets related to covered assets acquired in the Integra Bank acquisition were approximately $26.7 million, which included approximately $16.9 million of nonaccrual loans, $0.3 million of past due loans and renegotiated loans and $9.5 million of other real estate owned. The nonaccrual covered loans are categorized in this manner because the collection of principal or interest is doubtful. However, they are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

Nonaccrual loans were $142.3 million at September 30, 2014, compared to $148.3 million at September 30, 2013, and $128.4 million at December 31, 2013. Nonaccrual loans decreased from September 30, 2013 primarily as a result of a decrease in our acquired covered nonaccrual loans, which was partially offset by an increase in nonaccrual commercial loans. Nonaccrual loans, however, have remained at elevated levels since the acquisition of Monroe Bancorp and the FDIC-assisted acquisition of Integra in 2011. In addition, nonaccrual loans at September 30, 2014 include $17.7 million of loans related to loans acquired from Tower Financial Corporation in April 2014 and $26.6 million of loans related to loans acquired from United Bancorp in July 2014. Because the acquired loans from Monroe Bancorp, Integra Bank, Indiana Community Bancorp, the Bank of America branches, Tower Financial Corporation and United Bancorp were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date. As a percent of nonaccrual loans (excluding covered loans), the allowance for loan losses was 35.63% at September 30, 2014, compared to 39.31% at September 30, 2013 and 43.19% at December 31, 2013. Included in nonaccrual loans at September 30, 2014 and December 31, 2013 were $37.0 million and $38.3 million, respectively, of purchased credit impaired loans that were included in the nonaccrual category because the collection of principal or interest is doubtful. However, they are accounted for under FASB ASC 310-30 and accordingly treated as performing assets. We would expect our nonaccrual loans to remain at elevated levels until management can work through and resolve these purchased credit impaired loans.

Total classified and criticized assets were $447.4 million at September 30, 2014, an increase of $35.7 million from September 30, 2013, and an increase of $64.5 million from December 31, 2013. Included in criticized and classified assets at September 30, 2014, is $38.1 million related to the acquisition of Tower Financial Corporation and $68.3 million related to the acquisition of United Bancorp. Other classified assets include $26.5 million, $48.4 million and $43.9 million of investment securities that fell below investment grade rating at September 30, 2014, September 30, 2013 and December 31, 2013, respectively.

Old National may choose to restructure the contractual terms of certain loans. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit Old National by increasing the ultimate probability of collection.

Any loans that are modified are reviewed by Old National to identify if a troubled debt restructuring (“TDR”) has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. During the nine months ended September 30, 2014, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate of new debt with similar risk, or a permanent reduction of the recorded investment of the loan.

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

At September 30, 2014, our troubled debt restructurings consisted of $21.0 million of commercial loans, $19.9 million of commercial real estate loans, $2.0 million of consumer loans and $2.1 million of residential loans, totaling $45.0 million. Approximately $22.8 million of the troubled debt restructuring at September 30, 2014 were included with nonaccrual loans. As of September 30, 2014, Old National had allocated specific reserves of $3.0 million to commercial loans and $2.0 million to commercial real estate loans for loans that have been modified in troubled debt restructurings. At December 31, 2013, our troubled debt restructurings consisted of $22.5 million of commercial loans, $22.6 million of commercial real estate loans, $1.4 million of consumer loans and $2.4 million of residential loans, totaling $48.9 million. Approximately $33.1 million of the troubled debt restructuring at December 31, 2013 were included with nonaccrual loans. As of December 31, 2013, Old National had allocated specific reserves of $2.1 million to commercial loans and $2.0 million to commercial real estate loans for loans that have been modified in troubled debt restructurings.

The terms of certain other loans were modified during the nine months ended September 30, 2014 that did not meet the definition of a troubled debt restructuring. It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have extended the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification. The evaluation is performed under our internal underwriting policy. We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral or a bona fide guarantee. We also consider whether the modification was insignificant relative to the other terms of the agreement or if the delay in a payment was 90 days or less.

Purchased credit impaired (“PCI”) loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition. If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually. If the purchased credit impaired loan is being accounted for as part of a pool, it will not be removed from the pool. As of September 30, 2014, it has not been necessary to remove any loans from PCI accounting.

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

Allowance for Loan Losses and Reserve for Unfunded Commitments

Loan charge-offs, net of recoveries, totaled $0.5 million for the three months ended September 30, 2014, as compared to $0.3 million for the three months ended September 30, 2013. Loan charge-offs, net of recoveries, totaled $1.1 million for the nine months ended September 30, 2014, as compared to $2.9 million for the nine months ended September 30, 2013. Annualized, net charge-offs to average loans were 0.03% and 0.03% for the three and nine months ended September 30, 2014, as compared to 0.02% and 0.07% for the three and nine months ended September 30, 2013. Management will continue its efforts to reduce the level of non-performing loans and may consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for loan losses.

To provide for the risk of loss inherent in extending credit, we maintain an allowance for loan losses. The determination of the allowance is based upon the size and current risk characteristics of the loan portfolio and includes an assessment of individual problem loans, actual loss experience, current economic events and regulatory guidance. At September 30, 2014, the allowance for loan losses was $48.3 million, an increase of $1.0 million compared to $47.3 million at September 30, 2013, and an increase of $1.2 million compared to $47.1 million at December 31, 2013. Over the last twelve months, charge-offs have remained low and we continue to see positive trends in credit quality. Continued loan growth in future periods could result in an increase in provision expense. As a percentage of total loans excluding loans held for sale, the allowance was 0.77% at September 30, 2014, compared to 0.93% at September 30, 2013, and 0.93% at December 31, 2013. The decrease from September 30, 2013 is primarily a result of the acquisitions of Tower and United. The acquired loans from Tower and United were recorded at fair value pursuant to ASC 805, and accordingly no allowance was recorded at the acquisition date. The provision for loan losses for the nine months ended September 30, 2014, was an expense of $2.2 million compared to a credit of $4.6 million for the nine months ended September 30, 2013.

Because the acquired loans from Monroe Bancorp, Integra Bank, Indiana Community Bancorp, the Bank of America branches, Tower Financial Corp and United Bancorp were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date. We would expect that as the fair value mark is accreted into income over future periods, a reserve will be established to absorb credit deterioration or adverse changes in expected cash flows. Through September 30, 2014, $1.6 million, $3.7 million, and $0.2 million had been reserved for these purchased credits from Monroe Bancorp, Integra Bank, and United Bancorp, respectively.

The following table provides additional details of the following components of the allowance for loan losses, including FAS 5/ASC 450 (Accounting for Contingencies), FAS 114/ASC 310-40 (Accounting by Creditors for Impairment of a Loan) and SOP 03-3/ASC 310-30 (Accounting for Certain Loans or Debt Securities Acquired in a Transfer):

			Purchased Loans
	Legacy		Covered			Non-covered
(dollars in thousands)	FAS 5	FAS 114	FAS 5	FAS 114	SOP 03-3	FAS 5	FAS 114	SOP 03-3
Loan balance	$4,794,360	$52,894	$66,346	$5,883	$86,116	$1,153,300	$40,285	$43,251
Remaining purchase discount	—	—	3,562	—	40,886	58,039	12,551	27,192

Allowance, January 1, 2014	30,826	8,346	1,552	—	3,852	—	—	2,569
Charge-offs	(1,349)	(4,133)	(82)	(594)	92	(551)	(596)	(479)
Recoveries	751	4,216	18	112	63	205	1,028	205
Provision expense	3,434	667	(465)	2,015	(2,977)	346	154	(946)

Allowance, September 30, 2014	$33,662	$9,096	$1,023	$1,533	$1,030	$—	$586	$1,349

We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. The $5.2 million reserve for unfunded loan commitments at September 30, 2014 is classified as a liability account on the balance sheet. The reserve for unfunded loan commitments was $2.7 million at December 31, 2013. The reserve for unfunded loan commitments increased primarily due to the acquisitions of Tower Financial and United Bancorp.

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

A key element in our ongoing process is to measure and monitor interest rate risk using a Net Interest Income at Risk simulation to model the interest rate sensitivity of the balance sheet and to quantify the impact of changing interest rates on the Company. The model quantifies the effects of various possible interest rate scenarios on projected net interest income over a one-year and a two-year cumulative horizon. The model measures the impact on net interest income relative to a base case scenario. The base case scenario assumes that the balance sheet and interest rates are held at current levels.

Our simulation scenarios assume the following market interest rates with an instantaneous shift from current interest rates.

	Hypothetical LIBOR/Swap Yield Curves, September 30, 2014
	3-Month	6-Month	1-Year	2-Year	3-Year	5-Year	10-Year	20-Year	30-Year
+ 3.00%	3.24%	3.33%	3.58%	3.82%	4.30%	4.93%	5.64%	6.09%	6.19%
+ 2.00%	2.24%	2.33%	2.58%	2.82%	3.30%	3.93%	4.64%	5.09%	5.19%
+ 1.00%	1.24%	1.33%	1.58%	1.82%	2.30%	2.93%	3.64%	4.09%	4.19%
Yield Curve at 9/30	0.24%	0.33%	0.58%	0.82%	1.30%	1.93%	2.64%	3.09%	3.19%
- 1.00%	NA	NA	NA	NA	NA	NA	NA	NA	NA
100 bp flattening of curve
Short end	1.24%	1.33%	1.58%	1.82%	1.30%	1.93%	2.64%	3.09%	3.19%
Long end	0.24%	0.33%	0.58%	0.82%	1.30%	1.93%	1.64%	2.09%	2.19%
100 bp steepening of curve
Short end	0.00%	0.00%	0.00%	0.00%	1.30%	1.93%	2.64%	3.09%	3.19%
Long end	0.24%	0.33%	0.58%	0.82%	1.30%	1.93%	3.64%	4.09%	4.19%

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

The tables below reflect the impact on future net interest income over both a one-year time horizon and a two-year cumulative time horizon.

	Impact on Future Annual Net Interest Income
	9/30/2014		9/30/2013
Immediate
Change in the
Level of Interest Rates	$ Change (000s)	% Change	$ Change (000s)	% Change
+ 3.00%	(711)	-0.24%	(28,550)	-10.94%
+ 2.00%	455	0.15%	(16,555)	-6.35%
+ 1.00%	463	0.16%	(4,314)	-1.65%
- 1.00%	NA	NA	NA	NA
100 bp flattening of curve
Short end	(1,974)	-0.66%	(6,500)	-2.49%
Long end	(2,330)	-0.78%	(4,637)	-1.78%
100 bp steepening of curve
Short end	(3,797)	-1.28%	(2,026)	-0.78%
Long end	1,599	0.54%	2,655	1.02%

	Impact on Future Net Interest Income
	Two Year Cumulative Horizon
	9/30/2014		9/30/2013
Immediate Change in the Level of Interest Rates	$ Change (000s)	% Change	$ Change (000s)	% Change
+ 3.00%	33,831	5.75%	(31,367)	-6.06%
+ 2.00%	25,053	4.26%	(13,186)	-2.55%
+ 1.00%	13,650	2.32%	2,107	0.41%
- 1.00%	NA	NA	NA	NA
100 bp flattening of curve
Short end	5,424	0.92%	(5,190)	-1.00%
Long end	(7,335)	-1.25%	(14,109)	-2.73%
100 bp steepening of curve
Short end	(11,648)	-1.98%	(7,677)	-1.48%
Long end	5,732	0.97%	8,097	1.57%

In addition to our net interest income sensitivity analysis, we also use an Economic Value of Equity (EVE) analysis to evaluate the impact of long term cash flows on earnings and capital. EVE modeling involves discounting present values of all cash flows under different interest rate scenarios. The discounted present value of all cash flows represents our economic value of equity.

The table below reflects the estimated impact on EVE assuming various interest rate scenarios.

	Impact on Economic Value of Equity
	9/30/2014		9/30/2013
Immediate Change in	Economic		Economic
the Level of Interest Rates	$ Change (millions)	% Change	$ Change (millions)	% Change
+3.00%	(55)	-4.15%	(182)	-14.87%
+2.00%	(26)	-1.92%	(127)	-10.35%
+1.00%	(1)	-0.09%	(23)	-1.86%
Yield Curve	—	—	—	—
-1.00%	NA	NA	NA	NA

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

We use derivatives, primarily interest rate swaps, as one method to manage interest rate risk in the ordinary course of business. We also provide derivatives to our commercial customers in connection with managing interest rate risk. Our derivatives had an estimated fair value loss of $0.7 million at September 30, 2014, compared to an estimated fair value gain of $2.4 million at December 31, 2013. See Note 18 to the consolidated financial statements for further discussion of derivative financial instruments.

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

A time deposit maturity schedule for Old National Bank is shown in the following table for September 30, 2014.

Time Deposit Maturity Schedule, September 30, 2014
	Amount
Maturity Bucket	(000s)	Rate
2014	$200,819	0.45%
2015	456,840	0.83%
2016	213,993	2.33%
2017	68,155	0.76%
2018	48,157	1.15%
2019 and beyond	53,619	1.54%

Our ability to acquire funding at competitive prices is influenced by rating agencies’ views of our credit quality, liquidity, capital and earnings. All of the rating agencies place us in an investment grade that indicates a low risk of default. For both Old National and Old National Bank:

•	Moody’s Investor Service assigned a Long Term Rating of A3 to Old National Bancorp’s senior debt issuance on August 12, 2014.

•	Moody’s Investor Service affirmed Old National Bank’s Long Term Rating at A2 with a stable outlook and stable Short Term ratings of P-1 on July 31, 2014.

•	Dominion Bond Rating Services (DBRS) confirmed our ratings (A, R-1) and stable outlook on November 11, 2013. Subsequent to the confirmation, DBRS withdrew the ratings at its own discretion.

The senior debt ratings of Old National and Old National Bank at September 30, 2014, are shown in the following table.

SENIOR DEBT RATINGS
Moody’s Investor Service
	Long	Short
	term	term
Old National Bancorp	A3	N/A
Old National Bank	A2	P-1
N/A = not applicable

Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well. As of September 30, 2014, Old National Bancorp and its subsidiaries had the following availability of liquid funds and borrowings.

	Parent
(dollars in thousands)	Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$186,181	$45,271
Unencumbered government-issued debt securities	—	1,194,232
Unencumbered investment grade municipal securities	—	230,146
Unencumbered corporate securities	—	95,642
Unencumbered other securities	—	—
Availability of borrowings:
Amount available from Federal Reserve discount window*	—	450,498
Amount available from Federal Home Loan Bank Indianapolis*	—	666,164
Amount available under other credit facilities	—	—

Total available funds	$186,181	$2,681,953

* Based on collateral pledged

The Parent Company (Old National Bancorp) has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. The Parent Company can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit and through the issuance of debt securities. Additionally, the Parent Company has a shelf registration in place with the Securities and Exchange Commission permitting ready access to the public debt and equity markets. At September 30, 2014, the Parent Company’s other borrowings outstanding were $220.0 million which represents an increase of $175 million from June 30, 2014. This increase was due to the Parent Company’s issuance of $175 million in senior debt during the quarter.

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

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.505 billion and standby letters of credit of $67.7 million at September 30, 2014. At September 30, 2014, approximately $1.435 billion of the loan commitments had fixed rates and $69.6 million had floating rates, with the floating rates ranging from 0% to 21%. At December 31, 2013, loan commitments were $1.271 billion and standby letters of credit were $62.0 million. The term of these off-balance sheet arrangements is typically one year or less.

Old National entered into a risk participation in an interest rate swap during the second quarter of 2007, which had a notional amount of $8.0 million at September 30, 2014. Old National entered into an additional risk participation in an interest rate swap during the third quarter of 2014, which had a notional amount of $13.9 million at September 30, 2014.

CONTRACTUAL OBLIGATIONS

The following table presents our significant fixed and determinable contractual obligations at September 30, 2014:

CONTRACTUAL OBLIGATIONS
	Payments Due In
(dollars in thousands)	One Year or Less (1)	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without stated maturity	$7,165,719	$—	$—	$—	$7,165,719
IRAs, consumer and brokered certificates of deposit	213,045	658,619	116,299	53,620	1,041,583
Short-term borrowings	495,262	—	—	—	495,262
Other borrowings	200,713	117,439	191,552	362,012	871,716
Fixed interest payments (2)	4,728	20,657	9,249	24,713	59,347
Operating leases	8,264	64,972	62,831	235,039	371,106
Other long-term liabilities (3)	347	—	—	—	347

(1)	For the remaining three months of fiscal 2014.
(2)	Our senior notes, subordinated notes, certain trust preferred securities and certain Federal Home Loan Bank advances have fixed rates ranging from 0.15% to 8.34%. All of our other long-term debt is at Libor based variable rates at September 30, 2014. The projected variable interest assumes no increase in Libor rates from September 30, 2014.
(3)	Amount expected to be contributed to the pension plans in 2014. Amounts for 2015 and beyond are unknown at this time.

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

In addition, liabilities recorded under FASB ASC 740-10 (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109) are not included in the table because the amount and timing of any cash payments cannot be reasonably estimated. Further discussion of income taxes and liabilities recorded under FASB ASC 740-10 is included in Note 17 to the consolidated financial statements.

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

Management’s analysis of probable losses in the portfolio at September 30, 2014, resulted in a range for allowance for loan losses of $13.9 million. The range pertains to general (FASB ASC 310, Receivables/SFAS 5) reserves for both retail and performing commercial loans. Specific (FASB ASC 310, Receivables/SFAS 114) reserves do not have a range of probable loss. Due to the risks and uncertainty associated with the economy, our projection of FAS 5 loss rates inherent in the portfolio, and our selection of representative historical periods, we establish a range of probable outcomes (a high-end estimate and a low-end estimate) and evaluate our position within this range. The potential effect to net income based on our position in the range relative to the high and low endpoints is a decrease of $1.5 million and an increase of $7.5 million, respectively, after taking into account the tax effects. These sensitivities are hypothetical and are not intended to represent actual results.

Derivative Financial Instruments

•	Description. As part of our overall interest rate risk management, we use derivative instruments to reduce exposure to changes in interest rates and market prices for financial instruments. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of derivative financial instruments and hedged items. To the extent hedging relationships are found to be effective, as determined by FASB ASC 815 (SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities) (“ASC Topic 815”), changes in fair value of the derivatives are offset by changes in the fair value of the related hedged item or recorded to other comprehensive income. Management believes hedge effectiveness is evaluated properly in preparation of the financial statements. All of the derivative financial instruments we use have an active market and indications of fair value can be readily obtained. We are not using the “short-cut” method of accounting for any fair value derivatives.

•	Judgments and Uncertainties. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of derivative financial instruments and hedged items.

•	Effect if Actual Results Differ From Assumptions. To the extent hedging relationships are found to be effective, as determined by ASC Topic 815, changes in fair value of the derivatives are offset by changes in the fair value of the related hedged item or recorded to other comprehensive income. However, if in the future the derivative financial instruments used by us no longer qualify for hedge accounting treatment, all changes in fair value of the derivative would flow through the consolidated statements of income in other noninterest income, resulting in greater volatility in our earnings.

Income Taxes

•	Description. We are subject to the income tax laws of the U.S., its states and the municipalities in which we operate. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. We review income tax expense and the carrying value of deferred tax assets quarterly; and as new information becomes available, the balances are adjusted as appropriate. FASB ASC 740-10 (FIN 48) prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. See Note 17 to the Consolidated Financial Statements for a further description of our provision and related income tax assets and liabilities.

•	Judgments and Uncertainties. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws. We must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be subject to review/adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon examination or audit.

•	Effect if Actual Results Differ From Assumptions. Although management believes that the judgments and estimates used are reasonable, actual results could differ and we may be exposed to losses or gains that could be material. To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement would result in a reduction in our effective income tax rate in the period of resolution.

Valuation of Securities

•	Description. The fair value of our securities is determined with reference to price estimates. In the absence of observable market inputs related to items such as cash flow assumptions or adjustments to market rates, management judgment is used. Different judgments and assumptions used in pricing could result in different estimates of value.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
07/01/14—07/31/14	—	$—	—	1,882,769
08/01/14—08/31/14	30,000	13.36	30,000	1,852,769
09/01/14—09/30/14	971,423	13.28	971,423	881,346

Quarter-to-date 09/30/14	1,001,423	$13.29	1,001,423	881,346

On January 23, 2014, the Board of Directors approved the repurchase of up to 2.0 million shares of stock over a twelve month period beginning January 23, 2014 and ending January 31, 2015. During the third quarter of 2014, Old National repurchased 1.0 million shares on the open market. During the first nine months of 2014, Old National also repurchased a limited number of shares associated with employee share-based incentive programs.

On October 23, 2014, the Board of Directors approved the repurchase of up to 6.0 million shares of stock over a period from October 23, 2014 to January 31, 2016. This new repurchase plan supersedes the 2014 stock repurchase plan.

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

4.4	Form of 5.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2005).

10.1	Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(a) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.2	Second Amendment to the Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(b) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.3	2005 Directors Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(c) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.4	Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(d) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.5	Second Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(e) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.6	Third Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(f) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.7	2005 Executive Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(g) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.8	Summary of Old National Bancorp’s Outside Director Compensation Program (incorporated by reference to Old National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*

10.9	Form of Executive Stock Option Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(h) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10.10	Form of 2006 Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

10.11	Form of 2007 Non-qualified Stock Option Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(y) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.12	Lease Agreement, dated December 20, 2006 between ONB One Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(aa) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.13	Lease Agreement, dated December 20, 2006 between ONB 123 Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(ab) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.14	Lease Agreement, dated December 20, 2006 between ONB 4th Street Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(ac) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.15	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #1, LLC, and Old National Bank (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.16	Lease Supplement No. 1 dated September 19, 2007, by and between ONB CTL Portfolio Landlord #1, LLC, Old National Bank and ONB Insurance Group, Inc. (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.17	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #2, LLC, and Old National Bank (incorporated by reference to Exhibit 99.4 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.18	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #3, LLC, and Old National Bank (incorporated by reference to Exhibit 99.5 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.19	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #4, LLC, and Old National Bank (incorporated by reference to Exhibit 99.6 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.20	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #5, LLC, and Old National Bank (incorporated by reference to Exhibit 99.7 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.21	Form of Lease Agreement dated October 19, 2007 entered into by affiliates of Old National Bancorp and affiliates of SunTrust Equity Funding, LLC (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2007).

10.22	Form of Lease Agreement dated December 27, 2007 entered into by affiliates of Old National Bancorp and affiliates of SunTrust Equity Funding, LLC (as incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2007).

10.23	Form of 2008 Non-qualified Stock Option Award Agreement (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

10.24	Old National Bancorp Code of Conduct (incorporated by reference to Exhibit 14.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2008).

10.25	Form of 2009 Executive Stock Option Agreement between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

10.26	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-161394 filed with the Securities and Exchange Commission on August 17, 2009).

10.27	Form of Employment Agreement for Robert G. Jones (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2011).*

10.28	Form of Employment Agreement for Barbara A Murphy, Christopher A. Wolking, Allen R. Mounts and Daryl D. Moore (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2011).*

10.29	Employment Agreement for James A. Sandgren (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2014).*

10.30	Form of 2011 Performance Share Award Agreement – Internal Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(av) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2010).*

10.31	Form of 2011 Performance Share Award Agreement – Relative Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(aw) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2010).*

10.32	Form of 2011 “Service Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(ax) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2010).*

10.33	Form of Amended Severance/Change of Control Agreement for Jeffrey L. Knight (incorporated by reference to Exhibit 10(bb) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.34	Form of 2012 Performance Share Award Agreement – Internal Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(bc) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.35	Form of 2012 Performance Share Award Agreement – Relative Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(bd) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.36	Form of 2012 “Service Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(be) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.37	Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Appendix I of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2012).*

10.38	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-183344 filed with the Securities and Exchange Commission on August 16, 2012).

10.39	Form of 2013 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(bg) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2012).*

10.40	Form of 2013 Performance Share Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(bh) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2012).*

10.41	Voting Agreement by and among directors of Tower Financial Corporation (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2013).

10.42	Voting Agreement by and among directors of United Bancorp, Inc. (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2014).

10.43	Form of 2014 Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(ap) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.44	Form of 2014 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(aq) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.45	Voting Agreement by and among directors of LSB Financial Corp. (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2014).

10.46	Voting Agreement by and among directors of Founders Financial Corporation (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2014).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Old National Bancorp’s Form 10-Q Report for the quarterly period ended September 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.**

*	Management contract or compensatory plan or arrangement
**	Furnished, not filed

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

Date: October 31, 2014