Form 10-K
period 2014-12-31
OLD NATIONAL BANCORP /IN/
filed 2015-02-25
CIK 707179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

The aggregate market value of the Registrant’s voting common stock held by non-affiliates on June 30, 2014, was $1,470,138,456 (based on the closing price on that date of $14.28). In calculating the market value of securities held by non-affiliates of the Registrant, the Registrant has treated as securities held by affiliates as of June 30, 2014, voting stock owned of record by its directors and principal executive officers, and voting stock held by the Registrant’s trust department in a fiduciary capacity for benefit of its directors and principal executive officers. This calculation does not reflect a determination that persons are affiliates for any other purposes.

The number of shares outstanding of the Registrant’s common stock, as of January 31, 2015, was 119,827,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 2015, are incorporated by reference into Part III of this Form 10-K.

OLD NATIONAL BANCORP

2014 ANNUAL REPORT ON FORM 10-K

OLD NATIONAL BANCORP

2014 ANNUAL REPORT ON FORM 10-K

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

Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect. Therefore, undue reliance should not be placed upon these estimates and statements. We cannot assure that any of these statements, estimates, or beliefs will be realized and actual results may differ from those contemplated in these “forward-looking statements.” We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised to consult further disclosures we may make on related subjects in our filings with the SEC. In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include the following:

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

GENERAL

Old National is a financial holding company incorporated in the State of Indiana and maintains its principal executive office in Evansville, Indiana. We, through our wholly owned banking subsidiary, provide a wide range of services, including commercial and consumer loan and depository services, private banking, brokerage, trust, investment advisory, and other traditional banking services. Through our non-bank affiliates, we provide full service insurance brokerage services and other financial services. As of December 31, 2014, we employed 2,938 full-time equivalent associates.

COMPANY PROFILE

Old National Bank, our wholly owned banking subsidiary (“Old National Bank”), was founded in 1834 and is the oldest company in Evansville, Indiana. In 1982, Old National Bancorp was formed; in 2001 we became a financial holding company and we are currently the largest financial holding company headquartered in the state of Indiana. Also in 2001, we completed the consolidation of 21 bank charters enabling us to operate under a common name with consistent product offerings throughout the financial center locations, consolidating back-office operations and allowing us to provide more convenient service to clients. We provide financial services primarily in Indiana, southeastern Illinois, western Kentucky, and southwestern Michigan.

OPERATING SEGMENTS

We operate in two segments: banking and insurance. Substantially all of our revenues are, and during the last three fiscal years have been, derived from customers located in, and substantially all of our assets are located in, the United States. A description of each segment follows.

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

As of December 31, 2014, Old National Bank operated 195 banking financial centers located primarily in Indiana, southeastern Illinois, western Kentucky, and southwestern Michigan. The banking segment primarily consists of lending and depository activities along with cash management, private banking, brokerage, trust and investment advisory services. In addition, the banking segment includes Indiana Old National Insurance Company (“IONIC”), which reinsures credit life insurance. IONIC also provides property and casualty insurance for Old National and reinsures most of the coverage with non-affiliated carriers.

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

Insurance

The insurance segment offers full-service insurance brokerage services including commercial property and casualty, surety, loss control services, employee benefits consulting and administration, and personal insurance. Our agencies offer products that are issued and underwritten by various insurance companies not affiliated with us. In addition, we have two affiliated third party claims management companies that handle service claims for self-insured clients.

Other

Other Corporate Administrative units such as Human Resources or Finance provide a wide-range of support to our other income earning segments. Expenses incurred by these support units are charged to the business segments through an internal cost allocation process, which may not be comparable to that of other companies. The other segment includes the unallocated portion of other corporate support functions, the elimination of intercompany transactions and our Corporate Treasury unit. Corporate Treasury activities consist of corporate asset and liability management. This unit’s assets and liabilities (and related interest income and expense) consist of investment securities, corporate-owned life insurance, and certain borrowings.

Additional information about our business segments is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 25 to the consolidated financial statements.

MARKET AREA

We own the largest Indiana-based bank and one of the largest independent insurance agencies headquartered in Indiana. Operating from a home base in Evansville, Indiana, we have continued to grow our footprint in Indiana and Kentucky and recently entered the state of Michigan. We have expanded into the attractive Louisville, Indianapolis, Lafayette and southwestern Michigan markets. In February 2007, we expanded into northern Indiana by acquiring St. Joseph Capital Corporation, which had banking offices in Mishawaka and Elkhart, Indiana. In March 2009, we completed the acquisition of the Indiana retail branch banking network of Citizens Financial Group, which consisted of 65 branches and a training facility. The branches are located primarily in the Indianapolis area. On January 1, 2011, we closed on our acquisition of Monroe Bancorp, strengthening our presence in Bloomington, Indiana and the central and south central Indiana markets. On July 29, 2011, we acquired the banking operations of Integra Bank N.A. (“Integra”) in an FDIC-assisted transaction. Integra was a full service community bank headquartered in Evansville, Indiana that operated 52 branch locations, primarily in southwest Indiana, southeastern Illinois and western Kentucky. On September 15, 2012, we closed on our acquisition of Indiana Community Bancorp (“IBT”), strengthening our presence in Columbus, Indiana and the south central Indiana market. On July 12, 2013, we closed on our acquisition of 24 bank branches from Bank of America, which increased our presence in the South Bend/Elkhart, Indiana area and provided a logical market extension into southwest Michigan. On April 25, 2014, we closed on our acquisition of Tower Financial Corporation (“Tower”). This acquisition added seven full-service branches in the Fort Wayne, Indiana market. On July 31, 2014, we completed the acquisition of United Bancorp, Inc. (“United”). This acquisition added 18 branches in the Ann Arbor and southern Michigan area. On November 1, 2014, we completed the acquisition of LSB Financial Corp. (“LSB”). This acquisition added five branches in Lafayette, Indiana.

The following table reflects the market locations where we have a significant share of the deposit market. The market share data is by metropolitan statistical area. The Evansville, Indiana data includes branches in Henderson, Kentucky.

Old National Deposit Market Share and Number of Branch Locations

Deposits as of June 30, 2014

Market Location	Number of Branches	Deposit Market Share Rank
Evansville, Indiana	18	1
Bloomington, Indiana	7	1
Adrian, Michigan	11	1
North Vernon, Indiana	1	1
Jasper, Indiana	7	2
Terre Haute, Indiana	6	2
Columbus, Indiana	5	2
Vincennes, Indiana	4	2
Washington, Indiana	3	2
Madisonville, Kentucky	2	3
Seymour, Indiana	3	3
Mount Vernon, Illinois	1	3
Madison, Indiana	1	3

Source:	FDIC

ACQUISITION AND DIVESTITURE STRATEGY

Since the formation of Old National in 1982, we have acquired over 50 financial institutions and other financial services businesses. Future acquisitions and divestitures will be driven by a disciplined financial process and will be consistent with the existing focus on community banking, client relationships and consistent quality earnings. Targeted geographic markets for acquisitions include mid-size markets within or near our existing franchise with average to above average growth rates.

As with previous acquisitions, the consideration paid by us will be in the form of cash, debt or Old National stock, or a combination thereof. The amount and structure of such consideration is based on reasonable growth and cost savings assumptions and a thorough analysis of the impact on both long- and short-term financial results.

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

On July 29, 2011, Old National acquired the banking operations of Integra in an FDIC- assisted transaction. Integra was a full service community bank headquartered in Evansville, Indiana that operated 52 branch locations. As part of the purchase and assumption agreement, Old National and the FDIC entered into loss sharing agreements (each, a “loss sharing agreement” and collectively, the “loss sharing agreements”), whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded commitments), other real estate owned (“OREO”) and up to 90 days of certain accrued interest on loans. The acquired loans and OREO subject to the loss sharing agreements are referred to collectively as “covered assets.” Under the terms of the loss sharing agreements, the FDIC will reimburse Old National for 80% of losses up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0% reimbursement, and 80% of losses in excess of $467.2 million. As of December 31, 2014, we do not expect losses to exceed $275.0 million. Old National will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC has previously reimbursed the Bank under the loss sharing agreements. The loss sharing provisions of the agreements for commercial and single family residential mortgage loans are in effect for five and ten years, respectively, from the July 29, 2011 acquisition date and the loss recovery provisions for such loans are in effect for eight years and ten years, respectively, from the acquisition date.

On September 15, 2012, Old National acquired IBT in an all stock transaction. IBT was headquartered in Columbus, Indiana and had 17 full-service banking centers serving the South Central Indiana area. Pursuant to the merger agreement, the shareholders of IBT received approximately 6.6 million shares of Old National common stock valued at approximately $88.5 million. Old National recorded assets with a fair value of approximately $907.1 million, including $497.4 million of loans, as well as $784.6 million of deposits. The acquisition strengthened our deposit market share in Columbus, Indiana and south central Indiana market.

On July 12, 2013, Old National acquired 24 bank branches from Bank of America in a cash transaction. Old National paid a deposit premium of 2.94%. The acquisition doubled Old National’s presence in the South Bend/Elkhart, Indiana area and provided a logical market extension into southwest Michigan.

On April 25, 2014, Old National acquired Tower through a stock and cash merger. Tower was an Indiana bank holding company with Tower Bank & Trust Company as its wholly-owned subsidiary. Headquartered in Fort Wayne, Indiana, Tower operated seven banking centers and had approximately $556 million in trust assets under management on the closing date of the acquisition. Pursuant to the merger agreement, the shareholders of Tower received approximately 5.6 million shares of Old National common stock valued at approximately $78.7 million. Old National recorded assets with a fair value of approximately $683.1 million, including $371.1 million of loans, as well as $528.0 million of deposits. The merger strengthened Old National’s position as one of the largest deposit holders in Indiana.

On July 31, 2014, Old National acquired United through a stock and cash merger. United was a Michigan bank holding company with United Bank & Trust as its wholly-owned subsidiary. Headquartered in Ann Arbor, Michigan, United operated 18 banking centers and had approximately $688 million in trust assets under management as of June 30, 2014. Pursuant to the merger agreement, the shareholders of United received approximately 9.1 million shares of Old National common stock valued at approximately $122.0 million, and the assumption of United’s options and stock appreciation rights, valued at $1.8 million. Old National recorded assets with a fair value of approximately $952.7 million, including $632.0 million of loans, as well as $763.7 million of deposits. This acquisition added 18 branch offices in the Ann Arbor and southern Michigan area, doubling our presence in this state.

On November 1, 2014, Old National acquired LSB through a stock and cash merger. LSB was savings and loan holding company with Lafayette Savings Bank as its wholly-owned subsidiary. LSB was the largest bank headquartered in Lafayette, Indiana and operated five full-service banking centers. Pursuant to the merger agreement, the shareholders of LSB received approximately 3.6 million shares of Old National common stock valued at approximately $51.8 million. Old National recorded assets with a fair value of approximately $381.4 million, including $236.2 million of loans, as well as $292.1 million of deposits. This acquisition added five branches in Lafayette, Indiana.

Pending Acquisitions at December 31, 2014

On July 28, 2014, Old National announced that it had entered into an agreement to acquire Grand Rapids, Michigan-based Founders Financial Corporation (“Founders”) through a stock and cash merger. Founders is a bank holding company with Founders Bank & Trust as its wholly-owned subsidiary. Founders Bank & Trust operates four full-service banking centers in Kent County. At December 31, 2014, Founders had total assets of approximately $459.9 million and $376.1 million of deposit liabilities. Pursuant to the merger agreement, shareholders of Founders received 3.25 shares of Old National common stock and $38.00 in cash for each share of Founders common stock. Based upon the December 31, 2014, closing price of $14.88 per share of Old National common stock, the transaction was valued at approximately $91.7 million. The transaction closed on January 1, 2015.

Over the past decade, we have determined our desired geographic footprint, transitioning into higher growth markets. While we cannot rule out another transaction if the situation is right, our immediate focus is on the execution of our plan in our current footprint.

Management is also committed to improving the quality of its branch network and “right-sizing” the franchise. We believe this can be accomplished through the successful integration of our recently acquired bank franchises and the rationalization of branches which, in our opinion, are not of sufficient size to produce satisfactory returns or are located in low or negative growth areas.

Divestitures

During 2013, Old National sold 12 branches. Deposits at the time of the sales were approximately $178.2 million and the Company received deposit premiums of $2.9 million. Also in 2013, in an effort to provide an efficient and effective branch banking network, Old National consolidated 23 additional banking centers into existing branch locations.

Subsequent to December 31, 2014, Old National announced plans to sell its southern Illinois franchise (twelve branches), four branches in eastern Indiana and one in Ohio as part of its ongoing efficiency improvements. At December 31, 2014, $197.9 million of loans associated with these transactions were classified as held for sale. Deposits of approximately $620.0 million will also be included in the sales. In addition, the Company announced plans to consolidate or close 19 branches throughout the Old National franchise based on an ongoing assessment of our service and delivery network and on our goal to continue to move our franchise into stronger growth markets. It is currently expected that these transactions will be completed prior to September 30, 2015.

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

The Dodd-Frank Act. On July 21, 2010, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act significantly restructured the financial regulatory environment in the United States. The Dodd-Frank Act contains numerous provisions that affect all bank holding companies and banks, including Old National and Old National Bank, some of which are described in more detail below. The scope and impact of many of the Dodd-Frank Act’s provisions will be determined over time as regulations are issued and become effective. While the total impact of the fully implemented Dodd-Frank Act on Old National is not currently known, we expect the impact to be substantial; and it may have an adverse impact on its financial performance and growth opportunities. Provisions in the legislation that affect the payment of interest on demand deposits and collection of interchange fees are likely to increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.

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

The final text of the Volcker Rule contained provisions to the effect that collateralized debt obligations (“CDOs”), including pooled trust preferred securities, would have to be sold prior to July 15, 2015. The practical implication of this rule provision, which was not expected by the industry, was that those instruments could no longer be accorded “held-to-maturity” accounting treatment but would have to be switched to “available-for-sale” accounting, and that all covered CDOs, regardless of the accounting classification, would need to be adjusted to fair value through an other-than-temporary-impairment non-cash charge to earnings. On January 14, 2014, federal banking agencies released an interim final rule regarding the Volcker Rule’s impact on trust preferred CDOs, which included a nonexclusive list of CDOs backed by trust preferred securities that depository institutions will be permitted to continue to hold. All of the trust preferred securities owned by Old National are on this list and held as “available-for-sale”. In December 2014, the Federal Reserve granted a one year extension on divestiture to July 2016. An additional one year extension is expected to be approved, which would extend the conformance period to July 2017. Any unrealized losses associated with these instruments have already impacted our capital.

The Durbin Amendment. The Dodd-Frank Act included provisions (the “Durbin Amendment”) which restrict interchange fees to those which are “reasonable and proportionate” for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing. The Federal Reserve issued final rules implementing the Durbin Amendment on June 29, 2011. In the final rules, interchange fees for debit card transactions were capped at $0.21 plus five basis points in order to be eligible for a safe harbor such that the fee is conclusively determined to be reasonable and proportionate. The interchange fee restrictions contained in the Durbin Amendment, and the rules promulgated thereunder, apply to debit card issuers with $10 billion or more in total consolidated assets. We exceeded $10 billion in assets during the second quarter of 2014 and will be subject to these interchange fee restrictions beginning July 1, 2015.

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

Capital and Liquidity Requirements. Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines. The Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Comptroller of the Currency (“OCC”) have adopted risk-based capital ratio guidelines to which depository institutions under their respective supervision, including Old National Bank, are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk-weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. Old National’s banking affiliate, Old National Bank, exceeded all risk-based minimum capital requirements of the FDIC and OCC as of December 31, 2014. For Old National’s regulatory capital ratios and regulatory requirements as of December 31, 2014 and 2013, see Note 23 to the consolidated financial statements.

The federal regulatory authorities’ current risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision. The Basel Committee is a committee of central banks and bank regulators from the major industrialized countries that develops broad policy guidelines for use by a country’s regulators in determining appropriate supervisory policies. In December 2010 and January 2011, the Basel Committee published the final texts of reforms on capital and liquidity supervisory policies generally referred to as “Basel III.”

Effective July 2, 2013, the Federal Reserve and the OCC approved final rules known as the “Basel III Capital Rules” substantially revising the risk-based capital and leverage capital requirements applicable to bank holding companies and depository institutions, including Old National and Old National Bank. The Basel III Capital Rules address the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios. Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. Certain of the Basel III Capital Rules came into effect for Old National and Old National Bank on January 1, 2015; these rules are subject to a phase-in period which began on January 1, 2015.

The Basel III Capital Rules introduced a new capital measure “Common Equity Tier 1” (“CET1”). The rules specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements. CET1 capital consists of common stock instruments that meet the eligibility criteria in the final rules, retained earnings, accumulated other comprehensive income and common equity Tier 1 minority interest. The rules also define CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1, and not to the other components of capital. They also expand the scope of the adjustments as compared to existing regulations.

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

The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and is not expected to have any current applicability to Old National or Old National Bank.

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer will face limitations on the payment of dividends, common stock repurchases and discretionary cash payments to executive officers based on the amount of the shortfall.

The Basel III Capital Rules provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, Old National and Old National Bank are given a one-time election (the “Opt-out Election”) to filter certain accumulated other comprehensive income (“AOCI”) components, comparable to the treatment under the current general risk-based capital rule. The AOCI Opt-out Election must be made on the March 31, 2015 Call Report and FR Y-9C for Old National Bank and Old National, respectively. The Company intends to choose the Opt-out Election.

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

Management believes that, as of December 31, 2014, Old National and Old National Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income.

The final Basel III Capital Rules were effective for Old National on January 1, 2015. The final rules permit banks with less than $15 billion in assets to continue to treat trust preferred securities as Tier 1 capital. This treatment is permanently grandfathered as Tier 1 capital even if Old National should ever exceed $15 billion assets due to organic growth. Should Old National exceed $15 billion in assets as the result of a merger or acquisition, then the Tier 1 treatment of its outstanding trust preferred securities will be phased out, but those securities will still be treated as Tier 2 capital. The final rule also permits banks with less than $250 billion in assets to choose to continue excluding unrealized gains and losses on certain securities holdings for purposes of calculating regulatory capital. Old National must make this choice in its March 31, 2015 Call Report. The Company intends to choose the Opt-out Election. The rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of CET1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.

Historically, the regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without minimum required formulaic measures. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements are expected to incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The Basel III liquidity framework was implemented as a minimum standard on January 1, 2015, with a phase-in period ending January 1, 2019. The NSFR will be subject to an observation period through mid-2016 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, implemented as a minimum standard by January 1, 2018. These new standards are subject to further rulemaking and their terms may well change before implementation. The federal banking agencies have not proposed rules implementing the Basel III liquidity framework and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

Management believes that, as of December 31, 2014, Old National Bank would meet the LCR requirement under the Basel III on a fully phased-in basis if such requirements were currently effective. Management’s evaluation of the impact of the NSFR requirement is ongoing as of December 31, 2014. Requirements to maintain higher levels of liquid assets could adversely impact the Company’s net income.

Stress Tests. The Dodd-Frank Act mandates company-run stress test requirements for U.S. bank holding companies with total consolidated assets of $10 billion to $50 billion. The objective of the stress test is to ensure that the financial institution has capital planning processes that account for its unique risks, and to help ensure that the institution has sufficient capital to continue operations throughout times of economic and financial stress. The stress tests are conducted with baseline, adverse and severely adverse economic scenarios. The final stress test rule defines total consolidated assets as the average of the institution’s total consolidated assets over the four most recent consecutive quarters as reported in the institution’s Call Report. An institution must comply with the stress test requirements beginning with the stress test cycle that commences in the calendar year after the year in which the institution meets the asset threshold. Old National’s consolidated assets exceeded $10 billion in the second quarter of 2014, and will be required to submit a stress test report in 2016. Requirements to maintain higher levels of capital or liquidity to address potential adverse stress scenarios could adversely impact the Company’s net income.

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

The Basel III Capital Rules revised the “prompt corrective action” regulations pursuant to Section 38 of the FDIA, by:

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

Management believes that, as of December 31, 2014, Old National Bank was “well capitalized” based on the aforementioned existing ratios and the ratios as modified by the Basel III Capital Rules.

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

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

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

Loans to One Borrower. Old National Bank generally may not make loans or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2014, Old National Bank was in compliance with the loans-to-one-borrower limitations.

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

Community Reinvestment Act. The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings that must be publicly disclosed. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering approval of certain applications. Old National Bank received a rating of “outstanding” in the report received in 2014 for the CRA examination for the period ended December 31, 2012.

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

Federal Home Loan Bank System. Old National Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”), Old National Bank is required to acquire and hold shares of capital stock of the FHLBI in an amount at least equal to the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. For Old National Bank, the membership stock purchase requirement is 1.0% of the Mortgage-Related Assets, as defined by the FHLBI, which consists principally of residential mortgage loans and mortgage-backed securities, held by Old National Bank. The activity-based stock purchase requirement is equal to the sum of: (1) a specified percentage ranging from 2.0% to 5.0%, which for Old National Bank is 5.0%, of outstanding borrowings from the FHLBI; (2) a specified percentage ranging from 0.0% to 5.0%, which for Old National Bank is 3.0%, of the outstanding principal balance of Acquired Member Assets, as defined by the FHLBI, and delivery commitments for Acquired Member Assets; (3) a specified dollar amount related to certain off-balance sheet items, which for Old National Bank is inapplicable; and (4) a specified percentage ranging from 0.0% to 5.0% of the carrying value on the FHLBI’s balance sheet of derivative contracts between the FHLBI and Old National Bank, which for Old National Bank is inapplicable. The FHLBI can adjust the specified percentages and dollar amount from time to time within the ranges established by the FHLBI capital plan. As of December 31, 2014, Old National Bank was in compliance with the minimum stock ownership requirement.

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

Other Regulations. Old National Bank is subject to federal consumer protection statutes and regulations promulgated under those laws, including, but not limited to, the:

•	Truth-In-Lending Act and Regulation Z, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act and Regulation C, requiring financial institutions to provide certain information about home mortgage and refinanced loans;

•	Fair Credit Reporting Act and Regulation V, governing the provision of consumer information to credit reporting agencies and the use of consumer information;

•	Equal Credit Opportunity Act and Regulation B, prohibiting discrimination on the basis of race, religion or other prohibited factors in the extension of credit;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act and Regulation DD, which requires disclosure of deposit terms to consumers;

•	Regulation CC, which relates to the availability of deposit funds to consumers;

•	Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	Electronic Funds Transfer Act, governing automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

The Dodd-Frank Act also significantly impacts the various consumer protection laws, rules and regulations applicable to financial institutions. The statute rolls back the federal preemption of state consumer protection laws that was enjoyed by national banks by (1) requiring that a state consumer financial law prevent or significantly interfere with the exercise of a national bank’s powers before it can be preempted, (2) mandating that any preemption decision be made on a case by case basis rather than a blanket rule, and (3) ending the applicability of preemption to subsidiaries and affiliates of national banks. As a result, we may now be subject to state consumer protection laws in each state where we do business, and those laws may be interpreted and enforced differently in each state.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau (“CFPB”), which took over responsibility for enforcing the principal federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Saving Act, among others, on July 21, 2011. Institutions that have assets of $10 billion or less will continue to be supervised and examined in this area by their primary federal regulators (in the case of the Bank, the OCC). Old National’s consolidated assets exceeded $10 billion in the second quarter of 2014 and is now subject to the regulation of the CFPB.

The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks including, among other things, the authority to prohibit “unfair, deceptive, or abusive” acts and practices. Abusive acts or practices are defined as those that (1) materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service, or (2) take unreasonable advantage of a consumer’s (a) lack of financial savvy, (b) inability to protect himself in the selection or use of consumer financial products or services, or (c) reasonable reliance on a covered entity to act in the consumer’s interests. The CFPB has the authority to investigate possible violations of federal consumer financial law, hold hearings and commence civil litigation. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or an injunction.

The rules issued by the CFPB will have a long-term impact on our mortgage loan origination and servicing activities. Compliance with these rules will likely increase our overall regulatory compliance costs.

Dividend Limitation. Old National Bank is subject to the provisions of the National Bank Act, is supervised, regulated and examined by the OCC, and is subject to the rules and regulations of the OCC, Federal Reserve and the FDIC. A substantial portion of Old National’s cash revenue is derived from dividends paid to it by Old National Bank. These dividends are subject to various legal and regulatory restrictions as summarized in Note 23 to the consolidated financial statements.

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

AVAILABLE INFORMATION

All reports filed electronically by Old National with the Securities and Exchange Commission (“SEC”), including the annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements, other information and amendments to those reports filed or furnished (if applicable), are accessible at no cost on Old National’s web site at www.oldnational.com as soon as reasonably practicable after electronically submitting such materials to the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, and Old National’s filings are accessible on the SEC’s web site at www.sec.gov. The public may read and copy any materials filed by Old National with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Old National operates in a highly regulated environment and is subject to extensive regulation, supervision and examination by, among others, the OCC, the FDIC, the CFPB, the Federal Reserve and the State of Indiana. Such regulation and supervision of the activities in which an institution may engage is primarily intended for the protection of the depositors and federal deposit insurance funds. In addition, the Treasury has certain supervisory and oversight duties and responsibilities under EESA and the CPP. See “Business – Supervision and Regulation” herein. Applicable laws and regulations may change, and such changes may adversely affect Old National’s business. The Dodd-Frank Act, enacted in July 2010, mandated the most wide-ranging overhaul of financial industry regulation in decades. This legislation, among other things, weakened federal preemption of state consumer protection laws and established the CFPB with broad authority to administer and enforce a new federal regulatory framework of consumer financial regulation, including consumer mortgage banking. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on Old National. Nevertheless, Old National expects the Dodd-Frank Act, including current and future rules implementing its provisions and the interpretations of those rules, will have a detrimental impact on revenues and expenses, require Old National to change certain of its business practices, intensify the regulatory supervision of Old National and the financial services industry, increase Old National’s capital requirements and impose additional assessments and costs on Old National. In addition, certain provisions in the legislation that had not previously applied to Old National became effective as Old National and its consolidated assets increased to over $10 billion in June 2014. We are now under the supervision of the CFPB. In addition, we will be required to submit our stress test report in 2016. Requirements to maintain higher levels of capital or liquidity to address potential adverse stress scenarios could adversely impact the Company’s net income.

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

Old National’s success depends, to a certain extent, upon economic or political conditions, local and national, as well as governmental monetary policies. Conditions such as recession, unemployment, changes in interest rates, inflation, money supply and other factors beyond Old National’s control may adversely affect its asset quality, deposit levels and loan demand and, therefore, Old National’s earnings. Because Old National has a significant amount of commercial real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of Old National’s borrowers to make timely repayments of their loans, which would have an adverse impact on Old National’s earnings. In addition, substantially all of Old National’s loans are to individuals and businesses in Old National’s market area. Consequently, any economic decline in Old National’s primary market areas, which include Indiana, western Kentucky, southeastern Illinois, and southwestern Michigan, could have an adverse impact on Old National’s earnings.

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

Technology and other changes now allow many customers to complete financial transactions without using banks. For example, consumers can pay bills and transfer funds directly without going through a bank. This process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and income generated from those deposits. In addition, changes in consumer spending and savings habits could adversely affect Old National’s operations, and Old National may be unable to timely develop competitive new products and services in response to these changes.

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

Acquisitions and mergers involve a number of expenses and risks, including:

•	the time and costs associated with identifying potential new markets, as well as acquisition and merger targets;

•	the accuracy of the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution;

•	the time and costs of evaluating new markets, hiring experienced local management and opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	our ability to finance an acquisition and possible dilution to our existing shareholders;

•	the diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combined businesses;

•	entry into new markets where we lack experience;

•	the introduction of new products and services into our business;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations;

•	closing delays and increased expenses related to the resolution of lawsuits filed by shareholders of targets; and

•	the risk of loss of key employees and customers.

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

Although the domestic economy continued its modest recovery in 2013 and 2014, the sustained high unemployment rate and the lengthy duration of unemployment have directly impaired consumer finances and pose risks to the financial services industry. There is continued stress in the consumer real estate market; and certain commercial real estate markets continue to pose challenges to domestic economic performance and the financial services industry. Unless and until the economy, loan demand, credit quality and consumer confidence improve, it is unlikely that revenues will increase significantly, and may be reduced further.

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

Old National Bank originates commercial real estate loans, commercial loans, agricultural real estate loans, agricultural loans, consumer loans, and residential real estate loans primarily within Old National’s market areas. Commercial real estate, commercial, consumer, and agricultural real estate and operating loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. These loans also have greater credit risk than residential real estate for the following reasons:

•	Commercial Real Estate Loans. Repayment is dependent upon income being generated in amounts sufficient to cover operating expenses and debt service.

•	Commercial Loans. Repayment is dependent upon the successful operation of the borrower’s business.

•	Consumer Loans. Consumer loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.

•	Agricultural Loans. Repayment is dependent upon the successful operation of the business, which is greatly dependent on many things outside the control of either Old National Bank or the borrowers. These factors include weather, commodity and land prices, and interest rates.

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

Our accounting estimates and risk management processes rely on analytical and forecasting models.

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

As previously noted, the Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total assets, including compliance with portions of the Federal Reserve’s enhanced prudential oversight requirements and annual stress testing requirements. Compliance with the annual stress testing requirements, part of which must be publicly disclosed, may also be misinterpreted by the market generally or our customers and, as a result, may adversely affect our stock price or our ability to retain our customers or effectively compete for new business opportunities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2014, Old National and its affiliates operated a total of 195 banking centers, primarily in the states of Indiana, Illinois, Kentucky and Michigan. Of these facilities, 74 were owned.

The executive offices of Old National are located at 1 Main Street, Evansville, Indiana. This building, which houses Old National’s general corporate functions, is leased from an unaffiliated third party. The lease term expires December 31, 2031, and provides for the tenant’s option to extend the term of the lease for four five-year periods. In addition, we lease 121 financial centers from unaffiliated third parties. The terms of these leases range from six months to twenty-four years. See Note 21 to the consolidated financial statements.

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

The parties subsequently met twice with the mediator and were unable to reach an agreement to resolve the dispute. Old National’s pending Motion for Summary Judgment filed June 11, 2013, was denied by the Circuit Court on April 14, 2014, and on April 23, 2014, Old National sought leave from the Circuit Court to file an interlocutory appeal to the Indiana Court of Appeals. On May 28, 2014, the Circuit Court granted Old National’s motion. On June 5, 2014, Old National filed with the Court of Appeals a “Combined Motion to Accept Jurisdiction Over Interlocutory Appeal Pursuant to Appellate Rule 14(B) and Motion to Stay Trial Court Proceedings Pending Appeal Pursuant to Appellate Rule 14(H)”. On July 11, 2014, the Court of Appeals granted both of Old National’s Motions, thereby accepting the appeal and issuing a Stay of the case before the Circuit Court. Old National believes it has meritorious defenses to the claims brought by the plaintiffs. Old National expects a decision on the Appeal by the Court of Appeals sometime in the first six months of 2015. At this phase of the litigation, it is not possible for management of Old National to determine the probability of a material adverse outcome or reasonably estimate the amount of any loss.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Old National’s common stock is traded on the NASDAQ Stock Market (“NASDAQ”) under the ticker symbol ONB. Prior to August 14, 2013, Old National’s common stock was traded on the New York Stock Exchange (“NYSE”). The following table lists the high and low closing sales prices as reported by the NYSE or NASDAQ, share volume and dividend data for 2014 and 2013:

	Price Per Share		Share Volume	Dividend Declared
	High	Low
2014
First Quarter	$15.20	$13.05	39,214,689	$0.11
Second Quarter	15.14	13.35	39,772,681	0.11
Third Quarter	14.56	12.97	46,669,622	0.11
Fourth Quarter	15.02	12.29	41,844,652	0.11

2013
First Quarter	$14.17	$12.65	25,091,400	$0.10
Second Quarter	13.89	11.76	26,810,400	0.10
Third Quarter	14.99	13.00	30,559,800	0.10
Fourth Quarter	15.69	13.81	29,320,200	0.10

There were 29,506 shareholders of record as of December 31, 2014. Old National declared cash dividends of $0.44 per share during the year ended December 31, 2014 and $0.40 per share during the year ended December 31, 2013. Old National’s ability to pay cash dividends depends primarily on cash dividends received from Old National Bank. Dividend payments from Old National Bank are subject to various regulatory restrictions. See Note 23 to the consolidated financial statements for additional information.

The following table summarizes the purchases of equity securities made by Old National during the fourth quarter of 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/01/14 – 10/31/14	1,950	$12.79	1,950	879,396
11/01/14 – 11/30/14	109,940	14.63	109,940	5,890,060
12/01/14 – 12/31/14	625,742	14.24	625,742	5,264,318

Total	737,632	$14.29	737,632	5,264,318

On January 23, 2014, the Board of Directors approved the repurchase of up to 2.0 million shares of stock over a twelve month period beginning January 23, 2014 and ending January 31, 2015. On October 23, 2014, the Board of Directors approved the repurchase of up to 6.0 million shares of stock over a period from October 23, 2014 to January 31, 2016. This new repurchase plan supersedes the prior 2014 stock repurchase plan.

During the fourth quarter of 2014, Old National repurchased 0.7 million shares in the open market. During the twelve months ended December 31, 2014, Old National also repurchased a limited number of shares associated with employee share-based incentive programs.

On January 22, 2015, the Board of Directors declared a quarterly cash dividend of $0.12 per common share, an increase from the $0.11 paid on December 15, 2014.

EQUITY COMPENSATION PLAN INFORMATION

The following table contains information concerning the 2008 Equity Incentive Plan approved by security holders, as of December 31, 2014.

2008 EQUITY COMPENSATION PLAN
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,557,756	$14.65	5,221,893
Equity compensation plans not approved by security holders	—	—	—

Total	2,557,756	$14.65	5,221,893

At December 31, 2014, 5.2 million shares remain available for issuance under the 2008 Equity Incentive Plan.

The following table compares cumulative five-year total shareholder returns, assuming reinvestment of dividends, for our common stock to cumulative total returns of a broad-based equity market index and two published industry indices. The comparison of shareholder returns (change in December year end stock price plus reinvested dividends) for each of the periods assumes that $100 was invested on December 31, 2009, in common stock of each of the Company, the S&P Small Cap 600 Index, the NYSE Financial Index and the SNL Bank and Thrift Index with investment weighted on the basis of market capitalization.

ITEM 6.	SELECTED FINANCIAL DATA

(dollars in thousands, except per share data)	2014	2013	2012	2011	2010
Operating Results
Net interest income	$366,370	$317,424	$308,757	$272,873	$218,416
Conversion to fully taxable equivalent (1)	16,999	16,876	13,188	11,821	13,482

Net interest income – tax equivalent basis	383,369	334,300	321,945	284,694	231,898
Provision for loan losses	3,097	(2,319)	5,030	7,473	30,781
Noninterest income	165,129	184,758	189,816	182,883	170,150
Noninterest expense	386,438	361,984	365,758	348,521	314,305
Net income available to common shareholders	103,667	100,920	91,675	72,460	38,214
Common Share Data (2)
Weighted average diluted shares	108,365	101,198	96,833	94,772	86,928
Net income (diluted)	$0.95	$1.00	$0.95	$0.76	$0.44
Cash dividends	0.44	0.40	0.36	0.28	0.28
Common dividend payout ratio (3)	46.48	39.91	37.80	36.59	63.75
Book value at year-end	12.54	11.64	11.81	10.92	10.08
Stock price at year-end	14.88	15.37	11.87	11.65	11.89
Balance Sheet Data (at December 31)
Loans (4)	$6,531,691	$5,090,669	$5,209,185	$4,771,731	$3,747,270
Total assets	11,647,551	9,581,744	9,543,623	8,609,683	7,263,892
Deposits	8,490,664	7,210,903	7,278,953	6,611,563	5,462,925
Other borrowings	920,102	556,388	237,493	290,774	421,911
Shareholders’ equity	1,465,764	1,162,640	1,194,565	1,033,556	878,805
Performance Ratios
Return on average assets (ROA)	0.99%	1.05%	1.04%	0.86%	0.50%
Return on average common shareholders’ equity (ROE)	7.91	8.54	8.34	7.24	4.40
Average equity to average assets	12.57	12.33	12.49	11.94	11.46
Net interest margin (5)	4.22	4.02	4.23	3.87	3.40
Efficiency ratio (6)	70.03	68.61	71.83	73.80	79.25
Asset Quality (7)
Net charge-offs to average loans	0.04%	0.10%	0.17%	0.49%	0.75%
Allowance for loan losses to ending loans	0.76	0.93	1.05	1.22	1.93
Allowance for loan losses	$47,849	$47,145	$54,763	$58,060	$72,309
Underperforming assets (8)	170,535	165,656	302,643	340,543	77,108
Allowance for loan losses to nonaccrual loans (9)	33.97	36.71	21.53	19.47	101.92
Allowance for loan losses to nonaccrual loans – excluding covered loans (9)	35.23	43.19	32.61	49.53	101.92
Other Data
Full-time equivalent employees	2,938	2,608	2,684	2,551	2,491
Branches and financial centers	195	169	180	183	161

(1)	Calculated using the federal statutory tax rate in effect of 35% for all periods adjusted for the TEFRA interest disallowance applicable to certain tax-exempt obligations.
(2)	Diluted data assumes the exercise of stock options and the vesting of restricted stock.
(3)	Cash dividends divided by income available to common stockholders.
(4)	Includes loans and finance leases held for sale.
(5)	Defined as net interest income on a tax equivalent basis as a percentage of average earning assets.
(6)	Defined as noninterest expense before amortization of intangibles as a percent of fully taxable equivalent net interest income and noninterest income, excluding net gains from securities transactions. This presentation excludes intangible amortization and net securities gains, as is common in other company disclosures, and better aligns with true operating performance.
(7)	Excludes loans and finance leases held for sale.
(8)	Includes nonaccrual loans, renegotiated loans, loans 90 days past due still accruing and other real estate owned. Includes $24.4 million, $45.5 million, $130.1 million and $215.7 million of covered assets in 2014, 2013, 2012 and 2011, respectively, acquired in an FDIC assisted transaction, which are covered by loss sharing agreements with the FDIC providing for specified loss protection.
(9)	Includes approximately $41.2 million, $38.3 million, $156.8 million and $201.3 million for 2014, 2013, 2012 and 2011, respectively, of purchased credit impaired loans that are categorized as nonaccrual because the collection of principal or interest is doubtful. These loans are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of our results of operations for the fiscal years ended December 31, 2014, 2013 and 2012, and financial condition as of December 31, 2014 and 2013. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes. This discussion contains forward-looking statements concerning our business. Readers are cautioned that, by their nature, forward-looking statements are based on estimates and assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from our expectations that are expressed or implied by any forward-looking statement. The discussion in Item 1A, “Risk Factors,” lists some of the factors that could cause our actual results to vary materially from those expressed or implied by any forward-looking statements, and such discussion is incorporated into this discussion by reference.

GENERAL OVERVIEW

Old National is the largest financial holding company incorporated in the State of Indiana and maintains its principal executive offices in Evansville, Indiana. Old National, through Old National Bank, provides a wide range of services, including commercial and consumer loan and depository services, lease financing and other traditional banking services. Old National also provides services to supplement the traditional banking business including fiduciary and wealth management services, investment and brokerage services, investment consulting, insurance and other financial services.

Our basic mission is to be THE community bank in the cities and towns we serve. We focus on establishing and maintaining long-term relationships with customers, and are committed to serving the financial needs of the communities in our market area. Old National provides financial services primarily in Indiana, southeastern Illinois, western Kentucky, and southwestern Michigan.

CORPORATE DEVELOPMENTS IN FISCAL 2014

2014 was a transformational year for Old National. We closed three whole bank acquisitions during the year and consummated a fourth on January 1, 2015. Through this acquisition activity, and that of the past decade, we have moved into stronger, higher growth markets compared to our legacy footprint.

Net income for 2014 was $103.7 million, this compares to 2013 net income of $100.9 million. Net interest income in both years benefitted from accretion income associated with our acquired loans. Our special asset officers made tremendous progress in 2014, resolving many credit impaired loans purchased in part with our FDIC-assisted transaction in 2011. While this progress is commendable, it is worth noting that improvements in our loss expectations increase the amortization expense associated with our indemnification asset (“IA”). Amortization expense associated with our IA was $43.2 million in 2014 compared to $9.3 million of expense in 2013. We expect lower levels of IA amortization expense in future periods as our remaining indemnification asset balance had declined to $20.6 million at December 31, 2014. Diluted earnings per share available to common shareholders were $0.95 per share, compared to $1.00 in 2013. 2014 included higher merger and integration costs and the issuance of 18.3 million shares in conjunction with our acquisition activity.

BUSINESS OUTLOOK

While we believe the interest rate environment will continue to pose challenges for 2015 revenue growth, our clients are expressing more optimism regarding the state of the economy than we have seen in recent years.

Our focus for 2015 is EXECUTION. Over the past decade, we have determined our desired geographic footprint, transitioning into higher growth markets. Our priorities for 2015 are as follows:

•	Core Revenue Growth. We operate under a true community bank model. We are active in and supportive of the communities we serve. As a result, we believe we are often provided with the first opportunity to bid on loans and other business opportunities. Yes, we remain a conservative lender; but our charge in 2015 will be to enhance our cross-sell culture, leverage our fee-based businesses, and originate solid production, across all loan categories, without compromising structure.

•	Improve Operating Leverage. Management is committed to improving the quality of its branch network and “right-sizing” the franchise. We believe this can be accomplished through the successful integration of our recently acquired bank franchises and the rationalization of branches which, in our opinion, are not of sufficient size to produce satisfactory returns or are located in low or negative growth areas. Subsequent to December 31, 2014, we announced our intent to sell, consolidate or close 36 branches throughout our franchise. In addition, an early retirement program has been implemented and, when combined with other actions, should reduce our overall workforce by 10%.

•	Prudent Use of Capital. Maintaining a strong capital position and delivering long-term value to our shareholders continues to be a top priority for Old National. Our capital position remained above industry requirements at the end of the year. On January 22, 2015, we announced an increase in our dividend, along with the anticipated continuation of our stock repurchase activity. At this point, we cannot rule out another transaction if the situation is right. However, our primary focus is on execution of our plan within our current footprint.

RESULTS OF OPERATIONS

The following table sets forth certain income statement information of Old National for the years ended December 31, 2014, 2013, and 2012:

(dollars in thousands)	2014	2013	2012
Income Statement Summary:
Net interest income	$366,370	$317,424	$308,757
Provision for loan losses	3,097	(2,319)	5,030
Noninterest income	165,129	184,758	189,816
Noninterest expense	386,438	361,984	365,758
Other Data:
Return on average common equity	7.91%	8.54%	8.34%
Efficiency ratio (1)	70.03%	68.61%	71.83%
Tier 1 leverage ratio	8.79%	8.92%	8.53%
Net charge-offs to average loans	0.04%	0.10%	0.17%

(1)	Efficiency ratio is defined as noninterest expense before amortization of intangibles as a percent of fully taxable equivalent net interest income and noninterest income, excluding net gains from securities transactions. This presentation excludes intangible amortization and net securities gains, as is common in other company disclosures, and better aligns with true operating performance. This is a non-GAAP financial measure that management believes to be helpful in understanding Old National’s results of operations.

Comparison of Fiscal Years 2014 and 2013

Net Interest Income

Net interest income is the most significant component of our earnings, comprising 68.9% of 2014 revenues. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from client deposits generally costs less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

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

(dollars in thousands)	2014	2013	2012
Net interest income	$366,370	$317,424	$308,757
Conversion to fully taxable equivalent	16,999	16,876	13,188

Net interest income – taxable equivalent basis	$383,369	$334,300	$321,945

Average earning assets	$9,082,768	$8,312,228	$7,617,060

Net interest margin	4.03%	3.82%	4.05%
Net interest margin – taxable equivalent basis	4.22%	4.02%	4.23%

Net interest income was $366.4 million in 2014, a 15.4% increase from the $317.4 million reported in 2013. Taxable equivalent net interest income was $383.4 million in 2014, a 14.7% increase from the $334.3 million reported in 2013. The net interest margin on a fully taxable equivalent basis was 4.22% for 2014, a 20 basis point increase compared to the 4.02% reported in 2013. Both 2014 and 2013 include accretion income (interest income in excess of contractual interest income) associated with acquired loans. Excluding this accretion income in both periods, net interest income on a fully taxable equivalent basis would have been $296.8 million in 2014 compared to $275.3 million in 2013; and the net interest margin on a fully taxable equivalent basis would have been 3.27% in 2014 and 3.31% in 2013.

The increase in net interest income is primarily due to the increase in accretion income recorded in 2014 compared to 2013, combined with a change in the mix of interest earning assets and interest-bearing liabilities. The increase in accretion income in 2014 reflected the payoff of several large purchased credit impaired loans. We expect lower levels of accretion income in future periods. It should be noted that the accretion income is partially offset by the amortization of our indemnification asset. See the discussion in the section “Noninterest Income Related to Covered Assets” for additional details.

The yield on average earning assets increased 16 basis points from 4.32% in 2013 to 4.48% in 2014, while the cost of interest-bearing liabilities decreased 4 basis points from 0.39% in 2013 to 0.35% in 2014. Average earning assets increased by $770.5 million, or 9.3%. The change in average earning assets consisted of a $567.6 million increase in loans, a $205.0 million increase in lower yielding investment securities and a $2.1 million decrease in money market and other interest-earning investments. Average interest-bearing liabilities increased $538.7 million, or 8.6%. The change in average interest-bearing liabilities consisted of a $436.8 million increase in interest-bearing deposits, a $112.7 million decrease in short-term borrowings and a $214.6 million increase in other borrowings. Average noninterest-bearing deposits increased by $213.8 million.

Significantly affecting average earning assets during 2014 was the increase in the size of the loan portfolio combined with the increase in the size of the investment portfolio. Included in average earning assets for 2014 are approximately $313.0 million of assets from the Tower acquisition that was completed in April 2014, $322.8 million from the United acquisition that was completed in July 2014, and $50.2 million from the LSB acquisition that was completed in November 2014. The loan portfolio, which generally has an average yield higher than the investment portfolio, was approximately 62.9% of average interest earning assets at December 31, 2014.

The increase in loans in 2014 reflected the Tower, United and LSB acquisitions along with organic loan growth. These increases were partially offset by a $70.1 million decrease in our covered loan portfolio and the reclassification of $197.9 million from loans to loans held for sale.

The increase in 2014 in the average balance of the investment portfolio was primarily due to the Tower, United and LSB acquisitions. Included in the increase is approximately $75.2 million from the Tower acquisition, $61.9 million from the United acquisition and $10.5 million from the LSB acquisition.

Positively affecting margin was a decrease in time deposits combined with increases in NOW accounts, savings accounts and money market accounts. Average time deposits, which have an average interest rate higher than other types of deposits, decreased $127.9 million in 2014 as higher-rate time deposits continue to mature. Offsetting these benefits was an increase in average borrowed funds of $101.9 million in 2014 reflecting the issuance of $175.0 million of senior unsecured notes in August 2014.

The following table presents a three-year average balance sheet and for each major asset and liability category, its related interest income and yield or its expense and rate for the years ended December 31.

THREE-YEAR AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS
	2014			2013			2012
(tax equivalent basis, dollars in thousands)	Average Balance	Interest & Fees	Yield/ Rate	Average Balance	Interest & Fees	Yield/ Rate	Average Balance	Interest & Fees	Yield/ Rate
Earning Assets
Money market and other interest-earning investments (1)	$20,148	$42	0.21%	$22,281	$38	0.17%	$29,161	$54	0.18%
Investment securities: (2)
U.S. Treasury & government-sponsored agencies (3)	2,041,978	38,742	1.90	2,037,575	40,063	1.97	1,826,297	41,790	2.29
States and political subdivisions (4)	889,343	45,112	5.07	818,427	43,649	5.33	684,648	37,464	5.47
Other securities	418,714	11,322	2.70	289,018	8,433	2.92	214,556	8,162	3.80

Total investment securities	3,350,035	95,176	2.84	3,145,020	92,145	2.93	2,725,501	87,416	3.21

Loans: (5)
Commercial (4)(6)	1,527,436	70,471	4.61	1,403,355	63,661	4.54	1,309,457	64,783	4.95
Commercial real estate	1,474,136	130,780	8.87	1,328,503	95,010	7.15	1,370,321	98,897	7.22
Residential real estate (7)	1,497,122	60,904	4.07	1,414,214	58,271	4.12	1,197,046	53,830	4.50
Consumer, net of unearned income	1,213,891	49,355	4.07	998,855	49,561	4.96	985,574	52,907	5.37

Total loans (6)(7)	5,712,585	311,510	5.45	5,144,927	266,503	5.18	4,862,398	270,417	5.56

Total earning assets	9,082,768	$406,728	4.48%	8,312,228	$358,686	4.32%	7,617,060	$357,887	4.70%

Less: Allowance for loan losses	(47,254)			(50,591)			(56,127)
Non-Earning Assets
Cash and due from banks	171,789			160,040			156,452
Other assets	1,224,853			1,168,261			1,083,165

Total assets	$10,432,156			$9,589,938			$8,800,550

Interest-Bearing Liabilities
NOW deposits	$1,989,794	$595	0.03%	$1,734,809	$487	0.03%	$1,608,643	$485	0.03%
Savings deposits	2,104,076	2,875	0.14	1,916,133	2,836	0.15	1,728,887	3,735	0.22
Money market deposits	490,247	250	0.05	368,424	216	0.06	288,986	285	0.10
Time deposits	1,024,377	9,606	0.94	1,152,309	14,585	1.27	1,319,958	22,537	1.71

Total interest-bearing deposits	5,608,494	13,326	0.24	5,171,675	18,124	0.35	4,946,474	27,042	0.55
Short-term borrowings	404,919	310	0.08	517,653	641	0.12	413,921	539	0.13
Other borrowings	753,939	9,723	1.29	539,323	5,621	1.04	280,219	8,361	2.98

Total interest-bearing liabilities	$6,767,352	$23,359	0.35%	$6,228,651	$24,386	0.39%	$5,640,614	$35,942	0.64%

Noninterest-Bearing Liabilities
Demand deposits	2,166,628			1,952,790			1,828,750
Other liabilities	186,910			226,257			232,226
Shareholders’ equity	1,311,266			1,182,240			1,098,960

Total liabilities and shareholders’ equity	$10,432,156			$9,589,938			$8,800,550

Interest Margin Recap
Interest income/average earning assets		$406,728	4.48%		$358,686	4.32%		$357,887	4.70%
Interest expense/average earning assets		23,359	0.26		24,386	0.30		35,942	0.47

Net interest income and margin		$383,369	4.22%		$334,300	4.02%		$321,945	4.23%

(1)	The 2014, 2013 and 2012 average balances include $12.3 million, $16.7 million and $23.5 million, respectively, of required and excess balances held at the Federal Reserve.
(2)	Changes in fair value are reflected in the average balance; however, yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.
(3)	Includes U.S. government-sponsored entities and agency mortgage-backed securities at December 31, 2014.
(4)	Interest on state and political subdivision investment securities and commercial loans includes the effect of taxable equivalent adjustments of $11.8 million and $5.2 million, respectively, in 2014; $12.3 million and $4.6 million, respectively, in 2013; and $8.8 million and $4.4 million, respectively, in 2012; using the federal statutory tax rate in effect of 35% for all periods adjusted for the TEFRA interest disallowance applicable to certain tax-exempt obligations.
(5)	Includes principal balances of nonaccrual loans. Interest income relating to nonaccrual loans is included only if received.
(6)	Includes finance leases held for sale.
(7)	Includes loans held for sale.

The following table shows fluctuations in net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid for the years ended December 31.

NET INTEREST INCOME – RATE/VOLUME ANALYSIS (tax equivalent basis, dollars in thousands)
	2014 vs. 2013			2013 vs. 2012
	Total Change	Attributed to		Total Change	Attributed to
		Volume	Rate		Volume	Rate
Interest Income
Money market and other interest-earning investments	$4	$(4)	$8	$(16)	$(12)	$(4)
Investment securities (1)	3,031	5,915	(2,884)	4,729	12,872	(8,143)
Loans (1)	45,007	30,180	14,827	(3,914)	15,173	(19,087)

Total interest income	48,042	36,091	11,951	799	28,033	(27,234)

Interest Expense
NOW deposits	108	74	34	2	36	(34)
Savings deposits	39	267	(228)	(899)	340	(1,239)
Money market deposits	34	66	(32)	(69)	62	(131)
Time deposits	(4,979)	(1,409)	(3,570)	(7,952)	(2,492)	(5,460)
Short-term borrowings	(331)	(112)	(219)	102	131	(29)
Other borrowings	4,102	2,502	1,600	(2,740)	5,215	(7,955)

Total interest expense	(1,027)	1,388	(2,415)	(11,556)	3,292	(14,848)

Net interest income	$49,069	$34,703	$14,366	$12,355	$24,741	$(12,386)

The variance not solely due to rate or volume is allocated equally between the rate and volume variances.

(1)	Interest on investment securities and loans includes the effect of taxable equivalent adjustments of $11.8 million and $5.2 million, respectively, in 2014; $12.3 million and $4.6 million, respectively, in 2013; and $8.8 million and $4.4 million, respectively, in 2012; using the federal statutory rate in effect of 35% for all periods adjusted for the TEFRA interest disallowance applicable to certain tax-exempt obligations.

Provision for Loan Losses

The provision for loan losses was an expense of $3.1 million in 2014, compared to a credit of $2.3 million in 2013. Charge-offs have remained low during 2014 and we continue to see positive trends in credit quality; however, loan growth in 2014 contributed to the need for additional loan loss reserve and provision expense. Continued loan growth in future periods or credit quality deterioration would result in additional provision expense. For additional information about non-performing loans, charge-offs and additional items impacting the provision, refer to the “Risk Management – Credit Risk” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Noninterest Income

We generate revenues in the form of noninterest income through client fees and sales commissions from our core banking franchise and other related businesses, such as wealth management, investment consulting, investment products and insurance. This source of revenue has decreased as a percentage of total revenue to 31.1% in 2014 compared to 36.8% in 2013.

Noninterest income was $165.1 million in 2014, a decrease of $19.6 million, or 10.6%, compared to $184.8 million in 2013. The decrease in noninterest income in 2014 was primarily due to an unfavorable variance in adjustments to the FDIC indemnification asset and a gain on branch divestitures that was recorded in the first quarter of 2013. These decreases were partially offset by increases in net securities gains, wealth management fees and insurance premiums and commissions.

Wealth management fees increased by $5.2 million to $28.7 million in 2014. The increase in wealth management fees in 2014 was primarily attributable to our recent acquisitions, as Tower contributed $2.4 million and United contributed $1.8 million. In addition, wealth management fees grow in tandem with the fixed income and equities markets.

Service charges and overdraft fees on deposit accounts, our largest source of noninterest income, continued to be challenged. Service charges and overdraft fees were $47.4 million in 2014, a $2.1 million decrease from $49.6 million in 2013. Included in service charges and overdraft fees on deposit accounts in 2014 were $1.0 million from the acquisition of Tower, $1.3 million from the acquisition of United, and $0.2 million from the acquisition of LSB.

Debit card and ATM fees remained relatively constant in 2014 when compared to 2013. The Durbin Amendment, which limits interchange fees on debit card transactions for banks with $10 billion or more in assets, will become effective for Old National on July 1, 2015. We believe that the Durbin Amendment will negatively impact debit card and ATM fees by approximately $4 to $6 million in 2015.

Mortgage banking revenue increased $1.6 million to $6.0 million in 2014 compared to $4.4 million in 2013 primarily due to our decision to sell more loans to the secondary market in 2014. Also contributing to higher revenue was an increase in origination fees and an increase in production attributable to our new associates from partner banks.

Insurance premiums and commissions increased $3.0 million to $41.5 million in 2014 compared to $38.5 million in 2013 reflecting higher commissions on property and casualty insurance and contingency income.

Income from company-owned life insurance decreased $0.5 million to $6.9 million in 2014 compared to $7.5 million in 2013 primarily due to a $1.1 million single life insurance benefit that was received in 2013.

Net securities gains were $9.7 million during 2014 compared to $3.3 million during 2013. Included in 2014 are $9.8 million of security gains, partially offset by a $100 thousand other-than-temporary-impairment charge on one limited partnership investment. Included in 2013 are $4.3 million of security gains, partially offset by a $1.0 million other-than-temporary-impairment charge on one pooled trust preferred security.

During the first quarter of 2013, Old National sold nine banking centers in southern Illinois and western Kentucky with deposits at the time of sale of approximately $150.1 million. During the fourth quarter of 2013, Old National sold three branches with deposits at the time of sale of approximately $28.2 million. We received a deposit premium of $2.9 million on the sales.

Other income increased $1.8 million in 2014 compared to 2013 primarily due to an increase in gains on sales of foreclosed properties.

The following table details the components of noninterest income for the years ended December 31.

NONINTEREST INCOME
				% Change From Prior Year
(dollars in thousands)	2014	2013	2012	2014	2013
Wealth management fees	$28,737	$23,493	$21,549	22.3%	9.0%
Service charges on deposit accounts	47,433	49,562	51,483	(4.3)	(3.7)
Debit card and ATM fees	25,835	25,019	24,006	3.3	4.2
Mortgage banking revenue	6,017	4,420	3,742	36.1	18.1
Insurance premiums and commissions	41,466	38,483	37,103	7.8	3.7
Investment product fees	17,136	16,018	12,714	7.0	26.0
Company-owned life insurance	6,924	7,454	6,452	(7.1)	15.5
Other income	18,556	16,710	15,261	11.0	9.5

Total fee and service charge income	192,104	181,159	172,310	6.0	5.1
Net securities gains	9,830	4,341	15,052	126.4	(71.2)
Impairment on available-for-sale securities	(100)	(1,000)	(1,414)	90.0	29.3
Gain on derivatives	363	176	820	106.3	(78.5)
Gain on sale leaseback transactions	6,094	6,476	6,423	(5.9)	0.8
Gain on branch divestitures	—	2,894	—	N/M	N/M
Change in FDIC indemnification asset	(43,162)	(9,288)	(3,375)	N/M	N/M

Total noninterest income	$165,129	$184,758	$189,816	(10.6)%	(2.7)%

Noninterest income to total revenue (1)	30.1%	35.6%	37.1%

(1)	Total revenue includes the effect of a taxable equivalent adjustment of $17.0 million in 2014, $16.9 million in 2013 and $13.2 million in 2012.

N/M = Not meaningful

Noninterest Income Related to Covered Assets

The FDIC has agreed to reimburse Old National for losses incurred on certain acquired loans, and we recorded an indemnification asset at fair value on the date that we acquired these loans. The indemnification asset, on the acquisition date, reflected the reimbursements expected to be received from the FDIC. Deterioration in our expectation of credit quality of the OREO would immediately increase the basis of the indemnification asset. Deterioration in the expected credit quality of the loans would increase the basis of the indemnification asset. The offset for both OREO and loans is recorded through the consolidated statement of income. Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the remaining life of the loans) decrease the basis of the indemnification asset, with the decrease being amortized into income over the same period or the life of the loss share agreements, whichever is shorter.

Changes in the FDIC indemnification asset resulted in a negative adjustment to noninterest income of $43.2 million in 2014, compared to a negative adjustment to noninterest income of $9.3 million in 2013. Several large loans paid off in 2014, resulting in a large decrease in the indemnification asset and high amortization expense. At December 31, 2014, $9.7 million of the remaining indemnification asset is expected to be amortized and reported as a reduction of noninterest income over the next 21 months.

Noninterest Expense

Noninterest expense totaled $386.4 million in 2014, an increase of $24.5 million, or 6.8% from the $362.0 million recorded in 2013. Included in 2014 is $6.9 million of costs related to the operation of the 7 branches acquired from Tower, $10.2 million of costs related to the operation of the 18 branches acquired from United, and $1.4 million of costs related to the operation of the 4 branches acquired from LSB. In addition, $15.6 million of acquisition and integration costs are included in 2014.

Salaries and benefits, the largest component of noninterest expense, totaled $219.3 million in 2014, compared to $202.4 million in 2013, an increase of $16.9 million, or 8.3%. Included in 2014 are increases of $6.8 million for salaries and benefits expense associated with the Tower acquisition, $9.2 million associated with the United acquisition, and $1.3 million associated with the LSB acquisition.

Data processing expense was $25.4 million for 2014, an increase of $3.8 million when compared to 2013. Data processing expense increased primarily due to higher expenses related to upgrades in software and equipment.

Professional fees were $16.4 million for 2014 compared to $11.9 million for 2013. The increase was primarily due to additional expenses related to the acquisitions of Tower, United, and LSB in 2014.

Other expense was $16.2 million for 2014, a decrease of $5.1 million when compared to 2013. Included in other expense in 2013 were approximately $3.0 million of expenses associated with the consolidation of 18 branches and a $1.0 million loss on extinguishment of debt regarding the termination of $50.0 million of FHLB advances.

The following table details the components of noninterest expense for the years ended December 31.

NONINTEREST EXPENSE
				% Change From Prior Year
(dollars in thousands)	2014	2013	2012	2014	2013
Salaries and employee benefits	$219,301	$202,435	$193,874	8.3%	4.4%
Occupancy	49,099	48,360	50,929	1.5	(5.0)
Equipment	12,453	11,879	11,744	4.8	1.1
Marketing	9,591	7,212	7,451	33.0	(3.2)
Data processing	25,382	21,608	22,014	17.5	(1.8)
Communication	10,476	10,521	10,939	(0.4)	(3.8)
Professional fees	16,390	11,948	12,030	37.2	(0.7)
Loan expense	6,107	6,972	7,037	(12.4)	(0.9)
Supplies	2,958	2,361	2,719	25.3	(13.2)
FDIC assessment	6,261	5,097	5,991	22.8	(14.9)
Other real estate owned expense	3,101	4,129	17,136	(24.9)	(75.9)
Amortization of intangibles	9,120	8,162	7,941	11.7	2.8
Other expense	16,199	21,300	15,953	(23.9)	33.5

Total noninterest expense	$386,438	$361,984	$365,758	6.8%	(1.0)%

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

Approximately $559 thousand, or 20%, of the expense associated with holding and maintaining covered assets assumed in the Integra acquisition are not reimbursable by the FDIC and were recorded as noninterest expense during 2014. The remaining 80% was recorded as a receivable from the FDIC. Additional non-reimbursable expenses of approximately $55 thousand associated with holding and maintaining covered assets assumed in the Integra acquisition were also recorded in noninterest expense during 2014.

Approximately $390 thousand, or 20%, of the expense associated with holding and maintaining covered assets assumed in the Integra acquisition are not reimbursable by the FDIC and were recorded as noninterest expense during 2013. The remaining 80% was recorded as a receivable from the FDIC. Additional non-reimbursable expenses of approximately $335 thousand associated with holding and maintaining covered assets assumed in the Integra acquisition were also recorded in noninterest expense during 2013.

Provision for Income Taxes

We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The effective tax rate decreased in 2014 when compared to 2013 as a result of higher tax-exempt income in relation to pre-tax book income, as well as lower state taxes due to reduced statutory rates. See Note 14 to the consolidated financial statements for additional details on Old National’s income tax provision.

Comparison of Fiscal Years 2013 and 2012

In 2013, we generated net income of $100.9 million and diluted net income per share of $1.00 compared to $91.7 million and $0.95, respectively, in 2012. The 2013 earnings included an $8.7 million increase in net interest income, a $7.3 million decrease in the provision for loan losses and a $3.8 million decrease in noninterest expense. These increases to net income were partially offset by a $5.0 million decrease in noninterest income and a $5.5 million increase in income tax expense.

Taxable equivalent net interest income was $334.3 million in 2013, a 3.8% increase from the $321.9 million reported in 2012. The net interest margin on a fully taxable equivalent basis was 4.02% for 2013, a 21 basis point decrease compared to the 4.23% reported in 2012. Average earning assets increased by $695.2 million during 2013 and the yield on average earning assets decreased 38 basis points from 4.70% to 4.32%. Average interest-bearing liabilities increased $588.0 million and the cost of interest-bearing liabilities decreased from 0.64% to 0.39%.

The provision for loan losses was a credit of $2.3 million in 2013, compared to $5.0 million of expense recorded in 2012. Impacting the provision in 2013 were the following factors: (1) the loss factors applied to our performing loan portfolio have decreased over time as charge-offs were substantially lower, (2) recoveries associated with our purchased credit impaired loans accounted for under ASC310-30, (3) the continuing trend in improved credit quality, and (4) a decrease in our commercial real estate loan balances (which carry higher loss rates than other loan categories) in conjunction with improving average asset quality ratings on the remaining commercial real estate loans in our portfolio.

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

The provision for income taxes was $41.6 million in 2013 compared to $36.1 million in 2012. Old National’s effective tax rate was 29.2% in 2013 compared to 28.3% in 2012.

BUSINESS LINE RESULTS

We operate in two operating segments: banking and insurance. See Part 1, Item 1 for a discussion of our operating segments. The following table summarizes our business line results for the years ended December 31.

BUSINESS LINE RESULTS
(dollars in thousands)	2014	2013	2012
Banking	$109,776	$104,265	$96,882
Insurance	2,428	1,925	1,755
Other	(8,537)	(5,270)	(6,962)

Net income	$103,667	$100,920	$91,675

The 2014 banking segment profit increased $5.5 million from 2013, primarily due to the acquisitions of Tower in April 2014, United in July 2014, and LSB in November 2014. The 2013 banking segment profit increased $7.4 million from 2012, primarily due to the acquisition of IBT, which occurred on September 15, 2012.

FINANCIAL CONDITION

Overview

At December 31, 2014, our assets were $11.648 billion, a 21.6% increase compared to $9.582 billion at December 31, 2013. The increase is primarily due to the acquisitions of Tower in April 2014, United in July 2014, and LSB in November 2014. Earning assets, comprised of investment securities, portfolio loans, loans held for sale, money market investments, interest earning accounts with the Federal Reserve and trading securities, were $10.111 billion at December 31, 2014, an increase of 22.0% compared to $8.286 billion at December 31, 2013.

Earning Assets

Investment Securities

We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements. However, we also have $23.6 million of 15- and 20-year fixed-rate mortgage-backed securities, $167.2 million of U.S. government-sponsored entity and agency securities and $653.2 million of state and political subdivision securities in our held-to-maturity investment portfolio at December 31, 2014.

Trading securities, which consist of mutual funds held in a trust associated with deferred compensation plans for former Monroe Bancorp directors and executives, are recorded at fair value and totaled $3.9 million at December 31, 2014 compared to $3.6 million at December 31, 2013.

At December 31, 2014, the investment securities portfolio was $3.547 billion compared to $3.179 billion at December 31, 2013, an increase of 11.6%. Included in the investment securities portfolio at December 31, 2014 are $106.2 million of investment securities associated with the acquisition of Tower, $139.7 million of investment securities associated with the acquisition of United, and $81.0 million of investment securities associated with the acquisition of LSB. Investment securities represented 35.1% of earning assets at December 31, 2014, compared to 38.4% at December 31, 2013. Despite the higher balances, investment securities decreased as a percent of total earning assets due to a proportionately larger increase in loan balances. Stronger commercial loan demand in the future and management’s decision to deleverage the balance sheet could result in a reduction in the securities portfolio. As of December 31, 2014, management does not intend to sell any securities in an unrealized loss position and does not believe we will be required to sell such securities.

The investment securities available-for-sale portfolio had net unrealized losses of $1.3 million at December 31, 2014, compared to net unrealized losses of $34.1 million at December 31, 2013. The improvement in unrealized losses at December 31, 2014 when compared to December 31, 2013 reflected a decline in interest rates and a shorter duration of the investment portfolio.

The investment portfolio had an effective duration of 3.71 at December 31, 2014, compared 4.84 at December 31, 2013. Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates. Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage. The weighted average yields on available-for-sale investment securities were 2.23% in 2014 and 2.48% in 2013. The average yields on the held-to-maturity portfolio were 4.99% in 2014 and 5.02% in 2013.

At December 31, 2014, Old National had a concentration of investment securities issued by certain states and their political subdivisions with the following aggregate market values: $328.2 million by Indiana, which represented 22.4% of shareholders’ equity, and $194.0 million by Texas, which represented 13.2% of shareholders’ equity. Of the Indiana municipal bonds, 90% are rated “A” or better, and the remaining 10% generally represent non-rated local interest bonds where Old National has a market presence. All of the Texas municipal bonds are rated “AA” or better, and the majority of issues are backed by the “AAA” rated State of Texas Permanent School Fund Guarantee Program. At December 31, 2013, Old National had a concentration of investment securities issued by Indiana and its political subdivisions totaling $297.3 million, which represented 25.6% of shareholders’ equity, and $136.5 million by Texas, which represented 11.7% of shareholders’ equity.

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

The following table, including covered loans, presents the composition of the loan portfolio at December 31.

LOAN PORTFOLIO AT YEAR-END
(dollars in thousands)	2014	2013	2012	2011	2010	Four-Year Growth Rate
Commercial	$1,646,767	$1,402,750	$1,392,459	$1,341,409	$1,211,399	8.0%
Commercial real estate	1,751,907	1,242,818	1,438,709	1,393,304	942,395	16.8
Consumer	1,379,117	1,049,974	1,004,827	990,061	924,952	10.5

Total loans excluding residential real estate	4,777,791	3,695,542	3,835,995	3,724,774	3,078,746	11.6
Residential real estate	1,540,410	1,387,422	1,360,599	1,042,429	664,705	23.4

Total loans	6,318,201	5,082,964	5,196,594	4,767,203	3,743,451	14.0%

Less: Allowance for loan losses	47,849	47,145	54,763	58,060	72,309

Net loans	$6,270,352	$5,035,819	$5,141,831	$4,709,143	$3,671,142

Commercial and Commercial Real Estate Loans

At December 31, 2014, commercial and commercial real estate loans, including covered loans, were $3.399 billion, an increase of $753.1 million, or 28.5%, compared to December 31, 2013. Included in the total for December 31, 2014 is $234.0 million related to the acquisition of Tower, $370.0 million related to the acquisition of United and $163.0 million related to the acquisition of LSB. In December 2014, $45.5 million of commercial loans and $30.7 million of commercial real estate loans were reclassified to loans held for sale.

The following table presents the maturity distribution and rate sensitivity of commercial loans and an analysis of these loans that have predetermined and floating interest rates. A significant percentage of commercial loans are due within one year, reflecting the short-term nature of a large portion of these loans.

DISTRIBUTION OF COMMERCIAL LOAN MATURITIES AT DECEMBER 31, 2014
(dollars in thousands)	Within 1 Year	1 – 5 Years	Beyond 5 Years	Total	% of Total
Interest rates:
Predetermined	$395,420	$365,622	$170,729	$931,771	57%
Floating	393,493	223,049	98,454	714,996	43

Total	$788,913	$588,671	$269,183	$1,646,767	100%

Consumer Loans

Consumer loans, including automobile loans, personal and home equity loans and lines of credit, increased $329.1 million, or 31.3%, at December 31, 2014 compared to December 31, 2013. Included in the total for December 31, 2014 is $33.1 million related to the acquisition of Tower, $116.4 million related to the acquisition of United and $19.0 million related to the acquisition of LSB. During 2014, Old National also experienced strong organic loan growth in consumer loans. In December 2014, $50.1 million of consumer loans were reclassified to loans held for sale.

Residential Real Estate Loans

Residential real estate loans, primarily 1-4 family properties, increased $153.0 million, or 11.0%, at December 31, 2014 compared to December 31, 2013. Included in the total for December 31, 2014 is $64.7 million related to the acquisition of Tower, $118.3 million related to the acquisition of United and $52.1 million related to the acquisition of LSB. Our decision to sell more loans in the secondary market also impacted residential real estate loan balances in 2014. In December 2014, $71.6 million of residential real estate loans were reclassified to loans held for sale.

Allowance for Loan Losses

To provide for the risk of loss inherent in extending credit, we maintain an allowance for loan losses. The determination of the allowance is based upon the size and current risk characteristics of the loan portfolio and includes an assessment of individual problem loans, actual loss experience, current economic events and regulatory guidance. Additional information about our Allowance for Loan Losses is included in the “Risk Management – Credit Risk” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1 and 6 to the consolidated financial statements.

At December 31, 2014, the allowance for loan losses was $47.8 million, an increase of $0.7 million compared to $47.1 million at December 31, 2013. Charge-offs have remained low during 2014 and we continue to see positive trends in credit quality. Continued loan growth in future periods could result in an increase in provision expense. As a percentage of total loans excluding loans held for sale, the allowance decreased to 0.76% at December 31, 2014, from 0.93% at December 31, 2013. The decrease from December 31, 2013 is primarily due to the acquisitions of Tower, United and LSB. The acquired loans were recorded at fair value pursuant to ASC 805, and accordingly no allowance was recorded at the acquisition date. The provision for loan losses was an expense of $3.1 million in 2014 compared to a credit of $2.3 million in 2013.

For commercial loans, the reserve increased by $2.4 million at December 31, 2014, compared to December 31, 2013. The reserve as a percentage of the commercial loan portfolio decreased to 1.07% at December 31, 2014, from 1.09% at December 31, 2013. For commercial real estate loans, the reserve decreased by $1.7 million at December 31, 2014, compared to December 31, 2013. The reserve as a percentage of the commercial real estate loan portfolio decreased to 1.01% at December 31, 2014, from 1.64% at December 31, 2013. The lower reserve need is the result of improved asset quality and the increase in purchased loans that were recorded at fair value. The fair value adjustment considers credit impairment resulting in no need for an allowance for loan losses at the date of acquisition. An allowance may be recorded in future periods if the loan experiences subsequent deterioration. See the discussion in the section “Asset Quality” for additional details.

The reserve for residential real estate loans as a percentage of that portfolio decreased to 0.19% at December 31, 2014, from 0.23% at December 31, 2013. The reserve for consumer loans increased to 0.50% at December 31, 2014, from 0.47% at December 31, 2013.

Allowance for Losses on Unfunded Commitments

We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. This allowance is reported as a liability on the balance sheet within accrued expenses and other liabilities, while the corresponding provision for these loan losses is recorded as a component of other expense. The allowance for losses on unfunded commitments was $4.4 million at December 31, 2014, compared to $2.7 million December 31, 2013. The allowance for losses on unfunded commitments increased primarily due to the acquisitions of Tower, United and LSB.

Loans Held for Sale

Loans held for sale were $213.5 million at December 31, 2014, compared to $7.7 million at December 31, 2013. At December 31, 2014, $15.6 million of the loans held for sale consisted of mortgage loans held for immediate sale in the secondary market with servicing released. These loans are sold at or prior to origination at a contracted price to an outside investor on a best efforts basis and remain on the Company’s balance sheet for a short period of time (typically 30 to 60 days). These loans are sold without recourse and Old National has experienced no material losses. Mortgage originations are subject to volatility due to interest rates and home sales.

We have elected the fair value option under FASB ASC 825-10 (SFAS No. 159) prospectively for loans held for sale. The aggregate fair value exceeded the unpaid principal balance by $0.4 million as of December 31, 2014, compared to $0.1 million at December 31, 2013.

During the fourth quarter of 2014, $71.6 million residential real estate loans held for investment, $50.1 million consumer loans held for investment, $45.5 million commercial loans held for investment, and $30.7 million commercial real estate loans held for investment were reclassified to loans held for sale at the lower of cost or fair value. Old National intends to sell these loans in two separate transactions and anticipates that both will be complete prior to September 30, 2015. See Note 2 to the consolidated financial statements for additional information.

Covered Assets

On July 29, 2011, Old National acquired the banking operations of Integra in an FDIC assisted transaction. We entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans, and OREO. Loans comprise the majority of the assets acquired and are subject to loss share agreements with the FDIC whereby Old National is indemnified against 80% of losses up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0% reimbursement, and 80% of losses in excess of $467.2 million with respect to covered assets. As of December 31, 2014, we do not expect losses to exceed $275.0 million.

A summary of covered assets is presented below:

(dollars in thousands)	December 31, 2014	December 31, 2013
Loans, net of discount & allowance	$144,156	$212,428
Other real estate owned	9,121	13,670

Total covered assets	$153,277	$226,098

FDIC Indemnification Asset

Because the FDIC will reimburse Old National for losses incurred on certain acquired loans, an indemnification asset was recorded at fair value at the acquisition date. The indemnification asset is recognized at the same time as the indemnified loans, and measured on the same basis, subject to collectibility or contractual limitations. The indemnification asset, on the acquisition date, reflected the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties. Reimbursement claims are submitted to the FDIC and the receivable is reduced when the FDIC pays the claim. At December 31, 2014, the $20.6 million loss sharing asset is comprised of an $18.5 million FDIC indemnification asset and a $2.1 million FDIC loss share receivable. The loss share receivable represents actual incurred losses where reimbursement has not yet been received from the FDIC. The indemnification asset represents future cash flows we expect to collect from the FDIC under the loss sharing agreements and the amount related to the estimated improvements in cash flow expectations that are being amortized over the same period for which those improved cash flows are being accreted into income. At December 31, 2014, $8.8 million of the FDIC indemnification asset is related to expected indemnification payments and $9.7 million is expected to be amortized and reported in noninterest income as an offset to future accreted interest income. We currently expect the majority of the $9.7 million to be amortized over the next 21 months.

A summary of activity for the indemnification asset and loss share receivable is presented below:

(dollars in thousands)	2014	2013
Balance at January 1,	$88,513	$116,624
Adjustments not reflected in income:
Cash received from the FDIC	(26,342)	(19,527)
Other	1,594	704
Adjustments reflected in income:
(Amortization) accretion	(41,611)	(10,072)
Impairment	59	32
Write-downs/sale of other real estate	(1,610)	1,933
Recovery amounts due to FDIC	—	(1,243)
Other	—	62

Balance at December 31,	$20,603	$88,513

Goodwill and Other Intangible Assets

Goodwill and other intangible assets at December 31, 2014, totaled $569.5 million, an increase of $190.8 million compared to $378.7 million at December 31, 2013. During the fourth quarter of 2014, we recorded $42.6 million of goodwill and other intangible assets associated with the acquisition of LSB, which is included in the “Banking” column for segment reporting. Also during the fourth quarter of 2014, Old National decreased customer business relationship intangibles by $0.2 million related to an adjustment to the purchase of an insurance book of business, which is included in the “Insurance” segment. During the third quarter of 2014, we recorded $92.7 million of goodwill and other intangible assets associated with the acquisition of United, which is included in the “Banking” column for segment reporting. During the second quarter of 2014, we recorded $64.6 million of goodwill and other intangible assets associated with the acquisition of Tower, which is included in the “Banking” column for segment reporting. Also during the second quarter of 2014, we increased customer business relationship intangibles by $0.3 million related to the purchase of an insurance book of business, which is included in the “Insurance” segment.

Other Assets

Other assets have increased $17.4 million, or 7.9%, since December 31, 2013 primarily due to increases in deferred tax assets and $9.5 million of loan servicing rights acquired in the United and LSB transactions.

Funding

Total funding, comprised of deposits and wholesale borrowings, was $9.962 billion at December 31, 2014, an increase of 21.1% from $8.230 billion at December 31, 2013. Total deposits were $8.491 billion, including $7.402 billion in transaction accounts and $1.089 billion in time deposits at December 31, 2014. Total deposits increased $1.280 million, or 17.7%, compared to December 31, 2013. Included in total deposits at December 31, 2014 are $446.7 million from the acquisition of Tower, $691.8 million from the United acquisition and $288.5 million from the LSB acquisition. Noninterest-bearing demand deposits increased $401.3 million, or 19.8%, compared to December 31, 2013. NOW deposits increased $400.9 million, or 22.6%, while savings deposits increased $280.9 million, or 14.5%, compared to December 31, 2013. Money market deposits increased $125.6 million, or 28.0%, compared to December 31, 2013. Time deposits increased $71.0 million, or 7.0%, compared to December 31, 2013.

We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. At December 31, 2014, wholesale borrowings, including short-term borrowings and other borrowings, increased $452.7 million, or 44.4%, from December 31, 2013. Wholesale borrowing as a percentage of total funding was 14.8% at December 31, 2014, compared to 12.4% at December 31, 2013. The increase in wholesale funding during 2014 was primarily in short maturity FHLB advances combined with the issuance of $175 million of senior unsecured debt in August 2014, both of which are reported in other borrowings. See Notes 12 and 13 to the consolidated financial statements for additional details on our financing activities.

The following table details the average balances of all funding sources for the years ended December 31.

FUNDING SOURCES – AVERAGE BALANCES
				% Change From Prior Year
(dollars in thousands)	2014	2013	2012	2014	2013
Demand deposits	$2,166,628	$1,952,790	$1,828,750	11.0%	6.8%
NOW deposits	1,989,794	1,734,809	1,608,643	14.7	7.8
Savings deposits	2,104,076	1,916,133	1,728,887	9.8	10.8
Money market deposits	490,247	368,424	288,986	33.1	27.5
Time deposits	1,024,377	1,152,309	1,319,958	(11.1)	(12.7)

Total deposits	7,775,122	7,124,465	6,775,224	9.1	5.2
Short-term borrowings	404,919	517,653	413,921	(21.8)	25.1
Other borrowings	753,939	539,323	280,219	39.8	92.5

Total funding sources	$8,933,980	$8,181,441	$7,469,364	9.2%	9.5%

The following table presents a maturity distribution for certificates of deposit with denominations of $100,000 or more at December 31.

CERTIFICATES OF DEPOSIT, $100,000 AND OVER
		Maturity Distribution
(dollars in thousands)	Year-End Balance	1-90 Days	91-180 Days	181-365 Days	Beyond 1 Year
2014	$313,629	$64,149	$33,443	$70,043	$145,994
2013	265,295	51,808	28,071	71,781	113,635
2012	365,458	53,790	50,926	118,818	141,924

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities increased $30.2 million, or 16.0%, since December 31, 2013 primarily due to increases in accrued expenses related to our acquisitions, accrued pension expense, and fluctuations in the fair value of derivative financial instruments.

Capital

Shareholders’ equity totaled $1.466 billion or 12.6% of total assets at December 31, 2014, and $1.163 billion or 12.1% of total assets at December 31, 2013. The December 31, 2014 balance includes $78.7 million from the 5.6 million shares of common stock that were issued in conjunction with the acquisition of Tower, $123.8 million from the 9.1 million shares of common stock that were issued in conjunction with the acquisition of United, and $51.8 million from the 3.6 million shares of common stock that were issued in conjunction with the acquisition of LSB.

We paid cash dividends of $0.44 per share in 2014, which decreased equity by $48.2 million. We paid cash dividends of $0.40 per share in 2013, which decreased equity by $40.3 million. We repurchased shares of our stock, reducing shareholders’ equity by $25.8 million in 2014 and $24.3 million in 2013. During 2014, we repurchased 1.7 million shares of our common stock under our buyback program. During 2013, we repurchased 1.6 million shares of our common stock under our buyback program. The remaining repurchases related primarily to our employee stock based compensation plans. The change in unrealized losses on investment securities increased equity by $21.4 million in 2014 and decreased equity by $80.2 million in 2013. The change in unrealized losses on cash flow hedges decreased equity by $5.7 million in 2014 and decreased equity by $0.2 million in 2013. Shares issued for reinvested dividends, stock options, restricted stock and stock compensation plans increased shareholders’ equity by $6.3 million in 2014, compared to $6.0 million in 2013.

Capital Adequacy

Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. For additional information on capital adequacy see Note 23 to the consolidated financial statements.

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

Investment Activities

We carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral. At December 31, 2014, we had pooled trust preferred securities with a fair value of approximately $6.6 million, or 0.2% of the available-for-sale securities portfolio. These securities remained classified as available-for-sale and at December 31, 2014, the unrealized loss on our pooled trust preferred securities was approximately $11.4 million. There was no other-than-temporary-impairment recorded in 2014 or 2013 on these securities.

All of our mortgage-backed securities are backed by U.S. government-sponsored or federal agencies. Municipal bonds, corporate bonds and other debt securities are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. See Note 4 to the consolidated financial statements for additional details about our investment security portfolio.

Counterparty Exposure

Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation. We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry. Old National manages exposure to counterparty risk in connection with its derivatives transactions by generally engaging in transactions with counterparties having ratings of at least A by Standard & Poor’s Rating Service or A2 by Moody’s Investors Service. Total credit exposure is monitored by counterparty, and managed within limits that management believes to be prudent. Old National’s net counterparty exposure was an asset of $413.8 million at December 31, 2014.

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

We lend primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. At December 31, 2014, we had no concentration of loans in any single industry exceeding 10% of our portfolio and had no exposure to foreign borrowers or sovereign debt. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, southeastern Illinois, western Kentucky and southwestern Michigan. We are experiencing a slow and gradual improvement in the economy of our principal markets. Management expects that trends in under-performing, criticized and classified loans will be influenced by the degree to which the economy strengthens or weakens.

During the third quarter of 2011, Old National acquired the banking operations of Integra Bank in an FDIC assisted transaction. As of December 31, 2014, acquired loans totaled $184.1 million and there was $9.1 million of other real estate owned. The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans, and other real estate owned. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. At December 31, 2014, approximately $144.2 million of loans, net of discount and allowance, and $9.1 million of other real estate owned are covered by the loss sharing agreements. Under the terms of the loss sharing agreements, the FDIC will reimburse Old National for 80% of losses up to $275.0 million. Currently we do not expect losses to exceed $275.0 million. These covered assets are included in our summary of under-performing, criticized and classified assets found below.

On April 25, 2014, Old National closed on its acquisition of Tower. As of December 31, 2014, these acquired loans totaled $331.8 million and there was $0.3 million of other real estate owned. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. Old National reviewed the acquired loans and determined that as of December 31, 2014, $15.8 million met the definition of criticized, $19.2 million were considered classified, and $0.2 million were doubtful. Our current preference would be to work these loans and avoid foreclosure actions unless additional credit deterioration becomes apparent. These assets are included in our summary of under-performing, criticized and classified assets found below.

On July 31, 2014, Old National closed on its acquisition of United. As of December 31, 2014, these acquired loans totaled $604.7 million and there was $1.7 million of other real estate owned. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. Old National reviewed the acquired loans and determined that as of December 31, 2014, $39.6 million met the definition of criticized and $29.4 million were considered classified. None of these loans met the definition of doubtful at December 31, 2014. Our current preference would be to work these loans and avoid foreclosure actions unless additional credit deterioration becomes apparent. These assets are included in our summary of under-performing, criticized and classified assets found below.

On November 1, 2014, Old National closed on its acquisition of LSB. As of December 31, 2014, these acquired loans totaled $235.1 million. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. Old National reviewed the acquired loans and determined that as of December 31, 2014, $22.9 million met the definition of criticized and $17.0 million were considered classified. None of these loans met the definition of doubtful at December 31, 2014. Our current preference would be to work these loans and avoid foreclosure actions unless additional credit deterioration becomes apparent. These assets are included in our summary of under-performing, criticized and classified assets found below.

Summary of under-performing, criticized and classified assets:

ASSET QUALITY
(dollars in thousands)	2014	2013	2012	2011	2010
Nonaccrual loans:
Commercial	$38,460	$28,635	$36,766	$34,104	$25,488
Commercial real estate	67,402	52,363	95,829	66,187	30,416
Residential real estate	13,968	10,333	11,986	10,247	8,719
Consumer	5,903	5,318	5,809	4,790	6,322
Covered loans (1)	15,124	31,793	103,946	182,880	—

Total nonaccrual loans (2)	140,857	128,442	254,336	298,208	70,945
Renegotiated loans not on nonaccrual:
Noncovered loans	12,710	15,596	9,737	1,325	—
Covered loans	148	148	177	—	—
Past due loans still accruing (90 days or more):
Commercial	33	—	322	358	79
Commercial real estate	138	—	236	279	—
Residential real estate	1	35	66	—	—
Consumer	286	189	438	473	493
Covered loans (1)	—	14	15	2,338	—

Total past due loans	458	238	1,077	3,448	572
Other real estate owned	7,241	7,562	11,179	7,119	5,591
Other real estate owned, covered (1)	9,121	13,670	26,137	30,443	—

Total under-performing assets	$170,535	$165,656	$302,643	$340,543	$77,108

Classified loans (includes nonaccrual, renegotiated, past due 90 days and other problem loans)	$233,486	$159,783	$233,445	$204,120	$174,341
Classified loans, covered (1)	17,413	35,500	121,977	200,221	—
Other classified assets (3)	26,479	43,861	59,202	106,880	105,572
Criticized loans	194,809	135,401	113,264	80,148	84,017
Criticized loans, covered (1)	4,525	8,421	9,344	23,034	—

Total criticized and classified assets	$476,712	$382,966	$537,232	$614,403	$363,930

Asset Quality Ratios including covered assets:
Non-performing loans/total loans (4) (5)	2.43%	2.84%	5.08%	6.28%	1.90%
Under-performing assets/total loans and foreclosed properties (4)	2.69	3.25	5.78	7.09	2.06
Under-performing assets/total assets	1.46	1.73	3.17	3.96	1.06
Allowance for loan losses/under-performing assets (6)	28.06	28.46	18.09	17.05	93.78
Allowance for loan losses/nonaccrual loans (2)	33.97	36.71	21.53	19.47	101.92
Asset Quality Ratios excluding covered assets:
Non-performing loans/total loans (4) (5)	2.24	2.31	3.31	2.82	1.90
Under-performing assets/total loans and foreclosed properties (4)	2.37	2.46	3.55	3.01	2.06
Under-performing assets/total assets	1.25	1.25	1.80	1.45	1.06
Allowance for loan losses/under-performing assets (6)	30.31	34.78	28.55	45.74	93.78
Allowance for loan losses/nonaccrual loans (2)	35.23	43.19	32.61	49.53	101.92

(1)	The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans and other real estate owned. At December 31, 2014, we expect 80% of any losses incurred on these covered assets to be reimbursed to Old National by the FDIC.
(2)	Includes approximately $41.2 million, $38.3 million and $156.8 million for 2014, 2013 and 2012, respectively, of purchased credit impaired loans that are categorized as nonaccrual because the collection of principal or interest is doubtful. These loans are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.
(3)	Includes 3 pooled trust preferred securities, 4 corporate securities and 1 insurance policy at December 31, 2014.
(4)	Loans exclude loans held for sale and leases held for sale.
(5)	Non-performing loans include nonaccrual and renegotiated loans.
(6)	Because the acquired loans were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date.

Under-performing assets totaled $170.5 million at December 31, 2014, compared to $165.7 million at December 31, 2013. Under-performing assets as a percent of total loans and other real estate owned at December 31, 2014 was 2.69%, a 56 basis point improvement from 3.25% at December 31, 2013. At December 31, 2014, under-performing assets related to covered assets acquired in the Integra Bank acquisition were approximately $24.4 million, which included $15.1 million of nonaccrual loans, $0.1 million of renegotiated loans and $9.1 million of other real estate owned. The nonaccrual loans are categorized in this manner because the collection of principal or interest is doubtful. However, they are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

Nonaccrual loans increased $12.4 million from December 31, 2013 to December 31, 2014 primarily due to increases in nonaccrual commercial and commercial real estate loans, partially offset by a decrease in our acquired covered nonaccrual loans. Nonaccrual loans, however, have remained at elevated levels since the acquisition of Monroe Bancorp and the FDIC-assisted acquisition of Integra in 2011. In addition, nonaccrual loans at December 31, 2014 include $12.5 million of loans related to the Tower acquisition in April 2014, $23.5 million of loans related to the United acquisition in July 2014, and $15.8 million of loans related to the LSB acquisition in November 2014. Because the acquired loans were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date. The ratio of non-performing loans to total loans at December 31, 2014 was 2.43%, a 41 basis point improvement from 2.84% at December 31, 2013. As a percent of nonaccrual loans (excluding covered loans), the allowance for loan losses was 35.23% at December 31, 2014, compared to 43.19% at December 31, 2013. Included in nonaccrual loans at December 31, 2014, December 31, 2013 and December 31, 2012 were $41.2 million, $38.3 million and $156.8 million, respectively, of purchased credit impaired loans that were included in the nonaccrual category because the collection of principal or interest is doubtful. However, they are accounted for under FASB ASC 310-30 and accordingly treated as performing assets. We would expect our nonaccrual loans to remain at elevated levels until management can work through and resolve these purchased credit impaired loans.

Interest income of approximately $5.7 million and $5.9 million would have been recorded on nonaccrual and renegotiated loans outstanding at December 31, 2014 and 2013, respectively, if such loans had been accruing interest throughout the year in accordance with their original terms. Excluding purchased credit impaired loans accounted for under ASC 310-30, the amount of interest income actually recorded on nonaccrual and renegotiated loans was $1.6 million in 2014 and 2013. We had $22.1 million of renegotiated loans which are included in nonaccrual loans at December 31, 2014, compared to $33.1 million at December 31, 2013.

Total criticized and classified assets increased $93.7 million from December 31, 2013 to December 31, 2014. Included in criticized and classified assets at December 31, 2014, is $35.1 million related to the acquisition of Tower, $69.0 million related to the acquisition of United and $39.9 million related to the acquisition of LSB. Other classified assets include $26.5 million and $43.9 million of investment securities that fell below investment grade rating at December 31, 2014 and December 31, 2013, respectively.

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

If we are unable to resolve a nonperforming loan issue, the credit will be charged off when it is apparent there will be a loss. For large commercial type loans, each relationship is individually analyzed for evidence of apparent loss based on quantitative benchmarks or subjectively based upon certain events or particular circumstances. It is our policy to charge off small commercial loans scored through our small business credit center with contractual balances under $250,000 that have been placed on nonaccrual status or became 90 days or more delinquent, without regard to the collateral position. For residential and consumer loans, a charge off is recorded at the time foreclosure is initiated or when the loan becomes 120 to 180 days past due, whichever is earlier.

For commercial TDRs, an allocated reserve is established within the allowance for loan losses for the difference between the carrying value of the loan and its computed value. To determine the value of the loan, one of the following methods is selected: (1) the present value of expected cash flows discounted at the loan’s original effective interest rate, (2) the loan’s observable market price, or (3) the fair value of the collateral value, if the loan is collateral dependent. The allocated reserve is established as the difference between the carrying value of the loan and the collectable value. If there are significant changes in the amount or timing of the loan’s expected future cash flows, impairment is recalculated and the valuation allowance is adjusted accordingly.

When a consumer or residential loan is identified as a troubled debt restructuring, the loan is written down to its collateral value less selling costs.

At December 31, 2014, our TDRs consisted of $15.2 million of commercial loans, $15.2 million of commercial real estate loans, $2.5 million of consumer loans and $2.1 million of residential loans, totaling $35.0 million. Approximately $22.1 million of the TDRs at December 31, 2014 were included with nonaccrual loans. At December 31, 2013, our TDRs consisted of $22.5 million of commercial loans, $22.6 million of commercial real estate loans, $1.4 million of consumer loans and $2.4 million of residential loans, totaling $48.9 million. Approximately $33.1 million of the TDRs at December 31, 2013 were included with nonaccrual loans.

As of December 31, 2014 and 2013, Old National has allocated $2.8 million and $4.1 million of specific reserves to customers whose loan terms have been modified in TDRs, respectively. As of December 31, 2014, Old National had committed to lend an additional $1.1 million to customers with outstanding loans that are classified as TDRs.

The terms of certain other loans were modified during the year ended December 31, 2014 that did not meet the definition of a TDR. It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have extended the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification. The evaluation is performed under our internal underwriting policy. We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral or a bona fide guarantee. We also consider whether the modification was insignificant relative to the other terms of the agreement or if the delay in a payment was 90 days or less.

Purchased credit impaired (“PCI”) loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition. If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually. If the purchased credit impaired loan is being accounted for as part of a pool, it will not be removed from the pool. As of December 31, 2014, it has not been necessary to remove any loans from PCI accounting.

In general, once a modified loan is considered a TDR, the loan will always be considered a TDR, and therefore impaired, until it is paid in full, otherwise settled, sold or charged off. However, recent guidance also permits for loans to be removed from TDR status under these circumstances: (1) at the time of the subsequent restructuring, the borrower is not experiencing financial difficulties, and this is documented by a current credit evaluation at the time of the restructuring, (2) under the terms of the subsequent restructuring agreement, the institution has granted no concession to the borrower; and (3) the subsequent restructuring agreement includes market terms that are no less favorable than those that would be offered for a comparable new loan. For loans subsequently restructured that have cumulative principal forgiveness, the loan should continue to be measured in accordance with ASC 310-10, “Receivables – Overall”. However, consistent with ASC 310-40-50-2, “Troubled Debt Restructurings by Creditors, Creditor Disclosure of Troubled Debt Restructurings,” the loan would not be required to be reported in the years following the restructuring if the subsequent restructuring meets both of these criteria: (1) has an interest rate at the time of the subsequent restructuring that is not less than a market interest rate; and (2) is performing in compliance with its modified terms after the subsequent restructuring.

To provide for the risk of loss inherent in extending credit, we maintain an allowance for loan losses. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses incurred in the consolidated loan portfolio. Management’s evaluation of the adequacy of the allowance is an estimate based on reviews of individual loans, pools of homogeneous loans, assessments of the impact of current and anticipated economic conditions on the portfolio and historical loss experience.

The activity in our allowance for loan losses is as follows:

ALLOWANCE FOR LOAN LOSSES

(dollars in thousands)	2014	2013	2012	2011	2010
Balance, January 1	$47,145	$54,763	$58,060	$72,309	$69,548
Loans charged-off:
Commercial	3,396	3,810	7,636	10,300	11,967
Commercial real estate	2,352	5,427	4,386	12,319	10,196
Residential real estate	793	1,487	2,204	1,945	2,296
Consumer credit	4,675	6,279	8,094	10,335	16,848

Total charge-offs	11,216	17,003	22,320	34,899	41,307

Recoveries on charged-off loans:
Commercial	2,986	4,098	5,166	4,330	5,060
Commercial real estate	2,576	2,963	5,104	2,302	2,041
Residential real estate	205	310	464	319	172
Consumer credit	3,056	4,333	3,259	6,226	6,014

Total recoveries	8,823	11,704	13,993	13,177	13,287

Net charge-offs	2,393	5,299	8,327	21,722	28,020
Provision charged to expense	3,097	(2,319)	5,030	7,473	30,781

Balance, December 31	$47,849	$47,145	$54,763	$58,060	$72,309

Average loans for the year (1)	$5,703,294	$5,135,139	$4,857,522	$4,440,467	$3,722,861

Asset Quality Ratios:
Allowance/year-end loans (1)	0.76%	0.93%	1.05%	1.22%	1.93%
Allowance/average loans (1)	0.84	0.92	1.13	1.31	1.94
Net charge-offs/average loans (2)	0.04	0.10	0.17	0.49	0.75

(1)	Loans exclude loans held for sale.
(2)	Net charge-offs include write-downs on loans transferred to held for sale.

The allowance for loan losses increased $0.7 million, or 1.5%, from December 31, 2013 to December 31, 2014. Net charge-offs totaled $2.4 million in 2014 and $5.3 million in 2013. There were no industry segments representing a significant share of total net charge-offs. Net charge-offs to average loans was 0.04% for 2014 compared to 0.10% for 2013. The allowance to average loans, which ranged from 0.76% to 1.93% for the last five years, was 0.76% at December 31, 2014. Over the last twelve months, charge-offs have remained low and we continue to see positive trends in credit quality. Continued loan growth in future periods could result in an increase in provision expense.

Because the acquired loans were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date. We would expect that as the fair value mark is accreted into income over future periods, a reserve will be established to absorb credit deterioration or adverse changes in expected cash flows. Through December 31, 2014, $1.3 million, $3.6 million, and $0.1 million had been reserved for these purchased credits from Monroe Bancorp, Integra Bank, and United Bancorp, respectively.

The following table provides additional details of the following components of the allowance for loan losses, including FAS 5/ASC 450 (Accounting for Contingencies), FAS 114/ASC 310-40 (Accounting by Creditors for Impairment of a Loan) and SOP 03-3/ASC 310-30 (Accounting for Certain Loans or Debt Securities Acquired in a Transfer):

			Purchased Loans
	Legacy		Covered			Non-covered
(dollars in thousands)	FAS 5	FAS 114	FAS 5	FAS 114	SOP 03-3	FAS 5	FAS 114	SOP 03-3
Loan balance	$4,820,452	$40,147	$64,139	$5,412	$78,157	$1,224,263	$38,261	$47,370
Remaining purchase discount	—	—	3,783	—	32,821	67,220	13,034	31,634
Allowance, January 1, 2014	30,826	8,346	1,552	—	3,852	—	—	2,569
Charge-offs	(2,038)	(5,748)	(114)	(604)	(53)	(1,184)	(907)	(568)
Recoveries	742	5,562	29	113	79	355	1,786	157
Provision expense	4,444	624	(460)	1,932	(2,774)	829	(879)	(619)

Allowance, December 31, 2014	$33,974	$8,784	$1,007	$1,441	$1,104	$—	$—	$1,539

We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. The $4.4 million reserve for unfunded loan commitments at December 31, 2014 is classified as a liability account on the balance sheet. The reserve for unfunded loan commitments was $2.7 million at December 31, 2013. The reserve for unfunded loan commitments increased primarily due to the acquisitions of Tower, United and LSB.

The following table details the allowance for loan losses by loan category and the percent of loans in each category compared to total loans at December 31.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY CATEGORY OF LOANS
AND THE PERCENTAGE OF LOANS BY CATEGORY TO TOTAL LOANS
	2014		2013		2012		2011		2010
(dollars in thousands)	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial	$17,401	25.8%	$15,013	27.0%	$14,642	25.7%	$19,959	25.5%	$26,204	32.3%
Commercial real estate	17,348	27.1	19,031	22.8	26,391	24.2	26,862	22.4	32,654	25.2
Residential real estate	2,962	24.1	3,123	26.8	3,677	25.5	3,516	20.9	2,309	17.8
Consumer credit	6,586	20.7	4,574	19.1	4,337	17.4	6,780	18.1	11,142	24.7
Covered loans	3,552	2.3	5,404	4.3	5,716	7.2	943	13.1	—	—

Total	$47,849	100.0%	$47,145	100.0%	$54,763	100.0%	$58,060	100.0%	$72,309	100.0%

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

A key element in our ongoing process is to measure and monitor interest rate risk using a model to quantify the impact of changing interest rates on the Company. The model quantifies the effects of various possible interest rate scenarios on projected net interest income. The model measures the impact on net interest income relative to a base case scenario. The base case scenario assumes that the balance sheet and interest rates are held at current levels. The model shows our projected net interest income sensitivity based on interest rate changes only and does not consider other forecast assumptions.

The following table illustrates our projected net interest income sensitivity over a two year cumulative horizon based on the asset/liability model as of December 31, 2014:

	Immediate Rate Decrease -50 Basis Points		Immediate Rate Increase
(dollars in thousands)		Base	+100 Basis Points	+200 Basis Points	+300 Basis Points
December 31, 2014
Projected interest income:
Money market, other interest earning investments and investment securities	$183,469	$195,771	$213,496	$227,981	$240,635
Loans	462,079	481,643	545,017	608,041	669,944

Total interest income	645,548	677,414	758,513	836,022	910,579

Projected interest expense:
Deposits	19,551	29,629	77,477	125,326	173,174
Borrowings	38,049	41,105	56,764	72,422	88,080

Total interest expense	57,600	70,734	134,241	197,748	261,254

Net interest income	$587,948	$606,680	$624,272	$638,274	$649,325

Change from base	$(18,732)		$17,592	$31,594	$42,645
% change from base	-3.09%		2.90%	5.21%	7.03%

At December 31, 2013, our two year cumulative horizon modeling results indicated a -0.22%, -3.34%, and -6.86% change in net interest income from base case for the +100 basis points, +200 basis points, and +300 basis points scenarios, respectively. As a result of the already low interest rate environment, we did not include a falling interest rate scenario in 2013. Our asset sensitivity improved year over year primarily as a result of changes in our balance sheet and the shortened duration of our securities portfolio. Also contributing to the improvement was the issuance of $175 million of fixed rate debt, approximately $120 million of variable-rate mortgage loans acquired from United Bancorp, and our use of derivative instruments including certain cash flow hedges on variable-rate debt with a notional amount of $525 million at December 31, 2014.

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

Because models are driven by expected behavior in various interest rate scenarios and many factors besides market interest rates affect our net interest income, we recognize that model outputs are not guarantees of actual results. For this reason, we model many different combinations of interest rates and balance sheet assumptions to understand its overall sensitivity to market interest rate changes, including shocks, yield curve flattening, yield curve steepening as well as forecasts of likely interest rate scenarios. Old National currently expects that short-term rates will increase incrementally beginning sometime in 2015 while long-term rates will flatten somewhat. Using these rate assumptions, our models indicate that net interest income will increase approximately 0.32% over the next twelve months from the December 31, 2014 base. As of December 31, 2014, our projected net interest income sensitivity based on the asset/liability models we utilize was within the limits of the Company’s interest rate risk policy for the scenarios tested.

We use derivatives, primarily interest rate swaps, as one method to manage interest rate risk in the ordinary course of business. We also provide derivatives to our commercial customers in connection with managing interest rate risk. Our derivatives had an estimated fair value loss of $5.3 million at December 31, 2014, compared to an estimated fair value gain of $2.4 million at December 31, 2013. See Note 20 to the consolidated financial statements for further discussion of derivative financial instruments.

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

A time deposit maturity schedule for Old National Bank is shown in the following table for December 31, 2014.

TIME DEPOSIT MATURITY SCHEDULE DECEMBER 31, 2014
(dollars in thousands)
Maturity Bucket	Amount	Rate
2015	$601,243	0.76%
2016	257,087	2.02
2017	98,146	0.81
2018	59,874	1.19
2019	46,822	1.51
2020 and beyond	25,846	1.59

Total	$1,089,018	1.13%

Our ability to acquire funding at competitive prices is influenced by rating agencies’ views of our credit quality, liquidity, capital and earnings. All of the rating agencies place us in an investment grade that indicates a low risk of default. For both Old National and Old National Bank:

•	Moody’s Investor Service assigned a Long Term Rating of A3 to Old National Bancorp’s senior debt issuance on August 12, 2014.

•	Moody’s Investor Service affirmed Old National Bank’s Long Term Rating at A2 with a stable outlook and stable Short Term ratings of P-1 on July 31, 2014.

•	Dominion Bond Rating Services (“DBRS”) confirmed our ratings (A, R-1) and stable outlook on November 11, 2013. Subsequent to the confirmation, DBRS withdrew the ratings at its own discretion.

The senior debt ratings of Old National and Old National Bank at December 31, 2014, are shown in the following table.

SENIOR DEBT RATINGS
Moody’s Investor Service
	Long- term	Short- term
Old National Bancorp	A3	N/A
Old National Bank	A2	P-1

N/A = not applicable

Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well. As of December 31, 2014, Old National Bancorp and its subsidiaries had the following availability of liquid funds and borrowings.

(dollars in thousands)	Parent Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$168,467	$71,496
Unencumbered government-issued debt securities	—	1,003,956
Unencumbered investment grade municipal securities	—	298,510
Unencumbered corporate securities	—	92,226
Availability of borrowings:
Amount available from Federal Reserve discount window*	—	429,229
Amount available from Federal Home Loan Bank Indianapolis*	—	573,346

Total available funds	$168,467	$2,468,763

*	Based on collateral pledged

The Parent Company (Old National Bancorp) has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. The Parent Company can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit and through the issuance of debt securities. Additionally, the Parent Company has a shelf registration in place with the Securities and Exchange Commission permitting ready access to the public debt and equity markets. At December 31, 2014, the Parent Company’s other borrowings outstanding were $215.1 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.584 billion and standby letters of credit of $65.3 million at December 31, 2014. At December 31, 2014, approximately $1.487 billion of the loan commitments had fixed rates and $97.1 million had floating rates, with the floating interest rates ranging from 0% to 21%. At December 31, 2013, loan commitments were $1.271 billion and standby letters of credit were $62.0 million. The term of these off-balance sheet arrangements is typically one year or less.

Old National entered into a risk participation in an interest rate swap during the second quarter of 2007, which had a notional amount of $7.6 million at December 31, 2014. Old National entered into an additional risk participation in an interest rate swap during the third quarter of 2014, which had a notional amount of $13.5 million at December 31, 2014.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENT LIABILITIES

The following table presents our significant fixed and determinable contractual obligations and significant commitments at December 31, 2014. Further discussion of each obligation or commitment is included in the referenced note to the consolidated financial statements.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENT LIABILITIES
		Payments Due In
(dollars in thousands)	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without stated maturity		$7,401,646	$—	$—	$—	$7,401,646
IRAs, consumer and brokered certificates of deposit	11	601,243	355,233	106,696	25,846	1,089,018
Short-term borrowings	12	551,309	—	—	—	551,309
Other borrowings	13	200,063	163,285	198,823	357,931	920,102
Fixed interest payments (1)		14,216	11,911	7,248	20,753	54,128
Operating leases	21	32,338	61,768	56,786	229,452	380,344
Other long-term liabilities (2)		700	—	—	—	700

(1)	Our senior notes, subordinated notes, certain trust preferred securities and certain Federal Home Loan Bank advances have fixed rates ranging from 0.19% to 6.76%. All of our other long-term debt is at LIBOR based variable rates at December 31, 2014. The projected variable interest assumes no increase in LIBOR rates from December 31, 2014.
(2)	Amount expected to be contributed to the pension plans in 2015. Amounts for 2016 and beyond are unknown at this time.

We rent certain premises and equipment under operating leases. See Note 21 to the consolidated financial statements for additional information on long-term lease arrangements.

We are party to various derivative contracts as a means to manage the balance sheet and our related exposure to changes in interest rates, to manage our residential real estate loan origination and sale activity, and to provide derivative contracts to our clients. Since the derivative liabilities recorded on the balance sheet change frequently and do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above. Further discussion of derivative instruments is included in Note 20 to the consolidated financial statements.

In the normal course of business, various legal actions and proceedings are pending against us and our affiliates which are incidental to the business in which they are engaged. Further discussion of contingent liabilities is included in Note 21 to the consolidated financial statements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are described in Note 1 to the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2014. Certain accounting policies require management to use significant judgment and estimates, which can have a material impact on the carrying value of certain assets and liabilities. We consider these policies to be critical accounting policies. The judgment and assumptions made are based upon historical experience or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgment and assumptions, actual results could differ from estimates, which could have a material effect on our financial condition and results of operations.

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

•	Judgments and Uncertainties. These cash flow evaluations are inherently subjective as they require management to make estimates about expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change.

•	Effect if Actual Results Differ From Assumptions. Changes in these factors, as well as changing economic conditions will likely impact the carrying value of these acquired loans as well as the carrying value of any associated indemnification assets, as the FDIC will reimburse us for losses incurred on certain acquired loans, but the shared-loss agreements will not fully offset the financial effects of such a situation.

FDIC Indemnification Asset

•	Description. The FDIC Indemnification Asset results from the loss share agreement associated with our FDIC-assisted acquisition of Integra in 2011. This asset is measured separately from the related covered assets (loans and OREO) as it is not contractually embedded in those assets and is not transferable should we choose to dispose of the covered assets. The FDIC indemnification asset represents the discounted amount of estimated reimbursable losses from the FDIC for losses on covered assets. Pursuant to the terms of the loss sharing agreements, covered assets are subject to stated loss thresholds whereby the FDIC will reimburse Old National for 80% of losses up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0%, and 80% of losses in excess of $467.2 million. The loss sharing agreements provide for five years of coverage on non-single family loans and ten years of coverage on single family loans. Recoveries associated with non-single family loans are shared with the FDIC for three years beyond the loss share coverage period. The FDIC indemnification asset was recorded at its estimated fair value at the time of the FDIC-assisted transaction. The fair value was estimated using the projected cash flows related to the loss sharing agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. These cash flows are discounted to reflect the uncertainty of the timing of the loss sharing reimbursement from the FDIC.

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

Management’s analysis of probable losses in the portfolio at December 31, 2014, resulted in a range for allowance for loan losses of $13.5 million. The range pertains to general (FASB ASC 310, Receivables/SFAS 5) reserves for both retail and performing commercial loans. Specific (FASB ASC 310, Receivables/SFAS 114) reserves do not have a range of probable loss. Due to the risks and uncertainty associated with the economy, our projection of FAS 5 loss rates inherent in the portfolio, and our selection of representative historical periods, we establish a range of probable outcomes (a high-end estimate and a low-end estimate) and evaluate our position within this range. The potential effect to net income based on our position in the range relative to the high and low endpoints is a decrease of $1.5 million and an increase of $7.3 million, respectively, after taking into account the tax effects. These sensitivities are hypothetical and are not intended to represent actual results.

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

The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” of this Form 10-K is incorporated herein by reference in response to this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL REPORTING

Management is responsible for the preparation of the financial statements and related financial information appearing in this annual report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States and include some amounts which are estimates based upon currently available information and management’s judgment of current conditions and circumstances. Financial information throughout this annual report on Form 10-K is consistent with that in the financial statements. Management maintains a system of internal accounting controls which is believed to provide, in all material respects, reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are properly authorized and recorded, and the financial records are reliable for preparing financial statements and maintaining accountability for assets. In addition, Old National has a Code of Business Conduct and Ethics, a Senior Financial and Executive Officer Code of Ethics and Corporate Governance Guidelines that outline high levels of ethical business standards. Old National has also appointed a Chief Ethics Officer and had a third party perform an independent validation of our ethics program. All systems of internal accounting controls are based on management’s judgment that the cost of controls should not exceed the benefits to be achieved and that no system can provide absolute assurance that control objectives are achieved. Management believes Old National’s system provides the appropriate balance between cost of controls and the related benefits.

In order to monitor compliance with this system of controls, Old National maintains an extensive internal audit program. Internal audit reports are issued to appropriate officers and significant audit exceptions, if any, are reviewed with management and the Audit Committee.

The Board of Directors, through an Audit Committee comprised solely of independent outside directors, oversees management’s discharge of its financial reporting responsibilities. The Audit Committee meets regularly with Old National’s independent registered public accounting firm, Crowe Horwath LLP, and the managers of financial reporting, internal audit and loan review. During these meetings, the committee meets privately with the independent registered public accounting firm as well as with financial reporting and internal audit personnel to review accounting, auditing, and financial reporting matters. The appointment of the independent registered public accounting firm is made by the Audit Committee.

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

Old National’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. As permitted, the Company has excluded the operations of LSB Financial Corp. acquired during 2014, which is described in Note 2 to the consolidated financial statements. The assets acquired in this acquisition and excluded from management’s assessment on internal control over financial reporting comprised approximately 3.1% of total consolidated assets at December 31, 2014. Based on that assessment Old National has concluded that, as of

December 31, 2014, the Company’s internal control over financial reporting is effective. Old National’s independent registered public accounting firm has audited the effectiveness of Old National’s internal control over financial reporting as of December 31, 2014 as stated in their report which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Crowe Horwath LLP Independent Member Crowe Horwath International

Board of Directors and Shareholders

Old National Bancorp

Evansville, Indiana

We have audited the accompanying consolidated balance sheets of Old National Bancorp as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited Old National Bancorp’s internal control over financial reporting as of December 31, 2014, based on criteria established in 2013 in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Old National Bancorp’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audits.

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

As permitted, the Company has excluded the operations of LSB Financial Corp. acquired during 2014, which is described in Note 2 to the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has been excluded from the scope of our audit of internal control over financial reporting.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Old National Bancorp as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Old National Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in 2013 in Internal Control – Integrated Framework issued by the COSO.

            Crowe Horwath LLP

Indianapolis, Indiana

February 25, 2015

OLD NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars and shares in thousands, except per share data)	2014	2013
Assets
Cash and due from banks	$207,871	$190,606
Money market and other interest-earning investments	32,092	16,117

Total cash and cash equivalents	239,963	206,723
Trading securities – at fair value	3,881	3,566
Securities – available-for-sale, at fair value	2,657,672	2,372,201
Securities – held-to-maturity, at amortized cost (fair value $903,935 and $780,758, respectively)	844,054	762,734
Federal Home Loan Bank stock, at cost	41,334	40,584
Loans held for sale, at fair value	213,490	7,705
Loans, net of unearned income	6,170,493	4,865,132
Covered loans, net of discount	147,708	217,832

Total loans	6,318,201	5,082,964
Allowance for loan losses	(44,297)	(41,741)
Allowance for loan losses – covered loans	(3,552)	(5,404)

Net loans	6,270,352	5,035,819

FDIC indemnification asset	20,603	88,513
Premises and equipment, net	135,892	108,306
Accrued interest receivable	60,966	50,205
Goodwill	530,845	352,729
Other intangible assets	38,694	25,957
Company-owned life insurance	325,617	275,121
Assets held for sale	9,127	9,056
Other real estate owned and repossessed personal property	7,241	7,562
Other real estate owned – covered	9,121	13,670
Other assets	238,699	221,293

Total assets	$11,647,551	$9,581,744

Liabilities
Deposits:
Noninterest-bearing demand	$2,427,748	$2,026,490
Interest-bearing:
NOW	2,176,879	1,775,938
Savings	2,222,557	1,941,652
Money market	574,462	448,848
Time	1,089,018	1,017,975

Total deposits	8,490,664	7,210,903

Short-term borrowings	551,309	462,332
Other borrowings	920,102	556,388
Accrued expenses and other liabilities	219,712	189,481

Total liabilities	10,181,787	8,419,104

Commitments and contingencies (Note 21)
Shareholders’ Equity
Preferred stock, series A, 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $1.00 per share stated value, 150,000 shares authorized, 116,847 and 99,859 shares issued and outstanding, respectively	116,847	99,859
Capital surplus	1,118,292	900,254
Retained earnings	262,180	206,993
Accumulated other comprehensive income (loss), net of tax	(31,555)	(44,466)

Total shareholders’ equity	1,465,764	1,162,640

Total liabilities and shareholders’ equity	$11,647,551	$9,581,744

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(dollars and shares in thousands, except per share data)	2014	2013	2012
Interest Income
Loans including fees:
Taxable	$296,141	$252,499	$257,176
Nontaxable	10,207	9,411	8,858
Investment securities:
Taxable	60,903	60,371	62,889
Nontaxable	22,436	19,491	15,722
Money market and other interest-earning investments	42	38	54

Total interest income	389,729	341,810	344,699

Interest Expense
Deposits	13,326	18,124	27,042
Short-term borrowings	310	641	539
Other borrowings	9,723	5,621	8,361

Total interest expense	23,359	24,386	35,942

Net interest income	366,370	317,424	308,757
Provision for loan losses	3,097	(2,319)	5,030

Net interest income after provision for loan losses	363,273	319,743	303,727

Noninterest Income
Wealth management fees	28,737	23,493	21,549
Service charges on deposit accounts	47,433	49,562	51,483
Debit card and ATM fees	25,835	25,019	24,006
Mortgage banking revenue	6,017	4,420	3,742
Insurance premiums and commissions	41,466	38,483	37,103
Investment product fees	17,136	16,018	12,714
Company-owned life insurance	6,924	7,454	6,452
Net securities gains	9,830	4,341	15,052
Total other-than-temporary impairment losses	(100)	(1,000)	(1,414)
Loss recognized in other comprehensive income	—	—	—

Impairment losses recognized in earnings	(100)	(1,000)	(1,414)
Gain on derivatives	363	176	820
Recognition of deferred gain on sale leaseback transactions	6,094	6,476	6,423
Gain on branch divestitures – deposit premium	—	2,894	—
Change in FDIC indemnification asset	(43,162)	(9,288)	(3,375)
Other income	18,556	16,710	15,261

Total noninterest income	165,129	184,758	189,816

Noninterest Expense
Salaries and employee benefits	219,301	202,435	193,874
Occupancy	49,099	48,360	50,929
Equipment	12,453	11,879	11,744
Marketing	9,591	7,212	7,451
Data processing	25,382	21,608	22,014
Communication	10,476	10,521	10,939
Professional fees	16,390	11,948	12,030
Loan expense	6,107	6,972	7,037
Supplies	2,958	2,361	2,719
FDIC assessment	6,261	5,097	5,991
Other real estate owned expense	3,101	4,129	17,136
Amortization of intangibles	9,120	8,162	7,941
Other expense	16,199	21,300	15,953

Total noninterest expense	386,438	361,984	365,758

Income before income taxes	141,964	142,517	127,785
Income tax expense	38,297	41,597	36,110

Net income	$103,667	$100,920	$91,675

Net income per common share:
Basic earnings per share	$0.96	$1.00	$0.95
Diluted earnings per share	0.95	1.00	0.95

Weighted average number of common shares outstanding:
Basic	107,818	100,712	96,440
Diluted	108,365	101,198	96,833

Dividends per common share	$0.44	$0.40	$0.36

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(dollars in thousands)	2014	2013	2012
Net income	$103,667	$100,920	$91,675
Other comprehensive income
Change in securities available-for-sale:
Unrealized holding gains (losses) for the period	42,515	(125,761)	37,178
Reclassification for securities transferred to held-to-maturity	—	31,005	—
Reclassification adjustment for securities gains realized in income	(9,830)	(4,341)	(15,052)
Other-than-temporary-impairment on available-for-sale debt securities associated with credit loss realized in income	100	1,000	1,414
Income tax effect	(12,425)	37,935	(9,098)

Unrealized gains (losses) on available-for-sale securities	20,360	(60,162)	14,442

Change in securities held-to-maturity:
Adjustment for securities transferred to available-for-sale	—	—	(1,588)
Adjustment for securities transferred from available-for-sale	—	(31,005)	—
Amortization of fair value for securities held-to-maturity previously recognized into accumulated other comprehensive income	1,437	225	(870)
Income tax effect	(446)	10,744	982

Changes from securities held-to-maturity	991	(20,036)	(1,476)
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	(9,514)	(306)	—
Reclassification adjustment for (gains) losses realized in net income	248	—	(240)
Income tax effect	3,521	116	95

Changes from cash flow hedges	(5,745)	(190)	(145)
Defined benefit pension plans:
Net actuarial (gain) loss recognized in income	(6,266)	6,901	(1,903)
Amortization of net (gain) loss and settlement cost recognized in income	1,933	3,436	5,197
Income tax effect	1,638	(4,216)	(1,318)

Changes from defined benefit pension plans	(2,695)	6,121	1,976

Other comprehensive income (loss), net of tax	12,911	(74,267)	14,797

Comprehensive income	$116,578	$26,653	$106,472

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars and shares in thousands)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2012	$94,654	$834,033	$89,865	$15,004	$1,033,556
Net income	—	—	91,675	—	91,675
Other comprehensive income (loss)	—	—	—	14,797	14,797
Acquisition – Indiana Community Bancorp	6,626	81,871	—	—	88,497
Dividends – common stock	—	—	(34,657)	—	(34,657)
Common stock issued	21	233	—	—	254
Common stock repurchased	(326)	(3,664)	—	—	(3,990)
Stock based compensation expense	—	3,317	—	—	3,317
Stock activity under incentive comp plans	204	1,128	(216)	—	1,116

Balance, December 31, 2012	101,179	916,918	146,667	29,801	1,194,565
Net income	—	—	100,920	—	100,920
Other comprehensive income (loss)	—	—	—	(74,267)	(74,267)
Dividends – common stock	—	—	(40,278)	—	(40,278)
Common stock issued	22	268	—	—	290
Common stock repurchased	(1,728)	(22,564)	—	—	(24,292)
Stock based compensation expense	—	3,958	—	—	3,958
Stock activity under incentive comp plans	386	1,674	(316)	—	1,744

Balance, December 31, 2013	99,859	900,254	206,993	(44,466)	1,162,640
Net income	—	—	103,667	—	103,667
Other comprehensive income (loss)	—	—	—	12,911	12,911
Acquisition – Tower Financial	5,626	73,101	—	—	78,727
Acquisition – United Bancorp	9,117	114,689	—	—	123,806
Acquisition – LSB Financial	3,557	48,201	—	—	51,758
Dividends – common stock	—	—	(48,181)	—	(48,181)
Common stock issued	24	302	—	—	326
Common stock repurchased	(1,886)	(23,944)	—	—	(25,830)
Stock based compensation expense	—	4,162	—	—	4,162
Stock activity under incentive comp plans	550	1,527	(299)	—	1,778

Balance, December 31, 2014	$116,847	$1,118,292	$262,180	$(31,555)	$1,465,764

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2014	2013	2012
Cash Flows From Operating Activities
Net income	$103,667	$100,920	$91,675

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	12,366	11,227	11,306
Amortization and impairment of other intangible assets	9,120	8,162	7,941
Net premium amortization on investment securities	15,430	16,573	13,816
Decrease in FDIC indemnification asset	43,162	9,288	3,375
Stock compensation expense	4,162	3,958	3,317
Provision for loan losses	3,097	(2,319)	5,030
Net securities gains	(9,830)	(4,341)	(15,052)
Impairment on available-for-sale securities	100	1,000	1,414
Recognition of deferred gain on sale leaseback transactions	(6,094)	(6,476)	(6,423)
Gain on derivatives	(363)	(176)	(820)
Gain on branch divestitures	—	(2,894)	—
Net gains on sales and write-downs of loans and other assets	(3,546)	(3,331)	(1,547)
Loss on retirement of debt	—	993	1,949
Increase in cash surrender value of company-owned life insurance	(6,920)	(4,492)	(6,103)
Residential real estate loans originated for sale	(148,946)	(143,387)	(86,665)
Proceeds from sale of residential real estate loans	147,566	152,225	83,912
Increase in interest receivable	(4,731)	(3,222)	(13)
Decrease in other real estate owned	7,049	16,084	6,356
Decrease in other assets	20,039	3,896	15,452
Increase (decrease) in accrued expenses and other liabilities	14,392	11,723	(14,630)

Total adjustments	96,053	64,491	22,615

Net cash flows provided by operating activities	199,720	165,411	114,290

Cash Flows From Investing Activities
Net cash and cash equivalents of acquired banks and branches	(3,050)	530,000	78,540
Payments related to branch divestitures	—	(168,268)	—
Purchases of investment securities available-for-sale	(575,894)	(1,231,117)	(1,031,124)
Purchases of investment securities held-to-maturity	(103,299)	(31,841)	—
Proceeds from maturies, prepayments and calls of investment securities available-for-sale	468,764	632,614	591,735
Proceeds from sales of investment securities available-for-sale	214,912	231,806	227,566
Proceeds from maturies, prepayments and calls of investment securities held-to-maturity	16,189	25,208	31,507
Purchase of Federal Home Loan Bank stock	—	(2,657)	—
Proceeds from sale of Federal Home Loan Bank stock	7,507	—	—
Proceeds from sale of loans and leases	—	114,527	2,355
Reimbursement under FDIC loss share agreements	26,342	19,527	48,223
Net principal collected from (loans made to) loan customers	(196,287)	(3,622)	54,720
Proceeds from sale of premises and equipment and other assets	2,755	3,394	3,498
Purchases of premises and equipment and other assets	(20,473)	(18,617)	(18,712)

Net cash flows provided by (used in) investing activities	(162,534)	100,954	(11,692)

Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
Deposits	(304,510)	(454,837)	(117,663)
Short-term borrowings	59,659	(127,483)	164,965
Payments for maturities on other borrowings	(211,159)	(2,521)	(3,087)
Payments related to retirement of debt	—	(50,993)	(67,949)
Proceeds from issuance of other borrowings	525,000	375,000	—
Cash dividends paid on common stock	(48,181)	(40,278)	(34,657)
Common stock repurchased	(25,830)	(24,292)	(3,990)
Proceeds from exercise of stock options, including tax benefit	749	1,412	717
Common stock issued	326	290	254

Net cash flows used in financing activities	(3,946)	(323,702)	(61,410)

Net increase (decrease) in cash and cash equivalents	33,240	(57,337)	41,188
Cash and cash equivalents at beginning of period	206,723	264,060	222,872

Cash and cash equivalents at end of period	$239,963	$206,723	$264,060

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF OPERATIONS

Old National Bancorp, a financial holding company headquartered in Evansville, Indiana, operates primarily in Indiana, southeastern Illinois, western Kentucky, and southwestern Michigan. Its principal subsidiaries include Old National Bank and ONB Insurance Group, Inc. Through its bank and non-bank affiliates, Old National Bancorp provides to its clients an array of financial services including loan, deposit, wealth management, investment consulting, investment and insurance products.

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

All significant intercompany transactions and balances have been eliminated.

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

FEDERAL HOME LOAN BANK (“FHLB”) STOCK

Old National is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

LOANS HELD FOR SALE

Loans that Old National has originated with a commitment to sell are classified as loans held for sale and are recorded in accordance with FASB ASC 825-10 (SFAS No. 159) at fair value, determined individually, as of the balance sheet date. The loan’s fair value includes the servicing value of the loans as well as any accrued interest.

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

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses incurred in the consolidated loan portfolio. Management’s evaluation of the adequacy of the allowance is an estimate based on reviews of individual loans, pools of homogeneous loans, assessments of the impact of current and anticipated economic conditions on the portfolio and historical loss experience. The allowance is increased through a provision charged to operating expense. Loans deemed to be uncollectible are charged to the allowance. Recoveries of loans previously charged-off are added to the allowance.

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

It is Old National’s policy to charge off small commercial loans scored through our small business credit center with contractual balances under $250,000 that have been placed on nonaccrual status or became 90 days or more delinquent, without regard to the collateral position.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

The excess of the cost of acquired entities over the fair value of identifiable assets acquired less liabilities assumed is recorded as goodwill. In accordance with FASB ASC 350 (SFAS No. 142, Goodwill and Other Intangible Assets), amortization of goodwill and indefinite-lived assets is not recorded. However, the recoverability of goodwill and other intangible assets are annually tested for impairment. Other intangible assets, including core deposits and customer business relationships, are amortized primarily on an accelerated cash flow basis over their estimated useful lives, generally over a period of 7 to 25 years.

COMPANY-OWNED LIFE INSURANCE

Old National has purchased life insurance policies on certain key executives. Old National records company-owned life insurance at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. The amount of company-owned life insurance at December 31, 2014 and 2013 was $325.6 million and $275.1 million, respectively.

LOAN SERVICING RIGHTS

When loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gain on sales of loans. Fair value is based on market prices for comparable servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

Loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type, term and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. Changes in valuation allowances are reported with mortgage banking revenue on the income statement. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Servicing fee income, which is reported on the income statement as mortgage banking revenue, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned.

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

FORECLOSED ASSETS

Other assets include real estate properties acquired as a result of foreclosure and repossessed personal property and are initially recorded at the fair value of the property less estimated cost to sell. Any excess recorded investment over the fair value of the property received is charged to the allowance for loan losses. Any subsequent write-downs are charged to expense, as are the costs of operating the properties. The amount of foreclosed assets at December 31, 2014 and 2013 was $16.4 million and $21.2 million, respectively. Included in foreclosed assets at December 31, 2014 and 2013 is approximately $9.1 million and $13.7 million, respectively, of covered other real estate owned from the Integra acquisition (see discussion below regarding covered assets).

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

COVERED ASSETS, LOSS SHARE AGREEMENTS AND INDEMNIFICATION ASSET

On July 29, 2011, Old National acquired the banking operations of Integra in an FDIC assisted transaction. As part of the purchase and assumption agreement, Old National and the FDIC entered into loss sharing agreements (each, a “loss sharing agreement” and collectively, the “loss sharing agreements”), whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded commitments), OREO and up to 90 days of certain accrued interest on loans. The acquired loans and OREO subject to the loss sharing agreements are referred to collectively as “covered assets.” Under the terms of the loss sharing agreements, the FDIC will reimburse Old National for 80% of losses up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0% reimbursement, and 80% of losses in excess of $467.2 million. As of December 31, 2014, we do not expect losses to exceed $275.0 million. Old National will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC has previously reimbursed Old National under the loss sharing agreements. The loss sharing provisions of the agreements for commercial and single family residential mortgage loans are in effect for five and ten years, respectively, from the July 29, 2011 acquisition date and the loss recovery provisions for such loans are in effect for eight years and ten years, respectively, from the acquisition date.

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

Because the FDIC will reimburse us for losses incurred on certain acquired loans, an indemnification asset (FDIC loss share receivable) was recorded at fair value at the acquisition date. The indemnification asset is recognized at the same time as the indemnified loans, and measured on the same basis, subject to collectibility or contractual limitations. The loss share agreements on the acquisition date reflect the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties. The carrying value of the indemnification asset at December 31, 2014 and 2013 was $20.6 million and $88.5 million, respectively.

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

The following table reconciles basic and diluted net income per share for the years ended December 31.

EARNINGS PER SHARE RECONCILIATION
(dollars and shares in thousands, except per share data)	2014	2013	2012
Basic Earnings Per Share
Net income	$103,667	$100,920	$91,675
Weighted average common shares outstanding	107,818	100,712	96,440
Basic Earnings Per Share	$0.96	$1.00	$0.95

Diluted Earnings Per Share
Net income	$103,667	$100,920	$91,675
Weighted average common shares outstanding	107,818	100,712	96,440
Effect of dilutive securities:
Restricted stock (1)	488	455	379
Stock options (2)	59	31	14

Weighted average shares outstanding	108,365	101,198	96,833
Diluted Earnings Per Share	$0.95	$1.00	$0.95

(1)	0, 0 and 6 shares of restricted stock and restricted stock units were not included in the computation of net income per diluted share at December 31, 2014, 2013 and 2012 respectively, because the effect would be antidilutive.
(2)	Options to purchase 976 shares, 1,007 shares and 3,284 shares outstanding at December 31, 2014, 2013, and 2012, respectively, were not included in the computation of net income per diluted share because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

LOSS CONTINGENCIES

Loss contingencies, including claims and legal actions arising in the normal course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. See Note 21 to the consolidated financial statements for further disclosure.

STATEMENT OF CASH FLOWS DATA

For the purpose of presentation in the accompanying consolidated statement of cash flows, cash and cash equivalents are defined as cash, due from banks, federal funds sold and resell agreements, and money market investments, which have maturities less than 90 days. Cash paid for interest was $21.0 million during 2014, $25.8 million during 2013 and $38.4 million during 2012. Cash paid for income tax, net of refunds, was a payment of $18.8 million during 2014, a payment of $11.8 million during 2013 and a payment of $24.2 million during 2012, respectively. Other noncash transactions include loans transferred to loans held for sale of $197.9 million in 2014, $102.8 million in 2013 and $1.7 million in 2012; premises and equipment of $3.0 million transferred to assets held for sale in 2014; leases transferred to held for sale of $11.6 million in 2013; transfers of securities from the available-for-sale portfolio to the held-to-maturity portfolio of $357.8 million in 2013; and transfers of securities from the held-to-maturity portfolio to the available-for-sale portfolio of $46.1 million in 2012. Approximately 5.6 million shares of common stock, valued at approximately $78.7 million, were issued in the acquisition of Tower Financial Corporation on April 25, 2014. Approximately 9.1 million shares of common stock, valued at approximately $123.8 million, were issued in the acquisition of United Bancorp on July 31, 2014. Approximately 3.6 million shares of common stock, valued at approximately $51.8 million, were issued in the acquisition of LSB Financial Corp. on November 1, 2014. Approximately 6.6 million shares of common stock, valued at approximately $88.5 million, were issued in the acquisition of Indiana Community Bancorp on September 15, 2012.

IMPACT OF ACCOUNTING CHANGES

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

FASB ASC 323 – In January 2014, the FASB issued an update (ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects) impacting FASB ASC 323, Investments – Equity Method and Joint Ventures. This update permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this update became effective for interim and annual periods beginning after December 15, 2014 and did not have a material impact on the consolidated financial statements.

FASB ASC 310 – In January 2014, the FASB issued an update (ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure) impacting FASB ASC 310-40. The amendments in this update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the property in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments also require disclosure of (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amendments in this update became effective for interim and annual periods beginning after December 15, 2014 and did not have a material impact on the consolidated financial statements.

FASB ASC 205 and 360 – In April 2014, the FASB issued an update (ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity) impacting FASB ASC 205, Presentation of

Financial Statements, and FASB ASC 360, Property, Plant, and Equipment. The amendments in this update change the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. An entity will have to present, for each comparative period, the assets and liabilities of a disposal group that includes discontinued operations separately in the asset and liability sections of the statement of financial position. The amendments in this update became effective for interim and annual periods beginning after December 15, 2014 and did not have a material impact on the consolidated financial statements.

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

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the 2014 presentation. Such reclassifications had no effect on net income or shareholders’ equity and were insignificant amounts.

NOTE 2 – ACQUISITION AND DIVESTITURE ACTIVITY

Acquisitions

Bank of America

On January 9, 2013, Old National announced that it had entered into a purchase and assumption agreement to acquire 24 bank branches of Bank of America. Four of the branches are located in northern Indiana and 20 branches are located in southwest Michigan. The Company paid a deposit premium of 2.94%. The acquisition doubled Old National’s presence in the South Bend/Elkhart, Indiana area and provided a logical market extension into southwest Michigan. The premium paid for our entrance into a new market drove the goodwill recorded in this transaction. The transaction closed on July 12, 2013.

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

The acquired identifiable intangible asset is core deposit intangible and the estimated fair value is approximately $3.5 million. The core deposit intangible asset will be amortized over an estimated useful life of 7 years and is included in the “Banking” segment, as described in Note 25 of these consolidated financial statement footnotes. The goodwill recorded in the transaction will be deductible for tax purposes and is included in the “Banking” segment.

Tower Financial Corporation

On September 10, 2013, Old National announced that it had entered into an agreement to acquire Tower Financial Corporation (“Tower”) through a stock and cash merger. The acquisition contemplated by this agreement was completed effective April 25, 2014 (the “Closing Date”). Tower was an Indiana bank holding company with Tower Bank & Trust Company as its wholly-owned subsidiary. Headquartered in Fort Wayne, Indiana, Tower operated seven banking centers and had approximately $556 million in trust assets under management on the Closing Date. The merger strengthened Old National’s position as one of the largest deposit holders in Indiana and Old National believes that it will be able to achieve cost savings by integrating the two companies and combining accounting, data processing, retail and lending support, and other administrative functions after the merger, which will enable Old National to achieve economies of scale in these areas.

The total purchase price for Tower was $110.4 million, consisting of $31.7 million of cash and the issuance of 5.6 million shares of Old National Common Stock valued at $78.7 million. This acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while $5.6 million of transaction and integration costs associated with the acquisition were expensed as incurred.

As of December 31, 2014, the Company finalized its valuation of all assets and liabilities acquired, resulting in no material change to purchase accounting adjustments. A summary of the final purchase price allocation is as follows (in thousands):

Cash and cash equivalents	$56,345
Investment securities	140,567
Federal Home Loan Bank stock	2,192
Loans held for sale	474
Loans	371,054
Premises and equipment	8,516
Accrued interest receivable	2,371
Other real estate owned	473
Company-owned life insurance	21,281
Other assets	15,200
Deposits	(527,995)
Short-term borrowings	(18,898)
Other borrowings	(21,113)
Accrued expenses and other liabilities	(4,681)

Net tangible assets acquired	45,786
Definite-lived intangible assets acquired	8,382
Goodwill	56,203

Purchase price	$110,371

Of the total purchase price, $45.8 million has been allocated to net tangible assets acquired and $8.4 million has been allocated to definite-lived intangible assets acquired. The remaining purchase price has been allocated to goodwill. The goodwill will not be deductible for tax purposes and is included in the “Banking” segment, as described in Note 25 of these consolidated financial statement footnotes.

The components of the estimated fair value of the acquired identifiable intangible assets are in the table below. These intangible assets will be amortized on an accelerated basis over their estimated lives and are included in the “Banking” segment, as described in Note 25 of these consolidated financial statement footnotes.

	Estimated Fair Value (in millions)	Estimated Useful Lives (Years)
Core deposit intangible	$4.6	7
Trust customer relationship intangible	$3.8	12

Acquired loan data for Tower can be found in the table below:

(in thousands)	Fair Value of Acquired Loans at Acquisition Date	Gross Contractual Amounts Receivable at Acquisition Date	Best Estimate at Acquisition Date of Contractual Cash Flows Not Expected to be Collected
Acquired receivables subject to ASC 310-30	$12,855	$22,746	$5,826
Acquired receivables not subject to ASC 310-30	$358,199	$450,865	$42,302

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

The total purchase price for United was $157.8 million, consisting of $34.0 million of cash, the issuance of 9.1 million shares of Old National Common Stock valued at $122.0 million, and the assumption of United’s options and stock appreciation rights, valued at $1.8 million. This acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. To date, transaction and integration costs of $7.5 million associated with the acquisition have been expensed and remaining integration costs will be expensed in future quarters as incurred.

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

Cash and cash equivalents	$16,447
Investment securities	154,885
Federal Home Loan Bank stock	2,880
Loans held for sale	1,073
Loans	632,016
Premises and equipment	7,741
Accrued interest receivable	2,614
Other real estate owned	1,676
Company-owned life insurance	14,857
Other assets	16,822
Deposits	(763,681)
Short-term borrowings	(10,420)
Other borrowings	(12,515)
Accrued expenses and other liabilities	(8,337)

Net tangible assets acquired	56,058
Definite-lived intangible assets acquired	10,763
Loan servicing rights	8,983
Goodwill	81,952

Purchase price	$157,756

During the fourth quarter of 2014, adjustments were made to the purchase price allocations that affected the amounts allocated to goodwill and other assets. Prior to the end of the one year measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.

Of the total purchase price, $56.1 million has been allocated to net tangible assets acquired, $9.0 million has been allocated to loan servicing rights and $10.8 million has been allocated to definite-lived intangible assets acquired. The remaining purchase price has been allocated to goodwill. The goodwill will not be deductible for tax purposes and is included in the “Banking” segment, as described in Note 25 of these consolidated financial statement footnotes.

The components of the estimated fair value of the acquired identifiable intangible assets are in the table below. These intangible assets will be amortized on an accelerated basis over their estimated lives and are included in the “Banking” segment, as described in Note 25 of these consolidated financial statement footnotes.

	Estimated Fair Value (in millions)	Estimated Useful Lives (Years)
Core deposit intangible	$5.9	7
Trust customer relationship intangible	$4.9	12

Acquired loan data for United can be found in the table below:

(in thousands)	Fair Value of Acquired Loans at Acquisition Date	Gross Contractual Amounts Receivable at Acquisition Date	Best Estimate at Acquisition Date of Contractual Cash Flows Not Expected to be Collected
Acquired receivables subject to ASC 310-30	$8,391	$15,483	$5,487
Acquired receivables not subject to ASC 310-30	$623,625	$798,967	$89,430

LSB Financial Corp.

On June 3, 2014, Old National announced that it had entered into an agreement to acquire LSB Financial Corp. (“LSB”) through a stock and cash merger. The acquisition was completed effective November 1, 2014 (the “Closing Date”). LSB was a savings and loan holding company with Lafayette Savings Bank as its wholly-owned subsidiary. LSB was the largest bank headquartered in Lafayette, Indiana and operated five full-service banking centers. The merger strengthened Old National’s position as one of the largest deposit holders in Indiana and Old National believes that it will be able to achieve cost savings by integrating the two companies and combining accounting, data processing, retail and lending support, and other administrative functions after the merger, which will enable Old National to achieve economies of scale in these areas.

The total purchase price for LSB was $69.6 million, consisting of $17.8 million of cash, the issuance of 3.6 million shares of Old National Common Stock valued at $51.8 million. This acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. To date, transaction and integration costs of $1.8 million associated with the acquisition have been expensed and remaining integration costs will be expensed in future quarters as incurred.

Under the acquisition method of accounting, the total estimated purchase price is allocated to LSB’s net tangible and intangible assets based on their current estimated fair values on the date of acquisition. Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on assumptions that are subject to change, the purchase price for the LSB acquisition is allocated as follows (in thousands):

Cash and cash equivalents	$7,589
Investment securities	63,684
Federal Home Loan Bank stock	3,185
Loans held for sale	1,035
Loans	236,201
Premises and equipment	6,492
Accrued interest receivable	1,044
Other real estate owned	30
Company-owned life insurance	7,438
Other assets	11,182
Deposits	(292,068)
Other borrowings	(15,203)
Accrued expenses and other liabilities	(4,582)

Net tangible assets acquired	26,027
Definite-lived intangible assets acquired	2,618
Loan servicing rights	990
Goodwill	39,960

Purchase price	$69,595

Prior to the end of the one year measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.

Of the total purchase price, $26.0 million has been allocated to net tangible assets acquired, $1.0 million has been allocated to loan servicing rights and $2.6 million has been allocated to definite-lived intangible assets acquired. The remaining purchase price has been allocated to goodwill. The goodwill will not be deductible for tax purposes and is included in the “Banking” segment, as described in Note 25 of these consolidated financial statement footnotes.

The acquired identifiable intangible asset is core deposit intangible and the estimated fair value is $2.6 million. The core deposit intangible asset will be amortized over an estimated useful life of 7 years and is included in the “Banking” segment, as described in Note 25 of these consolidated financial statement footnotes.

Acquired loan data for LSB can be found in the table below:

(in thousands)	Fair Value of Acquired Loans at Acquisition Date	Gross Contractual Amounts Receivable at Acquisition Date	Best Estimate at Acquisition Date of Contractual Cash Flows Not Expected to be Collected
Acquired receivables subject to ASC 310-30	$11,986	$24,493	$9,903
Acquired receivables not subject to ASC 310-30	$224,215	$340,832	$57,884

Summary of Unaudited Pro-forma Information

The unaudited pro-forma information below for the periods ended December 31, 2014 and 2013 gives effect to the Tower, United and LSB acquisitions as if the acquisitions had occurred on January 1, 2013. Supplemental pro-forma earnings for 2014 were adjusted to exclude $14.9 million of acquisition-related costs incurred during 2014. Supplemental pro-forma earnings for 2013 were adjusted to include these charges. The pro-forma financial information is not necessarily indicative of the results of operations if the acquisitions had been effective as of this date.

(dollars in thousands)	2014	2013
Revenue (1)	$590,492	$609,261
Net income	$138,056	$145,635

(1)	Net interest income plus noninterest income.

Consolidated 2014 results included approximately $48.1 million of revenue and $10.4 million of net income attributable to the Tower, United, and LSB acquisitions.

Pending Acquisitions at December 31, 2014

On July 28, 2014, Old National announced that it had entered into an agreement to acquire Grand Rapids, Michigan-based Founders Financial Corporation (“Founders”) through a stock and cash merger. Founders is a bank holding company with Founders Bank & Trust as its wholly-owned subsidiary. Founders Bank & Trust operates four full-service banking centers in Kent County. At December 31, 2014, Founders had total assets of approximately $459.9 million and $376.1 million of deposit liabilities. Pursuant to the merger agreement, shareholders of Founders received 3.25 shares of Old National common stock and $38.00 in cash for each share of Founders common stock. Based upon the December 31, 2014, closing price of $14.88 per share of Old National common stock, the transaction was valued at approximately $91.7 million. The transaction closed on January 1, 2015 and management is still in the process of making fair value determinations.

Divestitures

During 2013, Old National sold 12 branches. Deposits at the time of the sales were approximately $178.2 million and the Company received deposit premiums of $2.9 million. Also in 2013, in an effort to provide an efficient and effective branch banking network, Old National consolidated 23 additional banking centers into existing branch locations.

Subsequent to December 31, 2014, Old National announced plans to sell its southern Illinois franchise (twelve branches), four branches in eastern Indiana and one in Ohio as part of its ongoing efficiency improvements. At December 31, 2014, $197.9 million of loans associated with these transactions were classified as held for sale. Deposits of approximately $620.0 million will also be included in the sales. In addition, the Company announced plans to consolidate or close 19 branches throughout the Old National franchise based on an ongoing assessment of our service and delivery network and on our goal to continue to move our franchise into stronger growth markets. It is currently expected that these transactions will be completed prior to September 30, 2015.

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes within each classification of accumulated other comprehensive income (loss) (“AOCI”) net of tax for the years ended December 31, 2014, 2013 and 2012:

	Changes in AOCI by Component (a)
(dollars in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Total
2014
Balance at January 1, 2014	$(21,108)	$(16,767)	$(190)	$(6,401)	$(44,466)
Other comprehensive income (loss) before reclassifications	26,391	—	(5,899)	—	20,492
Amounts reclassified from accumulated other comprehensive income (loss) (b)	(6,031)	991	154	(2,695)	(7,581)

Net current-period other comprehensive income (loss)	20,360	991	(5,745)	(2,695)	12,911

Balance at December 31, 2014	$(748)	$(15,776)	$(5,935)	$(9,096)	$(31,555)

2013
Balance at January 1, 2013	$39,054	$3,269	$—	$(12,522)	$29,801
Other comprehensive income (loss) before reclassifications	(57,958)	(20,224)	(190)	—	(78,372)
Amounts reclassified from accumulated other comprehensive income (loss) (b)	(2,204)	188	—	6,121	4,105

Net current-period other comprehensive income (loss)	(60,162)	(20,036)	(190)	6,121	(74,267)

Balance at December 31, 2013	$(21,108)	$(16,767)	$(190)	$(6,401)	$(44,466)

2012
Balance at January 1, 2012	$24,612	$4,745	$145	$(14,498)	$15,004
Other comprehensive income (loss) before reclassifications	22,808	(954)	—	—	21,854
Amounts reclassified from accumulated other comprehensive income (loss) (b)	(8,366)	(522)	(145)	1,976	(7,057)

Net current-period other comprehensive income (loss)	14,442	(1,476)	(145)	1,976	14,797

Balance at December 31, 2012	$39,054	$3,269	$—	$(12,522)	$29,801

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.
(b)	See tables below for details about reclassifications.

The following tables summarize the significant amounts reclassified out of each component of AOCI for the years ended December 31, 2014, 2013 and 2012:

Reclassifications out of Accumulated Other Comprehensive Income (Loss) Year Ended December 31, 2014 (a)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities
	$9,830	Net securities gains
	(100)	Impairment losses

	9,730	Total before tax
	(3,699)	Tax (expense) or benefit

	$6,031	Net of tax

Unrealized gains and losses on held-to-maturity securities
	$(1,437)	Interest income/(expense)
	446	Tax (expense) or benefit

	$(991)	Net of tax

Gains and losses on cash flow hedges
Interest rate contracts	$(248)	Interest income/(expense)
	94	Tax (expense) or benefit

	$(154)	Net of tax

Amortization of defined benefit pension items
Actuarial gains/(losses)	$6,266	(b)
Amortization of net actuarial losses	(1,933)	(b)
	(1,638)	Tax (expense) or benefit

	$2,695	Net of tax

Total reclassifications for the period	$7,581	Net of tax

(a)	Amounts in parentheses indicate debits to profit/loss.
(b)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost. See Note 15 for additional details on our pension plans.

Reclassifications out of Accumulated Other Comprehensive Income (Loss) Year Ended December 31, 2013 (a)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities
	$4,341	Net securities gains
	(1,000)	Impairment losses

	3,341	Total before tax
	(1,137)	Tax (expense) or benefit

	$2,204	Net of tax

Unrealized gains and losses on held-to-maturity securities
	$(225)	Interest income/(expense)
	37	Tax (expense) or benefit

	$(188)	Net of tax

Gains and losses on cash flow hedges
Interest rate contracts	$—	Interest income/(expense)
	—	Tax (expense) or benefit

	$—	Net of tax

Amortization of defined benefit pension items
Actuarial gains/(losses)	$(6,901)	(b)
Amortization of net actuarial losses	(3,436)	(b)
	4,216	Tax (expense) or benefit

	$(6,121)	Net of tax

Total reclassifications for the period	$(4,105)	Net of tax

(a)	Amounts in parentheses indicate debits to profit/loss.
(b)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost. See Note 15 for additional details on our pension plans.

Reclassifications out of Accumulated Other Comprehensive Income (Loss) Year Ended December 31, 2012
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities
	$15,052	Net securities gains
	(1,414)	Impairment losses

	13,638	Total before tax
	(5,272)	Tax (expense) or benefit

	$8,366	Net of tax

Unrealized gains and losses on held-to-maturity securities
	$870	Interest income/(expense)
	(348)	Tax (expense) or benefit

	$522	Net of tax

Gains and losses on cash flow hedges
Interest rate contracts	$240	Interest income/(expense)
	(95)	Tax (expense) or benefit

	$145	Net of tax

Amortization of defined benefit pension items
Actuarial gains/(losses)	$1,903	(b)
Amortization of net actuarial losses	(5,197)	(b)
	1,318	Tax (expense) or benefit

	$(1,976)	Net of tax

Total reclassifications for the period	$7,057	Net of tax

(a)	Amounts in parentheses indicate debits to profit/loss.
(b)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost. See Note 15 for additional details on our pension plans.

NOTE 4 – INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at December 31 and the corresponding amounts of unrealized gains and losses therein:

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
2014
Available-for-Sale
U.S. Treasury	$14,978	$196	$(8)	$15,166
U.S. government-sponsored entities and agencies	692,704	1,533	(8,286)	685,951
Mortgage-backed securities – Agency	1,233,811	18,219	(10,368)	1,241,662
States and political subdivisions	304,435	11,023	(917)	314,541
Pooled trust preferred securities	17,965	—	(11,358)	6,607
Other securities	395,076	2,338	(3,669)	393,745

Total available-for-sale securities	$2,658,969	$33,309	$(34,606)	$2,657,672

Held-to-Maturity
U.S. government-sponsored entities and agencies	$167,207	$6,279	$—	$173,486
Mortgage-backed securities – Agency	23,648	926	—	24,574
States and political subdivisions	653,199	52,753	(77)	705,875

Total held-to-maturity securities	$844,054	$59,958	$(77)	$903,935

2013
Available-for-Sale
U.S. Treasury	$12,995	$118	$—	$13,113
U.S. government-sponsored entities and agencies	456,123	464	(20,999)	435,588
Mortgage-backed securities – Agency	1,300,135	15,690	(26,567)	1,289,258
Mortgage-backed securities – Non-agency	17,036	376	—	17,412
States and political subdivisions	260,398	10,112	(1,715)	268,795
Pooled trust preferred securities	19,215	—	(11,178)	8,037
Other securities	340,381	5,140	(5,523)	339,998

Total available-for-sale securities	$2,406,283	$31,900	$(65,982)	$2,372,201

Held-to-Maturity
U.S. government-sponsored entities and agencies	$170,621	$7,749	$—	$178,370
Mortgage-backed securities – Agency	35,443	906	(1)	36,348
States and political subdivisions	556,670	10,949	(1,579)	566,040

Total held-to-maturity securities	$762,734	$19,604	$(1,580)	$780,758

Proceeds from sales or calls of available-for-sale investment securities, the resulting realized gains and realized losses, and other securities gains or losses were as follows for the years ended December 31:

(dollars in thousands)	2014	2013	2012
Proceeds from sales of available-for-sale securities	$214,912	$231,806	$227,566
Proceeds from calls of available-for-sale securities	123,141	172,465	149,409

Total	$338,053	$404,271	$376,975

Realized gains on sales of available-for-sale securities	$9,938	$4,715	$14,101
Realized gains on calls of available-for-sale securities	154	50	802
Realized losses on sales of available-for-sale securities	(128)	(865)	(9)
Realized losses on calls of available-for-sale securities	(471)	(171)	(7)
Other securities gains (1)	337	612	165

Net securities gains	$9,830	$4,341	$15,052

(1)	Other securities gains includes net realized gains or losses associated with trading securities and mutual funds.

Investment securities were pledged to secure public and other funds with a carrying value of $1.4 billion at December 31, 2014 and $1.1 billion at December 31, 2013.

Trading securities, which consist of mutual funds held in a trust associated with deferred compensation plans for former Monroe Bancorp directors and executives, are recorded at fair value and totaled $3.9 million at December 31, 2014 and $3.6 million at December 31, 2013.

At December 31, 2014, Old National had a concentration of investment securities issued by certain states and their political subdivisions with the following aggregate market values: $328.2 million by Indiana, which represented 22.4% of shareholders’ equity, and $194.0 million by Texas, which represented 13.2% of shareholders’ equity. Of the Indiana municipal bonds, 90% are rated “A” or better, and the remaining 10% generally represent non-rated local interest bonds where Old National has a market presence. All of the Texas municipal bonds are rated “AA” or better, and the majority of issues are backed by the “AAA” rated State of Texas Permanent School Fund Guarantee Program. At December 31, 2013, Old National had a concentration of investment securities issued by Indiana and its political subdivisions totaling $297.3 million, which represented 25.6% of shareholders’ equity, and $136.5 million by Texas, which represented 11.7% of shareholders’ equity.

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

	2014		Weighted Average Yield	2013		Weighted Average Yield
(dollars in thousands) Maturity	Amortized Cost	Fair Value		Amortized Cost	Fair Value
Available-for-Sale
Within one year	$39,429	$40,019	4.82%	$23,839	$23,884	3.52%
One to five years	435,460	437,972	1.88	216,236	222,293	2.79
Five to ten years	631,821	630,599	2.25	534,720	519,692	2.39
Beyond ten years	1,552,259	1,549,082	2.25	1,631,488	1,606,332	2.46

Total	$2,658,969	$2,657,672	2.23%	$2,406,283	$2,372,201	2.48%

Held-to-Maturity
Within one year	$1,508	$1,511	3.14%	$72	$73	3.46%
One to five years	25,417	26,579	3.90	15,035	15,757	4.02
Five to ten years	182,854	189,953	3.37	164,138	169,345	3.19
Beyond ten years	634,275	685,892	5.51	583,489	595,583	5.56

Total	$844,054	$903,935	4.99%	$762,734	$780,758	5.02%

The following table summarizes the investment securities with unrealized losses at December 31 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2014
Available-for-Sale
U.S. Treasury	$9,524	$(8)	$—	$—	$9,524	$(8)
U.S. government-sponsored entities and agencies	180,488	(563)	257,914	(7,723)	438,402	(8,286)
Mortgage-backed securities – Agency	31,304	(122)	386,788	(10,246)	418,092	(10,368)
States and political subdivisions	41,481	(288)	9,534	(629)	51,015	(917)
Pooled trust preferred securities	—	—	6,607	(11,358)	6,607	(11,358)
Other securities	115,973	(906)	95,344	(2,763)	211,317	(3,669)

Total available-for-sale	$378,770	$(1,887)	$756,187	$(32,719)	$1,134,957	$(34,606)

Held-to-Maturity
States and political subdivisions	$6,171	$(77)	$—	$—	$6,171	$(77)

Total held-to-maturity	$6,171	$(77)	$—	$—	$6,171	$(77)

2013
Available-for-Sale
U.S. Treasury	$1,900	$—	$—	$—	$1,900	$—
U.S. government-sponsored entities and agencies	357,793	(17,547)	38,988	(3,452)	396,781	(20,999)
Mortgage-backed securities – Agency	668,018	(23,455)	41,200	(3,112)	709,218	(26,567)
States and political subdivisions	45,077	(1,620)	2,812	(95)	47,889	(1,715)
Pooled trust preferred securities	—	—	8,037	(11,178)	8,037	(11,178)
Other securities	209,915	(2,706)	24,082	(2,817)	233,997	(5,523)

Total available-for-sale	$1,282,703	$(45,328)	$115,119	$(20,654)	$1,397,822	$(65,982)

Held-to-Maturity
Mortgage-backed securities – Agency	$21,370	$(1)	$—	$—	$21,370	$(1)
States and political subdivisions	70,162	(1,579)	—	—	70,162	(1,579)

Total held-to-maturity	$91,532	$(1,580)	$—	$—	$91,532	$(1,580)

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

Other-than-temporary-impairments totaled $100 thousand in 2014, $1.0 million in 2013 and $1.4 million in 2012.

As of December 31, 2014, Old National’s securities portfolio consisted of 1,702 securities, 242 of which were in an unrealized loss position. The unrealized losses attributable to our U.S government-sponsored entities and agencies and agency mortgage-backed securities are the result of fluctuations in interest rates. Our pooled trust preferred securities are discussed below.

Pooled Trust Preferred Securities

At December 31, 2014, our securities portfolio contained three pooled trust preferred securities with a fair value of $6.6 million and unrealized losses of $11.4 million. One of the pooled trust preferred securities in our portfolio falls within the scope of FASB ASC 325-10 (EITF 99-20) and has a fair value of $0.2 million with an unrealized loss of $3.8 million at December 31, 2014. This security was rated A3 at inception, but at December 31, 2014, this security is rated D. The issuers in this security are banks. We use the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine whether an adverse change in cash flows has occurred during the quarter. The OTTI model considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and a limited number of recoveries on current or projected interest payment deferrals. In addition, we use the model to “stress” this CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Old National’s note class. For the year ended December 31, 2014, our model indicated no other-than-temporary-impairment losses on this security. For the year ended December 31, 2013, we recorded a $1.0 million other-than-temporary impairment loss on this security. At December 31, 2014, we have no intent to sell any securities that are in an unrealized loss position nor is it expected that we would be required to sell any securities.

Two of our pooled trust preferred securities with a fair value of $6.4 million and unrealized losses of $7.6 million at December 31, 2014 are not subject to FASB ASC 325-10. These securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. Our analysis indicated no other-than-temporary-impairment on these securities.

At December 31, 2013, two of our pooled trust preferred securities were subject to FASB ASC 325-10 and had a fair value of $1.2 million with unrealized losses of $3.9 million. Our analysis indicated no other-than-temporary-impairment losses on these securities.

Two of our pooled trust preferred securities with a fair value of $6.9 million and unrealized losses of $7.3 million at December 31, 2013 were not subject to FASB ASC 325-10. These securities were evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. Our analysis indicated no other-than-temporary-impairment on these securities.

The table below summarizes the relevant characteristics of our three pooled trust preferred securities as well as six single issuer trust preferred securities which are included with other securities in this Note to the consolidated financial statements. Each of the pooled trust preferred securities support a more senior tranche of security holders.

As depicted in the table below, all three securities have experienced credit defaults. However, two of these securities have excess subordination and are not other-than-temporarily-impaired as a result of their class hierarchy which provides more loss protection.

Trust preferred securities December 31, 2014 (dollars in thousands)	Class	Lowest Credit Rating (1)	Amortized Cost	Fair Value	Unrealized Gain/ (Loss)	Realized Losses 2014	# of Issuers Currently Performing/ Remaining	Actual Deferrals and Defaults as a Percent of Original Collateral	Expected Defaults as a % of Remaining Performing Collateral	Excess Subordination as a % of Current Performing Collateral
Pooled trust preferred securities:
Reg Div Funding 2004	B-2	D	$4,012	$217	$(3,795)	$—	24/42	37.6%	8.0%	0.0%
Pretsl XXVII LTD	B	B	4,511	2,333	(2,178)	—	33/46	23.9%	15.0%	37.6%
Trapeza Ser 13A	A2A	B+	9,442	4,057	(5,385)	—	42/53	16.3%	9.8%	46.5%

			17,965	6,607	(11,358)	—
Single Issuer trust preferred securities:
First Empire Cap (M&T)		BB+	960	1,010	50	—
First Empire Cap (M&T)		BB+	2,916	3,029	113	—
Fleet Cap Tr V (BOA)		BB	3,381	2,800	(581)	—
JP Morgan Chase Cap XIII		BBB-	4,745	4,150	(595)	—
NB-Global		BB	751	800	49	—
Chase Cap II		BBB-	793	843	50	—

			13,546	12,632	(914)	—
Total			$31,511	$19,239	$(12,272)	$—

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

On July 19, 2010, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act contains provisions (the “Volcker Rule”) prohibiting certain investments which can be held by a bank holding company. A limited partnership held by Old National falls under these restrictions and had to be divested by July 2015. In December 2014, the Federal Reserve granted a one year extension on divestiture to July 2016. An additional one year extension is expected to be approved, which would extend the conformance period to July 2017. The estimated sales proceeds for this security would be less than the amortized cost of the security, and an other-than-temporary-impairment charge of $100 thousand was recorded for this security in the first quarter of 2014.

The following table details the remaining securities with other-than-temporary-impairment, their credit rating at December 31, 2014, and the related life-to-date credit losses recognized in earnings:

(dollars in thousands)	Vintage	Lowest Credit Rating (1)	Amortized Cost	Amount of other-than-temporary impairment recognized in earnings
				Year ended December 31,			Life-to date
				2014	2013	2012
Reg Div Funding	2004	D	$4,012	$—	$—	$165	$5,685
Limited partnership			667	100	—	—	100

Total			$4,679	$100	$—	$165	$5,785

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

NOTE 5 – LOANS HELD FOR SALE

Residential loans that Old National has originated with a commitment to sell are recorded at fair value in accordance with FASB ASC 825-10 (SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities). At December 31, 2014 and 2013, Old National had residential loans held for sale of $15.6 million and $7.7 million, respectively. Prior to mid-2014, residential loans originated by Old National were primarily sold on a servicing released basis. Beginning with the inception of an in-house servicing unit in the third quarter of 2014, conventional mortgage production is now sold on a servicing retained basis. Certain loans, such as government backed mortgage loans continue to be sold on servicing released basis.

During the fourth quarter of 2014, $71.6 million residential real estate loans held for investment, $50.1 million consumer loans held for investment, $45.5 million commercial loans held for investment, and $30.7 million commercial real estate loans held for investment were reclassified to loans held for sale at the lower of cost or fair value. Old National intends to sell these loans in two separate transactions and anticipates that both will be complete prior to September 30, 2015.

During the third quarter of 2013, residential real estate loans held for investment of $96.9 million were reclassified to loans held for sale at the lower of cost or fair value and sold for $96.9 million, resulting in no gain or loss. These longer duration loans were sold to reduce interest rate risk in the loan portfolio. At December 31, 2014, there were no loans held for sale under this arrangement.

At June 30, 2013, Old National had taxable finance leases held for sale of $11.6 million. These leases were transferred from the commercial loan category at fair value and a loss of $0.2 million was recognized. The portfolio of leases held for sale had an average maturity of 2.7 years and interest rates ranging from 3.57% to 10.22%. The leases held for sale were to a variety of borrowers, with various types of equipment securing the leases, and all of the leases were current. The leases held for sale were sold in the third quarter of 2013 with no additional loss. As of December 31, 2014, Old National does not intend to sell its nontaxable finance leases.

During 2013, commercial and commercial real estate loans held for investment of $5.9 million, including $0.4 million of purchased impaired loans, were reclassified to loans held for sale at the lower of cost or fair value and sold for $7.1 million, resulting in a charge-off of $0.2 million, recoveries of $0.4 million and other noninterest income of $1.0 million. At December 31, 2014, there were no loans held for sale under this arrangement.

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

The composition of loans at December 31 by lending classification was as follows:

(dollars in thousands)	2014	2013
Commercial (1)	$1,629,600	$1,373,415
Commercial real estate:
Construction	134,552	88,630
Other	1,576,558	1,072,260
Residential real estate	1,519,156	1,359,569
Consumer credit:
Heloc	360,320	251,102
Auto	846,969	620,473
Other	103,338	99,683
Covered loans	147,708	217,832

Total loans	6,318,201	5,082,964
Allowance for loan losses	(44,297)	(41,741)
Allowance for loan losses – covered loans	(3,552)	(5,404)

Net loans	$6,270,352	$5,035,819

(1)	Includes direct finance leases of $19.3 million and $27.8 million at December 31, 2014 and 2013, respectively.

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

Covered Loans

Covered loans represent loans acquired from the FDIC that are subject to loss share agreements whereby Old National is indemnified against 80% of losses up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0% reimbursement, and 80% of losses in excess of $467.2 million. As of December 31, 2014, we do not expect losses to exceed $275.0 million. See Notes 1 and 7 to the consolidated financial statements for further details on our covered loans.

Related Party Loans

In the ordinary course of business, Old National grants loans to certain executive officers, directors, and significant subsidiaries (collectively referred to as “related parties”).

Activity in related party loans during 2014 is presented in the following table:

(dollars in thousands)	2014
Balance, January 1	$12,750
New loans	5,101
Repayments	(4,896)
Officer and director changes	7,605

Balance, December 31	$20,560

Allowance for loan losses

The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses incurred in the consolidated loan portfolio. Management’s evaluation of the adequacy of the allowance is an estimate based on reviews of individual loans, pools of homogeneous loans, assessments of the impact of current and anticipated economic conditions on the portfolio and historical loss experience. The allowance is increased through a provision charged to operating expense. Loans deemed to be uncollectible are charged to the allowance. Recoveries of loans previously charged-off are added to the allowance.

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

Old National’s activity in the allowance for loan losses for the years ended December 31, 2014, 2013 and 2012 is as follows:

(dollars in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
2014
Allowance for loan losses:
Beginning balance	$16,565	$22,401	$4,940	$3,239	$—	$47,145
Charge-offs	(3,396)	(2,352)	(4,675)	(793)	—	(11,216)
Recoveries	2,986	2,576	3,056	205	—	8,823
Provision	4,515	(5,277)	3,548	311	—	3,097

Ending balance	$20,670	$17,348	$6,869	$2,962	$—	$47,849

2013
Allowance for loan losses:
Beginning balance	$14,642	$31,289	$5,155	$3,677	$—	$54,763
Charge-offs	(3,810)	(5,427)	(6,279)	(1,487)	—	(17,003)
Recoveries	4,098	2,963	4,333	310	—	11,704
Provision	1,635	(6,424)	1,731	739	—	(2,319)

Ending balance	$16,565	$22,401	$4,940	$3,239	$—	$47,145

2012
Allowance for loan losses:
Beginning balance	$19,964	$26,993	$6,954	$4,149	$—	$58,060
Charge-offs	(7,636)	(4,386)	(8,094)	(2,204)	—	(22,320)
Recoveries	5,166	5,104	3,259	464	—	13,993
Provision	(2,852)	3,578	3,036	1,268	—	5,030

Ending balance	$14,642	$31,289	$5,155	$3,677	$—	$54,763

The following table provides Old National’s recorded investment in financing receivables by portfolio segment at December 31, 2014 and 2013 and other information regarding the allowance:

(dollars in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
2014
Allowance for credit losses:
Ending balance: individually evaluated for impairment	$7,280	$2,945	$—	$—	$—	$10,225

Ending balance: collectively evaluated for impairment	$12,163	$13,354	$6,519	$2,945	$—	$34,981

Ending balance: noncovered loans acquired with deteriorated credit quality	$406	$1,049	$67	$17	$—	$1,539

Ending balance: covered loans acquired with deteriorated credit quality	$821	$—	$283	$—	$—	$1,104

Total allowance for credit losses	$20,670	$17,348	$6,869	$2,962	$—	$47,849

Loans and leases outstanding:
Ending balance: individually evaluated for impairment	$38,485	$45,335	$—	$—	$—	$83,820

Ending balance: collectively evaluated for impairment	$1,598,352	$1,631,794	$1,359,537	$1,519,171	$—	$6,108,854

Ending balance: loans acquired with deteriorated credit quality	$2,770	$37,394	$7,073	$133	$—	$47,370

Ending balance: covered loans acquired with deteriorated credit quality	$7,160	$37,384	$12,507	$21,106	$—	$78,157

Total loans and leases outstanding	$1,646,767	$1,751,907	$1,379,117	$1,540,410	$—	$6,318,201

(dollars in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
2013
Allowance for credit losses:
Ending balance: individually evaluated for impairment	$6,156	$2,190	$—	$—	$—	$8,346

Ending balance: collectively evaluated for impairment	$9,980	$14,816	$4,494	$3,088	$—	$32,378

Ending balance: noncovered loans acquired with deteriorated credit quality	$429	$2,025	$80	$35	$—	$2,569

Ending balance: covered loans acquired with deteriorated credit quality	$—	$3,370	$366	$116	$—	$3,852

Total allowance for credit losses	$16,565	$22,401	$4,940	$3,239	$—	$47,145

Loans and leases outstanding:
Ending balance: individually evaluated for impairment	$34,213	$34,997	$—	$—	$—	$69,210

Ending balance: collectively evaluated for impairment	$1,355,608	$1,106,971	$1,019,576	$1,359,564	$—	$4,841,719

Ending balance: loans acquired with deteriorated credit quality	$648	$23,618	$12,725	$154	$—	$37,145

Ending balance: covered loans acquired with deteriorated credit quality	$12,281	$77,232	$17,673	$27,704	$—	$134,890

Total loans and leases outstanding	$1,402,750	$1,242,818	$1,049,974	$1,387,422	$—	$5,082,964

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

Pass rated loans are those loans that are other than criticized, classified – substandard, classified – nonaccrual or classified – doubtful.

As of December 31, 2014 and 2013, the risk category of loans, excluding covered loans, by class of loans is as follows:

(dollars in thousands) Corporate Credit Exposure Credit Risk Profile by Internally Assigned Grade	Commercial		Commercial Real Estate- Construction		Commercial Real Estate- Other
	2014	2013	2014	2013	2014	2013
Grade:
Pass	$1,442,904	$1,237,983	$119,958	$74,815	$1,374,191	$943,781
Criticized	89,775	90,545	2,229	9,383	102,805	35,473
Classified – substandard	58,461	16,252	5,866	2,559	38,659	42,516
Classified – nonaccrual	38,003	27,635	6,499	1,873	59,771	49,406
Classified – doubtful	457	1,000	—	—	1,132	1,084

Total	$1,629,600	$1,373,415	$134,552	$88,630	$1,576,558	$1,072,260

Old National considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, Old National also evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of December 31, 2014 and 2013, excluding covered loans:

2014	Consumer			Residential
(dollars in thousands)	Heloc	Auto	Other
Performing	$357,205	$845,708	$101,811	$1,505,188
Nonperforming	3,115	1,261	1,527	13,968

Total	$360,320	$846,969	$103,338	$1,519,156

2013	Consumer			Residential
(dollars in thousands)	Heloc	Auto	Other
Performing	$249,152	$618,911	$97,877	$1,349,236
Nonperforming	1,950	1,562	1,806	10,333

Total	$251,102	$620,473	$99,683	$1,359,569

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

The following table shows Old National’s impaired loans, excluding covered loans, which are individually evaluated as of December 31, 2014 and 2013, respectively. Of the loans purchased without FDIC loss share coverage, only those that have experienced subsequent impairment since the date acquired are included in the table below.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2014
With no related allowance recorded:
Commercial	$25,483	$25,854	$—
Commercial Real Estate – Construction	2,168	1,397	—
Commercial Real Estate – Other	28,637	30,723	—
Consumer	685	748	—
Residential	588	658	—
With an allowance recorded:
Commercial	7,471	10,488	4,883
Commercial Real Estate – Construction	98	98	11
Commercial Real Estate – Other	14,432	16,503	2,934
Consumer	1,543	1,543	77
Residential	1,476	1,476	74

Total Loans	$82,581	$89,488	$7,979

December 31, 2013
With no related allowance recorded:
Commercial	$17,066	$17,417	$—
Commercial Real Estate – Construction	525	633	—
Commercial Real Estate – Other	15,746	22,550	—
Consumer	324	342	—
Residential	106	106	—
With an allowance recorded:
Commercial	9,282	12,304	4,723
Commercial Real Estate – Construction	—	—	—
Commercial Real Estate – Other	18,726	19,358	2,190
Consumer	835	888	43
Residential	2,239	2,295	112

Total Loans	$64,849	$75,893	$7,068

The average balance of impaired loans, excluding covered loans, and interest income recognized on impaired loans for the years ended December 31, 2014 and 2013 are included in the table below.

(dollars in thousands)	Average Recorded Investment	Interest Income Recognized (1)
December 31, 2014
With no related allowance recorded:
Commercial	$21,592	$325
Commercial Real Estate – Construction	1,347	69
Commercial Real Estate – Other	21,560	328
Consumer	505	14
Residential	347	1
With an allowance recorded:
Commercial	7,579	94
Commercial Real Estate – Construction	49	4
Commercial Real Estate – Other	12,160	409
Consumer	1,189	58
Residential	1,857	69

Total Loans	$68,185	$1,371

December 31, 2013
With no related allowance recorded:
Commercial	$11,815	$135
Commercial Real Estate – Construction	852	—
Commercial Real Estate – Other	16,345	140
Consumer	138	10
Residential	62	1
With an allowance recorded:
Commercial	16,351	123
Commercial Real Estate – Construction	1,614	—
Commercial Real Estate – Other	22,317	134
Consumer	526	40
Residential	1,180	73

Total Loans	$71,200	$656

(1)	The Company does not record interest on nonaccrual loans until principal is recovered.

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

Loans accounted for under FASB ASC Topic 310-30 accrue interest, even though they may be contractually past due, as any nonpayment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or prospective yield adjustments. Similar to noncovered loans, covered loans accounted for outside FASB ASC Topic 310-30 are classified as nonaccrual when, in the opinion of management, collection of principal or interest is doubtful. Information for covered loans accounted for both under and outside FASB ASC Topic 310-30 is included in the table below in the row labeled covered loans.

Old National’s past due financing receivables as of December 31 are as follows:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Recorded Investment > 90 Days and Accruing	Nonaccrual	Total Past Due	Current
December 31, 2014
Commercial	$649	$813	$33	$38,460	$39,955	$1,589,645
Commercial Real Estate:
Construction	—	—	—	6,499	6,499	128,053
Other	3,834	1,468	138	60,903	66,343	1,510,215
Consumer:
Heloc	577	376	—	3,115	4,068	356,252
Auto	3,349	695	203	1,261	5,508	841,461
Other	969	129	83	1,527	2,708	100,630
Residential	11,606	3,959	1	13,968	29,534	1,489,622
Covered loans	1,477	584	—	15,124	17,185	130,523

Total	$22,461	$8,024	$458	$140,857	$171,800	$6,146,401

December 31, 2013
Commercial	$1,532	$13	$—	$28,635	$30,180	$1,343,235
Commercial Real Estate:
Construction	—	139	—	1,873	2,012	86,618
Other	1,017	27	—	50,490	51,534	1,020,726
Consumer:
Heloc	527	119	—	1,950	2,596	248,506
Auto	3,795	716	89	1,562	6,162	614,311
Other	844	317	100	1,806	3,067	96,616
Residential	8,588	2,823	35	10,333	21,779	1,337,790
Covered Loans	1,831	730	14	31,793	34,368	183,464

Total	$18,134	$4,884	$238	$128,442	$151,698	$4,931,266

Loan Participations

Old National has loan participations, which qualify as participating interests, with other financial institutions. At December 31, 2014, these loans totaled $285.9 million, of which $160.1 million had been sold to other financial institutions and $125.8 million was retained by Old National. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder, involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder, all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.

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

If we are unable to resolve a nonperforming loan issue, the credit will be charged off when it is apparent there will be a loss. For large commercial type loans, each relationship is individually analyzed for evidence of apparent loss based on quantitative benchmarks or subjectively based upon certain events or particular circumstances. It is Old National’s policy to charge off small commercial loans scored through our small business credit center with contractual balances under $250,000 that have been placed on nonaccrual status or became 90 days or more delinquent, without regard to the collateral position. For residential and consumer loans, a charge off is recorded at the time foreclosure is initiated or when the loan becomes 120 to 180 days past due, whichever is earlier.

For commercial TDRs, an allocated reserve is established within the allowance for loan losses for the difference between the carrying value of the loan and its computed value. To determine the value of the loan, one of the following methods is selected: (1) the present value of expected cash flows discounted at the loan’s original effective interest rate, (2) the loan’s observable market price, or (3) the fair value of the collateral value, if the loan is collateral dependent. The allocated reserve is established as the difference between the carrying value of the loan and the collectable value. If there are significant changes in the amount or timing of the loan’s expected future cash flows, impairment is recalculated and the valuation allowance is adjusted accordingly.

When a consumer or residential loan is identified as a troubled debt restructuring, the loan is written down to its collateral value less selling costs.

At December 31, 2014, our TDRs consisted of $15.2 million of commercial loans, $15.2 million of commercial real estate loans, $2.5 million of consumer loans and $2.1 million of residential loans, totaling $35.0 million. Approximately $22.1 million of the TDRs at December 31, 2014 were included with nonaccrual loans. At December 31, 2013, our TDRs consisted of $22.5 million of commercial loans, $22.6 million of commercial real estate loans, $1.4 million of consumer loans and $2.4 million of residential loans, totaling $48.9 million. Approximately $33.1 million of the TDRs at December 31, 2013 were included with nonaccrual loans.

As of December 31, 2014 and 2013, Old National has allocated $2.8 million and $4.1 million of specific reserves to customers whose loan terms have been modified in TDRs, respectively. As of December 31, 2014, Old National had committed to lend an additional $1.1 million to customers with outstanding loans that are classified as TDRs.

The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the years ended December 31, 2014 and 2013 are the same since the loan modifications did not involve the forgiveness of principal. Old National did not record any charge-offs at the modification date. The following table presents loans by class modified as TDRs that occurred during the year ended December 31, 2014:

(dollars in thousands)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Troubled Debt Restructuring:
Commercial	32	$13,696	$13,696
Commercial Real Estate – construction	1	484	484
Commercial Real Estate – other	34	3,070	3,070
Residential	2	175	175
Consumer – other	28	1,586	1,586

Total	97	$19,011	$19,011

The TDRs described above increased the allowance for loan losses by $0.5 million and resulted in charge-offs of $0.1 million during 2014.

The following table presents loans by class modified as TDRs that occurred during the year ended December 31, 2013:

(dollars in thousands)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Troubled Debt Restructuring:
Commercial	35	$15,155	$15,155
Commercial Real Estate – construction	1	60	60
Commercial Real Estate – other	36	9,791	9,791
Residential	14	1,901	1,901
Consumer – other	49	1,484	1,484

Total	135	$28,391	$28,391

The TDRs described above increased the allowance for loan losses by $0.1 million and resulted in charge-offs of $0.2 million during 2013.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

There were no loans that were modified as TDRs during 2014 for which there was a payment default within the last twelve months.

The following table presents loans by class modified as TDRs for which there was a payment default within the last twelve months following the modification during the year ended December 31, 2013.

(dollars in thousands)	Number of Contracts	Recorded Investment
Troubled Debt Restructuring
That Subsequently Defaulted:
Commercial	3	$32
Commercial Real Estate	2	85

Total	5	$117

The TDRs that subsequently defaulted described above had no material impact on the allowance for loan losses and resulted in charge-offs of $0.1 million during 2013.

The terms of certain other loans were modified during the year ended December 31, 2014 that did not meet the definition of a TDR. It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have extended the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification. The evaluation is performed under our internal underwriting policy. We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral or a bona fide guarantee. We also consider whether the modification was insignificant relative to the other terms of the agreement or if the delay in a payment was 90 days or less.

PCI loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition. If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually. If the purchased credit impaired loan is being accounted for as part of a pool, it will not be removed from the pool. As of December 31, 2014, it has not been necessary to remove any loans from PCI accounting.

In general, once a modified loan is considered a TDR, the loan will always be considered a TDR, and therefore impaired, until it is paid in full, otherwise settled, sold or charged off. However, recent guidance also permits for loans to be removed from TDR status under these circumstances: (1) at the time of the subsequent restructuring, the borrower is not experiencing financial difficulties, and this is documented by a current credit evaluation at the time of the restructuring, (2) under the terms of the subsequent restructuring agreement, the institution has granted no concession to the borrower; and (3) the subsequent restructuring agreement includes market terms that are no less favorable than those that would be offered for a comparable new loan. For loans subsequently restructured that have cumulative principal forgiveness, the loan should continue to be measured in accordance with ASC 310-10, “Receivables – Overall”. However, consistent with ASC 310-40-50-2, “Troubled Debt Restructurings by Creditors, Creditor Disclosure of Troubled Debt Restructurings,” the loan would not be required to be reported in the years following the restructuring if the subsequent restructuring meets both of these criteria: (1) has an interest rate at the time of the subsequent restructuring that is not less than a market interest rate; and (2) is performing in compliance with its modified terms after the subsequent restructuring.

The following table presents activity in TDRs for the years ended December 31, 2014 and 2013:

(dollars in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Total
2014
Troubled debt restructuring:
Balance, January 1, 2014	$22,443	$22,639	$1,441	$2,344	$48,867
(Charge-offs)/recoveries	126	795	(102)	10	829
Payments	(18,281)	(9,722)	(466)	(466)	(28,935)
Additions	13,696	3,554	1,586	175	19,011
Removals – subsequent restructuring	(2,779)	(2,040)	—	—	(4,819)

Balance December 31, 2014	$15,205	$15,226	$2,459	$2,063	$34,953

2013
Troubled debt restructuring:
Balance, January 1, 2013	$12,660	$18,422	$473	$499	$32,054
(Charge-offs)/recoveries	879	1	(61)	1	820
Payments	(6,251)	(5,635)	(455)	(57)	(12,398)
Additions	15,155	9,851	1,484	1,901	28,391

Balance December 31, 2013	$22,443	$22,639	$1,441	$2,344	$48,867

Purchased Impaired Loans (noncovered loans)

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

Old National has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. For these noncovered loans that meet the criteria of ASC 310-30 treatment, the carrying amount is as follows:

	December 31,
(dollars in thousands)	2014	2013
Commercial	$2,770	$648
Commercial real estate	37,394	23,618
Consumer	7,073	12,725
Residential	133	154

Outstanding balance	$47,370	$37,145

Carrying amount, net of allowance	$45,831	$34,576

Allowance for loan losses	$1,539	$2,569

The outstanding balance of noncovered loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties, was $135.9 million and $115.0 million as of December 31, 2014 and 2013, respectively.

The accretable difference on purchased loans acquired in a business combination is the difference between the expected cash flows and the net present value of expected cash flows with such difference accreted into earnings using the effective yield method over the term of the loans. Accretion of $16.0 million has been recorded as loan interest income in 2014. Accretion of $16.8 million has been recorded as loan interest income in 2013. Improvement in cash flow expectations has resulted in a reclassification from nonaccretable difference to accretable yield.

Accretable yield of noncovered loans, or income expected to be collected, is as follows:

(dollars in thousands)	Monroe	Integra Noncovered	IBT	Tower	United	LSB	Total
Balance at January 1, 2014	$6,787	$2,425	$19,079	$—	$—	$—	$28,291
New loans purchased	—	—	—	4,065	1,605	2,604	8,274
Accretion of income	(2,875)	(823)	(10,771)	(984)	(336)	(195)	(15,984)
Reclassifications from (to) nonaccretable difference	(1,185)	(117)	5,046	1,478	247	—	5,469
Disposals/other adjustments	837	(96)	—	—	—	—	741

Balance at December 31, 2014	$3,564	$1,389	$13,354	$4,559	$1,516	$2,409	$26,791

Included in Old National’s allowance for loan losses is $1.5 million related to the purchased loans disclosed above for 2014 and $2.6 million for 2013. An immaterial amount of allowances for loan losses were reversed during 2014 and 2013 related to these loans.

At acquisition, purchased loans, both covered and noncovered, for which it was probable at acquisition that all contractually required payments would not be collected were as follows:

(dollars in thousands)	Monroe Bancorp	Integra Bank (1)	IBT	Tower	United	LSB
Contractually required payments	$94,714	$921,856	$118,535	$22,746	$15,483	$24,493
Nonaccretable difference	(45,157)	(226,426)	(53,165)	(5,826)	(5,487)	(9,903)

Cash flows expected to be collected at acquisition	49,557	695,430	65,370	16,920	9,996	14,590
Accretable yield	(6,971)	(98,487)	(11,945)	(4,065)	(1,605)	(2,604)

Fair value of acquired loans at acquisition	$42,586	$596,943	$53,425	$12,855	$8,391	$11,986

(1)	Includes covered and noncovered.

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

NOTE 7 – COVERED LOANS

Covered loans represent loans acquired from the FDIC that are subject to loss share agreements. The composition of covered loans by lending classification was as follows:

At December 31, 2014
(dollars in thousands)	Loans Accounted for Under ASC 310-30 (Purchased Credit Impaired)	Loans excluded from ASC 310-30 (1) (Not Purchased Credit Impaired)	Total Covered Purchased Loans
Commercial	$7,160	$10,007	$17,167
Commercial real estate	37,384	3,413	40,797
Residential	21,106	148	21,254
Consumer	12,507	55,983	68,490

Covered loans	78,157	69,551	147,708
Allowance for loan losses	(1,104)	(2,448)	(3,552)

Covered loans, net	$77,053	$67,103	$144,156

(1)	Includes loans with revolving privileges which are scoped out of FASB ASC Topic 310-30 and certain loans which Old National elected to treat under the cost recovery method of accounting.

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

The outstanding balance of covered loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties, was $241.9 million and $406.3 million as of December 31, 2014 and 2013, respectively. The carrying amount of covered loans was $147.7 million and $217.8 million as of December 31, 2014 and 2013, respectively.

The following table is a roll-forward of acquired impaired loans accounted for under ASC 310-30 for the years ended December 31, 2014 and 2013:

(dollars in thousands)	Contractual Cash Flows (1)	Nonaccretable Difference	Accretable Yield	Carrying Amount (2)
2014
Balance at January 1, 2014	$251,042	$(46,793)	$(73,211)	$131,038
Principal reductions and interest payments	(109,254)	(2,145)	(940)	(112,339)
Accretion of loan discount	—	—	61,945	61,945
Changes in contractual and expected cash flows due to remeasurement	(9,935)	34,692	(22,067)	2,690
Removals due to foreclosure or sale	(7,044)	2,232	(1,469)	(6,281)

Balance at December 31, 2014	$124,809	$(12,014)	$(35,742)	$77,053

2013
Balance at January 1, 2013	$424,527	$(90,996)	$(85,779)	$247,752
Principal reductions and interest payments	(144,512)	—	—	(144,512)
Accretion of loan discount	—	—	35,363	35,363
Changes in contractual and expected cash flows due to remeasurement	(20,242)	43,424	(21,608)	1,574
Removals due to foreclosure or sale	(8,731)	779	(1,187)	(9,139)

Balance at December 31, 2013	$251,042	$(46,793)	$(73,211)	$131,038

(1)	The balance of contractual cash flows includes future contractual interest and is net of amounts charged off and interest collected on nonaccrual loans.
(2)	Carrying amount for this table is net of allowance for loan losses.

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

Accretable yield, or income expected to be collected on the covered loans accounted for under ASC 310-30, is as follows:

(dollars in thousands)	2014	2013
Balance at January 1,	$73,211	$85,779
Accretion of income	(61,945)	(35,363)
Reclassifications from (to) nonaccretable difference	22,067	21,608
Disposals/other adjustments	2,409	1,187

Balance at December 31,	$35,742	$73,211

At December 31, 2014, the $20.6 million loss sharing asset is comprised of an $18.5 million FDIC indemnification asset and a $2.1 million FDIC loss share receivable. The loss share receivable represents actual incurred losses where reimbursement has not yet been received from the FDIC. The indemnification asset represents future cash flows we expect to collect from the FDIC under the loss sharing agreements and the amount related to the estimated improvements in cash flow expectations that are being amortized over the same period for which those improved cash flows are being accreted into income. At December 31, 2014, $8.8 million of the FDIC indemnification asset is related to expected indemnification payments and $9.7 million is expected to be amortized and reported in noninterest income as an offset to future accreted interest income. At December 31, 2013, $41.5 million of the FDIC indemnification asset was related to expected indemnification payments and $32.2 million was expected to be amortized and reported in noninterest income as an offset to future accreted interest income.

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

The following table shows a detailed analysis of the FDIC loss sharing asset for the years ended December 31, 2014 and 2013:

(dollars in thousands)	2014	2013
Balance at January 1,	$88,513	$116,624
Adjustments not reflected in income:
Cash received from the FDIC	(26,342)	(19,527)
Other	1,594	704
Adjustments reflected in income:
(Amortization) accretion	(41,611)	(10,072)
Impairment	59	32
Write-downs/sale of other real estate	(1,610)	1,933
Recovery amounts due to FDIC	—	(1,243)
Other	—	62

Balance at December 31,	$20,603	$88,513

NOTE 8 – OTHER REAL ESTATE OWNED

The following table presents activity in other real estate owned for the years ended December 31, 2014 and 2013:

(dollars in thousands)	Other Real Estate Owned (1)	Other Real Estate Owned, Covered
2014
Balance, January 1, 2014	$7,562	$13,670
Additions	7,064	8,480
Sales	(5,856)	(11,164)
Gains (losses)/Write-downs	(1,529)	(1,865)

Balance, December 31, 2014	$7,241	$9,121

2013
Balance, January 1, 2013	$11,179	$26,137
Additions	7,278	6,368
Sales	(9,316)	(14,813)
Gains (losses)/Write-downs	(1,579)	(4,022)

Balance, December 31, 2013	$7,562	$13,670

(1)	Includes repossessed personal property of $0.2 million at December 31, 2014 and $0.3 million at December 31, 2013.

Covered OREO expenses and valuation write-downs are recorded in the noninterest expense section of the consolidated statements of income. Under the loss sharing agreements, the FDIC will reimburse us for 80% of expenses and valuation write-downs related to covered assets up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0%, and 80% of losses in excess of $467.2 million. As of December 31, 2014, we do not expect losses to exceed $275.0 million. The reimbursable portion of these expenses is recorded in the FDIC indemnification asset. Changes in the FDIC indemnification asset are recorded in the noninterest income section of the consolidated statements of income.

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in the carrying amount of goodwill by segment for the years ended December 31, 2014 and 2013:

(dollars in thousands)	Banking	Insurance	Other	Total
Balance, January 1, 2014	$312,856	$39,873	$—	$352,729
Goodwill acquired during the period	178,116	—	—	178,116

Balance, December 31, 2014	$490,972	$39,873	$—	$530,845

Balance, January 1, 2013	$298,947	$39,873	$—	$338,820
Goodwill acquired during the period	13,909	—	—	13,909

Balance, December 31, 2013	$312,856	$39,873	$—	$352,729

Goodwill is reviewed annually for impairment. Old National completed its most recent annual goodwill impairment test as of August 31, 2014 and concluded that, based on current events and circumstances, it is not more likely than not that the carry value of goodwill exceeds fair value. During the fourth quarter of 2014, Old National recorded $40.0 million of goodwill associated with the acquisition of LSB which was allocated to the “Banking” segment. During the third quarter of 2014, Old National recorded $82.0 million of goodwill associated with the acquisition of United which was allocated to the “Banking” segment. During the second quarter of 2014, Old National recorded $56.2 million of goodwill associated with the acquisition of Tower which was allocated to the “Banking” segment. During the third quarter of 2013, Old National recorded $13.3 million of goodwill associated with the acquisition of 24 retail bank branches from Bank of America. This was allocated to the “Banking” segment. During the second quarter of 2013, Old National recorded $0.6 million of goodwill primarily related to the final pension settlement associated with the Indiana Community Bancorp (“IBT”) acquisition. This was allocated to the “Banking” segment. The final purchase price allocation resulted in goodwill of $86.2 million associated with the IBT acquisition.

The gross carrying amounts and accumulated amortization of other intangible assets at December 31, 2014 and 2013 was as follows:

(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
2014
Amortized intangible assets:
Core deposit	$57,149	$(36,950)	$20,199
Customer business relationships	27,942	(21,438)	6,504
Customer trust relationships	13,986	(3,232)	10,754
Customer loan relationships	4,413	(3,176)	1,237

Total intangible assets	$103,490	$(64,796)	$38,694

2013
Amortized intangible assets:
Core deposit	$44,021	$(31,266)	$12,755
Customer business relationships	27,848	(19,826)	8,022
Customer trust relationships	5,352	(1,810)	3,542
Customer loan relationships	4,413	(2,775)	1,638

Total intangible assets	$81,634	$(55,677)	$25,957

Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years. During the fourth quarter of 2014, Old National increased core deposit intangibles by $2.6 million related to the LSB acquisition, which is included in the “Banking” segment. Also during the fourth quarter of 2014, Old National decreased customer business relationship intangibles by $0.2 million related to an adjustment to the purchase of an insurance book of business, which is included in the “Insurance” segment. During the third quarter of 2014, Old National increased core deposit intangibles by $5.9 million related to the United acquisition, which is included in the “Banking” segment. Also during the third quarter of 2014, Old National increased customer trust relationship intangibles by $4.9 million associated with the trust business of United, which is included in the “Banking” segment. During the second quarter of 2014, Old National increased core deposit intangibles by $4.6 million related to the Tower acquisition, which is included in the “Banking” segment. Also during the second quarter of 2014, Old National increased customer trust relationship intangibles by $3.8 million associated with the trust business of Tower, which is included in the “Banking” segment. Also during the second quarter of 2014, Old National increased customer business relationship intangibles by $0.3 million related to the purchase of an insurance book of business, which is included in the “Insurance” segment. During the fourth quarter of 2013, Old National increased customer business relationships by $1.3 million related to the purchase of an insurance book of business, which is included in the “Insurance” segment. During the third quarter of 2013, Old National increased core deposit intangibles by $3.5 million related to the acquisition of 24 retail bank branches from Bank of America, which is included in the “Banking” segment. During the second quarter of 2013, Old National increased customer business relationships by $0.1 million related to the purchase of an insurance book of business, which is included in the “Insurance” segment. Also during the second quarter of 2013, Old National decreased customer business relationships by $0.1 million related to the sale of an insurance book of business, which is included in the “Insurance” segment. See Note 25 to the consolidated financial statements for a description of the Company’s operating segments.

Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. No impairment charges were recorded in 2014, 2013 or 2012. Total amortization expense associated with intangible assets was $9.1 million in 2014, $8.2 million in 2013 and $7.9 million in 2012. Included in expense for the first quarter of 2013 is $0.6 million related to the branch sales that occurred in the first quarter.

Estimated amortization expense for future years is as follows:

(dollars in thousands)
2015	$10,118
2016	8,381
2017	6,287
2018	4,743
2019	3,491
Thereafter	5,674

Total	$38,694

NOTE 10 – LOAN SERVICING RIGHTS

On July 31, 2014, Old National closed on its acquisition of United and assumed loan servicing rights with a fair value of $9.0 million. On November 1, 2014, Old National closed on its acquisition of LSB and assumed loan servicing rights with a fair value of $1.0 million. At December 31, 2014, loan servicing rights derived from loans sold with servicing retained were $9.5 million and were included in Other Assets in the consolidated balance sheet. Loans serviced for others are not reported as assets. The principal balance of loans serviced for others was $1.1 billion at December 31, 2014. Approximately 95% of the loans serviced for others were residential mortgage loans. Custodial escrow balances maintained in connection with serviced loans were $16.5 million at December 31, 2014.

The following table summarizes the activity related to loan servicing rights and the related valuation allowance at December 31, 2014:

(dollars in thousands)	2014
Balance at January 1	$—
Additions	10,310
Amortization	(726)

Balance before valuation allowance, December 31	9,584

Valuation allowance:	—
Balance at January 1	—
Additions	(50)

Balance, December 31	(50)

Loan servicing rights, net	$9,534

At December 31, 2014, the fair value of servicing rights was $9.5 million. Fair value at December 31, 2014 was determined using a discount rate of 12% and a weighted average prepayment speed of 192% PSA.

NOTE 11 – DEPOSITS

The aggregate amount of time deposits in denominations of $250,000 or more was $80.7 million at December 31, 2014 and $58.5 million at December 31, 2013. At December 31, 2014, the scheduled maturities of total time deposits were as follows:

(dollars in thousands)
Due in 2015	$601,243
Due in 2016	257,087
Due in 2017	98,146
Due in 2018	59,874
Due in 2019	46,822
Thereafter	25,846

Total	$1,089,018

NOTE 12 – SHORT-TERM BORROWINGS

The following table presents the distribution of Old National’s short-term borrowings and related weighted-average interest rates for each of the years ended December 31:

(dollars in thousands)	Federal Funds Purchased	Repurchase Agreements / Sweeps	Total
2014
Outstanding at year-end	$195,188	$356,121	$551,309
Average amount outstanding	77,512	327,407	404,919
Maximum amount outstanding at any month-end	195,188	356,121
Weighted average interest rate:
During year	0.23%	0.07%	0.08%
End of year	0.17	0.05	0.09

2013
Outstanding at year-end	$115,103	$347,229	$462,332
Average amount outstanding	176,033	341,620	517,653
Maximum amount outstanding at any month-end	466,861	425,191
Weighted average interest rate:
During year	0.22%	0.07%	0.12%
End of year	0.20	0.05	0.09

NOTE 13 – FINANCING ACTIVITIES

The following table summarizes Old National and its subsidiaries’ other borrowings at December 31:

(dollars in thousands)	2014	2013
Old National Bancorp:
Senior unsecured bank notes (fixed rate 4.125%) maturing August 2024	$175,000	$—
Junior subordinated debentures (variable rates 1.58% to 1.99%) maturing March 2035 to June 2037	45,000	28,000
ASC 815 fair value hedge and other basis adjustments	(4,884)	(3,262)
Old National Bank:
Securities sold under agreements to repurchase (fixed rates 2.47% to 2.50%) maturing January 2017 to January 2018	50,000	50,000
Federal Home Loan Bank advances (fixed rates 0.19% to 6.76% and variable rates 0.31% to 0.34%) maturing January 2015 to May 2024	649,987	477,856
Capital lease obligation	4,099	4,157
ASC 815 fair value hedge and other basis adjustments	900	(363)

Total other borrowings	$920,102	$556,388

Contractual maturities of other borrowings at December 31, 2014, were as follows:

(dollars in thousands)
Due in 2015	$200,063
Due in 2016	117,376
Due in 2017	45,909
Due in 2018	195,516
Due in 2019	3,307
Thereafter	361,915
ASC 815 fair value hedge and other basis adjustments	(3,984)

Total	$920,102

SENIOR NOTES

In August 2014, Old National issued $175.0 million of senior unsecured notes with a 4.125% interest rate. These notes pay interest on February 15th and August 15th, with payment commencing February 15, 2015. The notes mature on August 15, 2024.

FEDERAL HOME LOAN BANK

FHLB advances had weighted-average rates of 0.77% and 0.94% at December 31, 2014 and 2013, respectively. These borrowings are collateralized by investment securities and residential real estate loans up to 149% of outstanding debt.

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

At December 31, 2014, the future minimum lease payments under the capital lease were as follows:

(dollars in thousands)
2015	$410
2016	410
2017	410
2018	410
2019	429
Thereafter	8,836

Total minimum lease payments	10,905
Less amounts representing interest	6,806

Present value of net minimum lease payments	$4,099

NOTE 14 – INCOME TAXES

Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statement of income for the years ended December 31:

(dollars in thousands)	2014	2013	2012
Provision at statutory rate of 35%	$49,688	$49,881	$44,725
Tax-exempt income:
Tax-exempt interest	(11,460)	(10,125)	(8,590)
Section 291/265 interest disallowance	93	107	147
Bank owned life insurance income	(2,423)	(2,609)	(2,258)

Tax-exempt income	(13,790)	(12,627)	(10,701)

Reserve for unrecognized tax benefits	(1,076)	(381)	(292)
State income taxes	2,676	3,386	3,409
State statutory rate change	904	1,257	—
Other, net	(105)	81	(1,031)

Income tax expense	$38,297	$41,597	$36,110

Effective tax rate	27.0%	29.2%	28.3%

The effective tax rate decreased in 2014 as a result of higher tax-exempt income in relation to pre-tax book income as compared to prior years, as well as lower state taxes due to reduced statutory rates. The effective tax rate increased from 2012 to 2013 as a result of increases in pre-tax income. In 2014, there was income tax expense of $0.9 million related to a statutory rate change during the first quarter. In 2013, there was income tax expense of $1.3 million related to a statutory rate change during the second quarter.

The provision for income taxes consisted of the following components for the years ended December 31:

(dollars in thousands)	2014	2013	2012
Income taxes currently payable:
Federal	$8,974	$13,901	$21,015
State	581	(51)	1,975
Deferred income taxes related to:
Federal	27,207	22,983	11,052
State	1,535	4,764	2,068

Deferred income tax expense	28,742	27,747	13,120

Provision for income taxes	$38,297	$41,597	$36,110

Significant components of net deferred tax assets (liabilities) were as follows at December 31:

(dollars in thousands)	2014	2013
Deferred Tax Assets
Allowance for loan losses, net of recapture	$16,348	$16,891
Benefit plan accruals	16,683	15,331
AMT credit	19,808	21,268
Unrealized losses on benefit plans	5,648	4,011
Net operating loss carryforwards	3,258	3,763
Premises and equipment	20,139	24,221
Federal tax credits	1,632	422
Other-than-temporary-impairment	3,573	4,939
Acquired loans	49,350	51,546
Lease exit obligation	1,747	2,654
Unrealized losses on available-for-sale investment securities	1,815	13,276
Unrealized losses on held-to-maturity investment securities	8,120	8,567
Unrealized losses on hedges	3,638	116
Other, net	6,324	5,406

Total deferred tax assets	158,083	172,411

Deferred Tax Liabilities
Accretion on investment securities	(449)	(438)
Lease receivable, net	—	(395)
Other real estate owned	(178)	(701)
Purchase accounting	(15,112)	(7,355)
FDIC indemnification asset	(6,909)	(27,938)
Loan servicing rights	(3,558)	—
Other, net	(2,530)	(2,028)

Total deferred tax liabilities	(28,736)	(38,855)

Net deferred tax assets	$129,347	$133,556

The net deferred tax assets are included with other assets on the balance sheet. No valuation allowance was recorded at December 31, 2014 or 2013 because, based on current expectations, Old National believes it will generate sufficient income in future years to realize deferred tax assets. Old National has federal net operating loss carryforwards at December 31, 2014 and 2013 of $4.0 million and $6.6 million, respectively. This federal net operating loss was acquired from the acquisition of IBT in 2012. If not used, the federal net operating loss carryforwards will begin to expire in 2032. Old National has alternative minimum tax credit carryforwards at December 31, 2014 and 2013 of $19.8 million and $21.3 million, respectively. The alternative minimum tax credit carryforward does not expire. Old National has federal tax credit carryforwards of $1.6 million and $0.4 million for the years ended December 31, 2014 and 2013, respectively. The federal tax credits consist mainly of new market tax credits and low income housing credits that, if not used, will begin to expire in 2030. Old National has state net operating loss carryforwards totaling $53.5 million and $32.3 million at December 31, 2014 and 2013, respectively. If not used, the state net operating loss carryforwards will begin to expire in 2022.

Unrecognized Tax Benefits

Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in thousands)	2014	2013	2012
Balance at January 1	$3,847	$3,953	$4,145
Additions based on tax positions related to the current year	37	34	2
Reductions due to statute of limitations expiring	(3,807)	(140)	(194)

Balance at December 31	$77	$3,847	$3,953

Approximately $80 thousand of unrecognized tax benefits, net of interest, if recognized, would favorably affect the effective income tax rate in future periods.

The Company reversed $3.8 million in 2014 related to uncertain tax positions accounted for under FASB ASC 740-10 (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes). The positive $3.8 million income tax reversal relates to the 2010 statute of limitations expiring. The statute of limitations expired in the third quarter of 2014. As a result, the Company reversed a total of $3.8 million from its unrecognized tax benefit liability.

It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income tax accounts. We recorded interest and penalties in the income statement for the years ended December 31, 2014, 2013 and 2012 of $(1.1) million, $(0.2) million and $(0.1) million, respectively. The amount accrued for interest and penalties in the balance sheet at December 31, 2014 and 2013 was $10 thousand and $1.1 million, respectively.

Old National and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. The 2011 through 2014 tax years are open and subject to examination. In February 2014, the Company was notified that their 2011 federal tax return was under examination. This examination was still in process at December 31, 2014. The Company believes that their tax return was filed based on applicable statutes, regulations and case law in effect at the time.

In the third quarter of 2013, we reversed $0.4 million, including interest of $0.2 million not included in the table above, related to uncertain tax positions accounted for under FASB ASC 740-10 (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes) (“ASC Topic 740-10”). The positive $0.4 million income tax reversal relates to the 2009 statute of limitations expiring. The statute of limitations expired in the third quarter of 2013. As a result, we reversed a total of $0.4 million from its unrecognized tax benefit liability which includes $0.2 million of interest.

In the third quarter of 2012, we reversed $0.3 million, including interest of $0.1 million not included in the table above, related to uncertain tax positions accounted for under ASC Topic 740-10. The positive $0.3 million income tax reversal relates to the 2008 statute of limitations expiring. The statute of limitations expired in the third quarter of 2012. As a result, we reversed a total of $0.3 million from its unrecognized tax benefit liability which includes $0.1 million of interest.

NOTE 15 – EMPLOYEE BENEFIT PLANS

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

Old National uses a December 31 measurement date for its defined benefit pension plans. The following table presents the combined activity of our defined benefit plans:

EMPLOYEE BENEFIT PLANS

(dollars in thousands)	2014	2013
Change in Projected Benefit Obligation
Balance at January 1	$41,321	$48,728
Interest cost	1,754	1,740
Benefits paid	(931)	(942)
Actuarial loss (gain)	6,287	(3,783)
Settlement	(1,985)	(4,422)

Projected Benefit Obligation at December 31	46,446	41,321

Change in Plan Assets
Fair value at January 1	37,916	37,550
Actual return on plan assets	2,260	5,320
Employer contributions	433	410
Benefits paid	(931)	(942)
Settlement	(1,985)	(4,422)

Fair value of Plan Assets at December 31	37,693	37,916

Funded status at December 31	(8,753)	(3,405)

Amounts recognized in the statement of financial position at December 31:
Accrued benefit liability	$(8,753)	$(3,405)

Net amount recognized	$(8,753)	$(3,405)

Amounts recognized in accumulated other comprehensive income at December 31:
Net actuarial loss	$14,863	$10,530

Total	$14,863	$10,530

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $2.1 million.

The accumulated benefit obligation and the projected benefit obligation were equivalent for the defined benefit pension plans and were $46.4 million and $41.3 million at December 31, 2014 and 2013, respectively.

The net periodic benefit cost and its components were as follows for the years ended December 31:

(dollars in thousands)	2014	2013	2012
Net Periodic Benefit Cost
Interest cost	$1,754	$1,740	$1,971
Expected return on plan assets	(2,239)	(2,202)	(2,345)
Recognized actuarial loss	1,316	2,318	4,027

Net periodic benefit cost	$831	$1,856	$3,653
Settlement cost	617	1,118	1,170

Total net periodic benefit cost	$1,448	$2,974	$4,823

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial (gain)/loss	$6,266	$(6,901)	$1,903
Amortization of net actuarial loss	(1,316)	(2,318)	(4,027)
Settlement cost	(617)	(1,118)	(1,170)

Total recognized in other comprehensive income	$4,333	$(10,337)	$(3,294)

Total recognized in net periodic benefit cost and other comprehensive income	$5,781	$(7,363)	$1,529

The weighted-average assumptions used to determine the benefit obligations as of the end of the years indicated and the net periodic benefit cost for the years indicated are presented in the table below. Because the plans are frozen, increases in compensation are not considered.

	2014	2013	2012
Benefit obligations:
Discount rate at the end of the period	4.00%	4.75%	4.00%
Net periodic benefit cost:
Discount rate at the beginning of the period	4.75%	4.00%	4.55%
Expected return on plan assets	7.50	7.50	7.50
Rate of compensation increase	N/A	N/A	N/A

The expected long-term rate of return for each asset class was developed by combining a long-term inflation component, the risk-free real rate of return and the associated risk premium. A weighted average rate was developed based on those overall rates and the target asset allocation of the plan. The discount rate used reflects the expected future cash flow based on Old National’s funding valuation assumptions and participant data as of the beginning of the plan year. The expected future cash flow is discounted by the Principal Pension Discount yield curve as of December 31, 2014.

Old National’s asset allocation of the Retirement Plan as of year-end is presented in the following table. Old National’s Restoration Plan is unfunded.

Asset Category	Expected Long-Term Rate of Return	2014 Target Allocation	2014	2013	2012
Equity securities	9.00% – 9.50%	40 – 70%	61%	64%	61%
Debt securities	4.00% – 5.85%	30 – 60%	38	35	38
Cash equivalents	—	0 – 15%	1	1	1

Total			100%	100%	100%

Our overall investment strategy is to achieve a mix of approximately 40% to 70% of equity securities, 30% to 60% of debt securities and 0% to 15% of cash equivalents. Fixed income securities and cash equivalents must meet minimum rating standards. Exposure to any particular company or industry is also limited. The investment policy is reviewed annually. There was no Old National stock in the plan as of December 31, 2014, 2013 or 2012.

The fair value of our plan assets are determined based on observable Level 1 or 2 pricing inputs, including quoted prices for similar assets in active or non-active markets. The holdings of the plan are comprised of pooled separate accounts, except for one mutual fund in the Fixed Income category. As of December 31, 2014, the fair value of plan assets, by asset category, is as follows:

		Fair Value Measurements at December 31, 2014 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan Assets
Large U.S. Equity	$15,877	$—	$15,877	$—
International Equity	7,103	—	7,103	—
Short-Term Fixed Income	468	—	468	—
Fixed Income	14,245	14,245	—	—

Total Plan Assets	$37,693	$14,245	$23,448	$—

As of December 31, 2013, the fair value of plan assets, by asset category, was as follows:

		Fair Value Measurements at December 31, 2013 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan Assets
Large U.S. Equity	$16,245	$—	$16,245	$—
International Equity	8,120	—	8,120	—
Short-Term Fixed Income	102	—	102	—
Fixed Income	13,449	13,449	—	—

Total Plan Assets	$37,916	$13,449	$24,467	$—

As of December 31, 2014, expected future benefit payments related to Old National’s defined benefit plans were as follows:

(dollars in thousands)
2015	$9,830
2016	4,390
2017	5,060
2018	3,060
2019	3,760
Years 2020 – 2024	14,330

Old National expects to contribute cash of $0.7 million to the pension plans in 2015.

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

EMPLOYEE STOCK OWNERSHIP PLAN

The Employee Stock Ownership and Savings Plan (401k) (the “401(k) Plan”) permits employees to participate the first month following one month of service. Effective as of April 1, 2010, we suspended safe harbor matching contributions to the 401(k) Plan. However, we may make discretionary matching contributions to the 401(k) Plan. For 2014, 2013 and 2012, we matched 50% of employee compensation deferral contributions, up to 6% of compensation. In addition to matching contributions, Old National may contribute to the 401(k) Plan an amount designated as a profit sharing contribution in the form of Old National stock or cash. Our Board of Directors designated no discretionary profit sharing contributions in 2014, 2013 or 2012. All contributions vest immediately and plan participants may elect to redirect funds among any of the investment options provided under the 401(k) plan. During the years ended December 31, 2014, 2013 and 2012, the number of Old National shares allocated to the 401(k) plan were 1.2 million, 1.3 million and 1.4 million, respectively. All shares owned through the 401(k) plan are included in the calculation of weighted-average shares outstanding for purposes of calculating diluted and basic earnings per share. Contribution expense under the 401(k) plan was $4.3 million in 2014, $3.8 million in 2013 and $3.4 million in 2012.

NOTE 16 – STOCK-BASED COMPENSATION

STOCK-BASED COMPENSATION

Our Amended and Restated 2008 Incentive Compensation Plan (the “ICP”), which was shareholder-approved, permits the grant of share-based awards to its employees. At December 31, 2014, 5.2 million shares were available for issuance. Since 2010, the granting of awards to key employees is typically in the form of restricted stock. We believe that such awards better align the interests of our employees with those of our shareholders. Total compensation cost that has been charged against income for the ICPs was $4.2 million in 2014, $4.0 million in 2013 and $3.3 million in 2012. The total income tax benefit was $1.6 million in 2014, $1.6 million in 2013 and $1.3 million in 2012.

Restricted Stock Awards

Restricted stock awards require certain service-based or performance requirements and commonly have vesting periods of 3 to 5 years. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants.

A summary of changes in our nonvested shares for the year follows:

(shares in thousands)	Number Outstanding	Weighted Average Grant-Date Fair Value
Nonvested balance at January 1, 2014	172	$12.44
Granted during the year	196	14.15
Vested during the year	(90)	12.13
Forfeited during the year	(2)	13.96

Nonvested balance at December 31, 2014	276	$13.74

As of December 31, 2014, there was $2.5 million of total unrecognized compensation cost related to nonvested shares granted under the ICP. The cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of the shares vested during the years ended December 31, 2014, 2013 and 2012 was $1.3 million, $1.4 million and $1.9 million, respectively. Included in 2012 is the reversal of $0.4 million of expense associated with certain performance based restricted stock grants.

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

A summary of changes in our nonvested shares for the year follows:

(shares in thousands)	Number Outstanding	Weighted Average Grant-Date Fair Value
Nonvested balance at January 1, 2014	711	$11.87
Granted during the year	260	12.46
Vested during the year	(174)	12.21
Forfeited during the year	—	—
Reinvested dividend equivalents	22	12.28

Nonvested balance at December 31, 2014	819	$12.02

As of December 31, 2014, there was $2.9 million of total unrecognized compensation cost related to nonvested shares granted under the ICP. The cost is expected to be recognized over a weighted-average period of 1.7 years. Included in 2014 is a net decrease to expense of $0.3 million related to our future vesting expectations of certain performance based restricted stock grants. Included in 2013 is a net decrease to expense of $0.2 million related to our future vesting expectations of certain performance based restricted stock grants. Included in 2012 is a net increase to expense of $0.2 million related to our future vesting expectations of certain performance based restricted stock grants.

Stock Options

Option awards are generally granted with an exercise price equal to the market price of our common stock at the date of grant; these option awards have vesting periods ranging from 3 to 5 years and have 10-year contractual terms.

Old National has not granted stock options since 2009. However, in connection with the acquisition of Tower Financial Corporation on April 25, 2014, 22 thousand options for shares of Tower Financial Corporation were converted to 37 thousand options for shares of Old National Bancorp stock. In connection with the acquisition of United Bancorp, Inc. on July 31, 2014, 0.3 million options for shares of United Bancorp, Inc. were converted to 0.2 million options for shares of Old National Bancorp stock. In connection with the acquisition of IBT on September 15, 2012, 0.2 million options for shares of IBT stock were converted to 0.3 million options for shares of Old National stock. Old National recorded no incremental expense associated with the conversion of these options.

A summary of the activity in the stock option plan for 2014 follows:

(shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1	1,344	$16.96
Granted	—	—
Acquired	431	14.84
Exercised	(105)	10.17
Forfeited/expired	(208)	20.61

Outstanding, December 31	1,462	$16.30	2.67	$2,509.4

Options exercisable at end of year	1,462	$16.30	2.67	$2,506.4

Information related to the stock option plan during each year follows:

(dollars in thousands)	2014	2013	2012
Intrinsic value of options exercised	$432	$282	$256
Cash received from option exercises	1,002	1,159	716
Tax benefit realized from option exercises	97	45	72

As of December 31, 2014, all options were fully vested and all compensation costs had been expensed.

Stock Appreciation Rights

Old National has never granted stock appreciation rights. However, in connection with the acquisition of United Bancorp, Inc. on July 31, 2014, 0.2 million stock appreciation rights for shares of United Bancorp, Inc. were converted to 0.2 million stock appreciation rights for shares of Old National Bancorp stock. Old National recorded no incremental expense associated with the conversion of these stock appreciation rights.

NOTE 17 – OUTSIDE DIRECTOR STOCK COMPENSATION PROGRAM

Old National maintains a director stock compensation program covering all outside directors. Compensation shares are earned semi-annually. A maximum of 165,375 shares of common stock is available for issuance under this program. As of December 31, 2014, Old National had issued 118,678 shares under this program.

NOTE 18 – SHAREHOLDERS’ EQUITY

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

Old National has a dividend reinvestment and stock purchase plan under which common shares issued may be either repurchased shares or authorized and previously unissued shares. A new plan became effective on August 16, 2012, with total authorized and unissued common shares reserved for issuance of 3.3 million. No shares were issued related to these plans in 2014, 2013 or 2012. As of December 31, 2014, 3.3 million authorized and unissued common shares were reserved for issuance under these plans.

EMPLOYEE STOCK PURCHASE PLAN

Old National has an employee stock purchase plan under which eligible employees can purchase common shares at a price not less than 95% of the fair market value of the common shares on the purchase date. The amount of common shares purchased cannot exceed ten percent of the employee’s compensation. The maximum number of shares that may be purchased under this plan is 500,000 shares. In 2014, 24,000 shares were issued related to this plan with proceeds of approximately $326,000. In 2013, 22,000 shares were issued related to this plan with proceeds of approximately $290,000.

NOTE 19 – FAIR VALUE

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at December 31, 2014 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Trading securities	$3,881	$3,881	$—	$—
Investment securities available-for-sale:
U.S. Treasury	15,166	15,166	—	—
U.S. Government-sponsored entities and agencies	685,951	—	685,951	—
Mortgage-backed securities – Agency	1,241,662	—	1,241,662	—
States and political subdivisions	314,541	—	314,216	325
Pooled trust preferred securities	6,607	—	—	6,607
Other securities	393,745	31,648	362,097	—
Residential loans held for sale	15,562	—	15,562	—
Derivative assets	18,572	—	18,572	—
Financial Liabilities
Derivative liabilities	23,868	—	23,868	—

		Fair Value Measurements at December 31, 2013 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Trading securities	$3,566	$3,566	$—	$—
Investment securities available-for-sale:
U.S. Treasury	13,113	13,113	—	—
U.S. Government-sponsored entities and agencies	435,588	—	435,588	—
Mortgage-backed securities – Agency	1,289,258	—	1,289,258	—
Mortgage-backed securities – Non-agency	17,412	—	17,412	—
States and political subdivisions	268,795	—	268,126	669
Pooled trust preferred securities	8,037	—	—	8,037
Other securities	339,998	31,254	308,744	—
Residential loans held for sale	7,705	—	7,705	—
Derivative assets	22,087	—	22,087	—
Financial Liabilities
Derivative liabilities	19,723	—	19,723	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2014:

	Fair Value Measurements using Significant Unobservable Inputs (Level 3)
(dollars in thousands)	Pooled Trust Preferred Securities Available- for-Sale	State and Political Subdivisions
Beginning balance, January 1, 2014	$8,037	$669
Accretion/(amortization) of discount or premium	18	2
Sales/payments received	(1,118)	(11)
Matured securities	—	(335)
Increase/(decrease) in fair value of securities	(330)	—

Ending balance, December 31, 2014	$6,607	$325

Included in the income statement is $20 thousand of income included in interest income from the accretion of discounts on securities. The decrease in fair value is reflected in the balance sheet as a decrease in the fair value of investment securities available-for sale, a decrease in accumulated other comprehensive income, which is included in shareholders’ equity, and an increase in other assets related to the tax impact.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2013:

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

Included in the income statement is $22 thousand of income included in interest income from the accretion of discounts on securities and $1.0 million of credit losses included in noninterest income. The increase in fair value is reflected in the balance sheet as an increase in the fair value of investment securities available-for sale, an increase in accumulated other comprehensive income, which is included in shareholders’ equity, and a decrease in other assets related to the tax impact.

The tables below provide quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at Dec. 31, 2014	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Pooled trust preferred securities	$6,607	Discounted cash flow	Constant prepayment rate (a)	0.00%
			Additional asset defaults (b)	4.4% – 11.2% (8.2%)
			Expected asset recoveries (c)	0.7% – 7.0% (1.8%)

State and political subdivision securities	325	Discounted cash flow	No unobservable inputs	N/A
			Illiquid local municipality issuance
			Old National owns 100%
			Carried at par

(a)	Assuming no prepayments.
(b)	Each currently performing pool asset is assigned a default probability based on the banking environment, which is adjusted for specific issuer evaluation, of 0%, 50% or 100%.
(c)	Each currently defaulted pool asset is assigned a recovery probability based on specific issuer evaluation of 0%, 25% or 100%.

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at Dec. 31, 2013	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Pooled trust preferred securities	$8,037	Discounted cash flow	Constant prepayment rate (a)	0.00%
			Additional asset defaults (b)	1.9% – 9.6% (4.5%)
			Expected asset recoveries (c)	1.7% – 9.6% (3.2%)

State and political subdivision securities	669	Discounted cash flow	No unobservable inputs	N/A
			Illiquid local municipality issuance
			Old National owns 100%
			Carried at par

(a)	Assuming no prepayments.
(b)	Each currently performing pool asset is assigned a default probability based on the banking environment, which is adjusted for specific issuer evaluation, of 0%, 50% or 100%.
(c)	Each currently defaulted pool asset is assigned a recovery probability based on specific issuer evaluation of 0%, 25% or 100%.

The significant unobservable inputs used in the fair value measurement for pooled trust preferred securities are prepayment rates, assumed additional pool asset defaults and expected return to performing status of defaulted pool assets. Significant changes in any of the inputs in isolation would result in a significant change to the fair value measurement. The three pooled trust preferred securities Old National owned at December 31, 2014 were subordinate note classes that rely on an ongoing cash flow stream to support their values. The senior note classes receive the benefit of prepayments to the detriment of subordinate note classes since the ongoing interest cash flow stream is reduced by the early redemption. Generally, a change in prepayment rates or additional pool asset defaults has an impact that is directionally opposite from a change in the expected recovery of a defaulted pool asset.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2014 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Impaired Loans
Commercial loans	$6,816	$—	$—	$6,816
Commercial real estate loans	13,011	—	—	13,011
Foreclosed Assets
Commercial real estate	6,146	—	—	6,146
Residential	254	—	—	254

Impaired commercial and commercial real estate loans that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral. These impaired commercial and commercial real estate loans had a principal amount of $30.0 million, with a valuation allowance of $10.2 million at December 31, 2014. Old National recorded $5.4 million of provision expense associated with these loans in 2014.

Other real estate owned and other repossessed property is measured at fair value less costs to sell and had a net carrying amount of $6.4 million at December 31, 2014. The estimates of fair value are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral. There were write-downs of other real estate owned of $2.6 million in 2014.

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

Other real estate owned and other repossessed property is measured at fair value less costs to sell and had a net carrying amount of $9.4 million at December 31, 2013. There were write-downs of other real estate owned of $3.5 million in 2013.

The tables below provide quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at Dec. 31, 2014	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Collateral Dependent Impaired Loans
Commercial loans	$6,816	Fair value of collateral	Discount for type of property, age of appraisal and current status	0% - 94% (24%)

Commercial real estate loans	13,011	Fair value of collateral	Discount for type of property, age of appraisal and current status	0% - 50% (29%)

Foreclosed Assets
Commercial real estate	6,146	Fair value of collateral	Discount for type of property, age of appraisal and current status	2% - 93% (30%)

Residential	254	Fair value of collateral	Discount for type of property, age of appraisal and current status	8% - 81% (45%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at Dec. 31, 2013	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Collateral Dependent Impaired Loans
Commercial loans	$9,224	Fair value of collateral	Discount for type of property, age of appraisal and current status	0% - 75% (24%)

Commercial real estate loans	7,851	Fair value of collateral	Discount for type of property, age of appraisal and current status	10% - 54% (30%)

Foreclosed Assets
Commercial real estate	9,069	Fair value of collateral	Discount for type of property, age of appraisal and current status	10% - 40% (25%)

Residential	283	Fair value of collateral	Discount for type of property, age of appraisal and current status	10% - 45% (25%)

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

We have elected the fair value option for loans held for sale. For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status). None of these loans are 90 days or more past due, nor are any on nonaccrual status. Included in the income statement is $381 thousand and $365 thousand of interest income for loans held for sale for the years ended December 31, 2014 and 2013, respectively.

Residential loans held for sale

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

As of December 31, 2014, the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected is as follows:

(dollars in thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential loans held for sale	$15,562	$375	$15,187

Accrued interest at period end is included in the fair value of the instruments.

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the year ended December 31, 2014:

Changes in Fair Value for the Year ended December 31, 2014, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Residential loans held for sale	$247	$—	$—	$247

As of December 31, 2013, the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was as follows:

(dollars in thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential loans held for sale	$7,705	$128	$7,577

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the year ended December 31, 2013:

Changes in Fair Value for the Year ended December 31, 2013, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Residential loans held for sale	$(224)	$—	$(2)	$(226)

The carrying amounts and estimated fair values of financial instruments, not previously presented in this note, at December 31, 2014 and 2013, respectively, are as follows:

		Fair Value Measurements at December 31, 2014 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$239,963	$239,963	$—	$—
Investment securities held-to-maturity:
U.S. Government-sponsored entities and agencies	167,207	—	173,486	—
Mortgage-backed securities – Agency	23,648	—	24,574	—
State and political subdivisions	653,199	—	705,875	—
Federal Home Loan Bank stock	41,334	—	41,334	—
Loans held for sale (a)	197,928	—	197,928	—
Loans, net (including covered loans):
Commercial	1,626,097	—	—	1,646,144
Commercial real estate	1,734,559	—	—	1,744,126
Residential real estate	1,537,448	—	—	1,615,588
Consumer credit	1,372,248	—	—	1,380,835
FDIC indemnification asset	20,603	—	—	11,358
Accrued interest receivable	60,966	29	21,633	39,304
Loan servicing rights	9,534	—	9,534	—

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$2,427,748	$2,427,748	$—	$—
NOW, savings and money market deposits	4,973,898	4,973,898	—	—
Time deposits	1,089,018	—	1,092,969	—
Short-term borrowings:
Federal funds purchased	195,188	195,188	—	—
Repurchase agreements	356,121	356,120	—	—
Other borrowings:
Senior unsecured bank notes	175,000	—	179,792	—
Junior subordinated debentures	45,000	—	32,754	—
Repurchase agreements	50,000	—	51,994	—
Federal Home Loan Bank advances	649,987	—		658,506
Capital lease obligation	4,099	—	5,515	—
Accrued interest payable	4,564	—	4,564	—
Standby letters of credit	358	—	—	358

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$2,030

(a)	Includes loans held for sale associated with branch sales. Excludes $15.6 million of residential loans held for sale measured at fair value on a recurring basis.

		Fair Value Measurements at December 31, 2013 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$206,723	$206,723	$—	$—
Investment securities held-to-maturity:
U.S. Government-sponsored entities and agencies	170,621	—	178,370	—
Mortgage-backed securities – Agency	35,443	—	36,348	—
State and political subdivisions	556,670	—	566,040	—
Federal Home Loan Bank stock	40,584	—	40,584	—
Loans, net (including covered loans):
Commercial	1,386,185	—	—	1,414,184
Commercial real estate	1,220,417	—	—	1,273,070
Residential real estate	1,384,183	—	—	1,475,710
Consumer credit	1,045,034	—	—	1,058,021
FDIC indemnification asset	88,513	—	—	55,368
Accrued interest receivable	50,205	42	20,708	29,455

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$2,026,490	$2,026,490	$—	$—
NOW, savings and money market deposits	4,166,438	4,166,438	—	—
Time deposits	1,017,975	—	1,028,043	—
Short-term borrowings:
Federal funds purchased	115,103	115,103	—	—
Repurchase agreements	347,229	347,226	—	—
Other borrowings:
Junior subordinated debentures	28,000	—	17,605	—
Repurchase agreements	50,000	—	52,633	—
Federal Home Loan Bank advances	447,856	—	—	485,759
Capital lease obligation	4,157	—	5,245	—
Accrued interest payable	1,877	—	1,877	—
Standby letters of credit	380	—	—	380

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$1,648

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

Loans held for sale: The fair value of loans held for sale is estimated based on binding contracts from third party investors (Level 2).

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

Loan servicing rights: The fair value of loan servicing rights is determined using a discount rate, a weighted average prepayment speed, and other economic factors (Level 2).

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

Off-balance sheet financial instruments: Fair values for off-balance sheet credit-related financial instruments are based on fees currently charged to enter into similar agreements. For further information regarding the amounts of these financial instruments, see Notes 21 and 22.

NOTE 20 – DERIVATIVE FINANCIAL INSTRUMENTS

As part of our overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, caps and floors. The notional amount of these derivative instruments was $608.0 million and $464.5 million at December 31, 2014 and 2013, respectively. The December 31, 2014 balances consist of $38.0 million notional amount of receive-fixed pay variable interest rate swaps on certain of its FHLB advances, $525.0 million notional amount of pay-fixed, receive variable interest rate swaps on certain of its FHLB advances and $45.0 million notional amount of receive-fixed pay variable interest rate swaps on certain of its commercial loans. The December 31, 2013 balances consist of $39.5 million notional amount of receive-fixed pay variable interest rate swaps and $425.0 million notional amount of pay-fixed, receive variable interest rate swaps on certain of its FHLB advances. These hedges were entered into to manage interest rate risk. These derivative instruments are recognized on the balance sheet at their fair value and are not reported on a net basis.

In addition, commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At December 31, 2014, the notional amount of the interest rate lock commitments and forward commitments were $19.7 million and $29.1 million, respectively. At December 31, 2013, the notional amount of the interest rate lock commitments and forward commitments were $10.5 million and $17.2 million, respectively. It is our practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans. All derivative instruments are recognized on the balance sheet at their fair value.

Old National also enters into derivative instruments for the benefit of its customers. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $435.6 million and $435.6 million, respectively, at December 31, 2014. At December 31, 2013, the notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $436.8 million and $436.8 million, respectively. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps, caps and collars. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.

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

Amounts reported in AOCI related to cash flow hedges will be reclassified to interest income or interest expense as interest payments are received or paid on the Company’s derivative instruments. During the next 12 months, the Company estimates that $0.6 million will be reclassified to interest income and $0.8 million will be reclassified to interest expense.

The following tables summarize the fair value of derivative financial instruments utilized by Old National:

	Asset Derivatives
	December 31, 2014		December 31, 2013
(dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$4,278	Other assets	$3,545

Total derivatives designated as hedging instruments		$4,278		$3,545

Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$13,780	Other assets	$18,279
Mortgage contracts	Other assets	514	Other assets	263

Total derivatives not designated as hedging instruments		$14,294		$18,542

Total derivatives		$18,572		$22,087

	Liability Derivatives
	December 31, 2014		December 31, 2013
(dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$9,951	Other liabilities	$1,218

Total derivatives designated as hedging instruments		$9,951		$1,218

Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$13,917	Other liabilities	$18,505

Total derivatives not designated as hedging instruments		$13,917		$18,505

Total derivatives		$23,868		$19,723

The effect of derivative instruments on the consolidated statement of income were as follows for the years ended December 31:

(dollars in thousands)		2014	2013	2012
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$1,002	$1,748	$2,114
Interest rate contracts (2)	Other income / (expense)	275	(33)	677

Total		$1,277	$1,715	$2,791

Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$—	$—	$241

Total		$—	$—	$241

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (3)	Other income / (expense)	$88	$209	$143
Mortgage contracts	Mortgage banking revenue	252	(215)	261

Total		$340	$(6)	$404

(1)	Amounts represent the net interest payments as stated in the contractual agreements.
(2)	Amounts represent ineffectiveness on derivatives designated as fair value hedges.
(3)	Includes the valuation differences between the customer and offsetting counterparty swaps.

NOTE 21 – COMMITMENTS AND CONTINGENCIES

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

The parties subsequently met twice with the mediator and were unable to reach an agreement to resolve the dispute. Old National’s pending Motion for Summary Judgment filed June 11, 2013, was denied by the Circuit Court on April 14, 2014, and on April 23, 2014, Old National sought leave from the Circuit Court to file an interlocutory appeal to the Indiana Court of Appeals. On May 28, 2014, the Circuit Court granted Old National’s motion. On June 5, 2014, Old National filed with the Court of Appeals a “Combined Motion to Accept Jurisdiction Over Interlocutory Appeal Pursuant to Appellate Rule 14(B) and Motion to Stay Trial Court Proceedings Pending Appeal Pursuant to Appellate Rule 14(H)”. On July 11, 2014, the Court of Appeals granted both of Old National’s Motions, thereby accepting the appeal and issuing a Stay of the case before the Circuit Court. Old National believes it has meritorious defenses to the claims brought by the plaintiffs. Old National expects a decision on the Appeal by the Court of Appeals sometime in the first six months of 2015. At this phase of the litigation, it is not possible for management of Old National to determine the probability of a material adverse outcome or reasonably estimate the amount of any loss.

LEASES

Old National rents certain premises and equipment under operating leases, which expire at various dates. Many of these leases require the payment of property taxes, insurance premiums, maintenance and other costs. In some cases, rentals are subject to increase in relation to a cost-of-living index. As of December 31, 2014, 121 of Old National’s 195 total financial centers are subject to operating leases while 74 are owned. The leases have original terms ranging from less than one year to twenty-four years, and Old National has the right, at its option, to extend the term of certain leases for four additional successive terms of five years. Old National does not have any material sub-lease agreements.

Total rental expense was $29.0 million in 2014, $29.1 million in 2013 and $32.0 million in 2012. The following is a summary of future minimum lease commitments as of December 31, 2014:

(dollars in thousands)
2015	$32,338
2016	31,078
2017	30,690
2018	29,281
2019	27,505
Thereafter	229,452

Total	$380,344

As of December 31, 2014 and 2013, Old National had $68.3 million and $74.4 million, respectively, of deferred gains remaining associated with prior sale leaseback transactions. The leases had original terms ranging from five to twenty-four years. These gains will be recognized over the remaining term of the leases.

CREDIT-RELATED FINANCIAL INSTRUMENTS

In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.584 billion and standby letters of credit of $65.3 million at December 31, 2014. At December 31, 2014, approximately $1.487 billion of the loan commitments had fixed rates and $97.1 million had floating rates, with the fixed interest rates ranging from 0% to 21%. At December 31, 2013, loan commitments were $1.271 billion and standby letters of credit were $62.0 million. These commitments are not reflected in the consolidated financial statements. At December 31, 2014 and 2013, the balance of the allowance for credit losses on unfunded loan commitments was $4.4 million and $2.7 million, respectively.

At December 31, 2014 and 2013, Old National had credit extensions of $13.0 million and $15.6 million, respectively, with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients. At December 31, 2014 and 2013, Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $11.5 million and $12.4 million, respectively. Old National did not provide collateral for the remaining credit extensions.

NOTE 22 – FINANCIAL GUARANTEES

Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires the Company to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At December 31, 2014, the notional amount of standby letters of credit was $65.3 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.4 million. At December 31, 2013, the notional amount of standby letters of credit was $62.0 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.4 million.

Old National entered into a risk participation in an interest rate swap during the second quarter of 2007, which had a notional amount of $7.6 million at December 31, 2014. Old National entered into an additional risk participation in an interest rate swap during the third quarter of 2014, which had a notional amount of $13.5 million at December 31, 2014.

NOTE 23 – REGULATORY RESTRICTIONS

RESTRICTIONS ON CASH AND DUE FROM BANKS

Old National’s affiliate bank is required to maintain reserve balances on hand and with the Federal Reserve Bank which are interest bearing and unavailable for investment purposes. The reserve balances were $67.9 million as of December 31, 2014 and $50.3 million as of December 31, 2013. In addition, Old National had $0.2 million and $0.8 million as of December 31, 2014 and 2013, respectively, in cash and due from banks which was held as collateral for collateralized swap positions.

RESTRICTIONS ON TRANSFERS FROM AFFILIATE BANK

Regulations limit the amount of dividends an affiliate bank can declare in any year without obtaining prior regulatory approval. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years. Prior regulatory approval to pay dividends was not required in 2012, 2013 or 2014 and is not currently required.

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

At December 31, 2014, Old National and Old National Bank exceeded the regulatory minimums and Old National Bank met the regulatory definition of well-capitalized based on the most recent regulatory notification. To be categorized as well-capitalized, Old National Bank must maintain minimum total risk-based, Tier 1 risked-based and Tier 1 leverage ratios.

The following table summarizes capital ratios for Old National and Old National Bank as of December 31:

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
2014
Total capital to risk-weighted assets
Old National Bancorp	$996,929	13.59%	$586,722	8.00%	$	N/A	N/A	%
Old National Bank	949,596	13.02	583,266	8.00		729,082	10.00
Tier 1 capital to risk-weighted assets
Old National Bancorp	944,649	12.88	293,361	4.00		N/A	N/A
Old National Bank	897,316	12.31	291,633	4.00		437,449	6.00
Tier 1 capital to average assets
Old National Bancorp	944,649	8.79	429,935	4.00		N/A	N/A
Old National Bank	897,316	8.41	426,873	4.00		533,591	5.00

2013
Total capital to risk-weighted assets
Old National Bancorp	$871,076	15.19%	$458,717	8.00%	$	N/A	N/A	%
Old National Bank	720,313	12.67	454,685	8.00		568,356	10.00
Tier 1 capital to risk-weighted assets
Old National Bancorp	821,281	14.32	229,358	4.00		N/A	N/A
Old National Bank	670,518	11.80	227,342	4.00		341,014	6.00
Tier 1 capital to average assets
Old National Bancorp	821,281	8.92	368,092	4.00		N/A	N/A
Old National Bank	670,518	7.35	364,793	4.00		455,992	5.00

NOTE 24 – PARENT COMPANY FINANCIAL STATEMENTS

The following are the condensed parent company only financial statements of Old National:

OLD NATIONAL BANCORP (PARENT COMPANY ONLY) CONDENSED BALANCE SHEETS
	December 31,
(dollars in thousands)	2014	2013
Assets
Deposits in affiliate bank	$168,467	$75,637
Trading securities – at fair value	3,881	3,566
Investment securities – available-for-sale	1,338	2,025
Investment in affiliates:
Banking subsidiaries	1,398,835	989,585
Non-banks	49,284	42,706
Other assets	91,064	103,423

Total assets	$1,712,869	$1,216,942

Liabilities and Shareholders’ Equity
Other liabilities	$31,989	$29,564
Other borrowings	215,116	24,738
Shareholders’ equity	1,465,764	1,162,640

Total liabilities and shareholders’ equity	$1,712,869	$1,216,942

OLD NATIONAL BANCORP (PARENT COMPANY ONLY) CONDENSED STATEMENTS OF INCOME
	Years Ended December 31,
(dollars in thousands)	2014	2013	2012
Income
Dividends from affiliates	$65,292	$116,073	$53,042
Net securities gains	170	416	165
Other income	1,554	1,864	1,710
Other income from affiliates	79	138	153

Total income	67,095	118,491	55,070

Expense
Interest on borrowings	3,837	624	786
Other expenses	11,357	11,228	14,270

Total expense	15,194	11,852	15,056

Income before income taxes and equity in undistributed earnings of affiliates	51,901	106,639	40,014
Income tax benefit	(4,020)	(4,044)	(5,909)

Income before equity in undistributed earnings of affiliates	55,921	110,683	45,923
Equity in undistributed earnings of affiliates	47,746	(9,763)	45,752

Net income	$103,667	$100,920	$91,675

OLD NATIONAL BANCORP (PARENT COMPANY ONLY) CONDENSED STATEMENT OF CASH FLOWS
	Years Ended December 31,
(dollars in thousands)	2014	2013	2012
Cash Flows From Operating Activities
Net income	$103,667	$100,920	$91,675

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	11	8	15
Net securities gains	(270)	(416)	(134)
Stock compensation expense	4,162	3,958	3,317
(Increase) decrease in other assets	18,540	(17,972)	9,056
Increase (decrease) in other liabilities	286	3,095	(496)
Equity in undistributed earnings of affiliates	(47,746)	9,763	(45,752)

Total adjustments	(25,017)	(1,564)	(33,994)

Net cash flows provided by operating activities	78,650	99,356	57,681

Cash Flows From Investing Activities
Net cash and cash equivalents of acquisitions	(82,975)	—	1
Purchases of investment securities	(45)	(53)	(147)
Net advances to affiliates	(3,832)	—	—
Purchases of premises and equipment	(1,032)	(60)	(173)

Net cash flows used in investing activities	(87,884)	(113)	(319)

Cash Flows From Financing Activities
Payments related to retirement of debt	—	—	(16,000)
Proceeds from issuance of other borrowings	175,000	—	—
Cash dividends paid on common stock	(48,181)	(40,278)	(34,657)
Common stock repurchased	(25,830)	(24,292)	(3,990)
Proceeds from exercise of stock options, including tax benefit	749	1,412	717
Common stock issued	326	290	254

Net cash flows provided by (used in) financing activities	102,064	(62,868)	(53,676)

Net increase in cash and cash equivalents	92,830	36,375	3,686
Cash and cash equivalents at beginning of period	75,637	39,262	35,576

Cash and cash equivalents at end of period	$168,467	$75,637	$39,262

NOTE 25 – SEGMENT INFORMATION

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

Insurance

The insurance segment offers full-service insurance brokerage services including commercial property and casualty, surety, loss control services, employee benefits consulting and administration, and personal insurance. Our agencies offer products that are issued and underwritten by various insurance companies not affiliated with us. In addition, we have two affiliated third party claims management companies that handle service claims for self-insured clients.

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

Selected business segment financial information as of and for the years ended December 31, 2014, 2013 and 2012 were as follows:

SEGMENT INFORMATION
(dollars in thousands)	Banking	Insurance	Other	Total
2014
Net interest income	$370,132	$11	$(3,773)	$366,370
Noninterest income	121,624	41,314	2,191	165,129
Noncash items:
Depreciation and software amortization	13,950	138	551	14,639
Provision for loan losses	3,097	—	—	3,097
Amortization of intangibles	7,507	1,613	—	9,120
Income tax expense (benefit)	41,056	1,381	(4,140)	38,297
Segment profit	109,776	2,428	(8,537)	103,667
Segment assets	11,500,974	62,537	84,040	11,647,551

2013
Net interest income	$317,913	$15	$(504)	$317,424
Noninterest income	143,953	38,657	2,148	184,758
Noncash items:
Depreciation and software amortization	12,082	142	299	12,523
Provision for loan losses	(2,319)	—	—	(2,319)
Amortization of intangibles	6,489	1,673	—	8,162
Income tax expense (benefit)	44,489	1,052	(3,944)	41,597
Segment profit	104,265	1,925	(5,270)	100,920
Segment assets	9,446,349	65,328	70,067	9,581,744

2012
Net interest income	$309,321	$21	$(585)	$308,757
Noninterest income	151,410	36,732	1,674	189,816
Noncash items:
Depreciation and software amortization	11,869	271	964	13,104
Provision for loan losses	5,030	—	—	5,030
Amortization of intangibles	6,100	1,841	—	7,941
Income tax expense (benefit)	40,569	1,397	(5,856)	36,110
Segment profit	96,882	1,755	(6,962)	91,675
Segment assets	9,413,281	62,956	67,386	9,543,623

NOTE 26 – INTERIM FINANCIAL DATA (UNAUDITED)

The following table details the quarterly results of operations for the years ended December 31, 2014 and 2013.

INTERIM FINANCIAL DATA
(unaudited, dollars	Quarters Ended 2014				Quarters Ended 2013
and shares in thousands, except per share data)	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Interest income	$97,318	$114,618	$89,528	$88,265	$86,132	$83,894	$85,682	$86,102
Interest expense	7,275	6,251	5,046	4,787	4,945	5,898	6,491	7,052

Net interest income	90,043	108,367	84,482	83,478	81,187	77,996	79,191	79,050
Provision for loan losses	869	2,591	(400)	37	2,253	(1,724)	(3,693)	845
Noninterest income	50,495	34,418	39,653	40,563	44,444	47,755	46,244	46,315
Noninterest expense	100,117	99,965	98,104	88,252	88,227	96,658	86,916	90,183

Income before income taxes	39,552	40,229	26,431	35,752	35,151	30,817	42,212	34,337
Income tax expense	10,302	11,095	7,658	9,242	10,602	6,869	13,734	10,392

Net income	$29,250	$29,134	$18,773	$26,510	$24,549	$23,948	$28,478	$23,945

Net income per share:
Basic	$0.25	$0.26	$0.18	$0.27	$0.24	$0.24	$0.28	$0.24
Diluted	0.25	0.26	0.18	0.26	0.25	0.23	0.28	0.24

Average shares:
Basic	115,924	111,428	103,904	99,797	100,153	100,645	100,981	101,081
Diluted	116,592	111,947	104,361	100,325	100,718	101,131	101,352	101,547

Quarterly results, most notably interest income, noninterest income and noninterest expense, were impacted by the acquisition of 24 bank branches from Bank of America on July 12, 2013, the acquisition of Tower Financial Corporation on April 25, 2014, the acquisition of United Bancorp, Inc. on July 31, 2014, and the acquisition of LSB Financial Corp. on November 1, 2014. Also impacting interest income and noninterest income were fluctuations in the accretion income and offsetting amortization of our indemnification asset associated with the July 2011 FDIC-assisted acquisition of Integra.

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

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2014. The applicable information appearing in the Proxy Statement for the 2015 annual meeting is incorporated by reference.

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

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2014. The applicable information appearing in our Proxy Statement for the 2015 annual meeting is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is omitted from this report, (with the exception of the “Equity Compensation Plan Information”, which is reported in Item 5 of this report and is incorporated herein by reference) pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2014. The applicable information appearing in the Proxy Statement for the 2015 annual meeting is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2014. The applicable information appearing in the Proxy Statement for the 2015 annual meeting is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2014. The applicable information appearing in the Proxy Statement for the 2015 annual meeting is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements:

The following consolidated financial statements of the registrant and its subsidiaries are filed as part of this document under “Item 8. Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2014 and 2013

Consolidated Statements of Income – Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income – Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Changes in Shareholders’ Equity -Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows – Years Ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

The schedules for Old National and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

3.	Exhibits

The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are as follows:

Exhibit Number

2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

2(a)	Purchase and Assumption Agreement Whole Bank All Deposits, among Federal Deposit Insurance Corporation, receiver of Integra Bank National Association, Evansville, Indiana, the Federal Deposit Insurance Corporation and Old National Bank, dated July 29, 2011 (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2011).

2(b)	Purchase and Assumption Agreement dated as of January 8, 2013 by and between Old National Bancorp and Bank of America, National Association (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2013).

2(c)	Agreement and Plan of Merger dated as of September 9, 2013 by and between Old National Bancorp and Tower Financial Corporation (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2013).

2(d)	Agreement and Plan of Merger dated as of January 7, 2014 by and between Old National Bancorp and United Bancorp, Inc. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2014).

2(e)	Agreement and Plan of Merger dated as of June 3, 2014 by and between Old National Bancorp and LSB Financial Corp. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2014).

Exhibit Number

2(f)	Agreement and Plan of Merger dated as of July 25, 2014 by and between Old National Bancorp and Founders Financial Corporation (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2014).

3(a)	Third Amended and Restated Articles of Incorporation of Old National, amended October 25, 2013 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2013).

3(b)	Amended and Restated By-Laws of Old National Bancorp, amended June 2, 2014 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2014).

3(c)	Amended and Restated By-Laws of Old National Bancorp, amended July 24, 2014 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2014).

4	Instruments Defining Rights of Security Holders, Including Indentures.

4(a)	Senior Indenture between Old National and The Bank of New York Trust Company (as successor to J.P. Morgan Trust Company, National Association (as successor to Bank One, N.A.)), as trustee, dated as of July 23, 1997 (incorporated by reference to Exhibit 4.3 to Old National’s Registration Statement on Form S-3, Registration No. 333-118374, filed with the Securities and Exchange Commission on December 2, 2004).

4(b)	Form of Indenture between Old National and J.P. Morgan Trust Company, National Association (as successor to Bank One, NA), as trustee (incorporated by reference to Exhibit 4.1 to Old National’s Registration Statement on Form S-3, Registration No. 333-87573, filed with the Securities and Exchange Commission on September 22, 1999).

4(c)	First Indenture Supplement dated as of May 20, 2005, between Old National and J.P. Morgan Trust Company, as trustee, providing for the issuance of its 5.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2005).

4(d)	Second Indenture Supplement, dated as of August 15, 2014, between Old National and The Bank of New York Mellon Trust Company, N.A., as trustee, providing for the issuance of its 4.125% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2014).

4(e)	Form of 5.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2005).

4(f)	Form of 4.125% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2014).

10	Material Contracts

(a)	Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(a) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(b)	Second Amendment to the Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(b) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

Exhibit Number

(c)	2005 Directors Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(c) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(d)	Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(d) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(e)	Second Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(e) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(f)	Third Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(f) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(g)	2005 Executive Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(g) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(h)	Summary of Old National Bancorp’s Outside Director Compensation Program (incorporated by reference to Old National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*

(i)	Form of Executive Stock Option Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(h) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

(j)	Form of 2006 Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

(k)	Form of 2007 Non-qualified Stock Option Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(y) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

(l)	Lease Agreement, dated December 20, 2006 between ONB One Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(aa) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

(m)	Lease Agreement, dated December 20, 2006 between ONB 123 Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(ab) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

(n)	Lease Agreement, dated December 20, 2006 between ONB 4th Street Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(ac) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

(o)	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #1, LLC, and Old National Bank (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

Exhibit Number

(p)	Lease Supplement No. 1 dated September 19, 2007, by and between ONB CTL Portfolio Landlord #1, LLC, Old National Bank and ONB Insurance Group, Inc. (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

(q)	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #2, LLC, and Old National Bank (incorporated by reference to Exhibit 99.4 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

(r)	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #3, LLC, and Old National Bank (incorporated by reference to Exhibit 99.5 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

(s)	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #4, LLC, and Old National Bank (incorporated by reference to Exhibit 99.6 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

(t)	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #5, LLC, and Old National Bank (incorporated by reference to Exhibit 99.7 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

(u)	Form of Lease Agreement dated October 19, 2007 entered into by affiliates of Old National Bancorp and affiliates of SunTrust Equity Funding, LLC (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2007).

(v)	Form of Lease Agreement dated December 27, 2007 entered into by affiliates of Old National Bancorp and affiliates of SunTrust Equity Funding, LLC (as incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2007).

(w)	Form of 2008 Non-qualified Stock Option Award Agreement (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

(x)	Old National Bancorp Code of Conduct (incorporated by reference to Exhibit 14.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2008).

(y)	Form of 2009 Executive Stock Option Agreement between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

(z)	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-161394 filed with the Securities and Exchange Commission on August 17, 2009).

(aa)	Form of Employment Agreement for Robert G. Jones (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2011).*

(ab)	Form of Employment Agreement for Christopher A. Wolking and Daryl D. Moore (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K with the Securities and Exchange Commission on January 27, 2011).*

(ac)	Employment Agreement for James A. Sandgren (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2014).*

Exhibit Number

(ad)	Form of 2011 Performance Share Award Agreement – Internal Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(av) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2010).*

(ae)	Form of 2011 Performance Share Award Agreement – Relative Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(aw) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2010).*

(af)	Form of 2011 “Service Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(ax) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2010).*

(ag)	Form of Amended Severance/Change of Control Agreement for Jeffrey L. Knight (incorporated by reference to Exhibit 10(bb) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

(ah)	Form of 2012 Performance Share Award Agreement – Internal Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(bc) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

(ai)	Form of 2012 Performance Share Award Agreement – Relative Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(bd) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

(aj)	Form of 2012 “Service Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(be) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

(ak)	Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Appendix I of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2012).*

(al)	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-183344 filed with the Securities and Exchange Commission on August 16, 2012).

(am)	Form of 2013 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(bg) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2012).*

(an)	Form of 2013 Performance Share Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(bh) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2012).*

(ao)	Voting Agreement by and among directors of Tower Financial Corporation (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2013).

(ap)	Voting Agreement by and among directors of United Bancorp, Inc. (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2014).

(aq)	Form of 2014 Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(ap) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2013).*

Exhibit Number

(ar)	Form of 2014 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(aq) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2013).*

(as)	Voting Agreement by and among directors of LSB Financial Corp. (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2014).

(at)	Voting Agreement by and among directors of Founders Financial Corporation (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2014).

(au)	Form of 2015 Performance Units Award Agreement between Old National and certain key associates is filed herewith.*

(av)	Form of 2015 Restricted Stock Award Agreement between Old National and certain key associates is filed herewith.*

21	Subsidiaries of Old National Bancorp

23.1	Consent of Crowe Horwath LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Old National Bancorp’s Annual Report on Form 10-K Report for the year ended December 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.**

*	Management contract or compensatory plan or arrangement
**	Furnished, not filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Old National has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD NATIONAL BANCORP

By:	/s/ Robert G. Jones
Robert G. Jones, President and Chief Executive Officer (Principal Executive Officer)

Date:	February 25, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 25, 2015, by the following persons on behalf of Old National and in the capacities indicated.

By:	/s/ Alan W. Braun
Alan W. Braun, Director

By:	/s/ Larry E. Dunigan
Larry E. Dunigan,
Chairman of the Board of Directors

By:	/s/ Niel C. Ellerbrook
Niel C. Ellerbrook, Director

By:	/s/ Andrew E. Goebel
Andrew E. Goebel, Director

By:	/s/ Jerome F. Henry Jr.
Jerome F. Henry Jr., Director

By:	/s/ Robert G. Jones
Robert G. Jones,
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Phelps L. Lambert
Phelps L. Lambert, Director

By:	/s/ Arthur H. McElwee Jr.
Arthur H. McElwee Jr., Director

By:	/s/ James T. Morris
James T. Morris, Director

By:	/s/ Randall T. Shepard
Randall T. Shepard, Director

By:	/s/ Rebecca S. Skillman
Rebecca S. Skillman, Director

By:	/s/ Kelly N. Stanley
Kelly N. Stanley, Director

By:	/s/ Linda E. White
Linda E. White, Director

By:	/s/ Christopher A. Wolking
Christopher A. Wolking,
Senior Executive Vice President and Chief
Financial Officer (Principal Financial Officer)

By:	/s/ Joan M. Kissel
Joan M. Kissel,
Senior Vice President and Corporate Controller (Principal Accounting Officer)