Form 10-Q
period 2015-03-31
OLD NATIONAL BANCORP /IN/
filed 2015-05-01
CIK 707179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The Registrant has one class of common stock (no par value) with 116,983,000 shares outstanding at March 31, 2015.

OLD NATIONAL BANCORP

FORM 10-Q

OLD NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,	March 31,
(dollars and shares in thousands, except per share data)	2015	2014	2014
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$195,970	$207,871	$197,446
Money market and other interest-earning investments	19,343	32,092	17,078

Total cash and cash equivalents	215,313	239,963	214,524
Trading securities - at fair value	3,964	3,881	3,681
Investment securities - available-for-sale, at fair value:
U.S. Treasury	25,178	15,166	15,697
U.S. government-sponsored entities and agencies	709,379	685,951	490,080
Mortgage-backed securities	1,090,731	1,241,662	1,246,408
States and political subdivisions	340,630	314,541	251,839
Other securities	379,552	370,511	343,742

Total investment securities - available-for-sale	2,545,470	2,627,831	2,347,766
Investment securities - held-to-maturity, at amortized cost (fair value $899,653, $903,935 and $812,914, respectively)	836,038	844,054	779,294
Federal Home Loan Bank/Federal Reserve stock, at cost	75,068	71,175	61,882
Loans held for sale, at fair value	210,513	213,490	6,169
Loans:
Commercial	1,668,275	1,629,600	1,367,486
Commercial real estate	1,813,579	1,711,110	1,156,593
Residential real estate	1,625,354	1,519,156	1,356,233
Consumer credit, net of unearned income	1,408,491	1,310,627	997,808
Covered loans, net of discount	136,840	147,708	194,161

Total loans	6,652,539	6,318,201	5,072,281
Allowance for loan losses	(46,675)	(44,297)	(41,539)
Allowance for loan losses - covered loans	(2,203)	(3,552)	(6,014)

Net loans	6,603,661	6,270,352	5,024,728

FDIC indemnification asset	20,024	20,603	65,699
Premises and equipment, net	132,101	135,892	108,866
Accrued interest receivable	62,503	60,966	48,764
Goodwill	587,904	530,845	352,729
Other intangible assets	43,738	38,694	24,120
Company-owned life insurance	335,976	325,617	276,956
Assets held for sale	14,636	9,127	9,043
Other real estate owned and repossessed personal property	8,482	7,241	7,629
Other real estate owned - covered	7,084	9,121	12,918
Other assets	248,832	238,699	200,012

Total assets	$11,951,307	$11,647,551	$9,544,780

Liabilities
Deposits:
Noninterest-bearing demand	$2,553,801	$2,427,748	$2,047,664
Interest-bearing:
NOW	2,218,243	2,176,879	1,789,167
Savings	2,384,502	2,222,557	2,014,574
Money market	636,933	574,462	445,953
Time	1,134,041	1,089,018	960,804

Total deposits	8,927,520	8,490,664	7,258,162
Short-term borrowings	463,007	551,309	410,128
Other borrowings	870,580	920,102	506,782
Accrued expenses and other liabilities	206,929	219,712	184,471

Total liabilities	10,468,036	10,181,787	8,359,543

Shareholders’ Equity
Preferred stock, 2,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $1.00 per share stated value, 150,000 shares authorized, 116,983, 116,847 and 100,084 shares issued and outstanding, respectively	116,983	116,847	100,084
Capital surplus	1,121,594	1,118,292	900,665
Retained earnings	268,936	262,180	222,418
Accumulated other comprehensive income (loss), net of tax	(24,242)	(31,555)	(37,930)

Total shareholders’ equity	1,483,271	1,465,764	1,185,237

Total liabilities and shareholders’ equity	$11,951,307	$11,647,551	$9,544,780

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended
	March 31,
(dollars and shares in thousands, except per share data)	2015	2014
Interest Income
Loans including fees:
Taxable	$74,959	$64,957
Nontaxable	2,943	2,509
Investment securities:
Taxable	14,726	15,769
Nontaxable	5,960	5,024
Money market and other interest-earning investments	6	6

Total interest income	98,594	88,265

Interest Expense
Deposits	3,563	3,283
Short-term borrowings	96	67
Other borrowings	3,942	1,437

Total interest expense	7,601	4,787

Net interest income	90,993	83,478
Provision for loan losses	1	37

Net interest income after provision for loan losses	90,992	83,441

Noninterest Income
Wealth management fees	8,520	5,792
Service charges on deposit accounts	11,045	11,134
Debit card and ATM fees	6,732	5,736
Mortgage banking revenue	2,963	630
Insurance premiums and commissions	12,113	11,962
Investment product fees	4,403	3,868
Company-owned life insurance	2,152	1,467
Net securities gains	2,683	559
Total other-than-temporary impairment losses	—	(100)
Loss recognized in other comprehensive income	—	—

Impairment losses recognized in earnings	—	(100)
Recognition of deferred gain on sale leaseback transactions	1,524	1,524
Change in FDIC indemnification asset	(968)	(7,343)
Other income	4,128	5,334

Total noninterest income	55,295	40,563

Noninterest Expense
Salaries and employee benefits	69,694	51,380
Occupancy	14,293	10,942
Equipment	3,904	3,014
Marketing	2,236	2,185
Data processing	6,590	5,584
Communication	2,744	2,611
Professional fees	3,132	3,682
Loan expense	1,326	1,317
Supplies	684	653
FDIC assessment	1,885	1,441
Other real estate owned expense	1,161	758
Amortization of intangibles	3,081	1,837
Other expense	5,426	2,848

Total noninterest expense	116,156	88,252

Income before income taxes	30,131	35,752
Income tax expense	9,225	9,242

Net income	$20,906	$26,510

Net income per common share - basic	$0.18	$0.27
Net income per common share - diluted	0.18	0.26

Weighted average number of common shares outstanding - basic	118,540	99,797
Weighted average number of common shares outstanding - diluted	119,076	100,325

Dividends per common share	$0.12	$0.11

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2015	2014

Net income	$20,906	$26,510

Other comprehensive income:

Change in securities available-for-sale:
Unrealized holding gains (losses) for the period	18,306	12,055
Reclassification adjustment for securities gains realized in income	(2,683)	(559)
Other-than-temporary-impairment on available-for-sale securities associated with credit loss realized in income	—	100
Income tax effect	(5,796)	(4,463)

Unrealized gains on available-for-sale securities	9,827	7,133

Change in securities held-to-maturity:
Amortization of fair value for securities held-to-maturity previously recognized into accumulated other comprehensive income	337	397
Income tax effect	66	(127)

Changes from securities held-to-maturity	403	270

Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	(5,628)	(1,937)
Reclassification adjustment for (gains) losses realized in net income	186	—
Income tax effect	2,068	737

Changes from cash flow hedges	(3,374)	(1,200)

Defined benefit pension plans:
Amortization of net loss recognized in income	738	352
Income tax effect	(281)	(19)

Changes from defined benefit pension plans	457	333

Other comprehensive income, net of tax	7,313	6,536

Comprehensive income	$28,219	$33,046

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(dollars in thousands)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2013	$99,859	$900,254	$206,993	$(44,466)	$1,162,640
Net income	—	—	26,510	—	26,510
Other comprehensive income (loss)	—	—	—	6,536	6,536
Dividends - common stock	—	—	(10,997)	—	(10,997)
Common stock issued	5	73	—	—	78
Common stock repurchased	(116)	(1,460)	—	—	(1,576)
Stock based compensation expense	—	1,028	—	—	1,028
Stock activity under incentive compensation plans	336	770	(88)	—	1,018

Balance at March 31, 2014	$100,084	$900,665	$222,418	$(37,930)	$1,185,237

Balance at December 31, 2014	$116,847	$1,118,292	$262,180	$(31,555)	$1,465,764
Net income	—	—	20,906	—	20,906
Other comprehensive income (loss)	—	—	—	7,313	7,313
Acquisition - Founders Financial Corporation	3,402	47,224	—	—	50,626
Dividends - common stock	—	—	(14,238)	—	(14,238)
Common stock issued	7	90	—	—	97
Common stock repurchased	(3,468)	(44,735)	—	—	(48,203)
Stock based compensation expense	—	1,204	—	—	1,204
Stock activity under incentive compensation plans	195	(481)	88	—	(198)

Balance at March 31, 2015	$116,983	$1,121,594	$268,936	$(24,242)	$1,483,271

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2015	2014
Cash Flows From Operating Activities
Net income	$20,906	$26,510

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	4,140	2,943
Amortization of other intangible assets	3,081	1,837
Net premium amortization on investment securities	4,792	2,998
Amortization of FDIC indemnification asset	968	7,343
Stock compensation expense	1,204	1,028
Provision for loan losses	1	37
Net securities gains	(2,683)	(559)
Impairment on available-for-sale securities	—	100
Recognition of deferred gain on sale leaseback transactions	(1,524)	(1,524)
Net gains on sales of other assets	(52)	(466)
Increase in cash surrender value of company-owned life insurance	(2,062)	(1,835)
Residential real estate loans originated for sale	(78,224)	(17,747)
Proceeds from sale of residential real estate loans	73,968	19,743
(Increase) decrease in interest receivable	(277)	1,441
Decrease in other real estate owned	1,470	685
(Increase) decrease in other assets	(4,516)	16,139
Decrease in accrued expenses and other liabilities	(18,072)	(3,134)

Total adjustments	(17,786)	29,029

Net cash flows provided by operating activities	3,120	55,539

Cash Flows From Investing Activities
Net cash and cash equivalents of acquired banks	(37,098)	—
Purchases of investment securities available-for-sale	(129,563)	(93,992)
Purchases of investment securities held-to-maturity	—	(25,185)
Purchases of Federal Reserve stock	(2,083)	—
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	132,471	91,335
Proceeds from sales of investment securities available-for-sale	170,265	16,523
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	5,609	7,350
Proceeds from sales of investment securities held-to-maturity	855	—
Reimbursements under FDIC loss share agreements	—	15,989
Net principal collected from (loans made to) loan customers	18,424	11,054
Proceeds from sale of premises and equipment and other assets	4	6
Purchases of premises and equipment and other assets	(6,959)	(3,515)

Net cash flows provided by investing activities	151,925	19,565

Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
Deposits	60,200	47,259
Short-term borrowings	(100,794)	(52,204)
Payments for maturities on other borrowings	(227,017)	(175,120)
Proceeds from issuance of other borrowings	150,000	125,000
Cash dividends paid on common stock	(14,238)	(10,997)
Common stock repurchased	(48,203)	(1,576)
Proceeds from exercise of stock options, including tax benefit	260	257
Common stock issued	97	78

Net cash flows used in financing activities	(179,695)	(67,303)

Net increase (decrease) in cash and cash equivalents	(24,650)	7,801
Cash and cash equivalents at beginning of period	239,963	206,723

Cash and cash equivalents at end of period	$215,313	$214,524

Supplemental cash flow information:
Total interest paid	$9,374	$4,935
Total taxes paid (net of refunds)	$(49)	$3,001

OLD NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of March 31, 2015 and 2014, and December 31, 2014, and the results of its operations for the three months ended March 31, 2015 and 2014. Interim results do not necessarily represent annual results. These financial statements should be read in conjunction with Old National’s Annual Report for the year ended December 31, 2014.

All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the 2015 presentation. Such reclassifications had no effect on net income or shareholders’ equity and were insignificant amounts.

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

FASB ASC 860 – In June 2014, the FASB issued an update (ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures) impacting FASB ASC 860, Transfers and Servicing. The amendments in this update change the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The amendments also require new disclosures. An entity is required to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. An entity must also provide additional information about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The amendments in this update became effective for interim and annual periods beginning after December 15, 2014 and did not have a material impact on the consolidated financial statements. No change to our current disclosure was required.

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

FASB ASC 835 – In April 2015, the FASB issued an update (ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs) impacting FASB ASC 835-30, Interest-Imputation of Interest. This update is part of FASB’s initiative to reduce complexity in accounting standards; otherwise known as the Simplification Initiative. The FASB Board received feedback that having different balance sheet presentation requirements for debt issuance costs and debt discount and premium creates unnecessary complexity. Recognizing debt issuance costs as a deferred charge (that is, an asset) also is different from the guidance in International Financial Reporting Standards, which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. To simplify presentation of debt issuance costs, the amendments in the update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

FASB ASC 350 – In April 2015, the FASB issued an update (ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement) impacting FASB ASC 350-40, Intangibles: Goodwill and Other: Internal-Use Software. This update is part of the FASB’s Simplification Initiative. The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change generally accepted accounting principles for a customer’s accounting for service contracts. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. We can elect to adopt the amendments either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

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

The portion of the purchase price allocated to goodwill will not be deductible for tax purposes and is included in the “Banking” segment, as described in Note 21 of these consolidated financial statement footnotes.

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

The total purchase price for United was $157.8 million, consisting of $34.0 million of cash, the issuance of 9.1 million shares of Old National Common Stock valued at $122.0 million, and the assumption of United’s options and stock appreciation rights, valued at $1.8 million. This acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. To date, transaction and integration costs of $7.3 million associated with the acquisition have been expensed and remaining integration costs will be expensed in future quarters as incurred.

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

The portion of the purchase price allocated to goodwill will not be deductible for tax purposes and is included in the “Banking” segment, as described in Note 21 of these consolidated financial statement footnotes.

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

The total purchase price for LSB was $69.6 million, consisting of $17.8 million of cash and the issuance of 3.6 million shares of Old National Common Stock valued at $51.8 million. This acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. To date, transaction and integration costs of $2.9 million associated with the acquisition have been expensed and remaining integration costs will be expensed in future quarters as incurred.

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

Cash and cash equivalents	$7,589
Investment securities	63,684
Federal Home Loan Bank stock	3,185
Loans held for sale	1,035
Loans	236,607
Premises and equipment	6,492
Accrued interest receivable	1,044
Other real estate owned	30
Company-owned life insurance	7,438
Other assets	11,031
Deposits	(292,068)
Other borrowings	(15,203)
Accrued expenses and other liabilities	(4,582)

Net tangible assets acquired	26,282
Definite-lived intangible assets acquired	2,618
Loan servicing rights	990
Goodwill	39,705

Purchase price	$69,595

Prior to the end of the one year measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively. During the first quarter of 2015, immaterial adjustments were made to the purchase price allocations that affected the amounts allocated to goodwill, loans and other assets.

The portion of the purchase price allocated to goodwill will not be deductible for tax purposes and is included in the “Banking” segment, as described in Note 21 of these consolidated financial statement footnotes.

The acquired identifiable intangible asset is core deposit intangible and the estimated fair value is $2.6 million. The core deposit intangible asset will be amortized over an estimated useful life of 7 years and is included in the “Banking” segment, as described in Note 21 of these consolidated financial statement footnotes.

Acquired loan data for LSB can be found in the table below:

(in thousands)	Fair Value of Acquired Loans at Acquisition Date	Gross Contractual Amounts Receivable at Acquisition Date	Best Estimate at Acquisition Date of Contractual Cash Flows Not Expected to be Collected
Acquired receivables subject to ASC 310-30	$11,986	$24,493	$9,903
Acquired receivables not subject to ASC 310-30	$224,621	$340,832	$57,884

Founders Financial Corporation

On July 28, 2014, Old National announced that it had entered into an agreement to acquire Grand Rapids, Michigan-based Founders Financial Corporation (“Founders”) through a stock and cash merger. The acquisition was completed effective January 1, 2015 (the “Closing Date”). Founders was a bank holding company with Founders Bank & Trust as its wholly-owned subsidiary and operated four full-service banking centers in Kent County. Old National believes that it will be able to achieve cost savings by integrating the two companies and combining accounting, data processing, retail and lending support, and other administrative functions after the merger, which will enable Old National to achieve economies of scale in these areas.

The total purchase price for Founders was $91.7 million, consisting of $41.0 million of cash and the issuance of 3.4 million shares of Old National Common Stock valued at $50.6 million. This acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. To date, transaction and integration costs of $3.7 million associated with the acquisition have been expensed and remaining integration costs will be expensed in future quarters as incurred.

Under the acquisition method of accounting, the total estimated purchase price is allocated to net tangible and intangible assets based on their current estimated fair values on the date of acquisition. Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on assumptions that are subject to change, the purchase price for the Founders acquisition is allocated as follows (in thousands):

Cash and cash equivalents	$3,978
Investment securities	75,383
Federal Home Loan Bank stock	1,810
Loans held for sale	3,473
Loans	339,569
Premises and equipment	3,604
Accrued interest receivable	1,260
Other real estate owned	674
Company-owned life insurance	8,297
Other assets	8,866
Deposits	(376,656)
Other borrowings	(39,380)
Accrued expenses and other liabilities	(1,579)

Net tangible assets acquired	29,299
Definite-lived intangible assets acquired	5,515
Loan servicing rights	664
Goodwill	56,224

Purchase price	$91,702

Prior to the end of the one year measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.

The portion of the purchase price allocated to goodwill will not be deductible for tax purposes and is included in the “Banking” segment, as described in Note 21 of these consolidated financial statement footnotes.

The components of the estimated fair value of the acquired identifiable intangible assets are in the table below. These intangible assets will be amortized on an accelerated basis over their estimated lives and are included in the “Banking” segment, as described in Note 21 of these consolidated financial statement footnotes.

	Estimated Fair Value (in millions)	Estimated Useful Lives (Years)
Core deposit intangible	$3.0	7
Trust customer relationship intangible	$2.5	12

Acquired loan data for Founders can be found in the table below:

(in thousands)	Fair Value of Acquired Loans at Acquisition Date	Gross Contractual Amounts Receivable at Acquisition Date	Best Estimate at Acquisition Date of Contractual Cash Flows Not Expected to be Collected
Acquired receivables subject to ASC 310-30	$6,607	$11,103	$2,684
Acquired receivables not subject to ASC 310-30	$332,962	$439,031	$61,113

Mutual Underwriters Insurance

Effective February 1, 2015, Old National acquired certain assets from Mutual Underwriters Insurance (“Mutual Underwriters”). The total purchase price of the assets was $3.7 million, consisting of $2.6 million of customer business relationship intangibles and $1.1 million of goodwill, both of which are included in our “Insurance” segment. The customer business relationship intangibles will be amortized using an accelerated method over an estimated useful life of 10 years.

Divestitures

On January 30, 2015, Old National announced plans to sell its southern Illinois franchise (twelve branches), four branches in eastern Indiana and one in Ohio as part of its ongoing efficiency improvements. Old National entered into branch purchase and assumption agreements with the following banks: (i) MainSource Bank to purchase deposits and banking centers in eastern Indiana and Ohio; and (ii) First Mid-Illinois Bank and Trust to purchase the deposits and banking center facilities in southern Illinois. At March 31, 2015, $186.2 million of loans associated with these transactions were classified as held for sale. Deposits of approximately $620.2 million will also be included in the sales. In addition, the Company announced plans to consolidate or close 19 branches throughout the Old National franchise based on an ongoing assessment of our service and delivery network and on our goal to continue to move our franchise into stronger growth markets. It is currently expected that these transactions will be completed prior to September 30, 2015.

NOTE 4 - NET INCOME PER SHARE

The following table reconciles basic and diluted net income per share for the three months ended March 31:

	Three Months Ended
(dollars and shares in thousands, except per share data)	March 31,
	2015	2014
Basic Earnings Per Share
Net income	$20,906	$26,510

Weighted average common shares outstanding	118,540	99,797

Basic Earnings Per Share	$0.18	$0.27

Diluted Earnings Per Share
Net income	$20,906	$26,510

Weighted average common shares outstanding	118,540	99,797
Effect of dilutive securities:
Restricted stock	438	501
Stock options (1)	98	27

Weighted average shares outstanding	119,076	100,325

Diluted Earnings Per Share	$0.18	$0.26

(1)	Options to purchase 924 shares and 832 shares outstanding at March 31, 2015 and 2014, respectively, were not included in the computation of net income per diluted share because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes within each classification of accumulated other comprehensive income (loss) (“AOCI”) net of tax for the three months ended March 31, 2015 and 2014:

	Changes in AOCI by Component (a)
(dollars in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Total
2015
Balance at January 1, 2015	$(748)	$(15,776)	$(5,935)	$(9,096)	$(31,555)
Other comprehensive income (loss) before reclassifications	11,515	—	(3,489)	—	8,026
Amounts reclassified from accumulated other comprehensive income (loss) (b)	(1,688)	403	115	457	(713)

Net current-period other comprehensive income (loss)	9,827	403	(3,374)	457	7,313

Balance at March 31, 2015	$9,079	$(15,373)	$(9,309)	$(8,639)	$(24,242)

2014
Balance at January 1, 2014	$(21,108)	$(16,767)	$(190)	$(6,401)	$(44,466)
Other comprehensive income (loss) before reclassifications	7,415	—	(1,200)	—	6,215
Amounts reclassified from accumulated other comprehensive income (loss) (b)	(282)	270	—	333	321

Net current-period other comprehensive income (loss)	7,133	270	(1,200)	333	6,536

Balance at March 31, 2014	$(13,975)	$(16,497)	$(1,390)	$(6,068)	$(37,930)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.
(b)	See tables below for details about reclassifications.

The following tables summarize the significant amounts reclassified out of each component of AOCI for the three months ended March 31, 2015 and 2014:

Reclassifications out of Accumulated Other Comprehensive Income (Loss) Three Months Ended March 31, 2015 (a)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities
	$2,683	Net securities gains
	—	Impairment losses

	2,683	Total before tax
	(995)	Tax (expense) or benefit

	$1,688	Net of tax

Unrealized gains and losses on held-to-maturity securities
	$(337)	Interest income/(expense)
	(66)	Tax (expense) or benefit

	$(403)	Net of tax

Gains and losses on cash flow hedges
Interest rate contracts	$(186)	Interest income/(expense)
	71	Tax (expense) or benefit

	$(115)	Net of tax

Amortization of defined benefit pension items
Actuarial gains/(losses)	$(738)	Salaries and employee benefits
	281	Tax (expense) or benefit

	$(457)	Net of tax

Total reclassifications for the period	$713	Net of tax

(a)	Amounts in parentheses indicate debits to profit/loss.

Reclassifications out of Accumulated Other Comprehensive Income (Loss) Three Months Ended March 31, 2014 (a)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities
	$559	Net securities gains
	(100)	Impairment losses

	459	Total before tax
	(177)	Tax (expense) or benefit

	$282	Net of tax

Unrealized gains and losses on held-to-maturity securities
	$(397)	Interest income/(expense)
	127	Tax (expense) or benefit

	$(270)	Net of tax

Gains and losses on cash flow hedges
Interest rate contracts	$—	Interest income/(expense)
	—	Tax (expense) or benefit

	$—	Net of tax

Amortization of defined benefit pension items
Actuarial gains/(losses)	$(352)	Salaries and employee benefits
	19	Tax (expense) or benefit

	$(333)	Net of tax

Total reclassifications for the period	$(321)	Net of tax

(a)	Amounts in parentheses indicate debits to profit/loss.

NOTE 6 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at March 31, 2015 and December 31, 2014 and the corresponding amounts of unrealized gains and losses therein:

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2015
Available-for-Sale
U.S. Treasury	$24,876	$302	$—	$25,178
U.S. government-sponsored entities and agencies	707,414	4,082	(2,117)	709,379
Mortgage-backed securities - Agency	1,078,115	19,086	(6,470)	1,090,731
States and political subdivisions	330,357	11,201	(928)	340,630
Pooled trust preferred securities	17,706	—	(11,153)	6,553
Other securities	372,676	3,799	(3,476)	372,999

Total available-for-sale securities	$2,531,144	$38,470	$(24,144)	$2,545,470

Held-to-Maturity
U.S. government-sponsored entities and agencies	$166,343	$6,293	$—	$172,636
Mortgage-backed securities - Agency	21,548	922	—	22,470
States and political subdivisions	648,147	56,404	(4)	704,547

Total held-to-maturity securities	$836,038	$63,619	$(4)	$899,653

December 31, 2014
Available-for-Sale
U.S. Treasury	$14,978	$196	$(8)	$15,166
U.S. government-sponsored entities and agencies	692,704	1,533	(8,286)	685,951
Mortgage-backed securities - Agency	1,233,811	18,219	(10,368)	1,241,662
States and political subdivisions	304,435	11,023	(917)	314,541
Pooled trust preferred securities	17,965	—	(11,358)	6,607
Other securities	365,235	2,338	(3,669)	363,904

Total available-for-sale securities	$2,629,128	$33,309	$(34,606)	$2,627,831

Held-to-Maturity
U.S. government-sponsored entities and agencies	$167,207	$6,279	$—	$173,486
Mortgage-backed securities - Agency	23,648	926	—	24,574
States and political subdivisions	653,199	52,753	(77)	705,875

Total held-to-maturity securities	$844,054	$59,958	$(77)	$903,935

Proceeds from sales or calls of available-for-sale investment securities, the resulting realized gains and realized losses, and other securities gains or losses were as follows for the three months ended March 31:

	Three Months Ended
	March 31,
(dollars in thousands)	2015	2014

Proceeds from sales of available-for-sale securities	$170,265	$16,523
Proceeds from calls of available-for-sale securities	51,594	23,375

Total	$221,859	$39,898

Realized gains on sales of available-for-sale securities	$2,481	$658
Realized gains on calls of available-for-sale securities	168	—
Realized losses on sales of available-for-sale securities	(25)	—
Realized losses on calls of available-for-sale securities	(3)	(267)
Other securities gains (1)	62	168

Net securities gains	$2,683	$559

(1)	Other securities gains includes net realized gains or losses associated with trading securities and mutual funds.

Trading securities, which consist of mutual funds held in a trust associated with deferred compensation plans for former Monroe Bancorp directors and executives, are recorded at fair value and totaled $4.0 million at March 31, 2015 and $3.9 million at December 31, 2014.

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

	March 31, 2015		Weighted
(dollars in thousands)	Amortized	Fair	Average
Maturity	Cost	Value	Yield
Available-for-Sale
Within one year	$41,201	$41,405	1.50%
One to five years	449,141	453,090	1.72
Five to ten years	609,521	616,780	2.24
Beyond ten years	1,431,281	1,434,195	2.39

Total	$2,531,144	$2,545,470	2.22%

Held-to-Maturity
Within one year	$77	$78	3.64%
One to five years	29,107	30,597	4.15
Five to ten years	187,953	196,645	3.43
Beyond ten years	618,901	672,333	5.52

Total	$836,038	$899,653	5.00%

The following table summarizes the investment securities with unrealized losses at March 31, 2015 and December 31, 2014 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
March 31, 2015
Available-for-Sale
U.S. Treasury	$12,900	$—	$—	$—	$12,900	$—
U.S. government-sponsored entities and agencies	15,895	(22)	204,953	(2,095)	220,848	(2,117)
Mortgage-backed securities - Agency	58,455	(401)	294,928	(6,069)	353,383	(6,470)
States and political subdivisions	35,751	(350)	6,561	(578)	42,312	(928)
Pooled trust preferred securities	—	—	6,553	(11,153)	6,553	(11,153)
Other securities	77,851	(830)	91,760	(2,646)	169,611	(3,476)

Total available-for-sale	$200,852	$(1,603)	$604,755	$(22,541)	$805,607	$(24,144)

Held-to-Maturity
States and political subdivisions	$2,134	$(4)	$—	$—	$2,134	$(4)

Total held-to-maturity	$2,134	$(4)	$—	$—	$2,134	$(4)

December 31, 2014
Available-for-Sale
U.S. Treasury	$9,524	$(8)	$—	$—	$9,524	$(8)
U.S. government-sponsored entities and agencies	180,488	(563)	257,914	(7,723)	438,402	(8,286)
Mortgage-backed securities - Agency	31,304	(122)	386,788	(10,246)	418,092	(10,368)
States and political subdivisions	41,481	(288)	9,534	(629)	51,015	(917)
Pooled trust preferred securities	—	—	6,607	(11,358)	6,607	(11,358)
Other securities	115,973	(906)	95,344	(2,763)	211,317	(3,669)

Total available-for-sale	$378,770	$(1,887)	$756,187	$(32,719)	$1,134,957	$(34,606)

Held-to-Maturity
States and political subdivisions	$6,171	$(77)	$—	$—	$6,171	$(77)

Total held-to-maturity	$6,171	$(77)	$—	$—	$6,171	$(77)

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

We did not record other-than-temporary-impairments during the three months ended March 31, 2015. Other-than-temporary-impairments totaled $100 thousand during the three months ended March 31, 2014.

As of March 31, 2015, Old National’s securities portfolio consisted of 1,788 securities, 120 of which were in an unrealized loss position. The unrealized losses attributable to our U.S. government-sponsored entities and agencies, our agency mortgage-backed securities, and our other securities are the result of fluctuations in interest rates. Our pooled trust preferred securities are discussed below.

Pooled Trust Preferred Securities

At March 31, 2015, our securities portfolio contained three pooled trust preferred securities with a fair value of $6.6 million and unrealized losses of $11.2 million. One of the pooled trust preferred securities in our portfolio falls within the scope of FASB ASC 325-10 (EITF 99-20) and has a fair value of $0.2 million with an unrealized loss of $3.5 million at March 31, 2015. This security was rated A3 at inception, but at March 31, 2015, this security is rated D. The issuers in this security are banks. We use the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine whether an adverse change in cash flows has occurred during the quarter. The OTTI model considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and a limited number of recoveries on current or projected interest payment deferrals. In addition, we use the model to “stress” this CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Old National’s note class. For the three months ended March 31, 2015 and 2014, our model indicated no other-than-temporary-impairment losses on this security. At March 31, 2015, we have no intent to sell any securities that are in an unrealized loss position nor is it expected that we would be required to sell any securities.

Two of our pooled trust preferred securities with a fair value of $6.4 million and unrealized losses of $7.6 million at March 31, 2015 are not subject to FASB ASC 325-10. These securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. For the three months ended March 31, 2015 and 2014, our analysis indicated no other-than-temporary-impairment on these securities.

The table below summarizes the relevant characteristics of our pooled trust preferred securities as well as our single issuer trust preferred securities that are included in the “other securities” category in this footnote. Each of the pooled trust preferred securities support a more senior tranche of security holders.

As depicted in the table below, all three securities have experienced credit defaults. However, two of these securities have excess subordination and are not other-than-temporarily-impaired as a result of their class hierarchy which provides more loss protection.

Trust preferred securities March 31, 2015 (dollars in thousands)	Class	Lowest Credit Rating (1)	Amortized Cost	Fair Value	Unrealized Gain/ (Loss)	Realized Losses 2015	# of Issuers Currently Performing/ Remaining	Actual Deferrals and Defaults as a Percent of Original Collateral	Expected Defaults as a % of Remaining Performing Collateral	Excess Subordination as a % of Current Performing Collateral
Pooled trust preferred securities:
Reg Div Funding 2004	B-2	D	$3,769	$221	$(3,548)	$—	24/42	34.2%	8.9%	0.0%
Pretsl XXVII LTD	B	B	4,491	2,520	(1,971)	—	34/46	22.7%	5.2%	41.1%
Trapeza Ser 13A	A2A	B+	9,446	3,812	(5,634)	—	48/59	15.0%	2.7%	51.9%

			17,706	6,553	(11,153)	—
Single Issuer trust preferred securities:
First Empire Cap (M&T)		BB+	961	1,009	48	—
First Empire Cap (M&T)		BB+	2,917	3,027	110	—
Fleet Cap Tr V (BOA)		BB	3,383	2,888	(495)	—
JP Morgan Chase Cap XIII		BBB-	4,748	4,175	(573)	—
NB-Global		BB	755	825	70	—
Chase Cap II		BBB-	797	850	53	—

			13,561	12,774	(787)	—

Total			$31,267	$19,327	$(11,940)	$—

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

On July 19, 2010, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act contains provisions (the “Volcker Rule”) prohibiting certain investments which can be held by a bank holding company. In December 2014, the Federal Reserve granted a one year extension on divestiture to July 2016. An additional one year extension is expected to be approved, which would extend the conformance period to July 2017. A limited partnership held by Old National falls under these restrictions and has to be divested by July 2015. The estimated sales proceeds for this security would be less than the amortized cost of the security, and an other-than-temporary-impairment charge of $100 thousand was recorded for this security in the first quarter of 2014.

The following table details the remaining securities with other-than-temporary-impairment, their credit rating at March 31, 2015, and the related life-to-date credit losses recognized in earnings:

				Amount of other-than-temporary impairment recognized in earnings
		Lowest		Three Months Ended
		Credit	Amortized	March 31,		Life-to
(dollars in thousands)	Vintage	Rating (1)	Cost	2015	2014	date
Reg Div Funding	2004	D	$3,769	$—	$—	$5,685
Limited partnership			730	—	100	100

Total			$4,499	$—	$100	$5,785

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

NOTE 7 - LOANS HELD FOR SALE

Loans held for sale were $210.5 million at March 31, 2015, compared to $213.5 million at December 31, 2014. Included in loans held for sale at March 31, 2015 were $186.2 million of loans identified to be sold in connection with the southern Illinois and eastern Indiana banking centers, and $24.3 million of mortgage loans held for immediate sale in the secondary market. Residential loans that Old National has originated with a commitment to sell are recorded at fair value in accordance with FASB ASC 825-10 (SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities). Old National had residential loans held for sale of $15.6 million at December 31, 2014. Prior to mid-2014, residential loans originated by Old National were primarily sold on a servicing released basis. Beginning with the inception of an in-house servicing unit in the third quarter of 2014, conventional mortgage production is now sold on a servicing retained basis. Certain loans, such as government guaranteed mortgage loans continue to be sold on servicing released basis.

The following table summarizes loans held for sale that were reclassified from loans held for investment at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
(dollars in thousands)	2015	2014
Commercial	$37,528	$45,500
Commercial real estate	27,081	30,690
Residential real estate	68,892	71,680
Consumer credit	52,668	50,058

Total	$186,169	$197,928

The loans held for sale were reclassified at the lower of cost or fair value during the fourth quarter of 2014. Old National intends to sell these loans in two separate transactions and anticipates that both will be complete prior to September 30, 2015.

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

The composition of loans by lending classification was as follows:

	March 31,	December 31,
(dollars in thousands)	2015	2014
Commercial (1)	$1,668,275	$1,629,600
Commercial real estate:
Construction	150,711	134,552
Other	1,662,868	1,576,558
Residential real estate	1,625,354	1,519,156
Consumer credit:
Heloc	374,079	360,320
Auto	897,190	846,969
Other	137,222	103,338
Covered loans	136,840	147,708

Total loans	6,652,539	6,318,201
Allowance for loan losses	(46,675)	(44,297)
Allowance for loan losses - covered loans	(2,203)	(3,552)

Net loans	$6,603,661	$6,270,352

(1)	Includes direct finance leases of $18.9 million at March 31, 2015 and $19.3 million at December 31, 2014.

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

Covered Loans

Covered loans represent loans acquired from the FDIC that are subject to loss share agreements whereby Old National is indemnified against 80% of losses up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0% reimbursement, and 80% of losses in excess of $467.2 million. As of March 31, 2015, we do not expect losses to exceed $275.0 million. See Note 9 to the consolidated financial statements for further details on our covered loans.

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

Effective January 1, 2015, we began using a probability of default (“PD”)/loss given default (“LGD”) model as a tool to determine the adequacy of the allowance for loan losses for performing commercial and commercial real estate loans. The PD is forecast using a transition matrix to determine the likelihood of a customer’s asset quality rating (“AQR”) migrating from its current AQR to any other status within the time horizon. Transition rates are measured using Old National’s own historical experience. The model assumes that recent historical transition rates will continue into the future. The LGD is defined as credit loss incurred when an obligor of the bank defaults. The sum of all net charge-offs for a particular portfolio segment are divided by all loans that have defaulted over a given period of time. The expected loss derived from the model considers the PD, LGD, and exposure at default. Additionally, qualitative factors, such as changes in lending policies or procedures, and economic business conditions are also considered.

We adopted the probability of default and loss given default model for commercial loans because we believe this approach has a tendency to react more quickly to credit cycle shifts (both positive and negative). The overall results of switching from migration analysis to the probability of default and loss given default model for our performing commercial and commercial real estate loans in the first quarter of 2015 were not material.

Prior to January 1, 2015, we used migration analysis as a tool to determine the adequacy of the allowance for loan losses for performing commercial and commercial real estate loans. Migration analysis is a statistical technique that attempts to estimate probable losses for existing pools of loans by matching actual losses incurred on loans back to their origination. Judgment is used to select and weight the historical periods which are most representative of the current environment.

We calculated migration analysis using several different scenarios based on varying assumptions to evaluate the widest range of possible outcomes. The migration-derived historical commercial loan loss rates were applied to the current commercial loan pools to arrive at an estimate of probable losses for the loans existing at the time of analysis. The amounts determined by migration analysis were adjusted for management’s best estimate of the effects of current economic conditions, loan quality trends, results from internal and external review examinations, loan volume trends, credit concentrations and various other factors.

We continue to use historic loss ratios adjusted for expectations of future economic conditions to determine the appropriate level of allowance for consumer and residential real estate loans.

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

Old National’s activity in the allowance for loan losses for the three months ended March 31, 2015 and 2014 is as follows:

(dollars in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
2015
Allowance for loan losses:
Balance at January 1, 2015	$20,670	$17,348	$6,869	$2,962	$—	$47,849
Charge-offs	44	710	(1,604)	(374)	—	(1,224)
Recoveries	1,182	167	875	28	—	2,252
Provision	2,807	(4,418)	1,309	303	—	1

Balance at March 31, 2015	$24,703	$13,807	$7,449	$2,919	$—	$48,878

2014
Allowance for loan losses:
Balance at January 1, 2014	$16,565	$22,401	$4,940	$3,239	$—	$47,145
Charge-offs	(1,147)	(168)	(1,125)	21	—	(2,419)
Recoveries	792	1,095	821	82	—	2,790
Provision	3,296	(4,018)	742	17	—	37

Balance at March 31, 2014	$19,506	$19,310	$5,378	$3,359	$—	$47,553

The following table provides Old National’s recorded investment in financing receivables by portfolio segment at March 31, 2015 and December 31, 2014 and other information regarding the allowance:

(dollars in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
March 31, 2015
Allowance for loan losses:
Individually evaluated for impairment	$9,986	$1,838	$—	$—	$—	$11,824
Collectively evaluated for impairment	13,635	10,830	7,180	2,905	—	34,550
Noncovered loans acquired with deteriorated credit quality	486	1,139	63	14	—	1,702
Covered loans acquired with deteriorated credit quality	596	—	206	—	—	802

Total allowance for loan losses	$24,703	$13,807	$7,449	$2,919	$—	$48,878

Loans and leases outstanding:
Individually evaluated for impairment	$48,295	$53,094	$—	$—	$—	$101,389
Collectively evaluated for impairment	1,625,819	1,728,376	1,456,851	1,625,370	—	6,436,416
Loans acquired with deteriorated credit quality	2,735	35,068	6,233	131	—	44,167
Covered loans acquired with deteriorated credit quality	5,255	33,540	11,671	20,101	—	70,567

Total loans and leases outstanding	$1,682,104	$1,850,078	$1,474,755	$1,645,602	$—	$6,652,539

December 31, 2014
Allowance for loan losses:
Individually evaluated for impairment	$7,280	$2,945	$—	$—	$—	$10,225
Collectively evaluated for impairment	12,163	13,354	6,519	2,945	—	34,981
Noncovered loans acquired with deteriorated credit quality	406	1,049	67	17	—	1,539
Covered loans acquired with deteriorated credit quality	821	—	283	—	—	1,104

Total allowance for loan losses	$20,670	$17,348	$6,869	$2,962	$—	$47,849

Loans and leases outstanding:
Individually evaluated for impairment	$38,485	$45,335	$—	$—	$—	$83,820
Collectively evaluated for impairment	1,598,352	1,631,794	1,359,537	1,519,171	—	6,108,854
Loans acquired with deteriorated credit quality	2,770	37,394	7,073	133	—	47,370
Covered loans acquired with deteriorated credit quality	7,160	37,384	12,507	21,106	—	78,157

Total loans and leases outstanding	$1,646,767	$1,751,907	$1,379,117	$1,540,410	$—	$6,318,201

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

Pass rated loans are those loans that are other than criticized, classified – substandard, classified - nonaccrual or classified – doubtful.

As of March 31, 2015 and December 31, 2014, the risk category of loans, excluding covered loans, by class of loans is as follows:

(dollars in thousands)
			Commercial Real Estate-		Commercial Real Estate-
Corporate Credit Exposure	Commercial		Construction		Other
Credit Risk Profile by	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
Internally Assigned Grade	2015	2014	2015	2014	2015	2014
Grade:
Pass	$1,490,032	$1,442,904	$137,433	$119,958	$1,456,118	$1,374,191
Criticized	77,490	89,775	3,495	2,229	102,945	102,805
Classified - substandard	49,070	58,461	3,588	5,866	38,602	38,659
Classified - nonaccrual	50,641	38,003	6,195	6,499	63,031	59,771
Classified - doubtful	1,042	457	—	—	2,172	1,132

Total	$1,668,275	$1,629,600	$150,711	$134,552	$1,662,868	$1,576,558

Old National considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, Old National also evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of March 31, 2015 and December 31, 2014, excluding covered loans:

(dollars in thousands)	Consumer			Residential
	Heloc	Auto	Other
March 31, 2015
Performing	$370,047	$895,946	$136,653	$1,610,932
Nonperforming	3,073	1,262	1,510	14,422

Total	$373,120	$897,208	$138,163	$1,625,354

December 31, 2014
Performing	$357,205	$845,708	$101,811	$1,505,188
Nonperforming	3,115	1,261	1,527	13,968

Total	$360,320	$846,969	$103,338	$1,519,156

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

The following table shows Old National’s impaired loans, excluding covered loans, which are individually evaluated as of March 31, 2015 and December 31, 2014, respectively. Of the loans purchased without FDIC loss share coverage, only those that have experienced subsequent impairment since the date acquired are included in the table below.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
March 31, 2015
With no related allowance recorded:
Commercial	$27,873	$28,194	$—
Commercial Real Estate - Construction	2,330	2,333	—
Commercial Real Estate - Other	43,508	45,594	—
Consumer	776	851	—
Residential	906	1,012	—
With an allowance recorded:
Commercial	15,559	15,567	8,715
Commercial Real Estate - Construction	234	234	10
Commercial Real Estate - Other	7,022	9,263	1,828
Consumer	1,441	1,441	72
Residential	1,475	1,475	74

Total Loans	$101,124	$105,964	$10,699

December 31, 2014
With no related allowance recorded:
Commercial	$25,483	$25,854	$—
Commercial Real Estate - Construction	2,168	1,397	—
Commercial Real Estate - Other	28,637	30,723	—
Consumer	685	748	—
Residential	588	658	—
With an allowance recorded:
Commercial	7,471	10,488	4,883
Commercial Real Estate - Construction	98	98	11
Commercial Real Estate - Other	14,432	16,503	2,934
Consumer	1,543	1,543	77
Residential	1,476	1,476	74

Total Loans	$82,581	$89,488	$7,979

The average balance of impaired loans, excluding covered loans, and interest income recognized on impaired loans during the three months ended March 31, 2015 and 2014 are included in the table below.

(dollars in thousands)	Average Recorded Investment	Interest Income Recognized (1)
Three Months Ended March 31, 2015
With no related allowance recorded:
Commercial	$26,849	$42
Commercial Real Estate - Construction	2,250	3
Commercial Real Estate - Other	38,801	85
Consumer	731	1
Residential	747	—
With an allowance recorded:
Commercial	11,516	48
Commercial Real Estate - Construction	166	—
Commercial Real Estate - Other	10,728	1
Consumer	1,492	20
Residential	1,475	61

Total Loans	$94,755	$261

Three Months Ended March 31, 2014
With no related allowance recorded:
Commercial	$17,151	$33
Commercial Real Estate - Construction	1,007	—
Commercial Real Estate - Other	17,542	54
Consumer	394	2
Residential	116	—
With an allowance recorded:
Commercial	11,045	54
Commercial Real Estate - Construction	—	—
Commercial Real Estate - Other	19,851	112
Consumer	975	12
Residential	2,185	17

Total Loans	$70,266	$284

(1)	The Company does not record interest on nonaccrual loans until principal is recovered.

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

Old National’s past due financing receivables as of March 31, 2015 and December 31, 2014 are as follows:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Recorded Investment > 90 Days and Accruing	Nonaccrual	Total Past Due	Current
March 31, 2015
Commercial	$2,486	$1,774	$—	$51,683	$55,943	$1,612,332
Commercial Real Estate:
Construction	927	—	—	6,195	7,122	143,589
Other	2,271	2,096	—	65,203	69,570	1,593,298
Consumer:
Heloc	839	140	—	3,073	4,052	370,027
Auto	2,441	490	83	1,263	4,277	892,913
Other	727	223	44	1,510	2,504	134,718
Residential	10,191	847	—	14,422	25,460	1,599,894
Covered loans	1,089	524	15	12,543	14,171	122,669

Total loans	$20,971	$6,094	$142	$155,892	$183,099	$6,469,440

December 31, 2014
Commercial	$649	$813	$33	$38,460	$39,955	$1,589,645
Commercial Real Estate:
Construction	—	—	—	6,499	6,499	128,053
Other	3,834	1,468	138	60,903	66,343	1,510,215
Consumer:
Heloc	577	376	—	3,115	4,068	356,252
Auto	3,349	695	203	1,261	5,508	841,461
Other	969	129	83	1,527	2,708	100,630
Residential	11,606	3,959	1	13,968	29,534	1,489,622
Covered loans	1,477	584	—	15,124	17,185	130,523

Total loans	$22,461	$8,024	$458	$140,857	$171,800	$6,146,401

Loan Participations

Old National has loan participations, which qualify as participating interests, with other financial institutions. At March 31, 2015, these loans totaled $309.3 million, of which $170.5 million had been sold to other financial institutions and $138.8 million was retained by Old National. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder, involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder, all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.

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

At March 31, 2015, our TDRs consisted of $15.3 million of commercial loans, $15.4 million of commercial real estate loans, $2.5 million of consumer loans and $2.4 million of residential loans, totaling $35.6 million. Approximately $23.1 million of the TDRs at March 31, 2015 were included with nonaccrual loans. At December 31, 2014, our TDRs consisted of $15.2 million of commercial loans, $15.2 million of commercial real estate loans, $2.5 million of consumer loans and $2.1 million of residential loans, totaling $35.0 million. Approximately $22.1 million of the TDRs at December 31, 2014 were included with nonaccrual loans.

As of March 31, 2015 and December 31, 2014, Old National has allocated $1.6 million and $2.8 million of specific reserves to customers whose loan terms have been modified in TDRs, respectively. As of March 31, 2015, Old National had committed to lend an additional $1.6 million to customers with outstanding loans that are classified as TDRs.

The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the three months ended March 31, 2015 and 2014 are the same since the loan modifications did not involve the forgiveness of principal. Old National did not record any charge-offs at the modification date. The following table presents loans by class modified as TDRs that occurred during the three months ended March 31, 2015:

(dollars in thousands)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Troubled Debt Restructuring:
Commercial	11	$1,741	$1,741
Commercial Real Estate - construction	5	1,187	1,187
Commercial Real Estate - other	5	385	385
Residential	2	366	366
Consumer - other	6	161	161

Total	29	$3,840	$3,840

The TDRs described above resulted in immaterial changes in the allowance for loan losses and charge-offs during the three months ended March 31, 2015.

The following table presents loans by class modified as TDRs that occurred during the three months ended March 31, 2014:

(dollars in thousands)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Troubled Debt Restructuring:
Commercial	7	$188	$188
Commercial Real Estate - construction	1	484	484
Commercial Real Estate - other	3	246	246
Residential	1	22	22
Consumer - other	9	294	294

Total	21	$1,234	$1,234

The TDRs described above resulted in immaterial changes in the allowance for loan losses and charge-offs during the three months ended March 31, 2014.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

There were three commercial loans and one commercial real estate loan totaling $0.3 million that were modified as TDRs within the preceding twelve months, and for which there was a payment default during the three months ended March 31, 2015.

There were four commercial loans and two commercial real estate loans totaling $1.4 million that were modified as TDRs within the preceding twelve months, and for which there was a payment default during the three months ended March 31, 2014.

The terms of certain other loans were modified during the three months ended March 31, 2015 that did not meet the definition of a TDR. It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have extended the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification. The evaluation is performed under our internal underwriting policy. We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral or a bona fide guarantee. We also consider whether the modification was insignificant relative to the other terms of the agreement or if the delay in a payment was 90 days or less.

PCI loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition. If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually. If the purchased credit impaired loan is being accounted for as part of a pool, it will not be removed from the pool. As of March 31, 2015, it has not been necessary to remove any loans from PCI accounting.

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

The following table presents activity in TDRs for the three months ended March 31, 2015 and 2014:

(dollars in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Total
2015
Troubled debt restructuring:
Balance at January 1, 2015	$15,205	$15,226	$2,459	$2,063	$34,953
(Charge-offs)/recoveries	586	248	(11)	(15)	808
Payments	(2,198)	(1,608)	(164)	(33)	(4,003)
Additions	1,741	1,573	174	352	3,840

Balance at March 31, 2015	$15,334	$15,439	$2,458	$2,367	$35,598

2014
Troubled debt restructuring:
Balance at January 1, 2014	$22,443	$22,639	$1,441	$2,344	$48,867
(Charge-offs)/recoveries	123	121	(30)	1	215
Payments	(1,133)	(2,531)	(49)	(28)	(3,741)
Additions	188	730	294	22	1,234

Balance at March 31, 2014	$21,621	$20,959	$1,656	$2,339	$46,575

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

Old National has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. For these noncovered loans that meet the criteria of ASC 310-30 treatment, the carrying amount is as follows:

(dollars in thousands)	March 31, 2015	December 31, 2014
Commercial	$2,735	$2,770
Commercial real estate	35,068	37,394
Consumer	6,233	7,073
Residential	131	133

Carrying amount	$44,167	$47,370

Carrying amount, net of allowance	$42,465	$45,831

Allowance for loan losses	$1,702	$1,539

The outstanding balance of noncovered loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties, was $132.7 million at March 31, 2015 and $135.9 million at December 31, 2014.

The accretable difference on purchased loans acquired in a business combination is the difference between the expected cash flows and the net present value of expected cash flows with such difference accreted into earnings using the effective yield method over the term of the loans. Accretion recorded as loan interest income totaled $2.9 million during the three months ended March 31, 2015 and $6.4 million during the three months ended March 31, 2014. Improvement in cash flow expectations has resulted in a reclassification from nonaccretable difference to accretable yield.

Accretable yield of noncovered loans, or income expected to be collected, is as follows:

(dollars in thousands)	Monroe	Integra Noncovered	IBT	Tower	United	LSB	Founders	Total
Balance at January 1, 2015	$3,564	$1,389	$13,354	$4,559	$1,516	$2,409	$—	$26,791
New loans purchased	—	—	—	—	—	—	1,812	1,812
Accretion of income	(362)	(147)	(1,403)	(322)	(225)	(293)	(128)	(2,880)
Reclassifications from (to) nonaccretable difference	9	71	519	(163)	466	755	—	1,657
Disposals/other adjustments	—	—	—	32	40	—	—	72

Balance at March 31, 2015	$3,211	$1,313	$12,470	$4,106	$1,797	$2,871	$1,684	$27,452

Included in Old National’s allowance for loan losses is $1.7 million related to the purchased loans disclosed above at March 31, 2015, compared to $1.5 million at December 31, 2014. An immaterial amount of allowance for loan losses were reversed during 2014 related to these loans.

At acquisition, purchased loans, both covered and noncovered, for which it was probable at acquisition that all contractually required payments would not be collected were as follows:

(dollars in thousands)	Monroe	Integra Bank (1)	IBT	Tower	United	LSB	Founders
Contractually required payments	$94,714	$921,856	$118,535	$22,746	$15,483	$24,493	$11,103
Nonaccretable difference	(45,157)	(226,426)	(53,165)	(5,826)	(5,487)	(9,903)	(2,684)

Cash flows expected to be collected at acquisition	49,557	695,430	65,370	16,920	9,996	14,590	8,419
Accretable yield	(6,971)	(98,487)	(11,945)	(4,065)	(1,605)	(2,604)	(1,812)

Fair value of acquired loans at acquisition	$42,586	$596,943	$53,425	$12,855	$8,391	$11,986	$6,607

(1)	Includes covered and noncovered.

Income is not recognized on certain purchased loans if Old National cannot reasonably estimate cash flows to be collected. Old National had no purchased loans for which it could not reasonably estimate cash flows to be collected.

NOTE 9 – COVERED LOANS

Covered loans represent loans acquired from the FDIC that are subject to loss share agreements. The carrying amount of covered loans was $136.8 million at March 31, 2015, compared to $147.7 million at December 31, 2014. The composition of covered loans by lending classification was as follows:

	At March 31, 2015
(dollars in thousands)	Loans Accounted for Under ASC 310-30 (Purchased Credit Impaired)	Loans excluded from ASC 310-30 (1) (Not Purchased Credit Impaired)	Total Covered Purchased Loans
Commercial	$5,255	$8,574	$13,829
Commercial real estate	33,540	2,959	36,499
Residential	20,101	147	20,248
Consumer	11,671	54,593	66,264

Covered loans	70,567	66,273	136,840
Allowance for loan losses	(802)	(1,401)	(2,203)

Covered loans, net	$69,765	$64,872	$134,637

(1)	Includes loans with revolving privileges which are scoped out of FASB ASC 310-30 and certain loans which Old National elected to treat under the cost recovery method of accounting.

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

The outstanding balance of covered loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties, was $233.4 million at March 31, 2015 and $241.9 million at December 31, 2014.

The following table is a roll-forward of acquired impaired loans accounted for under ASC 310-30 for the three months ended March 31, 2015 and 2014:

(dollars in thousands)	Contractual Cash Flows (1)	Nonaccretable Difference	Accretable Yield	Carrying Amount (2)
2015
Balance at January 1, 2015	$124,809	$(12,014)	$(35,742)	$77,053
Principal reductions and interest payments	(9,566)	(702)	—	(10,268)
Accretion of loan discount	—	—	3,344	3,344
Changes in contractual and expected cash flows due to remeasurement	(498)	3,695	(3,132)	65
Removals due to foreclosure or sale	(433)	133	(129)	(429)

Balance at March 31, 2015	$114,312	$(8,888)	$(35,659)	$69,765

2014
Balance at January 1, 2014	$251,042	$(46,793)	$(73,211)	$131,038
Principal reductions and interest payments	(25,353)	(221)	—	(25,574)
Accretion of loan discount	—	—	11,339	11,339
Changes in contractual and expected cash flows due to remeasurement	(3,159)	18,105	(13,412)	1,534
Removals due to foreclosure or sale	(3,133)	1,302	(2,006)	(3,837)

Balance at March 31, 2014	$219,397	$(27,607)	$(77,290)	$114,500

(1)	The balance of contractual cash flows includes future contractual interest and is net of amounts charged off and interest collected on nonaccrual loans.
(2)	Carrying amount for this table is net of allowance for loan losses.

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

Accretable yield, or income expected to be collected on the covered loans accounted for under ASC 310-30, is as follows:

(dollars in thousands)	2015	2014
Balance at January 1,	$35,742	$73,211
Accretion of income	(3,344)	(11,339)
Reclassifications from (to) nonaccretable difference	3,132	13,412
Disposals/other adjustments	129	2,006

Balance at March 31,	$35,659	$77,290

At March 31, 2015, the $20.0 million loss sharing asset is comprised of a $16.6 million FDIC indemnification asset and a $3.4 million FDIC loss share receivable. The loss share receivable represents actual incurred losses where reimbursement has not yet been received from the FDIC. The indemnification asset represents future cash flows we expect to collect from the FDIC under the loss sharing agreements and the amount related to the estimated improvements in cash flow expectations that are being amortized over the same period for which those improved cash flows are being accreted into income. At March 31, 2015, $8.1 million of the FDIC indemnification asset is related to expected indemnification payments and $8.5 million is expected to be amortized and reported in noninterest income as an offset to future accreted interest income. At March 31, 2014, $22.4 million of the FDIC indemnification asset was related to expected indemnification payments and $38.2 million was expected to be amortized and reported in noninterest income as an offset to future accreted interest income.

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

The following table shows a detailed analysis of the FDIC loss sharing asset for the three months ended March 31, 2015 and 2014:

(dollars in thousands)	2015	2014
Balance at January 1,	$20,603	$88,513
Adjustments not reflected in income:
Cash received from FDIC	—	(15,989)
Other	389	518
Adjustments reflected in income:
(Amortization) accretion	(1,986)	(5,203)
Higher (lower) loan loss expectations	—	(412)
Write-downs/(gain) on sale of other real estate	1,018	(1,728)

Balance at March 31,	$20,024	$65,699

NOTE 10 – OTHER REAL ESTATE OWNED

The following table presents activity in other real estate owned for the three months ended March 31, 2015 and 2014:

(dollars in thousands)	Other Real Estate Owned (1)	Other Real Estate Owned, Covered
2015
Balance at January 1, 2015	$7,241	$9,121
Additions	1,906	360
Sales	(428)	(2,556)
Gains (losses)/Write-downs	(237)	159

Balance at March 31, 2015	$8,482	$7,084

2014
Balance at January 1, 2014	$7,562	$13,670
Additions	1,341	4,443
Sales	(938)	(4,688)
Gains (losses)/Write-downs	(336)	(507)

Balance at March 31, 2014	$7,629	$12,918

(1)	Includes repossessed personal property of $0.2 million at March 31, 2015 and $0.3 million at March 31, 2014.

Covered OREO expenses and valuation write-downs are recorded in the noninterest expense section of the consolidated statements of income. Under the loss sharing agreements, the FDIC will reimburse us for 80% of expenses and valuation write-downs related to covered assets up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0%, and 80% of losses in excess of $467.2 million. As of March 31, 2015, we do not expect losses to exceed $275.0 million. The reimbursable portion of these expenses is recorded in the FDIC indemnification asset. Changes in the FDIC indemnification asset are recorded in the noninterest income section of the consolidated statements of income.

NOTE 11 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in the carrying amount of goodwill by segment for the three months ended March 31, 2015 and 2014:

(dollars in thousands)	Banking	Insurance	Other	Total
Balance at January 1, 2015	$490,972	$39,873	$—	$530,845
Goodwill acquired during the period	55,969	1,090	—	57,059

Balance at March 31, 2015	$546,941	$40,963	$—	$587,904

Balance at January 1, 2014	$312,856	$39,873	$—	$352,729
Goodwill acquired during the period	—	—	—	—

Balance at March 31, 2014	$312,856	$39,873	$—	$352,729

Goodwill is reviewed annually for impairment. Old National completed its most recent annual goodwill impairment test as of August 31, 2014 and concluded that, based on current events and circumstances, it is not more likely than not that the carry value of goodwill exceeds fair value. During the first quarter of 2015, Old National recorded $56.2 million of goodwill associated with the acquisition of Founders that was allocated to the “Banking” segment. Also during the first quarter of 2015, Old National recorded a $0.3 million decrease to goodwill associated with the acquisition of LSB that was allocated to the “Banking” segment and an increase of $1.1 million of goodwill associated with the acquisition of Mutual Underwriters that was allocated to the “Insurance” segment. See Note 3 to the consolidated financial statements for detail regarding goodwill recorded in 2014 associated with acquisitions.

The gross carrying amount and accumulated amortization of other intangible assets at March 31, 2015 and December 31, 2014 was as follows:

(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
March 31, 2015
Amortized intangible assets:
Core deposit	$60,103	$(38,833)	$21,270
Customer business relationships	30,552	(21,915)	8,637
Customer trust relationships	16,547	(3,853)	12,694
Customer loan relationships	4,413	(3,276)	1,137

Total intangible assets	$111,615	$(67,877)	$43,738

December 31, 2014
Amortized intangible assets:
Core deposit	$57,149	$(36,950)	$20,199
Customer business relationships	27,942	(21,438)	6,504
Customer trust relationships	13,986	(3,232)	10,754
Customer loan relationships	4,413	(3,176)	1,237

Total intangible assets	$103,490	$(64,796)	$38,694

Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years. During the first quarter of 2015, Old National increased core deposit intangibles by $5.5 million related to the Founders acquisition that is included in the “Banking” segment. Also during the first quarter of 2015, Old National increased customer business relationships intangibles by $2.6 million related to the Mutual Underwriters acquisition that is included in the “Insurance” segment. See Note 21 to the consolidated financial statements for a description of the Company’s operating segments.

Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. No impairment charges were recorded during the three months ended March 31, 2015 or 2014. Total amortization expense associated with intangible assets was $3.1 million for the three months ended March 31, 2015 and $1.8 million for the three months ended March 31, 2014.

Estimated amortization expense for future years is as follows:

(dollars in thousands)
2015 remaining	$8,619
2016	9,825
2017	7,547
2018	5,786
2019	4,347
Thereafter	7,614

Total	$43,738

NOTE 12 – LOAN SERVICING RIGHTS

Loan servicing rights were assumed in Old National’s acquisitions of United on July 31, 2014 and Founders on January 1, 2015. See Note 3 to the consolidated financial statements for detail regarding loan servicing rights recorded associated with these acquisitions.

At March 31, 2015, loan servicing rights derived from loans sold with servicing retained totaled $9.5 million and were included in other assets in the consolidated balance sheet, compared to $9.5 million at December 31, 2014. Loans serviced for others are not reported as assets. The principal balance of loans serviced for others was $1.2 billion at March 31, 2015, compared to $1.1 billion at December 31, 2014. Approximately 95% of the loans serviced for others at March 31, 2015 were residential mortgage loans. Custodial escrow balances maintained in connection with serviced loans were $5.9 million at March 31, 2015 and $16.5 million at December 31, 2014.

The following table summarizes the activity related to loan servicing rights and the related valuation allowance for the three months ended March 31, 2015 and 2014:

(dollars in thousands)	2015	2014
Balance at January 1,	$9,584	$—
Additions	956	—
Amortization	(518)	—

Balance before valuation allowance at March 31,	10,022	—

Valuation allowance:
Balance at January 1,	(50)	—
Additions	(437)	—

Balance at March 31,	(487)	—

Loan servicing rights, net	$9,535	$—

At March 31, 2015, the fair value of servicing rights was $9.6 million. Fair value at March 31, 2015 was determined using a discount rate of 12% and a weighted average prepayment speed of 215% PSA. At December 31, 2014, the fair value of servicing rights was $9.5 million. Fair value at December 31, 2014 was determined using a discount rate of 12% and a weighted average prepayment speed of 192% PSA.

NOTE 13 – SHORT-TERM BORROWINGS

The following table presents the distribution of Old National’s short-term borrowings and related weighted-average interest rates as of March 31, 2015:

(dollars in thousands)	Federal Funds Purchased	Repurchase Agreements / Sweeps	Total
2015
Outstanding at March 31, 2015	$93,492	$369,515	$463,007
Average amount outstanding	102,641	350,970	453,611
Maximum amount outstanding at any month-end	93,492	369,515
Weighted average interest rate:
During three months ended March 31, 2015	0.18%	0.06%	0.09%
At March 31, 2015	0.16	0.06	0.08

NOTE 14 - FINANCING ACTIVITIES

The following table summarizes Old National’s and its subsidiaries’ other borrowings at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
(dollars in thousands)	2015	2014
Old National Bancorp:
Senior unsecured bank notes (fixed rate 4.125%) maturing August 2024	$175,000	$175,000
Junior subordinated debentures (variable rates of 1.61% to 2.02%) maturing March 2035 to June 2037	45,000	45,000
ASC 815 fair value hedge and other basis adjustments	(4,776)	(4,884)
Old National Bank:
Securities sold under agreements to repurchase (fixed rates 2.47% to 2.50%) maturing January 2017 to January 2018	50,000	50,000
Federal Home Loan Bank advances (fixed rates 0.29% to 6.76% and variable rates 0.39% to 0.41%) maturing May 2015 to January 2025	599,874	649,987
Capital lease obligation	4,083	4,099
ASC 815 fair value hedge and other basis adjustments	1,399	900

Total other borrowings	$870,580	$920,102

Contractual maturities of other borrowings at March 31, 2015 were as follows:

(dollars in thousands)
Due in 2015	$50,047
Due in 2016	117,376
Due in 2017	95,887
Due in 2018	145,477
Due in 2019	3,258
Thereafter	461,912
ASC 815 fair value hedge and other basis adjustments	(3,377)

Total	$870,580

SENIOR NOTES

In August 2014, Old National issued $175.0 million of senior unsecured notes with a 4.125% interest rate. These notes pay interest on February 15 and August 15, with payment commencing February 15, 2015. The notes mature on August 15, 2024.

FEDERAL HOME LOAN BANK

Federal Home Loan Bank (“FHLB”) advances had weighted-average rates of 0.87% and 0.77% at March 31, 2015 and December 31, 2014, respectively. These borrowings are collateralized by investment securities and residential real estate loans up to 149% of outstanding debt.

JUNIOR SUBORDINATED DEBENTURES

Junior subordinated debentures related to trust preferred securities are classified in “other borrowings”. These securities qualify as Tier 1 capital for regulatory purposes, subject to certain limitations.

In 2007, Old National acquired St. Joseph Capital Trust II in conjunction with its acquisition of St. Joseph Capital Corporation. Old National guarantees the payment of distributions on the trust preferred securities issued by St. Joseph Capital Trust II. St. Joseph Capital Trust II issued $5.0 million in preferred securities in March 2005. The preferred securities have a variable rate of interest priced at the three-month LIBOR plus 175 basis points, payable quarterly and maturing on March 17, 2035. Proceeds from the issuance of these securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by St. Joseph Capital Trust II. Old National, at any time, may redeem the junior subordinated debentures at par and thereby cause a redemption of the trust preferred securities.

In 2011, Old National acquired Monroe Bancorp Capital Trust I and Monroe Bancorp Statutory Trust II in conjunction with its acquisition of Monroe Bancorp. Old National guarantees the payment of distributions on the trust preferred securities issued by Monroe Bancorp Capital Trust I and Monroe Bancorp Statutory Trust II. Monroe Bancorp Capital Trust I issued $3.0 million in preferred securities in July 2006. The preferred securities have a variable rate of interest priced at the three-month LIBOR plus 160 basis points. Proceeds from the issuance of these securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by Monroe Bancorp Capital Trust I. Monroe Bancorp Statutory Trust II issued $5.0 million in preferred securities in March 2007. The preferred securities have a variable rate of interest priced at the three-month LIBOR plus 160 basis points. Proceeds from the issuance of these securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by Monroe Bancorp Statutory Trust II. Old National, at any time, may redeem the junior subordinated debentures at par and thereby cause a redemption of the trust preferred securities in whole or in part.

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

At March 31, 2015, the future minimum lease payments under the capital lease were as follows:

(dollars in thousands)
2015 remaining	$307
2016	410
2017	410
2018	410
2019	429
Thereafter	8,836

Total minimum lease payments	10,802
Less amounts representing interest	6,719

Present value of net minimum lease payments	$4,083

NOTE 15 - EMPLOYEE BENEFIT PLANS

RETIREMENT PLAN

Old National maintains a funded noncontributory defined benefit plan (the “Retirement Plan”) that was frozen as of December 31, 2005. Retirement benefits are based on years of service and compensation during the highest paid five years of employment. The freezing of the plan provides that future salary increases will not be considered. Old National’s policy is to contribute at least the minimum funding requirement determined by the plan’s actuary. Old National expects to contribute approximately $361 thousand to the Retirement Plan in 2015.

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

Old National contributed $27 thousand to cover benefit payments from the Restoration Plan during the three months ended March 31, 2015. Old National expects to contribute an additional $82 thousand to cover benefit payments from the Restoration Plan during the remainder of 2015.

The net periodic benefit cost and its components were as follows for the three months ended March 31:

	Three Months Ended
	March 31,
(dollars in thousands)	2015	2014
Interest cost	$415	$439
Expected return on plan assets	(512)	(560)
Recognized actuarial loss	531	329
Settlement	206	—

Net periodic benefit cost	$640	$208

NOTE 16 - STOCK-BASED COMPENSATION

At March 31, 2015, Old National had 5.0 million shares remaining available for issuance under the Company’s Amended and Restated 2008 Incentive Compensation Plan. The granting of awards to key employees is typically in the form of restricted stock awards or units.

Restricted Stock Awards

The Company granted 71 thousand time-based restricted stock awards to certain key officers during the three months ended March 31, 2015, with shares vesting over a thirty-six month period. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. As of March 31, 2015, unrecognized compensation expense was estimated to be $3.0 million for unvested restricted stock awards.

Old National recorded expense of $0.2 million, net of tax, during the three months ended March 31, 2015 and 2014 related to the vesting of restricted stock awards.

Restricted Stock Units

The Company granted 279 thousand shares of performance based restricted stock units to certain key officers during the three months ended March 31, 2015, with shares vesting at the end of a thirty-six month period based on the achievement of certain targets. For certain awards, the level of performance could increase or decrease the percentage of shares earned. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. As of March 31, 2015, unrecognized compensation expense was estimated to be $5.9 million.

Old National recorded $0.5 million of stock based compensation expense, net of tax, during the three months ended March 31, 2015. Old National recorded $0.5 million of stock based compensation expense, net of tax, during the three months ended March 31, 2014.

Stock Options

Old National has not granted stock options since 2009. However, Old National did acquire stock options through prior year acquisitions. Old National did not record any stock based compensation expense related to stock options during the three months ended March 31, 2015 or 2014.

Stock Appreciation Rights

Old National has never granted stock appreciation rights. However, Old National did acquire stock appreciation rights through a prior year acquisition. Old National did not record any stock-based compensation expense related to these stock appreciation rights during the three months ended March 31, 2015 or 2014.

NOTE 17 - INCOME TAXES

Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statement of income for the three months ended March 31:

	Three Months Ended
	March 31,
(dollars in thousands)	2015	2014
Provision at statutory rate of 35%	$10,546	$12,513
Tax-exempt income	(3,852)	(3,137)
State income taxes	1,277	643
Interim period effective rate adjustment	1,506	(2,025)
State statutory rate change	—	1,122
Other, net	(252)	126

Income tax expense	$9,225	$9,242

Effective tax rate	30.6%	25.9%

In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at March 31, 2015 and 2014 based on the current estimate of the effective annual rate.

The higher tax rate in the three months ended March 31, 2015 when compared to the three months ended March 31, 2014 is the result of an increase in the forecasted effective tax rate for 2015 as compared to 2014, as well as an increase in state income taxes due to the acquisition of Founders and the Indiana tax rate reductions in the first quarter of 2015.

No valuation allowance was recorded at March 31, 2015 or 2014 because, based on current expectations, Old National believes it will generate sufficient income in future years to realize deferred tax assets.

Unrecognized Tax Benefits

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in thousands)	2015	2014
Balance at January 1,	$77	$3,847
Additions (reductions) based on tax positions related to the current year	11	12

Balance at March 31,	$88	$3,859

Approximately $88 thousand of unrecognized tax benefits, net of interest, if recognized, would favorably affect the effective income tax rate in future periods.

NOTE 18 - DERIVATIVE FINANCIAL INSTRUMENTS

As part of our overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, caps and floors. The notional amount of these derivative instruments was $708.0 million at March 31, 2015 and $608.0 million at December 31, 2014. The March 31, 2015 balances consist of $38.0 million notional amount of receive-fixed pay variable interest rate swaps on certain of its FHLB advances, $625.0 million notional amount of pay-fixed, receive variable interest rate swaps on certain of its FHLB advances and $45.0 million notional amount of receive-fixed pay variable interest rate swaps on certain of its commercial loans. The December 31, 2014 balances consist of $38.0 million notional amount of receive-fixed pay variable interest rate swaps on certain of its FHLB advances, $525.0 million notional amount of pay-fixed, receive variable interest rate swaps on certain of its FHLB advances and $45.0 million notional amount of receive-fixed pay variable interest rate swaps on certain of its commercial loans. These hedges were entered into to manage interest rate risk. These derivative instruments are recognized on the balance sheet at their fair value and are not reported on a net basis.

In addition, commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At March 31, 2015, the notional amount of the interest rate lock commitments was $62.7 million and forward commitments were $52.1 million. At December 31, 2014, the notional amount of the interest rate lock commitments was $19.7 million and forward commitments were $29.1 million. It is our practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans. All derivative instruments are recognized on the balance sheet at their fair value.

Old National also enters into derivative instruments for the benefit of its customers. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $419.2 million and $419.2 million, respectively, at March 31, 2015. At December 31, 2014, the notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $435.6 million and $435.6 million, respectively. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps, caps and collars. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.

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

Amounts reported in AOCI related to cash flow hedges will be reclassified to interest income or interest expense as interest payments are received or paid on the Company’s derivative instruments. During the next 12 months, the Company estimates that $0.6 million will be reclassified to interest income and $3.8 million will be reclassified to interest expense.

The following tables summarize the fair value of derivative financial instruments utilized by Old National:

	Asset Derivatives
	March 31, 2015		December 31, 2014
(dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$5,325	Other assets	$4,278

Total derivatives designated as hedging instruments		$5,325		$4,278

Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$15,032	Other assets	$13,780
Mortgage contracts	Other assets	1,611	Other assets	514

Total derivatives not designated as hedging instruments		$16,643		$14,294

Total derivative assets		$21,968		$18,572

	Liability Derivatives
	March 31, 2015		December 31, 2014
(dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$15,935	Other liabilities	$9,951

Total derivatives designated as hedging instruments		$15,935		$9,951

Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$15,169	Other liabilities	$13,917
Mortgage contracts	Other liabilities	155	Other liabilities	—

Total derivatives not designated as hedging instruments		$15,324		$13,917

Total derivative liabilities		$31,259		$23,868

The effect of derivative instruments on the consolidated statement of income for the three months ended March 31, 2015 and 2014 are as follows:

		Three Months Ended March 31,
(dollars in thousands)		2015	2014
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$23	$359
Interest rate contracts (2)	Other income / (expense)	59	106

Total		$82	$465

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (3)	Other income / (expense)	$—	$73
Mortgage contracts	Mortgage banking revenue	788	80

Total		$788	$153

(1)	Amounts represent the net interest payments as stated in the contractual agreements.
(2)	Amounts represent ineffectiveness on derivatives designated as fair value hedges.
(3)	Includes the valuation differences between the customer and offsetting counterparty swaps.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

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

Old National sought an interlocutory appeal on the issue of class certification on April 2, 2013, which was subsequently denied. On June 11, 2013, Old National moved for summary judgment asserting the law as applied to the material facts not in dispute should result in judgment in favor of Old National. On September 16, 2013, a hearing was held on the summary judgment motion and the Motion was denied by the Circuit Court on April 14, 2014. Subsequently, Old National sought and was granted leave to appeal the denial of its Motion for Summary Judgment. On July 11, 2014, the Indiana Court of Appeals accepted the appeal and the parties fully briefed the matter as of February 23, 2015. On April 23, 2015, the Court of Appeals affirmed in part and reversed in part the Circuit Court’s denial of Old National’s Motion for Summary Judgment and remanded the case to the Circuit Court for further proceedings. Specifically, the Court of Appeals rejected Old National’s contention that all of plaintiffs’ claims were preempted by federal law but did agree that plaintiffs’ state law claims of conversion, unconscionability and unjust enrichment were unsupported under Indiana law. The dismissal of these claims remove any claims which would entitle plaintiffs to treble damages. The Court of Appeals determined Old National had not negated plaintiffs’ state law claim for breach of a duty of good faith and fair dealing as to the deposit account agreement and remanded that contractual claim back to the Circuit Court. Old National expects to file a Petition to Transfer the Case to the Indiana Supreme Court within the statutory timeframes. At this phase of the litigation, it is not possible for management of Old National to determine the probability of a material adverse outcome or reasonably estimate the amount of any loss.

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

As of March 31, 2015 and December 31, 2014, Old National had $66.6 million and $68.3 million, respectively, of deferred gains remaining associated with prior sale leaseback transactions. The leases had original terms ranging from five to twenty-four years. These gains will be recognized over the remaining term of the leases.

CREDIT-RELATED FINANCIAL INSTRUMENTS

In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.700 billion and standby letters of credit of $60.0 million at March 31, 2015. At March 31, 2015, approximately $1.619 billion of the loan commitments had fixed rates and $80.9 million had floating rates, with the floating interest rates ranging from 0% to 21%. At December 31, 2014, loan commitments were $1.584 billion and standby letters of credit were $65.3 million. These commitments are not reflected in the consolidated financial statements. At March 31, 2015 and December 31, 2014, the allowance for unfunded loan commitments totaled $2.8 million and $4.4 million, respectively.

At March 31, 2015 and December 31, 2014, Old National had credit extensions of $16.0 million and $13.0 million, respectively, with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients. At March 31, 2015 and December 31, 2014, Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $14.5 million and $11.5 million, respectively. Old National did not provide collateral for the remaining credit extensions.

NOTE 20 - FINANCIAL GUARANTEES

Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires the Company to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At March 31, 2015, the notional amount of standby letters of credit was $60.0 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.4 million. At December 31, 2014, the notional amount of standby letters of credit was $65.3 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.4 million.

Old National entered into a risk participation in an interest rate swap during the second quarter of 2007, which had a notional amount of $7.6 million at March 31, 2015. Old National entered into an additional risk participation in an interest rate swap during the third quarter of 2014, which had a notional amount of $13.2 million at March 31, 2015.

NOTE 21 – SEGMENT INFORMATION

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

Selected business segment financial information is shown in the following table for the three months ended March 31:

(dollars in thousands)	Banking	Insurance	Other	Total
Three months ended March 31, 2015
Net interest income	$93,078	$2	$(2,087)	$90,993
Noninterest income	42,839	11,987	469	55,295
Noncash items:
Depreciation and software amortization	4,656	34	158	4,848
Provision for loan losses	1	—	—	1
Amortization of intangibles	2,605	476	—	3,081
Income tax expense (benefit)	9,297	615	(687)	9,225
Segment profit	24,783	964	(4,841)	20,906
Segment assets	11,804,609	60,700	85,998	11,951,307

Three months ended March 31, 2014
Net interest income	$83,554	$3	$(79)	$83,478
Noninterest income	28,260	11,976	327	40,563
Noncash items:
Depreciation and software amortization	3,236	35	121	3,392
Provision for loan losses	37	—	—	37
Amortization of intangibles	1,430	407	—	1,837
Income tax expense (benefit)	11,224	803	(2,785)	9,242
Segment profit	23,501	1,873	1,136	26,510
Segment assets	9,412,745	63,180	68,855	9,544,780

The banking segment noninterest income increased for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014 primarily due to fee income associated with the acquisitions of Tower in April 2014, United in July 2014, LSB in November 2014, and Founders in January 2015. Also contributing to the increase in noninterest income in the banking segment was a favorable variance in adjustments to the FDIC indemnification asset. Banking segment assets increased at March 31, 2015 when compared to March 31, 2014 primarily due to the acquisitions of Tower, United, LSB, and Founders.

NOTE 22 – FAIR VALUE

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at March 31, 2015 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets
Trading securities	$3,964	$3,964	$—	$—
Investment securities available-for-sale:
U.S. Treasury	25,178	25,178	—	—
U.S. government-sponsored entities and agencies	709,379	—	709,379	—
Mortgage-backed securities - Agency	1,090,731	—	1,090,731	—
States and political subdivisions	340,630	—	340,630	—
Pooled trust preferred securities	6,553	—	—	6,553
Other securities	372,999	31,941	341,058	—
Residential loans held for sale	24,344	—	24,344	—
Derivative assets	21,968	—	21,968	—
Financial Liabilities
Derivative liabilities	31,259	—	31,259	—

		Fair Value Measurements at December 31, 2014 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets
Trading securities	$3,881	$3,881	$—	$—
Investment securities available-for-sale:
U.S. Treasury	15,166	15,166	—	—
U.S. government-sponsored entities and agencies	685,951	—	685,951	—
Mortgage-backed securities - Agency	1,241,662	—	1,241,662	—
States and political subdivisions	314,541	—	314,216	325
Pooled trust preferred securities	6,607	—	—	6,607
Other securities	363,904	31,648	332,256	—
Residential loans held for sale	15,562	—	15,562	—
Derivative assets	18,572	—	18,572	—
Financial Liabilities
Derivative liabilities	23,868	—	23,868	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015:

	Fair Value Measurements using
	Significant Unobservable Inputs
	(Level 3)
	Pooled Trust Preferred	State and
	Securities Available-	Political
(dollars in thousands)	for-Sale	Subdivisions
Balance at January 1, 2015	$6,607	$325
Accretion/(amortization) of discount or premium	5	—
Sales/payments received	(264)	—
Matured securities	—	(325)
Increase/(decrease) in fair value of securities	205	—

Balance at March 31, 2015	$6,553	$—

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

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014:

	Fair Value Measurements using Significant Unobservable Inputs (Level 3)
(dollars in thousands)	Pooled Trust Preferred Securities Available- for-Sale	State and Political Subdivisions
Balance at January 1, 2014	$8,037	$669
Accretion/(amortization) of discount or premium	4	1
Payments received	(963)	—
Matured securities	—	(326)
Increase/(decrease) in fair value of securities	(299)	—

Balance at March 31, 2014	$6,779	$344

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

The tables below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy as of March 31, 2015 and December 31, 2014:

Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at March 31, 2015	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Pooled trust preferred securities	$6,553	Discounted cash flow	Constant prepayment rate (a)	0.00%
			Additional asset defaults (b)	2.3% - 5.3%(3.2%)
			Expected asset recoveries (c)	0.0% - 13.9%(3.7%)

(a)	Assuming no prepayments.
(b)	Each currently performing pool asset is assigned a default probability based on the banking environment, which is adjusted for specific issuer evaluation, of 0%, 50% or 100%.
(c)	Each currently defaulted pool asset is assigned a recovery probability based on specific issuer evaluation of 0%, 25% or 100%.

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at Dec. 31, 2014	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Pooled trust preferred securities	$6,607	Discounted cash flow	Constant prepayment rate (a)	0.00%
			Additional asset defaults (b)	4.4% - 11.2%(8.2%)
			Expected asset recoveries (c)	0.7% - 7.0%(1.8%)
State and political subdivision securities	325	Discounted cash flow	No unobservable inputs	N/A
			Illiquid local municipality issuance
			Old National owns 100%
			Carried at par

(a)	Assuming no prepayments.
(b)	Each currently performing pool asset is assigned a default probability based on the banking environment, which is adjusted for specific issuer evaluation, of 0%, 50% or 100%.
(c)	Each currently defaulted pool asset is assigned a recovery probability based on specific issuer evaluation of 0%, 25% or 100%.

The significant unobservable inputs used in the fair value measurement for pooled trust preferred securities are prepayment rates, assumed additional pool asset defaults and expected return to performing status of defaulted pool assets. Significant changes in any of the inputs in isolation would result in a significant change to the fair value measurement. The pooled trust preferred securities Old National owns are subordinate note classes that rely on an ongoing cash flow stream to support their values. The senior note classes receive the benefit of prepayments to the detriment of subordinate note classes since the ongoing interest cash flow stream is reduced by the early redemption. Generally, a change in prepayment rates or additional pool asset defaults has an impact that is directionally opposite from a change in the expected recovery of a defaulted pool asset.

Assets measured at fair value on a non-recurring basis at March 31, 2015 are summarized below:

		Fair Value Measurements at March 31, 2015 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Impaired Loans
Commercial loans	$11,247	$—	$—	$11,247
Commercial real estate loans	6,734	—	—	6,734
Foreclosed Assets
Commercial real estate	5,015	—	—	5,015
Residential	176	—	—	176

Impaired commercial and commercial real estate loans that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral. These impaired commercial and commercial real estate loans had a principal amount of $29.7 million, with a valuation allowance of $11.8 million at March 31, 2015. Old National recorded $4.8 million of provision expense associated with these loans for the three months ended March 31, 2015.

Other real estate owned and other repossessed property is measured at fair value less costs to sell and had a net carrying amount of $5.2 million at March 31, 2015. The estimates of fair value are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral. There were write-downs of other real estate owned of $1.1 million for the three months ended March 31, 2015.

Assets measured at fair value on a non-recurring basis at December 31, 2014 are summarized below:

		Fair Value Measurements at December 31, 2014 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Impaired Loans
Commercial loans	$6,816	$—	$—	$6,816
Commercial real estate loans	13,011			13,011
Foreclosed Assets
Commercial real estate	6,146	—	—	6,146
Residential	254	—	—	254

As of December 31, 2014, impaired commercial and commercial real estate loans had a principal amount of $30.0 million, with a valuation allowance of $10.2 million. Old National recorded $5.4 million of provision expense associated with these loans in 2014.

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

The tables below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at March 31, 2015	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Collateral Dependent Impaired Loans
Commercial loans	$11,247	Fair value of collateral	Discount for type of property, age of appraisal and current status	0% - 65% (14%)
Commercial real estate loans	6,734	Fair value of collateral	Discount for type of property, age of appraisal and current status	0% - 44% (20%)
Foreclosed Assets
Commercial real estate	5,015	Fair value of collateral	Discount for type of property, age of appraisal and current status	0% - 49% (18%)
Residential	176	Fair value of collateral	Discount for type of property, age of appraisal and current status	8% - 90% (49%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at Dec. 31, 2014	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Collateral Dependent Impaired Loans
Commercial loans	$6,816	Fair value of collateral	Discount for type of property, age of appraisal and current status	0% - 94% (24%)
Commercial real estate loans	13,011	Fair value of collateral	Discount for type of property, age of appraisal and current status	0% - 50% (29%)
Foreclosed Assets
Commercial real estate	6,146	Fair value of collateral	Discount for type of property, age of appraisal and current status	2% - 93% (30%)
Residential	254	Fair value of collateral	Discount for type of property, age of appraisal and current status	8% - 81% (45%)

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

We have elected the fair value option for loans held for sale. For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status). None of these loans are 90 days or more past due, nor are any on nonaccrual status. Included in the income statement is $39 thousand and $43 thousand of interest income for loans held for sale for the three months ended March 31, 2015 and 2014, respectively.

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

As of March 31, 2015, the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected is as follows:

(dollars in thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential loans held for sale	$24,344	$592	$23,752

Accrued interest at period end is included in the fair value of the instruments.

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three months ended March 31, 2015:

Changes in Fair Value for the Three Months ended March 31, 2015, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Residential loans held for sale	$217	$—	$—	$217

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

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three months ended March 31, 2014:

Changes in Fair Value for the Three Months ended March 31, 2014, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Residential loans held for sale	$(13)	$—	$—	$(13)

The carrying amounts and estimated fair values of financial instruments, not previously presented in this note, at March 31, 2015 and December 31, 2014 are as follows:

		Fair Value Measurements at March 31, 2015 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets
Cash, due from banks, federal funds sold and money market investments	$215,313	$215,313	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	166,343	—	172,636	—
Mortgage-backed securities - Agency	21,548	—	22,470	—
State and political subdivisions	648,147	—	704,547	—
Federal Home Loan Bank/Federal Reserve stock	75,068	—	75,068	—
Loans held for sale (a)	186,169	—	186,169	—
Loans, net (including covered loans):
Commercial	1,657,401	—	—	1,708,002
Commercial real estate	1,836,271	—	—	1,938,556
Residential real estate	1,642,683	—	—	1,936,855
Consumer credit	1,467,306	—	—	1,477,229
FDIC indemnification asset	20,024	—	—	10,639
Accrued interest receivable	62,503	50	21,157	41,296

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$2,553,801	$2,553,801	$—	$—
NOW, savings and money market deposits	5,239,678	5,239,678	—	—
Time deposits	1,134,041	—	1,139,301	—
Short-term borrowings:
Federal funds purchased	93,492	93,492	—	—
Repurchase agreements	369,515	369,513	—	—
Other borrowings:
Senior unsecured bank notes	175,000	—	173,378	—
Junior subordinated debentures	45,000	—	32,667	—
Repurchase agreements	50,000	—	52,067	—
Federal Home Loan Bank advances	599,874	—	—	608,756
Capital lease obligation	4,083	—	5,709	—
Accrued interest payable	2,878	—	2,878	—
Standby letters of credit	355	—	—	355

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$3,292

(a)	Includes loans held for sale associated with branch sales. Excludes $24.3 million of residential loans held for sale measured at fair value on a recurring basis.

		Fair Value Measurements at December 31, 2014 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets
Cash, due from banks, federal funds sold and money market investments	$239,963	$239,963	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	167,207	—	173,486	—
Mortgage-backed securities - Agency	23,648	—	24,574	—
State and political subdivisions	653,199	—	705,875	—
Federal Home Loan Bank/Federal Reserve stock	71,175	—	71,175	—
Loans held for sale (a)	197,928	—	197,928	—
Loans, net (including covered loans):
Commercial	1,626,097	—	—	1,646,144
Commercial real estate	1,734,559	—	—	1,744,126
Residential real estate	1,537,448	—	—	1,615,588
Consumer credit	1,372,248	—	—	1,380,835
FDIC indemnification asset	20,603	—	—	11,358
Accrued interest receivable	60,966	29	21,633	39,304

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$2,427,748	$2,427,748	$—	$—
NOW, savings and money market deposits	4,973,898	4,973,898	—	—
Time deposits	1,089,018	—	1,092,969	—
Short-term borrowings:
Federal funds purchased	195,188	195,188	—	—
Repurchase agreements	356,121	356,120	—	—
Other borrowings:
Senior unsecured bank notes	175,000	—	179,792	—
Junior subordinated debentures	45,000	—	32,754	—
Repurchase agreements	50,000	—	51,994	—
Federal Home Loan Bank advances	649,987	—	—	658,506
Capital lease obligation	4,099	—	5,515	—
Accrued interest payable	4,564	—	4,564	—
Standby letters of credit	358	—	—	358

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$2,030

(a)	Includes loans held for sale associated with branch sales. Excludes $15.6 million of residential loans held for sale measured at fair value on a recurring basis.

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

Federal Home Loan Bank and Federal Reserve Stock: Old National Bank is a member of the FHLB and the Federal Reserve System. The carrying value approximates the fair value based on the redemption provisions of the stock (Level 2).

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of our results of operations for the three months ended March 31, 2015 and 2014, and financial condition as of March 31, 2015, compared to March 31, 2014 and December 31, 2014. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. This discussion contains forward-looking statements concerning our business that are based on estimates and involves certain risks and uncertainties. Therefore, future results could differ significantly from our current expectations and the related forward-looking statements.

EXECUTIVE SUMMARY

During the first quarter of 2015, net income was $20.9 million, or $0.18 per diluted share. This compares to $26.5 million, or $0.26 per diluted share reported in the first quarter of 2014.

In January of 2015, the Company announced plans to rationalize its branch network; identifying financial centers that did not produce satisfactory returns or were located in low or negative growth areas. Thirty-six branches throughout the franchise were identified to be sold, consolidated or closed. In addition, the Company adopted an early retirement program, which, when combined with the other actions, should reduce our overall workforce by 10%. Numerous charges associated with these plans were reflected in our 2015 first quarter results, including $4.4 million of severance expense and $2.6 million of costs associated with the branch divestitures, closures and consolidations. We expect these actions to be complete by the end of the third quarter.

Also, on January 1, 2015, Old National completed its previously announced acquisition of Grand Rapids, Michigan-based Founders Financial Corporation (“Founders”). Founders operated four full-service banking centers in Kent County with total assets of approximately $459.9 million and deposit liabilities of $376.1 million at December 31, 2014. In addition, Old National converted the recently acquired Lafayette, Indiana, based branches to its computer systems during the first quarter. These activities resulted in $4.0 million of acquisition and integration charges.

Total loan balances, including those loans held for sale, increased $1.8 billion year over year. The majority of this increase is attributable to the loans we acquired from Tower, United, LSB and Founders. Indirect lending also continues to be strong. Commercial originations were offset by unexpected payoffs of large commercial real estate balances, as borrowers took advantage of the low interest rate environment to refinance their loans in the secondary market. Management remains committed to increasing loan production in all loan segments and has recently taken additional actions. These include the implementation of an employee referral program, modifying products to ensure our offerings are attractive and competitive in our markets, and implementing a second review process to see if a denied loan could be restructured to meet our high standards.

Both our credit quality and capital position remain strong. On January 22, 2015, we announced an increase in our dividend, along with the anticipated continuation of our stock repurchase activity. We repurchased 3.4 million shares during the first quarter.

RESULTS OF OPERATIONS

The following table sets forth certain income statement information of Old National for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,		%
(dollars in thousands)	2015	2014	Change
Income Statement Summary:
Net interest income	$90,993	$83,478	9.0%
Provision for loan losses	1	37	(97.3)
Noninterest income	55,295	40,563	36.3
Noninterest expense	116,156	88,252	31.6
Other Data:
Return on average common equity	5.56%	9.03%
Efficiency ratio (1)	76.27	67.77
Tier 1 leverage ratio	8.30	9.32
Net charge-offs to average loans	(0.06)	(0.03)

(1)	Efficiency ratio is defined as noninterest expense before amortization of intangibles as a percent of fully taxable net interest income and noninterest income, excluding net gains from securities transactions. This presentation excludes intangible amortization and net securities gains, as is common in other company disclosures, and better aligns with true operating performance. This is a non-GAAP financial measure that management believes to be helpful in understanding Old National’s results of operations.

Net Interest Income

Net interest income is the most significant component of our earnings, comprising over 62.2% of revenues for the three months ended March 31, 2015. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from client deposits generally costs less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

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

	Three Months Ended
	March 31,
(dollars in thousands)	2015	2014
Net interest income	$90,993	$83,478
Taxable equivalent adjustment	4,658	3,931

Net interest income - taxable equivalent	$95,651	$87,409

Average earning assets	$10,346,167	$8,276,267

Net interest margin	3.52%	4.03%
Net interest margin - fully taxable equivalent	3.70%	4.22%

Net interest income was $91.0 million for the three months ended March 31, 2015, compared to $83.5 million for the three months ended March 31, 2014. Taxable equivalent net interest income was $95.7 million for the three months ended March 31, 2015, compared to $87.4 million for the three months ended March 31, 2014. The net interest margin on a fully taxable equivalent basis was 3.70% for the three months ended March 31, 2015, compared to 4.22% for the three months ended March 31, 2014. Both the three months ended March 31, 2015 and 2014 include accretion income (interest income in excess of contractual interest income) associated with acquired loans. Excluding this accretion income in both periods, net interest income on a fully taxable equivalent basis would have been $81.1 million for the three months ended March 31, 2015, compared to $69.5 million for the three months ended March 31, 2014; and the net interest margin on a fully taxable equivalent basis would have been 3.14% for the three months ended March 31, 2015 compared to 3.36% for the three months ended March 31, 2014.

The increase in net interest income is primarily due to a $2.070 billion increase in average earning assets during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Partially offsetting this increase was a $3.4 million decrease in accretion income recorded in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 reflecting the payoff of several large purchased credit impaired loans over the last twelve months. We expect accretion income to gradually decrease over time. It should be noted that the accretion income associated with our Integra acquisition is partially offset by the amortization of our indemnification asset. See the discussion in the section “Noninterest Income Related to Covered Assets” for additional details. Also contributing to the increase in net interest income in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 is a change in the mix of interest earning assets and interest-bearing liabilities. Commercial and commercial real estate loans including covered loans, which typically generate higher interest income than investment securities with similar securities, became the largest classification within earning assets beginning in 2015.

The decrease in the net interest margin is primarily due to lower yields associated with decreased accretion income on acquired loans and lower levels of nonaccrual payoffs during the three months ended March 31, 2015. The yield on interest earning assets decreased 46 basis points and the cost of interest-bearing liabilities increased 8 basis points in the quarterly year-over-year comparison. The yield on interest earning assets is calculated by dividing annualized taxable equivalent net interest income by average interest earning assets while the cost of interest-bearing liabilities is calculated by dividing annualized interest expense by average interest-bearing liabilities.

Average earning assets were $10.346 billion for the three months ended March 31, 2015, compared to $8.276 billion for the three months ended March 31, 2014, an increase of $2.070 billion, or 25.0%. The increase in average earning assets for the three months ended March 31, 2015 was primarily due to the Tower, United, LSB, and Founders acquisitions. The loan portfolio, which generally has an average yield higher than the investment portfolio, was approximately 66% of average interest earning assets at March 31, 2015, compared to 61% at March 31, 2014.

The $1.770 billion increase in average loans for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014 reflected the Tower, United, LSB and Founders acquisitions along with organic loan growth. These increases were partially offset by a $61.9 million decrease in average covered loans and the reclassification of loans to loans held for sale.

The $294.0 million increase in average investments for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014 reflected the Tower, United, LSB and Founders acquisitions.

Offsetting these increases to the net interest margin were higher interest bearing deposit account balances, including NOW accounts, savings accounts, money market accounts and time deposits. Average time deposits, which have an average interest rate higher than other types of deposits, increased $86.6 million for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014. In addition, average borrowed funds increased $412.2 million for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014 and includes the issuance of $175.0 million of senior unsecured notes in August 2014.

Provision for Loan Losses

The provision for loan losses was $1 thousand for the three months ended March 31, 2015, compared to $37 thousand for the three months ended March 31, 2014. Net recoveries totaled $1.0 million during the three months ended March 31, 2015, compared to net recoveries of $0.4 million during the three months ended March 31, 2014. Continued loan growth in future periods or credit quality deterioration would result in additional provision expense.

Noninterest Income

We generate revenues in the form of noninterest income through client fees and sales commissions from our core banking franchise and other related businesses, such as wealth management, investment consulting, investment products and insurance. Noninterest income for the three months ended March 31, 2015 was $55.3 million, an increase of $14.7 million, or 36.3%, compared to $40.6 million for the three months ended March 31, 2014. The increase was primarily due to a favorable variance in adjustments to the FDIC indemnification asset and higher wealth management fees, mortgage banking revenue, and net securities gains.

Wealth management fees increased by $2.7 million to $8.5 million for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014. The increase was primarily attributable to our recent acquisitions, as Tower contributed $0.9 million, United contributed $1.0 million, and Founders contributed $0.6 million for the three months ended March 31, 2015. In addition, wealth management fees grow in tandem with the fixed income and equities markets.

Service charges and overdraft fees on deposit accounts, our largest source of noninterest income, continued to be challenged. Service charges and overdraft fees were $11.0 million for the three months ended March 31, 2015, a $0.1 million decrease from $11.1 million for the three months ended March 31, 2014. Included in service charges and overdraft fees on deposit accounts for the three months ended March 31, 2015 were $0.3 million from the acquisition of Tower, $0.7 million from the acquisition of United, $0.2 million from the acquisition of LSB, and $0.1 million from the acquisition of Founders.

Debit card and ATM fees increased $1.0 million to $6.7 million for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014 primarily due to the Tower, United, LSB, and Founders acquisitions. The Durbin Amendment, which limits interchange fees on debit card transactions for banks with $10 billion or more in assets, will become effective for Old National on July 1, 2015. We believe that the Durbin Amendment will negatively impact debit card and ATM fees by approximately $4 to $6 million in 2015.

Mortgage banking revenue increased $2.3 million to $3.0 million for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014 primarily due to increased sales to the secondary market in 2015 and an increase in production attributable to our new associates from partner banks.

Insurance premiums and commissions increased $0.2 million to $12.1 million for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014 reflecting higher commissions on life and health as well as property and casualty insurance. These increases were partially offset by lower contingency income for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014.

Net securities gains were $2.7 million for the three months ended March 31, 2015, compared to $0.5 million for the three months ended March 31, 2014. Included in the three months ended March 31, 2014 is a $100 thousand other-than-temporary-impairment charge on one limited partnership investment.

Other income decreased $1.2 million for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014 primarily due to an unfavorable variance in net gains (losses) on sales of foreclosed properties.

Noninterest Income Related to Covered Assets

The FDIC has agreed to reimburse Old National for losses incurred on certain acquired loans, and we recorded an indemnification asset at fair value on the date that we acquired these loans. The indemnification asset, on the acquisition date, reflected the reimbursements expected to be received from the FDIC. Deterioration in the expected credit quality of both OREO and loans would increase the basis of the indemnification asset. The offset for both OREO and loans is recorded through the consolidated statement of income. Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the remaining life of the loans) decrease the basis of the indemnification asset, with the decrease being amortized into income over the same period or the life of the loss share agreements, whichever is shorter.

Changes in the FDIC indemnification asset resulted in a negative adjustment to noninterest income of $1.0 million for the three months ended March 31, 2015, compared to a negative adjustment to noninterest income of $7.3 million for the three months ended March 31, 2014. Several large loans paid off during the last twelve months resulting in a large decrease in the indemnification asset, and lower amortization expense during the three months ended March 31, 2015. At March 31, 2015, $8.5 million of the remaining indemnification asset is expected to be amortized and reported as a reduction of noninterest income over the next 18 months.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2015, totaled $116.2 million, an increase of $27.9 million, or 31.6%, from $88.3 million for the three months ended March 31, 2014. The increase was primarily due to higher salaries and benefits, occupancy expenses, data processing expense, amortization of intangibles, and other expense. Also included in the three months ended March 31, 2015 is $1.6 million of costs related to the operation of the 7 branches acquired from Tower, $3.3 million of costs related to the operation of the 18 branches acquired from United, $1.5 million of costs related to the operation of the 4 branches acquired from LSB, and $3.5 million of costs related to the operation of the 4 branches acquired from Founders. In addition, $4.0 million of acquisition and integration costs and $2.6 million of costs associated with branch divestitures, closures and consolidations are included for the three months ended March 31, 2015.

Salaries and benefits is the largest component of noninterest expense. For the three months ended March 31, 2015, salaries and benefits increased $18.3 million to $69.7 million when compared to $51.4 million for the three months ended March 31, 2014. Included in the three months ended March 31, 2015 is an increase of $8.5 million of salaries and benefits expense associated with the Tower, United, LSB, and Founders acquisitions. Also included in the three months ended March 31, 2015 is $4.4 million of severance expense related to early retirement offers and other workforce reductions, increases in hospitalization expense of $1.3 million, incentives of $0.8 million, and retirement benefit expenses of $0.8 million.

Occupancy expenses increased $3.4 million to $14.3 million for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014 primarily due to the Tower, United, LSB, and Founders acquisitions. Also included in the three months ended March 31, 2015 is an increase of $0.4 million in leasehold improvement amortization associated with branch divestitures, closures and consolidations.

Data processing expense increased $1.0 million to $6.6 million for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014 primarily due to higher expenses related to upgrades in software and equipment.

Amortization of intangibles increased $1.2 million to $3.1 million for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014 reflecting additional customer relationship and core deposit intangibles associated with the Tower, United, LSB, and Founders acquisitions.

Other expense was $5.4 million for the three months ended March 31, 2015, compared to $2.8 million for the three months ended March 31, 2014. The increase reflected $1.9 million of costs associated with branch divestitures, closures and consolidations primarily due to asset impairments and lease termination settlements. In addition, contributions expense increased $1.3 million for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014. Offsetting these increases was a $1.6 million favorable variance in the provision for unfunded commitments for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014.

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

Approximately 20% of the expense associated with holding and maintaining covered assets assumed in the Integra acquisition are not reimbursable by the FDIC and are recorded as noninterest expense. The remaining 80% is recorded as a receivable from the FDIC. Additional non-reimbursable expenses associated with holding and maintaining covered assets assumed in the Integra acquisition recorded in noninterest expense were not material during the three months ended March 31, 2015 or 2014.

Provision for Income Taxes

We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The provision for income taxes, as a percentage of pre-tax income, was 30.6% for the three months ended March 31, 2015, compared to 25.9% for the three months ended March 31, 2014. In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at March 31, 2015 based on the current estimate of the effective annual rate. The higher tax rate in the three months ended March 31, 2015 when compared to the three months ended March 31, 2014 is the result of an increase in the forecasted effective tax rate for 2015 as compared to 2014, as well as an increase in state income taxes due to the acquisition of Founders and a discrete item that occurred in the first quarter of 2015. See Note 17 to the consolidated financial statements for additional information.

FINANCIAL CONDITION

Overview

At March 31, 2015, our assets were $11.951 billion, a 25.2% increase compared to assets of $9.545 billion at March 31, 2014, and an increase of 2.6% compared to assets of $11.648 billion at December 31, 2014. The increase from March 31, 2014 to March 31, 2015 was primarily due to the acquisitions of Tower in April 2014, United in July 2014, LSB in November 2014, and Founders in January 2015.

Earning Assets

Our earning assets are comprised of investment securities, portfolio loans, loans held for sale, money market investments, interest earning accounts with the Federal Reserve and trading securities. Earning assets were $10.343 billion at March 31, 2015, an increase of 24.8% from March 31, 2014.

Investment Securities

We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements. However, we also have $21.5 million of 15- and 20-year fixed-rate mortgage-backed securities, $166.3 million of U.S. government-sponsored entity and agency securities and $648.1 million of state and political subdivision securities in our held-to-maturity investment portfolio at March 31, 2015.

Trading securities, which consist of mutual funds held in a trust associated with deferred compensation plans for former Monroe Bancorp directors and executives, are recorded at fair value and totaled $4.0 million at March 31, 2015 compared to $3.7 million at March 31, 2014.

At March 31, 2015, the investment securities portfolio was $3.461 billion compared to $3.193 billion at March 31, 2014, an increase of $267.9 million, or 8.4%. Investment securities decreased $86.4 million, or 2.4%, compared to December 31, 2014. Included in the investment securities portfolio at March 31, 2015 are $358.7 million associated with the acquisitions of Tower, United, LSB, and Founders. Investment securities represented 33.4% of earning assets at March 31, 2015, compared to 38.5% at March 31, 2014, and 35.1% at December 31, 2014. Despite the higher balances, investment securities decreased as a percent of total earning assets due to a proportionately larger increase in loan balances. Stronger commercial loan demand in the future and management’s decision to deleverage the balance sheet could result in a reduction in the securities portfolio. As of March 31, 2015, management does not intend to sell any securities in an unrealized loss position and does not believe we will be required to sell such securities.

The investment securities available-for-sale portfolio had net unrealized gains of $14.3 million at March 31, 2015, compared to net unrealized losses of $22.5 million at March 31, 2014, and net unrealized losses of $1.3 million at December 31, 2014. Net unrealized gains (losses) improved from March 31, 2014 to March 31, 2015 due to a decline in interest rates.

The investment portfolio had an effective duration of 3.74 at March 31, 2015, compared to 4.52 at March 31, 2014, and 3.71 at December 31, 2014. Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates. Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage. The annualized average yields on investment securities, on a taxable equivalent basis, were 2.74% for the three months ended March 31, 2015, compared to 2.94% for the three months ended March 31, 2014, and 2.74% for the three months ended December 31, 2014.

Loans Held for Sale

Loans held for sale were $210.5 million at March 31, 2015, compared to $6.2 million at March 31, 2014 and $213.5 million at December 31, 2014. Included in loans held for sale at March 31, 2015 were $186.2 million of loans identified to be sold in connection with the southern Illinois and eastern Indiana banking centers, and $24.3 million of mortgage loans held for immediate sale in the secondary market. The mortgage loans are sold at or prior to origination at a contracted price to an outside investor on a best efforts basis and remain on the Company’s balance sheet for a short period of time (typically 30 to 60 days). These loans are sold without recourse and Old National has experienced no material losses. Mortgage originations are subject to volatility due to interest rates and home sales.

We have elected the fair value option under FASB ASC 825-10 (SFAS No. 159) prospectively for loans held for sale. The aggregate fair value exceeded the unpaid principal balance by $0.6 million as of March 31, 2015 and $0.1 million as of March 31, 2014. The aggregate fair value exceeded the unpaid principal balance by $0.4 million as of December 31, 2014.

The following table summarizes loans held for sale that were reclassified from loans held for investment at March 31, 2015 and December 31, 2014:

(dollars in thousands)	March 31, 2015	December 31, 2014
Commercial	$37,528	$45,500
Commercial real estate	27,081	30,690
Residential real estate	68,892	71,680
Consumer credit	52,668	50,058

Total	$186,169	$197,928

The loans held for sale were reclassified at the lower of cost or fair value during the fourth quarter of 2014. Old National intends to sell these loans in two separate transactions and anticipates that both will be complete prior to September 30, 2015. See Note 7 to the consolidated financial statements for additional information.

Commercial and Commercial Real Estate Loans

Commercial and commercial real estate loans, including covered loans, are the largest classification within earning assets, representing 34.2% of earning assets at March 31, 2015, an increase from 31.6% at March 31, 2014, and an increase from 33.6% at December 31, 2014. At March 31, 2015, commercial and commercial real estate loans, including covered loans, were $3.532 billion, an increase of $916.7 million from March 31, 2014, and an increase of $133.5 million from December 31, 2014. Included in commercial and commercial real estate loans at March 31, 2015 is $937.2 million related to the Tower, United, LSB, and Founders acquisitions.

Consumer Loans

At March 31, 2015, consumer loans, including automobile loans, personal and home equity loans and lines of credit, and covered loans, increased $400.6 million, or 37.3% compared to March 31, 2014, and increased $95.6 million, or 6.9%, from December 31, 2014. Included in consumer loans at March 31, 2015 is $202.1 million related to the Tower, United, LSB, and Founders acquisitions. Old National also experienced $198.5 million of organic growth in consumer loans from March 31, 2014 to March 31, 2015.

Residential Real Estate Loans

At March 31, 2015, residential real estate loans, including covered loans, held in our loan portfolio were $1.645 billion, an increase of $263.0 million, or 19.0%, compared to March 31, 2014, and increased $105.2 million, or 6.8%, from December 31, 2014. Included in residential real estate loans at March 31, 2015 is $355.9 million related to the Tower, United, LSB, and Founders acquisitions.

Covered Assets

On July 29, 2011, Old National acquired the banking operations of Integra Bank N.A. (“Integra”) in an FDIC assisted transaction. We entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans, and other real estate owned (“OREO”). Loans comprise the majority of the assets acquired and are subject to loss share agreements with the FDIC whereby Old National is indemnified against 80% of losses up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0% reimbursement, and 80% of losses in excess of $467.2 million with respect to covered assets. As of March 31, 2015, we do not expect losses to exceed $275.0 million.

Covered assets continue to decline as we work through these purchased credit impaired loans. A summary of covered assets is presented below:

(dollars in thousands)	March 31, 2015	December 31, 2014
Loans, net of discount and allowance	$134,637	$144,156
Other real estate owned	7,084	9,121

Total covered assets	$141,721	$153,277

FDIC Indemnification Asset

Because the FDIC will reimburse Old National for losses incurred on certain acquired loans, an indemnification asset was recorded at fair value at the acquisition date. The indemnification asset is recognized at the same time as the indemnified loans, and measured on the same basis, subject to collectibility or contractual limitations. The indemnification asset, on the acquisition date, reflected the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties. Reimbursement claims are submitted to the FDIC and the receivable is reduced when the FDIC pays the claim. At March 31, 2015, the $20.0 million loss sharing asset is comprised of a $16.6 million FDIC indemnification asset and a $3.4 million FDIC loss share receivable. The loss share receivable represents actual incurred losses where reimbursement has not yet been received from the FDIC. The indemnification asset represents future cash flows we expect to collect from the FDIC under the loss sharing agreements and the amount related to the estimated improvements in cash flow expectations that are being amortized over the same period for which those improved cash flows are being accreted into income. At March 31, 2015, $8.1 million of the FDIC indemnification asset is related to expected indemnification payments and $8.5 million is expected to be amortized and reported in noninterest income as an offset to future accreted interest income. We currently expect the majority of the $8.5 million to be amortized over the next 18 months.

A summary of activity for the indemnification asset and loss share receivable is presented below:

(dollars in thousands)	2015	2014
Balance at January 1,	$20,603	$88,513
Adjustments not reflected in income:
Cash received from FDIC	—	(15,989)
Other	389	518
Adjustments reflected in income:
(Amortization) accretion	(1,986)	(5,203)
Higher (lower) loan loss expectations	—	(412)
Write-downs/(gain) on sale of other real estate	1,018	(1,728)

Balance at March 31,	$20,024	$65,699

Goodwill and Other Intangible Assets

Goodwill and other intangible assets at March 31, 2015 totaled $631.6 million, an increase of $254.8 million compared to $376.8 million at March 31, 2014, and an increase of $62.1 million compared to $569.5 million at December 31, 2014. During the first quarter of 2015, we recorded $61.7 million of goodwill and other intangible assets associated with the acquisition of Founders, which is included in the “Banking” column for segment reporting. The increase in goodwill and other intangible assets from March 31, 2014 to March 31, 2015 was primarily due to the acquisitions of Tower, United, LSB, and Founders during the last twelve months. See Note 3 to the consolidated financial statements for details regarding the goodwill and other intangible assets recorded as a result of these acquisitions.

Other Assets

Other assets have increased $48.8 million, or 24.4%, since March 31, 2014 primarily due to increases in deferred tax assets. Other assets at March 31, 2015 also include $9.5 million of loan servicing rights acquired in the United, LSB, and Founders transactions and an $8.3 million increase in low income housing partnership investments.

Funding

Total funding, comprised of deposits and wholesale borrowings, was $10.261 billion at March 31, 2015, an increase of 25.5% from $8.175 billion at March 31, 2014, and an increase of 3.0% from $9.962 billion at December 31, 2014. Included in total funding were deposits of $8.928 billion at March 31, 2015, an increase of $1.669 billion, or 23.0%, compared to March 31, 2014, and an increase of $436.9 million, or 5.1%, compared to December 31, 2014. Included in total deposits at March 31, 2015 is $1.774 billion related to the Tower, United, LSB, and Founders acquisitions. Noninterest-bearing deposits increased $506.1 million, or 24.7% from March 31, 2014 to March 31, 2015. NOW deposits increased $429.1 million, or 24.0% from March 31, 2014 to March 31, 2015, while savings deposits increased $369.9 million, or 18.4%. Money market deposits increased $191.0 million, or 42.8% from March 31, 2014 to March 31, 2015, while time deposits increased $173.2 million, or 18.0%.

We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. At March 31, 2015, wholesale borrowings, including short-term borrowings and other borrowings, totaled $1.334 billion, an increase of $416.7 million, or 45.4%, from March 31, 2014, and a decrease of $137.8 million, or 9.4%, from December 31, 2014. Wholesale funding as a percentage of total funding was 13.0% at March 31, 2015, compared to 11.2% at March 31, 2014, and 14.8% at December 31, 2014. The increase in wholesale funding from March 31, 2014 to March 31, 2015 was primarily in FHLB advances combined with the issuance of approximately $175 million of senior unsecured debt in August 2014, both of which are reported in other borrowings.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities increased $22.5 million, or 12.2%, from March 31, 2014 primarily due to fluctuations in the fair value of derivative financial instruments and increases in accrued pension expense, accrued severance, and accrued tax liabilities.

Capital

Shareholders’ equity totaled $1.483 billion at March 31, 2015, compared to $1.185 billion at March 31, 2014 and $1.466 billion at December 31, 2014. The March 31, 2015 balance includes $78.7 million from the 5.6 million shares of common stock that were issued in conjunction with the acquisition of Tower, $123.8 million from the 9.1 million shares of common stock that were issued in conjunction with the acquisition of United, $51.8 million from the 3.6 million shares of common stock that were issued in conjunction with the acquisition of LSB, and $50.6 million from the 3.4 million shares of common stock that were issued in conjunction with the acquisition of Founders.

We paid cash dividends of $0.12 per share for the three months ended March 31, 2015, which reduced equity by $14.2 million. We paid cash dividends of $0.11 per share for the three months ended March 31, 2014, which reduced equity by $11.0 million. We repurchased 3.4 million shares of stock under our buyback program, reducing shareholders’ equity by $48.2 million during the three months ended March 31, 2015, and 116 thousand shares, or $1.6 million, during the three months ended March 31, 2014 related to employee stock based compensation plans. The change in unrealized losses on investment securities increased equity by $10.2 million during the three months ended March 31, 2015, and increased equity by $7.4 million during the three months ended March 31, 2014. Shares issued for reinvested dividends, stock options, restricted stock and stock compensation plans increased shareholders’ equity by $1.1 million during the three months ended March 31, 2015, compared to $2.1 million during the three months ended March 31, 2014.

Capital Adequacy

Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. Beginning March 31, 2015, we are reflecting the new Basel III requirements in the tables below. At March 31, 2015, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of well-capitalized based on the most recent regulatory definition.

As of March 31, 2015, Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

	Fully Phased-In Regulatory Guidelines	March 31,		December 31,
	Minimum	2015	2014	2014
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	8.30%	9.32%	8.79%
Common equity Tier 1 capital to risk-adjusted total assets	7.00	11.63	N/A	N/A
Tier 1 capital to risk-adjusted total assets	8.50	12.22	14.79	12.88
Total capital to risk-adjusted total assets	10.50	12.85	15.66	13.59
Shareholders’ equity to assets	N/A	12.41	12.42	12.58

N/A = not applicable

As of March 31, 2015, Old National Bank, Old National’s bank subsidiary, maintained a strong capital position as evidenced by the following comparisons of key industry ratios.

	Fully Phased-In
	Regulatory Guidelines	Well Capitalized	March 31,		December 31,
	Minimum	Guidelines	2015	2014	2014
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	5.00%	8.52%	7.87%	8.41%
Common equity Tier 1 capital to risk-adjusted total assets	7.00	6.50	12.52	N/A	N/A
Tier 1 capital to risk-adjusted total assets	8.50	8.00	12.52	12.46	12.31
Total capital to risk-adjusted total assets	10.50	10.00	13.17	13.34	13.02

N/A = not applicable

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

Investment Activities

We carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral. At March 31, 2015, we had pooled trust preferred securities with a fair value of approximately $6.6 million, or 0.3% of the available-for-sale securities portfolio. These securities remained classified as available-for-sale and at March 31, 2015, the unrealized loss on our pooled trust preferred securities was approximately $11.2 million. There was no other-than-temporary-impairment recorded during the three months ended March 31, 2015 or 2014 on these securities.

All of our mortgage-backed securities are backed by U.S. government-sponsored or federal agencies. Municipal bonds, corporate bonds and other debt securities are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. See Note 6 to the consolidated financial statements for additional details about our investment security portfolio.

Counterparty Exposure

Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation. We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry. Old National manages exposure to counterparty risk in connection with its derivatives transactions by generally engaging in transactions with counterparties having ratings of at least A by Standard & Poor’s Rating Service or A2 by Moody’s Investors Service. Total credit exposure is monitored by counterparty, and managed within limits that management believes to be prudent. Old National’s net counterparty exposure was an asset of $554.0 million at March 31, 2015.

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

Commercial mortgages and construction loans are offered to real estate investors, developers, and builders primarily domiciled in the geographic market areas we serve: Indiana, southeastern Illinois, western Kentucky and southwestern Michigan. These loans are secured by first mortgages on real estate at loan-to-value (“LTV”) margins deemed appropriate for the property type, quality, location and sponsorship. Generally, these LTV ratios do not exceed 80%. The commercial properties are predominantly non-residential properties such as retail centers, apartments, industrial properties and, to a lesser extent, more specialized properties. Substantially all of our commercial real estate loans are secured by properties located in our primary market area.

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

During the third quarter of 2011, Old National acquired the banking operations of Integra Bank in an FDIC assisted transaction. As of March 31, 2015, acquired loans totaled $145.6 million and there was $7.1 million of other real estate owned. The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans, and other real estate owned. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. At March 31, 2015, approximately $136.8 million of loans, net of discount, and $7.1 million of other real estate owned are covered by the loss sharing agreements. Under the terms of the loss sharing agreements, the FDIC will reimburse Old National for 80% of losses up to $275.0 million. Currently we do not expect losses to exceed $275.0 million. These covered assets are included in our summary of under-performing, criticized and classified assets found below.

On January 1, 2015, Old National closed on its acquisition of Founders. During 2014, Old National acquired Tower, United, and LSB. As of March 31, 2015, acquired loans from the Tower, United, LSB, and Founders transactions totaled $1.495 billion and other real estate owned totaled $3.1 million. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. Old National reviewed the acquired loans and determined that as of March 31, 2015, $77.2 million met the definition of criticized, $83.1 million were considered classified, and $0.5 were doubtful. Our current preference would be to work these loans and avoid foreclosure actions unless additional credit deterioration becomes apparent. These assets are included in our summary of under-performing, criticized and classified assets found below.

Summary of under-performing, criticized and classified assets:

	March 31,		December 31,
(dollars in thousands)	2015	2014	2014
Nonaccrual loans:
Commercial	$51,683	$27,480	$38,460
Commercial real estate	71,398	41,645	67,402
Residential real estate	14,422	10,561	13,968
Consumer	5,846	5,128	5,903
Covered loans (1)	12,543	27,289	15,124

Total nonaccrual loans (2)	155,892	112,103	140,857
Renegotiated loans not on nonaccrual:
Noncovered loans	12,376	20,224	12,710
Covered loans (1)	144	165	148
Past due loans (90 days or more and still accruing):
Commercial	—	—	33
Commercial real estate	—	79	138
Residential real estate	—	42	1
Consumer	127	72	286
Covered loans (1)	15	—	—

Total past due loans	142	193	458
Other real estate owned	8,482	7,629	7,241
Other real estate owned, covered (1)	7,084	12,918	9,121

Total under-performing assets	$184,120	$153,232	$170,535

Classified loans (includes nonaccrual, renegotiated, past due 90 days and other problem loans)	$239,026	$170,498	$233,486
Classified loans, covered (1)	14,211	30,385	17,413
Other classified assets (3)	26,235	42,021	26,479
Criticized loans	183,930	112,307	194,809
Criticized loans, covered (1)	6,059	7,512	4,525

Total criticized and classified assets	$469,461	$362,723	$476,712

Asset Quality Ratios including covered assets:
Non-performing loans/total loans (4) (5)	2.53%	2.61%	2.43%
Under-performing assets/total loans and other real estate owned (4)	2.76	3.01	2.69
Under-performing assets/total assets	1.54	1.61	1.46
Allowance for loan losses/under-performing assets (6)	26.55	31.03	28.06
Allowance for loan losses/nonaccrual loans (2)	31.35	42.42	33.97
Asset Quality Ratios excluding covered assets:
Non-performing loans/total loans (4) (5)	2.39	2.15	2.24
Under-performing assets/total loans and other real estate owned (4)	2.52	2.31	2.37
Under-performing assets/total assets	1.38	1.18	1.25
Allowance for loan losses/under-performing assets (6)	28.40	36.81	30.31
Allowance for loan losses/nonaccrual loans (2)	32.56	48.98	35.23

(1)	The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans and other real estate owned. At March 31, 2015, we expect 80% of any losses incurred on these covered assets to be reimbursed to Old National by the FDIC.
(2)	Includes purchased credit impaired loans of approximately $38.2 million at March 31, 2015, $30.4 million at March 31, 2014 and $41.2 million at December 31, 2014 that are categorized as nonaccrual because the collection of principal or interest is doubtful. These loans are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.
(3)	Includes 4 pooled trust preferred securities, 3 corporate securities and 1 insurance policy at March 31, 2015.
(4)	Loans exclude loans held for sale.
(5)	Non-performing loans include nonaccrual and renegotiated loans.
(6)	Because the acquired loans were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date.

Under-performing assets totaled $184.1 million at March 31, 2015, compared to $153.2 million at March 31, 2014 and $170.5 million at December 31, 2014. Under-performing assets as a percent of total loans and other real estate owned at March 31, 2015 were 2.76%, a 25 basis point improvement from 3.01% at March 31, 2014 and an increase of 7 basis points from 2.69% at December 31, 2014. At March 31, 2015, under-performing assets related to covered assets acquired in the Integra Bank acquisition were approximately $19.8 million, which included $12.5 million of nonaccrual loans, $0.2 million of renegotiated loans and $7.1 million of other real estate owned. The nonaccrual covered loans are categorized in this manner because the collection of principal or interest is doubtful. However, they are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

Nonaccrual loans were $155.9 million at March 31, 2015, compared to $112.1 million at March 31, 2014 and $140.9 million at December 31, 2014. Nonaccrual loans increased from March 31, 2014 primarily due to increases in nonaccrual commercial and commercial real estate loans, partially offset by a decrease in our acquired covered nonaccrual loans. Nonaccrual loans, however, have remained at elevated levels since the acquisition of Monroe Bancorp and the FDIC-assisted acquisition of Integra in 2011. In addition, nonaccrual loans at March 31, 2015 included $12.4 million of loans related to the Tower acquisition in April 2014, $28.0 million of loans related to the United acquisition in July 2014, $11.8 million of loans related to the LSB acquisition in November 2014, and $10.0 million of loans related to the Founders acquisition in January 2015. Because the acquired loans were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date. As a percent of nonaccrual loans (excluding covered loans), the allowance for loan losses was 32.56% at March 31, 2015, compared to 48.98% at March 31, 2014 and 35.23% at December 31, 2014. Included in nonaccrual loans at March 31, 2015, March 31, 2014 and December 31, 2014 were $38.2 million, $30.4 million and $41.2 million, respectively, of purchased credit impaired loans that were included in the nonaccrual category because the collection of principal or interest is doubtful. However, they are accounted for under FASB ASC 310-30 and accordingly treated as performing assets. We would expect our nonaccrual loans to remain at elevated levels until management can work through and resolve these purchased credit impaired loans.

Total criticized and classified assets were $469.5 million at March 31, 2015, an increase of $106.7 million from March 31, 2014, and a decrease of $7.3 million from December 31, 2014. Included in criticized and classified assets at March 31, 2015, is $26.0 million related to the acquisition of Tower, $73.9 million related to the acquisition of United, $28.7 million related to the acquisition of LSB, and $32.1 million related to the acquisition of Founders. Other classified assets include $26.2 million, $42.0 million and $26.5 million of investment securities that fell below investment grade rating at March 31, 2015, March 31, 2014 and December 31, 2014, respectively.

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

At March 31, 2015, our TDRs consisted of $15.3 million of commercial loans, $15.4 million of commercial real estate loans, $2.5 million of consumer loans and $2.4 million of residential loans, totaling $35.6 million. Approximately $23.1 million of the TDRs at March 31, 2015 were included with nonaccrual loans. At December 31, 2014, our TDRs consisted of $15.2 million of commercial loans, $15.2 million of commercial real estate loans, $2.5 million of consumer loans and $2.1 million of residential loans, totaling $35.0 million. Approximately $22.1 million of the TDRs at December 31, 2014 were included with nonaccrual loans.

As of March 31, 2015 and December 31, 2014, Old National has allocated $1.6 million and $2.8 million of specific reserves to customers whose loan terms have been modified in TDRs, respectively. As of March 31, 2015, Old National had committed to lend an additional $1.6 million to customers with outstanding loans that are classified as TDRs.

The terms of certain other loans were modified during the three months ended March 31, 2015 that did not meet the definition of a TDR. It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have extended the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification. The evaluation is performed under our internal underwriting policy. We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral or a bona fide guarantee. We also consider whether the modification was insignificant relative to the other terms of the agreement or if the delay in a payment was 90 days or less.

Purchased credit impaired (“PCI”) loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition. If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually. If the purchased credit impaired loan is being accounted for as part of a pool, it will not be removed from the pool. As of March 31, 2015, it has not been necessary to remove any loans from PCI accounting.

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

Allowance for Loan Losses and Reserve for Unfunded Commitments

Loan charge-offs, net of recoveries, totaled $(1.0) million for the three months ended March 31, 2015 compared to $(0.4) million for the three months ended March 31, 2014. Annualized, net charge-offs to average loans were (0.06)% for the three months ended March 31, 2015 compared to (0.03)% for the three months ended March 31, 2014. Management will continue its efforts to reduce the level of non-performing loans and may consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for loan losses.

To provide for the risk of loss inherent in extending credit, we maintain an allowance for loan losses. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses incurred in the consolidated loan portfolio. We began using a probability of default and loss given default model as a tool to determine the adequacy of the allowance for loan losses for performing commercial and commercial real estate loans effective January 1, 2015. We adopted the probability of default and loss given default model for commercial and commercial real estate loans because we believe this approach has a tendency to react more quickly to credit cycle shifts (both positive and negative). The overall results of switching from migration analysis to the probability of default and loss given default model for our performing commercial and commercial real estate loans in the first quarter of 2015 were not material. See Note 8 to the consolidated financial statements for additional information about the probability of default and loss given default model.

At March 31, 2015, the allowance for loan losses was $48.9 million, an increase of $1.3 million compared to $47.6 million at March 31, 2014, and an increase of $1.1 million compared to $47.8 million at December 31, 2014. Over the last twelve months, charge-offs have remained low. Continued loan growth in future periods could result in an increase in provision expense. As a percentage of total loans excluding loans held for sale, the allowance was 0.73% at March 31, 2015, compared to 0.94% at March 31, 2014, and 0.76% at December 31, 2014. The decrease from March 31, 2014 is primarily a result of the acquisitions of Tower, United, LSB, and Founders. The acquired loans were recorded at fair value pursuant to ASC 805, and accordingly no allowance was recorded at the acquisition date.

Because the acquired loans were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date. We would expect that as the fair value mark is accreted into income over future periods, a reserve will be established to absorb credit deterioration or adverse changes in expected cash flows. Through March 31, 2015, $0.3 million, $1.3 million, $2.3 million, and $0.3 million had been reserved for these purchased credits from Indiana Community Bancorp, Monroe Bancorp, Integra Bank, and United Bancorp, respectively.

The following table provides additional details of the following components of the allowance for loan losses, including FAS 5/ASC 450 (Accounting for Contingencies), FAS 114/ASC 310-40 (Accounting by Creditors for Impairment of a Loan) and SOP 03-3/ASC 310-30 (Accounting for Certain Loans or Debt Securities Acquired in a Transfer):

			Purchased Loans
	Legacy		Covered			Non-covered
(dollars in thousands)	FAS 5	FAS 114	FAS 5	FAS 114	SOP 03-3	FAS 5	FAS 114	SOP 03-3
Loan balance	$4,933,477	$47,479	$61,394	$4,879	$70,567	$1,441,545	$49,031	$44,167
Remaining purchase discount	—	—	3,329	—	31,791	73,073	12,094	32,939

Allowance, January 1, 2015	$33,974	$8,784	$1,007	$1,441	$1,104	$—	$—	$1,539
Charge-offs	(1,700)	753	(110)	—	(498)	(623)	540	414
Recoveries	424	1,349	12	1	61	137	635	(367)
Provision expense	1,722	(587)	(779)	(171)	135	486	(921)	116

Allowance, March 31 2015	$34,420	$10,299	$130	$1,271	$802	$—	$254	$1,702

We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. The reserve for unfunded loan commitments is classified as a liability account on the balance sheet and totaled $2.8 million at March 31, 2015, compared to $4.4 million at December 31, 2014.

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

The following table illustrates our projected net interest income sensitivity over a two year cumulative horizon based on the asset/liability model as of March 31, 2015:

	Immediate Rate Decrease		Immediate Rate Increase
(dollars in thousands)	-50 Basis Points	Base	+100 Basis Points	+200 Basis Points	+300 Basis Points
March 31, 2015
Projected interest income:
Money market, other interest earning investments and investment securities	$193,543	$205,178	$222,373	$236,233	$248,342
Loans	483,103	502,821	566,544	629,952	692,094

Total interest income	676,646	707,999	788,917	866,185	940,436

Projected interest expense:
Deposits	19,739	30,510	80,913	131,317	181,720
Borrowings	41,948	44,220	55,943	67,667	79,390

Total interest expense	61,687	74,730	136,856	198,984	261,110

Net interest income	$614,959	$633,269	$652,061	$667,201	$679,326

Change from base	$(18,310)		$18,792	$33,932	$46,057
% change from base	-2.89%		2.97%	5.36%	7.27%

At March 31, 2014, our two year cumulative horizon modeling results indicated a 1.86%, 3.41%, and 4.51% change in net interest income from base case for the +100 basis points, +200 basis points, and +300 basis points scenarios, respectively. As a result of the already low interest rate environment, we did not include a falling interest rate scenario at March 31, 2014. Our asset sensitivity improved year over year primarily as a result of changes in our balance sheet and the shortened duration of our securities portfolio. Also contributing to the improvement was the issuance of $175 million of fixed rate debt, approximately $120 million of variable-rate mortgage loans acquired from United Bancorp, and our use of derivative instruments including certain cash flow hedges on variable-rate debt with a notional amount of $625 million at March 31, 2015.

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

Because the models are driven by expected behavior in various interest rate scenarios and many factors besides market interest rates affect our net interest income, we recognize that model outputs are not guarantees of actual results. For this reason, we model many different combinations of interest rates and balance sheet assumptions to understand its overall sensitivity to market interest rate changes, including shocks, yield curve flattening, yield curve steepening, as well as forecasts of likely interest rate scenarios. Current expectations of changes in market rates are that short-term rates will increase incrementally beginning sometime in 2015. Long-term rates are also expected to increase, but to a somewhat lesser degree than short-term rates. Using these rate assumptions, our models indicate that net interest income should increase approximately 0.58% over the next twelve months from the March 31, 2015 base. As of March 31, 2015, our projected net interest income sensitivity based on the asset/liability models we utilize was within the limits of the Company’s interest rate risk policy for the scenarios tested.

We use derivatives, primarily interest rate swaps, as one method to manage interest rate risk in the ordinary course of business. We also provide derivatives to our commercial customers in connection with managing interest rate risk. Our derivatives had an estimated fair value loss of $9.3 million at March 31, 2015, compared to an estimated fair value loss of $5.3 million at March 31, 2014. See Note 18 to the consolidated financial statements for further discussion of derivative financial instruments.

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

A time deposit maturity schedule for Old National Bank is shown in the following table for March 31, 2015.

TIME DEPOSIT MATURITY SCHEDULE MARCH 31, 2015
(dollars in thousands)
Maturity Bucket	Amount	Rate
2015	$494,849	0.73%
2016	327,735	1.68
2017	134,403	0.76
2018	80,757	1.17
2019	53,337	1.54
2020 and beyond	42,960	1.61

Total	$1,134,041	1.11%

Our ability to acquire funding at competitive prices is influenced by rating agencies’ views of our credit quality, liquidity, capital and earnings. All of the rating agencies place us in an investment grade that indicates a low risk of default. For both Old National and Old National Bank:

•	Moody’s Investor Service assigned a Long Term Rating of A3 to Old National Bancorp’s senior debt issuance on August 12, 2014.

•	Moody’s Investor Service affirmed Old National Bank’s Long Term Rating at A2 with a stable outlook and stable Short Term ratings of P-1 on July 31, 2014.

•	Moody’s Investor Service placed under review, for possible upgrade, the Long Term Rating of Old National Bank on March 17, 2015.

The senior debt ratings of Old National and Old National Bank at March 31, 2015, are shown in the following table.

SENIOR DEBT RATINGS
Moody’s Investor Service
	Long- term	Short- term
Old National Bancorp	A3	N/A
Old National Bank	A2	P-1

N/A = not applicable

Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well. As of March 31, 2015, Old National Bancorp and its subsidiaries had the following availability of liquid funds and borrowings.

(dollars in thousands)	Parent Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$75,723	$139,590
Unencumbered government-issued debt securities	—	1,266,988
Unencumbered investment grade municipal securities	—	417,828
Unencumbered corporate securities	—	97,101
Availability of borrowings:
Amount available from Federal Reserve discount window*	—	420,040
Amount available from Federal Home Loan Bank Indianapolis*	—	614,128

Total available funds	$75,723	$2,955,675

*	Based on collateral pledged

The Parent Company (Old National Bancorp) has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. The Parent Company can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit and through the issuance of debt securities. Additionally, the Parent Company has a shelf registration in place with the Securities and Exchange Commission permitting ready access to the public debt and equity markets. At March 31, 2015, the Parent Company’s other borrowings outstanding were $215.2 million.

Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years. Prior regulatory approval to pay dividends was not required in 2014 or 2015 and is not currently required.

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.700 billion and standby letters of credit of $60.0 million at March 31, 2015. At March 31, 2015, approximately $1.619 billion of the loan commitments had fixed rates and $80.9 million had floating rates, with the floating rates ranging from 0% to 21%. At December 31, 2014, loan commitments were $1.584 billion and standby letters of credit were $65.3 million. The term of these off-balance sheet arrangements is typically one year or less.

Old National entered into a risk participation in an interest rate swap during the second quarter of 2007, which had a notional amount of $7.6 million at March 31, 2015. Old National entered into an additional risk participation in an interest rate swap during the third quarter of 2014, which had a notional amount of $13.2 million at March 31, 2015.

CONTRACTUAL OBLIGATIONS

The following table presents our significant fixed and determinable contractual obligations at March 31, 2015:

CONTRACTUAL OBLIGATIONS
	Payments Due In
(dollars in thousands)	One Year or Less (1)	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without stated maturity	$7,793,479	$—	$—	$—	$7,793,479
IRAs, consumer and brokered certificates of deposit	494,849	462,139	134,094	42,959	1,134,041
Short-term borrowings	463,007	—	—	—	463,007
Other borrowings	50,047	213,263	148,735	458,535	870,580
Fixed interest payments (2)	11,184	12,857	8,134	22,985	55,160
Operating leases	24,295	61,583	56,680	229,555	372,113
Other long-term liabilities (3)	443	—	—	—	443

(1)	For the remaining nine months of fiscal 2015.
(2)	Our senior notes, subordinated notes, certain trust preferred securities and certain Federal Home Loan Bank advances have fixed-rates ranging from 0.29% to 6.76%. All of our other long-term debt is at LIBOR based variable-rates at March 31, 2015. The projected variable interest assumes no increase in LIBOR rates from March 31, 2015.
(3)	Amount expected to be contributed to the pension plans in 2015. Amounts for 2016 and beyond are unknown at this time.

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

In addition, liabilities recorded under FASB ASC 740-10 (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109) are not included in the table because the amount and timing of any cash payments cannot be reasonably estimated. Further discussion of income taxes and liabilities recorded under FASB ASC 740-10 is included in Note 14 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2014.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. Certain accounting policies require management to use significant judgment and estimates, which can have a material impact on the carrying value of certain assets and liabilities. We consider these policies to be critical accounting policies. The judgment and assumptions made are based upon historical experience or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgment and assumptions, actual results could differ from estimates, which could have a material effect on our financial condition and results of operations.

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

•	Judgments and Uncertainties. Effective January 1, 2015, we began using a probability of default (“PD”)/loss given default (“LGD”) model as a tool to determine the adequacy of the allowance for loan losses for performing commercial and commercial real estate loans. The PD is forecast using a transition matrix to determine the likelihood of a customer’s asset quality rating (“AQR”) migrating from its current AQR to any other status within the time horizon. Transition rates are measured using Old National’s own historical experience. The model assumes that recent historical transition rates will continue into the future. The LGD is defined as credit loss incurred when an obligor of the bank defaults. The sum of all net charge-offs for a particular portfolio segment are divided by all loans that have defaulted over a given period of time. The expected loss derived from the model considers the PD, LGD, and exposure at default. Additionally, qualitative factors, such as changes in lending policies or procedures, and economic business conditions are also considered.

We adopted the probability of default and loss given default model for commercial and commercial real estate loans because we believe this approach has a tendency to react more quickly to credit cycle shifts (both positive and negative). The overall results of switching from migration analysis to the probability of default and loss given default model for our performing commercial and commercial real estate loans in the first quarter of 2015 were not material.

Prior to January 1, 2015, we used migration analysis as a tool to determine the adequacy of the allowance for loan losses for performing commercial and commercial real estate loans. Migration analysis is a statistical technique that attempts to estimate probable losses for existing pools of loans by matching actual losses incurred on loans back to their origination. Judgment is used to select and weight the historical periods which are most representative of the current environment.

We calculated migration analysis using several different scenarios based on varying assumptions to evaluate the widest range of possible outcomes. The migration-derived historical commercial loan loss rates were applied to the current commercial loan pools to arrive at an estimate of probable losses for the loans existing at the time of analysis. The amounts determined by migration analysis were adjusted for management’s best estimate of the effects of current economic conditions, loan quality trends, results from internal and external review examinations, loan volume trends, credit concentrations and various other factors.

We continue to use historic loss ratios adjusted for expectations of future economic conditions to determine the appropriate level of allowance for consumer and residential real estate loans.

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

Management’s analysis of probable losses in the portfolio at March 31, 2015, resulted in a range for allowance for loan losses of $12.6 million. The range pertains to general (FASB ASC 310, Receivables/SFAS 5) reserves for both retail and performing commercial loans. Specific (FASB ASC 310, Receivables/SFAS 114) reserves do not have a range of probable loss. Due to the risks and uncertainty associated with the economy and our projection of FAS 5 loss rates inherent in the portfolio, we establish a range of probable outcomes (a high-end estimate and a low-end estimate) and evaluate our position within this range. The potential effect to net income based on our position in the range relative to the high and low endpoints is a decrease of $0.9 million and an increase of $7.3 million, respectively, after taking into account the tax effects. These sensitivities are hypothetical and are not intended to represent actual results.

Derivative Financial Instruments

•	Description. As part of our overall interest rate risk management, we use derivative instruments to reduce exposure to changes in interest rates and market prices for financial instruments. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of derivative financial instruments and hedged items. To the extent hedging relationships are found to be effective, as determined by FASB ASC 815 (SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities) (“ASC Topic 815”), changes in fair value of the derivatives are offset by changes in the fair value of the related hedged item or recorded to other comprehensive income. Management believes hedge effectiveness is evaluated properly in preparation of the financial statements. All of the derivative financial instruments we use have an active market and indications of fair value can be readily obtained. We are not using the “short-cut” method of accounting for any fair value derivatives.

•	Judgments and Uncertainties. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of derivative financial instruments and hedged items.

•	Effect if Actual Results Differ From Assumptions. To the extent hedging relationships are found to be effective, as determined by ASC Topic 815, changes in fair value of the derivatives are offset by changes in the fair value of the related hedged item or recorded to other comprehensive income. However, if in the future the derivative financial instruments used by us no longer qualify for hedge accounting treatment, all changes in fair value of the derivative would flow through the consolidated statements of income in other noninterest income, resulting in greater volatility in our earnings.

Income Taxes

•	Description. We are subject to the income tax laws of the U.S., its states and the municipalities in which we operate. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. We review income tax expense and the carrying value of deferred tax assets quarterly; and as new information becomes available, the balances are adjusted as appropriate. FASB ASC 740-10 (FIN 48) prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. See Note 14 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2014 for a further description of our provision and related income tax assets and liabilities.

•	Judgments and Uncertainties. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws. We must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be subject to review/adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon examination or audit.

•	Effect if Actual Results Differ From Assumptions. Although management believes that the judgments and estimates used are reasonable, actual results could differ and we may be exposed to losses or gains that could be material. To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement would result in a reduction in our effective income tax rate in the period of resolution.

Valuation of Securities

•	Description. The fair value of our securities is determined with reference to price estimates. In the absence of observable market inputs related to items such as cash flow assumptions or adjustments to market rates, management judgment is used. Different judgments and assumptions used in pricing could result in different estimates of value.

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

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk and Liquidity Risk.

ITEM 4. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. Old National’s principal executive officer and principal financial officer have concluded that Old National’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, are effective at the reasonable assurance level as discussed below to ensure that information required to be disclosed by Old National in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to Old National’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II

OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

01/01/15 - 01/31/15	388,352	$14.20	388,352	4,875,966
02/01/15 - 02/28/15	2,019,295	11.70	2,019,295	2,856,671
03/01/15 - 03/31/15	1,017,495	13.94	1,017,495	1,839,176

Quarter-to-date 03/31/15	3,425,142	$12.65	3,425,142	1,839,176

On October 23, 2014, the Board of Directors approved the repurchase of up to 6.0 million shares of stock over a period from October 23, 2014 to January 31, 2016. During the three months ended March 31, 2015, Old National also repurchased a limited number of shares associated with employee share-based incentive programs.

ITEM 5. OTHER INFORMATION

(a)	None

(b)	There have been no material changes in the procedure by which security holders recommend nominees to the Company’s board of directors.

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Purchase and Assumption Agreement Whole Bank All Deposits, among Federal Deposit Insurance Corporation, receiver of Integra Bank National Association, Evansville, Indiana, the Federal Deposit Insurance Corporation and Old National Bank, dated July 29, 2011 (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2011).

2.2	Agreement and Plan of Merger dated as of September 9, 2013 by and between Old National Bancorp and Tower Financial Corporation (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2013).

2.3	Agreement and Plan of Merger dated as of January 7, 2014 by and between Old National Bancorp and United Bancorp, Inc. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2014).

2.4	Agreement and Plan of Merger dated as of June 3, 2014 by and between Old National Bancorp and LSB Financial Corp. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2014).

2.5	Agreement and Plan of Merger dated as of July 25, 2014 by and between Old National Bancorp and Founders Financial Corporation (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2014).

3.1	Third Amended and Restated Articles of Incorporation of Old National, amended October 25, 2013 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2013).

3.2	Amended and Restated By-Laws of Old National Bancorp, amended July 24, 2014 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2014).

4.1	Senior Indenture between Old National and The Bank of New York Trust Company (as successor to J.P. Morgan Trust Company, National Association (as successor to Bank One, NA)), as trustee, dated as of July 23, 1997 (incorporated by reference to Exhibit 4.3 to Old National’s Registration Statement on Form S-3, Registration No. 333-118374, filed with the Securities and Exchange Commission on December 2, 2004).

4.2	Form of Indenture between Old National and J.P. Morgan Trust Company, National Association (as successor to Bank One, NA), as trustee (incorporated by reference to Exhibit 4.1 to Old National’s Registration Statement on Form S-3, Registration No. 333-87573, filed with the Securities and Exchange Commission on September 22, 1999).

4.3	Second Indenture Supplement, dated as of August 15, 2014, between Old National and The Bank of New York Mellon Trust Company, N.A., as trustee, providing for the issuance of its 4.125% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2014).

4.4	Form of 4.125% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2014).

10.1	Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(a) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.2	Second Amendment to the Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(b) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.3	2005 Directors Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(c) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.4	Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(d) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.5	Second Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(e) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.6	Third Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(f) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.7	2005 Executive Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(g) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.8	Summary of Old National Bancorp’s Outside Director Compensation Program (incorporated by reference to Old National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*

10.9	Form of Executive Stock Option Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(h) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10.10	Form of 2006 Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

10.11	Form of 2007 Non-qualified Stock Option Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(y) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.12	Lease Agreement, dated December 20, 2006 between ONB One Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(aa) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.13	Lease Agreement, dated December 20, 2006 between ONB 123 Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(ab) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.14	Lease Agreement, dated December 20, 2006 between ONB 4th Street Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(ac) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.15	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #1, LLC, and Old National Bank (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.16	Lease Supplement No. 1 dated September 19, 2007, by and between ONB CTL Portfolio Landlord #1, LLC, Old National Bank and ONB Insurance Group, Inc. (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.17	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #2, LLC, and Old National Bank (incorporated by reference to Exhibit 99.4 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.18	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #3, LLC, and Old National Bank (incorporated by reference to Exhibit 99.5 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.19	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #4, LLC, and Old National Bank (incorporated by reference to Exhibit 99.6 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.20	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #5, LLC, and Old National Bank (incorporated by reference to Exhibit 99.7 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.21	Form of Lease Agreement dated October 19, 2007 entered into by affiliates of Old National Bancorp and affiliates of SunTrust Equity Funding, LLC (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2007).

10.22	Form of Lease Agreement dated December 27, 2007 entered into by affiliates of Old National Bancorp and affiliates of SunTrust Equity Funding, LLC (as incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2007).

10.23	Form of 2008 Non-qualified Stock Option Award Agreement (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

10.24	Form of 2009 Executive Stock Option Agreement between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

10.25	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-161394 filed with the Securities and Exchange Commission on August 17, 2009).

10.26	Form of Employment Agreement for Robert G. Jones (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2011).*

10.27	Form of Employment Agreement for Christopher A. Wolking and Daryl D. Moore (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2011).*

10.28	Employment Agreement for James A. Sandgren (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2014).*

10.29	Form of Amended Severance/Change of Control Agreement for Jeffrey L. Knight (incorporated by reference to Exhibit 10(bb) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.30	Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Appendix I of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2012).*

10.31	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-183344 filed with the Securities and Exchange Commission on August 16, 2012).

10.32	Form of 2013 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(bg) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2012).*

10.33	Form of 2013 Performance Share Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(bh) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2012).*

10.34	Voting Agreement by and among directors of Tower Financial Corporation (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2013).

10.35	Voting Agreement by and among directors of United Bancorp, Inc. (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2014).

10.36	Form of 2014 Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(ap) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.37	Form of 2014 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(aq) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.38	Voting Agreement by and among directors of LSB Financial Corp. (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2014).

10.39	Voting Agreement by and among directors of Founders Financial Corporation (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2014).

10.40	Form of 2015 Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(au) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2014).*

10.41	Form of 2015 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(av) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2014).*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Old National Bancorp’s Form 10-Q Report for the quarterly period ended March 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement

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

Date: May 1, 2015