Form 10-Q
period 2015-06-30
OLD NATIONAL BANCORP /IN/
filed 2015-07-31
CIK 707179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The Registrant has one class of common stock (no par value) with 115,205,000 shares outstanding at June 30, 2015.

OLD NATIONAL BANCORP

FORM 10-Q

OLD NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars and shares in thousands, except per share data)	June 30, 2015	December 31, 2014	June 30, 2014
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$178,985	$207,871	$215,806
Money market and other interest-earning investments	16,228	32,092	20,887

Total cash and cash equivalents	195,213	239,963	236,693
Trading securities - at fair value	3,995	3,881	3,726
Investment securities - available-for-sale, at fair value:
U.S. Treasury	12,171	15,166	11,186
U.S. government-sponsored entities and agencies	695,074	685,951	623,672
Mortgage-backed securities	1,104,145	1,241,662	1,220,293
States and political subdivisions	388,039	314,541	309,106
Other securities	373,092	370,511	348,860

Total investment securities - available-for-sale	2,572,521	2,627,831	2,513,117
Investment securities - held-to-maturity, at amortized cost (fair value $867,345, $903,935 and $899,007, respectively)	823,255	844,054	852,904
Federal Home Loan Bank/Federal Reserve stock, at cost	71,669	71,175	65,716
Loans held for sale ($20,287, $15,562, and $11,398, respectively at fair value)	217,667	213,490	11,398
Loans:
Commercial	1,775,954	1,629,600	1,498,833
Commercial real estate	1,767,341	1,711,110	1,354,700
Residential real estate	1,622,819	1,519,156	1,425,179
Consumer credit, net of unearned income	1,464,541	1,310,627	1,089,008
Covered loans, net of discount	135,407	147,708	171,148

Total loans	6,766,062	6,318,201	5,538,868
Allowance for loan losses	(48,479)	(44,297)	(42,494)
Allowance for loan losses - covered loans	(1,712)	(3,552)	(3,658)

Net loans	6,715,871	6,270,352	5,492,716

FDIC indemnification asset	16,475	20,603	51,431
Premises and equipment, net	131,336	135,892	118,014
Accrued interest receivable	66,605	60,966	54,630
Goodwill	588,464	530,845	408,474
Other intangible assets	40,996	38,694	30,799
Company-owned life insurance	337,802	325,617	299,509
Assets held for sale	9,886	9,127	9,043
Other real estate owned and repossessed personal property	9,388	7,241	6,729
Other real estate owned - covered	4,753	9,121	11,155
Other assets	269,924	238,699	221,879

Total assets	$12,075,820	$11,647,551	$10,387,933

Liabilities
Deposits:
Noninterest-bearing demand	$2,557,665	$2,427,748	$2,129,705
Interest-bearing:
NOW	2,213,862	2,176,879	1,912,183
Savings	2,352,916	2,222,557	2,100,173
Money market	602,287	574,462	428,013
Time	1,082,840	1,089,018	984,929

Total deposits	8,809,570	8,490,664	$7,555,003
Short-term borrowings	530,377	551,309	467,578
Other borrowings	1,069,409	920,102	902,015
Accrued expenses and other liabilities	209,741	219,712	186,006

Total liabilities	10,619,097	10,181,787	$9,110,602

Shareholders’ Equity
Preferred stock, 2,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $1.00 per share stated value, 150,000 shares authorized, 115,205, 116,847 and 105,851 shares issued and outstanding, respectively	115,205	116,847	105,851
Capital surplus	1,098,384	1,118,292	975,354
Retained earnings	281,196	262,180	229,467
Accumulated other comprehensive income (loss), net of tax	(38,062)	(31,555)	(33,341)

Total shareholders’ equity	1,456,723	1,465,764	1,277,331

Total liabilities and shareholders’ equity	$12,075,820	$11,647,551	$10,387,933

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars and shares in thousands, except per share data)	2015	2014	2015	2014
Interest Income
Loans including fees:
Taxable	$76,579	$65,892	$151,538	$130,849
Nontaxable	2,818	2,530	5,761	5,039
Investment securities:
Taxable	14,292	15,447	29,018	31,216
Nontaxable	6,267	5,649	12,227	10,673
Money market and other interest-earning investments	8	10	14	16

Total interest income	99,964	89,528	198,558	177,793

Interest Expense
Deposits	3,531	3,342	7,094	6,625
Short-term borrowings	112	83	208	150
Other borrowings	4,224	1,621	8,166	3,058

Total interest expense	7,867	5,046	15,468	9,833

Net interest income	92,097	84,482	183,090	167,960
Provision for loan losses	2,271	(400)	2,272	(363)

Net interest income after provision for loan losses	89,826	84,882	180,818	168,323

Noninterest Income
Wealth management fees	9,443	7,504	17,963	13,296
Service charges on deposit accounts	11,278	11,821	22,323	22,955
Debit card and ATM fees	7,075	6,476	13,807	12,212
Mortgage banking revenue	4,262	1,262	7,225	1,892
Insurance premiums and commissions	10,172	9,811	22,285	21,773
Investment product fees	4,719	4,117	9,122	7,985
Company-owned life insurance	2,193	1,643	4,345	3,110
Net securities gains	512	1,689	3,195	2,248
Total other-than-temporary impairment losses	—	—	—	(100)
Loss recognized in other comprehensive income	—	—	—	—

Impairment losses recognized in earnings	—	—	—	(100)
Recognition of deferred gain on sale leaseback transactions	1,468	1,523	2,992	3,047
Change in FDIC indemnification asset	(1,541)	(10,470)	(2,509)	(17,813)
Other income	5,398	4,277	9,526	9,611

Total noninterest income	54,979	39,653	110,274	80,216

Noninterest Expense
Salaries and employee benefits	59,248	55,050	128,942	106,430
Occupancy	14,141	12,712	28,434	23,654
Equipment	3,446	3,176	7,350	6,190
Marketing	3,678	2,434	5,914	4,619
Data processing	8,077	6,479	14,667	12,063
Communication	2,435	2,343	5,179	4,954
Professional fees	3,381	3,643	6,513	7,325
Loan expense	1,816	1,441	3,142	2,758
Supplies	581	824	1,265	1,477
FDIC assessment	1,972	1,445	3,857	2,886
Other real estate owned expense	476	1,255	1,637	2,013
Amortization of intangibles	2,977	2,003	6,058	3,840
Other expense	7,462	5,299	12,888	8,147

Total noninterest expense	109,690	98,104	225,846	186,356

Income before income taxes	35,115	26,431	65,246	62,183
Income tax expense	8,959	7,658	18,184	16,900

Net income	$26,156	$18,773	$47,062	$45,283

Net income per common share - basic	$0.22	$0.18	$0.40	$0.44
Net income per common share - diluted	0.22	0.18	0.40	0.44

Weighted average number of common shares outstanding - basic	115,732	103,904	117,128	101,862
Weighted average number of common shares outstanding - diluted	116,223	104,361	117,634	102,363

Dividends per common share	$0.12	$0.11	$0.24	$0.22

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014

Net income	$26,156	$18,773	$47,062	$45,283

Other comprehensive income (loss):

Change in securities available-for-sale:
Unrealized holding gains (losses) for the period	(26,234)	11,447	(7,928)	23,502
Reclassification adjustment for securities gains realized in income	(512)	(1,689)	(3,195)	(2,248)
Other-than-temporary-impairment on available-for-sale securities associated with credit loss realized in income	—	—	—	100
Income tax effect	9,716	(3,627)	3,920	(8,090)

Unrealized gains on available-for-sale securities	(17,030)	6,131	(7,203)	13,264

Change in securities held-to-maturity:
Amortization of fair value for securities held-to-maturity previously recognized into accumulated other comprehensive income	430	225	767	622
Income tax effect	(147)	(58)	(81)	(185)

Changes from securities held-to-maturity	283	167	686	437

Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	3,557	(3,184)	(2,071)	(5,121)
Reclassification adjustment for (gains) losses realized in net income	439	38	625	38
Income tax effect	(1,519)	1,195	549	1,932

Changes from cash flow hedges	2,477	(1,951)	(897)	(3,151)

Defined benefit pension plans:
Amortization of net loss recognized in income	725	591	1,463	943
Income tax effect	(275)	(349)	(556)	(368)

Changes from defined benefit pension plans	450	242	907	575

Other comprehensive income (loss), net of tax	(13,820)	4,589	(6,507)	11,125

Comprehensive income	$12,336	$23,362	$40,555	$56,408

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(dollars in thousands)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2013	$99,859	$900,254	$206,993	$(44,466)	$1,162,640
Net income	—	—	45,283	—	45,283
Other comprehensive income (loss)	—	—	—	11,125	11,125
Acquisition - Tower Financial	5,626	73,101	—	—	78,727
Dividends - common stock	—	—	(22,631)	—	(22,631)
Common stock issued	11	146	—	—	157
Common stock repurchased	(117)	(1,480)	—	—	(1,597)
Stock based compensation expense	—	2,506	—	—	2,506
Stock activity under incentive compensation plans	472	827	(178)	—	1,121

Balance at June 30, 2014	$105,851	$975,354	$229,467	$(33,341)	$1,277,331

Balance at December 31, 2014	$116,847	$1,118,292	$262,180	$(31,555)	$1,465,764
Net income	—	—	47,062	—	47,062
Other comprehensive income (loss)	—	—	—	(6,507)	(6,507)
Acquisition - Founders Financial Corporation	3,402	47,224	—	—	50,626
Dividends - common stock	—	—	(28,065)	—	(28,065)
Common stock issued	14	178	—	—	192
Common stock repurchased	(5,385)	(69,209)	—	—	(74,594)
Stock based compensation expense	—	2,236	—	—	2,236
Stock activity under incentive compensation plans	327	(337)	19	—	9

Balance at June 30, 2015	$115,205	$1,098,384	$281,196	$(38,062)	$1,456,723

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2015	2014
Cash Flows From Operating Activities
Net income	$47,062	$45,283

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	7,790	5,897
Amortization of other intangible assets	6,058	3,840
Net premium amortization on investment securities	9,481	6,525
Amortization of FDIC indemnification asset	2,509	17,813
Stock compensation expense	2,236	2,506
Provision for loan losses	2,272	(363)
Net securities gains	(3,195)	(2,248)
Impairment on available-for-sale securities	—	100
Recognition of deferred gain on sale leaseback transactions	(2,992)	(3,047)
Net gains on sales of other assets	(4,009)	(1,204)
Increase in cash surrender value of company-owned life insurance	(3,888)	(3,107)
Residential real estate loans originated for sale	(178,612)	(50,557)
Proceeds from sale of residential real estate loans	180,336	48,540
Increase in interest receivable	(4,379)	(2,054)
Decrease in other real estate owned	2,895	3,821
(Increase) decrease in other assets	(17,320)	3,960
Decrease in accrued expenses and other liabilities	(9,408)	(4,166)

Total adjustments	(10,226)	26,256

Net cash flows provided by operating activities	36,836	71,539

Cash Flows From Investing Activities
Net cash and cash equivalents of acquired banks	(37,098)	24,701
Purchases of investment securities available-for-sale	(481,038)	(257,481)
Purchases of investment securities held-to-maturity	(13,406)	(103,299)
Purchases of Federal Home Loan Bank/Federal Reserve stock	(7,394)	—
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	401,579	178,156
Proceeds from sales of investment securities available-for-sale	196,584	76,295
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	30,285	10,438
Proceeds from sales of investment securities held-to-maturity	855	—
Proceeds from sales of Federal Home Loan Bank/Federal Reserve stock	8,710	—
Reimbursements under FDIC loss share agreements	2,231	20,306
Net principal collected from (loans made to) loan customers	(108,498)	(85,480)
Proceeds from sale of premises and equipment and other assets	7,093	43
Purchases of premises and equipment and other assets	(10,713)	(7,442)

Net cash flows used in investing activities	(10,810)	(143,763)

Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
Deposits	(57,750)	(184,422)
Short-term borrowings	(33,424)	(13,652)
Payments for maturities on other borrowings	(227,433)	(181,019)
Proceeds from issuance of other borrowings	350,000	505,000
Cash dividends paid on common stock	(28,065)	(22,631)
Common stock repurchased	(74,594)	(1,597)
Proceeds from exercise of stock options, including tax benefit	298	358
Common stock issued	192	157

Net cash flows provided by (used in) financing activities	(70,776)	102,194

Net increase (decrease) in cash and cash equivalents	(44,750)	29,970
Cash and cash equivalents at beginning of period	239,963	206,723

Cash and cash equivalents at end of period	$195,213	$236,693

Supplemental cash flow information:
Total interest paid	$15,384	$10,044
Total taxes paid (net of refunds)	$3,784	$9,501

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of June 30, 2015 and 2014, and December 31, 2014, and the results of its operations for the three and six months ended June 30, 2015 and 2014. Interim results do not necessarily represent annual results. These financial statements should be read in conjunction with Old National’s Annual Report for the year ended December 31, 2014.

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

FASB ASC 606 – In May 2014, the FASB issued an update (ASU No. 2014-09, Revenue from Contracts with Customers) creating FASB Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. In July 2015, the FASB approved the deferral of the amendments in this update for one year. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

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

FASB ASC 350 – In April 2015, the FASB issued an update (ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement) impacting FASB ASC 350-40, Intangibles: Goodwill and Other: Internal- Use Software. This update is part of the FASB’s Simplification Initiative. The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change generally accepted accounting principles for a customer’s accounting for service contracts. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. We can elect to adopt the amendments either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

FASB ASC 944 – In May 2015, the FASB issued an update (ASU No. 2015-09, Disclosures about Short-Duration Contracts). This update applies to all insurance entities that issue short-duration contracts as defined in Topic 944, Financial Services – Insurance. The amendment requires insurance entities to disclose for annual reporting periods information about the liability for unpaid claims and claim adjustment expenses, and information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements. Additionally, the amendments require insurance entities to disclose for annual and interim reporting periods a roll-forward of the liability for unpaid claims and claim adjustment expenses. The amendments in this update become effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

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

United Bancorp, Inc.

On January 8, 2014, Old National announced that it had entered into an agreement to acquire United Bancorp, Inc. (“United”) through a stock and cash merger. The acquisition contemplated by this agreement was completed effective July 31, 2014 (the “Closing Date”). United was a Michigan bank holding company with United Bank & Trust as its wholly-owned subsidiary. Headquartered in Ann Arbor, Michigan, United operated eighteen banking centers and had approximately $688 million in trust assets under management as of June 30, 2014. The merger doubled Old National’s presence in Michigan to 36 total branches and Old National believes that it will be able to achieve cost savings by integrating the two companies and combining accounting, data processing, retail and lending support, and other administrative functions after the merger, which will enable Old National to achieve economies of scale in these areas.

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

The total purchase price for LSB was $69.6 million, consisting of $17.8 million of cash and the issuance of 3.6 million shares of Old National Common Stock valued at $51.8 million. This acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. To date, transaction and integration costs of $3.2 million associated with the acquisition have been expensed and remaining integration costs will be expensed in future quarters as incurred.

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

Cash and cash equivalents	$7,589
Investment securities	63,684
Federal Home Loan Bank stock	3,185
Loans held for sale	1,035
Loans	235,377
Premises and equipment	6,492
Accrued interest receivable	1,044
Other real estate owned	30
Company-owned life insurance	7,438
Other assets	11,490
Deposits	(292,068)
Other borrowings	(15,203)
Accrued expenses and other liabilities	(4,582)

Net tangible assets acquired	25,511
Definite-lived intangible assets acquired	2,618
Loan servicing rights	990
Goodwill	40,476

Purchase price	$69,595

Prior to the end of the one year measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively. During the first half of 2015, immaterial adjustments were made to the purchase price allocations that affected the amounts allocated to goodwill, loans and other assets.

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

Acquired loan data for LSB can be found in the table below:

(in thousands)	Fair Value of Acquired Loans at Acquisition Date	Gross Contractual Amounts Receivable at Acquisition Date	Best Estimate at Acquisition Date of Contractual Cash Flows Not Expected to be Collected
Acquired receivables subject to ASC 310-30	$11,986	$24,493	$9,903
Acquired receivables not subject to ASC 310-30	$223,391	$340,832	$57,884

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

The total purchase price for Founders was $91.7 million, consisting of $41.0 million of cash and the issuance of 3.4 million shares of Old National Common Stock valued at $50.6 million. This acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. To date, transaction and integration costs of $4.8 million associated with the acquisition have been expensed and remaining integration costs will be expensed in future quarters as incurred.

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

Cash and cash equivalents	$3,978
Investment securities	75,383
Federal Home Loan Bank stock	1,810
Loans held for sale	3,473
Loans	339,569
Premises and equipment	3,604
Accrued interest receivable	1,260
Other real estate owned	674
Company-owned life insurance	8,297
Other assets	8,804
Deposits	(376,656)
Other borrowings	(39,380)
Accrued expenses and other liabilities	(1,307)

Net tangible assets acquired	29,509
Definite-lived intangible assets acquired	5,515
Loan servicing rights	664
Goodwill	56,014

Purchase price	$91,702

Prior to the end of the one year measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively. During the second quarter of 2015, immaterial adjustments were made to the purchase price allocations that affected the amounts allocated to goodwill, other assets, and accrued expenses and other liabilities.

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

Divestitures

On January 30, 2015, Old National announced plans to sell its southern Illinois franchise (twelve branches), four branches in eastern Indiana and one in Ohio as part of its ongoing efficiency improvements. Old National entered into branch purchase and assumption agreements with the following banks: (i) MainSource Bank to purchase deposits and banking centers in eastern Indiana and Ohio; and (ii) First Mid-Illinois Bank and Trust to purchase the deposits and banking center facilities in southern Illinois. At June 30, 2015, $197.4 million of loans associated with these transactions were classified as held for sale. Deposits of approximately $600.3 million will also be included in the sales. It is currently expected that these transactions will be completed prior to September 30, 2015. In addition, the Company has consolidated 19 branches throughout the Old National franchise during 2015 based on an ongoing assessment of our service and delivery network and on our goal to continue to move our franchise into stronger growth markets.

NOTE 4 - NET INCOME PER SHARE

The following table reconciles basic and diluted net income per share for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars and shares in thousands, except per share data)	2015	2014	2015	2014
Basic Earnings Per Share
Net income	$26,156	$18,773	$47,062	$45,283

Weighted average common shares outstanding	115,732	103,904	117,128	101,862

Basic Earnings Per Share	$0.22	$0.18	$0.40	$0.44

Diluted Earnings Per Share
Net income	$26,156	$18,773	$47,062	$45,283

Weighted average common shares outstanding	115,732	103,904	117,128	101,862
Effect of dilutive securities:
Restricted stock	397	424	409	471
Stock options (1)	94	33	97	30

Weighted average shares outstanding	116,223	104,361	117,634	102,363

Diluted Earnings Per Share	$0.22	$0.18	$0.40	$0.44

(1)	Options to purchase 917 shares and 832 shares outstanding at June 30, 2015 and 2014, respectively, were not included in the computation of net income per diluted share for the three months ended June 30, 2015 and 2014, respectively, because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 917 shares and 832 shares outstanding at June 30, 2015 and 2014, respectively, were not included in the computation of net income per diluted share for the six months ended June 30, 2015 and 2014, respectively, because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes within each classification of accumulated other comprehensive income (loss) (“AOCI”) net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Total
Three Months Ended June 30, 2015
Balance at April 1, 2015	$9,079	$(15,373)	$(9,309)	$(8,639)	$(24,242)
Other comprehensive income (loss) before reclassifications	(16,704)	—	2,205	—	(14,499)
Amounts reclassified from accumulated other comprehensive income (loss) (a)	(326)	283	272	450	679

Net other comprehensive income (loss)	(17,030)	283	2,477	450	(13,820)

Balance at June 30, 2015	$(7,951)	$(15,090)	$(6,832)	$(8,189)	$(38,062)

Three Months Ended June 30, 2014
Balance at April 1, 2014	$(13,975)	$(16,497)	$(1,390)	$(6,068)	$(37,930)
Other comprehensive income (loss) before reclassifications	7,192	—	(1,974)	—	5,218
Amounts reclassified from accumulated other comprehensive income (loss) (a)	(1,061)	167	23	242	(629)

Net other comprehensive income (loss)	6,131	167	(1,951)	242	4,589

Balance at June 30, 2014	$(7,844)	$(16,330)	$(3,341)	$(5,826)	$(33,341)

Six Months Ended June 30, 2015
Balance at January 1, 2015	$(748)	$(15,776)	$(5,935)	$(9,096)	$(31,555)
Other comprehensive income (loss) before reclassifications	(5,189)	—	(1,284)	—	(6,473)
Amounts reclassified from accumulated other comprehensive income (loss) (a)	(2,014)	686	387	907	(34)

Net other comprehensive income (loss)	(7,203)	686	(897)	907	(6,507)

Balance at June 30, 2015	$(7,951)	$(15,090)	$(6,832)	$(8,189)	$(38,062)

Six Months Ended June 30, 2014
Balance at January 1, 2014	$(21,108)	$(16,767)	$(190)	$(6,401)	$(44,466)
Other comprehensive income (loss) before reclassifications	14,607	—	(3,174)	—	11,433
Amounts reclassified from accumulated other comprehensive income (loss) (a)	(1,343)	437	23	575	(308)

Net other comprehensive income (loss)	13,264	437	(3,151)	575	11,125

Balance at June 30, 2014	$(7,844)	$(16,330)	$(3,341)	$(5,826)	$(33,341)

(a)	See tables below for details about reclassifications.

The following table summarize the significant amounts reclassified out of each component of AOCI for the three months ended June 30, 2015 and 2014:

Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended June 30,
(dollars in thousands)	2015	2014
Unrealized gains and losses on available-for-sale securities	$512	$1,689	Net securities gains
	—	—	Impairment losses

	512	1,689	Total before tax
	(186)	(628)	Tax (expense) or benefit

	$326	$1,061	Net of tax

Unrealized gains and losses on held-to-maturity securities	$(430)	$(225)	Interest income/(expense)
	147	58	Tax (expense) or benefit

	$(283)	$(167)	Net of tax

Gains and losses on cash flow hedges
Interest rate contracts	$(439)	$(38)	Interest income/(expense)
	167	15	Tax (expense) or benefit

	$(272)	$(23)	Net of tax

Amortization of defined benefit pension items
Actuarial gains/(losses)	$(725)	$(591)	Salaries and employee benefits
	275	349	Tax (expense) or benefit

	$(450)	$(242)	Net of tax

Total reclassifications for the period	$(679)	$629	Net of tax

The following table summarize the significant amounts reclassified out of each component of AOCI for the six months ended June 30, 2015 and 2014:

Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
	Six Months Ended
	June 30,
(dollars in thousands)	2015	2014
Unrealized gains and losses on available-for-sale securities	$3,195	$2,248	Net securities gains
	—	(100)	Impairment losses

	3,195	2,148	Total before tax
	(1,181)	(805)	Tax (expense) or benefit

	$2,014	$1,343	Net of tax

Unrealized gains and losses on held-to-maturity securities	$(767)	$(622)	Interest income/(expense)
	81	185	Tax (expense) or benefit

	$(686)	$(437)	Net of tax

Gains and losses on cash flow hedges
Interest rate contracts	$(625)	$(38)	Interest income/(expense)
	238	15	Tax (expense) or benefit

	$(387)	$(23)	Net of tax

Amortization of defined benefit pension items
Actuarial gains/(losses)	$(1,463)	$(943)	Salaries and employee benefits
	556	368	Tax (expense) or benefit

	$(907)	$(575)	Net of tax

Total reclassifications for the period	$34	$308	Net of tax

NOTE 6 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at June 30, 2015 and December 31, 2014 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2015
Available-for-Sale
U.S. Treasury	$11,973	$198	$—	$12,171
U.S. government-sponsored entities and agencies	699,972	1,522	(6,420)	695,074
Mortgage-backed securities - Agency	1,101,161	15,466	(12,482)	1,104,145
States and political subdivisions	385,889	7,436	(5,286)	388,039
Pooled trust preferred securities	17,460	—	(10,364)	7,096
Other securities	368,487	1,826	(4,317)	365,996

Total available-for-sale securities	$2,584,942	$26,448	$(38,869)	$2,572,521

Held-to-Maturity
U.S. government-sponsored entities and agencies	$144,501	$4,889	$—	$149,390
Mortgage-backed securities - Agency	19,547	791	—	20,338
States and political subdivisions	659,207	38,991	(581)	697,617

Total held-to-maturity securities	$823,255	$44,671	$(581)	$867,345

December 31, 2014
Available-for-Sale
U.S. Treasury	$14,978	$196	$(8)	$15,166
U.S. government-sponsored entities and agencies	692,704	1,533	(8,286)	685,951
Mortgage-backed securities - Agency	1,233,811	18,219	(10,368)	1,241,662
States and political subdivisions	304,435	11,023	(917)	314,541
Pooled trust preferred securities	17,965	—	(11,358)	6,607
Other securities	365,235	2,338	(3,669)	363,904

Total available-for-sale securities	$2,629,128	$33,309	$(34,606)	$2,627,831

Held-to-Maturity
U.S. government-sponsored entities and agencies	$167,207	$6,279	$—	$173,486
Mortgage-backed securities - Agency	23,648	926	—	24,574
States and political subdivisions	653,199	52,753	(77)	705,875

Total held-to-maturity securities	$844,054	$59,958	$(77)	$903,935

Proceeds from sales or calls of available-for-sale investment securities, the resulting realized gains and realized losses, and other securities gains or losses were as follows for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2015	2014	2015	2014

Proceeds from sales of available-for-sale securities	$26,319	$59,772	$196,584	$76,295
Proceeds from calls of available-for-sale securities	161,408	1,165	213,002	24,540

Total	$187,727	$60,937	$409,586	$100,835

Realized gains on sales of available-for-sale securities	$316	$1,691	$2,797	$2,349
Realized gains on calls of available-for-sale securities	212	—	380	—
Realized losses on sales of available-for-sale securities	(22)	(37)	(47)	(37)
Realized losses on calls of available-for-sale securities	(12)	—	(15)	(267)
Other securities gains (1)	18	35	80	203

Net securities gains	$512	$1,689	$3,195	$2,248

(1)	Other securities gains includes net realized gains or losses associated with trading securities and mutual funds.

Trading securities, which consist of mutual funds held in a trust associated with deferred compensation plans for former Monroe Bancorp directors and executives, are recorded at fair value and totaled $4.0 million at June 30, 2015 and $3.9 million at December 31, 2014.

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

	June 30, 2015		Weighted
(dollars in thousands)	Amortized	Fair	Average
Maturity	Cost	Value	Yield
Available-for-Sale
Within one year	$36,432	$36,663	2.39%
One to five years	402,946	404,980	1.81
Five to ten years	661,269	660,466	2.21
Beyond ten years	1,484,295	1,470,412	2.51

Total	$2,584,942	$2,572,521	2.32%

Held-to-Maturity
Within one year	$—	$—	—%
One to five years	38,270	39,943	4.63
Five to ten years	189,143	195,415	3.46
Beyond ten years	595,842	631,987	5.55

Total	$823,255	$867,345	5.03%

The following table summarizes the investment securities with unrealized losses at June 30, 2015 and December 31, 2014 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2015
Available-for-Sale
U.S. government-sponsored entities and agencies	$241,912	$(2,000)	$202,635	$(4,420)	$444,547	$(6,420)
Mortgage-backed securities - Agency	219,062	(3,331)	271,006	(9,151)	490,068	(12,482)
States and political subdivisions	180,993	(4,699)	6,303	(587)	187,296	(5,286)
Pooled trust preferred securities	—	—	7,096	(10,364)	7,096	(10,364)
Other securities	130,780	(1,759)	92,096	(2,558)	222,876	(4,317)

Total available-for-sale	$772,747	$(11,789)	$579,136	$(27,080)	$1,351,883	$(38,869)

Held-to-Maturity
States and political subdivisions	$65,272	$(581)	$—	$—	$65,272	$(581)

Total held-to-maturity	$65,272	$(581)	$—	$—	$65,272	$(581)

December 31, 2014
Available-for-Sale
U.S. Treasury	$9,524	$(8)	$—	$—	$9,524	$(8)
U.S. government-sponsored entities and agencies	180,488	(563)	257,914	(7,723)	438,402	(8,286)
Mortgage-backed securities - Agency	31,304	(122)	386,788	(10,246)	418,092	(10,368)
States and political subdivisions	41,481	(288)	9,534	(629)	51,015	(917)
Pooled trust preferred securities	—	—	6,607	(11,358)	6,607	(11,358)
Other securities	115,973	(906)	95,344	(2,763)	211,317	(3,669)

Total available-for-sale	$378,770	$(1,887)	$756,187	$(32,719)	$1,134,957	$(34,606)

Held-to-Maturity
States and political subdivisions	$6,171	$(77)	$—	$—	$6,171	$(77)

Total held-to-maturity	$6,171	$(77)	$—	$—	$6,171	$(77)

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

We did not record other-than-temporary-impairments during the six months ended June 30, 2015. Other- than-temporary-impairments totaled $100 thousand during the six months ended June 30, 2014.

As of June 30, 2015, Old National’s securities portfolio consisted of 1,737 securities, 356 of which were in an unrealized loss position. The unrealized losses attributable to our U.S. government-sponsored entities and agencies, our agency mortgage-backed securities, and our other securities are the result of fluctuations in interest rates. Our pooled trust preferred securities are discussed below.

Pooled Trust Preferred Securities

At June 30, 2015, our securities portfolio contained three pooled trust preferred securities with a fair value of $7.1 million and unrealized losses of $10.4 million. One of the pooled trust preferred securities in our portfolio falls within the scope of FASB ASC 325-10 (EITF 99-20) and has a fair value of $0.2 million with an unrealized loss of $3.3 million at June 30, 2015. This security was rated A3 at inception, but is rated D at June 30, 2015. The issuers in this security are banks. We use the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine whether an adverse change in cash flows has occurred during the quarter. The OTTI model considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and a limited number of recoveries on current or projected interest payment deferrals. In addition, we use the model to “stress” this CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Old National’s note class. For the six months ended June 30, 2015 and 2014, our model indicated no other-than-temporary-impairment losses on this security. At June 30, 2015, we have no intent to sell any securities that are in an unrealized loss position nor is it expected that we would be required to sell any securities.

Two of our pooled trust preferred securities with a fair value of $6.9 million and unrealized losses of $7.1 million at June 30, 2015 are not subject to FASB ASC 325-10. These securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. For the six months ended June 30, 2015 and 2014, our analysis indicated no other-than-temporary-impairment on these securities.

The table below summarizes the relevant characteristics of our pooled trust preferred securities as well as our single issuer trust preferred securities that are included in the “other securities” category in this footnote. Each of the pooled trust preferred securities support a more senior tranche of security holders. All three pooled trust preferred securities have experienced credit defaults. However, two of these securities have excess subordination and are not other-than-temporarily-impaired as a result of their class hierarchy, which provides more loss protection.

Trust preferred securities June 30, 2015 (dollars in thousands)	Class	Lowest Credit Rating (1)	Amortized Cost	Fair Value	Unrealized Gain/ (Loss)	Realized Losses 2015	# of Issuers Currently Performing/ Remaining	Actual Deferrals and Defaults as a % of Original Collateral	Expected Defaults as a % of Remaining Performing Collateral	Excess Subordination as a % of Current Performing Collateral
Pooled trust preferred securities:
Reg Div Funding 2004	B-2	D	$3,541	$241	$(3,300)	$—	26/41	31.8%	8.9%	0.0%
Pretsl XXVII LTD	B	B	4,468	2,465	(2,003)	—	34/46	22.7%	5.4%	41.7%
Trapeza Ser 13A	A2A	BB+	9,451	4,390	(5,061)	—	50/59	12.1%	5.2%	52.3%

			17,460	7,096	(10,364)	—

Single Issuer trust preferred securities:
Fleet Cap Tr V (BOA)		BB	3,384	2,922	(462)	—
JP Morgan Chase Cap XIII		BBB-	4,751	4,206	(545)	—
NB-Global		BB	760	838	78	—
Chase Cap II		BBB-	800	852	52	—

			9,695	8,818	(877)	—

Total			$27,155	$15,914	$(11,241)	$—

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

On July 19, 2010, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act contains provisions (the “Volcker Rule”) prohibiting certain investments which can be held by a bank holding company. Old National has a limited partnership that falls under these restrictions and has to be divested by July 2017. The estimated sales proceeds for this security would be less than the amortized cost of the security, and an other-than-temporary-impairment charge of $100 thousand was recorded for this security in the first quarter of 2014.

The following table details the remaining securities with other-than-temporary-impairment, their credit rating at June 30, 2015, and the related life-to-date credit losses recognized in earnings:

				Amount of other-than-temporary impairment recognized in earnings
		Lowest		Six Months Ended
		Credit	Amortized	June 30,		Life-to date
(dollars in thousands)	Vintage	Rating (1)	Cost	2015	2014
Reg Div Funding	2004	D	$3,541	$—	$—	$5,685
Limited partnership			730	—	100	100

Total			$4,271	$—	$100	$5,785

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

NOTE 7 - LOANS HELD FOR SALE

Loans held for sale were $217.7 million at June 30, 2015, compared to $213.5 million at December 31, 2014. Included in loans held for sale at June 30, 2015 were $197.4 million of loans identified to be sold in connection with the southern Illinois and eastern Indiana banking centers, and $20.3 million of mortgage loans held for immediate sale in the secondary market. Residential loans that Old National has originated with a commitment to sell are recorded at fair value in accordance with FASB ASC 825-10 (SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities). Old National had residential loans held for sale of $15.6 million at December 31,

2014. Prior to mid-2014, residential loans originated by Old National were primarily sold on a servicing released basis. Beginning with the inception of an in-house servicing unit in the third quarter of 2014, conventional mortgage production is now sold on a servicing retained basis. Certain loans, such as government guaranteed mortgage loans continue to be sold on servicing released basis.

The following table summarizes loans held for sale that were reclassified from loans held for investment at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
(dollars in thousands)	2015	2014
Commercial	$47,251	$45,500
Commercial real estate	31,277	30,690
Residential real estate	65,716	71,680
Consumer credit	53,136	50,058

Total	$197,380	$197,928

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

The composition of loans by lending classification was as follows:

	June 30,	December 31,
(dollars in thousands)	2015	2014
Commercial (1)	$1,775,954	$1,629,600
Commercial real estate:
Construction	163,914	134,552
Other	1,603,427	1,576,558
Residential real estate	1,622,819	1,519,156
Consumer credit:
Heloc	369,961	360,320
Auto	955,859	846,969
Other	138,721	103,338
Covered loans	135,407	147,708

Total loans	6,766,062	6,318,201
Allowance for loan losses	(48,479)	(44,297)
Allowance for loan losses - covered loans	(1,712)	(3,552)

Net loans	$6,715,871	$6,270,352

(1)	Includes direct finance leases of $17.7 million at June 30, 2015 and $19.3 million at December 31, 2014.

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

Covered loans

Covered loans represent loans acquired from the FDIC that are subject to loss share agreements whereby Old National is indemnified against 80% of losses up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0% reimbursement, and 80% of losses in excess of $467.2 million. As of June 30, 2015, we do not expect losses to exceed $275.0 million. See Note 9 to the consolidated financial statements for further details on our covered loans.

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

We adopted the probability of default and loss given default model for commercial loans because we believe this approach has a tendency to react more quickly to credit cycle shifts (both positive and negative). Switching from migration analysis to the probability of default and loss given default model for our performing commercial and commercial real estate loans did not have a material effect on our allowance for loan losses at the date of adoption.

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

We continue to use historic loss ratios adjusted for expectations of future economic conditions to determine the appropriate level of allowance for residential real estate and consumer loans.

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

Old National’s activity in the allowance for loan losses for the three and six months ended June 30, 2015 and 2014 is as follows:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Residential	Consumer	Unallocated	Total
Three Months Ended June 30, 2015
Balance at April 1, 2015	$24,703	$13,807	$2,919	$7,449	$—	$48,878
Charge-offs	(1,846)	(265)	(22)	(1,494)	—	(3,627)
Recoveries	763	760	59	1,087	—	2,669
Provision	(186)	2,023	(375)	809	—	2,271

Balance at June 30, 2015	$23,434	$16,325	$2,581	$7,851	$—	$50,191

Three Months Ended June 30, 2014
Balance at April 1, 2014	$19,506	$19,310	$3,359	$5,378	$—	$47,553
Charge-offs	(926)	(1,039)	(220)	(958)	—	(3,143)
Recoveries	794	480	27	841	—	2,142
Provision	(548)	(987)	407	728	—	(400)

Balance at June 30, 2014	$18,826	$17,764	$3,573	$5,989	$—	$46,152

Six Months Ended June 30, 2015
Balance at January 1, 2015	$20,670	$17,348	$2,962	$6,869	$—	$47,849
Charge-offs	(1,802)	445	(396)	(3,098)	—	(4,851)
Recoveries	1,945	927	87	1,962	—	4,921
Provision	2,621	(2,395)	(72)	2,118	—	2,272

Balance at June 30, 2015	$23,434	$16,325	$2,581	$7,851	$—	$50,191

Six Months Ended June 30, 2014
Balance at January 1, 2014	$16,565	$22,401	$3,239	$4,940	$—	$47,145
Charge-offs	(2,073)	(1,207)	(199)	(2,083)	—	(5,562)
Recoveries	1,586	1,575	109	1,662	—	4,932
Provision	2,748	(5,005)	424	1,470	—	(363)

Balance at June 30, 2014	$18,826	$17,764	$3,573	$5,989	$—	$46,152

The following table provides Old National’s recorded investment in financing receivables by portfolio segment at June 30, 2015 and December 31, 2014 and other information regarding the allowance:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Residential	Consumer	Unallocated	Total
June 30, 2015
Allowance for loan losses:
Individually evaluated for impairment	$8,793	$4,138	$—	$—	$—	$12,931
Collectively evaluated for impairment	13,780	11,584	2,531	7,567	—	35,462
Noncovered loans acquired with deteriorated credit quality	443	603	14	79	—	1,139
Covered loans acquired with deteriorated credit quality	418	—	36	205	—	659

Total allowance for loan losses	$23,434	$16,325	$2,581	$7,851	$—	$50,191

Loans and leases outstanding:
Individually evaluated for impairment	$73,632	$49,418	$—	$—	$—	$123,050
Collectively evaluated for impairment	1,708,389	1,696,526	1,622,841	1,512,980	—	6,540,736
Loans acquired with deteriorated credit quality	2,536	28,769	130	5,303	—	36,738
Covered loans acquired with deteriorated credit quality	4,355	31,538	19,129	10,516	—	65,538

Total loans and leases outstanding	$1,788,912	$1,806,251	$1,642,100	$1,528,799	$—	$6,766,062

December 31, 2014
Allowance for loan losses:
Individually evaluated for impairment	$7,280	$2,945	$—	$—	$—	$10,225
Collectively evaluated for impairment	12,163	13,354	2,945	6,519	—	34,981
Noncovered loans acquired with deteriorated credit quality	406	1,049	17	67	—	1,539
Covered loans acquired with deteriorated credit quality	821	—	—	283	—	1,104

Total allowance for loan losses	$20,670	$17,348	$2,962	$6,869	$—	$47,849

Loans and leases outstanding:
Individually evaluated for impairment	$38,485	$45,335	$—	$—	$—	$83,820
Collectively evaluated for impairment	1,598,352	1,631,794	1,519,171	1,359,537	—	6,108,854
Loans acquired with deteriorated credit quality	2,770	37,394	133	7,073	—	47,370
Covered loans acquired with deteriorated credit quality	7,160	37,384	21,106	12,507	—	78,157

Total loans and leases outstanding	$1,646,767	$1,751,907	$1,540,410	$1,379,117	$—	$6,318,201

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

Pass rated loans are those loans that are other than criticized, classified – substandard, classified - nonaccrual or classified – doubtful.

As of June 30, 2015 and December 31, 2014, the risk category of loans, excluding covered loans, by class of loans is as follows:

(dollars in thousands)
			Commercial Real Estate-		Commercial Real Estate-
	Commercial		Construction		Other
Corporate Credit Exposure Credit Risk Profile by Internally Assigned Grade	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Grade:
Pass	$1,597,390	$1,442,904	$154,353	$119,958	$1,409,446	$1,374,191
Criticized	71,652	89,775	3,037	2,229	88,971	102,805
Classified - substandard	36,247	58,461	2,312	5,866	42,972	38,659
Classified - nonaccrual	69,777	38,003	4,212	6,499	61,760	59,771
Classified - doubtful	888	457	—	—	278	1,132

Total	$1,775,954	$1,629,600	$163,914	$134,552	$1,603,427	$1,576,558

Old National considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, Old National also evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of June 30, 2015 and December 31, 2014, excluding covered loans:

	Residential	Consumer
(dollars in thousands)		Heloc	Auto	Other
June 30, 2015
Performing	$1,608,761	$367,245	$954,616	$137,291
Nonperforming	14,058	2,716	1,243	1,430

Total	$1,622,819	$369,961	$955,859	$138,721

December 31, 2014
Performing	$1,505,188	$357,205	$845,708	$101,811
Nonperforming	13,968	3,115	1,261	1,527

Total	$1,519,156	$360,320	$846,969	$103,338

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

The following table shows Old National’s impaired loans, excluding covered loans, which are individually evaluated as of June 30, 2015 and December 31, 2014, respectively. Of the loans purchased without FDIC loss share coverage, only those that have experienced subsequent impairment since the date acquired are included in the table below.

		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
June 30, 2015
With no related allowance recorded:
Commercial	$33,660	$34,031	$—
Commercial Real Estate - Construction	1,880	1,883	—
Commercial Real Estate - Other	34,005	36,987	—
Residential	933	1,055	—
Consumer	962	1,060	—
With an allowance recorded:
Commercial	35,247	35,255	7,979
Commercial Real Estate - Construction	—	—	—
Commercial Real Estate - Other	13,526	14,960	4,138
Residential	1,463	1,463	73
Consumer	1,594	1,594	80

Total Loans	$123,270	$128,288	$12,270

December 31, 2014
With no related allowance recorded:
Commercial	$25,483	$25,854	$—
Commercial Real Estate - Construction	2,168	1,397	—
Commercial Real Estate - Other	28,637	30,723	—
Residential	588	658	—
Consumer	685	748	—
With an allowance recorded:
Commercial	7,471	10,488	4,883
Commercial Real Estate - Construction	98	98	11
Commercial Real Estate - Other	14,432	16,503	2,934
Residential	1,476	1,476	74
Consumer	1,543	1,543	77

Total Loans	$82,581	$89,488	$7,979

The average balance of impaired loans, excluding covered loans, and interest income recognized on impaired loans during the three months ended June 30, 2015 and 2014 are included in the table below.

	Average	Interest
	Recorded	Income
(dollars in thousands)	Investment	Recognized (1)
Three Months Ended June 30, 2015
With no related allowance recorded:
Commercial	$30,769	$85
Commercial Real Estate - Construction	2,107	1
Commercial Real Estate - Other	38,758	189
Residential	920	1
Consumer	869	1
With an allowance recorded:
Commercial	25,069	355
Commercial Real Estate - Construction	117	—
Commercial Real Estate - Other	10,274	121
Residential	1,469	2
Consumer	1,518	29

Total Loans	$111,870	$784

Three Months Ended June 30, 2014
With no related allowance recorded:
Commercial	$17,040	$1
Commercial Real Estate - Construction	1,449	15
Commercial Real Estate - Other	19,537	106
Residential	98	—
Consumer	348	2
With an allowance recorded:
Commercial	11,764	54
Commercial Real Estate - Construction	—	—
Commercial Real Estate - Other	18,614	52
Residential	2,308	24
Consumer	1,248	14

Total Loans	$72,406	$268

(1)	The Company does not record interest on nonaccrual loans until principal is recovered.

The average balance of impaired loans, excluding covered loans, and interest income recognized on impaired loans during the six months ended June 30, 2015 and 2014 are included in the table below.

	Average	Interest
	Recorded	Income
(dollars in thousands)	Investment	Recognized (1)
Six Months Ended June 30, 2015
With no related allowance recorded:
Commercial	$31,505	$127
Commercial Real Estate - Construction	2,025	4
Commercial Real Estate - Other	32,402	274
Residential	761	1
Consumer	824	2
With an allowance recorded:
Commercial	21,359	403
Commercial Real Estate - Construction	49	—
Commercial Real Estate - Other	13,980	122
Residential	1,469	64
Consumer	1,568	49

Total Loans	$105,942	$1,046

Six Months Ended June 30, 2014
With no related allowance recorded:
Commercial	$18,975	$34
Commercial Real Estate - Construction	1,024	15
Commercial Real Estate - Other	19,402	160
Residential	102	—
Consumer	343	4
With an allowance recorded:
Commercial	10,002	108
Commercial Real Estate - Construction	—	—
Commercial Real Estate - Other	17,490	164
Residential	2,307	41
Consumer	1,127	26

Total Loans	$70,772	$552

(1)	The Company does not record interest on nonaccrual loans until principal is recovered.

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

Old National’s past due financing receivables as of June 30, 2015 and December 31, 2014 are as follows:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Recorded Investment > 90 Days and Accruing	Nonaccrual	Total Past Due	Current
June 30, 2015
Commercial	$704	$1,107	$325	$70,665	$72,801	$1,703,153
Commercial Real Estate:
Construction	—	—	—	4,212	4,212	159,702
Other	1,005	301	—	62,038	63,344	1,540,083
Residential	10,055	1,878	88	14,058	26,079	1,596,740
Consumer:
Heloc	566	196	—	2,716	3,478	366,483
Auto	2,995	592	27	1,243	4,857	951,002
Other	500	174	158	1,430	2,262	136,459
Covered loans	657	407	—	11,440	12,504	122,903

Total loans	$16,482	$4,655	$598	$167,802	$189,537	$6,576,525

December 31, 2014
Commercial	$649	$813	$33	$38,460	$39,955	$1,589,645
Commercial Real Estate:
Construction	—	—	—	6,499	6,499	128,053
Other	3,834	1,468	138	60,903	66,343	1,510,215
Residential	11,606	3,959	1	13,968	29,534	1,489,622
Consumer:
Heloc	577	376	—	3,115	4,068	356,252
Auto	3,349	695	203	1,261	5,508	841,461
Other	969	129	83	1,527	2,708	100,630
Covered loans	1,477	584	—	15,124	17,185	130,523

Total loans	$22,461	$8,024	$458	$140,857	$171,800	$6,146,401

Loan Participations

Old National has loan participations, which qualify as participating interests, with other financial institutions. At June 30, 2015, these loans totaled $330.5 million, of which $170.0 million had been sold to other financial institutions and $160.5 million was retained by Old National. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder, involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder, all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.

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

When a residential or consumer loan is identified as a troubled debt restructuring, the loan is written down to its collateral value less selling costs.

The following table presents activity in TDRs for the six months ended June 30, 2015 and 2014:

(dollars in thousands)	Commercial	Commercial Real Estate	Residential	Consumer	Total
Six Months Ended June 30, 2015
Balance at January 1, 2015	$15,205	$15,226	$2,063	$2,459	$34,953
(Charge-offs)/recoveries	574	648	(15)	(27)	1,180
Payments	(3,505)	(3,135)	(85)	(320)	(7,045)
Additions	5,573	3,321	419	681	9,994

Balance at June 30, 2015	$17,847	$16,060	$2,382	$2,793	$39,082

Six Months Ended June 30, 2014
Balance at January 1, 2014	$22,443	$22,639	$2,344	$1,441	$48,867
(Charge-offs)/recoveries	(252)	167	1	(21)	(105)
Payments	(12,408)	(4,220)	(47)	(229)	(16,904)
Additions	8,833	1,822	175	831	11,661

Balance at June 30, 2014	$18,616	$20,408	$2,473	$2,022	$43,519

Approximately $25.5 million of the TDRs at June 30, 2015 were included with nonaccrual loans, compared to $22.1 million at December 31, 2014. Old National has allocated specific reserves to customers whose loan terms have been modified in TDRs totaling $0.9 million at June 30, 2015 and $2.8 million at December 31, 2014. As of June 30, 2015, Old National had committed to lend an additional $0.9 million to customers with outstanding loans that are classified as TDRs.

The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the six months ended June 30, 2015 and 2014 are the same since the loan modifications did not involve the forgiveness of principal. Old National did not record any charge-offs at the modification date. The following table presents loans by class modified as TDRs that occurred during the six months ended June 30, 2015:

(dollars in thousands)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Troubled Debt Restructuring:
Commercial	18	$5,573	$5,573
Commercial Real Estate - construction	5	1,162	1,162
Commercial Real Estate - other	14	2,159	2,159
Residential	3	419	419
Consumer - other	18	681	681

Total	58	$9,994	$9,994

The TDRs described above resulted in immaterial changes in the allowance for loan losses and charge-offs during the six months ended June 30, 2015.

The following table presents loans by class modified as TDRs that occurred during the six months ended June 30, 2014:

(dollars in thousands)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Troubled Debt Restructuring:
Commercial	13	$8,833	$8,833
Commercial Real Estate - construction	1	484	484
Commercial Real Estate - other	14	1,338	1,338
Residential	2	175	175
Consumer - other	13	831	831

Total	43	$11,661	$11,661

The TDRs described above resulted increased the allowance for loan losses by $0.8 million and resulted in immaterial charge-offs during the six months ended June 30, 2014.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

There were three commercial loans and four commercial real estate loans totaling $0.5 million that were modified as TDRs within the preceding twelve months, and for which there was a payment default during the six months ended June 30, 2015.

There were three commercial loans and two commercial real estate loans totaling $0.2 million that were modified as TDRs within the preceding twelve months, and for which there was a payment default during the six months ended June 30, 2014.

The terms of certain other loans were modified during the six months ended June 30, 2015 that did not meet the definition of a TDR. It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have extended the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification. The evaluation is performed under our internal underwriting policy. We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral or a bona fide guarantee. We also consider whether the modification was insignificant relative to the other terms of the agreement or if the delay in a payment was 90 days or less.

PCI loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition. If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually. If the purchased credit impaired loan is being accounted for as part of a pool, it will not be removed from the pool. As of June 30, 2015, it has not been necessary to remove any loans from PCI accounting.

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

Old National has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. For these noncovered loans that meet the criteria of ASC 310-30 treatment, the carrying amount is as follows:

(dollars in thousands)	June 30, 2015	December 31, 2014
Commercial	$2,536	$2,770
Commercial real estate	28,769	37,394
Residential	130	133
Consumer	5,303	7,073

Carrying amount	$36,738	$47,370

Carrying amount, net of allowance	$35,599	$45,831

Allowance for loan losses	$1,139	$1,539

The outstanding balance of noncovered loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties, was $105.3 million at June 30, 2015 and $135.9 million at December 31, 2014.

The accretable difference on purchased loans acquired in a business combination is the difference between the expected cash flows and the net present value of expected cash flows with such difference accreted into earnings using the effective yield method over the term of the loans. Accretion recorded as loan interest income totaled $8.2 million during the six months ended June 30, 2015 and $9.8 million during the six months ended June 30, 2014. Improvement in cash flow expectations has resulted in a reclassification from nonaccretable difference to accretable yield.

Accretable yield of noncovered loans, or income expected to be collected, is as follows:

(dollars in thousands)	Monroe	Integra Noncovered	IBT	Tower	United	LSB	Founders	Total
Balance at January 1, 2015	$3,564	$1,389	$13,354	$4,559	$1,516	$2,409	$—	$26,791
New loans purchased	—	—	—	—	—	—	1,812	1,812
Accretion of income	(1,513)	(286)	(4,410)	(645)	(476)	(640)	(236)	(8,206)
Reclassifications from (to) nonaccretable difference	(207)	117	487	(224)	858	2,506	1,023	4,560
Disposals/other adjustments	502	(85)	961	32	240	—	—	1,650

Balance at June 30, 2015	$2,346	$1,135	$10,392	$3,722	$2,138	$4,275	$2,599	$26,607

Included in Old National’s allowance for loan losses is $1.1 million related to the purchased loans disclosed above at June 30, 2015, compared to $1.5 million at December 31, 2014. An immaterial amount of allowance for loan losses was reversed during 2014 related to these loans.

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

NOTE 9 – COVERED LOANS

Covered loans represent loans acquired from the FDIC that are subject to loss share agreements. The carrying amount of covered loans was $135.4 million at June 30, 2015, compared to $147.7 million at December 31, 2014. The composition of covered loans by lending classification was as follows:

	At June 30, 2015
(dollars in thousands)	Loans Accounted for Under ASC 310-30 (Purchased Credit Impaired)	Loans Excluded from ASC 310-30 (1) (Not Purchased Credit Impaired)	Total Covered Purchased Loans
Commercial	$4,355	$8,603	$12,958
Commercial real estate	31,538	7,372	38,910
Residential	19,129	152	19,281
Consumer	10,516	53,742	64,258

Covered loans	65,538	69,869	135,407
Allowance for loan losses	(659)	(1,053)	(1,712)

Covered loans, net	$64,879	$68,816	$133,695

(1)	Includes loans with revolving privileges which are scoped out of FASB ASC 310-30 and certain loans which Old National elected to treat under the cost recovery method of accounting.

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

The outstanding balance of covered loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties, was $223.2 million at June 30, 2015 and $241.9 million at December 31, 2014.

The following table is a roll-forward of acquired impaired loans accounted for under ASC 310-30 for the six months ended June 30, 2015 and 2014:

(dollars in thousands)	Contractual Cash Flows (1)	Nonaccretable Difference	Accretable Yield	Carrying Amount (2)
Six Months Ended June 30, 2015
Balance at January 1, 2015	$124,809	$(12,014)	$(35,742)	$77,053
Principal reductions and interest payments	(18,178)	(814)	—	(18,992)
Accretion of loan discount	—	—	7,259	7,259
Changes in contractual and expected cash flows due to remeasurement	(3,633)	4,412	(733)	46
Removals due to foreclosure or sale	(506)	162	(143)	(487)

Balance at June 30, 2015	$102,492	$(8,254)	$(29,359)	$64,879

Six Months Ended June 30, 2014
Balance at January 1, 2014	$251,042	$(46,793)	$(73,211)	$131,038
Principal reductions and interest payments	(56,475)	(828)	(940)	(58,243)
Accretion of loan discount	—	—	24,950	24,950
Changes in contractual and expected cash flows due to remeasurement	(6,170)	23,017	(14,494)	2,353
Removals due to foreclosure or sale	(6,138)	1,670	(965)	(5,433)

Balance at June 30, 2014	$182,259	$(22,934)	$(64,660)	$94,665

(1)	The balance of contractual cash flows includes future contractual interest and is net of amounts charged off and interest collected on nonaccrual loans.
(2)	Carrying amount for this table is net of allowance for loan losses.

Over the life of the acquired loans, we continue to estimate cash flows expected to be collected on individual loans or on pools of loans sharing common risk characteristics which were treated in the aggregate when applying various valuation techniques. We evaluate at each balance sheet date whether the present value of loans determined using the effective interest rates has decreased and if so, recognize a provision for loan losses. For any increases in cash flows expected to be collected, we adjust the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life. Eighty percent of the prospective yield adjustments are offset as Old National will recognize a corresponding decrease in cash flows expected from the indemnification asset prospectively in a similar manner. The indemnification asset is adjusted over the shorter of the life of the underlying investment or the indemnification agreement.

Accretable yield, or income expected to be collected on the covered loans accounted for under ASC 310-30, is as follows:

(dollars in thousands)	2015	2014
Balance at January 1,	$35,742	$73,211
Accretion of income	(7,259)	(24,950)
Reclassifications from (to) nonaccretable difference	733	14,494
Disposals/other adjustments	143	1,905

Balance at June 30,	$29,359	$64,660

At June 30, 2015, the $16.5 million loss sharing asset is comprised of a $14.1 million FDIC indemnification asset and a $2.4 million FDIC loss share receivable. The loss share receivable represents actual incurred losses where reimbursement has not yet been received from the FDIC. The indemnification asset represents future cash flows we expect to collect from the FDIC under the loss sharing agreements and the amount related to the estimated improvements in cash flow expectations that are being amortized over the same period for which those improved cash flows are being accreted into income. At June 30, 2015, $6.8 million of the FDIC indemnification asset is related to expected indemnification payments and $7.3 million is expected to be amortized and reported in noninterest income as an offset to future accreted interest income. At June 30, 2014, $17.0 million of the FDIC indemnification asset was related to expected indemnification payments and $28.9 million was expected to be amortized and reported in noninterest income as an offset to future accreted interest income.

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

Alternatively, when the quarterly re-measurement results in an increase in expected future cash flows due to a decrease in expected credit losses, the nonaccretable difference decreases and the effective yield of the related loan portfolio is increased. As a result of the improved expected cash flows, the indemnification asset would be reduced first by the amount of any impairment previously recorded and, second, by increased amortization over the remaining life of the related loss sharing agreements or the remaining life of the indemnified asset, whichever is shorter.

The following table shows a detailed analysis of the FDIC loss sharing asset for the six months ended June 30, 2015 and 2014:

(dollars in thousands)	2015	2014
Balance at January 1,	$20,603	$88,513
Adjustments not reflected in income:
Cash received from FDIC	(2,231)	(20,306)
Other	612	1,037
Adjustments reflected in income:
(Amortization) accretion	(3,830)	(15,988)
Higher (lower) loan loss expectations	109	(18)
Write-downs/(gain) on sale of other real estate	1,212	(1,807)

Balance at June 30,	$16,475	$51,431

NOTE 10 – OTHER REAL ESTATE OWNED

The following table presents activity in other real estate owned for the six months ended June 30, 2015 and 2014:

(dollars in thousands)	Other Real Estate Owned (1)	Other Real Estate Owned, Covered
Six Months Ended June 30, 2015
Balance at January 1, 2015	$7,241	$9,121
Additions	4,579	429
Sales	(2,153)	(4,580)
Gains (losses)/Write-downs	(279)	(217)

Balance at June 30, 2015	$9,388	$4,753

Six Months Ended June 30, 2014
Balance at January 1, 2014	$7,562	$13,670
Additions	2,878	7,387
Sales	(2,909)	(8,113)
Gains (losses)/Write-downs	(802)	(1,789)

Balance at June 30, 2014	$6,729	$11,155

(1)	Includes repossessed personal property of $0.3 million at June 30, 2015 and $0.4 million at June 30, 2014.

At June 30, 2015, foreclosed residential real estate property included in the table above totaled $1.0 million. At June 30, 2015, consumer mortgage loans collateralized by residential real property that were in the process of foreclosure totaled $8.3 million.

Covered OREO expenses and valuation write-downs are recorded in the noninterest expense section of the consolidated statements of income. Under the loss sharing agreements, the FDIC will reimburse us for 80% of expenses and valuation write-downs related to covered assets up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0%, and 80% of losses in excess of $467.2 million. As of June 30, 2015, we do not expect losses to exceed $275.0 million. The reimbursable portion of these expenses is recorded in the FDIC indemnification asset. Changes in the FDIC indemnification asset are recorded in the noninterest income section of the consolidated statements of income.

NOTE 11 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in the carrying amount of goodwill by segment for the six months ended June 30, 2015 and 2014:

(dollars in thousands)	Banking	Insurance	Total
Six Months Ended June 30, 2015
Balance at January 1, 2015	$490,972	$39,873	$530,845
Goodwill acquired during the period	56,529	1,090	57,619

Balance at June 30, 2015	$547,501	$40,963	$588,464

Six Months Ended June 30, 2014
Balance at January 1, 2014	$312,856	$39,873	$352,729
Goodwill acquired during the period	55,745	—	55,745

Balance at June 30, 2014	$368,601	$39,873	$408,474

Goodwill is reviewed annually for impairment. Old National completed its most recent annual goodwill impairment test as of August 31, 2014 and concluded that, based on current events and circumstances, it is not more likely than not that the carrying value of goodwill exceeds fair value. During the first half of 2015, Old National recorded $56.0 million of goodwill associated with the acquisition of Founders that was allocated to the “Banking” segment. Also during the first half of 2015, Old National recorded a $0.5 million increase to goodwill associated with the acquisition of LSB that was allocated to the “Banking” segment and an increase of $1.1 million of goodwill associated with the acquisition of Mutual Underwriters that was allocated to the “Insurance” segment. See Note 3 to the consolidated financial statements for detail regarding goodwill recorded in 2014 associated with acquisitions.

The gross carrying amount and accumulated amortization of other intangible assets at June 30, 2015 and December 31, 2014 was as follows:

(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
June 30, 2015
Amortized intangible assets:
Core deposit	$60,103	$(40,613)	$19,490
Customer business relationships	30,787	(22,400)	8,387
Customer trust relationships	16,547	(4,375)	12,172
Customer loan relationships	4,413	(3,466)	947

Total intangible assets	$111,850	$(70,854)	$40,996

December 31, 2014
Amortized intangible assets:
Core deposit	$57,149	$(36,950)	$20,199
Customer business relationships	27,942	(21,438)	6,504
Customer trust relationships	13,986	(3,232)	10,754
Customer loan relationships	4,413	(3,176)	1,237

Total intangible assets	$103,490	$(64,796)	$38,694

Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years. During the first quarter of 2015, Old National increased core deposit intangibles by $2.9 million and customer trust relationships by $2.6 million related to the Founders acquisition that is included in the “Banking” segment. Also during the first quarter of 2015, Old National increased customer business relationships intangibles by $2.6 million related to the Mutual Underwriters acquisition that is included in the “Insurance” segment. During the second quarter of 2015, Old National increased customer business relationships intangibles by $0.2 million related to the purchase of an insurance book of business, which is included in the “Insurance” segment. See Note 21 to the consolidated financial statements for a description of the Company’s operating segments.

Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. No impairment charges were recorded during the six months ended June 30, 2015 or 2014. Total amortization expense associated with intangible assets was $6.1 million for the six months ended June 30, 2015 and $3.8 million for the six months ended June 30, 2014.

Estimated amortization expense for future years is as follows:

(dollars in thousands)
2015 remaining	$5,674
2016	9,869
2017	7,587
2018	5,816
2019	4,371
Thereafter	7,679

Total	$40,996

NOTE 12 – LOAN SERVICING RIGHTS

Loan servicing rights were assumed in Old National’s acquisitions of United on July 31, 2014 and Founders on January 1, 2015. See Note 3 to the consolidated financial statements for detail regarding loan servicing rights recorded associated with these acquisitions.

At June 30, 2015, loan servicing rights derived from loans sold with servicing retained totaled $10.0 million and were included in other assets in the consolidated balance sheet, compared to $9.5 million at December 31, 2014. Loans serviced for others are not reported as assets. The principal balance of loans serviced for others was $1.165 billion at June 30, 2015, compared to $1.124 billion at December 31, 2014. Approximately 96% of the loans serviced for others at June 30, 2015 were residential mortgage loans. Custodial escrow balances maintained in connection with serviced loans were $9.1 million at June 30, 2015 and $16.5 million at December 31, 2014.

The following table summarizes the activity related to loan servicing rights and the related valuation allowance for the six months ended June 30, 2015 and 2014:

(dollars in thousands)	2015	2014
Balance at January 1,	$9,584	$—
Additions	1,754	—
Amortization	(1,271)	—

Balance before valuation allowance at June 30,	10,067	—

Valuation allowance:
Balance at January 1,	(50)	—
(Additions)/recoveries	10	—

Balance at June 30,	(40)	—

Loan servicing rights, net	$10,027	$—

At June 30, 2015, the fair value of servicing rights was $10.9 million, which was determined using a discount rate of 11.25% and a weighted average prepayment speed of 163% PSA. At December 31, 2014, the fair value of servicing rights was $9.5 million, which was determined using a discount rate of 12% and a weighted average prepayment speed of 192% PSA.

NOTE 13 – SHORT-TERM BORROWINGS

The following table presents the distribution of Old National’s short-term borrowings and related weighted-average interest rates as of June 30, 2015:

(dollars in thousands)	Federal Funds Purchased	Repurchase Agreements / Sweeps	Total
2015
Outstanding at June 30, 2015	$173,468	$356,909	$530,377
Average amount outstanding	110,705	349,858	460,563
Maximum amount outstanding at any month-end	173,468	369,515
Weighted average interest rate:
During the six months ended June 30, 2015	0.19%	0.06%	0.09%
At June 30, 2015	0.12	0.07	0.08

The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At June 30, 2015
	Remaining Contractual Maturity of the Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 days	Total
Repurchase Agreements:
U.S. Treasury and agency securities	$356,341	$—	$—	$568	$356,909

Total	$356,341	$—	$—	$568	$356,909

NOTE 14 - FINANCING ACTIVITIES

The following table summarizes Old National’s and its subsidiaries’ other borrowings at June 30, 2015 and December 31, 2014:

(dollars in thousands)	June 30, 2015	December 31, 2014
Old National Bancorp:
Senior unsecured bank notes (fixed rate 4.125%) maturing August 2024	$175,000	$175,000
Junior subordinated debentures (variable rates of 1.63% to 2.03%) maturing March 2035 to June 2037	45,000	45,000
ASC 815 fair value hedge and other basis adjustments	(4,666)	(4,884)
Old National Bank:
Securities sold under agreements to repurchase (fixed rates 2.47% to 2.50%) maturing January 2017 to January 2018	50,000	50,000
Federal Home Loan Bank advances (fixed rates 0.18% to 6.76% and variable rates 0.35% to 0.43%) maturing July 2015 to January 2025	799,473	649,987
Capital lease obligation	4,068	4,099
ASC 815 fair value hedge and other basis adjustments	534	900

Total other borrowings	$1,069,409	$920,102

Contractual maturities of other borrowings at June 30, 2015 were as follows:

(dollars in thousands)
Due in 2015	$250,032
Due in 2016	117,376
Due in 2017	95,887
Due in 2018	145,399
Due in 2019	2,935
Thereafter	461,912
ASC 815 fair value hedge and other basis adjustments	(4,132)

Total	$1,069,409

SENIOR NOTES

In August 2014, Old National issued $175.0 million of senior unsecured notes with a 4.125% interest rate. These notes pay interest on February 15 and August 15. The notes mature on August 15, 2024.

FEDERAL HOME LOAN BANK

Federal Home Loan Bank (“FHLB”) advances had weighted-average rates of 0.70% at June 30, 2015 and 0.77% at December 31, 2014. These borrowings are collateralized by investment securities and residential real estate loans up to 144% of outstanding debt.

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

Joseph Capital Trust II. St. Joseph Capital Trust II issued $5.0 million in preferred securities in March 2005. The preferred securities have a variable rate of interest priced at the three-month London Interbank Offered Rate (“LIBOR”) plus 175 basis points, payable quarterly and maturing on March 17, 2035. Proceeds from the issuance of these securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by St. Joseph Capital Trust II.

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

At June 30, 2015, the future minimum lease payments under the capital lease were as follows:

(dollars in thousands)
2015 remaining	$205
2016	410
2017	410
2018	410
2019	429
Thereafter	8,836

Total minimum lease payments	10,700
Less amounts representing interest	6,632

Present value of net minimum lease payments	$4,068

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

Old National contributed $43 thousand to cover benefit payments from the Restoration Plan during the six months ended June 30, 2015. Old National expects to contribute an additional $22 thousand to cover benefit payments from the Restoration Plan during the remainder of 2015.

The net periodic benefit cost and its components were as follows for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2015	2014	2015	2014
Interest cost	$415	$438	$830	$877
Expected return on plan assets	(511)	(560)	(1,023)	(1,120)
Recognized actuarial loss	531	329	1,062	658
Settlement	196	285	402	285

Net periodic benefit cost	$631	$492	$1,271	$700

NOTE 16 - STOCK-BASED COMPENSATION

At June 30, 2015, Old National had 4.9 million shares remaining available for issuance under the Company’s Amended and Restated 2008 Incentive Compensation Plan. The granting of awards to key employees is typically in the form of restricted stock awards or units.

Restricted Stock Awards

The Company granted 187 thousand time-based restricted stock awards to certain key officers during the six months ended June 30, 2015, with shares vesting over a thirty-six month period. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. As of June 30, 2015, unrecognized compensation expense was estimated to be $4.1 million for unvested restricted stock awards.

Old National recorded expense of $0.5 million, net of tax, during the six months ended June 30, 2015, compared to $0.4 million, net of tax, during the six months ended June 30, 2014 related to the vesting of restricted stock awards.

Restricted Stock Units

The Company granted 279 thousand shares of performance based restricted stock units to certain key officers during the six months ended June 30, 2015, with shares vesting at the end of a thirty-six month period based on the achievement of certain targets. For certain awards, the level of performance could increase or decrease the percentage of shares earned. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. As of June 30, 2015, unrecognized compensation expense was estimated to be $5.1 million.

Old National recorded stock based compensation expense, net of tax, related to restricted stock units of $0.8 million during the six months ended June 30, 2015 and $1.1 million during the six months ended June 30, 2014.

Stock Options

Old National has not granted stock options since 2009. However, Old National did acquire stock options through prior year acquisitions. Old National did not record any stock based compensation expense related to these stock options during the six months ended June 30, 2015 or 2014.

Stock Appreciation Rights

Old National has never granted stock appreciation rights. However, Old National did acquire stock appreciation rights through a prior year acquisition. Old National did not record any stock-based compensation expense related to these stock appreciation rights during the six months ended June 30, 2015 or 2014.

NOTE 17 - INCOME TAXES

Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statements of income for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2015	2014	2015	2014
Provision at statutory rate of 35%	$12,290	$9,251	$22,836	$21,764
Tax-exempt income	(3,930)	(3,422)	(7,783)	(6,559)
State income taxes	520	182	1,796	825
Interim period effective rate adjustment	314	2,149	1,821	124
State statutory rate change	—	(218)	—	904
Other, net	(235)	(284)	(486)	(158)

Income tax expense	$8,959	$7,658	$18,184	$16,900

Effective tax rate	25.5%	29.0%	27.9%	27.2%

In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at June 30, 2015 and 2014 based on the current estimate of the effective annual rate.

The lower effective tax rate during the three months ended June 30, 2015 when compared to the three months ended June 30, 2014 is the result of quarterly effective tax rate fluctuations based on the timing of the actual effective tax rate of the second quarter of 2014 as compared to the forecasted full year effective tax rate for 2014. The higher effective tax rate during the six months ended June 30, 2015 when compared to the six months ended June 30, 2014 is the result of an increase in the forecasted effective tax rate for 2015 as compared to 2014, as well as an increase in state income taxes due to the acquisition of Founders and the Indiana tax rate reductions in the first quarter of 2015.

No valuation allowance was recorded at June 30, 2015 or 2014 because, based on current expectations, Old National believes it will generate sufficient income in future years to realize deferred tax assets.

Unrecognized Tax Benefits

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in thousands)	2015	2014
Balance at January 1,	$77	$3,847
Additions (reductions) based on tax positions related to the current year	27	21

Balance at June 30,	$104	$3,868

If recognized, approximately $0.1 million of unrecognized tax benefits, net of interest, would favorably affect the effective income tax rate in future periods.

NOTE 18 - DERIVATIVE FINANCIAL INSTRUMENTS

As part of our overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, caps and floors. The notional amount of these derivative instruments was $708.0 million at June 30, 2015 and $608.0 million at December 31, 2014. The June 30, 2015 balances consist of $38.0 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its FHLB advances, $625.0 million notional amount of pay-fixed, receive-variable interest rate swaps on certain of its FHLB advances and $45.0 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its commercial loans. The December 31, 2014 balances consist of $38.0 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its FHLB advances, $525.0 million notional amount of pay-fixed, receive-variable interest rate swaps on certain of its FHLB advances and $45.0 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its commercial loans. These hedges were entered into to manage interest rate risk. Derivative instruments are recognized on the balance sheet at their fair value and are not reported on a net basis.

In addition, commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At June 30, 2015, the notional amount of the interest rate lock commitments was $52.9 million and forward commitments were $60.1 million. At December 31, 2014, the notional amount of the interest rate lock commitments was $19.7 million and forward commitments were $29.1 million. It is our practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans.

Old National also enters into derivative instruments for the benefit of its customers. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $401.4 million and $401.4 million, respectively, at June 30, 2015. At December 31, 2014, the notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $435.6 million and $435.6 million, respectively. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps, caps and collars. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.

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

Amounts reported in AOCI related to cash flow hedges will be reclassified to interest income or interest expense as interest payments are received or paid on the Company’s derivative instruments. During the next 12 months, the Company estimates that $0.6 million will be reclassified to interest income and $4.9 million will be reclassified to interest expense.

Asset derivatives are included in other assets and liability derivatives are included in other liabilities on the balance sheet. The following table summarizes the fair value of derivative financial instruments utilized by Old National:

	June 30, 2015		December 31, 2014
(dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments
Interest rate contracts	$5,011	$12,503	$4,278	$9,951

Total derivatives designated as hedging instruments	$5,011	$12,503	$4,278	$9,951

Derivatives not designated as hedging instruments
Interest rate contracts	$11,466	$11,584	$13,780	$13,917
Mortgage contracts	1,817	—	514	—

Total derivatives not designated as hedging instruments	$13,283	$11,584	$14,294	$13,917

Total	$18,294	$24,087	$18,572	$23,868

The effect of derivative instruments on the consolidated statements of income for the three and six months ended June 30, 2015 and 2014 are as follows:

		Three Months Ended
		June 30,
(dollars in thousands)		2015	2014
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$(212)	$339
Interest rate contracts (2)	Other income / (expense)	23	75

Total		$(189)	$414

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (3)	Other income / (expense)	$19	$(4)
Mortgage contracts	Mortgage banking revenue	362	42

Total		$381	$38

		Six Months Ended June 30,
(dollars in thousands)		2015	2014
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$(189)	$698
Interest rate contracts (2)	Other income / (expense)	82	181

Total		$(107)	$879

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (3)	Other income / (expense)	$19	$69
Mortgage contracts	Mortgage banking revenue	1,150	122

Total		$1,169	$191

(1)	Amounts represent the net interest payments as stated in the contractual agreements.
(2)	Amounts represent ineffectiveness on derivatives designated as fair value hedges.
(3)	Includes the valuation differences between the customer and offsetting counterparty swaps.

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

Old National sought an interlocutory appeal on the issue of class certification on April 2, 2013, which was subsequently denied. On June 11, 2013, Old National moved for summary judgment asserting the law as applied to the material facts not in dispute should result in judgment in favor of Old National. On September 16, 2013, a hearing was held on the summary judgment motion and the Motion was denied by the Circuit Court on April 14, 2014. Subsequently, Old National sought and was granted leave to appeal the denial of its Motion for Summary Judgment. On July 11, 2014, the Indiana Court of Appeals accepted the appeal and the parties fully briefed the matter as of February 23, 2015. On April 23, 2015, the Court of Appeals affirmed in part and reversed in part the Circuit Court’s denial of Old National’s Motion for Summary Judgment and remanded the case to the Circuit Court for further proceedings. Specifically, the Court of Appeals rejected Old National’s contention that all of plaintiffs’ claims were preempted by federal law but did agree that plaintiffs’ state law claims of conversion, unconscionability and unjust enrichment were unsupported under Indiana law. The dismissal of these claims removes any claims which would entitle plaintiffs to treble damages. The Court of Appeals determined Old National had not negated plaintiffs’ state law claim for breach of a duty of good faith and fair dealing as to the deposit account agreement and remanded that claim back to the Circuit Court. On May 22, 2015, Old National filed a Petition to Transfer the Case to the Indiana Supreme Court in which it asked the Court to accept an appeal of the remaining count. On July 23, 2015, the Indiana Supreme Court declined to accept transfer of the case. The case will now return to the trial court for further proceedings on the sole remaining count. At this phase of the litigation, it is not possible for management of Old National to determine the probability of a material adverse outcome or reasonably estimate the amount of any loss.

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

Old National had deferred gains remaining associated with prior sale leaseback transactions totaling $63.1 million as of June 30, 2015 and $68.3 million as of December 31, 2014. The leases had original terms ranging from five to twenty-four years. These gains will be recognized over the remaining term of the leases.

CREDIT-RELATED FINANCIAL INSTRUMENTS

In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.703 billion and standby letters of credit of $60.7 million at June 30, 2015. At June 30, 2015, approximately $1.618 billion of the loan commitments had fixed rates and $85.2 million had floating rates, with the floating interest rates ranging from 0% to 25%. At December 31, 2014, loan commitments were $1.584 billion and standby letters of credit were $65.3 million. These commitments are not reflected in the consolidated financial statements. The allowance for unfunded loan commitments totaled $2.3 million at June 30, 2015 and $4.4 million at December 31, 2014.

Old National had credit extensions with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients totaling $18.1 million at June 30, 2015 and $13.0 million at December 31, 2014. Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $16.6 million at June 30, 2015 and $11.5 million December 31, 2014. Old National did not provide collateral for the remaining credit extensions.

NOTE 20 - FINANCIAL GUARANTEES

Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires the Company to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At June 30, 2015, the notional amount of standby letters of credit was $60.7 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.4 million. At December 31, 2014, the notional amount of standby letters of credit was $65.3 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.4 million.

Old National entered into a risk participation in an interest rate swap during the second quarter of 2007, which had a notional amount of $7.6 million at June 30, 2015. Old National entered into an additional risk participation in an interest rate swap during the third quarter of 2014, which had a notional amount of $12.8 million at June 30, 2015.

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

Selected business segment financial information is shown in the following table for the three and six months ended June 30:

(dollars in thousands)	Banking	Insurance	Other	Total
Three months ended June 30, 2015
Net interest income	$94,214	$3	$(2,120)	$92,097
Noninterest income	44,300	10,197	482	54,979
Noncash items:
Depreciation and software amortization	4,126	34	158	4,318
Provision for loan losses	2,271	—	—	2,271
Amortization of intangibles	2,491	486	—	2,977
Income tax expense (benefit)	10,406	213	(1,660)	8,959
Segment profit	28,849	318	(3,011)	26,156
Segment assets	11,927,618	60,773	87,429	12,075,820

Three months ended June 30, 2014
Net interest income	$84,737	$3	$(258)	$84,482
Noninterest income	29,428	9,788	437	39,653
Noncash items:
Depreciation and software amortization	3,351	35	135	3,521
Provision for loan losses	(400)	—	—	(400)
Amortization of intangibles	1,590	413	—	2,003
Income tax expense (benefit)	6,962	165	531	7,658
Segment profit	22,322	240	(3,789)	18,773
Segment assets	10,253,413	62,800	71,720	10,387,933

Six months ended June 30, 2015
Net interest income	$187,292	$5	$(4,207)	$183,090
Noninterest income	87,139	22,184	951	110,274
Noncash items:
Depreciation and software amortization	8,782	68	316	9,166
Provision for loan losses	2,272	—	—	2,272
Amortization of intangibles	5,096	962	—	6,058
Income tax expense (benefit)	19,703	828	(2,347)	18,184
Segment profit	53,632	1,282	(7,852)	47,062
Segment assets	11,927,618	60,773	87,429	12,075,820

Six months ended June 30, 2014
Net interest income	$168,291	$6	$(337)	$167,960
Noninterest income	57,688	21,764	764	80,216
Noncash items:
Depreciation and software amortization	6,587	70	256	6,913
Provision for loan losses	(363)	—	—	(363)
Amortization of intangibles	3,020	820	—	3,840
Income tax expense (benefit)	18,186	968	(2,254)	16,900
Segment profit	45,823	2,113	(2,653)	45,283
Segment assets	10,253,413	62,800	71,720	10,387,933

The banking segment noninterest income increased for the three and six months ended June 30, 2015 when compared to the same periods in 2014 primarily due to fee income associated with the acquisitions of Tower in April

2014, United in July 2014, LSB in November 2014, and Founders in January 2015. Also contributing to the increase in noninterest income in the banking segment was a favorable variance in adjustments to the FDIC indemnification asset. Banking segment assets increased at June 30, 2015 when compared to June 30, 2014 primarily due to the acquisitions of United, LSB, and Founders.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at June 30, 2015 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets
Trading securities	$3,995	$3,995	$—	$—
Investment securities available-for-sale:
U.S. Treasury	12,171	12,171	—	—
U.S. government-sponsored entities and agencies	695,074	—	695,074	—
Mortgage-backed securities - Agency	1,104,145	—	1,104,145	—
States and political subdivisions	388,039	—	388,039	—
Pooled trust preferred securities	7,096	—	—	7,096
Other securities	365,996	31,560	334,436	—
Residential loans held for sale	20,287	—	20,287	—
Derivative assets	18,294	—	18,294	—
Financial Liabilities
Derivative liabilities	24,087	—	24,087	—

		Fair Value Measurements at December 31, 2014 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets
Trading securities	$3,881	$3,881	$—	$—
Investment securities available-for-sale:
U.S. Treasury	15,166	15,166	—	—
U.S. government-sponsored entities and agencies	685,951	—	685,951	—
Mortgage-backed securities - Agency	1,241,662	—	1,241,662	—
States and political subdivisions	314,541	—	314,216	325
Pooled trust preferred securities	6,607	—	—	6,607
Other securities	363,904	31,648	332,256	—
Residential loans held for sale	15,562	—	15,562	—
Derivative assets	18,572	—	18,572	—
Financial Liabilities
Derivative liabilities	23,868	—	23,868	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2015:

(dollars in thousands)	Pooled Trust Preferred Securities Available- for-Sale	State and Political Subdivisions
Balance at January 1, 2015	$6,607	$325
Accretion/(amortization) of discount or premium	9	—
Sales/payments received	(514)	—
Matured securities	—	(325)
Increase/(decrease) in fair value of securities	994	—

Balance at June 30, 2015	$7,096	$—

Included in the income statement is $9 thousand of income included in interest income from the accretion of discounts on securities. The increase in fair value is reflected in the balance sheet as an increase in the fair value of investment securities available-for-sale, an increase in accumulated other comprehensive income, which is included in shareholders’ equity, and a decrease in other assets related to the tax impact.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2014:

(dollars in thousands)	Pooled Trust Preferred Securities Available- for-Sale	State and Political Subdivisions
Balance at January 1, 2014	$8,037	$669
Accretion/(amortization) of discount or premium	9	1
Payments received	(1,034)	—
Matured securities	—	(325)
Increase/(decrease) in fair value of securities	(590)	—

Balance at June 30, 2014	$6,422	$345

Included in the income statement is $10 thousand of income included in interest income from the accretion of discounts on securities. The decrease in fair value is reflected in the balance sheet as a decrease in the fair value of investment securities available-for-sale, a decrease in accumulated other comprehensive income, which is included in shareholders’ equity, and an increase in other assets related to the tax impact.

The tables below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy as of June 30, 2015 and December 31, 2014:

(dollars in thousands)	Fair Value at June 30, 2015	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Pooled trust preferred securities	$7,096	Discounted cash flow	Constant prepayment rate (a)	0.00%
			Additional asset defaults (b)	4.1% - 5.4% (4.5%)
			Expected asset recoveries (c)	0.0% - 13.8% (3.7%)

(a)	Assuming no prepayments.
(b)	Each currently performing pool asset is assigned a default probability based on the banking environment, which is adjusted for specific issuer evaluation, of 0%, 50% or 100%.
(c)	Each currently defaulted pool asset is assigned a recovery probability based on specific issuer evaluation of 0%, 25% or 100%.

(dollars in thousands)	Fair Value at Dec. 31, 2014	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Pooled trust preferred securities	$6,607	Discounted cash flow	Constant prepayment rate (a)	0.00%
			Additional asset defaults (b)	4.4% - 11.2% (8.2%)
			Expected asset recoveries (c)	0.7% - 7.0% (1.8%)
State and political subdivision securities	325	Discounted cash flow	No unobservable inputs Illiquid local municipality issuance Old National owns 100% Carried at par	N/A

(a)	Assuming no prepayments.
(b)	Each currently performing pool asset is assigned a default probability based on the banking environment, which is adjusted for specific issuer evaluation, of 0%, 50% or 100%.
(c)	Each currently defaulted pool asset is assigned a recovery probability based on specific issuer evaluation of 0%, 25% or 100%.

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

Assets measured at fair value on a non-recurring basis at June 30, 2015 are summarized below:

		Fair Value Measurements at June 30, 2015 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Impaired Loans
Commercial loans	$31,670	$—	$—	$31,670
Commercial real estate loans	16,375	—	—	16,375
Foreclosed Assets
Commercial real estate	3,087	—	—	3,087
Residential	238	—	—	238

Impaired commercial and commercial real estate loans that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral. These impaired commercial and commercial real estate loans had a principal amount of $60.9 million, with a valuation allowance of $12.9 million at June 30, 2015. Old National recorded provision expense associated with these loans totaling $2.8 million for the three months ended June 30, 2015 and $7.6 million for the six months ended June 30, 2015. Old National recorded provision expense recapture associated with these loans totaling $1.6 million for the three months ended June 30, 2014 and provision expense of $2.6 million for the six months ended June 30, 2014.

Other real estate owned and other repossessed property is measured at fair value less costs to sell and had a net carrying amount of $3.3 million at June 30, 2015. The estimates of fair value are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral. There were write-downs of other real estate owned of $0.4 million for the three months ended June 30, 2015 and $1.5 million for the six months ended June 30, 2015. There were write-downs of other real estate owned of $1.1 million for the three months ended June 30, 2014 and $1.8 million for the six months ended June 30, 2014.

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

The tables below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

(dollars in thousands)	Fair Value at June 30, 2015	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Collateral Dependent Impaired Loans
Commercial loans	$31,670	Fair value of collateral	Discount for type of property, age of appraisal and current status	0% - 86% (31%)
Commercial real estate loans	16,375	Fair value of collateral	Discount for type of property, age of appraisal and current status	0% - 74% (34%)
Foreclosed Assets
Commercial real estate	3,087	Fair value of collateral	Discount for type of property, age of appraisal and current status	2% - 80% (26%)
Residential	238	Fair value of collateral	Discount for type of property, age of appraisal and current status	28% - 42% (34%)

(dollars in thousands)	Fair Value at Dec. 31, 2014	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Collateral Dependent Impaired Loans
Commercial loans	$6,816	Fair value of collateral	Discount for type of property, age of appraisal and current status	0% - 94% (24%)
Commercial real estate loans	13,011	Fair value of collateral	Discount for type of property, age of appraisal and current status	0% - 50% (29%)
Foreclosed Assets
Commercial real estate	6,146	Fair value of collateral	Discount for type of property, age of appraisal and current status	2% - 93% (30%)
Residential	254	Fair value of collateral	Discount for type of property, age of appraisal and current status	8% - 81% (45%)

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

We have elected the fair value option for residential loans held for sale. For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status). None of these loans are 90 days or more past due, nor are any on nonaccrual status. Included in the income statement is interest income for loans held for sale totaling $45 thousand for the three months ended June 30, 2015 and $84 thousand for the six months ended June 30, 2015. Included in the income statement is interest income for loans held for sale totaling $82 thousand for the three months ended June 30, 2014 and $125 thousand for the six months ended June 30, 2014.

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

The difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected as of June 30, 2015 and December 31, 2014 is as follows:

(dollars in thousands)	Aggregate Fair Value	Difference	Contractual Principal
June 30, 2015
Residential loans held for sale	$20,287	$163	$20,124

December 31, 2014
Residential loans held for sale	$15,562	$375	$15,187

Accrued interest at period end is included in the fair value of the instruments.

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three and six months ended June 30:

(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Three months ended June 30, 2015
Residential loans held for sale	$(430)	$1	$—	$(429)

Three months ended June 30, 2014
Residential loans held for sale	$286	$1	$—	$287

Six months ended June 30, 2015
Residential loans held for sale	$(213)	$1	$—	$(212)

Six months ended June 30, 2014
Residential loans held for sale	$273	$1	$—	$274

The carrying amounts and estimated fair values of financial instruments, not previously presented in this note, at June 30, 2015 and December 31, 2014 are as follows:

		Fair Value Measurements at June 30, 2015 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets
Cash, due from banks, federal funds sold and money market investments	$195,213	$195,213	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	144,501	—	149,390	—
Mortgage-backed securities - Agency	19,547	—	20,338	—
State and political subdivisions	659,207	—	697,617	—
Federal Home Loan Bank/Federal Reserve stock	71,669	—	71,669	—
Loans held for sale (a)	197,380	—	197,380	—
Loans, net (including covered loans):
Commercial	1,765,478	—	—	1,809,097
Commercial real estate	1,789,926	—	—	1,884,080
Residential real estate	1,639,519	—	—	1,766,437
Consumer credit	1,520,948	—	—	1,524,672
FDIC indemnification asset	16,475	—	—	8,439
Accrued interest receivable	66,605	29	22,488	44,088

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$2,557,665	$2,557,665	$—	$—
NOW, savings and money market deposits	5,169,065	5,169,065	—	—
Time deposits	1,082,840	—	1,085,433	—
Short-term borrowings:
Federal funds purchased	173,468	173,468	—	—
Repurchase agreements	356,909	356,908	—	—
Other borrowings:
Senior unsecured bank notes	175,000	—	164,257	—
Junior subordinated debentures	45,000	—	33,330	—
Repurchase agreements	50,000	—	51,839	—
Federal Home Loan Bank advances	799,473	—	—	807,222
Capital lease obligation	4,068	—	5,363	—
Accrued interest payable	4,736	—	4,736	—
Standby letters of credit	370	—	—	370

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$2,672

(a)	Includes loans held for sale associated with branch sales. Excludes $20.3 million of residential loans held for sale measured at fair value on a recurring basis.

		Fair Value Measurements at December 31, 2014 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets
Cash, due from banks, federal funds sold and money market investments	$239,963	$239,963	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	167,207	—	173,486	—
Mortgage-backed securities - Agency	23,648	—	24,574	—
State and political subdivisions	653,199	—	705,875	—
Federal Home Loan Bank/Federal Reserve stock	71,175	—	71,175	—
Loans held for sale (a)	197,928	—	197,928	—
Loans, net (including covered loans):
Commercial	1,626,097	—	—	1,646,144
Commercial real estate	1,734,559	—	—	1,744,126
Residential real estate	1,537,448	—	—	1,615,588
Consumer credit	1,372,248	—	—	1,380,835
FDIC indemnification asset	20,603	—	—	11,358
Accrued interest receivable	60,966	29	21,633	39,304

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$2,427,748	$2,427,748	$—	$—
NOW, savings and money market deposits	4,973,898	4,973,898	—	—
Time deposits	1,089,018	—	1,092,969	—
Short-term borrowings:
Federal funds purchased	195,188	195,188	—	—
Repurchase agreements	356,121	356,120	—	—
Other borrowings:
Senior unsecured bank notes	175,000	—	179,792	—
Junior subordinated debentures	45,000	—	32,754	—
Repurchase agreements	50,000	—	51,994	—
Federal Home Loan Bank advances	649,987	—	—	658,506
Capital lease obligation	4,099	—	5,515	—
Accrued interest payable	4,564	—	4,564	—
Standby letters of credit	358	—	—	358

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$2,030

(a)	Includes loans held for sale associated with branch sales. Excludes $15.6 million of residential loans held for sale measured at fair value on a recurring basis.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of our results of operations for the three and six months ended June 30, 2015 and 2014, and financial condition as of June 30, 2015, compared to June 30, 2014 and December 31, 2014. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. This discussion contains forward-looking statements concerning our business that are based on estimates and involves certain risks and uncertainties. Therefore, future results could differ significantly from our current expectations and the related forward-looking statements.

EXECUTIVE SUMMARY

During the second quarter of 2015, net income was $26.2 million, or $0.22 per diluted share. This compares to $18.8 million, or $0.18 per diluted share reported in the second quarter of 2014.

Year to date, we have consolidated 19 banking centers as part of our initiative to increase deposits per branch, reduce expenses, and transition the franchise into higher growth markets. In addition, we are preparing to sell another 17 banking centers for a gain during the third quarter. These actions resulted in $4.0 million of expense in the second quarter. In addition, we converted the recently acquired Grand Rapids, Michigan-based Founders Financial Corporation (“Founders”) to our computer systems in April. We recorded $1.5 million of acquisition and integration charges in conjunction with our merger activities.

The integration of Founders went well and management has now turned its focus back to basic banking – loan growth, fee income and expense management. This discussion will focus on first quarter 2015 compared to second quarter 2015 since year-over-year improvements are explained by our recent acquisitions.

Loan Growth: Total loan balances, including those loans held for sale, increased $120.7 million during the second quarter, or 7.0% annualized. We did not acquire any loans during the quarter, so this growth is entirely attributable to new production in both our legacy and newly acquired markets. Management understands that in order to achieve their strategic imperative of consistent quality earnings, a continuum of loan growth is required and that the balance between this growth and credit quality requires a sound plan, which they believe is in place under the current program.

Fee Income: We saw increases in all of our lines of business, except Insurance. Insurance declined as a result of lower contingency revenues which are seasonal, and typically received during the first quarter. It would be important to note that even though we saw improvement in our debit card and ATM fees in the second quarter, the Durbin Amendment, which limits interchange fees on debit card transactions for banks with $10 billion or more in assets, will become effective for us on July 1, 2015. We believe that the Durbin Amendment will negatively impact debit card and ATM fees by $4 to $6 million, pre-tax, in the second half of 2015.

Expenses: Expenses remain elevated as we complete our acquisition and integration activities and our branch consolidations. We expect these actions to be complete by the end of the third quarter and believe we should begin seeing the benefits of our nearly 10% reduction in workforce and the synergies of our new partnerships.

RESULTS OF OPERATIONS

The following table sets forth certain income statement information of Old National for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(dollars in thousands)	2015	2014	Change	2015	2014	Change
Income Statement Summary:
Net interest income	$92,097	$84,482	9.0%	$183,090	$167,960	9.0%
Provision for loan losses	2,271	(400)	(667.8)	2,272	(363)	(725.9)
Noninterest income	54,979	39,653	38.7	110,274	80,216	37.5
Noninterest expense	109,690	98,104	11.8	225,846	186,356	21.2
Other Data:
Return on average common equity	7.11%	6.00%		6.33%	7.47%
Efficiency ratio (1)	70.52	75.85		73.36	71.80
Tier 1 leverage ratio	8.20	9.27		8.20	9.27
Net charge-offs to average loans	0.06	0.07		0.00	0.02

(1)	Efficiency ratio is defined as noninterest expense before amortization of intangibles as a percent of fully taxable net interest income and noninterest income, excluding net gains from securities transactions. This presentation excludes intangible amortization and net securities gains, as is common in other company disclosures, and better aligns with true operating performance. This is a non-GAAP financial measure that management believes to be helpful in understanding Old National’s results of operations.

Net Interest Income

Net interest income is the most significant component of our earnings, comprising over 62% of revenues for the six months ended June 30, 2015. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from client deposits generally costs less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2015	2014	2015	2014
Net interest income	$92,097	$84,482	$183,090	$167,960
Taxable equivalent adjustment	4,757	4,256	9,415	8,187

Net interest income - taxable equivalent	$96,854	$88,738	$192,505	$176,147

Average earning assets	$10,325,938	$8,730,063	$10,335,997	$8,504,418

Net interest margin	3.57%	3.87%	3.54%	3.95%
Net interest margin - fully taxable equivalent	3.75%	4.07%	3.72%	4.14%

Net interest income for the three and six months ended June 30, 2015 and 2014 includes accretion income (interest income in excess of contractual interest income) associated with acquired loans. Excluding this accretion income, net interest income on a fully taxable equivalent basis would have been $81.3 million for the three months ended June 30, 2015 and $162.4 million for the six months ended June 30, 2015, compared to $71.1 million for the three months ended June 30, 2014 and $140.6 million for the six months ended June 30, 2014; and the net interest margin on a fully taxable equivalent basis would have been 3.15% for the three months ended June 30, 2015 and 3.14% for the six months ended June 30, 2015 compared to 3.26% for the three months ended June 30, 2014 and 3.31% for the six months ended June 30, 2014.

The increase in net interest income for the three and six months ended June 30, 2015 when compared to the same periods in 2014 was primarily due to increases in average earning assets of $1.596 billion in the three months ended June 30, 2015 and $1.832 billion in the six months ended June 30, 2015 when compared to the same periods in 2014. Partially offsetting the higher average earning asset balances were decreases in accretion income of $2.1 million recorded in the three months ended June 30, 2015 and $5.4 million in the six months ended June 30, 2015 when compared to the same periods in 2014 reflecting the payoff of several large purchased credit impaired loans over the last twelve months. We expect accretion income to gradually decrease over time. It should be noted that the accretion income associated with our Integra acquisition is partially offset by the amortization of our indemnification asset. See the discussion in the section “Noninterest Income Related to Covered Assets” for additional details. Also contributing to the increase in net interest income in the three and six months ended June 30, 2015 when compared to the same periods in 2014 is a change in the mix of interest earning assets and interest bearing liabilities. Commercial and commercial real estate loans including covered loans, which typically generate higher interest income than investment securities with similar securities, became the largest classification within earning assets beginning in 2015.

The decrease in the net interest margin for the three and six months ended June 30, 2015 when compared to the same periods in 2014 was primarily due to lower yields associated with decreased accretion income on acquired loans, lower interest rates on interest earning assets, and a change in the mix of average interest earning assets and interest bearing liabilities resulting from the United, LSB, and Founders acquisitions. The yield on interest earning assets decreased 24 basis points and the cost of interest-bearing liabilities increased 10 basis points in the quarterly year-over-year comparison. The yield on interest earning assets is calculated by dividing annualized taxable equivalent net interest income by average interest earning assets while the cost of interest-bearing liabilities is calculated by dividing annualized interest expense by average interest-bearing liabilities. The yield on interest earning assets decreased 36 basis points and the cost of interest-bearing liabilities increased 9 basis points in the six months ended June 30, 2015 when compared to the same period in 2014.

Average earning assets were $10.326 billion for the three months ended June 30, 2015, compared to $8.730 billion for the three months ended June 30, 2014, an increase of $1.596 billion, or 18%. Average earning assets were $10.336 billion for the six months ended June 30, 2015, compared to $8.504 billion for the six months ended June 30, 2014, an increase of $1.832 billion, or 22%. The increases in average earning assets for the three and six months ended June 30, 2015 were primarily due to the Tower, United, LSB, and Founders acquisitions. The loan portfolio including loans held for sale, which generally has an average yield higher than the investment portfolio, was approximately 67% of average interest earning assets for the six months ended June 30, 2015, compared to 61% for the six months ended June 30, 2014.

Average loans excluding loans held for sale increased $1.324 billion for the three months ended June 30, 2015 and $1.448 billion for the six months ended June 30, 2015 when compared to the same periods in 2014 reflecting the Tower, United, LSB and Founders acquisitions, along with organic loan growth. These increases were partially offset by decreases in average covered loans of $51.7 million for the three months ended June 30, 2015 and $56.8 million for the six months ended June 30, 2015 and the reclassification of loans to loans held for sale, which decreased average loans by approximately $191.8 million for the three months ended June 30, 2015 and $193.8 million for the six months ended June 30, 2015.

Average investments increased $75.3 million for the three months ended June 30, 2015 and $184.1 million for the six months ended June 30, 2015 when compared to the same periods in 2014 reflecting the Tower, United, LSB and Founders acquisitions.

Average non-interest bearing deposits increased $460.2 for the three months ended June 30, 2015 when compared the same period in 2014, while interest bearing deposits increased $904.6 million reflecting the Tower, United, LSB and Founders acquisitions. Average non-interest bearing deposits increased $488.3 for the six months ended June 30, 2015 when compared the same period in 2014, while interest bearing deposits increased $1.035 billion reflecting the Tower, United, LSB and Founders acquisitions.

Average borrowed funds increased $280.8 million for the three months ended June 30, 2015 and $346.2 million for the six months ended June 30, 2015 when compared to the same periods in 2014 and includes the issuance of $175.0 million of senior unsecured notes in August 2014.

Provision for Loan Losses

The provision for loan losses was an expense of $2.3 million for the three months ended June 30, 2015, compared to a credit of $0.4 million for the three months ended June 30, 2014. Net charge-offs totaled $1.0 million during the three months ended June 30, 2015 and 2014. The provision for loan losses was an expense of $2.3 million for the six months ended June 30, 2015, compared to a credit of $0.4 million for the six months ended June 30, 2014. Net recoveries totaled $0.1 million during the six months ended June 30, 2015, compared to net charge-offs of $0.6 million during the six months ended June 30, 2014. Loan growth during the quarter, as well as higher impairments associated with an increased level of nonperforming loans, contributed to the need for additional loan loss reserve and provision expense. Continued loan growth in future periods or credit quality deterioration would result in additional provision expense.

Noninterest Income

We generate revenues in the form of noninterest income through client fees and sales commissions from our core banking franchise and other related businesses, such as wealth management, investment consulting, investment products and insurance. Noninterest income for the three months ended June 30, 2015 was $55.0 million, an increase of $15.3 million, or 39%, compared to $39.7 million for the three months ended June 30, 2014. The increase was due to the acquisitions of Tower, United, LSB, and Founders and also due to a negative adjustment of $1.5 million for the FDIC indemnification asset for the three months ended June 30, 2015 compared to a negative adjustment of $10.5 million for the FDIC indemnification asset for the three months ended June 30, 2014. The increase in noninterest income reflected higher mortgage banking revenue and wealth management fees. Noninterest income for the six months ended June 30, 2015 was $110.3 million, an increase of $30.1 million, or 38%, compared to $80.2 million for the six months ended June 30, 2014. The increase was due to the acquisitions of Tower, United, LSB, and Founders and also due to a negative adjustment of $2.5 million for the FDIC indemnification asset for the six months ended June 30, 2015 compared to a negative adjustment of $17.8 million for the FDIC indemnification asset for the six months ended June 30, 2014. The increase in noninterest income reflected higher mortgage banking revenue, wealth management fees, and debit card and ATM fees.

Wealth management fees increased $1.9 million for the three months ended June 30, 2015 and $4.7 million for the six months ended June 30, 2015 when compared to the same periods in 2014 reflecting the Tower, United, LSB and Founders acquisitions. In addition, wealth management fees grow in tandem with the fixed income and equities markets.

Service charges and overdraft fees on deposit accounts, our largest source of noninterest income, continued to be challenged. Service charges and overdraft fees were $11.3 million for the three months ended June 30, 2015, a $0.5 million decrease from $11.8 million for the three months ended June 30, 2014. Service charges and overdraft fees were $22.3 million for the six months ended June 30, 2015, a $0.7 million decrease from $23.0 million for the six months ended June 30, 2014. Service charges and overdraft fees on deposit accounts associated with the acquisitions of Tower, United, LSB, and Founders totaled $1.3 million for the three months ended June 30, 2015 and $2.6 million for the six months ended June 30, 2015.

Debit card and ATM fees increased $0.6 million for the three months ended June 30, 2015 and $1.6 million for the six months ended June 30, 2015 when compared to the same periods in 2014 primarily due to the Tower, United, LSB, and Founders acquisitions. The Durbin Amendment, which limits interchange fees on debit card transactions for banks with $10 billion or more in assets, will become effective for Old National on July 1, 2015. We believe that the Durbin Amendment will negatively impact debit card and ATM fees by approximately $4 to $6 million in 2015.

Mortgage banking revenue increased $3.0 million for the three months ended June 30, 2015 and $5.3 million for the six months ended June 30, 2015 when compared to the same periods in 2014. These increases were primarily due to increased sales to the secondary market in 2015 and an increase in production attributable to our new associates from acquired banks.

Insurance premiums and commissions increased $0.4 million to $10.2 million for the three months ended June 30, 2015 when compared to the three months ended June 30, 2014 primarily reflecting higher commissions on property and casualty insurance. Insurance premiums and commissions increased $0.5 million to $22.3 million for the six months ended June 30, 2015 when compared to the six months ended June 30, 2014 reflecting higher commissions on property and casualty as well as life and health insurance. These increases were partially offset by lower contingency income for the six months ended June 30, 2015 when compared to the six months ended June 30, 2014.

Net securities gains were $0.5 million for the three months ended June 30, 2015, compared to $1.7 million for the three months ended June 30, 2014. Net securities gains were $3.2 million for the six months ended June 30, 2015, compared to $2.1 million for the six months ended June 30, 2014. Included in the six months ended June 30, 2014 is a $100 thousand other-than-temporary-impairment charge on one limited partnership investment.

Other income increased $1.1 million for the three months ended June 30, 2015 and $0.2 million for the six months ended June 30, 2015 when compared to the same periods in 2014. These increases were primarily due to favorable variances in net gains (losses) on sales of property and other assets, partially offset by unfavorable variances in net gains (losses) on sales of foreclosed properties.

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

Changes in the FDIC indemnification asset resulted in a negative adjustment to noninterest income of $1.5 million for the three months ended June 30, 2015, compared to a negative adjustment to noninterest income of $10.5 million for the three months ended June 30, 2014. Changes in the FDIC indemnification asset resulted in a negative adjustment to noninterest income of $2.5 million for the six months ended June 30, 2015, compared to a negative adjustment to noninterest income of $17.8 million for the six months ended June 30, 2014. Several large loans paid off during the last twelve months resulting in a large decrease in the indemnification asset, and lower amortization expense during the three and six months ended June 30, 2015. At June 30, 2015, $7.3 million of the remaining indemnification asset is expected to be amortized and reported as a reduction of noninterest income over the next 15 months.

Noninterest Expense

Noninterest expense for the three months ended June 30, 2015, totaled $109.7 million, an increase of $11.6 million, or 12%, from $98.1 million for the three months ended June 30, 2014. The increase was primarily due to higher salaries and benefits, other expense, data processing expense, occupancy expenses, and marketing. Operating expenses associated with the acquisitions of Tower, United, LSB, and Founders totaled $10.5 million for the three months ended June 30, 2015, compared to $2.2 million for the three months ended June 30, 2014. In addition, noninterest expense also included acquisition and integration costs associated with these transactions totaling $1.5 million for the three months ended June 30, 2015, compared to $6.3 million for the three months ended June 30, 2014. Noninterest expense also included costs associated with branch divestitures, closures and consolidations totaling $4.0 million for the three months ended June 30, 2015.

Noninterest expense for the six months ended June 30, 2015, totaled $225.8 million, an increase of $39.4 million, or 21%, from $186.4 million for the six months ended June 30, 2014. The increase was primarily due to higher salaries and benefits, occupancy expenses, other expense, data processing expense, and amortization of intangibles. Operating expenses associated with the acquisitions of Tower, United, LSB, and Founders totaled $20.5 million for the six months ended June 30, 2015, compared to $2.2 million for the six months ended June 30, 2014. In addition, noninterest expense also included acquisition and integration costs associated with these transactions totaling $5.5 million for the six months ended June 30, 2015, compared to $8.8 million for the six months ended June 30, 2014. Noninterest expense also included costs associated with branch divestitures, closures and consolidations totaling $6.6 million for the six months ended June 30, 2015.

Salaries and benefits is the largest component of noninterest expense. For the three months ended June 30, 2015, salaries and benefits increased $4.2 million to $59.2 million when compared to $55.1 million for the three months ended June 30, 2014. Salaries and benefits associated with the acquisitions of Tower, United, LSB, and Founders totaled $6.8 million for the three months ended June 30, 2015, compared to $4.2 million for the three months ended June 30, 2014. For the six months ended June 30, 2015, salaries and benefits increased $22.5 million to $128.9 million when compared to $106.4 million for the six months ended June 30, 2014. Salaries and benefits associated with the acquisitions of Tower, United, LSB, and Founders totaled $16.2 million for the six months ended June 30, 2015, compared to $5.1 million for the six months ended June 30, 2014. Also included in the six months ended June 30, 2015 is $4.4 million of severance expense related to early retirement offers and other workforce reductions, increases in employment taxes of $1.8 million, hospitalization expense of $1.6 million, incentives of $1.3 million, and retirement benefit expenses of $1.1 million.

Occupancy expenses increased $1.4 million to $14.1 million for the three months ended June 30, 2015 when compared to the three months ended June 30, 2014. Occupancy expenses increased $4.8 million to $28.4 million for the six months ended June 30, 2015 when compared to the six months ended June 30, 2014. The increases were primarily due to the Tower, United, LSB, and Founders acquisitions. In addition, occupancy expenses include leasehold improvement amortization associated with branch divestitures, closures and consolidations totaling $0.3 million for the three months ended June 30, 2015 and $0.7 million for the six months ended June 30, 2015. Also contributing to the increase in occupancy expenses for the six months ended June 30, 2015 when compared to the six months ended June 30, 2014 were higher real estate taxes of $2.4 million. Real estate taxes for the six months ended June 30, 2014 included a refund of $1.3 million.

Data processing expense increased $1.6 million for the three months ended June 30, 2015 and $2.6 million for the six months ended June 30, 2015 when compared to the same periods in 2014 primarily due to higher expenses related to upgrades in software and equipment.

Amortization of intangibles increased $1.0 million for the three months ended June 30, 2015 and $2.2 million for the six months ended June 30, 2015 when compared to the same periods in 2014 reflecting additional customer relationship and core deposit intangibles associated with the Tower, United, LSB, and Founders acquisitions.

Other expense was $7.5 million for the three months ended June 30, 2015, compared to $5.3 million for the three months ended June 30, 2014. Other expense was $12.9 million for the six months ended June 30, 2015, compared to $8.1 million for the six months ended June 30, 2014. The increases reflected costs associated with branch divestitures, closures and consolidations totaling $3.4 million for the three months ended June 30, 2015 and $5.3 million for the six months ended June 30, 2015 primarily due to asset impairments and lease termination settlements.

Offsetting these increases were favorable variances in the provision for unfunded commitments totaling $0.2 million for the three months ended June 30, 2015 and $1.8 million for the six months ended June 30, 2015 when compared to the same periods in 2014. In addition, contributions expense increased $1.3 million for the six months ended June 30, 2015 when compared to the same period in 2014.

Noninterest Expense Related to Covered Assets

Noninterest expense related to covered assets are included in OREO expense, legal and professional expense and other expenses, and may be subject to FDIC reimbursement. Expenses must meet certain FDIC criteria in order for the expense amounts to be reimbursed. Certain amounts reflected in these balances may not be reimbursed by the FDIC if they do not meet the criteria.

Approximately 20% of the expense associated with holding and maintaining covered assets assumed in the Integra acquisition are not reimbursable by the FDIC and are recorded as noninterest expense. The remaining 80% is recorded as a receivable from the FDIC. Non-reimbursable expenses associated with holding and maintaining covered assets assumed in the Integra acquisition recorded in noninterest expense were not material during the six months ended June 30, 2015 or 2014.

Provision for Income Taxes

We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The provision for income taxes, as a percentage of pre-tax income, was 25.5% for the three months ended June 30, 2015, compared to 29.0% for the three months ended June 30, 2014. The provision for income taxes, as a percentage of pre-tax income, was 27.9% for the six months ended June 30, 2015, compared to 27.2% for the six months ended June 30, 2014. In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at June 30, 2015 based on the current estimate of the effective annual rate. The lower effective tax rate during the three months ended June 30, 2015 when compared to the three months ended June 30, 2014 is the result of quarterly effective tax rate fluctuations based on the timing of the actual effective tax rate of the second quarter of 2014 as compared to the forecasted full year effective tax rate for 2014. The higher effective tax rate during the six months ended June 30, 2015 when compared to the six months ended June 30, 2014 is the result of an increase in the forecasted effective tax rate for 2015 as compared to 2014, as well as an increase in state income taxes due to the acquisition of Founders and the Indiana tax rate reductions in the first quarter of 2015. See Note 17 to the consolidated financial statements for additional information.

FINANCIAL CONDITION

Overview

At June 30, 2015, our assets were $12.076 billion, a 16% increase compared to assets of $10.388 billion at June 30, 2014, and an increase of 4% compared to assets of $11.648 billion at December 31, 2014. The increase from June 30, 2014 to June 30, 2015 was primarily due to the acquisitions of United in July 2014, LSB in November 2014, and Founders in January 2015.

Earning Assets

Our earning assets are comprised of investment securities, portfolio loans, loans held for sale, money market investments, interest earning accounts with the Federal Reserve and trading securities. Earning assets were $10.471 billion at June 30, 2015, an increase of 16% from June 30, 2014.

Investment Securities

We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements. However, we also have $19.5 million of 15- and 20-year fixed-rate mortgage-backed securities, $144.5 million of U.S. government-sponsored entity and agency securities and $659.2 million of state and political subdivision securities in our held-to-maturity investment portfolio at June 30, 2015.

Trading securities, which consist of mutual funds held in a trust associated with deferred compensation plans for former Monroe Bancorp directors and executives, are recorded at fair value and totaled $4.0 million at June 30, 2015 compared to $3.7 million at June 30, 2014.

At June 30, 2015, the investment securities portfolio was $3.471 billion compared to $3.435 billion at June 30, 2014, an increase of $36.0 million, or 1%. Investment securities decreased $75.5 million, or 2%, compared to December 31, 2014. Included in the investment securities portfolio at June 30, 2015 are $230.3 million associated with the acquisitions of United, LSB, and Founders. Investment securities represented 33% of earning assets at June 30, 2015, compared to 38% at June 30, 2014, and 35% at December 31, 2014. Investment securities decreased as a percent of total earning assets due to a proportionately larger increase in loan balances. Stronger commercial loan demand in the future and management’s decision to deleverage the balance sheet could result in a reduction in the securities portfolio. As of June 30, 2015, management does not intend to sell any securities in an unrealized loss position and does not believe we will be required to sell such securities.

The investment securities available-for-sale portfolio had net unrealized losses of $12.4 million at June 30, 2015, compared to net unrealized losses of $12.7 million at June 30, 2014, and net unrealized losses of $1.3 million at December 31, 2014. Net unrealized losses increased from December 31, 2014 to June 30, 2015 due to an increase in interest rates and a change in the mix of investment securities.

The investment portfolio had an effective duration of 4.23 at June 30, 2015, compared to 4.34 at June 30, 2014, and 3.71 at December 31, 2014. Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates. Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage. The annualized average yields on investment securities, on a taxable equivalent basis, were 2.80% for the three months ended June 30, 2015, compared to 2.89% for the three months ended June 30, 2014, and 2.74% for the three months ended December 31, 2014. The annualized average yields on investment securities, on a taxable equivalent basis, were 2.77% for the six months ended June 30, 2015, compared to 2.92% for the six months ended June 30, 2014, and 2.84% for the year ended December 31, 2014.

Loans Held for Sale

Loans held for sale were $217.7 million at June 30, 2015, compared to $11.4 million at June 30, 2014 and $213.5 million at December 31, 2014. Included in loans held for sale at June 30, 2015 were $197.4 million of loans identified to be sold in connection with the southern Illinois and eastern Indiana banking centers, and $20.3 million of mortgage loans held for immediate sale in the secondary market. The mortgage loans are sold at or prior to origination at a contracted price to an outside investor on a best efforts basis and remain on the Company’s balance sheet for a short period of time (typically 30 to 60 days). These loans are sold without recourse and Old National has experienced no material losses. Mortgage originations are subject to volatility due to interest rates and home sales.

We have elected the fair value option under FASB ASC 825-10 (SFAS No. 159) prospectively for residential loans held for sale. The aggregate fair value exceeded the unpaid principal balance by $0.2 million as of June 30, 2015 and $0.4 million as of June 30, 2014. The aggregate fair value exceeded the unpaid principal balance by $0.4 million as of December 31, 2014.

The following table summarizes loans held for sale that were reclassified from loans held for investment at June 30, 2015 and December 31, 2014:

(dollars in thousands)	June 30, 2015	December 31, 2014
Commercial	$47,251	$45,500
Commercial real estate	31,277	30,690
Residential real estate	65,716	71,680
Consumer credit	53,136	50,058

Total	$197,380	$197,928

The loans held for sale were reclassified at the lower of cost or fair value during the fourth quarter of 2014. Old National intends to sell these loans in two separate transactions and anticipates that both will be complete prior to September 30, 2015. See Note 7 to the consolidated financial statements for additional information.

Commercial and Commercial Real Estate Loans

Commercial and commercial real estate loans, including covered loans, are the largest classification within earning assets, representing 34% of earning assets at June 30, 2015, compared to 32% at June 30, 2014, and 34% at December 31, 2014. At June 30, 2015, commercial and commercial real estate loans, including covered loans, were $3.595 billion, an increase of $669.0 million, or 23%, compared to June 30, 2014, and an increase of $196.5 million, or 6%, compared to December 31, 2014. Included in commercial and commercial real estate loans at June 30, 2015 is $684.0 million related to the outstanding loans in the new markets we acquired in the United, LSB, and Founders transactions.

Residential Real Estate Loans

At June 30, 2015, residential real estate loans, including covered loans, held in our loan portfolio were $1.642 billion, an increase of $191.9 million, or 13%, compared to June 30, 2014, and an increase of $101.7 million, or 7%, compared to December 31, 2014. Included in residential real estate loans at June 30, 2015 is $289.1 million related to the outstanding loans in the new markets we acquired in the United, LSB, and Founders transactions, a significant portion of which are variable-rate loans.

Consumer Loans

At June 30, 2015, consumer loans, including automobile loans, personal and home equity loans and lines of credit, and covered loans, increased $366.3 million, or 32%, compared to June 30, 2014, and increased $149.7 million, or 11%, from December 31, 2014. Included in consumer loans at June 30, 2015 is $168.9 million related to the outstanding loans in the new markets we acquired in the United, LSB, and Founders transactions. Old National also experienced $197.4 million of organic growth in consumer loans from June 30, 2014 to June 30, 2015.

Covered Assets

On July 29, 2011, Old National acquired the banking operations of Integra Bank N.A. (“Integra”) in an FDIC assisted transaction. We entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans, and other real estate owned (“OREO”). Loans comprise the majority of the assets acquired and are subject to loss share agreements with the FDIC whereby Old National is indemnified against 80% of losses up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0% reimbursement, and 80% of losses in excess of $467.2 million with respect to covered assets. As of June 30, 2015, we do not expect losses to exceed $275.0 million.

Covered assets continue to decline as we work through these purchased credit impaired loans. A summary of covered assets is presented below:

(dollars in thousands)	June 30, 2015	December 31, 2014
Loans, net of discount and allowance	$133,695	$144,156
Other real estate owned	4,753	9,121

Total covered assets	$138,448	$153,277

FDIC Indemnification Asset

Because the FDIC will reimburse Old National for losses incurred on certain acquired loans, an indemnification asset was recorded at fair value at the acquisition date. The indemnification asset is recognized at the same time as the indemnified loans, and measured on the same basis, subject to collectibility or contractual limitations. The indemnification asset, on the acquisition date, reflected the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties. Reimbursement claims are submitted to the FDIC and the receivable is reduced when the FDIC pays the claim. At June 30, 2015, the $16.5 million loss sharing asset is comprised of a $14.1 million FDIC indemnification asset and a $2.4 million FDIC loss share receivable. The loss share receivable represents actual incurred losses where reimbursement has not yet been received from the FDIC. The indemnification asset represents future cash flows we expect to collect from the FDIC under the loss sharing agreements and the amount related to the estimated improvements in cash flow expectations that are being amortized over the same period for which those improved cash flows are being accreted into income. At June 30, 2015, $6.8 million of the FDIC indemnification asset is related to expected indemnification payments and $7.3 million is expected to be amortized and reported in noninterest income as an offset to future accreted interest income. We currently expect the majority of the $7.3 million to be amortized over the next 15 months.

A summary of activity for the indemnification asset and loss share receivable is presented below:

(dollars in thousands)	2015	2014
Balance at January 1,	$20,603	$88,513
Adjustments not reflected in income:
Cash received from FDIC	(2,231)	(20,306)
Other	612	1,037
Adjustments reflected in income:
(Amortization) accretion	(3,830)	(15,988)
Higher (lower) loan loss expectations	109	(18)
Write-downs/(gain) on sale of other real estate	1,212	(1,807)

Balance at June 30,	$16,475	$51,431

Goodwill and Other Intangible Assets

Goodwill and other intangible assets at June 30, 2015 totaled $629.5 million, an increase of $190.2 million compared to $439.3 million at June 30, 2014, and an increase of $60.0 million compared to $569.5 million at December 31, 2014. During the first half of 2015, we recorded $61.5 million of goodwill and other intangible assets associated with the acquisition of Founders, which is included in the “Banking” column for segment reporting. The increase in goodwill and other intangible assets from June 30, 2014 to June 30, 2015 was primarily due to the acquisitions of United, LSB, and Founders during the last twelve months. See Note 3 to the consolidated financial statements for details regarding the goodwill and other intangible assets recorded as a result of these acquisitions.

Other Assets

Other assets increased $48.0 million, or 22%, since June 30, 2014 primarily due to increases in deferred tax assets and accrued interest. Other assets at June 30, 2015 also include $10.0 million of loan servicing rights acquired in the

United, LSB, and Founders transactions and a $7.0 million increase in low income housing partnership investments. Other assets increased $31.2 million, or 13%, since December 31, 2014 primarily due to increases in deferred tax assets, low income housing partnership investments, and accrued interest.

Funding

Total funding, comprised of deposits and wholesale borrowings, was $10.409 billion at June 30, 2015, an increase of 17% from $8.925 billion at June 30, 2014, and an increase of 5% from $9.962 billion at December 31, 2014. Included in total funding were deposits of $8.810 billion at June 30, 2015, an increase of $1.255 billion, or 17%, compared to June 30, 2014, and an increase of $318.9 million, or 4%, compared to December 31, 2014. Included in total deposits at June 30, 2015 is $1.191 billion related to the United, LSB, and Founders acquisitions. Noninterest-bearing deposits increased $428.0 million, or 20% from June 30, 2014 to June 30, 2015. NOW deposits increased $301.7 million, or 16% from June 30, 2014 to June 30, 2015, while savings deposits increased $252.7 million, or 12%. Money market deposits increased $174.3 million, or 41% from June 30, 2014 to June 30, 2015, while time deposits increased $97.9 million, or 10%.

We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. At June 30, 2015, wholesale borrowings, including short-term borrowings and other borrowings, totaled $1.600 billion, an increase of $230.2 million, or 17%, from June 30, 2014, and an increase of $128.4 million, or 9%, from December 31, 2014. Wholesale funding as a percentage of total funding was 15% at June 30, 2015, June 30, 2014, and December 31, 2014. The increase in wholesale funding from June 30, 2014 to June 30, 2015 was primarily due to the issuance of approximately $175 million of senior unsecured debt in August 2014, which is reported in other borrowings, combined with increases in sweeps and Federal funds purchased, both of which are reported in short-term borrowings.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities increased $23.7 million, or 13%, from June 30, 2014 primarily due to increases in miscellaneous payables, accrued tax liabilities, and accrued pension expense.

Capital

Shareholders’ equity totaled $1.457 billion at June 30, 2015, compared to $1.277 billion at June 30, 2014 and $1.466 billion at December 31, 2014. The June 30, 2015 balance includes $123.8 million from the 9.1 million shares of common stock that were issued in conjunction with the acquisition of United, $51.8 million from the 3.6 million shares of common stock that were issued in conjunction with the acquisition of LSB, and $50.6 million from the 3.4 million shares of common stock that were issued in conjunction with the acquisition of Founders.

We paid cash dividends of $0.24 per share for six months ended June 30, 2015, which reduced equity by $28.1 million. We repurchased 5.3 million shares of stock under our buyback program, reducing shareholders’ equity by $74.6 million during the six months ended June 30, 2015. The change in unrealized losses on investment securities decreased equity by $7.2 million during the six months ended June 30, 2015. Shares issued for reinvested dividends, stock options, restricted stock and stock compensation plans increased shareholders’ equity by $2.4 million during the six months ended June 30, 2015.

Capital Adequacy

Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. Beginning in 2015, we are reflecting the new Basel III requirements in the tables below. At June 30, 2015, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of well-capitalized based on the most recent regulatory definition.

As of June 30, 2015, Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

	Fully Phased-In Regulatory Guidelines	June 30,		December 31,
	Minimum	2015	2014	2014
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	8.20%	9.27%	8.79%
Common equity Tier 1 capital to risk-adjusted total assets	7.00	11.21	N/A	N/A
Tier 1 capital to risk-adjusted total assets	8.50	11.60	13.96	12.88
Total capital to risk-adjusted total assets	10.50	12.26	14.74	13.59
Shareholders’ equity to assets	N/A	12.06	12.30	12.58

N/A = not applicable

As of June 30, 2015, Old National Bank, Old National’s bank subsidiary, maintained a strong capital position as evidenced by the following comparisons of key industry ratios.

	Fully Phased-In Regulatory Guidelines	Well Capitalized	June 30,		December 31,
	Minimum	Guidelines	2015	2014	2014
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	5.00%	8.52%	7.97%	8.41%
Common equity Tier 1 capital to risk-adjusted total assets	7.00	6.50	12.04	N/A	N/A
Tier 1 capital to risk-adjusted total assets	8.50	8.00	12.04	11.98	12.31
Total capital to risk-adjusted total assets	10.50	10.00	12.70	12.77	13.02

N/A = not applicable

RISK MANAGEMENT

Overview

Old National has adopted a Risk Appetite Statement to enable the Board of Directors, Executive Leadership Group and Senior Management to better assess, understand, and mitigate the risks of the Company. The Risk Appetite Statement addresses the following major risks: strategic, market, liquidity, credit, operational/technology, regulatory/compliance/legal, reputational, and human resources. Our Chief Risk Officer is independent of management and reports directly to the Chair of the Board’s Enterprise Risk Management Committee. The following discussion addresses three of these major risks: credit, market, and liquidity.

Credit Risk

Credit risk represents the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. Our primary credit risks result from our investment and lending activities.

Investment Activities

We carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral. At June 30, 2015, we had pooled trust preferred securities with a fair value of $7.1 million, or 0.3% of the available-for-sale securities portfolio. These securities remained classified as available-for-sale and at June 30, 2015, the unrealized loss on our pooled trust preferred securities was approximately $10.4 million. There was no other-than-temporary-impairment recorded during the six months ended June 30, 2015 or 2014 on these securities.

All of our mortgage-backed securities are backed by U.S. government-sponsored or federal agencies. Municipal bonds, corporate bonds and other debt securities are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. See Note 6 to the consolidated financial statements for additional details about our investment security portfolio.

Counterparty Exposure

Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation. We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry. Old National manages exposure to counterparty risk in connection with its derivatives transactions by generally engaging in transactions with counterparties having ratings of at least A by Standard & Poor’s Rating Service or A2 by Moody’s Investors Service. Total credit exposure is monitored by counterparty, and managed within limits that management believes to be prudent. Old National’s net counterparty exposure was an asset of $347.5 million at June 30, 2015.

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

We lend primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. At June 30, 2015, we had no concentration of loans in any single industry exceeding 10% of our portfolio and had no exposure to foreign borrowers or sovereign debt. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, southeastern Illinois, western Kentucky and southwestern Michigan. We are experiencing a slow and gradual improvement in the economy of our principal markets. Management expects that trends in under-performing, criticized and classified loans will be influenced by the degree to which the economy strengthens or weakens.

During the third quarter of 2011, Old National acquired the banking operations of Integra Bank in an FDIC assisted transaction. As of June 30, 2015, acquired loans totaled $143.5 million and there was $4.8 million of other real estate owned. The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans, and other real estate owned. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. At June 30, 2015, approximately $135.4 million of loans, net of discount, and $4.8 million of other real estate owned are covered by the loss sharing agreements. Under the terms of the loss sharing agreements, the FDIC will reimburse Old National for 80% of losses up to $275.0 million. Currently we do not expect losses to exceed $275.0 million. These covered assets are included in our summary of under-performing, criticized and classified assets found below.

On January 1, 2015, Old National closed on its acquisition of Founders. During the last six months of 2014, Old National acquired United and LSB. As of June 30, 2015, acquired loans from the United, LSB, and Founders transactions totaled $1.142 billion and other real estate owned totaled $3.1 million. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. Old National reviewed the acquired loans and determined that as of June 30, 2015, $51.2 million met the definition of criticized, $59.9 million were considered classified, and $0.1 were doubtful. Our current preference would be to work these loans and avoid foreclosure actions unless additional credit deterioration becomes apparent. These assets are included in our summary of under-performing, criticized and classified assets found below.

Summary of under-performing, criticized and classified assets:

	June 30,		December 31,
(dollars in thousands)	2015	2014	2014
Nonaccrual loans:
Commercial	$70,665	$30,305	$38,460
Commercial real estate	66,250	50,644	67,402
Residential real estate	14,058	11,401	13,968
Consumer	5,389	4,358	5,903
Covered loans (1)	11,440	21,317	15,124

Total nonaccrual loans (2)	167,802	118,025	140,857
Renegotiated loans not on nonaccrual:
Noncovered loans	13,398	21,311	12,710
Covered loans (1)	165	128	148
Past due loans (90 days or more and still accruing):
Commercial	325	2	33
Commercial real estate	—	78	138
Residential real estate	88	26	1
Consumer	185	181	286
Covered loans (1)	—	93	—

Total past due loans	598	380	458
Other real estate owned	9,388	6,729	7,241
Other real estate owned, covered (1)	4,753	11,155	9,121

Total under-performing assets	$196,104	$157,728	$170,535

Classified loans (includes nonaccrual, renegotiated, past due 90 days and other problem loans)	$242,681	$203,874	$233,486
Classified loans, covered (1)	14,425	24,819	17,413
Other classified assets (3)	22,119	41,452	26,479
Criticized loans	163,660	112,914	194,809
Criticized loans, covered (1)	10,261	6,490	4,525

Total criticized and classified assets	$453,146	$389,549	$476,712

Asset Quality Ratios including covered assets:
Non-performing loans/total loans (4) (5)	2.68%	2.52%	2.43%
Under-performing assets/total loans and other real estate owned (4)	2.89	2.84	2.69
Under-performing assets/total assets	1.62	1.52	1.46
Allowance for loan losses/under-performing assets (6)	25.59	29.26	28.06
Allowance for loan losses/nonaccrual loans (2)	29.91	39.10	33.97
Asset Quality Ratios excluding covered assets:
Non-performing loans/total loans (4) (5)	2.56	2.20	2.24
Under-performing assets/total loans and other real estate owned (4)	2.71	2.33	2.37
Under-performing assets/total assets	1.49	1.20	1.25
Allowance for loan losses/under-performing assets (6)	26.97	33.99	30.31
Allowance for loan losses/nonaccrual loans (2)	31.00	43.94	35.23

(1)	The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans and other real estate owned. At June 30, 2015, we expect 80% of any losses incurred on these covered assets to be reimbursed to Old National by the FDIC.
(2)	Includes purchased credit impaired loans of approximately $31.7 million at June 30, 2015, $35.5 million at June 30, 2014 and $41.2 million at December 31, 2014 that are categorized as nonaccrual because the collection of principal or interest is doubtful. These loans are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.
(3)	Includes 2 pooled trust preferred securities, 3 corporate securities and 1 insurance policy at June 30, 2015.
(4)	Loans exclude loans held for sale.
(5)	Non-performing loans include nonaccrual and renegotiated loans.
(6)	Because the acquired loans were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date.

Under-performing assets totaled $196.1 million at June 30, 2015, compared to $157.7 million at June 30, 2014 and $170.5 million at December 31, 2014. Under-performing assets as a percent of total loans and other real estate owned at June 30, 2015 were 2.89%, an increase of 5 basis points from 2.84% at June 30, 2014 and an increase of 20 basis points from 2.69% at December 31, 2014. At June 30, 2015, under-performing assets related to covered assets acquired in the Integra Bank acquisition were approximately $16.4 million, which included $11.4 million of nonaccrual loans, $0.2 million of renegotiated loans and $4.8 million of other real estate owned. The nonaccrual covered loans are categorized in this manner because the collection of principal or interest is doubtful. However, they are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

Nonaccrual loans were $167.8 million at June 30, 2015, compared to $118.0 million at June 30, 2014 and $140.9 million at December 31, 2014. Nonaccrual loans increased from June 30, 2014 primarily due to increases in nonaccrual commercial and commercial real estate loans, partially offset by a decrease in our acquired covered nonaccrual loans. Nonaccrual loans, however, have remained at elevated levels since the acquisition of Monroe Bancorp and the FDIC-assisted acquisition of Integra in 2011. In addition, nonaccrual loans at June 30, 2015 included $45.1 million of loans related to the United, LSB, and Founders acquisitions. Because the acquired loans were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date. As a percent of nonaccrual loans (excluding covered loans), the allowance for loan losses was 31.00% at June 30, 2015, compared to 43.94% at June 30, 2014 and 35.23% at December 31, 2014. Purchased credit impaired loans that were included in the nonaccrual category because the collection of principal or interest is doubtful totaled $31.7 million at June 30, 2015, compared to $35.5 million at June 30, 2014 and $41.2 million at December 31, 2014. However, they are accounted for under FASB ASC 310-30 and accordingly treated as performing assets. We would expect our nonaccrual loans to remain at elevated levels until management can work through and resolve these purchased credit impaired loans.

Total criticized and classified assets were $453.1 million at June 30, 2015, an increase of $63.6 million from June 30, 2014, and a decrease of $23.6 million from December 31, 2014. Included in criticized and classified assets at June 30, 2015, is $111.3 million related to the acquisitions of United, LSB, and Founders. Other classified assets include investment securities that fell below investment grade rating totaling $22.1 million at June 30, 2015, compared to $41.5 million at June 30, 2014 and $26.5 million at December 31, 2014.

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

When a residential or consumer loan is identified as a troubled debt restructuring, the loan is written down to its collateral value less selling costs.

At June 30, 2015, our TDRs consisted of $17.8 million of commercial loans, $16.1 million of commercial real estate loans, $2.4 million of residential loans, and $2.8 million of consumer loans totaling $39.1 million. Approximately $25.5 million of the TDRs at June 30, 2015 were included with nonaccrual loans. At December 31, 2014, our TDRs consisted of $15.2 million of commercial loans, $15.2 million of commercial real estate loans, $2.1 million of residential loans, and $2.5 million of consumer loans, totaling $35.0 million. Approximately $22.1 million of the TDRs at December 31, 2014 were included with nonaccrual loans.

Old National has allocated specific reserves to customers whose loan terms have been modified in TDRs totaling $0.9 million as of June 30, 2015 and $2.8 million of December 31, 2014. As of June 30, 2015, Old National had committed to lend an additional $0.9 million to customers with outstanding loans that are classified as TDRs.

The terms of certain other loans were modified during the six months ended June 30, 2015 that did not meet the definition of a TDR. It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have extended the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification. The evaluation is performed under our internal underwriting policy. We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral or a bona fide guarantee. We also consider whether the modification was insignificant relative to the other terms of the agreement or if the delay in a payment was 90 days or less.

Purchased credit impaired (“PCI”) loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition. If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually. If the purchased credit impaired loan is being accounted for as part of a pool, it will not be removed from the pool. As of June 30, 2015, it has not been necessary to remove any loans from PCI accounting.

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

Allowance for Loan Losses and Reserve for Unfunded Commitments

Loan charge-offs, net of recoveries, totaled $1.0 million for the three months ended June 30, 2015 and 2014. Loan charge-offs, net of recoveries, totaled $(0.1) million for the six months ended June 30, 2015 compared to $0.6 million for the six months ended June 30, 2014. Annualized, net charge-offs to average loans were 0.06% for the three months ended June 30, 2015 and 0.00% for the six months ended June 30, 2015, compared to 0.07% for the three months ended June 30, 2014 and 0.02% for the six months ended June 30, 2014. Management will continue its efforts to reduce the level of non-performing loans and may consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for loan losses.

To provide for the risk of loss inherent in extending credit, we maintain an allowance for loan losses. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses incurred in the consolidated loan portfolio. We began using a probability of default and loss given default model as a tool to determine the adequacy of the allowance for loan losses for performing commercial and commercial real estate loans effective January 1, 2015. We adopted the probability of default and loss given default model for commercial and commercial real estate loans because we believe this approach has a tendency to react more quickly to credit cycle shifts (both positive and negative). Switching from migration analysis to the probability of default and loss given default model for our performing commercial and commercial real estate loans did not have a material effect on our allowance for loan losses at the date of adoption. See Note 8 to the consolidated financial statements for additional information about the probability of default and loss given default model.

At June 30, 2015, the allowance for loan losses was $50.2 million, an increase of $4.0 million compared to $46.2 million at June 30, 2014, and an increase of $2.4 million compared to $47.8 million at December 31, 2014. Over the last twelve months, charge-offs have remained low. Continued loan growth in future periods could result in an increase in provision expense. As a percentage of total loans excluding loans held for sale, the allowance was 0.74% at June 30, 2015, compared to 0.83% at June 30, 2014, and 0.76% at December 31, 2014. The decrease from June 30, 2014 is primarily a result of the acquisitions of United, LSB, and Founders. The acquired loans were recorded at fair value pursuant to ASC 805, and accordingly no allowance was recorded at the acquisition date.

Because the acquired loans were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date. We would expect that as the fair value mark is accreted into income over future periods, a reserve will be established to absorb credit deterioration or adverse changes in expected cash flows. Through June 30, 2015, $1.0 million and $1.8 million had been reserved for these purchased credits from Monroe Bancorp and Integra Bank, respectively.

The following table provides additional details of the following components of the allowance for loan losses, including FAS 5/ASC 450 (Accounting for Contingencies), FAS 114/ASC 310-40 (Accounting by Creditors for Impairment of a Loan) and SOP 03-3/ASC 310-30 (Accounting for Certain Loans or Debt Securities Acquired in a Transfer):

			Purchased Loans
	Legacy		Covered			Non-covered
(dollars in thousands)	FAS 5	FAS 114	FAS 5	FAS 114	SOP 03-3	FAS 5	FAS 114	SOP 03-3
Loan balance	$5,155,055	$75,796	$65,125	$4,744	$65,538	$1,320,556	$42,510	$36,738
Remaining purchase discount	—	—	2,929	—	28,539	66,645	10,465	28,877

Allowance, January 1, 2015	$33,974	$8,784	$1,007	$1,441	$1,104	$—	$—	$1,539
Charge-offs	(2,168)	(1,357)	(230)	(3)	(718)	(779)	63	341
Recoveries	774	2,872	26	3	196	294	976	(220)
Provision expense	2,644	1,817	(565)	(626)	77	485	(1,039)	(521)

Allowance, June 30, 2015	$35,224	$12,116	$238	$815	$659	$—	$—	$1,139

We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. The reserve for unfunded loan commitments is classified as a liability account on the balance sheet and totaled $2.3 million at June 30, 2015, compared to $4.4 million at December 31, 2014.

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

The following table illustrates our projected net interest income sensitivity over a two year cumulative horizon based on the asset/liability model as of June 30, 2015:

	Immediate Rate Decrease		Immediate Rate Increase
(dollars in thousands)	-50 Basis Points	Base	+100 Basis Points	+200 Basis Points	+300 Basis Points
June 30, 2015
Projected interest income:
Money market, other interest earning investments and investment securities	$199,066	$209,848	$225,069	$237,314	$248,185
Loans	490,430	509,859	573,990	638,279	701,302

Total interest income	689,496	719,707	799,059	875,593	949,487

Projected interest expense:
Deposits	18,810	29,199	77,705	126,211	174,716
Borrowings	43,597	47,180	64,046	80,912	97,778

Total interest expense	62,407	76,379	141,751	207,123	272,494

Net interest income	$627,089	$643,328	$657,308	$668,470	$676,993

Change from base	$(16,239)		$13,980	$25,142	$33,665
% change from base	-2.52%		2.17%	3.91%	5.23%

At June 30, 2014, our two year cumulative horizon modeling results indicated a 0.82%, 1.54%, and 1.80% change in net interest income from base case for the +100 basis points, +200 basis points, and +300 basis points scenarios, respectively. As a result of the already low interest rate environment, we did not include a falling interest rate scenario at June 30, 2014. Our asset sensitivity increased year over year primarily as a result of changes in our balance sheet and the shortened duration of our securities portfolio. Also contributing to the increase was the issuance of $175 million of fixed rate debt, approximately $120 million of variable-rate mortgage loans acquired from United Bancorp, and our use of derivative instruments including certain cash flow hedges on variable-rate debt with a notional amount of $625 million at June 30, 2015.

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

Because the models are driven by expected behavior in various interest rate scenarios and many factors besides market interest rates affect our net interest income, we recognize that model outputs are not guarantees of actual results. For this reason, we model many different combinations of interest rates and balance sheet assumptions to understand our overall sensitivity to market interest rate changes, including shocks, yield curve flattening, yield curve steepening, as well as forecasts of likely interest rate scenarios. Current expectations of changes in market rates are that short-term rates will increase incrementally beginning sometime in 2015. Long-term rates are also expected to increase, but to a somewhat lesser degree than short-term rates. Using these rate assumptions, our models indicate that net interest income should increase approximately 1.01% over the next twelve months from the June 30, 2015 base. As of June 30, 2015, our projected net interest income sensitivity based on the asset/liability models we utilize was within the limits of the Company’s interest rate risk policy for the scenarios tested.

We use derivatives, primarily interest rate swaps, as one method to manage interest rate risk in the ordinary course of business. We also provide derivatives to our commercial customers in connection with managing interest rate risk. Our derivatives had an estimated fair value loss of $5.8 million at June 30, 2015, compared to an estimated fair value loss of $5.3 million at December 31, 2014. See Note 18 to the consolidated financial statements for further discussion of derivative financial instruments.

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

A time deposit maturity schedule for Old National Bank is shown in the following table for June 30, 2015.

TIME DEPOSIT MATURITY SCHEDULE JUNE 30, 2015
(dollars in thousands)
Maturity Bucket	Amount	Rate
2015	$349,997	0.75%
2016	371,325	1.51
2017	140,645	0.75
2018	98,925	1.14
2019	56,772	1.53
2020 and beyond	65,176	1.66

Total	$1,082,840	1.14%

Our ability to acquire funding at competitive prices is influenced by rating agencies’ views of our credit quality, liquidity, capital and earnings. All of the rating agencies place us in an investment grade that indicates a low risk of default. For both Old National and Old National Bank:

•	Moody’s Investor Service affirmed the Long-Term Rating of A3 of Old National Bancorp’s senior unsecured/issuer rating on May 14, 2015.

•	Moody’s Investor Service upgraded Old National Bank’s long-term deposit rating to Aa3 from A2 on May 14, 2015. The bank’s short-term deposit rating was affirmed at P-1 and the bank’s issuer rating was downgraded to A2 from A3.

The credit ratings of Old National and Old National Bank at June 30, 2015, are shown in the following table.

CREDIT RATINGS
Moody’s Investor Service
	Long-term	Short-term
Old National Bancorp	A3	N/A
Old National Bank	Aa3	P-1

N/A = not applicable

Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well. As of June 30, 2015, Old National Bancorp and its subsidiaries had the following availability of liquid funds and borrowings.

(dollars in thousands)	Parent Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$70,693	$124,520
Unencumbered government-issued debt securities	—	1,220,427
Unencumbered investment grade municipal securities	—	365,536
Unencumbered corporate securities	—	91,132
Availability of borrowings:
Amount available from Federal Reserve discount window*	—	442,949
Amount available from Federal Home Loan Bank Indianapolis*	—	484,833

Total available funds	$70,693	$2,729,397

*	Based on collateral pledged

The Parent Company (Old National Bancorp) has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. The Parent Company can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit and through the issuance of debt securities. Additionally, the Parent Company has a shelf registration in place with the Securities and Exchange Commission permitting ready access to the public debt and equity markets. At June 30, 2015, the Parent Company’s other borrowings outstanding were $215.3 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.703 billion and standby letters of credit of $60.7 million at June 30, 2015. At June 30, 2015, approximately $1.618 billion of the loan commitments had fixed rates and $85.2 million had floating rates, with the floating rates ranging from 0% to 25%. At December 31, 2014, loan commitments were $1.584 billion and standby letters of credit were $65.3 million. The term of these off-balance sheet arrangements is typically one year or less.

Old National entered into a risk participation in an interest rate swap during the second quarter of 2007, which had a notional amount of $7.6 million at June 30, 2015. Old National entered into an additional risk participation in an interest rate swap during the third quarter of 2014, which had a notional amount of $12.8 million at June 30, 2015.

CONTRACTUAL OBLIGATIONS

The following table presents our significant fixed and determinable contractual obligations at June 30, 2015:

CONTRACTUAL OBLIGATIONS
	Payments Due In
(dollars in thousands)	One Year or Less (1)	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without stated maturity	$7,726,730	$—	$—	$—	$7,726,730
IRAs, consumer and brokered certificates of deposit	349,997	511,970	155,697	65,176	1,082,840
Short-term borrowings	530,377	—	—	—	530,377
Other borrowings	250,032	213,263	148,334	457,780	1,069,409
Fixed interest payments (2)	11,070	12,949	8,199	23,204	55,422
Operating leases	15,046	56,362	51,952	229,555	352,915
Other long-term liabilities (3)	383	—	—	—	383

(1)	For the remaining six months of fiscal 2015.
(2)	Our senior notes, subordinated notes, certain trust preferred securities and certain Federal Home Loan Bank advances have fixed-rates ranging from 0.18% to 6.76%. All of our other long-term debt is at LIBOR based variable-rates at June 30, 2015. The projected variable interest assumes no increase in LIBOR rates from June 30, 2015.
(3)	Amount expected to be contributed to the pension plans in 2015. Amounts for 2016 and beyond are unknown at this time.

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

We adopted the probability of default and loss given default model for commercial and commercial real estate loans because we believe this approach has a tendency to react more quickly to credit cycle shifts (both positive and negative). Switching from migration analysis to the probability of default and loss given default model for our performing commercial and commercial real estate loans did not have a material effect on our allowance for loan losses at the date of adoption.

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

We continue to use historic loss ratios adjusted for expectations of future economic conditions to determine the appropriate level of allowance for residential real estate and consumer loans.

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

Management’s analysis of probable losses in the portfolio at June 30, 2015, resulted in a range for allowance for loan losses of $11.7 million. The range pertains to general (FASB ASC 310, Receivables/SFAS 5) reserves for both retail and performing commercial loans. Specific (FASB ASC 310, Receivables/SFAS 114) reserves do not have a range of probable loss. Due to the risks and uncertainty associated with the economy and our projection of FAS 5 loss rates inherent in the portfolio, we establish a range of probable outcomes (a high-end estimate and a low-end estimate) and evaluate our position within this range. The potential effect to net income based on our position in the range relative to the high and low endpoints is a decrease of $1.0 million and an increase of $7.5 million, respectively, after taking into account the tax effects. These sensitivities are hypothetical and are not intended to represent actual results.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	ISSUER PURCHASES OF EQUITY SECURITIES
	Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

	04/01/15 - 04/30/15	—	$—	—	1,900,468
	05/01/15 - 05/31/15	1,911,753	13.78	1,900,468	—
	06/01/15 - 06/30/15	3,626	13.63	—	—

	Quarter-to-date 06/30/15	1,915,379	$13.78	1,900,468	—

On October 23, 2014, the Board of Directors approved the repurchase of up to 6.0 million shares of stock over a period from October 23, 2014 to January 31, 2016. During the three months ended June 30, 2015, Old National also repurchased a limited number of shares associated with employee share-based incentive programs.

On July 23, 2015, the Board of Directors of the Company approved the adoption of a new stock repurchase plan to replace the stock repurchase plan previously adopted on October 23, 2014 which superseded the plan adopted on January 23, 2014. Under the new plan, the Company is authorized to purchase up to 7.0 million shares of the Company’s common stock through January 31, 2016. These shares may be purchased from time to time in either the open market or in privately negotiated transactions, in accordance with SEC regulations. A total of approximately 6.0 million shares of the Company’s common stock have been repurchased since January 2014.

ITEM 5.	OTHER INFORMATION

(a)	None

(b)	There have been no material changes in the procedure by which security holders recommend nominees to the Company’s board of directors.

ITEM 6.	EXHIBITS

Exhibit No.	Description

2.1	Purchase and Assumption Agreement Whole Bank All Deposits, among Federal Deposit Insurance Corporation, receiver of Integra Bank National Association, Evansville, Indiana, the Federal Deposit Insurance Corporation and Old National Bank, dated July 29, 2011 (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2011).

2.2	Agreement and Plan of Merger dated as of September 9, 2013 by and between Old National Bancorp and Tower Financial Corporation (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2013).

2.3	Agreement and Plan of Merger dated as of January 7, 2014 by and between Old National Bancorp and United Bancorp, Inc. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2014).

2.4	Agreement and Plan of Merger dated as of June 3, 2014 by and between Old National Bancorp and LSB Financial Corp. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2014).

2.5	Agreement and Plan of Merger dated as of July 25, 2014 by and between Old National Bancorp and Founders Financial Corporation (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2014).

3.1	Third Amended and Restated Articles of Incorporation of Old National, amended October 25, 2013 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2013).

3.2	Amended and Restated By-Laws of Old National Bancorp, amended July 24, 2014 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2014).

4.1	Senior Indenture between Old National and The Bank of New York Trust Company (as successor to J.P. Morgan Trust Company, National Association (as successor to Bank One, NA)), as trustee, dated as of July 23, 1997 (incorporated by reference to Exhibit 4.3 to Old National’s Registration Statement on Form S-3, Registration No. 333-118374, filed with the Securities and Exchange Commission on December 2, 2004).

4.2	Form of Indenture between Old National and J.P. Morgan Trust Company, National Association (as successor to Bank One, NA), as trustee (incorporated by reference to Exhibit 4.1 to Old National’s Registration Statement on Form S-3, Registration No. 333-87573, filed with the Securities and Exchange Commission on September 22, 1999).

4.3	Second Indenture Supplement, dated as of August 15, 2014, between Old National and The Bank of New York Mellon Trust Company, N.A., as trustee, providing for the issuance of its 4.125% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2014).

4.4	Form of 4.125% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2014).

10.1	Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(a) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.2	Second Amendment to the Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(b) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.3	2005 Directors Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(c) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.4	Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(d) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.5	Second Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(e) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.6	Third Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(f) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.7	2005 Executive Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(g) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.8	Summary of Old National Bancorp’s Outside Director Compensation Program (incorporated by reference to Old National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*

10.9	Form of Executive Stock Option Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(h) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10.10	Form of 2006 Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

10.11	Form of 2007 Non-qualified Stock Option Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(y) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.12	Lease Agreement, dated December 20, 2006 between ONB One Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(aa) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.13	Lease Agreement, dated December 20, 2006 between ONB 123 Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(ab) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.14	Lease Agreement, dated December 20, 2006 between ONB 4th Street Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(ac) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.15	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #1, LLC, and Old National Bank (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.16	Lease Supplement No. 1 dated September 19, 2007, by and between ONB CTL Portfolio Landlord #1, LLC, Old National Bank and ONB Insurance Group, Inc. (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.17	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #2, LLC, and Old National Bank (incorporated by reference to Exhibit 99.4 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.18	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #3, LLC, and Old National Bank (incorporated by reference to Exhibit 99.5 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.19	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #4, LLC, and Old National Bank (incorporated by reference to Exhibit 99.6 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.20	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #5, LLC, and Old National Bank (incorporated by reference to Exhibit 99.7 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.21	Form of Lease Agreement dated October 19, 2007 entered into by affiliates of Old National Bancorp and affiliates of SunTrust Equity Funding, LLC (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2007).

10.22	Form of Lease Agreement dated December 27, 2007 entered into by affiliates of Old National Bancorp and affiliates of SunTrust Equity Funding, LLC (as incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2007).

10.23	Form of 2008 Non-qualified Stock Option Award Agreement (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

10.24	Form of 2009 Executive Stock Option Agreement between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

10.25	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-161394 filed with the Securities and Exchange Commission on August 17, 2009).

10.26	Form of Employment Agreement for Robert G. Jones (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2011).*

10.27	Form of Employment Agreement for Christopher A. Wolking and Daryl D. Moore (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2011).*

10.28	Employment Agreement for James A. Sandgren (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2014).*

10.29	Form of Amended Severance/Change of Control Agreement for Jeffrey L. Knight (incorporated by reference to Exhibit 10(bb) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.30	Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Appendix I of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2012).*

10.31	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-183344 filed with the Securities and Exchange Commission on August 16, 2012).

10.32	Form of 2013 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(bg) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2012).*

10.33	Form of 2013 Performance Share Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(bh) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2012).*

10.34	Voting Agreement by and among directors of Tower Financial Corporation (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2013).

10.35	Voting Agreement by and among directors of United Bancorp, Inc. (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2014).

10.36	Form of 2014 Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(ap) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.37	Form of 2014 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(aq) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.38	Voting Agreement by and among directors of LSB Financial Corp. (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2014).

10.39	Voting Agreement by and among directors of Founders Financial Corporation (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2014).

10.40	Form of 2015 Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(au) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2014).*

10.41	Form of 2015 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(av) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2014).*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Old National Bancorp’s Form 10-Q Report for the quarterly period ended June 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement

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

Date: July 31, 2015