Form 10-Q
period 2015-09-30
OLD NATIONAL BANCORP /IN/
filed 2015-10-30
CIK 707179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The Registrant has one class of common stock (no par value) with 114,523,000 shares outstanding at September 30, 2015.

OLD NATIONAL BANCORP

FORM 10-Q

OLD NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars and shares in thousands, except per share data)	September 30, 2015	December 31, 2014	September 30, 2014
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$157,919	$207,871	$205,853
Money market and other interest-earning investments	15,491	32,092	25,599

Total cash and cash equivalents	173,410	239,963	231,452
Trading securities - at fair value	3,827	3,881	3,839
Investment securities - available-for-sale, at fair value:
U.S. Treasury	12,239	15,166	11,140
U.S. government-sponsored entities and agencies	641,780	685,951	628,331
Mortgage-backed securities	1,136,352	1,241,662	1,226,476
States and political subdivisions	390,103	314,541	273,568
Other securities	339,419	370,511	346,071

Total investment securities - available-for-sale	2,519,893	2,627,831	2,485,586
Investment securities - held-to-maturity, at amortized cost (fair value $902,176, $903,935 and $901,717, respectively)	851,051	844,054	848,033
Federal Home Loan Bank/Federal Reserve Bank stock, at cost	86,146	71,175	70,531
Loans held for sale ($18,783, $15,562, and $12,875, respectively at fair value)	18,783	213,490	12,875
Loans:
Commercial	1,740,394	1,629,600	1,647,889
Commercial real estate	1,845,889	1,711,110	1,614,563
Residential real estate	1,640,289	1,519,156	1,546,939
Consumer credit, net of unearned income	1,507,287	1,310,627	1,274,699
Covered loans, net of discount	114,039	147,708	158,345

Total loans	6,847,898	6,318,201	6,242,435
Allowance for loan losses	(49,515)	(44,297)	(44,693)
Allowance for loan losses - covered loans	(1,711)	(3,552)	(3,586)

Net loans	6,796,672	6,270,352	6,194,156

FDIC indemnification asset	8,905	20,603	28,000
Premises and equipment, net	130,341	135,892	130,229
Accrued interest receivable	65,485	60,966	56,961
Goodwill	584,634	530,845	491,407
Other intangible assets	38,124	38,694	39,043
Company-owned life insurance	339,352	325,617	316,198
Assets held for sale	4,744	9,127	8,705
Other real estate owned and repossessed personal property	9,282	7,241	8,173
Other real estate owned - covered	4,423	9,121	9,454
Other assets	280,091	238,699	245,110

Total assets	$11,915,163	$11,647,551	$11,179,752

Liabilities
Deposits:
Noninterest-bearing demand	$2,388,854	$2,427,748	$2,371,049
Interest-bearing:
NOW	2,001,077	2,176,879	2,069,507
Savings	2,201,066	2,222,557	2,178,094
Money market	1,043,135	574,462	547,069
Time	987,193	1,089,018	1,041,583

Total deposits	8,621,325	8,490,664	8,207,302
Short-term borrowings	474,894	551,309	495,262
Other borrowings	1,120,326	920,102	871,716
Accrued expenses and other liabilities	222,616	219,712	198,292

Total liabilities	10,439,161	10,181,787	9,772,572

Shareholders’ Equity
Preferred stock, 2,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $1.00 per share stated value, 150,000 shares authorized, 114,523, 116,847 and 113,984 shares issued and outstanding, respectively	114,523	116,847	113,984
Capital surplus	1,090,381	1,118,292	1,077,939
Retained earnings	305,478	262,180	245,874
Accumulated other comprehensive income (loss), net of tax	(34,380)	(31,555)	(30,617)

Total shareholders’ equity	1,476,002	1,465,764	1,407,180

Total liabilities and shareholders’ equity	$11,915,163	$11,647,551	$11,179,752

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars and shares in thousands, except per share data)	2015	2014	2015	2014
Interest Income
Loans including fees:
Taxable	$81,881	$91,080	$233,419	$221,929
Nontaxable	2,832	2,608	8,593	7,647
Investment securities:
Taxable	14,293	14,923	43,311	46,139
Nontaxable	6,661	6,001	18,888	16,674
Money market and other interest-earning investments	4	6	18	22

Total interest income	105,671	114,618	304,229	292,411

Interest Expense
Deposits	3,474	3,321	10,568	9,946
Short-term borrowings	141	76	349	226
Other borrowings	4,952	2,854	13,118	5,912

Total interest expense	8,567	6,251	24,035	16,084

Net interest income	97,104	108,367	280,194	276,327
Provision for loan losses	167	2,591	2,439	2,228

Net interest income after provision for loan losses	96,937	105,776	277,755	274,099

Noninterest Income
Wealth management fees	8,290	7,190	26,253	20,486
Service charges on deposit accounts	11,010	12,481	33,333	35,436
Debit card and ATM fees	3,887	6,805	17,694	19,017
Mortgage banking revenue	3,170	1,735	10,395	3,627
Insurance premiums and commissions	9,938	9,761	32,223	31,534
Investment product fees	4,427	4,684	13,549	12,669
Company-owned life insurance	2,195	1,832	6,540	4,942
Net securities gains	861	2,713	4,056	4,961
Total other-than-temporary impairment losses	—	—	—	(100)
Loss recognized in other comprehensive income	—	—	—	—

Impairment losses recognized in earnings	—	—	—	(100)
Recognition of deferred gain on sale leaseback transactions	1,417	1,524	4,409	4,571
Net gain on branch divestitures	15,355	—	15,355	—
Change in FDIC indemnification asset	(6,582)	(19,103)	(9,091)	(36,916)
Other income	5,776	4,796	15,302	14,407

Total noninterest income	59,744	34,418	170,018	114,634

Noninterest Expense
Salaries and employee benefits	58,151	54,634	187,093	161,064
Occupancy	13,009	12,723	41,443	36,377
Equipment	2,977	3,330	10,327	9,520
Marketing	2,727	2,382	8,641	7,001
Data processing	6,622	6,401	21,289	18,464
Communication	2,301	2,615	7,480	7,569
Professional fees	2,435	5,332	8,948	12,657
Loan expense	1,420	1,653	4,562	4,411
Supplies	445	793	1,710	2,270
FDIC assessment	1,733	1,671	5,590	4,557
Other real estate owned expense	584	758	2,221	2,771
Amortization of intangibles	2,872	2,519	8,930	6,359
Other expense	7,341	5,154	20,229	13,301

Total noninterest expense	102,617	99,965	328,463	286,321

Income before income taxes	54,064	40,229	119,310	102,412
Income tax expense	16,395	11,095	34,579	27,995

Net income	$37,669	$29,134	$84,731	$74,417

Net income per common share - basic	$0.33	$0.26	$0.73	$0.71
Net income per common share - diluted	0.33	0.26	0.73	0.70

Weighted average number of common shares outstanding - basic	114,590	111,428	116,272	105,086
Weighted average number of common shares outstanding - diluted	115,153	111,947	116,800	105,559

Dividends per common share	$0.12	$0.11	$0.36	$0.33

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014

Net income	$37,669	$29,134	$84,731	$74,417

Other comprehensive income (loss):

Change in securities available-for-sale:
Unrealized holding gains (losses) for the period	14,509	5,772	6,581	29,274
Reclassification adjustment for securities gains realized in income	(861)	(2,713)	(4,056)	(4,961)
Other-than-temporary-impairment on available-for-sale securities associated with credit loss realized in income	—	—	—	100
Income tax effect	(5,021)	(1,222)	(1,101)	(9,312)

Unrealized gains on available-for-sale securities	8,627	1,837	1,424	15,101

Change in securities held-to-maturity:
Amortization of fair value for securities held-to-maturity previously recognized into accumulated other comprehensive income	455	395	1,222	1,017
Income tax effect	(155)	(126)	(236)	(311)

Changes from securities held-to-maturity	300	269	986	706

Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	(10,278)	987	(12,349)	(4,134)
Reclassification adjustment for (gains) losses realized in net income	902	103	1,527	141
Income tax effect	3,563	(676)	4,112	1,256

Changes from cash flow hedges	(5,813)	414	(6,710)	(2,737)

Defined benefit pension plans:
Amortization of net loss recognized in income	917	329	2,380	1,272
Income tax effect	(349)	(125)	(905)	(493)

Changes from defined benefit pension plans	568	204	1,475	779

Other comprehensive income (loss), net of tax	3,682	2,724	(2,825)	13,849

Comprehensive income	$41,351	$31,858	$81,906	$88,266

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(dollars in thousands)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2013	$99,859	$900,254	$206,993	$(44,466)	$1,162,640
Net income	—	—	74,417	—	74,417
Other comprehensive income (loss)	—	—	—	13,849	13,849
Acquisition - Tower Financial	5,626	73,101	—	—	78,727
Acquisition - United Bancorp	9,117	114,689	—	—	123,806
Dividends - common stock	—	—	(35,266)	—	(35,266)
Common stock issued	17	220	—	—	237
Common stock repurchased	(1,147)	(14,137)	—	—	(15,284)
Stock based compensation expense	—	2,698	—	—	2,698
Stock activity under incentive compensation plans	512	1,114	(270)	—	1,356

Balance at September 30, 2014	$113,984	$1,077,939	$245,874	$(30,617)	$1,407,180

Balance at December 31, 2014	$116,847	$1,118,292	$262,180	$(31,555)	$1,465,764
Net income	—	—	84,731	—	84,731
Other comprehensive income (loss)	—	—	—	(2,825)	(2,825)
Acquisition - Founders Financial Corporation	3,402	47,224	—	—	50,626
Dividends - common stock	—	—	(41,817)	—	(41,817)
Common stock issued	21	271	—	—	292
Common stock repurchased	(6,080)	(78,165)	—	—	(84,245)
Stock based compensation expense	—	3,517	—	—	3,517
Stock activity under incentive compensation plans	333	(758)	384	—	(41)

Balance at September 30, 2015	$114,523	$1,090,381	$305,478	$(34,380)	$1,476,002

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2015	2014
Cash Flows From Operating Activities
Net income	$84,731	$74,417

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	10,865	9,023
Amortization of other intangible assets	8,930	6,359
Net premium amortization on investment securities	14,023	10,872
Amortization of FDIC indemnification asset	9,091	36,916
Stock compensation expense	3,517	2,698
Provision for loan losses	2,439	2,228
Net securities gains	(4,056)	(4,961)
Impairment on available-for-sale securities	—	100
Recognition of deferred gain on sale leaseback transactions	(4,409)	(4,571)
Net gain on branch divestitures	(15,355)	—
Net gains on sales of other assets	(5,021)	(1,935)
Increase in cash surrender value of company-owned life insurance	(5,438)	(4,939)
Residential real estate loans originated for sale	(278,850)	(106,596)
Proceeds from sale of residential real estate loans	283,971	105,257
Increase in interest receivable	(3,910)	(1,770)
Decrease in other real estate owned	3,331	5,754
(Increase) decrease in other assets	(35,009)	4,384
Increase (decrease) in accrued expenses and other liabilities	(1,416)	1,636

Total adjustments	(17,297)	60,455

Net cash flows provided by operating activities	67,434	134,872

Cash Flows From Investing Activities
Net cash and cash equivalents of acquired banks	(37,098)	7,198
Payments related to branch divestitures	(333,095)	—
Purchases of investment securities available-for-sale	(716,510)	(289,757)
Purchases of investment securities held-to-maturity	(44,479)	(103,299)
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	(21,872)	(1,935)
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	601,586	316,532
Proceeds from sales of investment securities available-for-sale	296,841	155,876
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	32,049	13,762
Proceeds from sales of investment securities held-to-maturity	855	—
Proceeds from sales of Federal Home Loan Bank/Federal Reserve Bank stock	8,711	—
Reimbursements under FDIC loss share agreements	3,555	24,814
Net principal collected from (loans made to) loan customers	(185,891)	(157,764)
Proceeds from sale of premises and equipment and other assets	7,709	118
Purchases of premises and equipment and other assets	(14,259)	(15,130)

Net cash flows used in investing activities	(401,898)	(49,585)

Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
Deposits	309,793	(295,804)
Short-term borrowings	(88,907)	3,612
Payments for maturities on other borrowings	(227,503)	(193,600)
Proceeds from issuance of other borrowings	400,000	475,000
Cash dividends paid on common stock	(41,817)	(35,266)
Common stock repurchased	(84,245)	(15,284)
Proceeds from exercise of stock options, including tax benefit	298	547
Common stock issued	292	237

Net cash flows provided by (used in) financing activities	267,911	(60,558)

Net increase (decrease) in cash and cash equivalents	(66,553)	24,729
Cash and cash equivalents at beginning of period	239,963	206,723

Cash and cash equivalents at end of period	$173,410	$231,452

Supplemental cash flow information:
Total interest paid	$25,470	$15,425
Total taxes paid (net of refunds)	$8,784	$14,405

OLD NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of September 30, 2015 and 2014, and December 31, 2014, and the results of its operations for the three and nine months ended September 30, 2015 and 2014. Interim results do not necessarily represent annual results. These financial statements should be read in conjunction with Old National’s Annual Report for the year ended December 31, 2014.

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

The guidance of ASU No. 2015-03 did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance for debt issuance costs related to line-of-credit arrangements within the update, in August 2015, the SEC staff stated that they would not object to any entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

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

FASB ASC 805 – In September 2015, the FASB issued an update (ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments). This update applies to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

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

The total purchase price for United was $157.8 million, consisting of $34.0 million of cash, the issuance of 9.1 million shares of Old National Common Stock valued at $122.0 million, and the assumption of United’s options and stock appreciation rights, valued at $1.8 million. This acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while $7.6 million of transaction and integration costs were expensed as incurred.

As of July 31, 2015, the Company finalized its valuation of all assets and liabilities acquired, resulting in no material change to purchase accounting adjustments. A summary of the final purchase price allocation is as follows (in thousands):

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

The total purchase price for LSB was $69.6 million, consisting of $17.8 million of cash and the issuance of 3.6 million shares of Old National Common Stock valued at $51.8 million. This acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while $3.2 million of transaction and integration costs associated with the acquisition were expensed as incurred.

As of September 30, 2015, the Company finalized its valuation of all assets and liabilities acquired, resulting in no material change to purchase accounting adjustments. A summary of the final purchase price allocation is as follows (in thousands):

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

The total purchase price for Founders was $91.7 million, consisting of $41.0 million of cash and the issuance of 3.4 million shares of Old National Common Stock valued at $50.6 million. This acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. To date, transaction and integration costs of $4.9 million associated with the acquisition have been expensed and remaining integration costs will be expensed in future quarters as incurred.

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

	Estimated Fair Value (in millions)	Estimated Useful Lives (Years)
Core deposit intangible	$2.9	7
Trust customer relationship intangible	$2.6	12

Acquired loan data for Founders can be found in the table below:

(in thousands)	Fair Value of Acquired Loans at Acquisition Date	Gross Contractual Amounts Receivable at Acquisition Date	Best Estimate at Acquisition Date of Contractual Cash Flows Not Expected to be Collected
Acquired receivables subject to ASC 310-30	$6,607	$11,103	$2,684
Acquired receivables not subject to ASC 310-30	$332,962	$439,031	$61,113

Insurance Acquisitions

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

On May 8, 2015, the Company issued cash consideration of $0.1 million to purchase a book of business. The acquisition terms call for further cash consideration of approximately $0.1 million if certain operating targets are met. The fair value of these payments was booked at acquisition and added $0.2 million of customer business relationships intangibles, which is included in the “Insurance” segment. The customer business relationship intangibles will be amortized using an accelerated method over an estimated useful life of 10 years.

Divestitures

On August 14, 2015, the Company completed its previously announced branch sales. The Company divested of its southern Illinois region (twelve branches) along with four branches in eastern Indiana and one in Ohio. At closing, the purchasers assumed loans of $193.6 million and deposits of $555.8 million. The Company recorded a net pre-tax gain of $15.4 million in connection with the divestitures, which included a deposit premium of $19.3 million, goodwill allocation of $3.8 million, and $0.1 million of transaction expenses. See Note 17 to the consolidated financial statements for discussion on the change to deferred tax assets due to the reduction of our presence in Illinois.

In addition, the Company has consolidated 19 branches throughout the Old National franchise during 2015 based on an ongoing assessment of our service and delivery network and on our goal to continue to move our franchise into stronger growth markets. Four additional branches will be consolidated during the fourth quarter of 2015.

NOTE 4 – NET INCOME PER SHARE

The following table reconciles basic and diluted net income per share for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars and shares in thousands, except per share data)	2015	2014	2015	2014
Basic Earnings Per Share
Net income	$37,669	$29,134	$84,731	$74,417

Weighted average common shares outstanding	114,590	111,428	116,272	105,086

Basic Earnings Per Share	$0.33	$0.26	$0.73	$0.71

Diluted Earnings Per Share
Net income	$37,669	$29,134	$84,731	$74,417

Weighted average common shares outstanding	114,590	111,428	116,272	105,086
Effect of dilutive securities:
Restricted stock	477	446	435	428
Stock options (1)	86	73	93	45

Weighted average shares outstanding	115,153	111,947	116,800	105,559

Diluted Earnings Per Share	$0.33	$0.26	$0.73	$0.70

(1)	Options to purchase 891 thousand shares and 988 thousand shares outstanding at September 30, 2015 and 2014, respectively, were not included in the computation of net income per diluted share for the three months ended September 30, 2015 and 2014, respectively, because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 891 thousand shares and 976 thousand shares outstanding at September 30, 2015 and 2014, respectively, were not included in the computation of net income per diluted share for the nine months ended September 30, 2015 and 2014, respectively, because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes within each classification of accumulated other comprehensive income (loss) (“AOCI”) net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Total
Three Months Ended September 30, 2015
Balance at July 1, 2015	$(7,951)	$(15,090)	$(6,832)	$(8,189)	$(38,062)
Other comprehensive income (loss) before reclassifications	9,171	—	(6,373)	—	2,798
Amounts reclassified from accumulated other comprehensive income (loss) (a)	(544)	300	560	568	884

Net other comprehensive income (loss)	8,627	300	(5,813)	568	3,682

Balance at September 30, 2015	$676	$(14,790)	$(12,645)	$(7,621)	$(34,380)

Three Months Ended September 30, 2014
Balance at July 1, 2014	$(7,844)	$(16,330)	$(3,341)	$(5,826)	$(33,341)
Other comprehensive income (loss) before reclassifications	3,466	—	350	—	3,816
Amounts reclassified from accumulated other comprehensive income (loss) (a)	(1,629)	269	64	204	(1,092)

Net other comprehensive income (loss)	1,837	269	414	204	2,724

Balance at September 30, 2014	$(6,007)	$(16,061)	$(2,927)	$(5,622)	$(30,617)

Nine Months Ended September 30, 2015
Balance at January 1, 2015	$(748)	$(15,776)	$(5,935)	$(9,096)	$(31,555)
Other comprehensive income (loss) before reclassifications	3,982	—	(7,657)	—	(3,675)
Amounts reclassified from accumulated other comprehensive income (loss) (a)	(2,558)	986	947	1,475	850

Net other comprehensive income (loss)	1,424	986	(6,710)	1,475	(2,825)

Balance at September 30, 2015	$676	$(14,790)	$(12,645)	$(7,621)	$(34,380)

Nine Months Ended September 30, 2014
Balance at January 1, 2014	$(21,108)	$(16,767)	$(190)	$(6,401)	$(44,466)
Other comprehensive income (loss) before reclassifications	18,117	—	(2,824)	—	15,293
Amounts reclassified from accumulated other comprehensive income (loss) (a)	(3,016)	706	87	779	(1,444)

Net other comprehensive income (loss)	15,101	706	(2,737)	779	13,849

Balance at September 30, 2014	$(6,007)	$(16,061)	$(2,927)	$(5,622)	$(30,617)

(a)	See tables below for details about reclassifications.

The following table summarize the significant amounts reclassified out of each component of AOCI for the three months ended September 30, 2015 and 2014:

Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended September 30,
(dollars in thousands)	2015	2014
Unrealized gains and losses on available-for-sale securities	$861	$2,713	Net securities gains
	—	—	Impairment losses

	861	2,713	Total before tax
	(317)	(1,084)	Tax (expense) or benefit

	$544	$1,629	Net of tax

Unrealized gains and losses on held-to-maturity securities	$(455)	$(395)	Interest income/(expense)
	155	126	Tax (expense) or benefit

	$(300)	$(269)	Net of tax

Gains and losses on cash flow hedges
Interest rate contracts	$(902)	$(103)	Interest income/(expense)
	342	39	Tax (expense) or benefit

	$(560)	$(64)	Net of tax

Amortization of defined benefit pension items
Actuarial gains/(losses)	$(917)	$(329)	Salaries and employee benefits
	349	125	Tax (expense) or benefit

	$(568)	$(204)	Net of tax

Total reclassifications for the period	$(884)	$1,092	Net of tax

The following table summarize the significant amounts reclassified out of each component of AOCI for the nine months ended September 30, 2015 and 2014:

Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
	Nine Months Ended September 30,
(dollars in thousands)	2015	2014
Unrealized gains and losses on available-for-sale securities	$4,056	$4,961	Net securities gains
	—	(100)	Impairment losses

	4,056	4,861	Total before tax
	(1,498)	(1,845)	Tax (expense) or benefit

	$2,558	$3,016	Net of tax

Unrealized gains and losses on held-to-maturity securities	$(1,222)	$(1,017)	Interest income/(expense)
	236	311	Tax (expense) or benefit

	$(986)	$(706)	Net of tax

Gains and losses on cash flow hedges
Interest rate contracts	$(1,527)	$(141)	Interest income/(expense)
	580	54	Tax (expense) or benefit

	$(947)	$(87)	Net of tax

Amortization of defined benefit pension items
Actuarial gains/(losses)	$(2,380)	$(1,272)	Salaries and employee benefits
	905	493	Tax (expense) or benefit

	$(1,475)	$(779)	Net of tax

Total reclassifications for the period	$(850)	$1,444	Net of tax

NOTE 6 – INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at September 30, 2015 and December 31, 2014 and the corresponding amounts of unrealized gains and losses therein:

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2015
Available-for-Sale
U.S. Treasury	$11,971	$268	$—	$12,239
U.S. government-sponsored entities and agencies	642,681	2,350	(3,251)	641,780
Mortgage-backed securities - Agency	1,127,175	15,617	(6,440)	1,136,352
States and political subdivisions	383,001	9,133	(2,031)	390,103
Pooled trust preferred securities	17,443	—	(10,812)	6,631
Other securities	336,394	1,854	(5,460)	332,788

Total available-for-sale securities	$2,518,665	$29,222	$(27,994)	$2,519,893

Held-to-Maturity
U.S. government-sponsored entities and agencies	$143,694	$4,161	$—	$147,855
Mortgage-backed securities - Agency	17,782	724	—	18,506
States and political subdivisions	689,575	46,299	(59)	735,815

Total held-to-maturity securities	$851,051	$51,184	$(59)	$902,176

December 31, 2014
Available-for-Sale
U.S. Treasury	$14,978	$196	$(8)	$15,166
U.S. government-sponsored entities and agencies	692,704	1,533	(8,286)	685,951
Mortgage-backed securities - Agency	1,233,811	18,219	(10,368)	1,241,662
States and political subdivisions	304,435	11,023	(917)	314,541
Pooled trust preferred securities	17,965	—	(11,358)	6,607
Other securities	365,235	2,338	(3,669)	363,904

Total available-for-sale securities	$2,629,128	$33,309	$(34,606)	$2,627,831

Held-to-Maturity
U.S. government-sponsored entities and agencies	$167,207	$6,279	$—	$173,486
Mortgage-backed securities - Agency	23,648	926	—	24,574
States and political subdivisions	653,199	52,753	(77)	705,875

Total held-to-maturity securities	$844,054	$59,958	$(77)	$903,935

Proceeds from sales or calls of available-for-sale investment securities, the resulting realized gains and realized losses, and other securities gains or losses were as follows for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014

Proceeds from sales of available-for-sale securities	$100,257	$79,581	$296,841	$155,876
Proceeds from calls of available-for-sale securities	108,790	43,236	321,792	67,776

Total	$209,047	$122,817	$618,633	$223,652

Realized gains on sales of available-for-sale securities	$1,315	$2,666	$4,112	$5,015
Realized gains on calls of available-for-sale securities	99	151	479	151
Realized losses on sales of available-for-sale securities	(373)	(6)	(420)	(43)
Realized losses on calls of available-for-sale securities	—	(201)	(15)	(468)
Other securities gains (losses) (1)	(180)	103	(100)	306

Net securities gains	$861	$2,713	$4,056	$4,961

(1)	Other securities gains (losses) includes net realized gains or losses associated with trading securities and mutual funds.

Trading securities, which consist of mutual funds held in a trust associated with deferred compensation plans for former Monroe Bancorp directors and executives, are recorded at fair value and totaled $3.8 million at September 30, 2015 and $3.9 million at December 31, 2014.

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

	September 30, 2015		Weighted
(dollars in thousands)	Amortized	Fair	Average
Maturity	Cost	Value	Yield
Available-for-Sale
Within one year	$38,653	$38,826	2.53%
One to five years	491,482	494,542	1.79
Five to ten years	475,672	477,916	2.41
Beyond ten years	1,512,858	1,508,609	2.54

Total	$2,518,665	$2,519,893	2.37%

Held-to-Maturity
Within one year	$10,392	$10,743	6.53%
One to five years	29,175	30,530	3.95
Five to ten years	200,190	207,483	3.55
Beyond ten years	611,294	653,420	5.49

Total	$851,051	$902,176	4.99%

The following table summarizes the investment securities with unrealized losses at September 30, 2015 and December 31, 2014 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2015
Available-for-Sale
U.S. government-sponsored entities and agencies	$98,681	$(1,203)	$122,560	$(2,048)	$221,241	$(3,251)
Mortgage-backed securities - Agency	188,275	(1,443)	256,905	(4,997)	445,180	(6,440)
States and political subdivisions	101,370	(1,756)	5,503	(275)	106,873	(2,031)
Pooled trust preferred securities	—	—	6,631	(10,812)	6,631	(10,812)
Other securities	104,254	(1,317)	128,376	(4,143)	232,630	(5,460)

Total available-for-sale	$492,580	$(5,719)	$519,975	$(22,275)	$1,012,555	$(27,994)

Held-to-Maturity
States and political subdivisions	$15,367	$(59)	$—	$—	$15,367	$(59)

Total held-to-maturity	$15,367	$(59)	$—	$—	$15,367	$(59)

December 31, 2014
Available-for-Sale
U.S. Treasury	$9,524	$(8)	$—	$—	$9,524	$(8)
U.S. government-sponsored entities and agencies	180,488	(563)	257,914	(7,723)	438,402	(8,286)
Mortgage-backed securities - Agency	31,304	(122)	386,788	(10,246)	418,092	(10,368)
States and political subdivisions	41,481	(288)	9,534	(629)	51,015	(917)
Pooled trust preferred securities	—	—	6,607	(11,358)	6,607	(11,358)
Other securities	115,973	(906)	95,344	(2,763)	211,317	(3,669)

Total available-for-sale	$378,770	$(1,887)	$756,187	$(32,719)	$1,134,957	$(34,606)

Held-to-Maturity
States and political subdivisions	$6,171	$(77)	$—	$—	$6,171	$(77)

Total held-to-maturity	$6,171	$(77)	$—	$—	$6,171	$(77)

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

We did not record other-than-temporary-impairments during the nine months ended September 30, 2015. Other-than-temporary-impairments totaled $100 thousand during the nine months ended September 30, 2014.

As of September 30, 2015, Old National’s securities portfolio consisted of 1,742 securities, 216 of which were in an unrealized loss position. The unrealized losses attributable to our U.S. government-sponsored entities and agencies, our agency mortgage-backed securities, and our other securities are the result of fluctuations in interest rates. Our pooled trust preferred securities are discussed below.

Pooled Trust Preferred Securities

At September 30, 2015, our securities portfolio contained three pooled trust preferred securities with a fair value of $6.6 million and unrealized losses of $10.8 million. One of the pooled trust preferred securities in our portfolio falls within the scope of FASB ASC 325-10 (EITF 99-20) and has a fair value of $0.2 million with an unrealized loss of $3.3 million at September 30, 2015. This security was rated A3 at inception, but is rated D at September 30, 2015. The issuers in this security are banks. We use the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine whether an adverse change in cash flows has occurred during the quarter. The OTTI model considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and a limited number of recoveries on current or projected interest payment deferrals. In addition, we use the model to “stress” this CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Old National’s note class. For the nine months ended September 30, 2015 and 2014, our model indicated no other-than-temporary-impairment losses on this security. At September 30, 2015, we have no intent to sell any securities that are in an unrealized loss position nor is it expected that we would be required to sell any securities.

Two of our pooled trust preferred securities with a fair value of $6.4 million and unrealized losses of $7.5 million at September 30, 2015 are not subject to FASB ASC 325-10. These securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. For the nine months ended September 30, 2015 and 2014, our analysis indicated no other-than-temporary-impairment on these securities.

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

Trust preferred securities September 30, 2015 (dollars in thousands)	Class	Lowest Credit Rating (1)	Amortized Cost	Fair Value	Unrealized Gain/ (Loss)	Realized Losses 2015	# of Issuers Currently Performing/ Remaining	Actual Deferrals and Defaults as a % of Original Collateral	Expected Defaults as a % of Remaining Performing Collateral	Excess Subordination as a % of Current Performing Collateral
Pooled trust preferred securities:
Reg Div Funding 2004	B-2	D	$3,541	$223	$(3,318)	$—	25/41	33.3%	7.5%	0.0%
Pretsl XXVII LTD	B	B	4,446	2,517	(1,929)	—	34/45	20.5%	4.2%	41.6%
Trapeza Ser 13A	A2A	BB+	9,456	3,891	(5,565)	—	50/59	12.1%	5.1%	52.1%

			17,443	6,631	(10,812)	—
Single Issuer trust preferred securities:
Fleet Cap Tr V (BOA)		BB+	3,386	3,238	(148)	—
JP Morgan Chase Cap XIII		BBB-	4,753	4,275	(478)	—
NB-Global		BB+	764	925	161	—
Chase Cap II		BBB-	804	862	58	—

			9,707	9,300	(407)	—

Total			$27,150	$15,931	$(11,219)	$—

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

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

The following table details the remaining securities with other-than-temporary-impairment, their credit rating at September 30, 2015, and the related life-to-date credit losses recognized in earnings:

				Amount of other-than-temporary impairment recognized in earnings
(dollars in thousands)	Vintage	Lowest Credit Rating (1)	Amortized Cost	Nine Months Ended September 30,		Life-to date

				2015	2014
Reg Div Funding	2004	D	$3,541	$—	$—	$5,685
Limited partnership			765	—	100	100

Total			$4,306	$—	$100	$5,785

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

NOTE 7 – LOANS HELD FOR SALE

Loans held for sale were $18.8 million at September 30, 2015, compared to $213.5 million at December 31, 2014. Included in loans held for sale at September 30, 2015 were $18.8 million of mortgage loans held for immediate sale in the secondary market, compared to $15.6 million at December 31, 2014. Residential loans that Old National has originated with a commitment to sell are recorded at fair value in accordance with FASB ASC 825-10 (SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities). Prior to mid-2014, residential loans originated by Old National were primarily sold on a servicing released basis. Beginning with the inception of an in-house servicing unit in the third quarter of 2014, conventional mortgage production is now sold on a servicing retained basis. Certain loans, such as government guaranteed mortgage loans continue to be sold on servicing released basis.

The following table summarizes loans held for sale that were reclassified from loans held for investment at September 30, 2015 and December 31, 2014:

(dollars in thousands)	September 30, 2015	December 31, 2014
Commercial	$—	$45,500
Commercial real estate	—	30,690
Residential real estate	—	71,680
Consumer credit	—	50,058

Total	$—	$197,928

During the fourth quarter of 2014, $197.9 million of loans were reclassified to loans held for sale at the lower of cost or fair value. In connection with our branch divestitures, these loans were sold during the third quarter of 2015 for $193.6 million, resulting in a gain of $0.1 million. At September 30, 2015, there were no loans held for sale under this arrangement.

NOTE 8 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Old National’s finance receivables consist primarily of loans made to consumers and commercial clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling, and retailing. Most of Old National’s lending activity occurs within our principal geographic markets of Indiana, western Kentucky and Louisville, east central Illinois, and central and western Michigan. Old National has no concentration of commercial loans in any single industry exceeding 10% of its portfolio.

The composition of loans by lending classification was as follows:

(dollars in thousands)	September 30, 2015	December 31, 2014
Commercial (1)	$1,740,394	$1,629,600
Commercial real estate:
Construction	164,247	134,552
Other	1,681,642	1,576,558
Residential real estate	1,640,289	1,519,156
Consumer credit:
Heloc	362,055	360,320
Auto	1,004,989	846,969
Other	140,243	103,338
Covered loans	114,039	147,708

Total loans	6,847,898	6,318,201
Allowance for loan losses	(49,515)	(44,297)
Allowance for loan losses - covered loans	(1,711)	(3,552)

Net loans	$6,796,672	$6,270,352

(1)	Includes direct finance leases of $15.5 million at September 30, 2015 and $19.3 million at December 31, 2014.

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

Included with commercial real estate are construction loans, which are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates, and financial analysis of the developers and property owners. Construction loans are generally based on estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from Old National until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions, and the availability of long-term financing.

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

Covered loans

Covered loans represent loans acquired from the FDIC that are subject to loss share agreements whereby Old National is indemnified against 80% of losses up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0% reimbursement, and 80% of losses in excess of $467.2 million. As of September 30, 2015, we do not expect losses to exceed $275.0 million. See Note 9 to the consolidated financial statements for further details on our covered loans.

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

We calculated migration analysis using several different scenarios based on varying assumptions to evaluate the widest range of possible outcomes. The migration-derived historical commercial loan loss rates were applied to the current commercial loan pools to arrive at an estimate of probable losses for the loans existing at the time of analysis. The amounts determined by migration analysis were adjusted for management’s best estimate of the effects of current economic conditions, loan quality trends, results from internal and external review examinations, loan volume trends, credit concentrations, and various other factors.

We continue to use historic loss ratios adjusted for economic conditions to determine the appropriate level of allowance for residential real estate and consumer loans.

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

Old National’s activity in the allowance for loan losses for the three and nine months ended September 30, 2015 and 2014 is as follows:

(dollars in thousands)	Commercial	Commercial Real Estate	Residential	Consumer	Unallocated	Total
Three Months Ended September 30, 2015
Balance at July 1, 2015	$23,434	$16,325	$2,581	$7,851	$—	$50,191
Charge-offs	(251)	(665)	(313)	(1,239)	—	(2,468)
Recoveries	1,116	1,354	74	792	—	3,336
Provision	1,219	(950)	(317)	215	—	167

Balance at September 30, 2015	$25,518	$16,064	$2,025	$7,619	$—	$51,226

Three Months Ended September 30, 2014
Balance at July 1, 2014	$18,826	$17,764	$3,573	$5,989	$—	$46,152
Charge-offs	(452)	(401)	(192)	(1,085)	—	(2,130)
Recoveries	610	445	41	570	—	1,666
Provision	819	776	201	795	—	2,591

Balance at September 30, 2014	$19,803	$18,584	$3,623	$6,269	$—	$48,279

Nine Months Ended September 30, 2015
Balance at January 1, 2015	$20,670	$17,348	$2,962	$6,869	$—	$47,849
Charge-offs	(2,053)	(220)	(709)	(4,337)	—	(7,319)
Recoveries	3,061	2,281	161	2,754	—	8,257
Provision	3,840	(3,345)	(389)	2,333	—	2,439

Balance at September 30, 2015	$25,518	$16,064	$2,025	$7,619	$—	$51,226

Nine Months Ended September 30, 2014
Balance at January 1, 2014	$16,565	$22,401	$3,239	$4,940	$—	$47,145
Charge-offs	(2,525)	(1,608)	(391)	(3,168)	—	(7,692)
Recoveries	2,196	2,020	150	2,232	—	6,598
Provision	3,567	(4,229)	625	2,265	—	2,228

Balance at September 30, 2014	$19,803	$18,584	$3,623	$6,269	$—	$48,279

The following table provides Old National’s recorded investment in financing receivables by portfolio segment at September 30, 2015 and December 31, 2014 and other information regarding the allowance:

(dollars in thousands)	Commercial	Commercial Real Estate	Residential	Consumer	Unallocated	Total
September 30, 2015
Allowance for loan losses:
Individually evaluated for impairment	$7,978	$3,402	$—	$—	$—	$11,380
Collectively evaluated for impairment	16,817	12,089	2,005	7,350	—	38,261
Noncovered loans acquired with deteriorated credit quality	355	573	13	69	—	1,010
Covered loans acquired with deteriorated credit quality	368	—	7	200	—	575

Total allowance for loan losses	$25,518	$16,064	$2,025	$7,619	$—	$51,226

Loans and leases outstanding:
Individually evaluated for impairment	$61,739	$45,268	$—	$—	$—	$107,007
Collectively evaluated for impairment	1,683,685	1,772,904	1,640,307	1,554,695	—	6,651,591
Loans acquired with deteriorated credit quality	1,944	29,587	128	4,337	—	35,996
Covered loans acquired with deteriorated credit quality	3,441	22,410	17,805	9,648	—	53,304

Total loans and leases outstanding	$1,750,809	$1,870,169	$1,658,240	$1,568,680	$—	$6,847,898

December 31, 2014
Allowance for loan losses:
Individually evaluated for impairment	$7,280	$2,945	$—	$—	$—	$10,225
Collectively evaluated for impairment	12,163	13,354	2,945	6,519	—	34,981
Noncovered loans acquired with deteriorated credit quality	406	1,049	17	67	—	1,539
Covered loans acquired with deteriorated credit quality	821	—	—	283	—	1,104

Total allowance for loan losses	$20,670	$17,348	$2,962	$6,869	$—	$47,849

Loans and leases outstanding:
Individually evaluated for impairment	$38,485	$45,335	$—	$—	$—	$83,820
Collectively evaluated for impairment	1,598,352	1,631,794	1,519,171	1,359,537	—	6,108,854
Loans acquired with deteriorated credit quality	2,770	37,394	133	7,073	—	47,370
Covered loans acquired with deteriorated credit quality	7,160	37,384	21,106	12,507	—	78,157

Total loans and leases outstanding	$1,646,767	$1,751,907	$1,540,410	$1,379,117	$—	$6,318,201

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

As of September 30, 2015 and December 31, 2014, the risk category of commercial and commercial real estate loans, excluding covered loans, by class of loans is as follows:

(dollars in thousands)			Commercial		Commercial
Corporate Credit Exposure Credit Risk Profile by Internally Assigned Grade	Commercial		Real Estate - Construction		Real Estate - Other
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Grade:
Pass	$1,584,973	$1,442,904	$155,134	$119,958	$1,491,759	$1,374,191
Criticized	51,645	89,775	3,738	2,229	84,082	102,805
Classified - substandard	46,273	58,461	2,817	5,866	55,050	38,659
Classified - nonaccrual	54,931	38,003	2,558	6,499	49,721	59,771
Classified - doubtful	2,572	457	—	—	1,030	1,132

Total	$1,740,394	$1,629,600	$164,247	$134,552	$1,681,642	$1,576,558

Old National considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, Old National also evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of September 30, 2015 and December 31, 2014, excluding covered loans:

(dollars in thousands)	Residential	Consumer
		Heloc	Auto	Other
September 30, 2015
Performing	$1,624,740	$359,315	$1,003,594	$138,757
Nonperforming	15,549	2,740	1,395	1,486

Total	$1,640,289	$362,055	$1,004,989	$140,243

December 31, 2014
Performing	$1,505,188	$357,205	$845,708	$101,811
Nonperforming	13,968	3,115	1,261	1,527

Total	$1,519,156	$360,320	$846,969	$103,338

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

The following table shows Old National’s impaired loans, excluding covered loans, which are individually evaluated as of September 30, 2015 and December 31, 2014, respectively. Of the loans purchased without FDIC loss share coverage, only those that have experienced subsequent impairment since the date acquired are included in the table below.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
September 30, 2015
With no related allowance recorded:
Commercial	$32,592	$33,564	$—
Commercial Real Estate - Construction	781	781	—
Commercial Real Estate - Other	32,460	35,736	—
Residential	1,159	1,180	—
Consumer	770	875	—
With an allowance recorded:
Commercial	24,707	24,724	7,141
Commercial Real Estate - Construction	243	243	1
Commercial Real Estate - Other	11,785	11,835	3,402
Residential	1,053	1,053	53
Consumer	2,229	2,229	111

Total Loans	$107,779	$112,220	$10,708

December 31, 2014
With no related allowance recorded:
Commercial	$25,483	$25,854	$—
Commercial Real Estate - Construction	2,168	1,397	—
Commercial Real Estate - Other	28,637	30,723	—
Residential	588	658	—
Consumer	685	748	—
With an allowance recorded:
Commercial	7,471	10,488	4,883
Commercial Real Estate - Construction	98	98	11
Commercial Real Estate - Other	14,432	16,503	2,934
Residential	1,476	1,476	74
Consumer	1,543	1,543	77

Total Loans	$82,581	$89,488	$7,979

The average balance of impaired loans, excluding covered loans, and interest income recognized on impaired loans during the three months ended September 30, 2015 and 2014 are included in the table below.

(dollars in thousands)	Average Recorded Investment	Interest Income Recognized (1)
Three Months Ended September 30, 2015
With no related allowance recorded:
Commercial	$33,128	$105
Commercial Real Estate - Construction	1,122	7
Commercial Real Estate - Other	33,235	240
Residential	999	—
Consumer	836	5
With an allowance recorded:
Commercial	29,978	(39)
Commercial Real Estate - Construction	331	—
Commercial Real Estate - Other	12,656	25
Residential	1,330	11
Consumer	1,775	15

Total Loans	$115,390	$369

Three Months Ended September 30, 2014
With no related allowance recorded:
Commercial	$16,456	$227
Commercial Real Estate - Construction	914	(15)
Commercial Real Estate - Other	21,212	308
Residential	98	—
Consumer	349	2
With an allowance recorded:
Commercial	11,782	152
Commercial Real Estate - Construction	467	15
Commercial Real Estate - Other	16,313	119
Residential	2,215	6
Consumer	1,426	16

Total Loans	$71,232	$830

(1)	The Company does not record interest on nonaccrual loans until principal is recovered.

The average balance of impaired loans, excluding covered loans, and interest income recognized on impaired loans during the nine months ended September 30, 2015 and 2014 are included in the table below.

(dollars in thousands)	Average Recorded Investment	Interest Income Recognized (1)
Nine Months Ended September 30, 2015
With no related allowance recorded:
Commercial	$29,878	$232
Commercial Real Estate - Construction	1,475	10
Commercial Real Estate - Other	32,440	514
Residential	873	2
Consumer	728	7
With an allowance recorded:
Commercial	16,090	364
Commercial Real Estate - Construction	171	1
Commercial Real Estate - Other	13,109	147
Residential	1,264	37
Consumer	1,886	64

Total Loans	$97,914	$1,378

Nine Months Ended September 30, 2014
With no related allowance recorded:
Commercial	$26,740	$261
Commercial Real Estate - Construction	526	—
Commercial Real Estate - Other	28,037	468
Residential	102	—
Consumer	330	6
With an allowance recorded:
Commercial	10,917	260
Commercial Real Estate - Construction	467	15
Commercial Real Estate - Other	16,501	283
Residential	2,146	47
Consumer	1,133	42

Total Loans	$86,899	$1,382

(1)	The Company does not record interest on nonaccrual loans until principal is recovered.

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

Old National’s past due financing receivables as of September 30, 2015 and December 31, 2014 are as follows:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Recorded Investment > 90 Days and Accruing	Nonaccrual	Total Past Due	Current
September 30, 2015
Commercial	$815	$373	$114	$57,503	$58,805	$1,681,589
Commercial Real Estate:
Construction	531	92	—	2,558	3,181	161,066
Other	1,546	3,953	54	50,751	56,304	1,625,338
Residential	10,578	1,846	172	15,549	28,145	1,612,144
Consumer:
Heloc	735	430	19	2,740	3,924	358,131
Auto	3,254	694	197	1,395	5,540	999,449
Other	913	167	13	1,486	2,579	137,664
Covered loans	855	472	—	8,682	10,009	104,030

Total loans	$19,227	$8,027	$569	$140,664	$168,487	$6,679,411

December 31, 2014
Commercial	$649	$813	$33	$38,460	$39,955	$1,589,645
Commercial Real Estate:
Construction	—	—	—	6,499	6,499	128,053
Other	3,834	1,468	138	60,903	66,343	1,510,215
Residential	11,606	3,959	1	13,968	29,534	1,489,622
Consumer:
Heloc	577	376	—	3,115	4,068	356,252
Auto	3,349	695	203	1,261	5,508	841,461
Other	969	129	83	1,527	2,708	100,630
Covered loans	1,477	584	—	15,124	17,185	130,523

Total loans	$22,461	$8,024	$458	$140,857	$171,800	$6,146,401

Loan Participations

Old National has loan participations, which qualify as participating interests, with other financial institutions. At September 30, 2015, these loans totaled $317.8 million, of which $171.4 million had been sold to other financial institutions and $146.4 million was retained by Old National. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder, involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder, all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.

Troubled Debt Restructurings

Old National may choose to restructure the contractual terms of certain loans. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit Old National by increasing the ultimate probability of collection.

Any loans that are modified are reviewed by Old National to identify if a troubled debt restructuring (“TDR”) has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. The modification of the terms of such loans include one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate of new debt with similar risk, or a permanent reduction of the recorded investment of the loan.

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

The following table presents activity in TDRs for the nine months ended September 30, 2015 and 2014:

(dollars in thousands)	Commercial	Commercial Real Estate	Residential	Consumer	Total
Nine Months Ended September 30, 2015
Balance at January 1, 2015	$15,205	$15,226	$2,063	$2,459	$34,953
(Charge-offs)/recoveries	89	825	(40)	(6)	868
Payments	(13,064)	(4,709)	(614)	(1,035)	(19,422)
Additions	29,956	3,774	792	1,797	36,319

Balance at September 30, 2015	$32,186	$15,116	$2,201	$3,215	$52,718

Nine Months Ended September 30, 2014
Balance at January 1, 2014	$22,443	$22,639	$2,344	$1,441	$48,867
(Charge-offs)/recoveries	(172)	(266)	3	(83)	(518)
Payments	(12,998)	(5,200)	(370)	(390)	(18,958)
Additions	11,695	2,704	175	1,034	15,608

Balance at September 30, 2014	$20,968	$19,877	$2,152	$2,002	$44,999

Approximately $38.6 million of the TDRs at September 30, 2015 were included with nonaccrual loans, compared to $22.1 million at December 31, 2014. Old National has allocated specific reserves to customers whose loan terms have been modified in TDRs totaling $3.8 million at September 30, 2015 and $2.8 million at December 31, 2014. As of September 30, 2015, Old National had committed to lend an additional $2.5 million to customers with outstanding loans that are classified as TDRs.

The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the nine months ended September 30, 2015 and 2014 are the same since the loan modifications did not involve the forgiveness of principal. Old National did not record any charge-offs at the modification date. The following table presents loans by class modified as TDRs that occurred during the nine months ended September 30, 2015:

(dollars in thousands)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Troubled Debt Restructuring:
Commercial	25	$29,956	$29,956
Commercial Real Estate - Construction	5	1,162	1,162
Commercial Real Estate - Other	21	2,612	2,612
Residential	8	792	792
Consumer	26	1,797	1,797

Total	85	$36,319	$36,319

The TDRs described above increased the allowance for loan losses by $0.6 million and resulted in immaterial charge-offs during the nine months ended September 30, 2015.

The following table presents loans by class modified as TDRs that occurred during the nine months ended September 30, 2014:

(dollars in thousands)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Troubled Debt Restructuring:
Commercial	27	$11,695	$11,695
Commercial Real Estate - Construction	1	484	484
Commercial Real Estate - Other	22	2,221	2,221
Residential	2	175	175
Consumer	21	1,033	1,033

Total	73	$15,608	$15,608

The TDRs described above increased the allowance for loan losses by $0.4 million and resulted in immaterial charge-offs during the nine months ended September 30, 2014.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

There were three commercial loans and six commercial real estate loans totaling $2.1 million that were modified as TDRs within the preceding twelve months, and for which there was a payment default during the nine months ended September 30, 2015.

There was one commercial real estate loan that was modified as a TDR during the nine months ended September 30, 2014 for which there was a payment default within the last twelve months. The impact of the default was immaterial.

The terms of certain other loans were modified during the nine months ended September 30, 2015 that did not meet the definition of a TDR. It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have extended the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification. The evaluation is performed under our internal underwriting policy. We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral or a bona fide guarantee. We also consider whether the modification was insignificant relative to the other terms of the agreement or if the delay in a payment was 90 days or less.

PCI loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition. If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually. If the purchased credit impaired loan is being accounted for as part of a pool, it will not be removed from the pool. As of September 30, 2015, it has not been necessary to remove any loans from PCI accounting.

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

Purchased Impaired Loans (noncovered loans)

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan and lease losses. In determining the estimated fair value of purchased loans, management considers a number of factors including, among others, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, and net present value of cash flows expected to be received. Purchased loans are accounted for in accordance with guidance for certain loans acquired in a transfer (ASC 310-30), when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments. The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for loan and lease losses. Subsequent increases in expected cash flows will result in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

Old National has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. For these noncovered loans that meet the criteria of ASC 310-30 treatment, the carrying amount is as follows:

(dollars in thousands)	September 30, 2015	December 31, 2014
Commercial	$1,944	$2,770
Commercial real estate	29,587	37,394
Residential	128	133
Consumer	4,337	7,073

Carrying amount	35,996	47,370
Allowance for loan losses	(1,010)	(1,539)

Carrying amount, net of allowance	$34,986	$45,831

The outstanding balance of noncovered loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties, was $102.3 million at September 30, 2015 and $135.9 million at December 31, 2014.

The accretable difference on purchased loans acquired in a business combination is the difference between the expected cash flows and the net present value of expected cash flows with such difference accreted into earnings using the effective yield method over the term of the loans. Accretion recorded as loan interest income totaled $11.0 million during the nine months ended September 30, 2015 and $12.3 million during the nine months ended September 30, 2014. Improvement in cash flow expectations has resulted in a reclassification from nonaccretable difference to accretable yield.

Accretable yield of noncovered purchased credit impaired loans, or income expected to be collected, is as follows:

(dollars in thousands)	Monroe	Integra Noncovered	IBT	Tower	United	LSB	Founders	Total
Balance at January 1, 2015	$3,564	$1,389	$13,354	$4,559	$1,516	$2,409	$—	$26,791
New loans purchased	—	—	—	—	—	—	1,812	1,812
Accretion of income	(1,744)	(406)	(5,269)	(1,442)	(716)	(952)	(458)	(10,987)
Reclassifications from (to) nonaccretable difference	(222)	135	897	418	1,415	3,545	1,232	7,420
Disposals/other adjustments	505	515	969	140	271	—	—	2,400

Balance at September 30, 2015	$2,103	$1,633	$9,951	$3,675	$2,486	$5,002	$2,586	$27,436

Included in Old National’s allowance for loan losses is $1.0 million related to the purchased loans disclosed above at September 30, 2015, compared to $1.5 million at December 31, 2014.

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

NOTE 9 – COVERED LOANS

Covered loans represent loans acquired from the FDIC that are subject to loss share agreements. The carrying amount of covered loans was $114.0 million at September 30, 2015, compared to $147.7 million at December 31, 2014. The composition of covered loans by lending classification was as follows:

	At September 30, 2015
(dollars in thousands)	Loans Accounted for Under ASC 310-30 (Purchased Credit Impaired)	Loans Excluded from ASC 310-30 (1) (Not Purchased Credit Impaired)	Total Covered Purchased Loans
Commercial	$3,441	$6,974	$10,415
Commercial real estate	22,410	1,870	24,280
Residential	17,805	146	17,951
Consumer	9,648	51,745	61,393

Covered loans	53,304	60,735	114,039
Allowance for loan losses	(575)	(1,136)	(1,711)

Covered loans, net	$52,729	$59,599	$112,328

(1)	Includes loans with revolving privileges which are scoped out of FASB ASC 310-30 and certain loans which Old National elected to treat under the cost recovery method of accounting.

Loans were recorded at fair value in accordance with FASB ASC 805, Business Combinations. No allowance for loan losses related to the acquired loans is recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk. Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in FASB ASC 820, exclusive of the loss share agreements with the FDIC. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest, and other cash flows.

The outstanding balance of covered loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties, was $201.7 million at September 30, 2015 and $241.9 million at December 31, 2014.

The following table is a roll-forward of acquired impaired loans accounted for under ASC 310-30 for the nine months ended September 30, 2015 and 2014:

(dollars in thousands)	Contractual Cash Flows (1)	Nonaccretable Difference	Accretable Yield	Carrying Amount (2)
Nine Months Ended September 30, 2015
Balance at January 1, 2015	$124,809	$(12,014)	$(35,742)	$77,053
Principal reductions and interest payments	(34,842)	(1,430)	—	(36,272)
Accretion of loan discount	—	—	17,850	17,850
Changes in contractual and expected cash flows due to remeasurement	(4,218)	6,821	(2,505)	98
Removals due to foreclosure or sale	(1,020)	376	(182)	(826)
Loans removed from loss share coverage	(6,027)	236	618	(5,173)

Balance at September 30, 2015	$78,702	$(6,011)	$(19,961)	$52,730

Nine Months Ended September 30, 2014
Balance at January 1, 2014	$251,042	$(46,793)	$(73,211)	$131,038
Principal reductions and interest payments	(93,095)	(1,931)	(940)	(95,966)
Accretion of loan discount	—	—	53,424	53,424
Changes in contractual and expected cash flows due to remeasurement	(9,112)	30,142	(18,223)	2,807
Removals due to foreclosure or sale	(6,949)	2,183	(1,451)	(6,217)

Balance at September 30, 2014	$141,886	$(16,399)	$(40,401)	$85,086

(1)	The balance of contractual cash flows includes future contractual interest and is net of amounts charged off and interest collected on nonaccrual loans.
(2)	Carrying amount for this table is net of allowance for loan losses.

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

Accretable yield, or income expected to be collected on the covered loans accounted for under ASC 310-30, is as follows:

(dollars in thousands)	2015	2014
Balance at January 1,	$35,742	$73,211
Accretion of income	(17,850)	(53,424)
Reclassifications from (to) nonaccretable difference	2,505	18,223
Loans removed from loss share coverage	(618)	—
Disposals/other adjustments	182	2,391

Balance at September 30,	$19,961	$40,401

At September 30, 2015, the $8.9 million loss sharing asset is comprised of a $7.5 million FDIC indemnification asset and a $1.4 million FDIC loss share receivable. The loss share receivable represents actual incurred losses where reimbursement has not yet been received from the FDIC. The indemnification asset represents future cash flows we expect to collect from the FDIC under the loss sharing agreements and the amount related to the estimated improvements in cash flow expectations that are being amortized over the same period for which those improved cash flows are being accreted into income. At September 30, 2015, $7.0 million of the FDIC indemnification asset is related to expected indemnification payments and $0.5 million is expected to be amortized and reported in noninterest income as an offset to future accreted interest income. At September 30, 2014, $12.3 million of the FDIC indemnification asset was related to expected indemnification payments and $13.4 million was expected to be amortized and reported in noninterest income as an offset to future accreted interest income.

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

The following table shows a detailed analysis of the FDIC loss sharing asset for the nine months ended September 30, 2015 and 2014:

(dollars in thousands)	2015	2014
Balance at January 1,	$20,603	$88,513
Adjustments not reflected in income:
Cash received from FDIC	(3,555)	(24,814)
Other	948	1,217
Adjustments reflected in income:
(Amortization) accretion	(10,587)	(35,269)
Higher (lower) loan loss expectations	109	(13)
Write-downs/(gain) on sale of other real estate	1,387	(1,634)

Balance at September 30,	$8,905	$28,000

NOTE 10 – OTHER REAL ESTATE OWNED

The following table presents activity in other real estate owned for the nine months ended September 30, 2015 and 2014:

(dollars in thousands)	Other Real Estate Owned (1)	Other Real Estate Owned, Covered
Nine Months Ended September 30, 2015
Balance at January 1, 2015	$7,241	$9,121
Additions	5,665	880
Sales	(2,807)	(5,291)
Gains (losses)/Write-downs	(817)	(287)

Balance at September 30, 2015	$9,282	$4,423

Nine Months Ended September 30, 2014
Balance at January 1, 2014	$7,562	$13,670
Additions	5,651	8,303
Sales	(3,804)	(10,593)
Gains (losses)/Write-downs	(1,236)	(1,926)

Balance at September 30, 2014	$8,173	$9,454

(1)	Includes repossessed personal property of $0.2 million at September 30, 2015 and $0.3 million at September 30, 2014.

At September 30, 2015, foreclosed residential real estate property included in the table above totaled $0.9 million. At September 30, 2015, consumer mortgage loans collateralized by residential real property that were in the process of foreclosure totaled $8.2 million.

Covered OREO expenses and valuation write-downs are recorded in the noninterest expense section of the consolidated statements of income. Under the loss sharing agreements, the FDIC will reimburse us for 80% of expenses and valuation write-downs related to covered assets up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0%, and 80% of losses in excess of $467.2 million. As of September 30, 2015, we do not expect losses to exceed $275.0 million. The reimbursable portion of these expenses is recorded in the FDIC indemnification asset. Changes in the FDIC indemnification asset are recorded in the noninterest income section of the consolidated statements of income.

NOTE 11 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2015 and 2014:

(dollars in thousands)	Banking	Insurance	Total
Nine Months Ended September 30, 2015
Balance at January 1, 2015	$490,972	$39,873	$530,845
Acquisitions and divestitures, net	52,699	1,090	53,789

Balance at September 30, 2015	$543,671	$40,963	$584,634

Nine Months Ended September 30, 2014
Balance at January 1, 2014	$312,856	$39,873	$352,729
Acquisitions	138,678	—	138,678

Balance at September 30, 2014	$451,534	$39,873	$491,407

Goodwill is reviewed annually for impairment. Old National completed its most recent annual goodwill impairment test as of August 31, 2015 and concluded that, based on current events and circumstances, it is not more likely than not that the carrying value of goodwill exceeds fair value. Additionally, the Company evaluated the impact of the sale of its southern Illinois franchise in August of 2015 and concluded that no impairment charge was necessary. See Note 3 to the consolidated financial statements for detail regarding goodwill associated with this divestiture.

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

The gross carrying amount and accumulated amortization of other intangible assets at September 30, 2015 and December 31, 2014 was as follows:

(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
September 30, 2015
Amortized intangible assets:
Core deposit	$60,103	$(42,320)	$17,783
Customer business relationships	30,787	(22,872)	7,915
Customer trust relationships	16,548	(4,835)	11,713
Customer loan relationships	4,413	(3,700)	713

Total intangible assets	$111,851	$(73,727)	$38,124

December 31, 2014
Amortized intangible assets:
Core deposit	$57,149	$(36,950)	$20,199
Customer business relationships	27,942	(21,438)	6,504
Customer trust relationships	13,986	(3,232)	10,754
Customer loan relationships	4,413	(3,176)	1,237

Total intangible assets	$103,490	$(64,796)	$38,694

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

Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. No impairment charges were recorded during the nine months ended September 30, 2015 or 2014. Total amortization expense associated with intangible assets was $8.9 million for the nine months ended September 30, 2015 and $6.4 million for the nine months ended September 30, 2014.

Estimated amortization expense for future years is as follows:

(dollars in thousands)
2015 remaining	$2,816
2016	9,913
2017	7,635
2018	5,844
2019	4,353
Thereafter	7,563

Total	$38,124

NOTE 12 – LOAN SERVICING RIGHTS

Loan servicing rights were assumed in Old National’s acquisitions of United on July 31, 2014 and Founders on January 1, 2015. See Note 3 to the consolidated financial statements for detail regarding loan servicing rights recorded associated with these acquisitions.

At September 30, 2015, loan servicing rights derived from loans sold with servicing retained totaled $10.3 million and were included in other assets in the consolidated balance sheet, compared to $9.5 million at December 31, 2014. Loans serviced for others are not reported as assets. The principal balance of loans serviced for others was $1.240 billion at September 30, 2015, compared to $1.124 billion at December 31, 2014. Approximately 96% of the loans serviced for others at September 30, 2015 were residential mortgage loans. Custodial escrow balances maintained in connection with serviced loans were $4.6 million at September 30, 2015 and $16.5 million at December 31, 2014.

The following table summarizes the activity related to loan servicing rights and the related valuation allowance for the nine months ended September 30, 2015 and 2014:

(dollars in thousands)	2015	2014
Balance at January 1,	$9,584	$—
Additions	2,553	9,066
Amortization	(1,804)	(278)

Balance before valuation allowance at September 30,	10,333	8,788

Valuation allowance:
Balance at January 1,	(50)	—
(Additions)/recoveries	—	—

Balance at September 30,	(50)	—

Loan servicing rights, net	$10,283	$8,788

At September 30, 2015, the fair value of servicing rights was $10.9 million, which was determined using a discount rate of 11% and a weighted average prepayment speed of 177% PSA. At December 31, 2014, the fair value of servicing rights was $9.5 million, which was determined using a discount rate of 12% and a weighted average prepayment speed of 192% PSA.

NOTE 13 – SHORT-TERM BORROWINGS

The following table presents the distribution of Old National’s short-term borrowings and related weighted-average interest rates as of September 30, 2015:

(dollars in thousands)	Federal Funds Purchased	Repurchase Agreements / Sweeps	Total
2015
Outstanding at September 30, 2015	$109,188	$365,706	$474,894
Average amount outstanding	130,151	352,925	483,076
Maximum amount outstanding at any month-end	247,716	369,915
Weighted average interest rate:
During the nine months ended September 30, 2015	0.19%	0.10%	0.10%
At September 30, 2015	0.17	0.07	0.09

The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At September 30, 2015
	Remaining Contractual Maturity of the Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 days	Total
Repurchase Agreements:
U.S. Treasury and agency securities	$365,137	$—	$569	$—	$365,706

Total	$365,137	$—	$569	$—	$365,706

NOTE 14 – FINANCING ACTIVITIES

The following table summarizes Old National’s and its subsidiaries’ other borrowings at September 30, 2015 and December 31, 2014:

(dollars in thousands)	September 30, 2015	December 31, 2014
Old National Bancorp:
Senior unsecured bank notes (fixed rate 4.125%) maturing August 2024	$175,000	$175,000
Junior subordinated debentures (variable rates of 1.67% to 2.08%) maturing March 2035 to June 2037	45,000	45,000
ASC 815 fair value hedge and other basis adjustments	(4,555)	(4,884)
Old National Bank:
Securities sold under agreements to repurchase (fixed rates 2.47% to 2.50%) maturing January 2017 to January 2018	50,000	50,000
Federal Home Loan Bank advances (fixed rates 0.32% to 6.76% and variable rates 0.40% to 0.47%) maturing October 2015 to January 2025	849,419	649,987
Capital lease obligation	4,052	4,099
ASC 815 fair value hedge and other basis adjustments	1,410	900

Total other borrowings	$1,120,326	$920,102

Contractual maturities of other borrowings at September 30, 2015 were as follows:

(dollars in thousands)
Due in 2015	$200,016
Due in 2016	217,355
Due in 2017	95,853
Due in 2018	145,400
Due in 2019	2,935
Thereafter	461,912
ASC 815 fair value hedge and other basis adjustments	(3,145)

Total	$1,120,326

SENIOR NOTES

In August 2014, Old National issued $175.0 million of senior unsecured notes with a 4.125% interest rate. These notes pay interest on February 15 and August 15. The notes mature on August 15, 2024.

FEDERAL HOME LOAN BANK

Federal Home Loan Bank (“FHLB”) advances had weighted-average rates of 0.76% at September 30, 2015 and 0.77% at December 31, 2014. These borrowings are collateralized by investment securities and residential real estate loans up to 144% of outstanding debt.

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

At September 30, 2015, the future minimum lease payments under the capital lease were as follows:

(dollars in thousands)
2015 remaining	$102
2016	410
2017	410
2018	410
2019	430
Thereafter	8,836

Total minimum lease payments	10,598
Less amounts representing interest	6,546

Present value of net minimum lease payments	$4,052

NOTE 15 – EMPLOYEE BENEFIT PLANS

RETIREMENT PLAN

Old National maintains a funded noncontributory defined benefit plan (the “Retirement Plan”) that was frozen as of December 31, 2005. Retirement benefits are based on years of service and compensation during the highest paid five years of employment. The freezing of the plan provides that future salary increases will not be considered. Old National’s policy is to contribute at least the minimum funding requirement determined by the plan’s actuary. Old National expects to contribute approximately $136 thousand to the Retirement Plan in 2015.

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

Old National contributed $54 thousand to cover benefit payments from the Restoration Plan during the nine months ended September 30, 2015. Old National expects to contribute an additional $11 thousand to cover benefit payments from the Restoration Plan during the remainder of 2015.

The net periodic benefit cost and its components were as follows for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Interest cost	$415	$438	$1,245	$1,315
Expected return on plan assets	(512)	(560)	(1,535)	(1,680)
Recognized actuarial loss	531	329	1,593	987
Settlement loss	386	—	787	285

Net periodic benefit cost	$820	$207	$2,090	$907

NOTE 16 – STOCK-BASED COMPENSATION

At September 30, 2015, Old National had 4.9 million shares remaining available for issuance under the Company’s Amended and Restated 2008 Incentive Compensation Plan. The granting of awards to key employees is typically in the form of restricted stock awards or units.

Restricted Stock Awards

The Company granted 195 thousand time-based restricted stock awards to certain key officers during the nine months ended September 30, 2015, with shares vesting over a thirty-six month period. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. As of September 30, 2015, unrecognized compensation expense was estimated to be $3.6 million for unvested restricted stock awards.

Old National recorded expense of $0.9 million, net of tax, during the nine months ended September 30, 2015, compared to $0.7 million, net of tax, during the nine months ended September 30, 2014 related to the vesting of restricted stock awards.

Restricted Stock Units

The Company granted 279 thousand shares of performance based restricted stock units to certain key officers during the nine months ended September 30, 2015, with shares vesting at the end of a thirty-six month period based on the achievement of certain targets. For certain awards, the level of performance could increase or decrease the percentage of shares earned. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. As of September 30, 2015, unrecognized compensation expense was estimated to be $4.3 million.

Old National recorded stock based compensation expense, net of tax, related to restricted stock units of $1.3 million during the nine months ended September 30, 2015 and $1.0 million during the nine months ended September 30, 2014. Included in the nine months ended September 30, 2014 is the reversal of $0.7 million of expense associated with certain performance based restricted stock grants.

Stock Options

Old National has not granted stock options since 2009. However, Old National did acquire stock options through prior year acquisitions. Old National did not record any stock based compensation expense related to these stock options during the nine months ended September 30, 2015 or 2014.

Stock Appreciation Rights

Old National has never granted stock appreciation rights. However, Old National did acquire stock appreciation rights through a prior year acquisition. Old National did not record any stock-based compensation expense related to these stock appreciation rights during the nine months ended September 30, 2015 or 2014.

NOTE 17 – INCOME TAXES

Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statements of income for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Provision at statutory rate of 35%	$18,922	$14,080	$41,758	$35,844
Tax-exempt income	(4,056)	(3,640)	(11,839)	(10,199)
Reserve for unrecognized tax benefits	—	(1,076)	—	(1,076)
State income taxes	1,483	1,196	3,280	2,021
Interim period effective rate adjustment	(1,492)	451	329	576
State statutory rate change	—	—	—	904
Effect of Illinois branch sale	1,832	—	1,832	—
Other, net	(294)	84	(781)	(75)

Income tax expense	$16,395	$11,095	$34,579	$27,995

Effective tax rate	30.3%	27.6%	29.0%	27.3%

In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at September 30, 2015 and 2014 based on the current estimate of the effective annual rate.

The higher effective tax rate during the three and nine months ended September 30, 2015 when compared to the same periods in 2014 is the result of an increase in taxable income, as well as tax differences arising from the sale of Illinois branches in the third quarter of 2015. In addition, in the first quarter of 2015, the valuation of the state deferred tax asset was reduced due to a change in state apportionment estimates related to the acquisition of Founders, resulting in an increase to state income tax expense.

No valuation allowance was recorded at September 30, 2015 or 2014 because, based on current expectations, Old National believes it will generate sufficient income in future years to realize deferred tax assets.

Unrecognized Tax Benefits

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in thousands)	2015	2014
Balance at January 1,	$77	$3,847
Additions (reductions) based on tax positions related to the current year	39	30
Reductions due to statute of limitations expiring	(4)	(3,807)

Balance at September 30,	$112	$70

If recognized, approximately $0.1 million of unrecognized tax benefits, net of interest, would favorably affect the effective income tax rate in future periods.

NOTE 18 – DERIVATIVE FINANCIAL INSTRUMENTS

As part of our overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, caps and floors. The notional amount of these derivative instruments was $713.0 million at September 30, 2015 and $608.0 million at December 31, 2014. The September 30, 2015 balances consist of $38.0 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its FHLB advances and $675.0 million notional amount of pay-fixed, receive-variable interest rate swaps on certain of its FHLB advances. During the third quarter of 2015, $45.0 million notional amount of receive-fixed, pay-variable interest rate swaps on certain commercial loans was terminated resulting in an immaterial gain. The December 31, 2014 balances consist of $38.0 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its FHLB advances, $525.0 million notional amount of pay-fixed, receive-variable interest rate swaps on certain of its FHLB advances and $45.0 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its commercial loans. These hedges were entered into to manage interest rate risk. Derivative instruments are recognized on the balance sheet at their fair value and are not reported on a net basis.

In addition, commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At September 30, 2015, the notional amount of the interest rate lock commitments was $45.1 million and forward commitments were $47.2 million. At December 31, 2014, the notional amount of the interest rate lock commitments was $19.7 million and forward commitments were $29.1 million. It is our practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans.

Old National also enters into derivative instruments for the benefit of its customers. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $415.5 million and $415.5 million, respectively, at September 30, 2015. At December 31, 2014, the notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $435.6 million and $435.6 million, respectively. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps, caps and collars. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.

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

Amounts reported in AOCI related to cash flow hedges will be reclassified to interest income or interest expense as interest payments are received or paid on the Company’s derivative instruments. During the next 12 months, the Company estimates that $0.1 million will be reclassified to interest income and $6.3 million will be reclassified to interest expense.

Asset derivatives are included in other assets and liability derivatives are included in other liabilities on the balance sheet. The following table summarizes the fair value of derivative financial instruments utilized by Old National:

	September 30, 2015		December 31, 2014
(dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments
Interest rate contracts	$4,456	$21,001	$4,278	$9,951

Total derivatives designated as hedging instruments	$4,456	$21,001	$4,278	$9,951

Derivatives not designated as hedging instruments
Interest rate contracts	$14,925	$15,034	$13,780	$13,917
Mortgage contracts	1,346	260	514	—

Total derivatives not designated as hedging instruments	$16,271	$15,294	$14,294	$13,917

Total	$20,727	$36,295	$18,572	$23,868

The effect of derivative instruments on the consolidated statements of income for the three and nine months ended September 30, 2015 and 2014 are as follows:

		Three Months Ended September 30,
(dollars in thousands)		2015	2014
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$(634)	$215
Interest rate contracts (2)	Other income / (expense)	63	45

Total		$(571)	$260

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (3)	Other income / (expense)	$8	$(4)
Mortgage contracts	Mortgage banking revenue	(731)	108

Total		$(723)	$104

		Nine Months Ended September 30,
(dollars in thousands)		2015	2014
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$(823)	$913
Interest rate contracts (2)	Other income / (expense)	145	226

Total		$(678)	$1,139

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (3)	Other income / (expense)	$27	$65
Mortgage contracts	Mortgage banking revenue	418	230

Total		$445	$295

(1)	Amounts represent the net interest payments as stated in the contractual agreements.
(2)	Amounts represent ineffectiveness on derivatives designated as fair value hedges.
(3)	Includes the valuation differences between the customer and offsetting counterparty swaps.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

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

Old National sought an interlocutory appeal on the issue of class certification on April 2, 2013, which was subsequently denied. On June 11, 2013, Old National moved for summary judgment asserting the law as applied to the material facts not in dispute should result in judgment in favor of Old National. On September 16, 2013, a hearing was held on the summary judgment motion and the Motion was denied by the Circuit Court on April 14, 2014. Subsequently, Old National sought and was granted leave to appeal the denial of its Motion for Summary Judgment. On July 11, 2014, the Indiana Court of Appeals accepted the appeal and the parties fully briefed the matter as of February 23, 2015. On April 23, 2015, the Court of Appeals affirmed in part and reversed in part the Circuit Court’s denial of Old National’s Motion for Summary Judgment and remanded the case to the Circuit Court for further proceedings. Specifically, the Court of Appeals rejected Old National’s contention that all of plaintiffs’ claims were preempted by federal law but did agree that plaintiffs’ state law claims of conversion, unconscionability and unjust enrichment were unsupported under Indiana law. The dismissal of these claims removes any claims which would entitle plaintiffs to treble damages. The Court of Appeals determined Old National had not negated plaintiffs’ state law claim for breach of a duty of good faith and fair dealing as to the deposit account agreement and remanded that claim back to the Circuit Court. On May 22, 2015, Old National filed a Petition to Transfer the Case to the Indiana Supreme Court in which it asked the Court to accept an appeal of the remaining count. On July 23, 2015, the Indiana Supreme Court declined to accept transfer of the case. The case has returned to the trial court for further proceedings on the sole remaining count. A bench trial has been set for May 9, 2016 through May 13, 2016. At this phase of the litigation, it is not possible for management of Old National to determine the probability of a material adverse outcome or reasonably estimate the amount of any loss.

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

Old National had deferred gains remaining associated with prior sale leaseback transactions totaling $59.5 million as of September 30, 2015 and $68.3 million as of December 31, 2014. The leases had original terms ranging from five to twenty-four years. These gains will be recognized over the remaining term of the leases. See Note 23 to the consolidated financial statements for further information regarding these leases.

CREDIT-RELATED FINANCIAL INSTRUMENTS

In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.730 billion and standby letters of credit of $63.2 million at September 30, 2015. At September 30, 2015, approximately $1.653 billion of the loan commitments had fixed rates and $77.4 million had floating rates, with the floating interest rates ranging from 0% to 25%. At December 31, 2014, loan commitments were $1.584 billion and standby letters of credit were $65.3 million. These commitments are not reflected in the consolidated financial statements. The allowance for unfunded loan commitments totaled $3.3 million at September 30, 2015 and $4.4 million at December 31, 2014.

Old National had credit extensions with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients totaling $17.1 million at September 30, 2015 and $13.0 million at December 31, 2014. Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $16.2 million at September 30, 2015 and $11.5 million December 31, 2014. Old National did not provide collateral for the remaining credit extensions.

NOTE 20 – FINANCIAL GUARANTEES

Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires the Company to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At September 30, 2015, the notional amount of standby letters of credit was $63.2 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.4 million. At December 31, 2014, the notional amount of standby letters of credit was $65.3 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.4 million.

Old National entered into a risk participation in an interest rate swap during the second quarter of 2007, which had a notional amount of $7.6 million at September 30, 2015. Old National entered into an additional risk participation in an interest rate swap during the third quarter of 2014, which had a notional amount of $12.5 million at September 30, 2015.

NOTE 21 – SEGMENT INFORMATION

Our business segments are defined as Banking, Insurance, and Other and are described below:

Banking

The banking segment provides a wide range of financial products and services to consumers and businesses. Loan products include commercial, commercial real estate, mortgage, and other consumer loans. Deposit products include checking, savings, and time deposit accounts. This segment also provides cash management, private banking, brokerage, trust and investment advisory services. Products and services are delivered to customers in the states of Indiana, Kentucky, Illinois, and Michigan through our branch locations, ATMs, on-line banking services, 24-hour telephone banking, client care call center, and a mobile banking service.

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

Selected business segment financial information is shown in the following table for the three and nine months ended September 30:

(dollars in thousands)	Banking	Insurance	Other	Total
Three months ended September 30, 2015
Net interest income	$99,225	$2	$(2,123)	$97,104
Noninterest income	49,591	9,946	207	59,744
Noncash items:
Depreciation and software amortization	3,633	37	159	3,829
Provision for loan losses	167	—	—	167
Amortization of intangibles	2,401	471	—	2,872
Income tax expense (benefit)	19,990	143	(3,738)	16,395
Segment profit	39,522	252	(2,105)	37,669
Segment assets	11,766,994	60,776	87,393	11,915,163

Three months ended September 30, 2014
Net interest income	$109,620	$2	$(1,255)	$108,367
Noninterest income	24,265	9,721	432	34,418
Noncash items:
Depreciation and software amortization	3,561	34	138	3,733
Provision for loan losses	2,591	—	—	2,591
Amortization of intangibles	2,102	417	—	2,519
Income tax expense (benefit)	15,925	216	(5,046)	11,095
Segment profit	27,326	261	1,547	29,134
Segment assets	11,035,009	62,956	81,787	11,179,752

Nine months ended September 30, 2015
Net interest income	$286,517	$7	$(6,330)	$280,194
Noninterest income	136,730	32,130	1,158	170,018
Noncash items:
Depreciation and software amortization	12,415	105	475	12,995
Provision for loan losses	2,439	—	—	2,439
Amortization of intangibles	7,497	1,433	—	8,930
Income tax expense (benefit)	39,693	971	(6,085)	34,579
Segment profit	93,154	1,534	(9,957)	84,731
Segment assets	11,766,994	60,776	87,393	11,915,163

Nine months ended September 30, 2014
Net interest income	$277,910	$8	$(1,591)	$276,327
Noninterest income	81,953	31,485	1,196	114,634
Noncash items:
Depreciation and software amortization	10,148	104	394	10,646
Provision for loan losses	2,228	—	—	2,228
Amortization of intangibles	5,122	1,237	—	6,359
Income tax expense (benefit)	34,111	1,184	(7,300)	27,995
Segment profit	73,149	2,374	(1,106)	74,417
Segment assets	11,035,009	62,956	81,787	11,179,752

Noninterest income in the banking segment increased for the three and nine months ended September 30, 2015 when compared to the same periods in 2014 due to a favorable variance in adjustments to the FDIC indemnification asset and a $15.4 million gain on branch divestitures in the third quarter of 2015. In addition, banking segment noninterest income increased for the nine months ended September 30, 2015 when compared to the same period in 2014 primarily due to fee income associated with the acquisitions of Tower in April 2014, United in July 2014, LSB in November 2014, and Founders in January 2015. Banking segment assets increased at September 30, 2015 when compared to September 30, 2014 primarily due to the acquisitions of LSB and Founders.

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

Old National used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using swap and LIBOR curves plus spreads that adjust for loss severities, volatility, credit risk, and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at September 30, 2015 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets
Trading securities	$3,827	$3,827	$—	$—
Investment securities available-for-sale:
U.S. Treasury	12,239	12,239	—	—
U.S. government-sponsored entities and agencies	641,780	—	641,780	—
Mortgage-backed securities - Agency	1,136,352	—	1,136,352	—
States and political subdivisions	390,103	—	390,103	—
Pooled trust preferred securities	6,631	—	—	6,631
Other securities	332,788	31,676	301,112	—
Residential loans held for sale	18,783	—	18,783	—
Derivative assets	20,727	—	20,727	—
Financial Liabilities
Derivative liabilities	36,295	—	36,295	—

		Fair Value Measurements at December 31, 2014 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets
Trading securities	$3,881	$3,881	$—	$—
Investment securities available-for-sale:
U.S. Treasury	15,166	15,166	—	—
U.S. government-sponsored entities and agencies	685,951	—	685,951	—
Mortgage-backed securities - Agency	1,241,662	—	1,241,662	—
States and political subdivisions	314,541	—	314,216	325
Pooled trust preferred securities	6,607	—	—	6,607
Other securities	363,904	31,648	332,256	—
Residential loans held for sale	15,562	—	15,562	—
Derivative assets	18,572	—	18,572	—
Financial Liabilities
Derivative liabilities	23,868	—	23,868	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2015:

(dollars in thousands)	Pooled Trust Preferred Securities Available-for-Sale	State and Political Subdivisions
Balance at January 1, 2015	$6,607	$325
Accretion/(amortization) of discount or premium	14	—
Sales/payments received	(536)	—
Matured securities	—	(325)
Increase/(decrease) in fair value of securities	546	—

Balance at September 30, 2015	$6,631	$—

Included in the income statement for the nine months ended September 30, 2015 is $14 thousand of income included in interest income from the accretion of discounts on securities. The increase in fair value is reflected in the balance sheet as an increase in the fair value of investment securities available-for-sale, an increase in accumulated other comprehensive income, which is included in shareholders’ equity, and a decrease in other assets related to the tax impact.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2014:

(dollars in thousands)	Pooled Trust Preferred Securities Available-for-Sale	State and Political Subdivisions
Balance at January 1, 2014	$8,037	$669
Accretion/(amortization) of discount or premium	13	1
Payments received	(1,054)	(11)
Matured securities	—	(335)
Increase/(decrease) in fair value of securities	149	—

Balance at September 30, 2014	$7,145	$324

Included in the income statement for the nine months ended September 30, 2014 is $14 thousand of income included in interest income from the accretion of discounts on securities. The increase in fair value is reflected in the balance sheet as an increase in the fair value of investment securities available-for sale, an increase in accumulated other comprehensive income, which is included in shareholders’ equity, and a decrease in other assets related to the tax impact.

The tables below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy as of September 30, 2015 and December 31, 2014:

(dollars in thousands)	Fair Value at Sept. 30, 2015	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Pooled trust preferred securities	$6,631	Discounted cash flow	Constant prepayment rate (a)	0.00%
			Additional asset defaults (b)	3.3% - 4.4% (4.1%)
			Expected asset recoveries (c)	0.0% - 15.6% (4.1%)

(a)	Assuming no prepayments.
(b)	Each currently performing pool asset is assigned a default probability based on the banking environment, which is adjusted for specific issuer evaluation, of 0%, 50% or 100%.
(c)	Each currently defaulted pool asset is assigned a recovery probability based on specific issuer evaluation of 0%, 25% or 100%.

(dollars in thousands)	Fair Value at Dec. 31, 2014	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Pooled trust preferred securities	$6,607	Discounted cash flow	Constant prepayment rate (a)	0.00%
			Additional asset defaults (b)	4.4% - 11.2% (8.2%)
			Expected asset recoveries (c)	0.7% - 7.0% (1.8%)
State and political subdivision securities	325	Discounted cash flow	No unobservable inputs	N/A
			Illiquid local municipality issuance
			Old National owns 100%
			Carried at par

(a)	Assuming no prepayments.
(b)	Each currently performing pool asset is assigned a default probability based on the banking environment, which is adjusted for specific issuer evaluation, of 0%, 50% or 100%.
(c)	Each currently defaulted pool asset is assigned a recovery probability based on specific issuer evaluation of 0%, 25% or 100%.

The significant unobservable inputs used in the fair value measurement for pooled trust preferred securities are prepayment rates, assumed additional pool asset defaults, and expected return to performing status of defaulted pool assets. Significant changes in any of the inputs in isolation would result in a significant change to the fair value measurement. The pooled trust preferred securities Old National owns are subordinate note classes that rely on an ongoing cash flow stream to support their values. The senior note classes receive the benefit of prepayments to the detriment of subordinate note classes since the ongoing interest cash flow stream is reduced by the early redemption. Generally, a change in prepayment rates or additional pool asset defaults has an impact that is directionally opposite from a change in the expected recovery of a defaulted pool asset.

Assets measured at fair value on a non-recurring basis at September 30, 2015 are summarized below:

		Fair Value Measurements at September 30, 2015 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Impaired Loans
Commercial loans	$22,519	$—	$—	$22,519
Commercial real estate loans	17,913	—	—	17,913
Foreclosed Assets
Commercial real estate	2,619	—	—	2,619
Residential	108	—	—	108

Impaired commercial and commercial real estate loans that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral. These impaired commercial and commercial real estate loans had a principal amount of $51.8 million, with a valuation allowance of $11.4 million at September 30, 2015. Old National recorded provision recapture associated with these loans totaling $3.6 million for the three months ended September 30, 2015 and provision expense of $4.0 million for the nine months ended September 30, 2015. Old National recorded provision expense associated with these loans totaling $2.8 million for the three months ended September 30, 2014 and provision expense of $5.4 million for the nine months ended September 30, 2014.

Other real estate owned and other repossessed property is measured at fair value less costs to sell and had a net carrying amount of $2.7 million at September 30, 2015. The estimates of fair value are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral. There were write-downs of other real estate owned of $0.3 million for the three months ended September 30, 2015 and $1.8 million for the nine months ended September 30, 2015. There were write-downs of other real estate owned of $0.6 million for the three months ended September 30, 2014 and $2.4 million for the nine months ended September 30, 2014.

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

The tables below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

(dollars in thousands)	Fair Value at Sept. 30, 2015	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Collateral Dependent Impaired Loans
Commercial loans	$22,519	Fair value of collateral	Discount for type of property, age of appraisal and current status	0% - 86% (30%)
Commercial real estate loans	17,913	Fair value of collateral	Discount for type of property, age of appraisal and current status	10% - 74% (31%)
Foreclosed Assets
Commercial real estate	2,619	Fair value of collateral	Discount for type of property, age of appraisal and current status	2% - 80% (29%)
Residential	108	Fair value of collateral	Discount for type of property, age of appraisal and current status	22% - 37% (31%)

(dollars in thousands)	Fair Value at Dec. 31, 2014	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Collateral Dependent Impaired Loans
Commercial loans	$6,816	Fair value of collateral	Discount for type of property, age of appraisal and current status	0% - 94% (24%)
Commercial real estate loans	13,011	Fair value of collateral	Discount for type of property, age of appraisal and current status	0% - 50% (29%)
Foreclosed Assets
Commercial real estate	6,146	Fair value of collateral	Discount for type of property, age of appraisal and current status	2% - 93% (30%)
Residential	254	Fair value of collateral	Discount for type of property, age of appraisal and current status	8% - 81% (45%)

Collateral dependent loans, other real estate owned and other repossessed property are valued based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral. These appraisals are discounted depending on the type of property and the type of appraisal (market value vs. liquidation value).

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

We have elected the fair value option for residential loans held for sale. For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status). None of these loans are 90 days or more past due, nor are any on nonaccrual status. Included in the income statement is interest income for loans held for sale totaling $33 thousand for the three months ended September 30, 2015 and $118 thousand for the nine months ended September 30, 2015. Included in the income statement is interest income for loans held for sale totaling $143 thousand for the three months ended September 30, 2014 and $268 thousand for the nine months ended September 30, 2014.

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

The difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected as of September 30, 2015 and December 31, 2014 is as follows:

(dollars in thousands)	Aggregate Fair Value	Difference	Contractual Principal
September 30, 2015
Residential loans held for sale	$18,783	$511	$18,272

December 31, 2014
Residential loans held for sale	$15,562	$375	$15,187

Accrued interest at period end is included in the fair value of the instruments.

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three and nine months ended September 30:

(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Three months ended September 30, 2015
Residential loans held for sale	$350	$(1)	$—	$349

Three months ended September 30, 2014
Residential loans held for sale	$32	$4	$—	$36

Nine months ended September 30, 2015
Residential loans held for sale	$137	$(1)	$—	$136

Nine months ended September 30, 2014
Residential loans held for sale	$305	$5	$—	$310

The carrying amounts and estimated fair values of financial instruments, not previously presented in this note, at September 30, 2015 and December 31, 2014 are as follows:

		Fair Value Measurements at September 30, 2015 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets
Cash, due from banks, federal funds sold and money market investments	$173,410	$173,410	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	143,694	—	147,855	—
Mortgage-backed securities - Agency	17,782	—	18,506	—
State and political subdivisions	689,575	—	735,815	—
Federal Home Loan Bank/Federal Reserve Bank stock	86,146	—	86,146	—
Loans, net (including covered loans):
Commercial	1,725,291	—	—	1,776,187
Commercial real estate	1,854,105	—	—	1,959,627
Residential real estate	1,656,215	—	—	1,750,510
Consumer credit	1,561,061	—	—	1,561,905
FDIC indemnification asset	8,905	—	—	7,130
Accrued interest receivable	65,485	75	21,713	43,697

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$2,388,854	$2,388,854	$—	$—
NOW, savings and money market deposits	5,245,278	5,245,278	—	—
Time deposits	987,193	—	991,415	—
Short-term borrowings:
Federal funds purchased	109,188	109,188	—	—
Repurchase agreements	365,706	365,706	—	—
Other borrowings:
Senior unsecured bank notes	175,000	—	165,370	—
Junior subordinated debentures	45,000	—	33,037	—
Repurchase agreements	50,000	—	51,848	—
Federal Home Loan Bank advances	849,419	—	—	857,890
Capital lease obligation	4,052	—	5,421	—
Accrued interest payable	3,064	—	3,064	—
Standby letters of credit	386	—	—	386

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$3,003

		Fair Value Measurements at December 31, 2014 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets
Cash, due from banks, federal funds sold and money market investments	$239,963	$239,963	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	167,207	—	173,486	—
Mortgage-backed securities - Agency	23,648	—	24,574	—
State and political subdivisions	653,199	—	705,875	—
Federal Home Loan Bank/Federal Reserve Bank stock	71,175	—	71,175	—
Loans held for sale (a)	197,928	—	197,928	—
Loans, net (including covered loans):
Commercial	1,626,097	—	—	1,646,144
Commercial real estate	1,734,559	—	—	1,744,126
Residential real estate	1,537,448	—	—	1,615,588
Consumer credit	1,372,248	—	—	1,380,835
FDIC indemnification asset	20,603	—	—	11,358
Accrued interest receivable	60,966	29	21,633	39,304

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$2,427,748	$2,427,748	$—	$—
NOW, savings and money market deposits	4,973,898	4,973,898	—	—
Time deposits	1,089,018	—	1,092,969	—
Short-term borrowings:
Federal funds purchased	195,188	195,188	—	—
Repurchase agreements	356,121	356,120	—	—
Other borrowings:
Senior unsecured bank notes	175,000	—	179,792	—
Junior subordinated debentures	45,000	—	32,754	—
Repurchase agreements	50,000	—	51,994	—
Federal Home Loan Bank advances	649,987	—	—	658,506
Capital lease obligation	4,099	—	5,515	—
Accrued interest payable	4,564	—	4,564	—
Standby letters of credit	358	—	—	358

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$2,030

(a)	Includes loans held for sale associated with branch sales. Excludes $15.6 million of residential loans held for sale measured at fair value on a recurring basis.

The following methods and assumptions were used to estimate the fair value of each type of financial instrument.

Cash, due from banks, federal funds sold and resell agreements, and money market investments: For these instruments, the carrying amounts approximate fair value (Level 1).

Investment securities: Fair values for investment securities held-to-maturity are based on quoted market prices, if available. For securities where quoted prices are not available, fair values are estimated based on market prices of similar securities (Level 2).

Federal Home Loan Bank and Federal Reserve Bank stock: Old National Bank is a member of the FHLB and the Federal Reserve System. The carrying value approximates the fair value based on the redemption provisions of the stock (Level 2).

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

Other borrowings: The fair value of medium-term notes, subordinated debt, and senior bank notes is determined using market quotes (Level 2). The fair value of FHLB advances is determined using calculated prices for new FHLB advances with similar risk characteristics (Level 3). The fair value of other debt is determined using comparable security market prices or dealer quotes (Level 2).

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

NOTE 23 – SUBSEQUENT EVENT

Subsequent to quarter end, Old National entered into purchase agreements to acquire fourteen bank properties that it currently leases for an aggregate purchase price of approximately $66.2 million. Old National Bank entered into these agreements to purchase the subject bank properties in order to (i) provide greater control of these properties through ownership, (ii) report these properties as assets on its balance sheet which may be required under proposed GAAP changes, and (iii) further its initiative of becoming a more efficient bank. As a condition to closing, the parties have agreed to enter into lease termination agreements, at close, to terminate the existing lease agreements. The termination of these lease agreements, at closing, is expected to result in the recognition of approximately $12 million of pre-tax deferred gains. Subject to the fulfillment of closing conditions, Old National expects that these acquisitions will close in the fourth quarter of 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of our results of operations for the three and nine months ended September 30, 2015 and 2014, and financial condition as of September 30, 2015, compared to September 30, 2014 and December 31, 2014. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. This discussion contains forward-looking statements concerning our business that are based on estimates and involves certain risks and uncertainties. Therefore, future results could differ significantly from our current expectations and the related forward-looking statements.

EXECUTIVE SUMMARY

During the third quarter of 2015, net income was $37.7 million, or $0.33 per diluted share. This compares to $29.1 million, or $0.26 per diluted share reported in the third quarter of 2014.

On August 14, 2015, we completed our previously announced branch sales. We divested of our southern Illinois region (twelve branches) along with four branches in eastern Indiana and one in Ohio. Included in the sale were $555.8 million of deposits and $193.6 million of loans. The Company recorded a net pre-tax gain of $15.4 million in connection with the divestitures, which included a deposit premium of $19.3 million, goodwill allocation of $3.8 million, and $0.1 million of transaction expenses.

Management continues to focus on basic banking – loan growth, fee income and expense management:

Loan Growth: We continue to experience strong loan demand in 2015 as a result of our sales efforts and expanded presence in higher growth markets. Loans, excluding loans held for sale, totaled $6.848 billion as of September 30, 2015, increasing $529.7 million, or 8%, compared to December 31, 2014. Increases in loan balances are primarily attributable to strong organic loan growth. In addition, we acquired $339.6 million of loans in conjunction with the Founders acquisition on January 1, 2015 and we sold $193.6 million of loans on August 14, 2015, in connection with the divestitures, discussed above.

Fee Income: Year over year, we have seen improvement in wealth management and mortgage banking revenue. This is due in part to our entry into new markets through our recent acquisitions and also to our sales efforts. Service charges revenue on deposit accounts and debit card fee income remain challenged, however. We introduced a new “fee free” checking product in November 2014, which has improved our retention rates. However, the level of overdraft fees remain low and we have seen a lower percentage of our new customers “opting in” for overdraft courtesy when opening new accounts. Debit card fee income has been affected by the Durbin Amendment, which limits interchange fees on debit card transactions for banks with $10 billion or more in assets and became effective for us on July 1, 2015. We believe that the Durbin Amendment will negatively impact debit card and ATM fees by approximately $5.5 million, pre-tax, in the second half of 2015.

Expenses: Old National continually monitors its service and delivery network in an effort to provide an efficient and effective branch banking network and to further the goal of moving our franchise into stronger growth markets. During the third quarter of 2015, we identified four additional branches in lower growth markets that we plan to consolidate into other financial centers within close proximity.

RESULTS OF OPERATIONS

The following table sets forth certain income statement information of Old National for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(dollars in thousands)	2015	2014	Change	2015	2014	Change
Income Statement Summary:
Net interest income	$97,104	$108,367	(10.4)%	$280,194	$276,327	1.4%
Provision for loan losses	167	2,591	(93.6)	2,439	2,228	9.5
Noninterest income	59,744	34,418	73.6	170,018	114,634	48.3
Noninterest expense	102,617	99,965	2.7	328,463	286,321	14.7
Other Data:
Return on average common equity	10.27%	8.54%		7.63%	7.85%
Efficiency ratio (1)	61.97	67.41		69.38	70.21
Tier 1 leverage ratio	8.39	8.92		8.39	8.92
Net charge-offs/(recoveries) to average loans	(0.05)	0.03		(0.02)	0.03

(1)	Efficiency ratio is defined as noninterest expense before amortization of intangibles as a percent of fully taxable net interest income and noninterest income, excluding net gains from securities transactions. This presentation excludes intangible amortization and net securities gains, as is common in other company disclosures, and better aligns with true operating performance. This is a non-GAAP financial measure that management believes to be helpful in understanding Old National’s results of operations.

Net Interest Income

Net interest income is the most significant component of our earnings, comprising 62% of revenues for the nine months ended September 30, 2015. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from client deposits generally costs less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Net interest income	$97,104	$108,367	$280,194	$276,327
Taxable equivalent adjustment	4,965	4,488	14,380	12,675

Net interest income - taxable equivalent	$102,069	$112,855	$294,574	$289,002

Average earning assets	$10,364,691	$9,444,853	$10,345,666	$8,821,342

Net interest margin	3.75%	4.59%	3.61%	4.18%
Net interest margin - fully taxable equivalent	3.94%	4.78%	3.80%	4.37%

Net interest income for the three and nine months ended September 30, 2015 and 2014 includes accretion income (interest income in excess of contractual interest income) associated with acquired loans. Excluding this accretion income, net interest income on a fully taxable equivalent basis would have been $81.4 million for the three months ended September 30, 2015 and $243.8 million for the nine months ended September 30, 2015, compared to $78.5 million for the three months ended September 30, 2014 and $219.1 million for the nine months ended September 30, 2014; and the net interest margin on a fully taxable equivalent basis would have been 3.14% for the three and nine months ended September 30, 2015 compared to 3.32% for the three months ended September 30, 2014 and 3.31% for the nine months ended September 30, 2014.

The decrease in net interest income for the three months ended September 30, 2015 when compared to the same period in 2014 was primarily due to a decrease in accretion income of $13.7 million reflecting the payoff of several large purchased credit impaired loans over the last twelve months. We expect accretion income to gradually decrease over time. It should be noted that the accretion income associated with our Integra acquisition is partially offset by the amortization of our indemnification asset. See the discussion in the section “Noninterest Income Related to Covered Assets” for additional details. Partially offsetting the lower accretion income was an increase in average earning assets of $919.8 million in the three months ended September 30, 2015 when compared to the three months ended September 30, 2014.

The increase in net interest income for the nine months ended September 30, 2015 when compared to the same period in 2014 was primarily due to an increase in average earning assets of $1.524 billion in the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014. Partially offsetting the higher average earning asset balances was a decrease in accretion income of $19.1 million recorded in the nine months ended September 30, 2015 when compared to the same period in 2014 reflecting the payoff of several large purchased credit impaired loans over the last twelve months. Also contributing to the increase in net interest income in the three and nine months ended September 30, 2015 when compared to the same periods in 2014 is a change in the mix of interest earning assets and interest bearing liabilities. Commercial and commercial real estate loans including covered loans, which typically generate higher interest income than investment securities with similar securities, became the largest classification within earning assets beginning in 2015.

The decrease in the net interest margin for the three and nine months ended September 30, 2015 when compared to the same periods in 2014 was primarily due to lower yields associated with decreased accretion income on acquired loans, lower interest rates on interest earning assets, and a change in the mix of average interest earning assets and interest bearing liabilities resulting from our recent acquisitions and divestiture activity. The yield on interest earning assets decreased 77 basis points and the cost of interest-bearing liabilities increased 9 basis points in the quarterly year-over-year comparison. The yield on interest earning assets is calculated by dividing annualized taxable equivalent net interest income by average interest earning assets while the cost of interest-bearing liabilities is calculated by dividing annualized interest expense by average interest-bearing liabilities. The yield on interest earning assets decreased 51 basis points and the cost of interest-bearing liabilities increased 8 basis points in the nine months ended September 30, 2015 when compared to the same period in 2014.

Average earning assets were $10.365 billion for the three months ended September 30, 2015, compared to $9.445 billion for the three months ended September 30, 2014, an increase of $919.8 million, or 10%. Average earning assets were $10.346 billion for the nine months ended September 30, 2015, compared to $8.821 billion for the nine months ended September 30, 2014, an increase of $1.524 billion, or 17%. The increases in average earning assets for the three and nine months ended September 30, 2015 were primarily due to our recent acquisitions. The loan portfolio including loans held for sale, which generally has an average yield higher than the investment portfolio, was approximately 67% of average interest earning assets for the nine months ended September 30, 2015, compared to 62% for the nine months ended September 30, 2014.

Average loans excluding loans held for sale increased $822.2 million for the three months ended September 30, 2015 and $1.238 billion for the nine months ended September 30, 2015 when compared to the same periods in 2014 reflecting our recent acquisitions. These increases were partially offset by decreases in average covered loans of $33.7 million for the three months ended September 30, 2015 and $49.1 million for the nine months ended September 30, 2015 and the reclassification of loans to loans held for sale, which decreased average loans by approximately $98.7 million for the three months ended September 30, 2015 and $160.8 million for the nine months ended September 30, 2015.

Average investments increased $124.9 million for the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014 reflecting our recent acquisitions.

Average non-interest bearing deposits increased $260.4 million for the three months ended September 30, 2015 when compared the same period in 2014, while average interest bearing deposits increased $253.9 million reflecting our recent acquisitions. Average non-interest bearing deposits increased $411.5 million for the nine months ended September 30, 2015 when compared the same period in 2014, while average interest bearing deposits increased $742.7 million reflecting our recent acquisitions.

Average borrowed funds increased $447.6 million for the three months ended September 30, 2015 and $409.8 million for the nine months ended September 30, 2015 when compared to the same periods in 2014 and includes the issuance of $175.0 million of senior unsecured notes in August 2014.

Provision for Loan Losses

The provision for loan losses was an expense of $0.2 million for the three months ended September 30, 2015, compared to an expense of $2.6 million for the three months ended September 30, 2014. Net recoveries totaled $0.9 million during the three months ended September 30, 2015, compared to net charge-offs of $0.5 million during the three months ended September 30, 2014. The provision for loan losses was an expense of $2.4 million for the nine months ended September 30, 2015, compared to an expense of $2.2 million for the nine months ended September 30, 2014. Net recoveries totaled $0.9 million during the nine months ended September 30, 2015, compared to net charge-offs of $1.1 million during the nine months ended September 30, 2014. Continued loan growth in future periods, decreases in net recoveries, or credit quality deterioration would result in additional provision expense.

Noninterest Income

We generate revenues in the form of noninterest income through client fees and sales commissions from our core banking franchise and other related businesses, such as wealth management, investment consulting, investment products and insurance. Noninterest income for the three months ended September 30, 2015 was $59.7 million, an increase of $25.3 million, or 74%, compared to $34.4 million for the three months ended September 30, 2014. The increase reflected a $15.4 million gain on branch divestitures in the third quarter of 2015. Additionally, the increase reflected a negative adjustment of $6.6 million for the FDIC indemnification asset for the three months ended September 30, 2015 compared to a negative adjustment of $19.1 million for the FDIC indemnification asset for the three months ended September 30, 2014.

Noninterest income for the nine months ended September 30, 2015 was $170.0 million, an increase of $55.4 million, or 48%, compared to $114.6 million for the nine months ended September 30, 2014. The increase was primarily due to a negative adjustment of $9.1 million for the FDIC indemnification asset for the nine months ended September 30, 2015 compared to a negative adjustment of $36.9 million for the FDIC indemnification asset for the nine months ended September 30, 2014. The increase was also due to our recent acquisitions, a $15.4 million gain on branch divestitures in the third quarter of 2015, and higher mortgage banking revenue and wealth management fees.

Wealth management fees increased $1.1 million for the three months ended September 30, 2015 and $5.8 million for the nine months ended September 30, 2015 when compared to the same periods in 2014 reflecting our recent acquisitions. In addition, wealth management fees grow in tandem with the fixed income and equities markets.

Service charges and overdraft fees on deposit accounts, our largest source of noninterest income, continued to be challenged. Service charges and overdraft fees were $11.0 million for the three months ended September 30, 2015, a $1.5 million decrease from $12.5 million for the three months ended September 30, 2014. Service charges and overdraft fees were $33.3 million for the nine months ended September 30, 2015, a $2.1 million decrease from $35.4 million for the nine months ended September 30, 2014. Service charges and overdraft fees on deposit accounts associated with our LSB and Founders acquisitions totaled $0.4 million for the three months ended September 30, 2015 and $1.0 million for the nine months ended September 30, 2015.

Debit card and ATM fees decreased $2.9 million for the three months ended September 30, 2015 and $1.3 million for the nine months ended September 30, 2015 when compared to the same periods in 2014 as the Durbin Amendment, which limits interchange fees on debit card transactions for banks with $10 billion or more in assets became effective for us on July 1, 2015. We believe that the Durbin Amendment will negatively impact debit card and ATM fees by approximately $5.5 million, pre-tax, in the second half of 2015.

Mortgage banking revenue increased $1.4 million for the three months ended September 30, 2015 and $6.8 million for the nine months ended September 30, 2015 when compared to the same periods in 2014. These increases were primarily due to increased sales to the secondary market in 2015 and an increase in production attributable to our new associates from acquired banks.

Insurance premiums and commissions increased $0.2 million to $9.9 million for the three months ended September 30, 2015 when compared to the three months ended September 30, 2014 primarily due to higher commissions on property and casualty insurance and lower outside broker expense. Insurance premiums and commissions increased $0.7 million to $32.2 million for the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014 reflecting higher commissions on property and casualty as well as employee benefit plans. These increases were partially offset by lower contingency income for the three and nine months ended September 30, 2015 when compared to the same periods in 2014.

Net securities gains were $0.9 million for the three months ended September 30, 2015, compared to $2.7 million for the three months ended September 30, 2014. Net securities gains were $4.1 million for the nine months ended September 30, 2015, compared to $4.9 million for the nine months ended September 30, 2014. Included in the nine months ended September 30, 2014 is a $100 thousand other-than-temporary-impairment charge on one limited partnership investment.

We recorded a net gain of $15.4 million in connection with the August 2015 divestitures of our previously announced branch sales, which included a deposit premium of $19.3 million, goodwill allocation of $3.8 million, and $0.1 million of transaction expenses. We divested of our southern Illinois region (twelve branches) along with four branches in eastern Indiana and one in Ohio.

Other income increased $1.0 million for the three and nine months ended September 30, 2015 when compared to the same periods in 2014. These increases were primarily due to favorable variances in net gains (losses) on sales of property and other assets and higher non-fee based revenue, partially offset by unfavorable variances in net gains (losses) on sales of foreclosed properties.

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

Changes in the FDIC indemnification asset resulted in a negative adjustment to noninterest income of $6.6 million for the three months ended September 30, 2015, compared to a negative adjustment to noninterest income of $19.1 million for the three months ended September 30, 2014. Changes in the FDIC indemnification asset resulted in a negative adjustment to noninterest income of $9.1 million for the nine months ended September 30, 2015, compared to a negative adjustment to noninterest income of $36.9 million for the nine months ended September 30, 2014. Several large loans paid off during the last twelve months resulting in a large decrease in the indemnification asset, and lower amortization expense during the three and nine months ended September 30, 2015. At September 30, 2015, $0.5 million of the remaining indemnification asset is expected to be amortized and reported as a reduction of noninterest income over the next 12 months.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2015 totaled $102.6 million, an increase of $2.6 million, or 3%, from $100.0 million for the three months ended September 30, 2014. The increase was primarily due to higher salaries and benefits and other expense. These increases were partially offset by lower acquisition and integration costs. Noninterest expense for the three months ended September 30, 2015 included operating costs from the United, LSB, and Founders acquisitions, which closed in July 2014, November 2014, and January 2015, respectively. In addition, noninterest expense also included acquisition and integration costs totaling $0.2 million for the three months ended September 30, 2015, compared to $3.6 million for the three months ended September 30, 2014. Noninterest expense also included costs associated with branch divestitures, closures and consolidations totaling $1.4 million for the three months ended September 30, 2015.

Noninterest expense for the nine months ended September 30, 2015 totaled $328.5 million, an increase of $42.2 million, or 15%, from $286.3 million for the nine months ended September 30, 2014. The increase was primarily due to higher salaries and benefits, other expense, occupancy expenses, data processing expense, and amortization of intangibles. These increases were partially offset by lower acquisition and integration costs. Operating expenses associated with the acquisitions of Tower, United, LSB, and Founders totaled $29.9 million for the nine months ended September 30, 2015, compared to $9.3 million for the nine months ended September 30, 2014. In addition, noninterest expense also included acquisition and integration costs associated with these transactions totaling $5.6 million for the nine months ended September 30, 2015, compared to $12.4 million for the nine months ended September 30, 2014. Noninterest expense also included costs associated with branch divestitures, closures and consolidations totaling $8.1 million for the nine months ended September 30, 2015.

Salaries and benefits is the largest component of noninterest expense. For the three months ended September 30, 2015, salaries and benefits increased $3.5 million to $58.1 million when compared to $54.6 million for the three months ended September 30, 2014. Included in the increase for the three months ended September 30, 2015 are higher restricted stock expense of $1.1 million, higher hospitalization expense of $1.1 million, and higher retirement benefit expenses of $0.6 million. For the nine months ended September 30, 2015, salaries and benefits increased $26.0 million to $187.1 million when compared to $161.1 million for the nine months ended September 30, 2014. Salaries and benefits for the nine months ended September 30, 2015 included costs associated with the United, LSB, and Founders acquisitions, which closed in July 2014, November 2014, and January 2015, respectively. Also included in the nine months ended September 30, 2015 is $4.8 million of severance expense related to early retirement offers and other workforce reductions, increases in employment taxes of $1.5 million, hospitalization expense of $2.7 million, restricted stock expense of $0.8 million, incentives of $1.5 million, and retirement benefit expenses of $1.7 million.

Occupancy expenses increased $5.1 million to $41.4 million for the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014 primarily due to our recent acquisitions. Also contributing to the increase in occupancy expenses for the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014 were higher real estate taxes of $2.6 million. Real estate taxes for the nine months ended September 30, 2014 included a refund of $1.3 million.

Data processing expense increased $2.8 million for the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014 primarily due to higher expenses related to upgrades in software and equipment.

Professional fees decreased $2.9 million for the three months ended September 30, 2015 and $3.7 million for the nine months ended September 30, 2014 when compared to the same periods in 2014 primarily due to expenses recorded in 2014 associated with the acquisitions of Tower, United, LSB, and Founders.

Amortization of intangibles increased $0.4 million for the three months ended September 30, 2015 and $2.6 million for the nine months ended September 30, 2015 when compared to the same periods in 2014 reflecting additional customer relationship and core deposit intangibles associated with our recent acquisitions.

Other expense was $7.3 million for the three months ended September 30, 2015, compared to $5.2 million for the three months ended September 30, 2014. Other expense was $20.2 million for the nine months ended September 30, 2015, compared to $13.3 million for the nine months ended September 30, 2014. The increases reflected costs associated with branch divestitures, closures, and consolidations totaling $1.2 million for the three months ended September 30, 2015 and $6.5 million for the nine months ended September 30, 2015 primarily due to asset impairments and lease termination settlements. Also contributing to the increase in other expense for the three months ended September 30, 2015 when compared to the three months ended September 30, 2014 were higher charitable contributions of $0.7 million and an unfavorable variance in the provision for unfunded commitments totaling $0.9 million. The increase in other expense for the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014 also reflected higher charitable contributions of $1.9 million, partially offset by a favorable variance in the provision for unfunded commitments totaling $1.0 million.

Noninterest Expense Related to Covered Assets

Noninterest expense related to covered assets are included in OREO expense, legal and professional expense, and other expenses, and may be subject to FDIC reimbursement. Expenses must meet certain FDIC criteria in order for the expense amounts to be reimbursed. Certain amounts reflected in these balances may not be reimbursed by the FDIC if they do not meet the criteria.

Approximately 20% of the expense associated with holding and maintaining covered assets assumed in the Integra acquisition are not reimbursable by the FDIC and are recorded as noninterest expense. The remaining 80% is recorded as a receivable from the FDIC. Non-reimbursable expenses associated with holding and maintaining covered assets assumed in the Integra acquisition recorded in noninterest expense were not material during the nine months ended September 30, 2015 or 2014.

Provision for Income Taxes

We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The provision for income taxes, as a percentage of pre-tax income, was 30.3% for the three months ended September 30, 2015, compared to 27.6% for the three months ended September 30, 2014. The provision for income taxes, as a percentage of pre-tax income, was 29.0% for the nine months ended September 30, 2015, compared to 27.3% for the nine months ended September 30, 2014. In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at September 30, 2015 based on the current estimate of the effective annual rate. The higher effective tax rate during the three and nine months ended September 30, 2015 when compared to the same periods in 2014 is the result of an increase in taxable income, as well as tax differences arising from the sale of Illinois branches in the third quarter of 2015. In addition, in the first quarter of 2015, the valuation of the state deferred tax asset was reduced due to a change in state apportionment estimates related to the acquisition of Founders, resulting in an increase to state income tax expense. See Note 17 to the consolidated financial statements for additional information.

FINANCIAL CONDITION

Overview

At September 30, 2015, our assets were $11.915 billion, a 7% increase compared to assets of $11.180 billion at September 30, 2014, and an increase of 2% compared to assets of $11.648 billion at December 31, 2014. The increase from September 30, 2014 to September 30, 2015 was primarily due to the acquisitions of LSB in November 2014 and Founders in January 2015.

Earning Assets

Our earning assets are comprised of investment securities, portfolio loans, loans held for sale, money market investments, interest earning accounts with the Federal Reserve, and trading securities. Earning assets were $10.343 billion at September 30, 2015, an increase of 7% from September 30, 2014.

Investment Securities

We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements. However, we also have $17.8 million of 15- and 20-year fixed-rate mortgage-backed securities, $143.7 million of U.S. government-sponsored entity and agency securities, and $689.6 million of state and political subdivision securities in our held-to-maturity investment portfolio at September 30, 2015.

Trading securities, which consist of mutual funds held in a trust associated with deferred compensation plans for former Monroe Bancorp directors and executives, are recorded at fair value and totaled $3.8 million at September 30, 2015 and September 30, 2014.

At September 30, 2015, the investment securities portfolio was $3.461 billion compared to $3.408 billion at September 30, 2014, an increase of $52.9 million, or 2%. Investment securities decreased $86.0 million, or 2%, compared to December 31, 2014. Included in the investment securities portfolio at September 30, 2015 are $113.5 million associated with the acquisitions of LSB and Founders. Investment securities represented 33% of earning assets at September 30, 2015, compared to 35% at September 30, 2014, and 35% at December 31, 2014. Investment securities decreased as a percent of total earning assets due to a proportionately larger increase in loan balances. Stronger commercial loan demand in the future and management’s decision to deleverage the balance sheet could result in a reduction in the securities portfolio. As of September 30, 2015, Old National does not intend to sell any securities in an unrealized loss position and does not believe it will be required to sell such securities.

The investment securities available-for-sale portfolio had net unrealized gains of $1.2 million at September 30, 2015, compared to net unrealized losses of $9.7 million at September 30, 2014, and net unrealized losses of $1.3 million at December 31, 2014. Net unrealized gains (losses) improved from December 31, 2014 to September 30, 2015 due to a decline in interest rates and a change in the mix of investment securities.

The investment portfolio had an effective duration of 4.03 at September 30, 2015, compared to 4.16 at September 30, 2014, and 3.71 at December 31, 2014. Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates. Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage. The annualized average yields on investment securities, on a taxable equivalent basis, were 2.85% for the three months ended September 30, 2015, compared to 2.80% for the three months ended September 30, 2014, and 2.74% for the three months ended December 31, 2014. The annualized average yields on investment securities, on a taxable equivalent basis, were 2.80% for the nine months ended September 30, 2015, compared to 2.88% for the nine months ended September 30, 2014, and 2.84% for the year ended December 31, 2014.

Loans Held for Sale

Loans held for sale were $18.8 million at September 30, 2015, compared to $12.9 million at September 30, 2014 and $213.5 million at December 31, 2014. Included in loans held for sale at September 30, 2015 were $18.8 million of mortgage loans held for immediate sale in the secondary market. Included in loans held for sale at December 31,

2014 were $197.9 million of loans identified to be sold in connection with the southern Illinois and eastern Indiana branch divestitures, and $15.6 million of mortgage loans held for immediate sale in the secondary market. The mortgage loans are sold at or prior to origination at a contracted price to an outside investor on a best efforts basis and remain on the Company’s balance sheet for a short period of time (typically 30 to 60 days). These loans are sold without recourse and Old National has experienced no material losses. Mortgage originations are subject to volatility due to interest rates and home sales.

We have elected the fair value option under FASB ASC 825-10 (SFAS No. 159) prospectively for residential loans held for sale. The aggregate fair value exceeded the unpaid principal balance by $0.5 million as of September 30, 2015 and $0.4 million as of September 30, 2014. The aggregate fair value exceeded the unpaid principal balance by $0.4 million as of December 31, 2014.

The following table summarizes loans held for sale that were reclassified from loans held for investment at September 30, 2015 and December 31, 2014:

(dollars in thousands)	September 30, 2015	December 31, 2014
Commercial	$—	$45,500
Commercial real estate	—	30,690
Residential real estate	—	71,680
Consumer credit	—	50,058

Total	$—	$197,928

During the fourth quarter of 2014, $197.9 million of loans were reclassified to loans held for sale at the lower of cost or fair value. In connection with our branch divestitures, these loans were sold during the third quarter of 2015 for $193.6 million, resulting in a gain of $0.1 million. At September 30, 2015, there were no loans held for sale under this arrangement. See Note 3 to the consolidated financial statements for additional information.

Commercial and Commercial Real Estate Loans

Commercial and commercial real estate loans, including covered loans, are the largest classification within earning assets, representing 35% of earning assets at September 30, 2015, compared to 34% at September 30, 2014, and 34% at December 31, 2014. At September 30, 2015, commercial and commercial real estate loans, including covered loans, were $3.621 billion, an increase of $294.3 million, or 9%, compared to September 30, 2014, and an increase of $222.3 million, or 7%, compared to December 31, 2014. Included in commercial and commercial real estate loans at September 30, 2015 is $295.8 million related to the outstanding loans in the new markets we acquired in the LSB and Founders transactions.

Residential Real Estate Loans

At September 30, 2015, residential real estate loans, including covered loans, held in our loan portfolio were $1.658 billion, an increase of $88.2 million, or 6%, compared to September 30, 2014, and an increase of $117.8 million, or 8%, compared to December 31, 2014. Included in residential real estate loans at September 30, 2015 is $167.1 million related to the outstanding loans in the new markets we acquired in the LSB and Founders transactions.

Consumer Loans

At September 30, 2015, consumer loans, including automobile loans, personal and home equity loans and lines of credit, and covered loans, increased $223.0 million, or 17%, compared to September 30, 2014, and increased $189.6 million, or 14%, from December 31, 2014. Included in consumer loans at September 30, 2015 is $64.1 million related to the outstanding loans in the new markets we acquired in the LSB and Founders transactions. Old National also experienced $158.9 million of organic growth in consumer loans from September 30, 2014 to September 30, 2015.

Covered Assets

On July 29, 2011, Old National acquired the banking operations of Integra Bank N.A. (“Integra”) in an FDIC assisted transaction. We entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans, and other real estate owned (“OREO”). Loans comprise the majority of the assets acquired and are subject to loss share agreements with the FDIC whereby Old National is indemnified against 80% of losses up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0% reimbursement, and 80% of losses in excess of $467.2 million with respect to covered assets. As of September 30, 2015, we do not expect losses to exceed $275.0 million.

Covered assets continue to decline as we work through these purchased credit impaired loans. A summary of covered assets is presented below:

(dollars in thousands)	September 30, 2015	December 31, 2014
Loans, net of discount and allowance	$112,328	$144,156
Other real estate owned	4,423	9,121

Total covered assets	$116,751	$153,277

FDIC Indemnification Asset

Because the FDIC will reimburse Old National for losses incurred on certain acquired loans, an indemnification asset was recorded at fair value at the acquisition date. The indemnification asset is recognized at the same time as the indemnified loans, and measured on the same basis, subject to collectibility or contractual limitations. The indemnification asset, on the acquisition date, reflected the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties. Reimbursement claims are submitted to the FDIC and the receivable is reduced when the FDIC pays the claim. At September 30, 2015, the $8.9 million loss sharing asset is comprised of a $7.5 million FDIC indemnification asset and a $1.4 million FDIC loss share receivable. The loss share receivable represents actual incurred losses where reimbursement has not yet been received from the FDIC. The indemnification asset represents future cash flows we expect to collect from the FDIC under the loss sharing agreements and the amount related to the estimated improvements in cash flow expectations that are being amortized over the same period for which those improved cash flows are being accreted into income. At September 30, 2015, $7.0 million of the FDIC indemnification asset is related to expected indemnification payments and $0.5 million is expected to be amortized and reported in noninterest income as an offset to future accreted interest income. We currently expect the majority of the $0.5 million to be amortized over the next 12 months.

A summary of activity for the indemnification asset and loss share receivable is presented below:

(dollars in thousands)	2015	2014
Balance at January 1,	$20,603	$88,513
Adjustments not reflected in income:
Cash received from FDIC	(3,555)	(24,814)
Other	948	1,217
Adjustments reflected in income:
(Amortization) accretion	(10,587)	(35,269)
Higher (lower) loan loss expectations	109	(13)
Write-downs/(gain) on sale of other real estate	1,387	(1,634)

Balance at September 30,	$8,905	$28,000

Goodwill and Other Intangible Assets

Goodwill and other intangible assets at September 30, 2015 totaled $622.8 million, an increase of $92.3 million compared to $530.5 million at September 30, 2014, and an increase of $53.3 million compared to $569.5 million at

December 31, 2014. During the first half of 2015, we recorded $61.5 million of goodwill and other intangible assets associated with the acquisition of Founders, which is included in the “Banking” column for segment reporting. The increase in goodwill and other intangible assets from September 30, 2014 to September 30, 2015 was primarily due to the acquisitions of LSB and Founders during the last twelve months. See Note 3 to the consolidated financial statements for details regarding the goodwill and other intangible assets recorded as a result of these acquisitions.

Other Assets

Other assets increased $35.0 million, or 14%, since September 30, 2014 and $41.4 million, or 17%, since December 31, 2014 primarily due to an increase in accounts receivable related to the timing of investment securities sales, higher accrued interest, and higher prepaid expenses. Other assets at September 30, 2015 also include a $6.6 million increase in low income housing partnership investments.

Funding

Total funding, comprised of deposits and wholesale borrowings, was $10.217 billion at September 30, 2015, an increase of 7% from $9.574 billion at September 30, 2014, and an increase of 3% from $9.962 billion at December 31, 2014. Included in total funding were deposits of $8.621 billion at September 30, 2015, an increase of $414.0 million, or 5%, compared to September 30, 2014, and an increase of $130.7 million, or 2%, compared to December 31, 2014. Included in total deposits at September 30, 2015 is $504.4 million related to the LSB and Founders acquisitions. Also impacting the deposit balances in the third quarter of 2015 was a $555.8 million reduction associated with our branch divestitures. Noninterest-bearing deposits increased $17.8 million from September 30, 2014 to September 30, 2015. NOW deposits decreased $68.4 million from September 30, 2014 to September 30, 2015, while savings deposits increased $23.0 million. Money market deposits increased $496.1 million from September 30, 2014 to September 30, 2015, while time deposits decreased $54.4 million.

We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. At September 30, 2015, wholesale borrowings, including short-term borrowings and other borrowings, totaled $1.595 billion, an increase of $228.2 million, or 17%, from September 30, 2014, and an increase of $123.8 million, or 8%, from December 31, 2014. Wholesale funding as a percentage of total funding was 16% at September 30, 2015, 14% at September 30, 2014, and 15% at December 31, 2014. The increase in wholesale funding from September 30, 2014 to September 30, 2015 was primarily due to an increase in Federal Home Loan Bank advances, which is reported in other borrowings.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities increased $24.3 million, or 12%, from September 30, 2014 primarily due to fluctuations in the fair value of derivative financial instruments and the timing of investment securities purchases.

Capital

Shareholders’ equity totaled $1.476 billion at September 30, 2015, compared to $1.407 billion at September 30, 2014 and $1.466 billion at December 31, 2014. The September 30, 2015 balance includes $51.8 million from the 3.6 million shares of common stock that were issued in conjunction with the acquisition of LSB and $50.6 million from the 3.4 million shares of common stock that were issued in conjunction with the acquisition of Founders.

We paid cash dividends of $0.36 per share for nine months ended September 30, 2015, which reduced equity by $41.8 million. We repurchased 6.0 million shares of stock under our buyback program, reducing shareholders’ equity by $76.6 million during the nine months ended September 30, 2015. Shares issued for reinvested dividends, stock options, restricted stock and stock compensation plans increased shareholders’ equity by $3.5 million during the nine months ended September 30, 2015.

Capital Adequacy

Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. Beginning in 2015, we are reflecting the new Basel III requirements in the tables below. At September 30, 2015, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of well-capitalized based on the most recent regulatory definition.

As of September 30, 2015, Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

	Fully Phased-In Regulatory
	Guidelines	September 30,		December 31,
	Minimum	2015	2014	2014
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	8.39%	8.92%	8.79%
Common equity Tier 1 capital to risk-adjusted total assets	7.00	12.08	N/A	N/A
Tier 1 capital to risk-adjusted total assets	8.50	12.52	12.99	12.88
Total capital to risk-adjusted total assets	10.50	13.24	13.75	13.59
Shareholders’ equity to assets	N/A	12.39	12.59	12.58

N/A = not applicable

As of September 30, 2015, Old National Bank, Old National’s bank subsidiary, maintained a strong capital position as evidenced by the following comparisons of key industry ratios.

	Fully Phased-In Regulatory	Well
	Guidelines	Capitalized	September 30,		December 31,
	Minimum	Guidelines	2015	2014	2014
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	5.00%	8.91%	8.22%	8.41%
Common equity Tier 1 capital to risk-adjusted total assets	7.00	6.50	13.30	N/A	N/A
Tier 1 capital to risk-adjusted total assets	8.50	8.00	13.30	11.95	12.31
Total capital to risk-adjusted total assets	10.50	10.00	14.02	12.71	13.02

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

Investment Activities

We carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral. At September 30, 2015, we had pooled trust preferred securities with a fair value of $6.6 million, or less than 1% of the available-for-sale securities portfolio. These securities remained classified as available-for-sale and at September 30, 2015, the unrealized loss on our pooled trust preferred securities was approximately $10.8 million. There was no other-than-temporary-impairment recorded during the nine months ended September 30, 2015 or 2014 on these securities.

All of our mortgage-backed securities are backed by U.S. government-sponsored or federal agencies. Municipal bonds, corporate bonds and other debt securities are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. See Note 6 to the consolidated financial statements for additional details about our investment security portfolio.

Counterparty Exposure

Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation. We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry. Old National manages exposure to counterparty risk in connection with its derivatives transactions by generally engaging in transactions with counterparties having ratings of at least A by Standard & Poor’s Rating Service or A2 by Moody’s Investors Service. Total credit exposure is monitored by counterparty, and managed within limits that management believes to be prudent. Old National’s net counterparty exposure was an asset of $395.4 million at September 30, 2015.

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

Commercial mortgages and construction loans are offered to real estate investors, developers, and builders primarily domiciled in the geographic market areas we serve: Indiana, western Kentucky and Louisville, east central Illinois, and central and western Michigan. These loans are secured by first mortgages on real estate at loan-to-value (“LTV”) margins deemed appropriate for the property type, quality, location, and sponsorship. Generally, these LTV ratios do not exceed 80%. The commercial properties are predominantly non-residential properties such as retail centers, apartments, industrial properties and, to a lesser extent, more specialized properties. Substantially all of our commercial real estate loans are secured by properties located in our primary market area.

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

Construction loans are underwritten against projected cash flows derived from rental income, business income from an owner-occupant, or the sale of the property to an end-user. We may mitigate the risks associated with these types of loans by requiring fixed-price construction contracts, performance and payment bonding, controlled disbursements, and pre-sale contracts or pre-lease agreements.

Consumer

We offer a variety of first mortgage and junior lien loans to consumers within our markets, with residential home mortgages comprising our largest consumer loan category. These loans are secured by a primary residence and are underwritten using traditional underwriting systems to assess the credit risks of the consumer. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity, and credit scores. A maximum LTV ratio of 80% is generally required, although higher levels are permitted with mortgage insurance or other mitigating factors. We offer fixed rate mortgages and variable rate mortgages with interest rates that are subject to change every year after the first, third, fifth, or seventh year, depending on the product and are based on fully-indexed rates such as the London Interbank Offered Rate (“LIBOR”). We do not offer interest-only loans, payment-option facilities, sub-prime loans, or any product with negative amortization.

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

Asset Quality

Community-based lending personnel, along with region-based independent underwriting and analytic support staff, extend credit under guidelines established and administered by our Enterprise Risk Committee. This committee, which meets quarterly, is made up of outside directors. The committee monitors credit quality through its review of information such as delinquencies, credit exposures, peer comparisons, problem loans, and charge-offs. In addition, the committee reviews and approves recommended loan policy changes to assure it remains appropriate for the current lending environment.

We lend primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling, and retailing. At September 30, 2015, we had no concentration of loans in any single industry exceeding 10% of our portfolio and had no exposure to foreign borrowers or sovereign debt. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, western Kentucky and Louisville, east central Illinois, and central and western Michigan. We are experiencing a slow and gradual improvement in the economy of our principal markets. Management expects that trends in under-performing, criticized, and classified loans will be influenced by the degree to which the economy strengthens or weakens.

During the third quarter of 2011, Old National acquired the banking operations of Integra Bank in an FDIC assisted transaction. As of September 30, 2015, acquired loans totaled $134.2 million and there was $4.4 million of other real estate owned. The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans, and other real estate owned. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. At September 30, 2015, approximately $114.0 million of loans, net of discount, and $4.4 million of other real estate owned are covered by the loss sharing agreements. Under the terms of the loss sharing agreements, the FDIC will reimburse Old National for 80% of losses up to $275.0 million. Currently we do not expect losses to exceed $275.0 million. These covered assets are included in our summary of under-performing, criticized, and classified assets found below.

On January 1, 2015, Old National closed on its acquisition of Founders. During November 2014, Old National acquired LSB. As of September 30, 2015, acquired loans from the LSB and Founders transactions totaled $527.1 million and other real estate owned totaled $0.8 million. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. Old National reviewed the acquired loans and determined that as of September 30, 2015, $16.6 million met the definition of criticized, $20.5 million were considered classified, and $0.7 million were doubtful. Our current preference would be to work these loans and avoid foreclosure actions unless additional credit deterioration becomes apparent. These assets are included in our summary of under-performing, criticized, and classified assets found below.

Summary of under-performing, criticized, and classified assets:

	September 30,		December 31,
(dollars in thousands)	2015	2014	2014
Nonaccrual loans:
Commercial	$57,503	$41,312	$38,460
Commercial real estate	53,309	64,831	67,402
Residential real estate	15,549	14,517	13,968
Consumer	5,621	4,778	5,903
Covered loans (1)	8,682	16,886	15,124

Total nonaccrual loans (2)	140,664	142,324	140,857
Renegotiated loans not on nonaccrual:
Noncovered loans	13,978	22,100	12,710
Covered loans (1)	143	151	148
Past due loans (90 days or more and still accruing):
Commercial	114	—	33
Commercial real estate	54	207	138
Residential real estate	172	12	1
Consumer	229	257	286
Covered loans (1)	—	166	—

Total past due loans	569	642	458
Other real estate owned	9,282	8,173	7,241
Other real estate owned, covered (1)	4,423	9,454	9,121

Total under-performing assets	$169,059	$182,844	$170,535

Classified loans (includes nonaccrual, renegotiated, past due 90 days and other problem loans)	$240,733	$226,072	$233,486
Classified loans, covered (1)	11,664	19,029	17,413
Other classified assets (3)	22,111	26,530	26,479
Criticized loans	139,465	170,500	194,809
Criticized loans, covered (1)	1,722	5,294	4,525

Total criticized and classified assets	$415,695	$447,425	$476,712

Asset Quality Ratios including covered assets:
Non-performing loans/total loans (4) (5)	2.26%	2.64%	2.43%
Under-performing assets/total loans and other real estate owned (4)	2.46	2.92	2.69
Under-performing assets/total assets	1.42	1.64	1.46
Allowance for loan losses/under-performing assets (6)	30.30	26.40	28.06
Allowance for loan losses/nonaccrual loans (2)	36.42	33.92	33.97
Asset Quality Ratios excluding covered assets:
Non-performing loans/total loans (4) (5)	2.17	2.42	2.24
Under-performing assets/total loans and other real estate owned (4)	2.31	2.56	2.37
Under-performing assets/total assets	1.31	1.40	1.25
Allowance for loan losses/under-performing assets (6)	31.78	28.62	30.31
Allowance for loan losses/nonaccrual loans (2)	37.52	35.63	35.23

(1)	The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans and other real estate owned. At September 30, 2015, we expect 80% of any losses incurred on these covered assets to be reimbursed to Old National by the FDIC.
(2)	Includes purchased credit impaired loans of approximately $20.0 million at September 30, 2015, $37.0 million at September 30, 2014 and $41.2 million at December 31, 2014 that are categorized as nonaccrual because the collection of principal or interest is doubtful. These loans are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.
(3)	Includes 2 pooled trust preferred securities, 3 corporate securities and 1 insurance policy at September 30, 2015.
(4)	Loans exclude loans held for sale.
(5)	Non-performing loans include nonaccrual and renegotiated loans.
(6)	Because the acquired loans were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date.

Under-performing assets totaled $169.1 million at September 30, 2015, compared to $182.8 million at September 30, 2014 and $170.5 million at December 31, 2014. Under-performing assets as a percent of total loans and other real estate owned at September 30, 2015 were 2.46%, a decrease of 46 basis points from 2.92% at September 30, 2014 and a decrease of 23 basis points from 2.69% at December 31, 2014. At September 30, 2015, under-performing assets related to covered assets acquired in the Integra Bank acquisition were approximately $13.2 million, which included $8.7 million of nonaccrual loans, $0.1 million of renegotiated loans, and $4.4 million of other real estate owned. The nonaccrual covered loans are categorized in this manner because the collection of principal or interest is doubtful. However, they are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

Nonaccrual loans were $140.7 million at September 30, 2015, compared to $142.3 million at September 30, 2014 and $140.9 million at December 31, 2014. Nonaccrual loans decreased from September 30, 2014 primarily due to decreases in nonaccrual commercial real estate loans and acquired covered nonaccrual loans, partially offset by an increase in nonaccrual commercial loans. Nonaccrual loans, however, have remained at elevated levels since the acquisition of Monroe Bancorp and the FDIC-assisted acquisition of Integra in 2011. In addition, nonaccrual loans at September 30, 2015 included $14.8 million of loans related to the LSB and Founders acquisitions. Because the acquired loans were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date. As a percent of nonaccrual loans (excluding covered loans), the allowance for loan losses was 37.52% at September 30, 2015, compared to 35.63% at September 30, 2014 and 35.23% at December 31, 2014. Purchased credit impaired loans that were included in the nonaccrual category because the collection of principal or interest is doubtful totaled $20.0 million at September 30, 2015, compared to $37.0 million at September 30, 2014 and $41.2 million at December 31, 2014. However, they are accounted for under FASB ASC 310-30 and accordingly treated as performing assets. We would expect our nonaccrual loans to remain at elevated levels until management can work through and resolve these purchased credit impaired loans.

Total criticized and classified assets were $415.7 million at September 30, 2015, a decrease of $31.7 million from September 30, 2014, and a decrease of $61.0 million from December 31, 2014. Included in criticized and classified assets at September 30, 2015, is $37.8 million related to the acquisitions of LSB and Founders. Other classified assets include investment securities that fell below investment grade rating totaling $22.1 million at September 30, 2015, compared to $26.5 million at September 30, 2014 and $26.5 million at December 31, 2014.

Old National may choose to restructure the contractual terms of certain loans. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit Old National by increasing the ultimate probability of collection.

Any loans that are modified are reviewed by Old National to identify if a troubled debt restructuring (“TDR”) has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. The modification of the terms of such loans include one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate of new debt with similar risk, or a permanent reduction of the recorded investment of the loan.

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

At September 30, 2015, our TDRs consisted of $32.2 million of commercial loans, $15.1 million of commercial real estate loans, $2.2 million of residential loans, and $3.2 million of consumer loans totaling $52.7 million. Approximately $38.6 million of the TDRs at September 30, 2015 were included with nonaccrual loans. At December 31, 2014, our TDRs consisted of $15.2 million of commercial loans, $15.2 million of commercial real estate loans, $2.1 million of residential loans, and $2.5 million of consumer loans, totaling $35.0 million. Approximately $22.1 million of the TDRs at December 31, 2014 were included with nonaccrual loans.

Old National has allocated specific reserves to customers whose loan terms have been modified in TDRs totaling $3.8 million as of September 30, 2015 and $2.8 million of December 31, 2014. As of September 30, 2015, Old National had committed to lend an additional $2.5 million to customers with outstanding loans that are classified as TDRs.

The terms of certain other loans were modified during the nine months ended September 30, 2015 that did not meet the definition of a TDR. It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have extended the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification. The evaluation is performed under our internal underwriting policy. We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral, or a bona fide guarantee. We also consider whether the modification was insignificant relative to the other terms of the agreement or if the delay in a payment was 90 days or less.

Purchased credit impaired (“PCI”) loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition. If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually. If the purchased credit impaired loan is being accounted for as part of a pool, it will not be removed from the pool. As of September 30, 2015, it has not been necessary to remove any loans from PCI accounting.

In general, once a modified loan is considered a TDR, the loan will always be considered a TDR, and therefore impaired, until it is paid in full, otherwise settled, sold, or charged off. However, recent guidance also permits for loans to be removed from TDR status under these circumstances: (1) at the time of the subsequent restructuring, the borrower is not experiencing financial difficulties, and this is documented by a current credit evaluation at the time of the restructuring, (2) under the terms of the subsequent restructuring agreement, the institution has granted no concession to the borrower; and (3) the subsequent restructuring agreement includes market terms that are no less favorable than those that would be offered for a comparable new loan. For loans subsequently restructured that have cumulative principal forgiveness, the loan should continue to be measured in accordance with ASC 310-10, “Receivables – Overall”. However, consistent with ASC 310-40-50-2, “Troubled Debt Restructurings by Creditors, Creditor Disclosure of Troubled Debt Restructurings,” the loan would not be required to be reported in the years following the restructuring if the subsequent restructuring meets both of these criteria: (1) has an interest rate at the time of the subsequent restructuring that is not less than a market interest rate; and (2) is performing in compliance with its modified terms after the subsequent restructuring.

Allowance for Loan Losses and Reserve for Unfunded Commitments

Loan charge-offs, net of recoveries, totaled $(0.9) million for the three months ended September 30, 2015, compared to $0.5 million for the three months ended September 30, 2014. Loan charge-offs, net of recoveries, totaled $(0.9) million for the nine months ended September 30, 2015, compared to $1.1 million for the nine months ended September 30, 2014. Annualized, net charge-offs (recoveries) to average loans were (0.05)% for the three months ended September 30, 2015 and (0.02)% for the nine months ended September 30, 2015, compared to 0.03% for the three months ended September 30, 2014 and 0.03% for the nine months ended September 30, 2014. Management will continue its efforts to reduce the level of non-performing loans and may consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for loan losses.

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

At September 30, 2015, the allowance for loan losses was $51.2 million, an increase of $2.9 million compared to $48.3 million at September 30, 2014, and an increase of $3.4 million compared to $47.8 million at December 31, 2014. Over the last twelve months, charge-offs have remained low. Continued loan growth in future periods could result in an increase in provision expense. As a percentage of total loans excluding loans held for sale, the allowance was 0.75% at September 30, 2015, compared to 0.77% at September 30, 2014, and 0.76% at December 31, 2014. The decrease from September 30, 2014 is primarily a result of the acquisitions of LSB and Founders. The acquired loans were recorded at fair value pursuant to ASC 805, and accordingly no allowance was recorded at the acquisition date.

Because the acquired loans were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date. We would expect that as the fair value mark is accreted into income over future periods, a reserve will be established to absorb credit deterioration or adverse changes in expected cash flows. Through September 30, 2015, $2.7 million had been reserved for these purchased credits.

The following table provides additional details of the following components of the allowance for loan losses at September 30, 2015, including FAS 5/ASC 450 (Accounting for Contingencies), FAS 114/ASC 310-40 (Accounting by Creditors for Impairment of a Loan) and SOP 03-3/ASC 310-30 (Accounting for Certain Loans or Debt Securities Acquired in a Transfer):

			Purchased Loans
	Legacy		Covered			Non-covered
(dollars in thousands)	FAS 5	FAS 114	FAS 5	FAS 114	SOP 03-3	FAS 5	FAS 114	SOP 03-3
Loan balance	$5,406,101	$68,759	$56,307	$4,428	$53,304	$1,189,183	$33,820	$35,996
Remaining purchase discount	—	—	2,563	—	19,185	58,253	9,337	27,308

Allowance, January 1, 2015	$33,974	$8,784	$1,007	$1,441	$1,104	$—	$—	$1,539
Charge-offs	(2,721)	(2,272)	(278)	(32)	(878)	(1,090)	(85)	37
Recoveries	174	5,341	41	4	246	427	2,080	(56)
Provision expense	6,534	(1,309)	(470)	(577)	103	663	(1,995)	(510)

Allowance, September 30, 2015	$37,961	$10,544	$300	$836	$575	$—	$—	$1,010

We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. The reserve for unfunded loan commitments is classified as a liability account on the balance sheet and totaled $3.3 million at September 30, 2015, compared to $4.4 million at December 31, 2014.

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

The following table illustrates our projected net interest income sensitivity over a two year cumulative horizon based on the asset/liability model as of September 30, 2015:

	Immediate Rate Decrease		Immediate Rate Increase
(dollars in thousands)	-50 Basis Points	Base	+100 Basis Points	+200 Basis Points	+300 Basis Points
September 30, 2015
Projected interest income:
Money market, other interest earning investments and investment securities	$198,289	$210,071	$225,738	$238,480	$249,996
Loans	479,450	500,131	565,128	629,583	692,711

Total interest income	677,739	710,202	790,866	868,063	942,707

Projected interest expense:
Deposits	16,572	28,754	83,900	139,046	194,192
Borrowings	45,710	48,892	64,083	79,275	94,466

Total interest expense	62,282	77,646	147,983	218,321	288,658

Net interest income	$615,457	$632,556	$642,883	$649,742	$654,049

Change from base	$(17,099)		$10,327	$17,186	$21,493
% change from base	-2.70%		1.63%	2.72%	3.40%

At September 30, 2014, our two year cumulative horizon modeling results indicated a 2.32%, 4.26%, and 5.75% change in net interest income from base case for the +100 basis points, +200 basis points, and +300 basis points scenarios, respectively. As a result of the already low interest rate environment, we did not include a falling interest rate scenario at September 30, 2014. Our asset sensitivity decreased marginally year over year primarily due to changes in our balance sheet mix resulting from the LSB and Founders acquisitions in November 2014 and January 2015, respectively, as well as branch divestitures in August 2015. Our asset sensitivity also decreased year over year primarily due to a greater reliance on wholesale funding to fund the branch divestitures and a generally lower level of other core deposits. We also utilized derivative instruments to mitigate interest rate risk, including certain cash flow hedges on variable-rate debt with a notional amount of $675 million at September 30, 2015.

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

Because the models are driven by expected behavior in various interest rate scenarios and many factors besides market interest rates affect our net interest income, we recognize that model outputs are not guarantees of actual results. For this reason, we model many different combinations of interest rates and balance sheet assumptions to understand our overall sensitivity to market interest rate changes, including shocks, yield curve flattening, yield curve steepening, as well as forecasts of likely interest rate scenarios. As of September 30, 2015, our projected net interest income sensitivity based on the asset/liability models we utilize was within the limits of the Company’s interest rate risk policy for the scenarios tested.

We use derivatives, primarily interest rate swaps, as one method to manage interest rate risk in the ordinary course of business. We also provide derivatives to our commercial customers in connection with managing interest rate risk. Our derivatives had an estimated fair value loss of $15.6 million at September 30, 2015, compared to an estimated fair value loss of $5.3 million at December 31, 2014. See Note 18 to the consolidated financial statements for further discussion of derivative financial instruments.

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

A time deposit maturity schedule for Old National Bank is shown in the following table for September 30, 2015.

(dollars in thousands)
Maturity Bucket	Amount	Rate
2015	$174,409	0.89%
2016	442,463	1.18
2017	131,020	0.78
2018	106,821	1.14
2019	53,905	1.55
2020 and beyond	78,575	1.66

Total	$987,193	1.13%

Our ability to acquire funding at competitive prices is influenced by rating agencies’ views of our credit quality, liquidity, capital, and earnings. All of the rating agencies place us in an investment grade that indicates a low risk of default. For both Old National and Old National Bank:

•	Moody’s Investor Service affirmed the Long-Term Rating of A3 of Old National Bancorp’s senior unsecured/issuer rating on May 14, 2015.

•	Moody’s Investor Service upgraded Old National Bank’s long-term deposit rating to Aa3 from A2 on May 14, 2015. The bank’s short-term deposit rating was affirmed at P-1 and the bank’s issuer rating was downgraded to A2 from A3.

The credit ratings of Old National and Old National Bank at September 30, 2015, are shown in the following table.

Moody’s Investor Service
	Long-term	Short-term
Old National Bancorp	A3	N/A
Old National Bank	Aa3	P-1

N/A = not applicable

Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well. As of September 30, 2015, Old National Bancorp and its subsidiaries had the following availability of liquid funds and borrowings:

(dollars in thousands)	Parent Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$48,973	$124,437
Unencumbered government-issued debt securities	—	1,257,233
Unencumbered investment grade municipal securities	—	402,176
Unencumbered corporate securities	—	89,884
Availability of borrowings:
Amount available from Federal Reserve discount window*	—	448,599
Amount available from Federal Home Loan Bank Indianapolis*	—	483,570

Total available funds	$48,973	$2,805,899

*	Based on collateral pledged

The Parent Company (Old National Bancorp) has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows, and funds used for acquisitions. The Parent Company can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit, and through the issuance of debt securities. Additionally, the Parent Company has a shelf registration in place with the Securities and Exchange Commission permitting ready access to the public debt and equity markets. At September 30, 2015, the Parent Company’s other borrowings outstanding were $215.4 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.730 billion and standby letters of credit of $63.2 million at September 30, 2015. At September 30, 2015, approximately $1.653 billion of the loan commitments had fixed rates and $77.4 million had floating rates, with the floating rates ranging from 0% to 25%. At December 31, 2014, loan commitments were $1.584 billion and standby letters of credit were $65.3 million. The term of these off-balance sheet arrangements is typically one year or less.

Old National entered into a risk participation in an interest rate swap during the second quarter of 2007, which had a notional amount of $7.6 million at September 30, 2015. Old National entered into an additional risk participation in an interest rate swap during the third quarter of 2014, which had a notional amount of $12.5 million at September 30, 2015.

CONTRACTUAL OBLIGATIONS

The following table presents our significant fixed and determinable contractual obligations at September 30, 2015:

	Payments Due In
(dollars in thousands)	One Year or Less (1)	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without stated maturity	$7,634,132	$—	$—	$—	$7,634,132
IRAs, consumer and brokered certificates of deposit	174,409	573,483	160,726	78,575	987,193
Short-term borrowings	474,894	—	—	—	474,894
Other borrowings	200,016	313,208	148,335	458,767	1,120,326
Fixed interest payments (2)	3,944	27,959	23,056	61,520	116,479
Operating leases	7,187	56,362	51,952	229,555	345,056
Other long-term liabilities (3)	11	—	—	—	11

(1)	For the remaining three months of fiscal 2015.
(2)	Our senior notes, subordinated notes, certain trust preferred securities and certain Federal Home Loan Bank advances have fixed-rates ranging from 0.32% to 6.76%. All of our other long-term debt is at LIBOR based variable-rates at September 30, 2015. The projected variable interest assumes no increase in LIBOR rates from September 30, 2015.
(3)	Amount expected to be contributed to the pension plans in 2015. Amounts for 2016 and beyond are unknown at this time.

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

Goodwill and Intangibles

•	Description. For acquisitions, we are required to record the assets acquired, including identified intangible assets, and the liabilities assumed at their fair value. These often involve estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques that may include estimates of attrition, inflation, asset growth rates, or other relevant factors. In addition, the determination of the useful lives over which an intangible asset will be amortized is subjective. Under FASB ASC 350 (SFAS No. 142 Goodwill and Other Intangible Assets), goodwill and indefinite-lived assets recorded must be reviewed for impairment on an annual basis, as well as on an interim basis if events or changes indicate that the asset might be impaired. An impairment loss must be recognized for any excess of carrying value over fair value of the goodwill or the indefinite-lived intangible asset.

•	Judgments and Uncertainties. The determination of fair values is based on valuations using management’s assumptions of future growth rates, future attrition, discount rates, multiples of earnings, or other relevant factors.

•	Effect if Actual Results Differ From Assumptions. Changes in these factors, as well as downturns in economic or business conditions, could have a significant adverse impact on the carrying values of goodwill or intangible assets and could result in impairment losses affecting our financials as a whole and the individual lines of business in which the goodwill or intangibles reside.

Acquired Impaired Loans

•	Description. Loans acquired with evidence of credit deterioration since inception and for which it is probable that all contractual payments will not be received are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). These loans are recorded at fair value at the time of acquisition, with no carryover of the related allowance for loan losses. Fair value of acquired loans is determined using a discounted cash flow methodology based on assumptions about the amount and timing of principal and interest payments, principal prepayments and principal defaults and losses, and current market rates. In recording the acquisition date fair values of acquired impaired loans, management calculates a non-accretable difference (the credit component of the purchased loans) and an accretable difference (the yield component of the purchased loans).

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

•	Judgments and Uncertainties. These cash flow evaluations are inherently subjective as they require management to make estimates about expected cash flows, market conditions, and other future events that are highly subjective in nature and subject to change.

•	Effect if Actual Results Differ From Assumptions. Changes in these factors, as well as changing economic conditions will likely impact the carrying value of these acquired loans as well as the carrying value of any associated indemnification assets, as the FDIC will reimburse us for losses incurred on certain acquired loans, but the shared-loss agreements will not fully offset the financial effects of such a situation.

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

The allowance is increased through a provision charged to operating expense. Uncollectible loans are charged-off through the allowance. Recoveries of loans previously charged-off are added to the allowance. A loan is considered impaired when it is probable that contractual interest and principal payments will not be collected either for the amounts or by the dates as scheduled in the loan agreement. Our policy for recognizing income on impaired loans is to accrue interest unless a loan is placed on nonaccrual status. A loan is generally placed on nonaccrual status when principal or interest becomes 90 days past due unless it is well secured and in the process of collection, or earlier when concern exists as to the ultimate collectibility of principal or interest. We monitor the quality of our loan portfolio on an on-going basis and use a combination of detailed credit assessments by relationship managers and credit officers, historic loss trends, and economic and business environment factors in determining the allowance for loan losses. We record provisions for loan losses based on current loans outstanding, grade changes, mix of loans, and expected losses. A detailed loan loss evaluation on an individual loan basis for our highest risk loans is performed quarterly. Management follows the progress of the economy and how it might affect our borrowers in both the near and the intermediate term. We have a formalized and disciplined independent loan review program to evaluate loan administration, credit quality, and compliance with corporate loan standards. This program includes periodic reviews and regular reviews of problem loan reports, delinquencies and charge-offs.

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

We calculated migration analysis using several different scenarios based on varying assumptions to evaluate the widest range of possible outcomes. The migration-derived historical commercial loan loss rates were applied to the current commercial loan pools to arrive at an estimate of probable losses for the loans existing at the time of analysis. The amounts determined by migration analysis were adjusted for management’s best estimate of the effects of current economic conditions, loan quality trends, results from internal and external review examinations, loan volume trends, credit concentrations, and various other factors.

We continue to use historic loss ratios adjusted for economic conditions to determine the appropriate level of allowance for residential real estate and consumer loans.

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

Management’s analysis of probable losses in the portfolio at September 30, 2015, resulted in a range for allowance for loan losses of $13.9 million. The range pertains to general (FASB ASC 310, Receivables/SFAS 5) reserves for both retail and performing commercial loans. Specific (FASB ASC 310, Receivables/SFAS 114) reserves do not have a range of probable loss. Due to the risks and uncertainty associated with the economy and our projection of FAS 5 loss rates inherent in the portfolio, we establish a range of probable outcomes (a high-end estimate and a low-end estimate) and evaluate our position within this range. The potential effect to net income based on our position in the range relative to the high and low endpoints is a decrease of $1.8 million and an increase of $7.2 million, respectively, after taking into account the tax effects. These sensitivities are hypothetical and are not intended to represent actual results.

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

•	Judgments and Uncertainties. The determination of other-than-temporary-impairment is a subjective process, and different judgments and assumptions could affect the timing and amount of loss realization. In addition, significant judgments are required in determining valuation and impairment, which include making assumptions regarding the estimated prepayments, loss assumptions, and interest cash flows.

•	Effect if Actual Results Differ From Assumptions. Actual credit deterioration could be more or less severe than estimated. Upon subsequent review, if cash flows have significantly improved, the discount would be amortized into earnings over the remaining life of the debt security in a prospective manner based on the amount and timing of future cash flows. Additional credit deterioration resulting in an adverse change in cash flows would result in additional other-than-temporary impairment loss recorded in the income statement.

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

Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect. Therefore, undue reliance should not be placed upon these estimates and statements. We cannot assure that any of these statements, estimates, or beliefs will be realized and actual results may differ from those contemplated in these “forward-looking statements.” We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised to consult further disclosures we may make on related subjects in our filings with the SEC. In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include the following:

•	economic, market, operational, liquidity, credit and interest rate risks associated with our business;

•	economic conditions generally and in the financial services industry;

•	expected cost savings in connection with the consolidation of recent acquisitions may not be fully realized or realized within the expected time frames, and deposit attrition, customer loss and revenue loss following completed acquisitions may be greater than expected;

•	unexpected difficulties and losses related to FDIC-assisted acquisitions, including those resulting from our loss-sharing arrangements with the FDIC;

•	failure to properly understand risk characteristics of newly entered markets;

•	increased competition in the financial services industry either nationally or regionally, resulting in, among other things, credit quality deterioration;

•	our ability to achieve loan and deposit growth;

•	volatility and direction of market interest rates;

•	governmental legislation and regulation, including changes in accounting regulation or standards;

•	our ability to execute our business plan;

•	a weakening of the economy which could materially impact credit quality trends and the ability to generate loans;

•	changes in the securities markets; and

•	changes in fiscal, monetary, and tax policies.

Investors should consider these risks, uncertainties and other factors in addition to risk factors included in our other filings with the SEC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk and Liquidity Risk.

ITEM 4.	CONTROLS AND PROCEDURES

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

07/01/15 - 07/31/15	—	$—	—	1,000,000
08/01/15 - 08/31/15	644,738	13.89	643,770	356,230
09/01/15 - 09/30/15	51,058	13.90	50,000	306,230

Quarter-to-date 06/30/15	695,796	$13.89	693,770	306,230

On July 23, 2015, the Board of Directors of the Company approved the adoption of a new stock repurchase plan to replace the stock repurchase plan previously adopted on October 23, 2014 which superseded the plan adopted on January 23, 2014. Under the new plan, the Company is authorized to purchase up to 7.0 million shares of the Company’s common stock through January 31, 2016. These shares may be purchased from time to time in either the open market or in privately negotiated transactions, in accordance with SEC regulations. During the three months ended September 30, 2015, Old National also repurchased a limited number of shares associated with employee share-based incentive programs.

ITEM 5.	OTHER INFORMATION

(a)	None

(b)	There have been no material changes in the procedure by which security holders recommend nominees to the Company’s board of directors.

ITEM 6.	EXHIBITS

Exhibit No.	Description

2.1	Purchase and Assumption Agreement Whole Bank All Deposits, among Federal Deposit Insurance Corporation, receiver of Integra Bank National Association, Evansville, Indiana, the Federal Deposit Insurance Corporation and Old National Bank, dated July 29, 2011 (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2011).

2.2	Agreement and Plan of Merger dated as of September 9, 2013 by and between Old National Bancorp and Tower Financial Corporation (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2013).

2.3	Agreement and Plan of Merger dated as of January 7, 2014 by and between Old National Bancorp and United Bancorp, Inc. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2014).

2.4	Agreement and Plan of Merger dated as of June 3, 2014 by and between Old National Bancorp and LSB Financial Corp. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2014).

2.5	Agreement and Plan of Merger dated as of July 25, 2014 by and between Old National Bancorp and Founders Financial Corporation (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2014).

3.1	Third Amended and Restated Articles of Incorporation of Old National, amended October 25, 2013 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2013).

3.2	Amended and Restated By-Laws of Old National Bancorp, amended July 24, 2014 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2014).

4.1	Senior Indenture between Old National and The Bank of New York Trust Company (as successor to J.P. Morgan Trust Company, National Association (as successor to Bank One, NA)), as trustee, dated as of July 23, 1997 (incorporated by reference to Exhibit 4.3 to Old National’s Registration Statement on Form S-3, Registration No. 333-118374, filed with the Securities and Exchange Commission on December 2, 2004).

4.2	Form of Indenture between Old National and J.P. Morgan Trust Company, National Association (as successor to Bank One, NA), as trustee (incorporated by reference to Exhibit 4.1 to Old National’s Registration Statement on Form S-3, Registration No. 333-87573, filed with the Securities and Exchange Commission on September 22, 1999).

4.3	Second Indenture Supplement, dated as of August 15, 2014, between Old National and The Bank of New York Mellon Trust Company, N.A., as trustee, providing for the issuance of its 4.125% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2014).

4.4	Form of 4.125% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2014).

10.1	Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(a) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.2	Second Amendment to the Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(b) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.3	2005 Directors Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(c) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.4	Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(d) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.5	Second Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(e) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.6	Third Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(f) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.7	2005 Executive Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(g) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.8	Summary of Old National Bancorp’s Outside Director Compensation Program (incorporated by reference to Old National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*

10.9	Form of Executive Stock Option Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(h) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10.10	Form of 2006 Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

10.11	Form of 2007 Non-qualified Stock Option Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(y) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.12	Lease Agreement, dated December 20, 2006 between ONB One Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(aa) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.13	Lease Agreement, dated December 20, 2006 between ONB 123 Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(ab) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.14	Lease Agreement, dated December 20, 2006 between ONB 4th Street Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(ac) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.15	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #1, LLC, and Old National Bank (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.16	Lease Supplement No. 1 dated September 19, 2007, by and between ONB CTL Portfolio Landlord #1, LLC, Old National Bank and ONB Insurance Group, Inc. (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.17	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #2, LLC, and Old National Bank (incorporated by reference to Exhibit 99.4 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.18	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #3, LLC, and Old National Bank (incorporated by reference to Exhibit 99.5 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.19	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #4, LLC, and Old National Bank (incorporated by reference to Exhibit 99.6 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.20	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #5, LLC, and Old National Bank (incorporated by reference to Exhibit 99.7 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.21	Form of Lease Agreement dated October 19, 2007 entered into by affiliates of Old National Bancorp and affiliates of SunTrust Equity Funding, LLC (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2007).

10.22	Form of Lease Agreement dated December 27, 2007 entered into by affiliates of Old National Bancorp and affiliates of SunTrust Equity Funding, LLC (as incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2007).

10.23	Form of 2008 Non-qualified Stock Option Award Agreement (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

10.24	Form of 2009 Executive Stock Option Agreement between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

10.25	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-161394 filed with the Securities and Exchange Commission on August 17, 2009).

10.26	Form of Employment Agreement for Robert G. Jones (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2011).*

10.27	Form of Employment Agreement for Christopher A. Wolking and Daryl D. Moore (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2011).*

10.28	Employment Agreement for James A. Sandgren (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2014).*

10.29	Form of Amended Severance/Change of Control Agreement for Jeffrey L. Knight (incorporated by reference to Exhibit 10(bb) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.30	Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Appendix I of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2012).*

10.31	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-183344 filed with the Securities and Exchange Commission on August 16, 2012).

10.32	Form of 2013 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(bg) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2012).*

10.33	Form of 2013 Performance Share Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(bh) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2012).*

10.34	Voting Agreement by and among directors of Tower Financial Corporation (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2013).

10.35	Voting Agreement by and among directors of United Bancorp, Inc. (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2014).

10.36	Form of 2014 Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(ap) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.37	Form of 2014 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(aq) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.38	Voting Agreement by and among directors of LSB Financial Corp. (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2014).

10.39	Voting Agreement by and among directors of Founders Financial Corporation (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2014).

10.40	Form of 2015 Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(au) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2014).*

10.41	Form of 2015 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(av) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2014).*

10.42	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-206352 filed with the Securities and Exchange Commission on August 13, 2015).

10.43	Purchase and Sale Agreement dated October 2, 2015, by and between ONB CTL Portfolio Landlord #2, LLC, and Old National Bank (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2015).

10.44	Purchase and Sale Agreement dated October 2, 2015, by and between ONB CTL Portfolio Landlord #4, LLC, and Old National Bank (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2015).

10.45	Purchase and Sale Agreement dated October 6, 2015, by and between Bubeck LLC, and Old National Bank (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2015).

10.46	Purchase and Sale Agreement dated October 6, 2015, by and between North Main Bank LLC, and Old National Bank (incorporated by reference to Exhibit 99.4 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2015).

10.47	Purchase and Sale Agreement dated October 6, 2015, by and between Bubeck LLC, and Old National Bank (incorporated by reference to Exhibit 99.5 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2015).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Old National Bancorp’s Form 10-Q Report for the quarterly period ended September 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement

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

Date: October 30, 2015