Form 10-K
period 2015-12-31
OLD NATIONAL BANCORP /IN/
filed 2016-02-26
CIK 707179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting common stock held by non-affiliates on June 30, 2015, was $1,619,816,453 (based on the closing price on that date of $14.46). In calculating the market value of securities held by non-affiliates of the Registrant, the Registrant has treated as securities held by affiliates as of June 30, 2015, voting stock owned of record by its directors and principal executive officers, and voting stock held by the Registrant’s trust department in a fiduciary capacity for benefit of its directors and principal executive officers. This calculation does not reflect a determination that persons are affiliates for any other purposes.

The number of shares outstanding of the Registrant’s common stock, as of January 31, 2016, was 114,313,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2016, are incorporated by reference into Part III of this Form 10-K.

OLD NATIONAL BANCORP

2015 ANNUAL REPORT ON FORM 10-K

OLD NATIONAL BANCORP

2015 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

In this report, we have made various statements regarding current expectations or forecasts of future events, which speak only as of the date the statements are made. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are also made from time-to-time in press releases and in oral statements made by the officers of Old National Bancorp (“Old National,” or the “Company”). Forward-looking statements can be identified by the use of the words “expect,” “may,” “could,” “intend,” “project,” “estimate,” “believe,” “anticipate,” and other words of similar meaning. Forward-looking statements also include, but are not limited to, statements regarding estimated cost savings, plans and objectives for future operations, the Company’s business and growth strategies, including future acquisitions of banks, regulatory developments, and expectations about performance as well as economic and market conditions and trends.

Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect. Therefore, undue reliance should not be placed upon these estimates and statements. We cannot assure that any of these statements, estimates, or beliefs will be realized and actual results may differ from those contemplated in these “forward-looking statements.” We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised to consult further disclosures we may make on related subjects in our filings with the SEC. In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include the following:

•	economic, market, operational, liquidity, credit and interest rate risks associated with our business;

•	economic conditions generally and in the financial services industry;

•	expected cost savings in connection with the consolidation of recent acquisitions may not be fully realized or realized within the expected time frames, and deposit attrition, customer loss, and revenue loss following completed acquisitions may be greater than expected;

•	unexpected difficulties and losses related to FDIC-assisted acquisitions, including those resulting from our loss-sharing arrangements with the FDIC;

•	failure to properly understand risk characteristics of newly entered markets;

•	increased competition in the financial services industry either nationally or regionally, resulting in, among other things, credit quality deterioration;

•	our ability to achieve loan and deposit growth;

•	volatility and direction of market interest rates;

•	governmental legislation and regulation, including changes in accounting regulation or standards;

•	our ability to execute our business plan;

•	a weakening of the economy which could materially impact credit quality trends and the ability to generate loans;

•	changes in the securities markets; and

•	changes in fiscal, monetary, and tax policies.

Investors should consider these risks, uncertainties, and other factors in addition to risk factors included in our other filings with the SEC.

PART I

ITEM 1.	BUSINESS

GENERAL

Old National is a financial holding company incorporated in the state of Indiana and maintains its principal executive office in Evansville, Indiana. We, through our wholly owned banking subsidiary, provide a wide range of services, including commercial and consumer loan and depository services, private banking, brokerage, trust, investment advisory, and other traditional banking services. Through our non-bank affiliates, we provide full service insurance brokerage services and other financial services. As of December 31, 2015, we employed 2,652 full-time equivalent associates.

COMPANY PROFILE

Old National Bank, our wholly owned banking subsidiary (“Old National Bank”), was founded in 1834 and is the oldest company in Evansville, Indiana. In 1982, Old National Bancorp was formed; in 2001 we became a financial holding company and we are currently the largest financial holding company headquartered in the state of Indiana. Also in 2001, we completed the consolidation of 21 bank charters enabling us to operate under a common name with consistent product offerings throughout the financial center locations, consolidating back-office operations and allowing us to provide more convenient service to clients. We provide financial services primarily in Indiana, Kentucky, and Michigan.

OPERATING SEGMENTS

We operate in two segments: banking and insurance. Substantially all of our revenues are, and during the last three fiscal years have been, derived from customers located in, and substantially all of our assets are located in, the United States. A description of each segment follows.

Banking Segment

The banking segment operates through Old National Bank, and has traditionally been the most significant contributor to our revenue and earnings. The primary goal of the banking segment is to provide products and services that address clients’ needs and help clients reach their financial goals by offering a broad array of quality services. Our financial centers focus on convenience factors such as location, space for private consultations, and quick client access to routine transactions.

As of December 31, 2015, Old National Bank operated 160 banking financial centers located primarily in Indiana, Kentucky, and Michigan. The banking segment primarily consists of lending and depository activities along with cash management, private banking, brokerage, trust and investment advisory services. In addition, the banking segment includes Indiana Old National Insurance Company (“IONIC”), which reinsures credit life insurance. IONIC also provides property and casualty insurance for Old National and reinsures most of the coverage with non-affiliated carriers.

Lending Activities

We earn interest income on loans as well as fee income from the origination of loans. Lending activities include loans to individuals, which primarily consist of home equity lines of credit, residential real estate loans and consumer loans, and loans to commercial clients, which include commercial loans, commercial real estate loans, letters of credit, and lease financing. Residential real estate loans are either kept in our loan portfolio or sold to secondary investors, with gains or losses from the sales being recognized.

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

Insurance

The insurance segment offers full-service insurance brokerage services including commercial property and casualty, surety, loss control services, employee benefits consulting and administration, and personal insurance. Our agency offers products that are issued and underwritten by various insurance companies not affiliated with us. In addition, we have two affiliated third party claims management companies that handle service claims for self-insured clients.

Other

Other Corporate Administrative units such as Human Resources or Finance provide a wide-range of support to our other income earning segments. Expenses incurred by these support units are charged to the business segments through an internal cost allocation process, which may not be comparable to that of other companies. The other segment includes the unallocated portion of other corporate support functions, the elimination of intercompany transactions, and our Corporate Treasury unit. Corporate Treasury activities consist of corporate asset and liability management. This unit’s assets and liabilities (and related interest income and expense) consist of investment securities, corporate-owned life insurance, and certain borrowings.

Additional information about our business segments is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 25 to the consolidated financial statements.

MARKET AREA

We own the largest Indiana-based bank and one of the largest independent insurance agencies headquartered in Indiana. Operating from a home base in Evansville, Indiana, we have continued to grow our footprint in Indiana, Kentucky, and Michigan. We have expanded into the attractive Louisville, Indianapolis, Lafayette, Ann Arbor, and Grand Rapids markets. In February 2007, we expanded into northern Indiana by acquiring St. Joseph Capital Corporation, which had banking offices in Mishawaka and Elkhart, Indiana. In March 2009, we completed the acquisition of the Indiana retail branch banking network of Citizens Financial Group, which consisted of 65 branches and a training facility. The branches are located primarily in the Indianapolis area. On January 1, 2011, we closed on our acquisition of Monroe Bancorp, strengthening our presence in Bloomington, Indiana and the central and south central Indiana markets. On July 29, 2011, we acquired the banking operations of Integra Bank N.A. (“Integra”) in an FDIC-assisted transaction. Integra was a full service community bank headquartered in Evansville, Indiana that operated 52 branch locations, primarily in southwest Indiana, southeastern Illinois and western Kentucky. On September 15, 2012, we closed on our acquisition of Indiana Community Bancorp (“IBT”), strengthening our presence in Columbus, Indiana and the south central Indiana market. On July 12, 2013, we closed on our acquisition of 24 bank branches from Bank of America, which increased our presence in the South Bend/Elkhart, Indiana area and provided an entry into southwest Michigan. On April 25, 2014, we closed on our acquisition of Tower Financial Corporation (“Tower”). This acquisition added seven full-service branches in the Fort Wayne, Indiana market. On July 31, 2014, we completed the acquisition of United Bancorp, Inc. (“United”). This acquisition added 18 branches in Ann Arbor, Michigan and the surrounding area. On November 1, 2014, we completed the acquisition of LSB Financial Corp. (“LSB”). This acquisition added five branches in Lafayette, Indiana. On January 1, 2015, we completed the acquisition of Founders Financial Corporation (“Founders”). This acquisition added four branches in the Grand Rapids, Michigan market.

The following table reflects the market locations where we have a significant share of the deposit market. The market share data is by metropolitan statistical area. The Evansville, Indiana data includes branches in Henderson, Kentucky.

Old National Deposit Market Share and Number of Branch Locations

Deposits as of June 30, 2015

Market Location	Number of Branches	Deposit Market Share Rank
Bloomington, Indiana	7	1
Adrian, Michigan	9	1
North Vernon, Indiana	1	1
Evansville, Indiana	18	2
Terre Haute, Indiana	7	2
Jasper, Indiana	6	2
Columbus, Indiana	5	2
Vincennes, Indiana	3	2
Washington, Indiana	2	2
Madisonville, Kentucky	2	3
Seymour, Indiana	2	3
Madison, Indiana	1	3

Source:      FDIC

ACQUISITION AND DIVESTITURE STRATEGY

Since the formation of Old National in 1982, we have acquired over 50 financial institutions and other financial services businesses. Future acquisitions and divestitures will be driven by a disciplined financial process and will be consistent with the existing focus on community banking, client relationships and consistent quality earnings. Targeted geographic markets for acquisitions include mid-size markets with average to above average growth rates.

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

On July 12, 2013, Old National acquired 24 bank branches from Bank of America in a cash transaction. Old National paid a deposit premium of 2.94%. The acquisition doubled Old National’s presence in the South Bend/Elkhart, Indiana area and provided an entry into southwest Michigan.

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

On July 31, 2014, Old National acquired United through a stock and cash merger. United was a Michigan bank holding company with United Bank & Trust as its wholly-owned subsidiary. Headquartered in Ann Arbor, Michigan, United operated 18 banking centers and had approximately $688 million in trust assets under management as of June 30, 2014. Pursuant to the merger agreement, the shareholders of United received approximately 9.1 million shares of Old National common stock valued at approximately $122.0 million, and the assumption of United’s options and stock appreciation rights, valued at $1.8 million. Old National recorded assets with a fair value of approximately $952.7 million, including $632.0 million of loans, as well as $763.7 million of deposits. This acquisition added 18 branches in Ann Arbor, Michigan and the surrounding area, doubling our presence in this state.

On November 1, 2014, Old National acquired LSB through a stock and cash merger. LSB was savings and loan holding company with Lafayette Savings Bank as its wholly-owned subsidiary. LSB was the largest bank headquartered in Lafayette, Indiana and operated five full-service banking centers. Pursuant to the merger agreement, the shareholders of LSB received approximately 3.6 million shares of Old National common stock valued at approximately $51.8 million. Old National recorded assets with a fair value of approximately $381.4 million, including $235.4 million of loans, as well as $292.1 million of deposits. This acquisition added five branches in Lafayette, Indiana.

On January 1, 2015, Old National acquired Grand Rapids, Michigan-based Founders Financial Corporation (“Founders”) through a stock and cash merger. Founders was a bank holding company with Founders Bank & Trust as its wholly-owned subsidiary. Founders Bank & Trust operated four full-service banking centers in Kent County. Pursuant to the merger agreement, the shareholders of Founders received approximately 3.4 million shares of Old National common stock valued at approximately $50.6 million. Old National recorded assets with a fair value of approximately $509.0 million, including $339.6 million of loans, as well as $376.7 million of deposits.

Over the past decade, we have transitioned our footprint into higher growth markets and opportunistically will continue to do so. We believe we have the right people and the right products in the right markets, with strong leadership in place.

Divestitures

On August 14, 2015, Old National divested its southern Illinois region (twelve branches) along with four branches in eastern Indiana and one in Ohio. At closing, the purchasers assumed loans of $193.6 million and deposits of $555.8 million. Old National recorded a net pre-tax gain of $15.6 million in connection with the divestitures, which included a deposit premium of $19.3 million, goodwill allocation of $3.8 million, and $0.9 million of other transaction expenses. See Note 14 to the consolidated financial statements for discussion on the change to deferred tax assets due to the reduction of our presence in Illinois.

In addition, the Company consolidated 23 branches throughout the Old National franchise during 2015 based on an ongoing assessment of our service and delivery network and on our goal to continue to move our franchise into stronger growth markets.

Pending Acquisitions

On January 12, 2016, Old National announced that it had entered into an agreement to acquire Madison, Wisconsin-based Anchor BanCorp Wisconsin Inc. (“Anchor”) through a stock and cash merger. Anchor is a savings and loan holding company with AnchorBank, fsb (“AnchorBank”) as its wholly-owned subsidiary. AnchorBank operates 46 banking centers, including 32 banking centers in the Madison, Milwaukee, and Fox Valley triangle. At September 30, 2015, AnchorBank reported total assets of $2.2 billion and $1.8 billion of deposit liabilities. Pursuant to the merger agreement, shareholders of Anchor may elect to receive either 3.5505 shares of Old National common stock or $48.50 in cash for each share of Anchor they hold, subject to no more than 40% of the outstanding shares of Anchor may receive cash. Based on Old National’s 10-day average closing share price through January 8, 2016 of $13.34, this represents a total transaction value of approximately $461 million. The transaction value is likely to change until closing due to fluctuations in the price of Old National common stock and is also subject to adjustment under certain limited circumstances as provided in the merger agreement. The transaction remains subject to regulatory approval and the vote of Anchor shareholders. The transaction is anticipated to close in the second quarter of 2016.

COMPETITION

The banking industry and related financial service providers operate in a highly competitive market. Old National competes with financial service providers such as local, regional, and national banking institutions, savings and loan associations, credit unions, finance companies, investment brokers, and mortgage banking companies. In addition, Old National’s non-bank services face competition with asset managers and advisory services, money market and mutual fund companies, and insurance agencies.

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

and it may have an adverse impact on its financial performance and growth opportunities. Provisions in the legislation that affect the payment of interest on demand deposits and collection of interchange fees increased the costs associated with certain deposits and placed limitations on certain revenues those deposits generate.

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

The final text of the Volcker Rule contained provisions to the effect that collateralized debt obligations (“CDOs”), including pooled trust preferred securities, would have to be sold prior to July 15, 2015. The practical implication of this rule provision, which was not expected by the industry, was that those instruments could no longer be accorded “held-to-maturity” accounting treatment but would have to be switched to “available-for-sale” accounting, and that all covered CDOs, regardless of the accounting classification, would need to be adjusted to fair value through an other-than-temporary impairment non-cash charge to earnings. On January 14, 2014, federal banking agencies released an interim final rule regarding the Volcker Rule’s impact on trust preferred CDOs, which included a nonexclusive list of CDOs backed by trust preferred securities that depository institutions will be permitted to continue to hold. All of the trust preferred securities owned by Old National are on this list and held as “available-for-sale”. However, Old National does have one mutual fund totaling $0.8 million that will have to be divested. In December 2014, the Federal Reserve granted a one year extension on divestiture to July 2016. The Federal Reserve also announced its intention to grant an additional one year extension of the conformance period to July 2017. Any unrealized losses associated with these instruments have already impacted our capital.

The Durbin Amendment. The Dodd-Frank Act included provisions (the “Durbin Amendment”) which restrict interchange fees to those which are “reasonable and proportionate” for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing. The Federal Reserve issued final rules implementing the Durbin Amendment on June 29, 2011. In the final rules, interchange fees for debit card transactions were capped at $0.21 plus five basis points in order to be eligible for a safe harbor such that the fee is conclusively determined to be reasonable and proportionate. The interchange fee restrictions contained in the Durbin Amendment, and the rules promulgated thereunder, apply to debit card issuers with $10 billion or more in total consolidated assets. We exceeded $10 billion in assets during the second quarter of 2014 and became subject to these interchange fee restrictions beginning July 1, 2015. The Durbin Amendment negatively impacted debit card and ATM fees by approximately $5.4 million, pre-tax, in the second half of 2015.

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

Capital and Liquidity Requirements. Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines. The Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Comptroller of the Currency (“OCC”) have adopted risk-based capital ratio guidelines to which depository institutions under their respective supervision, including Old National Bank, are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk-weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. Old National’s banking affiliate, Old National Bank, exceeded all risk-based minimum capital requirements of the FDIC and OCC as of December 31, 2015. For Old National’s regulatory capital ratios and regulatory requirements as of December 31, 2015 and 2014, see Note 23 to the consolidated financial statements.

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

The Basel III Capital Rules introduced a new capital measure “Common Equity Tier 1” (“CET1”). The rules specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements. CET1 capital consists of common stock instruments that meet the eligibility criteria in the final rules, retained earnings, accumulated other comprehensive income, and common equity Tier 1 minority interest. The rules also define CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1, and not to the other components of capital. They also expand the scope of the adjustments as compared to existing regulations.

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

The Basel III Capital Rules provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, Old National and Old National Bank are given a one-time election (the “Opt-out Election”) to filter certain accumulated other comprehensive income (“AOCI”) components, comparable to the treatment under the current general risk-based capital rule. The Company choose the AOCI Opt-out Election on the March 31, 2015 Call Report and FR Y-9C for Old National Bank and Old National, respectively.

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased-in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

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

Management believes that, as of December 31, 2015, Old National and Old National Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income.

The final Basel III Capital Rules were effective for Old National on January 1, 2015. The final rules permit banks with less than $15 billion in assets to continue to treat trust preferred securities as Tier 1 capital. This treatment is permanently grandfathered as Tier 1 capital even if Old National should ever exceed $15 billion assets due to organic growth. Should Old National exceed $15 billion in assets as the result of a merger or acquisition, then the Tier 1 treatment of its outstanding trust preferred securities will be phased out, but those securities will still be treated as Tier 2 capital. The final rule also permits banks with less than $250 billion in assets to choose to continue excluding unrealized gains and losses on certain securities holdings for purposes of calculating regulatory capital. The Company chose the Opt-out Election in its March 31, 2015 Call Report. The rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of CET1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.

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

Management believes that, as of December 31, 2015, Old National Bank would meet the LCR requirement under the Basel III on a fully phased-in basis if such requirements were currently effective. Management’s evaluation of the impact of the NSFR requirement is ongoing as of December 31, 2015. Requirements to maintain higher levels of liquid assets could adversely impact the Company’s net income.

Stress Tests. The Dodd-Frank Act mandates company-run stress test requirements for U.S. bank holding companies with total consolidated assets of $10 billion to $50 billion. The objective of the stress test is to ensure that the financial institution has capital planning processes that account for its unique risks, and to help ensure that the institution has sufficient capital to continue operations throughout times of economic and financial stress. The stress tests are conducted with baseline, adverse and severely adverse economic scenarios. The final stress test rule defines total consolidated assets as the average of the institution’s total consolidated assets over the four most recent consecutive quarters as reported in the institution’s Call Report. An institution must comply with the stress test requirements beginning with the stress test cycle that commences in the calendar year after the year in which the institution meets the asset threshold. Old National’s consolidated assets exceeded $10 billion in the second quarter of 2014, and Old National will be required to submit a stress test report in 2016. Requirements to maintain higher levels of capital or liquidity to address potential adverse stress scenarios could adversely impact the Company’s net income.

Prompt Corrective Action Regulations. The Federal Deposit Insurance Act (the “FDIA”) requires, among other things, federal bank regulatory authorities to take “prompt corrective action” with respect to banks which do not meet minimum capital requirements. Under current prompt corrective action regulations, a bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

The Basel III Capital Rules revised the “prompt corrective action” regulations pursuant to Section 38 of the FDIA, by:

•	introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status;

•	increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 risk-based capital ratio for well-capitalized status being 8.0% (as compared to the previous 6.0%); and

•	eliminating the provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0% leverage ratio and still be well-capitalized.

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

Management believes that, as of December 31, 2015, Old National Bank was “well capitalized” based on the aforementioned existing ratios and the ratios as modified by the Basel III Capital Rules.

Deposit Insurance. Substantially all of the deposits of Old National Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and Old National Bank is subject to deposit insurance assessments to maintain the DIF. Deposit insurance assessments are based on average consolidated total assets minus average tangible equity. Under the FDIC’s risk-based assessment system, insured institutions with at least $10 billion in assets, such as Old National Bank, are assessed on the basis of a scoring system that combines the institution’s regulatory ratings and certain financial measures. The scoring system assesses risk measures to produce two scores, a performance score and a loss severity score, that will be combined and converted to an initial assessment rate.

The performance score measures an institution’s financial performance and its ability to withstand stress. The loss severity score quantifies the relative magnitude of potential losses to the FDIC in the event of an institution’s failure. Once the performance and loss severity scores are calculated, these scores will be converted to a total score. An institution with a total score of 30 or less will pay the minimum base assessment rate, and an institution with a total score of 90 or more will pay the maximum initial base assessment rate. For total scores between 30 and 90, initial base assessment rates will rise at an increasing rate as the total score increases. The FDIC has the authority to raise or lower assessment rates, subject to limits, and to impose special additional assessments.

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

Loans to One Borrower. Old National Bank generally may not make loans or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2015, Old National Bank was in compliance with the loans-to-one-borrower limitations.

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

Community Reinvestment Act. The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings that must be publicly disclosed. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering approval of certain applications. Old National Bank received a rating of “outstanding” in its latest CRA examination for the period ended December 31, 2012.

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

Anti-Money Laundering and the USA Patriot Act. A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations on financial institutions, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

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

Federal Home Loan Bank System. Old National Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”), Old National Bank is required to acquire and hold shares of capital stock of the FHLBI in an amount at least equal to the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. For Old National Bank, the membership stock purchase requirement is 1.0% of the Mortgage-Related Assets, as defined by the FHLBI, which consists principally of residential mortgage loans and mortgage-backed securities, held by Old National Bank. The activity-based stock purchase requirement is equal to the sum of: (1) a specified percentage ranging from 2.0% to 5.0%, which for Old National Bank is 5.0%, of outstanding borrowings from the FHLBI; (2) a specified percentage ranging from 0.0% to 5.0%, which for Old National Bank is 3.0%, of the outstanding principal balance of Acquired Member Assets, as defined by the FHLBI, and delivery commitments for Acquired Member Assets; (3) a specified dollar amount related to certain off-balance sheet items, which for Old National Bank is inapplicable; and (4) a specified percentage ranging from 0.0% to 5.0% of the carrying value on the FHLBI’s balance sheet of derivative contracts between the FHLBI and Old National Bank, which for Old National Bank is inapplicable. The FHLBI can adjust the specified percentages and dollar amount from time to time within the ranges established by the FHLBI capital plan. As of December 31, 2015, Old National Bank was in compliance with the minimum stock ownership requirement.

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

Old National operates in a highly regulated environment and is subject to extensive regulation, supervision and examination by, among others, the OCC, the FDIC, the CFPB, the Federal Reserve and the State of Indiana. Such regulation and supervision of the activities in which an institution may engage is primarily intended for the protection of the depositors and federal deposit insurance funds. In addition, the Treasury has certain supervisory and oversight duties and responsibilities under EESA and the CPP. See “Business - Supervision and Regulation” herein. Applicable laws and regulations may change, and such changes may adversely affect Old National’s business. The Dodd-Frank Act, enacted in July 2010, mandated the most wide-ranging overhaul of financial industry regulation in decades. This legislation, among other things, weakened federal preemption of state consumer protection laws and established the CFPB with broad authority to administer and enforce a new federal regulatory framework of consumer financial regulation, including consumer mortgage banking. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on Old National. Nevertheless, Old National expects the Dodd-Frank Act, including current and future rules implementing its provisions and the interpretations of those rules, will have a detrimental impact on revenues and expenses, require Old National to change certain of its business practices, intensify the regulatory supervision of Old National and the financial services industry, increase Old National’s capital requirements and impose additional assessments and costs on Old National. In addition, certain provisions in the legislation that had not previously applied to Old National became effective as Old National and its consolidated assets increased to over $10 billion in June 2014. This includes oversight by the CFPB and a requirement to submit our first stress test report in 2016. Requirements to maintain higher levels of capital or liquidity to address potential adverse stress scenarios could adversely impact the Company’s net income.

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

If Old National fails to meet regulatory capital requirements which may require heightened capital, we may be forced to raise capital or sell assets.

Old National is subject to regulations that require us to satisfy certain capital ratios, such as the ratio of our Tier 1 capital to our risk-based assets. Both the Dodd-Frank Act, which reformed the regulation of financial institutions in a comprehensive manner, and the Basel III regulatory capital reforms, which increase both the amount and quality of capital that financial institutions must hold, will impact our capital requirements. Specifically, in July 2013, the U.S. federal banking authorities approved the implementation of the Basel III Rule. The Basel III Rule is applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and saving and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million). The Basel III Rule not only increases most of the required minimum regulatory capital ratios, it introduces a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer. The Basel III Rule also expands the current definition of capital by establishing additional criteria that capital instruments must meet to be considered Additional Tier 1 Capital (i.e., Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that now generally qualify as Tier 1 Capital will not qualify or their qualifications will change when the Basel III Rule is fully implemented. The Basel III Rule has maintained the general structure of the current prompt corrective action thresholds while incorporating the increased requirements, including the Common Equity Tier 1 Capital ratio. In order to be a “well-capitalized” depository institution under the new regime, an institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more, a Tier 1 Capital ratio of 8% or more, a Total Capital ratio of 10% or more, and a leverage ratio of 5% or more. Institutions must also maintain a capital conservation buffer consisting of Common Equity Tier 1 Capital. Financial institutions became subject to the Basel III Rule on January 1, 2015 with a phase-in period through 2019 for many of the changes. If we are unable to satisfy these heightened regulatory capital requirements, due to a decline in the value of our loan portfolio or otherwise, we will be required to improve such capital ratios by either raising additional capital or by disposing of assets. If we choose to dispose of assets, we cannot be certain that we will be able to do so at prices that we believe to be appropriate, and our future operating results could be negatively affected. If we choose to raise additional capital, we may accomplish this by selling additional shares of common stock, or securities convertible into or exchangeable for common stock, which could significantly dilute the ownership percentage of holders of our common stock and cause the market price of our common stock to decline. Additionally, events or circumstances in the capital markets generally may increase our capital costs and impair our ability to raise capital at any given time.

A reduction in our credit rating could adversely affect our business and/or the holders of our securities.

The credit rating agencies rating our indebtedness regularly evaluate Old National and Old National Bank, and credit ratings are based on a number of factors, including our financial strength and ability to generate earnings, as well as factors not entirely within our control, including conditions affecting the financial services industry and the economy and changes in rating methodologies. There can be no assurance that we will maintain our current credit ratings. A downgrade of the credit ratings of Old National or Old National Bank could adversely affect our access to liquidity and capital, and could significantly increase our cost of funds, and decrease the number of investors and counterparties willing to lend to us or purchase our securities. This could affect our growth, profitability and financial condition, including liquidity.

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

A failure or breach, including cyber-attacks, of our operational or security systems, could disrupt our business, result in the disclosure of confidential information, damage our reputation and create significant financial and legal exposure.

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

We rely on third party vendors, which could expose Old National to additional risk.

Third party vendors provide key components of our business infrastructure, including certain data processing and information services. On our behalf, third parties may transmit confidential, propriety information. Although we require third party providers to maintain certain levels of information security, such providers may remain vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious attacks that could ultimately compromise sensitive information. While we may contractually limit our liability in connection with attacks against third party providers, Old National remains exposed to the risk of loss associated with such vendors. In addition, a number of our vendors are large national entities with dominant market presence in their respective fields. Their services could prove difficult to replace in a timely manner if a failure or other service interruption were to occur. Failures of certain vendors to provide contracted services could adversely affect our ability to deliver products and services to our customers and cause us to incur significant expense.

Changes in economic or political conditions could adversely affect Old National’s earnings, as the ability of Old National’s borrowers to repay loans, and the value of the collateral securing such loans, decline.

Old National’s success depends, to a certain extent, upon economic or political conditions, local and national, as well as governmental monetary policies. Conditions such as recession, unemployment, changes in interest rates, inflation, money supply and other factors beyond Old National’s control may adversely affect its asset quality, deposit levels and loan demand and, therefore, Old National’s earnings. Because Old National has a significant amount of commercial real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of Old National’s borrowers to make timely repayments of their loans, which would have an adverse impact on Old National’s earnings. In addition, substantially all of Old National’s loans are to individuals and businesses in Old National’s market area. Consequently, any economic decline in Old National’s primary market areas, which include Indiana, Kentucky, and Michigan, could have an adverse impact on Old National’s earnings.

Old National continually encounters technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Old National’s future success depends, in part, upon its ability to address customer needs by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in Old National’s operations. Old National may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could negatively affect Old National’s growth, revenue, and profit.

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

Financial institutions are inherently exposed to fraud risk. A fraud can be perpetrated by a customer of Old National, an employee, a vendor, or members of the general public. We are most subject to fraud and compliance risk in connection with the origination of loans, ACH transactions, wire transactions, ATM transactions, and checking transactions. Our largest fraud risk, associated with the origination of loans, includes the intentional misstatement of information in property appraisals or other underwriting documentation provided to us by third parties. Compliance risk is the risk that loans are not originated in compliance with applicable laws and regulations and our standards. There can be no assurance that we can prevent or detect acts of fraud or violation of law or our compliance standards by the third parties that we deal with. Repeated incidences of fraud or compliance failures would adversely impact the performance of our loan portfolio.

Risks Related to Old National’s Business

Acquisitions may not produce revenue enhancements or cost savings at levels or within timeframes originally anticipated and may result in unforeseen integration difficulties and dilution to existing shareholder value.

We have acquired, and expect to continue to acquire, other financial institutions or parts of those institutions in the future, and we may engage in de novo branch expansion. We may also consider and enter into new lines of business or offer new products or services.

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

Old National’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services that Old National offers, is highly dependent upon the business environment in the markets where Old National operates and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters, terrorist acts, or a combination of these or other factors.

Although the domestic economy has been in the recovery phase since 2009, the recovery is modest and there can be no assurance that the economy will not enter into another recession, whether in the near term or long term. Continuation of the slow recovery or another economic downturn or sustained, high unemployment levels may negatively impact our operating results and have a negative effect on the ability of our borrowers to make timely repayments of their loans increasing the risk of loan defaults and losses.

If Old National’s actual loan losses exceed Old National’s allowance for loan losses, Old National’s net income will decrease.

Old National makes various assumptions and judgments about the collectibility of Old National’s loan portfolio, including the creditworthiness of Old National’s borrowers and the value of the real estate and other assets serving as collateral for the repayment of Old National’s loans. Despite Old National’s underwriting and monitoring practices, the effect of a declining economy could negatively impact the ability of Old National’s borrowers to repay loans in a timely manner and could also negatively impact collateral values. As a result, Old National may experience significant loan losses that could have a material adverse effect on Old National’s operating results. Since Old National must use assumptions regarding individual loans and the economy, Old National’s current allowance for loan losses may not be sufficient to cover actual loan losses. Old National’s assumptions may not anticipate the severity or duration of the current credit cycle; and Old National may need to significantly increase Old National’s provision for losses on loans if one or more of Old National’s larger loans or credit relationships becomes delinquent or if Old National expands its commercial real estate and commercial lending. In addition, federal and state regulators periodically review Old National’s allowance for loan losses and may require Old National to increase the provision for loan losses or recognize loan charge-offs. Material additions to Old National’s allowance would materially decrease Old National’s net income. There can be no assurance that Old National’s monitoring procedures and policies will reduce certain lending risks or that Old National’s allowance for loan losses will be adequate to cover actual losses.

Old National’s loan portfolio includes loans with a higher risk of loss.

Old National Bank originates commercial real estate loans, commercial loans, agricultural real estate loans, agricultural loans, consumer loans, and residential real estate loans primarily within Old National’s market areas. Commercial real estate, commercial, consumer, and agricultural real estate and operating loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. These loans also have greater credit risk than residential real estate for the following reasons:

•	Commercial Real Estate Loans. Repayment is dependent upon income being generated in amounts sufficient to cover operating expenses and debt service.

•	Commercial Loans. Repayment is dependent upon the successful operation of the borrower’s business.

•	Consumer Loans. Consumer loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.

•	Agricultural Loans. Repayment is dependent upon the successful operation of the business, which is greatly dependent on many things outside the control of either Old National Bank or the borrowers. These factors include weather, input costs, commodity and land prices, and interest rates.

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

The processes that we use to estimate probable loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depend upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If our models for determining interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If our models for determining probable loan losses are inadequate, the allowance for loan losses may not be sufficient to support future charge-offs. If our models to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition, and results of operations.

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

In our market area, Old National encounters significant competition from other commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies securities brokerage firms, insurance companies, money market mutual funds, and other financial intermediaries. Our competitors may have substantially greater resources and lending limits than Old National does and may offer services that Old National does not or cannot provide. Old National’s profitability depends upon Old National’s continued ability to compete successfully in Old National’s market area.

Our business could suffer if we fail to attract and retain skilled people.

Our success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities we engage in can be intense. We may not be able to hire the best people or to keep them. The loss of any of our key personnel or an inability to continue to attract, retain, and motivate key personnel could adversely affect our business.

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

Old National has traditionally paid a quarterly dividend to common stockholders. The payment of dividends is subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on Old National’s earnings, capital requirements, financial condition, and other factors considered relevant by Old National’s Board of Directors.

Old National is an entity separate and distinct from Old National Bank. The Bank conducts most of our operations and Old National depends upon dividends from the Bank to service its debt and to pay dividends to Old National’s shareholders. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition including liquidity and capital adequacy of the Bank and other factors, that the OCC could assert that the payment of dividends or other payments is an unsafe or unsound practice. In addition, the payment of dividends by our other subsidiaries is also subject to the laws of the subsidiary’s state of incorporation, and regulatory capital and liquidity requirements applicable to such subsidiaries. At December 31, 2015, the Bank could pay dividends of $100.2 million without prior regulatory approval. In the event that the Bank was unable to pay dividends to us, we in turn would likely have to reduce or stop paying dividends on our Common Stock. Our failure to pay dividends on our Common Stock could have a material adverse effect on the market price of our Common Stock. See “Business — Supervision and Regulation — Dividend Limitations” and Note 23 to the consolidated financial statements.

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

As previously noted, the Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total assets, including compliance with portions of the Federal Reserve’s enhanced prudential oversight requirements and annual stress testing requirements. Compliance with the annual stress testing requirements, part of which must be publicly disclosed, may also be negatively interpreted by the market generally or our customers and, as a result, may adversely affect our stock price or our ability to retain our customers or effectively compete for new business opportunities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2015, Old National and its affiliates operated a total of 160 banking centers, primarily in the states of Indiana, Kentucky, and Michigan. Of these facilities, 67 were owned.

Impacting the number of the Company’s branch properties in 2015 was the acquisition of Founders (4 branches), the divestiture of its southern Illinois region (12 branches) and 4 branches in eastern Indiana and 1 in Ohio, and the consolidation of 23 branches throughout the franchise. In addition, we purchased 14 branches in 2015 that we had previously leased.

The executive offices of Old National are located at 1 Main Street, Evansville, Indiana. This building, which houses Old National’s general corporate functions, is leased from an unaffiliated third party. The lease term expires December 31, 2031, and provides for the tenant’s option to extend the term of the lease for four five-year periods. In addition, we lease 93 financial centers from unaffiliated third parties. The terms of these leases range from six months to twenty-four years. See Note 21 to the consolidated financial statements.

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

On July 23, 2015, the Indiana Supreme Court declined to accept transfer of the case. Thereafter, the case returned to the trial court for further proceedings on the sole remaining count.

The trial court set the case for trial on May 9, 2016 along with various other case management deadlines. On January 11, 2016, Old National filed its second Motion for Summary Judgment addressing the issues discussed in the Court of Appeals opinion. Simultaneously, other deadlines relating to, among other things, witness and exhibit disclosures and expert disclosures were approaching which presented the parties an opportunity to evaluate the pending case. Though Old National continues to expressly deny any wrongdoing, it is anticipated that during the first quarter of 2016, Old National will enter into a settlement agreement with plaintiffs providing for a cash payment from Old National in the amount of $4,750,000 in exchange for a full release and dismissal of plaintiffs’ complaint. By entering into the settlement agreement, Old National has not admitted any liability with respect to the lawsuit. The settlement amount has been accrued for in the December 31, 2015 financial statements.

Following notice of the settlement to the class participants, the settlement agreement will be subject to Circuit Court approval which is expected to be sought in either the second or third quarter of 2016. Although Old National cannot guarantee that the Circuit Court will approve the settlement agreement, Old National believes it is reasonably likely that the settlement agreement will be approved. In the event that the settlement agreement is not approved by the Circuit Court or is otherwise rejected it is likely that the bench trial currently set for May 9, 2016 through May 13, 2016 will be reset by the Circuit Court for a later date.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Old National’s common stock is traded on the NASDAQ Stock Market (“NASDAQ”) under the ticker symbol ONB. Prior to August 14, 2013, Old National’s common stock was traded on the New York Stock Exchange (“NYSE”). The following table lists the high and low closing sales prices as reported by the NASDAQ, share volume, and dividend data for 2015 and 2014:

	Price Per Share		Share Volume	Dividend Declared
	High	Low
2015
First Quarter	$14.63	$13.29	39,532,157	$0.12
Second Quarter	14.84	13.46	35,091,031	0.12
Third Quarter	14.84	13.26	36,742,644	0.12
Fourth Quarter	14.94	13.42	52,015,374	0.12

2014
First Quarter	$15.20	$13.05	39,214,689	$0.11
Second Quarter	15.14	13.35	39,772,681	0.11
Third Quarter	14.56	12.97	46,669,622	0.11
Fourth Quarter	15.02	12.29	41,844,652	0.11

There were 29,882 shareholders of record as of December 31, 2015. Old National declared cash dividends of $0.48 per share during the year ended December 31, 2015 and $0.44 per share during the year ended December 31, 2014. Old National’s ability to pay cash dividends depends primarily on cash dividends received from Old National Bank. Dividend payments from Old National Bank are subject to various regulatory restrictions. See Note 23 to the consolidated financial statements for additional information.

The following table summarizes the purchases of equity securities made by Old National during the fourth quarter of 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/01/15 - 10/31/15	359	$13.80	—	306,230
11/01/15 - 11/30/15	134,171	14.00	134,171	172,059
12/01/15 - 12/31/15	177,288	13.95	172,059	—

Total	311,818	$13.97	306,230	—

On July 23, 2015, the Board of Directors of the Company approved the adoption of a new stock repurchase plan to replace the stock repurchase plan previously adopted on October 23, 2014 which superseded the plan adopted on January 23, 2014. Under the new plan, the Company is authorized to purchase up to 7.0 million shares of the Company’s common stock through January 31, 2016. These shares may be purchased from time to time in either the open market or in privately negotiated transactions, in accordance with SEC regulations. The Company completed the previously announced stock repurchase plan of 7.0 million shares in December 2015. During the twelve months ended December 31, 2015, Old National also repurchased a limited number of shares associated with employee share-based incentive programs.

On January 28, 2016, the Board of Directors declared a quarterly cash dividend of $0.13 per common share, an increase from the $0.12 paid on December 15, 2015. The Board of Directors did not authorize a new stock repurchase plan for 2016.

EQUITY COMPENSATION PLAN INFORMATION

The following table contains information concerning the 2008 Equity Incentive Plan approved by security holders, as of December 31, 2015.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,228,796	$14.45	4,912,159

Equity compensation plans not approved by security holders	—	—	—

Total	2,228,796	$14.45	4,912,159

At December 31, 2015, 4.9 million shares remain available for issuance under the 2008 Equity Incentive Plan.

The following table compares cumulative five-year total shareholder returns, assuming reinvestment of dividends, for our common stock to cumulative total returns of a broad-based equity market index and two published industry indices. The comparison of shareholder returns (change in December year end stock price plus reinvested dividends) for each of the periods assumes that $100 was invested on December 31, 2010, in common stock of each of the Company, the S&P Small Cap 600 Index, the NYSE Financial Index and the SNL Bank and Thrift Index with investment weighted on the basis of market capitalization.

ITEM 6.	SELECTED FINANCIAL DATA

(dollars in thousands, except per share data)	2015	2014	2013	2012	2011
Operating Results
Net interest income	$366,116	$366,370	$317,424	$308,757	$272,873
Conversion to fully taxable equivalent (1)	19,543	16,999	16,876	13,188	11,821

Net interest income - tax equivalent basis	385,659	383,369	334,300	321,945	284,694
Provision for loan losses	2,923	3,097	(2,319)	5,030	7,473
Noninterest income	230,632	165,129	184,758	189,816	182,883
Noninterest expense	430,932	386,438	361,984	365,758	348,521
Net income	116,716	103,667	100,920	91,675	72,460
Common Share Data (2)
Weighted average diluted shares	116,255	108,365	101,198	96,833	94,772
Net income (diluted)	$1.00	$0.95	$1.00	$0.95	$0.76
Cash dividends	0.48	0.44	0.40	0.36	0.28
Common dividend payout ratio (3)	47.60	46.48	39.91	37.80	36.59
Book value at year-end	13.05	12.54	11.64	11.81	10.92
Stock price at year-end	13.56	14.88	15.37	11.87	11.65
Balance Sheet Data (at December 31)
Loans (4)	$6,962,215	$6,531,691	$5,090,669	$5,209,185	$4,771,731
Total assets	11,991,527	11,646,051	9,581,744	9,543,623	8,609,683
Deposits	8,400,860	8,490,664	7,210,903	7,278,953	6,611,563
Other borrowings	1,291,747	918,602	556,388	237,493	290,774
Shareholders’ equity	1,491,170	1,465,764	1,162,640	1,194,565	1,033,556
Performance Ratios
Return on average assets (ROA)	0.98%	0.99%	1.05%	1.04%	0.86%
Return on average common shareholders’ equity (ROE)	7.88	7.91	8.54	8.34	7.24
Average equity to average assets	12.42	12.57	12.33	12.49	11.94
Net interest margin (5)	3.72	4.22	4.02	4.23	3.87
Efficiency ratio (6)	68.65	70.03	68.61	71.83	73.80
Asset Quality (7)
Net charge-offs (recoveries) to average loans	(0.02)%	0.04%	0.10%	0.17%	0.49%
Allowance for loan losses to ending loans	0.75	0.76	0.93	1.05	1.22
Allowance for loan losses	$52,233	$47,849	$47,145	$54,763	$58,060
Underperforming assets (8)	160,072	170,535	165,656	302,643	340,543
Allowance for loan losses to nonaccrual loans (9)	39.46%	33.97%	36.71%	21.53%	19.47%
Allowance for loan losses to nonaccrual loans - excluding covered loans (9)	41.02	35.23	43.19	32.61	49.53
Other Data
Full-time equivalent employees	2,652	2,938	2,608	2,684	2,551
Branches and financial centers	160	195	169	180	183

(1)	Calculated using the federal statutory tax rate in effect of 35% for all periods adjusted for the TEFRA interest disallowance applicable to certain tax-exempt obligations.
(2)	Diluted data assumes the exercise of stock options and the vesting of restricted stock.
(3)	Cash dividends divided by net income.
(4)	Includes loans and finance leases held for sale.
(5)	Defined as net interest income on a tax equivalent basis as a percentage of average earning assets.
(6)	Defined as noninterest expense before amortization of intangibles as a percent of fully taxable equivalent net interest income and noninterest income, excluding net gains from securities transactions. This presentation excludes intangible amortization and net securities gains, as is common in other company disclosures, and better aligns with true operating performance.
(7)	Excludes loans and finance leases held for sale.
(8)	Includes nonaccrual loans, renegotiated loans, loans 90 days past due still accruing and other real estate owned. Includes $12.4 million, $24.4 million, $45.5 million, $130.1 million, and $215.7 million of covered assets in 2015, 2014, 2013, 2012, and 2011, respectively, acquired in an FDIC assisted transaction, which are covered by loss sharing agreements with the FDIC providing for specified loss protection.
(9)	Includes approximately $15.9 million, $41.2 million, $38.3 million, $156.8 million, and $201.3 million for 2015, 2014, 2013, 2012, and 2011, respectively, of purchased credit impaired loans that are categorized as nonaccrual because the collection of principal or interest is doubtful. These loans are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of our results of operations for the fiscal years ended December 31, 2015, 2014, and 2013, and financial condition as of December 31, 2015 and 2014. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes. This discussion contains forward-looking statements concerning our business. Readers are cautioned that, by their nature, forward-looking statements are based on estimates and assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from our expectations that are expressed or implied by any forward-looking statement. The discussion in Item 1A, “Risk Factors,” lists some of the factors that could cause our actual results to vary materially from those expressed or implied by any forward-looking statements, and such discussion is incorporated into this discussion by reference.

GENERAL OVERVIEW

Old National is the largest financial holding company incorporated in the state of Indiana and maintains its principal executive offices in Evansville, Indiana. Old National, through Old National Bank, provides a wide range of services, including commercial and consumer loan and depository services, and other traditional banking services. Old National also provides services to supplement the traditional banking business including fiduciary and wealth management services, investment and brokerage services, investment consulting, insurance, and other financial services.

Our basic mission is to be THE community bank in the cities and towns we serve. We focus on establishing and maintaining long-term relationships with customers, and are committed to serving the financial needs of the communities in our market area. Old National provides financial services primarily in Indiana, Kentucky, and Michigan.

CORPORATE DEVELOPMENTS IN FISCAL 2015

In 2015, we took a “pause” from acquisition activity and focused on the execution of our business strategy. We generated solid loan growth throughout our footprint and drove positive results in our Wealth Management, Investments, and Insurance product lines. We also made good progress on our expense management goals. Total revenues increased to $596.7 million, or 12%, from $531.5 million in 2014 and noninterest expenses remained well controlled, increasing to $430.9 million, or 12%, from $386.4 million in 2014. Net income for 2015 was $116.7 million, which compares favorably to 2014 net income of $103.7 million. Diluted earnings per share were $1.00 per share in 2015, compared to $0.95 in 2014.

BUSINESS OUTLOOK

A slowing Chinese economy and lingering uncertainty about the Federal Reserve’s timeline to normalize interest rates may continue to pose challenges for 2016 revenue growth. However, despite those headwinds, we are seeing positive catalysts for growth. Lower energy costs have been a welcome development for consumers and manufacturers, labor market conditions continue to improve, and consumer confidence remains elevated.

Our focus for 2016 will be much like our focus in 2015, as we execute on our revenue growth and expense management strategy. We have transitioned our footprint into higher growth markets and opportunistically will continue to do so. We believe we have the right people and the right products in the right markets, with strong leadership in place. Core revenue growth, improvement in our operating leverage, and the prudent use of capital will remain priorities.

In addition, subsequent to year-end, we announced our entry into several vibrant new markets in Wisconsin. With 46 branches and $2.2 billion in assets, Anchor BanCorp Wisconsin Inc. will further distance us from $10 billion and give us a presence in the demographically attractive Wisconsin markets of Madison, Fox Valley, and Milwaukee. The transaction is subject to regulatory approval and customary closing conditions and is expected to close during the second quarter of 2016.

RESULTS OF OPERATIONS

The following table sets forth certain income statement information of Old National for the years ended December 31, 2015, 2014, and 2013:

(dollars in thousands)	2015	2014	2013
Income Statement Summary:
Net interest income	$366,116	$366,370	$317,424
Provision for loan losses	2,923	3,097	(2,319)
Noninterest income	230,632	165,129	184,758
Noninterest expense	430,932	386,438	361,984
Other Data:
Return on average common equity	7.88%	7.91%	8.54%
Efficiency ratio (1)	68.65%	70.03%	68.61%
Tier 1 leverage ratio	8.54%	8.79%	8.92%
Net charge-offs (recoveries) to average loans	(0.02)%	0.04%	0.10%

(1)	Efficiency ratio is defined as noninterest expense before amortization of intangibles as a percent of fully taxable net interest income and noninterest income, excluding net gains from securities transactions. This presentation excludes intangible amortization and net securities gains, as is common in other company disclosures, and better aligns with true operating performance. This is a non-GAAP financial measure that management believes to be helpful in understanding Old National’s results of operations.

Comparison of Fiscal Years 2015 and 2014

Net Interest Income

Net interest income is the most significant component of our earnings, comprising over 61% of 2015 revenues. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from client deposits generally costs less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

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

(dollars in thousands)	2015	2014	2013
Net interest income	$366,116	$366,370	$317,424
Conversion to fully taxable equivalent	19,543	16,999	16,876

Net interest income - taxable equivalent basis	$385,659	$383,369	$334,300

Average earning assets	$10,363,098	$9,082,768	$8,312,228

Net interest margin	3.53%	4.03%	3.82%
Net interest margin - taxable equivalent basis	3.72%	4.22%	4.02%

Net interest income was $366.1 million in 2015, a $0.3 million decrease from $366.4 million in 2014. Taxable equivalent net interest income was $385.7 million in 2015, a 1% increase from $383.4 million in 2014. The net interest margin on a fully taxable equivalent basis was 3.72% in 2015, a 50 basis point decrease compared to 4.22% in 2014. Both 2015 and 2014 included accretion income (interest income in excess of contractual interest income) associated with acquired loans. Excluding this accretion income in both periods, net interest income on a fully taxable equivalent basis would have been $322.6 million in 2015 compared to $296.8 million in 2014; and the net interest margin on a fully taxable equivalent basis would have been 3.11% in 2015 and 3.27% in 2014.

Net interest income in 2015 remained relatively flat when compared to 2014. Accretion income recorded in 2015 declined $23.5 million compared to 2014 reflecting the payoff of several large purchased credit impaired loans. We expect accretion income to gradually decrease over time. It should be noted that the accretion income associated with Integra, our FDIC-assisted acquisition, is partially offset by the amortization of our indemnification asset. See the discussion in the section “Noninterest Income Related to Covered Assets” for additional details. Offsetting the decrease in accretion income was an increase in average earning assets of $1.280 billion when compared to 2014 and a change in the mix of interest earning assets and interest bearing liabilities. Commercial and commercial real estate loans including covered loans, which typically generate higher interest income than investment securities with similar maturities, became the largest classification within earning assets beginning in 2015.

The yield on average earning assets decreased 44 basis points from 4.48% in 2014 to 4.04% in 2015 and the cost of interest-bearing liabilities increased 8 basis points from 0.35% in 2014 to 0.43% in 2015. Average earning assets increased by $1.280 billion, or 14%. The increase in average earning assets consisted of a $1.171 billion increase in loans, an $85.8 million increase in lower yielding investment securities, and a $23.2 million increase in money market and other interest-earning investments. Average interest-bearing liabilities increased $977.7 million, or 14%. The increase in average interest-bearing liabilities consisted of a $592.1 million increase in interest-bearing deposits, a $77.3 million increase in short-term borrowings, and a $308.3 million increase in other borrowings. Average noninterest-bearing deposits increased by $333.9 million.

The increase in average earning assets in 2015 compared to 2014 was primarily due to our acquisitions in 2014 and 2015. The loan portfolio including loans held for sale, which generally has an average yield higher than the investment portfolio, was approximately 66% of average interest earning assets in 2015 compared to 63% in 2014.

Average loans excluding loans held for sale increased $1.053 billion in 2015 compared to 2014 reflecting our acquisitions in 2014 and 2015. This increase was partially offset by a decrease in average covered loans of $44.3 million in 2015 and the reclassification of loans to loans held for sale, which decreased average loans by approximately $120.6 million in 2015.

The increases in average investments and average deposits also reflected our acquisitions in 2014 and 2015.

Average borrowed funds increased $385.6 million in 2015 compared to 2014 reflecting higher Federal Home Loan Bank advances and the issuance of $175.0 million of senior unsecured notes in August 2014.

The following table presents a three-year average balance sheet and for each major asset and liability category, its related interest income and yield, or its expense and rate for the years ended December 31.

	2015			2014			2013
(tax equivalent basis, dollars in thousands)	Average Balance	Interest & Fees	Yield/ Rate	Average Balance	Interest & Fees	Yield/ Rate	Average Balance	Interest & Fees	Yield/ Rate
Earning Assets
Money market and other interest-earning investments (1)	$43,383	$47	0.11%	$20,148	$42	0.21%	$22,281	$38	0.17%
Investment securities: (2)
U.S. Treasury & government-sponsored agencies (3)	1,967,293	36,725	1.87	2,041,978	38,742	1.90	2,037,575	40,063	1.97
States and political subdivisions (4)	1,023,983	49,162	4.80	889,343	45,112	5.07	818,427	43,649	5.33
Other securities	444,520	10,903	2.45	418,714	11,322	2.70	289,018	8,433	2.92

Total investment securities	3,435,796	96,790	2.82	3,350,035	95,176	2.84	3,145,020	92,145	2.93

Loans: (5)
Commercial (4) (6) (7)	1,754,141	75,900	4.33	1,527,436	70,471	4.61	1,403,355	63,661	4.54
Commercial real estate (7)	1,862,055	118,237	6.35	1,474,136	130,780	8.87	1,328,503	95,010	7.15
Residential real estate (7)	1,712,636	70,908	4.14	1,497,122	60,904	4.07	1,414,214	58,271	4.12
Consumer, net of unearned income (7)	1,555,087	56,850	3.66	1,213,891	49,355	4.07	998,855	49,561	4.96

Total loans (6) (7)	6,883,919	321,895	4.68	5,712,585	311,510	5.45	5,144,927	266,503	5.18

Total earning assets	10,363,098	$418,732	4.04%	9,082,768	$406,728	4.48%	8,312,228	$358,686	4.32%

Less: Allowance for loan losses	(50,538)			(47,254)			(50,591)
Non-Earning Assets
Cash and due from banks	163,275			171,789			160,040
Other assets	1,451,125			1,224,272			1,168,261

Total assets	$11,926,960			$10,431,575			$9,589,938

Interest-Bearing Liabilities
NOW deposits	2,160,019	$758	0.04%	$1,989,794	$595	0.03%	$1,734,809	$487	0.03%
Savings deposits	2,299,357	3,199	0.14	2,104,076	2,875	0.14	1,916,133	2,836	0.15
Money market deposits	677,414	577	0.09	490,247	250	0.05	368,424	216	0.06
Time deposits	1,063,782	9,634	0.91	1,024,377	9,606	0.94	1,152,309	14,585	1.27

Total interest-bearing deposits	6,200,572	14,168	0.23	5,608,494	13,326	0.24	5,171,675	18,124	0.35
Short-term borrowings	482,241	493	0.10	404,919	310	0.08	517,653	641	0.12
Other borrowings	1,061,681	18,412	1.73	753,358	9,723	1.29	539,323	5,621	1.04

Total interest-bearing liabilities	$7,744,494	$33,073	0.43%	$6,766,771	$23,359	0.35%	$6,228,651	$24,386	0.39%

Noninterest-Bearing Liabilities
Demand deposits	2,500,571			2,166,628			1,952,790
Other liabilities	200,994			186,910			226,257
Shareholders’ equity	1,480,901			1,311,266			1,182,240

Total liabilities and shareholders’ equity	$11,926,960			$10,431,575			$9,589,938

Interest Margin Recap
Interest income/average earning assets		$418,732	4.04%		$406,728	4.48%		$358,686	4.32%
Interest expense/average earning assets		33,073	0.32		23,359	0.26		24,386	0.30

Net interest income and margin		$385,659	3.72%		$383,369	4.22%		$334,300	4.02%

(1)	The 2015, 2014, and 2013 average balances include $35.2 million, $12.3 million, and $16.7 million, respectively, of required and excess balances held at the Federal Reserve.
(2)	Changes in fair value are reflected in the average balance; however, yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.
(3)	Includes U.S. government-sponsored entities and agency mortgage-backed securities at December 31, 2015.
(4)	Interest on state and political subdivision investment securities and commercial loans includes the effect of taxable equivalent adjustments of $13.7 million and $5.9 million, respectively, in 2015; $11.8 million and $5.2 million, respectively, in 2014; and $12.3 million and $4.6 million, respectively, in 2013; using the federal statutory tax rate in effect of 35% for all periods adjusted for the TEFRA interest disallowance applicable to certain tax-exempt obligations.
(5)	Includes principal balances of nonaccrual loans. Interest income relating to nonaccrual loans is included only if received.
(6)	Includes finance leases held for sale.
(7)	Includes loans held for sale.

The following table shows fluctuations in taxable equivalent net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid for the years ended December 31.

	2015 vs. 2014			2014 vs. 2013
	Total	Attributed to		Total	Attributed to
(dollars in thousands)	Change	Volume	Rate	Change	Volume	Rate
Interest Income
Money market and other interest-earning investments	$5	$36	$(31)	$4	$(4)	$8
Investment securities (1)	1,614	2,426	(812)	3,031	5,915	(2,884)
Loans (1)	10,385	59,322	(48,937)	45,007	30,180	14,827

Total interest income	12,004	61,784	(49,780)	48,042	36,091	11,951

Interest Expense
NOW deposits	163	55	108	108	74	34
Savings deposits	324	269	55	39	267	(228)
Money market deposits	327	127	200	34	66	(32)
Time deposits	28	363	(335)	(4,979)	(1,409)	(3,570)
Short-term borrowings	183	69	114	(331)	(112)	(219)
Other borrowings	8,689	4,663	4,026	4,102	2,496	1,606

Total interest expense	9,714	5,546	4,168	(1,027)	1,382	(2,409)

Net interest income	$2,290	$56,238	$(53,948)	$49,069	$34,709	$14,360

The variance not solely due to rate or volume is allocated equally between the rate and volume variances.

(1)	Interest on investment securities and loans includes the effect of taxable equivalent adjustments of $13.7 million and $5.9 million, respectively, in 2015; $11.8 million and $5.2 million, respectively, in 2014; and $12.3 million and $4.6 million, respectively, in 2013; using the federal statutory rate in effect of 35% for all periods adjusted for the TEFRA interest disallowance applicable to certain tax-exempt obligations.

Provision for Loan Losses

The provision for loan losses was an expense of $2.9 million in 2015, compared to an expense of $3.1 million in 2014. Net recoveries totaled $1.5 million in 2015, compared to net charge-offs of $2.4 million in 2014. Continued loan growth in future periods, decreases in net recoveries, or credit quality deterioration would result in additional provision expense. For additional information about non-performing loans, charge-offs, and additional items impacting the provision, refer to the “Risk Management - Credit Risk” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Noninterest Income

We generate revenues in the form of noninterest income through client fees and sales commissions from our core banking franchise and other related businesses, such as wealth management, investment consulting, investment products, and insurance. This source of revenue increased as a percentage of total revenue to 39% in 2015 compared to 31% in 2014.

Noninterest income was $230.6 million in 2015, an increase of $65.5 million, or 40%, compared to $165.1 million in 2014. The increase in noninterest income in 2015 was primarily due to a negative adjustment of $9.0 million for the FDIC indemnification asset in 2015 compared to a negative adjustment of $43.2 million for the FDIC indemnification asset in 2014. The increase was also due to our recent acquisitions, a $15.6 million gain on branch divestitures in 2015, and pre-tax deferred gains of $10.8 million resulting from the acquisition of fourteen bank properties that Old National had previously leased.

The following table details the components of noninterest income for the years ended December 31.

				% Change From
				Prior Year
(dollars in thousands)	2015	2014	2013	2015	2014
Wealth management fees	$34,395	$28,737	$23,493	19.7%	22.3%
Service charges on deposit accounts	43,372	47,433	49,562	(8.6)	(4.3)
Debit card and ATM fees	21,340	25,835	25,019	(17.4)	3.3
Mortgage banking revenue	12,540	6,017	4,420	108.4	36.1
Insurance premiums and commissions	42,714	41,466	38,483	3.0	7.8
Investment product fees	17,924	17,136	16,018	4.6	7.0
Company-owned life insurance	8,604	6,924	7,454	24.3	(7.1)
Other income	20,988	18,919	16,886	10.9	12.0

Total fee and service charge income	201,877	192,467	181,335	4.9	6.1
Net securities gains	5,718	9,830	4,341	(41.8)	126.4
Impairment on available-for-sale securities	—	(100)	(1,000)	100.0	90.0
Gain on sale leaseback transactions	16,444	6,094	6,476	169.8	(5.9)
Net gain on branch divestitures	15,627	—	2,894	N/M	N/M
Change in FDIC indemnification asset	(9,034)	(43,162)	(9,288)	(79.1)	N/M

Total noninterest income	$230,632	$165,129	$184,758	39.7%	(10.6)%

Noninterest income to total revenue (1)	37.4%	30.1%	35.6%

(1)	Total revenue includes the effect of a taxable equivalent adjustment of $19.5 million in 2015, $17.0 million in 2014, and $16.9 million in 2013.

N/M = Not meaningful

Wealth management fees increased $5.7 million to $34.4 million in 2015 reflecting our recent acquisitions. In addition, wealth management fees fluctuate in tandem with the fixed income and equities markets.

Service charges and overdraft fees on deposit accounts, our largest source of noninterest income, continued to be challenged. Service charges and overdraft fees were $43.4 million in 2015, a $4.0 million decrease from $47.4 million in 2014.

Debit card and ATM fees decreased $4.5 million in 2015 compared to 2014 as the Durbin Amendment, which limits interchange fees on debit card transactions for banks with $10 billion or more in assets, became effective for us on July 1, 2015. The Durbin Amendment negatively impacted debit card and ATM fees by approximately $5.4 million, pre-tax, in the second half of 2015.

Mortgage banking revenue increased $6.5 million to $12.5 million in 2015 compared to $6.0 million in 2014 primarily due to increased sales to the secondary market in 2015 and an increase in production attributable to our new associates at acquired banks.

Insurance premiums and commissions increased $1.2 million to $42.7 million in 2015 compared to $41.5 million in 2014 reflecting higher commissions on property and casualty. This increase was partially offset by lower contingency income in 2015 compared to 2014.

Net securities gains were $5.7 million in 2015 compared to $9.7 million in 2014. Included in 2014 is a $100 thousand other-than-temporary impairment charge on one limited partnership investment.

Gain on sale leaseback transactions increased $10.4 million to $16.4 million in 2015 compared to 2014. During the fourth quarter of 2015, Old National acquired fourteen bank properties that it previously leased, resulting in the recognition of approximately $10.8 million of pre-tax deferred gains. Old National had deferred gains remaining associated with prior sale leaseback transactions totaling $40.7 million as of December 31, 2015, which will be recognized over the remaining term of the leases.

In 2015, we recorded a net gain of $15.6 million in connection with the August 2015 divestitures of our previously announced branch sales, which included a deposit premium of $19.3 million, goodwill allocation of $3.8 million, and $0.9 million of other transaction expenses. We divested our southern Illinois region (twelve branches) along with four branches in eastern Indiana and one in Ohio.

Other income increased $2.1 million in 2015 compared to 2014 primarily due to favorable variances in net gains (losses) on sales of property and other assets and higher non-fee based revenue, partially offset by unfavorable variances in net gains (losses) on sales of foreclosed properties.

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

Changes in the FDIC indemnification asset resulted in a negative adjustment to noninterest income of $9.0 million in 2015, compared to a negative adjustment to noninterest income of $43.2 million in 2014. Several large loans paid off in 2014 resulting in a large decrease in the indemnification asset and higher amortization expense in 2014. At December 31, 2015, $2.5 million of the remaining indemnification asset is expected to be amortized and reported as a reduction of noninterest income over the next nine months.

Noninterest Expense

Noninterest expense totaled $430.9 million in 2015, an increase of $44.5 million, or 12%, from $386.4 million in 2014. The increase was primarily due to higher salaries and benefits, other expense, occupancy expenses, and amortization of intangibles. These increases were partially offset by lower acquisition and integration costs. Operating expenses associated with the acquisitions of Tower, United, LSB, and Founders totaled $39.0 million in 2015 compared to $18.5 million in 2014. In addition, noninterest expense also included acquisition and integration costs associated with these transactions totaling $5.7 million in 2015 compared to $15.6 million in 2014. Noninterest expense in 2015 also included costs associated with branch divestitures, closures, and consolidations totaling $9.5 million, $5.6 million of severance expense related to early retirement offers and other workforce reductions, and a $4.8 million legal settlement accrual.

The following table details the components of noninterest expense for the years ended December 31.

				% Change From Prior Year
(dollars in thousands)	2015	2014	2013	2015	2014
Salaries and employee benefits	$243,875	$219,301	$202,435	11.2%	8.3%
Occupancy	53,239	49,099	48,360	8.4	1.5
Equipment	13,183	12,453	11,879	5.9	4.8
Marketing	10,410	9,591	7,212	8.5	33.0
Data processing	27,309	25,382	21,608	7.6	17.5
Communication	9,586	10,476	10,521	(8.5)	(0.4)
Professional fees	11,756	16,390	11,948	(28.3)	37.2
Loan expense	6,373	6,107	6,972	4.4	(12.4)
Supplies	2,275	2,958	2,361	(23.1)	25.3
FDIC assessment	7,503	6,261	5,097	19.8	22.8
Other real estate owned expense	2,703	3,101	4,129	(12.8)	(24.9)
Amortization of intangibles	11,746	9,120	8,162	28.8	11.7
Other expense	30,974	16,199	21,300	91.2	(23.9)

Total noninterest expense	$430,932	$386,438	$361,984	11.5%	6.8%

Salaries and benefits, the largest component of noninterest expense, totaled $243.9 million in 2015, compared to $219.3 million in 2014, an increase of $24.6 million, or 11%. Included in 2015 are increases of $10.7 million in salaries and benefits expense associated with the Tower, United, LSB, and Founders acquisitions. Also included in 2015 is $5.6 million of severance expense related to early retirement offers and other workforce reductions and higher commissions of $10.2 million.

Occupancy expenses increased $4.1 million to $53.2 million in 2015 compared to 2014 primarily due to our acquisitions in 2014 and 2015. Also contributing to the increase in occupancy expenses were higher real estate taxes of $2.6 million. Real estate taxes in 2014 included a refund of $1.3 million.

Data processing expense was $27.3 million in 2015, an increase of $1.9 million compared to 2014. Data processing expense increased primarily due to higher expenses related to upgrades in software and equipment.

Professional fees decreased $4.6 million in 2015 compared to 2014 primarily due to additional expenses recorded in 2014 associated with the acquisitions of Tower, United, LSB, and Founders.

Amortization of intangibles increased $2.6 million in 2015 compared to 2014 reflecting additional customer relationship and core deposit intangibles associated with our acquisitions in 2014 and 2015.

Other expense was $31.0 million in 2015 compared to $16.2 million in 2014. The increases reflected costs associated with branch divestitures, closures, and consolidations totaling $7.8 million in 2015 primarily due to asset impairments and lease termination settlements. Also contributing to the increase in other expense was a $4.8 million legal settlement accrual and higher charitable contributions of $1.7 million.

Provision for Income Taxes

We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The effective tax rate was 28.3% in 2015 compared to 27.0% in 2014. The higher effective tax rate in 2015 when compared to 2014 is the result of an increase in pre-tax income, as well as tax differences arising from the sale of Illinois branches in the third quarter of 2015. See Note 14 to the consolidated financial statements for additional details on Old National’s income tax provision.

Comparison of Fiscal Years 2014 and 2013

In 2014, we generated net income of $103.7 million and diluted net income per share of $0.95 compared to $100.9 million and diluted net income per share of $1.00, respectively, in 2013. The 2014 earnings included a $48.9 million increase in net interest income and a $3.3 million decrease in income tax expense. These increases to net income were partially offset by a $5.4 million increase in the provision for loan losses, a $19.6 million decrease in noninterest income, and a $24.5 million increase in noninterest expense.

Net interest income was $366.4 million in 2014, a 15% increase from $317.4 million in 2013. Taxable equivalent net interest income was $383.4 million in 2014, a 15% increase from the $334.3 million reported in 2013. The net interest margin on a fully taxable equivalent basis was 4.22% for 2014, a 20 basis point increase compared to the 4.02% reported in 2013. Average earning assets increased by $770.5 million during 2014 and the yield on average earning assets increased 16 basis points from 4.32% in 2013 to 4.48% in 2014. Average interest-bearing liabilities increased $538.7 million and the cost of interest-bearing liabilities decreased from 0.39% in 2013 to 0.35% in 2014.

The provision for loan losses was an expense of $3.1 million in 2014, compared to a credit of $2.3 million in 2013. Charge-offs remained low during 2014 and we continued to see positive trends in credit quality; however, loan growth in 2014 contributed to the need for additional loan loss reserve and provision expense.

Noninterest income was $165.1 million in 2014, a decrease of $19.6 million, or 10.6%, compared to $184.8 million in 2013. The decrease in noninterest income in 2014 was primarily due to a negative adjustment to the FDIC indemnification asset of $43.2 million in 2014 compared to a negative adjustment of $9.3 million to the FDIC indemnification asset in 2013. The decrease also reflected a gain on branch divestitures of $2.9 million that was recorded in the first quarter of 2013. These decreases were partially offset by net securities gains increase of $6.4 million, wealth management fees increase of $5.2 million, and insurance premiums and commissions increase of $3.0 million.

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

The provision for income taxes was $38.3 million in 2014 compared to $41.6 million in 2013. Old National’s effective tax rate was 27.0% in 2014 compared to 29.2% in 2013.

BUSINESS LINE RESULTS

We operate in two operating segments: banking and insurance. See Part 1, Item 1 for a discussion of our operating segments. The following table summarizes our business line results for the years ended December 31.

(dollars in thousands)	2015	2014	2013
Banking	$129,500	$109,776	$104,265
Insurance	2,070	2,428	1,925
Other	(14,854)	(8,537)	(5,270)

Net income	$116,716	$103,667	$100,920

The 2015 banking segment profit increased $19.7 million from 2014 primarily due to a favorable variance in adjustments to the FDIC indemnification asset, a $15.4 million gain on branch divestitures in the third quarter of 2015, and pre-tax deferred gains of $10.8 million resulting from the acquisition of fourteen bank properties that Old National had previously leased. In addition, banking segment noninterest income increased in 2015 when compared to 2014 primarily due to fee income associated with the acquisitions of Tower in April 2014, United in July 2014, LSB in November 2014, and Founders in January 2015. These increases in the 2015 banking segment profit were partially offset by higher operating expenses associated with the acquisitions of Tower, United, LSB, and Founders. The 2014 banking segment profit increased $5.5 million from 2013 primarily due to the acquisitions of Tower in April 2014, United in July 2014, and LSB in November 2014.

FINANCIAL CONDITION

Overview

At December 31, 2015, our assets were $11.992 billion, a 3% increase compared to $11.646 billion at December 31, 2014. The increase was primarily due to the acquisition of Founders in January 2015. Earning assets, comprised of investment securities, portfolio loans, loans held for sale, money market investments, interest earning accounts with the Federal Reserve, and trading securities, were $10.471 billion at December 31, 2015, an increase of 4% compared to $10.111 billion at December 31, 2014.

Earning Assets

Investment Securities

We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements. However, we also have $16.0 million of 15- and 20-year fixed-rate mortgage-backed securities, $142.9 million of U.S. government-sponsored entity and agency securities, and $713.2 million of state and political subdivision securities in our held-to-maturity investment portfolio at December 31, 2015.

Trading securities, which consist of mutual funds held in a trust associated with deferred compensation plans for former Monroe Bancorp directors and executives, are recorded at fair value and totaled $3.9 million at December 31, 2015 and December 31, 2014.

At December 31, 2015, the investment securities portfolio was $3.380 billion compared to $3.547 billion at December 31, 2014, a decrease of 5%. Included in the investment securities portfolio at December 31, 2015 are $61.4 million of investment securities associated with the acquisition of Founders. Investment securities represented 32% of earning assets at December 31, 2015, compared to 35% at December 31, 2014. Investment securities also decreased as a percentage of total earning assets due to a proportionately larger increase in loan balances. Stronger commercial loan demand in the future and management’s decision to deleverage the balance sheet could result in a reduction in the securities portfolio. As of December 31, 2015, management does not intend to sell any securities in an unrealized loss position and does not believe we will be required to sell such securities.

The investment securities available-for-sale portfolio had net unrealized losses of $5.8 million at December 31, 2015, compared to net unrealized losses of $1.3 million at December 31, 2014. Net unrealized losses increased from December 31, 2014 to December 31, 2015 due to an increase in interest rates and a change in the mix of investment securities.

The investment portfolio had an effective duration of 3.99 at December 31, 2015, compared 3.71 at December 31, 2014. Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates. Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage. The weighted average yields on available-for-sale investment securities were 2.38% in 2015 and 2.23% in 2014. The average yields on the held-to-maturity portfolio were 4.99% in 2015 and 2014.

At December 31, 2015, Old National had a concentration of investment securities issued by certain states and their political subdivisions with the following aggregate market values: $340.5 million by Indiana, which represented 22.8% of shareholders’ equity, and $220.9 million by Texas, which represented 14.8% of shareholders’ equity. Of the Indiana municipal bonds, 94% are rated “A” or better, and the remaining 6% generally represent non-rated local interest bonds where Old National has a market presence. All of the Texas municipal bonds are rated “AA” or better, and the majority of issues are backed by the “AAA” rated State of Texas Permanent School Fund Guarantee Program.

Loan Portfolio

We lend primarily to consumers and small to medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling, and retailing. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Kentucky, and Michigan.

The following table, including covered loans, presents the composition of the loan portfolio at December 31.

						Four-Year
(dollars in thousands)	2015	2014	2013	2012	2011	Growth Rate
Commercial	$1,814,940	$1,646,767	$1,402,750	$1,392,459	$1,341,409	7.9%
Commercial real estate	1,868,972	1,751,907	1,242,818	1,438,709	1,393,304	7.6
Consumer	1,603,158	1,379,117	1,049,974	1,004,827	990,061	12.8

Total loans excluding residential real estate	5,287,070	4,777,791	3,695,542	3,835,995	3,724,774	9.2
Residential real estate	1,661,335	1,540,410	1,387,422	1,360,599	1,042,429	12.4

Total loans	6,948,405	6,318,201	5,082,964	5,196,594	4,767,203	9.9%

Less: Allowance for loan losses	52,233	47,849	47,145	54,763	58,060

Net loans	$6,896,172	$6,270,352	$5,035,819	$5,141,831	$4,709,143

Commercial and Commercial Real Estate Loans

At December 31, 2015, commercial and commercial real estate loans, including covered loans, were $3.684 billion, an increase of $285.2 million, or 8%, compared to December 31, 2014. Included in commercial and commercial real estate loans at December 31, 2015 is $164.7 million related to the outstanding loans in the new market we acquired in the Founders transaction.

The following table presents the maturity distribution and rate sensitivity of commercial loans at December 31, 2015 and an analysis of these loans that have predetermined and floating interest rates. A significant percentage of commercial loans are due within one year, reflecting the short-term nature of a large portion of these loans.

	Within	1 - 5	Beyond		% of
(dollars in thousands)	1 Year	Years	5 Years	Total	Total
Interest rates:
Predetermined	$254,789	$416,928	$215,206	$886,923	49%
Floating	585,022	245,766	97,229	928,017	51

Total	$839,811	$662,694	$312,435	$1,814,940	100%

Residential Real Estate Loans

Residential real estate loans, primarily 1-4 family properties, increased $120.9 million, or 8%, at December 31, 2015 compared to December 31, 2014. Included in residential real estate loans at December 31, 2015 is $110.7 million related to the outstanding loans in the new market we acquired in the Founders transaction.

Consumer Loans

Consumer loans, including automobile loans, personal and home equity loans and lines of credit, and covered loans, increased $224.0 million, or 16%, at December 31, 2015 compared to December 31, 2014. Included in consumer loans at December 31, 2015 is $51.6 million related to the outstanding loans in the new market we acquired in the Founders transaction. Old National also experienced $172.4 million of organic growth in consumer loans from December 31, 2014 to December 31, 2015.

Allowance for Loan Losses

To provide for the risk of loss inherent in extending credit, we maintain an allowance for loan losses. The determination of the allowance is based upon the size and current risk characteristics of the loan portfolio and includes an assessment of individual problem loans, actual loss experience, current economic events, and regulatory guidance. Additional information about our Allowance for Loan Losses is included in the “Risk Management - Credit Risk” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1 and 6 to the consolidated financial statements.

At December 31, 2015, the allowance for loan losses was $52.2 million, an increase of $4.4 million compared to $47.8 million at December 31, 2014. The Company experienced loan growth in 2015 that contributed to an increased need for additional allowance for loan losses. This increased need was partially offset by net recoveries of $1.5 million in 2015. Continued loan growth in future periods could result in an increase in provision expense. As a percentage of total loans excluding loans held for sale, the allowance was 0.75% at December 31, 2015, compared to 0.76% at December 31, 2014. The decrease in the percentage from December 31, 2014 is primarily a result of the acquisition of Founders. The acquired loans were recorded at fair value pursuant to ASC 805, and accordingly no allowance was recorded at the acquisition date. The provision for loan losses was an expense of $2.9 million in 2015 compared to an expense of $3.1 million in 2014.

For commercial loans, the allowance for loan losses increased by $5.7 million at December 31, 2015 compared to December 31, 2014. The allowance for loan losses as a percentage of the commercial loan portfolio increased to 1.45% at December 31, 2015, from 1.26% at December 31, 2014. The higher allowance for loan losses as a percentage of the commercial loan portfolio is the result of higher loss ratios and a change in the mix between acquired and originated loans.

For commercial real estate loans, the allowance for loan losses decreased by $1.4 million at December 31, 2015 compared to December 31, 2014. The allowance for loan losses as a percentage of the commercial real estate loan portfolio decreased to 0.86% at December 31, 2015, from 0.99% at December 31, 2014. The lower allowance for loan losses need is the result of improved asset quality and the increase in purchased loans that were recorded at fair value. The fair value adjustment considers credit impairment resulting in no need for an allowance for loan losses at the date of acquisition. An allowance may be recorded in future periods if the loan experiences subsequent deterioration. See the discussion in the section “Asset Quality” for additional details.

The allowance for loan losses for residential real estate loans as a percentage of that portfolio decreased to 0.12% at December 31, 2015, from 0.19% at December 31, 2014. The allowance for loan losses for consumer loans as a percentage of that portfolio decreased to 0.49% at December 31, 2015, from 0.50% at December 31, 2014.

Allowance for Losses on Unfunded Commitments

We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. This allowance is reported as a liability on the balance sheet within accrued expenses and other liabilities, while the corresponding provision for these loan losses is recorded as a component of other expense. The allowance for losses on unfunded commitments was $3.6 million at December 31, 2015, compared to $4.4 million at December 31, 2014.

Loans Held for Sale

Loans held for sale were $13.8 million at December 31, 2015, compared to $213.5 million at December 31, 2014. Included in loans held for sale at December 31, 2015 were $13.8 million of mortgage loans held for immediate sale in the secondary market. Included in loans held for sale at December 31, 2014 were $197.9 million of loans identified to be sold in connection with the southern Illinois and eastern Indiana branch divestitures, and $15.6 million of mortgage loans held for immediate sale in the secondary market. The mortgage loans are sold at or prior to origination at a contracted price to an outside investor on a best efforts basis and remain on the Company’s balance sheet for a short period of time (typically 30 to 60 days). These loans are sold without recourse and Old National has experienced no material losses. Mortgage originations are subject to volatility due to interest rates and home sales.

We have elected the fair value option under FASB ASC 825-10 (SFAS No. 159) prospectively for residential loans held for sale. The aggregate fair value exceeded the unpaid principal balance by $0.2 million as of December 31, 2015, compared to $0.4 million as of December 31, 2014.

During the fourth quarter of 2014, $71.6 million residential real estate loans held for investment, $50.1 million consumer loans held for investment, $45.5 million commercial loans held for investment, and $30.7 million commercial real estate loans held for investment were reclassified to loans held for sale at the lower of cost or fair value. In connection with our branch divestitures, these loans were sold during the third quarter of 2015 for $193.6 million, resulting in a gain of $0.1 million. At December 31, 2015, there were no loans held for sale under this arrangement. See Note 2 to the consolidated financial statements for additional information.

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

Covered assets continue to decline as we work through these purchased credit impaired loans and represented less than 2% of total net loans at December 31, 2015. A summary of covered assets is presented below:

	December 31,
(dollars in thousands)	2015	2014
Loans, net of discount and allowance	$106,650	$144,156
Other real estate owned	4,904	9,121

Total covered assets	$111,554	$153,277

FDIC Indemnification Asset

Because the FDIC will reimburse Old National for losses incurred on certain acquired loans, an indemnification asset was recorded at fair value at the acquisition date. The indemnification asset is recognized at the same time as the indemnified loans, and measured on the same basis, subject to collectibility or contractual limitations. The indemnification asset, on the acquisition date, reflected the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties. Reimbursement claims are submitted to the FDIC and the receivable is reduced when the FDIC pays the claim. At December 31, 2015, the $9.0 million loss sharing asset is comprised of a $6.9 million FDIC indemnification asset and a $2.1 million FDIC loss share receivable. The loss share receivable represents actual incurred losses where reimbursement has not yet been received from the FDIC. The indemnification asset represents future cash flows we expect to collect from the FDIC under the loss sharing agreements and the amount related to the estimated improvements in cash flow expectations that are being amortized over the same period for which those improved cash flows are being accreted into income. At December 31, 2015, $4.4 million of the FDIC indemnification asset is related to expected indemnification payments and $2.5 million is expected to be amortized and reported in noninterest income as an offset to future accreted interest income. We currently expect the majority of the $2.5 million to be amortized over the next nine months.

A summary of activity for the indemnification asset and loss share receivable is presented below:

(dollars in thousands)	2015	2014
Balance at January 1,	$20,603	$88,513
Adjustments not reflected in income:
Cash received from the FDIC	(3,548)	(26,342)
Other	1,009	1,594
Adjustments reflected in income:
Amortization	(10,709)	(41,611)
Higher loan loss expectations	275	59
Impairment/(recovery) of value and net (gain)/loss on sales of other real estate	1,400	(1,610)

Balance at December 31,	$9,030	$20,603

Goodwill and Other Intangible Assets

Goodwill and other intangible assets at December 31, 2015 totaled $619.9 million, an increase of $50.4 million compared to $569.5 million at December 31, 2014. During 2015, we recorded $61.5 million of goodwill and other intangible assets associated with the acquisition of Founders, which is included in the “Banking” column for segment reporting.

Funding

Total funding, comprised of deposits and wholesale borrowings, was $10.321 billion at December 31, 2015, an increase of 4% from $9.961 billion at December 31, 2014. Total deposits were $8.401 billion, including $7.401 billion in transaction accounts and $1.000 billion in time deposits at December 31, 2015. Total deposits decreased $89.8 million, or 1%, compared to December 31, 2014. Included in total deposits at December 31, 2015 are $271.3 million from the acquisition of Founders. Noninterest-bearing demand deposits increased $61.1 million from December 31, 2014 to December 31, 2015. NOW deposits decreased $43.3 million from December 31, 2014 to December 31, 2015, while savings deposits decreased $21.2 million. Money market deposits increased $2.6 million from December 31, 2014 to December 31, 2015, while time deposits decreased $89.0 million.

We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. At December 31, 2015, wholesale borrowings, including short-term borrowings and other borrowings, totaled $1.920 billion, an increase of $450.3 million, or 31%, from December 31, 2014. Wholesale funding as a percentage of total funding was 19% at December 31, 2015, compared to 15% at December 31, 2014. The increase in wholesale funding from December 31, 2014 to December 31, 2015 was primarily due to an increase in Federal Home Loan Bank advances, which were used to fund the deposits sold during the third quarter of 2015. See Notes 12 and 13 to the consolidated financial statements for additional details on our financing activities.

The following table details the average balances of all funding sources for the years ended December 31.

				% Change From Prior Year
(dollars in thousands)	2015	2014	2013	2015	2014
Demand deposits	$2,500,571	$2,166,628	$1,952,790	15.4%	11.0%
NOW deposits	2,160,019	1,989,794	1,734,809	8.6	14.7
Savings deposits	2,299,357	2,104,076	1,916,133	9.3	9.8
Money market deposits	677,414	490,247	368,424	38.2	33.1
Time deposits	1,063,782	1,024,377	1,152,309	3.8	(11.1)

Total deposits	8,701,143	7,775,122	7,124,465	11.9	9.1
Short-term borrowings	482,241	404,919	517,653	19.1	(21.8)
Other borrowings	1,061,681	753,358	539,323	40.9	39.7

Total funding sources	$10,245,065	$8,933,399	$8,181,441	14.7%	9.2%

The following table presents a maturity distribution for certificates of deposit with denominations of $100,000 or more at December 31.

		Maturity Distribution
(dollars in thousands)	Year-End Balance	1-90 Days	91-180 Days	181-365 Days	Beyond 1 Year
2015	$303,759	$56,273	$28,657	$86,625	$132,204
2014	313,629	64,149	33,443	70,043	145,994
2013	265,295	51,808	28,071	71,781	113,635

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities decreased $40.5 million, or 18%, from December 31, 2014 primarily due to lower deferred gains on sale leaseback transactions and the timing of investment securities purchases.

Capital

Shareholders’ equity totaled $1.491 billion, or 12% of total assets, at December 31, 2015 and $1.466 billion, or 13% of total assets, at December 31, 2014. The December 31, 2015 balance includes $50.6 million from the 3.4 million shares of common stock that were issued in conjunction with the acquisition of Founders.

We paid cash dividends of $0.48 per share in 2015, which decreased equity by $55.6 million. We repurchased 6.3 million shares of our stock under our buyback program, reducing shareholders’ equity by $86.8 million in 2015. Shares issued for reinvested dividends, stock options, restricted stock, and stock compensation plans increased shareholders’ equity by $5.2 million in 2015.

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

Investment Activities

We carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral. At December 31, 2015, we had pooled trust preferred securities with a fair value of $7.9 million, or less than 1% of the available-for-sale securities portfolio. These securities remained classified as available-for-sale and at December 31, 2015, the unrealized loss on our pooled trust preferred securities was approximately $9.4 million. There was no other-than-temporary impairment recorded in 2015 or 2014 on these securities.

All of our mortgage-backed securities are backed by U.S. government-sponsored or federal agencies. Municipal bonds, corporate bonds, and other debt securities are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. See Note 4 to the consolidated financial statements for additional details about our investment security portfolio.

Counterparty Exposure

Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation. We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry. Old National manages exposure to counterparty risk in connection with its derivatives transactions by generally engaging in transactions with counterparties having ratings of at least A by Standard & Poor’s Rating Service or A2 by Moody’s Investors Service. Total credit exposure is monitored by counterparty, and managed within limits that management believes to be prudent. Old National’s net counterparty exposure was an asset of $212.0 million at December 31, 2015.

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

Commercial mortgages and construction loans are offered to real estate investors, developers, and builders primarily domiciled in the geographic market areas we serve: Indiana, Kentucky, and Michigan. These loans are secured by first mortgages on real estate at loan-to-value (“LTV”) margins deemed appropriate for the property type, quality, location, and sponsorship. Generally, these LTV ratios do not exceed 80%. The commercial properties are predominantly non-residential properties such as retail centers, apartments, industrial properties and, to a lesser extent, more specialized properties. Substantially all of our commercial real estate loans are secured by properties located in our primary market area.

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

Consumer

We offer a variety of first mortgage and junior lien loans to consumers within our markets, with residential home mortgages comprising our largest consumer loan category. These loans are secured by a primary residence and are underwritten using traditional underwriting systems to assess the credit risks of the consumer. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity, and credit scores. A maximum LTV ratio of 80% is generally required, although higher levels are permitted with mortgage insurance or other mitigating factors. We offer fixed rate mortgages and variable rate mortgages with interest rates that are subject to change every year after the first, third, fifth, or seventh year, depending on the product and are based on fully-indexed rates such as the Prime Rate. We do not offer interest-only loans, payment-option facilities, sub-prime loans, or any product with negative amortization.

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

We lend primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling, and retailing. At December 31, 2015, we had no concentration of loans in any single industry exceeding 10% of our portfolio and had no exposure to foreign borrowers or sovereign debt. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Kentucky, and Michigan. We are experiencing a slow and gradual improvement in the economy of our principal markets. Management expects that trends in under-performing, criticized, and classified loans will be influenced by the degree to which the economy strengthens or weakens.

During the third quarter of 2011, Old National acquired the banking operations of Integra Bank in an FDIC assisted transaction. As of December 31, 2015, acquired loans totaled $125.3 million and there was $4.9 million of other real estate owned. The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans, and other real estate owned. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. At December 31, 2015, approximately $107.6 million of loans and $4.9 million of other real estate owned are covered by the loss sharing agreements. Under the terms of the loss sharing agreements, the FDIC will reimburse Old National for 80% of losses up to $275.0 million. We do not expect losses to exceed $275.0 million. These covered assets are included in our summary of under-performing, criticized, and classified assets found below.

On January 1, 2015, Old National closed on its acquisition of Founders. As of December 31, 2015, acquired loans from the Founders transaction totaled $327.1 million and other real estate owned totaled $0.3 million. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. Old National reviewed the acquired loans and determined that as of December 31, 2015, $6.9 million met the definition of criticized and $8.2 million were considered classified. Our current preference would be to work these loans and avoid foreclosure actions unless additional credit deterioration becomes apparent. These assets are included in our summary of under-performing, criticized, and classified assets found below.

Summary of under-performing, criticized and classified assets:

(dollars in thousands)	2015	2014	2013	2012	2011
Nonaccrual loans:
Commercial	$57,536	$38,460	$28,635	$36,766	$34,104
Commercial real estate	47,350	67,402	52,363	95,829	66,187
Residential real estate	14,953	13,968	10,333	11,986	10,247
Consumer	5,198	5,903	5,318	5,809	4,790
Covered loans (1)	7,336	15,124	31,793	103,946	182,880

Total nonaccrual loans (2)	132,373	140,857	128,442	254,336	298,208
Renegotiated loans not on nonaccrual:
Noncovered loans	14,147	12,710	15,596	9,737	1,325
Covered loans	138	148	148	177	—
Past due loans still accruing (90 days or more):
Commercial	565	33	—	322	358
Commercial real estate	—	138	—	236	279
Residential real estate	114	1	35	66	—
Consumer	227	286	189	438	473
Covered loans (1)	10	—	14	15	2,338

Total past due loans	916	458	238	1,077	3,448
Other real estate owned	7,594	7,241	7,562	11,179	7,119
Other real estate owned, covered (1)	4,904	9,121	13,670	26,137	30,443

Total under-performing assets	$160,072	$170,535	$165,656	$302,643	$340,543

Classified loans (includes nonaccrual, renegotiated, past due 90 days, and other problem loans)	$204,710	$233,486	$159,783	$233,445	$204,120
Classified loans, covered (1)	8,584	17,413	35,500	121,977	200,221
Other classified assets (3)	6,857	14,752	32,650	43,887	83,087
Criticized loans	132,898	194,809	135,401	113,264	80,148
Criticized loans, covered (1)	1,449	4,525	8,421	9,344	23,034

Total criticized and classified assets	$354,498	$464,985	$371,755	$521,917	$590,610

Asset Quality Ratios including covered assets:
Non-performing loans/total loans (4) (5)	2.11%	2.43%	2.84%	5.08%	6.28%
Under-performing assets/total loans and foreclosed properties (4)	2.30	2.69	3.25	5.78	7.09
Under-performing assets/total assets	1.33	1.46	1.73	3.17	3.96
Allowance for loan losses/under-performing assets (6)	32.63	28.06	28.46	18.09	17.05
Allowance for loan losses/nonaccrual loans (2)	39.46	33.97	36.71	21.53	19.47
Asset Quality Ratios excluding covered assets:
Non-performing loans/total loans (4) (5)	2.03	2.24	2.31	3.31	2.82
Under-performing assets/total loans and foreclosed properties (4)	2.16	2.37	2.46	3.55	3.01
Under-performing assets/total assets	1.23	1.25	1.25	1.80	1.45
Allowance for loan losses/under-performing assets (6)	34.73	30.31	34.78	28.55	45.74
Allowance for loan losses/nonaccrual loans (2)	41.02	35.23	43.19	32.61	49.53

(1)	The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans and other real estate owned. At December 31, 2015, we expect 80% of any losses incurred on these covered assets to be reimbursed to Old National by the FDIC.
(2)	Includes approximately $15.9 million, $41.2 million, $38.3 million, $156.8 million, and $201.3 million for 2015, 2014, 2013, 2012, and 2011, respectively, of purchased credit impaired loans that are categorized as nonaccrual because the collection of principal or interest is doubtful. These loans are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.
(3)	Includes 2 pooled trust preferred securities, 2 corporate securities, and 1 insurance policy at December 31, 2015.
(4)	Loans exclude loans held for sale and leases held for sale.
(5)	Non-performing loans include nonaccrual and renegotiated loans.
(6)	Because the acquired loans were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date.

Under-performing assets totaled $160.1 million at December 31, 2015, compared to $170.5 million at December 31, 2014. Under-performing assets as a percentage of total loans and other real estate owned at December 31, 2015 was 2.30%, a 39 basis point improvement from 2.69% at December 31, 2014. At December 31, 2015, under-performing assets related to covered assets acquired in the Integra Bank acquisition were approximately $12.4 million, which included $7.3 million of nonaccrual loans, $0.2 million of renegotiated loans, and $4.9 million of other real estate owned. The nonaccrual loans are categorized in this manner because the collection of principal or interest is doubtful. However, they are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

Nonaccrual loans decreased $8.5 million from December 31, 2014 to December 31, 2015 primarily due to decreases in nonaccrual commercial real estate loans and acquired covered nonaccrual loans, partially offset by an increase in nonaccrual commercial loans. Nonaccrual loans at December 31, 2015 include $5.7 million of loans related to the Founders acquisition. Because the acquired loans were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date. The ratio of non-performing loans to total loans at December 31, 2015 was 2.11%, a 32 basis point improvement from 2.43% at December 31, 2014. As a percentage of nonaccrual loans (excluding covered loans), the allowance for loan losses was 41.02% at December 31, 2015, compared to 35.23% at December 31, 2014. Included in nonaccrual loans at December 31, 2015, December 31, 2014, and December 31, 2013 were $15.9 million, $41.2 million, and $38.3 million, respectively, of purchased credit impaired loans that were included in the nonaccrual category because the collection of principal or interest is doubtful. However, they are accounted for under FASB ASC 310-30 and accordingly treated as performing assets. We would expect our nonaccrual loans to remain at elevated levels until management can work through and resolve these purchased credit impaired loans.

Interest income of approximately $7.2 million and $5.7 million would have been recorded on nonaccrual and renegotiated loans outstanding at December 31, 2015 and 2014, respectively, if such loans had been accruing interest throughout the year in accordance with their original terms. Excluding purchased credit impaired loans accounted for under ASC 310-30, the amount of interest income actually recorded on nonaccrual and renegotiated loans was $2.1 million in 2015 and $1.6 million in 2014. We had $30.0 million of renegotiated loans which are included in nonaccrual loans at December 31, 2015, compared to $22.1 million at December 31, 2014.

Total criticized and classified assets were $354.5 million at December 31, 2015, a decrease of $110.5 million from December 31, 2014 to December 31, 2015. Included in criticized and classified assets at December 31, 2015 is $15.2 million related to the acquisition of Founders. Other classified assets include investment securities that fell below investment grade rating totaling $6.9 million at December 31, 2015, compared to $14.8 million at December 31, 2014.

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

At December 31, 2015, our TDRs consisted of $23.4 million of commercial loans, $14.6 million of commercial real estate loans, $2.7 million of residential loans, and $3.6 million of consumer loans totaling $44.3 million. Approximately $30.0 million of the TDRs at December 31, 2015 were included with nonaccrual loans. At December 31, 2014, our TDRs consisted of $15.2 million of commercial loans, $15.2 million of commercial real estate loans, $2.1 million of residential loans, and $2.5 million of consumer loans, totaling $35.0 million. Approximately $22.1 million of the TDRs at December 31, 2014 were included with nonaccrual loans.

Old National has allocated specific reserves to customers whose loan terms have been modified in TDRs totaling $2.3 million at December 31, 2015 and $2.8 million at December 31, 2014. As of December 31, 2015, Old National had committed to lend an additional $6.2 million to customers with outstanding loans that are classified as TDRs.

The terms of certain other loans were modified during 2015 that did not meet the definition of a TDR. It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have extended the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification. The evaluation is performed under our internal underwriting policy. We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral, or a bona fide guarantee. We also consider whether the modification was insignificant relative to the other terms of the agreement or if the delay in a payment was 90 days or less.

Purchased credit impaired (“PCI”) loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition. If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually. If the purchased credit impaired loan is being accounted for as part of a pool, it will not be removed from the pool. As of December 31, 2015, it has not been necessary to remove any loans from PCI accounting.

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

The activity in our allowance for loan losses is as follows:

(dollars in thousands)	2015	2014	2013	2012	2011
Balance, January 1	$47,849	$47,145	$54,763	$58,060	$72,309
Loans charged-off:
Commercial	2,906	3,396	3,810	7,636	10,300
Commercial real estate	469	2,352	5,427	4,386	12,319
Residential real estate	1,039	793	1,487	2,204	1,945
Consumer credit	6,404	4,675	6,279	8,094	10,335

Total charge-offs	10,818	11,216	17,003	22,320	34,899

Recoveries on charged-off loans:
Commercial	4,611	2,986	4,098	5,166	4,330
Commercial real estate	3,233	2,576	2,963	5,104	2,302
Residential real estate	354	205	310	464	319
Consumer credit	4,081	3,056	4,333	3,259	6,226

Total recoveries	12,279	8,823	11,704	13,993	13,177

Net charge-offs (recoveries)	(1,461)	2,393	5,299	8,327	21,722
Provision for loan losses	2,923	3,097	(2,319)	5,030	7,473

Balance, December 31	$52,233	$47,849	$47,145	$54,763	$58,060

Average loans for the year (1)	$6,756,135	$5,703,294	$5,135,139	$4,857,522	$4,440,467

Asset Quality Ratios:
Allowance/year-end loans (1)	0.75%	0.76%	0.93%	1.05%	1.22%
Allowance/average loans (1)	0.77	0.84	0.92	1.13	1.31
Net charge-offs (recoveries)/average loans (2)	(0.02)	0.04	0.10	0.17	0.49

(1)	Loans exclude loans held for sale.
(2)	Net charge-offs include write-downs on loans transferred to held for sale.

The allowance for loan losses increased $4.4 million, or 9%, from December 31, 2014 to December 31, 2015. Net recoveries totaled $1.5 million in 2015 compared to net charge-offs of $2.4 million in 2014. There were no industry segments representing a significant share of total net charge-offs. Net charge-offs (recoveries) to average loans was (0.02)% in 2015 compared to 0.04% in 2014. The allowance to average loans, which ranged from 0.75% to 1.22% for the last five years, was 0.75% at December 31, 2015. Over the last twelve months, charge-offs have remained low. Continued loan growth in future periods could result in an increase in provision expense.

Because the acquired loans were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date. We would expect that as the fair value mark is accreted into income over future periods, a reserve will be established to absorb credit deterioration or adverse changes in expected cash flows. At December 31, 2015, $2.0 million had been reserved for these purchased credits.

The following table provides additional details of the following components of the allowance for loan losses, including FAS 5/ASC 450 (Accounting for Contingencies), FAS 114/ASC 310-40 (Accounting by Creditors for Impairment of a Loan) and SOP 03-3/ASC 310-30 (Accounting for Certain Loans or Debt Securities Acquired in a Transfer):

			Purchased Loans
	Legacy		Covered			Non-covered
(dollars in thousands)	FAS 5	FAS 114	FAS 5	FAS 114	SOP 03-3	FAS 5	FAS 114	SOP 03-3
Recorded investment	$5,636,847	$67,100	$55,592	$4,156	$47,839	$1,071,939	$31,690	$33,242
Remaining purchase discount	—	—	2,237	—	16,553	52,197	9,087	25,117

Allowance, January 1, 2015	$33,974	$8,784	$1,007	$1,441	$1,104	$—	$—	$1,539
Charge-offs	(3,957)	(3,375)	(330)	(32)	(1,105)	(1,327)	(379)	(313)
Recoveries	35	7,843	76	5	384	689	2,855	392
Provision expense	9,248	(2,291)	(667)	(1,059)	113	638	(2,304)	(755)

Allowance, December 31, 2015	$39,300	$10,961	$86	$355	$496	$—	$172	$863

We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. The reserve for unfunded loan commitments is classified as a liability account on the balance sheet and totaled $3.6 million at December 31, 2015, compared to $4.4 million at December 31, 2014.

The following table details the allowance for loan losses by loan category and the percent of loans in each category compared to total loans at December 31.

	2015		2014		2013		2012		2011
(dollars in thousands)	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Commercial	$25,568	26.0%	$17,401	25.8%	$15,013	27.0%	$14,642	25.7%	$19,959	25.5%
Commercial real estate	15,993	26.6	17,348	27.1	19,031	22.8	26,391	24.2	26,862	22.4
Residential real estate	2,051	23.7	2,962	24.1	3,123	26.8	3,677	25.5	3,516	20.9
Consumer credit	7,684	22.2	6,586	20.7	4,574	19.1	4,337	17.4	6,780	18.1
Covered loans	937	1.5	3,552	2.3	5,404	4.3	5,716	7.2	943	13.1

Total	$52,233	100.0%	$47,849	100.0%	$47,145	100.0%	$54,763	100.0%	$58,060	100.0%

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

The following table illustrates our projected net interest income sensitivity over a two year cumulative horizon based on the asset/liability model as of December 31, 2015:

	Immediate
	Rate Decrease		Immediate Rate Increase
	-50		+100	+200	+300
(dollars in thousands)	Basis Points	Base	Basis Points	Basis Points	Basis Points
December 31, 2015
Projected interest income:
Money market, other interest earning investments, and investment securities	$202,753	$214,385	$229,147	$243,069	$256,974
Loans	479,834	512,210	577,959	642,455	705,686

Total interest income	682,587	726,595	807,106	885,524	962,660

Projected interest expense:
Deposits	15,935	26,548	72,564	118,580	164,597
Borrowings	46,618	56,125	78,905	101,685	124,464

Total interest expense	62,553	82,673	151,469	220,265	289,061

Net interest income	$620,034	$643,922	$655,637	$665,259	$673,599

Change from base	$(23,888)		$11,715	$21,337	$29,677
% change from base	-3.71%		1.82%	3.31%	4.61%

At December 31, 2014, our two year cumulative horizon modeling results indicated a -3.09%, 2.90%, 5.21%, and 7.03% change in net interest income from base case for the -50 basis points, +100 basis points, +200 basis points, and +300 basis points scenarios, respectively. Our asset sensitivity decreased marginally year over year primarily due to changes in our balance sheet mix resulting from the Founders acquisition in January 2015, as well as branch divestitures in August 2015. Our asset sensitivity also decreased year over year due to a greater reliance on wholesale funding to fund the branch divestitures and a generally lower level of other core deposits. We use derivative instruments to mitigate interest rate risk, including certain cash flow hedges on variable-rate debt with a notional amount of $725 million at December 31, 2015.

A key element in the measurement and modeling of interest rate risk is the re-pricing assumptions of our transaction deposit accounts, which have no contractual maturity dates. We assume this deposit base is comprised of both core and more volatile balances and consists of both non-interest bearing and interest bearing accounts. Core deposit balances are assumed to be less interest rate sensitive and provide longer term funding. Volatile balances are assumed to be more interest rate sensitive and shorter in term. As part of our semi-static balance sheet modeling, we assume interest rates paid on the volatile deposits move in conjunction with changes in interest rates, in order to retain these deposits. This may include current non-interest bearing accounts.

Because the models are driven by expected behavior in various interest rate scenarios and many factors besides market interest rates affect our net interest income, we recognize that model outputs are not guarantees of actual results. For this reason, we model many different combinations of interest rates and balance sheet assumptions to understand our overall sensitivity to market interest rate changes, including shocks, yield curve flattening, yield curve steepening, as well as forecasts of likely interest rate scenarios. As of December 31, 2015, our projected net interest income sensitivity based on the asset/liability models we utilize was within the limits of the Company’s interest rate risk policy for the scenarios tested.

We use derivatives, primarily interest rate swaps, as one method to manage interest rate risk in the ordinary course of business. We also provide derivatives to our commercial customers in connection with managing interest rate risk. Our derivatives had an estimated fair value loss of $11.0 million at December 31, 2015, compared to an estimated fair value loss of $5.3 million at December 31, 2014. See Note 20 to the consolidated financial statements for further discussion of derivative financial instruments.

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

A time deposit maturity schedule for Old National Bank is shown in the following table as of December 31, 2015.

(dollars in thousands)
Maturity Bucket	Amount	Rate
2016	$580,463	0.99%
2017	157,355	0.71
2018	111,585	1.13
2019	54,877	1.55
2020	73,497	1.81
2021 and beyond	22,290	1.20

Total	$1,000,067	1.06%

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

The credit ratings of Old National and Old National Bank at December 31, 2015 are shown in the following table.

Moody’s Investor Service
	Long-term	Short-term
Old National Bancorp	A3	N/A
Old National Bank	Aa3	P-1

N/A = not applicable

On January 14, 2016, Moody’s Investor Service placed the ratings of Old National Bancorp and its lead bank subsidiary, Old National Bank (collectively, Old National) on review for possible downgrade following the announcement that it has agreed to acquire Anchor Bancorp of Wisconsin (unrated) in a stock and cash transaction expected to close in the second quarter of 2016.

Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well. As of December 31, 2015, Old National Bancorp and its subsidiaries had the following availability of liquid funds and borrowings.

(dollars in thousands)	Parent Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$54,761	$165,057
Unencumbered government-issued debt securities	—	1,002,316
Unencumbered investment grade municipal securities	—	436,684
Unencumbered corporate securities	—	88,541
Availability of borrowings:
Amount available from Federal Reserve discount window*	—	450,379
Amount available from Federal Home Loan Bank Indianapolis*	—	468,788

Total available funds	$54,761	$2,611,765

*	Based on collateral pledged

The Parent Company (Old National Bancorp) has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows, and funds used for acquisitions. The Parent Company can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit, and through the issuance of debt securities. Additionally, the Parent Company has a shelf registration in place with the Securities and Exchange Commission permitting ready access to the public debt and equity markets. At December 31, 2015, the Parent Company’s other borrowings outstanding were $214.2 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.746 billion and standby letters of credit of $62.6 million at December 31, 2015. At December 31, 2015, approximately $1.667 billion of the loan commitments had fixed rates and $79.3 million had floating rates, with the floating interest rates ranging from 0% to 25%. At December 31, 2014, loan commitments were $1.584 billion and standby letters of credit were $65.3 million. The term of these off-balance sheet arrangements is typically one year or less.

Old National entered into a risk participation in an interest rate swap during the second quarter of 2007, which had a notional amount of $7.2 million at December 31, 2015. Old National entered into an additional risk participation in an interest rate swap during the third quarter of 2014, which had a notional amount of $12.0 million at December 31, 2015.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENT LIABILITIES

The following table presents our significant fixed and determinable contractual obligations and significant commitments at December 31, 2015. Further discussion of each obligation or commitment is included in the referenced note to the consolidated financial statements.

		Payments Due In
(dollars in thousands)	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without stated maturity		$7,400,793	$—	$—	$—	$7,400,793
IRAs, consumer and brokered certificates of deposit	11	580,463	268,940	128,374	22,290	1,000,067
Short-term borrowings	12	628,499	—	—	—	628,499
Other borrowings	13	592,355	241,117	53,010	405,265	1,291,747
Fixed interest payments (1)		14,845	25,335	22,516	51,654	114,350
Operating leases	21	28,445	55,242	51,511	209,897	345,095
Other long-term liabilities (2)		200	—	—	—	200

(1)	Our senior notes, subordinated notes, certain trust preferred securities, and certain Federal Home Loan Bank advances have fixed rates ranging from 0.35% to 6.76%. All of our other long-term debt is at LIBOR based variable rates at December 31, 2015. The projected variable interest assumes no increase in LIBOR rates from December 31, 2015.
(2)	Amount expected to be contributed to the pension plans in 2016. Amounts for 2017 and beyond are unknown at this time.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are described in Note 1 to the consolidated financial statements. Certain accounting policies require management to use significant judgment and estimates, which can have a material impact on the carrying value of certain assets and liabilities. We consider these policies to be critical accounting policies. The judgment and assumptions made are based upon historical experience or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgment and assumptions, actual results could differ from estimates, which could have a material effect on our financial condition and results of operations.

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

•	Judgments and Uncertainties. Effective January 1, 2015, we began using a probability of default (“PD”) and loss given default (“LGD”) model as a tool to determine the adequacy of the allowance for loan losses for performing commercial and commercial real estate loans. The PD is forecast using a transition matrix to determine the likelihood of a customer’s asset quality rating (“AQR”) migrating from its current AQR to any other status within the time horizon. Transition rates are measured using Old National’s own historical experience. The model assumes that recent historical transition rates will continue into the future. The LGD is defined as credit loss incurred when an obligor of the bank defaults. The sum of all net charge-offs for a particular portfolio segment are divided by all loans that have defaulted over a given period of time. The expected loss derived from the model considers the PD, LGD, and exposure at default. Additionally, qualitative factors, such as changes in lending policies or procedures, and economic business conditions are also considered.

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

Management’s analysis of probable losses in the portfolio at December 31, 2015 resulted in a range for allowance for loan losses of $14.5 million. The range pertains to general (FASB ASC 310, Receivables/SFAS 5) reserves for both retail and performing commercial loans. Specific (FASB ASC 310, Receivables/SFAS 114) reserves do not have a range of probable loss. Due to the risks and uncertainty associated with the economy and our projection of FAS 5 loss rates inherent in the portfolio, we establish a range of probable outcomes (a high-end estimate and a low-end estimate) and evaluate our position within this range. The potential effect to net income based on our position in the range relative to the high and low endpoints is a decrease of $1.9 million and an increase of $7.6 million, respectively, after taking into account the tax effects. These sensitivities are hypothetical and may not represent actual results.

Derivative Financial Instruments

•	Description. As part of our overall interest rate risk management, we use derivative instruments to reduce exposure to changes in interest rates and market prices for financial instruments. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of derivative financial instruments and hedged items. To the extent hedging relationships are found to be effective, as determined by FASB ASC 815 (SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities) (“ASC Topic 815”), changes in fair value of the derivatives are offset by changes in the fair value of the related hedged item or recorded to other comprehensive income. Management believes hedge effectiveness is evaluated properly in preparation of the financial statements. All of the derivative financial instruments we use have an active market and indications of fair value can be readily obtained. We are not using the “short-cut” method of accounting for any fair value derivatives.

•	Judgments and Uncertainties. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of derivative financial instruments and hedged items.

•	Effect if Actual Results Differ From Assumptions. To the extent hedging relationships are found to be effective, as determined by ASC Topic 815, changes in fair value of the derivatives are offset by changes in the fair value of the related hedged item or recorded to other comprehensive income. However, if in the future the derivative financial instruments used by us no longer qualify for hedge accounting treatment, all changes in fair value of the derivative would flow through the consolidated statements of income in other noninterest income, resulting in greater volatility in our earnings.

Income Taxes

•	Description. We are subject to the income tax laws of the U.S., its states, and the municipalities in which we operate. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. We review income tax expense and the carrying value of deferred tax assets quarterly; and as new information becomes available, the balances are adjusted as appropriate. FASB ASC 740-10 (FIN 48) prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. See Note 14 to the consolidated financial statements for a further description of our provision and related income tax assets and liabilities.

•	Judgments and Uncertainties. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws. We must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be subject to review/adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon examination or audit.

•	Effect if Actual Results Differ From Assumptions. Although management believes that the judgments and estimates used are reasonable, actual results could differ and we may be exposed to losses or gains that could be material. To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement would result in a reduction in our effective income tax rate in the period of resolution.

Valuation of Securities

•	Description. The fair value of our securities is determined with reference to price estimates. In the absence of observable market inputs related to items such as cash flow assumptions or adjustments to market rates, management judgment is used. Different judgments and assumptions used in pricing could result in different estimates of value.

When the fair value of a security is less than its amortized cost for an extended period, we consider whether there is an other-than-temporary impairment in the value of the security. If, in management’s judgment, an other-than-temporary impairment exists, the portion of the loss in value attributable to credit quality is transferred from accumulated other comprehensive loss as an immediate reduction of current earnings and the cost basis of the security is written down by this amount.

We consider the following factors when determining an other-than-temporary impairment for a security or investment:

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

Quarterly, securities are evaluated for other-than-temporary impairment in accordance with FASB ASC 320 (SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities), and FASB ASC

325-10 (Emerging Issues Task Force No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets) and FASB ASC 320-10 (FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). An impairment that is an “other-than-temporary impairment” is a decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the anticipated holding period of the investment. Other-than-temporary impairments result in reducing the security’s carrying value by the amount of credit loss. The credit component of the other-than-temporary impairment loss is realized through the statement of income and the remainder of the loss remains in other comprehensive income.

•	Judgments and Uncertainties. The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing and amount of loss realization. In addition, significant judgments are required in determining valuation and impairment, which include making assumptions regarding the estimated prepayments, loss assumptions and interest cash flows.

•	Effect if Actual Results Differ From Assumptions. Actual credit deterioration could be more or less severe than estimated. Upon subsequent review, if cash flows have significantly improved, the discount would be amortized into earnings over the remaining life of the debt security in a prospective manner based on the amount and timing of future cash flows. Additional credit deterioration resulting in an adverse change in cash flows would result in additional other-than-temporary impairment loss recorded in the income statement.

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

Old National’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on that assessment Old National has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective. Old National’s independent registered public accounting firm has audited the effectiveness of Old National’s internal control over financial reporting as of December 31, 2015 as stated in their report which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Crowe Horwath LLP
Independent Member Crowe Horwath International

Board of Directors and Shareholders

Old National Bancorp

Evansville, Indiana

We have audited the accompanying consolidated balance sheets of Old National Bancorp as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited Old National Bancorp’s internal control over financial reporting as of December 31, 2015, based on criteria established in 2013 in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Old National Bancorp’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Old National Bancorp as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Old National Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in 2013 in Internal Control—Integrated Framework issued by the COSO.

Crowe Horwath LLP

Indianapolis, Indiana

February 25, 2016

OLD NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars and shares in thousands, except per share data)	2015	2014
Assets
Cash and due from banks	$91,311	$207,871
Money market and other interest-earning investments	128,507	32,092

Total cash and cash equivalents	219,818	239,963
Trading securities - at fair value	3,941	3,881
Investment securities - available-for-sale, at fair value	2,418,221	2,627,831
Investment securities - held-to-maturity, at amortized cost (fair value $929,417 and $903,935, respectively)	872,111	844,054
Federal Home Loan Bank/Federal Reserve Bank stock, at cost	86,146	71,175
Loans held for sale ($13,810 and $15,562, respectively at fair value)	13,810	213,490
Loans, net of unearned income	6,840,818	6,170,493
Covered loans, net of discount	107,587	147,708

Total loans	6,948,405	6,318,201
Allowance for loan losses	(51,296)	(44,297)
Allowance for loan losses - covered loans	(937)	(3,552)

Net loans	6,896,172	6,270,352

FDIC indemnification asset	9,030	20,603
Premises and equipment, net	196,676	135,892
Accrued interest receivable	69,098	60,966
Goodwill	584,634	530,845
Other intangible assets	35,308	38,694
Company-owned life insurance	341,294	325,617
Assets held for sale	5,679	9,127
Other real estate owned and repossessed personal property	7,594	7,241
Other real estate owned - covered	4,904	9,121
Other assets	227,091	237,199

Total assets	$11,991,527	$11,646,051

Liabilities
Deposits:
Noninterest-bearing demand	$2,488,855	$2,427,748
Interest-bearing:
NOW	2,133,536	2,176,879
Savings	2,201,352	2,222,557
Money market	577,050	574,462
Time	1,000,067	1,089,018

Total deposits	8,400,860	8,490,664

Short-term borrowings	628,499	551,309
Other borrowings	1,291,747	918,602
Accrued expenses and other liabilities	179,251	219,712

Total liabilities	10,500,357	10,180,287

Commitments and contingencies (Note 21)
Shareholders’ Equity
Preferred stock, series A, 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $1.00 per share stated value, 150,000 shares authorized, 114,297 and 116,847 shares issued and outstanding, respectively	114,297	116,847
Capital surplus	1,087,911	1,118,292
Retained earnings	323,759	262,180
Accumulated other comprehensive income (loss), net of tax	(34,797)	(31,555)

Total shareholders’ equity	1,491,170	1,465,764

Total liabilities and shareholders’ equity	$11,991,527	$11,646,051

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(dollars and shares in thousands, except per share data)	2015	2014	2013
Interest Income
Loans including fees:
Taxable	$304,452	$296,141	$252,499
Nontaxable	11,566	10,207	9,411
Investment securities:
Taxable	57,336	60,903	60,371
Nontaxable	25,788	22,436	19,491
Money market and other interest-earning investments	47	42	38

Total interest income	399,189	389,729	341,810

Interest Expense
Deposits	14,168	13,326	18,124
Short-term borrowings	493	310	641
Other borrowings	18,412	9,723	5,621

Total interest expense	33,073	23,359	24,386

Net interest income	366,116	366,370	317,424
Provision for loan losses	2,923	3,097	(2,319)

Net interest income after provision for loan losses	363,193	363,273	319,743

Noninterest Income
Wealth management fees	34,395	28,737	23,493
Service charges on deposit accounts	43,372	47,433	49,562
Debit card and ATM fees	21,340	25,835	25,019
Mortgage banking revenue	12,540	6,017	4,420
Insurance premiums and commissions	42,714	41,466	38,483
Investment product fees	17,924	17,136	16,018
Company-owned life insurance	8,604	6,924	7,454
Net securities gains	5,718	9,830	4,341
Total other-than-temporary impairment losses	—	(100)	(1,000)
Loss recognized in other comprehensive income	—	—	—

Impairment losses recognized in earnings	—	(100)	(1,000)
Recognition of deferred gain on sale leaseback transactions	16,444	6,094	6,476
Net gain on branch divestitures	15,627	—	2,894
Change in FDIC indemnification asset	(9,034)	(43,162)	(9,288)
Other income	20,988	18,919	16,886

Total noninterest income	230,632	165,129	184,758

Noninterest Expense
Salaries and employee benefits	243,875	219,301	202,435
Occupancy	53,239	49,099	48,360
Equipment	13,183	12,453	11,879
Marketing	10,410	9,591	7,212
Data processing	27,309	25,382	21,608
Communication	9,586	10,476	10,521
Professional fees	11,756	16,390	11,948
Loan expense	6,373	6,107	6,972
Supplies	2,275	2,958	2,361
FDIC assessment	7,503	6,261	5,097
Other real estate owned expense	2,703	3,101	4,129
Amortization of intangibles	11,746	9,120	8,162
Other expense	30,974	16,199	21,300

Total noninterest expense	430,932	386,438	361,984

Income before income taxes	162,893	141,964	142,517
Income tax expense	46,177	38,297	41,597

Net income	$116,716	$103,667	$100,920

Net income per common share - basic	$1.01	$0.96	$1.00
Net income per common share - diluted	1.00	0.95	1.00

Weighted average number of common shares outstanding - basic	115,726	107,818	100,712
Weighted average number of common shares outstanding - diluted	116,255	108,365	101,198

Dividends per common share	$0.48	$0.44	$0.40

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(dollars in thousands)	2015	2014	2013
Net income	$116,716	$103,667	$100,920

Other comprehensive income (loss):

Change in securities available-for-sale:
Unrealized holding gains (losses) for the period	1,173	42,515	(125,761)
Reclassification for securities transferred to held-to-maturity	—	—	31,005
Reclassification adjustment for securities gains realized in income	(5,718)	(9,830)	(4,341)
Other-than-temporary-impairment on available-for-sale securities associated with credit loss realized in income	—	100	1,000
Income tax effect	1,487	(12,425)	37,935

Unrealized gains (losses) on available-for-sale securities	(3,058)	20,360	(60,162)

Change in securities held-to-maturity:
Adjustment for securities transferred from available-for-sale	—	—	(31,005)
Amortization of fair value for securities held-to-maturity previously recognized into accumulated other comprehensive income	1,692	1,437	225
Income tax effect	(396)	(446)	10,744

Changes from securities held-to-maturity	1,296	991	(20,036)

Cash flow hedges:
Net unrealized derivative losses on cash flow hedges	(8,107)	(9,514)	(306)
Reclassification adjustment for losses realized in net income	2,719	248	—
Income tax effect	2,047	3,521	116

Changes from cash flow hedges	(3,341)	(5,745)	(190)

Defined benefit pension plans:
Net actuarial (gain) loss recognized in income	(171)	(6,266)	6,901
Amortization of net loss and settlement cost recognized in income	3,173	1,933	3,436
Income tax effect	(1,141)	1,638	(4,216)

Changes from defined benefit pension plans	1,861	(2,695)	6,121

Other comprehensive income (loss), net of tax	(3,242)	12,911	(74,267)

Comprehensive income	$113,474	$116,578	$26,653

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2013	$101,179	$916,918	$146,667	$29,801	$1,194,565
Net income	—	—	100,920	—	100,920
Other comprehensive income (loss)	—	—	—	(74,267)	(74,267)
Dividends - common stock	—	—	(40,278)	—	(40,278)
Common stock issued	22	268	—	—	290
Common stock repurchased	(1,728)	(22,564)	—	—	(24,292)
Stock based compensation expense	—	3,958	—	—	3,958
Stock activity under incentive compensation plans	386	1,674	(316)	—	1,744

Balance, December 31, 2013	99,859	900,254	206,993	(44,466)	1,162,640
Net income	—	—	103,667	—	103,667
Other comprehensive income (loss)	—	—	—	12,911	12,911
Acquisition - Tower Financial	5,626	73,101	—	—	78,727
Acquisition - United Bancorp	9,117	114,689	—	—	123,806
Acquisition - LSB Financial	3,557	48,201	—	—	51,758
Dividends - common stock	—	—	(48,181)	—	(48,181)
Common stock issued	24	302	—	—	326
Common stock repurchased	(1,886)	(23,944)	—	—	(25,830)
Stock based compensation expense	—	4,162	—	—	4,162
Stock activity under incentive compensation plans	550	1,527	(299)	—	1,778

Balance, December 31, 2014	116,847	1,118,292	262,180	(31,555)	1,465,764
Net income	—	—	116,716	—	116,716
Other comprehensive income (loss)	—	—	—	(3,242)	(3,242)
Acquisition - Founders Financial Corporation	3,402	47,224	—	—	50,626
Dividends - common stock	—	—	(55,552)	—	(55,552)
Common stock issued	29	362	—	—	391
Common stock repurchased	(6,399)	(82,296)	—	—	(88,695)
Stock based compensation expense	—	4,255	—	—	4,255
Stock activity under incentive compensation plans	418	74	415	—	907

Balance, December 31, 2015	$114,297	$1,087,911	$323,759	$(34,797)	$1,491,170

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2015	2014	2013
Cash Flows From Operating Activities
Net income	$116,716	$103,667	$100,920

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	14,101	12,366	11,227
Amortization of other intangible assets	11,746	9,120	8,162
Net premium amortization on investment securities	18,609	15,430	16,573
Amortization of FDIC indemnification asset	9,034	43,162	9,288
Stock compensation expense	4,255	4,162	3,958
Provision for loan losses	2,923	3,097	(2,319)
Net securities gains	(5,718)	(9,830)	(4,341)
Impairment on available-for-sale securities	—	100	1,000
Recognition of deferred gain on sale leaseback transactions	(16,444)	(6,094)	(6,476)
Net gain on branch divestitures	(15,627)	—	(2,894)
Net gains on sales of other assets	(5,232)	(3,546)	(3,331)
Loss on retirement of debt	—	—	993
Increase in cash surrender value of company-owned life insurance	(7,380)	(6,920)	(4,492)
Residential real estate loans originated for sale	(350,846)	(148,946)	(143,387)
Proceeds from sale of residential real estate loans	362,157	147,566	152,225
Increase in interest receivable	(7,523)	(4,731)	(3,222)
Decrease in other real estate owned	4,538	7,049	16,084
Decrease in other assets	16,079	19,676	3,720
Increase (decrease) in accrued expenses and other liabilities	(26,408)	14,392	11,723

Total adjustments	8,264	96,053	64,491

Net cash flows provided by operating activities	124,980	199,720	165,411

Cash Flows From Investing Activities
Net cash and cash equivalents of acquired banks	(37,098)	(3,050)	530,000
Payments related to branch divestitures	(333,095)	—	(168,268)
Purchases of investment securities available-for-sale	(832,419)	(568,993)	(1,229,570)
Purchases of investment securities held-to-maturity	(74,862)	(103,299)	(31,841)
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	(21,872)	(6,901)	(4,204)
Proceeds from maturities, prepayments, and calls of investment securities available-for-sale	764,649	468,764	632,614
Proceeds from sales of investment securities available-for-sale	343,486	214,912	231,806
Proceeds from maturities, prepayments, and calls of investment securities held-to-maturity	39,799	16,189	25,208
Proceeds from sales of investment securities held-to-maturity	855	—	—
Proceeds from sales of Federal Home Loan Bank/Federal Reserve Bank stock	8,711	7,507	—
Proceeds from sale of loans and leases	—	—	114,527
Reimbursement under FDIC loss share agreements	3,548	26,342	19,527
Net principal collected from (loans made to) loan customers	(285,875)	(196,287)	(3,622)
Proceeds from sale of premises and equipment and other assets	7,714	2,755	3,394
Purchases of premises and equipment and other assets	(85,661)	(20,473)	(18,617)

Net cash flows provided by (used in) investing activities	(502,120)	(162,534)	100,954

Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
Deposits	89,328	(304,510)	(454,837)
Short-term borrowings	64,698	59,659	(127,483)
Payments for maturities on other borrowings	(229,172)	(211,159)	(2,521)
Payments related to retirement of debt	—	—	(50,993)
Proceeds from issuance of other borrowings	575,000	525,000	375,000
Cash dividends paid on common stock	(55,552)	(48,181)	(40,278)
Common stock repurchased	(88,695)	(25,830)	(24,292)
Proceeds from exercise of stock options, including tax benefit	997	749	1,412
Common stock issued	391	326	290

Net cash flows provided by (used in) financing activities	356,995	(3,946)	(323,702)

Net increase (decrease) in cash and cash equivalents	(20,145)	33,240	(57,337)
Cash and cash equivalents at beginning of period	239,963	206,723	264,060

Cash and cash equivalents at end of period	$219,818	$239,963	$206,723

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF OPERATIONS

Old National Bancorp, a financial holding company headquartered in Evansville, Indiana, operates primarily in Indiana, Kentucky, and Michigan. Its principal subsidiaries include Old National Bank and ONB Insurance Group, Inc. Through its bank and non-bank affiliates, Old National Bancorp provides to its clients an array of financial services including loan, deposit, wealth management, investment consulting, investment, and insurance products.

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

Other-Than-Temporary Impairment – Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer including an evaluation of credit ratings, (3) whether the market decline was affected by macroeconomic conditions, (4) the intent of Old National to sell a security, and (5) whether it is more likely than not Old National will have to sell the security before recovery of its cost basis. If Old National intends to sell an impaired security, Old National records an other-than-temporary loss in an amount equal to the entire difference between fair value and amortized cost. If a security is determined to be other-than-temporarily impaired, but Old National does not intend to sell the security and it is not more likely than not that it will be required to sell the security, only the credit portion of the estimated loss is recognized in earnings, with the other portion of the loss recognized in other comprehensive income. See Note 4 to the consolidated financial statements for a detailed description of the quarterly evaluation process.

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

LOANS

Loans that Old National intends to hold for investment purposes are classified as portfolio loans. Portfolio loans are carried at the principal balance outstanding, net of earned interest, purchase premiums or discounts, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the principal balances of loans outstanding. For all loan classes, a loan is generally placed on nonaccrual status when principal or interest becomes 90 days past due unless it is well secured and in the process of collection, or earlier when concern exists as to the ultimate collectibility of principal or interest. Interest accrued during the current year on such loans is reversed against earnings. Interest accrued in the prior year, if any, is charged to the allowance for loan losses. Cash interest received on these loans is applied to the principal balance until the principal is recovered or until the loan returns to accrual status. Loans may be returned to accrual status when all the principal and interest amounts contractually due are brought current, remain current for six months and future payments are reasonably assured.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

The excess of the cost of acquired entities over the fair value of identifiable assets acquired less liabilities assumed is recorded as goodwill. In accordance with FASB ASC 350 (SFAS No. 142, Goodwill and Other Intangible Assets), amortization of goodwill and indefinite-lived assets is not recorded. However, the recoverability of goodwill and other intangible assets are annually tested for impairment. Other intangible assets, including core deposits and customer business relationships, are amortized primarily on an accelerated cash flow basis over their estimated useful lives, generally over a period of 5 to 15 years.

COMPANY-OWNED LIFE INSURANCE

Old National has purchased life insurance policies on certain key executives. Old National records company-owned life insurance at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Company-owned life insurance totaled $341.3 million at December 31, 2015 and $325.6 million at December 31, 2014.

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

Loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type, term, and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. Changes in valuation allowances are reported with mortgage banking revenue on the income statement. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Servicing fee income, which is reported on the income statement as mortgage banking revenue, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan and are recorded as income when earned.

DERIVATIVE FINANCIAL INSTRUMENTS

As part of Old National’s overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, caps, and floors. All derivative instruments are recognized on the balance sheet at their fair value in accordance with ASC 815, as amended. At the inception of the derivative contract, Old National will designate the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”). For derivatives that are designated and qualify as a fair value hedge, the change in value of the derivative, as well as the offsetting change in value of the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in fair values. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the change in value on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For all hedging relationships, changes in fair value of derivatives that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of the change. Similarly, the changes in the fair value of derivatives that do not qualify for hedge accounting under ASC Topic 815 are also reported currently in earnings, in noninterest income.

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

Old National is exposed to losses if a counterparty fails to make its payments under a contract in which Old National is in the net receiving position. Old National anticipates that the counterparties will be able to fully satisfy their obligations under the agreements. In addition, Old National obtains collateral above certain thresholds of the fair value of its hedges for each counterparty based upon their credit standing. All of the contracts to which Old National is a party settle monthly, quarterly, or semiannually. Further, Old National has netting agreements with the dealers with which it does business.

CREDIT-RELATED FINANCIAL INSTRUMENTS

In the ordinary course of business, Old National’s affiliate bank has entered into credit-related financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. The notional amount of these commitments is not reflected in the consolidated financial statements until they are funded.

FORECLOSED ASSETS

Other assets include real estate properties acquired as a result of foreclosure and repossessed personal property and are initially recorded at the fair value of the property less estimated cost to sell. Any excess recorded investment over the fair value of the property received is charged to the allowance for loan losses. Any subsequent write-downs are charged to expense, as are the costs of operating the properties. Foreclosed assets totaled $12.5 million at December 31, 2015 and $16.4 million at December 31, 2014. Covered other real estate owned from the Integra acquisition (see discussion below regarding covered assets) is included in foreclosed assets and totaled $4.9 million at December 31, 2015 and $9.1 million at December 31, 2014.

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

COVERED ASSETS, LOSS SHARE AGREEMENTS, AND INDEMNIFICATION ASSET

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

Loans were recorded at fair value in accordance with ASC Topic 805, Business Combinations. No allowance for loan losses related to the acquired loans was recorded on the acquisition date as the fair value of the loans acquired incorporated assumptions regarding credit risk. Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820, exclusive of the loss share agreements with the FDIC. These loans were aggregated into pools of loans based on common risk characteristics such as credit score, loan type, and date of origination. The fair value estimates associated with these pools of loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest, and other cash flows.

Because the FDIC will reimburse us for losses incurred on certain acquired loans, an indemnification asset (FDIC loss share receivable) was recorded at fair value at the acquisition date. The indemnification asset is recognized at the same time as the indemnified loans, and measured on the same basis, subject to collectibility or contractual limitations. The loss share agreements on the acquisition date reflect the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties. The carrying value of the indemnification asset was $9.0 million at December 31, 2015 and $20.6 million at December 31, 2014.

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

The following table reconciles basic and diluted net income per share for the years ended December 31.

(dollars and shares in thousands, except per share data)	2015	2014	2013
Basic Earnings Per Share
Net income	$116,716	$103,667	$100,920

Weighted average common shares outstanding	115,726	107,818	100,712

Basic Earnings Per Share	$1.01	$0.96	$1.00

Diluted Earnings Per Share
Net income	$116,716	$103,667	$100,920

Weighted average common shares outstanding	115,726	107,818	100,712
Effect of dilutive securities:
Restricted stock	440	488	455
Stock options (1)	89	59	31

Weighted average shares outstanding	116,255	108,365	101,198

Diluted Earnings Per Share	$1.00	$0.95	$1.00

(1)	Options to purchase 0.7 million shares, 1.0 million shares, and 1.0 million shares outstanding at December 31, 2015, 2014, and 2013, respectively, were not included in the computation of net income per diluted share because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

STATEMENT OF CASH FLOWS DATA

For the purpose of presentation in the accompanying consolidated statement of cash flows, cash and cash equivalents are defined as cash, due from banks, federal funds sold and resell agreements, and money market investments, which have maturities less than 90 days. The following tables summarize the supplemental cash flow information for the years ended December 31:

(dollars in thousands)	2015	2014	2013
Cash payments:
Interest	$32,712	$21,005	$25,817
Income taxes (net of refunds)	14,824	18,820	11,782

Noncash Investing and Financing Activities:
Transfer of loans held for investment to loans held for sale	—	197,928	102,793
Transfer of leases to loans held for sale	—	—	11,553
Transfer of premises and equipment to assets held for sale	9,070	3,042	—
Transfer of securities from available-for-sale to held-to-maturity	—	—	357,788

Approximately 3.4 million shares of common stock, valued at approximately $50.6 million, were issued in the acquisition of Founders Financial Corporation on January 1, 2015. Approximately 5.6 million shares of common stock, valued at approximately $78.7 million, were issued in the acquisition of Tower Financial Corporation on April 25, 2014. Approximately 9.1 million shares of common stock, valued at approximately $123.8 million, were issued in the acquisition of United Bancorp on July 31, 2014. Approximately 3.6 million shares of common stock, valued at approximately $51.8 million, were issued in the acquisition of LSB Financial Corp. on November 1, 2014.

IMPACT OF ACCOUNTING CHANGES

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

FASB ASC 718 – In June 2014, the FASB issued an update (ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period) impacting FASB ASC 860, Transfers and Servicing. Generally, an award with a performance target also requires an employee to render service until the performance target is achieved. In some cases, however, the terms of an award may provide that the performance target could be achieved after an employee completes the requisite service period. The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. An entity should apply guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period for which the service has already been rendered. The amendments in this update became effective for interim and annual periods beginning after December 15, 2015 and did not have a material impact on the consolidated financial statements.

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

FASB ASC 835 – In April 2015, the FASB issued an update (ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs) impacting FASB ASC 835-30, Interest-Imputation of Interest. This update is part of FASB’s initiative to reduce complexity in accounting standards; otherwise known as the Simplification Initiative. The FASB Board received feedback that having different balance sheet presentation requirements for debt issuance costs and debt discount and premium creates unnecessary complexity. Recognizing debt issuance costs as a deferred charge (that is, an asset) also is different from the guidance in International Financial Reporting Standards, which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. To simplify presentation of debt issuance costs, the amendments in the update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The Company elected to adopt this update as of December 31, 2015 and there was no material impact on the consolidated financial statements.

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

FASB ASC 350 – In April 2015, the FASB issued an update (ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement) impacting FASB ASC 350-40, Intangibles: Goodwill and Other: Internal- Use Software. This update is part of the FASB’s Simplification Initiative. The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change generally accepted accounting principles for a customer’s accounting for service contracts. The amendments in this update became effective for interim and annual periods beginning after December 15, 2015 and did not have a material impact on the consolidated financial statements.

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

FASB ASC 805 – In September 2015, the FASB issued an update (ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments). This update applies to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this update became effective for interim and annual periods beginning after December 15, 2015 and did not have a material impact on the consolidated financial statements.

FASB ASC 825 – In January 2016, the FASB issued an update (ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities). The amendments in this update impact public business entities as follows: 1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. 2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. 3) Eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. 4) Require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. 5) Require an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. 6) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. 7) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

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

As of December 31, 2015, the Company finalized its valuation of all assets and liabilities acquired, resulting in no material change to purchase accounting adjustments. A summary of the final purchase price allocation is as follows (in thousands):

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

Divestitures

On August 14, 2015, the Company completed its previously announced branch sales. The Company divested its southern Illinois region (twelve branches) along with four branches in eastern Indiana and one in Ohio. At closing, the purchasers assumed loans of $193.6 million and deposits of $555.8 million. The Company recorded a net pre-tax gain of $15.6 million in connection with the divestitures, which included a deposit premium of $19.3 million, goodwill allocation of $3.8 million, and $0.9 million of other transaction expenses. See Note 14 to the consolidated financial statements for discussion on the change to deferred tax assets due to the reduction of our presence in Illinois.

In addition, the Company consolidated 23 branches throughout the Old National franchise during 2015 based on an ongoing assessment of our service and delivery network and on our goal to continue to move our franchise into stronger growth markets.

Pending Acquisitions

On January 12, 2016, Old National announced that it had entered into an agreement to acquire Madison, Wisconsin-based Anchor BanCorp Wisconsin Inc. (“Anchor”) through a stock and cash merger. Anchor is a savings and loan holding company with AnchorBank, fsb (“AnchorBank”) as its wholly-owned subsidiary. AnchorBank operates 46 banking centers, including 32 banking centers in the Madison, Milwaukee and Fox Valley triangle. At September 30, 2015, AnchorBank reported total assets of $2.2 billion and $1.8 billion of deposit liabilities. Pursuant to the merger agreement, shareholders of Anchor may elect to receive either 3.5505 shares of Old National common stock or $48.50 in cash for each share of Anchor they hold, subject to no more than 40% of the outstanding shares of Anchor may receive cash. Based on Old National’s 10-day average closing share price through January 8, 2016 of $13.34, this represents a total transaction value of approximately $461 million. The transaction value is likely to change until closing due to fluctuations in the price of Old National common stock and is also subject to adjustment under certain limited circumstances as provided in the merger agreement. The transaction remains subject to regulatory approval and the vote of Anchor shareholders. The transaction is anticipated to close in the second quarter of 2016.

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes within each classification of accumulated other comprehensive income (loss) (“AOCI”) net of tax for the years ended December 31, 2015, 2014, and 2013:

(dollars in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Total
2015
Balance at January 1, 2015	$(748)	$(15,776)	$(5,935)	$(9,096)	$(31,555)
Other comprehensive income (loss) before reclassifications	554	—	(5,027)	—	(4,473)
Amounts reclassified from accumulated other comprehensive income (loss) (a)	(3,612)	1,296	1,686	1,861	1,231

Net other comprehensive income (loss)	(3,058)	1,296	(3,341)	1,861	(3,242)

Balance at December 31, 2015	$(3,806)	$(14,480)	$(9,276)	$(7,235)	$(34,797)

2014
Balance at January 1, 2014	$(21,108)	$(16,767)	$(190)	$(6,401)	$(44,466)
Other comprehensive income (loss) before reclassifications	26,391	—	(5,899)	—	20,492
Amounts reclassified from accumulated other comprehensive income (loss) (a)	(6,031)	991	154	(2,695)	(7,581)

Net other comprehensive income (loss)	20,360	991	(5,745)	(2,695)	12,911

Balance at December 31, 2014	$(748)	$(15,776)	$(5,935)	$(9,096)	$(31,555)

2013
Balance at January 1, 2013	$39,054	$3,269	$—	$(12,522)	$29,801
Other comprehensive income (loss) before reclassifications	(57,958)	(20,224)	(190)	—	(78,372)
Amounts reclassified from accumulated other comprehensive income (loss) (a)	(2,204)	188	—	6,121	4,105

Net other comprehensive income (loss)	(60,162)	(20,036)	(190)	6,121	(74,267)

Balance at December 31, 2013	$(21,108)	$(16,767)	$(190)	$(6,401)	$(44,466)

(a)	See table below for details about reclassifications.

The following tables summarize the significant amounts reclassified out of each component of AOCI for the years ended December 31, 2015, 2014, and 2013:

Details about AOCI Components	Amount Reclassified from AOCI			Affected Line Item in the Statement Where Net Income is Presented
	Years Ended December 31,
(dollars in thousands)	2015	2014	2013
Unrealized gains and losses on available-for-sale securities
	$5,718	$9,830	$4,341	Net securities gains
	—	(100)	(1,000)	Impairment losses

	5,718	9,730	3,341	Income before income taxes
	(2,106)	(3,699)	(1,137)	Income tax (expense) benefit

	$3,612	$6,031	$2,204	Net income

Unrealized gains and losses on held-to-maturity securities
	$(1,692)	$(1,437)	$(225)	Interest income/(expense)
	396	446	37	Income tax (expense) benefit

	$(1,296)	$(991)	$(188)	Net income

Gains and losses on cash flow hedges
Interest rate contracts	$(2,719)	$(248)	$—	Interest income/(expense)
	1,033	94	—	Income tax (expense) benefit

	$(1,686)	$(154)	$—	Net income

Amortization of defined benefit pension items
Actuarial gains/(losses)	$171	$6,266	$(6,901)	Salaries and employee benefits
Amortization of net actuarial losses	(3,173)	(1,933)	(3,436)	Salaries and employee benefits
	1,141	(1,638)	4,216	Income tax (expense) benefit

	$(1,861)	$2,695	$(6,121)	Net income

Total reclassifications for the period	$(1,231)	$7,581	$(4,105)	Net income

NOTE 4 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at December 31 and the corresponding amounts of unrealized gains and losses therein:

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
2015
Available-for-Sale
U.S. Treasury	$11,968	$190	$(8)	$12,150
U.S. government-sponsored entities and agencies	615,578	1,495	(3,523)	613,550
Mortgage-backed securities - Agency	1,065,936	10,970	(10,545)	1,066,361
States and political subdivisions	375,671	11,960	(335)	387,296
Pooled trust preferred securities	17,320	—	(9,420)	7,900
Other securities	337,590	1,151	(7,777)	330,964

Total available-for-sale securities	$2,424,063	$25,766	$(31,608)	$2,418,221

Held-to-Maturity
U.S. government-sponsored entities and agencies	$142,864	$2,899	$—	$145,763
Mortgage-backed securities - Agency	16,042	562	—	16,604
States and political subdivisions	713,205	53,848	(3)	767,050

Total held-to-maturity securities	$872,111	$57,309	$(3)	$929,417

2014
Available-for-Sale
U.S. Treasury	$14,978	$196	$(8)	$15,166
U.S. government-sponsored entities and agencies	692,704	1,533	(8,286)	685,951
Mortgage-backed securities - Agency	1,233,811	18,219	(10,368)	1,241,662
States and political subdivisions	304,435	11,023	(917)	314,541
Pooled trust preferred securities	17,965	—	(11,358)	6,607
Other securities	365,235	2,338	(3,669)	363,904

Total available-for-sale securities	$2,629,128	$33,309	$(34,606)	$2,627,831

Held-to-Maturity
U.S. government-sponsored entities and agencies	$167,207	$6,279	$—	$173,486
Mortgage-backed securities - Agency	23,648	926	—	24,574
States and political subdivisions	653,199	52,753	(77)	705,875

Total held-to-maturity securities	$844,054	$59,958	$(77)	$903,935

Proceeds from sales or calls of available-for-sale investment securities, the resulting realized gains and realized losses, and other securities gains or losses were as follows for the years ended December 31:

(dollars in thousands)	2015	2014	2013
Proceeds from sales of available-for-sale securities	$343,486	$214,912	$231,806
Proceeds from calls of available-for-sale securities	404,277	123,141	172,465

Total	$747,763	$338,053	$404,271

Realized gains on sales of available-for-sale securities	$5,640	$9,938	$4,715
Realized gains on calls of available-for-sale securities	605	154	50
Realized losses on sales of available-for-sale securities	(518)	(128)	(865)
Realized losses on calls of available-for-sale securities	(15)	(471)	(171)
Other securities gains (1)	6	337	612

Net securities gains	$5,718	$9,830	$4,341

(1)	Other securities gains includes net realized gains or losses associated with trading securities and mutual funds.

During 2015, the Company sold a municipal bond that was classified as held-to-maturity due to credit deterioration. Proceeds from the sale were $0.8 million and resulted in a gain of $52 thousand.

Investment securities with a carrying value of $1.4 billion were pledged to secure public and other funds at December 31, 2015 and December 31, 2014.

Trading securities, which consist of mutual funds held in a trust associated with deferred compensation plans for former Monroe Bancorp directors and executives, are recorded at fair value and totaled $3.9 million at December 31, 2015 and December 31, 2014.

At December 31, 2015, Old National had a concentration of investment securities issued by certain states and their political subdivisions with the following aggregate market values: $340.5 million by Indiana, which represented 22.8% of shareholders’ equity, and $220.9 million by Texas, which represented 14.8% of shareholders’ equity. Of the Indiana municipal bonds, 94% are rated “A” or better, and the remaining 6% generally represent non-rated local interest bonds where Old National has a market presence. All of the Texas municipal bonds are rated “AA” or better, and the majority of issues are backed by the “AAA” rated State of Texas Permanent School Fund Guarantee Program.

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

	At December 31, 2015
(dollars in thousands)			Weighted
	Amortized	Fair	Average
Maturity	Cost	Value	Yield
Available-for-Sale
Within one year	$38,082	$38,117	1.84%
One to five years	585,477	584,779	1.76
Five to ten years	341,481	344,189	2.71
Beyond ten years	1,459,023	1,451,136	2.57

Total	$2,424,063	$2,418,221	2.38%

Held-to-Maturity
Within one year	$10,338	$10,576	6.59%
One to five years	32,117	33,502	4.05
Five to ten years	199,045	205,606	3.55
Beyond ten years	630,611	679,733	5.47

Total	$872,111	$929,417	4.99%

The following table summarizes the investment securities with unrealized losses at December 31 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2015
Available-for-Sale
U.S. Treasury	$6,505	$(8)	$—	$—	$6,505	$(8)
U.S. government-sponsored entities and agencies	160,751	(1,492)	122,581	(2,031)	283,332	(3,523)
Mortgage-backed securities - Agency	256,359	(3,444)	239,047	(7,101)	495,406	(10,545)
States and political subdivisions	38,373	(161)	5,137	(174)	43,510	(335)
Pooled trust preferred securities	—	—	7,900	(9,420)	7,900	(9,420)
Other securities	156,604	(2,717)	126,661	(5,060)	283,265	(7,777)

Total available-for-sale	$618,592	$(7,822)	$501,326	$(23,786)	$1,119,918	$(31,608)

Held-to-Maturity
States and political subdivisions	$2,026	$(3)	$—	$—	$2,026	$(3)

Total held-to-maturity	$2,026	$(3)	$—	$—	$2,026	$(3)

2014
Available-for-Sale
U.S. Treasury	$9,524	$(8)	$—	$—	$9,524	$(8)
U.S. government-sponsored entities and agencies	180,488	(563)	257,914	(7,723)	438,402	(8,286)
Mortgage-backed securities - Agency	31,304	(122)	386,788	(10,246)	418,092	(10,368)
States and political subdivisions	41,481	(288)	9,534	(629)	51,015	(917)
Pooled trust preferred securities	—	—	6,607	(11,358)	6,607	(11,358)
Other securities	115,973	(906)	95,344	(2,763)	211,317	(3,669)

Total available-for-sale	$378,770	$(1,887)	$756,187	$(32,719)	$1,134,957	$(34,606)

Held-to-Maturity
States and political subdivisions	$6,171	$(77)	$—	$—	$6,171	$(77)

Total held-to-maturity	$6,171	$(77)	$—	$—	$6,171	$(77)

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

When other-than-temporary impairment occurs under either model, the amount of the other-than-temporary impairment recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. Otherwise, the other-than-temporary impairment shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total other-than-temporary impairment related to other factors shall be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the other-than-temporary impairment recognized in earnings shall become the new amortized cost basis of the investment.

We did not record other-than-temporary impairments in 2015. Other-than-temporary impairments totaled $100 thousand in 2014 and $1.0 million in 2013.

As of December 31, 2015, Old National’s securities portfolio consisted of 1,746 securities, 260 of which were in an unrealized loss position. The unrealized losses attributable to our U.S. government-sponsored entities and agencies, our agency mortgage-backed securities, and our other securities are primarily the result of fluctuations in interest rates. Our pooled trust preferred securities are discussed below.

Pooled Trust Preferred Securities

At December 31, 2015, our securities portfolio contained three pooled trust preferred securities with a fair value of $7.9 million and unrealized losses of $9.4 million. One of the pooled trust preferred securities in our portfolio falls within the scope of FASB ASC 325-10 (EITF 99-20) and has a fair value of $0.2 million with an unrealized loss of $3.2 million at December 31, 2015. This security was rated A3 at inception, but is rated D at December 31, 2015. The issuers in this security are banks. We use the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine whether an adverse change in cash flows has occurred during the quarter. The OTTI model considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and a limited number of recoveries on current or projected interest payment deferrals. In addition, we use the model to “stress” this CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Old National’s note class. For the years ended December 31, 2015 and 2014, our model indicated no other-than-temporary impairment losses on this security. At December 31, 2015, we have no intent to sell any securities that are in an unrealized loss position nor is it expected that we would be required to sell any securities.

Two of our pooled trust preferred securities with a fair value of $7.7 million and unrealized losses of $6.2 million at December 31, 2015 are not subject to FASB ASC 325-10. These securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. For the years ended December 31, 2015 and 2014, our analysis indicated no other-than-temporary impairment on these securities.

The table below summarizes the relevant characteristics of our pooled trust preferred securities as well as our single issuer trust preferred securities that are included in the “other securities” category in this footnote. Each of the pooled trust preferred securities support a more senior tranche of security holders. All three pooled trust preferred securities have experienced credit defaults. However, two of these securities have excess subordination and are not other-than-temporarily impaired as a result of their class hierarchy, which provides more loss protection.

Trust preferred securities December 31, 2015 (dollars in thousands)	Class	Lowest Credit Rating (1)	Amortized Cost	Fair Value	Unrealized Gain/ (Loss)	Realized Losses 2015	# of Issuers Currently Performing/ Remaining	Actual Deferrals and Defaults as a % of Original Collateral	Expected Defaults as a % of Remaining Performing Collateral	Excess Subordination as a % of Current Performing Collateral
Pooled trust preferred securities:
Reg Div Funding 2004	B-2	D	$3,434	$232	$(3,202)	$—	24/40	33.3%	7.2%	0.0%
Pretsl XXVII LTD	B	B	4,425	2,304	(2,121)	—	33/45	21.5%	15.0%	34.5%
Trapeza Ser 13A	A2A	BBB	9,461	5,364	(4,097)	—	50/59	12.1%	9.0%	48.5%

			17,320	7,900	(9,420)	—

Single Issuer trust preferred securities:
Fleet Cap Tr V (BOA)		BB+	3,389	2,958	(431)	—
JP Morgan Chase Cap XIII		BBB-	4,756	4,175	(581)	—
NB-Global		BB+	768	845	77	—
Chase Cap II		BBB-	808	855	47	—

			9,721	8,833	(888)	—

Total			$27,041	$16,733	$(10,308)	$—

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

The following table details the remaining securities with other-than-temporary impairment, their credit rating at December 31, 2015, and the related life-to-date credit losses recognized in earnings:

		Lowest		Amount of other-than-temporary impairment recognized in earnings
		Credit	Amortized	Years Ended December 31,			Life-to
(dollars in thousands)	Vintage	Rating (1)	Cost	2015	2014	2013	date
Reg Div Funding	2004	D	$3,434	$—	$—	$—	$5,685
Limited partnership			760	—	100	—	100

Total			$4,194	$—	$100	$—	$5,785

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

NOTE 5 – LOANS HELD FOR SALE

Loans held for sale were $13.8 million at December 31, 2015, compared to $213.5 million at December 31, 2014. Included in loans held for sale at December 31, 2015 were $13.8 million of mortgage loans held for immediate sale in the secondary market, compared to $15.6 million at December 31, 2014. Residential loans that Old National has originated with a commitment to sell are recorded at fair value in accordance with FASB ASC 825-10 (SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities). Prior to mid-2014, residential loans originated by Old National were primarily sold on a servicing released basis. Beginning with the inception of an in-house servicing unit in the third quarter of 2014, conventional mortgage production is now sold on a servicing retained basis. Certain loans, such as government guaranteed mortgage loans continue to be sold on servicing released basis.

During the fourth quarter of 2014, $71.6 million residential real estate loans held for investment, $50.1 million consumer loans held for investment, $45.5 million commercial loans held for investment, and $30.7 million commercial real estate loans held for investment were reclassified to loans held for sale at the lower of cost or fair value. In connection with our branch divestitures, these loans were sold during the third quarter of 2015 for $193.6 million, resulting in a gain of $0.1 million. At December 31, 2015, there were no loans held for sale under this arrangement.

NOTE 6 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

Old National’s finance receivables consist primarily of loans made to consumers and commercial clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling, and retailing. Most of Old National’s lending activity occurs within our principal geographic markets of Indiana, Kentucky, and Michigan. Old National has no concentration of commercial loans in any single industry exceeding 10% of its portfolio.

The composition of loans at December 31 by lending classification was as follows:

(dollars in thousands)	2015	2014
Commercial (1)	$1,804,615	$1,629,600
Commercial real estate:
Construction	185,449	134,552
Other	1,662,372	1,576,558
Residential real estate	1,644,614	1,519,156
Consumer credit:
Heloc	359,954	360,320
Auto	1,050,336	846,969
Other	133,478	103,338
Covered loans	107,587	147,708

Total loans	6,948,405	6,318,201
Allowance for loan losses	(51,296)	(44,297)
Allowance for loan losses - covered loans	(937)	(3,552)

Net loans	$6,896,172	$6,270,352

(1)	Includes direct finance leases of $14.4 million at December 31, 2015 and $19.3 million at December 31, 2014.

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

Activity in related party loans during 2015 is presented in the following table:

(dollars in thousands)	2015
Balance at January 1,	$20,560
New loans	2,286
Repayments	(14,970)
Officer and director changes	269

Balance at December 31,	$8,145

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

Effective January 1, 2015, we began using a probability of default (“PD”) and loss given default (“LGD”) model as a tool to determine the adequacy of the allowance for loan losses for performing commercial and commercial real estate loans. The PD is forecast using a transition matrix to determine the likelihood of a customer’s asset quality rating (“AQR”) migrating from its current AQR to any other status within the time horizon. Transition rates are measured using Old National’s own historical experience. The model assumes that recent historical transition rates will continue into the future. The LGD is defined as credit loss incurred when an obligor of the bank defaults. The sum of all net charge-offs for a particular portfolio segment are divided by all loans that have defaulted over a given period of time. The expected loss derived from the model considers the PD, LGD, and exposure at default. Additionally, qualitative factors, such as changes in lending policies or procedures, and economic business conditions are also considered.

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

Old National’s activity in the allowance for loan losses for the years ended December 31, 2015, 2014, and 2013 is as follows:

(dollars in thousands)	Commercial	Commercial Real Estate	Residential	Consumer	Unallocated	Total
2015
Allowance for loan losses:
Beginning balance	$20,670	$17,348	$2,962	$6,869	$—	$47,849
Charge-offs	(2,906)	(469)	(1,039)	(6,404)	—	(10,818)
Recoveries	4,611	3,233	354	4,081	—	12,279
Provision	3,972	(4,119)	(226)	3,296	—	2,923

Ending balance	$26,347	$15,993	$2,051	$7,842	$—	$52,233

2014
Allowance for loan losses:
Beginning balance	$16,565	$22,401	$3,239	$4,940	$—	$47,145
Charge-offs	(3,396)	(2,352)	(793)	(4,675)	—	(11,216)
Recoveries	2,986	2,576	205	3,056	—	8,823
Provision	4,515	(5,277)	311	3,548	—	3,097

Ending balance	$20,670	$17,348	$2,962	$6,869	$—	$47,849

2013
Allowance for loan losses:
Beginning balance	$14,642	$31,289	$3,677	$5,155	$—	$54,763
Charge-offs	(3,810)	(5,427)	(1,487)	(6,279)	—	(17,003)
Recoveries	4,098	2,963	310	4,333	—	11,704
Provision	1,635	(6,424)	739	1,731	—	(2,319)

Ending balance	$16,565	$22,401	$3,239	$4,940	$—	$47,145

The following table provides Old National’s recorded investment in financing receivables by portfolio segment at December 31, 2015 and 2014 and other information regarding the allowance:

(dollars in thousands)	Commercial	Commercial Real Estate	Residential	Consumer	Unallocated	Total
December 31, 2015
Allowance for loan losses:
Individually evaluated for impairment	$7,467	$4,021	$—	$—	$—	$11,488
Collectively evaluated for impairment	18,295	11,439	2,038	7,614	—	39,386
Noncovered loans acquired with deteriorated credit quality	247	533	13	70	—	863
Covered loans acquired with deteriorated credit quality	338	—	—	158	—	496

Total allowance for loan losses	$26,347	$15,993	$2,051	$7,842	$—	$52,233

Loans and leases outstanding:
Individually evaluated for impairment	$60,959	$41,987	$—	$—	$—	$102,946
Collectively evaluated for impairment	1,750,397	1,779,062	1,644,631	1,590,288	—	6,764,378
Loans acquired with deteriorated credit quality	691	28,499	127	3,925	—	33,242
Covered loans acquired with deteriorated credit quality	2,893	19,424	16,577	8,945	—	47,839

Total loans and leases outstanding	$1,814,940	$1,868,972	$1,661,335	$1,603,158	$—	$6,948,405

December 31, 2014
Allowance for loan losses:
Individually evaluated for impairment	$7,280	$2,945	$—	$—	$—	$10,225
Collectively evaluated for impairment	12,163	13,354	2,945	6,519	—	34,981
Noncovered loans acquired with deteriorated credit quality	406	1,049	17	67	—	1,539
Covered loans acquired with deteriorated credit quality	821	—	—	283	—	1,104

Total allowance for loan losses	$20,670	$17,348	$2,962	$6,869	$—	$47,849

Loans and leases outstanding:
Individually evaluated for impairment	$38,485	$45,335	$—	$—	$—	$83,820
Collectively evaluated for impairment	1,598,352	1,631,794	1,519,171	1,359,537	—	6,108,854
Loans acquired with deteriorated credit quality	2,770	37,394	133	7,073	—	47,370
Covered loans acquired with deteriorated credit quality	7,160	37,384	21,106	12,507	—	78,157

Total loans and leases outstanding	$1,646,767	$1,751,907	$1,540,410	$1,379,117	$—	$6,318,201

Credit Quality

Old National’s management monitors the credit quality of its financing receivables in an on-going manner. Internally, management assigns an AQR to each non-homogeneous commercial and commercial real estate loan in the portfolio. The primary determinants of the AQR are based upon the reliability of the primary source of repayment and the past, present, and projected financial condition of the borrower. The AQR also reflects current economic and industry conditions. Major factors used in determining the AQR can vary based on the nature of the loan, but commonly include factors such as debt service coverage, internal cash flow, liquidity, leverage, operating performance, debt burden, FICO scores, occupancy, interest rate sensitivity, and expense burden. Old National uses the following definitions for risk ratings:

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

As of December 31, 2015 and 2014, the risk category of commercial and commercial real estate loans, excluding covered loans, by class of loans is as follows:

(dollars in thousands)			Commercial		Commercial
Corporate Credit Exposure			Real Estate -		Real Estate -
Credit Risk Profile by	Commercial		Construction		Other
Internally Assigned Grade	2015	2014	2015	2014	2015	2014
Grade:
Pass	$1,668,667	$1,442,904	$179,543	$119,958	$1,491,750	$1,374,191
Criticized	54,606	89,775	3,300	2,229	74,992	102,805
Classified - substandard	23,806	58,461	1,857	5,866	49,029	38,659
Classified - nonaccrual	55,067	38,003	749	6,499	39,164	59,771
Classified - doubtful	2,469	457	—	—	7,437	1,132

Total	$1,804,615	$1,629,600	$185,449	$134,552	$1,662,372	$1,576,558

Old National considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, Old National also evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of December 31, 2015 and 2014, excluding covered loans:

(dollars in thousands)	Residential	Consumer
		Heloc	Auto	Other
2015
Performing	$1,629,661	$357,585	$1,048,763	$132,222
Nonperforming	14,953	2,369	1,573	1,256

Total	$1,644,614	$359,954	$1,050,336	$133,478

2014
Performing	$1,505,188	$357,205	$845,708	$101,811
Nonperforming	13,968	3,115	1,261	1,527

Total	$1,519,156	$360,320	$846,969	$103,338

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

The following table shows Old National’s impaired loans, excluding covered loans, which are individually evaluated as of December 31, 2015 and 2014, respectively. Of the loans purchased without FDIC loss share coverage, only those that have experienced subsequent impairment since the date acquired are included in the table below.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2015
With no related allowance recorded:
Commercial	$40,414	$41,212	$—
Commercial Real Estate - Construction	—	—	—
Commercial Real Estate - Other	26,998	30,264	—
Residential	1,383	1,422	—
Consumer	1,201	1,305	—
With an allowance recorded:
Commercial	16,377	16,483	7,111
Commercial Real Estate - Construction	237	237	6
Commercial Real Estate - Other	14,752	14,802	4,015
Residential	985	985	49
Consumer	2,525	2,525	126

Total	$104,872	$109,235	$11,307

December 31, 2014
With no related allowance recorded:
Commercial	$25,483	$25,854	$—
Commercial Real Estate - Construction	2,168	1,397	—
Commercial Real Estate - Other	28,637	30,723	—
Residential	588	658	—
Consumer	685	748	—
With an allowance recorded:
Commercial	7,471	10,488	4,883
Commercial Real Estate - Construction	98	98	11
Commercial Real Estate - Other	14,432	16,503	2,934
Residential	1,476	1,476	74
Consumer	1,543	1,543	77

Total	$82,581	$89,488	$7,979

The average balance of impaired loans, excluding covered loans, and interest income recognized on impaired loans for the years ended December 31, 2015 and 2014 are included in the table below.

(dollars in thousands)	Average Recorded Investment	Interest Income Recognized (1)
Year Ended December 31, 2015
With no related allowance recorded:
Commercial	$33,678	$475
Commercial Real Estate - Construction	1,085	—
Commercial Real Estate - Other	28,637	539
Residential	985	22
Consumer	943	5
With an allowance recorded:
Commercial	11,924	428
Commercial Real Estate - Construction	168	1
Commercial Real Estate - Other	14,593	324
Residential	1,230	47
Consumer	2,034	98

Total	$95,277	$1,939

Year Ended December 31, 2014
With no related allowance recorded:
Commercial	$21,592	$325
Commercial Real Estate - Construction	1,347	69
Commercial Real Estate - Other	21,560	328
Residential	347	1
Consumer	505	14
With an allowance recorded:
Commercial	7,579	94
Commercial Real Estate - Construction	49	4
Commercial Real Estate - Other	12,160	409
Residential	1,857	69
Consumer	1,189	58

Total	$68,185	$1,371

(1)	The Company does not record interest on nonaccrual loans until principal is recovered.

For all loan classes, a loan is generally placed on nonaccrual status when principal or interest becomes 90 days past due unless it is well secured and in the process of collection, or earlier when concern exists as to the ultimate collectibility of principal or interest. Interest accrued during the current year on such loans is reversed against earnings. Interest accrued in the prior year, if any, is charged to the allowance for loan losses. Cash interest received on these loans is applied to the principal balance until the principal is recovered or until the loan returns to accrual status. Loans may be returned to accrual status when all the principal and interest amounts contractually due are brought current, remain current for six months and future payments are reasonably assured.

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

Old National’s past due financing receivables as of December 31 are as follows:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Recorded Investment > 90 Days and Accruing	Nonaccrual	Total Past Due	Current
December 31, 2015
Commercial	$802	$100	$565	$57,536	$59,003	$1,745,612
Commercial Real Estate:
Construction	—	—	—	749	749	184,700
Other	438	135	—	46,601	47,174	1,615,198
Residential	9,300	2,246	114	14,953	26,613	1,618,001
Consumer:
Heloc	283	402	—	2,369	3,054	356,900
Auto	3,804	730	202	1,573	6,309	1,044,027
Other	830	165	25	1,256	2,276	131,202
Covered loans	809	312	10	7,336	8,467	99,120

Total	$16,266	$4,090	$916	$132,373	$153,645	$6,794,760

December 31, 2014
Commercial	$649	$813	$33	$38,460	$39,955	$1,589,645
Commercial Real Estate:
Construction	—	—	—	6,499	6,499	128,053
Other	3,834	1,468	138	60,903	66,343	1,510,215
Residential	11,606	3,959	1	13,968	29,534	1,489,622
Consumer:
Heloc	577	376	—	3,115	4,068	356,252
Auto	3,349	695	203	1,261	5,508	841,461
Other	969	129	83	1,527	2,708	100,630
Covered loans	1,477	584	—	15,124	17,185	130,523

Total	$22,461	$8,024	$458	$140,857	$171,800	$6,146,401

Loan Participations

Old National has loan participations, which qualify as participating interests, with other financial institutions. At December 31, 2015, these loans totaled $311.4 million, of which $171.1 million had been sold to other financial institutions and $140.3 million was retained by Old National. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder, involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder, all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.

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

The following table presents activity in TDRs for the years ended December 31, 2015 and 2014:

(dollars in thousands)	Commercial	Commercial Real Estate	Residential	Consumer	Total
2015
Balance at January 1, 2015	$15,205	$15,226	$2,063	$2,459	$34,953
(Charge-offs)/recoveries	872	1,064	(64)	3	1,875
Payments	(29,913)	(6,273)	(658)	(1,168)	(38,012)
Additions	37,190	4,585	1,352	2,308	45,435

Balance at December 31, 2015	$23,354	$14,602	$2,693	$3,602	$44,251

2014
Balance at January 1, 2014	$22,443	$22,639	$2,344	$1,441	$48,867
(Charge-offs)/recoveries	126	795	10	(102)	829
Payments	(18,281)	(9,722)	(466)	(466)	(28,935)
Additions	13,696	3,554	175	1,586	19,011
Removals - subsequent restructuring	(2,779)	(2,040)	—	—	(4,819)

Balance at December 31, 2014	$15,205	$15,226	$2,063	$2,459	$34,953

2013
Balance at January 1, 2013	$12,660	$18,422	$499	$473	$32,054
(Charge-offs)/recoveries	879	1	1	(61)	820
Payments	(6,251)	(5,635)	(57)	(455)	(12,398)
Additions	15,155	9,851	1,901	1,484	28,391

Balance at December 31, 2013	$22,443	$22,639	$2,344	$1,441	$48,867

Approximately $30.0 million of the TDRs at December 31, 2015 were included with nonaccrual loans, compared to $22.1 million at December 31, 2014. Old National has allocated specific reserves to customers whose loan terms have been modified in TDRs totaling $2.3 million at December 31, 2015 and $2.8 million at December 31, 2014. As of December 31, 2015, Old National had committed to lend an additional $6.2 million to customers with outstanding loans that are classified as TDRs.

The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the years ended December 31, 2015, 2014, and 2013 are the same since the loan modifications did not involve the forgiveness of principal. Old National did not record any charge-offs at the modification date. The following table presents loans by class modified as TDRs that occurred during the year ended December 31, 2015:

(dollars in thousands)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Troubled Debt Restructuring:
Commercial	42	$37,190	$37,190
Commercial Real Estate - construction	5	1,162	1,162
Commercial Real Estate - other	27	3,423	3,423
Residential	13	1,352	1,352
Consumer - other	32	2,308	2,308

Total	119	$45,435	$45,435

The TDRs described above decreased the allowance for loan losses by $0.8 million and resulted in charge-offs of $0.2 million during 2015.

The following table presents loans by class modified as TDRs that occurred during the year ended December 31, 2014:

(dollars in thousands)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Troubled Debt Restructuring:
Commercial	32	$13,696	$13,696
Commercial Real Estate - construction	1	484	484
Commercial Real Estate - other	34	3,070	3,070
Residential	2	175	175
Consumer - other	28	1,586	1,586

Total	97	$19,011	$19,011

The TDRs described above increased the allowance for loan losses by $0.5 million and resulted in charge-offs of $0.1 million during 2014.

The following table presents loans by class modified as TDRs that occurred during the year ended December 31, 2013:

(dollars in thousands)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Troubled Debt Restructuring:
Commercial	35	$15,155	$15,155
Commercial Real Estate - construction	1	60	60
Commercial Real Estate - other	36	9,791	9,791
Residential	14	1,901	1,901
Consumer - other	49	1,484	1,484

Total	135	$28,391	$28,391

The TDRs described above increased the allowance for loan losses by $0.1 million and resulted in charge-offs of $0.2 million during 2013.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

There were five commercial loans and five commercial real estate loans totaling $1.4 million that were modified as TDRs within the last twelve months, and for which there was a payment default during 2015.

There were no loans that were modified as TDRs during 2014 for which there was a payment default within the last twelve months.

The terms of certain other loans were modified during the year ended December 31, 2015 that did not meet the definition of a TDR. It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have extended the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification. The evaluation is performed under our internal underwriting policy. We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral or a bona fide guarantee. We also consider whether the modification was insignificant relative to the other terms of the agreement or if the delay in a payment was 90 days or less.

PCI loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition. If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually. If the purchased credit impaired loan is being accounted for as part of a pool, it will not be removed from the pool. As of December 31, 2015, it has not been necessary to remove any loans from PCI accounting.

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

Old National has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. For these noncovered loans that meet the criteria of ASC 310-30 treatment, the carrying amount is as follows:

	December 31,
(dollars in thousands)	2015	2014
Commercial	$691	$2,770
Commercial real estate	28,499	37,394
Residential	127	133
Consumer	3,925	7,073

Carrying amount	33,242	47,370
Allowance for loan losses	(863)	(1,539)

Carrying amount, net of allowance	$32,379	$45,831

The outstanding balance of noncovered loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties, was $107.1 million at December 31, 2015 and $135.9 million at December 31, 2014.

The accretable difference on purchased loans acquired in a business combination is the difference between the expected cash flows and the net present value of expected cash flows with such difference accreted into earnings using the effective yield method over the term of the loans. Accretion recorded as loan interest income totaled $14.0 million during 2015 and $16.0 million during 2014. Improvement in cash flow expectations has resulted in a reclassification from nonaccretable difference to accretable yield.

Accretable yield of noncovered purchased credit impaired loans, or income expected to be collected, is as follows:

(dollars in thousands)	Monroe	Integra Noncovered	IBT	Tower	United	LSB	Founders	Total
Balance at January 1, 2015	$3,564	$1,389	$13,354	$4,559	$1,516	$2,409	$—	$26,791
New loans purchased	—	—	—	—	—	—	1,812	1,812
Accretion of income	(2,017)	(512)	(6,054)	(1,729)	(1,715)	(1,200)	(770)	(13,997)
Reclassifications from (to) nonaccretable difference	(59)	152	1,233	743	2,479	3,762	1,770	10,080
Disposals/other adjustments	535	679	953	140	532	—	—	2,839

Balance at December 31, 2015	$2,023	$1,708	$9,486	$3,713	$2,812	$4,971	$2,812	$27,525

Included in Old National’s allowance for loan losses is $0.9 million related to the purchased loans disclosed above at December 31, 2015, compared to $1.5 million at December 31, 2014.

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

Income is not recognized on certain purchased loans if Old National could not reasonably estimate cash flows to be collected. Old National had no purchased loans for which it could not reasonably estimate cash flows to be collected.

NOTE 7 – COVERED LOANS

Covered loans represent loans acquired from the FDIC that are subject to loss share agreements. The carrying amount of covered loans was $107.6 million at December 31, 2015, compared to $147.7 million at December 31, 2014. The composition of covered loans by lending classification was as follows:

	At December 31, 2015
(dollars in thousands)	Loans Accounted for Under ASC 310-30 (Purchased Credit Impaired)	Loans Excluded from ASC 310-30 (1) (Not Purchased Credit Impaired)	Total Covered Purchased Loans
Commercial	$2,893	$7,432	$10,325
Commercial real estate	19,424	1,727	21,151
Residential	16,577	144	16,721
Consumer	8,945	50,445	59,390

Covered loans	47,839	59,748	107,587
Allowance for loan losses	(496)	(441)	(937)

Covered loans, net	$47,343	$59,307	$106,650

(1)	Includes loans with revolving privileges which are scoped out of FASB ASC 310-30 and certain loans which Old National elected to treat under the cost recovery method of accounting.

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

The outstanding balance of covered loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties, was $214.4 million at December 31, 2015 and $241.9 million at December 31, 2014.

The following table is a roll-forward of acquired impaired loans accounted for under ASC 310-30 for the years ended December 31, 2015 and 2014:

(dollars in thousands)	Contractual Cash Flows (1)	Nonaccretable Difference	Accretable Yield	Carrying Amount (2)
2015
Balance at January 1, 2015	$124,809	$(12,014)	$(35,742)	$77,053
Principal reductions and interest payments	(43,792)	(1,666)	—	(45,458)
Accretion of loan discount	—	—	21,529	21,529
Changes in contractual and expected cash flows due to remeasurement	(4,139)	8,409	(4,109)	161
Removals due to foreclosure or sale	(1,316)	463	(244)	(1,097)
Loans removed from loss share coverage	(5,705)	79	781	(4,845)

Balance at December 31, 2015	$69,857	$(4,729)	$(17,785)	$47,343

2014
Balance at January 1, 2014	$251,042	$(46,793)	$(73,211)	$131,038
Principal reductions and interest payments	(109,254)	(2,145)	(940)	(112,339)
Accretion of loan discount	—	—	61,945	61,945
Changes in contractual and expected cash flows due to remeasurement	(9,935)	34,692	(22,067)	2,690
Removals due to foreclosure or sale	(7,044)	2,232	(1,469)	(6,281)

Balance at December 31, 2014	$124,809	$(12,014)	$(35,742)	$77,053

(1)	The balance of contractual cash flows includes future contractual interest and is net of amounts charged off and interest collected on nonaccrual loans.
(2)	Carrying amount for this table is net of allowance for loan losses.

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

Accretable yield, or income expected to be collected on the covered loans accounted for under ASC 310-30, is as follows:

(dollars in thousands)	2015	2014
Balance at January 1,	$35,742	$73,211
Accretion of income	(21,529)	(61,945)
Reclassifications from (to) nonaccretable difference	4,109	22,067
Loans removed from loss share coverage	(781)	—
Disposals/other adjustments	244	2,409

Balance at December 31,	$17,785	$35,742

At December 31, 2015, the $9.0 million loss sharing asset is comprised of a $6.9 million FDIC indemnification asset and a $2.1 million FDIC loss share receivable. The loss share receivable represents actual incurred losses where reimbursement has not yet been received from the FDIC. The indemnification asset represents future cash flows we expect to collect from the FDIC under the loss sharing agreements and the amount related to the estimated improvements in cash flow expectations that are being amortized over the same period for which those improved cash flows are being accreted into income. At December 31, 2015, $4.4 million of the FDIC indemnification asset is related to expected indemnification payments and $2.5 million is expected to be amortized and reported in noninterest income as an offset to future accreted interest income. At December 31, 2014, $8.8 million of the FDIC indemnification asset was related to expected indemnification payments and $9.7 million was expected to be amortized and reported in noninterest income as an offset to future accreted interest income.

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

The following table shows a detailed analysis of the FDIC loss sharing asset for the years ended December 31, 2015 and 2014:

(dollars in thousands)	2015	2014
Balance at January 1,	$20,603	$88,513
Adjustments not reflected in income:
Cash received from the FDIC	(3,548)	(26,342)
Other	1,009	1,594
Adjustments reflected in income:
Amortization	(10,709)	(41,611)
Higher loan loss expectations	275	59
Impairment/(recovery) of value and net (gain)/loss on sales of other real estate	1,400	(1,610)

Balance at December 31,	$9,030	$20,603

NOTE 8 – OTHER REAL ESTATE OWNED

The following table presents activity in other real estate owned for the years ended December 31, 2015 and 2014:

(dollars in thousands)	Other Real Estate Owned (1)	Other Real Estate Owned, Covered
2015
Balance at January 1, 2015	$7,241	$9,121
Additions	5,665	1,487
Sales	(5,710)	(5,373)
(Impairment)/recovery of value	398	(331)

Balance at December 31, 2015	$7,594	$4,904

2014
Balance at January 1, 2014	$7,562	$13,670
Additions	7,064	8,480
Sales	(5,856)	(11,164)
(Impairment)/recovery of value	(1,529)	(1,865)

Balance at December 31, 2014	$7,241	$9,121

(1)	Includes repossessed personal property of $0.2 million at December 31, 2015 and December 31, 2014.

At December 31, 2015, foreclosed residential real estate property included in the table above totaled $0.8 million. At December 31, 2015, consumer mortgage loans collateralized by residential real property that were in the process of foreclosure totaled $7.6 million.

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

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in the carrying amount of goodwill by segment for the years ended December 31, 2015 and 2014:

(dollars in thousands)	Banking	Insurance	Total
Balance at January 1, 2015	$490,972	$39,873	$530,845
Acquisitions and divestitures, net	52,699	1,090	53,789

Balance at December 31, 2015	$543,671	$40,963	$584,634

Balance at January 1, 2014	$312,856	$39,873	$352,729
Goodwill acquired during the period	178,116	—	178,116

Balance at December 31, 2014	$490,972	$39,873	$530,845

Goodwill is reviewed annually for impairment. Old National completed its most recent annual goodwill impairment test as of August 31, 2015 and concluded that, based on current events and circumstances, it is not more likely than not that the carrying value of goodwill exceeds fair value. Additionally, the Company evaluated the impact of the sale of its southern Illinois franchise in August of 2015 and concluded that no impairment charge was necessary. The Company allocated $3.8 million of the gain on the divestiture of its southern Illinois franchise to goodwill. See Note 2 to the consolidated financial statements for detail regarding goodwill associated with this divestiture.

During 2015, Old National recorded $56.0 million of goodwill associated with the acquisition of Founders that was allocated to the “Banking” segment. Also during 2015, Old National recorded a $0.5 million increase to goodwill associated with the acquisition of LSB that was allocated to the “Banking” segment and an increase of $1.1 million of goodwill associated with the acquisition of Mutual Underwriters that was allocated to the “Insurance” segment. See Note 2 to the consolidated financial statements for detail regarding goodwill recorded in 2014 associated with acquisitions.

The gross carrying amounts and accumulated amortization of other intangible assets at December 31, 2015 and 2014 was as follows:

(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
2015
Amortized intangible assets:
Core deposit	$60,103	$(43,982)	$16,121
Customer business relationships	30,787	(23,341)	7,446
Customer trust relationships	16,547	(5,286)	11,261
Customer loan relationships	4,413	(3,933)	480

Total intangible assets	$111,850	$(76,542)	$35,308

2014
Amortized intangible assets:
Core deposit	$57,149	$(36,950)	$20,199
Customer business relationships	27,942	(21,438)	6,504
Customer trust relationships	13,986	(3,232)	10,754
Customer loan relationships	4,413	(3,176)	1,237

Total intangible assets	$103,490	$(64,796)	$38,694

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

Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. No impairment charges were recorded in 2015, 2014, or 2013. Total amortization expense associated with intangible assets was $11.7 million in 2015, $9.1 million in 2014, and $8.2 million in 2013. Included in expense for the first quarter of 2013 is $0.6 million related to the branch sales that occurred in the first quarter of 2013.

Estimated amortization expense for future years is as follows:

(dollars in thousands)
2016	$9,913
2017	7,635
2018	5,844
2019	4,353
2020	3,064
Thereafter	4,499

Total	$35,308

NOTE 10 – LOAN SERVICING RIGHTS

Loan servicing rights were assumed in Old National’s acquisitions of United on July 31, 2014, LSB on November 1, 2014, and Founders on January 1, 2015. See Note 2 to the consolidated financial statements for detail regarding loan servicing rights recorded associated with these acquisitions.

At December 31, 2015, loan servicing rights derived from loans sold with servicing retained totaled $10.5 million and were included in other assets in the consolidated balance sheet, compared to $9.5 million at December 31, 2014. Loans serviced for others are not reported as assets. The principal balance of loans serviced for others was $1.263 billion at December 31, 2015, compared to $1.124 billion at December 31, 2014. Approximately 96% of the loans serviced for others at December 31, 2015 were residential mortgage loans. Custodial escrow balances maintained in connection with serviced loans were $3.0 million at December 31, 2015 and $16.5 million at December 31, 2014.

The following table summarizes the activity related to loan servicing rights and the related valuation allowance in 2015 and 2014:

(dollars in thousands)	2015	2014
Balance at January 1,	$9,584	$—
Additions	3,187	10,310
Amortization	(2,269)	(726)

Balance before valuation allowance at December 31,	10,502	9,584

Valuation allowance:
Balance at January 1,	(50)	—
(Additions)/recoveries	16	(50)

Balance at December 31,	(34)	(50)

Loan servicing rights, net	$10,468	$9,534

At December 31, 2015, the fair value of servicing rights was $11.3 million, which was determined using a discount rate of 11% and a weighted average prepayment speed of 166% PSA. At December 31, 2014, the fair value of servicing rights was $9.5 million, which was determined using a discount rate of 12% and a weighted average prepayment speed of 192% PSA.

NOTE 11 - DEPOSITS

The aggregate amount of time deposits in denominations of $250,000 or more was $103.8 million at December 31, 2015 and $80.7 million at December 31, 2014. At December 31, 2015, the scheduled maturities of total time deposits were as follows:

(dollars in thousands)
Due in 2016	$580,462
Due in 2017	157,355
Due in 2018	111,585
Due in 2019	54,877
Due in 2020	73,497
Thereafter	22,291

Total	$1,000,067

NOTE 12 – SHORT-TERM BORROWINGS

The following table presents the distribution of Old National’s short-term borrowings and related weighted-average interest rates for each of the years ended December 31:

(dollars in thousands)	Federal Funds Purchased	Repurchase Agreements / Sweeps	American Financial Exchange Borrowings (1)	Total
2015
Outstanding at year-end	$241,090	$337,409	$50,000	$628,499
Average amount outstanding	125,631	356,117	493	482,241
Maximum amount outstanding at any month-end	247,716	369,515	50,000
Weighted average interest rate:
During year	0.21%	0.06%	0.31%	0.10%
End of year	0.31	0.07	0.53	0.20

2014
Outstanding at year-end	$195,188	$356,121	$—	$551,309
Average amount outstanding	77,512	327,407	—	404,919
Maximum amount outstanding at any month-end	195,188	356,121	—
Weighted average interest rate:
During year	0.23%	0.07%	—%	0.08%
End of year	0.17	0.05	—	0.09

(1)	In 2015, the Company joined the American Financial Exchange, which is an overnight source of borrowings. No collateral was pledged on these funds.

The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At December 31, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to		Greater Than
(dollars in thousands)	Continuous	30 Days	30-90 Days	90 days	Total
Repurchase Agreements:
U.S. Treasury and agency securities	$336,840	$569	$—	$—	$337,409

Total	$336,840	$569	$—	$—	$337,409

The fair value of securities pledged to secure repurchase agreements may decline. The Company has pledged securities valued at 120% of the gross outstanding balance of repurchase agreements at December 31, 2015 to manage this risk.

NOTE 13 - FINANCING ACTIVITIES

The following table summarizes Old National and its subsidiaries’ other borrowings at December 31:

(dollars in thousands)	2015	2014
Old National Bancorp:
Senior unsecured bank notes (fixed rate 4.125%) maturing August 2024	$175,000	$175,000
Unamortized debt issuance costs related to Senior unsecured bank notes	(1,338)	(1,500)
Junior subordinated debentures (variable rates of 1.85% to 2.28%) maturing March 2035 to June 2037	45,000	45,000
ASC 815 fair value hedge and other basis adjustments	(4,442)	(4,884)
Old National Bank:
Securities sold under agreements to repurchase (fixed rates 2.47% to 2.50%) maturing January 2017 to January 2018	50,000	50,000
Federal Home Loan Bank advances (fixed rates 0.35% to 6.76% and variable rates 0.43% to 0.51%) maturing January 2016 to January 2025	1,022,766	649,987
Capital lease obligation	4,036	4,099
ASC 815 fair value hedge and other basis adjustments	725	900

Total other borrowings	$1,291,747	$918,602

Contractual maturities of other borrowings at December 31, 2015, were as follows:

(dollars in thousands)
Due in 2016	$592,355
Due in 2017	95,768
Due in 2018	145,349
Due in 2019	2,919
Due in 2020	50,091
Thereafter	410,320
ASC 815 fair value hedge, unamortized debt issuance costs, and other basis adjustments	(5,055)

Total	$1,291,747

SENIOR NOTES

In August 2014, Old National issued $175.0 million of senior unsecured notes with a 4.125% interest rate. These notes pay interest on February 15 and August 15. The notes mature on August 15, 2024.

FEDERAL HOME LOAN BANK

FHLB advances had weighted-average rates of 0.72% at December 31, 2015 and 0.77% at December 31, 2014. These borrowings are collateralized by investment securities and residential real estate loans up to 140% of outstanding debt.

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

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured borrowings. The Company pledges investment securities to secure these borrowings.

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

At December 31, 2015, the future minimum lease payments under the capital lease were as follows:

(dollars in thousands)
2016	$410
2017	410
2018	410
2019	430
2020	430
Thereafter	8,406

Total minimum lease payments	10,496
Less amounts representing interest	6,460

Present value of net minimum lease payments	$4,036

NOTE 14 – INCOME TAXES

Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statement of income for the years ended December 31:

(dollars in thousands)	2015	2014	2013
Provision at statutory rate of 35%	$57,013	$49,688	$49,881
Tax-exempt income:
Tax-exempt interest	(13,111)	(11,460)	(10,125)
Section 291/265 interest disallowance	142	93	107
Company-owned life insurance income	(3,011)	(2,423)	(2,609)

Tax-exempt income	(15,980)	(13,790)	(12,627)

Reserve for unrecognized tax benefits	(5)	(1,076)	(381)
State income taxes	4,173	2,676	3,386
State statutory rate change	—	904	1,257
Effect of Illinois branch sale	1,835	—	—
Other, net	(859)	(105)	81

Income tax expense	$46,177	$38,297	$41,597

Effective tax rate	28.3%	27.0%	29.2%

The higher effective tax rate in 2015 when compared to 2014 is the result of an increase in taxable income, as well as tax differences arising from the sale of Illinois branches in the third quarter of 2015.

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

The provision for income taxes consisted of the following components for the years ended December 31:

(dollars in thousands)	2015	2014	2013
Income taxes currently payable:
Federal	$17,385	$8,974	$13,901
State	769	581	(51)
Deferred income taxes related to:
Federal	24,664	27,207	22,983
State	3,359	1,535	4,764

Deferred income tax expense	28,023	28,742	27,747

Income tax expense	$46,177	$38,297	$41,597

Significant components of net deferred tax assets (liabilities) were as follows at December 31:

(dollars in thousands)	2015	2014
Deferred Tax Assets
Allowance for loan losses, net of recapture	$17,125	$16,348
Benefit plan accruals	18,066	16,683
AMT credit	18,378	19,808
Unrealized losses on benefit plans	4,507	5,648
Net operating loss carryforwards	2,041	3,258
Premises and equipment	12,735	20,139
Federal tax credits	422	1,632
Other-than-temporary impairment	3,558	3,573
Acquired loans	34,870	49,350
Lease exit obligation	2,626	1,747
Unrealized losses on available-for-sale investment securities	3,002	1,815
Unrealized losses on held-to-maturity investment securities	7,724	8,120
Unrealized losses on hedges	5,685	3,638
Other, net	4,914	6,324

Total deferred tax assets	135,653	158,083

Deferred Tax Liabilities
Accretion on investment securities	(599)	(449)
Other real estate owned	(284)	(178)
Purchase accounting	(16,615)	(15,112)
FDIC indemnification asset	(2,565)	(6,909)
Loan servicing rights	(3,890)	(3,558)
Other, net	(1,716)	(2,530)

Total deferred tax liabilities	(25,669)	(28,736)

Net deferred tax assets	$109,984	$129,347

The net deferred tax assets are included with other assets on the balance sheet. No valuation allowance was recorded at December 31, 2015 or 2014 because, based on current expectations, Old National believes it will generate sufficient income in future years to realize deferred tax assets. Old National has federal net operating loss carryforwards totaling $1.3 million at December 31, 2015 and $4.0 million at December 31, 2014. This federal net operating loss was acquired from the acquisition of IBT in 2012. If not used, the federal net operating loss carryforwards will begin to expire in 2032. Old National has alternative minimum tax credit carryforwards totaling $18.4 million at December 31, 2015 and $19.8 million at December 31, 2014. The alternative minimum tax credit carryforward does not expire. Old National has federal tax credit carryforwards of $0.4 million at December 31, 2015 and $1.6 million at December 31, 2014. The federal tax credits consist mainly of new market tax credits and low income housing credits that, if not used, will begin to expire in 2030. Old National has state net operating loss carryforwards totaling $46.3 million at December 31, 2015 and $53.5 million at December 31, 2014. If not used, the state net operating loss carryforwards will begin to expire in 2022.

Unrecognized Tax Benefits

Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in thousands)	2015	2014	2013
Balance at January 1,	$77	$3,847	$3,953
Additions based on tax positions related to the current year	51	37	34
Reductions due to statute of limitations expiring	(4)	(3,807)	(140)

Balance at December 31,	$124	$77	$3,847

If recognized, approximately $0.1 million of unrecognized tax benefits, net of interest, would favorably affect the effective income tax rate in future periods.

It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income tax accounts. We recorded interest and penalties in the income statement of $(0.4) thousand in 2015, $(1.1) million in 2014, and $(0.2) million in 2013. The amount accrued for interest and penalties in the balance sheet was $11 thousand at December 31, 2015 and $10 thousand at December 31, 2014.

Old National and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. The 2012 through 2015 tax years are open and subject to examination. In February 2014, the Company was notified that their 2011 federal tax return was under examination. This examination was completed in 2015 and no changes were made to the Company’s reported tax.

The Company reversed $4 thousand in 2015 related to uncertain tax positions accounted for under FASB ASC 740-10 (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes) (“ASC Topic 740-10”). The positive $4 thousand income tax reversal relates to the 2011 statute of limitations expiring. The statute of limitations expired in the third quarter of 2015. As a result, the Company reversed a total of $4 thousand from its unrecognized tax benefit liability.

The Company reversed $3.8 million in 2014 related to uncertain tax positions accounted for under ASC 740-10. The positive $3.8 million income tax reversal relates to the 2010 statute of limitations expiring. The statute of limitations expired in the third quarter of 2014. As a result, the Company reversed a total of $3.8 million from its unrecognized tax benefit liability.

In the third quarter of 2013, the Company reversed $0.4 million, including interest of $0.2 million not included in the table above, related to uncertain tax positions accounted for under ASC Topic 740-10. The positive $0.4 million income tax reversal relates to the 2009 statute of limitations expiring. The statute of limitations expired in the third quarter of 2013. As a result, we reversed a total of $0.4 million from the Company’s unrecognized tax benefit liability, which includes $0.2 million of interest.

NOTE 15 - EMPLOYEE BENEFIT PLANS

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

Old National uses a December 31 measurement date for its defined benefit pension plans. The following table presents the combined activity of our defined benefit plans:

(dollars in thousands)	2015	2014
Change in Projected Benefit Obligation
Balance at January 1,	$46,446	$41,321
Interest cost	1,661	1,754
Benefits paid	(869)	(931)
Actuarial loss (gain)	(1,916)	6,287
Settlement	(3,773)	(1,985)

Projected benefit obligation at December 31,	41,549	46,446

Change in Plan Assets
Fair value at January 1,	37,693	37,916
Actual return on plan assets	(39)	2,260
Employer contributions	200	433
Benefits paid	(869)	(931)
Settlement	(3,773)	(1,985)

Fair value of plan assets at December 31,	33,212	37,693

Funded status at December 31,	$(8,337)	$(8,753)

Amounts recognized in the statement of financial position at December 31:
Accrued benefit liability	$(8,337)	$(8,753)

Net amount recognized	$(8,337)	$(8,753)

Amounts recognized in accumulated other comprehensive income at December 31:
Net actuarial loss	$11,860	$14,863

Total	$11,860	$14,863

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $2.0 million.

The accumulated benefit obligation and the projected benefit obligation were equivalent for the defined benefit pension plans and were $41.5 million at December 31, 2015 and $46.4 million at December 31, 2014.

The net periodic benefit cost and its components were as follows for the years ended December 31:

(dollars in thousands)	2015	2014	2013
Net Periodic Benefit Cost
Interest cost	$1,661	$1,754	$1,740
Expected return on plan assets	(2,047)	(2,239)	(2,202)
Recognized actuarial loss	2,123	1,316	2,318

Net periodic benefit cost	$1,737	$831	$1,856
Settlement loss	1,050	617	1,118

Total net periodic benefit cost	$2,787	$1,448	$2,974

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial (gain)/loss	$171	$6,266	$(6,901)
Amortization of net actuarial loss	(2,123)	(1,316)	(2,318)
Settlement loss	(1,050)	(617)	(1,118)

Total recognized in other comprehensive income	$(3,002)	$4,333	$(10,337)

Total recognized in net periodic benefit cost and other comprehensive income	$(215)	$5,781	$(7,363)

The weighted-average assumptions used to determine the benefit obligations as of the end of the years indicated and the net periodic benefit cost for the years indicated are presented in the table below. Because the plans are frozen, increases in compensation are not considered.

	2015	2014	2013
Benefit obligations:
Discount rate at the end of the period	4.50%	4.00%	4.75%
Net periodic benefit cost:
Discount rate at the beginning of the period	4.00%	4.75%	4.00%
Expected return on plan assets	7.00	7.50	7.50
Rate of compensation increase	N/A	N/A	N/A

N/A = not applicable

The expected long-term rate of return for each asset class was developed by combining a long-term inflation component, the risk-free real rate of return, and the associated risk premium. A weighted average rate was developed based on those overall rates and the target asset allocation of the plan. The discount rate used reflects the expected future cash flow based on Old National’s funding valuation assumptions and participant data as of the beginning of the plan year. The expected future cash flow is discounted by the Principal Pension Discount yield curve as of December 31, 2015.

Old National’s asset allocation of the Retirement Plan as of year-end is presented in the following table. Old National’s Restoration Plan is unfunded.

Asset Category	Expected Long-Term Rate of Return	2015 Target Allocation	2015	2014	2013
Equity securities	9.00% - 9.50%	40 - 70%	60%	61%	64%
Debt securities	4.00% - 5.85%	30 - 60%	39	38	35
Cash equivalents	—	0 - 15%	1	1	1

Total			100%	100%	100%

Our overall investment strategy is to achieve a mix of approximately 40% to 70% of equity securities, 30% to 60% of debt securities, and 0% to 15% of cash equivalents. Fixed income securities and cash equivalents must meet minimum rating standards. Exposure to any particular company or industry is also limited. The investment policy is reviewed annually. There was no Old National stock in the plan as of December 31, 2015, 2014, or 2013.

The fair value of our plan assets are determined based on observable Level 1 or 2 pricing inputs, including quoted prices for similar assets in active or non-active markets. The holdings of the plan are comprised of pooled separate accounts, except for one mutual fund in the Fixed Income category. As of December 31, 2015, the fair value of plan assets, by asset category, is as follows:

		Fair Value Measurements at December 31, 2015 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan Assets
Large U.S. equity	$13,333	$—	$13,333	$—
International equity	6,667	—	6,667	—
Short-term fixed income	431	—	431	—
Fixed income	12,781	12,781	—	—

Total plan assets	$33,212	$12,781	$20,431	$—

As of December 31, 2014, the fair value of plan assets, by asset category, was as follows:

		Fair Value Measurements at December 31, 2014 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan Assets
Large U.S. equity	$15,877	$—	$15,877	$—
International equity	7,103	—	7,103	—
Short-term fixed income	468	—	468	—
Fixed income	14,245	14,245	—	—

Total plan assets	$37,693	$14,245	$23,448	$—

As of December 31, 2015, expected future benefit payments related to Old National’s defined benefit plans were as follows:

(dollars in thousands)
2016	$4,890
2017	3,324
2018	2,326
2019	3,480
2020	3,001
Years 2021 - 2025	14,610

Old National expects to contribute cash of $0.2 million to the pension plans in 2016.

EMPLOYEE STOCK OWNERSHIP PLAN

The Employee Stock Ownership and Savings Plan (401k) (the “401(k) Plan”) permits employees to participate the first month following one month of service. Effective as of April 1, 2010, we suspended safe harbor matching contributions to the 401(k) Plan. However, we may make discretionary matching contributions to the 401(k) Plan. For 2015, 2014, and 2013, we matched 50% of employee compensation deferral contributions, up to 6% of compensation. In addition to matching contributions, Old National may contribute to the 401(k) Plan an amount designated as a profit sharing contribution in the form of Old National stock or cash. Our Board of Directors designated no discretionary profit sharing contributions in 2015, 2014, or 2013. All contributions vest immediately and plan participants may elect to redirect funds among any of the investment options provided under the 401(k) plan. The number of Old National shares in the 401(k) plan were 1.0 million at December 31, 2015 and 1.2 million at December 31, 2014. All shares owned through the 401(k) plan are included in the calculation of weighted-average shares outstanding for purposes of calculating diluted and basic earnings per share. Contribution expense under the 401(k) plan was $4.6 million in 2015, $4.3 million in 2014, and $3.8 million in 2013.

NOTE 16 – STOCK-BASED COMPENSATION

STOCK-BASED COMPENSATION

Our Amended and Restated 2008 Incentive Compensation Plan (the “ICP”), which was shareholder-approved, permits the grant of share-based awards to its employees. At December 31, 2015, 4.9 million shares were available for issuance. Since 2010, the granting of awards to key employees is typically in the form of restricted stock. We believe that such awards better align the interests of our employees with those of our shareholders. Total compensation cost that has been charged against income for the ICPs was $4.3 million in 2015, $4.2 million in 2014, and $4.0 million in 2013. The total income tax benefit was $1.6 million in 2015, 2014, and 2013.

Restricted Stock Awards

Restricted stock awards require certain service-based or performance requirements and commonly have vesting periods of 3 years. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants.

A summary of changes in our nonvested shares for the year follows:

(shares in thousands)	Shares	Weighted Average Grant-Date Fair Value
Nonvested balance at January 1, 2015	276	$13.74
Granted during the year	195	13.86
Vested during the year	(115)	13.47
Forfeited during the year	(10)	13.92

Nonvested balance at December 31, 2015	346	$13.90

As of December 31, 2015, there was $3.1 million of total unrecognized compensation cost related to nonvested shares granted under the ICP. The cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of the shares vested was $1.6 million in 2015, $1.3 million in 2014, and $1.4 million in 2013.

Restricted Stock Units

Restricted stock units require certain performance requirements and have vesting periods of 3 years. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants.

A summary of changes in our nonvested shares for the year follows:

(shares in thousands)	Shares	Weighted Average Grant-Date Fair Value
Nonvested balance at January 1, 2015	819	$12.02
Granted during the year	279	13.41
Vested during the year	(77)	10.93
Forfeited during the year	(150)	12.15
Dividend equivalents adjustment	(31)	12.00

Nonvested balance at December 31, 2015	840	$12.56

As of December 31, 2015, there was $3.3 million of total unrecognized compensation cost related to nonvested shares granted under the ICP. The cost is expected to be recognized over a weighted-average period of 1.8 years.

Stock Options

Option awards are generally granted with an exercise price equal to the market price of our common stock at the date of grant; these option awards have vesting periods ranging from 3 to 5 years and have 10-year contractual terms.

Old National has not granted stock options since 2009. However, in connection with the acquisition of Tower in April 2014, 22 thousand options for shares of Tower were converted to 37 thousand options for shares of Old National Bancorp stock. In connection with the acquisition of United in July 2014, 0.3 million options for shares of United were converted to 0.2 million options for shares of Old National Bancorp stock. In connection with the acquisition of IBT in September 2012, 0.2 million options for shares of IBT stock were converted to 0.3 million options for shares of Old National stock. Old National recorded no incremental expense associated with the conversion of these options.

A summary of the activity in the stock option plan in 2015 follows:

(shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	1,462	$16.30
Granted	—	—
Acquired	—	—
Exercised	(112)	9.98
Forfeited/expired	(307)	19.08

Outstanding at December 31, 2015	1,043	$16.16	2.12	$1,222.2

Options exercisable at end of year	1,043	$16.16	2.12	$1,222.2

Information related to the stock option plan during each year follows:

(dollars in thousands)	2015	2014	2013
Intrinsic value of options exercised	$458	$432	$282
Cash received from option exercises	997	1,002	1,159
Tax benefit realized from option exercises	159	97	45

As of December 31, 2015, all options were fully vested and all compensation costs had been expensed.

Stock Appreciation Rights

Old National has never granted stock appreciation rights. However, in connection with the acquisition of United in July 2014, 0.2 million stock appreciation rights for shares of United were converted to 0.2 million stock appreciation rights for shares of Old National Bancorp stock. Old National recorded no incremental expense associated with the conversion of these stock appreciation rights. At December 31, 2015 and 2014, 0.1 million stock appreciation rights remained outstanding.

NOTE 17 – OUTSIDE DIRECTOR STOCK COMPENSATION PROGRAM

Old National maintains a director stock compensation program covering all outside directors. Compensation shares are earned semi-annually. A maximum of 165,375 shares of common stock is available for issuance under this program. As of December 31, 2015, Old National had issued 144,138 shares under this program.

NOTE 18 – SHAREHOLDERS’ EQUITY

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

Old National has a dividend reinvestment and stock purchase plan under which common shares issued may be either repurchased shares or authorized and previously unissued shares. A new plan became effective on August 16, 2012, with total authorized and unissued common shares reserved for issuance of 3.3 million. No shares were issued related to these plans in 2015, 2014, or 2013. As of December 31, 2015, 3.3 million authorized and unissued common shares were reserved for issuance under these plans.

EMPLOYEE STOCK PURCHASE PLAN

Old National has an employee stock purchase plan under which eligible employees can purchase common shares at a price not less than 95% of the fair market value of the common shares on the purchase date. The amount of common shares purchased cannot exceed ten percent of the employee’s compensation. The maximum number of shares that may be purchased under this plan is 500,000 shares. In 2015, 29,000 shares were issued related to this plan with proceeds of approximately $391,000. In 2014, 24,000 shares were issued related to this plan with proceeds of approximately $326,000.

NOTE 19 - FAIR VALUE

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at December 31, 2015 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Trading securities	$3,941	$3,941	$—	$—
Investment securities available-for-sale:
U.S. Treasury	12,150	12,150	—	—
U.S. government-sponsored entities and agencies	613,550	—	613,550	—
Mortgage-backed securities - Agency	1,066,361	—	1,066,361	—
States and political subdivisions	387,296	—	387,296	—
Pooled trust preferred securities	7,900	—	—	7,900
Other securities	330,964	31,443	299,521	—
Residential loans held for sale	13,810	—	13,810	—
Derivative assets	15,925	—	15,925	—
Financial Liabilities
Derivative liabilities	26,968	—	26,968	—

		Fair Value Measurements at December 31, 2014 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Trading securities	$3,881	$3,881	$—	$—
Investment securities available-for-sale:
U.S. Treasury	15,166	15,166	—	—
U.S. government-sponsored entities and agencies	685,951	—	685,951	—
Mortgage-backed securities - Agency	1,241,662	—	1,241,662	—
States and political subdivisions	314,541	—	314,216	325
Pooled trust preferred securities	6,607	—	—	6,607
Other securities	363,904	31,648	332,256	—
Residential loans held for sale	15,562	—	15,562	—
Derivative assets	18,572	—	18,572	—
Financial Liabilities
Derivative liabilities	23,868	—	23,868	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2015:

(dollars in thousands)	Pooled Trust Preferred Securities Available- for-Sale	State and Political Subdivisions
Balance at January 1, 2015	$6,607	$325
Accretion/(amortization) of discount or premium	18	—
Sales/payments received	(663)	—
Matured securities	—	(325)
Increase/(decrease) in fair value of securities	1,938	—

Balance at December 31, 2015	$7,900	$—

Included in the income statement in 2015 is $18 thousand of income included in interest income from the accretion of discounts on securities. The $1.9 million increase in fair value is reflected in the balance sheet as an increase in the fair value of investment securities available-for-sale, an increase in accumulated other comprehensive income, which is included in shareholders’ equity, and a decrease in other assets related to the tax impact.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2014:

(dollars in thousands)	Pooled Trust Preferred Securities Available- for-Sale	State and Political Subdivisions
Balance at January 1, 2014	$8,037	$669
Accretion/(amortization) of discount or premium	18	2
Payments received	(1,118)	(11)
Matured securities	—	(335)
Increase/(decrease) in fair value of securities	(330)	—

Balance at December 31, 2014	$6,607	$325

Included in the income statement in 2014 is $20 thousand of income included in interest income from the accretion of discounts on securities. The decrease in fair value is reflected in the balance sheet as a decrease in the fair value of investment securities available-for sale, a decrease in accumulated other comprehensive income, which is included in shareholders’ equity, and an increase in other assets related to the tax impact.

The tables below provide quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

(dollars in thousands)	Fair Value at Dec. 31, 2015	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Pooled trust preferred securities	$7,900	Discounted cash flow	Constant prepayment rate (a)	0.00%
			Additional asset defaults (b)	4.1% -11.5% (8.1%)
			Expected asset recoveries (c)	0.0% - 11.5% (3.1%)

(a)	Assuming no prepayments.
(b)	Each currently performing pool asset is assigned a default probability based on the banking environment, which is adjusted for specific issuer evaluation, of 0%, 50% or 100%.
(c)	Each currently defaulted pool asset is assigned a recovery probability based on specific issuer evaluation of 0%, 25% or 100%.

(dollars in thousands)	Fair Value at Dec. 31, 2014	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Pooled trust preferred securities	$6,607	Discounted cash flow	Constant prepayment rate (a)	0.00%
			Additional asset defaults (b)	4.4% - 11.2% (8.2%)
			Expected asset recoveries (c)	0.7% - 7.0% (1.8%)

State and political subdivision securities	325	Discounted cash flow	No unobservable inputs	N/A
			Illiquid local municipality issuance
			Old National owns 100% Carried at par

(a)	Assuming no prepayments.
(b)	Each currently performing pool asset is assigned a default probability based on the banking environment, which is adjusted for specific issuer evaluation, of 0%, 50% or 100%.
(c)	Each currently defaulted pool asset is assigned a recovery probability based on specific issuer evaluation of 0%, 25% or 100%.

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

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2015 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Impaired Loans
Commercial loans	$13,332	$—	$—	$13,332
Commercial real estate loans	11,857	—	—	11,857
Foreclosed Assets
Commercial real estate	2,526	—	—	2,526
Residential	203	—	—	203

Impaired commercial and commercial real estate loans that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral. These impaired commercial and commercial real estate loans had a principal amount of $36.8 million, with a valuation allowance of $11.5 million at December 31, 2015. Old National recorded provision expense associated with these loans totaling $5.4 million in 2015.

Other real estate owned and other repossessed property is measured at fair value less costs to sell and had a net carrying amount of $2.7 million at December 31, 2015. The estimates of fair value are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral. There were write-downs of other real estate owned of $2.2 million in 2015.

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

Other real estate owned and other repossessed property had a net carrying amount of $6.4 million at December 31, 2014. There were write-downs of other real estate owned of $2.6 million in 2014.

The tables below provide quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

(dollars in thousands)	Fair Value at Dec. 31, 2015	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Collateral Dependent Impaired Loans
Commercial loans	$13,332	Fair value of collateral	Discount for type of property, age of appraisal and current status	0% - 86% (28%)

Commercial real estate loans	11,857	Fair value of collateral	Discount for type of property, age of appraisal and current status	0% - 61% (33%)

Foreclosed Assets
Commercial real estate	2,526	Fair value of collateral	Discount for type of property, age of appraisal and current status	3% -80% (26%)

Residential	203	Fair value of collateral	Discount for type of property, age of appraisal and current status	7% - 53% (29%)

(dollars in thousands)	Fair Value at Dec. 31, 2014	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Collateral Dependent Impaired Loans
Commercial loans	$6,816	Fair value of collateral	Discount for type of property, age of appraisal and current status	0% - 94% (24%)

Commercial real estate loans	13,011	Fair value of collateral	Discount for type of property, age of appraisal and current status	0% - 50% (29%)

Foreclosed Assets
Commercial real estate	6,146	Fair value of collateral	Discount for type of property, age of appraisal and current status	2% - 93% (30%)

Residential	254	Fair value of collateral	Discount for type of property, age of appraisal and current status	8% - 81% (45%)

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

We have elected the fair value option for residential loans held for sale. For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status). None of these loans are 90 days or more past due, nor are any on nonaccrual status. Included in the income statement is interest income for loans held for sale totaling $0.1 million in 2015 and $0.4 million in 2014.

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

The difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected as of December 31, 2015 and 2014 is as follows:

(dollars in thousands)	Aggregate Fair Value	Difference	Contractual Principal
2015
Residential loans held for sale	$13,810	$236	$13,574

2014
Residential loans held for sale	$15,562	$375	$15,187

Accrued interest at period end is included in the fair value of the instruments.

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the years ended December 31:

(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
2015
Residential loans held for sale	$(140)	$—	$—	$(140)

2014
Residential loans held for sale	$247	$—	$—	$247

The carrying amounts and estimated fair values of financial instruments, not previously presented in this note, at December 31, 2015 and 2014 are as follows:

		Fair Value Measurements at December 31, 2015 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, federal funds sold, and money market investments	$219,818	$219,818	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	142,864	—	145,763	—
Mortgage-backed securities - Agency	16,042	—	16,604	—
State and political subdivisions	713,205	—	767,050	—
Federal Home Loan Bank/Federal Reserve Bank stock	86,146	N/A	N/A	N/A
Loans, net (including covered loans):
Commercial	1,788,593	—	—	1,829,824
Commercial real estate	1,852,979	—	—	1,946,163
Residential real estate	1,659,284	—	—	1,745,248
Consumer credit	1,595,316	—	—	1,587,879
FDIC indemnification asset	9,030	—	—	5,700
Accrued interest receivable	69,098	29	22,821	46,248

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$2,488,855	$2,488,855	$—	$—
NOW, savings, and money market deposits	4,911,938	4,911,938	—	—
Time deposits	1,000,067	—	998,878	—
Short-term borrowings:
Federal funds purchased	241,090	241,090	—	—
Repurchase agreements	337,409	337,409	—	—
Other short-term borrowings	50,000	50,000	—	—
Other borrowings:
Senior unsecured bank notes	173,662	—	162,445	—
Junior subordinated debentures	40,558	—	33,318	—
Repurchase agreements	50,000	—	51,370	—
Federal Home Loan Bank advances	1,023,491	—	—	1,029,779
Capital lease obligation	4,036	—	5,375	—
Accrued interest payable	4,859	—	4,859	—
Standby letters of credit	429	—	—	429

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$2,364

N/A = not applicable

		Fair Value Measurements at December 31, 2014 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, federal funds sold, and money market investments	$239,963	$239,963	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	167,207	—	173,486	—
Mortgage-backed securities - Agency	23,648	—	24,574	—
State and political subdivisions	653,199	—	705,875	—
Federal Home Loan Bank/Federal Reserve Bank stock	71,175	N/A	N/A	N/A
Loans held for sale (a)	197,928	—	197,928	—
Loans, net (including covered loans):
Commercial	1,626,097	—	—	1,646,144
Commercial real estate	1,734,559	—	—	1,744,126
Residential real estate	1,537,448	—	—	1,615,588
Consumer credit	1,372,248	—	—	1,380,835
FDIC indemnification asset	20,603	—	—	11,358
Accrued interest receivable	60,966	29	21,633	39,304

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$2,427,748	$2,427,748	$—	$—
NOW, savings, and money market deposits	4,973,898	4,973,898	—	—
Time deposits	1,089,018	—	1,092,969	—
Short-term borrowings:
Federal funds purchased	195,188	195,188	—	—
Repurchase agreements	356,121	356,120	—	—
Other borrowings:
Senior unsecured bank notes	173,500	—	179,792	—
Junior subordinated debentures	40,116	—	32,754	—
Repurchase agreements	50,000	—	51,994	—
Federal Home Loan Bank advances	650,887	—	—	658,506
Capital lease obligation	4,099	—	5,515	—
Accrued interest payable	4,564	—	4,564	—
Standby letters of credit	358	—	—	358

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$2,030

(a)	Includes loans held for sale associated with branch sales. Excludes $15.6 million of residential loans held for sale measured at fair value on a recurring basis.

N/A = not applicable

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

Federal Home Loan Bank and Federal Reserve Bank stock: Old National Bank is a member of the FHLB and the Federal Reserve System. It is not practical to determine the fair value due to restrictions placed on transferability.

Loans held for sale: The fair value of loans held for sale is estimated based on binding contracts from third party investors (Level 2).

Loans: The fair value of loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities (Level 3). The method utilized to estimate the fair value of loans does not necessarily represent an exit price.

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

Off-balance sheet financial instruments: Fair values for off-balance sheet credit-related financial instruments are based on fees currently charged to enter into similar agreements (Level 3). For further information regarding the amounts of these financial instruments, see Notes 21 and 22.

NOTE 20 – DERIVATIVE FINANCIAL INSTRUMENTS

As part of our overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, caps and floors. The notional amount of these derivative instruments was $761.5 million at December 31, 2015 and $608.0 million at December 31, 2014. The December 31, 2015 balances consist of $36.5 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its FHLB advances, $675.0 million notional amount of pay-fixed, receive-variable interest rate swaps on certain of its FHLB advances and $50.0 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its commercial loans. The December 31, 2014 balances consist of $38.0 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its FHLB advances, $525.0 million notional amount of pay-fixed, receive-variable interest rate swaps on certain of its FHLB advances and $45.0 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its commercial loans. These hedges were entered into to manage interest rate risk. Derivative instruments are recognized on the balance sheet at their fair value and are not reported on a net basis.

In addition, commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At December 31, 2015, the notional amount of the interest rate lock commitments was $30.4 million and forward commitments were $33.3 million. At December 31, 2014, the notional amount of the interest rate lock commitments was $19.7 million and forward commitments were $29.1 million. It is our practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans.

Old National also enters into derivative instruments for the benefit of its customers. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $428.4 million and $428.4 million, respectively, at December 31, 2015. At December 31, 2014, the notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $435.6 million and $435.6 million, respectively. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps, caps and collars. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.

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

Amounts reported in AOCI related to cash flow hedges will be reclassified to interest income or interest expense as interest payments are received or paid on the Company’s derivative instruments. During the next 12 months, the Company estimates that $0.2 million will be reclassified to interest income and $5.9 million will be reclassified to interest expense.

On the balance sheet, asset derivatives are included in other assets, and liability derivatives are included in other liabilities. The following table summarizes the fair value of derivative financial instruments utilized by Old National:

	December 31, 2015		December 31, 2014
(dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments
Interest rate contracts	$3,794	$15,554	$4,278	$9,951

Total derivatives designated as hedging instruments	$3,794	$15,554	$4,278	$9,951

Derivatives not designated as hedging instruments
Interest rate contracts	$11,296	$11,414	$13,780	$13,917
Mortgage contracts	835	—	514	—

Total derivatives not designated as hedging instruments	$12,131	$11,414	$14,294	$13,917

Total	$15,925	$26,968	$18,572	$23,868

The effect of derivative instruments on the consolidated statements of income for the years ended December 31 were as follows:

(dollars in thousands)		2015	2014	2013
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$(1,729)	$1,002	$1,748
Interest rate contracts (2)	Other income / (expense)	189	275	(33)

Total		$(1,540)	$1,277	$1,715

Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$511	$246	$—

Total		$511	$246	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (3)	Other income / (expense)	$18	$88	$209
Mortgage contracts	Mortgage banking revenue	168	252	(215)

Total		$186	$340	$(6)

(1)	Amounts represent the net interest payments as stated in the contractual agreements.
(2)	Amounts represent ineffectiveness on derivatives designated as fair value hedges.
(3)	Includes the valuation differences between the customer and offsetting counterparty swaps.

NOTE 21 - COMMITMENTS AND CONTINGENCIES

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

On July 23, 2015, the Indiana Supreme Court declined to accept transfer of the case. Thereafter, the case returned to the trial court for further proceedings on the sole remaining count.

The trial court set the case for trial on May 9, 2016 along with various other case management deadlines. On January 11, 2016, Old National filed its second Motion for Summary Judgment addressing the issues discussed in the Court of Appeals opinion. Simultaneously, other deadlines relating to, among other things, witness and exhibit disclosures and expert disclosures were approaching which presented the parties an opportunity to evaluate the pending case. Though Old National continues to expressly deny any wrongdoing, it is anticipated that during the first quarter of 2016, Old National will enter into a settlement agreement with plaintiffs providing for a cash payment from Old National in the amount of $4,750,000 in exchange for a full release and dismissal of plaintiffs’ complaint. By entering into the settlement agreement, Old National has not admitted any liability with respect to the lawsuit. The settlement amount has been accrued for in the December 31, 2015 financial statements.

Following notice of the settlement to the class participants, the settlement agreement will be subject to Circuit Court approval which is expected to be sought in either the second or third quarter of 2016. Although Old National cannot guarantee that the Circuit Court will approve the settlement agreement, Old National believes it is reasonably likely that the settlement agreement will be approved. In the event that the settlement agreement is not approved by the Circuit Court or is otherwise rejected it is likely that the bench trial currently set for May 9, 2016 through May 13, 2016 will be reset by the Circuit Court for a later date.

LEASES

Old National rents certain premises and equipment under operating leases, which expire at various dates. Many of these leases require the payment of property taxes, insurance premiums, maintenance, and other costs. In some cases, rentals are subject to increase in relation to a cost-of-living index. As of December 31, 2015, 93 of Old National’s 160 banking centers were subject to operating leases while 67 were owned. The leases have original terms ranging from less than one year to twenty-four years, and Old National has the right, at its option, to extend the terms of certain leases for four additional successive terms of five years. Old National does not have any material sub-lease agreements.

Total rental expense was $29.1 million in 2015, $29.0 million in 2014, and $29.1 million in 2013. The following is a summary of future minimum lease commitments as of December 31, 2015:

(dollars in thousands)
2016	$28,445
2017	28,408
2018	26,834
2019	25,995
2020	25,516
Thereafter	209,897

Total	$345,095

Old National had deferred gains remaining associated with prior sale leaseback transactions totaling $40.7 million as of December 31, 2015 and $68.3 million as of December 31, 2014. The gains will be recognized over the remaining term of the leases. The leases had original terms ranging from five to twenty-four years. During the fourth quarter of 2015, the Company purchased fourteen branches that it previously leased, resulting in the recognition of $10.8 million of pre-tax deferred gains.

CREDIT-RELATED FINANCIAL INSTRUMENTS

In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.746 billion and standby letters of credit of $62.6 million at December 31, 2015. At December 31, 2015, approximately $1.667 billion of the loan commitments had fixed rates and $79.3 million had floating rates, with the floating interest rates ranging from 0% to 25%. At December 31, 2014, loan commitments were $1.584 billion and standby letters of credit were $65.3 million. These commitments are not reflected in the consolidated financial statements. The allowance for unfunded loan commitments totaled $3.6 million at December 31, 2015 and $4.4 million at December 31, 2014.

Old National had credit extensions with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients totaling $14.5 million at December 31, 2015 and $13.0 million at December 31, 2014. Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $13.6 million at December 31, 2015 and $11.5 million December 31, 2014. Old National did not provide collateral for the remaining credit extensions.

NOTE 22 – FINANCIAL GUARANTEES

Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires the Company to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At December 31, 2015, the notional amount of standby letters of credit was $62.6 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.4 million. At December 31, 2014, the notional amount of standby letters of credit was $65.3 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.4 million.

Old National entered into a risk participation in an interest rate swap during the second quarter of 2007, which had a notional amount of $7.2 million at December 31, 2015. Old National entered into an additional risk participation in an interest rate swap during the third quarter of 2014, which had a notional amount of $12.0 million at December 31, 2015.

NOTE 23 - REGULATORY RESTRICTIONS

RESTRICTIONS ON CASH AND DUE FROM BANKS

Old National’s affiliate bank is required to maintain reserve balances on hand and with the Federal Reserve Bank which are interest bearing and unavailable for investment purposes. The reserve balances were $68.4 million at December 31, 2015 and $67.9 million at December 31, 2014. In addition, Old National had cash and due from banks which was held as collateral for collateralized swap positions of $0.2 million at December 31, 2015 and $0.2 million at December 31, 2014.

RESTRICTIONS ON TRANSFERS FROM AFFILIATE BANK

Regulations limit the amount of dividends an affiliate bank can declare in any year without obtaining prior regulatory approval. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years. Prior regulatory approval to pay dividends was not required in 2013, 2014, or 2015 and is not currently required.

RESTRICTIONS ON THE PAYMENT OF DIVIDENDS

Old National has traditionally paid a quarterly dividend to common stockholders. The payment of dividends is subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on Old National’s earnings, capital requirements, financial condition, and other factors considered relevant by our Board of Directors.

CAPITAL ADEQUACY

Old National and Old National Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can elicit certain mandatory actions by regulators that, if undertaken, could have a direct material effect on Old National’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Old National and Old National Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies. Quantitative measures established by regulation to ensure capital adequacy require Old National and Old National Bank to maintain minimum amounts and ratios as set forth in the following tables.

At December 31, 2015, Old National and Old National Bank exceeded the regulatory minimums and Old National Bank met the regulatory definition of well-capitalized based on the most recent regulatory notification.

We are reflecting the new Basel III requirements for Old National and Old National Bank in the table below as of December 31, 2015:

			Fully Phased-In
			Regulatory		Well Capitalized
	Actual		Guidelines Minimum		Guidelines
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
2015
Total capital to risk-weighted assets
Old National Bancorp	$1,024,586	13.28%	$810,397	10.50%	$	N/A	N/A	%
Old National Bank	1,079,652	14.11	803,490	10.50		765,229	10.00
Common equity Tier 1 capital to risk-weighted assets
Old National Bancorp	934,497	12.11	540,265	7.00		N/A	N/A
Old National Bank	1,023,839	13.38	535,660	7.00		497,399	6.50
Tier 1 capital to risk-weighted assets
Old National Bancorp	968,772	12.55	656,036	8.50		N/A	N/A
Old National Bank	1,023,839	13.38	650,445	8.50		612,183	8.00
Tier 1 capital to average assets
Old National Bancorp	968,772	8.54	454,005	4.00		N/A	N/A
Old National Bank	1,023,839	9.11	449,791	4.00		562,239	5.00

N/A = not applicable

The following table summarizes capital ratios for Old National and Old National Bank as of December 31, 2014:

			Regulatory		Well Capitalized
	Actual		Guidelines Minimum		Guidelines
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
2014
Total capital to risk- weighted assets
Old National Bancorp	$996,929	13.59%	$586,722	8.00%	$	N/A	N/A	%
Old National Bank	949,596	13.02	583,266	8.00		729,082	10.00
Tier 1 capital to risk- weighted assets
Old National Bancorp	944,649	12.88	293,361	4.00		N/A	N/A
Old National Bank	897,316	12.31	291,633	4.00		437,449	6.00
Tier 1 capital to average assets
Old National Bancorp	944,649	8.79	429,935	4.00		N/A	N/A
Old National Bank	897,316	8.41	426,873	4.00		533,591	5.00

N/A = not applicable

NOTE 24 - PARENT COMPANY FINANCIAL STATEMENTS

The following are the condensed parent company only financial statements of Old National:

OLD NATIONAL BANCORP (PARENT COMPANY ONLY) CONDENSED BALANCE SHEETS
	December 31,
(dollars in thousands)	2015	2014
Assets
Deposits in affiliate bank	$48,000	$168,467
Trading securities - at fair value	3,941	3,881
Investment securities - available-for-sale	1,452	1,338
Investment in affiliates:
Banking subsidiaries	1,551,924	1,398,835
Non-banks	49,083	49,284
Other assets	84,598	89,564

Total assets	$1,738,998	$1,711,369

Liabilities and Shareholders’ Equity
Other liabilities	$33,608	$31,989
Other borrowings	214,220	213,616
Shareholders’ equity	1,491,170	1,465,764

Total liabilities and shareholders’ equity	$1,738,998	$1,711,369

OLD NATIONAL BANCORP (PARENT COMPANY ONLY) CONDENSED STATEMENTS OF INCOME
	Years Ended December 31,
(dollars in thousands)	2015	2014	2013
Income
Dividends from affiliates	$67,717	$65,292	$116,073
Net securities gains	6	170	416
Other income	1,892	1,554	1,864
Other income from affiliates	51	79	138

Total income	69,666	67,095	118,491

Expense
Interest on borrowings	8,684	3,837	624
Other expenses	13,957	11,357	11,228

Total expense	22,641	15,194	11,852

Income before income taxes and equity in undistributed earnings of affiliates	47,025	51,901	106,639
Income tax benefit	(5,473)	(4,020)	(4,044)

Income before equity in undistributed earnings of affiliates	52,498	55,921	110,683
Equity in undistributed earnings of affiliates	64,218	47,746	(9,763)

Net income	$116,716	$103,667	$100,920

OLD NATIONAL BANCORP (PARENT COMPANY ONLY) CONDENSED STATEMENT OF CASH FLOWS
	Years Ended December 31,
(dollars in thousands)	2015	2014	2013
Cash Flows From Operating Activities
Net income	$116,716	$103,667	$100,920

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	20	11	8
Net securities gains	(6)	(270)	(416)
Stock compensation expense	4,255	4,162	3,958
(Increase) decrease in other assets	6,307	20,040	(17,972)
Increase in other liabilities	1,441	286	3,095
Equity in undistributed earnings of affiliates	(64,218)	(47,746)	9,763

Total adjustments	(52,201)	(23,517)	(1,564)

Net cash flows provided by operating activities	64,515	80,150	99,356

Cash Flows From Investing Activities
Net cash and cash equivalents of acquisitions	(41,070)	(82,975)	—
Purchases of investment securities	(1,053)	(45)	(53)
Net advances to affiliates	—	(3,832)	—
Purchases of premises and equipment	—	(1,032)	(60)

Net cash flows used in investing activities	(42,123)	(87,884)	(113)

Cash Flows From Financing Activities
Proceeds from issuance of other borrowings	—	173,500	—
Cash dividends paid on common stock	(55,552)	(48,181)	(40,278)
Common stock repurchased	(88,695)	(25,830)	(24,292)
Proceeds from exercise of stock options, including tax benefit	997	749	1,412
Common stock issued	391	326	290

Net cash flows provided by (used in) financing activities	(142,859)	100,564	(62,868)

Net increase (decrease) in cash and cash equivalents	(120,467)	92,830	36,375
Cash and cash equivalents at beginning of period	168,467	75,637	39,262

Cash and cash equivalents at end of period	$48,000	$168,467	$75,637

NOTE 25 – SEGMENT INFORMATION

Our business segments are defined as Banking, Insurance, and Other and are described below:

Banking

The banking segment provides a wide range of financial products and services to consumers and businesses. Loan products include commercial, commercial real estate, mortgage, and other consumer loans. Deposit products include checking, savings, and time deposit accounts. This segment also provides cash management, private banking, brokerage, trust and investment advisory services. Products and services are delivered to customers in the states of Indiana, Kentucky, and Michigan through our branch locations, ATMs, on-line banking services, 24-hour telephone banking, client care call center, and a mobile banking service.

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

Selected business segment financial information as of and for the years ended December 31, 2015, 2014, and 2013 were as follows:

(dollars in thousands)	Banking	Insurance	Other	Total
2015
Net interest income	$374,733	$8	$(8,625)	$366,116
Noninterest income	185,723	42,663	2,246	230,632
Noncash items:
Depreciation and software amortization	16,243	150	635	17,028
Provision for loan losses	2,923	—	—	2,923
Amortization of intangibles	9,843	1,903	—	11,746
Income tax expense (benefit)	50,123	1,308	(5,254)	46,177
Segment profit (loss)	129,500	2,070	(14,854)	116,716
Segment assets	11,845,730	61,788	84,009	11,991,527

2014
Net interest income	$370,132	$11	$(3,773)	$366,370
Noninterest income	121,624	41,314	2,191	165,129
Noncash items:
Depreciation and software amortization	13,950	138	551	14,639
Provision for loan losses	3,097	—	—	3,097
Amortization of intangibles	7,507	1,613	—	9,120
Income tax expense (benefit)	41,056	1,381	(4,140)	38,297
Segment profit (loss)	109,776	2,428	(8,537)	103,667
Segment assets	11,500,974	62,537	82,540	11,646,051

2013
Net interest income	$317,913	$15	$(504)	$317,424
Noninterest income	143,953	38,657	2,148	184,758
Noncash items:
Depreciation and software amortization	12,082	142	299	12,523
Provision for loan losses	(2,319)	—	—	(2,319)
Amortization of intangibles	6,489	1,673	—	8,162
Income tax expense (benefit)	44,489	1,052	(3,944)	41,597
Segment profit (loss)	104,265	1,925	(5,270)	100,920
Segment assets	9,446,349	65,328	70,067	9,581,744

Noninterest income in the banking segment increased in 2015 when compared to 2014 due to a favorable variance in adjustments to the FDIC indemnification asset, a $15.6 million gain on branch divestitures in 2015, and pre-tax deferred gains of $10.8 million in 2015 resulting from the acquisition of fourteen bank properties that Old National had previously leased. In addition, banking segment noninterest income increased in 2015 when compared to 2014 primarily due to fee income associated with the acquisitions of Tower in April 2014, United in July 2014, LSB in November 2014, and Founders in January 2015. Banking segment assets increased at December 31, 2015 when compared to December 31, 2014 primarily due to the acquisition of Founders.

NOTE 26 – INTERIM FINANCIAL DATA (UNAUDITED)

The following table details the quarterly results of operations for the years ended December 31, 2015 and 2014.

(unaudited, dollars and shares in thousands, except per share data)	Three Months Ended				Three Months Ended
	12/31/2015	9/30/2015	6/30/2015	3/31/2015	12/31/2014	9/30/2014	6/30/2014	3/31/2014
Interest income	$94,960	$105,671	$99,964	$98,594	$97,318	$114,618	$89,528	$88,265
Interest expense	9,038	8,567	7,867	7,601	7,275	6,251	5,046	4,787

Net interest income	85,922	97,104	92,097	90,993	90,043	108,367	84,482	83,478
Provision for loan losses	484	167	2,271	1	869	2,591	(400)	37
Noninterest income	60,614	59,744	54,979	55,295	50,495	34,418	39,653	40,563
Noninterest expense	102,469	102,617	109,690	116,156	100,117	99,965	98,104	88,252

Income before income taxes	43,583	54,064	35,115	30,131	39,552	40,229	26,431	35,752
Income tax expense	11,598	16,395	8,959	9,225	10,302	11,095	7,658	9,242

Net income	$31,985	$37,669	$26,156	$20,906	$29,250	$29,134	$18,773	$26,510

Net income per share:
Basic	$0.28	$0.33	$0.22	$0.18	$0.25	$0.26	$0.18	$0.27
Diluted	0.27	0.33	0.22	0.18	0.25	0.26	0.18	0.26

Average shares:
Basic	114,103	114,590	115,732	118,540	115,924	111,428	103,904	99,797
Diluted	114,716	115,153	116,223	119,076	116,592	111,947	104,361	100,325

Quarterly results, most notably interest income, noninterest income and noninterest expense, were impacted by the acquisitions of Tower in April 2014, United in July 2014, LSB in November 2014, and Founders in January 2015. In addition, the Company divested 17 branches on August 14, 2015. Also impacting interest income and noninterest income were fluctuations in the accretion income and offsetting amortization of our indemnification asset associated with the July 2011 FDIC-assisted acquisition of Integra.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2015. The applicable information appearing in the Proxy Statement for the 2016 annual meeting is incorporated by reference.

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

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2015. The applicable information appearing in our Proxy Statement for the 2016 annual meeting is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is omitted from this report, (with the exception of the “Equity Compensation Plan Information”, which is reported in Item 5 of this report and is incorporated herein by reference) pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2015. The applicable information appearing in the Proxy Statement for the 2016 annual meeting is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2015. The applicable information appearing in the Proxy Statement for the 2016 annual meeting is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2015. The applicable information appearing in the Proxy Statement for the 2016 annual meeting is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements:

The following consolidated financial statements of the registrant and its subsidiaries are filed as part of this document under “Item 8. Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—December 31, 2015 and 2014

Consolidated Statements of Income—Years Ended December 31, 2015, 2014, and 2013

Consolidated Statements of Comprehensive Income – Years Ended December 31, 2015, 2014, and 2013

Consolidated Statements of Changes in Shareholders’ Equity -Years Ended December 31, 2015, 2014, and 2013

Consolidated Statements of Cash Flows—Years Ended December 31, 2015, 2014, and 2013

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

The schedules for Old National and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

3.	Exhibits

The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are as follows:

Exhibit Number

2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

2(a)	Purchase and Assumption Agreement Whole Bank All Deposits, among Federal Deposit Insurance Corporation, receiver of Integra Bank National Association, Evansville, Indiana, the Federal Deposit Insurance Corporation and Old National Bank, dated July 29, 2011 (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2011).

2(b)	Agreement and Plan of Merger dated as of September 9, 2013 by and between Old National Bancorp and Tower Financial Corporation (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2013).

2(c)	Agreement and Plan of Merger dated as of January 7, 2014 by and between Old National Bancorp and United Bancorp, Inc. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2014).

2(d)	Agreement and Plan of Merger dated as of June 3, 2014 by and between Old National Bancorp and LSB Financial Corp. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2014).

2(e)	Agreement and Plan of Merger dated as of July 25, 2014 by and between Old National Bancorp and Founders Financial Corporation (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2014).

2(f)	Agreement and Plan of Merger dated as of January 11, 2016 by and between Old National Bancorp and Anchor BanCorp Wisconsin Inc. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2016).

3(a)	Third Amended and Restated Articles of Incorporation of Old National, amended October 25, 2013 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2013).

3(b)	Amended and Restated By-Laws of Old National Bancorp, amended June 2, 2014 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2014).

3(c)	Amended and Restated By-Laws of Old National Bancorp, amended July 24, 2014 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2014).

4	Instruments Defining Rights of Security Holders, Including Indentures.

4(a)	Senior Indenture between Old National and The Bank of New York Trust Company (as successor to J.P. Morgan Trust Company, National Association (as successor to Bank One, N.A.)), as trustee, dated as of July 23, 1997 (incorporated by reference to Exhibit 4.3 to Old National’s Registration Statement on Form S-3, Registration No. 333-118374, filed with the Securities and Exchange Commission on December 2, 2004).

4(b)	Form of Indenture between Old National and J.P. Morgan Trust Company, National Association (as successor to Bank One, NA), as trustee (incorporated by reference to Exhibit 4.1 to Old National’s Registration Statement on Form S-3, Registration No. 333-87573, filed with the Securities and Exchange Commission on September 22, 1999).

4(c)	Second Indenture Supplement, dated as of August 15, 2014, between Old National and The Bank of New York Mellon Trust Company, N.A., as trustee, providing for the issuance of its 4.125% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2014).

4(d)	Form of 4.125% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2014).

10	Material Contracts

(a)	Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(a) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(b)	Second Amendment to the Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(b) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(c)	2005 Directors Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(c) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(d)	Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(d) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(e)	Second Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(e) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(f)	Third Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(f) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(g)	2005 Executive Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(g) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(h)	Summary of Old National Bancorp’s Outside Director Compensation Program (incorporated by reference to Old National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*

(i)	Form of Executive Stock Option Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(h) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

(j)	Form of 2006 Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

(k)	Form of 2007 Non-qualified Stock Option Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(y) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

(l)	Lease Agreement, dated December 20, 2006 between ONB One Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(aa) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

(m)	Lease Agreement, dated December 20, 2006 between ONB 123 Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(ab) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

(n)	Lease Agreement, dated December 20, 2006 between ONB 4th Street Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(ac) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

(o)	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #1, LLC, and Old National Bank (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

(p)	Lease Supplement No. 1 dated September 19, 2007, by and between ONB CTL Portfolio Landlord #1, LLC, Old National Bank and ONB Insurance Group, Inc. (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

(q)	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #3, LLC, and Old National Bank (incorporated by reference to Exhibit 99.5 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

(r)	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #5, LLC, and Old National Bank (incorporated by reference to Exhibit 99.7 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

(s)	Form of Lease Agreement dated October 19, 2007 entered into by affiliates of Old National Bancorp and affiliates of SunTrust Equity Funding, LLC (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2007).

(t)	Form of Lease Agreement dated December 27, 2007 entered into by affiliates of Old National Bancorp and affiliates of SunTrust Equity Funding, LLC (as incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2007).

(u)	Form of 2008 Non-qualified Stock Option Award Agreement (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

(v)	Old National Bancorp Code of Conduct (incorporated by reference to Exhibit 14.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2008).

(w)	Form of 2009 Executive Stock Option Agreement between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

(x)	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-161394 filed with the Securities and Exchange Commission on August 17, 2009).

(y)	Form of Employment Agreement for Robert G. Jones (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2011).*

(z)	Form of Employment Agreement for Christopher A. Wolking and Daryl D. Moore (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K with the Securities and Exchange Commission on January 27, 2011).*

(aa)	Employment Agreement for James A. Sandgren (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2014).*

(ab)	Form of Amended Severance/Change of Control Agreement for Jeffrey L. Knight (incorporated by reference to Exhibit 10(bb) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

(ac)	Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Appendix I of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2012).*

(ad)	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-183344 filed with the Securities and Exchange Commission on August 16, 2012).

(ae)	Form of 2013 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(bg) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2012).*

(af)	Form of 2013 Performance Share Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(bh) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2012).*

(ag)	Voting Agreement by and among directors of Tower Financial Corporation (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2013).

(ah)	Voting Agreement by and among directors of United Bancorp, Inc. (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2014).

(ai)	Form of 2014 Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(ap) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2013).*

(aj)	Form of 2014 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(aq) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2013).*

(ak)	Voting Agreement by and among directors of LSB Financial Corp. (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2014).

(al)	Voting Agreement by and among directors of Founders Financial Corporation (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2014).

(am)	Form of 2015 Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(au) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2014).*

(an)	Form of 2015 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(av) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2014).*

(ao)	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-206352 filed with the Securities and Exchange Commission on August 13, 2015).

(ap)	Purchase and Sale Agreement dated October 2, 2015, by and between ONB CTL Portfolio Landlord #2, LLC, and Old National Bank (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2015).

(aq)	Purchase and Sale Agreement dated October 2, 2015, by and between ONB CTL Portfolio Landlord #4, LLC, and Old National Bank (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2015).

(ar)	Purchase and Sale Agreement dated October 6, 2015, by and between Bubeck LLC, and Old National Bank (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2015).

(as)	Purchase and Sale Agreement dated October 6, 2015, by and between North Main Bank LLC, and Old National Bank (incorporated by reference to Exhibit 99.4 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2015).

(at)	Purchase and Sale Agreement dated October 6, 2015, by and between Bubeck LLC, and Old National Bank (incorporated by reference to Exhibit 99.5 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2015).

(au)	Voting Agreement by and among directors of Anchor BanCorp Wisconsin Inc. (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2016).

(av)	Form of 2016 Performance Units Award Agreement between Old National and certain key associates is filed herewith.*

(aw)	Form of 2016 Restricted Stock Award Agreement between Old National and certain key associates is filed herewith.*

21	Subsidiaries of Old National Bancorp

23.1	Consent of Crowe Horwath LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Old National Bancorp’s Annual Report on Form 10-K Report for the year ended December 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Old National has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD NATIONAL BANCORP

By:	/s/ Robert G. Jones	Date: February 26, 2016
Robert G. Jones,
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 26, 2016, by the following persons on behalf of Old National and in the capacities indicated.

By:	/s/ Alan W. Braun	By:	/s/ Randall T. Shepard
	Alan W. Braun, Director		Randall T. Shepard, Director

By:	/s/ Larry E. Dunigan	By:	/s/ Rebecca S. Skillman
	Larry E. Dunigan,		Rebecca S. Skillman, Director
Chairman of the Board of Directors

By:	/s/ Niel C. Ellerbrook	By:	/s/ Kelly N. Stanley
	Niel C. Ellerbrook, Director		Kelly N. Stanley, Director

By:	/s/ Andrew E. Goebel	By:	/s/ Derrick J. Stewart
	Andrew E. Goebel, Director		Derrick J. Stewart, Director

By:	/s/ Jerome F. Henry Jr.	By:	/s/ Katherine E. White
	Jerome F. Henry Jr., Director		Katherine E. White, Director

By:	/s/ Robert G. Jones	By:	/s/ Linda E. White
	Robert G. Jones,		Linda E. White, Director
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Phelps L. Lambert	By:	/s/ Christopher A. Wolking
	Phelps L. Lambert, Director		Christopher A. Wolking,
Senior Executive Vice President and Chief
Financial Officer (Principal Financial Officer)

By:	/s/ Arthur H. McElwee Jr.	By:	/s/ Joan M. Kissel
	Arthur H. McElwee Jr., Director		Joan M. Kissel,
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

By:	/s/ James T. Morris
James T. Morris, Director