Form 10-Q
period 2016-03-31
OLD NATIONAL BANCORP /IN/
filed 2016-05-06
CIK 707179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The Registrant has one class of common stock (no par value) with 114,352,000 shares outstanding at March 31, 2016.

OLD NATIONAL BANCORP

FORM 10-Q

OLD NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,	March 31,
(dollars and shares in thousands, except per share data)	2016	2015	2015
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$153,259	$91,311	$195,970
Money market and other interest-earning investments	22,299	128,507	19,343

Total cash and cash equivalents	175,558	219,818	215,313
Trading securities - at fair value	3,699	3,941	3,964
Investment securities - available-for-sale, at fair value:
U.S. Treasury	12,243	12,150	25,178
U.S. government-sponsored entities and agencies	603,457	613,550	709,379
Mortgage-backed securities	990,984	1,066,361	1,090,731
States and political subdivisions	400,236	387,296	340,630
Other securities	341,523	338,864	379,552

Total investment securities - available-for-sale	2,348,443	2,418,221	2,545,470
Investment securities - held-to-maturity, at amortized cost (fair value $932,590; $929,417; and $899,653, respectively)	869,012	872,111	836,038
Federal Home Loan Bank/Federal Reserve Bank stock, at cost	86,146	86,146	75,068
Loans held for sale ($22,546; $13,810; and $24,344, respectively at fair value)	22,546	13,810	210,513
Loans:
Commercial	1,784,970	1,804,615	1,668,275
Commercial real estate	1,907,834	1,847,821	1,813,579
Residential real estate	1,634,132	1,644,614	1,625,354
Consumer credit, net of unearned income	1,584,735	1,543,768	1,408,491
Covered loans, net of discount	95,403	107,587	136,840

Total loans	7,007,074	6,948,405	6,652,539
Allowance for loan losses	(49,856)	(51,296)	(46,675)
Allowance for loan losses - covered loans	(844)	(937)	(2,203)

Net loans	6,956,374	6,896,172	6,603,661

FDIC indemnification asset	7,703	9,030	20,024
Premises and equipment, net	198,065	196,676	132,101
Accrued interest receivable	68,641	69,098	62,503
Goodwill	584,634	584,634	587,904
Other intangible assets	32,443	35,308	43,738
Company-owned life insurance	342,292	341,294	335,976
Assets held for sale	2,038	5,679	14,636
Other real estate owned and repossessed personal property	7,019	7,594	8,482
Other real estate owned - covered	6,503	4,904	7,084
Other assets	221,210	227,091	247,375

Total assets	$11,932,326	$11,991,527	$11,949,850

Liabilities
Deposits:
Noninterest-bearing demand	$2,491,767	$2,488,855	$2,553,801
Interest-bearing:
NOW	2,178,690	2,133,536	2,218,243
Savings	2,271,341	2,201,352	2,384,502
Money market	561,250	577,050	636,933
Time	1,085,847	1,000,067	1,134,041

Total deposits	8,588,895	8,400,860	8,927,520
Short-term borrowings	494,380	628,499	463,007
Other borrowings	1,167,811	1,291,747	869,123
Accrued expenses and other liabilities	172,597	179,251	206,929

Total liabilities	10,423,683	10,500,357	10,466,579

Shareholders’ Equity
Preferred stock, 2,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $1.00 per share stated value, 150,000 shares authorized, 114,352; 114,297; and 116,983 shares issued and outstanding, respectively	114,352	114,297	116,983
Capital surplus	1,088,037	1,087,911	1,121,594
Retained earnings	335,839	323,759	268,936
Accumulated other comprehensive income (loss), net of tax	(29,585)	(34,797)	(24,242)

Total shareholders’ equity	1,508,643	1,491,170	1,483,271

Total liabilities and shareholders’ equity	$11,932,326	$11,991,527	$11,949,850

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended
	March 31,
(dollars and shares in thousands, except per share data)	2016	2015
Interest Income
Loans including fees:
Taxable	$71,572	$74,959
Nontaxable	3,004	2,943
Investment securities:
Taxable	13,722	14,726
Nontaxable	6,982	5,960
Money market and other interest-earning investments	49	6

Total interest income	95,329	98,594

Interest Expense
Deposits	3,493	3,563
Short-term borrowings	182	96
Other borrowings	6,011	3,942

Total interest expense	9,686	7,601

Net interest income	85,643	90,993
Provision for loan losses	91	1

Net interest income after provision for loan losses	85,552	90,992

Noninterest Income
Wealth management fees	8,121	8,520
Service charges on deposit accounts	9,639	11,045
Debit card and ATM fees	3,785	6,732
Mortgage banking revenue	2,920	2,963
Insurance premiums and commissions	13,121	12,113
Investment product fees	3,905	4,403
Company-owned life insurance	2,038	2,152
Net securities gains	1,106	2,683
Recognition of deferred gain on sale leaseback transactions	1,052	1,524
Change in FDIC indemnification asset	(655)	(968)
Other income	4,419	4,128

Total noninterest income	49,451	55,295

Noninterest Expense
Salaries and employee benefits	56,972	69,694
Occupancy	12,844	14,293
Equipment	2,893	3,904
Marketing	2,486	2,236
Data processing	7,123	6,590
Communication	1,864	2,744
Professional fees	3,368	3,132
Loan expense	1,333	1,326
Supplies	583	684
FDIC assessment	1,919	1,885
Other real estate owned expense	424	1,161
Amortization of intangibles	2,647	3,081
Other expense	3,899	5,426

Total noninterest expense	98,355	116,156

Income before income taxes	36,648	30,131
Income tax expense	9,671	9,225

Net income	$26,977	$20,906

Net income per common share - basic	$0.24	$0.18
Net income per common share - diluted	0.24	0.18

Weighted average number of common shares outstanding - basic	113,998	118,540
Weighted average number of common shares outstanding - diluted	114,563	119,076

Dividends per common share	$0.13	$0.12

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2016	2015
Net income	$26,977	$20,906
Other comprehensive income:
Change in securities available-for-sale:
Unrealized holding gains for the period	17,857	18,306
Reclassification adjustment for securities gains realized in income	(1,106)	(2,683)
Income tax effect	(6,168)	(5,796)

Unrealized gains on available-for-sale securities	10,583	9,827
Change in securities held-to-maturity:
Amortization of fair value for securities held-to-maturity previously recognized into accumulated other comprehensive income	465	337
Income tax effect	(159)	66

Changes from securities held-to-maturity	306	403
Cash flow hedges:
Net unrealized derivative losses on cash flow hedges	(11,130)	(5,628)
Reclassification adjustment for losses realized in net income	1,273	186
Income tax effect	3,746	2,068

Changes from cash flow hedges	(6,111)	(3,374)
Defined benefit pension plans:
Amortization of net loss recognized in income	700	738
Income tax effect	(266)	(281)

Changes from defined benefit pension plans	434	457

Other comprehensive income, net of tax	5,212	7,313

Comprehensive income	$32,189	$28,219

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

				Accumulated
				Other	Total
	Common	Capital	Retained	Comprehensive	Shareholders’
(dollars in thousands)	Stock	Surplus	Earnings	Income (Loss)	Equity
Balance at December 31, 2014	$116,847	$1,118,292	$262,180	$(31,555)	$1,465,764
Net income	—	—	20,906	—	20,906
Other comprehensive income	—	—	—	7,313	7,313
Acquisition - Founders Financial Corporation	3,402	47,224	—	—	50,626
Dividends - common stock	—	—	(14,238)	—	(14,238)
Common stock issued	7	90	—	—	97
Common stock repurchased	(3,468)	(44,735)	—	—	(48,203)
Stock based compensation expense	—	1,204	—	—	1,204
Stock activity under incentive compensation plans	195	(481)	88	—	(198)

Balance at March 31, 2015	$116,983	$1,121,594	$268,936	$(24,242)	$1,483,271

Balance at December 31, 2015	$114,297	$1,087,911	$323,759	$(34,797)	$1,491,170
Net income	—	—	26,977	—	26,977
Other comprehensive income	—	—	—	5,212	5,212
Dividends - common stock	—	—	(14,865)	—	(14,865)
Common stock issued	8	96	—	—	104
Common stock repurchased	(41)	(451)	—	—	(492)
Stock based compensation expense	—	1,268	—	—	1,268
Stock activity under incentive compensation plans	88	(787)	(32)	—	(731)

Balance at March 31, 2016	$114,352	$1,088,037	$335,839	$(29,585)	$1,508,643

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2016	2015
Cash Flows From Operating Activities
Net income	$26,977	$20,906

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	3,527	4,140
Amortization of other intangible assets	2,647	3,081
Net premium amortization on investment securities	4,412	4,792
Amortization of FDIC indemnification asset	655	968
Stock compensation expense	1,268	1,204
Provision for loan losses	91	1
Net securities gains	(1,106)	(2,683)
Recognition of deferred gain on sale leaseback transactions	(1,052)	(1,524)
Net gains on sales of other assets	(792)	(52)
Increase in cash surrender value of company-owned life insurance	(998)	(2,062)
Residential real estate loans originated for sale	(70,754)	(78,224)
Proceeds from sale of residential real estate loans	62,795	73,968
(Increase) decrease in interest receivable	457	(277)
(Increase) decrease in other real estate owned	(1,024)	1,470
(Increase) decrease in other assets	3,460	(4,516)
Decrease in accrued expenses and other liabilities	(14,802)	(18,072)

Total adjustments	(11,216)	(17,786)

Net cash flows provided by operating activities	15,761	3,120

Cash Flows From Investing Activities
Net cash and cash equivalents of acquired banks	—	(37,098)
Purchases of investment securities available-for-sale	(289,184)	(129,563)
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	—	(2,083)
Proceeds from maturities, prepayments, and calls of investment securities available-for-sale	298,147	132,471
Proceeds from sales of investment securities available-for-sale	76,650	170,265
Proceeds from maturities, prepayments, and calls of investment securities held-to-maturity	1,439	5,609
Proceeds from sales of investment securities held-to-maturity	—	855
Reimbursements under FDIC loss share agreements	877	—
Net principal collected from (loans made to) loan customers	(60,293)	18,424
Proceeds from sale of premises and equipment and other assets	3,656	4
Purchases of premises and equipment and other assets	(4,928)	(6,959)

Net cash flows provided by investing activities	26,364	151,925

Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
Deposits	188,035	60,200
Short-term borrowings	(134,119)	(100,794)
Payments for maturities on other borrowings	(475,138)	(227,017)
Proceeds from issuance of other borrowings	350,000	150,000
Cash dividends paid on common stock	(14,865)	(14,238)
Common stock repurchased	(492)	(48,203)
Proceeds from exercise of stock options, including tax benefit	90	260
Common stock issued	104	97

Net cash flows used in financing activities	(86,385)	(179,695)

Net decrease in cash and cash equivalents	(44,260)	(24,650)
Cash and cash equivalents at beginning of period	219,818	239,963

Cash and cash equivalents at end of period	$175,558	$215,313

Supplemental cash flow information:
Total interest paid	$11,265	$9,374
Total taxes paid (net of refunds)	$2,000	$(49)

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of March 31, 2016 and 2015, and December 31, 2015, and the results of its operations for the three months ended March 31, 2016 and 2015. Interim results do not necessarily represent annual results. These financial statements should be read in conjunction with Old National’s Annual Report for the year ended December 31, 2015.

All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the 2016 presentation. Such reclassifications had no effect on net income or shareholders’ equity and were insignificant amounts.

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

FASB ASC 718 – In June 2014, the FASB issued an update (ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period). Generally, an award with a performance target also requires an employee to render service until the performance target is achieved. In some cases, however, the terms of an award may provide that the performance target could be achieved after an employee completes the requisite service period. The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. An entity should apply guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period for which the service has already been rendered. The amendments in this update became effective for interim and annual periods beginning after December 15, 2015 and did not have a material impact on the consolidated financial statements.

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

FASB ASC 842 – In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting in largely unchanged. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is expected to have a material impact.

FASB ASC 405 – In March 2016, the FASB issued ASU No. 2016-04, Liabilities – Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. The amendments of this ASU narrowly address breakage, which is the monetary amount of the card that ultimately is not redeemed by the cardholder for prepaid stored-value products that are redeemable for monetary values of goods or services but may also be redeemable for cash. Examples of prepaid stored-value products included in this amendment are prepaid gift cards issued by specific payment networks and redeemable at network-accepting merchant locations, prepaid telecommunication cards, and traveler’s checks. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

FASB ASC 815 – In March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The amendments apply to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as a hedging instrument. The amendments clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. Topic 815, Derivatives and Hedging, requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met. One of those criteria is that the economic characteristics and risks of the embedded derivatives are not clearly and closely related to the economic characteristics and risks of the host contract. The amendments clarify what steps are required when assessing “clearly and closely related”. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

FASB ASC 323 – In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The amendments affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments also require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

FASB ASC 606 – In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments relate to when another party, along with the entity, is involved in providing a good or service to a customer. Topic 606, Revenue from Contracts with Customers, requires an entity to determine whether the nature of its promise is to provide that good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). This determination is based upon whether the entity controls the good or the service before it is transferred to the customer. Topic 606 includes indicators to assist in this evaluation. The amendments in this update affect the guidance in ASU No. 2014-09 above, which is not yet effective. The effective date will be the same as the effective date of ASU No. 2014-09. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: identifying performance obligations, and the licensing implementation guidance. Before an entity can identify its performance obligations in a contract with a customer, the entity first identifies the promised goods or services in the contract. The amendments in this update are expected to reduce the cost and complexity of applying the guidance on identifying promised goods or services. To identify performance obligations in a contract, an entity evaluates whether promised goods and services are distinct. Topic 606 includes two criteria for assessing whether promises to transfer goods or services are distinct. One of those criteria is that the promises are separately identifiable. This update will improve the guidance on assessing that criterion. Topic 606 also includes implementation guidance on determining whether as entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property, which is satisfied at a point in time, or a right to access the entity’s intellectual property, which is satisfied over time. The amendments in this update are intended to improve the operability and understandability of the licensing implementation guidance. The amendments in this update affect the guidance in ASU No. 2014-09 above, which is not yet effective. The effective date will be the same as the effective date of ASU No. 2014-09. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

FASB ASC 718 – In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting. The amendments are intended to improve the accounting for employee shared-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

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

The total purchase price for Founders was $91.7 million, consisting of $41.0 million of cash and the issuance of 3.4 million shares of Old National Common Stock valued at $50.6 million. This acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. Through December 31, 2015, transaction and integration costs of $4.9 million associated with the acquisition had been expensed.

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

The components of the estimated fair value of the acquired identifiable intangible assets are in the table below. These intangible assets will be amortized on an accelerated basis over their estimated lives and are included in the “Banking” segment.

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

Pending Acquisitions at March 31, 2016

On January 12, 2016, Old National announced that it had entered into an agreement to acquire Madison, Wisconsin-based Anchor BanCorp Wisconsin Inc. (“Anchor”) through a stock and cash merger. Anchor is a savings and loan holding company with AnchorBank, fsb (“AnchorBank”) as its wholly-owned subsidiary. AnchorBank operates 46 banking centers, including 32 banking centers in the Madison, Milwaukee and Fox Valley triangle. At March 31, 2016, AnchorBank reported total assets of $2.231 billion and $1.816 billion of deposit liabilities. Pursuant to the merger agreement, shareholders of Anchor could elect to receive either 3.5505 shares of Old National common stock or $48.50 in cash for each share of Anchor they held, subject to no more than 40% of the outstanding shares of Anchor could receive cash. The transaction closed on May 1, 2016. Based on Old National’s closing share price of $13.40 on May 1, 2016, this represents a total transaction value of approximately $460 million. Due to the timing of the acquisition, the Company is continuing to determine the preliminary fair values of the assets and liabilities assumed and the purchase price allocation. The Company expects to finalize the analysis of the acquired assets and liabilities over the next few months and within one year of the acquisition.

NOTE 4 – NET INCOME PER SHARE

The following table reconciles basic and diluted net income per share for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
(dollars and shares in thousands, except per share data)	2016	2015
Basic Earnings Per Share
Net income	$26,977	$20,906
Weighted average common shares outstanding	113,998	118,540
Basic Earnings Per Share	$0.24	$0.18

Diluted Earnings Per Share
Net income	$26,977	$20,906
Weighted average common shares outstanding	113,998	118,540
Effect of dilutive securities:
Restricted stock (1)	526	438
Stock options (2)	39	98

Weighted average shares outstanding	114,563	119,076
Diluted Earnings Per Share	$0.24	$0.18

(1)	4 thousand shares of restricted stock and restricted stock units at March 31, 2016 were not included in the computation of net income per diluted share because the effect would be antidilutive. There were no antidilutive shares excluded from the computation at March 31, 2015.
(2)	Options to purchase 0.8 million shares and 0.9 million shares outstanding at March 31, 2016 and 2015, respectively, were not included in the computation of net income per diluted share because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes within each classification of accumulated other comprehensive income (loss) (“AOCI”) net of tax for the three months ended March 31, 2016 and 2015:

	Unrealized Gains and Losses on Available-for-Sale	Unrealized Gains and Losses on Held-to-Maturity	Gains and Losses on Cash Flow	Defined Benefit Pension
(dollars in thousands)	Securities	Securities	Hedges	Plans	Total
Three Months Ended March 31, 2016
Balance at January 1, 2016	$(3,806)	$(14,480)	$(9,276)	$(7,235)	$(34,797)
Other comprehensive income (loss) before reclassifications	11,282	—	(6,900)	—	4,382
Amounts reclassified from accumulated other comprehensive income (loss) (a)	(699)	306	789	434	830

Net other comprehensive income (loss)	10,583	306	(6,111)	434	5,212

Balance at March 31, 2016	$6,777	$(14,174)	$(15,387)	$(6,801)	$(29,585)

Three Months Ended March 31, 2015
Balance at January 1, 2015	$(748)	$(15,776)	$(5,935)	$(9,096)	$(31,555)
Other comprehensive income (loss) before reclassifications	11,515	—	(3,489)	—	8,026
Amounts reclassified from accumulated other comprehensive income (loss) (a)	(1,688)	403	115	457	(713)

Net other comprehensive income (loss)	9,827	403	(3,374)	457	7,313

Balance at March 31, 2015	$9,079	$(15,373)	$(9,309)	$(8,639)	$(24,242)

(a)	See table below for details about reclassifications.

The following table summarize the significant amounts reclassified out of each component of AOCI for the three months ended March 31, 2016 and 2015:

	Amount Reclassified		Affected Line Item in the
Details about AOCI Components	from AOCI		Statement of Income
	Three Months Ended
	March 31,
(dollars in thousands)	2016	2015
Unrealized gains and losses on available-for-sale securities	$1,106	$2,683	Net securities gains
	(407)	(995)	Income tax (expense) benefit

	$699	$1,688	Net income

Unrealized gains and losses on held-to-maturity securities	$(465)	$(337)	Interest income/(expense)
	159	(66)	Income tax (expense) benefit

	$(306)	$(403)	Net income

Gains and losses on cash flow hedges Interest rate contracts	$(1,273)	$(186)	Interest income/(expense)
	484	71	Income tax (expense) benefit

	$(789)	$(115)	Net income

Amortization of defined benefit pension items
Actuarial gains/(losses)	$(700)	$(738)	Salaries and employee benefits
	266	281	Income tax (expense) benefit

	$(434)	$(457)	Net income

Total reclassifications for the period	$(830)	$713	Net income

NOTE 6 – INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at March 31, 2016 and December 31, 2015 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2016
Available-for-Sale
U.S. Treasury	$11,966	$277	$—	$12,243
U.S. government-sponsored entities and agencies	600,938	2,578	(59)	603,457
Mortgage-backed securities - Agency	980,374	13,812	(3,202)	990,984
States and political subdivisions	387,916	12,931	(611)	400,236
Pooled trust preferred securities	17,192	—	(9,205)	7,987
Other securities	339,148	2,481	(8,093)	333,536

Total available-for-sale securities	$2,337,534	$32,079	$(21,170)	$2,348,443

Held-to-Maturity
U.S. government-sponsored entities and agencies	$142,045	$2,455	$—	$144,500
Mortgage-backed securities - Agency	14,604	578	—	15,182
States and political subdivisions	712,363	60,545	—	772,908

Total held-to-maturity securities	$869,012	$63,578	$—	$932,590

December 31, 2015
Available-for-Sale
U.S. Treasury	$11,968	$190	$(8)	$12,150
U.S. government-sponsored entities and agencies	615,578	1,495	(3,523)	613,550
Mortgage-backed securities - Agency	1,065,936	10,970	(10,545)	1,066,361
States and political subdivisions	375,671	11,960	(335)	387,296
Pooled trust preferred securities	17,320	—	(9,420)	7,900
Other securities	337,590	1,151	(7,777)	330,964

Total available-for-sale securities	$2,424,063	$25,766	$(31,608)	$2,418,221

Held-to-Maturity
U.S. government-sponsored entities and agencies	$142,864	$2,899	$—	$145,763
Mortgage-backed securities - Agency	16,042	562	—	16,604
States and political subdivisions	713,205	53,848	(3)	767,050

Total held-to-maturity securities	$872,111	$57,309	$(3)	$929,417

Proceeds from sales or calls of available-for-sale investment securities, the resulting realized gains and realized losses, and other securities gains or losses were as follows for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
(dollars in thousands)	2016	2015
Proceeds from sales of available-for-sale securities	$76,650	$170,265
Proceeds from calls of available-for-sale securities	124,311	51,594

Total	$200,961	$221,859

Realized gains on sales of available-for-sale securities	$1,660	$2,481
Realized gains on calls of available-for-sale securities	244	168
Realized losses on sales of available-for-sale securities	(446)	(25)
Realized losses on calls of available-for-sale securities	(87)	(3)
Other securities gains (losses) (1)	(265)	62

Net securities gains	$1,106	$2,683

(1)	Other securities gains (losses) includes net realized gains or losses associated with trading securities and mutual funds.

During the three months ended March 31, 2015, the Company sold a municipal bond that was classified as held-to-maturity due to credit deterioration. Proceeds from the sale were $0.8 million and resulted in a gain of $52 thousand.

Trading securities, which consist of mutual funds held in a trust associated with deferred compensation plans for former Monroe Bancorp directors and executives, are recorded at fair value and totaled $3.7 million at March 31, 2016 and $3.9 million at December 31, 2015.

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

	At March 31, 2016
(dollars in thousands)			Weighted
	Amortized	Fair	Average
Maturity	Cost	Value	Yield
Available-for-Sale
Within one year	$28,446	$28,505	1.58%
One to five years	508,313	512,104	1.78
Five to ten years	344,286	339,730	2.61
Beyond ten years	1,456,489	1,468,104	2.60

Total	$2,337,534	$2,348,443	2.41%

Held-to-Maturity
Within one year	$11,984	$12,154	6.29%
One to five years	32,840	34,392	4.14
Five to ten years	214,165	222,378	3.67
Beyond ten years	610,023	663,666	5.48

Total	$869,012	$932,590	5.00%

The following table summarizes the investment securities with unrealized losses at March 31, 2016 and December 31, 2015 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
March 31, 2016
Available-for-Sale
U.S. government-sponsored entities and agencies	$38,400	$(59)	$—	$—	$38,400	$(59)
Mortgage-backed securities - Agency	151,882	(357)	162,982	(2,845)	314,864	(3,202)
States and political subdivisions	44,889	(458)	5,151	(153)	50,040	(611)
Pooled trust preferred securities	—	—	7,987	(9,205)	7,987	(9,205)
Other securities	96,543	(1,865)	111,346	(6,228)	207,889	(8,093)

Total available-for-sale	$331,714	$(2,739)	$287,466	$(18,431)	$619,180	$(21,170)

December 31, 2015
Available-for-Sale
U.S. Treasury	$6,505	$(8)	$—	$—	$6,505	$(8)
U.S. government-sponsored entities and agencies	160,751	(1,492)	122,581	(2,031)	283,332	(3,523)
Mortgage-backed securities - Agency	256,359	(3,444)	239,047	(7,101)	495,406	(10,545)
States and political subdivisions	38,373	(161)	5,137	(174)	43,510	(335)
Pooled trust preferred securities	—	—	7,900	(9,420)	7,900	(9,420)
Other securities	156,604	(2,717)	126,661	(5,060)	283,265	(7,777)

Total available-for-sale	$618,592	$(7,822)	$501,326	$(23,786)	$1,119,918	$(31,608)

Held-to-Maturity
States and political subdivisions	$2,026	$(3)	$—	$—	$2,026	$(3)

Total held-to-maturity	$2,026	$(3)	$—	$—	$2,026	$(3)

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

We did not record other-than-temporary-impairments during the three months ended March 31, 2016 or 2015.

As of March 31, 2016, Old National’s securities portfolio consisted of 1,719 securities, 132 of which were in an unrealized loss position. The unrealized losses attributable to our U.S. government-sponsored entities and agencies, our agency mortgage-backed securities, and our other securities are the result of fluctuations in interest rates. Our pooled trust preferred securities are discussed below.

Pooled Trust Preferred Securities

At March 31, 2016, our securities portfolio contained three pooled trust preferred securities with a fair value of $8.0 million and unrealized losses of $9.2 million. One of the pooled trust preferred securities in our portfolio falls within the scope of FASB ASC 325-10 (EITF 99-20) and has a fair value of $0.2 million with an unrealized loss of $3.1 million at March 31, 2016. This security was rated A3 at inception, but is rated D at March 31, 2016. The issuers in this security are banks. We use the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine whether an adverse change in cash flows has occurred during the quarter. The OTTI model considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and a limited number of recoveries on current or projected interest payment deferrals. In addition, we use the model to “stress” this CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Old National’s note class. For the three months ended March 31, 2016 and 2015, our model indicated no other-than-temporary-impairment losses on this security. At March 31, 2016, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell any securities.

Two of our pooled trust preferred securities with a fair value of $7.7 million and unrealized losses of $6.1 million at March 31, 2016 are not subject to FASB ASC 325-10. These securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. For the three months ended March 31, 2016 and 2015, our analysis indicated no OTTI on these securities.

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

								Actual	Expected	Excess
								Deferrals	Defaults as	Subordination
							# of Issuers	and Defaults	a % of	as a % of
Trust preferred securities		Lowest			Unrealized	Realized	Currently	as a % of	Remaining	Current
March 31, 2016		Credit	Amortized	Fair	Gain/	Losses	Performing/	Original	Performing	Performing
(dollars in thousands)	Class	Rating (1)	Cost	Value	(Loss)	2016	Remaining	Collateral	Collateral	Collateral
Pooled trust preferred securities:
Reg Div Funding 2004	B-2	D	$3,305	$244	$(3,061)	$—	23/39	33.3%	7.5%	0.0%
Pretsl XXVII LTD	B	B	4,422	2,304	(2,118)	—	34/45	20.4%	3.5%	51.6%
Trapeza Ser 13A	A2A	BBB	9,465	5,439	(4,026)	—	50/57	8.9%	5.0%	47.4%

			17,192	7,987	(9,205)	—
Single Issuer trust preferred securities:
Fleet Cap Tr V (BOA)		BB+	3,391	2,713	(678)	—
JP Morgan Chase Cap XIII		BBB-	4,759	3,940	(819)	—
NB-Global		BB+	772	780	8	—
Chase Cap II		BBB-	811	775	(36)	—

			9,733	8,208	(1,525)	—
Total			$26,925	$16,195	$(10,730)	$—

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

The following table details the remaining securities with other-than-temporary-impairment, their credit rating at March 31, 2016, and the related life-to-date credit losses recognized in earnings:

				Amount of OTTI
				recognized in earnings
		Lowest		Three Months Ended
		Credit	Amortized	March 31,		Life-to
(dollars in thousands)	Vintage	Rating (1)	Cost	2016	2015	date
Reg Div Funding	2004	D	$3,305	$—	$—	$5,685

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

NOTE 7 – LOANS HELD FOR SALE

Mortgage loans held for immediate sale in the secondary market were $22.5 million at March 31, 2016, compared to $13.8 million at December 31, 2015. Residential loans that Old National has originated with a commitment to sell are recorded at fair value in accordance with FASB ASC 825-10 (SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities). Beginning with the inception of an in-house servicing unit in the third quarter of 2014, conventional mortgage production is sold on a servicing retained basis. Certain loans, such as government guaranteed mortgage loans are sold on servicing released basis.

During the fourth quarter of 2014, $197.9 million of loans were reclassified to loans held for sale at the lower of cost or fair value. When the branch divestitures closed during the third quarter of 2015, these loans were valued at $193.6 million, resulting in a gain of $0.1 million. At March 31, 2016, there were no loans held for sale under this arrangement.

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

The composition of loans by lending classification was as follows:

	March 31,	December 31,
(dollars in thousands)	2016	2015
Commercial (1)	$1,784,970	$1,804,615
Commercial real estate:
Construction	202,278	185,449
Other	1,705,556	1,662,372
Residential real estate	1,634,132	1,644,614
Consumer credit:
Heloc	347,776	359,954
Auto	1,109,883	1,050,336
Other	127,076	133,478
Covered loans	95,403	107,587

Total loans	7,007,074	6,948,405
Allowance for loan losses	(49,856)	(51,296)
Allowance for loan losses - covered loans	(844)	(937)

Net loans	$6,956,374	$6,896,172

(1)	Includes direct finance leases of $13.4 million at March 31, 2016 and $14.4 million at December 31, 2015.

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

Consumer

Home equity loans are typically secured by a subordinate interest in 1-4 family residences, and consumer loans are secured by consumer assets such as automobiles or recreational vehicles. Some consumer loans are unsecured such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in residential property or other collateral values. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Covered loans

Covered loans represent loans acquired from the FDIC that are subject to loss share agreements whereby Old National is indemnified against 80% of losses up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0% reimbursement, and 80% of losses in excess of $467.2 million. Our losses will not exceed $275.0 million. See Note 9 to the consolidated financial statements for further details on our covered loans.

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

We utilize a probability of default (“PD”) and loss given default (“LGD”) model as a tool to determine the adequacy of the allowance for loan losses for performing commercial and commercial real estate loans. The PD is forecast using a transition matrix to determine the likelihood of a customer’s asset quality rating (“AQR”) migrating from its current AQR to any other status within the time horizon. Transition rates are measured using Old National’s own historical experience. The model assumes that recent historical transition rates will continue into the future. The LGD is defined as credit loss incurred when an obligor of the bank defaults. The sum of all net charge-offs for a particular portfolio segment are divided by all loans that have defaulted over a given period of time. The expected loss derived from the model considers the PD, LGD, and exposure at default. Additionally, qualitative factors, such as changes in lending policies or procedures, and economic business conditions are also considered.

We use historic loss ratios adjusted for economic conditions to determine the appropriate level of allowance for residential real estate and consumer loans.

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

Old National’s activity in the allowance for loan losses for the three months ended March 31, 2016 and 2015 is as follows:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Residential	Consumer	Unallocated	Total
Three Months Ended March 31, 2016
Balance at January 1, 2016	$26,347	$15,993	$2,051	$7,842	$—	$52,233
Charge-offs	(1,527)	(279)	(140)	(1,996)	—	(3,942)
Recoveries	818	840	26	634	—	2,318
Provision	(517)	(783)	(188)	1,579	—	91

Balance at March 31, 2016	$25,121	$15,771	$1,749	$8,059	$—	$50,700

Three Months Ended March 31, 2015
Balance at January 1, 2015	$20,670	$17,348	$2,962	$6,869	$—	$47,849
Charge-offs	(548)	413	(374)	(1,604)	—	(2,113)
Recoveries	1,774	464	28	875	—	3,141
Provision	2,807	(4,418)	303	1,309	—	1

Balance at March 31, 2015	$24,703	$13,807	$2,919	$7,449	$—	$48,878

The following table provides Old National’s recorded investment in financing receivables by portfolio segment at March 31, 2016 and December 31, 2015 and other information regarding the allowance:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Residential	Consumer	Unallocated	Total
March 31, 2016
Allowance for loan losses:
Individually evaluated for impairment	$7,016	$3,468	$—	$—	$—	$10,484
Collectively evaluated for impairment	17,523	12,110	1,729	7,846	—	39,208
Noncovered loans acquired with deteriorated credit quality	192	193	13	77	—	475
Covered loans acquired with deteriorated credit quality	390	—	7	136	—	533

Total allowance for loan losses	$25,121	$15,771	$1,749	$8,059	$—	$50,700

Loans and leases outstanding:
Individually evaluated for impairment	$53,022	$41,022	$—	$—	$—	$94,044
Collectively evaluated for impairment	1,737,377	1,843,821	1,634,184	1,629,730	—	6,845,112
Loans acquired with deteriorated credit quality	674	24,431	86	3,564	—	28,755
Covered loans acquired with deteriorated credit quality	1,915	13,480	15,726	8,042	—	39,163

Total loans and leases outstanding	$1,792,988	$1,922,754	$1,649,996	$1,641,336	$—	$7,007,074

December 31, 2015
Allowance for loan losses:
Individually evaluated for impairment	$7,467	$4,021	$—	$—	$—	$11,488
Collectively evaluated for impairment	18,295	11,439	2,038	7,614	—	39,386
Noncovered loans acquired with deteriorated credit quality	247	533	13	70	—	863
Covered loans acquired with deteriorated credit quality	338	—	—	158	—	496

Total allowance for loan losses	$26,347	$15,993	$2,051	$7,842	$—	$52,233

Loans and leases outstanding:
Individually evaluated for impairment	$60,959	$41,987	$—	$—	$—	$102,946
Collectively evaluated for impairment	1,750,397	1,779,062	1,644,631	1,590,288	—	6,764,378
Loans acquired with deteriorated credit quality	691	28,499	127	3,925	—	33,242
Covered loans acquired with deteriorated credit quality	2,893	19,424	16,577	8,945	—	47,839

Total loans and leases outstanding	$1,814,940	$1,868,972	$1,661,335	$1,603,158	$—	$6,948,405

Credit Quality

Old National’s management monitors the credit quality of its financing receivables in an on-going manner. Internally, management assigns an asset quality rating (“AQR”) to each non-homogeneous commercial and commercial real estate loan in the portfolio. The primary determinants of the AQR are based upon the reliability of the primary source of repayment and the past, present, and projected financial condition of the borrower. The AQR also reflects current economic and industry conditions. Major factors used in determining the AQR can vary based on the nature of the loan, but commonly include factors such as debt service coverage, internal cash flow, liquidity, leverage, operating performance, debt burden, FICO scores, occupancy, interest rate sensitivity, and expense burden. Old National uses the following definitions for risk ratings:

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

As of March 31, 2016 and December 31, 2015, the risk category of commercial and commercial real estate loans, excluding covered loans, by class of loans is as follows:

(dollars in thousands)			Commercial		Commercial
			Real Estate -		Real Estate -
Corporate Credit Exposure	Commercial		Construction		Other
Credit Risk Profile by	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
Internally Assigned Grade	2016	2015	2016	2015	2016	2015
Grade:
Pass	$1,656,554	$1,668,667	$196,052	$179,543	$1,540,250	$1,491,750
Criticized	54,746	54,606	3,251	3,300	72,951	74,992
Classified - substandard	24,004	23,806	2,293	1,857	49,347	49,029
Classified - nonaccrual	47,774	55,067	682	749	34,044	39,164
Classified - doubtful	1,892	2,469	—	—	8,964	7,437

Total	$1,784,970	$1,804,615	$202,278	$185,449	$1,705,556	$1,662,372

Old National considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, Old National also evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of March 31, 2016 and December 31, 2015, excluding covered loans:

(dollars in thousands)	Residential	Consumer
		Heloc	Auto	Other
March 31, 2016
Performing	$1,619,917	$345,630	$1,108,568	$126,106
Nonperforming	14,215	2,146	1,315	970

Total	$1,634,132	$347,776	$1,109,883	$127,076

December 31, 2015
Performing	$1,629,661	$357,585	$1,048,763	$132,222
Nonperforming	14,953	2,369	1,573	1,256

Total	$1,644,614	$359,954	$1,050,336	$133,478

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

The following table shows Old National’s impaired loans, excluding covered loans, as of March 31, 2016 and December 31, 2015, respectively. Of the loans purchased without FDIC loss share coverage, only those that have experienced subsequent impairment since the date acquired are included in the table below.

		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
March 31, 2016
With no related allowance recorded:
Commercial	$28,921	$30,140	$—
Commercial Real Estate - Construction	—	—	—
Commercial Real Estate - Other	27,351	30,593	—
Residential	1,342	1,363	—
Consumer	838	998	—
With an allowance recorded:
Commercial	20,188	20,198	6,784
Commercial Real Estate - Construction	231	231	1
Commercial Real Estate - Other	13,441	13,523	3,467
Residential	1,016	1,016	51
Consumer	2,776	2,776	139

Total	$96,104	$100,838	$10,442

December 31, 2015
With no related allowance recorded:
Commercial	$40,414	$41,212	$—
Commercial Real Estate - Construction	—	—	—
Commercial Real Estate - Other	26,998	30,264	—
Residential	1,383	1,422	—
Consumer	1,201	1,305	—
With an allowance recorded:
Commercial	16,377	16,483	7,111
Commercial Real Estate - Construction	237	237	6
Commercial Real Estate - Other	14,752	14,802	4,015
Residential	985	985	49
Consumer	2,525	2,525	126

Total	$104,872	$109,235	$11,307

The average balance of impaired loans, excluding covered loans, and interest income recognized on impaired loans during the three months ended March 31, 2016 and 2015 are included in the table below.

	Average	Interest
	Recorded	Income
(dollars in thousands)	Investment	Recognized (1)
Three Months Ended March 31, 2016
With no related allowance recorded:
Commercial	$34,085	$28
Commercial Real Estate - Construction	—	—
Commercial Real Estate - Other	27,149	95
Residential	1,362	—
Consumer	1,019	2
With an allowance recorded:
Commercial	18,283	13
Commercial Real Estate - Construction	234	—
Commercial Real Estate - Other	14,097	48
Residential	1,001	38
Consumer	2,651	38

Total	$99,881	$262

Three Months Ended March 31, 2015
With no related allowance recorded:
Commercial	$26,849	$42
Commercial Real Estate - Construction	2,250	3
Commercial Real Estate - Other	38,801	85
Residential	747	—
Consumer	731	1
With an allowance recorded:
Commercial	11,516	48
Commercial Real Estate - Construction	166	—
Commercial Real Estate - Other	10,728	1
Residential	1,475	61
Consumer	1,492	20

Total	$94,755	$261

(1)	The Company does not record interest on nonaccrual loans until principal is recovered.

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

Old National’s past due financing receivables as of March 31, 2016 and December 31, 2015 are as follows:

			Recorded
			Investment >
	30-59 Days	60-89 Days	90 Days and		Total
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Current
March 31, 2016
Commercial	$1,625	$58	$—	$49,666	$51,349	$1,733,621
Commercial Real Estate:
Construction	693	—	—	682	1,375	200,903
Other	4,231	27	80	43,008	47,346	1,658,210
Residential	8,608	40	150	14,215	23,013	1,611,119
Consumer:
Heloc	1,093	75	—	2,146	3,314	344,462
Auto	2,792	372	100	1,315	4,579	1,105,304
Other	495	99	27	970	1,591	125,485
Covered loans	734	—	—	5,864	6,598	88,805

Total loans	$20,271	$671	$357	$117,866	$139,165	$6,867,909

December 31, 2015
Commercial	$802	$100	$565	$57,536	$59,003	$1,745,612
Commercial Real Estate:
Construction	—	—	—	749	749	184,700
Other	438	135	—	46,601	47,174	1,615,198
Residential	9,300	2,246	114	14,953	26,613	1,618,001
Consumer:
Heloc	283	402	—	2,369	3,054	356,900
Auto	3,804	730	202	1,573	6,309	1,044,027
Other	830	165	25	1,256	2,276	131,202
Covered loans	809	312	10	7,336	8,467	99,120

Total loans	$16,266	$4,090	$916	$132,373	$153,645	$6,794,760

Loan Participations

Old National has loan participations, which qualify as participating interests, with other financial institutions. At March 31, 2016, these loans totaled $314.5 million, of which $173.8 million had been sold to other financial institutions and $140.7 million was retained by Old National. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder, involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder, all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.

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

If we are unable to resolve a nonperforming loan issue, the credit will be charged off when it is apparent there will be a loss. For large commercial type loans, each relationship is individually analyzed for evidence of apparent loss based on quantitative benchmarks or subjectively based upon certain events or particular circumstances. Old National charges off small commercial loans scored through our small business credit center with contractual balances under $250,000 that have been placed on nonaccrual status or became 90 days or more delinquent, without regard to the collateral position. For residential and consumer loans, a charge off is recorded at the time foreclosure is initiated or when the loan becomes 120 to 180 days past due, whichever is earlier.

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

The following table presents activity in TDRs for the three months ended March 31, 2016 and 2015:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Residential	Consumer	Total
Three Months Ended March 31, 2016
Balance at January 1, 2016	$23,354	$14,602	$2,693	$3,602	$44,251
(Charge-offs)/recoveries	(826)	62	32	(18)	(750)
Payments	(3,565)	(1,106)	(348)	(309)	(5,328)
Additions	1,542	9,476	133	385	11,536

Balance at March 31, 2016	$20,505	$23,034	$2,510	$3,660	$49,709

Three Months Ended March 31, 2015
Balance at January 1, 2015	$15,205	$15,226	$2,063	$2,459	$34,953
(Charge-offs)/recoveries	586	248	(15)	(11)	808
Payments	(2,198)	(1,608)	(33)	(164)	(4,003)
Additions	1,741	1,573	352	174	3,840

Balance at March 31, 2015	$15,334	$15,439	$2,367	$2,458	$35,598

Approximately $35.7 million of the TDRs at March 31, 2016 were included with nonaccrual loans, compared to $30.0 million at December 31, 2015. Old National has allocated specific reserves to customers whose loan terms have been modified in TDRs totaling $4.4 million at March 31, 2016 and $2.3 million at December 31, 2015. As of March 31, 2016, Old National had committed to lend an additional $2.8 million to customers with outstanding loans that are classified as TDRs.

The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the three months ended March 31, 2016 and 2015 are the same except for when the loan modifications involve the forgiveness of principal. The following table presents loans by class modified as TDRs that occurred during the three months ended March 31, 2016:

		Pre-modification	Post-modification
	Number	Outstanding Recorded	Outstanding Recorded
(dollars in thousands)	of Loans	Investment	Investment
Troubled Debt Restructuring:
Commercial	10	$1,542	$990
Commercial Real Estate - Other	7	9,476	9,476
Residential	1	133	133
Consumer	8	385	385

Total	26	$11,536	$10,984

The TDRs described above increased the allowance for loan losses by $0.2 million and resulted in $0.6 million of charge-offs during the three months ended March 31, 2016.

The following table presents loans by class modified as TDRs that occurred during the three months ended March 31, 2015:

		Pre-modification	Post-modification
	Number	Outstanding Recorded	Outstanding Recorded
(dollars in thousands)	of Loans	Investment	Investment
Troubled Debt Restructuring:
Commercial	11	$1,741	$1,741
Commercial Real Estate - Construction	5	1,187	1,187
Commercial Real Estate - Other	5	385	385
Residential	2	366	366
Consumer	6	161	161

Total	29	$3,840	$3,840

The TDRs described above resulted in immaterial changes in the allowance for loan losses and charge-offs during the three months ended March 31, 2015.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

There were four commercial loans and three commercial real estate loans totaling $0.6 million that were modified as TDRs within the preceding twelve months, and for which there was a payment default during the three months ended March 31, 2016.

There were three commercial loans and one commercial real estate loan totaling $0.3 million that were modified as TDRs within the preceding twelve months, and for which there was a payment default during the three months ended March 31, 2015.

The terms of certain other loans were modified during the three months ended March 31, 2016 that did not meet the definition of a TDR. It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have extended the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification. The evaluation is performed under our internal underwriting policy. We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral or a bona fide guarantee. We also consider whether the modification was insignificant relative to the other terms of the agreement or if the delay in a payment was 90 days or less.

PCI loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition. If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually. If the purchased credit impaired loan is being accounted for as part of a pool, it will not be removed from the pool. As of March 31, 2016, it has not been necessary to remove any loans from PCI accounting.

In general, once a modified loan is considered a TDR, the loan will always be considered a TDR, and therefore impaired, until it is paid in full, otherwise settled, sold or charged off. However, recent guidance also permits for loans to be removed from TDR status when subsequently restructured under these circumstances: (1) at the time of the subsequent restructuring, the borrower is not experiencing financial difficulties, and this is documented by a current credit evaluation at the time of the restructuring, (2) under the terms of the subsequent restructuring agreement, the institution has granted no concession to the borrower; and (3) the subsequent restructuring agreement includes market terms that are no less favorable than those that would be offered for a comparable new loan. For loans subsequently restructured that have cumulative principal forgiveness, the loan should continue to be measured in accordance with ASC 310-10, “Receivables – Overall”. However, consistent with ASC 310-40-50-2, “Troubled Debt Restructurings by Creditors, Creditor Disclosure of Troubled Debt Restructurings,” the loan would not be required to be reported in the years following the restructuring if the subsequent restructuring meets both of these criteria: (1) has an interest rate at the time of the subsequent restructuring that is not less than a market interest rate; and (2) is performing in compliance with its modified terms after the subsequent restructuring.

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

Old National has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. For these noncovered loans that meet the criteria of ASC 310-30 treatment, the carrying amount is as follows:

	March 31,	December 31,
(dollars in thousands)	2016	2015
Commercial	$674	$691
Commercial real estate	24,431	28,499
Residential	86	127
Consumer	3,564	3,925

Carrying amount	28,755	33,242
Allowance for loan losses	(475)	(863)

Carrying amount, net of allowance	$28,280	$32,379

The outstanding balance of noncovered loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties, was $105.0 million at March 31, 2016 and $107.1 million at December 31, 2015.

The accretable difference on purchased loans acquired in a business combination is the difference between the expected cash flows and the net present value of expected cash flows with such difference accreted into earnings using the effective yield method over the term of the loans. Accretion recorded as loan interest income totaled $2.5 million during the three months ended March 31, 2016 and $2.9 million during the three months ended March 31, 2015. Improvement in cash flow expectations has resulted in a reclassification from nonaccretable difference to accretable yield.

Accretable yield of noncovered purchased credit impaired loans, or income expected to be collected, is as follows:

		Integra
(dollars in thousands)	Monroe	Noncovered	IBT	Tower	United	LSB	Founders	Total
Balance at January 1, 2016	$2,023	$1,708	$9,486	$3,713	$2,812	$4,971	$2,812	$27,525
Accretion of income	(563)	(99)	(737)	(209)	(242)	(229)	(396)	(2,475)
Reclassifications from (to) nonaccretable difference	(511)	47	270	347	196	333	411	1,093
Disposals/other adjustments	627	126	8	—	10	—	—	771

Balance at March 31, 2016	$1,576	$1,782	$9,027	$3,851	$2,776	$5,075	$2,827	$26,914

Included in Old National’s allowance for loan losses is $0.5 million related to the purchased loans disclosed above at March 31, 2016, compared to $0.9 million at December 31, 2015.

At acquisition, purchased loans, both covered and noncovered, for which it was probable at acquisition that all contractually required payments would not be collected were as follows:

		Integra
(dollars in thousands)	Monroe	Bank (1)	IBT	Tower	United	LSB	Founders
Contractually required payments	$94,714	$921,856	$118,535	$22,746	$15,483	$24,493	$11,103
Nonaccretable difference	(45,157)	(226,426)	(53,165)	(5,826)	(5,487)	(9,903)	(2,684)

Cash flows expected to be collected at acquisition	49,557	695,430	65,370	16,920	9,996	14,590	8,419
Accretable yield	(6,971)	(98,487)	(11,945)	(4,065)	(1,605)	(2,604)	(1,812)

Fair value of acquired loans at acquisition	$42,586	$596,943	$53,425	$12,855	$8,391	$11,986	$6,607

(1)	Includes covered and noncovered.

Income would not be recognized on certain purchased loans if Old National could not reasonably estimate cash flows to be collected. Old National had no purchased loans for which it could not reasonably estimate cash flows to be collected.

NOTE 9 – COVERED LOANS

Covered loans represent loans acquired from the FDIC that are subject to loss share agreements. The carrying amount of covered loans was $95.4 million at March 31, 2016, compared to $107.6 million at December 31, 2015. The composition of covered loans by lending classification was as follows:

	At March 31, 2016
	Loans Accounted for	Loans Excluded from
	Under ASC 310-30	ASC 310-30 (1)
	(Purchased Credit	(Not Purchased	Total Covered
(dollars in thousands)	Impaired)	Credit Impaired)	Purchased Loans
Commercial	$1,915	$6,103	$8,018
Commercial real estate	13,480	1,440	14,920
Residential	15,726	138	15,864
Consumer	8,042	48,559	56,601

Covered loans	39,163	56,240	95,403
Allowance for loan losses	(533)	(311)	(844)

Covered loans, net	$38,630	$55,929	$94,559

(1)	Includes loans with revolving privileges which are scoped out of FASB ASC 310-30 and certain loans which Old National elected to treat under the cost recovery method of accounting.

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

The outstanding balance of covered loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties, was $202.4 million at March 31, 2016 and $214.4 million at December 31, 2015.

The following table is a roll-forward of acquired impaired loans accounted for under ASC 310-30 for the three months ended March 31, 2016 and 2015:

	Contractual	Nonaccretable	Accretable	Carrying
(dollars in thousands)	Cash Flows (1)	Difference	Yield	Amount (2)
Three Months Ended March 31, 2016
Balance at January 1, 2016	$69,857	$(4,729)	$(17,785)	$47,343
Principal reductions and interest payments	(13,403)	(270)	—	(13,673)
Accretion of loan discount	—	—	6,186	6,186
Changes in contractual and expected cash flows due to remeasurement	1,305	334	(1,777)	(138)
Removals due to foreclosure or sale	(1,944)	135	270	(1,539)
Loans removed from loss share coverage	323	(6)	134	451

Balance at March 31, 2016	$56,138	$(4,536)	$(12,972)	$38,630

Three Months Ended March 31, 2015
Balance at January 1, 2015	$124,809	$(12,014)	$(35,742)	$77,053
Principal reductions and interest payments	(9,566)	(702)	—	(10,268)
Accretion of loan discount	—	—	3,344	3,344
Changes in contractual and expected cash flows due to remeasurement	(498)	3,695	(3,132)	65
Removals due to foreclosure or sale	(433)	133	(129)	(429)

Balance at March 31, 2015	$114,312	$(8,888)	$(35,659)	$69,765

(1)	The balance of contractual cash flows includes future contractual interest and is net of amounts charged off and interest collected on nonaccrual loans.
(2)	Carrying amount for this table is net of allowance for loan losses.

Over the life of the acquired loans, we continue to estimate cash flows expected to be collected on individual loans or on pools of loans sharing common risk characteristics which were treated in the aggregate when applying various valuation techniques. We evaluate at each balance sheet date whether the present value of loans determined using the effective interest rates has decreased and if so, recognize a provision for loan losses. For any increases in cash flows expected to be collected, we adjust the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life. Eighty percent of the prospective yield adjustments are offset as Old National will recognize a corresponding change in cash flows expected from the indemnification asset prospectively in a similar manner. The indemnification asset is adjusted over the shorter of the life of the underlying investment or the indemnification agreement.

At March 31, 2016, the $7.7 million loss sharing asset is comprised of a $6.2 million FDIC indemnification asset and a $1.5 million FDIC loss share receivable. The loss share receivable represents actual incurred losses where reimbursement has not yet been received from the FDIC. The indemnification asset represents future cash flows we expect to collect from the FDIC under the loss sharing agreements and the amount related to the estimated improvements in cash flow expectations that are being amortized over the same period for which those improved cash flows are being accreted into income. At March 31, 2016, $4.3 million of the FDIC indemnification asset is related to expected indemnification payments and $1.9 million is expected to be amortized and reported in noninterest income as an offset to future accreted interest income. At March 31, 2015, $8.1 million of the FDIC indemnification asset was related to expected indemnification payments and $8.5 million was expected to be amortized and reported in noninterest income as an offset to future accreted interest income.

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

The following table shows a detailed analysis of the FDIC loss sharing asset for the three months ended March 31, 2016 and 2015:

(dollars in thousands)	2016	2015
Balance at January 1,	$9,030	$20,603
Adjustments not reflected in income:
Cash received from the FDIC	(877)	—
Other	205	389
Adjustments reflected in income:
(Amortization) accretion	(497)	(1,986)
Higher (lower) loan loss expectations	(33)	—
Impairment/(recovery) of value and net (gain)/loss on sales of other real estate	(125)	1,018

Balance at March 31,	$7,703	$20,024

Old National has applied with the FDIC to terminate its loss sharing agreements. If agreed upon, the termination of the agreements would result in the elimination of the FDIC indemnification asset and all future gains and losses associated with the covered assets would then be recognized entirely by Old National since the FDIC would no longer be sharing in these gains and losses.

NOTE 10 – OTHER REAL ESTATE OWNED

The following table presents activity in other real estate owned for the three months ended March 31, 2016 and 2015:

	Other Real Estate	Other Real Estate
(dollars in thousands)	Owned (1)	Owned, Covered
Three Months Ended March 31, 2016
Balance at January 1, 2016	$7,594	$4,904
Additions	736	1,830
Sales	(1,125)	(81)
(Impairment)/recovery of value	(186)	(150)

Balance at March 31, 2016	$7,019	$6,503

Three Months Ended March 31, 2015
Balance at January 1, 2015	$7,241	$9,121
Additions	1,906	360
Sales	(428)	(2,556)
(Impairment)/recovery of value	(237)	159

Balance at March 31, 2015	$8,482	$7,084

(1)	Includes repossessed personal property of $0.3 million at March 31, 2016 and $0.2 million at March 31, 2015.

At March 31, 2016, foreclosed residential real estate property included in the table above totaled $0.9 million. At March 31, 2016, consumer mortgage loans collateralized by residential real property that were in the process of foreclosure totaled $5.2 million.

Covered OREO expenses and valuation write-downs are recorded in the noninterest expense section of the consolidated statements of income. Under the loss sharing agreements, the FDIC will reimburse us for 80% of expenses and valuation write-downs related to covered assets up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0%, and 80% of losses in excess of $467.2 million. Our losses will not exceed $275.0 million. The reimbursable portion of these expenses is recorded in the FDIC indemnification asset. Changes in the FDIC indemnification asset are recorded in the noninterest income section of the consolidated statements of income.

NOTE 11 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in the carrying amount of goodwill by segment for the three months ended March 31, 2016 and 2015:

(dollars in thousands)	Banking	Insurance	Total
Three Months Ended March 31, 2016
Balance at January 1, 2016	$543,671	$40,963	$584,634
Goodwill acquired during the period	—	—	—

Balance at March 31, 2016	$543,671	$40,963	$584,634

Three Months Ended March 31, 2015
Balance at January 1, 2015	$490,972	$39,873	$530,845
Goodwill acquired during the period	55,969	1,090	57,059

Balance at March 31, 2015	$546,941	$40,963	$587,904

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

See Note 3 to the consolidated financial statements for detail regarding goodwill recorded in 2015 associated with acquisitions.

The gross carrying amount and accumulated amortization of other intangible assets at March 31, 2016 and December 31, 2015 were as follows:

	Gross	Accumulated	Net
	Carrying	Amortization	Carrying
(dollars in thousands)	Amount	and Impairment	Amount
March 31, 2016
Amortized intangible assets:
Core deposit	$60,103	$(45,502)	$14,601
Customer business relationships	30,570	(23,800)	6,770
Customer trust relationships	16,547	(6,210)	10,337
Customer loan relationships	4,413	(3,678)	735

Total intangible assets	$111,633	$(79,190)	$32,443

December 31, 2015
Amortized intangible assets:
Core deposit	$60,103	$(43,982)	$16,121
Customer business relationships	30,787	(23,341)	7,446
Customer trust relationships	16,547	(5,286)	11,261
Customer loan relationships	4,413	(3,933)	480

Total intangible assets	$111,850	$(76,542)	$35,308

Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years. During the first quarter of 2016, Old National decreased customer business relationships by $0.2 million. These adjustments related to final contingency payments on acquired insurance books of business that occurred in prior years. The adjustments are included in the “Insurance” segment. See Note 21 to the consolidated financial statements for a description of the Company’s operating segments.

Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. No impairment charges were recorded during the three months ended March 31, 2016 or 2015. Total amortization expense associated with intangible assets was $2.6 million for the three months ended March 31, 2016 and $3.1 million for the three months ended March 31, 2015.

Estimated amortization expense for future years is as follows:

(dollars in thousands)
2016 remaining	$7,232
2017	7,581
2018	5,799
2019	4,317
2020	3,036
Thereafter	4,478

Total	$32,443

NOTE 12 – LOAN SERVICING RIGHTS

Loan servicing rights were assumed in Old National’s acquisitions of United on July 31, 2014, LSB on November 1, 2014, and Founders on January 1, 2015.

At March 31, 2016, loan servicing rights derived from loans sold with servicing retained totaled $10.5 million and were included in other assets in the consolidated balance sheet, compared to $10.5 million at December 31, 2015. Loans serviced for others are not reported as assets. The principal balance of loans serviced for others was $1.270 billion at March 31, 2016, compared to $1.263 billion at December 31, 2015. Approximately 96% of the loans serviced for others at March 31, 2016 were residential mortgage loans. Custodial escrow balances maintained in connection with serviced loans were $6.4 million at March 31, 2016 and $3.0 million at December 31, 2015.

The following table summarizes the carrying values and activity related to loan servicing rights and the related valuation allowance for the three months ended March 31, 2016 and 2015:

(dollars in thousands)	2016	2015
Balance at January 1,	$10,502	$9,584
Additions	481	956
Amortization	(447)	(518)

Balance before valuation allowance at March 31,	10,536	10,022

Valuation allowance:
Balance at January 1,	(34)	(50)
(Additions)/recoveries	32	(437)

Balance at March 31,	(2)	(487)

Loan servicing rights, net	$10,534	$9,535

At March 31, 2016, the fair value of servicing rights was $11.0 million, which was determined using a discount rate of 11% and a weighted average prepayment speed of 175% PSA. At December 31, 2015, the fair value of servicing rights was $11.3 million, which was determined using a discount rate of 11% and a weighted average prepayment speed of 166% PSA.

NOTE 13 – SHORT-TERM BORROWINGS

The following table presents the distribution of Old National’s short-term borrowings and related weighted-average interest rates as of March 31, 2016:

			American
	Federal	Repurchase	Financial
	Funds	Agreements /	Exchange
(dollars in thousands)	Purchased	Sweeps	Borrowings (1)	Total
2016
Outstanding at March 31, 2016	$155,320	$329,060	$10,000	$494,380
Average amount outstanding	104,774	336,044	5,604	446,422
Maximum amount outstanding at any month-end	155,320	346,695	20,000
Weighted average interest rate:
During the three months ended March 31, 2016	0.43%	0.07%	0.81%	0.16%
At March 31, 2016	0.49	0.07	0.57	0.21

(1)	In 2015, the Company joined the American Financial Exchange, which is an overnight source of borrowings. No collateral was pledged on these funds.

The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At March 31, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to		Greater Than
(dollars in thousands)	Continuous	30 Days	30-90 Days	90 days	Total
Repurchase Agreements:
U.S. Treasury and agency securities	$329,060	$—	$—	$—	$329,060

Total	$329,060	$—	$—	$—	$329,060

The fair value of securities pledged to secure repurchase agreements may decline. The Company has pledged securities valued at 108% of the gross outstanding balance of repurchase agreements at March 31, 2016 to manage this risk.

REVOLVING LOAN

Subsequent to quarter end, the Company entered into a $75.0 million revolving line of credit agreement. The 364 day revolving loan has a variable rate of interest priced at the one-month LIBOR plus 200 basis points. Currently, $50.0 million is outstanding on the loan.

NOTE 14 – FINANCING ACTIVITIES

The following table summarizes Old National’s and its subsidiaries’ other borrowings at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
(dollars in thousands)	2016	2015
Old National Bancorp:
Senior unsecured bank notes (fixed rate 4.125%) maturing August 2024	$175,000	$175,000
Unamortized debt issuance costs related to Senior unsecured bank notes	(1,299)	(1,338)
Junior subordinated debentures (variable rates of 1.97% to 2.39%) maturing March 2035 to June 2037	45,000	45,000
ASC 815 fair value hedge and other basis adjustments	(4,327)	(4,442)
Old National Bank:
Securities sold under agreements to repurchase (fixed rates 2.47% to 2.50%) maturing January 2017 to January 2018	50,000	50,000
Federal Home Loan Bank advances (fixed rates 0.56% to 6.76% and variable rates 0.70% to 0.78%) maturing April 2016 to January 2025	897,645	1,022,766
Capital lease obligation	4,019	4,036
ASC 815 fair value hedge and other basis adjustments	1,773	725

Total other borrowings	$1,167,811	$1,291,747

Contractual maturities of other borrowings at March 31, 2016 were as follows:

(dollars in thousands)
Due in 2016	$417,338
Due in 2017	95,744
Due in 2018	195,308
Due in 2019	2,867
Due in 2020	50,091
Thereafter	410,316
ASC 815 fair value hedge, unamortized debt issuance costs, and other basis adjustments	(3,853)

Total	$1,167,811

SENIOR NOTES

In August 2014, Old National issued $175.0 million of senior unsecured notes with a 4.125% interest rate. These notes pay interest on February 15 and August 15. The notes mature on August 15, 2024.

FEDERAL HOME LOAN BANK

Federal Home Loan Bank (“FHLB”) advances had weighted-average rates of 0.96% at March 31, 2016 and 0.72% at December 31, 2015. These borrowings are collateralized by investment securities and residential real estate loans up to 140% of outstanding debt.

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

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured borrowings. The Company pledges investment securities to secure these borrowings. The fair value of securities pledged to secure repurchase agreements may decline. The Company has pledged securities valued at 118% of the gross outstanding balance of repurchase agreements at March 31, 2016 to manage this risk.

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

At March 31, 2016, the future minimum lease payments under the capital lease were as follows:

(dollars in thousands)
2016 remaining	$307
2017	410
2018	410
2019	430
2020	430
Thereafter	8,406

Total minimum lease payments	10,393
Less amounts representing interest	6,374

Present value of net minimum lease payments	$4,019

NOTE 15 – EMPLOYEE BENEFIT PLANS

RETIREMENT PLAN

Old National maintains a funded noncontributory defined benefit plan (the “Retirement Plan”) that was frozen as of December 31, 2005. Retirement benefits are based on years of service and compensation during the highest paid five years of employment. The freezing of the plan provides that future salary increases will not be considered. Old National’s policy is to contribute at least the minimum funding requirement determined by the plan’s actuary. Old National does not expect to contribute cash payments to the Retirement Plan in 2016.

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

Old National contributed $10 thousand to cover benefit payments from the Restoration Plan during the three months ended March 31, 2016. Old National expects to contribute an additional $29 thousand to cover benefit payments from the Restoration Plan during the remainder of 2016.

The net periodic benefit cost and its components were as follows for the three months ended March 31:

	Three Months Ended
	March 31,
(dollars in thousands)	2016	2015
Interest cost	$440	$415
Expected return on plan assets	(442)	(512)
Recognized actuarial loss	494	531
Settlement loss	206	206

Net periodic benefit cost	$698	$640

In March 2016, we sent to participants and beneficiaries a Notice of Intent to Terminate the Employee Retirement Plan effective May 15, 2016. The complete distribution of the trust fund during the fourth quarter of 2016 is expected to result in a pre-tax charge of $11 million to $14 million and relieve Old National of all future obligations and expense.

NOTE 16 – STOCK-BASED COMPENSATION

At March 31, 2016, Old National had 5.0 million shares remaining available for issuance under the Company’s Amended and Restated 2008 Incentive Compensation Plan. The granting of awards to key employees is typically in the form of restricted stock awards or units.

Restricted Stock Awards

The Company granted 67 thousand time-based restricted stock awards to certain key officers during the three months ended March 31, 2016, with shares vesting over a thirty-six month period. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. As of March 31, 2016, unrecognized compensation expense was estimated to be $3.4 million for unvested restricted stock awards.

Old National recorded expense of $0.3 million, net of tax, during the three months ended March 31, 2016, compared to $0.2 million, net of tax, during the three months ended March 31, 2015 related to the vesting of restricted stock awards.

Restricted Stock Units

The Company granted 270 thousand shares of performance based restricted stock units to certain key officers during the three months ended March 31, 2016, with shares vesting at the end of a thirty-six month period based on the achievement of certain targets. For certain awards, the level of performance could increase or decrease the percentage of shares earned. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. As of March 31, 2016, unrecognized compensation expense was estimated to be $5.3 million.

Old National recorded stock based compensation expense, net of tax, related to restricted stock units of $0.5 million during the three months ended March 31, 2016 and 2015.

Stock Options

Old National has not granted stock options since 2009. However, Old National did acquire stock options through prior year acquisitions. Old National did not record any stock based compensation expense related to these stock options during the three months ended March 31, 2016 or 2015.

Stock Appreciation Rights

Old National has never granted stock appreciation rights. However, Old National did acquire stock appreciation rights through a prior year acquisition. Old National did not record any incremental expense associated with the conversion of these stock appreciation rights. At March 31, 2016, 81 thousand stock appreciation rights remained outstanding.

NOTE 17 – INCOME TAXES

Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statements of income for the three months ended March 31:

	Three Months Ended
	March 31,
(dollars in thousands)	2016	2015
Provision at statutory rate of 35%	$12,827	$10,546
Tax-exempt income	(4,168)	(3,852)
State income taxes	583	1,277
Interim period effective rate adjustment	(148)	1,506
Other, net	577	(252)

Income tax expense	$9,671	$9,225

Effective tax rate	26.4%	30.6%

In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at March 31, 2016 and 2015 based on the current estimate of the effective annual rate.

The lower effective tax rate during the three months ended March 31, 2016 when compared to the three months ended March 31, 2015 is the result of a decrease in the forecasted effective tax rate for 2016 as compared to 2015. In addition, in the first quarter of 2015, the valuation of the state deferred tax asset was reduced due to a change in state apportionment estimates related to the acquisition of Founders, resulting in a higher state income tax expense in 2015.

No valuation allowance was recorded at March 31, 2016 or 2015 because, based on current expectations, Old National believes it will generate sufficient income in future years to realize deferred tax assets.

Unrecognized Tax Benefits

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in thousands)	2016	2015
Balance at January 1,	$124	$77
Additions based on tax positions related to the current year	14	11

Balance at March 31,	$138	$88

If recognized, approximately $0.1 million of unrecognized tax benefits, net of interest, would favorably affect the effective income tax rate in future periods.

NOTE 18 – DERIVATIVE FINANCIAL INSTRUMENTS

As part of our overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, caps and floors. The notional amount of these derivative instruments was $761.5 million at March 31, 2016 and December 31, 2015. The March 31, 2016 balances consist of $36.5 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its FHLB advances and $725.0 million notional amount of pay-fixed, receive-variable interest rate swaps on certain of its FHLB advances. During the first quarter of 2016, $50.0 million notional amount of receive-fixed, pay-variable interest rate swaps on certain commercial loans was terminated resulting in an immaterial gain. The December 31, 2015 balances consist of consist of $36.5 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its FHLB advances, $675.0 million notional amount of pay-fixed, receive-variable interest rate swaps on certain of its FHLB advances and $50.0 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its commercial loans. These hedges were entered into to manage interest rate risk. Derivative instruments are recognized on the balance sheet at their fair value and are not reported on a net basis.

In addition, commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At March 31, 2016, the notional amount of the interest rate lock commitments was $49.1 million and forward commitments were $59.5 million. At December 31, 2015, the notional amount of the interest rate lock commitments was $30.4 million and forward commitments were $33.3 million. It is our practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans.

Old National also enters into derivative instruments for the benefit of its customers. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $437.4 million and $437.4 million, respectively, at March 31, 2016. At December 31, 2015, the notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $428.4 million and $428.4 million, respectively. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps, caps and collars. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.

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

Amounts reported in AOCI related to cash flow hedges will be reclassified to interest income or interest expense as interest payments are received or paid on the Company’s derivative instruments. During the next 12 months, the Company estimates that $0.3 million will be reclassified to interest income and $7.6 million will be reclassified to interest expense.

On the balance sheet, asset derivatives are included in other assets, and liability derivatives are included in other liabilities. The following table summarizes the fair value of derivative financial instruments utilized by Old National:

	March 31, 2016		December 31, 2015
	Asset	Liability	Asset	Liability
(dollars in thousands)	Derivatives	Derivatives	Derivatives	Derivatives
Derivatives designated as hedging instruments
Interest rate contracts	$4,858	$25,720	$3,794	$15,554

Total derivatives designated as hedging instruments	$4,858	$25,720	$3,794	$15,554

Derivatives not designated as hedging instruments
Interest rate contracts	$16,817	$16,938	$11,296	$11,414
Mortgage contracts	1,390	94	835	—

Total derivatives not designated as hedging instruments	$18,207	$17,032	$12,131	$11,414

Total	$23,065	$42,752	$15,925	$26,968

The effect of derivative instruments on the consolidated statements of income for the three months ended March 31, 2016 and 2015 are as follows:

		Three Months Ended
		March 31,
(dollars in thousands)		2016	2015
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$(1,043)	$23
Interest rate contracts (2)	Other income / (expense)	50	59

Total		$(993)	$82

Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$86	$166

Total		$86	$166

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (3)	Other income / (expense)	$(3)	$—
Mortgage contracts	Mortgage banking revenue	461	788

Total		$458	$788

(1)	Amounts represent the net interest payments as stated in the contractual agreements.
(2)	Amounts represent ineffectiveness on derivatives designated as fair value hedges.
(3)	Includes the valuation differences between the customer and offsetting counterparty swaps.

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

The trial court set the case for trial on May 9, 2016 along with various other case management deadlines. On January 11, 2016, Old National filed its second Motion for Summary Judgment addressing the issues discussed in the Court of Appeals opinion. Simultaneously, other deadlines relating to, among other things, witness and exhibit disclosures and expert disclosures were approaching which presented the parties an opportunity to evaluate the pending case. On April 5, 2016, Old National entered into a settlement agreement with plaintiffs providing for a cash payment from Old National in the amount of $4,750,000 in exchange for a full release and dismissal of plaintiffs’ complaint. By entering into the settlement agreement, Old National has not admitted any liability with respect to the lawsuit. The settlement amount had previously been accrued for in the December 31, 2015 financial statements.

On April 14, 2016, the Circuit Court preliminarily approved the settlement agreement, entered an order authorizing notice of the settlement to the class participants, and vacated the May 9, 2016 trial date. Following notice of the settlement to the class participants, the settlement agreement will be subject to final Circuit Court approval which is scheduled for June 13, 2016. Although Old National cannot guarantee that the Circuit Court will approve the settlement agreement, Old National believes it is reasonably likely that the settlement agreement will be approved. In the event that the settlement agreement is not approved by the Circuit Court or is otherwise rejected, the Circuit Court will reissue a new trial date in 2017.

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

Old National had deferred gains remaining associated with prior sale leaseback transactions totaling $39.6 million as of March 31, 2016 and $40.7 million as of December 31, 2015. The gains are being recognized over the remaining term of the leases. The leases had original terms ranging from five to twenty-four years. New accounting guidance has been issued for leases, and it is possible that this accounting treatment could change in the future.

CREDIT-RELATED FINANCIAL INSTRUMENTS

In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.770 billion and standby letters of credit of $59.2 million at March 31, 2016. At March 31, 2016, approximately $1.686 billion of the loan commitments had fixed rates and $84.0 million had floating rates, with the floating interest rates ranging from 0% to 25%. At December 31, 2015, loan commitments totaled $1.746 billion and standby letters of credit totaled $62.6 million. These commitments are not reflected in the consolidated financial statements. The allowance for unfunded loan commitments totaled $4.0 million at March 31, 2016 and $3.6 million at December 31, 2015.

Old National had credit extensions with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients totaling $14.5 million at March 31, 2016 and December 31, 2015. Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $13.6 million at March 31, 2016 and December 31, 2015. Old National did not provide collateral for the remaining credit extensions.

NOTE 20 – FINANCIAL GUARANTEES

Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires the Company to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At March 31, 2016, the notional amount of standby letters of credit was $59.2 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.4 million. At December 31, 2015, the notional amount of standby letters of credit was $62.6 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.4 million.

Old National entered into a risk participation in an interest rate swap during the second quarter of 2007, which had a notional amount of $7.2 million at March 31, 2016. Old National entered into an additional risk participation in an interest rate swap during the third quarter of 2014, which had a notional amount of $11.4 million at March 31, 2016.

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

Selected business segment financial information is shown in the following table for the three months ended March 31:

(dollars in thousands)	Banking	Insurance	Other	Total
Three months ended March 31, 2016
Net interest income	$87,795	$1	$(2,153)	$85,643
Noninterest income	36,158	13,108	185	49,451
Noncash items:
Depreciation and software amortization	4,137	44	161	4,342
Provision for loan losses	91	—	—	91
Amortization of intangibles	2,188	459	—	2,647
Income tax expense (benefit)	10,830	1,204	(2,363)	9,671
Segment profit (loss)	27,222	1,925	(2,170)	26,977
Segment assets	11,790,789	61,416	80,121	11,932,326
Three months ended March 31, 2015
Net interest income	$93,078	$2	$(2,087)	$90,993
Noninterest income	42,839	11,987	469	55,295
Noncash items:
Depreciation and software amortization	4,656	34	158	4,848
Provision for loan losses	1	—	—	1
Amortization of intangibles	2,605	476	—	3,081
Income tax expense (benefit)	9,297	615	(687)	9,225
Segment profit (loss)	24,783	964	(4,841)	20,906
Segment assets	11,804,609	60,700	84,541	11,949,850

Noninterest income in the banking segment decreased for the three months ended March 31, 2016 when compared to the same period in 2015 primarily due to lower debit card and ATM fees, service charges on deposit accounts, and net securities gains. Debit card and ATM fees decreased for the three months ended March 31, 2016 when compared to the three months ended March 31, 2015 as the Durbin Amendment, which limits interchange fees on debit card transactions for banks with $10 billion or more in assets became effective for us on July 1, 2015.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at March 31, 2016 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Trading securities	$3,699	$3,699	$—	$—
Investment securities available-for-sale:
U.S. Treasury	12,243	12,243	—	—
U.S. government-sponsored entities and agencies	603,457	—	603,457	—
Mortgage-backed securities - Agency	990,984	—	990,984	—
States and political subdivisions	400,236	—	400,236	—
Pooled trust preferred securities	7,987	—	—	7,987
Other securities	333,536	31,941	301,595	—
Residential loans held for sale	22,546	—	22,546	—
Derivative assets	23,065	—	23,065	—
Financial Liabilities
Derivative liabilities	42,752	—	42,752	—

		Fair Value Measurements at December 31, 2015 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Trading securities	$3,941	$3,941	$—	$—
Investment securities available-for-sale:
U.S. Treasury	12,150	12,150	—	—
U.S. government-sponsored entities and agencies	613,550	—	613,550	—
Mortgage-backed securities - Agency	1,066,361	—	1,066,361	—
States and political subdivisions	387,296	—	387,296	—
Pooled trust preferred securities	7,900	—	—	7,900
Other securities	330,964	31,443	299,521	—
Residential loans held for sale	13,810	—	13,810	—
Derivative assets	15,925	—	15,925	—
Financial Liabilities
Derivative liabilities	26,968	—	26,968	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2016:

(dollars in thousands)	Pooled Trust Preferred Securities Available-for-Sale
Balance at January 1, 2016	$7,900
Accretion of discount	5
Sales/payments received	(133)
Increase in fair value of securities	215

Balance at March 31, 2016	$7,987

The accretion of discounts on securities totaling $5 thousand for the three months ended March 31, 2016 is included in interest income. The increase in fair value is reflected in the balance sheet as an increase in the fair value of investment securities available-for-sale, an increase in accumulated other comprehensive income (included in shareholders’ equity), and a decrease in other assets related to the tax impact.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015:

(dollars in thousands)	Pooled Trust Preferred Securities Available-for-Sale	State and Political Subdivisions
Balance at January 1, 2015	$6,607	$325
Accretion of discount	5	—
Sales/payments received	(264)	—
Matured securities	—	(325)
Increase in fair value of securities	205	—

Balance at March 31, 2015	$6,553	$—

The accretion of discounts on securities totaling $5 thousand for the three months ended March 31, 2015 is included in interest income. The increase in fair value is reflected in the balance sheet as an increase in the fair value of investment securities available-for-sale, an increase in accumulated other comprehensive income (included in shareholders’ equity), and a decrease in other assets related to the tax impact.

The tables below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy as of March 31, 2016 and December 31, 2015:

(dollars in thousands)	Fair Value at Mar. 31, 2016	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Pooled trust preferred securities	$7,987	Discounted cash flow	Constant prepayment rate (a)	0.00%
			Additional asset defaults (b)	2.8% - 4.5% (4.0%)
			Expected asset recoveries (c)	0.0% - 16.0% (4.3%)

(a)	Assuming no prepayments.
(b)	Each currently performing pool asset is assigned a default probability based on the banking environment, which is adjusted for specific issuer evaluation, of 0%, 50%, or 100%.
(c)	Each currently defaulted pool asset is assigned a recovery probability based on specific issuer evaluation of 0%, 25%, or 100%.

(dollars in thousands)	Fair Value at Dec. 31, 2015	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Pooled trust preferred securities	$7,900	Discounted cash flow	Constant prepayment rate (a)	0.00%
			Additional asset defaults (b)	4.1% - 11.5% (8.1%)
			Expected asset recoveries (c)	0.0% -11.5% (3.1%)

(a)	Assuming no prepayments.
(b)	Each currently performing pool asset is assigned a default probability based on the banking environment, which is adjusted for specific issuer evaluation, of 0%, 50%, or 100%.
(c)	Each currently defaulted pool asset is assigned a recovery probability based on specific issuer evaluation of 0%, 25%, or 100%.

Significant changes in any of the unobservable inputs used in the fair value measurement in isolation would result in a significant change to the fair value measurement. The pooled trust preferred securities Old National owns are subordinate note classes that rely on an ongoing cash flow stream to support their values. The senior note classes receive the benefit of prepayments to the detriment of subordinate note classes since the ongoing interest cash flow stream is reduced by the early redemption. Generally, a change in prepayment rates or additional pool asset defaults has an impact that is directionally opposite from a change in the expected recovery of a defaulted pool asset.

Assets measured at fair value on a non-recurring basis at March 31, 2016 are summarized below:

		Fair Value Measurements at March 31, 2016 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Impaired Loans
Commercial loans	$17,301	$—	$—	$17,301
Commercial real estate loans	11,002	—	—	11,002
Foreclosed Assets
Commercial real estate	2,616	—	—	2,616
Residential	235	—	—	235

Impaired commercial and commercial real estate loans that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral. These impaired commercial and commercial real estate loans had a principal amount of $38.8 million, with a valuation allowance of $10.5 million at March 31, 2016. Old National recorded provision expense associated with these loans totaling $2.2 million for the three months ended March 31, 2016. Old National recorded provision expense associated with impaired commercial and commercial real estate loans that were deemed collateral dependent totaling $4.8 million for the three months ended March 31, 2015.

Other real estate owned and other repossessed property is measured at fair value less costs to sell and had a net carrying amount of $2.9 million at March 31, 2016. The estimates of fair value are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral. There were write-downs of other real estate owned of $0.4 million for the three months ended March 31, 2016 and $1.1 million for the three months ended March 31, 2015.

Assets measured at fair value on a non-recurring basis at December 31, 2015 are summarized below:

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

As of December 31, 2015, impaired commercial and commercial real estate loans had a principal amount of $36.8 million, with a valuation allowance of $11.5 million.

Other real estate owned and other repossessed property is measured at fair value less costs to sell and had a net carrying amount of $2.7 million at December 31, 2015.

The tables below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

(dollars in thousands)	Fair Value at Mar. 31, 2016	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Collateral Dependent Impaired Loans
Commercial loans	$17,301	Fair value of collateral	Discount for type of property, age of appraisal, and current status	0% - 98% (51%)
Commercial real estate loans	11,002	Fair value of collateral	Discount for type of property, age of appraisal and current status	20% - 61% (34%)
Foreclosed Assets
Commercial real estate	2,616	Fair value of collateral	Discount for type of property, age of appraisal, and current status	0% - 80% (27%)
Residential	235	Fair value of collateral	Discount for type of property, age of appraisal, and current status	7% - 41% (24%)

(dollars in thousands)	Fair Value at Dec. 31, 2015	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Collateral Dependent Impaired Loans
Commercial loans	$13,332	Fair value of collateral	Discount for type of property, age of appraisal, and current status	0% - 86% (28%)
Commercial real estate loans	11,857	Fair value of collateral	Discount for type of property, age of appraisal, and current status	0% - 61% (33%)
Foreclosed Assets
Commercial real estate	2,526	Fair value of collateral	Discount for type of property, age of appraisal, and current status	3% - 80% (26%)
Residential	203	Fair value of collateral	Discount for type of property, age of appraisal, and current status	7% - 53% (29%)

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

We have elected the fair value option for residential loans held for sale. For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status). None of these loans are 90 days or more past due, nor are any on nonaccrual status. Included in the income statement is interest income for loans held for sale totaling $22 thousand for the three months ended March 31, 2016 and $39 thousand for the three months ended March 31, 2015.

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

The difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected as of March 31, 2016 and December 31, 2015 is as follows:

(dollars in thousands)	Aggregate Fair Value	Difference	Contractual Principal
March 31, 2016
Residential loans held for sale	$22,546	$606	$21,940
December 31, 2015
Residential loans held for sale	$13,810	$236	$13,574

Accrued interest at period end is included in the fair value of the instruments.

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three months ended March 31:

(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Three months ended March 31, 2016
Residential loans held for sale	$371	$1	$—	$372
Three months ended March 31, 2015
Residential loans held for sale	$217	$—	$—	$217

The carrying amounts and estimated fair values of financial instruments, not previously presented in this note, at March 31, 2016 and December 31, 2015 are as follows:

		Fair Value Measurements at March 31, 2016 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, federal funds sold, and money market investments	$175,558	$175,558	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	142,045	—	144,500	—
Mortgage-backed securities - Agency	14,604	—	15,182	—
State and political subdivisions	712,363	—	772,908	—
Federal Home Loan Bank/Federal Reserve Bank stock	86,146	N/A	N/A	N/A
Loans, net (including covered loans):
Commercial	1,767,867	—	—	1,826,069
Commercial real estate	1,906,983	—	—	2,019,514
Residential real estate	1,648,247	—	—	1,744,732
Consumer credit	1,633,277	—	—	1,623,643
FDIC indemnification asset	7,703	—	—	5,097
Accrued interest receivable	68,641	75	21,443	47,123
Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$2,491,767	$2,491,767	$—	$—
NOW, savings, and money market deposits	5,011,281	5,011,281	—	—
Time deposits	1,085,847	—	1,088,976	—
Short-term borrowings:
Federal funds purchased	155,320	155,320	—	—
Repurchase agreements	329,060	329,060	—	—
Other short-term borrowings	10,000	10,000	—	—
Other borrowings:
Senior unsecured bank notes	173,701	—	164,216	—
Junior subordinated debentures	40,673	—	33,467	—
Repurchase agreements	50,000	—	51,701	—
Federal Home Loan Bank advances	899,418	—	—	902,920
Capital lease obligation	4,019	—	5,453	—
Accrued interest payable	3,281	—	3,281	—
Standby letters of credit	402	—	—	402
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$3,012

N/A = not applicable

		Fair Value Measurements at December 31, 2015 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, federal funds sold, and money market investments	$219,818	$219,818	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	142,864	—	145,763	—
Mortgage-backed securities - Agency	16,042	—	16,604	—
State and political subdivisions	713,205	—	767,050	—
Federal Home Loan Bank/Federal Reserve Bank stock	86,146	N/A	N/A	N/A
Loans, net (including covered loans):
Commercial	1,788,593	—	—	1,829,824
Commercial real estate	1,852,979	—	—	1,946,163
Residential real estate	1,659,284	—	—	1,745,248
Consumer credit	1,595,316	—	—	1,587,879
FDIC indemnification asset	9,030	—	—	5,700
Accrued interest receivable	69,098	29	22,821	46,248
Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$2,488,855	$2,488,855	$—	$—
NOW, savings, and money market deposits	4,911,938	4,911,938	—	—
Time deposits	1,000,067	—	998,878	—
Short-term borrowings:
Federal funds purchased	241,090	241,090	—	—
Repurchase agreements	337,409	337,409	—	—
Other short-term borrowings	50,000	50,000	—	—
Other borrowings:
Senior unsecured bank notes	173,662	—	162,445	—
Junior subordinated debentures	40,558	—	33,318	—
Repurchase agreements	50,000	—	51,370	—
Federal Home Loan Bank advances	1,023,491	—	—	1,029,779
Capital lease obligation	4,036	—	5,375	—
Accrued interest payable	4,859	—	4,859	—
Standby letters of credit	429	—	—	429
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$2,364

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

Federal Home Loan Bank and Federal Reserve Bank stock: Old National Bank is a member of the FHLB and the Federal Reserve System. The carrying value is our basis because it is not practical to determine the fair value due to restrictions placed on transferability.

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

NOTE 23 – SUBSEQUENT EVENT

On April 30, 2016 the Company entered into an agreement with Prime Risk Partners Inc. to sell its insurance operations, ONB Insurance Group, Inc. (“ONI”). The sale is expected to close during the second quarter of 2016 and we expect to receive approximately $93.0 million in cash resulting in an after-tax gain of approximately $16 million to $18 million. Based on March 31, 2016, reported results, goodwill and intangible assets of approximately

$47.7 million will be eliminated as part of this transaction, which is subject to customary closing conditions. ONI is an ancillary business and does not meet the criteria to be treated as a discontinued operation as defined in Accounting Standards Update 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of our results of operations for the three months ended March 31, 2016 and 2015, and financial condition as of March 31, 2016, compared to March 31, 2015 and December 31, 2015. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. This discussion contains forward-looking statements concerning our business that are based on estimates and involves certain risks and uncertainties. Therefore, future results could differ significantly from our current expectations and the related forward-looking statements.

EXECUTIVE SUMMARY

During the first quarter of 2016, net income was $27.0 million, or $0.24 per diluted share. This compares to $20.9 million, or $0.18 per diluted share reported in the first quarter of 2015.

Management continues to focus on basic banking – loan growth, fee income and expense management:

Loan Growth: Customers remain optimistic about the economy and we are encouraged by loan demand in the first quarter of 2016. Loans, excluding loans held for sale, totaled $7.007 billion as of March 31, 2016, increasing $58.7 million, or 1%, compared to December 31, 2015. Our sales teams are energized and committed to building new relationships throughout the entire footprint, including our new, higher growth markets.

Fee Income: We remain keenly focused on fee revenue. Service charge fees on deposit accounts remain challenged and declined year over year, due in part to our divestiture of the southern Illinois region during the third quarter of 2015. Likewise, debit card fee income declined year over year, driven by the Durbin Amendment, which limits interchange fees on debit card transactions for banks with $10 billion or more in assets and became effective for us on July 1, 2015. Despite these headwinds, we believe we are positioned well and are optimistic that wealth management fee revenue will improve to the extent that our fixed income and equity markets improve.

Expenses: Consistent with our expense management strategy, Old National notified participants and beneficiaries of our intent to terminate the Employee Retirement Plan, which has been frozen since 2005. The complete distribution of the trust fund during the fourth quarter of 2016 is expected to result in a pre-tax charge of $11 million to $14 million and relieve Old National of all future obligations and expense. In addition, the first quarter of 2016 benefitted from the early retirement program and branch rationalization projects completed during 2015. We will continue to monitor our service and delivery network.

On April 30, 2016, we announced our intent to sell ONB Insurance Group, Inc., d/b/a Old National Insurance (“ONI”) to Prime Risk Partners in an all cash transaction during the second quarter. The sale of ONI provides us the opportunity to focus on our core community banking business, improve operating leverage, and enhance our overall capital position. We expect to receive approximately $93.0 million in cash and recognize an after-tax gain of approximately $16 million to $18 million. Based on March 31, 2016, reported results, goodwill and intangible assets of approximately $47.7 million will be eliminated as part of this transaction, which is subject to customary closing conditions.

On May 1, 2016, we closed on our previously announced merger of Anchor BanCorp Wisconsin Inc. This transaction represents our entry into the demographically attractive Wisconsin markets of Madison, Fox Valley, and Milwaukee. As of March 31, 2016 Anchor reported 46 branches, $2.231 billion of total assets, $1.692 billion of loans, and $1.816 billion of deposits.

RESULTS OF OPERATIONS

The following table sets forth certain income statement information of Old National for the three months ended March 31, 2016 and 2015:

	Three Months Ended		% Change
	March 31,
(dollars in thousands)	2016	2015
Income Statement Summary:
Net interest income	$85,643	$90,993	(5.9)%
Provision for loan losses	91	1	N/M
Noninterest income	49,451	55,295	(10.6)
Noninterest expense	98,355	116,156	(15.3)
Other Data:
Return on average common equity	7.18%	5.56%
Efficiency ratio (1)	68.76	76.27
Tier 1 leverage ratio	8.63	8.29
Net charge-offs/(recoveries) to average loans	0.09	(0.06)

(1)	Efficiency ratio is defined as noninterest expense before amortization of intangibles as a percent of fully taxable net interest income and noninterest income, excluding net gains from securities transactions. This presentation excludes intangible amortization and net securities gains, as is common in other company disclosures, and better aligns with true operating performance. This is a non-GAAP financial measure that management believes to be helpful in understanding Old National’s results of operations.

NM = Not meaningful

Net Interest Income

Net interest income is the most significant component of our earnings, comprising 63% of revenues for the three months ended March 31, 2016. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from client deposits generally costs less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

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

	Three Months Ended
	March 31,
(dollars in thousands)	2016	2015
Net interest income	$85,643	$90,993
Conversion to fully taxable equivalent	5,200	4,658

Net interest income - taxable equivalent basis	$90,843	$95,651

Average earning assets	$10,331,029	$10,346,167
Net interest margin	3.32%	3.52%
Net interest margin - taxable equivalent basis	3.52%	3.70%

Net interest income for the three months ended March 31, 2016 and 2015 includes accretion income (interest income in excess of contractual interest income) associated with acquired loans. Excluding this accretion income, net interest income on a fully taxable equivalent basis would have been $79.6 million for the three months ended March 31, 2016, compared to $81.1 million for the three months ended March 31, 2015; and the net interest margin on a fully taxable equivalent basis would have been 3.08% for the three months ended March 31, 2016, compared to 3.14% for the three months ended March 31, 2015.

The decrease in net interest income for the three months ended March 31, 2016 when compared to three months ended March 31, 2015 was primarily due to a decrease in accretion income of $3.3 million reflecting higher payoffs of purchased credit impaired loans in 2015 when compared to the three months ended March 31, 2016. We expect accretion income on these purchased credit impaired loans to decrease over time, but this may be offset by future acquisitions. It should be noted that the accretion income associated with our Integra acquisition is partially offset by the amortization of our indemnification asset. See the discussion in the section “Noninterest Income Related to Covered Assets” for additional details.

The decrease in the net interest margin was primarily due to lower yields associated with decreased accretion income on acquired loans, lower interest rates on interest earning assets, and a change in the mix of average interest earning assets and interest bearing liabilities. The yield on interest earning assets decreased 12 basis points and the cost of interest-bearing liabilities increased 10 basis points in the quarterly year-over-year comparison. The yield on interest earning assets is calculated by dividing annualized taxable equivalent net interest income by average interest earning assets while the cost of interest-bearing liabilities is calculated by dividing annualized interest expense by average interest-bearing liabilities.

Average earning assets were $10.331 billion for the three months ended March 31, 2016, compared to $10.346 billion for the three months ended March 31, 2015, a decrease of $15.1 million. The decrease in average earning assets for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was due to a $162.1 million decrease in average investment securities, an $18.8 million decrease in average interest earning cash accounts, partially offset by a $128.2 million increase in average loans, including loans held for sale. The loan portfolio including loans held for sale, which generally has an average yield higher than the investment portfolio, was approximately 68% of average interest earning assets for the three months ended March 31, 2016, compared to 66% for the three months ended March 31, 2015.

Average loans including loans held for sale increased $128.2 million for the three months ended March 31, 2016 when compared to the three months ended March 31, 2015 primarily due to organic loan growth. This increase in organic loan growth was partially offset by a decrease in average covered loans of $38.2 million and the sale of $193.6 million of loans associated with our branch divestitures during the third quarter of 2015.

Average investments decreased $162.1 million for the three months ended March 31, 2016 when compared to the three months ended March 31, 2015.

Average non-interest bearing deposits decreased $30.0 million for the three months ended March 31, 2016 when compared to the three months ended March 31, 2015, while average interest bearing deposits decreased $423.8 million. The decrease in total deposits from March 31, 2015 to March 31, 2016 reflected a $555.8 million reduction associated with our branch divestitures during the third quarter of 2015. Average borrowed funds increased $449.1 million for the three months ended March 31, 2016 when compared to the three months ended March 31, 2015.

Provision for Loan Losses

The provision for loan losses was $91 thousand for the three months ended March 31, 2016, compared to $1 thousand for the three months ended March 31, 2015. Net charge-offs totaled $1.6 million during the three months ended March 31, 2016, compared to net recoveries of $1.0 million during the three months ended March 31, 2015. Continued loan growth in future periods, increases in net charge-offs, or credit quality deterioration would result in additional provision expense.

Noninterest Income

We generate revenues in the form of noninterest income through client fees and sales commissions from our core banking franchise and other related businesses, such as wealth management, investment consulting, investment products, and insurance. Noninterest income for the three months ended March 31, 2016 was $49.5 million, a decrease of $5.8 million, or 11%, compared to $55.3 million for the three months ended March 31, 2015. The decrease was primarily due to lower debit card and ATM fees, net securities gains, and service charges on deposit accounts.

Wealth management fees decreased $0.4 million for the three months ended March 31, 2016 when compared to the three months ended March 31, 2015 reflecting lower personal trust fees. Wealth management fees fluctuate in tandem with the fixed income and equities markets.

Service charges and overdraft fees were $9.6 million for the three months ended March 31, 2016, a $1.4 million decrease from $11.0 million for the three months ended March 31, 2015. This decrease is due, in part, to our divestiture of the southern Illinois region during the third quarter of 2015.

Debit card and ATM fees decreased $2.9 million for the three months ended March 31, 2016 when compared to the three months ended March 31, 2015 as the Durbin Amendment, which limits interchange fees on debit card transactions for banks with $10 billion or more in assets, became effective for us on July 1, 2015. The Durbin Amendment negatively impacted debit card and ATM fees by approximately $2.7 million, pre-tax, in the three months ended March 31, 2016.

Insurance premiums and commissions increased $1.0 million to $13.1 million for the three months ended March 31, 2016 when compared to the three months ended March 31, 2015 primarily due to higher commissions on property and casualty insurance and higher contingency income.

Net securities gains were $1.1 million for the three months ended March 31, 2016, compared to $2.7 million for the three months ended March 31, 2015.

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

Changes in the FDIC indemnification asset resulted in a negative adjustment to noninterest income of $0.7 million for the three months ended March 31, 2016, compared to a negative adjustment to noninterest income of $1.0 million for the three months ended March 31, 2015. Several large loans paid off during the last twelve months resulting in a large decrease in the indemnification asset, and higher amortization expense during the three months ended March 31, 2015. At March 31, 2016, $1.9 million of the remaining indemnification asset is expected to be amortized and reported as a reduction of noninterest income over the next six months.

Old National has applied with the FDIC to terminate its loss sharing agreements. If agreed upon, the termination of the agreements would result in the elimination of the FDIC indemnification asset and all future gains and losses associated with the covered assets would then be recognized entirely by Old National since the FDIC would no longer be sharing in these gains and losses.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2016 totaled $98.4 million, a decrease of $17.8 million, or 15%, from $116.2 million for the three months ended March 31, 2015. The decrease was primarily due to lower salaries and benefits, occupancy expenses, and equipment expenses. In addition, the three months ended March 31, 2015 included $2.6 million of costs associated with branch divestitures, closures and consolidations. Acquisition and integration costs totaling $1.5 million were included in the three months ended March 31, 2016, compared to $4.0 million in the three months ended March 31, 2015.

Salaries and benefits is the largest component of noninterest expense. For the three months ended March 31, 2016, salaries and benefits decreased $12.7 million to $57.0 million when compared to $69.7 million for the three months ended March 31, 2015. The decrease in salaries and benefits for the three months ended March 31, 2016 reflected fewer employees in 2016 and lower hospitalization expense of $1.4 million. Severance expense related to early retirement offers and other workforce reductions totaling $4.4 million were included in the three months ended March 31, 2015. In March 2016, we sent to participants and beneficiaries a Notice of Intent to Terminate the Employee Retirement Plan, which has been frozen since December 31, 2005. We expect to record an estimated settlement loss of approximately $11 million to $14 million in the fourth quarter of 2016.

Occupancy expenses decreased $1.4 million to $12.8 million for the three months ended March 31, 2016 when compared to the three ended March 31, 2015 primarily due to fewer branch offices in 2016.

Equipment expense decreased $1.0 million for the three months ended March 31, 2016 when compared to the three months ended March 31, 2015 primarily due to lower depreciation expenses.

Data processing expense increased $0.5 million for the three months ended March 31, 2016 when compared to the three months ended March 31, 2015 primarily due to higher expenses related to upgrades in software and equipment.

Other expense was $3.9 million for the three months ended March 31, 2016, compared to $5.4 million for the three months ended March 31, 2015. The three months ended March 31, 2015 included $1.9 million of costs associated with branch divestitures, closures, and consolidations primarily due to asset impairments and lease termination settlements. In addition, charitable contributions decreased $0.8 million for the three months ended March 31, 2016 when compared to the three months ended March 31, 2015.

Provision for Income Taxes

We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The provision for income taxes, as a percentage of pre-tax income, was 26.4% for the three months ended March 31, 2016, compared to 30.6% for the three months ended March 31, 2015. In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at March 31, 2016 based on the current estimate of the effective annual rate. The lower effective tax rate during the three months ended March 31, 2016 when compared to the three months ended March 31, 2015 is the result of a decrease in the forecasted effective tax rate for 2016 as compared to 2015. In addition, in the first quarter of 2015, the valuation of the state deferred tax asset was reduced due to a change in state apportionment estimates related to the acquisition of Founders, resulting in a higher state income tax expense in 2015. See Note 17 to the consolidated financial statements for additional information.

FINANCIAL CONDITION

Overview

At March 31, 2016, our assets were $11.932 billion, a $19.0 million decrease compared to assets of $11.950 billion at March 31, 2015, and a $59.2 million decrease compared to assets of $11.992 billion at December 31, 2015. The decrease from December 31, 2015 to March 31, 2016 was primarily due to decreases in investment securities and cash and cash equivalents, partially offset by loan growth.

Earning Assets

Our earning assets are comprised of investment securities, portfolio loans, loans held for sale, money market investments, interest earning accounts with the Federal Reserve, and trading securities. Earning assets were $10.359 billion at March 31, 2016, a $16.3 million increase compared to earning assets of $10.343 billion at March 31, 2015, and a $111.9 million decrease compared to earning assets of $10.471 billion at December 31, 2015.

Investment Securities

We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements. However, we also have $14.6 million of 15- and 20-year fixed-rate mortgage-backed securities, $142.0 million of U.S. government-sponsored entity and agency securities, and $712.4 million of state and political subdivision securities in our held-to-maturity investment portfolio at March 31, 2016.

Trading securities, which consist of mutual funds held in a trust associated with deferred compensation plans for former Monroe Bancorp directors and executives, are recorded at fair value and totaled $3.7 million at March 31, 2016 compared to $4.0 million at March 31, 2015.

At March 31, 2016, the investment securities portfolio was $3.307 billion compared to $3.461 billion at March 31, 2015, a decrease of $153.2 million, or 4%. Investment securities decreased $73.1 million, or 2%, compared to December 31, 2015. Investment securities represented 32% of earning assets at March 31, 2016, compared to 33% at March 31, 2015, and 32% at December 31, 2015. Investment securities also decreased as a percentage of total earning assets due to a proportionately larger increase in loan balances. Stronger commercial loan demand in the future and management’s decision to deleverage the balance sheet could result in a reduction in the securities portfolio. As of March 31, 2016, Old National does not intend to sell any securities in an unrealized loss position and does not believe it will be required to sell such securities.

The investment securities available-for-sale portfolio had net unrealized gains of $10.9 million at March 31, 2016, compared to net unrealized gains of $14.3 million at March 31, 2015, and net unrealized losses of $5.8 million at December 31, 2015. Net unrealized gains (losses) improved from December 31, 2015 to March 31, 2016 due to a decline in interest rates and a change in the mix of investment securities.

The investment portfolio had an effective duration of 3.80 at March 31, 2016, compared to 3.74 at March 31, 2015, and 3.99 at December 31, 2015. Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates. Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage. The annualized average yields on investment securities, on a taxable equivalent basis, were 2.95% for the three months ended March 31, 2016, compared to 2.74% for the three months ended March 31, 2015, and 2.87% for the three months ended December 31, 2015.

Loans Held for Sale

Loans held for sale were $22.5 million at March 31, 2016, compared to $210.5 million at March 31, 2015 and $13.8 million at December 31, 2015. Included in loans held for sale at March 31, 2016 were $22.5 million of mortgage loans held for immediate sale in the secondary market. Included in loans held for sale at March 31, 2015 were $186.2 million of loans identified to be sold in connection with the southern Illinois and eastern Indiana branch divestitures, and $24.3 million of mortgage loans held for immediate sale in the secondary market. The mortgage loans are sold at or prior to origination at a contracted price to an outside investor on a best efforts basis and remain on the Company’s balance sheet for a short period of time (typically 30 to 60 days). These loans are sold without recourse and Old National has experienced no material losses. Mortgage originations are subject to volatility due to interest rates and home sales.

We have elected the fair value option under FASB ASC 825-10 (SFAS No. 159) for residential loans held for sale. The aggregate fair value exceeded the unpaid principal balance by $0.6 million as of March 31, 2016 and March 31, 2015. The aggregate fair value exceeded the unpaid principal balance by $0.2 million as of December 31, 2015.

During the fourth quarter of 2014, $197.9 million of loans were reclassified to loans held for sale at the lower of cost or fair value. When the branch divestitures closed during the third quarter of 2015, these loans were valued at $193.6 million, resulting in a gain of $0.1 million. At March 31, 2016, there were no loans held for sale under this arrangement. See Note 3 to the consolidated financial statements for additional information.

Commercial and Commercial Real Estate Loans

Commercial and commercial real estate loans, including covered loans, are the largest classification within earning assets, representing 36% of earning assets at March 31, 2016, compared to 34% at March 31, 2015, and 35% at December 31, 2015. At March 31, 2016, commercial and commercial real estate loans, including covered loans, were $3.716 billion, an increase of $183.6 million, or 5%, compared to March 31, 2015, and an increase of $31.8 million, or 1%, compared to December 31, 2015.

Residential Real Estate Loans

At March 31, 2016, residential real estate loans, including covered loans, held in our loan portfolio were $1.650 billion, an increase of $4.4 million compared to March 31, 2015, and a decrease of $11.3 million compared to December 31, 2015.

Consumer Loans

At March 31, 2016, consumer loans, including automobile loans, personal and home equity loans and lines of credit, and covered loans, increased $166.6 million, or 11%, compared to March 31, 2015, and increased $38.2 million, or 2%, from December 31, 2015.

Covered Assets

On July 29, 2011, Old National acquired the banking operations of Integra in an FDIC assisted transaction. We entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans, and OREO. Loans comprise the majority of the assets acquired and are subject to loss share agreements with the FDIC whereby Old National is indemnified against 80% of losses up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0% reimbursement, and 80% of losses in excess of $467.2 million with respect to covered assets. Our losses will not exceed $275.0 million.

Covered assets continue to decline as we work through these purchased credit impaired loans. Covered loans only represented 1% of total net loans at March 31, 2016. A summary of covered assets is presented below:

(dollars in thousands)	March 31, 2016	December 31, 2015
Loans, net of discount and allowance	$94,559	$106,650
Other real estate owned	6,503	4,904

Total covered assets	$101,062	$111,554

FDIC Indemnification Asset

Because the FDIC will reimburse Old National for losses incurred on certain acquired loans, an indemnification asset was recorded at fair value at the acquisition date. The indemnification asset is recognized at the same time as the indemnified loans, and measured on the same basis, subject to collectibility or contractual limitations. The indemnification asset, on the acquisition date, reflected the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties. Reimbursement claims are submitted to the FDIC and the receivable is reduced when the FDIC pays the claim. At March 31, 2016, the $7.7 million loss sharing asset is comprised of a $6.2 million FDIC indemnification asset and a $1.5 million FDIC loss share receivable. The loss share receivable represents actual incurred losses where reimbursement has not yet been received from the FDIC. The indemnification asset represents future cash flows we expect to collect from the FDIC under the loss sharing agreements and the amount related to the estimated improvements in cash flow expectations that are being amortized over the same period for which those improved cash flows are being accreted into income. At March 31, 2016, $4.3 million of the FDIC indemnification asset is related to expected indemnification payments and $1.9 million is expected to be amortized and reported in noninterest income as an offset to future accreted interest income. We currently expect the majority of the $1.9 million to be amortized over the next six months.

A summary of activity for the indemnification asset and loss share receivable is presented below:

(dollars in thousands)	2016	2015
Balance at January 1,	$9,030	$20,603
Adjustments not reflected in income:
Cash received from the FDIC	(877)	—
Other	205	389
Adjustments reflected in income:
(Amortization) accretion	(497)	(1,986)
Higher (lower) loan loss expectations	(33)	—
Impairment/(recovery) of value and net (gain)/loss on sales of other real estate	(125)	1,018

Balance at March 31,	$7,703	$20,024

Old National has applied with the FDIC to terminate its loss sharing agreements. If agreed upon, the termination of the agreements would result in the elimination of the FDIC indemnification asset and all future gains and losses associated with the covered assets would then be recognized entirely by Old National since the FDIC would no longer be sharing in these gains and losses.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets at March 31, 2016 totaled $617.1 million, a decrease of $14.5 million compared to $631.6 million at March 31, 2015, and a decrease of $2.9 million compared to $619.9 million at December 31, 2015. The decrease in goodwill and other intangible assets from March 31, 2015 to March 31, 2016 was primarily due to amortization expense of other intangible assets during the twelve month period.

Other Assets

Other assets decreased $27.6 million, or 11%, since March 31, 2015 primarily due to a decrease in deferred federal income taxes, partially offset by higher investments in community development projects.

Funding

Total funding, comprised of deposits and wholesale borrowings, was $10.251 billion at March 31, 2016, a decrease of $10.0 million from $10.261 billion at March 31, 2015, and a decrease of $70.0 million from $10.321 billion at December 31, 2015. Included in total funding were deposits of $8.589 billion at March 31, 2016, a decrease of $338.6 million, or 4%, compared to March 31, 2015, and an increase of $188.0 million, or 2%, compared to December 31, 2015. The decrease in total deposits from March 31, 2015 to March 31, 2016 reflected a $555.8 million reduction associated with our branch divestitures during the third quarter of 2015. Noninterest-bearing deposits decreased $62.0 million from March 31, 2015 to March 31, 2016. NOW deposits decreased $39.6 million from March 31, 2015 to March 31, 2016, while savings deposits decreased $113.2 million. Money market deposits decreased $75.7 million from March 31, 2015 to March 31, 2016, while time deposits decreased $48.2 million.

We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. At March 31, 2016, wholesale borrowings, including short-term borrowings and other borrowings, totaled $1.662 billion, an increase of $328.6 million, or 25%, from March 31, 2015, and a decrease of $258.1 million, or 13%, from December 31, 2015. Wholesale funding as a percentage of total funding was 16% at March 31, 2016, 13% at March 31, 2015, and 19% at December 31, 2015. The increase in wholesale funding from March 31, 2015 to March 31, 2016 was primarily due to an increase in Federal Home Loan Bank advances, which is reported in other borrowings.

Subsequent to quarter end, the Company entered into a $75.0 million revolving line of credit agreement. The 364 day revolving loan has a variable rate of interest priced at the one-month LIBOR plus 200 basis points. Currently, $50.0 million is outstanding on the loan.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities decreased $34.3 million, or 17%, from March 31, 2015 primarily due to a reduction in deferred gains on sale leaseback transactions due to the termination of certain leases during the fourth quarter of 2015, and the timing of investment securities purchases.

Capital

Shareholders’ equity totaled $1.509 billion at March 31, 2016, compared to $1.483 billion at March 31, 2015 and $1.491 billion at December 31, 2015. We paid cash dividends of $0.13 per share for the three months ended March 31, 2016, which reduced equity by $14.9 million. The change in unrealized gains (losses) on investment securities increased equity by $10.6 million during the three months ended March 31, 2016. The change in unrealized gains (losses) on cash flow hedges decreased equity by $6.1 million during the three months ended March 31, 2016.

Capital Adequacy

Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. Beginning in 2015, we are reflecting the new Basel III requirements in the tables below. At March 31, 2016, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of well-capitalized based on the most recent regulatory definition.

As of March 31, 2016, Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

	Fully Phased-In Regulatory Guidelines Minimum	March 31,		December 31, 2015
		2016	2015
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	8.63%	8.29%	8.54%
Common equity Tier 1 capital to risk-adjusted total assets	7.00	12.04	11.54	12.11
Tier 1 capital to risk-adjusted total assets	8.50	12.52	11.95	12.55
Total capital to risk-adjusted total assets	10.50	13.22	12.61	13.28
Shareholders’ equity to assets	N/A	12.64	12.41	12.44

N/A = not applicable

As of March 31, 2016, Old National Bank, Old National’s bank subsidiary, maintained a strong capital position as evidenced by the following comparisons of key industry ratios.

	Fully Phased-In Regulatory Guidelines Minimum		March 31,		December 31, 2015
		Well Capitalized Guidelines
			2016	2015
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	5.00%	9.34%	8.53%	9.11%
Common equity Tier 1 capital to risk-adjusted total assets	7.00	6.50	13.54	12.25	13.38
Tier 1 capital to risk-adjusted total assets	8.50	8.00	13.54	12.25	13.38
Total capital to risk-adjusted total assets	10.50	10.00	14.25	12.88	14.11

RISK MANAGEMENT

Overview

Old National has adopted a Risk Appetite Statement to enable the Board of Directors, Executive Leadership Group, and Senior Management to better assess, understand, and mitigate the risks of the Company. The Risk Appetite Statement addresses the following major risks: strategic, market, liquidity, credit, operational/technology, regulatory/compliance/legal, reputational, and human resources. Our Chief Risk Officer is independent of management and reports directly to the Chair of the Board’s Enterprise Risk Management Committee. The following discussion addresses three of these major risks: credit, market, and liquidity.

Credit Risk

Credit risk represents the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. Our primary credit risks result from our investment and lending activities.

Investment Activities

We carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral. At March 31, 2016, we had pooled trust preferred securities with a fair value of $8.0 million, or less than 1% of the available-for-sale securities portfolio. These securities remained classified as available-for-sale and at March 31, 2016, the unrealized loss on our pooled trust preferred securities was approximately $9.2 million. The fair value of these securities continues to improve as we get closer to maturity. There was no other-than-temporary-impairment recorded during the three months ended March 31, 2016 or 2015.

All of our mortgage-backed securities are backed by U.S. government-sponsored or federal agencies. Municipal bonds, corporate bonds, and other debt securities are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. See Note 6 to the consolidated financial statements for additional details about our investment security portfolio.

Counterparty Exposure

Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation. We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry. Old National manages exposure to counterparty risk in connection with its derivatives transactions by generally engaging in transactions with counterparties having ratings of at least A by Standard & Poor’s Rating Service or A2 by Moody’s Investors Service. Total credit exposure is monitored by counterparty, and managed within limits that management believes to be prudent. Old National’s net counterparty exposure was an asset of $410.6 million at March 31, 2016.

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

We lend primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling, and retailing. At March 31, 2016, we had no concentration of loans in any single industry exceeding 10% of our portfolio and had no exposure to foreign borrowers or sovereign debt. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Kentucky, and Michigan. We are experiencing a slow and gradual improvement in the economy of our principal markets. Management expects that trends in under-performing, criticized, and classified loans will be influenced by the degree to which the economy strengthens or weakens.

During the third quarter of 2011, Old National acquired the banking operations of Integra Bank in an FDIC assisted transaction. As of March 31, 2016, acquired loans totaled $112.1 million and there was $6.5 million of other real estate owned. The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans, and other real estate owned. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. At March 31, 2016, approximately $95.4 million of loans and $6.5 million of other real estate owned are covered by the loss sharing agreements. Under the terms of the loss sharing agreements, the FDIC will reimburse Old National for 80% of losses up to $275.0 million. Our losses will not exceed $275.0 million. These covered assets are included in our summary of under-performing, criticized, and classified assets found below.

Summary of under-performing, criticized, and classified assets:

	March 31,		December 31,
(dollars in thousands)	2016	2015	2015
Nonaccrual loans:
Commercial	$49,666	$51,683	$57,536
Commercial real estate	43,690	71,398	47,350
Residential real estate	14,215	14,422	14,953
Consumer	4,431	5,846	5,198
Covered loans (1)	5,864	12,543	7,336

Total nonaccrual loans (2)	117,866	155,892	132,373
Renegotiated loans not on nonaccrual:
Noncovered loans	14,022	12,376	14,147
Covered loans (1)	133	144	138
Past due loans (90 days or more and still accruing):
Commercial	—	—	565
Commercial real estate	80	—	—
Residential real estate	150	—	114
Consumer	127	127	227
Covered loans (1)	—	15	10

Total past due loans	357	142	916
Other real estate owned	7,019	8,482	7,594
Other real estate owned, covered (1)	6,503	7,084	4,904

Total under-performing assets	$145,900	$184,120	$160,072

Classified loans (includes nonaccrual, renegotiated, past due 90 days, and other problem loans)	$193,261	$239,026	$204,710
Classified loans, covered (1)	7,036	14,211	8,584
Other classified assets (3)	6,566	14,816	6,857
Criticized loans	130,948	183,930	132,898
Criticized loans, covered (1)	1,527	6,059	1,449

Total criticized and classified assets	$339,338	$458,042	$354,498

Asset Quality Ratios including covered assets:
Non-performing loans/total loans (4) (5)	1.88%	2.53%	2.11%
Under-performing assets/total loans and other real estate owned (4)	2.08	2.76	2.30
Under-performing assets/total assets	1.22	1.54	1.33
Allowance for loan losses/under-performing assets (6)	34.75	26.55	32.63
Allowance for loan losses/nonaccrual loans (2)	43.01	31.35	39.46

(1)	The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans and other real estate owned. At March 31, 2016, we expect 80% of any losses incurred on these covered assets to be reimbursed to Old National by the FDIC.
(2)	Includes purchased credit impaired loans of approximately $11.8 million at March 31, 2016, $38.2 million at March 31, 2015, and $15.9 million at December 31, 2015 that are categorized as nonaccrual because the collection of principal or interest is doubtful. These loans are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.
(3)	Includes 2 pooled trust preferred securities, 2 corporate securities, and 1 insurance policy at March 31, 2016.
(4)	Loans exclude loans held for sale.
(5)	Non-performing loans include nonaccrual and renegotiated loans.
(6)	Because the acquired loans were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date.

Under-performing assets totaled $145.9 million at March 31, 2016, compared to $184.1 million at March 31, 2015 and $160.1 million at December 31, 2015. Under-performing assets as a percentage of total loans and other real estate owned at March 31, 2016 were 2.08%, a decrease of 68 basis points from 2.76% at March 31, 2015 and a decrease of 22 basis points from 2.30% at December 31, 2015. At March 31, 2016, under-performing assets related to covered assets acquired in the Integra Bank acquisition were approximately $12.5 million, which included $5.9 million of nonaccrual loans, $0.1 million of renegotiated loans, and $6.5 million of other real estate owned. The nonaccrual covered loans are categorized in this manner because the collection of principal or interest is doubtful. However, they are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

Nonaccrual loans were $117.9 million at March 31, 2016, compared to $155.9 million at March 31, 2015 and $132.4 million at December 31, 2015. Nonaccrual loans decreased from March 31, 2015 primarily due to decreases in nonaccrual commercial real estate loans and acquired covered nonaccrual loans. As a percentage of nonaccrual loans, the allowance for loan losses was 43.01% at March 31, 2016, compared to 31.35% at March 31, 2015 and 39.46% at December 31, 2015. Purchased credit impaired loans that were included in the nonaccrual category because the collection of principal or interest is doubtful totaled $11.8 million at March 31, 2016, compared to $38.2 million at March 31, 2015 and $15.9 million at December 31, 2015. However, they are accounted for under FASB ASC 310-30 and accordingly treated as performing assets. We would expect our nonaccrual loans to remain at elevated levels until management can work through and resolve these purchased credit impaired loans.

Total criticized and classified assets were $339.3 million at March 31, 2016, a decrease of $118.7 million from March 31, 2015, and a decrease of $15.2 million from December 31, 2015. Other classified assets include investment securities that fell below investment grade rating totaling $6.6 million at March 31, 2016, compared to $14.8 million at March 31, 2015 and $6.9 million at December 31, 2015.

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

If we are unable to resolve a nonperforming loan issue, the credit will be charged off when it is apparent there will be a loss. For large commercial type loans, each relationship is individually analyzed for evidence of apparent loss based on quantitative benchmarks or subjectively based upon certain events or particular circumstances. Old National charges off small commercial loans scored through our small business credit center with contractual balances under $250,000 that have been placed on nonaccrual status or became 90 days or more delinquent, without regard to the collateral position. For residential and consumer loans, a charge off is recorded at the time foreclosure is initiated or when the loan becomes 120 to 180 days past due, whichever is earlier.

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

At March 31, 2016, our TDRs consisted of $20.5 million of commercial loans, $23.0 million of commercial real estate loans, $2.5 million of residential loans, and $3.7 million of consumer loans totaling $49.7 million. Approximately $35.7 million of the TDRs at March 31, 2016 were included with nonaccrual loans. At December 31, 2015, our TDRs consisted of $23.4 million of commercial loans, $14.6 million of commercial real estate loans, $2.7 million of residential loans, and $3.6 million of consumer loans totaling $44.3 million. Approximately $30.0 million of the TDRs at December 31, 2015 were included with nonaccrual loans.

Old National has allocated specific reserves to customers whose loan terms have been modified in TDRs totaling $4.4 million as of March 31, 2016 and $2.3 million of December 31, 2015. As of March 31, 2016, Old National had committed to lend an additional $2.8 million to customers with outstanding loans that are classified as TDRs.

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

Purchased credit impaired (“PCI”) loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition. If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually. If the purchased credit impaired loan is being accounted for as part of a pool, it will not be removed from the pool. As of March 31, 2016, it has not been necessary to remove any loans from PCI accounting.

In general, once a modified loan is considered a TDR, the loan will always be considered a TDR, and therefore impaired, until it is paid in full, otherwise settled, sold, or charged off. However, recent guidance also permits for loans to be removed from TDR status when subsequently restructured under these circumstances: (1) at the time of the subsequent restructuring, the borrower is not experiencing financial difficulties, and this is documented by a current credit evaluation at the time of the restructuring, (2) under the terms of the subsequent restructuring agreement, the institution has granted no concession to the borrower; and (3) the subsequent restructuring agreement includes market terms that are no less favorable than those that would be offered for a comparable new loan. For loans subsequently restructured that have cumulative principal forgiveness, the loan should continue to be measured in accordance with ASC 310-10, “Receivables – Overall”. However, consistent with ASC 310-40-50-2, “Troubled Debt Restructurings by Creditors, Creditor Disclosure of Troubled Debt Restructurings,” the loan would not be required to be reported in the years following the restructuring if the subsequent restructuring meets both of these criteria: (1) has an interest rate at the time of the subsequent restructuring that is not less than a market interest rate; and (2) is performing in compliance with its modified terms after the subsequent restructuring.

Allowance for Loan Losses and Reserve for Unfunded Commitments

Loan charge-offs, net of recoveries, totaled $1.6 million for the three months ended March 31, 2016, compared to $(1.0) million for the three months ended March 31, 2015. Annualized, net charge-offs (recoveries) to average loans were 0.09% for the three months ended March 31, 2016 compared to (0.06)% for the three months ended March 31, 2015. Management will continue its efforts to reduce the level of non-performing loans and may consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for loan losses.

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

At March 31, 2016, the allowance for loan losses was $50.7 million, an increase of $1.8 million compared to $48.9 million at March 31, 2015, and a decrease of $1.5 million compared to $52.2 million at December 31, 2015. The decrease in the allowance for loan losses from December 31, 2015 to March 31, 2016 was primarily due to an improvement in commercial loan loss rates, partially offset by higher commercial loan volume. Over the last twelve months, charge-offs have remained low. Continued loan growth in future periods could result in an increase in provision expense. As a percentage of total loans excluding loans held for sale, the allowance was 0.72% at March 31, 2016, compared to 0.73% at March 31, 2015, and 0.75% at December 31, 2015.

Because the acquired loans were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date. We would expect that as the fair value mark is accreted into income over future periods, a reserve will be established to absorb credit deterioration or adverse changes in expected cash flows. At March 31, 2016, $1.5 million had been reserved for these purchased credits.

The following table provides additional details of the following components of the allowance for loan losses at March 31, 2016, including FAS 5/ASC 450 (Accounting for Contingencies), FAS 114/ASC 310-40 (Accounting by Creditors for Impairment of a Loan) and SOP 03-3/ASC 310-30 (Accounting for Certain Loans or Debt Securities Acquired in a Transfer):

			Purchased Loans
	Legacy		Covered			Non-covered
(dollars in thousands)	FAS 5	FAS 114	FAS 5	FAS 114	SOP 03-3	FAS 5	FAS 114	SOP 03-3
Loan balance	$5,801,245	$60,753	$52,313	$3,927	$39,163	$991,554	$29,364	$28,755
Remaining purchase discount	—	—	1,957	—	12,038	48,515	8,501	23,908
Allowance, January 1, 2016	$39,300	$10,961	$86	$355	$496	$—	$172	$863
Charge-offs	(1,198)	(1,480)	(70)	—	(253)	(834)	(8)	(99)
Recoveries	205	1,332	19	25	126	201	159	251
Provision expense	822	(733)	44	(148)	164	633	(151)	(540)

Allowance, March 31, 2016	$39,129	$10,080	$79	$232	$533	$—	$172	$475

We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. The reserve for unfunded loan commitments is classified as a liability account on the balance sheet and totaled $4.0 million at March 31, 2016, compared to $3.6 million at December 31, 2015.

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

The following table illustrates our projected net interest income sensitivity over a two year cumulative horizon based on the asset/liability model as of March 31, 2016 and 2015:

	Immediate
	Rate Decrease		Immediate Rate Increase
	-50		+100	+200	+300
(dollars in thousands)	Basis Points	Base	Basis Points	Basis Points	Basis Points
March 31, 2016
Projected interest income:
Money market, other interest earning investments, and investment securities	$196,212	$208,192	$222,453	$235,244	$246,844
Loans	476,697	509,871	577,215	642,914	707,455

Total interest income	672,909	718,063	799,668	878,158	954,299

Projected interest expense:
Deposits	15,642	26,937	73,952	120,967	167,983
Borrowings	48,115	55,219	72,957	90,696	108,434

Total interest expense	63,757	82,156	146,909	211,663	276,417

Net interest income	$609,152	$635,907	$652,759	$666,495	$677,882

Change from base	$(26,755)		$16,852	$30,588	$41,975
% change from base	-4.21%		2.65%	4.81%	6.60%
March 31, 2015
Projected interest income:
Money market, other interest earning investments, and investment securities	$193,543	$205,178	$222,373	$236,233	$248,342
Loans	483,103	502,821	566,544	629,952	692,094

Total interest income	676,646	707,999	788,917	866,185	940,436

Projected interest expense:
Deposits	19,739	30,510	80,913	131,317	181,720
Borrowings	41,948	44,220	55,943	67,667	79,390

Total interest expense	61,687	74,730	136,856	198,984	261,110

Net interest income	$614,959	$633,269	$652,061	$667,201	$679,326

Change from base	$(18,310)		$18,792	$33,932	$46,057
% change from base	-2.89%		2.97%	5.36%	7.27%

Our asset sensitivity decreased marginally year over year primarily due to changes in our balance sheet mix resulting from the Founders acquisition in January 2015, as well as branch divestitures in August 2015. Our asset sensitivity also decreased year over year due to a greater reliance on wholesale funding to fund the branch divestitures and a generally lower level of other core deposits. We use derivative instruments to mitigate interest rate risk, including certain cash flow hedges on variable-rate debt with a notional amount of $725 million at March 31, 2016.

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

Because the models are driven by expected behavior in various interest rate scenarios and many factors besides market interest rates affect our net interest income, we recognize that model outputs are not guarantees of actual results. For this reason, we model many different combinations of interest rates and balance sheet assumptions to understand our overall sensitivity to market interest rate changes, including shocks, yield curve flattening, yield curve steepening, as well as forecasts of likely interest rate scenarios. As of March 31, 2016, our projected net interest income sensitivity based on the asset/liability models we utilize was within the limits of the Company’s interest rate risk policy for the scenarios tested.

We use derivatives, primarily interest rate swaps, as one method to manage interest rate risk in the ordinary course of business. We also provide derivatives to our commercial customers in connection with managing interest rate risk. Our derivatives had an estimated fair value loss of $19.7 million at March 31, 2016, compared to an estimated fair value loss of $11.0 million at December 31, 2015. See Note 18 to the consolidated financial statements for further discussion of derivative financial instruments.

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

A time deposit maturity schedule for Old National Bank is shown in the following table for March 31, 2016.

(dollars in thousands)
Maturity Bucket	Amount	Rate
2016	$488,840	1.08%
2017	298,524	0.65
2018	125,699	1.08
2019	66,225	1.44
2020	73,242	1.80
2021 and beyond	33,317	1.31

Total	$1,085,847	1.04%

Our ability to acquire funding at competitive prices is influenced by rating agencies’ views of our credit quality, liquidity, capital, and earnings. All of the rating agencies place us in an investment grade that indicates a low risk of default. For both Old National and Old National Bank:

•	Moody’s Investor Service confirmed the Long-Term Rating of A3 of Old National Bancorp’s senior unsecured/issuer rating on May 2, 2016.

•	Moody’s Investor Service confirmed Old National Bank’s long-term deposit rating of Aa3 on May 2, 2016. The bank’s short-term deposit rating was affirmed at P-1 and the bank’s issuer rating was confirmed at A3.

The rating outlook from Moody’s Investor Service is now stable. The rating actions on May 2, 2016 conclude the rating review initiated by Moody’s Investor Service on January 14, 2016.

The credit ratings of Old National and Old National Bank at March 31, 2016, are shown in the following table.

Moody’s Investor Service
	Long-term	Short-term
Old National Bancorp	A3	N/A
Old National Bank	Aa3	P-1

N/A = not applicable

Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well. As of March 31, 2016, Old National Bancorp and its subsidiaries had the following availability of liquid funds and borrowings:

	Parent
(dollars in thousands)	Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$25,444	$150,114
Unencumbered government-issued debt securities	—	1,000,971
Unencumbered investment grade municipal securities	—	465,972
Unencumbered corporate securities	—	87,082
Availability of borrowings:
Amount available from Federal Reserve discount window*	—	455,304
Amount available from Federal Home Loan Bank Indianapolis*	—	547,779

Total available funds	$25,444	$2,707,222

*	Based on collateral pledged

The Parent Company (Old National Bancorp) has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows, and funds used for acquisitions. The Parent Company can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit, and through the issuance of debt securities. Additionally, the Parent Company has a shelf registration in place with the Securities and Exchange Commission permitting ready access to the public debt and equity markets. At March 31, 2016, the Parent Company’s other borrowings outstanding were $214.4 million.

Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years. Prior regulatory approval to pay dividends was not required in 2015 or 2016 and is not currently required.

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.770 billion and standby letters of credit of $59.2 million at March 31, 2016. At March 31, 2016, approximately $1.686 billion of the loan commitments had fixed rates and $84.0 million had floating rates, with the floating rates ranging from 0% to 25%. At December 31, 2015, loan commitments were $1.746 billion and standby letters of credit were $62.6 million. The term of these off-balance sheet arrangements is typically one year or less.

Old National entered into a risk participation in an interest rate swap during the second quarter of 2007, which had a notional amount of $7.2 million at March 31, 2016. Old National entered into an additional risk participation in an interest rate swap during the third quarter of 2014, which had a notional amount of $11.4 million at March 31, 2016.

CONTRACTUAL OBLIGATIONS

The following table presents our significant fixed and determinable contractual obligations at March 31, 2016:

	Payments Due In
	One Year	One to	Three to	Over
(dollars in thousands)	or Less (1)	Three Years	Five Years	Five Years	Total
Deposits without stated maturity	$7,503,048	$—	$—	$—	$7,503,048
IRAs, consumer, and brokered certificates of deposit	488,840	424,223	139,468	33,316	1,085,847
Short-term borrowings	494,380	—	—	—	494,380
Other borrowings	417,338	291,052	52,958	406,463	1,167,811
Fixed interest payments (2)	12,150	27,477	23,700	54,201	117,528
Operating leases	21,334	55,242	51,511	209,897	337,984
Other long-term liabilities (3)	29	—	—	—	29

(1)	For the remaining nine months of fiscal 2016.
(2)	Our senior notes, subordinated notes, certain trust preferred securities, and certain Federal Home Loan Bank advances have fixed-rates ranging from 0.56% to 6.76%. All of our other long-term debt is at LIBOR based variable-rates at March 31, 2016. The projected variable interest assumes no increase in LIBOR rates from March 31, 2016.
(3)	Amount expected to be contributed to the pension plans in 2016. Amounts for 2017 and beyond are unknown at this time.

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

In addition, liabilities recorded under FASB ASC 740-10 (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109) are not included in the table because the amount and timing of any cash payments cannot be reasonably estimated. Further discussion of income taxes and liabilities recorded under FASB ASC 740-10 is included in Note 14 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2015.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. Certain accounting policies require management to use significant judgment and estimates, which can have a material impact on the carrying value of certain assets and liabilities. We consider these policies to be critical accounting policies. The judgment and assumptions made are based upon historical experience or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgment and assumptions, actual results could differ from estimates, which could have a material effect on our financial condition and results of operations.

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

•	Judgments and Uncertainties. We utilize a probability of default (“PD”)/loss given default (“LGD”) model as a tool to determine the adequacy of the allowance for loan losses for performing commercial and commercial real estate loans. The PD is forecast using a transition matrix to determine the likelihood of a customer’s asset quality rating (“AQR”) migrating from its current AQR to any other status within the time horizon. Transition rates are measured using Old National’s own historical experience. The model assumes that recent historical transition rates will continue into the future. The LGD is defined as credit loss incurred when an obligor of the bank defaults. The sum of all net charge-offs for a particular portfolio segment are divided by all loans that have defaulted over a given period of time. The expected loss derived from the model considers the PD, LGD, and exposure at default. Additionally, qualitative factors, such as changes in lending policies or procedures, and economic business conditions are also considered.

We use historic loss ratios adjusted for economic conditions to determine the appropriate level of allowance for residential real estate and consumer loans.

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

Management’s analysis of probable losses in the portfolio at March 31, 2016, resulted in a range for allowance for loan losses of $13.7 million. The range pertains to general (FASB ASC 310, Receivables/SFAS 5) reserves for both retail and performing commercial loans. Specific (FASB ASC 310, Receivables/SFAS 114) reserves do not have a range of probable loss. Due to the risks and uncertainty associated with the economy and our projection of FAS 5 loss rates inherent in the portfolio, we establish a range of probable outcomes (a high-end estimate and a low-end estimate) and evaluate our position within this range. The potential effect to net income based on our position in the range relative to the high and low endpoints is a decrease of $1.8 million and an increase of $7.2 million, respectively, after taking into account the tax effects. These sensitivities are hypothetical and are not intended to represent actual results.

Derivative Financial Instruments

•	Description. As part of our overall interest rate risk management, we use derivative instruments to reduce exposure to changes in interest rates and market prices for financial instruments. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of derivative financial instruments and hedged items. To the extent hedging relationships are found to be effective, as determined by FASB ASC 815 (SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities) (“ASC Topic 815”), changes in fair value of the derivatives are offset by changes in the fair value of the related hedged item or recorded to other comprehensive income. Management believes hedge effectiveness is evaluated properly in preparation of the financial statements. All of the derivative financial instruments we use have an active market and indications of fair value can be readily obtained. We are not using the “short-cut” method of accounting for any fair value derivatives.

•	Judgments and Uncertainties. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of derivative financial instruments and hedged items.

•	Effect if Actual Results Differ From Assumptions. To the extent hedging relationships are found to be effective, as determined by ASC Topic 815, changes in fair value of the derivatives are offset by changes in the fair value of the related hedged item or recorded to other comprehensive income. However, if in the future the derivative financial instruments used by us no longer qualify for hedge accounting treatment, all changes in fair value of the derivative would flow through the consolidated statements of income in other noninterest income, resulting in greater volatility in our earnings.

Income Taxes

•	Description. We are subject to the income tax laws of the U.S., its states, and the municipalities in which we operate. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. We review income tax expense and the carrying value of deferred tax assets quarterly; and as new information becomes available, the balances are adjusted as appropriate. FASB ASC 740-10 (FIN 48) prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. See Note 14 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2015 for a further description of our provision and related income tax assets and liabilities.

•	Judgments and Uncertainties. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws. We must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be subject to review/adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon examination or audit.

•	Effect if Actual Results Differ From Assumptions. Although management believes that the judgments and estimates used are reasonable, actual results could differ and we may be exposed to losses or gains that could be material. To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement would result in a reduction in our effective income tax rate in the period of resolution.

Valuation of Securities

•	Description. The fair value of our securities is determined with reference to price estimates. In the absence of observable market inputs related to items such as cash flow assumptions or adjustments to market rates, management judgment is used. Different judgments and assumptions used in pricing could result in different estimates of value.

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

See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk and Liquidity Risk.

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

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number
			of Shares
	Total	Average	Purchased as	Maximum Number of
	Number	Price	Part of Publicly	Shares that May Yet
	of Shares	Paid Per	Announced Plans	Be Purchased Under
Period	Purchased	Share	or Programs	the Plans or Programs
01/01/16 - 01/31/16	5,739	$12.46	—	—
02/01/16 - 02/29/16	26,556	11.67	—	—
03/01/16 - 03/31/16	—	—	—	—

Quarter-to-date 03/31/16	32,295	$11.81	—	—

The Board of Directors did not authorize a new stock repurchase plan for 2016. During the three months ended March 31, 2016, Old National repurchased a limited number of shares associated with employee share-based incentive programs.

ITEM 5.	OTHER INFORMATION

(a)	None

(b)	There have been no material changes in the procedure by which security holders recommend nominees to the Company’s board of directors.

ITEM 6.	EXHIBITS

Exhibit No.	Description

2.1	Purchase and Assumption Agreement Whole Bank All Deposits, among Federal Deposit Insurance Corporation, receiver of Integra Bank National Association, Evansville, Indiana, the Federal Deposit Insurance Corporation and Old National Bank, dated July 29, 2011 (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2011).

2.2	Agreement and Plan of Merger dated as of July 25, 2014 by and between Old National Bancorp and Founders Financial Corporation (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2014).

2.3	Agreement and Plan of Merger dated as of January 11, 2016 by and between Old National Bancorp and Anchor BanCorp Wisconsin Inc. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2016).

3.1	Third Amended and Restated Articles of Incorporation of Old National, amended October 25, 2013 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2013).

Exhibit No.	Description

3.2	Amended and Restated By-Laws of Old National Bancorp, amended July 24, 2014 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2014).

4.1	Senior Indenture between Old National and The Bank of New York Trust Company (as successor to J.P. Morgan Trust Company, National Association (as successor to Bank One, NA)), as trustee, dated as of July 23, 1997 (incorporated by reference to Exhibit 4.3 to Old National’s Registration Statement on Form S-3, Registration No. 333-118374, filed with the Securities and Exchange Commission on December 2, 2004).

4.2	Form of Indenture between Old National and J.P. Morgan Trust Company, National Association (as successor to Bank One, NA), as trustee (incorporated by reference to Exhibit 4.1 to Old National’s Registration Statement on Form S-3, Registration No. 333-87573, filed with the Securities and Exchange Commission on September 22, 1999).

4.3	Second Indenture Supplement, dated as of August 15, 2014, between Old National and The Bank of New York Mellon Trust Company, N.A., as trustee, providing for the issuance of its 4.125% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2014).

4.4	Form of 4.125% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2014).

10.1	Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(a) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.2	Second Amendment to the Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(b) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.3	2005 Directors Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(c) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.4	Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(d) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.5	Second Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(e) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.6	Third Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(f) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.7	2005 Executive Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(g) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

Exhibit No.	Description

10.8	Summary of Old National Bancorp’s Outside Director Compensation Program (incorporated by reference to Old National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*

10.9	Form of Executive Stock Option Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(h) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10.10	Form of 2006 Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

10.11	Form of 2007 Non-qualified Stock Option Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(y) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.12	Lease Agreement, dated December 20, 2006 between ONB One Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(aa) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.13	Lease Agreement, dated December 20, 2006 between ONB 123 Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(ab) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.14	Lease Agreement, dated December 20, 2006 between ONB 4th Street Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(ac) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.15	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord#1, LLC, and Old National Bank (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.16	Lease Supplement No. 1 dated September 19, 2007, by and between ONB CTL Portfolio Landlord#1, LLC, Old National Bank and ONB Insurance Group, Inc. (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.17	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord#3, LLC, and Old National Bank (incorporated by reference to Exhibit 99.5 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.18	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord#5, LLC, and Old National Bank (incorporated by reference to Exhibit 99.7 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.19	Form of Lease Agreement dated October 19, 2007 entered into by affiliates of Old National Bancorp and affiliates of SunTrust Equity Funding, LLC (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2007).

10.20	Form of Lease Agreement dated December 27, 2007 entered into by affiliates of Old National Bancorp and affiliates of SunTrust Equity Funding, LLC (as incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2007).

10.21	Form of 2008 Non-qualified Stock Option Award Agreement (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

Exhibit No.	Description

10.22	Old National Bancorp Code of Conduct (incorporated by reference to Exhibit 14.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2008).

10.23	Form of 2009 Executive Stock Option Agreement between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

10.24	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-161394 filed with the Securities and Exchange Commission on August 17, 2009).

10.25	Form of Employment Agreement for Robert G. Jones (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2011).*

10.26	Form of Employment Agreement for Christopher A. Wolking and Daryl D. Moore (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2011).*

10.27	Employment Agreement for James A. Sandgren (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2014).*

10.28	Form of Amended Severance/Change of Control Agreement for Jeffrey L. Knight (incorporated by reference to Exhibit 10(bb) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.29	Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Appendix I of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2012).*

10.30	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-183344 filed with the Securities and Exchange Commission on August 16, 2012).

10.31	Form of 2014 Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(ap) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.32	Form of 2014 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(aq) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.33	Voting Agreement by and among directors of Founders Financial Corporation (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2014).

10.34	Form of 2015 Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(au) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2014).*

10.35	Form of 2015 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(av) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2014).*

Exhibit No.	Description

10.36	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-206352 filed with the Securities and Exchange Commission on August 13, 2015).

10.37	Purchase and Sale Agreement dated October 2, 2015, by and between ONB CTL Portfolio Landlord#2, LLC, and Old National Bank (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2015).

10.38	Purchase and Sale Agreement dated October 2, 2015, by and between ONB CTL Portfolio Landlord#4, LLC, and Old National Bank (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2015).

10.39	Purchase and Sale Agreement dated October 6, 2015, by and between Bubeck LLC, and Old National Bank (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2015).

10.40	Purchase and Sale Agreement dated October 6, 2015, by and between North Main Bank LLC, and Old National Bank (incorporated by reference to Exhibit 99.4 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2015).

10.41	Purchase and Sale Agreement dated October 6, 2015, by and between Bubeck LLC, and Old National Bank (incorporated by reference to Exhibit 99.5 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2015).

10.42	Voting Agreement by and among directors of Anchor BanCorp Wisconsin Inc. (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2016).

10.43	Form of 2016 Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(av) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2015).*

10.44	Form of 2016 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(aw) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2015).*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Old National Bancorp’s Form 10-Q Report for the quarterly period ended March 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement

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

Date: May 6, 2016