Form 10-Q
period 2016-06-30
OLD NATIONAL BANCORP /IN/
filed 2016-08-05
CIK 707179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The Registrant has one class of common stock (no par value) with 135,005,000 shares outstanding at June 30, 2016.

OLD NATIONAL BANCORP

FORM 10-Q

OLD NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,	June 30,
(dollars and shares in thousands, except per share data)	2016	2015	2015
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$205,973	$91,311	$178,985
Money market and other interest-earning investments	61,947	128,507	16,228

Total cash and cash equivalents	267,920	219,818	195,213
Trading securities - at fair value	4,838	3,941	3,995
Investment securities - available-for-sale, at fair value:
U.S. Treasury	12,269	12,150	12,171
U.S. government-sponsored entities and agencies	540,775	613,550	695,074
Mortgage-backed securities	1,336,605	1,066,361	1,104,145
States and political subdivisions	417,163	387,296	388,039
Other securities	342,089	338,864	373,092

Total investment securities - available-for-sale	2,648,901	2,418,221	2,572,521
Investment securities - held-to-maturity, at amortized cost (fair value $939,855; $929,417; and $867,345, respectively)	865,957	872,111	823,255
Federal Home Loan Bank/Federal Reserve Bank stock, at cost	90,742	86,146	71,669
Loans held for sale ($44,422; $13,810; and $20,287, respectively at fair value)	44,422	13,810	217,667
Loans:
Commercial	1,893,700	1,804,615	1,775,954
Commercial real estate	2,943,525	1,847,821	1,767,341
Residential real estate	2,099,770	1,644,614	1,622,819
Consumer credit, net of unearned income	1,893,163	1,543,768	1,464,541
Covered loans, net of discount	—	107,587	135,407

Total loans	8,830,158	6,948,405	6,766,062
Allowance for loan losses	(51,804)	(51,296)	(48,479)
Allowance for loan losses - covered loans	—	(937)	(1,712)

Net loans	8,778,354	6,896,172	6,715,871

FDIC indemnification asset	—	9,030	16,475
Premises and equipment, net	231,656	196,676	131,336
Accrued interest receivable	79,536	69,098	66,605
Goodwill	655,523	584,634	588,464
Other intangible assets	44,237	35,308	40,996
Company-owned life insurance	350,193	341,294	337,802
Net deferred tax assets	179,448	109,984	127,622
Loan servicing rights	25,756	10,468	10,027
Assets held for sale	4,867	5,679	9,886
Other real estate owned and repossessed personal property	24,254	7,594	9,388
Other real estate owned - covered	—	4,904	4,753
Other assets	123,658	106,639	130,859

Total assets	$14,420,262	$11,991,527	$12,074,404

Liabilities
Deposits:
Noninterest-bearing demand	$2,883,917	$2,488,855	$2,557,665
Interest-bearing:
NOW	2,456,963	2,133,536	2,213,862
Savings	2,616,365	2,201,352	2,352,916
Money market	1,015,336	577,050	602,287
Time	1,479,021	1,000,067	1,082,840

Total deposits	10,451,602	8,400,860	8,809,570
Short-term borrowings	567,659	628,499	530,377
Other borrowings	1,367,896	1,291,747	1,067,993
Accrued expenses and other liabilities	221,988	179,251	209,741

Total liabilities	12,609,145	10,500,357	10,617,681

Shareholders’ Equity
Preferred stock, 2,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $1.00 per share stated value, 300,000 shares authorized, 135,005; 114,297; and 115,205 shares issued and outstanding, respectively	135,005	114,297	115,205
Capital surplus	1,342,393	1,087,911	1,098,384
Retained earnings	357,336	323,759	281,196
Accumulated other comprehensive income (loss), net of tax	(23,617)	(34,797)	(38,062)

Total shareholders’ equity	1,811,117	1,491,170	1,456,723

Total liabilities and shareholders’ equity	$14,420,262	$11,991,527	$12,074,404

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars and shares in thousands, except per share data)	2016	2015	2016	2015
Interest Income
Loans including fees:
Taxable	$86,527	$76,579	$158,099	$151,538
Nontaxable	2,991	2,818	5,995	5,761
Investment securities:
Taxable	13,585	14,292	27,307	29,018
Nontaxable	7,119	6,267	14,101	12,227
Money market and other interest-earning investments	21	8	70	14

Total interest income	110,243	99,964	205,572	198,558

Interest Expense
Deposits	4,254	3,531	7,747	7,094
Short-term borrowings	410	112	592	208
Other borrowings	6,239	4,224	12,250	8,166

Total interest expense	10,903	7,867	20,589	15,468

Net interest income	99,340	92,097	184,983	183,090
Provision for loan losses	1,319	2,271	1,410	2,272

Net interest income after provision for loan losses	98,021	89,826	183,573	180,818

Noninterest Income
Wealth management fees	9,355	9,443	17,476	17,963
Service charges on deposit accounts	10,437	11,278	20,076	22,323
Debit card and ATM fees	4,471	7,075	8,256	13,807
Mortgage banking revenue	5,203	4,262	8,123	7,225
Insurance premiums and commissions	7,122	10,172	20,243	22,285
Investment product fees	4,724	4,719	8,629	9,122
Company-owned life insurance	2,080	2,193	4,118	4,345
Net securities gains	1,856	512	2,962	3,195
Recognition of deferred gain on sale leaseback transactions	1,038	1,468	2,090	2,992
Gain on sale of ONB Insurance Group, Inc.	41,864	—	41,864	—
Change in FDIC indemnification asset	888	(1,541)	233	(2,509)
Other income	4,347	5,398	8,766	9,526

Total noninterest income	93,385	54,979	142,836	110,274

Noninterest Expense
Salaries and employee benefits	62,715	59,248	119,687	128,942
Occupancy	13,568	14,141	26,412	28,434
Equipment	3,316	3,446	6,209	7,350
Marketing	5,111	3,678	7,597	5,914
Data processing	8,676	8,077	15,799	14,667
Communication	2,535	2,435	4,399	5,179
Professional fees	5,181	3,381	8,549	6,513
Loan expense	2,123	1,816	3,456	3,142
Supplies	598	581	1,181	1,265
FDIC assessment	2,030	1,972	3,949	3,857
Other real estate owned expense	2,099	476	2,523	1,637
Amortization of intangibles	3,365	2,977	6,012	6,058
Other expense	10,155	7,462	14,054	12,888

Total noninterest expense	121,472	109,690	219,827	225,846

Income before income taxes	69,934	35,115	106,582	65,246
Income tax expense	30,812	8,959	40,483	18,184

Net income	$39,122	$26,156	$66,099	$47,062

Net income per common share - basic	$0.31	$0.22	$0.55	$0.40
Net income per common share - diluted	0.31	0.22	0.55	0.40

Weighted average number of common shares outstanding - basic	127,508	115,732	120,753	117,128
Weighted average number of common shares outstanding - diluted	127,973	116,223	121,273	117,634

Dividends per common share	$0.13	$0.12	$0.26	$0.24

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Net income	$39,122	$26,156	$66,099	$47,062

Other comprehensive income (loss):

Change in securities available-for-sale:
Unrealized holding gains (losses) for the period	12,671	(26,234)	30,528	(7,928)
Reclassification adjustment for securities gains realized in income	(1,856)	(512)	(2,962)	(3,195)
Income tax effect	(3,809)	9,716	(9,977)	3,920

Unrealized gains (losses) on available-for-sale securities	7,006	(17,030)	17,589	(7,203)

Change in securities held-to-maturity:
Amortization of fair value for securities held-to-maturity previously recognized into accumulated other comprehensive income	466	430	931	767
Income tax effect	(159)	(147)	(318)	(81)

Changes from securities held-to-maturity	307	283	613	686

Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	(4,483)	3,557	(15,613)	(2,071)
Reclassification adjustment for losses realized in net income	1,585	439	2,858	625
Income tax effect	1,101	(1,519)	4,847	549

Changes from cash flow hedges	(1,797)	2,477	(7,908)	(897)

Defined benefit pension plans:
Amortization of net loss recognized in income	730	725	1,430	1,463
Income tax effect	(278)	(275)	(544)	(556)

Changes from defined benefit pension plans	452	450	886	907

Other comprehensive income (loss), net of tax	5,968	(13,820)	11,180	(6,507)

Comprehensive income	$45,090	$12,336	$77,279	$40,555

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(dollars in thousands)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2014	$116,847	$1,118,292	$262,180	$(31,555)	$1,465,764
Net income	—	—	47,062	—	47,062
Other comprehensive loss	—	—	—	(6,507)	(6,507)
Acquisition - Founders Financial Corporation	3,402	47,224	—	—	50,626
Dividends - common stock	—	—	(28,065)	—	(28,065)
Common stock issued	14	178	—	—	192
Common stock repurchased	(5,385)	(69,209)	—	—	(74,594)
Stock based compensation expense	—	2,236	—	—	2,236
Stock activity under incentive compensation plans	327	(337)	19	—	9

Balance at June 30, 2015	$115,205	$1,098,384	$281,196	$(38,062)	$1,456,723

Balance at December 31, 2015	$114,297	$1,087,911	$323,759	$(34,797)	$1,491,170
Net income	—	—	66,099	—	66,099
Other comprehensive income	—	—	—	11,180	11,180
Acquisition - Anchor BanCorp Wisconsin, Inc.	20,415	253,150	—	—	273,565
Dividends - common stock	—	—	(32,391)	—	(32,391)
Common stock issued	17	185	—	—	202
Common stock repurchased	(120)	(1,426)	—	—	(1,546)
Stock based compensation expense	—	3,391	—	—	3,391
Stock activity under incentive compensation plans	396	(818)	(131)	—	(553)

Balance at June 30, 2016	$135,005	$1,342,393	$357,336	$(23,617)	$1,811,117

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2016	2015
Cash Flows From Operating Activities
Net income	$66,099	$47,062

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	7,462	7,790
Amortization of other intangible assets	6,012	6,058
Net premium amortization on investment securities	9,198	9,481
Amortization of and net gains on termination of FDIC indemnification asset	(458)	2,509
Stock compensation expense	3,391	2,236
Provision for loan losses	1,410	2,272
Net securities gains	(2,962)	(3,195)
Recognition of deferred gain on sale leaseback transactions	(2,090)	(2,992)
Gain on sale of ONB Insurance Group, Inc.	(41,864)	—
Net gains on sales of other assets	(2,689)	(4,009)
Increase in cash surrender value of company-owned life insurance	(1,621)	(3,888)
Residential real estate loans originated for sale	(238,184)	(178,612)
Proceeds from sale of residential real estate loans	219,854	180,336
Increase in interest receivable	(3,130)	(4,379)
Decrease in other real estate owned	6,487	2,895
(Increase) decrease in other assets	22,266	(17,320)
Increase (decrease) in accrued expenses and other liabilities	6,345	(9,408)

Total adjustments	(10,573)	(10,226)

Net cash flows provided by operating activities	55,526	36,836

Cash Flows From Investing Activities
Cash portion of bank purchase price, net of cash acquired	(62,532)	(37,098)
Proceeds from sale of ONB Insurance Group, Inc.	91,771	—
Purchases of investment securities available-for-sale	(799,597)	(481,038)
Purchases of investment securities held-to-maturity	—	(13,406)
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	—	(7,394)
Proceeds from maturities, prepayments, and calls of investment securities available-for-sale	721,414	401,579
Proceeds from sales of investment securities available-for-sale	107,451	196,584
Proceeds from maturities, prepayments, and calls of investment securities held-to-maturity	2,842	30,285
Proceeds from sales of investment securities held-to-maturity	—	855
Proceeds from sales of Federal Home Loan Bank/Federal Reserve Bank stock	—	8,710
Reimbursements under FDIC loss share agreements	10,000	2,231
Net principal collected from (loans made to) loan customers	(246,987)	(108,498)
Proceeds from sale of premises and equipment and other assets	5,707	7,093
Purchases of premises and equipment and other assets	(12,317)	(10,713)

Net cash flows used in investing activities	(182,248)	(10,810)

Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
Deposits	198,029	(57,750)
Short-term borrowings	(63,972)	(33,424)
Payments for maturities on other borrowings	(575,588)	(227,433)
Proceeds from issuance of other borrowings	650,000	350,000
Cash dividends paid on common stock	(32,391)	(28,065)
Common stock repurchased	(1,546)	(74,594)
Proceeds from exercise of stock options, including tax benefit	90	298
Common stock issued	202	192

Net cash flows provided by (used in) financing activities	174,824	(70,776)

Net increase (decrease) in cash and cash equivalents	48,102	(44,750)
Cash and cash equivalents at beginning of period	219,818	239,963

Cash and cash equivalents at end of period	$267,920	$195,213

Supplemental cash flow information:
Total interest paid	$19,824	$15,384
Total taxes paid (net of refunds)	$8,800	$3,784

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of June 30, 2016 and 2015, and December 31, 2015, and the results of its operations for the three and six months ended June 30, 2016 and 2015. Interim results do not necessarily represent annual results. These financial statements should be read in conjunction with Old National’s Annual Report for the year ended December 31, 2015.

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

FASB ASC 842 – In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, which is expected to have a material impact.

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

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments do not change the core revenue recognition principle in Topic 606. The amendments provide clarifying guidance in certain narrow areas and add some practical expedients.

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

FASB ASC 326 – In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The main objective of this amendment is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendment requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to enhance their credit loss estimates. The amendment requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. Early adoption will be permitted beginning after December 15, 2018. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

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

The portion of the purchase price allocated to goodwill will not be deductible for tax purposes.

The components of the estimated fair value of the acquired identifiable intangible assets are in the table below. These intangible assets will be amortized on an accelerated basis over their estimated lives.

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

Anchor BanCorp Wisconsin Inc.

On January 12, 2016, Old National announced that it had entered into an agreement to acquire Madison, Wisconsin-based Anchor BanCorp Wisconsin Inc. (“Anchor”) through a stock and cash merger. The acquisition was completed effective May 1, 2016 (the “Closing Date”). Anchor was a savings and loan holding company with AnchorBank, fsb (“AnchorBank”) as its wholly-owned subsidiary. AnchorBank operated 46 banking centers, including 32 banking centers in the Madison, Milwaukee and Fox Valley triangle. Old National believes that it will be able to achieve cost savings by integrating the two companies and combining accounting, data processing, retail and lending support, and other administrative functions after the merger, which will enable Old National to achieve economies of scale in these areas.

Pursuant to the merger agreement, shareholders of Anchor could elect to receive either 3.5505 shares of Old National common stock or $48.50 in cash for each share of Anchor they held, subject to a maximum of 40% of the purchase price in cash. The total purchase price for Anchor was $459.8 million, consisting of $186.2 million of cash and the issuance of 20.4 million shares of Old National Common Stock valued at $273.6 million. This acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. Through June 30, 2016, transaction and integration costs of $8.6 million associated with the acquisition have been expensed and remaining integration costs will be expensed in future periods as incurred.

Under the acquisition method of accounting, the total estimated purchase price is allocated to net tangible and intangible assets based on their current estimated fair values on the date of acquisition. Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on assumptions that are subject to change, the purchase price for the Anchor acquisition is allocated as follows (in thousands):

Cash and cash equivalents	$123,657
Investment securities	235,240
Federal Home Loan Bank stock	4,596
Loans held for sale	9,334
Loans	1,636,605
Premises and equipment	35,721
Accrued interest receivable	7,308
Other real estate owned	18,243
Company-owned life insurance	7,278
Other assets	126,013
Deposits	(1,852,713)
Other borrowings	(3,255)
Accrued expenses and other liabilities	(36,958)

Net tangible assets acquired	311,069
Definite-lived intangible assets acquired	21,559
Loan servicing rights	15,274
Goodwill	111,852

Purchase price	$459,754

Prior to the end of the one year measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation in the reporting period in which the adjustment amounts are determined.

The portion of the purchase price allocated to goodwill will not be deductible for tax purposes.

The estimated fair value of the core deposit intangible is $21.6 million and will be amortized over an estimated useful life of 7 years.

Acquired loan data for Anchor can be found in the table below:

(in thousands)	Fair Value of Acquired Loans at Acquisition Date	Gross Contractual Amounts Receivable at Acquisition Date	Best Estimate at Acquisition Date of Contractual Cash Flows Not Expected to be Collected
Acquired receivables subject to ASC 310-30	$20,174	$29,544	$6,153
Acquired receivables not subject to ASC 310-30	$1,616,431	$2,143,532	$274,155

Summary of Unaudited Pro-forma Information

The unaudited pro-forma information below for the periods ended June 30, 2016 and 2015 gives effect to the Anchor acquisition as if it had occurred on January 1, 2015. The pro-forma financial information is not necessarily indicative of the results of operations if the acquisition had been effective as of this date.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Revenue (1)	$203,355	$174,238	$370,352	$346,322
Income before income taxes	$82,343	$32,437	$135,958	$67,354

(1)	Net interest income plus noninterest income.

2016 supplemental pro-forma earnings were adjusted to exclude $7.2 million and $8.6 million of acquisition-related costs incurred during the three and six months ended June 30, 2016, respectively. 2015 supplemental pro-forma earnings were adjusted to include these charges.

Insurance Acquisitions

Effective February 1, 2015, Old National acquired certain assets from Mutual Underwriters Insurance (“Mutual Underwriters”). The total purchase price of the assets was $3.7 million, consisting of $2.6 million of customer business relationship intangibles and $1.1 million of goodwill. The customer business relationship intangibles were originally scheduled to be amortized using an accelerated method over an estimated useful life of 10 years.

On May 8, 2015, the Company issued cash consideration of $0.1 million to purchase a book of business. The acquisition terms call for further cash consideration of approximately $0.1 million if certain operating targets are met. The fair value of these payments was booked at acquisition and added $0.2 million of customer business relationships intangibles. The customer business relationship intangibles were originally scheduled to be amortized using an accelerated method over an estimated useful life of 10 years.

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

On May 31, 2016 the Company completed its previously announced sale of its insurance operations, ONB Insurance Group, Inc. (“ONI”). The Company received approximately $91.8 million in cash resulting in a pre-tax gain of $41.9 million and an after-tax gain of $17.6 million. See Note 17 to the consolidated financial statements for further details on the income tax impact of this sale. Goodwill and intangible assets of approximately $47.5 million were eliminated as part of this transaction. ONI was an ancillary business and did not meet the criteria to be treated as a discontinued operation as defined in Accounting Standards Update 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”.

NOTE 4 - NET INCOME PER SHARE

The following table reconciles basic and diluted net income per share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars and shares in thousands, except per share data)	2016	2015	2016	2015
Basic Earnings Per Share
Net income	$39,122	$26,156	$66,099	$47,062

Weighted average common shares outstanding	127,508	115,732	120,753	117,128

Basic Earnings Per Share	$0.31	$0.22	$0.55	$0.40

Diluted Earnings Per Share
Net income	$39,122	$26,156	$66,099	$47,062

Weighted average common shares outstanding	127,508	115,732	120,753	117,128
Effect of dilutive securities:
Restricted stock (1)	425	397	480	409
Stock options (2)	40	94	40	97

Weighted average shares outstanding	127,973	116,223	121,273	117,634

Diluted Earnings Per Share	$0.31	$0.22	$0.55	$0.40

(1)	0.1 million shares of restricted stock and restricted stock units at June 30, 2016 were not included in the computation of net income per diluted share for the three months ended June 30, 2016 because the effect would be antidilutive. 0.2 million shares of restricted stock and restricted stock units at June 30, 2016 were not included in the computation of net income per diluted share for the six months ended June 30, 2016 because the effect would be antidilutive. There were no antidilutive shares excluded from the computation of net income for the three or six months ended June 30, 2015.
(2)	Options to purchase 0.8 million shares and 0.9 million shares outstanding at June 30, 2016 and 2015, respectively, were not included in the computation of net income per diluted share for the three months ended June 30, 2016 and 2015, respectively, because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 0.8 million shares and 0.9 million shares outstanding at June 30, 2016 and 2015, respectively, were not included in the computation of net income per diluted share for the six months ended June 30, 2016 and 2015, respectively, because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes within each classification of accumulated other comprehensive income (loss) (“AOCI”) net of tax for the three and six months ended June 30, 2016 and 2015:

(dollars in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Total
Three Months Ended June 30, 2016
Balance at April 1, 2016	$6,777	$(14,174)	$(15,387)	$(6,801)	$(29,585)
Other comprehensive income (loss) before reclassifications	8,208	—	(2,780)	—	5,428
Amounts reclassified from accumulated other comprehensive income (loss) (a)	(1,202)	307	983	452	540

Net other comprehensive income (loss)	7,006	307	(1,797)	452	5,968

Balance at June 30, 2016	$13,783	$(13,867)	$(17,184)	$(6,349)	$(23,617)

Three Months Ended June 30, 2015
Balance at April 1, 2015	$9,079	$(15,373)	$(9,309)	$(8,639)	$(24,242)
Other comprehensive income (loss) before reclassifications	(16,704)	—	2,205	—	(14,499)
Amounts reclassified from accumulated other comprehensive income (loss) (a)	(326)	283	272	450	679

Net other comprehensive income (loss)	(17,030)	283	2,477	450	(13,820)

Balance at June 30, 2015	$(7,951)	$(15,090)	$(6,832)	$(8,189)	$(38,062)

Six Months Ended June 30, 2016
Balance at January 1, 2016	$(3,806)	$(14,480)	$(9,276)	$(7,235)	$(34,797)
Other comprehensive income (loss) before reclassifications	19,490	—	(9,680)	—	9,810
Amounts reclassified from accumulated other comprehensive income (loss) (a)	(1,901)	613	1,772	886	1,370

Net other comprehensive income (loss)	17,589	613	(7,908)	886	11,180

Balance at June 30, 2016	$13,783	$(13,867)	$(17,184)	$(6,349)	$(23,617)

Six Months Ended June 30, 2015
Balance at January 1, 2015	$(748)	$(15,776)	$(5,935)	$(9,096)	$(31,555)
Other comprehensive income (loss) before reclassifications	(5,189)	—	(1,284)	—	(6,473)
Amounts reclassified from accumulated other comprehensive income (loss) (a)	(2,014)	686	387	907	(34)

Net other comprehensive income (loss)	(7,203)	686	(897)	907	(6,507)

Balance at June 30, 2015	$(7,951)	$(15,090)	$(6,832)	$(8,189)	$(38,062)

(a)	See table below for details about reclassifications.

The following table summarize the significant amounts reclassified out of each component of AOCI for the three months ended June 30, 2016 and 2015:

Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement of Income
	Three Months Ended June 30,
(dollars in thousands)	2016	2015
Unrealized gains and losses on available-for-sale securities	$1,856	$512	Net securities gains
	(654)	(186)	Income tax (expense) benefit

	$1,202	$326	Net income

Unrealized gains and losses on held-to-maturity securities	$(466)	$(430)	Interest income/(expense)
	159	147	Income tax (expense) benefit

	$(307)	$(283)	Net income

Gains and losses on cash flow hedges Interest rate contracts	$(1,585)	$(439)	Interest income/(expense)
	602	167	Income tax (expense) benefit

	$(983)	$(272)	Net income

Amortization of defined benefit pension items
Actuarial gains/(losses)	$(730)	$(725)	Salaries and employee benefits
	278	275	Income tax (expense) benefit

	$(452)	$(450)	Net income

Total reclassifications for the period	$(540)	$(679)	Net income

The following table summarize the significant amounts reclassified out of each component of AOCI for the six months ended June 30, 2016 and 2015:

Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement of Income
	Six Months Ended June 30,
(dollars in thousands)	2016	2015
Unrealized gains and losses on available-for-sale securities	$2,962	$3,195	Net securities gains
	(1,061)	(1,181)	Income tax (expense) benefit

	$1,901	$2,014	Net income

Unrealized gains and losses on held-to-maturity securities	$(931)	$(767)	Interest income/(expense)
	318	81	Income tax (expense) benefit

	$(613)	$(686)	Net income

Gains and losses on cash flow hedges Interest rate contracts	$(2,858)	$(625)	Interest income/(expense)
	1,086	238	Income tax (expense) benefit

	$(1,772)	$(387)	Net income

Amortization of defined benefit pension items
Actuarial gains/(losses)	$(1,430)	$(1,463)	Salaries and employee benefits
	544	556	Income tax (expense) benefit

	$(886)	$(907)	Net income

Total reclassifications for the period	$(1,370)	$34	Net income

NOTE 6 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at June 30, 2016 and December 31, 2015 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2016
Available-for-Sale
U.S. Treasury	$11,963	$306	$—	$12,269
U.S. government-sponsored entities and agencies	537,728	3,264	(217)	540,775
Mortgage-backed securities - Agency	1,323,606	15,180	(2,181)	1,336,605
States and political subdivisions	398,727	18,579	(143)	417,163
Pooled trust preferred securities	17,059	—	(10,339)	6,720
Other securities	338,094	3,559	(6,284)	335,369

Total available-for-sale securities	$2,627,177	$40,888	$(19,164)	$2,648,901

Held-to-Maturity
U.S. government-sponsored entities and agencies	$141,220	$1,928	$—	$143,148
Mortgage-backed securities - Agency	13,200	523	—	13,723
States and political subdivisions	711,537	71,447	—	782,984

Total held-to-maturity securities	$865,957	$73,898	$—	$939,855

December 31, 2015
Available-for-Sale
U.S. Treasury	$11,968	$190	$(8)	$12,150
U.S. government-sponsored entities and agencies	615,578	1,495	(3,523)	613,550
Mortgage-backed securities - Agency	1,065,936	10,970	(10,545)	1,066,361
States and political subdivisions	375,671	11,960	(335)	387,296
Pooled trust preferred securities	17,320	—	(9,420)	7,900
Other securities	337,590	1,151	(7,777)	330,964

Total available-for-sale securities	$2,424,063	$25,766	$(31,608)	$2,418,221

Held-to-Maturity
U.S. government-sponsored entities and agencies	$142,864	$2,899	$—	$145,763
Mortgage-backed securities - Agency	16,042	562	—	16,604
States and political subdivisions	713,205	53,848	(3)	767,050

Total held-to-maturity securities	$872,111	$57,309	$(3)	$929,417

Proceeds from sales or calls of available-for-sale investment securities, the resulting realized gains and realized losses, and other securities gains or losses were as follows for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2016	2015	2016	2015
Proceeds from sales of available-for-sale securities	$30,801	$26,319	$107,451	$196,584
Proceeds from calls of available-for-sale securities	239,998	161,408	364,309	213,002

Total	$270,799	$187,727	$471,760	$409,586

Realized gains on sales of available-for-sale securities	$1,491	$316	$3,151	$2,797
Realized gains on calls of available-for-sale securities	126	212	370	380
Realized losses on sales of available-for-sale securities	(1)	(22)	(447)	(47)
Realized losses on calls of available-for-sale securities	(1)	(12)	(88)	(15)
Other securities gains (losses) (1)	241	18	(24)	80

Net securities gains	$1,856	$512	$2,962	$3,195

(1)	Other securities gains (losses) includes net realized gains or losses associated with trading securities and mutual funds.

During the six months ended June 30, 2015, the Company sold a municipal bond that was classified as held-to-maturity due to credit deterioration. Proceeds from the sale were $0.8 million and resulted in a gain of $52 thousand.

Trading securities, which consist of mutual funds held in trusts associated with deferred compensation plans for former directors and executives, are recorded at fair value and totaled $4.8 million at June 30, 2016 and $3.9 million at December 31, 2015.

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

	At June 30, 2016
(dollars in thousands)			Weighted
	Amortized	Fair	Average
Maturity	Cost	Value	Yield
Available-for-Sale
Within one year	$36,566	$36,649	1.54%
One to five years	400,424	405,665	2.00
Five to ten years	339,108	344,653	2.68
Beyond ten years	1,851,079	1,861,934	2.34

Total	$2,627,177	$2,648,901	2.32%

Held-to-Maturity
Within one year	$15,011	$15,075	5.57%
One to five years	49,934	52,935	4.53
Five to ten years	220,589	231,585	3.79
Beyond ten years	580,423	640,260	5.49

Total	$865,957	$939,855	5.00%

The following table summarizes the investment securities with unrealized losses at June 30, 2016 and December 31, 2015 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2016
Available-for-Sale
U.S. government-sponsored entities and agencies	$91,640	$(217)	$—	$—	$91,640	$(217)
Mortgage-backed securities - Agency	156,600	(281)	104,843	(1,900)	261,443	(2,181)
States and political subdivisions	1,064	(3)	5,692	(140)	6,756	(143)
Pooled trust preferred securities	—	—	6,720	(10,339)	6,720	(10,339)
Other securities	54,406	(877)	118,291	(5,407)	172,697	(6,284)

Total available-for-sale	$303,710	$(1,378)	$235,546	$(17,786)	$539,256	$(19,164)

December 31, 2015
Available-for-Sale
U.S. Treasury	$6,505	$(8)	$—	$—	$6,505	$(8)
U.S. government-sponsored entities and agencies	160,751	(1,492)	122,581	(2,031)	283,332	(3,523)
Mortgage-backed securities - Agency	256,359	(3,444)	239,047	(7,101)	495,406	(10,545)
States and political subdivisions	38,373	(161)	5,137	(174)	43,510	(335)
Pooled trust preferred securities	—	—	7,900	(9,420)	7,900	(9,420)
Other securities	156,604	(2,717)	126,661	(5,060)	283,265	(7,777)

Total available-for-sale	$618,592	$(7,822)	$501,326	$(23,786)	$1,119,918	$(31,608)

Held-to-Maturity
States and political subdivisions	$2,026	$(3)	$—	$—	$2,026	$(3)

Total held-to-maturity	$2,026	$(3)	$—	$—	$2,026	$(3)

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

We did not record other-than-temporary-impairments during the six months ended June 30, 2016 or 2015.

As of June 30, 2016, Old National’s securities portfolio consisted of 1,758 securities, 94 of which were in an unrealized loss position. The unrealized losses attributable to our U.S. government-sponsored entities and agencies, our agency mortgage-backed securities, and our other securities are the result of fluctuations in interest rates. Our pooled trust preferred securities are discussed below.

Pooled Trust Preferred Securities

At June 30, 2016, our securities portfolio contained three pooled trust preferred securities with a fair value of $6.7 million and unrealized losses of $10.3 million. One of the pooled trust preferred securities in our portfolio falls within the scope of FASB ASC 325-10 (EITF 99-20) and has a fair value of $0.2 million with an unrealized loss of $3.0 million at June 30, 2016. This security was rated A3 at inception, but is rated D at June 30, 2016. The issuers in this security are banks. We use the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine whether an adverse change in cash flows has occurred during the quarter. The OTTI model considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and a limited number of recoveries on current or projected interest payment deferrals. In addition, we use the model to “stress” this CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Old National’s note class. For the six months ended June 30, 2016 and 2015, our model indicated no other-than-temporary-impairment losses on this security. At June 30, 2016, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell any securities.

Two of our pooled trust preferred securities with a fair value of $6.5 million and unrealized losses of $7.4 million at June 30, 2016 are not subject to FASB ASC 325-10. These securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. For the six months ended June 30, 2016 and 2015, our analysis indicated no OTTI on these securities.

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

								Actual	Expected	Excess
								Deferrals	Defaults as	Subordination
							# of Issuers	and Defaults	a % of	as a % of
Trust preferred securities		Lowest			Unrealized	Realized	Currently	as a % of	Remaining	Current
June 30, 2016		Credit	Amortized	Fair	Gain/	Losses	Performing/	Original	Performing	Performing
(dollars in thousands)	Class	Rating (1)	Cost	Value	(Loss)	2016	Remaining	Collateral	Collateral	Collateral
Pooled trust preferred securities:
Reg Div Funding 2004	B-2	D	$3,168	$204	$(2,964)	$—	23/39	33.3%	7.4%	0.0%
Pretsl XXVII LTD	B	B	4,422	2,017	(2,405)	—	33/43	18.9%	4.2%	49.4%
Trapeza Ser 13A	A2A	BBB	9,469	4,499	(4,970)	—	50/57	8.9%	4.9%	43.1%

			17,059	6,720	(10,339)	—

Single Issuer trust preferred securities:
Fleet Cap Tr V (BOA)		BB+	3,393	2,835	(558)	—
JP Morgan Chase Cap XIII		BBB-	4,762	4,000	(762)	—
NB-Global		BB+	777	810	33	—
Chase Cap II		BBB-	815	840	25	—

			9,747	8,485	(1,262)	—

Total			$26,806	$15,205	$(11,601)	$—

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

NOTE 7 - LOANS HELD FOR SALE

Mortgage loans held for immediate sale in the secondary market were $44.4 million at June 30, 2016, compared to $13.8 million at December 31, 2015. Residential loans that Old National has originated with the intent to sell are recorded at fair value in accordance with FASB ASC 825-10 (SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities). Beginning with the inception of an in-house servicing unit in the third quarter of 2014, conventional mortgage production is sold on a servicing retained basis. Certain loans, such as government guaranteed mortgage loans are sold on servicing released basis.

During the fourth quarter of 2014, $197.9 million of loans were reclassified to loans held for sale at the lower of cost or fair value. When the branch divestitures closed during the third quarter of 2015, these loans were valued at $193.6 million, resulting in a gain of $0.1 million. At June 30, 2016, there were no loans held for sale under this arrangement.

NOTE 8 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Old National’s finance receivables consist primarily of loans made to consumers and commercial clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling, and retailing. Most of Old National’s lending activity occurs within our principal geographic markets of Indiana, Kentucky, Michigan, and Wisconsin. Old National has no concentration of commercial or commercial real estate loans in any single industry exceeding 10% of its portfolio.

The composition of loans by lending classification was as follows:

	June 30,	December 31,
(dollars in thousands)	2016	2015
Commercial (1)	$1,893,700	$1,804,615
Commercial real estate:
Construction	263,496	185,449
Other	2,680,029	1,662,372
Residential real estate	2,099,770	1,644,614
Consumer credit:
Heloc	473,550	359,954
Auto	1,145,198	1,050,336
Other	274,415	133,478
Covered loans	—	107,587

Total loans	8,830,158	6,948,405
Allowance for loan losses	(51,804)	(51,296)
Allowance for loan losses - covered loans	—	(937)

Net loans	$8,778,354	$6,896,172

(1)	Includes direct finance leases of $12.7 million at June 30, 2016 and $14.4 million at December 31, 2015.

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

Included with commercial real estate are construction loans, which are underwritten utilizing independent appraisal reviews, sensitivity analysis of absorption and lease rates, financial analysis of the developers and property owners, and feasibility studies, if available. Construction loans are generally based on estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from Old National until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions, and the availability of long-term financing.

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

Consumer

Home equity loans are typically secured by a subordinate interest in 1-4 family residences, and consumer loans are secured by consumer assets such as automobiles or recreational vehicles. We assumed student loans in the acquisition of Anchor in May 2016. As of June 30, 2016, student loans totaled $83.3 million and are guaranteed by the government on average from 97% to 100%. Some consumer loans are unsecured such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in residential property or other collateral values. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Covered loans

Old National entered into an agreement with the FDIC on June 22, 2016 to terminate its loss share agreements. As a result of the termination of the loss share agreements, the remaining loans that were covered by the loss share arrangements were reclassified to noncovered loans effective June 22, 2016. All future gains and losses associated with covered loans will be recognized entirely by Old National.

Prior to the termination of the loss share agreements, certain loans acquired from the FDIC were classified as covered loans. Covered loans were subject to loss share agreements whereby Old National was indemnified against 80% of losses up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0% reimbursement, and 80% of losses in excess of $467.2 million. See Note 9 to the consolidated financial statements for further details on our covered loans.

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

No allowance was brought forward on any of the acquired loans as any credit deterioration evident in the loans was included in the determination of the fair value of the loans at the acquisition date. An allowance for loan losses will be established for any subsequent credit deterioration or adverse changes in expected cash flows.

Old National’s activity in the allowance for loan losses for the three and six months ended June 30, 2016 and 2015 is as follows:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Residential	Consumer	Unallocated	Total
Three Months Ended June 30, 2016
Balance at April 1, 2016	$25,121	$15,771	$1,749	$8,059	$—	$50,700
Charge-offs	(432)	(783)	(80)	(1,382)	—	(2,677)
Recoveries	876	547	187	852	—	2,462
Provision	(1,409)	2,673	(397)	452	—	1,319

Balance at June 30, 2016	$24,156	$18,208	$1,459	$7,981	$—	$51,804

Three Months Ended June 30, 2015
Balance at April 1, 2015	$24,703	$13,807	$2,919	$7,449	$—	$48,878
Charge-offs	(1,872)	(514)	(22)	(1,494)	—	(3,902)
Recoveries	789	1,009	59	1,087	—	2,944
Provision	(186)	2,023	(375)	809	—	2,271

Balance at June 30, 2015	$23,434	$16,325	$2,581	$7,851	$—	$50,191

Six Months Ended June 30, 2016
Balance at January 1, 2016	$26,347	$15,993	$2,051	$7,842	$—	$52,233
Charge-offs	(1,959)	(1,062)	(220)	(3,378)	—	(6,619)
Recoveries	1,694	1,387	213	1,486	—	4,780
Provision	(1,926)	1,890	(585)	2,031	—	1,410

Balance at June 30, 2016	$24,156	$18,208	$1,459	$7,981	$—	$51,804

Six Months Ended June 30, 2015
Balance at January 1, 2015	$20,670	$17,348	$2,962	$6,869	$—	$47,849
Charge-offs	(2,421)	(101)	(396)	(3,098)	—	(6,016)
Recoveries	2,564	1,473	87	1,962	—	6,086
Provision	2,621	(2,395)	(72)	2,118	—	2,272

Balance at June 30, 2015	$23,434	$16,325	$2,581	$7,851	$—	$50,191

The following table provides Old National’s recorded investment in financing receivables by portfolio segment at June 30, 2016 and December 31, 2015 and other information regarding the allowance:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Residential	Consumer	Unallocated	Total
June 30, 2016
Allowance for loan losses:
Individually evaluated for impairment	$7,489	$3,949	$—	$—	$—	$11,438
Collectively evaluated for impairment	16,374	14,082	1,446	7,781	—	39,683
Loans acquired with deteriorated credit quality	293	177	13	200	—	683

Total allowance for loan losses	$24,156	$18,208	$1,459	$7,981	$—	$51,804

Loans and leases outstanding:
Individually evaluated for impairment	$52,132	$60,359	$—	$—	$—	$112,491
Collectively evaluated for impairment	1,839,760	2,830,350	2,084,652	1,882,832	—	8,637,594
Loans acquired with deteriorated credit quality	1,808	52,816	15,118	10,331	—	80,073

Total loans and leases outstanding	$1,893,700	$2,943,525	$2,099,770	$1,893,163	$—	$8,830,158

December 31, 2015
Allowance for loan losses:
Individually evaluated for impairment	$7,467	$4,021	$—	$—	$—	$11,488
Collectively evaluated for impairment	18,295	11,439	2,038	7,614	—	39,386
Loans acquired with deteriorated credit quality	247	533	13	70	—	863
Covered loans acquired with deteriorated credit quality	338	—	—	158	—	496

Total allowance for loan losses	$26,347	$15,993	$2,051	$7,842	$—	$52,233

Loans and leases outstanding:
Individually evaluated for impairment	$60,959	$41,987	$—	$—	$—	$102,946
Collectively evaluated for impairment	1,750,397	1,779,062	1,644,631	1,590,288	—	6,764,378
Loans acquired with deteriorated credit quality	691	28,499	127	3,925	—	33,242
Covered loans acquired with deteriorated credit quality	2,893	19,424	16,577	8,945	—	47,839

Total loans and leases outstanding	$1,814,940	$1,868,972	$1,661,335	$1,603,158	$—	$6,948,405

Credit Quality

Old National’s management monitors the credit quality of its financing receivables in an on-going manner. Internally, management assigns an asset quality rating (“AQR”) to each non-homogeneous commercial and commercial real estate loan in the portfolio. The primary determinants of the AQR are based upon the reliability of the primary source of repayment and the past, present, and projected financial condition of the borrower. The AQR will also consider current industry conditions. Major factors used in determining the AQR can vary based on the nature of the loan, but commonly include factors such as debt service coverage, internal cash flow, liquidity, leverage, operating performance, debt burden, FICO scores, occupancy, interest rate sensitivity, and expense burden. Old National uses the following definitions for risk ratings:

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

Pass rated loans are those loans that are other than criticized, classified – substandard, classified—nonaccrual or classified – doubtful.

As of June 30, 2016 and December 31, 2015, the risk category of commercial and commercial real estate loans by class of loans is as follows:

(dollars in thousands)			Commercial		Commercial
			Real Estate -		Real Estate -
Corporate Credit Exposure	Commercial		Construction		Other
Credit Risk Profile by	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
Internally Assigned Grade	2016	2015 (1)	2016	2015 (1)	2016	2015 (1)
Grade:
Pass	$1,774,857	$1,672,672	$256,427	$182,701	$2,484,795	$1,508,309
Criticized	38,867	55,570	4,014	3,300	64,005	75,477
Classified - substandard	25,422	24,723	1,572	1,857	56,982	49,091
Classified - nonaccrual	52,226	58,469	1,483	830	64,338	39,521
Classified - doubtful	2,328	3,506	—	—	9,909	7,886

Total	$1,893,700	$1,814,940	$263,496	$188,688	$2,680,029	$1,680,284

(1)	Includes loans previously covered by loss share agreements with the FDIC.

Other commercial real estate as of June 30, 2016 in the table above includes loans attributable to the acquisition of Anchor totaling $9.4 million in the criticized category, $3.6 million in the classified – substandard category, and $24.8 million in the classified – nonaccrual category.

Old National considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, Old National also evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of June 30, 2016 and December 31, 2015:

	Residential	Consumer
(dollars in thousands)		Heloc	Auto	Other
June 30, 2016
Performing	$2,082,585	$469,711	$1,143,932	$266,649
Nonperforming	17,185	3,839	1,266	7,766

Total	$2,099,770	$473,550	$1,145,198	$274,415

December 31, 2015 (1)
Performing	$1,645,293	$410,243	$1,048,763	$138,031
Nonperforming	16,042	3,051	1,573	1,497

Total	$1,661,335	$413,294	$1,050,336	$139,528

(1)	Includes loans previously covered by loss share agreements with the FDIC.

Other consumer loans as of June 30, 2016 in the table above includes loans attributable to the acquisition of Anchor totaling $6.1 million in the nonperforming category, the majority of which are student loans that are guaranteed by the government on average from 97% to 100%.

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

The following table shows Old National’s impaired loans as of June 30, 2016 and December 31, 2015, respectively. Only purchased loans that have experienced subsequent impairment since the date acquired are included in the table below.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2016
With no related allowance recorded:
Commercial	$36,975	$34,584	$—
Commercial Real Estate - Other	41,334	45,139	—
Residential	1,353	1,374	—
Consumer	904	1,041	—
With an allowance recorded:
Commercial	18,903	18,905	7,489
Commercial Real Estate - Other	15,279	15,353	3,949
Residential	1,105	1,105	55
Consumer	2,785	2,785	139

Total	$118,638	$120,286	$11,632

December 31, 2015 (1)
With no related allowance recorded:
Commercial	$40,414	$41,212	$—
Commercial Real Estate - Other	26,998	30,264	—
Residential	1,383	1,422	—
Consumer	1,201	1,305	—
With an allowance recorded:
Commercial	16,377	16,483	7,111
Commercial Real Estate - Construction	237	237	6
Commercial Real Estate - Other	14,752	14,802	4,015
Residential	985	985	49
Consumer	2,525	2,525	126

Total	$104,872	$109,235	$11,307

(1)	Does not include $4.2 million of loans that were previously covered by loss share agreements with the FDIC.

The average balance of impaired loans and interest income recognized on impaired loans during the three months ended June 30, 2016 and 2015 are included in the table below.

(dollars in thousands)	Average Recorded Investment	Interest Income Recognized (1)
Three Months Ended June 30, 2016
With no related allowance recorded:
Commercial	$32,951	$33
Commercial Real Estate - Other	34,344	162
Residential	1,348	2
Consumer	871	1
With an allowance recorded:
Commercial	19,546	79
Commercial Real Estate - Construction	116	—
Commercial Real Estate - Other	12,230	134
Residential	1,060	—
Consumer	2,781	—

Total	$105,247	$411

Three Months Ended June 30, 2015 (2)
With no related allowance recorded:
Commercial	$30,769	$85
Commercial Real Estate - Construction	2,107	1
Commercial Real Estate - Other	38,758	189
Residential	920	1
Consumer	869	1
With an allowance recorded:
Commercial	25,069	355
Commercial Real Estate - Construction	117	—
Commercial Real Estate - Other	10,274	121
Residential	1,469	2
Consumer	1,518	29

Total	$111,870	$784

(1)	The Company does not record interest on nonaccrual loans until principal is recovered.
(2)	Does not include $4.7 million of loans that were previously covered by loss share agreements with the FDIC.

The average balance of impaired loans and interest income recognized on impaired loans during the six months ended June 30, 2016 and 2015 are included in the table below.

(dollars in thousands)	Average Recorded Investment	Interest Income Recognized (1)
Six Months Ended June 30, 2016
With no related allowance recorded:
Commercial	$38,029	$61
Commercial Real Estate - Other	38,197	257
Residential	1,359	2
Consumer	981	2
With an allowance recorded:
Commercial	17,641	92
Commercial Real Estate - Construction	119	—
Commercial Real Estate - Other	15,016	182
Residential	1,035	38
Consumer	2,695	37

Total	$115,072	$671

Six Months Ended June 30, 2015 (2)
With no related allowance recorded:
Commercial	$31,505	$127
Commercial Real Estate - Construction	2,025	4
Commercial Real Estate - Other	32,402	274
Residential	761	1
Consumer	824	2
With an allowance recorded:
Commercial	21,359	403
Commercial Real Estate - Construction	49	—
Commercial Real Estate - Other	13,980	122
Residential	1,469	64
Consumer	1,568	49

Total	$105,942	$1,046

(1)	The Company does not record interest on nonaccrual loans until principal is recovered.
(2)	Does not include $4.7 million of loans that were previously covered by loss share agreements with the FDIC.

For all loan classes, a loan is generally placed on nonaccrual status when principal or interest becomes 90 days past due unless it is well secured and in the process of collection, or earlier when concern exists as to the ultimate collectibility of principal or interest. Interest accrued during the current year on such loans is reversed against earnings. Interest accrued in the prior year, if any, is charged to the allowance for loan losses. Cash interest received on these loans is applied to the principal balance until the principal is recovered or until the loan returns to accrual status. Loans may be returned to accrual status when all the principal and interest amounts contractually due are brought current, remain current for a prescribed period, and future payments are reasonably assured.

Loans accounted for under FASB ASC Topic 310-30 accrue interest, even though they may be contractually past due, as any nonpayment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period loan loss provision or prospective yield adjustments.

Old National’s past due financing receivables as of June 30, 2016 and December 31, 2015 are as follows:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Recorded Investment > 90 Days and Accruing	Nonaccrual	Total Past Due	Current
June 30, 2016
Commercial	$496	$227	$175	$54,554	$55,452	$1,838,248
Commercial Real Estate:
Construction	—	—	—	1,483	1,483	262,013
Other	1,779	—	—	74,247	76,026	2,604,003
Residential	14,221	1,726	101	17,185	33,233	2,066,537
Consumer:
Heloc	1,286	220	240	3,839	5,585	467,965
Auto	2,962	684	104	1,266	5,016	1,140,182
Other	7,251	3,119	50	7,766	18,186	256,229

Total loans	$27,995	$5,976	$670	$160,340	$194,981	$8,635,177

December 31, 2015
Commercial	$802	$100	$565	$57,536	$59,003	$1,745,612
Commercial Real Estate:
Construction	—	—	—	749	749	184,700
Other	438	135	—	46,601	47,174	1,615,198
Residential	9,300	2,246	114	14,953	26,613	1,618,001
Consumer:
Heloc	283	402	—	2,369	3,054	356,900
Auto	3,804	730	202	1,573	6,309	1,044,027
Other	830	165	25	1,256	2,276	131,202
Covered loans	809	312	10	7,336	8,467	99,120

Total loans	$16,266	$4,090	$916	$132,373	$153,645	$6,794,760

Loan Participations

Old National has loan participations, which qualify as participating interests, with other financial institutions. At June 30, 2016, these loans totaled $392.2 million, of which $209.6 million had been sold to other financial institutions and $182.6 million was retained by Old National. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder, involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder, all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership, and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.

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

When a residential or consumer loan is identified as a troubled debt restructuring, the loan is typically written down to its collateral value less selling costs.

The following table presents activity in TDRs for the six months ended June 30, 2016 and 2015:

(dollars in thousands)	Commercial	Commercial Real Estate	Residential	Consumer	Total
Six Months Ended June 30, 2016
Balance at January 1, 2016	$23,354	$14,602	$2,693	$3,602	$44,251
(Charge-offs)/recoveries	(742)	108	42	(23)	(615)
Payments	(10,819)	(4,035)	(462)	(425)	(15,741)
Additions	11,233	10,581	335	385	22,534
Other	1,251	173	—	—	1,424

Balance at June 30, 2016	$24,277	$21,429	$2,608	$3,539	$51,853

Six Months Ended June 30, 2015
Balance at January 1, 2015	$15,205	$15,226	$2,063	$2,459	$34,953
(Charge-offs)/recoveries	574	648	(15)	(27)	1,180
Payments	(3,505)	(3,135)	(85)	(320)	(7,045)
Additions	5,573	3,321	419	681	9,994

Balance at June 30, 2015	$17,847	$16,060	$2,382	$2,793	$39,082

Approximately $38.1 million of the TDRs at June 30, 2016 were included with nonaccrual loans, compared to $30.0 million at December 31, 2015. Old National has allocated specific reserves to customers whose loan terms have been modified in TDRs totaling $5.6 million at June 30, 2016 and $2.3 million at December 31, 2015. As of June 30, 2016, Old National had committed to lend an additional $4.2 million to customers with outstanding loans that are classified as TDRs.

The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the six months ended June 30, 2016 and 2015 are the same except for when the loan modifications involve the forgiveness of principal. The following table presents loans by class modified as TDRs that occurred during the six months ended June 30, 2016 and 2015:

(dollars in thousands)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Six Months Ended June 30, 2016
Troubled Debt Restructuring:
Commercial	16	$11,233	$10,681
Commercial Real Estate - Other	9	10,581	10,581
Residential	3	335	335
Consumer	8	385	385

Total	36	$22,534	$21,982

Six Months Ended June 30, 2015
Troubled Debt Restructuring:
Commercial	18	$5,573	$5,573
Commercial Real Estate - Construction	5	1,162	1,162
Commercial Real Estate - Other	14	2,159	2,159
Residential	3	419	419
Consumer	18	681	681

Total	58	$9,994	$9,994

The TDRs that occurred during the six months ended June 30, 2016 decreased the allowance for loan losses by $1.2 million due to an improvement in specific reserves on a large commercial loan and resulted in $0.6 million of charge-offs during the six months ended June 30, 2016. The TDRs that occurred during the six months ended June 30, 2015 resulted in immaterial changes in the allowance for loan losses and charge-offs during the six months ended June 30, 2015.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

There were 10 commercial loans and 3 commercial real estate loans totaling $0.8 million that were modified as TDRs within the preceding twelve months, and for which there was a payment default during the six months ended June 30, 2016.

There were three commercial loans and four commercial real estate loans totaling $0.5 million that were modified as TDRs within the preceding twelve months, and for which there was a payment default during the six months ended June 30, 2015.

The terms of certain other loans were modified during the six months ended June 30, 2016 that did not meet the definition of a TDR. It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have extended the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification. The evaluation is performed under our internal underwriting policy. We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral or a bona fide guarantee. We also consider whether the modification was insignificant relative to the other terms of the agreement or the delay in a payment.

PCI loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition. If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually. If the purchased credit impaired loan is being accounted for as part of a pool, it will not be removed from the pool. As of June 30, 2016, it has not been necessary to remove any loans from PCI accounting.

In general, once a modified loan is considered a TDR, the loan will always be considered a TDR, and therefore impaired, until it is paid in full, otherwise settled, sold or charged off. However, guidance also permits for loans to be removed from TDR status when subsequently restructured under these circumstances: (1) at the time of the subsequent restructuring, the borrower is not experiencing financial difficulties, and this is documented by a current credit evaluation at the time of the restructuring, (2) under the terms of the subsequent restructuring agreement, the institution has granted no concession to the borrower; and (3) the subsequent restructuring agreement includes market terms that are no less favorable than those that would be offered for a comparable new loan. For loans subsequently restructured that have cumulative principal forgiveness, the loan should continue to be measured in accordance with ASC 310-10, “Receivables – Overall”. However, consistent with ASC 310-40-50-2, “Troubled Debt Restructurings by Creditors, Creditor Disclosure of Troubled Debt Restructurings,” the loan would not be required to be reported in the years following the restructuring if the subsequent restructuring meets both of these criteria: (1) has an interest rate at the time of the subsequent restructuring that is not less than a market interest rate; and (2) is performing in compliance with its modified terms after the subsequent restructuring.

Purchased Credit Impaired Loans (“PCI”)

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

Old National has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. For these loans that meet the criteria of ASC 310-30 treatment, the carrying amount is as follows:

(dollars in thousands)	June 30, 2016	December 31, 2015 (1)
Commercial	$1,808	$3,584
Commercial real estate	52,816	47,923
Residential	15,118	16,704
Consumer	10,331	12,870

Carrying amount	80,073	81,081
Allowance for loan losses	(683)	(1,359)

Carrying amount, net of allowance	$79,390	$79,722

(1)	Includes loans previously covered by loss share agreements with the FDIC.

The outstanding balance of loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties, was $323.4 million at June 30, 2016 and $321.5 million at December 31, 2015.

The accretable difference on purchased loans acquired in a business combination is the difference between the expected cash flows and the net present value of expected cash flows with such difference accreted into earnings using the effective yield method over the term of the loans. Accretion recorded as loan interest income totaled $13.0 million during the six months ended June 30, 2016 and $15.5 million during the six months ended June 30, 2015. Improvement in cash flow expectations has resulted in a reclassification from nonaccretable difference to accretable yield as shown in the table below.

Accretable yield of purchased credit impaired loans, or income expected to be collected, is as follows:

(dollars in thousands)	Acquisitions Prior to 2015 (1)	Founders (2)	Anchor (2)	Total
Balance at January 1, 2016	$42,498	$2,812	$—	$45,310
New loans purchased	—	—	3,217	3,217
Accretion of income	(12,137)	(505)	(348)	(12,990)
Reclassifications from (to) nonaccretable difference	5,191	428	—	5,619
Disposals/other adjustments	487	—	43	530

Balance at June 30, 2016	$36,039	$2,735	$2,912	$41,686

(1)	Includes loans previously covered by loss share agreements with the FDIC.
(2)	Old National acquired Founders effective January 1, 2015 and Anchor effective May 1, 2016.

Included in Old National’s allowance for loan losses is $0.7 million related to the purchased loans disclosed above at June 30, 2016, compared to $1.4 million at December 31, 2015.

PCI loans purchased during the six months ended June 30, 2016 and 2015 for which it was probable at acquisition that all contractually required payments would not be collected were as follows:

(dollars in thousands)	Founders	Anchor
Contractually required payments	$11,103	$29,544
Nonaccretable difference	(2,684)	(6,153)

Cash flows expected to be collected at acquisition	8,419	23,391
Accretable yield	(1,812)	(3,217)

Fair value of acquired loans at acquisition	$6,607	$20,174

Income would not be recognized on certain purchased loans if Old National could not reasonably estimate cash flows to be collected. Old National had no purchased loans for which it could not reasonably estimate cash flows to be collected.

NOTE 9 – COVERED LOANS

Old National entered into an agreement with the FDIC on June 22, 2016 to terminate its loss share agreements. As a result of the termination of the loss share agreements, the remaining loans that were covered by the loss share arrangements were reclassified to noncovered loans effective June 22, 2016. All future gains and losses associated with covered loans will be recognized entirely by Old National.

Prior to the termination of the loss share agreements, certain loans acquired from the FDIC were classified as covered loans. Covered loans were subject to loss share agreements. Under the early termination agreement, the FDIC made a final payment of $8.7 million to Old National as consideration for the early termination. After the elimination of the remaining FDIC indemnification asset and the payment of settlement charges, Old National realized a pre-tax gain of $0.2 million during the three months ended June 30, 2016. The carrying amount of covered loans was $95.4 million at March 31, 2016.

The following table is a roll-forward of covered acquired impaired loans accounted for under ASC 310-30 for the six months ended June 30, 2016 and 2015. As a result of the termination of the loss share agreements, the remaining loans that were covered by the loss share arrangements were reclassified to noncovered loans effective June 22, 2016.

(dollars in thousands)	Contractual Cash Flows (1)	Nonaccretable Difference	Accretable Yield	Carrying Amount (2)
Six Months Ended June 30, 2016
Balance at January 1, 2016	$69,857	$(4,729)	$(17,785)	$47,343
Principal reductions and interest payments	(18,195)	(347)	—	(18,542)
Accretion of loan discount	—	—	7,196	7,196
Changes in contractual and expected cash flows due to remeasurement	4,431	631	(4,927)	135
Removals due to foreclosure or sale	(1,948)	136	263	(1,549)
Loans removed from loss share coverage	(54,145)	4,309	15,253	(34,583)

Balance at June 30, 2016	$—	$—	$—	$—

Six Months Ended June 30, 2015
Balance at January 1, 2015	$124,809	$(12,014)	$(35,742)	$77,053
Principal reductions and interest payments	(18,178)	(814)	—	(18,992)
Accretion of loan discount	—	—	7,259	7,259
Changes in contractual and expected cash flows due to remeasurement	(3,633)	4,412	(733)	46
Removals due to foreclosure or sale	(506)	162	(143)	(487)

Balance at June 30, 2015	$102,492	$(8,254)	$(29,359)	$64,879

(1)	The balance of contractual cash flows includes future contractual interest and is net of amounts charged off and interest collected on nonaccrual loans.
(2)	Carrying amount for this table is net of allowance for loan losses.

Prior to the termination of the loss share agreements, we estimated the cash flows expected to be collected on individual loans or on pools of loans sharing common risk characteristics which were treated in the aggregate when applying various valuation techniques. We evaluated at each balance sheet date whether the present value of loans determined using the effective interest rates had decreased and if so, recognized a provision for loan losses. For any increases in cash flows expected to be collected, we adjusted the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life. Eighty percent of the prospective yield adjustments were offset as Old National would recognize a corresponding change in cash flows expected from the indemnification asset prospectively in a similar manner. The indemnification asset was adjusted over the shorter of the life of the underlying investment or the indemnification agreement.

The loss share receivable represented actual incurred losses where reimbursement had not yet been received from the FDIC. The indemnification asset represented future cash flows we expected to collect from the FDIC under the loss sharing agreements and the amount related to the estimated improvements in cash flow expectations that were being amortized over the same period for which those improved cash flows were being accreted into income.

The following table shows a detailed analysis of the FDIC loss sharing asset for the six months ended June 30, 2016 and 2015. As a result of the termination of the loss share agreements on June 22, 2016, the table below reflects the write-off of the remaining FDIC loss sharing asset.

(dollars in thousands)	2016	2015
Balance at January 1,	$9,030	$20,603
Adjustments not reflected in income:
Cash received from the FDIC	(10,000)	(2,231)
Other	512	612
Adjustments reflected in income:
(Amortization) accretion	(816)	(3,830)
Higher (lower) loan loss expectations	(13)	109
Impairment/(recovery) of value and net (gain)/loss on sales of other real estate	1,062	1,212
Gain as a result of the early termination agreement with the FDIC, effective June 22, 2016	225	—

Balance at June 30,	$—	$16,475

As a result of the termination of the loss share agreements, all future gains and losses associated with covered assets will be recognized entirely by Old National since the FDIC will no longer be sharing in these gains and losses.

NOTE 10 – OTHER REAL ESTATE OWNED

The following table presents activity in other real estate owned for the six months ended June 30, 2016 and 2015:

	Other Real Estate	Other Real Estate
(dollars in thousands)	Owned (1)	Owned, Covered
Six Months Ended June 30, 2016
Balance at January 1, 2016	$7,594	$4,904
Additions (2)	20,251	2,093
Sales	(7,060)	(1,454)
(Impairment)/recovery of value	(202)	(1,872)
Reclassification due to termination of the loss share agreements, effective June 22, 2016	3,671	(3,671)

Balance at June 30, 2016	$24,254	$—

Six Months Ended June 30, 2015
Balance at January 1, 2015	$7,241	$9,121
Additions	4,579	429
Sales	(2,153)	(4,580)
(Impairment)/recovery of value	(279)	(217)

Balance at June 30, 2015	$9,388	$4,753

(1)	Includes repossessed personal property of $0.2 million at June 30, 2016 and $0.3 million at June 30, 2015.
(2)	Includes other real estate owned of $18.2 million acquired from Anchor in May 2016.

At June 30, 2016, foreclosed residential real estate property included in the table above totaled $1.0 million. At June 30, 2016, consumer mortgage loans collateralized by residential real property that were in the process of foreclosure totaled $4.0 million.

Old National entered into an agreement with the FDIC on June 22, 2016 to terminate its loss share agreements. As a result of the termination of the loss share agreements, the remaining other real estate owned that was covered by the loss share arrangements were reclassified to noncovered other real estate owned effective June 22, 2016.

Prior to the termination of the loss share agreements, covered OREO expenses and valuation write-downs were recorded in the noninterest expense section of the consolidated statements of income. Under the loss sharing agreements, the FDIC reimbursed us for 80% of expenses and valuation write-downs related to covered assets up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0%, and 80% of losses in excess of $467.2 million. The reimbursable portion of these expenses was recorded in the FDIC indemnification asset. Changes in the FDIC indemnification asset were recorded in the noninterest income section of the consolidated statements of income. As a result of the termination of the loss share agreements, all future gains and losses associated with covered assets will be recognized entirely by Old National since the FDIC will no longer be sharing in these gains and losses.

NOTE 11 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in the carrying amount of goodwill for the six months ended June 30, 2016 and 2015:

(dollars in thousands)	2016	2015
Balance at January 1,	$584,634	$530,845
Acquisitions	111,852	57,619
Divestitures	(40,963)	—

Balance at June 30,	$655,523	$588,464

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

During the six months ended June 30, 2016, Old National recorded $111.9 million of goodwill associated with the acquisition of Anchor. Also during the six months ended June 30, 2016, Old National eliminated $41.0 million of goodwill associated with the sale of its insurance operations. See Note 3 to the consolidated financial statements for detail regarding goodwill recorded in 2015 associated with prior acquisitions.

The gross carrying amount and accumulated amortization of other intangible assets at June 30, 2016 and December 31, 2015 were as follows:

	Gross	Accumulated	Net
	Carrying	Amortization	Carrying
(dollars in thousands)	Amount	and Impairment	Amount
June 30, 2016
Amortized intangible assets:
Core deposit	$81,663	$(47,839)	$33,824
Customer trust relationships	16,547	(6,769)	9,778
Customer loan relationships	4,413	(3,778)	635

Total intangible assets	$102,623	$(58,386)	$44,237

December 31, 2015
Amortized intangible assets:
Core deposit	$60,103	$(43,982)	$16,121
Customer business relationships	30,787	(23,341)	7,446
Customer trust relationships	16,547	(5,286)	11,261
Customer loan relationships	4,413	(3,933)	480

Total intangible assets	$111,850	$(76,542)	$35,308

Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years.

During the first quarter of 2016, Old National decreased customer business relationships by $0.2 million. These adjustments related to final contingency payments on acquired insurance books of business that occurred in prior years. During the second quarter of 2016, Old National increased core deposit intangibles by $21.6 million related to the Anchor acquisition. Also during the second quarter of 2016, Old National eliminated $6.5 million of customer business relationships intangibles associated with the sale of its insurance operations.

Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. No impairment charges were recorded during the six months ended June 30, 2016 or 2015. Total amortization expense associated with intangible assets was $6.0 million for the six months ended June 30, 2016 and $6.1 million for the six months ended June 30, 2015.

Estimated amortization expense for future years is as follows:

(dollars in thousands)
2016 remaining	$6,560
2017	11,015
2018	8,687
2019	6,737
2020	4,883
Thereafter	6,355

Total	$44,237

NOTE 12 – LOAN SERVICING RIGHTS

Loan servicing rights were assumed in Old National’s acquisitions of United and LSB in 2014, Founders in 2015, and Anchor in May, 2016.

At June 30, 2016, loan servicing rights derived from loans sold with servicing retained totaled $25.8 million and were included in other assets in the consolidated balance sheet, compared to $10.5 million at December 31, 2015. Loans serviced for others are not reported as assets. The principal balance of loans serviced for others was $3.483 billion at June 30, 2016, compared to $1.263 billion at December 31, 2015. Approximately 99% of the loans serviced for others at June 30, 2016 were residential mortgage loans. Custodial escrow balances maintained in connection with serviced loans were $32.7 million at June 30, 2016 and $3.0 million at December 31, 2015.

The following table summarizes the carrying values and activity related to loan servicing rights and the related valuation allowance for the six months ended June 30, 2016 and 2015:

(dollars in thousands)	2016	2015
Balance at January 1,	$10,502	$9,584
Additions (1)	17,126	1,754
Amortization	(1,866)	(1,271)

Balance before valuation allowance at June 30,	25,762	10,067

Valuation allowance:
Balance at January 1,	(34)	(50)
(Additions)/recoveries	28	10

Balance at June 30,	(6)	(40)

Loan servicing rights, net	$25,756	$10,027

(1)	In May 2016, the Company assumed $15.3 million of loan servicing rights related to the Anchor acquisition.

At June 30, 2016, the fair value of servicing rights was $28.4 million, which was determined using a discount rate of 8.07% and a weighted average prepayment speed of 210% PSA. At December 31, 2015, the fair value of servicing rights was $11.3 million, which was determined using a discount rate of 11% and a weighted average prepayment speed of 166% PSA.

NOTE 13 – SHORT-TERM BORROWINGS

The following table presents the distribution of Old National’s short-term borrowings and related weighted-average interest rates as of June 30, 2016:

	Federal	Repurchase	Financial
	Funds	Agreements /	Exchange	Revolving
(dollars in thousands)	Purchased	Sweeps	Borrowings (1)	Loan	Total
2016
Outstanding at June 30, 2016	$263,536	$304,123	$—	$—	$567,659
Average amount outstanding	141,664	332,441	5,083	8,242	487,430
Maximum amount outstanding at any month-end	263,536	346,695	25,000	50,000
Weighted average interest rate:
During the six months ended June 30, 2016	0.46%	0.08%	0.71%	3.00%	0.24%
At June 30, 2016	0.42	0.07	—	—	0.23

(1)	In 2015, the Company joined the American Financial Exchange, which is an overnight source of borrowings. No collateral was pledged on these funds.

The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At June 30, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to		Greater Than
(dollars in thousands)	Continuous	30 Days	30-90 Days	90 days	Total
Repurchase Agreements:
U.S. Treasury and agency securities	$304,123	$—	$—	$—	$304,123

Total	$304,123	$—	$—	$—	$304,123

The fair value of securities pledged to secure repurchase agreements may decline. The Company has pledged securities valued at 111% of the gross outstanding balance of repurchase agreements at June 30, 2016 to manage this risk.

REVOLVING LOAN

In May 2016, the Company entered into a $75.0 million revolving line of credit agreement. The 364 day revolving loan has a variable rate of interest priced at the one-month LIBOR plus 200 basis points. As of June 30, 2016, no amount was outstanding on the loan.

NOTE 14 - FINANCING ACTIVITIES

The following table summarizes Old National’s and its subsidiaries’ other borrowings at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
(dollars in thousands)	2016	2015
Old National Bancorp:
Senior unsecured bank notes (fixed rate 4.125%) maturing August 2024	$175,000	$175,000
Unamortized debt issuance costs related to Senior unsecured bank notes	(1,260)	(1,338)
Junior subordinated debentures (variable rates of 1.99% to 2.41%) maturing March 2035 to June 2037	45,000	45,000
ASC 815 fair value hedge and other basis adjustments	(4,210)	(4,442)
Old National Bank:
Securities sold under agreements to repurchase (fixed rates 2.47% to 2.50%) maturing January 2017 to January 2018	50,000	50,000
Federal Home Loan Bank advances (fixed rates 0.44% to 6.76% and variable rates 0.74% to 0.78%) maturing July 2016 to January 2025	1,097,212	1,022,766
Capital lease obligation	4,126	4,036
ASC 815 fair value hedge and other basis adjustments	2,028	725

Total other borrowings	$1,367,896	$1,291,747

Contractual maturities of other borrowings at June 30, 2016 were as follows:

(dollars in thousands)
Due in 2016	$617,384
Due in 2017	95,806
Due in 2018	195,224
Due in 2019	2,517
Due in 2020	50,091
Thereafter	410,316
ASC 815 fair value hedge, unamortized debt issuance costs, and other basis adjustments	(3,442)

Total	$1,367,896

SENIOR NOTES

In August 2014, Old National issued $175.0 million of senior unsecured notes with a 4.125% interest rate. These notes pay interest on February 15 and August 15. The notes mature on August 15, 2024.

FEDERAL HOME LOAN BANK

Federal Home Loan Bank (“FHLB”) advances had weighted-average rates of 0.83% at June 30, 2016 and 0.72% at December 31, 2015. These borrowings are collateralized by investment securities and residential real estate loans up to 140% of outstanding debt.

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

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured borrowings. The Company pledges investment securities to secure these borrowings. The fair value of securities pledged to secure repurchase agreements may decline. The Company has pledged securities valued at 118% of the gross outstanding balance of repurchase agreements at June 30, 2016 to manage this risk.

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

At June 30, 2016, the future minimum lease payments under the capital lease were as follows:

(dollars in thousands)
2016 remaining	$267
2017	472
2018	410
2019	430
2020	430
Thereafter	8,406

Total minimum lease payments	10,415
Less amounts representing interest	6,289

Present value of net minimum lease payments	$4,126

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

Old National contributed $19 thousand to cover benefit payments from the Restoration Plan during the six months ended June 30, 2016. Old National expects to contribute an additional $19 thousand to cover benefit payments from the Restoration Plan during the remainder of 2016.

The net periodic benefit cost and its components were as follows for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2016	2015	2016	2015
Interest cost	$440	$415	$880	$830
Expected return on plan assets	(442)	(511)	(885)	(1,023)
Recognized actuarial loss	494	531	988	1,062
Settlement loss	235	196	441	402

Net periodic benefit cost	$727	$631	$1,424	$1,271

In March 2016, we sent to participants and beneficiaries a Notice of Intent to Terminate the Employee Retirement Plan effective May 15, 2016. The complete distribution of the trust fund during the fourth quarter of 2016 is expected to result in a pre-tax charge of $11 million to $13 million and relieve Old National of all future obligations and expense.

NOTE 16 - STOCK-BASED COMPENSATION

At June 30, 2016, Old National had 4.9 million shares remaining available for issuance under the Company’s Amended and Restated 2008 Incentive Compensation Plan. The granting of awards to key employees is typically in the form of restricted stock awards or units.

Restricted Stock Awards

The Company granted 172 thousand time-based restricted stock awards to certain key officers and assumed 173 thousand time-based restricted stock awards in conjunction with the acquisition of Anchor during the six months ended June 30, 2016, with shares vesting over a thirty-six month period. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. As of June 30, 2016, unrecognized compensation expense was estimated to be $6.0 million for unvested restricted stock awards.

Old National recorded expense of $0.9 million, net of tax, during the six months ended June 30, 2016, compared to $0.5 million, net of tax, during the six months ended June 30, 2015 related to the vesting of restricted stock awards.

Restricted Stock Units

The Company granted 276 thousand shares of performance based restricted stock units to certain key officers during the six months ended June 30, 2016, with shares vesting at the end of a thirty-six month period based on the achievement of certain targets. For certain awards, the level of performance could increase or decrease the percentage of shares earned. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. As of June 30, 2016, unrecognized compensation expense was estimated to be $4.4 million.

Old National recorded stock based compensation expense, net of tax, related to restricted stock units of $1.2 million during the six months ended June 30, 2016, compared to $0.8 million during the six months ended June 30, 2015.

Stock Options

Old National has not granted stock options since 2009. However, Old National did acquire stock options through prior year acquisitions. Old National did not record any stock based compensation expense related to these stock options during the six months ended June 30, 2016 or 2015.

Stock Appreciation Rights

Old National has never granted stock appreciation rights. However, Old National did acquire stock appreciation rights through a prior year acquisition. Old National did not record any incremental expense associated with the conversion of these stock appreciation rights during the six months ended June 30, 2016 or 2015. At June 30, 2016, 81 thousand stock appreciation rights remained outstanding.

NOTE 17 - INCOME TAXES

Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statements of income for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2016	2015	2016	2015
Provision at statutory rate of 35%	$24,477	$12,290	$37,304	$22,836
Tax-exempt income	(4,233)	(3,930)	(8,401)	(7,783)
State income taxes	2,064	520	2,647	1,796
Interim period effective rate adjustment	(37)	314	(185)	1,821
ONB Insurance Group, Inc. nondeductible goodwill	8,305	—	8,305	—
Other, net	236	(235)	813	(486)

Income tax expense	$30,812	$8,959	$40,483	$18,184

Effective tax rate	44.1%	25.5%	38.0%	27.9%

In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at June 30, 2016 and 2015 based on the current estimate of the effective annual rate.

The higher effective tax rate during the three and six months ended June 30, 2016 when compared to the three and six months ended June 30, 2015 is the result of an increase in pretax book income, primarily due to the sale of ONB Insurance Group, Inc. in May 2016, as well as additional tax expense of $8.3 million to record a deferred tax liability relating to ONB Insurance Group, Inc.’s nondeductible goodwill.

Unrecognized Tax Benefits

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in thousands)	2016	2015
Balance at January 1,	$124	$77
Additions based on tax positions related to the current year	58	27
Additions based on tax positions related to prior years	584	—

Balance at June 30,	$766	$104

If recognized, approximately $0.8 million of unrecognized tax benefits, net of interest, would favorably affect the effective income tax rate in future periods.

Net Deferred Tax Assets

Significant components of net deferred tax assets (liabilities) were as follows at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
(dollars in thousands)	2016	2015
Deferred Tax Assets
Allowance for loan losses, net of recapture	$17,838	$17,125
Benefit plan accruals	19,418	18,066
AMT credit	17,152	18,378
Unrealized losses on benefit plans	3,964	4,507
Net operating loss carryforwards	66,923	2,041
Premises and equipment	7,301	12,735
Federal tax credits	35	422
Other-than-temporary impairment	3,620	3,558
Acquired loans	54,000	34,870
Lease exit obligation	2,818	2,626
Unrealized losses on available-for-sale investment securities	—	3,002
Unrealized losses on held-to-maturity investment securities	7,406	7,724
Unrealized losses on hedges	10,532	5,685
Other real estate owned	3,272	—
Other, net	2,550	4,914

Total deferred tax assets	216,829	135,653

Deferred Tax Liabilities
Accretion on investment securities	(649)	(599)
Other real estate owned	—	(284)
Purchase accounting	(18,291)	(16,615)
FDIC indemnification asset	—	(2,565)
Loan servicing rights	(9,674)	(3,890)
Unrealized losses on available-for-sale investment securities	(7,052)	—
Other, net	(1,715)	(1,716)

Total deferred tax liabilities	(37,381)	(25,669)

Net deferred tax assets	$179,448	$109,984

Net deferred tax assets increased $69.5 million since December 31, 2015 primarily due to the acquisition of Anchor. Net deferred tax assets acquired from Anchor totaled $98.2 million, consisting primarily of deferred tax assets related to federal and state net operating loss carryforwards and acquired loans. Offsetting the increases in net deferred tax assets were reversals of $28.8 million since December 31, 2015, comprised primarily of pre-acquisition book and tax differences.

Through the acquisition of Anchor in the second quarter of 2016 and Lafayette Savings Bank in the fourth quarter of 2014, both former thrifts, Old National Bank’s retained earnings at June 30, 2016 include base-year bad debt reserves, created for tax purposes prior to 1988, totaling $52.8 million. Of this total, $50.9 million was acquired from Anchor, and $1.9 million was acquired from Lafayette Savings Bank. Base-year reserves are subject to recapture in the unlikely event that Old National Bank (1) makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes, (2) redeems its stock, or (3) liquidates. Old National Bank has no intention of making such a nondividend distribution. Accordingly, under current accounting principles, a related deferred income tax liability of $19.8 million has not been recognized.

No valuation allowance was recorded at June 30, 2016 or 2015 because, based on current expectations, Old National believes it will generate sufficient income in future years to realize deferred tax assets. Old National has federal net operating loss carryforwards totaling $162.9 million at June 30, 2016 and $1.3 million at December 31, 2015. This federal net operating loss was acquired from the acquisitions of IBT in 2012 and Anchor in 2016. If not used, the federal net operating loss carryforwards will begin to expire in 2027. Old National has alternative minimum tax credit carryforwards totaling $17.2 million at June 30, 2016 and $18.4 million at December 31, 2015. The alternative minimum tax credit carryforward does not expire. Old National has state net operating loss carryforwards totaling $206.5 million at June 30, 2016 and $46.3 million at December 31, 2015. If not used, the state net operating loss carryforwards will begin to expire in 2023.

NOTE 18 - DERIVATIVE FINANCIAL INSTRUMENTS

As part of our overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, caps and floors. The notional amount of these derivative instruments was $661.5 million at June 30, 2016 and $761.5 million at December 31, 2015. The June 30, 2016 balances consist of $36.5 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its FHLB advances and $625.0 million notional amount of pay-fixed, receive-variable interest rate swaps on certain of its FHLB advances. During the first quarter of 2016, $50.0 million notional amount of receive-fixed, pay-variable interest rate swaps on certain commercial loans was terminated resulting in an immaterial gain. During the second quarter of 2016, $100.0 million notional amount of pay-fixed, receive-variable interest rate swaps on certain of its FHLB advances matured. The December 31, 2015 balances consist of consist of $36.5 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its FHLB advances, $675.0 million notional amount of pay-fixed, receive-variable interest rate swaps on certain of its FHLB advances and $50.0 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its commercial loans. These hedges were entered into to manage interest rate risk. Derivative instruments are recognized on the balance sheet at their fair value and are not reported on a net basis.

In addition, commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At June 30, 2016, the notional amount of the interest rate lock commitments was $106.3 million and forward commitments were $123.6 million. At December 31, 2015, the notional amount of the interest rate lock commitments was $30.4 million and forward commitments were $33.3 million. It is our practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans.

Old National also enters into derivative instruments for the benefit of its customers. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $569.3 million and $569.3 million, respectively, at June 30, 2016. At December 31, 2015, the notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $428.4 million and $428.4 million, respectively. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps, caps and collars. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.

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

Amounts reported in AOCI related to cash flow hedges will be reclassified to interest income or interest expense as interest payments are received or paid on the Company’s derivative instruments. During the next 12 months, the Company estimates that $0.3 million will be reclassified to interest income and $8.6 million will be reclassified to interest expense.

On the balance sheet, asset derivatives are included in other assets, and liability derivatives are included in other liabilities. The following table summarizes the fair value of derivative financial instruments utilized by Old National:

	June 30, 2016		December 31, 2015
	Asset	Liability	Asset	Liability
(dollars in thousands)	Derivatives	Derivatives	Derivatives	Derivatives
Derivatives designated as hedging instruments
Interest rate contracts	$5,134	$28,540	$3,794	$15,554

Total derivatives designated as hedging instruments	$5,134	$28,540	$3,794	$15,554

Derivatives not designated as hedging instruments
Interest rate contracts	$28,169	$28,371	$11,296	$11,414
Mortgage contracts	2,906	1,129	835	—

Total derivatives not designated as hedging instruments	$31,075	$29,500	$12,131	$11,414

Total	$36,209	$58,040	$15,925	$26,968

The effect of derivative instruments on the consolidated statements of income for the three and six months ended June 30, 2016 and 2015 are as follows:

		Three Months Ended June 30,
(dollars in thousands)		2016	2015
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$(1,310)	$(212)
Interest rate contracts (2)	Other income / (expense)	50	23

Total		$(1,260)	$(189)

Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$81	$167

Total		$81	$167

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (3)	Other income / (expense)	$(81)	$19
Mortgage contracts	Mortgage banking revenue	(35)	362

Total		$(116)	$381

		Six Months Ended June 30,
(dollars in thousands)		2016	2015
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$(2,352)	$(189)
Interest rate contracts (2)	Other income / (expense)	101	82

Total		$(2,251)	$(107)

Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$167	$333

Total		$167	$333

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (3)	Other income / (expense)	$(84)	$19
Mortgage contracts	Mortgage banking revenue	425	1,150

Total		$341	$1,169

(1)	Amounts represent the net interest payments as stated in the contractual agreements.
(2)	Amounts represent ineffectiveness on derivatives designated as fair value hedges.
(3)	Includes the valuation differences between the customer and offsetting counterparty swaps.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

LITIGATION

In the normal course of business, Old National Bancorp and its subsidiaries have been named, from time to time, as defendants in various legal actions. Certain of the actual or threatened legal actions may include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages.

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

In November 2010, Old National was named in a class action lawsuit in Vanderburgh Circuit Court challenging our checking account practices associated with the assessment of overdraft fees. On April 5, 2016, Old National entered into a settlement agreement with plaintiffs providing for a cash payment from Old National in the amount of $4,750,000 in exchange for a full release and dismissal of plaintiffs’ complaint. By entering into the settlement agreement, Old National did not admit any liability with respect to the lawsuit. The settlement amount was accrued for in the December 31, 2015 financial statements.

On April 14, 2016, the Circuit Court preliminarily approved the settlement agreement, entered an order authorizing notice of the settlement to the class participants. On June 13, 2016, the Circuit Court entered its Final Judgment and Final Order approving the class action settlement and dismissed, in its entirety, the class action lawsuit against Old National with prejudice. No other material litigation is currently pending.

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

Old National had deferred gains remaining associated with prior sale leaseback transactions totaling $35.8 million as of June 30, 2016 and $40.7 million as of December 31, 2015. The gains are being recognized over the remaining term of the leases. The leases had original terms ranging from five to twenty-four years. New accounting guidance has been issued for leases, and it is probable that this accounting treatment will change in the future.

CREDIT-RELATED FINANCIAL INSTRUMENTS

In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $2.251 billion and standby letters of credit of $61.6 million at June 30, 2016. At June 30, 2016, approximately $2.136 billion of the loan commitments had fixed rates and $115.8 million had floating rates, with the floating interest rates ranging from 0% to 25%. At December 31, 2015, loan commitments totaled $1.746 billion and standby letters of credit totaled $62.6 million. These commitments are not reflected in the consolidated financial statements. The allowance for unfunded loan commitments totaled $4.4 million at June 30, 2016 and $3.6 million at December 31, 2015.

Old National had credit extensions with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients totaling $13.8 million at June 30, 2016 and $14.5 million at December 31, 2015. Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $12.9 million at June 30, 2016 and $13.6 million December 31, 2015. Old National did not provide collateral for the remaining credit extensions.

NOTE 20 - FINANCIAL GUARANTEES

Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires the Company to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At June 30, 2016, the notional amount of standby letters of credit was $61.6 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.4 million. At December 31, 2015, the notional amount of standby letters of credit was $62.6 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.4 million.

Old National entered into a risk participation in an interest rate swap during the second quarter of 2007, which had a notional amount of $7.2 million at June 30, 2016. Old National entered into an additional risk participation in an interest rate swap during the third quarter of 2014, which had a notional amount of $10.9 million at June 30, 2016.

NOTE 21 – SEGMENT INFORMATION

During the second quarter of 2016, Old National sold its insurance operations, ONB Insurance Group, Inc. During the year ended December 31, 2015, the insurance segment’s net income was $2.1 million and its assets totaled $61.8 million at December 31, 2015. In conjunction with the divestiture, Old National re-evaluated its business segments.

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Old National Bank, Old National’s bank subsidiary, is the only significant subsidiary upon which management makes decisions regarding how to allocate resources and assess performance. Each of the branches of Old National Bank provide a group of similar community banking services, including such products and services as commercial, real estate and consumer loans, time deposits, checking and savings accounts, cash management, brokerage, trust, and investment advisory services. The individual bank branches located throughout our Midwest footprint have similar operating and economic characteristics. While the chief decision maker monitors the revenue streams of the various products, services, and regional locations, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the community banking services and branch locations are considered by management to be aggregated into one reportable operating segment, community banking.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at June 30, 2016 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Trading securities	$4,838	$4,838	$—	$—
Investment securities available-for-sale:
U.S. Treasury	12,269	12,269	—	—
U.S. government-sponsored entities and agencies	540,775	—	540,775	—
Mortgage-backed securities - Agency	1,336,605	—	1,336,605	—
States and political subdivisions	417,163	—	417,163	—
Pooled trust preferred securities	6,720	—	—	6,720
Other securities	335,369	32,139	303,230	—
Residential loans held for sale	44,422	—	44,422	—
Derivative assets	36,209	—	36,209	—
Financial Liabilities
Derivative liabilities	58,040	—	58,040	—

		Fair Value Measurements at December 31, 2015 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Trading securities	$3,941	$3,941	$—	$—
Investment securities available-for-sale:
U.S. Treasury	12,150	12,150	—	—
U.S. government-sponsored entities and agencies	613,550	—	613,550	—
Mortgage-backed securities - Agency	1,066,361	—	1,066,361	—
States and political subdivisions	387,296	—	387,296	—
Pooled trust preferred securities	7,900	—	—	7,900
Other securities	330,964	31,443	299,521	—
Residential loans held for sale	13,810	—	13,810	—
Derivative assets	15,925	—	15,925	—
Financial Liabilities
Derivative liabilities	26,968	—	26,968	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2016:

(dollars in thousands)	Pooled Trust Preferred Securities Available-for-Sale
Balance at January 1, 2016	$7,900
Accretion of discount	9
Sales/payments received	(270)
Decrease in fair value of securities	(919)

Balance at June 30, 2016	$6,720

The accretion of discounts on securities totaling $9 thousand for the six months ended June 30, 2016 is included in interest income. The decrease in fair value is reflected in the balance sheet as a decrease in the fair value of investment securities available-for-sale, a decrease in accumulated other comprehensive income (included in shareholders’ equity), and an increase in other assets related to the tax impact.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2015:

(dollars in thousands)	Pooled Trust Preferred Securities Available-for-Sale	State and Political Subdivisions
Balance at January 1, 2015	$6,607	$325
Accretion of discount	9	—
Sales/payments received	(514)	—
Matured securities	—	(325)
Increase in fair value of securities	994	—

Balance at June 30, 2015	$7,096	$—

The accretion of discounts on securities totaling $9 thousand for the six months ended June 30, 2015 is included in interest income. The increase in fair value is reflected in the balance sheet as an increase in the fair value of investment securities available-for-sale, an increase in accumulated other comprehensive income (included in shareholders’ equity), and a decrease in other assets related to the tax impact.

The tables below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy as of June 30, 2016 and December 31, 2015:

	Fair Value at	Valuation	Unobservable	Range (Weighted
(dollars in thousands)	June 30, 2016	Techniques	Input	Average)
Pooled trust preferred securities	$6,720	Discounted cash flow	Constant prepayment rate (a)	0.00%
			Additional asset defaults (b)	3.3% - 4.4%(4.1%)
			Expected asset recoveries (c)	0.0% - 9.8%(2.7%)

(a)	Assuming no prepayments.
(b)	Each currently performing pool asset is assigned a default probability based on the banking environment, which is adjusted for specific issuer evaluation, of 0%, 50%, or 100%.
(c)	Each currently defaulted pool asset is assigned a recovery probability based on specific issuer evaluation of 0%, 25%, or 100%.

	Fair Value at	Valuation	Unobservable	Range (Weighted
(dollars in thousands)	Dec. 31, 2015	Techniques	Input	Average)
Pooled trust preferred securities	$7,900	Discounted cash flow	Constant prepayment rate (a)	0.00%
			Additional asset defaults (b)	4.1% - 11.5%(8.1%)
			Expected asset recoveries (c)	0.0% - 11.5%(3.1%)

(a)	Assuming no prepayments.
(b)	Each currently performing pool asset is assigned a default probability based on the banking environment, which is adjusted for specific issuer evaluation, of 0%, 50%, or 100%.
(c)	Each currently defaulted pool asset is assigned a recovery probability based on specific issuer evaluation of 0%, 25%, or 100%.

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

Assets measured at fair value on a non-recurring basis at June 30, 2016 are summarized below:

		Fair Value Measurements at June 30, 2016 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Collateral Dependent Impaired Loans
Commercial loans	$11,218	$—	$—	$11,218
Commercial real estate loans	15,064	—	—	15,064
Foreclosed Assets
Commercial real estate	1,263	—	—	1,263
Residential	296	—	—	296

Impaired commercial and commercial real estate loans that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral. These impaired commercial and commercial real estate loans had a principal amount of $37.7 million, with a valuation allowance of $11.4 million at June 30, 2016. Old National recorded provision expense associated with these loans totaling $1.5 million for the three months ended June 30, 2016 and $3.7 million for the six months ended June 30, 2016. Old National recorded provision expense associated with impaired commercial and commercial real estate loans that were deemed collateral dependent totaling $2.8 million for the three months ended June 30, 2015 and $7.6 million for the six months ended June 30, 2015.

Other real estate owned and other repossessed property is measured at fair value less costs to sell and had a net carrying amount of $1.6 million at June 30, 2016. The estimates of fair value are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral. There were write-downs of other real estate owned of $1.8 million for the three months ended June 30, 2016 and $2.2 for the six months ended June 30, 2016. There were write-downs of other real estate owned of $0.4 million for the three months ended June 30, 2015 and $1.5 for the six months ended June 30, 2015.

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

The tables below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

	Fair Value at	Valuation	Unobservable	Range (Weighted
(dollars in thousands)	June 30, 2016	Techniques	Input	Average)
Collateral Dependent Impaired Loans
Commercial loans	$11,218	Fair value of collateral	Discount for type of property, age of appraisal, and current status	0% - 98% (47%)

Commercial real estate loans	15,064	Fair value of collateral	Discount for type of property, age of appraisal and current status	10% - 51% (35%)

Foreclosed Assets
Commercial real estate	1,263	Fair value of collateral	Discount for type of property, age of appraisal, and current status	0% - 58% (23%)

Residential	296	Fair value of collateral	Discount for type of property, age of appraisal, and current status	7% - 47% (31%)

	Fair Value at	Valuation	Unobservable	Range (Weighted
(dollars in thousands)	Dec. 31, 2015	Techniques	Input	Average)
Collateral Dependent Impaired Loans
Commercial loans	$13,332	Fair value of collateral	Discount for type of property, age of appraisal, and current status	0% - 86% (28%)

Commercial real estate loans	11,857	Fair value of collateral	Discount for type of property, age of appraisal, and current status	0% - 61% (33%)

Foreclosed Assets
Commercial real estate	2,526	Fair value of collateral	Discount for type of property, age of appraisal, and current status	3% - 80% (26%)

Residential	203	Fair value of collateral	Discount for type of property, age of appraisal, and current status	7% - 53% (29%)

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

We have elected the fair value option for residential loans held for sale. For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status). None of these loans are 90 days or more past due, nor are any on nonaccrual status. Included in the income statement is interest income for loans held for sale totaling $26 thousand for the three months ended June 30, 2016 and $48 thousand for the six months ended June 30, 2016. Included in the income statement is interest income for loans held for sale totaling $45 thousand for the three months ended June 30, 2015 and $84 thousand for the six months ended June 30, 2015.

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

The difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected as of June 30, 2016 and December 31, 2015 is as follows:

	Aggregate		Contractual
(dollars in thousands)	Fair Value	Difference	Principal
June 30, 2016
Residential loans held for sale	$44,422	$1,453	$42,969

December 31, 2015
Residential loans held for sale	$13,810	$236	$13,574

Accrued interest at period end is included in the fair value of the instruments.

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three and six months ended June 30:

(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Three months ended June 30, 2016
Residential loans held for sale	$846	$1	$—	$847

Three months ended June 30, 2015
Residential loans held for sale	$(430)	$1	$—	$(429)

Six months ended June 30, 2016
Residential loans held for sale	$1,218	$—	$—	$1,218

Six months ended June 30, 2015
Residential loans held for sale	$(213)	$1	$—	$(212)

The carrying amounts and estimated fair values of financial instruments, not previously presented in this note, at June 30, 2016 and December 31, 2015 are as follows:

		Fair Value Measurements at June 30, 2016 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash, due from banks, federal funds sold, and money market investments	$267,920	$267,920	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	141,220	—	143,148	—
Mortgage-backed securities - Agency	13,200	—	13,723	—
State and political subdivisions	711,537	—	782,984	—
Federal Home Loan Bank/Federal Reserve Bank stock	90,742	N/A	N/A	N/A
Loans, net:
Commercial	1,869,544	—	—	1,978,864
Commercial real estate	2,925,317	—	—	3,215,841
Residential real estate	2,098,311	—	—	2,354,067
Consumer credit	1,885,182	—	—	2,062,010
Accrued interest receivable	79,536	29	23,155	56,352

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$2,883,917	$2,883,917	$—	$—
NOW, savings, and money market deposits	6,088,664	6,088,664	—	—
Time deposits	1,479,021	—	1,484,973	—
Short-term borrowings:
Federal funds purchased	263,536	263,536	—	—
Repurchase agreements	304,123	304,123	—	—
Other borrowings:
Senior unsecured bank notes	173,740	—	186,383	—
Junior subordinated debentures	40,790	—	32,984	—
Repurchase agreements	50,000	—	51,203	—
Federal Home Loan Bank advances	1,099,240	—	—	1,110,405
Capital lease obligation	4,126	—	4,963	—
Accrued interest payable	6	—	6	—
Standby letters of credit	361	—	—	361

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$4,507

N/A = not applicable

		Fair Value Measurements at December 31, 2015 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash, due from banks, federal funds sold, and money market investments	$219,818	$219,818	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	142,864	—	145,763	—
Mortgage-backed securities - Agency	16,042	—	16,604	—
State and political subdivisions	713,205	—	767,050	—
Federal Home Loan Bank/Federal Reserve Bank stock	86,146	N/A	N/A	N/A
Loans, net (including covered loans):
Commercial	1,788,593	—	—	1,829,824
Commercial real estate	1,852,979	—	—	1,946,163
Residential real estate	1,659,284	—	—	1,745,248
Consumer credit	1,595,316	—	—	1,587,879
FDIC indemnification asset	9,030	—	—	5,700
Accrued interest receivable	69,098	29	22,821	46,248

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$2,488,855	$2,488,855	$—	$—
NOW, savings, and money market deposits	4,911,938	4,911,938	—	—
Time deposits	1,000,067	—	998,878	—
Short-term borrowings:
Federal funds purchased	241,090	241,090	—	—
Repurchase agreements	337,409	337,409	—	—
Other short-term borrowings	50,000	50,000	—	—
Other borrowings:
Senior unsecured bank notes	173,662	—	162,445	—
Junior subordinated debentures	40,558	—	33,318	—
Repurchase agreements	50,000	—	51,370	—
Federal Home Loan Bank advances	1,023,491	—	—	1,029,779
Capital lease obligation	4,036	—	5,375	—
Accrued interest payable	4,859	—	4,859	—
Standby letters of credit	429	—	—	429

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$2,364

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

FDIC indemnification asset: The loss sharing asset was measured separately from the related covered assets as it was not contractually embedded in the assets and was not transferable with the assets should we have chosen to dispose of the assets. Fair value was originally estimated using projected cash flows related to the loss sharing agreement based on the expected reimbursements for losses and the applicable loss sharing percentage and these projected cash flows were updated with the cash flow estimates on covered assets. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC (Level 3).

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of our results of operations for the three and six months ended June 30, 2016 and 2015, and financial condition as of June 30, 2016, compared to June 30, 2015 and December 31, 2015. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. This discussion contains forward-looking statements concerning our business that are based on estimates and involves certain risks and uncertainties. Therefore, future results could differ significantly from our current expectations and the related forward-looking statements.

EXECUTIVE SUMMARY

During the second quarter of 2016, net income was $39.1 million, or $0.31 per diluted share. This compares to $26.2 million, or $0.22 per diluted share reported in the second quarter of 2015.

We completed our previously announced acquisition of Anchor BanCorp Wisconsin Inc. (“Anchor”) during the second quarter of 2016, increasing our asset size by $2.166 billion and representing our entry into the demographically attractive Wisconsin markets of Madison, Fox Valley, and Milwaukee. Acquisition and integration charges of $7.2 million were recorded during the quarter.

In addition, we finalized the sale of Old National Insurance (“ONI”) to Prime Risk Partners receiving $91.8 million in cash and recognizing an after-tax gain of $17.6 million. The second quarter of 2016 also marked the end of our loss share agreements with the FDIC, resulting in a nominal gain.

Management’s primary focus, however, remains basic banking – loan growth, fee income, and expense management:

Loan Growth: Our loan balances, excluding loans held for sale, grew $1.823 billion to $8.830 billion at June 30, 2016 compared to $7.007 billion at the end of the first quarter. This loan growth was attributable to the $1.637 billion loans acquired from Anchor in addition to $186.5 million of organic loan growth during the quarter. Our new Wisconsin region produced $38.9 million of new loans from the May 1, 2016, acquisition date to the end of the quarter, representing annualized growth of 14.2%. We are encouraged by the level of loan demand experienced in the first half of 2016, and our sales teams remain energized and committed to building new relationships throughout our entire footprint.

Fee Income: We remain keenly focused on fee revenue. Service charge fees on deposit accounts remain challenged and declined year over year, due in part to our divestiture of the southern Illinois region during the third quarter of 2015, partially offset by the acquisition of Anchor. Likewise, debit card fee income declined year over year, driven by the Durbin Amendment, which limits interchange fees on debit card transactions for banks with $10 billion or more in assets and became effective for us on July 1, 2015. Despite these headwinds, we believe we are positioned well and are optimistic that wealth management fee revenue will improve to the extent that our fixed income and equity markets improve.

Expenses: Consistent with our expense management strategy, Old National notified participants and beneficiaries of our intent to terminate the Employee Retirement Plan, which has been frozen since 2005. The complete distribution of the trust fund during the fourth quarter of 2016 is expected to result in a pre-tax charge of $11 million to $13 million and relieve Old National of all future obligations and expense. In addition, the first half of 2016 benefitted from the early retirement program and branch rationalization projects completed during 2015. We will continue to monitor our service and delivery network.

RESULTS OF OPERATIONS

The following table sets forth certain income statement information of Old National for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(dollars in thousands)	2016	2015	Change	2016	2015	Change
Income Statement Summary:
Net interest income	$99,340	$92,097	7.9%	$184,983	$183,090	1.0%
Provision for loan losses	1,319	2,271	(41.9)	1,410	2,272	(37.9)
Noninterest income	93,385	54,979	69.9	142,836	110,274	29.5
Noninterest expense	121,472	109,690	10.7	219,827	225,846	(2.7)
Other Data:
Return on average common equity	9.22%	7.11%		8.26%	6.33%
Efficiency ratio (1)	60.22	70.52		63.76	73.36
Tier 1 leverage ratio	8.86	8.20		8.86	8.20
Net charge-offs/(recoveries) to average loans	0.01	0.06		0.05	0.00

(1)	Efficiency ratio is defined as noninterest expense before amortization of intangibles as a percent of fully taxable net interest income and noninterest income, excluding net gains from securities transactions. This presentation excludes intangible amortization and net securities gains, as is common in other company disclosures, and better aligns with true operating performance. This is a non-GAAP financial measure that management believes to be helpful in understanding Old National’s results of operations.

Net Interest Income

Net interest income is the most significant component of our earnings, comprising 56% of revenues for the six months ended June 30, 2016. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from client deposits generally costs less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2016	2015	2016	2015
Net interest income	$99,340	$92,097	$184,983	$183,090
Conversion to fully taxable equivalent	5,267	4,757	10,467	9,415

Net interest income - taxable equivalent basis	$104,607	$96,854	$195,450	$192,505

Average earning assets	$11,726,383	$10,325,938	$11,028,706	$10,335,997

Net interest margin	3.39%	3.57%	3.35%	3.54%
Net interest margin - taxable equivalent basis	3.57%	3.75%	3.54%	3.72%

Net interest income for the three and six months ended June 30, 2016 and 2015 includes accretion income (interest income in excess of contractual interest income) associated with acquired loans. Excluding this accretion income, net interest income on a fully taxable equivalent basis would have been $90.4 million for the three months ended June 30, 2016 and $170.0 million for the six months ended June 30, 2016, compared to $81.3 million for the three months ended June 30, 2015 and $162.4 million for the six months ended June 30, 2016; and the net interest margin on a fully taxable equivalent basis would have been 3.08% for the three and six months ended June 30, 2016, compared to 3.15% for the three months ended June 30, 2015 and 3.14% for the six months ended June 30, 2015.

The increase in net interest income for the three and six months ended June 30, 2016 when compared to the same periods in 2015 was primarily due to increases in average earning assets of $1.400 billion in the three months ended June 30, 2016 and $692.7 million in the six months ended June 30, 2016 when compared to the same periods in 2015. Partially offsetting the higher average earning assets were decreases in accretion income of $1.4 million in the three months ended June 30, 2016 and $4.7 million in the six months ended June 30, 2016 when compared to the same periods in 2015 reflecting higher payoffs of purchased credit impaired loans in 2015 when compared to the six months ended June 30, 2016. We expect accretion income on these purchased credit impaired loans to decrease over time, but this may be offset by future acquisitions.

The decrease in the net interest margin for the three and six months ended June 30, 2016 when compared to the same periods in 2015 was primarily due to lower yields associated with decreased accretion income on acquired loans, lower interest rates on interest earning assets, higher costs of interest bearing liabilities, and a change in the mix of average interest earning assets and interest bearing liabilities. The yield on interest earning assets decreased 10 basis points and the cost of interest-bearing liabilities increased 8 basis points in the quarterly year-over-year comparison. The yield on interest earning assets is calculated by dividing annualized taxable equivalent net interest income by average interest earning assets while the cost of interest-bearing liabilities is calculated by dividing annualized interest expense by average interest-bearing liabilities. The yield on interest earning assets decreased 11 basis points and the cost of interest-bearing liabilities increased 10 basis points in the six months ended June 30, 2016 when compared to the six months ended June 30, 2015.

Average earning assets were $11.726 billion for the three months ended June 30, 2016, compared to $10.326 billion for the three months ended June 30, 2015, an increase of $1.400 billion, or 14%. Average earning assets were $11.029 billion for the six months ended June 30, 2016, compared to $10.336 billion for the six months ended June 30, 2015, an increase of $692.7 million, or 7%. The increases in average earning assets for the three and six months ended June 30, 2016 were primarily due to the acquisition of Anchor in May 2016. The loan portfolio including loans held for sale, which generally has an average yield higher than the investment portfolio, was approximately 69% of average interest earning assets for the six months ended June 30, 2016, compared to 67% for the six months ended June 30, 2015.

Average loans including loans held for sale increased $1.303 billion for the three months ended June 30, 2016 and $715.5 million for the six months ended June 30, 2016 when compared to the same periods in 2015 reflecting the Anchor acquisition, along with organic loan growth. These increases were partially offset by the sale of $193.6 million of loans associated with our branch divestitures during the third quarter of 2015.

Average investments increased $97.4 million for the three months ended June 30, 2016 and decreased $22.8 million for the six months ended June 30, 2016 when compared to the same periods in 2015. Average investments resulting from the Anchor acquisition totaled $158.3 million for the three months ended June 30, 2016 and $79.1 million for the six months ended June 30, 2016.

Average non-interest bearing deposits increased $209.7 million for the three months ended June 30, 2016 and $89.8 million for the six months ended June 30, 2016 when compared to the same periods in 2015 reflecting the Anchor acquisition. Average interest bearing deposits increased $762.0 million for the three months ended June 30, 2016 and $169.1 million for the six months ended June 30, 2016 when compared to the same periods in 2015 reflecting the Anchor acquisition. These increases were partially offset by a $555.8 million reduction associated with our branch divestitures during the third quarter of 2015.

Average borrowed funds increased $416.4 million for the three months ended June 30, 2016 and $432.7 million for the six months ended June 30, 2016 when compared to the same periods in 2015.

Provision for Loan Losses

The provision for loan losses was $1.3 million for the three months ended June 30, 2016, compared to $2.3 million for the three months ended June 30, 2015. Net charge-offs totaled $0.2 million during the three months ended June 30, 2016, compared to $1.0 million during the three months ended June 30, 2015. The provision for loan losses was $1.4 million for the six months ended June 30, 2016, compared to $2.3 million for the six months ended June 30, 2015. Net charge-offs totaled $1.8 million during the six months ended June 30, 2016, compared to net recoveries of $0.1 million during the six months ended June 30, 2015. Continued loan growth in future periods, increases in net charge-offs, or credit quality deterioration would result in additional provision expense.

Noninterest Income

We generate revenues in the form of noninterest income through client fees and sales commissions from our core banking franchise and other related businesses, such as wealth management, investment consulting, and investment products. Noninterest income for the three months ended June 30, 2016 was $93.4 million, an increase of $38.4 million, or 70%, compared to $55.0 million for the three months ended June 30, 2015. Noninterest income for the six months ended June 30, 2016 was $142.8 million, an increase of $32.6 million, or 30%, compared to $110.3 million for the six months ended June 30, 2015. The increases were primarily due to a pre-tax gain of $41.9 million resulting from the sale of ONB Insurance Group, Inc. (“ONI”) in May 2016 and noninterest income attributable to the Anchor acquisition. The increases in noninterest income were partially offset by lower debit card and ATM fees, service charges and overdraft fees, and insurance premiums and commissions.

Wealth management fees decreased $0.5 million for the six months ended June 30, 2016 when compared to the same period in 2015 reflecting lower personal trust fees and fiduciary account fees. Wealth management fees fluctuate in tandem with the fixed income and equities markets.

Service charges and overdraft fees were $10.4 million for the three months ended June 30, 2016, a $0.9 million decrease from $11.3 million for the three months ended June 30, 2015. Service charges and overdraft fees were $20.1 million for the six months ended June 30, 2016, a $2.2 million decrease from $22.3 million for the six months ended June 30, 2015. The decreases were primarily due to our divestiture of the southern Illinois region during the third quarter of 2015, partially offset by service charges and overdraft fees attributable to the Anchor acquisition.

Debit card and ATM fees decreased $2.6 million for the three months ended June 30, 2016 and $5.6 million for the six months ended June 30, 2016 when compared to the same periods in 2015 as the Durbin Amendment, which limits interchange fees on debit card transactions for banks with $10 billion or more in assets, became effective for us on July 1, 2015. The decreases in debit card and ATM fees were partially offset by debit card and ATM fees attributable to the Anchor acquisition.

Insurance premiums and commissions decreased $3.1 million for the three months ended June 30, 2016 and $2.0 million for the six months ended June 30, 2016 when compared to the same periods in 2015 reflecting the sale of ONI in May 2016.

In the second quarter of 2016, we recorded a $41.9 million pre-tax gain resulting from the sale of ONB Insurance Group, Inc. in May 2016. The after-tax gain related to the sale totaled $17.6 million.

Noninterest Income Related to Covered Assets

In 2011, Old National acquired the banking operations of Integra Bank N.A. in an FDIC-assisted transaction. The FDIC had agreed to reimburse Old National for losses incurred on certain acquired loans, and we recorded an indemnification asset at fair value on the date that we acquired these loans. The indemnification asset, on the acquisition date, reflected the reimbursements expected to be received from the FDIC. Deterioration in the expected credit quality of both OREO and loans increased the basis of the indemnification asset. The offset for both OREO and loans was recorded through the consolidated statement of income. Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the remaining life of the loans) decreased the basis of the indemnification asset, with the decrease being amortized into income over the same period or the life of the loss share agreements, whichever was shorter.

Old National entered into an agreement with the FDIC on June 22, 2016 to terminate its loss share agreements. Under the early termination agreement, the FDIC made a final payment of $8.7 million to Old National as consideration for the early termination. After the elimination of the remaining FDIC indemnification asset and the payment of settlement charges, Old National realized a pre-tax gain of $0.2 million during the three months ended June 30, 2016. All remaining assets that were covered by the loss share arrangements were reclassified to noncovered assets effective June 22, 2016. All future gains and losses associated with covered assets will be recognized entirely by Old National.

Changes in the FDIC indemnification asset resulted in a positive adjustment to noninterest income of $0.9 million for the three months ended June 30, 2016, compared to a negative adjustment to noninterest income of $1.5 million for the three months ended June 30, 2015. Changes in the FDIC indemnification asset resulted in a positive adjustment to noninterest income of $0.2 million for the six months ended June 30, 2016, compared to a negative adjustment to noninterest income of $2.5 million for the six months ended June 30, 2015.

Noninterest Expense

Noninterest expense for the three months ended June 30, 2016 totaled $121.5 million, an increase of $11.8 million, or 11%, from $109.7 million for the three months ended June 30, 2015. The increase was primarily due to higher salaries and benefits, charitable contributions, professional fees, other real estate owned expenses, and marketing expenses. Operating expenses associated with the acquisition of Anchor totaled $11.4 million for the three months ended June 30, 2016. In addition, noninterest expense also included acquisition and integration costs associated with Anchor totaling $7.2 million. Noninterest expense for the three months ended June 30, 2015 included $1.5 million of acquisition and integration costs associated with prior acquisitions and $4.0 million of costs associated with branch divestitures, closures and consolidations.

Noninterest expense for the six months ended June 30, 2016 totaled $219.8 million, a decrease of $6.0 million, or 3%, from $225.8 million for the six months ended June 30, 2015. The decrease was primarily due to lower salaries and benefits, occupancy expenses, and equipment expenses. The decreases in noninterest expense were partially offset by higher charitable contributions, professional fees, and marketing expenses. Operating expenses associated with the acquisition of Anchor totaled $11.3 million for the six months ended June 30, 2016. In addition, noninterest expense also included acquisition and integration costs associated with Anchor totaling $8.7 million. Noninterest expense for the six months ended June 30, 2015 included $5.5 million of acquisition and integration costs associated with prior acquisitions and $6.6 million of costs associated with branch divestitures, closures and consolidations.

Salaries and benefits is the largest component of noninterest expense. For the three months ended June 30, 2016, salaries and benefits increased $3.5 million to $62.7 million when compared to $59.2 million for the three months ended June 30, 2015. Salaries and benefits associated with the acquisition of Anchor totaled $9.5 million for the three months ended June 30, 2016. The increase in salaries and benefits for the three months ended June 30, 2016 was partially offset by lower salaries and benefits expenses resulting from the sale of ONI in May 2016, branch divestures and consolidations in the third quarter of 2015, and lower hospitalization expense of $0.2 million. Salaries and benefits for the six months ended June 30, 2016 totaled $119.7 million, a decrease of $9.2 million from

$128.9 million for the six months ended June 30, 2015. The decrease in salaries and benefits for the six months ended June 30, 2016 was primarily due to lower salaries and benefits expenses resulting from the sale of ONI in May 2016, branch divestures and consolidations in the third quarter of 2015, and lower hospitalization expense of $1.6 million. In addition, severance expense related to early retirement offers and other workforce reductions totaling $4.4 million were included in the six months ended June 30, 2015. The decrease in salaries and benefits for the six months ended June 30, 2016 was partially offset by salaries and benefits associated with the acquisition of Anchor totaling $9.5 million. In March 2016, we sent to participants and beneficiaries a Notice of Intent to Terminate the Employee Retirement Plan, which has been frozen since December 31, 2005. We expect to record an estimated settlement loss of approximately $11 million to $13 million in the fourth quarter of 2016.

Occupancy expenses decreased $0.6 million for the three months ended June 30, 2016 and $2.0 million for the six months ended June 30, 2016 when compared to the same periods in 2015 primarily due to branch divestures and consolidations in the third quarter of 2015. The decreases were partially offset by occupancy expenses attributable to the Anchor acquisition.

Professional fees increased $1.8 million for the three months ended June 30, 2016 and $2.0 million for the six months ended June 30, 2016 when compared to the same periods in 2015 primarily due additional expenses recorded in 2016 associated with the Anchor acquisition.

Other expense was $10.2 million for the three months ended June 30, 2016, compared to $7.5 million for the three months ended June 30, 2015. Other expense was $14.1 million for the six months ended June 30, 2016, compared to $12.9 million for the six months ended June 30, 2015. The increases reflected higher charitable contributions of $3.6 million for the three months ended June 30, 2016 and $2.9 million for the six months ended June 30, 2016, higher provision for unfunded commitments of $2.2 million for the six months ended June 30, 2016, and other expenses associated with the Anchor acquisition of $1.5 million for the three and six months ended June 30, 2016. Offsetting these increases were decreases in costs associated with branch divestitures, closures, and consolidations primarily due to asset impairments and lease termination settlements totaling $3.4 million for the three months ended June 30, 2015 and $5.3 million for the six months ended June 30, 2015.

Provision for Income Taxes

We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The provision for income taxes, as a percentage of pre-tax income, was 44.1% for the three months ended June 30, 2016, compared to 25.5% for the three months ended June 30, 2015. The provision for income taxes, as a percentage of pre-tax income, was 38.0% for the six months ended June 30, 2016, compared to 27.9% for the six months ended June 30, 2015. In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at June 30, 2016 based on the current estimate of the effective annual rate. The higher effective tax rate during the three and six months ended June 30, 2016 when compared to the three and six months ended June 30, 2015 is the result of an increase in pretax book income, primarily due to the sale of ONB Insurance Group, Inc. in May 2016, as well as additional tax expense of $8.3 million to record a deferred tax liability relating to ONB Insurance Group, Inc.’s nondeductible goodwill. See Note 17 to the consolidated financial statements for additional information.

FINANCIAL CONDITION

Overview

At June 30, 2016, our assets were $14.420 billion, a $2.346 billion increase compared to assets of $12.074 billion at June 30, 2015, and a $2.429 billion increase compared to assets of $11.992 billion at December 31, 2015. The increases were primarily due to the acquisition of Anchor in May 2016, which had $2.166 billion in assets as of the closing date of the acquisition.

Earning Assets

Our earning assets are comprised of investment securities, portfolio loans, loans held for sale, money market investments, interest earning accounts with the Federal Reserve, and trading securities. Earning assets were $12.547 billion at June 30, 2016, a $2.076 billion increase compared to earning assets of $10.471 billion at June 30, 2015, and a $2.076 billion increase compared to earning assets of $10.471 billion at December 31, 2015.

Investment Securities

We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements. However, we also have $13.2 million of 15- and 20-year fixed-rate mortgage-backed securities, $141.2 million of U.S. government-sponsored entity and agency securities, and $711.5 million of state and political subdivision securities in our held-to-maturity investment portfolio at June 30, 2016.

Trading securities, which consist of mutual funds held in trusts associated with deferred compensation plans for former directors and executives, are recorded at fair value and totaled $4.8 million at June 30, 2016 compared to $4.0 million at June 30, 2015.

At June 30, 2016, the investment securities portfolio was $3.610 billion compared to $3.471 billion at June 30, 2015, an increase of $139.0 million, or 4.0%. Investment securities increased $230.0 million, or 7%, compared to December 31, 2015. Investment securities represented 29% of earning assets at June 30, 2016, compared to 33% at June 30, 2015, and 32% at December 31, 2015. Investment securities attributable to the Anchor acquisition totaled $239.8 million as of the closing date of the acquisition. Investment securities also decreased as a percentage of total earning assets due to a proportionately larger increase in loan balances. Stronger commercial loan demand in the future and management’s decision to deleverage the balance sheet could result in a reduction in the securities portfolio. As of June 30, 2016, Old National does not intend to sell any securities in an unrealized loss position and does not believe it will be required to sell such securities.

The investment securities available-for-sale portfolio had net unrealized gains of $21.7 million at June 30, 2016, compared to net unrealized losses of $12.4 million at June 30, 2015, and net unrealized losses of $5.8 million at December 31, 2015. Net unrealized gains (losses) improved from December 31, 2015 to June 30, 2016 due to a decline in interest rates and a change in the mix of investment securities.

The investment portfolio had an effective duration of 3.59 at June 30, 2016, compared to 4.23 at June 30, 2015, and 3.99 at December 31, 2015. Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates. Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage. The annualized average yields on investment securities, on a taxable equivalent basis, were 2.80% for the three months ended June 30, 2016 and 2015, and 2.87% for the three months ended December 31, 2015. The annualized average yields on investment securities, on a taxable equivalent basis, were 2.87% for the six months ended June 30, 2016, compared to 2.77% for the six months ended June 30, 2015, and 2.82% for the year ended December 31, 2015.

Loans Held for Sale

Loans held for sale were $44.4 million at June 30, 2016, compared to $217.7 million at June 30, 2015 and $13.8 million at December 31, 2015. Included in loans held for sale at June 30, 2016 were $44.4 million of mortgage loans held for immediate sale in the secondary market. Included in loans held for sale at June 30, 2015 were $197.4 million of loans identified to be sold in connection with the southern Illinois and eastern Indiana branch divestitures, and $20.3 million of mortgage loans held for immediate sale in the secondary market. The mortgage loans are sold at or prior to origination at a contracted price to an outside investor on a best efforts basis and remain on the Company’s balance sheet for a short period of time (typically 30 to 60 days). These loans are sold without recourse and Old National has experienced no material losses. Mortgage originations are subject to volatility due to interest rates and home sales.

We have elected the fair value option under FASB ASC 825-10 (SFAS No. 159) for residential loans held for sale. The aggregate fair value exceeded the unpaid principal balance by $1.5 million as of June 30, 2016 and $0.2 million as of June 30, 2015. The aggregate fair value exceeded the unpaid principal balance by $0.2 million as of December 31, 2015.

During the fourth quarter of 2014, $197.9 million of loans were reclassified to loans held for sale at the lower of cost or fair value. When the branch divestitures closed during the third quarter of 2015, these loans were valued at $193.6 million, resulting in a gain of $0.1 million. At June 30, 2016, there were no loans held for sale under this arrangement. See Note 3 to the consolidated financial statements for additional information.

Commercial and Commercial Real Estate Loans

Commercial and commercial real estate loans are the largest classification within earning assets, representing 39% of earning assets at June 30, 2016, compared to 34% at June 30, 2015, and 35% at December 31, 2015. At June 30, 2016, commercial and commercial real estate loans were $4.837 billion, an increase of $1.242 billion, or 35%, compared to June 30, 2015, and an increase of $1.153 billion, or 31%, compared to December 31, 2015. Commercial and commercial real estate loans attributable to the Anchor acquisition totaled $967.4 million as of the closing date of the acquisition.

Residential Real Estate Loans

At June 30, 2016, residential real estate loans held in our loan portfolio were $2.100 billion, an increase of $457.7 million, or 28%, compared to June 30, 2015, and an increase of $438.4 million, or 26%, compared to December 31, 2015. Residential real estate loans attributable to the Anchor acquisition totaled $456.1 million as of the closing date of the acquisition.

Consumer Loans

At June 30, 2016, consumer loans, including automobile loans and personal and home equity loans and lines of credit, increased $364.4 million, or 24%, compared to June 30, 2015, and increased $290.0 million, or 18%, from December 31, 2015. Consumer loans attributable to the Anchor acquisition totaled $213.0 million as of the closing date of the acquisition.

Covered Assets

On July 29, 2011, Old National acquired the banking operations of Integra in an FDIC assisted transaction. We entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans, and OREO. Loans comprised the majority of the assets acquired and were subject to loss share agreements with the FDIC whereby Old National was indemnified against 80% of losses up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0% reimbursement, and 80% of losses in excess of $467.2 million with respect to covered assets.

Old National entered into an agreement with the FDIC on June 22, 2016 to terminate its loss share agreements. Under the early termination agreement, the FDIC made a final payment of $8.7 million to Old National as consideration for the early termination. After the elimination of the remaining FDIC indemnification asset and the payment of settlement charges, Old National realized a pre-tax gain of $0.2 million during the three months ended June 30, 2016. All remaining assets that were covered by the loss share arrangements were reclassified to noncovered assets effective June 22, 2016. All future gains and losses associated with covered assets will be recognized entirely by Old National.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets at June 30, 2016 totaled $699.8 million, an increase of $70.3 million compared to $629.5 million at June 30, 2015, and an increase of $79.8 million compared to $619.9 million at December 31, 2015. During the six months ended June 30, 2016, we recorded $133.5 million of goodwill and other intangible assets associated with the acquisition of Anchor. Also during the six months ended June 30, 2016, Old National eliminated $47.5 million of goodwill and intangible assets associated with the sale of its insurance operations.

Net Deferred Tax Assets

Net deferred tax assets increased $51.8 million since June 30, 2015 and $69.5 million since December 31, 2015 primarily due to the acquisition of Anchor. Net deferred tax assets acquired from Anchor totaled $98.2 million, consisting primarily of deferred tax assets related to federal and state net operating loss carryforwards and acquired loans. Offsetting the increases in net deferred tax assets were reversals of $46.4 million and $28.8 million since June 30, 2015 and December 31, 2015, respectively, comprised primarily of pre-acquisition book and tax differences. See Note 17 to the consolidated financial statements for additional information.

Other Assets

Other assets increased $17.0 million, or 16%, since December 31, 2015 primarily due to fluctuations in the value of our derivative assets.

Funding

Total funding, comprised of deposits and wholesale borrowings, was $12.387 billion at June 30, 2016, an increase of $1.979 billion from $10.408 billion at June 30, 2015, and an increase of $2.066 million from $10.321 billion at December 31, 2015. Included in total funding were deposits of $10.452 billion at June 30, 2016, an increase of $1.642 billion, or 19%, compared to June 30, 2015, and an increase of $2.051 billion, or 24%, compared to December 31, 2015. Deposits attributable to the Anchor acquisition totaled $1.853 billion as of the closing date of the acquisition. Offsetting the increase in total deposits from June 30, 2015 to June 30, 2016 was a $555.8 million reduction associated with our branch divestitures during the third quarter of 2015. Noninterest-bearing deposits increased $326.3 million from June 30, 2015 to June 30, 2016. NOW deposits increased $243.1 million from June 30, 2015 to June 30, 2016, while savings deposits increased $263.4 million. Money market deposits increased $413.0 million from June 30, 2015 to June 30, 2016, while time deposits increased $396.2 million.

We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. At June 30, 2016, wholesale borrowings, including short-term borrowings and other borrowings, totaled $1.936 billion, an increase of $337.2 million, or 21%, from June 30, 2015, and an increase of $15.3 million, or 1%, from December 31, 2015. Wholesale funding as a percentage of total funding was 16% at June 30, 2016, 15% at June 30, 2015, and 19% at December 31, 2015. The increase in wholesale funding from June 30, 2015 to June 30, 2016 was primarily due to an increase in Federal Home Loan Bank advances, which is reported in other borrowings.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities increased $42.7 million, or 24%, from December 31, 2015 primarily due to an increase in derivative liabilities and other liabilities attributable to the acquisition of Anchor.

Capital

Shareholders’ equity totaled $1.811 billion at June 30, 2016, compared to $1.457 billion at June 30, 2015 and $1.491 billion at December 31, 2015. Shareholders’ equity at June 30, 2016 included $273.6 million from the 20.4 million shares of common stock that were issued in conjunction with the acquisition of Anchor. The change in unrealized gains (losses) on investment securities increased equity by $17.6 million during the six months ended June 30, 2016. We paid cash dividends of $0.26 per share for the six months ended June 30, 2016, which reduced equity by $32.4 million.

Capital Adequacy

Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. Beginning in 2015, we are reflecting the new Basel III requirements in the tables below. At June 30, 2016, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of well-capitalized based on the most recent regulatory definition.

As of June 30, 2016, Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

	Fully Phased-In Regulatory Guidelines	June 30,		December 31,
	Minimum	2016	2015	2015
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	8.86%	8.20%	8.54%
Common equity Tier 1 capital to risk-adjusted total assets	7.00	11.64	11.16	12.11
Tier 1 capital to risk-adjusted total assets	8.50	11.79	11.56	12.55
Total capital to risk-adjusted total assets	10.50	12.38	12.21	13.28
Shareholders’ equity to assets	N/A	12.56	12.06	12.44

N/A = not applicable

As of June 30, 2016, Old National Bank, Old National’s bank subsidiary, maintained a strong capital position as evidenced by the following comparisons of key industry ratios.

	Fully Phased-In Regulatory Guidelines	Well Capitalized	June 30,		December 31,
	Minimum	Guidelines	2016	2015	2015
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	5.00%	8.98%	8.52%	9.11%
Common equity Tier 1 capital to risk-adjusted total assets	7.00	6.50	11.89	11.99	13.38
Tier 1 capital to risk-adjusted total assets	8.50	8.00	11.89	11.99	13.38
Total capital to risk-adjusted total assets	10.50	10.00	12.48	12.65	14.11

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

Investment Activities

We carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral. At June 30, 2016, we had pooled trust preferred securities with a fair value of $6.7 million, or less than 1% of the available-for-sale securities portfolio. These securities remained classified as available-for-sale and at June 30, 2016, the unrealized loss on our pooled trust preferred securities was approximately $10.3 million. The fair value of these securities should improve as we get closer to maturity. There was no other-than-temporary-impairment recorded during the six months ended June 30, 2016 or 2015.

All of our mortgage-backed securities are backed by U.S. government-sponsored or federal agencies. Municipal bonds, corporate bonds, and other debt securities are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. See Note 6 to the consolidated financial statements for additional details about our investment security portfolio.

Counterparty Exposure

Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation. We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry. Old National manages exposure to counterparty risk in connection with its derivatives transactions by generally engaging in transactions with counterparties having ratings of at least A by Standard & Poor’s Rating Service or A2 by Moody’s Investors Service. Total credit exposure is monitored by counterparty, and managed within limits that management believes to be prudent. Old National’s net counterparty exposure was an asset of $111.3 million at June 30, 2016.

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

Commercial mortgages and construction loans are offered to real estate investors, developers, and builders primarily domiciled in the geographic market areas we serve: Indiana, Kentucky, Michigan, and Wisconsin. These loans are secured by first mortgages on real estate at loan-to-value (“LTV”) margins deemed appropriate for the property type, quality, location, and sponsorship. Generally, these LTV ratios do not exceed 80%. The commercial properties are predominantly non-residential properties such as retail centers, apartments, industrial properties and, to a lesser extent, more specialized properties. Substantially all of our commercial real estate loans are secured by properties located in our primary market area.

In the underwriting of our commercial real estate loans, we obtain appraisals for the underlying properties. Decisions to lend are based on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we primarily emphasize the ratio of the property’s projected net cash flows to the loan’s debt service requirement. The debt service coverage ratio normally is not less than 120% and it is computed after deduction for a vacancy factor and property expenses as appropriate. In addition, a personal guarantee of the loan or a portion thereof is often required from the principal(s) of the borrower. In most cases, we require title insurance insuring the priority of our lien, fire, and extended coverage casualty insurance, and flood insurance, if appropriate, in order to protect our security interest in the underlying property. In addition, business interruption insurance or other insurance may be required.

Construction loans are underwritten against projected cash flows derived from rental income, business income from an owner-occupant, or the sale of the property to an end-user. We may mitigate the risks associated with these types of loans by requiring fixed-price construction contracts, performance and payment bonding, controlled disbursements, and pre-sale contracts or pre-lease agreements.

Consumer

We offer a variety of first mortgage and junior lien loans to consumers within our markets, with residential home mortgages comprising our largest consumer loan category. These loans are secured by a primary residence and are underwritten using traditional underwriting systems to assess the credit risks of the consumer. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity, and credit scores. A maximum LTV ratio of 80% is generally required, although higher levels are permitted with mortgage insurance or other mitigating factors. We offer fixed rate mortgages and variable rate mortgages with interest rates that are subject to change every year after the first, third, fifth, or seventh year, depending on the product and are based on fully-indexed rates such as the Prime Rate. We do not offer payment-option facilities, sub-prime loans, or any product with negative amortization.

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

We assumed student loans in the acquisition of Anchor in May 2016. As of June 30, 2016, student loans totaled $83.3 million and are guaranteed by the government on average from 97% to 100%.

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

We lend primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling, and retailing. At June 30, 2016, we had no concentration of loans in any single industry exceeding 10% of our portfolio and had minimal exposure to foreign borrowers and no sovereign debt. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Kentucky, Michigan, and Wisconsin. We are experiencing a slow and gradual improvement in the economy of our principal markets. Management expects that trends in under-performing, criticized, and classified loans will be influenced by the degree to which the economy strengthens or weakens.

During the third quarter of 2011, Old National acquired the banking operations of Integra Bank in an FDIC assisted transaction. The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans, and other real estate owned. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. Under the terms of the loss sharing agreements, the FDIC reimbursed Old National for 80% of losses up to $275.0 million. On June 22, 2016, Old National entered into an agreement with the FDIC that terminated its loss share agreements. As a result of the termination of the loss share agreements, the remaining assets that were covered by the loss share arrangements were reclassified to noncovered assets effective June 22, 2016.

On May 1, 2016, Old National closed on its acquisition of Anchor. As of the closing date of the acquisition, loans totaled $1.637 billion and other real estate owned totaled $18.2 million. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. Old National reviewed the acquired loans and determined that as of June 30, 2016, $9.4 million met the definition of criticized and $39.3 million were considered classified (of which $35.0 million are reported with nonaccrual loans). Our current preference would be to work these loans and avoid foreclosure actions unless additional credit deterioration becomes apparent. These acquired impaired loans, along with $14.9 million of other real estate owned, are included in our summary of under-performing, criticized, and classified assets found below.

Summary of under-performing, criticized, and classified assets:

	June 30,		December 31,
(dollars in thousands)	2016	2015	2015
Nonaccrual loans:
Commercial	$54,554	$70,665	$57,536
Commercial real estate	75,730	66,250	47,350
Residential real estate	17,185	14,058	14,953
Consumer	12,871	5,389	5,198
Covered loans (1)	—	11,440	7,336

Total nonaccrual loans (2)	160,340	167,802	132,373
Renegotiated loans not on nonaccrual:
Noncovered loans	13,904	13,398	14,147
Covered loans (1)	—	165	138
Past due loans (90 days or more and still accruing):
Commercial	175	325	565
Commercial real estate	—	—	—
Residential real estate	101	88	114
Consumer	394	185	227
Covered loans (1)	—	—	10

Total past due loans	670	598	916
Other real estate owned	24,254	9,388	7,594
Other real estate owned, covered (1)	—	4,753	4,904

Total under-performing assets	$199,168	$196,104	$160,072

Classified loans (includes nonaccrual, renegotiated, past due 90 days, and other problem loans)	$250,214	$242,681	$204,710
Classified loans, covered (1)	—	14,425	8,584
Other classified assets (3)	6,392	11,371	6,857
Criticized loans	106,886	163,660	132,898
Criticized loans, covered (1)	—	10,261	1,449

Total criticized and classified assets	$363,492	$442,398	$354,498

Asset Quality Ratios including covered assets:
Non-performing loans/total loans (4) (5)	1.97%	2.68%	2.11
Under-performing assets/total loans and other real estate owned (4)	2.25	2.89	2.30
Under-performing assets/total assets	1.38	1.62	1.33
Allowance for loan losses/under-performing assets (6)	26.01	25.59	32.63
Allowance for loan losses/nonaccrual loans (2)	32.31	29.91	39.46

(1)	The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans, and other real estate owned. On June 22, 2016, Old National entered into an early termination agreement with the FDIC that terminated all loss share agreements. The Company reclassifed all covered assets to noncovered assets effective June 22, 2016.
(2)	Includes purchased credit impaired loans of approximately $28.4 million at June 30, 2016, $31.7 million at June 30, 2015, and $15.9 million at December 31, 2015 that are categorized as nonaccrual because the collection of principal or interest is doubtful. These loans are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.
(3)	Includes 2 pooled trust preferred securities, 2 corporate securities, and 1 insurance policy at June 30, 2016.
(4)	Loans exclude loans held for sale.
(5)	Non-performing loans include nonaccrual and renegotiated loans.
(6)	Because the acquired loans were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date.

Under-performing assets totaled $199.2 million at June 30, 2016, compared to $196.1 million at June 30, 2015 and $160.1 million at December 31, 2015. Under-performing assets as a percentage of total loans and other real estate owned at June 30, 2016 were 2.25%, a decrease of 64 basis points from 2.89% at June 30, 2015 and a decrease of 5 basis points from 2.30% at December 31, 2015.

Nonaccrual loans were $160.3 million at June 30, 2016, compared to $167.8 million at June 30, 2015 and $132.4 million at December 31, 2015. Nonaccrual loans decreased from June 30, 2015 primarily due to a decrease in nonaccrual commercial loans. Nonaccrual loans at June 30, 2016 included $35.0 million of loans related to the Anchor acquisition. As a percentage of nonaccrual loans, the allowance for loan losses was 32.31% at June 30, 2016, compared to 29.91% at June 30, 2015 and 39.46% at December 31, 2015. Purchased credit impaired loans that were included in the nonaccrual category because the collection of principal or interest is doubtful totaled $28.4 million at June 30, 2016, compared to $31.7 million at June 30, 2015 and $15.9 million at December 31, 2015. However, they are accounted for under FASB ASC 310-30 and accordingly treated as performing assets. We would expect our nonaccrual loans to remain at elevated levels until management can work through and resolve these purchased credit impaired loans.

Total criticized and classified assets were $363.5 million at June 30, 2016, a decrease of $78.9 million from June 30, 2015, and an increase of $9.0 million from December 31, 2015. Other classified assets include investment securities that fell below investment grade rating totaling $6.4 million at June 30, 2016, compared to $11.4 million at June 30, 2015 and $6.9 million at December 31, 2015.

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

When a residential or consumer loan is identified as a troubled debt restructuring, the loan is typically written down to its collateral value less selling costs.

At June 30, 2016, our TDRs consisted of $24.3 million of commercial loans, $21.4 million of commercial real estate loans, $2.6 million of residential loans, and $3.6 million of consumer loans totaling $51.9 million. Approximately $38.1 million of the TDRs at June 30, 2016 were included with nonaccrual loans. At December 31, 2015, our TDRs consisted of $23.4 million of commercial loans, $14.6 million of commercial real estate loans, $2.7 million of residential loans, and $3.6 million of consumer loans totaling $44.3 million. Approximately $30.0 million of the TDRs at December 31, 2015 were included with nonaccrual loans.

Old National has allocated specific reserves to customers whose loan terms have been modified in TDRs totaling $5.6 million as of June 30, 2016 and $2.3 million of December 31, 2015. As of June 30, 2016, Old National had committed to lend an additional $4.2 million to customers with outstanding loans that are classified as TDRs.

The terms of certain other loans were modified during the six months ended June 30, 2016 that did not meet the definition of a TDR. It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have extended the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification. The evaluation is performed under our internal underwriting policy. We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral, or a bona fide guarantee. We also consider whether the modification was insignificant relative to the other terms of the agreement or the delay in a payment.

Purchased credit impaired (“PCI”) loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition. If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually. If the purchased credit impaired loan is being accounted for as part of a pool, it will not be removed from the pool. As of June 30, 2016, it has not been necessary to remove any loans from PCI accounting.

In general, once a modified loan is considered a TDR, the loan will always be considered a TDR, and therefore impaired, until it is paid in full, otherwise settled, sold, or charged off. However, guidance also permits for loans to be removed from TDR status when subsequently restructured under these circumstances: (1) at the time of the subsequent restructuring, the borrower is not experiencing financial difficulties, and this is documented by a current credit evaluation at the time of the restructuring, (2) under the terms of the subsequent restructuring agreement, the institution has granted no concession to the borrower; and (3) the subsequent restructuring agreement includes market terms that are no less favorable than those that would be offered for a comparable new loan. For loans subsequently restructured that have cumulative principal forgiveness, the loan should continue to be measured in accordance with ASC 310-10, “Receivables – Overall”. However, consistent with ASC 310-40-50-2, “Troubled Debt Restructurings by Creditors, Creditor Disclosure of Troubled Debt Restructurings,” the loan would not be required to be reported in the years following the restructuring if the subsequent restructuring meets both of these criteria: (1) has an interest rate at the time of the subsequent restructuring that is not less than a market interest rate; and (2) is performing in compliance with its modified terms after the subsequent restructuring.

Allowance for Loan Losses and Reserve for Unfunded Commitments

Loan charge-offs, net of recoveries, totaled $0.2 million for the three months ended June 30, 2016, compared to $1.0 million for the three months ended June 30, 2015. Annualized, net charge-offs (recoveries) to average loans were 0.01% for the three months ended June 30, 2016 compared to 0.06% for the three months ended June 30, 2015. Loan charge-offs, net of recoveries, totaled $1.8 million for the six months ended June 30, 2016, compared to $(1.0) million for the six months ended June 30, 2015. Annualized, net charge-offs (recoveries) to average loans were 0.05% for the six months ended June 30, 2016 compared to 0.00% for the six months ended June 30, 2015. Management will continue its efforts to reduce the level of non-performing loans and may consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for loan losses.

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

At June 30, 2016, the allowance for loan losses was $51.8 million, an increase of $1.6 million compared to $50.2 million at June 30, 2015, and a decrease of $0.4 million compared to $52.2 million at December 31, 2015. Over the last twelve months, charge-offs have remained low. Continued loan growth in future periods could result in an increase in provision expense.

As a percentage of total loans excluding loans held for sale, the allowance was 0.59% at June 30, 2016, compared to 0.74% at June 30, 2015, and 0.75% at December 31, 2015. Our ratio of allowance for loan losses to total loans declined as of June 30, 2016 compared to June 30, 2015 and December 31, 2015 with the addition of Anchor’s $1.637 billion loan portfolio. In accordance with ASC 805, no allowance for loan losses is recorded at the date of acquisition and a reserve is only established to absorb any subsequent credit deterioration or adverse changes in expected cash flows. At June 30, 2016, $0.7 million had been reserved for previously purchased credits.

The following table provides additional details of the following components of the allowance for loan losses at June 30, 2016, including FAS 5/ASC 450 (Accounting for Contingencies), FAS 114/ASC 310-35 (Accounting by Creditors for Impairment of a Loan) and SOP 03-3/ASC 310-30 (Accounting for Certain Loans or Debt Securities Acquired in a Transfer):

(dollars in thousands)	FAS 5	FAS 114	SOP 03-3	Total
Loan balance	$8,637,594	$112,491	$80,073	$8,830,158
Remaining purchase discount	108,791	9,706	40,919	159,416

Allowance, January 1, 2016	$39,386	$11,488	$1,359	$52,233
Charge-offs	(2,972)	(2,746)	(901)	(6,619)
Recoveries	734	3,398	648	4,780
Provision expense	2,535	(702)	(423)	1,410

Allowance, June 30, 2016	$39,683	$11,438	$683	$51,804

We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. The reserve for unfunded loan commitments is classified as a liability account on the balance sheet and totaled $4.4 million at June 30, 2016, compared to $3.6 million at December 31, 2015.

Market Risk

Market risk is the risk that the estimated fair value of our assets, liabilities, and derivative financial instruments will decline as a result of changes in interest rates or financial market volatility, or that our net income will be significantly reduced by interest rate changes.

Interest rates have remained low for an extended period of time. The yield curve has flattened as the 10 year Treasury reached a low of 1.439% during the second quarter of 2016. These factors continue to put pressure on our net interest income and margin.

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

The following table illustrates our projected net interest income sensitivity over a two year cumulative horizon based on the asset/liability model as of June 30, 2016 and 2015:

	Immediate
	Rate Decrease		Immediate Rate Increase
(dollars in thousands)	-50 Basis Points	Base	+100 Basis Points	+200 Basis Points	+300 Basis Points
June 30, 2016
Projected interest income:
Money market, other interest earning investments, and investment securities	$207,606	$219,294	$235,172	$248,160	$259,314
Loans	591,557	633,419	719,172	802,883	885,833

Total interest income	799,163	852,713	954,344	1,051,043	1,145,147

Projected interest expense:
Deposits	18,803	35,488	93,291	151,090	208,883
Borrowings	46,190	56,843	80,733	104,540	128,325

Total interest expense	64,993	92,331	174,024	255,630	337,208

Net interest income	$734,170	$760,382	$780,320	$795,413	$807,939

Change from base	$(26,212)		$19,938	$35,031	$47,557
% change from base	-3.45%		2.62%	4.61%	6.25%

June 30, 2015
Projected interest income:
Money market, other interest earning investments, and investment securities	$199,066	$209,848	$225,069	$237,314	$248,185
Loans	490,430	509,859	573,990	638,279	701,302

Total interest income	689,496	719,707	799,059	875,593	949,487

Projected interest expense:
Deposits	18,810	29,199	77,705	126,211	174,716
Borrowings	43,597	47,180	64,046	80,912	97,778

Total interest expense	62,407	76,379	141,751	207,123	272,494

Net interest income	$627,089	$643,328	$657,308	$668,470	$676,993

Change from base	$(16,239)		$13,980	$25,142	$33,665
% change from base	-2.52%		2.17%	3.91%	5.23%

Our asset sensitivity increased slightly year over year primarily due to the Anchor acquisition in May 2016 and the resulting changes in our balance sheet mix. We use derivative instruments to mitigate interest rate risk, including certain cash flow hedges on variable-rate debt with a notional amount of $625 million at June 30, 2016.

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

Because the models are driven by expected behavior in various interest rate scenarios and many factors besides market interest rates affect our net interest income, we recognize that model outputs are not guarantees of actual results. For this reason, we model many different combinations of interest rates and balance sheet assumptions to understand our overall sensitivity to market interest rate changes, including shocks, yield curve flattening, yield curve steepening, as well as forecasts of likely interest rate scenarios. As of June 30, 2016, our projected net interest income sensitivity based on the asset/liability models we utilize was within the limits of the Company’s interest rate risk policy for the scenarios tested.

We use derivatives, primarily interest rate swaps, as one method to manage interest rate risk in the ordinary course of business. We also provide derivatives to our commercial customers in connection with managing interest rate risk. Our derivatives had an estimated fair value loss of $21.8 million at June 30, 2016, compared to an estimated fair value loss of $11.0 million at December 31, 2015. See Note 18 to the consolidated financial statements for further discussion of derivative financial instruments.

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

A time deposit maturity schedule for Old National Bank is shown in the following table for June 30, 2016.

(dollars in thousands)
Maturity Bucket	Amount	Rate
2016	$540,337	1.01%
2017	526,060	0.61
2018	191,582	0.99
2019	88,771	1.35
2020	86,161	1.72
2021 and beyond	46,110	1.32

Total	$1,479,021	0.94%

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

The rating outlook from Moody’s Investor Service is stable. Moody’s Investor Service concluded a rating review of Old National Bank on May 2, 2016.

The credit ratings of Old National and Old National Bank at June 30, 2016, are shown in the following table.

Moody’s Investor Service
	Long-term	Short-term
Old National Bancorp	A3	N/A
Old National Bank	Aa3	P-1

N/A = not applicable

Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well. As of June 30, 2016, Old National Bancorp and its subsidiaries had the following availability of liquid funds and borrowings:

	Parent
(dollars in thousands)	Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$129,858	$138,062
Unencumbered government-issued debt securities	—	1,278,411
Unencumbered investment grade municipal securities	—	498,329
Unencumbered corporate securities	—	88,021
Availability of borrowings:
Amount available from Federal Reserve discount window*	—	465,558
Amount available from Federal Home Loan Bank Indianapolis*	—	317,428

Total available funds	$129,858	$2,785,809

*	Based on collateral pledged

The Parent Company (Old National Bancorp) has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows, and funds used for acquisitions. The Parent Company can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit, and through the issuance of debt securities. Additionally, the Parent Company has a shelf registration in place with the Securities and Exchange Commission permitting ready access to the public debt and equity markets. At June 30, 2016, the Parent Company’s other borrowings outstanding were $214.5 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $2.251 billion and standby letters of credit of $61.6 million at June 30, 2016. At June 30, 2016, approximately $2.136 billion of the loan commitments had fixed rates and $115.8 million had floating rates, with the floating rates ranging from 0% to 25%. At December 31, 2015, loan commitments were $1.746 billion and standby letters of credit were $62.6 million. The term of these off-balance sheet arrangements is typically one year or less.

Old National entered into a risk participation in an interest rate swap during the second quarter of 2007, which had a notional amount of $7.2 million at June 30, 2016. Old National entered into an additional risk participation in an interest rate swap during the third quarter of 2014, which had a notional amount of $10.9 million at June 30, 2016.

CONTRACTUAL OBLIGATIONS

The following table presents our significant fixed and determinable contractual obligations at June 30, 2016:

	Payments Due In
	One Year	One to	Three to	Over
(dollars in thousands)	or Less (1)	Three Years	Five Years	Five Years	Total
Deposits without stated maturity	$8,972,581	$—	$—	$—	$8,972,581
IRAs, consumer, and brokered certificates of deposit	540,337	717,642	174,932	46,110	1,479,021
Short-term borrowings	567,659	—	—	—	567,659
Other borrowings	617,384	291,030	52,608	406,874	1,367,896
Fixed interest payments (2)	8,159	27,495	23,742	54,399	113,795
Operating leases	14,650	56,804	52,490	205,555	329,499
Other long-term liabilities (3)	19	—	—	—	19

(1)	For the remaining six months of fiscal 2016.
(2)	Our senior notes, subordinated notes, certain trust preferred securities, and certain Federal Home Loan Bank advances have fixed-rates ranging from 0.44% to 6.76%. All of our other long-term debt is at LIBOR based variable-rates at June 30, 2016. The projected variable interest assumes no increase in LIBOR rates from June 30, 2016.
(3)	Amount expected to be contributed to the pension plans in 2016. Amounts for 2017 and beyond are unknown at this time.

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

•	Judgments and Uncertainties. These cash flow evaluations are inherently subjective as they require management to make estimates about expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change.

•	Effect if Actual Results Differ From Assumptions. Changes in these factors, as well as changing economic conditions will likely impact the carrying value of these acquired loans.

Allowance for Loan Losses

•	Description. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred losses in the consolidated loan portfolio. Management’s evaluation of the adequacy of the allowance is an estimate based on reviews of individual loans, pools of homogeneous loans, assessments of the impact of current and anticipated economic conditions on the portfolio, and historical loss experience. The allowance represents management’s best estimate, but significant downturns in circumstances relating to loan quality and economic conditions could result in a requirement for additional allowance. Likewise, an upturn in loan quality and improved economic conditions may allow a reduction in the required allowance. In either instance, unanticipated changes could have a significant impact on results of operations.

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

Management’s analysis of probable losses in the portfolio at June 30, 2016, resulted in a range for allowance for loan losses of $15.2 million. The range pertains to general (FASB ASC 450, Contingencies/SFAS 5) reserves for both retail and performing commercial loans. Specific (FASB ASC 310, Receivables/SFAS 114) reserves do not have a range of probable loss. Due to the risks and uncertainty associated with the economy and our projection of FAS 5 loss rates inherent in the portfolio, we establish a range of probable outcomes (a high-end estimate and a low-end estimate) and evaluate our position within this range. The potential effect to net income based on our position in the range relative to the high and low endpoints is a decrease of $1.9 million and an increase of $7.9 million, respectively, after taking into account the tax effects. These sensitivities are hypothetical and are not intended to represent actual results.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
04/01/16 - 04/30/16	2,917	$12.69	—	—
05/01/16 - 05/31/16	32,836	13.32	—	—
06/01/16 - 06/30/16	—	—	—	—

Quarter-to-date 06/30/16	35,753	$13.27	—	—

The Board of Directors did not authorize a new stock repurchase plan for 2016. During the three months ended June 30, 2016, Old National repurchased a limited number of shares associated with employee share-based incentive programs.

ITEM 5.	OTHER INFORMATION

(a)	None

(b)	There have been no material changes in the procedure by which security holders recommend nominees to the Company’s board of directors.

ITEM 6.	EXHIBITS

Exhibit No.	Description

2.1*	Stock Purchase Agreement dated as of April 30, 2016 by and among Prime Risk Partners Inc., ONB Insurance Group, Inc., and Old National Bancorp.

3.1	Fourth Amended and Restated Articles of Incorporation of Old National, amended May 13, 2016 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2016).

3.2	Amended and Restated By-Laws of Old National Bancorp, amended July 28, 2016 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2016).

4.1	Senior Indenture between Old National and The Bank of New York Trust Company (as successor to J.P. Morgan Trust Company, National Association (as successor to Bank One, NA)), as trustee, dated as of July 23, 1997 (incorporated by reference to Exhibit 4.3 to Old National’s Registration Statement on Form S-3, Registration No. 333-118374, filed with the Securities and Exchange Commission on December 2, 2004).

4.2	Second Indenture Supplement, dated as of August 15, 2014, between Old National and The Bank of New York Mellon Trust Company, N.A., as trustee, providing for the issuance of its 4.125% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2014).

10.1	Employment Agreement dated as of March 18, 2014, as amended and effective as of May 12, 2016, between Old National Bancorp and James A. Sandgren (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2016).

10.2	Employment Agreement dated as of May 12, 2016 between Old National Bancorp and James C. Ryan, III (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2016).

10.3	Employment Agreement dated as of January 1, 2008, as amended and effective as of January 1, 2009, January 1, 2011, and May 12, 2016, between Old National Bancorp and Christopher A. Wolking (incorporated by reference to Exhibit 10.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2016).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Old National Bancorp’s Form 10-Q Report for the quarterly period ended June 30, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

*	Certain schedules or similar attachments to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and Old National agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD NATIONAL BANCORP
(Registrant)

By:	/s/ James C. Ryan, III
James C. Ryan, III Senior Executive Vice President and Chief Financial Officer Duly Authorized Officer and Principal Financial Officer

Date: August 5, 2016