Form 10-Q
period 2016-09-30
OLD NATIONAL BANCORP /IN/
filed 2016-11-04
CIK 707179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The Registrant has one class of common stock (no par value) with 134,985,000 shares outstanding at September 30, 2016.

OLD NATIONAL BANCORP

FORM 10-Q

OLD NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,	September 30,
(dollars and shares in thousands, except per share data)	2016	2015	2015
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$224,893	$91,311	$157,919
Money market and other interest-earning investments	36,147	128,507	15,491

Total cash and cash equivalents	261,040	219,818	173,410
Trading securities - at fair value	4,973	3,941	3,827
Investment securities - available-for-sale, at fair value:
U.S. Treasury	9,265	12,150	12,239
U.S. government-sponsored entities and agencies	473,070	613,550	641,780
Mortgage-backed securities	1,483,840	1,066,361	1,136,352
States and political subdivisions	449,578	387,296	390,103
Other securities	342,925	338,864	339,419

Total investment securities - available-for-sale	2,758,678	2,418,221	2,519,893
Investment securities - held-to-maturity, at amortized cost (fair value $922,311; $929,417; and $902,176, respectively)	850,803	872,111	851,051
Federal Home Loan Bank/Federal Reserve Bank stock, at cost	101,716	86,146	86,146
Loans held for sale, at fair value	60,465	13,810	18,783
Loans:
Commercial	1,836,380	1,804,615	1,740,394
Commercial real estate	3,092,575	1,847,821	1,845,889
Residential real estate	2,105,232	1,644,614	1,640,289
Consumer credit, net of unearned income	1,870,798	1,543,768	1,507,287
Covered loans, net of discount	—	107,587	114,039

Total loans	8,904,985	6,948,405	6,847,898
Allowance for loan losses	(51,547)	(51,296)	(49,515)
Allowance for loan losses - covered loans	—	(937)	(1,711)

Net loans	8,853,438	6,896,172	6,796,672

FDIC indemnification asset	—	9,030	8,905
Premises and equipment, net	333,266	196,676	130,341
Accrued interest receivable	77,689	69,098	65,485
Goodwill	655,210	584,634	584,634
Other intangible assets	40,918	35,308	38,124
Company-owned life insurance	351,431	341,294	339,352
Net deferred tax assets	169,466	109,984	117,374
Loan servicing rights	25,920	10,468	10,283
Assets held for sale	4,217	5,679	4,744
Other real estate owned and repossessed personal property	23,719	7,594	9,282
Other real estate owned - covered	—	4,904	4,423
Other assets	130,122	106,639	151,057

Total assets	$14,703,071	$11,991,527	$11,913,786

Liabilities
Deposits:
Noninterest-bearing demand	$2,944,331	$2,488,855	$2,388,854
Interest-bearing:
NOW	2,486,190	2,133,536	2,001,077
Savings	2,963,637	2,201,352	2,201,066
Money market	687,895	577,050	1,043,135
Time	1,564,655	1,000,067	987,193

Total deposits	10,646,708	8,400,860	8,621,325
Short-term borrowings	422,924	628,499	474,894
Other borrowings	1,600,175	1,291,747	1,118,949
Accrued expenses and other liabilities	198,807	179,251	222,616

Total liabilities	12,868,614	10,500,357	10,437,784

Shareholders’ Equity
Preferred stock, 2,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $1.00 per share stated value, 300,000 shares authorized, 134,985; 114,297; and 114,523 shares issued and outstanding, respectively	134,985	114,297	114,523
Capital surplus	1,343,740	1,087,911	1,090,381
Retained earnings	374,561	323,759	305,478
Accumulated other comprehensive income (loss), net of tax	(18,829)	(34,797)	(34,380)

Total shareholders’ equity	1,834,457	1,491,170	1,476,002

Total liabilities and shareholders’ equity	$14,703,071	$11,991,527	$11,913,786

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars and shares in thousands, except per share data)	2016	2015	2016	2015
Interest Income
Loans including fees:
Taxable	$94,866	$81,881	$252,965	$233,419
Nontaxable	3,004	2,832	8,999	8,593
Investment securities:
Taxable	14,612	14,293	41,919	43,311
Nontaxable	7,208	6,661	21,309	18,888
Money market and other interest-earning investments	23	4	93	18

Total interest income	119,713	105,671	325,285	304,229

Interest Expense
Deposits	4,819	3,474	12,566	10,568
Short-term borrowings	324	141	916	349
Other borrowings	6,767	4,952	19,017	13,118

Total interest expense	11,910	8,567	32,499	24,035

Net interest income	107,803	97,104	292,786	280,194
Provision for loan losses	1,306	167	2,716	2,439

Net interest income after provision for loan losses	106,497	96,937	290,070	277,755

Noninterest Income
Wealth management fees	8,572	8,290	26,048	26,253
Service charges on deposit accounts	11,054	11,010	31,130	33,333
Debit card and ATM fees	4,330	3,887	12,586	17,694
Mortgage banking revenue	7,718	3,170	15,841	10,395
Insurance premiums and commissions	132	9,938	20,375	32,223
Investment product fees	5,038	4,427	13,667	13,549
Company-owned life insurance	2,163	2,195	6,281	6,540
Net securities gains	1,647	861	4,609	4,056
Recognition of deferred gain on sale leaseback transactions	235	1,417	2,325	4,409
Gain on sale of ONB Insurance Group, Inc.	—	—	41,864	—
Net gain on branch divestitures	—	15,355	—	15,355
Change in FDIC indemnification asset	—	(6,582)	233	(9,091)
Other income	6,354	5,776	15,120	15,302

Total noninterest income	47,243	59,744	190,079	170,018

Noninterest Expense
Salaries and employee benefits	60,861	58,151	180,548	187,093
Occupancy	12,944	13,009	39,356	41,443
Equipment	3,564	2,977	9,773	10,327
Marketing	3,528	2,727	11,125	8,641
Data processing	8,242	6,622	24,041	21,289
Communication	2,755	2,301	7,154	7,480
Professional fees	3,252	2,435	11,801	8,948
Loan expense	2,213	1,420	5,669	4,562
Supplies	799	445	1,980	1,710
FDIC assessment	2,149	1,733	6,098	5,590
Other real estate owned expense	728	584	3,251	2,221
Amortization of intangibles	3,233	2,872	9,245	8,930
Other expense	3,794	7,341	17,848	20,229

Total noninterest expense	108,062	102,617	327,889	328,463

Income before income taxes	45,678	54,064	152,260	119,310
Income tax expense	10,969	16,395	51,452	34,579

Net income	$34,709	$37,669	$100,808	$84,731

Net income per common share - basic	$0.25	$0.33	$0.80	$0.73
Net income per common share - diluted	0.25	0.33	0.80	0.73

Weighted average number of common shares outstanding - basic	134,492	114,590	125,366	116,272
Weighted average number of common shares outstanding - diluted	135,011	115,153	125,839	116,800

Dividends per common share	$0.13	$0.12	$0.39	$0.36

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2016	2015	2016	2015

Net income	$34,709	$37,669	$100,808	$84,731

Other comprehensive income (loss):

Change in securities available-for-sale:
Unrealized holding gains for the period	3,428	14,509	33,956	6,581
Reclassification adjustment for securities gains realized in income	(1,647)	(861)	(4,609)	(4,056)
Income tax effect	(693)	(5,021)	(10,670)	(1,101)

Unrealized gains on available-for-sale securities	1,088	8,627	18,677	1,424

Change in securities held-to-maturity:
Amortization of fair value for securities held-to-maturity previously recognized into accumulated other comprehensive income	439	455	1,370	1,222
Income tax effect	(150)	(155)	(468)	(236)

Changes from securities held-to-maturity	289	300	902	986

Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	3,133	(10,278)	(12,480)	(12,349)
Reclassification adjustment for losses realized in net income	1,865	902	4,723	1,527
Income tax effect	(1,899)	3,563	2,948	4,112

Changes from cash flow hedges	3,099	(5,813)	(4,809)	(6,710)

Defined benefit pension plans:
Amortization of net loss recognized in income	503	917	1,933	2,380
Income tax effect	(191)	(349)	(735)	(905)

Changes from defined benefit pension plans	312	568	1,198	1,475

Other comprehensive income (loss), net of tax	4,788	3,682	15,968	(2,825)

Comprehensive income	$39,497	$41,351	$116,776	$81,906

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(dollars in thousands)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2014	$116,847	$1,118,292	$262,180	$(31,555)	$1,465,764
Net income	—	—	84,731	—	84,731
Other comprehensive loss	—	—	—	(2,825)	(2,825)
Acquisition of Founders Financial Corporation	3,402	47,224	—	—	50,626
Dividends - common stock	—	—	(41,817)	—	(41,817)
Common stock issued	21	271	—	—	292
Common stock repurchased	(6,080)	(78,165)	—	—	(84,245)
Stock based compensation expense	—	3,517	—	—	3,517
Stock activity under incentive compensation plans	333	(758)	384	—	(41)

Balance at September 30, 2015	$114,523	$1,090,381	$305,478	$(34,380)	$1,476,002

Balance at December 31, 2015	$114,297	$1,087,911	$323,759	$(34,797)	$1,491,170
Net income	—	—	100,808	—	100,808
Other comprehensive income	—	—	—	15,968	15,968
Acquisition of Anchor BanCorp Wisconsin Inc.	20,415	253,150	—	—	273,565
Dividends - common stock	—	—	(49,962)	—	(49,962)
Common stock issued	24	272	—	—	296
Common stock repurchased	(146)	(1,759)	—	—	(1,905)
Stock based compensation expense	—	5,070	—	—	5,070
Stock activity under incentive compensation plans	395	(904)	(44)	—	(553)

Balance at September 30, 2016	$134,985	$1,343,740	$374,561	$(18,829)	$1,834,457

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2016	2015
Cash Flows From Operating Activities
Net income	$100,808	$84,731

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	11,399	10,865
Amortization of other intangible assets	9,245	8,930
Net premium amortization on investment securities	14,331	14,023
Amortization of and net gains on termination of FDIC indemnification asset	(458)	9,091
Stock compensation expense	5,070	3,517
Provision for loan losses	2,716	2,439
Net securities gains	(4,609)	(4,056)
Recognition of deferred gain on sale leaseback transactions	(2,325)	(4,409)
Gain on sale of ONB Insurance Group, Inc.	(41,864)	—
Net gain on branch divestitures	—	(15,355)
Net gains on sales of other assets	(6,019)	(5,021)
Increase in cash surrender value of company-owned life insurance	(2,859)	(5,438)
Residential real estate loans originated for sale	(447,191)	(278,850)
Proceeds from sale of residential real estate loans	416,208	283,971
Increase in interest receivable	(1,283)	(3,910)
Decrease in other real estate owned	7,022	3,331
(Increase) decrease in other assets	22,153	(35,009)
Decrease in accrued expenses and other liabilities	(11,059)	(1,416)

Total adjustments	(29,523)	(17,297)

Net cash flows provided by operating activities	71,285	67,434

Cash Flows From Investing Activities
Cash portion of bank purchase price, net of cash acquired	(62,532)	(37,098)
Proceeds from sale of ONB Insurance Group, Inc.	91,771	—
Payments related to branch divestitures	—	(333,095)
Purchases of investment securities available-for-sale	(1,281,062)	(716,510)
Purchases of investment securities held-to-maturity	—	(44,479)
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	(10,974)	(21,872)
Proceeds from maturities, prepayments, and calls of investment securities available-for-sale	1,043,014	601,586
Proceeds from sales of investment securities available-for-sale	157,819	296,841
Proceeds from maturities, prepayments, and calls of investment securities held-to-maturity	16,324	32,049
Proceeds from sales of investment securities held-to-maturity	—	855
Proceeds from sales of Federal Home Loan Bank/Federal Reserve Bank stock	—	8,711
Reimbursements under FDIC loss share agreements	10,000	3,555
Net principal collected from (loans made to) loan customers	(322,876)	(185,891)
Proceeds from sale of premises and equipment and other assets	6,332	7,709
Purchases of premises and equipment and other assets	(117,899)	(14,259)

Net cash flows used in investing activities	(470,083)	(401,898)

Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
Deposits	393,135	309,793
Short-term borrowings	(208,707)	(88,907)
Payments for maturities on other borrowings	(592,927)	(227,503)
Proceeds from issuance of other borrowings	900,000	400,000
Cash dividends paid on common stock	(49,962)	(41,817)
Common stock repurchased	(1,905)	(84,245)
Proceeds from exercise of stock options, including tax benefit	90	298
Common stock issued	296	292

Net cash flows provided by financing activities	440,020	267,911

Net increase (decrease) in cash and cash equivalents	41,222	(66,553)
Cash and cash equivalents at beginning of period	219,818	239,963

Cash and cash equivalents at end of period	$261,040	$173,410

Supplemental cash flow information:
Total interest paid	$33,394	$25,470
Total taxes paid (net of refunds)	$25,900	$8,784

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of September 30, 2016 and 2015, and December 31, 2015, and the results of its operations for the three and nine months ended September 30, 2016 and 2015. Interim results do not necessarily represent annual results. These financial statements should be read in conjunction with Old National’s Annual Report for the year ended December 31, 2015.

All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the 2016 presentation. Such reclassifications had no effect on net income or shareholders’ equity and were insignificant amounts.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

FASB ASC 606 – In May 2014, the FASB issued an update (ASU No. 2014-09, Revenue from Contracts with Customers) creating FASB Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. We do not expect the new standard to result in a material change from our current accounting for revenue, but it will result in new disclosure requirements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments relate to when another party, along with the entity, is involved in providing a good or service to a customer. Topic 606 requires an entity to determine whether the nature of its promise is to provide that good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). This determination is based upon whether the entity controls the good or the service before it is transferred to the customer. Topic 606 includes indicators to assist in this evaluation. The amendments in this update affect the guidance in ASU No. 2014-09 above, which is not yet effective. The effective date will be the same as the effective date of ASU No. 2014-09.

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

FASB ASC 842 – In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. Based on leases outstanding as of September 30, 2016, we do not expect the new standard to have a material impact on our income statement, but anticipate a $140 million to $200 million increase in our assets and liabilities. Decisions to repurchase, modify or renew leases prior to the implementation date will impact this level of materiality.

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

FASB ASC 230 – In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flow. Adopting the new guidance will not have a material impact on Old National. The amendments in this update are effective for fiscal years and interim periods beginning after December 15, 2017; however early adoption is permitted.

FASB ASC 740 – In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Current guidance prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in generally accepted accounting principles. The exception has led to diversity in practice and is a source of complexity in financial reporting. FASB decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments in this update do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

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

Pursuant to the merger agreement, shareholders of Anchor could elect to receive either 3.5505 shares of Old National common stock or $48.50 in cash for each share of Anchor they held, subject to a maximum of 40% of the purchase price in cash. The total purchase price for Anchor was $459.8 million, consisting of $186.2 million of cash and the issuance of 20.4 million shares of Old National Common Stock valued at $273.6 million. This acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. Through September 30, 2016, transaction and integration costs of $14.1 million associated with the acquisition have been expensed and remaining integration costs will be expensed in future periods as incurred.

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

Cash and cash equivalents	$123,657
Investment securities	235,240
Federal Home Loan Bank stock	4,596
Loans held for sale	9,334
Loans	1,637,106
Premises and equipment	35,721
Accrued interest receivable	7,308
Other real estate owned	18,243
Company-owned life insurance	7,278
Other assets	125,825
Deposits	(1,852,713)
Other borrowings	(3,255)
Accrued expenses and other liabilities	(36,958)

Net tangible assets acquired	311,382
Definite-lived intangible assets acquired	21,559
Loan servicing rights	15,274
Goodwill	111,539

Purchase price	$459,754

Prior to the end of the one year measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation in the reporting period in which the adjustment amounts are determined.

The portion of the purchase price allocated to goodwill will not be deductible for tax purposes.

The estimated fair value of the core deposit intangible is $21.6 million and will be amortized over an estimated useful life of 7 years.

Acquired loan data for Anchor can be found in the table below:

(in thousands)	Fair Value of Acquired Loans at Acquisition Date	Gross Contractual Amounts Receivable at Acquisition Date	Best Estimate at Acquisition Date of Contractual Cash Flows Not Expected to be Collected
Acquired receivables subject to ASC 310-30	$20,174	$29,544	$6,153
Acquired receivables not subject to ASC 310-30	$1,616,932	$2,143,532	$274,155

Summary of Unaudited Pro-forma Information

The unaudited pro-forma information below for the periods ended September 30, 2016 and 2015 gives effect to the Anchor acquisition as if it had occurred on January 1, 2015. The pro-forma financial information is not necessarily indicative of the results of operations if the acquisition had been effective as of this date.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2016	2015	2016	2015

Revenue (1)	$155,046	$182,855	$526,523	$529,177
Income before income taxes	$51,165	$74,442	$187,800	$141,796

(1)	Net interest income plus noninterest income.

2016 supplemental pro-forma earnings were adjusted to exclude $5.5 million and $14.1 million of acquisition-related costs incurred during the three and nine months ended September 30, 2016, respectively. 2015 supplemental pro-forma earnings were adjusted to include these charges.

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

On May 31, 2016 the Company completed its previously announced sale of its insurance operations, ONB Insurance Group, Inc. (“ONI”). The Company received approximately $91.8 million in cash resulting in a pre-tax gain of $41.9 million and an after-tax gain of $17.6 million. See Note 19 to the consolidated financial statements for further details on the income tax impact of this sale. Goodwill and intangible assets of approximately $47.5 million were eliminated as part of this transaction. ONI was an ancillary business and did not meet the criteria to be treated as a discontinued operation as defined in Accounting Standards Update 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”.

NOTE 4 - NET INCOME PER SHARE

The following table reconciles basic and diluted net income per share for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars and shares in thousands, except per share data)	2016	2015	2016	2015
Basic Earnings Per Share
Net income	$34,709	$37,669	$100,808	$84,731

Weighted average common shares outstanding	134,492	114,590	125,366	116,272

Basic Earnings Per Share	$0.25	$0.33	$0.80	$0.73

Diluted Earnings Per Share
Net income	$34,709	$37,669	$100,808	$84,731

Weighted average common shares outstanding	134,492	114,590	125,366	116,272
Effect of dilutive securities:
Restricted stock	465	477	432	435
Stock options (1)	54	86	41	93

Weighted average shares outstanding	135,011	115,153	125,839	116,800

Diluted Earnings Per Share	$0.25	$0.33	$0.80	$0.73

(1)	Options to purchase 0.9 million shares outstanding at September 30, 2016 and 2015 were not included in the computation of net income per diluted share for the three months ended September 30, 2016 and 2015 because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 0.8 million shares and 0.9 million shares outstanding at September 30, 2016 and 2015, respectively, were not included in the computation of net income per diluted share for the nine months ended September 30, 2016 and 2015, respectively, because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes within each classification of accumulated other comprehensive income (loss) (“AOCI”) net of tax for the three and nine months ended September 30, 2016 and 2015:

(dollars in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Total
Three Months Ended September 30, 2016
Balance at July 1, 2016	$13,783	$(13,867)	$(17,184)	$(6,349)	$(23,617)
Other comprehensive income (loss) before reclassifications	2,094	—	1,943	—	4,037
Amounts reclassified from accumulated other comprehensive income (loss) (a)	(1,006)	289	1,156	312	751

Net other comprehensive income (loss)	1,088	289	3,099	312	4,788

Balance at September 30, 2016	$14,871	$(13,578)	$(14,085)	$(6,037)	$(18,829)

Three Months Ended September 30, 2015
Balance at July 1, 2015	$(7,951)	$(15,090)	$(6,832)	$(8,189)	$(38,062)
Other comprehensive income (loss) before reclassifications	9,171	—	(6,373)	—	2,798
Amounts reclassified from accumulated other comprehensive income (loss) (a)	(544)	300	560	568	884

Net other comprehensive income (loss)	8,627	300	(5,813)	568	3,682

Balance at September 30, 2015	$676	$(14,790)	$(12,645)	$(7,621)	$(34,380)

Nine Months Ended September 30, 2016
Balance at January 1, 2016	$(3,806)	$(14,480)	$(9,276)	$(7,235)	$(34,797)
Other comprehensive income (loss) before reclassifications	21,584	—	(8,446)	—	13,138
Amounts reclassified from accumulated other comprehensive income (loss) (a)	(2,907)	902	3,637	1,198	2,830

Net other comprehensive income (loss)	18,677	902	(4,809)	1,198	15,968

Balance at September 30, 2016	$14,871	$(13,578)	$(14,085)	$(6,037)	$(18,829)

Nine Months Ended September 30, 2015
Balance at January 1, 2015	$(748)	$(15,776)	$(5,935)	$(9,096)	$(31,555)
Other comprehensive income (loss) before reclassifications	3,982	—	(7,657)	—	(3,675)
Amounts reclassified from accumulated other comprehensive income (loss) (a)	(2,558)	986	947	1,475	850

Net other comprehensive income (loss)	1,424	986	(6,710)	1,475	(2,825)

Balance at September 30, 2015	$676	$(14,790)	$(12,645)	$(7,621)	$(34,380)

(a)	See table below for details about reclassifications.

The following table summarizes the significant amounts reclassified out of each component of AOCI for the three months ended September 30, 2016 and 2015:

Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement of Income
	Three Months Ended September 30,
(dollars in thousands)	2016	2015
Unrealized gains and losses on available-for-sale securities	$1,647	$861	Net securities gains
	(641)	(317)	Income tax (expense) benefit

	$1,006	$544	Net income

Unrealized gains and losses on held-to-maturity securities	$(439)	$(455)	Interest income/(expense)
	150	155	Income tax (expense) benefit

	$(289)	$(300)	Net income

Gains and losses on cash flow hedges Interest rate contracts	$(1,865)	$(902)	Interest income/(expense)
	709	342	Income tax (expense) benefit

	$(1,156)	$(560)	Net income

Amortization of defined benefit pension items
Actuarial gains/(losses)	$(503)	$(917)	Salaries and employee benefits
	191	349	Income tax (expense) benefit

	$(312)	$(568)	Net income

Total reclassifications for the period	$(751)	$(884)	Net income

The following table summarizes the significant amounts reclassified out of each component of AOCI for the nine months ended September 30, 2016 and 2015:

Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement of Income
	Nine Months Ended September 30,
(dollars in thousands)	2016	2015
Unrealized gains and losses on available-for-sale securities	$4,609	$4,056	Net securities gains
	(1,702)	(1,498)	Income tax (expense) benefit

	$2,907	$2,558	Net income

Unrealized gains and losses on held-to-maturity securities	$(1,370)	$(1,222)	Interest income/(expense)
	468	236	Income tax (expense) benefit

	$(902)	$(986)	Net income

Gains and losses on cash flow hedges Interest rate contracts	$(4,723)	$(1,527)	Interest income/(expense)
	1,086	580	Income tax (expense) benefit

	$(3,637)	$(947)	Net income

Amortization of defined benefit pension items
Actuarial gains/(losses)	$(1,933)	$(2,380)	Salaries and employee benefits
	735	905	Income tax (expense) benefit

	$(1,198)	$(1,475)	Net income

Total reclassifications for the period	$(2,830)	$(850)	Net income

NOTE 6 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at September 30, 2016 and December 31, 2015 and the corresponding amounts of unrealized gains and losses therein:

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2016
Available-for-Sale
U.S. Treasury	$8,960	$305	$—	$9,265
U.S. government-sponsored entities and agencies	470,516	3,029	(475)	473,070
Mortgage-backed securities - Agency	1,468,624	17,855	(2,639)	1,483,840
States and political subdivisions	433,795	16,413	(630)	449,578
Pooled trust preferred securities	17,007	—	(10,233)	6,774
Other securities	336,271	4,412	(4,532)	336,151

Total available-for-sale securities	$2,735,173	$42,014	$(18,509)	$2,758,678

Held-to-Maturity
U.S. government-sponsored entities and agencies	$140,391	$1,008	$—	$141,399
Mortgage-backed securities - Agency	11,843	486	—	12,329
States and political subdivisions	698,569	70,016	(2)	768,583

Total held-to-maturity securities	$850,803	$71,510	$(2)	$922,311

December 31, 2015
Available-for-Sale
U.S. Treasury	$11,968	$190	$(8)	$12,150
U.S. government-sponsored entities and agencies	615,578	1,495	(3,523)	613,550
Mortgage-backed securities - Agency	1,065,936	10,970	(10,545)	1,066,361
States and political subdivisions	375,671	11,960	(335)	387,296
Pooled trust preferred securities	17,320	—	(9,420)	7,900
Other securities	337,590	1,151	(7,777)	330,964

Total available-for-sale securities	$2,424,063	$25,766	$(31,608)	$2,418,221

Held-to-Maturity
U.S. government-sponsored entities and agencies	$142,864	$2,899	$—	$145,763
Mortgage-backed securities - Agency	16,042	562	—	16,604
States and political subdivisions	713,205	53,848	(3)	767,050

Total held-to-maturity securities	$872,111	$57,309	$(3)	$929,417

Proceeds from sales or calls of available-for-sale investment securities, the resulting realized gains and realized losses, and other securities gains or losses were as follows for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015

Proceeds from sales of available-for-sale securities	$50,368	$100,257	$157,819	$296,841
Proceeds from calls of available-for-sale securities	160,805	108,790	525,114	321,792

Total	$211,173	$209,047	$682,933	$618,633

Realized gains on sales of available-for-sale securities	$1,062	$1,315	$4,213	$4,112
Realized gains on calls of available-for-sale securities	477	99	848	479
Realized losses on sales of available-for-sale securities	(2)	(373)	(450)	(420)
Realized losses on calls of available-for-sale securities	(15)	—	(103)	(15)
Other securities gains (losses) (1)	125	(180)	101	(100)

Net securities gains	$1,647	$861	$4,609	$4,056

(1)	Other securities gains (losses) includes net realized gains or losses associated with trading securities and mutual funds.

During the nine months ended September 30, 2015, the Company sold a municipal bond that was classified as held-to-maturity due to credit deterioration. Proceeds from the sale were $0.8 million and resulted in a gain of $52 thousand.

Trading securities, which consist of mutual funds held in trusts associated with deferred compensation plans for former directors and executives, are recorded at fair value and totaled $5.0 million at September 30, 2016 and $3.9 million at December 31, 2015.

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

	At September 30, 2016
(dollars in thousands)			Weighted
	Amortized	Fair	Average
Maturity	Cost	Value	Yield
Available-for-Sale
Within one year	$33,986	$34,080	1.68%
One to five years	338,607	343,626	2.09
Five to ten years	351,830	359,712	2.76
Beyond ten years	2,010,750	2,021,260	2.35

Total	$2,735,173	$2,758,678	2.36%

Held-to-Maturity
Within one year	$7,433	$7,519	3.82%
One to five years	52,130	55,239	4.94
Five to ten years	237,605	249,104	3.87
Beyond ten years	553,635	610,449	5.52

Total	$850,803	$922,311	5.01%

The following table summarizes the investment securities with unrealized losses at September 30, 2016 and December 31, 2015 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2016
Available-for-Sale
U.S. Treasury	$2,000	$—	$—	$—	$2,000	$—
U.S. government-sponsored entities and agencies	92,525	(475)	—	—	92,525	(475)
Mortgage-backed securities - Agency	167,158	(1,551)	61,689	(1,088)	228,847	(2,639)
States and political subdivisions	35,316	(542)	5,472	(88)	40,788	(630)
Pooled trust preferred securities	—	—	6,774	(10,233)	6,774	(10,233)
Other securities	2,746	(29)	148,194	(4,503)	150,940	(4,532)

Total available-for-sale	$299,745	$(2,597)	$222,129	$(15,912)	$521,874	$(18,509)

Held-to-Maturity
States and political subdivisions	$1,813	$(2)	$—	$—	$1,813	$(2)

Total held-to-maturity	$1,813	$(2)	$—	$—	$1,813	$(2)

December 31, 2015
Available-for-Sale
U.S. Treasury	$6,505	$(8)	$—	$—	$6,505	$(8)
U.S. government-sponsored entities and agencies	160,751	(1,492)	122,581	(2,031)	283,332	(3,523)
Mortgage-backed securities - Agency	256,359	(3,444)	239,047	(7,101)	495,406	(10,545)
States and political subdivisions	38,373	(161)	5,137	(174)	43,510	(335)
Pooled trust preferred securities	—	—	7,900	(9,420)	7,900	(9,420)
Other securities	156,604	(2,717)	126,661	(5,060)	283,265	(7,777)

Total available-for-sale	$618,592	$(7,822)	$501,326	$(23,786)	$1,119,918	$(31,608)

Held-to-Maturity
States and political subdivisions	$2,026	$(3)	$—	$—	$2,026	$(3)

Total held-to-maturity	$2,026	$(3)	$—	$—	$2,026	$(3)

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

We did not record other-than-temporary-impairments during the nine months ended September 30, 2016 or 2015.

As of September 30, 2016, Old National’s securities portfolio consisted of 1,732 securities, 102 of which were in an unrealized loss position. The unrealized losses attributable to our U.S. government-sponsored entities and agencies, our agency mortgage-backed securities, and our other securities are the result of fluctuations in interest rates. Our pooled trust preferred securities are discussed below.

Pooled Trust Preferred Securities

At September 30, 2016, our securities portfolio contained three pooled trust preferred securities with a fair value of $6.8 million and unrealized losses of $10.2 million. One of the pooled trust preferred securities in our portfolio falls within the scope of FASB ASC 325-10 (EITF 99-20) and has a fair value of $0.2 million with an unrealized loss of $2.9 million at September 30, 2016. This security was rated A3 at inception, but is rated D at September 30, 2016. The issuers in this security are banks. We use the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine whether an adverse change in cash flows has occurred during the quarter. The OTTI model considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and a limited number of recoveries on current or projected interest payment deferrals. In addition, we use the model to “stress” this CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Old National’s note class. For the nine months ended September 30, 2016 and 2015, our model indicated no other-than-temporary-impairment losses on this security. At September 30, 2016, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell any securities.

Two of our pooled trust preferred securities with a fair value of $6.6 million and unrealized losses of $7.3 million at September 30, 2016 are not subject to FASB ASC 325-10. These securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. For the nine months ended September 30, 2016 and 2015, our analysis indicated no OTTI on these securities.

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

Trust preferred securities September 30, 2016 (dollars in thousands)	Class	Lowest Credit Rating (1)	Amortized Cost	Fair Value	Unrealized Gain/ (Loss)	Realized Losses 2016	# of Issuers Currently Performing/ Remaining	Actual Deferrals and Defaults as a % of Original Collateral	Expected Defaults as a % of Remaining Performing Collateral	Excess Subordination as a % of Current Performing Collateral
Pooled trust preferred securities:
Reg Div Funding 2004	B-2	D	$3,111	$211	$(2,900)	$—	23/39	33.3%	7.3%	0.0%
Pretsl XXVII LTD	B	B	4,422	2,035	(2,387)	—	35/44	16.7%	4.1%	47.5%
Trapeza Ser 13A	A2A	BBB	9,474	4,528	(4,946)	—	50/56	5.9%	4.9%	46.6%

			17,007	6,774	(10,233)	—

Single Issuer trust preferred securities:
Fleet Cap Tr V (BOA)		BB+	3,395	2,993	(402)	—
JP Morgan Chase Cap XIII		BBB-	4,764	4,175	(589)	—
NB-Global		BB+	781	868	87	—
Chase Cap II		BBB-	819	880	61	—

			9,759	8,916	(843)	—

Total			$26,766	$15,690	$(11,076)	$—

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

NOTE 7 - LOANS HELD FOR SALE

Mortgage loans held for immediate sale in the secondary market were $60.5 million at September 30, 2016, compared to $13.8 million at December 31, 2015. Residential loans that Old National has originated with the intent to sell are recorded at fair value in accordance with FASB ASC 825-10 (SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities). Beginning with the inception of an in-house servicing unit in the third quarter of 2014, conventional mortgage production is sold on a servicing retained basis. Certain loans, such as government guaranteed mortgage loans are sold on servicing released basis.

During the fourth quarter of 2014, $197.9 million of loans were reclassified to loans held for sale at the lower of cost or fair value. When the branch divestitures closed during the third quarter of 2015, these loans were valued at $193.6 million, resulting in a gain of $0.1 million. At September 30, 2016, there were no loans held for sale under this arrangement.

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

The composition of loans by lending classification was as follows:

	September 30,	December 31,
(dollars in thousands)	2016	2015
Commercial (1)	$1,836,380	$1,804,615
Commercial real estate:
Construction	574,476	185,449
Other	2,518,099	1,662,372
Residential real estate	2,105,232	1,644,614
Consumer credit:
Home equity	481,995	359,954
Auto	1,146,594	1,050,336
Other	242,209	133,478
Covered loans	—	107,587

Total loans	8,904,985	6,948,405
Allowance for loan losses	(51,547)	(51,296)
Allowance for loan losses - covered loans	—	(937)

Net loans	$8,853,438	$6,896,172

(1)	Includes direct finance leases of $11.7 million at September 30, 2016 and $14.4 million at December 31, 2015.

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

The acquisition of Anchor on May 1, 2016 added $926.2 million of commercial real estate loans to our portfolio. At 178%, Old National Bank’s commercial real estate loans as a percentage of its risk-based capital remained well below the regulatory guideline limit of 300% at September 30, 2016.

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

Consumer

Home equity loans are typically secured by a subordinate interest in 1-4 family residences, and consumer loans are secured by consumer assets such as automobiles or recreational vehicles. We assumed student loans in the acquisition of Anchor in May 2016. As of September 30, 2016, student loans totaled $80.5 million and are guaranteed by the government from 97% to 100%. Some consumer loans are unsecured such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in residential property or other collateral values. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

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

Prior to the termination of the loss share agreements, certain loans acquired from the FDIC were classified as covered loans. Covered loans were subject to loss share agreements whereby Old National was indemnified against 80% of losses up to $275.0 million, an amount which we never reached. See Note 9 to the consolidated financial statements for further details on our covered loans.

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

Old National’s activity in the allowance for loan losses for the three and nine months ended September 30, 2016 and 2015 is as follows:

(dollars in thousands)	Commercial	Commercial Real Estate	Residential	Consumer	Unallocated	Total
Three Months Ended September 30, 2016
Balance at July 1, 2016	$24,156	$18,208	$1,459	$7,981	$—	$51,804
Charge-offs	(1,681)	(1,378)	(140)	(1,320)	—	(4,519)
Recoveries	594	1,548	2,174	(1,360)	—	2,956
Provision	1,461	(1,033)	(1,963)	2,841	—	1,306

Balance at September 30, 2016	$24,530	$17,345	$1,530	$8,142	$—	$51,547

Three Months Ended September 30, 2015
Balance at July 1, 2015	$23,434	$16,325	$2,581	$7,851	$—	$50,191
Charge-offs	(223)	(733)	(313)	(1,239)	—	(2,508)
Recoveries	1,088	1,422	74	792	—	3,376
Provision	1,219	(950)	(317)	215	—	167

Balance at September 30, 2015	$25,518	$16,064	$2,025	$7,619	$—	$51,226

Nine Months Ended September 30, 2016
Balance at January 1, 2016	$26,347	$15,993	$2,051	$7,842	$—	$52,233
Charge-offs	(3,640)	(2,440)	(360)	(4,698)	—	(11,138)
Recoveries	2,288	2,935	2,387	126	—	7,736
Provision	(465)	857	(2,548)	4,872	—	2,716

Balance at September 30, 2016	$24,530	$17,345	$1,530	$8,142	$—	$51,547

Nine Months Ended September 30, 2015
Balance at January 1, 2015	$20,670	$17,348	$2,962	$6,869	$—	$47,849
Charge-offs	(2,644)	(834)	(709)	(4,337)	—	(8,524)
Recoveries	3,652	2,895	161	2,754	—	9,462
Provision	3,840	(3,345)	(389)	2,333	—	2,439

Balance at September 30, 2015	$25,518	$16,064	$2,025	$7,619	$—	$51,226

The following table provides Old National’s recorded investment in financing receivables by portfolio segment at September 30, 2016 and December 31, 2015 and other information regarding the allowance:

(dollars in thousands)	Commercial	Commercial Real Estate	Residential	Consumer	Unallocated	Total
September 30, 2016
Allowance for loan losses:
Individually evaluated for impairment	$6,979	$4,459	$—	$—	$—	$11,438
Collectively evaluated for impairment	17,422	12,712	1,517	7,886	—	39,537
Loans acquired with deteriorated credit quality	129	174	13	256	—	572

Total allowance for loan losses	$24,530	$17,345	$1,530	$8,142	$—	$51,547

Loans and leases outstanding:
Individually evaluated for impairment	$49,815	$57,801	$—	$—	$—	$107,616
Collectively evaluated for impairment	1,785,010	2,987,280	2,091,020	1,861,647	—	8,724,957
Loans acquired with deteriorated credit quality	1,555	47,494	14,212	9,151	—	72,412

Total loans and leases outstanding	$1,836,380	$3,092,575	$2,105,232	$1,870,798	$—	$8,904,985

December 31, 2015
Allowance for loan losses:
Individually evaluated for impairment	$7,467	$4,021	$—	$—	$—	$11,488
Collectively evaluated for impairment	18,295	11,439	2,038	7,614	—	39,386
Loans acquired with deteriorated credit quality	247	533	13	70	—	863
Covered loans acquired with deteriorated credit quality	338	—	—	158	—	496

Total allowance for loan losses	$26,347	$15,993	$2,051	$7,842	$—	$52,233

Loans and leases outstanding:
Individually evaluated for impairment	$60,959	$41,987	$—	$—	$—	$102,946
Collectively evaluated for impairment	1,750,397	1,779,062	1,644,631	1,590,288	—	6,764,378
Loans acquired with deteriorated credit quality	691	28,499	127	3,925	—	33,242
Covered loans acquired with deteriorated credit quality	2,893	19,424	16,577	8,945	—	47,839

Total loans and leases outstanding	$1,814,940	$1,868,972	$1,661,335	$1,603,158	$—	$6,948,405

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

Pass rated loans are those loans that are other than criticized, classified – substandard, classified – nonaccrual, or classified – doubtful.

As of September 30, 2016 and December 31, 2015, the risk category of commercial and commercial real estate loans by class of loans is as follows:

(dollars in thousands)			Commercial		Commercial
			Real Estate -		Real Estate -
	Commercial		Construction		Other
Corporate Credit Exposure Credit Risk Profile by Internally Assigned Grade	September 30, 2016	December 31, 2015 (1)	September 30, 2016	December 31, 2015 (1)	September 30, 2016	December 31, 2015 (1)
Grade:
Pass	$1,703,363	$1,672,672	$560,891	$182,701	$2,338,786	$1,508,309
Criticized	53,092	55,570	10,949	3,300	61,799	75,477
Classified - substandard	30,573	24,723	1,258	1,857	45,089	49,091
Classified - nonaccrual	45,716	58,469	1,378	830	62,513	39,521
Classified - doubtful	3,636	3,506	—	—	9,912	7,886

Total	$1,836,380	$1,814,940	$574,476	$188,688	$2,518,099	$1,680,284

(1) Includes loans previously covered by loss share agreements with the FDIC.

Commercial loans as of September 30, 2016 in the table above include loans attributable to the acquisition of Anchor totaling $0.2 million in the classified – substandard category and $0.7 million in the classified – nonaccrual category. There were no construction commercial real estate loans in the criticized or classified categories attributable to the acquisition of Anchor as of September 30, 2016. Other commercial real estate as of September 30, 2016 in the table above includes loans attributable to the acquisition of Anchor totaling $16.6 million in the criticized category, $4.2 million in the classified – substandard category, and $25.4 million in the classified – nonaccrual category.

Old National considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, Old National also evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of September 30, 2016 and December 31, 2015:

(dollars in thousands)	Residential	Consumer
		Home Equity	Auto	Other
September 30, 2016
Performing	$2,088,694	$478,810	$1,145,140	$235,057
Nonperforming	16,538	3,185	1,454	7,152

Total	$2,105,232	$481,995	$1,146,594	$242,209

December 31, 2015 (1)
Performing	$1,645,293	$410,243	$1,048,763	$138,031
Nonperforming	16,042	3,051	1,573	1,497

Total	$1,661,335	$413,294	$1,050,336	$139,528

(1)	Includes loans previously covered by loss share agreements with the FDIC.

Other consumer loans as of September 30, 2016 in the table above includes loans attributable to the acquisition of Anchor totaling $5.7 million in the nonperforming category, the majority of which are student loans that are guaranteed by the government from 97% to 100%.

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

The following table shows Old National’s impaired loans as of September 30, 2016 and December 31, 2015, respectively. Only purchased loans that have experienced subsequent impairment since the date acquired are included in the table below.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
September 30, 2016
With no related allowance recorded:
Commercial	$34,050	$34,803	$—
Commercial Real Estate - Other	40,601	43,981	—
Residential	1,113	1,134	—
Consumer	852	983	—
With an allowance recorded:
Commercial	15,765	16,573	6,979
Commercial Real Estate - Other	17,200	17,717	4,459
Residential	1,094	1,094	55
Consumer	1,984	1,984	99

Total	$112,659	$118,269	$11,592

December 31, 2015 (1)
With no related allowance recorded:
Commercial	$40,414	$41,212	$—
Commercial Real Estate - Other	26,998	30,264	—
Residential	1,383	1,422	—
Consumer	1,201	1,305	—
With an allowance recorded:
Commercial	16,377	16,483	7,111
Commercial Real Estate - Construction	237	237	6
Commercial Real Estate - Other	14,752	14,802	4,015
Residential	985	985	49
Consumer	2,525	2,525	126

Total	$104,872	$109,235	$11,307

(1)	Does not include $4.2 million of loans that were previously covered by loss share agreements with the FDIC.

The average balance of impaired loans during the three and nine months ended September 30, 2016 and 2015 are included in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2016	2015 (1)	2016	2015 (1)
Average Recorded Investment
With no related allowance recorded:
Commercial	$35,513	$33,128	$37,581	$29,878
Commercial Real Estate - Construction	—	1,122	—	1,475
Commercial Real Estate - Other	40,971	33,235	37,937	32,440
Residential	1,233	999	1,270	873
Consumer	878	836	865	728
With an allowance recorded:
Commercial	17,334	29,978	16,072	16,090
Commercial Real Estate - Construction	—	331	119	171
Commercial Real Estate - Other	15,119	12,656	15,977	13,109
Residential	1,099	1,330	1,072	1,264
Consumer	2,385	1,775	2,515	1,886

Total	$114,532	$115,390	$113,408	$97,914

(1)	Does not include $4.4 million of loans that were previously covered by loss share agreements with the FDIC.

The Company does not record interest on nonaccrual loans until principal is recovered. Interest income recognized on impaired loans during the three and nine months ended September 30, 2016 and 2015 was immaterial.

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

Old National’s past due financing receivables as of September 30, 2016 and December 31, 2015 are as follows:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Recorded Investment > 90 Days and Accruing	Nonaccrual	Total Past Due	Current
September 30, 2016
Commercial	$577	$262	$—	$49,352	$50,191	$1,786,189
Commercial Real Estate:
Construction	—	—	—	1,378	1,378	573,098
Other	835	445	—	72,425	73,705	2,444,394
Residential	14,228	1,911	152	16,538	32,829	2,072,403
Consumer:
Home equity	1,741	1,749	46	3,185	6,721	475,274
Auto	3,931	915	154	1,454	6,454	1,140,140
Other	3,090	2,118	91	7,152	12,451	229,758

Total loans	$24,402	$7,400	$443	$151,484	$183,729	$8,721,256

December 31, 2015
Commercial	$802	$100	$565	$57,536	$59,003	$1,745,612
Commercial Real Estate:
Construction	—	—	—	749	749	184,700
Other	438	135	—	46,601	47,174	1,615,198
Residential	9,300	2,246	114	14,953	26,613	1,618,001
Consumer:
Home equity	283	402	—	2,369	3,054	356,900
Auto	3,804	730	202	1,573	6,309	1,044,027
Other	830	165	25	1,256	2,276	131,202
Covered loans	809	312	10	7,336	8,467	99,120

Total loans	$16,266	$4,090	$916	$132,373	$153,645	$6,794,760

Loan Participations

Old National has loan participations, which qualify as participating interests, with other financial institutions. At September 30, 2016, these loans totaled $473.0 million, of which $259.1 million had been sold to other financial institutions and $213.9 million was retained by Old National. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder, involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder, all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership, and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.

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

The following table presents activity in TDRs for the nine months ended September 30, 2016 and 2015:

(dollars in thousands)	Commercial	Commercial Real Estate	Residential	Consumer	Total
Nine Months Ended September 30, 2016
Balance at January 1, 2016	$23,354	$14,602	$2,693	$3,602	$44,251
(Charge-offs)/recoveries	(1,098)	148	42	(27)	(935)
Payments	(17,517)	(6,050)	(482)	(1,273)	(25,322)
Additions	12,367	10,581	335	385	23,668
Other	1,569	523	—	—	2,092

Balance at September 30, 2016	$18,675	$19,804	$2,588	$2,687	$43,754

Nine Months Ended September 30, 2015
Balance at January 1, 2015	$15,205	$15,226	$2,063	$2,459	$34,953
(Charge-offs)/recoveries	89	825	(40)	(6)	868
Payments	(13,064)	(4,709)	(614)	(1,035)	(19,422)
Additions	29,956	3,774	792	1,797	36,319

Balance at September 30, 2015	$32,186	$15,116	$2,201	$3,215	$52,718

Approximately $29.9 million of the TDRs at September 30, 2016 were included with nonaccrual loans, compared to $30.0 million at December 31, 2015. Old National has allocated specific reserves to customers whose loan terms have been modified in TDRs totaling $6.2 million at September 30, 2016 and $2.3 million at December 31, 2015. As of September 30, 2016, Old National had committed to lend an additional $4.5 million to customers with outstanding loans that are classified as TDRs.

The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the nine months ended September 30, 2016 and 2015 are the same except for when the loan modifications involve the forgiveness of principal. The following table presents loans by class modified as TDRs that occurred during the nine months ended September 30, 2016 and 2015:

(dollars in thousands)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Nine Months Ended September 30, 2016
Troubled Debt Restructuring:
Commercial	17	$12,367	$11,815
Commercial Real Estate - Other	9	10,581	10,581
Residential	3	335	335
Consumer	8	385	385

Total	37	$23,668	$23,116

Nine Months Ended September 30, 2015
Troubled Debt Restructuring:
Commercial	25	$29,956	$29,956
Commercial Real Estate - Construction	5	1,162	1,162
Commercial Real Estate - Other	21	2,612	2,612
Residential	8	792	792
Consumer	26	1,797	1,797

Total	85	$36,319	$36,319

The TDRs that occurred during the nine months ended September 30, 2016 decreased the allowance for loan losses by $0.3 million due to a change in collateral position on a large commercial loan and resulted in $0.8 million of charge-offs during the nine months ended September 30, 2016. The TDRs that occurred during the nine months ended September 30, 2015 increased the allowance for loan losses by $0.6 million and resulted in immaterial charge-offs during the nine months ended September 30, 2015.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

There were 6 commercial loans and 1 commercial real estate loans totaling $0.6 million that were modified as TDRs within the preceding twelve months, and for which there was a payment default during the nine months ended September 30, 2016.

There were 3 commercial loans and 6 commercial real estate loans totaling $2.1 million that were modified as TDRs within the preceding twelve months, and for which there was a payment default during the nine months ended September 30, 2015.

The terms of certain other loans were modified during the nine months ended September 30, 2016 that did not meet the definition of a TDR. It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have extended the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification. The evaluation is performed under our internal underwriting policy. We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral or a bona fide guarantee. We also consider whether the modification was insignificant relative to the other terms of the agreement or the delay in a payment.

PCI loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition. If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually. If the purchased credit impaired loan is being accounted for as part of a pool, it will not be removed from the pool. As of September 30, 2016, it has not been necessary to remove any loans from PCI accounting.

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

Old National has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. For these loans that meet the criteria of ASC 310-30 treatment, the carrying amount is as follows:

(dollars in thousands)	September 30, 2016	December 31, 2015 (1)
Commercial	$1,555	$3,584
Commercial real estate	47,494	47,923
Residential	14,212	16,704
Consumer	9,151	12,870

Carrying amount	72,412	81,081
Allowance for loan losses	(572)	(1,359)

Carrying amount, net of allowance	$71,840	$79,722

(1)	Includes loans previously covered by loss share agreements with the FDIC.

The outstanding balance of loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties, was $312.8 million at September 30, 2016 and $321.5 million at December 31, 2015.

The accretable difference on purchased loans acquired in a business combination is the difference between the expected cash flows and the net present value of expected cash flows with such difference accreted into earnings using the effective yield method over the term of the loans. Accretion recorded as loan interest income totaled $18.2 million during the nine months ended September 30, 2016 and $28.8 million during the nine months ended September 30, 2015. Improvement in cash flow expectations has resulted in a reclassification from nonaccretable difference to accretable yield as shown in the table below.

Accretable yield of purchased credit impaired loans, or income expected to be collected, is as follows:

(dollars in thousands)	Acquisitions Prior to 2015 (1)	Founders (2)	Anchor (2)	Total
Balance at January 1, 2016	$42,498	$2,812	$—	$45,310
New loans purchased	—	—	3,217	3,217
Accretion of income	(16,765)	(618)	(819)	(18,202)
Reclassifications from (to) nonaccretable difference	7,104	434	—	7,538
Disposals/other adjustments	889	—	72	961

Balance at September 30, 2016	$33,726	$2,628	$2,470	$38,824

(1)	Includes loans previously covered by loss share agreements with the FDIC.
(2)	Old National acquired Founders effective January 1, 2015 and Anchor effective May 1, 2016.

Included in Old National’s allowance for loan losses is $0.6 million related to the purchased loans disclosed above at September 30, 2016, compared to $1.4 million at December 31, 2015.

PCI loans purchased during the nine months ended September 30, 2016 and 2015 for which it was probable at acquisition that all contractually required payments would not be collected were as follows:

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

The following table is a roll-forward of covered acquired impaired loans accounted for under ASC 310-30 for the nine months ended September 30, 2016 and 2015. As a result of the termination of the loss share agreements, the remaining loans that were covered by the loss share arrangements were reclassified to noncovered loans effective June 22, 2016.

(dollars in thousands)	Contractual Cash Flows (1)	Nonaccretable Difference	Accretable Yield	Carrying Amount (2)
Nine Months Ended September 30, 2016
Balance at January 1, 2016	$69,857	$(4,729)	$(17,785)	$47,343
Principal reductions and interest payments	(18,195)	(347)	—	(18,542)
Accretion of loan discount	—	—	7,196	7,196
Changes in contractual and expected cash flows due to remeasurement	4,431	631	(4,927)	135
Removals due to foreclosure or sale	(1,948)	136	263	(1,549)
Loans removed from loss share coverage	(54,145)	4,309	15,253	(34,583)

Balance at September 30, 2016	$—	$—	$—	$—

Nine Months Ended September 30, 2015
Balance at January 1, 2015	$124,809	$(12,014)	$(35,742)	$77,053
Principal reductions and interest payments	(34,842)	(1,430)	—	(36,272)
Accretion of loan discount	—	—	17,850	17,850
Changes in contractual and expected cash flows due to remeasurement	(4,218)	6,821	(2,505)	98
Removals due to foreclosure or sale	(1,020)	376	(182)	(826)
Loans removed from loss share coverage	(6,027)	236	618	(5,173)

Balance at September 30, 2015	$78,702	$(6,011)	$(19,961)	$52,730

(1)	The balance of contractual cash flows includes future contractual interest and is net of amounts charged off and interest collected on nonaccrual loans.
(2)	Carrying amount for this table is net of allowance for loan losses.

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

The following table shows a detailed analysis of the FDIC loss sharing asset for the nine months ended September 30, 2016 and 2015. As a result of the termination of the loss share agreements on June 22, 2016, the table below reflects the write-off of the remaining FDIC loss sharing asset.

(dollars in thousands)	2016	2015
Balance at January 1,	$9,030	$20,603
Adjustments not reflected in income:
Cash received from the FDIC	(10,000)	(3,555)
Other	512	948
Adjustments reflected in income:
(Amortization) accretion	(816)	(10,587)
Higher (lower) loan loss expectations	(13)	109
Impairment/(recovery) of value and net (gain)/loss on sales of other real estate	1,062	1,387
Gain as a result of the early termination agreement with the FDIC, effective June 22, 2016	225	—

Balance at September 30,	$—	$8,905

As a result of the termination of the loss share agreements, all future gains and losses associated with covered assets will be recognized entirely by Old National since the FDIC will no longer be sharing in these gains and losses.

NOTE 10 – OTHER REAL ESTATE OWNED

The following table presents activity in other real estate owned for the nine months ended September 30, 2016 and 2015:

(dollars in thousands)	Other Real Estate Owned (1)	Other Real Estate Owned, Covered
Nine Months Ended September 30, 2016
Balance at January 1, 2016	$7,594	$4,904
Additions (2)	22,244	2,093
Sales	(9,049)	(1,454)
(Impairment)/recovery of value	(741)	(1,872)
Reclassification due to termination of the loss share agreements, effective June 22, 2016	3,671	(3,671)

Balance at September 30, 2016	$23,719	$—

Nine Months Ended September 30, 2015
Balance at January 1, 2015	$7,241	$9,121
Additions	5,665	880
Sales	(2,807)	(5,291)
(Impairment)/recovery of value	(817)	(287)

Balance at September 30, 2015	$9,282	$4,423

(1)	Includes repossessed personal property of $0.2 million at September 30, 2016 and 2015.
(2)	Includes other real estate owned of $18.2 million acquired from Anchor in May 2016.

At September 30, 2016, foreclosed residential real estate property included in the table above totaled $1.6 million. At September 30, 2016, consumer mortgage loans collateralized by residential real property that were in the process of foreclosure totaled $2.4 million.

Old National entered into an agreement with the FDIC on June 22, 2016 to terminate its loss share agreements. As a result of the termination of the loss share agreements, the remaining other real estate owned that was covered by the loss share arrangements were reclassified to noncovered other real estate owned effective June 22, 2016.

Prior to the termination of the loss share agreements, covered OREO expenses and valuation write-downs were recorded in the noninterest expense section of the consolidated statements of income. Under the loss sharing agreements, the FDIC would have reimbursed us for 80% of expenses and valuation write-downs related to covered assets up to $275.0 million, an amount which we never reached. The reimbursable portion of these expenses was recorded in the FDIC indemnification asset. Changes in the FDIC indemnification asset were recorded in the noninterest income section of the consolidated statements of income. As a result of the termination of the loss share agreements, all future gains and losses associated with covered assets will be recognized entirely by Old National since the FDIC will no longer be sharing in these gains and losses.

NOTE 11 – PREMISES AND EQUIPMENT

The composition of premises and equipment was as follows:

(dollars in thousands)	September 30, 2016	December 31, 2015
Land	$57,904	$41,604
Buildings	230,192	111,982
Furniture, fixtures, and equipment	107,555	94,819
Leasehold improvements	28,497	33,111

Total	424,148	281,516
Accumulated depreciation	(90,882)	(84,840)

Premises and equipment, net	$333,266	$196,676

During the third quarter of 2016, the Company purchased the corporate office and 2 bank properties that it had previously leased for an aggregate purchase price of approximately $98.4 million, resulting in the recognition of $0.8 million of pre-tax losses.

Depreciation expense was $3.9 million for the three months ended September 30, 2016 and $11.4 million for the nine months ended September 30, 2016, compared to $3.1 million for the three months ended September 30, 2015 and $10.9 million for the nine months ended September 30, 2015.

Operating Leases

Old National rents certain premises and equipment under operating leases, which expire at various dates. Many of these leases require the payment of property taxes, insurance premiums, maintenance, and other costs. In some cases, rentals are subject to increase in relation to a cost-of-living index. The leases have original terms ranging from less than one year to twenty-four years, and Old National has the right, at its option, to extend the terms of certain leases for four additional successive terms of five years. Old National does not have any material sub-lease agreements. Rent expense was $6.4 million for the three months ended September 30, 2016 and $20.1 million for the nine months ended September 30, 2016, compared to $7.2 million for the three months ended September 30, 2015 and $22.4 million for the nine months ended September 30, 2015.

Old National had deferred gains remaining associated with prior sale leaseback transactions totaling $31.1 million as of September 30, 2016 and $40.7 million as of December 31, 2015. The gains are being recognized over the remaining term of the leases. The leases had original terms ranging from five to twenty-four years.

Capital Leases

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

On May 1, 2016, Old National acquired Anchor, assuming a five year capital lease obligation for equipment.

At September 30, 2016, the future minimum lease payments under the capital lease arrangements were as follows:

(dollars in thousands)
2016 remaining	$165
2017	472
2018	410
2019	430
2020	430
Thereafter	8,406

Total minimum lease payments	10,313
Less amounts representing interest	6,204

Present value of net minimum lease payments	$4,109

NOTE 12 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in the carrying amount of goodwill for the nine months ended September 30, 2016 and 2015:

(dollars in thousands)	2016	2015
Balance at January 1,	$584,634	$530,845
Acquisitions	111,539	57,619
Divestitures	(40,963)	(3,830)

Balance at September 30,	$655,210	$584,634

Goodwill is reviewed annually for impairment. Old National completed its most recent annual goodwill impairment test as of August 31, 2016 and concluded that, based on current events and circumstances, it is not more likely than not that the carrying value of goodwill exceeds fair value.

During the nine months ended September 30, 2016, Old National recorded $111.5 million of goodwill associated with the acquisition of Anchor. Also during the nine months ended September 30, 2016, Old National eliminated $41.0 million of goodwill associated with the sale of its insurance operations.

The gross carrying amount and accumulated amortization of other intangible assets at September 30, 2016 and December 31, 2015 were as follows:

(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
September 30, 2016
Amortized intangible assets:
Core deposit	$81,663	$(50,553)	$31,110
Customer trust relationships	16,547	(7,274)	9,273
Customer loan relationships	4,413	(3,878)	535

Total intangible assets	$102,623	$(61,705)	$40,918

December 31, 2015
Amortized intangible assets:
Core deposit	$60,103	$(43,982)	$16,121
Customer business relationships	30,787	(23,341)	7,446
Customer trust relationships	16,547	(5,286)	11,261
Customer loan relationships	4,413	(3,933)	480

Total intangible assets	$111,850	$(76,542)	$35,308

Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years. During the nine months ended September 30, 2016, Old National increased core deposit intangibles by $21.6 million related to the Anchor acquisition. In addition, Old National eliminated $6.7 million of customer business relationship intangibles associated with its insurance operation, which was sold May 31, 2016.

Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. No impairment charges were recorded during the nine months ended September 30, 2016 or 2015. Total amortization expense associated with intangible assets was $9.2 million for the nine months ended September 30, 2016 and $8.9 million for the nine months ended September 30, 2015.

Estimated amortization expense for future years is as follows:

(dollars in thousands)
2016 remaining	$3,241
2017	11,015
2018	8,687
2019	6,737
2020	4,883
Thereafter	6,355

Total	$40,918

NOTE 13 – LOAN SERVICING RIGHTS

Loan servicing rights were assumed in Old National’s acquisitions of United and LSB in 2014, Founders in 2015, and Anchor in May, 2016.

At September 30, 2016, loan servicing rights derived from loans sold with servicing retained totaled $25.9 million, compared to $10.5 million at December 31, 2015. Loans serviced for others are not reported as assets. The principal balance of loans serviced for others was $3.427 billion at September 30, 2016, compared to $1.263 billion at December 31, 2015. Approximately 99% of the loans serviced for others at September 30, 2016 were residential mortgage loans. Custodial escrow balances maintained in connection with serviced loans were $41.0 million at September 30, 2016 and $3.0 million at December 31, 2015.

The following table summarizes the carrying values and activity related to loan servicing rights and the related valuation allowance for the nine months ended September 30, 2016 and 2015:

(dollars in thousands)	2016	2015
Balance at January 1,	$10,502	$9,584
Additions (1)	18,965	2,553
Amortization	(3,537)	(1,804)

Balance before valuation allowance at September 30,	25,930	10,333

Valuation allowance:
Balance at January 1,	(34)	(50)
(Additions)/recoveries	24	—

Balance at September 30,	(10)	(50)

Loan servicing rights, net	$25,920	$10,283

(1)	In May 2016, the Company assumed $15.3 million of loan servicing rights related to the Anchor acquisition.

At September 30, 2016, the fair value of servicing rights was $27.3 million, which was determined using a discount rate of 10% and a weighted average prepayment speed of 189% PSA. At December 31, 2015, the fair value of servicing rights was $11.3 million, which was determined using a discount rate of 11% and a weighted average prepayment speed of 166% PSA.

NOTE 14 – QUALIFIED AFFORDABLE HOUSING PROJECTS AND OTHER TAX CREDIT INVESTMENTS

The Company is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing or other renovation or community revitalization projects. These investments are included in other assets on the balance sheet. Certain of these assets qualify for the proportional amortization method and are amortized over the period that the Company expects to receive the tax credits, with the expense included within income tax expense on the consolidated statements of income. The other investments are accounted for under the equity method, with the expense included within pre-tax income on the consolidated statements of income. All of the Company’s tax credit investments are evaluated for impairment at the end of each reporting period. As of September 30, 2016, the Company expects to recover its remaining investments through the use of the tax credits that were generated by the investments.

The following table summarizes Old National’s investments in Low Income Housing Tax Credits (“LIHTC”), Federal Historic Tax Credits (“FHTC”), Federal New Market Tax Credits (“NMTC”), and Indiana Community Revitalization Enhancement District Tax Credits (“CReED”) at September 30, 2016:

(dollars in thousands)				Nine Months Ended September 30,		Nine Months Ended September 30,
		At September 30, 2016		2016	2015	2016	2015
Investment	Accounting Method	Investment	Unfunded Commitment (1)	Amortization Expense		Tax Benefit Recognized

LIHTC and other qualifying investments	Proportional amortization	$23,910	$10,823	$603	$603	$(843)	$(843)

FHTC	Equity	4,434	3,104	—	—	—	—

CReED	Equity	1,504	1,502	—	—	—	—

NMTC	Equity	—	—	—	107	—	(175)

Total		$29,848	$15,429	$603	$710	$(843)	$(1,018)

(1)	All commitments will be paid by the Company by 2027.

NOTE 15 – SHORT-TERM BORROWINGS

The following table presents the distribution of Old National’s short-term borrowings and related weighted-average interest rates as of September 30, 2016:

(dollars in thousands)	Federal Funds Purchased	Repurchase Agreements / Sweeps	American Financial Exchange Borrowings (1)	Revolving Loan	Total
2016
Outstanding at September 30, 2016	$125,120	$297,804	$—	$—	$422,924
Average amount outstanding	153,265	323,474	4,234	5,474	486,447
Maximum amount outstanding at any month-end	263,536	346,695	25,000	50,000
Weighted average interest rate:
During the nine months ended September 30, 2016	0.47%	0.08%	0.67%	3.99%	0.25%
At September 30, 2016	0.40	0.08	—	—	0.17

(1)	In 2015, the Company joined the American Financial Exchange, which consists of overnight and 30-day term borrowings. No collateral was pledged on these funds.

The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At September 30, 2016
	Remaining Contractual Maturity of the Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 days	Total
Repurchase Agreements:
U.S. Treasury and agency securities	$297,804	$—	$—	$—	$297,804

Total	$297,804	$—	$—	$—	$297,804

The fair value of securities pledged to secure repurchase agreements may decline. The Company has pledged securities valued at 116% of the gross outstanding balance of repurchase agreements at September 30, 2016 to manage this risk.

Revolving Loan

In May 2016, the Company entered into a $75.0 million revolving line of credit agreement. The 364 day revolving loan has a variable rate of interest priced at the one-month LIBOR plus 200 basis points. As of September 30, 2016, no amount was outstanding on the loan.

NOTE 16 - FINANCING ACTIVITIES

The following table summarizes Old National’s and its subsidiaries’ other borrowings at September 30, 2016 and December 31, 2015:

(dollars in thousands)	September 30, 2016	December 31, 2015
Old National Bancorp:
Senior unsecured bank notes (fixed rate 4.125%) maturing August 2024	$175,000	$175,000
Unamortized debt issuance costs related to Senior unsecured bank notes	(1,221)	(1,338)
Junior subordinated debentures (variable rates of 2.19% to 2.61%) maturing March 2035 to September 2037	45,000	45,000
ASC 815 fair value hedge and other basis adjustments	(4,091)	(4,442)
Old National Bank:
Securities sold under agreements to repurchase (fixed rates 2.47% to 2.50%) maturing January 2017 to January 2018	50,000	50,000
Federal Home Loan Bank advances (fixed rates 0.33% to 6.76% and variable rates 0.79% to 0.97%) maturing October 2016 to January 2025	1,329,889	1,022,766
Capital lease obligation	4,109	4,036
ASC 815 fair value hedge and other basis adjustments	1,489	725

Total other borrowings	$1,600,175	$1,291,747

Contractual maturities of other borrowings at September 30, 2016 were as follows:

(dollars in thousands)
Due in 2016	$575,080
Due in 2017	370,770
Due in 2018	195,224
Due in 2019	2,517
Due in 2020	50,091
Thereafter	410,316
ASC 815 fair value hedge, unamortized debt issuance costs, and other basis adjustments	(3,823)

Total	$1,600,175

Senior Notes

In August 2014, Old National issued $175.0 million of senior unsecured notes with a 4.125% interest rate. These notes pay interest on February 15 and August 15. The notes mature on August 15, 2024.

Federal Home Loan Bank

Federal Home Loan Bank (“FHLB”) advances had weighted-average rates of 0.77% at September 30, 2016 and 0.72% at December 31, 2015. These borrowings are collateralized by investment securities and residential real estate loans up to 140% of outstanding debt.

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

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are secured borrowings. The Company pledges investment securities to secure these borrowings. The fair value of securities pledged to secure repurchase agreements may decline. The Company has pledged securities valued at 122% of the gross outstanding balance of repurchase agreements at September 30, 2016 to manage this risk.

NOTE 17 - EMPLOYEE BENEFIT PLANS

Retirement Plan and Restoration Plan

Old National maintains a funded noncontributory defined benefit plan (the “Retirement Plan”) that was frozen as of December 31, 2005. Retirement benefits are based on years of service and compensation during the highest paid five years of employment. The freezing of the plan provides that future salary increases will not be considered. Old National’s policy was to contribute at least the minimum funding requirement determined by the plan’s actuary.

In March 2016, we sent to participants and beneficiaries a Notice of Intent to Terminate the Employee Retirement Plan effective May 15, 2016. Subsequent to September 30, 2016, Old National contributed cash of approximately $7.4 million and recorded a $9.6 million pre-tax settlement charge in the fourth quarter of 2016, relieving Old National of all future obligations and expense.

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

Old National contributed $29 thousand to cover benefit payments from the Restoration Plan during the nine months ended September 30, 2016. Old National expects to contribute an additional $10 thousand to cover benefit payments from the Restoration Plan during the remainder of 2016.

The net periodic benefit cost and its components were as follows for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2016	2015	2016	2015
Interest cost	$440	$415	$1,320	$1,245
Expected return on plan assets	(442)	(512)	(1,327)	(1,535)
Recognized actuarial loss	494	531	1,482	1,593
Settlement loss	9	386	450	787

Net periodic benefit cost	$501	$820	$1,925	$2,090

NOTE 18 - STOCK-BASED COMPENSATION

At September 30, 2016, Old National had 4.9 million shares remaining available for issuance under the Company’s Amended and Restated 2008 Incentive Compensation Plan. The granting of awards to key employees is typically in the form of restricted stock awards or units.

Restricted Stock Awards

The Company granted 172 thousand time-based restricted stock awards to certain key officers and assumed 173 thousand time-based restricted stock awards in conjunction with the acquisition of Anchor during the nine months ended September 30, 2016, with shares vesting over a thirty-six month period. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. As of September 30, 2016, unrecognized compensation expense was estimated to be $4.0 million for unvested restricted stock awards.

Old National recorded expense of $2.2 million, net of tax, during the nine months ended September 30, 2016, compared to $0.9 million, net of tax, during the nine months ended September 30, 2015 related to the vesting of restricted stock awards. The increase during the nine months ended September 30, 2016 when compared to the nine months ended September 30, 2015 reflected the acceleration of certain Anchor awards totaling $0.9 million, net of tax.

Restricted Stock Units

The Company granted 276 thousand shares of performance based restricted stock units to certain key officers during the nine months ended September 30, 2016, with shares vesting at the end of a thirty-six month period based on the achievement of certain targets. For certain awards, the level of performance could increase or decrease the percentage of shares earned. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. As of September 30, 2016, unrecognized compensation expense was estimated to be $3.2 million.

Old National recorded stock based compensation expense, net of tax, related to restricted stock units of $1.0 million during the nine months ended September 30, 2016, compared to $1.3 million during the nine months ended September 30, 2015. Included in the nine months ended September 30, 2016 is the reversal of $0.6 million, net of tax, of expense associated with certain performance based restricted stock grants.

Stock Options

Old National has not granted stock options since 2009. However, Old National did acquire stock options through prior year acquisitions. Old National did not record any stock based compensation expense related to these stock options during the nine months ended September 30, 2016 or 2015.

Stock Appreciation Rights

Old National has never granted stock appreciation rights. However, Old National did acquire stock appreciation rights through a prior year acquisition. Old National did not record any incremental expense associated with the conversion of these stock appreciation rights during the nine months ended September 30, 2016 or 2015. At September 30, 2016, 81 thousand stock appreciation rights remained outstanding.

NOTE 19 - INCOME TAXES

Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statements of income for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2016	2015	2016	2015
Provision at statutory rate of 35%	$15,987	$18,922	$53,291	$41,758
Tax-exempt income	(4,297)	(4,056)	(12,698)	(11,839)
State income taxes	749	1,483	3,396	3,280
Interim period effective rate adjustment	(1,418)	(1,492)	(1,603)	329
ONB Insurance Group, Inc. nondeductible goodwill	23	—	8,328	—
Effect of Illinois branch sale	—	1,832	—	1,832
Other, net	(75)	(294)	738	(781)

Income tax expense	$10,969	$16,395	$51,452	$34,579

Effective tax rate	24.0%	30.3%	33.8%	29.0%

In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at September 30, 2016 and 2015 based on the current estimate of the effective annual rate.

The lower effective tax rate during the three months ended September 30, 2016 when compared to the three months ended September 30, 2015 is the result of a decrease in pre-tax book income as well as a reduction in state income tax expense.

The higher effective tax rate during the nine months ended September 30, 2016 when compared to the nine months ended September 30, 2015 is the result of an increase in pre-tax book income, primarily due to the sale of ONB Insurance Group, Inc. in May 2016, as well as additional tax expense of $8.3 million to record a deferred tax liability relating to ONB Insurance Group, Inc.’s nondeductible goodwill.

Unrecognized Tax Benefits

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in thousands)	2016	2015
Balance at January 1,	$124	$77
Additions based on tax positions related to the current year	85	39
Additions based on tax positions related to prior years	584	(4)
2012 statute of limitations expiration	(2)	—

Balance at September 30,	$791	$112

If recognized, approximately $0.8 million of unrecognized tax benefits, net of interest, would favorably affect the effective income tax rate in future periods.

Net Deferred Tax Assets

Significant components of net deferred tax assets (liabilities) were as follows at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
(dollars in thousands)	2016	2015
Deferred Tax Assets
Allowance for loan losses, net of recapture	$17,503	$17,125
Benefit plan accruals	20,699	18,066
Alternative minimum tax credit	18,118	18,378
Unrealized losses on benefit plans	3,773	4,507
Net operating loss carryforwards	66,915	2,041
Premises and equipment	3,617	12,735
Federal tax credits	35	422
Other-than-temporary impairment	3,630	3,558
Acquired loans	48,917	34,870
Lease exit obligation	2,650	2,626
Unrealized losses on available-for-sale investment securities	—	3,002
Unrealized losses on held-to-maturity investment securities	7,256	7,724
Unrealized losses on hedges	8,633	5,685
Other real estate owned	3,241	—
Other, net	2,656	4,914

Total deferred tax assets	207,643	135,653

Deferred Tax Liabilities
Accretion on investment securities	(662)	(599)
Other real estate owned	—	(284)
Purchase accounting	(17,708)	(16,615)
FDIC indemnification asset	—	(2,565)
Loan servicing rights	(9,764)	(3,890)
Unrealized gains on available-for-sale investment securities	(7,747)	—
Other, net	(2,296)	(1,716)

Total deferred tax liabilities	(38,177)	(25,669)

Net deferred tax assets	$169,466	$109,984

Net deferred tax assets increased $59.5 million since December 31, 2015 primarily due to the acquisition of Anchor. Net deferred tax assets acquired from Anchor totaled $98.1 million, consisting primarily of deferred tax assets related to federal and state net operating loss carryforwards and acquired loans. Offsetting the increase in net deferred tax assets was a reversal of $38.6 million since December 31, 2015, comprised primarily of pre-acquisition book and tax differences.

Through the acquisition of Anchor in the second quarter of 2016 and Lafayette Savings Bank in the fourth quarter of 2014, both former thrifts, Old National Bank’s retained earnings at September 30, 2016 include base-year bad debt reserves, created for tax purposes prior to 1988, totaling $52.8 million. Of this total, $50.9 million was acquired from Anchor, and $1.9 million was acquired from Lafayette Savings Bank. Base-year reserves are subject to recapture in the unlikely event that Old National Bank (1) makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes, (2) redeems its stock, or (3) liquidates. Old National Bank has no intention of making such a nondividend distribution. Accordingly, under current accounting principles, a related deferred income tax liability of $19.8 million has not been recognized.

No valuation allowance was recorded at September 30, 2016 or 2015 because, based on current expectations, Old National believes it will generate sufficient income in future years to realize deferred tax assets. Old National has federal net operating loss carryforwards totaling $162.9 million at September 30, 2016 and $1.3 million at December 31, 2015. This federal net operating loss was acquired from the acquisitions of Indiana Community Bancorp in 2012 and Anchor in 2016. If not used, the federal net operating loss carryforwards will begin to expire in 2027. Old National has alternative minimum tax credit carryforwards totaling $18.1 million at September 30, 2016 and $18.4 million at December 31, 2015. The alternative minimum tax credit carryforward does not expire. Old National has state net operating loss carryforwards totaling $206.2 million at September 30, 2016 and $46.3 million at December 31, 2015. If not used, the state net operating loss carryforwards will begin to expire in 2023.

NOTE 20 - DERIVATIVE FINANCIAL INSTRUMENTS

As part of our overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, caps and floors. The notional amount of these derivative instruments was $661.5 million at September 30, 2016 and $761.5 million at December 31, 2015. The September 30, 2016 balances consist of $36.5 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its FHLB advances and $625.0 million notional amount of pay-fixed, receive-variable interest rate swaps on certain of its FHLB advances. During the first quarter of 2016, $50.0 million notional amount of receive-fixed, pay-variable interest rate swaps on certain commercial loans was terminated resulting in an immaterial gain. During the second quarter of 2016, $100.0 million notional amount of pay-fixed, receive-variable interest rate swaps on certain of its FHLB advances matured. The December 31, 2015 balances consist of consist of $36.5 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its FHLB advances, $675.0 million notional amount of pay-fixed, receive-variable interest rate swaps on certain of its FHLB advances and $50.0 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its commercial loans. These hedges were entered into to manage interest rate risk. Derivative instruments are recognized on the balance sheet at their fair value and are not reported on a net basis.

In addition, commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At September 30, 2016, the notional amount of the interest rate lock commitments was $83.2 million and forward commitments were $117.3 million. At December 31, 2015, the notional amount of the interest rate lock commitments was $30.4 million and forward commitments were $33.3 million. It is our practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans.

Old National also enters into derivative instruments for the benefit of its customers. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $579.8 million and $579.8 million, respectively, at September 30, 2016. At December 31, 2015, the notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $428.4 million and $428.4 million, respectively. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps, caps and collars. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.

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

Amounts reported in AOCI related to cash flow hedges will be reclassified to interest income or interest expense as interest payments are received or paid on the Company’s derivative instruments. During the next 12 months, the Company estimates that $0.3 million will be reclassified to interest income and $7.3 million will be reclassified to interest expense.

On the balance sheet, asset derivatives are included in other assets, and liability derivatives are included in other liabilities. The following table summarizes the fair value of derivative financial instruments utilized by Old National:

	September 30, 2016		December 31, 2015
	Asset	Liability	Asset	Liability
(dollars in thousands)	Derivatives	Derivatives	Derivatives	Derivatives
Derivatives designated as hedging instruments
Interest rate contracts	$4,649	$23,506	$3,794	$15,554

Total derivatives designated as hedging instruments	$4,649	$23,506	$3,794	$15,554

Derivatives not designated as hedging instruments
Interest rate contracts	$25,049	$25,213	$11,296	$11,414
Mortgage contracts	2,305	272	835	—

Total derivatives not designated as hedging instruments	$27,354	$25,485	$12,131	$11,414

Total	$32,003	$48,991	$15,925	$26,968

The effect of derivative instruments on the consolidated statements of income for the three and nine months ended September 30, 2016 and 2015 are as follows:

		Three Months Ended
		September 30,
(dollars in thousands)		2016	2015
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$(1,588)	$(634)
Interest rate contracts (2)	Other income / (expense)	36	63

Total		$(1,552)	$(571)

Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$81	$94

Total		$81	$94

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (3)	Other income / (expense)	$36	$8
Mortgage contracts	Mortgage banking revenue	256	(731)

Total		$292	$(723)

		Nine Months Ended
		September 30,
(dollars in thousands)		2016	2015
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$(3,941)	$(823)
Interest rate contracts (2)	Other income / (expense)	137	145

Total		$(3,804)	$(678)

Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$248	$427

Total		$248	$427

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (3)	Other income / (expense)	$(48)	$27
Mortgage contracts	Mortgage banking revenue	682	418

Total		$634	$445

(1)	Amounts represent the net interest payments as stated in the contractual agreements.
(2)	Amounts represent ineffectiveness on derivatives designated as fair value hedges.
(3)	Includes the valuation differences between the customer and offsetting counterparty swaps.

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

Old National is not currently involved in any material litigation.

Credit-Related Financial Instruments

In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $2.245 billion and standby letters of credit of $58.3 million at September 30, 2016. At September 30, 2016, approximately $2.120 billion of the loan commitments had fixed rates and $125.2 million had floating rates, with the floating interest rates ranging from 0% to 25%. At December 31, 2015, loan commitments totaled $1.746 billion and standby letters of credit totaled $62.6 million. These commitments are not reflected in the consolidated financial statements. The allowance for unfunded loan commitments totaled $3.5 million at September 30, 2016 and $3.6 million at December 31, 2015.

Old National had credit extensions with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients totaling $13.6 million at September 30, 2016 and $14.5 million at December 31, 2015. Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $12.9 million at September 30, 2016 and $13.6 million December 31, 2015. Old National did not provide collateral for the remaining credit extensions.

NOTE 22 - FINANCIAL GUARANTEES

Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires the Company to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At September 30, 2016, the notional amount of standby letters of credit was $58.3 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.4 million. At December 31, 2015, the notional amount of standby letters of credit was $62.6 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.4 million.

Old National entered into a risk participation in an interest rate swap during the second quarter of 2007, which had a notional amount of $7.2 million at September 30, 2016. Old National entered into an additional risk participation in an interest rate swap during the third quarter of 2014, which had a notional amount of $10.4 million at September 30, 2016.

NOTE 23 – SEGMENT INFORMATION

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

NOTE 24 – FAIR VALUE

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at September 30, 2016 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Trading securities	$4,973	$4,973	$—	$—
Investment securities available-for-sale:
U.S. Treasury	9,265	9,265	—	—
U.S. government-sponsored entities and agencies	473,070	—	473,070	—
Mortgage-backed securities - Agency	1,483,840	—	1,483,840	—
States and political subdivisions	449,578	—	449,578	—
Pooled trust preferred securities	6,774	—	—	6,774
Other securities	336,151	32,020	304,131	—
Residential loans held for sale	60,465	—	60,465	—
Derivative assets	32,003	—	32,003	—
Financial Liabilities
Derivative liabilities	48,991	—	48,991	—

		Fair Value Measurements at December 31, 2015 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Trading securities	$3,941	$3,941	$—	$—
Investment securities available-for-sale:
U.S. Treasury	12,150	12,150	—	—
U.S. government-sponsored entities and agencies	613,550	—	613,550	—
Mortgage-backed securities - Agency	1,066,361	—	1,066,361	—
States and political subdivisions	387,296	—	387,296	—
Pooled trust preferred securities	7,900	—	—	7,900
Other securities	330,964	31,443	299,521	—
Residential loans held for sale	13,810	—	13,810	—
Derivative assets	15,925	—	15,925	—
Financial Liabilities
Derivative liabilities	26,968	—	26,968	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2016:

Pooled Trust
Preferred Securities
(dollars in thousands)	Available-for-Sale
Balance at January 1, 2016	$7,900
Accretion of discount	14
Sales/payments received	(327)
Decrease in fair value of securities	(813)

Balance at September 30, 2016	$6,774

The accretion of discounts on securities totaling $14 thousand for the nine months ended September 30, 2016 is included in interest income. The decrease in fair value is reflected in the balance sheet as a decrease in the fair value of investment securities available-for-sale, a decrease in accumulated other comprehensive income (included in shareholders’ equity), and an increase in other assets related to the tax impact.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2015:

	Pooled Trust	State and
	Preferred Securities	Political
(dollars in thousands)	Available-for-Sale	Subdivisions
Balance at January 1, 2015	$6,607	$325
Accretion of discount	14	—
Sales/payments received	(536)	—
Matured securities	—	(325)
Increase in fair value of securities	546	—

Balance at September 30, 2015	$6,631	$—

The accretion of discounts on securities totaling $14 thousand for the nine months ended September 30, 2015 is included in interest income. The increase in fair value is reflected in the balance sheet as an increase in the fair value of investment securities available-for-sale, an increase in accumulated other comprehensive income (included in shareholders’ equity), and a decrease in other assets related to the tax impact.

The tables below provide quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy as of September 30, 2016 and December 31, 2015:

	Fair Value at	Valuation	Unobservable	Range (Weighted
(dollars in thousands)	Sep. 30, 2016	Techniques	Input	Average)
Pooled trust preferred securities	$6,774	Discounted cash flow	Constant prepayment rate (a)	0.00%
			Additional asset defaults (b)	3.3% - 4.5% (4.2%)
			Expected asset recoveries (c)	0.0% - 2.4% (0.4%)

(a)	Assuming no prepayments.
(b)	Each currently performing pool asset is assigned a default probability based on the banking environment, which is adjusted for specific issuer evaluation, of 0%, 50%, or 100%.
(c)	Each currently defaulted pool asset is assigned a recovery probability based on specific issuer evaluation of 0%, 25%, or 100%.

	Fair Value at	Valuation	Unobservable	Range (Weighted
(dollars in thousands)	Dec. 31, 2015	Techniques	Input	Average)
Pooled trust preferred securities	$7,900	Discounted cash flow	Constant prepayment rate (a)	0.00%
			Additional asset defaults (b)	4.1% - 11.5% (8.1%)
			Expected asset recoveries (c)	0.0% - 11.5% (3.1%)

(a)	Assuming no prepayments.
(b)	Each currently performing pool asset is assigned a default probability based on the banking environment, which is adjusted for specific issuer evaluation, of 0%, 50%, or 100%.
(c)	Each currently defaulted pool asset is assigned a recovery probability based on specific issuer evaluation of 0%, 25%, or 100%.

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

Assets measured at fair value on a non-recurring basis at September 30, 2016 are summarized below:

		Fair Value Measurements at September 30, 2016 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Collateral Dependent Impaired Loans
Commercial loans	$9,551	$—	$—	$9,551
Commercial real estate loans	16,232	—	—	16,232
Foreclosed Assets
Commercial real estate	831	—	—	831
Residential	340	—	—	340

Impaired commercial and commercial real estate loans that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral. These impaired commercial and commercial real estate loans had a principal amount of $37.3 million, with a valuation allowance of $11.4 million at September 30, 2016. Old National recorded provision expense associated with these loans totaling $3.6 million for the three months ended September 30, 2016 and $7.3 million for the nine months ended September 30, 2016. Old National recorded provision recapture associated with impaired commercial and commercial real estate loans that were deemed collateral dependent totaling $3.6 million for the three months ended September 30, 2015 and provision expense of $4.0 million for the nine months ended September 30, 2015.

Other real estate owned and other repossessed property is measured at fair value less costs to sell and had a net carrying amount of $1.2 million at September 30, 2016. The estimates of fair value are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral. There were write-downs of other real estate owned of $0.4 million for the three months ended September 30, 2016 and $2.5 for the nine months ended September 30, 2016. There were write-downs of other real estate owned of $0.3 million for the three months ended September 30, 2015 and $1.8 for the nine months ended September 30, 2015.

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

The tables below provide quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

	Fair Value at	Valuation	Unobservable	Range (Weighted
(dollars in thousands)	Sep. 30, 2016	Techniques	Input	Average)
Collateral Dependent Impaired Loans
Commercial loans	$9,551	Fair value of collateral	Discount for type of property, age of appraisal, and current status	0% - 99% (51%)
Commercial real estate loans	16,232	Fair value of collateral	Discount for type of property, age of appraisal and current status	10% - 67% (40%)
Foreclosed Assets
Commercial real estate	831	Fair value of collateral	Discount for type of property, age of appraisal, and current status	10% - 49% (31%)
Residential	340	Fair value of collateral	Discount for type of property, age of appraisal, and current status	17% - 47% (28%)

	Fair Value at	Valuation	Unobservable	Range (Weighted
(dollars in thousands)	Dec. 31, 2015	Techniques	Input	Average)
Collateral Dependent Impaired Loans
Commercial loans	$13,332	Fair value of collateral	Discount for type of property, age of appraisal, and current status	0% - 86% (28%)
Commercial real estate loans	11,857	Fair value of collateral	Discount for type of property, age of appraisal, and current status	0% - 61% (33%)
Foreclosed Assets
Commercial real estate	2,526	Fair value of collateral	Discount for type of property, age of appraisal, and current status	3% - 80% (26%)
Residential	203	Fair value of collateral	Discount for type of property, age of appraisal, and current status	7% - 53% (29%)

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

We have elected the fair value option for residential loans held for sale. For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status). None of these loans are 90 days or more past due, nor are any on nonaccrual status. Included in the income statement is interest income for loans held for sale totaling $35 thousand for the three months ended September 30, 2016 and $84 thousand for the nine months ended September 30, 2016. Included in the income statement is interest income for loans held for sale totaling $33 thousand for the three months ended September 30, 2015 and $118 thousand for the nine months ended September 30, 2015.

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

The difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected as of September 30, 2016 and December 31, 2015 is as follows:

	Aggregate		Contractual
(dollars in thousands)	Fair Value	Difference	Principal
September 30, 2016
Residential loans held for sale	$60,465	$1,691	$58,774

December 31, 2015
Residential loans held for sale	$13,810	$236	$13,574

Accrued interest at period end is included in the fair value of the instruments.

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three and nine months ended September 30:

				Total Changes
				in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	(Expense)	Earnings
Three months ended September 30, 2016
Residential loans held for sale	$234	$4	$—	$238

Three months ended September 30, 2015
Residential loans held for sale	$350	$(1)	$—	$349

Nine months ended September 30, 2016
Residential loans held for sale	$1,451	$4	$—	$1,455

Nine months ended September 30, 2015
Residential loans held for sale	$137	$(1)	$—	$136

The carrying amounts and estimated fair values of financial instruments, not previously presented in this note, at September 30, 2016 and December 31, 2015 are as follows:

		Fair Value Measurements at September 30, 2016 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Cash, due from banks, federal funds sold, and money market investments	$261,040	$261,040	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	140,391	—	141,399	—
Mortgage-backed securities - Agency	11,843	—	12,329	—
State and political subdivisions	698,569	—	768,583	—
Federal Home Loan Bank/Federal Reserve Bank stock	101,716	N/A	N/A	N/A
Loans, net:
Commercial	1,811,850	—	—	1,911,650
Commercial real estate	3,075,230	—	—	3,414,723
Residential real estate	2,103,702	—	—	2,254,224
Consumer credit	1,862,656	—	—	2,020,773
Accrued interest receivable	77,689	50	21,820	55,819

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$2,944,331	$2,944,331	$—	$—
NOW, savings, and money market deposits	6,137,722	6,137,722	—	—
Time deposits	1,564,655	—	1,565,325	—
Short-term borrowings:
Federal funds purchased	125,120	125,120	—	—
Repurchase agreements	297,804	297,804	—	—
Other borrowings:
Senior unsecured bank notes	173,779	—	187,466	—
Junior subordinated debentures	40,909	—	33,284	—
Repurchase agreements	50,000	—	50,873	—
Federal Home Loan Bank advances	1,331,378	—	—	1,340,896
Capital lease obligation	4,109	—	4,911	—
Accrued interest payable	4,350	—	4,350	—
Standby letters of credit	387	—	—	387

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$4,139

N/A = not applicable

		Fair Value Measurements at December 31, 2015 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Cash, due from banks, federal funds sold, and money market investments	$219,818	$219,818	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	142,864	—	145,763	—
Mortgage-backed securities - Agency	16,042	—	16,604	—
State and political subdivisions	713,205	—	767,050	—
Federal Home Loan Bank/Federal Reserve Bank stock	86,146	N/A	N/A	N/A
Loans, net (including covered loans):
Commercial	1,788,593	—	—	1,829,824
Commercial real estate	1,852,979	—	—	1,946,163
Residential real estate	1,659,284	—	—	1,745,248
Consumer credit	1,595,316	—	—	1,587,879
FDIC indemnification asset	9,030	—	—	5,700
Accrued interest receivable	69,098	29	22,821	46,248

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$2,488,855	$2,488,855	$—	$—
NOW, savings, and money market deposits	4,911,938	4,911,938	—	—
Time deposits	1,000,067	—	998,878	—
Short-term borrowings:
Federal funds purchased	241,090	241,090	—	—
Repurchase agreements	337,409	337,409	—	—
Other short-term borrowings	50,000	50,000	—	—
Other borrowings:
Senior unsecured bank notes	173,662	—	162,445	—
Junior subordinated debentures	40,558	—	33,318	—
Repurchase agreements	50,000	—	51,370	—
Federal Home Loan Bank advances	1,023,491	—	—	1,029,779
Capital lease obligation	4,036	—	5,375	—
Accrued interest payable	4,859	—	4,859	—
Standby letters of credit	429	—	—	429

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$2,364

N/A = not applicable

The following methods and assumptions were used to estimate the fair value of each type of financial instrument.

Cash, due from banks, federal funds sold, and money market investments: For these instruments, the carrying amounts approximate fair value (Level 1).

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

NOTE 25 – SUBSEQUENT EVENTS

Subsequent to quarter end, Old National entered into a purchase agreement to acquire four bank properties that it currently leases for an aggregate purchase price of approximately $18.6 million. Old National Bank entered into this agreement to purchase the subject bank properties in order to (i) provide greater control of these properties through ownership, (ii) report these properties as assets on its balance sheet which will be required when ASU No. 2016-02, Leases (Topic 842) becomes effective, and (iii) further its initiative of becoming a more efficient bank. As a condition to closing, the parties have agreed to enter into lease termination agreements, at close, to terminate the existing lease agreements. The termination of these lease agreements, at closing, is expected to result in the recognition of approximately $0.7 million of pre-tax deferred gains. Subject to the fulfillment of closing conditions, Old National expects that these acquisitions will close in the fourth quarter of 2016.

Also subsequent to quarter end, management made the decision to close or consolidate fifteen banking centers as part of its ongoing efforts to right-size the Old National franchise with the most efficient and effective branch network possible. The centers are expected to be closed or consolidated into other Old National locations early in the first quarter of 2017. Old National expects to record pre-tax costs of just under $6.0 million related to this transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of our results of operations for the three and nine months ended September 30, 2016 and 2015, and financial condition as of September 30, 2016, compared to September 30, 2015 and December 31, 2015. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. This discussion contains forward-looking statements concerning our business that are based on estimates and involves certain risks and uncertainties. Therefore, future results could differ significantly from our current expectations and the related forward-looking statements.

EXECUTIVE SUMMARY

During the third quarter of 2016, net income was $34.7 million, or $0.25 per diluted share. We successfully completed the systems conversion of our recent acquisition of Anchor BanCorp Wisconsin Inc. (“Anchor”) and recorded $5.5 million of pre-tax costs associated with this transaction during the quarter. Net income was $37.7 million, or $0.33 per share, for the third quarter of 2015 and included a $15.4 million pre-tax gain associated the divestiture of our Illinois franchise.

Management’s primary focus remains basic banking – loan growth, fee income, and expense management:

Loan Growth: Our loan balances, excluding loans held for sale, grew $74.8 million to $8.905 billion at September 30, 2016 compared to $8.830 billion at the end of the second quarter. This loan growth was attributable to organic loan growth during the quarter, with our new Wisconsin region experiencing the largest increase in loan balances. The Louisville, Kentucky market, which includes our new Lexington office, also experienced significant growth in the quarter. We are encouraged by the level of loan demand experienced in the first nine months of 2016, and our sales teams remain energized and committed to building new relationships throughout our entire footprint.

Fee Income: We remain keenly focused on fee revenue and are pleased to report a 52% increase in mortgage banking revenues for the nine months ended September 30, 2016 when compared to the nine months ended September 30, 2015. This increase in mortgage banking revenue was due to increased sales to the secondary market in 2016 and an increase in production attributable to our new associates in the Wisconsin region. Service charge fees on deposit accounts, however, remain challenged and declined year over year, due in part to our divestiture of the southern Illinois region during the third quarter of 2015, partially offset by the acquisition of Anchor. Likewise, debit card fee income declined year over year, driven by the Durbin Amendment, which limits interchange fees on debit card transactions for banks with $10 billion or more in assets and became effective for us on July 1, 2015.

Expenses: Consistent with our expense management strategy, Old National completed the termination of its Employee Retirement Plan (“ERP”), which has been frozen since 2005. Subsequent to September 30, 2016, Old National contributed cash of approximately $7.4 million and recorded a $9.6 million pre-tax settlement charge in the fourth quarter of 2016, relieving Old National of all future obligations and expense associated with the ERP. In addition, subsequent to quarter end, management made the decision to consolidate fifteen banking centers during the first quarter of 2017. We are committed to ongoing assessments of our service and delivery network, as part of our efforts to right-size the ONB franchise with the most efficient and effective branch network possible.

RESULTS OF OPERATIONS

The following table sets forth certain income statement information of Old National for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(dollars in thousands)	2016	2015	Change	2016	2015	Change
Income Statement Summary:
Net interest income	$107,803	$97,104	11.0%	$292,786	$280,194	4.5%
Provision for loan losses	1,306	167	682.0	2,716	2,439	11.4
Noninterest income	47,243	59,744	(20.9)	190,079	170,018	11.8
Noninterest expense	108,062	102,617	5.3	327,889	328,463	(0.2)
Other Data:
Return on average common equity	7.62%	10.27%		8.03%	7.63%
Efficiency ratio (1)	66.05	61.97		64.50	69.38
Tier 1 leverage ratio	8.42	8.39		8.42	8.39
Net charge-offs/(recoveries) to average loans	0.07	(0.05)		0.06	(0.02)

(1)	Efficiency ratio is defined as noninterest expense before amortization of intangibles as a percent of fully taxable net interest income and noninterest income, excluding net gains from securities transactions. This presentation excludes intangible amortization and net securities gains, as is common in other company disclosures, and better aligns with true operating performance. This is a non-GAAP financial measure that management believes to be helpful in understanding Old National’s results of operations.

Net Interest Income

Net interest income is the most significant component of our earnings, comprising 61% of revenues for the nine months ended September 30, 2016. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from client deposits generally costs less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Net interest income	$107,803	$97,104	$292,786	$280,194
Conversion to fully taxable equivalent	5,320	4,965	15,787	14,380

Net interest income - taxable equivalent basis	$113,123	$102,069	$308,573	$294,574

Average earning assets	$12,575,454	$10,364,691	$11,548,052	$10,345,666

Net interest margin	3.43%	3.75%	3.38%	3.61%
Net interest margin - taxable equivalent basis	3.60%	3.94%	3.56%	3.80%

Net interest income for the three and nine months ended September 30, 2016 and 2015 includes accretion income (interest income in excess of contractual interest income) associated with acquired loans. Excluding this accretion income, net interest income on a fully taxable equivalent basis would have been $97.2 million for the three months ended September 30, 2016 and $267.2 million for the nine months ended September 30, 2016, compared to $81.4 million for the three months ended September 30, 2015 and $243.8 million for the nine months ended September 30, 2015; and the net interest margin on a fully taxable equivalent basis would have been 3.09% for the three and nine months ended September 30, 2016, compared to 3.14% for the three and nine months ended September 30, 2015.

The increase in net interest income for the three and nine months ended September 30, 2016 when compared to the same periods in 2015 was primarily due to increases in average earning assets of $2.211 billion in the three months ended September 30, 2016 and $1.202 billion in the nine months ended September 30, 2016 when compared to the same periods in 2015. Partially offsetting the higher average earning assets were decreases in accretion income of $4.7 million in the three months ended September 30, 2016 and $9.4 million in the nine months ended September 30, 2016 when compared to the same periods in 2015 reflecting higher payoffs of purchased credit impaired loans in 2015 when compared to the nine months ended September 30, 2016. We expect accretion income on these purchased credit impaired loans to decrease over time, but this may be offset by future acquisitions.

The decrease in the net interest margin for the three and nine months ended September 30, 2016 when compared to the same periods in 2015 was primarily due to lower yields associated with decreased accretion income on acquired loans, lower interest rates on interest earning assets, higher costs of interest bearing liabilities, and a change in the mix of average interest earning assets and interest bearing liabilities. The yield on interest earning assets decreased 28 basis points and the cost of interest-bearing liabilities increased 6 basis points in the quarterly year-over-year comparison. The yield on interest earning assets is calculated by dividing annualized taxable equivalent net interest income by average interest earning assets while the cost of interest-bearing liabilities is calculated by dividing annualized interest expense by average interest-bearing liabilities. The yield on interest earning assets decreased 16 basis points and the cost of interest-bearing liabilities increased 8 basis points in the nine months ended September 30, 2016 when compared to the nine months ended September 30, 2015.

Average earning assets were $12.575 billion for the three months ended September 30, 2016, compared to $10.365 billion for the three months ended September 30, 2015, an increase of $2.210 billion, or 21%. Average earning assets were $11.548 billion for the nine months ended September 30, 2016, compared to $10.346 billion for the nine months ended September 30, 2015, an increase of $1.202 billion, or 12%. The increases in average earning assets for the three and nine months ended September 30, 2016 were primarily due to the acquisition of Anchor in May 2016. The loan portfolio including loans held for sale, which generally has an average yield higher than the investment portfolio, was approximately 69% of average interest earning assets for the nine months ended September 30, 2016, compared to 67% for the nine months ended September 30, 2015.

Average loans including loans held for sale increased $1.986 billion for the three months ended September 30, 2016 and $1.142 million for the nine months ended September 30, 2016 when compared to the same periods in 2015 reflecting the Anchor acquisition, along with organic loan growth. These increases were partially offset by the sale of $193.6 million of loans associated with our branch divestitures during the third quarter of 2015.

Average investments increased $224.4 million for the three months ended September 30, 2016 and $60.2 million for the nine months ended September 30, 2016 when compared to the same periods in 2015 reflecting the Anchor acquisition.

Average non-interest bearing deposits increased $395.5 million for the three months ended September 30, 2016 and $192.5 million for the nine months ended September 30, 2016 when compared to the same periods in 2015 reflecting the Anchor acquisition. Average interest bearing deposits increased $1.631 billion for the three months ended September 30, 2016 and $660.6 million for the nine months ended September 30, 2016 when compared to the same periods in 2015 reflecting the Anchor acquisition. These increases were partially offset by a $555.8 million reduction associated with our branch divestitures during the third quarter of 2015.

Average borrowed funds increased $125.1 million for the three months ended September 30, 2016 and $329.0 million for the nine months ended September 30, 2016 when compared to the same periods in 2015 primarily due to increased funding needed as a result of growth in our investment and loan portfolios that outpaced deposit growth.

Provision for Loan Losses

The provision for loan losses was $1.3 million for the three months ended September 30, 2016, compared to $0.2 million for the three months ended September 30, 2015. Net charge-offs totaled $1.6 million during the three months ended September 30, 2016, compared to net recoveries of $0.9 million during the three months ended September 30, 2015. The provision for loan losses was $2.7 million for the nine months ended September 30, 2016, compared to $2.4 million for the nine months ended September 30, 2015. Net charge-offs totaled $3.4 million during the nine months ended September 30, 2016, compared to net recoveries of $0.9 million during the nine months ended September 30, 2015. Continued loan growth in future periods, increases in net charge-offs, or credit quality deterioration would result in additional provision expense.

Noninterest Income

We generate revenues in the form of noninterest income through client fees and sales commissions from our core banking franchise and other related businesses, such as wealth management, investment consulting, and investment products. Noninterest income for the three months ended September 30, 2016 was $47.2 million, a decrease of $12.5 million, or 21%, compared to $59.7 million for the three months ended September 30, 2015. The decrease in noninterest income for the three months ended September 30, 2016 when compared to the same period in 2015 was primarily due to a $15.4 million gain on branch divestitures in the third quarter of 2015 and lower insurance premiums and commissions reflecting the sale of ONB Insurance Group, Inc. (“ONI”) in May 2016. The decrease in noninterest income was partially offset by noninterest income attributable to the Anchor acquisition.

Noninterest income for the nine months ended September 30, 2016 was $190.0 million, an increase of $20.0 million, or 12%, compared to $170.0 million for the nine months ended September 30, 2015. The increase in noninterest income for the nine months ended September 30, 2016 when compared to the same period in 2015 was primarily due to a pre-tax gain of $41.9 million resulting from the sale of ONI in May 2016 and noninterest income attributable to the Anchor acquisition. The increase in noninterest income was partially offset by a $15.4 million gain on branch divestitures in the third quarter of 2015 and lower insurance premiums and commissions.

Wealth management fees increased $0.3 million for the three months ended September 30, 2016 when compared to the same period in 2015 reflecting higher mutual fund fees, personal trust fees, and fiduciary account fees. Wealth management fees decreased $0.2 million for the nine months ended September 30, 2016 when compared to the same period in 2015 reflecting lower personal trust fees and fiduciary account fees, partially offset by higher mutual fund fees and tax preparation fees.

Service charges and overdraft fees decreased $2.2 million for the nine months ended September 30, 2016 when compared to the same period in 2015 primarily due to our divestiture of the southern Illinois region during the third quarter of 2015, partially offset by service charges and overdraft fees attributable to the Anchor acquisition.

Debit card and ATM fees increased $0.4 million for the three months ended September 30, 2016 when compared to the same period in 2015 reflecting debit card and ATM fees attributable to the Anchor acquisition. Debit card and ATM fees decreased $5.1 million for the nine months ended September 30, 2016 when compared to the same period in 2015 as the Durbin Amendment, which limits interchange fees on debit card transactions for banks with $10 billion or more in assets, became effective for us on July 1, 2015. The decrease in debit card and ATM fees was partially offset by debit card and ATM fees attributable to the Anchor acquisition.

Mortgage banking revenue increased $4.5 million for the three months ended September 30, 2016 and $5.4 million for the nine months ended September 30, 2016 when compared to the same periods in 2015. These increases were primarily due to increased sales to the secondary market in 2016 and an increase in production attributable to our new associates in the Wisconsin region.

Insurance premiums and commissions decreased $9.8 million for the three months ended September 30, 2016 and $11.8 million for the nine months ended September 30, 2016 when compared to the same periods in 2015 reflecting the sale of ONI in May 2016.

Gain on sale leaseback transactions decreased $1.2 million for the three months ended September 30, 2016 and $2.1 million for the nine months ended September 30, 2016 when compared to the same periods in 2015. The decreases in the three and nine months ended September 30, 2016 reflected the repurchase of fourteen bank properties in the fourth quarter of 2015 that were previously leased. As of September 30, 2016, $31.1 million of deferred gains associated with prior sale leaseback transactions remained, which will be recognized over the remaining term of the leases.

In the second quarter of 2016, we recorded a $41.9 million pre-tax gain resulting from the sale of ONB Insurance Group, Inc. in May 2016. The after-tax gain related to the sale totaled $17.6 million.

In the third quarter of 2015, we recorded a net gain of $15.4 million in connection with the August 2015 divestitures of our southern Illinois region (twelve branches) along with four branches in eastern Indiana and one in Ohio.

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

Noninterest Expense

Noninterest expense for the three months ended September 30, 2016 totaled $108.1 million, an increase of $5.5 million, or 5%, from $102.6 million for the three months ended September 30, 2015. Included in noninterest expense for the three months ended September 30, 2016 were $5.5 million of expenses associated with the acquisition and integration of Anchor and $16.4 million of on-going costs associated with the operation of the 46 branches acquired from Anchor on May 1, 2016. Partially offsetting the increase in costs associated with the Anchor acquisition were the reduction of costs associated with the operation of our Illinois franchise that was sold in August 2015 and our insurance business which was sold May 31, 2016.

Noninterest expense for the nine months ended September 30, 2016 totaled $327.9 million compared to $328.5 million for the nine months ended September 30, 2015. Noninterest expense remained relatively constant during these time periods despite our transition into the higher growth markets in Wisconsin, the divestitures of our Illinois franchise and our insurance business, and other branch restructuring during 2015.

Salaries and benefits is the largest component of noninterest expense. For the three and nine months ended September 30, 2016, salaries and benefits were $60.9 million and $180.5 million, respectively, compared to $58.2 million and $187.1 million, respectively, for the three and nine months ended September 30, 2015. Impacting salaries and benefits expense were the acquisition of Anchor and the divestitures described above. Also contributing to the decrease in salaries and benefits year over year were lower incentive bonus accruals in 2016 along with $4.8 million of severance expense that was recorded in 2015 related to early retirement offers and other workforce reductions.

Occupancy expenses decreased $0.1 million for the three months ended September 30, 2016 and $2.1 million for the nine months ended September 30, 2016 when compared to the same periods in 2015 primarily due to branch divestures and consolidations in the third quarter of 2015. The decreases were partially offset by occupancy expenses attributable to the Anchor acquisition.

Data processing expense increased $1.6 million for the three months ended September 30, 2016 and $2.8 million for the nine months ended September 30, 2016 when compared to the same periods in 2015 primarily due additional expenses recorded in 2016 associated with the Anchor acquisition.

Professional fees increased $0.8 million for the three months ended September 30, 2016 and $2.9 million for the nine months ended September 30, 2016 when compared to the same periods in 2015 primarily due additional expenses recorded in 2016 associated with the Anchor acquisition.

Other expense was $3.8 million for the three months ended September 30, 2016, compared to $7.3 million for the three months ended September 30, 2015. The decrease was primarily due to lower provision for unfunded commitments of $1.8 million, costs associated with branch divestitures, closures, and consolidations primarily due to asset impairments and lease termination settlements totaling $1.2 million for the three months ended September 30, 2015, and lower charitable contributions of $0.8 million. Other expense was $17.8 million for the nine months ended September 30, 2016, compared to $20.2 million for the nine months ended September 30, 2015. The decrease reflected costs associated with branch divestitures, closures, and consolidations primarily due to asset impairments and lease termination settlements totaling $6.5 million for the nine months ended September 30, 2015. Offsetting this decrease were higher charitable contributions of $2.0 million, higher provision for unfunded commitments of $0.4 million for the nine months ended September 30, 2016, and other expenses associated with the Anchor acquisition of $1.7 million for the nine months ended September 30, 2016.

Provision for Income Taxes

We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The provision for income taxes, as a percentage of pre-tax income, was 24.0% for the three months ended September 30, 2016, compared to 30.3% for the three months ended September 30, 2015. The provision for income taxes, as a percentage of pre-tax income, was 33.8% for the nine months ended September 30, 2016, compared to 29.0% for the nine months ended September 30, 2015. In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at September 30, 2016 based on the current estimate of the effective annual rate. The lower effective tax rate during the three months ended September 30, 2016 when compared to the three months ended September 30, 2015 is the result of a decrease in pre-tax book income as well as a reduction in state income tax expense. The higher effective tax rate during the nine months ended September 30, 2016 when compared to the nine months ended September 30, 2015 is the result of an increase in pre-tax book income, primarily due to the sale of ONB Insurance Group, Inc. in May 2016, as well as additional tax expense of $8.3 million to record a deferred tax liability relating to ONB Insurance Group, Inc.’s nondeductible goodwill. See Note 19 to the consolidated financial statements for additional information.

FINANCIAL CONDITION

Overview

At September 30, 2016, our assets were $14.703 billion, a $2.789 billion increase compared to assets of $11.914 billion at September 30, 2015, and a $2.711 billion increase compared to assets of $11.992 billion at December 31, 2015. The increases were primarily due to the acquisition of Anchor in May 2016, which had $2.166 billion in assets as of the closing date of the acquisition.

Earning Assets

Our earning assets are comprised of investment securities, portfolio loans, loans held for sale, money market investments, interest earning accounts with the Federal Reserve, and trading securities. Earning assets were $12.718 billion at September 30, 2016, a $2.375 billion increase compared to earning assets of $10.343 billion at September 30, 2015, and a $2.247 billion increase compared to earning assets of $10.471 billion at December 31, 2015.

Investment Securities

We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements. However, we also have $11.8 million of 15- and 20-year fixed-rate mortgage-backed securities, $140.4 million of U.S. government-sponsored entity and agency securities, and $698.6 million of state and political subdivision securities in our held-to-maturity investment portfolio at September 30, 2016.

Trading securities, which consist of mutual funds held in trusts associated with deferred compensation plans for former directors and executives, are recorded at fair value and totaled $5.0 million at September 30, 2016 compared to $3.8 million at September 30, 2015. The increase was primarily due to the acquisition of Anchor, which had $0.9 million in assets as of the closing date of the acquisition.

At September 30, 2016, the investment securities portfolio was $3.716 billion compared to $3.461 billion at September 30, 2015, an increase of $255.3 million, or 7%. Investment securities increased $335.8 million, or 10%, compared to December 31, 2015. Investment securities represented 29% of earning assets at September 30, 2016, compared to 33% at September 30, 2015, and 32% at December 31, 2015. Investment securities attributable to the Anchor acquisition totaled $239.8 million as of the closing date of the acquisition. Investment securities also decreased as a percentage of total earning assets due to a proportionately larger increase in loan balances. Stronger commercial loan demand in the future and management’s decision to deleverage the balance sheet could result in a reduction in the securities portfolio. As of September 30, 2016, Old National does not intend to sell any securities in an unrealized loss position and does not believe it will be required to sell such securities.

The investment securities available-for-sale portfolio had net unrealized gains of $23.5 million at September 30, 2016, compared to net unrealized gains of $1.2 million at September 30, 2015, and net unrealized losses of $5.8 million at December 31, 2015. Net unrealized gains (losses) improved from December 31, 2015 to September 30, 2016 due to a decline in interest rates and a change in the mix of investment securities.

The investment portfolio had an effective duration of 3.75 at September 30, 2016, compared to 4.03 at September 30, 2015, and 3.99 at December 31, 2015. Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates. Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage. The annualized average yields on investment securities, on a taxable equivalent basis, were 2.79% for the three months ended September 30, 2016, compared to 2.85% for the three months ended September 30, 2015, and 2.87% for the three months ended December 31, 2015. The annualized average yields on investment securities, on a taxable equivalent basis, were 2.85% for the nine months ended September 30, 2016, compared to 2.80% for the nine months ended September 30, 2015, and 2.82% for the year ended December 31, 2015.

Loans Held for Sale

Mortgage loans held for immediate sale in the secondary market were $60.5 million at September 30, 2016, compared to $18.8 million at September 30, 2015 and $13.8 million at December 31, 2015. The mortgage loans are sold at or prior to origination at a contracted price to an outside investor on a best efforts basis and remain on the Company’s balance sheet for a short period of time (typically 30 to 60 days). These loans are sold without recourse and Old National has experienced no material losses. Mortgage originations are subject to volatility due to interest rates and home sales.

We have elected the fair value option under FASB ASC 825-10 (SFAS No. 159) for residential loans held for sale. The aggregate fair value exceeded the unpaid principal balance by $1.7 million as of September 30, 2016 and $0.5 million as of September 30, 2015. The aggregate fair value exceeded the unpaid principal balance by $0.2 million as of December 31, 2015.

During the fourth quarter of 2014, $197.9 million of loans were reclassified to loans held for sale at the lower of cost or fair value. When the branch divestitures closed during the third quarter of 2015, these loans were valued at $193.6 million, resulting in a gain of $0.1 million. At September 30, 2016, there were no loans held for sale under this arrangement. See Note 3 to the consolidated financial statements for additional information.

Commercial and Commercial Real Estate Loans

Commercial and commercial real estate loans are the largest classification within earning assets, representing 39% of earning assets at September 30, 2016, compared to 35% at September 30, 2015 and December 31, 2015. At September 30, 2016, commercial and commercial real estate loans were $4.929 billion, an increase of $1.308 billion, or 36%, compared to September 30, 2015, and an increase of $1.245 billion, or 34%, compared to December 31, 2015. Commercial and commercial real estate loans attributable to the Anchor acquisition totaled $967.9 million as of the closing date of the acquisition.

Residential Real Estate Loans

At September 30, 2016, residential real estate loans held in our loan portfolio were $2.105 billion, an increase of $447.0 million, or 27%, compared to September 30, 2015, and an increase of $443.9 million, or 27%, compared to December 31, 2015. Residential real estate loans attributable to the Anchor acquisition totaled $456.1 million as of the closing date of the acquisition.

Consumer Loans

At September 30, 2016, consumer loans, including automobile loans, personal and home equity loans and lines of credit, and student loans, increased $302.1 million, or 19%, compared to September 30, 2015, and increased $267.6 million, or 17%, from December 31, 2015. Consumer loans attributable to the Anchor acquisition totaled $213.0 million as of the closing date of the acquisition.

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

Premises and Equipment

Premises and equipment, net of accumulated depreciation increased $202.9 million since September 30, 2015 and $136.6 million since December 31, 2015. During the fourth quarter of 2015, the Company purchased 14 branches that it had previously leased for an aggregate purchase price of approximately $66.2 million. During the third quarter of 2016, the Company purchased our corporate office and 2 bank properties that it had previously leased for an aggregate purchase price of approximately $98.4 million. Premises and equipment attributable to the Anchor acquisition totaled $35.7 million as of the closing date of the acquisition.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets at September 30, 2016 totaled $696.1 million, an increase of $73.3 million compared to $622.8 million at September 30, 2015, and an increase of $76.2 million compared to $619.9 million at December 31, 2015. During the nine months ended September 30, 2016, we recorded $133.1 million of goodwill and other intangible assets associated with the acquisition of Anchor. Also during the nine months ended September 30, 2016, Old National eliminated $47.7 million of goodwill and intangible assets associated with the sale of its insurance operations.

Net Deferred Tax Assets

Net deferred tax assets increased $52.1 million since September 30, 2015 and $59.5 million since December 31, 2015 primarily due to the acquisition of Anchor. Net deferred tax assets acquired from Anchor totaled $98.1 million, consisting primarily of deferred tax assets related to federal and state net operating loss carryforwards and acquired loans. Offsetting the increases in net deferred tax assets were reversals of $46.0 million since September 30, 2015 and $38.6 million since December 31, 2015, comprised primarily of pre-acquisition book and tax differences. See Note 19 to the consolidated financial statements for additional information.

Other Assets

Other assets decreased $20.9 million, or 14%, since September 30, 2015 primarily due to a decrease in accounts receivable related to the timing of investment securities sales and lower deferred lease expense, partially offset by an increase in low income housing partnership investments. Other assets increased $23.5 million, or 22%, since December 31, 2015 primarily due to an increase in low income housing partnership investments.

Funding

Total funding, comprised of deposits and wholesale borrowings, was $12.670 billion at September 30, 2016, an increase of $2.455 billion from $10.215 billion at September 30, 2015, and an increase of $2.349 billion from $10.321 billion at December 31, 2015. Included in total funding were deposits of $10.647 billion at September 30, 2016, an increase of $2.025 billion, or 24%, compared to September 30, 2015, and an increase of $2.246 billion, or 27%, compared to December 31, 2015. Deposits attributable to the Anchor acquisition totaled $1.853 billion as of the closing date of the acquisition. Noninterest-bearing deposits increased $555.5 million from September 30, 2015 to September 30, 2016. NOW deposits increased $485.1 million from September 30, 2015 to September 30, 2016, while savings deposits increased $762.6 million. Money market deposits decreased $355.2 million from September 30, 2015 to September 30, 2016, while time deposits increased $577.5 million.

We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. At September 30, 2016, wholesale borrowings, including short-term borrowings and other borrowings, totaled $2.023 billion, an increase of $429.3 million, or 27%, from September 30, 2015, and an increase of $102.9 million, or 5%, from December 31, 2015. Wholesale funding as a percentage of total funding was 16% at September 30, 2016, 16% at September 30, 2015, and 19% at December 31, 2015. The increase in wholesale funding from September 30, 2015 to September 30, 2016 was primarily due to an increase in Federal Home Loan Bank advances, which is reported in other borrowings.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities decreased $23.8 million, or 11%, since September 30, 2015 primarily due to a decrease in deferred gain on sale leaseback transactions and lower accrued expenses and other liabilities resulting from the divestiture of our insurance operations, partially offset by an increase in unfunded commitments on low income housing partnership investments. Accrued expenses and other liabilities increased $19.6 million, or 11%, from December 31, 2015 primarily due to increases in unfunded commitments on low income housing partnership investments and derivative liabilities, partially offset by lower accrued expenses and other liabilities resulting from the divestiture of our insurance operations.

Capital

Shareholders’ equity totaled $1.834 billion at September 30, 2016, compared to $1.476 billion at September 30, 2015 and $1.491 billion at December 31, 2015. Shareholders’ equity at September 30, 2016 included $273.6 million from the 20.4 million shares of common stock that were issued in conjunction with the acquisition of Anchor. The change in unrealized gains (losses) on investment securities increased equity by $18.7 million during the nine months ended September 30, 2016. We paid cash dividends of $0.39 per share for the nine months ended September 30, 2016, which reduced equity by $50.0 million.

Capital Adequacy

Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. Beginning in 2015, we are reflecting the new Basel III requirements in the tables below. At September 30, 2016, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of well-capitalized based on the most recent regulatory definition.

As of September 30, 2016, Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

	Fully
	Phased-In
	Regulatory
	Guidelines	September 30,		December 31,
	Minimum	2016	2015	2015
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	8.42%	8.39%	8.54%
Common equity Tier 1 capital to risk-adjusted total assets	7.00	11.77	12.07	12.11
Tier 1 capital to risk-adjusted total assets	8.50	11.92	12.52	12.55
Total capital to risk-adjusted total assets	10.50	12.49	13.23	13.28
Shareholders’ equity to assets	N/A	12.48	12.39	12.44

N/A = not applicable

As of September 30, 2016, Old National Bank, Old National’s bank subsidiary, maintained a strong capital position as evidenced by the following comparisons of key industry ratios.

	Fully
	Phased-In
	Regulatory	Well
	Guidelines	Capitalized	September 30,		December 31,
	Minimum	Guidelines	2016	2015	2015
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	5.00%	8.59%	8.91%	9.11%
Common equity Tier 1 capital to risk-adjusted total assets	7.00	6.50	12.15	13.29	13.38
Tier 1 capital to risk-adjusted total assets	8.50	8.00	12.15	13.29	13.38
Total capital to risk-adjusted total assets	10.50	10.00	12.73	14.01	14.11

The Dodd-Frank Wall Street Reform and Consumer Protection Act requires bank holding companies and any subsidiary banks with consolidated assets of more than $10 billion and less than $50 billion, including Old National, to complete and publicly disclose annual stress tests. The objective of the stress test is to ensure that the financial institution has capital planning processes that account for its unique risks, and to help ensure that the institution has sufficient capital to continue operations throughout times of economic and financial stress. The stress tests are conducted with baseline, adverse, and severely adverse economic scenarios. Old National completed its annual stress test that covered a nine-quarter planning horizon beginning January 1, 2016 and ending on March 31, 2018 and publicly disclosed a summary of the stress test results on October 25, 2016. The stress test showed that Old National would maintain capital levels well above the regulatory guideline minimum levels for all periods and under all stress test scenarios.

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

Investment Activities

We carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral. At September 30, 2016, we had pooled trust preferred securities with a fair value of $6.8 million, or less than 1% of the available-for-sale securities portfolio. These securities remained classified as available-for-sale and at September 30, 2016, the unrealized loss on our pooled trust preferred securities was approximately $10.2 million. The fair value of these securities should improve as we get closer to maturity. There was no other-than-temporary-impairment recorded during the nine months ended September 30, 2016 or 2015.

All of our mortgage-backed securities are backed by U.S. government-sponsored or federal agencies. Municipal bonds, corporate bonds, and other debt securities are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. See Note 6 to the consolidated financial statements for additional details about our investment security portfolio.

Counterparty Exposure

Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation. We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry. Old National manages exposure to counterparty risk in connection with its derivatives transactions by generally engaging in transactions with counterparties having ratings of at least A by Standard & Poor’s Rating Service or A2 by Moody’s Investors Service. Total credit exposure is monitored by counterparty, and managed within limits that management believes to be prudent. Old National’s net counterparty exposure was an asset of $58.8 million at September 30, 2016.

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

We assumed student loans in the acquisition of Anchor in May 2016. As of September 30, 2016, student loans totaled $80.5 million and are guaranteed by the government from 97% to 100%.

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

We lend primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling, and retailing. At September 30, 2016, we had no concentration of loans in any single industry exceeding 10% of our portfolio and had minimal exposure to foreign borrowers and no sovereign debt. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Kentucky, Michigan, and Wisconsin. We are experiencing a slow and gradual improvement in the economy of our principal markets. Management expects that trends in under-performing, criticized, and classified loans will be influenced by the degree to which the economy strengthens or weakens.

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

On May 1, 2016, Old National closed on its acquisition of Anchor. As of the closing date of the acquisition, loans totaled $1.637 billion and other real estate owned totaled $18.2 million. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. Old National reviewed the acquired loans and determined that as of September 30, 2016, $16.7 million met the definition of criticized and $39.3 million were considered classified (of which $35.0 million are reported with nonaccrual loans). Our current preference would be to work these loans and avoid foreclosure actions unless additional credit deterioration becomes apparent. These acquired impaired loans, along with $14.1 million of other real estate owned, are included in our summary of under-performing, criticized, and classified assets found below.

Summary of under-performing, criticized, and classified assets:

	September 30,		December 31,
(dollars in thousands)	2016	2015	2015
Nonaccrual loans:
Commercial	$49,352	$57,503	$57,536
Commercial real estate	73,803	53,309	47,350
Residential real estate	16,538	15,549	14,953
Consumer	11,791	5,621	5,198
Covered loans (1)	—	8,682	7,336

Total nonaccrual loans (2)	151,484	140,664	132,373
Renegotiated loans not on nonaccrual:
Noncovered loans	13,860	13,978	14,147
Covered loans (1)	—	143	138
Past due loans (90 days or more and still accruing):
Commercial	—	114	565
Commercial real estate	—	54	—
Residential real estate	152	172	114
Consumer	291	229	227
Covered loans (1)	—	—	10

Total past due loans	443	569	916
Other real estate owned	23,719	9,282	7,594
Other real estate owned, covered (1)	—	4,423	4,904

Total under-performing assets	$189,506	$169,059	$160,072

Classified loans (includes nonaccrual, renegotiated, past due 90 days, and other problem loans)	$233,469	$240,733	$204,710
Classified loans, covered (1)	—	11,664	8,584
Other classified assets (3)	6,634	11,310	6,857
Criticized loans	125,840	139,465	132,898
Criticized loans, covered (1)	—	1,722	1,449

Total criticized and classified assets	$365,943	$404,894	$354,498

Asset Quality Ratios including covered assets:
Non-performing loans/total loans (4) (5)	1.86%	2.26%	2.11%
Under-performing assets/total loans and other real estate owned (4)	2.12	2.46	2.30
Under-performing assets/total assets	1.29	1.42	1.33
Allowance for loan losses/under-performing assets (6)	27.20	30.30	32.63
Allowance for loan losses/nonaccrual loans (2)	34.03	36.42	39.46

(1)	The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans, and other real estate owned. On June 22, 2016, Old National entered into an early termination agreement with the FDIC that terminated all loss share agreements. The Company reclassified all covered assets to noncovered assets effective June 22, 2016.
(2)	Includes purchased credit impaired loans of approximately $25.7 million at September 30, 2016, $20.0 million at September 30, 2015, and $15.9 million at December 31, 2015 that are categorized as nonaccrual because the collection of principal or interest is doubtful. These loans are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.
(3)	Includes 2 pooled trust preferred securities, 2 corporate securities, and 1 insurance policy at September 30, 2016.
(4)	Loans exclude loans held for sale.
(5)	Non-performing loans include nonaccrual and renegotiated loans.
(6)	Because the acquired loans were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date.

Under-performing assets totaled $189.5 million at September 30, 2016, compared to $169.1 million at September 30, 2015 and $160.1 million at December 31, 2015. Under-performing assets as a percentage of total loans and other real estate owned at September 30, 2016 were 2.12%, a decrease of 34 basis points from 2.46% at September 30, 2015 and a decrease of 18 basis points from 2.30% at December 31, 2015.

Nonaccrual loans were $151.5 million at September 30, 2016, compared to $140.7 million at September 30, 2015 and $132.4 million at December 31, 2015. Nonaccrual loans increased from September 30, 2015 primarily due to an increase in nonaccrual commercial real estate and consumer loans, partially offset a decrease in nonaccrual commercial loans. Nonaccrual loans at September 30, 2016 included $35.0 million of loans related to the Anchor acquisition. As a percentage of nonaccrual loans, the allowance for loan losses was 34.03% at September 30, 2016, compared to 36.42% at September 30, 2015 and 39.46% at December 31, 2015. Purchased credit impaired loans that were included in the nonaccrual category because the collection of principal or interest is doubtful totaled $25.7 million at September 30, 2016, compared to $20.0 million at September 30, 2015 and $15.9 million at December 31, 2015. However, they are accounted for under FASB ASC 310-30 and accordingly treated as performing assets. We would expect our nonaccrual loans to remain at elevated levels until management can work through and resolve these purchased credit impaired loans.

Total criticized and classified assets were $365.9 million at September 30, 2016, a decrease of $39.0 million from September 30, 2015, and an increase of $11.4 million from December 31, 2015. Other classified assets include investment securities that fell below investment grade rating totaling $6.6 million at September 30, 2016, compared to $11.3 million at September 30, 2015 and $6.9 million at December 31, 2015.

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

At September 30, 2016, our TDRs consisted of $18.7 million of commercial loans, $19.8 million of commercial real estate loans, $2.6 million of residential loans, and $2.7 million of consumer loans totaling $43.8 million. Approximately $29.9 million of the TDRs at September 30, 2016 were included with nonaccrual loans. At December 31, 2015, our TDRs consisted of $23.4 million of commercial loans, $14.6 million of commercial real estate loans, $2.7 million of residential loans, and $3.6 million of consumer loans totaling $44.3 million. Approximately $30.0 million of the TDRs at December 31, 2015 were included with nonaccrual loans.

Old National has allocated specific reserves to customers whose loan terms have been modified in TDRs totaling $6.2 million as of September 30, 2016 and $2.3 million of December 31, 2015. As of September 30, 2016, Old National had committed to lend an additional $4.5 million to customers with outstanding loans that are classified as TDRs.

The terms of certain other loans were modified during the nine months ended September 30, 2016 that did not meet the definition of a TDR. It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have extended the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification. The evaluation is performed under our internal underwriting policy. We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral, or a bona fide guarantee. We also consider whether the modification was insignificant relative to the other terms of the agreement or the delay in a payment.

Purchased credit impaired (“PCI”) loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition. If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually. If the purchased credit impaired loan is being accounted for as part of a pool, it will not be removed from the pool. As of September 30, 2016, it has not been necessary to remove any loans from PCI accounting.

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

Allowance for Loan Losses and Reserve for Unfunded Commitments

Loan charge-offs, net of recoveries, totaled $1.6 million for the three months ended September 30, 2016, compared to $(0.9) million for the three months ended September 30, 2015. Annualized, net charge-offs (recoveries) to average loans were 0.07% for the three months ended September 30, 2016 compared to (0.05)% for the three months ended September 30, 2015. Loan charge-offs, net of recoveries, totaled $3.4 million for the nine months ended September 30, 2016, compared to $(0.9) million for the nine months ended September 30, 2015. Annualized, net charge-offs (recoveries) to average loans were 0.06% for the nine months ended September 30, 2016 compared to (0.02)% for the nine months ended September 30, 2015. Management will continue its efforts to reduce the level of non-performing loans and may consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for loan losses.

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

At September 30, 2016, the allowance for loan losses was $51.5 million, an increase of $0.3 million compared to $51.2 million at September 30, 2015, and a decrease of $0.7 million compared to $52.2 million at December 31, 2015. Over the last twelve months, charge-offs have remained low. Continued loan growth in future periods could result in an increase in provision expense.

As a percentage of total loans excluding loans held for sale, the allowance was 0.58% at September 30, 2016, compared to 0.75% at September 30, 2015 and December 31, 2015. Our ratio of allowance for loan losses to total loans declined as of September 30, 2016 compared to September 30, 2015 and December 31, 2015 with the addition of Anchor’s $1.637 billion loan portfolio. In accordance with ASC 805, no allowance for loan losses is recorded at the date of acquisition and a reserve is only established to absorb any subsequent credit deterioration or adverse changes in expected cash flows.

The following table provides additional details of the following components of the allowance for loan losses at September 30, 2016, including FAS 5/ASC 450 (Accounting for Contingencies), FAS 114/ASC 310-35 (Accounting by Creditors for Impairment of a Loan) and SOP 03-3/ASC 310-30 (Accounting for Certain Loans or Debt Securities Acquired in a Transfer):

(dollars in thousands)	FAS 5	FAS 114	SOP 03-3	Total
Loan balance	$8,822,808	$116,531	$109,957	$9,049,296
Remaining purchase discount	(97,851)	(8,915)	(37,545)	(144,311)

Loans, net of discount	$8,724,957	$107,616	$72,412	$8,904,985

Allowance, January 1, 2016	$39,386	$11,488	$1,359	$52,233
Charge-offs	(4,963)	(4,389)	(1,786)	(11,138)
Recoveries	2,439	4,022	1,275	7,736
Provision expense	2,675	317	(276)	2,716

Allowance, September 30, 2016	$39,537	$11,438	$572	$51,547

We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. The reserve for unfunded loan commitments is classified as a liability account on the balance sheet and totaled $3.5 million at September 30, 2016, compared to $3.6 million at December 31, 2015.

Market Risk

Market risk is the risk that the estimated fair value of our assets, liabilities, and derivative financial instruments will decline as a result of changes in interest rates or financial market volatility, or that our net income will be significantly reduced by interest rate changes.

Interest rates have remained low for an extended period of time. During the third quarter of 2016, the yield curve flattened as the spread between short and longer duration Treasuries tightened. These factors continue to put pressure on our net interest income and margin.

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

The following table illustrates our projected net interest income sensitivity over a two year cumulative horizon based on the asset/liability model as of September 30, 2016 and 2015:

	Immediate Rate Decrease		Immediate Rate Increase
(dollars in thousands)	-50 Basis Points	Base	+100 Basis Points	+200 Basis Points	+300 Basis Points
September 30, 2016
Projected interest income:
Money market, other interest earning investments, and investment securities	$214,854	$225,998	$241,305	$253,977	$265,142
Loans	598,007	642,135	732,130	820,580	908,738

Total interest income	812,861	868,133	973,435	1,074,557	1,173,880

Projected interest expense:
Deposits	20,058	39,312	99,543	159,766	219,982
Borrowings	47,578	59,032	84,667	110,271	135,812

Total interest expense	67,636	98,344	184,210	270,037	355,794

Net interest income	$745,225	$769,789	$789,225	$804,520	$818,086

Change from base	$(24,564)		$19,436	$34,731	$48,297
% change from base	-3.19%		2.52%	4.51%	6.27%

September 30, 2015
Projected interest income:
Money market, other interest earning investments, and investment securities	$198,289	$210,071	$225,738	$238,480	$249,996
Loans	479,450	500,131	565,128	629,583	692,711

Total interest income	677,739	710,202	790,866	868,063	942,707

Projected interest expense:
Deposits	16,572	28,754	83,900	139,046	194,192
Borrowings	45,710	48,892	64,083	79,275	94,466

Total interest expense	62,282	77,646	147,983	218,321	288,658

Net interest income	$615,457	$632,556	$642,883	$649,742	$654,049

Change from base	$(17,099)		$10,327	$17,186	$21,493
% change from base	-2.70%		1.63%	2.72%	3.40%

Our asset sensitivity increased slightly year over year primarily due to the Anchor acquisition in May 2016 and the resulting changes in our balance sheet mix. We use derivative instruments to mitigate interest rate risk, including certain cash flow hedges on variable-rate debt with a notional amount of $625 million at September 30, 2016.

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

Because the models are driven by expected behavior in various interest rate scenarios and many factors besides market interest rates affect our net interest income, we recognize that model outputs are not guarantees of actual results. For this reason, we model many different combinations of interest rates and balance sheet assumptions to understand our overall sensitivity to market interest rate changes, including shocks, yield curve flattening, yield curve steepening, as well as forecasts of likely interest rate scenarios. As of September 30, 2016, our projected net interest income sensitivity based on the asset/liability models we utilize was within the limits of the Company’s interest rate risk policy for the scenarios tested.

We use derivatives, primarily interest rate swaps, as one method to manage interest rate risk in the ordinary course of business. We also provide derivatives to our commercial customers in connection with managing interest rate risk. Our derivatives had an estimated fair value loss of $17.0 million at September 30, 2016, compared to an estimated fair value loss of $11.0 million at December 31, 2015. See Note 20 to the consolidated financial statements for further discussion of derivative financial instruments.

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

A time deposit maturity schedule for Old National Bank is shown in the following table for September 30, 2016.

(dollars in thousands) Maturity Bucket	Amount	Rate
2016	$389,846	1.25%
2017	690,056	0.59
2018	241,331	0.94
2019	98,495	1.31
2020	86,095	1.71
2021 and beyond	58,832	1.31

Total	$1,564,655	0.94%

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

The rating outlook from Moody’s Investor Service is stable. Moody’s Investor Service concluded a rating review of Old National Bank on May 2, 2016.

The credit ratings of Old National and Old National Bank at September 30, 2016, are shown in the following table.

Moody’s Investor Service
	Long-term	Short-term
Old National Bancorp	A3	N/A
Old National Bank	Aa3	P-1

N/A = not applicable

Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well. As of September 30, 2016, Old National Bancorp and its subsidiaries had the following availability of liquid funds and borrowings:

(dollars in thousands)	Parent Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$90,481	$170,559
Unencumbered government-issued debt securities	—	1,258,856
Unencumbered investment grade municipal securities	—	435,377
Unencumbered corporate securities	—	84,425
Availability of borrowings:
Amount available from Federal Reserve discount window*	—	523,957
Amount available from Federal Home Loan Bank Indianapolis*	—	565,209

Total available funds	$90,481	$3,038,383

*	Based on collateral pledged

The Parent Company (Old National Bancorp) has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows, and funds used for acquisitions. The Parent Company can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit, and through the issuance of debt securities. Additionally, the Parent Company has a shelf registration in place with the Securities and Exchange Commission permitting ready access to the public debt and equity markets. At September 30, 2016, the Parent Company’s other borrowings outstanding were $214.7 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $2.245 billion and standby letters of credit of $58.3 million at September 30, 2016. At September 30, 2016, approximately $2.120 billion of the loan commitments had fixed rates and $125.2 million had floating rates, with the floating rates ranging from 0% to 25%. At December 31, 2015, loan commitments were $1.746 billion and standby letters of credit were $62.6 million. The term of these off-balance sheet arrangements is typically one year or less.

Old National entered into a risk participation in an interest rate swap during the second quarter of 2007, which had a notional amount of $7.2 million at September 30, 2016. Old National entered into an additional risk participation in an interest rate swap during the third quarter of 2014, which had a notional amount of $10.4 million at September 30, 2016.

CONTRACTUAL OBLIGATIONS

The following table presents our significant fixed and determinable contractual obligations at September 30, 2016:

	Payments Due In
(dollars in thousands)	One Year or Less (1)	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without stated maturity	$9,082,053	$—	$—	$—	$9,082,053
IRAs, consumer, and brokered certificates of deposit	389,846	931,387	184,590	58,832	1,564,655
Short-term borrowings	422,924	—	—	—	422,924
Other borrowings	575,080	565,994	52,608	406,493	1,600,175
Fixed interest payments (2)	4,647	28,584	24,355	56,197	113,783
Operating leases	5,878	45,216	40,715	135,361	227,170
Employee Retirement Plan (3)	7,395	—	—	—	7,395
Other long-term liabilities (4)	10	15,117	217	95	15,439

(1)	For the remaining three months of fiscal 2016.
(2)	Our senior notes, subordinated notes, certain trust preferred securities, and certain Federal Home Loan Bank advances have fixed-rates ranging from 0.33% to 6.76%. All of our other long-term debt is at LIBOR based variable-rates at September 30, 2016. The projected variable interest assumes no increase in LIBOR rates from September 30, 2016.
(3)	Final settlement contribution in October 2016.
(4)	Includes amount expected to be contributed to the Restoration Plan in 2016 (amounts for 2017 and beyond are unknown at this time) and unfunded commitments on qualified affordable housing projects and other tax credit investments.

We rent certain premises and equipment under operating leases. See Note 11 to the consolidated financial statements for additional information on long-term lease arrangements.

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

Management’s analysis of probable losses in the portfolio at September 30, 2016, resulted in a range for allowance for loan losses of $15.3 million. The range pertains to general (FASB ASC 450, Contingencies/SFAS 5) reserves for both retail and performing commercial loans. Specific (FASB ASC 310, Receivables/SFAS 114) reserves do not have a range of probable loss. Due to the risks and uncertainty associated with the economy and our projection of FAS 5 loss rates inherent in the portfolio, we establish a range of probable outcomes (a high-end estimate and a low-end estimate) and evaluate our position within this range. The potential effect to net income based on our position in the range relative to the high and low endpoints is a decrease of $2.0 million and an increase of $8.0 million, respectively, after taking into account the tax effects. These sensitivities are hypothetical and are not intended to represent actual results.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

7/1/16 - 7/31/16	1,693	$13.09	—	—
8/1/16 - 8/31/16	3,990	13.65	—	—
9/1/16 - 9/30/16	20,059	14.06	—	—

Quarter-to-date 9/30/16	25,742	$13.93	—	—

The Board of Directors did not authorize a new stock repurchase plan for 2016. During the three months ended September 30, 2016, Old National repurchased a limited number of shares associated with employee share-based incentive programs.

ITEM 5.	OTHER INFORMATION

(a)	None

(b)	There have been no material changes in the procedure by which security holders recommend nominees to the Company’s board of directors.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Fourth Amended and Restated Articles of Incorporation of Old National, amended May 13, 2016 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2016).

3.2	Amended and Restated By-Laws of Old National, amended July 28, 2016 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2016).

4.1	Senior Indenture between Old National and The Bank of New York Trust Company (as successor to J.P. Morgan Trust Company, National Association (as successor to Bank One, NA)), as trustee, dated as of July 23, 1997 (incorporated by reference to Exhibit 4.3 to Old National’s Registration Statement on Form S-3, Registration No. 333-118374, filed with the Securities and Exchange Commission on December 2, 2004).

4.2	Second Indenture Supplement, dated as of August 15, 2014, between Old National and The Bank of New York Mellon Trust Company, N.A., as trustee, providing for the issuance of its 4.125% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2014).

10.1	Purchase and Sale Agreement dated August 8, 2016, by and between ONB One Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2016).

10.2	Purchase and Sale Agreement dated August 8, 2016, by and between ONB Boonville Sid LLC and Old National Bank (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2016).

10.3	Purchase and Sale Agreement dated August 8, 2016, by and between Henderson Sid LLC and Old National Bank (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2016).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Old National’s Form 10-Q Report for the quarterly period ended September 30, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD NATIONAL BANCORP
(Registrant)

By:	/s/ James C. Ryan, III

James C. Ryan, III
Senior Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

Date: November 4, 2016