Form 10-K
period 2016-12-31
OLD NATIONAL BANCORP /IN/
filed 2017-02-16
CIK 707179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting common stock held by non-affiliates on June 30, 2016, was $1,657,955,950 (based on the closing price on that date of $12.53). In calculating the market value of securities held by non-affiliates of the Registrant, the Registrant has treated as securities held by affiliates as of June 30, 2016, voting stock owned of record by its directors and principal executive officers, and voting stock held by the Registrant’s trust department in a fiduciary capacity for benefit of its directors and principal executive officers. This calculation does not reflect a determination that persons are affiliates for any other purposes.

The number of shares outstanding of the Registrant’s common stock, as of January 31, 2017, was 135,198,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2017, are incorporated by reference into Part III of this Form 10-K.

OLD NATIONAL BANCORP

2016 ANNUAL REPORT ON FORM 10-K

OLD NATIONAL BANCORP

2016 ANNUAL REPORT ON FORM 10-K

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

Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect. Therefore, undue reliance should not be placed upon these estimates and statements. We cannot assure that any of these statements, estimates, or beliefs will be realized and actual results may differ from those contemplated in these “forward-looking statements.” We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised to consult further disclosures we may make on related subjects in our filings with the SEC. In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include the following:

•	economic, market, operational, liquidity, credit, and interest rate risks associated with our business;

•	economic conditions generally and in the financial services industry;

•	expected cost savings in connection with the consolidation of recent acquisitions may not be fully realized or realized within the expected time frames, and deposit attrition, customer loss, and revenue loss following completed acquisitions may be greater than expected;

•	failure to properly understand risk characteristics of newly entered markets;

•	increased competition in the financial services industry either nationally or regionally, resulting in, among other things, credit quality deterioration;

•	our ability to achieve loan and deposit growth;

•	volatility and direction of market interest rates;

•	governmental legislation and regulation, including changes in accounting regulation or standards;

•	our ability to execute our business plan;

•	a weakening of the economy which could materially impact credit quality trends and the ability to generate loans;

•	changes in the securities markets; and

•	changes in fiscal, monetary, and tax policies.

Investors should consider these risks, uncertainties, and other factors in addition to risk factors included in our other filings with the SEC.

PART I

ITEM 1. BUSINESS

GENERAL

Old National is a financial holding company incorporated in the state of Indiana and maintains its principal executive office in Evansville, Indiana. We, through our wholly owned banking subsidiary, provide a wide range of services, including commercial and consumer loan and depository services, private banking, brokerage, trust, investment advisory, and other traditional banking services. At December 31, 2016, we employed 2,733 full-time equivalent associates.

COMPANY PROFILE

Old National Bank, our wholly owned banking subsidiary (“Old National Bank”), was founded in 1834 and is the oldest company in Evansville, Indiana. In 1982, Old National Bancorp was formed; in 2001 we became a financial holding company and we are currently the largest financial holding company headquartered in the state of Indiana. Also in 2001, we completed the consolidation of 21 bank charters enabling us to operate under a common name with consistent product offerings throughout the financial center locations, consolidating back-office operations and allowing us to provide more convenient service to clients. At December 31, 2016, Old National Bank operated 203 banking centers located primarily in Indiana, Kentucky, Michigan, and Wisconsin.

OPERATING SEGMENTS

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

MARKET AREA

We own the largest Indiana-based bank headquartered in Indiana. Operating from a home base in Evansville, Indiana, we have continued to grow our footprint in Indiana, Kentucky, Michigan, and Wisconsin. We have expanded into the attractive Louisville, Lexington, Indianapolis, Lafayette, Ann Arbor, Grand Rapids, Madison,

Milwaukee, and Fox Valley triangle markets. In February 2007, we expanded into northern Indiana by acquiring St. Joseph Capital Corporation, which had banking offices in Mishawaka and Elkhart, Indiana. In March 2009, we completed the acquisition of the Indiana retail branch banking network of Citizens Financial Group, which consisted of 65 branches and a training facility located primarily in the Indianapolis area. On January 1, 2011, we closed on our acquisition of Monroe Bancorp, strengthening our presence in Bloomington, Indiana and the central and south central Indiana markets. On July 29, 2011, we acquired the banking operations of Integra Bank N.A. (“Integra”) in an FDIC-assisted transaction. Integra was a full service community bank headquartered in Evansville, Indiana that operated 52 branch locations, primarily in southwest Indiana, southeastern Illinois and western Kentucky. On September 15, 2012, we closed on our acquisition of Indiana Community Bancorp (“IBT”), strengthening our presence in Columbus, Indiana and the south central Indiana market. On July 12, 2013, we closed on our acquisition of 24 bank branches from Bank of America, which increased our presence in the South Bend/Elkhart, Indiana area and provided an entry into southwest Michigan. On April 25, 2014, we closed on our acquisition of Tower Financial Corporation (“Tower”), which added seven full-service branches in the Fort Wayne, Indiana market. On July 31, 2014, we completed the acquisition of United Bancorp, Inc. (“United”), which added 18 branches in Ann Arbor, Michigan and the surrounding area. On November 1, 2014, we completed the acquisition of LSB Financial Corp. (“LSB”), which added five branches in Lafayette, Indiana. On January 1, 2015, we completed the acquisition of Founders Financial Corporation (“Founders”), which added four branches in the Grand Rapids, Michigan market. On May 1, 2016, we completed the acquisition of Anchor BanCorp Wisconsin Inc. (“Anchor”), which added 46 branches in the Madison, Milwaukee and Fox Valley triangle markets.

The following table reflects the market locations where we have a significant share of the deposit market. The market share data is by metropolitan statistical area. The Evansville, Indiana data includes branches in Henderson, Kentucky.

Old National Deposit Market Share and Number of Branch Locations

Deposits as of June 30, 2016

Market Location	Number of Branches	Deposit Market Share Rank
Evansville, Indiana	18	1
Adrian, Michigan	7	1
Bloomington, Indiana	6	1
Central City, Kentucky	2	1
North Vernon, Indiana	1	1
Terre Haute, Indiana	7	2
Jasper, Indiana	6	2
Columbus, Indiana	4	2
Washington, Indiana	2	2
Vincennes, Indiana	3	3
Madisonville, Kentucky	2	3
Danville, Illinois	2	3
Seymour, Indiana	1	3
Madison, Indiana	1	3

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

On July 29, 2011, Old National acquired the banking operations of Integra in an FDIC- assisted transaction. Integra was a full service community bank headquartered in Evansville, Indiana that operated 52 branch locations. As part of the purchase and assumption agreement, Old National and the FDIC entered into loss sharing agreements (each, a “loss sharing agreement” and collectively, the “loss sharing agreements”), whereby the FDIC would cover a substantial portion of any future losses on loans (and related unfunded commitments), other real estate owned (“OREO”) and up to 90 days of certain accrued interest on loans. The acquired loans and OREO subject to the loss sharing agreements are referred to collectively as “covered assets.” Old National entered into an agreement with the FDIC on June 22, 2016 to terminate its loss share agreements. As a result of the termination of the loss share agreements, the remaining covered assets that were covered by the loss share arrangements were reclassified to noncovered assets effective June 22, 2016. Prior to the termination of the loss share agreements, the FDIC would have reimbursed us for 80% of expenses and valuation write-downs related to covered assets up to $275.0 million, an amount which we never reached. As a result of the termination of the loss share agreements, all future gains and losses associated with covered assets will be recognized entirely by Old National since the FDIC will no longer be sharing in these gains and losses.

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

On May 1, 2016, Old National acquired Anchor BanCorp Wisconsin Inc. (“Anchor”) through a stock and cash merger. Anchor was a savings and loan holding company with AnchorBank, fsb (“AnchorBank”) as its wholly-owned subsidiary. AnchorBank operated 46 banking centers, including 32 banking centers in the Madison, Milwaukee and Fox Valley triangle. Pursuant to the merger agreement, shareholders of Anchor could elect to receive either 3.5505 shares of Old National common stock or $48.50 in cash for each share of Anchor they held, subject to a maximum of 40% of the purchase price in cash. The total purchase price for Anchor was $459.8 million, consisting of $186.2 million of cash and the issuance of 20.4 million shares of Old National Common Stock valued at $273.6 million. This acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. Old National recorded assets with a fair value of approximately $2.353 billion, including $1.638 billion of loans, as well as $1.853 billion of deposits.

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

On May 31, 2016, the Company sold its insurance operations, ONB Insurance Group, Inc. (“ONI”). The Company received approximately $91.8 million in cash resulting in a pre-tax gain of $41.9 million and an after-tax gain of $17.6 million. See Note 17 to the consolidated financial statements for further details on the income tax impact of this sale. Goodwill and intangible assets of approximately $47.5 million were eliminated as part of this transaction. ONI was an ancillary business and did not meet the criteria to be treated as a discontinued operation as defined in Accounting Standards Update 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”.

Based on an ongoing assessment of our service and delivery network, the Company consolidated five banking centers during 2016 and an additional fifteen in January 2017 into nearby banking centers.

COMPETITION

The banking industry and related financial service providers operate in a highly competitive market. Old National competes with financial service providers such as other commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds, and other financial intermediaries. In addition, Financial Technology, or FinTech, start-ups are emerging in key areas of banking.

Many of our nonfinancial institution competitors have fewer regulatory constraints, broader geographic service areas, greater capital, and, in some cases, lower cost structures. In addition, competition for quality customers has intensified as a result of changes in regulation, advances in technology and product delivery systems, consolidation among financial service providers, bank failures, and the conversion of certain former investment banks to bank holding companies.

SUPERVISION AND REGULATION

Old National is subject to extensive regulation under federal and state laws. The regulatory framework is intended primarily for the protection of depositors, federal deposit insurance funds, and the banking system as a whole and not for the protection of shareholders and creditors.

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

The Dodd-Frank Act. On July 21, 2010, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act significantly restructured the financial regulatory environment in the United States. The Dodd-Frank Act contains numerous provisions that affect all bank holding companies and banks, including Old National and Old National Bank, some of which are described in more detail below. The scope and impact of many of the Dodd-Frank Act provisions were determined and issued over time. The impact of the Dodd-Frank Act on Old National has been substantial. Provisions in the legislation that affect the payment of interest on demand deposits and collection of interchange fees increased the costs associated with certain deposits and placed limitations on certain revenues those deposits generate.

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

The final text of the Volcker Rule contained provisions to the effect that collateralized debt obligations (“CDOs”), including pooled trust preferred securities, would have to be sold prior to July 15, 2015. The practical implication of this rule provision, which was not expected by the industry, was that those instruments could no longer be accorded “held-to-maturity” accounting treatment but would have to be switched to “available-for-sale” accounting, and that all covered CDOs, regardless of the accounting classification, would need to be adjusted to fair value through an other-than-temporary impairment non-cash charge to earnings. On January 14, 2014, federal banking agencies released an interim final rule regarding the Volcker Rule’s impact on trust preferred CDOs, which included a nonexclusive list of CDOs backed by trust preferred securities that depository institutions will be permitted to continue to hold. All of the trust preferred securities owned by Old National are on this list and held as “available-for-sale”. Any unrealized losses associated with these instruments have already impacted our capital. As of December 31, 2016, Old National does not have any securities that will have to be divested as a result of the Volcker Rule.

The Durbin Amendment. The Dodd-Frank Act included provisions (the “Durbin Amendment”) which restrict interchange fees to those which are “reasonable and proportionate” for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing. The Federal Reserve issued final rules implementing the Durbin Amendment on June 29, 2011. In the final rules, interchange fees for debit card transactions were capped at $0.21 plus five basis points in order to be eligible for a safe harbor such that the fee is conclusively determined to be reasonable and proportionate. The interchange fee restrictions contained in the Durbin Amendment, and the rules promulgated thereunder, apply to debit card issuers with $10 billion or more in total consolidated assets. We exceeded $10 billion in assets during the second quarter of 2014 and became subject to these interchange fee restrictions beginning July 1, 2015. The Durbin Amendment negatively impacted debit card and ATM fees beginning in the second half of 2015.

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

Capital and Liquidity Requirements. Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines. The Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Comptroller of the Currency (“OCC”) have adopted risk-based capital ratio guidelines to which depository institutions under their respective supervision, including Old National Bank, are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk-weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. Old National’s banking affiliate, Old National Bank, exceeded all risk-based minimum capital requirements of the FDIC and OCC as of December 31, 2016. For Old National’s regulatory capital ratios and regulatory requirements as of December 31, 2016 and 2015, see Note 25 to the consolidated financial statements.

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

The Basel III Capital Rules provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, Old National and Old National Bank are given a one-time election (the “Opt-out Election”) to filter certain accumulated other comprehensive income (“AOCI”) components, comparable to the treatment under the current general risk-based capital rule. The Company chose the AOCI Opt-out Election on the March 31, 2015 Call Report and FR Y-9C for Old National Bank and Old National, respectively.

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

Management believes that, as of December 31, 2016, Old National and Old National Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income.

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

Historically, the regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without minimum required formulaic measures. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements are expected to incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The Basel III liquidity framework was implemented as a minimum standard on January 1, 2015, with a phase-in period ending January 1, 2019. The NSFR was subject to an observation period through mid-2016 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, implemented as a minimum standard by January 1, 2018. These new standards are subject to further rulemaking and their terms may well change before implementation. The federal banking agencies have not proposed rules implementing the Basel III liquidity framework and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

Management believes that, as of December 31, 2016, Old National Bank would meet the LCR requirement under the Basel III on a fully phased-in basis if such requirements were currently effective. Management’s evaluation of the impact of the NSFR requirement is ongoing as of December 31, 2016. Requirements to maintain higher levels of liquid assets could adversely impact the Company’s net income.

Stress Tests. The Dodd-Frank Act mandates company-run stress test requirements for U.S. bank holding companies with total consolidated assets of $10 billion to $50 billion. The objective of the stress test is to ensure that the financial institution has capital planning processes that account for its unique risks, and to help ensure that the institution has sufficient capital to continue operations throughout times of economic and financial stress. The stress tests are conducted with baseline, adverse and severely adverse economic scenarios. The final stress test rule defines total consolidated assets as the average of the institution’s total consolidated assets over the four most recent consecutive quarters as reported in the institution’s Call Report. An institution must comply with the stress test requirements beginning with the stress test cycle that commences in the calendar year after the year in which the institution meets the asset threshold. Old National’s consolidated assets exceeded $10 billion in the second quarter of 2014. Old National completed its annual stress test that covered a nine-quarter planning horizon beginning January 1, 2016 and ending on March 31, 2018 and publicly disclosed a summary of the stress test results on October 25, 2016. The stress test showed that Old National would maintain capital levels well above the regulatory guideline minimum levels for all periods and under all stress test scenarios.

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

Management believes that, as of December 31, 2016, Old National Bank was “well capitalized” based on the aforementioned existing ratios and the ratios as modified by the Basel III Capital Rules.

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

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the DIF reserve ratio reaches 1.35%, as required by the Dodd-Frank Act. The FDIC approved a final rule in March 2016 to meet this requirement by 2018. To meet the 1.35% DIF reserve ratio by 2018, the FDIC will assess banks with consolidated assets of more than $10 billion a surcharge assessment of 0.045% once the DIF reserve ratio reaches 1.15%. The reserve ratio reached 1.15% in the second half of 2016.

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

Safety and Soundness Regulations. In accordance with the FDIA, the federal banking agencies adopted guidelines establishing general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, regulations adopted by the federal banking agencies authorize the agencies to require that an institution that has been given notice that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, the institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the agency must issue an order directing corrective actions and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of FDIA. If the institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

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

Loans to One Borrower. Old National Bank generally may not make loans or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2016, Old National Bank was in compliance with the loans-to-one-borrower limitations.

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

On May 11, 2016, the Financial Crimes Enforcement Network (“FinCEN”) issued new anti-money laundering (“AML”) rules governing corporate entities doing business with banks and other financial institutions that are subject to the requirements of the USA Patriot Act. The AML rules impose significant due diligence obligations on financial institutions with respect to opening of new accounts and the monitoring of existing accounts. Under the AML rules, a financial institution must identify persons owning or controlling 25% or more of a “legal entity,” whenever the legal entity opens a new account at the bank. The financial institution must also identify an individual who has substantial management authority at the legal entity, such as a CEO, CFO, or managing partner.

The AML rules codify within the FinCEN regulations the “pillars” that must be included in a financial institutions AML compliance program. Regulators previously communicated their expectations with respect to four of these pillars: (1) the development of internal policies, procedures, and control; (2) the designation of a compliance officer; (3) the establishment of an ongoing employee training program; and (4) the implementation of an independent audit function to test programs. The new beneficial ownership requirement establishes a fifth pillar. Among other things, this new pillar includes the necessity to monitor and update the beneficial ownership of a legal entity, including the need to subject corporate borrowers to due diligence requests from financial institutions for certifications with respect to their beneficial owners. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

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

Federal Home Loan Bank System. Old National Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”), Old National Bank is required to acquire and hold shares of capital stock of the FHLBI in an amount at least equal to the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. For Old National Bank, the membership stock purchase requirement is 1.0% of the Mortgage-Related Assets, as defined by the FHLBI, which consists principally of residential mortgage loans and mortgage-backed securities, held by Old National Bank. The activity-based stock purchase requirement is equal to the sum of: (1) a specified percentage ranging from 2.0% to 5.0%, which for Old National Bank is 5.0%, of outstanding borrowings from the FHLBI; (2) a specified percentage ranging from 0.0% to 5.0%, which for Old National Bank is 3.0%, of the outstanding principal balance of Acquired Member Assets, as defined by the FHLBI, and delivery commitments for Acquired Member Assets; (3) a specified dollar amount related to certain off-balance sheet items, which for Old National Bank is inapplicable; and (4) a specified percentage ranging from 0.0% to 5.0% of the carrying value on the FHLBI’s balance sheet of derivative contracts between the FHLBI and Old National Bank, which for Old National Bank is inapplicable. The FHLBI can adjust the specified percentages and dollar amount from time to time within the ranges established by the FHLBI capital plan. As of December 31, 2016, Old National Bank was in compliance with the minimum stock ownership requirement.

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

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau (“CFPB”), which took over responsibility for enforcing the principal federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Saving Act, among others, on July 21, 2011. Institutions that have assets of $10 billion or less will continue to be supervised and examined in this area by their primary federal regulators (in the case of the Bank, the OCC). Old National’s consolidated assets exceeded $10 billion in the second quarter of 2014, and we are now subject to the regulation of the CFPB.

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

Dividend Limitation. Old National Bank is subject to the provisions of the National Bank Act, is supervised, regulated and examined by the OCC, and is subject to the rules and regulations of the OCC, Federal Reserve and the FDIC. A substantial portion of Old National’s cash revenue is derived from dividends paid to it by Old National Bank. These dividends are subject to various legal and regulatory restrictions as summarized in Note 25 to the consolidated financial statements.

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

Old National operates in a highly regulated environment and is subject to extensive regulation, supervision and examination by, among others, the OCC, the FDIC, the CFPB, the Federal Reserve, and the State of Indiana. Such regulation and supervision of the activities in which an institution may engage is primarily intended for the protection of the depositors and federal deposit insurance funds. In addition, the Treasury has certain supervisory and oversight duties and responsibilities under EESA and the CPP. See “Business - Supervision and Regulation” herein. Applicable laws and regulations may change, and such changes may adversely affect Old National’s business. The Dodd-Frank Act, enacted in July 2010, mandated the most wide-ranging overhaul of financial industry regulation in decades. This legislation, among other things, weakened federal preemption of state consumer protection laws and established the CFPB with broad authority to administer and enforce a new federal regulatory framework of consumer financial regulation, including consumer mortgage banking. The scope and impact of many of the Dodd-Frank Act provisions were determined and issued over time. The impact of the Dodd-Frank Act on Old National has been substantial. Provisions in the legislation that affect the payment of interest on demand deposits and collection of interchange fees increased the costs associated with certain deposits and placed limitations on certain revenues those deposits generate. In addition, the Dodd-Frank Act required Old National to change certain of its business practices, intensified the regulatory supervision of Old National and the financial services industry, increased Old National’s capital requirements, and imposed additional assessments and costs on Old National. In addition, certain provisions in the legislation that had not previously applied to Old National became effective as Old National and its consolidated assets increased to over $10 billion in June 2014. This includes oversight by the CFPB and a requirement to submit our first stress test report in 2016. Requirements to maintain higher levels of capital or liquidity to address potential adverse stress scenarios could adversely impact the Company’s net income.

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

Old National’s success depends, to a certain extent, upon economic or political conditions, local and national, as well as governmental monetary policies. Conditions such as recession, unemployment, changes in interest rates, inflation, money supply and other factors beyond Old National’s control may adversely affect its asset quality, deposit levels and loan demand and, therefore, Old National’s earnings. Because Old National has a significant amount of commercial real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of Old National’s borrowers to make timely repayments of their loans, which would have an adverse impact on Old National’s earnings. In addition, substantially all of Old National’s loans are to individuals and businesses in Old National’s market area. Consequently, any economic decline in Old National’s primary market areas, which include Indiana, Kentucky, Michigan, and Wisconsin could have an adverse impact on Old National’s earnings.

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

In our market area, Old National encounters significant competition from other commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds, and other financial intermediaries. In addition, Financial Technology, or FinTech, start-ups are emerging in key areas of banking. Our competitors may have substantially greater resources and lending limits than Old National does and may offer services that Old National does not or cannot provide. Many of our nonfinancial institution competitors have fewer regulatory constraints, broader geographic service areas, and, in some cases, lower cost structures. Old National’s profitability depends upon Old National’s continued ability to compete successfully in Old National’s market area.

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

Old National is an entity separate and distinct from Old National Bank. The Bank conducts most of our operations and Old National depends upon dividends from the Bank to service its debt and to pay dividends to Old National’s shareholders. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition including liquidity and capital adequacy of the Bank and other factors, that the OCC could assert that the payment of dividends or other payments is an unsafe or unsound practice. In addition, the payment of dividends by our other subsidiaries is also subject to the laws of the subsidiary’s state of incorporation, and regulatory capital and liquidity requirements applicable to such subsidiaries. At December 31, 2016, the Bank could pay dividends of $79.8 million without prior regulatory approval. In the event that the Bank was unable to pay dividends to us, we in turn would likely have to reduce or stop paying dividends on our Common Stock. Our failure to pay dividends on our Common Stock could have a material adverse effect on the market price of our Common Stock. See “Business – Supervision and Regulation – Dividend Limitations” and Note 25 to the consolidated financial statements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2016, Old National and its affiliates operated a total of 203 banking centers, primarily in the states of Indiana, Kentucky, Michigan, and Wisconsin. Of these facilities, 122 were owned. We lease 81 banking centers from unaffiliated third parties. The terms of these leases range from six months to twenty-four years. See Note 9 to the consolidated financial statements.

Impacting the number of the Company’s banking centers in 2016 was the acquisition of Anchor (46 banking centers) and the consolidation of 5 banking centers throughout the franchise. In addition, we purchased 23 banking centers in 2016 that we had previously leased. Subsequent to December 31, 2016, an additional 15 banking centers were consolidated into nearby banking centers.

Old National also has several administrative offices located throughout its footprint, including the executive offices of Old National which are located at 1 Main Street, Evansville, Indiana. This building, which was previously leased, was purchased in 2016.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Old National’s common stock is traded on the NASDAQ Stock Market (“NASDAQ”) under the ticker symbol ONB. The following table lists the high and low closing sales prices as reported by the NASDAQ, share volume, and dividend data for 2016 and 2015:

	Price Per Share		Share Volume	Dividend Declared
	High	Low
2016
First Quarter	$13.18	$10.85	72,116,846	$0.13
Second Quarter	13.40	11.64	72,798,438	0.13
Third Quarter	14.16	12.08	48,908,322	0.13
Fourth Quarter	18.35	13.80	51,422,870	0.13

2015
First Quarter	$14.63	$13.29	39,532,157	$0.12
Second Quarter	14.84	13.46	35,091,031	0.12
Third Quarter	14.84	13.26	36,742,644	0.12
Fourth Quarter	14.94	13.42	52,015,374	0.12

There were 44,698 shareholders of record as of December 31, 2016. Old National declared cash dividends of $0.52 per share during the year ended December 31, 2016 and $0.48 per share during the year ended December 31, 2015. Old National’s ability to pay cash dividends depends primarily on cash dividends received from Old National Bank. Dividend payments from Old National Bank are subject to various regulatory restrictions. See Note 25 to the consolidated financial statements for additional information.

The following table summarizes the purchases of equity securities made by Old National during the fourth quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/01/16 - 10/31/16	360	$14.06	—	—
11/01/16 - 11/30/16	563	17.00	—	—
12/01/16 - 12/31/16	1,209	17.42	—	—

Total	2,132	$16.74	—	—

The Board of Directors did not authorize a stock repurchase plan for 2016. During the twelve months ended December 31, 2016, Old National repurchased a limited number of shares associated with employee share-based incentive programs.

On January 26, 2017, the Board of Directors declared a quarterly cash dividend of $0.13 per common share. The Board of Directors did not authorize a new stock repurchase plan for 2017.

EQUITY COMPENSATION PLAN INFORMATION

The following table contains information concerning the 2008 Equity Incentive Plan approved by security holders, as of December 31, 2016.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,916,624	$13.47	4,861,807

Equity compensation plans not approved by security holders	—	—	—

Total	1,916,624	$13.47	4,861,807

At December 31, 2016, 4.9 million shares remain available for issuance under the 2008 Equity Incentive Plan.

The following table compares cumulative five-year total shareholder returns, assuming reinvestment of dividends, for our common stock to cumulative total returns of a broad-based equity market index and two published industry indices. The comparison of shareholder returns (change in December year end stock price plus reinvested dividends) for each of the periods assumes that $100 was invested on December 31, 2011, in common stock of each of the Company, the S&P Small Cap 600 Index, the NYSE Financial Index and the SNL Bank and Thrift Index with investment weighted on the basis of market capitalization.

ITEM 6. SELECTED FINANCIAL DATA

(dollars in thousands, except per share data)	2016	2015	2014	2013	2012
Operating Results
Net interest income	$402,703	$366,116	$366,370	$317,424	$308,757
Conversion to fully taxable equivalent (1)	21,293	19,543	16,999	16,876	13,188

Net interest income - tax equivalent basis	423,996	385,659	383,369	334,300	321,945
Provision for loan losses	960	2,923	3,097	(2,319)	5,030
Noninterest income	252,830	230,632	165,129	184,758	189,816
Noninterest expense	454,147	430,932	386,438	361,984	365,758
Net income	134,264	116,716	103,667	100,920	91,675
Common Share Data (2)
Weighted average diluted shares	128,301	116,255	108,365	101,198	96,833
Net income (diluted)	$1.05	$1.00	$0.95	$1.00	$0.95
Cash dividends	0.52	0.48	0.44	0.40	0.36
Common dividend payout ratio (3)	50.30	47.60	46.48	39.91	37.80
Book value at year-end	13.42	13.05	12.54	11.64	11.81
Stock price at year-end	18.15	13.56	14.88	15.37	11.87
Balance Sheet Data (at December 31)
Loans (4)	$9,101,194	$6,962,215	$6,531,691	$5,090,669	$5,209,185
Total assets	14,860,237	11,991,527	11,646,051	9,581,744	9,543,623
Deposits	10,743,253	8,400,860	8,490,664	7,210,903	7,278,953
Borrowings	2,152,086	1,920,246	1,469,911	1,018,720	827,308
Shareholders’ equity	1,814,417	1,491,170	1,465,764	1,162,640	1,194,565
Performance Ratios
Return on average assets (ROA)	0.98%	0.98%	0.99%	1.05%	1.04%
Return on average common shareholders’ equity (ROE)	7.84	7.88	7.91	8.54	8.34
Average equity to average assets	12.55	12.42	12.57	12.33	12.49
Net interest margin (5)	3.58	3.72	4.22	4.02	4.23
Efficiency ratio (6)	65.82	68.65	70.03	68.61	71.83
Asset Quality (7)
Net charge-offs (recoveries) to average loans	0.04%	(0.02)%	0.04%	0.10%	0.17%
Allowance for loan losses to ending loans	0.55	0.75	0.76	0.93	1.05
Allowance for loan losses	$49,808	$52,233	$47,849	$47,145	$54,763
Underperforming assets (8)	164,657	160,072	170,535	165,656	302,643
Allowance for loan losses to nonaccrual loans (9)	37.90%	39.46%	33.97%	36.71%	21.53%
Other Data
Full-time equivalent employees	2,733	2,652	2,938	2,608	2,684
Banking centers	203	160	195	169	180

(1)	Calculated using the federal statutory tax rate in effect of 35% for all periods adjusted for the TEFRA interest disallowance applicable to certain tax-exempt obligations.
(2)	Diluted data assumes the exercise of stock options and the vesting of restricted stock.
(3)	Cash dividends divided by net income.
(4)	Includes loans and finance leases held for sale.
(5)	Defined as net interest income on a tax equivalent basis as a percentage of average earning assets.
(6)	Defined as noninterest expense before amortization of intangibles as a percent of fully taxable equivalent net interest income and noninterest income, excluding net gains from securities transactions. This presentation excludes intangible amortization and net securities gains, as is common in other company disclosures, and better aligns with true operating performance.
(7)	Excludes loans and finance leases held for sale.
(8)	Includes nonaccrual loans, renegotiated loans, loans 90 days past due still accruing and other real estate owned. Includes $12.4 million, $24.4 million, $45.5 million, and $130.1 million of covered assets in 2015, 2014, 2013, and 2012, respectively, acquired in an FDIC assisted transaction, which were covered by loss sharing agreements with the FDIC providing for specified loss protection. On June 22, 2016, Old National entered into an early termination agreement with the FDIC that terminated all loss share agreements.
(9)	Includes approximately $16.7 million, $15.9 million, $41.2 million, $38.3 million, and $156.8 million for 2016, 2015, 2014 2013, and 2012, respectively, of purchased credit impaired loans that are categorized as nonaccrual because the collection of principal or interest is doubtful. These loans are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of our results of operations for the fiscal years ended December 31, 2016, 2015, and 2014, and financial condition as of December 31, 2016 and 2015. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes. This discussion contains forward-looking statements concerning our business. Readers are cautioned that, by their nature, forward-looking statements are based on estimates and assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from our expectations that are expressed or implied by any forward-looking statement. The discussion in Item 1A, “Risk Factors,” lists some of the factors that could cause our actual results to vary materially from those expressed or implied by any forward-looking statements, and such discussion is incorporated into this discussion by reference.

GENERAL OVERVIEW

Old National is the largest financial holding company incorporated in the state of Indiana and maintains its principal executive offices in Evansville, Indiana. Old National, through Old National Bank, provides a wide range of services, including commercial and consumer loan and depository services, and other traditional banking services. Old National also provides services to supplement the traditional banking business including fiduciary and wealth management services, investment and brokerage services, investment consulting, and other financial services.

Our basic mission is to be THE community bank in the cities and towns we serve. We focus on establishing and maintaining long-term relationships with customers, and are committed to serving the financial needs of the communities in our market area. Old National provides financial services primarily in Indiana, Kentucky, Michigan, and Wisconsin.

CORPORATE DEVELOPMENTS IN FISCAL 2016

In 2016, we expanded our footprint into the state of Wisconsin through our acquisition of Anchor BanCorp Wisconsin Inc. (“Anchor”). In addition to our entry into this vibrant new market, management remained keenly focused on organic growth and efficiency efforts. This is evidenced by the following 2016 initiatives:

•	organic loan growth of over 7% (including loans held for sale);

•	the sale of our insurance subsidiary and the redeployment of capital into our higher yielding banking business;

•	the termination of our frozen pension plan, which will eliminate future annual expense associated with the plan;

•	the termination of our labor-intensive loss share agreements with the FDIC at a minimal financial impact; and

•	the on-going assessment of our service and delivery network, resulting in the consolidation of five banking centers in 2016 and fifteen additional banking centers in January 2017.

Total revenues increased to $655.5 million, or 10%, from $596.7 million in 2015 and noninterest expenses remained well controlled, increasing to $454.1 million, or 5%, from $430.9 million in 2015. Net income for 2016 was $134.3 million, which compares favorably to 2015 net income of $116.7 million. Diluted earnings per share were $1.05 per share in 2016, compared to $1.00 per share in 2015.

BUSINESS OUTLOOK

Post-election, equity prices have surged and there is optimism that several policy changes will boost GDP growth. While it is yet to be seen if these proposals will pass and if they will truly benefit United States business, there appears to be rising consumer confidence. If our commercial loan pipeline is at all predictive, it appears that companies may be coming off the sidelines, and we may see an uptick in business investment during 2017.

Old National, along with all financial institutions, is also watching interest rates closely, and is encouraged by the 25 basis-point rate increase at the end of 2016. Additional rate increases in 2017 will benefit Old National as our assets tend to re-price faster and with more margin than our liabilities. In addition, Old National’s dominant market share in many of the communities in which we serve will become more valuable as deposits typically cost less than other types of funding.

Our focus for 2017 will be much like our focus in 2016, as we execute on our revenue growth and expense management strategy. We have transitioned our footprint into higher growth markets and opportunistically will continue to do so. We believe we have the right people and the right products in the right markets, with strong leadership in place. Core revenue growth, improvement in our operating leverage, and the prudent use of capital will remain priorities.

RESULTS OF OPERATIONS

The following table sets forth certain income statement information of Old National for the years ended December 31, 2016, 2015, and 2014:

(dollars in thousands)	2016	2015		2014
Income Statement Summary:
Net interest income	$402,703	$366,116		$366,370
Provision for loan losses	960	2,923		3,097
Noninterest income	252,830	230,632		165,129
Noninterest expense	454,147	430,932		386,438
Other Data:
Return on average common equity	7.84%	7.88%		7.91%
Efficiency ratio (1)	65.82%	68.65%		70.03%
Tier 1 leverage ratio	8.43%	8.54%		8.79%
Net charge-offs (recoveries) to average loans	0.04%	(0.02	) %	0.04%

(1)	Efficiency ratio is defined as noninterest expense before amortization of intangibles as a percent of fully taxable net interest income and noninterest income, excluding net gains from securities transactions. This presentation excludes intangible amortization and net securities gains, as is common in other company disclosures, and better aligns with true operating performance. This is a non-GAAP financial measure that management believes to be helpful in understanding Old National’s results of operations.

Comparison of Fiscal Years 2016 and 2015

Net Interest Income

Net interest income is the most significant component of our earnings, comprising 61% of 2016 revenues. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities.

Interest rates increased in the fourth quarter 2016, driven by improving economic conditions evidenced by the Federal Reserve increasing the discount rate 25 basis points at their December meeting. The yield curve steepened as the spread between short and longer duration Treasuries widened. These factors improve the outlook for our net interest income and margin.

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

(dollars in thousands)	2016	2015	2014
Net interest income	$402,703	$366,116	$366,370
Conversion to fully taxable equivalent	21,293	19,543	16,999

Net interest income - taxable equivalent basis	$423,996	$385,659	$383,369

Average earning assets	$11,840,967	$10,363,098	$9,082,768
Net interest margin	3.40%	3.53%	4.03%
Net interest margin - taxable equivalent basis	3.58%	3.72%	4.22%

Net interest income was $402.7 million in 2016, a $36.6 million increase from $366.1 million in 2015. Taxable equivalent net interest income was $424.0 million in 2016, a 10% increase from $385.7 million in 2015. The net interest margin on a fully taxable equivalent basis was 3.58% in 2016, a 14 basis point decrease compared to 3.72% in 2015. Both 2016 and 2015 included accretion income (interest income in excess of contractual interest income) associated with acquired loans. Excluding this accretion income in both periods, net interest income on a fully taxable equivalent basis would have been $365.9 million in 2016 compared to $322.6 million in 2015; and the net interest margin on a fully taxable equivalent basis would have been 3.09% in 2016 and 3.11% in 2015.

The increase in net interest income in 2016 when compared to 2015 was primarily due to an increase in average earning assets of $1.478 billion in 2016. Partially offsetting the higher average earning assets was a decrease in accretion income of $5.0 million. We expect accretion income on our purchased credit impaired loans to decrease over time, but this may be offset by future acquisitions.

The following table presents a three-year average balance sheet and for each major asset and liability category, its related interest income and yield, or its expense and rate for the years ended December 31.

	2016			2015			2014
(tax equivalent basis, dollars in thousands)	Average Balance	Interest & Fees	Yield/ Rate	Average Balance	Interest & Fees	Yield/ Rate	Average Balance	Interest & Fees	Yield/ Rate
Earning Assets
Money market and other interest- earning investments (1)	$32,697	$130	0.40%	$43,383	$47	0.11%	$20,148	$42	0.21%
Investment securities: (2)
U.S. Treasury & government- sponsored agencies (3)	1,968,408	37,381	1.90	1,967,293	36,725	1.87	2,041,978	38,742	1.90
States and political subdivisions (4)	1,125,713	53,003	4.71	1,023,983	49,162	4.80	889,343	45,112	5.07
Other securities	438,832	10,391	2.37	444,520	10,903	2.45	418,714	11,322	2.70

Total investment securities	3,532,953	100,775	2.85	3,435,796	96,790	2.82	3,350,035	95,176	2.84

Loans (including loans held for sale): (5)
Commercial (4)	1,835,317	70,591	3.85	1,754,141	75,900	4.33	1,527,436	70,471	4.61
Commercial real estate	2,648,911	150,592	5.69	1,862,055	118,237	6.35	1,474,136	130,780	8.87
Residential real estate	1,995,060	80,963	4.06	1,712,636	70,908	4.14	1,497,122	60,904	4.07
Consumer, net of unearned income	1,796,029	65,376	3.64	1,555,087	56,850	3.66	1,213,891	49,355	4.07

Total loans	8,275,317	367,522	4.44	6,883,919	321,895	4.68	5,712,585	311,510	5.45

Total earning assets	11,840,967	$468,427	3.96%	10,363,098	$418,732	4.04%	9,082,768	$406,728	4.48%

Less: Allowance for loan losses	(52,215)			(50,538)			(47,254)
Non-Earning Assets
Cash and due from banks	192,401			163,275			171,789
Other assets	1,661,200			1,451,125			1,224,272

Total assets	$13,642,353			$11,926,960			$10,431,575

Interest-Bearing Liabilities
NOW deposits	2,389,143	$1,529	0.06%	$2,160,019	$758	0.04%	$1,989,794	$595	0.03%
Savings deposits	2,595,622	3,723	0.14	2,299,357	3,199	0.14	2,104,076	2,875	0.14
Money market deposits	763,909	840	0.11	677,414	577	0.09	490,247	250	0.05
Time deposits	1,361,647	11,191	0.82	1,063,782	9,634	0.91	1,024,377	9,606	0.94

Total interest-bearing deposits	7,110,321	17,283	0.24	6,200,572	14,168	0.23	5,608,494	13,326	0.24
Federal funds purchased and interbank borrowings	137,997	673	0.49	126,124	265	0.21	77,512	136	0.18
Securities sold under agreements to repurchase	368,757	1,509	0.41	406,117	1,488	0.37	377,407	1,434	0.38
Federal Home Loan Bank advances	1,121,413	15,547	1.39	793,703	8,122	1.02	597,905	4,275	0.71
Other borrowings	222,708	9,419	4.23	217,978	9,030	4.14	105,453	4,188	3.97

Total interest-bearing liabilities	$8,961,196	$44,431	0.50%	$7,744,494	$33,073	0.43%	$6,766,771	$23,359	0.35%

Noninterest-Bearing Liabilities
Demand deposits	2,776,140			2,500,571			2,166,628
Other liabilities	192,443			200,994			186,910
Shareholders’ equity	1,712,574			1,480,901			1,311,266

Total liabilities and shareholders’ equity	$13,642,353			$11,926,960			$10,431,575

Interest Margin Recap
Interest income/average earning assets		$468,427	3.96%		$418,732	4.04%		$406,728	4.48%
Interest expense/average earning assets		44,431	0.38		33,073	0.32		23,359	0.26

Net interest income and margin		$423,996	3.58%		$385,659	3.72%		$383,369	4.22%

(1)	The 2016, 2015, and 2014 average balances include $24.8 million, $35.2 million, and $12.3 million, respectively, of required and excess balances held at the Federal Reserve.
(2)	Changes in fair value are reflected in the average balance; however, yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.
(3)	Includes U.S. government-sponsored entities and agency mortgage-backed securities at December 31, 2016.
(4)	Interest on state and political subdivision investment securities and commercial loans includes the effect of taxable equivalent adjustments of $15.2 million and $6.1 million, respectively, in 2016; $13.7 million and $5.9 million, respectively, in 2015; and $11.8 million and $5.2 million, respectively, in 2014; using the federal statutory tax rate in effect of 35% for all periods adjusted for the TEFRA interest disallowance applicable to certain tax-exempt obligations.
(5)	Includes principal balances of nonaccrual loans. Interest income relating to nonaccrual loans is included only if received.

The yield on average earning assets decreased 8 basis points from 4.04% in 2015 to 3.96% in 2016 and the cost of interest-bearing liabilities increased 7 basis points from 0.43% in 2015 to 0.50% in 2016. Average earning assets increased by $1.478 billion, or 14%. The increase in average earning assets consisted of a $1.391 billion increase in loans, a $97.2 million increase in lower yielding investment securities, partially offset by a $10.7 million decrease in money market and other interest-earning investments. Average interest-bearing liabilities increased $1.217 billion, or 16%. The increase in average interest-bearing liabilities consisted of a $909.7 million increase in interest-bearing deposits, an $11.9 million increase in federal funds purchased and interbank borrowings, a $37.4 million decrease in securities sold under agreements to repurchase, a $327.7 million increase in Federal Home Loan Bank advances, and a $4.7 million increase in other borrowings. Average noninterest-bearing deposits increased by $275.6 million.

The increase in average earning assets in 2016 compared to 2015 was primarily due to our acquisition of Anchor in May 2016. Including loans held for sale, the loan portfolio, which generally has an average yield higher than the investment portfolio, was approximately 70% of average interest earning assets in 2016 compared to 66% in 2015.

Average loans including loans held for sale increased $1.391 billion in 2016 compared to 2015 reflecting $1.152 billion of average loans acquired from Anchor in May 2016, along with $239.2 million of organic loan growth. These increases were partially offset by the sale of $193.6 million of loans associated with our branch divestitures during the third quarter of 2015.

The increases in average investments and average deposits also reflected the Anchor acquisition.

Average non-interest bearing deposits increased $275.6 million in 2016 compared to 2015 reflecting $241.8 million of average non-interest bearing deposits from the Anchor acquisition. Average interest bearing deposits increased $909.7 million in 2016 compared to 2015 reflecting $963.6 million of average interest bearing deposits from the Anchor acquisition. These increases were partially offset by a $555.8 million reduction associated with our branch divestitures during the third quarter of 2015.

Average borrowed funds increased $307.0 million in 2016 compared to 2015 primarily due to increased funding needed as a result of growth in our investment and loan portfolios that outpaced deposit growth.

The following table shows fluctuations in taxable equivalent net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid for the years ended December 31.

	2016 vs. 2015			2015 vs. 2014
(dollars in thousands)	Total Change	Attributed to		Total Change	Attributed to
		Volume	Rate		Volume	Rate
Interest Income
Money market and other interest-earning investments	$83	$(27)	$110	$5	$36	$(31)
Investment securities (1)	3,985	2,754	1,231	1,614	2,426	(812)
Loans (1)	45,627	63,428	(17,801)	10,385	59,322	(48,937)

Total interest income	49,695	66,155	(16,460)	12,004	61,784	(49,780)

Interest Expense
NOW deposits	771	114	657	163	55	108
Savings deposits	524	419	105	324	269	55
Money market deposits	263	84	179	327	127	200
Time deposits	1,557	2,572	(1,015)	28	363	(335)
Federal funds purchased and interbank borrowings	408	41	367	129	94	35
Securities sold under agreements to repurchase	21	(145)	166	54	107	(53)
Federal Home Loan Bank advances	7,425	3,948	3,477	3,847	1,702	2,145
Other borrowings	389	198	191	4,842	4,565	277

Total interest expense	11,358	7,231	4,127	9,714	7,282	2,432

Net interest income	$38,337	$58,924	$(20,587)	$2,290	$54,502	$(52,212)

The variance not solely due to rate or volume is allocated equally between the rate and volume variances.

(1)	Interest on investment securities and loans includes the effect of taxable equivalent adjustments of $15.2 million and $6.2 million, respectively, in 2016; $13.7 million and $5.9 million, respectively, in 2015; and $11.8 million and $5.2 million, respectively, in 2014; using the federal statutory rate in effect of 35% for all periods adjusted for the TEFRA interest disallowance applicable to certain tax-exempt obligations.

Provision for Loan Losses

The provision for loan losses was an expense of $1.0 million in 2016, compared to an expense of $2.9 million in 2015. Net charge-offs totaled $3.4 million in 2016, compared to net recoveries of $1.5 million in 2015. The lower provision for loan losses is the result of the increase in purchased loans that were recorded at fair value and improved asset quality. The fair value adjustment considers credit impairment resulting in no need for an allowance for loan losses at the date of acquisition. Continued loan growth in future periods, or a decline in our current level of recoveries, could result in an increase in provision expense. For additional information about non-performing loans, charge-offs, and additional items impacting the provision, refer to the “Risk Management—Credit Risk” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Noninterest Income

We generate revenues in the form of noninterest income through client fees, sales commissions, and other gains and losses from our core banking franchise and other related businesses, such as wealth management, investment consulting, and investment products. This source of revenue as a percentage of total revenue was 39% in 2016 and 2015.

Noninterest income was $252.8 million in 2016, an increase of $22.2 million, or 10%, compared to $230.6 million in 2015. The increase in noninterest income in 2016 was primarily due to a pre-tax gain of $41.9 million resulting from the sale of ONB Insurance Group, Inc. (“ONI”) in May 2016 and noninterest income attributable to the Anchor acquisition. The increase in noninterest income was partially offset by a $15.6 million gain on branch divestitures in the third quarter of 2015 and lower insurance premiums and commissions resulting from the sale on ONI.

The following table details the components of noninterest income for the years ended December 31.

				% Change From Prior Year
(dollars in thousands)	2016	2015	2014	2016	2015
Wealth management fees	$34,641	$34,395	$28,737	0.7%	19.7%
Service charges on deposit accounts	41,578	43,372	47,433	(4.1)	(8.6)
Debit card and ATM fees	16,769	21,340	25,835	(21.4)	(17.4)
Mortgage banking revenue	20,240	12,540	6,017	61.4	108.4
Insurance premiums and commissions	20,527	42,714	41,466	(51.9)	3.0
Investment product fees	18,822	17,924	17,136	5.0	4.6
Company-owned life insurance	8,479	8,604	6,924	(1.5)	24.3
Other income	27,772	20,988	18,919	32.3	10.9

Total fee and service charge income	188,828	201,877	192,467	(6.5)	4.9
Net securities gains	5,848	5,718	9,830	2.3	(41.8)
Impairment on available-for-sale securities	—	—	(100)	N/M	100.0
Gain on sale leaseback transactions	16,057	16,444	6,094	(2.4)	169.8
Gain on sale of ONB Insurance Group, Inc.	41,864	—	—	N/M	N/M
Net gain on branch divestitures	—	15,627	—	(100.0)	N/M
Change in FDIC indemnification asset	233	(9,034)	(43,162)	(102.6)	(79.1)

Total noninterest income	$252,830	$230,632	$165,129	9.6%	39.7%

Noninterest income to total revenue (1)	37.4%	37.4%	30.1%

(1)	Total revenue includes the effect of a taxable equivalent adjustment of $21.3 million in 2016, $19.5 million in 2015, and $17.0 million in 2014.

N/M = Not meaningful

Service charges and overdraft fees on deposit accounts continued to be challenged. The divestiture of the southern Illinois region during the third quarter of 2015 also contributed to the decrease in service charges and overdraft fees on deposit accounts year over year. These decreases were partially offset by $3.7 million of service charges and overdraft fees attributable to the Anchor acquisition.

Debit card and ATM fees decreased $4.6 million in 2016 compared to 2015 as the Durbin Amendment, which limits interchange fees on debit card transactions for banks with $10 billion or more in assets, became effective for us on July 1, 2015. The decrease in debit card and ATM fees was partially offset by $1.7 million of debit card and ATM fees attributable to the Anchor acquisition.

Mortgage banking revenue increased $7.7 million to $20.2 million in 2016 compared to $12.5 million in 2015 primarily due to increased sales to the secondary market in 2016 and an increase in production largely attributable to our new associates in the Wisconsin region.

Insurance premiums and commissions decreased $22.2 million in 2016 reflecting the sale of ONI in May 2016.

In 2016, we recorded a $41.9 million pre-tax gain resulting from the sale of ONI in May 2016. The after-tax gain related to the sale totaled $17.6 million.

In 2015, we recorded a net gain of $15.6 million in connection with the August 2015 divestitures of our southern Illinois region (twelve branches) along with four branches in eastern Indiana and one in Ohio.

Other income increased $6.8 million in 2016 compared to 2015. Included in 2016 was $7.6 million of recoveries on Anchor loans that had been fully charged-off prior to the acquisition.

Noninterest Income Related to Covered Assets and Indemnification Asset

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

Old National entered into an agreement with the FDIC on June 22, 2016 to terminate its loss share agreements. Under the early termination agreement, the FDIC made a final payment of $8.7 million to Old National as consideration for the early termination. After the elimination of the remaining FDIC indemnification asset and the payment of settlement charges, Old National realized a pre-tax gain of $0.2 million during 2016. All remaining assets that were covered by the loss share arrangements were reclassified to noncovered assets effective June 22, 2016. All future gains and losses associated with covered assets will be recognized entirely by Old National.

Noninterest Expense

Noninterest expense totaled $454.1 million in 2016, an increase of $23.2 million, or 5%, from $430.9 million in 2015. Noninterest expense during 2016 was impacted by our transition into the higher growth markets in Wisconsin, the divestitures of our Illinois franchise and our insurance business, and other branch restructuring during 2015.

The following table details the components of noninterest expense for the years ended December 31.

				% Change From Prior Year
(dollars in thousands)	2016	2015	2014	2016	2015
Salaries and employee benefits	$252,892	$243,875	$219,301	3.7%	11.2%
Occupancy	50,947	53,239	49,099	(4.3)	8.4
Equipment	13,448	13,183	12,453	2.0	5.9
Marketing	14,620	10,410	9,591	40.4	8.5
Data processing	32,002	27,309	25,382	17.2	7.6
Communication	9,959	9,586	10,476	3.9	(8.5)
Professional fees	15,705	11,756	16,390	33.6	(28.3)
Loan expense	7,632	6,373	6,107	19.8	4.4
Supplies	2,865	2,275	2,958	25.9	(23.1)
FDIC assessment	8,681	7,503	6,261	15.7	19.8
Other real estate owned expense	4,195	2,703	3,101	55.2	(12.8)
Amortization of intangibles	12,486	11,746	9,120	6.3	28.8
Other expense	28,715	30,974	16,199	(7.3)	91.2

Total noninterest expense	$454,147	$430,932	$386,438	5.4%	11.5%

Salaries and benefits, the largest component of noninterest expense, totaled $252.9 million in 2016, compared to $243.9 million in 2015, an increase of $9.0 million, or 4%. Impacting salaries and benefits expense were the acquisition of Anchor and the divestitures described above. Also contributing to the increase in salaries and benefits was a pension plan settlement loss of $9.8 million resulting from the termination of the Employee Retirement Plan. The increase was partially offset by a higher level of severance expense in 2015 related to early retirement offers and other workforce reductions along with lower incentive bonus accruals in 2016.

Occupancy expenses decreased $2.3 million to $50.9 million in 2016 compared to 2015 primarily due to branch divestures and consolidations in the third quarter of 2015. The decrease was partially offset by occupancy expenses attributable to the Anchor acquisition.

Marketing expense increased $4.2 million in 2016 compared to 2015 primarily due to additional expenses recorded in 2016 associated with the Anchor acquisition, higher advertising, and public relations expense.

Data processing expense increased $4.7 million in 2016 compared to 2015 primarily due the systems conversion associated with the Anchor acquisition.

Professional fees increased $3.9 million in 2016 compared to 2015 primarily due additional expenses recorded in 2016 associated with the Anchor acquisition.

Other expense was $28.7 million in 2016 compared to $31.0 million in 2015. Included in other expense in 2016 were $4.8 million of costs related to the consolidation of fifteen banking centers in January 2017, Anchor acquisition and integration costs of $2.4 million, and higher charitable contributions of $2.1 million when compared to 2015. Included in other expense in 2015 were costs associated with branch divestitures, closures, and consolidations totaling $7.8 million and a $4.8 million legal settlement accrual.

Provision for Income Taxes

We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The effective tax rate was 33.0% in 2016 compared to 28.3% in 2015. The higher effective tax rate in 2016 when compared to 2015 is primarily the result of the sale of ONI in May 2016 and the associated tax expense of $8.3 million to record a deferred tax liability relating to ONI’s nondeductible goodwill. See Note 17 to the consolidated financial statements for additional details on Old National’s income tax provision.

Comparison of Fiscal Years 2015 and 2014

In 2015, we generated net income of $116.7 million and diluted net income per share of $1.00 compared to $103.7 million and diluted net income per share of $0.95, respectively, in 2014. The 2015 earnings included a $0.2 million decrease in provision for loan losses and a $65.5 million increase in noninterest income. These increases to net income were partially offset by a $0.3 million decrease in net interest income, a $44.5 million increase in noninterest expense, and a $7.9 million increase in income tax expense.

Net interest income was $366.1 million in 2015, a $0.3 million decrease from $366.4 million in 2014. Taxable equivalent net interest income was $385.7 million in 2015, a 1% increase from $383.4 million in 2014. The net interest margin on a fully taxable equivalent basis was 3.72% in 2015, a 50 basis point decrease compared to 4.22% in 2014. Average earning assets increased by $1.280 billion during 2015 and the yield on average earning assets decreased 44 basis points from 4.48% in 2014 to 4.04% in 2015. Average interest-bearing liabilities increased $977.7 million and the cost of interest-bearing liabilities increased from 0.35% to 0.43% in 2015.

The provision for loan losses was an expense of $2.9 million in 2015, compared to an expense of $3.1 million in 2014. Charge-offs remained low during 2015 and we continued to see positive trends in credit quality.

Noninterest income was $230.6 million in 2015, an increase of $65.5 million, or 40%, compared to $165.1 million in 2014. The increase in noninterest income in 2015 was primarily due to a negative adjustment of $9.0 million for the FDIC indemnification asset in 2015 compared to a negative adjustment of $43.2 million for the FDIC indemnification asset in 2014. The increase was also due to acquisitions during 2014 and 2015, a $15.6 million gain on branch divestitures in 2015, and pre-tax deferred gains of $10.8 million resulting from the acquisition of fourteen bank properties that Old National had previously leased.

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

The provision for income taxes was $46.2 million in 2015 compared to $38.3 million in 2014. Old National’s effective tax rate was 28.3% in 2015 compared to 27.0% in 2014.

FINANCIAL CONDITION

Overview

At December 31, 2016, our assets were $14.860 billion, a 24% increase compared to $11.992 billion at December 31, 2015. The increase was primarily due to the acquisition of Anchor in May 2016, which had $2.166 billion in assets as of the closing date of the acquisition.

Earning Assets

Earning assets, comprised of investment securities, portfolio loans, loans held for sale, money market investments, interest earning accounts with the Federal Reserve, and trading securities, were $12.796 billion at December 31, 2016, an increase of 22% compared to $10.471 billion at December 31, 2015.

Investment Securities

We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements. However, we also have $10.6 million of 15- and 20-year fixed-rate mortgage-backed securities, $40.1 million of U.S. government-sponsored entity and agency securities, and $694.3 million of state and political subdivision securities in our held-to-maturity investment portfolio at December 31, 2016.

Trading securities, which consist of mutual funds held in trusts associated with deferred compensation plans for former directors and executives, are recorded at fair value and totaled $5.0 million at December 31, 2016 compared to $3.9 million at December 31, 2015. The increase was primarily due to the acquisition of Anchor, which had $0.9 million in trading securities as of the closing date of the acquisition.

At December 31, 2016, the investment securities portfolio, including trading securities, was $3.649 billion compared to $3.380 billion at December 31, 2015, an increase of $268.5 million, or 8%. Investment securities attributable to the Anchor acquisition totaled $239.8 million as of the closing date of the acquisition. Investment securities represented 29% of earning assets at December 31, 2016, compared to 32% at December 31, 2015. Investment securities also decreased as a percentage of total earning assets due to a proportionately larger increase in loan balances. Stronger commercial loan demand in the future and management’s decision to deleverage the balance sheet could result in a reduction in the securities portfolio. As of December 31, 2016, management does not intend to sell any securities in an unrealized loss position and does not believe we will be required to sell such securities.

The investment securities available-for-sale portfolio had net unrealized losses of $61.5 million at December 31, 2016, compared to net unrealized losses of $5.8 million at December 31, 2015. Net unrealized losses increased from December 31, 2015 to December 31, 2016 primarily due to an increase in long-term interest rates on municipal bonds and mortgage-backed securities.

The investment portfolio had an effective duration of 4.61 at December 31, 2016, compared 3.99 at December 31, 2015. Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates. Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage. The weighted average yields on available-for-sale investment securities were 2.44% in 2016 and 2.38% in 2015. The average yields on the held-to-maturity portfolio were 5.35% in 2016 and 4.99% in 2015.

At December 31, 2016, Old National had a concentration of investment securities issued by certain states and their political subdivisions with the following aggregate market values: $369.4 million by Indiana, which represented 20.4% of shareholders’ equity, and $198.2 million by Texas, which represented 10.9% of shareholders’ equity. Of the Indiana municipal bonds, 97% are rated “A” or better, and the remaining 3% generally represent non-rated local interest bonds where Old National has a market presence. All of the Texas municipal bonds are rated “AA” or better, and the majority of issues are backed by the “AAA” rated State of Texas Permanent School Fund Guarantee Program.

Loan Portfolio

We lend primarily to consumers and small to medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling, and retailing. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Kentucky, Michigan, and Wisconsin.

The following table presents the composition of the loan portfolio at December 31.

(dollars in thousands)	2016	2015	2014	2013	2012	Four-Year Growth Rate
Commercial	$1,917,099	$1,814,940	$1,646,767	$1,402,750	$1,392,459	8.3%
Commercial real estate	3,130,853	1,868,972	1,751,907	1,242,818	1,438,709	21.5
Consumer	1,875,030	1,603,158	1,379,117	1,049,974	1,004,827	16.9

Total loans excluding residential real estate	6,922,982	5,287,070	4,777,791	3,695,542	3,835,995	15.9
Residential real estate	2,087,530	1,661,335	1,540,410	1,387,422	1,360,599	11.3

Total loans	9,010,512	6,948,405	6,318,201	5,082,964	5,196,594	14.8%

Less: Allowance for loan losses	49,808	52,233	47,849	47,145	54,763

Net loans	$8,960,704	$6,896,172	$6,270,352	$5,035,819	$5,141,831

Commercial and Commercial Real Estate Loans

At December 31, 2016, commercial and commercial real estate loans were $5.048 billion, an increase of $1.364 billion, or 37%, compared to December 31, 2015. Commercial and commercial real estate loans attributable to the Anchor acquisition totaled $968.6 million as of the closing date of the acquisition.

The following table presents the maturity distribution and rate sensitivity of commercial loans at December 31, 2016 and an analysis of these loans that have predetermined and floating interest rates. A significant percentage of commercial loans are due within one year, reflecting the short-term nature of a large portion of these loans.

(dollars in thousands)	Within 1 Year	1 - 5 Years	Beyond 5 Years	Total	% of Total
Interest rates:
Predetermined	$244,703	$463,443	$232,595	$940,741	49%
Floating	598,531	297,097	80,730	976,358	51

Total	$843,234	$760,540	$313,325	$1,917,099	100%

Residential Real Estate Loans

Residential real estate loans, primarily 1-4 family properties, increased $426.2 million, or 26%, at December 31, 2016 compared to December 31, 2015. Residential real estate loans attributable to the Anchor acquisition totaled $456.1 million as of the closing date of the acquisition. Future increases in interest rates could result in a decline in the level of refinancings and new originations.

Consumer Loans

Consumer loans, including automobile loans, personal and home equity loans and lines of credit, and student loans, increased $271.9 million, or 17%, at December 31, 2016 compared to December 31, 2015. Consumer loans attributable to the Anchor acquisition totaled $213.0 million as of the closing date of the acquisition. Management plans to slow indirect consumer loan originations, which are least profitable, in 2017.

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

At December 31, 2016, the allowance for loan losses was $49.8 million, a decrease of $2.4 million compared to $52.2 million at December 31, 2015. Continued loan growth in future periods, or a decline in our current level of recoveries, could result in an increase in provision expense. As a percentage of total loans excluding loans held for sale, the allowance was 0.55% at December 31, 2016, compared to 0.75% at December 31, 2015. The decrease in the percentage from December 31, 2015 is primarily a result of the addition of Anchor’s $1.638 billion loan portfolio. In accordance with ASC 805, no allowance for loan losses is recorded at the date of acquisition and a reserve is only established to absorb any subsequent credit deterioration or adverse changes in expected cash flows. The provision for loan losses was an expense of $1.0 million in 2016 compared to an expense of $2.9 million in 2015.

For commercial loans, the allowance for loan losses decreased by $4.1 million at December 31, 2016 compared to December 31, 2015. The allowance for loan losses as a percentage of the commercial loan portfolio decreased to 1.12% at December 31, 2016, from 1.45% at December 31, 2015. The lower allowance for loan losses as a percentage of the commercial loan portfolio is the result of lower loss ratios and a change in the mix between acquired and originated loans.

For commercial real estate loans, the allowance for loan losses increased by $2.2 million at December 31, 2016 compared to December 31, 2015. The allowance for loan losses as a percentage of the commercial real estate loan portfolio decreased to 0.58% at December 31, 2016, from 0.86% at December 31, 2015. The lower allowance for loan losses need is the result of the increase in purchased loans that were recorded at fair value and improved asset quality. The fair value adjustment considers credit impairment resulting in no need for an allowance for loan losses at the date of acquisition. An allowance may be recorded in future periods if the loan experiences subsequent deterioration. See the discussion in the section “Asset Quality” for additional details.

The allowance for loan losses for residential real estate loans as a percentage of that portfolio decreased to 0.08% at December 31, 2016, from 0.12% at December 31, 2015. The allowance for loan losses for consumer loans as a percentage of that portfolio decreased to 0.45% at December 31, 2016, from 0.49% at December 31, 2015.

Allowance for Losses on Unfunded Commitments

We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. This allowance is reported as a liability on the balance sheet within accrued expenses and other liabilities, while the corresponding provision for these loan losses is recorded as a component of other expense. The allowance for losses on unfunded commitments was $3.2 million at December 31, 2016, compared to $3.6 million at December 31, 2015.

Loans Held for Sale

Mortgage loans held for immediate sale in the secondary market were $90.7 million at December 31, 2016, compared to $13.8 million at December 31, 2015. Certain mortgage loans are committed for sale at or prior to origination at a contracted price to an outside investor. Other mortgage loans held for immediate sale are hedged with To Be Announced (“TBA”) forward agreements and committed for sale when they are ready for delivery and remain on the Company’s balance sheet for a short period of time (typically 30 to 60 days). These loans are sold without recourse, beyond customary representations and warranties, and Old National has not experienced material losses arising from these sales. Mortgage originations are subject to volatility due to interest rates and home sales, among other factors.

We have elected the fair value option under FASB ASC 825-10 (SFAS No. 159) prospectively for residential loans held for sale. The aggregate fair value exceeded the unpaid principal balance by $0.1 million as of December 31, 2016, compared to $0.2 million as of December 31, 2015.

During the fourth quarter of 2014, $197.9 million of loans were reclassified to loans held for sale at the lower of cost or fair value. When the branch divestitures closed during the third quarter of 2015, these loans were valued at $193.6 million, resulting in a gain of $0.1 million. At December 31, 2016, there were no loans held for sale under this arrangement. See Note 2 to the consolidated financial statements for additional information.

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

Premises and Equipment

Premises and equipment, net of accumulated depreciation increased $232.9 million since December 31, 2015. During 2016, the Company purchased certain bank properties that it had previously leased, including its executive offices, for an aggregate purchase price of $196.1 million. Premises and equipment attributable to the Anchor acquisition totaled $35.7 million as of the closing date of the acquisition.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets at December 31, 2016 totaled $692.7 million, an increase of $72.8 million compared to $619.9 million at December 31, 2015. During 2016, we recorded $132.9 million of goodwill and other intangible assets associated with the acquisition of Anchor. Also during 2016, Old National eliminated $47.7 million of goodwill and intangible assets associated with the sale of its insurance operations. Total amortization expense associated with intangible assets was $12.5 million in 2016.

Net Deferred Tax Assets

Net deferred tax assets increased $71.9 million since December 31, 2015 primarily due to the acquisition of Anchor. Net deferred tax assets acquired from Anchor totaled $98.1 million, consisting primarily of deferred tax assets related to federal and state net operating loss carryforwards and acquired loans. Future decreases in the corporate tax rate could result in a loss in value of Old National’s deferred tax assets, but would reduce future income tax expense. See Note 17 to the consolidated financial statements for additional information.

Other Assets

Other assets increased $9.1 million, or 9%, since December 31, 2015 primarily due to an increase in low income housing partnership investments. Offsetting the increase were lower deferred rent payments resulting from the purchase of certain bank properties that were previously leased and lower receivables resulting from the divestiture of our insurance operations.

Funding

Total funding, comprised of deposits and wholesale borrowings, was $12.895 billion at December 31, 2016, an increase of $2.574 billion from $10.321 billion at December 31, 2015. Total deposits were $10.743 billion, including $9.275 billion in transaction accounts and $1.468 billion in time deposits at December 31, 2016. Total deposits increased $2.342 billion, or 28%, compared to December 31, 2015. Deposits attributable to the Anchor acquisition totaled $1.853 billion as of the closing date of the acquisition. Noninterest-bearing demand deposits increased $527.2 million from December 31, 2015 to December 31, 2016. NOW deposits increased $463.1 million from December 31, 2015 to December 31, 2016, while savings deposits increased $753.4 million. Money market deposits increased $130.7 million from December 31, 2015 to December 31, 2016, while time deposits increased $468.0 million.

We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. At December 31, 2016, wholesale borrowings, including federal funds purchased and interbank borrowings, securities sold under agreements to repurchase, Federal Home Loan Bank advances, and other borrowings, totaled $2.152 billion, an increase of $231.8 million, or 12%, from December 31, 2015. The increase in wholesale funding from December 31, 2015 to December 31, 2016 was primarily due to an increase in Federal Home Loan Bank advances. Wholesale funding as a percentage of total funding was 17% at December 31, 2016, compared to 19% at December 31, 2015. See Notes 14, 15, and 16 to the consolidated financial statements for additional details on our financing activities.

The following table details the average balances of all funding sources for the years ended December 31.

				% Change From Prior Year
(dollars in thousands)	2016	2015	2014	2016	2015
Demand deposits	$2,776,140	$2,500,571	$2,166,628	11.0%	15.4%
NOW deposits	2,389,143	2,160,019	1,989,794	10.6	8.6
Savings deposits	2,595,622	2,299,357	2,104,076	12.9	9.3
Money market deposits	763,909	677,414	490,247	12.8	38.2
Time deposits	1,361,647	1,063,782	1,024,377	28.0	3.8

Total deposits	9,886,461	8,701,143	7,775,122	13.6	11.9
Federal funds purchased and interbank borrowings	137,997	126,124	77,512	9.4	62.7
Securities sold under agreements to repurchase	368,757	406,117	377,407	(9.2)	7.6
Federal Home Loan Bank advances	1,121,413	793,703	597,905	41.3	32.7
Other borrowings	222,708	217,978	105,453	2.2	106.7

Total funding sources	$11,737,336	$10,245,065	$8,933,399	14.6%	14.7%

The following table presents a maturity distribution for certificates of deposit with denominations of $100,000 or more at December 31.

	Year-End Balance	Maturity Distribution
(dollars in thousands)		1-90 Days	91-180 Days	181-365 Days	Beyond 1 Year
2016	$544,803	$142,806	$91,704	$115,151	$195,142
2015	303,759	56,273	28,657	86,625	132,204
2014	313,629	64,149	33,443	70,043	145,994

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities decreased $28.8 million, or 16%, from December 31, 2015 primarily due to lower deferred gain on sale leaseback transactions and lower accrued expenses and other liabilities resulting from the divestiture of our insurance operations. Offsetting the decrease was an increase in unfunded commitments on low income housing partnership investments.

Capital

Shareholders’ equity totaled $1.814 billion, or 12% of total assets, at December 31, 2016 and $1.491 billion, or 12% of total assets, at December 31, 2015. Shareholders’ equity at December 31, 2016 included $273.6 million from the 20.4 million shares of common stock that were issued in conjunction with the acquisition of Anchor. The change in unrealized gains (losses) on investment securities decreased equity by $34.0 million during 2016. We paid cash dividends of $0.52 per share in 2016, which reduced equity by $67.5 million. Shares issued for reinvested dividends, stock options, restricted stock, and stock compensation plans increased shareholders’ equity by $9.2 million in 2016.

Capital Adequacy

Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. For additional information on capital adequacy see Note 25 to the consolidated financial statements.

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

Investment Activities

We carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral. At December 31, 2016, we had pooled trust preferred securities with a fair value of $8.1 million, or less than 1% of the available-for-sale securities portfolio. These securities remained classified as available-for-sale and at December 31, 2016, the unrealized loss on our pooled trust preferred securities was approximately $8.9 million. The fair value of these securities should improve as we get closer to maturity. There was no other-than-temporary impairment recorded in 2016 or 2015 on these securities.

All of our mortgage-backed securities are backed by U.S. government-sponsored or federal agencies. Municipal bonds, corporate bonds, and other debt securities are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. See Note 4 to the consolidated financial statements for additional details about our investment security portfolio.

Counterparty Exposure

Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation. We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry. Old National manages exposure to counterparty risk in connection with its derivatives transactions by generally engaging in transactions with counterparties having ratings of at least A by Standard & Poor’s Rating Service or A2 by Moody’s Investors Service. Total credit exposure is monitored by counterparty, and managed within limits that management believes to be prudent. Old National’s net counterparty exposure was an asset of $363.2 million at December 31, 2016.

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

We assumed student loans in the acquisition of Anchor in May 2016. As of December 31, 2016, student loans totaled $77.1 million and are guaranteed by the government from 97% to 100%.

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

We lend primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling, and retailing. At December 31, 2016, we had no concentration of loans in any single industry exceeding 10% of our portfolio and had minimal exposure to foreign borrowers and no sovereign debt. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Kentucky, Michigan, and Wisconsin. We are experiencing a slow and gradual improvement in the economy of our principal markets. Management expects that trends in under-performing, criticized, and classified loans will be influenced by the degree to which the economy strengthens or weakens.

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

On May 1, 2016, Old National closed on its acquisition of Anchor. As of the closing date of the acquisition, loans totaled $1.638 billion and other real estate owned totaled $17.3 million. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. Old National reviewed the acquired loans and determined that as of December 31, 2016, $8.3 million met the definition of criticized and $34.2 million were considered classified (of which $30.6 million are reported with nonaccrual loans). Our current preference would be to work these loans and avoid foreclosure actions unless additional credit deterioration becomes apparent. These acquired impaired loans, along with $10.6 million of other real estate owned, are included in our summary of under-performing, criticized, and classified assets found below.

Summary of under-performing, criticized and classified assets:

(dollars in thousands)	2016	2015	2014	2013	2012
Nonaccrual loans:
Commercial	$56,585	$57,536	$38,460	$28,635	$36,766
Commercial real estate	44,026	47,350	67,402	52,363	95,829
Residential real estate	17,674	14,953	13,968	10,333	11,986
Consumer	13,122	5,198	5,903	5,318	5,809
Covered loans (1)	—	7,336	15,124	31,793	103,946

Total nonaccrual loans (2)	131,407	132,373	140,857	128,442	254,336
Renegotiated loans not on nonaccrual:
Noncovered loans	14,376	14,147	12,710	15,596	9,737
Covered loans (1)	—	138	148	148	177
Past due loans still accruing (90 days or more):
Commercial	23	565	33	—	322
Commercial real estate	—	—	138	—	236
Residential real estate	2	114	1	35	66
Consumer	303	227	286	189	438
Covered loans (1)	—	10	—	14	15

Total past due loans	328	916	458	238	1,077
Other real estate owned	18,546	7,594	7,241	7,562	11,179
Other real estate owned, covered (1)	—	4,904	9,121	13,670	26,137

Total under-performing assets	$164,657	$160,072	$170,535	$165,656	$302,643

Classified loans (includes nonaccrual, renegotiated, past due 90 days, and other problem loans)	$220,429	$204,710	$233,486	$159,783	$233,445
Classified loans, covered (1)	—	8,584	17,413	35,500	121,977
Other classified assets (3)	7,063	6,857	14,752	32,650	43,887
Criticized loans	95,462	132,898	194,809	135,401	113,264
Criticized loans, covered (1)	—	1,449	4,525	8,421	9,344

Total criticized and classified assets	$322,954	$354,498	$464,985	$371,755	$521,917

Asset Quality Ratios including covered assets:
Non-performing loans/total loans (4) (5)	1.62%	2.11%	2.43%	2.84%	5.08%
Under-performing assets/total loans and foreclosed properties (4)	1.82	2.30	2.69	3.25	5.78
Under-performing assets/total assets	1.11	1.33	1.46	1.73	3.17
Allowance for loan losses/under-performing assets (6)	30.25	32.63	28.06	28.46	18.09
Allowance for loan losses/nonaccrual loans (2)	37.90	39.46	33.97	36.71	21.53

(1)	The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans, and other real estate owned. On June 22, 2016 Old National entered into an early termination agreement with the FDIC that terminated all loss share agreements. The Company reclassified all covered assets to noncovered assets effective June 22, 2016.
(2)	Includes approximately $16.7 million, $15.9 million, $41.2 million, $38.3 million, and $156.8 million for 2016, 2015, 2014, 2013, and 2012, respectively, of purchased credit impaired loans that are categorized as nonaccrual because the collection of principal or interest is doubtful. These loans are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.
(3)	Includes 2 pooled trust preferred securities, 2 corporate securities, and 1 insurance policy at December 31, 2016.
(4)	Loans exclude loans held for sale and leases held for sale.
(5)	Non-performing loans include nonaccrual and renegotiated loans.
(6)	Because the acquired loans were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date.

Under-performing assets totaled $164.7 million at December 31, 2016, compared to $160.1 million at December 31, 2015. Under-performing assets as a percentage of total loans and other real estate owned at December 31, 2016 were 1.82%, a 48 basis point improvement from 2.30% at December 31, 2015.

Nonaccrual loans decreased $1.0 million from December 31, 2015 to December 31, 2016 primarily due to a decrease in nonaccrual commercial and commercial real estate loans. Substantially offsetting these decreases were increases in nonaccrual residential real estate and consumer loans. Nonaccrual loans at December 31, 2016 include $30.6 million of loans related to the Anchor acquisition. As a percentage of nonaccrual loans, the allowance for loan losses was 37.90% at December 31, 2016, compared to 39.46% at December 31, 2015. Purchased credit impaired loans that were included in the nonaccrual category because the collection of principal or interest is doubtful totaled $16.7 million at December 31, 2016, compared to $15.9 million at December 31, 2015. However, they are accounted for under FASB ASC 310-30 and accordingly treated as performing assets. We would expect our nonaccrual loans to remain at elevated levels until management can work through and resolve these purchased credit impaired loans.

Interest income of approximately $6.4 million and $7.2 million would have been recorded on nonaccrual and renegotiated loans outstanding at December 31, 2016 and 2015, respectively, if such loans had been accruing interest throughout the year in accordance with their original terms. Excluding purchased credit impaired loans accounted for under ASC 310-30, the amount of interest income actually recorded on nonaccrual and renegotiated loans was $1.4 million in 2016 and $2.1 million in 2015. We had $26.3 million of renegotiated loans which are included in nonaccrual loans at December 31, 2016, compared to $30.0 million at December 31, 2015.

Total criticized and classified assets were $323.0 million at December 31, 2016, a decrease of $31.5 million from December 31, 2015. Other classified assets include investment securities that fell below investment grade rating totaling $7.1 million at December 31, 2016, compared to $6.9 million at December 31, 2015.

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

At December 31, 2016, our TDRs consisted of $16.8 million of commercial loans, $18.3 million of commercial real estate loans, $3.0 million of residential loans, and $2.6 million of consumer loans totaling $40.7 million. Approximately $26.3 million of the TDRs at December 31, 2016 were included with nonaccrual loans. At December 31, 2015, our TDRs consisted of $23.4 million of commercial loans, $14.6 million of commercial real estate loans, $2.7 million of residential loans, and $3.6 million of consumer loans totaling $44.3 million. Approximately $30.0 million of the TDRs at December 31, 2015 were included with nonaccrual loans.

Old National has allocated specific reserves to customers whose loan terms have been modified in TDRs totaling $4.0 million at December 31, 2016 and $2.3 million at December 31, 2015. As of December 31, 2016, Old National had committed to lend an additional $6.0 million to customers with outstanding loans that are classified as TDRs.

The terms of certain other loans were modified during 2016 that did not meet the definition of a TDR. It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have extended the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification. The evaluation is performed under our internal underwriting policy. We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral, or a bona fide guarantee. We also consider whether the modification was insignificant relative to the other terms of the agreement or the delay in a payment.

Purchased credit impaired (“PCI”) loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition. If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually. If the purchased credit impaired loan is being accounted for as part of a pool, it will not be removed from the pool. As of December 31, 2016, it has not been necessary to remove any loans from PCI accounting.

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

The activity in our allowance for loan losses was as follows:

(dollars in thousands)	2016	2015	2014	2013	2012
Balance, January 1	$52,233	$47,849	$47,145	$54,763	$58,060
Loans charged-off:
Commercial	5,047	3,513	3,535	4,435	7,746
Commercial real estate	2,632	1,921	3,647	9,302	4,609
Residential real estate	800	1,039	793	1,487	2,204
Consumer credit	6,131	6,404	4,675	6,279	8,094

Total charge-offs	14,610	12,877	12,650	21,503	22,653

Recoveries on charged-off loans:
Commercial	3,102	5,218	3,125	4,723	5,276
Commercial real estate	4,763	4,685	3,871	6,838	5,327
Residential real estate	174	354	205	310	464
Consumer credit	3,186	4,081	3,056	4,333	3,259

Total recoveries	11,225	14,338	10,257	16,204	14,326

Net charge-offs (recoveries)	3,385	(1,461)	2,393	5,299	8,327
Provision for loan losses	960	2,923	3,097	(2,319)	5,030

Balance, December 31	$49,808	$52,233	$47,849	$47,145	$54,763

Average loans for the year (1)	$8,265,169	$6,756,135	$5,703,294	$5,135,139	$4,857,522

Asset Quality Ratios:
Allowance/year-end loans (1)	0.55%	0.75%	0.76%	0.93%	1.05%
Allowance/average loans (1)	0.60	0.77	0.84	0.92	1.13
Net charge-offs (recoveries)/average loans (2)	0.04	(0.02)	0.04	0.10	0.17

(1)	Loans exclude loans held for sale.
(2)	Net charge-offs include write-downs on loans transferred to held for sale.

The allowance for loan losses decreased $2.4 million, or 5%, from December 31, 2015 to December 31, 2016. Net charge-offs totaled $3.4 million in 2016 compared to net recoveries of $1.5 million in 2015. There were no industry segments representing a significant share of total net charge-offs. Net charge-offs (recoveries) to average loans was 0.04% in 2016 compared to (0.02)% in 2015. Over the last twelve months, net charge-offs have remained low. Continued loan growth in future periods, or a decrease in our current level of recoveries, could result in an increase in provision expense.

The allowance to year-end loans, which ranged from 0.55% to 1.05% for the last five years, was 0.55% at December 31, 2016. Our ratio of allowance for loan losses to total loans declined as of December 31, 2016 with the addition of Anchor’s $1.638 billion loan portfolio. In accordance with ASC 805, no allowance for loan losses is recorded at the date of acquisition and a reserve is only established to absorb any subsequent credit deterioration or adverse changes in expected cash flows.

The following table provides additional details of the following components of the allowance for loan losses, including FAS 5/ASC 450 (Accounting for Contingencies), FAS 114/ASC 310-35 (Accounting by Creditors for Impairment of a Loan) and SOP 03-3/ASC 310-30 (Accounting for Certain Loans or Debt Securities Acquired in a Transfer):

(dollars in thousands)	FAS 5	FAS 114	SOP 03-3	Total
Loan balance	$8,940,492	$110,993	$88,710	$9,140,195
Remaining purchase discount	(88,589)	(7,803)	(33,291)	(129,683)

Loans, net of discount	$8,851,903	$103,190	$55,419	$9,010,512

Allowance, January 1, 2016	$39,386	$11,488	$1,359	$52,233
Charge-offs	(7,366)	(5,383)	(1,861)	(14,610)
Recoveries	3,290	6,517	1,418	11,225
Provision expense	6,222	(4,624)	(638)	960

Allowance, December 31, 2016	$41,532	$7,998	$278	$49,808

We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. The reserve for unfunded loan commitments is classified as a liability account on the balance sheet and totaled $3.2 million at December 31, 2016, compared to $3.6 million at December 31, 2015.

The following table details the allowance for loan losses by loan category and the percent of loans in each category compared to total loans at December 31.

	2016		2015		2014		2013		2012
(dollars in thousands)	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans

Commercial	$21,481	21.3%	$25,568	26.0%	$17,401	25.8%	$15,013	27.0%	$14,642	25.7%
Commercial real estate	18,173	34.7	15,993	26.6	17,348	27.1	19,031	22.8	26,391	24.2
Residential real estate	1,643	23.2	2,051	23.7	2,962	24.1	3,123	26.8	3,677	25.5
Consumer credit	8,511	20.8	7,684	22.2	6,586	20.7	4,574	19.1	4,337	17.4
Covered loans	—	—	937	1.5	3,552	2.3	5,404	4.3	5,716	7.2

Total	$49,808	100.0%	$52,233	100.0%	$47,849	100.0%	$47,145	100.0%	$54,763	100.0%

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

The following table illustrates our projected net interest income sensitivity over a two year cumulative horizon based on the asset/liability model as of December 31, 2016 and 2015:

	Immediate Rate Decrease		Immediate Rate Increase
	-50		+100	+200	+300
(dollars in thousands)	Basis Points	Base	Basis Points	Basis Points	Basis Points
December 31, 2016
Projected interest income:
Money market, other interest earning investments, and investment securities	$226,586	$234,297	$246,329	$255,974	$265,942
Loans	628,100	672,942	762,859	852,007	940,961

Total interest income	854,686	907,239	1,009,188	1,107,981	1,206,903

Projected interest expense:
Deposits	21,039	40,795	103,290	165,778	228,259
Borrowings	48,624	61,043	89,063	117,004	144,902

Total interest expense	69,663	101,838	192,353	282,782	373,161

Net interest income	$785,023	$805,401	$816,835	$825,199	$833,742

Change from base	$(20,378)		$11,434	$19,798	$28,341
% change from base	-2.53%		1.42%	2.46%	3.52%

December 31, 2015
Projected interest income:
Money market, other interest earning investments, and investment securities	$202,753	$214,385	$229,147	$243,069	$256,974
Loans	479,834	512,210	577,959	642,455	705,686

Total interest income	682,587	726,595	807,106	885,524	962,660

Projected interest expense:
Deposits	15,935	26,548	72,564	118,580	164,597
Borrowings	46,618	56,125	78,905	101,685	124,464

Total interest expense	62,553	82,673	151,469	220,265	289,061

Net interest income	$620,034	$643,922	$655,637	$665,259	$673,599

Change from base	$(23,888)		$11,715	$21,337	$29,677
% change from base	-3.71%		1.82%	3.31%	4.61%

Our asset sensitivity decreased slightly year over year primarily due to changes in our balance sheet mix, investment duration, and prepayment speed behavior.

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

Because the models are driven by expected behavior in various interest rate scenarios and many factors besides market interest rates affect our net interest income, we recognize that model outputs are not guarantees of actual results. For this reason, we model many different combinations of interest rates and balance sheet assumptions to understand our overall sensitivity to market interest rate changes, including shocks, yield curve flattening, yield curve steepening, as well as forecasts of likely interest rate scenarios. As of December 31, 2016, our projected net interest income sensitivity based on the asset/liability models we utilize was within the limits of the Company’s interest rate risk policy for the scenarios tested.

We use derivative instruments, primarily interest rate swaps, to mitigate interest rate risk, including certain cash flow hedges on variable-rate debt with a notional amount of $625 million at December 31, 2016. Our derivatives had an estimated fair value loss of $5.9 million at December 31, 2016, compared to an estimated fair value loss of $11.0 million at December 31, 2015. See Note 22 to the consolidated financial statements for further discussion of derivative financial instruments.

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

A time deposit maturity schedule for Old National Bank is shown in the following table as of December 31, 2016.

(dollars in thousands)
Maturity Bucket	Amount	Rate
2017	$895,033	0.56%
2018	292,371	0.88
2019	108,978	1.28
2020	86,090	1.70
2021	44,005	1.37
2021 and beyond	41,631	1.59

Total	$1,468,108	0.80%

Our ability to acquire funding at competitive prices is influenced by rating agencies’ views of our credit quality, liquidity, capital, and earnings. Moody’s Investor Service places us in an investment grade that indicates a low risk of default. For both Old National and Old National Bank:

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

The rating outlook from Moody’s Investor Service is stable. Moody’s Investor Service concluded a rating review of Old National Bank on May 2, 2016.

The credit ratings of Old National and Old National Bank at December 31, 2016 are shown in the following table.

Moody’s Investor Service
	Long-term	Short-term
Old National Bancorp	A3	N/A
Old National Bank	Aa3	P-1

N/A = not applicable

Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well. As of December 31, 2016, Old National Bancorp and its subsidiaries had the following availability of liquid funds and borrowings.

(dollars in thousands)	Parent Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$98,347	$157,172
Unencumbered government-issued debt securities	—	1,215,831
Unencumbered investment grade municipal securities	—	361,791
Unencumbered corporate securities	—	80,908
Availability of borrowings:
Amount available from Federal Reserve discount window*	—	500,197
Amount available from Federal Home Loan Bank Indianapolis*	—	502,541

Total available funds	$98,347	$2,818,440

*	Based on collateral pledged

The Parent Company (Old National Bancorp) has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows, and funds used for acquisitions. The Parent Company can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit, and through the issuance of debt securities. Additionally, the Parent Company has a shelf registration in place with the Securities and Exchange Commission permitting ready access to the public debt and equity markets. At December 31, 2016, the Parent Company’s other borrowings outstanding were $214.8 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $2.354 billion and standby letters of credit of $51.7 million at December 31, 2016. At December 31, 2016, approximately $2.207 billion of the loan commitments had fixed rates and $146.5 million had floating rates, with the floating interest rates ranging from 0% to 25%. At December 31, 2015, loan commitments were $1.746 billion and standby letters of credit were $62.6 million. The term of these off-balance sheet arrangements is typically one year or less.

Old National entered into a risk participation in an interest rate swap during the second quarter of 2007, which had a notional amount of $6.8 million at December 31, 2016. Old National entered into an additional risk participation in an interest rate swap during the third quarter of 2014, which had a notional amount of $9.9 million at December 31, 2016.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENT LIABILITIES

The following table presents our significant fixed and determinable contractual obligations and significant commitments at December 31, 2016. Further discussion of each obligation or commitment is included in the referenced note to the consolidated financial statements.

	Note Reference	Payments Due In				Total
(dollars in thousands)		One Year or Less	One to Three Years	Three to Five Years	Over Five Years
Deposits without stated maturity		$9,275,145	$—	$—	$—	$9,275,145
IRAs, consumer, and brokered certificates of deposit	13	895,033	401,349	130,095	41,631	1,468,108
Federal funds purchased and interbank borrowings		213,003	—	—	—	213,003
Securities sold under agreements to repurchase	14	342,052	25,000	—	—	367,052
Federal Home Loan Bank advances	15	945,544	172,505	50,000	185,043	1,353,092
Other borrowings	16	196	164	190	218,389	218,939
Fixed interest payments (1)		16,813	25,967	24,287	45,889	112,956
Operating leases	9	16,928	31,180	28,840	79,881	156,829
Other long-term liabilities (2)		17,421	3,475	44	76	21,016

(1)	Our senior notes, subordinated notes, certain trust preferred securities, and certain Federal Home Loan Bank advances have fixed rates ranging from 0.56% to 6.76%. All of our other long-term debt is at LIBOR based variable rates at December 31, 2016. The projected variable interest assumes no increase in LIBOR rates from December 31, 2016.
(2)	Includes amount expected to be contributed to the Restoration Plan in 2017 (amounts for 2018 and beyond are unknown at this time) and unfunded commitments on qualified affordable housing projects and other tax credit investments.

We rent certain premises and equipment under operating leases. See Note 9 to the consolidated financial statements for additional information on long-term lease arrangements.

We are party to various derivative contracts as a means to manage the balance sheet and our related exposure to changes in interest rates, to manage our residential real estate loan origination and sale activity, and to provide derivative contracts to our clients. Since the derivative liabilities recorded on the balance sheet change frequently and do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above. Further discussion of derivative instruments is included in Note 22 to the consolidated financial statements.

In the normal course of business, various legal actions and proceedings are pending against us and our affiliates which are incidental to the business in which they are engaged. Further discussion of contingent liabilities is included in Note 23 to the consolidated financial statements.

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

The allowance is increased through a provision charged to operating expense. Uncollectible loans are charged-off through the allowance. Recoveries of loans previously charged-off are added to the allowance. A loan is considered impaired when it is probable that contractual interest and principal payments will not be collected either for the amounts or by the dates as scheduled in the loan agreement. Our policy for recognizing income on impaired loans is to accrue interest unless a loan is placed on nonaccrual status. A loan is generally placed on nonaccrual status when principal or interest becomes 90 days past due unless it is well secured and in the process of collection, or earlier when concern exists as to the ultimate collectibility of principal or interest. We monitor the quality of our loan portfolio on an on-going basis and use a combination of detailed credit assessments by relationship managers and credit officers, historic loss trends, and economic and business environment factors in determining the allowance for loan losses. We record provisions for loan losses based on current loans outstanding, grade changes, mix of loans, and expected losses. A detailed loan loss evaluation on an individual loan basis for our highest risk loans is performed quarterly. Management follows the progress of the economy and how it might affect our borrowers in both the near and the intermediate term. We have a formalized and disciplined independent loan review program to evaluate loan administration, credit quality, and compliance with corporate loan standards. This program includes periodic, regular reviews of problem loan reports, delinquencies and charge-offs.

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

Management’s analysis of probable losses in the portfolio at December 31, 2016 resulted in a range for allowance for loan losses of $16.5 million. The range pertains to general (FASB ASC 450, Contingencies/SFAS 5) reserves for both retail and performing commercial loans. Specific (FASB ASC 310, Receivables/SFAS 114) reserves do not have a range of probable loss. Due to the risks and uncertainty associated with the economy and our projection of FAS 5 loss rates inherent in the portfolio, we establish a range of probable outcomes (a high-end estimate and a low-end estimate) and evaluate our position within this range. The potential effect to net income based on our position in the range relative to the high and low endpoints is a decrease of $1.6 million and an increase of $9.1 million, respectively, after taking into account the tax effects. These sensitivities are hypothetical and may not represent actual results.

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

The Board of Directors, through an Audit Committee comprised solely of independent outside directors, oversees management’s discharge of its financial reporting responsibilities. The Audit Committee meets regularly with Old National’s independent registered public accounting firm, Crowe Horwath LLP, and the managers of financial reporting, internal audit, and risk. During these meetings, the committee meets privately with the independent registered public accounting firm as well as with financial reporting and internal audit personnel to review accounting, auditing, and financial reporting matters. The appointment of the independent registered public accounting firm is made by the Audit Committee.

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

Old National’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on that assessment Old National has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is effective. Old National’s independent registered public accounting firm has audited the effectiveness of Old National’s internal control over financial reporting as of December 31, 2016 as stated in their report which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Crowe Horwath LLP Independent Member Crowe Horwath International

Board of Directors and Shareholders

Old National Bancorp

Evansville, Indiana

We have audited the accompanying consolidated balance sheets of Old National Bancorp as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited Old National Bancorp’s internal control over financial reporting as of December 31, 2016, based on criteria established in 2013 in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Old National Bancorp’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Old National Bancorp as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Old National Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in 2013 in Internal Control—Integrated Framework issued by the COSO.

Crowe Horwath LLP

Indianapolis, Indiana

February 15, 2017

OLD NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars and shares in thousands, except per share data)	2016	2015
Assets
Cash and due from banks	$209,381	$91,311
Money market and other interest-earning investments	46,138	128,507

Total cash and cash equivalents	255,519	219,818
Trading securities, at fair value	4,982	3,941
Investment securities - available-for-sale, at fair value	2,797,174	2,418,221
Investment securities - held-to-maturity, at amortized cost (fair value $784,172 and $929,417, respectively)	745,090	872,111
Federal Home Loan Bank/Federal Reserve Bank stock, at cost	101,716	86,146
Loans held for sale, at fair value	90,682	13,810
Loans, net of unearned income	9,010,512	6,840,818
Covered loans, net of discount	—	107,587

Total loans	9,010,512	6,948,405
Allowance for loan losses	(49,808)	(51,296)
Allowance for loan losses - covered loans	—	(937)

Net loans	8,960,704	6,896,172

FDIC indemnification asset	—	9,030
Premises and equipment, net	429,622	196,676
Accrued interest receivable	81,381	69,098
Goodwill	655,018	584,634
Other intangible assets	37,677	35,308
Company-owned life insurance	352,956	341,294
Net deferred tax assets	181,863	109,984
Loan servicing rights	25,561	10,468
Assets held for sale	5,970	5,679
Other real estate owned and repossessed personal property	18,546	7,594
Other real estate owned - covered	—	4,904
Other assets	115,776	106,639

Total assets	$14,860,237	$11,991,527

Liabilities
Deposits:
Noninterest-bearing demand	$3,016,093	$2,488,855
Interest-bearing:
NOW	2,596,595	2,133,536
Savings	2,954,709	2,201,352
Money market	707,748	577,050
Time	1,468,108	1,000,067

Total deposits	10,743,253	8,400,860

Federal funds purchased and interbank borrowings	213,003	291,090
Securities sold under agreements to repurchase	367,052	387,409
Federal Home Loan Bank advances	1,353,092	1,023,491
Other borrowings	218,939	218,256
Accrued expenses and other liabilities	150,481	179,251

Total liabilities	13,045,820	10,500,357

Commitments and contingencies (Note 23)
Shareholders’ Equity
Preferred stock, series A, 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $1.00 per share stated value, 300,000 shares authorized, 135,159 and 114,297 shares issued and outstanding, respectively	135,159	114,297
Capital surplus	1,348,338	1,087,911
Retained earnings	390,292	323,759
Accumulated other comprehensive income (loss), net of tax	(59,372)	(34,797)

Total shareholders’ equity	1,814,417	1,491,170

Total liabilities and shareholders’ equity	$14,860,237	$11,991,527

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(dollars and shares in thousands, except per share data)	2016	2015	2014
Interest Income
Loans including fees:
Taxable	$349,095	$304,452	$296,141
Nontaxable	12,287	11,566	10,207
Investment securities:
Taxable	57,005	57,336	60,903
Nontaxable	28,617	25,788	22,436
Money market and other interest-earning investments	130	47	42

Total interest income	447,134	399,189	389,729

Interest Expense
Deposits	17,283	14,168	13,326
Federal funds purchased and interbank borrowings	673	265	136
Securities sold under agreements to repurchase	1,509	1,488	1,434
Federal Home Loan Bank advances	15,547	8,121	4,275
Other borrowings	9,419	9,031	4,188

Total interest expense	44,431	33,073	23,359

Net interest income	402,703	366,116	366,370
Provision for loan losses	960	2,923	3,097

Net interest income after provision for loan losses	401,743	363,193	363,273

Noninterest Income
Wealth management fees	34,641	34,395	28,737
Service charges on deposit accounts	41,578	43,372	47,433
Debit card and ATM fees	16,769	21,340	25,835
Mortgage banking revenue	20,240	12,540	6,017
Insurance premiums and commissions	20,527	42,714	41,466
Investment product fees	18,822	17,924	17,136
Company-owned life insurance	8,479	8,604	6,924
Net securities gains	5,848	5,718	9,830
Total other-than-temporary impairment losses	—	—	(100)
Loss recognized in other comprehensive income	—	—	—

Impairment losses recognized in earnings	—	—	(100)
Recognition of deferred gain on sale leaseback transactions	16,057	16,444	6,094
Gain on sale of ONB Insurance Group, Inc.	41,864	—	—
Net gain on branch divestitures	—	15,627	—
Change in FDIC indemnification asset	233	(9,034)	(43,162)
Other income	27,772	20,988	18,919

Total noninterest income	252,830	230,632	165,129

Noninterest Expense
Salaries and employee benefits	252,892	243,875	219,301
Occupancy	50,947	53,239	49,099
Equipment	13,448	13,183	12,453
Marketing	14,620	10,410	9,591
Data processing	32,002	27,309	25,382
Communication	9,959	9,586	10,476
Professional fees	15,705	11,756	16,390
Loan expense	7,632	6,373	6,107
Supplies	2,865	2,275	2,958
FDIC assessment	8,681	7,503	6,261
Other real estate owned expense	4,195	2,703	3,101
Amortization of intangibles	12,486	11,746	9,120
Other expense	28,715	30,974	16,199

Total noninterest expense	454,147	430,932	386,438

Income before income taxes	200,426	162,893	141,964
Income tax expense	66,162	46,177	38,297

Net income	$134,264	$116,716	$103,667

Net income per common share - basic	$1.05	$1.01	$0.96
Net income per common share - diluted	1.05	1.00	0.95

Weighted average number of common shares outstanding - basic	127,705	115,726	107,818
Weighted average number of common shares outstanding - diluted	128,301	116,255	108,365

Dividends per common share	$0.52	$0.48	$0.44

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014
Net income	$134,264	$116,716	$103,667

Other comprehensive income (loss):

Change in securities available-for-sale:
Unrealized holding gains (losses) for the period	(49,813)	1,173	42,515
Reclassification adjustment for securities gains realized in income	(5,848)	(5,718)	(9,830)
Other-than-temporary-impairment on available-for-sale securities associated with credit loss realized in income	—	—	100
Income tax effect	20,455	1,487	(12,425)

Unrealized gains (losses) on available-for-sale securities	(35,206)	(3,058)	20,360

Change in securities held-to-maturity:
Amortization of fair value for securities held-to-maturity previously recognized into accumulated other comprehensive income	1,776	1,692	1,437
Income tax effect	(606)	(396)	(446)

Changes from securities held-to-maturity	1,170	1,296	991

Cash flow hedges:
Net unrealized derivative losses on cash flow hedges	(2,323)	(8,107)	(9,514)
Reclassification adjustment for losses realized in net income	6,453	2,719	248
Income tax effect	(1,569)	2,047	3,521

Changes from cash flow hedges	2,561	(3,341)	(5,745)

Defined benefit pension plans:
Amortization of net (gain) loss and settlement cost recognized in income	11,203	3,002	(4,333)
Income tax effect	(4,303)	(1,141)	1,638

Changes from defined benefit pension plans	6,900	1,861	(2,695)

Other comprehensive income (loss), net of tax	(24,575)	(3,242)	12,911

Comprehensive income	$109,689	$113,474	$116,578

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2014	$99,859	$900,254	$206,993	$(44,466)	$1,162,640
Net income	—	—	103,667	—	103,667
Other comprehensive income	—	—	—	12,911	12,911
Acquisition of Tower Financial Corporation	5,626	73,101	—	—	78,727
Acquisition of United Bancorp	9,117	114,689	—	—	123,806
Acquisition of LSB Financial Corp.	3,557	48,201	—	—	51,758
Dividends - common stock	—	—	(48,181)	—	(48,181)
Common stock issued	24	302	—	—	326
Common stock repurchased	(1,886)	(23,944)	—	—	(25,830)
Stock based compensation expense	—	4,162	—	—	4,162
Stock activity under incentive compensation plans	550	1,527	(299)	—	1,778

Balance, December 31, 2014	116,847	1,118,292	262,180	(31,555)	1,465,764
Net income	—	—	116,716	—	116,716
Other comprehensive loss	—	—	—	(3,242)	(3,242)
Acquisition of Founders Financial Corporation	3,402	47,224	—	—	50,626
Dividends - common stock	—	—	(55,552)	—	(55,552)
Common stock issued	29	362	—	—	391
Common stock repurchased	(6,399)	(82,296)	—	—	(88,695)
Stock based compensation expense	—	4,255	—	—	4,255
Stock activity under incentive compensation plans	418	74	415	—	907

Balance, December 31, 2015	114,297	1,087,911	323,759	(34,797)	1,491,170
Net income	—	—	134,264	—	134,264
Other comprehensive loss	—	—	—	(24,575)	(24,575)
Acquisition of Anchor BanCorp Wisconsin Inc.	20,415	253,150	—	—	273,565
Dividends - common stock	—	—	(67,536)	—	(67,536)
Common stock issued	32	356	—	—	388
Common stock repurchased	(154)	(1,890)	—	—	(2,044)
Stock based compensation expense	—	7,318	—	—	7,318
Stock activity under incentive compensation plans	569	1,493	(195)	—	1,867

Balance, December 31, 2016	$135,159	$1,348,338	$390,292	$(59,372)	$1,814,417

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014
Cash Flows From Operating Activities
Net income	$134,264	$116,716	$103,667

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	16,558	14,101	12,366
Amortization of other intangible assets	12,486	11,746	9,120
Net premium amortization on investment securities	18,633	18,609	15,430
Amortization of and net gains on termination of FDIC indemnification asset	(458)	9,034	43,162
Stock compensation expense	7,318	4,255	4,162
Provision for loan losses	960	2,923	3,097
Net securities gains	(5,848)	(5,718)	(9,830)
Impairment on available-for-sale securities	—	—	100
Recognition of deferred gain on sale leaseback transactions	(16,057)	(16,444)	(6,094)
Gain on sale of ONB Insurance Group, Inc.	(41,864)	—	—
Net gain on branch divestitures	—	(15,627)	—
Net gains on sales of loans and other assets	(4,741)	(5,232)	(3,546)
Increase in cash surrender value of company-owned life insurance	(8,479)	(8,604)	(6,924)
Residential real estate loans originated for sale	(637,639)	(350,846)	(148,946)
Proceeds from sale of residential real estate loans	578,653	362,157	147,566
Increase in interest receivable	(4,974)	(7,523)	(4,731)
Decrease in other real estate owned	11,301	4,538	7,049
Decrease in other assets	46,462	16,079	19,309
Increase (decrease) in accrued expenses and other liabilities	(24,524)	(26,408)	14,392

Total adjustments	(52,213)	7,040	95,682

Net cash flows provided by operating activities	82,051	123,756	199,349

Cash Flows From Investing Activities
Cash portion of bank purchase price, net of cash acquired	(62,532)	(37,098)	(3,050)
Proceeds from sale of ONB Insurance Group, Inc.	91,771	—	—
Payments related to branch divestitures	—	(333,095)	—
Purchases of investment securities available-for-sale	(1,625,746)	(832,419)	(568,993)
Purchases of investment securities held-to-maturity	—	(74,862)	(103,299)
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	(10,974)	(21,872)	(6,901)
Proceeds from maturities, prepayments, and calls of investment securities available-for-sale	1,177,130	764,649	468,764
Proceeds from sales of investment securities available-for-sale	243,312	343,486	214,912
Proceeds from maturities, prepayments, and calls of investment securities held-to-maturity	120,954	39,799	16,189
Proceeds from sales of investment securities held-to-maturity	—	855	—
Proceeds from sales of Federal Home Loan Bank/Federal Reserve Bank stock	—	8,711	7,507
Reimbursements under FDIC loss share agreements	10,000	3,548	26,342
Net principal collected from (loans made to) loan customers	(427,686)	(285,875)	(196,287)
Proceeds from settlements on company-owned life insurance	4,095	1,224	371
Proceeds from sale of premises and equipment and other assets	6,332	7,714	2,755
Purchases of premises and equipment and other assets	(224,659)	(85,661)	(20,473)

Net cash flows used in investing activities	(698,003)	(500,896)	(162,163)

Cash Flows From Financing Activities
Net increase (decrease) in:
Deposits	489,680	89,328	(304,510)
Federal funds purchased and interbank borrowings	(78,087)	95,903	69,665
Securities sold under agreements to repurchase	(23,489)	(31,205)	(10,006)
Payments for maturities on Federal Home Loan Bank advances	(594,541)	(229,109)	(211,101)
Payments for maturities on other borrowings	(67)	(63)	(58)
Proceeds from Federal Home Loan Bank advances	925,000	575,000	350,000
Proceeds from issuance of other borrowings	—	—	175,000
Cash dividends paid on common stock	(67,536)	(55,552)	(48,181)
Common stock repurchased	(2,044)	(88,695)	(25,830)
Proceeds from exercise of stock options, including tax benefit	2,349	997	749
Common stock issued	388	391	326

Net cash flows provided by (used in) financing activities	651,653	356,995	(3,946)

Net increase (decrease) in cash and cash equivalents	35,701	(20,145)	33,240
Cash and cash equivalents at beginning of period	219,818	239,963	206,723

Cash and cash equivalents at end of period	$255,519	$219,818	$239,963

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF OPERATIONS

Old National Bancorp, a financial holding company headquartered in Evansville, Indiana, operates primarily in Indiana, Kentucky, Michigan, and Wisconsin. Its principal subsidiary is Old National Bank. Through its bank and non-bank affiliates, Old National Bancorp provides to its clients an array of financial services including loan, deposit, wealth management, investment consulting, and investment products.

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

Trading Securities

Trading securities consist of mutual funds held in trusts associated with deferred compensation plans for former directors and executives. These mutual funds are recorded as trading securities at fair value. Gains and losses are included in net securities gains.

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

Goodwill and Other Intangible Assets

The excess of the cost of acquired entities over the fair value of identifiable assets acquired less liabilities assumed is recorded as goodwill. In accordance with FASB ASC 350 (SFAS No. 142, Goodwill and Other Intangible Assets), amortization of goodwill and indefinite-lived assets is not recorded. However, the recoverability of goodwill and other intangible assets are annually tested for impairment. Other intangible assets, including core deposits and customer business relationships, are amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years.

Company-Owned Life Insurance

Old National has purchased life insurance policies on certain key executives. Old National records company-owned life insurance at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Company-owned life insurance totaled $353.0 million at December 31, 2016 and $341.3 million at December 31, 2015.

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

Derivative Financial Instruments

As part of Old National’s overall interest rate risk management, Old National uses derivative instruments, including To Be Announced (“TBA”) forward agreements and interest rate swaps, caps, and floors. All derivative instruments are recognized on the balance sheet at their fair value in accordance with ASC 815, as amended. At the inception of the derivative contract, Old National will designate the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”). For derivatives that are designated and qualify as a fair value hedge, the change in value of the derivative, as well as the offsetting change in value of the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in fair values. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the change in value on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For all hedging relationships, changes in fair value of derivatives that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of the change. Similarly, the changes in the fair value of derivatives that do not qualify for hedge accounting under ASC Topic 815 are also reported currently in earnings, in noninterest income.

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

Foreclosed Assets

Other assets include real estate properties acquired as a result of foreclosure and repossessed personal property and are initially recorded at the fair value of the property less estimated cost to sell. Any excess recorded investment over the fair value of the property received is charged to the allowance for loan losses. Any subsequent write-downs are charged to expense, as are the costs of operating the properties. Foreclosed assets totaled $18.5 million at December 31, 2016 and $12.5 million at December 31, 2015.

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repuchase

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

Covered Assets, Loss Share Agreements, and Indemnification Asset

On July 29, 2011, Old National acquired the banking operations of Integra in an FDIC assisted transaction. As part of the purchase and assumption agreement, Old National and the FDIC entered into loss sharing agreements (each, a “loss sharing agreement” and collectively, the “loss sharing agreements”), whereby the FDIC would cover a substantial portion of any future losses on loans (and related unfunded commitments), OREO and up to 90 days of certain accrued interest on loans. The acquired loans and OREO subject to the loss sharing agreements are referred to collectively as “covered assets.” Old National entered into an agreement with the FDIC on June 22, 2016 to terminate its loss share agreements. As a result of the termination of the loss share agreements, the remaining covered assets that were covered by the loss share arrangements were reclassified to noncovered assets effective June 22, 2016. Prior to the termination of the loss share agreements, the FDIC would have reimbursed us for 80% of expenses and valuation write-downs related to covered assets up to $275.0 million, an amount which we never reached.

Loans were recorded at fair value in accordance with ASC Topic 805, Business Combinations. No allowance for loan losses related to the acquired loans was recorded on the acquisition date as the fair value of the loans acquired incorporated assumptions regarding credit risk. Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820, exclusive of the loss share agreements with the FDIC. These loans were aggregated into pools of loans based on common risk characteristics such as credit score, loan type, and date of origination. The fair value estimates associated with these pools of loans included estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest, and other cash flows.

Because the FDIC would have reimbursed us for losses incurred on certain acquired loans, an indemnification asset (FDIC loss share receivable) was recorded at fair value at the acquisition date. The indemnification asset was recognized at the same time as the indemnified loans, and measured on the same basis, subject to collectibility or contractual limitations. The loss share agreements on the acquisition date reflected the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflected counterparty credit risk and other uncertainties.

Net Income per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during each year. Diluted net income per share is computed as above and assumes the conversion of outstanding stock options and restricted stock.

The following table reconciles basic and diluted net income per share for the years ended December 31.

(dollars and shares in thousands,	Years Ended December 31,
except per share data)	2016	2015	2014
Basic Earnings Per Share
Net income	$134,264	$116,716	$103,667

Weighted average common shares outstanding	127,705	115,726	107,818

Basic Earnings Per Share	$1.05	$1.01	$0.96

Diluted Earnings Per Share
Net income	$134,264	$116,716	$103,667

Weighted average common shares outstanding	127,705	115,726	107,818
Effect of dilutive securities:
Restricted stock (1)	543	440	488
Stock options (2)	53	89	59

Weighted average shares outstanding	128,301	116,255	108,365

Diluted Earnings Per Share	$1.05	$1.00	$0.95

(1)	3 thousand shares of restricted stock were not included in the computation of net income per diluted share at December 31, 2016 because the effect would be antidilutive. There were no shares excluded at December 31, 2015 or 2014 because the effect would be antidilutive.
(2)	Options to purchase 0.5 million shares, 0.7 million shares, and 1.0 million shares outstanding at December 31, 2016, 2015, and 2014, respectively, were not included in the computation of net income per diluted share because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the normal course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. See Note 23 to the consolidated financial statements for further disclosure.

Statement of Cash Flows Data

For the purpose of presentation in the accompanying consolidated statement of cash flows, cash and cash equivalents are defined as cash, due from banks, federal funds sold and resell agreements, and money market investments, which have maturities less than 90 days. The following table summarizes the supplemental cash flow information for the years ended December 31:

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014
Cash payments:
Interest	$43,698	$32,712	$21,005
Income taxes (net of refunds)	23,636	14,824	18,820
Noncash Investing and Financing Activities:
Transfer of loans held for investment to loans held for sale	—	—	197,928
Transfer of premises and equipment to assets held for sale	4,620	9,070	3,042

The following table summarizes the common shares issued and resultant value of total shareholders’ equity associated with acquisitions for the years ended December 31:

(dollars and shares in thousands)	Shares of Common Stock	Total Shareholders’ Equity
2016
Acquisition of Anchor BanCorp Wisconsin Inc.	20,415	$273,565

2015
Acquisition of Founders Financial Corporation	3,402	$50,626

2014
Acquisition of Tower Financial Corporation	5,626	$78,727
Acquisition of United Bancorp	9,117	123,806
Acquisition of LSB Financial Corp.	3,557	51,758

Impact of Accounting Changes

FASB ASC 606 – In May 2014, the FASB issued an update (ASU No. 2014-09, Revenue from Contracts with Customers) creating FASB Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. We do not expect the new standard, or any of the amendments detailed below, to result in a material change from our current accounting for revenue because the majority of the Company’s financial instruments are not within the scope of Topic 606, but it will result in new disclosure requirements.

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

In December 2016, the FASB issued ASU No. 2016-20, Revenue from Contracts with Customers (Topic 606): Technical Corrections and Improvements. The FASB board decided to issue a separate update for technical corrections and improvements to Topic 606 and other Topics amended by ASU No. 2014-09 to increase awareness of the proposals and to expedite improvements to ASU No. 2014-09. The amendment affects narrow aspects of the guidance issued in ASU No. 2014-09.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting. The amendments are intended to improve the accounting for employee shared-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The amendments in this update became effective on January 1, 2017 and did not have a material impact on the consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles: Goodwill and Other: Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, the income tax effects of tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the qualitative impairment test is necessary. The amendments should be applied on a prospective basis. The nature of and reason for the change in accounting principle should be disclosed upon transition. The amendments in this update should be adopted for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted on testing dates after January 1, 2017. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

FASB ASC 944 – In May 2015, the FASB issued an update (ASU No. 2015-09, Disclosures about Short-Duration Contracts). This update applies to all insurance entities that issue short-duration contracts as defined in Topic 944, Financial Services – Insurance. The amendment requires insurance entities to disclose for annual reporting periods information about the liability for unpaid claims and claim adjustment expenses, and information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements. Additionally, the amendments require insurance entities to disclose for annual and interim reporting periods a roll-forward of the liability for unpaid claims and claim adjustment expenses. The amendments in this update became effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016, and did not have a material impact on the consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update provide a more robust framework to use in determining when a set of assets and activities is a business. Because the current definition of a business is interpreted broadly and can be difficult to apply, stakeholders indicated that analyzing transactions is inefficient and costly and that the definition does not permit the use of reasonable judgment. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

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

FASB ASC 842 – In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. Based on leases outstanding as of December 31, 2016, we do not expect the new standard to have a material impact on our income statement, but anticipate an $80 million to $100 million increase in our assets and liabilities. Decisions to repurchase, modify or renew leases prior to the implementation date will impact this level of materiality.

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

FASB ASC 815 – In March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The amendments apply to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as a hedging instrument. The amendments clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments in this update became effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, and did not have a material impact on the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. Topic 815, Derivatives and Hedging, requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met. One of those criteria is that the economic characteristics and risks of the embedded derivatives are not clearly and closely related to the economic characteristics and risks of the host contract. The amendments clarify what steps are required when assessing “clearly and closely related”. The amendments in this update became effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, and did not have a material impact on the consolidated financial statements.

FASB ASC 323 – In March 2016, the FASB issued ASU No. 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The amendments affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments also require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments in this update became effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, and did not have a material impact on the consolidated financial statements.

FASB ASC 326 – In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The main objective of this amendment is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendment requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to enhance their credit loss estimates. The amendment requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. Early adoption will be permitted beginning after December 15, 2018. We have formed a cross functional committee that is assessing our data and system needs and are evaluating the impact of adopting the new guidance. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

FASB ASC 230 – In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flow. In November 2016, the FASB issued ASU No. 2016-18, which gave clarification on how restricted cash was to be presented in the cash flow statement. The Company elected to adopt these updates as of December 31, 2016, and there was no material impact on the consolidated financial statements.

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

FASB ASC 810 – In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties that are under Common Control. This update amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE and, therefore, consolidates the VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. The amendments in this update became effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, and did not have a material impact on the consolidated financial statements.

NOTE 2 – ACQUISITION AND DIVESTITURE ACTIVITY

Acquisitions

Tower Financial Corporation

On September 10, 2013, Old National announced that it had entered into an agreement to acquire Tower Financial Corporation (“Tower”) through a stock and cash merger. The acquisition contemplated by this agreement was completed effective April 25, 2014 (the “Closing Date”). Tower was an Indiana bank holding company with Tower Bank & Trust Company as its wholly-owned subsidiary. Headquartered in Fort Wayne, Indiana, Tower operated seven banking centers and had approximately $556 million in trust assets under management on the Closing Date. The merger strengthened Old National’s position as one of the largest deposit holders in Indiana and Old National achieved cost savings by integrating the two companies and combining accounting, data processing, retail and lending support, and other administrative functions after the merger, which enabled Old National to achieve economies of scale in these areas.

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

As of December 31, 2014, the Company finalized its valuation of all assets and liabilities acquired, resulting in no material change to purchase accounting adjustments. A summary of the final purchase price allocation is as follows (in thousands):

Cash and cash equivalents	$56,345
Investment securities	140,567
Federal Home Loan Bank stock	2,192
Loans held for sale	474
Loans	371,054
Premises and equipment	8,516
Accrued interest receivable	2,371
Other real estate owned	473
Company-owned life insurance	21,281
Other assets	15,200
Deposits	(527,995)
Securities sold under agreements to repurchase	(18,898)
Federal Home Loan Bank advances	(5,500)
Other borrowings	(15,613)
Accrued expenses and other liabilities	(4,681)

Net tangible assets acquired	45,786
Definite-lived intangible assets acquired	8,382
Goodwill	56,203

Purchase price	$110,371

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

United Bancorp, Inc.

On January 8, 2014, Old National announced that it had entered into an agreement to acquire United Bancorp, Inc. (“United”) through a stock and cash merger. The acquisition contemplated by this agreement was completed effective July 31, 2014 (the “Closing Date”). United was a Michigan bank holding company with United Bank &

Trust as its wholly-owned subsidiary. Headquartered in Ann Arbor, Michigan, United operated eighteen banking centers and had approximately $688 million in trust assets under management as of June 30, 2014. The merger doubled Old National’s presence in Michigan to 36 total branches and Old National achieved cost savings by integrating the two companies and combining accounting, data processing, retail and lending support, and other administrative functions after the merger, which enabled Old National to achieve economies of scale in these areas.

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

As of July 31, 2015, the Company finalized its valuation of all assets and liabilities acquired, resulting in no material change to purchase accounting adjustments. A summary of the final purchase price allocation is as follows (in thousands):

Cash and cash equivalents	$16,447
Investment securities	154,885
Federal Home Loan Bank stock	2,880
Loans held for sale	1,073
Loans	632,016
Premises and equipment	7,741
Accrued interest receivable	2,614
Other real estate owned	1,676
Company-owned life insurance	14,857
Other assets	16,822
Deposits	(763,681)
Federal funds purchased	(10,420)
Federal Home Loan Bank advances	(12,515)
Accrued expenses and other liabilities	(8,337)

Net tangible assets acquired	56,058
Definite-lived intangible assets acquired	10,763
Loan servicing rights	8,983
Goodwill	81,952

Purchase price	$157,756

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

LSB Financial Corp.

On June 3, 2014, Old National announced that it had entered into an agreement to acquire LSB Financial Corp. (“LSB”) through a stock and cash merger. The acquisition was completed effective November 1, 2014 (the “Closing Date”). LSB was a savings and loan holding company with Lafayette Savings Bank as its wholly-owned subsidiary. LSB was the largest bank headquartered in Lafayette, Indiana and operated five full-service banking centers. The merger strengthened Old National’s position as one of the largest deposit holders in Indiana and Old National achieved cost savings by integrating the two companies and combining accounting, data processing, retail and lending support, and other administrative functions after the merger, which enabled Old National to achieve economies of scale in these areas.

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

As of September 30, 2015, the Company finalized its valuation of all assets and liabilities acquired, resulting in no material change to purchase accounting adjustments. A summary of the final purchase price allocation is as follows (in thousands):

Cash and cash equivalents	$7,589
Investment securities	63,684
Federal Home Loan Bank stock	3,185
Loans held for sale	1,035
Loans	235,377
Premises and equipment	6,492
Accrued interest receivable	1,044
Other real estate owned	30
Company-owned life insurance	7,438
Other assets	11,490
Deposits	(292,068)
Federal Home Loan Bank advances	(15,203)
Accrued expenses and other liabilities	(4,582)

Net tangible assets acquired	25,511
Definite-lived intangible assets acquired	2,618
Loan servicing rights	990
Goodwill	40,476

Purchase price	$69,595

The portion of the purchase price allocated to goodwill will not be deductible for tax purposes.

The estimated fair value of the core deposit intangible is $2.6 million and will be amortized over an estimated useful life of 7 years.

Acquired loan data for LSB can be found in the table below:

(in thousands)	Fair Value of Acquired Loans at Acquisition Date	Gross Contractual Amounts Receivable at Acquisition Date	Best Estimate at Acquisition Date of Contractual Cash Flows Not Expected to be Collected
Acquired receivables subject to ASC 310-30	$11,986	$24,493	$9,903
Acquired receivables not subject to ASC 310-30	$223,391	$340,832	$57,884

Founders Financial Corporation

On July 28, 2014, Old National announced that it had entered into an agreement to acquire Grand Rapids, Michigan-based Founders Financial Corporation (“Founders”) through a stock and cash merger. The acquisition was completed effective January 1, 2015 (the “Closing Date”). Founders was a bank holding company with Founders Bank & Trust as its wholly-owned subsidiary and operated four full-service banking centers in Kent County. Old National achieved cost savings by integrating the two companies and combining accounting, data processing, retail and lending support, and other administrative functions after the merger, which enabled Old National to achieve economies of scale in these areas.

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

As of December 31, 2015, the Company finalized its valuation of all assets and liabilities acquired, resulting in no material change to purchase accounting adjustments. A summary of the final purchase price allocation is as follows (in thousands):

Cash and cash equivalents	$3,978
Investment securities	75,383
Federal Home Loan Bank stock	1,810
Loans held for sale	3,473
Loans	339,569
Premises and equipment	3,604
Accrued interest receivable	1,260
Other real estate owned	674
Company-owned life insurance	8,297
Other assets	8,804
Deposits	(376,656)
Securities sold under agreements to repurchase	(12,492)
Federal Home Loan Bank advances	(26,888)
Accrued expenses and other liabilities	(1,307)

Net tangible assets acquired	29,509
Definite-lived intangible assets acquired	5,515
Loan servicing rights	664
Goodwill	56,014

Purchase price	$91,702

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

Pursuant to the merger agreement, shareholders of Anchor could elect to receive either 3.5505 shares of Old National common stock or $48.50 in cash for each share of Anchor they held, subject to a maximum of 40% of the purchase price in cash. The total purchase price for Anchor was $459.8 million, consisting of $186.2 million of cash and the issuance of 20.4 million shares of Old National Common Stock valued at $273.6 million. This acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. Through December 31, 2016, transaction and integration costs of $15.9 million associated with the acquisition have been expensed and remaining integration costs will be expensed in future periods as incurred.

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

Cash and cash equivalents	$123,657
Investment securities	235,240
Federal Home Loan Bank stock	4,596
Loans held for sale	9,334
Loans	1,637,806
Premises and equipment	35,721
Accrued interest receivable	7,308
Other real estate owned	17,349
Company-owned life insurance	7,278
Other assets	126,210
Deposits	(1,852,713)
Securities sold under agreements to repurchase	(3,132)
Other borrowings	(123)
Accrued expenses and other liabilities	(36,957)

Net tangible assets acquired	311,574
Definite-lived intangible assets acquired	21,559
Loan servicing rights	15,274
Goodwill	111,347

Purchase price	$459,754

Prior to the end of the one year measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation in the reporting period in which the adjustment amounts are determined.

The portion of the purchase price allocated to goodwill will not be deductible for tax purposes.

The estimated fair value of the core deposit intangible is $21.6 million and will be amortized over an estimated useful life of 7 years.

Acquired loan data for Anchor can be found in the table below:

(in thousands)	Fair Value of Acquired Loans at Acquisition Date	Gross Contractual Amounts Receivable at Acquisition Date	Best Estimate at Acquisition Date of Contractual Cash Flows Not Expected to be Collected
Acquired receivables subject to ASC 310-30	$20,174	$29,544	$6,153
Acquired receivables not subject to ASC 310-30	$1,617,632	$2,143,532	$274,155

Summary of Unaudited Pro-Forma Information

The unaudited pro-forma information below for 2016 and 2015 gives effect to the Anchor acquisition as if it had occurred on January 1, 2015. The pro-forma financial information is not necessarily indicative of the results of operations if the acquisition had been effective as of this date.

(dollars in thousands)	2016	2015
Revenue (1)	$701,303	$700,500
Income before income taxes	$241,068	$195,347

(1)	Net interest income plus noninterest income.

Supplemental pro-forma earnings for 2016 were adjusted to exclude $15.9 million of acquisition-related costs incurred during 2016. Supplemental pro-forma earnings for 2015 were adjusted to include these charges.

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

On May 8, 2015, the Company issued cash consideration of $0.1 million to purchase a book of business. The acquisition terms called for further cash consideration of approximately $0.1 million if certain operating targets were met. The fair value of these payments was booked at acquisition and added $0.2 million of customer business relationships intangibles. The customer business relationship intangibles were originally scheduled to be amortized using an accelerated method over an estimated useful life of 10 years.

Divestitures

On August 14, 2015, the Company divested its southern Illinois region (twelve branches) along with four branches in eastern Indiana and one in Ohio. At closing, the purchasers assumed loans of $193.6 million and deposits of $555.8 million. The Company recorded a net pre-tax gain of $15.6 million in connection with the divestitures, which included a deposit premium of $19.3 million, goodwill allocation of $3.8 million, and $0.9 million of other transaction expenses.

In addition, the Company consolidated 23 branches throughout the Old National franchise during 2015 based on an ongoing assessment of our service and delivery network and on our goal to continue to move our franchise into stronger growth markets.

On May 31, 2016 the Company sold its insurance operations, ONB Insurance Group, Inc. (“ONI”). The Company received approximately $91.8 million in cash resulting in a pre-tax gain of $41.9 million and an after-tax gain of $17.6 million. See Note 17 to the consolidated financial statements for further details on the income tax impact of this sale. Goodwill and intangible assets of approximately $47.5 million were eliminated as part of this transaction. ONI was an ancillary business and did not meet the criteria to be treated as a discontinued operation as defined in Accounting Standards Update 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”.

Based on an ongoing assessment of our service and delivery network, the Company consolidated five branches during 2016 and an additional fifteen in January 2017.

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes within each classification of accumulated other comprehensive income (loss) (“AOCI”) net of tax for the years ended December 31, 2016, 2015, and 2014:

(dollars in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Total
2016
Balance at January 1, 2016	$(3,806)	$(14,480)	$(9,276)	$(7,235)	$(34,797)
Other comprehensive income (loss) before reclassifications	(31,513)	—	(1,440)	—	(32,953)
Amounts reclassified from accumulated other comprehensive income (loss) (a)	(3,693)	1,170	4,001	6,900	8,378

Net other comprehensive income (loss)	(35,206)	1,170	2,561	6,900	(24,575)

Balance at December 31, 2016	$(39,012)	$(13,310)	$(6,715)	$(335)	$(59,372)

2015
Balance at January 1, 2015	$(748)	$(15,776)	$(5,935)	$(9,096)	$(31,555)
Other comprehensive income (loss) before reclassifications	554	—	(5,027)	—	(4,473)
Amounts reclassified from accumulated other comprehensive income (loss) (a)	(3,612)	1,296	1,686	1,861	1,231

Net other comprehensive income (loss)	(3,058)	1,296	(3,341)	1,861	(3,242)

Balance at December 31, 2015	$(3,806)	$(14,480)	$(9,276)	$(7,235)	$(34,797)

2014
Balance at January 1, 2014	$(21,108)	$(16,767)	$(190)	$(6,401)	$(44,466)
Other comprehensive income (loss) before reclassifications	26,391	—	(5,899)	—	20,492
Amounts reclassified from accumulated other comprehensive income (loss) (a)	(6,031)	991	154	(2,695)	(7,581)

Net other comprehensive income (loss)	20,360	991	(5,745)	(2,695)	12,911

Balance at December 31, 2014	$(748)	$(15,776)	$(5,935)	$(9,096)	$(31,555)

(a)	See table below for details about reclassifications.

The following tables summarize the significant amounts reclassified out of each component of AOCI for the years ended December 31, 2016, 2015, and 2014:

Details about AOCI Components	Amount Reclassified from AOCI			Affected Line Item in the Statement of Income
	Years Ended December 31,
(dollars in thousands)	2016	2015	2014
Unrealized gains and losses on available-for-sale securities	$5,848	$5,718	$9,830	Net securities gains
	—	—	(100)	Impairment losses

	5,848	5,718	9,730	Income before income taxes
	(2,155)	(2,106)	(3,699)	Income tax (expense) benefit

	$3,693	$3,612	$6,031	Net income

Unrealized gains and losses on held-to-maturity securities	$(1,776)	$(1,692)	$(1,437)	Interest income/(expense)
	606	396	446	Income tax (expense) benefit

	$(1,170)	$(1,296)	$(991)	Net income

Gains and losses on cash flow hedges
Interest rate contracts	$(6,453)	$(2,719)	$(248)	Interest income/(expense)
	2,452	1,033	94	Income tax (expense) benefit

	$(4,001)	$(1,686)	$(154)	Net income

Amortization of defined benefit pension items
Actuarial gains/(losses) and settlement cost	$(11,203)	$(3,002)	$4,333	Salaries and employee benefits
	4,303	1,141	(1,638)	Income tax (expense) benefit

	$(6,900)	$(1,861)	$2,695	Net income

Total reclassifications for the period	$(8,378)	$(1,231)	$7,581	Net income

NOTE 4 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at December 31 and the corresponding amounts of unrealized gains and losses therein:

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
2016
Available-for-Sale
U.S. Treasury	$6,963	$140	$—	$7,103
U.S. government-sponsored entities and agencies	506,234	113	(12,391)	493,956
Mortgage-backed securities - Agency	1,551,465	6,923	(33,369)	1,525,019
States and political subdivisions	446,003	4,183	(13,502)	436,684
Pooled trust preferred securities	17,011	—	(8,892)	8,119
Other securities	331,001	1,074	(5,782)	326,293

Total available-for-sale securities	$2,858,677	$12,433	$(73,936)	$2,797,174

Held-to-Maturity
U.S. government-sponsored entities and agencies	$40,131	$427	$—	$40,558
Mortgage-backed securities - Agency	10,640	300	—	10,940
States and political subdivisions	694,319	38,915	(560)	732,674

Total held-to-maturity securities	$745,090	$39,642	$(560)	$784,172

2015
Available-for-Sale
U.S. Treasury	$11,968	$190	$(8)	$12,150
U.S. government-sponsored entities and agencies	615,578	1,495	(3,523)	613,550
Mortgage-backed securities - Agency	1,065,936	10,970	(10,545)	1,066,361
States and political subdivisions	375,671	11,960	(335)	387,296
Pooled trust preferred securities	17,320	—	(9,420)	7,900
Other securities	337,590	1,151	(7,777)	330,964

Total available-for-sale securities	$2,424,063	$25,766	$(31,608)	$2,418,221

Held-to-Maturity
U.S. government-sponsored entities and agencies	$142,864	$2,899	$—	$145,763
Mortgage-backed securities - Agency	16,042	562	—	16,604
States and political subdivisions	713,205	53,848	(3)	767,050

Total held-to-maturity securities	$872,111	$57,309	$(3)	$929,417

Proceeds from sales or calls of available-for-sale investment securities, the resulting realized gains and realized losses, and other securities gains or losses were as follows for the years ended December 31:

(dollars in thousands)	2016	2015	2014
Proceeds from sales of available-for-sale securities	$243,312	$343,486	$214,912
Proceeds from calls of available-for-sale securities	635,624	404,277	123,141

Total	$878,936	$747,763	$338,053

Realized gains on sales of available-for-sale securities	$5,423	$5,640	$9,938
Realized gains on calls of available-for-sale securities	922	605	154
Realized losses on sales of available-for-sale securities	(450)	(518)	(128)
Realized losses on calls of available-for-sale securities	(147)	(15)	(471)
Other securities gains (1)	100	6	337

Net securities gains	$5,848	$5,718	$9,830

(1)	Other securities gains includes net realized gains or losses associated with trading securities and mutual funds.

During 2015, the Company sold a municipal bond that was classified as held-to-maturity due to credit deterioration. Proceeds from the sale were $0.8 million and resulted in a gain of $52 thousand.

Investment securities with a carrying value of $1.4 billion were pledged to secure public and other funds at December 31, 2016 and December 31, 2015.

Trading securities, which consist of mutual funds held in trusts associated with deferred compensation plans for former directors and executives, are recorded at fair value and totaled $5.0 million at December 31, 2016 and $3.9 million at December 31, 2015.

At December 31, 2016, Old National had a concentration of investment securities issued by certain states and their political subdivisions with the following aggregate market values: $369.4 million by Indiana, which represented 20.4% of shareholders’ equity, and $198.2 million by Texas, which represented 10.9% of shareholders’ equity. Of the Indiana municipal bonds, 97% are rated “A” or better, and the remaining 3% generally represent non-rated local interest bonds where Old National has a market presence. All of the Texas municipal bonds are rated “AA” or better, and the majority of issues are backed by the “AAA” rated State of Texas Permanent School Fund Guarantee Program.

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

	At December 31, 2016
(dollars in thousands) Maturity	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale
Within one year	$37,370	$37,431	1.72%
One to five years	320,815	318,852	2.18
Five to ten years	329,607	329,892	2.85
Beyond ten years	2,170,885	2,110,999	2.43

Total	$2,858,677	$2,797,174	2.44%

Held-to-Maturity
Within one year	$10,796	$10,906	4.02%
One to five years	74,451	77,228	4.71
Five to ten years	129,452	135,004	4.86
Beyond ten years	530,391	561,034	5.58

Total	$745,090	$784,172	5.35%

The following table summarizes the investment securities with unrealized losses at December 31 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2016
Available-for-Sale
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government-sponsored entities and agencies	432,192	(12,391)	—	—	432,192	(12,391)
Mortgage-backed securities - Agency	1,177,093	(30,295)	57,636	(3,074)	1,234,729	(33,369)
States and political subdivisions	286,351	(13,247)	4,919	(255)	291,270	(13,502)
Pooled trust preferred securities	—	—	8,119	(8,892)	8,119	(8,892)
Other securities	121,498	(2,734)	126,539	(3,048)	248,037	(5,782)

Total available-for-sale	$2,017,134	$(58,667)	$197,213	$(15,269)	$2,214,347	$(73,936)

Held-to-Maturity
States and political subdivisions	$59,481	$(560)	$—	$—	$59,481	$(560)

Total held-to-maturity	$59,481	$(560)	$—	$—	$59,481	$(560)

2015
Available-for-Sale
U.S. Treasury	$6,505	$(8)	$—	$—	$6,505	$(8)
U.S. government-sponsored entities and agencies	160,751	(1,492)	122,581	(2,031)	283,332	(3,523)
Mortgage-backed securities - Agency	256,359	(3,444)	239,047	(7,101)	495,406	(10,545)
States and political subdivisions	38,373	(161)	5,137	(174)	43,510	(335)
Pooled trust preferred securities	—	—	7,900	(9,420)	7,900	(9,420)
Other securities	156,604	(2,717)	126,661	(5,060)	283,265	(7,777)

Total available-for-sale	$618,592	$(7,822)	$501,326	$(23,786)	$1,119,918	$(31,608)

Held-to-Maturity
States and political subdivisions	$2,026	$(3)	$—	$—	$2,026	$(3)

Total held-to-maturity	$2,026	$(3)	$—	$—	$2,026	$(3)

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

We did not record other-than-temporary impairments in 2016 or 2015. Other-than-temporary impairments totaled $100 thousand in 2014.

As of December 31, 2016, Old National’s securities portfolio consisted of 1,715 securities, 507 of which were in an unrealized loss position. The unrealized losses attributable to our U.S. government-sponsored entities and agencies, agency mortgage-backed securities, states and political subdivisions, and other securities are the result of fluctuations in interest rates. Our pooled trust preferred securities are discussed below.

Pooled Trust Preferred Securities

At December 31, 2016, our securities portfolio contained three pooled trust preferred securities with a fair value of $8.1 million and unrealized losses of $8.9 million. One of the pooled trust preferred securities in our portfolio falls within the scope of FASB ASC 325-10 (EITF 99-20) and has a fair value of $0.3 million with an unrealized loss of $2.9 million at December 31, 2016. This security was rated A3 at inception, but is rated D at December 31, 2016. The issuers in this security are banks. We use the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine whether an adverse change in cash flows has occurred during the quarter. The OTTI model considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and a limited number of recoveries on current or projected interest payment deferrals. In addition, we use the model to “stress” this CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Old National’s note class. For the years ended December 31, 2016 and 2015, our model indicated no other-than-temporary impairment losses on this security. At December 31, 2016, we have no intent to sell any securities that are in an unrealized loss position nor is it expected that we would be required to sell any securities.

Two of our pooled trust preferred securities with a fair value of $7.8 million and unrealized losses of $6.0 million at December 31, 2016 are not subject to FASB ASC 325-10. These securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. For the years ended December 31, 2016 and 2015, our analysis indicated no other-than-temporary impairment on these securities.

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

Trust preferred securities December 31, 2016 (dollars in thousands)	Class	Lowest Credit Rating (1)	Amortized Cost	Fair Value	Unrealized Gain/ (Loss)	Realized Losses 2016	# of Issuers Currently Performing/ Remaining	Actual Deferrals and Defaults as a % of Original Collateral	Expected Defaults as a % of Remaining Performing Collateral	Excess Subordination as a % of Current Performing Collateral
Pooled trust preferred securities:
Reg Div Funding 2004	B-2	D	$3,111	$251	$(2,860)	$—	21/38	34.7%	8.4%	0.0%
Pretsl XXVII LTD	B	B	4,422	2,333	(2,089)	—	35/44	16.7%	12.2%	32.3%
Trapeza Ser 13A	A2A	BBB	9,478	5,535	(3,943)	—	50/55	4.5%	8.3%	49.7%

			17,011	8,119	(8,892)	—

Single Issuer trust preferred securities:
Fleet Cap Tr V (BOA)		BB+	3,397	3,045	(352)	—
JP Morgan Chase Cap XIII		BBB-	4,767	4,369	(398)	—
NB-Global		BB+	786	905	119	—
Chase Cap II		BBB-	822	891	69	—

			9,772	9,210	(562)	—
Total			$26,783	$17,329	$(9,454)	$—

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

NOTE 5 – LOANS HELD FOR SALE

Mortgage loans held for immediate sale in the secondary market were $90.7 million at December 31, 2016, compared to $13.8 million at December 31, 2015. Residential loans that Old National has originated with the intent to sell are recorded at fair value in accordance with FASB ASC 825-10 (SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities). Beginning with the inception of an in-house servicing unit in the third quarter of 2014, conventional mortgage production is sold on a servicing retained basis. Certain loans, such as government guaranteed mortgage loans are sold on servicing released basis.

During the fourth quarter of 2014, $197.9 million of loans were reclassified to loans held for sale at the lower of cost or fair value. When the branch divestitures closed during the third quarter of 2015, these loans were valued at $193.6 million, resulting in a gain of $0.1 million. At December 31, 2016, there were no loans held for sale under this arrangement.

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

The composition of loans at December 31 by lending classification was as follows:

(dollars in thousands)	2016	2015
Commercial (1)	$1,917,099	$1,804,615
Commercial real estate:
Construction	199,509	185,449
Other	2,931,344	1,662,372
Residential real estate	2,087,530	1,644,614
Consumer credit:
Home equity	476,439	359,954
Auto	1,167,737	1,050,336
Other	230,854	133,478
Covered loans	—	107,587

Total loans	9,010,512	6,948,405
Allowance for loan losses	(49,808)	(51,296)
Allowance for loan losses - covered loans	—	(937)

Net loans	$8,960,704	$6,896,172

(1)	Includes direct finance leases of $10.8 million at December 31, 2016 and $14.4 million at December 31, 2015.

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

The acquisition of Anchor on May 1, 2016 added $926.2 million of commercial real estate loans to our portfolio. At 189%, Old National Bank’s commercial real estate loans as a percentage of its risk-based capital remained well below the regulatory guideline limit of 300% at December 31, 2016.

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

Consumer

Home equity loans are typically secured by a subordinate interest in 1-4 family residences, and consumer loans are secured by consumer assets such as automobiles or recreational vehicles. We assumed student loans in the acquisition of Anchor in May 2016. As of December 31, 2016, student loans totaled $77.1 million and are guaranteed by the government from 97% to 100%. Some consumer loans are unsecured such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in residential property or other collateral values. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

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

Activity in related party loans during 2016 is presented in the following table:

(dollars in thousands)	2016
Balance at January 1,	$8,145
New loans	5,813
Repayments	(5,464)

Balance at December 31,	$8,494

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

Old National’s activity in the allowance for loan losses for the years ended December 31, 2016, 2015, and 2014 was as follows:

(dollars in thousands)	Commercial	Commercial Real Estate	Residential	Consumer	Unallocated	Total
2016
Allowance for loan losses:
Beginning balance	$26,347	$15,993	$2,051	$7,842	$—	$52,233
Charge-offs	(5,047)	(2,632)	(800)	(6,131)	—	(14,610)
Recoveries	3,102	4,763	174	3,186	—	11,225
Provision	(2,921)	49	218	3,614	—	960

Ending balance	$21,481	$18,173	$1,643	$8,511	$—	$49,808

2015
Allowance for loan losses:
Beginning balance	$20,670	$17,348	$2,962	$6,869	$—	$47,849
Charge-offs	(3,513)	(1,921)	(1,039)	(6,404)	—	(12,877)
Recoveries	5,218	4,685	354	4,081	—	14,338
Provision	3,972	(4,119)	(226)	3,296	—	2,923

Ending balance	$26,347	$15,993	$2,051	$7,842	$—	$52,233

2014
Allowance for loan losses:
Beginning balance	$16,565	$22,401	$3,239	$4,940	$—	$47,145
Charge-offs	(3,535)	(3,647)	(793)	(4,675)	—	(12,650)
Recoveries	3,125	3,871	205	3,056	—	10,257
Provision	4,515	(5,277)	311	3,548	—	3,097

Ending balance	$20,670	$17,348	$2,962	$6,869	$—	$47,849

The following table provides Old National’s recorded investment in financing receivables by portfolio segment at December 31, 2016 and 2015 and other information regarding the allowance:

(dollars in thousands)	Commercial	Commercial Real Estate	Residential	Consumer	Unallocated	Total
December 31, 2016
Allowance for loan losses:
Individually evaluated for impairment	$4,561	$3,437	$—	$—	$—	$7,998
Collectively evaluated for impairment	16,838	14,717	1,643	8,334	—	41,532
Loans acquired with deteriorated credit quality	82	19	—	177	—	278

Total allowance for loan losses	$21,481	$18,173	$1,643	$8,511	$—	$49,808

Loans and leases outstanding:
Individually evaluated for impairment	$45,960	$57,230	$—	$—	$—	$103,190
Collectively evaluated for impairment	1,870,289	3,040,849	2,073,950	1,866,815	—	8,851,903
Loans acquired with deteriorated credit quality	850	32,774	13,580	8,215	—	55,419

Total loans and leases outstanding	$1,917,099	$3,130,853	$2,087,530	$1,875,030	$—	$9,010,512

December 31, 2015
Allowance for loan losses:
Individually evaluated for impairment	$7,467	$4,021	$—	$—	$—	$11,488
Collectively evaluated for impairment	18,295	11,439	2,038	7,614	—	39,386
Loans acquired with deteriorated credit quality	247	533	13	70	—	863
Covered loans acquired with deteriorated credit quality	338	—	—	158	—	496

Total allowance for loan losses	$26,347	$15,993	$2,051	$7,842	$—	$52,233

Loans and leases outstanding:
Individually evaluated for impairment	$60,959	$41,987	$—	$—	$—	$102,946
Collectively evaluated for impairment	1,750,397	1,779,062	1,644,631	1,590,288	—	6,764,378
Loans acquired with deteriorated credit quality	691	28,499	127	3,925	—	33,242
Covered loans acquired with deteriorated credit quality	2,893	19,424	16,577	8,945	—	47,839

Total loans and leases outstanding	$1,814,940	$1,868,972	$1,661,335	$1,603,158	$—	$6,948,405

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

Pass rated loans are those loans that are other than criticized, classified – substandard, classified – nonaccrual, or classified – doubtful.

As of December 31, 2016 and 2015, the risk category of commercial and commercial real estate loans by class of loans was as follows:

(dollars in thousands) Corporate Credit Exposure Credit Risk Profile by Internally Assigned Grade	Commercial		Commercial Real Estate - Construction		Commercial Real Estate - Other
	2016	2015 (1)	2016	2015 (1)	2016	2015 (1)
Grade:
Pass	$1,750,923	$1,672,672	$194,875	$182,701	$2,822,340	$1,508,309
Criticized	45,614	55,570	229	3,300	49,619	75,477
Classified - substandard	63,978	24,723	1,636	1,857	18,128	49,091
Classified - nonaccrual	53,062	58,469	2,769	830	32,234	39,521
Classified - doubtful	3,522	3,506	—	—	9,023	7,886

Total	$1,917,099	$1,814,940	$199,509	$188,688	$2,931,344	$1,680,284

(1)	Includes loans previously covered by loss share agreements with the FDIC.

Commercial loans as of December 31, 2016 in the table above include loans attributable to the acquisition of Anchor totaling $0.3 million in the criticized category and $0.7 million in the classified – nonaccrual category. There were no construction commercial real estate loans in the criticized or classified categories attributable to the acquisition of Anchor as of December 31, 2016. Other commercial real estate as of December 31, 2016 in the table above includes loans attributable to the acquisition of Anchor totaling $8.0 million in the criticized category, $3.6 million in the classified – substandard category, $19.9 million in the classified – nonaccrual category, and $0.7 million in the classified – doubtful category.

Old National considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, Old National also evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of December 31, 2016 and 2015:

(dollars in thousands)		Consumer
	Residential	Home Equity	Auto	Other
2016
Performing	$2,069,856	$472,008	$1,166,114	$223,786
Nonperforming	17,674	4,431	1,623	7,068

Total	$2,087,530	$476,439	$1,167,737	$230,854

2015 (1)
Performing	$1,645,293	$410,243	$1,048,763	$138,031
Nonperforming	16,042	3,051	1,573	1,497

Total	$1,661,335	$413,294	$1,050,336	$139,528

(1)	Includes loans previously covered by loss share agreements with the FDIC.

Other consumer loans as of December 31, 2016 in the table above includes loans attributable to the acquisition of Anchor totaling $5.8 million in the nonperforming category, the majority of which are student loans that are guaranteed by the government from 97% to 100%.

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

The following table shows Old National’s impaired loans as of December 31, 2016 and 2015, respectively. Only purchased loans that have experienced subsequent impairment since the date acquired are included in the table below.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2016
With no related allowance recorded:
Commercial	$29,001	$29,634	$—
Commercial Real Estate - Other	30,585	32,413	—
Residential	1,610	1,631	—
Consumer	827	946	—
With an allowance recorded:
Commercial	16,959	17,283	4,561
Commercial Real Estate - Construction	467	467	107
Commercial Real Estate - Other	26,178	26,710	3,330
Residential	1,081	1,081	54
Consumer	1,924	1,924	96

Total	$108,632	$112,089	$8,148

December 31, 2015 (1)
With no related allowance recorded:
Commercial	$40,414	$41,212	$—
Commercial Real Estate - Other	26,998	30,264	—
Residential	1,383	1,422	—
Consumer	1,201	1,305	—
With an allowance recorded:
Commercial	16,377	16,483	7,111
Commercial Real Estate - Construction	237	237	6
Commercial Real Estate - Other	14,752	14,802	4,015
Residential	985	985	49
Consumer	2,525	2,525	126

Total	$104,872	$109,235	$11,307

(1)	Does not include $4.2 million of loans that were previously covered by loss share agreements with the FDIC.

The average balance of impaired loans for the years ended December 31, 2016 and 2015 are included in the table below.

(dollars in thousands)	2016	2015 (1)
Average Recorded Investment
With no related allowance recorded:
Commercial	$34,708	$33,678
Commercial Real Estate - Construction	—	1,085
Commercial Real Estate - Other	28,793	28,637
Residential	1,355	985
Consumer	855	943
With an allowance recorded:
Commercial	16,669	11,924
Commercial Real Estate - Construction	352	168
Commercial Real Estate - Other	20,465	14,593
Residential	1,074	1,230
Consumer	2,367	2,034

Total	$106,638	$95,277

(1)	Does not include $4.2 million of loans that were previously covered by loss share agreements with the FDIC.

The Company does not record interest on nonaccrual loans until principal is recovered. Interest income recognized on impaired loans during 2016 and 2015 was immaterial.

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

Old National’s past due financing receivables as of December 31 were as follows:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Recorded Investment > 90 Days and Accruing	Nonaccrual	Total Past Due	Current
December 31, 2016
Commercial	$847	$279	$23	$56,585	$57,734	$1,859,365
Commercial Real Estate:
Construction	—	—	—	2,769	2,769	196,740
Other	1,652	150	—	41,257	43,059	2,888,285
Residential	17,786	3,770	2	17,674	39,232	2,048,298
Consumer:
Home equity	1,511	423	—	4,431	6,365	470,074
Auto	5,903	1,037	242	1,623	8,805	1,158,932
Other	3,561	1,919	61	7,068	12,609	218,245

Total	$31,260	$7,578	$328	$131,407	$170,573	$8,839,939

December 31, 2015
Commercial	$802	$100	$565	$57,536	$59,003	$1,745,612
Commercial Real Estate:
Construction	—	—	—	749	749	184,700
Other	438	135	—	46,601	47,174	1,615,198
Residential	9,300	2,246	114	14,953	26,613	1,618,001
Consumer:
Home equity	283	402	—	2,369	3,054	356,900
Auto	3,804	730	202	1,573	6,309	1,044,027
Other	830	165	25	1,256	2,276	131,202
Covered loans	809	312	10	7,336	8,467	99,120

Total	$16,266	$4,090	$916	$132,373	$153,645	$6,794,760

Loan Participations

Old National has loan participations, which qualify as participating interests, with other financial institutions. At December 31, 2016, these loans totaled $424.7 million, of which $227.5 million had been sold to other financial institutions and $197.2 million was retained by Old National. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder, involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder, all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership, and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.

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

The following table presents activity in TDRs for the years ended December 31, 2016, 2015, and 2014:

(dollars in thousands)	Commercial	Commercial Real Estate	Residential	Consumer	Total
2016
Balance at January 1, 2016	$23,354	$14,602	$2,693	$3,602	$44,251
(Charge-offs)/recoveries	(1,982)	953	42	(6)	(993)
Payments	(21,956)	(10,157)	(513)	(1,381)	(34,007)
Additions	14,996	11,130	761	385	27,272
Interest collected on nonaccrual loans	2,390	1,799	2	2	4,193

Balance at December 31, 2016	$16,802	$18,327	$2,985	$2,602	$40,716

2015
Balance at January 1, 2015	$15,205	$15,226	$2,063	$2,459	$34,953
(Charge-offs)/recoveries	872	1,064	(64)	3	1,875
Payments	(29,913)	(6,273)	(658)	(1,168)	(38,012)
Additions	37,190	4,585	1,352	2,308	45,435

Balance at December 31, 2015	$23,354	$14,602	$2,693	$3,602	$44,251

2014
Balance at January 1, 2014	$22,443	$22,639	$2,344	$1,441	$48,867
(Charge-offs)/recoveries	126	795	10	(102)	829
Payments	(18,281)	(9,722)	(466)	(466)	(28,935)
Additions	13,696	3,554	175	1,586	19,011
Removals - subsequent restructuring	(2,779)	(2,040)	—	—	(4,819)

Balance at December 31, 2014	$15,205	$15,226	$2,063	$2,459	$34,953

Approximately $26.3 million of the TDRs at December 31, 2016 were included with nonaccrual loans, compared to $30.0 million at December 31, 2015. Old National has allocated specific reserves to customers whose loan terms have been modified in TDRs totaling $4.0 million at December 31, 2016 and $2.3 million at December 31, 2015. As of December 31, 2016, Old National had committed to lend an additional $6.0 million to customers with outstanding loans that are classified as TDRs.

The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the years ended December 31, 2016, 2015, and 2014 are the same except for when the loan modifications involve the forgiveness of principal. The following table presents loans by class modified as TDRs that occurred during the years ended December 31, 2016, 2015, and 2014:

(dollars in thousands)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
2016
Troubled Debt Restructuring:
Commercial	20	$14,996	$14,996
Commercial Real Estate - Other	10	11,130	11,130
Residential	6	761	761
Consumer	8	385	385

Total	44	$27,272	$27,272

2015
Troubled Debt Restructuring:
Commercial	42	$37,190	$37,190
Commercial Real Estate - Construction	5	1,162	1,162
Commercial Real Estate - Other	27	3,423	3,423
Residential	13	1,352	1,352
Consumer	32	2,308	2,308

Total	119	$45,435	$45,435

2014
Troubled Debt Restructuring:
Commercial	32	$13,696	$13,696
Commercial Real Estate - Construction	1	484	484
Commercial Real Estate - Other	34	3,070	3,070
Residential	2	175	175
Consumer	28	1,586	1,586

Total	97	$19,011	$19,011

The TDRs that occurred during 2016 decreased the allowance for loan losses by $2.3 million due to a change in collateral position on a large commercial loan and resulted in $0.8 million of charge-offs during 2016. The TDRs that occurred during 2015 decreased the allowance for loan losses by $0.8 million and resulted in charge-offs of $0.2 million during 2015. The TDRs that occurred during 2014 increased the allowance for loan losses by $0.5 million and resulted in charge-offs of $0.1 million during 2014.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

There were 7 commercial loans and 1 commercial real estate loan totaling $0.3 million that were modified as TDRs within the preceding twelve months, and for which there was a payment default during 2016.

There were 5 commercial loans and 5 commercial real estate loans totaling $1.4 million that were modified as TDRs within the preceding twelve months, and for which there was a payment default during 2015.

There were no loans that were modified as TDRs during 2014 for which there was a payment default within the preceding twelve months.

The terms of certain other loans were modified during 2016 that did not meet the definition of a TDR. It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have extended the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification. The evaluation is performed under our internal underwriting policy. We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral or a bona fide guarantee. We also consider whether the modification was insignificant relative to the other terms of the agreement or the delay in a payment.

PCI loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition. If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually. If the purchased credit impaired loan is being accounted for as part of a pool, it will not be removed from the pool. As of December 31, 2016, it has not been necessary to remove any loans from PCI accounting.

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

Old National has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. For these loans that meet the criteria of ASC 310-30 treatment, the carrying amount was as follows:

	December 31,
(dollars in thousands)	2016	2015 (1)
Commercial	$850	$3,584
Commercial real estate	32,774	47,923
Residential	13,580	16,704
Consumer	8,215	12,870

Carrying amount	55,419	81,081
Allowance for loan losses	(278)	(1,359)

Carrying amount, net of allowance	$55,141	$79,722

(1)	Includes loans previously covered by loss share agreements with the FDIC.

The outstanding balance of loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties, was $268.0 million at December 31, 2016 and $321.5 million at December 31, 2015.

The accretable difference on purchased loans acquired in a business combination is the difference between the expected cash flows and the net present value of expected cash flows with such difference accreted into earnings using the effective yield method over the term of the loans. Accretion recorded as loan interest income totaled $23.4 million during 2016 and $35.5 million during 2015. Improvement in cash flow expectations has resulted in a reclassification from nonaccretable difference to accretable yield as shown in the table below.

Accretable yield of purchased credit impaired loans, or income expected to be collected, was as follows:

(dollars in thousands)	2016	2015	2014
Balance at January 1,	$45,310	$62,533	$101,502
New loans purchased	3,217	1,812	8,274
Accretion of income	(23,447)	(35,526)	(77,929)
Reclassifications from (to) nonaccretable difference	10,589	14,189	27,536
Disposals/other adjustments	(2,066)	2,302	3,150

Balance at December 31,	$33,603	$45,310	$62,533

Included in Old National’s allowance for loan losses is $0.3 million related to the purchased loans disclosed above at December 31, 2016, compared to $1.4 million at December 31, 2015.

PCI loans purchased during 2016 and 2015 for which it was probable at acquisition that all contractually required payments would not be collected were as follows:

(dollars in thousands)	Anchor (1)	Founders (2)
Contractually required payments	$29,544	$11,103
Nonaccretable difference	(6,153)	(2,684)

Cash flows expected to be collected at acquisition	23,391	8,419
Accretable yield	(3,217)	(1,812)

Fair value of acquired loans at acquisition	$20,174	$6,607

(1)	Old National acquired Anchor effective May 1, 2016.
(2)	Old National acquired Founders effective January 1, 2015.

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

The following table is a roll-forward of covered acquired impaired loans accounted for under ASC 310-30 for the years ended December 31, 2016 and 2015. As a result of the termination of the loss share agreements, the remaining loans that were covered by the loss share arrangements were reclassified to noncovered loans effective June 22, 2016.

(dollars in thousands)	Contractual Cash Flows (1)	Nonaccretable Difference	Accretable Yield	Carrying Amount (2)
2016
Balance at January 1, 2016	$69,857	$(4,729)	$(17,785)	$47,343
Principal reductions and interest payments	(18,195)	(347)	—	(18,542)
Accretion of loan discount	—	—	7,196	7,196
Changes in contractual and expected cash flows due to remeasurement	4,431	631	(4,927)	135
Removals due to foreclosure or sale	(1,948)	136	263	(1,549)
Loans removed from loss share coverage	(54,145)	4,309	15,253	(34,583)

Balance at December 31, 2016	$—	$—	$—	$—

2015
Balance at January 1, 2015	$124,809	$(12,014)	$(35,742)	$77,053
Principal reductions and interest payments	(43,792)	(1,666)	—	(45,458)
Accretion of loan discount	—	—	21,529	21,529
Changes in contractual and expected cash flows due to remeasurement	(4,139)	8,409	(4,109)	161
Removals due to foreclosure or sale	(1,316)	463	(244)	(1,097)
Loans removed from loss share coverage	(5,705)	79	781	(4,845)

Balance at December 31, 2015	$69,857	$(4,729)	$(17,785)	$47,343

(1)	The balance of contractual cash flows includes future contractual interest and is net of amounts charged off and interest collected on nonaccrual loans.
(2)	Carrying amount for this table is net of allowance for loan losses.

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

The following table shows a detailed analysis of the FDIC loss sharing asset for the years ended December 31, 2016 and 2015. As a result of the termination of the loss share agreements on June 22, 2016, the table below reflects the write-off of the remaining FDIC loss sharing asset.

(dollars in thousands)	2016	2015
Balance at January 1,	$9,030	$20,603
Adjustments not reflected in income:
Cash received from the FDIC	(10,000)	(3,548)
Other	512	1,009
Adjustments reflected in income:
Amortization	(816)	(10,709)
Higher (lower) loan loss expectations	(13)	275
Impairment/(recovery) of value and net (gain)/loss on sales of other real estate	1,062	1,400
Gain as a result of the early termination agreement with the FDIC, effective June 22, 2016	225	—

Balance at December 31,	$—	$9,030

NOTE 8 – OTHER REAL ESTATE OWNED

The following table presents activity in other real estate owned for the years ended December 31, 2016 and 2015:

(dollars in thousands)	Other Real Estate Owned (1)	Other Real Estate Owned, Covered
2016
Balance at January 1, 2016	$7,594	$4,904
Additions (2)	22,905	2,093
Sales	(13,638)	(1,454)
(Impairment)/recovery of value	(1,986)	(1,872)
Reclassification due to termination of the loss share agreements, effective June 22, 2016	3,671	(3,671)

Balance at December 31, 2016	$18,546	$—

2015
Balance at January 1, 2015	$7,241	$9,121
Additions	5,665	1,487
Sales	(5,710)	(5,373)
(Impairment)/recovery of value	398	(331)

Balance at December 31, 2015	$7,594	$4,904

(1)	Includes repossessed personal property of $0.3 million at December 31, 2016 and $0.2 million at December 31, 2015.
(2)	Includes other real estate owned of $17.3 million acquired from Anchor in May 2016.

At December 31, 2016, foreclosed residential real estate property included in the table above totaled $1.8 million. At December 31, 2016, consumer mortgage loans collateralized by residential real property that were in the process of foreclosure totaled $2.8 million.

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

NOTE 9 – PREMISES AND EQUIPMENT

The composition of premises and equipment was as follows at December 31:

(dollars in thousands)	2016	2015
Land	$71,769	$41,604
Buildings	322,165	111,982
Furniture, fixtures, and equipment	102,631	94,819
Leasehold improvements	28,555	33,111

Total	525,120	281,516
Accumulated depreciation	(95,498)	(84,840)

Premises and equipment, net	$429,622	$196,676

During 2016, the Company purchased certain bank properties that it had previously leased, including its executive offices, for an aggregate purchase price of $196.1 million. Also contributing to the increase in premises and equipment at December 31, 2016 were $35.7 million of assets attributable to the Anchor acquisition.

Depreciation expense was $16.6 million in 2016, $14.1 million in 2015, and $12.4 million in 2014.

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

Rent expense was $25.4 million in 2016, $29.1 million in 2015, and $29.0 million in 2014. The following is a summary of future minimum lease commitments as of December 31, 2016:

(dollars in thousands)
2017	$16,928
2018	15,918
2019	15,262
2020	14,679
2021	14,161
Thereafter	79,881

Total	$156,829

Old National purchased 23 properties during 2016 that it had previously leased, 20 of which had deferred gains that were accelerated when the associated leases were terminated. These gains were partially offset by the recognition of deferred rent expense, cease-use liabilities, and other expense, resulting in a net gain of $12.0 million.

Old National purchased 14 properties during 2015 that it had previously leased, all of which had deferred gains that were accelerated when the associated leases were terminated. These gains were partially offset by the recognition of deferred rent expense and other expense, resulting in a net gain of $10.8 million.

Old National had deferred gains remaining associated with prior sale leaseback transactions totaling $10.3 million as of December 31, 2016 and $40.7 million as of December 31, 2015. The gains will be recognized over the remaining term of the leases. The leases had original terms ranging from five to twenty-four years.

Capital Leases

Old National leases a branch building and certain equipment under capital leases. See Note 16 to the consolidated financial statements for detail regarding these leases.

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015:

(dollars in thousands)	2016	2015
Balance at January 1,	$584,634	$530,845
Acquisitions	111,347	57,619
Divestitures	(40,963)	(3,830)

Balance at December 31,	$655,018	$584,634

Goodwill is reviewed annually for impairment. Old National completed its most recent annual goodwill impairment test as of August 31, 2016 and concluded that, based on current events and circumstances, it is not more likely than not that the carrying value of goodwill exceeds fair value.

During 2016, Old National recorded $111.3 million of goodwill associated with the acquisition of Anchor. Also during 2016, Old National eliminated $41.0 million of goodwill associated with the sale of its insurance operations. See Note 2 to the consolidated financial statements for detail regarding goodwill recorded in 2015 associated with acquisitions.

The gross carrying amounts and accumulated amortization of other intangible assets at December 31, 2016 and 2015 was as follows:

(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
2016
Amortized intangible assets:
Core deposit	$81,663	$(53,214)	$28,449
Customer trust relationships	16,547	(7,753)	8,794
Customer loan relationships	4,413	(3,979)	434

Total intangible assets	$102,623	$(64,946)	$37,677

2015
Amortized intangible assets:
Core deposit	$60,103	$(43,982)	$16,121
Customer business relationships	30,787	(23,341)	7,446
Customer trust relationships	16,547	(5,286)	11,261
Customer loan relationships	4,413	(3,933)	480

Total intangible assets	$111,850	$(76,542)	$35,308

Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years. During 2016, Old National increased core deposit intangibles by $21.6 million related to the Anchor acquisition. In addition, Old National eliminated $6.7 million of customer business relationship intangibles associated with its insurance operation, which was sold May 31, 2016.

Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. No impairment charges were recorded in 2016, 2015, or 2014. Total amortization expense associated with intangible assets was $12.5 million in 2016, $11.7 million in 2015, and $9.1 million in 2014.

Estimated amortization expense for future years is as follows:

(dollars in thousands)
2017	$11,015
2018	8,687
2019	6,737
2020	4,883
2021	3,111
Thereafter	3,244

Total	$37,677

NOTE 11 – LOAN SERVICING RIGHTS

Loan servicing rights were assumed in Old National’s acquisitions of United and LSB in 2014, Founders in 2015, and Anchor in May, 2016. See Note 2 to the consolidated financial statements for detail regarding loan servicing rights recorded associated with these acquisitions.

At December 31, 2016, loan servicing rights derived from loans sold with servicing retained totaled $25.6 million, compared to $10.5 million at December 31, 2015. Loans serviced for others are not reported as assets. The principal balance of loans serviced for others was $3.385 billion at December 31, 2016, compared to $1.263 billion at December 31, 2015. Approximately 99% of the loans serviced for others at December 31, 2016 were residential mortgage loans. Custodial escrow balances maintained in connection with serviced loans were $5.3 million at December 31, 2016 and $3.0 million at December 31, 2015.

The following table summarizes the activity related to loan servicing rights and the related valuation allowance in 2016 and 2015:

(dollars in thousands)	2016	2015
Balance at January 1,	$10,502	$9,584
Additions (1)	20,280	3,187
Amortization	(5,153)	(2,269)

Balance before valuation allowance at December 31,	25,629	10,502

Valuation allowance:
Balance at January 1,	(34)	(50)
(Additions)/recoveries	(34)	16

Balance at December 31,	(68)	(34)

Loan servicing rights, net	$25,561	$10,468

(1)	In May 2016, the Company assumed $15.3 million of loan servicing rights related to the Anchor acquisition.

At December 31, 2016, the fair value of servicing rights was $26.8 million, which was determined using a discount rate of 13% and a weighted average prepayment speed of 136% PSA. At December 31, 2015, the fair value of servicing rights was $11.3 million, which was determined using a discount rate of 11% and a weighted average prepayment speed of 166% PSA.

NOTE 12 – QUALIFIED AFFORDABLE HOUSING PROJECTS AND OTHER TAX CREDIT INVESTMENTS

The Company is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing or other renovation or community revitalization projects. These investments are included in other assets on the balance sheet, with any unfunded commitments included with other liabilities. Certain of these assets qualify for the proportional amortization method and are amortized over the period that the Company expects to receive the tax credits, with the expense included within income tax expense on the consolidated statements of income. The other investments are accounted for under the equity method, with the expense included within pre-tax income on the consolidated statements of income. All of the Company’s tax credit investments are evaluated for impairment at the end of each reporting period. As of December 31, 2016, the Company expects to recover its remaining investments through the use of the tax credits that are generated by the investments.

The following table summarizes Old National’s investments in Low Income Housing Tax Credits (“LIHTC”), Federal Historic Tax Credits (“FHTC”), Federal New Market Tax Credits (“NMTC”), and Indiana Community Revitalization Enhancement District Tax Credits (“CReED”) at December 31, 2016:

(dollars in thousands)				Years Ended December 31,		Years Ended December 31,
		At December 31, 2016		2016	2015	2016	2015
Investment	Accounting Method	Investment	Unfunded Commitment (1)	Amortization Expense		Tax Benefit Recognized
LIHTC and other qualifying investments	Proportional amortization	$29,110	$16,210	$804	$804	$(1,125)	$(1,125)
FHTC	Equity	4,434	3,104	—	—	—	—
CReED	Equity	1,504	1,502	—	—	—	—
NMTC	Equity	—	—	—	143	—	(233)

Total		$35,048	$20,816	$804	$947	$(1,125)	$(1,358)

(1)	All commitments will be paid by the Company by 2027.

At December 31, 2015, the Company’s qualified affordable housing projects and other tax credit investments totaled $9.8 million, with no unfunded commitments.

NOTE 13 - DEPOSITS

The aggregate amount of time deposits in denominations of $250,000 or more was $313.8 million at December 31, 2016 and $103.8 million at December 31, 2015. At December 31, 2016, the scheduled maturities of total time deposits were as follows:

(dollars in thousands)
Due in 2017	$895,033
Due in 2018	292,371
Due in 2019	108,978
Due in 2020	86,090
Due in 2021	44,005
Thereafter	41,631

Total	$1,468,108

NOTE 14 – SECURITES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured borrowings. The Company pledges investment securities to secure these borrowings. The following table presents securities sold under agreements to repurchase and related weighted-average interest rates for each of the years ended December 31:

(dollars in thousands)	2016	2015
Outstanding at year-end	$367,052	$387,409
Average amount outstanding	368,757	406,117
Maximum amount outstanding at any month-end	396,695	419,515
Weighted average interest rate:
During year	0.41%	0.37%
End of year	0.47	0.38

The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At December 31, 2016
	Remaining Contractual Maturity of the Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 days	Total
Repurchase Agreements:
U.S. Treasury and agency securities	$317,052	$25,000	$—	$25,000	$367,052

Total	$317,052	$25,000	$—	$25,000	$367,052

The fair value of securities pledged to secure repurchase agreements may decline. The Company has pledged securities valued at 111% of the gross outstanding balance of repurchase agreements at December 31, 2016 to manage this risk.

NOTE 15 – FEDERAL HOME LOAN BANK ADVANCES

The following table summarizes Old National Bank’s FHLB advances at December 31:

(dollars in thousands)	2016	2015
Federal Home Loan Bank advances (fixed rates 0.56% to 6.76% and variable rates 0.99% to 1.05%) maturing January 2017 to January 2025	$1,353,225	$1,022,766
ASC 815 fair value hedge and other basis adjustments	(133)	725

Total other borrowings	$1,353,092	$1,023,491

FHLB advances had weighted-average rates of 0.94% at December 31, 2016 and 0.72% at December 31, 2015. These borrowings are collateralized by investment securities and residential real estate loans up to 140% of outstanding debt.

Contractual maturities of FHLB advances at December 31, 2016, were as follows:

(dollars in thousands)
Due in 2017	$945,544
Due in 2018	170,090
Due in 2019	2,415
Due in 2020	50,000
Due in 2021	—
Thereafter	185,176
ASC 815 fair value hedge and other basis adjustments	(133)

Total	$1,353,092

NOTE 16 – OTHER BORROWINGS

The following table summarizes Old National and its subsidiaries’ other borrowings at December 31:

(dollars in thousands)	2016	2015
Old National Bancorp:
Senior unsecured bank notes (fixed rate 4.125%)	$175,000	$175,000
maturing August 2024
Unamortized debt issuance costs related to Senior unsecured bank notes	(1,182)	(1,338)
Junior subordinated debentures (variable rates of 2.30% to 2.74%) maturing March 2035 to September 2037	45,000	45,000
Other basis adjustments	(3,971)	(4,442)
Old National Bank:
Capital lease obligation	4,092	4,036

Total other borrowings	$218,939	$218,256

Contractual maturities of other borrowings at December 31, 2016, were as follows:

(dollars in thousands)
Due in 2017	$196
Due in 2018	79
Due in 2019	85
Due in 2020	91
Due in 2021	99
Thereafter	223,542
Unamortized debt issuance costs and other basis adjustments	(5,153)

Total	$218,939

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

On May 1, 2016, Old National acquired Anchor, assuming a five year capital lease obligation for equipment.

At December 31, 2016, the future minimum lease payments under the capital lease arrangements were as follows:

(dollars in thousands)
2017	$535
2018	410
2019	430
2020	430
2021	430
Thereafter	7,976

Total minimum lease payments	10,211
Less amounts representing interest	(6,119)

Present value of net minimum lease payments	$4,092

NOTE 17 – INCOME TAXES

Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statement of income for the years ended December 31:

(dollars in thousands)	2016	2015	2014
Provision at statutory rate of 35%	$70,149	$57,013	$49,688
Tax-exempt income:
Tax-exempt interest	(14,356)	(13,111)	(11,460)
Section 291/265 interest disallowance	191	142	93
Company-owned life insurance income	(2,968)	(3,011)	(2,423)

Tax-exempt income	(17,133)	(15,980)	(13,790)

Reserve for unrecognized tax benefits	(1)	(5)	(1,076)
State income taxes	3,461	4,173	2,676
ONB Insurance Group, Inc. nondeductible goodwill	8,328	—	—
Effect of Illinois branch sale	—	1,835	—
State statutory rate change	—	—	904
Other, net	1,358	(859)	(105)

Income tax expense	$66,162	$46,177	$38,297

Effective tax rate	33.0%	28.3%	27.0%

The higher effective tax rate in 2016 when compared to 2015 is primarily the result of the sale of ONB Insurance Group, Inc. in May 2016 and the associated tax expense of $8.3 million to record a deferred tax liability relating to ONB Insurance Group, Inc.’s nondeductible goodwill.

The higher effective tax rate in 2015 when compared to 2014 is the result of an increase in taxable income, as well as tax differences arising from the sale of Illinois branches in the third quarter of 2015.

The provision for income taxes consisted of the following components for the years ended December 31:

(dollars in thousands)	2016	2015	2014
Income taxes currently payable:
Federal	$23,735	$17,385	$8,974
State	2,242	769	581
Deferred income taxes related to:
Federal	35,955	24,664	27,207
State	4,230	3,359	1,535

Deferred income tax expense	40,185	28,023	28,742

Income tax expense	$66,162	$46,177	$38,297

Net Deferred Tax Assets

Significant components of net deferred tax assets (liabilities) were as follows at December 31:

(dollars in thousands)	2016	2015
Deferred Tax Assets
Allowance for loan losses, net of recapture	$19,773	$17,125
Benefit plan accruals	23,846	18,066
Alternative minimum tax credit	19,523	18,378
Unrealized losses on benefit plans	205	4,507
Net operating loss carryforwards	66,917	2,041
Premises and equipment	—	12,735
Federal tax credits	35	422
Other-than-temporary impairment	3,606	3,558
Acquired loans	40,522	34,870
Lease exit obligation	2,060	2,626
Unrealized losses on available-for-sale investment securities	23,365	3,002
Unrealized losses on held-to-maturity investment securities	7,118	7,724
Unrealized losses on hedges	4,116	5,685
Other real estate owned	3,310	—
Other, net	2,675	4,914

Total deferred tax assets	217,071	135,653

Deferred Tax Liabilities
Accretion on investment securities	(700)	(599)
Other real estate owned	—	(284)
Purchase accounting	(17,552)	(16,615)
FDIC indemnification asset	—	(2,565)
Loan servicing rights	(9,627)	(3,890)
Premises and equipment	(4,800)	—
Other, net	(2,529)	(1,716)

Total deferred tax liabilities	(35,208)	(25,669)

Net deferred tax assets	$181,863	$109,984

Net deferred tax assets increased $71.9 million from December 31, 2015 to December 31, 2016 primarily due to the acquisition of Anchor. Net deferred tax assets acquired from Anchor totaled $98.1 million, consisting primarily of deferred tax assets related to federal and state net operating loss carryforwards and acquired loans.

Through the acquisition of Anchor in the second quarter of 2016 and Lafayette Savings Bank in the fourth quarter of 2014, both former thrifts, Old National Bank’s retained earnings at December 31, 2016 include base-year bad debt reserves, created for tax purposes prior to 1988, totaling $52.8 million. Of this total, $50.9 million was acquired from Anchor, and $1.9 million was acquired from Lafayette Savings Bank. Base-year reserves are subject to recapture in the unlikely event that Old National Bank (1) makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes, (2) redeems its stock, or (3) liquidates. Old National Bank has no intention of making such a nondividend distribution. Accordingly, under current accounting principles, a related deferred income tax liability of $19.8 million has not been recognized.

No valuation allowance was recorded at December 31, 2016 or 2015 because, based on current expectations, Old National believes it will generate sufficient income in future years to realize deferred tax assets. Old National has federal net operating loss carryforwards totaling $162.9 million at December 31, 2016 and $1.3 million at December 31, 2015. This federal net operating loss was acquired from the acquisition of Indiana Community Bancorp in 2012 and Anchor in 2016. If not used, the federal net operating loss carryforwards will begin to expire in 2027. Old National has alternative minimum tax credit carryforwards totaling $19.5 million at December 31, 2016 and $18.4 million at December 31, 2015. The alternative minimum tax credit carryforward does not expire. Old National has federal tax credit carryforwards of $35 thousand at December 31, 2016 and $0.4 million at December 31, 2015. The federal tax credits consist mainly of low income housing credits and research development credits that, if not used, will expire from 2027 to 2035. Old National has state net operating loss carryforwards totaling $206.3 million at December 31, 2016 and $46.3 million at December 31, 2015. If not used, the state net operating loss carryforwards will expire from 2023 to 2035.

The federal and state net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code section 382. Old National believes that all of the net operating loss carryforwards will be used prior to expiration.

Unrecognized Tax Benefits

Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

(dollars in thousands)	2016	2015	2014
Balance at January 1,	$124	$77	$3,847
Additions based on tax positions related to the current year	118	51	37
Additions based on tax positions related to prior years	537	—	—
Reductions due to statute of limitations expiring	(2)	(4)	(3,807)

Balance at December 31,	$777	$124	$77

If recognized, approximately $0.8 million of unrecognized tax benefits, net of interest, would favorably affect the effective income tax rate in future periods.

It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income tax accounts. We recorded interest and penalties in the income statement of $0.1 million in 2016, $0.4 thousand in 2015, and $1.1 million in 2014. The amount accrued for interest and penalties in the balance sheet was $0.1 million at December 31, 2016 and $11 thousand at December 31, 2015.

Old National and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. The 2013 through 2016 tax years are open and subject to examination. In February 2014, the Company was notified that their 2011 federal tax return was under examination. This examination was completed in 2015 and no changes were made to the Company’s reported tax.

The Company reversed $2 thousand in 2016 related to uncertain tax positions accounted for under FASB ASC 740-10 (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes) (“ASC Topic 740-10”). The $2 thousand income tax reversal related to the 2012 statute of limitations expiring in the third quarter of 2016. As a result, the Company reversed a total of $2 thousand from its unrecognized tax benefit liability.

The Company reversed $4 thousand in 2015 related to uncertain tax positions accounted for under FASB ASC 740-10. The $4 thousand income tax reversal related to the 2011 statute of limitations expiring in the third quarter of 2015. As a result, the Company reversed a total of $4 thousand from its unrecognized tax benefit liability.

The Company reversed $3.8 million in 2014 related to uncertain tax positions accounted for under ASC 740-10. The $3.8 million income tax reversal related to the 2010 statute of limitations expiring in the third quarter of 2014. As a result, the Company reversed a total of $3.8 million from its unrecognized tax benefit liability.

NOTE 18 - EMPLOYEE BENEFIT PLANS

Retirement Plan

Old National had a funded noncontributory defined benefit plan (the “Retirement Plan”) that had been frozen since December 31, 2005. During the first quarter of 2016, the Company notified plan participants of its intent to terminate the Retirement Plan effective May 15, 2016. During October 2016, the Retirement Plan settled plan liabilities through either lump sum distributions to plan participants or annuity contracts purchased from a third-party insurance company that provided for the payment of vested benefits to those participants that did not elect the lump sum option. As of December 31, 2016, there were no remaining plan assets. Old National made contributions totaling $7.6 million, $0.1 million, and $0.3 million to the Retirement Plan during 2016, 2015, and 2014, respectively.

As a result of the pension termination, unrecognized losses, which previously were recorded in accumulated other comprehensive loss on the consolidated balance sheets, were recognized as expense and the pension plan settlement loss of $9.8 million was recorded in the consolidated statements of income for the year ended December 31, 2016. Including this settlement charge, the total expense under the Retirement Plan was $11.6 million in 2016.

Restoration Plan

Old National maintains an unfunded pension restoration plan (the “Restoration Plan”) which provides benefits for eligible employees that are in excess of the limits under Section 415 of the Internal Revenue Code of 1986, as amended, that apply to the Retirement Plan. The Restoration Plan is designed to comply with the requirements of ERISA. The entire cost of the plan, which was also frozen as of December 31, 2005, is supported by contributions from the Company. The Restoration Plan is unfunded.

Old National uses a December 31 measurement date. The following table presents the activity of the Restoration Plan for the years ended December 31, 2016 and 2015:

(dollars in thousands)	2016	2015
Change in Projected Benefit Obligation
Balance at January 1,	$1,239	$1,346
Interest cost	52	45
Benefits paid	(39)	(65)
Actuarial loss (gain)	103	(87)
Settlement	(219)	—

Projected benefit obligation at December 31,	$1,136	$1,239

Change in Plan Assets
Fair value at January 1,	—	—
Employer contributions	257	65
Benefits paid	(39)	(65)
Settlement	(218)	—

Fair value of plan assets at December 31,	—	—

Funded status at December 31,	$(1,136)	$(1,239)

Amounts recognized in the statement of financial position at December 31:
Accrued benefit liability	$(1,136)	$(1,239)

Net amount recognized	$(1,136)	$(1,239)

Amounts recognized in accumulated other comprehensive income at December 31:
Net actuarial loss	$538	$646

Total	$538	$646

The estimated net loss for the Restoration Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.1 million.

The accumulated benefit obligation and the projected benefit obligation were equivalent for the Restoration Plan and were $1.1 million at December 31, 2016 and $1.2 million at December 31, 2015.

The net periodic benefit cost and its components were as follows for the years ended December 31:

(dollars in thousands)	2016	2015	2014
Net Periodic Benefit Cost
Interest cost	$52	$45	$52
Recognized actuarial loss	108	122	102

Net periodic benefit cost	$160	$167	$154
Settlement loss	103	—	—

Total net periodic benefit cost	$263	$167	$154

Other Changes in Benefit Obligations
Recognized in Other Comprehensive Income
Net actuarial (gain)/loss	$103	$(87)	$145
Amortization of net actuarial loss	(108)	(122)	(102)
Settlement loss	(103)	—	—

Total recognized in other comprehensive income	$(108)	$(209)	$43

Total recognized in net periodic benefit cost and other comprehensive income	$155	$(42)	$197

The weighted-average assumptions used to determine the benefit obligation as of the end of the years indicated and the net periodic benefit cost for the years indicated are presented in the table below. Because the plan is frozen, increases in compensation are not considered.

	2016	2015	2014
Benefit obligations:
Discount rate at the end of the period	4.00%	4.50%	4.00%
Net periodic benefit cost:
Discount rate at the beginning of the period	4.50%	4.00%	4.75%
Rate of compensation increase	N/A	N/A	N/A

N/A = not applicable

The discount rate used reflects the expected future cash flow based on Old National’s funding valuation assumptions and participant data as of the beginning of the plan year. The expected future cash flow is discounted by the Principal Pension Discount yield curve as of December 31, 2016.

As of December 31, 2015, expected future benefit payments related to Old National’s Restoration Plan were as follows:

(dollars in thousands)
2017	$210
2018	18
2019	230
2020	21
2021	52
Years 2022 - 2026	610

Old National expects to contribute cash of $0.2 million to the Restoration Plan in 2017.

Employee Stock Ownership Plan

The Employee Stock Ownership and Savings Plan (401k) (the “401(k) Plan”) permits employees to participate the first month following one month of service. Effective as of April 1, 2010, we suspended safe harbor matching contributions to the 401(k) Plan. However, we may make discretionary matching contributions to the 401(k) Plan. For 2016, 2015, and 2014, we matched 50% of employee compensation deferral contributions, up to 6% of compensation. In addition to matching contributions, Old National may contribute to the 401(k) Plan an amount designated as a profit sharing contribution in the form of Old National stock or cash. Our Board of Directors designated no discretionary profit sharing contributions in 2016, 2015, or 2014. All contributions vest immediately and plan participants may elect to redirect funds among any of the investment options provided under the 401(k) plan. The number of Old National shares in the 401(k) plan were 0.8 million at December 31, 2016 and 1.0 million at December 31, 2015. All shares owned through the 401(k) plan are included in the calculation of weighted-average shares outstanding for purposes of calculating diluted and basic earnings per share. Contribution expense under the 401(k) plan was $5.0 million in 2016, $4.6 million in 2015, and $4.3 million in 2014.

NOTE 19 – STOCK-BASED COMPENSATION

Our Amended and Restated 2008 Incentive Compensation Plan (the “ICP”), which was shareholder-approved, permits the grant of share-based awards to its employees. At December 31, 2016, 4.9 million shares were available for issuance. The granting of awards to key employees is typically in the form of restricted stock awards or units. We believe that such awards better align the interests of our employees with those of our shareholders. Total compensation cost that has been charged against income for the ICPs was $7.3 million in 2016, $4.3 million in 2015, and $4.2 million in 2014. The total income tax benefit was $2.8 million in 2016 and $1.6 million in 2015 and 2014.

Restricted Stock Awards

Restricted stock awards require certain service requirements and commonly have vesting periods of 3 years. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants.

A summary of changes in our nonvested shares for the year follows:

(shares in thousands)	Shares	Weighted Average Grant-Date Fair Value
Nonvested balance at January 1, 2016	346	$13.90
Granted during the year (1)	348	12.77
Vested during the year	(289)	13.36
Forfeited during the year	(4)	13.26

Nonvested balance at December 31, 2016	401	$13.31

(1)	Includes 173 thousand shares assumed in conjunction with the acquisition of Anchor in May 2016.

As of December 31, 2016, there was $3.4 million of total unrecognized compensation cost related to nonvested shares granted under the ICP. The cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of the shares vested was $3.8 million in 2016, $1.6 million in 2015, and $1.3 million in 2014.

Restricted Stock Units

Restricted stock units require certain performance requirements and have vesting periods of 3 years. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants.

A summary of changes in our nonvested shares for the year follows:

(shares in thousands)	Shares	Weighted Average Grant-Date Fair Value
Nonvested balance at January 1, 2016	840	$12.56
Granted during the year	279	10.17
Vested during the year	(16)	13.04
Forfeited during the year	(295)	11.84
Dividend equivalents adjustment	13	11.05

Nonvested balance at December 31, 2016	821	$12.02

As of December 31, 2016, there was $2.7 million of total unrecognized compensation cost related to nonvested shares granted under the ICP. The cost is expected to be recognized over a weighted-average period of 1.7 years.

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

A summary of the activity in the stock option plan in 2016 follows:

(shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	1,043	$16.16
Exercised	(191)	12.83
Forfeited/expired	(158)	24.09

Outstanding at December 31, 2015	694	$15.27	1.33	$2,460.1

Options exercisable at end of year	694	$15.27	1.33	$2,460.1

Information related to the stock option plan during each year follows:

(dollars in thousands)	2016	2015	2014
Intrinsic value of options exercised	$660	$458	$432
Cash received from option exercises	2,349	997	1,002
Tax benefit realized from option exercises	264	159	97

As of December 31, 2016, all options were fully vested and all compensation costs had been expensed.

Stock Appreciation Rights

Old National has never granted stock appreciation rights. However, Old National did acquire stock appreciation rights through a prior year acquisition. Old National recorded no incremental expense associated with the conversion of these stock appreciation rights. At December 31, 2016, 0.1 million stock appreciation rights remained outstanding.

Outside Director Stock Compensation Program

Old National maintains a director stock compensation program covering all outside directors. Compensation shares are earned semi-annually. Beginning in 2017, any shares awarded to directors should be issued from the Amended and Restated 2008 Incentive Compensation Plan. Approximately 35,000 shares will be issued to directors in 2017.

NOTE 20 – SHAREHOLDERS’ EQUITY

Dividend Reinvestment and Stock Purchase Plan

Old National has a dividend reinvestment and stock purchase plan under which common shares issued may be either repurchased shares or authorized and previously unissued shares. A new plan became effective on August 16, 2012, with total authorized and unissued common shares reserved for issuance of 3.3 million. At December 31, 2016, 3.3 million authorized and unissued common shares were available for issuance under the plan.

Employee Stock Purchase Plan

Old National has an employee stock purchase plan under which eligible employees can purchase common shares at a price not less than 95% of the fair market value of the common shares on the purchase date. The amount of common shares purchased cannot exceed ten percent of the employee’s compensation. The maximum number of shares that may be purchased under this plan is 500,000 shares. In 2016, 32,000 shares were issued related to this plan with proceeds of approximately $388,000. In 2015, 29,000 shares were issued related to this plan with proceeds of approximately $391,000.

NOTE 21 - FAIR VALUE

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at December 31, 2016 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Trading securities	$4,982	$4,982	$—	$—
Investment securities available-for-sale:
U.S. Treasury	7,103	7,103	—	—
U.S. government-sponsored entities and agencies	493,956	—	493,956	—
Mortgage-backed securities - Agency	1,525,019	—	1,525,019	—
States and political subdivisions	436,684	—	436,684
Pooled trust preferred securities	8,119	—	—	8,119
Other securities	326,293	30,905	295,388	—
Residential loans held for sale	90,682	—	90,682	—
Derivative assets	17,701	—	17,701	—
Financial Liabilities
Derivative liabilities	23,574	—	23,574	—

		Fair Value Measurements at December 31, 2015 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Trading securities	$3,941	$3,941	$—	$—
Investment securities available-for-sale:
U.S. Treasury	12,150	12,150	—	—
U.S. government-sponsored entities and agencies	613,550	—	613,550	—
Mortgage-backed securities - Agency	1,066,361	—	1,066,361	—
States and political subdivisions	387,296	—	387,296	—
Pooled trust preferred securities	7,900	—	—	7,900
Other securities	330,964	31,443	299,521	—
Residential loans held for sale	13,810	—	13,810	—
Derivative assets	15,925	—	15,925	—
Financial Liabilities
Derivative liabilities	26,968	—	26,968	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2016:

(dollars in thousands)	Pooled Trust Preferred Securities Available-for-Sale
Balance at January 1, 2016	$7,900
Accretion of discount	18
Sales/payments received	(327)
Increase in fair value of securities	528

Balance at December 31, 2016	$8,119

The accretion of discounts on securities totaling $18 thousand in 2016 is included in interest income. The increase in fair value is reflected in the balance sheet as an increase in the fair value of investment securities available-for-sale, an increase in accumulated other comprehensive income, which is included in shareholders’ equity, and a decrease in other assets related to the tax impact.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2015:

(dollars in thousands)	Pooled Trust Preferred Securities Available-for-Sale	State and Political Subdivisions
Balance at January 1, 2015	$6,607	$325
Accretion of discount	18	—
Sales/payments received	(663)	—
Matured securities	—	(325)
Increase in fair value of securities	1,938	—

Balance at December 31, 2015	$7,900	$—

The accretion of discounts on securities totaling $18 thousand in 2015 is included in interest income. The increase in fair value is reflected in the balance sheet as an increase in the fair value of investment securities available-for-sale, an increase in accumulated other comprehensive income, which is included in shareholders’ equity, and a decrease in other assets related to the tax impact.

The tables below provide quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

(dollars in thousands)	Fair Value at Dec. 31, 2016	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Pooled trust preferred securities	$8,119	Discounted cash flow	Constant prepayment rate (a)	0.00%
			Additional asset defaults (b)	4.5% - 10.0% (7.9%)
			Expected asset recoveries (c)	0.0% - 6.1% (0.9%)

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

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2016 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Impaired Loans
Commercial loans	$6,771	$—	$—	$6,771
Commercial real estate loans	11,632	—	—	11,632
Foreclosed Assets
Commercial real estate	1,352	—	—	1,352
Residential	394	—	—	394

Impaired commercial and commercial real estate loans that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral. These impaired commercial and commercial real estate loans had a principal amount of $26.4 million, with a valuation allowance of $8.0 million at December 31, 2016. Old National recorded provision recapture associated with these loans totaling $1.1 million in 2016.

Other real estate owned and other repossessed property is measured at fair value less costs to sell and had a net carrying amount of $1.7 million at December 31, 2016. The estimates of fair value are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral. There were write-downs of other real estate owned of $3.0 million in 2016.

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

As of December 31, 2015, impaired commercial and commercial real estate loans had a principal amount of $36.8 million, with a valuation allowance of $11.5 million. Old National recorded provision expense associated with these loans totaling $4.7 million in 2015.

Other real estate owned and other repossessed property had a net carrying amount of $2.7 million at December 31, 2015. There were write-downs of other real estate owned of $2.2 million in 2015.

The tables below provide quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

(dollars in thousands)	Fair Value at Dec. 31, 2016	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Collateral Dependent Impaired Loans
Commercial loans	$6,771	Fair value of collateral	Discount for type of property, age of appraisal and current status	0% - 99% (53%)
Commercial real estate loans	11,632	Fair value of collateral	Discount for type of property, age of appraisal and current status	10% - 67% (36%)
Foreclosed Assets
Commercial real estate	1,352	Fair value of collateral	Discount for type of property, age of appraisal and current status	4% - 80% (39%)
Residential	394	Fair value of collateral	Discount for type of property, age of appraisal and current status	7% - 60% (30%)

(dollars in thousands)	Fair Value at Dec. 31, 2015	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Collateral Dependent Impaired Loans
Commercial loans	$13,332	Fair value of collateral	Discount for type of property, age of appraisal, and current status	0% - 86% (28%)
Commercial real estate loans	11,857	Fair value of collateral	Discount for type of property, age of appraisal, and current status	0% - 61% (33%)
Foreclosed Assets
Commercial real estate	2,526	Fair value of collateral	Discount for type of property, age of appraisal, and current status	3% - 80% (26%)
Residential	203	Fair value of collateral	Discount for type of property, age of appraisal, and current status	7% - 53% (29%)

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

We have elected the fair value option for residential loans held for sale. For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status). None of these loans are 90 days or more past due, nor are any on nonaccrual status. Included in the income statement is interest income for loans held for sale totaling $0.1 million in 2016 and 2015.

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

The difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected as of December 31, 2016 and 2015 was as follows:

(dollars in thousands)	Aggregate Fair Value	Difference	Contractual Principal
2016
Residential loans held for sale	$90,682	$133	$90,549

2015
Residential loans held for sale	$13,810	$236	$13,574

Accrued interest at period end is included in the fair value of the instruments.

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the years ended December 31:

(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
2016
Residential loans held for sale	$(103)	$—	$—	$(103)

2015
Residential loans held for sale	$(140)	$—	$—	$(140)

The carrying amounts and estimated fair values of financial instruments, not previously presented in this note, at December 31, 2016 and 2015 were as follows:

		Fair Value Measurements at December 31, 2016 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, federal funds sold, and money market investments	$255,519	$255,519	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	40,131	—	40,558	—
Mortgage-backed securities—Agency	10,640	—	10,940	—
State and political subdivisions	694,319	—	732,674	—
Federal Home Loan Bank/Federal Reserve Bank stock	101,716	N/A	N/A	N/A
Loans, net:
Commercial	1,895,618	—	—	1,971,296
Commercial real estate	3,112,680	—	—	3,400,365
Residential real estate	2,085,887	—	—	2,228,542
Consumer credit	1,866,519	—	—	1,974,180
Accrued interest receivable	81,381	16	22,880	58,485

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$3,016,093	$3,016,093	$—	$—
NOW, savings, and money market deposits	6,259,052	6,259,052	—	—
Time deposits	1,468,108	—	1,460,778	—
Federal funds purchased and interbank borrowings	213,003	213,003
Securities sold under agreements to repurchase	367,052	317,052	50,612	—
Federal Home Loan Bank advances	1,353,092	—	—	1,360,599
Other borrowings	218,939	—	217,647	—
Accrued interest payable	5,979	—	5,979	—
Standby letters of credit	315	—	—	315

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$2,527

N/A = not applicable

	Carrying Value	Fair Value Measurements at December 31, 2015 Using
(dollars in thousands)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, federal funds sold, and money market investments	$219,818	$219,818	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	142,864	—	145,763	—
Mortgage-backed securities - Agency	16,042	—	16,604	—
State and political subdivisions	713,205	—	767,050	—
Federal Home Loan Bank/Federal Reserve Bank stock	86,146	N/A	N/A	N/A
Loans, net (including covered loans):
Commercial	1,788,593	—	—	1,829,824
Commercial real estate	1,852,979	—	—	1,946,163
Residential real estate	1,659,284	—	—	1,745,248
Consumer credit	1,595,316	—	—	1,587,879
FDIC indemnification asset	9,030	—	—	5,700
Accrued interest receivable	69,098	29	22,821	46,248

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$2,488,855	$2,488,855	$—	$—
NOW, savings, and money market deposits	4,911,938	4,911,938	—	—
Time deposits	1,000,067	—	998,878	—
Federal funds purchased and interbank borrowings	291,090	291,090	—	—
Securities sold under agreements to repurchase	387,409	337,409	51,370	—
Federal Home Loan Bank advances	1,023,491	—	—	1,029,779
Other borrowings	218,256	—	201,138	—
Accrued interest payable	4,859	—	4,859	—
Standby letters of credit	429	—	—	429

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$2,364

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

Federal funds purchased and interbank borrowings: Federal funds purchased and interbank borrowings generally have an original term to maturity of 30 days or less and, therefore, their carrying amount is a reasonable estimate of fair value (Level 1).

Securities sold under agreements to repurchase: The fair value of securities sold under agreements to repurchase is determined using end of day market prices (Level 1 or Level 2).

Federal Home Loan Bank advances: The fair value of FHLB advances is determined using calculated prices for new FHLB advances with similar risk characteristics (Level 3).

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

Off-balance sheet financial instruments: Fair values for off-balance sheet credit-related financial instruments are based on fees currently charged to enter into similar agreements (Level 3). For further information regarding the amounts of these financial instruments, see Notes 23 and 24.

NOTE 22 – DERIVATIVE FINANCIAL INSTRUMENTS

As part of our overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, caps and floors. The notional amount of these derivative instruments was $660.0 million at December 31, 2016 and $761.5 million at December 31, 2015. The December 31, 2016 balances consist of $35.0 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its FHLB advances and $625.0 million notional amount of pay-fixed, receive-variable interest rate swaps on certain of its FHLB advances. The December 31, 2015 balances consist of consist of $36.5 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its FHLB advances, $675.0 million notional amount of pay-fixed, receive-variable interest rate swaps on certain of its FHLB advances and $50.0 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its commercial loans. These hedges were entered into to manage interest rate risk. Derivative instruments are recognized on the balance sheet at their fair value and are not reported on a net basis.

In addition, commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At December 31, 2016, the notional amount of the interest rate lock commitments was $40.3 million and forward commitments were $86.1 million. At December 31, 2015, the notional amount of the interest rate lock commitments was $30.4 million and forward commitments were $33.3 million. It is our practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans.

Old National also enters into derivative instruments for the benefit of its customers. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $582.7 million at December 31, 2016. At December 31, 2015, the notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $428.4 million. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps, caps, collars, foreign exchange forward contracts, and commodity swaps and options. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.

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

Amounts reported in AOCI related to cash flow hedges will be reclassified to interest income or interest expense as interest payments are received or paid on the Company’s derivative instruments. During the next 12 months, the Company estimates that $0.3 million will be reclassified to interest income and $6.1 million will be reclassified to interest expense.

On the balance sheet, asset derivatives are included in other assets, and liability derivatives are included in other liabilities. The following table summarizes the fair value of derivative financial instruments utilized by Old National:

	December 31, 2016		December 31, 2015
(dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments
Interest rate contracts	$3,056	$11,582	$3,794	$15,554

Total derivatives designated as hedging instruments	$3,056	$11,582	$3,794	$15,554

Derivatives not designated as hedging instruments
Interest rate contracts	$11,903	$11,992	$11,296	$11,414
Mortgage contracts	2,742	—	835	—

Total derivatives not designated as hedging instruments	$14,645	$11,992	$12,131	$11,414

Total	$17,701	$23,574	$15,925	$26,968

The effect of derivative instruments on the consolidated statements of income for the years ended December 31 were as follows:

(dollars in thousands)		2016	2015	2014
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$(5,446)	$(1,729)	$1,002
Interest rate contracts (2)	Other income / (expense)	126	189	275

Total		$(5,320)	$(1,540)	$1,277

Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$329	$511	$246

Total		$329	$511	$246

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (3)	Other income / (expense)	$28	$18	$88
Mortgage contracts	Mortgage banking revenue	1,390	168	252

Total		$1,418	$186	$340

(1)	Amounts represent the net interest payments as stated in the contractual agreements.
(2)	Amounts represent ineffectiveness on derivatives designated as fair value hedges.
(3)	Includes the valuation differences between the customer and offsetting counterparty swaps.

NOTE 23 - COMMITMENTS AND CONTINGENCIES

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

Credit-Related Financial Instruments

In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $2.354 billion and standby letters of credit of $51.7 million at December 31, 2016. At December 31, 2016, approximately $2.207 billion of the loan commitments had fixed rates and $146.5 million had floating rates, with the floating interest rates ranging from 0% to 25%. At December 31, 2015, loan commitments totaled $1.746 billion and standby letters of credit totaled $62.6 million. These commitments are not reflected in the consolidated financial statements. The allowance for unfunded loan commitments totaled $3.2 million at December 31, 2016 and $3.6 million at December 31, 2015.

Old National had credit extensions with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients totaling $13.3 million at December 31, 2016 and $14.5 million at December 31, 2015. Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $12.6 million at December 31, 2016 and $13.6 million December 31, 2015. Old National did not provide collateral for the remaining credit extensions.

NOTE 24 – FINANCIAL GUARANTEES

Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires the Company to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At December 31, 2016, the notional amount of standby letters of credit was $51.7 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.3 million. At December 31, 2015, the notional amount of standby letters of credit was $62.6 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.4 million.

Old National entered into a risk participation in an interest rate swap during the second quarter of 2007, which had a notional amount of $6.8 million at December 31, 2016. Old National entered into an additional risk participation in an interest rate swap during the third quarter of 2014, which had a notional amount of $9.9 million at December 31, 2016.

NOTE 25 - REGULATORY RESTRICTIONS

Restrictions on Cash and Due from Banks

Old National’s affiliate bank is required to maintain reserve balances on hand and with the Federal Reserve Bank which are interest bearing and unavailable for investment purposes. The reserve balances were $85.4 million at December 31, 2016 and $68.4 million at December 31, 2015. In addition, Old National had cash and due from banks which was held as collateral for collateralized swap positions of $3.5 million at December 31, 2016 and $0.2 million at December 31, 2015.

Restrictions on Transfers from Affiliate Bank

Regulations limit the amount of dividends an affiliate bank can declare in any year without obtaining prior regulatory approval. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years. Prior regulatory approval to pay dividends was not required in 2014, 2015, or 2016 and is not currently required.

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

At December 31, 2016, Old National and Old National Bank exceeded the regulatory minimums and Old National Bank met the regulatory definition of well-capitalized based on the most recent regulatory notification.

The following table summarizes capital ratios for Old National and Old National Bank as of December 31:

			Fully Phased-In
			Regulatory		Well Capitalized
	Actual		Guidelines Minimum (1)		Guidelines
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
2016
Total capital to risk- weighted assets
Old National Bancorp	$1,229,878	12.18%	$1,060,662	10.50%	$	N/A	N/A	%
Old National Bank	1,240,180	12.35	1,054,305	10.50		1,004,100	10.00
Common equity Tier 1 capital to risk-weighted assets
Old National Bancorp	1,162,817	11.51	707,108	7.00		N/A	N/A
Old National Bank	1,187,151	11.82	702,870	7.00		652,665	6.50
Tier 1 capital to risk- weighted assets
Old National Bancorp	1,176,849	11.65	858,631	8.50		N/A	N/A
Old National Bank	1,187,151	11.82	853,485	8.50		803,280	8.00
Tier 1 capital to average assets
Old National Bancorp	1,176,849	8.43	558,673	4.00		N/A	N/A
Old National Bank	1,187,151	8.55	555,161	4.00		693,951	5.00

2015
Total capital to risk- weighted assets
Old National Bancorp	$1,024,586	13.28%	$810,397	10.50%	$	N/A	N/A	%
Old National Bank	1,079,652	14.11	803,490	10.50		765,229	10.00
Common equity Tier 1 capital to risk-weighted assets
Old National Bancorp	934,497	12.11	540,265	7.00		N/A	N/A
Old National Bank	1,023,839	13.38	535,660	7.00		497,399	6.50
Tier 1 capital to risk- weighted assets
Old National Bancorp	968,772	12.55	656,036	8.50		N/A	N/A
Old National Bank	1,023,839	13.38	650,445	8.50		612,183	8.00
Tier 1 capital to average assets
Old National Bancorp	968,772	8.54	454,005	4.00		N/A	N/A
Old National Bank	1,023,839	9.11	449,791	4.00		562,239	5.00

N/A = not applicable

(1)	When fully phased-in on January 1, 2019, Basel III Capital Rules will require banking organizations to maintain: a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer”; a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer; a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer; and a minimum ratio of Tier 1 capital to adjusted average consolidated assets of at least 4.0%.

NOTE 26 - PARENT COMPANY FINANCIAL STATEMENTS

The following are the condensed parent company only financial statements of Old National:

OLD NATIONAL BANCORP (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

	December 31,
(dollars in thousands)	2016	2015
Assets
Deposits in affiliate bank	$91,650	$48,000
Trading securities - at fair value	4,982	3,941
Investment securities - available-for-sale	1,535	1,452
Investment in affiliates:
Banking subsidiaries	1,862,244	1,551,924
Non-banks	11,388	49,083
Other assets	90,872	84,598

Total assets	$2,062,671	$1,738,998

Liabilities and Shareholders’ Equity
Other liabilities	$33,407	$33,608
Other borrowings	214,847	214,220
Shareholders’ equity	1,814,417	1,491,170

Total liabilities and shareholders’ equity	$2,062,671	$1,738,998

OLD NATIONAL BANCORP (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014
Income
Dividends from affiliates	$160,007	$67,717	$65,292
Net securities gains	100	6	170
Other income	40,841	1,892	1,554
Other income from affiliates	6	51	79

Total income	200,954	69,666	67,095

Expense
Interest on borrowings	9,077	8,684	3,837
Other expenses	18,460	13,957	11,357

Total expense	27,537	22,641	15,194

Income before income taxes and equity in undistributed earnings of affiliates	173,417	47,025	51,901
Income tax expense (benefit)	11,952	(5,473)	(4,020)

Income before equity in undistributed earnings of affiliates	161,465	52,498	55,921
Equity in undistributed earnings of affiliates	(27,201)	64,218	47,746

Net income	$134,264	$116,716	$103,667

OLD NATIONAL BANCORP (PARENT COMPANY ONLY)

CONDENSED STATEMENT OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014
Cash Flows From Operating Activities
Net income	$134,264	$116,716	$103,667

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	29	20	11
Net securities gains	(100)	(6)	(270)
Gain on sale of ONB Insurance Group, Inc.	(41,864)	—	—
Stock compensation expense	7,318	4,255	4,162
(Increase) decrease in other assets	(3,958)	6,307	20,040
Increase (decrease) in other liabilities	(225)	1,441	286
Equity in undistributed earnings of affiliates	27,201	(64,218)	(47,746)

Total adjustments	(11,599)	(52,201)	(23,517)

Net cash flows provided by operating activities	122,665	64,515	80,150

Cash Flows From Investing Activities
Net cash and cash equivalents of acquisitions	(100,220)	(41,070)	(82,975)
Proceeds from sale of ONB Insurance Group, Inc.	91,771	—	—
Purchases of investment securities	(52)	(1,053)	(45)
Net advances to affiliates	(3,500)	—	(3,832)
Purchases of premises and equipment	(13)	—	(1,032)

Net cash flows used in investing activities	(12,014)	(42,123)	(87,884)

Cash Flows From Financing Activities
Proceeds from issuance of other borrowings	—	—	173,500
Cash dividends paid on common stock	(67,536)	(55,552)	(48,181)
Common stock repurchased	(2,202)	(88,695)	(25,830)
Proceeds from exercise of stock options, including tax benefit	2,349	997	749
Common stock issued	388	391	326

Net cash flows provided by (used in) financing activities	(67,001)	(142,859)	100,564

Net increase (decrease) in cash and cash equivalents	43,650	(120,467)	92,830
Cash and cash equivalents at beginning of period	48,000	168,467	75,637

Cash and cash equivalents at end of period	$91,650	$48,000	$168,467

NOTE 27 – SEGMENT INFORMATION

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

NOTE 28 – INTERIM FINANCIAL DATA (UNAUDITED)

The following table details the quarterly results of operations for the years ended December 31, 2016 and 2015.

(unaudited, dollars and shares in thousands, except per share data)	Three Months Ended				Three Months Ended
	12/31/2016	9/30/2016	6/30/2016	3/31/2016	12/31/2015	9/30/2015	6/30/2015	3/31/2015
Interest income	$121,849	$119,713	$110,243	$95,329	$94,960	$105,671	$99,964	$98,594
Interest expense	11,932	11,910	10,903	9,686	9,038	8,567	7,867	7,601

Net interest income	109,917	107,803	99,340	85,643	85,922	97,104	92,097	90,993
Provision for loan losses	(1,756)	1,306	1,319	91	484	167	2,271	1
Noninterest income	62,751	47,243	93,385	49,451	60,614	59,744	54,979	55,295
Noninterest expense	126,258	108,062	121,472	98,355	102,469	102,617	109,690	116,156

Income before income taxes	48,166	45,678	69,934	36,648	43,583	54,064	35,115	30,131
Income tax expense	14,710	10,969	30,812	9,671	11,598	16,395	8,959	9,225

Net income	$33,456	$34,709	$39,122	$26,977	$31,985	$37,669	$26,156	$20,906

Net income per share:
Basic	$0.25	$0.25	$0.31	$0.24	$0.28	$0.33	$0.22	$0.18
Diluted	0.25	0.25	0.31	0.24	0.27	0.33	0.22	0.18

Average shares:
Basic	134,670	134,492	127,508	113,998	114,103	114,590	115,732	118,540
Diluted	135,383	135,011	127,973	114,563	114,716	115,153	116,223	119,076

Quarterly results, most notably interest income, noninterest income and noninterest expense, were impacted by the acquisition of Anchor in May 2016. In addition, the Company sold its insurance operations, ONB Insurance Group, Inc. on May 31, 2016.

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

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2016. The applicable information appearing in the Proxy Statement for the 2017 annual meeting is incorporated by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2016. The applicable information appearing in our Proxy Statement for the 2017 annual meeting is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is omitted from this report, (with the exception of the “Equity Compensation Plan Information”, which is reported in Item 5 of this report and is incorporated herein by reference) pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2016. The applicable information appearing in the Proxy Statement for the 2017 annual meeting is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2016. The applicable information appearing in the Proxy Statement for the 2017 annual meeting is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2016. The applicable information appearing in the Proxy Statement for the 2017 annual meeting is incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements:

The following consolidated financial statements of the registrant and its subsidiaries are filed as part of this document under “Item 8. Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—December 31, 2016 and 2015

Consolidated Statements of Income—Years Ended December 31, 2016, 2015, and 2014

Consolidated Statements of Comprehensive Income – Years Ended December 31, 2016, 2015, and 2014

Consolidated Statements of Changes in Shareholders’ Equity -Years Ended December 31, 2016, 2015, and 2014

Consolidated Statements of Cash Flows—Years Ended December 31, 2016, 2015, and 2014

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

The schedules for Old National and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

3.	Exhibits

The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are as follows:

Exhibit Number

2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

2(a)	Agreement and Plan of Merger dated as of January 11, 2016 by and between Old National Bancorp and Anchor BanCorp Wisconsin Inc. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2016).

2(b)	Stock Purchase Agreement dated as of April 30, 2016 by and among Prime Risk Partners Inc., ONB Insurance Group, Inc., and Old National Bancorp (incorporated by reference to Exhibit 2.1 of Old National’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016).

3(a)	Fourth Amended and Restated Articles of Incorporation of Old National, amended May 13, 2016 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2016).

3(b)	Amended and Restated By-Laws of Old National, amended July 28, 2016(incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2016).

4	Instruments Defining Rights of Security Holders, Including Indentures.

4(a)	Senior Indenture between Old National and The Bank of New York Trust Company (as successor to J.P. Morgan Trust Company, National Association (as successor to Bank One, N.A.)), as trustee, dated as of July 23, 1997 (incorporated by reference to Exhibit 4.3 to Old National’s Registration Statement on Form S-3, Registration No. 333-118374, filed with the Securities and Exchange Commission on December 2, 2004).

4(b)	Second Indenture Supplement, dated as of August 15, 2014, between Old National and The Bank of New York Mellon Trust Company, N.A., as trustee, providing for the issuance of its 4.125% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2014).

10	Material Contracts

(a)	Voting Agreement by and among directors of Anchor BanCorp Wisconsin Inc. (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2016).

(b)	Form of 2016 Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(av) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2015).*

(c)	Form of 2016 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(aw) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2015).*

(d)	Employment Agreement dated as of March 18, 2014, as amended and effective as of May 12, 2016 between Old National Bancorp and James A. Sandgren (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2016).*

(e)	Employment Agreement dated as of May 12, 2016 between Old National Bancorp and James C. Ryan, III (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2016).*

(f)	Employment Agreement dated as of January 1, 2008, as amended and effective as of January 1, 2009, January 1, 2011, and May 12, 2016 between Old National Bancorp and Christopher A. Wolking (incorporated by reference to Exhibit 10.3 of Old National’s Current Report on Form 8-K with the Securities and Exchange Commission on May 12, 2016).*

(g)	Purchase and Sale Agreement dated August 8, 2016, by and between ONB One Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2016).

(h)	Purchase and Sale Agreement dated August 8, 2016, by and between ONB Boonville Sid LLC and Old National Bank (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2016).

(i)	Purchase and Sale Agreement dated August 8, 2016, by and between Henderson Sid LLC and Old National Bank (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2016).

(j)	Purchase and Sale Agreement dated November 17, 2016, by and between ONB 123 Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2016).

(k)	Purchase and Sale Agreement dated November 17, 2016, by and between ONB CTL Portfolio Landlord #3, LLC and Old National Bank (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2016).

(l)	Purchase and Sale Agreement dated November 17, 2016, by and between ONB CTL Portfolio Landlord #5, LLC and Old National Bank (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2016).

(m)	Purchase and Sale Agreement dated November 17, 2016, by and between ONB 4th Street Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 99.4 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2016).

(n)	Form of 2017 Performance Units Award Agreement between Old National and certain key associates is filed herewith.*

(o)	Form of 2017 Restricted Stock Award Agreement between Old National and certain key associates is filed herewith.*

21	Subsidiaries of Old National Bancorp

23.1	Consent of Crowe Horwath LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Old National Bancorp’s Annual Report on Form 10-K Report for the year ended December 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Old National has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD NATIONAL BANCORP

By:	/s/ Robert G. Jones	Date:	February 16, 2017
Robert G. Jones, Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 16, 2017, by the following persons on behalf of Old National and in the capacities indicated.

By:	/s/ Alan W. Braun	By:	/s/ James C. Ryan, III
	Alan W. Braun, Director		James C. Ryan, III,
Senior Executive Vice President and Chief
Financial Officer (Principal Financial Officer)

By:	/s/ Niel C. Ellerbrook	By:	/s/ Randall T. Shepard
	Niel C. Ellerbrook, Director		Randall T. Shepard, Director

By:	/s/ Andrew E. Goebel	By:	/s/ Rebecca S. Skillman
	Andrew E. Goebel, Director		Rebecca S. Skillman, Lead Director

By:	/s/ Jerome F. Henry Jr.	By:	/s/ Kelly N. Stanley
	Jerome F. Henry Jr., Director		Kelly N. Stanley, Director

By:	/s/ Robert G. Jones	By:	/s/ Derrick J. Stewart
	Robert G. Jones,		Derrick J. Stewart, Director
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Phelps L. Lambert	By:	/s/ Katherine E. White
	Phelps L. Lambert, Director		Katherine E. White, Director

By:	/s/ Arthur H. McElwee Jr.	By:	/s/ Linda E. White
	Arthur H. McElwee Jr., Director		Linda E. White, Director

By:	/s/ James T. Morris	By:	/s/ Joan M. Kissel
	James T. Morris, Director		Joan M. Kissel,
Senior Vice President and Corporate Controller
(Principal Accounting Officer)