Form 10-Q
period 2017-03-31
OLD NATIONAL BANCORP /IN/
filed 2017-05-05
CIK 707179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The registrant has one class of common stock (no par value) with 135,435,000 shares outstanding at March 31, 2017.

OLD NATIONAL BANCORP

FORM 10-Q

OLD NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,	March 31,
(dollars and shares in thousands, except per share data)	2017	2016	2016
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$184,974	$209,381	$153,259
Money market and other interest-earning investments	32,061	46,138	22,299

Total cash and cash equivalents	217,035	255,519	175,558
Trading securities, at fair value	5,083	4,982	3,699
Investment securities - available-for-sale, at fair value:
U.S. Treasury	12,117	7,103	12,243
U.S. government-sponsored entities and agencies	543,034	493,956	603,457
Mortgage-backed securities	1,474,995	1,525,019	990,984
States and political subdivisions	452,551	436,684	400,236
Other securities	334,246	334,412	341,523

Total investment securities - available-for-sale	2,816,943	2,797,174	2,348,443
Investment securities - held-to-maturity, at amortized cost (fair value $784,906; $784,172; and $932,590, respectively)	741,448	745,090	869,012
Federal Home Loan Bank/Federal Reserve Bank stock, at cost	107,501	101,716	86,146
Loans held for sale, at fair value	17,373	90,682	22,546
Loans:
Commercial	1,910,536	1,917,099	1,792,988
Commercial real estate	3,222,865	3,130,853	1,922,754
Residential real estate	2,112,262	2,087,530	1,649,996
Consumer credit, net of unearned income	1,886,110	1,875,030	1,641,336

Total loans	9,131,773	9,010,512	7,007,074
Allowance for loan losses	(49,834)	(49,808)	(50,700)

Net loans	9,081,939	8,960,704	6,956,374

FDIC indemnification asset	—	—	7,703
Premises and equipment, net	420,866	429,622	198,065
Accrued interest receivable	76,674	81,381	68,641
Goodwill	655,018	655,018	584,634
Other intangible assets	34,657	37,677	32,443
Company-owned life insurance	353,786	352,956	342,292
Net deferred tax assets	165,376	181,863	98,712
Loan servicing rights	25,446	25,561	10,534
Assets held for sale	14,604	5,970	2,038
Other real estate owned and repossessed personal property	12,547	18,546	13,522
Other assets	123,349	115,776	111,964

Total assets	$14,869,645	$14,860,237	$11,932,326

Liabilities
Deposits:
Noninterest-bearing demand	$3,024,111	$3,016,093	$2,491,767
Interest-bearing:
NOW	2,635,317	2,596,595	2,178,690
Savings	2,997,919	2,954,709	2,271,341
Money market	697,287	707,748	561,250
Time	1,466,718	1,468,108	1,085,847

Total deposits	10,821,352	10,743,253	8,588,895
Federal funds purchased and interbank borrowings	61,016	213,003	165,320
Securities sold under agreements to repurchase	345,550	367,052	379,060
Federal Home Loan Bank advances	1,441,030	1,353,092	899,418
Other borrowings	219,021	218,939	218,393
Accrued expenses and other liabilities	135,317	150,481	172,597

Total liabilities	13,023,286	13,045,820	10,423,683

Shareholders’ Equity
Preferred stock, 2,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $1.00 per share stated value, 300,000 shares authorized, 135,435; 135,159; and 114,352 shares issued and outstanding, respectively	135,435	135,159	114,352
Capital surplus	1,350,866	1,348,338	1,088,037
Retained earnings	408,623	390,292	335,839
Accumulated other comprehensive income (loss), net of tax	(48,565)	(59,372)	(29,585)

Total shareholders’ equity	1,846,359	1,814,417	1,508,643

Total liabilities and shareholders’ equity	$14,869,645	$14,860,237	$11,932,326

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended
	March 31,
(dollars and shares in thousands, except per share data)	2017	2016
Interest Income
Loans including fees:
Taxable	$92,201	$71,572
Nontaxable	3,179	3,004
Investment securities:
Taxable	15,685	13,722
Nontaxable	7,372	6,982
Money market and other interest-earning investments	31	49

Total interest income	118,468	95,329

Interest Expense
Deposits	4,383	3,493
Federal funds purchased and interbank borrowings	356	123
Securities sold under agreements to repurchase	256	373
Federal Home Loan Bank advances	5,312	3,417
Other borrowings	2,360	2,280

Total interest expense	12,667	9,686

Net interest income	105,801	85,643
Provision for loan losses	347	91

Net interest income after provision for loan losses	105,454	85,552

Noninterest Income
Wealth management fees	8,999	8,121
Service charges on deposit accounts	9,843	9,639
Debit card and ATM fees	4,236	3,785
Mortgage banking revenue	4,226	2,920
Insurance premiums and commissions	107	13,121
Investment product fees	4,989	3,905
Company-owned life insurance	2,149	2,038
Net securities gains (losses)	1,500	1,106
Recognition of deferred gain on sale leaseback transactions	537	1,052
Change in FDIC indemnification asset	—	(655)
Other income	6,334	4,419

Total noninterest income	42,920	49,451

Noninterest Expense
Salaries and employee benefits	56,564	56,972
Occupancy	12,134	12,844
Equipment	3,227	2,893
Marketing	3,050	2,486
Data processing	7,608	7,123
Communication	2,414	1,864
Professional fees	2,651	3,368
Loan expense	1,631	1,333
Supplies	579	583
FDIC assessment	2,487	1,919
Other real estate owned expense	1,115	424
Amortization of intangibles	3,020	2,647
Other expense	5,411	3,899

Total noninterest expense	101,891	98,355

Income before income taxes	46,483	36,648
Income tax expense	10,491	9,671

Net income	$35,992	$26,977

Net income per common share - basic	$0.27	$0.24
Net income per common share - diluted	0.27	0.24

Weighted average number of common shares outstanding - basic	134,912	113,998
Weighted average number of common shares outstanding - diluted	135,431	114,563

Dividends per common share	$0.13	$0.13

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2017	2016
Net income	$35,992	$26,977

Other comprehensive income (loss):

Change in securities available-for-sale:
Unrealized holding gains (losses) for the period	15,780	17,857
Reclassification adjustment for securities gains realized in income	(1,500)	(1,106)
Income tax effect	(5,260)	(6,168)

Unrealized gains (losses) on available-for-sale securities	9,020	10,583

Change in securities held-to-maturity:
Amortization of fair value for securities held-to-maturity previously recognized into accumulated other comprehensive income	449	465
Income tax effect	(154)	(159)

Changes from securities held-to-maturity	295	306

Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	580	(11,130)
Reclassification adjustment for losses realized in net income	1,799	1,273
Income tax effect	(904)	3,746

Changes from cash flow hedges	1,475	(6,111)

Defined benefit pension plans:
Amortization of net loss recognized in income	27	700
Income tax effect	(10)	(266)

Changes from defined benefit pension plans	17	434

Other comprehensive income (loss), net of tax	10,807	5,212

Comprehensive income	$46,799	$32,189

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

				Accumulated
				Other	Total
	Common	Capital	Retained	Comprehensive	Shareholders’
(dollars in thousands)	Stock	Surplus	Earnings	Income (Loss)	Equity
Balance at December 31, 2015	$114,297	$1,087,911	$323,759	$(34,797)	$1,491,170
Net income	—	—	26,977	—	26,977
Other comprehensive income	—	—	—	5,212	5,212
Dividends - common stock	—	—	(14,865)	—	(14,865)
Common stock issued	8	96	—	—	104
Common stock repurchased	(41)	(451)	—	—	(492)
Stock-based compensation expense	—	1,268	—	—	1,268
Stock activity under incentive compensation plans	88	(787)	(32)	—	(731)

Balance at March 31, 2016	$114,352	$1,088,037	$335,839	$(29,585)	$1,508,643

Balance at December 31, 2016	$135,159	$1,348,338	$390,292	$(59,372)	$1,814,417
Net income	—	—	35,992	—	35,992
Other comprehensive income	—	—	—	10,807	10,807
Dividends - common stock	—	—	(17,602)	—	(17,602)
Common stock issued	5	86	—	—	91
Common stock repurchased	(70)	(1,197)	—	—	(1,267)
Stock-based compensation expense	—	1,331	—	—	1,331
Stock activity under incentive compensation plans	341	2,308	(59)	—	2,590

Balance at March 31, 2017	$135,435	$1,350,866	$408,623	$(48,565)	$1,846,359

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2017	2016
Cash Flows From Operating Activities
Net income	$35,992	$26,977

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	5,211	3,527
Amortization of other intangible assets	3,020	2,647
Net premium amortization on investment securities	3,846	4,412
Amortization of FDIC indemnification asset	—	655
Stock-based compensation expense	1,331	1,268
Excess tax (benefit) expense on stock-based compensation	288	—
Provision for loan losses	347	91
Net securities (gains) losses	(1,500)	(1,106)
Recognition of deferred gain on sale leaseback transactions	(537)	(1,052)
Net gains on sales of loans and other assets	(2,520)	(792)
Increase in cash surrender value of company-owned life insurance	(2,149)	(2,038)
Residential real estate loans originated for sale	(51,823)	(70,754)
Proceeds from sale of residential real estate loans	127,656	62,795
(Increase) decrease in interest receivable	4,706	457
(Increase) decrease in other real estate owned	5,999	(1,024)
(Increase) decrease in other assets	2,548	3,460
Increase (decrease) in accrued expenses and other liabilities	(12,451)	(14,802)

Total adjustments	83,972	(12,256)

Net cash flows provided by (used in) operating activities	119,964	14,721

Cash Flows From Investing Activities
Purchases of investment securities available-for-sale	(133,288)	(289,184)
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	(5,794)	—
Proceeds from maturities, prepayments, and calls of investment securities available-for-sale	93,040	298,147
Proceeds from sales of investment securities available-for-sale	33,588	76,650
Proceeds from maturities, prepayments, and calls of investment securities held-to-maturity	2,714	1,439
Proceeds from redemption of Federal Home Loan Bank/Federal Reserve Bank stock	9	—
Proceeds from sales of trading securities	127	—
Reimbursements under FDIC loss share agreements	—	877
Net principal collected from (loans made to) loan customers	(121,582)	(60,293)
Proceeds from settlements on company-owned life insurance	1,319	1,040
Proceeds from sale of premises and equipment and other assets	—	3,656
Purchases of premises and equipment and other assets	(5,093)	(4,928)

Net cash flows provided by (used in) investing activities	(134,960)	27,404

Cash Flows From Financing Activities
Net increase (decrease) in:
Deposits	78,099	188,035
Federal funds purchased and interbank borrowings	(151,987)	(125,770)
Securities sold under agreements to repurchase	(21,502)	(8,349)
Payments for maturities on Federal Home Loan Bank advances	(641,830)	(475,121)
Payments for maturities on other borrowings	(80)	(17)
Proceeds from Federal Home Loan Bank advances	730,000	350,000
Cash dividends paid on common stock	(17,602)	(14,865)
Common stock repurchased	(1,267)	(492)
Proceeds from exercise of stock options	2,590	90
Common stock issued	91	104

Net cash flows provided by (used in) financing activities	(23,488)	(86,385)

Net increase (decrease) in cash and cash equivalents	(38,484)	(44,260)
Cash and cash equivalents at beginning of period	255,519	219,818

Cash and cash equivalents at end of period	$217,035	$175,558

Supplemental cash flow information:
Total interest paid	$14,642	$11,265
Total taxes paid (net of refunds)	$—	$2,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of March 31, 2017 and 2016, and December 31, 2016, and the results of its operations for the three months ended March 31, 2017 and 2016. Interim results do not necessarily represent annual results. These financial statements should be read in conjunction with Old National’s Annual Report for the year ended December 31, 2016.

All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the 2017 presentation. Such reclassifications had no effect on net income or shareholders’ equity and were insignificant amounts.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

FASB ASC 606 – In May 2014, the Financial Accounting Standards Board (“FASB”) issued an update (ASU No. 2014-09, Revenue from Contracts with Customers) creating FASB Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. We do not expect the new standard, or any of the amendments detailed below, to result in a material change from our current accounting for revenue because the majority of the Company’s financial instruments are not within the scope of Topic 606, but it will result in new disclosure requirements.

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

FASB ASC 842 – In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. Based on leases outstanding at March 31, 2017, we do not expect the new standard to have a material impact on our income statement, but anticipate an $80 million to $100 million increase in our assets and liabilities. Decisions to repurchase, modify or renew leases prior to the implementation date will impact this level of materiality.

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

FASB ASC 718 – In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting. The amendments are intended to improve the accounting for employee shared-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The amendments in this update became effective on January 1, 2017 and resulted in a $0.3 million expense during the three months ended March 31, 2017.

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

FASB ASC 805 – In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update provide a more robust framework to use in determining when a set of assets and activities is a business. Because the current definition of a business is interpreted broadly and can be difficult to apply, stakeholders indicated that analyzing transactions is inefficient and costly and that the definition does not permit the use of reasonable judgment. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

FASB ASC 350 – In January 2017, the FASB issued ASU No. 2017-04, Intangibles: Goodwill and Other: Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, the income tax effects of tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the qualitative impairment test is necessary. The amendments should be applied on a prospective basis. The nature of and reason for the change in accounting principle should be disclosed upon transition. The amendments in this update should be adopted for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted on testing dates after January 1, 2017. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

FASB ASC 610 – In February 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. Subtopic 610-20 was originally issued as part of ASU No. 2014-09 to provide guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. This update was issued to help clarify uncertainties and complexities of ASU 2014-09. The amendments in this update define the term in substance nonfinancial asset, in part, as a financial asset promised to a counterparty in a contract if substantially all of its fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets. If substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets. The amendments in this update also clarify that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. The amendment in this update require an entity to derecognize a distinct nonfinancial asset or distinct in substance nonfinancial asset in a partial sale transaction when it (1) does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with Topic 810 and (2) transfers control of the asset in accordance with Topic 606. Once an entity transfers control of a distinct nonfinancial asset or distinct in substance nonfinancial asset, it is required to measure any noncontrolling interest it receives (or retains) at fair value. The amendments are effective at the same time as the amendments in ASU 2014-09. Therefore, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

FASB ASC 715 - In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this update require that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. The amendments in this update improve the consistency, transparency, and usefulness of financial information to users that have communicated that the service cost component generally is analyzed differently from the other components of net benefit cost. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

FASB ASC 310 - In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This update amends the amortization period for certain purchased callable debt securities held at a premium. FASB is shortening the amortization period for the premium to the earliest call date. Under current generally accepted accounting principles (“GAAP”), entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. Concerns were raised that current GAAP excludes certain callable debt securities from consideration of early repayment of principal even if the holder is certain that the call will be exercised. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings. There is diversity in practice (1) in the amortization period for premiums of callable debt securities and (2) in how the potential for exercise of a call is factored into current impairment assessments. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

NOTE 3 – ACQUISITION AND DIVESTITURE ACTIVITY

Acquisitions

Anchor BanCorp Wisconsin Inc.

Effective May 1, 2016 (the “Closing Date”), Old National completed the acquisition of Madison, Wisconsin-based Anchor BanCorp Wisconsin Inc. (“Anchor”) through a stock and cash merger. Anchor was a savings and loan holding company with AnchorBank, fsb (“AnchorBank”) as its wholly-owned subsidiary. AnchorBank operated 46 banking centers, including 32 banking centers in the Madison, Milwaukee and Fox Valley triangle. Old National believes that it will be able to achieve cost savings by integrating the two companies and combining accounting, data processing, retail and lending support, and other administrative functions after the merger, which will enable Old National to achieve economies of scale in these areas.

Pursuant to the merger agreement, shareholders of Anchor could elect to receive either 3.5505 shares of Old National common stock or $48.50 in cash for each share of Anchor they held, subject to a maximum of 40% of the purchase price in cash. The total fair value of consideration paid for Anchor was $459.8 million, consisting of $186.2 million of cash and the issuance of 20.4 million shares of Old National Common Stock valued at $273.6 million. This acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. Through March 31, 2017, transaction and integration costs of $15.9 million associated with the acquisition have been expensed as incurred.

Under the acquisition method of accounting, the consideration paid is allocated to net tangible and intangible assets based on their current estimated fair values on the date of acquisition. Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on assumptions that are subject to change, the consideration paid for the Anchor acquisition is allocated as follows (in thousands):

Cash and cash equivalents	$123,657
Investment securities	235,240
Federal Home Loan Bank stock	4,596
Loans held for sale	9,334
Loans	1,637,806
Premises and equipment	35,721
Accrued interest receivable	7,308
Other real estate owned	17,349
Company-owned life insurance	7,278
Other assets	126,210
Deposits	(1,852,713)
Securities sold under agreements to repurchase	(3,132)
Other borrowings	(123)
Accrued expenses and other liabilities	(36,957)

Net tangible assets acquired	311,574
Definite-lived intangible assets acquired	21,559
Loan servicing rights	15,274
Goodwill	111,347

Total consideration paid	$459,754

Prior to the end of the one year measurement period for finalizing the consideration paid allocation, if information becomes available which would indicate adjustments are required to the allocation, such adjustments will be included in the allocation in the reporting period in which the adjustment amounts are determined.

The portion of the consideration paid allocated to goodwill will not be deductible for tax purposes.

The estimated fair value of the core deposit intangible is $21.6 million and will be amortized over an estimated useful life of 7 years.

Acquired loan data for Anchor can be found in the table below:

			Best Estimate at
			Acquisition Date of
	Fair Value	Gross Contractual	Contractual Cash
	of Acquired Loans	Amounts Receivable	Flows Not Expected
(in thousands)	at Acquisition Date	at Acquisition Date	to be Collected
Acquired receivables subject to ASC 310-30	$20,174	$29,544	$6,153
Acquired receivables not subject to ASC 310-30	$1,617,632	$2,143,532	$274,155

Divestitures

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

NOTE 4 - NET INCOME PER SHARE

Basic and diluted net income per share are calculated using the two-class method. Net income is divided by the weighted-average number of common shares outstanding during the period. Adjustments to the weighted average number of common shares outstanding are made only when such adjustments will dilute net income per common share. Net income is then divided by the weighted-average number of common shares and common share equivalents during the period.

The following table reconciles basic and diluted net income per share for the three months ended March 31, 2017 and 2016:

	Three Months Ended
(dollars and shares in thousands,	March 31,
except per share data)	2017	2016
Basic Earnings Per Share
Net income	$35,992	$26,977

Weighted average common shares outstanding	134,912	113,998

Basic Net Income Per Share	$0.27	$0.24

Diluted Earnings Per Share
Net income	$35,992	$26,977

Weighted average common shares outstanding	134,912	113,998
Effect of dilutive securities:
Restricted stock (1)	445	526
Stock options (2)	74	39

Weighted average shares outstanding	135,431	114,563

Diluted Net Income Per Share	$0.27	$0.24

(1)	22 thousand shares and 4 thousand shares of restricted stock at March 31, 2017 and 2016, respectively, were not included in the computation of net income per diluted share because the effect would be antidilutive.
(2)	Options to purchase 55 thousand shares and 0.8 million shares outstanding at March 31, 2017 and 2016, respectively, were not included in the computation of net income per diluted share because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes within each classification of accumulated other comprehensive income (loss) (“AOCI”) net of tax for the three months ended March 31, 2017 and 2016:

(dollars in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Total
Three Months Ended March 31, 2017
Balance at January 1, 2017	$(39,012)	$(13,310)	$(6,715)	$(335)	$(59,372)
Other comprehensive income (loss) before reclassifications	9,967	—	360	—	10,327
Amounts reclassified from accumulated other comprehensive income (loss) (a)	(947)	295	1,115	17	480

Net other comprehensive income (loss)	9,020	295	1,475	17	10,807

Balance at March 31, 2017	$(29,992)	$(13,015)	$(5,240)	$(318)	$(48,565)

Three Months Ended March 31, 2016
Balance at January 1, 2016	$(3,806)	$(14,480)	$(9,276)	$(7,235)	$(34,797)
Other comprehensive income (loss) before reclassifications	11,282	—	(6,900)	—	4,382
Amounts reclassified from accumulated other comprehensive income (loss) (a)	(699)	306	789	434	830

Net other comprehensive income (loss)	10,583	306	(6,111)	434	5,212

Balance at March 31, 2016	$6,777	$(14,174)	$(15,387)	$(6,801)	$(29,585)

(a)	See table below for details about reclassifications.

The following table summarizes the significant amounts reclassified out of each component of AOCI for the three months ended March 31, 2017 and 2016:

	Amount Reclassified		Affected Line Item in the
Details about AOCI Components	from AOCI		Statement of Income
	Three Months Ended
	March 31,
(dollars in thousands)	2017	2016
Unrealized gains and losses on available-for-sale securities	$1,500	$1,106	Net securities gains
	(553)	(407)	Income tax (expense) benefit

	$947	$699	Net income

Unrealized gains and losses on held-to-maturity securities	$(449)	$(465)	Interest income (expense)
	154	159	Income tax (expense) benefit

	$(295)	$(306)	Net income

Gains and losses on cash flow hedges Interest rate contracts	$(1,799)	$(1,273)	Interest income (expense)
	684	484	Income tax (expense) benefit

	$(1,115)	$(789)	Net income

Amortization of defined benefit pension items Actuarial gains (losses)	$(27)	$(700)	Salaries and employee benefits
	10	266	Income tax (expense) benefit

	$(17)	$(434)	Net income

Total reclassifications for the period	$(480)	$(830)	Net income

NOTE 6 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at March 31, 2017 and December 31, 2016 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2017
Available-for-Sale
U.S. Treasury	$11,966	$152	$(1)	$12,117
U.S. government-sponsored entities and agencies	553,203	110	(10,279)	543,034
Mortgage-backed securities - Agency	1,496,620	5,866	(27,491)	1,474,995
States and political subdivisions	457,358	4,948	(9,755)	452,551
Pooled trust preferred securities	16,852	—	(8,564)	8,288
Other securities	328,167	1,407	(3,616)	325,958

Total available-for-sale securities	$2,864,166	$12,483	$(59,706)	$2,816,943

Held-to-Maturity
U.S. government-sponsored entities and agencies	$40,021	$89	$—	$40,110
Mortgage-backed securities - Agency	9,566	288	—	9,854
States and political subdivisions	691,861	43,210	(129)	734,942

Total held-to-maturity securities	$741,448	$43,587	$(129)	$784,906

December 31, 2016
Available-for-Sale
U.S. Treasury	$6,963	$140	$—	$7,103
U.S. government-sponsored entities and agencies	506,234	113	(12,391)	493,956
Mortgage-backed securities - Agency	1,551,465	6,923	(33,369)	1,525,019
States and political subdivisions	446,003	4,183	(13,502)	436,684
Pooled trust preferred securities	17,011	—	(8,892)	8,119
Other securities	331,001	1,074	(5,782)	326,293

Total available-for-sale securities	$2,858,677	$12,433	$(73,936)	$2,797,174

Held-to-Maturity
U.S. government-sponsored entities and agencies	$40,131	$427	$—	$40,558
Mortgage-backed securities - Agency	10,640	300	—	10,940
States and political subdivisions	694,319	38,915	(560)	732,674

Total held-to-maturity securities	$745,090	$39,642	$(560)	$784,172

Proceeds from sales or calls of available-for-sale investment securities, the resulting realized gains and realized losses, and other securities gains or losses were as follows for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(dollars in thousands)	2017	2016
Proceeds from sales of available-for-sale securities	$33,588	$76,650
Proceeds from calls of available-for-sale securities	10,520	124,311

Total	$44,108	$200,961

Realized gains on sales of available-for-sale securities	$1,329	$1,660
Realized gains on calls of available-for-sale securities	—	244
Realized losses on sales of available-for-sale securities	(30)	(446)
Realized losses on calls of available-for-sale securities	(1)	(87)
Other securities gains (losses) (1)	202	(265)

Net securities gains (losses)	$1,500	$1,106

(1)	Other securities gains (losses) includes net realized gains or losses associated with trading securities and mutual funds.

Trading securities, which consist of mutual funds held in trusts associated with deferred compensation plans for former directors and executives, are recorded at fair value and totaled $5.1 million at March 31, 2017 and $5.0 million at December 31, 2016.

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

	At March 31, 2017
(dollars in thousands)			Weighted
	Amortized	Fair	Average
Maturity	Cost	Value	Yield
Available-for-Sale
Within one year	$38,790	$38,870	1.78%
One to five years	311,574	311,107	2.19
Five to ten years	386,471	388,129	2.78
Beyond ten years	2,127,331	2,078,837	2.45

Total	$2,864,166	$2,816,943	2.46%

Held-to-Maturity
Within one year	$22,670	$23,140	5.87%
One to five years	68,261	70,943	4.37
Five to ten years	147,381	154,829	4.83
Beyond ten years	503,136	535,994	5.61

Total	$741,448	$784,906	5.35%

The following table summarizes the investment securities with unrealized losses at March 31, 2017 and December 31, 2016 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
March 31, 2017
Available-for-Sale
U.S. Treasury	$6,499	$(1)	$—	$—	$6,499	$(1)
U.S. government-sponsored entities and agencies	455,813	(10,279)	—	—	455,813	(10,279)
Mortgage-backed securities - Agency	1,176,954	(24,778)	55,246	(2,713)	1,232,200	(27,491)
States and political subdivisions	227,130	(9,557)	5,702	(198)	232,832	(9,755)
Pooled trust preferred securities	—	—	8,288	(8,564)	8,288	(8,564)
Other securities	100,136	(1,973)	102,143	(1,643)	202,279	(3,616)

Total available-for-sale	$1,966,532	$(46,588)	$171,379	$(13,118)	$2,137,911	$(59,706)

Held-to-Maturity
States and political subdivisions	$30,153	$(129)	$—	$—	$30,153	$(129)

Total held-to-maturity	$30,153	$(129)	$—	$—	$30,153	$(129)

December 31, 2016
Available-for-Sale
U.S. government-sponsored entities and agencies	$432,192	$(12,391)	$—	$—	$432,192	$(12,391)
Mortgage-backed securities - Agency	1,177,093	(30,295)	57,636	(3,074)	1,234,729	(33,369)
States and political subdivisions	286,351	(13,247)	4,919	(255)	291,270	(13,502)
Pooled trust preferred securities	—	—	8,119	(8,892)	8,119	(8,892)
Other securities	121,498	(2,734)	126,539	(3,048)	248,037	(5,782)

Total available-for-sale	$2,017,134	$(58,667)	$197,213	$(15,269)	$2,214,347	$(73,936)

Held-to-Maturity
States and political subdivisions	$59,481	$(560)	$—	$—	$59,481	$(560)

Total held-to-maturity	$59,481	$(560)	$—	$—	$59,481	$(560)

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

We did not record other-than-temporary-impairments during the three months ended March 31, 2017 or 2016.

At March 31, 2017, Old National’s securities portfolio consisted of 1,660 securities, 408 of which were in an unrealized loss position. The unrealized losses attributable to our U.S. government-sponsored entities and agencies, agency mortgage-backed securities, states and political subdivisions, and other securities are the result of fluctuations in interest rates. Our pooled trust preferred securities are discussed below.

Pooled Trust Preferred Securities

At March 31, 2017, our securities portfolio contained three pooled trust preferred securities with a fair value of $8.3 million and unrealized losses of $8.6 million. One of the pooled trust preferred securities in our portfolio falls within the scope of FASB ASC 325-10 (EITF 99-20) and has a fair value of $0.3 million with an unrealized loss of $2.7 million at March 31, 2017. This security was rated A3 at inception, but is rated D at March 31, 2017. The issuers in this security are banks. We use the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine whether an adverse change in cash flows has occurred during the quarter. The OTTI model considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and a limited number of recoveries on current or projected interest payment deferrals. In addition, we use the model to “stress” this CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Old National’s note class. For the three months ended March 31, 2017 and 2016, our model indicated no other-than-temporary-impairment losses on this security. At March 31, 2017, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell any securities.

Two of our pooled trust preferred securities with a fair value of $8.0 million and unrealized losses of $5.9 million at March 31, 2017 are not subject to FASB ASC 325-10. These securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. For the three months ended March 31, 2017 and 2016, our analysis indicated no OTTI on these securities.

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

								Actual	Expected	Excess
								Deferrals	Defaults as	Subordination
							# of Issuers	and Defaults	a % of	as a % of
Trust preferred securities		Lowest			Unrealized	Realized	Currently	as a % of	Remaining	Current
March 31, 2017		Credit	Amortized	Fair	Gain/	Losses	Performing/	Original	Performing	Performing
(dollars in thousands)	Class	Rating (1)	Cost	Value	(Loss)	2017	Remaining	Collateral	Collateral	Collateral
Pooled trust preferred securities:
Reg Div Funding 2004	B-2	D	$2,948	$263	$(2,685)	$—	22/37	32.1%	7.5%	0.0%
Pretsl XXVII LTD	B	B	4,422	2,381	(2,041)	—	35/44	16.7%	4.3%	46.5%
Trapeza Ser 13A	A2A	BBB	9,482	5,644	(3,838)	—	50/55	4.5%	4.8%	45.8%

			16,852	8,288	(8,564)	—

Single Issuer trust preferred securities:
Fleet Cap Tr V (BOA)		BB+	3,399	3,211	(188)	—
JP Morgan Chase Cap XIII		BBB-	4,770	4,513	(257)	—
NB-Global		BB+	790	915	125	—
Chase Cap II		BBB-	826	908	82	—

			9,785	9,547	(238)	—

Total			$26,637	$17,835	$(8,802)	$—

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

NOTE 7 - LOANS HELD FOR SALE

Mortgage loans held for immediate sale in the secondary market were $17.4 million at March 31, 2017, compared to $90.7 million at December 31, 2016. Residential loans that Old National has originated with the intent to sell are recorded at fair value in accordance with FASB ASC 825-10 (SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities). Beginning with the inception of an in-house servicing unit in the third quarter of 2014, conventional mortgage production is sold on a servicing retained basis. Certain loans, such as government guaranteed mortgage loans are sold on servicing released basis.

NOTE 8 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Old National’s finance receivables consist primarily of loans made to consumers and commercial clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling, and retailing. Most of Old National’s lending activity occurs within our principal geographic markets of Indiana, Kentucky, Michigan, and Wisconsin. Old National manages concentrations of credit exposure by industry, product, geography, customer relationship, and loan size, with no concentration of loans exceeding 10% of its portfolio.

The composition of loans by lending classification was as follows:

	March 31,	December 31,
(dollars in thousands)	2017	2016
Commercial (1)	$1,910,536	$1,917,099
Commercial real estate:
Construction (2)	357,055	357,802
Other (2)	2,865,810	2,773,051
Residential real estate	2,112,262	2,087,530
Consumer credit:
Home equity	464,911	476,439
Auto	1,199,580	1,167,737
Other	221,619	230,854

Total loans	9,131,773	9,010,512
Allowance for loan losses	(49,834)	(49,808)

Net loans	$9,081,939	$8,960,704

(1)	Includes direct finance leases of $9.9 million at March 31, 2017 and $10.8 million at December 31, 2016.
(2)	Certain commercial real estate construction loans were reclassified from commercial real estate - other due to a misclassification at December 31, 2016.

The risk characteristics of each loan portfolio segment are as follows:

Commercial

Commercial loans are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

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

Included with commercial real estate are construction loans, which are underwritten utilizing independent appraisal reviews, sensitivity analysis of absorption and lease rates, financial analysis of the developers and property owners, and feasibility studies, if available. Construction loans are generally based on estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders (including Old National), sales of developed property, or an interim loan commitment from Old National until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions, and the availability of long-term financing.

The acquisition of Anchor on May 1, 2016 added $926.2 million of commercial real estate loans to our portfolio. At 189%, Old National Bank’s commercial real estate loans as a percentage of its risk-based capital remained well below the regulatory guideline limit of 300% at March 31, 2017.

Residential

With respect to residential loans that are secured by 1-4 family residences and are generally owner occupied, Old National typically establishes a maximum loan-to-value ratio and generally requires private mortgage insurance if that ratio is exceeded. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in residential property values. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Consumer

Home equity loans are typically secured by a subordinate interest in 1-4 family residences, and consumer loans are secured by consumer assets such as automobiles or recreational vehicles. We assumed student loans in the acquisition of Anchor in May 2016. At March 31, 2017, student loans totaled $74.6 million and are guaranteed by the government from 97% to 100%. Some consumer loans are unsecured such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in residential property or other collateral values. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Covered loans

Covered loans totaled $95.4 million at March 31, 2016 and were reclassified to the appropriate loan portfolio segments on the balance sheet for that period. Covered loans were subject to loss share agreements. Old National entered into an agreement with the FDIC on June 22, 2016 to terminate its loss share agreements. Under the early termination agreement, the FDIC made a final payment of $8.7 million to Old National as consideration for the early termination. All future gains and losses associated with covered loans will be recognized entirely by Old National.

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

Old National’s activity in the allowance for loan losses for the three months ended March 31, 2017 and 2016 was as follows:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Residential	Consumer	Unallocated	Total
Three Months Ended March 31, 2017
Balance at January 1, 2017	$21,481	$18,173	$1,643	$8,511	$—	$49,808
Charge-offs	(470)	(568)	(414)	(1,787)	—	(3,239)
Recoveries	603	1,225	79	1,011	—	2,918
Provision	494	(877)	428	302	—	347

Balance at March 31, 2017	$22,108	$17,953	$1,736	$8,037	$—	$49,834

Three Months Ended March 31, 2016
Balance at January 1, 2016	$26,347	$15,993	$2,051	$7,842	$—	$52,233
Charge-offs	(1,527)	(279)	(140)	(1,996)	—	(3,942)
Recoveries	818	840	26	634	—	2,318
Provision	(517)	(783)	(188)	1,579	—	91

Balance at March 31, 2016	$25,121	$15,771	$1,749	$8,059	$—	$50,700

The following table provides Old National’s recorded investment in financing receivables by portfolio segment at March 31, 2017 and December 31, 2016 and other information regarding the allowance:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Residential	Consumer	Unallocated	Total
March 31, 2017
Allowance for loan losses:
Individually evaluated for impairment	$4,980	$3,793	$—	$—	$—	$8,773
Collectively evaluated for impairment	17,050	14,141	1,736	7,704	—	40,631
Loans acquired with deteriorated credit quality	78	19	—	333	—	430

Total allowance for loan losses	$22,108	$17,953	$1,736	$8,037	$—	$49,834

Loans and leases outstanding:
Individually evaluated for impairment	$37,754	$49,409	$—	$—	$—	$87,163
Collectively evaluated for impairment	1,872,067	3,147,808	2,099,114	1,878,769	—	8,997,758
Loans acquired with deteriorated credit quality	715	25,648	13,148	7,341	—	46,852

Total loans and leases outstanding	$1,910,536	$3,222,865	$2,112,262	$1,886,110	$—	$9,131,773

December 31, 2016
Allowance for loan losses:
Individually evaluated for impairment	$4,561	$3,437	$—	$—	$—	$7,998
Collectively evaluated for impairment	16,838	14,717	1,643	8,334	—	41,532
Loans acquired with deteriorated credit quality	82	19	—	177	—	278

Total allowance for loan losses	$21,481	$18,173	$1,643	$8,511	$—	$49,808

Loans and leases outstanding:
Individually evaluated for impairment	$45,960	$57,230	$—	$—	$—	$103,190
Collectively evaluated for impairment	1,870,289	3,040,849	2,073,950	1,866,815	—	8,851,903
Loans acquired with deteriorated credit quality	850	32,774	13,580	8,215	—	55,419

Total loans and leases outstanding	$1,917,099	$3,130,853	$2,087,530	$1,875,030	$—	$9,010,512

Credit Quality

Old National’s management monitors the credit quality of its financing receivables in an on-going manner. Internally, management assigns an asset quality rating (“AQR”) to each non-homogeneous commercial and commercial real estate loan in the portfolio, with the exception of certain FICO-scored small business loans. The primary determinants of the AQR are based upon the reliability of the primary source of repayment and the past, present, and projected financial condition of the borrower. The AQR will also consider current industry conditions. Major factors used in determining the AQR can vary based on the nature of the loan, but commonly include factors such as debt service coverage, internal cash flow, liquidity, leverage, operating performance, debt burden, FICO scores, occupancy, interest rate sensitivity, and expense burden. Old National uses the following definitions for risk ratings:

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

Pass rated loans are those loans that are other than criticized, classified – substandard, classified – nonaccrual, or classified – doubtful.

The risk category of commercial and commercial real estate loans by class of loans at March 31, 2017 and December 31, 2016 was as follows:

(dollars in thousands)			Commercial		Commercial
			Real Estate -		Real Estate -
Corporate Credit Exposure	Commercial		Construction		Other
Credit Risk Profile by	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
Internally Assigned Grade	2017	2016	2017	2016	2017	2016
Grade:
Pass	$1,796,685	$1,750,923	$357,055	$347,325	$2,699,177	$2,669,890
Criticized	40,599	45,614	—	9,258	55,282	40,590
Classified - substandard	36,566	63,978	—	49	62,960	19,715
Classified - nonaccrual	33,533	53,062	—	1,170	38,560	33,833
Classified - doubtful	3,153	3,522	—	—	9,831	9,023

Total	$1,910,536	$1,917,099	$357,055	$357,802	$2,865,810	$2,773,051

Old National considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, Old National also evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity at March 31, 2017 and December 31, 2016:

(dollars in thousands)		Consumer
		Home
	Residential	Equity	Auto	Other
March 31, 2017
Performing	$2,094,446	$460,295	$1,197,713	$215,618
Nonperforming	17,816	4,616	1,867	6,001

Total	$2,112,262	$464,911	$1,199,580	$221,619

December 31, 2016
Performing	$2,069,856	$472,008	$1,166,114	$223,786
Nonperforming	17,674	4,431	1,623	7,068

Total	$2,087,530	$476,439	$1,167,737	$230,854

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

The following table shows Old National’s impaired loans at March 31, 2017 and December 31, 2016, respectively. Only purchased loans that have experienced subsequent impairment since the date acquired are included in the table below.

		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
March 31, 2017
With no related allowance recorded:
Commercial	$28,559	$29,659	$—
Commercial Real Estate - Other	34,755	36,272	—
Residential	2,253	2,274	—
Consumer	1,847	2,089	—
With an allowance recorded:
Commercial	9,195	9,214	4,980
Commercial Real Estate - Other	14,654	15,200	3,793
Residential	1,154	1,154	58
Consumer	2,081	2,081	104

Total	$94,498	$97,943	$8,935

December 31, 2016
With no related allowance recorded:
Commercial	$29,001	$29,634	$—
Commercial Real Estate - Other	30,585	32,413	—
Residential	1,610	1,631	—
Consumer	827	946	—
With an allowance recorded:
Commercial	16,959	17,283	4,561
Commercial Real Estate - Other	26,645	27,177	3,437
Residential	1,081	1,081	54
Consumer	1,924	1,924	96

Total	$108,632	$112,089	$8,148

The average balance of impaired loans during the three months ended March 31, 2017 and 2016 are included in the table below.

	Three Months Ended
	March 31,
(dollars in thousands)	2017	2016
Average Recorded Investment
With no related allowance recorded:
Commercial	$28,780	$34,085
Commercial Real Estate - Other	32,671	27,149
Residential	1,931	1,362
Consumer	1,377	1,019
With an allowance recorded:
Commercial	8,743	18,283
Commercial Real Estate - Construction	—	234
Commercial Real Estate - Other	20,650	14,097
Residential	1,118	1,001
Consumer	2,003	2,651

Total	$97,273	$99,881

The Company does not record interest on nonaccrual loans until principal is recovered. Interest income recognized on impaired loans during the three months ended March 31, 2017 and 2016 was immaterial.

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

Old National’s past due financing receivables at March 31, 2017 and December 31, 2016 were as follows:

			Recorded
			Investment >
	30-59 Days	60-89 Days	90 Days and		Total
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Current
March 31, 2017
Commercial	$512	$—	$—	$36,686	$37,198	$1,873,338
Commercial Real Estate:
Construction	—	—	—	—	—	357,055
Other	899	—	80	48,391	49,370	2,816,440
Residential	16,351	472	2	17,816	34,641	2,077,621
Consumer:
Home equity	1,185	544	—	4,616	6,345	458,566
Auto	3,379	643	185	1,867	6,074	1,193,506
Other	2,538	2,141	114	6,001	10,794	210,825

Total loans	$24,864	$3,800	$381	$115,377	$144,422	$8,987,351

December 31, 2016
Commercial	$847	$279	$23	$56,585	$57,734	$1,859,365
Commercial Real Estate:
Construction	—	—	—	1,170	1,170	356,632
Other	1,652	150	—	42,856	44,658	2,728,393
Residential	17,786	3,770	2	17,674	39,232	2,048,298
Consumer:
Home equity	1,511	423	—	4,431	6,365	470,074
Auto	5,903	1,037	242	1,623	8,805	1,158,932
Other	3,561	1,919	61	7,068	12,609	218,245

Total loans	$31,260	$7,578	$328	$131,407	$170,573	$8,839,939

Loan Participations

Old National has loan participations, which qualify as participating interests, with other financial institutions. At March 31, 2017, these loans totaled $464.6 million, of which $237.5 million had been sold to other financial institutions and $227.1 million was retained by Old National. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder, involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder, all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership, and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.

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

If we are unable to resolve a nonperforming loan issue, the credit will be charged off when it is apparent there will be a loss. For large commercial type loans, each relationship is individually analyzed for evidence of apparent loss based on quantitative benchmarks or subjectively based upon certain events or particular circumstances. Generally, Old National charges off small commercial loans scored through our small business credit center with contractual balances under $250,000 that have been placed on nonaccrual status or became 90 days or more delinquent, without regard to the collateral position. For residential and consumer loans, a charge off is recorded at the time foreclosure is initiated or when the loan becomes 120 to 180 days past due, whichever is earlier.

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

The following table presents activity in TDRs for the three months ended March 31, 2017 and 2016:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Residential	Consumer	Total
Three Months Ended March 31, 2017
Balance at January 1, 2017	$16,802	$18,327	$2,985	$2,602	$40,716
(Charge-offs)/recoveries	35	355	—	(100)	290
Payments	(3,827)	(1,751)	(142)	(508)	(6,228)
Additions	9,442	—	564	1,924	11,930
Interest collected on nonaccrual loans	2,170	358	—	11	2,539

Balance at March 31, 2017	$24,622	$17,289	$3,407	$3,929	$49,247

Three Months Ended March 31, 2016
Balance at January 1, 2016	$23,354	$14,602	$2,693	$3,602	$44,251
(Charge-offs)/recoveries	(826)	62	32	(18)	(750)
Payments	(3,565)	(1,106)	(348)	(309)	(5,328)
Additions	1,542	9,476	133	385	11,536

Balance at March 31, 2016	$20,505	$23,034	$2,510	$3,660	$49,709

Approximately $34.2 million of the TDRs at March 31, 2017 were included with nonaccrual loans, compared to $26.3 million at December 31, 2016. Old National has allocated specific reserves to customers whose loan terms have been modified in TDRs totaling $5.0 million at March 31, 2017 and $4.0 million at December 31, 2016. At March 31, 2017, Old National had committed to lend an additional $5.5 million to customers with outstanding loans that are classified as TDRs.

The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the three months ended March 31, 2017 and 2016 are the same except for when the loan modifications involve the forgiveness of principal. The following table presents loans by class modified as TDRs that occurred during the three months ended March 31, 2017 and 2016:

		Pre-modification	Post-modification
	Number	Outstanding Recorded	Outstanding Recorded
(dollars in thousands)	of Loans	Investment	Investment
Three Months Ended March 31, 2017
Troubled Debt Restructuring:
Commercial	6	$9,442	$9,442
Residential	3	564	564
Consumer	5	1,924	1,924

Total	14	$11,930	$11,930

Three Months Ended March 31, 2016
Troubled Debt Restructuring:
Commercial	10	$1,542	$1,542
Commercial Real Estate - Other	7	9,476	9,476
Residential	1	133	133
Consumer	8	385	385

Total	26	$11,536	$11,536

The TDRs that occurred during the three months ended March 31, 2017 decreased the allowance for loan losses by $0.1 million due to a change in collateral position and resulted in no charge-offs during the three months ended March 31, 2017. The TDRs that occurred during the three months ended March 31, 2016 increased the allowance for loan losses by $0.2 million and resulted in $0.6 million of charge-offs.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

There were no loans that were modified as TDRs within the preceding twelve months, and for which there was a payment default during the three months ended March 31, 2017.

There were 4 commercial loans and 3 commercial real estate loans totaling $0.6 million that were modified as TDRs within the preceding twelve months, and for which there was a payment default during the three months ended March 31, 2016.

The terms of certain other loans were modified during the three months ended March 31, 2017 that did not meet the definition of a TDR. It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have extended the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification. The evaluation is performed under our internal underwriting policy. We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral or a bona fide guarantee. We also consider whether the modification was insignificant relative to the other terms of the agreement or the delay in a payment.

Purchased credit impaired (“PCI”) loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition. If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually. If the purchased credit impaired loan is being accounted for as part of a pool, it will not be removed from the pool. As of March 31, 2017, it has not been necessary to remove any loans from PCI accounting.

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

Old National has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. For these loans that meet the criteria of ASC 310-30 treatment, the carrying amount was as follows:

	March 31,	December 31,
(dollars in thousands)	2017	2016
Commercial	$715	$850
Commercial real estate	25,648	32,774
Residential	13,148	13,580
Consumer	7,341	8,215

Carrying amount	46,852	55,419
Allowance for loan losses	(430)	(278)

Carrying amount, net of allowance	$46,422	$55,141

The outstanding balance of loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties, was $255.8 million at March 31, 2017 and $268.0 million at December 31, 2016.

The accretable difference on purchased loans acquired in a business combination is the difference between the expected cash flows and the net present value of expected cash flows with such difference accreted into earnings using the effective yield method over the term of the loans. Accretion recorded as loan interest income totaled $4.7 million during the three months ended March 31, 2017 and $8.7 million during the three months ended March 31, 2016. Improvement in cash flow expectations has resulted in a reclassification from nonaccretable difference to accretable yield as shown in the table below.

Accretable yield of purchased credit impaired loans, or income expected to be collected, is as follows:

(dollars in thousands)	2017	2016
Balance at January 1,	$33,603	$45,310
Accretion of income	(4,685)	(8,661)
Reclassifications from (to) nonaccretable difference	610	2,870
Disposals/other adjustments	6	367

Balance at March 31,	$29,534	$39,886

Included in Old National’s allowance for loan losses is $0.4 million related to the purchased loans disclosed above at March 31, 2017, compared to $0.3 million at December 31, 2016.

PCI loans purchased during 2016 for which it was probable at acquisition that all contractually required payments would not be collected were as follows:

(dollars in thousands)	Anchor (1)
Contractually required payments	$29,544
Nonaccretable difference	(6,153)

Cash flows expected to be collected at acquisition	23,391
Accretable yield	(3,217)

Fair value of acquired loans at acquisition	$20,174

(1)	Old National acquired Anchor effective May 1, 2016.

Income would not be recognized on certain purchased loans if Old National could not reasonably estimate cash flows to be collected. Old National had no purchased loans for which it could not reasonably estimate cash flows to be collected.

NOTE 9 – OTHER REAL ESTATE OWNED

The following table presents activity in other real estate owned for the three months ended March 31, 2017 and 2016:

(dollars in thousands)	2017	2016
Balance at January 1,	$18,546	$12,498
Additions	291	2,566
Sales	(5,420)	(1,206)
Impairment	(870)	(336)

Balance (1) at March 31,	$12,547	$13,522

(1)	Includes repossessed personal property of $0.3 million at March 31, 2017 and 2016.

At March 31, 2017, foreclosed residential real estate property included in the table above totaled $1.1 million. At March 31, 2017, consumer mortgage loans collateralized by residential real property that were in the process of foreclosure totaled $3.7 million.

Other real estate owned that was covered by loss share arrangements totaled $6.5 million at March 31, 2016 and was included in other real estate owned in the table above and on the balance sheet for that period. Old National entered into an agreement with the FDIC on June 22, 2016 to terminate its loss share agreements.

NOTE 10 – PREMISES AND EQUIPMENT

The composition of premises and equipment at March 31, 2017 and December 31, 2016 was as follows:

	March 31,	December 31,
(dollars in thousands)	2017	2016
Land	$69,484	$71,769
Buildings	317,582	322,165
Furniture, fixtures, and equipment	100,489	102,631
Leasehold improvements	27,894	28,555

Total	515,449	525,120
Accumulated depreciation	(94,583)	(95,498)

Premises and equipment, net	$420,866	$429,622

Depreciation expense was $5.2 million for the three months ended March 31, 2017, compared to $3.5 million for the three months ended March 31, 2016.

Operating Leases

Old National rents certain premises and equipment under operating leases, which expire at various dates. Many of these leases require the payment of property taxes, insurance premiums, maintenance, and other costs. In some cases, rentals are subject to increase in relation to a cost-of-living index. The leases have original terms ranging from less than one year to twenty-four years, and Old National has the right, at its option, to extend the terms of certain leases for four additional successive terms of five years. Old National does not have any material sub-lease agreements. Rent expense was $3.9 million for the three months ended March 31, 2017, compared to $6.3 million for the three months ended March 31, 2016.

Old National had deferred gains remaining associated with prior sale leaseback transactions totaling $9.7 million at March 31, 2017 and $10.3 million at December 31, 2016. The gains will be recognized over the remaining term of the leases. The leases had original terms ranging from five to twenty-four years.

Capital Leases

Old National leases a branch building and certain equipment under capital leases. See Note 16 to the consolidated financial statements for detail regarding these leases.

NOTE 11 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in the carrying amount of goodwill for the three months ended March 31, 2017 and 2016:

(dollars in thousands)	2017	2016
Balance at January 1,	$655,018	$584,634
Acquisitions	—	—

Balance at March 31,	$655,018	$584,634

Goodwill is reviewed annually for impairment. Old National completed its most recent annual goodwill impairment test as of August 31, 2016 and concluded that, based on current events and circumstances, it is not more likely than not that the carrying value of goodwill exceeds fair value.

The gross carrying amount and accumulated amortization of other intangible assets at March 31, 2017 and December 31, 2016 were as follows:

	Gross	Accumulated	Net
	Carrying	Amortization	Carrying
(dollars in thousands)	Amount	and Impairment	Amount
March 31, 2017
Amortized intangible assets:
Core deposit	$81,663	$(55,671)	$25,992
Customer trust relationships	16,547	(8,216)	8,331
Customer loan relationships	4,413	(4,079)	334

Total intangible assets	$102,623	$(67,966)	$34,657

December 31, 2016
Amortized intangible assets:
Core deposit	$81,663	$(53,214)	$28,449
Customer trust relationships	16,547	(7,753)	8,794
Customer loan relationships	4,413	(3,979)	434

Total intangible assets	$102,623	$(64,946)	$37,677

Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years.

Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. No impairment charges were recorded during the three months ended March 31, 2017 or 2016. Total amortization expense associated with intangible assets was $3.0 million for the three months ended March 31, 2017 and $2.6 million for the three months ended March 31, 2016.

Estimated amortization expense for future years is as follows:

(dollars in thousands)
2017 remaining	$7,995
2018	8,687
2019	6,737
2020	4,883
2021	3,111
Thereafter	3,244

Total	$34,657

NOTE 12 – LOAN SERVICING RIGHTS

At March 31, 2017, loan servicing rights derived from loans sold with servicing retained totaled $25.4 million, compared to $25.6 million at December 31, 2016. Loans serviced for others are not reported as assets. The principal balance of loans serviced for others was $3.375 billion at March 31, 2017, compared to $3.385 billion at December 31, 2016. Approximately 99% of the loans serviced for others at March 31, 2017 were residential mortgage loans. Custodial escrow balances maintained in connection with serviced loans were $20.8 million at March 31, 2017 and $5.3 million at December 31, 2016.

The following table summarizes the carrying values and activity related to loan servicing rights and the related valuation allowance for the three months ended March 31, 2017 and 2016:

(dollars in thousands)	2017	2016
Balance at January 1,	$25,629	$10,502
Additions	1,041	481
Amortization	(1,174)	(447)

Balance before valuation allowance at March 31,	25,496	10,536

Valuation allowance:
Balance at January 1,	(68)	(34)
(Additions)/recoveries	18	32

Balance at March 31,	(50)	(2)

Loan servicing rights, net	$25,446	$10,534

At March 31, 2017, the fair value of servicing rights was $26.8 million, which was determined using a discount rate of 13% and a weighted average prepayment speed of 133% PSA. At December 31, 2016, the fair value of servicing rights was $26.8 million, which was determined using a discount rate of 13% and a weighted average prepayment speed of 136% PSA.

NOTE 13 – QUALIFIED AFFORDABLE HOUSING PROJECTS AND OTHER TAX CREDIT INVESTMENTS

The Company is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing or other renovation or community revitalization projects. These investments are included in other assets on the balance sheet, with any unfunded commitments included with other liabilities. Certain of these assets qualify for the proportional amortization method and are amortized over the period that the Company expects to receive the tax credits, with the expense included within income tax expense on the consolidated statements of income. The other investments are accounted for under the equity method, with the expense included within pre-tax income on the consolidated statements of income. All of the Company’s tax credit investments are evaluated for impairment at the end of each reporting period. As of March 31, 2017, the Company expects to recover its remaining investments through the use of the tax credits that were generated by the investments.

The following table summarizes Old National’s investments in Low Income Housing Tax Credits (“LIHTC”), Federal Historic Tax Credits (“FHTC”), and Indiana Community Revitalization Enhancement District Tax Credits (“CReED”) at March 31, 2017:

(dollars in thousands)				Three Months Ended		Three Months Ended
				March 31,		March 31,
		At March 31, 2017		2017	2016	2017	2016
	Accounting		Unfunded	Amortization		Tax Benefit
Investment	Method	Investment	Commitment (1)	Expense (2)		Recognized (2)
LIHTC and other qualifying investments	Proportional amortization	$27,988	$14,875	$941	$201	$(1,297)	$(281)
FHTC	Equity	9,835	7,425	—	—	(1,520)	—
CReED	Equity	1,504	1,502	—	—	—	—

Total		$39,327	$23,802	$941	$201	$(2,817)	$(281)

(1)	All commitments will be paid by the Company by 2027.
(2)	Tax credit investments are included in the Company’s estimate of the effective annual tax rate.

The following table summarizes the Company’s qualified affordable housing projects and other tax credit investments at December 31, 2016:

(dollars in thousands)		At December 31, 2016
	Accounting		Unfunded
Investment	Method	Investment	Commitment
LIHTC and other qualifying investments	Proportional amortization	$29,110	$16,210
FHTC	Equity	4,434	3,104
CReED	Equity	1,504	1,502

Total		$35,048	$20,816

NOTE 14 – SECURITES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured borrowings. The Company pledges investment securities to secure these borrowings. The following table presents securities sold under agreements to repurchase and related weighted-average interest rates at or for the three months ended March 31:

(dollars in thousands)	2017	2016
Outstanding at March 31,	$345,550	$379,060
Average amount outstanding	331,400	386,044
Maximum amount outstanding at any month-end	345,550	396,695
Weighted average interest rate:
During the three months ended March 31,	0.31%	0.39%
At March 31,	0.35	0.39

The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At March 31, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to		Greater Than
(dollars in thousands)	Continuous	30 Days	30-90 Days	90 days	Total
Repurchase Agreements:
U.S. Treasury and agency securities	$320,550	$—	$—	$25,000	$345,550

Total	$320,550	$—	$—	$25,000	$345,550

The fair value of securities pledged to secure repurchase agreements may decline. The Company has pledged securities valued at 106% of the gross outstanding balance of repurchase agreements at March 31, 2017 to manage this risk.

NOTE 15 – FEDERAL HOME LOAN BANK ADVANCES

The following table summarizes Old National Bank’s Federal Home Loan Bank (“FHLB”) advances at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
(dollars in thousands)	2017	2016
Federal Home Loan Bank advances (fixed rates 0.66% to 6.08% and variable rates 0.95% to 1.32%) maturing April 2017 to January 2025	$1,441,395	$1,353,225
ASC 815 fair value hedge and other basis adjustments	(365)	(133)

Total other borrowings	$1,441,030	$1,353,092

FHLB advances had weighted-average rates of 1.07% at March 31, 2017 and 0.94% at December 31, 2016. These borrowings are collateralized by investment securities and residential real estate loans up to 143% of outstanding debt.

Contractual maturities of FHLB advances at March 31, 2017 were as follows:

(dollars in thousands)
Due in 2017	$753,818
Due in 2018	200,046
Due in 2019	202,358
Due in 2020	50,000
Due in 2021	—
Thereafter	235,173
ASC 815 fair value hedge and other basis adjustments	(365)

Total	$1,441,030

NOTE 16 – OTHER BORROWINGS

The following table summarizes Old National and its subsidiaries’ other borrowings at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
(dollars in thousands)	2017	2016
Old National Bancorp:
Senior unsecured bank notes (fixed rate 4.125%) maturing August 2024	$175,000	$175,000
Unamortized debt issuance costs related to Senior unsecured bank notes	(1,143)	(1,182)
Junior subordinated debentures (variable rates of 2.49% to 2.90%) maturing March 2035 to September 2037	45,000	45,000
Other basis adjustments	(3,849)	(3,971)
Old National Bank:
Capital lease obligation	4,013	4,092

Total other borrowings	$219,021	$218,939

Contractual maturities of other borrowings at March 31, 2017 were as follows:

(dollars in thousands)
Due in 2017	$117
Due in 2018	79
Due in 2019	85
Due in 2020	91
Due in 2021	99
Thereafter	223,542
Unamortized debt issuance costs and other basis adjustments	(4,992)

Total	$219,021

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

On May 1, 2016, Old National acquired Anchor, assuming a five year capital lease obligation for equipment.

At March 31, 2017, the future minimum lease payments under the capital lease arrangements were as follows:

(dollars in thousands)
2017 remaining	$369
2018	410
2019	430
2020	430
2021	430
Thereafter	7,976

Total minimum lease payments	10,045
Less amounts representing interest	(6,032)

Present value of net minimum lease payments	$4,013

NOTE 17 - EMPLOYEE BENEFIT PLANS

Retirement Plan

Old National had a funded noncontributory defined benefit plan (the “Retirement Plan”) that had been frozen since December 31, 2005. During the first quarter of 2016, the Company notified plan participants of its intent to terminate the Retirement Plan effective May 15, 2016. During October 2016, the Retirement Plan settled plan liabilities through either lump sum distributions to plan participants or annuity contracts purchased from a third-party insurance company that provided for the payment of vested benefits to those participants that did not elect the lump sum option. At March 31, 2017, there were no remaining plan assets.

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

Old National contributed $0.2 million to cover benefit payments from the Restoration Plan during the three months ended March 31, 2017. Old National expects to contribute an additional $18 thousand to cover benefit payments from the Restoration Plan during the remainder of 2017.

The net periodic benefit cost and its components were as follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2017	2016
Interest cost	$10	$13
Recognized actuarial loss	27	27

Net periodic benefit cost	$37	$40

NOTE 18 - STOCK-BASED COMPENSATION

At March 31, 2017, Old National had 4.9 million shares remaining available for issuance under the Company’s Amended and Restated 2008 Incentive Compensation Plan. The granting of awards to key employees is typically in the form of restricted stock awards or units.

Restricted Stock Awards

The Company granted 95 thousand time-based restricted stock awards to certain key officers during the three months ended March 31, 2017, with shares vesting over a thirty-six month period. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. At March 31, 2017, unrecognized compensation expense was estimated to be $4.4 million for unvested restricted stock awards.

Old National recorded expense of $0.4 million, net of tax, during the three months ended March 31, 2017, compared to $0.3 million, net of tax, during the three months ended March 31, 2016 related to the vesting of restricted stock awards.

Restricted Stock Units

The Company granted 277 thousand shares of performance based restricted stock units to certain key officers during the three months ended March 31, 2017, with shares vesting at the end of a thirty-six month period based on the achievement of certain targets. For certain awards, the level of performance could increase or decrease the percentage of shares earned. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. At March 31, 2017, unrecognized compensation expense was estimated to be $6.4 million.

Old National recorded stock based compensation expense, net of tax, related to restricted stock units of $0.4 million during the three months ended March 31, 2017, compared to $0.5 million during the three months ended March 31, 2016.

Stock Options

Old National has not granted stock options since 2009. However, Old National did acquire stock options through prior year acquisitions. Old National did not record any stock based compensation expense related to these stock options during the three months ended March 31, 2017 or 2016.

Stock Appreciation Rights

Old National has never granted stock appreciation rights. However, Old National did acquire stock appreciation rights through a prior year acquisition. Old National did not record any incremental expense associated with the conversion of these stock appreciation rights during the three months ended March 31, 2017 or 2016. At March 31, 2017, 0.1 million stock appreciation rights remained outstanding.

NOTE 19 - INCOME TAXES

Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statements of income:

	Three Months Ended
	March 31,
(dollars in thousands)	2017	2016
Provision at statutory rate of 35%	$16,269	$12,827
Tax-exempt income	(4,397)	(4,168)
State income taxes	851	583
Interim period effective rate adjustment	(455)	(148)
Tax credit investments	(1,876)	(80)
Other, net	99	657

Income tax expense	$10,491	$9,671

Effective tax rate	22.6%	26.4%

In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at March 31, 2017 and 2016 based on the current estimate of the effective annual rate.

Tax credit investments are included in the Company’s estimate of the effective annual tax rate. The lower effective tax rate during the three months ended March 31, 2017 when compared to the three months ended March 31, 2016 is the result of an increase in federal tax credits available.

Unrecognized Tax Benefits

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(dollars in thousands)	2017	2016
Balance at January 1,	$777	$124
Additions based on tax positions related to the current year	32	14

Balance at March 31,	$809	$138

If recognized, approximately $0.8 million of unrecognized tax benefits, net of interest, would favorably affect the effective income tax rate in future periods.

Net Deferred Tax Assets

Significant components of net deferred tax assets (liabilities) were as follows at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
(dollars in thousands)	2017	2016
Deferred Tax Assets
Allowance for loan losses, net of recapture	$19,730	$19,773
Benefit plan accruals	15,603	23,846
Alternative minimum tax credit	19,783	19,523
Unrealized losses on benefit plans	194	205
Net operating loss carryforwards	65,690	66,917
Federal tax credits	3,448	35
Other-than-temporary impairment	3,606	3,606
Acquired loans	37,331	40,522
Lease exit obligation	2,440	2,060
Unrealized losses on available-for-sale investment securities	18,088	23,365
Unrealized losses on held-to-maturity investment securities	6,964	7,118
Unrealized losses on hedges	3,212	4,116
Other real estate owned	2,288	3,310
Other, net	2,405	2,675

Total deferred tax assets	200,782	217,071

Deferred Tax Liabilities
Accretion on investment securities	(657)	(700)
Purchase accounting	(16,994)	(17,552)
Loan servicing rights	(9,584)	(9,627)
Premises and equipment	(4,937)	(4,800)
Other, net	(3,234)	(2,529)

Total deferred tax liabilities	(35,406)	(35,208)

Net deferred tax assets	$165,376	$181,863

Through the acquisition of Anchor in the second quarter of 2016 and Lafayette Savings Bank in the fourth quarter of 2014, both former thrifts, Old National Bank’s retained earnings at March 31, 2017 include base-year bad debt reserves, created for tax purposes prior to 1988, totaling $52.8 million. Of this total, $50.9 million was acquired from Anchor, and $1.9 million was acquired from Lafayette Savings Bank. Base-year reserves are subject to recapture in the unlikely event that Old National Bank (1) makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes, (2) redeems its stock, or (3) liquidates. Old National Bank has no intention of making such a nondividend distribution. Accordingly, under current accounting principles, a related deferred income tax liability of $19.8 million has not been recognized.

No valuation allowance was recorded at March 31, 2017 or December 31, 2016 because, based on current expectations, Old National believes it will generate sufficient income in future years to realize deferred tax assets. Old National has federal net operating loss carryforwards totaling $158.8 million at March 31, 2017 and $162.9 million at December 31, 2016. This federal net operating loss was acquired from the acquisitions of Indiana Community Bancorp in 2012 and Anchor in 2016. If not used, the federal net operating loss carryforwards will begin to expire in 2027. Old National has alternative minimum tax credit carryforwards totaling $19.8 million at March 31, 2017 and $19.5 million at December 31, 2016. The alternative minimum tax credit carryforward does not expire. Old National has federal tax credit carryforwards of $3.4 million at March 31, 2017 and $35 thousand at December 31, 2016. The federal tax credits consist mainly of low income housing credits, research and development credits, and federal historic credits that, if not used, will expire from 2027 to 2037. Old National has state net operating loss carryforwards totaling $211.1 million at March 31, 2017 and $206.3 million at December 31, 2016. If not used, the state net operating loss carryforwards will expire from 2023 to 2037.

NOTE 20 - DERIVATIVE FINANCIAL INSTRUMENTS

As part of our overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, caps and floors. The notional amount of these derivative instruments was $810.0 million at March 31, 2017 and $660.0 million at December 31, 2016. These derivative financial instruments at March 31, 2017 consist of $35.0 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its FHLB advances and $775.0 million notional amount of pay-fixed, receive-variable interest rate swaps on certain of its FHLB advances. Derivative financial instruments at December 31, 2016 consist of $35.0 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its FHLB advances and $625.0 million notional amount of pay-fixed, receive-variable interest rate swaps on certain of its FHLB advances. These hedges were entered into to manage interest rate risk. Derivative instruments are recognized on the balance sheet at their fair value and are not reported on a net basis.

In addition, commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At March 31, 2017, the notional amount of the interest rate lock commitments was $58.3 million and forward commitments were $60.8 million. At December 31, 2016, the notional amount of the interest rate lock commitments was $40.3 million and forward commitments were $86.1 million. It is our practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans.

Old National also enters into derivative instruments for the benefit of its customers. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $642.7 million at March 31, 2017. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $582.7 million at December 31, 2016. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps, caps and collars. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.

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

Amounts reported in AOCI related to cash flow hedges will be reclassified to interest income or interest expense as interest payments are received or paid on the Company’s derivative instruments. During the next 12 months, the Company estimates that $0.3 million will be reclassified to interest income and $5.2 million will be reclassified to interest expense.

On the balance sheet, asset derivatives are included in other assets, and liability derivatives are included in other liabilities. The following table summarizes the fair value of derivative financial instruments utilized by Old National:

	March 31, 2017		December 31, 2016
(dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments
Interest rate contracts	$3,113	$9,433	$3,056	$11,582

Total derivatives designated as hedging instruments	$3,113	$9,433	$3,056	$11,582

Derivatives not designated as hedging instruments
Interest rate contracts	$11,913	$11,994	$11,903	$11,992
Mortgage contracts	1,571	322	2,742	—

Total derivatives not designated as hedging instruments	$13,484	$12,316	$14,645	$11,992

Total	$16,597	$21,749	$17,701	$23,574

The effect of derivative instruments on the consolidated statements of income for the three months ended March 31, 2017 and 2016 are as follows:

		Three Months Ended
		March 31,
(dollars in thousands)		2017	2016
Derivatives in	Location of Gain or (Loss)	Amount of Gain or (Loss)
Fair Value Hedging	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$(1,663)	$(1,043)
Interest rate contracts (2)	Other income / (expense)	35	50

Total		$(1,628)	$(993)

Derivatives in	Location of Gain or (Loss)	Amount of Gain or (Loss)
Cash Flow Hedging	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$81	$86

Total		$81	$86

	Location of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives Not Designated as	Recognized in Income on	Recognized in Income on
Hedging Instruments	Derivative	Derivative
Interest rate contracts (3)	Other income / (expense)	$10	$(3)
Mortgage contracts	Mortgage banking revenue	(1,494)	461

Total		$(1,484)	$458

(1)	Amounts represent the net interest payments as stated in the contractual agreements.
(2)	Amounts represent ineffectiveness on derivatives designated as fair value hedges.
(3)	Includes the valuation differences between the customer and offsetting counterparty swaps.

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

Credit-Related Financial Instruments

In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $2.417 billion and standby letters of credit of $54.0 million at March 31, 2017. At March 31, 2017, approximately $2.277 billion of the loan commitments had fixed rates and $140.2 million had floating rates, with the floating interest rates ranging from 0% to 21%. At December 31, 2016, loan commitments totaled $2.354 billion and standby letters of credit totaled $51.7 million. These commitments are not reflected in the consolidated financial statements. The allowance for unfunded loan commitments totaled $3.0 million at March 31, 2017 and $3.2 million at December 31, 2016.

Old National had credit extensions with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients totaling $13.3 million at March 31, 2017 and December 31, 2016. Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $12.6 million at March 31, 2017 and December  31, 2016. Old National did not provide collateral for the remaining credit extensions.

NOTE 22 - FINANCIAL GUARANTEES

Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires the Company to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At March 31, 2017, the notional amount of standby letters of credit was $54.0 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.3 million. At December 31, 2016, the notional amount of standby letters of credit was $51.7 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.3 million.

Old National is a party in three separate risk participation transactions of interest rate swaps, which had total notional amount of $20.3 million at March 31, 2017.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at March 31, 2017 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Trading securities	$5,083	$5,083	$—	$—
Investment securities available-for-sale:
U.S. Treasury	12,117	12,117	—	—
U.S. government-sponsored entities and agencies	543,034	—	543,034	—
Mortgage-backed securities - Agency	1,474,995	—	1,474,995	—
States and political subdivisions	452,551	—	452,551
Pooled trust preferred securities	8,288	—	—	8,288
Other securities	325,958	30,936	295,022	—
Residential loans held for sale	17,373	—	17,373	—
Derivative assets	16,597	—	16,597	—
Financial Liabilities
Derivative liabilities	21,749	—	21,749	—

		Fair Value Measurements at December 31, 2016 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Trading securities	$4,982	$4,982	$—	$—
Investment securities available-for-sale:
U.S. Treasury	7,103	7,103	—	—
U.S. government-sponsored entities and agencies	493,956	—	493,956	—
Mortgage-backed securities - Agency	1,525,019	—	1,525,019	—
States and political subdivisions	436,684	—	436,684
Pooled trust preferred securities	8,119	—	—	8,119
Other securities	326,293	30,905	295,388	—
Residential loans held for sale	90,682	—	90,682	—
Derivative assets	17,701	—	17,701	—
Financial Liabilities
Derivative liabilities	23,574	—	23,574	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(dollars in thousands)	2017	2016
Balance at January 1,	$8,119	$7,900
Accretion of discount	4	5
Sales/payments received	(163)	(133)
Increase in fair value of securities	328	215

Balance at March 31,	$8,288	$7,987

The accretion of discounts on securities in the table above is included in interest income. The increase in fair value is reflected in the balance sheet as an increase in the fair value of investment securities available-for-sale, an increase in accumulated other comprehensive income, which is included in shareholders’ equity, and a decrease in other assets related to the tax impact.

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy at March 31, 2017 and December 31, 2016:

		Valuation	Unobservable	Range (Weighted
(dollars in thousands)	Fair Value	Techniques	Input	Average)
March 31, 2017
Pooled trust preferred securities	$8,288	Discounted cash flow	Constant prepayment rate (a)	0.00%
			Additional asset defaults (b)	3.5% -4.5% (4.2%)
			Expected asset recoveries (c)	0.0% -4.1% (0.6%)

December 31, 2016
Pooled trust preferred securities	$8,119	Discounted cash flow	Constant prepayment rate (a)	0.00%
			Additional asset defaults (b)	4.5% -10.0% (7.9%)
			Expected asset recoveries (c)	0.0% -6.1% (0.9%)

(a)	Assuming no prepayments.
(b)	Each currently performing pool asset is assigned a default probability based on the banking environment, which is adjusted for specific issuer evaluation, of 0%, 50%, or 100%.
(c)	Each currently defaulted pool asset is assigned a recovery probability based on specific issuer evaluation of 0%, 25%, or 100%.

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

Assets measured at fair value on a non-recurring basis at March 31, 2017 are summarized below:

		Fair Value Measurements at March 31, 2017 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Impaired Loans
Commercial loans	$5,461	$—	$—	$5,461
Commercial real estate loans	12,751	—	—	12,751
Foreclosed Assets
Commercial real estate	3,766	—	—	3,766
Residential	367	—	—	367

Impaired commercial and commercial real estate loans that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral. These impaired commercial and commercial real estate loans had a principal amount of $27.0 million, with a valuation allowance of $8.8 million at March 31, 2017. Old National recorded provision expense associated with these loans totaling $1.1 million for the three months ended March 31, 2017. Old National recorded provision expense associated with impaired commercial and commercial real estate loans that were deemed collateral dependent totaling $1.4 million for the three months ended March 31, 2016.

Other real estate owned and other repossessed property is measured at fair value less costs to sell and had a net carrying amount of $4.1 million at March 31, 2017. The estimates of fair value are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral. There were write-downs of other real estate owned of $0.8 million for the three months ended March 31, 2017 and $0.4 million for the three months ended March 31, 2016.

Assets measured at fair value on a non-recurring basis at December 31, 2016 are summarized below:

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

At December 31, 2016, impaired commercial and commercial real estate loans had a principal amount of $26.4 million, with a valuation allowance of $8.0 million.

Other real estate owned and other repossessed property is measured at fair value less costs to sell and had a net carrying amount of $1.7 million at December 31, 2016.

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

		Valuation	Unobservable	Range (Weighted
(dollars in thousands)	Fair Value	Techniques	Input	Average)
March 31, 2017
Collateral Dependent Impaired Loans
Commercial loans	$5,461	Fair value of collateral	Discount for type of property, age of appraisal, and current status	0% - 96% (48%	)

Commercial real estate loans	12,751	Fair value of collateral	Discount for type of property, age of appraisal and current status	14% - 67% (30%	)

Foreclosed Assets
Commercial real estate	3,766	Fair value of collateral	Discount for type of property, age of appraisal, and current status	9% - 33% (18%	)

Residential	367	Fair value of collateral	Discount for type of property, age of appraisal, and current status	17% - 37% (25%	)

December 31, 2016
Collateral Dependent Impaired Loans
Commercial loans	$6,771	Fair value of collateral	Discount for type of property, age of appraisal, and current status	0% - 99% (53%	)

Commercial real estate loans	11,632	Fair value of collateral	Discount for type of property, age of appraisal, and current status	10% - 67% (36%	)

Foreclosed Assets
Commercial real estate	1,352	Fair value of collateral	Discount for type of property, age of appraisal, and current status	4% - 80% (39%	)

Residential	394	Fair value of collateral	Discount for type of property, age of appraisal, and current status	7% - 60% (30%	)

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

We have elected the fair value option for residential loans held for sale. For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status). None of these loans are 90 days or more past due, nor are any on nonaccrual status. Included in the income statement is interest income for loans held for sale totaling $28 thousand for the three months ended March 31, 2017 and $22 thousand for the three months ended March 31, 2016.

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

The difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected at March 31, 2017 and December 31, 2016 was as follows:

	Aggregate		Contractual
(dollars in thousands)	Fair Value	Difference	Principal
March 31, 2017
Residential loans held for sale	$17,373	$552	$16,821

December 31, 2016
Residential loans held for sale	$90,682	$133	$90,549

Accrued interest at period end is included in the fair value of the instruments.

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value:

				Total Changes
				in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	(Expense)	Earnings
Three months ended March 31, 2017
Residential loans held for sale	$418	$1	$—	$419

Three months ended March 31, 2016
Residential loans held for sale	$371	$1	$—	$372

The carrying amounts and estimated fair values of financial instruments, not previously presented in this note, at March 31, 2017 and December 31, 2016 were as follows:

		Fair Value Measurements at March 31, 2017 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash, due from banks, federal funds sold, and money market investments	$217,035	$217,035	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	40,021	—	40,110	—
Mortgage-backed securities - Agency	9,566	—	9,854	—
State and political subdivisions	691,861	—	734,942	—
Federal Home Loan Bank/Federal Reserve Bank stock	107,501	N/A	N/A	N/A
Loans, net:
Commercial	1,888,428	—	—	1,967,837
Commercial real estate	3,204,912	—	—	3,499,147
Residential real estate	2,110,526	—	—	2,248,048
Consumer credit	1,878,073	—	—	1,989,675
Accrued interest receivable	76,674	50	19,916	56,708

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$3,024,111	$3,024,111	$—	$—
NOW, savings, and money market deposits	6,330,523	6,330,523	—	—
Time deposits	1,466,718	—	1,457,966	—
Federal funds purchased and interbank borrowings	61,016	61,016
Securities sold under agreements to repurchase	345,550	320,550	25,360	—
Federal Home Loan Bank advances	1,441,030	—	—	1,448,233
Other borrowings	219,021	—	217,808	—
Accrued interest payable	4,004	—	4,004	—
Standby letters of credit	349	—	—	349

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$3,363

N/A = not applicable

		Fair Value Measurements at December 31, 2016 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash, due from banks, federal funds sold, and money market investments	$255,519	$255,519	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	40,131	—	40,558	—
Mortgage-backed securities - Agency	10,640	—	10,940	—
State and political subdivisions	694,319	—	732,674	—
Federal Home Loan Bank/Federal Reserve Bank stock	101,716	N/A	N/A	N/A
Loans, net:
Commercial	1,895,618	—	—	1,971,296
Commercial real estate	3,112,680	—	—	3,400,365
Residential real estate	2,085,887	—	—	2,228,542
Consumer credit	1,866,519	—	—	1,974,180
Accrued interest receivable	81,381	16	22,880	58,485

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$3,016,093	$3,016,093	$—	$—
NOW, savings, and money market deposits	6,259,052	6,259,052	—	—
Time deposits	1,468,108	—	1,460,778	—
Federal funds purchased and interbank borrowings	213,003	213,003
Securities sold under agreements to repurchase	367,052	317,052	50,612	—
Federal Home Loan Bank advances	1,353,092	—	—	1,360,599
Other borrowings	218,939	—	217,647	—
Accrued interest payable	5,979	—	5,979	—
Standby letters of credit	315	—	—	315

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$2,527

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of our results of operations for the three months ended March 31, 2017 and 2016, and financial condition as of March 31, 2017, compared to March 31, 2016 and December 31, 2016. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. This discussion contains forward-looking statements concerning our business that are based on estimates and involves certain risks and uncertainties. Therefore, future results could differ significantly from our current expectations and the related forward-looking statements.

EXECUTIVE SUMMARY

During the first quarter of 2017, net income was $36.0 million, or $0.27 per diluted share. Net income was $27.0 million, or $0.24 per diluted share, for the first quarter of 2016.

Management’s primary focus remains basic banking – loan growth, fee income, and expense management:

Loan Growth: Our loan balances, excluding loans held for sale, grew $121.3 million to $9.132 billion at March 31, 2017 compared to $9.011 billion at December 31, 2016. This higher yielding commercial loan growth was attributable to organic loan growth during the quarter, with our Wisconsin region experiencing the largest increase in loan balances. We are encouraged by the level of loan demand experienced in the first quarter of 2017, and our sales teams remain energized and committed to building new relationships throughout our entire footprint.

Fee Income: We remain keenly focused on fee revenue and are pleased to report a 45% increase in mortgage banking revenues for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016. This increase in mortgage banking revenue was due to increased sales to the secondary market in 2017 and an increase in production attributable to our new associates in the Wisconsin region. The majority of fee income components increased year over year, driven by the acquisition of Anchor; however, these increases were offset by the decrease in insurance premiums and commissions due to the sale of Old National’s insurance subsidiary in May 2016.

Expenses: Noninterest expenses remained well controlled, increasing $3.5 million, or 4%, for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016. This increase includes a $1.4 million pre-tax charge to consolidate fifteen banking centers during the first quarter of 2017. We are committed to ongoing assessments of our service and delivery network, as part of our efforts to right-size the ONB franchise with the most efficient and effective branch network possible.

RESULTS OF OPERATIONS

The following table sets forth certain income statement information of Old National for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,		%
(dollars in thousands)	2017	2016	Change
Income Statement Summary:
Net interest income	$105,801	$85,643	23.5%
Provision for loan losses	347	91	281.3
Noninterest income	42,920	49,451	(13.2)
Noninterest expense	101,891	98,355	3.6
Other Data:
Return on average common equity	7.89%	7.18%
Efficiency ratio (1)	64.66	68.76
Tier 1 leverage ratio	8.49	8.63
Net charge-offs (recoveries) to average loans	0.01	0.09

(1)	Efficiency ratio is defined as noninterest expense before amortization of intangibles as a percent of fully taxable net interest income and noninterest income, excluding net gains from securities transactions. This presentation excludes intangible amortization and net securities gains, as is common in other company disclosures, and better aligns with true operating performance. This is a non-GAAP financial measure that management believes to be helpful in understanding Old National’s results of operations.

Net Interest Income

Net interest income is the most significant component of our earnings, comprising 71% of revenues for the three months ended March 31, 2017. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities.

Interest rates increased in the first quarter of 2017, driven by improving economic conditions evidenced by the Federal Reserve increasing the discount rate 25 basis points at their March meeting. The Treasury yield curve flattened as short-term rates rose and intermediate and long-term interest rates declined as the spread between short and longer duration Treasuries contracted. Collectively, these factors improve the outlook for our net interest income and margin.

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

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is also presented in the table that follows, adjusted to a taxable equivalent basis to reflect what our tax-exempt assets would need to yield in order to achieve the same after-tax yield as a taxable asset. We used the federal statutory tax rate in effect of 35% for all periods. This analysis portrays the income tax benefits associated in tax-exempt assets and helps to facilitate a comparison between taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully taxable equivalent basis. Therefore, management believes these measures provide useful information for both management and investors by allowing them to make peer comparisons.

	Three Months Ended
	March 31,
(dollars in thousands)	2017	2016
Net interest income	$105,801	$85,643
Conversion to fully taxable equivalent	5,688	5,200

Net interest income - taxable equivalent basis	$111,489	$90,843

Average earning assets	$12,742,858	$10,331,029

Net interest margin	3.32%	3.32%
Net interest margin - taxable equivalent basis	3.50%	3.52%

Net interest income for the three months ended March 31, 2017 and 2016 includes accretion income (interest income in excess of contractual interest income) associated with acquired loans. Excluding this accretion income, net interest income on a fully taxable equivalent basis would have been $98.9 million for the three months ended March 31, 2017, compared to $79.6 million for the three months ended March 31, 2016; and the net interest margin on a fully taxable equivalent basis would have been 3.10% for the three months ended March 31, 2017, compared to 3.08% for the three months ended March 31, 2016.

The increase in net interest income for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016 was primarily due to an increase in average earning assets of $2.412 billion in the three months ended March 31, 2017 when compared to the three months ended March 31, 2016. Also contributing to the increase in net interest income was higher accretion income of $1.4 million associated with acquired loans reflecting the Anchor acquisition. We expect accretion income on our purchased credit impaired loans to decrease over time, but this may be offset by future acquisitions.

The decrease in the net interest margin on a fully taxable equivalent basis for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016 was primarily due to lower yields associated with accretion income on acquired loans, higher costs of interest bearing liabilities, and a change in the mix of average interest earning assets and interest bearing liabilities. These decreases were partially offset by higher interest rates on interest earning assets. Accretion income resulted in a 40 basis point contribution to the net interest margin for the three months ended March 31, 2017, compared to a 44 basis point contribution to the net interest margin for the three months ended March 31, 2016. The yield on interest earning assets increased 3 basis points and the cost of interest-bearing liabilities increased 2 basis points in the quarterly year-over-year comparison. The yield on interest earning assets is calculated by dividing annualized taxable equivalent net interest income by average interest earning assets while the cost of interest-bearing liabilities is calculated by dividing annualized interest expense by average interest-bearing liabilities.

Average earning assets were $12.743 billion for the three months ended March 31, 2017, compared to $10.331 billion for the three months ended March 31, 2016, an increase of $2.412 billion, or 23%. The increase in average earning assets was primarily due to our acquisition of Anchor in May 2016. The loan portfolio including loans held for sale, which generally has an average yield higher than the investment portfolio, was approximately 71% of average interest earning assets for the three months ended March 31, 2017, compared to 68% for the three months ended March 31, 2016.

Average loans including loans held for sale increased $2.111 billion for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016. The increase in average loans included organic loan growth, as well as an increase attributable to loans acquired from Anchor in May 2016. Loans including loans held for sale attributable to the Anchor acquisition totaled $1.647 billion as of the closing date of the acquisition.

Average investments increased $317.7 million for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016 reflecting the Anchor acquisition.

Average non-interest bearing deposits increased $444.0 million for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016 reflecting $311.9 million of average non-interest bearing deposits from the Anchor acquisition. Average interest bearing deposits increased $1.771 billion for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016 reflecting $1.373 billion of average interest bearing deposits from the Anchor acquisition.

Average borrowed funds increased $348.0 million for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016 primarily due to increased funding needed as a result of growth in our investment and loan portfolios that outpaced deposit growth.

Provision for Loan Losses

The provision for loan losses was $0.3 million for the three months ended March 31, 2017, compared to $91 thousand for the three months ended March 31, 2016. Net charge-offs totaled $0.3 million during the three months ended March 31, 2017, compared to net charge-offs of $1.6 million during the three months ended March 31, 2016. Continued loan growth in future periods, or a decline in our current level of recoveries, could result in an increase in provision expense.

Noninterest Income

We generate revenues in the form of noninterest income through client fees, sales commissions, and other gains and losses from our core banking franchise and other related businesses, such as wealth management, investment consulting, and investment products. Noninterest income for the three months ended March 31, 2017 was $42.9 million, a decrease of $6.5 million, or 13%, compared to $49.5 million for the three months ended March 31, 2016. The decrease in noninterest income was primarily due to lower insurance premiums and commissions resulting from the sale of ONB Insurance Group, Inc. (“ONI”) in May 2016. The decrease in noninterest income was partially offset by noninterest income attributable to the Anchor acquisition.

Wealth management fees increased $0.9 million for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016 reflecting higher personal trust fees, mutual fund fees, tax preparation fees, corporate trust fees, and fiduciary account fees.

Service charges and overdraft fees increased $0.2 million for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016 primarily due to service charges and overdraft fees attributable to the Anchor acquisition, offset by lower overdraft charges.

Debit card and ATM fees increased $0.5 million for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016 primarily due to the Anchor acquisition.

Mortgage banking revenue increased $1.3 million for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016 primarily due to increased sales to the secondary market in 2017 and an increase in production largely attributable to our new associates in the Wisconsin region.

Insurance premiums and commissions decreased $13.0 million for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016 reflecting the sale of ONI in May 2016.

Investment product fees increased $1.1 million for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016 primarily due to the Anchor acquisition.

Other income increased $1.9 million for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016. Included in the three months ended March 31, 2017 was $1.5 million of recoveries on Anchor loans that had been fully charged-off prior to the acquisition. The increase in other income also reflected higher net gains on sales of foreclosed properties of $0.5 million.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2017 totaled $101.9 million, an increase of $3.5 million, or 4%, from $98.4 million for the three months ended March 31, 2016. Noninterest expense for the three months ended March 31, 2017 was impacted by our transition into the higher growth markets in Wisconsin and the divestiture of our insurance business.

Salaries and benefits is the largest component of noninterest expense. For the three months ended March 31, 2017, salaries and benefits were $56.6 million, compared to $57.0 million for the three months ended March 31, 2016. Impacting salaries and benefits expense were the acquisition of Anchor and the divestiture described above. Also contributing to the decrease in salaries and benefits were lower pension expenses reflecting the termination of the Company’s Retirement Plan effective May 15, 2016.

Occupancy expenses decreased $0.7 million for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016 primarily due to branch consolidations in the first quarter of 2017. The decrease was partially offset by occupancy expenses attributable to the Anchor acquisition of $1.1 million.

Professional fees decreased $0.7 million for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016 primarily due additional expenses recorded in 2016 associated with the Anchor acquisition.

Other expense was $5.4 million for the three months ended March 31, 2017, compared to $3.9 million for the three months ended March 31, 2016. Included in other expense for the three months ended March 31, 2017 were costs associated with January 2017 branch consolidations of $1.3 million. We anticipate investment impairment charges related to tax credit investments of $4.4 million in the third quarter of 2017 and $5.5 million in the fourth quarter of 2017 to be included in other expense. There were no investment impairment charges related to tax credit investments for all of 2016 or for the three months ended March 31, 2017. See Note 13 to the consolidated financial statements for additional information on the Company’s tax credit investments.

Provision for Income Taxes

We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The provision for income taxes, as a percentage of pre-tax income, was 22.6% for the three months ended March 31, 2017, compared to 26.4% for the three months ended March 31, 2016. In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at March 31, 2017 based on the current estimate of the effective annual rate. The lower effective tax rate during the three months ended March 31, 2017 when compared to the three months ended March 31, 2016 is the result of an increase in federal tax credits available. See Note 19 to the consolidated financial statements for additional information.

FINANCIAL CONDITION

Overview

At March 31, 2017, our assets were $14.870 billion, a $2.938 billion increase compared to assets of $11.932 billion at March 31, 2016, and a $9.4 million increase compared to assets of $14.860 billion at December 31, 2016. The increase from March 31, 2016 to March 31, 2017 was primarily due to the acquisition of Anchor in May 2016, which had $2.166 billion in assets as of the closing date of the acquisition.

Earning Assets

Our earning assets are comprised of investment securities, portfolio loans, loans held for sale, money market investments, interest earning accounts with the Federal Reserve, and trading securities. Earning assets were $12.852 billion at March 31, 2017, a $2.493 billion increase compared to earning assets of $10.359 billion at March 31, 2016, and a $55.9 million increase compared to earning assets of $12.796 billion at December 31, 2016.

Investment Securities

We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements. However, we also have $9.6 million of fixed-rate mortgage-backed securities, $40.0 million of U.S. government-sponsored entity and agency securities, and $691.9 million of state and political subdivision securities in our held-to-maturity investment portfolio at March 31, 2017.

Trading securities, which consist of mutual funds held in trusts associated with deferred compensation plans for former directors and executives, are recorded at fair value and totaled $5.1 million at March 31, 2017 compared to $3.7 million at March 31, 2016. The increase was primarily due to the acquisition of Anchor, which had $0.9 million in trading securities as of the closing date of the acquisition.

At March 31, 2017, the investment securities portfolio, including trading securities, was $3.671 billion compared to $3.307 billion at March 31, 2016, an increase of $363.7 million, or 11%. Investment securities attributable to the Anchor acquisition totaled $239.8 million as of the closing date of the acquisition. Investment securities represented 29% of earning assets at March 31, 2017, compared to 32% at March 31, 2016, and 29% at December 31, 2016. Investment securities also decreased as a percentage of total earning assets due to a proportionately larger increase in loan balances. Stronger commercial loan demand in the future and management’s decision to deleverage the balance sheet could result in a reduction in the securities portfolio. At March 31, 2017, management does not intend to sell any securities in an unrealized loss position and does not believe we will be required to sell such securities.

The investment securities available-for-sale portfolio had net unrealized losses of $47.2 million at March 31, 2017, compared to net unrealized gains of $10.9 million at March 31, 2016, and net unrealized losses of $61.5 million at December 31, 2016. Net unrealized losses decreased from December 31, 2016 to March 31, 2017 primarily due to a decrease in long-term interest rates on municipal bonds and mortgage-backed securities.

The investment portfolio had an effective duration of 4.53 at March 31, 2017, compared to 3.80 at March 31, 2016, and 4.61 at December 31, 2016. Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates. Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage. The annualized average yields on investment securities, on a taxable equivalent basis, were 2.98% for the three months ended March 31, 2017, compared to 2.95% for the three months ended March 31, 2016, and 2.85% for the year ended December 31, 2016.

Loans Held for Sale

Mortgage loans held for immediate sale in the secondary market were $17.4 million at March 31, 2017, compared to $90.7 million at December 31, 2016. Certain mortgage loans are committed for sale at or prior to origination at a contracted price to an outside investor. Other mortgage loans held for immediate sale are hedged with To Be Announced (“TBA”) forward agreements and committed for sale when they are ready for delivery and remain on the Company’s balance sheet for a short period of time (typically 30 to 60 days). These loans are sold without recourse, beyond customary representations and warranties, and Old National has not experienced material losses arising from these sales. Mortgage originations are subject to volatility due to interest rates and home sales, among other factors.

We have elected the fair value option under FASB ASC 825-10 (SFAS No. 159) prospectively for residential loans held for sale. The aggregate fair value exceeded the unpaid principal balance by $0.6 million at March 31, 2017 and March 31, 2016. The aggregate fair value exceeded the unpaid principal balance by $0.1 million at December 31, 2016.

Commercial and Commercial Real Estate Loans

Commercial and commercial real estate loans are the largest classification within earning assets, representing 40% of earning assets at March 31, 2017, compared to 36% at March 31, 2016 and 39% at December 31, 2016. At March 31, 2017, commercial and commercial real estate loans were $5.133 billion, an increase of $1.418 billion, or 38%, compared to March 31, 2016, and an increase of $85.4 million, or 2%, compared to December 31, 2016. Commercial and commercial real estate loans attributable to the Anchor acquisition totaled $968.6 million as of the closing date of the acquisition.

Residential Real Estate Loans

At March 31, 2017, residential real estate loans held in our loan portfolio were $2.112 billion, an increase of $462.3 million, or 28%, compared to March 31, 2016, and an increase of $24.7 million, or 1%, compared to December 31, 2016. Residential real estate loans attributable to the Anchor acquisition totaled $456.1 million as of the closing date of the acquisition. Future increases in interest rates could result in a decline in the level of refinancings and new originations.

Consumer Loans

Consumer loans, including automobile loans, personal and home equity loans and lines of credit, and student loans, increased $244.8 million, or 15%, at March 31, 2017 compared to March 31, 2016, and increased $11.1 million, or 1%, from December 31, 2016. Consumer loans attributable to the Anchor acquisition totaled $213.0 million as of the closing date of the acquisition. Management plans to slow indirect consumer loan originations, which are least profitable, in 2017.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, increased $222.8 million since March 31, 2016. During 2016, the Company purchased certain bank properties that it had previously leased, including its executive offices, for an aggregate purchase price of $196.1 million. Premises and equipment attributable to the Anchor acquisition totaled $35.7 million as of the closing date of the acquisition.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets at March 31, 2017 totaled $689.7 million, an increase of $72.6 million compared to $617.1 million at March 31, 2016. During 2016, we recorded $132.9 million of goodwill and other intangible assets associated with the acquisition of Anchor. Also during 2016, Old National eliminated $47.7 million of goodwill and intangible assets associated with the sale of its insurance operations.

Net Deferred Tax Assets

Net deferred tax assets increased $66.7 million since March 31, 2016 primarily due to the acquisition of Anchor. Net deferred tax assets acquired from Anchor totaled $98.1 million, consisting primarily of deferred tax assets related to federal and state net operating loss carryforwards and acquired loans. Future decreases in the corporate tax rate could result in a loss in value of Old National’s deferred tax assets, but would reduce future income tax expense. See Note 19 to the consolidated financial statements for additional information.

Other Assets

Other assets increased $11.4 million, or 10%, since March 31, 2016 primarily due to an increase in low income housing partnership investments. Offsetting the increase were lower deferred rent payments resulting from the purchase of certain bank properties that were previously leased and lower derivative assets.

Funding

Total funding, comprised of deposits and wholesale borrowings, was $12.888 billion at March 31, 2017, an increase of $2.637 billion from $10.251 billion at March 31, 2016, and a decrease of $7.4 million from $12.895 billion at December 31, 2016. Included in total funding were deposits of $10.821 billion at March 31, 2017, an increase of $2.232 billion from $8.589 billion at March 31, 2016, and an increase of $78.1 million from $10.743 billion at December 31, 2016. Deposits attributable to the Anchor acquisition totaled $1.853 billion as of the closing date of the acquisition. Noninterest-bearing deposits increased $532.3 million from March 31, 2016 to March 31, 2017. NOW deposits increased $456.6 million from March 31, 2016 to March 31, 2017, while savings deposits increased $726.6 million. Money market deposits increased $136.0 million from March 31, 2016 to March 31, 2017, while time deposits increased $380.9 million.

We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. At March 31, 2017, wholesale borrowings, including federal funds purchased and interbank borrowings, securities sold under agreements to repurchase, Federal Home Loan Bank advances, and other borrowings, totaled $2.067 billion, an increase of $404.4 million, or 24%, from March 31, 2016, and a decrease of $85.5 million, or 4%, from December 31, 2016. Wholesale funding as a percentage of total funding was 16% at March 31, 2017, 16% at March 31, 2016, and 17% at December 31, 2016. The increase in wholesale funding from March 31, 2016 to March 31, 2017 was primarily due to an increase in Federal Home Loan Bank advances, partially offset by a decrease in federal funds purchased and interbank borrowings.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities decreased $37.3 million, or 22%, from March 31, 2016 primarily due to lower deferred gain on sale leaseback transactions, derivative liabilities, and accrued pension expenses. Offsetting the decrease was an increase in unfunded commitments on low income housing partnership investments. Accrued expenses and other liabilities decreased $15.2 million, or 10%, from December 31, 2016 primarily due to incentive and severance payments in the first quarter of 2017.

Capital

Shareholders’ equity totaled $1.846 billion at March 31, 2017, compared to $1.509 billion at March 31, 2016 and $1.814 billion at December 31, 2016. Shareholders’ equity at March 31, 2017 included $273.6 million from the 20.4 million shares of common stock that were issued in conjunction with the acquisition of Anchor. The change in unrealized gains (losses) on investment securities increased equity by $9.3 million during the three months ended March 31, 2017. We paid cash dividends of $0.13 per share for the three months ended March 31, 2017, which reduced equity by $17.6 million.

Capital Adequacy

Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At March 31, 2017, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of well-capitalized based on the most recent regulatory definition.

At March 31, 2017, Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

	Fully Phased-In Regulatory Guidelines	March 31,		December 31,
	Minimum	2017	2016	2016
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	8.49%	8.63%	8.43%
Common equity Tier 1 capital to risk-adjusted total assets	7.00	11.43	12.04	11.51
Tier 1 capital to risk-adjusted total assets	8.50	11.72	12.52	11.65
Total capital to risk-adjusted total assets	10.50	12.24	13.22	12.18
Shareholders’ equity to assets	N/A	12.42	12.64	12.21

N/A = not applicable

At March 31, 2017, Old National Bank, Old National’s bank subsidiary, maintained a strong capital position as evidenced by the following comparisons of key industry ratios.

	Fully Phased-In Regulatory Guidelines	Well Capitalized	March 31,		December 31,
	Minimum	Guidelines	2017	2016	2016
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	5.00%	8.73%	9.34%	8.55%
Common equity Tier 1 capital to risk-adjusted total assets	7.00	6.50	12.03	13.54	11.83
Tier 1 capital to risk-adjusted total assets	8.50	8.00	12.03	13.54	11.83
Total capital to risk-adjusted total assets	10.50	10.00	12.55	14.25	12.35

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

Investment Activities

We carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral. At March 31, 2017, we had pooled trust preferred securities with a fair value of $8.3 million, or less than 1% of the available-for-sale securities portfolio. These securities remained classified as available-for-sale and at March 31, 2017, the unrealized loss on our pooled trust preferred securities was approximately $8.6 million. The fair value of these securities should improve as we get closer to maturity. There was no other-than-temporary-impairment recorded during the three months ended March 31, 2017 or 2016.

All of our mortgage-backed securities are backed by U.S. government-sponsored or federal agencies. Municipal bonds, corporate bonds, and other debt securities are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. See Note 6 to the consolidated financial statements for additional details about our investment security portfolio.

Counterparty Exposure

Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation. We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry. Old National manages exposure to counterparty risk in connection with its derivatives transactions by generally engaging in transactions with counterparties having ratings of at least A by Standard & Poor’s Rating Service or A2 by Moody’s Investors Service. Total credit exposure is monitored by counterparty, and managed within limits that management believes to be prudent. Old National’s net counterparty exposure was an asset of $530.3 million at March 31, 2017.

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

Home equity loans are secured primarily by second mortgages on residential property of the borrower. The underwriting terms for the home equity product generally permits borrowing availability, in the aggregate, up to 90% of the appraised value of the collateral property at the time of origination. We offer fixed and variable rate home equity loans, with variable rate loans underwritten at fully-indexed rates. Decisions are primarily based on LTV ratios, DTI ratios, and credit scores. We do not offer home equity loan products with reduced documentation.

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

We assumed student loans in the acquisition of Anchor in May 2016. At March 31, 2017, student loans totaled $74.6 million and are guaranteed by the government from 97% to 100%.

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

We lend primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling, and retailing. Old National manages concentrations of credit exposure by industry, product, geography, customer relationship, and loan size, with no concentration of loans exceeding 10% of its portfolio. At March 31, 2017, we had minimal exposure to foreign borrowers and no sovereign debt. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Kentucky, Michigan, and Wisconsin. We are experiencing a slow and gradual improvement in the economy of our principal markets. Management expects that trends in under-performing, criticized, and classified loans will be influenced by the degree to which the economy strengthens or weakens.

On May 1, 2016, Old National closed on its acquisition of Anchor. As of the closing date of the acquisition, loans totaled $1.638 billion and other real estate owned totaled $17.3 million. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. Old National reviewed the acquired loans and determined that at March 31, 2017, $16.9 million met the definition of criticized and $45.6 million were considered classified (of which $25.1 million are reported with nonaccrual loans). Our current preference would be to work these loans and avoid foreclosure actions unless additional credit deterioration becomes apparent. These acquired impaired loans, along with $6.5 million of other real estate owned, are included in our summary of under-performing, criticized, and classified assets found below.

Summary of under-performing, criticized and classified assets:

	March 31,		December 31,
(dollars in thousands)	2017	2016	2016
Nonaccrual loans:
Commercial	$36,686	$49,666	$56,585
Commercial real estate	48,391	43,690	44,026
Residential real estate	17,816	14,215	17,674
Consumer	12,484	4,431	13,122
Covered loans (1)	—	5,864	—

Total nonaccrual loans (2)	115,377	117,866	131,407
Renegotiated loans not on nonaccrual:
Noncovered loans	14,969	14,022	14,376
Covered loans (1)	—	133	—
Past due loans (90 days or more and still accruing):
Commercial	—	—	23
Commercial real estate	80	80	—
Residential real estate	2	150	2
Consumer	299	127	303

Total past due loans	381	357	328
Other real estate owned	12,547	7,019	18,546
Other real estate owned, covered (1)	—	6,503	—

Total under-performing assets	$143,274	$145,900	$164,657

Classified loans (includes nonaccrual, renegotiated, past due 90 days, and other problem loans)	$219,929	$193,261	$220,429
Classified loans, covered (1)	—	7,036	—
Other classified assets (3)	7,306	6,566	7,063
Criticized loans	95,881	130,948	95,462
Criticized loans, covered (1)	—	1,527	—

Total criticized and classified assets	$323,116	$339,338	$322,954

Asset Quality Ratios:
Non-performing loans/total loans (4) (5)	1.43%	1.88%	1.62%
Under-performing assets/total loans and other real estate owned (4)	1.57	2.08	1.82
Under-performing assets/total assets	0.96	1.22	1.11
Allowance for loan losses/under-performing assets (6)	34.78	34.75	30.25
Allowance for loan losses/nonaccrual loans (2)	43.19	43.01	37.90

(1)	The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans, and other real estate owned. On June 22, 2016, Old National entered into an early termination agreement with the FDIC that terminated all loss share agreements. The Company reclassified all covered assets to noncovered assets effective June 22, 2016.
(2)	Includes purchased credit impaired loans of approximately $9.9 million at March 31, 2017, $11.8 million at March 31, 2016, and $16.7 million at December 31, 2016 that are categorized as nonaccrual because the collection of principal or interest is doubtful. These loans are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.
(3)	Includes 2 pooled trust preferred securities, 2 corporate securities, and 1 insurance policy at March 31, 2017.
(4)	Loans exclude loans held for sale.
(5)	Non-performing loans include nonaccrual and renegotiated loans.
(6)	Because the acquired loans were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date.

Under-performing assets totaled $143.3 million at March 31, 2017, compared to $145.9 million at March 31, 2016 and $164.7 million at December 31, 2016. Under-performing assets as a percentage of total loans and other real estate owned at March 31, 2017 were 1.57%, a decrease of 51 basis points from 2.08% at March 31, 2016 and a decrease of 25 basis points from 1.82% at December 31, 2016.

Nonaccrual loans decreased from March 31, 2016 primarily due to a decrease in nonaccrual commercial loans, partially offset an increase in nonaccrual commercial real estate, residential real estate, and consumer loans. Nonaccrual loans at March 31, 2017 included $25.1 million of loans related to the Anchor acquisition. As a percentage of nonaccrual loans, the allowance for loan losses was 43.19% at March 31, 2017, compared to 43.01% at March 31, 2016 and 37.90% at December 31, 2016. Purchased credit impaired loans that were included in the nonaccrual category because the collection of principal or interest is doubtful totaled $9.9 million at March 31, 2017, compared to $11.8 million at March 31, 2016 and $16.7 million at December 31, 2016. However, they are accounted for under FASB ASC 310-30 and accordingly treated as performing assets. We would expect our nonaccrual loans to remain at elevated levels until management can work through and resolve these purchased credit impaired loans.

Total criticized and classified assets were $323.1 million at March 31, 2017, a decrease of $16.2 million from March 31, 2016, and an increase of $0.2 million from December 31, 2016. Other classified assets include investment securities that fell below investment grade rating totaling $7.3 million at March 31, 2017, compared to $6.6 million at March 31, 2016 and $7.1 million at December 31, 2016.

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

If we are unable to resolve a nonperforming loan issue, the credit will be charged off when it is apparent there will be a loss. For large commercial type loans, each relationship is individually analyzed for evidence of apparent loss based on quantitative benchmarks or subjectively based upon certain events or particular circumstances. Generally, Old National charges off small commercial loans scored through our small business credit center with contractual balances under $250,000 that have been placed on nonaccrual status or became 90 days or more delinquent, without regard to the collateral position. For residential and consumer loans, a charge off is recorded at the time foreclosure is initiated or when the loan becomes 120 to 180 days past due, whichever is earlier.

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

At March 31, 2017, our TDRs consisted of $24.6 million of commercial loans, $17.3 million of commercial real estate loans, $3.4 million of residential loans, and $3.9 million of consumer loans totaling $49.2 million. Approximately $34.2 million of the TDRs at March 31, 2017 were included with nonaccrual loans. At December 31, 2016, our TDRs consisted of $16.8 million of commercial loans, $18.3 million of commercial real estate loans, $3.0 million of residential loans, and $2.6 million of consumer loans totaling $40.7 million. Approximately $26.3 million of the TDRs at December 31, 2016 were included with nonaccrual loans.

Old National has allocated specific reserves to customers whose loan terms have been modified in TDRs totaling $5.0 million at March 31, 2017 and $4.0 million of December 31, 2016. At March 31, 2017, Old National had committed to lend an additional $5.5 million to customers with outstanding loans that are classified as TDRs.

The terms of certain other loans were modified during 2017 that did not meet the definition of a TDR. It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have extended the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification. The evaluation is performed under our internal underwriting policy. We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral, or a bona fide guarantee. We also consider whether the modification was insignificant relative to the other terms of the agreement or the delay in a payment.

Purchased credit impaired (“PCI”) loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition. If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually. If the purchased credit impaired loan is being accounted for as part of a pool, it will not be removed from the pool. At March 31, 2017, it has not been necessary to remove any loans from PCI accounting.

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

Allowance for Loan Losses and Reserve for Unfunded Commitments

Loan charge-offs, net of recoveries, totaled $0.3 million for the three months ended March 31, 2017, compared to $1.6 million for the three months ended March 31, 2016. Annualized, net charge-offs (recoveries) to average loans were 0.01% for the three months ended March 31, 2017 compared to 0.09% for the three months ended March 31, 2016. Management will continue its efforts to reduce the level of non-performing loans and may consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for loan losses.

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

At March 31, 2017, the allowance for loan losses was $49.8 million, an decrease of $0.9 million compared to $50.7 million at March 31, 2016, and no change compared to December 31, 2016. Continued loan growth in future periods, or a decline in our current level of recoveries, could result in an increase in provision expense.

As a percentage of total loans excluding loans held for sale, the allowance was 0.55% at March 31, 2017, compared to 0.72% at March 31, 2016 and 0.55% at December 31, 2016. Our ratio of allowance for loan losses to total loans declined at March 31, 2017 compared to March 31, 2016 with the addition of Anchor’s $1.638 billion loan portfolio.

In accordance with ASC 805, no allowance for loan losses is recorded at the date of acquisition and a reserve is only established to absorb any subsequent credit deterioration or adverse changes in expected cash flows.

The following table provides additional details of the components of the allowance for loan losses, including FAS 5/ASC 450 (Accounting for Contingencies), FAS 114/ASC 310-35 (Accounting by Creditors for Impairment of a Loan) and SOP 03-3/ASC 310-30 (Accounting for Certain Loans or Debt Securities Acquired in a Transfer):

(dollars in thousands)	FAS 5	FAS 114	SOP 03-3	Total
Loan balance	$9,079,572	$92,135	$77,126	$9,248,833
Remaining purchase discount	(81,814)	(4,972)	(30,274)	(117,060)

Loans, net of discount	$8,997,758	$87,163	$46,852	$9,131,773

Allowance, January 1, 2017	$41,532	$7,998	$278	$49,808
Charge-offs	(2,178)	(1,028)	(33)	(3,239)
Recoveries	916	1,815	187	2,918
Provision expense	361	(12)	(2)	347

Allowance, March 31, 2017	$40,631	$8,773	$430	$49,834

We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. The reserve for unfunded loan commitments is classified as a liability account on the balance sheet and totaled $3.0 million at March 31, 2017, compared to $3.2 million at December 31, 2016.

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

The following table illustrates our projected net interest income sensitivity over a two year cumulative horizon based on the asset/liability model at March 31, 2017 and 2016:

	Immediate
	Rate Decrease		Immediate Rate Increase
	-50		+100	+200	+300
(dollars in thousands)	Basis Points	Base	Basis Points	Basis Points	Basis Points
March 31, 2017
Projected interest income:
Money market, other interest earning investments, and investment securities	$226,433	$234,507	$247,095	$257,031	$267,559
Loans	650,985	697,478	789,583	880,714	971,491

Total interest income	877,418	931,985	1,036,678	1,137,745	1,239,050

Projected interest expense:
Deposits	19,980	41,174	104,284	167,389	230,487
Borrowings	62,746	72,912	95,090	117,242	139,342

Total interest expense	82,726	114,086	199,374	284,631	369,829

Net interest income	$794,692	$817,899	$837,304	$853,114	$869,221

Change from base	$(23,207)		$19,405	$35,215	$51,322
% change from base	-2.84%		2.37%	4.31%	6.27%

March 31, 2016
Projected interest income:
Money market, other interest earning investments, and investment securities	$196,212	$208,192	$222,453	$235,244	$246,844
Loans	476,697	509,871	577,215	642,914	707,455

Total interest income	672,909	718,063	799,668	878,158	954,299

Projected interest expense:
Deposits	15,642	26,937	73,952	120,967	167,983
Borrowings	48,115	55,219	72,957	90,696	108,434

Total interest expense	63,757	82,156	146,909	211,663	276,417

Net interest income	$609,152	$635,907	$652,759	$666,495	$677,882

Change from base	$(26,755)		$16,852	$30,588	$41,975
% change from base	-4.21%		2.65%	4.81%	6.60%

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

Because the models are driven by expected behavior in various interest rate scenarios and many factors besides market interest rates affect our net interest income, we recognize that model outputs are not guarantees of actual results. For this reason, we model many different combinations of interest rates and balance sheet assumptions to understand our overall sensitivity to market interest rate changes, including shocks, yield curve flattening, yield curve steepening, as well as forecasts of likely interest rate scenarios. At March 31, 2017, our projected net interest income sensitivity based on the asset/liability models we utilize was within the limits of the Company’s interest rate risk policy for the scenarios tested.

We use derivative instruments, primarily interest rate swaps, to mitigate interest rate risk, including certain cash flow hedges on variable-rate debt with a notional amount of $775 million at March 31, 2017. Our derivatives had an estimated fair value loss of $5.2 million at March 31, 2017, compared to an estimated fair value loss of $5.9 million at December 31, 2016. See Note 20 to the consolidated financial statements for further discussion of derivative financial instruments.

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

A time deposit maturity schedule for Old National Bank is shown in the following table at March 31, 2017.

(dollars in thousands)
Maturity Bucket	Amount	Rate
2017	$696,691	0.61%
2018	440,096	0.82
2019	133,219	1.17
2020	96,322	1.64
2021	44,778	1.37
2022 and beyond	55,612	1.59

Total	$1,466,718	0.85%

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

The rating outlook from Moody’s Investor Service is stable. Moody’s Investor Service concluded a rating review of Old National Bank on May 2, 2016.

The credit ratings of Old National and Old National Bank at March 31, 2017 are shown in the following table.

Moody’s Investor Service
	Long-term	Short-term
Old National Bancorp	A3	N/A
Old National Bank	Aa3	P-1

N/A = not applicable

Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well. At March 31, 2017, Old National Bancorp and its subsidiaries had the following availability of liquid funds and borrowings:

	Parent
(dollars in thousands)	Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$76,433	$140,602
Unencumbered government-issued debt securities	—	1,096,156
Unencumbered investment grade municipal securities	—	443,087
Unencumbered corporate securities	—	81,053
Availability of borrowings:
Amount available from Federal Reserve discount window*	—	502,049
Amount available from Federal Home Loan Bank Indianapolis*	—	542,869

Total available funds	$76,433	$2,805,816

*	Based on collateral pledged

The Parent Company (Old National Bancorp) has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows, and funds used for acquisitions. The Parent Company can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit, and through the issuance of debt securities. Additionally, the Parent Company has a shelf registration in place with the Securities and Exchange Commission permitting ready access to the public debt and equity markets. At March 31, 2017, the Parent Company’s other borrowings outstanding were $215.8 million.

Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years. Prior regulatory approval to pay dividends was not required in 2016 and is not currently required.

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $2.417 billion and standby letters of credit of $54.0 million at March 31, 2017. At March 31, 2017, approximately $2.277 billion of the loan commitments had fixed rates and $140.2 million had floating rates, with the floating rates ranging from 0% to 21%. At December 31, 2016, loan commitments were $2.354 billion and standby letters of credit were $51.7 million. The term of these off-balance sheet arrangements is typically one year or less.

Old National is a party in three separate risk participation transactions of interest rate swaps, which had total notional amount of $20.3 million at March 31, 2017.

CONTRACTUAL OBLIGATIONS

The following table presents our significant fixed and determinable contractual obligations at March 31, 2017:

	Payments Due In
(dollars in thousands)	One Year or Less (1)	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without stated maturity	$9,354,634	$—	$—	$—	$9,354,634
IRAs, consumer, and brokered certificates of deposit	696,691	573,315	141,100	55,612	1,466,718
Federal funds purchased and interbank borrowings	61,016	—	—	—	61,016
Securities sold under agreements to repurchase	320,550	25,000	—	—	345,550
Federal Home Loan Bank advances	753,818	402,404	50,000	234,808	1,441,030
Other borrowings	117	164	190	218,550	219,021
Fixed interest payments (2)	15,062	30,590	26,509	48,372	120,533
Operating leases	12,696	31,180	28,840	79,881	152,597
Other long-term liabilities (3)	17,979	5,721	44	76	23,820

(1)	For the remaining nine months of fiscal 2017.
(2)	Our senior notes, subordinated notes, certain trust preferred securities, and certain Federal Home Loan Bank advances have fixed-rates ranging from 0.66% to 6.08%. All of our other long-term debt is at LIBOR based variable-rates at March 31, 2017. The projected variable interest assumes no increase in LIBOR rates from March 31, 2017.
(3)	Includes amount expected to be contributed to the Restoration Plan in 2017 (amounts for 2018 and beyond are unknown at this time) and unfunded commitments on qualified affordable housing projects and other tax credit investments.

We rent certain premises and equipment under operating leases. See Note 10 to the consolidated financial statements for additional information on long-term lease arrangements.

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

In addition, liabilities recorded under FASB ASC 740-10 (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109) are not included in the table because the amount and timing of any cash payments cannot be reasonably estimated. Further discussion of income taxes and liabilities recorded under FASB ASC 740-10 is included in Note 19 to the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. Certain accounting policies require management to use significant judgment and estimates, which can have a material impact on the carrying value of certain assets and liabilities. We consider these policies to be critical accounting policies. The judgment and assumptions made are based upon historical experience or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgment and assumptions, actual results could differ from estimates, which could have a material effect on our financial condition and results of operations.

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

Management’s analysis of probable losses in the portfolio at March 31, 2017 resulted in a range for allowance for loan losses of $15.1 million. The range pertains to general (FASB ASC 450, Contingencies/SFAS 5) reserves for both retail and performing commercial loans. Specific (FASB ASC 310, Receivables/SFAS 114) reserves do not have a range of probable loss. Due to the risks and uncertainty associated with the economy and our projection of FAS 5 loss rates inherent in the portfolio, we establish a range of probable outcomes (a high-end estimate and a low-end estimate) and evaluate our position within this range. The potential effect to net income based on our position in the range relative to the high and low endpoints is a decrease of $1.5 million and an increase of $8.3 million, respectively, after taking into account the tax effects. These sensitivities are hypothetical and may not represent actual results.

Derivative Financial Instruments

•	Description. As part of our overall interest rate risk management, we use derivative instruments to reduce exposure to changes in interest rates and market prices for financial instruments. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of derivative financial instruments and hedged items. To the extent hedging relationships are found to be effective, as determined by FASB ASC 815 (SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities) (“ASC Topic 815”), changes in fair value of the derivatives are offset by changes in the fair value of the related hedged item or recorded to other comprehensive income. Management believes hedge effectiveness is evaluated properly in preparation of the financial statements. All of the derivative financial instruments we use have an active market and indications of fair value can be readily obtained. We are not using the “short-cut” method of accounting for any fair value derivatives.

•	Judgments and Uncertainties. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of derivative financial instruments and hedged items.

•	Effect if Actual Results Differ From Assumptions. To the extent hedging relationships are found to be effective, as determined by ASC Topic 815, changes in fair value of the derivatives are offset by changes in the fair value of the related hedged item or recorded to other comprehensive income. However, if in the future the derivative financial instruments used by us no longer qualify for hedge accounting treatment, all changes in fair value of the derivative would flow through the consolidated statements of income in other noninterest income, resulting in greater volatility in our earnings.

Income Taxes

•	Description. We are subject to the income tax laws of the U.S., its states, and the municipalities in which we operate. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. We review income tax expense and the carrying value of deferred tax assets quarterly; and as new information becomes available, the balances are adjusted as appropriate. FASB ASC 740-10 (FIN 48) prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. See Note 19 to the consolidated financial statements for a further description of our provision and related income tax assets and liabilities.

•	Judgments and Uncertainties. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws. We must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be subject to review/adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon examination or audit.

•	Effect if Actual Results Differ From Assumptions. Although management believes that the judgments and estimates used are reasonable, actual results could differ and we may be exposed to losses or gains that could be material. To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement would result in a reduction in our effective income tax rate in the period of resolution.

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

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)    ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number
			of Shares
	Total	Average	Purchased as	Maximum Number of
	Number	Price	Part of Publicly	Shares that May Yet
	of Shares	Paid Per	Announced Plans	Be Purchased Under
Period	Purchased	Share	or Programs	the Plans or Programs
01/01/17 - 01/31/17	2,004	$17.86	—	—
02/01/17 - 02/28/17	51,772	18.20	—	—
03/01/17 - 03/31/17	5,375	17.35	—	—

Quarter-to-date 3/31/17	59,151	$18.11	—	—

The Board of Directors did not authorize a stock repurchase plan for 2017. During the three months ended March 31, 2017, Old National repurchased a limited number of shares associated with employee share-based incentive programs.

ITEM 5.	OTHER INFORMATION

(a)	None

(b)	There have been no material changes in the procedure by which security holders recommend nominees to the Company’s board of directors.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Fourth Amended and Restated Articles of Incorporation of Old National, amended May 13, 2016 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2016).

3.2	Amended and Restated By-Laws of Old National, amended July 28, 2016 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2016).

4.1	Senior Indenture between Old National and The Bank of New York Trust Company (as successor to J.P. Morgan Trust Company, National Association (as successor to Bank One, NA)), as trustee, dated as of July 23, 1997 (incorporated by reference to Exhibit 4.3 to Old National’s Registration Statement on Form S-3, Registration No. 333-118374, filed with the Securities and Exchange Commission on December 2, 2004).

4.2	Second Indenture Supplement, dated as of August 15, 2014, between Old National and The Bank of New York Mellon Trust Company, N.A., as trustee, providing for the issuance of its 4.125% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2014).

10.1	Form of 2006 Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

10.2	Form of 2007 Non-qualified Stock Option Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(y) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.3	Form of 2008 Non-qualified Stock Option Award Agreement (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

10.4	Form of 2009 Executive Stock Option Agreement between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

10.5	Form of Employment Agreement for Robert G. Jones (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2011).*

10.6	Form of Employment Agreement for Daryl D. Moore (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K with the Securities and Exchange Commission on January 27, 2011).*

10.7	Form of Amended Severance/Change of Control Agreement for Jeffrey L. Knight (incorporated by reference to Exhibit 10(bb) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.8	Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Appendix I of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2012).*

10.9	Form of 2013 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(bg) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2012).*

10.10	Form of 2014 Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(ap) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.11	Form of 2014 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(aq) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.12	Form of 2015 Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(au) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2014).*

10.13	Form of 2015 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(av) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2014).*

10.14	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-206352 filed with the Securities and Exchange Commission on August 13, 2015).

10.15	Form of 2017 Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(n) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2016).*

10.16	Form of 2017 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(o) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2016).*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Old National’s Form 10-Q Report for the quarterly period ended March 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD NATIONAL BANCORP (Registrant)

By:	/s/ James C. Ryan, III
James C. Ryan, III Senior Executive Vice President and Chief Financial Officer Duly Authorized Officer and Principal Financial Officer

Date: May 5, 2017