Form 10-Q
period 2017-06-30
OLD NATIONAL BANCORP /IN/
filed 2017-08-01
CIK 707179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The registrant has one class of common stock (no par value) with 135,516,000 shares outstanding at June 30, 2017.

OLD NATIONAL BANCORP

FORM 10-Q

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

As used in this report, references to “Old National,” “we,” “our,” “us,” and similar terms refer to the consolidated entity consisting of Old National Bancorp and its wholly-owned affiliates. Old National Bancorp refers solely to the parent holding company, and Old National Bank refers to Old National’s bank subsidiary.

The acronyms and abbreviations identified below are used in the Notes to Consolidated Financial Statements (Unaudited) as well as in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. You may find it helpful to refer to this page as you read this report.

Anchor: Anchor BanCorp Wisconsin Inc.

AnchorBank: AnchorBank, fsb

AOCI: accumulated other comprehensive income (loss)

AQR: asset quality rating

ASC: Accounting Standards Codification

ASU: Accounting Standards Update

ATM: automated teller machine

CDO: collateralized debt obligation

Common Stock: Old National Bancorp common stock, $1 per share stated value

CReED: Indiana Community Revitalization Enhancement District Tax Credit

DTI: debt-to-income

EITF: Emerging Issues Task Force

FASB: Financial Accounting Standards Board

FDIC: Federal Deposit Insurance Corporation

FHLB: Federal Home Loan Bank

FHTC: Federal Historic Tax Credit

FICO: Fair Isaac Corporation

GAAP: generally accepted accounting principles

LGD: loss given default

LIBOR: London Interbank Offered Rate

LIHTC: Low Income Housing Tax Credit

LTV: loan-to-value

N/A: not applicable

N/M: not meaningful

NASDAQ: The NASDAQ Stock Market LLC

NOW: negotiable order of withdrawal

ONI: ONB Insurance Group, Inc.

OTTI: other-than-temporary impairment

PCI: purchased credit impaired

PD: probability of default

TBA: to be announced

TDR: troubled debt restructuring

OLD NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,	June 30,
(dollars and shares in thousands, except per share data)	2017	2016	2016
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$230,809	$209,381	$205,973
Money market and other interest-earning investments	31,932	46,138	61,947

Total cash and cash equivalents	262,741	255,519	267,920
Trading securities, at fair value	5,235	4,982	4,838
Investment securities - available-for-sale, at fair value:
U.S. Treasury	5,634	7,103	12,269
U.S. government-sponsored entities and agencies	580,624	493,956	540,775
Mortgage-backed securities	1,462,111	1,525,019	1,336,605
States and political subdivisions	431,874	436,684	417,163
Other securities	334,095	334,412	342,089

Total investment securities - available-for-sale	2,814,338	2,797,174	2,648,901
Investment securities - held-to-maturity, at amortized cost (fair value $749,363; $784,172; and $939,855, respectively)	695,139	745,090	865,957
Federal Home Loan Bank/Federal Reserve Bank stock, at cost	109,715	101,716	90,742
Loans held for sale, at fair value	27,425	90,682	44,422
Loans:
Commercial	2,001,621	1,917,099	1,893,700
Commercial real estate	3,259,998	3,130,853	2,943,525
Residential real estate	2,099,374	2,087,530	2,099,770
Consumer credit, net of unearned income	1,871,047	1,875,030	1,893,163

Total loans	9,232,040	9,010,512	8,830,158
Allowance for loan losses	(50,986)	(49,808)	(51,804)

Net loans	9,181,054	8,960,704	8,778,354

Premises and equipment, net	413,933	429,622	231,656
Accrued interest receivable	79,830	81,381	79,536
Goodwill	655,018	655,018	655,523
Other intangible assets	31,876	37,677	44,237
Company-owned life insurance	354,875	352,956	350,193
Net deferred tax assets	146,780	181,863	179,448
Loan servicing rights	25,023	25,561	25,756
Assets held for sale	11,725	5,970	4,867
Other real estate owned and repossessed personal property	11,071	18,546	24,254
Other assets	131,503	115,776	123,658

Total assets	$14,957,281	$14,860,237	$14,420,262

Liabilities
Deposits:
Noninterest-bearing demand	$3,011,156	$3,016,093	$2,883,917
Interest-bearing:
NOW	2,639,813	2,596,595	2,456,963
Savings	2,924,689	2,954,709	2,616,365
Money market	672,391	707,748	1,015,336
Time	1,435,665	1,468,108	1,479,021

Total deposits	10,683,714	10,743,253	10,451,602
Federal funds purchased and interbank borrowings	227,029	213,003	263,536
Securities sold under agreements to repurchase	298,094	367,052	354,123
Federal Home Loan Bank advances	1,515,628	1,353,092	1,099,240
Other borrowings	219,167	218,939	218,656
Accrued expenses and other liabilities	127,055	150,481	221,988

Total liabilities	13,070,687	13,045,820	12,609,145

Shareholders’ Equity
Preferred stock, 2,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $1.00 per share stated value, 300,000 shares authorized, 135,516; 135,159; and 135,005 shares issued and outstanding, respectively	135,516	135,159	135,005
Capital surplus	1,352,411	1,348,338	1,342,393
Retained earnings	429,787	390,292	357,336
Accumulated other comprehensive income (loss), net of tax	(31,120)	(59,372)	(23,617)

Total shareholders’ equity	1,886,594	1,814,417	1,811,117

Total liabilities and shareholders’ equity	$14,957,281	$14,860,237	$14,420,262

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars and shares in thousands, except per share data)	2017	2016	2017	2016
Interest Income
Loans including fees:
Taxable	$92,189	$86,527	$184,390	$158,099
Nontaxable	3,236	2,991	6,415	5,995
Investment securities:
Taxable	15,501	13,585	31,186	27,307
Nontaxable	7,228	7,119	14,600	14,101
Money market and other interest-earning investments	55	21	86	70

Total interest income	118,209	110,243	236,677	205,572

Interest Expense
Deposits	4,724	4,254	9,107	7,747
Federal funds purchased and interbank borrowings	422	217	778	340
Securities sold under agreements to repurchase	334	391	590	764
Federal Home Loan Bank advances	6,017	3,610	11,329	7,027
Other borrowings	2,379	2,431	4,739	4,711

Total interest expense	13,876	10,903	26,543	20,589

Net interest income	104,333	99,340	210,134	184,983
Provision for loan losses	1,355	1,319	1,702	1,410

Net interest income after provision for loan losses	102,978	98,021	208,432	183,573

Noninterest Income
Wealth management fees	9,679	9,355	18,678	17,476
Service charges on deposit accounts	10,040	10,437	19,883	20,076
Debit card and ATM fees	4,436	4,471	8,672	8,256
Mortgage banking revenue	5,186	5,203	9,412	8,123
Insurance premiums and commissions	160	7,122	267	20,243
Investment product fees	5,004	4,724	9,993	8,629
Capital markets income	2,747	794	3,778	1,413
Company-owned life insurance	2,117	2,080	4,266	4,118
Net securities gains (losses)	3,075	1,856	4,575	2,962
Recognition of deferred gain on sale leaseback transactions	538	1,038	1,075	2,090
Gain on sale of ONB Insurance Group, Inc.	—	41,864	—	41,864
Change in FDIC indemnification asset	—	888	—	233
Other income	6,289	3,553	11,592	7,353

Total noninterest income	49,271	93,385	92,191	142,836

Noninterest Expense
Salaries and employee benefits	57,606	62,715	114,170	119,687
Occupancy	10,539	13,568	22,673	26,412
Equipment	3,350	3,316	6,577	6,209
Marketing	3,673	5,111	6,723	7,597
Data processing	8,226	8,676	15,834	15,799
Communication	2,288	2,535	4,702	4,399
Professional fees	4,077	5,181	6,728	8,549
Loan expense	1,693	2,123	3,324	3,456
Supplies	594	598	1,173	1,181
FDIC assessment	2,130	2,030	4,617	3,949
Other real estate owned expense	1,009	2,099	2,124	2,523
Amortization of intangibles	2,781	3,365	5,801	6,012
Other expense	4,845	10,155	10,256	14,054

Total noninterest expense	102,811	121,472	204,702	219,827

Income before income taxes	49,438	69,934	95,921	106,582
Income tax expense	10,584	30,812	21,075	40,483

Net income	$38,854	$39,122	$74,846	$66,099

Net income per common share—basic	$0.28	$0.31	$0.55	$0.55
Net income per common share—diluted	0.28	0.31	0.55	0.55

Weighted average number of common shares outstanding—basic	135,085	127,508	134,999	120,753
Weighted average number of common shares outstanding—diluted	135,697	127,973	135,641	121,273

Dividends per common share	$0.13	$0.13	$0.26	$0.26

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2017	2016	2017	2016
Net income	$38,854	$39,122	$74,846	$66,099
Other comprehensive income (loss):
Change in securities available-for-sale:
Unrealized holding gains (losses) for the period	30,627	12,671	46,407	30,528
Reclassification adjustment for securities gains realized in income	(3,075)	(1,856)	(4,575)	(2,962)
Income tax effect	(10,017)	(3,809)	(15,277)	(9,977)

Unrealized gains (losses) on available-for-sale securities	17,535	7,006	26,555	17,589
Change in securities held-to-maturity:
Amortization of fair value for securities held-to-maturity previously recognized into accumulated other comprehensive income	453	466	902	931
Income tax effect	(155)	(159)	(309)	(318)

Changes from securities held-to-maturity	298	307	593	613
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	(2,387)	(4,483)	(1,807)	(15,613)
Reclassification adjustment for losses realized in net income	1,734	1,585	3,533	2,858
Income tax effect	248	1,101	(656)	4,847

Changes from cash flow hedges	(405)	(1,797)	1,070	(7,908)
Defined benefit pension plans:
Amortization of net loss recognized in income	27	730	54	1,430
Income tax effect	(10)	(278)	(20)	(544)

Changes from defined benefit pension plans	17	452	34	886

Other comprehensive income (loss), net of tax	17,445	5,968	28,252	11,180

Comprehensive income	$56,299	$45,090	$103,098	$77,279

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

				Accumulated
				Other	Total
	Common	Capital	Retained	Comprehensive	Shareholders’
(dollars in thousands)	Stock	Surplus	Earnings	Income (Loss)	Equity
Balance at December 31, 2015	$114,297	$1,087,911	$323,759	$(34,797)	$1,491,170
Net income	—	—	66,099	—	66,099
Other comprehensive income	—	—	—	11,180	11,180
Acquisition—Anchor BanCorp Wisconsin Inc.	20,415	253,150	—	—	273,565
Dividends—common stock ($0.26 per share)	—	—	(32,391)	—	(32,391)
Common stock issued	17	185	—	—	202
Common stock repurchased	(120)	(1,426)	—	—	(1,546)
Stock-based compensation expense	—	3,391	—	—	3,391
Stock activity under incentive compensation plans	396	(818)	(131)	—	(553)

Balance at June 30, 2016	$135,005	$1,342,393	$357,336	$(23,617)	$1,811,117

Balance at December 31, 2016	$135,159	$1,348,338	$390,292	$(59,372)	$1,814,417
Net income	—	—	74,846	—	74,846
Other comprehensive income	—	—	—	28,252	28,252
Dividends—common stock ($0.26 per share)	—	—	(35,219)	—	(35,219)
Common stock issued	11	177	—	—	188
Common stock repurchased	(104)	(1,748)	—	—	(1,852)
Stock-based compensation expense	—	3,184	—	—	3,184
Stock activity under incentive compensation plans	450	2,460	(132)	—	2,778

Balance at June 30, 2017	$135,516	$1,352,411	$429,787	$(31,120)	$1,886,594

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2017	2016
Cash Flows From Operating Activities
Net income	$74,846	$66,099

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	10,406	7,462
Amortization of other intangible assets	5,801	6,012
Net premium amortization on investment securities	7,529	9,198
Amortization of FDIC indemnification asset	—	(458)
Stock-based compensation expense	3,184	3,391
Excess tax (benefit) expense on stock-based compensation	160	—
Provision for loan losses	1,702	1,410
Net securities (gains) losses	(4,575)	(2,962)
Recognition of deferred gain on sale leaseback transactions	(1,075)	(2,090)
Gain on sale of ONB Insurance Group, Inc.	—	(41,864)
Net gains on sales of loans and other assets	(5,398)	(2,689)
Increase in cash surrender value of company-owned life insurance	(4,266)	(4,118)
Residential real estate loans originated for sale	(179,025)	(238,184)
Proceeds from sale of residential real estate loans	246,549	219,854
(Increase) decrease in interest receivable	1,551	(3,130)
(Increase) decrease in other real estate owned	7,475	6,487
(Increase) decrease in other assets	3,707	22,266
Increase (decrease) in accrued expenses and other liabilities	(20,504)	6,345

Total adjustments	73,221	(13,070)

Net cash flows provided by (used in) operating activities	148,067	53,029

Cash Flows From Investing Activities
Cash portion of bank purchase price, net of cash acquired	—	(62,532)
Proceeds from sale of ONB Insurance Group, Inc.	—	91,771
Purchases of investment securities available-for-sale	(414,742)	(799,597)
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	(8,008)	—
Proceeds from maturities, prepayments, and calls of investment securities available-for-sale	252,486	721,414
Proceeds from sales of investment securities available-for-sale	186,277	107,451
Proceeds from maturities, prepayments, and calls of investment securities held-to-maturity	48,204	2,842
Proceeds from redemption of Federal Home Loan Bank/Federal Reserve Bank stock	9	—
Proceeds from sales of trading securities	127	—
Reimbursements under FDIC loss share agreements	—	10,000
Net principal collected from (loans made to) loan customers	(222,052)	(246,987)
Proceeds from settlements on company-owned life insurance	2,347	2,497
Proceeds from sale of premises and equipment and other assets	10,120	5,707
Purchases of premises and equipment and other assets	(9,461)	(12,317)

Net cash flows provided by (used in) investing activities	(154,693)	(179,751)

Cash Flows From Financing Activities
Net increase (decrease) in:
Deposits	(59,539)	198,029
Federal funds purchased and interbank borrowings	14,026	(27,555)
Securities sold under agreements to repurchase	(68,958)	(36,417)
Payments for maturities of Federal Home Loan Bank advances	(892,298)	(575,554)
Payments for maturities of other borrowings	(97)	(34)
Proceeds from Federal Home Loan Bank advances	1,055,000	650,000
Cash dividends paid on common stock	(35,219)	(32,391)
Common stock repurchased	(1,852)	(1,546)
Proceeds from exercise of stock options	2,597	90
Common stock issued	188	202

Net cash flows provided by (used in) financing activities	13,848	174,824

Net increase (decrease) in cash and cash equivalents	7,222	48,102
Cash and cash equivalents at beginning of period	255,519	219,818

Cash and cash equivalents at end of period	$262,741	$267,920

Supplemental cash flow information:
Total interest paid	$26,534	$19,824
Total taxes paid (net of refunds)	$3,000	$8,800

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of June 30, 2017 and 2016, and December 31, 2016, and the results of its operations for the three and six months ended June 30, 2017 and 2016. Interim results do not necessarily represent annual results. These financial statements should be read in conjunction with Old National’s Annual Report for the year ended December 31, 2016.

All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the 2017 presentation. Such reclassifications had no effect on net income or shareholders’ equity and were insignificant amounts.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

FASB ASC 606 – In May 2014, the FASB issued an update (ASU No. 2014-09, Revenue from Contracts with Customers) creating FASB Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. We are finalizing our in-depth assessment and have identified the revenue line items within the scope of this new guidance. We do not expect the new standard, or any of the amendments detailed below, to result in a material change from our current accounting for revenue because the majority of the Company’s financial instruments are not within the scope of Topic 606. We have elected to implement using the modified retrospective application, with the cumulative effect recorded as an adjustment to opening retained earnings at January 1, 2018. While certain implementation issues relevant to our industry are still pending resolution, such as the applicability of interchange revenues, our preliminary conclusions reached as to the application of this new guidance are not expected to be significantly affected. We will continue to evaluate any impact, including changes to related disclosures, as additional guidance is issued and as our internal assessment progresses.

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

FASB ASC 842 – In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. Based on leases outstanding at June 30, 2017, we do not expect the new standard to have a material impact on our income statement, but anticipate an $80 million to $100 million increase in our assets and liabilities. Decisions to repurchase, modify, or renew leases prior to the implementation date will impact this level of materiality.

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

FASB ASC 718 – In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting. The amendments are intended to improve the accounting for employee shared-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The amendments in this update became effective on January 1, 2017 and resulted in a $0.2 million expense during the six months ended June 30, 2017.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this update provide guidance about which changes to the terms and conditions of a shared-based payment award require an entity to apply modification accounting. An entity should account for the effect of a modification unless all the following are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

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

FASB ASC 715—In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this update require that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. The amendments in this update improve the consistency, transparency, and usefulness of financial information to users that have communicated that the service cost component generally is analyzed differently from the other components of net benefit cost. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

FASB ASC 310—In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This update amends the amortization period for certain purchased callable debt securities held at a premium. FASB is shortening the amortization period for the premium to the earliest call date. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. Concerns were raised that current GAAP excludes certain callable debt securities from consideration of early repayment of principal even if the holder is certain that the call will be exercised. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings. There is diversity in practice (1) in the amortization period for premiums of callable debt securities and (2) in how the potential for exercise of a call is factored into current impairment assessments. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

NOTE 3 – ACQUISITION AND DIVESTITURE ACTIVITY

Acquisitions

Anchor BanCorp Wisconsin Inc.

Effective May 1, 2016 (the “Closing Date”), Old National completed the acquisition of Madison, Wisconsin-based Anchor. through a stock and cash merger. Anchor was a savings and loan holding company with AnchorBank as its wholly-owned subsidiary. AnchorBank operated 46 banking centers, including 32 banking centers in the Madison, Milwaukee, and Fox Valley triangle. Old National achieved cost savings by integrating the two companies and combining accounting, data processing, retail and lending support, and other administrative functions after the merger, which enabled Old National to achieve economies of scale in these areas.

Pursuant to the merger agreement, shareholders of Anchor could elect to receive either 3.5505 shares of Old National common stock or $48.50 in cash for each share of Anchor they held, subject to a maximum of 40% of the purchase price in cash. The total fair value of consideration paid for Anchor was $459.8 million, consisting of $186.2 million of cash and the issuance of 20.4 million shares of Old National Common Stock valued at $273.6 million. This acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while $15.9 million of transaction and integration costs were expensed as incurred.

As of April 30, 2017, the Company finalized its valuation of all assets acquired and liabilities assumed, resulting in no material change to acquisition accounting adjustments. A summary of the consideration paid was allocated as follows (in thousands):

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

The estimated fair value of the core deposit intangible is $21.6 million and is being amortized over an estimated useful life of 7 years.

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

Divestitures

On May 31, 2016, the Company sold its insurance operations, ONI. The Company received approximately $91.8 million in cash resulting in a pre-tax gain of $41.9 million and an after-tax gain of $17.6 million. Goodwill and intangible assets of approximately $47.5 million were eliminated as part of this transaction. ONI was an ancillary business and did not meet the criteria to be treated as a discontinued operation as defined in Accounting Standards Update 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”.

Based on an ongoing assessment of our service and delivery network, the Company consolidated five branches during 2016 and an additional fifteen in January 2017.

NOTE 4 – NET INCOME PER SHARE

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

The following table reconciles basic and diluted net income per share for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
(dollars and shares in thousands,	June 30,		June 30,
except per share data)	2017	2016	2017	2016
Basic Earnings Per Share
Net income	$38,854	$39,122	$74,846	$66,099
Weighted average common shares outstanding	135,085	127,508	134,999	120,753
Basic Net Income Per Share	$0.28	$0.31	$0.55	$0.55

Diluted Earnings Per Share
Net income	$38,854	$39,122	$74,846	$66,099
Weighted average common shares outstanding	135,085	127,508	134,999	120,753
Effect of dilutive securities:
Restricted stock (1)	523	425	543	480
Stock options (2)	89	40	99	40

Weighted average shares outstanding	135,697	127,973	135,641	121,273
Diluted Net Income Per Share	$0.28	$0.31	$0.55	$0.55

(1)	17 thousand shares and 0.1 million shares of restricted stock at June 30, 2017 and 2016, respectively, were not included in the computation of net income per diluted share for the three months ended June 30, 2017 and 2016, respectively, because the effect would be antidilutive. 17 thousand shares and 0.2 million shares of restricted stock at June 30, 2017 and 2016, respectively, were not included in the computation of net income per diluted share for the six months ended June 30, 2017 and 2016, respectively, because the effect would be antidilutive.
(2)	Options to purchase 0.1 million shares and 0.8 million shares outstanding at June 30, 2017 and 2016, respectively, were not included in the computation of net income per diluted share for the three months ended June 30, 2017 and 2016 because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 0.1 million shares and 0.8 million shares outstanding at June 30, 2017 and 2016, respectively, were not included in the computation of net income per diluted share for the six months ended June 30, 2017 and 2016, respectively, because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes within each classification of AOCI, net of tax, for the three and six months ended June 30, 2017 and 2016:

	Unrealized Gains	Unrealized Gains	Gains and	Defined
	and Losses on	and Losses on	Losses on	Benefit
	Available-for-Sale	Held-to-Maturity	Cash Flow	Pension
(dollars in thousands)	Securities	Securities	Hedges	Plans	Total
Three Months Ended June 30, 2017
Balance at April 1, 2017	$(29,992)	$(13,015)	$(5,240)	$(318)	$(48,565)
Other comprehensive income (loss) before reclassifications	19,492	—	(1,480)	—	18,012
Amounts reclassified from AOCI (a)	(1,957)	298	1,075	17	(567)

Net other comprehensive income (loss)	17,535	298	(405)	17	17,445

Balance at June 30, 2017	$(12,457)	$(12,717)	$(5,645)	$(301)	$(31,120)

Three Months Ended June 30, 2016
Balance at April 1, 2016	$6,777	$(14,174)	$(15,387)	$(6,801)	$(29,585)
Other comprehensive income (loss) before reclassifications	8,208	—	(2,780)	—	5,428
Amounts reclassified from AOCI (a)	(1,202)	307	983	452	540

Net other comprehensive income (loss)	7,006	307	(1,797)	452	5,968

Balance at June 30, 2016	$13,783	$(13,867)	$(17,184)	$(6,349)	$(23,617)

Six Months Ended June 30, 2017
Balance at January 1, 2017	$(39,012)	$(13,310)	$(6,715)	$(335)	$(59,372)
Other comprehensive income (loss) before reclassifications	29,459	—	(1,120)	—	28,339
Amounts reclassified from AOCI (a)	(2,904)	593	2,190	34	(87)

Net other comprehensive income (loss)	26,555	593	1,070	34	28,252

Balance at June 30, 2017	$(12,457)	$(12,717)	$(5,645)	$(301)	$(31,120)

Six Months Ended June 30, 2016
Balance at January 1, 2016	$(3,806)	$(14,480)	$(9,276)	$(7,235)	$(34,797)
Other comprehensive income (loss) before reclassifications	19,490	—	(9,680)	—	9,810
Amounts reclassified from AOCI (a)	(1,901)	613	1,772	886	1,370

Net other comprehensive income (loss)	17,589	613	(7,908)	886	11,180

Balance at June 30, 2016	$13,783	$(13,867)	$(17,184)	$(6,349)	$(23,617)

(a)	See table below for details about reclassifications.

The following table summarizes the significant amounts reclassified out of each component of AOCI for the three months ended June 30, 2017 and 2016:

	Amount Reclassified		Affected Line Item in the
Details about AOCI Components	from AOCI		Statement of Income
	Three Months Ended
	June 30,
(dollars in thousands)	2017	2016
Unrealized gains and losses on available-for-sale securities	$3,075	$1,856	Net securities gains
	(1,118)	(654)	Income tax (expense) benefit

	$1,957	$1,202	Net income

Unrealized gains and losses on held-to-maturity securities	$(453)	$(466)	Interest income (expense)
	155	159	Income tax (expense) benefit

	$(298)	$(307)	Net income

Gains and losses on cash flow hedges Interest rate contracts	$(1,734)	$(1,585)	Interest income (expense)
	659	602	Income tax (expense) benefit

	$(1,075)	$(983)	Net income

Amortization of defined benefit pension items
Actuarial gains (losses)	$(27)	$(730)	Salaries and employee benefits
	10	278	Income tax (expense) benefit

	$(17)	$(452)	Net income

Total reclassifications for the period	$567	$(540)	Net income

The following table summarizes the significant amounts reclassified out of each component of AOCI for the six months ended June 30, 2017 and 2016:

	Amount Reclassified		Affected Line Item in the
Details about AOCI Components	from AOCI		Statement of Income
	Six Months Ended
	June 30,
(dollars in thousands)	2017	2016
Unrealized gains and losses on available-for-sale securities	$4,575	$2,962	Net securities gains
	(1,671)	(1,061)	Income tax (expense) benefit

	$2,904	$1,901	Net income

Unrealized gains and losses on held-to-maturity securities	$(902)	$(931)	Interest income/(expense)
	309	318	Income tax (expense) benefit

	$(593)	$(613)	Net income

Gains and losses on cash flow hedges Interest rate contracts	$(3,533)	$(2,858)	Interest income/(expense)
	1,343	1,086	Income tax (expense) benefit

	$(2,190)	$(1,772)	Net income

Amortization of defined benefit pension items
Actuarial gains/(losses)	$(54)	$(1,430)	Salaries and employee benefits
	20	544	Income tax (expense) benefit

	$(34)	$(886)	Net income

Total reclassifications for the period	$87	$(1,370)	Net income

NOTE 6 – INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at June 30, 2017 and December 31, 2016 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2017
Available-for-Sale
U.S. Treasury	$5,470	$164	$—	$5,634
U.S. government-sponsored entities and agencies	586,175	211	(5,762)	580,624
Mortgage-backed securities—Agency	1,473,369	6,204	(17,462)	1,462,111
States and political subdivisions	426,400	8,027	(2,553)	431,874
Pooled trust preferred securities	16,807	—	(8,710)	8,097
Other securities	325,788	2,444	(2,234)	325,998

Total available-for-sale securities	$2,834,009	$17,050	$(36,721)	$2,814,338

Held-to-Maturity
Mortgage-backed securities—Agency	$8,576	$308	$—	$8,884
States and political subdivisions	686,563	53,916	—	740,479

Total held-to-maturity securities	$695,139	$54,224	$—	$749,363

December 31, 2016
Available-for-Sale
U.S. Treasury	$6,963	$140	$—	$7,103
U.S. government-sponsored entities and agencies	506,234	113	(12,391)	493,956
Mortgage-backed securities—Agency	1,551,465	6,923	(33,369)	1,525,019
States and political subdivisions	446,003	4,183	(13,502)	436,684
Pooled trust preferred securities	17,011	—	(8,892)	8,119
Other securities	331,001	1,074	(5,782)	326,293

Total available-for-sale securities	$2,858,677	$12,433	$(73,936)	$2,797,174

Held-to-Maturity
U.S. government-sponsored entities and agencies	$40,131	$427	$—	$40,558
Mortgage-backed securities—Agency	10,640	300	—	10,940
States and political subdivisions	694,319	38,915	(560)	732,674

Total held-to-maturity securities	$745,090	$39,642	$(560)	$784,172

Proceeds from sales or calls of available-for-sale investment securities, the resulting realized gains and realized losses, and other securities gains or losses were as follows for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2017	2016	2017	2016
Proceeds from sales of available-for-sale securities	$152,689	$30,801	$186,277	$107,451
Proceeds from calls of available-for-sale securities	60,600	239,998	71,120	364,309

Total	$213,289	$270,799	$257,397	$471,760

Realized gains on sales of available-for-sale securities	$2,954	$1,491	$4,283	$3,151
Realized gains on calls of available-for-sale securities	—	126	—	370
Realized losses on sales of available-for-sale securities	(13)	(1)	(43)	(447)
Realized losses on calls of available-for-sale securities	(7)	(1)	(8)	(88)
Other securities gains (losses) (1)	141	241	343	(24)

Net securities gains (losses)	$3,075	$1,856	$4,575	$2,962

(1)	Other securities gains (losses) includes net realized gains or losses associated with trading securities and mutual funds.

Trading securities, which consist of mutual funds held in trusts associated with deferred compensation plans for former directors and executives, are recorded at fair value and totaled $5.2 million at June 30, 2017 and $5.0 million at December 31, 2016.

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

	At June 30, 2017
(dollars in thousands)			Weighted
	Amortized	Fair	Average
Maturity	Cost	Value	Yield
Available-for-Sale
Within one year	$27,593	$27,663	2.04%
One to five years	355,595	356,174	2.14
Five to ten years	326,554	330,878	2.85
Beyond ten years	2,124,267	2,099,623	2.42

Total	$2,834,009	$2,814,338	2.43%

Held-to-Maturity
Within one year	$23,108	$23,473	6.12%
One to five years	73,901	77,005	4.46
Five to ten years	153,039	163,208	4.85
Beyond ten years	445,091	485,677	5.74

Total	$695,139	$749,363	5.42%

The following table summarizes the investment securities with unrealized losses at June 30, 2017 and December 31, 2016 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2017
Available-for-Sale
U.S. government-sponsored entities and agencies	$491,338	$(5,762)	$—	$—	$491,338	$(5,762)
Mortgage-backed securities—Agency	928,155	(15,231)	55,937	(2,231)	984,092	(17,462)
States and political subdivisions	116,598	(2,461)	5,087	(92)	121,685	(2,553)
Pooled trust preferred securities	—	—	8,097	(8,710)	8,097	(8,710)
Other securities	97,380	(969)	101,203	(1,265)	198,583	(2,234)

Total available-for-sale	$1,633,471	$(24,423)	$170,324	$(12,298)	$1,803,795	$(36,721)

Held-to-Maturity
States and political subdivisions	$466	$—	$—	$—	$466	$—

Total held-to-maturity	$466	$—	$—	$—	$466	$—

December 31, 2016
Available-for-Sale
U.S. government-sponsored entities and agencies	$432,192	$(12,391)	$—	$—	$432,192	$(12,391)
Mortgage-backed securities—Agency	1,177,093	(30,295)	57,636	(3,074)	1,234,729	(33,369)
States and political subdivisions	286,351	(13,247)	4,919	(255)	291,270	(13,502)
Pooled trust preferred securities	—	—	8,119	(8,892)	8,119	(8,892)
Other securities	121,498	(2,734)	126,539	(3,048)	248,037	(5,782)

Total available-for-sale	$2,017,134	$(58,667)	$197,213	$(15,269)	$2,214,347	$(73,936)

Held-to-Maturity
States and political subdivisions	$59,481	$(560)	$—	$—	$59,481	$(560)

Total held-to-maturity	$59,481	$(560)	$—	$—	$59,481	$(560)

Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available-for-sale or held-to-maturity are generally evaluated for OTTI under FASB ASC 320, Investments – Debt and Equity Securities. However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in FASB ASC 325-10 (EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets).

In determining OTTI under the FASB ASC 320 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. The second segment of the portfolio uses the OTTI guidance provided by FASB ASC 325-10 (EITF 99-20) that is specific to purchased beneficial interests that, on the purchase date, were rated below AA. Under the FASB ASC 325-10 model, we compare the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

When OTTI occurs under either model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. Otherwise, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors shall be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings shall become the new amortized cost basis of the investment.

There was no OTTI recorded during the six months ended June 30, 2017 or 2016.

At June 30, 2017, Old National’s securities portfolio consisted of 1,615 securities, 296 of which were in an unrealized loss position. The unrealized losses attributable to our U.S. government-sponsored entities and agencies, agency mortgage-backed securities, states and political subdivisions, and other securities are the result of fluctuations in interest rates. Our pooled trust preferred securities are discussed below. At June 30, 2017, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell any securities.

Pooled Trust Preferred Securities

At June 30, 2017, our securities portfolio contained three pooled trust preferred securities with a fair value of $8.1 million and unrealized losses of $8.7 million. One of the pooled trust preferred securities in our portfolio falls within the scope of FASB ASC 325-10 (EITF 99-20) and has a fair value of $0.3 million with an unrealized loss of $2.6 million at June 30, 2017. This security was rated A3 at inception, but is rated D at June 30, 2017. The issuers in this security are banks. We use the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine whether an adverse change in cash flows has occurred during the quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and a limited number of recoveries on current or projected interest payment deferrals. In addition, we use the model to “stress” this CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Old National’s note class. For the six months ended June 30, 2017 and 2016, our model indicated no OTTI losses on this security.

Two of our pooled trust preferred securities with a fair value of $7.8 million and unrealized losses of $6.1 million at June 30, 2017 are not subject to FASB ASC 325-10. These securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. For the six months ended June 30, 2017 and 2016, our analysis indicated no OTTI on these securities.

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

Trust preferred securities June 30, 2017 (dollars in thousands)	Class	Lowest Credit Rating (1)	Amortized Cost	Fair Value	Unrealized Gain/ (Loss)	Realized Losses 2017	# of Issuers Currently Performing/ Remaining	Actual Deferrals and Defaults as a % of Original Collateral	Expected Defaults as a % of Remaining Performing Collateral	Excess Subordination as a % of Current Performing Collateral
Pooled trust preferred securities:
Reg Div Funding 2004	B-2	D	$2,899	$264	$(2,635)	$—	22/37	32.1%	7.4%	0.0%
Pretsl XXVII LTD	B	B	4,422	2,395	(2,027)	—	35/44	16.7%	3.9%	46.5%
Trapeza Ser 13A	A2A	BBB	9,486	5,438	(4,048)	—	50/55	4.5%	4.7%	45.4%

			16,807	8,097	(8,710)	—
Single Issuer trust preferred securities:
Fleet Cap Tr V (BOA)		BB+	3,401	3,308	(93)	—
JP Morgan Chase Cap XIII		BBB-	4,772	4,663	(109)	—
NB-Global		BB+	794	946	152	—
Chase Cap II		BBB-	830	944	114	—

			9,797	9,861	64	—
Total			$26,604	$17,958	$(8,646)	$—

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

NOTE 7 – LOANS HELD FOR SALE

Mortgage loans held for immediate sale in the secondary market were $27.4 million at June 30, 2017, compared to $90.7 million at December 31, 2016. Residential loans that Old National has originated with the intent to sell are recorded at fair value in accordance with FASB ASC 825-10, Financial Instruments. Beginning with the inception of an in-house servicing unit in the third quarter of 2014, conventional mortgage production is sold on a servicing retained basis. Certain loans, such as government guaranteed mortgage loans are sold on servicing released basis.

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

The composition of loans by lending classification was as follows:

(dollars in thousands)	June 30, 2017	December 31, 2016
Commercial (1)	$2,001,621	$1,917,099
Commercial real estate:
Construction (2)	367,425	357,802
Other (2)	2,892,573	2,773,051
Residential real estate	2,099,374	2,087,530
Consumer credit:
Home equity	472,198	476,439
Auto	1,181,270	1,167,737
Other	217,579	230,854

Total loans	9,232,040	9,010,512
Allowance for loan losses	(50,986)	(49,808)

Net loans	$9,181,054	$8,960,704

(1)	Includes direct finance leases of $9.4 million at June 30, 2017 and $10.8 million at December 31, 2016.
(2)	Certain commercial real estate construction loans were reclassified from commercial real estate—other due to a misclassification at December 31, 2016.

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

The acquisition of Anchor on May 1, 2016 added $926.2 million of commercial real estate loans to our portfolio. At 188%, Old National Bank’s commercial real estate loans as a percentage of its risk-based capital remained well below the regulatory guideline limit of 300% at June 30, 2017.

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

Consumer

Home equity loans are typically secured by a subordinate interest in 1-4 family residences, and consumer loans are secured by consumer assets such as automobiles or recreational vehicles. We assumed student loans in the acquisition of Anchor in May 2016. At June 30, 2017, student loans totaled $72.2 million and are guaranteed by the government from 97% to 100%. Some consumer loans are unsecured such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in residential property or other collateral values. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

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

We utilize a PD and LGD model as a tool to determine the adequacy of the allowance for loan losses for performing commercial and commercial real estate loans. The PD is forecast using a transition matrix to determine the likelihood of a customer’s AQR migrating from its current AQR to any other status within the time horizon. Transition rates are measured using Old National’s own historical experience. The model assumes that recent historical transition rates will continue into the future. The LGD is defined as credit loss incurred when an obligor of the bank defaults. The sum of all net charge-offs for a particular portfolio segment are divided by all loans that have defaulted over a given period of time. The expected loss derived from the model considers the PD, LGD, and exposure at default. Additionally, qualitative factors, such as changes in lending policies or procedures, and economic business conditions are also considered.

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

Old National’s activity in the allowance for loan losses for the three and six months ended June 30, 2017 and 2016 was as follows:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Residential	Consumer	Unallocated	Total
Three Months Ended June 30, 2017
Balance at April 1, 2017	$22,108	$17,953	$1,736	$8,037	$—	$49,834
Charge-offs	(411)	(1,068)	(313)	(1,588)	—	(3,380)
Recoveries	789	1,522	28	838	—	3,177
Provision	(2,121)	2,247	360	869	—	1,355

Balance at June 30, 2017	$20,365	$20,654	$1,811	$8,156	$—	$50,986

Three Months Ended June 30, 2016
Balance at April 1, 2016	$25,121	$15,771	$1,749	$8,059	$—	$50,700
Charge-offs	(432)	(783)	(80)	(1,382)	—	(2,677)
Recoveries	876	547	187	852	—	2,462
Provision	(1,409)	2,673	(397)	452	—	1,319

Balance at June 30, 2016	$24,156	$18,208	$1,459	$7,981	$—	$51,804

Six Months Ended June 30, 2017
Balance at January 1, 2017	$21,481	$18,173	$1,643	$8,511	$—	$49,808
Charge-offs	(881)	(1,636)	(727)	(3,375)	—	(6,619)
Recoveries	1,392	2,747	107	1,849	—	6,095
Provision	(1,627)	1,370	788	1,171	—	1,702

Balance at June 30, 2017	$20,365	$20,654	$1,811	$8,156	$—	$50,986

Six Months Ended June 30, 2016
Balance at January 1, 2016	$26,347	$15,993	$2,051	$7,842	$—	$52,233
Charge-offs	(1,959)	(1,062)	(220)	(3,378)	—	(6,619)
Recoveries	1,694	1,387	213	1,486	—	4,780
Provision	(1,926)	1,890	(585)	2,031	—	1,410

Balance at June 30, 2016	$24,156	$18,208	$1,459	$7,981	$—	$51,804

The following table provides Old National’s recorded investment in financing receivables by portfolio segment at June 30, 2017 and December 31, 2016 and other information regarding the allowance:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Residential	Consumer	Unallocated	Total
June 30, 2017
Allowance for loan losses:
Individually evaluated for impairment	$4,423	$7,656	$—	$—	$—	$12,079
Collectively evaluated for impairment	15,863	12,979	1,811	7,826	—	38,479
Loans acquired with deteriorated credit quality	79	19	—	330	—	428

Total allowance for loan losses	$20,365	$20,654	$1,811	$8,156	$—	$50,986

Loans and leases outstanding:
Individually evaluated for impairment	$30,776	$65,785	$—	$—	$—	$96,561
Collectively evaluated for impairment	1,970,223	3,171,926	2,086,796	1,864,502	—	9,093,447
Loans acquired with deteriorated credit quality	622	22,287	12,578	6,545	—	42,032

Total loans and leases outstanding	$2,001,621	$3,259,998	$2,099,374	$1,871,047	$—	$9,232,040

December 31, 2016
Allowance for loan losses:
Individually evaluated for impairment	$4,561	$3,437	$—	$—	$—	$7,998
Collectively evaluated for impairment	16,838	14,717	1,643	8,334	—	41,532
Loans acquired with deteriorated credit quality	82	19	—	177	—	278

Total allowance for loan losses	$21,481	$18,173	$1,643	$8,511	$—	$49,808

Loans and leases outstanding:
Individually evaluated for impairment	$45,960	$57,230	$—	$—	$—	$103,190
Collectively evaluated for impairment	1,870,289	3,040,849	2,073,950	1,866,815	—	8,851,903
Loans acquired with deteriorated credit quality	850	32,774	13,580	8,215	—	55,419

Total loans and leases outstanding	$1,917,099	$3,130,853	$2,087,530	$1,875,030	$—	$9,010,512

Credit Quality

Old National’s management monitors the credit quality of its financing receivables in an on-going manner. Internally, management assigns an AQR to each non-homogeneous commercial and commercial real estate loan in the portfolio, with the exception of certain FICO-scored small business loans. The primary determinants of the AQR are based upon the reliability of the primary source of repayment and the past, present, and projected financial condition of the borrower. The AQR will also consider current industry conditions. Major factors used in determining the AQR can vary based on the nature of the loan, but commonly include factors such as debt service coverage, internal cash flow, liquidity, leverage, operating performance, debt burden, FICO scores, occupancy, interest rate sensitivity, and expense burden. Old National uses the following definitions for risk ratings:

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

Pass rated loans are those loans that are other than criticized, classified – substandard, classified – nonaccrual, or classified – doubtful.

The risk category of commercial and commercial real estate loans by class of loans at June 30, 2017 and December 31, 2016 was as follows:

(dollars in thousands) Corporate Credit Exposure	Commercial		Commercial Real Estate - Construction		Commercial Real Estate - Other
Credit Risk Profile by	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
Internally Assigned Grade	2017	2016	2017	2016	2017	2016
Grade:
Pass	$1,896,781	$1,750,923	$356,426	$347,325	$2,708,533	$2,669,890
Criticized	32,873	45,614	10,999	9,258	55,630	40,590
Classified—substandard	42,111	63,978	—	49	65,359	19,715
Classified—nonaccrual	27,768	53,062	—	1,170	34,704	33,833
Classified—doubtful	2,088	3,522	—	—	28,347	9,023

Total	$2,001,621	$1,917,099	$367,425	$357,802	$2,892,573	$2,773,051

Old National considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, Old National also evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity at June 30, 2017 and December 31, 2016:

(dollars in thousands)		Consumer
	Residential	Home Equity	Auto	Other
June 30, 2017
Performing	$2,080,345	$466,421	$1,178,937	$212,106
Nonperforming	19,029	5,777	2,333	5,473

Total	$2,099,374	$472,198	$1,181,270	$217,579

December 31, 2016
Performing	$2,069,856	$472,008	$1,166,114	$223,786
Nonperforming	17,674	4,431	1,623	7,068

Total	$2,087,530	$476,439	$1,167,737	$230,854

Impaired Loans

Large commercial credits are subject to individual evaluation for impairment. Retail credits and other small balance credits that are part of a homogeneous group are not tested for individual impairment unless they are modified as a TDR. A loan is considered impaired when it is probable that contractual interest and principal payments will not be collected either for the amounts or by the dates as scheduled in the loan agreement. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Old National’s policy, for all but PCI loans, is to recognize interest income on impaired loans unless the loan is placed on nonaccrual status.

The following table shows Old National’s impaired loans at June 30, 2017 and December 31, 2016, respectively. Only purchased loans that have experienced subsequent impairment since the date acquired are included in the table below.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2017
With no related allowance recorded:
Commercial	$23,075	$23,420	$—
Commercial Real Estate—Other	34,608	35,913	—
Residential	2,499	2,520	—
Consumer	1,586	1,823	—
With an allowance recorded:
Commercial	7,701	8,191	4,423
Commercial Real Estate—Other	31,177	31,256	7,656
Residential	1,140	1,140	57
Consumer	2,058	2,058	103

Total	$103,844	$106,321	$12,239

December 31, 2016
With no related allowance recorded:
Commercial	$29,001	$29,634	$—
Commercial Real Estate—Other	30,585	32,413	—
Residential	1,610	1,631	—
Consumer	827	946	—
With an allowance recorded:
Commercial	16,959	17,283	4,561
Commercial Real Estate—Other	26,645	27,177	3,437
Residential	1,081	1,081	54
Consumer	1,924	1,924	96

Total	$108,632	$112,089	$8,148

The average balance of impaired loans during the three and six months ended June 30, 2017 and 2016 are included in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Average Recorded Investment
With no related allowance recorded:
Commercial	$25,817	$32,951	$26,038	$38,029
Commercial Real Estate—Other	34,682	34,344	32,598	38,197
Residential	2,376	1,348	2,121	1,359
Consumer	1,717	871	1,420	981
With an allowance recorded:
Commercial	8,448	19,546	7,996	17,641
Commercial Real Estate—Construction	—	116	—	119
Commercial Real Estate—Other	22,916	12,230	28,911	15,016
Residential	1,147	1,060	1,125	1,035
Consumer	2,069	2,781	2,021	2,695

Total	$99,172	$105,247	$102,230	$115,072

The Company does not record interest on nonaccrual loans until principal is recovered. Interest income recognized on impaired loans during the three and six months ended June 30, 2017 and 2016 was immaterial.

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

Old National’s past due financing receivables at June 30, 2017 and December 31, 2016 were as follows:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Recorded Investment > 90 Days and Accruing	Nonaccrual	Total Past Due	Current
June 30, 2017
Commercial	$525	$4	$2	$29,856	$30,387	$1,971,234
Commercial Real Estate:
Construction	—	—	—	—	—	367,425
Other	138	47	—	63,051	63,236	2,829,337
Residential	15,386	2,846	74	19,029	37,335	2,062,039
Consumer:
Home equity	1,070	329	—	5,777	7,176	465,022
Auto	3,660	597	75	2,333	6,665	1,174,605
Other	3,169	1,603	50	5,473	10,295	207,284

Total loans	$23,948	$5,426	$201	$125,519	$155,094	$9,076,946

December 31, 2016
Commercial	$847	$279	$23	$56,585	$57,734	$1,859,365
Commercial Real Estate:
Construction	—	—	—	1,170	1,170	356,632
Other	1,652	150	—	42,856	44,658	2,728,393
Residential	17,786	3,770	2	17,674	39,232	2,048,298
Consumer:
Home equity	1,511	423	—	4,431	6,365	470,074
Auto	5,903	1,037	242	1,623	8,805	1,158,932
Other	3,561	1,919	61	7,068	12,609	218,245

Total loans	$31,260	$7,578	$328	$131,407	$170,573	$8,839,939

Loan Participations

Old National has loan participations, which qualify as participating interests, with other financial institutions. At June 30, 2017, these loans totaled $512.8 million, of which $265.5 million had been sold to other financial institutions and $247.3 million was retained by Old National. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder, involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder, all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership, and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.

Troubled Debt Restructurings

Old National may choose to restructure the contractual terms of certain loans. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit Old National by increasing the ultimate probability of collection.

Any loans that are modified are reviewed by Old National to identify if a TDR has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. The modification of the terms of such loans include one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate of new debt with similar risk, or a permanent reduction of the recorded investment of the loan.

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

When a residential or consumer loan is identified as a TDR, the loan is typically written down to its collateral value less selling costs.

The following table presents activity in TDRs for the six months ended June 30, 2017 and 2016:

(dollars in thousands)	Commercial	Commercial Real Estate	Residential	Consumer	Total
Six Months Ended June 30, 2017
Balance at January 1, 2017	$16,802	$18,327	$2,985	$2,602	$40,716
(Charge-offs)/recoveries	(64)	360	—	(97)	199
Payments	(8,526)	(3,423)	(283)	(801)	(13,033)
Additions	9,442	17,429	938	1,924	29,733
Interest collected on nonaccrual loans	2,410	366	—	16	2,792

Balance at June 30, 2017	$20,064	$33,059	$3,640	$3,644	$60,407

Six Months Ended June 30, 2016
Balance at January 1, 2016	$23,354	$14,602	$2,693	$3,602	$44,251
(Charge-offs)/recoveries	(742)	108	42	(23)	(615)
Payments	(10,819)	(4,035)	(462)	(425)	(15,741)
Additions	11,233	10,581	335	385	22,534
Interest collected on nonaccrual loans	1,251	173	—	—	1,424

Balance at June 30, 2016	$24,277	$21,429	$2,608	$3,539	$51,853

Approximately $46.2 million of the TDRs at June 30, 2017 were included with nonaccrual loans, compared to $26.3 million at December 31, 2016. Old National has allocated specific reserves to customers whose loan terms have been modified in TDRs totaling $7.3 million at June 30, 2017 and $4.0 million at December 31, 2016. At June 30, 2017, Old National had committed to lend an additional $1.0 million to customers with outstanding loans that are classified as TDRs.

The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the six months ended June 30, 2017 and 2016 are the same except for when the loan modifications involve the forgiveness of principal. The following table presents loans by class modified as TDRs that occurred during the six months ended June 30, 2017 and 2016:

(dollars in thousands)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Six Months Ended June 30, 2017
TDR:
Commercial	6	$9,442	$9,442
Commercial Real Estate—Other	10	17,429	17,429
Residential	6	938	938
Consumer	5	1,924	1,924

Total	27	$29,733	$29,733

Six Months Ended June 30, 2016
TDR:
Commercial	16	$11,233	$11,233
Commercial Real Estate—Other	9	10,581	10,581
Residential	3	335	335
Consumer	8	385	385

Total	36	$22,534	$22,534

The TDRs that occurred during the six months ended June 30, 2017 increased the allowance for loan losses by $3.4 million and resulted in no charge-offs during the six months ended June 30, 2017. The TDRs that occurred during the six months ended June 30, 2016 decreased the allowance for loan losses by $1.2 million due to an improvement in specific reserves on a large commercial loan and resulted in $0.6 million of charge-offs.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

There were no loans that were modified as TDRs within the preceding twelve months, and for which there was a payment default during the six months ended June 30, 2017.

There were 10 commercial loans and 3 commercial real estate loans totaling $0.8 million that were modified as TDRs within the preceding twelve months, and for which there was a payment default during the six months ended June 30, 2016.

The terms of certain other loans were modified during the six months ended June 30, 2017 that did not meet the definition of a TDR. It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have extended the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification. The evaluation is performed under our internal underwriting policy. We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral or a bona fide guarantee. We also consider whether the modification was insignificant relative to the other terms of the agreement or the delay in a payment.

PCI loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition. If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually. If the PCI loan is being accounted for as part of a pool, it will not be removed from the pool. As of June 30, 2017, it has not been necessary to remove any loans from PCI accounting.

In general, once a modified loan is considered a TDR, the loan will always be considered a TDR, and therefore impaired, until it is paid in full, otherwise settled, sold or charged off. However, guidance also permits for loans to be removed from TDR status when subsequently restructured under these circumstances: (1) at the time of the subsequent restructuring, the borrower is not experiencing financial difficulties, and this is documented by a current credit evaluation at the time of the restructuring, (2) under the terms of the subsequent restructuring agreement, the institution has granted no concession to the borrower; and (3) the subsequent restructuring agreement includes market terms that are no less favorable than those that would be offered for a comparable new loan. For loans subsequently restructured that have cumulative principal forgiveness, the loan should continue to be measured in accordance with ASC 310-10, Receivables – Overall. However, consistent with ASC 310-40-50-2, Troubled Debt Restructurings by Creditors, Creditor Disclosure of Troubled Debt Restructurings, the loan would not be required to be reported in the years following the restructuring if the subsequent restructuring meets both of these criteria: (1) has an interest rate at the time of the subsequent restructuring that is not less than a market interest rate; and (2) is performing in compliance with its modified terms after the subsequent restructuring.

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

Old National has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. For these loans that meet the criteria of ASC 310-30 treatment, the carrying amount was as follows:

(dollars in thousands)	June 30, 2017	December 31, 2016
Commercial	$622	$850
Commercial real estate	22,287	32,774
Residential	12,578	13,580
Consumer	6,545	8,215

Carrying amount	42,032	55,419
Allowance for loan losses	(428)	(278)

Carrying amount, net of allowance	$41,604	$55,141

The outstanding balance of loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties, was $249.4 million at June 30, 2017 and $268.0 million at December 31, 2016.

The accretable difference on purchased loans acquired in a business combination is the difference between the expected cash flows and the net present value of expected cash flows with such difference accreted into earnings using the effective yield method over the term of the loans. Accretion recorded as loan interest income totaled $7.3 million during the six months ended June 30, 2017 and $13.0 million during the six months ended June 30, 2016. Improvement in cash flow expectations has resulted in a reclassification from nonaccretable difference to accretable yield as shown in the table below.

Accretable yield of PCI loans, or income expected to be collected, is as follows:

(dollars in thousands)	2017	2016
Balance at January 1,	$33,603	$45,310
New loans purchased (1)	—	3,217
Accretion of income	(7,330)	(12,990)
Reclassifications from (to) nonaccretable difference	594	5,619
Disposals/other adjustments	183	530

Balance at June 30,	$27,050	$41,686

(1)	Old National acquired Anchor effective May 1, 2016.

Included in Old National’s allowance for loan losses is $0.4 million related to the purchased loans disclosed above at June 30, 2017, compared to $0.3 million at December 31, 2016.

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

NO TE 9 – OTHER REAL ESTATE OWNED

The following table presents activity in other real estate owned for the six months ended June 30, 2017 and 2016:

(dollars in thousands)	2017	2016
Balance at January 1,	$18,546	$12,498
Additions (1)	950	22,344
Sales	(6,552)	(8,514)
Impairment	(1,873)	(2,074)

Balance (2) at June 30,	$11,071	$24,254

(1)	Additions for the six months ended June 30, 2016 include other real estate owned of $18.2 million acquired from Anchor in May 2016.
(2)	Includes repossessed personal property of $0.2 million at June 30, 2017 and $0.2 million at June 30, 2016.

At June 30, 2017, foreclosed residential real estate property included in the table above totaled $0.9 million. At June 30, 2017, consumer mortgage loans collateralized by residential real property that were in the process of foreclosure totaled $3.9 million.

NOTE 10 – PREMISES AND EQUIPMENT

The composition of premises and equipment at June 30, 2017 and December 31, 2016 was as follows:

(dollars in thousands)	June 30, 2017	December 31, 2016
Land	$67,989	$71,769
Buildings	314,273	322,165
Furniture, fixtures, and equipment	102,431	102,631
Leasehold improvements	28,391	28,555

Total	513,084	525,120
Accumulated depreciation	(99,151)	(95,498)

Premises and equipment, net	$413,933	$429,622

Depreciation expense was $5.2 for the three months ended June 30, 2017 and $10.4 million for the six months ended June 30, 2017, compared to $3.9 million for the three months ended June 30, 2016 and $7.5 million for the six months ended June 30, 2016.

Operating Leases

Old National rents certain premises and equipment under operating leases, which expire at various dates. Many of these leases require the payment of property taxes, insurance premiums, maintenance, and other costs. In some cases, rentals are subject to increase in relation to a cost-of-living index. The leases have original terms ranging from less than one year to twenty-four years, and Old National has the right, at its option, to extend the terms of certain leases for four additional successive terms of five years. Old National does not have any material sub-lease agreements. Rent expense was $3.8 for the three months ended June 30, 2017 and $7.7 million for the six months ended June 30, 2017, compared to $7.4 million for the three months ended June 30, 2016 and $13.7 million for the six months ended June 30, 2016.

Old National had deferred gains remaining associated with prior sale leaseback transactions totaling $9.2 million at June 30, 2017 and $10.3 million at December 31, 2016. The gains will be recognized over the remaining term of the leases. The leases had original terms ranging from five to twenty-four years.

Capital Leases

Old National leases a branch building and certain equipment under capital leases. See Note 16 to the consolidated financial statements for detail regarding these leases.

NOTE 11 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in the carrying amount of goodwill for the six months ended June 30, 2017 and 2016:

(dollars in thousands)	2017	2016
Balance at January 1,	$655,018	$584,634
Acquisitions	—	111,852
Divestitures	—	(40,963)

Balance at June 30,	$655,018	$655,523

Goodwill is reviewed annually for impairment. No events or circumstances since the August 31, 2016 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.

The gross carrying amount and accumulated amortization of other intangible assets at June 30, 2017 and December 31, 2016 were as follows:

(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
June 30, 2017
Amortized intangible assets:
Core deposit	$81,663	$(57,906)	$23,757
Customer trust relationships	16,547	(8,662)	7,885
Customer loan relationships	4,413	(4,179)	234

Total intangible assets	$102,623	$(70,747)	$31,876

December 31, 2016
Amortized intangible assets:
Core deposit	$81,663	$(53,214)	$28,449
Customer trust relationships	16,547	(7,753)	8,794
Customer loan relationships	4,413	(3,979)	434

Total intangible assets	$102,623	$(64,946)	$37,677

Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years.

Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. No impairment charges were recorded during the six months ended June 30, 2017 or 2016. Total amortization expense associated with intangible assets was $5.8 million for the six months ended June 30, 2017 and $6.0 million for the six months ended June 30, 2016.

Estimated amortization expense for future years is as follows:

(dollars in thousands)
2017 remaining	$5,214
2018	8,687
2019	6,737
2020	4,883
2021	3,111
Thereafter	3,244

Total	$31,876

NOTE 12 – LOAN SERVICING RIGHTS

At June 30, 2017, loan servicing rights derived from loans sold with servicing retained totaled $25.0 million, compared to $25.6 million at December 31, 2016. Loans serviced for others are not reported as assets. The principal balance of loans serviced for others was $3.339 billion at June 30, 2017, compared to $3.385 billion at December 31, 2016. Approximately 99% of the loans serviced for others at June 30, 2017 were residential mortgage loans. Custodial escrow balances maintained in connection with serviced loans were $35.2 million at June 30, 2017 and $5.3 million at December 31, 2016.

The following table summarizes the carrying values and activity related to loan servicing rights and the related valuation allowance for the six months ended June 30, 2017 and 2016:

(dollars in thousands)	2017	2016
Balance at January 1,	$25,629	$10,502
Additions (1)	1,976	17,126
Amortization	(2,507)	(1,866)

Balance before valuation allowance at June 30,	25,098	25,762

Valuation allowance:
Balance at January 1,	(68)	(34)
(Additions)/recoveries	(7)	28

Balance at June 30,	(75)	(6)

Loan servicing rights, net	$25,023	$25,756

(1)	Additions for the six months ended June 30, 2016 include loan servicing rights of $15.3 million acquired from Anchor in May 2016.

At June 30, 2017, the fair value of servicing rights was $26.1 million, which was determined using a discount rate of 13% and a weighted average prepayment speed of 139% PSA. At December 31, 2016, the fair value of servicing rights was $26.8 million, which was determined using a discount rate of 13% and a weighted average prepayment speed of 136% PSA.

NOTE 13 – QUALIFIED AFFORDABLE HOUSING PROJECTS AND OTHER TAX CREDIT INVESTMENTS

The Company is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing or other renovation or community revitalization projects. These investments are included in other assets on the balance sheet, with any unfunded commitments included with other liabilities. Certain of these assets qualify for the proportional amortization method and are amortized over the period that the Company expects to receive the tax credits, with the expense included within income tax expense on the consolidated statements of income. The other investments are accounted for under the equity method, with the expense included within pre-tax income on the consolidated statements of income. All of the Company’s tax credit investments are evaluated for impairment at the end of each reporting period. As of June 30, 2017, the Company expects to recover its remaining investments through the use of the tax credits that were generated by the investments.

The following table summarizes Old National’s investments in LIHTCs, FHTCs, and CReEDs at June 30, 2017 and December 31, 2016:

(dollars in thousands)		June 30, 2017		December 31, 2016
Investment	Accounting Method	Investment	Unfunded Commitment (1)	Investment	Unfunded Commitment
LIHTC and other qualifying investments	Proportional amortization	$26,828	$14,692	$29,110	$16,210
FHTC	Equity	17,411	11,591	4,434	3,104
CReED	Equity	1,504	1,502	1,504	1,502

Total		$45,743	$27,785	$35,048	$20,816

(1)	All commitments will be paid by the Company by 2027.

The following table summarizes the amortization expense and tax benefit recognized for Old National’s qualified affordable housing projects and other tax credit investments for the three and six months ended June 30, 2017 and 2016:

(dollars in thousands)	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
	Amortization		Tax Benefit		Amortization		Tax Benefit
Investment	Expense (1)		Recognized (1)		Expense (1)		Recognized (1)
LIHTC and other qualifying investments	$940	$201	$(1,298)	$(281)	$1,881	$402	$(2,595)	$(562)
FHTC	—	—	(1,519)	—	—	—	(3,039)	—
CReED (2)	—	—	(606)	—	—	—	(606)	—

Total	$940	$201	$(3,423)	$(281)	$1,881	$402	$(6,240)	$(562)

(1) Tax credit investments are included in the Company’s estimate of the effective annual tax rate.

(2) The CReED tax credit investment qualifies for an Indiana state tax credit.

NOTE 14 – SECURITES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured borrowings. The Company pledges investment securities to secure these borrowings. The following table presents securities sold under agreements to repurchase and related weighted-average interest rates at or for the six months ended June 30:

(dollars in thousands)	2017	2016
Outstanding at June 30,	$298,094	$354,123
Average amount outstanding	330,285	382,441
Maximum amount outstanding at any month-end	351,897	396,695
Weighted average interest rate:
During the six months ended June 30,	0.36%	0.40%
At June 30,	0.41	0.43

The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At June 30, 2017
	Remaining Contractual Maturity of the Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 days	Total
Repurchase Agreements:
U.S. Treasury and agency securities	$273,094	$—	$—	$25,000	$298,094

Total	$273,094	$—	$—	$25,000	$298,094

The fair value of securities pledged to secure repurchase agreements may decline. The Company has pledged securities valued at 125% of the gross outstanding balance of repurchase agreements at June 30, 2017 to manage this risk.

NOTE 15 – FEDERAL HOME LOAN BANK ADVANCES

The following table summarizes Old National Bank’s FHLB advances at June 30, 2017 and December 31, 2016:

(dollars in thousands)	June 30, 2017	December 31, 2016
Federal Home Loan Bank advances (fixed rates 0.96% to 6.08% and variable rates 1.09% to 1.33%) maturing July 2017 to April 2027	$1,515,927	$1,353,225
ASC 815 fair value hedge and other basis adjustments	(299)	(133)

Total other borrowings	$1,515,628	$1,353,092

FHLB advances had weighted-average rates of 1.31% at June 30, 2017 and 0.94% at December 31, 2016. These borrowings are collateralized by investment securities and residential real estate loans up to 143% of outstanding debt.

Contractual maturities of FHLB advances at June 30, 2017 were as follows:

(dollars in thousands)
Due in 2017	$778,818
Due in 2018	199,956
Due in 2019	201,981
Due in 2020	50,000
Due in 2021	—
Thereafter	285,172
ASC 815 fair value hedge and other basis adjustments	(299)

Total	$1,515,628

NOTE 16 – OTHER BORROWINGS

The following table summarizes Old National and its subsidiaries’ other borrowings at June 30, 2017 and December 31, 2016:

(dollars in thousands)	June 30, 2017	December 31, 2016
Old National Bancorp:
Senior unsecured bank notes (fixed rate 4.125%) maturing August 2024	$175,000	$175,000
Unamortized debt issuance costs related to Senior unsecured bank notes	(1,104)	(1,182)
Junior subordinated debentures (variable rates of 2.64% to 3.02%) maturing March 2035 to September 2037	45,000	45,000
Other basis adjustments	(3,724)	(3,971)
Old National Bank:
Capital lease obligation	3,995	4,092

Total other borrowings	$219,167	$218,939

Contractual maturities of other borrowings at June 30, 2017 were as follows:

(dollars in thousands)
Due in 2017	$99
Due in 2018	79
Due in 2019	85
Due in 2020	91
Due in 2021	99
Thereafter	223,542
Unamortized debt issuance costs and other basis adjustments	(4,828)

Total	$219,167

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

In 2007, Old National acquired St. Joseph Capital Trust II in conjunction with its acquisition of St. Joseph Capital Corporation. Old National guarantees the payment of distributions on the trust preferred securities issued by St. Joseph Capital Trust II. St. Joseph Capital Trust II issued $5.0 million in preferred securities in March 2005. The preferred securities have a variable rate of interest priced at the three-month LIBOR plus 175 basis points. Proceeds from the issuance of these securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by St. Joseph Capital Trust II.

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

On May 1, 2016, Old National acquired Anchor, assuming a five year capital lease obligation for equipment.

At June 30, 2017, the future minimum lease payments under the capital lease arrangements were as follows:

(dollars in thousands)
2017 remaining	$267
2018	410
2019	430
2020	430
2021	430
Thereafter	7,976

Total minimum lease payments	9,943
Less amounts representing interest	(5,948)

Present value of net minimum lease payments	$3,995

NOTE 17 – EMPLOYEE BENEFIT PLANS

Retirement Plan

Old National had a funded noncontributory defined benefit plan (the “Retirement Plan”) that had been frozen since December 31, 2005. During the first quarter of 2016, the Company notified plan participants of its intent to terminate the Retirement Plan effective May 15, 2016. During October 2016, the Retirement Plan settled plan liabilities through either lump sum distributions to plan participants or annuity contracts purchased from a third-party insurance company that provided for the payment of vested benefits to those participants that did not elect the lump sum option. At June 30, 2017, there were no remaining plan assets.

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

Old National contributed $0.2 million to cover benefit payments from the Restoration Plan during the six months ended June 30, 2017. Old National expects to contribute an additional $5 thousand to cover benefit payments from the Restoration Plan during the remainder of 2017.

The net periodic benefit cost and its components were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Interest cost	$10	$13	$21	$26
Recognized actuarial loss	27	27	54	54

Net periodic benefit cost	$37	$40	$75	$80

NOTE 18 – STOCK-BASED COMPENSATION

At June 30, 2017, Old National had 4.8 million shares remaining available for issuance under the Company’s Amended and Restated 2008 Incentive Compensation Plan. The granting of awards to key employees is typically in the form of restricted stock awards or units.

Restricted Stock Awards

The Company granted 200 thousand time-based restricted stock awards to certain key officers during the six months ended June 30, 2017, with shares vesting over a thirty-six month period. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. At June 30, 2017, unrecognized compensation expense was estimated to be $5.2 million for unvested restricted stock awards.

Old National recorded expense of $0.9 million, net of tax, during the six months ended June 30, 2017 and 2016 related to the vesting of restricted stock awards.

Restricted Stock Units

The Company granted 277 thousand shares of performance based restricted stock units to certain key officers during the six months ended June 30, 2017, with shares vesting at the end of a thirty-six month period based on the achievement of certain targets. For certain awards, the level of performance could increase or decrease the percentage of shares earned. Compensation expense is recognized on a straight-line basis over the vesting period.

Shares are subject to certain restrictions and risk of forfeiture by the participants. At June 30, 2017, unrecognized compensation expense was estimated to be $5.4 million.

Old National recorded stock based compensation expense, net of tax, related to restricted stock units of $1.0 million during the six months ended June 30, 2017, compared to $1.2 million during the six months ended June 30, 2016.

Stock Options

Old National has not granted stock options since 2009. However, Old National did acquire stock options through prior year acquisitions. Old National did not record any stock based compensation expense related to these stock options during the six months ended June 30, 2017 or 2016.

Stock Appreciation Rights

Old National has never granted stock appreciation rights. However, Old National did acquire stock appreciation rights through a prior year acquisition. Old National did not record any incremental expense associated with the conversion of these stock appreciation rights during the six months ended June 30, 2017 or 2016. At June 30, 2017, 71 thousand stock appreciation rights remained outstanding.

NOTE 19 – INCOME TAXES

Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Provision at statutory rate of 35%	$17,303	$24,477	$33,572	$37,304
Tax-exempt income	(4,349)	(4,233)	(8,746)	(8,401)
State income taxes	195	2,064	1,046	2,647
Interim period effective rate adjustment	(286)	(37)	(741)	(185)
Tax credit investments—federal	(1,877)	(80)	(3,753)	(160)
ONI nondeductible goodwill	—	8,305	—	8,305
Other, net	(402)	316	(303)	973

Income tax expense	$10,584	$30,812	$21,075	$40,483

Effective tax rate	21.4%	44.1%	22.0%	38.0%

In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at June 30, 2017 and 2016 based on the current estimate of the effective annual rate.

Tax credit investments are included in the Company’s estimate of the effective annual tax rate. The lower effective tax rate during the three and six months ended June 30, 2017 when compared to the three and six months ended June 30, 2016 is the result of an increase in federal tax credits available, as well as the sale of ONI in May 2016 and the associated tax expense of $8.3 million to record a deferred tax liability relating to ONI’s nondeductible goodwill.

Unrecognized Tax Benefits

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(dollars in thousands)	2017	2016
Balance at January 1,	$777	$124
Additions based on tax positions related to the current year	70	58
Additions based on tax positions related to prior years	—	584

Balance at June 30,	$847	$766

If recognized, approximately $0.8 million of unrecognized tax benefits, net of interest, would favorably affect the effective income tax rate in future periods.

Net Deferred Tax Assets

Significant components of net deferred tax assets (liabilities) were as follows at June 30, 2017 and December 31, 2016:

(dollars in thousands)	June 30, 2017	December 31, 2016
Deferred Tax Assets
Allowance for loan losses, net of recapture	$19,902	$19,773
Benefit plan accruals	17,066	23,846
Alternative minimum tax credit	22,210	19,523
Unrealized losses on benefit plans	184	205
Net operating loss carryforwards	57,483	66,917
Federal tax credits	2,589	35
Other-than-temporary impairment	2,184	3,606
Acquired loans	33,977	40,522
Lease exit obligation	2,319	2,060
Unrealized losses on available-for-sale investment securities	8,008	23,365
Unrealized losses on held-to-maturity investment securities	6,809	7,118
Unrealized losses on hedges	3,460	4,116
Other real estate owned	2,186	3,310
Other, net	2,813	2,675

Total deferred tax assets	181,190	217,071

Deferred Tax Liabilities
Accretion on investment securities	(740)	(700)
Purchase accounting	(16,532)	(17,552)
Loan servicing rights	(9,424)	(9,627)
Premises and equipment	(3,608)	(4,800)
Other, net	(4,106)	(2,529)

Total deferred tax liabilities	(34,410)	(35,208)

Net deferred tax assets	$146,780	$181,863

Through the acquisition of Anchor in the second quarter of 2016 and Lafayette Savings Bank in the fourth quarter of 2014, both former thrifts, Old National Bank’s retained earnings at June 30, 2017 include base-year bad debt reserves, created for tax purposes prior to 1988, totaling $52.8 million. Of this total, $50.9 million was acquired from Anchor, and $1.9 million was acquired from Lafayette Savings Bank. Base-year reserves are subject to recapture in the unlikely event that Old National Bank (1) makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes, (2) redeems its stock, or (3) liquidates. Old National Bank has no intention of making such a nondividend distribution. Accordingly, under current accounting principles, a related deferred income tax liability of $19.8 million has not been recognized.

No valuation allowance was recorded at June 30, 2017 or December 31, 2016 because, based on current expectations, Old National believes it will generate sufficient income in future years to realize deferred tax assets.

Old National has federal net operating loss carryforwards totaling $136.8 million at June 30, 2017 and $162.9 million at December 31, 2016. This federal net operating loss was acquired from the acquisitions of Indiana Community Bancorp in 2012 and Anchor in 2016. If not used, the federal net operating loss carryforwards will begin to expire in 2028. Old National has alternative minimum tax credit carryforwards totaling $22.2 million at June 30, 2017 and $19.5 million at December 31, 2016. The alternative minimum tax credit carryforward does not expire. Old National has federal tax credit carryforwards of $2.6 million at June 30, 2017 and $35 thousand at December 31, 2016. The federal tax credits consist mainly of low income housing credits, research and development credits, and federal historic credits that, if not used, will expire from 2027 to 2037. Old National has state net operating loss carryforwards totaling $197.6 million at June 30, 2017 and $206.3 million at December 31, 2016. If not used, the state net operating loss carryforwards will expire from 2024 to 2037. Old National has state tax credits totaling $0.8 million at June 30, 2017. The state tax credits will not expire.

NOTE 20—DERIVATIVE FINANCIAL INSTRUMENTS

As part of our overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, caps, and floors. The notional amount of these derivative instruments was $810.0 million at June 30, 2017 and $660.0 million at December 31, 2016. These derivative financial instruments at June 30, 2017 consisted of $35.0 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its FHLB advances and $775.0 million notional amount of pay-fixed, receive-variable interest rate swaps on certain of its FHLB advances. Derivative financial instruments at December 31, 2016 consisted of $35.0 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its FHLB advances and $625.0 million notional amount of pay-fixed, receive-variable interest rate swaps on certain of its FHLB advances. These hedges were entered into to manage interest rate risk. Derivative instruments are recognized on the balance sheet at their fair value and are not reported on a net basis.

In addition, commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At June 30, 2017, the notional amount of the interest rate lock commitments was $70.6 million and forward commitments were $82.7 million. At December 31, 2016, the notional amount of the interest rate lock commitments was $40.3 million and forward commitments were $86.1 million. It is our practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans.

Old National also enters into derivative instruments for the benefit of its customers. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $730.9 million at June 30, 2017. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $582.7 million at December 31, 2016. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps, caps and collars. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.

Old National enters into derivative financial instruments as part of its foreign currency risk management strategies. These derivative instruments consist of foreign currency forward contracts to accommodate the business needs of its customers. Old National does not designate these foreign currency forward contracts for hedge accounting treatment. The notional amounts of these foreign currency forward contracts and the offsetting counterparty derivative instruments were $0.6 million at June 30, 2017.

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

Amounts reported in AOCI related to cash flow hedges will be reclassified to interest income or interest expense as interest payments are received or paid on the Company’s derivative instruments. During the next 12 months, the Company estimates that $0.2 million will be reclassified to interest income and $4.7 million will be reclassified to interest expense.

On the balance sheet, asset derivatives are included in other assets, and liability derivatives are included in other liabilities. The following table summarizes the fair value of derivative financial instruments utilized by Old National:

	June 30, 2017		December 31, 2016
(dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments
Interest rate contracts	$2,973	$9,803	$3,056	$11,582

Total derivatives designated as hedging instruments	$2,973	$9,803	$3,056	$11,582

Derivatives not designated as hedging instruments
Interest rate contracts	$12,130	$9,176	$11,903	$11,992
Mortgage contracts	1,699	—	2,742	—
Foreign currency contracts	—	13	—	—

Total derivatives not designated as hedging instruments	$13,829	$9,189	$14,645	$11,992

Total	$16,802	$18,992	$17,701	$23,574

Beginning in 2017, the relevant agreements that allow us to access the central clearing organizations to clear derivative transactions were amended to characterize variation margin payments as settlements of the derivative contract rather than collateral against the exposures. Netting cash collateral exchanged with all central clearing organizations and applying variation margin payments as settlement of derivative transactions resulted in a reduction of net derivative assets on our balance sheet of $2.6 million and a reduction of net derivative liabilities of $5.6 million at June 30, 2017.

The effect of derivative instruments on the consolidated statements of income for the three and six months ended June 30, 2017 and 2016 are as follows:

		Three Months Ended June 30,
(dollars in thousands)		2017	2016
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$(1,623)	$(1,310)
Interest rate contracts (2)	Other income / (expense)	38	50

Total		$(1,585)	$(1,260)

Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$81	$81

Total		$81	$81

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (3)	Other income / (expense)	$26	$(81)
Mortgage contracts	Mortgage banking revenue	451	(35)
Foreign currency contracts	Other income	(13)	—

Total		$464	$(116)

		Six Months Ended June 30,
(dollars in thousands)		2017	2016
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$(3,285)	$(2,352)
Interest rate contracts (2)	Other income / (expense)	73	101

Total		$(3,212)	$(2,251)

Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$162	$167

Total		$162	$167

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (3)	Other income / (expense)	$37	$(84)
Mortgage contracts	Mortgage banking revenue	(1,043)	425
Foreign currency contracts	Other income	(13)	—

Total		$(1,019)	$341

(1)	Amounts represent the net interest payments as stated in the contractual agreements.
(2)	Amounts represent ineffectiveness on derivatives designated as fair value hedges.
(3)	Includes the valuation differences between the customer and offsetting counterparty swaps.

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

Credit-Related Financial Instruments

In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $2.588 billion and standby letters of credit of $53.0 million at June 30, 2017. At June 30, 2017, approximately $2.425 billion of the loan commitments had fixed rates and $163.1 million had floating rates, with the floating interest rates ranging from 0% to 21%. At December 31, 2016, loan commitments totaled $2.354 billion and standby letters of credit totaled $51.7 million. These commitments are not reflected in the consolidated financial statements. The allowance for unfunded loan commitments totaled $2.6 million at June 30, 2017 and $3.2 million at December 31, 2016.

Old National had credit extensions with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients totaling $12.8 million at June 30, 2017 and $13.3 million at December 31, 2016. Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $12.4 million at June 30, 2017 and $12.6 million at December 31, 2016. Old National did not provide collateral for the remaining credit extensions.

NOTE 22 – FINANCIAL GUARANTEES

Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires the Company to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At June 30, 2017, the notional amount of standby letters of credit was $53.0 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.3 million. At December 31, 2016, the notional amount of standby letters of credit was $51.7 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.3 million.

Old National is a party in three separate risk participation transactions of interest rate swaps, which had total notional amount of $19.7 million at June 30, 2017.

NOTE 23 – SEGMENT INFORMATION

During the second quarter of 2016, Old National sold its insurance operations, ONI. During the year ended December 31, 2015, the insurance segment’s net income was $2.1 million and its assets totaled $61.8 million at December 31, 2015. In conjunction with the divestiture, Old National re-evaluated its business segments.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at June 30, 2017 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Trading securities	$5,235	$5,235	$—	$—
Investment securities available-for-sale:
U.S. Treasury	5,634	5,634	—	—
U.S. government-sponsored entities and agencies	580,624	—	580,624	—
Mortgage-backed securities—Agency	1,462,111	—	1,462,111	—
States and political subdivisions	431,874	—	431,874
Pooled trust preferred securities	8,097	—	—	8,097
Other securities	325,998	31,198	294,800	—
Residential loans held for sale	27,425	—	27,425	—
Derivative assets	16,802	—	16,802	—
Financial Liabilities
Derivative liabilities	18,992	—	18,992	—

		Fair Value Measurements at December 31, 2016 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Trading securities	$4,982	$4,982	$—	$—
Investment securities available-for-sale:
U.S. Treasury	7,103	7,103	—	—
U.S. government-sponsored entities and agencies	493,956	—	493,956	—
Mortgage-backed securities—Agency	1,525,019	—	1,525,019	—
States and political subdivisions	436,684	—	436,684
Pooled trust preferred securities	8,119	—	—	8,119
Other securities	326,293	30,905	295,388	—
Residential loans held for sale	90,682	—	90,682	—
Derivative assets	17,701	—	17,701	—
Financial Liabilities
Derivative liabilities	23,574	—	23,574	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(dollars in thousands)	2017	2016
Balance at January 1,	$8,119	$7,900
Accretion of discount	8	9
Sales/payments received	(212)	(270)
Increase (decrease) in fair value of securities	182	(919)

Balance at June 30,	$8,097	$6,720

The accretion of discounts on securities in the table above is included in interest income. The increase in fair value for the six months ended June 30, 2017 is reflected in the balance sheet as an increase in the fair value of investment securities available-for-sale, an increase in accumulated other comprehensive income, which is included in shareholders’ equity, and a decrease in other assets related to the tax impact. The decrease in fair value for the six months ended June 30, 2016 is reflected in the balance sheet as a decrease in the fair value of investment securities available-for-sale, a decrease in accumulated other comprehensive income, which is included in shareholders’ equity, and an increase in other assets related to the tax impact.

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy at June 30, 2017 and December 31, 2016:

		Valuation	Unobservable	Range (Weighted
(dollars in thousands)	Fair Value	Techniques	Input	Average)
June 30, 2017
Pooled trust preferred securities	$8,097	Discounted cash flow	Constant prepayment rate (a)	0.00%
			Additional asset defaults (b)	3.1% - 4.4% (4.1%)
			Expected asset recoveries (c)	0.0% - 4.1% (0.6%)
December 31, 2016
Pooled trust preferred securities	$8,119	Discounted cash flow	Constant prepayment rate (a)	0.00%
			Additional asset defaults (b)	4.5% - 10.0% (7.9%)
			Expected asset recoveries (c)	0.0% - 6.1% (0.9%)

(a)	Assuming no prepayments.
(b)	Each currently performing pool asset is assigned a default probability based on the banking environment, which is adjusted for specific issuer evaluation, of 0%, 50%, or 100%.
(c)	Each currently defaulted pool asset is assigned a recovery probability based on specific issuer evaluation of 0%, 25%, or 100%.

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

Assets measured at fair value on a non-recurring basis at June 30, 2017 are summarized below:

		Fair Value Measurements at June 30, 2017 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Collateral Dependent Impaired Loans
Commercial loans	$3,427	$—	$—	$3,427
Commercial real estate loans	28,997	—	—	28,997
Foreclosed Assets
Commercial real estate	2,452	—	—	2,452

Impaired commercial and commercial real estate loans that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral. These impaired commercial and commercial real estate loans had a principal amount of $44.6 million, with a valuation allowance of $12.1 million at June 30, 2017. Old National recorded provision expense associated with these loans totaling $5.1 million for the three months ended June 30, 2017 and $6.2 million for the six months ended June 30, 2017. Old National recorded provision expense associated with impaired commercial and commercial real estate loans that were deemed collateral dependent totaling $0.3 million for the three months ended June 30, 2016 and $1.7 million for the six months ended June 30, 2016.

Other real estate owned and other repossessed property is measured at fair value less costs to sell and had a net carrying amount of $2.5 million at June 30, 2017. The estimates of fair value are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral. There were write-downs of other real estate owned of $0.8 million for the three months ended June 30, 2017 and $1.6 million for the six months ended June 30, 2017. There were write-downs of other real estate owned of $1.8 million for the three months ended June 30, 2016 and $2.2 million for the six months ended June 30, 2016.

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

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

		Valuation	Unobservable	Range (Weighted
(dollars in thousands)	Fair Value	Techniques	Input	Average)
June 30, 2017
Collateral Dependent Impaired Loans
Commercial loans	$3,427	Fair value of collateral	Discount for type of property, age of appraisal, and current status	0% - 74% (38%	)
Commercial real estate loans	28,997	Fair value of collateral	Discount for type of property, age of appraisal and current status	10% - 67% (32%	)
Foreclosed Assets
Commercial real estate	2,452	Fair value of collateral	Discount for type of property, age of appraisal, and current status	16% - 55% (26%	)
December 31, 2016
Collateral Dependent Impaired Loans
Commercial loans	$6,771	Fair value of collateral	Discount for type of property, age of appraisal, and current status	0% - 99% (53%	)
Commercial real estate loans	11,632	Fair value of collateral	Discount for type of property, age of appraisal, and current status	10% - 67% (36%	)
Foreclosed Assets
Commercial real estate	1,352	Fair value of collateral	Discount for type of property, age of appraisal, and current status	4% - 80% (39%	)
Residential	394	Fair value of collateral	Discount for type of property, age of appraisal, and current status	7% - 60% (30%	)

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

We have elected the fair value option for residential loans held for sale. For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status). None of these loans are 90 days or more past due, nor are any on nonaccrual status. Included in the income statement is interest income for loans held for sale totaling $41 thousand for the three months ended June 30, 2017 and $69 thousand for the six months ended June 30, 2017. Included in the income statement is interest income for loans held for sale totaling $26 thousand for the three months ended June 30, 2016 and $48 thousand for the six months ended June 30, 2016.

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

The difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected at June 30, 2017 and December 31, 2016 was as follows:

	Aggregate		Contractual
(dollars in thousands)	Fair Value	Difference	Principal
June 30, 2017
Residential loans held for sale	$27,425	$832	$26,593

December 31, 2016
Residential loans held for sale	$90,682	$133	$90,549

Accrued interest at period end is included in the fair value of the instruments.

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value:

				Total Changes
				in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	(Expense)	Earnings
Three months ended June 30, 2017
Residential loans held for sale	$279	$1	$—	$280

Three months ended June 30, 2016
Residential loans held for sale	$846	$1	$—	$847

Six months ended June 30, 2017
Residential loans held for sale	$697	$2	$—	$699

Six months ended June 30, 2016
Residential loans held for sale	$1,218	$—	$—	$1,218

The carrying amounts and estimated fair values of financial instruments, not previously presented in this note, at June 30, 2017 and December 31, 2016 were as follows:

		Fair Value Measurements at June 30, 2017 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash, due from banks, federal funds sold, and money market investments	$262,741	$262,741	$—	$—
Investment securities held-to-maturity:
Mortgage-backed securities—Agency	8,576	—	8,884	—
State and political subdivisions	686,563	—	740,479	—
Federal Home Loan Bank/Federal Reserve Bank stock	109,715	N/A	N/A	N/A
Loans, net:
Commercial	1,981,256	—	—	2,064,230
Commercial real estate	3,239,344	—	—	3,526,468
Residential real estate	2,097,563	—	—	2,227,567
Consumer credit	1,862,891	—	—	1,981,858
Accrued interest receivable	79,830	15	22,425	57,390
Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$3,011,156	$3,011,156	$—	$—
NOW, savings, and money market deposits	6,236,893	6,236,893	—	—
Time deposits	1,435,665	—	1,427,388	—
Federal funds purchased and interbank borrowings	227,029	227,029
Securities sold under agreements to repurchase	298,094	273,094	25,281	—
Federal Home Loan Bank advances	1,515,628	—	—	1,521,632
Other borrowings	219,167	—	221,144	—
Accrued interest payable	5,988	—	5,988	—
Standby letters of credit	323	—	—	323
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$3,245

N/A	= not applicable

		Fair Value Measurements at December 31, 2016 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash, due from banks, federal funds sold, and money market investments	$255,519	$255,519	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	40,131	—	40,558	—
Mortgage-backed securities—Agency	10,640	—	10,940	—
State and political subdivisions	694,319	—	732,674	—
Federal Home Loan Bank/Federal Reserve Bank stock	101,716	N/A	N/A	N/A
Loans, net:
Commercial	1,895,618	—	—	1,971,296
Commercial real estate	3,112,680	—	—	3,400,365
Residential real estate	2,085,887	—	—	2,228,542
Consumer credit	1,866,519	—	—	1,974,180
Accrued interest receivable	81,381	16	22,880	58,485
Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$3,016,093	$3,016,093	$—	$—
NOW, savings, and money market deposits	6,259,052	6,259,052	—	—
Time deposits	1,468,108	—	1,460,778	—
Federal funds purchased and interbank borrowings	213,003	213,003
Securities sold under agreements to repurchase	367,052	317,052	50,612	—
Federal Home Loan Bank advances	1,353,092	—	—	1,360,599
Other borrowings	218,939	—	217,647	—
Accrued interest payable	5,979	—	5,979	—
Standby letters of credit	315	—	—	315
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$2,527

N/A	= not applicable

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain financial highlights of Old National:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(dollars and shares in thousands, except per share data)	2017	2017	2016	2017	2016
Income Statement:
Net interest income	$104,333	$105,801	$99,340	$210,134	$184,983
Taxable equivalent adjustment (1)	5,643	5,688	5,267	11,331	10,467
Provision for loan losses	1,355	347	1,319	1,702	1,410
Noninterest income	49,271	42,920	93,385	92,191	142,836
Noninterest expense	102,811	101,891	121,472	204,702	219,827
Net income	38,854	35,992	39,122	74,846	66,099
Common Share Data:
Weighted average diluted shares	135,697	135,431	127,973	135,641	121,273
Net income (diluted)	$0.28	$0.27	$0.31	$0.55	$0.55
Cash dividends	0.13	0.13	0.13	0.26	0.26
Common dividend payout ratio (2)	46.43%	48.15%	41.94%	47.27%	47.27%
Book value	$13.92	$13.63	$13.42	$13.92	$13.42
Stock price	17.25	17.35	12.53	17.25	12.53
Tangible common book value (3)	8.85	8.54	8.23	8.85	8.23
Performance Ratios:
Return on average assets	1.05%	0.98%	1.16%	1.01%	1.04%
Return on average common equity	8.33	7.89	9.22	8.11	8.26
Net interest margin (4)	3.42	3.50	3.57	3.46	3.54
Efficiency ratio (5)	64.05	64.66	60.22	64.35	63.76
Net charge-offs (recoveries) to average loans	0.01	0.01	0.01	0.01	0.05
Allowance for loan losses to ending loans	0.55	0.55	0.59	0.55	0.59
Non-performing loans to ending loans	1.51	1.43	1.97	1.51	1.97
Balance Sheet:
Total loans	$9,232,040	$9,131,773	$8,830,158	$9,232,040	$8,830,158
Total assets	14,957,281	14,869,645	14,420,262	14,957,281	14,420,262
Total deposits	10,683,714	10,821,352	10,451,602	10,683,714	10,451,602
Total borrowed funds	2,259,918	2,066,617	1,935,555	2,259,918	1,935,555
Total shareholders’ equity	1,886,594	1,846,359	1,811,117	1,886,594	1,811,117
Nonfinancial Data:
Full-time equivalent employees	2,652	2,659	2,919	2,652	2,919
Banking centers	188	188	206	188	206

(1)	Calculated using the federal statutory tax rate in effect of 35% for all periods.
(2)	Cash dividends divided by net income.
(3)	Tangible common book value is defined as tangible equity (shareholders’ equity excluding goodwill and other intangible assets) divided by common shares issued and outstanding. This is a non-GAAP financial measure that management believes to be helpful in understanding the financial results of the Company.
(4)	Net interest margin is defined as net interest income on a tax equivalent basis as a percentage of average earning assets.
(5)	Efficiency ratio is defined as noninterest expense before amortization of intangibles as a percentage of fully taxable net interest income and noninterest income, excluding net gains from securities transactions. This presentation excludes intangible amortization and net securities gains, as is common in other company disclosures, and better aligns with true operating performance. This is a non-GAAP financial measure that management believes to be helpful in understanding the financial results of the Company.

The following discussion is an analysis of our results of operations for the three and six months ended June 30, 2017 and 2016, and financial condition as of June 30, 2017, compared to June 30, 2016 and December 31, 2016. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. This discussion contains forward-looking statements concerning our business that are based on estimates and involves certain risks and uncertainties. Therefore, future results could differ significantly from our current expectations and the related forward-looking statements.

EXECUTIVE SUMMARY

During the second quarter of 2017, net income was $38.9 million, or $0.28 per diluted share. Net income was $39.1 million, or $0.31 per diluted share, for the second quarter of 2016.

Management’s primary focus remains basic banking – loan growth, fee income, and expense management: This is accomplished by executing our plan of revenue growth driven by strong commercial and retail loan growth, anchored by excellent credit, funded by low-cost core deposits and continued emphasis on becoming more efficient.

Loan Growth: Our loan balances, excluding loans held for sale, grew $100.3 million to $9.232 billion at June 30, 2017 compared to $9.132 billion at March 31, 2017. This growth was attributable to our commercial loan portfolios, as we continue to focus on steady organic loan growth anchored by strong credit performance. Commercial loan demand continues to be steady as we continue our strategy of building new relationships throughout our entire footprint.

Fee Income: Revenue growth in our fee income components was driven by both our mortgage banking and investment product areas as they increased 16% for the six months ended June 30, 2017 when compared to the six months ended June 30, 2016. The majority of our recurring fee income components increased year over year, reflective of the investments we have made over the past few years; however, these increases were offset by a $20.0 million decrease in insurance premiums and commissions and a $41.9 million gain on the sale of ONI during the six months ended June 30, 2016. The increase in mortgage banking revenue was due to increased sales to the secondary market in 2017 and an increase in production attributable to the Wisconsin region.

Expenses: Noninterest expenses remained well controlled, decreasing $18.7 million, or 15%, for the three months ended June 30, 2017 when compared to the three months ended June 30, 2016. The decrease was primarily attributable to the divestiture of ONI, which occurred in May 2016 as well as the acquisition and integration costs associated with the Anchor acquisition during the first six months of 2016. We continue to focus our efforts to right-size the Old National franchise with the most efficient and effective branch network possible while improving the customer experience.

RESULTS OF OPERATIONS

The following table sets forth certain income statement information of Old National for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(dollars in thousands)	2017	2016	Change	2017	2016	Change
Income Statement Summary:
Net interest income	$104,333	$99,340	5.0%	$210,134	$184,983	13.6%
Provision for loan losses	1,355	1,319	2.7	1,702	1,410	20.7
Noninterest income	49,271	93,385	(47.2)	92,191	142,836	(35.5)
Noninterest expense	102,811	121,472	(15.4)	204,702	219,827	(6.9)
Other Data:
Return on average common equity	8.33%	9.22%		8.11%	8.26%
Efficiency ratio (1)	64.05	60.22		64.35	63.76
Tier 1 leverage ratio	8.65	8.86		8.65	8.86
Net charge-offs (recoveries) to average loans	0.01	0.01		0.01	0.05

(1)	Efficiency ratio is defined as noninterest expense before amortization of intangibles as a percent of fully taxable net interest income and noninterest income, excluding net gains from securities transactions. This presentation excludes intangible amortization and net securities gains, as is common in other company disclosures, and better aligns with true operating performance. This is a non-GAAP financial measure that management believes to be helpful in understanding the financial results of the Company.

Net Interest Income

Net interest income is the most significant component of our earnings, comprising 70% of revenues for the six months ended June 30, 2017. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities.

Interest rates increased in the first half of 2017 as the Federal Reserve increased the discount rate 25 basis points at their March meeting and 25 basis points at their June meeting. The rate increases were driven by the Federal Reserve Board’s inflation and wage pressure expectations in conjunction with a moderately expanding economy. The Treasury yield curve flattened as short-term rates rose while intermediate and long-term interest rates remained flat to slightly declining. Collectively, these factors marginally improved the outlook for our net interest income and margin.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2017	2016	2017	2016
Net interest income	$104,333	$99,340	$210,134	$184,983
Conversion to fully taxable equivalent	5,643	5,267	11,331	10,467

Net interest income - taxable equivalent basis	$109,976	$104,607	$221,465	$195,450

Average earning assets	$12,844,504	$11,726,383	$12,793,962	$11,028,706
Net interest margin	3.25%	3.39%	3.28%	3.35%
Net interest margin - taxable equivalent basis	3.42%	3.57%	3.46%	3.54%

The increase in net interest income for the three and six months ended June 30, 2017 when compared to the same periods in 2016 was primarily due to higher average earning assets of $1.118 billion in the three months ended June 30, 2017 when compared to the three months ended June 30, 2016 and $1.765 billion in the six months ended June 30, 2017 when compared to the six months ended June 30, 2016. Partially offsetting the higher average earning assets were higher average interest bearing liabilities of $972.1 million in the three months ended June 30, 2017 when compared to the three months ended June 30, 2016 and $1.546 billion in the six months ended June 30, 2017 when compared to the six months ended June 30, 2016. Net interest income for the three and six months ended June 30, 2017 and 2016 included accretion income (interest income in excess of contractual interest income) associated with acquired loans. Accretion income totaled $9.7 million in the three months ended June 30, 2017 and $22.3 million in the six months ended June 30, 2017, compared to $14.2 million in the three months ended June 30, 2016 and $25.4 million in the six months ended June 30, 2016. We expect accretion income on our PCI loans to decrease over time, but this may be offset by future acquisitions.

The decrease in the net interest margin on a fully taxable equivalent basis for the three and six months ended June 30, 2017 when compared to the same periods in 2016 was primarily due to lower yields associated with accretion income on acquired loans, higher costs of interest bearing liabilities, and a change in the mix of average interest earning assets and interest bearing liabilities. Accretion income represented 30 basis points of the net interest margin for the three months ended June 30, 2017, compared to 49 basis points of the net interest margin for the three months ended June 30, 2016. The yield on interest earning assets decreased 9 basis points and the cost of interest-bearing liabilities increased 7 basis points in the quarterly year-over-year comparison. The yield on interest earning assets is calculated by dividing annualized taxable equivalent net interest income by average interest earning assets while the cost of interest-bearing liabilities is calculated by dividing annualized interest expense by average interest-bearing liabilities. Accretion income represented 35 basis points of the net interest margin for the six months ended June 30, 2017, compared to 46 basis points of the net interest margin for the six months ended June 30, 2016. The yield on interest earning assets decreased 4 basis points and the cost of interest-bearing liabilities increased 4 basis points in the six months ended June 30, 2017 when compared to the six months ended June 30, 2016.

Average earning assets were $12.845 billion for the three months ended June 30, 2017, compared to $11.726 billion for the three months ended June 30, 2016, an increase of $1.118 billion, or 10%. Average earning assets were $12.794 billion for the six months ended June 30, 2017, compared to $11.029 billion for the six months ended June 30, 2016, an increase of $1.765 billion, or 16%. The increases in average earning assets were primarily due to our acquisition of Anchor in May 2016. The loan portfolio including loans held for sale, which generally has an average yield higher than the investment portfolio, was approximately 71% of average interest earning assets for the six months ended June 30, 2017, compared to 69% for the six months ended June 30, 2016.

Average loans including loans held for sale increased $983.0 million for the three months ended June 30, 2017 and $1.547 billion for the six months ended June 30, 2017 when compared to the same periods in 2016 reflecting organic loan growth, as well as an increase attributable to loans acquired from Anchor in May 2016. Loans including loans held for sale attributable to the Anchor acquisition totaled $1.647 billion as of the closing date of the acquisition.

Average investments increased $131.5 million for the three months ended June 30, 2017 and $224.6 million for the six months ended June 30, 2017 when compared to the same periods in 2016 reflecting the Anchor acquisition.

Average non-interest bearing deposits increased $262.7 million for the three months ended June 30, 2017 and $353.5 million for the six months ended June 30, 2017 when compared to the same periods in 2016 reflecting the Anchor acquisition. Average interest bearing deposits increased $593.8 million for the three months ended June 30, 2017 and $1.182 billion for the six months ended June 30, 2017 when compared to the same periods in 2016 reflecting the Anchor acquisition.

Average borrowed funds increased $378.3 million for the three months ended June 30, 2017 and $363.1 million for the six months ended June 30, 2017 when compared to the same periods in 2016 primarily due to increased funding needed as a result of growth in our investment and loan portfolios that outpaced deposit growth.

Provision for Loan Losses

The provision for loan losses was $1.4 million for the three months ended June 30, 2017, compared to $1.3 million for the three months ended June 30, 2016. Net charge-offs totaled $0.2 million during the three months ended June 30, 2017, compared to net charge-offs of $0.2 million during the three months ended June 30, 2016. The provision for loan losses was $1.7 million for the six months ended June 30, 2017, compared to $1.4 million for the six months ended June 30, 2016. Net charge-offs totaled $0.5 million during the six months ended June 30, 2017, compared to net charge-offs of $1.8 million during the six months ended June 30, 2016. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense.

Noninterest Income

We generate revenues in the form of noninterest income through client fees, sales commissions, and other gains and losses from our core banking franchise and other related businesses, such as wealth management, investment consulting, and investment products. The following table details the components in noninterest income for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(dollars in thousands)	2017	2016	Change	2017	2016	Change
Wealth management fees	$9,679	$9,355	3.5%	$18,678	$17,476	6.9%
Service charges on deposit accounts	10,040	10,437	(3.8)	19,883	20,076	(1.0)
Debit card and ATM fees	4,436	4,471	(0.8)	8,672	8,256	5.0
Mortgage banking revenue	5,186	5,203	(0.3)	9,412	8,123	15.9
Insurance premiums and commissions	160	7,122	(97.8)	267	20,243	(98.7)
Investment product fees	5,004	4,724	5.9	9,993	8,629	15.8
Capital markets income	2,747	794	246.0	3,778	1,413	167.4
Company-owned life insurance	2,117	2,080	1.8	4,266	4,118	3.6
Net securities gains (losses)	3,075	1,856	65.7	4,575	2,962	54.5
Recognition of deferred gain on sale leaseback transactions	538	1,038	(48.2)	1,075	2,090	(48.6)
Gain on sale of ONB Insurance Group, Inc.	—	41,864	(100.0)	—	41,864	(100.0)
Change in FDIC indemnification asset	—	888	(100.0)	—	233	(100.0)
Other income	6,289	3,553	77.0	11,592	7,353	57.6

Total noninterest income	$49,271	$93,385	(47.2)%	$92,191	$142,836	(35.5)%

The decreases in noninterest income for the three and six months ended June 30, 2017 when compared to the three and six months ended June 30, 2016 were primarily due to a pre-tax gain of $41.9 million resulting from the sale of ONI in May 2016 and lower insurance premiums and commissions. The decreases in noninterest income were partially offset by higher noninterest income attributable to the Anchor acquisition.

Wealth management fees increased $0.3 million for the three months ended June 30, 2017 when compared to the three months ended June 30, 2016 reflecting higher corporate trust fees, tax preparation fees, and personal trust fees. Wealth management fees increased $1.2 million for the six months ended June 30, 2017 when compared to the six months ended June 30, 2016 reflecting higher personal trust fees, corporate trust fees, mutual fund fees, and tax preparation fees.

Service charges and overdraft fees decreased $0.4 million for the three months ended June 30, 2017 and $0.2 million for the six months ended June 30, 2017 when compared to the same periods in 2016 primarily due to lower overdraft charges, partially offset by higher service charges and overdraft fees attributable to the Anchor acquisition.

Mortgage banking revenue increased $1.3 million for the six months ended June 30, 2017 when compared to the same period in 2016 primarily due to increased sales to the secondary market in 2017 and an increase in production largely attributable to our associates in the Wisconsin region.

Insurance premiums and commissions decreased $7.0 million for the three months ended June 30, 2017 and $20.0 million for the six months ended June 30, 2017 when compared to the same periods in 2016 reflecting the sale of ONI in May 2016.

Investment product fees increased $0.3 million for the three months ended June 30, 2017 and $1.4 million for the six months ended June 30, 2017 when compared to the same periods in 2016 primarily due to the Anchor acquisition.

Capital markets income is comprised of customer interest rate swap fees, foreign currency exchange fees, and net gains (losses) on foreign currency adjustments. Capital markets income increased $2.0 million for the three months ended June 30, 2017 and $2.4 million for the six months ended June 30, 2017 when compared to the same periods in 2016 primarily due to higher customer interest rate swap fees.

In the second quarter of 2016, we recorded a $41.9 million pre-tax gain resulting from the sale of ONI in May 2016. The after-tax gain related to the sale totaled $17.6 million.

Other income increased $2.7 million for the three months ended June 30, 2017 and $4.2 million for the six months ended June 30, 2017 when compared to the same periods in 2016 reflecting higher gains on sales of fixed assets. Recoveries on loans originated by AnchorBank that had been fully charged-off prior to the acquisition are also included in other income totaling $1.6 million for the three months ended June 30, 2017 and $3.1 million for the six months ended June 30, 2017.

Noninterest Expense

The following table details the components in noninterest income for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(dollars in thousands)	2017	2016	Change	2017	2016	Change
Salaries and employee benefits	$57,606	$62,715	(8.1)%	$114,170	$119,687	(4.6)%
Occupancy	10,539	13,568	(22.3)	22,673	26,412	(14.2)
Equipment	3,350	3,316	1.0	6,577	6,209	5.9
Marketing	3,673	5,111	(28.1)	6,723	7,597	(11.5)
Data processing	8,226	8,676	(5.2)	15,834	15,799	0.2
Communication	2,288	2,535	(9.7)	4,702	4,399	6.9
Professional fees	4,077	5,181	(21.3)	6,728	8,549	(21.3)
Loan expense	1,693	2,123	(20.3)	3,324	3,456	(3.8)
Supplies	594	598	(0.7)	1,173	1,181	(0.7)
FDIC assessment	2,130	2,030	4.9	4,617	3,949	16.9
Other real estate owned expense	1,009	2,099	(51.9)	2,124	2,523	(15.8)
Amortization of intangibles	2,781	3,365	(17.4)	5,801	6,012	(3.5)
Other expense	4,845	10,155	(52.3)	10,256	14,054	(27.0)

Total noninterest expense	$102,811	$121,472	(15.4)%	$204,702	$219,827	(6.9)%

Noninterest expense decreased $18.7 million for the three months ended June 30, 2017 when compared to the same period in 2016 primarily due to the reduction of costs associated with the divestiture of ONI in May 2016 and lower charitable contributions of $3.6 million. In addition, noninterest expense for the three months ended June 30, 2016 included $7.2 million of acquisition and integration costs associated with Anchor.

Noninterest expense decreased $15.1 million for the six months ended June 30, 2017 when compared to the same period in 2016 primarily due to the reduction of costs associated with the divestiture of ONI in May 2016. In addition, noninterest expense for the six months ended June 30, 2016 included $8.7 million of acquisition and integration costs associated with Anchor. Partially offsetting these decreases were higher operating expenses associated with our Wisconsin region.

Salaries and benefits is the largest component of noninterest expense. Salaries and benefits decreased $5.1 million for the three months ended June 30, 2017 and $5.5 million for the six months ended June 30, 2017 when compared to the same periods in 2016. Impacting salaries and benefits expense were the divestiture of ONI and the acquisition of Anchor described above. Also contributing to the decrease in salaries and benefits were lower pension expenses reflecting the termination of the Company’s Retirement Plan effective May 15, 2016. The decreases were partially offset by higher incentive compensation in the three and six months ended June 30, 2017.

Occupancy expenses decreased $3.0 million for the three months ended June 30, 2017 and $3.7 million for the six months ended June 30, 2017 when compared to the same periods in 2016 primarily due to branch consolidations in the first quarter of 2017. The decreases were partially offset by occupancy expenses attributable to the Anchor acquisition.

Marketing expense decreased $1.4 million for the three months ended June 30, 2017 and $0.9 million for the six months ended June 30, 2017 when compared to the same periods in 2016 primarily due to additional expenses recorded in 2016 associated with the Anchor acquisition and lower public relations expense.

Professional fees decreased $1.1 million for the three months ended June 30, 2017 and $1.8 million for the six months ended June 30, 2017 when compared to the same periods in 2016 primarily due additional expenses recorded in 2016 associated with the Anchor acquisition, partially offset by $1.0 million in pre-tax expenses recorded in the three months ended June 30, 2017 related to a client-experience improvement initiative currently in process at the Company.

Other expense decreased $5.3 million for the three months ended June 30, 2017 when compared to the three months ended June 30, 2016 primarily due to lower charitable contributions of $3.6 million and lower other expense associated with the Anchor acquisition.

Other expense decreased $3.8 million for the six months ended June 30, 2017 when compared to the six months ended June 30, 2016 primarily due to lower charitable contributions of $4.1 million. We anticipate investment impairment charges related to tax credit investments of $4.4 million in the third quarter of 2017 and $5.5 million in the fourth quarter of 2017 to be included in other expense. There were no investment impairment charges related to tax credit investments for all of 2016 or for the six months ended June 30, 2017. See Note 13 to the consolidated financial statements for additional information on the Company’s tax credit investments.

Provision for Income Taxes

We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The provision for income taxes, as a percentage of pre-tax income, was 21.4% for the three months ended June 30, 2017, compared to 44.1% for the three months ended June 30, 2016. The provision for income taxes, as a percentage of pre-tax income, was 22.0% for the six months ended June 30, 2017, compared to 38.0% for the six months ended June 30, 2016. In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at June 30, 2017 based on the current estimate of the effective annual rate. The lower effective tax rate during the three and six months ended June 30, 2017 when compared to the same periods in 2016 was the result of an increase in federal tax credits available, as well as the sale of ONI in May 2016 and the associated tax expense of $8.3 million to record a deferred tax liability relating to ONI’s nondeductible goodwill. See Note 19 to the consolidated financial statements for additional information.

FINANCIAL CONDITION

Overview

At June 30, 2017, our assets were $14.957 billion, a $537.0 million increase compared to assets of $14.420 billion at June 30, 2016, and a $97.0 million increase compared to assets of $14.860 billion at December 31, 2016. The increase from June 30, 2016 to June 30, 2017 was primarily due to commercial and commercial real estate loan growth.

Earning Assets

Our earning assets are comprised of investment securities, portfolio loans, loans held for sale, money market investments, interest earning accounts with the Federal Reserve, and trading securities. Earning assets were $12.916 billion at June 30, 2017, a $368.9 million increase compared to earning assets of $12.547 billion at June 30, 2016, and a $119.5 million increase compared to earning assets of $12.796 billion at December 31, 2016.

Investment Securities

We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements. However, we also have $8.6 million of fixed-rate mortgage-backed securities and $686.6 million of state and political subdivision securities in our held-to-maturity investment portfolio at June 30, 2017.

Trading securities, which consist of mutual funds held in trusts associated with deferred compensation plans for former directors and executives, are recorded at fair value and totaled $5.2 million at June 30, 2017 compared to $4.8 million at June 30, 2016.

At June 30, 2017, the investment securities portfolio, including trading securities, was $3.624 billion compared to $3.610 billion at June 30, 2016, an increase of $14.0 million. Investment securities represented 28% of earning assets at June 30, 2017, compared to 29% at June 30, 2016, and 29% at December 31, 2016. Investment securities decreased as a percentage of total earning assets due to a proportionately larger increase in loan balances. Stronger commercial loan demand in the future and management’s decision to deleverage the balance sheet could result in a reduction in the securities portfolio. At June 30, 2017, management does not intend to sell any securities in an unrealized loss position and does not believe we will be required to sell such securities.

The investment securities available-for-sale portfolio had net unrealized losses of $19.7 million at June 30, 2017, compared to net unrealized gains of $21.7 million at June 30, 2016, and net unrealized losses of $61.5 million at December 31, 2016. Net unrealized losses decreased from December 31, 2016 to June 30, 2017 primarily due to the effect of a decrease in long-term interest rates on municipal bonds and mortgage-backed securities.

The investment portfolio had an effective duration of 4.25 at June 30, 2017, compared to 3.59 at June 30, 2016, and 4.61 at December 31, 2016. Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates. Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage. The annualized average yields on investment securities, on a taxable equivalent basis, were 2.93% for the three months ended June 30, 2017, compared to 2.80% for the three months ended June 30, 2016. The annualized average yields on investment securities, on a taxable equivalent basis, were 2.96% for the six months ended June 30, 2017, compared to 2.87% for the six months ended June 30, 2016.

Loans Held for Sale

Mortgage loans held for immediate sale in the secondary market were $27.4 million at June 30, 2017, compared to $90.7 million at December 31, 2016. Certain mortgage loans are committed for sale at or prior to origination at a contracted price to an outside investor. Other mortgage loans held for immediate sale are hedged with TBA forward agreements and committed for sale when they are ready for delivery and remain on the Company’s balance sheet for a short period of time (typically 30 to 60 days). These loans are sold without recourse, beyond customary representations and warranties, and Old National has not experienced material losses arising from these sales. Mortgage originations are subject to volatility due to interest rates and home sales, among other factors.

We have elected the fair value option under FASB ASC 825-10 prospectively for residential loans held for sale. The aggregate fair value exceeded the unpaid principal balance by $0.8 million at June 30, 2017 and $1.5 million at June 30, 2016. The aggregate fair value exceeded the unpaid principal balance by $0.1 million at December 31, 2016.

Commercial and Commercial Real Estate Loans

Commercial and commercial real estate loans are the largest classification within earning assets, representing 41% of earning assets at June 30, 2017, compared to 39% at June 30, 2016 and 39% at December 31, 2016. At June 30, 2017, commercial and commercial real estate loans were $5.262 billion, an increase of $424.4 million, or 9%, compared to June 30, 2016, and an increase of $213.7 million, or 4%, compared to December 31, 2016.

Residential Real Estate Loans

At June 30, 2017, residential real estate loans held in our loan portfolio were $2.099 billion, a decrease of $0.4 million compared to June 30, 2016, and an increase of $11.8 million compared to December 31, 2016. Future increases in interest rates could result in a decline in the level of refinancings and new originations of residential real estate loans.

Consumer Loans

Consumer loans, including automobile loans, personal and home equity loans and lines of credit, and student loans, decreased $22.1 million at June 30, 2017 compared to June 30, 2016, and decreased $4.0 million from December 31, 2016. Management plans to slow indirect consumer loan originations, which are least profitable, in 2017.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, increased $182.3 million since June 30, 2016. During 2016, the Company purchased certain bank properties that it had previously leased, including its executive offices, for an aggregate purchase price of $196.1 million.

Net Deferred Tax Assets

Net deferred tax assets decreased $32.7 million compared to June 30, 2016 primarily due to lower deferred tax assets related to acquired loans, premises and equipment, net operating loss carryforwards, and unrealized losses on hedges. Offsetting these decreases were higher deferred tax assets related to unrealized losses on available-for-sale investment securities. Net deferred tax assets decreased $35.1 million compared to December 31, 2016 primarily due to lower deferred tax assets related to unrealized losses on available-for-sale investment securities, net operating loss carryforwards, benefit plan accruals, and acquired loans. Future decreases in the corporate tax rate could result in a loss in value of Old National’s deferred tax assets, but would reduce future income tax expense. See Note 19 to the consolidated financial statements for additional information.

Other Assets

Other assets increased $15.7 million, or 14%, since December 31, 2016 primarily due to an increase in low income housing partnership investments.

Funding

Total funding, comprised of deposits and wholesale borrowings, was $12.944 billion at June 30, 2017, an increase of $556.5 million from $12.387 billion at June 30, 2016, and an increase of $48.3 million from $12.895 billion at December 31, 2016. Included in total funding were deposits of $10.684 billion at June 30, 2017, an increase of $232.1 million from $10.452 billion at June 30, 2016, and a decrease of $59.5 million from $10.743 billion at

December 31, 2016. Noninterest-bearing deposits increased $127.2 million from June 30, 2016 to June 30, 2017. NOW deposits increased $182.9 million from June 30, 2016 to June 30, 2017, while savings deposits increased $308.3 million. Money market deposits decreased $342.9 million from June 30, 2016 to June 30, 2017, while time deposits decreased $43.4 million.

We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. At June 30, 2017, wholesale borrowings, including federal funds purchased and interbank borrowings, securities sold under agreements to repurchase, Federal Home Loan Bank advances, and other borrowings, totaled $2.260 billion, an increase of $324.4 million, or 17%, from June 30, 2016, and an increase of $107.8 million, or 5%, from December 31, 2016. Wholesale funding as a percentage of total funding was 17% at June 30, 2017, 16% at June 30, 2016, and 17% at December 31, 2016. The increase in wholesale funding from June 30, 2016 to June 30, 2017 was primarily due to an increase in Federal Home Loan Bank advances, partially offset by decreases in securities sold under agreements to repurchase and federal funds purchased and interbank borrowings.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities decreased $94.9 million, or 43%, from June 30, 2016 primarily due to lower derivative liabilities, lower deferred gain on sale leaseback transactions, incentive and severance payments in the first half of 2017, and lower accrued pension expenses. Offsetting the decreases was an increase in unfunded commitments on low income housing partnership investments. Accrued expenses and other liabilities decreased $23.4 million, or 16%, from December 31, 2016 primarily due to incentive and severance payments in the first half of 2017, partially offset by an increase in unfunded commitments on low income housing partnership investments.

Capital

Shareholders’ equity totaled $1.887 billion at June 30, 2017, compared to $1.811 billion at June 30, 2016 and $1.814 billion at December 31, 2016. The change in unrealized gains (losses) on investment securities increased equity by $27.1 million during the six months ended June 30, 2017. We paid cash dividends of $0.26 per share for the six months ended June 30, 2017, which reduced equity by $35.2 million. The Company’s Common Stock is traded on the NASDAQ under the symbol “ONB” with 44,698 shareholders of record at June 30, 2017.

Capital Adequacy

Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At June 30, 2017, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of well-capitalized based on the most recent regulatory definition.

At June 30, 2017, Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

	Fully Phased-In Regulatory Guidelines	June 30,		December 31,
	Minimum	2017	2016	2016
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	8.65%	8.86%	8.43%
Common equity Tier 1 capital to risk-adjusted total assets	7.00	11.50	11.64	11.51
Tier 1 capital to risk-adjusted total assets	8.50	11.79	11.79	11.65
Total capital to risk-adjusted total assets	10.50	12.31	12.38	12.18
Shareholders’ equity to assets	N/A	12.61	12.56	12.21

N/A = not applicable

At June 30, 2017, Old National Bank, Old National’s bank subsidiary, maintained a strong capital position as evidenced by the following comparisons of key industry ratios.

	Fully Phased-In Regulatory Guidelines	Well Capitalized	June 30,		December 31,
	Minimum	Guidelines	2017	2016	2016
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	5.00%	8.61%	8.98%	8.55%
Common equity Tier 1 capital to risk-adjusted total assets	7.00	6.50	11.73	11.89	11.83
Tier 1 capital to risk-adjusted total assets	8.50	8.00	11.73	11.89	11.83
Total capital to risk-adjusted total assets	10.50	10.00	12.25	12.48	12.35

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

Investment Activities

We carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral. At June 30, 2017, we had pooled trust preferred securities with a fair value of $8.1 million, or less than 1% of the available-for-sale securities portfolio. These securities remained classified as available-for-sale and at June 30, 2017, the unrealized loss on our pooled trust preferred securities was approximately $8.7 million. The fair value of these securities should improve as we get closer to maturity. There was no OTTI recorded during the six months ended June 30, 2017 or 2016.

All of our mortgage-backed securities are backed by U.S. government-sponsored or federal agencies. Municipal bonds, corporate bonds, and other debt securities are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. See Note 6 to the consolidated financial statements for additional details about our investment security portfolio.

Counterparty Exposure

Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation. We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry. Old National manages exposure to counterparty risk in connection with its derivatives transactions by generally engaging in transactions with counterparties having ratings of at least A by Standard & Poor’s Rating Service or A2 by Moody’s Investors Service. Total credit exposure is monitored by counterparty, and managed within limits that management believes to be prudent. Old National’s net counterparty exposure was an asset of $236.5 million at June 30, 2017.

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

Commercial mortgages and construction loans are offered to real estate investors, developers, and builders primarily domiciled in the geographic market areas we serve: Indiana, Kentucky, Michigan, and Wisconsin. These loans are secured by first mortgages on real estate at LTV margins deemed appropriate for the property type, quality, location, and sponsorship. Generally, these LTV ratios do not exceed 80%. The commercial properties are predominantly non-residential properties such as retail centers, apartments, industrial properties and, to a lesser extent, more specialized properties. Substantially all of our commercial real estate loans are secured by properties located in our primary market area.

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

Consumer

We offer a variety of first mortgage and junior lien loans to consumers within our markets, with residential home mortgages comprising our largest consumer loan category. These loans are secured by a primary residence and are underwritten using traditional underwriting systems to assess the credit risks of the consumer. Decisions are primarily based on LTV ratios, DTI ratios, liquidity, and credit scores. A maximum LTV ratio of 80% is generally required, although higher levels are permitted with mortgage insurance or other mitigating factors. We offer fixed rate mortgages and variable rate mortgages with interest rates that are subject to change every year after the first, third, fifth, or seventh year, depending on the product and are based on fully-indexed rates such as LIBOR. We do not offer payment-option facilities, sub-prime loans, or any product with negative amortization.

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

We assumed student loans in the acquisition of Anchor in May 2016. At June 30, 2017, student loans totaled $72.2 million and are guaranteed by the government from 97% to 100%.

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

We lend primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling, and retailing. Old National manages concentrations of credit exposure by industry, product, geography, customer relationship, and loan size, with no concentration of loans exceeding 10% of its portfolio. At June 30, 2017, we had minimal exposure to foreign borrowers and no sovereign debt. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Kentucky, Michigan, and Wisconsin. We are experiencing a slow and gradual improvement in the economy of our principal markets. Management expects that trends in under-performing, criticized, and classified loans will be influenced by the degree to which the economy strengthens or weakens.

Summary of under-performing, criticized and classified assets:

	June 30,		December 31,
(dollars in thousands)	2017	2016	2016
Nonaccrual loans:
Commercial	$29,856	$54,554	$56,585
Commercial real estate	63,051	75,730	44,026
Residential real estate	19,029	17,185	17,674
Consumer	13,583	12,871	13,122

Total nonaccrual loans (1)	125,519	160,340	131,407
Renegotiated loans not on nonaccrual	14,123	13,904	14,376
Past due loans (90 days or more and still accruing):
Commercial	2	175	23
Residential real estate	74	101	2
Consumer	125	394	303

Total past due loans	201	670	328
Other real estate owned	11,071	24,254	18,546

Total under-performing assets	$150,914	$199,168	$164,657

Classified loans (includes nonaccrual, renegotiated, past due 90 days, and other problem loans)	$237,997	$250,214	$220,429
Other classified assets (2)	7,449	6,392	7,063
Criticized loans	99,502	106,886	95,462

Total criticized and classified assets	$344,948	$363,492	$322,954

Asset Quality Ratios:
Non-performing loans/total loans (3) (4)	1.51%	1.97%	1.62%
Under-performing assets/total loans and other real estate owned (3)	1.63	2.25	1.82
Under-performing assets/total assets	1.01	1.38	1.11
Allowance for loan losses/under-performing assets (5)	33.78	26.01	30.25
Allowance for loan losses/nonaccrual loans (1)	40.62	32.31	37.90

(1)	Includes purchased credit impaired loans of approximately $6.8 million at June 30, 2017, $28.4 million at June 30, 2016, and $16.7 million at December 31, 2016 that are categorized as nonaccrual because the collection of principal or interest is doubtful. These loans are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.
(2)	Includes 2 pooled trust preferred securities, 2 corporate securities, and 1 insurance policy at June 30, 2017.
(3)	Loans exclude loans held for sale.
(4)	Non-performing loans include nonaccrual and renegotiated loans.
(5)	Because the acquired loans were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date.

Under-performing assets totaled $150.9 million at June 30, 2017, compared to $199.2 million at June 30, 2016 and $164.7 million at December 31, 2016. Under-performing assets as a percentage of total loans and other real estate owned at June 30, 2017 were 1.63%, a decrease of 62 basis points from 2.25% at June 30, 2016 and a decrease of 19 basis points from 1.82% at December 31, 2016.

Nonaccrual loans decreased from June 30, 2016 primarily due to a decrease in nonaccrual commercial and commercial real estate loans. As a percentage of nonaccrual loans, the allowance for loan losses was 40.62% at June 30, 2017, compared to 32.31% at June 30, 2016 and 37.90% at December 31, 2016. PCI loans that were included in the nonaccrual category because the collection of principal or interest is doubtful totaled $6.8 million at June 30, 2017, compared to $28.4 million at June 30, 2016 and $16.7 million at December 31, 2016. However, they are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

Total criticized and classified assets were $344.9 million at June 30, 2017, a decrease of $18.5 million from June 30, 2016, and an increase of $22.0 million from December 31, 2016. Other classified assets include investment securities that fell below investment grade rating totaling $7.4 million at June 30, 2017, compared to $6.4 million at June 30, 2016 and $7.1 million at December 31, 2016.

Old National may choose to restructure the contractual terms of certain loans. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit Old National by increasing the ultimate probability of collection.

Any loans that are modified are reviewed by Old National to identify if a TDR has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. The modification of the terms of such loans include one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate of new debt with similar risk, or a permanent reduction of the recorded investment of the loan.

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

When a residential or consumer loan is identified as a TDR, the loan is typically written down to its collateral value less selling costs.

At June 30, 2017, our TDRs consisted of $20.1 million of commercial loans, $33.1 million of commercial real estate loans, $3.6 million of residential loans, and $3.6 million of consumer loans totaling $60.4 million. Approximately $46.2 million of the TDRs at June 30, 2017 were included with nonaccrual loans. At December 31, 2016, our TDRs consisted of $16.8 million of commercial loans, $18.3 million of commercial real estate loans, $3.0 million of residential loans, and $2.6 million of consumer loans totaling $40.7 million. Approximately $26.3 million of the TDRs at December 31, 2016 were included with nonaccrual loans.

Old National has allocated specific reserves to customers whose loan terms have been modified in TDRs totaling $7.3 million at June 30, 2017 and $4.0 million of December 31, 2016. At June 30, 2017, Old National had committed to lend an additional $1.0 million to customers with outstanding loans that are classified as TDRs.

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

PCI loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition. If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually. If the PCI loan is being accounted for as part of a pool, it will not be removed from the pool. At June 30, 2017, it has not been necessary to remove any loans from PCI accounting.

In general, once a modified loan is considered a TDR, the loan will always be considered a TDR, and therefore impaired, until it is paid in full, otherwise settled, sold, or charged off. However, guidance also permits for loans to be removed from TDR status when subsequently restructured under these circumstances: (1) at the time of the subsequent restructuring, the borrower is not experiencing financial difficulties, and this is documented by a current credit evaluation at the time of the restructuring, (2) under the terms of the subsequent restructuring agreement, the institution has granted no concession to the borrower; and (3) the subsequent restructuring agreement includes market terms that are no less favorable than those that would be offered for a comparable new loan. For loans subsequently restructured that have cumulative principal forgiveness, the loan should continue to be measured in accordance with ASC 310-10, Receivables – Overall. However, consistent with ASC 310-40-50-2, Troubled Debt Restructurings by Creditors, Creditor Disclosure of Troubled Debt Restructurings, the loan would not be required to be reported in the years following the restructuring if the subsequent restructuring meets both of these criteria: (1) has an interest rate at the time of the subsequent restructuring that is not less than a market interest rate; and (2) is performing in compliance with its modified terms after the subsequent restructuring.

Allowance for Loan Losses and Reserve for Unfunded Commitments

Loan charge-offs, net of recoveries, totaled $0.2 million for the three months ended June 30, 2017 and 2016. Annualized, net charge-offs (recoveries) to average loans were 0.01% for the three months ended June 30, 2017 and 2016. Loan charge-offs, net of recoveries, totaled $0.5 million for the six months ended June 30, 2017, compared to $1.8 million for the six months ended June 30, 2016. Annualized, net charge-offs (recoveries) to average loans were 0.01% for the six months ended June 30, 2017 compared to 0.05% for the six months ended June 30, 2016. Management will continue its efforts to reduce the level of non-performing loans and may consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for loan losses.

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

At June 30, 2017, the allowance for loan losses was $51.0 million, a decrease of $0.8 million compared to $51.8 million at June 30, 2016, and an increase of $1.2 million compared to $49.8 million at December 31, 2016. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense.

As a percentage of total loans excluding loans held for sale, the allowance was 0.55% at June 30, 2017, compared to 0.59% at June 30, 2016 and 0.55% at December 31, 2016.

The following table provides additional details of the components of the allowance for loan losses, including ASC 450, Contingencies, for loans collectively evaluated for impairment, ASC 310-10, Receivables, for loans individually evaluated for impairment, and ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, for loans acquired with deteriorated credit quality:

(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Loan balance	$9,168,303	$100,342	$71,045	$9,339,690
Remaining purchase discount	(74,856)	(3,781)	(29,013)	(107,650)

Loans, net of discount	$9,093,447	$96,561	$42,032	$9,232,040

Allowance, January 1, 2017	$41,532	$7,998	$278	$49,808
Charge-offs	(4,075)	(2,212)	(332)	(6,619)
Recoveries	1,764	3,686	645	6,095
Provision expense	(742)	2,607	(163)	1,702

Allowance, June 30, 2017	$38,479	$12,079	$428	$50,986

We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. The reserve for unfunded loan commitments is classified as a liability account on the balance sheet and totaled $2.6 million at June 30, 2017, compared to $3.2 million at December 31, 2016.

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

The following table illustrates our projected net interest income sensitivity over a two year cumulative horizon based on the asset/liability model at June 30, 2017 and 2016:

	Immediate
	Rate Decrease		Immediate Rate Increase
	-50		+100	+200	+300
(dollars in thousands)	Basis Points	Base	Basis Points	Basis Points	Basis Points
June 30, 2017
Projected interest income:
Money market, other interest earning investments, and investment securities	$221,572	$229,235	$239,969	$248,182	$257,766
Loans	681,078	728,701	822,228	914,769	1,006,899

Total interest income	902,650	957,936	1,062,197	1,162,951	1,264,665

Projected interest expense:
Deposits	23,735	44,479	106,022	167,560	229,092
Borrowings	68,331	81,104	107,917	134,719	161,506

Total interest expense	92,066	125,583	213,939	302,279	390,598

Net interest income	$810,584	$832,353	$848,258	$860,672	$874,067

Change from base	$(21,769)		$15,905	$28,319	$41,714
% change from base	-2.62%		1.91%	3.40%	5.01%
June 30, 2016
Projected interest income:
Money market, other interest earning investments, and investment securities	$207,606	$219,294	$235,172	$248,160	$259,314
Loans	591,557	633,419	719,172	802,883	885,833

Total interest income	799,163	852,713	954,344	1,051,043	1,145,147

Projected interest expense:
Deposits	18,803	35,488	93,291	151,090	208,883
Borrowings	46,190	56,843	80,733	104,540	128,325

Total interest expense	64,993	92,331	174,024	255,630	337,208

Net interest income	$734,170	$760,382	$780,320	$795,413	$807,939

Change from base	$(26,212)		$19,938	$35,031	$47,557
% change from base	-3.45%		2.62%	4.61%	6.25%

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

Because the models are driven by expected behavior in various interest rate scenarios and many factors besides market interest rates affect our net interest income, we recognize that model outputs are not guarantees of actual results. For this reason, we model many different combinations of interest rates and balance sheet assumptions to understand our overall sensitivity to market interest rate changes, including shocks, yield curve flattening, yield curve steepening, as well as forecasts of likely interest rate scenarios. At June 30, 2017, our projected net interest income sensitivity based on the asset/liability models we utilize was within the limits of the Company’s interest rate risk policy for the scenarios tested.

We use derivative instruments, primarily interest rate swaps, to mitigate interest rate risk, including certain cash flow hedges on variable-rate debt with a notional amount of $775 million at June 30, 2017. Our derivatives had an estimated fair value loss of $2.2 million at June 30, 2017, compared to an estimated fair value loss of $5.9 million at December 31, 2016. See Note 20 to the consolidated financial statements for further discussion of derivative financial instruments.

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

A time deposit maturity schedule for Old National Bank is shown in the following table at June 30, 2017.

(dollars in thousands)
Maturity Bucket	Amount	Rate
2017	$517,246	0.66%
2018	549,639	0.81
2019	149,811	1.14
2020	107,596	1.58
2021	44,898	1.36
2022 and beyond	66,475	1.60

Total	$1,435,665	0.90%

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

The rating outlook from Moody’s Investor Service is stable. Moody’s Investor Service concluded a rating review of Old National Bank on May 2, 2016.

The credit ratings of Old National and Old National Bank at June 30, 2017 are shown in the following table.

Moody’s Investor Service
	Long-term	Short-term
Old National Bancorp	A3	N/A
Old National Bank	Aa3	P-1

N/A = not applicable

Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well. At June 30, 2017, Old National Bancorp and its subsidiaries had the following availability of liquid funds and borrowings:

	Parent
(dollars in thousands)	Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$111,488	$151,253
Unencumbered government-issued debt securities	—	1,156,033
Unencumbered investment grade municipal securities	—	459,158
Unencumbered corporate securities	—	84,974
Availability of borrowings:
Amount available from Federal Reserve discount window*	—	496,516
Amount available from Federal Home Loan Bank Indianapolis*	—	420,894

Total available funds	$111,488	$2,768,828

*	Based on collateral pledged

The Parent Company (Old National Bancorp) has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows, and funds used for acquisitions. The Parent Company can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit, and through the issuance of debt securities. Additionally, the Parent Company has a shelf registration in place with the Securities and Exchange Commission permitting ready access to the public debt and equity markets. At June 30, 2017, the Parent Company’s other borrowings outstanding were $215.2 million.

Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years. Prior regulatory approval to pay dividends was not required in 2016 and is not currently required.

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $2.588 billion and standby letters of credit of $53.0 million at June 30, 2017. At June 30, 2017, approximately $2.425 billion of the loan commitments had fixed rates and $163.1 million had floating rates, with the floating rates ranging from 0% to 21%. At December 31, 2016, loan commitments were $2.354 billion and standby letters of credit were $51.7 million. The term of these off-balance sheet arrangements is typically one year or less.

Old National is a party in three separate risk participation transactions of interest rate swaps, which had total notional amount of $19.7 million at June 30, 2017.

CONTRACTUAL OBLIGATIONS

The following table presents our significant fixed and determinable contractual obligations at June 30, 2017:

	Payments Due In
	One Year	One to	Three to	Over
(dollars in thousands)	or Less (1)	Three Years	Five Years	Five Years	Total
Deposits without stated maturity	$9,248,049	$—	$—	$—	$9,248,049
IRAs, consumer, and brokered certificates of deposit	517,246	699,450	152,494	66,475	1,435,665
Federal funds purchased and interbank borrowings	227,029	—	—	—	227,029
Securities sold under agreements to repurchase	273,094	25,000	—	—	298,094
Federal Home Loan Bank advances	778,818	401,937	50,000	284,873	1,515,628
Other borrowings	99	164	190	218,714	219,167
Fixed interest payments (2)	10,843	33,128	28,580	52,174	124,725
Operating leases	8,464	31,180	28,840	79,881	148,365
Other long-term liabilities (3)	11,139	16,531	44	76	27,790

(1)	For the remaining six months of fiscal 2017.
(2)	Our senior notes, subordinated notes, certain trust preferred securities, and certain Federal Home Loan Bank advances have fixed-rates ranging from 0.96% to 6.08%. All of our other long-term debt is at LIBOR based variable-rates at June 30, 2017. The projected variable interest assumes no increase in LIBOR rates from June 30, 2017.
(3)	Includes amount expected to be contributed to the Restoration Plan in 2017 (amounts for 2018 and beyond are unknown at this time) and unfunded commitments on qualified affordable housing projects and other tax credit investments.

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

Goodwill and Intangibles

•	Description. For acquisitions, we are required to record the assets acquired, including identified intangible assets, and the liabilities assumed at their fair value. These often involve estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques that may include estimates of attrition, inflation, asset growth rates, or other relevant factors. In addition, the determination of the useful lives over which an intangible asset will be amortized is subjective. Under FASB ASC 350, Intangibles – Goodwill and Other, goodwill and indefinite-lived assets recorded must be reviewed for impairment on an annual basis, as well as on an interim basis if events or changes indicate that the asset might be impaired. An impairment loss must be recognized for any excess of carrying value over fair value of the goodwill or the indefinite-lived intangible asset.

•	Judgments and Uncertainties. The determination of fair values is based on valuations using management’s assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors.

•	Effect if Actual Results Differ From Assumptions. Changes in these factors, as well as downturns in economic or business conditions, could have a significant adverse impact on the carrying values of goodwill or intangible assets and could result in impairment losses affecting our financials as a whole and our banking subsidiary in which the goodwill or intangibles resides.

Acquired Impaired Loans

•	Description. Loans acquired with evidence of credit deterioration since inception and for which it is probable that all contractual payments will not be received are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). These loans are recorded at fair value at the time of acquisition, with no carryover of the related allowance for loan losses. Fair value of acquired loans is determined using a discounted cash flow methodology based on assumptions about the amount and timing of principal and interest payments, principal prepayments and principal defaults and losses, and current market rates. In recording the acquisition date fair values of acquired impaired loans, management calculates a non-accretable difference (the credit component of the purchased loans) and an accretable difference (the yield component of the purchased loans).

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

•	Judgments and Uncertainties. We utilize a PD/LGD model as a tool to determine the adequacy of the allowance for loan losses for performing commercial and commercial real estate loans. The PD is forecast using a transition matrix to determine the likelihood of a customer’s AQR migrating from its current AQR to any other status within the time horizon. Transition rates are measured using Old National’s own historical experience. The model assumes that recent historical transition rates will continue into the future. The LGD is defined as credit loss incurred when an obligor of the bank defaults. The sum of all net charge-offs for a particular portfolio segment are divided by all loans that have defaulted over a given period of time. The expected loss derived from the model considers the PD, LGD, and exposure at default. Additionally, qualitative factors, such as changes in lending policies or procedures, and economic business conditions are also considered.

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

Management’s analysis of probable losses in the portfolio at June 30, 2017 resulted in a range for allowance for loan losses of $14.7 million. The range pertains to general (FASB ASC 450, Contingencies) reserves for both retail and performing commercial loans. Specific (FASB ASC 310, Receivables) reserves do not have a range of probable loss. Due to the risks and uncertainty associated with the economy and our projection of loss rates inherent in the portfolio, we establish a range of probable outcomes (a high-end estimate and a low-end estimate) and evaluate our position within this range. The potential effect to net income based on our position in the range relative to the high and low endpoints is a decrease of $1.4 million and an increase of $8.1 million, respectively, after taking into account the tax effects. These sensitivities are hypothetical and may not represent actual results.

Derivative Financial Instruments

•	Description. As part of our overall interest rate risk management, we use derivative instruments to reduce exposure to changes in interest rates and market prices for financial instruments. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of derivative financial instruments and hedged items. To the extent hedging relationships are found to be effective, as determined by FASB ASC 815, Derivatives and Hedging (“ASC Topic 815”), changes in fair value of the derivatives are offset by changes in the fair value of the related hedged item or recorded to other comprehensive income. Management believes hedge effectiveness is evaluated properly in preparation of the financial statements. All of the derivative financial instruments we use have an active market and indications of fair value can be readily obtained. We are not using the “short-cut” method of accounting for any fair value derivatives.

•	Judgments and Uncertainties. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of derivative financial instruments and hedged items.

•	Effect if Actual Results Differ From Assumptions. To the extent hedging relationships are found to be effective, as determined by ASC Topic 815, changes in fair value of the derivatives are offset by changes in the fair value of the related hedged item or recorded to other comprehensive income. However, if in the future the derivative financial instruments used by us no longer qualify for hedge accounting treatment, all changes in fair value of the derivative would flow through the consolidated statements of income in other noninterest income, resulting in greater volatility in our earnings.

Income Taxes

•	Description. We are subject to the income tax laws of the U.S., its states, and the municipalities in which we operate. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. We review income tax expense and the carrying value of deferred tax assets quarterly; and as new information becomes available, the balances are adjusted as appropriate. FASB ASC 740-10 (FIN 48) prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. See Note 19 to the consolidated financial statements for a further description of our provision and related income tax assets and liabilities.

•	Judgments and Uncertainties. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws. We must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be subject to review/adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon examination or audit.

•	Effect if Actual Results Differ From Assumptions. Although management believes that the judgments and estimates used are reasonable, actual results could differ and we may be exposed to losses or gains that could be material. To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement would result in a reduction in our effective income tax rate in the period of resolution.

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

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk and Liquidity Risk.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)    ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
04/01/17 - 04/30/17	2,572	$17.09	—	—
05/01/17 - 05/31/17	31,040	17.10	—	—
06/01/17 - 06/30/17	—	—	—	—

Quarter-to-date 6/30/17	33,612	$17.10	—	—

The Board of Directors did not authorize a stock repurchase plan for 2017. During the three months ended June 30, 2017, Old National repurchased a limited number of shares associated with employee share-based incentive programs.

ITEM 5. OTHER INFORMATION

(a)	None

(b)	There have been no material changes in the procedure by which security holders recommend nominees to the Company’s board of directors.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Fourth Amended and Restated Articles of Incorporation of Old National, amended May 13, 2016 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2016).

3.2	Amended and Restated By-Laws of Old National, amended July 28, 2016 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2016).

4.1	Senior Indenture between Old National and The Bank of New York Trust Company (as successor to J.P. Morgan Trust Company, National Association (as successor to Bank One, NA)), as trustee, dated as of July 23, 1997 (incorporated by reference to Exhibit 4.3 to Old National’s Registration Statement on Form S-3, Registration No. 333-118374, filed with the Securities and Exchange Commission on December 2, 2004).

4.2	Second Indenture Supplement, dated as of August 15, 2014, between Old National and The Bank of New York Mellon Trust Company, N.A., as trustee, providing for the issuance of its 4.125% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2014).

10.1	Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Appendix I of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 6, 2017).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Old National’s Form 10-Q Report for the quarterly period ended June 30, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD NATIONAL BANCORP

(Registrant)

By:	/s/ James C. Ryan, III
James C. Ryan, III Senior Executive Vice President and Chief Financial Officer Duly Authorized Officer and Principal Financial Officer

Date: August 1, 2017