Form 10-Q
period 2017-09-30
OLD NATIONAL BANCORP /IN/
filed 2017-11-01
CIK 707179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The registrant has one class of common stock (no par value) with 135,523,000 shares outstanding at September 30, 2017.

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

Anchor (MN): Anchor Bancorp, Inc.

Anchor Bank (MN): Anchor Bank, N.A.

Anchor (WI): Anchor BanCorp Wisconsin Inc.

AnchorBank (WI): AnchorBank, fsb

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

FHLB: Federal Home Loan Bank

FHTC: Federal Historic Tax Credit

FICO: Fair Isaac Corporation

GAAP: generally accepted accounting principles

LGD: loss given default

LIBOR: London Interbank Offered Rate

LIHTC: Low Income Housing Tax Credit

LTV: loan-to-value

N/A: not applicable

N/M: not meaningful

NASDAQ: The NASDAQ Stock Market LLC

NOW: negotiable order of withdrawal

ONI: ONB Insurance Group, Inc.

OTTI: other-than-temporary impairment

PCI: purchased credit impaired

PD: probability of default

TBA: to be announced

TDR: troubled debt restructuring

OLD NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars and shares in thousands, except per share data)	September 30, 2017	December 31, 2016	September 30, 2016
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$202,652	$209,381	$224,893
Money market and other interest-earning investments	49,715	46,138	36,147

Total cash and cash equivalents	252,367	255,519	261,040
Trading securities, at fair value	5,351	4,982	4,973
Investment securities—available-for-sale, at fair value:
U.S. Treasury	5,615	7,103	9,265
U.S. government-sponsored entities and agencies	576,436	493,956	473,070
Mortgage-backed securities	1,450,736	1,525,019	1,483,840
States and political subdivisions	414,673	436,684	449,578
Other securities	328,377	334,412	342,925

Total investment securities—available-for-sale	2,775,837	2,797,174	2,758,678
Investment securities—held-to-maturity, at amortized cost (fair value $740,564; $784,172; and $922,311, respectively)	688,951	745,090	850,803
Federal Home Loan Bank/Federal Reserve Bank stock, at cost	117,354	101,716	101,716
Loans held for sale, at fair value	30,221	90,682	60,465
Loans:
Commercial	2,049,054	1,917,099	1,836,380
Commercial real estate	3,370,211	3,130,853	3,092,575
Residential real estate	2,119,120	2,087,530	2,105,232
Consumer credit, net of unearned income	1,859,739	1,875,030	1,870,798

Total loans	9,398,124	9,010,512	8,904,985
Allowance for loan losses	(50,169)	(49,808)	(51,547)

Net loans	9,347,955	8,960,704	8,853,438

Premises and equipment, net	412,488	429,622	333,266
Accrued interest receivable	75,342	81,381	77,689
Goodwill	655,018	655,018	655,210
Other intangible assets	29,235	37,677	40,918
Company-owned life insurance	356,897	352,956	351,431
Net deferred tax assets	137,951	181,863	169,466
Loan servicing rights	24,900	25,561	25,920
Assets held for sale	8,196	5,970	4,217
Other real estate owned and repossessed personal property	10,259	18,546	23,719
Other assets	137,478	115,776	130,122

Total assets	$15,065,800	$14,860,237	$14,703,071

Liabilities
Deposits:
Noninterest-bearing demand	$3,034,696	$3,016,093	$2,944,331
Interest-bearing:
NOW	2,539,233	2,596,595	2,486,190
Savings	2,932,488	2,954,709	2,963,637
Money market	648,378	707,748	687,895
Time	1,451,989	1,468,108	1,564,655

Total deposits	10,606,784	10,743,253	10,646,708
Federal funds purchased and interbank borrowings	317,021	213,003	125,121
Securities sold under agreements to repurchase	285,409	367,052	347,804
Federal Home Loan Bank advances	1,589,367	1,353,092	1,331,379
Other borrowings	219,314	218,939	218,795
Accrued expenses and other liabilities	141,082	150,481	198,807

Total liabilities	13,158,977	13,045,820	12,868,614

Shareholders’ Equity
Preferred stock, 2,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $1.00 per share stated value, 300,000 shares authorized, 135,523; 135,159; and 134,985 shares issued and outstanding, respectively	135,523	135,159	134,985
Capital surplus	1,354,036	1,348,338	1,343,740
Retained earnings	451,461	390,292	374,561
Accumulated other comprehensive income (loss), net of tax	(34,197)	(59,372)	(18,829)

Total shareholders’ equity	1,906,823	1,814,417	1,834,457

Total liabilities and shareholders’ equity	$15,065,800	$14,860,237	$14,703,071

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars and shares in thousands, except per share data)	2017	2016	2017	2016
Interest Income
Loans including fees:
Taxable	$97,685	$94,866	$282,075	$252,965
Nontaxable	3,373	3,004	9,788	8,999
Investment securities:
Taxable	15,330	14,612	46,516	41,919
Nontaxable	7,052	7,208	21,652	21,309
Money market and other interest-earning investments	85	23	171	93

Total interest income	123,525	119,713	360,202	325,285

Interest Expense
Deposits	5,125	4,819	14,232	12,566
Federal funds purchased and interbank borrowings	655	226	1,433	566
Securities sold under agreements to repurchase	280	375	870	1,139
Federal Home Loan Bank advances	6,618	4,137	17,947	11,164
Other borrowings	2,369	2,353	7,108	7,064

Total interest expense	15,047	11,910	41,590	32,499

Net interest income	108,478	107,803	318,612	292,786
Provision for loan losses	311	1,306	2,013	2,716

Net interest income after provision for loan losses	108,167	106,497	316,599	290,070

Noninterest Income
Wealth management fees	8,837	8,572	27,515	26,048
Service charges on deposit accounts	10,535	11,054	30,418	31,130
Debit card and ATM fees	4,248	4,330	12,920	12,586
Mortgage banking revenue	5,104	7,718	14,516	15,841
Insurance premiums and commissions	170	132	437	20,375
Investment product fees	5,193	5,038	15,186	13,667
Capital markets income	1,843	849	5,621	2,262
Company-owned life insurance	2,022	2,163	6,288	6,281
Net securities gains (losses)	2,972	1,647	7,547	4,609
Recognition of deferred gain on sale leaseback transactions	537	235	1,612	2,325
Gain on sale of ONB Insurance Group, Inc.	—	—	—	41,864
Change in FDIC indemnification asset	—	—	—	233
Other income	4,905	5,505	16,497	12,858

Total noninterest income	46,366	47,243	138,557	190,079

Noninterest Expense
Salaries and employee benefits	57,783	60,861	171,953	180,548
Occupancy	11,670	12,944	34,343	39,356
Equipment	3,485	3,564	10,062	9,773
Marketing	2,646	3,528	9,369	11,125
Data processing	7,696	8,242	23,530	24,041
Communication	2,163	2,755	6,865	7,154
Professional fees	4,589	3,252	11,317	11,801
Loan expense	1,542	2,213	4,866	5,669
Supplies	547	799	1,720	1,980
FDIC assessment	2,197	2,149	6,814	6,098
Other real estate owned expense	511	728	2,635	3,251
Amortization of intangibles	2,641	3,233	8,442	9,245
Other expense	6,232	3,794	16,488	17,848

Total noninterest expense	103,702	108,062	308,404	327,889

Income before income taxes	50,831	45,678	146,752	152,260
Income tax expense	11,459	10,969	32,534	51,452

Net income	$39,372	$34,709	$114,218	$100,808

Net income per common share—basic	$0.30	$0.25	$0.85	$0.80
Net income per common share—diluted	0.29	0.25	0.84	0.80

Weighted average number of common shares outstanding—basic	135,120	134,492	135,040	125,366
Weighted average number of common shares outstanding—diluted	135,796	135,011	135,693	125,839

Dividends per common share	$0.13	$0.13	$0.39	$0.39

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016

Net income	$39,372	$34,709	$114,218	$100,808

Other comprehensive income (loss):

Change in securities available-for-sale:
Unrealized holding gains (losses) for the period	(3,955)	3,428	42,452	33,956
Reclassification adjustment for securities gains realized in income	(2,972)	(1,647)	(7,547)	(4,609)
Income tax effect	2,513	(693)	(12,764)	(10,670)

Unrealized gains (losses) on available-for-sale securities	(4,414)	1,088	22,141	18,677

Change in securities held-to-maturity:
Amortization of fair value for securities held-to-maturity previously recognized into accumulated other comprehensive income	456	439	1,358	1,370
Income tax effect	(156)	(150)	(465)	(468)

Changes from securities held-to-maturity	300	289	893	902

Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	217	3,133	(1,590)	(12,480)
Reclassification adjustment for losses realized in net income	1,429	1,865	4,962	4,723
Income tax effect	(625)	(1,899)	(1,281)	2,948

Changes from cash flow hedges	1,021	3,099	2,091	(4,809)

Defined benefit pension plans:
Amortization of net loss recognized in income	27	503	81	1,933
Income tax effect	(11)	(191)	(31)	(735)

Changes from defined benefit pension plans	16	312	50	1,198

Other comprehensive income (loss), net of tax	(3,077)	4,788	25,175	15,968

Comprehensive income	$36,295	$39,497	$139,393	$116,776

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(dollars in thousands)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2015	$114,297	$1,087,911	$323,759	$(34,797)	$1,491,170
Net income	—	—	100,808	—	100,808
Other comprehensive income	—	—	—	15,968	15,968
Acquisition of Anchor BanCorp Wisconsin Inc.	20,415	253,150	—	—	273,565
Dividends—common stock ($0.39 per share)	—	—	(49,962)	—	(49,962)
Common stock issued	24	272	—	—	296
Common stock repurchased	(146)	(1,759)	—	—	(1,905)
Stock-based compensation expense	—	5,070	—	—	5,070
Stock activity under incentive compensation plans	395	(904)	(44)	—	(553)

Balance at September 30, 2016	$134,985	$1,343,740	$374,561	$(18,829)	$1,834,457

Balance at December 31, 2016	$135,159	$1,348,338	$390,292	$(59,372)	$1,814,417
Net income	—	—	114,218	—	114,218
Other comprehensive income	—	—	—	25,175	25,175
Dividends—common stock ($0.39 per share)	—	—	(52,841)	—	(52,841)
Common stock issued	18	285	—	—	303
Common stock repurchased	(108)	(1,809)	—	—	(1,917)
Stock-based compensation expense	—	4,684	—	—	4,684
Stock activity under incentive compensation plans	454	2,538	(208)	—	2,784

Balance at September 30, 2017	$135,523	$1,354,036	$451,461	$(34,197)	$1,906,823

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2017	2016
Cash Flows From Operating Activities
Net income	$114,218	$100,808

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	16,178	11,399
Amortization of other intangible assets	8,442	9,245
Net premium amortization on investment securities	11,263	14,331
Amortization of and net gains on termination of FDIC indemnification asset	—	(458)
Stock-based compensation expense	4,684	5,070
Excess tax (benefit) expense on stock-based compensation	126	—
Provision for loan losses	2,013	2,716
Net securities (gains) losses	(7,547)	(4,609)
Recognition of deferred gain on sale leaseback transactions	(1,612)	(2,325)
Gain on sale of ONB Insurance Group, Inc.	—	(41,864)
Net gains on sales of loans and other assets	(5,082)	(6,019)
Increase in cash surrender value of company-owned life insurance	(6,288)	(6,281)
Residential real estate loans originated for sale	(336,238)	(447,191)
Proceeds from sale of residential real estate loans	403,128	416,208
(Increase) decrease in interest receivable	6,039	(1,283)
(Increase) decrease in other real estate owned	8,287	7,022
(Increase) decrease in other assets	8,498	22,153
Increase (decrease) in accrued expenses and other liabilities	(4,370)	(11,059)

Total adjustments	107,521	(32,945)

Net cash flows provided by (used in) operating activities	221,739	67,863

Cash Flows From Investing Activities
Cash portion of bank purchase price, net of cash acquired	—	(62,532)
Proceeds from sale of ONB Insurance Group, Inc.	—	91,771
Purchases of investment securities available-for-sale	(566,089)	(1,281,062)
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	(15,647)	(10,974)
Proceeds from maturities, prepayments, and calls of investment securities available-for-sale	337,766	1,043,014
Proceeds from sales of investment securities available-for-sale	284,315	157,819
Proceeds from maturities, prepayments, and calls of investment securities held-to-maturity	53,586	16,324
Proceeds from redemption of Federal Home Loan Bank/Federal Reserve Bank stock	9	—
Proceeds from sales of trading securities	127	—
Reimbursements under FDIC loss share agreements	—	10,000
Net principal collected from (loans made to) loan customers	(389,264)	(322,876)
Proceeds from settlements on company-owned life insurance	2,347	3,422
Proceeds from sale of premises and equipment and other assets	15,058	6,332
Purchases of premises and equipment and other assets	(17,675)	(117,899)

Net cash flows provided by (used in) investing activities	(295,467)	(466,661)

Cash Flows From Financing Activities
Net increase (decrease) in:
Deposits	(136,469)	393,135
Federal funds purchased and interbank borrowings	104,018	(165,970)
Securities sold under agreements to repurchase	(81,643)	(42,737)
Payments for maturities of Federal Home Loan Bank advances	(893,363)	(592,877)
Payments for maturities of other borrowings	(116)	(50)
Proceeds from Federal Home Loan Bank advances	1,130,000	900,000
Cash dividends paid on common stock	(52,841)	(49,962)
Common stock repurchased	(1,917)	(1,905)
Proceeds from exercise of stock options	2,604	90
Common stock issued	303	296

Net cash flows provided by (used in) financing activities	70,576	440,020

Net increase (decrease) in cash and cash equivalents	(3,152)	41,222
Cash and cash equivalents at beginning of period	255,519	219,818

Cash and cash equivalents at end of period	$252,367	$261,040

Supplemental cash flow information:
Total interest paid	$43,205	$33,394
Total taxes paid (net of refunds)	$2,958	$25,900

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of September 30, 2017 and 2016, and December 31, 2016, and the results of its operations for the three and nine months ended September 30, 2017 and 2016. Interim results do not necessarily represent annual results. These financial statements should be read in conjunction with Old National’s Annual Report for the year ended December 31, 2016.

All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the 2017 presentation. Such reclassifications had no effect on net income or shareholders’ equity and were insignificant amounts.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

FASB ASC 606 —In May 2014, the FASB issued an update (ASU No. 2014-09, Revenue from Contracts with Customers) creating FASB Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. We have finalized our in-depth assessment and identified the revenue line items within the scope of this new guidance. We do not expect the new standard, or any of the amendments detailed below, to result in a material change from our current accounting for revenue because the majority of the Company’s financial instruments are not within the scope of Topic 606. We have elected to implement using the modified retrospective application, with the cumulative effect recorded as an adjustment to opening retained earnings at January 1, 2018. We will continue to evaluate any impact, including changes to related disclosures, as additional guidance is issued.

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

FASB ASC 944 —In May 2015, the FASB issued an update (ASU No. 2015-09, Disclosures about Short-Duration Contracts). This update applies to all insurance entities that issue short-duration contracts as defined in Topic 944, Financial Services—Insurance. The amendment requires insurance entities to disclose for annual reporting periods information about the liability for unpaid claims and claim adjustment expenses, and information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements. Additionally, the amendments require insurance entities to disclose for annual and interim reporting periods a roll-forward of the liability for unpaid claims and claim adjustment expenses. The amendments in this update became effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016, and did not have a material impact on the consolidated financial statements.

FASB ASC 825—In January 2016, the FASB issued an update (ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities). The amendments in this update impact public business entities as follows: 1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. 2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. 3) Eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. 4) Require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. 5) Require an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. 6) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. 7) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. We are currently evaluating our equity investments to determine which will be impacted by the adoption of the new guidance.

FASB ASC 842 —In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. Based on leases outstanding at September 30, 2017, we do not expect the new standard to have a material impact on our income statement, but anticipate an $80 million to $100 million increase in our assets and liabilities. Decisions to repurchase, modify, or renew leases prior to the implementation date will impact this level of materiality.

FASB ASC 405—In March 2016, the FASB issued ASU No. 2016-04, Liabilities—Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. The amendments of this ASU narrowly address breakage, which is the monetary amount of the card that ultimately is not redeemed by the cardholder for prepaid stored-value products that are redeemable for monetary values of goods or services but may also be redeemable for cash. Examples of prepaid stored-value products included in this amendment are prepaid gift cards issued by specific payment networks and redeemable at network-accepting merchant locations, prepaid telecommunication cards, and traveler’s checks. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

FASB ASC 815—In March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The amendments apply to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as a hedging instrument. The amendments clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments in this update became effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, and did not have a material impact on the consolidated financial statements.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in the update make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The amendments in this update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This update addresses several limitations that current GAAP places on the risk components, how an entity can designate the hedged item in a fair value hedge of interest rate risk, and how an entity can measure changes in fair value of the hedged item attributable to interest rate risk. In addition to the amendments to the designation and measurement guidance for qualifying hedging relationships, the amendments in this update also align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements to increase the understandability of the results of an entity’s intended hedging strategies. The amendments in this update require an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. Current GAAP provides special hedge accounting only for the portion of the hedge deemed to be “highly effective” and requires an entity to separately reflect the amount by which the hedging instrument does not offset the hedged item, which is referred to as the “ineffective” amount. However, the concept and reporting of hedge ineffectiveness were difficult for financial statement users to understand and, at times, for preparers to explain. The FASB board decided on an approach that no longer separately measures and reports hedge ineffectiveness. This update also includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. Current GAAP contains specific requirements for initial and ongoing quantitative hedge effectiveness testing and strict requirements for specialized effectiveness testing methods that allow an entity to forgo quantitative hedge effectiveness assessments for qualifying relationships. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. Early adoption is permitted in any interim period.

FASB ASC 323—In March 2016, the FASB issued ASU No. 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The amendments affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments also require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments in this update became effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, and did not have a material impact on the consolidated financial statements.

FASB ASC 718 —In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting. The amendments are intended to improve the accounting for employee shared-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The amendments in this update became effective on January 1, 2017 and resulted in a $0.1 million expense during the nine months ended September 30, 2017.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this update provide guidance about which changes to the terms and conditions of a shared-based payment award require an entity to apply modification accounting. An entity should account for the effect of a modification unless all the following are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

FASB ASC 326 —In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The main objective of this amendment is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendment requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to enhance their credit loss estimates. The amendment requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, the ASU amends the accounting for credit losses on available-

for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. Early adoption will be permitted beginning after December 15, 2018. We have formed a cross functional committee that has overseen the enhancement of existing technology required to source and model data for the purposes of meeting this standard. The committee has also selected a vendor to assist in generating loan level cash flows and disclosures. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

FASB ASC 740 —In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Current guidance prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in generally accepted accounting principles. The exception has led to diversity in practice and is a source of complexity in financial reporting. FASB decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments in this update do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

FASB ASC 810—In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties that are under Common Control. This update amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE and, therefore, consolidates the VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. The amendments in this update became effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, and did not have a material impact on the consolidated financial statements.

FASB ASC 805—In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update provide a more robust framework to use in determining when a set of assets and activities is a business. Because the current definition of a business is interpreted broadly and can be difficult to apply, stakeholders indicated that analyzing transactions is inefficient and costly and that the definition does not permit the use of reasonable judgment. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

FASB ASC 350 —In January 2017, the FASB issued ASU No. 2017-04, Intangibles: Goodwill and Other: Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, the income tax effects of tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the qualitative impairment test is necessary. The amendments should be applied on a prospective basis. The nature of and reason for the change in accounting principle should be disclosed upon transition. The amendments in this update should be adopted for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted on testing dates after January 1, 2017. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

FASB ASC 610 —In February 2017, the FASB issued ASU No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. Subtopic 610-20 was originally issued as part of ASU No. 2014-09 to provide guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. This update was issued to help clarify uncertainties and complexities of ASU 2014-09. The amendments in this update define the term in substance nonfinancial asset, in part, as a financial asset promised to a counterparty in a contract if substantially all of its fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets. If substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets. The amendments in this update also clarify that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. The amendment in this update require an entity to derecognize a distinct nonfinancial asset or distinct in substance nonfinancial asset in a partial sale transaction when it (1) does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with Topic 810 and (2) transfers control of the asset in accordance with Topic 606. Once an entity transfers control of a distinct nonfinancial asset or distinct in substance nonfinancial asset, it is required to measure any noncontrolling interest it receives (or retains) at fair value. The amendments are effective at the same time as the amendments in ASU 2014-09. Therefore, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

FASB ASC 715—In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this update require that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. The amendments in this update improve the consistency, transparency, and usefulness of financial information to users that have communicated that the service cost component generally is analyzed differently from the other components of net benefit cost. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

FASB ASC 310—In March 2017, the FASB issued ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This update amends the amortization period for certain purchased callable debt securities held at a premium. FASB is shortening the amortization period for the premium to the earliest call date. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. Concerns were raised that current GAAP excludes certain callable debt securities from consideration of early repayment of principal even if the holder is certain that the call will be exercised. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings. There is diversity in practice (1) in the amortization period for premiums of callable debt securities and (2) in how the potential for exercise of a call is factored into current impairment assessments. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

NOTE 3—ACQUISITION AND DIVESTITURE ACTIVITY

Acquisitions

Anchor BanCorp Wisconsin Inc.

Effective May 1, 2016 (the “Closing Date”), Old National completed the acquisition of Madison, Wisconsin-based Anchor (WI) through a stock and cash merger. Anchor (WI) was a savings and loan holding company with AnchorBank (WI) as its wholly-owned subsidiary. AnchorBank (WI) operated 46 banking centers, including 32 banking centers in the Madison, Milwaukee, and Fox Valley triangle. Old National achieved cost savings by integrating the two companies and combining accounting, data processing, retail and lending support, and other administrative functions after the merger, which enabled Old National to achieve economies of scale in these areas.

Pursuant to the merger agreement, shareholders of Anchor (WI) could elect to receive either 3.5505 shares of Old National common stock or $48.50 in cash for each share of Anchor (WI) they held, subject to a maximum of 40% of the purchase price in cash. The total fair value of consideration paid for Anchor (WI) was $459.8 million, consisting of $186.2 million of cash and the issuance of 20.4 million shares of Old National Common Stock valued at $273.6 million. This acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while $15.9 million of transaction and integration costs were expensed as incurred.

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

Acquired loan data for Anchor (WI) can be found in the table below:

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

Based on an ongoing assessment of our service and delivery network, the Company consolidated five branches during 2016 and an additional fifteen in January 2017. The Company plans to consolidate another fourteen branches in the fourth quarter of 2017.

Pending Acquisition

On August 7, 2017, Old National entered into an agreement to acquire St. Paul, Minnesota-based Anchor (MN) through a stock and cash merger. Anchor (MN) is a bank holding company with Anchor Bank (MN) as its wholly-owned subsidiary. Founded in 1967 and with 18 total branches, Anchor Bank (MN) is one of the largest community banks headquartered in the Twin Cities, and also serves Mankato, Minnesota. Anchor Bank (MN) has no affiliation with the former AnchorBank (WI) in Madison, Wisconsin, which Old National acquired in 2016. At June 30, 2017, Anchor Bank (MN) had total assets of $2.1 billion and $1.7 billion of deposit liabilities. Pursuant to the merger agreement, each holder of Anchor (MN) common stock will receive $2.625 in cash and 1.350 shares of Old National common stock per share of Anchor (MN) common stock such holder owns. Based on Old National’s September 29, 2017 closing price of $18.30 per share, this represents a total transaction value of approximately $334.2 million. The transaction value is likely to change up to the closing date, due to fluctuations in the price of Old National common stock and is also subject to adjustment under certain circumstances as provided in the merger agreement. The transaction has received regulatory and shareholder approval and closed on November 1, 2017.

NOTE 4—NET INCOME PER SHARE

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

The following table reconciles basic and diluted net income per share for the three and nine months ended September 30, 2017 and 2016:

(dollars and shares in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic Earnings Per Share
Net income	$39,372	$34,709	$114,218	$100,808

Weighted average common shares outstanding	135,120	134,492	135,040	125,366

Basic Net Income Per Share	$0.30	$0.25	$0.85	$0.80

Diluted Earnings Per Share
Net income	$39,372	$34,709	$114,218	$100,808

Weighted average common shares outstanding	135,120	134,492	135,040	125,366
Effect of dilutive securities:
Restricted stock	589	465	558	432
Stock options (1)	87	54	95	41

Weighted average shares outstanding	135,796	135,011	135,693	125,839
Diluted Net Income Per Share	$0.29	$0.25	$0.84	$0.80

(1)	Options to purchase 0.1 million shares and 0.9 million shares outstanding at September 30, 2017 and 2016, respectively, were not included in the computation of net income per diluted share for the three months ended September 30, 2017 and 2016 because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 0.1 million shares and 0.8 million shares outstanding at September 30, 2017 and 2016, respectively, were not included in the computation of net income per diluted share for the nine months ended September 30, 2017 and 2016, respectively, because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 5—INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at September 30, 2017 and December 31, 2016 and the corresponding amounts of unrealized gains and losses therein:

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2017
Available-for-Sale
U.S. Treasury	$5,472	$143	$—	$5,615
U.S. government-sponsored entities and agencies	583,151	86	(6,801)	576,436
Mortgage-backed securities—Agency	1,466,636	3,862	(19,762)	1,450,736
States and political subdivisions	410,856	6,569	(2,752)	414,673
Pooled trust preferred securities	16,651	—	(8,381)	8,270
Other securities	319,669	2,086	(1,648)	320,107

Total available-for-sale securities	$2,802,435	$12,746	$(39,344)	$2,775,837

Held-to-Maturity
Mortgage-backed securities—Agency	$7,649	$254	$—	$7,903
States and political subdivisions	681,302	51,359	—	732,661

Total held-to-maturity securities	$688,951	$51,613	$—	$740,564

December 31, 2016
Available-for-Sale
U.S. Treasury	$6,963	$140	$—	$7,103
U.S. government-sponsored entities and agencies	506,234	113	(12,391)	493,956
Mortgage-backed securities—Agency	1,551,465	6,923	(33,369)	1,525,019
States and political subdivisions	446,003	4,183	(13,502)	436,684
Pooled trust preferred securities	17,011	—	(8,892)	8,119
Other securities	331,001	1,074	(5,782)	326,293

Total available-for-sale securities	$2,858,677	$12,433	$(73,936)	$2,797,174

Held-to-Maturity
U.S. government-sponsored entities and agencies	$40,131	$427	$—	$40,558
Mortgage-backed securities—Agency	10,640	300	—	10,940
States and political subdivisions	694,319	38,915	(560)	732,674

Total held-to-maturity securities	$745,090	$39,642	$(560)	$784,172

Proceeds from sales or calls of available-for-sale investment securities, the resulting realized gains and realized losses, and other securities gains or losses were as follows for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Proceeds from sales of available-for-sale securities	$98,038	$50,368	$284,315	$157,819
Proceeds from calls of available-for-sale securities	2,303	160,805	73,423	525,114

Total	$100,341	$211,173	$357,738	$682,933

Realized gains on sales of available-for-sale securities	$2,891	$1,062	$7,174	$4,213
Realized gains on calls of available-for-sale securities	13	477	13	848
Realized losses on sales of available-for-sale securities	(36)	(2)	(79)	(450)
Realized losses on calls of available-for-sale securities	—	(15)	(8)	(103)
Other securities gains (losses) (1)	104	125	447	101

Net securities gains (losses)	$2,972	$1,647	$7,547	$4,609

(1)	Other securities gains (losses) includes net realized gains or losses associated with trading securities and mutual funds.

Trading securities, which consist of mutual funds held in trusts associated with deferred compensation plans for former directors and executives, are recorded at fair value and totaled $5.4 million at September 30, 2017 and $5.0 million at December 31, 2016.

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

	At September 30, 2017
(dollars in thousands)			Weighted Average Yield
Maturity	Amortized Cost	Fair Value
Available-for-Sale
Within one year	$34,563	$34,686	2.36%
One to five years	338,424	339,100	2.11
Five to ten years	302,515	305,146	2.85
Beyond ten years	2,126,933	2,096,905	2.43

Total	$2,802,435	$2,775,837	2.44%

Held-to-Maturity
Within one year	$23,751	$24,064	6.15%
One to five years	89,739	94,617	4.88
Five to ten years	172,648	183,505	4.88
Beyond ten years	402,813	438,378	5.75

Total	$688,951	$740,564	5.43%

The following table summarizes the investment securities with unrealized losses at September 30, 2017 and December 31, 2016 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2017
Available-for-Sale
U.S. government-sponsored entities and agencies	$406,906	$(3,708)	$89,907	$(3,093)	$496,813	$(6,801)
Mortgage-backed securities—Agency	985,209	(12,903)	190,224	(6,859)	1,175,433	(19,762)
States and political subdivisions	104,214	(1,612)	35,715	(1,140)	139,929	(2,752)
Pooled trust preferred securities	—	—	8,270	(8,381)	8,270	(8,381)
Other securities	80,290	(848)	85,583	(800)	165,873	(1,648)

Total available-for-sale	$1,576,619	$(19,071)	$409,699	$(20,273)	$1,986,318	$(39,344)

Held-to-Maturity
States and political subdivisions	$465	$—	$—	$—	$465	$—

Total held-to-maturity	$465	$—	$—	$—	$465	$—

December 31, 2016
Available-for-Sale
U.S. government-sponsored entities and agencies	$432,192	$(12,391)	$—	$—	$432,192	$(12,391)
Mortgage-backed securities—Agency	1,177,093	(30,295)	57,636	(3,074)	1,234,729	(33,369)
States and political subdivisions	286,351	(13,247)	4,919	(255)	291,270	(13,502)
Pooled trust preferred securities	—	—	8,119	(8,892)	8,119	(8,892)
Other securities	121,498	(2,734)	126,539	(3,048)	248,037	(5,782)

Total available-for-sale	$2,017,134	$(58,667)	$197,213	$(15,269)	$2,214,347	$(73,936)

Held-to-Maturity
States and political subdivisions	$59,481	$(560)	$—	$—	$59,481	$(560)

Total held-to-maturity	$59,481	$(560)	$—	$—	$59,481	$(560)

Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available-for-sale or held-to-maturity are generally evaluated for OTTI under FASB ASC 320, Investments—Debt and Equity Securities. However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in FASB ASC 325-10 (EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets).

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

There was no OTTI recorded during the nine months ended September 30, 2017 or 2016.

At September 30, 2017, Old National’s securities portfolio consisted of 1,495 securities, 317 of which were in an unrealized loss position. The unrealized losses attributable to our U.S. government-sponsored entities and agencies, agency mortgage-backed securities, states and political subdivisions, and other securities are the result of fluctuations in interest rates. Our pooled trust preferred securities are discussed below. At September 30, 2017, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell any securities.

Pooled Trust Preferred Securities

At September 30, 2017, our securities portfolio contained three pooled trust preferred securities with a fair value of $8.3 million and unrealized losses of $8.4 million. One of the pooled trust preferred securities in our portfolio falls within the scope of FASB ASC 325-10 (EITF 99-20) and has a fair value of $0.3 million with an unrealized loss of $2.5 million at September 30, 2017. This security was rated A3 at inception, but is rated D at September 30, 2017. The issuers in this security are banks. We use the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine whether an adverse change in cash flows has occurred during the quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and a limited number of recoveries on current or projected interest payment deferrals. In addition, we use the model to “stress” this CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Old National’s note class. For the nine months ended September 30, 2017 and 2016, our model indicated no OTTI losses on this security.

Two of our pooled trust preferred securities with a fair value of $8.0 million and unrealized losses of $5.9 million at September 30, 2017 are not subject to FASB ASC 325-10. These securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. For the nine months ended September 30, 2017 and 2016, our analysis indicated no OTTI on these securities.

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

Trust preferred securities September 30, 2017 (dollars in thousands)	Class	Lowest Credit Rating (1)	Amortized Cost	Fair Value	Unrealized Gain/ (Loss)	Realized Losses 2017	# of Issuers Currently Performing/ Remaining	Actual Deferrals and Defaults as a % of Original Collateral	Expected Defaults as a % of Remaining Performing Collateral	Excess Subordination as a % of Current Performing Collateral
Pooled trust preferred securities:
Reg Div Funding 2004	B-2	D	$2,738	$262	$(2,476)	$—	21/36	32.1%	7.5%	0.0%
Pretsl XXVII LTD	B	B	4,422	2,451	(1,971)	—	35/44	16.7%	3.8%	47.9%
Trapeza Ser 13A	A2A	BBB	9,491	5,557	(3,934)	—	50/55	4.5%	4.6%	45.2%

			16,651	8,270	(8,381)	—
Single Issuer trust preferred securities:
Fleet Cap Tr V (BOA)		BB+	3,403	3,325	(78)	—
JP Morgan Chase Cap XIII		BBB-	4,775	4,609	(166)	—
NB-Global		BB+	799	949	150	—
Chase Cap II		BBB-	833	935	102	—

			9,810	9,818	8	—

Total			$26,461	$18,088	$(8,373)	$—

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

NOTE 6—LOANS HELD FOR SALE

Mortgage loans held for immediate sale in the secondary market were $30.2 million at September 30, 2017, compared to $90.7 million at December 31, 2016. Residential loans that Old National has originated with the intent to sell are recorded at fair value in accordance with FASB ASC 825-10, Financial Instruments. Conventional mortgage production is sold on a servicing retained basis. Certain loans, such as government guaranteed mortgage loans are sold on servicing released basis.

NOTE 7—LOANS AND ALLOWANCE FOR LOAN LOSSES

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

The composition of loans by lending classification was as follows:

(dollars in thousands)	September 30, 2017	December 31, 2016
Commercial (1)	$2,049,054	$1,917,099
Commercial real estate:
Construction (2)	276,226	357,802
Other (2)	3,093,985	2,773,051
Residential real estate	2,119,120	2,087,530
Consumer credit:
Home equity	477,100	476,439
Auto	1,165,289	1,167,737
Other	217,350	230,854

Total loans	9,398,124	9,010,512
Allowance for loan losses	(50,169)	(49,808)

Net loans	$9,347,955	$8,960,704

(1)	Includes direct finance leases of $8.7 million at September 30, 2017 and $10.8 million at December 31, 2016.
(2)	Certain commercial real estate construction loans were reclassified from commercial real estate—other due to a misclassification at December 31, 2016.

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

The acquisition of Anchor (WI) on May 1, 2016 added $926.2 million of commercial real estate loans to our portfolio. At 188%, Old National Bank’s commercial real estate loans as a percentage of its risk-based capital remained well below the regulatory guideline limit of 300% at September 30, 2017.

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

Consumer

Home equity loans are typically secured by a subordinate interest in 1-4 family residences, and consumer loans are secured by consumer assets such as automobiles or recreational vehicles. We assumed student loans in the acquisition of Anchor (WI) in May 2016. At September 30, 2017, student loans totaled $70.2 million and are guaranteed by the government from 97% to 100%. Some consumer loans are unsecured such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in residential property or other collateral values. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

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

Old National’s activity in the allowance for loan losses for the three and nine months ended September 30, 2017 and 2016 was as follows:

(dollars in thousands)	Commercial	Commercial Real Estate	Residential	Consumer	Total
Three Months Ended September 30, 2017
Balance at beginning of period	$20,365	$20,654	$1,811	$8,156	$50,986
Charge-offs	(70)	(1,148)	(227)	(1,376)	(2,821)
Recoveries	255	339	89	1,010	1,693
Provision	(23)	180	236	(82)	311

Balance at end of period	$20,527	$20,025	$1,909	$7,708	$50,169

Three Months Ended September 30, 2016
Balance at beginning of period	$24,156	$18,208	$1,459	$7,981	$51,804
Charge-offs	(1,681)	(1,378)	(140)	(1,320)	(4,519)
Recoveries	594	1,548	2,174	(1,360)	2,956
Provision	1,461	(1,033)	(1,963)	2,841	1,306

Balance at end of period	$24,530	$17,345	$1,530	$8,142	$51,547

Nine Months Ended September 30, 2017
Balance at beginning of period	$21,481	$18,173	$1,643	$8,511	$49,808
Charge-offs	(951)	(2,784)	(954)	(4,751)	(9,440)
Recoveries	1,647	3,086	196	2,859	7,788
Provision	(1,650)	1,550	1,024	1,089	2,013

Balance at end of period	$20,527	$20,025	$1,909	$7,708	$50,169

Nine Months Ended September 30, 2016
Balance at beginning of period	$26,347	$15,993	$2,051	$7,842	$52,233
Charge-offs	(3,640)	(2,440)	(360)	(4,698)	(11,138)
Recoveries	2,288	2,935	2,387	126	7,736
Provision	(465)	857	(2,548)	4,872	2,716

Balance at end of period	$24,530	$17,345	$1,530	$8,142	$51,547

The following table provides Old National’s recorded investment in financing receivables by portfolio segment at September 30, 2017 and December 31, 2016 and other information regarding the allowance:

(dollars in thousands)	Commercial	Commercial Real Estate	Residential	Consumer	Total
September 30, 2017
Allowance for loan losses:
Individually evaluated for impairment	$4,456	$6,486	$—	$—	$10,942
Collectively evaluated for impairment	16,048	13,520	1,909	7,552	39,029
Loans acquired with deteriorated credit quality	23	19	—	156	198

Total allowance for loan losses	$20,527	$20,025	$1,909	$7,708	$50,169

Loans and leases outstanding:
Individually evaluated for impairment	$33,275	$62,442	$—	$—	$95,717
Collectively evaluated for impairment	2,015,185	3,287,914	2,107,253	1,853,875	9,264,227
Loans acquired with deteriorated credit quality	594	19,855	11,867	5,864	38,180

Total loans and leases outstanding	$2,049,054	$3,370,211	$2,119,120	$1,859,739	$9,398,124

December 31, 2016
Allowance for loan losses:
Individually evaluated for impairment	$4,561	$3,437	$—	$—	$7,998
Collectively evaluated for impairment	16,838	14,717	1,643	8,334	41,532
Loans acquired with deteriorated credit quality	82	19	—	177	278

Total allowance for loan losses	$21,481	$18,173	$1,643	$8,511	$49,808

Loans and leases outstanding:
Individually evaluated for impairment	$45,960	$57,230	$—	$—	$103,190
Collectively evaluated for impairment	1,870,289	3,040,849	2,073,950	1,866,815	8,851,903
Loans acquired with deteriorated credit quality	850	32,774	13,580	8,215	55,419

Total loans and leases outstanding	$1,917,099	$3,130,853	$2,087,530	$1,875,030	$9,010,512

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

Classified—Nonaccrual. Loans classified as nonaccrual have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection in full, on the basis of currently existing facts, conditions, and values, in doubt.

Classified—Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as nonaccrual, with the added characteristic that the weaknesses make collection in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Pass rated loans are those loans that are other than criticized, classified—substandard, classified—nonaccrual, or classified—doubtful.

The risk category of commercial and commercial real estate loans by class of loans at September 30, 2017 and December 31, 2016 was as follows:

(dollars in thousands)			Commercial		Commercial
Corporate Credit Exposure	Commercial		Real Estate— Construction		Real Estate— Other
Credit Risk Profile by Internally Assigned Grade	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Grade:
Pass	$1,944,997	$1,750,923	$261,500	$347,325	$2,911,548	$2,669,890
Criticized	41,004	45,614	14,726	9,258	74,467	40,590
Classified—substandard	33,524	63,978	—	49	50,842	19,715
Classified—nonaccrual	26,981	53,062	—	1,170	30,693	33,833
Classified—doubtful	2,548	3,522	—	—	26,435	9,023

Total	$2,049,054	$1,917,099	$276,226	$357,802	$3,093,985	$2,773,051

Old National considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, Old National also evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity at September 30, 2017 and December 31, 2016:

		Consumer
(dollars in thousands)	Residential	Home Equity	Auto	Other
September 30, 2017
Performing	$2,099,585	$471,827	$1,162,634	$212,214
Nonperforming	19,535	5,273	2,655	5,136

Total	$2,119,120	$477,100	$1,165,289	$217,350

December 31, 2016
Performing	$2,069,856	$472,008	$1,166,114	$223,786
Nonperforming	17,674	4,431	1,623	7,068

Total	$2,087,530	$476,439	$1,167,737	$230,854

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

The following table shows Old National’s impaired loans at September 30, 2017 and December 31, 2016, respectively. Only purchased loans that have experienced subsequent impairment since the date acquired are included in the table below.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
September 30, 2017
With no related allowance recorded:
Commercial	$25,393	$26,374	$—
Commercial Real Estate—Other	31,928	33,687	—
Residential	2,464	2,485	—
Consumer	1,924	2,140	—
With an allowance recorded:
Commercial	7,882	7,882	4,456
Commercial Real Estate—Other	30,514	30,770	6,486
Residential	882	882	44
Consumer	2,269	2,269	112

Total	$103,256	$106,489	$11,098

December 31, 2016
With no related allowance recorded:
Commercial	$29,001	$29,634	$—
Commercial Real Estate—Other	30,585	32,413	—
Residential	1,610	1,631	—
Consumer	827	946	—
With an allowance recorded:
Commercial	16,959	17,283	4,561
Commercial Real Estate—Other	26,645	27,177	3,437
Residential	1,081	1,081	54
Consumer	1,924	1,924	96

Total	$108,632	$112,089	$8,148

The average balance of impaired loans during the three and nine months ended September 30, 2017 and 2016 are included in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Average Recorded Investment
With no related allowance recorded:
Commercial	$24,234	$35,513	$27,197	$37,581
Commercial Real Estate—Other	33,268	40,971	31,258	37,937
Residential	2,482	1,233	2,405	1,270
Consumer	1,755	878	1,786	865
With an allowance recorded:
Commercial	7,792	17,334	8,086	16,072
Commercial Real Estate—Construction	—	—	—	119
Commercial Real Estate—Other	30,846	15,119	28,580	15,977
Residential	1,011	1,099	1,059	1,072
Consumer	2,163	2,385	2,136	2,515

Total	$103,551	$114,532	$102,507	$113,408

The Company does not record interest on nonaccrual loans until principal is recovered. Interest income recognized on impaired loans during the three and nine months ended September 30, 2017 and 2016 was immaterial.

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

Old National’s past due financing receivables at September 30, 2017 and December 31, 2016 were as follows:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Recorded Investment > 90 Days and Accruing	Nonaccrual	Total Past Due	Current
September 30, 2017
Commercial	$296	$100	$251	$29,529	$30,176	$2,018,878
Commercial Real Estate:
Construction	—	—	—	—	—	276,226
Other	150	—	—	57,128	57,278	3,036,707
Residential	16,091	3,235	232	19,535	39,093	2,080,027
Consumer:
Home equity	939	314	88	5,273	6,614	470,486
Auto	5,535	977	282	2,655	9,449	1,155,840
Other	2,864	1,159	26	5,136	9,185	208,165

Total loans	$25,875	$5,785	$879	$119,256	$151,795	$9,246,329

December 31, 2016
Commercial	$847	$279	$23	$56,585	$57,734	$1,859,365
Commercial Real Estate:
Construction	—	—	—	1,170	1,170	356,632
Other	1,652	150	—	42,856	44,658	2,728,393
Residential	17,786	3,770	2	17,674	39,232	2,048,298
Consumer:
Home equity	1,511	423	—	4,431	6,365	470,074
Auto	5,903	1,037	242	1,623	8,805	1,158,932
Other	3,561	1,919	61	7,068	12,609	218,245

Total loans	$31,260	$7,578	$328	$131,407	$170,573	$8,839,939

Loan Participations

Old National has loan participations, which qualify as participating interests, with other financial institutions. At September 30, 2017, these loans totaled $541.6 million, of which $271.7 million had been sold to other financial institutions and $269.9 million was retained by Old National. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.

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

When a residential or consumer loan is identified as a TDR, the loan is typically written down to its collateral value less selling costs.

The following table presents activity in TDRs for the nine months ended September 30, 2017 and 2016:

(dollars in thousands)	Commercial	Commercial Real Estate	Residential	Consumer	Total
Nine Months Ended September 30, 2017
Balance at beginning of period	$16,802	$18,327	$2,985	$2,602	$40,716
(Charge-offs)/recoveries	(5)	366	—	(58)	303
Payments	(10,024)	(3,849)	(589)	(970)	(15,432)
Additions	12,599	17,429	937	2,568	33,533
Interest collected on nonaccrual loans	2,420	431	13	51	2,915

Balance at end of period	$21,792	$32,704	$3,346	$4,193	$62,035

Nine Months Ended September 30, 2016
Balance at beginning of period	$23,354	$14,602	$2,693	$3,602	$44,251
(Charge-offs)/recoveries	(1,098)	148	42	(27)	(935)
Payments	(17,517)	(6,050)	(482)	(1,273)	(25,322)
Additions	12,367	10,581	335	385	23,668
Interest collected on nonaccrual loans	1,569	523	—	—	2,092

Balance at end of period	$18,675	$19,804	$2,588	$2,687	$43,754

Approximately $43.7 million of the TDRs at September 30, 2017 were included with nonaccrual loans, compared to $26.3 million at December 31, 2016. Old National has allocated specific reserves to customers whose loan terms have been modified in TDRs totaling $6.5 million at September 30, 2017 and $4.0 million at December 31, 2016. At September 30, 2017, Old National had committed to lend an additional $3.9 million to customers with outstanding loans that are classified as TDRs.

The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the nine months ended September 30, 2017 and 2016 are the same except for when the loan modifications involve the forgiveness of principal. The following table presents loans by class modified as TDRs that occurred during the nine months ended September 30, 2017 and 2016:

(dollars in thousands)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Nine Months Ended September 30, 2017
TDR:
Commercial	9	$12,599	$12,599
Commercial Real Estate—Other	10	17,429	17,429
Residential	6	937	937
Consumer	7	2,568	2,568

Total	32	$33,533	$33,533

Nine Months Ended September 30, 2016
TDR:
Commercial	17	$12,367	$12,367
Commercial Real Estate—Other	9	10,581	10,581
Residential	3	335	335
Consumer	8	385	385

Total	37	$23,668	$23,668

The TDRs that occurred during the nine months ended September 30, 2017 increased the allowance for loan losses by $3.2 million and resulted in no charge-offs during the nine months ended September 30, 2017. The TDRs that occurred during the nine months ended September 30, 2016 decreased the allowance for loan losses by $0.3 million due to a change in collateral position on a large commercial loan and resulted in $0.8 million of charge-offs during the nine months ended September 30, 2016.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

There were no loans that were modified as TDRs within the preceding twelve months, and for which there was a payment default during the nine months ended September 30, 2017.

There were 6 commercial loans and 1 commercial real estate loan totaling $0.6 million that were modified as TDRs within the preceding twelve months, and for which there was a payment default during the nine months ended September 30, 2016.

The terms of certain other loans were modified during the nine months ended September 30, 2017 that did not meet the definition of a TDR. It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have extended the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification. The evaluation is performed under our internal underwriting policy. We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral or a bona fide guarantee. We also consider whether the modification was insignificant relative to the other terms of the agreement or the delay in a payment.

PCI loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition. If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually. If the PCI loan is being accounted for as part of a pool, it will not be removed from the pool. As of September 30, 2017, it has not been necessary to remove any loans from PCI accounting.

In general, once a modified loan is considered a TDR, the loan will always be considered a TDR, and therefore impaired, until it is paid in full, otherwise settled, sold or charged off. However, guidance also permits for loans to be removed from TDR status when subsequently restructured under these circumstances: (1) at the time of the subsequent restructuring, the borrower is not experiencing financial difficulties, and this is documented by a current credit evaluation at the time of the restructuring, (2) under the terms of the subsequent restructuring agreement, the institution has granted no concession to the borrower; and (3) the subsequent restructuring agreement includes market terms that are no less favorable than those that would be offered for a comparable new loan. For loans subsequently restructured that have cumulative principal forgiveness, the loan should continue to be measured in accordance with ASC 310-10, Receivables—Overall. However, consistent with ASC 310-40-50-2, Troubled Debt Restructurings by Creditors, Creditor Disclosure of Troubled Debt Restructurings, the loan would not be required to be reported in the years following the restructuring if the subsequent restructuring meets both of these criteria: (1) has an interest rate at the time of the subsequent restructuring that is not less than a market interest rate; and (2) is performing in compliance with its modified terms after the subsequent restructuring.

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

Old National has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. For these loans that meet the criteria of ASC 310-30 treatment, the carrying amount was as follows:

(dollars in thousands)	September 30, 2017	December 31, 2016
Commercial	$594	$850
Commercial real estate	19,855	32,774
Residential	11,867	13,580
Consumer	5,864	8,215

Carrying amount	38,180	55,419
Allowance for loan losses	(198)	(278)

Carrying amount, net of allowance	$37,982	$55,141

The outstanding balance of loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties, was $241.1 million at September 30, 2017 and $268.0 million at December 31, 2016.

The accretable difference on purchased loans acquired in a business combination is the difference between the expected cash flows and the net present value of expected cash flows with such difference accreted into earnings using the effective yield method over the term of the loans. Accretion recorded as loan interest income totaled $12.8 million during the nine months ended September 30, 2017 and $18.2 million during the nine months ended September 30, 2016. Improvement in cash flow expectations has resulted in a reclassification from nonaccretable difference to accretable yield as shown in the table below.

Accretable yield of PCI loans, or income expected to be collected, is as follows:

	Nine Months Ended September 30,
(dollars in thousands)	2017	2016
Balance at beginning of period	$33,603	$45,310
New loans purchased (1)	—	3,217
Accretion of income	(12,775)	(18,202)
Reclassifications from (to) nonaccretable difference	6,567	7,538
Disposals/other adjustments	277	961

Balance at end of period	$27,672	$38,824

(1)	Old National acquired Anchor (WI) effective May 1, 2016.

Included in Old National’s allowance for loan losses is $0.2 million related to the purchased loans disclosed above at September 30, 2017, compared to $0.3 million at December 31, 2016.

PCI loans purchased during 2016 for which it was probable at acquisition that all contractually required payments would not be collected were as follows:

(dollars in thousands)	Anchor (WI) (1)
Contractually required payments	$29,544
Nonaccretable difference	(6,153)

Cash flows expected to be collected at acquisition	23,391
Accretable yield	(3,217)

Fair value of acquired loans at acquisition	$20,174

(1)	Old National acquired Anchor (WI) effective May 1, 2016.

Income would not be recognized on certain purchased loans if Old National could not reasonably estimate cash flows to be collected. Old National had no purchased loans for which it could not reasonably estimate cash flows to be collected.

NOTE 8—OTHER REAL ESTATE OWNED

The following table presents activity in other real estate owned for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
(dollars in thousands)	2017	2016
Balance at beginning of period	$18,546	$12,498
Additions (1)	2,695	24,337
Sales	(8,695)	(10,503)
Impairment	(2,287)	(2,613)

Balance at end of period (2)	$10,259	$23,719

(1)	Additions for the nine months ended September 30, 2016 include other real estate owned of $17.3 million acquired from Anchor (WI) in May 2016.
(2)	Includes repossessed personal property of $0.1 million at September 30, 2017 and $0.2 million at September 30, 2016.

At September 30, 2017, foreclosed residential real estate property included in the table above totaled $0.7 million. At September 30, 2017, consumer mortgage loans collateralized by residential real property that were in the process of foreclosure totaled $3.9 million.

NOTE 9—PREMISES AND EQUIPMENT

The composition of premises and equipment at September 30, 2017 and December 31, 2016 was as follows:

	September 30,	December 31,
(dollars in thousands)	2017	2016
Land	$66,806	$71,769
Buildings	319,371	322,165
Furniture, fixtures, and equipment	100,756	102,631
Leasehold improvements	29,270	28,555

Total	516,203	525,120
Accumulated depreciation	(103,715)	(95,498)

Premises and equipment, net	$412,488	$429,622

Depreciation expense was $5.8 million for the three months ended September 30, 2017 and $16.2 million for the nine months ended September 30, 2017, compared to $3.9 million for the three months ended September 30, 2016 and $11.4 million for the nine months ended September 30, 2016.

Operating Leases

Old National rents certain premises and equipment under operating leases, which expire at various dates. Many of these leases require the payment of property taxes, insurance premiums, maintenance, and other costs. In some cases, rentals are subject to increase in relation to a cost-of-living index. The leases have original terms ranging from less than one year to twenty-four years, and Old National has the right, at its option, to extend the terms of certain leases for four additional successive terms of five years. Old National does not have any material sub-lease agreements. Rent expense was $3.9 million for the three months ended September 30, 2017 and $11.6 million for the nine months ended September 30, 2017, compared to $6.4 million for the three months ended September 30, 2016 and $20.1 million for the nine months ended September 30, 2016.

Old National had deferred gains remaining associated with prior sale leaseback transactions totaling $8.6 million at September 30, 2017 and $10.3 million at December 31, 2016. The gains will be recognized over the remaining term of the leases. The leases had original terms ranging from five to twenty-four years.

Capital Leases

Old National leases a branch building and certain equipment under capital leases. See Note 15 to the consolidated financial statements for detail regarding these leases.

NOTE 10—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in the carrying amount of goodwill for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
(dollars in thousands)	2017	2016
Balance at beginning of period	$655,018	$584,634
Acquisitions	—	111,539
Divestitures	—	(40,963)

Balance at end of period	$655,018	$655,210

Goodwill is reviewed annually for impairment. No events or circumstances since the August 31, 2017 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.

The gross carrying amount and accumulated amortization of other intangible assets at September 30, 2017 and December 31, 2016 were as follows:

(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
September 30, 2017
Core deposit	$81,663	$(60,002)	$21,661
Customer trust relationships	16,547	(9,106)	7,441
Customer loan relationships	4,413	(4,280)	133

Total intangible assets	$102,623	$(73,388)	$29,235

December 31, 2016
Core deposit	$81,663	$(53,214)	$28,449
Customer trust relationships	16,547	(7,753)	8,794
Customer loan relationships	4,413	(3,979)	434

Total intangible assets	$102,623	$(64,946)	$37,677

Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years.

Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. No impairment charges were recorded during the nine months ended September 30, 2017 or 2016. Total amortization expense associated with intangible assets was $8.4 million for the nine months ended September 30, 2017 and $9.2 million for the nine months ended September 30, 2016.

Estimated amortization expense for future years is as follows:

(dollars in thousands)
2017 remaining	$2,573
2018	8,687
2019	6,737
2020	4,883
2021	3,111
Thereafter	3,244

Total	$29,235

NOTE 11—LOAN SERVICING RIGHTS

At September 30, 2017, loan servicing rights derived from loans sold with servicing retained totaled $24.9 million, compared to $25.6 million at December 31, 2016. Loans serviced for others are not reported as assets. The principal balance of loans serviced for others was $3.334 billion at September 30, 2017, compared to $3.385 billion at December 31, 2016. Approximately 99% of the loans serviced for others at September 30, 2017 were residential mortgage loans. Custodial escrow balances maintained in connection with serviced loans were $42.5 million at September 30, 2017 and $5.3 million at December 31, 2016.

The following table summarizes the carrying values and activity related to loan servicing rights and the related valuation allowance for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
(dollars in thousands)	2017	2016
Balance at beginning of period	$25,629	$10,502
Additions (1)	3,180	18,965
Amortization	(3,855)	(3,537)

Balance before valuation allowance at end of period	24,954	25,930

Valuation allowance:
Balance at beginning of period	(68)	(34)
(Additions)/recoveries	14	24

Balance at end of period	(54)	(10)

Loan servicing rights, net	$24,900	$25,920

(1)	Additions for the nine months ended September 30, 2016 include loan servicing rights of $15.3 million acquired from Anchor (WI) in May 2016.

At September 30, 2017, the fair value of servicing rights was $26.0 million, which was determined using a discount rate of 13% and a weighted average prepayment speed of 138% PSA. At December 31, 2016, the fair value of servicing rights was $26.8 million, which was determined using a discount rate of 13% and a weighted average prepayment speed of 136% PSA.

NOTE 12—QUALIFIED AFFORDABLE HOUSING PROJECTS AND OTHER TAX CREDIT INVESTMENTS

The Company is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing or other renovation or community revitalization projects. These investments are included in other assets on the balance sheet, with any unfunded commitments included with other liabilities. Certain of these assets qualify for the proportional amortization method and are amortized over the period that the Company expects to receive the tax credits, with the expense included within income tax expense on the consolidated statements of income. The other investments are accounted for under the equity method, with the expense included within pre-tax income on the consolidated statements of income. All of the Company’s tax credit investments are evaluated for impairment at the end of each reporting period. As of September 30, 2017, the Company expects to recover its remaining investments through the use of the tax credits that were generated by the investments.

The following table summarizes Old National’s investments in LIHTCs, FHTCs, and CReEDs at September 30, 2017 and December 31, 2016:

(dollars in thousands)		September 30, 2017		December 31, 2016
Investment	Accounting Method	Investment	Unfunded Commitment (1)	Investment	Unfunded Commitment
LIHTC and other qualifying investments	Proportional amortization	$32,649	$19,607	$29,110	$16,210
FHTC	Equity	17,411	11,591	4,434	3,104
CReED	Equity	1,504	1,502	1,504	1,502

Total		$51,564	$32,700	$35,048	$20,816

(1)	All commitments will be paid by the Company by 2027.

The following table summarizes the amortization expense and tax benefit recognized for Old National’s qualified affordable housing projects and other tax credit investments for the three and nine months ended September 30, 2017 and 2016:

(dollars in thousands)	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Investment	Amortization Expense (1)		Tax Benefit Recognized (1)		Amortization Expense (1)		Tax Benefit Recognized (1)
LIHTC and other qualifying investments	$940	$201	$(1,297)	$(281)	$2,822	$603	$(3,892)	$(843)
FHTC	—	—	(1,520)	—	—	—	(4,559)	—
CReED (2)	—	—	(303)	—	—	—	(909)	—

Total	$940	$201	$(3,120)	$(281)	$2,822	$603	$(9,360)	$(843)

(1)	Tax credit investments are included in the Company’s estimate of the effective annual tax rate.
(2)	The CReED tax credit investment qualifies for an Indiana state tax credit.

NOTE 13—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured borrowings. The Company pledges investment securities to secure these borrowings. The following table presents securities sold under agreements to repurchase and related weighted-average interest rates at or for the nine months ended September 30:

(dollars in thousands)	2017	2016
Outstanding at September 30,	$285,409	$347,804
Average amount outstanding	325,230	373,474
Maximum amount outstanding at any month-end	351,897	396,695
Weighted average interest rate:
During the nine months ended September 30,	0.36%	0.41%
At September 30,	0.34	0.42

The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At September 30, 2017
	Remaining Contractual Maturity of the Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 days	Total
Repurchase Agreements:
U.S. Treasury and agency securities	$260,409	$—	$—	$25,000	$285,409

Total	$260,409	$—	$—	$25,000	$285,409

The fair value of securities pledged to secure repurchase agreements may decline. The Company has pledged securities valued at 126% of the gross outstanding balance of repurchase agreements at September 30, 2017 to manage this risk.

NOTE 14—FEDERAL HOME LOAN BANK ADVANCES

The following table summarizes Old National Bank’s FHLB advances at September 30, 2017 and December 31, 2016:

(dollars in thousands)	September 30, 2017	December 31, 2016
Federal Home Loan Bank advances (fixed rates 1.01% to 6.08% and variable rates 1.22% to 1.47%) maturing October 2017 to August 2027	$1,589,862	$1,353,225
ASC 815 fair value hedge and other basis adjustments	(495)	(133)

Total other borrowings	$1,589,367	$1,353,092

FHLB advances had weighted-average rates of 1.40% at September 30, 2017 and 0.94% at December 31, 2016. These borrowings are collateralized by investment securities and residential real estate loans up to 143% of outstanding debt.

Contractual maturities of FHLB advances at September 30, 2017 were as follows:

(dollars in thousands)
Due in 2017	$752,752
Due in 2018	274,956
Due in 2019	201,981
Due in 2020	50,000
Due in 2021	—
Thereafter	310,173
ASC 815 fair value hedge and other basis adjustments	(495)

Total	$1,589,367

NOTE 15—OTHER BORROWINGS

The following table summarizes Old National and its subsidiaries’ other borrowings at September 30, 2017 and December 31, 2016:

(dollars in thousands)	September 30, 2017	December 31, 2016
Old National Bancorp:
Senior unsecured bank notes (fixed rate 4.125%) maturing August 2024	$175,000	$175,000
Unamortized debt issuance costs related to Senior unsecured bank notes	(1,066)	(1,182)
Junior subordinated debentures (variable rates of 2.68% to 3.07%) maturing March 2035 to September 2037	45,000	45,000
Other basis adjustments	(3,597)	(3,971)
Old National Bank:
Capital lease obligation	3,977	4,092

Total other borrowings	$219,314	$218,939

Contractual maturities of other borrowings at September 30, 2017 were as follows:

(dollars in thousands)
Due in 2017	$19
Due in 2018	141
Due in 2019	85
Due in 2020	91
Due in 2021	99
Thereafter	223,542
Unamortized debt issuance costs and other basis adjustments	(4,663)

Total	$219,314

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

In 2014, Old National acquired Tower Capital Trust 2 and Tower Capital Trust 3 in conjunction with its acquisition of Tower Financial Corporation. Old National guarantees the payment of distributions on the trust preferred securities issued by Tower Capital Trust 2 and Tower Capital Trust 3. Tower Capital Trust 2 issued $8.0 million in preferred securities in December 2005. The preferred securities carry a variable rate of interest priced at the three-month LIBOR plus 134 basis points. Proceeds from the issuance of these securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by Tower Capital Trust 2. Tower Capital Trust 3 issued $9.0 million in preferred securities in December 2006. The preferred securities carry a variable rate of interest priced at the three-month LIBOR plus 169 basis points. Proceeds from the issuance of these securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by Tower Capital Trust 3.

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

On May 1, 2016, Old National acquired Anchor (WI), assuming a five year capital lease obligation for equipment.

At September 30, 2017, the future minimum lease payments under the capital lease arrangements were as follows:

(dollars in thousands)
2017 remaining	$102
2018	472
2019	430
2020	430
2021	430
Thereafter	7,977

Total minimum lease payments	9,841
Less amounts representing interest	(5,864)

Present value of net minimum lease payments	$3,977

NOTE 16—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes within each classification of AOCI, net of tax, for the three and nine months ended September 30, 2017 and 2016:

(dollars in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Total
Three Months Ended September 30, 2017
Balance at beginning of period	$(12,457)	$(12,717)	$(5,645)	$(301)	$(31,120)
Other comprehensive income (loss) before reclassifications	(2,531)	—	134	—	(2,397)
Amounts reclassified from AOCI (a)	(1,883)	300	887	16	(680)

Net other comprehensive income (loss)	(4,414)	300	1,021	16	(3,077)

Balance at end of period	$(16,871)	$(12,417)	$(4,624)	$(285)	$(34,197)

Three Months Ended September 30, 2016
Balance at beginning of period	$13,783	$(13,867)	$(17,184)	$(6,349)	$(23,617)
Other comprehensive income (loss) before reclassifications	2,094	—	1,943	—	4,037
Amounts reclassified from AOCI (a)	(1,006)	289	1,156	312	751

Net other comprehensive income (loss)	1,088	289	3,099	312	4,788

Balance at end of period	$14,871	$(13,578)	$(14,085)	$(6,037)	$(18,829)

Nine Months Ended September 30, 2017
Balance at beginning of period	$(39,012)	$(13,310)	$(6,715)	$(335)	$(59,372)
Other comprehensive income (loss) before reclassifications	26,928	—	(986)	—	25,942
Amounts reclassified from AOCI (a)	(4,787)	893	3,077	50	(767)

Net other comprehensive income (loss)	22,141	893	2,091	50	25,175

Balance at end of period	$(16,871)	$(12,417)	$(4,624)	$(285)	$(34,197)

Nine Months Ended September 30, 2016
Balance at beginning of period	$(3,806)	$(14,480)	$(9,276)	$(7,235)	$(34,797)
Other comprehensive income (loss) before reclassifications	21,584	—	(8,446)	—	13,138
Amounts reclassified from AOCI (a)	(2,907)	902	3,637	1,198	2,830

Net other comprehensive income (loss)	18,677	902	(4,809)	1,198	15,968

Balance at end of period	$14,871	$(13,578)	$(14,085)	$(6,037)	$(18,829)

(a)	See table below for details about reclassifications.

The following table summarizes the significant amounts reclassified out of each component of AOCI for the three months ended September 30, 2017 and 2016:

Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement of Income
	Three Months Ended September 30,
(dollars in thousands)	2017	2016
Unrealized gains and losses on available-for-sale securities	$2,972	$1,647	Net securities gains
	(1,089)	(641)	Income tax (expense) benefit

	$1,883	$1,006	Net income

Unrealized gains and losses on held-to-maturity securities	$(456)	$(439)	Interest income (expense)
	156	150	Income tax (expense) benefit

	$(300)	$(289)	Net income

Gains and losses on cash flow hedges Interest rate contracts	$(1,429)	$(1,865)	Interest income (expense)
	542	709	Income tax (expense) benefit

	$(887)	$(1,156)	Net income

Amortization of defined benefit pension items Actuarial gains (losses)	$(27)	$(503)	Salaries and employee benefits
	11	191	Income tax (expense) benefit

	$(16)	$(312)	Net income

Total reclassifications for the period	$680	$(751)	Net income

The following table summarizes the significant amounts reclassified out of each component of AOCI for the nine months ended September 30, 2017 and 2016:

Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement of Income
	Nine Months Ended September 30,
(dollars in thousands)	2017	2016
Unrealized gains and losses on available-for-sale securities	$7,547	$4,609	Net securities gains
	(2,760)	(1,702)	Income tax (expense) benefit

	$4,787	$2,907	Net income

Unrealized gains and losses on held-to-maturity securities	$(1,358)	$(1,370)	Interest income/(expense)
	465	468	Income tax (expense) benefit

	$(893)	$(902)	Net income

Gains and losses on cash flow hedges Interest rate contracts	$(4,962)	$(4,723)	Interest income/(expense)
	1,885	1,086	Income tax (expense) benefit

	$(3,077)	$(3,637)	Net income

Amortization of defined benefit pension items Actuarial gains/(losses)	$(81)	$(1,933)	Salaries and employee benefits
	31	735	Income tax (expense) benefit

	$(50)	$(1,198)	Net income

Total reclassifications for the period	$767	$(2,830)	Net income

NOTE 17—EMPLOYEE BENEFIT PLANS

Retirement Plan

Old National had a funded noncontributory defined benefit plan (the “Retirement Plan”) that had been frozen since December 31, 2005. During the first quarter of 2016, the Company notified plan participants of its intent to terminate the Retirement Plan effective May 15, 2016. During October 2016, the Retirement Plan settled plan liabilities through either lump sum distributions to plan participants or annuity contracts purchased from a third-party insurance company that provided for the payment of vested benefits to those participants that did not elect the lump sum option. At September 30, 2017, there were no remaining plan assets.

NOTE 18—STOCK-BASED COMPENSATION

At September 30, 2017, Old National had 4.8 million shares remaining available for issuance under the Company’s Amended and Restated 2008 Incentive Compensation Plan. The granting of awards to key employees is typically in the form of restricted stock awards or units.

Restricted Stock Awards

The Company granted 202 thousand time-based restricted stock awards to certain key officers during the nine months ended September 30, 2017, with shares vesting generally over a thirty-six month period. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. At September 30, 2017, unrecognized compensation expense was estimated to be $4.5 million for unvested restricted stock awards. The cost is expected to be recognized over a weighted-average period of 2.1 years.

Old National recorded expense of $1.4 million, net of tax, during the nine months ended September 30, 2017, compared to $2.2 million, net of tax, during the nine months ended September 30, 2016 related to the vesting of restricted stock awards.

Restricted Stock Units

The Company granted 277 thousand shares of performance based restricted stock units to certain key officers during the nine months ended September 30, 2017, with shares vesting at the end of a thirty-six month period based on the achievement of certain targets. For certain awards, the level of performance could increase or decrease the percentage of shares earned. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. At September 30, 2017, unrecognized compensation expense was estimated to be $4.6 million. The cost is expected to be recognized over a weighted-average period of 1.9 years.

Old National recorded stock based compensation expense, net of tax, related to restricted stock units of $2.5 million during the nine months ended September 30, 2017, compared to $1.0 million during the nine months ended September 30, 2016.

Stock Options

Old National has not granted stock options since 2009. However, Old National did acquire stock options through prior year acquisitions. Old National did not record any stock based compensation expense related to these stock options during the nine months ended September 30, 2017 or 2016.

Stock Appreciation Rights

Old National has never granted stock appreciation rights. However, Old National did acquire stock appreciation rights through a prior year acquisition. Old National did not record any incremental expense associated with the conversion of these stock appreciation rights during the nine months ended September 30, 2017 or 2016. At September 30, 2017, 71 thousand stock appreciation rights remained outstanding.

NOTE 19—INCOME TAXES

Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Provision at statutory rate of 35%	$17,791	$15,987	$51,363	$53,291
Tax-exempt income	(4,290)	(4,297)	(13,036)	(12,698)
State income taxes	506	749	1,553	3,396
Interim period effective rate adjustment	(861)	(1,418)	(1,602)	(1,603)
Tax credit investments—federal	(1,684)	(80)	(5,431)	(240)
ONI nondeductible goodwill	—	23	—	8,328
Other, net	(3)	5	(313)	978

Income tax expense	$11,459	$10,969	$32,534	$51,452

Effective tax rate	22.5%	24.0%	22.2%	33.8%

In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at September 30, 2017 and 2016 based on the current estimate of the effective annual rate.

Tax credit investments are included in the Company’s estimate of the effective annual tax rate. The lower effective tax rate during the three and nine months ended September 30, 2017 when compared to the three and nine months ended September 30, 2016 is the result of an increase in federal tax credits available. The lower effective tax rate during the nine months ended September 30, 2017 when compared to the nine months ended September 30, 2016 also reflected the sale of ONI in May 2016 and the associated tax expense of $8.3 million to record a deferred tax liability relating to ONI’s nondeductible goodwill.

Unrecognized Tax Benefits

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Nine Months Ended September 30,
(dollars in thousands)	2017	2016
Balance at beginning of period	$777	$124
Additions based on tax positions related to the current year	109	85
Additions based on tax positions related to prior years	—	584
Reductions due to statute of limitations expiring	(174)	(2)

Balance at end of period	$712	$791

If recognized, approximately $0.7 million of unrecognized tax benefits, net of interest, would favorably affect the effective income tax rate in future periods.

Net Deferred Tax Assets

Significant components of net deferred tax assets (liabilities) were as follows at September 30, 2017 and December 31, 2016:

(dollars in thousands)	September 30, 2017	December 31, 2016
Deferred Tax Assets
Allowance for loan losses, net of recapture	$19,637	$19,773
Benefit plan accruals	19,403	23,846
Alternative minimum tax credit	20,350	19,523
Unrealized losses on benefit plans	174	205
Net operating loss carryforwards	55,096	66,917
Federal tax credits	35	35
Other-than-temporary impairment	2,168	3,606
Acquired loans	29,866	40,522
Lease exit obligation	2,178	2,060
Unrealized losses on available-for-sale investment securities	10,509	23,365
Unrealized losses on held-to-maturity investment securities	6,653	7,118
Unrealized losses on hedges	2,835	4,116
Other real estate owned	1,829	3,310
Other, net	2,004	2,675

Total deferred tax assets	172,737	217,071

Deferred Tax Liabilities
Accretion on investment securities	(736)	(700)
Purchase accounting	(16,009)	(17,552)
Loan servicing rights	(9,310)	(9,627)
Premises and equipment	(3,725)	(4,800)
Other, net	(5,006)	(2,529)

Total deferred tax liabilities	(34,786)	(35,208)

Net deferred tax assets	$137,951	$181,863

Through the acquisition of Anchor (WI) in the second quarter of 2016 and Lafayette Savings Bank in the fourth quarter of 2014, both former thrifts, Old National Bank’s retained earnings at September 30, 2017 include base-year bad debt reserves, created for tax purposes prior to 1988, totaling $52.8 million. Of this total, $50.9 million was acquired from Anchor (WI), and $1.9 million was acquired from Lafayette Savings Bank. Base-year reserves are subject to recapture in the unlikely event that Old National Bank (1) makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes, (2) redeems its stock, or (3) liquidates. Old National Bank has no intention of making such a nondividend distribution. Accordingly, under current accounting principles, a related deferred income tax liability of $19.8 million has not been recognized. No valuation allowance was recorded at September 30, 2017 or December 31, 2016 because, based on current expectations, Old National believes it will generate sufficient income in future years to realize deferred tax assets. Old National has federal net operating loss carryforwards totaling $130.7 million at September 30, 2017 and $162.9 million at December 31, 2016. This federal net operating loss was acquired from the acquisition of Anchor (WI) in 2016. If not used, the federal net operating loss carryforwards will begin to expire in 2028. Old National has alternative minimum tax credit carryforwards totaling $20.3 million at September 30, 2017 and $19.5 million at December 31, 2016. The alternative minimum tax credit carryforward does not expire. Old National has federal tax credit carryforwards of $35 thousand at September 30, 2017 and December 31, 2016. The federal tax credits consist mainly of low income housing credits and research and development credits that, if not used, will expire from 2027 to 2037. Old National has state net operating loss carryforwards totaling $192.2 million at September 30, 2017 and $206.3 million at December 31, 2016. If not used, the state net operating loss carryforwards will expire from 2024 to 2037. Old National has state tax credits totaling $0.6 million at September 30, 2017. The state tax credits will not expire.

NOTE 20—DERIVATIVE FINANCIAL INSTRUMENTS

As part of our overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, caps, and floors. The notional amount of these derivative instruments was $760.0 million at September 30, 2017 and $660.0 million at December 31, 2016. These derivative financial instruments at September 30, 2017 consisted of $35.0 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its FHLB advances and $725.0 million notional amount of pay-fixed, receive-variable interest rate swaps on certain of its FHLB advances. Derivative financial instruments at December 31, 2016 consisted of $35.0 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its FHLB advances and $625.0 million notional amount of pay-fixed, receive-variable interest rate swaps on certain of its FHLB advances. These hedges were entered into to manage interest rate risk. Derivative instruments are recognized on the balance sheet at their fair value and are not reported on a net basis.

In addition, commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At September 30, 2017, the notional amount of the interest rate lock commitments was $57.9 million and forward commitments were $75.5 million. At December 31, 2016, the notional amount of the interest rate lock commitments was $40.3 million and forward commitments were $86.1 million. It is our practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans.

Old National also enters into derivative instruments for the benefit of its customers. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $801.2 million at September 30, 2017. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $582.7 million at December 31, 2016. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps, caps and collars. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.

Old National enters into derivative financial instruments as part of its foreign currency risk management strategies. These derivative instruments consist of foreign currency forward contracts to accommodate the business needs of its customers. Old National does not designate these foreign currency forward contracts for hedge accounting treatment. The notional amounts of these foreign currency forward contracts and the offsetting counterparty derivative instruments were $0.7 million at September 30, 2017.

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

Amounts reported in AOCI related to cash flow hedges will be reclassified to interest income or interest expense as interest payments are received or paid on the Company’s derivative instruments. During the next 12 months, the Company estimates that $0.2 million will be reclassified to interest income and $3.9 million will be reclassified to interest expense.

On the balance sheet, asset derivatives are included in other assets, and liability derivatives are included in other liabilities. The following table summarizes the fair value of derivative financial instruments utilized by Old National:

	September 30, 2017		December 31, 2016
(dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments
Interest rate contracts	$2,962	$8,266	$3,056	$11,582

Total derivatives designated as hedging instruments	$2,962	$8,266	$3,056	$11,582

Derivatives not designated as hedging instruments
Interest rate contracts	$12,893	$9,096	$11,903	$11,992
Mortgage contracts	1,406	—	2,742	—
Foreign currency contracts	6	6	—	—

Total derivatives not designated as hedging instruments	$14,305	$9,102	$14,645	$11,992

Total	$17,267	$17,368	$17,701	$23,574

Beginning in 2017, the relevant agreements that allow us to access the central clearing organizations to clear derivative transactions were amended to characterize variation margin payments as settlements of the derivative contract rather than collateral against the exposures. Netting cash collateral exchanged with all central clearing organizations and applying variation margin payments as settlement of derivative transactions resulted in a reduction of net derivative assets on our balance sheet of $2.5 million and a reduction of net derivative liabilities of $6.3 million at September 30, 2017.

The effect of derivative instruments on the consolidated statements of income for the three and nine months ended September 30, 2017 and 2016 are as follows:

		Three Months Ended September 30,
(dollars in thousands)		2017	2016
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$(1,325)	$(1,588)
Interest rate contracts (2)	Other income / (expense)	33	36

Total		$(1,292)	$(1,552)

Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$81	$81

Total		$81	$81

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (3)	Other income / (expense)	$9	$36
Mortgage contracts	Mortgage banking revenue	(293)	256

Total		$(284)	$292

		Nine Months Ended September 30,
(dollars in thousands)		2017	2016
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$(4,610)	$(3,941)
Interest rate contracts (2)	Other income / (expense)	107	137

Total		$(4,503)	$(3,804)

Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$243	$248

Total		$243	$248

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (3)	Other income / (expense)	$45	$(48)
Mortgage contracts	Mortgage banking revenue	(1,336)	682
Foreign currency contracts	Other income	(13)	—

Total		$(1,304)	$634

(1)	Amounts represent the net interest payments as stated in the contractual agreements.
(2)	Amounts represent ineffectiveness on derivatives designated as fair value hedges.
(3)	Includes the valuation differences between the customer and offsetting counterparty swaps.

NOTE 21—COMMITMENTS AND CONTINGENCIES

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

Credit-Related Financial Instruments

In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $2.430 billion and standby letters of credit of $50.2 million at September 30, 2017. At September 30, 2017, approximately $2.288 billion of the loan commitments had fixed rates and $141.6 million had floating rates, with the floating interest rates ranging from 0% to 25%. At December 31, 2016, loan commitments totaled $2.354 billion and standby letters of credit totaled $51.7 million. These commitments are not reflected in the consolidated financial statements. The allowance for unfunded loan commitments totaled $3.0 million at September 30, 2017 and $3.2 million at December 31, 2016.

Old National had credit extensions with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients totaling $13.3 million at September 30, 2017 and December 31, 2016. Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $12.4 million at September 30, 2017 and $12.6 million at December 31, 2016. Old National did not provide collateral for the remaining credit extensions.

NOTE 22—FINANCIAL GUARANTEES

Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires the Company to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At September 30, 2017, the notional amount of standby letters of credit was $50.2 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.3 million. At December 31, 2016, the notional amount of standby letters of credit was $51.7 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.3 million.

Old National is a party in three separate risk participation transactions of interest rate swaps, which had total notional amount of $19.2 million at September 30, 2017.

NOTE 23—SEGMENT INFORMATION

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

NOTE 24—FAIR VALUE

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at September 30, 2017 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Trading securities	$5,351	$5,351	$—	$—
Investment securities available-for-sale:
U.S. Treasury	5,615	5,615	—	—
U.S. government-sponsored entities and agencies	576,436	—	576,436	—
Mortgage-backed securities—Agency	1,450,736	—	1,450,736	—
States and political subdivisions	414,673	—	414,673
Pooled trust preferred securities	8,270	—	—	8,270
Other securities	320,107	31,374	288,733	—
Residential loans held for sale	30,221	—	30,221	—
Derivative assets	17,267	—	17,267	—
Financial Liabilities
Derivative liabilities	17,368	—	17,368	—

		Fair Value Measurements at December 31, 2016 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Trading securities	$4,982	$4,982	$—	$—
Investment securities available-for-sale:
U.S. Treasury	7,103	7,103	—	—
U.S. government-sponsored entities and agencies	493,956	—	493,956	—
Mortgage-backed securities—Agency	1,525,019	—	1,525,019	—
States and political subdivisions	436,684	—	436,684
Pooled trust preferred securities	8,119	—	—	8,119
Other securities	326,293	30,905	295,388	—
Residential loans held for sale	90,682	—	90,682	—
Derivative assets	17,701	—	17,701	—
Financial Liabilities
Derivative liabilities	23,574	—	23,574	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Nine Months Ended September 30,
(dollars in thousands)	2017	2016
Balance at beginning of period	$8,119	$7,900
Accretion of discount	13	14
Sales/payments received	(373)	(327)
Increase (decrease) in fair value of securities	511	(813)

Balance at end of period	$8,270	$6,774

The accretion of discounts on securities in the table above is included in interest income. The increase in fair value for the nine months ended September 30, 2017 is reflected in the balance sheet as an increase in the fair value of investment securities available-for-sale, an increase in accumulated other comprehensive income, which is included in shareholders’ equity, and a decrease in other assets related to the tax impact. The decrease in fair value for the nine months ended September 30, 2016 is reflected in the balance sheet as a decrease in the fair value of investment securities available-for-sale, a decrease in accumulated other comprehensive income, which is included in shareholders’ equity, and an increase in other assets related to the tax impact.

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy at September 30, 2017 and December 31, 2016:

(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2017
Pooled trust preferred securities	$8,270	Discounted cash flow	Constant prepayment rate (a)	0.00%
			Additional asset defaults (b)	3.1%—4.4% (4.0%)
			Expected asset recoveries (c)	0.0%—4.1% (0.6%)
December 31, 2016
Pooled trust preferred securities	$8,119	Discounted cash flow	Constant prepayment rate (a)	0.00%
			Additional asset defaults (b)	4.5%—10.0% (7.9%)
			Expected asset recoveries (c)	0.0%—6.1% (0.9%)

(a)	Assuming no prepayments.
(b)	Each currently performing pool asset is assigned a default probability based on the banking environment, which is adjusted for specific issuer evaluation, of 0%, 50%, or 100%.
(c)	Each currently defaulted pool asset is assigned a recovery probability based on specific issuer evaluation of 0%, 25%, or 100%.

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

Assets measured at fair value on a non-recurring basis at September 30, 2017 are summarized below:

		Fair Value Measurements at September 30, 2017 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Impaired Loans:
Commercial loans	$3,438	$—	$—	$3,438
Commercial real estate loans	29,464	—	—	29,464
Foreclosed Assets:
Commercial real estate	56	—	—	56
Loan servicing rights	2,719	—	2,719	—

Impaired commercial and commercial real estate loans that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral. These impaired commercial and commercial real estate loans had a principal amount of $43.9 million, with a valuation allowance of $11.0 million at September 30, 2017. Old National recorded provision recapture associated with these loans totaling $0.8 million for the three months ended September 30, 2017 and provision expense of $5.4 million for the nine months ended September 30, 2017.

Old National recorded provision expense associated with impaired commercial and commercial real estate loans that were deemed collateral dependent totaling $0.1 million for the three months ended September 30, 2016 and $1.8 million for the nine months ended September 30, 2016.

Other real estate owned and other repossessed property is measured at fair value less costs to sell and had a net carrying amount of $56 thousand at September 30, 2017. The estimates of fair value are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral. There were write-downs of other real estate owned of $0.3 million for the three months ended September 30, 2017 and $2.0 million for the nine months ended September 30, 2017. There were write-downs of other real estate owned of $0.4 million for the three months ended September 30, 2016 and $2.5 million for the nine months ended September 30, 2016.

Loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value. Fair value is determined at a tranche level, based on market prices for comparable mortgage servicing contracts when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model utilizes a discount rate, weighted average prepayment speed, and other economic factors that market participants would use in estimating future net servicing income and that can be validated against available market data (Level 2). The valuation allowance for loan servicing rights with impairments at September 30, 2017 totaled $54 thousand. Old National recorded recoveries associated with these loan servicing rights totaling $20 thousand for the three months ended September 30, 2017 and $14 thousand for the nine months ended September 30, 2017. There were impairments on loan servicing rights of $4 thousand for the three months ended September 30, 2016 and recoveries of loan servicing rights totaling $24 thousand for the nine months ended September 30, 2016.

Assets measured at fair value on a non-recurring basis at December 31, 2016 are summarized below:

		Fair Value Measurements at December 31, 2016 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Impaired Loans:
Commercial loans	$6,771	$—	$—	$6,771
Commercial real estate loans	11,632	—	—	11,632
Foreclosed Assets:
Commercial real estate	1,352	—	—	1,352
Residential	394	—	—	394
Loan servicing rights	2,181	—	2,181	—

At December 31, 2016, impaired commercial and commercial real estate loans had a principal amount of $26.4 million, with a valuation allowance of $8.0 million.

Other real estate owned and other repossessed property is measured at fair value less costs to sell and had a net carrying amount of $1.7 million at December 31, 2016.

The valuation allowance for loan servicing rights with impairments at December 31, 2016 totaled $68 thousand.

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2017
Collateral Dependent Impaired Loans
Commercial loans	$3,438	Fair value of collateral	Discount for type of property, age of appraisal, and current status	20%—88% (51%)
Commercial real estate loans	29,464	Fair value of collateral	Discount for type of property, age of appraisal and current status	10%—50% (27%)
Foreclosed Assets
Commercial real estate (1)	56	Fair value of collateral	Discount for type of property, age of appraisal, and current status	83%

(1) There was only one foreclosed commercial real estate asset at September 30, 2017, so no range or weighted average rate is reported.

December 31, 2016
Collateral Dependent Impaired Loans
Commercial loans	$6,771	Fair value of collateral	Discount for type of property, age of appraisal, and current status	0%—99% (53%)
Commercial real estate loans	11,632	Fair value of collateral	Discount for type of property, age of appraisal, and current status	10%—67% (36%)
Foreclosed Assets
Commercial real estate	1,352	Fair value of collateral	Discount for type of property, age of appraisal, and current status	4%—80% (39%)
Residential	394	Fair value of collateral	Discount for type of property, age of appraisal, and current status	7%—60% (30%)

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

We have elected the fair value option for residential loans held for sale. For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status). None of these loans are 90 days or more past due, nor are any on nonaccrual status. Included in the income statement is interest income for loans held for sale totaling $56 thousand for the three months ended September 30, 2017 and $125 thousand for the nine months ended September 30, 2017. Included in the income statement is interest income for loans held for sale totaling $35 thousand for the three months ended September 30, 2016 and $84 thousand for the nine months ended September 30, 2016.

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

The difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected at September 30, 2017 and December 31, 2016 was as follows:

(dollars in thousands)	Aggregate Fair Value	Difference	Contractual Principal
September 30, 2017
Residential loans held for sale	$30,221	$890	$29,331

December 31, 2016
Residential loans held for sale	$90,682	$133	$90,549

Accrued interest at period end is included in the fair value of the instruments.

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value:

(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Three months ended September 30, 2017
Residential loans held for sale	$58	$—	$—	$58

Three months ended September 30, 2016
Residential loans held for sale	$234	$4	$—	$238

Nine months ended September 30, 2017
Residential loans held for sale	$755	$2	$—	$757

Nine months ended September 30, 2016
Residential loans held for sale	$1,451	$4	$—	$1,455

The carrying amounts and estimated fair values of financial instruments, not previously presented in this note, at September 30, 2017 and December 31, 2016 were as follows:

		Fair Value Measurements at September 30, 2017 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, federal funds sold, and money market investments	$252,367	$252,367	$—	$—
Investment securities held-to-maturity:
Mortgage-backed securities—Agency	7,649	—	7,903	—
State and political subdivisions	681,302	—	732,661	—
Federal Home Loan Bank/Federal Reserve Bank stock	117,354	N/A	N/A	N/A
Loans, net:
Commercial	2,028,527	—	—	2,110,928
Commercial real estate	3,350,186	—	—	3,639,565
Residential real estate	2,117,211	—	—	2,236,000
Consumer credit	1,852,031	—	—	1,969,384
Accrued interest receivable	75,342	47	18,759	56,536

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$3,034,696	$3,034,696	$—	$—
NOW, savings, and money market deposits	6,120,099	6,120,099	—	—
Time deposits	1,451,989	—	1,443,473	—
Federal funds purchased and interbank borrowings	317,021	317,021
Securities sold under agreements to repurchase	285,409	260,409	25,209	—
Federal Home Loan Bank advances	1,589,367	—	—	1,593,997
Other borrowings	219,314	—	221,739	—
Accrued interest payable	4,364	—	4,364	—
Standby letters of credit	334	—		334

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$3,067

N/A	= not applicable

		Fair Value Measurements at December 31, 2016 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, federal funds sold, and money market investments	$255,519	$255,519	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	40,131	—	40,558	—
Mortgage-backed securities—Agency	10,640	—	10,940	—
State and political subdivisions	694,319	—	732,674	—
Federal Home Loan Bank/Federal Reserve Bank stock	101,716	N/A	N/A	N/A
Loans, net:
Commercial	1,895,618	—	—	1,971,296
Commercial real estate	3,112,680	—	—	3,400,365
Residential real estate	2,085,887	—	—	2,228,542
Consumer credit	1,866,519	—	—	1,974,180
Accrued interest receivable	81,381	16	22,880	58,485

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$3,016,093	$3,016,093	$—	$—
NOW, savings, and money market deposits	6,259,052	6,259,052	—	—
Time deposits	1,468,108	—	1,460,778	—
Federal funds purchased and interbank borrowings	213,003	213,003
Securities sold under agreements to repurchase	367,052	317,052	50,612	—
Federal Home Loan Bank advances	1,353,092	—	—	1,360,599
Other borrowings	218,939	—	217,647	—
Accrued interest payable	5,979	—	5,979	—
Standby letters of credit	315	—	—	315

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$2,527

N/A	= not applicable

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

Accrued interest receivable and payable: The carrying amount approximates fair value and is aligned with the underlying assets or liabilities (Level 1, Level 2, or Level 3).

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain financial highlights of Old National:

	Three Months Ended			Nine Months Ended
(dollars and shares in thousands, except per share data)	September 30,	June 30,	September 30,	September 30,
	2017	2017	2016	2017	2016
Income Statement:
Net interest income	$108,478	$104,333	$107,803	$318,612	$292,786
Taxable equivalent adjustment (1)	5,621	5,643	5,320	16,952	15,787
Provision for loan losses	311	1,355	1,306	2,013	2,716
Noninterest income	46,366	49,271	47,243	138,557	190,079
Noninterest expense	103,702	102,811	108,062	308,404	327,889
Net income	39,372	38,854	34,709	114,218	100,808
Common Share Data:
Weighted average diluted shares	135,796	135,697	135,011	135,693	125,839
Net income (diluted)	$0.29	$0.28	$0.25	$0.84	$0.80
Cash dividends	0.13	0.13	0.13	0.39	0.39
Common dividend payout ratio (2)	44.83%	46.43%	52.00%	46.43%	48.75%
Book value	$14.07	$13.92	$13.59	$14.07	$13.59
Stock price	18.30	17.25	14.06	18.30	14.06
Tangible common book value (3)	9.02	8.85	8.43	9.02	8.43
Performance Ratios:
Return on average assets	1.05%	1.05%	0.96%	1.02%	1.01%
Return on average common equity	8.31	8.33	7.62	8.18	8.03
Net interest margin (4)	3.52	3.42	3.60	3.48	3.56
Efficiency ratio (5)	64.17	64.05	66.05	64.29	64.50
Net charge-offs (recoveries) to average loans	0.05	0.01	0.07	0.02	0.06
Allowance for loan losses to ending loans	0.53	0.55	0.58	0.53	0.58
Non-performing loans to ending loans	1.46	1.51	1.86	1.46	1.86
Balance Sheet:
Total loans	$9,398,124	$9,232,040	$8,904,985	$9,398,124	$8,904,985
Total assets	15,065,800	14,957,281	14,703,071	15,065,800	14,703,071
Total deposits	10,606,784	10,683,714	10,646,708	10,606,784	10,646,708
Total borrowed funds	2,411,111	2,259,918	2,023,099	2,411,111	2,023,099
Total shareholders’ equity	1,906,823	1,886,594	1,834,457	1,906,823	1,834,457
Nonfinancial Data:
Full-time equivalent employees	2,592	2,652	2,910	2,592	2,910
Banking centers	188	188	201	188	201

(1)	Calculated using the federal statutory tax rate in effect of 35% for all periods.
(2)	Cash dividends divided by net income.
(3)	Tangible common book value is defined as tangible equity (shareholders’ equity excluding goodwill and other intangible assets) divided by common shares issued and outstanding. This is a non-GAAP financial measure that management believes to be helpful in understanding the financial results of the Company.
(4)	Net interest margin is defined as net interest income on a tax equivalent basis as a percentage of average earning assets.
(5)	Efficiency ratio is defined as noninterest expense before amortization of intangibles as a percentage of fully taxable net interest income and noninterest income, excluding net gains from securities transactions. This presentation excludes intangible amortization and net securities gains, as is common in other company disclosures, and better aligns with true operating performance. This is a non-GAAP financial measure that management believes to be helpful in understanding the financial results of the Company.

The following discussion is an analysis of our results of operations for the three and nine months ended September 30, 2017 and 2016, and financial condition as of September 30, 2017, compared to September 30, 2016 and December 31, 2016. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. This discussion contains forward-looking statements concerning our business that are based on estimates and involves certain risks and uncertainties. Therefore, future results could differ significantly from our current expectations and the related forward-looking statements.

EXECUTIVE SUMMARY

During the third quarter of 2017, net income was $39.4 million, or $0.29 per diluted share. Net income was $34.7 million, or $0.25 per diluted share, for the third quarter of 2016.

Management’s primary focus remains basic banking—loan growth, fee income, and expense management: This is accomplished by executing our plan of revenue growth driven by strong commercial and retail loan growth, anchored by excellent credit, funded by low-cost core deposits and continued emphasis on becoming more efficient.

Loan Growth: Our loan balances, excluding loans held for sale, grew $166.1 million to $9.398 billion at September 30, 2017 compared to $9.232 billion at June 30, 2017. This growth was attributable to our commercial loan portfolios, as we continue to focus on steady organic loan growth anchored by strong credit performance. Commercial loan demand continues to be steady as we continue our strategy of building new relationships throughout our entire footprint.

Fee Income: Revenue growth in our fee income components was driven by our capital markets income, investment product, and wealth management areas as they increased for the nine months ended September 30, 2017 when compared to the nine months ended September 30, 2016. The majority of our recurring fee income components increased year over year, reflective of the investments we have made over the past few years; however, these increases were offset by a $19.9 million decrease in insurance premiums and commissions and a $41.9 million gain on the sale of ONI during the nine months ended September 30, 2016.

Expenses: Noninterest expenses remained well controlled, decreasing $19.5 million, or 6%, for the nine months ended September 30, 2017 when compared to the nine months ended September 30, 2016. The decrease was primarily attributable to the divestiture of ONI, which occurred in May 2016 as well as the acquisition and integration costs associated with the Anchor (WI) acquisition during the first nine months of 2016. We continue to focus our efforts to optimize our branch network. As previously disclosed, we have consolidated 134 branches since 2011, with another 14 pending in the fourth quarter of 2017. We are currently evaluating the Old National franchise for additional consolidation opportunities in 2018.

RESULTS OF OPERATIONS

The following table sets forth certain income statement information of Old National for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(dollars in thousands)	2017	2016	Change	2017	2016	Change
Income Statement Summary:
Net interest income	$108,478	$107,803	0.6%	$318,612	$292,786	8.8%
Provision for loan losses	311	1,306	(76.2)	2,013	2,716	(25.9)
Noninterest income	46,366	47,243	(1.9)	138,557	190,079	(27.1)
Noninterest expense	103,702	108,062	(4.0)	308,404	327,889	(5.9)
Other Data:
Return on average common equity	8.31%	7.62%		8.18%	8.03%
Efficiency ratio (1)	64.17	66.05		64.29	64.50
Tier 1 leverage ratio	8.79	8.42		8.79	8.42
Net charge-offs (recoveries) to average loans	0.05	0.07		0.02	0.06

(1)	Efficiency ratio is defined as noninterest expense before amortization of intangibles as a percent of fully taxable net interest income and noninterest income, excluding net gains from securities transactions. This presentation excludes intangible amortization and net securities gains, as is common in other company disclosures, and better aligns with true operating performance. This is a non-GAAP financial measure that management believes to be helpful in understanding the financial results of the Company.

Net Interest Income

Net interest income is the most significant component of our earnings, comprising 70% of revenues for the nine months ended September 30, 2017. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities.

Short-term interest rates increased in the first nine months of 2017 as the Federal Reserve increased the discount rate 25 basis points at their March meeting and 25 basis points at their June meeting. The rate increases were driven by the Federal Reserve Board’s inflation and wage pressure expectations in conjunction with a moderately expanding economy. The Treasury yield curve flattened as short-term rates rose while long-term interest rates remained flat to slightly declining. Collectively, these factors marginally improved the outlook for our net interest income and margin.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2017	2016	2017	2016
Net interest income	$108,478	$107,803	$318,612	$292,786
Conversion to fully taxable equivalent	5,621	5,320	16,952	15,787

Net interest income—taxable equivalent basis	$114,099	$113,123	$335,564	$308,573

Average earning assets	$12,959,722	$12,575,454	$12,849,822	$11,548,052
Net interest margin	3.35%	3.43%	3.31%	3.38%
Net interest margin—taxable equivalent basis	3.52%	3.60%	3.48%	3.56%

The increase in net interest income for the three and nine months ended September 30, 2017 when compared to the same periods in 2016 was primarily due to higher average earning assets of $384.3 million in the three months ended September 30, 2017 when compared to the three months ended September 30, 2016 and $1.302 billion in the nine months ended September 30, 2017 when compared to the nine months ended September 30, 2016. Partially offsetting the higher average earning assets were higher average interest bearing liabilities of $378.7 million in the three months ended September 30, 2017 when compared to the three months ended September 30, 2016 and $1.154 billion in the nine months ended September 30, 2017 when compared to the nine months ended September 30, 2016. Net interest income for the three and nine months ended September 30, 2017 and 2016 included accretion income (interest income in excess of contractual interest income) associated with acquired loans. Accretion income totaled $11.1 million in the three months ended September 30, 2017 and $33.4 million in the nine months ended September 30, 2017, compared to $15.9 million in the three months ended September 30, 2016 and $41.4 million in the nine months ended September 30, 2016. We expect accretion income on our PCI loans to decrease over time, but this may be offset by future acquisitions.

The following tables present the average balance sheet for each major asset and liability category, its related interest income and yield, or its expense and rate for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended			Three Months Ended
(dollars in thousands)	September 30, 2017			September 30, 2016
	Average	Income (1)/	Yield/	Average	Income (1)/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Money market and other interest-earning investments	$32,755	$85	1.03%	$21,923	$23	0.42%
Investment securities:
Treasury and government sponsored agencies	585,354	2,844	1.94%	671,295	3,390	2.02%
Mortgage-backed securities	1,456,034	7,235	1.99%	1,414,753	6,353	1.80%
States and political subdivisions	1,103,721	13,065	4.73%	1,139,983	13,329	4.68%
Other securities	453,782	3,043	2.68%	446,870	2,566	2.30%

Total investment securities	3,598,891	26,187	2.91%	3,672,901	25,638	2.79%

Loans: (2)
Commercial	2,021,614	20,731	4.01%	1,861,906	18,268	3.84%
Commercial real estate	3,298,435	43,646	5.18%	2,975,029	41,906	5.51%
Residential real estate loans	2,144,478	21,190	3.95%	2,155,070	22,343	4.14%
Consumer	1,863,549	17,307	3.68%	1,888,625	16,855	3.55%

Total loans	9,328,076	102,874	4.35%	8,880,630	99,372	4.41%

Total earning assets	12,959,722	$129,146	3.95%	12,575,454	$125,033	3.94%

Less: Allowance for loan losses	(51,130)			(52,809)
Non-earning Assets
Cash and due from banks	233,017			204,991
Other assets	1,845,612			1,721,772

Total assets	$14,987,221			$14,449,408

Interest-Bearing Liabilities
NOW accounts	$2,570,321	$544	0.08%	$2,461,799	$456	0.07%
Savings accounts	2,934,445	1,289	0.17%	2,708,307	962	0.14%
Money market accounts	661,635	142	0.09%	936,232	326	0.14%
Time deposits	1,466,802	3,150	0.85%	1,527,251	3,075	0.80%

Total interest-bearing deposits	7,633,203	5,125	0.27%	7,633,589	4,819	0.25%

Federal funds purchased and interbank borrowings	220,918	655	1.18%	178,770	226	0.50%
Securities sold under agreements to repurchase	315,285	280	0.35%	355,734	375	0.42%
Federal Home Loan Bank advances	1,506,606	6,618	1.74%	1,129,756	4,137	1.46%
Other borrowings	219,241	2,369	4.32%	218,720	2,353	4.30%

Total borrowed funds	2,262,050	9,922	1.74%	1,882,980	7,091	1.50%

Total interest-bearing liabilities	$9,895,253	$15,047	0.61%	$9,516,569	$11,910	0.50%

Noninterest-Bearing Liabilities
Demand deposits	$3,049,503			$2,895,945
Other liabilities	146,271			215,620
Shareholders’ equity	1,896,194			1,821,274

Total liabilities and shareholders’ equity	$14,987,221			$14,449,408

Net interest rate spread			3.34%			3.44%
Net interest margin (3)			3.52%			3.60%
Taxable equivalent adjustment		$5,621			$5,320

(1)	Interest income is reflected on a fully taxable equivalent basis.
(2)	Includes loans held for sale.
(3)	Net interest margin is defined as net interest income on a tax equivalent basis as a percentage of average earning assets.

	Nine Months Ended			Nine Months Ended
(dollars in thousands)	September 30, 2017			September 30, 2016
	Average	Income (1)/	Yield/	Average	Income (1)/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Money market and other interest-earning investments	$29,172	$171	0.78%	$29,979	$93	0.42%
Investment securities:
Treasury and government sponsored agencies	567,403	8,422	1.98%	713,285	10,454	1.95%
Mortgage-backed securities	1,484,132	22,643	2.03%	1,225,528	16,992	1.85%
States and political subdivisions	1,119,846	40,047	4.77%	1,120,344	39,545	4.71%
Other securities	448,544	8,738	2.60%	436,466	7,522	2.30%

Total investment securities	3,619,925	79,850	2.94%	3,495,623	74,513	2.85%

Loans: (2)
Commercial	1,949,921	59,171	4.00%	1,823,223	53,138	3.83%
Commercial real estate	3,237,053	123,800	5.04%	2,488,888	105,217	5.55%
Residential real estate loans	2,137,982	63,712	3.97%	1,939,148	59,274	4.08%
Consumer	1,875,769	50,450	3.60%	1,771,191	48,837	3.68%

Total loans	9,200,725	297,133	4.28%	8,022,450	266,466	4.40%

Total earning assets	12,849,822	$377,154	3.90%	11,548,052	$341,072	3.92%

Less: Allowance for loan losses	(50,927)			(52,054)
Non-earning Assets
Cash and due from banks	209,752			186,506
Other assets	1,861,261			1,612,410

Total assets	$14,869,908			$13,294,914

Interest-Bearing Liabilities
NOW accounts	$2,599,696	$1,511	0.08%	$2,331,596	$1,099	0.06%
Savings accounts	2,949,412	3,655	0.17%	2,475,739	2,585	0.14%
Money market accounts	684,346	437	0.09%	784,057	698	0.12%
Time deposits	1,449,840	8,629	0.80%	1,306,693	8,184	0.84%

Total interest-bearing deposits	7,683,294	14,232	0.25%	6,898,085	12,566	0.24%

Federal funds purchased and interbank borrowings	192,343	1,433	1.00%	157,499	566	0.48%
Securities sold under agreements to repurchase	325,230	870	0.36%	373,474	1,139	0.41%
Federal Home Loan Bank advances	1,460,293	17,947	1.64%	1,073,414	11,164	1.39%
Other borrowings	219,097	7,108	4.33%	224,000	7,064	4.20%

Total borrowed funds	2,196,963	27,358	1.66%	1,828,387	19,933	1.46%

Total interest-bearing liabilities	$9,880,257	$41,590	0.56%	$8,726,472	$32,499	0.50%

Noninterest-Bearing Liabilities
Demand deposits	$2,985,386			$2,698,873
Other liabilities	141,616			195,078
Shareholders’ equity	1,862,649			1,674,491

Total liabilities and shareholders’ equity	$14,869,908			$13,294,914

Net interest rate spread			3.34%			3.42%
Net interest margin (3)			3.48%			3.56%
Taxable equivalent adjustment		$16,952			$15,787

(1)	Interest income is reflected on a fully taxable equivalent basis.
(2)	Includes loans held for sale.
(3)	Net interest margin is defined as net interest income on a tax equivalent basis as a percentage of average earning assets.

The following table presents the dollar amount of changes in taxable equivalent net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid for the three and nine months ended September 30, 2017 and 2016.

	From Three Months Ended			From Nine Months Ended
	September 30, 2016 to Three			September 30, 2016 to Nine
	Months Ended September 30, 2017			Months Ended September 30, 2017
	Total	Attributed to		Total	Attributed to
(dollars in thousands)	Change	Volume	Rate	Change	Volume	Rate
Interest Income
Money market and other interest-earning investments	$62	$19	$43	$78	$(4)	$82
Investment securities (1)	549	(528)	1,077	5,337	2,832	2,505
Loans (1)	3,502	4,863	(1,361)	30,667	38,184	(7,517)

Total interest income	4,113	4,354	(241)	36,082	41,012	(4,930)

Interest Expense
NOW deposits	88	22	66	412	140	272
Savings deposits	327	92	235	1,070	539	531
Money market deposits	(184)	(77)	(107)	(261)	(76)	(185)
Time deposits	75	(121)	196	445	872	(427)
Federal funds purchased and interbank borrowings	429	90	339	867	191	676
Securities sold under agreements to repurchase	(95)	(38)	(57)	(269)	(138)	(131)
Federal Home Loan Bank advances	2,481	1,522	959	6,783	4,385	2,398
Other borrowings	16	6	10	44	(157)	201

Total interest expense	3,137	1,496	1,641	9,091	5,756	3,335

Net interest income	$976	$2,858	$(1,882)	$26,991	$35,256	$(8,265)

The variance not solely due to rate or volume is allocated equally between the rate and volume variances.

(1)	Interest on investment securities and loans includes the effect of taxable equivalent adjustments of $3.8 million and $1.8 million, respectively, during the three months ended September 30, 2017; and $11.7 million and $5.3 million, respectively, during the nine months ended September 30, 2017; using the federal statutory rate in effect of 35% for all periods.

The decrease in the net interest margin on a fully taxable equivalent basis for the three and nine months ended September 30, 2017 when compared to the same periods in 2016 was primarily due to lower yields associated with accretion income on acquired loans, higher costs of interest bearing liabilities, and a change in the mix of average interest earning assets and interest bearing liabilities. Accretion income represented 34 basis points of the net interest margin for the three months ended September 30, 2017, compared to 51 basis points of the net interest margin for the three months ended September 30, 2016. The yield on interest earning assets increased 1 basis point and the cost of interest-bearing liabilities increased 6 basis points in the quarterly year-over-year comparison. The yield on interest earning assets is calculated by dividing annualized taxable equivalent net interest income by average interest earning assets while the cost of interest-bearing liabilities is calculated by dividing annualized interest expense by average interest-bearing liabilities. Accretion income represented 34 basis points of the net interest margin for the nine months ended September 30, 2017, compared to 47 basis points of the net interest margin for the nine months ended September 30, 2016. The yield on interest earning assets decreased 2 basis points and the cost of interest-bearing liabilities increased 6 basis points in the nine months ended September 30, 2017 when compared to the nine months ended September 30, 2016.

Average earning assets were $12.960 billion for the three months ended September 30, 2017, compared to $12.575 billion for the three months ended September 30, 2016, an increase of $384.3 million, or 3%. Average earning assets were $12.850 billion for the nine months ended September 30, 2017, compared to $11.548 billion for the nine months ended September 30, 2016, an increase of $1.302 billion, or 11%. The increases in average earning assets were primarily due to our acquisition of Anchor (WI) in May 2016. The loan portfolio including loans held for sale, which generally has an average yield higher than the investment portfolio, was approximately 72% of average interest earning assets for the nine months ended September 30, 2017, compared to 69% for the nine months ended September 30, 2016.

Average loans including loans held for sale increased $447.4 million for the three months ended September 30, 2017 and $1.178 billion for the nine months ended September 30, 2017 when compared to the same periods in 2016 reflecting organic loan growth, as well as an increase attributable to loans acquired from Anchor (WI) in May 2016. Loans including loans held for sale attributable to the Anchor (WI) acquisition totaled $1.647 billion as of the closing date of the acquisition.

Average investments decreased $74.0 million for the three months ended September 30, 2017 and increased $124.3 million for the nine months ended September 30, 2017 when compared to the same periods in 2016. The increase for the nine months ended September 30, 2017 reflected the Anchor (WI) acquisition.

Average non-interest bearing deposits increased $153.6 million for the three months ended September 30, 2017 and $286.5 million for the nine months ended September 30, 2017 when compared to the same periods in 2016 reflecting the Anchor (WI) acquisition. Average interest bearing deposits decreased $0.4 million for the three months ended September 30, 2017 and increased $785.2 million for the nine months ended September 30, 2017 when compared to the same periods in 2016. The increase for the nine months ended September 30, 2017 reflected the Anchor (WI) acquisition.

Average borrowed funds increased $379.1 million for the three months ended September 30, 2017 and $368.6 million for the nine months ended September 30, 2017 when compared to the same periods in 2016 primarily due to increased funding needed as a result of growth in our loan portfolio that outpaced deposit growth.

Provision for Loan Losses

The provision for loan losses was $0.3 million for the three months ended September 30, 2017, compared to $1.3 million for the three months ended September 30, 2016. Net charge-offs totaled $1.1 million during the three months ended September 30, 2017, compared to net charge-offs of $1.6 million during the three months ended September 30, 2016. The provision for loan losses was $2.0 million for the nine months ended September 30, 2017, compared to $2.7 million for the nine months ended September 30, 2016. Net charge-offs totaled $1.7 million during the nine months ended September 30, 2017, compared to net charge-offs of $3.4 million during the nine months ended September 30, 2016. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense.

Noninterest Income

We generate revenues in the form of noninterest income through client fees, sales commissions, and other gains and losses from our core banking franchise and other related businesses, such as wealth management, investment consulting, and investment products. The following table details the components in noninterest income for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(dollars in thousands)	2017	2016	Change	2017	2016	Change
Wealth management fees	$8,837	$8,572	3.1%	$27,515	$26,048	5.6%
Service charges on deposit accounts	10,535	11,054	(4.7)	30,418	31,130	(2.3)
Debit card and ATM fees	4,248	4,330	(1.9)	12,920	12,586	2.7
Mortgage banking revenue	5,104	7,718	(33.9)	14,516	15,841	(8.4)
Insurance premiums and commissions	170	132	28.8	437	20,375	(97.9)
Investment product fees	5,193	5,038	3.1	15,186	13,667	11.1
Capital markets income	1,843	849	117.1	5,621	2,262	148.5
Company-owned life insurance	2,022	2,163	(6.5)	6,288	6,281	0.1
Net securities gains (losses)	2,972	1,647	80.4	7,547	4,609	63.7
Recognition of deferred gain on sale leaseback transactions	537	235	128.5	1,612	2,325	(30.7)
Gain on sale of ONB Insurance Group, Inc.	—	—	N/M	—	41,864	(100.0)
Change in FDIC indemnification asset	—	—	N/M	—	233	(100.0)
Other income	4,905	5,505	(10.9)	16,497	12,858	28.3

Total noninterest income	$46,366	$47,243	(1.9)%	$138,557	$190,079	(27.1)%

N/M = Not meaningful

The decrease in noninterest income for the three months ended September 30, 2017 when compared to the three months ended September 30, 2016 was primarily due to lower mortgage banking revenue, partially offset by higher net securities gains and capital markets income.

The decrease in noninterest income for the nine months ended September 30, 2017 when compared to the nine months ended September 30, 2016 was primarily due to a pre-tax gain of $41.9 million resulting from the sale of ONI in May 2016 and lower insurance premiums and commissions. Offsetting these decreases was higher noninterest income attributable to the Anchor (WI) acquisition.

Wealth management fees increased $0.3 million for the three months ended September 30, 2017 when compared to the three months ended September 30, 2016 reflecting higher corporate trust fees, mutual fund fees, tax preparation fees, and personal trust fees. Wealth management fees increased $1.5 million for the nine months ended September 30, 2017 when compared to the nine months ended September 30, 2016 reflecting higher personal trust fees, corporate trust fees, mutual fund fees, and tax preparation fees.

Service charges and overdraft fees decreased $0.5 million for the three months ended September 30, 2017 and $0.7 million for the nine months ended September 30, 2017 when compared to the same periods in 2016 primarily due to lower overdraft charges, partially offset by higher service charges and overdraft fees attributable to the Anchor (WI) acquisition.

Mortgage banking revenue decreased $2.6 million for the three months ended September 30, 2017 and $1.3 million for the nine months ended September 30, 2017 when compared to the same periods in 2016 primarily due to a decline in mortgage production and pipeline valuation resulting from higher rates.

Insurance premiums and commissions decreased $19.9 million for the nine months ended September 30, 2017 when compared to the same period in 2016 reflecting the sale of ONI in May 2016.

Investment product fees increased $1.5 million for the nine months ended September 30, 2017 when compared to the same period in 2016 primarily due to the Anchor (WI) acquisition.

Capital markets income is comprised of customer interest rate swap fees, foreign currency exchange fees, and net gains (losses) on foreign currency adjustments. Capital markets income increased $1.0 million for the three months ended September 30, 2017 and $3.4 million for the nine months ended September 30, 2017 when compared to the same periods in 2016 primarily due to higher customer interest rate swap fees.

Net securities gains increased $1.3 million for the three months ended September 30, 2017 and $2.9 million for the nine months ended September 30, 2017 when compared to the same periods in 2016 primarily due to higher realized gains on sales of available-for-sale securities in 2017.

In the second quarter of 2016, we recorded a $41.9 million pre-tax gain resulting from the sale of ONI in May 2016. The after-tax gain related to the sale totaled $17.6 million.

Other income decreased $0.6 million for the three months ended September 30, 2017 when compared to the same period in 2016 reflecting lower recoveries on loans originated by AnchorBank (WI) that had been fully charged-off prior to the acquisition. Recoveries on loans originated by AnchorBank (WI) totaled $0.6 million for the three months ended September 30, 2017, compared to $1.2 million for the three months ended September 30, 2016.

Other income increased $3.6 million for the nine months ended September 30, 2017 when compared to the same period in 2016 reflecting higher recoveries on loans originated by AnchorBank (WI) and higher gains on sales of fixed assets. Recoveries on loans originated by AnchorBank (WI) totaled $3.7 million for the nine months ended September 30, 2017, compared to $1.2 million for the nine months ended September 30, 2016.

Noninterest Expense

The following table details the components in noninterest expense for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(dollars in thousands)	2017	2016	Change	2017	2016	Change
Salaries and employee benefits	$57,783	$60,861	(5.1)%	$171,953	$180,548	(4.8)%
Occupancy	11,670	12,944	(9.8)	34,343	39,356	(12.7)
Equipment	3,485	3,564	(2.2)	10,062	9,773	3.0
Marketing	2,646	3,528	(25.0)	9,369	11,125	(15.8)
Data processing	7,696	8,242	(6.6)	23,530	24,041	(2.1)
Communication	2,163	2,755	(21.5)	6,865	7,154	(4.0)
Professional fees	4,589	3,252	41.1	11,317	11,801	(4.1)
Loan expense	1,542	2,213	(30.3)	4,866	5,669	(14.2)
Supplies	547	799	(31.5)	1,720	1,980	(13.1)
FDIC assessment	2,197	2,149	2.2	6,814	6,098	11.7
Other real estate owned expense	511	728	(29.8)	2,635	3,251	(18.9)
Amortization of intangibles	2,641	3,233	(18.3)	8,442	9,245	(8.7)
Other expense	6,232	3,794	64.3	16,488	17,848	(7.6)

Total noninterest expense	$103,702	$108,062	(4.0)%	$308,404	$327,889	(5.9)%

Noninterest expense decreased $4.4 million for the three months ended September 30, 2017 when compared to the same period in 2016 primarily due to lower acquisition and integration costs. Noninterest expense for the three months ended September 30, 2017 included $0.4 million of acquisition and integration costs associated with Anchor (MN), compared to $5.5 million for the three months ended September 30, 2016 associated with Anchor (WI).

Noninterest expense decreased $19.5 million for the nine months ended September 30, 2017 when compared to the same period in 2016 primarily due to the reduction of costs associated with the divestiture of ONI in May 2016. In addition, noninterest expense for the nine months ended September 30, 2017 included $0.4 million of acquisition and integration costs associated with Anchor (MN), compared to $14.2 million for the nine months ended September 30, 2016 associated with Anchor (WI).

Salaries and benefits is the largest component of noninterest expense. Salaries and benefits decreased $3.1 million for the three months ended September 30, 2017 and $8.6 million for the nine months ended September 30, 2017 when compared to the same periods in 2016. Impacting salaries and benefits expense were the divestiture of ONI and the acquisition of Anchor (WI) described above. Also contributing to the decrease in salaries and benefits were lower pension expenses reflecting the termination of the Company’s Retirement Plan effective May 15, 2016. The decreases were partially offset by higher incentive compensation in the three and nine months ended September 30, 2017.

Occupancy expenses decreased $1.3 million for the three months ended September 30, 2017 and $5.0 million for the nine months ended September 30, 2017 when compared to the same periods in 2016 primarily due to branch consolidations in the first quarter of 2017. The decreases were partially offset by occupancy expenses attributable to the Anchor (WI) acquisition.

Marketing expense decreased $0.9 million for the three months ended September 30, 2017 and $1.8 million for the nine months ended September 30, 2017 when compared to the same periods in 2016 primarily due to additional expenses recorded in 2016 associated with the Anchor (WI) acquisition. The decrease for the nine months ended September 30, 2017 when compared to the nine months ended September 30, 2016 also reflected lower public relations expense.

Professional fees increased $1.3 million for the three months ended September 30, 2017 when compared to the same period in 2016 primarily due to $1.9 million in pre-tax expenses recorded in the three months ended September 30, 2017 related to a client-experience improvement initiative currently in process at the Company, partially offset by additional expenses recorded in 2016 associated with the Anchor (WI) acquisition. Professional fees decreased $0.5 million for the nine months ended September 30, 2017 when compared to the same period in 2016 primarily due to additional expenses recorded in 2016 associated with the Anchor (WI) acquisition, partially offset by $2.9 million in pre-tax expenses recorded in the nine months ended September 30, 2017 related to a client-experience improvement initiative currently in process at the Company. Upon completion of this initiative, the Company expects the costs incurred to considerably improve how we serve our clients and reduce costs in 2018.

Other expense increased $2.4 million for the three months ended September 30, 2017 when compared to the three months ended September 30, 2016 primarily due to an unfavorable variance in provision for unfunded commitments of $1.2 million and costs associated with branch consolidations totaling $1.1 million.

Other expense decreased $1.4 million for the nine months ended September 30, 2017 when compared to the nine months ended September 30, 2016 primarily due to lower charitable contributions of $4.1 million, partially offset by costs associated with branch consolidations totaling $3.1 million. We anticipate tax credit amortization related to tax credit investments of approximately $12.7 million to $22.2 million in the fourth quarter of 2017 to be included in other expense (including approximately $5.0 million from the Anchor (MN) partnership), dependent upon the date certain tax credit investments are placed in service. There was no tax credit amortization related to tax credit investments included in other expense in 2016 or the nine months ended September 30, 2017. See Note 12 to the consolidated financial statements for additional information on the Company’s tax credit investments.

Provision for Income Taxes

We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The provision for income taxes, as a percentage of pre-tax income, was 22.5% for the three months ended September 30, 2017, compared to 24.0% for the three months ended September 30, 2016. The provision for income taxes, as a percentage of pre-tax income, was 22.2% for the nine months ended September 30, 2017, compared to 33.8% for the nine months ended September 30, 2016. In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at September 30, 2017 based on the current estimate of the effective annual rate. The lower effective tax rate during the three and nine months ended September 30, 2017 when compared to the same periods in 2016 was the result of an increase in federal tax credits available. Also contributing to the lower effective tax rate during the nine months ended September 30, 2017 when compared to the nine months ended September 30, 2016 was the sale of ONI in May 2016 and the associated tax expense of $8.3 million to record a deferred tax liability relating to ONI’s nondeductible goodwill. See Note 19 to the consolidated financial statements for additional information.

FINANCIAL CONDITION

Overview

At September 30, 2017, our assets were $15.066 billion, a $362.7 million increase compared to assets of $14.703 billion at September 30, 2016, and a $205.6 million increase compared to assets of $14.860 billion at December 31, 2016. The increase from September 30, 2016 to September 30, 2017 was primarily due to commercial and commercial real estate loan growth.

Earning Assets

Our earning assets are comprised of investment securities, portfolio loans, loans held for sale, money market investments, interest earning accounts with the Federal Reserve, and trading securities. Earning assets were $13.066 billion at September 30, 2017, a $347.8 million increase compared to earning assets of $12.718 billion at September 30, 2016, and a $269.3 million increase compared to earning assets of $12.796 billion at December 31, 2016.

Investment Securities

We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements. However, we also have $7.6 million of fixed-rate mortgage-backed securities and $681.3 million of state and political subdivision securities in our held-to-maturity investment portfolio at September 30, 2017.

Trading securities, which consist of mutual funds held in trusts associated with deferred compensation plans for former directors and executives, are recorded at fair value and totaled $5.4 million at September 30, 2017 compared to $5.0 million at September 30, 2016.

At September 30, 2017, the investment securities portfolio, including trading securities, was $3.587 billion compared to $3.716 billion at September 30, 2016, a decrease of $128.7 million. Investment securities represented 27% of earning assets at September 30, 2017, compared to 29% at September 30, 2016 and December 31, 2016. Investment securities decreased as a percentage of total earning assets due to a proportionately larger increase in loan balances. Stronger commercial loan demand in the future and management’s decision to deleverage the balance sheet could result in a reduction in the securities portfolio. At September 30, 2017, management does not intend to sell any securities in an unrealized loss position and does not believe we will be required to sell such securities.

The investment securities available-for-sale portfolio had net unrealized losses of $26.6 million at September 30, 2017, compared to net unrealized gains of $23.5 million at September 30, 2016, and net unrealized losses of $61.5 million at December 31, 2016. Net unrealized losses decreased from December 31, 2016 to September 30, 2017 primarily due to the effect of a decrease in long-term interest rates on municipal bonds and mortgage-backed securities.

The investment portfolio had an effective duration of 4.25 at September 30, 2017, compared to 3.75 at September 30, 2016, and 4.61 at December 31, 2016. Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates. Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage. The annualized average yields on investment securities, on a taxable equivalent basis, were 2.91% for the three months ended September 30, 2017, compared to 2.79% for the three months ended September 30, 2016. The annualized average yields on investment securities, on a taxable equivalent basis, were 2.94% for the nine months ended September 30, 2017, compared to 2.85% for the nine months ended September 30, 2016.

Loans Held for Sale

Mortgage loans held for immediate sale in the secondary market were $30.2 million at September 30, 2017, compared to $90.7 million at December 31, 2016. The decrease is primarily due to a decline in mortgage production resulting from higher rates and the timing of sales. Certain mortgage loans are committed for sale at or prior to origination at a contracted price to an outside investor. Other mortgage loans held for immediate sale are hedged with TBA forward agreements and committed for sale when they are ready for delivery and remain on the Company’s balance sheet for a short period of time (typically 30 to 60 days). These loans are sold without recourse, beyond customary representations and warranties, and Old National has not experienced material losses arising from these sales. Mortgage originations are subject to volatility due to interest rates and home sales, among other factors.

We have elected the fair value option under FASB ASC 825-10 prospectively for residential loans held for sale. The aggregate fair value exceeded the unpaid principal balance by $0.9 million at September 30, 2017 and $1.7 million at September 30, 2016. The aggregate fair value exceeded the unpaid principal balance by $0.1 million at December 31, 2016.

Commercial and Commercial Real Estate Loans

Commercial and commercial real estate loans are the largest classification within earning assets, representing 41% of earning assets at September 30, 2017, compared to 39% at September 30, 2016 and December 31, 2016. At September 30, 2017, commercial and commercial real estate loans were $5.419 billion, an increase of $490.3 million, or 10%, compared to September 30, 2016, and an increase of $371.3 million, or 7%, compared to December 31, 2016.

Residential Real Estate Loans

At September 30, 2017, residential real estate loans held in our loan portfolio were $2.119 billion, an increase of $13.9 million compared to September 30, 2016, and an increase of $31.6 million compared to December 31, 2016. Future increases in interest rates could result in a decline in the level of refinancings and new originations of residential real estate loans.

Consumer Loans

Consumer loans, including automobile loans, personal and home equity loans and lines of credit, and student loans, decreased $11.1 million at September 30, 2017 compared to September 30, 2016, and decreased $15.3 million from December 31, 2016. Management continues to slow indirect consumer loan originations, which are least profitable, in 2017.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, increased $79.2 million since September 30, 2016. During the fourth quarter of 2016, the Company purchased certain bank properties that it had previously leased for an aggregate purchase price of $79.1 million.

Net Deferred Tax Assets

Net deferred tax assets decreased $31.5 million compared to September 30, 2016 primarily due to lower deferred tax assets related to acquired loans and net operating loss carryforwards. Net deferred tax assets decreased $43.9 million compared to December 31, 2016 primarily due to lower deferred tax assets related to unrealized losses on available-for-sale investment securities, net operating loss carryforwards, acquired loans, and benefit plan accruals. Future decreases in the corporate tax rate could result in a loss in value of Old National’s deferred tax assets, but would reduce future income tax expense. See Note 19 to the consolidated financial statements for additional information.

Other Assets

Other assets increased $21.7 million, or 19%, since December 31, 2016 primarily due to an increase in low income housing partnership investments.

Funding

Total funding, comprised of deposits and wholesale borrowings, was $13.018 billion at September 30, 2017, an increase of $348.1 million from $12.670 billion at September 30, 2016, and an increase of $122.6 million from $12.895 billion at December 31, 2016. Included in total funding were deposits of $10.607 billion at September 30, 2017, a decrease of $39.9 million from $10.647 billion at September 30, 2016, and a decrease of $136.5 million from $10.743 billion at December 31, 2016. Noninterest-bearing deposits increased $90.4 million from September 30, 2016 to September 30, 2017. NOW deposits increased $53.0 million from September 30, 2016 to September 30, 2017, while savings deposits decreased $31.1 million. Money market deposits decreased $39.5 million from September 30, 2016 to September 30, 2017, while time deposits decreased $112.7 million.

We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. At September 30, 2017, wholesale borrowings, including federal funds purchased and interbank borrowings, securities sold under agreements to repurchase, Federal Home Loan Bank advances, and other borrowings, totaled $2.411 billion, an increase of $388.0 million, or 19%, from September 30, 2016, and an increase of $259.0 million, or 12%, from December 31, 2016. Wholesale funding as a percentage of total funding was 19% at September 30, 2017, 16% at September 30, 2016, and 17% at December 31, 2016. The increase in wholesale funding from September 30, 2016 to September 30, 2017 was primarily due to increases in Federal Home Loan Bank advances and federal funds purchased and interbank borrowings, partially offset by a decrease in securities sold under agreements to repurchase.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities decreased $57.7 million, or 29%, from December 31, 2016 primarily due to lower derivative liabilities, lower deferred gain on sale leaseback transactions, and lower accrued pension expenses. Offsetting the decreases was an increase in unfunded commitments on low income housing partnership investments.

Capital

Shareholders’ equity totaled $1.907 billion at September 30, 2017, compared to $1.834 billion at September 30, 2016 and $1.814 billion at December 31, 2016. The change in unrealized gains (losses) on investment securities increased equity by $23.0 million during the nine months ended September 30, 2017. We paid cash dividends of $0.39 per share for the nine months ended September 30, 2017, which reduced equity by $52.8 million. The Company’s Common Stock is traded on the NASDAQ under the symbol “ONB” with 45,179 shareholders of record at September 30, 2017.

Capital Adequacy

Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At September 30, 2017, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of well-capitalized based on the most recent regulatory definition.

At September 30, 2017, Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

	Fully Phased-In Regulatory Guidelines	September 30,		December 31,
	Minimum	2017	2016	2016
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	8.79%	8.42%	8.43%
Common equity Tier 1 capital to risk-adjusted total assets	7.00	11.66	11.77	11.51
Tier 1 capital to risk-adjusted total assets	8.50	11.96	11.92	11.65
Total capital to risk-adjusted total assets	10.50	12.46	12.49	12.18
Shareholders’ equity to assets	N/A	12.66	12.48	12.21

N/A = not applicable

At September 30, 2017, Old National Bank, Old National’s bank subsidiary, maintained a strong capital position as evidenced by the following comparisons of key industry ratios.

	Fully Phased-In
	Regulatory Guidelines	Well Capitalized	September 30,		December 31,
	Minimum	Guidelines	2017	2016	2016
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	5.00%	8.71%	8.59%	8.55%
Common equity Tier 1 capital to risk-adjusted total assets	7.00	6.50	11.84	12.15	11.83
Tier 1 capital to risk-adjusted total assets	8.50	8.00	11.84	12.15	11.83
Total capital to risk-adjusted total assets	10.50	10.00	12.35	12.73	12.35

The Dodd-Frank Wall Street Reform and Consumer Protection Act requires bank holding companies and any subsidiary banks with consolidated assets of more than $10 billion and less than $50 billion, including Old National, to complete and publicly disclose annual stress tests. The objective of the stress test is to ensure that the financial institution has capital planning processes that account for its unique risks, and to help ensure that the institution has sufficient capital to continue operations throughout times of economic and financial stress. The stress tests are conducted with baseline, adverse, and severely adverse economic scenarios. Old National completed its annual stress test that covered a nine-quarter planning horizon beginning January 1, 2017 and ending on March 31, 2019 and publicly disclosed a summary of the stress test results on October 24, 2017. The stress test showed that Old National would maintain capital levels well above the regulatory guideline minimum levels for all periods and under all stress test scenarios.

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

Investment Activities

We carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral. At September 30, 2017, we had pooled trust preferred securities with a fair value of $8.3 million, or less than 1% of the available-for-sale securities portfolio. These securities remained classified as available-for-sale and at September 30, 2017, the unrealized loss on our pooled trust preferred securities was approximately $8.4 million. The fair value of these securities should improve as we get closer to maturity. There was no OTTI recorded during the nine months ended September 30, 2017 or 2016.

All of our mortgage-backed securities are backed by U.S. government-sponsored or federal agencies. Municipal bonds, corporate bonds, and other debt securities are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. See Note 5 to the consolidated financial statements for additional details about our investment security portfolio.

Counterparty Exposure

Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation. We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry. Old National manages exposure to counterparty risk in connection with its derivatives transactions by generally engaging in transactions with counterparties having ratings of at least A by Standard & Poor’s Rating Service or A2 by Moody’s Investors Service. Total credit exposure is monitored by counterparty, and managed within limits that management believes to be prudent. Old National’s net counterparty exposure was an asset of $242.6 million at September 30, 2017.

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

We assumed student loans in the acquisition of Anchor (WI) in May 2016. At September 30, 2017, student loans totaled $70.2 million and are guaranteed by the government from 97% to 100%.

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

We lend primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling, and retailing. Old National manages concentrations of credit exposure by industry, product, geography, customer relationship, and loan size, with no concentration of loans exceeding 10% of its portfolio. At September 30, 2017, we had minimal exposure to foreign borrowers and no sovereign debt. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Kentucky, Michigan, and Wisconsin. We are experiencing a slow and gradual improvement in the economy of our principal markets. Management expects that trends in under-performing, criticized, and classified loans will be influenced by the degree to which the economy strengthens or weakens.

Summary of under-performing, criticized and classified assets:

	September 30,		December 31,
(dollars in thousands)	2017	2016	2016
Nonaccrual loans:
Commercial	$29,529	$49,352	$56,585
Commercial real estate	57,128	73,803	44,026
Residential real estate	19,535	16,538	17,674
Consumer	13,064	11,791	13,122

Total nonaccrual loans (1)	119,256	151,484	131,407
Renegotiated loans not on nonaccrual	17,886	13,860	14,376
Past due loans (90 days or more and still accruing):
Commercial	251	—	23
Residential real estate	232	152	2
Consumer	396	291	303

Total past due loans	879	443	328
Other real estate owned	10,259	23,719	18,546

Total under-performing assets	$148,280	$189,506	$164,657

Classified loans (includes nonaccrual, renegotiated, past due 90 days, and other problem loans)	$209,524	$233,469	$220,429
Other classified assets (2)	7,526	6,634	7,063
Criticized loans	130,197	125,840	95,462

Total criticized and classified assets	$347,247	$365,943	$322,954

Asset Quality Ratios:
Non-performing loans/total loans (3) (4)	1.46%	1.86%	1.62%
Under-performing assets/total loans and other real estate owned (3)	1.58	2.12	1.82
Under-performing assets/total assets	0.98	1.29	1.11
Allowance for loan losses/under-performing assets (5)	33.83	27.20	30.25
Allowance for loan losses/nonaccrual loans (1)	42.07	34.03	37.90

(1)	Includes purchased credit impaired loans of approximately $4.4 million at September 30, 2017, $25.7 million at September 30, 2016, and $16.7 million at December 31, 2016 that are categorized as nonaccrual because the collection of principal or interest is doubtful. These loans are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.
(2)	Includes 2 pooled trust preferred securities, 2 corporate securities, and 1 insurance policy at September 30, 2017.
(3)	Loans exclude loans held for sale.
(4)	Non-performing loans include nonaccrual and renegotiated loans.
(5)	Because the acquired loans were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date.

Under-performing assets totaled $148.3 million at September 30, 2017, compared to $189.5 million at September 30, 2016 and $164.7 million at December 31, 2016. Under-performing assets as a percentage of total loans and other real estate owned at September 30, 2017 were 1.58%, a decrease of 54 basis points from 2.12% at September 30, 2016 and a decrease of 24 basis points from 1.82% at December 31, 2016.

Nonaccrual loans decreased from September 30, 2016 primarily due to a decrease in nonaccrual commercial and commercial real estate loans. As a percentage of nonaccrual loans, the allowance for loan losses was 42.07% at September 30, 2017, compared to 34.03% at September 30, 2016 and 37.90% at December 31, 2016. PCI loans that were included in the nonaccrual category because the collection of principal or interest is doubtful totaled $4.4 million at September 30, 2017, compared to $25.7 million at September 30, 2016 and $16.7 million at December 31, 2016. However, they are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

Total criticized and classified assets were $347.2 million at September 30, 2017, a decrease of $18.7 million from September 30, 2016, and an increase of $24.3 million from December 31, 2016. Other classified assets include investment securities that fell below investment grade rating totaling $7.5 million at September 30, 2017, compared to $6.6 million at September 30, 2016 and $7.1 million at December 31, 2016.

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

At September 30, 2017, our TDRs consisted of $21.8 million of commercial loans, $32.7 million of commercial real estate loans, $3.3 million of residential loans, and $4.2 million of consumer loans totaling $62.0 million. Approximately $43.7 million of the TDRs at September 30, 2017 were included with nonaccrual loans. At December 31, 2016, our TDRs consisted of $16.8 million of commercial loans, $18.3 million of commercial real estate loans, $3.0 million of residential loans, and $2.6 million of consumer loans totaling $40.7 million. Approximately $26.3 million of the TDRs at December 31, 2016 were included with nonaccrual loans.

Old National has allocated specific reserves to customers whose loan terms have been modified in TDRs totaling $6.5 million at September 30, 2017 and $4.0 million of December 31, 2016. At September 30, 2017, Old National had committed to lend an additional $3.9 million to customers with outstanding loans that are classified as TDRs.

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

PCI loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition. If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually. If the PCI loan is being accounted for as part of a pool, it will not be removed from the pool. At September 30, 2017, it has not been necessary to remove any loans from PCI accounting.

In general, once a modified loan is considered a TDR, the loan will always be considered a TDR, and therefore impaired, until it is paid in full, otherwise settled, sold, or charged off. However, guidance also permits for loans to be removed from TDR status when subsequently restructured under these circumstances: (1) at the time of the subsequent restructuring, the borrower is not experiencing financial difficulties, and this is documented by a current credit evaluation at the time of the restructuring, (2) under the terms of the subsequent restructuring agreement, the institution has granted no concession to the borrower; and (3) the subsequent restructuring agreement includes market terms that are no less favorable than those that would be offered for a comparable new loan. For loans subsequently restructured that have cumulative principal forgiveness, the loan should continue to be measured in accordance with ASC 310-10, Receivables—Overall. However, consistent with ASC 310-40-50-2, Troubled Debt Restructurings by Creditors, Creditor Disclosure of Troubled Debt Restructurings, the loan would not be required to be reported in the years following the restructuring if the subsequent restructuring meets both of these criteria: (1) has an interest rate at the time of the subsequent restructuring that is not less than a market interest rate; and (2) is performing in compliance with its modified terms after the subsequent restructuring.

Allowance for Loan Losses and Reserve for Unfunded Commitments

Loan charge-offs, net of recoveries, totaled $1.1 million for the three months ended September 30, 2017, compared to $1.6 million for the three months ended September 30, 2016. Annualized, net charge-offs (recoveries) to average loans were 0.05% for the three months ended September 30, 2017, compared to 0.07% for the three months ended September 30, 2016. Loan charge-offs, net of recoveries, totaled $1.7 million for the nine months ended September 30, 2017, compared to $3.4 million for the nine months ended September 30, 2016. Annualized, net charge-offs (recoveries) to average loans were 0.02% for the nine months ended September 30, 2017 compared to 0.06% for the nine months ended September 30, 2016. Management will continue its efforts to reduce the level of non-performing loans and may consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for loan losses.

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

At September 30, 2017, the allowance for loan losses was $50.2 million, a decrease of $1.3 million compared to $51.5 million at September 30, 2016, and an increase of $0.4 million compared to $49.8 million at December 31, 2016. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense.

As a percentage of total loans excluding loans held for sale, the allowance was 0.53% at September 30, 2017, compared to 0.58% at September 30, 2016 and 0.55% at December 31, 2016.

The following table provides additional details of the components of the allowance for loan losses, including ASC 450, Contingencies, for loans collectively evaluated for impairment, ASC 310-10, Receivables, for loans individually evaluated for impairment, and ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, for loans acquired with deteriorated credit quality:

(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Loan balance	$9,332,146	$99,789	$62,734	$9,494,669
Remaining purchase discount	(67,919)	(4,072)	(24,554)	(96,545)

Loans, net of discount	$9,264,227	$95,717	$38,180	$9,398,124

Allowance, January 1, 2017	$41,532	$7,998	$278	$49,808
Charge-offs	(5,670)	(3,424)	(346)	(9,440)
Recoveries	2,845	4,264	679	7,788
Provision expense	322	2,104	(413)	2,013

Allowance, September 30, 2017	$39,029	$10,942	$198	$50,169

We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. The reserve for unfunded loan commitments is classified as a liability account on the balance sheet and totaled $3.0 million at September 30, 2017, compared to $3.2 million at December 31, 2016.

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

The following table illustrates our projected net interest income sensitivity over a two year cumulative horizon based on the asset/liability model at September 30, 2017 and 2016:

	Immediate
	Rate Decrease		Immediate Rate Increase
	-50		+100	+200	+300
(dollars in thousands)	Basis Points	Base	Basis Points	Basis Points	Basis Points
September 30, 2017
Projected interest income:
Money market, other interest earning investments, and investment securities	$217,102	$226,469	$238,772	$248,183	$258,931
Loans	686,513	736,265	833,468	929,312	1,024,703

Total interest income	903,615	962,734	1,072,240	1,177,495	1,283,634

Projected interest expense:
Deposits	24,633	45,784	107,821	169,853	231,879
Borrowings	71,078	86,424	119,187	151,939	184,674

Total interest expense	95,711	132,208	227,008	321,792	416,553

Net interest income	$807,904	$830,526	$845,232	$855,703	$867,081

Change from base	$(22,622)		$14,706	$25,177	$36,555
% change from base	-2.72%		1.77%	3.03%	4.40%

September 30, 2016
Projected interest income:
Money market, other interest earning investments, and investment securities	$214,854	$225,998	$241,305	$253,977	$265,142
Loans	598,007	642,135	732,130	820,580	908,738

Total interest income	812,861	868,133	973,435	1,074,557	1,173,880

Projected interest expense:
Deposits	20,058	39,312	99,543	159,766	219,982
Borrowings	47,578	59,032	84,667	110,271	135,812

Total interest expense	67,636	98,344	184,210	270,037	355,794

Net interest income	$745,225	$769,789	$789,225	$804,520	$818,086

Change from base	$(24,564)		$19,436	$34,731	$48,297
% change from base	-3.19%		2.52%	4.51%	6.27%

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

Because the models are driven by expected behavior in various interest rate scenarios and many factors besides market interest rates affect our net interest income, we recognize that model outputs are not guarantees of actual results. For this reason, we model many different combinations of interest rates and balance sheet assumptions to understand our overall sensitivity to market interest rate changes, including shocks, yield curve flattening, yield curve steepening, as well as forecasts of likely interest rate scenarios. At September 30, 2017, our projected net interest income sensitivity based on the asset/liability models we utilize was within the limits of the Company’s interest rate risk policy for the scenarios tested.

We use derivative instruments, primarily interest rate swaps, to mitigate interest rate risk, including certain cash flow hedges on variable-rate debt with a notional amount of $725 million at September 30, 2017. Our derivatives had an estimated fair value loss of $0.1 million at September 30, 2017, compared to an estimated fair value loss of $5.9 million at December 31, 2016. See Note 20 to the consolidated financial statements for further discussion of derivative financial instruments.

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

A time deposit maturity schedule for Old National Bank is shown in the following table at September 30, 2017.

(dollars in thousands)
Maturity Bucket	Amount	Rate
2017	$335,643	0.74%
2018	701,848	0.83
2019	175,550	1.05
2020	117,255	1.54
2021	45,607	1.36
2022 and beyond	76,086	1.61

Total	$1,451,989	0.95%

Our ability to acquire funding at competitive prices is influenced by rating agencies’ views of our credit quality, liquidity, capital, and earnings. Moody’s Investor Service places us in an investment grade that indicates a low risk of default. For both Old National and Old National Bank:

•	Moody’s Investor Service affirmed the Long-Term Rating of A3 of Old National Bancorp’s senior unsecured/issuer rating on August 9, 2017.

•	Moody’s Investor Service affirmed Old National Bank’s long-term deposit rating of Aa3 on August 9, 2017. The bank’s short-term deposit rating was affirmed at P-1 and the bank’s issuer rating was affirmed at A3.

The rating outlook from Moody’s Investor Service is negative. Moody’s Investor Service concluded a rating review of Old National Bank on August 9, 2017.

The credit ratings of Old National and Old National Bank at September 30, 2017 are shown in the following table.

Moody’s Investor Service
	Long-term	Short-term
Old National Bancorp	A3	N/A
Old National Bank	Aa3	P-1
N/A = not applicable

Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well. At September 30, 2017, Old National Bancorp and its subsidiaries had the following availability of liquid funds and borrowings:

(dollars in thousands)	Parent Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$114,091	$138,276
Unencumbered government-issued debt securities	—	1,052,746
Unencumbered investment grade municipal securities	—	638,641
Unencumbered corporate securities	—	138,903
Availability of borrowings:
Amount available from Federal Reserve discount window*	—	481,341
Amount available from Federal Home Loan Bank Indianapolis*	—	519,039

Total available funds	$114,091	$2,968,946

*Based on collateral pledged

The Parent Company (Old National Bancorp) has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows, and funds used for acquisitions. The Parent Company can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit, and through the issuance of debt securities. Additionally, the Parent Company has a shelf registration in place with the Securities and Exchange Commission permitting ready access to the public debt and equity markets. At September 30, 2017, the Parent Company’s other borrowings outstanding were $215.3 million.

Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years. Prior regulatory approval to pay dividends was not required in 2016 and is not currently required.

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $2.430 billion and standby letters of credit of $50.2 million at September 30, 2017. At September 30, 2017, approximately $2.288 billion of the loan commitments had fixed rates and $141.6 million had floating rates, with the floating rates ranging from 0% to 25%. At December 31, 2016, loan commitments were $2.354 billion and standby letters of credit were $51.7 million. The term of these off-balance sheet arrangements is typically one year or less.

Old National is a party in three separate risk participation transactions of interest rate swaps, which had total notional amount of $19.2 million at September 30, 2017.

CONTRACTUAL OBLIGATIONS

The following table presents our significant fixed and determinable contractual obligations at September 30, 2017:

	Payments Due In
	One Year	One to	Three to	Over
(dollars in thousands)	or Less (1)	Three Years	Five Years	Five Years	Total
Deposits without stated maturity	$9,154,795	$—	$—	$—	$9,154,795
IRAs, consumer, and brokered certificates of deposit	335,643	877,398	162,862	76,086	1,451,989
Federal funds purchased and interbank borrowings	317,021	—	—	—	317,021
Securities sold under agreements to repurchase	260,409	25,000	—	—	285,409
Federal Home Loan Bank advances	752,752	476,937	50,000	309,678	1,589,367
Other borrowings	19	226	190	218,879	219,314
Fixed interest payments (2)	5,880	35,551	30,029	56,370	127,830
Operating leases	4,232	31,180	28,840	79,881	144,133
Other long-term liabilities (3)	7,978	24,605	44	76	32,703

(1)	For the remaining three months of fiscal 2017.
(2)	Our senior notes, subordinated notes, certain trust preferred securities, and certain Federal Home Loan Bank advances have fixed-rates ranging from 1.01% to 6.08%. All of our other long-term debt is at LIBOR based variable-rates at September 30, 2017. The projected variable interest assumes no increase in LIBOR rates from September 30, 2017.
(3)	Includes amount expected to be contributed to the Restoration Plan in 2017 (amounts for 2018 and beyond are unknown at this time) and unfunded commitments on qualified affordable housing projects and other tax credit investments.

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

In addition, liabilities recorded under FASB ASC 740-10 (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109) are not included in the table because the amount and timing of any cash payments cannot be reasonably estimated. Further discussion of income taxes and liabilities recorded under FASB ASC 740-10 is included in Note 19 to the consolidated financial statements.

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

Goodwill and Intangibles

•	Description. For acquisitions, we are required to record the assets acquired, including identified intangible assets, and the liabilities assumed at their fair value. These often involve estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques that may include estimates of attrition, inflation, asset growth rates, or other relevant factors. In addition, the determination of the useful lives over which an intangible asset will be amortized is subjective. Under FASB ASC 350, Intangibles—Goodwill and Other, goodwill and indefinite-lived assets recorded must be reviewed for impairment on an annual basis, as well as on an interim basis if events or changes indicate that the asset might be impaired. An impairment loss must be recognized for any excess of carrying value over fair value of the goodwill or the indefinite-lived intangible asset.

•	Judgments and Uncertainties. The determination of fair values is based on valuations using management’s assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors.

•	Effect if Actual Results Differ From Assumptions. Changes in these factors, as well as downturns in economic or business conditions, could have a significant adverse impact on the carrying values of goodwill or intangible assets and could result in impairment losses affecting our financials as a whole and our banking subsidiary in which the goodwill or intangibles resides.

Acquired Impaired Loans

•	Description. Loans acquired with evidence of credit deterioration since inception and for which it is probable that all contractual payments will not be received are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). These loans are recorded at fair value at the time of acquisition, with no carryover of the related allowance for loan losses. Fair value of acquired loans is determined using a discounted cash flow methodology based on assumptions about the amount and timing of principal and interest payments, principal prepayments and principal defaults and losses, and current market rates. In recording the acquisition date fair values of acquired impaired loans, management calculates a non-accretable difference (the credit component of the purchased loans) and an accretable difference (the yield component of the purchased loans).

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

Management’s analysis of probable losses in the portfolio at September 30, 2017 resulted in a range for allowance for loan losses of $15.4 million. The range pertains to general (FASB ASC 450, Contingencies) reserves for both retail and performing commercial loans. Specific (FASB ASC 310, Receivables) reserves do not have a range of probable loss. Due to the risks and uncertainty associated with the economy and our projection of loss rates inherent in the portfolio, we establish a range of probable outcomes (a high-end estimate and a low-end estimate) and evaluate our position within this range. The potential effect to net income based on our position in the range relative to the high and low endpoints is a decrease of $1.5 million and an increase of $8.5 million, respectively, after taking into account the tax effects. These sensitivities are hypothetical and may not represent actual results.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/17—7/31/17	1,003	$17.12	—	—
8/1/17—8/31/17	991	16.40	—	—
9/1/17—9/30/17	1,331	16.45	—	—

Quarter-to-date 9/30/17	3,325	$16.64	—	—

The Board of Directors did not authorize a stock repurchase plan for 2017. During the three months ended September 30, 2017, Old National repurchased a limited number of shares associated with employee share-based incentive programs.

ITEM 5.	OTHER INFORMATION

(a)	None

(b)	There have been no material changes in the procedure by which security holders recommend nominees to the Company’s board of directors.

ITEM 6.	EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of August 7, 2017 by and between Old National Bancorp and Anchor Bancorp, Inc. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2017).

3.1	Fourth Amended and Restated Articles of Incorporation of Old National, amended May 13, 2016 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2016).

3.2	Amended and Restated By-Laws of Old National, amended July 28, 2016 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2016).

4.1	Senior Indenture between Old National and The Bank of New York Trust Company (as successor to J.P. Morgan Trust Company, National Association (as successor to Bank One, NA)), as trustee, dated as of July 23, 1997 (incorporated by reference to Exhibit 4.3 to Old National’s Registration Statement on Form S-3, Registration No. 333-118374, filed with the Securities and Exchange Commission on December 2, 2004).

4.2	Second Indenture Supplement, dated as of August 15, 2014, between Old National and The Bank of New York Mellon Trust Company, N.A., as trustee, providing for the issuance of its 4.125% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2014).

10.1	Form of Voting Agreement by and among shareholders of Anchor Bancorp, Inc. (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2017).

10.2	Form of Lock-Up Agreement by a large common stock shareholder of Anchor Bancorp, Inc. (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2017).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Old National’s Form 10-Q Report for the quarterly period ended September 30, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD NATIONAL BANCORP

(Registrant)

By:	/s/ James C. Ryan, III
James C. Ryan, III Senior Executive Vice President and Chief Financial Officer Duly Authorized Officer and Principal Financial Officer

Date: November 1, 2017