Form 10-K
period 2017-12-31
OLD NATIONAL BANCORP /IN/
filed 2018-02-15
CIK 707179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

Commission File Number 1-15817

OLD NATIONAL BANCORP

(Exact name of the Registrant as specified in its charter)

INDIANA	35-1539838
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Main Street Evansville, Indiana	47708
(Address of principal executive offices)	(Zip Code)

(812) 464-1294

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of each exchange on which registered
Common Stock, No Par Value	The NASDAQ Stock Market LLC

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

The aggregate market value of the registrant’s voting common stock held by non-affiliates on June 30, 2017, was $2,295,172,245 (based on the closing price on that date of $17.25). In calculating the market value of securities held by non-affiliates of the registrant, the registrant has treated as securities held by affiliates as of June 30, 2017, voting stock owned of record by its directors and principal executive officers, and voting stock held by the registrant’s trust department in a fiduciary capacity for benefit of its directors and principal executive officers. This calculation does not reflect a determination that persons are affiliates for any other purposes.

The number of shares outstanding of the registrant’s common stock, as of January 31, 2018, was 152,061,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2018 are incorporated by reference into Part III of this Form 10-K.

OLD NATIONAL BANCORP

2017 ANNUAL REPORT ON FORM 10-K

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

As used in this report, references to “Old National,” “we,” “our,” “us,” and similar terms refer to the consolidated entity consisting of Old National Bancorp and its wholly-owned affiliates. Old National Bancorp refers solely to the parent holding company, and Old National Bank refers to Old National’s bank subsidiary.

The acronyms and abbreviations identified below are used throughout this report, including the Notes to Consolidated Financial Statements. You may find it helpful to refer to this page as you read this report.

ACH: Automated Clearing House

Anchor (MN): Anchor Bancorp, Inc.

Anchor Bank (MN): Anchor Bank, N.A.

Anchor (WI): Anchor BanCorp Wisconsin Inc.

AnchorBank (WI): AnchorBank, fsb

AOCI: accumulated other comprehensive income (loss)

AQR: asset quality rating

ASC: Accounting Standards Codification

ASU: Accounting Standards Update

ATM: automated teller machine

CDO: collateralized debt obligation

Common Stock: Old National Bancorp common stock, without par value

CReED: Indiana Community Revitalization Enhancement District Tax Credit

DTI: debt-to-income

EITF: Emerging Issues Task Force

FASB: Financial Accounting Standards Board

FDIC: Federal Deposit Insurance Corporation

FHLB: Federal Home Loan Bank

FHLBI: Federal Home Loan Bank of Indianapolis

FHTC: Federal Historic Tax Credit

FICO: Fair Isaac Corporation

Founders: Founders Financial Corporation

GAAP: generally accepted accounting principles

Integra: Integra Bank N.A.

LGD: loss given default

LIBOR: London Interbank Offered Rate

LIHTC: Low Income Housing Tax Credit

LTV: loan-to-value

N/A: not applicable

N/M: not meaningful

NASDAQ: The NASDAQ Stock Market LLC

NMTC: Federal New Market Tax Credits

NOW: negotiable order of withdrawal

OCC: Office of the Comptroller of the Currency

ONI: ONB Insurance Group, Inc.

OTTI: other-than-temporary impairment

PCI: purchased credit impaired

PD: probability of default

Renewable Energy: investment tax credits for solar projects

SEC: Securities and Exchange Commission

TBA: to be announced

TDR: troubled debt restructuring

OLD NATIONAL BANCORP

2017 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

In this report, we have made various statements regarding current expectations or forecasts of future events, which speak only as of the date the statements are made. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are also made from time-to-time in press releases and in oral statements made by the officers of Old National Bancorp (“Old National” or the “Company”). Forward-looking statements can be identified by the use of the words “expect,” “may,” “could,” “intend,” “project,” “estimate,” “believe,” “anticipate,” and other words of similar meaning. Forward-looking statements also include, but are not limited to, statements regarding estimated cost savings, plans and objectives for future operations, the Company’s business and growth strategies, including future acquisitions of banks, regulatory developments, and expectations about performance as well as economic and market conditions and trends.

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

GENERAL

Old National is a financial holding company incorporated in the state of Indiana and maintains its principal executive office in Evansville, Indiana. We, through our wholly-owned banking subsidiary, provide a wide range of services, including commercial and consumer loan and depository services, private banking, brokerage, trust, investment advisory, and other traditional banking services. At December 31, 2017, we employed 2,801 full-time equivalent associates.

COMPANY PROFILE

Old National Bank, our wholly-owned banking subsidiary (“Old National Bank”), was founded in 1834 and is the oldest company in Evansville, Indiana. In 1982, Old National Bancorp was formed; in 2001 we became a financial holding company and we are currently the largest financial holding company headquartered in the state of Indiana with consolidated assets of $17.5 billion at December 31, 2017. At December 31, 2017, Old National Bank operated 191 banking centers located primarily in Indiana, Kentucky, Michigan, Wisconsin, and Minnesota.

OPERATING SEGMENTS

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Old National Bank is the only significant subsidiary for which management makes decisions regarding how to allocate resources and assess performance. Each of the branches of Old National Bank provide a group of similar community banking services, including such products and services as commercial, real estate and consumer loans, time deposits, checking and savings accounts, cash management, brokerage, trust, and investment advisory services. The individual bank branches located throughout our Midwest footprint have similar operating and economic characteristics. While the chief decision maker monitors the revenue streams of the various products, services, and regional locations, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the community banking services and branch locations are considered by management to be aggregated into one reportable operating segment, community banking.

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

MARKET AREA

We own the largest Indiana-based bank headquartered in Indiana. Operating from a home base in Evansville, Indiana, we have continued to grow our footprint in Indiana, Kentucky, Michigan, Wisconsin, and Minnesota. Since the beginning of 2011, Old National has transformed its franchise by reducing low-return businesses and low-growth markets and investing in higher-growth markets.

The following table reflects information on the top markets we currently serve, demonstrating that our largest metropolitan statistical areas compare favorably to the national average.

Metropolitan Statistical Area	Percent of Old National Bank Franchise (%)	Deposits Per Branch ($M)	2010-2018 Population Change (%)	2018-2023 Projected Population Change (%)	2018 Median Household Income ($)	2018-2023 Projected Household Income Change (%)
Evansville, IN-KY	15.7	131.3	1.6	1.4	49,987	4.2
Minneapolis-St. Paul-Bloomington, MN-WI (1)	13.4	98.7	7.5	4.2	76,791	9.7
Indianapolis-Carmel-Anderson, IN	8.2	42.7	7.6	3.7	58,682	7.6
Madison, WI (1)	7.4	42.1	9.0	4.2	70,042	11.0
Bloomington, IN (1)	5.3	132.1	5.2	3.0	48,147	8.4
Fort Wayne, IN (1)	3.9	97.9	4.6	2.8	54,542	9.1
Jasper, IN	3.2	79.0	0.6	1.1	57,432	5.9
Terre Haute, IN	3.0	75.0	(1.3)	0.1	43,017	0.3
Adrian, MI (1)	2.5	63.4	(1.5)	(0.3)	52,388	9.6
Ann Arbor, MI (1)	2.1	53.1	7.2	3.3	69,221	8.9
National average			5.8	3.5	61,045	8.9
Weighted average or sum total Old National
Bank top 5	50.0	75.4	7.3	3.9	60,730	8.5
Weighted average or sum total Old National
Bank top 10	64.7	75.0	6.8	3.6	58,025	7.8
(1) Expansion markets weighted average	34.6	73.5	7.2	3.9	61,855	9.5
Weighted average total Old National Bank			3.5	2.1	57,541	7.7

Source: SNL

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

We anticipate that, as with previous acquisitions, the consideration paid by us in future acquisitions may be in the form of cash, debt, or Old National stock, or a combination thereof. The amount and structure of such consideration is based on reasonable growth and cost savings assumptions and a thorough analysis of the impact on both long- and short-term financial results.

Effective November 1, 2017, Old National acquired St. Paul, Minnesota-based Anchor (MN) through a stock and cash merger. Anchor (MN) was a bank holding company with Anchor Bank (MN) as its wholly-owned subsidiary. Founded in 1967 and with 17 total branches, Anchor Bank (MN) was one of the largest community banks headquartered in the Twin Cities, and also served Mankato, Minnesota. Anchor Bank (MN) has no affiliation with the former AnchorBank (WI) in Madison, Wisconsin, which Old National acquired in 2016. Pursuant to the merger agreement, each holder of Anchor (MN) common stock received $2.625 in cash and 1.350 shares of Old National Common Stock per share of Anchor (MN) common stock such holder owned. The total fair value of consideration for Anchor (MN) was $332.8 million, consisting of $31.9 million of cash and the issuance of 16.5 million shares of Old National Common Stock valued at $300.8 million. See Note 2 to the consolidated financial statements for further details on the Anchor (MN) acquisition.

Prior to 2017, our most recent acquisitions included the following:

•	24 bank branches from Bank of America in a cash transaction on July 12, 2013 that doubled Old National’s presence in the South Bend/Elkhart, Indiana area and provided an entry into southwest Michigan;

•	Indiana bank holding company Tower Financial Corporation through a stock and cash merger on April 25, 2014 that added seven full-service branches in the Fort Wayne, Indiana market and strengthened Old National’s position as one of the largest deposit holders in Indiana;

•	Michigan bank holding company United Bancorp, Inc. through a stock and cash merger on July 31, 2014 that added 18 branches in Ann Arbor, Michigan and the surrounding area, doubling our presence in Michigan;

•	LSB Financial Corp. through a stock and cash merger on November 1, 2014 that added five branches in Lafayette, Indiana;

•	Michigan-based Founders Financial Corporation through a stock and cash merger on January 1, 2015 that added four branches in the Grand Rapids, Michigan market; and

•	Anchor BanCorp Wisconsin Inc. through a stock and cash merger on May 1, 2016 that added 46 branches in the Madison, Milwaukee, and Fox Valley triangle markets.

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

On May 31, 2016, the Company sold its insurance operations, ONI. The Company received approximately $91.8 million in cash resulting in a pre-tax gain of $41.9 million and an after-tax gain of $17.6 million. See Note 16 to the consolidated financial statements for further details on the income tax impact of this sale. Goodwill and intangible assets of approximately $47.5 million were eliminated as part of this transaction. ONI was an ancillary business and did not meet the criteria to be treated as a discontinued operation as defined in Accounting Standards Update 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”

We continue to focus our efforts to optimize our branch network. Since the beginning of 2011, we have consolidated 148 banking centers (including 29 banking centers in 2017). Over the same period, we have more than doubled our assets and have increased our average total deposits per branch from $34 million to approximately $66 million, while only increasing our number of branches by 30. We will continue to review our branch system as we adapt to client behavior changes, continue to make technology improvements, and delivery model changes. Accordingly, as a result of our ongoing branch analysis, we expect a continued reduction in our branch network in 2018.

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

Many of our nonfinancial institution competitors have fewer regulatory constraints, broader geographic service areas, greater capital, and, in some cases, lower cost structures. In addition, competition for quality customers has intensified as a result of changes in regulation, mergers and acquisitions, advances in technology and product delivery systems, consolidation among financial service providers, bank failures, and the conversion of certain former investment banks to bank holding companies.

SUPERVISION AND REGULATION

Old National is subject to extensive regulation under federal and state laws. The regulatory framework is intended primarily for the protection of depositors, federal deposit insurance funds, and the banking system as a whole and not for the protection of shareholders and creditors.

Significant elements of the laws and regulations applicable to Old National and its subsidiaries are described below. The description is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations, or regulatory policies applicable to Old National and its subsidiaries, for which Old National cannot predict, could have a material effect on the business of the Company.

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

The final text of the Volcker Rule contained provisions to the effect that CDOs, including pooled trust preferred securities, would have to be sold prior to July 15, 2015. The practical implication of this rule provision, which was not expected by the industry, was that those instruments could no longer be accorded “held-to-maturity” accounting treatment but would have to be switched to “available-for-sale” accounting, and that all covered CDOs, regardless of the accounting classification, would need to be adjusted to fair value through an other-than-temporary impairment non-cash charge to earnings. On January 14, 2014, federal banking agencies released an interim final rule regarding the Volcker Rule’s impact on trust preferred CDOs, which included a nonexclusive list of CDOs backed by trust preferred securities that depository institutions will be permitted to continue to hold. All of the trust preferred securities owned by Old National are on this list and held as “available-for-sale”. Any unrealized losses associated with these instruments have already impacted our capital. As of December 31, 2017, Old National does not have any securities that will have to be divested as a result of the Volcker Rule.

The Durbin Amendment. The Dodd-Frank Act included provisions (the “Durbin Amendment”) which capped interchange fees for debit card transactions at $0.21 plus five basis points for safe harbor eligibility, provided they were determined to be reasonable and proportionate. The Durbin Amendment began to negatively impact debit card and ATM fees beginning in the second half of 2015.

Bank Holding Company Regulation. Old National is registered as a bank holding company and has elected to be a financial holding company. It is subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Federal Reserve has issued regulations under the BHC Act requiring a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. It is the policy of the Federal Reserve that, pursuant to this requirement, a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity. Under this requirement, Old National is expected to commit resources to support Old National Bank, including at times when Old National may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

Capital and Liquidity Requirements. Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines. The FDIC and the OCC have adopted risk-based capital ratio guidelines to which depository institutions under their respective supervision, including Old National Bank, are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk-weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. Old National Bank exceeded all risk-based minimum capital requirements of the FDIC and OCC as of December 31, 2017 and 2016. For Old National’s regulatory capital ratios and regulatory requirements as of December 31, 2017 and 2016, see Note 24 to the consolidated financial statements.

The federal regulatory authorities’ current risk-based capital guidelines are based upon the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of international central banks and bank regulators responsible for establishing international supervisory guidelines for use in member jurisdictions to enhance and align bank regulation on a global scale and promote financial stability. In December 2010 and January 2011, the Basel Committee published the final revisions to the international regulatory capital framework generally referred to as “Basel III,” as a response to deficiencies in the international regulatory standards identified during the global financial crisis.

Effective July 2, 2013, the Federal Reserve and the OCC approved final rules known as the “Basel III Capital Rules” substantially revising the risk-based capital and leverage capital requirements applicable to bank holding companies and depository institutions, including Old National and Old National Bank. The Basel III Capital Rules address the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. Certain of the Basel III Capital Rules came into effect for Old National and Old National Bank on January 1, 2015; subject to a phase-in period ending on December 31, 2018.

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

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer will face limitations on the payment of dividends, common stock repurchases and discretionary cash payments to executive officers based on the amount of the shortfall.

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, Old National and Old National Bank are given a one-time election (the “Opt-out Election”) to filter certain AOCI components, comparable to the treatment under the current general risk-based capital rule. The Company chose the Opt-out Election on the March 31, 2015 Call Report and FR Y-9C for Old National Bank and Old National, respectively.

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

Management believes that, as of December 31, 2017, Old National and Old National Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income.

The Basel III Capital Rules permit banks with less than $15 billion in assets to continue to treat trust preferred securities as Tier 1 capital. This treatment is permanently grandfathered as Tier 1 capital for organic growth but not as a result of a merger or acquisition. On November 1, 2017, Old National acquired Anchor (MN) and exceeded $15 billion in assets. As the result of this acquisition, Tier 1 treatment of trust preferred securities is prohibited and those securities can only be treated as Tier 2 capital. The Basel III Capital Rules also permit banks with less than $250 billion in assets to choose to continue excluding unrealized gains and losses on certain securities holdings for purposes of calculating regulatory capital. As previously reported, the Old National chose the Opt-out Election in its

March 31, 2015 Call Report. Additionally, the Basel III Capital Rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of CET1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.

The Basel III liquidity framework applies a balance sheet perspective to establish quantitative standards designed to ensure that a banking organization is appropriately positioned to satisfy its short- and long-term funding needs. One test to address short-term liquidity risk is referred to as the liquidity coverage ratio (“LCR”), designed to calculate the ratio of a banking entities’ ratio of high-quality liquid assets to its total net cashflows over a 30-day time horizon. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term asset funding by incenting banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt, as well as increase the use of long-term debt as a funding source. The Basel III liquidity framework was implemented as a minimum standard on January 1, 2015, with a phase-in period ending January 1, 2019. However, the federal banking agencies have not proposed rules implementing the Basel III liquidity framework and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

Management believes that, as of December 31, 2017, Old National Bank would meet the LCR requirement under the Basel III liquidity framework on a fully phased-in basis if such requirements were currently effective. Management’s evaluation of the impact of the NSFR requirement is ongoing as of December 31, 2017. Requirements to maintain higher levels of liquid assets could adversely impact the Company’s net income.

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

Management believes that, as of December 31, 2017, Old National Bank was “well capitalized” based on the existing ratios and the ratios as modified by the Basel III Capital Rules.

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

Incentive Compensation. The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets, such as Old National and Old National Bank, that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011, but the regulations have not been finalized. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which Old National may structure compensation for its executives.

In June 2010, the Federal Reserve, OCC, and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees who have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act, discussed above.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as Old National, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions.

Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Loans to One Borrower. Old National Bank generally may not make loans or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2017, Old National Bank was in compliance with the loans-to-one-borrower limitations.

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

On May 11, 2016, the Financial Crimes Enforcement Network (the “FinCEN”) issued new anti-money laundering (“AML”) rules governing corporate entities doing business with banks and other financial institutions that are subject to the requirements of the USA Patriot Act. The AML rules impose significant due diligence obligations on financial institutions with respect to opening of new accounts and the monitoring of existing accounts. Under the AML rules, a financial institution must identify persons owning or controlling 25% or more of a “legal entity,” whenever the legal entity opens a new account at the bank. The financial institution must also identify an individual who has substantial management authority at the legal entity, such as a CEO, CFO, or managing partner.

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

Federal Home Loan Bank System. Old National Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the FHLBI, Old National Bank is required to acquire and hold shares of capital stock of the FHLBI in an amount at least equal to the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. For Old National Bank, the membership stock purchase requirement is 1.0% of the Mortgage-Related Assets, as defined by the FHLBI, which consists principally of residential mortgage loans and mortgage-backed securities, held by Old National Bank. The activity-based stock purchase requirement is equal to the sum of: (1) a specified percentage ranging from 2.0% to 5.0%, which for Old National Bank is 5.0%, of outstanding borrowings from the FHLBI; (2) a specified percentage ranging from 0.0% to 5.0%, which for Old National Bank is 3.0%, of the outstanding principal balance of Acquired Member Assets, as defined by the FHLBI, and delivery commitments for Acquired Member Assets; (3) a specified dollar amount related to certain off-balance sheet items, which for Old National Bank is inapplicable; and (4) a specified percentage ranging from 0.0% to 5.0% of the carrying value on the FHLBI’s balance sheet of derivative contracts between the FHLBI and Old National Bank, which for Old National Bank is inapplicable. The FHLBI can adjust the specified percentages and dollar amount from time to time within the ranges established by the FHLBI capital plan. As of December 31, 2017, Old National Bank was in compliance with the minimum stock ownership requirement.

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

The Dodd-Frank Act also created the Consumer Financial Protection Bureau (the “CFPB”), a consumer financial services regulator with supervisory authority over banks and their affiliates with assets of more than $10 billion, like Old National, to carry out federal consumer protection laws. The CFPB also regulates financial products and services sold to consumers and has rulemaking authority with respect to federal consumer financial laws. Any new regulatory requirements promulgated by the CFPB or modifications in the interpretations of existing regulations could require changes to Old National’s consumer-facing businesses. The Dodd-Frank Act also gives the CFPB broad data collecting powers for fair lending for both small business and mortgage loans, as well as extensive authority to prevent unfair, deceptive, and abusive practices.

The rules issued by the CFPB have impacted our mortgage loan origination and servicing activities. Compliance with these rules will likely continue to increase our overall regulatory compliance costs.

Dividend Limitation. Old National Bank is subject to the provisions of the National Bank Act, is supervised, regulated and examined by the OCC, and is subject to the rules and regulations of the OCC, Federal Reserve and the FDIC. A substantial portion of Old National’s cash revenue is derived from dividends paid to it by Old National Bank. These dividends are subject to various legal and regulatory restrictions as summarized in Note 24 to the consolidated financial statements.

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

AVAILABLE INFORMATION

All reports filed electronically by Old National with the SEC, including the annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements, other information and amendments to those reports filed or furnished (if applicable), are accessible at no cost on Old National’s web site at www.oldnational.com as soon as reasonably practicable after electronically submitting such materials to the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, and Old National’s filings are accessible on the SEC’s web site at www.sec.gov. The public may read and copy any materials filed by Old National with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Old National operates in a highly regulated environment and is subject to extensive regulation, supervision, and examination by, among others, the OCC, the FDIC, the CFPB, the Federal Reserve, and the State of Indiana. Such regulation and supervision of the activities in which an institution may engage is primarily intended for the protection of the depositors and federal deposit insurance funds. In addition, the Treasury has certain supervisory and oversight duties and responsibilities under EESA and the CPP. See “Business – Supervision and Regulation” herein. Applicable laws and regulations may change, and such changes may adversely affect Old National’s business. The Dodd-Frank Act, enacted in July 2010, mandated the most wide-ranging overhaul of financial industry regulation in decades. This legislation, among other things, weakened federal preemption of state consumer protection laws and established the CFPB with broad authority to administer and enforce a new federal regulatory framework of consumer financial regulation, including consumer mortgage banking. The scope and impact of many of the Dodd-Frank Act provisions were determined and issued over time. The impact of the Dodd-Frank Act on Old National has been substantial. Provisions in the legislation that affect the payment of interest on demand deposits and collection of interchange fees increased the costs associated with certain deposits and placed limitations on certain revenues those deposits generate. In addition, the Dodd-Frank Act required Old National to change certain of its business practices, intensified the regulatory supervision of Old National and the financial services industry, increased Old National’s capital requirements, and imposed additional assessments and costs on Old National. In addition, certain provisions in the legislation that had not previously applied to Old National became effective as Old National and its consolidated assets increased to over $10 billion in June 2014. This includes oversight by the CFPB and a requirement to submit our first stress test report in 2016. Requirements to maintain higher levels of capital or liquidity to address potential adverse stress scenarios could adversely impact the Company’s net income.

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

federal banking authorities approved the implementation of the Basel III Capital Rules. The Basel III Capital Rules are applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and saving and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million). The Basel III Capital Rules not only increase most of the required minimum regulatory capital ratios, they introduce a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer. The Basel III Capital Rules also expand the current definition of capital by establishing additional criteria that capital instruments must meet to be considered Additional Tier 1 Capital (i.e., Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that now generally qualify as Tier 1 Capital will not qualify or their qualifications will change when the Basel III Capital Rules are fully implemented. The Basel III Capital Rules have maintained the general structure of the current prompt corrective action thresholds while incorporating the increased requirements, including the Common Equity Tier 1 Capital ratio. In order to be a “well-capitalized” depository institution under the new regime, an institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more, a Tier 1 Capital ratio of 8% or more, a Total Capital ratio of 10% or more, and a leverage ratio of 5% or more. Institutions must also maintain a capital conservation buffer consisting of Common Equity Tier 1 Capital. Financial institutions became subject to the Basel III Capital Rules on January 1, 2015 with a phase-in period through 2019 for many of the changes. If we are unable to satisfy these heightened regulatory capital requirements, due to a decline in the value of our loan portfolio or otherwise, we will be required to improve such capital ratios by either raising additional capital or by disposing of assets. If we choose to dispose of assets, we cannot be certain that we will be able to do so at prices that we believe to be appropriate, and our future operating results could be negatively affected. If we choose to raise additional capital, we may accomplish this by selling additional shares of Common Stock, or securities convertible into or exchangeable for Common Stock, which could significantly dilute the ownership percentage of holders of our Common Stock and cause the market price of our Common Stock to decline. Additionally, events or circumstances in the capital markets generally may increase our capital costs and impair our ability to raise capital at any given time.

A reduction in our credit rating could adversely affect our business and/or the holders of our securities.

The credit rating agencies rating our indebtedness regularly evaluate Old National and Old National Bank, and credit ratings are based on a number of factors, including our financial strength and ability to generate earnings, as well as factors not entirely within our control, including conditions affecting the financial services industry and the economy and changes in rating methodologies. There can be no assurance that we will maintain our current credit ratings. A downgrade of the credit ratings of Old National or Old National Bank could adversely affect our access to liquidity and capital, and could significantly increase our cost of funds, and decrease the number of investors and counterparties willing to lend to us or purchase our securities. This could affect our growth, profitability, and financial condition, including liquidity.

Changes in interest rates could adversely affect Old National’s results of operations and financial condition.

Old National’s earnings depend substantially on Old National’s interest rate spread, which is the difference between (i) the rates Old National earns on loans, securities and other earning assets and (ii) the interest rates Old National pays on deposits and other borrowings. These rates are highly sensitive to many factors beyond Old National’s control, including general economic conditions and the policies of various governmental and regulatory authorities. If market interest rates rise, Old National will have competitive pressures to increase the rates that Old National pays on deposits, which could result in a decrease of Old National’s net interest income. If market interest rates decline, Old National could experience fixed-rate loan prepayments and higher investment portfolio cash flows, resulting in a lower yield on earnings assets.

A failure or breach, including cyber-attacks, of our operational or security systems, could disrupt our business, result in the disclosure of confidential information, damage our reputation, and create significant financial and legal exposure.

Although we devote significant resources to maintain and regularly upgrade our systems and processes that are designed to protect the security of our computer systems, software, networks, and other technology assets and the confidentiality, integrity, and availability of information belonging to us and our customers, there is no assurance that our security measures will provide absolute security. Further, to access our products and services our customers may use computers and mobile devices that are beyond our security control systems. In fact, many other financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyberattacks, and other means. Certain financial institutions in the United States have also experienced attacks from technically sophisticated and well-resourced third parties that were intended to disrupt normal business activities by making internet banking systems inaccessible to customers for extended periods. These “denial-of-service” attacks have not breached our data security systems, but require substantial resources to defend, and may affect customer satisfaction and behavior.

Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or associated with external service providers or who may be linked to terrorist organizations or hostile foreign governments. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. We have implemented employee and customer awareness training around phishing, malware, and other cyber risks. These risks may increase in the future as we continue to increase our mobile payments and other internet-based product offerings and expand our internal usage of web-based products and applications.

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

We rely on third party vendors, which could expose Old National to additional cybersecurity risks.

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

Old National’s success depends, to a certain extent, upon economic or political conditions, local and national, as well as governmental monetary policies. Conditions such as recession, unemployment, changes in interest rates, inflation, money supply, and other factors beyond Old National’s control may adversely affect its asset quality, deposit levels, and loan demand and, therefore, Old National’s earnings. Because Old National has a significant amount of commercial real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of Old National’s borrowers to make timely repayments of their loans, which would have an adverse impact on Old National’s earnings. In addition, substantially all of Old National’s loans are to individuals and businesses in Old National’s market area. Consequently, any economic decline in Old National’s primary market areas, which include Indiana, Kentucky, Michigan, Wisconsin, and Minnesota could have an adverse impact on Old National’s earnings.

Failure to keep pace with technological change could adversely affect Old National’s results of operations and financial condition.

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

The U.S. economy experienced growth during 2017, with increasing exports, jobs, and manufacturing production. Real GDP has increased, and unemployment is in line with a full-employment economy. However, if tighter financial conditions emerge, along with additional rate hikes by the Federal Reserve, there can be no assurance that the economy will not enter into another recession, whether in the near term or long term. An economic downturn or sustained, high unemployment levels, and stock market volatility may negatively impact our operating results and have a negative effect on the ability of our borrowers to make timely repayments of their loans increasing the risk of loan defaults and losses.

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

In our market area, Old National encounters significant competition from other commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds, and other financial intermediaries. In addition, FinTech start-ups are emerging in key areas of banking. Our competitors may have substantially greater resources and lending limits than Old National does and may offer services that Old National does not or cannot provide. Many of our nonfinancial institution competitors have fewer regulatory constraints, broader geographic service areas, and, in some cases, lower cost structures. Old National’s profitability depends upon Old National’s continued ability to compete successfully in Old National’s market area.

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

We are involved in judicial, regulatory, and arbitration proceedings concerning matters arising from our business activities and fiduciary responsibilities. We establish reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. We may still incur legal costs for a matter even if we have not established a reserve. In addition, the actual cost of resolving a legal claim may be substantially higher than any amounts reserved for that matter. The ultimate resolution of a pending or future legal proceeding, depending on the remedy sought and granted, could materially adversely affect our results of operations and financial condition.

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

Old National is an entity separate and distinct from Old National Bank. Old National Bank conducts most of our operations and Old National depends upon dividends from Old National Bank to service its debt and to pay dividends to Old National’s shareholders. The availability of dividends from Old National Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition including liquidity and capital adequacy of Old National Bank and other factors, that the OCC could assert that the payment of dividends or other payments is an unsafe or unsound practice. In addition, the payment of dividends by our other subsidiaries is also subject to the laws of the subsidiary’s state of incorporation, and regulatory capital and liquidity requirements applicable to such subsidiaries. At December 31, 2017, Old National Bank could pay dividends of $47.1 million without prior regulatory approval. In the event that Old National Bank was unable to pay dividends to us, we in turn would likely have to reduce or stop paying dividends on our Common Stock. Our failure to pay dividends on our Common Stock could have a material adverse effect on the market price of our Common Stock. See “Business – Supervision and Regulation – Dividend Limitations” and Note 24 to the consolidated financial statements.

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

As of December 31, 2017, Old National and its affiliates operated a total of 191 banking centers, primarily in the states of Indiana, Kentucky, Michigan, Wisconsin, and Minnesota. Of these facilities, 120 were owned. We lease 71 banking centers from unaffiliated third parties. The terms of these leases range from two years and six months to twenty-five years. See Note 7 to the consolidated financial statements.

Impacting the number of Old National’s banking centers in 2017 was the acquisition of Anchor (MN) (17 banking centers) and the consolidation of 29 banking centers throughout the franchise.

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

Old National’s Common Stock is traded on the NASDAQ under the ticker symbol ONB. The following table lists the high and low closing sales prices as reported by the NASDAQ, share volume, and dividend data for 2017 and 2016:

	Price Per Share		Share Volume	Dividend Declared
	High	Low
2017
First Quarter	$18.90	$16.60	44,867,619	$0.13
Second Quarter	17.60	15.80	59,583,275	0.13
Third Quarter	18.30	15.55	45,933,639	0.13
Fourth Quarter	18.75	16.90	48,719,404	0.13
2016
First Quarter	$13.18	$10.85	72,116,846	$0.13
Second Quarter	13.40	11.64	72,798,438	0.13
Third Quarter	14.16	12.08	48,908,322	0.13
Fourth Quarter	18.35	13.80	51,422,870	0.13

There were 43,684 shareholders of record as of December 31, 2017. Old National declared cash dividends of $0.52 per share during the years ended December 31, 2017 and 2016. Old National’s ability to pay cash dividends depends primarily on cash dividends received from Old National Bank. Dividend payments from Old National Bank are subject to various regulatory restrictions. See Note 24 to the consolidated financial statements for additional information.

The following table summarizes the purchases of equity securities made by Old National during the fourth quarter of 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/01/17 - 10/31/17	2,095	$18.55	—	—
11/01/17 - 11/30/17	236	18.05	—	—
12/01/17 - 12/31/17	53	18.25	—	—

Total	2,384	$18.49	—	—

The Board of Directors did not authorize a stock repurchase plan for 2017. During the twelve months ended December 31, 2017, Old National repurchased a limited number of shares associated with employee share-based incentive programs.

On January 25, 2018, the Board of Directors declared a quarterly cash dividend of $0.13 per common share. The Board of Directors did not authorize a stock repurchase plan for 2018.

EQUITY COMPENSATION PLAN INFORMATION

The following table contains information concerning the 2008 Equity Incentive Plan approved by security holders, as of December 31, 2017.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,480,548	$13.67	4,766,750
Equity compensation plans not approved by security holders	—	—	—

Total	1,480,548	$13.67	4,766,750

At December 31, 2017, 4.8 million shares remain available for issuance under the 2008 Equity Incentive Plan.

The following table compares cumulative five-year total shareholder returns, assuming reinvestment of dividends, for our common stock to cumulative total returns of a broad-based equity market index and two published industry indices. The comparison of shareholder returns (change in December year end stock price plus reinvested dividends) for each of the periods assumes that $100 was invested on December 31, 2012, in common stock of each of the Company, the S&P Small Cap 600 Index, the NYSE Financial Index and the SNL Bank and Thrift Index with investment weighted on the basis of market capitalization.

ITEM 6.	SELECTED FINANCIAL DATA

(dollars in thousands, except per share data)	2017	2016	2015	2014	2013
Operating Results
Net interest income	$437,168	$402,703	$366,116	$366,370	$317,424
Conversion to fully taxable equivalent (1)	23,091	21,293	19,543	16,999	16,876

Net interest income—tax equivalent basis	460,259	423,996	385,659	383,369	334,300
Provision for loan losses	3,050	960	2,923	3,097	(2,319)
Noninterest income	183,382	252,830	230,632	165,129	184,758
Noninterest expense	448,836	454,147	430,932	386,438	361,984
Net income	95,725	134,264	116,716	103,667	100,920
Common Share Data (2)
Weighted average diluted shares	138,513	128,301	116,255	108,365	101,198
Net income (diluted)	$0.69	$1.05	$1.00	$0.95	$1.00
Cash dividends	0.52	0.52	0.48	0.44	0.40
Common dividend payout ratio (3)	75%	50%	48%	46%	40%
Book value at year-end	14.17	$13.42	$13.05	$12.54	$11.64
Stock price at year-end	17.45	18.15	13.56	14.88	15.37
Balance Sheet Data (at December 31)
Loans (4)	$11,136,051	$9,101,194	$6,962,215	$6,531,691	$5,090,669
Total assets	17,518,292	14,860,237	11,991,527	11,646,051	9,581,744
Deposits	12,605,764	10,743,253	8,400,860	8,490,664	7,210,903
Borrowings	2,578,204	2,152,086	1,920,246	1,469,911	1,018,720
Shareholders’ equity	2,154,397	1,814,417	1,491,170	1,465,764	1,162,640
Performance Ratios
Return on average assets	0.63%	0.98%	0.98%	0.99%	1.05%
Return on average common shareholders’ equity	4.98	7.84	7.88	7.91	8.54
Net interest margin (5)	3.48	3.58	3.72	4.22	4.02
Efficiency ratio (5)	68.87	65.82	68.65	70.03	68.61
Asset Quality (6)
Net charge-offs (recoveries) to average loans	0.03%	0.04%	(0.02)%	0.04%	0.10%
Allowance for loan losses to ending loans	0.45	0.55	0.75	0.76	0.93
Allowance for loan losses	$50,381	$49,808	$52,233	$47,849	$47,145
Underperforming assets (7)	154,220	164,657	160,072	170,535	165,656
Allowance for loan losses to nonaccrual loans (8)	40.33%	37.90%	39.46%	33.97%	36.71%
Other Data
Full-time equivalent employees	2,801	2,733	2,652	2,938	2,608
Banking centers	191	203	160	195	169

(1)	Calculated using the federal statutory tax rate in effect of 35% for all periods.
(2)	Diluted data assumes the exercise of stock options and the vesting of restricted stock.
(3)	Cash dividends per share divided by net income per share (basic).
(4)	Includes loans held for sale.
(5)	Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for reconciliations to GAAP financial measures.
(6)	Excludes loans held for sale.
(7)	Includes nonaccrual loans, renegotiated loans, loans 90 days past due still accruing and other real estate owned. Includes $12.4 million, $24.4 million, and $45.5 million of covered assets in 2015, 2014, and 2013, respectively, acquired in an FDIC assisted transaction, which were covered by loss sharing agreements with the FDIC providing for specified loss protection. On June 22, 2016, Old National entered into an early termination agreement with the FDIC that terminated all loss share agreements.
(8)	Includes approximately $12.6 million, $16.7 million, $15.9 million, $41.2 million, and $38.3 million for 2017, 2016, 2015, 2014, and 2013, respectively, of purchased credit impaired loans that are categorized as nonaccrual because the collection of principal or interest is doubtful. These loans are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of our results of operations for the fiscal years ended December 31, 2017, 2016, and 2015, and financial condition as of December 31, 2017 and 2016. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes. This discussion contains forward-looking statements concerning our business. Readers are cautioned that, by their nature, forward-looking statements are based on estimates and assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from our expectations that are expressed or implied by any forward-looking statement. The discussion in Item 1A, “Risk Factors,” lists some of the factors that could cause our actual results to vary materially from those expressed or implied by any forward-looking statements, and such discussion is incorporated into this discussion by reference.

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

Our basic mission is to be THE community bank in the cities and towns we serve. We focus on establishing and maintaining long-term relationships with customers, and are committed to serving the financial needs of the communities in our market area. Old National provides financial services primarily in Indiana, Kentucky, Michigan, Wisconsin, and Minnesota.

CORPORATE DEVELOPMENTS IN FISCAL 2017

In 2017, we expanded our footprint into the state of Minnesota through our acquisition of Anchor (MN). In addition to our entry into this new market, management remained keenly focused on organic growth and efficiency efforts. This is evidenced by the following 2017 highlights:

•	organic loan growth of almost 5% (including loans held for sale), organic commercial and commercial real estate loan growth of 10%;

•	cost of total deposits increased just two basis points to 0.19%;

•	credit quality metrics remain strong, with net charge-offs to average loans of 0.03%;

•	noninterest expenses remained well controlled, decreasing to $448.8 million; and

•	the on-going assessment of our service and delivery network, resulting in the consolidation of 29 banking centers in 2017.

Net interest income increased to $437.2 million, or 9%, from $402.7 million in 2016 and noninterest expenses remained well controlled, decreasing to $448.8 million from $454.1 million in 2016. Noninterest income decreased to $183.4 million in 2017 from $252.8 million in 2016 primarily due to a $41.9 million gain and lower insurance premiums and commissions in 2016 resulting from the sale of ONI in May 2016, partially offset by higher wealth management fees, investment product fees, and capital markets income in 2017. Net income for 2017 was $95.7 million, compared to 2016 net income of $134.3 million. Diluted earnings per share were $0.69 per share in 2017, compared to $1.05 per share in 2016. Net income in 2017 included $39.3 million of additional tax expense recorded in December 2017 to estimate the revaluation of Old National’s deferred tax assets due to the lowering of the federal corporate tax rate to 21%.

BUSINESS OUTLOOK

The U.S. economy experienced growth during 2017, with increasing exports, jobs, and manufacturing production. Real GDP has increased, and unemployment is in line with a full-employment economy. Short-term interest rates increased 75 basis points in 2017 as the Federal Reserve increased the discount rate 25 basis points at their March, June, and December meetings. The rate increases were driven by the Federal Reserve’s inflation and wage pressure expectations in conjunction with a moderately expanding economy. Additional rate increases in 2018 will benefit Old National as our assets tend to re-price faster and with more margin than our liabilities. In addition, Old National’s dominant market share in many of the communities in which we serve will become more valuable as deposits typically cost less than other types of funding. Of note, while many short-term rates (i.e., Federal Funds, LIBOR, and Prime) are now hovering near decade highs, while the yield curve itself remains stubbornly flat (e.g. key yield curve spreads are near decade lows) – a dichotomy that we continue to monitor for its implications to both the U.S. economy and our balance sheet positioning.

In the regulatory environment, we note several key appointments were either confirmed or announced in 2017 and early 2018, including new heads of the Federal Reserve, OCC, FDIC, CFPB, and SEC. The impact of these changes is expected to have the most direct impact on our larger bank competitors. However, we believe there will be a shift in regulatory approach that is a compromise between a size-based and a principles-based approach.

Our focus for 2018 remains basic banking – loan growth, fee-based income, and expense management.

The impact of the tax reform bill will have a positive two-fold impact for Old National. First for our clients as an expected uptick in technology investments, inventory expansion, and other capital expenditures resulting in loan growth and second, for our shareholders, in the way of increased earnings as a result of reduced corporate taxes that management will evaluate using a longer time horizon. This anticipated loan growth will be supported by the strength of our low-cost core deposit franchise. While we do not see any major adverse cyclical shifts in our loan portfolios, we will remain diligent to our risk profile and underwriting standards.

Our fee-based business continues to take advantage of the rising market and strong sales production. We expect this trend to continue and further build out these fee-based product sets in our Minnesota market.

We will continue to invest and focus on improving the client experience and reducing our operating cost at the same time by enhancing technology and processes. As we adapt to changing customer behaviors, we will continue to evaluate our franchise for additional consolidation opportunities in 2018.

Our appetite for future partnerships is such that we remain an active looker and a selective, disciplined buyer. We believe our ability to bring a larger balance sheet with better capital and an enhanced product set allows a potential new market partner to better serve their clients. However, given the quality Old National franchise that exists today, we do not feel compelled to enter into a partnership.

We remain optimistic as we look ahead to 2018 given the strength of our franchise and remain diligent on growing our pretax pre-provisioned income as well as continuing our expense discipline. We are reaffirming our commitment to driving and sustaining positive operating leverage.

FINANCIAL HIGHLIGHTS

The following table sets forth certain financial highlights of Old National:

	Three Months Ended			Years Ended
(dollars and shares in thousands, except per share data)	December 31,	September 30,	December 31,	December 31,
	2017	2017	2016	2017	2016
Income Statement:
Net interest income	$118,556	$108,478	$109,917	$437,168	$402,703
Taxable equivalent adjustment (1)	6,139	5,621	5,506	23,091	21,293
Provision for loan losses	1,037	311	(1,756)	3,050	960
Noninterest income	44,825	46,366	62,751	183,382	252,830
Noninterest expense	140,432	103,702	126,258	448,836	454,147
Net income (loss)	(18,493)	39,372	33,456	95,725	134,264
Common Share Data:
Weighted average diluted shares	146,875	135,796	135,383	138,513	128,301
Net income (loss) (diluted)	$(0.13)	$0.29	$0.25	$0.69	$1.05
Cash dividends	0.13	0.13	0.13	$0.52	$0.52
Common dividend payout ratio (2)	N/M	43%	52%	75%	50%
Book value	$14.17	$14.07	$13.42	$14.17	$13.42
Stock price	17.45	18.30	18.15	17.45	18.15
Tangible common book value (3)	8.37	9.02	8.30	8.37	8.30
Performance Ratios:
Return on average assets	(0.45)%	1.05%	0.91%	0.63%	0.98%
Return on average common equity	(3.51)	8.31	7.33	4.98	7.84
Return on tangible common equity (3)	(5.12)	13.44	12.68	8.12	12.69
Return on average tangible common equity (3)	(5.05)	13.58	12.57	8.59	13.73
Net interest margin (3)	3.47	3.52	3.63	3.48	3.58
Efficiency ratio (3)	81.60	64.17	69.53	68.87	65.82
Net charge-offs (recoveries) to average loans	0.03	0.05	—	0.03	0.04
Allowance for loan losses to ending loans	0.45	0.53	0.55	0.45	0.55
Non-performing loans to ending loans	1.30	1.46	1.62	1.30	1.62
Balance Sheet:
Total loans	$11,118,121	$9,398,124	$9,010,512	$11,118,121	$9,010,512
Total assets	17,518,292	15,065,800	$14,860,237	17,518,292	14,860,237
Total deposits	12,605,764	10,606,784	10,743,253	12,605,764	10,743,253
Total borrowed funds	2,578,204	2,411,111	2,152,086	2,578,204	2,152,086
Total shareholders’ equity	2,154,397	1,906,823	1,814,417	2,154,397	1,814,417
Nonfinancial Data:
Full-time equivalent employees	2,801	2,592	2,733	2,801	2,733
Banking centers	191	188	203	191	203

N/M = Not meaningful

(1)	Calculated using the federal statutory tax rate in effect of 35% for all periods.
(2)	Cash dividends per share divided by net income per share (basic).
(3)	Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.

NON-GAAP FINANCIAL MEASURES

Non-GAAP financial measures exclude certain items that are included in the financial results presented in accordance with GAAP. Management believes these non-GAAP financial measures enhance an investor’s understanding of the financial results of Old National by providing a meaningful basis for period-to-period comparisons, assisting in operating results analysis, and predicting future performance.

The following table presents GAAP to non-GAAP reconciliations.

(dollars and shares in thousands,	Three Months Ended December 31,		Years Ended December 31,
except per share data)	2017	2016	2017	2016
Tangible common book value:
Shareholders’ equity (GAAP)	$2,154,397	$1,814,417	$2,154,397	$1,814,417
Deduct: Goodwill	828,051	655,018	828,051	655,018
Intangible assets	53,096	37,677	53,096	37,677

Tangible shareholders’ equity (non-GAAP)	$1,273,250	$1,121,722	$1,273,250	$1,121,722

Period end common shares	152,040	135,159	152,040	135,159
Tangible common book value	8.37	8.30	8.37	8.30
Return on tangible common equity:
Net income (GAAP)	$(18,493)	$33,456	$95,725	$134,264
Add: Intangible amortization (net of tax)	2,210	2,107	7,697	8,116

Tangible net income (non-GAAP)	$(16,283)	$35,563	$103,422	$142,380

Tangible shareholders’ equity (non-GAAP) (see above)	$1,273,250	$1,121,722	$1,273,250	$1,121,722
Return on tangible common equity	(5.12)%	12.68%	8.12%	12.69%
Return on average tangible common equity:
Tangible net income (non-GAAP) (see above)	$(16,283)	$35,563	$103,422	$142,380
Average shareholders’ equity (GAAP)	$2,104,646	$1,825,993	$1,923,645	$1,712,574
Deduct: Average goodwill	776,862	655,041	685,729	635,440
Average intangible assets	37,802	39,239	34,392	40,317

Average tangible shareholders’ equity (non-GAAP)	$1,289,982	$1,131,713	$1,203,524	$1,036,817

Return on average tangible common equity	(5.05)%	12.57%	8.59%	13.73%
Net interest margin:
Net interest income (GAAP)	$118,556	$109,917	$437,168	$402,703
Taxable equivalent adjustment	6,139	5,506	23,091	21,293

Net interest income - taxable equivalent basis (non-GAAP)	$124,695	$115,423	$460,259	$423,996

Average earning assets	$14,389,502	$12,713,345	$13,237,906	$11,840,967
Net interest margin	3.47%	3.63%	3.48%	3.58%
Efficiency ratio:
Noninterest expense (GAAP)	$140,432	$126,258	$448,836	$454,147
Deduct: Intangible amortization expense	3,399	3,241	11,841	12,486

Adjusted noninterest expense (non-GAAP)	$137,033	$123,017	$436,995	$441,661

Net interest income - taxable equivalent basis (non-GAAP) (see above)	$124,695	$115,423	$460,259	$423,996
Noninterest income	44,825	62,751	183,382	252,830
Deduct: Net securities gains (losses)	1,588	1,239	9,135	5,848

Adjusted total revenue (non-GAAP)	$167,932	$176,935	$634,506	$670,978

Efficiency ratio	81.60%	69.53%	68.87%	65.82%

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. These non-GAAP measures are not necessarily comparable to similar measures that may be represented by other companies.

RESULTS OF OPERATIONS

The following table sets forth certain income statement information of Old National for the years ended December 31, 2017, 2016, and 2015:

	Years Ended December 31,
(dollars in thousands)	2017	2016	2015
Income Statement Summary:
Net interest income	$437,168	$402,703	$366,116
Provision for loan losses	3,050	960	2,923
Noninterest income	183,382	252,830	230,632
Noninterest expense	448,836	454,147	430,932
Other Data:
Return on average common equity	4.98%	7.84%	7.88%
Return on tangible common equity (1)	8.12%	12.69%	14.27%
Return on average tangible common equity (1)	8.59%	13.73%	14.57%
Efficiency ratio (1)	68.87%	65.82%	68.65%
Tier 1 leverage ratio	8.27%	8.43%	8.54%
Net charge-offs (recoveries) to average loans	0.03%	0.04%	(0.02)%

(1)	Represents a non-GAAP financial measure. Refer to “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.

Comparison of Fiscal Years 2017 and 2016

Net Interest Income

Net interest income is the most significant component of our earnings, comprising 70% of 2017 revenues. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities.

Short-term interest rates increased 75 basis points in 2017 as the Federal Reserve increased the discount rate 25 basis points at their March, June, and December meetings. The rate increases were driven by the Federal Reserve’s inflation and wage pressure expectations in conjunction with a moderately expanding economy. The Treasury yield curve flattened as short-term rates rose while long-term interest rates remained flat. Collectively, these factors marginally improved the outlook for our net interest income and margin.

Loans typically generate more interest income than investment securities with similar maturities. Funding from client deposits generally costs less than wholesale funding sources. Factors such as general economic activity, Federal Reserve monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

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

	Years Ended December 31,
(dollars in thousands)	2017	2016	2015
Net interest income	$437,168	$402,703	$366,116
Conversion to fully taxable equivalent	23,091	21,293	19,543

Net interest income - taxable equivalent basis	$460,259	$423,996	$385,659

Average earning assets	$13,237,906	$11,840,967	$10,363,098
Net interest margin	3.30%	3.40%	3.53%
Net interest margin - taxable equivalent basis	3.48%	3.58%	3.72%

Net interest income was $437.2 million in 2017, a $34.5 million increase from $402.7 million in 2016. Taxable equivalent net interest income was $460.3 million in 2017, a 9% increase from $424.0 million in 2016. The net interest margin on a fully taxable equivalent basis was 3.48% in 2017, a 10 basis point decrease compared to 3.58% in 2016. The increase in net interest income in 2017 when compared to 2016 was primarily due to higher average earning assets of $1.397 billion in 2017. Partially offsetting higher average earning assets were higher average interest bearing liabilities of $1.160 billion and a decrease in accretion income of $17.3 million. Net interest income in both 2017 and 2016 included accretion income (interest income in excess of contractual interest income) associated with acquired loans. Accretion income totaled $40.8 million in 2017, compared to $58.1 million in 2016. We expect accretion income on our PCI loans to decrease over time, but this may be offset by future acquisitions.

With the new 21% statutory federal tax rate, the conversion factor to a fully taxable equivalent basis will decrease in 2018. The decline will have no impact on net income, but will cause the net interest margin on a fully taxable equivalent basis to decrease approximately 9 basis points in 2018.

The following table presents a three-year average balance sheet and for each major asset and liability category, its related interest income and yield, or its expense and rate for the years ended December 31.

	2017			2016			2015
(tax equivalent basis, dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Earning Assets
Money market and other interest-earning investments (1)	$35,584	$258	0.72%	$32,697	$130	0.40%	$43,383	$47	0.11%
Investment securities: (2) U.S. Treasury & government- sponsored agencies (3)	2,085,317	42,235	2.03	1,968,408	37,381	1.90	1,967,293	36,725	1.87
States and political subdivisions (4)	1,134,532	53,359	4.70	1,125,713	53,003	4.71	1,023,983	49,162	4.80
Other securities	450,127	11,863	2.64	438,832	10,391	2.37	444,520	10,903	2.45

Total investment securities	3,669,976	107,457	2.93	3,532,953	100,775	2.85	3,435,796	96,790	2.82

Loans (including loans held for sale): (5)
Commercial (4)	2,083,779	85,747	4.11	1,835,317	70,591	3.85	1,754,141	75,900	4.33
Commercial real estate	3,426,757	171,483	5.00	2,648,911	150,592	5.69	1,862,055	118,237	6.35
Residential real estate	2,146,279	85,340	3.98	1,995,060	80,963	4.06	1,712,636	70,908	4.14
Consumer	1,875,531	68,142	3.63	1,796,029	65,376	3.64	1,555,087	56,850	3.66

Total loans	9,532,346	410,712	4.31	8,275,317	367,522	4.44	6,883,919	321,895	4.68

Total earning assets	13,237,906	$518,427	3.92%	11,840,967	$468,427	3.96%	10,363,098	$418,732	4.04%

Less: Allowance for loan losses	(50,845)			(52,215)			(50,538)
Non-Earning Assets
Cash and due from banks	207,677			192,401			163,275
Other assets	1,907,963			1,661,200			1,451,125

Total assets	$15,302,701			$13,642,353			$11,926,960

Interest-Bearing Liabilities
NOW deposits	2,676,760	$2,224	0.08%	$2,389,143	$1,529	0.06%	$2,160,019	$758	0.04%
Savings deposits	2,964,875	4,980	0.17	2,595,622	3,723	0.14	2,299,357	3,199	0.14
Money market deposits	762,540	831	0.11	763,909	840	0.11	677,414	577	0.09
Time deposits	1,487,077	12,321	0.83	1,361,647	11,191	0.82	1,063,782	9,634	0.91

Total interest-bearing deposits	7,891,252	20,356	0.26	7,110,321	17,283	0.24	6,200,572	14,168	0.23

Federal funds purchased and interbank borrowings	187,426	1,966	1.05	137,997	673	0.49	126,124	265	0.21
Securities sold under agreements to repurchase	336,539	1,270	0.38	368,757	1,509	0.41	406,117	1,488	0.37
Federal Home Loan Bank advances	1,481,314	24,818	1.68	1,121,413	15,547	1.39	793,703	8,122	1.02
Other borrowings	224,793	9,758	4.34	222,708	9,419	4.23	217,978	9,030	4.14

Total interest-bearing liabilities	$10,121,324	$58,168	0.57%	$8,961,196	$44,431	0.50%	$7,744,494	$33,073	0.43%

Noninterest-Bearing Liabilities
Demand deposits	3,111,672			2,776,140			2,500,571
Other liabilities	146,060			192,443			200,994
Shareholders’ equity	1,923,645			1,712,574			1,480,901

Total liabilities and shareholders’ equity	$15,302,701			$13,642,353			$11,926,960

Interest Margin Recap
Interest income/average earning assets		$518,427	3.92%		$468,427	3.96%		$418,732	4.04%
Interest expense/average earning assets		58,168	0.44		44,431	0.38		33,073	0.32

Net interest income and margin		$460,259	3.48%		$423,996	3.58%		$385,659	3.72%

(1)	The 2017, 2016, and 2015 average balances include $21.2 million, $24.8 million, and $35.2 million, respectively, of required and excess balances held at the Federal Reserve.
(2)	Changes in fair value are reflected in the average balance; however, yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.
(3)	Includes U.S. government-sponsored entities and agency mortgage-backed securities at December 31, 2017.
(4)	Interest on state and political subdivision investment securities and commercial loans includes the effect of taxable equivalent adjustments of $15.6 million and $7.5 million, respectively, in 2017; $15.2 million and $6.1 million, respectively, in 2016; and $13.7 million and $5.9 million, respectively, in 2015; using the federal statutory tax rate in effect of 35% for all periods.
(5)	Includes principal balances of nonaccrual loans. Interest income relating to nonaccrual loans is included only if received.

The yield on average earning assets decreased 4 basis points from 3.96% in 2016 to 3.92% in 2017 and the cost of interest-bearing liabilities increased 7 basis points from 0.50% in 2016 to 0.57% in 2017. Average earning assets increased by $1.397 billion, or 12%. The increase in average earning assets consisted of a $1.257 billion increase in loans, a $137.0 million increase in lower yielding investment securities, and a $2.9 million increase in money market and other interest-earning investments. Average interest-bearing liabilities increased $1.160 billion, or 13%. The increase in average interest-bearing liabilities consisted of a $780.9 million increase in interest-bearing deposits, a $49.4 million increase in federal funds purchased and interbank borrowings, a $359.9 million increase in FHLB advances, and a $2.1 million increase in other borrowings, partially offset by a $32.2 million decrease in securities sold under agreements to repurchase. Average noninterest-bearing deposits increased by $335.5 million.

The increase in average earning assets in 2017 compared to 2016 was primarily due to our acquisitions of Anchor (WI) in May 2016 and Anchor (MN) in November 2017. Including loans held for sale, the loan portfolio, which generally has an average yield higher than the investment portfolio, was approximately 72% of average interest earning assets in 2017 compared to 70% in 2016.

Average loans including loans held for sale increased $1.257 billion in 2017 compared to 2016 reflecting loans acquired from Anchor (WI) in May 2016 and Anchor (MN) in November 2017, along with $377.3 million of average organic loan growth. Loans including loans held for sale attributable to the Anchor (WI) acquisition totaled $1.647 billion as of the closing date of the acquisition, which was May 1, 2016. Loans including loans held for sale attributable to the Anchor (MN) acquisition totaled $1.595 billion as of the closing date of the acquisition, which was November 1, 2017.

The increases in average investments and average deposits also reflected the Anchor (WI) and Anchor (MN) acquisitions.

Average non-interest bearing deposits increased $335.5 million in 2017 compared to 2016 reflecting the Anchor (WI) and Anchor (MN) acquisitions. Average interest bearing deposits increased $780.9 million in 2017 compared to 2016 reflecting the Anchor (WI) and Anchor (MN) acquisitions.

Average borrowed funds increased $379.2 million in 2017 compared to 2016 primarily due to increased funding needed as a result of growth in our loan portfolio that outpaced deposit growth.

The following table shows fluctuations in taxable equivalent net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid for the years ended December 31.

	From 2016 to 2017			From 2015 to 2016
	Total	Attributed to		Total	Attributed to
(dollars in thousands)	Change	Volume	Rate	Change	Volume	Rate
Interest Income
Money market and other interest-earning investments	$128	$16	$112	$83	$(27)	$110
Investment securities (1)	6,682	3,960	2,722	3,985	2,754	1,231
Loans (1)	43,190	54,994	(11,804)	45,627	63,428	(17,801)

Total interest income	50,000	58,970	(8,970)	49,695	66,155	(16,460)

Interest Expense
NOW deposits	695	212	483	771	114	657
Savings deposits	1,257	575	682	524	419	105
Money market deposits	(9)	(1)	(8)	263	84	179
Time deposits	1,130	1,035	95	1,557	2,572	(1,015)
Federal funds purchased and interbank borrowings	1,293	380	913	408	41	367
Securities sold under agreements to repurchase	(239)	(127)	(112)	21	(145)	166
Federal Home Loan Bank advances	9,271	5,510	3,761	7,425	3,948	3,477
Other borrowings	339	89	250	389	198	191

Total interest expense	13,737	7,673	6,064	11,358	7,231	4,127

Net interest income	$36,263	$51,297	$(15,034)	$38,337	$58,924	$(20,587)

The variance not solely due to rate or volume is allocated equally between the rate and volume variances.

(1)	Interest on investment securities and loans includes the effect of taxable equivalent adjustments of $15.6 million and $7.5 million, respectively, in 2017; $15.2 million and $6.2 million, respectively, in 2016; and $13.7 million and $5.9 million, respectively, in 2015; using the federal statutory rate in effect of 35% for all periods.

Provision for Loan Losses

The provision for loan losses was an expense of $3.1 million in 2017, compared to an expense of $1.0 million in 2016. Net charge-offs totaled $2.5 million in 2017, compared to net charge-offs of $3.4 million in 2016. The higher provision for loan losses is the result of a change in specific allocations on impaired loans. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. For additional information about non-performing loans, charge-offs, and additional items impacting the provision, refer to the “Risk Management – Credit Risk” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Noninterest Income

We generate revenues in the form of noninterest income through client fees, sales commissions, and other gains and losses from our core banking franchise and other related businesses, such as wealth management, investment consulting, and investment products. This source of revenue as a percentage of total revenue was 30% in 2017 compared to 39% in 2016.

The following table details the components of noninterest income for the years ended December 31.

	Years Ended December 31,			% Change From Prior Year
(dollars in thousands)	2017	2016	2015	2017	2016
Wealth management fees	$37,316	$34,641	$34,395	7.7%	0.7%
Service charges on deposit accounts	41,331	41,578	43,372	(0.6)	(4.1)
Debit card and ATM fees	17,676	16,769	21,340	5.4	(21.4)
Mortgage banking revenue	18,449	20,240	12,540	(8.8)	61.4
Insurance premiums and commissions	617	20,527	42,714	(97.0)	(51.9)
Investment product fees	20,977	18,822	17,924	11.4	5.0
Capital markets income	6,544	3,227	1,082	102.8	198.2
Company-owned life insurance	8,654	8,479	8,604	2.1	(1.5)
Net securities gains (losses)	9,135	5,848	5,718	56.2	2.3
Recognition of deferred gain on sale leaseback transactions	2,080	16,057	16,444	(87.0)	(2.4)
Gain on sale of ONB Insurance Group, Inc.	—	41,864	—	(100.0)	N/M
Net gain on branch divestitures	—	—	15,627	N/M	(100.0)
Change in FDIC indemnification asset	—	233	(9,034)	(100.0)	(102.6)
Other income	20,603	24,545	19,906	(16.1)	23.3

Total noninterest income	$183,382	$252,830	$230,632	(27.5)%	9.6%

Noninterest income to total revenue (1)	28.5%	37.4%	37.4%

(1)	Total revenue includes the effect of a taxable equivalent adjustment of $23.1 million in 2017, $21.3 million in 2016, and $19.5 million in 2015.

N/M = Not meaningful

The decrease in noninterest income in 2017 when compared to 2016 was primarily due to a pre-tax gain of $41.9 million resulting from the sale of ONI in May 2016, lower insurance premiums and commissions, and lower recognition of deferred gain on sale leaseback transactions.

Wealth management fees increased $2.7 million in 2017 compared to 2016 reflecting market appreciation and strong sales production.

Service charges and overdraft fees decreased $0.2 million in 2017 compared to 2016 primarily due to lower overdraft charges, partially offset by higher service charges and overdraft fees attributable to the Anchor (WI) and Anchor (MN) acquisitions.

Mortgage banking revenue decreased $1.8 million in 2017 compared to 2016 primarily due to the industry-wide reduction in refinance activity and higher interest rates in 2017.

Insurance premiums and commissions decreased $19.9 million in 2017 reflecting the sale of ONI in May 2016.

Investment product fees increased $2.2 million in 2017 compared to 2016 primarily due to higher investment product fees attributable to the Anchor (WI) and Anchor (MN) acquisitions.

Capital markets income is comprised of customer interest rate swap fees, foreign currency exchange fees, and net gains (losses) on foreign currency adjustments. Capital markets income increased $3.3 million in 2017 compared to 2016 primarily due to higher customer interest rate swap fees resulting from strong commercial loan production during 2017.

Net securities gains increased $3.3 million in 2017 compared to 2016 primarily due to higher realized gains on sales of available-for-sale securities in 2017.

Recognition of deferred gain on sale leaseback transactions decreased $14.0 million in 2017 compared to 2016. Old National purchased 23 properties during 2016 that it had previously leased, resulting in the recognition of approximately $12.0 million of pre-tax deferred gains.

In 2016, we recorded a $41.9 million pre-tax gain resulting from the sale of ONI in May 2016. The after-tax gain related to the sale totaled $17.6 million.

Other income decreased $3.9 million in 2017 when compared to 2016 reflecting lower recoveries on loans originated by AnchorBank (WI) that had been fully charged off prior to the acquisition. Recoveries on loans originated by AnchorBank (WI) totaled $4.0 million in 2017, compared to $7.6 million in 2016.

Noninterest Expense

The following table details the components of noninterest expense for the years ended December 31.

	Years Ended December 31,			% Change From Prior Year
(dollars in thousands)	2017	2016	2015	2017	2016
Salaries and employee benefits	$246,738	$252,892	$243,875	(2.4)%	3.7%
Occupancy	46,511	50,947	53,239	(8.7)	(4.3)
Equipment	13,560	13,448	13,183	0.8	2.0
Marketing	13,172	14,620	10,410	(9.9)	40.4
Data processing	32,306	32,002	27,309	0.9	17.2
Communication	9,284	9,959	9,586	(6.8)	3.9
Professional fees	16,840	15,705	11,756	7.2	33.6
Loan expense	6,596	7,632	6,373	(13.6)	19.8
Supplies	2,406	2,865	2,275	(16.0)	25.9
FDIC assessment	9,480	8,681	7,503	9.2	15.7
Other real estate owned expense	3,376	4,195	2,703	(19.5)	55.2
Amortization of intangibles	11,841	12,486	11,746	(5.2)	6.3
Amortization of tax credit investments	11,733	—	—	N/M	N/M
Other expense	24,993	28,715	30,974	(13.0)	(7.3)

Total noninterest expense	$448,836	$454,147	$430,932	(1.2)%	5.4%

N/M = Not meaningful

Noninterest expense decreased $5.3 million in 2017 when compared to 2016 primarily due to the reduction of costs associated with the divestiture of ONI in May 2016. Offsetting these decreases was $11.7 million of amortization of tax credit investments in 2017. In addition, noninterest expense in 2017 included $12.3 million of acquisition and integration costs associated with Anchor (MN), compared to $15.9 million in 2016 of acquisition and integration costs associated with Anchor (WI).

Salaries and benefits is the largest component of noninterest expense. Salaries and benefits decreased $6.2 million in 2017 compared to 2016. Impacting salaries and benefits expense were the acquisitions of Anchor (WI) and Anchor (MN), and the divestiture of ONI described above. Also contributing to the decrease in salaries and benefits were lower pension expenses of $11.9 million in 2017 reflecting the termination of Old National’s Retirement Plan effective May 15, 2016. The decreases were partially offset by higher incentive compensation in 2017.

Occupancy expenses decreased $4.4 million in 2017 compared to 2016 primarily due to 29 banking center consolidations in 2017. The decrease was partially offset by higher occupancy expenses attributable to the Anchor (WI) and Anchor (MN) acquisitions.

Marketing expense decreased $1.4 million in 2017 compared to 2016 primarily due to lower public relations expense.

Professional fees increased $1.1 million in 2017 compared to 2016 primarily due to $3.5 million in pre-tax expenses recorded in 2017 related to a client-experience improvement initiative currently in process at Old National. Upon completion of this initiative, Old National expects the costs incurred to considerably improve how we serve our clients and increase efficiency in 2018. The increase was partially offset by lower professional fees related to acquisition and integration costs associated with Anchor (WI).

Amortization of tax credit investments was $11.7 million in 2017 reflecting the completion of several investment tax credit projects during the fourth quarter of 2017. There was no amortization related to tax credit investments recorded in noninterest expense in 2016. See Note 16 to the consolidated financial statements for additional information on our tax credit investments.

Other expense decreased $3.7 million in 2017 compared to 2016 primarily due to lower charitable contributions of $2.7 million and lower impairments of long-lived assets of $1.6 million.

Provision for Income Taxes

We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The effective tax rate was 43.3% in 2017 compared to 33.0% in 2016. The higher effective tax rate in 2017 when compared to 2016 is the result of $39.3 million of additional tax expense to estimate the revaluation of deferred tax assets due to the lowering of the federal corporate tax rate to 21%, partially offset by an increase in federal tax credits available. See Note 16 to the consolidated financial statements for additional details on Old National’s income tax provision.

Comparison of Fiscal Years 2016 and 2015

In 2016, we generated net income of $134.3 million and diluted net income per share of $1.05 compared to $116.7 million and diluted net income per share of $1.00, respectively, in 2015. The 2016 earnings included a $36.6 million increase in net interest income, a $1.9 million decrease in provision for loan losses, and a $22.2 million increase in noninterest income. These increases to net income were partially offset by a $23.2 million increase in noninterest expense and a $20.0 million increase in income tax expense. The successful conversion and integration of our acquisition of Anchor (WI) in 2016, strong loan growth, and consistently low credit metrics all contributed to positive 2016 performance when compared to 2015.

Net interest income was $402.7 million in 2016, a $36.6 million increase from $366.1 million in 2015. Taxable equivalent net interest income was $424.0 million in 2016, a 10% increase from $385.7 million in 2015. The net interest margin on a fully taxable equivalent basis was 3.58% in 2016, a 14 basis point decrease compared to 3.72% in 2015. Average earning assets increased by $1.478 billion during 2016 and the yield on average earning assets decreased 8 basis points from 4.04% in 2015 to 3.96% in 2016. Average interest-bearing liabilities increased $1.217 billion and the cost of interest-bearing liabilities increased from 0.43% in 2015 to 0.50% in 2016.

The provision for loan losses was an expense of $1.0 million in 2016, compared to an expense of $2.9 million in 2015. Charge-offs remained low during 2016 and we continued to see positive trends in credit quality.

Noninterest income was $252.8 million in 2016, an increase of $22.2 million, or 10%, compared to $230.6 million in 2015. The increase in noninterest income in 2016 was primarily due to a pre-tax gain of $41.9 million resulting from the sale of ONI in May 2016 and noninterest income attributable to the Anchor (WI) acquisition. The increase in noninterest income was partially offset by a $15.6 million gain on branch divestitures in the third quarter of 2015 and lower insurance premiums and commissions resulting from the sale on ONI.

Noninterest expense totaled $454.1 million in 2016, an increase of $23.2 million, or 5%, from $430.9 million in 2015. Noninterest expense during 2016 was impacted by our transition into the higher growth markets in Wisconsin, the divestitures of our Illinois franchise and our insurance business, and other branch restructuring during 2015. Also contributing to the increase in noninterest expense was a pension plan settlement loss of $9.8 million resulting from the termination of the Employee Retirement Plan in 2016.

The provision for income taxes was $66.2 million in 2016 compared to $46.2 million in 2015. Old National’s effective tax rate was 33.0% in 2016 compared to 28.3% in 2015. The higher effective tax rate in 2016 when compared to 2015 was primarily the result of the sale of ONI in May 2016 and the associated tax expense of $8.3 million to record a deferred tax liability relating to ONI’s nondeductible goodwill.

FINANCIAL CONDITION

Overview

At December 31, 2017, our assets were $17.518 billion, an 18% increase compared to $14.860 billion at December 31, 2016. The increase was primarily due to the acquisition of Anchor (MN) in November 2017, which had $2.222 billion in assets as of the closing date of the acquisition.

Earning Assets

Our earning assets are comprised of investment securities, portfolio loans, loans held for sale, money market investments, interest earning accounts with the Federal Reserve, and trading securities. Earning assets were $15.209 billion at December 31, 2017, an increase of 19% compared to $12.796 billion at December 31, 2016.

Investment Securities

We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements. However, we also have $6.9 million of fixed-rate mortgage-backed securities and $677.2 million of state and political subdivision securities in our held-to-maturity investment portfolio at December 31, 2017.

Trading securities, which consist of mutual funds held in trusts associated with deferred compensation plans for former directors and executives, are recorded at fair value and totaled $5.6 million at December 31, 2017, compared to $5.0 million at December 31, 2016.

At December 31, 2017, the investment securities portfolio, including trading securities, was $4.006 billion compared to $3.649 billion at December 31, 2016, an increase of $356.6 million, or 10%. Investment securities attributable to the Anchor (MN) acquisition totaled $308.8 million as of the closing date of the acquisition. Investment securities represented 26% of earning assets at December 31, 2017, compared to 29% at December 31, 2016. Investment securities decreased as a percentage of total earning assets due to a proportionately larger increase in loan balances. Stronger commercial loan demand in the future and management’s decision to deleverage the balance sheet could result in a reduction in the securities portfolio. As of December 31, 2017, management does not intend to sell any securities in an unrealized loss position and does not believe we will be required to sell such securities.

The investment securities available-for-sale portfolio had net unrealized losses of $56.4 million at December 31, 2017, compared to net unrealized losses of $61.5 million at December 31, 2016. Net unrealized losses decreased from December 31, 2016 to December 31, 2017 primarily due to the effect of a decrease in long-term interest rates on municipal bonds.

The investment portfolio had an effective duration of 4.15 at December 31, 2017, compared 4.61 at December 31, 2016. Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates. Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage. The weighted average yields on available-for-sale investment securities were 2.43% in 2017 and 2.44% in 2016. The average yields on the held-to-maturity portfolio were 5.44% in 2017 and 5.35% in 2016.

At December 31, 2017, Old National had a concentration of investment securities issued by certain states and their political subdivisions with the following aggregate market values: $375.1 million by Indiana, which represented 17.4% of shareholders’ equity, and $182.7 million by Texas, which represented 8.5% of shareholders’ equity. Of the Indiana municipal bonds, 98% are rated “A” or better, and the remaining 2% generally represent non-rated local interest bonds where Old National has a market presence. All of the Texas municipal bonds are rated “AA” or better, and the majority of issues are backed by the “AAA” rated State of Texas Permanent School Fund Guarantee Program.

Loan Portfolio

We lend primarily to consumers and small to medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling, and retailing. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Kentucky, Michigan, Wisconsin, and Minnesota.

The following table presents the composition of the loan portfolio at December 31.

(dollars in thousands)	2017	2016	2015	2014	2013	Four-Year Growth Rate
Commercial	$2,717,269	$1,917,099	$1,814,940	$1,646,767	$1,402,750	18.0%
Commercial real estate	4,354,552	3,130,853	1,868,972	1,751,907	1,242,818	36.8
Consumer	1,879,247	1,875,030	1,603,158	1,379,117	1,049,974	15.7

Total loans excluding residential real estate	8,951,068	6,922,982	5,287,070	4,777,791	3,695,542	24.8
Residential real estate	2,167,053	2,087,530	1,661,335	1,540,410	1,387,422	11.8

Total loans	11,118,121	9,010,512	6,948,405	6,318,201	5,082,964	21.6%

Less: Allowance for loan losses	50,381	49,808	52,233	47,849	47,145

Net loans	$11,067,740	$8,960,704	$6,896,172	$6,270,352	$5,035,819

Commercial and Commercial Real Estate Loans

At December 31, 2017, commercial and commercial real estate loans were $7.072 billion, an increase of $2.024 billion, or 40%, compared to December 31, 2016. Commercial and commercial real estate loans attributable to the Anchor (MN) acquisition totaled $1.516 billion as of the closing date of the acquisition. Excluding these acquired loans, commercial and commercial real estate loans grew 10% in 2017.

The following table presents the maturity distribution and rate sensitivity of commercial loans at December 31, 2017 and an analysis of these loans that have predetermined and floating interest rates.

(dollars in thousands)	Within 1 Year	1 - 5 Years	Beyond 5 Years	Total	% of Total
Interest rates:
Predetermined	$154,147	$649,772	$606,103	$1,410,022	52%
Floating	688,557	408,632	210,058	1,307,247	48

Total	$842,704	$1,058,404	$816,161	$2,717,269	100%

Residential Real Estate Loans

Residential real estate loans, primarily 1-4 family properties, increased $79.5 million, or 4%, at December 31, 2017 compared to December 31, 2016. Residential real estate loans attributable to the Anchor (MN) acquisition totaled $34.0 million as of the closing date of the acquisition. Future increases in interest rates could result in a decline in the level of refinancings and new originations of residential real estate loans.

Consumer Loans

Consumer loans, including automobile loans, personal and home equity loans and lines of credit, and student loans, increased $4.2 million at December 31, 2017 compared to December 31, 2016. Consumer loans attributable to the Anchor (MN) acquisition totaled $43.9 million as of the closing date of the acquisition. We continue to see runoff in our less profitable indirect consumer loan portfolio.

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

At December 31, 2017, the allowance for loan losses was $50.4 million, an increase of $0.6 million compared to $49.8 million at December 31, 2016. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. As a percentage of total loans excluding loans held for sale, the allowance was 0.45% at December 31, 2017, compared to 0.55% at December 31, 2016. The decrease in the percentage from December 31, 2016 is primarily a result of the addition of the Anchor (MN) $1.594 billion loan portfolio. In accordance with ASC 805, no allowance for loan losses is recorded at the date of acquisition and a reserve is only established to absorb any subsequent credit deterioration or adverse changes in expected cash flows. The provision for loan losses was an expense of $3.1 million in 2017 compared to an expense of $1.0 million in 2016.

For commercial loans, the allowance for loan losses decreased by $2.2 million at December 31, 2017 compared to December 31, 2016. The allowance for loan losses as a percentage of the commercial loan portfolio decreased to 0.71% at December 31, 2017, from 1.12% at December 31, 2016. The lower allowance for loan losses as a percentage of the commercial loan portfolio is primarily the result of a change in the mix between acquired and originated loans and lower loss ratios.

For commercial real estate loans, the allowance for loan losses increased by $3.3 million at December 31, 2017 compared to December 31, 2016. The allowance for loan losses as a percentage of the commercial real estate loan portfolio decreased to 0.49% at December 31, 2017, from 0.58% at December 31, 2016. The lower allowance for loan losses as a percentage of the commercial real estate loan portfolio is the result of the increase in purchased loans that were recorded at fair value and improved asset quality. The fair value adjustment considers credit impairment resulting in no need for an allowance for loan losses at the date of acquisition. An allowance may be recorded in future periods if the loan experiences subsequent deterioration. See the discussion in the section “Asset Quality” for additional details.

The allowance for loan losses for residential real estate loans as a percentage of that portfolio was 0.08% at December 31, 2017 and 2016. The allowance for loan losses for consumer loans as a percentage of that portfolio decreased to 0.42% at December 31, 2017, from 0.45% at December 31, 2016.

Allowance for Losses on Unfunded Commitments

We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. This allowance is classified as a liability on the balance sheet within accrued expenses and other liabilities, while the corresponding provision for these loan losses is recorded as a component of other expense. The allowance for losses on unfunded commitments was $3.1 million at December 31, 2017, compared to $3.2 million at December 31, 2016.

Loans Held for Sale

Mortgage loans held for immediate sale in the secondary market were $17.9 million at December 31, 2017, compared to $90.7 million at December 31, 2016. The decrease is primarily due to a decline in mortgage production resulting from higher rates and the timing of sales. Certain mortgage loans are committed for sale at or prior to origination at a contracted price to an outside investor. Other mortgage loans held for immediate sale are hedged with TBA forward agreements and committed for sale when they are ready for delivery and remain on the Company’s balance sheet for a short period of time (typically 30 to 60 days). These loans are sold without recourse, beyond customary representations and warranties, and Old National has not experienced material losses arising from these sales. Mortgage originations are subject to volatility due to interest rates and home sales, among other factors.

We have elected the fair value option under FASB ASC 825-10 prospectively for residential loans held for sale. The aggregate fair value exceeded the unpaid principal balance by $0.5 million as of December 31, 2017, compared to $0.1 million as of December 31, 2016.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets at December 31, 2017 totaled $881.1 million, an increase of $188.4 million compared to $692.7 million at December 31, 2016. During 2017, we recorded $200.3 million of goodwill and other intangible assets associated with the acquisition of Anchor (MN).

Net Deferred Tax Assets

Net deferred tax assets decreased $71.0 million since December 31, 2016 primarily due to an estimated revaluation of our deferred tax assets due to the enactment of the Tax Cuts and Jobs Act (“H.R. 1”), which lowered the federal corporate tax rate to 21%. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. Accordingly, Old National has recorded an estimated $39.3 million for the revaluation of Old National’s deferred tax assets. Shortly after the enactment date, the SEC issued Staff Accounting Bulletin (“SAB”) 118, which addresses the situations where the accounting for changes in tax laws is complete, incomplete but can be reasonably estimated, and incomplete and cannot be reasonably estimated. SAB 118 also permits a measurement period of up to one year from the date of enactment to refine the provisional accounting. Old National continues to analyze H.R. 1, including the impact on alternative minimum tax credits, as well as the acquisition accounting of Anchor (MN), and expects any refinements to the provisional accounting to be complete in 2018. Future decreases in the corporate tax rate could result in a loss in value of Old National’s deferred tax assets, but would reduce future income tax expense. See Note 16 to the consolidated financial statements for additional information.

Other Assets

Other assets increased $39.3 million, or 34%, since December 31, 2016 primarily due to an increase in various tax credit investments and higher accrued income taxes.

Funding

Total funding, comprised of deposits and wholesale borrowings, was $15.184 billion at December 31, 2017, an increase of $2.289 billion from $12.895 billion at December 31, 2016. Total deposits were $12.606 billion, including $10.971 billion in transaction accounts and $1.634 billion in time deposits at December 31, 2017. Total deposits increased $1.863 billion, or 17%, compared to December 31, 2016. Deposits attributable to the Anchor (MN) acquisition totaled $1.777 billion as of the closing date of the acquisition. Noninterest-bearing demand deposits increased $664.7 million from December 31, 2016 to December 31, 2017. NOW deposits increased $519.2 million from December 31, 2016 to December 31, 2017, while savings deposits increased $80.9 million. Money market deposits increased $431.3 million from December 31, 2016 to December 31, 2017, while time deposits increased $166.3 million.

We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. At December 31, 2017, wholesale borrowings, including federal funds purchased and interbank borrowings, securities sold under agreements to repurchase, FHLB advances, and other borrowings, totaled $2.578 billion, an increase of $426.1 million, or 20%, from December 31, 2016. The increase in wholesale funding from December 31, 2016 to December 31, 2017 was primarily due to an increase in FHLB advances and federal funds purchased and interbank borrowings. Wholesale funding as a percentage of total funding was 17% at December 31, 2017 and 2016. See Notes 12, 13, and 14 to the consolidated financial statements for additional details on our financing activities.

The following table details the average balances of all funding sources for the years ended December 31.

				% Change From Prior Year
(dollars in thousands)	2017	2016	2015	2017	2016
Demand deposits	$3,111,672	$2,776,140	$2,500,571	12.1%	11.0%
NOW deposits	2,676,760	2,389,143	2,160,019	12.0	10.6
Savings deposits	2,964,875	2,595,622	2,299,357	14.2	12.9
Money market deposits	762,540	763,909	677,414	(0.2)	12.8
Time deposits	1,487,077	1,361,647	1,063,782	9.2	28.0

Total deposits	11,002,924	9,886,461	8,701,143	11.3	13.6
Federal funds purchased and interbank borrowings	187,426	137,997	126,124	35.8	9.4
Securities sold under agreements to repurchase	336,539	368,757	406,117	(8.7)	(9.2)
Federal Home Loan Bank advances	1,481,314	1,121,413	793,703	32.1	41.3
Other borrowings	224,793	222,708	217,978	0.9	2.2

Total funding sources	$13,232,996	$11,737,336	$10,245,065	12.7%	14.6%

The following table presents a maturity distribution for certificates of deposit with denominations of $100,000 or more at December 31.

		Maturity Distribution
	Year-End	1-90	91-180	181-365	Beyond
(dollars in thousands)	Balance	Days	Days	Days	1 Year
2017	$727,496	$265,872	$109,584	$171,877	$180,163
2016	544,803	142,806	91,704	115,151	195,142
2015	303,759	56,273	28,657	86,625	132,204

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities increased $29.4 million, or 20%, from December 31, 2016 primarily due an increase in unfunded commitments on various tax credit investments.

Capital

Shareholders’ equity totaled $2.154 billion, or 12% of total assets, at December 31, 2017 and $1.814 billion, or 12% of total assets, at December 31, 2016. Shareholders’ equity at December 31, 2017 included $300.8 million from the 16.5 million shares of Common Stock that were issued in conjunction with the acquisition of Anchor (MN). We paid cash dividends of $0.52 per share in 2017, which reduced equity by $72.6 million. Shares issued for reinvested dividends, stock options, restricted stock, and stock compensation plans increased shareholders’ equity by $6.9 million in 2017. Old National’s Common Stock is traded on the NASDAQ under the symbol “ONB” with 43,684 shareholders of record at December 31, 2017.

Capital Adequacy

Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. Management routinely analyzes Old National’s capital to ensure an optimized capital structure. Accordingly, such evaluations may result in Old National taking a capital action. For additional information on capital adequacy see Note 24 to the consolidated financial statements.

The Dodd-Frank Act requires bank holding companies and any subsidiary banks with consolidated assets of more than $10 billion and less than $50 billion, including Old National, to complete and publicly disclose annual stress tests. The objective of the stress test is to ensure that the financial institution has capital planning processes that account for its unique risks, and to help ensure that the institution has sufficient capital to continue operations throughout times of economic and financial stress. The stress tests are conducted with baseline, adverse, and severely adverse economic scenarios. Old National completed its annual stress test that covered a nine-quarter planning horizon beginning January 1, 2017 and ending on March 31, 2019 and publicly disclosed a summary of the stress test results on October 24, 2017. The stress test showed that Old National would maintain capital levels well above the regulatory guideline minimum levels for all periods and under all stress test scenarios.

RISK MANAGEMENT

Overview

Old National has adopted a Risk Appetite Statement to enable the Board of Directors, Executive Leadership Group, and Senior Management to better assess, understand, and mitigate the risks of Old National. The Risk Appetite Statement addresses the following major risks: strategic, market, liquidity, credit, operational/technology, regulatory/compliance/legal, reputational, and human resources. Our Chief Risk Officer is independent of management and reports directly to the Chair of the Board’s Enterprise Risk Management Committee. The following discussion addresses three of these major risks: credit, market, and liquidity.

Credit Risk

Credit risk represents the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. Our primary credit risks result from our investment and lending activities.

Investment Activities

We carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral. At December 31, 2017, we had pooled trust preferred securities with a fair value of $8.4 million, or less than 1% of the available-for-sale securities portfolio. These securities remained classified as available-for-sale and at December 31, 2017, the unrealized loss on our pooled trust preferred securities was approximately $8.2 million. The fair value of these securities should improve as we get closer to maturity. There was no OTTI recorded in 2017 or 2016.

All of our mortgage-backed securities are backed by U.S. government-sponsored or federal agencies. Municipal bonds, corporate bonds, and other debt securities are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. See Note 3 to the consolidated financial statements for additional details about our investment security portfolio.

Counterparty Exposure

Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation. We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry. Old National manages exposure to counterparty risk in connection with its derivatives transactions by generally engaging in transactions with counterparties having ratings of at least A by Standard & Poor’s Rating Service or A2 by Moody’s Investors Service. Total credit exposure is monitored by counterparty, and managed within limits that management believes to be prudent. Old National’s net counterparty exposure was an asset of $182.3 million at December 31, 2017.

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

Commercial mortgages and construction loans are offered to real estate investors, developers, and builders primarily domiciled in the geographic market areas we serve: Indiana, Kentucky, Michigan, Wisconsin, and Minnesota. These loans are secured by first mortgages on real estate at LTV margins deemed appropriate for the property type, quality, location, and sponsorship. Generally, these LTV ratios do not exceed 80%. The commercial properties are predominantly non-residential properties such as retail centers, apartments, industrial properties and, to a lesser extent, more specialized properties. Substantially all of our commercial real estate loans are secured by properties located in our primary market area.

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

We assumed student loans in the acquisition of Anchor (WI) in May 2016. Student loans are guaranteed by the government from 97% to 100% and totaled $68.2 million at December 31, 2017, compared to $77.1 million at December 31, 2016.

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

We lend primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling, and retailing. Old National manages concentrations of credit exposure by industry, product, geography, customer relationship, and loan size, with no concentration of loans exceeding 10% of its portfolio. At December 31, 2017, we had minimal exposure to foreign borrowers and no sovereign debt. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Kentucky, Michigan, Wisconsin, and Minnesota. We are experiencing a slow and gradual improvement in the economy of our principal markets. Management expects that trends in under-performing, criticized, and classified loans will be influenced by the degree to which the economy strengthens or weakens.

On November 1, 2017, Old National closed on its acquisition of Anchor (MN). As of the closing date of the acquisition, loans totaled $1.594 billion and other real estate owned totaled $1.1 million. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. Old National reviewed the acquired loans and determined that as of December 31, 2017, $47.0 million met the definition of criticized and $26.3 million were considered classified (of which $15.4 million are reported with nonaccrual loans). Our current preference would be to work these loans and avoid foreclosure actions unless additional credit deterioration becomes apparent. These acquired impaired loans, along with $1.1 million of other real estate owned, are included in our summary of under-performing, criticized, and classified assets found below.

Summary of under-performing, criticized, and classified assets at December 31:

(dollars in thousands)	2017	2016	2015	2014	2013
Nonaccrual loans:
Commercial	$27,202	$56,585	$57,536	$38,460	$28,635
Commercial real estate	62,425	44,026	47,350	67,402	52,363
Residential real estate	22,171	17,674	14,953	13,968	10,333
Consumer	13,129	13,122	5,198	5,903	5,318
Covered loans (1)	—	—	7,336	15,124	31,793

Total nonaccrual loans (2)	124,927	131,407	132,373	140,857	128,442
Renegotiated loans not on nonaccrual:
Noncovered loans	19,589	14,376	14,147	12,710	15,596
Covered loans (1)	—	—	138	148	148
Past due loans (90 days or more and still accruing):
Commercial	144	23	565	33	—
Commercial real estate	—	—	—	138	—
Residential real estate	—	2	114	1	35
Consumer	750	303	227	286	189
Covered loans (1)	—	—	10	—	14

Total past due loans	894	328	916	458	238
Other real estate owned	8,810	18,546	7,594	7,241	7,562
Other real estate owned, covered (1)	—	—	4,904	9,121	13,670

Total under-performing assets	$154,220	$164,657	$160,072	$170,535	$165,656

Classified loans (includes nonaccrual, renegotiated, past due 90 days, and other problem loans)	$226,583	$220,429	$204,710	$233,486	$159,783
Classified loans, covered (1)	—	—	8,584	17,413	35,500
Other classified assets (3)	4,556	7,063	6,857	14,752	32,650
Criticized loans	188,085	95,462	132,898	194,809	135,401
Criticized loans, covered (1)	—	—	1,449	4,525	8,421

Total criticized and classified assets	$419,224	$322,954	$354,498	$464,985	$371,755

Asset Quality Ratios including covered assets:
Non-performing loans/total loans (4) (5)	1.30%	1.62%	2.11%	2.43%	2.84%
Under-performing assets/total loans and other real estate owned (4)	1.39	1.82	2.30	2.69	3.25
Under-performing assets/total assets	0.88	1.11	1.33	1.46	1.73
Allowance for loan losses/ under-performing assets (6)	32.67	30.25	32.63	28.06	28.46
Allowance for loan losses/nonaccrual loans (2)	40.33	37.90	39.46	33.97	36.71

(1)	Old National entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans, and other real estate owned. On June 22, 2016, Old National entered into an early termination agreement with the FDIC that terminated all loss share agreements. Old National reclassified all covered assets to noncovered assets effective June 22, 2016.
(2)	Includes approximately $12.6 million, $16.7 million, $15.9 million, $41.2 million, and $38.3 million for 2017, 2016, 2015, 2014, and 2013, respectively, of purchased credit impaired loans that are categorized as nonaccrual because the collection of principal or interest is doubtful. These loans are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.
(3)	Includes 2 pooled trust preferred securities, 1 municipal security, and 1 insurance policy at December 31, 2017.
(4)	Loans exclude loans held for sale.
(5)	Non-performing loans include nonaccrual and renegotiated loans.
(6)	Because the acquired loans were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date.

Under-performing assets totaled $154.2 million at December 31, 2017, compared to $164.7 million at December 31, 2016. Under-performing assets as a percentage of total loans and other real estate owned at December 31, 2017 were 1.39%, a 43 basis point improvement from 1.82% at December 31, 2016.

Nonaccrual loans decreased $6.5 million from December 31, 2016 to December 31, 2017 primarily due to a decrease in nonaccrual commercial loans. Substantially offsetting this decrease were increases in nonaccrual commercial real estate and residential real estate loans. Nonaccrual loans at December 31, 2017 include $15.4 million of loans related to the Anchor (MN) acquisition. As a percentage of nonaccrual loans, the allowance for loan losses was 40.33% at December 31, 2017, compared to 37.90% at December 31, 2016. PCI loans that were included in the nonaccrual category because the collection of principal or interest is doubtful totaled $12.6 million at December 31, 2017, compared to $16.7 million at December 31, 2016. However, they are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

Interest income of approximately $6.7 million and $6.4 million would have been recorded on nonaccrual and renegotiated loans outstanding at December 31, 2017 and 2016, respectively, if such loans had been accruing interest throughout the year in accordance with their original terms. Excluding PCI loans accounted for under ASC 310-30, the amount of interest income actually recorded on nonaccrual and renegotiated loans was $1.6 million in 2017 and $1.4 million in 2016. We had $34.0 million of renegotiated loans which are included in nonaccrual loans at December 31, 2017, compared to $26.3 million at December 31, 2016.

Total criticized and classified assets were $419.2 million at December 31, 2017, an increase of $96.3 million from December 31, 2016. Other classified assets include investment securities that fell below investment grade rating totaling $4.6 million at December 31, 2017, compared to $7.1 million at December 31, 2016.

Old National may choose to restructure the contractual terms of certain loans. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit Old National by increasing the ultimate probability of collection.

Any loans that are modified are reviewed by Old National to identify if a TDR has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, Old National Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. The modification of the terms of such loans include one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate of new debt with similar risk, or a permanent reduction of the recorded investment of the loan.

Loans modified in a TDR are typically placed on nonaccrual status until we determine the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms for six months.

If we are unable to resolve a nonperforming loan issue, the credit will be charged off when it is apparent there will be a loss. For large commercial type loans, each relationship is individually analyzed for evidence of apparent loss based on quantitative benchmarks or subjectively based upon certain events or particular circumstances. Generally, Old National charges off small commercial loans scored through our small business credit center with contractual balances under $250,000 that are 90 days or more delinquent and do not have adequate collateral support. For residential and consumer loans, a charge off is recorded at the time foreclosure is initiated or when the loan becomes 120 to 180 days past due, whichever is earlier.

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

At December 31, 2017, our TDRs consisted of $12.1 million of commercial loans, $34.7 million of commercial real estate loans, $3.3 million of residential loans, and $3.9 million of consumer loans totaling $54.0 million. Approximately $34.0 million of the TDRs at December 31, 2017 were included with nonaccrual loans. At December 31, 2016, our TDRs consisted of $16.8 million of commercial loans, $18.3 million of commercial real estate loans, $3.0 million of residential loans, and $2.6 million of consumer loans totaling $40.7 million. Approximately $26.3 million of the TDRs at December 31, 2016 were included with nonaccrual loans.

Old National has allocated specific reserves to customers whose loan terms have been modified in TDRs totaling $5.7 million at December 31, 2017 and $4.0 million at December 31, 2016. As of December 31, 2017, Old National had committed to lend an additional $4.1 million to customers with outstanding loans that are classified as TDRs.

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

PCI loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition. If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually. If the PCI loan is being accounted for as part of a pool, it will not be removed from the pool. At December 31, 2017, it has not been necessary to remove any loans from PCI accounting.

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

The activity in our allowance for loan losses was as follows:

(dollars in thousands)	2017	2016	2015	2014	2013
Balance at beginning of period	$49,808	$52,233	$47,849	$47,145	$54,763
Loans charged-off:
Commercial	1,108	5,047	3,513	3,535	4,435
Commercial real estate	3,700	2,632	1,921	3,647	9,302
Residential real estate	985	800	1,039	793	1,487
Consumer credit	6,924	6,131	6,404	4,675	6,279

Total charge-offs	12,717	14,610	12,877	12,650	21,503

Recoveries on charged-off loans:
Commercial	2,281	3,102	5,218	3,125	4,723
Commercial real estate	3,777	4,763	4,685	3,871	6,838
Residential real estate	255	174	354	205	310
Consumer credit	3,927	3,186	4,081	3,056	4,333

Total recoveries	10,240	11,225	14,338	10,257	16,204

Net charge-offs (recoveries)	2,477	3,385	(1,461)	2,393	5,299
Provision for loan losses	3,050	960	2,923	3,097	(2,319)

Balance at end of period	$50,381	$49,808	$52,233	$47,849	$47,145

Average loans for the year (1)	$9,525,888	$8,265,169	$6,756,135	$5,703,294	$5,135,139
Asset Quality Ratios:
Allowance/year-end loans (1)	0.45%	0.55%	0.75%	0.76%	0.93%
Allowance/average loans (1)	0.53	0.60	0.77	0.84	0.92
Net charge-offs (recoveries)/average loans (2)	0.03	0.04	(0.02)	0.04	0.10

(1)	Loans exclude loans held for sale.
(2)	Net charge-offs include write-downs on loans transferred to held for sale.

The allowance for loan losses increased $0.6 million, or 1%, from December 31, 2016 to December 31, 2017. Net charge-offs totaled $2.5 million in 2017 compared to net charge-offs of $3.4 million in 2016. There were no industry segments representing a significant share of total net charge-offs. Net charge-offs (recoveries) to average loans was 0.03% in 2017 compared to 0.04% in 2016. Over the last twelve months, net charge-offs have remained low. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense.

As a percentage of total loans, the allowance ranged from 0.45% to 0.93% for the last five years, and was 0.45% at December 31, 2017. Our ratio of allowance for loan losses to total loans declined as of December 31, 2017 with the addition of Anchor (MN)’s $1.594 billion loan portfolio. In accordance with ASC 805, no allowance for loan losses is recorded at the date of acquisition and a reserve is only established to absorb any subsequent credit deterioration or adverse changes in expected cash flows.

The following table provides additional details of the components of the allowance for loan losses, including ASC 450, Contingencies, for loans collectively evaluated for impairment, ASC 310-10, Receivables, for loans individually evaluated for impairment, and ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, for loans acquired with deteriorated credit quality:

(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Loan balance	$11,087,585	$96,264	$70,810	$11,254,659
Remaining purchase discount	(105,321)	(3,933)	(27,284)	(136,538)

Loans, net of discount	$10,982,264	$92,331	$43,526	$11,118,121

Allowance, January 1, 2017	$41,532	$7,998	$278	$49,808
Charge-offs	(7,862)	(4,490)	(365)	(12,717)
Recoveries	3,951	5,423	866	10,240
Provision expense	2,516	1,147	(613)	3,050

Allowance, December 31, 2017	$40,137	$10,078	$166	$50,381

We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. The reserve for unfunded loan commitments is classified as a liability account on the balance sheet and totaled $3.1 million at December 31, 2017, compared to $3.2 million at December 31, 2016.

The following table details the allowance for loan losses by loan category and the percent of loans in each category compared to total loans at December 31.

	2017		2016		2015		2014		2013
		% of		% of		% of		% of		% of
		Loans		Loans		Loans		Loans		Loans
	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total
(dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial	$19,246	24.4%	$21,481	21.3%	$25,568	26.0%	$17,401	25.8%	$15,013	27.0%
Commercial real estate	21,436	39.2	18,173	34.7	15,993	26.6	17,348	27.1	19,031	22.8
Residential real estate	1,763	19.5	1,643	23.2	2,051	23.7	2,962	24.1	3,123	26.8
Consumer credit	7,936	16.9	8,511	20.8	7,684	22.2	6,586	20.7	4,574	19.1
Covered loans	—	—	—	—	937	1.5	3,552	2.3	5,404	4.3

Total	$50,381	100.0%	$49,808	100.0%	$52,233	100.0%	$47,849	100.0%	$47,145	100.0%

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

Potential cash flows, sales, or replacement value of many of our assets and liabilities, especially those that earn or pay interest, are sensitive to changes in the general level of interest rates. This interest rate risk arises primarily from our normal business activities of gathering deposits and extending loans. Many factors affect our exposure to changes in interest rates, such as general economic and financial conditions, customer preferences, historical pricing relationships, and re-pricing characteristics of financial instruments. Our earnings can also be affected by the monetary and fiscal policies of the U.S. Government and its agencies, particularly the Federal Reserve.

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

A key element in our ongoing process is to measure and monitor interest rate risk using a model to quantify the impact of changing interest rates on Old National. The model quantifies the effects of various possible interest rate scenarios on projected net interest income. The model measures the impact on net interest income relative to a base case scenario. The base case scenario assumes that the balance sheet and interest rates are held at current levels. The model shows our projected net interest income sensitivity based on interest rate changes only and does not consider other forecast assumptions.

The following table illustrates our projected net interest income sensitivity over a two year cumulative horizon based on the asset/liability model as of December 31, 2017 and 2016:

	Immediate Rate Decrease -50 Basis Points		Immediate Rate Increase
			+100	+200	+300
(dollars in thousands)		Base	Basis Points	Basis Points	Basis Points
December 31, 2017
Projected interest income:
Money market, other interest earning investments, and investment securities	$225,619	$234,618	$247,478	$259,531	$272,707
Loans	856,693	914,205	1,026,924	1,138,107	1,248,623

Total interest income	1,082,312	1,148,823	1,274,402	1,397,638	1,521,330

Projected interest expense:
Deposits	33,625	60,527	135,504	210,475	285,441
Borrowings	84,359	101,521	135,861	170,210	204,542

Total interest expense	117,984	162,048	271,365	380,685	489,983

Net interest income	$964,328	$986,775	$1,003,037	$1,016,953	$1,031,347

Change from base	$(22,447)		$16,262	$30,178	$44,572
% change from base	-2.27%		1.65%	3.06%	4.52%
December 31, 2016
Projected interest income:
Money market, other interest earning investments, and investment securities	$226,586	$234,297	$246,329	$255,974	$265,942
Loans	628,100	672,942	762,859	852,007	940,961

Total interest income	854,686	907,239	1,009,188	1,107,981	1,206,903

Projected interest expense:
Deposits	21,039	40,795	103,290	165,778	228,259
Borrowings	48,624	61,043	89,063	117,004	144,902

Total interest expense	69,663	101,838	192,353	282,782	373,161

Net interest income	$785,023	$805,401	$816,835	$825,199	$833,742

Change from base	$(20,378)		$11,434	$19,798	$28,341
% change from base	-2.53%		1.42%	2.46%	3.52%

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

Because the models are driven by expected behavior in various interest rate scenarios and many factors besides market interest rates affect our net interest income, we recognize that model outputs are not guarantees of actual results. For this reason, we model many different combinations of interest rates and balance sheet assumptions to understand our overall sensitivity to market interest rate changes, including shocks, yield curve flattening, yield curve steepening, as well as forecasts of likely interest rate scenarios. At December 31, 2017, our projected net interest income sensitivity based on the asset/liability models we utilize was within the limits of our interest rate risk policy for the scenarios tested.

We use derivative instruments, primarily interest rate swaps, to mitigate interest rate risk, including certain cash flow hedges on variable-rate debt with a notional amount of $675 million at December 31, 2017. Our derivatives had an estimated fair value loss of $2.2 million at December 31, 2017, compared to an estimated fair value loss of $5.9 million at December 31, 2016. See Note 21 to the consolidated financial statements for further discussion of derivative financial instruments.

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

A time deposit maturity schedule for Old National Bank is shown in the following table at December 31, 2017.

(dollars in thousands)
Maturity Bucket	Amount	Rate
2018	$1,111,266	0.30%
2019	229,944	0.97
2020	139,689	1.44
2021	62,777	1.40
2022	45,802	1.42
2023 and beyond	44,958	1.78

Total	$1,634,436	1.02%

Our ability to acquire funding at competitive prices is influenced by rating agencies’ views of our credit quality, liquidity, capital, and earnings. Moody’s Investor Service places us in an investment grade that indicates a low risk of default. For both Old National and Old National Bank:

•	Moody’s Investor Service affirmed the Long-Term Rating of A3 of Old National’s senior unsecured/issuer rating on August 9, 2017.

•	Moody’s Investor Service affirmed Old National Bank’s long-term deposit rating of Aa3 on August 9, 2017. The bank’s short-term deposit rating was affirmed at P-1 and the bank’s issuer rating was affirmed at A3.

The rating outlook from Moody’s Investor Service is negative. Moody’s Investor Service concluded a rating review of Old National Bank on August 9, 2017.

The credit ratings of Old National and Old National Bank at December 31, 2017 are shown in the following table.

Moody’s Investor Service
	Long-term	Short-term
Old National	A3	N/A
Old National Bank	Aa3	P-1

N/A = not applicable

Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well. At December 31, 2017, Old National and its subsidiaries had the following availability of liquid funds and borrowings:

(dollars in thousands)	Parent Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$46,886	$243,546
Unencumbered government-issued debt securities	—	1,252,299
Unencumbered investment grade municipal securities	—	664,494
Unencumbered corporate securities	—	142,413
Availability of borrowings:
Amount available from Federal Reserve discount window*	—	470,828
Amount available from Federal Home Loan Bank Indianapolis*	—	471,207

Total available funds	$46,886	$3,244,787

*	Based on collateral pledged

The Parent Company (Old National Bancorp) has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows, and funds used for acquisitions. The Parent Company can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit, and through the issuance of debt securities. Additionally, the Parent Company has a shelf registration in place with the SEC permitting ready access to the public debt and equity markets. At December 31, 2017, the Parent Company’s other borrowings outstanding were $230.7 million.

Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years. Prior regulatory approval to pay dividends was not required in 2016 or 2017 and is not currently required.

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $3.144 billion and standby letters of credit of $68.7 million at December 31, 2017. At December 31, 2017, approximately $2.896 billion of the loan commitments had fixed rates and $248.1 million had floating rates, with the floating interest rates ranging from 0% to 18%. At December 31, 2016, loan commitments were $2.354 billion and standby letters of credit were $51.7 million. The term of these off-balance sheet arrangements is typically one year or less.

Old National is a party in three separate risk participation transactions of interest rate swaps, which had total notional amount of $18.0 million at December 31, 2017.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, AND CONTINGENT LIABILITIES

The following table presents our significant fixed and determinable contractual obligations and significant commitments at December 31, 2017. Further discussion of each obligation or commitment is included in the referenced note to the consolidated financial statements.

		Payments Due In
(dollars in thousands)	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without stated maturity		$10,971,328	$—	$—	$—	$10,971,328
IRAs, consumer, and brokered certificates of deposit	11	1,111,266	369,633	108,579	44,958	1,634,436
Federal funds purchased and interbank borrowings		335,033	—	—	—	335,033
Securities sold under agreements to repurchase	12	384,810	—	—	—	384,810
Federal Home Loan Bank advances	13	999,896	251,962	58,500	299,221	1,609,579
Other borrowings	14	127	284	332	248,039	248,782
Fixed interest payments (1)		22,835	36,245	33,736	54,962	147,778
Operating leases	7	18,919	34,328	29,719	63,828	146,794
Other long-term liabilities (2)		46,033	2,737	33	63	48,866

(1)	Our senior notes, subordinated notes, certain trust preferred securities, and certain FHLB advances have fixed rates ranging from 1.01% to 6.08%. All of our other long-term debt is at LIBOR based variable rates at December 31, 2017. The projected variable interest assumes no increase in LIBOR rates from December 31, 2017.
(2)	Includes unfunded commitments on qualified affordable housing projects and other tax credit investments.

We rent certain premises and equipment under operating leases. See Note 7 to the consolidated financial statements for additional information on long-term lease arrangements.

We are party to various derivative contracts as a means to manage the balance sheet and our related exposure to changes in interest rates, to manage our residential real estate loan origination and sale activity, and to provide derivative contracts to our clients. Since the derivative liabilities recorded on the balance sheet change frequently and do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above. Further discussion of derivative instruments is included in Note 21 to the consolidated financial statements.

In the normal course of business, various legal actions and proceedings are pending against us and our affiliates which are incidental to the business in which they are engaged. Further discussion of contingent liabilities is included in Note 22 to the consolidated financial statements.

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

Management’s analysis of probable losses in the portfolio at December 31, 2017 resulted in a range for allowance for loan losses of $15.2 million. The range pertains to general (FASB ASC 450, Contingencies) reserves for both retail and performing commercial loans. Specific (FASB ASC 310, Receivables) reserves do not have a range of probable loss. Due to the risks and uncertainty associated with the economy and our projection of loss rates inherent in the portfolio, we establish a range of probable outcomes (a high-end estimate and a low-end estimate) and evaluate our position within this range. The potential effect to net income based on our position in the range relative to the high and low endpoints is a decrease of $1.4 million and an increase of $8.4 million, respectively, after taking into account the tax effects. These sensitivities are hypothetical and may not represent actual results.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Old National is responsible for establishing and maintaining adequate internal control over financial reporting. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Old National’s management assessed the effectiveness of Old National’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. As permitted, Old National has excluded the operations of Anchor Bancorp, Inc. acquired November 1, 2017, which is described in Note 2 to the consolidated financial statements. The assets acquired in this acquisition and excluded from management’s assessment on internal control over financial reporting comprised approximately 9.8% of total consolidated assets at December 31, 2017. Based on that assessment Old National has concluded that, as of December 31, 2017, Old National’s internal control over financial reporting is effective. Old National’s independent registered public accounting firm has audited the effectiveness of Old National’s internal control over financial reporting as of December 31, 2017 as stated in their report which follows.

Crowe Horwath LLP
Independent Member Crowe Horwath International

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors of Old National Bancorp

Evansville, Indiana

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Old National Bancorp (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. As permitted, the Company has excluded the operations of Anchor Bancorp, Inc. acquired during 2017, which is described in Note 2 of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

Crowe Horwath LLP

We have served as the Company’s auditor since 2005, which is the year the engagement letter was signed for the audit of the 2006 financial statements.

Indianapolis, Indiana

February 15, 2018

OLD NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars and shares in thousands, except per share data)	2017	2016
Assets
Cash and due from banks	$222,753	$209,381
Money market and other interest-earning investments	67,679	46,138

Total cash and cash equivalents	290,432	255,519
Trading securities, at fair value	5,584	4,982
Investment securities - available-for-sale, at fair value	3,196,207	2,797,174
Investment securities - held-to-maturity, at amortized cost (fair value $727,703 and $784,172, respectively)	684,063	745,090
Federal Home Loan Bank/Federal Reserve Bank stock, at cost	119,686	101,716
Loans held for sale, at fair value	17,930	90,682
Loans, net of unearned income	11,118,121	9,010,512
Allowance for loan losses	(50,381)	(49,808)

Net loans	11,067,740	8,960,704

Premises and equipment, net	458,074	429,622
Accrued interest receivable	87,102	81,381
Goodwill	828,051	655,018
Other intangible assets	53,096	37,677
Company-owned life insurance	403,753	352,956
Net deferred tax assets	110,857	181,863
Loan servicing rights	24,661	25,561
Assets held for sale	7,180	5,970
Other real estate owned and repossessed personal property	8,810	18,546
Other assets	155,066	115,776

Total assets	$17,518,292	$14,860,237

Liabilities
Deposits:
Noninterest-bearing demand	$3,680,807	$3,016,093
Interest-bearing:
NOW	3,115,822	2,596,595
Savings	3,035,622	2,954,709
Money market	1,139,077	707,748
Time	1,634,436	1,468,108

Total deposits	12,605,764	10,743,253

Federal funds purchased and interbank borrowings	335,033	213,003
Securities sold under agreements to repurchase	384,810	367,052
Federal Home Loan Bank advances	1,609,579	1,353,092
Other borrowings	248,782	218,939
Accrued expenses and other liabilities	179,927	150,481

Total liabilities	15,363,895	13,045,820

Commitments and contingencies (Note 22)
Shareholders’ Equity
Preferred stock, series A, 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $1.00 per share stated value, 300,000 shares authorized, 152,040 and 135,159 shares issued and outstanding, respectively	152,040	135,159
Capital surplus	1,639,499	1,348,338
Retained earnings	413,130	390,292
Accumulated other comprehensive income (loss), net of tax	(50,272)	(59,372)

Total shareholders’ equity	2,154,397	1,814,417

Total liabilities and shareholders’ equity	$17,518,292	$14,860,237

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(dollars and shares in thousands, except per share data)	2017	2016	2015
Interest Income
Loans including fees:
Taxable	$389,219	$349,095	$304,452
Nontaxable	13,970	12,287	11,566
Investment securities:
Taxable	63,031	57,005	57,336
Nontaxable	28,858	28,617	25,788
Money market and other interest-earning investments	258	130	47

Total interest income	495,336	447,134	399,189

Interest Expense
Deposits	20,356	17,283	14,168
Federal funds purchased and interbank borrowings	1,966	673	265
Securities sold under agreements to repurchase	1,270	1,509	1,488
Federal Home Loan Bank advances	24,818	15,547	8,121
Other borrowings	9,758	9,419	9,031

Total interest expense	58,168	44,431	33,073

Net interest income	437,168	402,703	366,116
Provision for loan losses	3,050	960	2,923

Net interest income after provision for loan losses	434,118	401,743	363,193

Noninterest Income
Wealth management fees	37,316	34,641	34,395
Service charges on deposit accounts	41,331	41,578	43,372
Debit card and ATM fees	17,676	16,769	21,340
Mortgage banking revenue	18,449	20,240	12,540
Insurance premiums and commissions	617	20,527	42,714
Investment product fees	20,977	18,822	17,924
Capital markets income	6,544	3,227	1,082
Company-owned life insurance	8,654	8,479	8,604
Net securities gains (losses)	9,135	5,848	5,718
Recognition of deferred gain on sale leaseback transactions	2,080	16,057	16,444
Gain on sale of ONB Insurance Group, Inc.	—	41,864	—
Net gain on branch divestitures	—	—	15,627
Change in FDIC indemnification asset	—	233	(9,034)
Other income	20,603	24,545	19,906

Total noninterest income	183,382	252,830	230,632

Noninterest Expense
Salaries and employee benefits	246,738	252,892	243,875
Occupancy	46,511	50,947	53,239
Equipment	13,560	13,448	13,183
Marketing	13,172	14,620	10,410
Data processing	32,306	32,002	27,309
Communication	9,284	9,959	9,586
Professional fees	16,840	15,705	11,756
Loan expense	6,596	7,632	6,373
Supplies	2,406	2,865	2,275
FDIC assessment	9,480	8,681	7,503
Other real estate owned expense	3,376	4,195	2,703
Amortization of intangibles	11,841	12,486	11,746
Amortization of tax credit investments	11,733	—	—
Other expense	24,993	28,715	30,974

Total noninterest expense	448,836	454,147	430,932

Income before income taxes	168,664	200,426	162,893
Income tax expense	72,939	66,162	46,177

Net income	$95,725	$134,264	$116,716

Net income per common share - basic	$0.69	$1.05	$1.01
Net income per common share - diluted	0.69	1.05	1.00

Weighted average number of common shares outstanding - basic	137,821	127,705	115,726
Weighted average number of common shares outstanding - diluted	138,513	128,301	116,255

Dividends per common share	$0.52	$0.52	$0.48

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(dollars in thousands)	2017	2016	2015
Net income	$95,725	$134,264	$116,716
Other comprehensive income (loss):
Change in securities available-for-sale:
Unrealized holding gains (losses) for the period	14,259	(49,813)	1,173
Reclassification adjustment for securities gains realized in income	(9,135)	(5,848)	(5,718)
Income tax effect	(1,669)	20,455	1,487

Unrealized gains (losses) on available-for-sale securities	3,455	(35,206)	(3,058)
Change in securities held-to-maturity:
Amortization of fair value for securities held-to-maturity previously recognized into accumulated other comprehensive income	1,830	1,776	1,692
Income tax effect	(627)	(606)	(396)

Changes from securities held-to-maturity	1,203	1,170	1,296
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	927	(2,323)	(8,107)
Reclassification adjustment for losses realized in net income	6,135	6,453	2,719
Income tax effect	(2,684)	(1,569)	2,047

Changes from cash flow hedges	4,378	2,561	(3,341)
Defined benefit pension plans:
Amortization of net (gain) loss and settlement cost recognized in income	159	11,203	3,002
Income tax effect	(95)	(4,303)	(1,141)

Changes from defined benefit pension plans	64	6,900	1,861

Other comprehensive income (loss), net of tax	9,100	(24,575)	(3,242)

Comprehensive income	$104,825	$109,689	$113,474

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2015	$116,847	$1,118,292	$262,180	$(31,555)	$1,465,764
Net income	—	—	116,716	—	116,716
Other comprehensive loss	—	—	—	(3,242)	(3,242)
Acquisition of Founders Financial Corporation	3,402	47,224	—	—	50,626
Dividends - common stock ($0.48 per share)	—	—	(55,552)	—	(55,552)
Common stock issued	29	362	—	—	391
Common stock repurchased	(6,399)	(82,296)	—	—	(88,695)
Stock based compensation expense	—	4,255	—	—	4,255
Stock activity under incentive compensation plans	418	74	415	—	907

Balance, December 31, 2015	114,297	1,087,911	323,759	(34,797)	1,491,170
Net income	—	—	134,264	—	134,264
Other comprehensive loss	—	—	—	(24,575)	(24,575)
Acquisition of Anchor BanCorp Wisconsin Inc.	20,415	253,150	—	—	273,565
Dividends - common stock ($0.52 per share)	—	—	(67,536)	—	(67,536)
Common stock issued	32	356	—	—	388
Common stock repurchased	(154)	(1,890)	—	—	(2,044)
Stock based compensation expense	—	7,318	—	—	7,318
Stock activity under incentive compensation plans	569	1,493	(195)	—	1,867

Balance, December 31, 2016	135,159	1,348,338	390,292	(59,372)	1,814,417
Net income	—	—	95,725	—	95,725
Other comprehensive income	—	—	—	9,100	9,100
Acquisition of Anchor Bancorp, Inc.	16,527	284,301	—	—	300,828
Dividends - common stock ($0.52 per share)	—	—	(72,604)	—	(72,604)
Common stock issued	24	380	—	—	404
Common stock repurchased	(153)	(2,608)	—	—	(2,761)
Stock based compensation expense	—	6,275	—	—	6,275
Stock activity under incentive compensation plans	483	2,813	(283)	—	3,013

Balance, December 31, 2017	$152,040	$1,639,499	$413,130	$(50,272)	$2,154,397

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2017	2016	2015
Cash Flows From Operating Activities
Net income	$95,725	$134,264	$116,716

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	22,183	16,558	14,101
Amortization of other intangible assets	11,841	12,486	11,746
Amortization of tax credit investments	11,733	—	—
Net premium amortization on investment securities	15,302	18,633	18,609
Amortization of and net gains on termination of FDIC indemnification asset	—	(458)	9,034
Stock-based compensation expense	6,275	7,318	4,255
Excess tax (benefit) expense on stock-based compensation	79	—	—
Provision for loan losses	3,050	960	2,923
Net securities (gains) losses	(9,135)	(5,848)	(5,718)
Recognition of deferred gain on sale leaseback transactions	(2,080)	(16,057)	(16,444)
Gain on sale of ONB Insurance Group, Inc.	—	(41,864)	—
Net gain on branch divestitures	—	—	(15,627)
Net gains on sales of loans and other assets	(6,421)	(4,741)	(5,232)
Increase in cash surrender value of company-owned life insurance	(8,654)	(8,479)	(8,604)
Residential real estate loans originated for sale	(452,604)	(637,639)	(350,846)
Proceeds from sale of residential real estate loans	535,271	578,653	362,157
(Increase) decrease in interest receivable	151	(4,974)	(7,523)
(Increase) decrease in other real estate owned	10,794	11,301	4,538
(Increase) decrease in other assets	45,008	46,462	16,079
Increase (decrease) in accrued expenses and other liabilities	12,141	(24,524)	(26,408)

Total adjustments	194,934	(52,213)	7,040

Net cash flows provided by (used in) operating activities	290,659	82,051	123,756

Cash Flows From Investing Activities
Cash portion of bank purchase price, net of cash acquired	2,564	(62,532)	(37,098)
Proceeds from sale of ONB Insurance Group, Inc.	—	91,771	—
Payments related to branch divestitures	—	—	(333,095)
Purchases of investment securities available-for-sale	(874,555)	(1,625,746)	(832,419)
Purchases of investment securities held-to-maturity	—	—	(74,862)
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	(17,979)	(10,974)	(21,872)
Proceeds from maturities, prepayments, and calls of investment securities available-for-sale	438,818	1,177,130	764,649
Proceeds from sales of investment securities available-for-sale	342,233	243,312	343,486
Proceeds from maturities, prepayments, and calls of investment securities held-to-maturity	57,682	120,954	39,799
Proceeds from sales of investment securities held-to-maturity	—	—	855
Proceeds from sales of Federal Home Loan Bank/Federal Reserve Bank stock	6,594	—	8,711
Proceeds from sales of trading securities	127	—	—
Reimbursements under FDIC loss share agreements	—	10,000	3,548
Net principal collected from (loans made to) loan customers	(516,095)	(427,686)	(285,875)
Proceeds from settlements on company-owned life insurance	2,347	4,095	1,224
Proceeds from sale of premises and equipment and other assets	18,592	6,332	7,714
Purchases of premises and equipment and other assets	(37,303)	(224,659)	(85,661)

Net cash flows provided by (used in) investing activities	(576,975)	(698,003)	(500,896)

Cash Flows From Financing Activities
Net increase (decrease) in:
Deposits	85,062	489,680	89,328
Federal funds purchased and interbank borrowings	76,430	(78,087)	95,903
Securities sold under agreements to repurchase	(5,207)	(23,489)	(31,205)
Payments for maturities of Federal Home Loan Bank advances	(947,694)	(594,541)	(229,109)
Payments for maturities/redemptions of other borrowings	(20,056)	(67)	(63)
Proceeds from Federal Home Loan Bank advances	1,205,000	925,000	575,000
Cash dividends paid on common stock	(72,604)	(67,536)	(55,552)
Common stock repurchased	(2,761)	(2,044)	(88,695)
Proceeds from exercise of stock options	2,655	2,349	997
Common stock issued	404	388	391

Net cash flows provided by (used in) financing activities	321,229	651,653	356,995

Net increase (decrease) in cash and cash equivalents	34,913	35,701	(20,145)
Cash and cash equivalents at beginning of period	255,519	219,818	239,963

Cash and cash equivalents at end of period	$290,432	$255,519	$219,818

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF OPERATIONS

Old National Bancorp, a financial holding company headquartered in Evansville, Indiana, operates primarily in Indiana, Kentucky, Michigan, Wisconsin, and Minnesota. Its principal subsidiary is Old National Bank. Through its bank and non-bank affiliates, Old National Bancorp provides to its clients an array of financial services including loan, deposit, wealth management, investment consulting, and investment products.

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

Other-Than-Temporary Impairment – Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer including an evaluation of credit ratings, (3) whether the market decline was affected by macroeconomic conditions, (4) the intent of Old National to sell a security, and (5) whether it is more likely than not Old National will have to sell the security before recovery of its cost basis. If Old National intends to sell an impaired security, Old National records an other-than-temporary loss in an amount equal to the entire difference between fair value and amortized cost. If a security is determined to be other-than-temporarily impaired, but Old National does not intend to sell the security and it is not more likely than not that it will be required to sell the security, only the credit portion of the estimated loss is recognized in earnings, with the other portion of the loss recognized in other comprehensive income. See Note 3 to the consolidated financial statements for a detailed description of the quarterly evaluation process.

Federal Home Loan Bank Stock

Old National is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Loans Held for Sale

Loans that Old National has originated with an intent to sell are classified as loans held for sale and are recorded in accordance with FASB ASC 825-10 at fair value, determined individually, as of the balance sheet date. The loan’s fair value includes the servicing value of the loans as well as any accrued interest.

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

Old National charges off small commercial loans scored through our small business credit center with contractual balances under $250,000 that are 90 days or more delinquent and do not have adequate collateral support. For all portfolio segments, the general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

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

Goodwill and Other Intangible Assets

The excess of the cost of acquired entities over the fair value of identifiable assets acquired less liabilities assumed is recorded as goodwill. In accordance with FASB ASC 350, Intangibles – Goodwill and Other, amortization of goodwill and indefinite-lived assets is not recorded. However, the recoverability of goodwill and other intangible assets are annually tested for impairment. Other intangible assets, including core deposits and customer business relationships, are amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years.

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

Loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type, term, and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If Old National later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. Changes in valuation allowances are reported with mortgage banking revenue on the income statement. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Servicing fee income, which is reported on the income statement as mortgage banking revenue, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan and are recorded as income when earned.

Derivative Financial Instruments

As part of Old National’s overall interest rate risk management, Old National uses derivative instruments, including TBA forward agreements and interest rate swaps, caps, and floors. All derivative instruments are recognized on the balance sheet at their fair value in accordance with ASC 815, as amended. At the inception of the derivative contract, Old National will designate the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”). For derivatives that are designated and qualify as a fair value hedge, the change in value of the derivative, as well as the offsetting change in value of the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in fair values. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the change in value on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For all hedging relationships, changes in fair value of derivatives that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of the change. Similarly, the changes in the fair value of derivatives that do not qualify for hedge accounting under ASC Topic 815 are also reported currently in earnings, in noninterest income.

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

The following table reconciles basic and diluted net income per share for the years ended December 31.

(dollars and shares in thousands, except per share data)	Years Ended December 31,
	2017	2016	2015
Basic Earnings Per Share
Net income	$95,725	$134,264	$116,716
Weighted average common shares outstanding	137,821	127,705	115,726
Basic Net Income Per Share	$0.69	$1.05	$1.01

Diluted Earnings Per Share
Net income	$95,725	$134,264	$116,716
Weighted average common shares outstanding	137,821	127,705	115,726
Effect of dilutive securities:
Restricted stock (1)	599	543	440
Stock options (2)	93	53	89

Weighted average shares outstanding	138,513	128,301	116,255
Diluted Earnings Per Share	$0.69	$1.05	$1.00

(1)	8 thousand shares and 3 thousand shares of restricted stock at December 31, 2017 and 2016, respectively, were not included in the computation of net income per diluted share because the effect would be antidilutive. There were no shares of restricted stock excluded at December 31, 2015 because the effect would be antidilutive.
(2)	Options to purchase 0.1 million shares, 0.5 million shares, and 0.7 million shares outstanding at December 31, 2017, 2016, and 2015, respectively, were not included in the computation of net income per diluted share because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

Old National is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in other assets on the balance sheet, with any unfunded commitments included with other liabilities. Certain of these assets qualify for the proportional amortization method and are amortized over the period that Old National expects to receive the tax credits, with the expense included within income tax expense on the consolidated statements of income. The other investments are accounted for under the equity method, with the expense included within pre-tax income on the consolidated statements of income. All of our tax credit investments are evaluated for impairment at the end of each reporting period.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the normal course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. See Note 22 to the consolidated financial statements for further disclosure.

Statement of Cash Flows Data

For the purpose of presentation in the accompanying consolidated statement of cash flows, cash and cash equivalents are defined as cash, due from banks, federal funds sold and resell agreements, and money market investments, which have maturities less than 90 days. The following table summarizes the supplemental cash flow information for the years ended December 31:

	Years Ended December 31,
(dollars in thousands)	2017	2016	2015
Cash payments:
Interest	$56,682	$43,698	$32,712
Income taxes (net of refunds)	4,326	23,636	14,824
Noncash Investing and Financing Activities:
Transfer of premises and equipment to assets held for sale	16,617	4,620	9,070

The following table summarizes the common shares issued and resultant value of total shareholders’ equity associated with acquisitions for the years ended December 31:

(dollars and shares in thousands)	Shares of Common Stock	Total Shareholders’ Equity
2017
Acquisition of Anchor (MN)	16,527	$300,828

2016
Acquisition of Anchor (WI)	20,415	$273,565

2015
Acquisition of Founders	3,402	$50,626

Impact of Accounting Changes

FASB ASC 606 – In May 2014, the FASB issued an update (ASU No. 2014-09, Revenue from Contracts with Customers) creating FASB Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. We have finalized our in-depth assessment and identified the revenue line items within the scope of this new guidance. Neither the new standard, nor any of the amendments detailed below, resulted in a material change from our current accounting for revenue because the majority of Old National’s financial instruments are not within the scope of Topic 606, and those that are require no change in the accounting. We had elected to implement using the modified retrospective application, with the cumulative effect recorded as an adjustment to opening retained earnings at January 1, 2018. Due to immateriality, we will have no cumulative effect to record. We are still finalizing the changes to related disclosures.

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

FASB ASC 825 – In January 2016, the FASB issued an update (ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities). The amendments in this update impact public business entities as follows: (1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. (2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. (3) Eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. (4) Require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. (5) Require an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. (6) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. (7) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. We have completed our evaluation of adopting the new guidance on the consolidated financial statements and no impact will be recorded.

FASB ASC 842 – In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. Based on leases outstanding at December 31, 2017, we do not expect the new standard to have a material impact on our income statement, but anticipate an $80 million to $100 million increase in our assets and liabilities. Decisions to repurchase, modify, or renew leases prior to the implementation date will impact this level of materiality.

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

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. Topic 815, Derivatives and Hedging, requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met. One of those criteria is that the economic characteristics and risks of the embedded derivatives are not clearly and closely related to the economic characteristics and risks of the host contract. The amendments clarify what steps are required when assessing “clearly and closely related.” The amendments in this update became effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, and did not have a material impact on the consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in the update make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The amendments in this update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This update addresses several limitations that current GAAP places on the risk components, how an entity can designate the hedged item in a fair value hedge of interest rate risk, and how an entity can measure changes in fair value of the hedged item attributable to interest rate risk. In addition to the amendments to the designation and measurement guidance for qualifying hedging relationships, the amendments in this update also align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements to increase the understandability of the results of an entity’s intended hedging strategies. The amendments in this update require an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. Current GAAP provides special hedge accounting only for the portion of the hedge deemed to be “highly effective” and requires an entity to separately reflect the amount by which the hedging instrument does not offset the hedged item, which is referred to as the “ineffective” amount. However, the concept and reporting of hedge ineffectiveness were difficult for financial statement users to understand and, at times, for preparers to explain. The FASB board decided on an approach that no longer separately measures and reports hedge ineffectiveness. This update also includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. Current GAAP contains specific requirements for initial and ongoing quantitative hedge effectiveness testing and strict requirements for specialized effectiveness testing methods that allow an entity to forgo quantitative hedge effectiveness assessments for qualifying relationships. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. Early adoption is permitted in any interim period. Management has elected to early adopt this update effective January 1, 2018 using the modified retrospective method. The impact of the adoption will result in a reduction to Old National’s opening retained earnings of approximately $0.5 million. In addition, as permitted by the amendments in the update, Old National is reclassifying $447.0 million in state and political subdivision securities with unrealized holding gains of $26.1 million from the held-to-maturity portfolio to the available-for-sale portfolio.

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

FASB ASC 718 – In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting. The amendments are intended to improve the accounting for employee shared-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The amendments in this update became effective on January 1, 2017 and resulted in a $0.1 million expense during 2017.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this update provide guidance about which changes to the terms and conditions of a shared-based payment award require an entity to apply modification accounting. An entity should account for the effect of a modification unless all the following are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. We have completed our evaluation of adopting the new guidance on the consolidated financial statements and there is no impact to record.

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

FASB ASC 740 – In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Current guidance prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in generally accepted accounting principles. The exception has led to diversity in practice and is a source of complexity in financial reporting. FASB decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments in this update do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We have completed our evaluation of the impact of adopting the new guidance on the consolidated financial statements. An immaterial impact of approximately $1.4 million will be recorded in 2018.

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

FASB ASC 610 – In February 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. Subtopic 610-20 was originally issued as part of ASU No. 2014-09 to provide guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. This update was issued to help clarify uncertainties and complexities of ASU 2014-09. The amendments in this update define the term in substance nonfinancial asset, in part, as a financial asset promised to a counterparty in a contract if substantially all of its fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets. If substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets. The amendments in this update also clarify that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. The amendments in this update require an entity to derecognize a distinct nonfinancial asset or distinct in substance nonfinancial asset in a partial sale transaction when it (1) does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with Topic 810 and (2) transfers control of the asset in accordance with Topic 606. Once an entity transfers control of a distinct nonfinancial asset or distinct in substance nonfinancial asset, it is required to measure any noncontrolling interest it receives (or retains) at fair value. The amendments are effective at the same time as the amendments in ASU 2014-09. Therefore, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

FASB ASC 715 – In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this update require that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. The amendments in this update improve the consistency, transparency, and usefulness of financial information to users that have communicated that the service cost component generally is analyzed differently from the other components of net benefit cost. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. We have completed our evaluation of adopting the new guidance on the consolidated financial statements and there is no impact to record.

FASB ASC 310 – In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This update amends the amortization period for certain purchased callable debt securities held at a premium. FASB is shortening the amortization period for the premium to the earliest call date. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. Concerns were raised that current GAAP excludes certain callable debt securities from consideration of early repayment of principal even if the holder is certain that the call will be exercised. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings. There is diversity in practice (1) in the amortization period for premiums of callable debt securities and (2) in how the potential for exercise of a call is factored into current impairment assessments. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

NOTE 2 – ACQUISITION AND DIVESTITURE ACTIVITY

Acquisitions

Anchor BanCorp Wisconsin Inc.

Effective May 1, 2016, Old National completed the acquisition of Madison, Wisconsin-based Anchor (WI) through a stock and cash merger. Anchor (WI) was a savings and loan holding company with AnchorBank (WI) as its wholly-owned subsidiary. AnchorBank (WI) operated 46 banking centers, including 32 banking centers in the Madison, Milwaukee, and Fox Valley triangle. Old National achieved cost savings by integrating the two companies and combining accounting, data processing, retail and lending support, and other administrative functions after the merger, which enabled Old National to achieve economies of scale in these areas.

Pursuant to the merger agreement, shareholders of Anchor (WI) could elect to receive either 3.5505 shares of Old National Common Stock or $48.50 in cash for each share of Anchor (WI) they held, subject to a maximum of 40% of the purchase price in cash. The total fair value of consideration paid for Anchor (WI) was $459.8 million, consisting of $186.2 million of cash and the issuance of 20.4 million shares of Old National Common Stock valued at $273.6 million. This acquisition was accounted for under the acquisition method of accounting. Accordingly, Old National recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while $15.9 million of transaction and integration costs were expensed as incurred.

As of April 30, 2017, Old National finalized its valuation of all assets acquired and liabilities assumed, resulting in no material change to acquisition accounting adjustments. A summary of the fair values of the acquired assets, liabilities assumed, and resulting goodwill are as follows (in thousands):

Cash and cash equivalents	$123,657
Investment securities	235,240
FHLB stock	4,596
Loans held for sale	9,334
Loans	1,637,806
Premises and equipment	35,721
Accrued interest receivable	7,308
Other real estate owned	17,349
Company-owned life insurance	7,278
Other assets	126,210
Deposits	(1,852,713)
Securities sold under agreements to repurchase	(3,132)
Other borrowings	(123)
Accrued expenses and other liabilities	(36,957)

Net tangible assets acquired	311,574
Definite-lived intangible assets acquired	21,559
Loan servicing rights	15,274
Goodwill	111,347

Total consideration	$459,754

Goodwill related to this acquisition will not be deductible for tax purposes.

The estimated fair value of the core deposit intangible was $21.6 million and is being amortized over an estimated useful life of 7 years.

Acquired loan data for Anchor (WI) can be found in the table below:

(in thousands)	Fair Value of Acquired Loans at Acquisition Date	Gross Contractual Amounts Receivable at Acquisition Date	Best Estimate at Acquisition Date of Contractual Cash Flows Not Expected to be Collected
Acquired receivables subject to ASC 310-30	$20,174	$29,544	$6,153
Acquired receivables not subject to ASC 310-30	$1,617,632	$2,143,532	$274,155

Anchor Bancorp, Inc.

Effective November 1, 2017, Old National completed the acquisition of St. Paul, Minnesota-based Anchor (MN) through a stock and cash merger. Anchor (MN) was a bank holding company with Anchor Bank (MN) as its wholly-owned subsidiary. Founded in 1967 and with 17 total branches, Anchor Bank (MN) was one of the largest community banks headquartered in the Twin Cities, and also served Mankato, Minnesota. Anchor Bank (MN) has no affiliation with the former AnchorBank (WI) in Madison, Wisconsin, which Old National acquired in 2016. Old National believes that it will be able to achieve cost savings by integrating the two companies and combining accounting, data processing, retail and lending support, and other administrative functions, which will enable Old National to achieve economies of scale in these areas.

Pursuant to the merger agreement, each holder of Anchor (MN) common stock received $2.625 in cash and 1.350 shares of Old National Common Stock per share of Anchor (MN) common stock such holder owned. The total fair value of consideration for Anchor (MN) was $332.8 million, consisting of $31.9 million of cash and the issuance of 16.5 million shares of Old National Common Stock valued at $300.8 million. This acquisition was accounted for under the acquisition method of accounting. Accordingly, Old National recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. Through December 31, 2017, transaction and integration costs of $12.3 million associated with this acquisition have been expensed and remaining integration costs will be expensed in future periods as incurred.

The following table reflects management’s preliminary valuation of the assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$34,501
Investment securities	302,195
FHLB/Federal Reserve Bank stock	6,585
Loans held for sale	1,407
Loans	1,593,991
Premises and equipment	33,556
Accrued interest receivable	5,872
Other real estate owned	1,058
Company-owned life insurance	44,490
Other assets	29,872
Deposits	(1,777,449)
Federal funds purchased and interbank borrowings	(45,600)
Securities sold under agreements to repurchase	(22,965)
Other borrowings	(49,257)
Accrued expenses and other liabilities	(25,784)

Net tangible assets acquired	132,472
Definite-lived intangible assets acquired	27,260
Goodwill	173,033

Total consideration	$332,765

Prior to the end of the one-year measurement period for finalizing acquisition-date fair values, if information becomes available which would indicate adjustments are required to the allocation, such adjustments will be included in the allocation in the reporting period in which the adjustment amounts are determined.

Goodwill related to this acquisition will not be deductible for tax purposes.

The estimated fair value of the core deposit intangible was $27.3 million and is being amortized over an estimated useful life of 10 years.

Acquired loan data for Anchor (MN) can be found in the table below:

(in thousands)	Fair Value of Acquired Loans at Acquisition Date	Gross Contractual Amounts Receivable at Acquisition Date	Best Estimate at Acquisition Date of Contractual Cash Flows Not Expected to be Collected
Acquired receivables subject to ASC 310-30	$10,555	$16,898	$4,787
Acquired receivables not subject to ASC 310-30	$1,583,436	$1,879,449	$87,767

Summary of Unaudited Pro-Forma Information

The unaudited pro-forma information below for 2017 and 2016 gives effect to the Anchor (MN) acquisition as if it had occurred on January 1, 2016. The pro-forma financial information is not necessarily indicative of the results of operations if the acquisition had been effective as of this date.

(dollars in thousands)	2017	2016
Revenue (1)	$700,944	$738,280
Income before income taxes	$213,932	$214,737

(1)	Net interest income plus noninterest income.

Supplemental pro-forma earnings for 2017 were adjusted to exclude $12.3 million of acquisition-related costs incurred during 2017. Supplemental pro-forma earnings for 2016 were adjusted to include these charges.

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

In addition, Old National consolidated 23 branches throughout the Old National franchise during 2015 based on an ongoing assessment of our service and delivery network and on our goal to continue to move our franchise into stronger growth markets.

On May 31, 2016, Old National sold its insurance operations, ONI. Old National received approximately $91.8 million in cash resulting in a pre-tax gain of $41.9 million and an after-tax gain of $17.6 million. Goodwill and intangible assets of approximately $47.5 million were eliminated as part of this transaction. ONI was an ancillary business and did not meet the criteria to be treated as a discontinued operation as defined in ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

Based on an ongoing assessment of our service and delivery network, Old National consolidated 5 branches during 2016 and an additional 29 in 2017.

NOTE 3 – INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at December 31 and the corresponding amounts of unrealized gains and losses therein:

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2017
Available-for-Sale
U.S. Treasury	$5,473	$83	$(5)	$5,551
U.S. government-sponsored entities and agencies	675,643	3	(11,360)	664,286
Mortgage-backed securities - Agency	1,704,014	1,600	(37,932)	1,667,682
States and political subdivisions	529,835	5,085	(4,727)	530,193
Pooled trust preferred securities	16,605	—	(8,157)	8,448
Other securities	321,016	1,172	(2,141)	320,047

Total available-for-sale securities	$3,252,586	$7,943	$(64,322)	$3,196,207

Held-to-Maturity
Mortgage-backed securities - Agency	$6,903	153	$—	$7,056
States and political subdivisions	677,160	43,495	(8)	720,647

Total held-to-maturity securities	$684,063	$43,648	$(8)	$727,703

December 31, 2016
Available-for-Sale
U.S. Treasury	$6,963	$140	$—	$7,103
U.S. government-sponsored entities and agencies	506,234	113	(12,391)	493,956
Mortgage-backed securities - Agency	1,551,465	6,923	(33,369)	1,525,019
States and political subdivisions	446,003	4,183	(13,502)	436,684
Pooled trust preferred securities	17,011	—	(8,892)	8,119
Other securities	331,001	1,074	(5,782)	326,293

Total available-for-sale securities	$2,858,677	$12,433	$(73,936)	$2,797,174

Held-to-Maturity
U.S. government-sponsored entities and agencies	$40,131	$427	$—	$40,558
Mortgage-backed securities - Agency	10,640	300	—	10,940
States and political subdivisions	694,319	38,915	(560)	732,674

Total held-to-maturity securities	$745,090	$39,642	$(560)	$784,172

Proceeds from sales or calls of available-for-sale investment securities, the resulting realized gains and realized losses, and other securities gains or losses were as follows for the years ended December 31:

	Years Ended December 31,
(dollars in thousands)	2017	2016	2015
Proceeds from sales of available-for-sale securities	$342,233	$243,312	$343,486
Proceeds from calls of available-for-sale securities	88,233	635,624	404,277

Total	$430,466	$878,936	$747,763

Realized gains on sales of available-for-sale securities	$8,710	$5,423	$5,640
Realized gains on calls of available-for-sale securities	29	922	605
Realized losses on sales of available-for-sale securities	(263)	(450)	(518)
Realized losses on calls of available-for-sale securities	(8)	(147)	(15)
Other securities gains (losses) (1)	667	100	6

Net securities gains	$9,135	$5,848	$5,718

(1)	Other securities gains (losses) includes net realized and unrealized gains or losses associated with trading securities and mutual funds.

During 2015, Old National sold a municipal bond that was classified as held-to-maturity due to credit deterioration. Proceeds from the sale were $0.8 million and resulted in a gain of $52 thousand.

Investment securities pledged to secure public and other funds had a carrying value of $1.8 billion at December 31, 2017 and $1.4 billion at December 31, 2016.

Trading securities, which consist of mutual funds held in trusts associated with deferred compensation plans for former directors and executives, are recorded at fair value and totaled $5.6 million at December 31, 2017 and $5.0 million at December 31, 2016.

At December 31, 2017, Old National had a concentration of investment securities issued by certain states and their political subdivisions with the following aggregate market values: $375.1 million by Indiana, which represented 17.4% of shareholders’ equity, and $182.7 million by Texas, which represented 8.5% of shareholders’ equity. Of the Indiana municipal bonds, 98% are rated “A” or better, and the remaining 2% generally represent non-rated local interest bonds where Old National has a market presence. All of the Texas municipal bonds are rated “AA” or better, and the majority of issues are backed by the “AAA” rated State of Texas Permanent School Fund Guarantee Program.

As previously disclosed in Note 1, upon the early adoption of ASU No. 2017-12 on January 1, 2018, Old National is reclassifying $447.0 million in state and political subdivision securities from the held-to-maturity portfolio to the available-for-sale portfolio. Separately, on January 1, 2018, U.S. government-sponsored entities and agencies, agency mortgage-backed securities, and state and political subdivision securities with a fair value of $324.0 million were transferred from the available-for-sale portfolio to the held-to-maturity portfolio. The $10.8 million unrealized holding loss at the date of transfer shall continue to be reported as a separate component of shareholders’ equity and will be amortized over the remaining life of the securities as an adjustment to yield. The corresponding discount on these securities will offset this adjustment to yield as it is amortized.

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

	At December 31, 2017
(dollars in thousands)	Amortized	Fair	Weighted Average
Maturity	Cost	Value	Yield
Available-for-Sale
Within one year	$64,076	$64,084	2.13%
One to five years	420,949	417,941	2.02
Five to ten years	337,043	336,999	2.72
Beyond ten years	2,430,518	2,377,183	2.48

Total	$3,252,586	$3,196,207	2.43%

Held-to-Maturity
Within one year	$22,566	$22,692	6.23%
One to five years	115,596	120,904	5.08
Five to ten years	159,452	167,547	4.87
Beyond ten years	386,449	416,560	5.75

Total	$684,063	$727,703	5.44%

The following table summarizes the investment securities with unrealized losses at December 31 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2017
Available-for-Sale
U.S. Treasury	$1,480	$(5)	$—	$—	$1,480	$(5)
U.S. government-sponsored entities and agencies	201,773	(1,333)	408,493	(10,027)	610,266	(11,360)
Mortgage-backed securities—Agency	789,804	(8,692)	774,825	(29,240)	1,564,629	(37,932)
States and political subdivisions	196,024	(1,899)	90,637	(2,828)	286,661	(4,727)
Pooled trust preferred securities	—	—	8,448	(8,157)	8,448	(8,157)
Other securities	61,260	(429)	125,517	(1,712)	186,777	(2,141)

Total available-for-sale	$1,250,341	$(12,358)	$1,407,920	$(51,964)	$2,658,261	$(64,322)

Held-to-Maturity
States and political subdivisions	$2,309	$(8)	$—	$—	$2,309	$(8)

Total held-to-maturity	$2,309	$(8)	$—	$—	$2,309	$(8)

December 31, 2016
Available-for-Sale
U.S. government-sponsored entities and agencies	$432,192	$(12,391)	$—	$—	$432,192	$(12,391)
Mortgage-backed securities—Agency	1,177,093	(30,295)	57,636	(3,074)	1,234,729	(33,369)
States and political subdivisions	286,351	(13,247)	4,919	(255)	291,270	(13,502)
Pooled trust preferred securities	—	—	8,119	(8,892)	8,119	(8,892)
Other securities	121,498	(2,734)	126,539	(3,048)	248,037	(5,782)

Total available-for-sale	$2,017,134	$(58,667)	$197,213	$(15,269)	$2,214,347	$(73,936)

Held-to-Maturity
States and political subdivisions	$59,481	$(560)	$—	$—	$59,481	$(560)

Total held-to-maturity	$59,481	$(560)	$—	$—	$59,481	$(560)

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

We did not record OTTI in 2017, 2016, or 2015.

As of December 31, 2017, Old National’s securities portfolio consisted of 1,789 securities, 737 of which were in an unrealized loss position. The unrealized losses attributable to our U.S. Treasury, U.S. government-sponsored entities and agencies, agency mortgage-backed securities, states and political subdivisions, and other securities are the result of fluctuations in interest rates. Our pooled trust preferred securities are discussed below. At December 31, 2017, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell any securities.

Pooled Trust Preferred Securities

At December 31, 2017, our securities portfolio contained three pooled trust preferred securities with a fair value of $8.4 million and unrealized losses of $8.2 million. One of the pooled trust preferred securities in our portfolio falls within the scope of FASB ASC 325-10 (EITF 99-20) and has a fair value of $0.3 million with an unrealized loss of $2.4 million at December 31, 2017. This security was rated A3 at inception, but is rated D at December 31, 2017. The issuers in this security are banks. We use the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine whether an adverse change in cash flows has occurred during the quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and a limited number of recoveries on current or projected interest payment deferrals. In addition, we use the model to “stress” this CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Old National’s note class. For the years ended December 31, 2017 and 2016, our model indicated no OTTI on this security.

Two of our pooled trust preferred securities with a fair value of $8.1 million and unrealized losses of $5.8 million at December 31, 2017 are not subject to FASB ASC 325-10. These securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. For the years ended December 31, 2017 and 2016, our analysis indicated no OTTI on these securities.

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

Trust preferred securities								Actual	Expected	Excess
December 31, 2017								Deferrals	Defaults as	Subordination
(dollars in thousands)							# of Issuers	and Defaults	a % of	as a % of
		Lowest			Unrealized	Realized	Currently	as a % of	Remaining	Current
		Credit	Amortized	Fair	Gain/	Losses	Performing/	Original	Performing	Performing
	Class	Rating (1)	Cost	Value	(Loss)	2017	Remaining	Collateral	Collateral	Collateral
Pooled trust preferred securities:
Reg Div Funding 2004	B-2	D	$2,696	$273	$(2,423)	$—	21/36	32.1%	7.7%	0.0%
Pretsl XXVII LTD	B	B	4,414	2,478	(1,936)	—	34/44	16.7%	11.8%	33.1%
Trapeza Ser 13A	A2A	BBB	9,495	5,697	(3,798)	—	49/54	4.5%	8.3%	53.7%

			16,605	8,448	(8,157)	—
Single Issuer trust preferred securities:
Fleet Cap Tr V (BOA)		BBB-	3,406	3,290	(116)	—
JP Morgan Chase Cap XIII		BBB-	4,778	4,778	—	—
NB-Global		BBB-	803	935	132	—

			8,987	9,003	16	—
Total			$25,592	$17,451	$(8,141)	$—

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

NOTE 4 – LOANS HELD FOR SALE

Mortgage loans held for immediate sale in the secondary market were $17.9 million at December 31, 2017, compared to $90.7 million at December 31, 2016. Residential loans that Old National has originated with the intent to sell are recorded at fair value in accordance with FASB ASC 825-10, Financial Instruments. Conventional mortgage production is sold on a servicing retained basis. Certain loans, such as government guaranteed mortgage loans are sold on servicing released basis.

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Old National’s loans consist primarily of loans made to consumers and commercial clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling, and retailing. Most of Old National’s lending activity occurs within our principal geographic markets of Indiana, Kentucky, Michigan, Wisconsin, and Minnesota. Old National manages concentrations of credit exposure by industry, product, geography, customer relationship, and loan size, with no concentration of loans exceeding 10% of its portfolio.

The composition of loans at December 31 by lending classification was as follows:

	December 31,
(dollars in thousands)	2017	2016
Commercial (1)	$2,717,269	$1,917,099
Commercial real estate:
Construction (2)	374,306	357,802
Other (2)	3,980,246	2,773,051
Residential real estate	2,167,053	2,087,530
Consumer credit:
Home equity	507,507	476,439
Auto	1,148,672	1,167,737
Other	223,068	230,854

Total loans	11,118,121	9,010,512
Allowance for loan losses	(50,381)	(49,808)

Net loans	$11,067,740	$8,960,704

(1)	Includes direct finance leases of $29.5 million at December 31, 2017 and $10.8 million at December 31, 2016.
(2)	Certain commercial real estate construction loans were reclassified from commercial real estate - other due to a misclassification at December 31, 2016.

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

The acquisition of Anchor (MN) on November 1, 2017 added $864.4 million of commercial real estate loans to our portfolio. At 206%, Old National Bank’s commercial real estate loans as a percentage of its risk-based capital remained well below the regulatory guideline limit of 300% at December 31, 2017.

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

Consumer

Home equity loans are typically secured by a subordinate interest in 1-4 family residences, and consumer loans are secured by consumer assets such as automobiles or recreational vehicles. We assumed student loans in the acquisition of Anchor (WI) in May 2016. Student loans are guaranteed by the government from 97% to 100% and totaled $68.2 million at December 31, 2017, compared to $77.1 million at December 31, 2016. Some consumer loans are unsecured such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in residential property or other collateral values. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Related Party Loans

In the ordinary course of business, Old National grants loans to certain executive officers, directors, and significant subsidiaries (collectively referred to as “related parties”).

Activity in related party loans during 2017 is presented in the following table:

Year Ended
(dollars in thousands)	December 31, 2017
Balance at beginning of period	$8,494
New loans	6,041
Repayments	(4,885)
Officer and director changes	(169)

Balance at end of period	$9,481

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

Old National’s activity in the allowance for loan losses for the years ended December 31, 2017, 2016, and 2015 was as follows:

	Commercial
(dollars in thousands)	Commercial	Real Estate	Residential	Consumer	Total
2017
Allowance for loan losses:
Balance at beginning of period	$21,481	$18,173	$1,643	$8,511	$49,808
Charge-offs	(1,108)	(3,700)	(985)	(6,924)	(12,717)
Recoveries	2,281	3,777	255	3,927	10,240
Provision	(3,408)	3,186	850	2,422	3,050

Balance at end of period	$19,246	$21,436	$1,763	$7,936	$50,381

2016
Allowance for loan losses:
Balance at beginning of period	$26,347	$15,993	$2,051	$7,842	$52,233
Charge-offs	(5,047)	(2,632)	(800)	(6,131)	(14,610)
Recoveries	3,102	4,763	174	3,186	11,225
Provision	(2,921)	49	218	3,614	960

Balance at end of period	$21,481	$18,173	$1,643	$8,511	$49,808

2015
Allowance for loan losses:
Balance at beginning of period	$20,670	$17,348	$2,962	$6,869	$47,849
Charge-offs	(3,513)	(1,921)	(1,039)	(6,404)	(12,877)
Recoveries	5,218	4,685	354	4,081	14,338
Provision	3,972	(4,119)	(226)	3,296	2,923

Balance at end of period	$26,347	$15,993	$2,051	$7,842	$52,233

The following table provides Old National’s recorded investment in loans by portfolio segment at December 31, 2017 and 2016 and other information regarding the allowance:

	Commercial
(dollars in thousands)	Commercial	Real Estate	Residential	Consumer	Total
December 31, 2017
Allowance for loan losses:
Individually evaluated for impairment	$3,424	$6,654	$—	$—	$10,078
Collectively evaluated for impairment	15,790	14,782	1,763	7,802	40,137
Loans acquired with deteriorated credit quality	32	—	—	134	166

Total allowance for loan losses	$19,246	$21,436	$1,763	$7,936	$50,381

Loans and leases outstanding:
Individually evaluated for impairment	$26,270	$66,061	$—	$—	$92,331
Collectively evaluated for impairment	2,685,847	4,266,665	2,155,750	1,874,002	10,982,264
Loans acquired with deteriorated credit quality	5,152	21,826	11,303	5,245	43,526

Total loans and leases outstanding	$2,717,269	$4,354,552	$2,167,053	$1,879,247	$11,118,121

December 31, 2016
Allowance for loan losses:
Individually evaluated for impairment	$4,561	$3,437	$—	$—	$7,998
Collectively evaluated for impairment	16,838	14,717	1,643	8,334	41,532
Loans acquired with deteriorated credit quality	82	19	—	177	278

Total allowance for loan losses	$21,481	$18,173	$1,643	$8,511	$49,808

Loans and leases outstanding:
Individually evaluated for impairment	$45,960	$57,230	$—	$—	$103,190
Collectively evaluated for impairment	1,870,289	3,040,849	2,073,950	1,866,815	8,851,903
Loans acquired with deteriorated credit quality	850	32,774	13,580	8,215	55,419

Total loans and leases outstanding	$1,917,099	$3,130,853	$2,087,530	$1,875,030	$9,010,512

Credit Quality

Old National’s management monitors the credit quality of its loans in an on-going manner. Internally, management assigns an AQR to each non-homogeneous commercial and commercial real estate loan in the portfolio, with the exception of certain FICO-scored small business loans. The primary determinants of the AQR are based upon the reliability of the primary source of repayment and the past, present, and projected financial condition of the borrower. The AQR will also consider current industry conditions. Major factors used in determining the AQR can vary based on the nature of the loan, but commonly include factors such as debt service coverage, internal cash flow, liquidity, leverage, operating performance, debt burden, FICO scores, occupancy, interest rate sensitivity, and expense burden. Old National uses the following definitions for risk ratings:

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

Pass rated loans are those loans that are other than criticized, classified – substandard, classified – nonaccrual, or classified – doubtful.

The risk category of commercial and commercial real estate loans by class of loans at December 31, 2017 and 2016 was as follows:

(dollars in thousands)			Commercial		Commercial
Corporate Credit Exposure			Real Estate -		Real Estate -
Credit Risk Profile by	Commercial		Construction		Other
Internally Assigned Grade	2017	2016	2017	2016	2017	2016
Grade:
Pass	$2,577,824	$1,750,922	$357,438	$347,325	$3,762,896	$2,669,890
Criticized	74,876	45,614	14,758	9,258	98,451	40,590
Classified - substandard	37,367	63,978	—	49	58,584	19,715
Classified - nonaccrual	24,798	53,063	2,110	1,170	30,108	33,833
Classified - doubtful	2,404	3,522	—	—	30,207	9,023

Total	$2,717,269	$1,917,099	$374,306	$357,802	$3,980,246	$2,773,051

Commercial loans as of December 31, 2017 in the table above include loans attributable to the acquisition of Anchor (MN) totaling $26.5 million in the criticized category, $7.3 million in the classified – substandard category, and $7.3 million in the classified – nonaccrual category. Construction commercial real estate loans as of December 31, 2017 in the table above include loans attributable to the acquisition of Anchor (MN) totaling $1.2 million in the classified – nonaccrual category. Other commercial real estate as of December 31, 2017 in the table above includes loans attributable to the acquisition of Anchor (MN) totaling $20.4 million in the criticized category, $3.6 million in the classified – substandard category, and $6.9 million in the classified – nonaccrual category.

Old National considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, Old National also evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of December 31, 2017 and 2016:

(dollars in thousands)		Consumer
		Home
	Residential	Equity	Auto	Other
December 31, 2017
Performing	$2,144,882	$502,322	$1,145,977	$217,819
Nonperforming	22,171	5,185	2,695	5,249

Total	$2,167,053	$507,507	$1,148,672	$223,068

December 31, 2016
Performing	$2,069,856	$472,008	$1,166,114	$223,786
Nonperforming	17,674	4,431	1,623	7,068

Total	$2,087,530	$476,439	$1,167,737	$230,854

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

The following table shows Old National’s impaired loans as of December 31, 2017 and 2016, respectively. Only purchased loans that have experienced subsequent impairment since the date acquired are included in the table below.

		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
December 31, 2017
With no related allowance recorded:
Commercial	$20,557	$21,483	$—
Commercial Real Estate—Other	38,678	44,564	—
Residential	2,443	2,464	—
Consumer	1,685	2,105	—
With an allowance recorded:
Commercial	5,713	5,713	3,424
Commercial Real Estate—Construction	905	1,371	401
Commercial Real Estate—Other	26,478	26,902	6,253
Residential	870	870	44
Consumer	2,211	2,228	110

Total	$99,540	$107,700	$10,232

December 31, 2016
With no related allowance recorded:
Commercial	$29,001	$29,634	$—
Commercial Real Estate—Other	30,585	32,413	—
Residential	1,610	1,631	—
Consumer	827	946	—
With an allowance recorded:
Commercial	16,959	17,283	4,561
Commercial Real Estate—Construction	467	467	107
Commercial Real Estate—Other	26,178	26,710	3,330
Residential	1,081	1,081	54
Consumer	1,924	1,924	96

Total	$108,632	$112,089	$8,148

The average balance of impaired loans for the years ended December 31, 2017 and 2016 are included in the table below.

	Years Ended December 31,
(dollars in thousands)	2017	2016
Average Recorded Investment
With no related allowance recorded:
Commercial	$24,780	$34,708
Commercial Real Estate—Other	34,632	28,793
Residential	2,415	1,355
Consumer	1,761	855
With an allowance recorded:
Commercial	7,002	16,669
Commercial Real Estate—Construction	453	352
Commercial Real Estate—Other	26,562	20,465
Residential	1,012	1,074
Consumer	2,155	2,367

Total	$100,772	$106,638

Old National does not record interest on nonaccrual loans until principal is recovered. Interest income recognized on impaired loans during 2017 and 2016 was immaterial.

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

Old National’s past due loans as of December 31 were as follows:

			Recorded
			Investment >
	30-59 Days	60-89 Days	90 Days and		Total
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Current
December 31, 2017
Commercial	$986	$360	$144	$27,202	$28,692	$2,688,577
Commercial Real Estate:
Construction	—	—	—	2,110	2,110	372,196
Other	2,247	89	—	60,315	62,651	3,917,595
Residential	18,948	3,416	—	22,171	44,535	2,122,518
Consumer:
Home equity	1,467	230	68	5,185	6,950	500,557
Auto	6,487	1,402	532	2,695	11,116	1,137,556
Other	3,967	1,514	150	5,249	10,880	212,188

Total	$34,102	$7,011	$894	$124,927	$166,934	$10,951,187

December 31, 2016
Commercial	$847	$279	$23	$56,585	$57,734	$1,859,365
Commercial Real Estate:
Construction	—	—	—	1,170	1,170	356,632
Other	1,652	150	—	42,856	44,658	2,728,393
Residential	17,786	3,770	2	17,674	39,232	2,048,298
Consumer:
Home equity	1,511	423	—	4,431	6,365	470,074
Auto	5,903	1,037	242	1,623	8,805	1,158,932
Other	3,561	1,919	61	7,068	12,609	218,245

Total	$31,260	$7,578	$328	$131,407	$170,573	$8,839,939

Loan Participations

Old National has loan participations, which qualify as participating interests, with other financial institutions. At December 31, 2017, these loans totaled $581.0 million, of which $290.4 million had been sold to other financial institutions and $290.6 million was retained by Old National. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.

Troubled Debt Restructurings

Old National may choose to restructure the contractual terms of certain loans. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit Old National by increasing the ultimate probability of collection.

Any loans that are modified are reviewed by Old National to identify if a TDR has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, Old National Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. The modification of the terms of such loans include one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate of new debt with similar risk, or a permanent reduction of the recorded investment of the loan.

Loans modified in a TDR are typically placed on nonaccrual status until we determine the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms for six months.

If we are unable to resolve a nonperforming loan issue, the credit will be charged off when it is apparent there will be a loss. For large commercial type loans, each relationship is individually analyzed for evidence of apparent loss based on quantitative benchmarks or subjectively based upon certain events or particular circumstances. Generally, Old National charges off small commercial loans scored through our small business credit center with contractual balances under $250,000 that are 90 days or more delinquent and do not have adequate collateral support. For residential and consumer loans, a charge off is recorded at the time foreclosure is initiated or when the loan becomes 120 to 180 days past due, whichever is earlier.

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

When a residential or consumer loan is identified as a TDR, the loan is typically written down to its collateral value less selling costs.

The following table presents activity in TDRs for the years ended December 31, 2017, 2016, and 2015:

(dollars in thousands)	Commercial	Commercial Real Estate	Residential	Consumer	Total
2017
Balance at beginning of period	$16,802	$18,327	$2,985	$2,602	$40,716
(Charge-offs)/recoveries	417	381	—	(294)	504
Payments	(22,340)	(12,183)	(623)	(1,038)	(36,184)
Additions	13,388	27,749	938	2,568	44,643
Interest collected on nonaccrual loans	3,821	431	15	57	4,324

Balance at end of period	$12,088	$34,705	$3,315	$3,895	$54,003

2016
Balance at beginning of period	$23,354	$14,602	$2,693	$3,602	$44,251
(Charge-offs)/recoveries	(1,982)	953	42	(6)	(993)
Payments	(21,956)	(10,157)	(513)	(1,381)	(34,007)
Additions	14,996	11,130	761	385	27,272
Interest collected on nonaccrual loans	2,390	1,799	2	2	4,193

Balance at end of period	$16,802	$18,327	$2,985	$2,602	$40,716

2015
Balance at beginning of period	$15,205	$15,226	$2,063	$2,459	$34,953
(Charge-offs)/recoveries	872	1,064	(64)	3	1,875
Payments	(29,913)	(6,273)	(658)	(1,168)	(38,012)
Additions	37,190	4,585	1,352	2,308	45,435

Balance at end of period	$23,354	$14,602	$2,693	$3,602	$44,251

Approximately $34.0 million of the TDRs at December 31, 2017 were included with nonaccrual loans, compared to $26.3 million at December 31, 2016. Old National has allocated specific reserves to customers whose loan terms have been modified in TDRs totaling $5.7 million at December 31, 2017 and $4.0 million at December 31, 2016. As of December 31, 2017, Old National had committed to lend an additional $4.1 million to customers with outstanding loans that are classified as TDRs.

The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the years ended December 31, 2017, 2016, and 2015 are the same except for when the loan modifications involve the forgiveness of principal. The following table presents loans by class modified as TDRs that occurred during the years ended December 31, 2017, 2016, and 2015:

(dollars in thousands)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
2017
Troubled Debt Restructuring:
Commercial	11	$13,388	$13,388
Commercial Real Estate—Other	12	27,749	27,749
Residential	6	938	938
Consumer	7	2,568	2,568

Total	36	$44,643	$44,643

2016
Troubled Debt Restructuring:
Commercial	20	$14,996	$14,996
Commercial Real Estate—Other	10	11,130	11,130
Residential	6	761	761
Consumer	8	385	385

Total	44	$27,272	$27,272

2015
Troubled Debt Restructuring:
Commercial	42	$37,190	$37,190
Commercial Real Estate—Construction	5	1,162	1,162
Commercial Real Estate—Other	27	3,423	3,423
Residential	13	1,352	1,352
Consumer	32	2,308	2,308

Total	119	$45,435	$45,435

The TDRs that occurred during 2017 increased the allowance for loan losses by $2.7 million and resulted in $0.2 million of charge-offs during 2017. The TDRs that occurred during 2016 decreased the allowance for loan losses by $2.3 million due to a change in collateral position on a large commercial loan and resulted in $0.8 million of charge-offs during 2016. The TDRs that occurred during 2015 decreased the allowance for loan losses by $0.8 million and resulted in charge-offs of $0.2 million during 2015.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

TDRs for which there was a payment default within twelve months following the modification during the year were insignificant in 2017, 2016, and 2015.

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

PCI loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition. If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually. If the PCI loan is being accounted for as part of a pool, it will not be removed from the pool. As of December 31, 2017, it has not been necessary to remove any loans from PCI accounting.

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

Old National has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. For these loans that meet the criteria of ASC 310-30 treatment, the carrying amount was as follows:

	December 31,
(dollars in thousands)	2017	2016
Commercial	$5,152	$850
Commercial real estate	21,826	32,774
Residential	11,303	13,580
Consumer	5,245	8,215

Carrying amount	43,526	55,419
Allowance for loan losses	(166)	(278)

Carrying amount, net of allowance	$43,360	$55,141

The outstanding balance of loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties, was $235.9 million at December 31, 2017 and $268.0 million at December 31, 2016.

The accretable difference on PCI loans is the difference between the expected cash flows and the net present value of expected cash flows with such difference accreted into earnings using the effective yield method over the term of the loans. Accretion recorded as loan interest income totaled $15.2 million during 2017 and $23.4 million during 2016. Improvement in cash flow expectations has resulted in a reclassification from nonaccretable difference to accretable yield as shown in the table below.

Accretable yield of PCI loans, or income expected to be collected, was as follows:

	Years Ended December 31,
(dollars in thousands)	2017	2016	2015
Balance at beginning of period	$33,603	$45,310	$62,533
New loans purchased	1,556	3,217	1,812
Accretion of income	(15,217)	(23,447)	(35,526)
Reclassifications from (to) nonaccretable difference	7,614	10,589	14,189
Disposals/other adjustments	279	(2,066)	2,302

Balance at end of period	$27,835	$33,603	$45,310

Included in Old National’s allowance for loan losses is $0.2 million related to the purchased loans disclosed above at December 31, 2017, compared to $0.3 million at December 31, 2016.

PCI loans purchased during 2017 and 2016 for which it was probable at acquisition that all contractually required payments would not be collected were as follows:

(dollars in thousands)	Anchor (MN) (1)	Anchor (WI) (2)
Contractually required payments	$16,898	$29,544
Nonaccretable difference	(4,787)	(6,153)

Cash flows expected to be collected at acquisition	12,111	23,391
Accretable yield	(1,556)	(3,217)

Fair value of acquired loans at acquisition	$10,555	$20,174

(1)	Old National acquired Anchor (MN) effective November 1, 2017.
(2)	Old National acquired Anchor (WI) effective May 1, 2016.

Income would not be recognized on certain purchased loans if Old National could not reasonably estimate cash flows to be collected. Old National had no purchased loans for which it could not reasonably estimate cash flows to be collected.

NOTE 6 – OTHER REAL ESTATE OWNED

The following table presents activity in other real estate owned for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
(dollars in thousands)	2017	2016
Balance at beginning of period	$18,546	$12,498
Additions (1)	4,016	24,998
Sales	(11,160)	(15,092)
Impairment	(2,592)	(3,858)

Balance at end of period (2)	$8,810	$18,546

(1)	Additions in 2017 include other real estate owned of $1.1 million acquired from Anchor (MN) in November 2017. Additions in 2016 include other real estate owned of $17.3 million acquired from Anchor (WI) in May 2016.
(2)	Includes repossessed personal property of $0.3 million at December 31, 2017 and $0.3 million at December 31, 2016.

At December 31, 2017, foreclosed residential real estate property included in the table above totaled $1.6 million. At December 31, 2017, consumer mortgage loans collateralized by residential real property that were in the process of foreclosure totaled $5.2 million.

NOTE 7 – PREMISES AND EQUIPMENT

The composition of premises and equipment was as follows at December 31:

	December 31,
(dollars in thousands)	2017	2016
Land	$73,046	$71,769
Buildings	343,833	322,165
Furniture, fixtures, and equipment	94,254	102,631
Leasehold improvements	38,918	28,555

Total	550,051	525,120
Accumulated depreciation	(91,977)	(95,498)

Premises and equipment, net	$458,074	$429,622

The increase in premises and equipment at December 31, 2017 was primarily due to $33.6 million of assets attributable to the Anchor (MN) acquisition.

Depreciation expense was $22.2 million in 2017, $16.6 million in 2016, and $14.1 million in 2015.

Operating Leases

Old National rents certain premises and equipment under operating leases, which expire at various dates. Many of these leases require the payment of property taxes, insurance premiums, maintenance, and other costs. In some cases, rentals are subject to increase in relation to a cost-of-living index. The leases have original terms ranging from two years and six months to twenty-five years, and Old National has the right, at its option, to extend the terms of certain leases for four additional successive terms of five years. Old National does not have any material sub-lease agreements.

Rent expense was $15.8 million in 2017, $25.4 million in 2016, and $29.1 million in 2015. The following is a summary of future minimum lease commitments as of December 31, 2017:

(dollars in thousands)
2018	$18,919
2019	17,463
2020	16,865
2021	15,960
2022	13,759
Thereafter	63,828

Total	$146,794

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

Old National had deferred gains remaining associated with prior sale leaseback transactions totaling $8.2 million at December 31, 2017 and $10.3 million at December 31, 2016. The gains will be recognized over the remaining term of the leases. The leases had original terms ranging from five to twenty-four years.

Capital Leases

Old National leases two branch buildings and certain equipment under capital leases. See Note 14 to the consolidated financial statements for detail regarding these leases.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
(dollars in thousands)	2017	2016
Balance at beginning of period	$655,018	$584,634
Acquisitions	173,033	111,347
Divestitures	—	(40,963)

Balance at end of period	$828,051	$655,018

Goodwill is reviewed annually for impairment. No events or circumstances since the August 31, 2017 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.

During 2017, Old National recorded $173.0 million of goodwill associated with the acquisition of Anchor (MN). See Note 2 to the consolidated financial statements for detail regarding changes in goodwill recorded in 2016 associated with acquisitions and divestitures.

The gross carrying amounts and accumulated amortization of other intangible assets at December 31, 2017 and 2016 was as follows:

(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
December 31, 2017
Core deposit	$108,923	$(62,874)	$46,049
Customer trust relationships	16,547	(9,533)	7,014
Customer loan relationships	4,413	(4,380)	33

Total intangible assets	$129,883	$(76,787)	$53,096

December 31, 2016
Core deposit	$81,663	$(53,214)	$28,449
Customer trust relationships	16,547	(7,753)	8,794
Customer loan relationships	4,413	(3,979)	434

Total intangible assets	$102,623	$(64,946)	$37,677

Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years. During 2017, Old National increased core deposit intangibles by $27.3 million related to the Anchor (MN) acquisition.

Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. No impairment charges were recorded in 2017, 2016, or 2015. Total amortization expense associated with intangible assets was $11.8 million in 2017, $12.5 million in 2016, and $11.7 million in 2015.

Estimated amortization expense for future years is as follows:

(dollars in thousands)
2018	$13,561
2019	11,115
2020	8,765
2021	6,498
2022	4,665
Thereafter	8,492

Total	$53,096

NOTE 9 – LOAN SERVICING RIGHTS

At December 31, 2017, loan servicing rights derived from loans sold with servicing retained totaled $24.7 million, compared to $25.6 million at December 31, 2016. Loans serviced for others are not reported as assets. The principal balance of loans serviced for others was $3.321 billion at December 31, 2017, compared to $3.385 billion at December 31, 2016. Approximately 99.5% of the loans serviced for others at December 31, 2017 were residential mortgage loans. Custodial escrow balances maintained in connection with serviced loans were $8.9 million at December 31, 2017 and $5.3 million at December 31, 2016.

The following table summarizes the activity related to loan servicing rights and the related valuation allowance in 2017 and 2016:

	Years Ended December 31,
(dollars in thousands)	2017	2016
Balance at beginning of period	$25,629	$10,502
Additions (1)	4,206	20,280
Amortization	(5,145)	(5,153)

Balance before valuation allowance at end of period	24,690	25,629

Valuation allowance:
Balance at beginning of period	(68)	(34)
(Additions)/recoveries	39	(34)

Balance at end of period	(29)	(68)

Loan servicing rights, net	$24,661	$25,561

(1)	Additions in 2016 include loan servicing rights of $15.3 million acquired from Anchor (WI) in May 2016.

At December 31, 2017, the fair value of servicing rights was $25.8 million, which was determined using a discount rate of 13% and a weighted average prepayment speed of 140% PSA. At December 31, 2016, the fair value of servicing rights was $26.8 million, which was determined using a discount rate of 13% and a weighted average prepayment speed of 136% PSA.

NOTE 10 – QUALIFIED AFFORDABLE HOUSING PROJECTS AND OTHER TAX CREDIT INVESTMENTS

Old National is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing or other renovation or community revitalization projects. As of December 31, 2017, Old National expects to recover its remaining investments through the use of the tax credits that are generated by the investments.

The following table summarizes Old National’s investments in qualified affordable housing projects and other tax credit investments at December 31, 2017 and 2016:

(dollars in thousands)		December 31, 2017		December 31, 2016
Investment	Accounting Method	Investment	Unfunded Commitment (1)	Investment	Unfunded Commitment
LIHTC	Proportional amortization	$31,183	$15,553	$29,110	$16,210
FHTC	Equity	10,645	12,040	4,434	3,104
CReED	Equity	704	1,502	1,504	1,502
Renewable Energy	Equity	22,364	19,771	—	—

Total		$64,896	$48,866	$35,048	$20,816

(1)	All commitments will be paid by Old National by 2027.

The following table summarizes the amortization expense and tax benefit recognized for Old National’s qualified affordable housing projects and other tax credit investments during 2017, 2016, and 2015:

(dollars in thousands)	Amortization Expense (1)	Tax Benefit Recognized (2)
Year ended December 31, 2017
LIHTC	$1,922	$(2,666)
FHTC	10,441	(11,348)
CReED (3)	800	(1,074)
Renewable Energy	492	(613)

Total	$13,655	$(15,701)

Year ended December 31, 2016
LIHTC	$804	$(1,125)
FHTC	—	—
CReED (3)	—	—

Total	$804	$(1,125)

Year ended December 31, 2015
LIHTC	$804	$(1,125)
FHTC	—	—
CReED (3)	—	—
NMTC	143	(233)

Total	$947	$(1,358)

(1)	The amortization expense for the LIHTC investments are included in our income tax expense. The amortization expense for the FHTC, CReED, and Renewable Energy tax credits are included in noninterest expense.
(2)	All of the tax benefits recognized are included in our income tax expense. The tax benefit recognized for the FHTC, CReED, and Renewable Energy investments primarily reflects the tax credits generated from the investments, and excludes the net tax expense/benefit of the investments’ income/loss.
(3)	The CReED tax credit investment qualifies for an Indiana state tax credit.

NOTE 11 – DEPOSITS

The aggregate amount of time deposits in denominations of $250,000 or more was $422.3 million at December 31, 2017 and $313.8 million at December 31, 2016. At December 31, 2017, the scheduled maturities of total time deposits were as follows:

(dollars in thousands)
Due in 2018	$1,111,266
Due in 2019	229,944
Due in 2020	139,689
Due in 2021	62,777
Due in 2022	45,802
Thereafter	44,958

Total	$1,634,436

NOTE 12 – SECURITES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured borrowings. Old National pledges investment securities to secure these borrowings. The following table presents securities sold under agreements to repurchase and related weighted-average interest rates for each of the years ended December 31:

	At or For the Years Ended December 31,
(dollars in thousands)	2017	2016
Outstanding at year-end	$384,810	$367,052
Average amount outstanding	336,539	368,757
Maximum amount outstanding at any month-end	402,543	396,695
Weighted average interest rate:
During year	0.38%	0.41%
End of year	0.49	0.47

The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At December 31, 2017
	Remaining Contractual Maturity of the Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 days	Total
Repurchase Agreements:
U.S. Treasury and agency securities	$359,810	$25,000	$—	$—	$384,810

Total	$359,810	$25,000	$—	$—	$384,810

The fair value of securities pledged to secure repurchase agreements may decline. Old National has pledged securities valued at 114% of the gross outstanding balance of repurchase agreements at December 31, 2017 to manage this risk.

NOTE 13 – FEDERAL HOME LOAN BANK ADVANCES

The following table summarizes Old National Bank’s FHLB advances at December 31:

	December 31,
(dollars in thousands)	2017	2016
FHLB advances (fixed rates 1.01% to 6.08% and variable rates 1.35% to 1.57%) maturing January 2018 to August 2027	$1,610,531	$1,353,225
ASC 815 fair value hedge and other basis adjustments	(952)	(133)

Total other borrowings	$1,609,579	$1,353,092

FHLB advances had weighted-average rates of 1.55% at December 31, 2017 and 0.94% at December 31, 2016. These borrowings are collateralized by investment securities and residential real estate loans up to 143% of outstanding debt.

Contractual maturities of FHLB advances at December 31, 2017 were as follows:

(dollars in thousands)
Due in 2018	$999,896
Due in 2019	201,962
Due in 2020	50,000
Due in 2021	—
Due in 2022	58,500
Thereafter	300,173
ASC 815 fair value hedge and other basis adjustments	(952)

Total	$1,609,579

NOTE 14 – OTHER BORROWINGS

The following table summarizes Old National’s other borrowings at December 31:

	December 31,
(dollars in thousands)	2017	2016
Old National Bancorp:
Senior unsecured bank notes (fixed rate 4.125%) maturing August 2024	$175,000	$175,000
Unamortized debt issuance costs related to Senior unsecured bank notes	(1,026)	(1,182)
Junior subordinated debentures (variable rates of 2.89% to 5.06%) maturing April 2032 to September 2037	60,310	45,000
Other basis adjustments	(3,585)	(3,971)
Old National Bank:
Capital lease obligations	5,389	4,092
Subordinated debentures (fixed rate 5.75%)	12,000	—
Premium on subordinated debentures	694	—

Total other borrowings	$248,782	$218,939

Contractual maturities of other borrowings at December 31, 2017 were as follows:

(dollars in thousands)
Due in 2018	$127
Due in 2019	137
Due in 2020	147
Due in 2021	160
Due in 2022	172
Thereafter	251,956
Unamortized debt issuance costs and other basis adjustments	(3,917)

Total	$248,782

Senior Notes

In August 2014, Old National issued $175.0 million of senior unsecured notes with a 4.125% interest rate. These notes pay interest on February 15 and August 15. The notes mature on August 15, 2024.

Junior Subordinated Debentures

Junior subordinated debentures related to trust preferred securities are classified in “other borrowings.” With the addition of Anchor (MN) assets, these securities now qualify as Tier 2 capital for regulatory purposes, subject to certain limitations. Prior to the fourth quarter of 2017, these securities qualified as Tier 1 capital for regulatory purposes.

Through various acquisitions, Old National assumed junior subordinated debenture obligations related to various trusts that issued trust preferred securities. Old National guarantees the payment of distributions on the trust preferred securities issued by the trusts. Proceeds from the issuance of each of these securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by the trusts.

Old National, at any time, may redeem the junior subordinated debentures at par and, thereby cause a redemption of the trust preferred securities in whole or in part.

On November 1, 2017, Old National assumed junior subordinated debenture obligations in the amount of $25.0 million related to the acquisition of Anchor (MN). The debentures were related to six separate statutory trusts: Anchor Capital Trust II, Anchor Capital Trust III, Anchor Capital Trust IV, VFSC Capital Trust I, VFSC Capital Trust II, and VFSC Capital Trust III. Anchor Capital Trust II had an 8.25% fixed rate of interest. Anchor Capital Trust IV had an 8.00% fixed rate of interest. Subsequent to the acquisition, Old National redeemed these two fixed-rate issuances at par value of $9.7 million, thereby causing a redemption of the related trusts. The remaining four issuances have variable rates of interest and are outstanding as of December 31, 2017.

The following table summarizes the terms of our outstanding junior subordinated debentures as of December 31, 2017:

(dollars in thousands)				Rate at
		Issuance		December 31,
Name of Trust	Issuance Date	Amount	Rate	2017	Maturity Date
VFSC Capital Trust I	April 2002	$3,093	3-month LIBOR plus 3.70%	5.06%	April 22, 2032
VFSC Capital Trust II	October 2002	4,124	3-month LIBOR plus 3.45%	4.84%	November 7, 2032
VFSC Capital Trust III	April 2004	3,093	3-month LIBOR plus 2.80%	4.12%	September 8, 2034
St. Joseph Capital Trust II	March 2005	5,000	3-month LIBOR plus 1.75%	3.35%	March 20, 2035
Anchor Capital Trust III	August 2005	5,000	3-month LIBOR plus 1.55%	2.89%	August 23, 2035
Tower Capital Trust 2	December 2005	8,000	3-month LIBOR plus 1.34%	3.03%	December 4, 2035
Home Federal Statutory Trust I	September 2006	15,000	3-month LIBOR plus 1.65%	3.24%	September 15, 2036
Monroe Bancorp Capital Trust I	July 2006	3,000	3-month LIBOR plus 1.60%	2.95%	October 7, 2036
Monroe Bancorp Statutory Trust II	March 2007	5,000	3-month LIBOR plus 1.60%	3.19%	June 15, 2037
Tower Capital Trust 3	December 2006	9,000	3-month LIBOR plus 1.69%	3.17%	September 15, 2037

Total		$60,310

Subordinated Debentures

On November 1, 2017, Old National assumed $12.0 million of subordinated fixed-to-floating notes related to the acquisition of Anchor (MN). The subordinated debentures have a 5.75% fixed rate of interest through October 29, 2020. From October 30, 2020 to the October 30, 2025 maturity date, the debentures have a floating rate of interest equal to the three-month LIBOR rate plus 435.6 basis points.

Capital Lease Obligations

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

On November 1, 2017, Old National assumed a capital lease obligation for a banking center in Arden Hills, Minnesota related to the acquisition of Anchor (MN). The remaining base term of the lease is five years with one renewal option of ten years. For purposes of measuring the lease obligation, we determined that we would be “reasonably assured” to exercise the renewal option. The fair value of the capital lease obligation was estimated using a discounted cash flow analysis based on a market rate for similar types of borrowing arrangements. Based on the above assumptions, Old National measured the capital lease obligation at $1.5 million as of the date of acquisition.

At December 31, 2017, the future minimum lease payments under the capital lease arrangements were as follows:

(dollars in thousands)
2018	$568
2019	589
2020	589
2021	589
2022	590
Thereafter	9,274

Total minimum lease payments	12,199
Less amounts representing interest	(6,810)

Present value of net minimum lease payments	$5,389

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes within each classification of AOCI, net of tax, for the years ended December 31, 2017, 2016, and 2015:

(dollars in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Total
2017
Balance at beginning of period	$(39,012)	$(13,310)	$(6,715)	$(335)	$(59,372)
Other comprehensive income
(loss) before reclassifications	9,615	—	575	—	10,190
Amounts reclassified from AOCI (1)	(6,160)	1,203	3,803	64	(1,090)

Net other comprehensive income (loss)	3,455	1,203	4,378	64	9,100

Balance at end of period	$(35,557)	$(12,107)	$(2,337)	$(271)	$(50,272)

2016
Balance at beginning of period	$(3,806)	$(14,480)	$(9,276)	$(7,235)	$(34,797)
Other comprehensive income
(loss) before reclassifications	(31,513)	—	(1,440)	—	(32,953)
Amounts reclassified from AOCI (1)	(3,693)	1,170	4,001	6,900	8,378

Net other comprehensive income (loss)	(35,206)	1,170	2,561	6,900	(24,575)

Balance at end of period	$(39,012)	$(13,310)	$(6,715)	$(335)	$(59,372)

2015
Balance at beginning of period	$(748)	$(15,776)	$(5,935)	$(9,096)	$(31,555)
Other comprehensive income
(loss) before reclassifications	554	—	(5,027)	—	(4,473)
Amounts reclassified from AOCI (1)	(3,612)	1,296	1,686	1,861	1,231

Net other comprehensive income (loss)	(3,058)	1,296	(3,341)	1,861	(3,242)

Balance at end of period	$(3,806)	$(14,480)	$(9,276)	$(7,235)	$(34,797)

(1)	See table below for details about reclassifications.

The following tables summarize the significant amounts reclassified out of each component of AOCI for the years ended December 31, 2017, 2016, and 2015:

Details about AOCI Components	Amount Reclassified from AOCI			Affected Line Item in the Statement of Income
	Years Ended December 31,
(dollars in thousands)	2017	2016	2015
Unrealized gains and losses on available-for-sale securities	$9,135	$5,848	$5,718	Net securities gains
	(2,975)	(2,155)	(2,106)	Income tax (expense) benefit

	$6,160	$3,693	$3,612	Net income

Unrealized gains and losses on held-to-maturity securities	$(1,830)	$(1,776)	$(1,692)	Interest income (expense)
	627	606	396	Income tax (expense) benefit

	$(1,203)	$(1,170)	$(1,296)	Net income

Gains and losses on cash flow hedges Interest rate contracts	$(6,135)	$(6,453)	$(2,719)	Interest income (expense)
	2,332	2,452	1,033	Income tax (expense) benefit

	$(3,803)	$(4,001)	$(1,686)	Net income

Amortization of defined benefit pension items Actuarial gains (losses) and settlement cost	$(159)	$(11,203)	$(3,002)	Salaries and employee benefits
	95	4,303	1,141	Income tax (expense) benefit

	$(64)	$(6,900)	$(1,861)	Net income

Total reclassifications for the period	$1,090	$(8,378)	$(1,231)	Net income

NOTE 16 – INCOME TAXES

Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statement of income:

	Years Ended December 31,
(dollars in thousands)	2017	2016	2015
Provision at statutory rate of 35%	$59,032	$70,149	$57,013
Tax-exempt income:
Tax-exempt interest	(15,026)	(14,356)	(13,111)
Section 291/265 interest disallowance	289	191	142
Company-owned life insurance income	(3,029)	(2,968)	(3,011)

Tax-exempt income	(17,766)	(17,133)	(15,980)

Reserve for unrecognized tax benefits	—	(1)	(5)
State income taxes	998	3,461	4,173
Tax credit investments—federal	(8,500)	(321)	(411)
Estimated revaluation of deferred tax assets	39,300	—	—
ONB Insurance Group, Inc. nondeductible goodwill	—	8,328	—
Effect of Illinois branch sale	—	—	1,835
Other, net	(125)	1,679	(448)

Income tax expense	$72,939	$66,162	$46,177

Effective tax rate	43.3%	33.0%	28.3%

The higher effective tax rate in 2017 when compared to 2016 is the result of $39.3 million of additional tax expense to estimate the revaluation of deferred tax assets due to the lowering of the federal corporate tax rate to 21%, partially offset by an increase in federal tax credits available. On December 22, 2017, the Tax Cuts and Jobs Act (“H.R. 1”) was enacted into legislation. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. Accordingly, Old National has recorded an estimated $39.3 million for the revaluation of Old National’s deferred tax assets.

Shortly after the enactment date, the SEC issued Staff Accounting Bulletin (“SAB”) 118, which addresses the situations where the accounting for changes in tax laws is complete, incomplete but can be reasonably estimated, and incomplete and cannot be reasonably estimated. SAB 118 also permits a measurement period of up to one year from the date of enactment to refine the provisional accounting. Old National continues to analyze H.R. 1, including the impact on alternative minimum tax credits disclosed further below, as well as the acquisition accounting of Anchor (MN), and expects any refinements to the provisional accounting to be complete in 2018.

The higher effective tax rate in 2016 when compared to 2015 is primarily the result of the sale of ONI in May 2016 and the associated tax expense of $8.3 million to record a deferred tax liability relating to ONI’s nondeductible goodwill.

The provision for income taxes consisted of the following components for the years ended December 31:

	Years Ended December 31,
(dollars in thousands)	2017	2016	2015
Income taxes currently payable:
Federal	$—	$23,735	$17,385
State	—	2,242	769
Deferred income taxes related to:
Federal	31,915	35,955	24,664
Estimated revaluation of deferred tax assets	39,300	—	—
State	1,724	4,230	3,359

Deferred income tax expense	72,939	40,185	28,023

Income tax expense	$72,939	$66,162	$46,177

Net Deferred Tax Assets

Significant components of net deferred tax assets (liabilities) were as follows at December 31:

(dollars in thousands)	2017	2016
Deferred Tax Assets
Allowance for loan losses, net of recapture	$12,958	$19,773
Benefit plan accruals	11,080	23,846
Alternative minimum tax credit	25,084	19,523
Unrealized losses on benefit plans	108	205
Net operating loss carryforwards	39,631	66,917
Federal tax credits	5,516	35
Other-than-temporary impairment	1,424	3,606
Acquired loans	29,669	40,522
Lease exit obligation	1,337	2,060
Unrealized losses on available-for-sale investment securities	14,011	23,365
Unrealized losses on held-to-maturity investment securities	3,630	7,118
Unrealized losses on hedges	923	4,116
Other real estate owned	369	3,310
Other, net	829	2,675

Total deferred tax assets	146,569	217,071

Deferred Tax Liabilities
Accretion on investment securities	(493)	(700)
Purchase accounting	(16,718)	(17,552)
Loan servicing rights	(6,058)	(9,627)
Premises and equipment	(10,052)	(4,800)
Prepaid expenses	(1,277)	—
Tax credit investments	(168)	—
Other, net	(946)	(2,529)

Total deferred tax liabilities	(35,712)	(35,208)

Net deferred tax assets	$110,857	$181,863

Through the acquisition of Anchor (WI) in the second quarter of 2016 and Lafayette Savings Bank in the fourth quarter of 2014, both former thrifts, Old National Bank’s retained earnings at December 31, 2017 include base-year bad debt reserves, created for tax purposes prior to 1988, totaling $52.8 million. Of this total, $50.9 million was acquired from Anchor (WI), and $1.9 million was acquired from Lafayette Savings Bank. Base-year reserves are subject to recapture in the unlikely event that Old National Bank (1) makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes, (2) redeems its stock, or (3) liquidates. Old National Bank has no intention of making such a nondividend distribution. Accordingly, under current accounting principles, a related deferred income tax liability of $13.0 million has not been recognized.

No valuation allowance was recorded at December 31, 2017 or 2016 because, based on current expectations, Old National believes it will generate sufficient income in future years to realize deferred tax assets. Old National has federal net operating loss carryforwards totaling $130.7 million at December 31, 2017 and $162.9 million at December 31, 2016. This federal net operating loss was acquired from the acquisition of Anchor (WI) in 2016. If not used, the federal net operating loss carryforwards will expire from 2028 to 2033. Old National has alternative minimum tax credit carryforwards totaling $25.1 million at December 31, 2017 and $19.5 million at December 31, 2016. The enactment of H.R.1 eliminates the parallel tax system known as the alternative minimum tax and allows any existing alternative minimum tax credits to be used to reduce regular tax or be refunded from 2018 to 2021. ASC 740 may allow for the reclassification of the alternative minimum tax credit from a deferred tax asset to a current tax asset. Old National has not completed its analysis of its alternative minimum tax credit classification, and accordingly is maintaining its alternative minimum tax credit in the deferred asset classification at December 31, 2017. Old National has federal tax credit carryforwards of $5.5 million at December 31, 2017 and $35 thousand at December 31, 2016. The federal tax credits consist mainly of federal historic credits, low income housing credits, and research and development credits that, if not used, will expire from 2027 to 2037. Old National has recorded state net operating loss carryforwards totaling $203.6 million at December 31, 2017 and $206.3 million at December 31, 2016. If not used, the state net operating loss carryforwards will expire from 2024 to 2037. Old National has state tax credits totaling $1.3 million at December 31, 2017. The state tax credits will not expire.

The federal and recorded state net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code section 382. Old National believes that all of the recorded net operating loss carryforwards will be used prior to expiration.

Unrecognized Tax Benefits

Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
(dollars in thousands)	2017	2016	2015
Balance at beginning of period	$777	$124	$77
Additions based on tax positions related to the current year	162	118	51
Additions based on tax positions related to prior years	—	537	—
Reductions due to statute of limitations expiring	(173)	(2)	(4)
Revaluation due to Tax Reform	108	—	—

Balance at end of period	$874	$777	$124

If recognized, approximately $0.9 million of unrecognized tax benefits, net of interest, would favorably affect the effective income tax rate in future periods. Old National expects the total amount of unrecognized tax benefits to decrease by approximately $0.2 million in the next twelve months.

It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income tax accounts. We recorded interest and penalties in the income statement of $10 thousand in 2017, $0.1 million in 2016, and $0.4 thousand in 2015. The amount accrued for interest and penalties in the balance sheet was $0.1 million at December 31, 2017 and 2016.

Old National and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. The 2014 through 2017 tax years are open and subject to examination.

Old National reversed $0.2 million in 2017 related to uncertain tax positions accounted for under FASB ASC 740-10 (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes) (“ASC Topic 740-10”). The $0.2 million income tax reversal related to the 2013 statute of limitations expiring in the third quarter of 2017. As a result, Old National reversed a total of $0.2 million from its unrecognized tax benefit liability.

NOTE 17 – EMPLOYEE BENEFIT PLANS

Retirement Plan

Old National had a funded noncontributory defined benefit plan (the “Retirement Plan”) that had been frozen since December 31, 2005. During the first quarter of 2016, we notified plan participants of our intent to terminate the Retirement Plan effective May 15, 2016. During October 2016, the Retirement Plan settled plan liabilities through either lump sum distributions to plan participants or annuity contracts purchased from a third-party insurance company that provided for the payment of vested benefits to those participants that did not elect the lump sum option. At December 31, 2017, there were no remaining plan assets. Old National made contributions to the Retirement Plan totaling $7.6 million during 2016 and $0.1 million during 2015.

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

Employee Stock Ownership Plan

The Employee Stock Ownership and Savings Plan (the “401(k) Plan”) permits employees to participate the first month following one month of service. Effective as of April 1, 2010, we suspended safe harbor matching contributions to the 401(k) Plan. However, we may make discretionary matching contributions to the 401(k) Plan. For 2017, 2016, and 2015, we matched 50% of employee compensation deferral contributions, up to 6% of compensation. In addition to matching contributions, Old National may contribute to the 401(k) Plan an amount designated as a profit sharing contribution in the form of Old National stock or cash. Our Board of Directors designated no discretionary profit sharing contributions in 2017, 2016, or 2015. All contributions vest immediately and plan participants may elect to redirect funds among any of the investment options provided under the 401(k) Plan. The number of Old National shares in the 401(k) Plan were 0.7 million at December 31, 2017 and 0.8 million at December 31, 2016. All shares owned through the 401(k) Plan are included in the calculation of weighted-average shares outstanding for purposes of calculating diluted and basic earnings per share. Contribution expense under the 401(k) Plan was $4.7 million in 2017, $5.0 million in 2016, and $4.6 million in 2015.

NOTE 18 – STOCK-BASED COMPENSATION

Our Amended and Restated 2008 Incentive Compensation Plan (the “ICP”), which was shareholder-approved, permits the grant of share-based awards to its employees. At December 31, 2017, 4.8 million shares were available for issuance. The granting of awards to key employees is typically in the form of restricted stock awards or units. We believe that such awards better align the interests of our employees with those of our shareholders. Total compensation cost that has been charged against income for the ICPs was $6.3 million in 2017, $7.3 million in 2016, and $4.3 million in 2015. The total income tax benefit was $2.4 million in 2017, $2.8 million in 2016, and $1.6 million in 2015.

Restricted Stock Awards

Restricted stock awards require certain service requirements and commonly have vesting periods of 3 years. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants.

A summary of changes in our nonvested shares for the year follows:

(shares in thousands)	Shares	Weighted Average Grant-Date Fair Value
Year Ended December 31, 2017
Nonvested balance at beginning of period	401	$13.31
Granted during the year	211	17.61
Vested during the year	(194)	13.50
Forfeited during the year	(11)	14.97

Nonvested balance at end of period	407	$15.41

As of December 31, 2017, there was $3.9 million of total unrecognized compensation cost related to nonvested shares granted under the ICP. The cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of the shares vested was $3.4 million in 2017, $3.8 million in 2016, and $1.6 million in 2015.

Restricted Stock Units

Restricted stock units require certain performance requirements and have vesting periods of 3 years. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants.

A summary of changes in our nonvested shares for the year follows:

(shares in thousands)	Shares	Weighted Average Grant-Date Fair Value
Year Ended December 31, 2017
Nonvested balance at beginning of period	821	$12.02
Granted during the year	278	16.31
Vested during the year	(74)	13.47
Forfeited during the year	(192)	12.09
Dividend equivalents adjustment	16	13.19

Nonvested balance at end of period	849	$13.30

As of December 31, 2017, there was $3.7 million of total unrecognized compensation cost related to nonvested shares granted under the ICP. The cost is expected to be recognized over a weighted-average period of 1.8 years.

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

A summary of the activity in the stock option plan in 2017 follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
(shares in thousands)	Shares	Price	Term in Years	(in thousands)
Year Ended December 31, 2017
Outstanding at beginning of period	694	$15.27
Exercised	(193)	14.01
Forfeited/expired	(276)	18.89

Outstanding at end of period	225	$11.92	1.66	$1,436.0

Options exercisable at end of year	225	$11.92	1.66	$1,436.0

Information related to the stock option plan during each year follows:

	Years Ended December 31,
(dollars in thousands)	2017	2016	2015
Intrinsic value of options exercised	$806	$660	$458
Cash received from option exercises	2,655	2,349	997
Tax benefit realized from option exercises	318	264	159

As of December 31, 2017, all options were fully vested and all compensation costs had been expensed.

Stock Appreciation Rights

Old National has never granted stock appreciation rights. However, Old National did acquire stock appreciation rights through a prior year acquisition. Old National recorded no incremental expense associated with the conversion of these stock appreciation rights. At December 31, 2017, 0.1 million stock appreciation rights remained outstanding.

Outside Director Stock Compensation Program

Old National maintains a director stock compensation program covering all outside directors. Compensation shares are earned semi-annually. Beginning in 2017, any shares awarded to directors are anticipated to be issued from the ICP. Approximately 20,000 shares were issued to directors in 2017.

NOTE 19 – SHAREHOLDERS’ EQUITY

Dividend Reinvestment and Stock Purchase Plan

Old National has a dividend reinvestment and stock purchase plan under which common shares issued may be either repurchased shares or authorized and previously unissued shares. A new plan became effective on August 13, 2015, with total authorized and unissued common shares reserved for issuance of 3.3 million. At December 31, 2017, 3.3 million authorized and unissued common shares were available for issuance under the plan.

Employee Stock Purchase Plan

Old National has an employee stock purchase plan under which eligible employees can purchase common shares at a price not less than 95% of the fair market value of the common shares on the purchase date. The amount of common shares purchased cannot exceed ten percent of the employee’s compensation. The maximum number of shares that may be purchased under this plan is 500,000 shares. In 2017, 24,000 shares were issued related to this plan with proceeds of approximately $404,000. In 2016, 32,000 shares were issued related to this plan with proceeds of approximately $388,000.

NOTE 20 – FAIR VALUE

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at December 31, 2017 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Trading securities	$5,584	$5,584	$—	$—
Investment securities available-for-sale:
U.S. Treasury	5,551	5,551	—	—
U.S. government-sponsored entities and agencies	664,286	—	664,286	—
Mortgage-backed securities - Agency	1,667,682	—	1,667,682	—
States and political subdivisions	530,193	—	530,193
Pooled trust preferred securities	8,448	—	—	8,448
Other securities	320,047	30,965	289,082	—
Residential loans held for sale	17,930	—	17,930	—
Derivative assets	14,118	—	14,118	—
Financial Liabilities
Derivative liabilities	16,292	—	16,292	—

		Fair Value Measurements at December 31, 2016 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Trading securities	$4,982	$4,982	$—	$—
Investment securities available-for-sale:
U.S. Treasury	7,103	7,103	—	—
U.S. government-sponsored entities and agencies	493,956	—	493,956	—
Mortgage-backed securities - Agency	1,525,019	—	1,525,019	—
States and political subdivisions	436,684	—	436,684
Pooled trust preferred securities	8,119	—	—	8,119
Other securities	326,293	30,905	295,388	—
Residential loans held for sale	90,682	—	90,682	—
Derivative assets	17,701	—	17,701	—
Financial Liabilities
Derivative liabilities	23,574	—	23,574	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Years Ended December 31,
(dollars in thousands)	2017	2016
Balance at beginning of period	$8,119	$7,900
Accretion of discount	17	18
Sales/payments received	(424)	(327)
Increase in fair value of securities	736	528

Balance at end of period	$8,448	$8,119

The accretion of discounts on securities in the table above is included in interest income. An increase in fair value is reflected in the balance sheet as an increase in the fair value of investment securities available-for-sale, an increase in accumulated other comprehensive income, which is included in shareholders’ equity, and a decrease in other assets related to the tax impact.

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2017
Pooled trust preferred securities	$8,448	Discounted cash flow	Constant prepayment rate (a)	0.00%
			Additional asset defaults (b)	4.2% - 9.6% (7.5%)
			Expected asset recoveries (c)	0.0% - 4.1% (0.6%)
December 31, 2016
Pooled trust preferred securities	$8,119	Discounted cash flow	Constant prepayment rate (a)	0.00%
			Additional asset defaults (b)	4.5% - 10.0% (7.9%)
			Expected asset recoveries (c)	0.0% - 6.1% (0.9%)

(a)	Assuming no prepayments.
(b)	Each currently performing pool asset is assigned a default probability based on the banking environment, which is adjusted for specific issuer evaluation, of 0%, 50%, or 100%.
(c)	Each currently defaulted pool asset is assigned a recovery probability based on specific issuer evaluation of 0%, 25%, or 100%.

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

Assets measured at fair value on a non-recurring basis at December 31, 2017 are summarized below:

		Fair Value Measurements at December 31, 2017 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Collateral Dependent Impaired Loans:
Commercial loans	$2,217	$—	$—	$2,217
Commercial real estate loans	26,319	—	—	26,319
Foreclosed Assets:
Commercial real estate	1,726	—	—	1,726
Residential	55	—	—	55
Loan servicing rights	2,964	—	2,964	—

Impaired commercial and commercial real estate loans that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral. These impaired commercial and commercial real estate loans had a principal amount of $38.6 million, with a valuation allowance of $10.1 million at December 31, 2017. Old National recorded provision expense associated with these loans totaling $5.2 million in 2017.

Other real estate owned and other repossessed property is measured at fair value less costs to sell and had a net carrying amount of $1.8 million at December 31, 2017. The estimates of fair value are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral. There were write-downs of other real estate owned of $2.5 million in 2017.

Loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value. Fair value is determined at a tranche level, based on market prices for comparable mortgage servicing contracts when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model utilizes a discount rate, weighted average prepayment speed, and other economic factors that market participants would use in estimating future net servicing income and that can be validated against available market data (Level 2). The valuation allowance for loan servicing rights with impairments at December 31, 2017 totaled $29 thousand. Old National recorded recoveries associated with these loan servicing rights totaling $39 thousand in 2017.

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

Other real estate owned and other repossessed property had a net carrying amount of $1.7 million at December 31, 2016. There were write-downs of other real estate owned of $3.0 million in 2016.

The valuation allowance for loan servicing rights with impairments at December 31, 2016 totaled $68 thousand. There were impairments associated with these loan servicing rights totaling $34 thousand in 2016.

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

		Valuation	Unobservable	Range (Weighted
(dollars in thousands)	Fair Value	Techniques	Input	Average)
December 31, 2017 Collateral Dependent Impaired Loans
Commercial loans	$2,217	Fair value of collateral	Discount for type of property, age of appraisal, and current status	0% - 98% (49%)
Commercial real estate loans	26,319	Fair value of collateral	Discount for type of property, age of appraisal and current status	10% -78% (32%)
Foreclosed Assets
Commercial real estate	1,726	Fair value of collateral	Discount for type of property, age of appraisal, and current status	7% - 25% (18%)
Residential (1)	55	Fair value of collateral	Discount for type of property, age of appraisal, and current status	39%

(1)	There was only one foreclosed residential asset at December 31, 2017, so no range or weighted average rate is reported.

December 31, 2016
Collateral Dependent Impaired Loans
Commercial loans	$6,771	Fair value of collateral	Discount for type of property, age of appraisal, and current status	0% - 99% (53%)
Commercial real estate loans	11,632	Fair value of collateral	Discount for type of property, age of appraisal, and current status	10% - 67% (36%)
Foreclosed Assets
Commercial real estate	1,352	Fair value of collateral	Discount for type of property, age of appraisal, and current status	4% - 80% (39%)
Residential	394	Fair value of collateral	Discount for type of property, age of appraisal, and current status	7% - 60% (30%)

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

We have elected the fair value option for residential loans held for sale. For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status). None of these loans are 90 days or more past due, nor are any on nonaccrual status. Included in the income statement is interest income for loans held for sale totaling $0.2 million in 2017 and $0.1 million in 2016.

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

The difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected as of December 31, 2017 and 2016 was as follows:

	Aggregate		Contractual
(dollars in thousands)	Fair Value	Difference	Principal
December 31, 2017
Residential loans held for sale	$17,930	$546	$17,384

December 31, 2016
Residential loans held for sale	$90,682	$133	$90,549

Accrued interest at period end is included in the fair value of the instruments.

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the years ended December 31:

				Total Changes
				in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	(Expense)	Earnings
Year Ended December 31, 2017
Residential loans held for sale	$409	$4	$—	$413

Year Ended December 31, 2016
Residential loans held for sale	$(103)	$—	$—	$(103)

The carrying amounts and estimated fair values of financial instruments, not previously presented in this note, at December 31, 2017 and 2016 were as follows:

		Fair Value Measurements at December 31, 2017 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$290,432	$290,432	$—	$—
Investment securities held-to-maturity:
Mortgage-backed securities—Agency	6,903	—	7,056	—
State and political subdivisions	677,160	—	720,647	—
FHLB/Federal Reserve Bank stock	119,686	N/A	N/A	N/A
Loans, net:
Commercial	2,698,023	—	—	2,707,385
Commercial real estate	4,333,116	—	—	4,347,949
Residential real estate	2,165,290	—	—	2,210,951
Consumer credit	1,871,311	—	—	1,998,194
Accrued interest receivable	87,102	16	24,001	63,085
Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$3,680,807	$3,680,807	$—	$—
NOW, savings, and money market deposits	7,290,521	7,290,521	—	—
Time deposits	1,634,436	—	1,620,685	—
Federal funds purchased and interbank borrowings	335,033	335,033	—	—
Securities sold under agreements to repurchase	384,810	359,810	25,133	—
FHLB advances	1,609,579	—	—	1,607,189
Other borrowings	248,782	—	250,443	—
Accrued interest payable	7,029	—	7,029	—
Standby letters of credit	351	—	—	351
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$2,449

N/A = not applicable

		Fair Value Measurements at December 31, 2016 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$255,519	$255,519	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	40,131	—	40,558	—
Mortgage-backed securities - Agency	10,640	—	10,940	—
State and political subdivisions	694,319	—	732,674	—
FHLB/Federal Reserve Bank stock	101,716	N/A	N/A	N/A
Loans, net:
Commercial	1,895,618	—	—	1,971,296
Commercial real estate	3,112,680	—	—	3,400,365
Residential real estate	2,085,887	—	—	2,228,542
Consumer credit	1,866,519	—	—	1,974,180
Accrued interest receivable	81,381	16	22,880	58,485
Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$3,016,093	$3,016,093	$—	$—
NOW, savings, and money market deposits	6,259,052	6,259,052	—	—
Time deposits	1,468,108	—	1,460,778	—
Federal funds purchased and interbank borrowings	213,003	213,003	—	—
Securities sold under agreements to repurchase	367,052	317,052	50,612	—
FHLB advances	1,353,092	—	—	1,360,599
Other borrowings	218,939	—	217,647	—
Accrued interest payable	5,979	—	5,979	—
Standby letters of credit	315	—	—	315
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$2,527

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

FHLB and Federal Reserve Bank stock: Old National Bank is a member of the FHLB and the Federal Reserve System. The carrying value is our basis because it is not practical to determine the fair value due to restrictions placed on transferability.

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

Off-balance sheet financial instruments: Fair values for off-balance sheet credit-related financial instruments are based on fees currently charged to enter into similar agreements (Level 3). For further information regarding the amounts of these financial instruments, see Notes 22 and 23.

NOTE 21 – DERIVATIVE FINANCIAL INSTRUMENTS

As part of our overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, caps, and floors. The notional amount of these derivative instruments was $708.5 million at December 31, 2017 and $660.0 million at December 31, 2016. These derivative financial instruments at December 31, 2017 consisted of $33.5 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its FHLB advances and $675.0 million notional amount of pay-fixed, receive-variable interest rate swaps on certain of its FHLB advances. Derivative financial instruments at December 31, 2016 consisted of $35.0 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its FHLB advances and $625.0 million notional amount of pay-fixed, receive-variable interest rate swaps on certain of its FHLB advances. These hedges were entered into to manage interest rate risk. Derivative instruments are recognized on the balance sheet at their fair value and are not reported on a net basis.

In addition, commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At December 31, 2017, the notional amount of the interest rate lock commitments was $29.9 million and forward commitments were $41.2 million. At December 31, 2016, the notional amount of the interest rate lock commitments was $40.3 million and forward commitments were $86.1 million. It is our practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans.

Old National also enters into derivative instruments for the benefit of its customers. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $826.6 million at December 31, 2017. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $582.7 million at December 31, 2016. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps, caps, and collars. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.

Old National enters into derivative financial instruments as part of its foreign currency risk management strategies. These derivative instruments consist of foreign currency forward contracts to accommodate the business needs of its customers. Old National does not designate these foreign currency forward contracts for hedge accounting treatment. The notional amounts of these foreign currency forward contracts and the offsetting counterparty derivative instruments were $0.8 million at December 31, 2017. We did not have any foreign currency forward contracts at December 31, 2016.

Credit risk arises from the possible inability of counterparties to meet the terms of their contracts. Old National’s exposure is limited to the replacement value of the contracts rather than the notional, principal, or contract amounts. There are provisions in our agreements with the counterparties that allow for certain unsecured credit exposure up to an agreed threshold. Exposures in excess of the agreed thresholds are collateralized. In addition, we minimize credit risk through credit approvals, limits, and monitoring procedures.

Amounts reported in AOCI related to cash flow hedges will be reclassified to interest income or interest expense as interest payments are received or paid on Old National’s derivative instruments. During the next 12 months, we estimate that $0.7 million will be reclassified to interest income and $2.8 million will be reclassified to interest expense.

On the balance sheet, asset derivatives are included in other assets, and liability derivatives are included in other liabilities. The following table summarizes the fair value of derivative financial instruments utilized by Old National:

	December 31, 2017		December 31, 2016
(dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments
Interest rate contracts	$3,351	$5,351	$3,056	$11,582

Total derivatives designated as hedging instruments	$3,351	$5,351	$3,056	$11,582

Derivatives not designated as hedging instruments
Interest rate contracts	$10,012	$10,933	$11,903	$11,992
Mortgage contracts	747	—	2,742	—
Foreign currency contracts	8	8	—	—

Total derivatives not designated as hedging instruments	$10,767	$10,941	$14,645	$11,992

Total	$14,118	$16,292	$17,701	$23,574

Beginning in 2017, the relevant agreements that allow us to access the central clearing organizations to clear derivative transactions were amended to characterize variation margin payments as settlements of the derivative contract rather than collateral against the exposures. Netting cash collateral exchanged with all central clearing organizations and applying variation margin payments as settlement of derivative transactions resulted in a reduction of net derivative assets on our balance sheet of $3.6 million and a reduction of net derivative liabilities of $2.7 million at December 31, 2017.

The effect of derivative instruments on the consolidated statements of income for the years ended December 31 were as follows:

		Years Ended December 31,
(dollars in thousands)		2017	2016	2015
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$(5,695)	$(5,446)	$(1,729)
Interest rate contracts (2)	Other income / (expense)	161	126	189

Total		$(5,534)	$(5,320)	$(1,540)

Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$309	$329	$511

Total		$309	$329	$511

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (3)	Other income / (expense)	$56	$28	$18
Mortgage contracts	Mortgage banking revenue	(1,995)	1,390	168
Foreign currency contracts	Other income	—	—	—

Total		$(1,939)	$1,418	$186

(1)	Amounts represent the net interest payments as stated in the contractual agreements.
(2)	Amounts represent ineffectiveness on derivatives designated as fair value hedges.
(3)	Includes the valuation differences between the customer and offsetting counterparty swaps.

NOTE 22 – COMMITMENTS AND CONTINGENCIES

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

Credit-Related Financial Instruments

In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $3.144 billion and standby letters of credit of $68.7 million at December 31, 2017. At December 31, 2017, approximately $2.896 billion of the loan commitments had fixed rates and $248.1 million had floating rates, with the floating interest rates ranging from 0% to 18%. At December 31, 2016, loan commitments totaled $2.354 billion and standby letters of credit totaled $51.7 million. These commitments are not reflected in the consolidated financial statements. The allowance for unfunded loan commitments totaled $3.1 million at December 31, 2017 and $3.2 million at December 31, 2016.

Old National had credit extensions with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients totaling $12.4 million at December 31, 2017 and $13.3 million at December 31, 2016. Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $11.5 million at December 31, 2017 and $12.6 million December 31, 2016. Old National did not provide collateral for the remaining credit extensions.

NOTE 23 – FINANCIAL GUARANTEES

Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires Old National to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At December 31, 2017, the notional amount of standby letters of credit was $68.7 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.4 million. At December 31, 2016, the notional amount of standby letters of credit was $51.7 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.3 million.

Old National is a party in three separate risk participation transactions of interest rate swaps, which had total notional amount of $18.0 million at December 31, 2017.

NOTE 24 – REGULATORY RESTRICTIONS

Restrictions on Cash and Due from Banks

Old National’s affiliate bank is required to maintain reserve balances on hand and with the Federal Reserve Bank that are interest bearing and unavailable for investment purposes. The reserve balances were $100.9 million at December 31, 2017 and $85.4 million at December 31, 2016. In addition, Old National had cash and due from banks which was held as collateral for collateralized swap positions of $5.7 million at December 31, 2017 and $3.5 million at December 31, 2016.

Restrictions on Transfers from Affiliate Bank

Regulations limit the amount of dividends an affiliate bank can declare in any year without obtaining prior regulatory approval. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years. Prior regulatory approval to pay dividends was not required in 2015, 2016, or 2017 and is not currently required.

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

At December 31, 2017, Old National and Old National Bank exceeded the regulatory minimums and Old National Bank met the regulatory definition of well-capitalized based on the most recent regulatory notification.

The following table summarizes capital ratios for Old National and Old National Bank as of December 31:

	Actual		Fully Phased-In Regulatory Guidelines Minimum (1)		Well Capitalized Guidelines
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
2017
Total capital to risk-weighted assets
Old National Bancorp	$1,424,123	11.40%	$1,311,600	10.50%	$	N/A	N/A	%
Old National Bank	1,458,546	11.73	1,305,076	10.50		1,242,929	10.00
Common equity Tier 1 capital to risk-weighted assets
Old National Bancorp	1,298,326	10.39	874,400	7.00		N/A	N/A
Old National Bank	1,393,059	11.21	870,051	7.00		807,904	6.50
Tier 1 capital to risk-weighted assets
Old National Bancorp	1,298,326	10.39	1,061,772	8.50		N/A	N/A
Old National Bank	1,393,059	11.21	1,056,490	8.50		994,344	8.00
Tier 1 capital to average assets
Old National Bancorp	1,298,326	8.28	627,258	4.00		N/A	N/A
Old National Bank	1,393,059	8.93	623,758	4.00		779,697	5.00
2016
Total capital to risk-weighted assets
Old National Bancorp	$1,229,878	12.18%	$1,060,662	10.50%	$	N/A	N/A	%
Old National Bank	1,240,180	12.35	1,054,305	10.50		1,004,100	10.00
Common equity Tier 1 capital to risk-weighted assets
Old National Bancorp	1,162,817	11.51	707,108	7.00		N/A	N/A
Old National Bank	1,187,151	11.82	702,870	7.00		652,665	6.50
Tier 1 capital to risk-weighted assets
Old National Bancorp	1,176,849	11.65	858,631	8.50		N/A	N/A
Old National Bank	1,187,151	11.82	853,485	8.50		803,280	8.00
Tier 1 capital to average assets
Old National Bancorp	1,176,849	8.43	558,673	4.00		N/A	N/A
Old National Bank	1,187,151	8.55	555,161	4.00		693,951	5.00

N/A = not applicable

(1)	When fully phased-in on January 1, 2019, Basel III Capital Rules will require banking organizations to maintain: a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer”; a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer; a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer; and a minimum ratio of Tier 1 capital to adjusted average consolidated assets of at least 4.0%.

NOTE 25 – PARENT COMPANY FINANCIAL STATEMENTS

The following are the condensed parent company only financial statements of Old National:

OLD NATIONAL BANCORP (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

	December 31,
(dollars in thousands)	2017	2016
Assets
Deposits in affiliate bank	$43,538	$91,650
Trading securities - at fair value	5,584	4,982
Investment securities - available-for-sale	1,547	1,535
Investment in affiliates:
Banking subsidiaries	2,248,700	1,862,244
Non-banks	5,142	11,388
Other assets	112,353	90,872

Total assets	$2,416,864	$2,062,671

Liabilities and Shareholders’ Equity
Other liabilities	$31,768	$33,407
Other borrowings	230,699	214,847
Shareholders’ equity	2,154,397	1,814,417

Total liabilities and shareholders’ equity	$2,416,864	$2,062,671

OLD NATIONAL BANCORP (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(dollars in thousands)	2017	2016	2015
Income
Dividends from affiliates	$100,000	$160,007	$67,717
Net securities gains	667	100	6
Other income	1,966	40,841	1,892
Other income from affiliates	5	6	51

Total income	102,638	200,954	69,666

Expense
Interest on borrowings	9,298	9,077	8,684
Other expenses	16,335	18,460	13,957

Total expense	25,633	27,537	22,641

Income before income taxes and equity in undistributed earnings of affiliates	77,005	173,417	47,025
Income tax expense (benefit)	(6,240)	11,952	(5,473)

Income before equity in undistributed earnings of affiliates	83,245	161,465	52,498
Equity in undistributed earnings of affiliates	12,480	(27,201)	64,218

Net income	$95,725	$134,264	$116,716

OLD NATIONAL BANCORP (PARENT COMPANY ONLY)

CONDENSED STATEMENT OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2017	2016	2015
Cash Flows From Operating Activities
Net income	$95,725	$134,264	$116,716

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	36	29	20
Net securities (gains) losses	(667)	(100)	(6)
Gain on sale of ONB Insurance Group, Inc.	—	(41,864)	—
Stock-based compensation expense	6,275	7,318	4,255
(Increase) decrease in other assets	(24,004)	(3,958)	6,307
Increase (decrease) in other liabilities	3,968	(225)	1,441
Equity in undistributed earnings of affiliates	(12,480)	27,201	(64,218)

Total adjustments	(26,872)	(11,599)	(52,201)

Net cash flows provided by (used in) operating activities	68,853	122,665	64,515

Cash Flows From Investing Activities
Net cash and cash equivalents of acquisitions	(24,005)	(100,220)	(41,070)
Proceeds from sale of ONB Insurance Group, Inc.	—	91,771	—
Purchases of investment securities	(62)	(52)	(1,053)
Net advances to affiliates	(250)	(3,500)	—
Purchases of premises and equipment	(485)	(13)	—

Net cash flows provided by (used in) investing activities	(24,802)	(12,014)	(42,123)

Cash Flows From Financing Activities
Payments for maturities/redemptions of other borrowings	(19,856)	—	—
Cash dividends paid on common stock	(72,604)	(67,536)	(55,552)
Common stock repurchased	(2,762)	(2,202)	(88,695)
Proceeds from exercise of stock options	2,655	2,349	997
Common stock issued	404	388	391

Net cash flows provided by (used in) financing activities	(92,163)	(67,001)	(142,859)

Net increase (decrease) in cash and cash equivalents	(48,112)	43,650	(120,467)
Cash and cash equivalents at beginning of period	91,650	48,000	168,467

Cash and cash equivalents at end of period	$43,538	$91,650	$48,000

NOTE 26 – SEGMENT INFORMATION

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

NOTE 27 – INTERIM FINANCIAL DATA (UNAUDITED)

The following table details the quarterly results of operations for the years ended December 31, 2017 and 2016.

(unaudited, dollars and shares in thousands, except per share data)	Three Months Ended				Three Months Ended
	12/31/2017	9/30/2017	6/30/2017	3/31/2017	12/31/2016	9/30/2016	6/30/2016	3/31/2016
Interest income	$135,134	$123,525	$118,209	$118,468	$121,849	$119,713	$110,243	$95,329
Interest expense	16,578	15,047	13,876	12,667	11,932	11,910	10,903	9,686

Net interest income	118,556	108,478	104,333	105,801	109,917	107,803	99,340	85,643
Provision for loan losses	1,037	311	1,355	347	(1,756)	1,306	1,319	91
Noninterest income	44,825	46,366	49,271	42,920	62,751	47,243	93,385	49,451
Noninterest expense	140,432	103,702	102,811	101,891	126,258	108,062	121,472	98,355

Income before income taxes	21,912	50,831	49,438	46,483	48,166	45,678	69,934	36,648
Income tax expense	40,405	11,459	10,584	10,491	14,710	10,969	30,812	9,671

Net income (loss)	$(18,493)	$39,372	$38,854	$35,992	$33,456	$34,709	$39,122	$26,977

Net income (loss) per share:
Basic	$(0.13)	$0.30	$0.28	$0.27	$0.25	$0.25	$0.31	$0.24
Diluted	(0.13)	0.29	0.28	0.27	0.25	0.25	0.31	0.24

Average shares:
Basic	146,073	135,120	135,085	134,912	134,670	134,492	127,508	113,998
Diluted	146,875	135,796	135,697	135,431	135,383	135,011	127,973	114,563

Quarterly results, most notably interest income, noninterest income, and noninterest expense, were impacted by the acquisitions of Anchor (MN) in November 2017 and Anchor (WI) May 2016. In addition, Old National sold its insurance operations, ONI, on May 31, 2016. Income tax expense in the three months ended December 31, 2017 included $39.3 million of additional tax expense to estimate the revaluation of Old National’s deferred tax assets due to the lowering of the federal corporate tax rate to 21%.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. Old National’s principal executive officer and principal financial officer have concluded that Old National’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this annual report on Form 10-K, are effective at the reasonable assurance level as discussed below to ensure that information required to be disclosed by Old National in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to Old National’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the SEC its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2017. The applicable information appearing in the Proxy Statement for the 2018 annual meeting is incorporated by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the SEC its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2017. The applicable information appearing in our Proxy Statement for the 2018 annual meeting is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is omitted from this report, (with the exception of the “Equity Compensation Plan Information,” which is reported in Item 5 of this report and is incorporated herein by reference) pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the SEC its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2017. The applicable information appearing in the Proxy Statement for the 2018 annual meeting is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the SEC its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2017. The applicable information appearing in the Proxy Statement for the 2018 annual meeting is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the SEC its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2017. The applicable information appearing in the Proxy Statement for the 2018 annual meeting is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements:

The following consolidated financial statements of the registrant and its subsidiaries are filed as part of this document under “Item 8. Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2017 and 2016

Consolidated Statements of Income – Years Ended December 31, 2017, 2016, and 2015

Consolidated Statements of Comprehensive Income – Years Ended December 31, 2017, 2016, and 2015

Consolidated Statements of Changes in Shareholders’ Equity – Years Ended December 31, 2017, 2016, and 2015

Consolidated Statements of Cash Flows – Years Ended December 31, 2017, 2016, and 2015

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

The schedules for Old National and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

3.	Exhibits

The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are as follows:

Exhibit Number

2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

2(a)	Agreement and Plan of Merger dated as of August 7, 2017 by and between Old National Bancorp and Anchor Bancorp, Inc. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2017).

3(i)	Articles of Incorporation.

3(i)(a)	Fourth Amended and Restated Articles of Incorporation of Old National, amended May 13, 2016 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2016).

3(ii)	By-Laws.

3(ii)(a)	Amended and Restated By-Laws of Old National, amended July 28, 2016 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2016).

4	Instruments Defining Rights of Security Holders, Including Indentures.

4(a)	Senior Indenture between Old National and The Bank of New York Trust Company (as successor to J.P. Morgan Trust Company, National Association (as successor to Bank One, N.A.)), as trustee, dated as of July 23, 1997 (incorporated by reference to Exhibit 4.3 to Old National’s Registration Statement on Form S-3, Registration No. 333-118374, filed with the Securities and Exchange Commission on December 2, 2004).

4(b)	Second Indenture Supplement, dated as of August 15, 2014, between Old National and The Bank of New York Mellon Trust Company, N.A., as trustee, providing for the issuance of its 4.125% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2014).

10	Material Contracts.

(a)	Form of 2008 Non-qualified Stock Option Award Agreement (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

(b)	Form of 2009 Executive Stock Option Agreement between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

(c)	Form of Employment Agreement for Robert G. Jones (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2011).*

(d)	Form of Employment Agreement for Daryl D. Moore (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K with the Securities and Exchange Commission on February 1, 2011).*

(e)	Form of Amended Severance/Change of Control Agreement for Jeffrey L. Knight (incorporated by reference to Exhibit 10(bb) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

(f)	Form of 2014 Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(ap) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2013).*

(g)	Form of 2014 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(aq) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2013).*

(h)	Form of 2015 Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(au) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2014).*

(i)	Form of 2015 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(av) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2014).*

(j)	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-206352 filed with the Securities and Exchange Commission on August 13, 2015).

(k)	Form of 2016 Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(av) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2015).*

(l)	Form of 2016 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(aw) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2015).*

(m)	Employment Agreement dated as of March 18, 2014, as amended and effective as of May 12, 2016 between Old National Bancorp and James A. Sandgren (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2016).*

(n)	Employment Agreement dated as of May 12, 2016 between Old National Bancorp and James C. Ryan, III (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2016).*

(o)	Employment Agreement dated as of January 1, 2008, as amended and effective as of January 1, 2009, January 1, 2011, and May 12, 2016 between Old National Bancorp and Christopher A. Wolking (incorporated by reference to Exhibit 10.3 of Old National’s Current Report on Form 8-K with the Securities and Exchange Commission on May 12, 2016).*

(p)	Form of 2017 Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(n) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2016).*

(q)	Form of 2017 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(o) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2016).*

(r)	Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Appendix I of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 6, 2017).*

(s)	Form of 2018 Performance Units Award Agreement between Old National and certain key associates is filed herewith.*

(t)	Form of 2018 Restricted Stock Award Agreement between Old National and certain key associates is filed herewith.*

12	Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

21	Subsidiaries of Old National Bancorp

23.1	Consent of Crowe Horwath LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Old National Bancorp’s Annual Report on Form 10-K Report for the year ended December 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Old National has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD NATIONAL BANCORP

By:	/s/ Robert G. Jones	Date:	February 15, 2018
Robert G. Jones,
Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 15, 2018, by the following persons on behalf of Old National and in the capacities indicated.

By:	/s/ Alan W. Braun	By:	/s/ James C. Ryan, III
	Alan W. Braun, Director		James C. Ryan, III,
Senior Executive Vice President and Chief
Financial Officer (Principal Financial Officer)
By:	/s/ Niel C. Ellerbrook
Niel C. Ellerbrook, Director
		By:	/s/ Randall T. Shepard
By:	/s/ Andrew E. Goebel		Randall T. Shepard, Director
Andrew E. Goebel, Director
		By:	/s/ Rebecca S. Skillman
By:	/s/ Jerome F. Henry Jr.		Rebecca S. Skillman, Lead Director
Jerome F. Henry Jr., Director
		By:	/s/ Kelly N. Stanley
By:	/s/ Robert G. Jones		Kelly N. Stanley, Director
Robert G. Jones,
	Chairman and Chief Executive Officer	By:	/s/ Derrick J. Stewart
	(Principal Executive Officer)		Derrick J. Stewart, Director

By:	/s/ Phelps L. Lambert	By:	/s/ Katherine E. White
	Phelps L. Lambert, Director		Katherine E. White, Director

By:	/s/ Arthur H. McElwee Jr.	By:	/s/ Linda E. White
	Arthur H. McElwee Jr., Director		Linda E. White, Director

By:	/s/ James T. Morris	By:	/s/ Michael W. Woods
	James T. Morris, Director		Michael W. Woods,
Senior Vice President and Corporate Controller
(Principal Accounting Officer)