Form 10-Q
period 2018-03-31
OLD NATIONAL BANCORP /IN/
filed 2018-05-02
CIK 707179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

(800) 731-2265

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The registrant has one class of common stock (no par value) with 152,172,000 shares outstanding at March 31, 2018.

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

DTI: debt-to-income

Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act

EITF: Emerging Issues Task Force

FASB: Financial Accounting Standards Board

FDIC: Federal Deposit Insurance Corporation

FHLB: Federal Home Loan Bank

FHTC: Federal Historic Tax Credit

FICO: Fair Isaac Corporation

GAAP: generally accepted accounting principles in the United States

LGD: loss given default

LIBOR: London Interbank Offered Rate

LIHTC: Low Income Housing Tax Credit

LTV: loan-to-value

N/A: not applicable

N/M: not meaningful

NASDAQ: The NASDAQ Stock Market LLC

NOW: negotiable order of withdrawal

OTTI: other-than-temporary impairment

PCI: purchased credit impaired

PD: probability of default

Renewable Energy: investment tax credits for solar projects

SAB: Staff Accounting Bulletin

SEC: Securities and Exchange Commission

TBA: to be announced

TDR: troubled debt restructuring

OLD NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,	March 31,
(dollars and shares in thousands, except per share data)	2018	2017	2017
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$192,022	$222,753	$184,974
Money market and other interest-earning investments	86,219	67,679	32,061

Total cash and cash equivalents	278,241	290,432	217,035
Trading securities, at fair value	5,569	5,584	5,083
Investment securities - available-for-sale, at fair value:
U.S. Treasury	9,295	5,551	12,117
U.S. government-sponsored entities and agencies	572,689	664,286	543,034
Mortgage-backed securities	1,477,896	1,667,682	1,474,995
States and political subdivisions	843,488	530,193	452,551
Other securities	316,495	328,495	334,246

Total investment securities - available-for-sale	3,219,863	3,196,207	2,816,943
Investment securities - held-to-maturity, at amortized cost (fair value $536,143; $727,703; and $784,906, respectively)	535,153	684,063	741,448
Federal Home Loan Bank/Federal Reserve Bank stock, at cost	136,206	119,686	107,501
Loans held for sale, at fair value	17,635	17,930	17,373
Loans:
Commercial	2,811,629	2,717,269	1,910,536
Commercial real estate	4,449,980	4,354,552	3,222,865
Residential real estate	2,158,532	2,167,053	2,112,262
Consumer credit, net of unearned income	1,818,541	1,879,247	1,886,110

Total loans	11,238,682	11,118,121	9,131,773
Allowance for loan losses	(50,381)	(50,381)	(49,834)

Net loans	11,188,301	11,067,740	9,081,939

Premises and equipment, net	453,603	458,074	420,866
Accrued interest receivable	81,621	87,102	76,674
Goodwill	828,804	828,051	655,018
Other intangible assets	48,833	53,096	34,657
Company-owned life insurance	404,561	403,753	353,786
Net deferred tax assets	88,773	110,857	165,376
Loan servicing rights	24,380	24,661	25,446
Assets held for sale	6,331	7,180	14,604
Other real estate owned and repossessed personal property	6,735	8,810	12,547
Other assets	171,678	155,066	123,349

Total assets	$17,496,287	$17,518,292	$14,869,645

Liabilities
Deposits:
Noninterest-bearing demand	$3,655,732	$3,680,807	$3,024,111
Interest-bearing:
NOW	3,135,778	3,115,822	2,635,317
Savings	3,091,101	3,035,622	2,997,919
Money market	1,130,258	1,139,077	697,287
Time	1,775,731	1,634,436	1,466,718

Total deposits	12,788,600	12,605,764	10,821,352
Federal funds purchased and interbank borrowings	150,026	335,033	61,016
Securities sold under agreements to repurchase	308,189	384,810	345,550
Federal Home Loan Bank advances	1,664,179	1,609,579	1,441,030
Other borrowings	248,898	248,782	219,021
Accrued expenses and other liabilities	157,277	179,927	135,317

Total liabilities	15,317,169	15,363,895	13,023,286

Shareholders’ Equity
Preferred stock, 2,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $1.00 per share stated value, 300,000 shares authorized, 152,172; 152,040; and 135,435 shares issued and outstanding, respectively	152,172	152,040	135,435
Capital surplus	1,640,776	1,639,499	1,350,866
Retained earnings	447,696	413,130	408,623
Accumulated other comprehensive income (loss), net of tax	(61,526)	(50,272)	(48,565)

Total shareholders’ equity	2,179,118	2,154,397	1,846,359

Total liabilities and shareholders’ equity	$17,496,287	$17,518,292	$14,869,645

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended
	March 31,
(dollars and shares in thousands, except per share data)	2018	2017
Interest Income
Loans including fees:
Taxable	$118,389	$92,201
Nontaxable	3,874	3,179
Investment securities:
Taxable	18,804	15,685
Nontaxable	6,549	7,372
Money market and other interest-earning investments	90	31

Total interest income	147,706	118,468

Interest Expense
Deposits	7,255	4,383
Federal funds purchased and interbank borrowings	1,017	356
Securities sold under agreements to repurchase	359	256
Federal Home Loan Bank advances	7,780	5,312
Other borrowings	2,723	2,360

Total interest expense	19,134	12,667

Net interest income	128,572	105,801
Provision for loan losses	380	347

Net interest income after provision for loan losses	128,192	105,454

Noninterest Income
Wealth management fees	9,026	8,999
Service charges on deposit accounts	10,759	9,843
Debit card and ATM fees	4,865	4,236
Mortgage banking revenue	4,192	4,226
Investment product fees	5,515	4,989
Capital markets income	498	1,031
Company-owned life insurance	2,605	2,149
Net securities gains (losses)	788	1,500
Recognition of deferred gain on sale leaseback transactions	395	537
Other income	3,746	5,410

Total noninterest income	42,389	42,920

Noninterest Expense
Salaries and employee benefits	64,179	56,564
Occupancy	13,280	12,134
Equipment	3,565	3,227
Marketing	3,697	3,050
Data processing	8,884	7,608
Communication	3,064	2,414
Professional fees	2,730	2,651
Loan expense	1,744	1,631
Supplies	722	579
FDIC assessment	2,645	2,487
Other real estate owned expense	349	1,115
Amortization of intangibles	3,609	3,020
Amortization of tax credit investments	716	—
Other expense	8,457	5,411

Total noninterest expense	117,641	101,891

Income before income taxes	52,940	46,483
Income tax expense	4,957	10,491

Net income	$47,983	$35,992

Net income per common share - basic	$0.32	$0.27
Net income per common share - diluted	0.31	0.27

Weighted average number of common shares outstanding - basic	151,721	134,912
Weighted average number of common shares outstanding - diluted	152,370	135,431

Dividends per common share	$0.13	$0.13

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2018	2017
Net income	$47,983	$35,992
Other comprehensive income (loss):
Change in securities available-for-sale:
Unrealized holding gains (losses) for the period	(25,794)	15,780
Reclassification for securities transferred to held-to-maturity	14,007	—
Reclassification adjustment for securities gains realized in income	(788)	(1,500)
Income tax effect	3,110	(5,260)

Unrealized gains (losses) on available-for-sale securities	(9,465)	9,020
Change in securities held-to-maturity:
Adjustment for securities transferred to available-for-sale	19,412	—
Adjustment for securities transferred from available-for-sale	(14,007)	—
Amortization of fair value for securities held-to-maturity previously recognized into accumulated other comprehensive income	591	449
Income tax effect	(1,026)	(154)

Changes from securities held-to-maturity	4,970	295
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	4,563	580
Reclassification adjustment for losses realized in net income	769	1,799
Income tax effect	(1,308)	(904)

Changes from cash flow hedges	4,024	1,475
Defined benefit pension plans:
Amortization of net loss recognized in income	51	27
Income tax effect	(31)	(10)

Changes from defined benefit pension plans	20	17

Other comprehensive income (loss), net of tax	(451)	10,807

Comprehensive income	$47,532	$46,799

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

				Accumulated
				Other	Total
	Common	Capital	Retained	Comprehensive	Shareholders’
(dollars in thousands)	Stock	Surplus	Earnings	Income (Loss)	Equity
Balance at December 31, 2016	$135,159	$1,348,338	$390,292	$(59,372)	$1,814,417
Net income	—	—	35,992	—	35,992
Other comprehensive income (loss)	—	—	—	10,807	10,807
Dividends - common stock ($0.13 per share)	—	—	(17,602)	—	(17,602)
Common stock issued	5	86	—	—	91
Common stock repurchased	(70)	(1,197)	—	—	(1,267)
Stock-based compensation expense	—	1,331	—	—	1,331
Stock activity under incentive compensation plans	341	2,308	(59)	—	2,590

Balance at March 31, 2017	$135,435	$1,350,866	$408,623	$(48,565)	$1,846,359

Balance at December 31, 2017	$152,040	$1,639,499	$413,130	$(50,272)	$2,154,397
Cumulative effect of change in accounting principles (Note 3)	—	—	(4,127)	(52)	(4,179)
Reclassification of certain tax effects related to the Tax Cuts and Jobs Act of 2017 (Note 3)	—	—	10,751	(10,751)	—
Net income	—	—	47,983	—	47,983
Other comprehensive income (loss)	—	—	—	(451)	(451)
Dividends - common stock ($0.13 per share)	—	—	(19,782)	—	(19,782)
Common stock issued	6	99	—	—	105
Common stock repurchased	(64)	(1,051)	—	—	(1,115)
Stock-based compensation expense	—	1,931	—	—	1,931
Stock activity under incentive compensation plans	190	298	(259)	—	229

Balance at March 31, 2018	$152,172	$1,640,776	$447,696	$(61,526)	$2,179,118

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2018	2017
Cash Flows From Operating Activities
Net income	$47,983	$35,992

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	5,833	5,211
Amortization of other intangible assets	3,609	3,020
Amortization of tax credit investments	716	—
Net premium amortization on investment securities	3,845	3,846
Stock-based compensation expense	1,931	1,331
Excess tax (benefit) expense on stock-based compensation	536	288
Provision for loan losses	380	347
Net securities (gains) losses	(788)	(1,500)
Recognition of deferred gain on sale leaseback transactions	(395)	(537)
Net (gains) losses on sales of loans and other assets	5,365	(2,520)
Increase in cash surrender value of company-owned life insurance	(2,605)	(2,149)
Residential real estate loans originated for sale	(92,377)	(51,823)
Proceeds from sales of residential real estate loans	93,686	127,656
(Increase) decrease in interest receivable	5,481	4,706
(Increase) decrease in other real estate owned	2,075	5,999
(Increase) decrease in other assets	9,211	2,548
Increase (decrease) in accrued expenses and other liabilities	(22,172)	(12,451)

Total adjustments	14,331	83,972

Net cash flows provided by (used in) operating activities	62,314	119,964

Cash Flows From Investing Activities
Purchases of investment securities available-for-sale	(113,525)	(133,288)
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	(16,520)	(5,794)
Proceeds from maturities, prepayments, and calls of investment securities available-for-sale	118,694	93,040
Proceeds from sales of investment securities available-for-sale	84,257	33,588
Proceeds from maturities, prepayments, and calls of investment securities held-to-maturity	26,117	2,714
Proceeds from sales of Federal Home Loan Bank/Federal Reserve Bank stock	—	9
Proceeds from sales of trading securities	128	127
Net principal collected from (loans made to) loan customers	(120,941)	(121,582)
Proceeds from settlements on company-owned life insurance	1,797	1,319
Proceeds from sales of premises and equipment and other assets	2,578	—
Purchases of premises and equipment and other assets	(9,593)	(5,093)

Net cash flows provided by (used in) investing activities	(27,008)	(134,960)

Cash Flows From Financing Activities
Net increase (decrease) in:
Deposits	182,697	78,099
Federal funds purchased and interbank borrowings	(185,007)	(151,987)
Securities sold under agreements to repurchase	(76,621)	(21,502)
Payments for maturities of Federal Home Loan Bank advances	(772,928)	(641,830)
Payments for maturities of other borrowings	(32)	(80)
Proceeds from Federal Home Loan Bank advances	825,000	730,000
Cash dividends paid on common stock	(19,782)	(17,602)
Common stock repurchased	(1,115)	(1,267)
Proceeds from exercise of stock options	186	2,590
Common stock issued	105	91

Net cash flows provided by (used in) financing activities	(47,497)	(23,488)

Net increase (decrease) in cash and cash equivalents	(12,191)	(38,484)
Cash and cash equivalents at beginning of period	290,432	255,519

Cash and cash equivalents at end of period	$278,241	$217,035

Supplemental cash flow information:
Total interest paid	$20,775	$14,642
Total taxes paid (net of refunds)	$(183)	$—
Securities transferred from held-to-maturity to available-for-sale	$447,026	$—
Securities transferred from available-for-sale to held-to-maturity	$323,990	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of March 31, 2018 and 2017, and December 31, 2017, and the results of its operations for the three months ended March 31, 2018 and 2017. Interim results do not necessarily represent annual results. These financial statements should be read in conjunction with Old National’s Annual Report for the year ended December 31, 2017.

All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the 2018 presentation. Such reclassifications had no effect on net income or shareholders’ equity and were insignificant amounts.

NOTE 2 – REVENUE RECOGNITION

In May 2014, the FASB issued an update (ASU No. 2014-09, Revenue from Contracts with Customers) creating FASB Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. We finalized our in-depth assessment and identified the revenue line items within the scope of this new guidance. Neither the new standard, nor any of the amendments detailed below, resulted in a material change from our current accounting for revenue because the majority of Old National’s financial instruments are not within the scope of Topic 606, and those that are require no change in the accounting.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments relate to when another party, along with the entity, is involved in providing a good or service to a customer. Topic 606 requires an entity to determine whether the nature of its promise is to provide that good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). This determination is based upon whether the entity controls the good or the service before it is transferred to the customer. Topic 606 includes indicators to assist in this evaluation. The amendments in this update affect the guidance in ASU No. 2014-09 above. The effective date is the same as the effective date of ASU No. 2014-09.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: identifying performance obligations, and the licensing implementation guidance. Before an entity can identify its performance obligations in a contract with a customer, the entity first identifies the promised goods or services in the contract. The amendments in this update are expected to reduce the cost and complexity of applying the guidance on identifying promised goods or services. To identify performance obligations in a contract, an entity evaluates whether promised goods and services are distinct. Topic 606 includes two criteria for assessing whether promises to transfer goods or services are distinct. One of those criteria is that the promises are separately identifiable. This update will improve the guidance on assessing that criterion. Topic 606 also includes implementation guidance on determining whether as entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property, which is satisfied at a point in time, or a right to access the entity’s intellectual property, which is satisfied over time. The amendments in this update are intended to improve the operability and understandability of the licensing implementation guidance. The amendments in this update affect the guidance in ASU No. 2014-09 above. The effective date is the same as the effective date of ASU No. 2014-09.

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

On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “Topic 606”). We elected to implement using the modified retrospective application, with the cumulative effect recorded as an adjustment to opening retained earnings at January 1, 2018. Due to immateriality, we had no cumulative effect to record. Since interest income on loans and securities are both excluded from this topic, a significant majority of our revenues are not subject to the new guidance. Our services that fall within the scope of Topic 606 are presented within noninterest income and are recognized as revenue as we satisfy our obligation to the customer. Services within the scope of Topic 606 include wealth management fees, service charges on deposit accounts, debit card and ATM fees, and investment product fees.

Wealth management fees: We earn wealth management fees based upon asset custody and investment management services provided to individual and institutional customers. Most of these customers receive monthly or quarterly billings for services rendered based upon the market value of assets in custody. Fees that are transaction based are recognized at the point in time that the transaction is executed.

Service charges on deposit accounts: We earn fees from our deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees and overdraft fees are recognized at a point in time, since the customer generally has a right to cancel the depository arrangement at any time. The arrangement is considered a day-to-day contract with ongoing renewals and optional purchases, so the duration of the contract does not extend beyond the services already performed. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which we satisfy our performance obligation.

Debit card and ATM fees: Debit card and ATM fees include ATM usage fees and debit card interchange income. As with the transaction-based fees on deposit accounts, the ATM fees are recognized at the point in time that we fulfill the customer’s request. We earn interchange fees from cardholder transactions processed through card association networks. Interchange rates are generally set by the card associations based upon purchase volumes and other factors. Interchange fees represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.

Investment product fees: Investment product fees are the commissions and fees received from a registered broker/dealer and investment adviser that provide those services to our customers. We act as an agent in arranging the relationship between the customer and the third-party service provider. These fees are recognized monthly from the third-party broker based upon services already performed.

The consolidated statements of income include all categories of noninterest income. The following table reflects only the categories of noninterest income that are within the scope of Topic 606:

	Three Months Ended
	March 31,
(dollars in thousands)	2018	2017
Wealth management fees	$9,026	$8,999
Service charges on deposit accounts	10,759	9,843
Debit card and ATM fees	4,865	4,236
Investment product fees	5,515	4,989
Other income:
Gain (loss) on other real estate owned	135	658
Merchant processing fees	641	597
Safe deposit box fees	404	307
Insurance premiums and commissions	104	107

Total	$31,449	$29,736

The adoption of Topic 606 did not have a material impact on our consolidated financial position, results of operations, equity, or cash flows as of the adoption date or for the three months ended March 31, 2018.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

FASB ASC 825 – In January 2016, the FASB issued an update (ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities). The amendments in this update impact public business entities as follows: (1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. (2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. (3) Eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. (4) Require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. (5) Require an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. (6) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. (7) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this update became effective for annual periods and interim periods within those annual periods beginning after December 15, 2017 and did not have a material impact on the consolidated financial statements.

FASB ASC 842 – In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. Based on leases outstanding at March 31, 2018, we do not expect the new standard to have a material impact on our income statement, but anticipate a $115 million to $135 million increase in our assets and liabilities. Decisions to repurchase, modify, or renew leases prior to the implementation date will impact this level of materiality.

FASB ASC 815 – In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in the update make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The amendments in this update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This update addresses several limitations that current GAAP places on the risk components, how an entity can designate the hedged item in a fair value hedge of interest rate risk, and how an entity can measure changes in fair value of the hedged item attributable to interest rate risk. In addition to the amendments to the designation and measurement guidance for qualifying hedging relationships, the amendments in this update also align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements to increase the understandability of the results of an entity’s intended hedging strategies. The amendments in this update require an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. Prior to the issuance of this update, GAAP provided special hedge accounting only for the portion of the hedge deemed to be “highly effective” and required an entity to separately reflect the amount by which the hedging instrument did not offset the hedged item, which is referred to as the “ineffective” amount. However, the concept and reporting of hedge ineffectiveness were difficult for financial statement users to understand and, at times, for preparers to explain. The FASB board decided on an approach that no longer separately measures and reports hedge ineffectiveness. This update also includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. Prior to the issuance of this update, GAAP contained specific requirements for initial and ongoing quantitative hedge effectiveness testing and strict requirements for specialized effectiveness testing methods that allowed an entity to forgo quantitative hedge effectiveness assessments for qualifying relationships. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. Early adoption is permitted in any interim period. Management has elected to early adopt this update effective January 1, 2018 using the modified retrospective method. The impact of the adoption resulted in a reduction to Old National’s opening retained earnings of $3.2 million. In addition, as permitted by the amendments in the update, Old National reclassified $447.0 million in state and political subdivision securities with unrealized holding gains of $26.1 million from the held-to-maturity portfolio to the available-for-sale portfolio.

FASB ASC 718 – In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this update provide guidance about which changes to the terms and conditions of a shared-based payment award require an entity to apply modification accounting. An entity should account for the effect of a modification unless all the following are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in this update became effective for annual periods and interim periods within those annual periods beginning after December 15, 2017 and did not have a material impact on the consolidated financial statements.

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

FASB ASC 740 – In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Current guidance prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in generally accepted accounting principles. The exception has led to diversity in practice and is a source of complexity in financial reporting. FASB decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments in this update do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. The amendments in this update became effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The amendments in this update were applied on a modified retrospective basis through a cumulative-effect reduction of $1.0 million directly to retained earnings as of the beginning of 2018.

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

FASB ASC 610 – In February 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. Subtopic 610-20 was originally issued as part of ASU No. 2014-09 to provide guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. This update was issued to help clarify uncertainties and complexities of ASU 2014-09. The amendments in this update define the term in substance nonfinancial asset, in part, as a financial asset promised to a counterparty in a contract if substantially all of its fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets. If substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets. The amendments in this update also clarify that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. The amendments in this update require an entity to derecognize a distinct nonfinancial asset or distinct in substance nonfinancial asset in a partial sale transaction when it (1) does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with Topic 810 and (2) transfers control of the asset in accordance with Topic 606. Once an entity transfers control of a distinct nonfinancial asset or distinct in substance nonfinancial asset, it is required to measure any noncontrolling interest it receives (or retains) at fair value. The amendments were effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period and did not have a material impact on the consolidated financial statements.

FASB ASC 715 – In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this update require that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. The amendments in this update improve the consistency, transparency, and usefulness of financial information to users that have communicated that the service cost component generally is analyzed differently from the other components of net benefit cost. The amendments in this update became effective for annual periods and interim periods within those annual periods beginning after December 15, 2017 and did not have a material impact on the consolidated financial statements.

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

FASB ASC 220 – In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU help organizations address certain stranded income tax effects in AOCI resulting from the Tax Cuts and Jobs Act. The ASU provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Management has elected to early adopt this update effective January 1, 2018, which resulted in a reclassification that decreased beginning accumulated other comprehensive income and increased beginning retained earnings by $10.8 million.

FASB ASC 825 – In February 2018, the FASB issued an update (ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities). The amendments in this update clarified the guidance in ASU No. 2016-01 specifically for equity securities without a readily determinable fair value and financial liabilities for which the fair value option is elected. The amendments in this update become effective for annual periods beginning after December 15, 2017 and interim periods within those fiscal years beginning after June 15, 2018. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

NOTE 4 – ACQUISITION AND DIVESTITURE ACTIVITY

Acquisitions

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

Pursuant to the merger agreement, each holder of Anchor (MN) common stock received $2.625 in cash and 1.350 shares of Old National Common Stock per share of Anchor (MN) common stock such holder owned. The total fair value of consideration for Anchor (MN) was $332.8 million, consisting of $31.9 million of cash and the issuance of 16.5 million shares of Old National Common Stock valued at $300.8 million. This acquisition was accounted for under the acquisition method of accounting. Accordingly, Old National recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. Through March 31, 2018, transaction and integration costs of $14.6 million associated with this acquisition have been expensed and remaining integration costs will be expensed in future periods as incurred.

The following table reflects management’s preliminary valuation of the assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$34,501
Investment securities	302,195
FHLB/Federal Reserve Bank stock	6,585
Loans held for sale	1,407
Loans	1,593,991
Premises and equipment	33,433
Accrued interest receivable	5,872
Other real estate owned	1,058
Company-owned life insurance	44,490
Other assets	30,036
Deposits	(1,777,588)
Federal funds purchased and interbank borrowings	(45,600)
Securities sold under agreements to repurchase	(22,965)
Other borrowings	(49,257)
Accrued expenses and other liabilities	(25,784)

Net tangible assets acquired	132,374
Definite-lived intangible assets acquired	26,606
Goodwill	173,785

Total consideration	$332,765

Prior to the end of the one-year measurement period for finalizing acquisition-date fair values, if information becomes available which would indicate adjustments are required to the allocation, such adjustments will be included in the allocation in the reporting period in which the adjustment amounts are determined. During the first quarter of 2018, immaterial adjustments were made to the preliminary valuation of the assets acquired and liabilities assumed. These adjustments affected goodwill, definite lived intangible assets, premises and equipment, other assets, and deposits.

Goodwill related to this acquisition will not be deductible for tax purposes.

The estimated fair value of the core deposit intangible was $26.6 million and is being amortized over an estimated useful life of 10 years.

Acquired loan data for Anchor (MN) can be found in the table below:

			Best Estimate at
			Acquisition Date of
	Fair Value	Gross Contractual	Contractual Cash
	of Acquired Loans	Cash Flows at	Flows Not Expected
(in thousands)	at Acquisition Date	Acquisition Date	to be Collected
Acquired receivables subject to ASC 310-30	$10,555	$16,898	$4,787
Acquired receivables not subject to ASC 310-30	$1,583,436	$1,879,449	$87,767

Divestitures

Based on an ongoing assessment of our service and delivery network, Old National consolidated 29 branches during 2017. There are ten branches located throughout the footprint scheduled to be consolidated; nine in the second quarter and one in the third quarter of this year.

In addition, Old National entered into a branch purchase and assumption agreement for the sale of ten Old National branches in Wisconsin to Marine Credit Union of La Crosse, Wisconsin. The branch sale includes the assumption of approximately $274 million in deposits and no loans. Subject to regulatory approval and other terms and conditions, the sale is expected to close in the third quarter of 2018.

NOTE 5 – NET INCOME PER SHARE

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

The following table reconciles basic and diluted net income per share for the three months ended March 31, 2018 and 2017:

	Three Months Ended
(dollars and shares in thousands,	March 31,
except per share data)	2018	2017
Basic Earnings Per Share
Net income	$47,983	$35,992
Weighted average common shares outstanding	151,721	134,912
Basic Net Income Per Share	$0.32	$0.27

Diluted Earnings Per Share
Net income	$47,983	$35,992
Weighted average common shares outstanding	151,721	134,912
Effect of dilutive securities:
Restricted stock	569	445
Stock options (1)	80	74

Weighted average shares outstanding	152,370	135,431
Diluted Net Income Per Share	$0.31	$0.27

(1)	Options to purchase 15 thousand shares and 55 thousand shares outstanding at March 31, 2018 and 2017, respectively, were not included in the computation of net income per diluted share because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 6 – INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at March 31, 2018 and December 31, 2017 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2018
Available-for-Sale
U.S. Treasury	$9,292	$32	$(29)	$9,295
U.S. government-sponsored entities and agencies	587,140	1	(14,452)	572,689
Mortgage-backed securities - Agency	1,527,777	648	(50,529)	1,477,896
States and political subdivisions	837,946	9,930	(4,388)	843,488
Pooled trust preferred securities	13,899	—	(5,704)	8,195
Other securities	312,763	594	(5,057)	308,300

Total available-for-sale securities	$3,288,817	$11,205	$(80,159)	$3,219,863

Held-to-Maturity
U.S. government-sponsored entities and agencies	$73,369	$—	$(1,925)	$71,444
Mortgage-backed securities - Agency	145,658	75	(2,966)	142,767
States and political subdivisions	316,126	8,278	(2,472)	321,932

Total held-to-maturity securities	$535,153	$8,353	$(7,363)	$536,143

December 31, 2017
Available-for-Sale
U.S. Treasury	$5,473	$83	$(5)	$5,551
U.S. government-sponsored entities and agencies	675,643	3	(11,360)	664,286
Mortgage-backed securities - Agency	1,704,014	1,600	(37,932)	1,667,682
States and political subdivisions	529,835	5,085	(4,727)	530,193
Pooled trust preferred securities	16,605	—	(8,157)	8,448
Other securities	321,016	1,172	(2,141)	320,047

Total available-for-sale securities	$3,252,586	$7,943	$(64,322)	$3,196,207

Held-to-Maturity
Mortgage-backed securities - Agency	$6,903	$153	$—	$7,056
States and political subdivisions	677,160	43,495	(8)	720,647

Total held-to-maturity securities	$684,063	$43,648	$(8)	$727,703

As previously disclosed in Note 3, upon the early adoption of ASU No. 2017-12 on January 1, 2018, Old National reclassified $447.0 million in state and political subdivision securities from the held-to-maturity portfolio to the available-for-sale portfolio. Separately, on January 1, 2018, U.S. government-sponsored entities and agencies, agency mortgage-backed securities, and state and political subdivision securities with a fair value of $324.0 million were transferred from the available-for-sale portfolio to the held-to-maturity portfolio. The $10.8 million unrealized holding loss, net of tax, at the date of transfer shall continue to be reported as a separate component of shareholders’ equity and will be amortized over the remaining life of the securities as an adjustment to yield. The corresponding discount on these securities will offset this adjustment to yield as it is amortized.

Proceeds from sales or calls of available-for-sale investment securities, the resulting realized gains and realized losses, and other securities gains or losses were as follows for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
(dollars in thousands)	2018	2017
Proceeds from sales of available-for-sale securities	$84,257	$33,588
Proceeds from calls of available-for-sale securities	17,436	10,520

Total	$101,693	$44,108

Realized gains on sales of available-for-sale securities	$2,008	$1,329
Realized gains on calls of available-for-sale securities	1	—
Realized losses on sales of available-for-sale securities	(1,257)	(30)
Realized losses on calls of available-for-sale securities	(49)	(1)
Other securities gains (losses) (1)	85	202

Net securities gains (losses)	$788	$1,500

(1)	Other securities gains (losses) includes net realized and unrealized gains or losses associated with trading securities and mutual funds.

Trading securities, which consist of mutual funds held in trusts associated with deferred compensation plans for former directors and executives, are recorded at fair value and totaled $5.6 million at March 31, 2018 and December 31, 2017.

All the mortgage-backed securities in the investment portfolio are residential mortgage-backed securities. The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yield is based on amortized cost.

	At March 31, 2018
(dollars in thousands)			Weighted
	Amortized	Fair	Average
Maturity	Cost	Value	Yield
Available-for-Sale
Within one year	$60,568	$60,503	2.16%
One to five years	495,123	490,729	2.28
Five to ten years	377,525	374,850	2.83
Beyond ten years	2,355,601	2,293,781	2.61

Total	$3,288,817	$3,219,863	2.58%

Held-to-Maturity
Within one year	$22,368	$22,563	3.74%
One to five years	36,340	37,201	4.04
Five to ten years	80,260	82,779	4.35
Beyond ten years	396,185	393,600	4.59

Total	$535,153	$536,143	3.74%

The following table summarizes the investment securities with unrealized losses at March 31, 2018 and December 31, 2017 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
March 31, 2018
Available-for-Sale
U.S. Treasury	$5,273	$(29)	$—	$—	$5,273	$(29)
U.S. government-sponsored entities and agencies	240,181	(4,428)	331,504	(10,024)	571,685	(14,452)
Mortgage-backed securities - Agency	753,315	(19,422)	630,193	(31,107)	1,383,508	(50,529)
States and political subdivisions	294,601	(4,065)	7,782	(323)	302,383	(4,388)
Pooled trust preferred securities	—	—	8,195	(5,704)	8,195	(5,704)
Other securities	110,546	(2,522)	122,440	(2,535)	232,986	(5,057)

Total available-for-sale	$1,403,916	$(30,466)	$1,100,114	$(49,693)	$2,504,030	$(80,159)

Held-to-Maturity
U.S. government-sponsored entities and agencies	$—	$—	$71,444	$(1,925)	$71,444	$(1,925)
Mortgage-backed securities - Agency	37,880	(664)	103,727	(2,302)	141,607	(2,966)
States and political subdivisions	38,606	(860)	67,909	(1,612)	106,515	(2,472)

Total held-to-maturity	$76,486	$(1,524)	$243,080	$(5,839)	$319,566	$(7,363)

December 31, 2017
Available-for-Sale
U.S. Treasury	$1,480	$(5)	$—	$—	$1,480	$(5)
U.S. government-sponsored entities and agencies	201,773	(1,333)	408,493	(10,027)	610,266	(11,360)
Mortgage-backed securities - Agency	789,804	(8,692)	774,825	(29,240)	1,564,629	(37,932)
States and political subdivisions	196,024	(1,899)	90,637	(2,828)	286,661	(4,727)
Pooled trust preferred securities	—	—	8,448	(8,157)	8,448	(8,157)
Other securities	61,260	(429)	125,517	(1,712)	186,777	(2,141)

Total available-for-sale	$1,250,341	$(12,358)	$1,407,920	$(51,964)	$2,658,261	$(64,322)

Held-to-Maturity
States and political subdivisions	$2,309	$(8)	$—	$—	$2,309	$(8)

Total held-to-maturity	$2,309	$(8)	$—	$—	$2,309	$(8)

In addition to the unrealized losses at March 31, 2018 presented above, there is an additional $14.0 million of unrealized losses on securities that exist due to securities previously transferred from available-for-sale to held-to-maturity.

Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Investment securities classified as available-for-sale or held-to-maturity are generally evaluated for OTTI under FASB ASC 320, Investments – Debt and Equity Securities. In determining OTTI under FASB ASC 320, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. Otherwise, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors shall be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings shall become the new amortized cost basis of the investment.

There was no OTTI recorded during the three months ended March 31, 2018 or 2017.

At March 31, 2018, Old National’s securities portfolio consisted of 1,690 securities, 850 of which were in an unrealized loss position. The unrealized losses attributable to our U.S. Treasury, U.S. government-sponsored entities and agencies, agency mortgage-backed securities, states and political subdivisions, and other securities are the result of fluctuations in interest rates. Our pooled trust preferred securities are discussed below. At March 31, 2018, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell any securities.

Pooled Trust Preferred Securities

At March 31, 2018, our securities portfolio contained two pooled trust preferred securities with a fair value of $8.2 million and unrealized losses of $5.7 million. These securities are not subject to FASB ASC 325-10 and are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. For the three months ended March 31, 2018 and 2017, our analysis indicated no OTTI on these securities.

During the first quarter of 2018, Old National sold a pooled trust security that fell within the scope of FASB ASC 325-10 (EITF 99-20). Proceeds from the sale were $1.8 million, which resulted in a loss of $0.9 million. Although Old National typically does not sell securities in an unrealized loss position, this security was sold because the final liquidation value was significantly higher than our assessment of value for this position.

The table below summarizes the relevant characteristics of our pooled trust preferred securities as well as our single issuer trust preferred securities that are included in the “other securities” category in this footnote. Each of the pooled trust preferred securities support a more senior tranche of security holders. Both pooled trust preferred securities have experienced credit defaults. However, these securities have excess subordination and are not other-than-temporarily impaired as a result of their class hierarchy, which provides more loss protection.

Trust preferred securities								Actual	Expected	Excess
March 31, 2018								Deferrals	Defaults as	Subordination
(dollars in							# of Issuers	and Defaults	a % of	as a % of
thousands)		Lowest			Unrealized	Realized	Currently	as a % of	Remaining	Current
		Credit	Amortized	Fair	Gain/	Losses	Performing/	Original	Performing	Performing
	Class	Rating (1)	Cost	Value	(Loss)	2018	Remaining	Collateral	Collateral	Collateral
Pooled trust preferred securities:
Pretsl XXVII LTD	B	B	$4,399	$2,442	$(1,957)	$—	35/44	16.7%	4.2%	46.7%
Trapeza Ser 13A	A2A	BBB	9,500	5,753	(3,747)	—	48/53	4.5%	4.5%	46.2%

			13,899	8,195	(5,704)	—
Single Issuer trust preferred securities:
Fleet Cap Tr V (BOA)		BBB-	3,409	3,325	(84)	—
JP Morgan Chase Cap XIII		BBB-	4,780	4,650	(130)	—
NB-Global		BBB-	808	941	133	—

			8,997	8,916	(81)	—
Total			$22,896	$17,111	$(5,785)	$—

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

NOTE 7 – LOANS HELD FOR SALE

Mortgage loans held for immediate sale in the secondary market were $17.6 million at March 31, 2018, compared to $17.9 million at December 31, 2017. Residential loans that Old National has originated with the intent to sell are recorded at fair value in accordance with FASB ASC 825-10, Financial Instruments. Conventional mortgage production is sold on a servicing retained basis. Certain loans, such as government guaranteed mortgage loans are sold on servicing released basis.

NOTE 8 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Old National’s loans consist primarily of loans made to consumers and commercial clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling, and retailing. Most of Old National’s lending activity occurs within our principal geographic markets of Indiana, Kentucky, Michigan, Wisconsin, and Minnesota. Old National manages concentrations of credit exposure by industry, product, geography, customer relationship, and loan size. While loans to lessors of both residential and non-residential real estate exceed 10% of total loans, no individual sub-segment category within those broader categories reach the 10% threshold.

The composition of loans by lending classification was as follows:

	March 31,	December 31,
(dollars in thousands)	2018	2017
Commercial (1)	$2,811,629	$2,717,269
Commercial real estate:
Construction	351,448	374,306
Other	4,098,532	3,980,246
Residential real estate	2,158,532	2,167,053
Consumer credit:
Home equity	487,237	507,507
Auto	1,117,027	1,148,672
Other	214,277	223,068

Total loans	11,238,682	11,118,121
Allowance for loan losses	(50,381)	(50,381)

Net loans	$11,188,301	$11,067,740

(1)	Includes direct finance leases of $27.4 million at March 31, 2018 and $29.5 million at December 31, 2017.

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

The acquisition of Anchor (MN) on November 1, 2017 added $864.4 million of commercial real estate loans to our portfolio. At 208%, Old National Bank’s commercial real estate loans as a percentage of its risk-based capital remained well below the regulatory guideline limit of 300% at March 31, 2018.

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

Consumer

Home equity loans are typically secured by a subordinate interest in 1-4 family residences, and consumer loans are secured by consumer assets such as automobiles or recreational vehicles. We assumed student loans in the acquisition of Anchor (WI) in May 2016. Student loans are guaranteed by the government from 97% to 100% and totaled $66.0 million at March 31, 2018, compared to $68.2 million at December 31, 2017. Some consumer loans are unsecured such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in residential property or other collateral values. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

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

Old National’s activity in the allowance for loan losses for the three months ended March 31, 2018 and 2017 was as follows:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Residential	Consumer	Total
Three Months Ended March 31, 2018
Balance at beginning of period	$19,246	$21,436	$1,763	$7,936	$50,381
Charge-offs	(245)	(3)	(362)	(2,075)	(2,685)
Recoveries	511	484	148	1,162	2,305
Provision	79	(1,121)	214	1,208	380

Balance at end of period	$19,591	$20,796	$1,763	$8,231	$50,381

Three Months Ended March 31, 2017
Balance at beginning of period	$21,481	$18,173	$1,643	$8,511	$49,808
Charge-offs	(470)	(568)	(414)	(1,787)	(3,239)
Recoveries	603	1,225	79	1,011	2,918
Provision	494	(877)	428	302	347

Balance at end of period	$22,108	$17,953	$1,736	$8,037	$49,834

The following table provides Old National’s recorded investment in loans by portfolio segment at March 31, 2018 and December 31, 2017 and other information regarding the allowance:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Residential	Consumer	Total
March 31, 2018
Allowance for loan losses:
Individually evaluated for impairment	$4,024	$6,054	$—	$—	$10,078
Collectively evaluated for impairment	15,557	14,742	1,763	8,069	40,131
Loans acquired with deteriorated credit quality	10	—	—	162	172

Total allowance for loan losses	$19,591	$20,796	$1,763	$8,231	$50,381

Loans and leases outstanding:
Individually evaluated for impairment	$30,092	$64,693	$—	$—	$94,785
Collectively evaluated for impairment	2,776,738	4,364,309	2,147,693	1,813,910	11,102,650
Loans acquired with deteriorated credit quality	4,799	20,978	10,839	4,631	41,247

Total loans and leases outstanding	$2,811,629	$4,449,980	$2,158,532	$1,818,541	$11,238,682

December 31, 2017
Allowance for loan losses:
Individually evaluated for impairment	$3,424	$6,654	$—	$—	$10,078
Collectively evaluated for impairment	15,790	14,782	1,763	7,802	40,137
Loans acquired with deteriorated credit quality	32	—	—	134	166

Total allowance for loan losses	$19,246	$21,436	$1,763	$7,936	$50,381

Loans and leases outstanding:
Individually evaluated for impairment	$26,270	$66,061	$—	$—	$92,331
Collectively evaluated for impairment	2,685,847	4,266,665	2,155,750	1,874,002	10,982,264
Loans acquired with deteriorated credit quality	5,152	21,826	11,303	5,245	43,526

Total loans and leases outstanding	$2,717,269	$4,354,552	$2,167,053	$1,879,247	$11,118,121

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

Pass rated loans are those loans that are other than criticized, classified – substandard, classified – nonaccrual, or classified – doubtful.

The risk category of commercial and commercial real estate loans by class of loans at March 31, 2018 and December 31, 2017 was as follows:

(dollars in thousands)			Commercial		Commercial
			Real Estate -		Real Estate -
Corporate Credit Exposure	Commercial		Construction		Other
Credit Risk Profile by	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
Internally Assigned Grade	2018	2017	2018	2017	2018	2017
Grade:
Pass	$2,657,943	$2,577,824	$335,761	$357,438	$3,886,508	$3,762,896
Criticized	78,612	74,876	14,782	14,758	81,479	98,451
Classified - substandard	41,899	37,367	—	—	71,047	58,584
Classified - nonaccrual	30,823	24,798	905	2,110	31,364	30,108
Classified - doubtful	2,352	2,404	—	—	28,134	30,207

Total	$2,811,629	$2,717,269	$351,448	$374,306	$4,098,532	$3,980,246

Old National considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, Old National also evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity at March 31, 2018 and December 31, 2017:

		Consumer
(dollars in thousands)	Residential	Home Equity	Auto	Other
March 31, 2018
Performing	$2,137,395	$482,214	$1,114,511	$209,235
Nonperforming	21,137	5,023	2,515	5,043

Total	$2,158,532	$487,237	$1,117,026	$214,278

December 31, 2017
Performing	$2,144,882	$502,322	$1,145,977	$217,819
Nonperforming	22,171	5,185	2,695	5,249

Total	$2,167,053	$507,507	$1,148,672	$223,068

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

The following table shows Old National’s impaired loans at March 31, 2018 and December 31, 2017, respectively. Only purchased loans that have experienced subsequent impairment since the date acquired are included in the table below.

		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
March 31, 2018
With no related allowance recorded:
Commercial	$20,869	$21,656	$—
Commercial Real Estate - Other	42,923	44,688	—
Residential	2,107	2,128	—
Consumer	2,000	2,436	—
With an allowance recorded:
Commercial	9,223	9,276	4,024
Commercial Real Estate - Construction	905	1,371	401
Commercial Real Estate - Other	20,865	21,081	5,653
Residential	950	950	48
Consumer	2,022	2,022	101

Total	$101,864	$105,608	$10,227

December 31, 2017
With no related allowance recorded:
Commercial	$20,557	$21,483	$—
Commercial Real Estate - Other	38,678	44,564	—
Residential	2,443	2,464	—
Consumer	1,685	2,105	—
With an allowance recorded:
Commercial	5,713	5,713	3,424
Commercial Real Estate - Construction	905	1,371	401
Commercial Real Estate - Other	26,478	26,902	6,253
Residential	870	870	44
Consumer	2,211	2,228	110

Total	$99,540	$107,700	$10,232

The average balance of impaired loans during the three months ended March 31, 2018 and 2017 are included in the table below.

	Three Months Ended
	March 31,
(dollars in thousands)	2018	2017
Average Recorded Investment
With no related allowance recorded:
Commercial	$20,714	$28,780
Commercial Real Estate - Other	40,801	32,671
Residential	2,275	1,931
Consumer	1,842	1,377
With an allowance recorded:
Commercial	7,468	8,743
Commercial Real Estate - Construction	905	—
Commercial Real Estate - Other	23,672	20,650
Residential	910	1,118
Consumer	2,117	2,003

Total	$100,704	$97,273

Old National does not record interest on nonaccrual loans until principal is recovered. Interest income recognized on impaired loans during the three months ended March 31, 2018 and 2017 was immaterial.

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

Old National’s past due financing receivables at March 31, 2018 and December 31, 2017 were as follows:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More and Accruing	Nonaccrual	Total Past Due	Current
March 31, 2018
Commercial	$1,068	$195	$10	$33,175	$34,448	$2,777,181
Commercial Real Estate:
Construction	—	—	—	905	905	350,543
Other	1,779	932	—	59,498	62,209	4,036,323
Residential	21,071	909	16	21,137	43,133	2,115,399
Consumer:
Home equity	1,965	183	16	5,023	7,187	480,050
Auto	4,904	1,139	214	2,515	8,772	1,108,255
Other	2,121	1,014	71	5,043	8,249	206,028

Total loans	$32,908	$4,372	$327	$127,296	$164,903	$11,073,779

December 31, 2017
Commercial	$986	$360	$144	$27,202	$28,692	$2,688,577
Commercial Real Estate:
Construction	—	—	—	2,110	2,110	372,196
Other	2,247	89	—	60,315	62,651	3,917,595
Residential	18,948	3,416	—	22,171	44,535	2,122,518
Consumer:
Home equity	1,467	230	68	5,185	6,950	500,557
Auto	6,487	1,402	532	2,695	11,116	1,137,556
Other	3,967	1,514	150	5,249	10,880	212,188

Total loans	$34,102	$7,011	$894	$124,927	$166,934	$10,951,187

Loan Participations

Old National has loan participations, which qualify as participating interests, with other financial institutions. At March 31, 2018, these loans totaled $580.2 million, of which $301.4 million had been sold to other financial institutions and $278.8 million was retained by Old National. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.

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

When a residential or consumer loan is identified as a TDR, the loan is typically written down to its collateral value less selling costs.

The following table presents activity in TDRs for the three months ended March 31, 2018 and 2017:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Residential	Consumer	Total
Three Months Ended March 31, 2018
Balance at beginning of period	$12,088	$34,705	$3,315	$3,895	$54,003
(Charge-offs)/recoveries	(129)	(10)	23	298	182
Payments	(476)	(495)	(276)	(537)	(1,784)
Additions	539	566	—	432	1,537
Interest collected on nonaccrual loans	(104)	(278)	(4)	(68)	(454)

Balance at end of period	$11,918	$34,488	$3,058	$4,020	$53,484

Three Months Ended March 31, 2017
Balance at beginning of period	$16,802	$18,327	$2,985	$2,602	$40,716
(Charge-offs)/recoveries	35	355	—	(100)	290
Payments	(3,827)	(1,751)	(142)	(508)	(6,228)
Additions	9,442	—	564	1,924	11,930
Interest collected on nonaccrual loans	2,170	358	—	11	2,539

Balance at end of period	$24,622	$17,289	$3,407	$3,929	$49,247

Approximately $36.9 million of the TDRs at March 31, 2018 were included with nonaccrual loans, compared to $34.0 million of the TDRs at December 31, 2017. Old National has allocated specific reserves to customers whose loan terms have been modified in TDRs totaling $5.9 million at March 31, 2018 and $5.7 million at December 31, 2017. At March 31, 2018, Old National had committed to lend an additional $4.6 million to customers with outstanding loans that are classified as TDRs.

The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the three months ended March 31, 2018 and 2017 are the same except for when the loan modifications involve the forgiveness of principal. The following table presents loans by class modified as TDRs that occurred during the three months ended March 31, 2018 and 2017:

		Pre-modification	Post-modification
	Number	Outstanding Recorded	Outstanding Recorded
(dollars in thousands)	of Loans	Investment	Investment
Three Months Ended March 31, 2018
TDR:
Commercial	1	$539	$539
Commercial Real Estate - Other	1	566	566
Consumer	1	432	432

Total	3	$1,537	$1,537

Three Months Ended March 31, 2017
TDR:
Commercial	6	$9,442	$9,442
Residential	3	564	564
Consumer	5	1,924	1,924

Total	14	$11,930	$11,930

The TDRs that occurred during the three months ended March 31, 2018 did not change the allowance for loan losses and resulted in no charge-offs during the three months ended March 31, 2018. The TDRs that occurred during the three months ended March 31, 2017 decreased the allowance for loan losses by $0.1 million due to a change in collateral position on a large commercial loan and resulted in no charge-offs.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

TDRs for which there was a payment default within twelve months following the modification were insignificant during the three months ended March 31, 2018 and 2017.

The terms of certain other loans were modified during the three months ended March 31, 2018 that did not meet the definition of a TDR. It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have extended the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification. The evaluation is performed under our internal underwriting policy. We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral or a bona fide guarantee. We also consider whether the modification was insignificant relative to the other terms of the agreement or the delay in a payment.

PCI loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition. If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually. If the PCI loan is being accounted for as part of a pool, it will not be removed from the pool. As of March 31, 2018, it has not been necessary to remove any loans from PCI accounting.

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

Old National has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. For these loans that meet the criteria of ASC 310-30 treatment, the carrying amount was as follows:

	March 31,	December 31,
(dollars in thousands)	2018	2017
Commercial	$4,799	$5,152
Commercial real estate	20,978	21,826
Residential	10,839	11,303
Consumer	4,631	5,245

Carrying amount	41,247	43,526
Allowance for loan losses	(172)	(166)

Carrying amount, net of allowance	$41,075	$43,360

The outstanding balance of loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties, was $230.5 million at March 31, 2018 and $235.9 million at December 31, 2017.

The accretable difference on PCI loans is the difference between the expected cash flows and the net present value of expected cash flows with such difference accreted into earnings using the effective yield method over the term of the loans. Accretion recorded as loan interest income totaled $4.5 million during the three months ended March 31, 2018 and $4.7 million during the three months ended March 31, 2017. Improvement in cash flow expectations has resulted in a reclassification from nonaccretable difference to accretable yield as shown in the table below.

Accretable yield of PCI loans, or income expected to be collected, is as follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2018	2017
Balance at beginning of period	$27,835	$33,603
Accretion of income	(4,526)	(4,685)
Reclassifications from (to) nonaccretable difference	1,379	610
Disposals/other adjustments	4	6

Balance at end of period	$24,692	$29,534

Included in Old National’s allowance for loan losses is $0.2 million related to the purchased loans disclosed above at March 31, 2018 and December 31, 2017.

PCI loans purchased during 2017 for which it was probable at acquisition that all contractually required payments would not be collected were as follows:

(dollars in thousands)	Anchor (MN) (1)
Contractually required payments	$16,898
Nonaccretable difference	(4,787)

Cash flows expected to be collected at acquisition	12,111
Accretable yield	(1,556)

Fair value of acquired loans at acquisition	$10,555

(1)	Old National acquired Anchor (MN) effective November 1, 2017.

Income would not be recognized on certain purchased loans if Old National could not reasonably estimate cash flows to be collected. Old National had no purchased loans for which it could not reasonably estimate cash flows to be collected.

NOTE 9 – OTHER REAL ESTATE OWNED

The following table presents activity in other real estate owned for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
(dollars in thousands)	2018	2017
Balance at beginning of period	$8,810	$18,546
Additions	550	291
Sales	(2,351)	(5,420)
Impairment	(274)	(870)

Balance at end of period (1)	$6,735	$12,547

(1)	Includes repossessed personal property of $0.3 million at March 31, 2018 and 2017.

At March 31, 2018, foreclosed residential real estate property included in the table above totaled $1.0 million. At March 31, 2018, consumer mortgage loans collateralized by residential real property that were in the process of foreclosure totaled $6.2 million.

NOTE 10 – PREMISES AND EQUIPMENT

The composition of premises and equipment at March 31, 2018 and December 31, 2017 was as follows:

	March 31,	December 31,
(dollars in thousands)	2018	2017
Land	$71,618	$73,046
Buildings	342,757	343,833
Furniture, fixtures, and equipment	95,729	94,254
Leasehold improvements	39,715	38,918

Total	549,819	550,051
Accumulated depreciation	(96,216)	(91,977)

Premises and equipment, net	$453,603	$458,074

Depreciation expense was $5.8 million for the three months ended March 31, 2018, compared to $5.2 million for the three months ended March 31, 2017.

Operating Leases

Old National rents certain premises and equipment under operating leases, which expire at various dates. Many of these leases require the payment of property taxes, insurance premiums, maintenance, and other costs. In some cases, rentals are subject to increase in relation to a cost-of-living index. The leases have original terms ranging from two years and six months to twenty-five years, and Old National has the right, at its option, to extend the terms of certain leases for four additional successive terms of five years. Old National does not have any material sub-lease agreements. Rent expense was $4.4 million for the three months ended March 31, 2018, compared to $3.9 million for the three months ended March 31, 2017.

Old National had deferred gains remaining associated with prior sale leaseback transactions totaling $7.7 million at March 31, 2018 and $8.2 million at December 31, 2017. The gains will be recognized over the remaining term of the leases. The leases had original terms ranging from five to twenty-four years.

Capital Leases

Old National leases two branch buildings and certain equipment under capital leases. See Note 16 to the consolidated financial statements for detail regarding these leases.

NOTE 11 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in the carrying amount of goodwill for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
(dollars in thousands)	2018	2017
Balance at beginning of period	$828,051	$655,018
Acquisition adjustments	753	—

Balance at end of period	$828,804	$655,018

Goodwill is reviewed annually for impairment. No events or circumstances since the August 31, 2017 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists. During the first quarter of 2018, Old National recorded a $0.8 million increase to goodwill associated with the acquisition of Anchor (MN).

The gross carrying amount and accumulated amortization of other intangible assets at March 31, 2018 and December 31, 2017 were as follows:

	Gross	Accumulated	Net
	Carrying	Amortization	Carrying
(dollars in thousands)	Amount	and Impairment	Amount
March 31, 2018
Core deposit	$108,268	$(66,037)	$42,231
Customer trust relationships	16,547	(9,945)	6,602

Total intangible assets	$124,815	$(75,982)	$48,833

December 31, 2017
Core deposit	$108,923	$(62,874)	$46,049
Customer trust relationships	16,547	(9,533)	7,014
Customer loan relationships	4,413	(4,380)	33

Total intangible assets	$129,883	$(76,787)	$53,096

Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years. During the first quarter of 2018, Old National recorded a $0.7 million decrease to core deposit intangibles related to the updated valuation associated with the acquisition of Anchor (MN).

Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. No impairment charges were recorded during the three months ended March 31, 2018 or 2017. Total amortization expense associated with intangible assets was $3.6 million for the three months ended March 31, 2018 and $3.0 million for the three months ended March 31, 2017.

Estimated amortization expense for future years is as follows:

(dollars in thousands)
2018 remaining	$9,815
2019	11,010
2020	8,672
2021	6,417
2022	4,595
Thereafter	8,324

Total	$48,833

NOTE 12 – LOAN SERVICING RIGHTS

At March 31, 2018, loan servicing rights derived from loans sold with servicing retained totaled $24.4 million, compared to $24.7 million at December 31, 2017. Loans serviced for others are not reported as assets. The principal balance of loans serviced for others was $3.305 billion at March 31, 2018, compared to $3.321 billion at December 31, 2017. Approximately 99.6% of the loans serviced for others at March 31, 2018 were residential mortgage loans. Custodial escrow balances maintained in connection with serviced loans were $23.9 million at March 31, 2018 and $8.9 million at December 31, 2017.

The following table summarizes the carrying values and activity related to loan servicing rights and the related valuation allowance for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
(dollars in thousands)	2018	2017
Balance at beginning of period	$24,690	$25,629
Additions	770	1,041
Amortization	(1,060)	(1,174)

Balance before valuation allowance at end of period	24,400	25,496

Valuation allowance:
Balance at beginning of period	(29)	(68)
(Additions)/recoveries	9	18

Balance at end of period	(20)	(50)

Loan servicing rights, net	$24,380	$25,446

At March 31, 2018, the fair value of servicing rights was $26.6 million, which was determined using a discount rate of 13% and a weighted average prepayment speed of 121% PSA. At December 31, 2017, the fair value of servicing rights was $25.8 million, which was determined using a discount rate of 13% and a weighted average prepayment speed of 140% PSA.

NOTE 13 – QUALIFIED AFFORDABLE HOUSING PROJECTS AND OTHER TAX CREDIT INVESTMENTS

Old National is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing or other renovation or community revitalization projects. As of March 31, 2018, Old National expects to recover its remaining investments using the tax credits that are generated by the investments.

The following table summarizes Old National’s investments in qualified affordable housing projects and other tax credit investments at March 31, 2018 and December 31, 2017:

(dollars in thousands)		March 31, 2018		December 31, 2017
			Unfunded		Unfunded
Investment	Accounting Method	Investment	Commitment (1)	Investment	Commitment
LIHTC	Proportional amortization	$30,495	$11,966	$31,183	$15,553
FHTC	Equity	10,645	12,040	10,645	12,040
CReED	Equity	704	1,502	704	1,502
Renewable Energy	Equity	21,633	19,279	22,364	19,771

Total		$63,477	$44,787	$64,896	$48,866

(1)	All commitments will be paid by Old National by 2027.

The following table summarizes the amortization expense and tax benefit recognized for Old National’s qualified affordable housing projects and other tax credit investments for the three months ended March 31, 2018 and 2017:

		Tax Expense
	Amortization	(Benefit)
(dollars in thousands)	Expense (1)	Recognized (2)
Three Months Ended March 31, 2018
LIHTC	$639	$(831)
FHTC	—	(1,948)
Renewable Energy	716	(3,415)

Total	$1,355	$(6,194)

Three Months Ended March 31, 2017
LIHTC	$941	$(1,297)
FHTC	—	(1,520)

Total	$941	$(2,817)

(1)	The amortization expense for the LIHTC investments is included in our income tax expense. The amortization expense for the FHTC and Renewable Energy tax credits is included in noninterest expense.
(2)	All of the tax benefits recognized are included in our income tax expense. The tax benefit recognized for the FHTC and Renewable Energy investments primarily reflects the tax credits generated from the investments, and excludes the net tax expense/benefit of the investments’ income/loss.

NOTE 14 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured borrowings. Old National pledges investment securities to secure these borrowings. The following table presents securities sold under agreements to repurchase and related weighted-average interest rates at or for the three months ended March 31:

(dollars in thousands)	2018	2017
Outstanding at March 31,	$308,189	$345,550
Average amount outstanding	342,682	331,400
Maximum amount outstanding at any month-end	336,319	345,550
Weighted average interest rate:
During the three months ended March 31,	0.42%	0.31%
At March 31,	0.48	0.35

The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At March 31, 2018
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to		Greater Than
(dollars in thousands)	Continuous	30 Days	30-90 Days	90 days	Total
Repurchase Agreements:
U.S. Treasury and agency securities	$308,189	$—	$—	$—	$308,189

Total	$308,189	$—	$—	$—	$308,189

The fair value of securities pledged to secure repurchase agreements may decline. Old National has pledged securities valued at 130% of the gross outstanding balance of repurchase agreements at March 31, 2018 to manage this risk.

NOTE 15 – FEDERAL HOME LOAN BANK ADVANCES

The following table summarizes Old National Bank’s FHLB advances at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
(dollars in thousands)	2018	2017
FHLB advances (fixed rates 1.49% to 6.08% and variable rates 1.80% to 1.99%) maturing April 2018 to February 2028	$1,662,603	$1,610,531
ASC 815 fair value hedge and other basis adjustments	1,576	(952)

Total other borrowings	$1,664,179	$1,609,579

FHLB advances had weighted-average rates of 1.89% at March 31, 2018 and 1.55% at December 31, 2017. Investment securities and residential real estate loans collateralize these borrowings up to 140% of outstanding debt.

Contractual maturities of FHLB advances at March 31, 2018 were as follows:

(dollars in thousands)
Due in 2018	$902,032
Due in 2019	201,902
Due in 2020	100,000
Due in 2021	—
Due in 2022	58,500
Thereafter	400,169
ASC 815 fair value hedge and other basis adjustments	1,576

Total	$1,664,179

NOTE 16 – OTHER BORROWINGS

The following table summarizes Old National’s other borrowings at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
(dollars in thousands)	2018	2017
Old National Bancorp:
Senior unsecured notes (fixed rate 4.125%) maturing August 2024	$175,000	$175,000
Unamortized debt issuance costs related to senior unsecured notes	(988)	(1,026)
Junior subordinated debentures (variable rates of 3.30% to 5.29%) maturing April 2032 to September 2037	60,310	60,310
Other basis adjustments	(3,454)	(3,585)
Old National Bank:
Capital lease obligations	5,358	5,389
Subordinated debentures (fixed rate 5.75%)	12,000	12,000
Premium on subordinated debentures	672	694

Total other borrowings	$248,898	$248,782

Contractual maturities of other borrowings at March 31, 2018 were as follows:

(dollars in thousands)
Due in 2018	$96
Due in 2019	137
Due in 2020	147
Due in 2021	160
Due in 2022	172
Thereafter	251,956
Unamortized debt issuance costs and other basis adjustments	(3,770)

Total	$248,898

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

The following table summarizes the terms of our outstanding junior subordinated debentures at March 31, 2018:

(dollars in thousands)				Rate at
		Issuance		March 31,
Name of Trust	Issuance Date	Amount	Rate	2018	Maturity Date
VFSC Capital Trust I	April 2002	$3,093	3-month LIBOR plus 3.70%	5.06%	April 22, 2032
VFSC Capital Trust II	October 2002	4,124	3-month LIBOR plus 3.45%	5.29%	November 7, 2032
VFSC Capital Trust III	April 2004	3,093	3-month LIBOR plus 2.80%	4.81%	September 8, 2034
St. Joseph Capital Trust II	March 2005	5,000	3-month LIBOR plus 1.75%	3.93%	March 20, 2035
Anchor Capital Trust III	August 2005	5,000	3-month LIBOR plus 1.55%	3.86%	August 23, 2035
Tower Capital Trust 2	December 2005	8,000	3-month LIBOR plus 1.34%	3.65%	December 4, 2035
Home Federal Statutory Trust I	September 2006	15,000	3-month LIBOR plus 1.65%	3.77%	September 15, 2036
Monroe Bancorp Capital Trust I	July 2006	3,000	3-month LIBOR plus 1.60%	3.30%	October 7, 2036
Monroe Bancorp Statutory Trust II	March 2007	5,000	3-month LIBOR plus 1.60%	3.72%	June 15, 2037
Tower Capital Trust 3	December 2006	9,000	3-month LIBOR plus 1.69%	3.70%	September 15, 2037

Total		$60,310

Subordinated Debentures

On November 1, 2017, Old National assumed $12.0 million of subordinated fixed-to-floating notes related to the acquisition of Anchor (MN). The subordinated debentures have a 5.75% fixed rate of interest through October 29, 2020. From October 30, 2020 to the October 30, 2025 maturity date, the debentures have a floating rate of interest equal to the three-month LIBOR rate plus 4.356%.

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

On May 1, 2016, Old National acquired Anchor (WI), assuming a five-year capital lease obligation for equipment.

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

At March 31, 2018, the future minimum lease payments under the capital lease arrangements were as follows:

(dollars in thousands)
2018	$426
2019	589
2020	589
2021	589
2022	589
Thereafter	9,275

Total minimum lease payments	12,057
Less amounts representing interest	(6,699)

Present value of net minimum lease payments	$5,358

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes within each classification of AOCI, net of tax, for the three months ended March 31, 2018 and 2017:

	Unrealized Gains	Unrealized Gains	Gains and	Defined
	and Losses on	and Losses on	Losses on	Benefit
	Available-for-Sale	Held-to-Maturity	Cash Flow	Pension
(dollars in thousands)	Securities	Securities	Hedges	Plans	Total
Three Months Ended March 31, 2018
Balance at beginning of period	$(35,557)	$(12,107)	$(2,337)	$(271)	$(50,272)
Other comprehensive income (loss) before reclassifications	(8,872)	4,514	3,444	—	(914)
Amounts reclassified from AOCI to income (a)	(593)	456	580	20	463
Amount reclassified from AOCI to retained earnings for cumulative effect of change in accounting principle (b)	—	—	(52)	—	(52)
Amounts reclassified from AOCI to retained earnings related to the Tax Cuts and Jobs Act of 2017 (c)	(7,583)	(2,600)	(509)	(59)	(10,751)

Balance at end of period	$(52,605)	$(9,737)	$1,126	$(310)	$(61,526)

Three Months Ended March 31, 2017
Balance at beginning of period	$(39,012)	$(13,310)	$(6,715)	$(335)	$(59,372)
Other comprehensive income (loss) before reclassifications	9,967	—	360	—	10,327
Amounts reclassified from AOCI to income (a)	(947)	295	1,115	17	480

Balance at end of period	$(29,992)	$(13,015)	$(5,240)	$(318)	$(48,565)

(a)	See table below for details about reclassifications to income.
(b)	See Note 3 for details about reclassification from AOCI to beginning retained earnings resulting from the adoption of ASU 2017-12.
(c)	See Note 3 for details about reclassification from AOCI to beginning retained earnings resulting from the adoption of ASU 2018-02.

The following table summarizes the significant amounts reclassified out of each component of AOCI for the three months ended March 31, 2018 and 2017:

	Amount Reclassified		Affected Line Item in the
Details about AOCI Components	from AOCI		Statement of Income
	Three Months Ended
	March 31,
(dollars in thousands)	2018	2017
Unrealized gains and losses on available-for-sale securities	$788	$1,500	Net securities gains
	(195)	(553)	Income tax (expense) benefit

	$593	$947	Net income

Unrealized gains and losses on held-to-maturity securities	$(591)	$(449)	Interest income (expense)
	135	154	Income tax (expense) benefit

	$(456)	$(295)	Net income

Gains and losses on cash flow hedges Interest rate contracts	$(769)	$(1,799)	Interest income (expense)
	189	684	Income tax (expense) benefit

	$(580)	$(1,115)	Net income

Amortization of defined benefit pension items
Actuarial gains (losses)	$(51)	$(27)	Salaries and employee benefits
	31	10	Income tax (expense) benefit

	$(20)	$(17)	Net income

Total reclassifications for the period	$(463)	$(480)	Net income

NOTE 18 – EMPLOYEE BENEFIT PLANS

Old National had a funded noncontributory defined benefit plan (the “Retirement Plan”) that had been frozen since December 31, 2005. During the first quarter of 2016, we notified plan participants of our intent to terminate the Retirement Plan effective May 15, 2016. During October 2016, the Retirement Plan settled plan liabilities through either lump sum distributions to plan participants or annuity contracts purchased from a third-party insurance company that provided for the payment of vested benefits to those participants that did not elect the lump sum option. At March 31, 2018, there were no remaining plan assets.

NOTE 19 – STOCK-BASED COMPENSATION

At March 31, 2018, Old National had 4.6 million shares remaining available for issuance under the Company’s Amended and Restated 2008 Incentive Compensation Plan. The granting of awards to key employees is typically in the form of restricted stock awards or units.

Restricted Stock Awards

Old National granted 73 thousand time-based restricted stock awards to certain key officers during the three months ended March 31, 2018, with shares vesting generally over a thirty-six month period. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. At March 31, 2018, unrecognized compensation expense was estimated to be $4.5 million for unvested restricted stock awards. The cost is expected to be recognized over a weighted-average period of 2.1 years.

Old National recorded stock-based compensation expense, net of tax, related to restricted stock awards of $0.5 million, net of tax, during the three months ended March 31, 2018, compared to $0.4 million, net of tax, during the three months ended March 31, 2017.

Restricted Stock Units

Old National granted 288 thousand shares of performance based restricted stock units to certain key officers during the three months ended March 31, 2018, with shares vesting at the end of a thirty-six month period based on the achievement of certain targets. For certain awards, the level of performance could increase or decrease the percentage of shares earned. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. At March 31, 2018, unrecognized compensation expense was estimated to be $7.3 million. The cost is expected to be recognized over a weighted-average period of 2.3 years.

Old National recorded stock-based compensation expense, net of tax, related to restricted stock units of $0.9 million during the three months ended March 31, 2018, compared to $0.4 million during the three months ended March 31, 2017.

Stock Options

Old National has not granted stock options since 2009. However, Old National did acquire stock options through prior year acquisitions. Old National did not record any stock-based compensation expense related to these stock options during the three months ended March 31, 2018 or 2017.

Stock Appreciation Rights

Old National has never granted stock appreciation rights. However, Old National did acquire stock appreciation rights through a prior year acquisition. Old National did not record any incremental expense associated with the conversion of these stock appreciation rights during the three months ended March 31, 2018 or 2017. At March 31, 2018, 62  thousand stock appreciation rights remained outstanding.

NOTE 20 – INCOME TAXES

Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statements of income:

	Three Months Ended
	March 31,
(dollars in thousands)	2018	2017
Provision at statutory rate (1)	$11,117	$16,269
Tax-exempt income:
Tax-exempt interest	(2,191)	(3,702)
Section 291/265 interest disallowance	62	57
Company-owned life insurance income	(547)	(752)

Tax-exempt income	(2,676)	(4,397)

State income taxes	1,188	851
Interim period effective rate adjustment	92	(455)
Tax credit investments - federal	(5,769)	(1,876)
Other, net	1,005	99

Income tax expense	$4,957	$10,491

Effective tax rate	9.4%	22.6%

(1)	The statutory rate was 21% for the three months ended March 31, 2018, compared to 35% for the three months ended March 31, 2017.

In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at March 31, 2018 and 2017 based on the current estimate of the effective annual rate.

The lower effective tax rate during the three months ended March 31, 2018 when compared to the three months ended March 31, 2017 is primarily the result of the lowering of the federal corporate tax rate to 21% and an increase in federal tax credits available. On December 22, 2017, the Tax Cuts and Jobs Act (“H.R. 1”) was enacted into legislation. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. Accordingly, Old National recorded an estimated $39.3 million for the revaluation of Old National’s deferred tax assets in December 2017.

Shortly after the enactment date, the SEC issued SAB 118, which addresses the situations where the accounting for changes in tax laws is complete, incomplete but can be reasonably estimated, and incomplete and cannot be reasonably estimated. SAB 118 also permits a measurement period of up to one year from the date of enactment to refine the provisional accounting. During the three months ended March 31, 2018, the immaterial adjustments made to the preliminary valuation of assets acquired and liabilities assumed in the acquisition of Anchor (MN) impacted our estimated revaluation of Old National’s deferred tax assets. Old National continues to analyze H.R. 1, including the impact on alternative minimum tax credits disclosed further below, as well as the acquisition accounting of Anchor (MN), and expects any refinements to the provisional accounting to be complete in 2018.

Unrecognized Tax Benefits

Old National and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits was as follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2018	2017
Balance at beginning of period	$874	$777
Additions based on tax positions related to the current year	39	32

Balance at end of period	$913	$809

If recognized, approximately $0.9 million of unrecognized tax benefits, net of interest, would favorably affect the effective income tax rate in future periods. Old National expects the total amount of unrecognized tax benefits to decrease by approximately $0.3 million in the next twelve months.

Net Deferred Tax Assets

Significant components of net deferred tax assets (liabilities) were as follows at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
(dollars in thousands)	2018	2017
Deferred Tax Assets
Allowance for loan losses, net of recapture	$13,062	$12,958
Benefit plan accruals	11,173	11,080
Alternative minimum tax credit	2,545	25,084
Unrealized losses on benefit plans	101	108
Net operating loss carryforwards	33,463	39,631
Federal tax credits	11,089	5,516
Other-than-temporary impairment	36	1,424
Deferred gain on securities	2,118	—
Acquired loans	27,207	29,669
Lease exit obligation	1,270	1,337
Unrealized losses on available-for-sale investment securities	16,661	14,011
Unrealized losses on held-to-maturity investment securities	2,865	3,630
Unrealized losses on hedges	—	923
Other real estate owned	379	369
Other, net	3,214	829

Total deferred tax assets	125,183	146,569

Deferred Tax Liabilities
Accretion on investment securities	(499)	(493)
Purchase accounting	(16,314)	(16,718)
Loan servicing rights	(5,989)	(6,058)
Premises and equipment	(9,277)	(10,052)
Prepaid expenses	(1,277)	(1,277)
Tax credit investments	(1,036)	(168)
Unrealized gains on hedges	(367)	—
Other, net	(1,651)	(946)

Total deferred tax liabilities	(36,410)	(35,712)

Net deferred tax assets	$88,773	$110,857

Through the acquisition of Anchor (WI) in the second quarter of 2016 and Lafayette Savings Bank in the fourth quarter of 2014, both former thrifts, Old National Bank’s retained earnings at March 31, 2018 include base-year bad debt reserves, created for tax purposes prior to 1988, totaling $52.8 million. Of this total, $50.9 million was acquired from Anchor (WI), and $1.9 million was acquired from Lafayette Savings Bank. Base-year reserves are subject to recapture in the unlikely event that Old National Bank (1) makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes, (2) redeems its stock, or (3) liquidates. Old National Bank has no intention of making such a nondividend distribution. Accordingly, under current accounting principles, a related deferred income tax liability of $13.0 million has not been recognized.

No valuation allowance was recorded at March 31, 2018 or December 31, 2017 because, based on current expectations, Old National believes it will generate sufficient income in future years to realize deferred tax assets. Old National has federal net operating loss carryforwards totaling $104.5 million at March 31, 2018 and $130.7 million at December 31, 2017. This federal net operating loss was acquired from the acquisition of Anchor (WI) in 2016. If not used, the federal net operating loss carryforwards will expire from 2028 to 2033. Old National has alternative minimum tax (“AMT”) credit carryforwards totaling $25.1 million at March 31, 2018 and December 31, 2017. The enactment of H.R.1 eliminates the parallel tax system known as the AMT and allows any existing AMT credits to be used to reduce regular tax or be refunded from 2018 to 2021. ASC 740 allows for the reclassification of the AMT credit from a deferred tax asset to a current tax asset, except for the amount limited by section 382. Old National has $2.5 million of AMT credit carryforward subject to section 382 limitations. The $2.5 million is maintained in deferred tax assets and the remaining $22.6 million has been reclassified to a current tax asset. Old

National has federal tax credit carryforwards of $11.0 million at March 31, 2018 and $5.5 million at December 31, 2017. The federal tax credits consist mainly of federal historic credits, energy efficient home credits, low income housing credits, and research and development credits that, if not used, will expire from 2025 to 2038. Old National has recorded state net operating loss carryforwards totaling $191.2 million at March 31, 2018 and $203.6 million at December 31, 2017. If not used, the state net operating loss carryforwards will expire from 2024 to 2033. Old National has state tax credit carryforwards totaling $1.3 million at March 31, 2018 and $1.3 million at December 31, 2017. The state tax credits will not expire.

The federal and recorded state net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code section 382. Old National believes that all of the recorded net operating loss carryforwards will be used prior to expiration.

NOTE 21 - DERIVATIVE FINANCIAL INSTRUMENTS

As discussed in Note 3, Old National adopted ASU 2017-12 in the first quarter of 2018. This adoption primarily impacted our existing cash flow and fair value hedges related to certain FHLB advances. For cash flow hedges as of the date of adoption, the transition guidance in paragraph 815-20-65-3(d) eliminated the separate measurement of ineffectiveness by means of a cumulative-effect adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings. For fair value hedges of interest rate risk, the provisions of paragraph 815-25-35-13 permit Old National to elect to modify the measurement methodology to be based on the benchmark rate component of the contractual coupon cash flows without dedesignation of the hedging relationship. The measurement methodology modification shall be applied as of the hedging relationship’s original inception date. The cumulative effect of applying this election shall be recognized as an adjustment to the basis adjustment of the hedged item recognized on the balance sheet with a corresponding adjustment to the opening balance of retained earnings as of the initial application date.

As part of our overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, caps, and floors. The notional amount of these derivative instruments was $758.5 million at March 31, 2018 and $708.5 million at December 31, 2017. These derivative financial instruments at March 31, 2018 consisted of $133.5 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its FHLB advances and $625.0 million notional amount of pay-fixed, receive-variable interest rate swaps on certain of its FHLB advances. Derivative financial instruments at December 31, 2017 consisted of $33.5 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its FHLB advances and $675.0 million notional amount of pay-fixed, receive-variable interest rate swaps on certain of its FHLB advances. These hedges were entered into to manage interest rate risk. Derivative instruments are recognized on the balance sheet at their fair value and are not reported on a net basis.

In accordance with ASC 815-20-35-1, subsequent changes in fair value for a hedging instrument that has been designated and qualifies as part of a hedging relationship should be accounted for in the following manner:

Cash flow hedges: changes in fair value will be recognized as a component in other comprehensive income.

Fair value hedges: changes in fair value will be recognized concurrently in earnings.

Consistent with this guidance, as long as a hedging instrument is designated and the results of the effectiveness testing support that the instrument qualifies for hedge accounting treatment, 100% of the periodic changes in fair value of the hedging instrument will be accounted for as outlined above. This is the case whether or not economic mismatches exist in the hedging relationship. As a result, there will be no periodic measurement or recognition of ineffectiveness. Rather, the full impact of hedge gains and losses will be recognized in the period in which the hedged transactions impact earnings.

While separate measurement and presentation of ineffectiveness is being eliminated, paragraph 815-20-45-1A requires the change in fair value of the hedging instrument that is included in the assessment of hedge effectiveness be presented in the same income statement line item that is used to present the earnings effect of the hedged item.

Commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. These derivative contracts do not qualify for hedge accounting. At March 31, 2018, the notional amount of the interest rate lock commitments was $61.0 million and forward commitments were $68.3 million. At December 31, 2017, the notional amount of the interest rate lock commitments was $29.9 million and forward commitments were $41.2 million. It is our practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans.

Old National also enters into derivative instruments for the benefit of its customers. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $839.3 million at March 31, 2018. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $826.6 million at December 31, 2017. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps, caps, and collars. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.

Old National enters into derivative financial instruments as part of its foreign currency risk management strategies. These derivative instruments consist of foreign currency forward contracts to accommodate the business needs of its customers. Old National does not designate these foreign currency forward contracts for hedge accounting treatment. The notional amounts of these foreign currency forward contracts and the offsetting counterparty derivative instruments were $1.2 million at March 31, 2018 and $0.8 million at December 31, 2017.

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

Amounts reported in AOCI related to cash flow hedges will be reclassified to interest income or interest expense as interest payments are received or paid on Old National’s derivative instruments. During the next 12 months, we estimate that $2.0 million will be reclassified to interest income and $1.3 million will be reclassified to interest expense.

The following table summarizes the fair value of derivative financial instruments utilized by Old National:

(dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
March 31, 2018
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$4,720	Other liabilities	$3,382

Total derivatives designated as hedging instruments		$4,720		$3,382

Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$8,113	Other liabilities	$16,256
Mortgage contracts	Other assets	1,475	Other liabilities	90
Foreign currency contracts	Other assets	13	Other liabilities	2

Total derivatives not designated as hedging instruments		$9,601		$16,348

Total		$14,321		$19,730

December 31, 2017
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$3,351	Other liabilities	$5,351

Total derivatives designated as hedging instruments		$3,351		$5,351

Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$10,012	Other liabilities	$10,933
Mortgage contracts	Other assets	747	Other liabilities	—
Foreign currency contracts	Other assets	8	Other liabilities	8

Total derivatives not designated as hedging instruments		$10,767		$10,941

Total		$14,118		$16,292

The effect of derivative instruments in fair value hedging relationships on the consolidated statements of income for the three months ended March 31, 2018 and 2017 were as follows:

(dollars in thousands)					Gain (Loss)
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Hedged Items in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in in Income on Related Hedged Item	Recognized in Income on Related Hedged Items
Three Months Ended March 31, 2018
Interest rate contracts	Interest income/(expense)	$(720)	Fixed-rate debt	Interest income/(expense)	$722

Three Months Ended March 31, 2017
Interest rate contracts	Interest income/(expense)	$(254)	Fixed-rate debt	Interest income/(expense)	$290

The difference between the gain (loss) recognized in income on derivatives and the gain (loss) recognized in income on the related hedged items represents hedge ineffectiveness. In addition, the net swap settlements that accrue each period are also reported in interest expense.

The effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income for the three months ended March 31, 2018 and 2017 were as follows:

(dollars in thousands)		Three Months Ended		Three Months Ended
		March 31,		March 31,
		2018	2017	2018	2017
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Interest rate contracts	Interest income/(expense)	$4,563	$580	$(769)	$(1,799)

The ineffective portion and amount excluded from effectiveness testing related to derivatives in cash flow hedging relationships was immaterial for the three months ended March 31, 2018 and 2017.

The effect of derivatives not designated as hedging instruments on the consolidated statements of income for the three months ended March 31, 2018 and 2017 were as follows:

(dollars in thousands)		Three Months Ended
		March 31,
		2018	2017
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Other income/(expense)	$—	$10
Mortgage contracts	Mortgage banking revenue	638	(1,494)
Foreign currency contracts	Other income/(expense)	17	—

Total		$655	$(1,484)

(1)	Includes the valuation differences between the customer and offsetting swaps.

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

Credit-Related Financial Instruments

In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $3.181 billion and standby letters of credit of $71.9 million at March 31, 2018. At March 31, 2018, approximately $2.945 billion of the loan commitments had fixed rates and $236.0 million had floating rates, with the floating interest rates ranging from 0% to 25%. At December 31, 2017, loan commitments totaled $3.144 billion and standby letters of credit totaled $68.7 million. These commitments are not reflected in the consolidated financial statements. The allowance for unfunded loan commitments totaled $3.4 million at March 31, 2018 and $3.1 million at December 31, 2017.

Old National had credit extensions with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients totaling $12.3 million at March 31, 2018 and $12.4 million at December 31, 2017. Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $11.5 million at March 31, 2018 and December 31, 2017. Old National did not provide collateral for the remaining credit extensions.

NOTE 23 – FINANCIAL GUARANTEES

Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires Old National to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At March 31, 2018, the notional amount of standby letters of credit was $71.9 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.4 million. At December 31, 2017, the notional amount of standby letters of credit was $68.7 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.4 million.

Old National is a party in three separate risk participation transactions of interest rate swaps, which had total notional amount of $17.3 million at March  31, 2018.

NOTE 24 – SEGMENT INFORMATION

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

NOTE 25 – FAIR VALUE

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at March 31, 2018 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Trading securities	$5,569	$5,569	$—	$—
Investment securities available-for-sale:
U.S. Treasury	9,295	9,295	—	—
U.S. government-sponsored entities and agencies	572,689	—	572,689	—
Mortgage-backed securities - Agency	1,477,896	—	1,477,896	—
States and political subdivisions	843,488	—	839,427	4,061
Pooled trust preferred securities	8,195	—	—	8,195
Other securities	308,300	30,435	277,865	—
Residential loans held for sale	17,635	—	17,635	—
Derivative assets	14,321	—	14,321	—
Financial Liabilities
Derivative liabilities	19,730	—	19,730	—

		Fair Value Measurements at December 31, 2017 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Trading securities	$5,584	$5,584	$—	$—
Investment securities available-for-sale:
U.S. Treasury	5,551	5,551	—	—
U.S. government-sponsored entities and agencies	664,286	—	664,286	—
Mortgage-backed securities - Agency	1,667,682	—	1,667,682	—
States and political subdivisions	530,193	—	530,193
Pooled trust preferred securities	8,448	—	—	8,448
Other securities	320,047	30,965	289,082	—
Residential loans held for sale	17,930	—	17,930	—
Derivative assets	14,118	—	14,118	—
Financial Liabilities
Derivative liabilities	16,292	—	16,292	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Pooled Trust	States and
	Preferred	Political
(dollars in thousands)	Securities	Subdivisions
Three Months Ended March 31, 2018
Balance at beginning of period	$8,448	$—
Accretion of discount	5	—
Sales/payments received	(288)	—
Increase (decrease) in fair value of securities	30	—
Transfers into Level 3	—	4,061

Balance at end of period	$8,195	$4,061

Three Months Ended March 31, 2017
Balance at beginning of period	$8,119	$—
Accretion of discount	4	—
Sales/payments received	(163)	—
Increase (decrease) in fair value of securities	328	—

Balance at end of period	$8,288	$—

The accretion of discounts on securities in the table above is included in interest income. An increase in fair value is reflected in the balance sheet as an increase in the fair value of investment securities available-for-sale, an increase in accumulated other comprehensive income, which is included in shareholders’ equity, and a decrease in other assets related to the tax impact. Old National transferred a $4.1 million state and political subdivisions security to Level 3 during the three months ended March 31, 2018 because Old National could no longer obtain evidence of observable inputs.

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

		Valuation	Unobservable	Range (Weighted
(dollars in thousands)	Fair Value	Techniques	Input	Average)
March 31, 2018
Pooled trust preferred securities	$8,195	Discounted cash flow	Constant prepayment rate (a)	0.00%
			Additional asset defaults (b)	3.4% - 4.3% (4.0%)
			Expected asset recoveries (c)	0.00%
State and political subdivisions	4,061	Discounted cash flow	No unobservable inputs	N/A
			Local municipality issuance
			Old National owns 100%
			Carried at par
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

Assets measured at fair value on a non-recurring basis at March 31, 2018 are summarized below:

		Fair Value Measurements at March 31, 2018 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Impaired Loans:
Commercial loans	$2,453	$—	$—	$2,453
Commercial real estate loans	15,267	—	—	15,267
Foreclosed Assets:
Commercial real estate	671	—	—	671
Residential	228	—	—	228
Loan servicing rights	187	—	187	—

Impaired commercial and commercial real estate loans that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral. These impaired commercial and commercial real estate loans had a principal amount of $27.2 million, with a valuation allowance of $9.4 million at March 31, 2018. Old National recorded provision recapture associated with these loans totaling $1.6 million for the three months ended March 31, 2018. Old National recorded provision expense associated with impaired commercial and commercial real estate loans that were deemed collateral dependent totaling $1.1 million for the three months ended March 31, 2017.

Other real estate owned and other repossessed property is measured at fair value less costs to sell and had a net carrying amount of $0.9 million at March 31, 2018. The estimates of fair value are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral. There were write-downs of other real estate owned of $0.3 million during the three months ended March 31, 2018 and $0.8 million for the three months ended March 31, 2017.

Loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value. Fair value is determined at a tranche level, based on market prices for comparable mortgage servicing contracts when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model utilizes a discount rate, weighted average prepayment speed, and other economic factors that market participants would use in estimating future net servicing income and that can be validated against available market data (Level 2). The valuation allowance for loan servicing rights with impairments at March 31, 2018 totaled $20 thousand. Old National recorded recoveries associated with these loan servicing rights totaling $9 thousand for the three months ended March 31, 2018 and $18 thousand for the three months ended March 31, 2017.

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

At December 31, 2017, impaired commercial and commercial real estate loans had a principal amount of $38.6 million, with a valuation allowance of $10.1 million.

Other real estate owned and other repossessed property had a net carrying amount of $1.8 million at December 31, 2017.

The valuation allowance for loan servicing rights with impairments at December 31, 2017 totaled $29 thousand.

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

		Valuation	Unobservable	Range (Weighted
(dollars in thousands)	Fair Value	Techniques	Input	Average)
March 31, 2018
Collateral Dependent Impaired Loans
Commercial loans	$2,453	Fair value of collateral	Discount for type of property, age of appraisal, and current status	25% - 35% (30%)
Commercial real estate loans	15,267	Fair value of collateral	Discount for type of property, age of appraisal and current status	0% - 20% (10%)
Foreclosed Assets
Commercial real estate	671	Fair value of collateral	Discount for type of property, age of appraisal, and current status	14% - 43% (25%)
Residential	228	Fair value of collateral	Discount for type of property, age of appraisal, and current status	18% - 19% (18%)
December 31, 2017
Collateral Dependent Impaired Loans
Commercial loans	$2,217	Fair value of collateral	Discount for type of property, age of appraisal, and current status	0% - 98% (49%)
Commercial real estate loans	26,319	Fair value of collateral	Discount for type of property, age of appraisal and current status	10% - 78% (32%)
Foreclosed Assets
Commercial real estate	1,726	Fair value of collateral	Discount for type of property, age of appraisal, and current status	7% - 25% (18%)
Residential (1)	55	Fair value of collateral	Discount for type of property, age of appraisal, and current status	39%

(1)	There was only one foreclosed residential asset at December 31, 2017, so no range or weighted average rate is reported.

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

We have elected the fair value option for residential loans held for sale. For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status). None of these loans are 90 days or more past due, nor are any on nonaccrual status. Included in the income statement is interest income for loans held for sale totaling $22 thousand for the three months ended March 31, 2018 and $28 thousand for the three months ended March 31, 2017.

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

The difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected at March 31, 2018 and December 31, 2017 was as follows:

	Aggregate		Contractual
(dollars in thousands)	Fair Value	Difference	Principal
March 31, 2018
Residential loans held for sale	$17,635	$577	$17,058

December 31, 2017
Residential loans held for sale	$17,930	$546	$17,384

Accrued interest at period end is included in the fair value of the instruments.

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value:

				Total Changes
				in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	(Expense)	Earnings
Three months ended March 31, 2018
Residential loans held for sale	$35	$—	$(4)	$31

Three months ended March 31, 2017
Residential loans held for sale	$418	$1	$—	$419

The carrying amounts and estimated fair values of financial instruments not carried at fair value on the balance sheet at March 31, 2018 and December 31, 2017 were as follows:

		Fair Value Measurements at March 31, 2018 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$278,241	$278,241	$—	$—
Investment securities held-to-maturity:		—		—
U.S. government-sponsored entities and agencies	73,369	—	71,444	—
Mortgage-backed securities - Agency	145,658	—	142,767	—
State and political subdivisions	316,126	—	321,932	—
FHLB/Federal Reserve Bank stock	136,206	N/A	N/A	N/A
Loans, net:
Commercial	2,792,038	—	—	2,727,325
Commercial real estate	4,429,184	—	—	4,313,955
Residential real estate	2,156,769	—	—	2,135,119
Consumer credit	1,810,310	—	—	1,777,935
Accrued interest receivable	81,621	74	20,502	61,045

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$3,655,732	$3,655,732	$—	$—
NOW, savings, and money market deposits	7,357,137	7,357,137	—	—
Time deposits	1,775,731	—	1,771,277	—
Federal funds purchased and interbank borrowings	150,026	150,026	—	—
Securities sold under agreements to repurchase	308,189	308,189	—	—
FHLB advances	1,664,179	—	—	1,658,911
Other borrowings	248,898	—	251,538	—
Accrued interest payable	5,388	—	5,388	—
Standby letters of credit	408	—	—	408
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$3,225

N/A = not applicable

		Fair Value Measurements at December 31, 2017 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$290,432	$290,432	$—	$—
Investment securities held-to-maturity:
Mortgage-backed securities - Agency	6,903	—	7,056	—
State and political subdivisions	677,160	—	720,647	—
FHLB/Federal Reserve Bank stock	119,686	N/A	N/A	N/A
Loans, net:
Commercial	2,698,023	—	—	2,707,385
Commercial real estate	4,333,116	—	—	4,347,949
Residential real estate	2,165,290	—	—	2,210,951
Consumer credit	1,871,311	—	—	1,998,194
Accrued interest receivable	87,102	16	24,001	63,085

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$3,680,807	$3,680,807	$—	$—
NOW, savings, and money market deposits	7,290,521	7,290,521	—	—
Time deposits	1,634,436	—	1,620,685	—
Federal funds purchased and interbank borrowings	335,033	335,033	—	—
Securities sold under agreements to repurchase	384,810	359,810	25,133	—
FHLB advances	1,609,579	—	—	1,607,189
Other borrowings	248,782	—	250,443	—
Accrued interest payable	7,029	—	7,029	—
Standby letters of credit	351	—	—	351
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$2,449

N/A = not applicable

The methods utilized to estimate the fair value of financial instruments at December 31, 2017 did not necessarily represent an exit price. In accordance with our adoption of ASU 2016-01 in 2018, the methods utilized to measure the fair value of financial instruments at March 31, 2018 represent an approximation of exit price, however, an actual exit price may differ.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of our results of operations for the three months ended March 31, 2018 and 2017, and financial condition as of March 31, 2018, compared to March 31, 2017 and December 31, 2017. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. This discussion contains forward-looking statements concerning our business that are based on estimates and involves certain risks and uncertainties. Therefore, future results could differ significantly from our current expectations and the related forward-looking statements.

FINANCIAL HIGHLIGHTS

The following table sets forth certain financial highlights of Old National:

	Three Months Ended
(dollars and shares in thousands,	March 31,	December 31,	March 31,
except per share data)	2018	2017	2017
Income Statement:
Net interest income	$128,572	$118,556	$105,801
Taxable equivalent adjustment (1)	2,767	6,139	5,688
Provision for loan losses	380	1,037	347
Noninterest income	42,389	44,825	42,920
Noninterest expense	117,641	140,432	101,891
Net income	47,983	(18,493)	35,992
Common Share Data:
Weighted average diluted shares	152,370	146,875	135,431
Net income (diluted)	$0.31	$(0.13)	$0.27
Cash dividends	0.13	0.13	0.13
Common dividend payout ratio (2)	41%	N/M	48%
Book value	$14.32	$14.17	$13.63
Stock price	16.90	17.45	17.35
Tangible common book value (3)	8.55	8.37	8.54
Performance Ratios:
Return on average assets	1.10%	(0.45)%	0.98%
Return on average common equity	8.86	(3.51)	7.89
Return on tangible common equity (3)	15.62	(5.12)	13.13
Return on average tangible common equity (3)	15.80	(5.05)	13.38
Net interest margin (3)	3.45	3.47	3.50
Efficiency ratio (3)	65.94	81.60	64.66
Net charge-offs (recoveries) to average loans	0.01	0.03	0.01
Allowance for loan losses to ending loans	0.45	0.45	0.55
Non-performing loans to ending loans	1.28	1.30	1.43
Balance Sheet:
Total loans	$11,238,682	$11,118,121	$9,131,773
Total assets	17,496,287	17,518,292	14,869,645
Total deposits	12,788,600	12,605,764	10,821,352
Total borrowed funds	2,371,292	2,578,204	2,066,617
Total shareholders’ equity	2,179,118	2,154,397	1,846,359
Nonfinancial Data:
Full-time equivalent employees	2,721	2,801	2,659
Banking centers	191	191	188

N/M = Not meaningful

(1)	Calculated using the federal statutory tax rate in effect of 21% for the three months ended March 31, 2018 and 35% for the three months ended December 31, 2017 and March 31, 2017.
(2)	Cash dividends per share divided by net income per share (basic).
(3)	Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.

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

The following table presents GAAP to non-GAAP reconciliations.

	Three Months Ended
(dollars and shares in thousands,	March 31,
except per share data)	2018	2017
Tangible common book value:
Shareholders’ equity (GAAP)	$2,179,118	$1,846,359
Deduct: Goodwill	828,804	655,018
Intangible assets	48,833	34,657

Tangible shareholders’ equity (non-GAAP)	$1,301,481	$1,156,684

Period end common shares	152,172	135,435
Tangible common book value	8.55	8.54
Return on tangible common equity:
Net income (GAAP)	$47,983	$35,992
Add: Intangible amortization (net of tax)	2,851	1,963

Tangible net income (non-GAAP)	$50,834	$37,955

Tangible shareholders’ equity (non-GAAP) (see above)	$1,301,481	$1,156,684
Return on tangible common equity	15.62%	13.13%
Return on average tangible common equity:
Tangible net income (non-GAAP) (see above)	$50,834	$37,955
Average shareholders’ equity (GAAP)	$2,166,055	$1,825,659
Deduct: Average goodwill	828,141	655,018
Average intangible assets	51,092	36,097

Average tangible shareholders’ equity (non-GAAP)	$1,286,822	$1,134,544

Return on average tangible common equity	15.80%	13.38%
Net interest margin:
Net interest income (GAAP)	$128,572	$105,801
Taxable equivalent adjustment	2,767	5,688

Net interest income - taxable equivalent basis (non-GAAP)	$131,339	$111,489

Average earning assets	$15,205,891	$12,742,858
Net interest margin	3.45%	3.50%
Efficiency ratio:
Noninterest expense (GAAP)	$117,641	$101,891
Deduct: Intangible amortization expense	3,609	3,020

Adjusted noninterest expense (non-GAAP)	$114,032	$98,871

Net interest income - taxable equivalent basis (non-GAAP) (see above)	$131,339	$111,489
Noninterest income	42,389	42,920
Deduct: Net securities gains (losses)	788	1,500

Adjusted total revenue (non-GAAP)	$172,940	$152,909

Efficiency ratio	65.94%	64.66%

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

EXECUTIVE SUMMARY

During the first quarter of 2018, net income was $48.0 million, or $0.31 per diluted share. Net income was $36.0 million, or $0.27 per diluted share, for the first quarter of 2017.

Management’s strategy is basic banking – loan growth, fee income, and expense management: This is accomplished by executing our plan of revenue growth driven by strong commercial loan growth, anchored by excellent credit, fueled by low-cost core deposits, and reducing our operating expenses. In addition, we are seeing the results of our efforts to re-mix our earning assets by replacing lower yielding assets, like indirect auto loans, with higher yielding assets, like commercial loans. Our actions demonstrate our commitment to driving and sustaining positive operating leverage.

Loan Growth: Our loan balances, excluding loans held for sale, grew $120.6 million to $11.239 billion at March 31, 2018 compared to $11.118 billion at December 31, 2017. This growth was attributable to our commercial loan portfolios, as we continue to focus on organic loan growth coupled with strong credit performance. Commercial loan demand continues to be steady as we execute our strategy of building new relationships throughout our entire footprint.

Fee Income: Revenue growth in our fee income components for the three months ended March 31, 2018 when compared to the three months ended March 31, 2017 was driven by the acquisition of Anchor (MN) in November 2017, partially offset by lower capital markets income.

Expenses: Noninterest expenses increased $15.8 million, or 16%, for the three months ended March 31, 2018 when compared to the three months ended March 31, 2017. The increase was primarily attributable to higher expenses associated with the Anchor (MN) partnership. We are adapting to changing customer behaviors by continually investing in and improving the client experience by enhancing technology and processes. However, as previously disclosed, we have consolidated 148 branches since the beginning of 2011. Additionally, there are ten branches located throughout the footprint scheduled to be consolidated; nine in the second quarter and one in the third quarter of this year. In addition, Old National entered into a branch purchase and assumption agreement for the sale of ten Old National branches in Wisconsin to Marine Credit Union of La Crosse, Wisconsin. The branch sale includes the assumption of approximately $274 million in deposits and no loans. Subject to regulatory approval and other terms and conditions, the sale is expected to close in the third quarter of 2018. For the remainder of 2018, we are relentlessly evaluating the Old National franchise for additional consolidation opportunities.

Our thoughts regarding future partnerships is such that we remain an active looker and a selective, disciplined buyer. We believe our ability to bring an enhanced product set and a larger balance sheet with better capital allows a potential new market partner to better serve their clients. However, given the quality Old National franchise that exists today, we do not feel compelled to enter into a partnership.

RESULTS OF OPERATIONS

The following table sets forth certain income statement information of Old National for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,		%
(dollars in thousands)	2018	2017	Change
Income Statement Summary:
Net interest income	$128,572	$105,801	21.5%
Provision for loan losses	380	347	9.5
Noninterest income	42,389	42,920	(1.2)
Noninterest expense	117,641	101,891	15.5
Other Data:
Return on average common equity	8.86%	7.89%
Return on tangible common equity (1)	15.62	13.13
Return on average tangible common equity (1)	15.80	13.38
Efficiency ratio (1)	65.94	64.66
Tier 1 leverage ratio	8.11	8.49
Net charge-offs (recoveries) to average loans	0.01	0.01

(1)	Represents a non-GAAP financial measure. Refer to “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.

Net Interest Income

Net interest income is the most significant component of our earnings, comprising 75% of revenues for the three months ended March 31, 2018. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities.

The Federal Reserve increased the discount rate 25 basis points at their March 2018 meeting. The rate increase was driven by the Federal Reserve’s inflation and wage pressure expectations in conjunction with a moderately expanding economy. The Treasury yield curve flattened as short-term rates rose while long-term interest rates remained flat. Collectively, these factors marginally improved the outlook for our net interest income and margin.

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

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is also presented in the table that follows, adjusted to a taxable equivalent basis to reflect what our tax-exempt assets would need to yield in order to achieve the same after-tax yield as a taxable asset. We used the federal statutory tax rate in effect of 21% for the three months ended March 31, 2018, compared to 35% for the three months ended March 31, 2017. This analysis portrays the income tax benefits associated in tax-exempt assets and helps to facilitate a comparison between taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully taxable equivalent basis. Therefore, management believes these measures provide useful information for both management and investors by allowing them to make peer comparisons.

	Three Months Ended
	March 31,
(dollars in thousands)	2018	2017
Net interest income	$128,572	$105,801
Conversion to fully taxable equivalent	2,767	5,688

Net interest income - taxable equivalent basis	$131,339	$111,489

Average earning assets	$15,205,891	$12,742,858
Net interest margin	3.38%	3.32%
Net interest margin - taxable equivalent basis	3.45%	3.50%

The increase in net interest income for the three months ended March 31, 2018 when compared to the three months ended March 31, 2017 was primarily due to higher average earning assets of $2.463 billion. Partially offsetting the higher average earning assets were higher average interest-bearing liabilities of $1.672 billion in the three months ended March 31, 2018 when compared to the three months ended March 31, 2017 and lower fully taxable equivalent interest income resulting from the income tax rate decrease to 21% in 2018. Net interest income for the three months ended March 31, 2018 and 2017 included accretion income (interest income in excess of contractual interest income) associated with acquired loans. Accretion income totaled $11.0 million in the three months ended March 31, 2018, compared to $12.6 million in the three months ended March 31, 2017. We expect accretion income on our PCI loans to decrease over time, but this may be offset by future acquisitions.

The following tables present the average balance sheet for each major asset and liability category, its related interest income and yield, or its expense and rate for the three months ended March 31, 2018 and 2017.

	Three Months Ended			Three Months Ended
(dollars in thousands)	March 31, 2018			March 31, 2017
	Average	Income (1)/	Yield/	Average	Income (1)/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Money market and other interest-earning investments	$66,536	$90	0.55%	$27,482	$31	0.46%
Investment securities:
Treasury and government sponsored agencies	663,096	3,424	2.07%	540,422	2,780	2.06%
Mortgage-backed securities	1,632,610	9,520	2.33%	1,511,388	7,818	2.07%
States and political subdivisions	1,204,855	10,478	3.48%	1,133,373	13,607	4.80%
Other securities	459,458	3,669	3.19%	445,235	2,828	2.54%

Total investment securities	3,960,019	27,091	2.74%	3,630,418	27,033	2.98%

Loans: (2)
Commercial	2,759,688	28,205	4.09%	1,887,929	19,088	4.04%
Commercial real estate	4,394,002	55,787	5.08%	3,171,005	40,324	5.09%
Residential real estate loans	2,176,413	21,472	3.95%	2,141,571	21,254	3.97%
Consumer	1,849,233	17,828	3.91%	1,884,453	16,426	3.54%

Total loans	11,179,336	123,292	4.42%	9,084,958	97,092	4.29%

Total earning assets	15,205,891	$150,473	3.97%	12,742,858	$124,156	3.91%

Less: Allowance for loan losses	(50,953)			(50,710)
Non-earning Assets
Cash and due from banks	199,132			195,620
Other assets	2,089,790			1,877,849

Total assets	$17,443,860			$14,765,617

Interest-Bearing Liabilities
NOW accounts	$3,067,437	$819	0.11%	$2,585,814	$456	0.07%
Savings accounts	3,052,646	1,343	0.18%	2,969,866	1,157	0.16%
Money market accounts	1,159,010	546	0.19%	706,990	149	0.09%
Time deposits	1,736,984	4,547	1.06%	1,440,431	2,621	0.74%

Total interest-bearing deposits	9,016,077	7,255	0.33%	7,703,101	4,383	0.23%

Federal funds purchased and interbank borrowings	261,353	1,017	1.58%	189,070	356	0.76%
Securities sold under agreements to repurchase	342,682	359	0.42%	331,400	256	0.31%
FHLB advances	1,675,700	7,780	1.88%	1,429,977	5,312	1.51%
Other borrowings	248,828	2,723	4.38%	218,965	2,360	4.31%

Total borrowed funds	2,528,563	11,879	1.91%	2,169,412	8,284	1.55%

Total interest-bearing liabilities	$11,544,640	$19,134	0.67%	$9,872,513	$12,667	0.52%

Noninterest-Bearing Liabilities
Demand deposits	$3,563,104			$2,917,053
Other liabilities	170,061			150,392
Shareholders’ equity	2,166,055			1,825,659

Total liabilities and shareholders’ equity	$17,443,860			$14,765,617

Net interest rate spread			3.30%			3.39%
Net interest margin (3)			3.45%			3.50%
Taxable equivalent adjustment		$2,767			$5,688

(1)	Interest income is reflected on a fully taxable equivalent basis.
(2)	Includes loans held for sale.
(3)	Net interest margin is defined as net interest income on a tax equivalent basis as a percentage of average earning assets.

The following table presents the dollar amount of changes in taxable equivalent net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid for the three months ended March 31, 2018 and 2017.

	From Three Months Ended
	March 31, 2017 to Three
	Months Ended March 31, 2018
	Total	Attributed to
(dollars in thousands)	Change	Volume	Rate
Interest Income
Money market and other interest-earning investments	$59	$49	$10
Investment securities (1)	58	2,355	(2,297)
Loans (1)	26,200	22,797	3,403

Total interest income	26,317	25,201	1,116

Interest Expense
NOW deposits	363	105	258
Savings deposits	186	34	152
Money market deposits	397	153	244
Time deposits	1,926	653	1,273
Federal funds purchased and interbank borrowings	661	206	455
Securities sold under agreements to repurchase	103	10	93
FHLB advances	2,468	1,023	1,445
Other borrowings	363	324	39

Total interest expense	6,467	2,508	3,959

Net interest income	$19,850	$22,693	$(2,843)

The variance not solely due to rate or volume is allocated equally between the rate and volume variances.

(1)	Interest on investment securities and loans includes the effect of taxable equivalent adjustments of $1.7 million and $1.0 million, respectively, during the three months ended March 31, 2018 using the federal statutory rate in effect of 21%.

The decrease in the net interest margin on a fully taxable equivalent basis for the three months ended March 31, 2018 when compared to the three months ended March 31, 2017 was primarily due to lower yields associated with accretion income on acquired loans, higher costs of interest-bearing liabilities, and a change in the mix of average interest earning assets and interest-bearing liabilities. The decrease in the net interest margin also reflected the change in the federal tax rate and the resulting decrease in our fully taxable equivalent interest income adjustments. Accretion income represented 28 basis points of the net interest margin for the three months ended March 31, 2018, compared to 40 basis points of the net interest margin for the three months ended March 31, 2017. The yield on interest earning assets increased 6 basis points and the cost of interest-bearing liabilities increased 15 basis points in the quarterly year-over-year comparison. The yield on interest earning assets is calculated by dividing annualized taxable equivalent net interest income by average interest earning assets while the cost of interest-bearing liabilities is calculated by dividing annualized interest expense by average interest-bearing liabilities.

Average earning assets were $15.206 billion for the three months ended March 31, 2018, compared to $12.743 billion for the three months ended March 31, 2017, an increase of $2.463 billion, or 19%. The increase in average earning assets was primarily due to our acquisition of Anchor (MN) in November 2017. The loan portfolio including loans held for sale, which generally has an average yield higher than the investment portfolio, was approximately 74% of average interest earning assets for the three months ended March 31, 2018, compared to 71% for the three months ended March 31, 2017.

Average loans including loans held for sale increased $2.094 billion for the three months ended March 31, 2018 when compared to the three months ended March 31, 2017 reflecting organic loan growth, as well as an increase attributable to loans acquired from Anchor (MN) in November 2017. Loans including loans held for sale attributable to the Anchor (MN) acquisition totaled $1.595 billion as of the closing date of the acquisition, which was November 1, 2017.

Average investments increased $329.6 million for the three months ended March 31, 2018 when compared to the three months ended March 31, 2017 reflecting the Anchor (MN) acquisition.

Average noninterest-bearing deposits increased $646.1 million for the three months ended March 31, 2018 when compared to the three months ended March 31, 2017. Average interest-bearing deposits increased $1.313 billion for the three months ended March 31, 2018 when compared to the three months ended March 31, 2017. The increases in average deposits also reflected the Anchor (MN) acquisition.

Average borrowed funds increased $359.2 million for the three months ended March 31, 2018 when compared to the three months ended March 31, 2017 primarily due to increased funding needed as a result of growth in our loan portfolio that outpaced deposit growth.

Provision for Loan Losses

The provision for loan losses was $0.4 million for the three months ended March 31, 2018, compared to $0.3 million for the three months ended March 31, 2017. Net charge-offs totaled $0.4 million during the three months ended March 31, 2018, compared to net charge-offs of $0.3 million during the three months ended March 31, 2017. The higher provision for loan losses is the result of loan growth, offset by lower incurred loss rate expectations. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense.

Noninterest Income

We generate revenues in the form of noninterest income through client fees, sales commissions, and other gains and losses from our core banking franchise and other related businesses, such as wealth management, investment consulting, and investment products. The following table details the components in noninterest income for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,		%
(dollars in thousands)	2018	2017	Change
Wealth management fees	$9,026	$8,999	0.3%
Service charges on deposit accounts	10,759	9,843	9.3
Debit card and ATM fees	4,865	4,236	14.8
Mortgage banking revenue	4,192	4,226	(0.8)
Investment product fees	5,515	4,989	10.5
Capital markets income	498	1,031	(51.7)
Company-owned life insurance	2,605	2,149	21.2
Net securities gains (losses)	788	1,500	(47.5)
Recognition of deferred gain on sale leaseback transactions	395	537	(26.4)
Other income	3,746	5,410	(30.8)

Total noninterest income	$42,389	$42,920	(1.2)%

N/M = Not meaningful

The decrease in noninterest income for the three months ended March 31, 2018 when compared to the three months ended March 31, 2017 was primarily due to lower other income resulting from first quarter 2017 recoveries on loans originated by AnchorBank (WI) that had been fully charged-off prior to the acquisition totaling $1.5 million and lower net securities gains. These decreases were substantially offset by higher noninterest income attributable to the Anchor (MN) acquisition.

Service charges and overdraft fees increased $0.9 million for the three months ended March 31, 2018 when compared to the three months ended March 31, 2017 primarily due to higher service charges and overdraft fees attributable to the Anchor (MN) acquisition.

Debit card and ATM fees increased $0.6 million for the three months ended March 31, 2018 when compared to the three months ended March 31, 2017 primarily due to higher interchange income attributable to the Anchor (MN) acquisition.

Investment product fees increased $0.5 million for the three months ended March 31, 2018 when compared to the three months ended March 31, 2017 primarily due to the Anchor (MN) acquisition.

Capital markets income is comprised of customer interest rate swap fees, foreign currency exchange fees, and net gains (losses) on foreign currency adjustments. Capital markets income decreased $0.5 million for the three months ended March 31, 2018 when compared to the three months ended March 31, 2017 primarily due to lower customer interest rate swap fees.

Net securities gains decreased $0.7 million for the three months ended March 31, 2018 when compared to the three months ended March 31, 2017 primarily due to higher realized losses on available-for-sale securities in 2018, partially offset by higher realized gains on sales of available-for-sale securities in 2018.

Other income decreased $1.7 million for the three months ended March 31, 2018 when compared to the three months ended March 31, 2017 primarily due to lower other income resulting from first quarter 2017 recoveries on loans originated by AnchorBank (WI) that had been fully charged-off prior to the acquisition totaling $1.5 million and lower gains on sales of other real estate owned totaling $0.5 million.

Noninterest Expense

The following table details the components in noninterest expense for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,		%
(dollars in thousands)	2018	2017	Change
Salaries and employee benefits	$64,179	$56,564	13.5%
Occupancy	13,280	12,134	9.4
Equipment	3,565	3,227	10.5
Marketing	3,697	3,050	21.2
Data processing	8,884	7,608	16.8
Communication	3,064	2,414	26.9
Professional fees	2,730	2,651	3.0
Loan expense	1,744	1,631	6.9
Supplies	722	579	24.7
FDIC assessment	2,645	2,487	6.4
Other real estate owned expense	349	1,115	(68.7)
Amortization of intangibles	3,609	3,020	19.5
Amortization of tax credit investments	716	—	N/M
Other expense	8,457	5,411	56.3

Total noninterest expense	$117,641	$101,891	15.5%

N/M = Not meaningful

Noninterest expense increased $15.8 million for the three months ended March 31, 2018 when compared to the three months ended March 31, 2017 primarily due to $11.6 million of operating expenses and $2.3 million of acquisition and integration costs associated with Anchor (MN). Also contributing to the increase in noninterest expense were higher impairments of long-lived assets of $2.8 million in the three months ended March 31, 2018 related to branch consolidations.

Salaries and benefits is the largest component of noninterest expense. Salaries and benefits increased $7.6 million for the three months ended March 31, 2018 when compared to the three months ended March 31, 2017 primarily due to $7.1 million of salaries and benefits associated with the Anchor (MN) acquisition. Also contributing to the increase in salaries and benefits was higher stock-based compensation expense of $0.6 million in the three months ended March 31, 2018.

Occupancy expenses increased $1.1 million for the three months ended March 31, 2018 when compared to the three months ended March 31, 2017 primarily due to higher occupancy expenses attributable to the Anchor (MN) acquisition.

Marketing expense increased $0.6 million for the three months ended March 31, 2018 when compared to the three months ended March 31, 2017 primarily due to higher public relations expense.

Data processing expenses increased $1.3 million for the three months ended March 31, 2018 when compared to the three months ended March 31, 2017 primarily due to integration expenses associated with the Anchor (MN) acquisition.

Amortization of intangibles increased $0.6 million for the three months ended March 31, 2018 when compared to the three months ended March 31, 2017 primarily due to amortization of core deposit intangibles related to the Anchor (MN) acquisition.

Amortization of tax credit investments was $0.7 million for the three months ended March 31, 2018 reflecting the completion of an investment tax credit project during the first quarter of 2018. There was no amortization related to tax credit investments recorded in noninterest expense for the three months ended March 31, 2017. We anticipate amortization of tax credit investments of approximately $15 million to $18 million in the second quarter of 2018. The recognition of tax credit amortization expense is contingent upon the successful rehabilitation of the historic building or completion of a solar project within the reporting period. Many factors including weather, labor availability, building regulations, inspections, and other unexpected construction delays related to a rehabilitation project can cause a project to exceed its estimated completion date. See Note 13 to the consolidated financial statements for additional information on our tax credit investments.

Other expense increased $3.0 million for the three months ended March 31, 2018 when compared to the three months ended March 31, 2017 primarily due to higher impairments of long-lived assets totaling $2.8 million in the three months ended March 31, 2018 related to branch consolidations.

Provision for Income Taxes

We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The provision for income taxes, as a percentage of pre-tax income, was 9.4% for the three months ended March 31, 2018, compared to 22.6% for the three months ended March 31, 2017. In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at March 31, 2018 based on the current estimate of the effective annual rate. The lower effective tax rate during the three months ended March 31, 2018 when compared to the three months ended March 31, 2017 was primarily the result of the lowering of the federal corporate tax rate to 21% and an increase in federal tax credits available. See Note 20 to the consolidated financial statements for additional information.

FINANCIAL CONDITION

Overview

At March 31, 2018, our assets were $17.496 billion, a $2.626 billion increase compared to assets of $14.870 billion at March 31, 2017, and a $22.0 million decrease compared to assets of $17.518 billion at December 31, 2017. The increase from March 31, 2017 to March 31, 2018 was primarily due to the acquisition of Anchor (MN) in November 2017, which had $2.222 billion in assets as of the closing date of the acquisition. Organic growth in our commercial loan portfolios also contributed to the March 31, 2017 to March 31, 2018 increase in assets.

Earning Assets

Our earning assets are comprised of investment securities, portfolio loans, loans held for sale, money market investments, interest earning accounts with the Federal Reserve, and trading securities. Earning assets were $15.239 billion at March 31, 2018, a $2.387 billion increase compared to earning assets of $12.852 billion at March 31, 2017, and a $30.1 million increase compared to earning assets of $15.209 billion at December 31, 2017.

Investment Securities

We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements. However, we also have $73.4 million of U.S. government-sponsored entities and agencies securities, $145.7 million of fixed-rate mortgage-backed securities, and $316.1 million of state and political subdivision securities in our held-to-maturity investment portfolio at March 31, 2018.

Trading securities, which consist of mutual funds held in trusts associated with deferred compensation plans for former directors and executives, are recorded at fair value and totaled $5.6 million at March 31, 2018 compared to $5.1 million at March 31, 2017.

At March 31, 2018, the investment securities portfolio, including trading securities, was $3.897 billion compared to $3.671 billion at March 31, 2017, an increase of $225.8 million. Investment securities attributable to the Anchor (MN) acquisition totaled $308.8 million as of the closing date of the acquisition. Investment securities represented 26% of earning assets at March 31, 2018, compared to 29% at March 31, 2017 and 26% at December 31, 2017. Investment securities decreased as a percentage of total earning assets at March 31, 2018 when compared to March 31, 2017 due to a proportionately larger increase in loan balances. Stronger commercial loan demand in the future and management’s decision to deleverage the balance sheet could result in a reduction in the securities portfolio. At March 31, 2018, management does not intend to sell any securities in an unrealized loss position and does not believe we will be required to sell such securities.

The investment securities available-for-sale portfolio had net unrealized losses of $69.0 million at March 31, 2018, compared to net unrealized losses of $47.2 million at March 31, 2017, and net unrealized losses of $56.4 million at December 31, 2017. Net unrealized losses increased from December 31, 2017 to March 31, 2018 reflecting higher net unrealized losses on mortgage-backed securities primarily due to the effect of an increase in long-term interest rates.

The investment portfolio had an effective duration of 4.30 at March 31, 2018, compared to 4.53 at March 31, 2017, and 4.15 at December 31, 2017. Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates. Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage. The annualized average yields on investment securities, on a taxable equivalent basis, were 2.74% for the three months ended March 31, 2018, compared to 2.98% for the three months ended March 31, 2017.

Loans Held for Sale

Mortgage loans held for immediate sale in the secondary market were $17.6 million at March 31, 2018, compared to $17.9 million at December 31, 2017. Certain mortgage loans are committed for sale at or prior to origination at a contracted price to an outside investor. Other mortgage loans held for immediate sale are hedged with TBA forward agreements and committed for sale when they are ready for delivery and remain on the Company’s balance sheet for a short period of time (typically 30 to 60 days). These loans are sold without recourse, beyond customary representations and warranties, and Old National has not experienced material losses arising from these sales. Mortgage originations are subject to volatility due to interest rates and home sales, among other factors.

We have elected the fair value option under FASB ASC 825-10 prospectively for residential loans held for sale. The aggregate fair value exceeded the unpaid principal balance by $0.6 million at March 31, 2018, compared to $0.5 million at December 31, 2017.

Commercial and Commercial Real Estate Loans

Commercial and commercial real estate loans are the largest classification within earning assets, representing 48% of earning assets at March 31, 2018, compared to 40% at March 31, 2017 and 47% at December 31, 2017. At March 31, 2018, commercial and commercial real estate loans were $7.262 billion, an increase of $2.128 billion, or 42%, compared to March 31, 2017, and an increase of $189.8 million, or 3%, compared to December 31, 2017. Commercial and commercial real estate loans attributable to the Anchor (MN) acquisition totaled $1.516 billion as of the closing date of the acquisition.

Residential Real Estate Loans

At March 31, 2018, residential real estate loans held in our loan portfolio were $2.159 billion, an increase of $46.3 million compared to March 31, 2017, and a decrease of $8.5 million compared to December 31, 2017. Residential real estate loans attributable to the Anchor (MN) acquisition totaled $34.0 million as of the closing date of the acquisition. Future increases in interest rates could result in a decline in the level of refinancings and new originations of residential real estate loans.

Consumer Loans

Consumer loans, including automobile loans, personal and home equity loans and lines of credit, and student loans, decreased $67.6 million at March 31, 2018 compared to March 31, 2017, and decreased $60.7 million from December 31, 2017. Consumer loans attributable to the Anchor (MN) acquisition totaled $43.9 million as of the closing date of the acquisition. We continue to see runoff in our less profitable indirect consumer loan portfolio.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets at March 31, 2018 totaled $877.6 million, an increase of $187.9 million compared to $689.7 million at March 31, 2017. As of March 31, 2018, we have recorded $200.4 million of goodwill and other intangible assets associated with the acquisition of Anchor (MN).

Net Deferred Tax Assets

Net deferred tax assets decreased $76.6 million compared to March 31, 2017 primarily due to a revaluation of our deferred tax assets due to the enactment of the Tax Cuts and Jobs Act (“H.R. 1”), which lowered the federal corporate tax rate to 21%. Shortly after the enactment date, the SEC issued SAB 118, which addresses the situations where the accounting for changes in tax laws is complete, incomplete but can be reasonably estimated, and incomplete and cannot be reasonably estimated. SAB 118 also permits a measurement period of up to one year from the date of enactment to refine the provisional accounting. During the three months ended March 31, 2018, the immaterial adjustments made to the preliminary valuation of assets acquired and liabilities assumed in the acquisition of Anchor (MN) impacted our estimated revaluation of Old National’s deferred tax assets. Old National continues to analyze H.R. 1, including the impact on alternative minimum tax credits, as well as the acquisition accounting of Anchor (MN), and expects any refinements to the provisional accounting to be complete in 2018. Future changes in the corporate tax rate could result in a change in value of Old National’s deferred tax assets and future income tax expense. See Note 20 to the consolidated financial statements for additional information.

Other Assets

Other assets increased $48.3 million, or 39%, since March 31, 2017 primarily due to higher accrued income taxes and an increase in various tax credit investments. Other assets increased $16.6 million, or 11%, since December 31, 2017 primarily due to higher accrued income taxes. Old National reclassified $22.6 million from deferred tax assets related to alternative minimum tax credits to accrued income taxes in the first quarter of 2018 as a result of the enactment of H.R. 1. See Note 20 to the consolidated financial statements for additional information.

Funding

Total funding, comprised of deposits and wholesale borrowings, was $15.160 billion at March 31, 2018, an increase of $2.272 billion from $12.888 billion at March 31, 2017, and a decrease of $24.1 million from $15.184 billion at December 31, 2017. Included in total funding were deposits of $12.789 billion at March 31, 2018, an increase of $1.968 billion from $10.821 billion at March 31, 2017, and an increase of $182.8 million from $12.606 billion at December 31, 2017. Deposits attributable to the Anchor (MN) acquisition totaled $1.777 billion as of the closing date of the acquisition. Noninterest-bearing deposits increased $631.6 million from March 31, 2017 to March 31, 2018. NOW deposits increased $500.5 million from March 31, 2017 to March 31, 2018, while savings deposits increased $93.2 million. Money market deposits increased $433.0 million from March 31, 2017 to March 31, 2018, while time deposits increased $309.0 million.

We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. At March 31, 2018, wholesale borrowings, including federal funds purchased and interbank borrowings, securities sold under agreements to repurchase, FHLB advances, and other borrowings, totaled $2.371 billion, an increase of $304.7 million, or 15%, from March 31, 2017, and a decrease of $206.9 million, or 8%, from December 31, 2017. Wholesale funding as a percentage of total funding was 16% at March 31, 2018, 16% at March 31, 2017, and 17% at December 31, 2017. The increase in wholesale funding from March 31, 2017 to March 31, 2018 was due to increases in FHLB advances, federal funds purchased and interbank borrowings, and other borrowings, partially offset by a decrease in securities sold under agreements to repurchase.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities increased $22.0 million, or 16%, from March 31, 2017 primarily due to an increase in unfunded commitments on various tax credit investments. Accrued expenses and other liabilities decreased $22.7 million, or 13%, from December 31, 2017 primarily due to incentive and severance payments in the first quarter of 2018.

Capital

Shareholders’ equity totaled $2.179 billion at March 31, 2018, compared to $1.846 billion at March 31, 2017 and $2.154 billion at December 31, 2017. Shareholders’ equity at December 31, 2017 included $300.8 million from the 16.5 million shares of Common Stock that were issued in conjunction with the acquisition of Anchor (MN). We paid cash dividends of $0.13 per share for the three months ended March 31, 2018, which reduced equity by $19.8 million. The Company’s Common Stock is traded on the NASDAQ under the symbol “ONB” with 34,547 shareholders of record at March 31, 2018.

Capital Adequacy

Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At March 31, 2018, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of well-capitalized based on the most recent regulatory definition.

At March 31, 2018, Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

	Fully Phased-In Regulatory Guidelines	March 31,		December 31,
	Minimum	2018	2017	2017
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	8.11%	8.49%	8.28%
Common equity Tier 1 capital to risk-adjusted total assets	7.00	10.71	11.43	10.39
Tier 1 capital to risk-adjusted total assets	8.50	10.71	11.72	10.39
Total capital to risk-adjusted total assets	10.50	11.72	12.24	11.40
Shareholders’ equity to assets	N/A	12.45	12.42	12.30

N/A = not applicable

At March 31, 2018, Old National Bank, Old National’s bank subsidiary, maintained a strong capital position as evidenced by the following comparisons of key industry ratios.

	Fully Phased-In
	Regulatory Guidelines	Well Capitalized	March 31,		December 31,
	Minimum	Guidelines	2018	2017	2017
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	5.00%	8.78%	8.73%	8.93%
Common equity Tier 1 capital to risk-adjusted total assets	7.00	6.50	11.60	12.03	11.21
Tier 1 capital to risk-adjusted total assets	8.50	8.00	11.60	12.03	11.21
Total capital to risk-adjusted total assets	10.50	10.00	12.13	12.55	11.73

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

RISK MANAGEMENT

Overview

Old National has adopted a Risk Appetite Statement to enable the Board of Directors, Executive Leadership Group, and Senior Management to better assess, understand, and mitigate the risks of Old National. The Risk Appetite Statement addresses the following major risks: strategic, market, liquidity, credit, operational/technology/cyber, regulatory/compliance/legal, reputational, and human resources. Our Chief Risk Officer is independent of management and reports directly to the Chair of the Board’s Enterprise Risk Management Committee. The following discussion addresses these major risks: credit, market, liquidity, operational/technology/cyber, and regulatory/compliance/legal.

Credit Risk

Credit risk represents the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. Our primary credit risks result from our investment and lending activities.

Investment Activities

We carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral. At March 31, 2018, we had pooled trust preferred securities with a fair value of $8.2 million, or less than 1% of the available-for-sale securities portfolio. These securities remained classified as available-for-sale and at March 31, 2018, the unrealized loss on our pooled trust preferred securities was approximately $5.7 million. The fair value of these securities should improve as we get closer to maturity, but not in all cases. During the first quarter of 2018, Old National sold a pooled trust security for proceeds of $1.8 million, which resulted in a loss of $0.9 million. There was no OTTI recorded during the three months ended March 31, 2018 or 2017.

All of our mortgage-backed securities are backed by U.S. government-sponsored or federal agencies. Municipal bonds, corporate bonds, and other debt securities are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. See Note 6 to the consolidated financial statements for additional details about our investment security portfolio.

Counterparty Exposure

Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation. We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry. Old National manages exposure to counterparty risk in connection with its derivatives transactions by generally engaging in transactions with counterparties having ratings of at least A by Standard & Poor’s Rating Service or A2 by Moody’s Investors Service. Total credit exposure is monitored by counterparty and managed within limits that management believes to be prudent. Old National’s net counterparty exposure was an asset of $458.7 million at March 31, 2018.

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

We assumed student loans in the acquisition of Anchor (WI) in May 2016. Student loans are guaranteed by the government from 97% to 100% and totaled $66.0 million at March 31, 2018, compared to $68.2 million at December 31, 2017.

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

We lend to commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling, and retailing. Old National manages concentrations of credit exposure by industry, product, geography, customer relationship, and loan size. While loans to lessors of both residential and non-residential real estate exceed 10% of total loans, no individual sub-segment category within those broader categories reach the 10% threshold. At March 31, 2018, we had minimal exposure to foreign borrowers and no sovereign debt. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Kentucky, Michigan, Wisconsin, and Minnesota. We are experiencing a slow and gradual improvement in the economy of our principal markets. Management expects that trends in under-performing, criticized, and classified loans will be influenced by the degree to which the economy strengthens or weakens.

On November 1, 2017, Old National closed on its acquisition of Anchor (MN). As of the closing date of the acquisition, loans totaled $1.594 billion and other real estate owned totaled $1.1 million. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. Old National reviewed the acquired loans and determined that as of March 31, 2018, $51.3 million met the definition of criticized and $34.3 million were considered classified (of which $18.4 million are reported with nonaccrual loans). Our current preference would be to work these loans and avoid foreclosure actions unless additional credit deterioration becomes apparent. These acquired impaired loans, along with $0.8 million of other real estate owned, are included in our summary of under-performing, criticized, and classified assets found below.

Summary of under-performing, criticized and classified assets:

	March 31,		December 31,
(dollars in thousands)	2018	2017	2017
Nonaccrual loans:
Commercial	$33,175	$36,686	$27,202
Commercial real estate	60,403	48,391	62,425
Residential real estate	21,137	17,816	22,171
Consumer	12,581	12,484	13,129

Total nonaccrual loans (1)	127,296	115,377	124,927
Renegotiated loans not on nonaccrual	16,802	14,969	19,589
Past due loans (90 days or more and still accruing):
Commercial	10	—	144
Commercial real estate	—	80	—
Residential real estate	16	2	—
Consumer	301	299	750

Total past due loans	327	381	894
Other real estate owned	6,735	12,547	8,810

Total under-performing assets	$151,160	$143,274	$154,220

Classified loans (includes nonaccrual, renegotiated, past due 90 days, and other problem loans)	$245,746	$219,929	$226,583
Other classified assets (2)	2,987	7,306	4,556
Criticized loans	174,873	95,881	188,085

Total criticized and classified assets	$423,606	$323,116	$419,224

Asset Quality Ratios:
Non-performing loans/total loans (3) (4)	1.28%	1.43%	1.30
Under-performing assets/total loans and other real estate owned (3)	1.34	1.57	1.39
Under-performing assets/total assets	0.86	0.96	0.88
Allowance for loan losses/under-performing assets (5)	33.33	34.78	32.67
Allowance for loan losses/nonaccrual loans (1)	39.58	43.19	40.33

(1)	Includes purchased credit impaired loans of approximately $11.5 million at March 31, 2018, $9.9 million at March 31, 2017, and $12.6 million at December 31, 2017 that are categorized as nonaccrual for credit analysis purposes because the collection of principal or interest is doubtful. However, these loans are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.
(2)	Includes 1 pooled trust preferred security and 1 insurance policy at March 31, 2018.
(3)	Loans exclude loans held for sale.
(4)	Non-performing loans include nonaccrual and renegotiated loans.
(5)	Because the acquired loans were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date.

Under-performing assets totaled $151.2 million at March 31, 2018, compared to $143.3 million at March 31, 2017 and $154.2 million at December 31, 2017. Under-performing assets as a percentage of total loans and other real estate owned at March 31, 2018 were 1.34%, a decrease of 23 basis points from 1.57% at March 31, 2017 and a decrease of 5 basis points from 1.39% at December 31, 2017.

Nonaccrual loans increased from March 31, 2017 primarily due to an increase in nonaccrual commercial real estate loans. Nonaccrual loans at March 31, 2018 include $18.4 million of loans related to the Anchor (MN) acquisition. As a percentage of nonaccrual loans, the allowance for loan losses was 39.58% at March 31, 2018, compared to 43.19% at March 31, 2017 and 40.33% at December 31, 2017. PCI loans that were included in the nonaccrual category because the collection of principal or interest is doubtful totaled $11.5 million at March 31, 2018, compared to $9.9 million at March 31, 2017 and $12.6 million at December 31, 2017. However, they are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

Total criticized and classified assets were $423.6 million at March 31, 2018, an increase of $100.5 million from March 31, 2017, and an increase of $4.4 million from December 31, 2017. Other classified assets include investment securities that fell below investment grade rating totaling $3.0 million at March 31, 2018, compared to $7.3 million at March 31, 2017 and $4.6 million at December 31, 2017.

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

At March 31, 2018, our TDRs consisted of $11.9 million of commercial loans, $34.5 million of commercial real estate loans, $3.1 million of residential loans, and $4.0 million of consumer loans totaling $53.5 million. Approximately $36.9 million of the TDRs at March 31, 2018 were included with nonaccrual loans. At December 31, 2017, our TDRs consisted of $12.1 million of commercial loans, $34.7 million of commercial real estate loans, $3.3 million of residential loans, and $3.9 million of consumer loans totaling $54.0 million. Approximately $34.0 million of the TDRs at December 31, 2017 were included with nonaccrual loans.

Old National has allocated specific reserves to customers whose loan terms have been modified in TDRs totaling $5.9 million at March 31, 2018 and $5.7 million of December 31, 2017. At March 31, 2018, Old National had committed to lend an additional $4.6 million to customers with outstanding loans that are classified as TDRs.

The terms of certain other loans were modified during the three months ended March 31, 2018 that did not meet the definition of a TDR. It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have extended the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification. The evaluation is performed under our internal underwriting policy. We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral, or a bona fide guarantee. We also consider whether the modification was insignificant relative to the other terms of the agreement or the delay in a payment.

PCI loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition. If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually. If the PCI loan is being accounted for as part of a pool, it will not be removed from the pool. At March 31, 2018, it has not been necessary to remove any loans from PCI accounting.

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

Allowance for Loan Losses and Reserve for Unfunded Commitments

Loan charge-offs, net of recoveries, totaled $0.4 million for the three months ended March 31, 2018, compared to $0.3 million for the three months ended March 31, 2017. Annualized, net charge-offs (recoveries) to average loans remained the same at 0.01% for the three months ended March 31, 2018 and 2017. Management will continue its efforts to reduce the level of non-performing loans and may consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for loan losses.

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

At March 31, 2018, the allowance for loan losses was $50.4 million, an increase of $0.6 million compared to $49.8 million at March 31, 2017, and unchanged from December 31, 2017. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense.

As a percentage of total loans excluding loans held for sale, the allowance was 0.45% at March 31, 2018, compared to 0.55% at March 31, 2017 and 0.45% at December 31, 2017.

The following table provides additional details of the components of the allowance for loan losses, including ASC 450, Contingencies, for loans collectively evaluated for impairment, ASC 310-10, Receivables, for loans individually evaluated for impairment, and ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, for loans acquired with deteriorated credit quality:

(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Loan balance	$11,200,945	$98,050	$65,263	$11,364,258
Remaining purchase discount	(98,295)	(3,265)	(24,016)	(125,576)

Loans, net of discount	$11,102,650	$94,785	$41,247	$11,238,682

Allowance, January 1, 2018	$40,137	$10,078	$166	$50,381
Charge-offs	(2,431)	(240)	(14)	(2,685)
Recoveries	1,260	984	61	2,305
Provision expense	1,165	(744)	(41)	380

Allowance, March 31, 2018	$40,131	$10,078	$172	$50,381

We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. The reserve for unfunded loan commitments is classified as a liability account on the balance sheet and totaled $3.4 million at March 31, 2018, compared to $3.1 million at December 31, 2017.

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

The following table illustrates our projected net interest income sensitivity over a two year cumulative horizon based on the asset/liability model at March 31, 2018 and 2017:

	Immediate Rate Decrease		Immediate Rate Increase
	-50		+100	+200	+300
(dollars in thousands)	Basis Points	Base	Basis Points	Basis Points	Basis Points
March 31, 2018
Projected interest income:
Money market, other interest earning investments, and investment securities	$228,367	$234,331	$247,550	$260,121	$272,410
Loans	901,486	958,043	1,069,783	1,180,736	1,291,192

Total interest income	1,129,853	1,192,374	1,317,333	1,440,857	1,563,602

Projected interest expense:
Deposits	45,434	73,864	150,906	227,942	304,974
Borrowings	94,407	109,648	140,103	170,531	200,953

Total interest expense	139,841	183,512	291,009	398,473	505,927

Net interest income	$990,012	$1,008,862	$1,026,324	$1,042,384	$1,057,675

Change from base	$(18,850)		$17,462	$33,522	$48,813
% change from base	-1.87%		1.73%	3.32%	4.84%

March 31, 2017
Projected interest income:
Money market, other interest earning investments, and investment securities	$226,433	$234,507	$247,095	$257,031	$267,559
Loans	650,985	697,478	789,583	880,714	971,491

Total interest income	877,418	931,985	1,036,678	1,137,745	1,239,050

Projected interest expense:
Deposits	19,980	41,174	104,284	167,389	230,487
Borrowings	62,746	72,912	95,090	117,242	139,342

Total interest expense	82,726	114,086	199,374	284,631	369,829

Net interest income	$794,692	$817,899	$837,304	$853,114	$869,221

Change from base	$(23,207)		$19,405	$35,215	$51,322
% change from base	-2.84%		2.37%	4.31%	6.27%

Our asset sensitivity decreased slightly year over year primarily due to changes in our balance sheet mix, investment duration, and prepayment speed behavior.

A key element in the measurement and modeling of interest rate risk is the re-pricing assumptions of our transaction deposit accounts, which have no contractual maturity dates. We assume this deposit base is comprised of both core and more volatile balances and consists of both noninterest-bearing and interest-bearing accounts. Core deposit balances are assumed to be less interest rate sensitive and provide longer term funding. Volatile balances are assumed to be more interest rate sensitive and shorter in term. As part of our semi-static balance sheet modeling, we assume interest rates paid on the volatile deposits move in conjunction with changes in interest rates, in order to retain these deposits. This may include current noninterest-bearing accounts.

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

We use derivative instruments, primarily interest rate swaps, to mitigate interest rate risk, including certain cash flow hedges on variable-rate debt with a notional amount of $625 million at March 31, 2018. Our derivatives had an estimated fair value loss of $5.4 million at March 31, 2018, compared to an estimated fair value loss of $2.2 million at December 31, 2017. See Note 21 to the consolidated financial statements for further discussion of derivative financial instruments.

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

A time deposit maturity schedule for Old National Bank is shown in the following table at March 31, 2018.

(dollars in thousands) Maturity Bucket	Amount	Rate
2018	$963,001	1.11%
2019	474,050	1.35
2020	162,231	1.39
2021	77,876	1.46
2022	46,149	1.42
2023 and beyond	52,424	1.74

Total	$1,775,731	1.24%

Our ability to acquire funding at competitive prices is influenced by rating agencies’ views of our credit quality, liquidity, capital, and earnings. Moody’s Investor Service places us in an investment grade that indicates a low risk of default. For both Old National and Old National Bank:

•	Moody’s Investor Service affirmed the Long-Term Rating of A3 of Old National’s senior unsecured/issuer rating on February 2, 2018.

•	Moody’s Investor Service affirmed Old National Bank’s long-term deposit rating of Aa3 on February 2, 2018. The bank’s short-term deposit rating was affirmed at P-1 and the bank’s issuer rating was affirmed at A3.

The rating outlook from Moody’s Investor Service is negative. Moody’s Investor Service concluded a rating review of Old National Bank on February 2, 2018.

The credit ratings of Old National and Old National Bank at March 31, 2018 are shown in the following table.

Moody’s Investor Service
	Long-term	Short-term
Old National	A3	N/A
Old National Bank	Aa3	P-1

N/A = not applicable

Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well. At March 31, 2018, Old National and its subsidiaries had the following availability of liquid funds and borrowings:

(dollars in thousands)	Parent Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$54,612	$223,629
Unencumbered government-issued debt securities	—	1,075,809
Unencumbered investment grade municipal securities	—	508,155
Unencumbered corporate securities	—	139,369
Availability of borrowings:
Amount available from Federal Reserve discount window*	—	519,013
Amount available from Federal Home Loan Bank Indianapolis*	—	590,385

Total available funds	$54,612	$3,056,360

*	Based on collateral pledged

The Parent Company (Old National Bancorp) has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows, and funds used for acquisitions. The Parent Company can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit, and through the issuance of debt securities. Additionally, the Parent Company has a shelf registration in place with the SEC permitting ready access to the public debt and equity markets. At March 31, 2018, the Parent Company’s other borrowings outstanding were $230.9 million.

Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years. Prior regulatory approval to pay dividends was not required in 2017 and is not currently required.

Operational/Technology/Cyber Risk

Operational/technology/cyber risk is the potential that inadequate information systems, operational problems, breaches in internal controls, information security breaches, fraud, or unforeseen catastrophes will result in unexpected losses. We maintain frameworks, programs, and internal controls to prevent or minimize financial loss from failure of systems, people, or processes. This includes specific programs and frameworks intended to prevent or limit the effects of cyber risks including cyber-attacks or other information security breaches that might allow unauthorized transactions or unauthorized access to customer, associate, or company sensitive information. Metrics and measurements are used by Executive Leaders in the management of day-to-day operations to ensure effective customer service, minimization of service disruptions, and oversight of operational and cyber risk. We continually monitor and report on operational, technology, and cyber risks related to clients, products, and business practices; external and internal fraud; business disruptions and systems failures; cyber-attacks, information security or data breaches; damage to physical assets; and execution, delivery, and process management.

The Enterprise Risk Management Committee of the Board of Directors is responsible for the oversight, guidance, and monitoring of risks, including operational/technology/cyber risks, being taken by the Company. The monitoring is accomplished through on-going review of management reports, data on risks, policy limits and discussion on enterprise risk management strategies, policies, and risk assessments.

Regulatory/Compliance/Legal Risk

Regulatory/compliance/legal risk is the risk that the Company violated or was not in compliance with applicable laws, regulations or practices, industry standards, or ethical standards. The legal portion assesses the risk that unenforceable contracts, lawsuits, or adverse judgments can disrupt or otherwise negatively impact the Company. The Board of Directors expects we will perform business in a manner compliant with applicable laws and/or regulations and expects issues to be identified, analyzed, and remediated in a timely and complete manner.

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $3.181 billion and standby letters of credit of $71.9 million at March 31, 2018. At March 31, 2018, approximately $2.945 billion of the loan commitments had fixed rates and $236.0 million had floating rates, with the floating rates ranging from 0% to 25%. At December 31, 2017, loan commitments were $3.144 billion and standby letters of credit were $68.7 million. The term of these off-balance sheet arrangements is typically one year or less.

Old National is a party in three separate risk participation transactions of interest rate swaps, which had total notional amount of $17.3 million at March  31, 2018.

CONTRACTUAL OBLIGATIONS

The following table presents our significant fixed and determinable contractual obligations at March 31, 2018:

	Payments Due In
(dollars in thousands)	One Year or Less (1)	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without stated maturity	$11,012,869	$—	$—	$—	$11,012,869
IRAs, consumer, and brokered certificates of deposit	963,001	636,281	124,025	52,424	1,775,731
Federal funds purchased and interbank borrowings	150,026	—	—	—	150,026
Securities sold under agreements to repurchase	308,189	—	—	—	308,189
FHLB advances	902,032	301,902	58,500	401,745	1,664,179
Other borrowings	96	284	332	248,186	248,898
Fixed interest payments (2)	21,029	44,431	40,484	73,015	178,959
Operating leases	14,516	35,207	30,432	68,476	148,631
Other long-term liabilities (3)	41,954	2,737	33	63	44,787

(1)	For the remaining nine months of fiscal 2018.
(2)	Our senior notes, subordinated notes, certain trust preferred securities, and certain FHLB advances have fixed rates ranging from 1.49% to 6.08%. All of our other long-term debt is at LIBOR based variable rates at March 31, 2018. The projected variable interest assumes no increase in LIBOR rates from March 31, 2018.
(3)	Includes unfunded commitments on qualified affordable housing projects and other tax credit investments.

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

In addition, liabilities recorded under FASB ASC 740-10 (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109) are not included in the table because the amount and timing of any cash payments cannot be reasonably estimated. Further discussion of income taxes and liabilities recorded under FASB ASC 740-10 is included in Note 20 to the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. Certain accounting policies require management to use significant judgment and estimates, which can have a material impact on the carrying value of certain assets and liabilities. We consider these policies to be critical accounting policies. The judgment and assumptions made are based upon historical experience or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgment and assumptions, actual results could differ from estimates, which could have a material effect on our financial condition and results of operations.

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

Management’s analysis of probable losses in the portfolio at March 31, 2018 resulted in a range for allowance for loan losses of $15.2 million. The range pertains to general (FASB ASC 450, Contingencies) reserves for both retail and performing commercial loans. Specific (FASB ASC 310, Receivables) reserves do not have a range of probable loss. Due to the risks and uncertainty associated with the economy and our projection of loss rates inherent in the portfolio, we establish a range of probable outcomes (a high-end estimate and a low-end estimate) and evaluate our position within this range. The potential effect to net income based on our position in the range relative to the high and low endpoints is a decrease of $1.7 million and an increase of $9.8 million, respectively, after taking into account the tax effects. These sensitivities are hypothetical and may not represent actual results.

Derivative Financial Instruments

•	Description. As part of our overall interest rate risk management, we use derivative instruments to reduce exposure to changes in interest rates and market prices for financial instruments. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of derivative financial instruments and hedged items. To the extent hedging relationships are found to be effective, as determined by FASB ASC 815, Derivatives and Hedging (“ASC Topic 815”), changes in fair value of the derivatives are offset by changes in the fair value of the related hedged item or recorded to other comprehensive income. Management believes hedge effectiveness is evaluated properly in preparation of the financial statements. All of the derivative financial instruments we use have an active market and indications of fair value can be readily obtained. We are not using the “short-cut” method of accounting for any fair value derivatives.

•	Judgments and Uncertainties. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of derivative financial instruments and hedged items.

•	Effect if Actual Results Differ From Assumptions. To the extent hedging relationships are found to be effective, as determined by ASC Topic 815, changes in fair value of the derivatives are offset by changes in the fair value of the related hedged item or recorded to other comprehensive income. However, if in the future the derivative financial instruments used by us no longer qualify for hedge accounting treatment, all changes in fair value of the derivative would flow through the consolidated statements of income in other noninterest income, resulting in greater volatility in our earnings.

Income Taxes

•	Description. We are subject to the income tax laws of the U.S., its states, and the municipalities in which we operate. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. We review income tax expense and the carrying value of deferred tax assets quarterly; and as new information becomes available, the balances are adjusted as appropriate. FASB ASC 740-10 (FIN 48) prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. See Note 20 to the consolidated financial statements for a further description of our provision and related income tax assets and liabilities.

•	Judgments and Uncertainties. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws. We must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be subject to review/adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon examination or audit.

•	Effect if Actual Results Differ From Assumptions. Although management believes that the judgments and estimates used are reasonable, actual results could differ and we may be exposed to losses or gains that could be material. To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement would result in a reduction in our effective income tax rate in the period of resolution.

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

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/18 - 01/31/18	714	$17.45	—	—
02/01/18 - 02/28/18	57,025	17.47	—	—
03/01/18 - 03/31/18	6,285	16.96	—	—

Quarter-to-date 3/31/18	64,024	$17.42	—	—

The Board of Directors did not authorize a stock repurchase plan for 2018. During the three months ended March 31, 2018, Old National repurchased a limited number of shares associated with employee share-based incentive programs.

ITEM 5. OTHER INFORMATION

(a)	None

(b)	There have been no material changes in the procedure by which security holders recommend nominees to the Company’s board of directors.

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of August 7, 2017 by and between Old National Bancorp and Anchor Bancorp, Inc. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2017).

3.1	Fourth Amended and Restated Articles of Incorporation of Old National, amended May 13, 2016 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2016).

3.2	Amended and Restated By-Laws of Old National, amended July 28, 2016 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2016).

4.1	Senior Indenture between Old National and The Bank of New York Trust Company (as successor to J.P. Morgan Trust Company, National Association (as successor to Bank One, N.A.)), as trustee, dated as of July 23, 1997 (incorporated by reference to Exhibit 4.3 to Old National’s Registration Statement on Form S-3, Registration No. 333-118374, filed with the Securities and Exchange Commission on December 2, 2004).

4.2	Second Indenture Supplement, dated as of August 15, 2014, between Old National and The Bank of New York Mellon Trust Company, N.A., as trustee, providing for the issuance of its 4.125% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2014).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Old National’s Form 10-Q Report for the quarterly period ended March 31, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD NATIONAL BANCORP (Registrant)

By:	/s/ James C. Ryan, III
James C. Ryan, III Senior Executive Vice President and Chief Financial Officer Duly Authorized Officer and Principal Financial Officer

Date: May 2, 2018