Form 10-Q
period 2018-06-30
OLD NATIONAL BANCORP /IN/
filed 2018-08-01
CIK 707179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The registrant has one class of common stock (no par value) with 152,351,000 shares outstanding at June 30, 2018.

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

Klein: Klein Financial, Inc.

LGD: loss given default

LIBOR: London Interbank Offered Rate

LIHTC: Low Income Housing Tax Credit

LTV: loan-to-value

N/A: not applicable

N/M: not meaningful

NASDAQ: The NASDAQ Stock Market LLC

NOW: negotiable order of withdrawal

OTTI: other-than-temporary impairment

PCI: purchased credit impaired

PD: probability of default

Renewable Energy: investment tax credits for solar projects

SAB: Staff Accounting Bulletin

SEC: Securities and Exchange Commission

TBA: to be announced

TDR: troubled debt restructuring

OLD NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars and shares in thousands, except per share data)	June 30, 2018	December 31, 2017	June 30, 2017
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$219,626	$222,753	$230,809
Money market and other interest-earning investments	54,248	67,679	31,932

Total cash and cash equivalents	273,874	290,432	262,741
Trading securities, at fair value	5,596	5,584	5,235
Investment securities - available-for-sale, at fair value:
U.S. Treasury	5,257	5,551	5,634
U.S. government-sponsored entities and agencies	568,231	664,286	580,624
Mortgage-backed securities	1,448,526	1,667,682	1,462,111
States and political subdivisions	797,533	530,193	431,874
Other securities	362,118	328,495	334,095

Total investment securities - available-for-sale	3,181,665	3,196,207	2,814,338
Investment securities - held-to-maturity, at amortized cost (fair value $524,597; $727,703; and $749,363, respectively)	525,718	684,063	695,139
Federal Home Loan Bank/Federal Reserve Bank stock, at cost	136,206	119,686	109,715
Loans held for sale, at fair value	26,198	17,930	27,425
Loans:
Commercial	2,962,895	2,717,269	2,001,621
Commercial real estate	4,451,772	4,354,552	3,259,998
Residential real estate	2,153,973	2,167,053	2,099,374
Consumer credit, net of unearned income	1,726,989	1,879,247	1,871,047

Total loans	11,295,629	11,118,121	9,232,040
Allowance for loan losses	(53,660)	(50,381)	(50,986)

Net loans	11,241,969	11,067,740	9,181,054

Premises and equipment, net	449,304	458,074	413,933
Accrued interest receivable	81,290	87,102	79,830
Goodwill	828,804	828,051	655,018
Other intangible assets	45,417	53,096	31,876
Company-owned life insurance	405,492	403,753	354,875
Net deferred tax assets	90,187	110,857	146,780
Loan servicing rights	24,303	24,661	25,023
Assets held for sale	10,222	7,180	11,725
Other real estate owned and repossessed personal property	3,729	8,810	11,071
Other assets	153,016	155,066	131,503

Total assets	$17,482,990	$17,518,292	$14,957,281

Liabilities
Deposits:
Noninterest-bearing demand	$3,600,793	$3,680,807	$3,011,156
Interest-bearing:
Checking and NOW	3,054,302	3,115,822	2,639,813
Savings	3,026,110	3,035,622	2,924,689
Money market	1,090,621	1,139,077	672,391
Time	1,824,550	1,634,436	1,435,665

Total deposits	12,596,376	12,605,764	10,683,714
Federal funds purchased and interbank borrowings	175,044	335,033	227,029
Securities sold under agreements to repurchase	347,511	384,810	298,094
Federal Home Loan Bank advances	1,757,308	1,609,579	1,515,628
Other borrowings	250,241	248,782	219,167
Accrued expenses and other liabilities	156,295	179,927	127,055

Total liabilities	15,282,775	15,363,895	13,070,687

Shareholders’ Equity
Preferred stock, 2,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $1.00 per share stated value, 300,000 shares authorized, 152,351; 152,040; and 135,516 shares issued and outstanding, respectively	152,351	152,040	135,516
Capital surplus	1,642,790	1,639,499	1,352,411
Retained earnings	471,777	413,130	429,787
Accumulated other comprehensive income (loss), net of tax	(66,703)	(50,272)	(31,120)

Total shareholders’ equity	2,200,215	2,154,397	1,886,594

Total liabilities and shareholders’ equity	$17,482,990	$17,518,292	$14,957,281

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars and shares in thousands, except per share data)	2018	2017	2018	2017
Interest Income
Loans including fees:
Taxable	$124,610	$92,189	$242,999	$184,390
Nontaxable	3,984	3,236	7,858	6,415
Investment securities:
Taxable	18,367	15,501	37,171	31,186
Nontaxable	6,658	7,228	13,207	14,600
Money market and other interest-earning investments	117	55	207	86

Total interest income	153,736	118,209	301,442	236,677

Interest Expense
Deposits	9,139	4,724	16,394	9,107
Federal funds purchased and interbank borrowings	647	422	1,664	778
Securities sold under agreements to repurchase	434	334	793	590
Federal Home Loan Bank advances	8,824	6,017	16,604	11,329
Other borrowings	2,729	2,379	5,452	4,739

Total interest expense	21,773	13,876	40,907	26,543

Net interest income	131,963	104,333	260,535	210,134
Provision for loan losses	2,446	1,355	2,826	1,702

Net interest income after provision for loan losses	129,517	102,978	257,709	208,432

Noninterest Income
Wealth management fees	9,746	9,679	18,772	18,678
Service charges on deposit accounts	10,765	10,040	21,524	19,883
Debit card and ATM fees	5,080	4,436	9,945	8,672
Mortgage banking revenue	5,189	5,186	9,381	9,412
Investment product fees	5,066	5,004	10,097	9,993
Capital markets income	896	2,747	1,394	3,778
Company-owned life insurance	2,430	2,117	5,035	4,266
Net securities gains (losses)	1,494	3,075	2,282	4,575
Recognition of deferred gain on sale leaseback transactions	394	538	789	1,075
Other income	8,229	6,449	11,975	11,859

Total noninterest income	49,289	49,271	91,194	92,191

Noninterest Expense
Salaries and employee benefits	66,592	57,606	130,771	114,170
Occupancy	12,873	10,539	26,153	22,673
Equipment	3,728	3,350	7,293	6,577
Marketing	3,962	3,673	7,659	6,723
Data processing	9,724	8,226	18,124	15,834
Communication	2,772	2,288	5,836	4,702
Professional fees	2,923	4,077	5,653	6,728
Loan expenses	1,843	1,693	3,587	3,324
Supplies	903	594	1,625	1,173
FDIC assessment	3,161	2,130	5,806	4,617
Other real estate owned expense	196	1,009	545	2,124
Amortization of intangibles	3,416	2,781	7,025	5,801
Amortization of tax credit investments	11,858	—	12,574	—
Other expense	6,509	4,845	14,966	10,256

Total noninterest expense	130,460	102,811	247,617	204,702

Income before income taxes	48,346	49,438	101,286	95,921
Income tax expense	4,345	10,584	9,302	21,075

Net income	$44,001	$38,854	$91,984	$74,846

Net income per common share - basic	$0.29	$0.28	$0.61	$0.55
Net income per common share - diluted	0.29	0.28	0.60	0.55

Weighted average number of common shares outstanding - basic	151,878	135,085	151,800	134,999
Weighted average number of common shares outstanding - diluted	152,568	135,697	152,483	135,641

Dividends per common share	$0.13	$0.13	$0.26	$0.26

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Net income	$44,001	$38,854	$91,984	$74,846

Other comprehensive income (loss):

Change in securities available-for-sale:
Unrealized holding gains (losses) for the period	(7,327)	30,627	(33,121)	46,407
Reclassification for securities transferred to held-to-maturity	—	—	14,007	—
Reclassification adjustment for securities gains realized in income	(1,494)	(3,075)	(2,282)	(4,575)
Income tax effect	2,070	(10,017)	5,180	(15,277)

Unrealized gains (losses) on available-for-sale securities	(6,751)	17,535	(16,216)	26,555

Change in securities held-to-maturity:
Adjustment for securities transferred to available-for-sale	—	—	19,412	—
Adjustment for securities transferred from available-for-sale	—	—	(14,007)	—
Amortization of unrealized losses on securities transferred from available-for-sale	521	453	1,112	902
Income tax effect	(119)	(155)	(1,145)	(309)

Changes from securities held-to-maturity	402	298	5,372	593

Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	1,516	(2,387)	6,079	(1,807)
Reclassification adjustment for losses realized in net income	10	1,734	779	3,533
Income tax effect	(375)	248	(1,683)	(656)

Changes from cash flow hedges	1,151	(405)	5,175	1,070

Defined benefit pension plans:
Amortization of net loss recognized in income	27	27	54	54
Income tax effect	(6)	(10)	(13)	(20)

Changes from defined benefit pension plans	21	17	41	34

Other comprehensive income (loss), net of tax	(5,177)	17,445	(5,628)	28,252

Comprehensive income	$38,824	$56,299	$86,356	$103,098

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(dollars in thousands)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2016	$135,159	$1,348,338	$390,292	$(59,372)	$1,814,417
Net income	—	—	74,846	—	74,846
Other comprehensive income (loss)	—	—	—	28,252	28,252
Dividends - common stock ($0.26 per share)	—	—	(35,219)	—	(35,219)
Common stock issued	11	177	—	—	188
Common stock repurchased	(104)	(1,748)	—	—	(1,852)
Share-based compensation expense	—	3,184	—	—	3,184
Stock activity under incentive compensation plans	450	2,460	(132)	—	2,778

Balance at June 30, 2017	$135,516	$1,352,411	$429,787	$(31,120)	$1,886,594

Balance at December 31, 2017	$152,040	$1,639,499	$413,130	$(50,272)	$2,154,397
Cumulative effect of change in accounting principles (Note 3)	—	—	(4,127)	(52)	(4,179)
Reclassification of certain tax effects related to the Tax Cuts and Jobs Act of 2017 (Note 3)	—	—	10,751	(10,751)	—
Net income	—	—	91,984	—	91,984
Other comprehensive income (loss)	—	—	—	(5,628)	(5,628)
Dividends - common stock ($0.26 per share)	—	—	(39,588)	—	(39,588)
Common stock issued	14	208	—	—	222
Common stock repurchased	(100)	(1,649)	—	—	(1,749)
Share-based compensation expense	—	3,606	—	—	3,606
Stock activity under incentive compensation plans	397	1,126	(373)	—	1,150

Balance at June 30, 2018	$152,351	$1,642,790	$471,777	$(66,703)	$2,200,215

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2018	2017
Cash Flows From Operating Activities
Net income	$91,984	$74,846

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	11,772	10,406
Amortization of other intangible assets	7,025	5,801
Amortization of tax credit investments	12,574	—
Net premium amortization on investment securities	7,538	7,529
Accretion income related to acquired loans	(22,312)	(22,157)
Share-based compensation expense	3,606	3,184
Excess tax (benefit) expense on share-based compensation	432	160
Provision for loan losses	2,826	1,702
Net securities (gains) losses	(2,282)	(4,575)
Recognition of deferred gain on sale leaseback transactions	(789)	(1,075)
Net (gains) losses on sales of loans and other assets	1,078	(5,398)
Increase in cash surrender value of company-owned life insurance	(5,035)	(4,266)
Residential real estate loans originated for sale	(240,201)	(179,025)
Proceeds from sales of residential real estate loans	234,736	246,549
(Increase) decrease in interest receivable	2,316	1,551
(Increase) decrease in other real estate owned	5,081	7,475
(Increase) decrease in other assets	16,127	3,707
Increase (decrease) in accrued expenses and other liabilities	(21,669)	(20,504)

Total adjustments	12,823	51,064

Net cash flows provided by (used in) operating activities	104,807	125,910

Cash Flows From Investing Activities
Purchases of investment securities available-for-sale	(235,161)	(414,742)
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	(16,520)	(8,008)
Proceeds from maturities, prepayments, and calls of investment securities available-for-sale	220,753	252,486
Proceeds from sales of investment securities available-for-sale	131,321	186,277
Proceeds from maturities, prepayments, and calls of investment securities held-to-maturity	35,750	48,204
Proceeds from sales of Federal Home Loan Bank/Federal Reserve Bank stock	—	9
Proceeds from sales of trading securities	128	127
Proceeds from sale of student loan portfolio	70,674	—
Net principal collected from (loans made to) loan customers	(219,685)	(199,895)
Proceeds from settlements on company-owned life insurance	3,296	2,347
Proceeds from sales of premises and equipment and other assets	4,708	10,120
Purchases of premises and equipment and other assets	(17,005)	(9,461)

Net cash flows provided by (used in) investing activities	(21,741)	(132,536)

Cash Flows From Financing Activities
Net increase (decrease) in:
Deposits	(9,527)	(59,539)
Federal funds purchased and interbank borrowings	(159,989)	14,026
Securities sold under agreements to repurchase	(37,299)	(68,958)
Other borrowings	1,159	(97)
Payments for maturities of Federal Home Loan Bank advances	(898,801)	(892,298)
Proceeds from Federal Home Loan Bank advances	1,045,000	1,055,000
Cash dividends paid on common stock	(39,588)	(35,219)
Common stock repurchased	(1,749)	(1,852)
Proceeds from exercise of stock options	948	2,597
Common stock issued	222	188

Net cash flows provided by (used in) financing activities	(99,624)	13,848

Net increase (decrease) in cash and cash equivalents	(16,558)	7,222
Cash and cash equivalents at beginning of period	290,432	255,519

Cash and cash equivalents at end of period	$273,874	$262,741

Supplemental cash flow information:
Total interest paid	$40,426	$26,534
Total taxes paid (net of refunds)	$(819)	$3,000
Securities transferred from held-to-maturity to available-for-sale	$447,026	$—
Securities transferred from available-for-sale to held-to-maturity	$323,990	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of June 30, 2018 and 2017, and December 31, 2017, and the results of its operations for the three and six months ended June 30, 2018 and 2017. Interim results do not necessarily represent annual results. These financial statements should be read in conjunction with Old National’s Annual Report for the year ended December 31, 2017.

All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the 2018 presentation. Such reclassifications had no effect on net income or shareholders’ equity and were insignificant amounts.

NOTE 2 – REVENUE RECOGNITION

In May 2014, the FASB issued an update (ASU No. 2014-09, Revenue from Contracts with Customers) creating FASB Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The scope of this update explicitly excludes net interest income, as well as other revenues from transactions involving financial instruments, such as loans and securities. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update became effective for annual periods and interim periods within those annual periods beginning after December 15, 2017 and did not have a material impact on the consolidated financial statements. Old National finalized the in-depth assessment and identified the revenue line items within the scope of this new guidance. For Old National, the revenue streams that are affected by this update are presented within noninterest income.

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

In December 2016, the FASB issued ASU No. 2016-20, Revenue from Contracts with Customers (Topic 606): Technical Corrections and Improvements. The FASB decided to issue a separate update for technical corrections and improvements to Topic 606 and other Topics amended by ASU No. 2014-09 to increase awareness of the proposals and to expedite improvements to ASU No. 2014-09. The amendment affects narrow aspects of the guidance issued in ASU No. 2014-09.

On January 1, 2018, Old National adopted ASU 2014-09, Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “Topic 606”) utilizing the modified retrospective application. A significant majority of Old National’s revenues are not subject to the new guidance. Services within the scope of Topic 606 include wealth management fees, service charges on deposit accounts, debit card and ATM fees, and investment product fees. Old National enters into various contracts with customers to provide these traditional banking services on a routine basis. Old National’s performance obligations are generally service-related and provided on a daily, monthly, or quarterly basis. The performance obligations are generally satisfied as services are rendered and the fees are collected at such time, or shortly thereafter. It is not typical for contracts to require significant judgment to determine the transaction price. The implementation of this update did not have a material impact on the measurement, timing, or recognition of revenue. Accordingly, no cumulative effect adjustment to opening retained earnings was deemed necessary. Results for reporting periods beginning after adoption are presented under Topic 606. As allowed under the update, results for prior periods continue to be reported under the accounting standards in effect for those periods.

Wealth management fees: Old National earns wealth management fees based upon asset custody and investment management services provided to individual and institutional customers. Most of these customers receive monthly or quarterly billings for services rendered based upon the market value of assets in custody. Fees that are transaction based are recognized at the point in time that the transaction is executed.

Service charges on deposit accounts: Old National earns fees from deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees and overdraft fees are recognized at a point in time, since the customer generally has a right to cancel the depository arrangement at any time. The arrangement is considered a day-to-day contract with ongoing renewals and optional purchases, so the duration of the contract does not extend beyond the services already performed. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which Old National satisfies its performance obligation.

Debit card and ATM fees: Debit card and ATM fees include ATM usage fees and debit card interchange income. As with the transaction-based fees on deposit accounts, the ATM fees are recognized at the point in time that Old National fulfills the customer’s request. Old National earns interchange fees from cardholder transactions processed through card association networks. Interchange rates are generally set by the card associations based upon purchase volumes and other factors. Interchange fees represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.

Investment product fees: Investment product fees are the commissions and fees received from a registered broker/dealer and investment adviser that provide those services to Old National customers. Old National acts as an agent in arranging the relationship between the customer and the third-party service provider. These fees are recognized monthly from the third-party broker based upon services already performed, net of the processing fees charged to Old National by the broker.

The consolidated statements of income include all categories of noninterest income. The following table reflects only the categories of noninterest income that are within the scope of Topic 606:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Wealth management fees	$9,746	$9,679	$18,772	$18,678
Service charges on deposit accounts	10,765	10,040	21,524	19,883
Debit card and ATM fees	5,080	4,436	9,945	8,672
Investment product fees	5,066	5,004	10,097	9,993
Other income:
Merchant processing fees	778	633	1,419	1,230
Gain (loss) on other real estate owned	586	(41)	721	617
Safe deposit box fees	224	207	628	514
Insurance premiums and commissions	78	160	182	267

Total	$32,323	$30,118	$63,288	$59,854

The adoption of Topic 606 did not have a material impact on our consolidated financial position, results of operations, equity, or cash flows as of the adoption date or for the three or six months ended June 30, 2018.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

FASB ASC 825 – In January 2016, the FASB issued an update (ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities). The amendments in this update impact public business entities as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; and when a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (4) require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (5) require an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this update became effective for annual periods and interim periods within those annual periods beginning after December 15, 2017 and did not have a material impact on the consolidated financial statements.

FASB ASC 842 – In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. Old National has formed a cross functional team to plan and execute the adoption of this standard. The implementation efforts are ongoing, including the review of our leases and related accounting policies, review of contracts for embedded leases, and the implementation of a new lease software solution. Based on leases outstanding at June 30, 2018, Old

National does not expect the new standard to have a material impact on the income statement, but anticipates a $125 million to $140 million increase in assets and liabilities. Decisions to repurchase, modify, or renew leases prior to the implementation date will impact this level of materiality.

In July 2018, the FASB issued an update (ASU No. 2018-10, Codification Improvements to Topic 842, Leases). The FASB decided to issue a separate update for the improvements related to ASU No. 2016-02 to increase stakeholders’ awareness of the amendments and to expedite the improvements. The amendments affect narrow aspects of the guidance issued in ASU No. 2016-02.

FASB ASC 815 – In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in the update make certain targeted improvements to simplify the application of the hedge accounting guidance in GAAP. The amendments in this update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This update addresses several limitations that GAAP placed on the risk components, how an entity can designate the hedged item in a fair value hedge of interest rate risk, and how an entity can measure changes in fair value of the hedged item attributable to interest rate risk. In addition to the amendments to the designation and measurement guidance for qualifying hedging relationships, the amendments in this update also align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements to increase the understandability of the results of an entity’s intended hedging strategies. The amendments in this update require an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. Prior to the issuance of this update, GAAP provided special hedge accounting only for the portion of the hedge deemed to be “highly effective” and required an entity to separately reflect the amount by which the hedging instrument did not offset the hedged item, which is referred to as the “ineffective” amount. However, the concept and reporting of hedge ineffectiveness were difficult for financial statement users to understand and, at times, for preparers to explain. The FASB decided on an approach that no longer separately measures and reports hedge ineffectiveness. This update also includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. Prior to the issuance of this update, GAAP contained specific requirements for initial and ongoing quantitative hedge effectiveness testing and strict requirements for specialized effectiveness testing methods that allowed an entity to forgo quantitative hedge effectiveness assessments for qualifying relationships. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. Early adoption is permitted in any interim period. Management elected to early adopt this update effective January 1, 2018 using the modified retrospective method. The impact of the adoption resulted in a reduction to Old National’s opening retained earnings of $3.2 million. In addition, as permitted by the amendments in the update, Old National reclassified $447.0 million in state and political subdivision securities with unrealized holding gains of $26.1 million from the held-to-maturity portfolio to the available-for-sale portfolio.

FASB ASC 718 – In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this update provide guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting. An entity should account for the effect of a modification unless all the following are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified – if the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in this update became effective for annual periods and interim periods within those annual periods beginning after December 15, 2017 and did not have a material impact on the consolidated financial statements.

FASB ASC 326 – In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”). The main objective of this amendment is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendment requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to enhance their credit loss estimates. The amendment requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. Early adoption will be permitted beginning after December 15, 2018.

As previously disclosed, Old National formed a cross functional committee to oversee the adoption of the ASU at the effective date. A working group was also formed and has developed a project plan focused on understanding the ASU, researching issues, identifying data needs for modeling inputs, technology requirements, modeling considerations, and ensuring overarching governance has been achieved for each objective and milestone. The project plan is targeting data and model validation completion in early 2019, with parallel processing of our existing allowance for loan losses model with the CECL for 2 – 4 quarters prior to implementation, depending on how model completion and validation occurs over the remainder of 2018. Currently, the working group has identified seven distinct loan portfolios for which a model has been or is in the process of being developed. For two of the loan portfolios, the data sets have been identified, populated, and internally validated. Additionally, models have been built, tested, and internally validated. During the remainder of 2018, Old National is focused on the completion of its remaining models, refining assumptions, and continued review and challenge of its models. Concurrent with this, Old National is also focused on researching and resolving interpretive accounting issues in the ASU, contemplating various related accounting policies, developing processes and related controls, and considering various reporting disclosures.

As of the beginning of the first reporting period in which the new standard is effective, Old National expects to recognize a one-time cumulative effect adjustment increasing the allowance for loan losses, since the ASU covers credit losses over the expected life of a loan as well as considering future changes in macroeconomic conditions. The magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements cannot yet be reasonably estimated.

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

FASB ASC 805 – In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update provide a more robust framework to use in determining when a set of assets and activities is a business. Because the current definition of a business is interpreted broadly and can be difficult to apply, stakeholders indicated that analyzing transactions is inefficient and costly and that the definition does not permit the use of reasonable judgment. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The amendments in this update became effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. Old National has completed its evaluation of adopting the new guidance on the consolidated financial statements and there is no impact to record.

FASB ASC 350 – In January 2017, the FASB issued ASU No. 2017-04, Intangibles: Goodwill and Other: Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, the income tax effects of tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the qualitative impairment test is necessary. The amendments should be applied on a prospective basis. The nature of and reason for the change in accounting principle should be disclosed upon transition. The amendments in this update should be adopted for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted on testing dates after January 1, 2017. Old National is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

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

FASB ASC 310 – In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This update amends the amortization period for certain purchased callable debt securities held at a premium. FASB is shortening the amortization period for the premium to the earliest call date. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. Concerns were raised that current GAAP excludes certain callable debt securities from consideration of early repayment of principal even if the holder is certain that the call will be exercised. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings. There is diversity in practice (1) in the amortization period for premiums of callable debt securities and (2) in how the potential for exercise of a call is factored into current impairment assessments. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. Old National is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

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

FASB ASC 825 – In February 2018, the FASB issued an update (ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities). The amendments in this update clarified the guidance in ASU No. 2016-01 specifically for equity securities without a readily determinable fair value and financial liabilities for which the fair value option is elected. The amendments in this update become effective for annual periods beginning after December 15, 2017 and interim periods within those fiscal years beginning after June 15, 2018. Old National is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

FASB ASC 718 – In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this update expand the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. The amendments in this update become effective for annual periods beginning after December 15, 2018, including interim periods within that fiscal year and will not have a material impact on the consolidated financial statements.

FASB ASC 958 – In June 2018, the FASB issued ASU No. 2018-08, Not-for-Profit Entities (Topic 958): Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made. The amendments in this update clarify and improve the scope and accounting guidance around contributions of cash and other assets received and made by not-for-profit organizations and business enterprises. The ASU clarifies and improves current guidance about whether a transfer of assets, or the reduction, settlement, or cancellation of liabilities, is a contribution or an exchange transaction. It provides criteria for determining whether the resource provider is receiving commensurate value in return for the resources transferred which, depending on the outcome, determines whether the organization follows contribution guidance or exchange transaction guidance in the revenue recognition and other applicable standards. It also provides a more robust framework for determining whether a contribution is conditional or unconditional, and for distinguishing a donor-imposed condition from a donor-imposed restriction. This is important because such classification affects the timing of contribution revenue and expense recognition. The new ASU does not apply to transfers of assets from governments to businesses. The amendments in this update become effective for a public business entity for transactions in which the entity serves as a resource recipient to annual periods beginning after June 15, 2018, including interim periods within those annual periods. The amendments in this update become effective for a public business entity for a public business for transactions in which the entity serves as a resource provider to annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted. Old National is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

In July 2018, the FASB issued an update (ASU No. 2018-09, Codification Improvements). The amendments in this update affect a wide variety of topics in the Codification and are intended to clarify the Codification or correct the unintended application of guidance that is not expected to have a significant effect on current accounting practice. The transition and effective date guidance is based on the facts and circumstances of each amendment. Old National is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

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

Pursuant to the merger agreement, each holder of Anchor (MN) common stock received $2.625 in cash and 1.350 shares of Old National Common Stock per share of Anchor (MN) common stock such holder owned. The total fair value of consideration for Anchor (MN) was $332.8 million, consisting of $31.9 million of cash and the issuance of 16.5 million shares of Old National Common Stock valued at $300.8 million. This acquisition was accounted for under the acquisition method of accounting. Accordingly, Old National recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. Through June 30, 2018, transaction and integration costs of $17.0 million associated with this acquisition have been expensed and remaining integration costs will be expensed in future periods as incurred.

During the six months ended June 30, 2018, immaterial adjustments were made to the preliminary valuation of the assets acquired and liabilities assumed. These adjustments affected goodwill, definite lived intangible assets, premises and equipment, other assets, and deposits. As of June 30, 2018, Old National finalized its valuation of all assets acquired and liabilities assumed, resulting in no material change to acquisition accounting adjustments. A summary of the fair values of the acquired assets, liabilities assumed, and resulting goodwill follows (in thousands):

Cash and cash equivalents	$34,501
Investment securities	302,195
FHLB/Federal Reserve Bank stock	6,585
Loans held for sale	1,407
Loans	1,593,991
Premises and equipment	33,433
Accrued interest receivable	5,872
Other real estate owned	1,058
Company-owned life insurance	44,490
Other assets	30,036
Deposits	(1,777,588)
Federal funds purchased and interbank borrowings	(45,600)
Securities sold under agreements to repurchase	(22,965)
Other borrowings	(49,257)
Accrued expenses and other liabilities	(25,784)

Net tangible assets acquired	132,374
Definite-lived intangible assets acquired	26,606
Goodwill	173,785

Total consideration	$332,765

Goodwill related to this acquisition will not be deductible for tax purposes.

The estimated fair value of the core deposit intangible was $26.6 million and is being amortized over an estimated useful life of 10 years.

Acquired loan data for Anchor (MN) can be found in the table below:

(in thousands)	Fair Value of Acquired Loans at Acquisition Date	Gross Contractual Cash Flows at Acquisition Date	Best Estimate at Acquisition Date of Contractual Cash Flows Not Expected to be Collected

Acquired receivables subject to ASC 310-30	$10,555	$16,898	$4,787
Acquired receivables not subject to ASC 310-30	$1,583,436	$1,879,449	$87,767

Divestitures

Based on an ongoing assessment of our service and delivery network, Old National consolidated 29 branches during 2017 and 9 branches during the six months ended June 30, 2018. In addition, there is one branch scheduled to be consolidated in the third quarter of this year.

Old National has entered into a branch purchase and assumption agreement for the sale of ten Old National branches in Wisconsin to Marine Credit Union of La Crosse, Wisconsin. Assets associated with this divestiture are included in assets held for sale on the balance sheet. The branch sale includes the assumption of approximately $261 million in deposits and no loans. Subject to regulatory approval and other terms and conditions, the sale is expected to close in the fourth quarter of 2018.

Pending Acquisition

On June 20, 2018, Old National entered into an agreement to acquire Minnesota-based Klein through a 100% stock merger. Klein is a bank holding company with KleinBank as its wholly-owned subsidiary. Founded in 1907 and headquartered in Chaska, Minnesota with 18 full-service branches, KleinBank is the largest family-owned community bank serving the Twin Cities and its western communities. At March 31, 2018, Klein had total assets of $2.0 billion and $1.7 billion of deposit liabilities. Pursuant to the merger agreement, each holder of Klein common stock will receive 7.92 shares of Old National common stock per share of Klein common stock such holder owns. Based on Old National’s June 20, 2018 closing price of $19.05 per share, this represents a total transaction value of approximately $433.8 million. The transaction value is likely to change until closing due to fluctuations in the price of Old National common stock and is also subject to adjustment under certain circumstances as provided in the merger agreement. The transaction remains subject to regulatory approval and the vote of Klein shareholders. The transaction is anticipated to close in the fourth quarter of 2018.

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

The following table reconciles basic and diluted net income per share for the three and six months ended June 30, 2018 and 2017:

(dollars and shares in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic Earnings Per Share
Net income	$44,001	$38,854	$91,984	$74,846

Weighted average common shares outstanding	151,878	135,085	151,800	134,999

Basic Net Income Per Share	$0.29	$0.28	$0.61	$0.55

Diluted Earnings Per Share
Net income	$44,001	$38,854	$91,984	$74,846

Weighted average common shares outstanding	151,878	135,085	151,800	134,999
Effect of dilutive securities:
Restricted stock	623	523	610	543
Stock options (1)	67	89	73	99

Weighted average shares outstanding	152,568	135,697	152,483	135,641

Diluted Net Income Per Share	$0.29	$0.28	$0.60	$0.55

(1)	Options to purchase 14 thousand shares and 55 thousand shares outstanding at June 30, 2018 and 2017, respectively, were not included in the computation of net income per diluted share for the three and six months ended June 30, 2018 and 2017 because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 6 – INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at June 30, 2018 and December 31, 2017 and the corresponding amounts of unrealized gains and losses therein:

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2018
Available-for-Sale
U.S. Treasury	$5,312	$—	$(55)	$5,257
U.S. government-sponsored entities and agencies	583,644	—	(15,413)	568,231
Mortgage-backed securities - Agency	1,503,636	501	(55,611)	1,448,526
States and political subdivisions	793,141	8,406	(4,014)	797,533
Pooled trust preferred securities	13,887	—	(5,682)	8,205
Other securities	359,820	345	(6,252)	353,913

Total available-for-sale securities	$3,259,440	$9,252	$(87,027)	$3,181,665

Held-to-Maturity
U.S. government-sponsored entities and agencies	$73,570	$—	$(2,286)	$71,284
Mortgage-backed securities - Agency	139,594	58	(3,868)	135,784
States and political subdivisions	312,554	7,209	(2,234)	317,529

Total held-to-maturity securities	$525,718	$7,267	$(8,388)	$524,597

December 31, 2017
Available-for-Sale
U.S. Treasury	$5,473	$83	$(5)	$5,551
U.S. government-sponsored entities and agencies	675,643	3	(11,360)	664,286
Mortgage-backed securities - Agency	1,704,014	1,600	(37,932)	1,667,682
States and political subdivisions	529,835	5,085	(4,727)	530,193
Pooled trust preferred securities	16,605	—	(8,157)	8,448
Other securities	321,016	1,172	(2,141)	320,047

Total available-for-sale securities	$3,252,586	$7,943	$(64,322)	$3,196,207

Held-to-Maturity
Mortgage-backed securities - Agency	$6,903	$153	$—	$7,056
States and political subdivisions	677,160	43,495	(8)	720,647

Total held-to-maturity securities	$684,063	$43,648	$(8)	$727,703

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

Proceeds from sales or calls of available-for-sale investment securities, the resulting realized gains and realized losses, and other securities gains or losses were as follows for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Proceeds from sales of available-for-sale securities	$47,064	$152,689	$131,321	$186,277
Proceeds from calls of available-for-sale securities	11,211	60,600	28,647	71,120

Total	$58,275	$213,289	$159,968	$257,397

Realized gains on sales of available-for-sale securities	$1,251	$2,954	$3,259	$4,283
Realized gains on calls of available-for-sale securities	283	—	284	—
Realized losses on sales of available-for-sale securities	(48)	(13)	(1,305)	(43)
Realized losses on calls of available-for-sale securities	(4)	(7)	(53)	(8)
Other securities gains (losses) (1)	12	141	97	343

Net securities gains (losses)	$1,494	$3,075	$2,282	$4,575

(1)	Other securities gains (losses) includes net realized and unrealized gains or losses associated with trading securities and mutual funds.

Trading securities, which consist of mutual funds held in trusts associated with deferred compensation plans for former directors and executives, are recorded at fair value and totaled $5.6 million at June 30, 2018 and December 31, 2017.

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

	At June 30, 2018
(dollars in thousands)			Weighted
	Amortized	Fair	Average
Maturity	Cost	Value	Yield
Available-for-Sale
Within one year	$60,410	$60,376	2.22%
One to five years	511,930	505,586	2.29
Five to ten years	383,847	380,192	3.03
Beyond ten years	2,303,253	2,235,511	2.64

Total	$3,259,440	$3,181,665	2.62%

Held-to-Maturity
Within one year	$27,128	$27,341	3.75%
One to five years	33,736	34,432	4.06
Five to ten years	75,966	77,962	4.38
Beyond ten years	388,888	384,862	3.59

Total	$525,718	$524,597	3.74%

The following table summarizes the available-for-sale investment securities with unrealized losses at June 30, 2018 and December 31, 2017 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2018
Available-for-Sale
U.S. Treasury	$5,257	$(55)	$—	$—	$5,257	$(55)
U.S. government-sponsored entities and agencies	178,133	(3,476)	390,097	(11,937)	568,230	(15,413)
Mortgage-backed securities - Agency	728,486	(20,942)	657,333	(34,669)	1,385,819	(55,611)
States and political subdivisions	278,063	(3,761)	8,239	(253)	286,302	(4,014)
Pooled trust preferred securities	—	—	8,205	(5,682)	8,205	(5,682)
Other securities	186,479	(3,599)	110,953	(2,653)	297,432	(6,252)

Total available-for-sale	$1,376,418	$(31,833)	$1,174,827	$(55,194)	$2,551,245	$(87,027)

December 31, 2017
Available-for-Sale
U.S. Treasury	$1,480	$(5)	$—	$—	$1,480	$(5)
U.S. government-sponsored entities and agencies	201,773	(1,333)	408,493	(10,027)	610,266	(11,360)
Mortgage-backed securities - Agency	789,804	(8,692)	774,825	(29,240)	1,564,629	(37,932)
States and political subdivisions	196,024	(1,899)	90,637	(2,828)	286,661	(4,727)
Pooled trust preferred securities	—	—	8,448	(8,157)	8,448	(8,157)
Other securities	61,260	(429)	125,517	(1,712)	186,777	(2,141)

Total available-for-sale	$1,250,341	$(12,358)	$1,407,920	$(51,964)	$2,658,261	$(64,322)

The following table summarizes the held-to-maturity investment securities with unrecognized losses at June 30, 2018 and December 31, 2017 by aggregated major security type and length of time in a continuous unrecognized loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses

June 30, 2018
Held-to-Maturity
U.S. government-sponsored entities and agencies	$—	$—	$71,284	$(5,716)	$71,284	$(5,716)
Mortgage-backed securities - Agency	35,489	(992)	99,239	(9,029)	134,728	(10,021)
States and political subdivisions	36,231	(1,466)	70,130	(3,692)	106,361	(5,158)

Total held-to-maturity	$71,720	$(2,458)	$240,653	$(18,437)	$312,373	$(20,895)

December 31, 2017
Held-to-Maturity
States and political subdivisions	$2,309	$(8)	$—	$—	$2,309	$(8)

Total held-to-maturity	$2,309	$(8)	$—	$—	$2,309	$(8)

The unrecognized losses on held-to-maturity investment securities presented in the table above include unrecognized losses on securities that were transferred from available-for-sale to held-to-maturity totaling $12.5 million at June 30, 2018. There were no unrecognized losses on securities that were transferred from available-for-sale to held-to-maturity at December 31, 2017.

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

There was no OTTI recorded during the six months ended June 30, 2018 or 2017.

At June 30, 2018, Old National’s securities portfolio consisted of 1,628 securities, 844 of which were in an unrealized loss position. The unrealized losses attributable to our U.S. Treasury, U.S. government-sponsored entities and agencies, agency mortgage-backed securities, states and political subdivisions, and other securities are the result of fluctuations in interest rates. Our pooled trust preferred securities are discussed below. At June 30, 2018, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell any securities.

Pooled Trust Preferred Securities

At June 30, 2018, our securities portfolio contained two pooled trust preferred securities with a fair value of $8.2 million and unrealized losses of $5.7 million. These securities are not subject to FASB ASC 325-10 and are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. For the six months ended June 30, 2018 and 2017, our analysis indicated no OTTI on these securities.

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

Trust preferred securities June 30, 2018 (dollars in thousands)	Class	Lowest Credit Rating (1)	Amortized Cost	Fair Value	Unrealized Gain/ (Loss)	Realized Losses 2018	# of Issuers Currently Performing/ Remaining	Actual Deferrals and Defaults as a % of Original Collateral	Expected Defaults as a % of Remaining Performing Collateral	Excess Subordination as a % of Current Performing Collateral
Pooled trust preferred securities:
Pretsl XXVII LTD	B	B	$4,382	$2,602	$(1,780)	$—	35/44	16.7%	4.2%	46.1%
Trapeza Ser 13A	A2A	BBB	9,505	5,603	(3,902)	—	48/53	4.5%	4.7%	45.5%

			13,887	8,205	(5,682)	—
Single Issuer trust preferred securities:
JP Morgan Chase Cap XIII		BBB-	4,783	4,550	(233)	—

Total			$18,670	$12,755	$(5,915)	$—

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

NOTE 7 – LOANS HELD FOR SALE

Mortgage loans held for immediate sale in the secondary market were $26.2 million at June 30, 2018, compared to $17.9 million at December 31, 2017. Residential loans that Old National has originated with the intent to sell are recorded at fair value in accordance with FASB ASC 825-10, Financial Instruments. Conventional mortgage production is sold on a servicing retained basis. Certain loans, such as government guaranteed mortgage loans are sold on servicing released basis.

NOTE 8 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Old National’s loans consist primarily of loans made to consumers and commercial clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling, and retailing. Most of Old National’s lending activity occurs within our principal geographic markets of Indiana, Kentucky, Michigan, Wisconsin, and Minnesota. Old National manages concentrations of credit exposure by industry, product, geography, customer relationship, and loan size. While loans to lessors of both residential and non-residential real estate exceed 10% of total loans, no individual sub-segment category within those broader categories reaches the 10% threshold.

The composition of loans by lending classification was as follows:

(dollars in thousands)	June 30, 2018	December 31, 2017
Commercial (1)	$2,962,895	$2,717,269
Commercial real estate:
Construction	490,990	374,306
Other	3,960,782	3,980,246
Residential real estate	2,153,973	2,167,053
Consumer credit:
Home equity	488,038	507,507
Auto	1,099,745	1,148,672
Other	139,206	223,068

Total loans	11,295,629	11,118,121
Allowance for loan losses	(53,660)	(50,381)

Net loans	$11,241,969	$11,067,740

(1)	Includes direct finance leases of $24.8 million at June 30, 2018 and $29.5 million at December 31, 2017.

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

The acquisition of Anchor (MN) on November 1, 2017 added $864.4 million of commercial real estate loans to our portfolio. At 208%, Old National Bank’s commercial real estate loans as a percentage of its risk-based capital remained well below the regulatory guideline limit of 300% at June 30, 2018.

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

Consumer

Home equity loans are typically secured by a subordinate interest in 1-4 family residences, and consumer loans are secured by consumer assets such as automobiles or recreational vehicles. Some consumer loans are unsecured such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in residential property or other collateral values. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers. Old National assumed student loans in the acquisition of Anchor (WI) in May 2016. Student loans are guaranteed by the government from 97% to 100% and totaled $68.2 million at December 31, 2017. Old National sold the remaining student loan portfolio totaling $64.9 million during the second quarter of 2018, resulting in a $2.2 million gain that is included in other income on the income statement.

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

Old National’s activity in the allowance for loan losses for the three and six months ended June 30, 2018 and 2017 was as follows:

(dollars in thousands)	Commercial	Commercial Real Estate	Residential	Consumer	Total

Three Months Ended June 30, 2018
Balance at beginning of period	$19,591	$20,796	$1,763	$8,231	$50,381
Charge-offs	(472)	(430)	(295)	(1,857)	(3,054)
Recoveries	249	583	1,697	1,358	3,887
Provision	2,019	1,549	(1,298)	176	2,446

Balance at end of period	$21,387	$22,498	$1,867	$7,908	$53,660

Three Months Ended June 30, 2017
Balance at beginning of period	$22,108	$17,953	$1,736	$8,037	$49,834
Charge-offs	(411)	(1,068)	(313)	(1,588)	(3,380)
Recoveries	789	1,522	28	838	3,177
Provision	(2,121)	2,247	360	869	1,355

Balance at end of period	$20,365	$20,654	$1,811	$8,156	$50,986

Six Months Ended June 30, 2018
Balance at beginning of period	$19,246	$21,436	$1,763	$7,936	$50,381
Charge-offs	(717)	(433)	(657)	(3,932)	(5,739)
Recoveries	760	1,067	1,845	2,520	6,192
Provision	2,098	428	(1,084)	1,384	2,826

Balance at end of period	$21,387	$22,498	$1,867	$7,908	$53,660

Six Months Ended June 30, 2017
Balance at beginning of period	$21,481	$18,173	$1,643	$8,511	$49,808
Charge-offs	(881)	(1,636)	(727)	(3,375)	(6,619)
Recoveries	1,392	2,747	107	1,849	6,095
Provision	(1,627)	1,370	788	1,171	1,702

Balance at end of period	$20,365	$20,654	$1,811	$8,156	$50,986

The following table provides Old National’s recorded investment in loans by portfolio segment at June 30, 2018 and December 31, 2017 and other information regarding the allowance:

(dollars in thousands)	Commercial	Commercial Real Estate	Residential	Consumer	Total
June 30, 2018
Allowance for loan losses:
Individually evaluated for impairment	$5,871	$8,162	$—	$—	$14,033
Collectively evaluated for impairment	15,409	14,267	1,865	7,760	39,301
Loans acquired with deteriorated credit quality	107	69	2	148	326

Total allowance for loan losses	$21,387	$22,498	$1,867	$7,908	$53,660

Loans and leases outstanding:
Individually evaluated for impairment	$34,055	$75,320	$—	$—	$109,375
Collectively evaluated for impairment	2,924,481	4,355,891	2,143,658	1,722,747	11,146,777
Loans acquired with deteriorated credit quality	4,359	20,561	10,315	4,242	39,477

Total loans and leases outstanding	$2,962,895	$4,451,772	$2,153,973	$1,726,989	$11,295,629

December 31, 2017
Allowance for loan losses:
Individually evaluated for impairment	$3,424	$6,654	$—	$—	$10,078
Collectively evaluated for impairment	15,790	14,782	1,763	7,802	40,137
Loans acquired with deteriorated credit quality	32	—	—	134	166

Total allowance for loan losses	$19,246	$21,436	$1,763	$7,936	$50,381

Loans and leases outstanding:
Individually evaluated for impairment	$26,270	$66,061	$—	$—	$92,331
Collectively evaluated for impairment	2,685,847	4,266,665	2,155,750	1,874,002	10,982,264
Loans acquired with deteriorated credit quality	5,152	21,826	11,303	5,245	43,526

Total loans and leases outstanding	$2,717,269	$4,354,552	$2,167,053	$1,879,247	$11,118,121

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

Pass rated loans are those loans that are other than criticized, classified – substandard, classified – nonaccrual, or classified – doubtful.

The risk category of commercial and commercial real estate loans by class of loans at June 30, 2018 and December 31, 2017 was as follows:

(dollars in thousands)	Commercial		Commercial Real Estate - Construction		Commercial Real Estate - Other
Corporate Credit Exposure Credit Risk Profile by Internally Assigned Grade	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017

Grade:
Pass	$2,815,085	$2,577,824	$467,663	$357,438	$3,765,884	$3,762,896
Criticized	70,168	74,876	14,882	14,758	69,841	98,451
Classified - substandard	41,382	37,367	—	—	62,595	58,584
Classified - nonaccrual	29,390	24,798	8,445	2,110	28,376	30,108
Classified - doubtful	6,870	2,404	—	—	34,086	30,207

Total	$2,962,895	$2,717,269	$490,990	$374,306	$3,960,782	$3,980,246

Old National considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, Old National also evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity at June 30, 2018 and December 31, 2017:

		Consumer
(dollars in thousands)	Residential	Home Equity	Auto	Other
June 30, 2018
Performing	$2,130,775	$483,350	$1,097,256	$137,666
Nonperforming	23,198	4,688	2,489	1,540

Total	$2,153,973	$488,038	$1,099,745	$139,206

December 31, 2017
Performing	$2,144,882	$502,322	$1,145,977	$217,819
Nonperforming	22,171	5,185	2,695	5,249

Total	$2,167,053	$507,507	$1,148,672	$223,068

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

The following table shows Old National’s impaired loans at June 30, 2018 and December 31, 2017, respectively. Only purchased loans that have experienced subsequent impairment since the date acquired (excluding loans acquired with deteriorated credit quality) are included in the table below.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2018
With no related allowance recorded:
Commercial	$19,587	$20,337	$—
Commercial Real Estate - Other	44,862	48,214	—
Residential	2,271	2,292	—
Consumer	1,483	1,601	—
With an allowance recorded:
Commercial	14,468	14,520	5,871
Commercial Real Estate - Construction	8,445	9,249	2,680
Commercial Real Estate - Other	22,013	22,065	5,482
Residential	935	935	47
Consumer	1,917	1,917	96

Total	$115,981	$121,130	$14,176

December 31, 2017
With no related allowance recorded:
Commercial	$20,557	$21,483	$—
Commercial Real Estate - Other	38,678	44,564	—
Residential	2,443	2,464	—
Consumer	1,685	2,105	—
With an allowance recorded:
Commercial	5,713	5,713	3,424
Commercial Real Estate - Construction	905	1,371	401
Commercial Real Estate - Other	26,478	26,902	6,253
Residential	870	870	44
Consumer	2,211	2,228	110

Total	$99,540	$107,700	$10,232

The average balance of impaired loans during the three and six months ended June 30, 2018 and 2017 are included in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Average Recorded Investment
With no related allowance recorded:
Commercial	$20,228	$25,817	$20,073	$26,038
Commercial Real Estate - Other	43,893	34,682	41,771	32,598
Residential	2,189	2,376	2,274	2,121
Consumer	1,741	1,717	1,722	1,420
With an allowance recorded:
Commercial	11,846	8,448	10,091	7,996
Commercial Real Estate - Construction	4,675	—	4,675	—
Commercial Real Estate - Other	21,439	22,916	24,246	28,911
Residential	942	1,147	918	1,125
Consumer	1,970	2,069	2,050	2,021

Total	$108,923	$99,172	$107,820	$102,230

Old National does not record interest on nonaccrual loans until principal is recovered. Interest income recognized on impaired loans during the three and six months ended June 30, 2018 and 2017 was immaterial.

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

Old National’s past due financing receivables at June 30, 2018 and December 31, 2017 were as follows:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More and Accruing	Nonaccrual (1)	Total Past Due	Current
June 30, 2018
Commercial	$1,118	$3	$85	$36,260	$37,466	$2,925,429
Commercial Real Estate:
Construction	—	—	—	8,445	8,445	482,545
Other	378	953	—	62,462	63,793	3,896,989
Residential	21,871	4,563	389	23,198	50,021	2,103,952
Consumer:
Home equity	780	1,043	627	4,688	7,138	480,900
Auto	5,584	1,259	319	2,489	9,651	1,090,094
Other	330	379	155	1,540	2,404	136,802

Total loans	$30,061	$8,200	$1,575	$139,082	$178,918	$11,116,711

December 31, 2017
Commercial	$986	$360	$144	$27,202	$28,692	$2,688,577
Commercial Real Estate:
Construction	—	—	—	2,110	2,110	372,196
Other	2,247	89	—	60,315	62,651	3,917,595
Residential	18,948	3,416	—	22,171	44,535	2,122,518
Consumer:
Home equity	1,467	230	68	5,185	6,950	500,557
Auto	6,487	1,402	532	2,695	11,116	1,137,556
Other	3,967	1,514	150	5,249	10,880	212,188

Total loans	$34,102	$7,011	$894	$124,927	$166,934	$10,951,187

(1)	Includes purchased credit impaired loans of $11.3 million at June 30, 2018 and $12.6 million at December 31, 2017 that are categorized as nonaccrual for credit analysis purposes because the collection of principal or interest is doubtful. However, these loans are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

Loan Participations

Old National has loan participations, which qualify as participating interests, with other financial institutions. At June 30, 2018, these loans totaled $820.2 million, of which $412.8 million had been sold to other financial institutions and $407.4 million was retained by Old National. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.

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

When a residential or consumer loan is identified as a TDR, the loan is typically written down to its collateral value less selling costs.

The following table presents activity in TDRs for the six months ended June 30, 2018 and 2017:

(dollars in thousands)	Commercial	Commercial Real Estate	Residential	Consumer	Total
Six Months Ended June 30, 2018
Balance at beginning of period	$12,088	$34,705	$3,315	$3,895	$54,003
(Charge-offs)/recoveries	(151)	(22)	23	(22)	(172)
Payments	(3,978)	(969)	(69)	(907)	(5,923)
Additions	1,084	1,213	502	432	3,231

Balance at end of period	$9,043	$34,927	$3,771	$3,398	$51,139

Six Months Ended June 30, 2017
Balance at beginning of period	$16,802	$18,327	$2,985	$2,602	$40,716
(Charge-offs)/recoveries	(64)	360	—	(97)	199
Payments	(6,116)	(3,057)	(283)	(785)	(10,241)
Additions	9,442	17,429	938	1,924	29,733

Balance at end of period	$20,064	$33,059	$3,640	$3,644	$60,407

TDRs included with nonaccrual loans totaled $34.0 million at June 30, 2018 and December 31, 2017. Old National has allocated specific reserves to customers whose loan terms have been modified in TDRs totaling $4.8 million at June 30, 2018 and $5.7 million at December 31, 2017. At June 30, 2018, Old National had committed to lend an additional $4.0 million to customers with outstanding loans that are classified as TDRs.

The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the six months ended June 30, 2018 and 2017 are the same except for when the loan modifications involve the forgiveness of principal. The following table presents loans by class modified as TDRs that occurred during the six months ended June 30, 2018 and 2017:

(dollars in thousands)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Six Months Ended June 30, 2018
TDR:
Commercial	2	$1,084	$1,084
Commercial Real Estate - Other	2	1,213	1,213
Residential	1	502	502
Consumer	1	432	432

Total	6	$3,231	$3,231

Six Months Ended June 30, 2017
TDR:
Commercial	6	$9,442	$9,442
Commercial Real Estate - Other	10	17,429	17,429
Residential	6	938	938
Consumer	5	1,924	1,924

Total	27	$29,733	$29,733

The TDRs that occurred during the six months ended June 30, 2018 did not have a material impact on the allowance for loan losses and resulted in no charge-offs during the six months ended June 30, 2018. The TDRs that occurred during the six months ended June 30, 2017 increased the allowance for loan losses by $3.4 million and resulted in no charge-offs.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

TDRs for which there was a payment default within twelve months following the modification were insignificant during the six months ended June 30, 2018 and 2017.

The terms of certain other loans were modified during 2018 that did not meet the definition of a TDR. It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have extended the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification. The evaluation is performed under our internal underwriting policy. We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral or a bona fide guarantee. We also consider whether the modification was insignificant relative to the other terms of the agreement or the delay in a payment.

PCI loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition. If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually. If the PCI loan is being accounted for as part of a pool, it will not be removed from the pool. As of June 30, 2018, it has not been necessary to remove any loans from PCI accounting.

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

Purchased Credit Impaired Loans

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan and lease losses. In determining the estimated fair value of purchased loans, management considers a number of factors including, among others, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, and net present value of cash flows expected to be received. Purchased loans are accounted for in accordance with guidance for certain loans acquired in a transfer (ASC 310-30), when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments. The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for loan and lease losses. Subsequent increases in expected cash flows will result in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income prospectively.

Old National has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. For these loans that meet the criteria of ASC 310-30 treatment, the carrying amount was as follows:

(dollars in thousands)	June 30, 2018	December 31, 2017

Commercial	$4,359	$5,152
Commercial real estate	20,561	21,826
Residential	4,242	11,303
Consumer	10,315	5,245

Carrying amount	39,477	43,526
Allowance for loan losses	(326)	(166)

Carrying amount, net of allowance	$39,151	$43,360

The outstanding balance of loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties, was $240.9 million at June 30, 2018 and $235.9 million at December 31, 2017.

The accretable difference on PCI loans is the difference between the expected cash flows and the net present value of expected cash flows with such difference accreted into earnings using the effective yield method over the term of the loans. Accretion recorded as loan interest income totaled $7.1 million during the six months ended June 30, 2018 and $7.3 million during the six months ended June 30, 2017. Improvement in cash flow expectations has resulted in a reclassification from nonaccretable difference to accretable yield as shown in the table below.

Accretable yield of PCI loans, or income expected to be collected, is as follows:

	Six Months Ended June 30,
(dollars in thousands)	2018	2017
Balance at beginning of period	$27,835	$33,603
Accretion of income	(7,073)	(7,330)
Reclassifications from (to) nonaccretable difference	3,466	594
Disposals/other adjustments	21	183

Balance at end of period	$24,249	$27,050

Included in Old National’s allowance for loan losses is $0.3 million related to the purchased loans disclosed above at June 30, 2018 and $0.2 million at December 31, 2017.

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

NOTE 9 – OTHER REAL ESTATE OWNED

The following table presents activity in other real estate owned for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
(dollars in thousands)	2018	2017
Balance at beginning of period	$8,810	$18,546
Additions	1,175	950
Sales	(5,625)	(6,552)
Impairment	(631)	(1,873)

Balance at end of period (1)	$3,729	$11,071

(1)	Includes repossessed personal property of $0.3 million at June 30, 2018 and $0.2 million at June 30, 2017.

At June 30, 2018, foreclosed residential real estate property included in the table above totaled $1.3 million. At June 30, 2018, consumer mortgage loans collateralized by residential real property that were in the process of foreclosure totaled $6.3 million.

NOTE 10 – PREMISES AND EQUIPMENT

The composition of premises and equipment at June 30, 2018 and December 31, 2017 was as follows:

(dollars in thousands)	June 30, 2018	December 31, 2017
Land	$70,628	$73,046
Buildings	339,378	343,833
Furniture, fixtures, and equipment	98,793	94,254
Leasehold improvements	40,165	38,918

Total	548,964	550,051
Accumulated depreciation	(99,660)	(91,977)

Premises and equipment, net	$449,304	$458,074

Depreciation expense was $5.9 million for the three months ended June 30, 2018 and $11.8 million for the six months ended June 30, 2018, compared to $5.2 million for the three months ended June 30, 2017 and $10.4 million for the six months ended June 30, 2017.

Operating Leases

Old National rents certain premises and equipment under operating leases, which expire at various dates. Many of these leases require the payment of property taxes, insurance premiums, maintenance, and other costs. In some cases, rentals are subject to increase in relation to a cost-of-living index. The leases have original terms ranging from two years and six months to twenty-five years, and Old National has the right, at its option, to extend the terms of certain leases for four additional successive terms of five years. Old National does not have any material sub-lease agreements. Rent expense was $4.5 million for the three months ended June 30, 2018 and $8.9 million for the six months ended June 30, 2018, compared to $3.8 million for the three months ended June 30, 2017 and $7.7 million for the six months ended June 30, 2017.

Old National had deferred gains remaining associated with prior sale leaseback transactions totaling $7.3 million at June 30, 2018 and $8.2 million at December 31, 2017. The gains will be recognized over the remaining term of the leases. The leases had original terms ranging from five to twenty-four years.

Capital Leases

Old National leases two branch buildings and certain equipment under capital leases. See Note 16 to the consolidated financial statements for detail regarding these leases.

NOTE 11 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in the carrying amount of goodwill for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
(dollars in thousands)	2018	2017
Balance at beginning of period	$828,051	$655,018
Acquisition adjustments	753	—

Balance at end of period	$828,804	$655,018

Goodwill is reviewed annually for impairment. No events or circumstances since the August 31, 2017 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists. During the six months ended June 30, 2018, Old National recorded a $0.8 million increase to goodwill associated with the acquisition of Anchor (MN).

The gross carrying amount and accumulated amortization of other intangible assets at June 30, 2018 and December 31, 2017 were as follows:

(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
June 30, 2018
Core deposit	$108,268	$(69,065)	$39,203
Customer trust relationships	16,547	(10,333)	6,214

Total intangible assets	$124,815	$(79,398)	$45,417

December 31, 2017
Core deposit	$108,923	$(62,874)	$46,049
Customer trust relationships	16,547	(9,533)	7,014
Customer loan relationships	4,413	(4,380)	33

Total intangible assets	$129,883	$(76,787)	$53,096

Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years. During the six months ended June 30, 2018, Old National recorded a $0.7 million decrease to core deposit intangibles related to the updated valuation associated with the acquisition of Anchor (MN).

Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. No impairment charges were recorded during the six months ended June 30, 2018 or 2017. Total amortization expense associated with intangible assets was $7.0 million for the six months ended June 30, 2018 and $5.8 million for the six months ended June 30, 2017.

Estimated amortization expense for future years is as follows:

(dollars in thousands)
2018 remaining	$6,399
2019	11,010
2020	8,672
2021	6,417
2022	4,595
Thereafter	8,324

Total	$45,417

NOTE 12 – LOAN SERVICING RIGHTS

At June 30, 2018, loan servicing rights derived from loans sold with servicing retained totaled $24.3 million, compared to $24.7 million at December 31, 2017. Loans serviced for others are not reported as assets. The principal balance of loans serviced for others was $3.306 billion at June 30, 2018, compared to $3.321 billion at December 31, 2017. Approximately 99.7% of the loans serviced for others at June 30, 2018 were residential mortgage loans. Custodial escrow balances maintained in connection with serviced loans were $37.8 million at June 30, 2018 and $8.9 million at December 31, 2017.

The following table summarizes the carrying values and activity related to loan servicing rights and the related valuation allowance for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
(dollars in thousands)	2018	2017
Balance at beginning of period	$24,690	$25,629
Additions	1,951	1,976
Amortization	(2,323)	(2,507)

Balance before valuation allowance at end of period	24,318	25,098

Valuation allowance:
Balance at beginning of period	(29)	(68)
(Additions)/recoveries	14	(7)

Balance at end of period	(15)	(75)

Loan servicing rights, net	$24,303	$25,023

At June 30, 2018, the fair value of servicing rights was $27.0 million, which was determined using a discount rate of 13% and a weighted average prepayment speed of 115% PSA. At December 31, 2017, the fair value of servicing rights was $25.8 million, which was determined using a discount rate of 13% and a weighted average prepayment speed of 140% PSA.

NOTE 13 – QUALIFIED AFFORDABLE HOUSING PROJECTS AND OTHER TAX CREDIT INVESTMENTS

Old National is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. As of June 30, 2018, Old National expects to recover its remaining investments using the tax credits that are generated by the investments.

The following table summarizes Old National’s investments in qualified affordable housing projects and other tax credit investments at June 30, 2018 and December 31, 2017:

(dollars in thousands)		June 30, 2018		December 31, 2017
Investment	Accounting Method	Investment	Unfunded Commitment (1)	Investment	Unfunded Commitment
LIHTC	Proportional amortization	$29,802	$6,719	$31,183	$15,553
FHTC	Equity	5,201	10,710	10,645	12,040
CReED	Equity	704	1,502	704	1,502
Renewable Energy	Equity	15,136	18,588	22,364	19,771

Total		$50,843	$37,519	$64,896	$48,866

(1)	All commitments will be paid by Old National by 2027.

The following table summarizes the amortization expense and tax benefit recognized for Old National’s qualified affordable housing projects and other tax credit investments for the three and six months ended June 30, 2018 and 2017:

(dollars in thousands)	Amortization Expense (1)	Tax Expense (Benefit) Recognized (2)
Three Months Ended June 30, 2018
LIHTC	$643	$(831)
FHTC	5,444	(1,948)
Renewable Energy	6,414	(2,882)

Total	$12,501	$(5,661)

Three Months Ended June 30, 2017
LIHTC	$940	$(1,298)
FHTC	—	(1,519)
CReED (3)	—	(606)

Total	$940	$(3,423)

Six Months Ended June 30, 2018
LIHTC	$1,282	$(1,662)
FHTC	5,444	(3,896)
Renewable Energy	7,129	(6,296)

Total	$13,855	$(11,854)

Six Months Ended June 30, 2017
LIHTC	$1,881	$(2,595)
FHTC	—	(3,039)
CReED (3)	—	(606)

Total	$1,881	$(6,240)

(1)	The amortization expense for the LIHTC investments is included in our income tax expense. The amortization expense for the FHTC and Renewable Energy tax credits is included in noninterest expense.
(2)	All of the tax benefits recognized are included in our income tax expense. The tax benefit recognized for the FHTC and Renewable Energy investments primarily reflects the tax credits generated from the investments, and excludes the net tax expense (benefit) of the investments’ income (loss).
(3)	The CReED tax credit investment qualifies for an Indiana state tax credit.

NOTE 14 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured borrowings. Old National pledges investment securities to secure these borrowings. The following table presents securities sold under agreements to repurchase and related weighted-average interest rates at or for the six months ended June 30:

(dollars in thousands)	2018	2017
Outstanding at June 30,	$347,511	$298,094
Average amount outstanding	337,612	330,285
Maximum amount outstanding at any month-end	347,511	351,897
Weighted average interest rate:
During the six months ended June 30,	0.47%	0.36%
At June 30,	0.59	0.41

The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At June 30, 2018
	Remaining Contractual Maturity of the Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 days	Total
Repurchase Agreements:
U.S. Treasury and agency securities	$347,511	$—	$—	$—	$347,511

Total	$347,511	$—	$—	$—	$347,511

The fair value of securities pledged to secure repurchase agreements may decline. Old National has pledged securities valued at 109% of the gross outstanding balance of repurchase agreements at June 30, 2018 to manage this risk.

NOTE 15 – FEDERAL HOME LOAN BANK ADVANCES

The following table summarizes Old National Bank’s FHLB advances at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
(dollars in thousands)	2018	2017
FHLB advances (fixed rates 1.50% to 6.08% and variable rates 2.23% to 2.50%) maturing July 2018 to June 2028	$1,756,730	$1,610,531
ASC 815 fair value hedge and other basis adjustments	578	(952)

Total other borrowings	$1,757,308	$1,609,579

FHLB advances had weighted-average rates of 2.29% at June 30, 2018 and 1.55% at December 31, 2017. Investment securities and residential real estate loans collateralize these borrowings up to 140% of outstanding debt.

Contractual maturities of FHLB advances at June 30, 2018 were as follows:

(dollars in thousands)
Due in 2018	$626,567
Due in 2019	201,494
Due in 2020	100,000
Due in 2021	20,000
Due in 2022	58,500
Thereafter	750,169
ASC 815 fair value hedge and other basis adjustments	578

Total	$1,757,308

NOTE 16 – OTHER BORROWINGS

The following table summarizes Old National’s other borrowings at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
(dollars in thousands)	2018	2017
Old National Bancorp:
Senior unsecured notes (fixed rate 4.125%) maturing August 2024	$175,000	$175,000
Unamortized debt issuance costs related to senior unsecured notes	(949)	(1,026)
Junior subordinated debentures (variable rates of 3.68% to 6.22%) maturing April 2032 to September 2037	60,310	60,310
Other basis adjustments	(3,318)	(3,585)
Old National Bank:
Capital lease obligations	5,326	5,389
Subordinated debentures (fixed rate 5.75%)	12,000	12,000
Other	1,872	694

Total other borrowings	$250,241	$248,782

Contractual maturities of other borrowings at June 30, 2018 were as follows:

(dollars in thousands)
Due in 2018	$1,286
Due in 2019	137
Due in 2020	147
Due in 2021	160
Due in 2022	172
Thereafter	251,956
Unamortized debt issuance costs and other basis adjustments	(3,617)

Total	$250,241

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

The following table summarizes the terms of our outstanding junior subordinated debentures at June 30, 2018:

(dollars in thousands)				Rate at
		Issuance		June 30,
Name of Trust	Issuance Date	Amount	Rate	2018	Maturity Date
VFSC Capital Trust I	April 2002	$3,093	3-month LIBOR plus 3.70%	6.22%	April 22, 2032
VFSC Capital Trust II	October 2002	4,124	3-month LIBOR plus 3.45%	5.79%	November 7, 2032
VFSC Capital Trust III	April 2004	3,093	3-month LIBOR plus 2.80%	5.12%	September 8, 2034
St. Joseph Capital Trust II	March 2005	5,000	3-month LIBOR plus 1.75%	4.08%	March 20, 2035
Anchor Capital Trust III	August 2005	5,000	3-month LIBOR plus 1.55%	3.89%	September 30, 2035
Tower Capital Trust 2	December 2005	8,000	3-month LIBOR plus 1.34%	3.68%	December 4, 2035
Home Federal Statutory Trust I	September 2006	15,000	3-month LIBOR plus 1.65%	3.99%	September 15, 2036
Monroe Bancorp Capital Trust I	July 2006	3,000	3-month LIBOR plus 1.60%	3.95%	October 7, 2036
Monroe Bancorp Statutory Trust II	March 2007	5,000	3-month LIBOR plus 1.60%	3.94%	June 15, 2037
Tower Capital Trust 3	December 2006	9,000	3-month LIBOR plus 1.69%	3.99%	September 15, 2037

Total		$60,310

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

At June 30, 2018, the future minimum lease payments under the capital lease arrangements were as follows:

(dollars in thousands)
2018	$284
2019	589
2020	589
2021	589
2022	589
Thereafter	9,275

Total minimum lease payments	11,915
Less amounts representing interest	(6,589)

Present value of net minimum lease payments	$5,326

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes within each classification of AOCI, net of tax, for the three and six months ended June 30, 2018 and 2017:

(dollars in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Total
Three Months Ended June 30, 2018
Balance at beginning of period	$(52,605)	$(9,737)	$1,126	$(310)	$(61,526)
Other comprehensive income (loss) before reclassifications	(5,615)	—	1,143	—	(4,472)
Amounts reclassified from AOCI to income (1)	(1,136)	402	8	21	(705)

Balance at end of period	$(59,356)	$(9,335)	$2,277	$(289)	$(66,703)

Three Months Ended June 30, 2017
Balance at beginning of period	$(29,992)	$(13,015)	$(5,240)	$(318)	$(48,565)
Other comprehensive income (loss) before reclassifications	19,492	—	(1,480)	—	18,012
Amounts reclassified from AOCI to income (1)	(1,957)	298	1,075	17	(567)

Balance at end of period	$(12,457)	$(12,717)	$(5,645)	$(301)	$(31,120)

Six Months Ended June 30, 2018
Balance at beginning of period	$(35,557)	$(12,107)	$(2,337)	$(271)	$(50,272)
Other comprehensive income (loss) before reclassifications	(14,486)	4,514	4,587	—	(5,385)
Amounts reclassified from AOCI to income (1)	(1,730)	858	588	41	(243)
Amount reclassified from AOCI to retained earnings for cumulative effect of change in accounting principle (2)	—	—	(52)	—	(52)
Amounts reclassified from AOCI to retained earnings related to the Tax Cuts and Jobs Act of 2017 (3)	(7,583)	(2,600)	(509)	(59)	(10,751)

Balance at end of period	$(59,356)	$(9,335)	$2,277	$(289)	$(66,703)

Six Months Ended June 30, 2017
Balance at beginning of period	$(39,012)	$(13,310)	$(6,715)	$(335)	$(59,372)
Other comprehensive income (loss) before reclassifications	29,459	—	(1,120)	—	28,339
Amounts reclassified from AOCI to income (1)	(2,904)	593	2,190	34	(87)

Balance at end of period	$(12,457)	$(12,717)	$(5,645)	$(301)	$(31,120)

(1)	See table below for details about reclassifications to income.
(2)	See Note 3 for details about reclassification from AOCI to beginning retained earnings resulting from the adoption of ASU 2017-12.
(3)	See Note 3 for details about reclassification from AOCI to beginning retained earnings resulting from the adoption of ASU 2018-02.

The following table summarizes the significant amounts reclassified out of each component of AOCI for the three months ended June 30, 2018 and 2017:

Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement of Income
	Three Months Ended June 30,
(dollars in thousands)	2018	2017
Unrealized gains and losses on available-for-sale securities	$1,494	$3,075	Net securities gains
	(358)	(1,118)	Income tax (expense) benefit

	$1,136	$1,957	Net income

Unrealized gains and losses on held-to-maturity securities	$(521)	$(453)	Interest income (expense)
	119	155	Income tax (expense) benefit

	$(402)	$(298)	Net income

Gains and losses on cash flow hedges Interest rate contracts	$(10)	$(1,734)	Interest income (expense)
	2	659	Income tax (expense) benefit

	$(8)	$(1,075)	Net income

Amortization of defined benefit pension items Actuarial gains (losses)	$(27)	$(27)	Salaries and employee benefits
	6	10	Income tax (expense) benefit

	$(21)	$(17)	Net income

Total reclassifications for the period	$705	$567	Net income

The following table summarizes the significant amounts reclassified out of each component of AOCI for the six months ended June 30, 2018 and 2017:

Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement of Income
	Six Months Ended June 30,
(dollars in thousands)	2018	2017
Unrealized gains and losses on available-for-sale securities	$2,282	$4,575	Net securities gains
	(552)	(1,671)	Income tax (expense) benefit

	$1,730	$2,904	Net income

Unrealized gains and losses on held-to-maturity securities	$(1,112)	$(902)	Interest income/(expense)
	254	309	Income tax (expense) benefit

	$(858)	$(593)	Net income

Gains and losses on cash flow hedges Interest rate contracts	$(779)	$(3,533)	Interest income/(expense)
	191	1,343	Income tax (expense) benefit

	$(588)	$(2,190)	Net income

Amortization of defined benefit pension items Actuarial gains/(losses)	$(54)	$(54)	Salaries and employee benefits
	13	20	Income tax (expense) benefit

	$(41)	$(34)	Net income

Total reclassifications for the period	$243	$87	Net income

NOTE 18 – EMPLOYEE BENEFIT PLANS

Retirement Plan

Old National had a funded noncontributory defined benefit plan (the “Retirement Plan”) that had been frozen since December 31, 2005. During the first quarter of 2016, we notified plan participants of our intent to terminate the Retirement Plan effective May 15, 2016. During October 2016, the Retirement Plan settled plan liabilities through either lump sum distributions to plan participants or annuity contracts purchased from a third-party insurance company that provided for the payment of vested benefits to those participants that did not elect the lump sum option. At June 30, 2018, there were no remaining plan assets.

Employee Stock Ownership Plan

The Employee Stock Ownership and Savings Plan (the “401(k) Plan”) permits employees to participate the first month following one month of service. During the second quarter of 2018, Old National increased its match to 75% of employee compensation deferral contributions of the first 4% of compensation, and 50% of the next 4% of compensation. The change was retroactive for all of 2018. For 2017, we matched 50% of employee compensation deferral contributions, up to 6% of compensation. Contribution expense under the 401(k) Plan was $3.1 million in the three months ended June 30, 2018 and $4.6 million in the six months ended June 30, 2018, compared to $1.2 million in the three months ended June 30, 2017 and $2.4 million in the six months ended June 30, 2017.

NOTE 19 – SHARE-BASED COMPENSATION

At June 30, 2018, Old National had 4.4 million shares remaining available for issuance under the Company’s Amended and Restated 2008 Incentive Compensation Plan. The granting of awards to key employees is typically in the form of restricted stock awards or units.

Restricted Stock Awards

Old National granted 212 thousand time-based restricted stock awards to certain key officers during the six months ended June 30, 2018, with shares vesting generally over a thirty-six month period. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. At June 30, 2018, unrecognized compensation expense was estimated to be $6.1 million for unvested restricted stock awards. The cost is expected to be recognized over a weighted-average period of 2.2 years.

Old National recorded share-based compensation expense, net of tax, related to restricted stock awards of $1.1 million, net of tax, during the six months ended June 30, 2018, compared to $0.9 million, net of tax, during the six months ended June 30, 2017.

Restricted Stock Units

Old National granted 288 thousand shares of performance based restricted stock units to certain key officers during the six months ended June 30, 2018, with shares vesting at the end of a thirty-six month period based on the achievement of certain targets. For certain awards, the level of performance could increase or decrease the percentage of shares earned. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. At June 30, 2018, unrecognized compensation expense was estimated to be $5.8 million. The cost is expected to be recognized over a weighted-average period of 2.0 years.

Old National recorded share-based compensation expense, net of tax, related to restricted stock units of $1.6 million during the six months ended June 30, 2018, compared to $1.0 million during the six months ended June 30, 2017.

Stock Options

Old National has not granted stock options since 2009. However, Old National did acquire stock options through prior year acquisitions. Old National did not record any share-based compensation expense related to these stock options during the six months ended June 30, 2018 or 2017.

Stock Appreciation Rights

Old National has never granted stock appreciation rights. However, Old National did acquire stock appreciation rights through a prior year acquisition. Old National did not record any incremental expense associated with the conversion of these stock appreciation rights during the six months ended June 30, 2018 or 2017. At June 30, 2018, 62 thousand stock appreciation rights remained outstanding.

NOTE 20 – INCOME TAXES

Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Provision at statutory rate (1)	$10,153	$17,303	$21,270	$33,572
Tax-exempt income:
Tax-exempt interest	(2,237)	(3,672)	(4,428)	(7,374)
Section 291/265 interest disallowance	73	64	135	121
Company-owned life insurance income	(510)	(741)	(1,057)	(1,493)

Tax-exempt income	(2,674)	(4,349)	(5,350)	(8,746)

State income taxes	1,028	195	2,216	1,046
Interim period effective rate adjustment	933	(286)	1,025	(741)
Tax credit investments - federal	(4,973)	(1,877)	(10,741)	(3,753)
Other, net	(122)	(402)	882	(303)

Income tax expense	$4,345	$10,584	$9,302	$21,075

Effective tax rate	9.0%	21.4%	9.2%	22.0%

(1)	The statutory rate was 21% for the three and six months ended June 30, 2018, compared to 35% for the three and six months ended June 30, 2017.

In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at June 30, 2018 and 2017 based on the current estimate of the effective annual rate.

The lower effective tax rate during the three and six months ended June 30, 2018 when compared to the three and six months ended June 30, 2017 is primarily the result of the lowering of the federal corporate tax rate to 21% in 2018 and an increase in federal tax credits available. On December 22, 2017, the Tax Cuts and Jobs Act (“H.R. 1”) was enacted into legislation. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. Accordingly, Old National recorded an estimated $39.3 million for the revaluation of Old National’s deferred tax assets in December 2017.

Shortly after the enactment date, the SEC issued SAB 118, which addresses the situations where the accounting for changes in tax laws is complete, incomplete but can be reasonably estimated, and incomplete and cannot be reasonably estimated. SAB 118 also permits a measurement period of up to one year from the date of enactment to refine the provisional accounting. During the six months ended June 30, 2018, immaterial adjustments made to the preliminary valuation of assets acquired and liabilities assumed in the acquisition of Anchor (MN) impacted the estimated revaluation of Old National’s deferred tax assets. Old National completed its analysis of H.R. 1 during the second quarter of 2018.

Unrecognized Tax Benefits

Old National and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits was as follows:

	Six Months Ended June 30,
(dollars in thousands)	2018	2017
Balance at beginning of period	$874	$777
Additions based on tax positions related to the current year	—	70

Balance at end of period	$874	$847

If recognized, approximately $0.9 million of unrecognized tax benefits, net of interest, would favorably affect the effective income tax rate in future periods. Old National expects the total amount of unrecognized tax benefits to decrease by approximately $0.3 million in the next twelve months.

Net Deferred Tax Assets

Significant components of net deferred tax assets (liabilities) were as follows at June 30, 2018 and December 31, 2017:

(dollars in thousands)	June 30, 2018	December 31, 2017
Deferred Tax Assets
Allowance for loan losses, net of recapture	$13,842	$12,958
Benefit plan accruals	12,146	11,080
Alternative minimum tax credit	2,545	25,084
Unrealized losses on benefit plans	94	108
Net operating loss carryforwards	32,915	39,631
Federal tax credits	12,050	5,516
Other-than-temporary impairment	36	1,424
Deferred gain on securities	2,052	—
Acquired loans	23,976	29,669
Lease exit obligation	1,290	1,337
Unrealized losses on available-for-sale investment securities	18,733	14,011
Unrealized losses on held-to-maturity investment securities	2,746	3,630
Unrealized losses on hedges	—	923
Tax credit investments	862	—
Other real estate owned	181	369
Other, net	2,405	829

Total deferred tax assets	125,873	146,569

Deferred Tax Liabilities
Accretion on investment securities	(451)	(493)
Purchase accounting	(15,972)	(16,718)
Loan servicing rights	(5,970)	(6,058)
Premises and equipment	(9,512)	(10,052)
Prepaid expenses	(1,277)	(1,277)
Tax credit investments	—	(168)
Unrealized gains on hedges	(742)	—
Other, net	(1,762)	(946)

Total deferred tax liabilities	(35,686)	(35,712)

Net deferred tax assets	$90,187	$110,857

Through the acquisition of Anchor (WI) in the second quarter of 2016 and Lafayette Savings Bank in the fourth quarter of 2014, both former thrifts, Old National Bank’s retained earnings at June 30, 2018 include base-year bad debt reserves, created for tax purposes prior to 1988, totaling $52.8 million. Of this total, $50.9 million was acquired from Anchor (WI), and $1.9 million was acquired from Lafayette Savings Bank. Base-year reserves are subject to recapture in the unlikely event that Old National Bank (1) makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes, (2) redeems its stock, or (3) liquidates. Old National Bank has no intention of making such a nondividend distribution. Accordingly, under current accounting principles, a related deferred income tax liability of $13.0 million has not been recognized.

No valuation allowance was recorded at June 30, 2018 or December 31, 2017 because, based on current expectations, Old National believes it will generate sufficient income in future years to realize deferred tax assets. Old National has federal net operating loss carryforwards totaling $104.5 million at June 30, 2018 and $130.7 million at December 31, 2017. This federal net operating loss was acquired from the acquisition of Anchor (WI) in 2016. If not used, the federal net operating loss carryforwards will expire from 2028 to 2033. Old National has alternative minimum tax (“AMT”) credit carryforwards totaling $22.6 million at June 30, 2018 and $25.1 million at December 31, 2017. The enactment of H.R. 1 eliminates the parallel tax system known as the AMT and allows any existing AMT credits to be used to reduce regular tax or be refunded from 2018 to 2021. ASC 740 allows for the reclassification of the AMT credit from a deferred tax asset to a current tax asset, except for the amount limited by section 382. Old National has $2.5 million of AMT credit carryforward subject to section 382 limitations. The $2.5 million is maintained in deferred tax assets and the remaining $20.1 million has been reclassified to a current tax asset. Old National has federal tax credit carryforwards of $12.1 million at June 30, 2018 and $5.5 million at December 31, 2017. The federal tax credits consist mainly of federal historic credits, energy efficient home credits, low income housing credits, and research and development credits that, if not used, will expire from 2025 to 2038. Old National has recorded state net operating loss carryforwards totaling $183.4 million at June 30, 2018 and $203.6 million at December 31, 2017. If not used, the state net operating loss carryforwards will expire from 2024 to 2033. Old National has state tax credit carryforwards totaling $0.7 million at June 30, 2018 and $1.3 million at December 31, 2017. The state tax credits will not expire.

The federal and recorded state net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code section 382. Old National believes that all of the recorded net operating loss carryforwards will be used prior to expiration.

NOTE 21 – DERIVATIVE FINANCIAL INSTRUMENTS

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

As part of our overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, caps, and floors. The notional amount of these derivative instruments was $1.034 billion at June 30, 2018 and $708.5 million at December 31, 2017. These derivative financial instruments at June 30, 2018 consisted of $408.5 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its FHLB advances and $625.0 million notional amount of pay-fixed, receive-variable interest rate swaps on certain of its FHLB advances. Derivative financial instruments at December 31, 2017 consisted of $33.5 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its FHLB advances and $675.0 million notional amount of pay-fixed, receive-variable interest rate swaps on certain of its FHLB advances. These hedges were entered into to manage interest rate risk. Derivative instruments are recognized on the balance sheet at their fair value and are not reported on a net basis.

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

Commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. These derivative contracts do not qualify for hedge accounting. At June 30, 2018, the notional amount of the interest rate lock commitments was $59.3 million and forward commitments were $76.1 million. At December 31, 2017, the notional amount of the interest rate lock commitments was $29.9 million and forward commitments were $41.2 million. It is our practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans.

Old National also enters into derivative instruments for the benefit of its customers. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $827.6 million at June 30, 2018. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $826.6 million at December 31, 2017. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps, caps, and collars. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.

Old National enters into derivative financial instruments as part of its foreign currency risk management strategies. These derivative instruments consist of foreign currency forward contracts to accommodate the business needs of its customers. Old National does not designate these foreign currency forward contracts for hedge accounting treatment. The notional amounts of these foreign currency forward contracts and the offsetting counterparty derivative instruments were $2.1 million at June 30, 2018 and $0.8 million at December 31, 2017.

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

Amounts reported in AOCI related to cash flow hedges will be reclassified to interest income or interest expense as interest payments are received or paid on Old National’s derivative instruments. During the next 12 months, we estimate that $2.0 million will be reclassified to interest income and $0.8 million will be reclassified to interest expense.

The following table summarizes the fair value of derivative financial instruments utilized by Old National:

(dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
June 30, 2018
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$4,871	Other liabilities	$1,656

Total derivatives designated as hedging instruments		$4,871		$1,656

Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$8,524	Other liabilities	$19,148
Mortgage contracts	Other assets	1,537	Other liabilities	352
Foreign currency contracts	Other assets	61	Other liabilities	40

Total derivatives not designated as hedging instruments		$10,122		$19,540

Total		$14,993		$21,196

December 31, 2017
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$3,351	Other liabilities	$5,351

Total derivatives designated as hedging instruments		$3,351		$5,351

Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$10,012	Other liabilities	$10,933
Mortgage contracts	Other assets	747	Other liabilities	—
Foreign currency contracts	Other assets	8	Other liabilities	8

Total derivatives not designated as hedging instruments		$10,767		$10,941

Total		$14,118		$16,292

The effect of derivative instruments in fair value hedging relationships on the consolidated statements of income for the three and six months ended June 30, 2018 and 2017 were as follows:

(dollars in thousands)					Gain (Loss) Recognized in Income on Related Hedged Items
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Hedged Items in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in in Income on Related Hedged Item
Three Months Ended June 30, 2018
Interest rate contracts	Interest income/(expense)	$(944)	Fixed-rate debt	Interest income/(expense)	$934
Three Months Ended June 30, 2017
Interest rate contracts	Interest income/(expense)	$77	Fixed-rate debt	Interest income/(expense)	$(25)
Six Months Ended June 30, 2018
Interest rate contracts	Interest income/(expense)	$(1,663)	Fixed-rate debt	Interest income/(expense)	$1,655
Six Months Ended June 30, 2017
Interest rate contracts	Interest income/(expense)	$(178)	Fixed-rate debt	Interest income/(expense)	$265

The difference between the gain (loss) recognized in income on derivatives and the gain (loss) recognized in income on the related hedged items represents hedge ineffectiveness. In addition, the net swap settlements that accrue each period are also reported in interest expense.

The effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income for the three and six months ended June 30, 2018 and 2017 were as follows:

		Three Months Ended June 30,		Three Months Ended June 30,
(dollars in thousands)		2018	2017	2018	2017
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Interest rate contracts	Interest income/(expense)	$1,516	$(2,387)	$(10)	$(1,734)

		Six Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)		2018	2017	2018	2017
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Interest rate contracts	Interest income/(expense)	$6,079	$(1,807)	$(779)	$(3,533)

The ineffective portion and amount excluded from effectiveness testing related to derivatives in cash flow hedging relationships was immaterial for the three and six months ended June 30, 2018 and 2017.

The effect of derivatives not designated as hedging instruments on the consolidated statements of income for the three and six months ended June 30, 2018 and 2017 were as follows:

		Three Months Ended June 30,
(dollars in thousands)		2018	2017
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Other income/(expense)	$27	$13
Mortgage contracts	Mortgage banking revenue	(201)	451
Foreign currency contracts	Other income/(expense)	6	—

Total		$(168)	$464

		Six Months Ended June 30,
(dollars in thousands)		2018	2017
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Other income/(expense)	$27	$23
Mortgage contracts	Mortgage banking revenue	437	(1,043)
Foreign currency contracts	Other income/(expense)	23	—

Total		$487	$(1,020)

(1)	Includes the valuation differences between the customer and offsetting swaps.

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

Credit-Related Financial Instruments

In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $3.218 billion and standby letters of credit of $85.7 million at June 30, 2018. At June 30, 2018, approximately $2.986 billion of the loan commitments had fixed rates and $232.0 million had floating rates, with the floating interest rates ranging from 0.99% to 15%. At December 31, 2017, loan commitments totaled $3.144 billion and standby letters of credit totaled $68.7 million. These commitments are not reflected in the consolidated financial statements. The allowance for unfunded loan commitments totaled $3.2 million at June 30, 2018 and $3.1 million at December 31, 2017.

Old National had credit extensions with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients totaling $12.1 million at June 30, 2018 and $12.4 million at December 31, 2017. Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $9.2 million at June 30, 2018 and $11.5 million at December 31, 2017. Old National did not provide collateral for the remaining credit extensions.

NOTE 23 – FINANCIAL GUARANTEES

Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires Old National to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At June 30, 2018, the notional amount of standby letters of credit was $85.7 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.4 million. At December 31, 2017, the notional amount of standby letters of credit was $68.7 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.4 million.

Old National is a party in risk participation transactions of interest rate swaps, which had total notional amount of $30.8 million at June 30, 2018.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at June 30, 2018 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Trading securities	$5,596	$5,596	$—	$—
Investment securities available-for-sale:
U.S. Treasury	5,257	5,257	—	—
U.S. government-sponsored entities and agencies	568,231	—	568,231	—
Mortgage-backed securities - Agency	1,448,526	—	1,448,526	—
States and political subdivisions	797,533	—	793,505	4,028
Pooled trust preferred securities	8,205	—	—	8,205
Other securities	353,913	30,259	323,654	—
Residential loans held for sale	26,198	—	26,198	—
Derivative assets	14,993	—	14,993	—
Financial Liabilities
Derivative liabilities	21,196	—	21,196	—

		Fair Value Measurements at December 31, 2017 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Trading securities	$5,584	$5,584	$—	$—
Investment securities available-for-sale:
U.S. Treasury	5,551	5,551	—	—
U.S. government-sponsored entities and agencies	664,286	—	664,286	—
Mortgage-backed securities - Agency	1,667,682	—	1,667,682	—
States and political subdivisions	530,193	—	530,193
Pooled trust preferred securities	8,448	—	—	8,448
Other securities	320,047	30,965	289,082	—
Residential loans held for sale	17,930	—	17,930	—
Derivative assets	14,118	—	14,118	—
Financial Liabilities
Derivative liabilities	16,292	—	16,292	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(dollars in thousands)	Pooled Trust Preferred Securities	States and Political Subdivisions
Six Months Ended June 30, 2018
Balance at beginning of period	$8,448	$—
Accretion (amortization) of discount	10	(18)
Sales/payments received	(305)	—
Increase (decrease) in fair value of securities	52	(15)
Transfers into Level 3	—	4,061

Balance at end of period	$8,205	$4,028

Six Months Ended June 30, 2017
Balance at beginning of period	$8,119	$—
Accretion of discount	8	—
Sales/payments received	(212)	—
Increase (decrease) in fair value of securities	182	—

Balance at end of period	$8,097	$—

The accretion or amortization of discounts on securities in the table above is included in interest income. An increase in fair value is reflected in the balance sheet as an increase in the fair value of investment securities available-for-sale, an increase in accumulated other comprehensive income, which is included in shareholders’ equity, and a decrease in other assets related to the tax impact. A decrease in fair value is reflected in the balance sheet as a decrease in the fair value of investment securities available-for-sale, a decrease in accumulated other comprehensive income, which is included in shareholders’ equity, and an increase in other assets related to the tax impact. Old National transferred a $4.1 million state and political subdivisions security to Level 3 during the six months ended June 30, 2018 because Old National could no longer obtain evidence of observable inputs.

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2018
Pooled trust preferred securities	$8,205	Discounted cash flow	Constant prepayment rate (a)	0.00%
			Additional asset defaults (b)	3.4% - 4.4% (4.1%)
			Expected asset recoveries (c)	0.00%
State and political subdivisions	4,028	Discounted cash flow	No observable inputs Local municipality issuance Old National owns 100% Carried at par	N/A
December 31, 2017
Pooled trust preferred securities	$8,448	Discounted cash flow	Constant prepayment rate (a)	0.00%
			Additional asset defaults (b)	4.2% - 9.6% (7.5%)
			Expected asset recoveries (c)	0.0% - 4.1% (0.6%)

(a)	Assuming no prepayments.
(b)	Each currently performing pool asset is assigned a default probability based on the banking environment, which is adjusted for specific issuer evaluation, of 0%, 50%, or 100%.
(c)	Each currently defaulted pool asset is assigned a recovery probability based on specific issuer evaluation of 0%, 25%, or 100%.

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

Assets measured at fair value on a non-recurring basis at June 30, 2018 are summarized below:

		Fair Value Measurements at June 30, 2018 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Impaired Loans:
Commercial loans	$4,000	$—	$—	$4,000
Commercial real estate loans	20,375	—	—	20,375
Foreclosed Assets:
Commercial real estate	762	—	—	762
Loan servicing rights	158	—	158	—

Impaired commercial and commercial real estate loans that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral. These impaired commercial and commercial real estate loans had a principal amount of $37.1 million, with a valuation allowance of $12.7 million at June 30, 2018. Old National recorded provision expense associated with these loans totaling $4.9 million for the three months ended June 30, 2018 and $6.5 million for the six months ended June 30, 2018. Old National recorded provision expense associated with impaired commercial and commercial real estate loans that were deemed collateral dependent totaling $5.1 million for the three months ended June 30, 2017 and $6.2 million for the six months ended June 30, 2017.

Other real estate owned and other repossessed property is measured at fair value less costs to sell and had a net carrying amount of $0.8 million at June 30, 2018. The estimates of fair value are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral. There were write-downs of other real estate owned of $0.1 million for the three months ended June 30, 2018 and $0.4 million for the six months ended June 30, 2018. There were write-downs of other real estate owned of $0.8 million for the three months ended June 30, 2017 and $1.6 million for the six months ended June 30, 2017.

Loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value. Fair value is determined at a tranche level, based on market prices for comparable mortgage servicing contracts when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model utilizes a discount rate, weighted average prepayment speed, and other economic factors that market participants would use in estimating future net servicing income and that can be validated against available market data (Level 2). The valuation allowance for loan servicing rights with impairments at June 30, 2018 totaled $15 thousand. Old National recorded recoveries associated with these loan servicing rights totaling $4 thousand for the three months ended June 30, 2018 and $14 thousand for the six months ended June 30, 2018. There were impairments of loan servicing rights totaling $25 thousand for the three months ended June 30, 2017 and $7 thousand for the six months ended June 30, 2017.

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

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2018
Collateral Dependent Impaired Loans
Commercial loans	$4,000	Fair value of collateral	Discount for type of property, age of appraisal, and current status	25% - 35% (30%)
Commercial real estate loans	20,375	Fair value of collateral	Discount for type of property, age of appraisal and current status	0% - 20% (10%)
Foreclosed Assets
Commercial real estate	762	Fair value of collateral	Discount for type of property, age of appraisal, and current status	8% - 41% (21%)
December 31, 2017
Collateral Dependent Impaired Loans
Commercial loans	$2,217	Fair value of collateral	Discount for type of property, age of appraisal, and current status	0% - 98% (49%)
Commercial real estate loans	26,319	Fair value of collateral	Discount for type of property, age of appraisal and current status	10% - 78% (32%)
Foreclosed Assets
Commercial real estate	1,726	Fair value of collateral	Discount for type of property, age of appraisal, and current status	7% - 25% (18%)
Residential (1)	55	Fair value of collateral	Discount for type of property, age of appraisal, and current status	39%

(1)	There was only one foreclosed residential asset at December 31, 2017, so no range or weighted average rate is reported.

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

We have elected the fair value option for residential loans held for sale. For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status). None of these loans are 90 days or more past due, nor are any on nonaccrual status. Included in the income statement is interest income for loans held for sale totaling $40 thousand for the three months ended June 30, 2018 and $62 thousand for the six months ended June 30, 2018. Included in the income statement is interest income for loans held for sale totaling $41 thousand for the three months ended June 30, 2017 and $69 thousand for the six months ended June 30, 2017.

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

The difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected at June 30, 2018 and December 31, 2017 was as follows:

(dollars in thousands)	Aggregate Fair Value	Difference	Contractual Principal
June 30, 2018
Residential loans held for sale	$26,198	$967	$25,231

December 31, 2017
Residential loans held for sale	$17,930	$546	$17,384

Accrued interest at period end is included in the fair value of the instruments.

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value:

(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Three Months Ended June 30, 2018
Residential loans held for sale	$387	$3	$—	$390

Three Months Ended June 30, 2017
Residential loans held for sale	$279	$1	$—	$280

Six Months Ended June 30, 2018
Residential loans held for sale	$422	$3	$(4)	$421

Six Months Ended June 30, 2017
Residential loans held for sale	$697	$2	$—	$699

The carrying amounts and estimated fair values of financial instruments not carried at fair value on the balance sheet at June 30, 2018 and December 31, 2017 were as follows:

		Fair Value Measurements at June 30, 2018 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$273,874	$273,874	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	73,570	—	71,284	—
Mortgage-backed securities - Agency	139,594	—	135,784	—
State and political subdivisions	312,554	—	317,529	—
FHLB/Federal Reserve Bank stock	136,206	N/A	N/A	N/A
Loans, net:
Commercial	2,941,508	—	—	2,845,502
Commercial real estate	4,429,274	—	—	4,330,899
Residential real estate	2,152,106	—	—	2,117,999
Consumer credit	1,719,081	—	—	1,669,906
Accrued interest receivable	81,290	13	23,122	58,155

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$3,600,793	$3,600,793	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	7,171,033	7,171,033	—	—
Time deposits	1,824,550	—	1,822,203	—
Federal funds purchased and interbank borrowings	175,044	175,044	—	—
Securities sold under agreements to repurchase	347,511	347,511	—	—
FHLB advances	1,757,308	—	—	1,747,022
Other borrowings	250,241	—	249,150	—
Accrued interest payable	7,510	—	7,510	—
Standby letters of credit	397	—	—	397

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$3,847

N/A	= not applicable

		Fair Value Measurements at December 31, 2017 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$290,432	$290,432	$—	$—
Investment securities held-to-maturity:
Mortgage-backed securities - Agency	6,903	—	7,056	—
State and political subdivisions	677,160	—	720,647	—
FHLB/Federal Reserve Bank stock	119,686	N/A	N/A	N/A
Loans, net:
Commercial	2,698,023	—	—	2,707,385
Commercial real estate	4,333,116	—	—	4,347,949
Residential real estate	2,165,290	—	—	2,210,951
Consumer credit	1,871,311	—	—	1,998,194
Accrued interest receivable	87,102	16	24,001	63,085

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$3,680,807	$3,680,807	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	7,290,521	7,290,521	—	—
Time deposits	1,634,436	—	1,620,685	—
Federal funds purchased and interbank borrowings	335,033	335,033	—	—
Securities sold under agreements to repurchase	384,810	359,810	25,133	—
FHLB advances	1,609,579	—	—	1,607,189
Other borrowings	248,782	—	250,443	—
Accrued interest payable	7,029	—	7,029	—
Standby letters of credit	351	—	—	351

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$2,449

N/A	= not applicable

The methods utilized to estimate the fair value of financial instruments at December 31, 2017 did not necessarily represent an exit price. In accordance with our adoption of ASU 2016-01 in 2018, the methods utilized to measure the fair value of financial instruments at June 30, 2018 represent an approximation of exit price, however, an actual exit price may differ.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of our results of operations for the three and six months ended June 30, 2018 and 2017, and financial condition as of June 30, 2018, compared to June 30, 2017 and December 31, 2017. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. This discussion contains forward-looking statements concerning our business that are based on estimates and involves certain risks and uncertainties. Therefore, future results could differ significantly from our current expectations and the related forward-looking statements.

FINANCIAL HIGHLIGHTS

The following table sets forth certain financial highlights of Old National:

	Three Months Ended			Six Months Ended
(dollars and shares in thousands,	June 30,	March 31,	June 30,	June 30,
except per share data)	2018	2018	2017	2018	2017
Income Statement:
Net interest income	$131,963	$128,572	$104,333	$260,535	$210,134
Taxable equivalent adjustment (1)	2,825	2,767	5,643	5,592	11,331
Provision for loan losses	2,446	380	1,355	2,826	1,702
Noninterest income (2)	49,289	41,905	49,271	91,194	92,191
Noninterest expense (2)	130,460	117,157	102,811	247,617	204,702
Net income	44,001	47,983	38,854	91,984	74,846
Common Share Data:
Weighted average diluted shares	152,568	152,370	135,697	152,483	135,641
Net income (diluted)	$0.29	$0.31	$0.28	$0.60	$0.55
Cash dividends	0.13	0.13	0.13	0.26	0.26
Common dividend payout ratio (3)	45%	41%	46%	43%	47%
Book value	$14.44	$14.32	$13.92	$14.44	$13.92
Stock price	18.60	16.90	17.25	18.60	17.25
Tangible common book value (4)	8.70	8.55	8.85	8.70	8.85
Performance Ratios:
Return on average assets	1.01%	1.10%	1.05%	1.06%	1.01%
Return on average common equity	8.06	8.86	8.33	8.46	8.11
Return on tangible common equity (4)	14.09	15.62	13.56	14.71	13.11
Return on average tangible common equity (4)	14.28	15.80	13.82	15.04	13.60
Net interest margin (4)	3.55	3.45	3.42	3.50	3.46
Efficiency ratio (2)(4)	69.58	65.84	64.05	67.76	64.35
Net charge-offs (recoveries) to average loans	(0.03)	0.01	0.01	(0.01)	0.01
Allowance for loan losses to ending loans	0.48	0.45	0.55	0.48	0.55
Non-performing loans to ending loans	1.38	1.28	1.51	1.38	1.51
Balance Sheet:
Total loans	$11,295,629	$11,238,682	$9,232,040	$11,295,629	$9,232,040
Total assets	17,482,990	17,496,287	14,957,281	17,482,990	14,957,281
Total deposits	12,596,376	12,788,600	10,683,714	12,596,376	10,683,714
Total borrowed funds	2,530,104	2,371,292	2,259,918	2,530,104	2,259,918
Total shareholders’ equity	2,200,215	2,179,118	1,886,594	2,200,215	1,886,594
Nonfinancial Data:
Full-time equivalent employees	2,683	2,721	2,652	2,683	2,652
Banking centers	183	191	188	183	188

(1)	Calculated using the federal statutory tax rate in effect of 21% for the three and six months ended June 30, 2018 and three months ended March 31, 2018 and 35% for the three and six months ended June 30, 2017.
(2)	For the three months ended March 31, 2018, amounts reflect the reclassification of $0.5 million of agency costs from data processing expense to investment product fees revenue as a result of the implementation of the revenue recognition accounting standard.
(3)	Cash dividends per share divided by net income per share (basic).
(4)	Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.

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

The following table presents GAAP to non-GAAP reconciliations.

(dollars and shares in thousands,	Three Months Ended June 30,		Six Months Ended June 30,
except per share data)	2018	2017	2018	2017
Tangible common book value:
Shareholders’ equity (GAAP)	$2,200,215	$1,886,594	$2,200,215	$1,886,594
Deduct: Goodwill	828,804	655,018	828,804	655,018
Intangible assets	45,417	31,876	45,417	31,876

Tangible shareholders’ equity (non-GAAP)	$1,325,994	$1,199,700	$1,325,994	$1,199,700

Period end common shares	152,351	135,516	152,351	135,516
Tangible common book value	8.70	8.85	8.70	8.85

Return on tangible common equity:
Net income (GAAP)	$44,001	$38,854	$91,984	$74,846
Add: Intangible amortization (net of tax)	2,699	1,807	5,550	3,770

Tangible net income (non-GAAP)	$46,700	$40,661	$97,534	$78,616

Tangible shareholders’ equity (non-GAAP) (see above)	$1,325,994	$1,199,700	$1,325,994	$1,199,700
Return on tangible common equity	14.09%	13.56%	14.71%	13.11%

Return on average tangible common equity:
Tangible net income (non-GAAP) (see above)	$46,700	$40,661	$97,534	$78,616
Average shareholders’ equity (GAAP)	$2,183,604	$1,865,318	$2,174,878	$1,845,598
Deduct: Average goodwill	828,804	655,018	828,474	655,018
Average intangible assets	47,052	33,189	49,061	34,635

Average tangible shareholders’ equity (non-GAAP)	$1,307,748	$1,177,111	$1,297,343	$1,155,945

Return on average tangible common equity	14.28%	13.82%	15.04%	13.60%

Net interest margin:
Net interest income (GAAP)	$131,963	$104,333	$260,535	$210,134
Taxable equivalent adjustment	2,825	5,643	5,592	11,331

Net interest income - taxable equivalent basis (non-GAAP)	$134,788	$109,976	$266,127	$221,465

Average earning assets	$15,176,711	$12,844,504	$15,191,220	$12,793,962
Net interest margin	3.55%	3.42%	3.50%	3.46%

Efficiency ratio:
Noninterest expense (GAAP)	$130,460	$102,811	$247,617	$204,702
Deduct: Intangible amortization expense	3,416	2,781	7,025	5,801

Adjusted noninterest expense (non-GAAP)	$127,044	$100,030	$240,592	$198,901

Net interest income - taxable equivalent basis (non-GAAP) (see above)	$134,788	$109,976	$266,127	$221,465
Noninterest income	49,289	49,271	91,194	92,191
Deduct: Net securities gains (losses)	1,494	3,075	2,282	4,575

Adjusted total revenue (non-GAAP)	$182,583	$156,172	$355,039	$309,081

Efficiency ratio	69.58%	64.05%	67.76%	64.35%

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

EXECUTIVE SUMMARY

During the second quarter of 2018, net income was $44.0 million, or $0.29 per diluted share. Net income was $38.9 million, or $0.28 per diluted share, for the second quarter of 2017.

Management’s strategy is basic banking – loan growth, fee income, and expense management. Simply put, our low-cost core deposits fuel our commercial loan growth. That loan growth is filtered through our staunch credit process. Underpinning all that we do is management’s focus on controlling costs. Management is committed to driving and sustaining positive operating leverage.

We continue to benefit from re-mixing our earning assets by replacing lower yielding assets, like indirect auto loans, with higher yielding assets, like commercial loans.

Loan Growth: Our loan balances, excluding loans held for sale, grew $56.9 million to $11.296 billion at June 30, 2018 compared to $11.239 billion at March 31, 2018. Commercial and industrial loans continue to be the driver of our loan growth. This is attributable to our focus on our growth markets as well as our earning asset re-mix strategy. Commercial loan growth was partially offset by the sale of the student loan portfolio totaling $64.9 million during the second quarter of 2018.

Net Interest Income: For the six months ended June 30, 2018, compared to the six months ended June 30, 2017 our net interest income increased primarily due to volume from the Anchor (MN) acquisition in November 2017 and increased loan yields. This was further augmented by our low cost of deposits over the same period. The second quarter of 2018 compared to the first quarter of 2018 increased similarly with increased commercial and industrial loan volume outpacing a slight increase in deposit and borrowing costs.

Fee Income: Fee income decreased slightly to $91.2 million from $92.2 million for the six months ended June 30, 2018 when compared to the six months ended June 30, 2017 due to lower capital markets income and lower securities gains, partially offset by the volume increases due to the acquisition of Anchor (MN) in November 2017. For the second quarter of 2018 compared to the first quarter of 2018, our fee income increased to $49.3 million from $41.9 million, substantially due to a few larger items in other income and seasonality in wealth management fee income and mortgage banking revenue.

Expenses: Noninterest expenses increased $42.9 million, or 21%, for the six months ended June 30, 2018 when compared to the six months ended June 30, 2017. The increase was primarily attributable to higher expenses associated with the Anchor (MN) partnership. Also contributing to the increase in noninterest expense was amortization of tax credit investments totaling $12.6 million for the six months ended June 30, 2018 reflecting the completion of investment tax credit projects during 2018. As previously disclosed, we have consolidated 157 branches since the beginning of 2011 and have entered into a branch purchase and assumption agreement for the sale of ten Old National branches in Wisconsin to Marine Credit Union of La Crosse, Wisconsin. The branch sale includes the assumption of approximately $261 million in deposits and no loans. Subject to regulatory approval and other terms and conditions, the sale is expected to close in the fourth quarter of 2018. For the remainder of 2018, we are evaluating the Old National franchise for additional consolidation opportunities.

We remain an active looker and a selective, disciplined buyer in demographically accretive markets when it comes to future partnerships. We believe our ability to bring an enhanced product set and a larger balance sheet with better capital allows a potential partner to better serve their clients. As previously disclosed, we do not feel compelled to enter into a partnership.

RESULTS OF OPERATIONS

The following table sets forth certain income statement information of Old National for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(dollars in thousands)	2018	2017	Change	2018	2017	Change
Income Statement Summary:
Net interest income	$131,963	$104,333	26.5%	$260,535	$210,134	24.0%
Provision for loan losses	2,446	1,355	80.5	2,826	1,702	66.0
Noninterest income	49,289	49,271	0.0	91,194	92,191	(1.1)
Noninterest expense	130,460	102,811	26.9	247,617	204,702	21.0
Other Data:
Return on average common equity	8.06%	8.33%		8.46%	8.11%
Return on tangible common equity (1)	14.09	13.56		14.71	13.11
Return on average tangible common equity (1)	14.28	13.82		15.04	13.60
Efficiency ratio (1)	69.58	64.05		67.76	64.35
Tier 1 leverage ratio	8.30	8.65		8.30	8.65
Net charge-offs (recoveries) to average loans	(0.03)	0.01		(0.01)	0.01

(1)	Represents a non-GAAP financial measure. Refer to “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.

Net Interest Income

Net interest income is the most significant component of our earnings, comprising 74% of revenues for the six months ended June 30, 2018. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities.

The Federal Reserve increased the discount rate 25 basis points at both of their March and June 2018 meetings. The rate increases were driven by the Federal Reserve’s inflation and wage pressure expectations in conjunction with a moderately expanding economy. The Treasury yield curve flattened as short-term rates rose while long-term interest rates remained flat. Collectively, these factors marginally improved the outlook for our net interest income and margin.

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

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is also presented in the table that follows, adjusted to a taxable equivalent basis to reflect what our tax-exempt assets would need to yield in order to achieve the same after-tax yield as a taxable asset. We used the federal statutory tax rate in effect of 21% for the three and six months ended June 30, 2018, compared to 35% for the three and six months ended June 30, 2017. This analysis portrays the income tax benefits associated in tax-exempt assets and helps to facilitate a comparison between taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully taxable equivalent basis. Therefore, management believes these measures provide useful information for both management and investors by allowing them to make peer comparisons.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2018	2017	2018	2017
Net interest income	$131,963	$104,333	$260,535	$210,134
Conversion to fully taxable equivalent	2,825	5,643	5,592	11,331

Net interest income - taxable equivalent basis	$134,788	$109,976	$266,127	$221,465

Average earning assets	$15,176,711	$12,844,504	$15,191,220	$12,793,962

Net interest margin	3.48%	3.25%	3.43%	3.28%
Net interest margin - taxable equivalent basis	3.55%	3.42%	3.50%	3.46%

The increase in net interest income for the three and six months ended June 30, 2018 when compared to the same periods in 2017 was primarily due to higher average earning assets of $2.332 billion in the three months ended June 30, 2018 when compared to the three months ended June 30, 2017 and $2.397 billion in the six months ended June 30, 2018 when compared to the six months ended June 30, 2017. Partially offsetting the higher average earning assets were higher average interest-bearing liabilities of $1.612 billion in the three months ended June 30, 2018 when compared to the three months ended June 30, 2017 and $1.642 billion in the six months ended June 30, 2018 when compared to the six months ended June 30, 2017. Interest income in the three and six months ended June 30, 2018 included lower fully taxable equivalent interest income resulting from the income tax rate decrease to 21% in 2018. Net interest income for the three and six months ended June 30, 2018 and 2017 included accretion income (interest income in excess of contractual interest income) associated with acquired loans. Accretion income totaled $11.5 million in the three months ended June 30, 2018 and $22.5 million in the six months June 30, 2018, compared to $9.7 million in the three months ended June 30, 2017 and $22.3 million in the six months ended June 30, 2017. We expect accretion income on our PCI loans to decrease over time, but this may be offset by future acquisitions.

The following tables present the average balance sheet for each major asset and liability category, its related interest income and yield, or its expense and rate for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended			Three Months Ended
(dollars in thousands)	June 30, 2018			June 30, 2017
	Average	Income (1)/	Yield/	Average	Income (1)/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Money market and other interest-earning investments	$51,724	$117	0.91%	$27,222	$55	0.80%
Investment securities:
Treasury and government sponsored agencies	648,778	3,387	2.09%	575,940	2,798	1.94%
Mortgage-backed securities	1,588,140	8,904	2.24%	1,485,582	7,590	2.04%
States and political subdivisions	1,118,395	10,591	3.79%	1,122,769	13,375	4.76%
Other securities	507,646	3,909	3.08%	446,521	2,866	2.57%

Total investment securities	3,862,959	26,791	2.77%	3,630,812	26,629	2.93%

Loans: (2)
Commercial	2,873,781	32,527	4.48%	1,938,751	19,352	3.95%
Commercial real estate	4,449,839	57,251	5.09%	3,240,318	39,830	4.86%
Residential real estate loans	2,177,587	22,208	4.08%	2,127,867	21,268	4.00%
Consumer	1,760,821	17,667	4.02%	1,879,534	16,718	3.57%

Total loans	11,262,028	129,653	4.57%	9,186,470	97,168	4.21%

Total earning assets	15,176,711	$156,561	4.11%	12,844,504	$123,852	3.84%

Less: Allowance for loan losses	(51,493)			(50,937)
Non-earning Assets
Cash and due from banks	205,617			200,209
Other assets	2,086,822			1,860,676

Total assets	$17,417,657			$14,854,452

Interest-Bearing Liabilities
Checking and NOW accounts	$3,097,635	$969	0.13%	$2,643,123	$511	0.08%
Savings accounts	3,036,936	1,777	0.23%	2,944,314	1,209	0.16%
Money market accounts	1,103,177	702	0.26%	684,911	146	0.09%
Time deposits	1,810,328	5,691	1.26%	1,441,998	2,858	0.80%

Total interest-bearing deposits	9,048,076	9,139	0.41%	7,714,346	4,724	0.25%

Federal funds purchased and interbank borrowings	140,471	647	1.85%	166,690	422	1.02%
Securities sold under agreements to repurchase	332,599	434	0.52%	329,182	334	0.41%
FHLB advances	1,713,832	8,824	2.07%	1,443,453	6,017	1.67%
Other borrowings	249,291	2,729	4.38%	219,085	2,379	4.34%

Total borrowed funds	2,436,193	12,634	2.08%	2,158,410	9,152	1.70%

Total interest-bearing liabilities	$11,484,269	$21,773	0.76%	$9,872,756	$13,876	0.56%

Noninterest-Bearing Liabilities
Demand deposits	$3,602,732			$2,988,147
Other liabilities	147,052			128,231
Shareholders’ equity	2,183,604			1,865,318

Total liabilities and shareholders’ equity	$17,417,657			$14,854,452

Net interest rate spread			3.35%			3.28%
Net interest margin (3)			3.55%			3.42%
Taxable equivalent adjustment		$2,825			$5,643

(1)	Interest income is reflected on a fully taxable equivalent basis.
(2)	Includes loans held for sale.
(3)	Net interest margin is defined as net interest income on a tax equivalent basis as a percentage of average earning assets.

	Six Months Ended			Six Months Ended
(dollars in thousands)	June 30, 2018			June 30, 2017
	Average	Income (1)/	Yield/	Average	Income (1)/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Money market and other interest-earning investments	$59,089	$207	0.71%	$27,352	$86	0.63%
Investment securities:
Treasury and government sponsored agencies	655,897	6,811	2.08%	558,279	5,579	2.00%
Mortgage-backed securities	1,610,252	18,424	2.29%	1,498,414	15,408	2.06%
States and political subdivisions	1,161,386	21,069	3.63%	1,128,042	26,981	4.78%
Other securities	483,685	7,578	3.13%	445,881	5,694	2.55%

Total investment securities	3,911,220	53,882	2.76%	3,630,616	53,662	2.96%

Loans: (2)
Commercial	2,817,050	60,733	4.29%	1,913,480	38,440	4.00%
Commercial real estate	4,422,075	113,037	5.08%	3,205,853	80,154	4.97%
Residential real estate loans	2,177,003	43,680	4.01%	2,134,681	42,522	3.98%
Consumer	1,804,783	35,495	3.97%	1,881,980	33,144	3.55%

Total loans	11,220,911	252,945	4.50%	9,135,994	194,260	4.25%

Total earning assets	15,191,220	$307,034	4.04%	12,793,962	$248,008	3.87%

Less: Allowance for loan losses	(51,225)			(50,824)
Non-earning Assets
Cash and due from banks	202,392			197,927
Other assets	2,088,299			1,869,215

Total assets	$17,430,686			$14,810,280

Interest-Bearing Liabilities
Checking and NOW accounts	$3,082,619	$1,788	0.12%	$2,614,627	$967	0.07%
Savings accounts	3,044,748	3,120	0.21%	2,957,020	2,367	0.16%
Money market accounts	1,130,939	1,248	0.22%	695,890	295	0.09%
Time deposits	1,773,859	10,238	1.16%	1,441,218	5,478	0.77%

Total interest-bearing deposits	9,032,165	16,394	0.37%	7,708,755	9,107	0.24%

Federal funds purchased and interbank borrowings	200,578	1,664	1.67%	177,818	778	0.88%
Securities sold under agreements to repurchase	337,612	793	0.47%	330,285	590	0.36%
FHLB advances	1,694,871	16,604	1.98%	1,436,752	11,329	1.59%
Other borrowings	249,062	5,452	4.38%	219,025	4,739	4.33%

Total borrowed funds	2,482,123	24,513	1.99%	2,163,880	17,436	1.62%

Total interest-bearing liabilities	$11,514,288	$40,907	0.72%	$9,872,635	$26,543	0.54%

Noninterest-Bearing Liabilities
Demand deposits	$3,583,027			$2,952,797
Other liabilities	158,493			139,250
Shareholders’ equity	2,174,878			1,845,598

Total liabilities and shareholders’ equity	$17,430,686			$14,810,280

Net interest rate spread			3.32%			3.33%
Net interest margin (3)			3.50%			3.46%
Taxable equivalent adjustment		$5,592			$11,331

(1)	Interest income is reflected on a fully taxable equivalent basis.
(2)	Includes loans held for sale.
(3)	Net interest margin is defined as net interest income on a tax equivalent basis as a percentage of average earning assets.

The following table presents the dollar amount of changes in taxable equivalent net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid for the three and six months ended June 30, 2018 and 2017.

	From Three Months Ended			From Six Months Ended
	June 30, 2017 to Three			June 30, 2017 to Six
	Months Ended June 30, 2018			Months Ended June 30, 2018
	Total	Attributed to		Total	Attributed to
(dollars in thousands)	Change	Volume	Rate	Change	Volume	Rate
Interest Income
Money market and other interest-earning investments	$62	$51	$11	$121	$105	$16
Investment securities (1)	162	1,657	(1,495)	220	4,006	(3,786)
Loans (1)	32,485	22,944	9,541	58,685	45,729	12,956

Total interest income	32,709	24,652	8,057	59,026	49,840	9,186

Interest Expense
Checking and NOW deposits	458	115	343	821	221	600
Savings deposits	568	45	523	753	77	676
Money market deposits	556	177	379	953	331	622
Time deposits	2,833	942	1,891	4,760	1,585	3,175
Federal funds purchased and interbank borrowings	225	(94)	319	886	141	745
Securities sold under agreements to repurchase	100	4	96	203	14	189
FHLB advances	2,807	1,259	1,548	5,275	2,278	2,997
Other borrowings	350	329	21	713	654	59

Total interest expense	7,897	2,777	5,120	14,364	5,301	9,063

Net interest income	$24,812	$21,875	$2,937	$44,662	$44,539	$123

The variance not solely due to rate or volume is allocated equally between the rate and volume variances.

(1)	Interest on investment securities and loans includes the effect of taxable equivalent adjustments of $1.1 million and $1.8 million, respectively, during the three months ended June 30, 2018; and $2.1 million and $3.5 million, respectively, during the six months ended June 30, 2018; using the federal statutory rate in effect of 21%.

The increase in the net interest margin on a fully taxable equivalent basis for the three and six months ended June 30, 2018 when compared to the same periods in 2017 was primarily due to higher yield on interest earning assets and a change in the mix of average interest earning assets and interest-bearing liabilities, partially offset by higher costs of interest-bearing liabilities. The yield on interest earning assets increased 27 basis points and the cost of interest-bearing liabilities increased 20 basis points in the quarterly year-over-year comparison. The yield on interest earning assets is calculated by dividing annualized taxable equivalent net interest income by average interest earning assets while the cost of interest-bearing liabilities is calculated by dividing annualized interest expense by average interest-bearing liabilities. Accretion income represented 30 basis points of the net interest margin for the three months ended June 30, 2018 and 2017. The increase in the net interest margin for the six months ended June 30, 2018 was also partially offset by lower yields associated with accretion income on acquired loans. Accretion income represented 30 basis points of the net interest margin for the six months ended June 30, 2018, compared to 35 basis points of the net interest margin for the six months ended June 30, 2017. The yield on interest earning assets increased 17 basis points and the cost of interest-bearing liabilities increased 18 basis points in the six months ended June 30, 2018 when compared to the six months ended June 30, 2017.

Average earning assets were $15.177 billion for the three months ended June 30, 2018, compared to $12.845 billion for the three months ended June 30, 2017, an increase of $2.332 billion, or 18%. Average earning assets were $15.191 billion for the six months ended June 30, 2018, compared to $12.794 billion for the six months ended June 30, 2017, an increase of $2.397 billion, or 19%. The increases in average earning assets were primarily due to our acquisition of Anchor (MN) in November 2017. The loan portfolio including loans held for sale, which generally has an average yield higher than the investment portfolio, was approximately 74% of average interest earning assets for the six months ended June 30, 2018, compared to 71% for the six months ended June 30, 2017.

Average loans including loans held for sale increased $2.076 billion for the three months ended June 30, 2018 and $2.085 billion for the six months ended June 30, 2018 when compared to the same periods in 2017 reflecting organic loan growth, as well as an increase attributable to loans acquired from Anchor (MN) in November 2017. Loans including loans held for sale attributable to the Anchor (MN) acquisition totaled $1.595 billion as of the closing date of the acquisition, which was November 1, 2017.

Average investments increased $232.1 million for the three months ended June 30, 2018 and $280.6 million for the six months ended June 30, 2018 when compared to the same periods in 2017 reflecting the Anchor (MN) acquisition.

Average noninterest-bearing deposits increased $614.6 million for the three months ended June 30, 2018 and $630.2 million for the six months ended June 30, 2018 when compared to the same periods in 2017. Average interest-bearing deposits increased $1.334 billion for the three months ended June 30, 2018 and $1.323 billion for the six months ended June 30, 2018 when compared to the same periods in 2017. The increases in average deposits also reflected the Anchor (MN) acquisition.

Average borrowed funds increased $277.8 million for the three months ended June 30, 2018 and $318.2 million for the six months ended June 30, 2018 when compared to the same periods in 2017 primarily due to increased funding needed as a result of growth in our loan portfolio that outpaced deposit growth.

Provision for Loan Losses

The provision for loan losses was $2.4 million for the three months ended June 30, 2018, compared to $1.4 million for the three months ended June 30, 2017. Net recoveries totaled $0.8 million during the three months ended June 30, 2018, compared to net charge-offs of $0.2 million during the three months ended June 30, 2017. The provision for loan losses was $2.8 million for the six months ended June 30, 2018, compared to $1.7 million for the six months ended June 30, 2017. Net recoveries totaled $0.5 million during the six months ended June 30, 2018, compared to net charge-offs of $0.5 million during the six months ended June 30, 2017. The higher provision for loan losses is the result of loan growth and increases in the allowance for loan losses related to loans individually evaluated for impairment, partially offset by lower incurred loss rate expectations. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense.

Noninterest Income

We generate revenues in the form of noninterest income through client fees, sales commissions, and other gains and losses from our core banking franchise and other related businesses, such as wealth management, investment consulting, and investment products. The following table details the components in noninterest income for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(dollars in thousands)	2018	2017	Change	2018	2017	Change
Wealth management fees	$9,746	$9,679	0.7%	$18,772	$18,678	0.5%
Service charges on deposit accounts	10,765	10,040	7.2	21,524	19,883	8.3
Debit card and ATM fees	5,080	4,436	14.5	9,945	8,672	14.7
Mortgage banking revenue	5,189	5,186	0.1	9,381	9,412	(0.3)
Investment product fees	5,066	5,004	1.2	10,097	9,993	1.0
Capital markets income	896	2,747	(67.4)	1,394	3,778	(63.1)
Company-owned life insurance	2,430	2,117	14.8	5,035	4,266	18.0
Net securities gains (losses)	1,494	3,075	(51.4)	2,282	4,575	(50.1)
Recognition of deferred gain on sale leaseback transactions	394	538	(26.8)	789	1,075	(26.6)
Other income	8,229	6,449	27.6	11,975	11,859	1.0

Total noninterest income	$49,289	$49,271	0.0%	$91,194	$92,191	(1.1)%

The increase in noninterest income for the three months ended June 30, 2018 when compared to the three months ended June 30, 2017 was primarily due to higher noninterest income attributable to the Anchor (MN) acquisition. These increases were substantially offset by 2017 recoveries on loans originated by AnchorBank (WI) that had been fully charged-off prior to the acquisition totaling $1.6 million, lower capital markets income, and lower net securities gains.

The decrease in noninterest income for the six months ended June 30, 2018 when compared to the six months ended June 30, 2017 was primarily due to 2017 recoveries on loans originated by AnchorBank (WI) that had been fully charged-off prior to the acquisition totaling $3.1 million, lower net securities gains, and lower capital markets income. These decreases were substantially offset by higher noninterest income attributable to the Anchor (MN) acquisition.

Service charges and overdraft fees increased $0.7 million for the three months ended June 30, 2018 and $1.6 million for the six months ended June 30, 2018 when compared to the same periods in 2017 primarily due to higher service charges and overdraft fees attributable to the Anchor (MN) acquisition.

Debit card and ATM fees increased $0.6 million for the three months ended June 30, 2018 and $1.3 million for the six months ended June 30, 2018 when compared to the same periods in 2017 primarily due to higher interchange income attributable to the Anchor (MN) acquisition.

Capital markets income is comprised of customer interest rate swap fees, foreign currency exchange fees, and net gains (losses) on foreign currency adjustments. Capital markets income decreased $1.9 million for the three months ended June 30, 2018 and $2.4 million for the six months ended June 30, 2018 when compared to the same periods in 2017 primarily due to lower customer interest rate swap fees.

Net securities gains decreased $1.6 million for the three months ended June 30, 2018 and $2.3 million for the six months ended June 30, 2018 when compared to the same periods in 2017 primarily due to lower realized gains on sales of available-for-sale securities in 2018.

Other income increased $1.8 million for the three months ended June 30, 2018 when compared to the three months ended June 30, 2017 primarily due to a $2.2 million gain on the sale of our student loan portfolio in the second quarter of 2018 and higher other income attributable to the Anchor (MN) acquisition. These increases were partially offset by lower other income resulting from second quarter 2017 recoveries on loans originated by AnchorBank (WI) that had been fully charged-off prior to the acquisition totaling $1.6 million and lower gains on sales of fixed assets totaling $1.2 million.

Noninterest Expense

The following table details the components in noninterest expense for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(dollars in thousands)	2018	2017	Change	2018	2017	Change
Salaries and employee benefits	$66,592	$57,606	15.6%	$130,771	$114,170	14.5%
Occupancy	12,873	10,539	22.1	26,153	22,673	15.3
Equipment	3,728	3,350	11.3	7,293	6,577	10.9
Marketing	3,962	3,673	7.9	7,659	6,723	13.9
Data processing	9,724	8,226	18.2	18,124	15,834	14.5
Communication	2,772	2,288	21.2	5,836	4,702	24.1
Professional fees	2,923	4,077	(28.3)	5,653	6,728	(16.0)
Loan expenses	1,843	1,693	8.9	3,587	3,324	7.9
Supplies	903	594	52.0	1,625	1,173	38.5
FDIC assessment	3,161	2,130	48.4	5,806	4,617	25.8
Other real estate owned expense	196	1,009	(80.6)	545	2,124	(74.3)
Amortization of intangibles	3,416	2,781	22.8	7,025	5,801	21.1
Amortization of tax credit investments	11,858	—	N/M	12,574	—	N/M
Other expense	6,509	4,845	34.3	14,966	10,256	45.9

Total noninterest expense	$130,460	$102,811	26.9%	$247,617	$204,702	21.0%

N/M = Not meaningful

Noninterest expense increased $27.6 million for the three months ended June 30, 2018 when compared to the three months ended June 30, 2017 primarily due to amortization of tax credit investments totaling $11.9 million for the three months ended June 30, 2018 reflecting the completion of investment tax credit projects during 2018. Also contributing to the increase in noninterest expense were $9.5 million of operating expenses and $2.4 million of acquisition and integration costs associated with Anchor (MN).

Noninterest expense increased $42.9 million for the six months ended June 30, 2018 when compared to the six months ended June 30, 2017 primarily due to $21.0 million of operating expenses and $4.7 million of acquisition and integration costs associated with Anchor (MN). Also contributing to the increase in noninterest expense was amortization of tax credit investments totaling $12.6 million for the six months ended June 30, 2018 reflecting the completion of investment tax credit projects during 2018.

Salaries and benefits is the largest component of noninterest expense. Salaries and benefits increased $9.0 million for the three months ended June 30, 2018 and $16.6 million for the six months ended June 30, 2018 when compared to the same periods in 2017 primarily due to higher salaries and benefits associated with the Anchor (MN) acquisition and higher profit sharing expenses. During the second quarter of 2018, Old National increased its 401(k) match to 75% of employee compensation deferral contributions of the first 4% of compensation, and 50% of the next 4% of compensation. The change was retroactive for all of 2018. For 2017, we matched 50% of employee compensation deferral contributions, up to 6% of compensation.

Occupancy expenses increased $2.3 million for the three months ended June 30, 2018 and $3.5 million for the six months ended June 30, 2018 when compared to the same periods in 2017 primarily due to higher occupancy expenses attributable to the Anchor (MN) acquisition. Also contributing to the increases in occupancy expenses were higher real estate taxes of $0.7 million in the three months ended June 30, 2018 and $0.9 million for the six months ended June 30, 2018 when compared to the same periods in 2017.

Data processing expenses increased $1.5 million for the three months ended June 30, 2018 and $2.3 million for the six months ended June 30, 2018 when compared to the same periods in 2017 primarily due to integration expenses associated with the Anchor (MN) acquisition.

Communication expenses increased $0.5 million for the three months ended June 30, 2018 and $1.1 million for the six months ended June 30, 2018 when compared to the same periods in 2017 primarily due to integration expenses associated with the Anchor (MN) acquisition.

Professional fees decreased $1.2 million for the three months ended June 30, 2018 and $1.1 million for the six months ended June 30, 2018 when compared to the same periods in 2017 primarily due to $1.0 million of pre-tax expenses recorded in the second quarter of 2017 related to an initiative to improve how we serve our clients and increase efficiency.

FDIC assessment expenses increased $1.0 million for the three months ended June 30, 2018 and $1.2 million for the six months ended June 30, 2018 when compared to the same periods in 2017 primarily due to the addition of Anchor (MN).

Amortization of intangibles increased $0.6 million for the three months ended June 30, 2018 and $1.2 million for the six months ended June 30, 2018 when compared to the same periods in 2017 primarily due to amortization of core deposit intangibles related to the Anchor (MN) acquisition.

Amortization of tax credit investments was $11.9 million for the three months ended June 30, 2018 and $12.6 million for the six months ended June 30, 2018 reflecting the completion of investment tax credit projects during 2018. There was no amortization related to tax credit investments recorded in noninterest expense for the three or six months ended June 30, 2017. We anticipate amortization of tax credit investments including discrete tax items of approximately $15 million to $18 million in the second half of 2018. The recognition of tax credit amortization expense is contingent upon the successful rehabilitation of a historic building or completion of a solar project within the reporting period. Many factors including weather, labor availability, building regulations, inspections, and other unexpected construction delays related to a rehabilitation project can cause a project to exceed its estimated completion date. See Note 13 to the consolidated financial statements for additional information on our tax credit investments.

Other expense increased $4.7 million for the six months ended June 30, 2018 when compared to the six months ended June 30, 2017 primarily due to higher other expense associated with the Anchor (MN) acquisition and higher impairments of long-lived assets totaling $2.1 million in the six months ended June 30, 2018 related to branch consolidations.

Provision for Income Taxes

We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by a tax benefit from our tax credit investments and interest on tax-exempt securities and loans. The provision for income taxes, as a percentage of pre-tax income, was 9.0% for the three months ended June 30, 2018, compared to 21.4% for the three months ended June 30, 2017. The provision for income taxes, as a percentage of pre-tax income, was 9.2% for the six months ended June 30, 2018, compared to 22.0% for the six months ended June 30, 2017. In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at June 30, 2018 based on the current estimate of the effective annual rate. The lower effective tax rate during the three and six months ended June 30, 2018 when compared to the same periods in 2017 was primarily the result of the lowering of the federal corporate tax rate to 21% in 2018 and an increase in federal tax credits available. See Note 20 to the consolidated financial statements for additional information.

FINANCIAL CONDITION

Overview

At June 30, 2018, our assets were $17.483 billion, a $2.526 billion increase compared to assets of $14.957 billion at June 30, 2017, and a $35.3 million decrease compared to assets of $17.518 billion at December 31, 2017. The increase from June 30, 2017 to June 30, 2018 was primarily due to the acquisition of Anchor (MN) in November 2017, which had $2.222 billion in assets as of the closing date of the acquisition. Organic growth in our commercial loan portfolios also contributed to the June 30, 2017 to June 30, 2018 increase in assets.

Earning Assets

Our earning assets are comprised of investment securities, portfolio loans, loans held for sale, money market investments, interest earning accounts with the Federal Reserve, and trading securities. Earning assets were $15.225 billion at June 30, 2018, a $2.309 billion increase compared to earning assets of $12.916 billion at June 30, 2017, and a $16.0 million increase compared to earning assets of $15.209 billion at December 31, 2017.

Investment Securities

We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements. However, we also have $73.6 million of U.S. government-sponsored entities and agencies securities, $139.6 million of fixed-rate mortgage-backed securities, and $312.6 million of state and political subdivision securities in our held-to-maturity investment portfolio at June 30, 2018.

Trading securities, which consist of mutual funds held in trusts associated with deferred compensation plans for former directors and executives, are recorded at fair value and totaled $5.6 million at June 30, 2018 compared to $5.2 million at June 30, 2017.

At June 30, 2018, the investment securities portfolio, including trading securities, was $3.849 billion compared to $3.624 billion at June 30, 2017, an increase of $224.8 million. Investment securities attributable to the Anchor (MN) acquisition totaled $308.8 million as of the closing date of the acquisition. Investment securities represented 25% of earning assets at June 30, 2018, compared to 28% at June 30, 2017 and 26% at December 31, 2017. Investment securities decreased as a percentage of total earning assets at June 30, 2018 when compared to June 30, 2017 due to a proportionately larger increase in loan balances. Stronger commercial loan demand in the future and management’s decision to deleverage the balance sheet could result in a reduction in the securities portfolio. At June 30, 2018, management does not intend to sell any securities in an unrealized loss position and does not believe we will be required to sell such securities.

The investment securities available-for-sale portfolio had net unrealized losses of $77.8 million at June 30, 2018, compared to net unrealized losses of $19.7 million at June 30, 2017, and net unrealized losses of $56.4 million at December 31, 2017. Net unrealized losses increased from December 31, 2017 to June 30, 2018 reflecting higher net unrealized losses on mortgage-backed securities primarily due to the effect of an increase in long-term interest rates.

The investment portfolio had an effective duration of 4.46 at June 30, 2018, compared to 4.25 at June 30, 2017, and 4.15 at December 31, 2017. Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates. Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage. The annualized average yields on investment securities, on a taxable equivalent basis, were 2.77% for the three months ended June 30, 2018, compared to 2.93% for the three months ended June 30, 2017. The annualized average yields on investment securities, on a taxable equivalent basis, were 2.76% for the six months ended June 30, 2018, compared to 2.96% for the six months ended June 30, 2017.

Loans Held for Sale

Mortgage loans held for immediate sale in the secondary market were $26.2 million at June 30, 2018, compared to $17.9 million at December 31, 2017. Certain mortgage loans are committed for sale at or prior to origination at a contracted price to an outside investor. Other mortgage loans held for immediate sale are hedged with TBA forward agreements and committed for sale when they are ready for delivery and remain on the Company’s balance sheet for a short period of time (typically 30 to 60 days). These loans are sold without recourse, beyond customary representations and warranties, and Old National has not experienced material losses arising from these sales. Mortgage originations are subject to volatility due to interest rates and home sales, among other factors.

We have elected the fair value option under FASB ASC 825-10 prospectively for residential loans held for sale. The aggregate fair value exceeded the unpaid principal balance by $1.0 million at June 30, 2018, compared to $0.5 million at December 31, 2017.

Commercial and Commercial Real Estate Loans

Commercial and commercial real estate loans are the largest classification within earning assets, representing 49% of earning assets at June 30, 2018, compared to 41% at June 30, 2017 and 47% at December 31, 2017. At June 30, 2018, commercial and commercial real estate loans were $7.415 billion, an increase of $2.153 billion, or 41%, compared to June 30, 2017, and an increase of $342.8 million, or 5%, compared to December 31, 2017. Commercial and commercial real estate loans attributable to the Anchor (MN) acquisition totaled $1.516 billion as of the closing date of the acquisition.

Residential Real Estate Loans

At June 30, 2018, residential real estate loans held in our loan portfolio were $2.154 billion, an increase of $54.6 million compared to June 30, 2017, and a decrease of $13.1 million compared to December 31, 2017. Residential real estate loans attributable to the Anchor (MN) acquisition totaled $34.0 million as of the closing date of the acquisition. Future increases in interest rates could result in a decline in the level of refinancings and new originations of residential real estate loans.

Consumer Loans

Consumer loans, including automobile loans and personal and home equity loans and lines of credit, decreased $144.1 million at June 30, 2018 compared to June 30, 2017, and decreased $152.3 million from December 31, 2017. Old National assumed student loans in the acquisition of Anchor (WI) in May 2016. Student loans are guaranteed by the government from 97% to 100% and totaled $68.2 million at December 31, 2017. Old National sold the remaining student loan portfolio totaling $64.9 million during the second quarter of 2018, resulting in a $2.2 million gain that is included in other income on the income statement. Consumer loans attributable to the Anchor (MN) acquisition totaled $43.9 million as of the closing date of the acquisition. We continue to see runoff in our less profitable indirect consumer loan portfolio.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets at June 30, 2018 totaled $874.2 million, an increase of $187.3 million compared to $686.9 million at June 30, 2017. As of June 30, 2018, we have recorded $200.4 million of goodwill and other intangible assets associated with the acquisition of Anchor (MN).

Net Deferred Tax Assets

Net deferred tax assets decreased $56.6 million compared to June 30, 2017 primarily due to a revaluation of our deferred tax assets due to the enactment of the Tax Cuts and Jobs Act (“H.R. 1”), which lowered the federal corporate tax rate to 21%. Shortly after the enactment date, the SEC issued SAB 118, which addresses the situations where the accounting for changes in tax laws is complete, incomplete but can be reasonably estimated, and incomplete and cannot be reasonably estimated. SAB 118 also permits a measurement period of up to one year from the date of enactment to refine the provisional accounting. During the six months ended June 30, 2018, immaterial adjustments made to the preliminary valuation of assets acquired and liabilities assumed in the acquisition of Anchor (MN) impacted the estimated revaluation of Old National’s deferred tax assets. Old National completed its analysis of H.R. 1 during the second quarter of 2018. Future changes in the corporate tax rate could result in a change in value of Old National’s deferred tax assets and future income tax expense. See Note 20 to the consolidated financial statements for additional information.

Other Assets

Other assets increased $21.5 million, or 16%, since June 30, 2017 primarily due to higher accrued income taxes. Old National reclassified $20.1 million from deferred tax assets related to alternative minimum tax credits to accrued income taxes in the six months ended June 30, 2018 as a result of the enactment of H.R. 1. See Note 20 to the consolidated financial statements for additional information.

Funding

Total funding, comprised of deposits and wholesale borrowings, was $15.126 billion at June 30, 2018, an increase of $2.182 billion from $12.944 billion at June 30, 2017, and a decrease of $57.5 million from $15.184 billion at December 31, 2017. Included in total funding were deposits of $12.596 billion at June 30, 2018, an increase of $1.912 billion from $10.684 billion at June 30, 2017, and a decrease of $9.4 million from $12.606 billion at December 31, 2017. Deposits attributable to the Anchor (MN) acquisition totaled $1.777 billion as of the closing date of the acquisition. Noninterest-bearing deposits increased $589.6 million from June 30, 2017 to June 30, 2018. Interest-bearing checking and NOW deposits increased $414.5 million from June 30, 2017 to June 30, 2018, while savings deposits increased $101.4 million. Money market deposits increased $418.2 million from June 30, 2017 to June 30, 2018, while time deposits increased $388.9 million.

We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. At June 30, 2018, wholesale borrowings, including federal funds purchased and interbank borrowings, securities sold under agreements to repurchase, FHLB advances, and other borrowings, totaled $2.530 billion, an increase of $270.2 million, or 12%, from June 30, 2017, and a decrease of $48.1 million, or 2%, from December 31, 2017. Wholesale funding as a percentage of total funding was 17% at June 30, 2018, June 30, 2017, and December 31, 2017. The increase in wholesale funding from June 30, 2017 to June 30, 2018 was due to increases in FHLB advances, securities sold under agreements to repurchase, and other borrowings, partially offset by a decrease in federal funds purchased and interbank borrowings.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities increased $29.2 million, or 23%, from June 30, 2017 primarily due to an increase in unfunded commitments on various tax credit investments and increases in accrued incentives, severance, and profit sharing expenses. Accrued expenses and other liabilities decreased $23.6 million, or 13%, from December 31, 2017 primarily due to incentive and severance payments in the first half of 2018 and a decrease in unfunded commitments on various tax credit investments.

Capital

Shareholders’ equity totaled $2.200 billion at June 30, 2018, compared to $1.887 billion at June 30, 2017 and $2.154 billion at December 31, 2017. Shareholders’ equity at June 30, 2018 included $300.8 million from the 16.5 million shares of Common Stock that were issued in conjunction with the acquisition of Anchor (MN). We paid cash dividends of $0.26 per share in the six months ended June 30, 2018, which reduced equity by $39.6 million. The change in unrealized gains (losses) on available-for-sale investment securities decreased equity by $16.2 million during the six months ended June 30, 2018. The Company’s Common Stock is traded on the NASDAQ under the symbol “ONB” with 34,526 shareholders of record at June 30, 2018.

Capital Adequacy

Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At June 30, 2018, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of well-capitalized based on the most recent regulatory definition.

At June 30, 2018, Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

	Fully Phased-In Regulatory Guidelines	June 30,		December 31,
	Minimum	2018	2017	2017
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	8.30%	8.65%	8.28%
Common equity Tier 1 capital to risk-adjusted total assets	7.00	10.85	11.50	10.39
Tier 1 capital to risk-adjusted total assets	8.50	10.85	11.79	10.39
Total capital to risk-adjusted total assets	10.50	11.87	12.31	11.40
Shareholders’ equity to assets	N/A	12.58	12.61	12.30

N/A = not applicable

At June 30, 2018, Old National Bank, Old National’s bank subsidiary, maintained a strong capital position as evidenced by the following comparisons of key industry ratios.

	Fully Phased-In
	Regulatory Guidelines	Well Capitalized	June 30,		December 31,
	Minimum	Guidelines	2018	2017	2017
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	5.00%	8.92%	8.61%	8.93%
Common equity Tier 1 capital to risk-adjusted total assets	7.00	6.50	11.65	11.73	11.21
Tier 1 capital to risk-adjusted total assets	8.50	8.00	11.65	11.73	11.21
Total capital to risk-adjusted total assets	10.50	10.00	12.20	12.25	11.73

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

Investment Activities

We carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral. At June 30, 2018, we had pooled trust preferred securities with a fair value of $8.2 million, or less than 1% of the available-for-sale securities portfolio. These securities remained classified as available-for-sale and at June 30, 2018, the unrealized loss on our pooled trust preferred securities was approximately $5.7 million. The fair value of these securities should improve as we get closer to maturity, but not in all cases. During the first quarter of 2018, Old National sold a pooled trust security for proceeds of $1.8 million, which resulted in a loss of $0.9 million. There was no OTTI recorded during the six months ended June 30, 2018 or 2017.

All of our mortgage-backed securities are backed by U.S. government-sponsored or federal agencies. Municipal bonds, corporate bonds, and other debt securities are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. See Note 6 to the consolidated financial statements for additional details about our investment security portfolio.

Counterparty Exposure

Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation. We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry. Old National manages exposure to counterparty risk in connection with its derivatives transactions by generally engaging in transactions with counterparties having ratings of at least A by Standard & Poor’s Rating Service or A2 by Moody’s Investors Service. Total credit exposure is monitored by counterparty and managed within limits that management believes to be prudent. Old National’s net counterparty exposure was an asset of $274.7 million at June 30, 2018.

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

Old National assumed student loans in the acquisition of Anchor (WI) in May 2016. Student loans are guaranteed by the government from 97% to 100% and totaled $68.2 million at December 31, 2017. Old National sold the remaining student loan portfolio totaling $64.9 million during the second quarter of 2018, resulting in a $2.2 million gain that is included in other income on the income statement.

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

We lend to commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling, and retailing. Old National manages concentrations of credit exposure by industry, product, geography, customer relationship, and loan size. While loans to lessors of both residential and non-residential real estate exceed 10% of total loans, no individual sub-segment category within those broader categories reaches the 10% threshold. At June 30, 2018, we had minimal exposure to foreign borrowers and no sovereign debt. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Kentucky, Michigan, Wisconsin, and Minnesota. We are experiencing a slow and gradual improvement in the economy of our principal markets. Management expects that trends in under-performing, criticized, and classified loans will be influenced by the degree to which the economy strengthens or weakens.

On November 1, 2017, Old National closed on its acquisition of Anchor (MN). As of the closing date of the acquisition, loans totaled $1.594 billion and other real estate owned totaled $1.1 million. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. Old National reviewed the acquired loans and determined that as of June 30, 2018, $34.3 million met the definition of criticized and $37.5 million were considered classified (of which $22.8 million are reported with nonaccrual loans). Our current preference would be to work these loans and avoid foreclosure actions unless additional credit deterioration becomes apparent. These acquired impaired loans, along with $0.7 million of other real estate owned, are included in our summary of under-performing, criticized, and classified assets found below.

Summary of under-performing, criticized, and classified assets:

	June 30,		December 31,
(dollars in thousands)	2018	2017	2017
Nonaccrual loans:
Commercial	$36,260	$29,856	$27,202
Commercial real estate	70,907	63,051	62,425
Residential real estate	23,198	19,029	22,171
Consumer	8,717	13,583	13,129

Total nonaccrual loans (1)	139,082	125,519	124,927
Renegotiated loans not on nonaccrual	17,139	14,123	19,589
Past due loans (90 days or more and still accruing):
Commercial	85	2	144
Residential real estate	389	74	—
Consumer	1,101	125	750

Total past due loans	1,575	201	894
Other real estate owned	3,729	11,071	8,810

Total under-performing assets	$161,525	$150,914	$154,220

Classified loans (includes nonaccrual, renegotiated, past due 90 days, and other problem loans)	$249,708	$237,997	$226,583
Other classified assets (2)	3,149	7,449	4,556
Criticized loans	154,891	99,502	188,085

Total criticized and classified assets	$407,748	$344,948	$419,224

Asset Quality Ratios:
Non-performing loans/total loans (3) (4)	1.38%	1.51%	1.30%
Under-performing assets/total loans and other real estate owned (3)	1.43	1.63	1.39
Under-performing assets/total assets	0.92	1.01	0.88
Allowance for loan losses/under-performing assets (5)	33.22	33.78	32.67
Allowance for loan losses/nonaccrual loans (1)	38.58	40.62	40.33

(1)	Includes purchased credit impaired loans of approximately $11.3 million at June 30, 2018, $6.8 million at June 30, 2017, and $12.6 million at December 31, 2017 that are categorized as nonaccrual for credit analysis purposes because the collection of principal or interest is doubtful. However, these loans are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.
(2)	Includes 1 pooled trust preferred security and 1 insurance policy at June 30, 2018.
(3)	Loans exclude loans held for sale.
(4)	Non-performing loans include nonaccrual and renegotiated loans.
(5)	Because the acquired loans were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date.

Under-performing assets totaled $161.5 million at June 30, 2018, compared to $150.9 million at June 30, 2017 and $154.2 million at December 31, 2017. Under-performing assets as a percentage of total loans and other real estate owned at June 30, 2018 were 1.43%, a decrease of 20 basis points from 1.63% at June 30, 2017 and an increase of 4 basis points from 1.39% at December 31, 2017.

Nonaccrual loans increased from June 30, 2017 primarily due to an increase in nonaccrual commercial and commercial real estate loans. Nonaccrual loans at June 30, 2018 include $22.8 million of loans related to the Anchor (MN) acquisition. As a percentage of nonaccrual loans, the allowance for loan losses was 38.58% at June 30, 2018, compared to 40.62% at June 30, 2017 and 40.33% at December 31, 2017. PCI loans that were included in the nonaccrual category for credit analysis purposes because the collection of principal or interest is doubtful totaled

$11.3 million at June 30, 2018, compared to $6.8 million at June 30, 2017 and $12.6 million at December 31, 2017. However, they are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

Total criticized and classified assets were $407.7 million at June 30, 2018, an increase of $62.8 million from June 30, 2017, and a decrease of $11.5 million from December 31, 2017. Other classified assets include investment securities that fell below investment grade rating totaling $3.1 million at June 30, 2018, compared to $7.4 million at June 30, 2017 and $4.6 million at December 31, 2017.

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

At June 30, 2018, our TDRs consisted of $9.0 million of commercial loans, $34.9 million of commercial real estate loans, $3.8 million of residential loans, and $3.4 million of consumer loans totaling $51.1 million. Approximately $34.0 million of the TDRs at June 30, 2018 were included with nonaccrual loans. At December 31, 2017, our TDRs consisted of $12.1 million of commercial loans, $34.7 million of commercial real estate loans, $3.3 million of residential loans, and $3.9 million of consumer loans totaling $54.0 million. Approximately $34.0 million of the TDRs at December 31, 2017 were included with nonaccrual loans.

Old National has allocated specific reserves to customers whose loan terms have been modified in TDRs totaling $4.8 million at June 30, 2018 and $5.7 million of December 31, 2017. At June 30, 2018, Old National had committed to lend an additional $4.0 million to customers with outstanding loans that are classified as TDRs.

The terms of certain other loans were modified during 2018 that did not meet the definition of a TDR. It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have extended the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification. The evaluation is performed under our internal underwriting policy. We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral, or a bona fide guarantee. We also consider whether the modification was insignificant relative to the other terms of the agreement or the delay in a payment.

PCI loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition. If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually. If the PCI loan is being accounted for as part of a pool, it will not be removed from the pool. At June 30, 2018, it has not been necessary to remove any loans from PCI accounting.

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

Allowance for Loan Losses and Reserve for Unfunded Commitments

Loan charge-offs, net of recoveries, totaled $(0.8) million for the three months ended June 30, 2018, compared to $0.2 million for the three months ended June 30, 2017. Annualized, net charge-offs (recoveries) to average loans were (0.03)% for the three months ended June 30, 2018 compared to 0.01% for the three months ended June 30, 2017. Loan charge-offs, net of recoveries, totaled $(0.5) million for the six months ended June 30, 2018, compared to $0.5 million for the six months ended June 30, 2017. Annualized, net charge-offs (recoveries) to average loans were (0.01)% for the six months ended June 30, 2018 compared to 0.01% for the six months ended June 30, 2017. Management will continue its efforts to reduce the level of non-performing loans and may consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for loan losses.

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

At June 30, 2018, the allowance for loan losses was $53.7 million, an increase of $2.7 million compared to $51.0 million at June 30, 2017, and an increase of $3.3 million compared to $50.4 million at December 31, 2017. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense.

As a percentage of total loans excluding loans held for sale, the allowance was 0.48% at June 30, 2018, compared to 0.55% at June 30, 2017 and 0.45% at December 31, 2017.

The following table provides additional details of the components of the allowance for loan losses, including ASC 450, Contingencies, for loans collectively evaluated for impairment, ASC 310-10, Receivables, for loans individually evaluated for impairment, and ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, for loans acquired with deteriorated credit quality:

	Collectively	Individually	Acquired with
	Evaluated for	Evaluated for	Deteriorated
(dollars in thousands)	Impairment	Impairment	Credit Quality	Total
Loan balance	$11,230,007	$114,089	$62,260	$11,406,356
Remaining purchase discount	(83,230)	(4,714)	(22,783)	(110,727)

Loans, net of discount	$11,146,777	$109,375	$39,477	$11,295,629

Allowance, January 1, 2018	$40,137	$10,078	$166	$50,381
Charge-offs	(4,579)	(1,145)	(15)	(5,739)
Recoveries	4,296	1,622	274	6,192
Provision expense	(553)	3,478	(99)	2,826

Allowance, June 30, 2018	$39,301	$14,033	$326	$53,660

We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. The reserve for unfunded loan commitments is classified as a liability account on the balance sheet and totaled $3.2 million at June 30, 2018, compared to $3.1 million at December 31, 2017.

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

The following table illustrates our projected net interest income sensitivity over a two year cumulative horizon based on the asset/liability model at June 30, 2018 and 2017:

	Immediate
	Rate Decrease		Immediate Rate Increase
	-50		+100	+200	+300
(dollars in thousands)	Basis Points	Base	Basis Points	Basis Points	Basis Points
June 30, 2018
Projected interest income:
Money market, other interest earning investments, and investment securities	$227,659	$233,393	$245,518	$257,181	$268,650
Loans	939,145	995,782	1,107,966	1,219,560	1,331,076

Total interest income	1,166,804	1,229,175	1,353,484	1,476,741	1,599,726

Projected interest expense:
Deposits	59,512	91,974	170,875	249,772	328,664
Borrowings	102,985	119,546	152,623	185,688	218,770

Total interest expense	162,497	211,520	323,498	435,460	547,434

Net interest income	$1,004,307	$1,017,655	$1,029,986	$1,041,281	$1,052,292

Change from base	$(13,348)		$12,331	$23,626	$34,637
% change from base	-1.31%		1.21%	2.32%	3.40%

June 30, 2017
Projected interest income:
Money market, other interest earning investments, and investment securities	$221,572	$229,235	$239,969	$248,182	$257,766
Loans	681,078	728,701	822,228	914,769	1,006,899

Total interest income	902,650	957,936	1,062,197	1,162,951	1,264,665

Projected interest expense:
Deposits	23,735	44,479	106,022	167,560	229,092
Borrowings	68,331	81,104	107,917	134,719	161,506

Total interest expense	92,066	125,583	213,939	302,279	390,598

Net interest income	$810,584	$832,353	$848,258	$860,672	$874,067

Change from base	$(21,769)		$15,905	$28,319	$41,714
% change from base	-2.62%		1.91%	3.40%	5.01%

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

Because the models are driven by expected behavior in various interest rate scenarios and many factors besides market interest rates affect our net interest income, we recognize that model outputs are not guarantees of actual results. For this reason, we model many different combinations of interest rates and balance sheet assumptions to understand our overall sensitivity to market interest rate changes, including shocks, yield curve flattening, yield curve steepening, as well as forecasts of likely interest rate scenarios. At June 30, 2018, our projected net interest income sensitivity based on the asset/liability models we utilize was within the limits of our interest rate risk policy for the scenarios tested.

We use derivative instruments, primarily interest rate swaps, to mitigate interest rate risk, including certain cash flow hedges on variable-rate debt with a notional amount of $625 million at June 30, 2018. Our derivatives had an estimated fair value loss of $6.2 million at June 30, 2018, compared to an estimated fair value loss of $2.2 million at December 31, 2017. See Note 21 to the consolidated financial statements for further discussion of derivative financial instruments.

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

A time deposit maturity schedule for Old National Bank is shown in the following table at June 30, 2018.

(dollars in thousands)
Maturity Bucket	Amount	Rate
2018	$823,222	1.27%
2019	629,179	1.45
2020	178,299	1.40
2021	88,229	1.47
2022	46,234	1.46
2023 and beyond	59,387	1.73

Total	$1,824,550	1.37%

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

The credit ratings of Old National and Old National Bank at June 30, 2018 are shown in the following table.

Moody’s Investor Service
	Long-term	Short-term
Old National	A3	N/A
Old National Bank	Aa3	P-1

N/A = not applicable

Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well. At June 30, 2018, Old National and its subsidiaries had the following availability of liquid funds and borrowings:

	Parent
(dollars in thousands)	Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$71,296	$202,578
Unencumbered government-issued debt securities	—	1,137,328
Unencumbered investment grade municipal securities	—	501,554
Unencumbered corporate securities	—	135,286
Availability of borrowings:
Amount available from Federal Reserve discount window*	—	476,154
Amount available from Federal Home Loan Bank Indianapolis*	—	472,419

Total available funds	$71,296	$2,925,319

*	Based on collateral pledged

The Parent Company (Old National Bancorp) has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows, and funds used for acquisitions. The Parent Company can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit, and through the issuance of debt securities. Additionally, the Parent Company has a shelf registration in place with the SEC permitting ready access to the public debt and equity markets. At June 30, 2018, the Parent Company’s other borrowings outstanding were $231.0 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $3.218 billion and standby letters of credit of $85.7 million at June 30, 2018. At June 30, 2018, approximately $2.986 billion of the loan commitments had fixed rates and $232.0 million had floating rates, with the floating rates ranging from 0.99% to 15%. At December 31, 2017, loan commitments were $3.144 billion and standby letters of credit were $68.7 million. The term of these off-balance sheet arrangements is typically one year or less.

Old National is a party in risk participation transactions of interest rate swaps, which had total notional amount of $30.8 million at June 30, 2018.

CONTRACTUAL OBLIGATIONS

The following table presents our significant fixed and determinable contractual obligations at June 30, 2018:

	Payments Due In
	One Year	One to	Three to	Over
(dollars in thousands)	or Less (1)	Three Years	Five Years	Five Years	Total
Deposits without stated maturity	$10,771,826	$—	$—	$—	$10,771,826
IRAs, consumer, and brokered certificates of deposit	823,222	807,478	134,463	59,387	1,824,550
Federal funds purchased and interbank borrowings	175,044	—	—	—	175,044
Securities sold under agreements to repurchase	347,511	—	—	—	347,511
FHLB advances	626,567	301,494	78,500	750,747	1,757,308
Other borrowings	1,286	284	332	248,339	250,241
Fixed interest payments (2)	20,123	66,165	60,491	113,089	259,868
Operating leases	9,698	35,519	31,001	71,742	147,960
Other long-term liabilities (3)	31,953	5,471	33	62	37,519

(1)	For the remaining six months of fiscal 2018.
(2)	Our senior notes, subordinated notes, certain trust preferred securities, and certain FHLB advances have fixed rates ranging from 1.50% to 6.08%. All of our other long-term debt is at LIBOR based variable rates at June 30, 2018. The projected variable interest assumes no increase in LIBOR rates from June 30, 2018.
(3)	Includes unfunded commitments on qualified affordable housing projects and other tax credit investments.

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

Goodwill

•	Description. For acquisitions, we are required to record the assets acquired, including identified intangible assets, and the liabilities assumed at their fair value. These often involve estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques that may include estimates of attrition, inflation, asset growth rates, or other relevant factors. Under FASB ASC 350, Intangibles – Goodwill and Other, goodwill recorded must be reviewed for impairment on an annual basis, as well as on an interim basis if events or changes indicate that the asset might be impaired. An impairment loss must be recognized for any excess of carrying value over fair value of the goodwill.

•	Judgments and Uncertainties. The determination of fair values is based on valuations using management’s assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors.

•	Effect if Actual Results Differ From Assumptions. Changes in these factors, as well as downturns in economic or business conditions, could have a significant adverse impact on the carrying value of goodwill and could result in impairment losses affecting our financials as a whole and our banking subsidiary in which the goodwill resides.

Allowance for Loan Losses

•	Description. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred losses in the consolidated loan portfolio. Management’s evaluation of the adequacy of the allowance is an estimate based on reviews of individual loans, pools of homogeneous loans, assessments of the impact of current and anticipated economic conditions on the portfolio, and historical loss experience. The allowance represents management’s best estimate, but significant downturns in circumstances relating to loan quality and economic conditions could result in a requirement for additional allowance. Likewise, an upturn in loan quality and improved economic conditions may allow a reduction in the required allowance. In either instance, unanticipated changes could have a significant impact on results of operations.

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

Management’s analysis of probable losses in the portfolio at June 30, 2018 resulted in a range for allowance for loan losses of $15.6 million. The range pertains to general (FASB ASC 450, Contingencies) reserves for both retail and performing commercial loans. Specific (FASB ASC 310, Receivables) reserves do not have a range of probable loss. Due to the risks and uncertainty associated with the economy and our projection of loss rates inherent in the portfolio, we establish a range of probable outcomes (a high-end estimate and a low-end estimate) and evaluate our position within this range. The potential effect to net income based on our position in the range relative to the high and low endpoints is a decrease of $1.8 million and an increase of $10.0 million, respectively, after taking into account the tax effects. These sensitivities are hypothetical and may not represent actual results.

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

See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk and Liquidity Risk.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number
			of Shares
	Total	Average	Purchased as	Maximum Number of
	Number	Price	Part of Publicly	Shares that May Yet
	of Shares	Paid Per	Announced Plans	Be Purchased Under
Period	Purchased	Share	or Programs	the Plans or Programs
04/01/18 - 04/30/18	1,196	$16.95	—	—
05/01/18 - 05/31/18	29,352	17.40	—	—
06/01/18 - 06/30/18	400	18.34	—	—

Quarter-to-date 6/30/18	30,948	$17.40	—	—

The Board of Directors did not authorize a stock repurchase plan for 2018. During the three months ended June 30, 2018, Old National repurchased a limited number of shares associated with employee share-based incentive programs.

ITEM 5.	OTHER INFORMATION

(a)	None

(b)	There have been no material changes in the procedure by which security holders recommend nominees to the Company’s board of directors.

ITEM 6.	EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of August 7, 2017 by and between Old National Bancorp and Anchor Bancorp, Inc. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2017).

2.2	Agreement and Plan of Merger dated as of June 20, 2018 by and between Old National Bancorp and Klein Financial, Inc. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2018).

3.1	Fourth Amended and Restated Articles of Incorporation of Old National, amended May 13, 2016 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2016).

3.2	Amended and Restated By-Laws of Old National, amended July 28, 2016 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2016).

4.1	Senior Indenture between Old National and The Bank of New York Trust Company (as successor to J.P. Morgan Trust Company, National Association (as successor to Bank One, N.A.)), as trustee, dated as of July 23, 1997 (incorporated by reference to Exhibit 4.3 to Old National’s Registration Statement on Form S-3, Registration No. 333-118374, filed with the Securities and Exchange Commission on December 2, 2004).

4.2	Second Indenture Supplement, dated as of August 15, 2014, between Old National and The Bank of New York Mellon Trust Company, N.A., as trustee, providing for the issuance of its 4.125% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2014).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Old National’s Form 10-Q Report for the quarterly period ended June 30, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD NATIONAL BANCORP

(Registrant)

By:	/s/ James C. Ryan, III
James C. Ryan, III Senior Executive Vice President and Chief Financial Officer Duly Authorized Officer and Principal Financial Officer

Date: August 1, 2018