Form 10-Q
period 2018-09-30
OLD NATIONAL BANCORP /IN/
filed 2018-10-31
CIK 707179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (s232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.  The registrant has one class of common stock (no par value) with 152,352,000 shares outstanding at September 30, 2018.

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

OTTI:  other-than-temporary impairment

PCI:  purchased credit impaired

PD:  probability of default

Renewable Energy:  investment tax credits for solar projects

SAB:  Staff Accounting Bulletin

SEC:  Securities and Exchange Commission

TBA:  to be announced

TDR:  troubled debt restructuring

OLD NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,	September 30,
(dollars and shares in thousands, except per share data)	2018	2017	2017
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$215,024	$222,753	$202,652
Money market and other interest-earning investments	71,737	67,679	49,715
Total cash and cash equivalents	286,761	290,432	252,367
Trading securities, at fair value	5,828	5,584	5,351
Investment securities - available-for-sale, at fair value:
U.S. Treasury	5,237	5,551	5,615
U.S. government-sponsored entities and agencies	611,696	664,286	576,436
Mortgage-backed securities	1,508,692	1,667,682	1,450,736
States and political subdivisions	792,666	530,193	414,673
Other securities	354,165	328,495	328,377
Total investment securities - available-for-sale	3,272,456	3,196,207	2,775,837
Investment securities - held-to-maturity, at amortized cost (fair value $505,566; $727,703; and $740,564, respectively)	512,207	684,063	688,951
Federal Home Loan Bank/Federal Reserve Bank stock, at cost	136,206	119,686	117,354
Loans held for sale, at fair value	21,384	17,930	30,221
Loans:
Commercial	2,949,277	2,717,269	2,049,054
Commercial real estate	4,481,554	4,354,552	3,370,211
Residential real estate	2,166,203	2,167,053	2,119,120
Consumer credit, net of unearned income	1,695,625	1,879,247	1,859,739
Total loans	11,292,659	11,118,121	9,398,124
Allowance for loan losses	(52,713)	(50,381)	(50,169)
Net loans	11,239,946	11,067,740	9,347,955
Premises and equipment, net	450,253	458,074	412,488
Accrued interest receivable	78,493	87,102	75,342
Goodwill	828,804	828,051	655,018
Other intangible assets	42,134	53,096	29,235
Company-owned life insurance	405,245	403,753	356,897
Net deferred tax assets	94,667	110,857	137,951
Loan servicing rights	24,336	24,661	24,900
Assets held for sale	9,381	7,180	8,196
Other real estate owned and repossessed personal property	3,563	8,810	10,259
Other assets	156,095	155,066	137,478
Total assets	$17,567,759	$17,518,292	$15,065,800

Liabilities
Deposits:
Noninterest-bearing demand	$3,588,370	$3,680,807	$3,034,696
Interest-bearing:
Checking and NOW	3,011,544	3,115,822	2,539,233
Savings	2,920,712	3,035,622	2,932,488
Money market	1,185,439	1,139,077	648,378
Time	1,892,135	1,634,436	1,451,989
Total deposits	12,598,200	12,605,764	10,606,784
Federal funds purchased and interbank borrowings	450,031	335,033	317,021
Securities sold under agreements to repurchase	319,831	384,810	285,409
Federal Home Loan Bank advances	1,554,515	1,609,579	1,589,367
Other borrowings	251,662	248,782	219,314
Accrued expenses and other liabilities	172,840	179,927	141,082
Total liabilities	15,347,079	15,363,895	13,158,977
Shareholders' Equity
Preferred stock, 2,000 shares authorized, no shares issued or outstanding	-	-	-
Common stock, $1.00 per share stated value, 300,000 shares authorized, 152,352; 152,040; and 135,523 shares issued and outstanding, respectively	152,352	152,040	135,523
Capital surplus	1,645,111	1,639,499	1,354,036
Retained earnings	503,147	413,130	451,461
Accumulated other comprehensive income (loss), net of tax	(79,930)	(50,272)	(34,197)
Total shareholders' equity	2,220,680	2,154,397	1,906,823
Total liabilities and shareholders' equity	$17,567,759	$17,518,292	$15,065,800

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars and shares in thousands, except per share data)	2018	2017	2018	2017
Interest Income
Loans including fees:
Taxable	$125,468	$97,685	$368,467	$282,075
Nontaxable	4,075	3,373	11,933	9,788
Investment securities:
Taxable	19,391	15,330	56,562	46,516
Nontaxable	6,295	7,052	19,502	21,652
Money market and other interest-earning investments	140	85	347	171
Total interest income	155,369	123,525	456,811	360,202
Interest Expense
Deposits	11,189	5,125	27,583	14,232
Federal funds purchased and interbank borrowings	1,191	655	2,855	1,433
Securities sold under agreements to repurchase	535	280	1,328	870
Federal Home Loan Bank advances	8,880	6,618	25,484	17,947
Other borrowings	2,732	2,369	8,184	7,108
Total interest expense	24,527	15,047	65,434	41,590
Net interest income	130,842	108,478	391,377	318,612
Provision for loan losses	750	311	3,576	2,013
Net interest income after provision for loan losses	130,092	108,167	387,801	316,599
Noninterest Income
Wealth management fees	9,022	8,837	27,794	27,515
Service charges on deposit accounts	11,028	10,535	32,552	30,418
Debit card and ATM fees	4,706	4,248	14,651	12,920
Mortgage banking revenue	4,348	5,104	13,729	14,516
Investment product fees	5,073	5,193	15,170	15,186
Capital markets income	2,700	1,843	4,094	5,621
Company-owned life insurance	2,958	2,022	7,993	6,288
Net securities gains (losses)	135	2,972	2,417	7,547
Recognition of deferred gain on sale leaseback transactions	394	537	1,183	1,612
Other income	5,593	5,075	17,568	16,934
Total noninterest income	45,957	46,366	137,151	138,557
Noninterest Expense
Salaries and employee benefits	63,158	57,783	193,929	171,953
Occupancy	12,578	11,670	38,731	34,343
Equipment	3,652	3,485	10,945	10,062
Marketing	3,406	2,646	11,065	9,369
Data processing	8,628	7,696	26,752	23,530
Communication	2,473	2,163	8,309	6,865
Professional fees	3,235	4,589	8,888	11,317
Loan expenses	1,564	1,542	5,151	4,866
Supplies	707	547	2,332	1,720
FDIC assessment	2,722	2,197	8,528	6,814
Other real estate owned expense	157	511	702	2,635
Amortization of intangibles	3,283	2,641	10,308	8,442
Amortization of tax credit investments	9,233	-	21,807	-
Other expense	4,580	6,232	19,546	16,488
Total noninterest expense	119,376	103,702	366,993	308,404
Income before income taxes	56,673	50,831	157,959	146,752
Income tax expense	5,325	11,459	14,627	32,534
Net income	$51,348	$39,372	$143,332	$114,218
Net income per common share - basic	$0.34	$0.30	$0.95	$0.85
Net income per common share - diluted	0.34	0.29	0.94	0.84
Weighted average number of common shares outstanding - basic	151,930	135,120	151,844	135,040
Weighted average number of common shares outstanding - diluted	152,784	135,796	152,616	135,693
Dividends per common share	$0.13	$0.13	$0.39	$0.39

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2018	2017	2018	2017
Net income	$51,348	$39,372	$143,332	$114,218
Other comprehensive income (loss):
Change in debt securities available-for-sale:
Unrealized holding gains (losses) for the period	(18,159)	(3,955)	(51,280)	42,452
Reclassification for securities transferred to held-to-maturity	-	-	14,007	-
Reclassification adjustment for securities gains realized in income	(135)	(2,972)	(2,417)	(7,547)
Income tax effect	4,188	2,513	9,368	(12,764)
Unrealized gains (losses) on available-for-sale debt securities	(14,106)	(4,414)	(30,322)	22,141
Change in securities held-to-maturity:
Adjustment for securities transferred to available-for-sale	-	-	19,412	-
Adjustment for securities transferred from available-for-sale	-	-	(14,007)	-

Amortization of unrealized losses on securities transferred from available-for-sale	628	456	1,740	1,358
Income tax effect	(146)	(156)	(1,291)	(465)
Changes from securities held-to-maturity	482	300	5,854	893
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	725	217	6,804	(1,590)
Reclassification adjustment for (gains) losses realized in net income	(226)	1,429	553	4,962
Income tax effect	(122)	(625)	(1,805)	(1,281)
Changes from cash flow hedges	377	1,021	5,552	2,091
Defined benefit pension plans:
Amortization of net loss recognized in income	27	27	81	81
Income tax effect	(7)	(11)	(20)	(31)
Changes from defined benefit pension plans	20	16	61	50
Other comprehensive income (loss), net of tax	(13,227)	(3,077)	(18,855)	25,175
Comprehensive income	$38,121	$36,295	$124,477	$139,393

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

				Accumulated
				Other	Total
	Common	Capital	Retained	Comprehensive	Shareholders'
(dollars in thousands)	Stock	Surplus	Earnings	Income (Loss)	Equity
Balance at December 31, 2016	$135,159	$1,348,338	$390,292	$(59,372)	$1,814,417
Net income	-	-	114,218	-	114,218
Other comprehensive income (loss)	-	-	-	25,175	25,175
Dividends - common stock ($0.39 per share)	-	-	(52,841)	-	(52,841)
Common stock issued	18	285	-	-	303
Common stock repurchased	(108)	(1,809)	-	-	(1,917)
Share-based compensation expense	-	4,684	-	-	4,684
Stock activity under incentive compensation plans	454	2,538	(208)	-	2,784
Balance at September 30, 2017	$135,523	$1,354,036	$451,461	$(34,197)	$1,906,823

Balance at December 31, 2017	$152,040	$1,639,499	$413,130	$(50,272)	$2,154,397
Cumulative effect of change in accounting principles (Note 3)	-	-	(4,127)	(52)	(4,179)
Reclassification of certain tax effects related to the Tax Cuts and Jobs Act of 2017 (Note 3)	-	-	10,751	(10,751)	-
Net income	-	-	143,332	-	143,332
Other comprehensive income (loss)	-	-	-	(18,855)	(18,855)
Dividends - common stock ($0.39 per share)	-	-	(59,394)	-	(59,394)
Common stock issued	22	349	-	-	371
Common stock repurchased	(102)	(1,674)	-	-	(1,776)
Share-based compensation expense	-	5,629	-	-	5,629
Stock activity under incentive compensation plans	392	1,308	(545)	-	1,155
Balance at September 30, 2018	$152,352	$1,645,111	$503,147	$(79,930)	$2,220,680

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2018	2017
Cash Flows From Operating Activities
Net income	$143,332	$114,218
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	17,666	16,178
Amortization of other intangible assets	10,308	8,442
Amortization of tax credit investments	21,807	-
Net premium amortization on investment securities	11,290	11,263
Accretion income related to acquired loans	(29,525)	(33,207)
Share-based compensation expense	5,629	4,684
Excess tax (benefit) expense on share-based compensation	416	126
Provision for loan losses	3,576	2,013
Net securities (gains) losses	(2,417)	(7,547)
Recognition of deferred gain on sale leaseback transactions	(1,183)	(1,612)
Net (gains) losses on sales of loans and other assets	(215)	(5,082)
Increase in cash surrender value of company-owned life insurance	(7,993)	(6,288)
Residential real estate loans originated for sale	(377,702)	(336,238)
Proceeds from sales of residential real estate loans	378,849	403,128
(Increase) decrease in interest receivable	5,112	6,039
(Increase) decrease in other real estate owned	5,247	8,287
(Increase) decrease in other assets	700	8,498
Increase (decrease) in accrued expenses and other liabilities	(4,392)	(4,370)
Total adjustments	37,173	74,314
Net cash flows provided by (used in) operating activities	180,505	188,532
Cash Flows From Investing Activities
Purchases of investment securities available-for-sale	(448,567)	(566,089)
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	(16,520)	(15,647)
Proceeds from maturities, prepayments, and calls of investment securities available-for-sale	316,239	337,766
Proceeds from sales of investment securities available-for-sale	136,648	284,315
Proceeds from maturities, prepayments, and calls of investment securities held-to-maturity	49,520	53,586
Proceeds from sales of Federal Home Loan Bank/Federal Reserve Bank stock	-	9
Proceeds from sales of trading securities	128	127
Proceeds from sale of student loan portfolio	70,674	-
Net principal collected from (loans made to) loan customers	(211,199)	(356,057)
Proceeds from settlements on company-owned life insurance	6,501	2,347
Proceeds from sales of premises and equipment and other assets	6,013	15,058
Purchases of premises and equipment and other assets	(24,704)	(17,675)
Net cash flows provided by (used in) investing activities	(115,267)	(262,260)
Cash Flows From Financing Activities
Net increase (decrease) in:
Deposits	(7,703)	(136,469)
Federal funds purchased and interbank borrowings	114,998	104,018
Securities sold under agreements to repurchase	(64,979)	(81,643)
Other borrowings	2,427	(116)
Payments for maturities of Federal Home Loan Bank advances	(998,801)	(893,363)
Proceeds from Federal Home Loan Bank advances	945,000	1,130,000
Cash dividends paid on common stock	(59,394)	(52,841)
Common stock repurchased	(1,776)	(1,917)
Proceeds from exercise of stock options	948	2,604
Common stock issued	371	303
Net cash flows provided by (used in) financing activities	(68,909)	70,576
Net increase (decrease) in cash and cash equivalents	(3,671)	(3,152)
Cash and cash equivalents at beginning of period	290,432	255,519
Cash and cash equivalents at end of period	$286,761	$252,367
Supplemental cash flow information:
Total interest paid	$65,880	$43,205
Total taxes paid (net of refunds)	$1,681	$2,958
Securities transferred from held-to-maturity to available-for-sale	$447,026	$-
Securities transferred from available-for-sale to held-to-maturity	$323,990	$-

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.  Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of September 30, 2018 and 2017, and December 31, 2017, and the results of its operations for the three and nine months ended September 30, 2018 and 2017.  Interim results do not necessarily represent annual results.  These financial statements should be read in conjunction with Old National’s Annual Report for the year ended December 31, 2017.

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

The consolidated statements of income include all categories of noninterest income.

The following table reflects only the categories of noninterest income that are within the scope of Topic 606:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2018	2017	2018	2017
Wealth management fees	$9,022	$8,837	$27,794	$27,515
Service charges on deposit accounts	11,028	10,535	32,552	30,418
Debit card and ATM fees	4,706	4,248	14,651	12,920
Investment product fees	5,073	5,193	15,170	15,186
Other income:
Merchant processing fees	779	684	2,198	1,914
Gain (loss) on other real estate owned	260	206	981	823
Safe deposit box fees	221	190	849	704
Insurance premiums and commissions	83	170	265	437
Total	$31,172	$30,063	$94,460	$89,917

The adoption of Topic 606 did not have a material impact on our consolidated financial position, results of operations, equity, or cash flows as of the adoption date or for the three or nine months ended September 30, 2018.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Guidance Adopted in 2018

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

FASB ASC 825 – In February 2018, the FASB issued an update (ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities).  The amendments in this update clarified the guidance in ASU No. 2016-01 specifically for equity securities without a readily determinable fair value and financial liabilities for which the fair value option is elected.  The amendments in this update became effective for annual periods beginning after December 15, 2017 and interim periods within those fiscal years beginning after June 15, 2018 and did not have a material impact on the consolidated financial statements.

Accounting Guidance Issued But Not Yet Adopted

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

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements.  ASU No. 2018-10 provides improvements related to ASU No. 2016-02 to increase stakeholders’ awareness of the amendments and to expedite the improvements.  The amendments affect narrow aspects of the guidance issued in ASU No. 2016-02.  ASU No. 2018-11 allows entities adopting ASU No. 2016-02 to choose an additional (and optional) transition method, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  ASU No. 2018-11 also allows lessors to not separate non-lease components from the associated lease component if certain conditions are met.  Old National anticipates electing these practical expedients permitted by ASU 2018-11.

The amendments in these updates become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018.  Old National has formed a cross functional team to plan and execute the adoption of this standard.  The implementation efforts are ongoing, including the review of our leases and related accounting policies, review of contracts for embedded leases, and the implementation of a new lease software solution.  Based on leases outstanding at September 30, 2018, Old National does not expect the new standard to have a material impact on the income statement, but anticipates a $125 million to $140 million increase in assets and liabilities.  Decisions to repurchase, modify, or renew leases prior to the implementation date will impact this range.

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

As previously disclosed, Old National formed a cross functional committee to oversee the adoption of the ASU at the effective date.  A working group was also formed and has developed a project plan focused on understanding the ASU, researching issues, identifying data needs for modeling inputs, technology requirements, modeling considerations, and ensuring overarching governance has been achieved for each objective and milestone.  The project plan is targeting data and model validation completion in early 2019, with parallel processing of our existing allowance for loan losses model with the CECL for 2 – 4 quarters prior to implementation, depending on how model completion and validation occurs over the remainder of 2018.  Currently, the working group has identified seven distinct loan portfolios for which a model has been or is in the process of being developed. For four of the loan portfolios, the data sets have been identified, populated, and internally validated.  Additionally, models have been built, tested, and internally validated.  During the remainder of 2018, Old National is focused on the completion of its remaining models, refining assumptions, and continued review and challenge of its models.  Concurrent with this, Old National is also focused on researching and resolving interpretive accounting issues in the ASU, contemplating various related accounting policies, developing processes and related controls, and considering various reporting disclosures.

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

FASB ASC 820 – In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.  The updated guidance improves the disclosure requirements on fair value measurements.  The ASU removes certain disclosures required by Topic 820 related to transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; the valuation processes for Level 3 fair value measurements; and for nonpublic entities, the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of the reporting period.  The ASU modifies certain disclosures required by Topic 820 related to disclosure of transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities for nonpublic entities; the requirement to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly for investments in certain entities that calculate net asset value; and clarification that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date.  The ASU adds certain disclosure requirements related to changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.  For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements.  The amendments in this update become effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2019.  Early adoption is permitted.  Old National is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

FASB ASC 715 – In August 2018, the FASB issued ASU No. 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans.  The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.  The amendments in this update become effective for fiscal years ending after December 15, 2020 and will not have a material impact on the consolidated financial statements.

FASB ASC 350 – In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.  The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  The amendments in this update become effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  Early adoption is permitted.  Old National is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

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

Pursuant to the merger agreement, each holder of Anchor (MN) common stock received $2.625 in cash and 1.350 shares of Old National Common Stock per share of Anchor (MN) common stock such holder owned.  The total fair value of consideration for Anchor (MN) was $332.8 million, consisting of $31.9 million of cash and the issuance of 16.5 million shares of Old National Common Stock valued at $300.8 million.  This acquisition was accounted for under the acquisition method of accounting.  Accordingly, Old National recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values.  Through September 30, 2018, transaction and integration costs of $18.1 million associated with this acquisition have been expensed and remaining integration costs will be expensed in future periods as incurred.

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

Divestitures

Based on an ongoing assessment of our service and delivery network, Old National consolidated 29 branches during 2017 and 10 branches during the nine months ended September 30, 2018.

Old National has entered into a branch purchase and assumption agreement for the sale of ten Old National branches in Wisconsin to Marine Credit Union of La Crosse, Wisconsin.  Assets associated with this divestiture are included in assets held for sale on the balance sheet.  The transaction includes the sale of approximately $231 million in deposits and no loans. The sale closed on October 26, 2018 and Old National expects to record a net gain of approximately $14 million in the fourth quarter of 2018.

Pending Acquisition

On June 20, 2018, Old National entered into an agreement to acquire Minnesota-based Klein through a 100% stock merger.  Klein is a bank holding company with KleinBank as its wholly-owned subsidiary.  Founded in 1907 and headquartered in Chaska, Minnesota with 18 full-service branches, KleinBank is the largest family-owned community bank serving the Twin Cities and its western communities.  At June 30, 2018, Klein had total assets of $2.0 billion and $1.7 billion of deposit liabilities.  Pursuant to the merger agreement, each holder of Klein common stock will receive 7.92 shares of Old National common stock per share of Klein common stock such holder owns.  Based on Old National’s September 28, 2018 closing price of $19.30 per share, this represents a total transaction value of approximately $439.5 million. The transaction value is likely to change until closing due to fluctuations in the price of Old National common stock and is also subject to adjustment under certain circumstances as provided in the merger agreement. The transaction has received regulatory and shareholder approval and is anticipated to close effective November 1, 2018, subject to customary closing conditions.

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

The following table reconciles basic and diluted net income per share for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
(dollars and shares in thousands,	September 30,		September 30,
except per share data)	2018	2017	2018	2017
Basic Net Income Per Share
Net income	$51,348	$39,372	$143,332	$114,218
Weighted average common shares outstanding	151,930	135,120	151,844	135,040
Basic Net Income Per Share	$0.34	$0.30	$0.95	$0.85
Diluted Net Income Per Share
Net income	$51,348	$39,372	$143,332	$114,218
Weighted average common shares outstanding	151,930	135,120	151,844	135,040
Effect of dilutive securities:
Restricted stock	790	589	701	558
Stock options (1)	64	87	71	95
Weighted average shares outstanding	152,784	135,796	152,616	135,693
Diluted Net Income Per Share	$0.34	$0.29	$0.94	$0.84

(1)

Options to purchase 14 thousand shares and 55 thousand shares outstanding at September 30, 2018 and 2017, respectively, were not included in the computation of net income per diluted share for the three and nine months ended September 30, 2018 and 2017 because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 6 – INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at September 30, 2018 and December 31, 2017 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2018
Available-for-Sale
U.S. Treasury	$5,322	$-	$(85)	$5,237
U.S. government-sponsored entities and agencies	631,360	-	(19,664)	611,696
Mortgage-backed securities - Agency	1,571,101	402	(62,811)	1,508,692
States and political subdivisions	794,671	5,200	(7,205)	792,666
Pooled trust preferred securities	13,873	-	(4,801)	9,072
Other securities	352,198	225	(7,330)	345,093
Total available-for-sale securities	$3,368,525	$5,827	$(101,896)	$3,272,456

Held-to-Maturity
U.S. government-sponsored entities and agencies	$73,776	$-	$(3,144)	$70,632
Mortgage-backed securities - Agency	131,562	45	(4,995)	126,612
States and political subdivisions	306,869	5,691	(4,238)	308,322
Total held-to-maturity securities	$512,207	$5,736	$(12,377)	$505,566

December 31, 2017
Available-for-Sale
U.S. Treasury	$5,473	$83	$(5)	$5,551
U.S. government-sponsored entities and agencies	675,643	3	(11,360)	664,286
Mortgage-backed securities - Agency	1,704,014	1,600	(37,932)	1,667,682
States and political subdivisions	529,835	5,085	(4,727)	530,193
Pooled trust preferred securities	16,605	-	(8,157)	8,448
Other securities	321,016	1,172	(2,141)	320,047
Total available-for-sale securities	$3,252,586	$7,943	$(64,322)	$3,196,207

Held-to-Maturity
Mortgage-backed securities - Agency	$6,903	$153	$-	$7,056
States and political subdivisions	677,160	43,495	(8)	720,647
Total held-to-maturity securities	$684,063	$43,648	$(8)	$727,703

As previously disclosed in Note 3, upon the early adoption of ASU No. 2017-12 on January 1, 2018, Old National reclassified $447.0 million in state and political subdivision securities from the held-to-maturity portfolio to the available-for-sale portfolio.  Separately, on January 1, 2018, U.S. government-sponsored entities and agencies, agency mortgage-backed securities, and state and political subdivision securities with a fair value of $324.0 million were transferred from the available-for-sale portfolio to the held-to-maturity portfolio.  The $10.8 million unrealized holding loss, net of tax, at the date of transfer shall continue to be reported as a separate component of shareholders’ equity and is being amortized over the remaining life of the securities as an adjustment to yield.  The corresponding discount on these securities will offset this adjustment to yield as it is amortized.

Proceeds from sales or calls of available-for-sale investment securities, the resulting realized gains and realized losses, and other securities gains or losses were as follows for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2018	2017	2018	2017
Proceeds from sales of available-for-sale securities	$5,327	$98,038	$136,648	$284,315
Proceeds from calls of available-for-sale securities	2,938	2,303	31,585	73,423
Total	$8,265	$100,341	$168,233	$357,738

Realized gains on sales of available-for-sale securities	$-	$2,891	$3,259	$7,174
Realized gains on calls of available-for-sale securities	-	13	284	13
Realized losses on sales of available-for-sale securities	(74)	(36)	(1,379)	(79)
Realized losses on calls of available-for-sale securities	(7)	-	(60)	(8)
Other securities gains (losses) (1)	216	104	313	447
Net securities gains (losses)	$135	$2,972	$2,417	$7,547

(1)	Other securities gains (losses) includes net realized and unrealized gains or losses associated with trading securities and mutual funds.

Trading securities, which consist of mutual funds held in trusts associated with deferred compensation plans for former directors and executives, are recorded at fair value and totaled $5.8 million at September 30, 2018 and $5.6 million at December 31, 2017.

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

	At September 30, 2018
(dollars in thousands)			Weighted
	Amortized	Fair	Average
Maturity	Cost	Value	Yield
Available-for-Sale
Within one year	$78,428	$78,457	2.46%
One to five years	484,883	476,762	2.29
Five to ten years	444,926	439,284	3.15
Beyond ten years	2,360,288	2,277,953	2.65
Total	$3,368,525	$3,272,456	2.66%

Held-to-Maturity
Within one year	$26,046	$26,176	3.70%
One to five years	32,394	32,869	4.07
Five to ten years	79,600	81,252	4.39
Beyond ten years	374,167	365,269	3.58
Total	$512,207	$505,566	3.74%

The following table summarizes the available-for-sale investment securities with unrealized losses at September 30, 2018 and December 31, 2017 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
September 30, 2018
Available-for-Sale
U.S. Treasury	$5,237	$(85)	$-	$-	$5,237	$(85)
U.S. government-sponsored entities and agencies	202,437	(5,075)	407,060	(14,589)	609,497	(19,664)
Mortgage-backed securities - Agency	606,669	(15,981)	845,276	(46,830)	1,451,945	(62,811)
States and political subdivisions	423,498	(6,703)	12,825	(502)	436,323	(7,205)
Pooled trust preferred securities	-	-	9,072	(4,801)	9,072	(4,801)
Other securities	195,930	(3,782)	112,440	(3,548)	308,370	(7,330)
Total available-for-sale	$1,433,771	$(31,626)	$1,386,673	$(70,270)	$2,820,444	$(101,896)

December 31, 2017
Available-for-Sale
U.S. Treasury	$1,480	$(5)	$-	$-	$1,480	$(5)
U.S. government-sponsored entities and agencies	201,773	(1,333)	408,493	(10,027)	610,266	(11,360)
Mortgage-backed securities - Agency	789,804	(8,692)	774,825	(29,240)	1,564,629	(37,932)
States and political subdivisions	196,024	(1,899)	90,637	(2,828)	286,661	(4,727)
Pooled trust preferred securities	-	-	8,448	(8,157)	8,448	(8,157)
Other securities	61,260	(429)	125,517	(1,712)	186,777	(2,141)
Total available-for-sale	$1,250,341	$(12,358)	$1,407,920	$(51,964)	$2,658,261	$(64,322)

The following table summarizes the held-to-maturity investment securities with unrecognized losses at September 30, 2018 and December 31, 2017 by aggregated major security type and length of time in a continuous unrecognized loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
September 30, 2018
Held-to-Maturity
U.S. government-sponsored entities and agencies	$-	$-	$70,632	$(6,368)	$70,632	$(6,368)
Mortgage-backed securities - Agency	32,646	(1,227)	92,986	(9,389)	125,632	(10,616)
States and political subdivisions	32,219	(2,192)	70,392	(4,817)	102,611	(7,009)
Total held-to-maturity	$64,865	$(3,419)	$234,010	$(20,574)	$298,875	$(23,993)

December 31, 2017
Held-to-Maturity
States and political subdivisions	$2,309	$(8)	$-	$-	$2,309	$(8)
Total held-to-maturity	$2,309	$(8)	$-	$-	$2,309	$(8)

The unrecognized losses on held-to-maturity investment securities presented in the table above include unrecognized losses on securities that were transferred from available-for-sale to held-to-maturity totaling $11.6 million at September 30, 2018.  There were no unrecognized losses on securities that were transferred from available-for-sale to held-to-maturity at December 31, 2017.

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

There was no OTTI recorded during the nine months ended September 30, 2018 or 2017.

At September 30, 2018, Old National’s securities portfolio consisted of 1,600 securities, 940 of which were in an unrealized loss position.  The unrealized losses attributable to our U.S. Treasury, U.S. government-sponsored entities and agencies, agency mortgage-backed securities, states and political subdivisions, and other securities are the result of fluctuations in interest rates.  Our pooled trust preferred securities are discussed below.  At September 30, 2018, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell any securities.

Pooled Trust Preferred Securities

At September 30, 2018, our securities portfolio contained two pooled trust preferred securities with a fair value of $9.1 million and unrealized losses of $4.8 million.  These securities are not subject to FASB ASC 325-10 and are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows.  For the nine months ended September 30, 2018 and 2017, our analysis indicated no OTTI on these securities.

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

Trust preferred securities								Actual	Expected	Excess
September 30, 2018								Deferrals	Defaults as	Subordination
(dollars in thousands)							# of Issuers	and Defaults	a % of	as a % of
		Lowest			Unrealized	Realized	Currently	as a % of	Remaining	Current
		Credit	Amortized	Fair	Gain/	Losses	Performing/	Original	Performing	Performing
	Class	Rating (1)	Cost	Value	(Loss)	2018	Remaining	Collateral	Collateral	Collateral
Pooled trust preferred securities:
Pretsl XXVII LTD	B	B	$4,365	$2,656	$(1,709)	$-	35/44	16.7%	4.2%	37.5%
Trapeza Ser 13A	A2A	BBB	9,508	6,416	(3,092)	-	47/52	4.5%	4.6%	53.8%
			13,873	9,072	(4,801)	-
Single Issuer trust preferred securities:
JP Morgan Chase Cap XIII		BBB-	4,785	4,538	(247)	-

Total			$18,658	$13,610	$(5,048)	$-

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

NOTE 7 – LOANS HELD FOR SALE

Mortgage loans held for immediate sale in the secondary market were $21.4 million at September 30, 2018, compared to $17.9 million at December 31, 2017.  Residential loans that Old National has originated with the intent to sell are recorded at fair value in accordance with FASB ASC 825-10, Financial Instruments.  Conventional mortgage production is sold on a servicing retained basis.  Certain loans, such as government guaranteed mortgage loans are sold on servicing released basis.

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

The composition of loans by lending classification was as follows:

	September 30,	December 31,
(dollars in thousands)	2018	2017
Commercial (1)	$2,949,277	$2,717,269
Commercial real estate:
Construction	542,228	374,306
Other	3,939,326	3,980,246
Residential real estate	2,166,203	2,167,053
Consumer credit:
Home equity	498,325	507,507
Auto	1,058,977	1,148,672
Other	138,323	223,068
Total loans	11,292,659	11,118,121
Allowance for loan losses	(52,713)	(50,381)
Net loans	$11,239,946	$11,067,740

(1)	Includes direct finance leases of $22.1 million at September 30, 2018 and $29.5 million at December 31, 2017.

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

The acquisition of Anchor (MN) on November 1, 2017 added $864.4 million of commercial real estate loans to our portfolio.  At 211%, Old National Bank’s commercial real estate loans as a percentage of its risk-based capital remained well below the regulatory guideline limit of 300% at September 30, 2018.

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

Old National’s activity in the allowance for loan losses for the three and nine months ended September 30, 2018 and 2017 was as follows:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Residential	Consumer	Total
Three Months Ended September 30, 2018
Balance at beginning of period	$21,387	$22,498	$1,867	$7,908	$53,660
Charge-offs	(1,662)	(241)	(284)	(2,074)	(4,261)
Recoveries	467	944	45	1,108	2,564
Provision	(473)	(309)	292	1,240	750
Balance at end of period	$19,719	$22,892	$1,920	$8,182	$52,713

Three Months Ended September 30, 2017
Balance at beginning of period	$20,365	$20,654	$1,811	$8,156	$50,986
Charge-offs	(70)	(1,148)	(227)	(1,376)	(2,821)
Recoveries	255	339	89	1,010	1,693
Provision	(23)	180	236	(82)	311
Balance at end of period	$20,527	$20,025	$1,909	$7,708	$50,169

Nine Months Ended September 30, 2018
Balance at beginning of period	$19,246	$21,436	$1,763	$7,936	$50,381
Charge-offs	(2,378)	(675)	(941)	(6,006)	(10,000)
Recoveries	1,227	2,011	1,890	3,628	8,756
Provision	1,624	120	(792)	2,624	3,576
Balance at end of period	$19,719	$22,892	$1,920	$8,182	$52,713

Nine Months Ended September 30, 2017
Balance at beginning of period	$21,481	$18,173	$1,643	$8,511	$49,808
Charge-offs	(951)	(2,784)	(954)	(4,751)	(9,440)
Recoveries	1,647	3,086	196	2,859	7,788
Provision	(1,650)	1,550	1,024	1,089	2,013
Balance at end of period	$20,527	$20,025	$1,909	$7,708	$50,169

The following table provides Old National’s recorded investment in loans by portfolio segment at September 30, 2018 and December 31, 2017 and other information regarding the allowance:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Residential	Consumer	Total
September 30, 2018
Allowance for loan losses:
Individually evaluated for impairment	$4,881	$7,270	$-	$-	$12,151
Collectively evaluated for impairment	14,831	15,478	1,919	8,031	40,259
Loans acquired with deteriorated credit quality	7	144	1	151	303
Total allowance for loan losses	$19,719	$22,892	$1,920	$8,182	$52,713
Loans and leases outstanding:
Individually evaluated for impairment	$35,404	$86,503	$-	$-	$121,907
Collectively evaluated for impairment	2,909,643	4,377,382	2,156,492	1,691,777	11,135,294

Loans acquired with deteriorated credit quality	4,230	17,669	9,711	3,848	35,458
Total loans and leases outstanding	$2,949,277	$4,481,554	$2,166,203	$1,695,625	$11,292,659

December 31, 2017
Allowance for loan losses:
Individually evaluated for impairment	$3,424	$6,654	$-	$-	$10,078
Collectively evaluated for impairment	15,790	14,782	1,763	7,802	40,137
Loans acquired with deteriorated credit quality	32	-	-	134	166
Total allowance for loan losses	$19,246	$21,436	$1,763	$7,936	$50,381
Loans and leases outstanding:
Individually evaluated for impairment	$26,270	$66,061	$-	$-	$92,331
Collectively evaluated for impairment	2,685,847	4,266,665	2,155,750	1,874,002	10,982,264
Loans acquired with deteriorated credit quality	5,152	21,826	11,303	5,245	43,526
Total loans and leases outstanding	$2,717,269	$4,354,552	$2,167,053	$1,879,247	$11,118,121

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

Pass rated loans are those loans that are other than criticized, classified – substandard, classified – nonaccrual, or classified – doubtful.

The risk category of commercial and commercial real estate loans by class of loans at September 30, 2018 and December 31, 2017 was as follows:

(dollars in thousands)			Commercial		Commercial
			Real Estate -		Real Estate -
Corporate Credit Exposure	Commercial		Construction		Other
Credit Risk Profile by	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
Internally Assigned Grade	2018	2017	2018	2017	2018	2017
Grade:
Pass	$2,789,061	$2,577,824	$505,930	$357,438	$3,734,727	$3,762,896
Criticized	79,866	74,876	22,130	14,758	79,170	98,451
Classified - substandard	43,835	37,367	-	-	58,364	58,584
Classified - nonaccrual	28,151	24,798	14,168	2,110	30,624	30,108
Classified - doubtful	8,364	2,404	-	-	36,441	30,207
Total	$2,949,277	$2,717,269	$542,228	$374,306	$3,939,326	$3,980,246

Old National considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential and consumer loan classes, Old National also evaluates credit quality based on the aging status of the loan and by payment activity.  The following table presents the recorded investment in residential and consumer loans based on payment activity at September 30, 2018 and December 31, 2017:

		Consumer
		Home
(dollars in thousands)	Residential	Equity	Auto	Other
September 30, 2018
Performing	$2,142,768	$494,510	$1,056,681	$136,801
Nonperforming	23,435	3,815	2,296	1,522
Total	$2,166,203	$498,325	$1,058,977	$138,323

December 31, 2017
Performing	$2,144,882	$502,322	$1,145,977	$217,819
Nonperforming	22,171	5,185	2,695	5,249
Total	$2,167,053	$507,507	$1,148,672	$223,068

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

The following table shows Old National’s impaired loans at September 30, 2018 and December 31, 2017, respectively.  Only purchased loans that have experienced subsequent impairment since the date acquired (excluding loans acquired with deteriorated credit quality) are included in the table below.

		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
September 30, 2018
With no related allowance recorded:
Commercial	$20,332	$21,083	$-
Commercial Real Estate - Other	45,740	47,168	-
Residential	2,335	2,355	-
Consumer	1,301	1,425	-
With an allowance recorded:
Commercial	15,072	15,125	4,881
Commercial Real Estate - Construction	14,168	14,973	2,474
Commercial Real Estate - Other	26,595	26,727	4,796
Residential	792	792	40
Consumer	1,901	1,901	95
Total	$128,236	$131,549	$12,286

December 31, 2017
With no related allowance recorded:
Commercial	$20,557	$21,483	$-
Commercial Real Estate - Other	38,678	44,564	-
Residential	2,443	2,464	-
Consumer	1,685	2,105	-
With an allowance recorded:
Commercial	5,713	5,713	3,424
Commercial Real Estate - Construction	905	1,371	401
Commercial Real Estate - Other	26,478	26,902	6,253
Residential	870	870	44
Consumer	2,211	2,228	110
Total	$99,540	$107,700	$10,232

The average balance of impaired loans during the three and nine months ended September 30, 2018 and 2017 are included in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2018	2017	2018	2017
Average Recorded Investment
With no related allowance recorded:
Commercial	$19,960	$24,234	$20,445	$27,197
Commercial Real Estate - Other	45,302	33,268	42,209	31,258
Residential	2,303	2,482	2,289	2,405
Consumer	1,392	1,755	1,617	1,786
With an allowance recorded:
Commercial	14,771	7,792	10,393	8,086
Commercial Real Estate - Construction	11,307	-	7,537	-
Commercial Real Estate - Other	24,305	30,846	26,537	28,580
Residential	863	1,011	887	1,059
Consumer	1,909	2,163	2,013	2,136
Total	$122,112	$103,551	$113,927	$102,507

Old National does not record interest on nonaccrual loans until principal is recovered.  Interest income recognized on impaired loans during the three and nine months ended September 30, 2018 and 2017 was immaterial.

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

Old National’s past due financing receivables at September 30, 2018 and December 31, 2017 were as follows:

			Past Due
			90 Days or
	30-59 Days	60-89 Days	More and		Total
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual (1)	Past Due	Current
September 30, 2018
Commercial	$588	$72	$1	$36,515	$37,176	$2,912,101
Commercial Real Estate:
Construction	354	-	-	14,168	14,522	527,706
Other	1,858	25	-	67,065	68,948	3,870,378
Residential	23,977	3,352	190	23,435	50,954	2,115,249
Consumer:
Home equity	1,449	190	271	3,815	5,725	492,600
Auto	5,319	1,224	441	2,296	9,280	1,049,697
Other	663	561	77	1,522	2,823	135,500
Total loans	$34,208	$5,424	$980	$148,816	$189,428	$11,103,231

December 31, 2017
Commercial	$986	$360	$144	$27,202	$28,692	$2,688,577
Commercial Real Estate:
Construction	-	-	-	2,110	2,110	372,196
Other	2,247	89	-	60,315	62,651	3,917,595
Residential	18,948	3,416	-	22,171	44,535	2,122,518
Consumer:
Home equity	1,467	230	68	5,185	6,950	500,557
Auto	6,487	1,402	532	2,695	11,116	1,137,556
Other	3,967	1,514	150	5,249	10,880	212,188
Total loans	$34,102	$7,011	$894	$124,927	$166,934	$10,951,187

(1)

Includes purchased credit impaired loans of $9.9 million at September 30, 2018 and $12.6 million at December 31, 2017 that are categorized as nonaccrual for credit analysis purposes because the collection of principal or interest is doubtful.  However, these loans are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

Loan Participations

Old National has loan participations, which qualify as participating interests, with other financial institutions.  At September 30, 2018, these loans totaled $752.3 million, of which $371.2 million had been sold to other financial institutions and $381.1 million was retained by Old National.  The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.

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

When a residential or consumer loan is identified as a TDR, the loan is typically written down to its collateral value less selling costs.

The following table presents activity in TDRs for the three and nine months ended September 30, 2018 and 2017:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Residential	Consumer	Total
Three Months Ended September 30, 2018
Balance at beginning of period	$9,043	$34,927	$3,771	$3,398	$51,139
(Charge-offs)/recoveries	(7)	753	-	3	749
(Payments)/disbursements	453	(6,601)	(75)	(200)	(6,423)
Additions	1,954	-	-	-	1,954
Balance at end of period	$11,443	$29,079	$3,696	$3,201	$47,419

Three Months Ended September 30, 2017
Balance at beginning of period	$20,064	$33,059	$3,640	$3,644	$60,407
(Charge-offs)/recoveries	59	6	-	39	104
(Payments)/disbursements	(1,488)	(361)	(294)	(134)	(2,277)
Additions	3,157	-	-	644	3,801
Balance at end of period	$21,792	$32,704	$3,346	$4,193	$62,035

Nine Months Ended September 30, 2018
Balance at beginning of period	$12,088	$34,705	$3,315	$3,895	$54,003
(Charge-offs)/recoveries	(158)	731	23	(19)	577
(Payments)/disbursements	(3,525)	(7,570)	(144)	(1,107)	(12,346)
Additions	3,038	1,213	502	432	5,185
Balance at end of period	$11,443	$29,079	$3,696	$3,201	$47,419

Nine Months Ended September 30, 2017
Balance at beginning of period	$16,802	$18,327	$2,985	$2,602	$40,716
(Charge-offs)/recoveries	(5)	366	-	(58)	303
(Payments)/disbursements	(7,604)	(3,418)	(576)	(919)	(12,517)
Additions	12,599	17,429	937	2,568	33,533
Balance at end of period	$21,792	$32,704	$3,346	$4,193	$62,035

TDRs included with nonaccrual loans totaled $29.9 million at September 30, 2018 and $34.0 million at December 31, 2017.  Old National has allocated specific reserves to customers whose loan terms have been modified in TDRs totaling $3.0 million at September 30, 2018 and $5.7 million at December 31, 2017.  At September 30, 2018, Old National had not committed to lend additional funds to customers with outstanding loans that are classified as TDRs.

The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the nine months ended September 30, 2018 and 2017 are the same except for when the loan modifications involve the forgiveness of principal.  The following table presents loans by class modified as TDRs that occurred during the nine months ended September 30, 2018 and 2017:

		Pre-modification	Post-modification
	Number	Outstanding Recorded	Outstanding Recorded
(dollars in thousands)	of Loans	Investment	Investment
Nine Months Ended September 30, 2018
TDR:
Commercial	5	$3,038	$3,038
Commercial Real Estate - Other	2	1,213	1,213
Residential	1	502	502
Consumer	1	432	432
Total	9	$5,185	$5,185

Nine Months Ended September 30, 2017
TDR:
Commercial	9	$12,599	$12,599
Commercial Real Estate - Other	10	17,429	17,429
Residential	6	937	937
Consumer	7	2,568	2,568
Total	32	$33,533	$33,533

The TDRs that occurred during the nine months ended September 30, 2018 did not have a material impact on the allowance for loan losses and resulted in no charge-offs during the nine months ended September 30, 2018.  The TDRs that occurred during the nine months ended September 30, 2017 increased the allowance for loan losses by $3.2 million and resulted in no charge-offs.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

TDRs for which there was a payment default within twelve months following the modification were insignificant during the nine months ended September 30, 2018 and 2017.

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

PCI loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition.  If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually.  If the PCI loan is being accounted for as part of a pool, it will not be removed from the pool.  As of September 30, 2018, it has not been necessary to remove any loans from PCI accounting.

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

Old National has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  For these loans that meet the criteria of ASC 310-30 treatment, the carrying amount was as follows:

	September 30,	December 31,
(dollars in thousands)	2018	2017
Commercial	$4,230	$5,152
Commercial real estate	17,669	21,826
Residential	9,711	11,303
Consumer	3,848	5,245
Carrying amount	35,458	43,526
Allowance for loan losses	(303)	(166)
Carrying amount, net of allowance	$35,155	$43,360

The outstanding balance of loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties, was $236.1 million at September 30, 2018 and $235.9 million at December 31, 2017.

The accretable difference on PCI loans is the difference between the expected cash flows and the net present value of expected cash flows with such difference accreted into earnings using the effective yield method over the term of the loans.  Accretion recorded as loan interest income totaled $1.9 million during the three months ended September 30, 2018 and $8.9 million during the nine months ended September 30, 2018, compared to $5.4 million during the three months ended September 30, 2017 and $12.8 million during the nine months ended September 30, 2017. Improvement in cash flow expectations has resulted in a reclassification from nonaccretable difference to accretable yield as shown in the table below.

Accretable yield of PCI loans, or income expected to be collected, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2018	2017	2018	2017
Balance at beginning of period	$24,249	$27,050	$27,835	$33,603
Accretion of income	(1,854)	(5,445)	(8,927)	(12,775)
Reclassifications from (to) nonaccretable difference	1,599	5,973	5,065	6,567
Disposals/other adjustments	1	94	22	277
Balance at end of period	$23,995	$27,672	$23,995	$27,672

Included in Old National’s allowance for loan losses is $0.3 million related to the purchased loans disclosed above at September 30, 2018 and $0.2 million at December 31, 2017.

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

NOTE 9 – OTHER REAL ESTATE OWNED

The following table presents activity in other real estate owned for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2018	2017	2018	2017
Balance at beginning of period	$3,729	$11,071	$8,810	$18,546
Additions	474	1,745	1,649	2,695
Sales	(511)	(2,143)	(6,136)	(8,695)
Impairment	(129)	(414)	(760)	(2,287)
Balance at end of period (1)	$3,563	$10,259	$3,563	$10,259

(1)	Includes repossessed personal property of $0.3 million at September 30, 2018 and $0.1 million at September 30, 2017.

At September 30, 2018, foreclosed residential real estate property included in the table above totaled $1.5 million.  At September 30, 2018, consumer mortgage loans collateralized by residential real property that were in the process of foreclosure totaled $6.5 million.

NOTE 10 – PREMISES AND EQUIPMENT

The composition of premises and equipment at September 30, 2018 and December 31, 2017 was as follows:

	September 30,	December 31,
(dollars in thousands)	2018	2017
Land	$70,628	$73,046
Buildings	340,920	343,833
Furniture, fixtures, and equipment	101,418	94,254
Leasehold improvements	41,831	38,918
Total	554,797	550,051
Accumulated depreciation	(104,544)	(91,977)
Premises and equipment, net	$450,253	$458,074

Depreciation expense was $5.9 million for the three months ended September 30, 2018 and $17.7 million for the nine months ended September 30, 2018, compared to $5.8 million for the three months ended September 30, 2017 and $16.2 million for the nine months ended September 30, 2017.

Operating Leases

Old National rents certain premises and equipment under operating leases, which expire at various dates.  Many of these leases require the payment of property taxes, insurance premiums, maintenance, and other costs.  In some cases, rentals are subject to increase in relation to a cost-of-living index.  The leases have original terms ranging from two years and six months to twenty-five years, and Old National has the right, at its option, to extend the terms of certain leases for four additional successive terms of five years.  Old National does not have any material sub-lease agreements. Rent expense was $4.4 million for the three months ended September 30, 2018 and $13.4 million for the nine months ended September 30, 2018, compared to $3.9 million for the three months ended September 30, 2017 and $11.6 million for the nine months ended September 30, 2017.  See Note 3 to the consolidated financial statements for details regarding new guidance in Topic 842 that will affect the accounting for these leases effective January 1, 2019.

Old National had deferred gains remaining associated with prior sale leaseback transactions totaling $6.9 million at September 30, 2018 and $8.2 million at December 31, 2017.  Under current GAAP, the gains will be recognized over the remaining term of the leases.  The leases had original terms ranging from five to twenty-four years.  Topic 842 may change how this gain is recognized beginning in first quarter 2019.  See Note 3 to the consolidated financial statements for details regarding new accounting guidance in Topic 842.

Capital Leases

Old National leases two branch buildings and certain equipment under capital leases.  See Note 16 to the consolidated financial statements for detail regarding these leases.

NOTE 11 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in the carrying amount of goodwill for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2018	2017	2018	2017
Balance at beginning of period	$828,804	$655,018	$828,051	$655,018
Acquisition adjustments	-	-	753	-
Balance at end of period	$828,804	$655,018	$828,804	$655,018

Goodwill is reviewed annually for impairment.  No events or circumstances since the August 31, 2018 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.  During the nine months ended September 30, 2018, Old National recorded a $0.8 million increase to goodwill associated with the acquisition of Anchor (MN).

The gross carrying amount and accumulated amortization of other intangible assets at September 30, 2018 and December 31, 2017 were as follows:

	Gross	Accumulated	Net
	Carrying	Amortization	Carrying
(dollars in thousands)	Amount	and Impairment	Amount
September 30, 2018
Core deposit	$90,083	$(53,765)	$36,318
Customer trust relationships	16,547	(10,731)	5,816
Total intangible assets	$106,630	$(64,496)	$42,134

December 31, 2017
Core deposit	$108,923	$(62,874)	$46,049
Customer trust relationships	16,547	(9,533)	7,014
Customer loan relationships	4,413	(4,380)	33
Total intangible assets	$129,883	$(76,787)	$53,096

Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years. During the nine months ended September 30, 2018, Old National recorded a $0.7 million decrease to core deposit intangibles related to the updated valuation associated with the acquisition of Anchor (MN).

Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.  No impairment charges were recorded during the nine months ended September 30, 2018 or 2017.  Total amortization expense associated with intangible assets was $3.3 million for the three months ended September 30, 2018 and $10.3 million for the nine months ended September 30, 2018, compared to $2.6 million for the three months ended September 30, 2017 and $8.4 million for the nine months ended September 30, 2017.

Estimated amortization expense for future years is as follows:

(dollars in thousands)
2018 remaining	$3,116
2019	11,010
2020	8,672
2021	6,417
2022	4,595
Thereafter	8,324
Total	$42,134

NOTE 12 – LOAN SERVICING RIGHTS

At September 30, 2018, loan servicing rights derived from loans sold with servicing retained totaled $24.3 million, compared to $24.7 million at December 31, 2017.  Loans serviced for others are not reported as assets.  The principal balance of loans serviced for others was $3.314 billion at September 30, 2018, compared to $3.321 billion at December 31, 2017.  Approximately 99.7% of the loans serviced for others at September 30, 2018 were residential mortgage loans.  Custodial escrow balances maintained in connection with serviced loans were $43.1 million at September 30, 2018 and $8.9 million at December 31, 2017.

The following table summarizes the carrying values and activity related to loan servicing rights and the related valuation allowance for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2018	2017	2018	2017
Balance at beginning of period	$24,318	$25,098	$24,690	$25,629
Additions	1,147	1,204	3,098	3,180
Amortization	(1,117)	(1,348)	(3,440)	(3,855)
Balance before valuation allowance at end of period	24,348	24,954	24,348	24,954
Valuation allowance:
Balance at beginning of period	(15)	(75)	(29)	(68)
(Additions)/recoveries	3	21	17	14
Balance at end of period	(12)	(54)	(12)	(54)
Loan servicing rights, net	$24,336	$24,900	$24,336	$24,900

At September 30, 2018, the fair value of servicing rights was $27.4 million, which was determined using a discount rate of 12% and a weighted average prepayment speed of 115% PSA.  At December 31, 2017, the fair value of servicing rights was $25.8 million, which was determined using a discount rate of 13% and a weighted average prepayment speed of 140% PSA.

NOTE 13 – QUALIFIED AFFORDABLE HOUSING PROJECTS AND OTHER TAX CREDIT INVESTMENTS

Old National is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects.  As of September 30, 2018, Old National expects to recover its remaining investments using the tax credits that are generated by the investments.

The following table summarizes Old National’s investments in qualified affordable housing projects and other tax credit investments at September 30, 2018 and December 31, 2017:

(dollars in thousands)		September 30, 2018		December 31, 2017
			Unfunded		Unfunded
Investment	Accounting Method	Investment	Commitment (1)	Investment	Commitment
LIHTC	Proportional amortization	$28,991	$5,134	$31,183	$15,553
FHTC	Equity	2,039	7,760	10,645	12,040
CReED	Equity	17	538	704	1,502
Renewable Energy	Equity	19,252	27,608	22,364	19,771
Total		$50,299	$41,040	$64,896	$48,866

(1)	All commitments will be paid by Old National by 2027.

The following table summarizes the amortization expense and tax benefit recognized for Old National’s qualified affordable housing projects and other tax credit investments for the three and nine months ended September 30, 2018 and 2017:

		Tax Expense
	Amortization	(Benefit)
(dollars in thousands)	Expense (1)	Recognized (2)
Three Months Ended September 30, 2018
LIHTC	$640	$(832)
FHTC	3,282	(1,258)
CReED (3)	687	-
Renewable Energy	5,265	(3,109)
Total	$9,874	$(5,199)

Three Months Ended September 30, 2017
LIHTC	$940	$(1,297)
FHTC	-	(1,520)
CReED (3)	-	(303)
Total	$940	$(3,120)

Nine Months Ended September 30, 2018
LIHTC	$1,923	$(2,494)
FHTC	8,727	(5,154)
CReED (3)	687	-
Renewable Energy	12,393	(9,406)
Total	$23,730	$(17,054)

Nine Months Ended September 30, 2017
LIHTC	$2,822	$(3,892)
FHTC	-	(4,559)
CReED (3)	-	(909)
Total	$2,822	$(9,360)

(1)

The amortization expense for the LIHTC investments is included in our income tax expense. The amortization expense for the FHTC, CReED, and Renewable Energy tax credits is included in noninterest expense.

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

NOTE 14 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured borrowings.  Old National pledges investment securities to secure these borrowings. The following table presents securities sold under agreements to repurchase and related weighted-average interest rates at or for the nine months ended September 30:

(dollars in thousands)	2018	2017
Outstanding at September 30,	$319,831	$285,409
Average amount outstanding	342,797	325,230
Maximum amount outstanding at any month-end	364,001	351,897
Weighted-average interest rate:
During the nine months ended September 30,	0.52%	0.36%
At September 30,	0.74	0.34

The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At September 30, 2018
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to		Greater Than
(dollars in thousands)	Continuous	30 Days	30-90 Days	90 days	Total
Repurchase Agreements:
U.S. Treasury and agency securities	$319,831	$-	$-	$-	$319,831
Total	$319,831	$-	$-	$-	$319,831

The fair value of securities pledged to secure repurchase agreements may decline.  Old National has pledged securities valued at 120% of the gross outstanding balance of repurchase agreements at September 30, 2018 to manage this risk.

NOTE 15 – FEDERAL HOME LOAN BANK ADVANCES

The following table summarizes Old National Bank’s FHLB advances at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
(dollars in thousands)	2018	2017
FHLB advances (fixed rates 1.50% to 6.08% and variable rates 2.21% to 2.49%) maturing October 2018 to June 2028	$1,556,730	$1,610,531
ASC 815 fair value hedge and other basis adjustments	(2,215)	(952)
Total other borrowings	$1,554,515	$1,609,579

FHLB advances had weighted-average rates of 2.34% at September 30, 2018 and 1.55% at December 31, 2017.  Investment securities and residential real estate loans collateralize these borrowings up to 140% of outstanding debt.

Contractual maturities of FHLB advances at September 30, 2018 were as follows:

(dollars in thousands)
Due in 2018	$426,567
Due in 2019	201,494
Due in 2020	100,000
Due in 2021	20,000
Due in 2022	58,500
Thereafter	750,169
ASC 815 fair value hedge and other basis adjustments	(2,215)
Total	$1,554,515

NOTE 16 – OTHER BORROWINGS

The following table summarizes Old National’s other borrowings at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
(dollars in thousands)	2018	2017
Old National Bancorp:
Senior unsecured notes (fixed rate 4.125%) maturing August 2024	$175,000	$175,000
Unamortized debt issuance costs related to senior unsecured notes	(910)	(1,026)
Junior subordinated debentures (variable rates of 3.74% to 6.22%) maturing April 2032 to June 2037	60,310	60,310
Other basis adjustments	(3,182)	(3,585)
Old National Bank:
Capital lease obligations	5,294	5,389
Subordinated debentures (fixed rate 5.75%)	12,000	12,000
Other	3,150	694
Total other borrowings	$251,662	$248,782

Contractual maturities of other borrowings at September 30, 2018 were as follows:

(dollars in thousands)
Due in 2018	$2,554
Due in 2019	137
Due in 2020	147
Due in 2021	160
Due in 2022	172
Thereafter	251,956
Unamortized debt issuance costs and other basis adjustments	(3,464)
Total	$251,662

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

The following table summarizes the terms of our outstanding junior subordinated debentures at September 30, 2018:

(dollars in thousands)				Rate at
		Issuance		September 30,
Name of Trust	Issuance Date	Amount	Rate	2018	Maturity Date
VFSC Capital Trust I	April 2002	$3,093	3-month LIBOR plus 3.70%	6.22%	April 22, 2032
VFSC Capital Trust II	October 2002	4,124	3-month LIBOR plus 3.45%	5.79%	November 7, 2032
VFSC Capital Trust III	April 2004	3,093	3-month LIBOR plus 2.80%	5.13%	September 8, 2034
St. Joseph Capital Trust II	March 2005	5,000	3-month LIBOR plus 1.75%	4.08%	March 20, 2035
Anchor Capital Trust III	August 2005	5,000	3-month LIBOR plus 1.55%	3.95%	September 30, 2035
Tower Capital Trust 2	December 2005	8,000	3-month LIBOR plus 1.34%	3.74%	December 30, 2035
Home Federal Statutory Trust I	September 2006	15,000	3-month LIBOR plus 1.65%	3.98%	September 15, 2036
Monroe Bancorp Capital Trust I	July 2006	3,000	3-month LIBOR plus 1.60%	3.94%	October 7, 2036
Tower Capital Trust 3	December 2006	9,000	3-month LIBOR plus 1.69%	4.01%	March 1, 2037
Monroe Bancorp Statutory Trust II	March 2007	5,000	3-month LIBOR plus 1.60%	3.93%	June 15, 2037
Total		$60,310

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

At September 30, 2018, the future minimum lease payments under the capital lease arrangements were as follows:

(dollars in thousands)
2018	$142
2019	589
2020	589
2021	589
2022	589
Thereafter	9,275
Total minimum lease payments	11,773
Less amounts representing interest	(6,479)
Present value of net minimum lease payments	$5,294

See Note 3 to the consolidated financial statements for details regarding new guidance in Topic 842 that will affect the accounting for these leases effective January 1, 2019.

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes within each classification of AOCI, net of tax, for the three and nine months ended September 30, 2018 and 2017:

	Unrealized Gains	Unrealized Gains	Gains and	Defined
	and Losses on	and Losses on	Losses on	Benefit
	Available-for-Sale	Held-to-Maturity	Cash Flow	Pension
(dollars in thousands)	Debt Securities	Securities	Hedges	Plans	Total
Three Months Ended September 30, 2018
Balance at beginning of period	$(59,356)	$(9,335)	$2,277	$(289)	$(66,703)
Other comprehensive income (loss) before reclassifications	(13,989)	-	548	-	(13,441)
Amounts reclassified from AOCI to income (1)	(117)	482	(171)	20	214
Balance at end of period	$(73,462)	$(8,853)	$2,654	$(269)	$(79,930)

Three Months Ended September 30, 2017
Balance at beginning of period	$(12,457)	$(12,717)	$(5,645)	$(301)	$(31,120)
Other comprehensive income (loss) before reclassifications	(2,531)	-	134	-	(2,397)
Amounts reclassified from AOCI to income (1)	(1,883)	300	887	16	(680)
Balance at end of period	$(16,871)	$(12,417)	$(4,624)	$(285)	$(34,197)

Nine Months Ended September 30, 2018
Balance at beginning of period	$(35,557)	$(12,107)	$(2,337)	$(271)	$(50,272)
Other comprehensive income (loss) before reclassifications	(28,475)	4,514	5,135	-	(18,826)
Amounts reclassified from AOCI to income (1)	(1,847)	1,340	417	61	(29)
Amount reclassified from AOCI to retained earnings for cumulative effect of change in accounting principle (2)	-	-	(52)	-	(52)
Amounts reclassified from AOCI to retained earnings related to the Tax Cuts and Jobs Act of 2017 (3)	(7,583)	(2,600)	(509)	(59)	(10,751)
Balance at end of period	$(73,462)	$(8,853)	$2,654	$(269)	$(79,930)

Nine Months Ended September 30, 2017
Balance at beginning of period	$(39,012)	$(13,310)	$(6,715)	$(335)	$(59,372)
Other comprehensive income (loss) before reclassifications	26,928	-	(986)	-	25,942
Amounts reclassified from AOCI to income (1)	(4,787)	893	3,077	50	(767)
Balance at end of period	$(16,871)	$(12,417)	$(4,624)	$(285)	$(34,197)

(1)	See table below for details about reclassifications to income.
(2)	See Note 3 for details about reclassification from AOCI to beginning retained earnings resulting from the adoption of ASU 2017-12.
(3)	See Note 3 for details about reclassification from AOCI to beginning retained earnings resulting from the adoption of ASU 2018-02.

The following table summarizes the significant amounts reclassified out of each component of AOCI for the three months ended September 30, 2018 and 2017:

	Amount Reclassified		Affected Line Item in the
Details about AOCI Components	from AOCI		Statement of Income
	Three Months Ended
	September 30,
(dollars in thousands)	2018	2017
Unrealized gains and losses on available-for-sale debt securities	$135	$2,972	Net securities gains
	(18)	(1,089)	Income tax (expense) benefit
	$117	$1,883	Net income
Unrealized gains and losses on held-to-maturity securities	$(628)	$(456)	Interest income (expense)
	146	156	Income tax (expense) benefit
	$(482)	$(300)	Net income
Gains and losses on cash flow hedges Interest rate contracts	$226	$(1,429)	Interest income (expense)
	(55)	542	Income tax (expense) benefit
	$171	$(887)	Net income
Amortization of defined benefit pension items Actuarial gains (losses)	$(27)	$(27)	Salaries and employee benefits
	7	11	Income tax (expense) benefit
	$(20)	$(16)	Net income
Total reclassifications for the period	$(214)	$680	Net income

The following table summarizes the significant amounts reclassified out of each component of AOCI for the nine months ended September 30, 2018 and 2017:

	Amount Reclassified		Affected Line Item in the
Details about AOCI Components	from AOCI		Statement of Income
	Nine Months Ended
	September 30,
(dollars in thousands)	2018	2017
Unrealized gains and losses on available-for-sale debt securities	$2,417	$7,547	Net securities gains
	(570)	(2,760)	Income tax (expense) benefit
	$1,847	$4,787	Net income
Unrealized gains and losses on held-to-maturity securities	$(1,740)	$(1,358)	Interest income/(expense)
	400	465	Income tax (expense) benefit
	$(1,340)	$(893)	Net income
Gains and losses on cash flow hedges Interest rate contracts	$(553)	$(4,962)	Interest income/(expense)
	136	1,885	Income tax (expense) benefit
	$(417)	$(3,077)	Net income
Amortization of defined benefit pension items Actuarial gains/(losses)	$(81)	$(81)	Salaries and employee benefits
	20	31	Income tax (expense) benefit
	$(61)	$(50)	Net income
Total reclassifications for the period	$29	$767	Net income

NOTE 18 – EMPLOYEE BENEFIT PLANS

Retirement Plan

Old National had a funded noncontributory defined benefit plan (the “Retirement Plan”) that had been frozen since December 31, 2005.  During the first quarter of 2016, we notified plan participants of our intent to terminate the Retirement Plan effective May 15, 2016.  During October 2016, the Retirement Plan settled plan liabilities through either lump sum distributions to plan participants or annuity contracts purchased from a third-party insurance company that provided for the payment of vested benefits to those participants that did not elect the lump sum option.  At September 30, 2018, there were no remaining plan assets.

Employee Stock Ownership Plan

The Employee Stock Ownership and Savings Plan (the “401(k) Plan”) permits employees to participate the first month following one month of service.  During the second quarter of 2018, Old National increased its match to 75% of employee compensation deferral contributions of the first 4% of compensation, and 50% of the next 4% of compensation.  The change was retroactive for all of 2018.  For 2017, we matched 50% of employee compensation deferral contributions, up to 6% of compensation.  Contribution expense under the 401(k) Plan was $1.9 million in the three months ended September 30, 2018 and $6.5 million in the nine months ended September 30, 2018, compared to $1.1 million in the three months ended September 30, 2017 and $3.5 million in the nine months ended September 30, 2017.

NOTE 19 – SHARE-BASED COMPENSATION

At September 30, 2018, Old National had 4.4 million shares remaining available for issuance under the Company’s Amended and Restated 2008 Incentive Compensation Plan.  The granting of awards to key employees is typically in the form of restricted stock awards or units.

Restricted Stock Awards

Old National granted 212 thousand time-based restricted stock awards to certain key officers during the nine months ended September 30, 2018, with shares vesting generally over a thirty-six month period.  Compensation expense is recognized on a straight-line basis over the vesting period.  Shares are subject to certain restrictions and risk of forfeiture by the participants.  At September 30, 2018, unrecognized compensation expense was estimated to be $5.2 million for unvested restricted stock awards.  The cost is expected to be recognized over a weighted-average period of 2.1 years.

Old National recorded share-based compensation expense, net of tax, related to restricted stock awards of $0.6 million, net of tax, during the three months ended September 30, 2018 and $1.7 million, net of tax, during the nine months ended September 30, 2018, compared to $0.4 million, net of tax, during the three months ended September 30, 2017 and $1.4 million, net of tax, during the nine months ended September 30, 2017.

Restricted Stock Units

Old National granted 288 thousand shares of performance based restricted stock units to certain key officers during the nine months ended September 30, 2018, with shares vesting at the end of a thirty-six month period based on the achievement of certain targets.  For certain awards, the level of performance could increase or decrease the percentage of shares earned.  Compensation expense is recognized on a straight-line basis over the vesting period.  Shares are subject to certain restrictions and risk of forfeiture by the participants.  At September 30, 2018, unrecognized compensation expense was estimated to be $4.9 million.  The cost is expected to be recognized over a weighted-average period of 1.8 years.

Old National recorded share-based compensation expense, net of tax, related to restricted stock units of $0.9 million, net of tax, during the three months ended September 30, 2018 and $2.5 million during the nine months ended September 30, 2018, compared to $0.5 million, net of tax, during the three months ended September 30, 2017 and $1.5 million, net of tax, during the nine months ended September 30, 2017.

Stock Options

Old National has not granted stock options since 2009.  However, Old National did acquire stock options through prior year acquisitions.  Old National did not record any share-based compensation expense related to these stock options during the nine months ended September 30, 2018 or 2017.

Stock Appreciation Rights

Old National has never granted stock appreciation rights.  However, Old National did acquire stock appreciation rights through a prior year acquisition.  Old National did not record any incremental expense associated with the conversion of these stock appreciation rights during the nine months ended September 30, 2018 or 2017.  At September 30, 2018, 62 thousand stock appreciation rights remained outstanding.

NOTE 20 – INCOME TAXES

Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statements of income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2018	2017	2018	2017
Provision at statutory rate (1)	$11,901	$17,791	$33,171	$51,363
Tax-exempt income:
Tax-exempt interest	(2,179)	(3,658)	(6,607)	(11,032)
Section 291/265 interest disallowance	84	76	220	197
Company-owned life insurance income	(621)	(708)	(1,679)	(2,201)
Tax-exempt income	(2,716)	(4,290)	(8,066)	(13,036)
State income taxes	2,091	506	4,307	1,553
Interim period effective rate adjustment	(81)	(861)	944	(1,602)
Tax credit investments - federal	(5,483)	(1,684)	(16,224)	(5,431)
Other, net	(387)	(3)	495	(313)
Income tax expense	$5,325	$11,459	$14,627	$32,534
Effective tax rate	9.4%	22.5%	9.3%	22.2%

(1)	The statutory rate was 21% for the three and nine months ended September 30, 2018, compared to 35% for the three and nine months ended September 30, 2017.

In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at September 30, 2018 and 2017 based on the current estimate of the effective annual rate.

The lower effective tax rate during the three and nine months ended September 30, 2018 when compared to the three and nine months ended September 30, 2017 is primarily the result of the lowering of the federal corporate tax rate to 21% in 2018 and an increase in federal tax credits available.  On December 22, 2017, the Tax Cuts and Jobs Act (“H.R. 1”) was enacted into legislation.  Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted.  Accordingly, Old National recorded an estimated $39.3 million expense for the revaluation of Old National’s deferred tax assets in December 2017.

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits was as follows:

	Nine Months Ended
	September 30,
(dollars in thousands)	2018	2017
Balance at beginning of period	$874	$777
Additions based on tax positions related to the current year	-	109
Reductions due to statute of limitations expiring	(301)	(174)
Reductions based on tax positions related to prior years	(78)	-
Balance at end of period	$495	$712

If recognized, approximately $0.5 million of unrecognized tax benefits, net of interest, would favorably affect the effective income tax rate in future periods.  Old National expects the total amount of unrecognized tax benefits to decrease by approximately $0.3 million in the next twelve months.

Net Deferred Tax Assets

Significant components of net deferred tax assets (liabilities) were as follows at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
(dollars in thousands)	2018	2017
Deferred Tax Assets
Allowance for loan losses, net of recapture	$13,489	$12,958
Benefit plan accruals	14,094	11,080
Alternative minimum tax credit	2,545	25,084
Unrealized losses on benefit plans	88	108
Net operating loss carryforwards	32,126	39,631
Federal tax credits	12,142	5,516
Other-than-temporary impairment	36	1,424
Deferred gain on securities	1,994	-
Acquired loans	21,759	29,669
Lease exit obligation	1,159	1,337
Unrealized losses on available-for-sale investment securities	22,921	14,011
Unrealized losses on held-to-maturity investment securities	2,600	3,630
Unrealized losses on hedges	-	923
Tax credit investments	2,007	-
Other real estate owned	182	369
Other, net	480	829
Total deferred tax assets	127,622	146,569
Deferred Tax Liabilities
Accretion on investment securities	(467)	(493)
Purchase accounting	(15,608)	(16,718)
Loan servicing rights	(6,006)	(6,058)
Premises and equipment	(7,099)	(10,052)
Prepaid expenses	(1,283)	(1,277)
Tax credit investments	-	(168)
Unrealized gains on hedges	(864)	-
Other, net	(1,628)	(946)
Total deferred tax liabilities	(32,955)	(35,712)
Net deferred tax assets	$94,667	$110,857

Through the acquisition of Anchor (WI) in the second quarter of 2016 and Lafayette Savings Bank in the fourth quarter of 2014, both former thrifts, Old National Bank’s retained earnings at September 30, 2018 include base-year bad debt reserves, created for tax purposes prior to 1988, totaling $52.8 million.  Of this total, $50.9 million was acquired from Anchor (WI), and $1.9 million was acquired from Lafayette Savings Bank.  Base-year reserves are subject to recapture in the unlikely event that Old National Bank (1) makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes, (2) redeems its stock, or (3) liquidates.  Old National Bank has no intention of making such a nondividend distribution.  Accordingly, under current accounting principles, a related deferred income tax liability of $13.0 million has not been recognized.

No valuation allowance was recorded at September 30, 2018 or December 31, 2017 because, based on current expectations, Old National believes it will generate sufficient income in future years to realize deferred tax assets.  Old National has federal net operating loss carryforwards totaling $104.5 million at September 30, 2018 and $130.7 million at December 31, 2017.  This federal net operating loss was acquired from the acquisition of Anchor (WI) in 2016.  If not used, the federal net operating loss carryforwards will expire from 2028 to 2033.   Old National has alternative minimum tax (“AMT”) credit carryforwards totaling $24.0 million at September 30, 2018 and $25.1 million at December 31, 2017.  The enactment of H.R. 1 eliminates the parallel tax system known as the AMT and allows any existing AMT credits to be used to reduce regular tax or be refunded from 2018 to 2021. ASC 740 allows for the reclassification of the AMT credit from a deferred tax asset to a current tax asset, except for the amount limited by section 382.  Old National has $2.5 million of AMT credit carryforward subject to section 382 limitations.  The $2.5 million is maintained in deferred tax assets and the remaining $21.5 million has been reclassified to a current tax asset.  Old National has federal tax credit carryforwards of $12.1 million at September 30, 2018 and $5.5 million at December 31, 2017.  The federal tax credits consist mainly of federal historic credits, energy efficient home credits, low income housing credits, and research and development credits that, if not used, will expire from 2025 to 2038.   Old National has recorded state net operating loss carryforwards totaling $171.2 million at September 30, 2018 and $203.6 million at December 31, 2017.  If not used, the state net operating loss carryforwards will expire from 2024 to 2033.

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

As part of our overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, collars, caps, and floors.  The notional amount of these derivative instruments was $1.034 billion at September 30, 2018 and $708.5 million at December 31, 2017.  These derivative financial instruments at September 30, 2018 consisted of $408.5 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its FHLB advances, $525.0 million notional amount of pay-fixed, receive-variable interest rate swaps on certain of its FHLB advances, and $100.0 million notional amount interest rate collar related to a variable-rate commercial loan pool.  Derivative financial instruments at December 31, 2017 consisted of $33.5 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its FHLB advances and $675.0 million notional amount of pay-fixed, receive-variable interest rate swaps on certain of its FHLB advances.  These hedges were entered into to manage interest rate risk.  Derivative instruments are recognized on the balance sheet at their fair value and are not reported on a net basis.

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

Commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives.  These derivative contracts do not qualify for hedge accounting.  At September 30, 2018, the notional amount of the interest rate lock commitments was $39.9 million and forward commitments were $55.2 million.  At December 31, 2017, the notional amount of the interest rate lock commitments was $29.9 million and forward commitments were $41.2 million.  It is our practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans.

Old National also enters into derivative instruments for the benefit of its customers.  The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $807.4 million at September 30, 2018.  The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $826.6 million at December 31, 2017.  These derivative contracts do not qualify for hedge accounting.  These instruments include interest rate swaps, caps, and collars.  Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.

Old National enters into derivative financial instruments as part of its foreign currency risk management strategies.  These derivative instruments consist of foreign currency forward contracts to accommodate the business needs of its customers.  Old National does not designate these foreign currency forward contracts for hedge accounting treatment.  The notional amounts of these foreign currency forward contracts and the offsetting counterparty derivative instruments were $4.5 million at September 30, 2018 and $0.8 million at December 31, 2017.

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

Amounts reported in AOCI related to cash flow hedges will be reclassified to interest income or interest expense as interest payments are received or paid on Old National’s derivative instruments.  During the next 12 months, we estimate that $1.7 million will be reclassified to interest income and $0.5 million will be reclassified to interest expense.

The following table summarizes the fair value of derivative financial instruments utilized by Old National:

	Balance		Balance
	Sheet	Fair	Sheet	Fair
(dollars in thousands)	Location	Value	Location	Value
September 30, 2018
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$4,931	Other liabilities	$3,867
Total derivatives designated as hedging instruments		$4,931		$3,867
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$10,375	Other liabilities	$20,400
Mortgage contracts	Other assets	1,141	Other liabilities	-
Foreign currency contracts	Other assets	83	Other liabilities	37
Total derivatives not designated as hedging instruments		$11,599		$20,437
Total		$16,530		$24,304

December 31, 2017
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$3,351	Other liabilities	$5,351
Total derivatives designated as hedging instruments		$3,351		$5,351
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$10,012	Other liabilities	$10,933
Mortgage contracts	Other assets	747	Other liabilities	-
Foreign currency contracts	Other assets	8	Other liabilities	8
Total derivatives not designated as hedging instruments		$10,767		$10,941
Total		$14,118		$16,292

The effect of derivative instruments in fair value hedging relationships on the consolidated statements of income for the three and nine months ended September 30, 2018 and 2017 were as follows:

(dollars in thousands)					Gain (Loss)
					Recognized
	Location of Gain or	Gain (Loss)	Hedged Items	Location of Gain or	in Income on
Derivatives in	(Loss) Recognized in	Recognized	in Fair Value	(Loss) Recognized in	Related
Fair Value Hedging	in Income on	in Income on	Hedging	in Income on Related	Hedged
Relationships	Derivative	Derivative	Relationships	Hedged Item	Items
Three Months Ended
September 30, 2018
Interest rate contracts	Interest income/(expense)	$(2,786)	Fixed-rate debt	Interest income/(expense)	$2,778
Three Months Ended
September 30, 2017
Interest rate contracts	Interest income/(expense)	$(196)	Fixed-rate debt	Interest income/(expense)	$235
Nine Months Ended
September 30, 2018
Interest rate contracts	Interest income/(expense)	$(4,450)	Fixed-rate debt	Interest income/(expense)	$4,433
Nine Months Ended
September 30, 2017
Interest rate contracts	Interest income/(expense)	$(374)	Fixed-rate debt	Interest income/(expense)	$500

The difference between the gain (loss) recognized in income on derivatives and the gain (loss) recognized in income on the related hedged items represents hedge ineffectiveness.  In addition, the net swap settlements that accrue each period are also reported in interest expense.

The effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income for the three and nine months ended September 30, 2018 and 2017 were as follows:

		Three Months Ended		Three Months Ended
		September 30,		September 30,
(dollars in thousands)		2018	2017	2018	2017
		Gain (Loss)		Gain (Loss)
	Location of Gain or	Recognized in Other		Reclassified from
Derivatives in	(Loss) Reclassified	Comprehensive		AOCI into
Cash Flow Hedging	from AOCI into Income	Income on Derivative		Income (Effective
Relationships	(Effective Portion)	(Effective Portion)		Portion)
Interest rate contracts	Interest income/(expense)	$725	$217	$226	$(1,429)

		Nine Months Ended		Nine Months Ended
		September 30,		September 30,
(dollars in thousands)		2018	2017	2018	2017
		Gain (Loss)		Gain (Loss)
	Location of Gain or	Recognized in Other		Reclassified from
Derivatives in	(Loss) Reclassified	Comprehensive		AOCI into
Cash Flow Hedging	from AOCI into Income	Income on Derivative		Income (Effective
Relationships	(Effective Portion)	(Effective Portion)		Portion)
Interest rate contracts	Interest income/(expense)	$6,804	$(1,590)	$(553)	$(4,962)

The ineffective portion and amount excluded from effectiveness testing related to derivatives in cash flow hedging relationships was immaterial for the three and nine months ended September 30, 2018 and 2017.

The effect of derivatives not designated as hedging instruments on the consolidated statements of income for the three and nine months ended September 30, 2018 and 2017 were as follows:

		Three Months Ended
		September 30,
(dollars in thousands)		2018	2017
	Location of Gain or (Loss)	Gain (Loss)
Derivatives Not Designated as	Recognized in Income on	Recognized in Income on
Hedging Instruments	Derivative	Derivative
Interest rate contracts (1)	Other income/(expense)	$(23)	$9
Mortgage contracts	Mortgage banking revenue	(43)	(293)
Foreign currency contracts	Other income/(expense)	20	-
Total		$(46)	$(284)

		Nine Months Ended
		September 30,
(dollars in thousands)		2018	2017
	Location of Gain or (Loss)	Gain (Loss)
Derivatives Not Designated as	Recognized in Income on	Recognized in Income on
Hedging Instruments	Derivative	Derivative
Interest rate contracts (1)	Other income/(expense)	$4	$32
Mortgage contracts	Mortgage banking revenue	394	(1,336)
Foreign currency contracts	Other income/(expense)	43	-
Total		$441	$(1,304)

(1)	Includes the valuation differences between the customer and offsetting swaps.

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

Credit-Related Financial Instruments

In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $3.313 billion and standby letters of credit of $91.6 million at September 30, 2018.  At September 30, 2018, approximately $3.154 billion of the loan commitments had fixed rates and $158.7 million had floating rates, with the floating interest rates ranging from 0.99% to 15.25%.  At December 31, 2017, loan commitments totaled $3.144 billion and standby letters of credit totaled $68.7 million.  These commitments are not reflected in the consolidated financial statements.  The allowance for unfunded loan commitments totaled $2.2 million at September 30, 2018 and $3.1 million at December 31, 2017.

Old National had credit extensions with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients totaling $11.1 million at September 30, 2018 and $12.4 million at December 31, 2017.  Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $7.8 million at September 30, 2018 and $11.5 million at December 31, 2017.  Old National did not provide collateral for the remaining credit extensions.

Visa Class B Restricted Shares

In 2008, Old National received Visa Class B restricted shares as part of Visa’s initial public offering.  These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares.  This conversion will not occur until the final settlement of certain litigation for which Visa is indemnified by the holders of Visa’s Class B shares, including Old National.  Visa funded an escrow account from its initial public offering to settle these litigation claims.  Increases in litigation claims requiring Visa to fund the escrow account due to insufficient funds will result in a reduction of the conversion ratio of each Visa Class B share to unrestricted Class A shares.  As of September 30, 2018, the conversion ratio was 1.6298.  Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation, the 56,210 Class B shares that Old National owns at September 30, 2018 are carried at a zero cost basis.

NOTE 23 – FINANCIAL GUARANTEES

Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires Old National to record the instruments at fair value.  Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties.  Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract.  Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies.  The term of these standby letters of credit is typically one year or less.  At September 30, 2018, the notional amount of standby letters of credit was $91.6 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.4 million.  At December 31, 2017, the notional amount of standby letters of credit was $68.7 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.4 million.

Old National is a party in risk participation transactions of interest rate swaps, which had total notional amount of $39.6 million at September 30, 2018.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at September 30, 2018 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Trading securities	$5,828	$5,828	$-	$-
Investment securities available-for-sale:
U.S. Treasury	5,237	5,237	-	-
U.S. government-sponsored entities and agencies	611,696	-	611,696	-
Mortgage-backed securities - Agency	1,508,692	-	1,508,692	-
States and political subdivisions	792,666	-	788,687	3,979
Pooled trust preferred securities	9,072	-	-	9,072
Other securities	345,093	30,026	315,067	-
Residential loans held for sale	21,384	-	21,384	-
Derivative assets	16,530	-	16,530	-
Financial Liabilities
Derivative liabilities	24,304	-	24,304	-

		Fair Value Measurements at December 31, 2017 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Trading securities	$5,584	$5,584	$-	$-
Investment securities available-for-sale:
U.S. Treasury	5,551	5,551	-	-
U.S. government-sponsored entities and agencies	664,286	-	664,286	-
Mortgage-backed securities - Agency	1,667,682	-	1,667,682	-
States and political subdivisions	530,193	-	530,193
Pooled trust preferred securities	8,448	-	-	8,448
Other securities	320,047	30,965	289,082	-
Residential loans held for sale	17,930	-	17,930	-
Derivative assets	14,118	-	14,118	-
Financial Liabilities
Derivative liabilities	16,292	-	16,292	-

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Pooled Trust	States and
	Preferred	Political
(dollars in thousands)	Securities	Subdivisions
Three Months Ended September 30, 2018
Balance at beginning of period	$8,205	$4,028
Accretion (amortization) of discount	3	(19)
Sales/payments received	(17)	-
Increase (decrease) in fair value of securities	881	(30)
Balance at end of period	$9,072	$3,979

Three Months Ended September 30, 2017
Balance at beginning of period	$8,097	$-
Accretion of discount	5	-
Sales/payments received	(161)	-
Increase (decrease) in fair value of securities	329	-
Balance at end of period	$8,270	$-

Nine Months Ended September 30, 2018
Balance at beginning of period	$8,448	$-
Accretion (amortization) of discount	13	(37)
Sales/payments received	(322)	-
Increase (decrease) in fair value of securities	933	(45)
Transfers into Level 3	-	4,061
Balance at end of period	$9,072	$3,979

Nine Months Ended September 30, 2017
Balance at beginning of period	$8,119	$-
Accretion of discount	13	-
Sales/payments received	(373)	-
Increase (decrease) in fair value of securities	511	-
Balance at end of period	$8,270	$-

The accretion or amortization of discounts on securities in the table above is included in interest income.  An increase in fair value is reflected in the balance sheet as an increase in the fair value of investment securities available-for-sale, an increase in accumulated other comprehensive income, which is included in shareholders’ equity, and a decrease in other assets related to the tax impact.  A decrease in fair value is reflected in the balance sheet as a decrease in the fair value of investment securities available-for-sale, a decrease in accumulated other comprehensive income, which is included in shareholders’ equity, and an increase in other assets related to the tax impact.  Old National transferred a $4.1 million state and political subdivisions security to Level 3 during the nine months ended September 30, 2018 because Old National could no longer obtain evidence of observable inputs.

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

		Valuation	Unobservable	Range (Weighted
(dollars in thousands)	Fair Value	Techniques	Input	Average)
September 30, 2018
Pooled trust preferred securities	$9,072	Discounted cash flow	Constant prepayment rate (a)	0.00%
			Additional asset defaults (b)	3.4% - 4.4% (4.1%)
			Expected asset recoveries (c)	0.00%
State and political subdivisions	3,979	Discounted cash flow	No observable inputs	N/A
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

Assets measured at fair value on a non-recurring basis at September 30, 2018 are summarized below:

		Fair Value Measurements at September 30, 2018 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Collateral Dependent Impaired Loans:
Commercial loans	$8,555	$-	$-	$8,555
Commercial real estate loans	29,099	-	-	29,099
Foreclosed Assets:
Commercial real estate	543	-	-	543
Residential	151	-	-	151
Loan servicing rights	110	-	110	-

Impaired commercial and commercial real estate loans that are deemed collateral dependent are valued based on the fair value of the underlying collateral.  These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral.  These impaired commercial and commercial real estate loans had a principal amount of $48.2 million, with a valuation allowance of $10.6 million at September 30, 2018.  Old National recorded provision expense associated with these loans totaling $1.2 million for the three months ended September 30, 2018 and $7.7 million for the nine months ended September 30, 2018.  Old National recorded provision recapture associated with impaired commercial and commercial real estate loans that were deemed collateral dependent totaling $0.8 million for the three months ended September 30, 2017 and provision expense of $5.4 million for the nine months ended September 30, 2017.

Other real estate owned and other repossessed property is measured at fair value less costs to sell and had a net carrying amount of $0.7 million at September 30, 2018.  The estimates of fair value are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral.  There were write-downs of other real estate owned of $0.1 million for the three months ended September 30, 2018 and $0.5 million for the nine months ended September 30, 2018.  There were write-downs of other real estate owned of $0.3 million for the three months ended September 30, 2017 and $2.0 million for the nine months ended September 30, 2017.

Loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount.  If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value.  Fair value is determined at a tranche level, based on market prices for comparable mortgage servicing contracts when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model utilizes a discount rate, weighted average prepayment speed, and other economic factors that market participants would use in estimating future net servicing income and that can be validated against available market data (Level 2).  The valuation allowance for loan servicing rights with impairments at September 30, 2018 totaled $12 thousand.  Old National recorded recoveries associated with these loan servicing rights totaling $3 thousand for the three months ended September 30, 2018 and $17 thousand for the nine months ended September 30, 2018.  There were recoveries of loan servicing rights totaling $21 thousand for the three months ended September 30, 2017 and $14 thousand for the nine months ended September 30, 2017.

Assets measured at fair value on a non-recurring basis at December 31, 2017 are summarized below:

		Fair Value Measurements at December 31, 2017 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Collateral Dependent Impaired Loans:
Commercial loans	$2,217	$-	$-	$2,217
Commercial real estate loans	26,319	-	-	26,319
Foreclosed Assets:
Commercial real estate	1,726	-	-	1,726
Residential	55	-	-	55
Loan servicing rights	2,964	-	2,964	-

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

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

		Valuation	Unobservable	Range (Weighted
(dollars in thousands)	Fair Value	Techniques	Input	Average)
September 30, 2018
Collateral Dependent Impaired Loans
Commercial loans	$8,555	Fair value of	Discount for type of property,	25% - 90% (43%)
		collateral	age of appraisal, and current
			status
Commercial real estate loans	29,099	Fair value of	Discount for type of property,	0% - 50% (30%)
		collateral	age of appraisal and current
			status
Foreclosed Assets
Commercial real estate (1)	543	Fair value of	Discount for type of property,	12%
		collateral	age of appraisal, and current
			status
Residential (1)	151	Fair value of	Discount for type of property,	6%
		collateral	age of appraisal, and current status
(1) There was only one commercial real estate asset and one foreclosed residential asset at September 30, 2018, so no range or weighted average rate is reported.

December 31, 2017
Collateral Dependent Impaired Loans
Commercial loans	$2,217	Fair value of	Discount for type of property,	0% - 98% (49%)
		collateral	age of appraisal, and current
			status
Commercial real estate loans	26,319	Fair value of	Discount for type of property,	10% - 78% (32%)
		collateral	age of appraisal and current
			status
Foreclosed Assets
Commercial real estate	1,726	Fair value of	Discount for type of property,	7% - 25% (18%)
		collateral	age of appraisal, and current
			status
Residential (2)	55	Fair value of	Discount for type of property,	39%
		collateral	age of appraisal, and current status

(2)	There was only one foreclosed residential asset at December 31, 2017, so no range or weighted average rate is reported.

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

We have elected the fair value option for residential loans held for sale.  For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status).  None of these loans are 90 days or more past due, nor are any on nonaccrual status.  Included in the income statement is interest income for loans held for sale totaling $0.2 million for the three months ended September 30, 2018 and $0.3 million for the nine months ended September 30, 2018.  Included in the income statement is interest income for loans held for sale totaling $56 thousand for the three months ended September 30, 2017 and $0.1 million for the nine months ended September 30, 2017.

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

The difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected at September 30, 2018 and December 31, 2017 was as follows:

	Aggregate		Contractual
(dollars in thousands)	Fair Value	Difference	Principal
September 30, 2018
Residential loans held for sale	$21,384	$602	$20,782

December 31, 2017
Residential loans held for sale	$17,930	$546	$17,384

Accrued interest at period end is included in the fair value of the instruments.

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value:

				Total Changes
				in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	(Expense)	Earnings
Three Months Ended September 30, 2018
Residential loans held for sale	$(368)	$3	$-	$(365)

Three Months Ended September 30, 2017
Residential loans held for sale	$58	$-	$-	$58

Nine Months Ended September 30, 2018
Residential loans held for sale	$54	$6	$(4)	$56

Nine Months Ended September 30, 2017
Residential loans held for sale	$755	$2	$-	$757

The carrying amounts and estimated fair values of financial instruments not carried at fair value on the balance sheet at September 30, 2018 and December 31, 2017 were as follows:

		Fair Value Measurements at September 30, 2018 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$286,761	$286,761	$-	$-
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	73,776	-	70,632	-
Mortgage-backed securities - Agency	131,562	-	126,612	-
State and political subdivisions	306,869	-	308,322	-
FHLB/Federal Reserve Bank stock	136,206	N/A	N/A	N/A
Loans, net:
Commercial	2,929,558	-	-	2,871,624
Commercial real estate	4,458,662	-	-	4,374,201
Residential real estate	2,164,283	-	-	2,117,866
Consumer credit	1,687,443	-	-	1,646,883
Accrued interest receivable	78,493	34	21,556	56,903

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$3,588,370	$3,588,370	$-	$-
Checking, NOW, savings, and money market interest-bearing deposits	7,117,695	7,117,695	-	-
Time deposits	1,892,135	-	1,889,488	-
Federal funds purchased and interbank borrowings	450,031	450,031	-	-
Securities sold under agreements to repurchase	319,831	319,831	-	-
FHLB advances	1,554,515	-	-	1,540,755
Other borrowings	251,662	-	248,749	-
Accrued interest payable	6,582	-	6,582	-
Standby letters of credit	445	-	-	445

Off-Balance Sheet Financial
Instruments
Commitments to extend credit	$-	$-	$-	$3,209
N/A = not applicable

		Fair Value Measurements at December 31, 2017 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$290,432	$290,432	$-	$-
Investment securities held-to-maturity:
Mortgage-backed securities - Agency	6,903	-	7,056	-
State and political subdivisions	677,160	-	720,647	-
FHLB/Federal Reserve Bank stock	119,686	N/A	N/A	N/A
Loans, net:
Commercial	2,698,023	-	-	2,707,385
Commercial real estate	4,333,116	-	-	4,347,949
Residential real estate	2,165,290	-	-	2,210,951
Consumer credit	1,871,311	-	-	1,998,194
Accrued interest receivable	87,102	16	24,001	63,085

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$3,680,807	$3,680,807	$-	$-
Checking, NOW, savings, and money market interest-bearing deposits	7,290,521	7,290,521	-	-
Time deposits	1,634,436	-	1,620,685	-
Federal funds purchased and interbank borrowings	335,033	335,033	-	-
Securities sold under agreements to repurchase	384,810	359,810	25,133	-
FHLB advances	1,609,579	-	-	1,607,189
Other borrowings	248,782	-	250,443	-
Accrued interest payable	7,029	-	7,029	-
Standby letters of credit	351	-	-	351

Off-Balance Sheet Financial
Instruments
Commitments to extend credit	$-	$-	$-	$2,449
N/A = not applicable

The methods utilized to estimate the fair value of financial instruments at December 31, 2017 did not necessarily represent an exit price.  In accordance with our adoption of ASU 2016-01 in 2018, the methods utilized to measure the fair value of financial instruments at September 30, 2018 represent an approximation of exit price, however, an actual exit price may differ.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of our results of operations for the three and nine months ended September 30, 2018 and 2017, and financial condition as of September 30, 2018, compared to September 30, 2017 and December 31, 2017.  This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes.  This discussion contains forward-looking statements concerning our business that are based on estimates and involves certain risks and uncertainties.  Therefore, future results could differ significantly from our current expectations and the related forward-looking statements.

FINANCIAL HIGHLIGHTS

The following table sets forth certain financial highlights of Old National:

	Three Months Ended			Nine Months Ended
(dollars and shares in thousands,	September 30,	June 30,	September 30,	September 30,
except per share data)	2018	2018	2017	2018	2017
Income Statement:
Net interest income	$130,842	$131,963	$108,478	$391,377	$318,612
Taxable equivalent adjustment (1)	2,753	2,825	5,621	8,345	16,952
Provision for loan losses	750	2,446	311	3,576	2,013
Noninterest income	45,957	49,289	46,366	137,151	138,557
Noninterest expense	119,376	130,460	103,702	366,993	308,404
Net income	51,348	44,001	39,372	143,332	114,218
Common Share Data:
Weighted average diluted shares	152,784	152,568	135,796	152,616	135,693
Net income (diluted)	$0.34	$0.29	$0.29	$0.94	$0.84
Cash dividends	0.13	0.13	0.13	0.39	0.39
Common dividend payout ratio (2)	38%	45%	43%	41%	46%
Book value	$14.58	$14.44	$14.07	$14.58	$14.07
Stock price	19.30	18.60	18.30	19.30	18.30
Tangible common book value (3)	8.86	8.70	9.02	8.86	9.02
Performance Ratios:
Return on average assets	1.18%	1.01%	1.05%	1.10%	1.02%
Return on average common equity	9.28	8.06	8.31	8.74	8.18
Return on tangible common equity (3)	15.99	14.09	13.44	14.96	13.06
Return on average tangible common equity (3)	16.10	14.28	13.58	15.40	13.59
Net interest margin (3)	3.51	3.55	3.52	3.51	3.48
Efficiency ratio (3)	64.71	69.58	64.17	66.74	64.29
Net charge-offs (recoveries) to average loans	0.06	(0.03)	0.05	0.01	0.02
Allowance for loan losses to ending loans	0.47	0.48	0.53	0.47	0.53
Non-performing loans to ending loans	1.47	1.38	1.46	1.47	1.46
Balance Sheet:
Total loans	$11,292,659	$11,295,629	$9,398,124	$11,292,659	$9,398,124
Total assets	17,567,759	17,482,990	15,065,800	17,567,759	15,065,800
Total deposits	12,598,200	12,596,376	10,606,784	12,598,200	10,606,784
Total borrowed funds	2,576,039	2,530,104	2,411,111	2,576,039	2,411,111
Total shareholders' equity	2,220,680	2,200,215	1,906,823	2,220,680	1,906,823
Nonfinancial Data:
Full-time equivalent employees	2,554	2,683	2,592	2,554	2,592
Banking centers	182	183	188	182	188

(1)

Calculated using the federal statutory tax rate in effect of 21% for the three and nine months ended September 30, 2018 and three months ended June 30, 2018 and 35% for the three and nine months ended September 30, 2017.

(2)	Cash dividends per share divided by net income per share (basic).
(3)	Represents a non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section for reconciliations to GAAP financial measures.

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

The following table presents GAAP to non-GAAP reconciliations.

	Three Months Ended		Nine Months Ended
(dollars and shares in thousands,	September 30,		September 30,
except per share data)	2018	2017	2018	2017
Tangible common book value:
Shareholders' equity (GAAP)	$2,220,680	$1,906,823	$2,220,680	$1,906,823
Deduct: Goodwill	828,804	655,018	828,804	655,018
Intangible assets	42,134	29,235	42,134	29,235
Tangible shareholders' equity (non-GAAP)	$1,349,742	$1,222,570	$1,349,742	$1,222,570
Period end common shares	152,352	135,523	152,352	135,523
Tangible common book value	8.86	9.02	8.86	9.02

Return on tangible common equity:
Net income (GAAP)	$51,348	$39,372	$143,332	$114,218
Add: Intangible amortization (net of tax)	2,593	1,717	8,143	5,487
Tangible net income (non-GAAP)	$53,941	$41,089	$151,475	$119,705
Tangible shareholders' equity (non-GAAP) (see above)	$1,349,742	$1,222,570	$1,349,742	$1,222,570
Return on tangible common equity	15.99%	13.44%	14.96%	13.06%

Return on average tangible common equity:
Tangible net income (non-GAAP) (see above)	$53,941	$41,089	$151,475	$119,705
Average shareholders' equity (GAAP)	$2,212,700	$1,896,194	$2,187,624	$1,862,649
Deduct: Average goodwill	828,804	655,018	828,585	655,018
Average intangible assets	43,685	30,502	47,249	33,242
Average tangible shareholders' equity (non-GAAP)	$1,340,211	$1,210,674	$1,311,790	$1,174,389
Return on average tangible common equity	16.10%	13.58%	15.40%	13.59%

Net interest margin:
Net interest income (GAAP)	$130,842	$108,478	$391,377	$318,612
Taxable equivalent adjustment	2,753	5,621	8,345	16,952
Net interest income - taxable equivalent basis (non-GAAP)	$133,595	$114,099	$399,722	$335,564
Average earning assets	$15,213,384	$12,959,722	$15,198,690	$12,849,822
Net interest margin	3.51%	3.52%	3.51%	3.48%

Efficiency ratio:
Noninterest expense (GAAP)	$119,376	$103,702	$366,993	$308,404
Deduct: Intangible amortization expense	3,283	2,641	10,308	8,442
Adjusted noninterest expense (non-GAAP)	$116,093	$101,061	$356,685	$299,962
Net interest income - taxable equivalent basis (non-GAAP) (see above)	$133,595	$114,099	$399,722	$335,564
Noninterest income	45,957	46,366	137,151	138,557
Deduct: Net securities gains (losses)	135	2,972	2,417	7,547
Adjusted total revenue (non-GAAP)	$179,417	$157,493	$534,456	$466,574
Efficiency ratio	64.71%	64.17%	66.74%	64.29%

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

EXECUTIVE SUMMARY

During the third quarter of 2018, net income was $51.3 million, or $0.34 per diluted share.  Net income was $39.4 million, or $0.29 per diluted share, for the third quarter of 2017.

Management’s strategy is basic banking – loan growth, fee income, and expense management.  We use our low-cost core deposits to fuel our commercial loan growth.  That loan growth is filtered through our reliable credit process.  We have a disciplined expense culture that permeates into all areas and processes.  We are committed to driving and sustaining positive operating leverage.

We continue to benefit from re-mixing our earning assets by replacing lower yielding assets, like indirect auto loans, with higher yielding assets, like commercial loans.

Loan Growth:  Our loan balances, excluding loans held for sale, were stable for the quarter, declining $3.0 million to $11.293 billion at September 30, 2018 compared to $11.296 billion at June 30, 2018.  This was attributable to our higher paydowns and planned runoff as part of our earning asset re-mix strategy.  Offsetting these decreases, commercial real estate loans increased during the quarter by $29.8 million.

Net Interest Income: For the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017 our net interest income increased primarily due to volume from the Anchor (MN) acquisition in November 2017 and increased loan yields.  This was further augmented by our low cost of deposits over the same period.  Net interest income decreased slightly in the third quarter of 2018 compared to the second quarter of 2018 with an increase in deposit and borrowing costs and lower accretion income.

Fee Income:  Fee income decreased slightly to $46.0 million from $49.3 million for the third quarter of 2018 when compared to the second quarter of 2018 substantially due to seasonal declines in mortgage banking revenue and wealth management fee income, offset by higher capital markets income.

Expenses:  Noninterest expenses increased $58.6 million, or 19%, for the nine months ended September 30, 2018 when compared to the nine months ended September 30, 2017.  The increase was primarily attributable to higher expenses associated with the Anchor (MN) partnership.  Also contributing to the increase in noninterest expense was amortization of tax credit investments totaling $21.8 million for the nine months ended September 30, 2018 reflecting the completion of investment tax credit projects during 2018.  The third quarter of 2018 compared to the second quarter of 2018 decreased $11.1 million demonstrating continued discipline with respect to expense management.  As previously disclosed, we have consolidated 158 branches since the beginning of 2011 and continue to evaluate the Old National franchise for additional consolidation opportunities.

We have entered into a branch purchase and assumption agreement for the sale of ten Old National branches in Wisconsin to Marine Credit Union of La Crosse, Wisconsin.  The branch sale includes Marine’s assumption of approximately $231 million in deposits and no loans. The sale closed on October 26,  2018 and we expect to record a net gain of approximately $14 million in the fourth quarter of 2018.

Our pending acquisition of Minnesota-based Klein has received regulatory and shareholder approval and is expected to close effective November 1, 2018, subject to customary closing conditions.

In regard to future partnerships, we are an active looker and a selective, disciplined buyer in demographically accretive markets. We believe our ability to bring an enhanced product set and a larger balance sheet with better capital allows a potential partner to better serve their clients. As previously disclosed, we do not feel compelled to enter into a partnership.

RESULTS OF OPERATIONS

The following table sets forth certain income statement information of Old National for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(dollars in thousands)	2018	2017	Change	2018	2017	Change
Income Statement Summary:
Net interest income	$130,842	$108,478	20.6%	$391,377	$318,612	22.8%
Provision for loan losses	750	311	141.2	3,576	2,013	77.6
Noninterest income	45,957	46,366	(0.9)	137,151	138,557	(1.0)
Noninterest expense	119,376	103,702	15.1	366,993	308,404	19.0
Other Data:
Return on average common equity	9.28%	8.31%		8.74%	8.18%
Return on tangible common equity (1)	15.99	13.44		14.96	13.06
Return on average tangible common equity (1)	16.10	13.58		15.40	13.59
Efficiency ratio (1)	64.71	64.17		66.74	64.29
Tier 1 leverage ratio	8.56	8.79		8.56	8.79
Net charge-offs (recoveries) to average loans	0.06	0.05		0.01	0.02

(1)	Represents a non-GAAP financial measure. Refer to "Non-GAAP Financial Measures" section for reconciliations to GAAP financial measures.

Net Interest Income

Net interest income is the most significant component of our earnings, comprising 74% of revenues for the nine months ended September 30, 2018.  Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations.  Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities.

The Federal Reserve increased the discount rate 25 basis points at each of their March, June, and September 2018 meetings.  The rate increases were driven by the Federal Reserve’s inflation and wage pressure expectations in conjunction with an expanding economy.  The Treasury yield curve flattened as short-term rates rose while long-term interest rates remained flat.  Collectively, these factors marginally improved the outlook for our net interest income and margin.

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

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities.  For analytical purposes, net interest income is also presented in the table that follows, adjusted to a taxable equivalent basis to reflect what our tax-exempt assets would need to yield in order to achieve the same after-tax yield as a taxable asset.  We used the federal statutory tax rate in effect of 21% for the three and nine months ended September 30, 2018, compared to 35% for the three and nine months ended September 30, 2017.  This analysis portrays the income tax benefits associated in tax-exempt assets and helps to facilitate a comparison between taxable and tax-exempt assets.  Management believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully taxable equivalent basis.  Therefore, management believes these measures provide useful information for both management and investors by allowing them to make peer comparisons.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2018	2017	2018	2017
Net interest income	$130,842	$108,478	$391,377	$318,612
Conversion to fully taxable equivalent	2,753	5,621	8,345	16,952
Net interest income - taxable equivalent basis	$133,595	$114,099	$399,722	$335,564

Average earning assets	$15,213,384	$12,959,722	$15,198,690	$12,849,822

Net interest margin	3.44%	3.35%	3.43%	3.31%
Net interest margin - taxable equivalent basis	3.51%	3.52%	3.51%	3.48%

The increase in net interest income for the three and nine months ended September 30, 2018 when compared to the same periods in 2017 was primarily due to higher average earning assets of $2.254 billion in the three months ended September 30, 2018 when compared to the three months ended September 30, 2017 and $2.349 billion in the nine months ended September 30, 2018 when compared to the nine months ended September 30, 2017.  Partially offsetting the higher average earning assets were higher average interest-bearing liabilities of $1.573 billion in the three months ended September 30, 2018 when compared to the three months ended September 30, 2017 and $1.618 billion in the nine months ended September 30, 2018 when compared to the nine months ended September 30, 2017.  Interest income in the three and nine months ended September 30, 2018 included lower fully taxable equivalent interest income resulting from the income tax rate decrease to 21% in 2018.  Net interest income for the three and nine months ended September 30, 2018 and 2017 included accretion income (interest income in excess of contractual interest income) associated with acquired loans.  Accretion income totaled $7.3 million in the three months ended September 30, 2018 and $29.8 million in the nine months September 30, 2018, compared to $11.1 million in the three months ended September 30, 2017 and $33.4 million in the nine months ended September 30, 2017.  We expect accretion income on our PCI loans to decrease over time, but this may be offset by future acquisitions.

The following tables present the average balance sheet for each major asset and liability category, its related interest income and yield, or its expense and rate for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended			Three Months Ended
(dollars in thousands)	September 30, 2018			September 30, 2017
	Average	Income (1)/	Yield/	Average	Income (1)/	Yield/
Earning Assets	Balance	Expense	Rate	Balance	Expense	Rate
Money market and other interest-earning investments	$35,928	$140	1.54%	$32,755	$85	1.03%
Investment securities:
Treasury and government sponsored agencies	685,919	3,748	2.19%	585,354	2,844	1.94%
Mortgage-backed securities	1,595,630	9,381	2.35%	1,456,034	7,235	1.99%
States and political subdivisions	1,103,347	10,110	3.67%	1,103,721	13,065	4.73%
Other securities	500,837	4,116	3.29%	453,782	3,043	2.68%
Total investment securities	3,885,733	27,355	2.82%	3,598,891	26,187	2.91%
Loans: (2)
Commercial	2,928,744	33,381	4.46%	2,021,614	20,731	4.01%
Commercial real estate	4,465,105	57,377	5.03%	3,298,435	43,646	5.18%
Residential real estate loans	2,187,130	22,536	4.12%	2,144,478	21,190	3.95%
Consumer	1,710,744	17,333	4.02%	1,863,549	17,307	3.68%
Total loans	11,291,723	130,627	4.56%	9,328,076	102,874	4.35%
Total earning assets	15,213,384	$158,122	4.11%	12,959,722	$129,146	3.95%
Less: Allowance for loan losses	(53,734)			(51,130)
Non-earning Assets
Cash and due from banks	205,446			233,017
Other assets	2,068,469			1,845,612
Total assets	$17,433,565			$14,987,221

Interest-Bearing Liabilities
Checking and NOW accounts	$3,026,289	$1,180	0.15%	$2,570,321	$544	0.08%
Savings accounts	2,974,147	2,119	0.28%	2,934,445	1,289	0.17%
Money market accounts	1,153,906	1,254	0.43%	661,635	142	0.09%
Time deposits	1,847,322	6,636	1.43%	1,466,802	3,150	0.85%
Total interest-bearing deposits	9,001,664	11,189	0.49%	7,633,203	5,125	0.27%
Federal funds purchased and interbank borrowings	238,514	1,191	1.98%	220,918	655	1.18%
Securities sold under agreements to repurchase	352,998	535	0.60%	315,285	280	0.35%
FHLB advances	1,624,661	8,880	2.17%	1,506,606	6,618	1.74%
Other borrowings	250,255	2,732	4.37%	219,241	2,369	4.32%
Total borrowed funds	2,466,428	13,338	2.15%	2,262,050	9,922	1.74%
Total interest-bearing liabilities	$11,468,092	$24,527	0.85%	$9,895,253	$15,047	0.61%

Noninterest-Bearing Liabilities
Demand deposits	$3,596,159			$3,049,503
Other liabilities	156,614			146,271
Shareholders' equity	2,212,700			1,896,194
Total liabilities and shareholders' equity	$17,433,565			$14,987,221

Net interest rate spread			3.26%			3.34%
Net interest margin (3)			3.51%			3.52%
Taxable equivalent adjustment		$2,753			$5,621
(1)	Interest income is reflected on a fully taxable equivalent basis.
(2)	Includes loans held for sale.
(3)	Net interest margin is defined as net interest income on a tax equivalent basis as a percentage of average earning assets.

	Nine Months Ended			Nine Months Ended
(dollars in thousands)	September 30, 2018			September 30, 2017
	Average	Income (1)/	Yield/	Average	Income (1)/	Yield/
Earning Assets	Balance	Expense	Rate	Balance	Expense	Rate
Money market and other interest-earning investments	$51,284	$347	0.90%	$29,172	$171	0.78%
Investment securities:

Treasury and government sponsored agencies	666,015	10,559	2.11%	567,403	8,422	1.98%
Mortgage-backed securities	1,605,324	27,805	2.31%	1,484,132	22,643	2.03%
States and political subdivisions	1,141,827	31,179	3.64%	1,119,846	40,047	4.77%
Other securities	489,465	11,694	3.19%	448,544	8,738	2.60%
Total investment securities	3,902,631	81,237	2.78%	3,619,925	79,850	2.94%
Loans: (2)
Commercial	2,854,691	94,114	4.35%	1,949,921	59,171	4.00%
Commercial real estate	4,436,576	170,414	5.07%	3,237,053	123,800	5.04%
Residential real estate loans	2,180,416	66,216	4.05%	2,137,982	63,712	3.97%
Consumer	1,773,092	52,828	3.98%	1,875,769	50,450	3.60%
Total loans	11,244,775	383,572	4.52%	9,200,725	297,133	4.28%
Total earning assets	15,198,690	$465,156	4.06%	12,849,822	$377,154	3.90%
Less: Allowance for loan losses	(52,070)			(50,927)
Non-earning Assets
Cash and due from banks	203,421			209,752
Other assets	2,081,615			1,861,261
Total assets	$17,431,656			$14,869,908

Interest-Bearing Liabilities
Checking and NOW accounts	$3,063,636	$2,969	0.13%	$2,599,696	$1,511	0.08%
Savings accounts	3,020,955	5,239	0.23%	2,949,412	3,655	0.17%
Money market accounts	1,138,679	2,502	0.29%	684,346	437	0.09%
Time deposits	1,798,616	16,873	1.25%	1,449,840	8,629	0.80%
Total interest-bearing deposits	9,021,886	27,583	0.41%	7,683,294	14,232	0.25%

Federal funds purchased and interbank borrowings	213,362	2,855	1.79%	192,343	1,433	1.00%

Securities sold under agreements to repurchase	342,797	1,328	0.52%	325,230	870	0.36%
FHLB advances	1,671,211	25,484	2.04%	1,460,293	17,947	1.64%
Other borrowings	249,464	8,184	4.37%	219,097	7,108	4.33%
Total borrowed funds	2,476,834	37,851	2.04%	2,196,963	27,358	1.66%
Total interest-bearing liabilities	$11,498,720	$65,434	0.76%	$9,880,257	$41,590	0.56%

Noninterest-Bearing Liabilities
Demand deposits	$3,587,453			$2,985,386
Other liabilities	157,859			141,616
Shareholders' equity	2,187,624			1,862,649
Total liabilities and shareholders' equity	$17,431,656			$14,869,908

Net interest rate spread			3.30%			3.34%
Net interest margin (3)			3.51%			3.48%
Taxable equivalent adjustment		$8,345			$16,952

(1)	Interest income is reflected on a fully taxable equivalent basis.
(2)	Includes loans held for sale.
(3)	Net interest margin is defined as net interest income on a tax equivalent basis as a percentage of average earning assets.

The following table presents the dollar amount of changes in taxable equivalent net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid for the three and nine months ended September 30, 2018 and 2017.

	From Three Months Ended			From Nine Months Ended
	September 30, 2017 to Three			September 30, 2017 to Nine
	Months Ended September 30, 2018			Months Ended September 30, 2018
	Total	Attributed to		Total	Attributed to
(dollars in thousands)	Change	Volume	Rate	Change	Volume	Rate
Interest Income
Money market and other interest- earning investments	$55	$10	$45	$176	$139	$37
Investment securities (1)	1,168	2,054	(886)	1,387	6,061	(4,674)
Loans (1)	27,753	22,146	5,607	86,439	67,895	18,544
Total interest income	28,976	24,210	4,766	88,002	74,095	13,907
Interest Expense
Checking and NOW deposits	636	138	498	1,458	358	1,100
Savings deposits	830	25	805	1,584	104	1,480
Money market deposits	1,112	322	790	2,065	643	1,422
Time deposits	3,486	1,097	2,389	8,244	2,670	5,574
Federal funds purchased and interbank borrowings	536	72	464	1,422	217	1,205
Securities sold under agreements to repurchase	255	45	210	458	57	401
FHLB advances	2,262	586	1,676	7,537	2,901	4,636
Other borrowings	363	337	26	1,076	990	86
Total interest expense	9,480	2,622	6,858	23,844	7,940	15,904
Net interest income	$19,496	$21,588	$(2,092)	$64,158	$66,155	$(1,997)

The variance not solely due to rate or volume is allocated equally between the rate and volume variances.

(1)

Interest on investment securities and loans includes the effect of taxable equivalent adjustments of $1.7 million and $1.1 million, respectively, during the three months ended September 30, 2018; and $5.2 million and $3.2 million, respectively, during the nine months ended September 30, 2018; using the federal statutory rate in effect of 21%.

The slight decline in the net interest margin on a fully taxable equivalent basis for the three months ended September 30, 2018 when compared to the same period in 2017 was primarily due to higher costs of interest-bearing liabilities, substantially offset by higher yield on interest earning assets and a change in the mix of average interest earning assets and interest-bearing liabilities. The decrease in the net interest margin for the three months ended September 30, 2018 also reflected lower yields associated with accretion income on acquired loans.  Accretion income represented 19 basis points of the net interest margin for the three months ended September 30, 2018, compared to 34 basis points for the three months ended September 30, 2017.  The yield on interest earning assets increased 16 basis points and the cost of interest-bearing liabilities increased 24 basis points in the quarterly year-over-year comparison.  The yield on interest earning assets is calculated by dividing annualized taxable equivalent net interest income by average interest earning assets while the cost of interest-bearing liabilities is calculated by dividing annualized interest expense by average interest-bearing liabilities.

The increase in the net interest margin on a fully taxable equivalent basis for the nine months ended September 30, 2018 when compared to the same period in 2017 was primarily due to higher yield on interest earning assets and a change in the mix of average interest earning assets and interest-bearing liabilities, partially offset by higher costs of interest-bearing liabilities.  The increase in the net interest margin for the nine months ended September 30, 2018 was also partially offset by lower yields associated with accretion income on acquired loans.  Accretion income represented 26 basis points of the net interest margin for the nine months ended September 30, 2018, compared to 34 basis points of the net interest margin for the nine months ended September 30, 2017.  The yield on interest earning assets increased 16 basis points and the cost of interest-bearing liabilities increased 20 basis points in the nine months ended September 30, 2018 when compared to the nine months ended September 30, 2017.

Average earning assets were $15.213 billion for the three months ended September 30, 2018, compared to $12.960 billion for the three months ended September 30, 2017, an increase of $2.253 billion, or 17%.  Average earning assets were $15.199 billion for the nine months ended September 30, 2018, compared to $12.850 billion for the nine months ended September 30, 2017, an increase of $2.349 billion, or 18%.  The increases in average earning assets were primarily due to our acquisition of Anchor (MN) in November 2017. The loan portfolio including loans held for sale, which generally has an average yield higher than the investment portfolio, was approximately 74% of average interest earning assets for the nine months ended September 30, 2018, compared to 72% for the nine months ended September 30, 2017.

Average loans including loans held for sale increased $1.964 billion for the three months ended September 30, 2018 and $2.044 billion for the nine months ended September 30, 2018 when compared to the same periods in 2017 reflecting organic loan growth, as well as an increase attributable to loans acquired from Anchor (MN) in November 2017.  Loans including loans held for sale attributable to the Anchor (MN) acquisition totaled $1.595 billion as of the closing date of the acquisition, which was November 1, 2017.

Average investments increased $286.8 million for the three months ended September 30, 2018 and $282.7 million for the nine months ended September 30, 2018 when compared to the same periods in 2017 reflecting the Anchor (MN) acquisition.

Average noninterest-bearing deposits increased $546.7 million for the three months ended September 30, 2018 and $602.1 million for the nine months ended September 30, 2018 when compared to the same periods in 2017.  Average interest-bearing deposits increased $1.368 billion for the three months ended September 30, 2018 and $1.339 billion for the nine months ended September 30, 2018 when compared to the same periods in 2017.  The increases in average deposits also reflected the Anchor (MN) acquisition.

Average borrowed funds increased $204.4 million for the three months ended September 30, 2018 and $279.9 million for the nine months ended September 30, 2018 when compared to the same periods in 2017 primarily due to increased funding needed as a result of growth in our loan portfolio that outpaced deposit growth.

Provision for Loan Losses

The provision for loan losses was $0.8 million for the three months ended September 30, 2018, compared to $0.3 million for the three months ended September 30, 2017. Net charge-offs totaled $1.7 million during the three months ended September 30, 2018, compared to net charge-offs of $1.1 million during the three months ended September 30, 2017.  The provision for loan losses was $3.6 million for the nine months ended September 30, 2018, compared to $2.0 million for the nine months ended September 30, 2017. Net charge-offs totaled $1.2 million during the nine months ended September 30, 2018, compared to net charge-offs of $1.7 million during the nine months ended September 30, 2017.  The higher provision for loan losses is the result of loan growth, partially offset by lower incurred loss rate expectations.  Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense.

Noninterest Income

We generate revenues in the form of noninterest income through client fees, sales commissions, and other gains and losses from our core banking franchise and other related businesses, such as wealth management, investment consulting, and investment products.  The following table details the components in noninterest income for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(dollars in thousands)	2018	2017	Change	2018	2017	Change
Wealth management fees	$9,022	$8,837	2.1%	$27,794	$27,515	1.0%
Service charges on deposit accounts	11,028	10,535	4.7	32,552	30,418	7.0
Debit card and ATM fees	4,706	4,248	10.8	14,651	12,920	13.4
Mortgage banking revenue	4,348	5,104	(14.8)	13,729	14,516	(5.4)
Investment product fees	5,073	5,193	(2.3)	15,170	15,186	(0.1)
Capital markets income	2,700	1,843	46.5	4,094	5,621	(27.2)
Company-owned life insurance	2,958	2,022	46.3	7,993	6,288	27.1
Net securities gains (losses)	135	2,972	(95.5)	2,417	7,547	(68.0)
Recognition of deferred gain on sale leaseback transactions	394	537	(26.6)	1,183	1,612	(26.6)
Other income	5,593	5,075	10.2	17,568	16,934	3.7
Total noninterest income	$45,957	$46,366	(0.9)%	$137,151	$138,557	(1.0)%

The decrease in noninterest income for the three months ended September 30, 2018 when compared to the three months ended September 30, 2017 was primarily due to lower net securities gains.  This decrease was substantially offset by higher noninterest income attributable to the Anchor (MN) acquisition.

The decrease in noninterest income for the nine months ended September 30, 2018 when compared to the nine months ended September 30, 2017 was primarily due to lower net securities gains, 2017 recoveries on loans originated by AnchorBank (WI) that had been fully charged-off prior to the acquisition totaling $3.7 million, and lower capital markets income.  These decreases were substantially offset by higher noninterest income attributable to the Anchor (MN) acquisition.

Service charges and overdraft fees increased $0.5 million for the three months ended September 30, 2018 and $2.1 million for the nine months ended September 30, 2018 when compared to the same periods in 2017 primarily due to higher service charges and overdraft fees attributable to the Anchor (MN) acquisition.

Debit card and ATM fees increased $0.5 million for the three months ended September 30, 2018 and $1.7 million for the nine months ended September 30, 2018 when compared to the same periods in 2017 primarily due to higher interchange income attributable to the Anchor (MN) acquisition.

Mortgage banking revenue decreased $0.8 million for the three and nine months ended September 30, 2018 when compared to the same periods in 2017 primarily due to the industry-wide reduction in refinance activity and higher interest rates in 2018.

Capital markets income is comprised of customer interest rate swap fees, debt placement fees, foreign currency exchange fees, and net gains (losses) on foreign currency adjustments.  Capital markets income increased $0.9 million for the three months ended September 30, 2018 when compared to the three months ended September 30, 2017 primarily due to higher customer interest rate swap fees.  Capital markets income decreased $1.5 million for the nine months ended September 30, 2018 when compared to the nine months ended September 30, 2017 primarily due to lower customer interest rate swap fees.

Net securities gains decreased $2.8 million for the three months ended September 30, 2018 and $5.1 million for the nine months ended September 30, 2018 when compared to the same periods in 2017 primarily due to lower realized gains on sales of available-for-sale securities in 2018.

Other income increased $0.5 million for the three months ended September 30, 2018 when compared to the three months ended September 30, 2017 primarily due to higher other income attributable to the Anchor (MN) acquisition and higher gains on sales of fixed assets totaling $0.5 million.  These increases were partially offset by lower other income resulting from third quarter 2017 recoveries on loans originated by AnchorBank (WI) that had been fully charged-off prior to the acquisition totaling $0.6 million.

Noninterest Expense

The following table details the components in noninterest expense for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(dollars in thousands)	2018	2017	Change	2018	2017	Change
Salaries and employee benefits	$63,158	$57,783	9.3%	$193,929	$171,953	12.8%
Occupancy	12,578	11,670	7.8	38,731	34,343	12.8
Equipment	3,652	3,485	4.8	10,945	10,062	8.8
Marketing	3,406	2,646	28.7	11,065	9,369	18.1
Data processing	8,628	7,696	12.1	26,752	23,530	13.7
Communication	2,473	2,163	14.3	8,309	6,865	21.0
Professional fees	3,235	4,589	(29.5)	8,888	11,317	(21.5)
Loan expenses	1,564	1,542	1.4	5,151	4,866	5.9
Supplies	707	547	29.3	2,332	1,720	35.6
FDIC assessment	2,722	2,197	23.9	8,528	6,814	25.2
Other real estate owned expense	157	511	(69.3)	702	2,635	(73.4)
Amortization of intangibles	3,283	2,641	24.3	10,308	8,442	22.1
Amortization of tax credit investments	9,233	-	N/M	21,807	-	N/M
Other expense	4,580	6,232	(26.5)	19,546	16,488	18.5
Total noninterest expense	$119,376	$103,702	15.1%	$366,993	$308,404	19.0%

N/M = Not meaningful

Noninterest expense increased $15.7 million for the three months ended September 30, 2018 when compared to the three months ended September 30, 2017 primarily due to amortization of tax credit investments totaling $9.2 million for the three months ended September 30, 2018 reflecting the completion of investment tax credit projects during 2018.  Also contributing to the increase in noninterest expense were $7.7 million of operating expenses and $1.0 million of acquisition and integration costs associated with Anchor (MN).

Noninterest expense increased $58.6 million for the nine months ended September 30, 2018 when compared to the nine months ended September 30, 2017 primarily due to $28.7 million of operating expenses and $5.8 million of acquisition and integration costs associated with Anchor (MN).  Also contributing to the increase in noninterest expense was amortization of tax credit investments totaling $21.8 million for the nine months ended September 30, 2018 reflecting the completion of investment tax credit projects during 2018.

Salaries and employee benefits increased $5.4 million for the three months ended September 30, 2018 and $22.0 million for the nine months ended September 30, 2018 when compared to the same periods in 2017 primarily due to higher salaries and benefits associated with the Anchor (MN) acquisition, higher profit sharing expenses, and higher hospitalization expenses. The increase in profit sharing expenses reflected Old National’s increase in its 401(k) match to 75% of employee compensation deferral contributions of the first 4% of compensation, and 50% of the next 4% of compensation during the second quarter of 2018.  The change was retroactive for all of 2018.  For 2017, we matched 50% of employee compensation deferral contributions, up to 6% of compensation.

Occupancy expenses increased $0.9 million for the three months ended September 30, 2018 and $4.4 million for the nine months ended September 30, 2018 when compared to the same periods in 2017 primarily due to higher occupancy expenses attributable to the Anchor (MN) acquisition.  Also contributing to the increases in occupancy expenses were higher real estate taxes of $0.2 million in the three months ended September 30, 2018 and $1.0 million for the nine months ended September 30, 2018 when compared to the same periods in 2017.

Marketing expense increased $0.8 million for the three months ended September 30, 2018 and $1.7 million for the nine months ended September 30, 2018 when compared to the same periods in 2017 primarily due to additional expenses associated with the Anchor (MN) acquisition and higher public relations expense.

Data processing expenses increased $0.9 million for the three months ended September 30, 2018 and $3.2 million for the nine months ended September 30, 2018 when compared to the same periods in 2017 primarily due to integration expenses associated with the Anchor (MN) acquisition and higher software expenses.

Communication expenses increased $0.3 million for the three months ended September 30, 2018 and $1.4 million for the nine months ended September 30, 2018 when compared to the same periods in 2017 primarily due to integration expenses associated with the Anchor (MN) acquisition.

Professional fees decreased $1.4 million for the three months ended September 30, 2018 and $2.4 million for the nine months ended September 30, 2018 when compared to the same periods in 2017 primarily due to pre-tax expenses recorded in 2017 related to an initiative to improve how we serve our clients and increase efficiency totaling $1.9 million in the three months ended September 30, 2017 and $2.9 million in the nine months ended September 30, 2017.

FDIC assessment expenses increased $0.5 million for the three months ended September 30, 2018 and $1.7 million for the nine months ended September 30, 2018 when compared to the same periods in 2017 primarily due to the addition of Anchor (MN).

Amortization of intangibles increased $0.6 million for the three months ended September 30, 2018 and $1.9 million for the nine months ended September 30, 2018 when compared to the same periods in 2017 primarily due to amortization of core deposit intangibles related to the Anchor (MN) acquisition.

Amortization of tax credit investments was $9.2 million for the three months ended September 30, 2018 and $21.8 million for the nine months ended September 30, 2018 reflecting the completion of investment tax credit projects during 2018.  There was no amortization related to tax credit investments recorded in noninterest expense for the three or nine months ended September 30, 2017.  We anticipate amortization of tax credit investments including discrete tax items of approximately $2 million in the fourth quarter of 2018.  The recognition of tax credit amortization expense is contingent upon the successful rehabilitation of a historic building or completion of a solar project within the reporting period. Many factors including weather, labor availability, building regulations, inspections, and other unexpected construction delays related to a rehabilitation project can cause a project to exceed its estimated completion date.  See Note 13 to the consolidated financial statements for additional information on our tax credit investments.

Other expense decreased $1.7 million for the three months ended September 30, 2018 when compared to the three months ended September 30, 2017 primarily due to a favorable variance in provision for unfunded commitments of $1.3 million and $1.1 million of costs associated with branch consolidations recorded in the three months ended September 30, 2017.  These decreases were partially offset by higher other expense associated with the Anchor (MN) acquisition.

Other expense increased $3.1 million for the nine months ended September 30, 2018 when compared to the nine months ended September 30, 2017 primarily due to higher other expense associated with the Anchor (MN) acquisition.

Provision for Income Taxes

We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes.  The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by a tax benefit from our tax credit investments and interest on tax-exempt securities and loans.  The provision for income taxes, as a percentage of pre-tax income, was 9.4% for the three months ended September 30, 2018, compared to 22.5% for the three months ended September 30, 2017.  The provision for income taxes, as a percentage of pre-tax income, was 9.3% for the nine months ended September 30, 2018, compared to 22.2% for the nine months ended September 30, 2017.  In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at September 30, 2018 based on the current estimate of the effective annual rate.  The lower effective tax rate during the three and nine months ended September 30, 2018 when compared to the same periods in 2017 was primarily the result of the lowering of the federal corporate tax rate to 21% in 2018 and an increase in federal tax credits available.  See Note 20 to the consolidated financial statements for additional information.

FINANCIAL CONDITION

Overview

At September 30, 2018, our assets were $17.568 billion, a $2.502 billion increase compared to assets of $15.066 billion at September 30, 2017, and a $49.5 million increase compared to assets of $17.518 billion at December 31, 2017.  The increase from September 30, 2017 to September 30, 2018 was primarily due to the acquisition of Anchor (MN) in November 2017, which had $2.222 billion in assets as of the closing date of the acquisition.  Organic growth in our commercial loan portfolios also contributed to the September 30, 2017 to September 30, 2018 increase in assets.

Earning Assets

Our earning assets are comprised of investment securities, portfolio loans, loans held for sale, money market investments, interest earning accounts with the Federal Reserve, and trading securities.  Earning assets were $15.312 billion at September 30, 2018, a $2.246 billion increase compared to earning assets of $13.066 billion at September 30, 2017, and a $103.2 million increase compared to earning assets of $15.209 billion at December 31, 2017.

Investment Securities

We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements.  However, we also have $73.8 million of U.S. government-sponsored entities and agencies securities, $131.6 million of fixed-rate mortgage-backed securities, and $306.9 million of state and political subdivision securities in our held-to-maturity investment portfolio at September 30, 2018.

Trading securities, which consist of mutual funds held in trusts associated with deferred compensation plans for former directors and executives, are recorded at fair value and totaled $5.8 million at September 30, 2018 compared to $5.4 million at September 30, 2017.

At September 30, 2018, the investment securities portfolio, including trading securities, was $3.927 billion compared to $3.587 billion at September 30, 2017, an increase of $339.2 million.  Investment securities attributable to the Anchor (MN) acquisition totaled $308.8 million as of the closing date of the acquisition.  Investment securities represented 26% of earning assets at September 30, 2018, compared to 27% at September 30, 2017 and 26% at December 31, 2017.  Investment securities decreased as a percentage of total earning assets at September 30, 2018 when compared to September 30, 2017 due to a proportionately larger increase in loan balances.  Stronger commercial loan demand in the future and management’s decision to deleverage the balance sheet could result in a reduction in the securities portfolio.  At September 30, 2018, management does not intend to sell any securities in an unrealized loss position and does not believe we will be required to sell such securities.

The investment securities available-for-sale portfolio had net unrealized losses of $96.1 million at September 30, 2018, compared to net unrealized losses of $26.6 million at September 30, 2017, and net unrealized losses of $56.4 million at December 31, 2017.  Net unrealized losses increased from December 31, 2017 to September 30, 2018 reflecting higher net unrealized losses on mortgage-backed securities primarily due to the effect of an increase in long-term interest rates.

The investment portfolio had an effective duration of 4.49 at September 30, 2018, compared to 4.25 at September 30, 2017, and 4.15 at December 31, 2017.  Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates.  Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage.  The annualized average yields on investment securities, on a taxable equivalent basis, were 2.82% for the three months ended September 30, 2018, compared to 2.91% for the three months ended September 30, 2017.  The annualized average yields on investment securities, on a taxable equivalent basis, were 2.78% for the nine months ended September 30, 2018, compared to 2.94% for the nine months ended September 30, 2017.

Loans Held for Sale

Mortgage loans held for immediate sale in the secondary market were $21.4 million at September 30, 2018, compared to $17.9 million at December 31, 2017.  Certain mortgage loans are committed for sale at or prior to origination at a contracted price to an outside investor.  Other mortgage loans held for immediate sale are hedged with TBA forward agreements and committed for sale when they are ready for delivery and remain on the Company’s balance sheet for a short period of time (typically 30 to 60 days).  These loans are sold without recourse, beyond customary representations and warranties, and Old National has not experienced material losses arising from these sales.  Mortgage originations are subject to volatility due to interest rates and home sales, among other factors.

We have elected the fair value option under FASB ASC 825-10 prospectively for residential loans held for sale.  The aggregate fair value exceeded the unpaid principal balance by $0.6 million at September 30, 2018, compared to $0.5 million at December 31, 2017.

Commercial and Commercial Real Estate Loans

Commercial and commercial real estate loans are the largest classification within earning assets, representing 49% of earning assets at September 30, 2018, compared to 41% at September 30, 2017 and 47% at December 31, 2017.  At September 30, 2018, commercial and commercial real estate loans were $7.431 billion, an increase of $2.012 billion, or 37%, compared to September 30, 2017, and an increase of $359.0 million, or 5%, compared to December 31, 2017.  Commercial and commercial real estate loans attributable to the Anchor (MN) acquisition totaled $1.516 billion as of the closing date of the acquisition.

Residential Real Estate Loans

At September 30, 2018, residential real estate loans held in our loan portfolio were $2.166 billion, an increase of $47.1 million compared to September 30, 2017, and a decrease of $0.9 million compared to December 31, 2017.  Residential real estate loans attributable to the Anchor (MN) acquisition totaled $34.0 million as of the closing date of the acquisition.  Future increases in interest rates could result in a decline in the level of refinancings and new originations of residential real estate loans.

Consumer Loans

Consumer loans, including automobile loans and personal and home equity loans and lines of credit, decreased $164.1 million at September 30, 2018 compared to September 30, 2017, and decreased $183.6 million from December 31, 2017.  Old National assumed student loans in the acquisition of Anchor (WI) in May 2016.  Student loans are guaranteed by the government from 97% to 100% and totaled $68.2 million at December 31, 2017.  Old National sold the remaining student loan portfolio totaling $64.9 million during the second quarter of 2018, resulting in a $2.2 million gain that is included in other income on the income statement.  Consumer loans attributable to the Anchor (MN) acquisition totaled $43.9 million as of the closing date of the acquisition.  We continue to see runoff in our less profitable indirect consumer loan portfolio.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets at September 30, 2018 totaled $870.9 million, an increase of $186.6 million compared to $684.3 million at September 30, 2017.  As of September 30, 2018, we have recorded $200.4 million of goodwill and other intangible assets associated with the acquisition of Anchor (MN).

Net Deferred Tax Assets

Net deferred tax assets decreased $43.3 million compared to September 30, 2017 primarily due to a revaluation of our deferred tax assets due to the enactment of the Tax Cuts and Jobs Act (“H.R. 1”), which lowered the federal corporate tax rate to 21%.  Shortly after the enactment date, the SEC issued SAB 118, which addresses the situations where the accounting for changes in tax laws is complete, incomplete but can be reasonably estimated, and incomplete and cannot be reasonably estimated.  SAB 118 also permits a measurement period of up to one year from the date of enactment to refine the provisional accounting.  Old National completed its analysis of H.R. 1 during the second quarter of 2018.  During the six months ended June 30, 2018, immaterial adjustments made to the preliminary valuation of assets acquired and liabilities assumed in the acquisition of Anchor (MN) impacted the estimated revaluation of Old National’s deferred tax assets.  Future changes in the corporate tax rate could result in a change in value of Old National’s deferred tax assets and future income tax expense.  See Note 20 to the consolidated financial statements for additional information.

Other Assets

Other assets increased $18.6 million, or 14%, since September 30, 2017 primarily due to higher accrued income taxes.  Old National reclassified $21.5 million from deferred tax assets related to alternative minimum tax credits to accrued income taxes in the nine months ended September 30, 2018 as a result of the enactment of H.R. 1.  See Note 20 to the consolidated financial statements for additional information.

Funding

Total funding, comprised of deposits and wholesale borrowings, was $15.174 billion at September 30, 2018, an increase of $2.156 billion from $13.018 billion at September 30, 2017, and a decrease of $9.7 million from $15.184 billion at December 31, 2017.  Included in total funding were deposits of $12.598 billion at September 30, 2018, an increase of $1.991 billion from $10.607 billion at September 30, 2017, and a decrease of $7.6 million from $12.606 billion at December 31, 2017.  Deposits attributable to the Anchor (MN) acquisition totaled $1.777 billion as of the closing date of the acquisition. Noninterest-bearing deposits increased $553.7 million from September 30, 2017 to September 30, 2018.  Interest-bearing checking and NOW deposits increased $472.3 million from September 30, 2017 to September 30, 2018, while savings deposits decreased $11.8 million.  Money market deposits increased $537.1 million from September 30, 2017 to September 30, 2018, while time deposits increased $440.1 million.

We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position.  At September 30, 2018, wholesale borrowings, including federal funds purchased and interbank borrowings, securities sold under agreements to repurchase, FHLB advances, and other borrowings, totaled $2.576 billion, an increase of $164.9 million, or 7%, from September 30, 2017, and a decrease of $2.2 million from December 31, 2017.  Wholesale funding as a percentage of total funding was 17% at September 30, 2018, 19% at September 30, 2017, and 17% at December 31, 2017.  The increase in wholesale funding from September 30, 2017 to September 30, 2018 was due to increases in federal funds purchased and interbank borrowings, securities sold under agreements to repurchase, and other borrowings, partially offset by a decrease in FHLB advances.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities increased $31.8 million, or 23%, from September 30, 2017 primarily due to increases in unfunded commitments on various tax credit investments and derivative liabilities.

Capital

Shareholders’ equity totaled $2.221 billion at September 30, 2018, compared to $1.907 billion at September 30, 2017 and $2.154 billion at December 31, 2017.  Shareholders’ equity at September 30, 2018 included $300.8 million from the 16.5 million shares of Common Stock that were issued in conjunction with the acquisition of Anchor (MN).  We paid cash dividends of $0.39 per share in the nine months ended September 30, 2018, which reduced equity by $59.4 million.  The change in unrealized gains (losses) on available-for-sale investment securities decreased equity by $30.3 million during the nine months ended September 30, 2018.  The Company’s Common Stock is traded on the NASDAQ under the symbol “ONB” with 34,927 shareholders of record at September 30, 2018.

Capital Adequacy

Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At September 30, 2018, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of well-capitalized based on the most recent regulatory definition.

At September 30, 2018, Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

	Fully Phased-In Regulatory Guidelines	September 30,		December 31,
	Minimum	2018	2017	2017
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	8.56%	8.79%	8.28%
Common equity Tier 1 capital to risk-adjusted total assets	7.00	11.09	11.66	10.39
Tier 1 capital to risk-adjusted total assets	8.50	11.09	11.96	10.39
Total capital to risk-adjusted total assets	10.50	12.09	12.46	11.40
Shareholders' equity to assets	N/A	12.64	12.66	12.30

N/A = not applicable

At September 30, 2018, Old National Bank, Old National’s bank subsidiary, maintained a strong capital position as evidenced by the following comparisons of key industry ratios.

	Fully Phased-In
	Regulatory Guidelines	Well Capitalized	September 30,		December 31,
	Minimum	Guidelines	2018	2017	2017
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	5.00%	9.08%	8.71%	8.93%
Common equity Tier 1 capital to risk-adjusted
total assets	7.00	6.50	11.86	11.84	11.21
Tier 1 capital to risk-adjusted total assets	8.50	8.00	11.86	11.84	11.21
Total capital to risk-adjusted total assets	10.50	10.00	12.39	12.35	11.73

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

Investment Activities

We carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral.  At September 30, 2018, we had pooled trust preferred securities with a fair value of $9.1 million, or less than 1% of the available-for-sale securities portfolio.  These securities remained classified as available-for-sale and at September 30, 2018, the unrealized loss on our pooled trust preferred securities was approximately $4.8 million. The fair value of these securities should improve as we get closer to maturity, but not in all cases.  During the first quarter of 2018, Old National sold a pooled trust security for proceeds of $1.8 million, which resulted in a loss of $0.9 million.  There was no OTTI recorded during the nine months ended September 30, 2018 or 2017.

All of our mortgage-backed securities are backed by U.S. government-sponsored or federal agencies.  Municipal bonds, corporate bonds, and other debt securities are evaluated by reviewing the credit-worthiness of the issuer and general market conditions.  See Note 6 to the consolidated financial statements for additional details about our investment security portfolio.

Counterparty Exposure

Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation.  We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry.  Old National manages exposure to counterparty risk in connection with its derivatives transactions by generally engaging in transactions with counterparties having ratings of at least A by Standard & Poor’s Rating Service or A2 by Moody’s Investors Service. Total credit exposure is monitored by counterparty and managed within limits that management believes to be prudent. Old National’s net counterparty exposure was an asset of $102.9 million at September 30, 2018.

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

We lend to commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling, and retailing.  Old National manages concentrations of credit exposure by industry, product, geography, customer relationship, and loan size.  While loans to lessors of both residential and non-residential real estate exceed 10% of total loans, no individual sub-segment category within those broader categories reaches the 10% threshold.  At September 30, 2018, we had minimal exposure to foreign borrowers and no sovereign debt.  Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Kentucky, Michigan, Wisconsin, and Minnesota.  We are experiencing a slow and gradual improvement in the economy of our principal markets.  Management expects that trends in under-performing, criticized, and classified loans will be influenced by the degree to which the economy strengthens or weakens.

On November 1, 2017, Old National closed on its acquisition of Anchor (MN).  As of the closing date of the acquisition, loans totaled $1.594 billion and other real estate owned totaled $1.1 million.  In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. Old National reviewed the acquired loans and determined that as of September 30, 2018, $27.8 million met the definition of criticized and $36.2 million were considered classified (of which $19.1 million are reported with nonaccrual loans).  Our current preference would be to work these loans and avoid foreclosure actions unless additional credit deterioration becomes apparent.  These acquired impaired loans, along with $0.6 million of other real estate owned, are included in our summary of under-performing, criticized, and classified assets found below.

Summary of under-performing, criticized, and classified assets:

	September 30,		December 31,
(dollars in thousands)	2018	2017	2017
Nonaccrual loans:
Commercial	$36,515	$29,529	$27,202
Commercial real estate	81,233	57,128	62,425
Residential real estate	23,435	19,535	22,171
Consumer	7,633	13,064	13,129
Total nonaccrual loans (1)	148,816	119,256	124,927
Renegotiated loans not on nonaccrual	17,547	17,886	19,589
Past due loans (90 days or more and still accruing):
Commercial	1	251	144
Residential real estate	190	232	-
Consumer	789	396	750
Total past due loans	980	879	894
Other real estate owned	3,563	10,259	8,810
Total under-performing assets	$170,906	$148,280	$154,220
Classified loans (includes nonaccrual, renegotiated, past due 90 days, and other problem loans)	$257,053	$209,524	$226,583
Other classified assets (2)	3,070	7,526	4,556
Criticized loans	181,165	130,197	188,085
Total criticized and classified assets	$441,288	$347,247	$419,224
Asset Quality Ratios:
Non-performing loans/total loans (3) (4)	1.47%	1.46%	1.30%
Under-performing assets/total loans and other real estate owned (3)	1.51	1.58	1.39
Under-performing assets/total assets	0.97	0.98	0.88
Allowance for loan losses/under- performing assets (5)	30.84	33.83	32.67
Allowance for loan losses/nonaccrual loans (1)	35.42	42.07	40.33

(1)

Includes purchased credit impaired loans of approximately $9.9 million at September 30, 2018, $4.4 million at September 30, 2017, and $12.6 million at December 31, 2017 that are categorized as nonaccrual for credit analysis purposes because the collection of principal or interest is doubtful.  However, these loans are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

(2)	Includes 1 pooled trust preferred security and 1 insurance policy at September 30, 2018.
(3)	Loans exclude loans held for sale.
(4)	Non-performing loans include nonaccrual and renegotiated loans.
(5)

Because the acquired loans were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded.  No allowance for loan losses is recorded on the acquisition date.

Under-performing assets totaled $170.9 million at September 30, 2018, compared to $148.3 million at September 30, 2017 and $154.2 million at December 31, 2017.  Under-performing assets as a percentage of total loans and other real estate owned at September 30, 2018 were 1.51%, a decrease of 7 basis points from 1.58% at September 30, 2017 and an increase of 12 basis points from 1.39% at December 31, 2017.

Nonaccrual loans increased from September 30, 2017 primarily due to an increase in nonaccrual commercial and commercial real estate loans.  Nonaccrual loans at September 30, 2018 include $19.1 million of loans related to the Anchor (MN) acquisition.  As a percentage of nonaccrual loans, the allowance for loan losses was 35.42% at September 30, 2018, compared to 42.07% at September 30, 2017 and 40.33% at December 31, 2017.  PCI loans that were included in the nonaccrual category for credit analysis purposes because the collection of principal or interest is doubtful totaled $9.9 million at September 30, 2018, compared to $4.4 million at September 30, 2017 and $12.6 million at December 31, 2017. However, they are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

Total criticized and classified assets were $441.3 million at September 30, 2018, an increase of $94.0 million from September 30, 2017, and an increase of $22.1 million from December 31, 2017. Other classified assets include investment securities that fell below investment grade rating totaling $3.1 million at September 30, 2018, compared to $7.5 million at September 30, 2017 and $4.6 million at December 31, 2017.

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

At September 30, 2018, our TDRs consisted of $11.4 million of commercial loans, $29.1 million of commercial real estate loans, $3.7 million of residential loans, and $3.2 million of consumer loans totaling $47.4 million.  Approximately $29.9 million of the TDRs at September 30, 2018 were included with nonaccrual loans.  At December 31, 2017, our TDRs consisted of $12.1 million of commercial loans, $34.7 million of commercial real estate loans, $3.3 million of residential loans, and $3.9 million of consumer loans totaling $54.0 million.  Approximately $34.0 million of the TDRs at December 31, 2017 were included with nonaccrual loans.

Old National has allocated specific reserves to customers whose loan terms have been modified in TDRs totaling $3.0 million at September 30, 2018 and $5.7 million of December 31, 2017.  At September 30, 2018, Old National had not committed to lend additional funds to customers with outstanding loans that are classified as TDRs.

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

PCI loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition.  If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually.  If the PCI loan is being accounted for as part of a pool, it will not be removed from the pool.  At September 30, 2018, it has not been necessary to remove any loans from PCI accounting.

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

Allowance for Loan Losses and Reserve for Unfunded Commitments

Loan charge-offs, net of recoveries, totaled $1.7 million for the three months ended September 30, 2018, compared to $1.1 million for the three months ended September 30, 2017.  Annualized, net charge-offs (recoveries) to average loans were 0.06% for the three months ended September 30, 2018 compared to 0.05% for the three months ended September 30, 2017.  Loan charge-offs, net of recoveries, totaled $1.2 million for the nine months ended September 30, 2018, compared to $1.7 million for the nine months ended September 30, 2017.  Annualized, net charge-offs (recoveries) to average loans were 0.01% for the nine months ended September 30, 2018 compared to 0.02% for the nine months ended September 30, 2017.  Management will continue its efforts to reduce the level of non-performing loans and may consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for loan losses.

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

At September 30, 2018, the allowance for loan losses was $52.7 million, an increase of $2.5 million compared to $50.2 million at September 30, 2017, and an increase of $2.3 million compared to $50.4 million at December 31, 2017. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense.

As a percentage of total loans excluding loans held for sale, the allowance was 0.47% at September 30, 2018, compared to 0.53% at September 30, 2017 and 0.45% at December 31, 2017.

The following table provides additional details of the components of the allowance for loan losses, including ASC 450, Contingencies, for loans collectively evaluated for impairment, ASC 310-10, Receivables, for loans individually evaluated for impairment, and ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, for loans acquired with deteriorated credit quality:

	Collectively	Individually	Acquired with
	Evaluated for	Evaluated for	Deteriorated
(dollars in thousands)	Impairment	Impairment	Credit Quality	Total
Originated loans	$8,620,026	$85,806	$-	$8,705,832
Acquired loans	2,592,911	39,954	57,102	2,689,967
Total loans	$11,212,937	$125,760	$57,102	$11,395,799
Remaining purchase discount	(77,643)	(3,853)	(21,644)	(103,140)
Loans, net of discount	$11,135,294	$121,907	$35,458	$11,292,659

Allowance, January 1, 2018	$40,137	$10,078	$166	$50,381
Charge-offs	(6,933)	(3,045)	(22)	(10,000)
Recoveries	5,437	3,026	293	8,756
Provision expense	1,618	2,092	(134)	3,576
Allowance, September 30, 2018	$40,259	$12,151	$303	$52,713

We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements.  The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment.  The reserve for unfunded loan commitments is classified as a liability account on the balance sheet and totaled $2.2 million at September 30, 2018, compared to $3.1 million at December 31, 2017.

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

The following table illustrates our projected net interest income sensitivity over a two year cumulative horizon based on the asset/liability model at September 30, 2018 and 2017:

	Immediate
	Rate Decrease		Immediate Rate Increase
	-50		+100	+200	+300
(dollars in thousands)	Basis Points	Base	Basis Points	Basis Points	Basis Points
September 30, 2018
Projected interest income:
Money market, other interest earning investments, and investment securities	$238,894	$245,374	$258,572	$271,183	$283,562
Loans	968,240	1,023,923	1,136,505	1,247,110	1,357,113
Total interest income	1,207,134	1,269,297	1,395,077	1,518,293	1,640,675
Projected interest expense:
Deposits	68,155	101,836	181,611	260,799	339,983
Borrowings	113,459	131,669	168,032	204,404	240,783
Total interest expense	181,614	233,505	349,643	465,203	580,766
Net interest income	$1,025,520	$1,035,792	$1,045,434	$1,053,090	$1,059,909
Change from base	$(10,272)		$9,642	$17,298	$24,117
% change from base	-0.99%		0.93%	1.67%	2.33%

September 30, 2017
Projected interest income:
Money market, other interest earning investments, and investment securities	$217,102	$226,469	$238,772	$248,183	$258,931
Loans	686,513	736,265	833,468	929,312	1,024,703
Total interest income	903,615	962,734	1,072,240	1,177,495	1,283,634
Projected interest expense:
Deposits	24,633	45,784	107,821	169,853	231,879
Borrowings	71,078	86,424	119,187	151,939	184,674
Total interest expense	95,711	132,208	227,008	321,792	416,553
Net interest income	$807,904	$830,526	$845,232	$855,703	$867,081
Change from base	$(22,622)		$14,706	$25,177	$36,555
% change from base	-2.72%		1.77%	3.03%	4.40%

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

Because the models are driven by expected behavior in various interest rate scenarios and many factors besides market interest rates affect our net interest income, we recognize that model outputs are not guarantees of actual results.  For this reason, we model many different combinations of interest rates and balance sheet assumptions to understand our overall sensitivity to market interest rate changes, including shocks, yield curve flattening, yield curve steepening, as well as forecasts of likely interest rate scenarios.  At September 30, 2018, our projected net interest income sensitivity based on the asset/liability models we utilize was within the limits of our interest rate risk policy for the scenarios tested.

We use derivative instruments, primarily interest rate swaps, to mitigate interest rate risk, including certain cash flow hedges on variable-rate debt with a notional amount of $625 million at September 30, 2018.  Our derivatives had an estimated fair value loss of $7.8 million at September 30, 2018, compared to an estimated fair value loss of $2.2 million at December 31, 2017.  See Note 21 to the consolidated financial statements for further discussion of derivative financial instruments.

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

A time deposit maturity schedule for Old National Bank is shown in the following table at September 30, 2018.

(dollars in thousands)
Maturity Bucket	Amount	Rate
2018	$566,480	1.44%
2019	893,691	1.59
2020	212,775	1.43
2021	100,287	1.49
2022	47,567	1.46
2023 and beyond	71,335	1.75
Total	$1,892,135	1.53%

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

The credit ratings of Old National and Old National Bank at September 30, 2018 are shown in the following table.

Moody's Investor Service
	Long-term	Short-term
Old National	A3	N/A
Old National Bank	Aa3	P-1

N/A = not applicable

Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well.  At September 30, 2018, Old National and its subsidiaries had the following availability of liquid funds and borrowings:

	Parent
(dollars in thousands)	Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$77,230	$209,531
Unencumbered government-issued debt securities	-	1,264,138
Unencumbered investment grade municipal securities	-	493,432
Unencumbered corporate securities	-	139,331
Availability of borrowings:
Amount available from Federal Reserve discount window*	-	471,033
Amount available from Federal Home Loan Bank Indianapolis*	-	546,549
Total available funds	$77,230	$3,124,014
*	Based on collateral pledged

The Parent Company (Old National Bancorp) has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows, and funds used for acquisitions.  The Parent Company can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit, and through the issuance of debt securities.  Additionally, the Parent Company has a shelf registration in place with the SEC permitting ready access to the public debt and equity markets.  At September 30, 2018, the Parent Company’s other borrowings outstanding were $231.2 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements include commitments to extend credit and financial guarantees.  Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers.  Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $3.313 billion and standby letters of credit of $91.6 million at September 30, 2018.  At September 30, 2018, approximately $3.154 billion of the loan commitments had fixed rates and $158.7 million had floating rates, with the floating rates ranging from 0.99% to 15.25%.  At December 31, 2017, loan commitments were $3.144 billion and standby letters of credit were $68.7 million.  The term of these off-balance sheet arrangements is typically one year or less.

Old National is a party in risk participation transactions of interest rate swaps, which had total notional amount of $39.6 million at September 30, 2018.

CONTRACTUAL OBLIGATIONS

The following table presents our significant fixed and determinable contractual obligations at September 30, 2018:

	Payments Due In
	One Year	One to	Three to	Over
(dollars in thousands)	or Less (1)	Three Years	Five Years	Five Years	Total
Deposits without stated maturity	$10,706,065	$-	$-	$-	$10,706,065
IRAs, consumer, and brokered certificates of deposit	566,480	1,106,466	147,854	71,335	1,892,135
Federal funds purchased and interbank borrowings	450,031	-	-	-	450,031
Securities sold under agreements to repurchase	319,831	-	-	-	319,831
FHLB advances	426,567	301,494	78,500	747,954	1,554,515
Other borrowings	2,554	284	332	248,492	251,662
Fixed interest payments (2)	10,084	66,102	60,462	113,156	249,804
Operating leases	4,972	36,978	32,017	73,520	147,487
Other long-term liabilities (3)	22,141	18,804	33	62	41,040

(1)	For the remaining three months of fiscal 2018.
(2)

Our senior notes, subordinated notes, certain trust preferred securities, and certain FHLB advances have fixed rates ranging from 1.50% to 6.08%.  All of our other long-term debt is at LIBOR based variable rates at September 30, 2018.  The projected variable interest assumes no increase in LIBOR rates from September 30, 2018.

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

Management’s analysis of probable losses in the portfolio at September 30, 2018 resulted in a range for allowance for loan losses of $15.8 million.  The range pertains to general (FASB ASC 450, Contingencies) reserves for both retail and performing commercial loans.  Specific (FASB ASC 310, Receivables) reserves do not have a range of probable loss.  Due to the risks and uncertainty associated with the economy and our projection of loss rates inherent in the portfolio, we establish a range of probable outcomes (a high-end estimate and a low-end estimate) and evaluate our position within this range.  The potential effect to net income based on our position in the range relative to the high and low endpoints is a decrease of $1.7 million and an increase of $10.1 million, respectively, after taking into account the tax effects.  These sensitivities are hypothetical and may not represent actual results.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/18 - 7/31/18	913	$18.53	-	-
8/1/18 - 8/31/18	182	19.65	-	-
9/1/18 - 9/30/18	316	20.30	-	-
Quarter-to-date 9/30/18	1,411	$19.07	-	-

The Board of Directors did not authorize a stock repurchase plan for 2018.  During the three months ended September 30, 2018, Old National repurchased a limited number of shares associated with employee share-based incentive programs.

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

10.1

Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-226817 filed with the Securities and Exchange Commission on August 13, 2018).

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

101

The following materials from Old National’s Form 10-Q Report for the quarterly period ended September 30, 2018, formatted in iXBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD NATIONAL BANCORP
(Registrant)

By:	/s/ James C. Ryan, III

James C. Ryan, III
Senior Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

Date: October 31, 2018