Form 10-K
period 2018-12-31
OLD NATIONAL BANCORP /IN/
filed 2019-02-12
CIK 707179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (s232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s voting common stock held by non-affiliates on June 30, 2018, was $2,791,017,355 (based on the closing price on that date of $18.60).  In calculating the market value of securities held by non-affiliates of the registrant, the registrant has treated as securities held by affiliates as of June 30, 2018, voting stock owned of record by its directors and principal executive officers, and voting stock held by the registrant's trust department in a fiduciary capacity for benefit of its directors and principal executive officers.  This calculation does not reflect a determination that persons are affiliates for any other purposes.

The number of shares outstanding of the registrant's common stock, as of January 31, 2019, was 175,163,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 2019 are incorporated by reference into Part III of this Form 10-K.

OLD NATIONAL BANCORP

2018 ANNUAL REPORT ON FORM 10-K

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

FASB:  Financial Accounting Standards Board

FDIC:  Federal Deposit Insurance Corporation

FHLB:  Federal Home Loan Bank

FHLBI:  Federal Home Loan Bank of Indianapolis

FHTC:  Federal Historic Tax Credit

FICO:  Fair Isaac Corporation

GAAP:  U.S. generally accepted accounting principles

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

PSA:  prepayment speed assumptions

Renewable Energy:  investment tax credits for solar projects

SAB:  Staff Accounting Bulletin

SEC:  Securities and Exchange Commission

TBA:  to be announced

TDR:  troubled debt restructuring

OLD NATIONAL BANCORP

2018 ANNUAL REPORT ON FORM 10-K

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

Investors should consider these risks, uncertainties, and other factors in addition to risk factors included in this filing and our other filings with the SEC.

PART I

ITEM 1.	BUSINESS

GENERAL

Old National is a financial holding company incorporated in the state of Indiana and maintains its principal executive office in Evansville, Indiana.  We, through our wholly-owned banking subsidiary, provide a wide range of services, including commercial and consumer loan and depository services, private banking, brokerage, trust, investment advisory, and other traditional banking services.  At December 31, 2018, we employed 2,892 full-time equivalent associates.

COMPANY PROFILE

Old National Bank, our wholly-owned banking subsidiary (“Old National Bank”), was founded in 1834 and is the oldest company in Evansville, Indiana.  In 1982, Old National Bancorp was formed; in 2001 we became a financial holding company and we are currently the largest financial holding company headquartered in the state of Indiana with consolidated assets of $19.7 billion at December 31, 2018.

At December 31, 2018, Old National Bank operated 191 banking centers located primarily in Indiana, Kentucky, Michigan, Wisconsin, and Minnesota. Each of the branches of Old National Bank provide a group of similar community banking services, including such products and services as commercial, real estate and consumer loans, time deposits, checking and savings accounts, cash management, brokerage, trust, and investment advisory services.  The individual bank branches located throughout our Midwest footprint have similar operating and economic characteristics.

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

We strive to serve individuals and commercial clients by providing depository services that fit their needs at competitive rates.  We pay interest on the interest-bearing deposits and receive service fee revenue on various accounts.  Deposit accounts include products such as noninterest-bearing demand, interest-bearing checking and NOW, savings and money market, and time deposits.  Debit and ATM cards provide clients with access to their accounts 24 hours a day at any ATM location.  We also provide 24-hour telephone access and online banking as well as other electronic and mobile banking services.

In addition to the community banking services of lending and providing deposit services, we offer comprehensive wealth management, investment, and foreign currency services.  For businesses, we provide treasury management, merchant, health savings, and capital markets services as well as community development lending and equity investment solutions that produce jobs and revitalize our communities.

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

	Percent of					2019-2024
	Old			2019-2024	2019	Projected
	National	Deposits	2010-2019	Projected	Median	Household
	Bank	Per	Population	Population	Household	Income
	Franchise	Branch	Change	Change	Income	Change
Metropolitan Statistical Area	(%)	($M)	(%)	(%)	($)	(%)
Minneapolis-St. Paul-Bloomington, MN-WI (1)	22.9	89.7	9.2	4.6	80,054	10.7
Evansville, IN-KY	14.2	117.6	1.5	1.3	53,807	10.4
Indianapolis-Carmel-Anderson, IN	8.0	53.6	9.1	3.9	62,642	10.9
Madison, WI (1)	5.8	48.3	9.8	4.0	74,588	13.0
Bloomington, IN (1)	4.9	138.6	6.3	3.2	48,854	12.5
Fort Wayne, IN (1)	3.5	99.6	5.4	3.0	56,723	10.1
Jasper, IN	2.8	78.7	0.4	1.1	61,313	7.1
Terre Haute, IN	2.7	76.5	(1.7)	0.1	48,262	10.3
Adrian, MI (1)	2.2	78.6	(1.3)	0.0	57,884	14.5
Ann Arbor, MI (1)	2.1	58.1	8.0	3.2	72,826	12.3

National average			6.6	3.6	63,174	8.8

Weighted average or sum total Old National Bank top 5	55.7	82.0	8.8	4.2	63,989	11.5

Weighted average or sum total Old National Bank top 10	69.0	81.2	8.2	3.9	61,695	11.2

(1) Expansion markets weighted average	41.4	81.2	8.6	4.2	65,155	12.1

Weighted average total Old National Bank			4.6	2.5	62,633	10.4

Source: S&P Global Market Intelligence

ACQUISITION AND DIVESTITURE STRATEGY

Since the formation of Old National in 1982, we have acquired over 50 financial institutions and other financial services businesses.  Future acquisitions and divestitures will be driven by a disciplined financial evaluation process and will be consistent with the existing basic banking strategy which focuses on community banking, client relationships, and consistent quality earnings.  Targeted geographic markets for acquisitions include mid-size markets with average to above average growth rates.

We anticipate that, as with previous acquisitions, the consideration paid by us in future acquisitions may be in the form of cash, debt, or Old National stock, or a combination thereof.  The amount and structure of such consideration is based on reasonable growth and cost savings assumptions and a thorough analysis of the impact on both long- and short-term financial results.

Effective November 1, 2018, Old National acquired Minnesota-based Klein through a 100% stock merger.  Klein was a bank holding company with KleinBank as its wholly-owned subsidiary.  Founded in 1907 and headquartered in Chaska, Minnesota with 18 full-service branches, KleinBank was the largest family-owned community bank serving the Twin Cities and its western communities.  Pursuant to the merger agreement, each holder of Klein common stock received 7.92 shares of Old National Common Stock per share of Klein common stock such holder owned.  The total fair value of consideration for Klein was $406.5 million, consisting of 22.8 million shares of Old National Common Stock valued at $406.5 million.  See Note 2 to the consolidated financial statements for further details on the Klein acquisition.

Prior to 2018, our most recent acquisitions included the following:

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

•	LSB Financial Corp. through a stock and cash merger on November 1, 2014 that added five branches in Lafayette, Indiana;
•	Michigan-based Founders Financial Corporation through a stock and cash merger on January 1, 2015 that added four branches in the Grand Rapids, Michigan market;
•	Anchor BanCorp Wisconsin Inc. through a stock and cash merger on May 1, 2016 that added 46 branches in the Madison, Milwaukee, and Fox Valley triangle markets; and
•	Anchor Bank, N.A through a stock and cash merger on November 1, 2017 that added 17 branches in Minnesota.

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

On October 26, 2018, the Company divested ten branches in Wisconsin to Marine Credit Union of La Crosse, Wisconsin.  At closing, the purchasers assumed $230.6 million in deposits and no loans.  Old National recorded a net pre-tax gain of $14.0 million in connection with the sale, which included a deposit premium of $15.0 million, goodwill allocation of $0.6 million, and $0.4 million of other transaction expenses.

We continue to focus our efforts to optimize our branch network.  Since the beginning of 2011, we have consolidated 158 banking centers (including 10 banking centers in 2018).  Over the same period, we have more than doubled our assets and have increased our average total deposits per branch from $34 million to approximately $75 million, while only increasing our number of branches by 30. We will continue to review our branch system as we adapt to client behavior changes, continue to make technology improvements, and delivery model changes. Accordingly, as a result of our ongoing branch analysis, we expect a continued reduction in our branch network in 2019.

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

Significant elements of the laws and regulations applicable to Old National and its subsidiaries are described below.  The descriptions are not intended to be complete and are qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described.  Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies.  A change in statutes, regulations, or regulatory policies applicable to Old National and its subsidiaries, for which Old National cannot predict, could have a material effect on the business of the Company.

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

The final text of the Volcker Rule contained provisions to the effect that CDOs, including pooled trust preferred securities, would have to be sold prior to July 15, 2015. The practical implication of this rule provision, which was not expected by the industry, was that those instruments could no longer be accorded “held-to-maturity” accounting treatment but would have to be switched to “available-for-sale” accounting, and that all covered CDOs, regardless of the accounting classification, would need to be adjusted to fair value through an other-than-temporary impairment non-cash charge to earnings. On January 14, 2014, federal banking agencies released an interim final rule regarding the Volcker Rule’s impact on trust preferred CDOs, which included a nonexclusive list of CDOs backed by trust preferred securities that depository institutions will be permitted to continue to hold.  All of the trust preferred securities owned by Old National are on this list and held as “available-for-sale”.  Any unrealized losses associated with these instruments have already impacted our capital.  As of December 31, 2018, Old National does not have any securities that will have to be divested as a result of the Volcker Rule.

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

Capital and Liquidity Requirements. Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines.  The FDIC and the OCC have adopted risk-based capital ratio guidelines to which depository institutions under their respective supervision, including Old National Bank, are subject.  The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations.  Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk-weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk.  Old National Bank exceeded all risk-based minimum capital requirements of the FDIC and OCC as of December 31, 2018 and 2017.  For Old National’s regulatory capital ratios and regulatory requirements as of December 31, 2018 and 2017, see Note 25 to the consolidated financial statements.

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

As of January 1, 2019, the Basel III Capital Rules require banking organizations to maintain:

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

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and have been phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was phased-in over a four-year period (increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019).

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

Management believes that, as of December 31, 2018, Old National and Old National Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income.

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

The liquidity framework under the Basel III Capital Rules (the “Basel III liquidity framework”) applies a balance sheet perspective to establish quantitative standards designed to ensure that a banking organization is appropriately positioned to satisfy its short- and long-term funding needs. One test to address short-term liquidity risk is referred to as the liquidity coverage ratio (“LCR”), designed to calculate the ratio of a banking entities’ ratio of high-quality liquid assets to its total net cashflows over a 30-day time horizon. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term asset funding by incenting banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt, as well as increase the use of long-term debt as a funding source. The Basel III liquidity framework was implemented as a minimum standard on January 1, 2015, with a phase-in period ending January 1, 2019.  However, the federal banking agencies have not proposed rules implementing the Basel III liquidity framework and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

Management believes that, as of December 31, 2018, Old National Bank would meet the LCR requirement under the Basel III liquidity framework on a fully phased-in basis if such requirements were currently effective. Management’s evaluation of the impact of the NSFR requirement is ongoing as of December 31, 2018.  Requirements to maintain higher levels of liquid assets could adversely impact the Company’s net income.

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

Management believes that, as of December 31, 2018, Old National Bank was “well capitalized” based on the existing ratios and the ratios as modified by the Basel III Capital Rules.

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

Loans to One Borrower.  Old National Bank generally may not make loans or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2018, Old National Bank was in compliance with the loans-to-one-borrower limitations.

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

Community Reinvestment Act.  The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings that must be publicly disclosed. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering approval of certain applications.  Old National Bank received a rating of “satisfactory” in its latest CRA examination.

Fair Lending Laws.  Fair Lending laws prohibit discrimination in banking services and include the Equal Credit Opportunity Act (“ECOA”) and the Fair Housing Act (“FHA”), which prohibit discrimination on the basis of race, gender, religion, or other prohibited factors in the extension of credit and residential real estate transactions. In May 2018, the U.S. Department of Justice (“DOJ”) and KleinBank entered into a public Settlement Agreement (“Agreement”) regarding alleged violations of the FHA and the ECOA within the Minneapolis, Minnesota market. Old National Bank, as the legal successor in interest to KleinBank, has assumed the ongoing terms and obligations of the Agreement.

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

On May 11, 2016, the Financial Crimes Enforcement Network (the “FinCEN”) issued new anti-money laundering (“AML”) rules governing corporate entities doing business with banks and other financial institutions that are subject to the requirements of the USA Patriot Act.  The new rules were effective May 11, 2018 which impose significant due diligence obligations on financial institutions with respect to opening of new accounts and the monitoring of existing accounts.  Under the AML rules, a financial institution must identify persons owning or controlling 25% or more of a “legal entity,” whenever the legal entity opens a new account at the bank.  The financial institution must also identify an individual who has substantial management authority at the legal entity, such as a CEO, CFO, or managing partner.

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

Federal Home Loan Bank System.  Old National Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the FHLBI, Old National Bank is required to acquire and hold shares of capital stock of the FHLBI in an amount at least equal to the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. For Old National Bank, the membership stock purchase requirement is 1.0% of the Mortgage-Related Assets, as defined by the FHLBI, which consists principally of residential mortgage loans and mortgage-backed securities, held by Old National Bank.  The activity-based stock purchase requirement is equal to the sum of: (1) a specified percentage ranging from 2.0% to 5.0%, which for Old National Bank is 5.0%, of outstanding borrowings from the FHLBI; (2) a specified percentage ranging from 0.0% to 5.0%, which for Old National Bank is 3.0%, of the outstanding principal balance of Acquired Member Assets, as defined by the FHLBI, and delivery commitments for Acquired Member Assets; (3) a specified dollar amount related to certain off-balance sheet items, which for Old National Bank is inapplicable; and (4) a specified percentage ranging from 0.0% to 5.0% of the carrying value on the FHLBI’s balance sheet of derivative contracts between the FHLBI and Old National Bank, which for Old National Bank is inapplicable. The FHLBI can adjust the specified percentages and dollar amount from time to time within the ranges established by the FHLBI capital plan. As of December 31, 2018, Old National Bank was in compliance with the minimum stock ownership requirement.

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

ITEM 1A.	RISK FACTORS

There are a number of risks and uncertainties that could adversely affect Old National’s business, financial condition, results of operations or cash flows, and access to liquidity.  Old National’s Enterprise Risk Management program is an enterprise-wide framework for identifying, managing, mitigating, monitoring, aggregating, and reporting risks.  The following major risks identified by Old National’s Enterprise Risk Management Program are described below: strategic, financial, and reputational; credit; market, interest rate, and liquidity; operational; and legal, regulatory, and compliance.

Strategic, Financial, and Reputational Risks

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

Future acquisitions could be material to Old National and it may issue additional shares of stock to pay for those acquisitions, which would dilute current shareholders’ ownership interests.

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

Our success depends, in large part, on our ability to attract and retain key people.  Competition for the best people in most activities we engage in can be intense.  We may not be able to hire the best people or to keep them.  The loss of any of our key personnel or an inability to continue to attract, retain, and motivate key personnel could adversely affect our business.

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

Old National is an entity separate and distinct from Old National Bank.  Old National Bank conducts most of our operations and Old National depends upon dividends from Old National Bank to service its debt and to pay dividends to Old National’s shareholders.  The availability of dividends from Old National Bank is limited by various statutes and regulations.  It is possible, depending upon the financial condition including liquidity and capital adequacy of Old National Bank and other factors, that the OCC could assert that the payment of dividends or other payments is an unsafe or unsound practice. In addition, the payment of dividends by our other subsidiaries is also subject to the laws of the subsidiary’s state of incorporation, and regulatory capital and liquidity requirements applicable to such subsidiaries.  At December 31, 2018, Old National Bank could pay dividends of $92.9 million without prior regulatory approval.  In the event that Old National Bank was unable to pay dividends to us, we in turn would likely have to reduce or stop paying dividends on our Common Stock.  Our failure to pay dividends on our Common Stock could have a material adverse effect on the market price of our Common Stock.  See “Business – Supervision and Regulation – Dividend Limitations” and Note 25 to the consolidated financial statements.

Old National may not realize the expected benefits of its strategic imperatives.

Old National’s ability to compete depends on a number of factors, including among others its ability to develop and successfully execute strategic plans and imperatives.  Our strategic priorities include consistent quality earnings, enhanced management discipline, and strong risk management; greater confidence in decision making and appropriate levels of risk taking; fewer operational surprises, disruptions and losses; improved operational effectiveness and efficiency; more effective deployment of resources; and increased awareness and involvement in the achievement of strategic goals.  Our inability to execute on or achieve the anticipated outcomes of our strategic priorities may affect how the market perceives us and could impede our growth and profitability.

Credit Risk

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

The soundness of other financial institutions could adversely affect Old National.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships.  Old National has exposure to many different industries and counterparties, and Old National and certain of its subsidiaries routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutions.  Many of these transactions expose Old National to credit risk in the event of default of its counterparty. In addition, Old National’s credit risk may be affected when collateral is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure. These types of losses could materially adversely affect Old National’s results of operations or financial condition.

Market, Interest Rate, and Liquidity Risks

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

Old National’s earnings depend substantially on Old National’s interest rate spread, which is the difference between (i) the rates Old National earns on loans, securities and other earning assets and (ii) the interest rates Old National pays on deposits and other borrowings.  These rates are highly sensitive to many factors beyond Old National’s control, including general economic conditions and the policies of various governmental and regulatory authorities.  If market interest rates rise, Old National will have competitive pressures to increase the rates that Old National pays on deposits, which could result in a decrease of Old National’s net interest income.  If market interest rates decline, Old National could experience fixed-rate loan prepayments and higher investment portfolio cash flows, resulting in a lower yield on earning assets.  Old National’s earnings can also be impacted by the spread between short-term and long-term market interest rates.  If short-term and long-term market interest rates converge, Old National’s interest rate spread could decline and result in a decrease of Old National’s net interest income.

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

Operational Risks

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

Old National’s controls and procedures may fail or be circumvented, and Old National’s methods of reducing risk exposure may not be effective.

Old National regularly reviews and updates its internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Old National also maintains an Enterprise Risk Management program designed to identify, manage, mitigate, monitor, aggregate, and report risks.  Any system of controls and any system to reduce risk exposure, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.  Additionally, instruments, systems, and strategies used to hedge or otherwise manage exposure to various types of market compliance, credit, liquidity, operational, and business risks and enterprise-wide risk could be less effective than anticipated.  As a result, Old National may not be able to effectively mitigate its risk exposures in particular market environments or against particular types of risk.

Legal, Regulatory, and Compliance Risks

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

Changes in accounting policies, standards, and interpretations could materially affect how Old National reports its financial condition and results of operations.

The FASB periodically changes the financial accounting and reporting standards governing the preparation of Old National’s financial statements.  Additionally, those bodies that establish and/or interpret the financial accounting and reporting standards (such as the FASB, SEC, and banking regulators) may change prior interpretations on how these standards should be applied.  These changes can be difficult to predict and can materially affect how Old National records and reports its financial condition and results of operations.  In some cases, Old National could be required to retroactively apply a new or revised standard, resulting in changes to previously reported financial results.

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

As of December 31, 2018, Old National and its affiliates operated a total of 191 banking centers, primarily in the states of Indiana, Kentucky, Michigan, Wisconsin, and Minnesota.  Of these facilities, 118 were owned.  We lease 73 banking centers from unaffiliated third parties.  The terms of these leases range from one years and five months to twenty-five years. See Note 7 to the consolidated financial statements.

Impacting the number of Old National’s banking centers in 2018 was the acquisition of Klein (18 banking centers), the sale of 10 banking centers in Wisconsin to Marine Credit Union of La Crosse, Wisconsin, and the consolidation of 10 banking centers throughout the franchise.

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

Old National’s Common Stock is traded on the NASDAQ under the ticker symbol ONB.  There were 34,536 shareholders of record as of December 31, 2018.

The following table summarizes the purchases of equity securities made by Old National during the fourth quarter of 2018:

			Total Number
			of Shares
	Total	Average	Purchased as	Maximum Number of
	Number	Price	Part of Publicly	Shares that May Yet
	of Shares	Paid Per	Announced Plans	Be Purchased Under
Period	Purchased	Share	or Programs	the Plans or Programs
10/01/18 - 10/31/18	—	$—	—	—
11/01/18 - 11/30/18	1,294	18.16	—	—
12/01/18 - 12/31/18	295	15.94	—	—
Total	1,589	$17.75	—	—

The Board of Directors did not authorize a stock repurchase plan for 2018.  During the year ended December 31, 2018, Old National repurchased a limited number of shares associated with employee share-based incentive programs.

On January 24, 2019, the Board of Directors declared a quarterly cash dividend of $0.13 per common share.

EQUITY COMPENSATION PLAN INFORMATION

The following table contains information concerning the Amended and Restated 2008 Incentive Compensation Plan approved by security holders, as of December 31, 2018.

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants, and rights	warrants, and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,404,238	$13.88	4,398,631

Equity compensation plans not approved by security holders	—	—	—
Total	1,404,238	$13.88	4,398,631

At December 31, 2018, 4.4 million shares remain available for issuance under the Amended and Restated 2008 Incentive Compensation Plan.

The following table compares cumulative five-year total shareholder returns, assuming reinvestment of dividends, for our common stock to cumulative total returns of a broad-based equity market index and two published industry indices.  The comparison of shareholder returns (change in December year end stock price plus reinvested dividends) for each of the periods assumes that $100 was invested on December 31, 2013, in common stock of each of the Company, the S&P Small Cap 600 Index, the NYSE Financial Index and the SNL Bank and Thrift Index with investment weighted on the basis of market capitalization.

ITEM 6.	SELECTED FINANCIAL DATA

(dollars in thousands, except per share data)	2018	2017	2016	2015	2014
Operating Results
Net interest income	$537,602	$437,168	$402,703	$366,116	$366,370
Conversion to fully taxable equivalent (1)	11,394	23,091	21,293	19,543	16,999
Net interest income - tax equivalent basis	548,996	460,259	423,996	385,659	383,369
Provision for loan losses	6,966	3,050	960	2,923	3,097
Noninterest income	195,305	183,382	252,830	230,632	165,129
Noninterest expense	517,261	448,836	454,147	430,932	386,438
Net income	190,830	95,725	134,264	116,716	103,667
Common Share Data (2)
Weighted average diluted shares	156,539	138,513	128,301	116,255	108,365
Net income (diluted)	$1.22	$0.69	$1.05	$1.00	$0.95
Cash dividends	0.52	0.52	0.52	0.48	0.44
Common dividend payout ratio (3)	42%	75%	50%	48%	46%
Book value at year-end	15.36	$14.17	$13.42	$13.05	$12.54
Stock price at year-end	15.40	17.45	18.15	13.56	14.88
Balance Sheet Data (at December 31)
Loans (4)	$12,258,803	$11,136,051	$9,101,194	$6,962,215	$6,531,691
Total assets	19,728,435	17,518,292	14,860,237	11,991,527	11,646,051
Deposits	14,349,949	12,605,764	10,743,253	8,400,860	8,490,664
Borrowings	2,493,793	2,578,204	2,152,086	1,920,246	1,469,911
Shareholders' equity	2,689,570	2,154,397	1,814,417	1,491,170	1,465,764
Performance Ratios
Return on average assets	1.07%	0.63%	0.98%	0.98%	0.99%
Return on average common shareholders' equity	8.42	4.98	7.84	7.88	7.91
Net interest margin (5)	3.54	3.48	3.58	3.72	4.22
Efficiency ratio (5)	67.74	68.87	65.82	68.65	70.03
Asset Quality (6)
Net charge-offs (recoveries) to average loans	0.02%	0.03%	0.04%	(0.02)%	0.04%
Allowance for loan losses to ending loans	0.45	0.45	0.55	0.75	0.76
Allowance for loan losses	$55,461	$50,381	$49,808	$52,233	$47,849
Underperforming assets (7)	179,425	154,220	164,657	160,072	170,535
Allowance for loan losses to nonaccrual loans (8)	35.22%	40.33%	37.90%	39.46%	33.97%
Other Data
Full-time equivalent employees	2,892	2,801	2,733	2,652	2,938
Banking centers	191	191	203	160	195
(1)	Calculated using the federal statutory tax rate in effect of 21% for 2018 and 35% for 2014 - 2017.
(2)	Diluted data assumes the exercise of stock options and the vesting of restricted stock.
(3)	Cash dividends per share divided by net income per share (basic).
(4)	Includes loans held for sale.
(5)

Represents a non-GAAP financial measure.  Refer to the “Non-GAAP Financial Measures” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for reconciliations to GAAP financial measures.

(6)	Excludes loans held for sale.
(7)

Includes nonaccrual loans, renegotiated loans, loans 90 days past due still accruing, and other real estate owned.  Includes $12.4 million and $24.4 million of covered assets in 2015 and 2014, respectively, acquired in an FDIC assisted transaction, which were covered by loss sharing agreements with the FDIC providing for specified loss protection. On June 22, 2016, Old National entered into an early termination agreement with the FDIC that terminated all loss share agreements.

(8)

Includes approximately $20.5 million, $12.6 million, $16.7 million, $15.9 million, and $41.2 million for 2018, 2017, 2016, 2015, and 2014, respectively, of purchased credit impaired loans that are categorized as nonaccrual because the collection of principal or interest is doubtful.  These loans are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of our results of operations for the fiscal years ended December 31, 2018, 2017, and 2016, and financial condition as of December 31, 2018 and 2017.  This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes.  This discussion contains forward-looking statements concerning our business.  Readers are cautioned that, by their nature, forward-looking statements are based on estimates and assumptions and are subject to risks, uncertainties, and other factors.  Actual results may differ materially from our expectations that are expressed or implied by any forward-looking statement.  The discussion in Item 1A, “Risk Factors,” lists some of the factors that could cause our actual results to vary materially from those expressed or implied by any forward-looking statements, and such discussion is incorporated into this discussion by reference.

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

CORPORATE DEVELOPMENTS IN FISCAL 2018

In 2018, we increased our presence in Minnesota through our acquisition of Klein. The acquisition provides us not only additional opportunities in the large and rapidly growing Minneapolis-St. Paul market, but also enables greater scale economics across our entire five-state footprint.  Other highlights experienced in 2018 include:

•	highest loan production year in our history with a strong pipeline that continues to build;
•	organic commercial and commercial real estate loan growth of 4% (including loans held for sale) in addition to $1.049 billion of loans from the Klein partnership;
•	cost of total deposits remained well controlled, with an increase of only 13 basis points to 0.32% and a deposit beta of 14.7%;
•	strong credit quality metrics including charge-offs to average loans of 0.02%; and
•	continued rationalization of our banking center network, resulting in the sale of 10 branches at a gain of $14.0 million.

During 2018, our net interest income increased substantially to $537.6 million compared to $437.2 million in 2017, an increase of 23%.  Noninterest income grew from $183.4 million in 2017 to $195.3 million in 2018 primarily due to the gain on branch sales.  We benefited from higher noninterest income attributable to a full year of Anchor (MN) results in 2018 and the two months of Klein contribution as compared to 2017, which only reflected two months of the Anchor (MN) operations.  Offsetting some of the benefit of the Anchor (MN) and Klein results was a decline in gains from sales of investment securities.  Our noninterest expenses increased from $448.8 million in 2017 to $517.3 million in 2018 reflecting acquisition related expenses and divestiture costs.  Net income for 2018 was $190.8 million compared to $95.7 million in 2017.  Diluted earnings per share were $1.22 per share in 2018, compared to $0.69 per share in 2017.  As did other banks and U.S. corporations, our 2018 results benefited from the reduction in the federal corporate tax rate to 21%, which became effective on January 1, 2018. Net income in 2017 reflected a 35% federal tax rate and also included a one-time $39.3 million tax expense recorded in December 2017 for the revaluation of our deferred income tax asset.

BUSINESS OUTLOOK

The U.S. economy grew by approximately 3% in 2018 as measured by the change in GDP.   The strong economic growth was aided by the federal tax cuts and other fiscal measures.  Other measures of economic health include the near record low unemployment level of 3.7% despite an increase in the labor force participation rate, increases in personal income of 2.7% year-over-year, increases in home prices, lower household debt burdens, well-controlled inflation, and interest rates that remain low relative to historical levels.  It is anticipated that the economy will continue to achieve healthy growth in 2019 as a result of the stimulus effect of the tax reductions but probably not as robust as experienced in 2018.    There are ongoing threats to economic expansion in 2019 and beyond, including the potential impact of the trade dispute with China, a slowdown in new home construction, and the increasing federal and household debt burdens.

We will continue to focus on our core strategic principles of basic banking in 2019, which are loan growth, fee-based income, and expense management.

Organic loan growth is a priority and we expect our strong loan production to continue. We will continue to adhere to our risk profile and disciplined underwriting standards.  We have not experienced any specific sector credit related weaknesses, yet we remain particularly diligent in various commercial real estate subsectors such as senior housing, retail, and multifamily.

Our fee-based businesses continue to build up their product sets in all of our markets. We have made investments in these businesses and believe they are well positioned for growth in 2019.

At the same time, we will continue to enhance our technology and operational efficiency to improve the client experience. Since 2010, we have consolidated or closed 201 branches and increased our average branch size from approximately $34 million to $75 million in deposits.  We will continue to evaluate our franchise for additional consolidation opportunities in 2019.

As we continue our measured growth strategy, our view toward additional partnerships has not changed in this more challenging environment.  We remain an active looker in our target markets and a highly selective, disciplined buyer.  We continue to believe in our ability to bring a larger balance sheet with better capital and an enhanced product set to a partner that will allow them to better serve their clients.

On May 2, 2019, Bob Jones will retire as CEO and will continue to serve as the Company’s Chairman of the Board through January 2020.  Our corporate board of directors has appointed Jim Ryan, currently Old National’s CFO, to succeed Mr. Jones as CEO and has elected Brendon Falconer to succeed Mr. Ryan as the Company’s CFO.  Mr. Jones’ tenure has further strengthened the bank’s culture of transparency, ethics, and character.  We believe this succession will continue these attributes that define our bank’s culture.

As we look ahead to 2019, we believe our increased scale will allow us to continue our focus on increasing positive operating leverage.

FINANCIAL HIGHLIGHTS

The following table sets forth certain financial highlights of Old National:

	Three Months Ended			Years Ended
(dollars and shares in thousands,	December 31,	September 30,	December 31,	December 31,
except per share data)	2018	2018	2017	2018	2017
Income Statement:
Net interest income	$146,225	$130,842	$118,556	$537,602	$437,168
Taxable equivalent adjustment (1)	3,049	2,753	6,139	11,394	23,091
Provision for loan losses	3,390	750	1,037	6,966	3,050
Noninterest income	58,154	45,957	44,825	195,305	183,382
Noninterest expense	150,268	119,376	140,432	517,261	448,836
Net income (loss)	47,498	51,348	(18,493)	190,830	95,725
Common Share Data:
Weighted average diluted shares	167,992	152,784	146,875	156,539	138,513
Net income (loss) (diluted)	$0.28	$0.34	$(0.13)	$1.22	$0.69
Cash dividends	0.13	0.13	0.13	$0.52	$0.52
Common dividend payout ratio (2)	46%	38%	N/M %	42%	75%
Book value	$15.36	$14.58	$14.17	$15.36	$14.17
Stock price	15.40	19.30	17.45	15.40	17.45
Tangible common book value (3)	9.00	8.86	8.37	9.00	8.37
Performance Ratios:
Return on average assets	1.01%	1.18%	(0.45)%	1.07%	0.63%
Return on average common equity	7.59	9.28	(3.51)	8.42	4.98
Return on tangible common equity (3)	12.88	15.99	(5.12)	12.83	8.12
Return on average tangible common equity (3)	13.84	16.10	(5.05)	14.97	8.59
Net interest margin (3)	3.64	3.51	3.47	3.54	3.48
Efficiency ratio (3)	70.33	64.71	81.60	67.74	68.87
Net charge-offs (recoveries) to average loans	0.02	0.06	0.03	0.02	0.03
Allowance for loan losses to ending loans	0.45	0.47	0.45	0.45	0.45
Non-performing loans to ending loans	1.43	1.47	1.30	1.43	1.30
Balance Sheet:
Total loans	$12,243,892	$11,292,659	$11,118,121	$12,243,892	$11,118,121
Total assets	19,728,435	17,567,759	$17,518,292	19,728,435	17,518,292
Total deposits	14,349,949	12,598,200	12,605,764	14,349,949	12,605,764
Total borrowed funds	2,493,793	2,576,039	2,578,204	2,493,793	2,578,204
Total shareholders' equity	2,689,570	2,220,680	2,154,397	2,689,570	2,154,397
Nonfinancial Data:
Full-time equivalent employees	2,892	2,554	2,801	2,892	2,801
Banking centers	191	182	191	191	191
(1)	Calculated using the federal statutory tax rate in effect of 21% for the 2018 periods and 35% for the 2017 periods.
(2)	Cash dividends per share divided by net income per share (basic).
(3)	Represents a non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section for reconciliations to GAAP financial measures.

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

The following table presents GAAP to non-GAAP reconciliations.

		Three Months Ended		Years Ended
	(dollars and shares in thousands,	December 31,		December 31,
	except per share data)	2018	2017	2018	2017
	Tangible common book value:
	Shareholders' equity (GAAP)	$2,689,570	$2,154,397	$2,689,570	$2,154,397
Deduct:	Goodwill	1,036,258	828,051	1,036,258	828,051
	Intangible assets	77,016	53,096	77,016	53,096
	Tangible shareholders' equity (non-GAAP)	$1,576,296	$1,273,250	$1,576,296	$1,273,250
	Period end common shares	175,141	152,040	175,141	152,040
	Tangible common book value	9.00	8.37	9.00	8.37

	Return on tangible common equity:
	Net income (loss) (GAAP)	$47,498	$(18,493)	$190,830	$95,725
	Add: Intangible amortization (net of tax)	3,266	2,210	11,410	7,697
	Tangible net income (loss) (non-GAAP)	$50,764	$(16,283)	$202,240	$103,422

	Tangible shareholders' equity (non-GAAP) (see above)	$1,576,296	$1,273,250	$1,576,296	$1,273,250
	Return on tangible common equity	12.88%	(5.12)%	12.83%	8.12%

	Return on average tangible common equity:
	Tangible net income (loss) (non-GAAP) (see above)	$50,764	$(16,283)	$202,240	$103,422
	Average shareholders' equity (GAAP)	$2,503,835	$2,104,646	$2,267,327	$1,923,645
Deduct:	Average goodwill	969,403	776,862	864,079	685,729
	Average intangible assets	66,927	37,802	52,209	34,392
	Average tangible shareholders' equity (non-GAAP)	$1,467,505	$1,289,982	$1,351,039	$1,203,524
	Return on average tangible common equity	13.84%	(5.05)%	14.97%	8.59%

	Net interest margin:
	Net interest income (GAAP)	$146,225	$118,556	$537,602	$437,168
	Taxable equivalent adjustment	3,049	6,139	11,394	23,091
	Net interest income - taxable equivalent basis (non-GAAP)	$149,274	$124,695	$548,996	$460,259
	Average earning assets	$16,398,288	$14,389,502	$15,501,053	$13,237,906
	Net interest margin	3.64%	3.47%	3.54%	3.48%

	Efficiency ratio:
	Noninterest expense (GAAP)	$150,268	$140,432	$517,261	$448,836
	Deduct: Intangible amortization expense	4,134	3,399	14,442	11,841
	Adjusted noninterest expense (non-GAAP)	$146,134	$137,033	$502,819	$436,995
	Net interest income - taxable equivalent basis (non-GAAP) (see above)	$149,274	$124,695	$548,996	$460,259
	Noninterest income	58,154	44,825	195,305	183,382
	Deduct: Net securities gains (losses)	(357)	1,588	2,060	9,135
	Adjusted total revenue (non-GAAP)	$207,785	$167,932	$742,241	$634,506
	Efficiency ratio	70.33%	81.60%	67.74%	68.87%

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

RESULTS OF OPERATIONS

The following table sets forth certain income statement information of Old National for the years ended December 31, 2018, 2017, and 2016:

	Years Ended December 31,
(dollars in thousands)	2018	2017	2016
Income Statement Summary:
Net interest income	$537,602	$437,168	$402,703
Provision for loan losses	6,966	3,050	960
Noninterest income	195,305	183,382	252,830
Noninterest expense	517,261	448,836	454,147
Other Data:
Return on average common equity	8.42%	4.98%	7.84%
Return on tangible common equity (1)	12.83%	8.12%	12.69%
Return on average tangible common equity (1)	14.97%	8.59%	13.73%
Efficiency ratio (1)	67.74%	68.87%	65.82%
Tier 1 leverage ratio	9.17%	8.28%	8.43%
Net charge-offs (recoveries) to average loans	0.02%	0.03%	0.04%
(1)	Represents a non-GAAP financial measure. Refer to "Non-GAAP Financial Measures" section for reconciliations to GAAP financial measures.

Comparison of Fiscal Years 2018 and 2017

Net Interest Income

Net interest income is the most significant component of our earnings, comprising 73% of 2018 revenues.  Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations.  Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities.

Short-term interest rates increased 100 basis points in 2018 as the Federal Reserve increased the discount rate 25 basis points at their March, June, September, and December meetings.  The rate increases were driven by the Federal Reserve’s inflation and wage pressure expectations in conjunction with an expanding economy.  The Treasury yield curve flattened as short-term rates rose while long-term interest rates remained flat.  Collectively, these factors marginally improved the outlook for our net interest income and margin.

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

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities.  For analytical purposes, net interest income is also presented in the table that follows, adjusted to a taxable equivalent basis to reflect what our tax-exempt assets would need to yield in order to achieve the same after-tax yield as a taxable asset.  We used the federal statutory tax rate in effect of 21% for 2018 and 35% for 2017 and 2016.  This analysis portrays the income tax benefits associated in tax-exempt assets and helps to facilitate a comparison between taxable and tax-exempt assets.  Management believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully taxable equivalent basis.  Therefore, management believes these measures provide useful information for both management and investors by allowing them to make peer comparisons.

	Years Ended December 31,
(dollars in thousands)	2018	2017	2016
Net interest income	$537,602	$437,168	$402,703
Conversion to fully taxable equivalent	11,394	23,091	21,293
Net interest income - taxable equivalent basis	$548,996	$460,259	$423,996

Average earning assets	$15,501,053	$13,237,906	$11,840,967

Net interest margin	3.47%	3.30%	3.40%
Net interest margin - taxable equivalent basis	3.54%	3.48%	3.58%

Net interest income was $537.6 million in 2018, a $100.4 million increase from $437.2 million in 2017.  Taxable equivalent net interest income was $549.0 million in 2018, a 19% increase from $460.3 million in 2017.  The net interest margin on a fully taxable equivalent basis was 3.54% in 2018, a 6 basis point increase compared to 3.48% in 2017.  The increase in net interest income in 2018 when compared to 2017 was primarily due to higher average earning assets of $2.263 billion in 2018.  Partially offsetting higher average earning assets were higher average interest-bearing liabilities of $1.585 billion.  In addition, interest income in 2018 included lower fully taxable equivalent interest income resulting from the income tax rate decrease to 21% in 2018.  Net interest income in both 2018 and 2017 included accretion income (interest income in excess of contractual interest income) associated with acquired loans.  Accretion income totaled $41.1 million in 2018, compared to $40.8 million in 2017.  We expect accretion income to decrease over time, but this may be offset by future acquisitions.

The following table presents a three-year average balance sheet and for each major asset and liability category, its related interest income and yield, or its expense and rate for the years ended December 31.

	2018			2017			2016
(tax equivalent basis,	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Money market and other interest- earning investments (1)	$48,240	$630	1.31%	$35,584	$258	0.72%	$32,697	$130	0.40%
Investment securities: (2)
Treasury and government- sponsored agencies (3)	2,380,817	55,926	2.35	2,085,317	42,235	2.03	1,968,408	37,381	1.90
States and political subdivisions (4)	1,153,315	42,326	3.67	1,134,532	53,359	4.70	1,125,713	53,003	4.71
Other securities	490,464	15,633	3.19	450,127	11,863	2.64	438,832	10,391	2.37
Total investment securities	4,024,596	113,885	2.83	3,669,976	107,457	2.93	3,532,953	100,775	2.85
Loans (including loans held for sale): (5)
Commercial (4)	2,924,878	131,471	4.49	2,083,779	85,747	4.11	1,835,317	70,591	3.85
Commercial real estate	4,536,897	235,876	5.20	3,426,757	171,483	5.00	2,648,911	150,592	5.69
Residential real estate	2,195,078	89,888	4.09	2,146,279	85,340	3.98	1,995,060	80,963	4.06
Consumer	1,771,364	71,689	4.05	1,875,531	68,142	3.63	1,796,029	65,376	3.64
Total loans	11,428,217	528,924	4.63	9,532,346	410,712	4.31	8,275,317	367,522	4.44
Total earning assets	15,501,053	$643,439	4.15%	13,237,906	$518,427	3.92%	11,840,967	$468,427	3.96%
Less: Allowance for loan losses	(52,316)			(50,845)			(52,215)
Non-Earning Assets
Cash and due from banks	210,716			207,677			192,401
Other assets	2,130,588			1,907,963			1,661,200
Total assets	$17,790,041			$15,302,701			$13,642,353
Interest-Bearing Liabilities
Checking and NOW accounts	$3,146,309	$4,973	0.16%	$2,676,760	$2,224	0.08%	$2,389,143	$1,529	0.06%
Savings accounts	2,995,484	7,464	0.25	2,964,875	4,980	0.17	2,595,622	3,723	0.14
Money market accounts	1,225,220	4,424	0.36	762,540	831	0.11	763,909	840	0.11
Time deposits	1,839,974	24,416	1.33	1,487,077	12,321	0.83	1,361,647	11,191	0.82
Total interest-bearing deposits	9,206,987	41,277	0.45	7,891,252	20,356	0.26	7,110,321	17,283	0.24
Federal funds purchased and interbank borrowings	238,408	4,793	2.01	187,426	1,966	1.05	137,997	673	0.49
Securities sold under agreements to repurchase	344,964	1,962	0.57	336,539	1,270	0.38	368,757	1,509	0.41
Federal Home Loan Bank advances	1,665,689	34,925	2.10	1,481,314	24,818	1.68	1,121,413	15,547	1.39
Other borrowings	249,832	11,486	4.60	224,793	9,758	4.34	222,708	9,419	4.23
Total interest-bearing liabilities	$11,705,880	$94,443	0.81%	$10,121,324	$58,168	0.57%	$8,961,196	$44,431	0.50%
Noninterest-Bearing Liabilities
Demand deposits	3,657,234			3,111,672			2,776,140
Other liabilities	159,600			146,060			192,443
Shareholders' equity	2,267,327			1,923,645			1,712,574
Total liabilities and shareholders' equity	$17,790,041			$15,302,701			$13,642,353
Interest Margin Recap
Interest income/average earning assets		$643,439	4.15%		$518,427	3.92%		$468,427	3.96%
Interest expense/average earning assets		94,443	0.61		58,168	0.44		44,431	0.38
Net interest income and margin		$548,996	3.54%		$460,259	3.48%		$423,996	3.58%
(1)	The 2018, 2017, and 2016 average balances include $31.0 million, $21.2 million, and $24.8 million, respectively, of required and excess balances held at the Federal Reserve.
(2)	Changes in fair value are reflected in the average balance; however, yield information does not give effect to changes in fair value that are reflected as a component of shareholders' equity.
(3)	Includes U.S. government-sponsored entities and agency mortgage-backed securities at December 31, 2018.
(4)

Interest on state and political subdivision investment securities and commercial loans includes the effect of taxable equivalent adjustments of $7.1 million and $4.3 million, respectively, in 2018; $15.6 million and $7.5 million, respectively, in 2017; and $15.2 million and $6.1 million, respectively, in 2016; using the federal statutory tax rate in effect of 21% in 2018 and 35% in 2017 and 2016.

(5)	Includes principal balances of nonaccrual loans. Interest income relating to nonaccrual loans is included only if received.

The yield on average earning assets increased 23 basis points from 3.92% in 2017 to 4.15% in 2018 and the cost of interest-bearing liabilities increased 24 basis points from 0.57% in 2017 to 0.81% in 2018.  Average earning assets increased by $2.263 billion, or 17%.  The increase in average earning assets consisted of a $1.896 billion increase in loans, a $354.6 million increase in lower yielding investment securities, and a $12.7 million increase in money market and other interest-earning investments.  Average interest-bearing liabilities increased $1.585 billion, or 16%.  The increase in average interest-bearing liabilities consisted of a $1.316 billion increase in interest-bearing deposits, a $51.0 million increase in federal funds purchased and interbank borrowings, an $8.4 million increase in securities sold under agreements to repurchase, a $184.4 million increase in FHLB advances, and a $25.0 million increase in other borrowings.  Average noninterest-bearing deposits increased by $545.6 million.

The increase in average earning assets in 2018 compared to 2017 was primarily due to our acquisitions of Anchor (MN) in November 2017 and Klein in November 2018.  Including loans held for sale, the loan portfolio, which generally has an average yield higher than the investment portfolio, was approximately 74% of average interest earning assets in 2018 compared to 72% in 2017.

Average loans including loans held for sale increased $1.896 billion in 2018 compared to 2017 reflecting loans acquired from Anchor (MN) in November 2017 and Klein in November 2018, along with organic loan growth.  Loans including loans held for sale attributable to the Anchor (MN) acquisition totaled $1.595 billion as of the closing date of the acquisition, which was November 1, 2017. Loans including loans held for sale attributable to the Klein acquisition totaled $1.052 billion as of the closing date of the acquisition, which was November 1, 2018.

The increases in average investments and average deposits also reflected the Anchor (MN) and Klein acquisitions.

Average non-interest-bearing deposits increased $545.6 million in 2018 compared to 2017 reflecting the Anchor (MN) and Klein acquisitions.  Average interest-bearing deposits increased $1.316 million in 2018 compared to 2017 reflecting the Anchor (MN) and Klein acquisitions.

Average borrowed funds increased $268.8 million in 2018 compared to 2017 primarily due to increased funding needed as a result of growth in our loan portfolio that outpaced deposit growth.

The following table shows fluctuations in taxable equivalent net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid for the years ended December 31.

	From 2017 to 2018			From 2016 to 2017
	Total	Attributed to		Total	Attributed to
(dollars in thousands)	Change	Volume	Rate	Change	Volume	Rate
Interest Income
Money market and other interest-earning investments	$372	$129	$243	$128	$16	$112
Investment securities (1)	6,428	10,208	(3,780)	6,682	3,960	2,722
Loans (1)	118,212	84,716	33,496	43,190	54,994	(11,804)
Total interest income	125,012	95,053	29,959	50,000	58,970	(8,970)
Interest Expense
Checking and NOW deposits	2,749	566	2,183	695	212	483
Savings deposits	2,484	64	2,420	1,257	575	682
Money market deposits	3,593	1,087	2,506	(9)	(1)	(8)
Time deposits	12,095	3,804	8,291	1,130	1,035	95
Federal funds purchased and interbank borrowings	2,827	780	2,047	1,293	380	913
Securities sold under agreements to repurchase	692	40	652	(239)	(127)	(112)
Federal Home Loan Bank advances	10,107	3,478	6,629	9,271	5,510	3,761
Other borrowings	1,728	1,120	608	339	89	250
Total interest expense	36,275	10,939	25,336	13,737	7,673	6,064
Net interest income	$88,737	$84,114	$4,623	$36,263	$51,297	$(15,034)

The variance not solely due to rate or volume is allocated equally between the rate and volume variances.

(1)

Interest on investment securities and loans includes the effect of taxable equivalent adjustments of $7.1 million and $4.3 million, respectively, in 2018; $15.6 million and $7.5 million, respectively, in 2017; and $15.2 million and $6.1 million, respectively, in 2016; using the federal statutory tax rate in effect of 21% in 2018 and 35% in 2017 and 2016.

Provision for Loan Losses

The provision for loan losses was an expense of $7.0 million in 2018, compared to an expense of $3.1 million in 2017.  Net charge-offs totaled $1.9 million in 2018, compared to net charge-offs of $2.5 million in 2017.  The higher provision for loan losses is the result of an increase in specific reserves on loans individually evaluated for impairment and loan growth, partially offset by lower incurred loss rate expectations.  Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. For additional information about non-performing loans, charge-offs, and additional items impacting the provision, refer to the “Risk Management – Credit Risk” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Noninterest Income

We generate revenues in the form of noninterest income through client fees, sales commissions, and other gains and losses from our core banking franchise and other related businesses, such as wealth management, investment consulting, and investment products.  This source of revenue as a percentage of total revenue was 27% in 2018 compared to 30% in 2017.

The following table details the components of noninterest income for the years ended December 31.

				% Change From
	Years Ended December 31,			Prior Year
(dollars in thousands)	2018	2017	2016	2018	2017
Wealth management fees	$36,863	$37,316	$34,641	(1.2)%	7.7%
Service charges on deposit accounts	44,026	41,331	41,578	6.5	(0.6)
Debit card and ATM fees	20,216	17,676	16,769	14.4	5.4
Mortgage banking revenue	17,657	18,449	20,240	(4.3)	(8.8)
Insurance premiums and commissions	399	617	20,527	(35.3)	(97.0)
Investment product fees	20,539	20,977	18,822	(2.1)	11.4
Capital markets income	4,934	6,544	3,227	(24.6)	102.8
Company-owned life insurance	10,584	8,654	8,479	22.3	2.1
Net securities gains (losses)	2,060	9,135	5,848	(77.4)	56.2
Recognition of deferred gain on sale leaseback transactions	1,577	2,080	16,057	(24.2)	(87.0)
Net gain on branch divestitures	13,989	—	—	N/M	N/M
Gain on sale of ONB Insurance Group, Inc.	—	—	41,864	N/M	(100.0)
Other income	22,461	20,603	24,778	9.0	(16.8)
Total noninterest income	$195,305	$183,382	$252,830	6.5%	(27.5)%

Noninterest income to total revenue (1)	26.2%	28.5%	37.4%
(1)	Total revenue includes the effect of a taxable equivalent adjustment of $11.4 million in 2018, $23.1 million in 2017, and $21.3 million in 2016.

The increase in noninterest income in 2018 when compared to 2017 was primarily due to a $14.0 million gain on the sale of 10 Wisconsin branches and higher noninterest income attributable to the Anchor (MN) and Klein partnerships.  This increase was partially offset by lower net securities gains and 2017 recoveries on loans originated by AnchorBank (WI) that had been fully charged-off prior to the acquisition totaling $4.0 million.

Service charges and overdraft fees increased $2.7 million in 2018 compared to 2017 primarily due to higher service charges and overdraft fees attributable to the Anchor (MN) and Klein partnerships, partially offset by lower overdraft charges.

Debit card and ATM fees increased $2.5 million in 2018 compared to 2017 primarily due to higher interchange income attributable to the Anchor (MN) and Klein partnerships.

Capital markets income is comprised of customer interest rate swap fees, debt placement fees, foreign currency exchange fees, and net gains (losses) on foreign currency adjustments.  Capital markets income decreased $1.6 million in 2018 compared to 2017 primarily due to lower customer interest rate swap fees.

Company-owned life insurance income increased $1.9 million in 2018 compared to 2017 primarily due to higher settlements in 2018.

Net securities gains decreased $7.1 million in 2018 compared to 2017 primarily due to lower realized gains on sales of available-for-sale securities in 2018.

In 2018, we recorded a net gain of $14.0 million in connection with the October 2018 divestiture of 10 Wisconsin branches, which included a deposit premium of $15.0 million, goodwill allocation of $0.6 million, and $0.4 million of other transaction expenses.

Other income increased $1.9 million in 2018 when compared to 2017 reflecting a $2.2 million gain on the sale of our student loan portfolio in the second quarter of 2018 and higher other income attributable to the Anchor (MN) and Klein partnerships, partially offset by 2017 recoveries on loans originated by AnchorBank (WI) that had been fully charged-off prior to the acquisition totaling $4.0 million.

Noninterest Expense

The following table details the components of noninterest expense for the years ended December 31.

				% Change From
	Years Ended December 31,			Prior Year
(dollars in thousands)	2018	2017	2016	2018	2017
Salaries and employee benefits	$281,275	$246,738	$252,892	14.0%	(2.4)%
Occupancy	51,941	46,511	50,947	11.7	(8.7)
Equipment	14,861	13,560	13,448	9.6	0.8
Marketing	15,847	13,172	14,620	20.3	(9.9)
Data processing	36,170	32,306	32,002	12.0	0.9
Communication	10,846	9,284	9,959	16.8	(6.8)
Professional fees	14,503	16,840	15,705	(13.9)	7.2
Loan expense	7,028	6,596	7,632	6.5	(13.6)
Supplies	3,037	2,406	2,865	26.2	(16.0)
FDIC assessment	10,638	9,480	8,681	12.2	9.2
Other real estate owned expense	878	3,376	4,195	(74.0)	(19.5)
Amortization of intangibles	14,442	11,841	12,486	22.0	(5.2)
Amortization of tax credit investments	22,949	11,733	—	95.6	N/M
Other expense	32,846	24,993	28,715	31.4	(13.0)
Total noninterest expense	$517,261	$448,836	$454,147	15.2%	(1.2)%

Noninterest expense increased $68.4 million in 2018 when compared to 2017 primarily due to higher operating expenses and acquisition and integration costs associated with Anchor (MN) and Klein.  Also contributing to the increase in noninterest expense was higher amortization of tax credit investments in 2018 reflecting the completion of investment tax credit projects, higher salaries and benefits, and higher charitable contributions.

Salaries and benefits is the largest component of noninterest expense.  Salaries and benefits increased $34.5 million in 2018 compared to 2017.  Impacting salaries and benefits expense were the acquisitions of Anchor (MN) and Klein.  Also contributing to the increase in salaries and benefits were higher incentive compensation expenses, hospitalization expenses, and profit sharing expenses. The increase in profit sharing expenses reflected Old National’s increase in its 401(k) match to 75% of employee compensation deferral contributions of the first 4% of compensation, and 50% of the next 4% of compensation during the second quarter of 2018.  The change was retroactive for all of 2018.  For 2017, we matched 50% of employee compensation deferral contributions, up to 6% of compensation.

Occupancy expenses increased $5.4 million in 2018 compared to 2017 primarily due to higher occupancy expenses attributable to the Anchor (MN) and Klein partnerships and higher real estate taxes.

Marketing expense increased $2.7 million in 2018 compared to 2017 primarily due to additional expenses associated with the Anchor (MN) and Klein partnerships and higher public relations expense.

Data processing increased $3.9 million in 2018 compared to 2017 primarily due to integration expenses associated with the Anchor (MN) and Klein partnerships and higher software expenses.

Professional fees decreased $2.3 million in 2018 compared to 2017 primarily due to $3.5 million in pre-tax expenses recorded in 2017 related to an initiative to improve how we serve our clients and increase efficiency, partially offset by professional fees associated with the Klein partnership.

Amortization of tax credit investments was $22.9 million in 2018 compared to $11.7 million in 2017.   The recognition of tax credit amortization expense is contingent upon the successful rehabilitation of a historic building or completion of a solar project within the reporting period. Many factors including weather, labor availability, building regulations, inspections, and other unexpected construction delays related to a rehabilitation project can cause a project to exceed its estimated completion date.  Amortization of tax credit investments is expected to be de minimis in 2019.  See Note 10 to the consolidated financial statements for additional information on our tax credit investments.

Other expense increased $7.9 million in 2018 compared to 2017 primarily due to higher charitable contributions of $6.3 million and higher other expense associated with the Anchor (MN) and Klein partnerships.

Provision for Income Taxes

We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes.  The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by a tax benefit from our tax credit investments and interest on tax-exempt securities and loans.  The effective tax rate was 8.6% in 2018 compared to 43.3% in 2017.  The lower effective tax rate in 2018 when compared to 2017 is the result of $39.3 million of additional tax expense recorded in 2017 for the revaluation of deferred tax assets due to the lowering of the federal corporate tax rate to 21% and an increase in federal tax credits available.  See Note 16 to the consolidated financial statements for additional details on Old National’s income tax provision.

Comparison of Fiscal Years 2017 and 2016

In 2017, we generated net income of $95.7 million and diluted net income per share of $0.69 compared to $134.3 million and diluted net income per share of $1.05, respectively, in 2016. The 2017 earnings included a $69.4 million decrease in noninterest income, a $6.7 million increase in income tax expense, and a $2.1 million increase in provision for loan losses.  These decreases to net income were partially offset by a $34.5 million increase in net interest income and a $5.3 million decrease in noninterest expense.  The successful conversion and integration of our acquisition of Anchor (MN) in 2017, strong commercial and commercial real estate loan growth, consistently low credit metrics, and well-controlled noninterest expenses all contributed to positive 2017 performance when compared to 2016.

Net interest income was $437.2 million in 2017, a $34.5 million increase from $402.7 million in 2016.  Taxable equivalent net interest income was $460.3 million in 2017, a 9% increase from $424.0 million in 2016.  The net interest margin on a fully taxable equivalent basis was 3.48% in 2017, a 10 basis point decrease compared to 3.58% in 2016.  Average earning assets increased by $1.397 billion during 2017 and the yield on average earning assets decreased 4 basis points from 3.96% in 2016 to 3.92% in 2017.  Average interest-bearing liabilities increased $1.160 billion and the cost of interest-bearing liabilities increased 7 basis points from 0.50% in 2016 to 0.57% in 2017.

The provision for loan losses was an expense of $3.1 million in 2017, compared to an expense of $1.0 million in 2016. Charge-offs remained low during 2017 and we continued to see positive trends in credit quality.

Noninterest income decreased to $183.4 million in 2017 from $252.8 million in 2016 primarily due to a $41.9 million gain and lower insurance premiums and commissions in 2016 resulting from the sale of ONI in May 2016, partially offset by higher wealth management fees, investment product fees, and capital markets income in 2017.

Noninterest expense decreased $5.3 million to $448.8 million in 2017 from $454.1 million in 2016 primarily due to the reduction of costs associated with the divestiture of ONI in May 2016.  Offsetting these decreases was $11.7 million of amortization of tax credit investments in 2017.  In addition, noninterest expense in 2017 included $12.3 million of acquisition and integration costs associated with Anchor (MN), compared to $15.9 million in 2016 of acquisition and integration costs associated with Anchor (WI).

The provision for income taxes was $72.9 million in 2017 compared to $66.2 million in 2016.  Old National’s effective tax rate was 43.3% in 2017 compared to 33.0% in 2016.  The higher effective tax rate in 2017 when compared to 2016 is the result of $39.3 million of additional tax expense to estimate the revaluation of deferred tax assets due to the lowering of the federal corporate tax rate to 21%, partially offset by an increase in federal tax credits available.

FINANCIAL CONDITION

Overview

At December 31, 2018, our assets were $19.728 billion, a 13% increase compared to $17.518 billion at December 31, 2017.  The increase was primarily due to the acquisition of Klein in November 2018, which had $2.157 billion in assets as of the closing date of the acquisition, including goodwill of $208.0 million. Organic growth in our commercial loan portfolios also contributed to the increase in assets.

Earning Assets

Our earning assets are comprised of investment securities, portfolio loans, loans held for sale, money market investments, interest earning accounts with the Federal Reserve, and equity securities.  Earning assets were $17.070 billion at December 31, 2018, an increase of 12% compared to $15.209 billion at December 31, 2017.

Investment Securities

We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements.  However, we also have $74.0 million of U.S. government-sponsored entities and agencies securities, $127.1 million of fixed-rate mortgage-backed securities, and $305.2 million of state and political subdivision securities in our held-to-maturity investment portfolio at December 31, 2018.

Equity securities, which consist of mutual funds held in trusts associated with deferred compensation plans for former directors and executives, are recorded at fair value and totaled $5.6 million at December 31, 2018 and December 31, 2017.

At December 31, 2018, the investment securities portfolio, including equity securities, was $4.778 billion compared to $4.006 billion at December 31, 2017, an increase of $772.8 million, or 19%.  Investment securities attributable to the Klein acquisition totaled $700.6 million as of the closing date of the acquisition.  Investment securities represented 28% of earning assets at December 31, 2018, compared to 26% at December 31, 2017.  Stronger commercial loan demand in the future and management’s decision to deleverage the balance sheet could result in a reduction in the securities portfolio.  As of December 31, 2018, management does not intend to sell any securities in an unrealized loss position and does not believe we will be required to sell such securities.

The investment securities available-for-sale portfolio had net unrealized losses of $49.2 million at December 31, 2018, compared to net unrealized losses of $56.4 million at December 31, 2017.  Net unrealized losses decreased from December 31, 2017 to December 31, 2018 reflecting higher net unrealized gains on state and political subdivision securities.

The investment portfolio had an effective duration of 4.00 at December 31, 2018, compared 4.15 at December 31, 2017.  Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates.  Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage.  The weighted average yields on available-for-sale investment securities were 2.89% in 2018 and 2.43% in 2017.  The average yields on the held-to-maturity portfolio were 3.75% in 2018 and 5.44% in 2017.

At December 31, 2018, Old National had a concentration of investment securities issued by certain states and their political subdivisions with the following aggregate market values: $344.4 million by Indiana, which represented 12.8% of shareholders’ equity, and $176.0 million by Texas, which represented 6.5% of shareholders’ equity. Of the Indiana municipal bonds, 99% are rated “A” or better, and the remaining 1% generally represent non-rated local interest bonds where Old National has a market presence.  All of the Texas municipal bonds are rated “A” or better, and the majority of issues are backed by the “AAA” rated State of Texas Permanent School Fund Guarantee Program.

Loan Portfolio

We lend primarily to consumers and small to medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling, and retailing.  Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Kentucky, Michigan, Wisconsin, and Minnesota.

The following table presents the composition of the loan portfolio at December 31.

						Four- Year
(dollars in thousands)	2018	2017	2016	2015	2014	Growth Rate
Commercial	$3,232,970	$2,717,269	$1,917,099	$1,814,940	$1,646,767	18.4%
Commercial real estate	4,958,851	4,354,552	3,130,853	1,868,972	1,751,907	29.7
Consumer	1,803,667	1,879,247	1,875,030	1,603,158	1,379,117	6.9
Total loans excluding residential real estate	9,995,488	8,951,068	6,922,982	5,287,070	4,777,791	20.3
Residential real estate	2,248,404	2,167,053	2,087,530	1,661,335	1,540,410	9.9
Total loans	12,243,892	11,118,121	9,010,512	6,948,405	6,318,201	18.0%
Less: Allowance for loan losses	55,461	50,381	49,808	52,233	47,849
Net loans	$12,188,431	$11,067,740	$8,960,704	$6,896,172	$6,270,352

Commercial and Commercial Real Estate Loans

At December 31, 2018, commercial and commercial real estate loans were $8.192 billion, an increase of $1.120 billion, or 16%, compared to December 31, 2017.  Commercial and commercial real estate loans attributable to the Klein acquisition totaled $836.8 million as of the closing date of the acquisition.  Excluding these acquired loans, commercial and commercial real estate loans grew 4% in 2018.

The following table presents the maturity distribution and rate sensitivity of commercial loans at December 31, 2018 and an analysis of these loans that have predetermined and floating interest rates.

	Within	1 - 5	Beyond		% of
(dollars in thousands)	1 Year	Years	5 Years	Total	Total
Interest rates:
Predetermined	$183,669	$866,138	$619,329	$1,669,136	52%
Floating	771,332	506,598	285,904	1,563,834	48
Total	$955,001	$1,372,736	$905,233	$3,232,970	100%

Residential Real Estate Loans

Residential real estate loans, primarily 1-4 family properties, increased $81.4 million, or 4%, at December 31, 2018 compared to December 31, 2017.  Residential real estate loans attributable to the Klein acquisition totaled $77.7 million as of the closing date of the acquisition.  Future increases in interest rates could result in a decline in the level of refinancings and new originations of residential real estate loans.

Consumer Loans

Consumer loans, including automobile loans, personal and home equity loans and lines of credit, and student loans, decreased $75.6 million at December 31, 2018 compared to December 31, 2017.  Old National assumed student loans in the acquisition of Anchor (WI) in May 2016.  Student loans are guaranteed by the government from 97% to 100% and totaled $68.2 million at December 31, 2017.  Old National sold the remaining student loan portfolio totaling $64.9 million during the second quarter of 2018, resulting in a $2.2 million gain that is included in other income on the income statement.  Consumer loans attributable to the Klein acquisition totaled $134.6 million as of the closing date of the acquisition.  We continue to see runoff in our less profitable indirect consumer loan portfolio.

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

At December 31, 2018, the allowance for loan losses was $55.5 million, an increase of $5.1 million compared to $50.4 million at December 31, 2017.  Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense.  As a percentage of total loans excluding loans held for sale, the allowance was 0.45% at December 31, 2018 and December 31, 2017.  The Klein acquisition added $1.049 billion of loans.  In accordance with ASC 805, no allowance for loan losses is recorded at the date of acquisition and a reserve is only established to absorb any subsequent credit deterioration or adverse changes in expected cash flows.  The provision for loan losses was an expense of $7.0 million in 2018 compared to an expense of $3.1 million in 2017.

For commercial loans, the allowance for loan losses increased by $2.5 million at December 31, 2018 compared to December 31, 2017.  The allowance for loan losses as a percentage of the commercial loan portfolio decreased to 0.67% at December 31, 2018, from 0.71% at December 31, 2017.

For commercial real estate loans, the allowance for loan losses increased by $2.0 million at December 31, 2018 compared to December 31, 2017.  The allowance for loan losses as a percentage of the commercial real estate loan portfolio decreased to 0.47% at December 31, 2018, from 0.49% at December 31, 2017.

The allowance for loan losses for residential real estate loans as a percentage of that portfolio increased to 0.10% at December 31, 2018, from 0.08% at December 31, 2017.  The allowance for loan losses for consumer loans as a percentage of that portfolio increased to 0.44% at December 31, 2018, from 0.42% at December 31, 2017.

Allowance for Losses on Unfunded Commitments

We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements.  The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment.  This allowance is classified as a liability on the balance sheet within accrued expenses and other liabilities, while the corresponding provision for these loan losses is recorded as a component of other expense.  The allowance for losses on unfunded commitments was $2.5 million at December 31, 2018, compared to $3.1 million at December 31, 2017.

Loans Held for Sale

Mortgage loans held for immediate sale in the secondary market were $14.9 million at December 31, 2018, compared to $17.9 million at December 31, 2017.  Certain mortgage loans are committed for sale at or prior to origination at a contracted price to an outside investor.  Other mortgage loans held for immediate sale are hedged with TBA forward agreements and committed for sale when they are ready for delivery and remain on the Company’s balance sheet for a short period of time (typically 30 to 60 days).  These loans are sold without recourse, beyond customary representations and warranties, and Old National has not experienced material losses arising from these sales.  Mortgage originations are subject to volatility due to interest rates and home sales, among other factors.

We have elected the fair value option under FASB ASC 825-10 prospectively for residential loans held for sale.  The aggregate fair value exceeded the unpaid principal balance by $0.5 million as of December 31, 2018 and December 31, 2017.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets at December 31, 2018 totaled $1.113 billion, an increase of $232.1 million compared to $881.1 million at December 31, 2017.  During 2018, we recorded $247.1 million of goodwill and other intangible assets associated with the acquisition of Klein.

Net Deferred Tax Assets

Net deferred tax assets decreased $23.8 million since December 31, 2017 primarily due to a decrease in alternative minimum tax credit deferred tax assets.  Old National reclassified $21.5 million from deferred tax assets related to alternative minimum tax credits to accrued income taxes in 2018 as a result of the enactment of the Tax Cuts and Jobs Act.  Future changes in the corporate tax rate could result in a change in value of Old National’s deferred tax assets and future income tax expense.  See Note 16 to the consolidated financial statements for additional information.

Other Assets

Other assets increased $23.6 million, or 15%, since December 31, 2017 primarily due to higher accrued income taxes.  Old National reclassified $21.5 million from deferred tax assets related to alternative minimum tax credits to accrued income taxes in 2018 as a result of the enactment of the Tax Cuts and Jobs Act.  See Note 16 to the consolidated financial statements for additional information.

Funding

Total funding, comprised of deposits and wholesale borrowings, was $16.844 billion at December 31, 2018, an increase of $1.660 billion from $15.184 billion at December 31, 2017.  Total deposits were $14.350 billion, including $12.326 billion in transaction accounts and $2.024 billion in time deposits at December 31, 2018.  Total deposits increased $1.744 billion, or 14%, compared to December 31, 2017.  Deposits attributable to the Klein acquisition totaled $1.713 billion as of the closing date of the acquisition. Noninterest-bearing demand deposits increased $284.6 million from December 31, 2017 to December 31, 2018.  Interest-bearing checking and NOW deposits increased $672.5 million from December 31, 2017 to December 31, 2018, while savings deposits decreased $91.5 million. Money market deposits increased $488.8 million from December 31, 2017 to December 31, 2018, while time deposits increased $389.8 million.

We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position.  At December 31, 2018, wholesale borrowings, including federal funds purchased and interbank borrowings, securities sold under agreements to repurchase, FHLB advances, and other borrowings, totaled $2.494 billion, a decrease of $84.4 million, or 3%, from December 31, 2017.  The decrease in wholesale funding from December 31, 2017 to December 31, 2018 was primarily due to a decrease in federal funds purchased and interbank borrowings and securities sold under agreements to repurchase.  Wholesale funding as a percentage of total funding was 15% at December 31, 2018, compared to 17% at December 31, 2017.  See Notes 12, 13, and 14 to the consolidated financial statements for additional details on our financing activities.

The following table details the average balances of all funding sources for the years ended December 31.

				% Change From
				Prior Year
(dollars in thousands)	2018	2017	2016	2018	2017
Demand deposits	$3,657,234	$3,111,672	$2,776,140	17.5%	12.1%
Interest-bearing checking and NOW deposits	3,146,309	2,676,760	2,389,143	17.5	12.0
Savings deposits	2,995,484	2,964,875	2,595,622	1.0	14.2
Money market deposits	1,225,220	762,540	763,909	60.7	(0.2)
Time deposits	1,839,974	1,487,077	1,361,647	23.7	9.2
Total deposits	12,864,221	11,002,924	9,886,461	16.9	11.3
Federal funds purchased and interbank borrowings	238,408	187,426	137,997	27.2	35.8
Securities sold under agreements to repurchase	344,964	336,539	368,757	2.5	(8.7)
Federal Home Loan Bank advances	1,665,689	1,481,314	1,121,413	12.4	32.1
Other borrowings	249,832	224,793	222,708	11.1	0.9
Total funding sources	$15,363,114	$13,232,996	$11,737,336	16.1%	12.7%

The following table presents a maturity distribution for certificates of deposit with denominations of $100,000 or more at December 31.

		Maturity Distribution
	Year-End	1-90	91-180	181-365	Beyond
(dollars in thousands)	Balance	Days	Days	Days	1 Year
2018	$1,133,130	$397,990	$265,232	$280,402	$189,506
2017	727,496	265,872	109,584	171,877	180,163
2016	544,803	142,806	91,704	115,151	195,142

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities increased $15.2 million, or 8%, from December 31, 2017 primarily due an increase in accrued expenses attributable to the Klein acquisition.

Capital

Shareholders’ equity totaled $2.690 billion, or 14% of total assets, at December 31, 2018 and $2.154 billion, or 12% of total assets, at December 31, 2017. Shareholders’ equity at December 31, 2018 included $406.5 million from the 22.8 million shares of Common Stock that were issued in conjunction with the acquisition of Klein.  We paid cash dividends of $0.52 per share in 2018, which reduced equity by $82.2 million. Old National’s Common Stock is traded on the NASDAQ under the symbol “ONB” with 34,536 shareholders of record at December 31, 2018.

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

Investment Activities

We carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral.  At December 31, 2018, we had pooled trust preferred securities with a fair value of $8.5 million, or less than 1% of the available-for-sale securities portfolio.  These securities remained classified as available-for-sale and at December 31, 2018, the unrealized loss on our pooled trust preferred securities was approximately $5.4 million.  The fair value of these securities should improve as we get closer to maturity, but not in all cases.  During the first quarter of 2018, Old National sold a pooled trust security for proceeds of $1.8 million, which resulted in a loss of $0.9 million.  There was no OTTI recorded in 2018 or 2017.

All of our mortgage-backed securities are backed by U.S. government-sponsored or federal agencies.  Municipal bonds, corporate bonds, and other debt securities are evaluated by reviewing the credit-worthiness of the issuer and general market conditions.  See Note 3 to the consolidated financial statements for additional details about our investment security portfolio.

Counterparty Exposure

Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation.  We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry.  Old National manages exposure to counterparty risk in connection with its derivatives transactions by generally engaging in transactions with counterparties having ratings of at least A by Standard & Poor’s Rating Service or A2 by Moody’s Investors Service.  Total credit exposure is monitored by counterparty and managed within limits that management believes to be prudent.  Old National’s net counterparty exposure was an asset of $396.4 million at December 31, 2018.

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

We lend to commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling, and retailing.  Old National manages concentrations of credit exposure by industry, product, geography, customer relationship, and loan size.  At December 31, 2018, our average commercial loan size was under $400,000 and our average commercial real estate loan size was under $600,000.  In addition, while loans to lessors of both residential and non-residential real estate exceed 10% of total loans, no individual sub-segment category within those broader categories reaches the 10% threshold.  At December 31, 2018, we had minimal exposure to foreign borrowers and no sovereign debt.  Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Kentucky, Michigan, Wisconsin, and Minnesota.  We are experiencing a slow and gradual improvement in the economy of our principal markets.  Management expects that trends in under-performing, criticized, and classified loans will be influenced by the degree to which the economy strengthens or weakens.

On November 1, 2018, Old National closed on its acquisition of Klein.  As of the closing date of the acquisition, loans totaled $1.049 billion and other real estate owned totaled $1.0 million.  In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date.  Old National reviewed the acquired loans and determined that as of December 31, 2018, $46.3 million met the definition of criticized and $56.6 million were considered classified (of which $14.6 million are reported with nonaccrual loans).  Our current preference would be to work these loans and avoid foreclosure actions unless additional credit deterioration becomes apparent.  These acquired impaired loans are included in our summary of under-performing, criticized, and classified assets found below.

Summary of under-performing, criticized, and classified assets at December 31:

(dollars in thousands)	2018	2017	2016	2015	2014
Nonaccrual loans:
Commercial	$38,648	$27,202	$56,585	$57,536	$38,460
Commercial real estate	86,601	62,425	44,026	47,350	67,402
Residential real estate	24,954	22,171	17,674	14,953	13,968
Consumer	7,281	13,129	13,122	5,198	5,903
Covered loans (1)	—	—	—	7,336	15,124
Total nonaccrual loans (2)	157,484	124,927	131,407	132,373	140,857
Renegotiated loans not on nonaccrual:
Noncovered loans	17,356	19,589	14,376	14,147	12,710
Covered loans (1)	—	—	—	138	148
Past due loans (90 days or more and still accruing):
Commercial	52	144	23	565	33
Commercial real estate	40	—	—	—	138
Residential real estate	258	—	2	114	1
Consumer	1,003	750	303	227	286
Covered loans (1)	—	—	—	10	—
Total past due loans	1,353	894	328	916	458
Other real estate owned	3,232	8,810	18,546	7,594	7,241
Other real estate owned, covered (1)	—	—	—	4,904	9,121
Total under-performing assets	$179,425	$154,220	$164,657	$160,072	$170,535
Classified loans (includes nonaccrual, renegotiated, past due 90 days, and other problem loans)	$334,785	$226,583	$220,429	$204,710	$233,486
Classified loans, covered (1)	—	—	—	8,584	17,413
Other classified assets (3)	2,820	4,556	7,063	6,857	14,752
Criticized loans	238,752	188,085	95,462	132,898	194,809
Criticized loans, covered (1)	—	—	—	1,449	4,525
Total criticized and classified assets	$576,357	$419,224	$322,954	$354,498	$464,985
Asset Quality Ratios including covered assets:
Non-performing loans/total loans (4) (5)	1.43%	1.30%	1.62%	2.11%	2.43%
Under-performing assets/total loans and other real estate owned (4)	1.47	1.39	1.82	2.30	2.69
Under-performing assets/total assets	0.91	0.88	1.11	1.33	1.46
Allowance for loan losses/under- performing assets (6)	30.91	32.67	30.25	32.63	28.06
Allowance for loan losses/nonaccrual loans (2)	35.22	40.33	37.90	39.46	33.97
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

(2)

Includes approximately $20.5 million, $12.6 million, $16.7 million, $15.9 million, and $41.2 million for 2018, 2017, 2016, 2015, and 2014, respectively, of purchased credit impaired loans that are categorized as nonaccrual for credit analysis purposes because the collection of principal or interest is doubtful.  However, these loans are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

(3)	Includes 1 pooled trust preferred securities and 1 insurance policy at December 31, 2018.
(4)	Loans exclude loans held for sale.
(5)	Non-performing loans include nonaccrual and renegotiated loans.
(6)

Because the acquired loans were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded.  No allowance for loan losses is recorded on the acquisition date.

Under-performing assets totaled $179.4 million at December 31, 2018, compared to $154.2 million at December 31, 2017.  Under-performing assets as a percentage of total loans and other real estate owned at December 31, 2018 were 1.47%, an 8 basis point increase from 1.39% at December 31, 2017.

Nonaccrual loans increased $32.6 million from December 31, 2017 to December 31, 2018 primarily due to an increase in nonaccrual commercial and commercial real estate loans. Nonaccrual loans at December 31, 2018 include $14.6 million of loans related to the Klein acquisition.  As a percentage of nonaccrual loans, the allowance for loan losses was 35.22% at December 31, 2018, compared to 40.33% at December 31, 2017.  PCI loans that were included in the nonaccrual category because the collection of principal or interest is doubtful totaled $20.5 million at December 31, 2018, compared to $12.6 million at December 31, 2017.  However, they are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

Interest income of approximately $5.6 million and $6.7 million would have been recorded on nonaccrual and renegotiated loans outstanding at December 31, 2018 and 2017, respectively, if such loans had been accruing interest throughout the year in accordance with their original terms.  Excluding PCI loans accounted for under ASC 310-30, the amount of interest income actually recorded on nonaccrual and renegotiated loans was $2.8 million in 2018 and $1.6 million in 2017.  We had $26.3 million of renegotiated loans which are included in nonaccrual loans at December 31, 2018, compared to $34.0 million at December 31, 2017.

Total criticized and classified assets were $576.4 million at December 31, 2018, an increase of $157.1 million from December 31, 2017.  Other classified assets include investment securities that fell below investment grade rating totaling $2.8 million at December 31, 2018, compared to $4.6 million at December 31, 2017.

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

At December 31, 2018, our TDRs consisted of $10.3 million of commercial loans, $27.6 million of commercial real estate loans, $3.4 million of residential loans, and $2.4 million of consumer loans totaling $43.7 million.  Approximately $26.3 million of the TDRs at December 31, 2018 were included with nonaccrual loans.  At December 31, 2017, our TDRs consisted of $12.1 million of commercial loans, $34.7 million of commercial real estate loans, $3.3 million of residential loans, and $3.9 million of consumer loans totaling $54.0 million.  Approximately $34.0 million of the TDRs at December 31, 2017 were included with nonaccrual loans.

Old National has allocated specific reserves to customers whose loan terms have been modified in TDRs totaling $3.0 million at December 31, 2018 and $5.7 million at December 31, 2017.  As of December 31, 2018, Old National had committed to lend an additional $4.4 million to customers with outstanding loans that are classified as TDRs.

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

PCI loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition.  If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually.  If the PCI loan is being accounted for as part of a pool, it will not be removed from the pool.  At December 31, 2018, it has not been necessary to remove any loans from PCI accounting.

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

The activity in our allowance for loan losses was as follows:

(dollars in thousands)	2018	2017	2016	2015	2014
Balance at beginning of period	$50,381	$49,808	$52,233	$47,849	$47,145
Loans charged-off:
Commercial	3,087	1,108	5,047	3,513	3,535
Commercial real estate	879	3,700	2,632	1,921	3,647
Residential real estate	1,100	985	800	1,039	793
Consumer credit	7,903	6,924	6,131	6,404	4,675
Total charge-offs	12,969	12,717	14,610	12,877	12,650
Recoveries on charged-off loans:
Commercial	1,519	2,281	3,102	5,218	3,125
Commercial real estate	2,740	3,777	4,763	4,685	3,871
Residential real estate	2,118	255	174	354	205
Consumer credit	4,706	3,927	3,186	4,081	3,056
Total recoveries	11,083	10,240	11,225	14,338	10,257
Net charge-offs (recoveries)	1,886	2,477	3,385	(1,461)	2,393
Provision for loan losses	6,966	3,050	960	2,923	3,097
Balance at end of period	$55,461	$50,381	$49,808	$52,233	$47,849
Average loans for the year (1)	$11,422,967	$9,525,888	$8,265,169	$6,756,135	$5,703,294
Asset Quality Ratios:
Allowance/year-end loans (1)	0.45%	0.45%	0.55%	0.75%	0.76%
Allowance/average loans (1)	0.49	0.53	0.60	0.77	0.84
Net charge-offs (recoveries)/average loans (2)	0.02	0.03	0.04	(0.02)	0.04
(1)	Loans exclude loans held for sale.
(2)	Net charge-offs include write-downs on loans transferred to held for sale.

The allowance for loan losses increased $5.1 million from December 31, 2017 to December 31, 2018.  Net charge-offs totaled $1.9 million in 2018 compared to net charge-offs of $2.5 million in 2017.  There were no industry segments representing a significant share of total net charge-offs.  Net charge-offs (recoveries) to average loans was 0.02% in 2018 compared to 0.03% in 2017.  Over the last twelve months, net charge-offs have remained low.  Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense.

As a percentage of total loans, the allowance ranged from 0.45% to 0.76% for the last five years, and was 0.45% at December 31, 2018. Our ratio of allowance for loan losses to total loans remained the same as of December 31, 2018 compared to December 31, 2017.  The addition of Klein added $1.049 billion to the loan portfolio.  In accordance with ASC 805, no allowance for loan losses is recorded at the date of acquisition and a reserve is only established to absorb any subsequent credit deterioration or adverse changes in expected cash flows.

The following table provides additional details of the components of the allowance for loan losses, including ASC 450, Contingencies, for loans collectively evaluated for impairment, ASC 310-10, Receivables, for loans individually evaluated for impairment, and ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, for loans acquired with deteriorated credit quality:

	Collectively	Individually	Acquired with
	Evaluated for	Evaluated for	Deteriorated
(dollars in thousands)	Impairment	Impairment	Credit Quality	Total

Originated loans	$8,805,227	$87,219	$—	$8,892,446
Acquired loans	3,369,245	35,013	68,452	3,472,710
Total loans	$12,174,472	$122,232	$68,452	$12,365,156
Remaining purchase discount	(93,487)	(3,718)	(24,059)	(121,264)
Loans, net of discount	$12,080,985	$118,514	$44,393	$12,243,892

Allowance, January 1, 2018	$40,137	$10,078	$166	$50,381
Charge-offs	(8,979)	(3,927)	(63)	(12,969)
Recoveries	6,736	4,045	302	11,083
Provision expense	2,748	4,145	73	6,966
Allowance, December 31, 2018	$40,642	$14,341	$478	$55,461

We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements.  The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment.  The reserve for unfunded loan commitments is classified as a liability account on the balance sheet and totaled $2.5 million at December 31, 2018, compared to $3.1 million at December 31, 2017.

The following table details the allowance for loan losses by loan category and the percent of loans in each category compared to total loans at December 31.

	2018		2017		2016		2015		2014
		% of		% of		% of		% of		% of
		Loans		Loans		Loans		Loans		Loans
	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total
(dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial	$21,742	26.4%	$19,246	24.4%	$21,481	21.3%	$25,568	26.0%	$17,401	25.8%
Commercial real estate	23,470	40.5	21,436	39.2	18,173	34.7	15,993	26.6	17,348	27.1
Residential real estate	2,277	18.4	1,763	19.5	1,643	23.2	2,051	23.7	2,962	24.1
Consumer credit	7,972	14.7	7,936	16.9	8,511	20.8	7,684	22.2	6,586	20.7
Covered loans	—	—	—	—	—	—	937	1.5	3,552	2.3
Total	$55,461	100.0%	$50,381	100.0%	$49,808	100.0%	$52,233	100.0%	$47,849	100.0%

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

The following table illustrates our projected net interest income sensitivity over a two-year cumulative horizon based on the asset/liability model as of December 31, 2018 and 2017:

	Immediate
	Rate Decrease		Immediate Rate Increase
	-50		+100	+200	+300
(dollars in thousands)	Basis Points	Base	Basis Points	Basis Points	Basis Points
December 31, 2018
Projected interest income:
Money market, other interest earning investments, and investment securities	$300,290	$308,302	$322,252	$335,523	$347,517
Loans	1,074,017	1,133,140	1,253,101	1,368,890	1,484,341
Total interest income	1,374,307	1,441,442	1,575,353	1,704,413	1,831,858
Projected interest expense:
Deposits	87,031	127,300	217,029	306,754	396,473
Borrowings	113,737	130,971	165,406	199,865	234,336
Total interest expense	200,768	258,271	382,435	506,619	630,809
Net interest income	$1,173,539	$1,183,171	$1,192,918	$1,197,794	$1,201,049
Change from base	$(9,632)		$9,747	$14,623	$17,878
% change from base	-0.81%		0.82%	1.24%	1.51%

December 31, 2017
Projected interest income:
Money market, other interest earning investments, and investment securities	$225,619	$234,618	$247,478	$259,531	$272,707
Loans	856,693	914,205	1,026,924	1,138,107	1,248,623
Total interest income	1,082,312	1,148,823	1,274,402	1,397,638	1,521,330
Projected interest expense:
Deposits	33,625	60,527	135,504	210,475	285,441
Borrowings	84,359	101,521	135,861	170,210	204,542
Total interest expense	117,984	162,048	271,365	380,685	489,983
Net interest income	$964,328	$986,775	$1,003,037	$1,016,953	$1,031,347
Change from base	$(22,447)		$16,262	$30,178	$44,572
% change from base	-2.27%		1.65%	3.06%	4.52%

Our asset sensitivity decreased year over year primarily due to changes in our balance sheet mix, investment duration, and prepayment speed behavior.

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

Because the models are driven by expected behavior in various interest rate scenarios and many factors besides market interest rates affect our net interest income, we recognize that model outputs are not guarantees of actual results.  For this reason, we model many different combinations of interest rates and balance sheet assumptions to understand our overall sensitivity to market interest rate changes, including shocks, yield curve flattening, yield curve steepening, as well as forecasts of likely interest rate scenarios.  At December 31, 2018, our projected net interest income sensitivity based on the asset/liability models we utilize was within the limits of our interest rate risk policy for the scenarios tested.

We use derivative instruments, primarily interest rate swaps, to mitigate interest rate risk, including certain cash flow hedges on variable-rate debt with a notional amount of $725 million at December 31, 2018.  Our derivatives had an estimated fair value gain of $16.5 million at December 31, 2018, compared to an estimated fair value loss of

$2.2 million at December 31, 2017.  See Note 21 to the consolidated financial statements for further discussion of derivative financial instruments.

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

A time deposit maturity schedule for Old National Bank is shown in the following table at December 31, 2018.

(dollars in thousands)
Maturity Bucket	Amount	Rate
2019	$1,505,694	1.68%
2020	277,142	1.45
2021	109,890	1.43
2022	52,697	1.47
2023	54,637	1.73
2024 and beyond	24,196	1.79
Total	$2,024,256	1.64%

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

The credit ratings of Old National and Old National Bank at December 31, 2018 are shown in the following table.

Moody's Investor Service
	Long-term	Short-term
Old National	A3	N/A
Old National Bank	Aa3	P-1

Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well.  At December 31, 2018, Old National and its subsidiaries had the following availability of liquid funds and borrowings:

	Parent
(dollars in thousands)	Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$94,122	$223,043
Unencumbered government-issued debt securities	—	1,551,735
Unencumbered investment grade municipal securities	—	532,240
Unencumbered corporate securities	—	137,539
Availability of borrowings:
Amount available from Federal Reserve discount window*	—	477,108
Amount available from Federal Home Loan Bank Indianapolis*	—	660,052
Total available funds	$94,122	$3,581,717

*  Based on collateral pledged

Old National Bancorp has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows, and funds used for acquisitions.  Old National Bancorp can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit, and through the issuance of debt securities.  Additionally, Old National Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt and equity markets.  At December 31, 2018, Old National Bancorp’s other borrowings outstanding were $231.4 million.

Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval.  Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years.  Prior regulatory approval to pay dividends was not required in 2017 or 2018 and is not currently required.

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

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements include commitments to extend credit and financial guarantees.  Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers.  Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $3.566 billion and standby letters of credit of $319.0 million at December 31, 2018.  At December 31, 2018, approximately $3.348 billion of the loan commitments had fixed rates and $218.1 million had floating rates, with the floating interest rates ranging from 1% to 16%.  At December 31, 2017, loan commitments were $3.144 billion and standby letters of credit of $68.7 million.  The term of these off-balance sheet arrangements is typically one year or less.

Old National is a party in risk participation transactions of interest rate swaps, which had total notional amount of $38.7 million at December 31, 2018.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, AND CONTINGENT LIABILITIES

The following table presents our significant fixed and determinable contractual obligations and significant commitments at December 31, 2018.  Further discussion of each obligation or commitment is included in the referenced note to the consolidated financial statements.

		Payments Due In
	Note	One Year	One to	Three to	Over
(dollars in thousands)	Reference	or Less	Three Years	Five Years	Five Years	Total
Deposits without stated maturity		$12,325,693	$—	$—	$—	$12,325,693
IRAs, consumer, and brokered certificates of deposit	11	1,505,694	387,032	107,334	24,196	2,024,256
Federal funds purchased and interbank borrowings		270,135	—	—	—	270,135
Securities sold under agreements to repurchase	12	362,294	—	—	—	362,294
Federal Home Loan Bank advances	13	326,474	120,000	57,169	1,109,838	1,613,481
Other borrowings	14	137	307	368	247,071	247,883
Fixed interest payments (1)		44,894	82,780	78,248	122,218	328,140
Operating leases	7	19,480	35,816	24,866	65,612	145,774
Other long-term liabilities (2)		32,593	5,879	28	48	38,548
(1)

Our senior notes, subordinated notes, certain trust preferred securities, and certain FHLB advances have fixed rates ranging from 1.50% to 6.08%. All of our other long-term debt is at LIBOR based variable rates at December 31, 2018. The projected variable interest assumes no increase in LIBOR rates from December 31, 2018.

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

Management’s analysis of probable losses in the portfolio at December 31, 2018 resulted in a range for allowance for loan losses of $16.2 million.  The range pertains to general (FASB ASC 450, Contingencies) reserves for both retail and performing commercial loans.  Specific (FASB ASC 310, Receivables) reserves do not have a range of probable loss.  Due to the risks and uncertainty associated with the economy and our projection of loss rates inherent in the portfolio, we establish a range of probable outcomes (a high-end estimate and a low-end estimate) and evaluate our position within this range.  The potential effect to net income based on our position in the range relative to the high and low endpoints is a decrease of $1.8 million and an increase of $10.5 million, respectively, after taking into account the tax effects.  These sensitivities are hypothetical and may not represent actual results.

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

The Board of Directors, through an Audit Committee comprised solely of independent outside directors, oversees management’s discharge of its financial reporting responsibilities.  The Audit Committee meets regularly with Old National’s independent registered public accounting firm, Crowe LLP, and the managers of financial reporting, internal audit, and risk.  During these meetings, the committee meets privately with the independent registered public accounting firm as well as with financial reporting and internal audit personnel to review accounting, auditing, and financial reporting matters.  The appointment of the independent registered public accounting firm is made by the Audit Committee.

The consolidated financial statements in this annual report on Form 10-K have been audited by Crowe LLP, for the purpose of determining that the consolidated financial statements are presented fairly, in all material respects in conformity with accounting principles generally accepted in the United States.  Crowe LLP’s report on the financial statements follows.

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

Old National’s management assessed the effectiveness of Old National’s internal control over financial reporting as of December 31, 2018.  In making this assessment, management used the criteria established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  As permitted, Old National has excluded the operations of Klein Financial, Inc. acquired November 1, 2018, which is described in Note 2 to the consolidated financial statements.  The assets acquired in this acquisition and excluded from management’s assessment on internal control over financial reporting comprised approximately 5.8% of total consolidated assets at December 31, 2018.  Based on that assessment Old National has concluded that, as of December 31, 2018, Old National’s internal control over financial reporting is effective.  Old National’s independent registered public accounting firm has audited the effectiveness of Old National’s internal control over financial reporting as of December 31, 2018 as stated in their report which follows.

Crowe LLP Independent Member Crowe Global

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Old National Bancorp

Evansville, Indiana

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Old National Bancorp (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  As permitted, the Company has excluded the operations of Klein Financial, Inc. acquired during 2018, which is described in Note 2 of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting. Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

Crowe LLP

We have served as the Company's auditor since 2005, which is the year the engagement letter was signed for the audit of the 2006 financial statements.

Louisville, Kentucky

February 12, 2019

OLD NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars and shares in thousands, except per share data)	2018	2017
Assets
Cash and due from banks	$284,003	$222,753
Money market and other interest-earning investments	33,162	67,679
Total cash and cash equivalents	317,165	290,432
Equity securities	5,582	5,584
Investment securities - available-for-sale, at fair value	4,123,416	3,196,207
Investment securities - held-to-maturity, at amortized cost (fair value $506,103 and $727,703, respectively)	506,334	684,063
Federal Home Loan Bank/Federal Reserve Bank stock, at cost	142,980	119,686
Loans held for sale, at fair value	14,911	17,930
Loans, net of unearned income	12,243,892	11,118,121
Allowance for loan losses	(55,461)	(50,381)
Net loans	12,188,431	11,067,740
Premises and equipment, net	485,912	458,074
Accrued interest receivable	89,464	87,102
Goodwill	1,036,258	828,051
Other intangible assets	77,016	53,096
Company-owned life insurance	444,224	403,753
Net deferred tax assets	87,048	110,857
Loan servicing rights	24,497	24,661
Assets held for sale	3,253	7,180
Other real estate owned and repossessed personal property	3,232	8,810
Other assets	178,712	155,066
Total assets	$19,728,435	$17,518,292

Liabilities
Deposits:
Noninterest-bearing demand	$3,965,380	$3,680,807
Interest-bearing:
Checking and NOW	3,788,339	3,115,822
Savings	2,944,092	3,035,622
Money market	1,627,882	1,139,077
Time	2,024,256	1,634,436
Total deposits	14,349,949	12,605,764
Federal funds purchased and interbank borrowings	270,135	335,033
Securities sold under agreements to repurchase	362,294	384,810
Federal Home Loan Bank advances	1,613,481	1,609,579
Other borrowings	247,883	248,782
Accrued expenses and other liabilities	195,123	179,927
Total liabilities	17,038,865	15,363,895
Commitments and contingencies (Note 22)
Shareholders' Equity
Preferred stock, series A, 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $1.00 per share stated value, 300,000 shares authorized, 175,141 and 152,040 shares issued and outstanding, respectively	175,141	152,040
Capital surplus	2,031,695	1,639,499
Retained earnings	527,684	413,130
Accumulated other comprehensive income (loss), net of tax	(44,950)	(50,272)
Total shareholders' equity	2,689,570	2,154,397
Total liabilities and shareholders' equity	$19,728,435	$17,518,292

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(dollars and shares in thousands, except per share data)	2018	2017	2016
Interest Income
Loans including fees:
Taxable	$508,293	$389,219	$349,095
Nontaxable	16,299	13,970	12,287
Investment securities:
Taxable	80,168	63,031	57,005
Nontaxable	26,655	28,858	28,617
Money market and other interest-earning investments	630	258	130
Total interest income	632,045	495,336	447,134
Interest Expense
Deposits	41,277	20,356	17,283
Federal funds purchased and interbank borrowings	4,793	1,966	673
Securities sold under agreements to repurchase	1,962	1,270	1,509
Federal Home Loan Bank advances	34,925	24,818	15,547
Other borrowings	11,486	9,758	9,419
Total interest expense	94,443	58,168	44,431
Net interest income	537,602	437,168	402,703
Provision for loan losses	6,966	3,050	960
Net interest income after provision for loan losses	530,636	434,118	401,743
Noninterest Income
Wealth management fees	36,863	37,316	34,641
Service charges on deposit accounts	44,026	41,331	41,578
Debit card and ATM fees	20,216	17,676	16,769
Mortgage banking revenue	17,657	18,449	20,240
Insurance premiums and commissions	399	617	20,527
Investment product fees	20,539	20,977	18,822
Capital markets income	4,934	6,544	3,227
Company-owned life insurance	10,584	8,654	8,479
Net securities gains (losses)	2,060	9,135	5,848
Recognition of deferred gain on sale leaseback transactions	1,577	2,080	16,057
Net gain on branch divestitures	13,989	—	—
Gain on sale of ONB Insurance Group, Inc.	—	—	41,864
Other income	22,461	20,603	24,778
Total noninterest income	195,305	183,382	252,830
Noninterest Expense
Salaries and employee benefits	281,275	246,738	252,892
Occupancy	51,941	46,511	50,947
Equipment	14,861	13,560	13,448
Marketing	15,847	13,172	14,620
Data processing	36,170	32,306	32,002
Communication	10,846	9,284	9,959
Professional fees	14,503	16,840	15,705
Loan expense	7,028	6,596	7,632
Supplies	3,037	2,406	2,865
FDIC assessment	10,638	9,480	8,681
Other real estate owned expense	878	3,376	4,195
Amortization of intangibles	14,442	11,841	12,486
Amortization of tax credit investments	22,949	11,733	—
Other expense	32,846	24,993	28,715
Total noninterest expense	517,261	448,836	454,147
Income before income taxes	208,680	168,664	200,426
Income tax expense	17,850	72,939	66,162
Net income	$190,830	$95,725	$134,264
Net income per common share - basic	$1.23	$0.69	$1.05
Net income per common share - diluted	1.22	0.69	1.05
Weighted average number of common shares outstanding - basic	155,675	137,821	127,705
Weighted average number of common shares outstanding - diluted	156,539	138,513	128,301
Dividends per common share	$0.52	$0.52	$0.52

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(dollars in thousands)	2018	2017	2016
Net income	$190,830	$95,725	$134,264

Other comprehensive income (loss):

Change in debt securities available-for-sale:
Unrealized holding gains (losses) for the period	(4,769)	14,259	(49,813)
Reclassification for securities transferred to held-to-maturity	14,007	—	—
Reclassification adjustment for securities gains realized in income	(2,060)	(9,135)	(5,848)
Income tax effect	(1,386)	(1,669)	20,455
Unrealized gains (losses) on available-for-sale debt securities	5,792	3,455	(35,206)

Change in securities held-to-maturity:
Adjustment for securities transferred to available-for-sale	19,412	—	—
Adjustment for securities transferred from available-for-sale	(14,007)	—	—
Amortization of unrealized losses on securities transferred from available-for-sale	2,181	1,830	1,776
Income tax effect	(1,394)	(627)	(606)
Changes from securities held-to-maturity	6,192	1,203	1,170

Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	5,145	927	(2,323)
Reclassification adjustment for (gains) losses realized in net income	150	6,135	6,453
Income tax effect	(1,298)	(2,684)	(1,569)
Changes from cash flow hedges	3,997	4,378	2,561

Defined benefit pension plans:
Amortization of net loss and settlement cost recognized in income	191	159	11,203
Income tax effect	(47)	(95)	(4,303)
Changes from defined benefit pension plans	144	64	6,900

Other comprehensive income (loss), net of tax	16,125	9,100	(24,575)
Comprehensive income	$206,955	$104,825	$109,689

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

				Accumulated
				Other	Total
	Common	Capital	Retained	Comprehensive	Shareholders'
(dollars in thousands)	Stock	Surplus	Earnings	Income (Loss)	Equity
Balance, January 1, 2016	$114,297	$1,087,911	$323,759	$(34,797)	$1,491,170
Net income	—	—	134,264	—	134,264
Other comprehensive income (loss)	—	—	—	(24,575)	(24,575)
Acquisition of Anchor BanCorp Wisconsin Inc.	20,415	253,150	—	—	273,565
Dividends - common stock ($0.52 per share)	—	—	(67,536)	—	(67,536)
Common stock issued	32	356	—	—	388
Common stock repurchased	(154)	(1,890)	—	—	(2,044)
Share-based compensation expense	—	7,318	—	—	7,318
Stock activity under incentive compensation plans	569	1,493	(195)	—	1,867
Balance, December 31, 2016	135,159	1,348,338	390,292	(59,372)	1,814,417
Net income	—	—	95,725	—	95,725
Other comprehensive income (loss)	—	—	—	9,100	9,100
Acquisition of Anchor Bancorp, Inc.	16,527	284,301	—	—	300,828
Dividends - common stock ($0.52 per share)	—	—	(72,604)	—	(72,604)
Common stock issued	24	380	—	—	404
Common stock repurchased	(153)	(2,608)	—	—	(2,761)
Share-based compensation expense	—	6,275	—	—	6,275
Stock activity under incentive compensation plans	483	2,813	(283)	—	3,013
Balance, December 31, 2017	152,040	1,639,499	413,130	(50,272)	2,154,397
Cumulative effect of change in accounting principles (Note 1)	—	—	(4,127)	(52)	(4,179)
Balance, January 1, 2018	152,040	1,639,499	409,003	(50,324)	2,150,218
Reclassification of certain tax effects related to the Tax Cuts and Jobs Act of 2017 (Note 1)	—	—	10,751	(10,751)	—
Net income	—	—	190,830	—	190,830
Other comprehensive income (loss)	—	—	—	16,125	16,125
Acquisition of Klein Financial, Inc.	22,772	383,702	—	—	406,474
Dividends - common stock ($0.52 per share)	—	—	(82,161)	—	(82,161)
Common stock issued	29	468	—	—	497
Common stock repurchased	(104)	(1,701)	—	—	(1,805)
Share-based compensation expense	—	8,118	—	—	8,118
Stock activity under incentive compensation plans	404	1,609	(739)	—	1,274
Balance, December 31, 2018	$175,141	$2,031,695	$527,684	$(44,950)	$2,689,570

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2018	2017	2016
Cash Flows From Operating Activities
Net income	$190,830	$95,725	$134,264
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	23,773	22,183	16,558
Amortization of other intangible assets	14,442	11,841	12,486
Amortization of tax credit investments	22,949	11,733	—
Net premium amortization on investment securities	14,384	15,302	18,633
Accretion income related to acquired loans	(40,598)	(40,576)	(57,244)
Share-based compensation expense	8,118	6,275	7,318
Excess tax (benefit) expense on share-based compensation	401	79	—
Provision for loan losses	6,966	3,050	960
Net securities (gains) losses	(2,060)	(9,135)	(5,848)
Recognition of deferred gain on sale leaseback transactions	(1,577)	(2,080)	(16,057)
Gain on sale of ONB Insurance Group, Inc.	—	—	(41,864)
Net gain on branch divestitures	(13,989)	—	—
Net (gains) losses on sales of loans and other assets	(2,290)	(6,421)	(4,741)
Increase in cash surrender value of company-owned life insurance	(10,584)	(8,654)	(8,479)
Residential real estate loans originated for sale	(501,999)	(452,604)	(637,639)
Proceeds from sale of residential real estate loans	514,891	535,271	578,653
(Increase) decrease in interest receivable	2,038	151	(4,974)
(Increase) decrease in other real estate owned	6,532	10,794	11,301
(Increase) decrease in other assets	2,046	45,008	46,004
Increase (decrease) in accrued expenses and other liabilities	134	12,141	(24,524)
Total adjustments	43,577	154,358	(109,457)
Net cash flows provided by (used in) operating activities	234,407	250,083	24,807
Cash Flows From Investing Activities
Cash portion of bank purchase price, net of cash acquired	60,759	2,564	(62,532)
Payments related to branch divestitures	(210,659)	—	—
Proceeds from sale of ONB Insurance Group, Inc.	—	—	91,771
Purchases of investment securities available-for-sale	(663,338)	(874,555)	(1,625,746)
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	(23,066)	(17,979)	(10,974)
Proceeds from maturities, prepayments, and calls of investment securities available-for-sale	419,270	438,818	1,177,130
Proceeds from sales of investment securities available-for-sale	139,364	342,233	243,312
Proceeds from maturities, prepayments, and calls of investment securities held-to-maturity	55,520	57,682	120,954
Proceeds from sales of Federal Home Loan Bank/Federal Reserve Bank stock	2,409	6,594	—
Proceeds from sales of equity securities	128	127	—
Proceeds from sale of student loan portfolio	70,674	—	—
Reimbursements under FDIC loss share agreements	—	—	10,000
Net principal collected from (loans made to) loan customers	(102,928)	(475,519)	(370,442)
Proceeds from settlements on company-owned life insurance	6,501	2,347	4,095
Proceeds from sale of premises and equipment and other assets	7,341	18,592	6,332
Purchases of premises and equipment and other assets	(33,391)	(37,303)	(224,659)
Net cash flows provided by (used in) investing activities	(271,416)	(536,399)	(640,759)
Cash Flows From Financing Activities
Net increase (decrease) in:
Deposits	261,551	85,062	489,680
Federal funds purchased and interbank borrowings	(64,898)	76,430	(78,087)
Securities sold under agreements to repurchase	(41,997)	(5,207)	(23,489)
Other borrowings	(1,505)	(20,056)	(67)
Payments for maturities of Federal Home Loan Bank advances	(1,001,888)	(947,694)	(594,541)
Proceeds from Federal Home Loan Bank advances	995,000	1,205,000	925,000
Cash dividends paid on common stock	(82,161)	(72,604)	(67,536)
Common stock repurchased	(1,805)	(2,761)	(2,044)
Proceeds from exercise of stock options	948	2,655	2,349
Common stock issued	497	404	388
Net cash flows provided by (used in) financing activities	63,742	321,229	651,653
Net increase (decrease) in cash and cash equivalents	26,733	34,913	35,701
Cash and cash equivalents at beginning of period	290,432	255,519	219,818
Cash and cash equivalents at end of period	$317,165	$290,432	$255,519

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

Equity Securities

Equity securities consist of mutual funds held in trusts associated with deferred compensation plans for former directors and executives.  These mutual funds are recorded as equity securities at fair value.  Gains and losses are included in net securities gains.

Investment Securities

Old National classifies debt investment securities as available-for-sale or held-to-maturity on the date of purchase.  Debt securities classified as available-for-sale are recorded at fair value with the unrealized gains and losses, net of tax effect, recorded in other comprehensive income.  Realized gains and losses affect income and the prior fair value adjustments are reclassified within shareholders’ equity.  Debt securities classified as held-to-maturity, which management has the intent and ability to hold to maturity, are reported at amortized cost.  Premiums and discounts are amortized on the level-yield method.  Anticipated prepayments are considered when amortizing premiums and discounts on mortgage backed securities.  Gains and losses on the sale of available-for-sale debt securities are determined using the specific-identification method.  Equity investments are measured at fair value with changes in fair value recognized in net income.

Other-Than-Temporary Impairment – Management evaluates debt securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer including an evaluation of credit ratings, (3) whether the market decline was affected by macroeconomic conditions, (4) the intent of Old National to sell a debt security, and (5) whether it is more likely than not Old National will have to sell the debt security before recovery of its cost basis.  If Old National intends to sell an impaired debt security, Old National records an other-than-temporary loss in an amount equal to the entire difference between fair value and amortized cost.  If a debt security is determined to be other-than-temporarily impaired, but Old National does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security, only the credit portion of the estimated loss is recognized in earnings, with the other portion of the loss recognized in other comprehensive income. See Note 3 to the consolidated financial statements for a detailed description of the quarterly evaluation process.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation.  Land is stated at cost.  Depreciation is charged to operating expense over the useful lives of the assets, principally on the straight-line method.  Useful lives for premises and equipment are as follows: buildings and building improvements – 15 to 39 years; and furniture and equipment – 3 to 7 years.  Leasehold improvements are depreciated over the lesser of their useful lives or the term of the lease.  Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized.  Interest costs on construction of qualifying assets are capitalized.

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

Company-Owned Life Insurance

Old National has purchased, as well as obtained through acquisitions, life insurance policies on certain key executives.  Old National records company-owned life insurance at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

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

Derivative Financial Instruments

As part of Old National’s overall interest rate risk management, Old National uses derivative instruments, including TBA forward agreements and interest rate swaps, collars, caps, and floors.  All derivative instruments are recognized on the balance sheet at their fair value in accordance with ASC 815, as amended. At the inception of the derivative contract, Old National will designate the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”).  For derivatives that are designated and qualify as a fair value hedge, the change in value of the derivative, as well as the offsetting change in value of the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in fair values.  For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the change in value on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  For all hedging relationships, changes in fair value of derivatives that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of the change.  Similarly, the changes in the fair value of derivatives that do not qualify for hedge accounting under ASC Topic 815 are also reported currently in earnings, in noninterest income.

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

Repossessed Collateral

Other real estate owned and repossessed personal property are initially recorded at the fair value of the property less estimated cost to sell.  Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through the completion of a deed in lieu of foreclosure or through a similar legal agreement  Any excess recorded investment over the fair value of the property received is charged to the allowance for loan losses.  Any subsequent write-downs are recorded in noninterest expense, as are the costs of operating the properties.  Gains or losses resulting from the sale of collateral are recognized in noninterest expense at the date of sale.

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

The following table reconciles basic and diluted net income per share for the years ended December 31.

(dollars and shares in thousands,	Years Ended December 31,
except per share data)	2018	2017	2016
Basic Net Income Per Share
Net income	$190,830	$95,725	$134,264

Weighted average common shares outstanding	155,675	137,821	127,705

Basic Net Income Per Share	$1.23	$0.69	$1.05

Diluted Net Income Per Share
Net income	$190,830	$95,725	$134,264

Weighted average common shares outstanding	155,675	137,821	127,705
Effect of dilutive securities:
Restricted stock	796	599	543
Stock options (1)	68	93	53
Weighted average shares outstanding	156,539	138,513	128,301

Diluted Earnings Per Share	$1.22	$0.69	$1.05
(1)

Options to purchase 14 thousand shares, 0.1 million shares, and 0.5 million shares outstanding at December 31, 2018, 2017, and 2016, respectively, were not included in the computation of net income per diluted share because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Share-Based Compensation

Compensation cost is recognized for stock options and restricted stock awards and units issued to employees based on the fair value of these awards at the date of grant.  A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of our Common Stock at the date of grant is used for restricted stock awards. A third party provider is used to value certain restricted stock units where the performance measure is based on total shareholder return.  Compensation expense is recognized over the requisite service period.  Forfeitures are recognized as they occur.

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

Cash Equivalents and Cash Flows

For the purpose of presentation in the accompanying consolidated statement of cash flows, cash and cash equivalents are defined as cash, due from banks, federal funds sold and resell agreements, and money market investments, which have maturities less than 90 days.  Cash flows from loans, either originated or acquired, are classified at that time according to management’s intent to either sell or hold the loan for the foreseeable future. When management’s intent is to sell the loan, the cash flows of that loan are presented as operating cash flows. When management’s intent is to hold the loan for the foreseeable future, the cash flows of that loan are presented as investing cash flows.

The following table summarizes the supplemental cash flow information for the years ended December 31:

	Years Ended December 31,
(dollars in thousands)	2018	2017	2016

Cash payments:
Interest	$91,813	$56,682	$43,698
Income taxes (net of refunds)	(2,505)	4,326	23,636

Noncash Investing and Financing Activities:
Securities transferred from held-to-maturity to available-for-sale	447,026	—	—
Securities transferred from available-for-sale to held-to-maturity	323,990	—	—
Transfer of premises and equipment to assets held for sale	9,634	16,617	4,620

The following table summarizes the common shares issued and resultant value of total shareholders’ equity associated with acquisitions for the years ended December 31:

		Total
	Shares of	Shareholders'
(dollars and shares in thousands)	Common Stock	Equity
2018
Acquisition of Klein	22,772	$406,474

2017
Acquisition of Anchor (MN)	16,527	$300,828

2016
Acquisition of Anchor (WI)	20,415	$273,565

Business Combinations

Old National accounts for business combinations using the acquisition method of accounting.  The accounts of an acquired entity are included as of the date of acquisition, and any excess of purchase price over the fair value of the net assets acquired is capitalized as goodwill.  Old National typically issues common stock and/or pays cash for an acquisition, depending on the terms of the acquisition agreement.  The value of common shares issued is determined based on the market price of the stock as of the closing of the acquisition.

Impact of Accounting Changes

Accounting Guidance Adopted in 2018

FASB ASC 606 – On January 1, 2018, Old National adopted ASU 2014-09, Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “Topic 606”), which creates a single framework for recognizing revenue from contracts with customers that fall within its scope.  A significant majority of Old National’s revenues come from interest income and other sources, including loans, leases, securities and derivatives, that are not subject to Topic 606.  Services within the scope of Topic 606 include wealth management fees, service charges on deposit accounts, debit card and ATM fees, and investment product fees, all of which are presented within noninterest income.  Old National enters into various contracts with customers to provide these traditional banking services on a routine basis.  Old National’s performance obligations are generally service-related and provided on a daily, monthly, or quarterly basis.  The performance obligations are generally satisfied as services are rendered and the fees are collected at such time, or shortly thereafter.  It is not typical for contracts to require significant judgment to determine the transaction price.  See Note 24 for additional information.

Old National adopted Topic 606 using the modified retrospective method applied to all contracts not completed as of January 1, 2018.  Results for reporting periods beginning after adoption are presented under Topic 606.  As allowed under the update, results for prior periods continue to be reported under the accounting standards in effect for those periods.  The adoption of this update did not have a material impact on the measurement, timing, or recognition of revenue.  Accordingly, no cumulative effect adjustment to opening retained earnings was deemed necessary.

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

FASB ASC 805 – In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.  The amendments in this update provide a more robust framework to use in determining when a set of assets and activities is a business.  Because the current definition of a business is interpreted broadly and can be difficult to apply, stakeholders indicated that analyzing transactions is inefficient and costly and that the definition does not permit the use of reasonable judgment.  The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable.  The amendments in this update became effective for annual periods and interim periods within those annual periods beginning after December 15, 2017.  Old National has completed its evaluation of adopting the new guidance on the consolidated financial statements and there is no impact.

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

Accounting Guidance Issued But Not Yet Adopted in 2018

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

Old National elected the optional transition method permitted by ASU No. 2018-11.  Under this method, an entity shall recognize and measure leases that exist at the application date and prior comparative periods are not adjusted.  In addition, Old National elected the package of practical expedients to leases that commenced before the effective date:

1.	An entity need not reassess whether any expired or existing contracts contain leases.
2.	An entity need not reassess the lease classification for any expired or existing leases.
3.	An entity need not reassess initial direct costs for any existing leases.

Old National also elected the practical expedient, which must be applied consistently to all leases, to use hindsight in determining the lease term and in assessing impairment of our right-of-use assets.  We also elected a practical expedient to not assess whether existing or expired land easements that were not previously accounted for as leases under Topic 840 contain a lease under this Topic.  Both of these practical expedients may be elected separately or in conjunction with each other or the package noted above.

Based on leases outstanding at December 31, 2018, the impact of adoption on January 1, 2019 was recording a lease liability of approximately $123 million, a right-of-use asset of approximately $119 million, and a cumulative-effect adjustment to retained earnings of approximately $6 million.

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

As previously disclosed, Old National formed a cross functional committee to oversee the adoption of the ASU at the effective date.  A working group was also formed and has developed a project plan focused on understanding the ASU, researching issues, identifying data needs for modeling inputs, technology requirements, modeling considerations, and ensuring overarching governance has been achieved for each objective and milestone.  The project plan is targeting data and model validation completion during the first half of 2019, with parallel processing of our existing allowance for loan losses model with the CECL for 2 – 3 quarters prior to implementation, depending on how model completion and validation occurs.  Currently, the working group has identified seven distinct loan portfolios for which a model has been or is in the process of being developed. For five of the seven loan portfolios, the data sets have been identified, populated, and internally validated.  During 2019, Old National is focused on the completion of its remaining models, refining assumptions, and continued review and challenge of its models.  Concurrent with this, Old National is also focused on researching and resolving interpretive accounting issues in the ASU, contemplating various related accounting policies, developing processes and related controls, and considering various reporting disclosures.

As of the beginning of the first reporting period in which the new standard is effective, Old National expects to recognize a one-time cumulative effect adjustment increasing the allowance for loan losses, since the ASU covers credit losses over the expected life of a loan as well as considering future changes in macroeconomic conditions.  The magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements cannot yet be reasonably estimated , however, we expect to identify a range in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019.

In December 2018, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL.  The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard.

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

FASB ASC 310 – In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.  This update amends the amortization period for certain purchased callable debt securities held at a premium.  FASB is shortening the amortization period for the premium to the earliest call date.  Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument.  Concerns were raised that current GAAP excludes certain callable debt securities from consideration of early repayment of principal even if the holder is certain that the call will be exercised.  As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings.  There is diversity in practice (1) in the amortization period for premiums of callable debt securities and (2) in how the potential for exercise of a call is factored into current impairment assessments.  The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018.  Old National completed the evaluation of adopting the new guidance on the consolidated financial statements and the impact was immaterial.

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

FASB ASC 958 – In June 2018, the FASB issued ASU No. 2018-08, Not-for-Profit Entities (Topic 958): Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made.  The amendments in this update clarify and improve the scope and accounting guidance around contributions of cash and other assets received and made by not-for-profit organizations and business enterprises.  The ASU clarifies and improves current guidance about whether a transfer of assets, or the reduction, settlement, or cancellation of liabilities, is a contribution or an exchange transaction.  It provides criteria for determining whether the resource provider is receiving commensurate value in return for the resources transferred which, depending on the outcome, determines whether the organization follows contribution guidance or exchange transaction guidance in the revenue recognition and other applicable standards.  It also provides a more robust framework for determining whether a contribution is conditional or unconditional, and for distinguishing a donor-imposed condition from a donor-imposed restriction.  This is important because such classification affects the timing of contribution revenue and expense recognition.  The new ASU does not apply to transfers of assets from governments to businesses.  The amendments in this update become effective for a public business entity for transactions in which the entity serves as a resource recipient to annual periods beginning after June 15, 2018, including interim periods within those annual periods. The amendments in this update become effective for a public business entity for transactions in which the entity serves as a resource provider to annual periods beginning after December 15, 2018, including interim periods within those annual periods.  Early adoption is permitted.  Old National completed the evaluation of adopting the new guidance on the consolidated financial statements and there is no impact.

In July 2018, the FASB issued an update (ASU No. 2018-09, Codification Improvements).  The amendments in this update affect a wide variety of topics in the Codification and are intended to clarify the Codification or correct the unintended application of guidance that is not expected to have a significant effect on current accounting practice.  The transition and effective date guidance is based on the facts and circumstances of each amendment.  Old National completed the evaluation of adopting the new guidance on the consolidated financial statements and there is no impact.

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

FASB ASC 815 – In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting.  In the United States, eligible benchmark interest rates under Topic 815 are interest rates on direct Treasury obligations of the U.S. government (“UST”), the London Interbank Offered Rate (“LIBOR”) swap rate, and the Overnight Index Swap (“OIS”) Rate based on the Fed Funds Effective Rate. When the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, in August 2017, it introduced the Securities Industry and Financial Markets Association (“SIFMA”) Municipal Swap Rate as the fourth permissible U.S. benchmark rate.

The new ASU adds the OIS rate based on SOFR as a U.S. benchmark interest rate to facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes.  The amendments in this update become effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Old National is currently evaluating the impact of adopting the new guidance on the consolidated financial statements and the financial statement impact immediately upon adoption is immaterial.  The future financial statement impact will depend on any new contracts entered into using new benchmark rates, as well as any existing contracts that get migrated from LIBOR to new benchmark interest rates.  The Company has formed a working group who is developing a transition plan for all exposed contracts migrating from LIBOR to SOFR.  Additionally, the working group is monitoring industry specific transition guidance around a LIBOR contract’s “fallback” language with the industry goal to minimize or eliminate value transfers resulting from the transition.

NOTE 2 – ACQUISITION AND DIVESTITURE ACTIVITY

Acquisitions

Anchor Bancorp, Inc.

Effective November 1, 2017, Old National completed the acquisition of St. Paul, Minnesota-based Anchor (MN) through a stock and cash merger. Anchor (MN) was a bank holding company with Anchor Bank (MN) as its wholly-owned subsidiary.  Founded in 1967 and with 17 total branches, Anchor Bank (MN) was one of the largest community banks headquartered in the Twin Cities, and also served Mankato, Minnesota.  Anchor Bank (MN) has no affiliation with the former AnchorBank (WI) in Madison, Wisconsin, which Old National acquired in 2016.  Old National achieved cost savings by integrating the two companies and combining accounting, data processing, retail and lending support, and other administrative functions, which enabled Old National to achieve economies of scale in these areas.

Pursuant to the merger agreement, each holder of Anchor (MN) common stock received $2.625 in cash and 1.350 shares of Old National Common Stock per share of Anchor (MN) common stock such holder owned.  The total fair value of consideration for Anchor (MN) was $332.8 million, consisting of $31.9 million of cash and the issuance of 16.5 million shares of Old National Common Stock valued at $300.8 million.  Through December 31, 2018, transaction and integration costs of $19.2 million associated with this acquisition have been expensed and remaining integration costs will be expensed in future periods as incurred.  We do not anticipate additional expenses related to this acquisition.

As of June 30, 2018, Old National finalized its valuation of all assets acquired and liabilities assumed, resulting in immaterial changes to acquisition accounting adjustments.  A summary of the fair values of the acquired assets, liabilities assumed, and resulting goodwill follows (in thousands):

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

Klein Financial, Inc.

Effective November 1, 2018, Old National completed the acquisition of Minnesota-based Klein through a 100% stock merger.  Klein was a bank holding company with KleinBank as its wholly-owned subsidiary.  Founded in 1907 and headquartered in Chaska, Minnesota with 18 full-service branches, KleinBank was the largest family-owned community bank serving the Twin Cities and its western communities.  Old National believes that it will be able to achieve cost savings by integrating the two companies and combining accounting, data processing, retail and lending support, and other administrative functions, which will enable Old National to achieve economies of scale in these areas.

Pursuant to the merger agreement, each holder of Klein common stock received 7.92 shares of Old National Common Stock per share of Klein common stock such holder owned.  The total fair value of consideration for Klein was $406.5 million, consisting of 22.8 million shares of Old National Common Stock valued at $406.5 million.  Through December 31, 2018, transaction and integration costs of $14.3 million associated with this acquisition have been expensed and remaining integration costs will be expensed in future periods as incurred.

The following table reflects management’s preliminary valuation of the assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$60,759
Investment securities	697,951
FHLB/Federal Reserve Bank stock	2,637
Loans held for sale	3,371
Loans	1,049,073
Premises and equipment	33,391
Accrued interest receivable	7,896
Company-owned life insurance	36,380
Net deferred tax assets	6,500
Other real estate owned	954
Other assets	10,299
Deposits	(1,713,086)
Securities sold under agreements to repurchase	(19,481)
Accrued expenses and other liabilities	(17,506)
Net tangible assets acquired	159,138
Definite-lived intangible assets acquired	39,017
Loan servicing rights	285
Goodwill	208,034
Total consideration	$406,474

Old National is in the process of finalizing Klein’s 2018 short-period tax return; thus, provisional measurements of goodwill, deferred income tax assets, and contingent consideration are subject to change during the measurement period.  In addition, certain loan, intangible assets, and premises and equipment measurements have not been finalized and are subject to change.  As Old National receives the information related to facts and circumstances that existed as of the acquisition date, we will finalize the provisional measurements recorded as of December 31, 2018.  Such adjustments will be included in the allocation in the reporting period in which the final amounts are determined, not to exceed one year from the acquisition date.

Goodwill related to this acquisition will not be deductible for tax purposes.

The estimated fair value of the core deposit intangible was $39.0 million and is being amortized over an estimated useful life of 12 years.

Acquired loan data for Klein can be found in the table below:

(in thousands)	Fair Value of Acquired Loans at Acquisition Date	Gross Contractual Amounts Receivable at Acquisition Date	Best Estimate at Acquisition Date of Contractual Cash Flows Not Expected to be Collected
Acquired receivables subject to ASC 310-30	$11,663	$18,568	$4,521
Acquired receivables not subject to ASC 310-30	$1,037,410	$1,252,954	$76,534

Summary of Unaudited Pro-Forma Information

The unaudited pro-forma information below for 2018 and 2017 gives effect to the Klein acquisition as if it had occurred on January 1, 2017.  The pro-forma financial information is not necessarily indicative of the results of operations if the acquisition had been effective as of this date.

(dollars in thousands)	2018	2017
Revenue (1)	$819,777	$708,422
Income before income taxes	$273,125	$183,494
(1)	Net interest income plus noninterest income.

Supplemental pro-forma earnings for 2018 were adjusted to exclude $14.3 million of acquisition-related costs incurred during 2018.  Supplemental pro-forma earnings for 2017 were adjusted to include these charges.

Divestitures

On October 26, 2018, Old National divested ten branches in Wisconsin to Marine Credit Union of La Crosse, Wisconsin.  At closing, the purchasers assumed $230.6 million in deposits and no loans. Old National recorded a net pre-tax gain of $14.0 million in the fourth quarter of 2018, which included a deposit premium of $15.0 million, goodwill allocation of $0.6 million, and $0.4 million of other transaction expenses.

Based on an ongoing assessment of our service and delivery network, Old National consolidated 5 branches during 2016, 29 in 2017, and an additional 10 branches in 2018.

NOTE 3 – INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at December 31 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
December 31, 2018
Available-for-Sale
U.S. Treasury	$5,332	$—	$(31)	$5,301
U.S. government-sponsored entities and agencies	639,458	35	(11,342)	628,151
Mortgage-backed securities - Agency	2,243,774	9,738	(44,217)	2,209,295
States and political subdivisions	932,757	11,113	(3,441)	940,429
Pooled trust preferred securities	13,861	—	(5,366)	8,495
Other securities	337,435	486	(6,176)	331,745
Total available-for-sale securities	$4,172,617	$21,372	$(70,573)	$4,123,416

Held-to-Maturity
U.S. government-sponsored entities and agencies	$73,986	$—	$(1,627)	$72,359
Mortgage-backed securities - Agency	127,120	39	(2,750)	124,409
States and political subdivisions	305,228	6,208	(2,101)	309,335
Total held-to-maturity securities	$506,334	$6,247	$(6,478)	$506,103

December 31, 2017
Available-for-Sale
U.S. Treasury	$5,473	$83	$(5)	$5,551
U.S. government-sponsored entities and agencies	675,643	3	(11,360)	664,286
Mortgage-backed securities - Agency	1,704,014	1,600	(37,932)	1,667,682
States and political subdivisions	529,835	5,085	(4,727)	530,193
Pooled trust preferred securities	16,605	—	(8,157)	8,448
Other securities	321,016	1,172	(2,141)	320,047
Total available-for-sale securities	$3,252,586	$7,943	$(64,322)	$3,196,207

Held-to-Maturity
Mortgage-backed securities - Agency	$6,903	$153	$—	$7,056
States and political subdivisions	677,160	43,495	(8)	720,647
Total held-to-maturity securities	$684,063	$43,648	$(8)	$727,703

As previously disclosed in Note 1, upon the early adoption of ASU No. 2017-12 on January 1, 2018, Old National reclassified $447.0 million in state and political subdivision securities from the held-to-maturity portfolio to the available-for-sale portfolio.  Separately, on January 1, 2018, U.S. government-sponsored entities and agencies, agency mortgage-backed securities, and state and political subdivision securities with a fair value of $324.0 million were transferred from the available-for-sale portfolio to the held-to-maturity portfolio.  The $10.8 million unrealized holding loss, net of tax, at the date of transfer shall continue to be reported as a separate component of shareholders’

equity and is being amortized over the remaining term of the securities as an adjustment to yield.  The corresponding discount on these securities will offset this adjustment to yield as it is amortized.

Proceeds from sales or calls of available-for-sale investment securities, the resulting realized gains and realized losses, and other securities gains or losses were as follows for the years ended December 31:

	Years Ended December 31,
(dollars in thousands)	2018	2017	2016

Proceeds from sales of available-for-sale securities	$139,364	$342,233	$243,312
Proceeds from calls of available-for-sale securities	32,437	88,233	635,624
Total	$171,801	$430,466	$878,936

Realized gains on sales of available-for-sale securities	$3,259	$8,710	$5,423
Realized gains on calls of available-for-sale securities	283	29	922
Realized losses on sales of available-for-sale securities	(1,469)	(263)	(450)
Realized losses on calls of available-for-sale securities	(63)	(8)	(147)
Other securities gains (losses) (1)	50	667	100
Net securities gains	$2,060	$9,135	$5,848
(1)	Other securities gains (losses) includes net realized and unrealized gains or losses associated with equity securities and mutual funds.

Investment securities pledged to secure public and other funds had a carrying value of $2.4 billion at December 31, 2018 and $1.8 billion at December 31, 2017.

Equity securities, which consist of mutual funds held in trusts associated with deferred compensation plans for former directors and executives, are recorded at fair value and totaled $5.6 million at December 31, 2018 and December 31, 2017.

At December 31, 2018, Old National had a concentration of investment securities issued by certain states and their political subdivisions with the following aggregate market values: $344.4 million by Indiana, which represented 12.8% of shareholders’ equity, and $176.0 million by Texas, which represented 6.5% of shareholders’ equity. Of the Indiana municipal bonds, 99% are rated “A” or better, and the remaining 1% generally represent non-rated local interest bonds where Old National has a market presence.  All of the Texas municipal bonds are rated “A” or better, and the majority of issues are backed by the “AAA” rated State of Texas Permanent School Fund Guarantee Program.

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

	At December 31, 2018
(dollars in thousands)			Weighted
	Amortized	Fair	Average
Maturity	Cost	Value	Yield
Available-for-Sale
Within one year	$101,077	$101,138	2.58%
One to five years	532,706	527,283	2.39
Five to ten years	483,510	482,231	3.22
Beyond ten years	3,055,324	3,012,764	2.94
Total	$4,172,617	$4,123,416	2.89%

Held-to-Maturity
Within one year	$30,188	$30,352	3.96%
One to five years	34,511	35,246	3.93
Five to ten years	72,442	74,199	4.44
Beyond ten years	369,193	366,306	3.58
Total	$506,334	$506,103	3.75%

The following table summarizes the available-for-sale investment securities with unrealized losses at December 31 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2018
Available-for-Sale
U.S. Treasury	$3,829	$(12)	$1,472	$(19)	$5,301	$(31)
U.S. government-sponsored entities and agencies	54,701	(594)	519,911	(10,748)	574,612	(11,342)
Mortgage-backed securities - Agency	82,289	(742)	1,172,984	(43,475)	1,255,273	(44,217)
States and political subdivisions	99,162	(1,340)	151,097	(2,101)	250,259	(3,441)
Pooled trust preferred securities	—	—	8,495	(5,366)	8,495	(5,366)
Other securities	94,607	(1,965)	143,842	(4,211)	238,449	(6,176)
Total available-for-sale	$334,588	$(4,653)	$1,997,801	$(65,920)	$2,332,389	$(70,573)

December 31, 2017
Available-for-Sale
U.S. Treasury	$1,480	$(5)	$—	$—	$1,480	$(5)
U.S. government-sponsored entities and agencies	201,773	(1,333)	408,493	(10,027)	610,266	(11,360)
Mortgage-backed securities - Agency	789,804	(8,692)	774,825	(29,240)	1,564,629	(37,932)
States and political subdivisions	196,024	(1,899)	90,637	(2,828)	286,661	(4,727)
Pooled trust preferred securities	—	—	8,448	(8,157)	8,448	(8,157)
Other securities	61,260	(429)	125,517	(1,712)	186,777	(2,141)
Total available-for-sale	$1,250,341	$(12,358)	$1,407,920	$(51,964)	$2,658,261	$(64,322)

The following table summarizes the held-to-maturity investment securities with unrecognized losses at December 31 by aggregated major security type and length of time in a continuous unrecognized loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2018
Held-to-Maturity
U.S. government-sponsored entities and agencies	$—	$—	$72,359	$(4,642)	$72,359	$(4,642)
Mortgage-backed securities - Agency	4,335	(24)	119,207	(8,006)	123,542	(8,030)
States and political subdivisions	24,533	(983)	70,022	(3,556)	94,555	(4,539)
Total held-to-maturity	$28,868	$(1,007)	$261,588	$(16,204)	$290,456	$(17,211)

December 31, 2017
Held-to-Maturity
States and political subdivisions	$2,309	$(8)	$—	$—	$2,309	$(8)
Total held-to-maturity	$2,309	$(8)	$—	$—	$2,309	$(8)

The unrecognized losses on held-to-maturity investment securities presented in the table above include unrecognized losses on securities that were transferred from available-for-sale to held-to-maturity totaling $10.7 million at December 31, 2018.  There were no unrecognized losses on securities that were transferred from available-for-sale to held-to-maturity at December 31, 2017.

Management evaluates debt securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  Management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery.  The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

We did not record OTTI in 2018, 2017, or 2016.

As of December 31, 2018, Old National’s securities portfolio consisted of 2,100 securities, 791 of which were in an unrealized loss position.  The unrealized losses attributable to our U.S. Treasury, U.S. government-sponsored entities and agencies, agency mortgage-backed securities, states and political subdivisions, and other securities are the result of fluctuations in interest rates.  Our pooled trust preferred securities are discussed below.  At December 31, 2018, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell any securities.

Pooled Trust Preferred Securities

At December 31, 2018, our securities portfolio contained two pooled trust preferred securities with a fair value of $8.5 million and unrealized losses of $5.4 million.  These securities are not subject to FASB ASC 325-10 and are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows.  For the years ended December 31, 2018 and 2017, our analysis indicated no OTTI on these securities.

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

Trust preferred securities								Actual	Expected	Excess
December 31, 2018								Deferrals	Defaults as	Subordination
(dollars in thousands)							# of Issuers	and Defaults	a % of	as a % of
		Lowest			Unrealized	Realized	Currently	as a % of	Remaining	Current
		Credit	Amortized	Fair	Gain/	Losses	Performing/	Original	Performing	Performing
	Class	Rating (1)	Cost	Value	(Loss)	2018	Remaining	Collateral	Collateral	Collateral
Pooled trust preferred securities:
Pretsl XXVII LTD	B	B	4,349	2,404	(1,945)	$—	33/43	17.3%	10.7%	38.8%
Trapeza Ser 13A	A2A	BBB	9,512	6,091	(3,421)	—	44/49	4.5%	7.2%	56.1%
			13,861	8,495	(5,366)	—
Single Issuer trust preferred securities:
JP Morgan Chase Cap XIII		BBB-	4,788	4,500	(288)	—
			4,788	4,500	(288)	—

Total			$18,649	$12,995	$(5,654)	$—

(1)Lowest rating for the security provided by any nationally recognized credit rating agency.

NOTE 4 – LOANS HELD FOR SALE

Mortgage loans held for immediate sale in the secondary market were $14.9 million at December 31, 2018, compared to $17.9 million at December 31, 2017.  Residential loans that Old National has originated with the intent to sell are recorded at fair value in accordance with FASB ASC 825-10, Financial Instruments.  Conventional mortgage production is sold on a servicing retained basis.  Certain loans, such as government guaranteed mortgage loans are sold on servicing released basis.

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

The composition of loans at December 31 by lending classification was as follows:

	December 31,
(dollars in thousands)	2018	2017
Commercial (1)	$3,232,970	$2,717,269
Commercial real estate:
Construction	504,625	374,306
Other	4,454,226	3,980,246
Residential real estate	2,248,404	2,167,053
Consumer credit:
Home equity	589,322	507,507
Auto	1,059,633	1,148,672
Other	154,712	223,068
Total loans	12,243,892	11,118,121
Allowance for loan losses	(55,461)	(50,381)
Net loans	$12,188,431	$11,067,740
(1)	Includes direct finance leases of $60.0 million at December 31, 2018 and $29.5 million at December 31, 2017.

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

The acquisition of Klein on November 1, 2018 added $559.5 million of commercial real estate loans to our portfolio.  At 198%, Old National Bank’s commercial real estate loans as a percentage of its risk-based capital remained well below the regulatory guideline limit of 300% at December 31, 2018.

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

Activity in related party loans during 2018 is presented in the following table:

Year Ended
(dollars in thousands)	December 31, 2018
Balance at beginning of period	$9,481
New loans	9,152
Repayments	(8,721)
Officer and director changes	(602)
Balance at end of period	$9,310

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

Old National’s activity in the allowance for loan losses for the years ended December 31, 2018, 2017, and 2016 was as follows:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Residential	Consumer	Total
2018
Allowance for loan losses:
Balance at beginning of period	$19,246	$21,436	$1,763	$7,936	$50,381
Charge-offs	(3,087)	(879)	(1,100)	(7,903)	(12,969)
Recoveries	1,519	2,740	2,118	4,706	11,083
Provision	4,064	173	(504)	3,233	6,966
Balance at end of period	$21,742	$23,470	$2,277	$7,972	$55,461

2017
Allowance for loan losses:
Balance at beginning of period	$21,481	$18,173	$1,643	$8,511	$49,808
Charge-offs	(1,108)	(3,700)	(985)	(6,924)	(12,717)
Recoveries	2,281	3,777	255	3,927	10,240
Provision	(3,408)	3,186	850	2,422	3,050
Balance at end of period	$19,246	$21,436	$1,763	$7,936	$50,381

2016
Allowance for loan losses:
Balance at beginning of period	$26,347	$15,993	$2,051	$7,842	$52,233
Charge-offs	(5,047)	(2,632)	(800)	(6,131)	(14,610)
Recoveries	3,102	4,763	174	3,186	11,225
Provision	(2,921)	49	218	3,614	960
Balance at end of period	$21,481	$18,173	$1,643	$8,511	$49,808

The following table provides Old National’s recorded investment in loans by portfolio segment at December 31, 2018 and 2017 and other information regarding the allowance:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Residential	Consumer	Total
December 31, 2018
Allowance for loan losses:
Individually evaluated for impairment	$6,035	$8,306	$—	$—	$14,341
Collectively evaluated for impairment	15,700	14,845	2,276	7,821	40,642
Loans acquired with deteriorated credit quality	7	319	1	151	478
Total allowance for loan losses	$21,742	$23,470	$2,277	$7,972	$55,461
Loans and leases outstanding:
Individually evaluated for impairment	$35,410	$83,104	$—	$—	$118,514
Collectively evaluated for impairment	3,191,367	4,850,356	2,239,147	1,800,115	12,080,985
Loans acquired with deteriorated credit quality	6,193	25,391	9,257	3,552	44,393
Total loans and leases outstanding	$3,232,970	$4,958,851	$2,248,404	$1,803,667	$12,243,892

December 31, 2017
Allowance for loan losses:
Individually evaluated for impairment	$3,424	$6,654	$—	$—	$10,078
Collectively evaluated for impairment	15,790	14,782	1,763	7,802	40,137
Loans acquired with deteriorated credit quality	32	—	—	134	166
Total allowance for loan losses	$19,246	$21,436	$1,763	$7,936	$50,381
Loans and leases outstanding:
Individually evaluated for impairment	$26,270	$66,061	$—	$—	$92,331
Collectively evaluated for impairment	2,685,847	4,266,665	2,155,750	1,874,002	10,982,264
Loans acquired with deteriorated credit quality	5,152	21,826	11,303	5,245	43,526
Total loans and leases outstanding	$2,717,269	$4,354,552	$2,167,053	$1,879,247	$11,118,121

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

Pass rated loans are those loans that are other than criticized, classified – substandard, classified – nonaccrual, or classified – doubtful.

The risk category of commercial and commercial real estate loans by class of loans at December 31, 2018 and 2017 was as follows:

(dollars in thousands)			Commercial		Commercial
Corporate Credit Exposure			Real Estate -		Real Estate -
Credit Risk Profile by	Commercial		Construction		Other
Internally Assigned Grade	2018	2017	2018	2017	2018	2017
Grade:
Pass	$3,029,130	$2,577,824	$460,158	$357,438	$4,167,902	$3,762,896
Criticized	98,798	74,876	29,368	14,758	110,586	98,451
Classified - substandard	66,394	37,367	1,275	—	102,961	58,584
Classified - nonaccrual	29,003	24,798	13,824	2,110	37,441	30,108
Classified - doubtful	9,645	2,404	—	—	35,336	30,207
Total	$3,232,970	$2,717,269	$504,625	$374,306	$4,454,226	$3,980,246

Old National considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential and consumer loan classes, Old National also evaluates credit quality based on the aging status of the loan and by payment activity.  The following table presents the recorded investment in residential and consumer loans based on payment activity at December 31, 2018 and 2017:

(dollars in thousands)		Consumer
		Home
	Residential	Equity	Auto	Other
December 31, 2018
Performing	$2,223,450	$586,235	$1,057,038	$153,113
Nonperforming	24,954	3,087	2,595	1,599
Total	$2,248,404	$589,322	$1,059,633	$154,712

December 31, 2017
Performing	$2,144,882	$502,322	$1,145,977	$217,819
Nonperforming	22,171	5,185	2,695	5,249
Total	$2,167,053	$507,507	$1,148,672	$223,068

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

The following table shows Old National’s impaired loans at December 31, 2018 and 2017, respectively.  Only purchased loans that have experienced subsequent impairment since the date acquired (excluding loans acquired with deteriorated credit quality) are included in the table below.

		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
December 31, 2018
With no related allowance recorded:
Commercial	$22,031	$22,292	$—
Commercial Real Estate - Other	41,126	41,914	—
Residential	2,276	2,296	—
Consumer	362	535	—
With an allowance recorded:
Commercial	13,379	13,432	6,035
Commercial Real Estate - Construction	13,824	13,824	1,830
Commercial Real Estate - Other	28,154	28,154	6,476
Residential	889	889	44
Consumer	2,013	2,013	101
Total	$124,054	$125,349	$14,486

December 31, 2017
With no related allowance recorded:
Commercial	$20,557	$21,483	$—
Commercial Real Estate - Other	38,678	44,564	—
Residential	2,443	2,464	—
Consumer	1,685	2,105	—
With an allowance recorded:
Commercial	5,713	5,713	3,424
Commercial Real Estate - Construction	905	1,371	401
Commercial Real Estate - Other	26,478	26,902	6,253
Residential	870	870	44
Consumer	2,211	2,228	110
Total	$99,540	$107,700	$10,232

The average balance of impaired loans for the years ended December 31, 2018, 2017, and 2016 are included in the table below.

	Years Ended December 31,
(dollars in thousands)	2018	2017	2016
Average Recorded Investment
With no related allowance recorded:
Commercial	$21,295	$24,780	$34,708
Commercial Real Estate - Other	39,902	34,632	28,793
Residential	2,305	2,415	1,355
Consumer	832	1,761	855
With an allowance recorded:
Commercial	9,546	7,002	16,669
Commercial Real Estate - Construction	7,365	453	352
Commercial Real Estate - Other	27,317	26,562	20,465
Residential	840	1,012	1,074
Consumer	1,957	2,155	2,367
Total	$111,359	$100,772	$106,638

Old National does not record interest on nonaccrual loans until principal is recovered.  Interest income recognized on impaired loans during 2018, 2017, and 2016 was immaterial.

For all loan classes, a loan is generally placed on nonaccrual status when principal or interest becomes 90 days past due unless it is well secured and in the process of collection, or earlier when concern exists as to the ultimate collectibility of principal or interest.  Interest accrued during the current year on such loans is reversed against interest income.  Interest accrued in the prior year, if any, is charged to the allowance for loan losses.  Cash interest received on these loans is applied to the principal balance until the principal is recovered or until the loan returns to accrual status.  Loans may be returned to accrual status when all the principal and interest amounts contractually due are brought current, remain current for a prescribed period, and future payments are reasonably assured.

Loans accounted for under FASB ASC Topic 310-30 accrue interest, even though they may be contractually past due, as any nonpayment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period loan loss provision or prospective yield adjustments.

Old National’s past due loans as of December 31 were as follows:

			Past Due
			90 Days or
	30-59 Days	60-89 Days	More and		Total
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual (1)	Past Due	Current
December 31, 2018
Commercial	$3,627	$279	$52	$38,648	$42,606	$3,190,364
Commercial Real Estate:
Construction	—	—	—	13,824	13,824	490,801
Other	1,633	500	40	72,777	74,950	4,379,276
Residential	25,947	3,437	258	24,954	54,596	2,193,808
Consumer:
Home equity	1,434	960	456	3,087	5,937	583,385
Auto	7,091	1,903	377	2,595	11,966	1,047,667
Other	711	210	170	1,599	2,690	152,022
Total	$40,443	$7,289	$1,353	$157,484	$206,569	$12,037,323

December 31, 2017
Commercial	$986	$360	$144	$27,202	$28,692	$2,688,577
Commercial Real Estate:
Construction	—	—	—	2,110	2,110	372,196
Other	2,247	89	—	60,315	62,651	3,917,595
Residential	18,948	3,416	—	22,171	44,535	2,122,518
Consumer:
Home equity	1,467	230	68	5,185	6,950	500,557
Auto	6,487	1,402	532	2,695	11,116	1,137,556
Other	3,967	1,514	150	5,249	10,880	212,188
Total	$34,102	$7,011	$894	$124,927	$166,934	$10,951,187
(1)

Includes purchased credit impaired loans of $20.5 million at December 31, 2018 and $12.6 million at December 31, 2017 that are categorized as nonaccrual for credit analysis purposes because the collection of principal or interest is doubtful.  However, these loans are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

Loan Participations

Old National has loan participations, which qualify as participating interests, with other financial institutions.  At December 31, 2018, these loans totaled $924.8 million, of which $461.7 million had been sold to other financial institutions and $463.1 million was retained by Old National.  The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.

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

When a residential or consumer loan is identified as a TDR, the loan is typically written down to its collateral value less selling costs.

The following table presents activity in TDRs for the years ended December 31, 2018, 2017, and 2016:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Residential	Consumer	Total
2018
Balance at beginning of period	$12,088	$34,705	$3,315	$3,895	$54,003
(Charge-offs)/recoveries	(169)	561	23	16	431
(Payments)/disbursements	(5,188)	(8,808)	(450)	(1,969)	(16,415)
Additions	3,544	1,213	502	432	5,691
Balance at end of period	$10,275	$27,671	$3,390	$2,374	$43,710

2017
Balance at beginning of period	$16,802	$18,327	$2,985	$2,602	$40,716
(Charge-offs)/recoveries	417	381	—	(294)	504
(Payments)/disbursements	(18,519)	(11,752)	(608)	(981)	(31,860)
Additions	13,388	27,749	938	2,568	44,643
Balance at end of period	$12,088	$34,705	$3,315	$3,895	$54,003

2016
Balance at beginning of period	$23,354	$14,602	$2,693	$3,602	$44,251
(Charge-offs)/recoveries	(1,982)	953	42	(6)	(993)
(Payments)/disbursements	(19,566)	(8,358)	(511)	(1,379)	(29,814)
Additions	14,996	11,130	761	385	27,272
Balance at end of period	$16,802	$18,327	$2,985	$2,602	$40,716

Approximately $26.3 million of the TDRs at December 31, 2018 were included with nonaccrual loans, compared to $34.0 million at December 31, 2017.  Old National has allocated specific reserves to customers whose loan terms have been modified in TDRs totaling $3.0 million at December 31, 2018 and $5.7 million at December 31, 2017.  As of December 31, 2018, Old National had committed to lend an additional $4.4 million to customers with outstanding loans that are classified as TDRs.

The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the years ended December 31, 2018, 2017, and 2016 are the same except for when the loan modifications involve the forgiveness of principal. The following table presents loans by class modified as TDRs that occurred during the years ended December 31, 2018, 2017, and 2016:

		Pre-modification	Post-modification
	Number	Outstanding Recorded	Outstanding Recorded
(dollars in thousands)	of Loans	Investment	Investment
2018
Troubled Debt Restructuring:
Commercial	6	$3,544	$3,544
Commercial Real Estate - Other	2	1,213	1,213
Residential	1	502	502
Consumer	1	432	432
Total	10	$5,691	$5,691

2017
Troubled Debt Restructuring:
Commercial	11	$13,388	$13,388
Commercial Real Estate - Other	12	27,749	27,749
Residential	6	938	938
Consumer	7	2,568	2,568
Total	36	$44,643	$44,643

2016
Troubled Debt Restructuring:
Commercial	20	$14,996	$14,996
Commercial Real Estate - Other	10	11,130	11,130
Residential	6	761	761
Consumer	8	385	385
Total	44	$27,272	$27,272

The TDRs that occurred during 2018 did not have a material impact on the allowance for loan losses and resulted in no charge-offs during 2018.  The TDRs that occurred during 2017 increased the allowance for loan losses by $2.7 million and resulted in $0.2 million of charge-offs during 2017.  The TDRs that occurred during 2016 decreased the allowance for loan losses by $2.3 million due to a change in collateral position on a large commercial loan and resulted in $0.8 million of charge-offs during 2016.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

TDRs for which there was a payment default within twelve months following the modification during the year were insignificant in 2018, 2017, and 2016.

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

PCI loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition.  If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually.  If the PCI loan is being accounted for as part of a pool, it will not be removed from the pool.  As of December 31, 2018, it has not been necessary to remove any loans from PCI accounting.

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

Old National has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  For these loans that meet the criteria of ASC 310-30 treatment, the carrying amount was as follows:

	December 31,
(dollars in thousands)	2018	2017
Commercial	$6,193	$5,152
Commercial real estate	25,391	21,826
Residential	9,257	11,303
Consumer	3,552	5,245
Carrying amount	44,393	43,526
Allowance for loan losses	(478)	(166)
Carrying amount, net of allowance	$43,915	$43,360

The outstanding balance of loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties, was $246.9 million at December 31, 2018 and $235.9 million at December 31, 2017.

The accretable difference on PCI loans is the difference between the expected cash flows and the net present value of expected cash flows with such difference accreted into earnings using the effective yield method over the term of the loans.  Accretion recorded as loan interest income totaled $12.3 million during 2018 and $15.2 million during 2017.  Improvement in cash flow expectations has resulted in a reclassification from nonaccretable difference to accretable yield as shown in the table below.

Accretable yield of PCI loans, or income expected to be collected, was as follows:

	Years Ended December 31,
(dollars in thousands)	2018	2017	2016
Balance at beginning of period	$27,835	$33,603	$45,310
New loans purchased	2,384	1,556	3,217
Accretion of income	(12,252)	(15,217)	(23,447)
Reclassifications from (to) nonaccretable difference	6,133	7,614	10,589
Disposals/other adjustments	951	279	(2,066)
Balance at end of period	$25,051	$27,835	$33,603

Included in Old National’s allowance for loan losses is $0.5 million related to the purchased loans disclosed above at December 31, 2018, compared to $0.2 million at December 31, 2017.

PCI loans purchased during 2018 and 2017 for which it was probable at acquisition that all contractually required payments would not be collected were as follows:

(dollars in thousands)	Anchor (MN) (1)	Klein (2)
Contractually required payments	$16,898	$18,568
Nonaccretable difference	(4,787)	(4,521)
Cash flows expected to be collected at acquisition	12,111	14,047
Accretable yield	(1,556)	(2,384)
Fair value of acquired loans at acquisition	$10,555	$11,663
(1)	Old National acquired Anchor (MN) effective November 1, 2017.
(2)	Old National acquired Klein effective November 1, 2018.

Income would not be recognized on certain purchased loans if Old National could not reasonably estimate cash flows to be collected.  Old National had no purchased loans for which it could not reasonably estimate cash flows to be collected.

NOTE 6 – OTHER REAL ESTATE OWNED

The following table presents activity in other real estate owned for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
(dollars in thousands)	2018	2017
Balance at beginning of period	$8,810	$18,546
Additions (1)	2,025	4,016
Sales	(6,689)	(11,160)
Impairment	(914)	(2,592)
Balance at end of period (2)	$3,232	$8,810
(1)

Additions in 2018 include other real estate owned of $1.0 million acquired from Klein in November 2018.  Additions in 2017 include other real estate owned of $1.1 million acquired from Anchor (MN) in November 2017.

(2)	Includes repossessed personal property of $0.3 million at December 31, 2018 and 2017.

Foreclosed residential real estate property included in the table above totaled $1.3 million at December 31, 2018 and $1.6 million at December 31, 2017.  Consumer mortgage loans collateralized by residential real property that were in the process of foreclosure totaled $4.9 million at December 31, 2018 and $5.2 million at December 31, 2017.

NOTE 7 – PREMISES AND EQUIPMENT

The composition of premises and equipment was as follows at December 31:

	December 31,
(dollars in thousands)	2018	2017
Land	$79,231	$73,046
Buildings	365,102	343,833
Furniture, fixtures, and equipment	107,862	94,254
Leasehold improvements	42,288	38,918
Total	594,483	550,051
Accumulated depreciation	(108,571)	(91,977)
Premises and equipment, net	$485,912	$458,074

The increase in premises and equipment at December 31, 2018 was primarily due to $33.4 million of assets attributable to the Klein acquisition.

Depreciation expense was $23.8 million in 2018, $22.2 million in 2017, and $16.6 million in 2016.

Operating Leases

Old National rents certain premises and equipment under operating leases, which expire at various dates.  Many of these leases require the payment of property taxes, insurance premiums, maintenance, and other costs.  In some cases, rentals are subject to increase in relation to a cost-of-living index.  The leases have original terms ranging from one year and five months to twenty-five years, and Old National has the right, at its option, to extend the terms of certain leases for five additional successive terms of five years.  Old National does not have any material sub-lease agreements.  See Note 1 to the consolidated financial statements for details regarding new guidance in Topic 842 that will affect the accounting for these leases effective January 1, 2019.

Rent expense was $17.9 million in 2018, $15.8 million in 2017, and $25.4 million in 2016. The following is a summary of future minimum lease commitments as of December 31, 2018:

(dollars in thousands)
2019	$19,480
2020	18,416
2021	17,400
2022	15,169
2023	9,697
Thereafter	65,612
Total	$145,774

Old National purchased 23 properties during 2016 that it had previously leased, 20 of which had deferred gains that were accelerated when the associated leases were terminated.  These gains were partially offset by the recognition of deferred rent expense, cease-use liabilities, and other expense, resulting in a net gain of $12.0 million.

Old National had deferred gains remaining associated with prior sale leaseback transactions totaling $6.5 million at December 31, 2018 and $8.2 million at December 31, 2017. The deferred gains were eliminated as a cumulative-effect adjustment upon adoption of the new accounting guidance in Topic 842 effective January 1, 2019.  See Note 1 to the consolidated financial statements for details regarding new accounting guidance in Topic 842.

Capital Leases

Old National leases two branch buildings and certain equipment under capital leases.  See Note 14 to the consolidated financial statements for detail regarding these leases.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
(dollars in thousands)	2018	2017
Balance at beginning of period	$828,051	$655,018
Acquisitions	208,787	173,033
Divestitures	(580)	—
Balance at end of period	$1,036,258	$828,051

Goodwill is reviewed annually for impairment.  No events or circumstances since the August 31, 2018 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.

During 2018, Old National recorded $208.0 million of goodwill associated with the acquisition of Klein and increased goodwill associated with the acquisition of Anchor (MN) by $0.8 million.  Also during 2018, Old National eliminated $0.6 million of goodwill associated with the sale of branches to Marine Credit Union.  See Note 2 to the consolidated financial statements for detail regarding changes in goodwill recorded in 2017 associated with acquisitions and divestitures.

The gross carrying amounts and accumulated amortization of other intangible assets at December 31, 2018 and 2017 were as follows:

	Gross	Accumulated	Net
	Carrying	Amortization	Carrying
(dollars in thousands)	Amount	and Impairment	Amount
December 31, 2018
Core deposit	$129,100	$(57,524)	$71,576
Customer trust relationships	16,547	(11,107)	5,440
Total intangible assets	$145,647	$(68,631)	$77,016

December 31, 2017
Core deposit	$108,923	$(62,874)	$46,049
Customer trust relationships	16,547	(9,533)	7,014
Customer loan relationships	4,413	(4,380)	33
Total intangible assets	$129,883	$(76,787)	$53,096

Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years.  During 2018, Old National increased core deposit intangibles by $39.0 million related to the Klein acquisition.

Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.  No impairment charges were recorded in 2018, 2017, or 2016.  Total amortization expense associated with intangible assets was $14.4 million in 2018, $11.8 million in 2017, and $12.5 million in 2016.

Estimated amortization expense for future years is as follows:

(dollars in thousands)
2019	$16,929
2020	14,091
2021	11,336
2022	9,014
2023	7,053
Thereafter	18,593
Total	$77,016

NOTE 9 – LOAN SERVICING RIGHTS

At December 31, 2018, loan servicing rights derived from loans sold with servicing retained totaled $24.5 million, compared to $24.7 million at December 31, 2017.  Loans serviced for others are not reported as assets.  The principal balance of loans serviced for others was $3.306 billion at December 31, 2018, compared to $3.321 billion at December 31, 2017.  Approximately 99.7% of the loans serviced for others at December 31, 2018 were residential mortgage loans.  Custodial escrow balances maintained in connection with serviced loans were $10.7 million at December 31, 2018 and $8.9 million at December 31, 2017.

The following table summarizes the activity related to loan servicing rights and the related valuation allowance in 2018 and 2017:

	Years Ended December 31,
(dollars in thousands)	2018	2017
Balance at beginning of period	$24,690	$25,629
Additions (1)	4,264	4,206
Amortization	(4,442)	(5,145)
Balance before valuation allowance at end of period	24,512	24,690
Valuation allowance:
Balance at beginning of period	(29)	(68)
(Additions)/recoveries	14	39
Balance at end of period	(15)	(29)
Loan servicing rights, net	$24,497	$24,661
(1)	Additions in 2018 include loan servicing rights of $0.3 million acquired from Klein in November 2018.

At December 31, 2018, the fair value of servicing rights was $27.4 million, which was determined using a discount rate of 12% and a weighted average prepayment speed of 119% PSA.  At December 31, 2017, the fair value of servicing rights was $25.8 million, which was determined using a discount rate of 13% and a weighted average prepayment speed of 140% PSA.

NOTE 10 – QUALIFIED AFFORDABLE HOUSING PROJECTS AND OTHER TAX CREDIT INVESTMENTS

Old National is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. As of December 31, 2018, Old National expects to recover its remaining investments through the use of the tax credits that are generated by the investments.

The following table summarizes Old National’s investments in qualified affordable housing projects and other tax credit investments at December 31, 2018 and 2017:

(dollars in thousands)		December 31, 2018		December 31, 2017
			Unfunded		Unfunded
Investment	Accounting Method	Investment	Commitment (1)	Investment	Commitment
LIHTC	Proportional amortization	$28,396	$2,238	$31,183	$15,553
FHTC	Equity	16,815	17,945	10,645	12,040
CReED	Equity	17	538	704	1,502
Renewable Energy	Equity	9,176	17,827	22,364	19,771
Total		$54,404	$38,548	$64,896	$48,866
(1)	All commitments will be paid by Old National by 2027.

The following table summarizes the amortization expense and tax benefit recognized for Old National’s qualified affordable housing projects and other tax credit investments during 2018, 2017, and 2016:

		Tax Expense
	Amortization	(Benefit)
(dollars in thousands)	Expense (1)	Recognized (2)
Year Ended December 31, 2018
LIHTC	$2,585	$(3,349)
FHTC	9,206	(10,775)
CReED (3)	687	(687)
Renewable Energy	13,055	(14,566)
Total	$25,533	$(29,377)

Year Ended December 31, 2017
LIHTC	$1,922	$(2,666)
FHTC	10,441	(11,348)
CReED (3)	800	(1,074)
Renewable Energy	492	(613)
Total	$13,655	$(15,701)

Year Ended December 31, 2016
LIHTC	$804	$(1,125)
FHTC	—	—
CReED (3)	—	—
Total	$804	$(1,125)
(1)

The amortization expense for the LIHTC investments are included in our income tax expense. The amortization expense for the FHTC, CReED, and Renewable Energy tax credits are included in noninterest expense.

(2)

All of the tax benefits recognized are included in our income tax expense.  The tax benefit recognized for the FHTC, CReED, and Renewable Energy investments primarily reflects the tax credits generated from the investments and excludes the net tax expense/benefit of the investments’ income (loss).

(3)	The CReED tax credit investment qualifies for an Indiana state tax credit.

NOTE 11 – DEPOSITS

The aggregate amount of time deposits in denominations of $250,000 or more was $612.7 million at December 31, 2018 and $422.3 million at December 31, 2017.  At December 31, 2018, the scheduled maturities of total time deposits were as follows:

(dollars in thousands)
Due in 2019	$1,505,694
Due in 2020	277,142
Due in 2021	109,890
Due in 2022	52,697
Due in 2023	54,637
Thereafter	24,196
Total	$2,024,256

NOTE 12 – SECURITES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured borrowings.  Old National pledges investment securities to secure these borrowings.  The following table presents securities sold under agreements to repurchase and related weighted-average interest rates for each of the years ended December 31:

(dollars in thousands)	2018	2017
Outstanding at year-end	$362,294	$384,810
Average amount outstanding	344,964	336,539
Maximum amount outstanding at any month-end	364,001	402,543
Weighted-average interest rate:
During year	0.57%	0.38%
End of year	0.75	0.49

The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At December 31, 2018
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to		Greater Than
(dollars in thousands)	Continuous	30 Days	30-90 Days	90 days	Total
Repurchase Agreements:
U.S. Treasury and agency securities	$362,294	$—	$—	$—	$362,294
Total	$362,294	$—	$—	$—	$362,294

The fair value of securities pledged to secure repurchase agreements may decline.  Old National has pledged securities valued at 122% of the gross outstanding balance of repurchase agreements at December 31, 2018 to manage this risk.

NOTE 13 – FEDERAL HOME LOAN BANK ADVANCES

The following table summarizes Old National Bank’s FHLB advances at December 31:

	December 31,
(dollars in thousands)	2018	2017
FHLB advances (fixed rates 1.50% to 6.08% and variable rates 2.51% to 2.75%) maturing January 2019 to October 2028	$1,603,643	$1,610,531
ASC 815 fair value hedge and other basis adjustments	9,838	(952)
Total other borrowings	$1,613,481	$1,609,579

FHLB advances had weighted-average rates of 2.56% at December 31, 2018 and 1.55% at December 31, 2017.  These borrowings are collateralized by investment securities and residential real estate loans up to 140% of outstanding debt.

Contractual maturities of FHLB advances at December 31, 2018 were as follows:

(dollars in thousands)
Due in 2019	$326,474
Due in 2020	100,000
Due in 2021	20,000
Due in 2022	57,000
Due in 2023	169
Thereafter	1,100,000
ASC 815 fair value hedge and other basis adjustments	9,838
Total	$1,613,481

NOTE 14 – OTHER BORROWINGS

The following table summarizes Old National’s other borrowings at December 31:

	December 31,
(dollars in thousands)	2018	2017
Old National Bancorp:
Senior unsecured notes (fixed rate 4.125%) maturing August 2024	$175,000	$175,000
Unamortized debt issuance costs related to senior unsecured bank notes	(870)	(1,026)
Junior subordinated debentures (variable rates of 4.01% to 6.39%) maturing April 2032 to June 2037	60,310	60,310
Other basis adjustments	(3,046)	(3,585)
Old National Bank:
Capital lease obligations	5,262	5,389
Subordinated debentures (fixed rate 5.75%)	12,000	12,000
Other	(773)	694
Total other borrowings	$247,883	$248,782

Contractual maturities of other borrowings at December 31, 2018 were as follows:

(dollars in thousands)
Due in 2019	$137
Due in 2020	147
Due in 2021	160
Due in 2022	172
Due in 2023	196
Thereafter	250,382
Unamortized debt issuance costs and other basis adjustments	(3,311)
Total	$247,883

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

The following table summarizes the terms of our outstanding junior subordinated debentures as of December 31, 2018:

(dollars in thousands)				Rate at
		Issuance		December 31,
Name of Trust	Issuance Date	Amount	Rate	2018	Maturity Date
VFSC Capital Trust I	April 2002	$3,093	6-month LIBOR plus 3.70%	6.39%	April 22, 2032
VFSC Capital Trust II	October 2002	4,124	3-month LIBOR plus 3.45%	6.09%	November 7, 2032
VFSC Capital Trust III	April 2004	3,093	3-month LIBOR plus 2.80%	5.57%	September 8, 2034
St. Joseph Capital Trust II	March 2005	5,000	3-month LIBOR plus 1.75%	4.54%	March 17, 2035
Anchor Capital Trust III	August 2005	5,000	3-month LIBOR plus 1.55%	4.35%	September 30, 2035
Tower Capital Trust 2	December 2005	8,000	3-month LIBOR plus 1.34%	4.14%	December 30, 2035
Home Federal Statutory Trust I	September 2006	15,000	3-month LIBOR plus 1.65%	4.44%	September 15, 2036
Monroe Bancorp Capital Trust I	July 2006	3,000	3-month LIBOR plus 1.60%	4.01%	October 7, 2036
Tower Capital Trust 3	December 2006	9,000	3-month LIBOR plus 1.69%	4.43%	March 1, 2037
Monroe Bancorp Statutory Trust II	March 2007	5,000	3-month LIBOR plus 1.60%	4.39%	June 15, 2037
Total		$60,310

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

At December 31, 2018, the future minimum lease payments under the capital lease arrangements were as follows:

(dollars in thousands)
2019	$589
2020	589
2021	589
2022	589
2023	599
Thereafter	8,676
Total minimum lease payments	11,631
Less amounts representing interest	(6,369)
Present value of net minimum lease payments	$5,262

See Note 1 to the consolidated financial statements for details regarding new guidance in Topic 842 that will affect the accounting for these leases effective January 1, 2019.

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes within each classification of AOCI, net of tax, for the years ended December 31, 2018, 2017, and 2016:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sale Debt Securities	Unrealized Gains and Losses on Held-to- Maturity Securities	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Total
2018
Balance at beginning of period	$(35,557)	$(12,107)	$(2,337)	$(271)	$(50,272)
Other comprehensive income (loss) before reclassifications	7,454	4,514	3,884	—	15,852
Amounts reclassified from AOCI to income (1)	(1,662)	1,678	113	144	273
Amount reclassified from AOCI to retained earnings for cumulative effect of change in accounting principle (2)	—	—	(52)	—	(52)
Amounts reclassified from AOCI to retained earnings related to the Tax Cuts and Jobs Act of 2017 (3)	(7,583)	(2,600)	(509)	(59)	(10,751)
Balance at end of period	$(37,348)	$(8,515)	$1,099	$(186)	$(44,950)

2017
Balance at beginning of period	$(39,012)	$(13,310)	$(6,715)	$(335)	$(59,372)
Other comprehensive income (loss) before reclassifications	9,615	—	575	—	10,190
Amounts reclassified from AOCI (1)	(6,160)	1,203	3,803	64	(1,090)
Balance at end of period	$(35,557)	$(12,107)	$(2,337)	$(271)	$(50,272)

2016
Balance at beginning of period	$(3,806)	$(14,480)	$(9,276)	$(7,235)	$(34,797)
Other comprehensive income (loss) before reclassifications	(31,513)	—	(1,440)	—	(32,953)
Amounts reclassified from AOCI (1)	(3,693)	1,170	4,001	6,900	8,378
Balance at end of period	$(39,012)	$(13,310)	$(6,715)	$(335)	$(59,372)
(1)	See table below for details about reclassifications.
(2)	See Note 1 for details about reclassification from AOCI to beginning retained earnings resulting from the adoption of ASU 2017-12.
(3)	See Note 1 for details about reclassification from AOCI to beginning retained earnings resulting from the adoption of ASU 2018-02.

The following tables summarize the significant amounts reclassified out of each component of AOCI for the years ended December 31, 2018, 2017, and 2016:

	Amount Reclassified			Affected Line Item in the
Details about AOCI Components	from AOCI			Statement of Income
	Years Ended December 31,
(dollars in thousands)	2018	2017	2016
Unrealized gains and losses on available-for-sale debt securities	$2,060	$9,135	$5,848	Net securities gains
	(398)	(2,975)	(2,155)	Income tax (expense) benefit
	$1,662	$6,160	$3,693	Net income
Unrealized gains and losses on held-to-maturity securities	$(2,181)	$(1,830)	$(1,776)	Interest income (expense)
	503	627	606	Income tax (expense) benefit
	$(1,678)	$(1,203)	$(1,170)	Net income
Gains and losses on cash flow hedges Interest rate contracts	$(150)	$(6,135)	$(6,453)	Interest income (expense)
	37	2,332	2,452	Income tax (expense) benefit
	$(113)	$(3,803)	$(4,001)	Net income
Amortization of defined benefit pension items
Actuarial gains (losses) and settlement cost	$(191)	$(159)	$(11,203)	Salaries and employee benefits
	47	95	4,303	Income tax (expense) benefit
	$(144)	$(64)	$(6,900)	Net income

Total reclassifications for the period	$(273)	$1,090	$(8,378)	Net income

NOTE 16 – INCOME TAXES

Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statement of income:

	Years Ended December 31,
(dollars in thousands)	2018	2017	2016
Provision at statutory rate (1)	$43,823	$59,032	$70,149
Tax-exempt income:
Tax-exempt interest	(9,021)	(15,026)	(14,356)
Section 291/265 interest disallowance	321	289	191
Company-owned life insurance income	(2,223)	(3,029)	(2,968)
Tax-exempt income	(10,923)	(17,766)	(17,133)
State income taxes	5,621	998	3,461
Tax credit investments - federal	(21,576)	(8,500)	(321)
Revaluation of deferred tax assets	—	39,300	—
ONB Insurance Group, Inc. nondeductible goodwill	—	—	8,328
Other, net	905	(125)	1,678
Income tax expense	$17,850	$72,939	$66,162
Effective tax rate	8.6%	43.3%	33.0%
(1)	The statutory rate in effect was 21% for 2018, compared to 35% for 2017 and 2016.

The lower effective tax rate in 2018 when compared 2017 is primarily the result of the lowering of the federal corporate tax rate to 21% in 2018 and an increase in federal tax credits available.

The higher effective tax rate in 2017 when compared to 2016 was the result of $39.3 million of additional tax expense in 2017 to estimate the revaluation of deferred tax assets due to the lowering of the federal corporate tax rate to 21%, partially offset by an increase in federal tax credits available.  On December 22, 2017, the Tax Cuts and Jobs Act (“H.R. 1”) was enacted into legislation.  Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted.  Accordingly, Old National recorded an estimated $39.3 million for the revaluation of Old National’s deferred tax assets.

Shortly after the enactment date, the SEC issued Staff Accounting Bulletin (“SAB”) 118, which addresses the situations where the accounting for changes in tax laws is complete, incomplete but can be reasonably estimated, and incomplete and cannot be reasonably estimated.  SAB 118 also permits a measurement period of up to one year from the date of enactment to refine the provisional accounting. Old National completed its analysis of H.R. 1 during the second quarter of 2018 and there were immaterial adjustments made to the revaluation of Old National’s deferred tax assets.

The provision for income taxes consisted of the following components for the years ended December 31:

	Years Ended December 31,
(dollars in thousands)	2018	2017	2016
Income taxes currently payable:
Federal	$12,256	$—	$23,735
State	4,601	—	2,242
Deferred income taxes related to:
Federal	(1,513)	31,915	35,955
Revaluation of deferred tax assets	—	39,300	—
State	2,506	1,724	4,230
Deferred income tax expense	993	72,939	40,185
Income tax expense	$17,850	$72,939	$66,162

Net Deferred Tax Assets

Significant components of net deferred tax assets (liabilities) were as follows at December 31:

(dollars in thousands)	2018	2017
Deferred Tax Assets
Allowance for loan losses, net of recapture	$14,514	$12,958
Benefit plan accruals	21,694	11,080
Alternative minimum tax credit	2,545	25,084
Unrealized losses on benefit plans	61	108
Net operating loss carryforwards	31,765	39,631
Federal tax credits	1,779	5,516
Deferred gain on securities	1,976	—
Other-than-temporary impairment	37	1,424
Acquired loans	26,956	29,669
Lease exit obligation	1,025	1,337
Unrealized losses on available-for-sale investment securities	11,853	14,011
Unrealized losses on held-to-maturity investment securities	2,497	3,630
Unrealized losses on hedges	—	923
Tax credit investments	662	—
Other real estate owned	144	369
Other, net	5,471	829
Total deferred tax assets	122,979	146,569
Deferred Tax Liabilities
Accretion on investment securities	(595)	(493)
Purchase accounting	(18,100)	(16,718)
Loan servicing rights	(6,141)	(6,058)
Premises and equipment	(8,507)	(10,052)
Prepaid expenses	(681)	(1,277)
Tax credit investments	—	(168)
Unrealized gains on hedges	(358)	—
Other, net	(1,549)	(946)
Total deferred tax liabilities	(35,931)	(35,712)
Net deferred tax assets	$87,048	$110,857

Through the acquisition of Anchor (WI) in the second quarter of 2016 and Lafayette Savings Bank in the fourth quarter of 2014, both former thrifts, Old National Bank’s retained earnings at December 31, 2018 include base-year bad debt reserves, created for tax purposes prior to 1988, totaling $52.8 million.  Of this total, $50.9 million was acquired from Anchor (WI), and $1.9 million was acquired from Lafayette Savings Bank.  Base-year reserves are subject to recapture in the unlikely event that Old National Bank (1) makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes, (2) redeems its stock, or (3) liquidates.  Old National Bank has no intention of making such a nondividend distribution. Accordingly, under current accounting principles, a related deferred income tax liability of $13.0 million has not been recognized.

No valuation allowance was recorded at December 31, 2018 or 2017 because, based on current expectations, Old National believes it will generate sufficient income in future years to realize deferred tax assets.  Old National has federal net operating loss carryforwards totaling $104.5 million at December 31, 2018 and $130.7 million at December 31, 2017.  This federal net operating loss was acquired from the acquisition of Anchor (WI) in 2016.  If not used, the federal net operating loss carryforwards will expire from 2028 to 2033.  Old National has alternative minimum tax credit carryforwards totaling $10.1 million at December 31, 2018 and $25.1 million at December 31, 2017.  The enactment of H.R.1 eliminates the parallel tax system known as the alternative minimum tax and allows any existing alternative minimum tax credits to be used to reduce regular tax or be refunded from 2018 to 2021. ASC 740 allows for the reclassification of the alternative minimum tax credit from a deferred tax asset to a current tax asset, except for the amount limited by section 382. Old National has $2.5 million of alternative minimum tax credit carryforward subject to section 382 limitations.  The $2.5 million is maintained in deferred tax assets and the remaining $21.5 million has been reclassified to a current tax asset. Old National has federal tax credit carryforwards of $1.8 million at December 31, 2018 and $5.5 million at December 31, 2017.  The federal tax credits consist mainly of energy efficient home credits, low income housing credits, and research and development credits that, if not used, will expire from 2025 to 2038.  Old National has recorded state net operating loss carryforwards totaling $165.6 million at December 31, 2018 and $203.6 million at December 31, 2017.  If not used, the state net operating loss carryforwards will expire from 2024 to 2033.

The federal and recorded state net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code section 382.  Old National believes that all of the recorded net operating loss carryforwards will be used prior to expiration.

Unrecognized Tax Benefits

Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
(dollars in thousands)	2018	2017	2016
Balance at beginning of period	$874	$777	$124
Additions based on tax positions related to the current year	—	162	118
Additions (reductions) based on tax positions related to prior years	(78)	—	537
Reductions due to statute of limitations expiring	(301)	(173)	(2)
Revaluation due to Tax Reform	—	108	—
Balance at end of period	$495	$874	$777

If recognized, approximately $0.5 million of unrecognized tax benefits, net of interest, would favorably affect the effective income tax rate in future periods.  Old National expects the total amount of unrecognized tax benefits to be reduced to zero in the next twelve months.

It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income tax accounts.  We did not recognize any interest and penalties in 2018.  We recorded interest and penalties in the income statement of $10 thousand in 2017 and $0.1 million in 2016.  The amount accrued for interest and penalties in the balance sheet was $0.1 million at December 31, 2018 and 2017.

Old National and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns.  The 2015 through 2018 tax years are open and subject to examination.

Old National reversed $0.4 million in 2018 related to uncertain tax positions accounted for under FASB ASC 740-10 (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes) (“ASC Topic 740-10”).  The income tax reversal related to the 2014 statute of limitations expiring in the third quarter of 2018 totaled $0.3 million.  The income tax reversal related to reductions for tax positions in prior years totaled $0.1 million.  As a result, Old National reversed a total of $0.4 million from its unrecognized tax benefit liability.

NOTE 17 – EMPLOYEE BENEFIT PLANS

Retirement Plan

Old National had a funded noncontributory defined benefit plan (the “Retirement Plan”) that had been frozen since December 31, 2005.  During the first quarter of 2016, we notified plan participants of our intent to terminate the Retirement Plan effective May 15, 2016.  During October 2016, the Retirement Plan settled plan liabilities through either lump sum distributions to plan participants or annuity contracts purchased from a third party insurance company that provided for the payment of vested benefits to those participants that did not elect the lump sum option.  At December 31, 2018, there were no remaining plan assets.  Old National made contributions to the Retirement Plan totaling $7.6 million during 2016.

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

Employee Stock Ownership Plan

The Employee Stock Ownership and Savings Plan (the “401(k) Plan”) permits employees to participate the first month following one month of service.  Effective as of April 1, 2010, we suspended safe harbor matching contributions to the 401(k) Plan.  However, we may make discretionary matching contributions to the 401(k) Plan.  During the second quarter of 2018, Old National increased its match to 75% of employee compensation deferral contributions of the first 4% of compensation, and 50% of the next 4% of compensation.  The change was retroactive for all of 2018.  For 2017 and 2016, we matched 50% of employee compensation deferral contributions, up to 6% of compensation.  In addition to matching contributions, Old National may contribute to the 401(k) Plan an amount designated as a profit sharing contribution in the form of Old National stock or cash.  Our Board of Directors designated no discretionary profit sharing contributions in 2018, 2017, or 2016. All contributions vest immediately and plan participants may elect to redirect funds among any of the investment options provided under the 401(k) Plan.  The number of Old National shares in the 401(k) Plan were 0.7 million at December 31, 2018 and 2017.  All shares owned through the 401(k) Plan are included in the calculation of weighted-average shares outstanding for purposes of calculating diluted and basic earnings per share.  Contribution expense under the 401(k) Plan was $8.6 million in 2018, $4.7 million in 2017, and $5.0 million in 2016.

NOTE 18 – SHARE-BASED COMPENSATION

Our Amended and Restated 2008 Incentive Compensation Plan (the “ICP”), which was shareholder-approved, permits the grant of share-based awards to its employees.  At December 31, 2018, 4.4 million shares were available for issuance.  The granting of awards to key employees is typically in the form of restricted stock awards or units.  We believe that such awards better align the interests of our employees with those of our shareholders.  Total compensation cost that has been charged against income for the ICP was $8.1 million in 2018, $6.3 million in 2017, and $7.3 million in 2016.  The total income tax benefit was $2.0 million in 2018, $2.4 million in 2017, and $2.8 million in 2016.

Restricted Stock Awards

Restricted stock awards require certain service requirements and commonly have vesting periods of 3 years.  Compensation expense is recognized on a straight-line basis over the vesting period.  Shares are subject to certain restrictions and risk of forfeiture by the participants.

A summary of changes in our nonvested shares for the year follows:

		Weighted
		Average
		Grant-Date
(shares in thousands)	Shares	Fair Value
Year Ended December 31, 2018
Nonvested balance at beginning of period	407	$15.41
Granted during the year	217	17.47
Vested during the year	(195)	14.80
Forfeited during the year	(10)	15.08
Nonvested balance at end of period	419	$16.77

As of December 31, 2018, there was $4.5 million of total unrecognized compensation cost related to nonvested shares granted under the ICP.  The cost is expected to be recognized over a weighted-average period of 1.9 years.  The total fair value of the shares vested was $3.4 million in 2018, $3.4 million in 2017, and $3.8 million in 2016.

Restricted Stock Units

Restricted stock units require certain performance requirements and have vesting periods of 3 years.  Compensation expense is recognized on a straight-line basis over the vesting period.  Shares are subject to certain restrictions and risk of forfeiture by the participants.

A summary of changes in our nonvested shares for the year follows:

		Weighted
		Average
		Grant-Date
(shares in thousands)	Shares	Fair Value
Year Ended December 31, 2018
Nonvested balance at beginning of period	849	$13.30
Granted during the year	288	13.62
Vested during the year	(92)	13.65
Forfeited during the year	(185)	13.58
Dividend equivalents adjustment	33	13.32
Nonvested balance at end of period	893	$13.31

As of December 31, 2018, there was $4.3 million of total unrecognized compensation cost related to nonvested shares granted under the ICP.  The cost is expected to be recognized over a weighted-average period of 1.6 years.

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

A summary of the activity in the stock option plan in 2018 follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
(shares in thousands)	Shares	Price	Term in Years	(in thousands)
Year Ended December 31, 2018
Outstanding at beginning of period	225	$11.92
Exercised	(76)	12.59
Forfeited/expired	(57)	20.16
Outstanding at end of period	92	$6.30	2.08	$836.7
Options exercisable at end of year	92	$6.30	2.08	$836.7

Information related to the stock option plan during each year follows:

	Years Ended December 31,
(dollars in thousands)	2018	2017	2016
Intrinsic value of options exercised	$385	$806	$660
Cash received from option exercises	948	2,655	2,349
Tax benefit realized from option exercises	154	318	264

As of December 31, 2018, all options were fully vested and all compensation costs had been expensed.

Stock Appreciation Rights

Old National has never granted stock appreciation rights.  However, Old National did acquire stock appreciation rights through a prior year acquisition.  Old National recorded no incremental expense associated with the conversion of these stock appreciation rights.  At December 31, 2018, 61 thousand stock appreciation rights remained outstanding.

Outside Director Stock Compensation Program

Old National maintains a director stock compensation program covering all outside directors.  Compensation shares are earned semi-annually.  Beginning in 2017, any shares awarded to directors are anticipated to be issued from the ICP.  In 2018, 16 thousand shares were issued to directors, compared to 20 thousand shares in 2017.

NOTE 19 – SHAREHOLDERS’ EQUITY

Dividend Reinvestment and Stock Purchase Plan

Old National has a dividend reinvestment and stock purchase plan under which common shares issued may be either repurchased shares or authorized and previously unissued shares.  A new plan became effective on August 13, 2018, with total authorized and unissued common shares reserved for issuance of 3.3 million.  At December 31, 2018, 3.3 million authorized and unissued common shares were available for issuance under the plan.

Employee Stock Purchase Plan

Old National has an employee stock purchase plan under which eligible employees can purchase common shares at a price not less than 95% of the fair market value of the common shares on the purchase date.  The amount of common shares purchased cannot exceed 10% of the employee’s compensation.  The maximum number of shares that may be purchased under this plan is 500,000 shares.  In 2018, 29,000 shares were issued related to this plan with proceeds of approximately $497,000.  In 2017, 24,000 shares were issued related to this plan with proceeds of approximately $404,000.

NOTE 20 – FAIR VALUE

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  There are three levels of inputs that may be used to measure fair values:

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at December 31, 2018 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Equity securities	$5,582	$5,582	$—	$—
Investment securities available-for-sale:
U.S. Treasury	5,301	5,301	—	—
U.S. government-sponsored entities and agencies	628,151	—	628,151	—
Mortgage-backed securities - Agency	2,209,295	—	2,209,295	—
States and political subdivisions	940,429	—	936,321	4,108
Pooled trust preferred securities	8,495	—	—	8,495
Other securities	331,745	30,259	301,486	—
Residential loans held for sale	14,911	—	14,911	—
Derivative assets	29,005	—	29,005	—
Financial Liabilities
Derivative liabilities	12,550	—	12,550	—

		Fair Value Measurements at December 31, 2017 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Equity securities	$5,584	$5,584	$—	$—
Investment securities available-for-sale:
U.S. Treasury	5,551	5,551	—	—
U.S. government-sponsored entities and agencies	664,286	—	664,286	—
Mortgage-backed securities - Agency	1,667,682	—	1,667,682	—
States and political subdivisions	530,193	—	530,193	—
Pooled trust preferred securities	8,448	—	—	8,448
Other securities	320,047	30,965	289,082	—
Residential loans held for sale	17,930	—	17,930	—
Derivative assets	14,118	—	14,118	—
Financial Liabilities
Derivative liabilities	16,292	—	16,292	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Pooled Trust	State and
	Preferred	Political
(dollars in thousands)	Securities	Subdivisions
2018
Balance at beginning of period	$8,448	$—
Accretion (amortization) of discount	17	(56)
Sales/payments received	(338)	—
Increase in fair value of securities	368	28
Transfers into Level 3	—	4,136
Balance at end of period	$8,495	$4,108

2017
Balance at beginning of period	$8,119	$—
Accretion of discount	17	—
Sales/payments received	(424)	—
Increase in fair value of securities	736	—
Balance at end of period	$8,448	$—

The accretion or amortization of discounts on securities in the table above is included in interest income.  An increase in fair value is reflected in the balance sheet as an increase in the fair value of investment securities available-for-sale, an increase in accumulated other comprehensive income, which is included in shareholders’ equity, and a decrease in other assets related to the tax impact.  Old National transferred $4.1 million of state and political subdivisions securities to Level 3 during 2018 because Old National could no longer obtain evidence of observable inputs.

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

		Valuation	Unobservable	Range (Weighted
(dollars in thousands)	Fair Value	Techniques	Input	Average)
December 31, 2018
Pooled trust preferred securities	$8,495	Discounted cash flow	Constant prepayment rate (a)	0.00%
			Additional asset defaults (b)	6.8% - 8.5% (7.3%)
			Expected asset recoveries (c)	0.0% - 0.0% (0.0%)
State and political subdivisions	4,108	Discounted cash flow	No observable inputs	N/A
			Local municipality issuances
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

Assets measured at fair value on a non-recurring basis at December 31, 2018 are summarized below:

		Fair Value Measurements at December 31, 2018 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Collateral Dependent Impaired Loans:
Commercial loans	$7,242	$—	$—	$7,242
Commercial real estate loans	29,125	—	—	29,125
Foreclosed Assets:
Residential	68	—	—	68
Loan servicing rights	104	—	104	—

Impaired commercial and commercial real estate loans that are deemed collateral dependent are valued based on the fair value of the underlying collateral.  These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral.  These impaired commercial and commercial real estate loans had a principal amount of $49.3 million, with a valuation allowance of $12.9 million at December 31, 2018.  Old National recorded provision expense associated with these loans totaling $9.9 million in 2018.

Other real estate owned and other repossessed property is measured at fair value less costs to sell and had a net carrying amount of $68 thousand at December 31, 2018.  The estimates of fair value are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral.  There were write-downs of other real estate owned of $0.6 million in 2018.

Loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount.  If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value.  Fair value is determined at a tranche level, based on market prices for comparable mortgage servicing contracts when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model utilizes a discount rate, weighted average prepayment speed, and other economic factors that market participants would use in estimating future net servicing income and that can be validated against available market data (Level 2).  The valuation allowance for loan servicing rights with impairments at December 31, 2018 totaled $15 thousand.  Old National recorded recoveries associated with these loan servicing rights totaling $14 thousand in 2018.

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

The valuation allowance for loan servicing rights with impairments at December 31, 2017 totaled $29 thousand.  There were recoveries associated with these loan servicing rights totaling $39 thousand in 2017.

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

		Valuation	Unobservable	Range (Weighted
(dollars in thousands)	Fair Value	Techniques	Input	Average)
December 31, 2018
Collateral Dependent Impaired Loans
Commercial loans	$7,242	Fair value of collateral	Discount for type of property, age of appraisal, and current status	0% - 90% (35%)
Commercial real estate loans	29,125	Fair value of collateral	Discount for type of property, age of appraisal and current status	0% - 50% (35%)
Foreclosed Assets
Residential	68	Fair value of collateral	Discount for type of property, age of appraisal, and current status	15%-16% (15%)

December 31, 2017
Collateral Dependent Impaired Loans
Commercial loans	$2,217	Fair value of collateral	Discount for type of property, age of appraisal, and current status	0% - 98% (49%)
Commercial real estate loans	26,319	Fair value of collateral	Discount for type of property, age of appraisal, and current status	10% - 78% (32%)
Foreclosed Assets
Commercial real estate	1,726	Fair value of collateral	Discount for type of property, age of appraisal, and current status	7% - 25% (18%)
Residential (1)	55	Fair value of collateral	Discount for type of property, age of appraisal, and current status	39%
(1) There was only one foreclosed residential asset at December 31, 2017, so no range or weighted average rate is reported.

Financial instruments recorded using fair value option

Old National may elect to report most financial instruments and certain other items at fair value on an instrument-by instrument basis with changes in fair value reported in net income.  After the initial adoption, the election is made at the acquisition of an eligible financial asset, financial liability or firm commitment or when certain specified reconsideration events occur.  The fair value election may not be revoked once an election is made.

Old National has elected the fair value option for residential loans held for sale.  For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status).  None of these loans are 90 days or more past due, nor are any on nonaccrual status.  Included in the income statement is interest income for loans held for sale totaling $0.5 million in 2018 and $0.2 million in 2017.

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

The difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected as of December 31, 2018 and 2017 was as follows:

	Aggregate		Contractual
(dollars in thousands)	Fair Value	Difference	Principal
2018
Residential loans held for sale	$14,911	$475	$14,436

2017
Residential loans held for sale	$17,930	$546	$17,384

Accrued interest at period end is included in the fair value of the instruments.

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the years ended December 31:

				Total Changes
				in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	(Expense)	Earnings
2018
Residential loans held for sale	$(67)	$6	$(10)	$(71)

2017
Residential loans held for sale	$409	$4	$—	$413

The carrying amounts and estimated fair values of financial instruments not carried at fair value at December 31, 2018 and 2017 were as follows:

		Fair Value Measurements at December 31, 2018 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$317,165	$317,165	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	73,986	—	72,359	—
Mortgage-backed securities - Agency	127,120	—	124,409	—
State and political subdivisions	305,228	—	309,335	—
Loans, net:
Commercial	3,211,228	—	—	3,161,132
Commercial real estate	4,935,381	—	—	4,781,294
Residential real estate	2,246,127	—	—	2,225,853
Consumer credit	1,795,695	—	—	1,773,352
Accrued interest receivable	89,464	13	27,580	61,871

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$3,965,380	$3,965,380	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	8,360,313	8,360,313	—	—
Time deposits	2,024,256	—	2,002,187	—
Federal funds purchased and interbank borrowings	270,135	270,135	—	—
Securities sold under agreements to repurchase	362,294	362,294	—	—
FHLB advances	1,613,481	—	—	1,611,103
Other borrowings	247,883	—	248,065	—
Accrued interest payable	9,871	—	9,871	—
Standby letters of credit	525	—	—	525

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$3,115

		Fair Value Measurements at December 31, 2017 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$290,432	$290,432	$—	$—
Investment securities held-to-maturity:
Mortgage-backed securities - Agency	6,903	—	7,056	—
State and political subdivisions	677,160	—	720,647	—
Loans, net:
Commercial	2,698,023	—	—	2,707,385
Commercial real estate	4,333,116	—	—	4,347,949
Residential real estate	2,165,290	—	—	2,210,951
Consumer credit	1,871,311	—	—	1,998,194
Accrued interest receivable	87,102	16	24,001	63,085

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$3,680,807	$3,680,807	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	7,290,521	7,290,521	—	—
Time deposits	1,634,436	—	1,620,685	—
Federal funds purchased and interbank borrowings	335,033	335,033	—	—
Securities sold under agreements to repurchase	384,810	359,810	25,133	—
FHLB advances	1,609,579	—	—	1,607,189
Other borrowings	248,782	—	250,443	—
Accrued interest payable	7,029	—	7,029	—
Standby letters of credit	351	—	—	351

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$2,449

The methods utilized to estimate the fair value of financial instruments at December 31, 2017 did not necessarily represent an exit price.  In accordance with our adoption of ASU 2016-01 in 2018, the methods utilized to measure the fair value of financial instruments at December 31, 2018 represent an approximation of exit price, however, an actual exit price may differ.

NOTE 21 – DERIVATIVE FINANCIAL INSTRUMENTS

As discussed in Note 1, Old National adopted ASU 2017-12 in the first quarter of 2018.  This adoption primarily impacted our existing cash flow and fair value hedges related to certain FHLB advances.  For cash flow hedges as of the date of adoption, the transition guidance in paragraph 815-20-65-3(d) eliminated the separate measurement of ineffectiveness by means of a cumulative-effect adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings.  For fair value hedges of interest rate risk, the provisions of paragraph 815-25-35-13 permit Old National to elect to modify the measurement methodology to be based on the benchmark rate component of the contractual coupon cash flows without dedesignation of the hedging relationship.  The measurement methodology modification shall be applied as of the hedging relationship’s original inception date.  The cumulative effect of applying this election shall be recognized as an adjustment to the basis adjustment of the hedged item recognized on the balance sheet with a corresponding adjustment to the opening balance of retained earnings as of the initial application date.

As part of our overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, collars, caps, and floors.  The notional amount of these derivative instruments was $1.482 billion at December 31, 2018 and $708.5 million at December 31, 2017.  These derivative financial instruments at December 31, 2018 consisted of $757.0 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its FHLB advances, $525.0 million notional amount of pay-fixed, receive-variable interest rate swaps on certain of its FHLB advances, and $200.0 million notional amount interest rate collars related to a variable-rate commercial loan pool.  Derivative financial instruments at December 31, 2017 consisted of $33.5 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its FHLB advances and $675.0 million notional amount of pay-fixed, receive-variable interest rate swaps on certain of its FHLB advances.  These hedges were entered into to manage interest rate risk.  Derivative instruments are recognized on the balance sheet at their fair value and are not reported on a net basis.

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

Commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives.  These derivative contracts do not qualify for hedge accounting.  At December 31, 2018, the notional amount of the interest rate lock commitments was $27.6 million and forward commitments were $34.5 million.  At December 31, 2017, the notional amount of the interest rate lock commitments was $29.9 million and forward commitments were $41.2 million.  It is our practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans.

Old National also enters into derivative instruments for the benefit of its customers.  The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $793.4 million at December 31, 2018.  The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $826.6 million at December 31, 2017.  These derivative contracts do not qualify for hedge accounting.  These instruments include interest rate swaps, caps, and collars.  Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.

Old National enters into derivative financial instruments as part of its foreign currency risk management strategies.  These derivative instruments consist of foreign currency forward contracts to accommodate the business needs of its customers.  Old National does not designate these foreign currency forward contracts for hedge accounting treatment.  The notional amounts of these foreign currency forward contracts and the offsetting counterparty derivative instruments were $3.6 million at December 31, 2018 and $0.8 million at December 31, 2017.

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

Amounts reported in AOCI related to cash flow hedges will be reclassified to interest income or interest expense as interest payments are received or paid on Old National’s derivative instruments.  During the next 12 months, we estimate that $1.2 million will be reclassified to interest income and $0.4 million will be reclassified to interest expense.

The following table summarizes the fair value of derivative financial instruments utilized by Old National:

	Balance		Balance
	Sheet	Fair	Sheet	Fair
(dollars in thousands)	Location	Value	Location	Value
December 31, 2018
Derivatives designated as hedging instruments
Interest rate contracts	Other Assets	$12,741	Other Liabilities	$1,603
Total derivatives designated as hedging instruments		$12,741		$1,603
Derivatives not designated as hedging instruments
Interest rate contracts	Other Assets	$15,278	Other Liabilities	$10,562
Mortgage contracts	Other Assets	874	Other Liabilities	316
Foreign currency contracts	Other Assets	112	Other Liabilities	69
Total derivatives not designated as hedging instruments		$16,264		$10,947
Total		$29,005		$12,550

December 31, 2017
Derivatives designated as hedging instruments
Interest rate contracts	Other Assets	$3,351	Other Liabilities	$5,351
Total derivatives designated as hedging instruments		$3,351		$5,351
Derivatives not designated as hedging instruments
Interest rate contracts	Other Assets	$10,012	Other Liabilities	$10,933
Mortgage contracts	Other Assets	747	Other Liabilities	—
Foreign currency contracts	Other Assets	8	Other Liabilities	8
Total derivatives not designated as hedging instruments		$10,767		$10,941
Total		$14,118		$16,292

The effect of derivative instruments in fair value hedging relationships on the consolidated statements of income for the years ended December 31 were as follows:

(dollars in thousands)					Gain (Loss)
					Recognized
	Location of Gain or	Gain (Loss)	Hedged Items	Location of Gain or	in Income on
Derivatives in	(Loss) Recognized in	Recognized	in Fair Value	(Loss) Recognized in	Related
Fair Value Hedging	in Income on	in Income on	Hedging	in Income on Related	Hedged
Relationships	Derivative	Derivative	Relationships	Hedged Item	Items
2018
Interest rate contracts	Interest income / (expense)	$7,662	Fixed-rate debt	Interest income / (expense)	$(7,634)

2017
Interest rate contracts	Interest income / (expense)	$(836)	Fixed-rate debt	Interest income / (expense)	$1,006

2016
Interest rate contracts	Interest income / (expense)	$(863)	Fixed-rate debt	Interest income / (expense)	$991

The difference between the gain (loss) recognized in income on derivatives and the gain (loss) recognized in income on the related hedged items represents hedge ineffectiveness.  In addition, the net swap settlements that accrue each period are also reported in interest expense.

The effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income for the years ended December 31 were as follows:

		Years Ended December 31,			Years Ended December 31,
(dollars in thousands)		2018	2017	2016	2018	2017	2016
		Gain (Loss)			Gain (Loss)
	Location of Gain or	Recognized in Other			Reclassified from
Derivatives in	(Loss) Reclassified	Comprehensive			AOCI into
Cash Flow Hedging	from AOCI into Income	Income on Derivative			Income (Effective
Relationships	(Effective Portion)	(Effective Portion)			Portion)
Interest rate contracts	Interest income/(expense)	$5,145	$927	$(2,323)	$(150)	$(6,135)	$(6,453)

The ineffective portion and amount excluded from effectiveness testing related to derivatives in cash flow hedging relationships was immaterial for the years ended December 31, 2018, 2017, and 2016.

The effect of derivatives not designated as hedging instruments on the consolidated statements of income for the years ended December 31 were as follows:

		Years Ended December 31,
(dollars in thousands)		2018	2017	2016
	Location of Gain or (Loss)	Gain (Loss)
Derivatives Not Designated as	Recognized in Income on	Recognized in Income on
Hedging Instruments	Derivative	Derivative
Interest rate contracts (1)	Other income/(expense)	$(7)	$56	$28
Mortgage contracts	Mortgage banking revenue	(189)	(1,995)	1,390
Foreign currency contracts	Other income/(expense)	42	—	—
Total		$(154)	$(1,939)	$1,418

(1)Includes the valuation difference between the customer and offsetting swaps.

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

Credit-Related Financial Instruments

In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $3.566 billion and standby letters of credit of $319.0 million at December 31, 2018.  At December 31, 2018, approximately $3.348 billion of the loan commitments had fixed rates and $218.1 million had floating rates, with the floating interest rates ranging from 1% to 16%.  At December 31, 2017, loan commitments totaled $3.144 billion and standby letters of credit totaled $68.7 million.  These commitments are not reflected in the consolidated financial statements.  The allowance for unfunded loan commitments totaled $2.5 million at December 31, 2018 and $3.1 million at December 31, 2017.

Old National had credit extensions with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients totaling $15.5 million at December 31, 2018 and $12.4 million at December 31, 2017.  Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $7.8 million at December 31, 2018 and $11.5 million December 31, 2017.  Old National did not provide collateral for the remaining credit extensions.

Visa Class B Restricted Shares

In 2008, Old National received Visa Class B restricted shares as part of Visa’s initial public offering.  These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares.  This conversion will not occur until the final settlement of certain litigation for which Visa is indemnified by the holders of Visa’s Class B shares, including Old National.  Visa funded an escrow account from its initial public offering to settle these litigation claims.  Increases in litigation claims requiring Visa to fund the escrow account due to insufficient funds will result in a reduction of the conversion ratio of each Visa Class B share to unrestricted Class A shares.  As of December 31, 2018, the conversion ratio was 1.6298.  Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation, the 56,210 Class B shares that Old National owns at December 31, 2018 are carried at a zero cost basis.

NOTE 23 – FINANCIAL GUARANTEES

Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires Old National to record the instruments at fair value.  Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties.  Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract.  Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies.  The term of these standby letters of credit is typically one year or less.  At December 31, 2018, the notional amount of standby letters of credit was $319.0 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.5 million.  At December 31, 2017, the notional amount of standby letters of credit was $68.7 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.4 million.

Old National is a party in risk participation transactions of interest rate swaps, which had total notional amount of $38.7 million at December 31, 2018.

NOTE 24 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Old National’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income.  The consolidated statements of income include all categories of noninterest income.  The following table reflects only the categories of noninterest income that are within the scope of Topic 606:

	Years Ended December 31,
(dollars in thousands)	2018	2017	2016
Wealth management fees	$36,863	$37,316	$34,641
Service charges on deposit accounts	44,026	41,331	41,578
Debit card and ATM fees	20,216	17,676	16,769
Insurance premiums and commissions	399	617	20,527
Investment product fees	20,539	20,977	18,822
Other income:
Merchant processing fees	2,927	2,634	2,574
Gain (loss) on other real estate owned	1,270	939	1,419
Safe deposit box fees	1,124	926	961
Total	$127,364	$122,416	$137,291

The adoption of Topic 606 did not have a material impact on our consolidated financial position, results of operations, equity, or cash flows as of the adoption date or for the year ended December 31, 2018.  A description of wealth management fees, service charges on deposit accounts, debit card and ATM fees, and investment product fees are provided below.

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

NOTE 25 – REGULATORY RESTRICTIONS

Restrictions on Cash and Due from Banks

Old National’s affiliate bank is required to maintain reserve balances on hand and with the Federal Reserve Bank that are interest-bearing and unavailable for investment purposes.  The reserve balances were $108.1 million at December 31, 2018 and $100.9 million at December 31, 2017.  In addition, Old National had cash and due from banks which was held as collateral for collateralized swap positions of $5.7 million at December 31, 2017.  Old National did not have any cash and due from banks held as collateral for collateralized swap positions at December 31, 2018.

Restrictions on Transfers from Affiliate Bank

Regulations limit the amount of dividends an affiliate bank can declare in any year without obtaining prior regulatory approval.  Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years. Prior regulatory approval to pay dividends was not required in 2016, 2017, or 2018 and is not currently required.

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

At December 31, 2018, Old National and Old National Bank exceeded the regulatory minimums and Old National Bank met the regulatory definition of well-capitalized based on the most recent regulatory notification.

The following table summarizes capital ratios for Old National and Old National Bank as of December 31:

			Fully Phased-In
			Regulatory			Well Capitalized
	Actual		Guidelines Minimum (1)			Guidelines
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
2018
Total capital to risk- weighted assets
Old National Bancorp	$1,748,231	12.27%	$1,496,099	10.50%	$	N/A	N/A	%
Old National Bank	1,769,930	12.47	1,489,938	10.50		1,418,989	10.00
Common equity Tier 1 capital to risk-weighted assets
Old National Bancorp	1,617,936	11.36	997,399	7.00		N/A	N/A
Old National Bank	1,699,945	11.98	993,292	7.00		922,343	6.50
Tier 1 capital to risk-weighted assets
Old National Bancorp	1,617,936	11.36	1,211,128	8.50		N/A	N/A
Old National Bank	1,699,945	11.98	1,206,141	8.50		1,135,191	8.00
Tier 1 capital to average assets
Old National Bancorp	1,617,936	9.17	705,681	4.00		N/A	N/A
Old National Bank	1,699,945	9.58	709,929	4.00		887,412	5.00
2017
Total capital to risk-weighted assets
Old National Bancorp	$1,424,123	11.40%	$1,311,600	10.50%	$	N/A	N/A	%
Old National Bank	1,458,546	11.73	1,305,076	10.50		1,242,929	10.00
Common equity Tier 1 capital to risk-weighted assets
Old National Bancorp	1,298,327	10.39	874,400	7.00		N/A	N/A
Old National Bank	1,393,059	11.21	870,051	7.00		807,904	6.50
Tier 1 capital to risk-weighted assets
Old National Bancorp	1,298,327	10.39	1,061,772	8.50		N/A	N/A
Old National Bank	1,393,059	11.21	1,056,490	8.50		994,344	8.00
Tier 1 capital to average assets
Old National Bancorp	1,298,327	8.28	627,258	4.00		N/A	N/A
Old National Bank	1,393,059	8.93	623,758	4.00		779,697	5.00
(1)

As of January 1, 2019, Basel III Capital Rules required banking organizations to maintain: a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer”; a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer; a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer; and a minimum ratio of Tier 1 capital to adjusted average consolidated assets of at least 4.0%.

NOTE 26 – PARENT COMPANY FINANCIAL STATEMENTS

The following are the condensed parent company only financial statements of Old National:

OLD NATIONAL BANCORP (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

	December 31,
(dollars in thousands)	2018	2017
Assets
Deposits in affiliate bank	$90,005	$43,538
Equity securities	5,582	5,584
Investment securities - available-for-sale	1,527	1,547
Investment in affiliates:
Banking subsidiaries	2,769,166	2,248,700
Non-banks	5,151	5,142
Other assets	87,096	112,353
Total assets	$2,958,527	$2,416,864
Liabilities and Shareholders' Equity
Other liabilities	$37,563	$31,768
Other borrowings	231,394	230,699
Shareholders' equity	2,689,570	2,154,397
Total liabilities and shareholders' equity	$2,958,527	$2,416,864

OLD NATIONAL BANCORP (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(dollars in thousands)	2018	2017	2016
Income
Dividends from affiliates	$105,000	$100,000	$160,007
Net securities gains	49	667	100
Other income	2,126	1,966	40,841
Other income from affiliates	5	5	6
Total income	107,180	102,638	200,954
Expense
Interest on borrowings	10,425	9,298	9,077
Other expenses	21,936	16,335	18,460
Total expense	32,361	25,633	27,537
Income before income taxes and equity in undistributed earnings of affiliates	74,819	77,005	173,417
Income tax expense (benefit)	(5,693)	(6,240)	11,952
Income before equity in undistributed earnings of affiliates	80,512	83,245	161,465
Equity in undistributed earnings of affiliates	110,318	12,480	(27,201)
Net income	$190,830	$95,725	$134,264

OLD NATIONAL BANCORP (PARENT COMPANY ONLY)

CONDENSED STATEMENT OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2018	2017	2016
Cash Flows From Operating Activities
Net income	$190,830	$95,725	$134,264
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	53	36	29
Net securities (gains) losses	(49)	(667)	(100)
Gain on sale of ONB Insurance Group, Inc.	—	—	(41,864)
Share-based compensation expense	8,118	6,275	7,318
(Increase) decrease in other assets	28,754	(24,005)	(3,958)
Increase (decrease) in other liabilities	3,147	3,968	(225)
Equity in undistributed earnings of affiliates	(110,318)	(12,480)	27,201
Total adjustments	(70,295)	(26,873)	(11,599)
Net cash flows provided by (used in) operating activities	120,535	68,852	122,665
Cash Flows From Investing Activities
Net cash and cash equivalents of acquisitions	8,281	(24,005)	(100,220)
Proceeds from sale of ONB Insurance Group, Inc.	—	—	91,771
Proceeds from sales of equity securities	128	127	—
Purchases of investment securities	(76)	(62)	(52)
Net advances to affiliates	—	(250)	(3,500)
Proceeds from sale of premises and equipment	1,065	—	—
Purchases of premises and equipment	(945)	(612)	(13)
Net cash flows provided by (used in) investing activities	8,453	(24,802)	(12,014)
Cash Flows From Financing Activities
Payments for maturities/redemptions of other borrowings	—	(19,856)	—
Cash dividends paid on common stock	(82,161)	(72,604)	(67,536)
Common stock repurchased	(1,805)	(2,761)	(2,202)
Proceeds from exercise of stock options	948	2,655	2,349
Common stock issued	497	404	388
Net cash flows provided by (used in) financing activities	(82,521)	(92,162)	(67,001)
Net increase (decrease) in cash and cash equivalents	46,467	(48,112)	43,650
Cash and cash equivalents at beginning of period	43,538	91,650	48,000
Cash and cash equivalents at end of period	$90,005	$43,538	$91,650

NOTE 27 – SEGMENT INFORMATION

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

NOTE 28 – INTERIM FINANCIAL DATA (UNAUDITED)

The following table details the quarterly results of operations for the years ended December 31, 2018 and 2017.

(unaudited, dollars
and shares in thousands,	Three Months Ended				Three Months Ended
except per share data)	12/31/2018	9/30/2018	6/30/2018	3/31/2018	12/31/2017	9/30/2017	6/30/2017	3/31/2017
Interest income	$175,234	$155,369	$153,736	$147,706	$135,134	$123,525	$118,209	$118,468
Interest expense	29,009	24,527	21,773	19,134	16,578	15,047	13,876	12,667
Net interest income	146,225	130,842	131,963	128,572	118,556	108,478	104,333	105,801
Provision for loan losses	3,390	750	2,446	380	1,037	311	1,355	347
Noninterest income	58,154	45,957	49,289	41,905	44,825	46,366	49,271	42,920
Noninterest expense	150,268	119,376	130,460	117,157	140,432	103,702	102,811	101,891
Income before income taxes	50,721	56,673	48,346	52,940	21,912	50,831	49,438	46,483
Income tax expense	3,223	5,325	4,345	4,957	40,405	11,459	10,584	10,491
Net income (loss)	$47,498	$51,348	$44,001	$47,983	$(18,493)	$39,372	$38,854	$35,992
Net income (loss) per share:
Basic	$0.28	$0.34	$0.29	$0.32	$(0.13)	$0.30	$0.28	$0.27
Diluted	0.28	0.34	0.29	0.31	(0.13)	0.29	0.28	0.27
Average shares:
Basic	167,044	151,930	151,878	151,721	146,073	135,120	135,085	134,912
Diluted	167,992	152,784	152,568	152,370	146,875	135,796	135,697	135,431

Quarterly results, most notably interest income, noninterest income, and noninterest expense, were impacted by the acquisitions of Klein in November 2018 and Anchor (MN) in November 2017. Income tax expense in the three months ended December 31, 2017 included $39.3 million of additional tax expense to estimate the revaluation of Old National’s deferred tax assets due to the lowering of the federal corporate tax rate to 21%.

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

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the SEC its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2018.  The applicable information appearing in the Proxy Statement for the 2019 annual meeting is incorporated by reference.

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

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the SEC its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2018.  The applicable information appearing in our Proxy Statement for the 2019 annual meeting is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is omitted from this report, (with the exception of the “Equity Compensation Plan Information,” which is reported in Item 5 of this report and is incorporated herein by reference) pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the SEC its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2018.  The applicable information appearing in the Proxy Statement for the 2019 annual meeting is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the SEC its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2018.  The applicable information appearing in the Proxy Statement for the 2019 annual meeting is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the SEC its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2018.  The applicable information appearing in the Proxy Statement for the 2019 annual meeting is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.	Financial Statements:

The following consolidated financial statements of the registrant and its subsidiaries are filed as part of this document under “Item 8.  Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2018 and 2017

Consolidated Statements of Income – Years Ended December 31, 2018, 2017, and 2016

Consolidated Statements of Comprehensive Income – Years Ended December 31, 2018, 2017, and 2016

Consolidated Statements of Changes in Shareholders’ Equity – Years Ended December 31, 2018, 2017, and 2016

Consolidated Statements of Cash Flows – Years Ended December 31, 2018, 2017, and 2016

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

2(b)

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

(a)

Form of 2009 Executive Stock Option Agreement between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

(b)

Form of Employment Agreement for Robert G. Jones (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2011).*

(c)

Form of Employment Agreement for Daryl D. Moore (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K with the Securities and Exchange Commission on February 1, 2011).*

(d)

Form of Amended Severance/Change of Control Agreement for Jeffrey L. Knight (incorporated by reference to Exhibit 10(bb) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

(e)

Form of 2015 Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(au) of Old National's Annual Report on Form 10-K for the year ended December 31, 2014).*

(f)

Form of 2015 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(av) of Old National's Annual Report on Form 10-K for the year ended December 31, 2014).*

(g)

Form of 2016 Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(av) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2015).*

(h)

Form of 2016 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(aw) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2015).*

(i)

Employment Agreement dated as of March 18, 2014, as amended and effective as of May 12, 2016 between Old National Bancorp and James A. Sandgren (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2016).*

(j)

Employment Agreement dated as of May 12, 2016 between Old National Bancorp and James C. Ryan, III (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2016).*

(k)

Employment Agreement dated as of January 1, 2008, as amended and effective as of January 1, 2009, January 1, 2011, and May 12, 2016 between Old National Bancorp and Christopher A. Wolking (incorporated by reference to Exhibit 10.3 of Old National’s Current Report on Form 8-K with the Securities and Exchange Commission on May 12, 2016).*

(l)

Form of 2017 Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(n) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2016).*

(m)

Form of 2017 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(o) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2016).*

(n)

Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Appendix I of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 6, 2017).*

(o)

Form of 2018 Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(s) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2017).*

(p)

Form of 2018 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(t) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2017).*

(q)

Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-226817 filed with the Securities and Exchange Commission on August 13, 2018).

(r)	Form of 2019 Internal Performance Units Award Agreement between Old National and certain key associates is filed herewith.*

(s)	Form of 2019 Relative Performance Units Award Agreement between Old National and certain key associates is filed herewith.*

(t)	Form of 2019 Restricted Stock Award Agreement between Old National and certain key associates is filed herewith.*

21	Subsidiaries of Old National Bancorp

23.1	Consent of Crowe LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Old National Bancorp’s Annual Report on Form 10-K Report for the year ended December 31, 2018, formatted in iXBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Old National has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD NATIONAL BANCORP

By:	/s/ Robert G. Jones	Date:	February 12, 2019
Robert G. Jones,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 12, 2019, by the following persons on behalf of Old National and in the capacities indicated.

By:	/s/ Alan W. Braun	By:	/s/ Randall T. Shepard
	Alan W. Braun, Director		Randall T. Shepard, Director

By:	/s/ Andrew E. Goebel	By:	/s/ Rebecca S. Skillman
	Andrew E. Goebel, Director		Rebecca S. Skillman, Lead Director

By:	/s/ Jerome F. Henry Jr.	By:	/s/ Kelly N. Stanley
	Jerome F. Henry Jr., Director		Kelly N. Stanley, Director

By:	/s/ Robert G. Jones	By:	/s/ Derrick J. Stewart
	Robert G. Jones,		Derrick J. Stewart, Director
Chairman and Chief Executive Officer
	(Principal Executive Officer)	By:	/s/ Katherine E. White
Katherine E. White, Director
By:	/s/ Ryan C. Kitchell
	Ryan C. Kitchell, Director	By:	/s/ Linda E. White
Linda E. White, Director
By:	/s/ Phelps L. Lambert
	Phelps L. Lambert, Director	By:	/s/ Michael W. Woods
Michael W. Woods,
By:	/s/ James C. Ryan, III		Senior Vice President and Corporate Controller
	James C. Ryan, III,		(Principal Accounting Officer)
Senior Executive Vice President and Chief
Financial Officer (Principal Financial Officer)

By:	/s/ Thomas E. Salmon
Thomas E. Salmon, Director