Form 10-Q
period 2019-03-31
OLD NATIONAL BANCORP /IN/
filed 2019-05-02
CIK 707179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.  The registrant has one class of common stock (no par value) with 173,979,000 shares outstanding at March 31, 2019.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, No Par Value	ONB	The NASDAQ Stock Market LLC

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

PCI:  purchased credit impaired

PD:  probability of default

PSA:  prepayment speed assumptions

Renewable Energy:  investment tax credits for solar projects

SAB:  Staff Accounting Bulletin

SEC:  Securities and Exchange Commission

TBA:  to be announced

TDR:  troubled debt restructuring

OLD NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,	March 31,
(dollars and shares in thousands, except per share data)	2019	2018	2018
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$211,174	$284,003	$192,022
Money market and other interest-earning investments	111,942	33,162	86,219
Total cash and cash equivalents	323,116	317,165	278,241
Equity securities	6,235	5,582	5,569
Investment securities - available-for-sale, at fair value:
U.S. Treasury	9,777	5,301	9,295
U.S. government-sponsored entities and agencies	698,514	628,151	572,689
Mortgage-backed securities	2,560,703	2,209,295	1,477,896
States and political subdivisions	965,436	940,429	843,488
Other securities	335,342	340,240	316,495
Total investment securities - available-for-sale	4,569,772	4,123,416	3,219,863
Investment securities - held-to-maturity, at amortized cost (fair value $493,877; $506,103; and $536,143, respectively)	484,834	506,334	535,153
Federal Home Loan Bank/Federal Reserve Bank stock, at cost	157,400	142,980	136,206
Loans held for sale, at fair value	14,082	14,911	17,635
Loans:
Commercial	3,042,790	3,232,970	2,811,629
Commercial real estate	5,023,620	4,958,851	4,449,980
Residential real estate	2,243,885	2,248,404	2,158,532
Consumer credit, net of unearned income	1,758,682	1,803,667	1,818,541
Total loans	12,068,977	12,243,892	11,238,682
Allowance for loan losses	(55,559)	(55,461)	(50,381)
Net loans	12,013,418	12,188,431	11,188,301
Premises and equipment, net	490,216	485,912	453,603
Operating lease right-of-use assets	109,916	—	—
Accrued interest receivable	86,279	89,464	81,621
Goodwill	1,036,258	1,036,258	828,804
Other intangible assets	72,544	77,016	48,833
Company-owned life insurance	444,551	444,224	404,561
Net deferred tax assets	59,430	87,048	88,773
Loan servicing rights	24,254	24,497	24,380
Assets held for sale	5,068	3,253	6,331
Other real estate owned and repossessed personal property	3,279	3,232	6,735
Other assets	183,768	178,712	171,678
Total assets	$20,084,420	$19,728,435	$17,496,287

Liabilities
Deposits:
Noninterest-bearing demand	$3,903,314	$3,965,380	$3,655,732
Interest-bearing:
Checking and NOW	3,742,241	3,788,339	3,135,778
Savings	2,941,361	2,944,092	3,091,101
Money market	1,780,756	1,627,882	1,130,258
Time	2,061,598	2,024,256	1,775,731
Total deposits	14,429,270	14,349,949	12,788,600
Federal funds purchased and interbank borrowings	325,030	270,135	150,026
Securities sold under agreements to repurchase	342,480	362,294	308,189
Federal Home Loan Bank advances	1,719,944	1,613,481	1,664,179
Other borrowings	251,584	247,883	248,898
Operating lease liabilities	114,040	—	—
Accrued expenses and other liabilities	150,200	195,123	157,277
Total liabilities	17,332,548	17,038,865	15,317,169
Shareholders' Equity
Preferred stock, 2,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $1.00 per share stated value, 300,000 shares authorized, 173,979; 175,141; and 152,172 shares issued and outstanding, respectively	173,979	175,141	152,172
Capital surplus	2,007,962	2,031,695	1,640,776
Retained earnings	567,311	527,684	447,696
Accumulated other comprehensive income (loss), net of tax	2,620	(44,950)	(61,526)
Total shareholders' equity	2,751,872	2,689,570	2,179,118
Total liabilities and shareholders' equity	$20,084,420	$19,728,435	$17,496,287

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended
	March 31,
(dollars and shares in thousands, except per share data)	2019	2018
Interest Income
Loans including fees:
Taxable	$138,972	$118,389
Nontaxable	4,223	3,874
Investment securities:
Taxable	28,037	18,804
Nontaxable	7,408	6,549
Money market and other interest-earning investments	278	90
Total interest income	178,918	147,706
Interest Expense
Deposits	16,444	7,255
Federal funds purchased and interbank borrowings	1,918	1,017
Securities sold under agreements to repurchase	662	359
Federal Home Loan Bank advances	9,931	7,780
Other borrowings	2,915	2,723
Total interest expense	31,870	19,134
Net interest income	147,048	128,572
Provision for loan losses	1,043	380
Net interest income after provision for loan losses	146,005	128,192
Noninterest Income
Wealth management fees	8,535	9,026
Service charges on deposit accounts	10,826	10,759
Debit card and ATM fees	5,503	4,865
Mortgage banking revenue	5,011	4,192
Investment product fees	5,271	5,031
Capital markets income	2,517	498
Company-owned life insurance	3,188	2,605
Net debt securities gains (losses)	(103)	788
Other income	5,668	4,141
Total noninterest income	46,416	41,905
Noninterest Expense
Salaries and employee benefits	71,183	64,179
Occupancy	14,578	13,280
Equipment	4,474	3,565
Marketing	3,723	3,697
Data processing	9,341	8,400
Communication	3,054	3,064
Professional fees	2,910	2,730
Loan expenses	1,912	1,744
Supplies	755	722
FDIC assessment	2,087	2,645
Other real estate owned expense	36	349
Amortization of intangibles	4,472	3,609
Amortization of tax credit investments	260	716
Other expense	4,256	8,457
Total noninterest expense	123,041	117,157
Income before income taxes	69,380	52,940
Income tax expense	13,104	4,957
Net income	$56,276	$47,983
Net income per common share - basic	$0.32	$0.32
Net income per common share - diluted	0.32	0.31
Weighted average number of common shares outstanding - basic	174,734	151,721
Weighted average number of common shares outstanding - diluted	175,368	152,370
Dividends per common share	$0.13	$0.13

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2019	2018
Net income	$56,276	$47,983

Other comprehensive income (loss):

Change in debt securities available-for-sale:
Unrealized holding gains (losses) for the period	62,265	(25,794)
Reclassification for securities transferred to held-to-maturity	—	14,007
Reclassification adjustment for securities (gains) losses realized in income	103	(788)
Income tax effect	(14,578)	3,110
Unrealized gains (losses) on available-for-sale debt securities	47,790	(9,465)

Change in securities held-to-maturity:
Adjustment for securities transferred to available-for-sale	—	19,412
Adjustment for securities transferred from available-for-sale	—	(14,007)
Amortization of unrealized losses on securities transferred from available-for-sale	457	591
Income tax effect	(106)	(1,026)
Changes from securities held-to-maturity	351	4,970

Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	(392)	4,563
Reclassification adjustment for (gains) losses realized in net income	(385)	769
Income tax effect	191	(1,308)
Changes from cash flow hedges	(586)	4,024

Defined benefit pension plans:
Amortization of net loss recognized in income	20	51
Income tax effect	(5)	(31)
Changes from defined benefit pension plans	15	20
Other comprehensive income (loss), net of tax	47,570	(451)
Comprehensive income	$103,846	$47,532

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

				Accumulated
				Other	Total
	Common	Capital	Retained	Comprehensive	Shareholders'
(dollars in thousands)	Stock	Surplus	Earnings	Income (Loss)	Equity
Balance at December 31, 2017	$152,040	$1,639,499	$413,130	$(50,272)	$2,154,397
Cumulative effect of change in accounting principles	—	—	(4,127)	(52)	(4,179)
Balance, January 1, 2018	152,040	1,639,499	409,003	(50,324)	2,150,218
Reclassification of certain tax effects related to the Tax Cuts and Jobs Act of 2017	—	—	10,751	(10,751)	—
Net income	—	—	47,983	—	47,983
Other comprehensive income (loss)	—	—	—	(451)	(451)
Dividends - common stock ($0.13 per share)	—	—	(19,782)	—	(19,782)
Common stock issued	6	99	—	—	105
Common stock repurchased	(64)	(1,051)	—	—	(1,115)
Share-based compensation expense	—	1,931	—	—	1,931
Stock activity under incentive compensation plans	190	298	(259)	—	229
Balance at March 31, 2018	$152,172	$1,640,776	$447,696	$(61,526)	$2,179,118

Balance at December 31, 2018	$175,141	$2,031,695	$527,684	$(44,950)	$2,689,570
Cumulative effect of change in accounting principles (Note 2)	—	—	6,322	—	6,322
Balance, January 1, 2019	175,141	2,031,695	534,006	(44,950)	2,695,892
Net income	—	—	56,276	—	56,276
Other comprehensive income (loss)	—	—	—	47,570	47,570
Dividends - common stock ($0.13 per share)	—	—	(22,812)	—	(22,812)
Common stock issued	9	121	—	—	130
Common stock repurchased	(1,655)	(25,642)	—	—	(27,297)
Share-based compensation expense	—	1,800	—	—	1,800
Stock activity under incentive compensation plans	484	(12)	(159)	—	313
Balance at March 31, 2019	$173,979	$2,007,962	$567,311	$2,620	$2,751,872

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2019	2018
Cash Flows From Operating Activities
Net income	$56,276	$47,983
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	6,443	5,833
Amortization of other intangible assets	4,472	3,609
Amortization of tax credit investments	260	716
Net premium amortization on investment securities	3,154	3,845
Accretion income related to acquired loans	(8,668)	(10,914)
Share-based compensation expense	1,800	1,931
Excess tax (benefit) expense on share-based compensation	(1,013)	536
Provision for loan losses	1,043	380
Net debt securities (gains) losses	103	(788)
Net (gains) losses on sales of loans and other assets	(1,564)	5,365
Increase in cash surrender value of company-owned life insurance	(3,188)	(2,605)
Residential real estate loans originated for sale	(94,632)	(92,377)
Proceeds from sales of residential real estate loans	97,010	93,686
(Increase) decrease in interest receivable	3,184	5,481
(Increase) decrease in other real estate owned	(47)	2,075
(Increase) decrease in other assets	13,665	9,211
Increase (decrease) in accrued expenses and other liabilities	(34,376)	(22,567)
Total adjustments	(12,354)	3,417
Net cash flows provided by (used in) operating activities	43,922	51,400
Cash Flows From Investing Activities
Purchases of investment securities available-for-sale	(541,589)	(113,525)
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	(14,439)	(16,520)
Proceeds from maturities, prepayments, and calls of investment securities available-for-sale	145,356	118,694
Proceeds from sales of investment securities available-for-sale	8,681	84,257
Proceeds from maturities, prepayments, and calls of investment securities held-to-maturity	21,689	26,117
Proceeds from sales of Federal Home Loan Bank/Federal Reserve Bank stock	19	—
Proceeds from sales of equity securities	130	128
Net principal collected from (loans made to) loan customers	182,638	(110,027)
Proceeds from settlements on company-owned life insurance	2,861	1,797
Proceeds from sales of premises and equipment and other assets	84	2,578
Purchases of premises and equipment and other assets	(11,684)	(9,593)
Net cash flows provided by (used in) investing activities	(206,254)	(16,094)
Cash Flows From Financing Activities
Net increase (decrease) in:
Deposits	79,321	182,697
Federal funds purchased and interbank borrowings	54,895	(185,007)
Securities sold under agreements to repurchase	(19,814)	(76,621)
Other borrowings	3,650	(32)
Payments for maturities of Federal Home Loan Bank advances	(325,070)	(772,928)
Proceeds from Federal Home Loan Bank advances	425,000	825,000
Cash dividends paid on common stock	(22,812)	(19,782)
Common stock repurchased	(27,297)	(1,115)
Proceeds from exercise of stock options	280	186
Common stock issued	130	105
Net cash flows provided by (used in) financing activities	168,283	(47,497)
Net increase (decrease) in cash and cash equivalents	5,951	(12,191)
Cash and cash equivalents at beginning of period	317,165	290,432
Cash and cash equivalents at end of period	$323,116	$278,241
Supplemental cash flow information:
Total interest paid	$33,779	$20,775
Total taxes paid (net of refunds)	$150	$(183)
Securities transferred from held-to-maturity to available-for-sale	$—	$447,026
Securities transferred from available-for-sale to held-to-maturity	$—	$323,990
See Note 10 for additional supplemental cash flow information related to leases.

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.  Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of March 31, 2019 and 2018, and December 31, 2018, and the results of its operations for the three months ended March 31, 2019 and 2018.  Interim results do not necessarily represent annual results.  These financial statements should be read in conjunction with Old National’s Annual Report for the year ended December 31, 2018.

All significant intercompany transactions and balances have been eliminated.  Certain prior year amounts have been reclassified to conform to the 2019 presentation.  Such reclassifications had no effect on net income or shareholders’ equity and were insignificant amounts.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Guidance Adopted in 2019

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

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements.  ASU No. 2018-10 provides improvements related to ASU No. 2016-02 to increase stakeholders’ awareness of the amendments and to expedite the improvements.  The amendments affect narrow aspects of the guidance issued in ASU No. 2016-02.  ASU No. 2018-11 allows entities adopting ASU No. 2016-02 to choose an additional (and optional) transition method, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  ASU No. 2018-11 also allows lessors to not separate non-lease components from the associated lease component if certain conditions are met.  The amendments in these updates became effective for annual periods and interim periods within those annual periods beginning after December 15, 2018.

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

Based on both operating and finance leases outstanding at December 31, 2018, the impact of adoption on January 1, 2019 was recording a lease liability of $122.9 million, a right-of-use asset of $118.7 million, and a cumulative-effect adjustment of $6.3 million to increase retained earnings.

FASB ASC 310 – In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.  This update amends the amortization period for certain purchased callable debt securities held at a premium.  FASB is shortening the amortization period for the premium to the earliest call date.  Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument.  Concerns were raised that current GAAP excludes certain callable debt securities from consideration of early repayment of principal even if the holder is certain that the call will be exercised.  As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings.  There is diversity in practice (1) in the amortization period for premiums of callable debt securities and (2) in how the potential for exercise of a call is factored into current impairment assessments.  The amendments in this update became effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods and did not have a material impact on the consolidated financial statements.

FASB ASC 718 – In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.  The amendments in this update expand the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services.  Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned.  The ASU supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees.  The amendments in this update became effective for annual periods beginning after December 15, 2018, including interim periods within that fiscal year and did not have a material impact on the consolidated financial statements.

FASB ASC 958 – In June 2018, the FASB issued ASU No. 2018-08, Not-for-Profit Entities (Topic 958): Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made.  The amendments in this update clarify and improve the scope and accounting guidance around contributions of cash and other assets received and made by not-for-profit organizations and business enterprises.  The ASU clarifies and improves current guidance about whether a transfer of assets, or the reduction, settlement, or cancellation of liabilities, is a contribution or an exchange transaction.  It provides criteria for determining whether the resource provider is receiving commensurate value in return for the resources transferred which, depending on the outcome, determines whether the organization follows contribution guidance or exchange transaction guidance in the revenue recognition and other applicable standards.  It also provides a more robust framework for determining whether a contribution is conditional or unconditional, and for distinguishing a donor-imposed condition from a donor-imposed restriction.  This is important because such classification affects the timing of contribution revenue and expense recognition.  The new ASU does not apply to transfers of assets from governments to businesses.  The amendments in this update became effective for a public business entity for transactions in which the entity serves as a resource recipient to annual periods beginning after June 15, 2018, including interim periods within those annual periods. The amendments in this update became effective for a public business entity for transactions in which the entity serves as a resource provider to annual periods beginning after December 15, 2018, including interim periods within those annual periods and there was no impact.

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

The new ASU adds the OIS rate based on SOFR as a U.S. benchmark interest rate to facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes.  The amendments in this update became effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years and the financial statement impact immediately upon adoption was immaterial.  The future financial statement impact will depend on any new contracts entered into using new benchmark rates, as well as any existing contracts that get migrated from LIBOR to new benchmark interest rates.  The Company has formed a working group who is developing a transition plan for all exposed contracts migrating from LIBOR to SOFR.  Additionally, the working group is monitoring industry specific transition guidance around a LIBOR contract’s “fallback” language with the industry goal to minimize or eliminate value transfers resulting from the transition.

Accounting Guidance Issued But Not Yet Adopted

FASB ASC 326 – In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”).  The main objective of this amendment is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  The amendment requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to enhance their credit loss estimates.  The amendment requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio.  In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  The current expected credit loss measurement will be used to estimate the allowance for credit losses (“ACL”) over the life of the financial assets.  The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2019.  Early adoption will be permitted beginning after December 15, 2018.

As previously disclosed, Old National formed a cross functional committee to oversee the adoption of the ASU at the effective date. A working group was also formed and has developed a project plan focused on understanding the ASU, researching issues, identifying data needs for modeling inputs, technology requirements, modeling considerations, and ensuring overarching governance has been achieved for each objective and milestone.  The project plan is targeting data and model validation completion during the first half of 2019, with parallel processing of our existing allowance for loan losses model with the CECL prior to implementation.  Currently, the working group has identified seven distinct loan portfolios for which a model has been developed. For all seven loan portfolios, the data sets have been identified, populated, and internally validated.

Currently, our measurements for estimating the current expected life-time credit losses for loans and debt securities (as well as certain beneficial interests classified as held-to-maturity) includes the following major items:

•	Initial forecast – use a period of one year for all portfolio segments and off-balance-sheet credit exposures, using forward-looking economic scenarios of expected losses.
•

Historical loss forecast – for a period incorporating the remaining contractual life, adjusted for prepayments, and the changes in various economic variables during representative historical and recessionary periods.

•	Reversion period – use a range from 1 to 2 years, which links the initial loss forecast to the historical loss forecast based on economic conditions at the measurement date.
•	Discounted cash flow (“DCF”) aggregator – using the items above to estimate the life-time credit losses for all portfolios and losses for loans modified in a TDR.

During 2019, Old National is focused on refining assumptions and evaluation/analysis of the parallel processing results.  Concurrent with this, Old National is also focused on researching and resolving interpretive accounting issues in the ASU contemplating various related accounting policies, developing processes and related controls, and considering various reporting disclosures.

As of the beginning of the first reporting period in which the new standard is effective, Old National expects to recognize a one-time cumulative effect adjustment increasing the allowance for loan losses, since the ASU covers credit losses over the expected life of a loan as well as considering future changes in macroeconomic conditions. The magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements cannot yet be reasonably estimated, however, we expect to identify a range in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019.

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

FASB ASC 842 – In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements.  The amendments in ASU No. 2019-01 align the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance.  As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of fair value in Topic 820, Fair Value Measurement should be applied.  ASU No. 2019-01 also requires lessors within the scope of Topic 942, Financial Services—Depository and Lending, to present all “principal payments received under leases” within investing activities. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. Early adoption is permitted.  Old National is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

NOTE 3 – ACQUISITION AND DIVESTITURE ACTIVITY

Acquisition

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

Pursuant to the merger agreement, each holder of Klein common stock received 7.92 shares of Old National Common Stock per share of Klein common stock such holder owned.  The total fair value of consideration for Klein was $406.5 million, consisting of 22.8 million shares of Old National Common Stock valued at $406.5 million.  Through March 31, 2019, transaction and integration costs of $15.5 million associated with this acquisition have been expensed and remaining integration costs will be expensed as incurred.

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

Certain loans and premises and equipment measurements have not been finalized and are subject to change.  As Old National receives the information related to facts and circumstances that existed as of the acquisition date, we will finalize the provisional measurements recorded as of March 31, 2019.  Such adjustments will be included in the allocation in the reporting period in which the final amounts are determined, not to exceed one year from the acquisition date.

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

The following table reconciles basic and diluted net income per share for the three months ended March 31, 2019 and 2018:

	Three Months Ended
(dollars and shares in thousands,	March 31,
except per share data)	2019	2018
Basic Net Income Per Share
Net income	$56,276	$47,983

Weighted average common shares outstanding	174,734	151,721

Basic Net Income Per Share	$0.32	$0.32

Diluted Net Income Per Share
Net income	$56,276	$47,983

Weighted average common shares outstanding	174,734	151,721
Effect of dilutive securities:
Restricted stock	582	569
Stock options (1)	52	80
Weighted average shares outstanding	175,368	152,370

Diluted Net Income Per Share	$0.32	$0.31

(1)

Options to purchase 14 thousand shares and 15 thousand shares outstanding at March 31, 2019 and 2018, respectively, were not included in the computation of net income per diluted share because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 5 – INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at March 31, 2019 and December 31, 2018 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2019
Available-for-Sale
U.S. Treasury	$9,739	$51	$(13)	$9,777
U.S. government-sponsored entities and agencies	703,398	172	(5,056)	698,514
Mortgage-backed securities - Agency	2,557,848	25,070	(22,215)	2,560,703
States and political subdivisions	944,149	21,883	(596)	965,436
Pooled trust preferred securities	13,850	—	(5,727)	8,123
Other securities	327,621	2,573	(2,975)	327,219
Total available-for-sale securities	$4,556,605	$49,749	$(36,582)	$4,569,772

Held-to-Maturity
U.S. government-sponsored entities and agencies	$74,195	$30	$(39)	$74,186
Mortgage-backed securities - Agency	123,627	366	(135)	123,858
States and political subdivisions	287,012	8,880	(59)	295,833
Total held-to-maturity securities	$484,834	$9,276	$(233)	$493,877

December 31, 2018
Available-for-Sale
U.S. Treasury	$5,332	$—	$(31)	$5,301
U.S. government-sponsored entities and agencies	639,458	35	(11,342)	628,151
Mortgage-backed securities - Agency	2,243,774	9,738	(44,217)	2,209,295
States and political subdivisions	932,757	11,113	(3,441)	940,429
Pooled trust preferred securities	13,861	—	(5,366)	8,495
Other securities	337,435	486	(6,176)	331,745
Total available-for-sale securities	$4,172,617	$21,372	$(70,573)	$4,123,416

Held-to-Maturity
U.S. government-sponsored entities and agencies	$73,986	$—	$(1,627)	$72,359
Mortgage-backed securities - Agency	127,120	39	(2,750)	124,409
States and political subdivisions	305,228	6,208	(2,101)	309,335
Total held-to-maturity securities	$506,334	$6,247	$(6,478)	$506,103

Proceeds from sales or calls of available-for-sale investment securities and the resulting realized gains and realized losses were as follows for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
(dollars in thousands)	2019	2018
Proceeds from sales of available-for-sale securities	$8,681	$84,257
Proceeds from calls of available-for-sale securities	23,685	17,436
Total	$32,366	$101,693

Realized gains on sales of available-for-sale securities	$71	$2,008
Realized gains on calls of available-for-sale securities	3	1
Realized losses on sales of available-for-sale securities	(148)	(1,257)
Realized losses on calls of available-for-sale securities	(29)	(49)
Other securities gains (losses) (1)	—	85
Net debt securities gains (losses)	$(103)	$788
(1)

For the three months ended March 31, 2018, other securities gains (losses) included realized gains and losses of equity securities previously classified as trading securities.  For the three months ended March 31, 2019, gains (losses) on equity securities are included in other income.

(1

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

	At March 31, 2019
(dollars in thousands)			Weighted
	Amortized	Fair	Average
Maturity	Cost	Value	Yield
Available-for-Sale
Within one year	$105,019	$105,091	2.49%
One to five years	518,087	518,110	2.46
Five to ten years	583,312	590,229	3.28
Beyond ten years	3,350,187	3,356,342	2.97
Total	$4,556,605	$4,569,772	2.94%

Held-to-Maturity
Within one year	$18,069	$18,179	4.32%
One to five years	34,127	35,080	3.95
Five to ten years	76,905	79,823	4.49
Beyond ten years	355,733	360,795	3.58
Total	$484,834	$493,877	3.78%

The following table summarizes the available-for-sale investment securities with unrealized losses at March 31, 2019 and December 31, 2018 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
March 31, 2019
Available-for-Sale
U.S. Treasury	$4,395	$(2)	$1,481	$(11)	$5,876	$(13)
U.S. government-sponsored entities and agencies	—	—	536,114	(5,056)	536,114	(5,056)
Mortgage-backed securities - Agency	37,689	(179)	1,130,333	(22,036)	1,168,022	(22,215)
States and political subdivisions	544	—	109,859	(596)	110,403	(596)
Pooled trust preferred securities	—	—	8,123	(5,727)	8,123	(5,727)
Other securities	27,648	(128)	155,906	(2,847)	183,554	(2,975)
Total available-for-sale	$70,276	$(309)	$1,941,816	$(36,273)	$2,012,092	$(36,582)

December 31, 2018
Available-for-Sale
U.S. Treasury	$3,829	$(12)	$1,472	$(19)	$5,301	$(31)
U.S. government-sponsored entities and agencies	54,701	(594)	519,911	(10,748)	574,612	(11,342)
Mortgage-backed securities - Agency	82,289	(742)	1,172,984	(43,475)	1,255,273	(44,217)
States and political subdivisions	99,162	(1,340)	151,097	(2,101)	250,259	(3,441)
Pooled trust preferred securities	—	—	8,495	(5,366)	8,495	(5,366)
Other securities	94,607	(1,965)	143,842	(4,211)	238,449	(6,176)
Total available-for-sale	$334,588	$(4,653)	$1,997,801	$(65,920)	$2,332,389	$(70,573)

The following table summarizes the held-to-maturity investment securities with unrecognized losses at March 31, 2019 and December 31, 2018 by aggregated major security type and length of time in a continuous unrecognized loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
March 31, 2019
Held-to-Maturity
U.S. government-sponsored entities and agencies	$—	$—	$41,036	$(964)	$41,036	$(964)
Mortgage-backed securities - Agency	—	—	44,719	(2,190)	44,719	(2,190)
States and political subdivisions	—	—	7,433	(214)	7,433	(214)
Total held-to-maturity	$—	$—	$93,188	$(3,368)	$93,188	$(3,368)

December 31, 2018
Held-to-Maturity
U.S. government-sponsored entities and agencies	$—	$—	$72,359	$(4,642)	$72,359	$(4,642)
Mortgage-backed securities - Agency	4,335	(24)	119,207	(8,006)	123,542	(8,030)
States and political subdivisions	24,533	(983)	70,022	(3,556)	94,555	(4,539)
Total held-to-maturity	$28,868	$(1,007)	$261,588	$(16,204)	$290,456	$(17,211)

The unrecognized losses on held-to-maturity investment securities presented in the table above include unrecognized losses on securities that were transferred from available-for-sale to held-to-maturity totaling $3.1 million at March 31, 2019 and $10.7 million at December 31, 2018.

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

There was no OTTI recorded during the three months ended March 31, 2019 or 2018.

At March 31, 2019, Old National’s securities portfolio consisted of 2,057 securities, 532 of which were in an unrealized loss position.  The unrealized losses attributable to our U.S. Treasury, U.S. government-sponsored entities and agencies, agency mortgage-backed securities, states and political subdivisions, and other securities are the result of fluctuations in interest rates.  Our pooled trust preferred securities are discussed below.  At March 31, 2019, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell any securities.

Pooled Trust Preferred Securities

At March 31, 2019, our securities portfolio contained two pooled trust preferred securities with a fair value of $8.1 million and unrealized losses of $5.7 million.  These securities are not subject to FASB ASC 325-10 and are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows.  For the three months ended March 31, 2019 and 2018, our analysis indicated no OTTI on these securities.

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

Trust preferred securities								Actual	Expected	Excess
March 31, 2019								Deferrals	Defaults as	Subordination
(dollars in thousands)							# of Issuers	and Defaults	a % of	as a % of
		Lowest			Unrealized	Realized	Currently	as a % of	Remaining	Current
		Credit	Amortized	Fair	Gain/	Losses	Performing/	Original	Performing	Performing
	Class	Rating (1)	Cost	Value	(Loss)	2019	Remaining	Collateral	Collateral	Collateral
Pooled trust preferred securities:
Pretsl XXVII LTD	B	B	$4,334	$2,298	$(2,036)	$—	33/43	17.2%	4.5%	36.2%
Trapeza Ser 13A	A2A	BBB	9,516	5,825	(3,691)	—	44/49	4.5%	4.5%	55.7%
			13,850	8,123	(5,727)	—
Single Issuer trust preferred securities:
JP Morgan Chase & Co		BBB-	4,790	4,375	(415)	—

Total			$18,640	$12,498	$(6,142)	$—

(1)Lowest rating for the security provided by any nationally recognized credit rating agency.

Equity securities are recorded at fair value and totaled $6.2 million at March 31, 2019 and $5.6 million at December 31, 2018.  There were gains on equity securities of $0.2 million during the three months ended March 31, 2019 and  $0.1 million during the three months ended March 31, 2018.  Old National also has equity securities without readily determinable fair values that are included in other assets that totaled $76.6 million at March 31, 2019 and $79.2 million at December 31, 2018.  These are illiquid investments that consist of partnerships, limited liability companies, and other ownership interests that support affordable housing, economic development, and community revitalization initiatives in low-to-moderate income neighborhoods.  There have been no impairments or downward adjustments on these securities in the three months ended March 31, 2019 or 2018.

NOTE 6 – LOANS HELD FOR SALE

Mortgage loans held for immediate sale in the secondary market were $14.1 million at March 31, 2019, compared to $14.9 million at December 31, 2018.  Residential loans that Old National has originated with the intent to sell are recorded at fair value in accordance with FASB ASC 825-10, Financial Instruments.  Conventional mortgage production is sold on a servicing retained basis.  Certain loans, such as government guaranteed mortgage loans are sold on servicing released basis.

NOTE 7 – LOANS AND ALLOWANCE FOR LOAN LOSSES

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

The composition of loans by lending classification was as follows:

	March 31,	December 31,
(dollars in thousands)	2019	2018
Commercial (1)	$3,042,790	$3,232,970
Commercial real estate:
Construction	552,825	504,625
Other	4,470,795	4,454,226
Residential real estate	2,243,885	2,248,404
Consumer credit:
Home equity	553,264	589,322
Auto	1,034,347	1,059,633
Other	171,071	154,712
Total loans	12,068,977	12,243,892
Allowance for loan losses	(55,559)	(55,461)
Net loans	$12,013,418	$12,188,431

(1)	Includes direct finance leases of $57.6 million at March 31, 2019 and $60.0 million at December 31, 2018.

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

At 194%, Old National Bank’s commercial real estate loans as a percentage of its risk-based capital remained well below the regulatory guideline limit of 300% at March 31, 2019.

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

Old National’s activity in the allowance for loan losses for the three months ended March 31, 2019 and 2018 was as follows:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Residential	Consumer	Total
Three Months Ended March 31, 2019
Balance at beginning of period	$21,742	$23,470	$2,277	$7,972	$55,461
Charge-offs	(160)	(235)	(178)	(2,319)	(2,892)
Recoveries	375	570	72	930	1,947
Provision	(1,551)	1,364	131	1,099	1,043
Balance at end of period	$20,406	$25,169	$2,302	$7,682	$55,559

Three Months Ended March 31, 2018
Balance at beginning of period	$19,246	$21,436	$1,763	$7,936	$50,381
Charge-offs	(245)	(3)	(362)	(2,075)	(2,685)
Recoveries	511	484	148	1,162	2,305
Provision	79	(1,121)	214	1,208	380
Balance at end of period	$19,591	$20,796	$1,763	$8,231	$50,381

The following table provides Old National’s recorded investment in loans by portfolio segment at March 31, 2019 and December 31, 2018 and other information regarding the allowance:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Residential	Consumer	Total
March 31, 2019
Allowance for loan losses:
Individually evaluated for impairment	$4,534	$6,336	$—	$—	$10,870
Collectively evaluated for impairment	15,867	18,680	2,301	7,528	44,376
Loans acquired with deteriorated credit quality	5	153	1	154	313
Total allowance for loan losses	$20,406	$25,169	$2,302	$7,682	$55,559
Loans and leases outstanding:
Individually evaluated for impairment	$34,660	$78,055	$—	$—	$112,715
Collectively evaluated for impairment	3,002,256	4,921,352	2,234,966	1,755,393	11,913,967
Loans acquired with deteriorated credit quality	5,874	24,213	8,919	3,289	42,295
Total loans and leases outstanding	$3,042,790	$5,023,620	$2,243,885	$1,758,682	$12,068,977

December 31, 2018
Allowance for loan losses:
Individually evaluated for impairment	$6,035	$8,306	$—	$—	$14,341
Collectively evaluated for impairment	15,700	14,845	2,276	7,821	40,642
Loans acquired with deteriorated credit quality	7	319	1	151	478
Total allowance for loan losses	$21,742	$23,470	$2,277	$7,972	$55,461
Loans and leases outstanding:
Individually evaluated for impairment	$35,410	$83,104	$—	$—	$118,514
Collectively evaluated for impairment	3,191,367	4,850,356	2,239,147	1,800,115	12,080,985
Loans acquired with deteriorated credit quality	6,193	25,391	9,257	3,552	44,393
Total loans and leases outstanding	$3,232,970	$4,958,851	$2,248,404	$1,803,667	$12,243,892

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

Pass rated loans are those loans that are other than criticized, classified – substandard, classified – nonaccrual, or classified – doubtful.

The risk category of commercial and commercial real estate loans by class of loans at March 31, 2019 and December 31, 2018 was as follows:

(dollars in thousands)			Commercial		Commercial
			Real Estate -		Real Estate -
Corporate Credit Exposure	Commercial		Construction		Other
Credit Risk Profile by	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
Internally Assigned Grade	2019	2018	2019	2018	2019	2018
Grade:
Pass	$2,837,646	$3,029,130	$494,410	$460,158	$4,140,815	$4,167,902
Criticized	106,501	98,798	43,161	29,368	119,173	110,586
Classified - substandard	64,597	66,394	746	1,275	141,357	102,961
Classified - nonaccrual	22,982	29,003	14,508	13,824	33,870	37,441
Classified - doubtful	11,064	9,645	—	—	35,580	35,336
Total	$3,042,790	$3,232,970	$552,825	$504,625	$4,470,795	$4,454,226

Old National considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential and consumer loan classes, Old National also evaluates credit quality based on the aging status of the loan and by payment activity.  The following table presents the recorded investment in residential and consumer loans based on payment activity at March 31, 2019 and December 31, 2018:

		Consumer
		Home
(dollars in thousands)	Residential	Equity	Auto	Other
March 31, 2019
Performing	$2,218,094	$548,501	$1,031,049	$170,046
Nonperforming	25,791	4,763	3,298	1,025
Total	$2,243,885	$553,264	$1,034,347	$171,071

December 31, 2018
Performing	$2,223,450	$586,235	$1,057,038	$153,113
Nonperforming	24,954	3,087	2,595	1,599
Total	$2,248,404	$589,322	$1,059,633	$154,712

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

The following table shows Old National’s impaired loans at March 31, 2019 and December 31, 2018, respectively.  Only purchased loans that have experienced subsequent impairment since the date acquired (excluding loans acquired with deteriorated credit quality) are included in the table below.

		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
March 31, 2019
With no related allowance recorded:
Commercial	$25,345	$25,552	$—
Commercial Real Estate - Construction	10,953	10,953	—
Commercial Real Estate - Other	39,143	40,043	—
Residential	2,302	2,323	—
Consumer	958	1,130	—
With an allowance recorded:
Commercial	9,315	9,368	4,534
Commercial Real Estate - Construction	3,555	3,555	1,634
Commercial Real Estate - Other	24,404	24,404	4,702
Residential	873	873	44
Consumer	1,373	1,373	69
Total	$118,221	$119,574	$10,983

December 31, 2018
With no related allowance recorded:
Commercial	$22,031	$22,292	$—
Commercial Real Estate - Other	41,126	41,914	—
Residential	2,276	2,296	—
Consumer	362	535	—
With an allowance recorded:
Commercial	13,379	13,432	6,035
Commercial Real Estate - Construction	13,824	13,824	1,830
Commercial Real Estate - Other	28,154	28,154	6,476
Residential	889	889	44
Consumer	2,013	2,013	101
Total	$124,054	$125,349	$14,486

The average balance of impaired loans during the three months ended March 31, 2019 and 2018 are included in the table below.

	Three Months Ended
	March 31,
(dollars in thousands)	2019	2018
Average Recorded Investment
With no related allowance recorded:
Commercial	$23,688	$20,714
Commercial Real Estate - Construction	5,477	—
Commercial Real Estate - Other	40,135	40,801
Residential	2,289	2,275
Consumer	660	1,842
With an allowance recorded:
Commercial	11,347	7,468
Commercial Real Estate - Construction	8,690	905
Commercial Real Estate - Other	26,279	23,672
Residential	881	910
Consumer	1,693	2,117
Total	$121,139	$100,704

Old National does not record interest on nonaccrual loans until principal is recovered.  Interest income recognized on impaired loans during the three months ended March 31, 2019 and 2018 was immaterial.

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

Old National’s past due loans at March 31, 2019 and December 31, 2018 were as follows:

			Past Due
			90 Days or
	30-59 Days	60-89 Days	More and		Total
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual (1)	Past Due	Current
March 31, 2019
Commercial	$1,308	$888	$98	$34,046	$36,340	$3,006,450
Commercial Real Estate:
Construction	—	—	—	14,508	14,508	538,317
Other	1,656	1,858	140	69,450	73,104	4,397,691
Residential	25,297	855	49	25,791	51,992	2,191,893
Consumer:
Home equity	786	310	158	4,763	6,017	547,247
Auto	4,667	790	89	3,298	8,844	1,025,503
Other	494	110	26	1,025	1,655	169,416
Total loans	$34,208	$4,811	$560	$152,881	$192,460	$11,876,517

December 31, 2018
Commercial	$3,627	$279	$52	$38,648	$42,606	$3,190,364
Commercial Real Estate:
Construction	—	—	—	13,824	13,824	490,801
Other	1,633	500	40	72,777	74,950	4,379,276
Residential	25,947	3,437	258	24,954	54,596	2,193,808
Consumer:
Home equity	1,434	960	456	3,087	5,937	583,385
Auto	7,091	1,903	377	2,595	11,966	1,047,667
Other	711	210	170	1,599	2,690	152,022
Total loans	$40,443	$7,289	$1,353	$157,484	$206,569	$12,037,323

(1)

Includes purchased credit impaired loans of $19.6 million at March 31, 2019 and $20.5 million at December 31, 2018 that are categorized as nonaccrual for credit analysis purposes because the collection of principal or interest is doubtful.  However, these loans are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

Loan Participations

Old National has loan participations, which qualify as participating interests, with other financial institutions.  At March 31, 2019, these loans totaled $952.5 million, of which $471.6 million had been sold to other financial institutions and $480.9 million was retained by Old National.  The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.

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

When a residential or consumer loan is identified as a TDR, the loan is typically written down to its collateral value less selling costs.

The following table presents activity in TDRs for the three months ended March 31, 2019 and 2018:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Residential	Consumer	Total
Three Months Ended March 31, 2019
Balance at beginning of period	$10,275	$27,671	$3,390	$2,374	$43,710
(Charge-offs)/recoveries	(7)	(75)	—	(3)	(85)
(Payments)/disbursements	(1,029)	(1,562)	(143)	(58)	(2,792)
Additions	2,407	3,103	—	—	5,510
Balance at end of period	$11,646	$29,137	$3,247	$2,313	$46,343

Three Months Ended March 31, 2018
Balance at beginning of period	$12,088	$34,705	$3,315	$3,895	$54,003
(Charge-offs)/recoveries	(129)	(10)	23	298	182
(Payments)/disbursements	(580)	(773)	(280)	(605)	(2,238)
Additions	539	566	—	432	1,537
Balance at end of period	$11,918	$34,488	$3,058	$4,020	$53,484

TDRs included with nonaccrual loans totaled $27.0 million at March 31, 2019 and $26.3 million at December 31, 2018.  Old National has allocated specific reserves to customers whose loan terms have been modified in TDRs totaling $3.8 million at March 31, 2019 and $3.0 million at December 31, 2018.  At March 31, 2019, Old National had committed to lend an additional $5.0 million to customers with outstanding loans that are classified as TDRs.

The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the three months ended March 31, 2019 and 2018 are the same except for when the loan modifications involve the forgiveness of principal.  The following table presents loans by class modified as TDRs that occurred during the three months ended March 31, 2019 and 2018:

		Pre-modification	Post-modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
(dollars in thousands)	of Loans	Investment	Investment
Three Months Ended March 31, 2019
TDR:
Commercial	3	$2,407	$2,407
Commercial Real Estate - Other	1	3,103	3,103
Total	4	$5,510	$5,510

Three Months Ended March 31, 2018
TDR:
Commercial	1	$539	$539
Commercial Real Estate - Other	1	566	566
Consumer	1	432	432
Total	3	$1,537	$1,537

The TDRs that occurred during the three months ended March 31, 2019 and 2018 did not have a material impact on the allowance for loan losses and resulted in no charge-offs during the three months ended March 31, 2019 or 2018.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

TDRs for which there was a payment default within twelve months following the modification were insignificant during the three months ended March 31, 2019 and 2018.

The terms of certain other loans were modified during 2019 and 2018 that did not meet the definition of a TDR.  It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have extended the maturity date.  In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification.  The evaluation is performed under our internal underwriting policy.  We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral or a bona fide guarantee.  We also consider whether the modification was insignificant relative to the other terms of the agreement or the delay in a payment.

PCI loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition.  If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually.  If the PCI loan is being accounted for as part of a pool, it will not be removed from the pool.  As of March 31, 2019, it has not been necessary to remove any loans from PCI accounting.

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

Old National has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  For these loans that meet the criteria of ASC 310-30 treatment, the carrying amount was as follows:

	March 31,	December 31,
(dollars in thousands)	2019	2018
Commercial	$5,874	$6,193
Commercial real estate	24,213	25,391
Residential	8,919	9,257
Consumer	3,289	3,552
Carrying amount	42,295	44,393
Allowance for loan losses	(313)	(478)
Carrying amount, net of allowance	$41,982	$43,915

The outstanding balance of loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties, was $243.7 million at March 31, 2019 and $246.9 million at December 31, 2018.

The accretable difference on PCI loans is the difference between the expected cash flows and the net present value of expected cash flows with such difference accreted into earnings using the effective yield method over the term of the loans.  Accretion recorded as loan interest income totaled $2.0 million during the three months ended March 31, 2019 and $4.5 million during the three months ended March 31, 2018. Improvement in cash flow expectations has resulted in a reclassification from nonaccretable difference to accretable yield as shown in the table below.

Accretable yield of PCI loans, or income expected to be collected, was as follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2019	2018
Balance at beginning of period	$25,051	$27,835
Accretion of income	(1,968)	(4,526)
Reclassifications from (to) nonaccretable difference	1,306	1,379
Disposals/other adjustments	—	4
Balance at end of period	$24,389	$24,692

Included in Old National’s allowance for loan losses is $0.3 million related to the purchased loans disclosed above at March 31, 2019 and $0.5 million at December 31, 2018.

PCI loans purchased during 2018 for which it was probable at acquisition that all contractually required payments would not be collected were as follows:

(dollars in thousands)	Klein (1)
Contractually required payments	$18,568
Nonaccretable difference	(4,521)
Cash flows expected to be collected at acquisition	14,047
Accretable yield	(2,384)
Fair value of acquired loans at acquisition	$11,663

(1)	Old National acquired Klein effective November 1, 2018.

Income would not be recognized on certain purchased loans if Old National could not reasonably estimate cash flows to be collected.  Old National had no purchased loans for which it could not reasonably estimate cash flows to be collected.

NOTE 8 – OTHER REAL ESTATE OWNED

The following table presents activity in other real estate owned for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
(dollars in thousands)	2019	2018
Balance at beginning of period	$3,232	$8,810
Additions	394	550
Sales	(272)	(2,351)
Impairments	(75)	(274)
Balance at end of period (1)	$3,279	$6,735

(1)	Includes repossessed personal property of $0.4 million at March 31, 2019 and $0.3 million at March 31, 2018.

Foreclosed residential real estate property included in the table above totaled $1.2 million at March 31, 2019 and $1.3 million at December 31, 2018.  Consumer mortgage loans collateralized by residential real property that were in the process of foreclosure totaled $3.7 million at March 31, 2019 and $4.9 million at December 31, 2018.

NOTE 9 – PREMISES AND EQUIPMENT

The composition of premises and equipment at March 31, 2019 and December 31, 2018 was as follows:

	March 31,	December 31,
(dollars in thousands)	2019	2018
Land	$79,314	$79,231
Buildings	372,231	365,102
Furniture, fixtures, and equipment	108,457	107,862
Leasehold improvements	43,153	42,288
Total	603,155	594,483
Accumulated depreciation	(112,939)	(108,571)
Premises and equipment, net	$490,216	$485,912

Depreciation expense was $6.4 million for the three months ended March 31, 2019, compared to $5.8 million for the three months ended March 31, 2018.

Finance Leases

Old National leases three branch buildings and certain equipment under finance leases that are included in premises and equipment.  See Notes 10 and 16 to the consolidated financial statements for detail regarding these leases.

NOTE 10 – LEASES

Old National adopted FASB Topic 842 as of January 1, 2019.  See Note 2 to the consolidated financial statements regarding transition guidance related to the new standard.

Old National determines if an arrangement is or contains a lease at contract inception.  Operating leases are included in operating lease right-of-use assets and operating lease liabilities in our consolidated balance sheet at March 31, 2019.  Finance leases are included in premises and equipment and other borrowings in our consolidated balance sheets at March 31, 2019 and 2018, and December 31, 2018.

Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.  Right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.  In determining the present value of lease payments, we use the implicit lease rate when readily determinable.  As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date.  The incremental borrowing rate is the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment.

Old National has operating and finance leases for land, office space, banking centers, and equipment.  These leases are generally for periods of 10 to 20 years with various renewal options.  We include certain renewal options in the measurement of our right-of-use assets and lease liabilities if they are reasonably certain to be exercised.  Variable lease payments that are dependent on an index or a rate are initially measured using the index or rate at the commencement date and are included in the measurement of the lease liability. Variable lease payments that are not dependent on an index or a rate are excluded from the measurement of the lease liability and are recognized in profit and loss in accordance with Topic 842.  Variable lease payments are defined as payments made for the right to use an asset that vary because of changes in facts or circumstances occurring after the commencement date, other than the passage of time.

We have made a policy election to exclude the recognition requirements of Topic 842 to all classes of leases with original terms of 12 months or less.  Instead, the short-term lease payments are recognized in profit or loss on a straight-line basis over the lease term.

Old National has lease agreements with lease and non-lease components, which are generally accounted for separately.  For real estate leases, non-lease components and other non-components, such as common area maintenance charges, real estate taxes, and insurance are not included in the measurement of the lease liability since they are generally able to be segregated.  For certain equipment leases, Old National accounts for the lease and non-lease components as a single lease component using the practical expedient available for that class of assets.  Additionally, for certain equipment leases, Old National applies a portfolio approach to effectively account for the operating lease right-of-use assets and liabilities.

Old National does not have any material sub-lease agreements.

The components of lease expense were as follows:

Three Months Ended
(dollars in thousands)	March 31, 2019
Operating lease cost	$4,402
Finance lease cost:
Amortization of right-of-use assets	158
Interest on lease liabilities	81
Short-term lease cost	1
Sub-lease income	(179)
Total	$4,463

Lease expense for operating leases for the three months ended March 31, 2018 was $4.4 million.

Supplemental balance sheet information related to leases was as follows:

(dollars in thousands)	March 31, 2019
Operating Leases
Operating lease right-of-use assets	$109,916
Operating lease liabilities	114,040

Finance Leases
Premises and equipment, net	7,335
Other borrowings	7,432

Weighted-Average Remaining Lease Term
Operating leases	11.0 years
Finance leases	12.1 years

Weighted-Average Discount Rate
Operating leases	3.45%
Finance leases	4.48%

Supplemental cash flow information related to leases was as follows:

Three Months Ended
(dollars in thousands)	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,436
Operating cash flows from finance leases	81
Financing cash flows from finance leases	111

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	117,739
Finance leases	7,542

The following table presents a maturity analysis of the Company’s lease liability by lease classification at March 31, 2019:

	Operating	Finance
(dollars in thousands)	Leases	Leases
2019	$13,094	$573
2020	16,764	768
2021	15,690	772
2022	14,131	778
2023	9,674	791
Thereafter	68,974	6,030
Total undiscounted lease payments	138,327	9,712
Less amounts representing interest	(24,287)	(2,280)
Lease liability	$114,040	$7,432

Old National leases certain office space and buildings to unrelated parties in exchange for consideration.  All of these tenant leases are classified as operating leases.  The following table presents a maturity analysis of the Company’s tenant leases at March 31, 2019:

Tenant
(dollars in thousands)	Leases
2019	$1,457
2020	1,473
2021	1,200
2022	831
2023	690
Thereafter	2,538
Total undiscounted lease payments	$8,189

NOTE 11 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in the carrying amount of goodwill for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
(dollars in thousands)	2019	2018
Balance at beginning of period	$1,036,258	$828,051
Acquisition adjustments	—	753
Balance at end of period	$1,036,258	$828,804

Goodwill is reviewed annually for impairment.  No events or circumstances since the August 31, 2018 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.  See Note 3 to the consolidated financial statements for detail regarding changes in goodwill recorded in 2018 associated with acquisitions.

The gross carrying amount and accumulated amortization of other intangible assets at March 31, 2019 and December 31, 2018 were as follows:

	Gross	Accumulated	Net
	Carrying	Amortization	Carrying
(dollars in thousands)	Amount	and Impairment	Amount
March 31, 2019
Core deposit	$119,051	$(51,588)	$67,463
Customer trust relationships	16,547	(11,466)	5,081
Total intangible assets	$135,598	$(63,054)	$72,544

December 31, 2018
Core deposit	$129,100	$(57,524)	$71,576
Customer trust relationships	16,547	(11,107)	5,440
Total intangible assets	$145,647	$(68,631)	$77,016

Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years.

Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.  No impairment charges were recorded during the three months ended March 31, 2019 or 2018.  Total amortization expense associated with intangible assets was $4.5 million for the three months ended March 31, 2019, compared to $3.6 million for the three months ended March 31, 2018.

Estimated amortization expense for future years is as follows:

(dollars in thousands)
2019 remaining	$12,439
2020	14,091
2021	11,336
2022	9,014
2023	7,053
Thereafter	18,611
Total	$72,544

NOTE 12 – LOAN SERVICING RIGHTS

At March 31, 2019, loan servicing rights derived from loans sold with servicing retained totaled $24.3 million, compared to $24.5 million at December 31, 2018.  Loans serviced for others are not reported as assets.  The principal balance of loans serviced for others was $3.290 billion at March 31, 2019, compared to $3.306 billion at December 31, 2018.  Approximately 99.7% of the loans serviced for others at March 31, 2019 were residential mortgage loans.  Custodial escrow balances maintained in connection with serviced loans were $25.7 million at March 31, 2019 and $10.7 million at December 31, 2018.

The following table summarizes the carrying values and activity related to loan servicing rights and the related valuation allowance for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
(dollars in thousands)	2019	2018
Balance at beginning of period	$24,512	$24,690
Additions	659	770
Amortization	(900)	(1,060)
Balance before valuation allowance at end of period	24,271	24,400
Valuation allowance:
Balance at beginning of period	(15)	(29)
(Additions)/recoveries	(2)	9
Balance at end of period	(17)	(20)
Loan servicing rights, net	$24,254	$24,380

At March 31, 2019, the fair value of servicing rights was $26.2 million, which was determined using a discount rate of 12% and a weighted average prepayment speed of 137% PSA.  At December 31, 2018, the fair value of servicing rights was $27.4 million, which was determined using a discount rate of 12% and a weighted average prepayment speed of 119% PSA.

NOTE 13 – QUALIFIED AFFORDABLE HOUSING PROJECTS AND OTHER TAX CREDIT INVESTMENTS

Old National is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects.  As of March 31, 2019, Old National expects to recover its remaining investments through the use of the tax credits that are generated by the investments.

The following table summarizes Old National’s investments in qualified affordable housing projects and other tax credit investments at March 31, 2019 and December 31, 2018:

(dollars in thousands)		March 31, 2019		December 31, 2018
			Unfunded		Unfunded
Investment	Accounting Method	Investment	Commitment (1)	Investment	Commitment
LIHTC	Proportional amortization	$27,554	$1,365	$28,396	$2,238
FHTC	Equity	16,815	17,027	16,815	17,945
CReED	Equity	13	—	17	538
Renewable Energy	Equity	8,907	9,536	9,176	17,827
Total		$53,289	$27,928	$54,404	$38,548

(1)	All commitments will be paid by Old National by 2027.

The following table summarizes the amortization expense and tax benefit recognized for Old National’s qualified affordable housing projects and other tax credit investments for the three months ended March 31, 2019 and 2018:

		Tax Expense
	Amortization	(Benefit)
(dollars in thousands)	Expense (1)	Recognized (2)
Three Months Ended March 31, 2019
LIHTC	$792	$(1,042)
FHTC	—	—
Renewable Energy	260	(244)
Total	$1,052	$(1,286)

Three Months Ended March 31, 2018
LIHTC	$639	$(831)
FHTC	—	(1,948)
Renewable Energy	716	(3,415)
Total	$1,355	$(6,194)

(1)	The amortization expense for the LIHTC investments is included in our income tax expense. The amortization expense for the FHTC and Renewable Energy tax credits is included in noninterest expense.
(2)

All of the tax benefits recognized are included in our income tax expense.  The tax benefit recognized for the FHTC and Renewable Energy investments primarily reflects the tax credits generated from the investments and excludes the net tax expense (benefit) of the investments’ income (loss).

NOTE 14 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured borrowings.  Old National pledges investment securities to secure these borrowings. The following table presents securities sold under agreements to repurchase and related weighted-average interest rates at or for the three months ended March 31:

(dollars in thousands)	2019	2018
Outstanding at March 31,	$342,480	$308,189
Average amount outstanding	361,261	342,682
Maximum amount outstanding at any month-end	367,884	336,319
Weighted-average interest rate:
During the three months ended March 31,	0.74%	0.42%
At March 31,	0.79	0.48

The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At March 31, 2019
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to		Greater Than
(dollars in thousands)	Continuous	30 Days	30-90 Days	90 days	Total
Repurchase Agreements:
U.S. Treasury and agency securities	$342,480	$—	$—	$—	$342,480
Total	$342,480	$—	$—	$—	$342,480

The fair value of securities pledged to secure repurchase agreements may decline.  Old National has pledged securities valued at 119% of the gross outstanding balance of repurchase agreements at March 31, 2019 to manage this risk.

NOTE 15 – FEDERAL HOME LOAN BANK ADVANCES

The following table summarizes Old National Bank’s FHLB advances at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
(dollars in thousands)	2019	2018
FHLB advances (fixed rates 1.50% to 6.08% and variable rates 2.81% to 2.94%) maturing April 2019 to October 2028	$1,703,573	$1,603,643
ASC 815 fair value hedge and other basis adjustments	16,371	9,838
Total other borrowings	$1,719,944	$1,613,481

FHLB advances had weighted-average rates of 2.49%  at March 31, 2019 and 2.56% at December 31, 2018.  Investment securities and residential real estate loans collateralize these borrowings up to 140%  of outstanding debt.

Contractual maturities of FHLB advances at March 31, 2019 were as follows:

(dollars in thousands)
Due in 2019	$126,408
Due in 2020	100,000
Due in 2021	20,000
Due in 2022	57,000
Due in 2023	164
Thereafter	1,400,001
ASC 815 fair value hedge and other basis adjustments	16,371
Total	$1,719,944

NOTE 16 – OTHER BORROWINGS

The following table summarizes Old National’s other borrowings at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
(dollars in thousands)	2019	2018
Old National Bancorp:
Senior unsecured notes (fixed rate 4.125%) maturing August 2024	$175,000	$175,000
Unamortized debt issuance costs related to senior unsecured notes	(831)	(870)
Junior subordinated debentures (variable rates of 3.93% to 6.39%) maturing April 2032 to June 2037	60,310	60,310
Other basis adjustments	(2,910)	(3,046)
Old National Bank:
Finance lease liabilities	7,432	5,262
Subordinated debentures (fixed rate 5.75%)	12,000	12,000
Other	583	(773)
Total other borrowings	$251,584	$247,883

Contractual maturities of other borrowings at March 31, 2019 were as follows:

(dollars in thousands)
Due in 2019	$338
Due in 2020	471
Due in 2021	494
Due in 2022	521
Due in 2023	557
Thereafter	252,361
Unamortized debt issuance costs and other basis adjustments	(3,158)
Total	$251,584

Senior Notes

In August 2014, Old National issued $175.0 million of senior unsecured notes with a 4.125% interest rate.  These notes pay interest on February 15 and August 15.  The notes mature on August 15, 2024.

Junior Subordinated Debentures

Junior subordinated debentures related to trust preferred securities are classified in “other borrowings.”  On November 1, 2017, Old National acquired Anchor (MN) and exceeded $15 billion in assets.  As a result, these securities can only be treated as Tier 2 capital for regulatory purposes, subject to certain limitations.  Prior to the fourth quarter of 2017, these securities qualified as Tier 1 capital for regulatory purposes.

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

The following table summarizes the terms of our outstanding junior subordinated debentures at March 31, 2019:

(dollars in thousands)				Rate at
		Issuance		March 31,
Name of Trust	Issuance Date	Amount	Rate	2019	Maturity Date
VFSC Capital Trust I	April 2002	$3,093	6-month LIBOR plus 3.70%	6.39%	April 22, 2032
VFSC Capital Trust II	October 2002	4,124	3-month LIBOR plus 3.45%	6.14%	November 7, 2032
VFSC Capital Trust III	April 2004	3,093	3-month LIBOR plus 2.80%	5.39%	September 8, 2034
St. Joseph Capital Trust II	March 2005	5,000	3-month LIBOR plus 1.75%	4.36%	March 17, 2035
Anchor Capital Trust III	August 2005	5,000	3-month LIBOR plus 1.55%	4.14%	September 30, 2035
Tower Capital Trust 2	December 2005	8,000	3-month LIBOR plus 1.34%	3.93%	December 30, 2035
Home Federal Statutory Trust I	September 2006	15,000	3-month LIBOR plus 1.65%	4.26%	September 15, 2036
Monroe Bancorp Capital Trust I	July 2006	3,000	3-month LIBOR plus 1.60%	4.39%	October 7, 2036
Tower Capital Trust 3	December 2006	9,000	3-month LIBOR plus 1.69%	4.32%	March 1, 2037
Monroe Bancorp Statutory Trust II	March 2007	5,000	3-month LIBOR plus 1.60%	4.21%	June 15, 2037
Total		$60,310

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

Finance Lease Liabilities

Old National has long-term finance lease liabilities for certain banking centers totaling $7.4 million.  The economic substance of these leases is that Old National is financing the acquisition of the building through the lease and accordingly, the building is recorded as a right-of-use asset in premises and equipment and the lease is recorded as a liability in other borrowings.  The right-of-use assets and lease liabilities are initially measured at the present value of the lease payments over the lease term using Old National’s incremental borrowing rate based on the information available at the commencement date of the lease.  See Note 10 to the consolidated financial statements for a maturity analysis of the Company’s finance lease liabilities.

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes within each classification of AOCI, net of tax, for the three months ended March 31, 2019 and 2018:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sale Debt Securities	Unrealized Gains and Losses on Held-to- Maturity Securities	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Total
Three Months Ended March 31, 2019
Balance at beginning of period	$(37,348)	$(8,515)	$1,099	$(186)	$(44,950)
Other comprehensive income (loss) before reclassifications	47,711	—	(296)	—	47,415
Amounts reclassified from AOCI to income (1)	79	351	(290)	15	155
Balance at end of period	$10,442	$(8,164)	$513	$(171)	$2,620

Three Months Ended March 31, 2018
Balance at beginning of period	$(35,557)	$(12,107)	$(2,337)	$(271)	$(50,272)
Amount reclassified from AOCI to retained earnings for cumulative effect of change in accounting principle	—	—	(52)	—	(52)
Amounts reclassified from AOCI to retained earnings related to the Tax Cuts and Jobs Act of 2017	(7,583)	(2,600)	(509)	(59)	(10,751)
Other comprehensive income (loss) before reclassifications	(8,872)	4,514	3,444	—	(914)
Amounts reclassified from AOCI to income (1)	(593)	456	580	20	463
Balance at end of period	$(52,605)	$(9,737)	$1,126	$(310)	$(61,526)

(1)	See table below for details about reclassifications to income.

The following table summarizes the significant amounts reclassified out of each component of AOCI for the three months ended March 31, 2019 and 2018:

	Amount Reclassified		Affected Line Item in the
Details about AOCI Components	from AOCI		Statement of Income
	Three Months Ended
	March 31,
(dollars in thousands)	2019	2018
Unrealized gains and losses on available-for-sale debt securities	$(103)	$788	Net debt securities gains (losses)
	24	(195)	Income tax (expense) benefit
	$(79)	$593	Net income
Unrealized gains and losses on held-to-maturity securities	$(457)	$(591)	Interest income (expense)
	106	135	Income tax (expense) benefit
	$(351)	$(456)	Net income
Gains and losses on cash flow hedges Interest rate contracts	$385	$(769)	Interest income (expense)
	(95)	189	Income tax (expense) benefit
	$290	$(580)	Net income
Amortization of defined benefit pension items
Actuarial gains (losses)	$(20)	$(51)	Salaries and employee benefits
	5	31	Income tax (expense) benefit
	$(15)	$(20)	Net income

Total reclassifications for the period	$(155)	$(463)	Net income

NOTE 18 – EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plan

The Employee Stock Ownership and Savings Plan (the “401(k) Plan”) permits employees to participate the first month following one month of service.  During the second quarter of 2018, Old National increased its match to 75% of employee compensation deferral contributions of the first 4% of compensation, and 50% of the next 4% of compensation.  The change was retroactive for all of 2018.  Contribution expense under the 401(k) Plan was $2.8 million in the three months ended March 31, 2019, compared to $1.5 million in the three months ended March 31, 2018.

NOTE 19 – SHARE-BASED COMPENSATION

At March 31, 2019, Old National had 3.9 million shares remaining available for issuance under the Company’s Amended and Restated 2008 Incentive Compensation Plan.  The granting of awards to key employees is typically in the form of restricted stock awards or units.

Restricted Stock Awards

Old National granted 82 thousand time-based restricted stock awards to certain key officers during the three months ended March 31, 2019, with shares vesting generally over a thirty-six month period.  Compensation expense is recognized on a straight-line basis over the vesting period.  Shares are subject to certain restrictions and risk of forfeiture by the participants.  At March 31, 2019, unrecognized compensation expense was estimated to be $4.9 million for unvested restricted stock awards.  The cost is expected to be recognized over a weighted-average period of 2.0 years.

Old National recorded share-based compensation expense related to restricted stock awards of $0.6 million, net of tax, during the three months ended March 31, 2019, compared to $0.5 million, net of tax, during the three months ended March 31, 2018.

Restricted Stock Units

Old National granted 326 thousand shares of performance based restricted stock units to certain key officers during the three months ended March 31, 2019, with shares vesting at the end of a thirty-six month period based on the achievement of certain targets.  For certain awards, the level of performance could increase or decrease the percentage of shares earned.  Compensation expense is recognized on a straight-line basis over the vesting period.  Shares are subject to certain restrictions and risk of forfeiture by the participants.  At March 31, 2019, unrecognized compensation expense was estimated to be $7.8 million.  The cost is expected to be recognized over a weighted-average period of 2.2 years.

Old National recorded share-based compensation expense related to restricted stock units of $0.8 million, net of tax, during the three months ended March 31, 2019, compared to $0.9 million, net of tax, during the three months ended March 31, 2018.

Stock Options

Old National has not granted stock options since 2009.  However, Old National did acquire stock options through prior year acquisitions.  Old National did not record any share-based compensation expense related to these stock options during the three months ended March 31, 2019 or 2018.

Stock Appreciation Rights

Old National has never granted stock appreciation rights.  However, Old National did acquire stock appreciation rights through a prior year acquisition.  Old National did not record any incremental expense associated with the conversion of these stock appreciation rights during the three months ended March 31, 2019 or 2018.  At March 31, 2019, 61 thousand stock appreciation rights remained outstanding.

NOTE 20 – INCOME TAXES

Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statements of income:

	Three Months Ended
	March 31,
(dollars in thousands)	2019	2018
Provision at statutory rate of 21%	$14,570	$11,117
Tax-exempt income:
Tax-exempt interest	(2,531)	(2,191)
Section 291/265 interest disallowance	111	62
Company-owned life insurance income	(669)	(547)
Tax-exempt income	(3,089)	(2,676)
State income taxes	1,999	1,188
Interim period effective rate adjustment	688	92
Tax credit investments - federal	(420)	(5,769)
Other, net	(644)	1,005
Income tax expense	$13,104	$4,957
Effective tax rate	18.9%	9.4%

In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at March 31, 2019 and 2018 based on the current estimate of the effective annual rate.

The higher effective tax rate during the three months ended March 30, 2019 when compared to the three months ended March 31, 2018 is primarily the result of a decrease in federal tax credits available.

Unrecognized Tax Benefits

Old National has an immaterial amount of unrecognized tax benefits.  Old National expects the total amount of unrecognized tax benefits to be reduced to zero in the third quarter of 2019.

Net Deferred Tax Assets

Significant components of net deferred tax assets (liabilities) were as follows at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
(dollars in thousands)	2019	2018
Deferred Tax Assets
Allowance for loan losses, net of recapture	$14,458	$14,514
Benefit plan accruals	14,624	21,754
Alternative minimum tax credit	2,545	2,545
Net operating loss carryforwards	30,168	31,765
Federal tax credits	3,116	1,779
Deferred gain on securities	1,844	1,976
Acquired loans	24,857	26,956
Operating lease liabilities	30,451	—
Lease exit obligation	—	1,025
Unrealized losses on available-for-sale investment securities	—	11,853
Unrealized losses on held-to-maturity investment securities	2,391	2,497
Tax credit investments and other partnerships	3,196	3,004
Other real estate owned	144	144
Other, net	2,691	3,167
Total deferred tax assets	130,485	122,979
Deferred Tax Liabilities
Accretion on investment securities	(795)	(595)
Purchase accounting	(17,873)	(18,100)
Loan servicing rights	(6,080)	(6,141)
Premises and equipment	(11,019)	(8,507)
Prepaid expenses	(716)	(681)
Operating lease right-of-use assets	(29,393)	—
Unrealized gains on available-for-sale investment securities	(2,725)	—
Unrealized gains on hedges	(167)	(358)
Other, net	(2,287)	(1,549)
Total deferred tax liabilities	(71,055)	(35,931)
Net deferred tax assets	$59,430	$87,048

Through the acquisition of Anchor (WI) in the second quarter of 2016 and Lafayette Savings Bank in the fourth quarter of 2014, both former thrifts, Old National Bank’s retained earnings at March 31, 2019 include base-year bad debt reserves, created for tax purposes prior to 1988, totaling $52.8 million.  Of this total, $50.9 million was acquired from Anchor (WI), and $1.9 million was acquired from Lafayette Savings Bank.  Base-year reserves are subject to recapture in the unlikely event that Old National Bank (1) makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes, (2) redeems its stock, or (3) liquidates.  Old National Bank has no intention of making such a nondividend distribution.  Accordingly, under current accounting principles, a related deferred income tax liability of $13.0 million has not been recognized.

No valuation allowance was recorded at March 31, 2019 or December 31, 2018 because, based on current expectations, Old National believes it will generate sufficient income in future years to realize deferred tax assets.  Old National has federal net operating loss carryforwards totaling $97.1 million at March 31, 2019 and $104.5 million at December 31, 2018.  This federal net operating loss was acquired from the acquisition of Anchor (WI) in 2016.  If not used, the federal net operating loss carryforwards will expire from 2028 to 2033.  Old National has alternative minimum tax (“AMT”) credit carryforwards totaling $6.3 million at March 31, 2019 and $10.1 million at December 31, 2018.  The enactment of H.R. 1 eliminates the parallel tax system known as the AMT and allows any existing AMT credits to be used to reduce regular tax or be refunded from 2018 to 2021. ASC 740 allows for the reclassification of the AMT credit from a deferred tax asset to a current tax asset, except for the amount limited by section 382.  Old National has $2.5 million of AMT credit carryforward subject to section 382 limitations.  The $2.5 million is maintained in deferred tax assets and the remaining $3.8 million has been reclassified to a current tax asset.  Old National has federal tax credit carryforwards of $3.1 million at March 31, 2019 and $1.8 million at December 31, 2018.  The federal tax credits consist mainly of energy efficient home credits, low income housing credits, and research and development credits that, if not used, will expire from 2025 to 2039.  Old National has recorded state net operating loss carryforwards totaling $165.0 million at March 31, 2019 and $165.6 million at December 31, 2018.  If not used, the state net operating loss carryforwards will expire from 2024 to 2033.

The federal and recorded state net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code section 382.  Old National believes that all of the recorded net operating loss carryforwards will be used prior to expiration.

NOTE 21 – DERIVATIVE FINANCIAL INSTRUMENTS

As part of our overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, collars, caps, and floors.  The notional amount of these derivative instruments was $1.332 billion at March 31, 2019 and $1.482 billion at December 31, 2018.  These derivative financial instruments at March 31, 2019 consisted of $857.0 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its FHLB advances, $175.0 million notional amount of pay-fixed, receive-variable interest rate swaps on certain of its FHLB advances, and $300.0 million notional amount interest rate collars related to a variable-rate commercial loan pool.  Derivative financial instruments at December 31, 2018 consisted of $757.0 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its FHLB advances, $525.0 million notional amount of pay-fixed, receive-variable interest rate swaps on certain of its FHLB advances, and $200.0 million notional amount interest rate collars related to a variable-rate commercial loan pool.  These hedges were entered into to manage interest rate risk.  Derivative instruments are recognized on the balance sheet at their fair value and are not reported on a net basis.

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

Commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives.  These derivative contracts do not qualify for hedge accounting.  At March 31, 2019, the notional amount of the interest rate lock commitments was $68.9 million and forward commitments were $73.5 million.  At December 31, 2018, the notional amount of the interest rate lock commitments was $27.6 million and forward commitments were $34.5 million.  It is our practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans.

Old National also enters into derivative instruments for the benefit of its customers.  The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $877.1  million at March 31, 2019.  The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $793.4 million at December 31, 2018.  These derivative contracts do not qualify for hedge accounting.  These instruments include interest rate swaps, caps, and collars.  Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.

Old National enters into derivative financial instruments as part of its foreign currency risk management strategies.  These derivative instruments consist of foreign currency forward contracts to accommodate the business needs of its customers.  Old National does not designate these foreign currency forward contracts for hedge accounting treatment.  The notional amounts of these foreign currency forward contracts and the offsetting counterparty derivative instruments were $3.8 million at March 31, 2019 and $3.6 million at December 31, 2018.

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

Amounts reported in AOCI related to cash flow hedges will be reclassified to interest income or interest expense as interest payments are received or paid on Old National’s derivative instruments.  During the next 12 months, we estimate that $0.7 million will be reclassified to interest income and $0.6 million will be reclassified to interest expense.

The following table summarizes the fair value of derivative financial instruments utilized by Old National:

	Balance		Balance
	Sheet	Fair	Sheet	Fair
(dollars in thousands)	Location	Value	Location	Value
March 31, 2019
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$18,231	Other liabilities	$2,351
Total derivatives designated as hedging instruments		$18,231		$2,351
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$19,749	Other liabilities	$8,849
Mortgage contracts	Other assets	1,872	Other liabilities	292
Foreign currency contracts	Other assets	100	Other liabilities	54
Total derivatives not designated as hedging instruments		$21,721		$9,195
Total		$39,952		$11,546

December 31, 2018
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$12,741	Other liabilities	$1,603
Total derivatives designated as hedging instruments		$12,741		$1,603
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$15,278	Other liabilities	$10,562
Mortgage contracts	Other assets	874	Other liabilities	316
Foreign currency contracts	Other assets	112	Other liabilities	69
Total derivatives not designated as hedging instruments		$16,264		$10,947
Total		$29,005		$12,550

Summary information about the interest rate swaps designated as fair value hedges is as follows:

	March 31,	December 31,
(dollars in thousands)	2019	2018
Notional amounts	$857,000	$757,000
Weighted average pay rates	2.49%	2.48%
Weighted average receive rates	2.65%	2.70%
Weighted average maturity	3.6 years	3.9 years
Fair value of swaps	$16,227	$9,683

The effect of derivative instruments in fair value hedging relationships on the consolidated statements of income for the three months ended March 31, 2019 and 2018 were as follows:

(dollars in thousands)					Gain (Loss)
Recognized
	Location of Gain or	Gain (Loss)	Hedged Items	Location of Gain or	in Income on
Derivatives in	(Loss) Recognized in	Recognized	in Fair Value	(Loss) Recognized in	Related
Fair Value Hedging	in Income on	in Income on	Hedging	in Income on Related	Hedged
Relationships	Derivative	Derivative	Relationships	Hedged Item	Items
Three Months Ended
March 31, 2019
Interest rate contracts	Interest income/(expense)	$6,552	Fixed-rate debt	Interest income/(expense)	$(6,548)
Three Months Ended
March 31, 2018
Interest rate contracts	Interest income/(expense)	$(720)	Fixed-rate debt	Interest income/(expense)	$722

Summary information about the interest rate swaps designated as cash flow hedges is as follows:

	March 31,	December 31,
(dollars in thousands)	2019	2018
Notional amounts	$175,000	$525,000
Weighted average pay rates	3.01%	2.21%
Weighted average receive rates	2.65%	2.63%
Weighted average maturity	1.9 years	1.4 years
Unrealized gains (losses)	$(2,351)	$146

Old National has designated its interest rate collars as cash flow hedges.  The structure of these instruments is such that Old National pays the counterparty an incremental amount if the collar index exceeds the cap rate.  Conversely, Old National receives an incremental amount if it falls below the floor rate.  No payments are required if the collar index falls between the cap and floor rates.  Summary information about the collars designated as cash flow hedges is as follows:

	March 31,	December 31,
(dollars in thousands)	2019	2018
Notional amounts	$300,000	$200,000
Weighted average cap rates	3.21%	3.44%
Weighted average floor rates	2.21%	2.38%
Weighted average rates	2.49%	2.35%
Weighted average maturity	2.6 years	2.8 years
Unrealized gains (losses)	$2,004	$1,309

The effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income for the three months ended March 31, 2019 and 2018 were as follows:

		Three Months Ended		Three Months Ended
		March 31,		March 31,
(dollars in thousands)		2019	2018	2019	2018
		Gain (Loss)		Gain (Loss)
Derivatives in	Location of Gain or	Recognized in Other		Reclassified from
Cash Flow Hedging	(Loss) Reclassified	Comprehensive		AOCI into
Relationships	from AOCI into Income	Income on Derivative		Income
Interest rate contracts	Interest income/(expense)	$(392)	$4,563	$385	$(769)

The effect of derivatives not designated as hedging instruments on the consolidated statements of income for the three months ended March 31, 2019 and 2018 were as follows:

		Three Months Ended
		March 31,
(dollars in thousands)		2019	2018
	Location of Gain or (Loss)	Gain (Loss)
Derivatives Not Designated as	Recognized in Income on	Recognized in Income on
Hedging Instruments	Derivative	Derivative
Interest rate contracts (1)	Other income/(expense)	$(37)	$—
Mortgage contracts	Mortgage banking revenue	1,022	638
Foreign currency contracts	Other income/(expense)	3	17
Total		$988	$655

(1)Includes the valuation differences between the customer and offsetting swaps.

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

Credit-Related Financial Instruments

In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $3.743 billion and standby letters of credit of $100.2 million at March 31, 2019.  At March 31, 2019, approximately $3.478 billion of the loan commitments had fixed rates and $265.3 million had floating rates, with the floating interest rates ranging from 1% to 16%.  At December 31, 2018, loan commitments totaled $3.566 billion and standby letters of credit totaled $319.0 million.  These commitments are not reflected in the consolidated financial statements.  The allowance for unfunded loan commitments totaled $2.2 million at March 31, 2019 and $2.5 million at December 31, 2018.

Old National had credit extensions with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients totaling $2.2 million at March 31, 2019 and $15.5 million at December 31, 2018.  Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $7.8 million at March 31, 2019 and December 31, 2018.  Old National did not provide collateral for the remaining credit extensions.

Visa Class B Restricted Shares

In 2008, Old National received Visa Class B restricted shares as part of Visa’s initial public offering.  These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares.  This conversion will not occur until the final settlement of certain litigation for which Visa is indemnified by the holders of Visa’s Class B shares, including Old National.  Visa funded an escrow account from its initial public offering to settle these litigation claims.  Increases in litigation claims requiring Visa to fund the escrow account due to insufficient funds will result in a reduction of the conversion ratio of each Visa Class B share to unrestricted Class A shares.  As of March 31, 2019, the conversion ratio was 1.6298.  Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation, the 56,210 Class B shares that Old National owns at March 31, 2019 are carried at a zero cost basis and are included in other assets with our equity securities that have no readily determinable fair value.

NOTE 23 – FINANCIAL GUARANTEES

Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires Old National to record the instruments at fair value.  Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties.  Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract.  Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies.  The term of these standby letters of credit is typically one year or less.  At March 31, 2019, the notional amount of standby letters of credit was $100.2 million, which represented the maximum amount of future funding requirements, and the carrying value was $$0.5 million.  At December 31, 2018, the notional amount of standby letters of credit was $319.0 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.5 million.

Old National is a party in risk participation transactions of interest rate swaps, which had total notional amount of $38.3 million at March 31, 2019.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at March 31, 2019 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Equity securities	$6,235	$6,235	$—	$—
Investment securities available-for-sale:
U.S. Treasury	9,777	9,777	—	—
U.S. government-sponsored entities and agencies	698,514	—	698,514	—
Mortgage-backed securities - Agency	2,560,703	—	2,560,703	—
States and political subdivisions	965,436	—	965,396	40
Pooled trust preferred securities	8,123	—	—	8,123
Other securities	327,219	30,640	296,579	—
Residential loans held for sale	14,082	—	14,082	—
Derivative assets	39,952	—	39,952	—
Financial Liabilities
Derivative liabilities	11,546	—	11,546	—

		Fair Value Measurements at December 31, 2018 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Equity securities	$5,582	$5,582	$—	$—
Investment securities available-for-sale:
U.S. Treasury	5,301	5,301	—	—
U.S. government-sponsored entities and agencies	628,151	—	628,151	—
Mortgage-backed securities - Agency	2,209,295	—	2,209,295	—
States and political subdivisions	940,429	—	936,321	4,108
Pooled trust preferred securities	8,495	—	—	8,495
Other securities	331,745	30,259	301,486	—
Residential loans held for sale	14,911	—	14,911	—
Derivative assets	29,005	—	29,005	—
Financial Liabilities
Derivative liabilities	12,550	—	12,550	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Pooled Trust	States and
	Preferred	Political
(dollars in thousands)	Securities	Subdivisions
Three Months Ended March 31, 2019
Balance at beginning of period	$8,495	$4,108
Accretion (amortization) of discount	4	—
Sales/payments received	(15)	(35)
Increase (decrease) in fair value of securities	(361)	—
Transfers out of Level 3	—	(4,033)
Balance at end of period	$8,123	$40

Three Months Ended March 31, 2018
Balance at beginning of period	$8,448	$—
Accretion of discount	5	—
Sales/payments received	(288)	—
Increase (decrease) in fair value of securities	30	—
Transfers into Level 3	—	4,061
Balance at end of period	$8,195	$4,061

The accretion or amortization of discounts on securities in the table above is included in interest income.  An increase in fair value is reflected in the balance sheet as an increase in the fair value of investment securities available-for-sale, an increase in accumulated other comprehensive income, which is included in shareholders’ equity, and a decrease in other assets related to the tax impact. A decrease in fair value is reflected in the balance sheet as a decrease in the fair value of investment securities available-for-sale, a decrease in accumulated other comprehensive income, which is included in shareholders’ equity, and an increase in other assets related to the tax impact.  During the three months ended March 31, 2019, Old National received third party pricing on a $4.0 million state and political subdivisions security and transferred it out of Level 3.  Old National transferred a $4.1 million state and political subdivisions security to Level 3 during the three months ended March 31, 2018 because Old National could no longer obtain evidence of observable inputs.

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

		Valuation	Unobservable	Range (Weighted
(dollars in thousands)	Fair Value	Techniques	Input	Average)
March 31, 2019
Pooled trust preferred securities	$8,123	Discounted cash flow	Constant prepayment rate (a)	0.00%
			Additional asset defaults (b)	3.6% - 4.2% (4.0%)
			Expected asset recoveries (c)	0.00%
State and political subdivisions	40	Discounted cash flow	No observable inputs	N/A
			Local municipality issuance
			Old National owns 100%
			Carried at par

December 31, 2018
Pooled trust preferred securities	$8,495	Discounted cash flow	Constant prepayment rate (a)	0.00%
			Additional asset defaults (b)	6.8% - 8.5% (7.3%)
			Expected asset recoveries (c)	0.00%
State and political subdivisions	4,108	Discounted cash flow	No observable inputs	N/A
			Local municipality issuance
			Old National owns 100%
			Carried at par

(a)	Assuming no prepayments.
(b)	Each currently performing pool asset is assigned a default probability based on the banking environment, which is adjusted for specific issuer evaluation, of 0%, 50%, or 100%.
(c)	Each currently defaulted pool asset is assigned a recovery probability based on specific issuer evaluation of 0%, 25%, or 100%.

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

Assets measured at fair value on a non-recurring basis at March 31, 2019 are summarized below:

		Fair Value Measurements at March 31, 2019 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Collateral Dependent Impaired Loans:
Commercial loans	$4,781	$—	$—	$4,781
Commercial real estate loans	17,146	—	—	17,146
Foreclosed Assets:
Commercial	225	—	—	225
Loan servicing rights	93	—	93	—

Impaired commercial and commercial real estate loans that are deemed collateral dependent are valued based on the fair value of the underlying collateral.  These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral.  These impaired commercial and commercial real estate loans had a principal amount of $31.4 million, with a valuation allowance of $9.5 million at March 31, 2019.  Old National recorded provision expense associated with these loans totaling $1.2 million for the three months ended March 31, 2019.  Old National recorded provision recapture associated with impaired commercial and commercial real estate loans that were deemed collateral dependent totaling $1.6 million for the three months ended March 31, 2018.

Other real estate owned and other repossessed property is measured at fair value less costs to sell and had a net carrying amount of $0.2 million at March 31, 2019.  The estimates of fair value are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral.  There were no write-downs of other real estate owned during the three months ended March 31, 2019 and $0.3 million during the three months ended March 31, 2018.

Loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount.  If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value.  Fair value is determined at a tranche level, based on market prices for comparable mortgage servicing contracts when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model utilizes a discount rate, weighted average prepayment speed, and other economic factors that market participants would use in estimating future net servicing income and that can be validated against available market data (Level 2).  The valuation allowance for loan servicing rights with impairments at March 31, 2019 totaled $17 thousand.  Old National recorded impairments associated with these loan servicing rights totaling $2 thousand during the three months ended March 31, 2019 and recoveries of $9 thousand for the three months ended March 31, 2018.

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

At December 31, 2018, impaired commercial and commercial real estate loans had a principal amount of $49.3 million, with a valuation allowance of $12.9 million.

Other real estate owned and other repossessed property had a net carrying amount of $68 thousand at December 31, 2018.

The valuation allowance for loan servicing rights with impairments at December 31, 2018 totaled $15 thousand.

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

		Valuation	Unobservable	Range (Weighted
(dollars in thousands)	Fair Value	Techniques	Input	Average)
March 31, 2019
Collateral Dependent Impaired Loans
Commercial loans	$4,781	Fair value of	Discount for type of property,	0% - 90% (41%)
		collateral	age of appraisal, and current
			status
Commercial real estate loans	17,146	Fair value of	Discount for type of property,	0% - 50% (35%)
		collateral	age of appraisal and current
			status
Foreclosed Assets
Commercial	225	Fair value of	Discount for type of property,	8%
		collateral	age of appraisal, and current status
December 31, 2018
Collateral Dependent Impaired Loans
Commercial loans	$7,242	Fair value of	Discount for type of property,	0% - 90% (35%)
		collateral	age of appraisal, and current
			status
Commercial real estate loans	29,125	Fair value of	Discount for type of property,	0% - 50% (35%)
		collateral	age of appraisal and current
			status
Foreclosed Assets
Residential	68	Fair value of	Discount for type of property,	15% - 16% (15%)
		collateral	age of appraisal, and current status

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

Residential loans held for sale

Old National has elected the fair value option for residential loans held for sale.  For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status).  None of these loans are 90 days or more past due, nor are any on nonaccrual status.  Included in the income statement is interest income for loans held for sale totaling $188 thousand for the three months ended March 31, 2019 and $22 thousand for the three months ended March 31, 2018.

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

The difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected at March 31, 2019 and December 31, 2018 was as follows:

	Aggregate		Contractual
(dollars in thousands)	Fair Value	Difference	Principal
March 31, 2019
Residential loans held for sale	$14,082	$570	$13,512

December 31, 2018
Residential loans held for sale	$14,911	$475	$14,436

Accrued interest at period end is included in the fair value of the instruments.

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value:

				Total Changes
				in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	(Expense)	Earnings
Three Months Ended March 31, 2019
Residential loans held for sale	$90	$5	$—	$95

Three Months Ended March 31, 2018
Residential loans held for sale	$35	$—	$(4)	$31

The carrying amounts and estimated fair values of financial instruments not carried at fair value at March 31, 2019 and December 31, 2018 were as follows:

		Fair Value Measurements at March 31, 2019 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$323,116	$323,116	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	74,195	—	74,186	—
Mortgage-backed securities - Agency	123,627	—	123,858	—
State and political subdivisions	287,012	—	295,833	—
Loans, net:
Commercial	3,022,384	—	—	2,961,284
Commercial real estate	4,998,451	—	—	4,915,521
Residential real estate	2,241,583	—	—	2,205,698
Consumer credit	1,751,000	—	—	1,715,516
Accrued interest receivable	86,279	34	25,225	61,020

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$3,903,314	$3,903,314	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	8,464,358	8,464,358	—	—
Time deposits	2,061,598	—	2,046,438	—
Federal funds purchased and interbank borrowings	325,030	325,030	—	—
Securities sold under agreements to repurchase	342,480	342,480	—	—
FHLB advances	1,719,944	—	—	1,731,524
Other borrowings	251,584	—	254,441	—
Accrued interest payable	7,961	—	7,961	—
Standby letters of credit	482	—	—	482

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$4,105

		Fair Value Measurements at December 31, 2018 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$317,165	$317,165	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	73,986	—	72,359
Mortgage-backed securities - Agency	127,120	—	124,409	—
State and political subdivisions	305,228	—	309,335	—
Loans, net:
Commercial	3,211,228	—	—	3,161,132
Commercial real estate	4,935,381	—	—	4,781,294
Residential real estate	2,246,127	—	—	2,225,853
Consumer credit	1,795,695	—	—	1,773,352
Accrued interest receivable	89,464	13	27,580	61,871

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$3,965,380	$3,965,380	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	8,360,313	8,360,313	—	—
Time deposits	2,024,256	—	2,002,187	—
Federal funds purchased and interbank borrowings	270,135	270,135	—	—
Securities sold under agreements to repurchase	362,294	362,294	—	—
FHLB advances	1,613,481	—	—	1,611,103
Other borrowings	247,883	—	248,065	—
Accrued interest payable	9,871	—	9,871	—
Standby letters of credit	525	—	—	525

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$3,115

The methods utilized to measure the fair value of financial instruments at March 31, 2019 and December 31, 2018 represent an approximation of exit price, however, an actual exit price may differ.

NOTE 26 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Old National’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income.  The consolidated statements of income include all categories of noninterest income.  The following table reflects only the categories of noninterest income that are within the scope of Topic 606:

	Three Months Ended
	March 31,
(dollars in thousands)	2019	2018
Wealth management fees	$8,535	$9,026
Service charges on deposit accounts	10,826	10,759
Debit card and ATM fees	5,503	4,865
Investment product fees	5,271	5,031
Other income:
Merchant processing fees	707	641
Gain (loss) on other real estate owned	40	135
Safe deposit box fees	411	404
Insurance premiums and commissions	200	104
Total	$31,493	$30,965

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

The following discussion is an analysis of our results of operations for the three months ended March 31, 2019 and 2018, and financial condition as of March 31, 2019, compared to March 31, 2018 and December 31, 2018.  This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes.  This discussion contains forward-looking statements concerning our business that are based on estimates and involves certain risks and uncertainties.  Therefore, future results could differ significantly from our current expectations and the related forward-looking statements.

FINANCIAL HIGHLIGHTS

The following table sets forth certain financial highlights of Old National:

	Three Months Ended
(dollars and shares in thousands,	March 31,	December 31,	March 31,
except per share data)	2019	2018	2018
Income Statement:
Net interest income	$147,048	$146,225	$128,572
Taxable equivalent adjustment (1)	3,198	3,049	2,767
Provision for loan losses	1,043	3,390	380
Noninterest income	46,416	58,154	41,905
Noninterest expense	123,041	150,268	117,157
Net income	56,276	47,498	47,983
Common Share Data:
Weighted average diluted shares	175,368	167,992	152,370
Net income (diluted)	$0.32	$0.28	$0.31
Cash dividends	0.13	0.13	0.13
Common dividend payout ratio (2)	41%	46%	41%
Book value	$15.82	$15.36	$14.32
Stock price	16.40	15.40	16.90
Tangible common book value (3)	9.44	9.00	8.55
Performance Ratios:
Return on average assets	1.14%	1.01%	1.10%
Return on average common equity	8.29	7.59	8.86
Return on tangible common equity (3)	14.52	12.88	15.62
Return on average tangible common equity (3)	14.88	13.84	15.80
Net interest margin (3)	3.51	3.64	3.45
Efficiency ratio (3)	60.26	70.33	65.84
Net charge-offs (recoveries) to average loans	0.03	0.02	0.01
Allowance for loan losses to ending loans	0.46	0.45	0.45
Non-performing loans to ending loans	1.41	1.43	1.28
Balance Sheet:
Total loans	$12,068,977	$12,243,892	$11,238,682
Total assets	20,084,420	19,728,435	17,496,287
Total deposits	14,429,270	14,349,949	12,788,600
Total borrowed funds	2,639,038	2,493,793	2,371,292
Total shareholders' equity	2,751,872	2,689,570	2,179,118
Nonfinancial Data:
Full-time equivalent employees	2,908	2,892	2,721
Banking centers	193	191	191
(1)	Calculated using the federal statutory tax rate in effect of 21% for all periods.
(2)	Cash dividends per share divided by net income per share (basic).
(3)	Represents a non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section for reconciliations to GAAP financial measures.

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

The following table presents GAAP to non-GAAP reconciliations.

		Three Months Ended
	(dollars and shares in thousands,	March 31,
	except per share data)	2019	2018
	Tangible common book value:
	Shareholders' equity (GAAP)	$2,751,872	$2,179,118
Deduct:	Goodwill	1,036,258	828,804
	Intangible assets	72,544	48,833
	Tangible shareholders' equity (non-GAAP)	$1,643,070	$1,301,481
	Period end common shares	173,979	152,172
	Tangible common book value	9.44	8.55

	Return on tangible common equity:
	Net income (GAAP)	$56,276	$47,983
	Add: Intangible amortization (net of tax)	3,373	2,851
	Tangible net income (non-GAAP)	$59,649	$50,834

	Tangible shareholders' equity (non-GAAP) (see above)	$1,643,070	$1,301,481
	Return on tangible common equity	14.52%	15.62%

	Return on average tangible common equity:
	Tangible net income (non-GAAP) (see above)	$59,649	$50,834
	Average shareholders' equity (GAAP)	$2,714,186	$2,166,055
Deduct:	Average goodwill	1,036,258	828,141
	Average intangible assets	74,849	51,092
	Average tangible shareholders' equity (non-GAAP)	$1,603,079	$1,286,822
	Return on average tangible common equity	14.88%	15.80%

	Net interest margin:
	Net interest income (GAAP)	$147,048	$128,572
	Taxable equivalent adjustment	3,198	2,767
	Net interest income - taxable equivalent basis (non-GAAP)	$150,246	$131,339
	Average earning assets	$17,143,574	$15,205,891
	Net interest margin	3.51%	3.45%

	Efficiency ratio:
	Noninterest expense (GAAP)	$123,041	$117,157
	Deduct: Intangible amortization expense	4,472	3,609
	Adjusted noninterest expense (non-GAAP)	$118,569	$113,548
	Net interest income - taxable equivalent basis (non-GAAP) (see above)	$150,246	$131,339
	Noninterest income	46,416	41,905
Deduct:	Net debt securities gains (losses)	(103)	788
	Adjusted total revenue (non-GAAP)	$196,765	$172,456
	Efficiency ratio	60.26%	65.84%

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

EXECUTIVE SUMMARY

During the first quarter of 2019, net income was $56.3 million, or $0.32 per diluted share.  Net income was $48.0 million, or $0.31 per diluted share, for the first quarter of 2018.

We will continue to focus on our core strategic principles of basic banking in 2019, which are loan growth, fee-based income, and expense management.  We use our low-cost core deposits to fund our commercial loan growth.  That loan growth is filtered through our reliable credit process.  We have a disciplined expense culture that permeates into all areas and processes.  We are committed to driving and sustaining positive operating leverage.

We have continued to re-mix our earning assets towards more productive commercial and commercial real estate loans and out of indirect and other loans.

Loan Growth:  Our loan balances, excluding loans held for sale, declined $174.9 million to $12.069 billion at March 31, 2019 compared to $12.244 billion at December 31, 2018.  This was primarily driven by a decline in commercial and industrial outstandings which was influenced by seasonal factors, lower line utilization, and elevated levels of prepayments due to sales of businesses.

Net Interest Income: For the three months ended March 31, 2019 compared to the three months ended March 31, 2018, our net interest income increased primarily due to the acquisition of Klein in November 2018 and increased loan yields.  This was partially offset by higher costs of interest-bearing liabilities.  Net interest income increased slightly in the first quarter of 2019 compared to the fourth quarter of 2018 with a full quarter of positive impact from our recent Klein partnership, substantially offset by fewer days and a change in in the mix of average interest earning assets and interest-bearing liabilities.

Fee Income:  Noninterest income increased to $46.4 million from $41.9 million for the first quarter of 2019 when compared to the first quarter of 2018 substantially due to higher fee income associated with the Klein partnership.

Expenses:  Noninterest expenses increased $5.9 million for the three months ended March 31, 2019 when compared to the three months ended March 31, 2018.  The increase was primarily attributable to higher expenses associated with the Klein partnership.  The first quarter of 2019 compared to the fourth quarter of 2018 decreased $27.2 million reflecting lower merger and integration charges associated with Klein and continued discipline with respect to expense management.

In regard to future partnerships, we remain an active looker in our target markets and a highly selective, disciplined buyer.  We continue to believe in our ability to bring a larger balance sheet with better capital and an enhanced product set to a partner that will allow them to better serve their clients.

RESULTS OF OPERATIONS

The following table sets forth certain income statement information of Old National for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,		%
(dollars in thousands)	2019	2018	Change
Income Statement Summary:
Net interest income	$147,048	$128,572	14.4%
Provision for loan losses	1,043	380	174.5
Noninterest income	46,416	41,905	10.8
Noninterest expense	123,041	117,157	5.0
Other Data:
Return on average common equity	8.29%	8.86%
Return on tangible common equity (1)	14.52	15.62
Return on average tangible common equity (1)	14.88	15.80
Efficiency ratio (1)	60.26	65.84
Tier 1 leverage ratio	8.80	8.11
Net charge-offs (recoveries) to average loans	0.03	0.01
(1)	Represents a non-GAAP financial measure. Refer to "Non-GAAP Financial Measures" section for reconciliations to GAAP financial measures.

Net Interest Income

Net interest income is the most significant component of our earnings, comprising 76% of revenues for the three months ended March 31, 2019.  Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations.  Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities.

The Federal Reserve did not change the discount rate at their March 2019 meeting.  The Treasury yield curve flattened as long-term rates declined and short-term interest rates remained flat during the quarter. This could cause our interest rate spread to decline, which may result in a decrease in our net interest income.

Loans typically generate more interest income than investment securities with similar maturities.  Funding from client deposits generally costs less than wholesale funding sources.  Factors such as general economic activity, Federal Reserve monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding, net interest income, and margin.

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities.  For analytical purposes, net interest income is also presented in the table that follows, adjusted to a taxable equivalent basis to reflect what our tax-exempt assets would need to yield in order to achieve the same after-tax yield as a taxable asset.  We used the federal statutory tax rate in effect of 21% for all periods.  This analysis portrays the income tax benefits related to tax-exempt assets and helps to facilitate a comparison between taxable and tax-exempt assets.  Management believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully taxable equivalent basis.  Therefore, management believes these measures provide useful information for both management and investors by allowing them to make peer comparisons.

	Three Months Ended
	March 31,
(dollars in thousands)	2019	2018
Net interest income	$147,048	$128,572
Conversion to fully taxable equivalent	3,198	2,767
Net interest income - taxable equivalent basis	$150,246	$131,339

Average earning assets	$17,143,574	$15,205,891

Net interest margin	3.43%	3.38%
Net interest margin - taxable equivalent basis	3.51%	3.45%

The increase in net interest income for the three months ended March 31, 2019 when compared to the three months ended March 31, 2018 was primarily due to higher average earning assets of $1.938 billion.  Partially offsetting the higher average earning assets were higher average interest-bearing liabilities of $1.420 billion in the three months ended March 31, 2019 when compared to the three months ended March 31, 2018.  Net interest income for the three months ended March 31, 2019 and 2018 included accretion income (interest income in excess of contractual interest income) associated with acquired loans.  Accretion income totaled $8.9 million in the three months ended March 31, 2019, compared to $11.0 million in the three months ended March 31, 2018.  We expect accretion income on our PCI loans to decrease over time, but this may be offset by future acquisitions.

The following tables present the average balance sheet for each major asset and liability category, its related interest income and yield, or its expense and rate for the three months ended March 31, 2019 and 2018.

(tax equivalent basis,	Three Months Ended			Three Months Ended
dollars in thousands)	March 31, 2019			March 31, 2018
	Average	Income (1)/	Yield/	Average	Income (1)/	Yield/
Earning Assets	Balance	Expense	Rate	Balance	Expense	Rate
Money market and other interest-earning investments	$58,701	$278	1.92%	$66,536	$90	0.55%
Investment securities:
Treasury and government sponsored agencies	705,417	3,902	2.21%	663,096	3,424	2.07%
Mortgage-backed securities	2,497,368	17,603	2.82%	1,632,610	9,520	2.33%
States and political subdivisions	1,232,355	11,453	3.72%	1,204,855	10,478	3.48%
Other securities	497,604	4,440	3.57%	459,458	3,669	3.19%
Total investment securities	4,932,744	37,398	3.03%	3,960,019	27,091	2.74%
Loans: (2)
Commercial	3,122,402	36,035	4.62%	2,759,688	28,205	4.09%
Commercial real estate	4,989,622	65,076	5.22%	4,394,002	55,787	5.08%
Residential real estate loans	2,259,243	23,931	4.24%	2,176,413	21,472	3.95%
Consumer	1,780,862	19,398	4.42%	1,849,233	17,828	3.91%
Total loans	12,152,129	144,440	4.76%	11,179,336	123,292	4.42%
Total earning assets	17,143,574	$182,116	4.26%	15,205,891	$150,473	3.97%
Less: Allowance for loan losses	(55,789)			(50,953)
Non-Earning Assets
Cash and due from banks	229,957			199,132
Other assets	2,490,524			2,089,790
Total assets	$19,808,266			$17,443,860

Interest-Bearing Liabilities
Checking and NOW accounts	$3,693,886	$3,142	0.34%	$3,067,437	$819	0.11%
Savings accounts	2,935,710	2,283	0.32%	3,052,646	1,343	0.18%
Money market accounts	1,702,655	2,826	0.67%	1,159,010	546	0.19%
Time deposits	2,031,957	8,193	1.64%	1,736,984	4,547	1.06%
Total interest-bearing deposits	10,364,208	16,444	0.64%	9,016,077	7,255	0.33%
Federal funds purchased and interbank borrowings	316,998	1,918	2.45%	261,353	1,017	1.58%
Securities sold under agreements to repurchase	361,261	662	0.74%	342,682	359	0.42%
FHLB advances	1,672,376	9,931	2.41%	1,675,700	7,780	1.88%
Other borrowings	249,794	2,915	4.67%	248,828	2,723	4.38%
Total borrowed funds	2,600,429	15,426	2.41%	2,528,563	11,879	1.91%
Total interest-bearing liabilities	$12,964,637	$31,870	1.00%	$11,544,640	$19,134	0.67%

Noninterest-Bearing Liabilities and Shareholders' Equity
Demand deposits	$3,846,828			$3,563,104
Other liabilities	282,615			170,061
Shareholders' equity	2,714,186			2,166,055
Total liabilities and shareholders' equity	$19,808,266			$17,443,860

Net interest rate spread			3.26%			3.30%
Net interest margin (3)			3.51%			3.45%
Taxable equivalent adjustment		$3,198			$2,767
(1)	Interest income is reflected on a fully taxable equivalent basis.
(2)	Includes loans held for sale.
(3)	Net interest margin is defined as net interest income on a tax equivalent basis as a percentage of average earning assets.

The following table presents the dollar amount of changes in taxable equivalent net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid for the three months ended March 31, 2019 and 2018.

	From Three Months Ended
	March 31, 2018 to Three
	Months Ended March 31, 2019
	Total	Attributed to
(dollars in thousands)	Change	Volume	Rate
Interest Income
Money market and other interest-earning investments	$188	$(26)	$214
Investment securities (1)	10,307	7,015	3,292
Loans (1)	21,148	11,164	9,984
Total interest income	31,643	18,153	13,490
Interest Expense
Checking and NOW deposits	2,323	339	1,984
Savings deposits	940	(79)	1,019
Money market deposits	2,280	571	1,709
Time deposits	3,646	969	2,677
Federal funds purchased and interbank borrowings	901	274	627
Securities sold under agreements to repurchase	303	25	278
FHLB advances	2,151	(33)	2,184
Other borrowings	192	11	181
Total interest expense	12,736	2,077	10,659
Net interest income	$18,907	$16,076	$2,831

The variance not solely due to rate or volume is allocated equally between the rate and volume variances.

(1)

Interest on investment securities and loans includes the effect of taxable equivalent adjustments of $2.0 million and $1.2 million, respectively, during the three months ended March 31, 2019 using the federal statutory rate in effect of 21%.

The increase in the net interest margin on a fully taxable equivalent basis for the three months ended March 31, 2019 when compared to the three months ended March 31, 2018 was primarily due to higher yield on interest earning assets, partially offset by higher costs of interest-bearing liabilities and a change in the mix of average interest earning assets and interest-bearing liabilities. Also offsetting the increase in the net interest margin for the three months ended March 31, 2019 were lower yields associated with accretion income on acquired loans.  Accretion income represented 21 basis points of the net interest margin for the three months ended March 31, 2019, compared to 28 basis points for the three months ended March 31, 2018.  The yield on interest earning assets increased 29 basis points and the cost of interest-bearing liabilities increased 33 basis points in the quarterly year-over-year comparison.  The yield on interest earning assets is calculated by dividing annualized taxable equivalent net interest income by average interest earning assets while the cost of interest-bearing liabilities is calculated by dividing annualized interest expense by average interest-bearing liabilities.

Average earning assets were $17.144 billion for the three months ended March 31, 2019, compared to $15.206 billion for the three months ended March 31, 2018, an increase of $1.938 billion, or 13%.  The increase in average earning assets was primarily due to our acquisition of Klein in November 2018. The loan portfolio including loans held for sale, which generally has an average yield higher than the investment portfolio, was approximately 71% of average interest earning assets for the three months ended March 31, 2019, compared to 74% for the three months ended March 31, 2018.

Average loans including loans held for sale increased $972.8 million for the three months ended March 31, 2019 when compared to the three months ended March 31, 2018 primarily due to loans acquired from Klein in November 2018.  Loans including loans held for sale attributable to the Klein acquisition totaled $1.052 billion as of the closing date of the acquisition, which was November 1, 2018.

Average investments increased $972.7 million for the three months ended March 31, 2019 when compared to the three months ended March 31, 2018 reflecting the Klein acquisition.

Average noninterest-bearing deposits increased $283.7 million for the three months ended March 31, 2019 when compared to the three months ended March 31, 2018.  Average interest-bearing deposits increased $1.348 billion for the three months ended March 31, 2019 when compared to the three months ended March 31, 2018.  The increases in average deposits also reflected the Klein acquisition.

Average borrowed funds increased $71.9 million, or 3%, for the three months ended March 31, 2019 when compared to the three months ended March 31, 2018.

Provision for Loan Losses

The provision for loan losses was $1.0 million for the three months ended March 31, 2019, compared to $0.4 million for the three months ended March 31, 2018. Net charge-offs totaled $0.9 million during the three months ended March 31, 2019, compared to net charge-offs of $0.4 million during the three months ended March 31, 2018.  The higher provision for loan losses for the three months ended March 31, 2019 when compared to the three months ended March 31, 2018 is the result of an increase in net charge-offs and loan growth.  Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense.

Noninterest Income

We generate revenues in the form of noninterest income through client fees, sales commissions, and other gains and losses from our core banking franchise and other related businesses, such as wealth management, investment consulting, and investment products.  The following table details the components in noninterest income for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,		%
(dollars in thousands)	2019	2018	Change
Wealth management fees	$8,535	$9,026	(5.4)%
Service charges on deposit accounts	10,826	10,759	0.6
Debit card and ATM fees	5,503	4,865	13.1
Mortgage banking revenue	5,011	4,192	19.5
Investment product fees	5,271	5,031	4.8
Capital markets income	2,517	498	405.4
Company-owned life insurance	3,188	2,605	22.4
Net debt securities gains (losses)	(103)	788	(113.1)
Other income	5,668	4,141	36.9
Total noninterest income	$46,416	$41,905	10.8%

The increase in noninterest income for the three months ended March 31, 2019 when compared to the three months ended March 31, 2018 was primarily due to higher noninterest income attributable to the Klein partnership.  Also contributing to the increase in noninterest income was higher capital markets income.

Wealth management fees decreased $0.5 million for the three months ended March 31, 2019 when compared to the three months ended March 31, 2018 primarily due to lower personal trust fees.

Service charges and overdraft fees increased $0.1 million for the three months ended March 31, 2019 when compared to the three months ended March 31, 2018 primarily due to service charges and overdraft fees attributable to the Klein partnership.

Debit card and ATM fees increased $0.6 million for the three months ended March 31, 2019 when compared to the three months ended March 31, 2018 primarily due to higher interchange income attributable to the Klein partnership.

Mortgage banking revenue increased $0.8 million for the three months ended March 31, 2019 when compared to the three months ended March 31, 2018 primarily due to strong pipeline growth in the three months ended March 31, 2019.

Capital markets income is comprised of customer interest rate swap fees, foreign currency exchange fees, net gains (losses) on foreign currency adjustments, and tax credit fee income.  Capital markets income increased $2.0 million for the three months ended March 31, 2019 when compared to the three months ended March 31, 2018 primarily due to higher customer interest rate swap fees and higher tax credit fee income.

Net debt securities gains (losses) decreased $0.9 million for the three months ended March 31, 2019 when compared to the three months ended March 31, 2018 primarily due to lower realized gains on sales of available-for-sale securities in 2019, partially offset by lower realized losses on sales of available-for-sale securities in 2019.

Other income increased $1.5 million for the three months ended March 31, 2019 when compared to the three months ended March 31, 2018 primarily due to higher other income attributable to the Klein acquisition.

Noninterest Expense

The following table details the components in noninterest expense for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,		%
(dollars in thousands)	2019	2018	Change
Salaries and employee benefits	$71,183	$64,179	10.9%
Occupancy	14,578	13,280	9.8
Equipment	4,474	3,565	25.5
Marketing	3,723	3,697	0.7
Data processing	9,341	8,400	11.2
Communication	3,054	3,064	(0.3)
Professional fees	2,910	2,730	6.6
Loan expenses	1,912	1,744	9.6
Supplies	755	722	4.6
FDIC assessment	2,087	2,645	(21.1)
Other real estate owned expense	36	349	(89.7)
Amortization of intangibles	4,472	3,609	23.9
Amortization of tax credit investments	260	716	(63.7)
Other expense	4,256	8,457	(49.7)
Total noninterest expense	$123,041	$117,157	5.0%

Noninterest expense increased $5.9 million for the three months ended March 31, 2019 when compared to the three months ended March 31, 2018 primarily due to higher operating expenses and acquisition and integration costs associated with Klein.  This increase was partially offset by impairments of long-lived assets of $2.8 million in the three months ended March 31, 2018 related to branch consolidations.

Salaries and employee benefits increased $7.0 million for the three months ended March 31, 2019 when compared to the three months ended March 31, 2018 primarily due to higher salaries and employee benefits attributable to the Klein partnership.  Also contributing to the increase in salaries and benefits were higher profit sharing expenses and hospitalization expenses.

Occupancy expenses increased $1.3 million for the three months ended March 31, 2019 when compared to the three months ended March 31, 2018 primarily due to higher occupancy expenses attributable to the Klein partnership and higher lease expense.

Equipment expenses increased $0.9 million for the three months ended March 31, 2019 when compared to the three months ended March 31, 2018 primarily due to higher equipment expenses attributable to the Klein partnership and an increase in small equipment expenses.

Data processing expenses increased $0.9 million for the three months ended March 31, 2019 when compared to the three months ended March 31, 2018 primarily due to integration expenses associated with the Klein partnership.

Amortization of intangibles increased $0.9 million for the three months ended March 31, 2019 when compared to the three months ended March 31, 2018 primarily due to amortization of core deposit intangibles related to the Klein acquisition.

Amortization of tax credit investments was $0.3 million for the three months ended March 31, 2019 and $0.7 million for the three months ended March 31, 2018. The recognition of tax credit amortization expense is contingent upon the successful rehabilitation of a historic building or completion of a solar project within the reporting period. Many factors including weather, labor availability, building regulations, inspections, and other unexpected construction delays related to a rehabilitation project can cause a project to exceed its estimated completion date.  Amortization of tax credit investments is expected to be insignificant in 2019.  See Note 13 to the consolidated financial statements for additional information on our tax credit investments.

Other expense decreased $4.2 million for the three months ended March 31, 2019 when compared to the three months ended March 31, 2018 primarily due to impairments of long-lived assets of $2.8 million in the three months ended March 31, 2018 related to branch consolidations and integration expenses associated with the Anchor (MN) partnership totaling $1.3 million in the three months ended March 31, 2018.

Provision for Income Taxes

We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes.  The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by a tax benefit from our tax credit investments and interest on tax-exempt securities and loans.  The provision for income taxes, as a percentage of pre-tax income, was 18.9% for the three months ended March 31, 2019, compared to 9.4% for the three months ended March 31, 2018.  In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at March 31, 2019 based on the current estimate of the effective annual rate.  The higher effective tax rate during the three months ended March 31, 2019 when compared to the three months ended March 31, 2018 was primarily the result of a decrease in federal tax credits available.  See Note 20 to the consolidated financial statements for additional information.

FINANCIAL CONDITION

Overview

At March 31, 2019, our assets were $20.084 billion, a $2.588 billion increase compared to assets of $17.496 billion at March 31, 2018, and a $356.0 million increase compared to assets of $19.728 billion at December 31, 2018.  The increase from March 31, 2018 to March 31, 2019 was primarily due to the acquisition of Klein in November 2018, which had $2.157 billion in assets as of the closing date of the acquisition, including goodwill of $208.0 million.  An increase in investment securities also contributed to the March 31, 2018 to March 31, 2019 increase in assets.

Earning Assets

Our earning assets are comprised of investment securities, portfolio loans, loans held for sale, money market investments, interest earning accounts with the Federal Reserve, and equity securities.  Earning assets were $17.413 billion at March 31, 2019, a $2.174 billion increase compared to earning assets of $15.239 billion at March 31, 2018, and a $343.0 million increase compared to earning assets of $17.070 billion at December 31, 2018.

Investment Securities

We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements.  However, we also have $74.2 million of U.S. government-sponsored entities and agencies securities, $123.6 million of fixed-rate mortgage-backed securities, and $287.0 million of state and political subdivision securities in our held-to-maturity investment portfolio at March 31, 2019.

Equity securities are recorded at fair value and totaled $6.2 million at March 31, 2019 compared to $5.6 million at March 31, 2018.

At March 31, 2019, the investment securities portfolio, including equity securities, was $5.218 billion compared to $3.897 billion at March 31, 2018, an increase of $1.321 billion.  Investment securities attributable to the Klein acquisition totaled $700.6 million as of the closing date of the acquisition.  Investment securities represented 30% of earning assets at March 31, 2019, compared to 26% at March 31, 2018 and 28% at December 31, 2018.  Excess liquidity generated this quarter resulted in a higher percentage of investment securities compared to December 31, 2018. Stronger commercial loan demand in the future and management’s decision to deleverage the balance sheet could result in a reduction in the securities portfolio.  At March 31, 2019, management does not intend to sell any securities in an unrealized loss position and does not believe we will be required to sell such securities.

The investment securities available-for-sale portfolio had net unrealized gains of $13.2 million at March 31, 2019, compared to net unrealized losses of $69.0 million at March 31, 2018, and net unrealized losses of $49.2 million at December 31, 2018.  Net unrealized gains (losses) increased from December 31, 2018 to March 31, 2019 reflecting higher net unrealized gains on mortgage-backed securities and state and political subdivision securities due to a decline in long-term interest rates.

The investment portfolio had an effective duration of 3.65 at March 31, 2019, compared to 4.30 at March 31, 2018, and 4.00 at December 31, 2018.  Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates.  Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage.  The annualized average yields on investment securities, on a taxable equivalent basis, were 3.03% for the three months ended March 31, 2019, compared to 2.74% for the three months ended March 31, 2018.

Loans Held for Sale

Mortgage loans held for immediate sale in the secondary market were $14.1 million at March 31, 2019, compared to $14.9 million at December 31, 2018.  Certain mortgage loans are committed for sale at or prior to origination at a contracted price to an outside investor.  Other mortgage loans held for immediate sale are hedged with TBA forward agreements and committed for sale when they are ready for delivery and remain on the Company’s balance sheet for a short period of time (typically 30 to 60 days).  These loans are sold without recourse, beyond customary representations and warranties, and Old National has not experienced material losses arising from these sales.  Mortgage originations are subject to volatility due to interest rates and home sales, among other factors.

We have elected the fair value option under FASB ASC 825-10 prospectively for residential loans held for sale.  The aggregate fair value exceeded the unpaid principal balance by $0.6 million at March 31, 2019, compared to $0.5 million at December 31, 2018.

Commercial and Commercial Real Estate Loans

Commercial and commercial real estate loans are the largest classification within earning assets, representing 46% of earning assets at March 31, 2019, compared to 48% at March 31, 2018 and 48% at December 31, 2018.  At March 31, 2019, commercial and commercial real estate loans were $8.066 billion, an increase of $804.8 million, or 11%, compared to March 31, 2018, and a decrease of $125.4 million, or 2%, compared to December 31, 2018.  Commercial and commercial real estate loans attributable to the Klein acquisition totaled $836.8 million as of the closing date of the acquisition.

Residential Real Estate Loans

At March 31, 2019, residential real estate loans held in our loan portfolio were $2.244 billion, an increase of $85.4 million compared to March 31, 2018, and a decrease of $4.5 million compared to December 31, 2018.  Residential real estate loans attributable to the Klein acquisition totaled $77.7 million as of the closing date of the acquisition.  Future increases in interest rates could result in a decline in the level of refinancings and new originations of residential real estate loans.

Consumer Loans

Consumer loans, including automobile loans and personal and home equity loans and lines of credit, decreased $59.9 million at March 31, 2019 compared to March 31, 2018, and decreased $45.0 million from December 31, 2018.  Old National assumed student loans in the acquisition of Anchor (WI) in May 2016.  Old National sold the remaining student loan portfolio totaling $64.9 million during the second quarter of 2018, resulting in a $2.2 million gain that is included in other income on the income statement.  Consumer loans attributable to the Klein acquisition totaled $134.6 million as of the closing date of the acquisition.  We continue to see runoff in our less profitable indirect consumer loan portfolio.

Operating Lease Right-of-Use Assets

Old National adopted ASU No. 2016-02, Leases (Topic 842) on January 1, 2019, which required the recognition of operating lease right-of-use assets.  Operating lease right-of-use assets represent the lessee’s right to use, or control the use of, specified assets for the lease term.  Operating lease right-of-use assets are recognized based on the present value of lease payments over the lease term.  Operating lease right-of-use assets totaled $109.9 million at March 31, 2019.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets at March 31, 2019 totaled $1.109 billion, an increase of $231.2 million compared to $877.6 million at March 31, 2018.  During 2018, we recorded $247.1 million of goodwill and other intangible assets associated with the acquisition of Klein.

Net Deferred Tax Assets

Net deferred tax assets decreased $29.3 million compared to March 31, 2018 primarily due to decreases in net deferred tax assets related to net unrealized gains or losses on available-for-sale investment securities and federal tax credits.  Net deferred tax assets decreased $27.6 million compared to December 31, 2018 primarily due to decreases in net deferred tax assets related to net unrealized gains or losses on available-for-sale investment securities and benefit plan accruals.  Future changes in the corporate tax rate could result in a change in value of Old National’s deferred tax assets and future income tax expense.  See Note 20 to the consolidated financial statements for additional information.

Funding

Total funding, comprised of deposits and wholesale borrowings, was $17.068 billion at March 31, 2019, an increase of $1.908 billion from $15.160 billion at March 31, 2018, and an increase of $224.6 million from $16.844 billion at December 31, 2018.  Included in total funding were deposits of $14.429 billion at March 31, 2019, an increase of $1.640 billion from $12.789 billion at March 31, 2018, and an increase of $79.3 million from $14.350 billion at December 31, 2018.  Deposits attributable to the Klein acquisition totaled $1.713 billion as of the closing date of the acquisition. Noninterest-bearing deposits increased $247.6 million from March 31, 2018 to March 31, 2019.  Interest-bearing checking and NOW deposits increased $606.5 million from March 31, 2018 to March 31, 2019, while savings deposits decreased $149.7 million.  Money market deposits increased $650.5 million from March 31, 2018 to March 31, 2019, while time deposits increased $285.9 million.

We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position.  At March 31, 2019, wholesale borrowings, including federal funds purchased and interbank borrowings, securities sold under agreements to repurchase, FHLB advances, and other borrowings, totaled $2.639 billion, an increase of $267.7 million, or 11%, from March 31, 2018, and an increase of $145.2 million from December 31, 2018.  Wholesale funding as a percentage of total funding was 15% at March 31, 2019, 16% at March 31, 2018, and 15% at December 31, 2018.  The increase in wholesale funding from March 31, 2018 to March 31, 2019 was due to increases in federal funds purchased and interbank borrowings, securities sold under agreements to repurchase, FHLB advances, and other borrowings.

Operating Lease Liabilities

The adoption of ASU No. 2016-02, Leases (Topic 842) on January 1, 2019 also required the recognition of operating lease liabilities.  Operating lease liabilities represent a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis.  Operating lease liabilities totaled $114.0 million at March 31, 2019.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities decreased $44.9 million, or 23%, from December 31, 2018 primarily due to incentive payments in the first quarter of 2019 and decreases in unfunded commitments on various tax credit investments.

Capital

Shareholders’ equity totaled $2.752 billion at March 31, 2019, compared to $2.179 billion at March 31, 2018 and $2.690 billion at December 31, 2018.  Shareholders’ equity at March 31, 2019 included $406.5 million from the 22.8 million shares of Common Stock that were issued in conjunction with the acquisition of Klein.  Old National repurchased 1.5 million shares of Common Stock in the three months ended March 31, 2019 under a stock repurchase plan that was approved by the Company’s Board of Directors, which reduced equity by $24.7 million.  We also paid cash dividends of $0.13 per share in the three months ended March 31, 2019, which reduced equity by $22.8 million.  The change in unrealized gains (losses) on available-for-sale investment securities increased equity by $48.1 million during the three months ended March 31, 2019.  The Company’s Common Stock is traded on the NASDAQ under the symbol “ONB” with 34,729 shareholders of record at March 31, 2019.

Capital Adequacy

Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At March 31, 2019, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of well-capitalized based on the most recent regulatory definition.

At March 31, 2019, Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

	Regulatory Guidelines	March 31,		December 31,
	Minimum	2019	2018	2018
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	8.80%	8.11%	9.17%
Common equity Tier 1 capital to risk-adjusted total assets	7.00	11.77	10.71	11.36
Tier 1 capital to risk-adjusted total assets	8.50	11.77	10.71	11.36
Total capital to risk-adjusted total assets	10.50	12.70	11.72	12.27
Shareholders' equity to assets	N/A	13.70	12.45	13.63

At March 31, 2019, Old National Bank, Old National’s bank subsidiary, maintained a strong capital position as evidenced by the following comparisons of key industry ratios.

	Regulatory Guidelines	Well Capitalized	March 31,		December 31,
	Minimum	Guidelines	2019	2018	2018
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	5.00%	9.30%	8.78%	9.58%
Common equity Tier 1 capital to risk-adjusted
total assets	7.00	6.50	12.48	11.60	11.98
Tier 1 capital to risk-adjusted total assets	8.50	8.00	12.48	11.60	11.98
Total capital to risk-adjusted total assets	10.50	10.00	12.98	12.13	12.47

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

Investment Activities

We carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral.  At March 31, 2019, we had pooled trust preferred securities with a fair value of $8.1 million, or less than 1% of the available-for-sale securities portfolio.  These securities remained classified as available-for-sale and at March 31, 2019, the unrealized loss on our pooled trust preferred securities was $5.7 million. The fair value of these securities should improve as we get closer to maturity, but not in all cases.  There was no OTTI recorded during the three months ended March 31, 2019 or 2018.

All of our mortgage-backed securities are backed by U.S. government-sponsored or federal agencies.  Municipal bonds, corporate bonds, and other debt securities are evaluated by reviewing the credit-worthiness of the issuer and general market conditions.  See Note 5 to the consolidated financial statements for additional details about our investment security portfolio.

Counterparty Exposure

Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation.  We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry.  Old National manages exposure to counterparty risk in connection with its derivatives transactions by generally engaging in transactions with counterparties having ratings of at least A by Standard & Poor’s Rating Service or A2 by Moody’s Investors Service.  Total credit exposure is monitored by counterparty and managed within limits that management believes to be prudent. Old National’s net counterparty exposure was an asset of $341.2 million at March 31, 2019.

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

We lend to commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling, and retailing.  Old National manages concentrations of credit exposure by industry, product, geography, customer relationship, and loan size.  At March 31, 2019, our average commercial loan size was under $350,000 and our average commercial real estate loan size was under $650,000.  In addition, while loans to lessors of both residential and non-residential real estate exceed 10% of total loans, no individual sub-segment category within those broader categories reaches the 10% threshold.  At March 31, 2019, we had minimal exposure to foreign borrowers and no sovereign debt.  Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Kentucky, Michigan, Wisconsin, and Minnesota.  We are experiencing a slow and gradual improvement in the economy of our principal markets.  Management expects that trends in under-performing, criticized, and classified loans will be influenced by the degree to which the economy strengthens or weakens.

On November 1, 2018, Old National closed on its acquisition of Klein.  As of the closing date of the acquisition, loans totaled $1.049 billion and other real estate owned totaled $1.0 million.  In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date.  Old National reviewed the acquired loans and determined that as of March 31, 2019, $47.8 million met the definition of criticized and $59.8 million were considered classified (of which $16.3 million are reported with nonaccrual loans).  Our current preference would be to work these loans and avoid foreclosure actions unless additional credit deterioration becomes apparent.  These acquired impaired loans are included in our summary of under-performing, criticized, and classified assets found below.

Summary of under-performing, criticized, and classified assets:

	March 31,		December 31,
(dollars in thousands)	2019	2018	2018
Nonaccrual loans:
Commercial	$34,046	$33,175	$38,648
Commercial real estate	83,958	60,403	86,601
Residential real estate	25,791	21,137	24,954
Consumer	9,086	12,581	7,281
Total nonaccrual loans (1)	152,881	127,296	157,484
Renegotiated loans not on nonaccrual	17,123	16,802	17,356
Past due loans (90 days or more and still accruing):
Commercial	98	10	52
Commercial real estate	140	—	40
Residential real estate	49	16	258
Consumer	273	301	1,003
Total past due loans	560	327	1,353
Other real estate owned	3,279	6,735	3,232
Total under-performing assets	$173,843	$151,160	$179,425
Classified loans (includes nonaccrual, renegotiated, past due 90 days, and other problem loans)	$364,121	$245,746	$334,785
Other classified assets (2)	2,715	2,987	2,820
Criticized loans	268,836	174,873	238,752
Total criticized and classified assets	$635,672	$423,606	$576,357
Asset Quality Ratios:
Non-performing loans/total loans (3) (4)	1.41%	1.28%	1.43%
Under-performing assets/total loans and other real estate owned (3)	1.44	1.34	1.47
Under-performing assets/total assets	0.87	0.86	0.91
Allowance for loan losses/under-performing assets (5)	31.96	33.33	30.91
Allowance for loan losses/nonaccrual loans (1)	36.34	39.58	35.22
(1)

Includes purchased credit impaired loans of $19.6 million at March 31, 2019, $11.5 million at March 31, 2018, and $20.5 million at December 31, 2018 that are categorized as nonaccrual for credit analysis purposes because the collection of principal or interest is doubtful.  However, these loans are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

(2)	Includes one pooled trust preferred security and one insurance policy at March 31, 2019.
(3)	Loans exclude loans held for sale.
(4)	Non-performing loans include nonaccrual and renegotiated loans.
(5)

Because the acquired loans were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded.  No allowance for loan losses is recorded on the acquisition date.

Under-performing assets totaled $173.8 million at March 31, 2019, compared to $151.2 million at March 31, 2018 and $179.4 million at December 31, 2018.  Under-performing assets as a percentage of total loans and other real estate owned at March 31, 2019 were 1.44%, an increase of 10 basis points from 1.34% at March 31, 2018 and a decrease of 3 basis points from 1.47% at December 31, 2018.

Nonaccrual loans increased from March 31, 2018 primarily due to an increase in nonaccrual commercial real estate loans.  Nonaccrual loans at March 31, 2019 include $16.3 million of loans related to the Klein acquisition.  As a percentage of nonaccrual loans, the allowance for loan losses was 36.34% at March 31, 2019, compared to 39.58% at March 31, 2018 and 35.22% at December 31, 2018.  PCI loans that were included in the nonaccrual category for credit analysis purposes because the collection of principal or interest is doubtful totaled $19.6 million at March 31, 2019, compared to $11.5 million at March 31, 2018 and $20.5 million at December 31, 2018. However, they are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

Total criticized and classified assets were $635.7 million at March 31, 2019, an increase of $212.1 million from March 31, 2018, and an increase of $59.3 million from December 31, 2018. Other classified assets include investment securities that fell below investment grade rating totaling $2.7 million at March 31, 2019, compared to $3.0 million at March 31, 2018 and $2.8 million at December 31, 2018.

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

At March 31, 2019, our TDRs consisted of $11.6 million of commercial loans, $29.1 million of commercial real estate loans, $3.3 million of residential loans, and $2.3 million of consumer loans totaling $46.3 million.  Approximately $27.0 million of the TDRs at March 31, 2019 were included with nonaccrual loans.  At December 31, 2018, our TDRs consisted of $10.3 million of commercial loans, $27.6 million of commercial real estate loans, $3.4 million of residential loans, and $2.4 million of consumer loans totaling $43.7 million.  Approximately $26.3 million of the TDRs at December 31, 2018 were included with nonaccrual loans.

Old National has allocated specific reserves to customers whose loan terms have been modified in TDRs totaling $3.8 million at March 31, 2019 and $3.0 million of December 31, 2018.  At March 31, 2019, Old National had committed to lend an additional $5.0 million to customers with outstanding loans that are classified as TDRs.

The terms of certain other loans were modified during 2019 and 2018 that did not meet the definition of a TDR.  It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have extended the maturity date.  In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification.  The evaluation is performed under our internal underwriting policy.  We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral, or a bona fide guarantee.  We also consider whether the modification was insignificant relative to the other terms of the agreement or the delay in a payment.

PCI loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition.  If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually.  If the PCI loan is being accounted for as part of a pool, it will not be removed from the pool.  At March 31, 2019, it has not been necessary to remove any loans from PCI accounting.

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

Allowance for Loan Losses and Reserve for Unfunded Commitments

Loan charge-offs, net of recoveries, totaled $0.9 million for the three months ended March 31, 2019, compared to $0.4 million for the three months ended March 31, 2018.  Annualized, net charge-offs (recoveries) to average loans were 0.03% for the three months ended March 31, 2019 compared to 0.01% for the three months ended March 31, 2018.  Management will continue its efforts to reduce the level of non-performing loans and may consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for loan losses.

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

At March 31, 2019, the allowance for loan losses was $55.6 million, an increase of $5.2 million compared to $50.4 million at March 31, 2018, and an increase of $0.1 million compared to $55.5 million at December 31, 2018. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense.

As a percentage of total loans excluding loans held for sale, the allowance was 0.46% at March 31, 2019, compared to 0.45% at March 31, 2018 and 0.45% at December 31, 2018.

The following table provides additional details of the components of the allowance for loan losses, including ASC 450, Contingencies, for loans collectively evaluated for impairment, ASC 310-10, Receivables, for loans individually evaluated for impairment, and ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, for loans acquired with deteriorated credit quality:

	Collectively	Individually	Acquired with
	Evaluated for	Evaluated for	Deteriorated
(dollars in thousands)	Impairment	Impairment	Credit Quality	Total
Originated loans	$8,786,867	$83,971	$—	$8,870,838
Acquired loans	3,213,192	32,068	65,387	3,310,647
Total loans	$12,000,059	$116,039	$65,387	$12,181,485
Remaining purchase discount	(86,092)	(3,324)	(23,092)	(112,508)
Loans, net of discount	$11,913,967	$112,715	$42,295	$12,068,977

Allowance, January 1, 2019	$40,642	$14,341	$478	$55,461
Charge-offs	(2,507)	(364)	(21)	(2,892)
Recoveries	992	908	47	1,947
Provision expense	5,249	(4,015)	(191)	1,043
Allowance, March 31, 2019	$44,376	$10,870	$313	$55,559

We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements.  The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment.  The reserve for unfunded loan commitments is classified as a liability account on the balance sheet and totaled $2.2 million at March 31, 2019, compared to $2.5 million at December 31, 2018.

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

The following table illustrates our projected net interest income sensitivity over a two year cumulative horizon based on the asset/liability model at March 31, 2019 and 2018:

	Immediate
	Rate Decrease		Immediate Rate Increase
	-50		+100	+200	+300
(dollars in thousands)	Basis Points	Base	Basis Points	Basis Points	Basis Points
March 31, 2019
Projected interest income:
Money market, other interest earning investments, and investment securities	$323,632	$335,556	$352,559	$368,113	$382,116
Loans	1,067,651	1,125,848	1,242,294	1,354,498	1,466,586
Total interest income	1,391,283	1,461,404	1,594,853	1,722,611	1,848,702
Projected interest expense:
Deposits	97,668	139,307	229,789	320,256	410,715
Borrowings	119,915	140,240	180,901	221,569	262,270
Total interest expense	217,583	279,547	410,690	541,825	672,985
Net interest income	$1,173,700	$1,181,857	$1,184,163	$1,180,786	$1,175,717
Change from base	$(8,157)		$2,306	$(1,071)	$(6,140)
% change from base	-0.69%		0.20%	-0.09%	-0.52%

March 31, 2018
Projected interest income:
Money market, other interest earning investments, and investment securities	$228,367	$234,331	$247,550	$260,121	$272,410
Loans	901,486	958,043	1,069,783	1,180,736	1,291,192
Total interest income	1,129,853	1,192,374	1,317,333	1,440,857	1,563,602
Projected interest expense:
Deposits	45,434	73,864	150,906	227,942	304,974
Borrowings	94,407	109,648	140,103	170,531	200,953
Total interest expense	139,841	183,512	291,009	398,473	505,927
Net interest income	$990,012	$1,008,862	$1,026,324	$1,042,384	$1,057,675
Change from base	$(18,850)		$17,462	$33,522	$48,813
% change from base	-1.87%		1.73%	3.32%	4.84%

Our asset sensitivity decreased year over year primarily due to changes in our hedging strategies, balance sheet mix, investment duration, and prepayment speed behavior.

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

Because the models are driven by expected behavior in various interest rate scenarios and many factors besides market interest rates affect our net interest income, we recognize that model outputs are not guarantees of actual results.  For this reason, we model many different combinations of interest rates and balance sheet assumptions to understand our overall sensitivity to market interest rate changes, including shocks, yield curve flattening, yield curve steepening, as well as forecasts of likely interest rate scenarios.  At March 31, 2019, our projected net interest income sensitivity based on the asset/liability models we utilize was within the limits of our interest rate risk policy for the scenarios tested.

We use derivative instruments, primarily interest rate swaps, to mitigate interest rate risk, including certain cash flow hedges on variable-rate debt with a notional amount of $475 million at March 31, 2019.  Our derivatives had an estimated fair value gain of $28.4 million at March 31, 2019, compared to an estimated fair value gain of $16.5 million at December 31, 2018.  See Note 21 to the consolidated financial statements for further discussion of derivative financial instruments.

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

A time deposit maturity schedule for Old National Bank is shown in the following table at March 31, 2019.

(dollars in thousands)
Maturity Bucket	Amount	Rate
2019	$1,315,351	1.78%
2020	469,375	1.67
2021	123,320	1.40
2022	58,648	1.46
2023	55,408	1.73
2024 and beyond	39,496	1.59
Total	$2,061,598	1.72%

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

The credit ratings of Old National and Old National Bank at March 31, 2019 are shown in the following table.

Moody's Investor Service
	Long-term	Short-term
Old National	A3	N/A
Old National Bank	Aa3	P-1

Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well.  At March 31, 2019, Old National and its subsidiaries had the following availability of liquid funds and borrowings:

	Parent
(dollars in thousands)	Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$61,046	$262,070
Unencumbered government-issued debt securities	—	1,954,533
Unencumbered investment grade municipal securities	—	556,700
Unencumbered corporate securities	—	142,946
Availability of borrowings:
Amount available from Federal Reserve discount window*	—	474,222
Amount available from Federal Home Loan Bank Indianapolis*	—	671,468
Total available funds	$61,046	$4,061,939
*	Based on collateral pledged

Old National Bancorp has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows, and funds used for acquisitions.  Old National Bancorp can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit, and through the issuance of debt securities.  Additionally, Old National Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt and equity markets.  At March 31, 2019, Old National Bancorp’s other borrowings outstanding were $231.6 million.

Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval.  Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years.  Prior regulatory approval to pay dividends was not required in 2018 and is not currently required.

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

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements include commitments to extend credit and financial guarantees.  Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers.  Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $3.743 billion and standby letters of credit of $100.2 million at March 31, 2019.  At March 31, 2019, approximately $3.478 billion of the loan commitments had fixed rates and $265.3 million had floating rates, with the floating rates ranging from 1% to 16%.  At December 31, 2018, loan commitments were $3.566 billion and standby letters of credit were $319.0 million.  The term of these off-balance sheet arrangements is typically one year or less.

Old National is a party in risk participation transactions of interest rate swaps, which had total notional amount of $38.3 million at March 31, 2019.

CONTRACTUAL OBLIGATIONS

The following table presents our significant fixed and determinable contractual obligations at March 31, 2019:

	Payments Due In
	One Year	One to	Three to	Over
(dollars in thousands)	or Less (1)	Three Years	Five Years	Five Years	Total
Deposits without stated maturity	$12,367,672	$—	$—	$—	$12,367,672
IRAs, consumer, and brokered certificates of deposit	1,315,351	592,695	114,056	39,496	2,061,598
Federal funds purchased and interbank borrowings	325,030	—	—	—	325,030
Securities sold under agreements to repurchase	342,480	—	—	—	342,480
FHLB advances	126,408	120,000	57,164	1,416,372	1,719,944
Other borrowings	338	965	1,078	249,203	251,584
Fixed interest payments (2)	37,992	94,852	90,242	124,099	347,185
Operating leases	13,094	32,454	23,805	44,687	114,040
Other long-term liabilities (3)	16,399	11,312	169	48	27,928
(1)	For the remaining nine months of fiscal 2019.
(2)

Our senior notes, subordinated notes, certain trust preferred securities, and certain FHLB advances have fixed rates ranging from 1.50% to 6.08%.  All of our other long-term debt is at LIBOR based variable rates at March 31, 2019.  The projected variable interest assumes no increase in LIBOR rates from March 31, 2019.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.  Certain accounting policies require management to use significant judgment and estimates, which can have a material impact on the carrying value of certain assets and liabilities.  We consider these policies to be critical accounting policies.  The judgment and assumptions made are based upon historical experience or other factors that management believes to be reasonable under the circumstances.  Because of the nature of the judgment and assumptions, actual results could differ from estimates, which could have a material effect on our financial condition and results of operations.

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

Management’s analysis of probable losses in the portfolio at March 31, 2019 resulted in a range for allowance for loan losses of $16.9 million.  The range pertains to general (FASB ASC 450, Contingencies) reserves for both retail and performing commercial loans.  Specific (FASB ASC 310, Receivables) reserves do not have a range of probable loss.  Due to the risks and uncertainty associated with the economy and our projection of loss rates inherent in the portfolio, we establish a range of probable outcomes (a high-end estimate and a low-end estimate) and evaluate our position within this range.  The potential effect to net income based on our position in the range relative to the high and low endpoints is a decrease of $1.8 million and an increase of $10.9 million, respectively, after taking into account the tax effects.  These sensitivities are hypothetical and may not represent actual results.

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

PART II

OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

01/01/19 - 01/31/19	—	$—	—	7,000,000
02/01/19 - 02/28/19	145,617	16.92	—	7,000,000
03/01/19 - 03/31/19	1,504,823	16.47	1,500,000	5,500,000
Quarter-to-date 03/31/19	1,650,440	$16.51	1,500,000	5,500,000

In the first quarter of 2019, the Board of Directors approved the repurchase of up to 7.0 million shares of the Company’s stock to be repurchased, as conditions warrant, through January 31, 2020.  During the three months ended March 31, 2019, Old National also repurchased a limited number of shares associated with employee share-based incentive programs.

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

10.1

Form of Employment Agreement for Robert G. Jones (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2011).*

10.2

Amended Employment Agreement for Robert G. Jones (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2019).*

10.3	Employment Agreement dated as of May 2, 2019 between Old National Bancorp and James C. Ryan, III is filed herewith.*

10.4	Employment Agreement dated as of May 2, 2019 between Old National Bancorp and Brendon B. Falconer is filed herewith.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Old National’s Form 10-Q Report for the quarterly period ended March 31, 2019, formatted in iXBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD NATIONAL BANCORP
(Registrant)

By:	/s/ Brendon B. Falconer
Brendon B. Falconer
Senior Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

Date: May 2, 2019