Form 10-Q
period 2019-06-30
OLD NATIONAL BANCORP /IN/
filed 2019-07-31
CIK 707179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.  The registrant has one class of common stock (no par value) with 172,231,000 shares outstanding at June 30, 2019.

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

PCI:  purchased credit impaired

PD:  probability of default

PSA:  prepayment speed assumptions

Renewable Energy:  investment tax credits for solar projects

SAB:  Staff Accounting Bulletin

SEC:  Securities and Exchange Commission

TBA:  to be announced

TDR:  troubled debt restructuring

OLD NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,	June 30,
(dollars and shares in thousands, except per share data)	2019	2018	2018
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$239,831	$284,003	$219,626
Money market and other interest-earning investments	61,155	33,162	54,248
Total cash and cash equivalents	300,986	317,165	273,874
Equity securities	6,234	5,582	5,596
Investment securities - available-for-sale, at fair value:
U.S. Treasury	5,466	5,301	5,257
U.S. government-sponsored entities and agencies	645,458	628,151	568,231
Mortgage-backed securities	2,781,515	2,209,295	1,448,526
States and political subdivisions	908,566	940,429	797,533
Other securities	326,221	340,240	362,118
Total investment securities - available-for-sale	4,667,226	4,123,416	3,181,665
Investment securities - held-to-maturity, at amortized cost (fair value $486,728; $506,103; and $524,597, respectively)	470,868	506,334	525,718
Federal Home Loan Bank/Federal Reserve Bank stock, at cost	157,400	142,980	136,206
Loans held for sale, at fair value	37,904	14,911	26,198
Loans:
Commercial	3,074,849	3,232,970	2,962,895
Commercial real estate	4,993,693	4,958,851	4,451,772
Residential real estate	2,222,198	2,248,404	2,153,973
Consumer credit, net of unearned income	1,755,838	1,803,667	1,726,989
Total loans	12,046,578	12,243,892	11,295,629
Allowance for loan losses	(56,292)	(55,461)	(53,660)
Net loans	11,990,286	12,188,431	11,241,969
Premises and equipment, net	493,481	485,912	449,304
Operating lease right-of-use assets	106,222	—	—
Accrued interest receivable	90,543	89,464	81,290
Goodwill	1,036,258	1,036,258	828,804
Other intangible assets	68,220	77,016	45,417
Company-owned life insurance	445,749	444,224	405,492
Net deferred tax assets	36,002	87,048	90,187
Loan servicing rights	24,332	24,497	24,303
Other assets	213,574	185,197	166,967
Total assets	$20,145,285	$19,728,435	$17,482,990

Liabilities
Deposits:
Noninterest-bearing demand	$3,771,888	$3,965,380	$3,600,793
Interest-bearing:
Checking and NOW	3,950,161	3,788,339	3,054,302
Savings	2,877,673	2,944,092	3,026,110
Money market	1,819,716	1,627,882	1,090,621
Time	1,943,663	2,024,256	1,824,550
Total deposits	14,363,101	14,349,949	12,596,376
Federal funds purchased and interbank borrowings	410,036	270,135	175,044
Securities sold under agreements to repurchase	334,540	362,294	347,511
Federal Home Loan Bank advances	1,730,065	1,613,481	1,757,308
Other borrowings	251,840	247,883	250,241
Operating lease liabilities	110,596	—	—
Accrued expenses and other liabilities	141,968	195,123	156,295
Total liabilities	17,342,146	17,038,865	15,282,775
Shareholders' Equity
Preferred stock, 2,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $1.00 per share stated value, 300,000 shares authorized, 172,231; 175,141; and 152,351 shares issued and outstanding, respectively	172,231	175,141	152,351
Capital surplus	1,981,205	2,031,695	1,642,790
Retained earnings	607,666	527,684	471,777
Accumulated other comprehensive income (loss), net of tax	42,037	(44,950)	(66,703)
Total shareholders' equity	2,803,139	2,689,570	2,200,215
Total liabilities and shareholders' equity	$20,145,285	$19,728,435	$17,482,990

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars and shares in thousands, except per share data)	2019	2018	2019	2018
Interest Income
Loans including fees:
Taxable	$148,253	$124,610	$287,225	$242,999
Nontaxable	3,986	3,984	8,209	7,858
Investment securities:
Taxable	29,241	18,367	57,278	37,171
Nontaxable	7,249	6,658	14,657	13,207
Money market and other interest-earning investments	334	117	612	207
Total interest income	189,063	153,736	367,981	301,442
Interest Expense
Deposits	18,519	9,139	34,963	16,394
Federal funds purchased and interbank borrowings	1,817	647	3,735	1,664
Securities sold under agreements to repurchase	671	434	1,333	793
Federal Home Loan Bank advances	10,039	8,824	19,970	16,604
Other borrowings	2,787	2,729	5,702	5,452
Total interest expense	33,833	21,773	65,703	40,907
Net interest income	155,230	131,963	302,278	260,535
Provision for loan losses	1,003	2,446	2,046	2,826
Net interest income after provision for loan losses	154,227	129,517	300,232	257,709
Noninterest Income
Wealth management fees	9,909	9,746	18,444	18,772
Service charges on deposit accounts	11,515	10,765	22,341	21,524
Debit card and ATM fees	5,419	5,080	10,922	9,945
Mortgage banking revenue	7,135	5,189	12,146	9,381
Investment product fees	5,591	5,066	10,862	10,097
Capital markets income	3,150	896	5,667	1,394
Company-owned life insurance	2,711	2,430	5,899	5,035
Net debt securities gains (losses)	1,165	1,494	1,062	2,282
Other income	4,619	8,623	10,287	12,764
Total noninterest income	51,214	49,289	97,630	91,194
Noninterest Expense
Salaries and employee benefits	71,566	66,592	142,749	130,771
Occupancy	14,559	12,873	29,137	26,153
Equipment	4,517	3,728	8,991	7,293
Marketing	4,439	3,962	8,162	7,659
Data processing	10,207	9,724	19,548	18,124
Communication	2,849	2,772	5,903	5,836
Professional fees	4,921	2,923	7,831	5,653
Loan expenses	1,657	1,843	3,569	3,587
FDIC assessment	1,454	3,161	3,541	5,806
Amortization of intangibles	4,325	3,416	8,797	7,025
Amortization of tax credit investments	568	11,858	828	12,574
Other expense	7,056	7,608	12,103	17,136
Total noninterest expense	128,118	130,460	251,159	247,617
Income before income taxes	77,323	48,346	146,703	101,286
Income tax expense	14,359	4,345	27,463	9,302
Net income	$62,964	$44,001	$119,240	$91,984
Net income per common share - basic	$0.37	$0.29	$0.69	$0.61
Net income per common share - diluted	0.36	0.29	0.68	0.60
Weighted average number of common shares outstanding - basic	172,985	151,878	173,855	151,800
Weighted average number of common shares outstanding - diluted	173,675	152,568	174,531	152,483
Dividends per common share	$0.13	$0.13	$0.26	$0.26

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2019	2018	2019	2018
Net income	$62,964	$44,001	$119,240	$91,984

Other comprehensive income (loss):

Change in debt securities available-for-sale:
Unrealized holding gains (losses) for the period	51,249	(7,327)	113,514	(33,121)
Reclassification for securities transferred to held-to-maturity	—	—	—	14,007
Reclassification adjustment for securities (gains) losses realized in income	(1,165)	(1,494)	(1,062)	(2,282)
Income tax effect	(11,825)	2,070	(26,403)	5,180
Unrealized gains (losses) on available-for-sale debt securities	38,259	(6,751)	86,049	(16,216)

Change in securities held-to-maturity:
Adjustment for securities transferred to available-for-sale	—	—	—	19,412
Adjustment for securities transferred from available-for-sale	—	—	—	(14,007)
Amortization of unrealized losses on securities transferred from available-for-sale	564	521	1,021	1,112
Income tax effect	(129)	(119)	(235)	(1,145)
Changes from securities held-to-maturity	435	402	786	5,372

Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	944	1,516	552	6,079
Reclassification adjustment for (gains) losses realized in net income	(6)	10	(391)	779
Income tax effect	(231)	(375)	(40)	(1,683)
Changes from cash flow hedges	707	1,151	121	5,175

Defined benefit pension plans:
Amortization of net loss recognized in income	21	27	41	54
Income tax effect	(5)	(6)	(10)	(13)
Changes from defined benefit pension plans	16	21	31	41
Other comprehensive income (loss), net of tax	39,417	(5,177)	86,987	(5,628)
Comprehensive income	$102,381	$38,824	$206,227	$86,356

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

				Accumulated
				Other	Total
	Common	Capital	Retained	Comprehensive	Shareholders'
(dollars in thousands, except per share data)	Stock	Surplus	Earnings	Income (Loss)	Equity
Balance, December 31, 2017	$152,040	$1,639,499	$413,130	$(50,272)	$2,154,397
Cumulative effect of change in accounting principles	—	—	(4,127)	(52)	(4,179)
Balance, January 1, 2018	152,040	1,639,499	409,003	(50,324)	2,150,218
Reclassification of certain tax effects related to the Tax Cuts and Jobs Act of 2017	—	—	10,751	(10,751)	—
Net income	—	—	47,983	—	47,983
Other comprehensive income (loss)	—	—	—	(451)	(451)
Dividends - common stock ($0.13 per share)	—	—	(19,782)	—	(19,782)
Common stock issued	6	99	—	—	105
Common stock repurchased	(64)	(1,051)	—	—	(1,115)
Share-based compensation expense	—	1,931	—	—	1,931
Stock activity under incentive compensation plans	190	298	(259)	—	229
Balance, March 31, 2018	152,172	1,640,776	447,696	(61,526)	2,179,118
Net income	—	—	44,001	—	44,001
Other comprehensive income (loss)	—	—	—	(5,177)	(5,177)
Dividends - common stock ($0.13 per share)	—	—	(19,806)	—	(19,806)
Common stock issued	8	109	—	—	117
Common stock repurchased	(36)	(598)	—	—	(634)
Share-based compensation expense	—	1,675	—	—	1,675
Stock activity under incentive compensation plans	207	828	(114)	—	921
Balance, June 30, 2018	$152,351	$1,642,790	$471,777	$(66,703)	$2,200,215

Balance, December 31, 2018	$175,141	$2,031,695	$527,684	$(44,950)	$2,689,570
Cumulative effect of change in accounting principles (Note 2)	—	—	6,322	—	6,322
Balance, January 1, 2019	175,141	2,031,695	534,006	(44,950)	2,695,892
Net income	—	—	56,276	—	56,276
Other comprehensive income (loss)	—	—	—	47,570	47,570
Dividends - common stock ($0.13 per share)	—	—	(22,812)	—	(22,812)
Common stock issued	9	121	—	—	130
Common stock repurchased	(1,655)	(25,642)	—	—	(27,297)
Share-based compensation expense	—	1,800	—	—	1,800
Stock activity under incentive compensation plans	484	(12)	(159)	—	313
Balance, March 31, 2019	173,979	2,007,962	567,311	2,620	2,751,872
Net income	—	—	62,964	—	62,964
Other comprehensive income (loss)	—	—	—	39,417	39,417
Dividends - common stock ($0.13 per share)	—	—	(22,476)	—	(22,476)
Common stock issued	10	138	—	—	148
Common stock repurchased	(1,884)	(28,961)	—	—	(30,845)
Share-based compensation expense	—	1,946	—	—	1,946
Stock activity under incentive compensation plans	126	120	(133)	—	113
Balance, June 30, 2019	$172,231	$1,981,205	$607,666	$42,037	$2,803,139

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2019	2018
Cash Flows From Operating Activities
Net income	$119,240	$91,984
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	13,171	11,772
Amortization of other intangible assets	8,797	7,025
Amortization of tax credit investments	828	12,574
Net premium amortization on investment securities	6,852	7,538
Accretion income related to acquired loans	(20,257)	(22,312)
Share-based compensation expense	3,746	3,606
Excess tax (benefit) expense on share-based compensation	(1,053)	432
Provision for loan losses	2,046	2,826
Net debt securities (gains) losses	(1,062)	(2,282)
Net (gains) losses on sales of loans and other assets	227	1,078
Increase in cash surrender value of company-owned life insurance	(5,899)	(5,035)
Residential real estate loans originated for sale	(282,134)	(240,201)
Proceeds from sales of residential real estate loans	263,028	234,736
(Increase) decrease in interest receivable	(1,079)	2,316
(Increase) decrease in other assets	12,344	21,208
Increase (decrease) in accrued expenses and other liabilities	(44,002)	(22,458)
Total adjustments	(44,447)	12,823
Net cash flows provided by (used in) operating activities	74,793	104,807
Cash Flows From Investing Activities
Purchases of investment securities available-for-sale	(1,039,861)	(235,161)
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	(14,439)	(16,520)
Proceeds from maturities, prepayments, and calls of investment securities available-for-sale	335,035	220,753
Proceeds from sales of investment securities available-for-sale	267,632	131,321
Proceeds from maturities, prepayments, and calls of investment securities held-to-maturity	35,958	35,750
Proceeds from sales of Federal Home Loan Bank/Federal Reserve Bank stock	19	—
Proceeds from sales of equity securities	130	128
Proceeds from sale of student loan portfolio	—	70,674
Loan originations and payments, net	216,356	(219,685)
Proceeds from company-owned life insurance death benefits	4,374	3,296
Proceeds from sales of premises and equipment and other assets	2,534	4,708
Purchases of premises and equipment and other assets	(24,002)	(17,005)
Net cash flows provided by (used in) investing activities	(216,264)	(21,741)
Cash Flows From Financing Activities
Net increase (decrease) in:
Deposits	13,152	(9,527)
Federal funds purchased and interbank borrowings	139,901	(159,989)
Securities sold under agreements to repurchase	(27,754)	(37,299)
Other borrowings	3,864	1,159
Payments for maturities of Federal Home Loan Bank advances	(325,999)	(898,801)
Proceeds from Federal Home Loan Bank advances	425,000	1,045,000
Cash dividends paid on common stock	(45,288)	(39,588)
Common stock repurchased	(58,142)	(1,749)
Proceeds from exercise of stock options	280	948
Common stock issued	278	222
Net cash flows provided by (used in) financing activities	125,292	(99,624)
Net increase (decrease) in cash and cash equivalents	(16,179)	(16,558)
Cash and cash equivalents at beginning of period	317,165	290,432
Cash and cash equivalents at end of period	$300,986	$273,874
Supplemental cash flow information:
Total interest paid	$66,419	$40,426
Total taxes paid (net of refunds)	$1,204	$(819)
Securities transferred from held-to-maturity to available-for-sale	$—	$447,026
Securities transferred from available-for-sale to held-to-maturity	$—	$323,990
Operating lease right-of-use assets obtained in exchange for lease obligations	$117,751	$—
Finance lease right-of-use assets obtained in exchange for lease obligations	$7,871	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.  Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of June 30, 2019 and 2018, and December 31, 2018, and the results of its operations for the three and six months ended June 30, 2019 and 2018.  Interim results do not necessarily represent annual results.  These financial statements should be read in conjunction with Old National’s Annual Report for the year ended December 31, 2018.

All significant intercompany transactions and balances have been eliminated.  Certain prior year amounts have been reclassified to conform to the current presentation.  Such reclassifications had no effect on prior period net income or shareholders’ equity and were insignificant amounts.

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

As previously disclosed, Old National formed a cross functional committee to oversee the adoption of the ASU at the effective date. A working group was also formed and has developed a project plan focused on understanding the ASU, researching issues, identifying data needs for modeling inputs, technology requirements, modeling considerations, and ensuring overarching governance has been achieved for each objective and milestone.  Currently, the working group has identified seven distinct loan portfolios for which a model has been developed. For all seven loan portfolios, the data sets have been identified, populated, and internally validated. Old National has completed data and model validation testing.  During the second half of 2019, the project plan is targeting multiple parallel processing of our existing allowance for loan losses model compared to the CECL model, as well as model sensitivity analysis and determination of qualitative adjustments.

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

•	Reversion period – use a range from 1 to 2 years, which links the initial loss forecast to the historical loss forecast based on economic conditions at the measurement date.
•	Discounted cash flow (“DCF”) aggregator – using the items above to estimate the life-time credit losses for all portfolios and losses for loans modified as a TDR.

During the last half of 2019, Old National will continue researching and resolving interpretive accounting issues in the ASU contemplating various related accounting policies, developing processes and related controls, and considering various reporting disclosures.

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

In December 2018, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL.  The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard.  Old National is planning on adopting the capital transition relief over the permissible three-year period.

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

FASB ASC 326, 815, and 825 – In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.  The amendments related to Topic 326 address accrued interest, transfers between classifications or categories for loans and debt securities, recoveries, vintage disclosures, and contractual extensions and renewal options and will become effective for annual periods and interim periods within those annual periods beginning after December 15, 2019.  The improvements and clarifications related to Topic 815 address partial-term fair value hedges of interest-rate risk, amortization, and disclosure of fair value hedge basis adjustments and consideration of hedged contractually specified interest rate under the hypothetical method and will become effective for the annual reporting period beginning January 1, 2020.  The amendments related to Topic 825 contain various improvements to ASU 2016-01, including scope; held-to-maturity debt securities fair value disclosures; and remeasurement of equity securities at historical exchange rates and will become effective for fiscal years and interim periods beginning after December 15, 2019.  Old National is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

FASB ASC 326 – In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief.  These amendments provide targeted transition relief allowing entities to irrevocably elect the fair value option, on an instrument-by-instrument basis, for certain financial assets (excluding held-to-maturity debt securities) previously measured at amortized cost.  The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2019.  Old National is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

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

Pursuant to the merger agreement, each holder of Klein common stock received 7.92 shares of Old National Common Stock per share of Klein common stock such holder owned.  The total fair value of consideration for Klein was $406.5 million, consisting of 22.8 million shares of Old National Common Stock valued at $406.5 million.  Through June 30, 2019, transaction and integration costs of $18.8 million associated with this acquisition have been expensed and remaining integration costs will be expensed as incurred.

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

Certain loans and premises and equipment measurements have not been finalized and are subject to change.  As Old National receives the information related to facts and circumstances that existed as of the acquisition date, we will finalize the provisional measurements recorded.  Such adjustments will be included in the allocation in the reporting period in which the final amounts are determined, not to exceed one year from the acquisition date.

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

The following table reconciles basic and diluted net income per share for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
(dollars and shares in thousands,	June 30,		June 30,
except per share data)	2019	2018	2019	2018
Basic Net Income Per Share
Net income	$62,964	$44,001	$119,240	$91,984

Weighted average common shares outstanding	172,985	151,878	173,855	151,800

Basic Net Income Per Share	$0.37	$0.29	$0.69	$0.61

Diluted Net Income Per Share
Net income	$62,964	$44,001	$119,240	$91,984

Weighted average common shares outstanding	172,985	151,878	173,855	151,800
Effect of dilutive securities:
Restricted stock	643	623	626	610
Stock options (1)	47	67	50	73
Weighted average shares outstanding	173,675	152,568	174,531	152,483

Diluted Net Income Per Share	$0.36	$0.29	$0.68	$0.60

(1)

Options to purchase 14 thousand shares outstanding at June 30, 2019 and 2018 were not included in the computation of net income per diluted share for the three and six months ended June 30, 2019 and 2018 because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 5 – INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at June 30, 2019 and December 31, 2018 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2019
Available-for-Sale
U.S. Treasury	$5,353	$117	$(4)	$5,466
U.S. government-sponsored entities and agencies	645,351	1,242	(1,135)	645,458
Mortgage-backed securities - Agency	2,746,337	42,248	(7,070)	2,781,515
States and political subdivisions	879,187	29,672	(293)	908,566
Pooled trust preferred securities	13,836	—	(6,000)	7,836
Other securities	313,911	6,140	(1,666)	318,385
Total available-for-sale securities	$4,603,975	$79,419	$(16,168)	$4,667,226

Held-to-Maturity
U.S. government-sponsored entities and agencies	$74,403	$1,455	$—	$75,858
Mortgage-backed securities - Agency	118,720	2,608	—	121,328
States and political subdivisions	277,745	11,797	—	289,542
Total held-to-maturity securities	$470,868	$15,860	$—	$486,728

December 31, 2018
Available-for-Sale
U.S. Treasury	$5,332	$—	$(31)	$5,301
U.S. government-sponsored entities and agencies	639,458	35	(11,342)	628,151
Mortgage-backed securities - Agency	2,243,774	9,738	(44,217)	2,209,295
States and political subdivisions	932,757	11,113	(3,441)	940,429
Pooled trust preferred securities	13,861	—	(5,366)	8,495
Other securities	337,435	486	(6,176)	331,745
Total available-for-sale securities	$4,172,617	$21,372	$(70,573)	$4,123,416

Held-to-Maturity
U.S. government-sponsored entities and agencies	$73,986	$—	$(1,627)	$72,359
Mortgage-backed securities - Agency	127,120	39	(2,750)	124,409
States and political subdivisions	305,228	6,208	(2,101)	309,335
Total held-to-maturity securities	$506,334	$6,247	$(6,478)	$506,103

Proceeds from sales or calls of available-for-sale investment securities and the resulting realized gains and realized losses were as follows for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2019	2018	2019	2018
Proceeds from sales of available-for-sale debt securities	$258,951	$47,064	$267,632	$131,321
Proceeds from calls of available-for-sale debt securities	38,430	11,211	62,115	28,647
Total	$297,381	$58,275	$329,747	$159,968

Realized gains on sales of available-for-sale debt securities	$3,032	$1,251	$3,103	$3,259
Realized gains on calls of available-for-sale debt securities	—	283	3	284
Realized losses on sales of available-for-sale debt securities	(1,867)	(48)	(2,015)	(1,305)
Realized losses on calls of available-for-sale debt securities	—	(4)	(29)	(53)
Other securities gains (losses) (1)	—	12	—	97
Net debt securities gains (losses)	$1,165	$1,494	$1,062	$2,282
(1)

For the three and six months ended June 30, 2018, other securities gains (losses) included realized gains and losses of equity securities previously classified as trading securities.  For the three and six months ended June 30, 2019, gains (losses) on equity securities are included in other income.

(1

All of the mortgage-backed securities in the investment portfolio are residential mortgage-backed securities.  The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Weighted average yield is based on amortized cost.

	At June 30, 2019
(dollars in thousands)			Weighted
	Amortized	Fair	Average
Maturity	Cost	Value	Yield
Available-for-Sale
Within one year	$67,614	$67,697	2.78%
One to five years	325,596	328,679	2.62
Five to ten years	637,886	650,816	3.24
Beyond ten years	3,572,879	3,620,034	2.95
Total	$4,603,975	$4,667,226	2.97%

Held-to-Maturity
Within one year	$14,051	$14,155	4.48%
One to five years	35,606	36,747	3.98
Five to ten years	74,766	78,137	4.60
Beyond ten years	346,445	357,689	3.63
Total	$470,868	$486,728	3.83%

The following table summarizes the available-for-sale investment securities with unrealized losses at June 30, 2019 and December 31, 2018 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2019
Available-for-Sale
U.S. Treasury	$—	$—	$1,491	$(4)	$1,491	$(4)
U.S. government-sponsored entities and agencies	45,107	(207)	160,407	(928)	205,514	(1,135)
Mortgage-backed securities - Agency	15,247	(279)	697,159	(6,791)	712,406	(7,070)
States and political subdivisions	9,361	(126)	54,948	(167)	64,309	(293)
Pooled trust preferred securities	—	—	7,836	(6,000)	7,836	(6,000)
Other securities	17,895	(156)	114,829	(1,510)	132,724	(1,666)
Total available-for-sale	$87,610	$(768)	$1,036,670	$(15,400)	$1,124,280	$(16,168)

December 31, 2018
Available-for-Sale
U.S. Treasury	$3,829	$(12)	$1,472	$(19)	$5,301	$(31)
U.S. government-sponsored entities and agencies	54,701	(594)	519,911	(10,748)	574,612	(11,342)
Mortgage-backed securities - Agency	82,289	(742)	1,172,984	(43,475)	1,255,273	(44,217)
States and political subdivisions	99,162	(1,340)	151,097	(2,101)	250,259	(3,441)
Pooled trust preferred securities	—	—	8,495	(5,366)	8,495	(5,366)
Other securities	94,607	(1,965)	143,842	(4,211)	238,449	(6,176)
Total available-for-sale	$334,588	$(4,653)	$1,997,801	$(65,920)	$2,332,389	$(70,573)

The following table summarizes the held-to-maturity investment securities with unrecognized losses at June 30, 2019 and December 31, 2018 by aggregated major security type and length of time in a continuous unrecognized loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2019
Held-to-Maturity
U.S. government-sponsored entities and agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities - Agency	—	—	—	—	—	—
States and political subdivisions	—	—	—	—	—	—
Total held-to-maturity	$—	$—	$—	$—	$—	$—

December 31, 2018
Held-to-Maturity
U.S. government-sponsored entities and agencies	$—	$—	$72,359	$(4,642)	$72,359	$(4,642)
Mortgage-backed securities - Agency	4,335	(24)	119,207	(8,006)	123,542	(8,030)
States and political subdivisions	24,533	(983)	70,022	(3,556)	94,555	(4,539)
Total held-to-maturity	$28,868	$(1,007)	$261,588	$(16,204)	$290,456	$(17,211)

The unrecognized losses on held-to-maturity investment securities presented in the table above include unrecognized losses on securities that were transferred from available-for-sale to held-to-maturity totaling $10.7 million at December 31, 2018.  All transferred held-to-maturity investment securities were in an unrealized gain position at June 30, 2019.

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

There was no OTTI recorded during the six months ended June 30, 2019 or 2018.

At June 30, 2019, Old National’s securities portfolio consisted of 1,995 securities, 287 of which were in an unrealized loss position.  The unrealized losses attributable to our U.S. Treasury, U.S. government-sponsored entities and agencies, agency mortgage-backed securities, states and political subdivisions, and other securities are the result of fluctuations in interest rates.  Our pooled trust preferred securities are discussed below.  At June 30, 2019, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.

Pooled Trust Preferred Securities

At June 30, 2019, our securities portfolio contained two pooled trust preferred securities with a fair value of $7.8 million and unrealized losses of $6.0 million.  These securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows.  For the six months ended June 30, 2019 and 2018, our analysis indicated no OTTI on these securities.

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

Trust preferred securities								Actual	Expected	Excess
June 30, 2019								Deferrals	Defaults as	Subordination
(dollars in thousands)							# of Issuers	and Defaults	a % of	as a % of
		Lowest			Unrealized	Realized	Currently	as a % of	Remaining	Current
		Credit	Amortized	Fair	Gain/	Losses	Performing/	Original	Performing	Performing
	Class	Rating (1)	Cost	Value	(Loss)	2019	Remaining	Collateral	Collateral	Collateral
Pooled trust preferred securities:
Pretsl XXVII LTD	B	B	$4,317	$2,131	$(2,186)	$—	33/43	17.2%	4.5%	36.0%
Trapeza Ser 13A	A2A	BBB	9,519	5,705	(3,814)	—	43/48	4.5%	4.5%	56.7%
			13,836	7,836	(6,000)	—
Single Issuer trust preferred securities:
JP Morgan Chase & Co		BBB-	4,792	4,225	(567)	—

Total			$18,628	$12,061	$(6,567)	$—

(1)Lowest rating for the security provided by any nationally recognized credit rating agency.

Equity Securities

Equity securities are recorded at fair value and totaled $6.2 million at June 30, 2019 and $5.6 million at December 31, 2018.  There were losses on equity securities of $18 thousand during the three months ended June 30, 2019 and gains on equity securities of $154 thousand during the six months ended June 30, 2019, compared to gains of $12 thousand during the three months ended June 30, 2018 and $97 thousand during the six months ended June 30, 2018.  Old National also has equity securities without readily determinable fair values that are included in other assets that totaled $84.9 million at June 30, 2019 and $79.2 million at December 31, 2018.  These are illiquid investments that consist of partnerships, limited liability companies, and other ownership interests that support affordable housing, economic development, and community revitalization initiatives in low-to-moderate income neighborhoods.  There have been no impairments or downward adjustments on these securities in the six months ended June 30, 2019 or 2018.

NOTE 6 – LOANS HELD FOR SALE

Mortgage loans held for immediate sale in the secondary market were $37.9 million at June 30, 2019, compared to $14.9 million at December 31, 2018.  Residential loans that Old National has originated with the intent to sell are recorded at fair value.  Conventional mortgage production is sold on a servicing retained basis.  Certain loans, such as government guaranteed mortgage loans are sold on servicing released basis.

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

The composition of loans by lending classification was as follows:

	June 30,	December 31,
(dollars in thousands)	2019	2018
Commercial (1)	$3,074,849	$3,232,970
Commercial real estate:
Construction	652,903	504,625
Other	4,340,790	4,454,226
Residential real estate	2,222,198	2,248,404
Consumer credit:
Home equity	553,991	589,322
Auto	1,036,244	1,059,633
Other	165,603	154,712
Total loans	12,046,578	12,243,892
Allowance for loan losses	(56,292)	(55,461)
Net loans	$11,990,286	$12,188,431

(1)	Includes direct finance leases of $53.5 million at June 30, 2019 and $60.0 million at December 31, 2018.

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

At 189%, Old National Bank’s commercial real estate loans as a percentage of its risk-based capital remained well below the regulatory guideline limit of 300% at June 30, 2019.

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

Old National’s activity in the allowance for loan losses for the three and six months ended June 30, 2019 and 2018 was as follows:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Residential	Consumer	Total
Three Months Ended June 30, 2019
Balance at beginning of period	$20,406	$25,169	$2,302	$7,682	$55,559
Charge-offs	(604)	(389)	(140)	(1,743)	(2,876)
Recoveries	334	1,205	9	1,058	2,606
Provision	2,412	(2,674)	98	1,167	1,003
Balance at end of period	$22,548	$23,311	$2,269	$8,164	$56,292

Three Months Ended June 30, 2018
Balance at beginning of period	$19,591	$20,796	$1,763	$8,231	$50,381
Charge-offs	(472)	(430)	(295)	(1,857)	(3,054)
Recoveries	249	583	1,697	1,358	3,887
Provision	2,019	1,549	(1,298)	176	2,446
Balance at end of period	$21,387	$22,498	$1,867	$7,908	$53,660

Six Months Ended June 30, 2019
Balance at beginning of period	$21,742	$23,470	$2,277	$7,972	$55,461
Charge-offs	(764)	(624)	(318)	(4,063)	(5,769)
Recoveries	709	1,775	81	1,989	4,554
Provision	861	(1,310)	229	2,266	2,046
Balance at end of period	$22,548	$23,311	$2,269	$8,164	$56,292

Six Months Ended June 30, 2018
Balance at beginning of period	$19,246	$21,436	$1,763	$7,936	$50,381
Charge-offs	(717)	(433)	(657)	(3,932)	(5,739)
Recoveries	760	1,067	1,845	2,520	6,192
Provision	2,098	428	(1,084)	1,384	2,826
Balance at end of period	$21,387	$22,498	$1,867	$7,908	$53,660

The following table presents Old National’s recorded investment in loans by portfolio segment at June 30, 2019 and December 31, 2018 and other information regarding the allowance:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Residential	Consumer	Total
June 30, 2019
Allowance for loan losses:
Individually evaluated for impairment	$6,972	$4,847	$—	$—	$11,819
Collectively evaluated for impairment	15,574	18,316	2,269	7,967	44,126
Loans acquired with deteriorated credit quality	2	148	—	197	347
Total allowance for loan losses	$22,548	$23,311	$2,269	$8,164	$56,292
Loans and leases outstanding:
Individually evaluated for impairment	$39,751	$64,013	$—	$—	$103,764
Collectively evaluated for impairment	3,029,505	4,906,060	2,213,720	1,752,887	11,902,172
Loans acquired with deteriorated credit quality	5,593	23,620	8,478	2,951	40,642
Total loans and leases outstanding	$3,074,849	$4,993,693	$2,222,198	$1,755,838	$12,046,578

December 31, 2018
Allowance for loan losses:
Individually evaluated for impairment	$6,035	$8,306	$—	$—	$14,341
Collectively evaluated for impairment	15,700	14,845	2,276	7,821	40,642
Loans acquired with deteriorated credit quality	7	319	1	151	478
Total allowance for loan losses	$21,742	$23,470	$2,277	$7,972	$55,461
Loans and leases outstanding:
Individually evaluated for impairment	$35,410	$83,104	$—	$—	$118,514
Collectively evaluated for impairment	3,191,367	4,850,356	2,239,147	1,800,115	12,080,985
Loans acquired with deteriorated credit quality	6,193	25,391	9,257	3,552	44,393
Total loans and leases outstanding	$3,232,970	$4,958,851	$2,248,404	$1,803,667	$12,243,892

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

Classified – Doubtful.  Loans classified as doubtful have all the weaknesses inherent in those classified as nonaccrual, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Pass rated loans are those loans that are other than criticized, classified – substandard, classified – nonaccrual, or classified – doubtful.

The risk category of commercial and commercial real estate loans by class of loans at June 30, 2019 and December 31, 2018 was as follows:

(dollars in thousands)			Commercial		Commercial
			Real Estate -		Real Estate -
Corporate Credit Exposure	Commercial		Construction		Other
Credit Risk Profile by	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
Internally Assigned Grade	2019	2018	2019	2018	2019	2018
Grade:
Pass	$2,902,716	$3,029,130	$596,761	$460,158	$4,071,288	$4,167,902
Criticized	79,377	98,798	41,945	29,368	99,134	110,586
Classified - substandard	55,446	66,394	394	1,275	114,695	102,961
Classified - nonaccrual	28,613	29,003	13,803	13,824	36,606	37,441
Classified - doubtful	8,697	9,645	—	—	19,067	35,336
Total	$3,074,849	$3,232,970	$652,903	$504,625	$4,340,790	$4,454,226

Old National considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential and consumer loan classes, Old National also evaluates credit quality based on the aging status of the loan and by payment activity.  The following table presents the recorded investment in residential and consumer loans based on payment activity at June 30, 2019 and December 31, 2018:

		Consumer
		Home
(dollars in thousands)	Residential	Equity	Auto	Other
June 30, 2019
Performing	$2,195,937	$549,140	$1,032,845	$164,479
Nonperforming	26,261	4,851	3,399	1,124
Total	$2,222,198	$553,991	$1,036,244	$165,603

December 31, 2018
Performing	$2,223,450	$586,235	$1,057,038	$153,113
Nonperforming	24,954	3,087	2,595	1,599
Total	$2,248,404	$589,322	$1,059,633	$154,712

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

The following table shows Old National’s impaired loans at June 30, 2019 and December 31, 2018, respectively.  Only purchased loans that have experienced subsequent impairment since the date acquired (excluding loans acquired with deteriorated credit quality) are included in the table below.

		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
June 30, 2019
With no related allowance recorded:
Commercial	$21,136	$21,344	$—
Commercial Real Estate - Construction	11,038	11,038	—
Commercial Real Estate - Other	29,630	30,311	—
Residential	2,349	2,369	—
Consumer	1,194	1,365	—
With an allowance recorded:
Commercial	18,615	18,767	6,972
Commercial Real Estate - Construction	2,764	2,764	1,217
Commercial Real Estate - Other	20,581	20,581	3,630
Residential	858	858	43
Consumer	1,342	1,342	67
Total	$109,507	$110,739	$11,929

December 31, 2018
With no related allowance recorded:
Commercial	$22,031	$22,292	$—
Commercial Real Estate - Other	41,126	41,914	—
Residential	2,276	2,296	—
Consumer	362	535	—
With an allowance recorded:
Commercial	13,379	13,432	6,035
Commercial Real Estate - Construction	13,824	13,824	1,830
Commercial Real Estate - Other	28,154	28,154	6,476
Residential	889	889	44
Consumer	2,013	2,013	101
Total	$124,054	$125,349	$14,486

The average balance of impaired loans during the three and six months ended June 30, 2019 and 2018 are included in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2019	2018	2019	2018
Average Recorded Investment
With no related allowance recorded:
Commercial	$23,242	$20,228	$21,585	$20,073
Commercial Real Estate - Construction	10,996	—	5,519	—
Commercial Real Estate - Other	34,387	43,893	35,378	41,771
Residential	2,325	2,189	2,309	2,274
Consumer	1,076	1,741	838	1,722
With an allowance recorded:
Commercial	13,965	11,846	15,997	10,091
Commercial Real Estate - Construction	3,160	4,675	8,294	4,675
Commercial Real Estate - Other	22,493	21,439	24,368	24,246
Residential	866	942	874	918
Consumer	1,358	1,970	1,577	2,050
Total	$113,868	$108,923	$116,739	$107,820

Old National does not record interest on nonaccrual loans until principal is recovered.  Interest income recognized on impaired loans during the three and six months ended June 30, 2019 and 2018 was immaterial.

For all loan classes, a loan is generally placed on nonaccrual status when principal or interest becomes 90 days past due unless it is well secured and in the process of collection, or earlier when concern exists as to the ultimate collectability of principal or interest.  Interest accrued during the current year on such loans is reversed against interest income.  Interest accrued in the prior year, if any, is charged to the allowance for loan losses.  Cash interest received on these loans is applied to the principal balance until the principal is recovered or until the loan returns to accrual status.  Loans may be returned to accrual status when all the principal and interest amounts contractually due are brought current, remain current for a prescribed period, and future payments are reasonably assured.

Loans accounted for under FASB ASC Topic 310-30 accrue interest, even though they may be contractually past due, as any nonpayment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period loan loss provision or prospective yield adjustments.

Old National’s past due loans at June 30, 2019 and December 31, 2018 were as follows:

			Past Due
			90 Days or
	30-59 Days	60-89 Days	More and		Total
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual (1)	Past Due	Current
June 30, 2019
Commercial	$1,306	$218	$—	$37,310	$38,834	$3,036,015
Commercial Real Estate:
Construction	367	—	—	13,803	14,170	638,733
Other	2,142	1,800	—	55,673	59,615	4,281,175
Residential	23,551	3,034	141	26,261	52,987	2,169,211
Consumer:
Home equity	1,591	73	48	4,851	6,563	547,428
Auto	4,873	868	200	3,399	9,340	1,026,904
Other	243	519	34	1,124	1,920	163,683
Total loans	$34,073	$6,512	$423	$142,421	$183,429	$11,863,149

December 31, 2018
Commercial	$3,627	$279	$52	$38,648	$42,606	$3,190,364
Commercial Real Estate:
Construction	—	—	—	13,824	13,824	490,801
Other	1,633	500	40	72,777	74,950	4,379,276
Residential	25,947	3,437	258	24,954	54,596	2,193,808
Consumer:
Home equity	1,434	960	456	3,087	5,937	583,385
Auto	7,091	1,903	377	2,595	11,966	1,047,667
Other	711	210	170	1,599	2,690	152,022
Total loans	$40,443	$7,289	$1,353	$157,484	$206,569	$12,037,323

(1)

Includes purchased credit impaired loans of $19.2 million at June 30, 2019 and $20.5 million at December 31, 2018 that are categorized as nonaccrual for credit analysis purposes because the collection of principal or interest is doubtful.  However, these loans are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

Loan Participations

Old National has loan participations, which qualify as participating interests, with other financial institutions.  At June 30, 2019, these loans totaled $928.1 million, of which $446.1 million had been sold to other financial institutions and $482.0 million was retained by Old National.  The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.

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

When a residential or consumer loan is identified as a TDR, the loan is typically written down to its collateral value less selling costs.

The following table presents activity in TDRs for the three and six months ended June 30, 2019 and 2018:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Residential	Consumer	Total
Three Months Ended June 30, 2019
Balance at beginning of period	$11,646	$29,137	$3,247	$2,313	$46,343
(Charge-offs)/recoveries	(93)	4	—	4	(85)
(Payments)/disbursements	25	(16,702)	(167)	(117)	(16,961)
Additions	7,294	6,924	—	316	14,534
Balance at end of period	$18,872	$19,363	$3,080	$2,516	$43,831

Three Months Ended June 30, 2018
Balance at beginning of period	$11,918	$34,488	$3,058	$4,020	$53,484
(Charge-offs)/recoveries	(22)	(12)	—	(320)	(354)
(Payments)/disbursements	(3,398)	(196)	211	(302)	(3,685)
Additions	545	647	502	—	1,694
Balance at end of period	$9,043	$34,927	$3,771	$3,398	$51,139

Six Months Ended June 30, 2019
Balance at beginning of period	$10,275	$27,671	$3,390	$2,374	$43,710
(Charge-offs)/recoveries	(100)	(71)	—	(1)	(172)
(Payments)/disbursements	(1,004)	(18,264)	(310)	(173)	(19,751)
Additions	9,701	10,027	—	316	20,044
Balance at end of period	$18,872	$19,363	$3,080	$2,516	$43,831

Six Months Ended June 30, 2018
Balance at beginning of period	$12,088	$34,705	$3,315	$3,895	$54,003
(Charge-offs)/recoveries	(151)	(22)	23	(22)	(172)
(Payments)/disbursements	(3,978)	(969)	(69)	(907)	(5,923)
Additions	1,084	1,213	502	432	3,231
Balance at end of period	$9,043	$34,927	$3,771	$3,398	$51,139

TDRs included with nonaccrual loans totaled $24.7 million at June 30, 2019 and $26.3 million at December 31, 2018.  Old National has allocated specific reserves to customers whose loan terms have been modified in TDRs totaling $6.5 million at June 30, 2019 and $3.0 million at December 31, 2018.  At June 30, 2019, Old National had committed to lend an additional $6.2 million to customers with outstanding loans that are classified as TDRs.

The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the six months ended June 30, 2019 and 2018 are the same except for when the loan modifications involve the forgiveness of principal.  The following table presents loans by class modified as TDRs that occurred during the six months ended June 30, 2019 and 2018:

		Pre-modification	Post-modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
(dollars in thousands)	of Loans	Investment	Investment
Six Months Ended June 30, 2019
TDR:
Commercial	7	$9,701	$9,701
Commercial Real Estate - Other	4	10,027	10,027
Consumer	1	316	316
Total	12	$20,044	$20,044

Six Months Ended June 30, 2018
TDR:
Commercial	2	$1,084	$1,084
Commercial Real Estate - Other	2	1,213	1,213
Residential	1	502	502
Consumer	1	432	432
Total	6	$3,231	$3,231

The TDRs that occurred during the six months ended June 30, 2019 decreased the allowance for loan losses by $0.8 million and resulted in no charge-offs during the six months ended June 30, 2019.  The TDRs that occurred during the six months ended June 30, 2018 did not have a material impact on the allowance for loan losses and resulted in no charge-offs during the six months ended June 30, 2018.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

TDRs for which there was a payment default within twelve months following the modification were insignificant during the six months ended June 30, 2019 and 2018.

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

PCI loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition.  If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually.  If the PCI loan is being accounted for as part of a pool, it will not be removed from the pool.  As of June 30, 2019, it has not been necessary to remove any loans from PCI accounting.

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

Old National has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans was as follows:

	June 30,	December 31,
(dollars in thousands)	2019	2018
Commercial	$5,593	$6,193
Commercial real estate	23,620	25,391
Residential	8,478	9,257
Consumer	2,951	3,552
Carrying amount	40,642	44,393
Allowance for loan losses	(347)	(478)
Carrying amount, net of allowance	$40,295	$43,915

The outstanding balance of loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties, was $241.8 million at June 30, 2019 and $246.9 million at December 31, 2018.

The accretable difference on PCI loans is the difference between the expected cash flows and the net present value of expected cash flows with such difference accreted into earnings using the effective yield method over the term of the loans.  Accretion recorded as loan interest income totaled $2.2 million during the three months ended June 30, 2019 and $4.1 million during the six months ended June 30, 2019, compared to $2.5 million during the three months ended June 30, 2018 and $7.1 million during the six months ended June 30, 2018. Improvement in cash flow expectations has resulted in a reclassification from nonaccretable difference to accretable yield as shown in the table below.

Accretable yield of PCI loans, or income expected to be collected, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2019	2018	2019	2018
Balance at beginning of period	$24,389	$24,692	$25,051	$27,835
Accretion of income	(2,172)	(2,547)	(4,140)	(7,073)
Reclassifications from (to) nonaccretable difference	276	2,087	1,582	3,466
Disposals/other adjustments	(79)	17	(79)	21
Balance at end of period	$22,414	$24,249	$22,414	$24,249

Included in Old National’s allowance for loan losses is $0.3 million related to the purchased loans disclosed above at June 30, 2019 and $0.5 million at December 31, 2018.

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

Income is not recognized on PCI loans if Old National cannot reasonably estimate cash flows expected to be collected.  Old National had no PCI loans for which it cannot reasonably estimate cash flows expected to be collected.

NOTE 8 – OTHER REAL ESTATE OWNED

Other real estate owned is included in other assets.  The following table presents activity in other real estate owned for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2019	2018	2019	2018
Balance at beginning of period	$3,279	$6,735	$3,232	$8,810
Additions	279	625	673	1,175
Sales	(705)	(3,274)	(977)	(5,625)
Impairments	(34)	(357)	(109)	(631)
Balance at end of period (1)	$2,819	$3,729	$2,819	$3,729

(1)	Includes repossessed personal property of $0.2 million at June 30, 2019 and $0.3 million at June 30, 2018.

Foreclosed residential real estate property recorded as a result of obtaining physical possession of the property included in the table above totaled $1.2 million at June 30, 2019 and $1.3 million at December 31, 2018.  Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $4.1 million at June 30, 2019 and $4.9 million at December 31, 2018.

NOTE 9 – PREMISES AND EQUIPMENT

The composition of premises and equipment at June 30, 2019 and December 31, 2018 was as follows:

	June 30,	December 31,
(dollars in thousands)	2019	2018
Land	$79,521	$79,231
Buildings	379,808	365,102
Furniture, fixtures, and equipment	105,318	107,862
Leasehold improvements	44,784	42,288
Total	609,431	594,483
Accumulated depreciation	(115,950)	(108,571)
Premises and equipment, net	$493,481	$485,912

Depreciation expense was $6.7 million for the three months ended June 30, 2019 and $13.2 million for the six months ended June 30, 2019, compared to $5.9 million for the three months ended June 30, 2018 and $11.8 million for the six months ended June 30, 2018.

Finance Leases

Old National leases certain branch buildings under finance leases that are included in premises and equipment.  See Notes 10 and 16 to the consolidated financial statements for detail regarding these leases.

NOTE 10 – LEASES

Old National adopted FASB Topic 842 as of January 1, 2019.  See Note 2 to the consolidated financial statements regarding transition guidance related to the new standard.

Old National determines if an arrangement is or contains a lease at contract inception.  Operating leases are included in operating lease right-of-use assets and operating lease liabilities in our consolidated balance sheet at June 30, 2019.  Finance leases are included in premises and equipment and other borrowings in our consolidated balance sheets at June 30, 2019 and 2018, and December 31, 2018.

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

Old National does not have any material sub-lease agreements.

The components of lease expense were as follows:

	Affected Line	Three Months	Six Months
	Item in the	Ended	Ended
(dollars in thousands)	Statement of Income	June 30, 2019	June 30, 2019
Operating lease cost	occupancy/equipment expense	$4,291	$8,693
Finance lease cost:
Amortization of right-of-use assets	occupancy expense	160	318
Interest on lease liabilities	interest expense	80	161
Short-term lease cost	occupancy expense	1	2
Sub-lease income	occupancy expense	(181)	(360)
Total		$4,351	$8,814

Lease expense for operating leases was $4.5 million for the three months ended June 30, 2018 and $8.9 million for the six months ended June 30, 2018.

Supplemental balance sheet information related to leases was as follows:

(dollars in thousands)	June 30, 2019
Operating Leases
Operating lease right-of-use assets	$106,222
Operating lease liabilities	110,596

Finance Leases
Premises and equipment, net	7,503
Other borrowings	7,646

Weighted-Average Remaining Lease Term (in Years)
Operating leases	10.9
Finance leases	11.7

Weighted-Average Discount Rate
Operating leases	3.45%
Finance leases	4.42%

Supplemental cash flow information related to leases was as follows:

Six Months Ended
(dollars in thousands)	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,843
Operating cash flows from finance leases	161
Financing cash flows from finance leases	224

The following table presents a maturity analysis of the Company’s lease liability by lease classification at June 30, 2019:

	Operating	Finance
(dollars in thousands)	Leases	Leases
2019	$8,668	$400
2020	16,764	803
2021	15,690	809
2022	14,131	815
2023	9,674	830
Thereafter	69,003	6,231
Total undiscounted lease payments	133,930	9,888
Amounts representing interest	(23,334)	(2,242)
Lease liability	$110,596	$7,646

Old National leases certain office space and buildings to unrelated parties in exchange for consideration.  All of these tenant leases are classified as operating leases.  The following table presents a maturity analysis of the Company’s tenant leases at June 30, 2019:

Tenant
(dollars in thousands)	Leases
2019	$1,014
2020	1,518
2021	1,224
2022	853
2023	712
Thereafter	2,549
Total undiscounted lease payments	$7,870

NOTE 11 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in the carrying amount of goodwill for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2019	2018	2019	2018
Balance at beginning of period	$1,036,258	$828,804	$1,036,258	$828,051
Acquisition adjustments	—	—	—	753
Balance at end of period	$1,036,258	$828,804	$1,036,258	$828,804

Goodwill is reviewed annually for impairment.  No events or circumstances since the August 31, 2018 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.  See Note 3 to the consolidated financial statements for detail regarding changes in goodwill recorded in 2018 associated with acquisitions.

The gross carrying amount and accumulated amortization of other intangible assets at June 30, 2019 and December 31, 2018 were as follows:

	Gross	Accumulated	Net
	Carrying	Amortization	Carrying
(dollars in thousands)	Amount	and Impairment	Amount
June 30, 2019
Core deposit	$119,051	$(55,561)	$63,490
Customer trust relationships	16,547	(11,817)	4,730
Total intangible assets	$135,598	$(67,378)	$68,220

December 31, 2018
Core deposit	$129,100	$(57,524)	$71,576
Customer trust relationships	16,547	(11,107)	5,440
Total intangible assets	$145,647	$(68,631)	$77,016

Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years.

Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.  No impairment charges were recorded during the six months ended June 30, 2019 or 2018.  Total amortization expense associated with intangible assets was $4.3 million for the three months ended June 30, 2019 and $8.8 million for the six months ended June 30, 2019, compared to $3.4 million for the three months ended June 30, 2018 and $7.0 million for the six months ended June 30, 2018.

Estimated amortization expense for future years is as follows:

(dollars in thousands)
2019 remaining	$8,114
2020	14,091
2021	11,336
2022	9,014
2023	7,053
Thereafter	18,612
Total	$68,220

NOTE 12 – LOAN SERVICING RIGHTS

At June 30, 2019, loan servicing rights derived from loans sold with servicing retained totaled $24.3 million, compared to $24.5 million at December 31, 2018.  Loans serviced for others are not reported as assets.  The principal balance of loans serviced for others was $3.326 billion at June 30, 2019, compared to $3.306 billion at December 31, 2018.  Approximately 99.7% of the loans serviced for others at June 30, 2019 were residential mortgage loans.  Custodial escrow balances maintained in connection with serviced loans were $38.9 million at June 30, 2019 and $10.7 million at December 31, 2018.

The following table summarizes the carrying values and activity related to loan servicing rights and the related valuation allowance for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2019	2018	2019	2018
Balance at beginning of period	$24,271	$24,400	$24,512	$24,690
Additions	1,270	1,181	1,929	1,951
Amortization	(1,177)	(1,263)	(2,077)	(2,323)
Balance before valuation allowance at end of period	24,364	24,318	24,364	24,318
Valuation allowance:
Balance at beginning of period	(17)	(20)	(15)	(29)
(Additions)/recoveries	(15)	5	(17)	14
Balance at end of period	(32)	(15)	(32)	(15)
Loan servicing rights, net	$24,332	$24,303	$24,332	$24,303

At June 30, 2019, the fair value of servicing rights was $25.5 million, which was determined using a discount rate of 12% and a weighted average prepayment speed of 163% PSA.  At December 31, 2018, the fair value of servicing rights was $27.4 million, which was determined using a discount rate of 12% and a weighted average prepayment speed of 119% PSA.

NOTE 13 – QUALIFIED AFFORDABLE HOUSING PROJECTS AND OTHER TAX CREDIT INVESTMENTS

Old National is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects.  As of June 30, 2019, Old National expects to recover its remaining investments through the use of the tax credits that are generated by the investments.

The following table summarizes Old National’s investments in qualified affordable housing projects and other tax credit investments at June 30, 2019 and December 31, 2018:

(dollars in thousands)		June 30, 2019		December 31, 2018
			Unfunded		Unfunded
Investment	Accounting Method	Investment	Commitment (1)	Investment	Commitment
LIHTC	Proportional amortization	$31,421	$5,149	$28,396	$2,238
FHTC	Equity	22,375	20,777	16,815	17,945
CReED	Equity	13	—	17	538
Renewable Energy	Equity	8,339	5,725	9,176	17,827
Total		$62,148	$31,651	$54,404	$38,548

(1)	All commitments will be paid by Old National by 2027.

The following table summarizes the amortization expense and tax benefit recognized for Old National’s qualified affordable housing projects and other tax credit investments for the three and six months ended June 30, 2019 and 2018:

		Tax Expense
	Amortization	(Benefit)
(dollars in thousands)	Expense (1)	Recognized (2)
Three Months Ended June 30, 2019
LIHTC	$791	$(1,042)
Renewable Energy	568	(533)
Total	$1,359	$(1,575)

Three Months Ended June 30, 2018
LIHTC	$643	$(831)
FHTC	5,444	(1,948)
Renewable Energy	6,414	(2,882)
Total	$12,501	$(5,661)

Six Months Ended June 30, 2019
LIHTC	$1,584	$(2,085)
Renewable Energy	828	(777)
Total	$2,412	$(2,862)

Six Months Ended June 30, 2018
LIHTC	$1,281	$(1,662)
FHTC	5,444	(3,896)
Renewable Energy	7,130	(6,296)
Total	$13,855	$(11,854)

(1)	The amortization expense for the LIHTC investments is included in our income tax expense. The amortization expense for the FHTC and Renewable Energy tax credits is included in noninterest expense.
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

NOTE 14 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured borrowings.  Old National pledges investment securities to secure these borrowings. The following table presents securities sold under agreements to repurchase and related weighted-average interest rates at or for the six months ended June 30:

(dollars in thousands)	2019	2018
Outstanding at June 30,	$334,540	$347,511
Average amount outstanding	346,396	337,612
Maximum amount outstanding at any month-end	367,884	347,511
Weighted-average interest rate:
During the six months ended June 30,	0.78%	0.47%
At June 30,	0.86	0.59

The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At June 30, 2019
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to		Greater Than
(dollars in thousands)	Continuous	30 Days	30-90 Days	90 days	Total
Repurchase Agreements:
U.S. Treasury and agency securities	$334,540	$—	$—	$—	$334,540
Total	$334,540	$—	$—	$—	$334,540

The fair value of securities pledged to secure repurchase agreements may decline.  Old National has pledged securities valued at 111% of the gross outstanding balance of repurchase agreements at June 30, 2019 to manage this risk.

NOTE 15 – FEDERAL HOME LOAN BANK ADVANCES

The following table summarizes Old National Bank’s FHLB advances at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
(dollars in thousands)	2019	2018
FHLB advances (fixed rates 1.50% to 4.96% and variable rates 2.65% to 2.75%) maturing July 2019 to October 2028	$1,702,644	$1,603,643
ASC 815 fair value hedge and other basis adjustments	27,421	9,838
Total other borrowings	$1,730,065	$1,613,481

FHLB advances had weighted-average rates of 2.40%  at June 30, 2019 and 2.56% at December 31, 2018.  Investment securities and residential real estate loans collateralize these borrowings up to 140%  of outstanding debt.

Contractual maturities of FHLB advances at June 30, 2019 were as follows:

(dollars in thousands)
Due in 2019	$25,480
Due in 2020	100,000
Due in 2021	20,000
Due in 2022	157,000
Due in 2023	164
Thereafter	1,400,000
ASC 815 fair value hedge and other basis adjustments	27,421
Total	$1,730,065

NOTE 16 – OTHER BORROWINGS

The following table summarizes Old National’s other borrowings at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
(dollars in thousands)	2019	2018
Old National Bancorp:
Senior unsecured notes (fixed rate 4.125%) maturing August 2024	$175,000	$175,000
Unamortized debt issuance costs related to senior unsecured notes	(792)	(870)
Junior subordinated debentures (variable rates of 3.66% to 6.31%) maturing April 2032 to June 2037	60,310	60,310
Other basis adjustments	(2,885)	(3,046)
Old National Bank:
Finance lease liabilities	7,646	5,262
Subordinated debentures (fixed rate 5.75%)	12,000	12,000
Other	561	(773)
Total other borrowings	$251,840	$247,883

Contractual maturities of other borrowings at June 30, 2019 were as follows:

(dollars in thousands)
Due in 2019	$239
Due in 2020	499
Due in 2021	524
Due in 2022	553
Due in 2023	591
Thereafter	252,550
Unamortized debt issuance costs and other basis adjustments	(3,116)
Total	$251,840

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

The following table summarizes the terms of our outstanding junior subordinated debentures at June 30, 2019:

(dollars in thousands)				Rate at
		Issuance		June 30,
Name of Trust	Issuance Date	Amount	Rate	2019	Maturity Date
VFSC Capital Trust I	April 2002	$3,093	6-month LIBOR plus 3.70%	6.31%	April 22, 2032
VFSC Capital Trust II	October 2002	4,124	3-month LIBOR plus 3.45%	5.98%	November 7, 2032
VFSC Capital Trust III	April 2004	3,093	3-month LIBOR plus 2.80%	5.25%	September 8, 2034
St. Joseph Capital Trust II	March 2005	5,000	3-month LIBOR plus 1.75%	4.16%	March 17, 2035
Anchor Capital Trust III	August 2005	5,000	3-month LIBOR plus 1.55%	3.87%	September 30, 2035
Tower Capital Trust 2	December 2005	8,000	3-month LIBOR plus 1.34%	3.66%	December 30, 2035
Home Federal Statutory Trust I	September 2006	15,000	3-month LIBOR plus 1.65%	4.06%	September 15, 2036
Monroe Bancorp Capital Trust I	July 2006	3,000	3-month LIBOR plus 1.60%	4.19%	October 7, 2036
Tower Capital Trust 3	December 2006	9,000	3-month LIBOR plus 1.69%	4.21%	March 1, 2037
Monroe Bancorp Statutory Trust II	March 2007	5,000	3-month LIBOR plus 1.60%	4.01%	June 15, 2037
Total		$60,310

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

Finance Lease Liabilities

Old National has long-term finance lease liabilities for certain banking centers totaling $7.6 million.  The economic substance of these leases is that Old National is financing the acquisition of the building through the lease and accordingly, the building is recorded as a right-of-use asset in premises and equipment and the lease is recorded as a liability in other borrowings.  The right-of-use assets and lease liabilities are initially measured at the present value of the lease payments over the lease term using Old National’s incremental borrowing rate based on the information available at the commencement date of the lease.  See Note 10 to the consolidated financial statements for a maturity analysis of the Company’s finance lease liabilities.

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes within each classification of AOCI, net of tax, for the three and six months ended June 30, 2019 and 2018:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sale Debt Securities	Unrealized Gains and Losses on Held-to- Maturity Securities	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Total
Three Months Ended June 30, 2019
Balance at beginning of period	$10,442	$(8,164)	$513	$(171)	$2,620
Other comprehensive income (loss) before reclassifications	39,151	—	711	—	39,862
Amounts reclassified from AOCI to income (1)	(892)	435	(4)	16	(445)
Balance at end of period	$48,701	$(7,729)	$1,220	$(155)	$42,037

Three Months Ended June 30, 2018
Balance at beginning of period	$(52,605)	$(9,737)	$1,126	$(310)	$(61,526)
Other comprehensive income (loss) before reclassifications	(5,615)	—	1,143	—	(4,472)
Amounts reclassified from AOCI to income (1)	(1,136)	402	8	21	(705)
Balance at end of period	$(59,356)	$(9,335)	$2,277	$(289)	$(66,703)

Six Months Ended June 30, 2019
Balance at beginning of period	$(37,348)	$(8,515)	$1,099	$(186)	$(44,950)
Other comprehensive income (loss) before reclassifications	86,862	—	415	—	87,277
Amounts reclassified from AOCI to income (1)	(813)	786	(294)	31	(290)
Balance at end of period	$48,701	$(7,729)	$1,220	$(155)	$42,037

Six Months Ended June 30, 2018
Balance at beginning of period	$(35,557)	$(12,107)	$(2,337)	$(271)	$(50,272)
Amount reclassified from AOCI to retained earnings for cumulative effect of change in accounting principle	—	—	(52)	—	(52)
Amounts reclassified from AOCI to retained earnings related to the Tax Cuts and Jobs Act of 2017	(7,583)	(2,600)	(509)	(59)	(10,751)
Other comprehensive income (loss) before reclassifications	(14,486)	4,514	4,587	—	(5,385)
Amounts reclassified from AOCI to income (1)	(1,730)	858	588	41	(243)
Balance at end of period	$(59,356)	$(9,335)	$2,277	$(289)	$(66,703)

(1)	See tables below for details about reclassifications to income.

The following table summarizes the significant amounts reclassified out of each component of AOCI for the three months ended June 30, 2019 and 2018:

	Amount Reclassified		Affected Line Item in the
Details about AOCI Components	from AOCI		Statement of Income
	Three Months Ended
	June 30,
(dollars in thousands)	2019	2018
Unrealized gains and losses on available-for-sale debt securities	$1,165	$1,494	Net debt securities gains (losses)
	(273)	(358)	Income tax (expense) benefit
	$892	$1,136	Net income
Unrealized gains and losses on held-to-maturity securities	$(564)	$(521)	Interest income (expense)
	129	119	Income tax (expense) benefit
	$(435)	$(402)	Net income
Gains and losses on cash flow hedges Interest rate contracts	$6	$(10)	Interest income (expense)
	(2)	2	Income tax (expense) benefit
	$4	$(8)	Net income
Amortization of defined benefit pension items
Actuarial gains (losses)	$(21)	$(27)	Salaries and employee benefits
	5	6	Income tax (expense) benefit
	$(16)	$(21)	Net income

Total reclassifications for the period	$445	$705	Net income

The following table summarizes the significant amounts reclassified out of each component of AOCI for the six months ended June 30, 2019 and 2018:

	Amount Reclassified		Affected Line Item in the
Details about AOCI Components	from AOCI		Statement of Income
	Six Months Ended
	June 30,
(dollars in thousands)	2019	2018
Unrealized gains and losses on available-for-sale debt securities	$1,062	$2,282	Net debt securities gains (losses)
	(249)	(552)	Income tax (expense) benefit
	$813	$1,730	Net income
Unrealized gains and losses on held-to-maturity securities	$(1,021)	$(1,112)	Interest income/(expense)
	235	254	Income tax (expense) benefit
	$(786)	$(858)	Net income
Gains and losses on cash flow hedges Interest rate contracts	$391	$(779)	Interest income/(expense)
	(97)	191	Income tax (expense) benefit
	$294	$(588)	Net income
Amortization of defined benefit pension items
Actuarial gains (losses)	$(41)	$(54)	Salaries and employee benefits
	10	13	Income tax (expense) benefit
	$(31)	$(41)	Net income

Total reclassifications for the period	$290	$243	Net income

NOTE 18 – SHARE-BASED COMPENSATION

At June 30, 2019, Old National had 3.7 million shares remaining available for issuance under the Company’s Amended and Restated 2008 Incentive Compensation Plan.  The granting of awards to key employees is typically in the form of restricted stock awards or units.

Restricted Stock Awards

Old National granted 206 thousand time-based restricted stock awards to certain key officers during the six months ended June 30, 2019, with shares vesting generally over a thirty-six month period.  Compensation expense is recognized on a straight-line basis over the vesting period.  Shares are subject to certain restrictions and risk of forfeiture by the participants.  At June 30, 2019, unrecognized compensation expense was estimated to be $6.1 million for unvested restricted stock awards.  The cost is expected to be recognized over a weighted-average period of 2.2 years.

Old National recorded share-based compensation expense, net of tax, related to restricted stock awards of $0.6 million during the three months ended June 30, 2019 and $1.2 million during the six months ended June 30, 2019, compared to $0.6 million during the three months ended June 30, 2018 and $1.1 million during the six months ended June 30, 2018.

Restricted Stock Units

Old National granted 375 thousand shares of performance based restricted stock units to certain key officers during the six months ended June 30, 2019, with shares vesting at the end of a thirty-six month period based on the achievement of certain targets.  For certain awards, the level of performance could increase or decrease the number of shares earned.  Compensation expense is recognized on a straight-line basis over the vesting period.  Shares are subject to certain restrictions and risk of forfeiture by the participants.  At June 30, 2019, unrecognized compensation expense was estimated to be $6.7 million.  The cost is expected to be recognized over a weighted-average period of 2.0 years.

Old National recorded share-based compensation expense, net of tax, related to restricted stock units of $0.8 million during the three months ended June 30, 2019 and $1.6 million during the six months ended June 30, 2019, compared to $0.7 million during the three months ended June 30, 2018 and $1.6 million during the six months ended June 30, 2018.

Stock Options

Old National has not granted stock options since 2009.  However, Old National did acquire stock options through prior year acquisitions.  Old National did not record any share-based compensation expense related to these stock options during the six months ended June 30, 2019 or 2018.

Stock Appreciation Rights

Old National has never granted stock appreciation rights.  However, Old National did acquire stock appreciation rights through a prior year acquisition.  Old National did not record any incremental expense associated with the conversion of these stock appreciation rights during the six months ended June 30, 2019 or 2018.  At June 30, 2019, 61 thousand stock appreciation rights remained outstanding.

NOTE 19 – INCOME TAXES

Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statements of income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2019	2018	2019	2018
Provision at statutory rate of 21%	$16,238	$10,153	$30,808	$21,270
Tax-exempt income:
Tax-exempt interest	(2,604)	(2,237)	(5,135)	(4,428)
Section 291/265 interest disallowance	123	73	234	135
Company-owned life insurance income	(569)	(510)	(1,239)	(1,057)
Tax-exempt income	(3,050)	(2,674)	(6,140)	(5,350)
State income taxes	1,558	1,028	3,558	2,216
Interim period effective rate adjustment	353	933	1,041	1,025
Tax credit investments - federal	(715)	(4,973)	(1,134)	(10,741)
Other, net	(25)	(122)	(670)	882
Income tax expense	$14,359	$4,345	$27,463	$9,302
Effective tax rate	18.6%	9.0%	18.7%	9.2%

In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at June 30, 2019 and 2018 based on the current estimate of the effective annual rate.

The higher effective tax rate during the three and six months ended June 30, 2019 when compared to the three and six months ended June 30, 2018 is primarily the result of a decrease in federal tax credits available.

Unrecognized Tax Benefits

Old National has an immaterial amount of unrecognized tax benefits.  Old National expects the total amount of unrecognized tax benefits to be reduced to zero in the third quarter of 2019.

Net Deferred Tax Assets

Significant components of net deferred tax assets (liabilities) were as follows at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
(dollars in thousands)	2019	2018
Deferred Tax Assets
Allowance for loan losses, net of recapture	$14,605	$14,514
Benefit plan accruals	15,481	21,754
Alternative minimum tax credit	2,545	2,545
Net operating loss carryforwards	25,653	31,765
Federal tax credits	696	1,779
Deferred gain on securities	1,773	1,976
Acquired loans	22,470	26,956
Operating lease liabilities	29,642	—
Lease exit obligation	—	1,025
Unrealized losses on available-for-sale investment securities	—	11,853
Unrealized losses on held-to-maturity investment securities	2,262	2,497
Tax credit investments and other partnerships	3,428	3,004
Other real estate owned	158	144
Other, net	713	3,167
Total deferred tax assets	119,426	122,979
Deferred Tax Liabilities
Accretion on investment securities	(978)	(595)
Purchase accounting	(17,828)	(18,100)
Loan servicing rights	(6,100)	(6,141)
Premises and equipment	(12,134)	(8,507)
Prepaid expenses	(716)	(681)
Operating lease right-of-use assets	(28,510)	—
Unrealized gains on available-for-sale investment securities	(14,550)	—
Unrealized gains on hedges	(398)	(358)
Other, net	(2,210)	(1,549)
Total deferred tax liabilities	(83,424)	(35,931)
Net deferred tax assets	$36,002	$87,048

Through the acquisition of Anchor (WI) in the second quarter of 2016 and Lafayette Savings Bank in the fourth quarter of 2014, both former thrifts, Old National Bank’s retained earnings at June 30, 2019 include base-year bad debt reserves, created for tax purposes prior to 1988, totaling $52.8 million.  Of this total, $50.9 million was acquired from Anchor (WI), and $1.9 million was acquired from Lafayette Savings Bank.  Base-year reserves are subject to recapture in the unlikely event that Old National Bank (1) makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes, (2) redeems its stock, or (3) liquidates.  Old National Bank has no intention of making such a nondividend distribution.  Accordingly, under current accounting principles, a related deferred income tax liability of $13.0 million has not been recognized.

No valuation allowance was recorded at June 30, 2019 or December 31, 2018 because, based on current expectations, Old National believes it will generate sufficient income in future years to realize deferred tax assets.  Old National has federal net operating loss carryforwards totaling $78.5 million at June 30, 2019 and $104.5 million at December 31, 2018.  This federal net operating loss was acquired from the acquisition of Anchor (WI) in 2016.  If not used, the federal net operating loss carryforwards will expire from 2029 to 2033.  Old National has alternative minimum tax (“AMT”) credit carryforwards totaling $5.6 million at June 30, 2019 and $10.1 million at December 31, 2018.  The enactment of H.R. 1 eliminates the parallel tax system known as the AMT and allows any existing AMT credits to be used to reduce regular tax or be refunded from 2018 to 2021. ASC 740 allows for the reclassification of the AMT credit from a deferred tax asset to a current tax asset, except for the amount limited by section 382.  Old National has $2.5 million of AMT credit carryforward subject to section 382 limitations.  The $2.5 million is maintained in deferred tax assets and the remaining $3.1 million has been reclassified to a current tax asset.  Old National has federal tax credit carryforwards of $0.7 million at June 30, 2019 and $1.8 million at December 31, 2018.  The federal tax credits consist mainly of energy efficient home credits, low income housing credits, and research and development credits that, if not used, will expire from 2025 to 2039.  Old National has recorded state net operating loss carryforwards totaling $153.4 million at June 30, 2019 and $165.6 million at December 31, 2018.  If not used, the state net operating loss carryforwards will expire from 2024 to 2033.

The federal and recorded state net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code section 382.  Old National believes that all of the recorded net operating loss carryforwards will be used prior to expiration.

NOTE 20 – DERIVATIVE FINANCIAL INSTRUMENTS

As part of our overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, collars, caps, and floors.  The notional amount does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual agreements.  The notional amount of these derivative instruments was $907.0 million at June 30, 2019 and $1.482 billion at December 31, 2018.  These derivative financial instruments at June 30, 2019 consisted of $432.0 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its FHLB advances, $75.0 million notional amount of pay-fixed, receive-variable interest rate swaps on certain of its FHLB advances, and $400.0 million notional amount interest rate collars and floors related to a variable-rate commercial loan pool.  Derivative financial instruments at December 31, 2018 consisted of $757.0 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its FHLB advances, $525.0 million notional amount of pay-fixed, receive-variable interest rate swaps on certain of its FHLB advances, and $200.0 million notional amount interest rate collars related to a variable-rate commercial loan pool.  These hedges were entered into to manage interest rate risk.  Derivative instruments are recognized on the balance sheet at their fair value and are not reported on a net basis.

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

Commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives.  These derivative contracts do not qualify for hedge accounting.  At June 30, 2019, the notional amount of the interest rate lock commitments was $114.1 million and forward commitments were $142.1 million.  At December 31, 2018, the notional amount of the interest rate lock commitments was $27.6 million and forward commitments were $34.5 million.  It is our practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans.

Old National also enters into derivative instruments for the benefit of its customers.  The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $1.006 billion at June 30, 2019.  The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $793.4 million at December 31, 2018.  These derivative contracts do not qualify for hedge accounting.  These instruments include interest rate swaps, caps, and collars.  Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.

Old National enters into derivative financial instruments as part of its foreign currency risk management strategies.  These derivative instruments consist of foreign currency forward contracts to accommodate the business needs of its customers.  Old National does not designate these foreign currency forward contracts for hedge accounting treatment.  The notional amounts of these foreign currency forward contracts and the offsetting counterparty derivative instruments were $3.3 million at June 30, 2019 and $3.6 million at December 31, 2018.

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

Amounts reported in AOCI related to cash flow hedges will be reclassified to interest income or interest expense as interest payments are received or paid on Old National’s derivative instruments.  During the next 12 months, we estimate that $1.7 million will be reclassified to interest income and $1.2 million will be reclassified to interest expense.

The following table summarizes the fair value of derivative financial instruments utilized by Old National:

	Balance		Balance
	Sheet	Fair	Sheet	Fair
(dollars in thousands)	Location	Value	Location	Value
June 30, 2019
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$18,391	Other liabilities	$3,765
Total derivatives designated as hedging instruments		$18,391		$3,765
Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other assets	$39,388	Other liabilities	$10,461
Mortgage contracts	Other assets	3,178	Other liabilities	778
Foreign currency contracts	Other assets	149	Other liabilities	107
Total derivatives not designated as hedging instruments		$42,715		$11,346
Total		$61,106		$15,111

December 31, 2018
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$12,741	Other liabilities	$1,603
Total derivatives designated as hedging instruments		$12,741		$1,603
Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other assets	$15,278	Other liabilities	$10,562
Mortgage contracts	Other assets	874	Other liabilities	316
Foreign currency contracts	Other assets	112	Other liabilities	69
Total derivatives not designated as hedging instruments		$16,264		$10,947
Total		$29,005		$12,550
(1)

The fair values of counterparty interest rate swaps are zero due to the settlement of centrally-cleared variation margin rules.  The net adjustment was $29.1 million as of June 30, 2019 and $4.8 million as of December 31, 2018.

Summary information about the interest rate swaps designated as fair value hedges is as follows:

	June 30,	December 31,
(dollars in thousands)	2019	2018
Notional amounts	$432,000	$757,000
Weighted average pay rates	2.49%	2.48%
Weighted average receive rates	2.62%	2.70%
Weighted average maturity (in years)	3.5	3.9
Fair value of swaps	$13,133	$9,683

The effect of derivative instruments in fair value hedging relationships on the consolidated statements of income for the three and six months ended June 30, 2019 and 2018 were as follows:

(dollars in thousands)					Gain (Loss)
					Recognized
	Location of Gain or	Gain (Loss)	Hedged Items	Location of Gain or	in Income on
Derivatives in	(Loss) Recognized in	Recognized	in Fair Value	(Loss) Recognized in	Related
Fair Value Hedging	in Income on	in Income on	Hedging	in Income on Related	Hedged
Relationships	Derivative	Derivative	Relationships	Hedged Item	Items
Three Months Ended
June 30, 2019
Interest rate contracts	Interest income/(expense)	$6,361	Fixed-rate debt	Interest income/(expense)	$(6,352)
Three Months Ended
June 30, 2018
Interest rate contracts	Interest income/(expense)	$(944)	Fixed-rate debt	Interest income/(expense)	$934
Six Months Ended
June 30, 2019
Interest rate contracts	Interest income/(expense)	$12,914	Fixed-rate debt	Interest income/(expense)	$(12,900)
Six Months Ended
June 30, 2018
Interest rate contracts	Interest income/(expense)	$(1,663)	Fixed-rate debt	Interest income/(expense)	$1,655

Summary information about the interest rate swaps designated as cash flow hedges is as follows:

	June 30,	December 31,
(dollars in thousands)	2019	2018
Notional amounts	$75,000	$525,000
Weighted average pay rates	3.06%	2.21%
Weighted average receive rates	2.47%	2.63%
Weighted average maturity (in years)	4.1	1.4
Unrealized gains (losses)	$(3,765)	$146

Old National has designated its interest rate collars as cash flow hedges.  The structure of these instruments is such that Old National pays the counterparty an incremental amount if the collar index exceeds the cap rate.  Conversely, Old National receives an incremental amount if the index falls below the floor rate.  No payments are required if the collar index falls between the cap and floor rates.  Summary information about the collars designated as cash flow hedges is as follows:

	June 30,	December 31,
(dollars in thousands)	2019	2018
Notional amounts	$300,000	$200,000
Weighted average cap rates	3.21%	3.44%
Weighted average floor rates	2.21%	2.38%
Weighted average rates	2.42%	2.35%
Weighted average maturity (in years)	2.4	2.8
Unrealized gains (losses)	$4,561	$1,309

Old National has designated its interest rate floor spread transactions as cash flow hedges.  The structure of these instruments is such that Old National receives an incremental amount if the index falls below the purchased floor strike rate.  Old National pays an incremental amount if the index falls below the sold floor rate.  Floor corridor protection is limited to the spread between the purchased floor strike rate and the sold floor rate.  No payments are required if the index remains above the purchased floor strike rate.  Summary information about the floor spread transactions designated as cash flow hedges is as follows:

June 30,
(dollars in thousands)	2019
Notional amounts	$100,000
Weighted average purchased floor strike rate	2.00%
Weighted average sold floor rate	1.00%
Weighted average rate	2.40%
Weighted average maturity (in years)	2.0
Unrealized gains (losses)	$697

Old National had no interest rate floor spread transactions designated as cash flow hedges as of December 31, 2018.

The effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income for the three and six months ended June 30, 2019 and 2018 were as follows:

		Three Months Ended		Three Months Ended
		June 30,		June 30,
(dollars in thousands)		2019	2018	2019	2018
		Gain (Loss)		Gain (Loss)
Derivatives in	Location of Gain or	Recognized in Other		Reclassified from
Cash Flow Hedging	(Loss) Reclassified	Comprehensive		AOCI into
Relationships	from AOCI into Income	Income on Derivative		Income
Interest rate contracts	Interest income/(expense)	$944	$1,516	$6	$(10)

		Six Months Ended		Six Months Ended
		June 30,		June 30,
(dollars in thousands)		2019	2018	2019	2018
		Gain (Loss)		Gain (Loss)
Derivatives in	Location of Gain or	Recognized in Other		Reclassified from
Cash Flow Hedging	(Loss) Reclassified	Comprehensive		AOCI into
Relationships	from AOCI into Income	Income on Derivative		Income
Interest rate contracts	Interest income/(expense)	$552	$6,079	$391	$(779)

The effect of derivatives not designated as hedging instruments on the consolidated statements of income for the three and six months ended June 30, 2019 and 2018 were as follows:

		Three Months Ended
		June 30,
(dollars in thousands)		2019	2018
	Location of Gain or (Loss)	Gain (Loss)
Derivatives Not Designated as	Recognized in Income on	Recognized in Income on
Hedging Instruments	Derivative	Derivative
Interest rate contracts (1)	Other income/(expense)	$(94)	$27
Mortgage contracts	Mortgage banking revenue	819	(201)
Foreign currency contracts	Other income/(expense)	(14)	6
Total		$711	$(168)

		Six Months Ended
		June 30,
(dollars in thousands)		2019	2018
	Location of Gain or (Loss)	Gain (Loss)
Derivatives Not Designated as	Recognized in Income on	Recognized in Income on
Hedging Instruments	Derivative	Derivative
Interest rate contracts (1)	Other income/(expense)	$(131)	$27
Mortgage contracts	Mortgage banking revenue	1,841	437
Foreign currency contracts	Other income/(expense)	(11)	23
Total		$1,699	$487

(1)Includes the valuation differences between the customer and offsetting swaps.

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

Credit-Related Financial Instruments

In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $2.982 billion and standby letters of credit of $101.3 million at June 30, 2019.  At June 30, 2019, approximately $2.744 billion of the loan commitments had fixed rates and $238.4 million had floating rates, with the floating interest rates ranging from 1% to 16%.  At December 31, 2018, loan commitments totaled $3.566 billion and standby letters of credit totaled $319.0 million.  These commitments are not reflected in the consolidated financial statements.  The allowance for unfunded loan commitments totaled $2.1 million at June 30, 2019 and $2.5 million at December 31, 2018.

Old National had credit extensions with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients totaling $9.9 million at June 30, 2019 and $15.5 million at December 31, 2018.  Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $7.8 million at June 30, 2019 and December 31, 2018.  Old National did not provide collateral for the remaining credit extensions.

Visa Class B Restricted Shares

In 2008, Old National received Visa Class B restricted shares as part of Visa’s initial public offering.  These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares.  This conversion will not occur until the final settlement of certain litigation for which Visa is indemnified by the holders of Visa’s Class B shares, including Old National.  Visa funded an escrow account from its initial public offering to settle these litigation claims.  Increases in litigation claims requiring Visa to fund the escrow account due to insufficient funds will result in a reduction of the conversion ratio of each Visa Class B share to unrestricted Class A shares.  As of June 30, 2019, the conversion ratio was 1.6298.  Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation, the 56,210 Class B shares that Old National owns at June 30, 2019 are carried at a zero cost basis and are included in other assets with our equity securities that have no readily determinable fair value.

NOTE 22 – FINANCIAL GUARANTEES

Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires Old National to record the instruments at fair value.  Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties.  Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract.  Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies.  The term of these standby letters of credit is typically one year or less.  At June 30, 2019, the notional amount of standby letters of credit was $101.3 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.5 million.  At December 31, 2018, the notional amount of standby letters of credit was $319.0 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.5 million.

Old National is a party in risk participation transactions of interest rate swaps, which had total notional amount of $37.8 million at June 30, 2019.

NOTE 23 – SEGMENT INFORMATION

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at June 30, 2019 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Equity securities	$6,234	$6,234	$—	$—
Investment securities available-for-sale:
U.S. Treasury	5,466	5,466	—	—
U.S. government-sponsored entities and agencies	645,458	—	645,458	—
Mortgage-backed securities - Agency	2,781,515	—	2,781,515	—
States and political subdivisions	908,566	—	908,526	40
Pooled trust preferred securities	7,836	—	—	7,836
Other securities	318,385	31,081	287,304	—
Residential loans held for sale	37,904	—	37,904	—
Derivative assets	61,106	—	61,106	—
Financial Liabilities
Derivative liabilities	15,111	—	15,111	—

		Fair Value Measurements at December 31, 2018 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Equity securities	$5,582	$5,582	$—	$—
Investment securities available-for-sale:
U.S. Treasury	5,301	5,301	—	—
U.S. government-sponsored entities and agencies	628,151	—	628,151	—
Mortgage-backed securities - Agency	2,209,295	—	2,209,295	—
States and political subdivisions	940,429	—	936,321	4,108
Pooled trust preferred securities	8,495	—	—	8,495
Other securities	331,745	30,259	301,486	—
Residential loans held for sale	14,911	—	14,911	—
Derivative assets	29,005	—	29,005	—
Financial Liabilities
Derivative liabilities	12,550	—	12,550	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Pooled Trust	States and
	Preferred	Political
(dollars in thousands)	Securities	Subdivisions
Three Months Ended June 30, 2019
Balance at beginning of period	$8,123	$40
Accretion of discount	3	—
Sales/payments received	(17)	—
Increase (decrease) in fair value of securities	(273)	—
Balance at end of period	$7,836	$40

Three Months Ended June 30, 2018
Balance at beginning of period	$8,195	$4,061
Accretion (amortization) of discount	5	(18)
Sales/payments received	(17)	—
Increase (decrease) in fair value of securities	22	(15)
Balance at end of period	$8,205	$4,028

Six Months Ended June 30, 2019
Balance at beginning of period	$8,495	$4,108
Accretion of discount	7	—
Sales/payments received	(32)	(35)
Increase (decrease) in fair value of securities	(634)	—
Transfers out of Level 3	—	(4,033)
Balance at end of period	$7,836	$40

Six Months Ended June 30, 2018
Balance at beginning of period	$8,448	$—
Accretion (amortization) of discount	10	(18)
Sales/payments received	(305)	—
Increase (decrease) in fair value of securities	52	(15)
Transfers into Level 3	—	4,061
Balance at end of period	$8,205	$4,028

The accretion or amortization of discounts on securities in the table above is included in interest income.  An increase in fair value is reflected in the balance sheet as an increase in the fair value of investment securities available-for-sale, an increase in accumulated other comprehensive income, which is included in shareholders’

equity, and a decrease in other assets related to the tax impact. A decrease in fair value is reflected in the balance sheet as a decrease in the fair value of investment securities available-for-sale, a decrease in accumulated other comprehensive income, which is included in shareholders’ equity, and an increase in other assets related to the tax impact.  During the six months ended June 30, 2019, Old National received third party pricing on a $4.0 million state and political subdivisions security and transferred it out of Level 3.  Old National transferred a $4.1 million state and political subdivisions security to Level 3 during the six months ended June 30, 2018 because Old National could no longer obtain evidence of observable inputs.

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

		Valuation	Unobservable	Range (Weighted
(dollars in thousands)	Fair Value	Techniques	Input	Average)
June 30, 2019
Pooled trust preferred securities	$7,836	Discounted cash flow	Constant prepayment rate (a)	0.00%
			Additional asset defaults (b)	3.5% - 4.2% (4.0%)
			Expected asset recoveries (c)	0.00%
State and political subdivisions	40	Discounted cash flow	No observable inputs	N/A
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

Assets measured at fair value on a non-recurring basis at June 30, 2019 are summarized below:

		Fair Value Measurements at June 30, 2019 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Collateral Dependent Impaired Loans:
Commercial loans	$11,642	$—	$—	$11,642
Commercial real estate loans	13,928	—	—	13,928
Foreclosed Assets:
Residential	42	—	—	42
Loan servicing rights	3,727	—	3,727	—

Impaired commercial and commercial real estate loans that are deemed collateral dependent are valued based on the fair value of the underlying collateral.  These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral.  These impaired commercial and commercial real estate loans had a principal amount of $36.2 million, with a valuation allowance of $10.6 million at June 30, 2019.  Old National recorded provision expense associated with these loans totaling $1.1 million for the three months ended June 30, 2019 and $2.3 million for the six months ended June 30, 2019.  Old National recorded provision expense associated with impaired commercial and commercial real estate loans that were deemed collateral dependent totaling $4.9 million for the three months ended June 30, 2018 and $6.5 million for the six months ended June 30, 2018.

Other real estate owned and other repossessed property is measured at fair value less costs to sell and had a net carrying amount of $42 thousand at June 30, 2019.  The estimates of fair value are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral.  There were no write-downs of other real estate owned during the three or six months ended June 30, 2019, compared to write-downs of $0.1 million for the three months ended June 30, 2018 and $0.4 million for the six months ended June 30, 2018.

Loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount.  If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value.  Fair value is determined at a tranche level, based on market prices for comparable mortgage servicing contracts when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model utilizes a discount rate, weighted average prepayment speed, and other economic factors that market participants would use in estimating future net servicing income and that can be validated against available market data (Level 2).  The valuation allowance for loan servicing rights with impairments at June 30, 2019 totaled $32 thousand.  Old National recorded impairments associated with these loan servicing rights totaling $15 thousand during the three months ended June 30, 2019 and $17 thousand for the six months ended June 30, 2019.  There were recoveries associated with loan servicing rights totaling $5 thousand for the three months ended June 30, 2018 and $14 thousand for the six months ended June 30, 2018.

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

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

		Valuation	Unobservable	Range (Weighted
(dollars in thousands)	Fair Value	Techniques	Input	Average)
June 30, 2019
Collateral Dependent Impaired Loans
Commercial loans	$11,642	Fair value of	Discount for type of property,	0% - 90% (25%)
		collateral	age of appraisal, and current
			status
Commercial real estate loans	13,928	Fair value of	Discount for type of property,	45%
		collateral	age of appraisal and current
			status
Foreclosed Assets
Residential	42	Fair value of	Discount for type of property,	5%
		collateral	age of appraisal, and current status
December 31, 2018
Collateral Dependent Impaired Loans
Commercial loans	$7,242	Fair value of	Discount for type of property,	0% - 90% (35%)
		collateral	age of appraisal, and current
			status
Commercial real estate loans	29,125	Fair value of	Discount for type of property,	0% - 50% (35%)
		collateral	age of appraisal and current
			status
Foreclosed Assets
Residential	68	Fair value of	Discount for type of property,	15% - 16% (15%)
		collateral	age of appraisal, and current status

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

Residential loans held for sale

Old National has elected the fair value option for residential loans held for sale.  For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status).  None of these loans are 90 days or more past due, nor are any on nonaccrual status.  Included in the income statement is interest income for loans held for sale totaling $306 thousand for the three months ended June 30, 2019 and $494 thousand for the six months ended June 30, 2019, compared to $40 thousand for the three months ended June 30, 2018 and $62 thousand for the six months ended June 30, 2018.

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

The difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected at June 30, 2019 and December 31, 2018 was as follows:

	Aggregate		Contractual
(dollars in thousands)	Fair Value	Difference	Principal
June 30, 2019
Residential loans held for sale	$37,904	$1,660	$36,244

December 31, 2018
Residential loans held for sale	$14,911	$475	$14,436

Accrued interest at period end is included in the fair value of the instruments.

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value:

				Total Changes
				in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	(Expense)	Earnings
Three Months Ended June 30, 2019
Residential loans held for sale	$1,085	$5	$—	$1,090

Three Months Ended June 30, 2018
Residential loans held for sale	$387	$3	$—	$390

Six Months Ended June 30, 2019
Residential loans held for sale	$1,175	$10	$—	$1,185

Six Months Ended June 30, 2018
Residential loans held for sale	$422	$3	$(4)	$421

The carrying amounts and estimated fair values of financial instruments not carried at fair value at June 30, 2019 and December 31, 2018 were as follows:

		Fair Value Measurements at June 30, 2019 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$300,986	$300,986	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	74,403	—	75,858	—
Mortgage-backed securities - Agency	118,720	—	121,328	—
State and political subdivisions	277,745	—	289,542	—
Loans, net:
Commercial	3,052,301	—	—	2,992,851
Commercial real estate	4,970,382	—	—	4,914,521
Residential real estate	2,219,929	—	—	2,215,752
Consumer credit	1,747,674	—	—	1,717,960
Accrued interest receivable	90,543	13	28,821	61,709

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$3,771,888	$3,771,888	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	8,647,550	8,647,550	—	—
Time deposits	1,943,663	—	1,940,094	—
Federal funds purchased and interbank borrowings	410,036	410,036	—	—
Securities sold under agreements to repurchase	334,540	334,540	—	—
FHLB advances	1,730,065	—	—	1,770,369
Other borrowings	251,840	—	259,756	—
Accrued interest payable	9,155	—	9,155	—
Standby letters of credit	527	—	—	527

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$5,850

		Fair Value Measurements at December 31, 2018 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$317,165	$317,165	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	73,986	—	72,359
Mortgage-backed securities - Agency	127,120	—	124,409	—
State and political subdivisions	305,228	—	309,335	—
Loans, net:
Commercial	3,211,228	—	—	3,161,132
Commercial real estate	4,935,381	—	—	4,781,294
Residential real estate	2,246,127	—	—	2,225,853
Consumer credit	1,795,695	—	—	1,773,352
Accrued interest receivable	89,464	13	27,580	61,871

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$3,965,380	$3,965,380	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	8,360,313	8,360,313	—	—
Time deposits	2,024,256	—	2,002,187	—
Federal funds purchased and interbank borrowings	270,135	270,135	—	—
Securities sold under agreements to repurchase	362,294	362,294	—	—
FHLB advances	1,613,481	—	—	1,611,103
Other borrowings	247,883	—	248,065	—
Accrued interest payable	9,871	—	9,871	—
Standby letters of credit	525	—	—	525

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$3,115

The methods utilized to measure the fair value of financial instruments at June 30, 2019 and December 31, 2018 represent an approximation of exit price, however, an actual exit price may differ.

NOTE 25 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Old National’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income.  The consolidated statements of income include all categories of noninterest income.  The following table reflects only the categories of noninterest income that are within the scope of Topic 606:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2019	2018	2019	2018
Wealth management fees	$9,909	$9,746	$18,444	$18,772
Service charges on deposit accounts	11,515	10,765	22,341	21,524
Debit card and ATM fees	5,419	5,080	10,922	9,945
Investment product fees	5,591	5,066	10,862	10,097
Other income:
Merchant processing fees	821	778	1,528	1,419
Gain (loss) on other real estate owned	125	586	165	721
Safe deposit box fees	258	224	669	628
Insurance premiums and commissions	175	78	375	182
Total	$33,813	$32,323	$65,306	$63,288

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

The following discussion is an analysis of our results of operations for the three and six months ended June 30, 2019 and 2018, and financial condition as of June 30, 2019, compared to June 30, 2018 and December 31, 2018.  This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes.  This discussion contains forward-looking statements concerning our business that are based on estimates and involves certain risks and uncertainties.  Therefore, future results could differ significantly from our current expectations and the related forward-looking statements.

FINANCIAL HIGHLIGHTS

The following table sets forth certain financial highlights of Old National:

	Three Months Ended			Six Months Ended
(dollars and shares in thousands,	June 30,	March 31,	June 30,	June 30,
except per share data)	2019	2019	2018	2019	2018
Income Statement:
Net interest income	$155,230	$147,048	$131,963	$302,278	$260,535
Taxable equivalent adjustment (1)	3,289	3,198	2,825	6,487	5,592
Net interest income - tax equivalent basis	158,519	150,246	134,788	308,765	266,127
Provision for loan losses	1,003	1,043	2,446	2,046	2,826
Noninterest income	51,214	46,416	49,289	97,630	91,194
Noninterest expense	128,118	123,041	130,460	251,159	247,617
Net income	62,964	56,276	44,001	119,240	91,984
Common Share Data:
Weighted average diluted shares	173,675	175,368	152,568	174,531	152,483
Net income (diluted)	$0.36	$0.32	$0.29	$0.68	$0.60
Cash dividends	0.13	0.13	0.13	0.26	0.26
Common dividend payout ratio (2)	35%	41%	45%	38%	43%
Book value	$16.28	$15.82	$14.44	$16.28	$14.44
Stock price	16.59	16.40	18.60	16.59	18.60
Tangible common book value (3)	9.86	9.44	8.70	9.86	8.70
Performance Ratios:
Return on average assets	1.26%	1.14%	1.01%	1.20%	1.06%
Return on average common equity	9.13	8.29	8.06	8.72	8.46
Return on tangible common equity (3)	15.59	14.52	14.09	14.82	14.71
Return on average tangible common equity (3)	16.04	14.88	14.28	15.47	15.04
Net interest margin (3)	3.66	3.51	3.55	3.59	3.50
Efficiency ratio (3)	59.35	60.26	69.58	59.79	67.76
Net charge-offs (recoveries) to average loans	0.01	0.03	(0.03)	0.02	(0.01)
Allowance for loan losses to ending loans	0.47	0.46	0.48	0.47	0.48
Non-performing loans to ending loans	1.34	1.41	1.38	1.34	1.38
Balance Sheet:
Total loans	$12,046,578	$12,068,977	$11,295,629	$12,046,578	$11,295,629
Total assets	20,145,285	20,084,420	17,482,990	20,145,285	17,482,990
Total deposits	14,363,101	14,429,270	12,596,376	14,363,101	12,596,376
Total borrowed funds	2,726,481	2,639,038	2,530,104	2,726,481	2,530,104
Total shareholders' equity	2,803,139	2,751,872	2,200,215	2,803,139	2,200,215
Nonfinancial Data:
Full-time equivalent employees	2,829	2,908	2,683	2,829	2,683
Banking centers	192	193	183	192	183
(1)	Calculated using the federal statutory tax rate in effect of 21% for all periods.
(2)	Cash dividends per share divided by net income per share (basic).
(3)	Represents a non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section for reconciliations to GAAP financial measures.

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

The following table presents GAAP to non-GAAP reconciliations.

		Three Months Ended		Six Months Ended
	(dollars and shares in thousands,	June 30,		June 30,
	except per share data)	2019	2018	2019	2018
	Tangible common book value:
	Shareholders' equity (GAAP)	$2,803,139	$2,200,215	$2,803,139	$2,200,215
Deduct:	Goodwill	1,036,258	828,804	1,036,258	828,804
	Intangible assets	68,220	45,417	68,220	45,417
	Tangible shareholders' equity (non-GAAP)	$1,698,661	$1,325,994	$1,698,661	$1,325,994
	Period end common shares	172,231	152,351	172,231	152,351
	Tangible common book value	9.86	8.70	9.86	8.70

	Return on tangible common equity:
	Net income (GAAP)	$62,964	$44,001	$119,240	$91,984
	Add: Intangible amortization (net of tax)	3,262	2,699	6,635	5,550
	Tangible net income (non-GAAP)	$66,226	$46,700	$125,875	$97,534

	Tangible shareholders' equity (non-GAAP) (see above)	$1,698,661	$1,325,994	$1,698,661	$1,325,994
	Return on tangible common equity	15.59%	14.09%	14.82%	14.71%

	Return on average tangible common equity:
	Tangible net income (non-GAAP) (see above)	$66,226	$46,700	$125,875	$97,534
	Average shareholders' equity (GAAP)	$2,758,246	$2,183,604	$2,736,338	$2,174,878
Deduct:	Average goodwill	1,036,258	828,804	1,036,258	828,474
	Average intangible assets	70,282	47,052	72,554	49,061
	Average tangible shareholders' equity (non-GAAP)	$1,651,706	$1,307,748	$1,627,526	$1,297,343
	Return on average tangible common equity	16.04%	14.28%	15.47%	15.04%

	Net interest margin:
	Net interest income (GAAP)	$155,230	$131,963	$302,278	$260,535
	Taxable equivalent adjustment	3,289	2,825	6,487	5,592
	Net interest income - taxable equivalent basis (non-GAAP)	$158,519	$134,788	$308,765	$266,127
	Average earning assets	$17,302,688	$15,176,711	$17,223,571	$15,191,220
	Net interest margin	3.66%	3.55%	3.59%	3.50%

	Efficiency ratio:
	Noninterest expense (GAAP)	$128,118	$130,460	$251,159	$247,617
	Deduct: Intangible amortization expense	4,325	3,416	8,797	7,025
	Adjusted noninterest expense (non-GAAP)	$123,793	$127,044	$242,362	$240,592
	Net interest income - taxable equivalent basis (non-GAAP) (see above)	$158,519	$134,788	$308,765	$266,127
	Noninterest income	51,214	49,289	97,630	91,194
Deduct:	Net debt securities gains (losses)	1,165	1,494	1,062	2,282
	Adjusted total revenue (non-GAAP)	$208,568	$182,583	$405,333	$355,039
	Efficiency ratio	59.35%	69.58%	59.79%	67.76%

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

EXECUTIVE SUMMARY

During the second quarter of 2019, net income was $63.0 million, or $0.36 per diluted share.  Net income was $44.0 million, or $0.29 per diluted share, for the second quarter of 2018.

Our basic banking strategy remains unchanged during the second half of 2019.  This strategy encompasses how we invest our capital, grow loans, manage credit, and contain expenses.  Operationally, this translates primarily into using our low-cost core deposits to fund our commercial loans.  Coupled with this is our refined credit process, which enables us to identify weaknesses in credits and work through credit issues timely.  Additionally, we maintain a disciplined expense culture across all facets of the bank and remain steadfast in our commitment to sustaining positive operating leverage.

We have continued to re-mix our earning assets towards more productive commercial and commercial real estate loans and out of indirect and other loans.

Loans:  Our loan balances, excluding loans held for sale, declined $22.4 million to $12.047 billion at June 30, 2019 compared to $12.069 billion at March 31, 2019.  This was primarily driven by a decline in commercial real estate loans and residential real estate loans, substantially offset by higher commercial loans.  We reported record commercial loan production in the second quarter of 2019.

Net Interest Income: For the six months ended June 30, 2019 compared to the six months ended June 30, 2018, our net interest income increased primarily due to the acquisition of Klein in November 2018 and increased loan yields, partially offset by higher costs of interest-bearing liabilities.  Net interest income increased in the second quarter of 2019 compared to the first quarter of 2019 with higher accretion income associated with acquired loans, higher interest collected on nonaccrual loans, and additional days, partially offset by a change in the mix of average interest earning assets and interest-bearing liabilities.

Fee Income:  Noninterest income increased to $97.6 million from $91.2 million for the six months of 2019 when compared to the six months ended June 30, 2018 substantially due to higher noninterest income associated with the Klein partnership.

Expenses:  Noninterest expenses were well controlled, increasing $3.5 million, or 1%, for the six months ended June 30, 2019 when compared to the six months ended June 30, 2018.  The increase was primarily attributable to higher expenses associated with the Klein partnership.  The second quarter of 2019 compared to the first quarter of 2019 increased $5.1 million reflecting higher merger and integration charges associated with Klein.

Although our focus for the remainder of 2019 is on integration and execution, our acquisition strategy has not changed. We remain an active looker and a disciplined buyer.  We continue to believe in our ability to bring a larger balance sheet with better capital and an enhanced product set to a partner that will allow the partner to better serve its clients.

RESULTS OF OPERATIONS

The following table sets forth certain income statement information of Old National for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(dollars in thousands)	2019	2018	Change	2019	2018	Change
Income Statement Summary:
Net interest income	$155,230	$131,963	17.6%	$302,278	$260,535	16.0%
Provision for loan losses	1,003	2,446	(59.0)	2,046	2,826	(27.6)
Noninterest income	51,214	49,289	3.9	97,630	91,194	7.1
Noninterest expense	128,118	130,460	(1.8)	251,159	247,617	1.4
Other Data:
Return on average common equity	9.13%	8.06%		8.72%	8.46%
Return on tangible common equity (1)	15.59	14.09		14.82	14.71
Return on average tangible common equity (1)	16.04	14.28		15.47	15.04
Efficiency ratio (1)	59.35	69.58		59.79	67.76
Tier 1 leverage ratio	8.82	8.30		8.82	8.30
Net charge-offs (recoveries) to average loans	0.01	(0.03)		0.02	(0.01)
(1)	Represents a non-GAAP financial measure. Refer to "Non-GAAP Financial Measures" section for reconciliations to GAAP financial measures.

Net Interest Income

Net interest income is the most significant component of our earnings, comprising 76% of revenues for the six months ended June 30, 2019.  Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations.  Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities.

The Federal Reserve did not change the discount rate at their March 2019 or June 2019 meeting.  At June 30, 2019, the Treasury yield curve was slightly inverted from the 1-month Treasury bill to the 10-year Treasury note. This could cause our interest rate spread to decline, which may result in a decrease in our net interest income, however, management has taken balance sheet restructuring and derivative actions to help mitigate this risk.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2019	2018	2019	2018
Net interest income	$155,230	$131,963	$302,278	$260,535
Conversion to fully taxable equivalent	3,289	2,825	6,487	5,592
Net interest income - taxable equivalent basis	$158,519	$134,788	$308,765	$266,127

Average earning assets	$17,302,688	$15,176,711	$17,223,571	$15,191,220

Net interest margin	3.59%	3.48%	3.51%	3.43%
Net interest margin - taxable equivalent basis	3.66%	3.55%	3.59%	3.50%

The increase in net interest income for the three and six months ended June 30, 2019 when compared to the three months ended June 30, 2018 was primarily due to higher average earning assets of $2.126 billion in the three months ended June 30, 2019 when compared to the three months ended June 30, 2018 and $2.032 billion in the six months ended June 30, 2019 when compared to the six months ended June 30, 2018.  Partially offsetting the higher average earning assets were higher average interest-bearing liabilities of $1.653 billion in the three months ended June 30, 2019 when compared to the three months ended June 30, 2018 and $1.537 billion in the six months ended June 30, 2019 when compared to the six months ended June 30, 2018.  Net interest income for the three and six months ended June 30, 2019 and 2018 included accretion income (interest income in excess of contractual interest income) associated with acquired loans.  Accretion income totaled $11.8 million in the three months ended June 30, 2019 and $20.7 million in the six months ended June 30, 2019, compared to $11.5 million in the three months ended June 30, 2018 and $22.5 million in the six months ended June 30, 2018.  We expect accretion income on our PCI loans to decrease over time, but this may be offset by future acquisitions.

The following tables present the average balance sheet for each major asset and liability category, its related interest income and yield, or its expense and rate for the three and six months ended June 30, 2019 and 2018.

(tax equivalent basis,	Three Months Ended			Three Months Ended
dollars in thousands)	June 30, 2019			June 30, 2018
	Average	Income (1)/	Yield/	Average	Income (1)/	Yield/
Earning Assets	Balance	Expense	Rate	Balance	Expense	Rate
Money market and other interest-earning investments	$58,321	$334	2.29%	$51,724	$117	0.91%
Investment securities:
Treasury and government sponsored agencies	695,775	4,301	2.47%	648,778	3,387	2.09%
Mortgage-backed securities	2,767,791	18,799	2.72%	1,588,140	8,904	2.24%
States and political subdivisions	1,193,176	11,235	3.77%	1,118,395	10,591	3.79%
Other securities	496,631	4,063	3.27%	507,646	3,909	3.08%
Total investment securities	5,153,373	38,398	2.98%	3,862,959	26,791	2.77%
Loans: (2)
Commercial	3,063,590	37,828	4.88%	2,873,781	32,527	4.48%
Commercial real estate	5,019,859	72,214	5.69%	4,449,839	57,251	5.09%
Residential real estate loans	2,247,570	23,780	4.23%	2,177,587	22,208	4.08%
Consumer	1,759,975	19,798	4.51%	1,760,821	17,667	4.02%
Total loans	12,090,994	153,620	5.05%	11,262,028	129,653	4.57%
Total earning assets	17,302,688	$192,352	4.43%	15,176,711	$156,561	4.11%
Less: Allowance for loan losses	(56,632)			(51,493)
Non-Earning Assets
Cash and due from banks	234,337			205,617
Other assets	2,473,255			2,086,822
Total assets	$19,953,648			$17,417,657

Interest-Bearing Liabilities
Checking and NOW accounts	$3,895,881	$4,196	0.43%	$3,097,635	$969	0.13%
Savings accounts	2,879,704	2,145	0.30%	3,036,936	1,777	0.23%
Money market accounts	1,789,777	3,729	0.84%	1,103,177	702	0.26%
Time deposits	1,991,968	8,449	1.70%	1,810,328	5,691	1.26%
Total interest-bearing deposits	10,557,330	18,519	0.70%	9,048,076	9,139	0.41%
Federal funds purchased and interbank borrowings	300,810	1,817	2.42%	140,471	647	1.85%
Securities sold under agreements to repurchase	331,695	671	0.81%	332,599	434	0.52%
FHLB advances	1,695,681	10,039	2.37%	1,713,832	8,824	2.07%
Other borrowings	251,577	2,787	4.43%	249,291	2,729	4.38%
Total borrowed funds	2,579,763	15,314	2.38%	2,436,193	12,634	2.08%
Total interest-bearing liabilities	$13,137,093	$33,833	1.03%	$11,484,269	$21,773	0.76%

Noninterest-Bearing Liabilities and Shareholders' Equity
Demand deposits	$3,812,175			$3,602,732
Other liabilities	246,134			147,052
Shareholders' equity	2,758,246			2,183,604
Total liabilities and shareholders' equity	$19,953,648			$17,417,657

Net interest rate spread			3.40%			3.35%
Net interest margin (3)			3.66%			3.55%
Taxable equivalent adjustment		$3,289			$2,825
(1)	Interest income is reflected on a fully taxable equivalent basis.
(2)	Includes loans held for sale.
(3)	Net interest margin is defined as net interest income on a tax equivalent basis as a percentage of average earning assets.

	Six Months Ended			Six Months Ended
(dollars in thousands)	June 30, 2019			June 30, 2018
	Average	Income (1)/	Yield/	Average	Income (1)/	Yield/
Earning Assets	Balance	Expense	Rate	Balance	Expense	Rate
Money market and other interest-earning investments	$58,510	$612	2.11%	$59,089	$207	0.71%
Investment securities:
Treasury and government sponsored agencies	700,569	8,203	2.34%	655,897	6,811	2.08%
Mortgage-backed securities	2,633,326	36,402	2.76%	1,610,252	18,424	2.29%
States and political subdivisions	1,212,658	22,688	3.74%	1,161,386	21,069	3.63%
Other securities	497,115	8,503	3.42%	483,685	7,578	3.13%
Total investment securities	5,043,668	75,796	3.01%	3,911,220	53,882	2.76%
Loans: (2)
Commercial	3,092,833	73,863	4.75%	2,817,050	60,733	4.29%
Commercial real estate	5,004,824	137,290	5.46%	4,422,075	113,037	5.08%
Residential real estate loans	2,253,375	47,712	4.23%	2,177,003	43,680	4.01%
Consumer	1,770,361	39,195	4.46%	1,804,783	35,495	3.97%
Total loans	12,121,393	298,060	4.91%	11,220,911	252,945	4.50%
Total earning assets	17,223,571	$374,468	4.34%	15,191,220	$307,034	4.04%
Less: Allowance for loan losses	(56,213)			(51,225)
Non-Earning Assets
Cash and due from banks	232,159			202,392
Other assets	2,481,842			2,088,299
Total assets	$19,881,359			$17,430,686

Interest-Bearing Liabilities
Checking and NOW accounts	$3,795,441	$7,338	0.39%	$3,082,619	$1,788	0.12%
Savings accounts	2,907,552	4,428	0.31%	3,044,748	3,120	0.21%
Money market accounts	1,746,456	6,555	0.76%	1,130,939	1,248	0.22%
Time deposits	2,011,853	16,642	1.67%	1,773,859	10,238	1.16%
Total interest-bearing deposits	10,461,302	34,963	0.67%	9,032,165	16,394	0.37%
Federal funds purchased and interbank borrowings	308,860	3,735	2.44%	200,578	1,664	1.67%
Securities sold under agreements to repurchase	346,396	1,333	0.78%	337,612	793	0.47%
FHLB advances	1,684,093	19,970	2.39%	1,694,871	16,604	1.98%
Other borrowings	250,690	5,702	4.55%	249,062	5,452	4.38%
Total borrowed funds	2,590,039	30,740	2.39%	2,482,123	24,513	1.99%
Total interest-bearing liabilities	$13,051,341	$65,703	1.02%	$11,514,288	$40,907	0.72%

Noninterest-Bearing Liabilities and Shareholders' Equity
Demand deposits	$3,829,406			$3,583,027
Other liabilities	264,274			158,493
Shareholders' equity	2,736,338			2,174,878
Total liabilities and shareholders' equity	$19,881,359			$17,430,686

Net interest rate spread			3.32%			3.32%
Net interest margin (3)			3.59%			3.50%
Taxable equivalent adjustment		$6,487			$5,592

The following table presents the dollar amount of changes in taxable equivalent net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid for the three and six months ended June 30, 2019 and 2018.

	From Three Months Ended			From Six Months Ended
	June 30, 2018 to Three			June 30, 2018 to Six
	Months Ended June 30, 2019			Months Ended June 30, 2019
	Total	Attributed to		Total	Attributed to
(dollars in thousands)	Change	Volume	Rate	Change	Volume	Rate
Interest Income
Money market and other interest-earning investments	$217	$26	$191	$405	$(6)	$411
Investment securities (1)	11,607	9,282	2,325	21,914	16,309	5,605
Loans (1)	23,967	10,067	13,900	45,115	21,258	23,857
Total interest income	35,791	19,375	16,416	67,434	37,561	29,873
Interest Expense
Checking and NOW deposits	3,227	551	2,676	5,550	880	4,670
Savings deposits	368	(105)	473	1,308	(182)	1,490
Money market deposits	3,027	932	2,095	5,307	1,485	3,822
Time deposits	2,758	669	2,089	6,404	1,658	4,746
Federal funds purchased and interbank borrowings	1,170	854	316	2,071	1,104	967
Securities sold under agreements to repurchase	237	(2)	239	540	25	515
FHLB advances	1,215	(103)	1,318	3,366	(132)	3,498
Other borrowings	58	25	33	250	36	214
Total interest expense	12,060	2,821	9,239	24,796	4,874	19,922
Net interest income	$23,731	$16,554	$7,177	$42,638	$32,687	$9,951

The variance not solely due to rate or volume is allocated equally between the rate and volume variances.

(1)

Interest on investment securities and loans includes the effect of taxable equivalent adjustments of $1.9 million and $1.4 million, respectively, during the three months ended June 30, 2019; and $3.9 million and $2.6 million, respectively, during the six months ended June 30, 2019 using the federal statutory rate in effect of 21%.

The increase in the net interest margin on a fully taxable equivalent basis for the three and six months ended June 30, 2019 when compared to the same periods in 2018 was primarily due to higher average earning assets and higher yields on interest earning assets, partially offset by higher costs of interest-bearing liabilities and a change in the mix of average interest earning assets and interest-bearing liabilities. The yield on interest earning assets increased 32 basis points and the cost of interest-bearing liabilities increased 27 basis points in the quarterly year-over-year comparison.  The yield on interest earning assets is calculated by dividing annualized taxable equivalent net interest income by average interest earning assets while the cost of interest-bearing liabilities is calculated by dividing annualized interest expense by average interest-bearing liabilities.  The yield on interest earning assets increased 30 basis points and the cost of interest-bearing liabilities increased 30 basis points in the six months ended June 30, 2019 when compared to the six months ended June 30, 2018.  Accretion income represented 27 basis points of the net interest margin for the three months ended June 30, 2019, compared to 30 basis points for the three months ended June 30, 2018.  Accretion income represented 24 basis points of the net interest margin for the six months ended June 30, 2019, compared to 30 basis points for the six months ended June 30, 2018.

Average earning assets were $17.303 billion for the three months ended June 30, 2019, compared to $15.177 billion for the three months ended June 30, 2018, an increase of $2.126 billion, or 14%.  Average earning assets were $17.224 billion for the six months ended June 30, 2019, compared to $15.191 billion for the six months ended June 30, 2018, an increase of $2.032 billion, or 13%.  The increases in average earning assets were primarily due to our acquisition of Klein in November 2018. The loan portfolio including loans held for sale, which generally has an average yield higher than the investment portfolio, was approximately 70% of average interest earning assets for the six months ended June 30, 2019, compared to 74% for the six months ended June 30, 2018.

Average loans including loans held for sale increased $829.0 million for the three months ended June 30, 2019 and $900.5 million for the six months ended June 30, 2019 when compared to the same periods in 2018 primarily due to loans acquired from Klein in November 2018.  Loans including loans held for sale attributable to the Klein acquisition totaled $1.052 billion as of the closing date of the acquisition, which was November 1, 2018.

Average investments increased $1.290 billion for the three months ended June 30, 2019 and $1.132 billion for the six months ended June 30, 2019 when compared to the same periods in 2018 reflecting the Klein acquisition.  Excess liquidity generated in 2019 also resulted in higher investment securities.

Average noninterest-bearing deposits increased $209.4 million for the three months ended June 30, 2019 and $246.4 million for the six months ended June 30, 2019 when compared to the same periods in 2018.  Average interest-bearing deposits increased $1.509 billion for the three months ended June 30, 2019 and $1.429 billion for the six months ended June 30, 2019 when compared to the same periods in 2018.  The increases in average deposits also reflected the Klein acquisition.

Average borrowed funds increased $143.6 million for the three months ended June 30, 2019 and $107.9 million for the six months ended June 30, 2019 when compared to the same periods in 2018.

Provision for Loan Losses

The provision for loan losses was $1.0 million for the three months ended June 30, 2019, compared to $2.4 million for the three months ended June 30, 2018. Net charge-offs totaled $0.3 million during the three months ended June 30, 2019, compared to net recoveries of $0.8 million during the three months ended June 30, 2018.  The provision for loan losses was $2.0 million for the six months ended June 30, 2019, compared to $2.8 million for the six months ended June 30, 2018. Net charge-offs totaled $1.2 million during the six months ended June 30, 2019, compared to net recoveries of $0.5 million during the six months ended June 30, 2018.  The lower provision for loan losses is the result of a decrease in specific reserves on loans individually evaluated for impairment. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense.

Noninterest Income

We generate revenues in the form of noninterest income through client fees, sales commissions, and other gains and losses from our core banking franchise and other related businesses, such as wealth management, investment consulting, and investment products.  The following table details the components in noninterest income for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(dollars in thousands)	2019	2018	Change	2019	2018	Change
Wealth management fees	$9,909	$9,746	1.7%	$18,444	$18,772	(1.7)%
Service charges on deposit accounts	11,515	10,765	7.0	22,341	21,524	3.8
Debit card and ATM fees	5,419	5,080	6.7	10,922	9,945	9.8
Mortgage banking revenue	7,135	5,189	37.5	12,146	9,381	29.5
Investment product fees	5,591	5,066	10.4	10,862	10,097	7.6
Capital markets income	3,150	896	251.6	5,667	1,394	306.5
Company-owned life insurance	2,711	2,430	11.6	5,899	5,035	17.2
Net debt securities gains (losses)	1,165	1,494	(22.0)	1,062	2,282	(53.5)
Other income	4,619	8,623	(46.4)	10,287	12,764	(19.4)
Total noninterest income	$51,214	$49,289	3.9%	$97,630	$91,194	7.1%

The increase in noninterest income for the three months ended June 30, 2019 when compared to the three months ended June 30, 2018 was primarily due to higher noninterest income attributable to the Klein partnership.  Also contributing to the increase in noninterest income was higher capital markets income.  These increases were partially offset by a $2.2 million gain on the sale of our student loan portfolio in the second quarter of 2018.

The increase in noninterest income for the six months ended June 30, 2019 when compared to the six months ended June 30, 2018 was primarily due to higher noninterest income attributable to the Klein partnership.  Also contributing to the increase in noninterest income was higher capital markets income.  These increases were partially offset by a $2.2 million gain on the sale of our student loan portfolio in the second quarter of 2018 and lower net gains on sales of debt securities.

Service charges and overdraft fees increased $0.8 million for the three and six months ended June 30, 2019 when compared to the same periods in 2018 primarily due to service charges and overdraft fees attributable to the Klein partnership.

Debit card and ATM fees increased $0.3 million for the three months ended June 30, 2019 and $1.0 million for the six months ended June 30, 2019 when compared to the same periods in 2018 primarily due to higher interchange income attributable to the Klein partnership.

Mortgage banking revenue increased $1.9 million for the three months ended June 30, 2019 and $2.8 million for the six months ended June 30, 2019 when compared to the same periods in 2018 primarily due to increased mortgage originations and strong pipeline growth in 2019.

Capital markets income is comprised of customer interest rate swap fees, foreign currency exchange fees, net gains (losses) on foreign currency adjustments, and tax credit fee income.  Capital markets income increased $2.3 million for the three months ended June 30, 2019 and $4.3 million for the six months ended June 30, 2019 when compared to the same periods in 2018 primarily due to higher customer interest rate swap fees.

Net debt securities gains (losses) had an unfavorable variance of $1.2 million for the six months ended June 30, 2019 when compared to the six months ended June 30, 2018 primarily due to higher realized losses on sales of available-for-sale securities in 2019.

Other income decreased $4.0 million for the three months ended June 30, 2019 when compared to the three months ended June 30, 2018 primarily due to a $2.2 million gain on the sale of our student loan portfolio in the second quarter of 2018, lower fees on commercial loans, and lower net gains on sales of other real estate owned.  These decreases were partially offset by higher other income attributable to the Klein acquisition.  Other income decreased $2.5 million for the six months ended June 30, 2019 when compared to the six months ended June 30, 2018 primarily due to a $2.2 million gain on the sale of our student loan portfolio in the second quarter of 2018.

Noninterest Expense

The following table details the components in noninterest expense for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(dollars in thousands)	2019	2018	Change	2019	2018	Change
Salaries and employee benefits	$71,566	$66,592	7.5%	$142,749	$130,771	9.2%
Occupancy	14,559	12,873	13.1	29,137	26,153	11.4
Equipment	4,517	3,728	21.2	8,991	7,293	23.3
Marketing	4,439	3,962	12.0	8,162	7,659	6.6
Data processing	10,207	9,724	5.0	19,548	18,124	7.9
Communication	2,849	2,772	2.8	5,903	5,836	1.1
Professional fees	4,921	2,923	68.4	7,831	5,653	38.5
Loan expenses	1,657	1,843	(10.1)	3,569	3,587	(0.5)
FDIC assessment	1,454	3,161	(54.0)	3,541	5,806	(39.0)
Amortization of intangibles	4,325	3,416	26.6	8,797	7,025	25.2
Amortization of tax credit investments	568	11,858	(95.2)	828	12,574	(93.4)
Other expense	7,056	7,608	(7.3)	12,103	17,136	(29.4)
Total noninterest expense	$128,118	$130,460	(1.8)%	$251,159	$247,617	1.4%

Noninterest expense decreased $2.3 million for the three months ended June 30, 2019 when compared to the three months ended June 30, 2018 primarily due to a decrease in amortization of tax credit investments totaling $11.3 million.  This decrease was partially offset by higher operating expenses and acquisition and integration costs associated with Klein.

Noninterest expense increased $3.5 million for the six months ended June 30, 2019 when compared to the six months ended June 30, 2018 primarily due to higher operating expenses and acquisition and integration costs associated with Klein.  This increase was partially offset by a decrease in amortization of tax credit investments totaling $11.7 million.

Salaries and employee benefits increased $5.0 million for the three months ended June 30, 2019 and $12.0 million for the six months ended June 30, 2019 when compared to the same periods in 2018 primarily due to higher salaries and employee benefits attributable to the Klein partnership.  Also contributing to the increase in salaries and benefits were higher commissions and incentive compensation expenses.

Occupancy expenses increased $1.7 million for the three months ended June 30, 2019 and $3.0 million for the six months ended June 30, 2019 when compared to the same periods in 2018 primarily due to higher lease expense and higher occupancy expenses attributable to the Klein partnership.

Equipment expenses increased $0.8 million for the three months ended June 30, 2019 and $1.7 million for the six months ended June 30, 2019 when compared to the same periods in 2018 primarily due to higher equipment expenses attributable to the Klein partnership and an increase in small equipment expenses.

Professional fees increased $2.0 million for the three months ended June 30, 2019 and $2.2 million for the six months ended June 30, 2019 when compared to the same periods in 2018 primarily due to integration expenses associated with the Klein partnership.

Amortization of intangibles increased $0.9 million for the three months ended June 30, 2019 and $1.8 million for the six months ended June 30, 2019 when compared to the same periods in 2018 primarily due to amortization of core deposit intangibles related to the Klein acquisition.

Amortization of tax credit investments was $0.6 million for the three months ended June 30, 2019 and $0.8 million for the six months ended June 30, 2019, compared to $11.9 million for the three months ended June 30, 2018 and $12.6 million for the six months ended June 30, 2018. The recognition of tax credit amortization expense is contingent upon the successful rehabilitation of a historic building or completion of a solar project within the reporting period. Many factors including weather, labor availability, building regulations, inspections, and other unexpected construction delays related to a rehabilitation project can cause a project to exceed its estimated completion date.  Amortization of tax credit investments is expected to be insignificant in 2019.  See Note 13 to the consolidated financial statements for additional information on our tax credit investments.

Other expense decreased $5.0 million for the six months ended June 30, 2019 when compared to the six months ended June 30, 2018 primarily due to impairments of long-lived assets of $2.5 million in the six months ended June 30, 2018 related to branch consolidations and integration expenses associated with the Anchor (MN) partnership totaling $1.5 million in the six months ended June 30, 2018.

Provision for Income Taxes

We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes.  The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by a tax benefit from our tax credit investments and interest on tax-exempt securities and loans.  The provision for income taxes, as a percentage of pre-tax income, was 18.6% for the three months ended June 30, 2019, compared to 9.0% for the three months ended June 30, 2018.  The provision for income taxes, as a percentage of pre-tax income, was 18.7% for the six months ended June 30, 2019, compared to 9.2% for the six months ended June 30, 2018.  In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at June 30, 2019 based on the current estimate of the effective annual rate.  The higher effective tax rate during the three and six months ended June 30, 2019 when compared to the same periods in 2018 was primarily the result of a decrease in federal tax credits available.  See Note 19 to the consolidated financial statements for additional information.

FINANCIAL CONDITION

Overview

At June 30, 2019, our assets were $20.145 billion, a $2.662 billion increase compared to assets of $17.483 billion at June 30, 2018, and a $416.9 million increase compared to assets of $19.728 billion at December 31, 2018.  The increase from June 30, 2018 to June 30, 2019 was primarily due to the acquisition of Klein in November 2018, which had $2.157 billion in assets as of the closing date of the acquisition, including goodwill of $208.0 million.  An increase in investment securities also contributed to the June 30, 2018 to June 30, 2019 increase in assets.

Earning Assets

Our earning assets are comprised of investment securities, portfolio loans, loans held for sale, money market investments, interest earning accounts with the Federal Reserve, and equity securities.  Earning assets were $17.447 billion at June 30, 2019, a $2.222 billion increase compared to earning assets of $15.225 billion at June 30, 2018, and a $377.1 million increase compared to earning assets of $17.070 billion at December 31, 2018.

Investment Securities

We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements.  However, we also have $74.4 million of U.S. government-sponsored entities and agencies securities, $118.7 million of fixed-rate mortgage-backed securities, and $277.7 million of state and political subdivision securities in our held-to-maturity investment portfolio at June 30, 2019.

Equity securities are recorded at fair value and totaled $6.2 million at June 30, 2019 compared to $5.6 million at June 30, 2018.

At June 30, 2019, the investment securities portfolio, including equity securities, was $5.302 billion compared to $3.849 billion at June 30, 2018, an increase of $1.453 billion.  Investment securities attributable to the Klein acquisition totaled $700.6 million as of the closing date of the acquisition.  Investment securities represented 30% of earning assets at June 30, 2019, compared to 25% at June 30, 2018 and 28% at December 31, 2018.  Excess liquidity generated in 2019 resulted in a higher percentage of investment securities compared to December 31, 2018. Stronger commercial loan demand in the future could result in management’s decision to reduce the securities portfolio.  At June 30, 2019, management does not intend to sell any securities in an unrealized loss position and does not believe we will be required to sell such securities.

The investment securities available-for-sale portfolio had net unrealized gains of $63.3 million at June 30, 2019, compared to net unrealized losses of $77.8 million at June 30, 2018, and net unrealized losses of $49.2 million at December 31, 2018.  Net unrealized gains (losses) increased from December 31, 2018 to June 30, 2019 reflecting higher net unrealized gains on mortgage-backed securities and state and political subdivision securities due to a decline in long-term interest rates.

The investment portfolio had an effective duration of 3.34 at June 30, 2019, compared to 4.46 at June 30, 2018, and 4.00 at December 31, 2018.  Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates.  Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage.  The annualized average yields on investment securities, on a taxable equivalent basis, were 2.98% for the three months ended June 30, 2019 and 3.01% for the six months ended June 30, 2019, compared to 2.77% for the three months ended June 30, 2018 and 2.76% for the six months ended June 30, 2018.

Loans Held for Sale

Mortgage loans held for immediate sale in the secondary market were $37.9 million at June 30, 2019, compared to $14.9 million at December 31, 2018.  Certain mortgage loans are committed for sale at or prior to origination at a contracted price to an outside investor.  Other mortgage loans held for immediate sale are hedged with TBA forward agreements and committed for sale when they are ready for delivery and remain on the Company’s balance sheet for a short period of time (typically 30 to 60 days).  These loans are sold without recourse, beyond customary representations and warranties, and Old National has not experienced material losses arising from these sales.  Mortgage originations are subject to volatility due to interest rates and home sales, among other factors.

We have elected the fair value option prospectively for residential loans held for sale.  The aggregate fair value exceeded the unpaid principal balance by $1.7 million at June 30, 2019, compared to $0.5 million at December 31, 2018.

Commercial and Commercial Real Estate Loans

Commercial and commercial real estate loans are the largest classification within earning assets, representing 46% of earning assets at June 30, 2019, compared to 49% at June 30, 2018 and 48% at December 31, 2018.  At June 30, 2019, commercial and commercial real estate loans were $8.069 billion, an increase of $653.9 million, or 9%, compared to June 30, 2018, and a decrease of $123.3 million, or 2%, compared to December 31, 2018.  Commercial and commercial real estate loans attributable to the Klein acquisition totaled $836.8 million as of the closing date of the acquisition.

Residential Real Estate Loans

At June 30, 2019, residential real estate loans held in our loan portfolio were $2.222 billion, an increase of $68.2 million compared to June 30, 2018, and a decrease of $26.2 million compared to December 31, 2018.  Residential real estate loans attributable to the Klein acquisition totaled $77.7 million as of the closing date of the acquisition.  Future increases in interest rates could result in a decline in the level of refinancings and new originations of residential real estate loans.

Consumer Loans

Consumer loans, including automobile loans and personal and home equity loans and lines of credit, increased $28.8 million at June 30, 2019 compared to June 30, 2018, and decreased $47.8 million from December 31, 2018.  Consumer loans attributable to the Klein acquisition totaled $134.6 million as of the closing date of the acquisition.  We continue to see runoff in our less profitable indirect consumer loan portfolio.

Operating Lease Right-of-Use Assets

Old National adopted ASU No. 2016-02, Leases (Topic 842) on January 1, 2019, which required the recognition of operating lease right-of-use assets.  Operating lease right-of-use assets represent the lessee’s right to use, or control the use of, specified assets for the lease term.  Operating lease right-of-use assets are recognized based on the present value of lease payments over the lease term.  Operating lease right-of-use assets totaled $106.2 million at June 30, 2019.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets at June 30, 2019 totaled $1.104 billion, an increase of $230.3 million compared to $874.2 million at June 30, 2018.  During 2018, we recorded $247.1 million of goodwill and other intangible assets associated with the acquisition of Klein.

Net Deferred Tax Assets

Net deferred tax assets decreased $54.2 million compared to June 30, 2018 primarily due to decreases in net deferred tax assets related to net unrealized gains or losses on available-for-sale investment securities, federal tax credits, and net operating loss carryforwards.  Net deferred tax assets decreased $51.0 million compared to December 31, 2018 primarily due to decreases in net deferred tax assets related to net unrealized gains or losses on available-for-sale investment securities, benefit plan accruals, and net operating loss carryforwards.  Future changes in the corporate tax rate could result in a change in value of Old National’s deferred tax assets and future income tax expense.  See Note 19 to the consolidated financial statements for additional information.

Other Assets

Other assets increased $46.6 million, or 28%, compared to June 30, 2018 and $28.4 million, or 15%, compared to December 31, 2018 primarily due to increases in derivative assets.

Funding

Total funding, comprised of deposits and wholesale borrowings, was $17.089 billion at June 30, 2019, an increase of $1.963 billion from $15.126 billion at June 30, 2018, and an increase of $245.8 million from $16.844 billion at December 31, 2018.  Included in total funding were deposits of $14.363 billion at June 30, 2019, an increase of $1.767 billion from $12.596 billion at June 30, 2018, and an increase of $13.2 million from $14.350 billion at December 31, 2018.  Deposits attributable to the Klein acquisition totaled $1.713 billion as of the closing date of the acquisition. Noninterest-bearing deposits increased $171.1 million from June 30, 2018 to June 30, 2019.  Interest-bearing checking and NOW deposits increased $895.9 million from June 30, 2018 to June 30, 2019, while savings deposits decreased $148.4 million.  Money market deposits increased $729.1 million from June 30, 2018 to June 30, 2019, while time deposits increased $119.1 million.

We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position.  At June 30, 2019, wholesale borrowings, including federal funds purchased and interbank borrowings, securities sold under agreements to repurchase, FHLB advances, and other borrowings, totaled $2.726 billion, an increase of $196.4 million from June 30, 2018, and an increase of $232.7 million from December 31, 2018.  Wholesale funding as a percentage of total funding was 16% at June 30, 2019, 17% at June 30, 2018, and 15% at December 31, 2018.  The increase in wholesale funding from June 30, 2018 to June 30, 2019 was due to increases in federal funds purchased and interbank borrowings and other borrowings, partially offset by decreases in securities sold under agreements to repurchase and FHLB advances.

Operating Lease Liabilities

The adoption of ASU No. 2016-02, Leases (Topic 842) on January 1, 2019 also required the recognition of operating lease liabilities.  Operating lease liabilities represent a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis.  Operating lease liabilities totaled $110.6 million at June 30, 2019.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities decreased $53.2 million, or 27%, from December 31, 2018 primarily due to incentive payments in the six months ended June 30, 2019, decreases in accrued expenses related to the Klein acquisition, and decreases in unfunded commitments on various tax credit investments.

Capital

Shareholders’ equity totaled $2.803 billion at June 30, 2019, compared to $2.200 billion at June 30, 2018 and $2.690 billion at December 31, 2018.  Shareholders’ equity at June 30, 2019 included $406.5 million from the 22.8 million shares of Common Stock that were issued in conjunction with the acquisition of Klein.  Old National repurchased 3.3 million shares of Common Stock in the six months ended June 30, 2019 under a stock repurchase plan that was approved by the Company’s Board of Directors, which reduced equity by $54.9 million.  We also paid cash dividends of $0.26 per share in the six months ended June 30, 2019, which reduced equity by $45.3 million.  The change in unrealized gains (losses) on available-for-sale investment securities increased equity by $86.0 million during the six months ended June 30, 2019.  The Company’s Common Stock is traded on the NASDAQ under the symbol “ONB” with 34,502 shareholders of record at June 30, 2019.

Capital Adequacy

Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At June 30, 2019, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of well-capitalized based on the most recent regulatory definition.

At June 30, 2019, Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

	Regulatory Guidelines	June 30,		December 31,
	Minimum	2019	2018	2018
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	8.82%	8.30%	9.17%
Common equity Tier 1 capital to risk-adjusted total assets	7.00	11.89	10.85	11.36
Tier 1 capital to risk-adjusted total assets	8.50	11.89	10.85	11.36
Total capital to risk-adjusted total assets	10.50	12.82	11.87	12.27
Shareholders' equity to assets	N/A	13.91	12.58	13.63

At June 30, 2019, Old National Bank, Old National’s bank subsidiary, maintained a strong capital position as evidenced by the following comparisons of key industry ratios.

	Regulatory Guidelines	Well Capitalized	June 30,		December 31,
	Minimum	Guidelines	2019	2018	2018
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	5.00%	9.48%	8.92%	9.58%
Common equity Tier 1 capital to risk-adjusted
total assets	7.00	6.50	12.76	11.65	11.98
Tier 1 capital to risk-adjusted total assets	8.50	8.00	12.76	11.65	11.98
Total capital to risk-adjusted total assets	10.50	10.00	13.26	12.20	12.47

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

Investment Activities

We carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral.  At June 30, 2019, we had pooled trust preferred securities with a fair value of $7.8 million, or less than 1% of the available-for-sale securities portfolio.  These securities remained classified as available-for-sale and at June 30, 2019, the unrealized loss on our pooled trust preferred securities was $6.0 million. The fair value of these securities should improve as we get closer to maturity, but not in all cases.  There was no OTTI recorded during the six months ended June 30, 2019 or 2018.

All of our mortgage-backed securities are backed by U.S. government-sponsored or federal agencies.  Municipal bonds, corporate bonds, and other debt securities are evaluated by reviewing the credit-worthiness of the issuer and general market conditions.  See Note 5 to the consolidated financial statements for additional details about our investment security portfolio.

Counterparty Exposure

Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation.  We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry.  Old National manages exposure to counterparty risk in connection with its derivatives transactions by generally engaging in transactions with counterparties having ratings of at least A by Standard & Poor’s Rating Service or A2 by Moody’s Investors Service.  Total credit exposure is monitored by counterparty and managed within limits that management believes to be prudent. Old National’s net counterparty exposure was an asset of $241.8 million at June 30, 2019.

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

We lend to commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling, and retailing.  Old National manages concentrations of credit exposure by industry, product, geography, customer relationship, and loan size.  At June 30, 2019, our average commercial loan size was under $350,000 and our average commercial real estate loan size was under $650,000.  In addition, while loans to lessors of both residential and non-residential real estate exceed 10% of total loans, no individual sub-segment category within those broader categories reaches the 10% threshold.  At June 30, 2019, we had minimal exposure to foreign borrowers and no sovereign debt.  Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Kentucky, Michigan, Wisconsin, and Minnesota.  We are experiencing a slow and gradual improvement in the economy of our principal markets.  Management expects that trends in under-performing, criticized, and classified loans will be influenced by the degree to which the economy strengthens or weakens.

On November 1, 2018, Old National closed on its acquisition of Klein.  As of the closing date of the acquisition, loans totaled $1.049 billion and other real estate owned totaled $1.0 million.  In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date.  Old National reviewed the acquired loans and determined that as of June 30, 2019, $41.7 million met the definition of criticized and $43.4 million were considered classified (of which $17.8 million are reported with nonaccrual loans).  Our current preference would be to work these loans and avoid foreclosure actions unless additional credit deterioration becomes apparent.  These acquired impaired loans are included in our summary of under-performing, criticized, and classified assets found below.

Summary of under-performing, criticized, and classified assets:

	June 30,		December 31,
(dollars in thousands)	2019	2018	2018
Nonaccrual loans:
Commercial	$37,310	$36,260	$38,648
Commercial real estate	69,476	70,907	86,601
Residential real estate	26,261	23,198	24,954
Consumer	9,374	8,717	7,281
Total nonaccrual loans (1)	142,421	139,082	157,484
Renegotiated loans not on nonaccrual	19,031	17,139	17,356
Past due loans (90 days or more and still accruing):
Commercial	—	85	52
Commercial real estate	—	—	40
Residential real estate	141	389	258
Consumer	282	1,101	1,003
Total past due loans	423	1,575	1,353
Other real estate owned	2,819	3,729	3,232
Total under-performing assets	$164,694	$161,525	$179,425
Classified loans (includes nonaccrual, renegotiated, past due 90 days, and other problem loans)	$317,572	$249,708	$334,785
Other classified assets (2)	2,550	3,149	2,820
Criticized loans	220,455	154,891	238,752
Total criticized and classified assets	$540,577	$407,748	$576,357
Asset Quality Ratios:
Non-performing loans/total loans (3) (4)	1.34%	1.38%	1.43%
Under-performing assets/total loans and other real estate owned (3)	1.37	1.43	1.47
Under-performing assets/total assets	0.82	0.92	0.91
Allowance for loan losses/under-performing assets (5)	34.18	33.22	30.91
Allowance for loan losses/nonaccrual loans (1)	39.53	38.58	35.22
(1)

Includes purchased credit impaired loans of $19.2 million at June 30, 2019, $11.3 million at June 30, 2018, and $20.5 million at December 31, 2018 that are categorized as nonaccrual for credit analysis purposes because the collection of principal or interest is doubtful.  However, these loans are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

(2)	Includes one pooled trust preferred security and one insurance policy at June 30, 2019.
(3)	Loans exclude loans held for sale.
(4)	Non-performing loans include nonaccrual and renegotiated loans.
(5)

Because the acquired loans were recorded at fair value at the date of acquisition, the credit risk is incorporated in the fair value recorded.  No allowance for loan losses is recorded on the acquisition date.

Under-performing assets totaled $164.7 million at June 30, 2019, compared to $161.5 million at June 30, 2018 and $179.4 million at December 31, 2018.  Under-performing assets as a percentage of total loans and other real estate owned at June 30, 2019 were 1.37%, a decrease of 6 basis points from 1.43% at June 30, 2018 and a decrease of 10 basis points from 1.47% at December 31, 2018.

Nonaccrual loans increased from June 30, 2018 primarily due to an increase in residential real estate nonaccrual loans.  Nonaccrual loans at June 30, 2019 include $17.8 million of loans related to the Klein acquisition.  As a percentage of nonaccrual loans, the allowance for loan losses was 39.53% at June 30, 2019, compared to 38.58% at June 30, 2018 and 35.22% at December 31, 2018.  PCI loans that were included in the nonaccrual category for credit analysis purposes because the collection of principal or interest is doubtful totaled $19.2 million at June 30, 2019, compared to $11.3 million at June 30, 2018 and $20.5 million at December 31, 2018. However, they are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

Total criticized and classified assets were $540.6 million at June 30, 2019, an increase of $132.8 million from June 30, 2018, and a decrease of $35.8 million from December 31, 2018. Other classified assets include investment securities that fell below investment grade rating totaling $2.6 million at June 30, 2019, compared to $3.1 million at June 30, 2018 and $2.8 million at December 31, 2018.

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

At June 30, 2019, our TDRs consisted of $18.9 million of commercial loans, $19.3 million of commercial real estate loans, $3.1 million of residential loans, and $2.5 million of consumer loans totaling $43.8 million.  TDRs included with nonaccrual loans totaled $24.7 million at June 30, 2019.  At December 31, 2018, our TDRs consisted of $10.3 million of commercial loans, $27.6 million of commercial real estate loans, $3.4 million of residential loans, and $2.4 million of consumer loans totaling $43.7 million.  TDRs included with nonaccrual loans totaled $26.3 million at December 31, 2018.

Old National has allocated specific reserves to customers whose loan terms have been modified in TDRs totaling $6.5 million at June 30, 2019 and $3.0 million of December 31, 2018.  At June 30, 2019, Old National had committed to lend an additional $6.2 million to customers with outstanding loans that are classified as TDRs.

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

PCI loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition.  If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually.  If the PCI loan is being accounted for as part of a pool, it will not be removed from the pool.  At June 30, 2019, it has not been necessary to remove any loans from PCI accounting.

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

Allowance for Loan Losses and Reserve for Unfunded Commitments

Loan charge-offs, net of recoveries, totaled $0.3 million for the three months ended June 30, 2019, compared to $(0.8) million for the three months ended June 30, 2018.  Annualized, net charge-offs (recoveries) to average loans were 0.01% for the three months ended June 30, 2019 compared to (0.03)% for the three months ended June 30, 2018.  Loan charge-offs, net of recoveries, totaled $1.2 million for the six months ended June 30, 2019, compared to $(0.5) million for the six months ended June 30, 2018.  Annualized, net charge-offs (recoveries) to average loans were 0.02% for the six months ended June 30, 2019 compared to (0.01)% for the six months ended June 30, 2018.  Management will continue its efforts to reduce the level of non-performing loans and may consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for loan losses.

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

At June 30, 2019, the allowance for loan losses was $56.3 million, an increase of $2.6 million compared to $53.7 million at June 30, 2018, and an increase of $0.8 million compared to $55.5 million at December 31, 2018. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense.

As a percentage of total loans excluding loans held for sale, the allowance was 0.47% at June 30, 2019, compared to 0.48% at June 30, 2018 and 0.45% at December 31, 2018.

The following table provides additional details of the components of the allowance for loan losses, including ASC 450, Contingencies, for loans collectively evaluated for impairment, ASC 310-10, Receivables, for loans individually evaluated for impairment, and ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, for loans acquired with deteriorated credit quality:

	Collectively	Individually	Acquired with
	Evaluated for	Evaluated for	Deteriorated
(dollars in thousands)	Impairment	Impairment	Credit Quality	Total
Originated loans	$9,082,480	$75,181	$—	$9,157,661
Acquired loans	2,895,238	31,819	62,328	2,989,385
Total loans	$11,977,718	$107,000	$62,328	$12,147,046
Remaining purchase discount	(75,546)	(3,236)	(21,686)	(100,468)
Loans, net of discount	$11,902,172	$103,764	$40,642	$12,046,578

Allowance, January 1, 2019	$40,642	$14,341	$478	$55,461
Charge-offs	(4,404)	(1,328)	(37)	(5,769)
Recoveries	2,064	2,423	67	4,554
Provision expense	5,824	(3,617)	(161)	2,046
Allowance, June 30, 2019	$44,126	$11,819	$347	$56,292

We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements.  The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment.  The reserve for unfunded loan commitments is classified as a liability account on the balance sheet and totaled $2.1 million at June 30, 2019, compared to $2.5 million at December 31, 2018.

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

The following table illustrates our projected net interest income sensitivity over a two year cumulative horizon based on the asset/liability model at June 30, 2019 and 2018:

	Immediate
	Rate Decrease		Immediate Rate Increase
	-50		+100	+200	+300
(dollars in thousands)	Basis Points	Base	Basis Points	Basis Points	Basis Points
June 30, 2019
Projected interest income:
Money market, other interest earning investments, and investment securities	$312,978	$327,496	$345,783	$360,405	$373,426
Loans	1,061,488	1,120,904	1,240,088	1,353,653	1,466,682
Total interest income	1,374,466	1,448,400	1,585,871	1,714,058	1,840,108
Projected interest expense:
Deposits	107,522	148,369	241,198	334,016	426,834
Borrowings	115,103	129,471	162,572	196,010	229,493
Total interest expense	222,625	277,840	403,770	530,026	656,327
Net interest income	$1,151,841	$1,170,560	$1,182,101	$1,184,032	$1,183,781
Change from base	$(18,719)		$11,541	$13,472	$13,221
% change from base	(1.60)%		0.99%	1.15%	1.13%

June 30, 2018
Projected interest income:
Money market, other interest earning investments, and investment securities	$227,659	$233,393	$245,518	$257,181	$268,650
Loans	939,145	995,782	1,107,966	1,219,560	1,331,076
Total interest income	1,166,804	1,229,175	1,353,484	1,476,741	1,599,726
Projected interest expense:
Deposits	59,512	91,974	170,875	249,772	328,664
Borrowings	102,985	119,546	152,623	185,688	218,770
Total interest expense	162,497	211,520	323,498	435,460	547,434
Net interest income	$1,004,307	$1,017,655	$1,029,986	$1,041,281	$1,052,292
Change from base	$(13,348)		$12,331	$23,626	$34,637
% change from base	(1.31)%		1.21%	2.32%	3.40%

Our asset sensitivity decreased year over year primarily due to changes in our hedging strategies, balance sheet mix, investment duration, and prepayment speed behavior.

A key element in the measurement and modeling of interest rate risk is the re-pricing assumptions of our transaction deposit accounts, which have no contractual maturity dates.  Because the models are driven by expected behavior in various interest rate scenarios and many factors besides market interest rates affect our net interest income, we recognize that model outputs are not guarantees of actual results.  For this reason, we model many different combinations of interest rates and balance sheet assumptions to understand our overall sensitivity to market interest rate changes, including shocks, ramps, yield curve flattening, yield curve steepening, as well as forecasts of likely interest rate scenarios.  At June 30, 2019, our projected net interest income sensitivity based on the asset/liability models we utilize was within the limits of our interest rate risk policy for the scenarios tested.

We use derivative instruments, primarily interest rate swaps, to mitigate interest rate risk, including certain cash flow hedges on variable-rate debt with a notional amount of $475 million at June 30, 2019.  Our derivatives had an estimated fair value gain of $46.0 million at June 30, 2019, compared to an estimated fair value gain of $16.5 million at December 31, 2018.  See Note 20 to the consolidated financial statements for further discussion of derivative financial instruments.

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

A time deposit maturity schedule for Old National Bank is shown in the following table at June 30, 2019.

(dollars in thousands)
Maturity Bucket	Amount	Rate
2019	$1,015,105	1.87%
2020	634,856	1.69
2021	135,568	1.38
2022	62,750	1.45
2023	55,696	1.73
2024 and beyond	39,688	1.81
Total	$1,943,663	1.76%

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

The credit ratings of Old National and Old National Bank at June 30, 2019 are shown in the following table.

Moody's Investor Service
	Long-term	Short-term
Old National	A3	N/A
Old National Bank	Aa3	P-1

Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well.  At June 30, 2019, Old National and its subsidiaries had the following availability of liquid funds and borrowings:

	Parent
(dollars in thousands)	Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$46,760	$254,226
Unencumbered government-issued debt securities	—	1,734,017
Unencumbered investment grade municipal securities	—	601,796
Unencumbered corporate securities	—	144,186
Availability of borrowings:
Amount available from Federal Reserve discount window*	—	377,268
Amount available from Federal Home Loan Bank Indianapolis*	—	339,655
Total available funds	$46,760	$3,451,148
*	Based on collateral pledged

Old National Bancorp has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows, and funds used for acquisitions.  Old National Bancorp can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit, and through the issuance of debt securities.  Additionally, Old National Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt and equity markets.  At June 30, 2019, Old National Bancorp’s other borrowings outstanding were $231.6 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements include commitments to extend credit and financial guarantees.  Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers.  Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $2.982 billion and standby letters of credit of $101.3 million at June 30, 2019.  At June 30, 2019, approximately $2.744 billion of the loan commitments had fixed rates and $238.4 million had floating rates, with the floating rates ranging from 1% to 16%.  At December 31, 2018, loan commitments were $3.566 billion and standby letters of credit were $319.0 million.  The term of these off-balance sheet arrangements is typically one year or less.

Old National is a party in risk participation transactions of interest rate swaps, which had total notional amount of $37.8 million at June 30, 2019.

CONTRACTUAL OBLIGATIONS

The following table presents our significant fixed and determinable contractual obligations at June 30, 2019:

	Payments Due In
	One Year	One to	Three to	Over
(dollars in thousands)	or Less (1)	Three Years	Five Years	Five Years	Total
Deposits without stated maturity	$12,419,438	$—	$—	$—	$12,419,438
IRAs, consumer, and brokered certificates of deposit	1,015,105	770,424	118,446	39,688	1,943,663
Federal funds purchased and interbank borrowings	410,036	—	—	—	410,036
Securities sold under agreements to repurchase	334,540	—	—	—	334,540
FHLB advances	25,480	120,000	157,164	1,427,421	1,730,065
Other borrowings	239	1,023	1,144	249,434	251,840
Fixed interest payments (2)	25,811	97,538	90,229	122,497	336,075
Operating leases	8,668	32,454	23,805	69,003	133,930
Other long-term liabilities (3)	12,830	18,299	462	60	31,651
(1)	For the remaining six months of fiscal 2019.
(2)

Our senior notes, subordinated notes, certain trust preferred securities, and certain FHLB advances have fixed rates ranging from 1.50% to 4.96%.  All of our other long-term debt is at LIBOR based variable rates at June 30, 2019.  The projected variable interest assumes no increase in LIBOR rates from June 30, 2019.

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

In addition, liabilities recorded under FASB ASC 740-10 (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109) are not included in the table because the amount and timing of any cash payments cannot be reasonably estimated.  Further discussion of income taxes and liabilities is included in Note 19 to the consolidated financial statements.

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

The allowance is increased through a provision charged to operating expense.  Uncollectible loans are charged-off through the allowance.  Recoveries of loans previously charged-off are added to the allowance.  A loan is considered impaired when it is probable that contractual interest and principal payments will not be collected either for the amounts or by the dates as scheduled in the loan agreement.  Our policy for recognizing income on impaired loans is to accrue interest unless a loan is placed on nonaccrual status.  A loan is generally placed on nonaccrual status when principal or interest becomes 90 days past due unless it is well secured and in the process of collection, or earlier when concern exists as to the ultimate collectability of principal or interest.  We monitor the quality of our loan portfolio on an on-going basis and use a combination of detailed credit assessments by relationship managers and credit officers, historic loss trends, and economic and business environment factors in determining the allowance for loan losses.  We record provisions for loan losses based on current loans outstanding, grade changes, mix of loans, and expected losses.  A detailed loan loss evaluation on an individual loan basis for our highest risk loans is performed quarterly.  Management follows the progress of the economy and how it might affect our borrowers in both the near and the intermediate term.  We have a formalized and disciplined independent loan review program to evaluate loan administration, credit quality, and compliance with corporate loan standards.  This program includes periodic, regular reviews of problem loan reports, delinquencies and charge-offs.

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

Management’s analysis of probable losses in the portfolio at June 30, 2019 resulted in a range for allowance for loan losses of $17.4 million.  The range pertains to general (FASB ASC 450, Contingencies) reserves for both retail and performing commercial loans.  Specific (FASB ASC 310, Receivables) reserves do not have a range of probable loss.  Due to the risks and uncertainty associated with the economy and our projection of loss rates inherent in the portfolio, we establish a range of probable outcomes (a high-end estimate and a low-end estimate) and evaluate our position within this range.  The potential effect to net income based on our position in the range relative to the high and low endpoints is a decrease of $1.9 million and an increase of $11.2 million, respectively, after taking into account the tax effects.  These sensitivities are hypothetical and may not represent actual results.

Derivative Financial Instruments

•

Description.  As part of our overall interest rate risk management, we use derivative instruments to reduce exposure to changes in interest rates and market prices for financial instruments.  The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of derivative financial instruments and hedged items.  To the extent hedging relationships are found to be effective, changes in fair value of the derivatives are offset by changes in the fair value of the related hedged item or recorded to other comprehensive income.  Management believes hedge effectiveness is evaluated properly in preparation of the financial statements.  All of the derivative financial instruments we use have an active market and indications of fair value can be readily obtained.  We are not using the “short-cut” method of accounting for any fair value derivatives.

•

Judgments and Uncertainties.  The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of derivative financial instruments and hedged items.

•

Effect if Actual Results Differ From Assumptions.  To the extent hedging relationships are found to be effective, changes in fair value of the derivatives are offset by changes in the fair value of the related hedged item or recorded to other comprehensive income.  However, if in the future the derivative financial instruments used by us no longer qualify for hedge accounting treatment, all changes in fair value of the derivative would flow through the consolidated statements of income in other noninterest income, resulting in greater volatility in our earnings.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

04/01/19 - 04/30/19	703	$17.02	—	5,500,000
05/01/19 - 05/31/19	1,081,380	16.49	1,045,905	4,454,095
06/01/19 - 06/30/19	801,618	16.26	801,218	3,652,877
Quarter-to-date 06/30/19	1,883,701	$16.39	1,847,123	3,652,877

In the first quarter of 2019, the Board of Directors approved the repurchase of up to 7.0 million shares of the Company’s stock to be repurchased, as conditions warrant, through January 31, 2020.  During the three months ended June 30, 2019, Old National also repurchased a limited number of shares associated with employee share-based incentive programs.

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

10.1

Form of Employment Agreement for Robert G. Jones (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2011).*

10.2

Amended Employment Agreement for Robert G. Jones (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2019).*

10.3

Employment Agreement dated as of May 2, 2019 between Old National Bancorp and James C. Ryan, III (incorporated by reference to Exhibit 10.3 of Old National’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2019).*

10.4

Employment Agreement dated as of May 2, 2019 between Old National Bancorp and Brendon B. Falconer (incorporated by reference to Exhibit 10.4 of Old National’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2019).*

10.5

Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-226817 filed with the Securities and Exchange Commission on August 13, 2018 and amended on May 20, 2019).

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

101

The following materials from Old National’s Form 10-Q Report for the quarterly period ended June 30, 2019, formatted in iXBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

Date: July 31, 2019