Form 10-Q
period 2019-09-30
OLD NATIONAL BANCORP /IN/
filed 2019-10-30
CIK 707179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.  The registrant has one class of common stock (no par value) with 170,031,000 shares outstanding at September 30, 2019.

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

PCI:  purchased credit impaired

PD:  probability of default

PSA:  prepayment speed assumptions

Renewable Energy:  investment tax credits for solar projects

SEC:  Securities and Exchange Commission

TBA:  to be announced

TDR:  troubled debt restructuring

OLD NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,	September 30,
(dollars and shares in thousands, except per share data)	2019	2018	2018
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$320,822	$284,003	$215,024
Money market and other interest-earning investments	99,428	33,162	71,737
Total cash and cash equivalents	420,250	317,165	286,761
Equity securities	6,562	5,582	5,828
Investment securities - available-for-sale, at fair value:
U.S. Treasury	5,494	5,301	5,237
U.S. government-sponsored entities and agencies	486,104	628,151	611,696
Mortgage-backed securities	3,136,180	2,209,295	1,508,692
States and political subdivisions	969,475	940,429	792,666
Other securities	319,726	340,240	354,165
Total investment securities - available-for-sale	4,916,979	4,123,416	3,272,456
Investment securities - held-to-maturity, at amortized cost (fair value $425,588; $506,103; and $505,566, respectively)	407,281	506,334	512,207
Federal Home Loan Bank/Federal Reserve Bank stock, at cost	164,101	142,980	136,206
Loans held for sale, at fair value	58,285	14,911	21,384
Loans:
Commercial	2,950,559	3,232,970	2,949,277
Commercial real estate	5,112,123	4,958,851	4,481,554
Residential real estate	2,236,623	2,248,404	2,166,203
Consumer credit, net of unearned income	1,718,343	1,803,667	1,695,625
Total loans	12,017,648	12,243,892	11,292,659
Allowance for loan losses	(56,910)	(55,461)	(52,713)
Net loans	11,960,738	12,188,431	11,239,946
Premises and equipment, net	492,065	485,912	450,253
Operating lease right-of-use assets	102,976	—	—
Accrued interest receivable	80,747	89,464	78,493
Goodwill	1,036,994	1,036,258	828,804
Other intangible assets	64,051	77,016	42,134
Company-owned life insurance	447,110	444,224	405,245
Net deferred tax assets	26,523	87,048	94,667
Loan servicing rights	24,623	24,497	24,336
Other assets	229,503	185,197	169,039
Total assets	$20,438,788	$19,728,435	$17,567,759

Liabilities
Deposits:
Noninterest-bearing demand	$3,996,264	$3,965,380	$3,588,370
Interest-bearing:
Checking and NOW	3,936,318	3,788,339	3,011,544
Savings	2,863,718	2,944,092	2,920,712
Money market	1,821,989	1,627,882	1,185,439
Time	1,830,063	2,024,256	1,892,135
Total deposits	14,448,352	14,349,949	12,598,200
Federal funds purchased and interbank borrowings	240,589	270,135	450,031
Securities sold under agreements to repurchase	337,551	362,294	319,831
Federal Home Loan Bank advances	2,001,960	1,613,481	1,554,515
Other borrowings	251,763	247,883	251,662
Operating lease liabilities	107,272	—	—
Accrued expenses and other liabilities	218,771	195,123	172,840
Total liabilities	17,606,258	17,038,865	15,347,079
Shareholders' Equity
Preferred stock, 2,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $1.00 per share stated value, 300,000 shares authorized, 170,031; 175,141; and 152,352 shares issued and outstanding, respectively	170,031	175,141	152,352
Capital surplus	1,948,808	2,031,695	1,645,111
Retained earnings	655,177	527,684	503,147
Accumulated other comprehensive income (loss), net of tax	58,514	(44,950)	(79,930)
Total shareholders' equity	2,832,530	2,689,570	2,220,680
Total liabilities and shareholders' equity	$20,438,788	$19,728,435	$17,567,759

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars and shares in thousands, except per share data)	2019	2018	2019	2018
Interest Income
Loans including fees:
Taxable	$145,417	$125,468	$432,642	$368,467
Nontaxable	3,905	4,075	12,114	11,933
Investment securities:
Taxable	28,884	19,391	86,162	56,562
Nontaxable	7,119	6,295	21,776	19,502
Money market and other interest-earning investments	528	140	1,140	347
Total interest income	185,853	155,369	553,834	456,811
Interest Expense
Deposits	18,707	11,189	53,670	27,583
Federal funds purchased and interbank borrowings	1,484	1,191	5,219	2,855
Securities sold under agreements to repurchase	715	535	2,048	1,328
Federal Home Loan Bank advances	9,123	8,880	29,093	25,484
Other borrowings	2,728	2,732	8,430	8,184
Total interest expense	32,757	24,527	98,460	65,434
Net interest income	153,096	130,842	455,374	391,377
Provision for loan losses	1,437	750	3,483	3,576
Net interest income after provision for loan losses	151,659	130,092	451,891	387,801
Noninterest Income
Wealth management fees	9,160	9,022	27,604	27,794
Service charges on deposit accounts	11,860	11,028	34,201	32,552
Debit card and ATM fees	5,370	4,706	16,292	14,651
Mortgage banking revenue	8,850	4,348	20,996	13,729
Investment product fees	5,244	5,073	16,106	15,170
Capital markets income	4,560	2,700	10,227	4,094
Company-owned life insurance	2,703	2,958	8,602	7,993
Net debt securities gains (losses)	424	135	1,486	2,417
Other income	5,790	5,987	16,077	18,751
Total noninterest income	53,961	45,957	151,591	137,151
Noninterest Expense
Salaries and employee benefits	71,729	63,158	214,478	193,929
Occupancy	11,934	12,578	41,071	38,731
Equipment	3,954	3,652	12,945	10,945
Marketing	4,105	3,406	12,267	11,065
Data processing	8,961	8,628	28,509	26,752
Communication	2,349	2,473	8,252	8,309
Professional fees	5,037	3,235	12,868	8,888
Loan expenses	1,811	1,564	5,380	5,151
FDIC assessment	960	2,722	4,501	8,528
Amortization of intangibles	4,168	3,283	12,965	10,308
Amortization of tax credit investments	1,211	9,233	2,039	21,807
Other expense	6,366	5,444	18,469	22,580
Total noninterest expense	122,585	119,376	373,744	366,993
Income before income taxes	83,035	56,673	229,738	157,959
Income tax expense	13,254	5,325	40,717	14,627
Net income	$69,781	$51,348	$189,021	$143,332
Net income per common share - basic	$0.41	$0.34	$1.10	$0.95
Net income per common share - diluted	0.41	0.34	1.09	0.94
Weighted average number of common shares outstanding - basic	170,746	151,930	172,807	151,844
Weighted average number of common shares outstanding - diluted	171,551	152,784	173,527	152,616
Dividends per common share	$0.13	$0.13	$0.39	$0.39

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2019	2018	2019	2018
Net income	$69,781	$51,348	$189,021	$143,332

Other comprehensive income (loss):

Change in debt securities available-for-sale:
Unrealized holding gains (losses) for the period	19,567	(18,159)	133,081	(51,280)
Reclassification for securities transferred to held-to-maturity	—	—	—	14,007
Reclassification adjustment for securities (gains) losses realized in income	(424)	(135)	(1,486)	(2,417)
Income tax effect	(3,602)	4,188	(30,005)	9,368
Unrealized gains (losses) on available-for-sale debt securities	15,541	(14,106)	101,590	(30,322)

Change in securities held-to-maturity:
Adjustment for securities transferred to available-for-sale	—	—	—	19,412
Adjustment for securities transferred from available-for-sale	—	—	—	(14,007)
Amortization of unrealized losses on securities transferred from available-for-sale	1,384	628	2,405	1,740
Income tax effect	(392)	(146)	(627)	(1,291)
Changes from securities held-to-maturity	992	482	1,778	5,854

Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	(73)	725	479	6,804
Reclassification adjustment for (gains) losses realized in net income	(21)	(226)	(412)	553
Income tax effect	23	(122)	(17)	(1,805)
Changes from cash flow hedges	(71)	377	50	5,552

Defined benefit pension plans:
Amortization of net loss recognized in income	20	27	61	81
Income tax effect	(5)	(7)	(15)	(20)
Changes from defined benefit pension plans	15	20	46	61
Other comprehensive income (loss), net of tax	16,477	(13,227)	103,464	(18,855)
Comprehensive income	$86,258	$38,121	$292,485	$124,477

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

				Accumulated
				Other	Total
	Common	Capital	Retained	Comprehensive	Shareholders'
(dollars in thousands, except per share data)	Stock	Surplus	Earnings	Income (Loss)	Equity
Balance, December 31, 2017	$152,040	$1,639,499	$413,130	$(50,272)	$2,154,397
Cumulative effect of change in accounting principles	—	—	(4,127)	(52)	(4,179)
Balance, January 1, 2018	152,040	1,639,499	409,003	(50,324)	2,150,218
Reclassification of certain tax effects related to the Tax Cuts and Jobs Act of 2017	—	—	10,751	(10,751)	—
Net income	—	—	47,983	—	47,983
Other comprehensive income (loss)	—	—	—	(451)	(451)
Dividends - common stock ($0.13 per share)	—	—	(19,782)	—	(19,782)
Common stock issued	6	99	—	—	105
Common stock repurchased	(64)	(1,051)	—	—	(1,115)
Share-based compensation expense	—	1,931	—	—	1,931
Stock activity under incentive compensation plans	190	298	(259)	—	229
Balance, March 31, 2018	152,172	1,640,776	447,696	(61,526)	2,179,118
Net income	—	—	44,001	—	44,001
Other comprehensive income (loss)	—	—	—	(5,177)	(5,177)
Dividends - common stock ($0.13 per share)	—	—	(19,806)	—	(19,806)
Common stock issued	8	109	—	—	117
Common stock repurchased	(36)	(598)	—	—	(634)
Share-based compensation expense	—	1,675	—	—	1,675
Stock activity under incentive compensation plans	207	828	(114)	—	921
Balance, June 30, 2018	152,351	1,642,790	471,777	(66,703)	2,200,215
Net income	—	—	51,348	—	51,348
Other comprehensive income (loss)	—	—	—	(13,227)	(13,227)
Dividends - common stock ($0.13 per share)	—	—	(19,806)	—	(19,806)
Common stock issued	8	141	—	—	149
Common stock repurchased	(2)	(25)	—	—	(27)
Share-based compensation expense	—	2,023	—	—	2,023
Stock activity under incentive compensation plans	(5)	182	(172)	—	5
Balance, September 30, 2018	$152,352	$1,645,111	$503,147	$(79,930)	$2,220,680

Balance, December 31, 2018	$175,141	$2,031,695	$527,684	$(44,950)	$2,689,570
Cumulative effect of change in accounting principles (Note 2)	—	—	6,322	—	6,322
Balance, January 1, 2019	175,141	2,031,695	534,006	(44,950)	2,695,892
Net income	—	—	56,276	—	56,276
Other comprehensive income (loss)	—	—	—	47,570	47,570
Dividends - common stock ($0.13 per share)	—	—	(22,812)	—	(22,812)
Common stock issued	9	121	—	—	130
Common stock repurchased	(1,655)	(25,642)	—	—	(27,297)
Share-based compensation expense	—	1,800	—	—	1,800
Stock activity under incentive compensation plans	484	(12)	(159)	—	313
Balance, March 31, 2019	173,979	2,007,962	567,311	2,620	2,751,872
Net income	—	—	62,964	—	62,964
Other comprehensive income (loss)	—	—	—	39,417	39,417
Dividends - common stock ($0.13 per share)	—	—	(22,476)	—	(22,476)
Common stock issued	10	138	—	—	148
Common stock repurchased	(1,884)	(28,961)	—	—	(30,845)
Share-based compensation expense	—	1,946	—	—	1,946
Stock activity under incentive compensation plans	126	120	(133)	—	113
Balance, June 30, 2019	172,231	1,981,205	607,666	42,037	2,803,139
Net income	—	—	69,781	—	69,781
Other comprehensive income (loss)	—	—	—	16,477	16,477
Dividends - common stock ($0.13 per share)	—	—	(22,136)	—	(22,136)
Common stock issued	8	133	—	—	141
Common stock repurchased	(2,206)	(34,866)	—	—	(37,072)
Share-based compensation expense	—	2,200	—	—	2,200
Stock activity under incentive compensation plans	(2)	136	(134)	—	—
Balance, September 30, 2019	$170,031	$1,948,808	$655,177	$58,514	$2,832,530

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2019	2018
Cash Flows From Operating Activities
Net income	$189,021	$143,332
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	19,980	17,666
Amortization of other intangible assets	12,965	10,308
Amortization of tax credit investments	2,039	21,807
Net premium amortization on investment securities	13,199	11,290
Accretion income related to acquired loans	(33,465)	(29,525)
Share-based compensation expense	5,946	5,629
Excess tax (benefit) expense on share-based compensation	(1,057)	416
Provision for loan losses	3,483	3,576
Net debt securities (gains) losses	(1,486)	(2,417)
Net (gains) losses on sales of loans and other assets	(3,815)	(215)
Increase in cash surrender value of company-owned life insurance	(8,602)	(7,993)
Residential real estate loans originated for sale	(564,457)	(377,702)
Proceeds from sales of residential real estate loans	528,739	378,849
(Increase) decrease in interest receivable	8,717	5,112
(Increase) decrease in other assets	(1,695)	5,947
Increase (decrease) in accrued expenses and other liabilities	(32,816)	(7,866)
Net cash flows provided by (used in) operating activities	136,696	178,214
Cash Flows From Investing Activities
Purchases of investment securities available-for-sale	(1,713,799)	(446,276)
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	(21,142)	(16,520)
Proceeds from maturities, prepayments, and calls of investment securities available-for-sale	810,397	316,239
Proceeds from sales of investment securities available-for-sale	295,615	136,648
Proceeds from maturities, prepayments, and calls of investment securities held-to-maturity	99,913	49,520
Proceeds from sales of Federal Home Loan Bank/Federal Reserve Bank stock	21	—
Proceeds from sales of equity securities	130	128
Proceeds from sale of student loan portfolio	—	70,674
Loan originations and payments, net	257,675	(211,199)
Proceeds from company-owned life insurance death benefits	5,716	6,501
Proceeds from sales of premises and equipment and other assets	3,038	6,013
Purchases of premises and equipment and other assets	(31,095)	(24,704)
Net cash flows provided by (used in) investing activities	(293,531)	(112,976)
Cash Flows From Financing Activities
Net increase (decrease) in:
Deposits	98,403	(7,703)
Federal funds purchased and interbank borrowings	(29,546)	114,998
Securities sold under agreements to repurchase	(24,743)	(64,979)
Other borrowings	3,744	2,427
Payments for maturities of Federal Home Loan Bank advances	(375,999)	(998,801)
Proceeds from Federal Home Loan Bank advances	750,000	945,000
Cash dividends paid on common stock	(67,424)	(59,394)
Common stock repurchased	(95,214)	(1,776)
Proceeds from exercise of stock options	280	948
Common stock issued	419	371
Net cash flows provided by (used in) financing activities	259,920	(68,909)
Net increase (decrease) in cash and cash equivalents	103,085	(3,671)
Cash and cash equivalents at beginning of period	317,165	290,432
Cash and cash equivalents at end of period	$420,250	$286,761
Supplemental cash flow information:
Total interest paid	$101,224	$65,880
Total taxes paid (net of refunds)	$2,954	$1,681
Investment securities purchased but not settled	$64,924	$2,291
Securities transferred from held-to-maturity to available-for-sale	$—	$447,026
Securities transferred from available-for-sale to held-to-maturity	$—	$323,990
Operating lease right-of-use assets obtained in exchange for lease obligations	$117,853	$—
Finance lease right-of-use assets obtained in exchange for lease obligations	$7,871	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.  Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of September 30, 2019 and 2018, and December 31, 2018, and the results of its operations for the three and nine months ended September 30, 2019 and 2018.  Interim results do not necessarily represent annual results.  These financial statements should be read in conjunction with Old National’s Annual Report for the year ended December 31, 2018.

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

The new ASU adds the OIS rate based on SOFR as a U.S. benchmark interest rate to facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes.  The amendments in this update became effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years and the financial statement impact immediately upon adoption was immaterial.  The future financial statement impact will depend on any new contracts entered into using new benchmark rates, as well as any existing contracts that get migrated from LIBOR to new benchmark interest rates.  The Company has formed a working group who is developing a transition plan for all exposed contracts migrating from LIBOR to SOFR.  The Company has identified contracts that reflect exposure associated with LIBOR-indexed financial instruments that mature beyond 2021 in an aggregate notional amount of $4.8 billion.  Additionally, the working group is monitoring industry specific transition guidance around a LIBOR contract’s “fallback” language with the industry goal to minimize or eliminate value transfers resulting from the transition.  The associated risks identified include dependence on third parties for critical decisions regarding SOFR index calculations, spread adjustments, term rate development, and product development, which may impact the bank’s ability to establish more detailed timelines for action.

Codification Updates to SEC Sections – In July 2019, the FASB issued ASU No. 2019-07, Codification Updates to SEC Sections, which amends certain SEC sections or paragraphs within the Accounting Standards Codification to reflect changes in SEC Final Rule Releases No. 33-10532, “Disclosure Update and Simplification,” and 33-10231 and 33-10442, “Investment Company Reporting Modernization.” Other revisions in ASU No. 2019-07 update language in the codification to match the electronic Code of Federal Regulations.  The amendments became effective upon addition to the FASB Codification and there is no impact on the consolidated financial statements.

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

As previously disclosed, Old National formed a cross functional committee to oversee the adoption of the ASU at the effective date. A working group was also formed and has developed a project plan focused on understanding the ASU, researching issues, identifying data needs for modeling inputs, technology requirements, modeling considerations, and ensuring overarching governance has been achieved for each objective and milestone.  Currently, the working group has identified seven distinct loan portfolios for which a model has been developed. For all seven loan portfolios, the data sets have been identified, populated, and internally validated.  Old National has completed data and model validation testing.  During the remainder of 2019, the project plan is targeting multiple parallel processing of our existing allowance for loan losses model compared to the CECL model, as well as model sensitivity analysis, determination of qualitative adjustments, supporting analytics, and execution of the governance and approval process.

Currently, our measurements for estimating the current expected life-time credit losses for loans and debt securities (as well as certain beneficial interests classified as held-to-maturity) includes the following major items:

•	Initial forecast – using a period of one year for all portfolio segments and off-balance-sheet credit exposures, using forward-looking economic scenarios of expected losses.
•

Historical loss forecast – for a period incorporating the remaining contractual life, adjusted for prepayments, and the changes in various economic variables during representative historical and recessionary periods.

•	Reversion period – using two years, which links the initial loss forecast to the historical loss forecast based on economic conditions at the measurement date.
•	Discounted cash flow (“DCF”) aggregator – using the items above to estimate the life-time credit losses for all portfolios and losses for loans modified as a TDR.

During the remainder of 2019, Old National will continue researching and resolving interpretive accounting issues in the ASU, evaluating and refining processes and related controls, finalizing various related accounting policies, and reporting disclosures.

As of the beginning of the first reporting period in which the new standard is effective, Old National expects to recognize a one-time cumulative effect adjustment increasing the allowance for loan losses, since the ASU covers credit losses over the expected life of a loan as well as considering future changes in macroeconomic conditions.  Old National currently estimates an increase to the allowance for credit losses of approximately $35 million to $45 million upon adoption, which includes a range of $3 million to $8 million for off-balance sheet exposures.  At this point in time, the vast majority of this increase is related to the acquired loan portfolio.  Under the current accounting guidance, any remaining unamortized loan discount on an individual loan can be used to offset a charge-off for that loan, so the allowance for loan losses needed for the acquired loans is reduced by the remaining loan discounts.  The new accounting under the ASU removes the ability to offset a charge-off against the remaining loan discount and requires an allowance for credit losses to be recognized in addition to the loan discount.  The ultimate impact of adopting the ASU will be highly dependent on credit quality, macroeconomic forecasts and conditions, composition of our loans and securities portfolios, and other management judgements at the time of adoption. The transition adjustment to record the allowance for credit losses may fall outside of management’s estimated increase based on material changes in these dependencies, specifically the macroeconomic forecast and conditions, used in calculating the allowance for credit losses upon the adoption of CECL.

Old National does not expect a material allowance for credit losses to be recorded on held-to-maturity securities under the CECL credit impairment model, as the composition of these securities are government agency-backed securities for which the risk the risk of loss is minimal.  Additionally, Old National does not expect a material allowance for credit losses to be recorded on its available-for-sale debt securities under the available-for-sale debt security impairment model, as the majority of these securities are government agency-backed securities for which the risk of loss is minimal.

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

Pursuant to the merger agreement, each holder of Klein common stock received 7.92 shares of Old National Common Stock per share of Klein common stock such holder owned.  The total fair value of consideration for Klein was $406.5 million, consisting of 22.8 million shares of Old National Common Stock valued at $406.5 million.  Through September 30, 2019, transaction and integration costs of $20.1 million associated with this acquisition have been expensed and remaining integration costs will be expensed as incurred.

During the three months ended September 30, 2019, immaterial adjustments were made to the provisional valuation of assets acquired and liabilities assumed as Old National finalized the valuation.  These adjustments affected goodwill, premises and equipment, and net deferred tax assets.  A summary of the fair values of the acquired assets, liabilities assumed, and resulting goodwill follows (in thousands):

Cash and cash equivalents	$60,759
Investment securities	697,951
FHLB/Federal Reserve Bank stock	2,637
Loans held for sale	3,371
Loans	1,049,073
Premises and equipment	32,408
Accrued interest receivable	7,896
Company-owned life insurance	36,380
Net deferred tax assets	6,746
Other real estate owned	954
Other assets	10,299
Deposits	(1,713,086)
Securities sold under agreements to repurchase	(19,481)
Accrued expenses and other liabilities	(17,506)
Net tangible assets acquired	158,401
Definite-lived intangible assets acquired	39,017
Loan servicing rights	285
Goodwill	208,771
Total consideration	$406,474

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

The following table reconciles basic and diluted net income per share for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
(dollars and shares in thousands,	September 30,		September 30,
except per share data)	2019	2018	2019	2018
Basic Net Income Per Share
Net income	$69,781	$51,348	$189,021	$143,332

Weighted average common shares outstanding	170,746	151,930	172,807	151,844

Basic Net Income Per Share	$0.41	$0.34	$1.10	$0.95

Diluted Net Income Per Share
Net income	$69,781	$51,348	$189,021	$143,332

Weighted average common shares outstanding	170,746	151,930	172,807	151,844
Effect of dilutive securities:
Restricted stock	761	790	672	701
Stock options (1)	44	64	48	71
Weighted average shares outstanding	171,551	152,784	173,527	152,616

Diluted Net Income Per Share	$0.41	$0.34	$1.09	$0.94

(1)

Options to purchase 14 thousand shares outstanding at September 30, 2019 and 2018 were not included in the computation of net income per diluted share for the three and nine months ended September 30, 2019 and 2018 because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 5 – INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at September 30, 2019 and December 31, 2018 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2019
Available-for-Sale
U.S. Treasury	$5,363	$133	$(2)	$5,494
U.S. government-sponsored entities and agencies	484,226	1,913	(35)	486,104
Mortgage-backed securities - Agency	3,092,991	49,135	(5,946)	3,136,180
States and political subdivisions	932,589	37,226	(340)	969,475
Pooled trust preferred securities	13,825	—	(6,130)	7,695
Other securities	305,591	7,560	(1,120)	312,031
Total available-for-sale securities	$4,834,585	$95,967	$(13,573)	$4,916,979

Held-to-Maturity
U.S. government-sponsored entities and agencies	$33,321	$1,125	$—	$34,446
Mortgage-backed securities - Agency	112,187	3,580	—	115,767
States and political subdivisions	261,773	13,602	—	275,375
Total held-to-maturity securities	$407,281	$18,307	$—	$425,588

December 31, 2018
Available-for-Sale
U.S. Treasury	$5,332	$—	$(31)	$5,301
U.S. government-sponsored entities and agencies	639,458	35	(11,342)	628,151
Mortgage-backed securities - Agency	2,243,774	9,738	(44,217)	2,209,295
States and political subdivisions	932,757	11,113	(3,441)	940,429
Pooled trust preferred securities	13,861	—	(5,366)	8,495
Other securities	337,435	486	(6,176)	331,745
Total available-for-sale securities	$4,172,617	$21,372	$(70,573)	$4,123,416

Held-to-Maturity
U.S. government-sponsored entities and agencies	$73,986	$—	$(1,627)	$72,359
Mortgage-backed securities - Agency	127,120	39	(2,750)	124,409
States and political subdivisions	305,228	6,208	(2,101)	309,335
Total held-to-maturity securities	$506,334	$6,247	$(6,478)	$506,103

Proceeds from sales or calls of available-for-sale investment securities and the resulting realized gains and realized losses were as follows for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2019	2018	2019	2018
Proceeds from sales of available-for-sale debt securities	$27,983	$5,327	$295,615	$136,648
Proceeds from calls of available-for-sale debt securities	316,361	2,938	378,476	31,585
Total	$344,344	$8,265	$674,091	$168,233

Realized gains on sales of available-for-sale debt securities	$340	$—	$3,443	$3,259
Realized gains on calls of available-for-sale debt securities	86	—	89	284
Realized losses on sales of available-for-sale debt securities	(2)	(74)	(2,017)	(1,379)
Realized losses on calls of available-for-sale debt securities	—	(7)	(29)	(60)
Other securities gains (losses) (1)	—	216	—	313
Net debt securities gains (losses)	$424	$135	$1,486	$2,417
(1)

For the three and nine months ended September 30, 2018, other securities gains (losses) included realized gains and losses of equity securities previously classified as trading securities.  For the three and nine months ended September 30, 2019, gains (losses) on equity securities are included in other income.

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

	At September 30, 2019
(dollars in thousands)			Weighted
	Amortized	Fair	Average
Maturity	Cost	Value	Yield
Available-for-Sale
Within one year	$155,063	$154,941	2.47%
One to five years	2,900,031	2,941,365	2.78
Five to ten years	767,785	787,301	3.17
Beyond ten years	1,011,706	1,033,372	3.23
Total	$4,834,585	$4,916,979	2.93%

Held-to-Maturity
Within one year	$3,621	$3,644	3.66%
One to five years	108,113	111,340	3.28
Five to ten years	106,591	111,513	3.96
Beyond ten years	188,956	199,091	4.22
Total	$407,281	$425,588	3.90%

The following table summarizes the available-for-sale investment securities with unrealized losses at September 30, 2019 and December 31, 2018 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
September 30, 2019
Available-for-Sale
U.S. Treasury	$—	$—	$1,494	$(2)	$1,494	$(2)
U.S. government-sponsored entities and agencies	50,979	(20)	5,322	(15)	56,301	(35)
Mortgage-backed securities - Agency	484,912	(2,806)	295,934	(3,140)	780,846	(5,946)
States and political subdivisions	66,516	(278)	8,192	(62)	74,708	(340)
Pooled trust preferred securities	—	—	7,695	(6,130)	7,695	(6,130)
Other securities	21,626	(25)	95,483	(1,095)	117,109	(1,120)
Total available-for-sale	$624,033	$(3,129)	$414,120	$(10,444)	$1,038,153	$(13,573)

December 31, 2018
Available-for-Sale
U.S. Treasury	$3,829	$(12)	$1,472	$(19)	$5,301	$(31)
U.S. government-sponsored entities and agencies	54,701	(594)	519,911	(10,748)	574,612	(11,342)
Mortgage-backed securities - Agency	82,289	(742)	1,172,984	(43,475)	1,255,273	(44,217)
States and political subdivisions	99,162	(1,340)	151,097	(2,101)	250,259	(3,441)
Pooled trust preferred securities	—	—	8,495	(5,366)	8,495	(5,366)
Other securities	94,607	(1,965)	143,842	(4,211)	238,449	(6,176)
Total available-for-sale	$334,588	$(4,653)	$1,997,801	$(65,920)	$2,332,389	$(70,573)

The following table summarizes the held-to-maturity investment securities with unrecognized losses at September 30, 2019 and December 31, 2018 by aggregated major security type and length of time in a continuous unrecognized loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
September 30, 2019
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

The unrecognized losses on held-to-maturity investment securities presented in the table above include unrecognized losses on securities that were transferred from available-for-sale to held-to-maturity totaling $10.7 million at December 31, 2018.  All transferred held-to-maturity investment securities were in an unrealized gain position at September 30, 2019.  The remaining unamortized loss on securities transferred from available-for-sale to held-to-maturity totaled $9.4 million at September 30, 2019.

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

There was no OTTI recorded during the nine months ended September 30, 2019 or 2018.

At September 30, 2019, Old National’s securities portfolio consisted of 1,937 securities, 256 of which were in an unrealized loss position.  The unrealized losses attributable to our U.S. Treasury, U.S. government-sponsored entities and agencies, agency mortgage-backed securities, states and political subdivisions, and other securities are the result of fluctuations in interest rates.  Our pooled trust preferred securities are discussed below.  At September 30, 2019, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.

Pooled Trust Preferred Securities

At September 30, 2019, our securities portfolio contained two pooled trust preferred securities with a fair value of $7.7 million and unrealized losses of $6.1 million.  These securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows.  For the nine months ended September 30, 2019 and 2018, our analysis indicated no OTTI on these securities.

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

Trust preferred securities								Actual	Expected	Excess
September 30, 2019								Deferrals	Defaults as	Subordination
(dollars in thousands)							# of Issuers	and Defaults	a % of	as a % of
		Lowest			Unrealized	Realized	Currently	as a % of	Remaining	Current
		Credit	Amortized	Fair	Gain/	Losses	Performing/	Original	Performing	Performing
	Class	Rating (1)	Cost	Value	(Loss)	2019	Remaining	Collateral	Collateral	Collateral
Pooled trust preferred securities:
Pretsl XXVII LTD	B	B	$4,303	$2,135	$(2,168)	$—	32/41	14.6%	11.3%	26.7%
Trapeza Ser 13A	A2A	BBB	9,522	5,560	(3,962)	—	42/47	4.5%	6.7%	49.6%
			13,825	7,695	(6,130)	—
Single Issuer trust preferred securities:
JP Morgan Chase & Co		BBB-	4,795	4,325	(470)	—

Total			$18,620	$12,020	$(6,600)	$—

(1)Lowest rating for the security provided by any nationally recognized credit rating agency.

Equity Securities

Equity securities are recorded at fair value and totaled $6.6 million at September 30, 2019 and $5.6 million at December 31, 2018.  There were gains on equity securities of $0.2 million during the three months ended September

30, 2019 and $0.4 million during the nine months ended September 30, 2019, compared to gains of $0.2 million during the three months ended September 30, 2018 and $0.3 million during the nine months ended September 30, 2018.  Old National also has equity securities without readily determinable fair values that are included in other assets that totaled $93.3 million at September 30, 2019 and $79.2 million at December 31, 2018.  These are illiquid investments that consist of partnerships, limited liability companies, and other ownership interests that support affordable housing, economic development, and community revitalization initiatives in low-to-moderate income neighborhoods.  There have been no impairments or downward adjustments on these securities in the nine months ended September 30, 2019 or 2018.

NOTE 6 – LOANS HELD FOR SALE

Mortgage loans held for immediate sale in the secondary market were $58.3 million at September 30, 2019, compared to $14.9 million at December 31, 2018.  Residential loans that Old National has originated with the intent to sell are recorded at fair value.  Conventional mortgage production is sold on a servicing retained basis.  Certain loans, such as government guaranteed mortgage loans are sold on servicing released basis.

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

The composition of loans by lending classification was as follows:

	September 30,	December 31,
(dollars in thousands)	2019	2018
Commercial (1)	$2,950,559	$3,232,970
Commercial real estate:
Construction	592,348	504,625
Other	4,519,775	4,454,226
Residential real estate	2,236,623	2,248,404
Consumer credit:
Home equity	555,905	589,322
Auto	1,005,535	1,059,633
Other	156,903	154,712
Total loans	12,017,648	12,243,892
Allowance for loan losses	(56,910)	(55,461)
Net loans	$11,960,738	$12,188,431

(1)	Includes direct finance leases of $50.0 million at September 30, 2019 and $60.0 million at December 31, 2018.

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

At 189%, Old National Bank’s commercial real estate loans as a percentage of its risk-based capital remained well below the regulatory guideline limit of 300% at September 30, 2019.

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

Old National’s activity in the allowance for loan losses for the three and nine months ended September 30, 2019 and 2018 was as follows:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Residential	Consumer	Total
Three Months Ended September 30, 2019
Balance at beginning of period	$22,548	$23,311	$2,269	$8,164	$56,292
Charge-offs	(420)	(191)	(384)	(1,721)	(2,716)
Recoveries	374	669	26	828	1,897
Provision	(373)	465	452	893	1,437
Balance at end of period	$22,129	$24,254	$2,363	$8,164	$56,910

Three Months Ended September 30, 2018
Balance at beginning of period	$21,387	$22,498	$1,867	$7,908	$53,660
Charge-offs	(1,662)	(241)	(284)	(2,074)	(4,261)
Recoveries	467	944	45	1,108	2,564
Provision	(473)	(309)	292	1,240	750
Balance at end of period	$19,719	$22,892	$1,920	$8,182	$52,713

Nine Months Ended September 30, 2019
Balance at beginning of period	$21,742	$23,470	$2,277	$7,972	$55,461
Charge-offs	(1,184)	(815)	(702)	(5,784)	(8,485)
Recoveries	1,083	2,444	107	2,817	6,451
Provision	488	(845)	681	3,159	3,483
Balance at end of period	$22,129	$24,254	$2,363	$8,164	$56,910

Nine Months Ended September 30, 2018
Balance at beginning of period	$19,246	$21,436	$1,763	$7,936	$50,381
Charge-offs	(2,378)	(675)	(941)	(6,006)	(10,000)
Recoveries	1,227	2,011	1,890	3,628	8,756
Provision	1,624	120	(792)	2,624	3,576
Balance at end of period	$19,719	$22,892	$1,920	$8,182	$52,713

The following table presents Old National’s recorded investment in loans by portfolio segment at September 30, 2019 and December 31, 2018 and other information regarding the allowance:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Residential	Consumer	Total
September 30, 2019
Allowance for loan losses:
Individually evaluated for impairment	$7,855	$4,485	$—	$—	$12,340
Collectively evaluated for impairment	14,273	19,621	2,363	7,968	44,225
Loans acquired with deteriorated credit quality	1	148	—	196	345
Total allowance for loan losses	$22,129	$24,254	$2,363	$8,164	$56,910
Loans and leases outstanding:
Individually evaluated for impairment	$40,270	$73,627	$—	$—	$113,897
Collectively evaluated for impairment	2,904,851	5,016,357	2,228,965	1,715,701	11,865,874
Loans acquired with deteriorated credit quality	5,438	22,139	7,658	2,642	37,877
Total loans and leases outstanding	$2,950,559	$5,112,123	$2,236,623	$1,718,343	$12,017,648

December 31, 2018
Allowance for loan losses:
Individually evaluated for impairment	$6,035	$8,306	$—	$—	$14,341
Collectively evaluated for impairment	15,700	14,845	2,276	7,821	40,642
Loans acquired with deteriorated credit quality	7	319	1	151	478
Total allowance for loan losses	$21,742	$23,470	$2,277	$7,972	$55,461
Loans and leases outstanding:
Individually evaluated for impairment	$35,410	$83,104	$—	$—	$118,514
Collectively evaluated for impairment	3,191,367	4,850,356	2,239,147	1,800,115	12,080,985
Loans acquired with deteriorated credit quality	6,193	25,391	9,257	3,552	44,393
Total loans and leases outstanding	$3,232,970	$4,958,851	$2,248,404	$1,803,667	$12,243,892

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

Pass rated loans are those loans that are other than criticized, classified – substandard, classified – nonaccrual, or classified – doubtful.

The risk category of commercial and commercial real estate loans by class of loans at September 30, 2019 and December 31, 2018 was as follows:

(dollars in thousands)			Commercial		Commercial
			Real Estate -		Real Estate -
Corporate Credit Exposure	Commercial		Construction		Other
Credit Risk Profile by	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
Internally Assigned Grade	2019	2018	2019	2018	2019	2018
Grade:
Pass	$2,773,941	$3,029,130	$553,854	$460,158	$4,251,014	$4,167,902
Criticized	89,079	98,798	24,839	29,368	119,601	110,586
Classified - substandard	49,659	66,394	—	1,275	92,372	102,961
Classified - nonaccrual	30,067	29,003	13,655	13,824	37,972	37,441
Classified - doubtful	7,813	9,645	—	—	18,816	35,336
Total	$2,950,559	$3,232,970	$592,348	$504,625	$4,519,775	$4,454,226

Old National considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential and consumer loan classes, Old National also evaluates credit quality based on the aging status of the loan and by payment activity.  The following table presents the recorded investment in residential and consumer loans based on payment activity at September 30, 2019 and December 31, 2018:

		Consumer
		Home
(dollars in thousands)	Residential	Equity	Auto	Other
September 30, 2019
Performing	$2,215,864	$551,129	$1,002,091	$155,707
Nonperforming	20,759	4,776	3,444	1,196
Total	$2,236,623	$555,905	$1,005,535	$156,903

December 31, 2018
Performing	$2,223,450	$586,235	$1,057,038	$153,113
Nonperforming	24,954	3,087	2,595	1,599
Total	$2,248,404	$589,322	$1,059,633	$154,712

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

The following table shows Old National’s impaired loans at September 30, 2019 and December 31, 2018, respectively.  Only purchased loans that have experienced subsequent impairment since the date acquired (excluding loans acquired with deteriorated credit quality) are included in the table below.

		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
September 30, 2019
With no related allowance recorded:
Commercial	$19,154	$19,462	$—
Commercial Real Estate - Construction	10,890	10,890	—
Commercial Real Estate - Other	38,517	39,942	—
Residential	1,783	1,803	—
Consumer	1,137	1,303	—
With an allowance recorded:
Commercial	21,116	21,169	7,855
Commercial Real Estate - Construction	2,764	2,764	1,183
Commercial Real Estate - Other	21,456	21,456	3,302
Residential	990	990	39
Consumer	1,065	1,065	53
Total	$118,872	$120,844	$12,432

December 31, 2018
With no related allowance recorded:
Commercial	$22,031	$22,292	$—
Commercial Real Estate - Other	41,126	41,914	—
Residential	2,276	2,296	—
Consumer	362	535	—
With an allowance recorded:
Commercial	13,379	13,432	6,035
Commercial Real Estate - Construction	13,824	13,824	1,830
Commercial Real Estate - Other	28,154	28,154	6,476
Residential	889	889	44
Consumer	2,013	2,013	101
Total	$124,054	$125,349	$14,486

The average balance of impaired loans during the three and nine months ended September 30, 2019 and 2018 are included in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2019	2018	2019	2018
Average Recorded Investment
With no related allowance recorded:
Commercial	$20,147	$19,960	$20,593	$20,445
Commercial Real Estate - Construction	10,964	—	5,445	—
Commercial Real Estate - Other	34,073	45,302	39,821	42,209
Residential	2,066	2,303	2,145	2,289
Consumer	1,166	1,392	1,096	1,617
With an allowance recorded:
Commercial	19,866	14,771	17,248	10,393
Commercial Real Estate - Construction	2,764	11,307	8,294	7,537
Commercial Real Estate - Other	21,019	24,305	24,806	26,537
Residential	924	863	907	887
Consumer	1,204	1,909	1,260	2,013
Total	$114,193	$122,112	$121,615	$113,927

Old National does not record interest on nonaccrual loans until principal is recovered.  Interest income recognized on impaired loans during the three and nine months ended September 30, 2019 and 2018 was immaterial.

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

Old National’s past due loans at September 30, 2019 and December 31, 2018 were as follows:

			Past Due
			90 Days or
	30-59 Days	60-89 Days	More and		Total
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual (1)	Past Due	Current
September 30, 2019
Commercial	$2,218	$1,181	$100	$37,880	$41,379	$2,909,180
Commercial Real Estate:
Construction	—	300	—	13,655	13,955	578,393
Other	549	90	—	56,788	57,427	4,462,348
Residential	8,620	3,546	64	20,759	32,989	2,203,634
Consumer:
Home equity	1,008	118	233	4,776	6,135	549,770
Auto	6,069	769	190	3,444	10,472	995,063
Other	695	105	116	1,196	2,112	154,791
Total loans	$19,159	$6,109	$703	$138,498	$164,469	$11,853,179

December 31, 2018
Commercial	$3,627	$279	$52	$38,648	$42,606	$3,190,364
Commercial Real Estate:
Construction	—	—	—	13,824	13,824	490,801
Other	1,633	500	40	72,777	74,950	4,379,276
Residential	25,947	3,437	258	24,954	54,596	2,193,808
Consumer:
Home equity	1,434	960	456	3,087	5,937	583,385
Auto	7,091	1,903	377	2,595	11,966	1,047,667
Other	711	210	170	1,599	2,690	152,022
Total loans	$40,443	$7,289	$1,353	$157,484	$206,569	$12,037,323

(1)

Includes purchased credit impaired loans of $11.0 million at September 30, 2019 and $20.5 million at December 31, 2018 that are categorized as nonaccrual for credit analysis purposes because the collection of principal or interest is doubtful.  However, these loans are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

Loan Participations

Old National has loan participations, which qualify as participating interests, with other financial institutions.  At September 30, 2019, these loans totaled $891.9 million, of which $416.0 million had been sold to other financial institutions and $475.9 million was retained by Old National.  The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.

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

When a residential or consumer loan is identified as a TDR, the loan is typically written down to its collateral value less selling costs.

The following table presents activity in TDRs for the three and nine months ended September 30, 2019 and 2018:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Residential	Consumer	Total
Three Months Ended September 30, 2019
Balance at beginning of period	$18,872	$19,363	$3,080	$2,516	$43,831
(Charge-offs)/recoveries	12	13	—	7	32
(Payments)/disbursements	(2,303)	(1,057)	(865)	(322)	(4,547)
Additions	530	—	557	—	1,087
Balance at end of period	$17,111	$18,319	$2,772	$2,201	$40,403

Three Months Ended September 30, 2018
Balance at beginning of period	$9,043	$34,927	$3,771	$3,398	$51,139
(Charge-offs)/recoveries	(7)	753	—	3	749
(Payments)/disbursements	453	(6,601)	(75)	(200)	(6,423)
Additions	1,954	—	—	—	1,954
Balance at end of period	$11,443	$29,079	$3,696	$3,201	$47,419

Nine Months Ended September 30, 2019
Balance at beginning of period	$10,275	$27,671	$3,390	$2,374	$43,710
(Charge-offs)/recoveries	(89)	(58)	—	8	(139)
(Payments)/disbursements	(3,307)	(19,321)	(1,175)	(497)	(24,300)
Additions	10,232	10,027	557	316	21,132
Balance at end of period	$17,111	$18,319	$2,772	$2,201	$40,403

Nine Months Ended September 30, 2018
Balance at beginning of period	$12,088	$34,705	$3,315	$3,895	$54,003
(Charge-offs)/recoveries	(158)	731	23	(19)	577
(Payments)/disbursements	(3,525)	(7,570)	(144)	(1,107)	(12,346)
Additions	3,038	1,213	502	432	5,185
Balance at end of period	$11,443	$29,079	$3,696	$3,201	$47,419

TDRs included with nonaccrual loans totaled $21.8 million at September 30, 2019 and $26.3 million at December 31, 2018.  Old National has allocated specific reserves to customers whose loan terms have been modified in TDRs totaling $6.3 million at September 30, 2019 and $3.0 million at December 31, 2018.  At September 30, 2019, Old National had committed to lend an additional $1.8 million to customers with outstanding loans that are classified as TDRs.

The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the nine months ended September 30, 2019 and 2018 are the same except for when the loan modifications involve the forgiveness of principal.  The following table presents loans by class modified as TDRs that occurred during the nine months ended September 30, 2019 and 2018:

		Pre-modification	Post-modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
(dollars in thousands)	of Loans	Investment	Investment
Nine Months Ended September 30, 2019
TDR:
Commercial	8	$10,232	$10,232
Commercial Real Estate - Other	4	10,027	10,027
Residential	1	557	557
Consumer	1	316	316
Total	14	$21,132	$21,132

Nine Months Ended September 30, 2018
TDR:
Commercial	5	$3,038	$3,038
Commercial Real Estate - Other	2	1,213	1,213
Residential	1	502	502
Consumer	1	432	432
Total	9	$5,185	$5,185

The TDRs that occurred during the nine months ended September 30, 2019 decreased the allowance for loan losses by $0.7 million and resulted in no charge-offs during the nine months ended September 30, 2019.  The TDRs that occurred during the nine months ended September 30, 2018 did not have a material impact on the allowance for loan losses and resulted in no charge-offs during the nine months ended September 30, 2018.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

TDRs for which there was a payment default within twelve months following the modification were insignificant during the nine months ended September 30, 2019 and 2018.

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

PCI loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition.  If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually.  If the PCI loan is being accounted for as part of a pool, it will not be removed from the pool.  As of September 30, 2019, it has not been necessary to remove any loans from PCI accounting.

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

Old National has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans was as follows:

	September 30,	December 31,
(dollars in thousands)	2019	2018
Commercial	$5,438	$6,193
Commercial real estate	22,139	25,391
Residential	7,658	9,257
Consumer	2,642	3,552
Carrying amount	37,877	44,393
Allowance for loan losses	(345)	(478)
Carrying amount, net of allowance	$37,532	$43,915

The outstanding balance of loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties, was $229.8 million at September 30, 2019 and $246.9 million at December 31, 2018.

The accretable difference on PCI loans is the difference between the expected cash flows and the net present value of expected cash flows with such difference accreted into earnings using the effective yield method over the term of the loans.  Accretion recorded as loan interest income totaled $4.8 million during the three months ended September 30, 2019 and $9.0 million during the nine months ended September 30, 2019, compared to $1.9 million during the three months ended September 30, 2018 and $8.9 million during the nine months ended September 30, 2018. Improvement in cash flow expectations has resulted in a reclassification from nonaccretable difference to accretable yield as shown in the table below.

Accretable yield of PCI loans, or income expected to be collected, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2019	2018	2019	2018
Balance at beginning of period	$22,414	$24,249	$25,051	$27,835
Accretion of income	(4,848)	(1,854)	(8,988)	(8,927)
Reclassifications from (to) nonaccretable difference	620	1,599	2,202	5,065
Disposals/other adjustments	118	1	39	22
Balance at end of period	$18,304	$23,995	$18,304	$23,995

Included in Old National’s allowance for loan losses is $0.3 million related to the purchased loans disclosed above at September 30, 2019 and $0.5 million at December 31, 2018.

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

NOTE 8 – OTHER REAL ESTATE OWNED

Other real estate owned is included in other assets.  The following table presents activity in other real estate owned for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2019	2018	2019	2018
Balance at beginning of period	$2,819	$3,729	$3,232	$8,810
Additions	411	474	1,084	1,649
Sales	(271)	(511)	(1,248)	(6,136)
Impairments	(18)	(129)	(127)	(760)
Balance at end of period (1)	$2,941	$3,563	$2,941	$3,563

(1)	Includes repossessed personal property of $0.5 million at September 30, 2019 and $0.3 million at September 30, 2018.

Foreclosed residential real estate property recorded as a result of obtaining physical possession of the property included in the table above totaled $1.0 million at September 30, 2019 and $1.3 million at December 31, 2018.  Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $3.8 million at September 30, 2019 and $4.9 million at December 31, 2018.

NOTE 9 – PREMISES AND EQUIPMENT

The composition of premises and equipment at September 30, 2019 and December 31, 2018 was as follows:

	September 30,	December 31,
(dollars in thousands)	2019	2018
Land	$79,967	$79,231
Buildings	381,028	365,102
Furniture, fixtures, and equipment	107,526	107,862
Leasehold improvements	44,448	42,288
Total	612,969	594,483
Accumulated depreciation	(120,904)	(108,571)
Premises and equipment, net	$492,065	$485,912

Depreciation expense was $6.8 million for the three months ended September 30, 2019 and $20.0 million for the nine months ended September 30, 2019, compared to $5.9 million for the three months ended September 30, 2018 and $17.7 million for the nine months ended September 30, 2018.

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

Old National determines if an arrangement is or contains a lease at contract inception.  Operating leases are included in operating lease right-of-use assets and operating lease liabilities in our consolidated balance sheet at September 30, 2019.  Finance leases are included in premises and equipment and other borrowings in our consolidated balance sheets at September 30, 2019 and 2018, and December 31, 2018.

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

Old National has operating and finance leases for land, office space, banking centers, and equipment.  These leases are generally for periods of 10 to 20 years with various renewal options.  We include certain renewal options in the measurement of our right-of-use assets and lease liabilities if they are reasonably certain to be exercised.  Variable lease payments that are dependent on an index or a rate are initially measured using the index or rate at the commencement date and are included in the measurement of the lease liability. Variable lease payments that are not dependent on an index or a rate are excluded from the measurement of the lease liability and are recognized in profit and loss.  Variable lease payments are defined as payments made for the right to use an asset that vary because of changes in facts or circumstances occurring after the commencement date, other than the passage of time.

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

Old National does not have any material sub-lease agreements.

The components of lease expense were as follows:

	Affected Line	Three Months	Nine Months
	Item in the	Ended	Ended
(dollars in thousands)	Statement of Income	September 30, 2019	September 30, 2019
Operating lease cost	occupancy/equipment expense	$4,280	$12,973
Finance lease cost:
Amortization of right-of-use assets	occupancy expense	166	485
Interest on lease liabilities	interest expense	80	241
Short-term lease cost	occupancy expense	1	2
Sub-lease income	occupancy expense	(193)	(553)
Total		$4,334	$13,148

Lease expense for operating leases was $4.4 million for the three months ended September 30, 2018 and $13.4 million for the nine months ended September 30, 2018.

Supplemental balance sheet information related to leases was as follows:

(dollars in thousands)	September 30, 2019
Operating Leases
Operating lease right-of-use assets	$102,976
Operating lease liabilities	107,272

Finance Leases
Premises and equipment, net	7,337
Other borrowings	7,527

Weighted-Average Remaining Lease Term (in Years)
Operating leases	10.8
Finance leases	11.5

Weighted-Average Discount Rate
Operating leases	3.45%
Finance leases	4.43%

Supplemental cash flow information related to leases was as follows:

Nine Months Ended
(dollars in thousands)	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,201
Operating cash flows from finance leases	241
Financing cash flows from finance leases	344

The following table presents a maturity analysis of the Company’s lease liability by lease classification at September 30, 2019:

	Operating	Finance
(dollars in thousands)	Leases	Leases
2019	$4,314	$200
2020	16,772	803
2021	15,698	809
2022	14,138	815
2023	9,682	830
Thereafter	69,091	6,232
Total undiscounted lease payments	129,695	9,689
Amounts representing interest	(22,423)	(2,162)
Lease liability	$107,272	$7,527

Old National leases certain office space and buildings to unrelated parties in exchange for consideration.  All of these tenant leases are classified as operating leases.  The following table presents a maturity analysis of the Company’s tenant leases at September 30, 2019:

Tenant
(dollars in thousands)	Leases
2019	$588
2020	2,034
2021	1,740
2022	1,431
2023	1,298
Thereafter	3,650
Total undiscounted lease payments	$10,741

NOTE 11 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in the carrying amount of goodwill for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2019	2018	2019	2018
Balance at beginning of period	$1,036,258	$828,804	$1,036,258	$828,051
Acquisition adjustments	736	—	736	753
Balance at end of period	$1,036,994	$828,804	$1,036,994	$828,804

Old National performed the required annual goodwill impairment test as of August 31, 2019 and there was no impairment.  No events or circumstances since the August 31, 2019 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.  See Note 3 to the consolidated financial statements for detail regarding changes in goodwill associated with acquisitions.

The gross carrying amount and accumulated amortization of other intangible assets at September 30, 2019 and December 31, 2018 were as follows:

	Gross	Accumulated	Net
	Carrying	Amortization	Carrying
(dollars in thousands)	Amount	and Impairment	Amount
September 30, 2019
Core deposit	$119,051	$(59,398)	$59,653
Customer trust relationships	16,547	(12,149)	4,398
Total intangible assets	$135,598	$(71,547)	$64,051

December 31, 2018
Core deposit	$129,100	$(57,524)	$71,576
Customer trust relationships	16,547	(11,107)	5,440
Total intangible assets	$145,647	$(68,631)	$77,016

Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years.

Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.  No impairment charges were recorded during the nine months ended September 30, 2019 or 2018.  Total amortization expense associated with intangible assets was $4.2 million for the three months ended September 30, 2019 and $13.0 million for the nine months ended September 30, 2019, compared to $3.3 million for the three months ended September 30, 2018 and $10.3 million for the nine months ended September 30, 2018.

Estimated amortization expense for future years is as follows:

(dollars in thousands)
2019 remaining	$3,945
2020	14,091
2021	11,336
2022	9,014
2023	7,053
Thereafter	18,612
Total	$64,051

NOTE 12 – LOAN SERVICING RIGHTS

At September 30, 2019, loan servicing rights derived from loans sold with servicing retained totaled $24.6 million, compared to $24.5 million at December 31, 2018.  Loans serviced for others are not reported as assets.  The principal balance of loans serviced for others was $3.379 billion at September 30, 2019, compared to $3.306 billion at December 31, 2018.  Approximately 99.7% of the loans serviced for others at September 30, 2019 were residential mortgage loans.  Custodial escrow balances maintained in connection with serviced loans were $43.6 million at September 30, 2019 and $10.7 million at December 31, 2018.

The following table summarizes the carrying values and activity related to loan servicing rights and the related valuation allowance for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2019	2018	2019	2018
Balance at beginning of period	$24,364	$24,318	$24,512	$24,690
Additions	2,097	1,147	4,026	3,098
Amortization	(1,717)	(1,117)	(3,794)	(3,440)
Balance before valuation allowance at end of period	24,744	24,348	24,744	24,348
Valuation allowance:
Balance at beginning of period	(32)	(15)	(15)	(29)
(Additions)/recoveries	(89)	3	(106)	17
Balance at end of period	(121)	(12)	(121)	(12)
Loan servicing rights, net	$24,623	$24,336	$24,623	$24,336

At September 30, 2019, the fair value of servicing rights was $25.5 million, which was determined using a discount rate of 12% and a weighted average prepayment speed of 170% PSA.  At December 31, 2018, the fair value of servicing rights was $27.4 million, which was determined using a discount rate of 12% and a weighted average prepayment speed of 119% PSA.

NOTE 13 – QUALIFIED AFFORDABLE HOUSING PROJECTS AND OTHER TAX CREDIT INVESTMENTS

Old National is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects.  As of September 30, 2019, Old National expects to recover its remaining investments through the use of the tax credits that are generated by the investments.

The following table summarizes Old National’s investments in qualified affordable housing projects and other tax credit investments at September 30, 2019 and December 31, 2018:

(dollars in thousands)		September 30, 2019		December 31, 2018
			Unfunded		Unfunded
Investment	Accounting Method	Investment	Commitment (1)	Investment	Commitment
LIHTC	Proportional amortization	$30,577	$3,973	$28,396	$2,238
FHTC	Equity	22,403	20,272	16,815	17,945
CReED	Equity	—	—	17	538
Renewable Energy	Equity	8,255	4,951	9,176	17,827
Total		$61,235	$29,196	$54,404	$38,548

(1)	All commitments will be paid by Old National by 2027.

The following table summarizes the amortization expense and tax benefit recognized for Old National’s qualified affordable housing projects and other tax credit investments for the three and nine months ended September 30, 2019 and 2018:

		Tax Expense
	Amortization	(Benefit)
(dollars in thousands)	Expense (1)	Recognized (2)
Three Months Ended September 30, 2019
LIHTC	$793	$(992)
FHTC	1,113	(1,244)
CReED	13	—
Renewable Energy	85	(70)
Total	$2,004	$(2,306)

Three Months Ended September 30, 2018
LIHTC	$640	$(832)
FHTC	3,282	(1,258)
CReED	687	—
Renewable Energy	5,264	(3,109)
Total	$9,873	$(5,199)

Nine Months Ended September 30, 2019
LIHTC	$2,376	$(3,076)
FHTC	1,113	$(1,244)
CReED	13	—
Renewable Energy	913	(847)
Total	$4,415	$(5,167)

Nine Months Ended September 30, 2018
LIHTC	$1,923	$(2,494)
FHTC	8,727	(5,154)
CReED	687	—
Renewable Energy	12,393	(9,406)
Total	$23,730	$(17,054)

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

NOTE 14 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured borrowings.  Old National pledges investment securities to secure these borrowings. The following table presents securities sold under agreements to repurchase and related weighted-average interest rates at or for the nine months ended September 30:

(dollars in thousands)	2019	2018
Outstanding at September 30,	$337,551	$319,831
Average amount outstanding	344,294	342,797
Maximum amount outstanding at any month-end	367,884	364,001
Weighted-average interest rate:
During the nine months ended September 30,	0.80%	0.52%
At September 30,	0.74	0.74

The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At September 30, 2019
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to		Greater Than
(dollars in thousands)	Continuous	30 Days	30-90 Days	90 days	Total
Repurchase Agreements:
U.S. Treasury and agency securities	$337,551	$—	$—	$—	$337,551
Total	$337,551	$—	$—	$—	$337,551

The fair value of securities pledged to secure repurchase agreements may decline.  Old National has pledged securities valued at 107% of the gross outstanding balance of repurchase agreements at September 30, 2019 to manage this risk.

NOTE 15 – FEDERAL HOME LOAN BANK ADVANCES

The following table summarizes Old National Bank’s FHLB advances at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
(dollars in thousands)	2019	2018
FHLB advances (fixed rates 0.68% to 4.96% and variable rates 2.29% to 2.45%) maturing October 2019 to August 2029	$1,977,644	$1,603,643
ASC 815 fair value hedge and other basis adjustments	24,316	9,838
Total other borrowings	$2,001,960	$1,613,481

FHLB advances had weighted-average rates of 2.19%  at September 30, 2019 and 2.56% at December 31, 2018.  Investment securities and residential real estate loans collateralize these borrowings up to 140%  of outstanding debt.

Contractual maturities of FHLB advances at September 30, 2019 were as follows:

(dollars in thousands)
Due in 2019	$200,480
Due in 2020	50,000
Due in 2021	20,000
Due in 2022	157,000
Due in 2023	164
Thereafter	1,550,000
ASC 815 fair value hedge and other basis adjustments	24,316
Total	$2,001,960

NOTE 16 – OTHER BORROWINGS

The following table summarizes Old National’s other borrowings at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
(dollars in thousands)	2019	2018
Old National Bancorp:
Senior unsecured notes (fixed rate 4.125%) maturing August 2024	$175,000	$175,000
Unamortized debt issuance costs related to senior unsecured notes	(754)	(870)
Junior subordinated debentures (variable rates of 3.44% to 6.31%) maturing April 2032 to June 2037	60,310	60,310
Other basis adjustments	(2,859)	(3,046)
Old National Bank:
Finance lease liabilities	7,527	5,262
Subordinated debentures (fixed rate 5.75%)	12,000	12,000
Other	539	(773)
Total other borrowings	$251,763	$247,883

Contractual maturities of other borrowings at September 30, 2019 were as follows:

(dollars in thousands)
Due in 2019	$120
Due in 2020	499
Due in 2021	524
Due in 2022	553
Due in 2023	591
Thereafter	252,550
Unamortized debt issuance costs and other basis adjustments	(3,074)
Total	$251,763

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

The following table summarizes the terms of our outstanding junior subordinated debentures at September 30, 2019:

(dollars in thousands)				Rate at
		Issuance		September 30,
Name of Trust	Issuance Date	Amount	Rate	2019	Maturity Date
VFSC Capital Trust I	April 2002	$3,093	6-month LIBOR plus 3.70%	6.31%	April 22, 2032
VFSC Capital Trust II	October 2002	4,124	3-month LIBOR plus 3.45%	5.61%	November 7, 2032
VFSC Capital Trust III	April 2004	3,093	3-month LIBOR plus 2.80%	4.94%	September 8, 2034
St. Joseph Capital Trust II	March 2005	5,000	3-month LIBOR plus 1.75%	3.89%	March 17, 2035
Anchor Capital Trust III	August 2005	5,000	3-month LIBOR plus 1.55%	3.65%	September 30, 2035
Tower Capital Trust 2	December 2005	8,000	3-month LIBOR plus 1.34%	3.44%	December 30, 2035
Home Federal Statutory Trust I	September 2006	15,000	3-month LIBOR plus 1.65%	3.77%	September 15, 2036
Monroe Bancorp Capital Trust I	July 2006	3,000	3-month LIBOR plus 1.60%	3.90%	October 7, 2036
Tower Capital Trust 3	December 2006	9,000	3-month LIBOR plus 1.69%	3.82%	March 1, 2037
Monroe Bancorp Statutory Trust II	March 2007	5,000	3-month LIBOR plus 1.60%	3.72%	June 15, 2037
Total		$60,310

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

Finance Lease Liabilities

Old National has long-term finance lease liabilities for certain banking centers totaling $7.5 million.  The economic substance of these leases is that Old National is financing the acquisition of the building through the lease and accordingly, the building is recorded as a right-of-use asset in premises and equipment and the lease is recorded as a liability in other borrowings.  The right-of-use assets and lease liabilities are initially measured at the present value of the lease payments over the lease term using Old National’s incremental borrowing rate based on the information available at the commencement date of the lease.  See Note 10 to the consolidated financial statements for a maturity analysis of the Company’s finance lease liabilities.

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes within each classification of AOCI, net of tax, for the three and nine months ended September 30, 2019 and 2018:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sale Debt Securities	Unrealized Gains and Losses on Held-to- Maturity Securities	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Total
Three Months Ended September 30, 2019
Balance at beginning of period	$48,701	$(7,729)	$1,220	$(155)	$42,037
Other comprehensive income (loss) before reclassifications	15,876	—	(58)	—	15,818
Amounts reclassified from AOCI to income (1)	(335)	992	(13)	15	659
Balance at end of period	$64,242	$(6,737)	$1,149	$(140)	$58,514

Three Months Ended September 30, 2018
Balance at beginning of period	$(59,356)	$(9,335)	$2,277	$(289)	$(66,703)
Other comprehensive income (loss) before reclassifications	(13,989)	—	548	—	(13,441)
Amounts reclassified from AOCI to income (1)	(117)	482	(171)	20	214
Balance at end of period	$(73,462)	$(8,853)	$2,654	$(269)	$(79,930)

Nine Months Ended September 30, 2019
Balance at beginning of period	$(37,348)	$(8,515)	$1,099	$(186)	$(44,950)
Other comprehensive income (loss) before reclassifications	102,737	—	357	—	103,094
Amounts reclassified from AOCI to income (1)	(1,147)	1,778	(307)	46	370
Balance at end of period	$64,242	$(6,737)	$1,149	$(140)	$58,514

Nine Months Ended September 30, 2018
Balance at beginning of period	$(35,557)	$(12,107)	$(2,337)	$(271)	$(50,272)
Amount reclassified from AOCI to retained earnings for cumulative effect of change in accounting principle	—	—	(52)	—	(52)
Amounts reclassified from AOCI to retained earnings related to the Tax Cuts and Jobs Act of 2017	(7,583)	(2,600)	(509)	(59)	(10,751)
Other comprehensive income (loss) before reclassifications	(28,475)	4,514	5,135	—	(18,826)
Amounts reclassified from AOCI to income (1)	(1,847)	1,340	417	61	(29)
Balance at end of period	$(73,462)	$(8,853)	$2,654	$(269)	$(79,930)

(1)	See tables below for details about reclassifications to income.

The following table summarizes the significant amounts reclassified out of each component of AOCI for the three months ended September 30, 2019 and 2018:

	Amount Reclassified		Affected Line Item in the
Details about AOCI Components	from AOCI		Statement of Income
	Three Months Ended
	September 30,
(dollars in thousands)	2019	2018
Unrealized gains and losses on available-for-sale debt securities	$424	$135	Net debt securities gains (losses)
	(89)	(18)	Income tax (expense) benefit
	$335	$117	Net income
Unrealized gains and losses on held-to-maturity securities	$(1,384)	$(628)	Interest income (expense)
	392	146	Income tax (expense) benefit
	$(992)	$(482)	Net income
Gains and losses on cash flow hedges Interest rate contracts	$21	$226	Interest income (expense)
	(8)	(55)	Income tax (expense) benefit
	$13	$171	Net income
Amortization of defined benefit pension items
Actuarial gains (losses)	$(20)	$(27)	Salaries and employee benefits
	5	7	Income tax (expense) benefit
	$(15)	$(20)	Net income

Total reclassifications for the period	$(659)	$(214)	Net income

The following table summarizes the significant amounts reclassified out of each component of AOCI for the nine months ended September 30, 2019 and 2018:

	Amount Reclassified		Affected Line Item in the
Details about AOCI Components	from AOCI		Statement of Income
	Nine Months Ended
	September 30,
(dollars in thousands)	2019	2018
Unrealized gains and losses on available-for-sale debt securities	$1,486	$2,417	Net debt securities gains (losses)
	(339)	(570)	Income tax (expense) benefit
	$1,147	$1,847	Net income
Unrealized gains and losses on held-to-maturity securities	$(2,405)	$(1,740)	Interest income/(expense)
	627	400	Income tax (expense) benefit
	$(1,778)	$(1,340)	Net income
Gains and losses on cash flow hedges Interest rate contracts	$412	$(553)	Interest income/(expense)
	(105)	136	Income tax (expense) benefit
	$307	$(417)	Net income
Amortization of defined benefit pension items
Actuarial gains (losses)	$(61)	$(81)	Salaries and employee benefits
	15	20	Income tax (expense) benefit
	$(46)	$(61)	Net income

Total reclassifications for the period	$(370)	$29	Net income

NOTE 18 – SHARE-BASED COMPENSATION

At September 30, 2019, Old National had 3.7 million shares remaining available for issuance under the Company’s Amended and Restated 2008 Incentive Compensation Plan.  The granting of awards to key employees is typically in the form of restricted stock awards or units.

Restricted Stock Awards

Old National granted 211 thousand time-based restricted stock awards to certain key officers during the nine months ended September 30, 2019, with shares vesting generally over a thirty-six month period.  Compensation expense is recognized on a straight-line basis over the vesting period.  Shares are subject to certain restrictions and risk of forfeiture by the participants.  At September 30, 2019, unrecognized compensation expense was estimated to be $5.1 million for unvested restricted stock awards.  The cost is expected to be recognized over a weighted-average period of 2.0 years.

Old National recorded share-based compensation expense, net of tax, related to restricted stock awards of $0.7 million during the three months ended September 30, 2019 and $1.9 million during the nine months ended September 30, 2019, compared to $0.6 million during the three months ended September 30, 2018 and $1.7 million during the nine months ended September 30, 2018.

Restricted Stock Units

Old National granted 375 thousand shares of performance based restricted stock units to certain key officers during the nine months ended September 30, 2019, with shares vesting at the end of a thirty-six month period based on the achievement of certain targets.  For certain awards, the level of performance could increase or decrease the number of shares earned.  Compensation expense is recognized on a straight-line basis over the vesting period.  Shares are subject to certain restrictions and risk of forfeiture by the participants.  At September 30, 2019, unrecognized compensation expense was estimated to be $5.4 million.  The cost is expected to be recognized over a weighted-average period of 1.8 years.

Old National recorded share-based compensation expense, net of tax, related to restricted stock units of $1.0 million during the three months ended September 30, 2019 and $2.6 million during the nine months ended September 30, 2019, compared to $0.9 million during the three months ended September 30, 2018 and $2.5 million during the nine months ended September 30, 2018.

Stock Options

Old National has not granted stock options since 2009.  However, Old National did acquire stock options through prior year acquisitions.  Old National did not record any share-based compensation expense related to these stock options during the nine months ended September 30, 2019 or 2018.

Stock Appreciation Rights

Old National has never granted stock appreciation rights.  However, Old National did acquire stock appreciation rights through a prior year acquisition.  Old National did not record any incremental expense associated with the conversion of these stock appreciation rights during the nine months ended September 30, 2019 or 2018.  At September 30, 2019, 57 thousand stock appreciation rights remained outstanding.

NOTE 19 – INCOME TAXES

Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statements of income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2019	2018	2019	2018
Provision at statutory rate of 21%	$17,437	$11,901	$48,245	$33,171
Tax-exempt income:
Tax-exempt interest	(2,511)	(2,179)	(7,645)	(6,607)
Section 291/265 interest disallowance	113	84	346	220
Company-owned life insurance income	(568)	(621)	(1,806)	(1,679)
Tax-exempt income	(2,966)	(2,716)	(9,105)	(8,066)
State income taxes	1,496	2,091	5,053	4,307
Interim period effective rate adjustment	(1,598)	(81)	(557)	944
Tax credit investments - federal	(2,443)	(5,483)	(3,577)	(16,224)
Other, net	1,328	(387)	658	495
Income tax expense	$13,254	$5,325	$40,717	$14,627
Effective tax rate	16.0%	9.4%	17.7%	9.3%

In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at September 30, 2019 and 2018 based on the current estimate of the effective annual rate.

The higher effective tax rate during the three and nine months ended September 30, 2019 when compared to the three and nine months ended September 30, 2018 is primarily the result of a decrease in federal tax credits available as well as an increase in pre-tax book income.

Unrecognized Tax Benefits

Old National has an immaterial amount of unrecognized tax benefits.  Old National is currently under audit by the Internal Revenue Service.  Old National expects the total amount of unrecognized tax benefits to be reduced to zero after the audit is finalized.

Net Deferred Tax Assets

Significant components of net deferred tax assets (liabilities) were as follows at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
(dollars in thousands)	2019	2018
Deferred Tax Assets
Allowance for loan losses, net of recapture	$14,651	$14,514
Benefit plan accruals	17,144	21,754
Alternative minimum tax credit	1,272	2,545
Net operating loss carryforwards	25,369	31,765
Federal tax credits	—	1,779
Deferred gain on securities	1,563	1,976
Acquired loans	18,872	26,956
Operating lease liabilities	28,460	—
Lease exit obligation	—	1,025
Unrealized losses on available-for-sale investment securities	—	11,853
Unrealized losses on held-to-maturity investment securities	1,869	2,497
Tax credit investments and other partnerships	1,501	3,004
Other real estate owned	156	144
Other, net	738	3,167
Total deferred tax assets	111,595	122,979
Deferred Tax Liabilities
Accretion on investment securities	(897)	(595)
Purchase accounting	(17,575)	(18,100)
Loan servicing rights	(6,104)	(6,141)
Premises and equipment	(11,840)	(8,507)
Prepaid expenses	(673)	(681)
Operating lease right-of-use assets	(27,348)	—
Unrealized gains on available-for-sale investment securities	(18,152)	—
Unrealized gains on hedges	(374)	(358)
Other, net	(2,109)	(1,549)
Total deferred tax liabilities	(85,072)	(35,931)
Net deferred tax assets	$26,523	$87,048

Through the acquisition of Anchor (WI) in the second quarter of 2016 and Lafayette Savings Bank in the fourth quarter of 2014, both former thrifts, Old National Bank’s retained earnings at September 30, 2019 include base-year bad debt reserves, created for tax purposes prior to 1988, totaling $52.8 million.  Of this total, $50.9 million was acquired from Anchor (WI), and $1.9 million was acquired from Lafayette Savings Bank.  Base-year reserves are subject to recapture in the unlikely event that Old National Bank (1) makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes, (2) redeems its stock, or (3) liquidates.  Old National Bank has no intention of making such a nondividend distribution.  Accordingly, under current accounting principles, a related deferred income tax liability of $13.0 million has not been recognized.

No valuation allowance was recorded at September 30, 2019 or December 31, 2018 because, based on current expectations, Old National believes it will generate sufficient income in future years to realize deferred tax assets.  Old National has federal net operating loss carryforwards totaling $78.5 million at September 30, 2019 and $104.5 million at December 31, 2018.  This federal net operating loss was acquired from the acquisition of Anchor (WI) in 2016.  If not used, the federal net operating loss carryforwards will expire from 2029 to 2033.  Old National has alternative minimum tax (“AMT”) credit carryforwards totaling $1.3 million at September 30, 2019 and $10.1 million at December 31, 2018.  The enactment of H.R. 1 eliminates the parallel tax system known as the AMT and allows any existing AMT credits to be used to reduce regular tax or be refunded from 2018 to 2021. ASC 740 allows for the reclassification of the AMT credit from a deferred tax asset to a current tax asset, except for the amount limited by section 382.  Old National has $1.3 million of AMT credit carryforward subject to section 382 limitations, which is included in deferred tax assets.  Old National has recorded state net operating loss carryforwards totaling $148.4 million at September 30, 2019 and $165.6 million at December 31, 2018.  If not used, the state net operating loss carryforwards will expire from 2024 to 2033.  Old National had federal tax credit carryforwards of $1.8 million at December 31, 2018.

The federal and recorded state net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code section 382.  Old National believes that all of the recorded net operating loss carryforwards will be used prior to expiration.

NOTE 20 – DERIVATIVE FINANCIAL INSTRUMENTS

As part of our overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, collars, caps, and floors.  The notional amount does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual agreements.  The notional amount of these derivative instruments was $567.0 million at September 30, 2019 and $1.482 billion at December 31, 2018.  These derivative financial instruments at September 30, 2019 consisted of $32.0 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its FHLB advances, $25.0 million notional amount of pay-fixed, receive-variable interest rate swaps on certain of its FHLB advances, and $510.0 million notional amount interest rate collars and floors related to variable-rate commercial loan pools.  Derivative financial instruments at December 31, 2018 consisted of $757.0 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its FHLB advances, $525.0 million notional amount of pay-fixed, receive-variable interest rate swaps on certain of its FHLB advances, and $200.0 million notional amount interest rate collars related to a variable-rate commercial loan pool.  These hedges were entered into to manage interest rate risk.  Derivative instruments are recognized on the balance sheet at their fair value and are not reported on a net basis.

In accordance with ASC 815-20-35-1, subsequent changes in fair value for a hedging instrument that has been designated and qualifies as part of a hedging relationship should be accounted for in the following manner:

Cash flow hedges: changes in fair value are recognized as a component in other comprehensive income.

Fair value hedges: changes in fair value are recognized concurrently in earnings.

Consistent with this guidance, as long as a hedging instrument is designated and the results of the effectiveness testing support that the instrument qualifies for hedge accounting treatment, 100% of the periodic changes in fair value of the hedging instrument are accounted for as outlined above. This is the case whether or not economic mismatches exist in the hedging relationship. As a result, there is no periodic measurement or recognition of ineffectiveness. Rather, the full impact of hedge gains and losses is recognized in the period in which the hedged transactions impact earnings.

While separate measurement and presentation of ineffectiveness is eliminated, paragraph 815-20-45-1A requires the change in fair value of the hedging instrument that is included in the assessment of hedge effectiveness be presented in the same income statement line item that is used to present the earnings effect of the hedged item.

Commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives.  These derivative contracts do not qualify for hedge accounting.  At September 30, 2019, the notional amount of the interest rate lock commitments was $147.7 million and forward commitments were $192.4 million.  At December 31, 2018, the notional amount of the interest rate lock commitments was $27.6 million and forward commitments were $34.5 million.  It is our practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans.

Old National also enters into derivative instruments for the benefit of its customers.  The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $1.208 billion at September 30, 2019.  The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $793.4 million at December 31, 2018.  These derivative contracts do not qualify for hedge accounting.  These instruments include interest rate swaps, caps, and collars.  Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.

Old National enters into derivative financial instruments as part of its foreign currency risk management strategies.  These derivative instruments consist of foreign currency forward contracts to accommodate the business needs of its customers.  Old National does not designate these foreign currency forward contracts for hedge accounting treatment.  The notional amounts of these foreign currency forward contracts and the offsetting counterparty derivative instruments were $3.2 million at September 30, 2019 and $3.6 million at December 31, 2018.

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

Amounts reported in AOCI related to cash flow hedges will be reclassified to interest income or interest expense as interest payments are received or paid on Old National’s derivative instruments.  During the next 12 months, we estimate that $1.0 million will be reclassified to interest income and $0.7 million will be reclassified to interest expense.

The following table summarizes the fair value of derivative financial instruments utilized by Old National:

	Balance		Balance
	Sheet	Fair	Sheet	Fair
(dollars in thousands)	Location	Value	Location	Value
September 30, 2019
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$8,937	Other liabilities	$1,115
Total derivatives designated as hedging instruments		$8,937		$1,115
Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other assets	$57,695	Other liabilities	$14,214
Mortgage contracts	Other assets	3,510	Other liabilities	—
Foreign currency contracts	Other assets	204	Other liabilities	155
Total derivatives not designated as hedging instruments		$61,409		$14,369
Total		$70,346		$15,484

December 31, 2018
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$12,741	Other liabilities	$1,603
Total derivatives designated as hedging instruments		$12,741		$1,603
Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other assets	$15,278	Other liabilities	$10,562
Mortgage contracts	Other assets	874	Other liabilities	316
Foreign currency contracts	Other assets	112	Other liabilities	69
Total derivatives not designated as hedging instruments		$16,264		$10,947
Total		$29,005		$12,550
(1)

The fair values of counterparty interest rate swaps are zero due to the settlement of centrally-cleared variation margin rules.  The net adjustment was $43.8 million as of September 30, 2019 and $4.8 million as of December 31, 2018.

Summary information about the interest rate swaps designated as fair value hedges is as follows:

	September 30,	December 31,
(dollars in thousands)	2019	2018
Notional amounts	$32,000	$757,000
Weighted average pay rates	3.35%	2.48%
Weighted average receive rates	4.92%	2.70%
Weighted average maturity (in years)	3.1	3.9
Fair value of swaps	$1,903	$9,683

The effect of derivative instruments in fair value hedging relationships on the consolidated statements of income for the three and nine months ended September 30, 2019 and 2018 were as follows:

(dollars in thousands)					Gain (Loss)
					Recognized
	Location of Gain or	Gain (Loss)	Hedged Items	Location of Gain or	in Income on
Derivatives in	(Loss) Recognized in	Recognized	in Fair Value	(Loss) Recognized in	Related
Fair Value Hedging	in Income on	in Income on	Hedging	in Income on Related	Hedged
Relationships	Derivative	Derivative	Relationships	Hedged Item	Items
Three Months Ended
September 30, 2019
Interest rate contracts	Interest income/(expense)	$12	Fixed-rate debt	Interest income/(expense)	$(14)
Three Months Ended
September 30, 2018
Interest rate contracts	Interest income/(expense)	$(2,786)	Fixed-rate debt	Interest income/(expense)	$2,778
Nine Months Ended
September 30, 2019
Interest rate contracts	Interest income/(expense)	$12,925	Fixed-rate debt	Interest income/(expense)	$(12,914)
Nine Months Ended
September 30, 2018
Interest rate contracts	Interest income/(expense)	$(4,450)	Fixed-rate debt	Interest income/(expense)	$4,433

Summary information about the interest rate swaps designated as cash flow hedges is as follows:

	September 30,	December 31,
(dollars in thousands)	2019	2018
Notional amounts	$25,000	$525,000
Weighted average pay rates	3.52%	2.21%
Weighted average receive rates	2.26%	2.63%
Weighted average maturity (in years)	2.3	1.4
Unrealized gains (losses)	$(1,115)	$146

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

	September 30,	December 31,
(dollars in thousands)	2019	2018
Notional amounts	$300,000	$200,000
Weighted average cap rates	3.21%	3.44%
Weighted average floor rates	2.21%	2.38%
Weighted average rates	2.08%	2.35%
Weighted average maturity (in years)	2.1	2.8
Unrealized gains (losses)	$4,852	$1,309

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

September 30,
(dollars in thousands)	2019
Notional amounts	$210,000
Weighted average purchased floor strike rate	2.00%
Weighted average sold floor rate	1.00%
Weighted average rate	2.08%
Weighted average maturity (in years)	2.3
Unrealized gains (losses)	$2,182

Old National had no interest rate floor spread transactions designated as cash flow hedges as of December 31, 2018.

The effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income for the three and nine months ended September 30, 2019 and 2018 were as follows:

		Three Months Ended		Three Months Ended
		September 30,		September 30,
(dollars in thousands)		2019	2018	2019	2018
		Gain (Loss)		Gain (Loss)
Derivatives in	Location of Gain or	Recognized in Other		Reclassified from
Cash Flow Hedging	(Loss) Reclassified	Comprehensive		AOCI into
Relationships	from AOCI into Income	Income on Derivative		Income
Interest rate contracts	Interest income/(expense)	$(73)	$725	$21	$226

		Nine Months Ended		Nine Months Ended
		September 30,		September 30,
(dollars in thousands)		2019	2018	2019	2018
		Gain (Loss)		Gain (Loss)
Derivatives in	Location of Gain or	Recognized in Other		Reclassified from
Cash Flow Hedging	(Loss) Reclassified	Comprehensive		AOCI into
Relationships	from AOCI into Income	Income on Derivative		Income
Interest rate contracts	Interest income/(expense)	$479	$6,804	$412	$(553)

The effect of derivatives not designated as hedging instruments on the consolidated statements of income for the three and nine months ended September 30, 2019 and 2018 were as follows:

		Three Months Ended
		September 30,
(dollars in thousands)		2019	2018
	Location of Gain or (Loss)	Gain (Loss)
Derivatives Not Designated as	Recognized in Income on	Recognized in Income on
Hedging Instruments	Derivative	Derivative
Interest rate contracts (1)	Other income/(expense)	$(116)	$(23)
Mortgage contracts	Mortgage banking revenue	1,110	(43)
Foreign currency contracts	Other income/(expense)	—	20
Total		$994	$(46)

		Nine Months Ended
		September 30,
(dollars in thousands)		2019	2018
	Location of Gain or (Loss)	Gain (Loss)
Derivatives Not Designated as	Recognized in Income on	Recognized in Income on
Hedging Instruments	Derivative	Derivative
Interest rate contracts (1)	Other income/(expense)	$(247)	$4
Mortgage contracts	Mortgage banking revenue	2,951	394
Foreign currency contracts	Other income/(expense)	(11)	43
Total		$2,693	$441

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

Credit-Related Financial Instruments

In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $2.891 billion and standby letters of credit of $93.3 million at September 30, 2019.  At September 30, 2019, approximately $2.650 billion of the loan commitments had fixed rates and $241.2 million had floating rates, with the floating interest rates ranging from 1% to 15%.  At December 31, 2018, loan commitments totaled $3.566 billion and standby letters of credit totaled $319.0 million.  These commitments are not reflected in the consolidated financial statements.  The allowance for unfunded loan commitments totaled $2.3 million at September 30, 2019 and $2.5 million at December 31, 2018.

Old National had credit extensions with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients totaling $9.8 million at September 30, 2019 and $15.5 million at December 31, 2018.  Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $7.7 million at September 30, 2019 and $7.8 million at December 31, 2018.  Old National did not provide collateral for the remaining credit extensions.

Visa Class B Restricted Shares

In 2008, Old National received Visa Class B restricted shares as part of Visa’s initial public offering.  These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares.  This conversion will not occur until the final settlement of certain litigation for which Visa is indemnified by the holders of Visa’s Class B shares, including Old National.  Visa funded an escrow account from its initial public offering to settle these litigation claims.  Increases in litigation claims requiring Visa to fund the escrow account due to insufficient funds will result in a reduction of the conversion ratio of each Visa Class B share to unrestricted Class A shares.  As of September 30, 2019, the conversion ratio was 1.6228.  Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation, the 65,466 Class B shares that Old National owns at September 30, 2019 are carried at a zero cost basis and are included in other assets with our equity securities that have no readily determinable fair value.

NOTE 22 – FINANCIAL GUARANTEES

Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires Old National to record the instruments at fair value.  Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties.  Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract.  Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies.  The term of these standby letters of credit is typically one year or less.  At September 30, 2019, the notional amount of standby letters of credit was $93.3 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.6 million.  At December 31, 2018, the notional amount of standby letters of credit was $319.0 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.5 million.

Old National is a party in risk participation transactions of interest rate swaps, which had total notional amount of $38.5 million at September 30, 2019.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at September 30, 2019 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Equity securities	$6,562	$6,562	$—	$—
Investment securities available-for-sale:
U.S. Treasury	5,494	5,494	—	—
U.S. government-sponsored entities and agencies	486,104	—	486,104	—
Mortgage-backed securities - Agency	3,136,180	—	3,136,180	—
States and political subdivisions	969,475	—	969,435	40
Pooled trust preferred securities	7,695	—	—	7,695
Other securities	312,031	31,317	280,714	—
Residential loans held for sale	58,285	—	58,285	—
Derivative assets	70,346	—	70,346	—
Financial Liabilities
Derivative liabilities	15,484	—	15,484	—

		Fair Value Measurements at December 31, 2018 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Equity securities	$5,582	$5,582	$—	$—
Investment securities available-for-sale:
U.S. Treasury	5,301	5,301	—	—
U.S. government-sponsored entities and agencies	628,151	—	628,151	—
Mortgage-backed securities - Agency	2,209,295	—	2,209,295	—
States and political subdivisions	940,429	—	936,321	4,108
Pooled trust preferred securities	8,495	—	—	8,495
Other securities	331,745	30,259	301,486	—
Residential loans held for sale	14,911	—	14,911	—
Derivative assets	29,005	—	29,005	—
Financial Liabilities
Derivative liabilities	12,550	—	12,550	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Pooled Trust	States and
	Preferred	Political
(dollars in thousands)	Securities	Subdivisions
Three Months Ended September 30, 2019
Balance at beginning of period	$7,836	$40
Accretion of discount	3	—
Sales/payments received	(14)	—
Increase (decrease) in fair value of securities	(130)	—
Balance at end of period	$7,695	$40

Three Months Ended September 30, 2018
Balance at beginning of period	$8,205	$4,028
Accretion (amortization) of discount	3	(19)
Sales/payments received	(17)	—
Increase (decrease) in fair value of securities	881	(30)
Balance at end of period	$9,072	$3,979

Nine Months Ended September 30, 2019
Balance at beginning of period	$8,495	$4,108
Accretion of discount	9	—
Sales/payments received	(46)	(35)
Increase (decrease) in fair value of securities	(763)	—
Transfers out of Level 3	—	(4,033)
Balance at end of period	$7,695	$40

Nine Months Ended September 30, 2018
Balance at beginning of period	$8,448	$—
Accretion (amortization) of discount	13	(37)
Sales/payments received	(322)	—
Increase (decrease) in fair value of securities	933	(45)
Transfers into Level 3	—	4,061
Balance at end of period	$9,072	$3,979

The accretion or amortization of discounts on securities in the table above is included in interest income.  An increase in fair value is reflected in the balance sheet as an increase in the fair value of investment securities available-for-sale, an increase in accumulated other comprehensive income, which is included in shareholders’

equity, and a decrease in other assets related to the tax impact. A decrease in fair value is reflected in the balance sheet as a decrease in the fair value of investment securities available-for-sale, a decrease in accumulated other comprehensive income, which is included in shareholders’ equity, and an increase in other assets related to the tax impact.  During the nine months ended September 30, 2019, Old National received third party pricing on a $4.0 million state and political subdivisions security and transferred it out of Level 3.  Old National transferred a $4.1 million state and political subdivisions security to Level 3 during the nine months ended September 30, 2018 because Old National could no longer obtain evidence of observable inputs.

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

		Valuation	Unobservable	Range (Weighted
(dollars in thousands)	Fair Value	Techniques	Input	Average)
September 30, 2019
Pooled trust preferred securities	$7,695	Discounted cash flow	Constant prepayment rate (a)	0.00%
			Additional asset defaults (b)	6.3% - 9.2% (7.2%)
			Expected asset recoveries (c)	0.00%
State and political subdivisions	40	Discounted cash flow	No observable inputs	N/A
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

Assets measured at fair value on a non-recurring basis at September 30, 2019 are summarized below:

		Fair Value Measurements at September 30, 2019 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Collateral Dependent Impaired Loans:
Commercial loans	$13,261	$—	$—	$13,261
Commercial real estate loans	15,241	—	—	15,241
Loan servicing rights	4,621	—	4,621	—

Impaired commercial and commercial real estate loans that are deemed collateral dependent are valued based on the fair value of the underlying collateral.  These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral.  These impaired commercial and commercial real estate loans had a principal amount of $39.7 million, with a valuation allowance of $11.2 million at September 30, 2019.  Old National recorded provision expense associated with these loans totaling $0.3 million for the three months ended September 30, 2019 and $2.6 million for the nine months ended September 30, 2019.  Old National recorded provision expense associated with impaired commercial and commercial real estate loans that were deemed collateral dependent totaling $1.2 million for the three months ended September 30, 2018 and $7.7 million for the nine months ended September 30, 2018.

Other real estate owned and other repossessed property is measured at fair value less costs to sell.  The estimates of fair value are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral.  Old National did not have any other real estate owned or other repossessed property measured at fair value on a non-recurring basis at September 30, 2019. There were write-downs of other real estate owned of $18 thousand for the three months ended September 30, 2019 and $39 thousand for the nine months ended September 30, 2019.  There were write-downs of $0.1 million for the three months ended September 30, 2018 and $0.5 million for the nine months ended September 30, 2018.

Loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount.  If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value.  Fair value is determined at a tranche level, based on market prices for comparable mortgage servicing contracts when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model utilizes a discount rate, weighted average prepayment speed, and other economic factors that market participants would use in estimating future net servicing income and that can be validated against available market data (Level 2).  The valuation allowance for loan servicing rights with impairments at September 30, 2019 totaled $0.1 million.  Old National recorded impairments associated with these loan servicing rights totaling $0.1 million during the three months ended September 30, 2019 and the nine months ended September 30, 2019.  There were recoveries associated with loan servicing rights totaling $3 thousand for the three months ended September 30, 2018 and $17 thousand for the nine months ended September 30, 2018.

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

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

		Valuation	Unobservable	Range (Weighted
(dollars in thousands)	Fair Value	Techniques	Input	Average)
September 30, 2019
Collateral Dependent Impaired Loans
Commercial loans	$13,261	Fair value of	Discount for type of property,	0% - 90% (31%)
		collateral	age of appraisal, and current
			status
Commercial real estate loans	15,241	Fair value of	Discount for type of property,	35% - 45% (40%)
		collateral	age of appraisal and current
			status
December 31, 2018
Collateral Dependent Impaired Loans
Commercial loans	$7,242	Fair value of	Discount for type of property,	0% - 90% (35%)
		collateral	age of appraisal, and current
			status
Commercial real estate loans	29,125	Fair value of	Discount for type of property,	0% - 50% (35%)
		collateral	age of appraisal and current
			status
Foreclosed Assets
Residential	68	Fair value of	Discount for type of property,	15% - 16% (15%)
		collateral	age of appraisal, and current status

Financial instruments recorded using fair value option

Old National may elect to report most financial instruments and certain other items at fair value on an instrument-by instrument basis with changes in fair value reported in net income.  After the initial adoption, the election is made at the acquisition of an eligible financial asset, financial liability, or firm commitment or when certain specified reconsideration events occur.  The fair value election may not be revoked once an election is made.

Residential loans held for sale

Old National has elected the fair value option for residential loans held for sale.  For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status).  None of these loans are 90 days or more past due, nor are any on nonaccrual status.  Included in the income statement is interest income for loans held for sale totaling $0.4 million for the three months ended September 30, 2019 and $0.9 million for the nine months ended September 30, 2019, compared to $0.2 million for the three months ended September 30, 2018 and $0.3 million for the nine months ended September 30, 2018.

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

The difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected at September 30, 2019 and December 31, 2018 was as follows:

	Aggregate		Contractual
(dollars in thousands)	Fair Value	Difference	Principal
September 30, 2019
Residential loans held for sale	$58,285	$1,799	$56,486

December 31, 2018
Residential loans held for sale	$14,911	$475	$14,436

Accrued interest at period end is included in the fair value of the instruments.

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value:

				Total Changes
				in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	(Expense)	Earnings
Three Months Ended September 30, 2019
Residential loans held for sale	$137	$2	$—	$139

Three Months Ended September 30, 2018
Residential loans held for sale	$(368)	$3	$—	$(365)

Nine Months Ended September 30, 2019
Residential loans held for sale	$1,312	$12	$—	$1,324

Nine Months Ended September 30, 2018
Residential loans held for sale	$54	$6	$(4)	$56

The carrying amounts and estimated fair values of financial instruments not carried at fair value at September 30, 2019 and December 31, 2018 were as follows:

		Fair Value Measurements at September 30, 2019 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$420,250	$420,250	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	33,321	—	34,446	—
Mortgage-backed securities - Agency	112,187	—	115,767	—
State and political subdivisions	261,773	—	275,375	—
Loans, net:
Commercial	2,928,430	—	—	2,882,142
Commercial real estate	5,087,869	—	—	5,046,715
Residential real estate	2,234,260	—	—	2,246,971
Consumer credit	1,710,179	—	—	1,671,597
Accrued interest receivable	80,747	34	24,183	56,530

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$3,996,264	$3,996,264	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	8,622,025	8,622,025	—	—
Time deposits	1,830,063	—	1,842,750	—
Federal funds purchased and interbank borrowings	240,589	240,589	—	—
Securities sold under agreements to repurchase	337,551	337,551	—	—
FHLB advances	2,001,960	—	2,007,228	—
Other borrowings	251,763	—	262,921	—
Accrued interest payable	7,107	—	7,107	—
Standby letters of credit	573	—	—	573

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$5,925

		Fair Value Measurements at December 31, 2018 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$317,165	$317,165	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	73,986	—	72,359	—
Mortgage-backed securities - Agency	127,120	—	124,409	—
State and political subdivisions	305,228	—	309,335	—
Loans, net:
Commercial	3,211,228	—	—	3,161,132
Commercial real estate	4,935,381	—	—	4,781,294
Residential real estate	2,246,127	—	—	2,225,853
Consumer credit	1,795,695	—	—	1,773,352
Accrued interest receivable	89,464	13	27,580	61,871

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$3,965,380	$3,965,380	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	8,360,313	8,360,313	—	—
Time deposits	2,024,256	—	2,002,187	—
Federal funds purchased and interbank borrowings	270,135	270,135	—	—
Securities sold under agreements to repurchase	362,294	362,294	—	—
FHLB advances	1,613,481	—	1,611,103	—
Other borrowings	247,883	—	248,065	—
Accrued interest payable	9,871	—	9,871	—
Standby letters of credit	525	—	—	525

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$3,115

The methods utilized to measure the fair value of financial instruments at September 30, 2019 and December 31, 2018 represent an approximation of exit price, however, an actual exit price may differ.

NOTE 25 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Old National’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income.  The consolidated statements of income include all categories of noninterest income.  The following table reflects only the categories of noninterest income that are within the scope of Topic 606:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2019	2018	2019	2018
Wealth management fees	$9,160	$9,022	$27,604	$27,794
Service charges on deposit accounts	11,860	11,028	34,201	32,552
Debit card and ATM fees	5,370	4,706	16,292	14,651
Investment product fees	5,244	5,073	16,106	15,170
Other income:
Merchant processing fees	775	779	2,303	2,198
Gain (loss) on other real estate owned	29	260	194	981
Safe deposit box fees	267	221	936	849
Insurance premiums and commissions	194	83	569	265
Total	$32,899	$31,172	$98,205	$94,460

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

The following discussion is an analysis of our results of operations for the three and nine months ended September 30, 2019 and 2018, and financial condition as of September 30, 2019, compared to September 30, 2018 and December 31, 2018.  This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes.  This discussion contains forward-looking statements concerning our business that are based on estimates and involves certain risks and uncertainties.  Therefore, future results could differ significantly from our current expectations and the related forward-looking statements.

FINANCIAL HIGHLIGHTS

The following table sets forth certain financial highlights of Old National:

	Three Months Ended			Nine Months Ended
(dollars and shares in thousands,	September 30,	June 30,	September 30,	September 30,
except per share data)	2019	2019	2018	2019	2018
Income Statement:
Net interest income	$153,096	$155,230	$130,842	$455,374	$391,377
Taxable equivalent adjustment (1)	3,171	3,289	2,753	9,659	8,345
Net interest income - tax equivalent basis	156,267	158,519	133,595	465,033	399,722
Provision for loan losses	1,437	1,003	750	3,483	3,576
Noninterest income	53,961	51,214	45,957	151,591	137,151
Noninterest expense	122,585	128,118	119,376	373,744	366,993
Net income	69,781	62,964	51,348	189,021	143,332
Common Share Data:
Weighted average diluted shares	171,551	173,675	152,784	173,527	152,616
Net income (diluted)	$0.41	$0.36	$0.34	$1.09	$0.94
Cash dividends	0.13	0.13	0.13	0.39	0.39
Common dividend payout ratio (2)	32%	35%	38%	35%	41%
Book value	$16.66	$16.28	$14.58	$16.66	$14.58
Stock price	17.20	16.59	19.30	17.20	19.30
Tangible common book value (3)	10.18	9.86	8.86	10.18	8.86
Performance Ratios:
Return on average assets	1.39%	1.26%	1.18%	1.26%	1.10%
Return on average common equity	9.91	9.13	9.28	9.12	8.74
Return on tangible common equity (3)	16.85	15.59	15.99	15.31	14.96
Return on average tangible common equity (3)	17.01	16.04	16.10	16.00	15.40
Net interest margin (3)	3.57	3.66	3.51	3.58	3.51
Efficiency ratio (3)	56.44	59.35	64.71	58.65	66.74
Net charge-offs (recoveries) to average loans	0.03	0.01	0.06	0.02	0.01
Allowance for loan losses to ending loans	0.47	0.47	0.47	0.47	0.47
Non-performing loans to ending loans	1.31	1.34	1.47	1.31	1.47
Balance Sheet:
Total loans	$12,017,648	$12,046,578	$11,292,659	$12,017,648	$11,292,659
Total assets	20,438,788	20,145,285	17,567,759	20,438,788	17,567,759
Total deposits	14,448,352	14,363,101	12,598,200	14,448,352	12,598,200
Total borrowed funds	2,831,863	2,726,481	2,576,039	2,831,863	2,576,039
Total shareholders' equity	2,832,530	2,803,139	2,220,680	2,832,530	2,220,680
Nonfinancial Data:
Full-time equivalent employees	2,778	2,829	2,554	2,778	2,554
Banking centers	192	192	182	192	182
(1)	Calculated using the federal statutory tax rate in effect of 21% for all periods.
(2)	Cash dividends per share divided by net income per share (basic).
(3)	Represents a non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section for reconciliations to GAAP financial measures.

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

The following table presents GAAP to non-GAAP reconciliations.

		Three Months Ended		Nine Months Ended
	(dollars and shares in thousands,	September 30,		September 30,
	except per share data)	2019	2018	2019	2018
	Tangible common book value:
	Shareholders' equity (GAAP)	$2,832,530	$2,220,680	$2,832,530	$2,220,680
Deduct:	Goodwill	1,036,994	828,804	1,036,994	828,804
	Intangible assets	64,051	42,134	64,051	42,134
	Tangible shareholders' equity (non-GAAP)	$1,731,485	$1,349,742	$1,731,485	$1,349,742
	Period end common shares	170,031	152,352	170,031	152,352
	Tangible common book value	10.18	8.86	10.18	8.86

	Return on tangible common equity:
	Net income (GAAP)	$69,781	$51,348	$189,021	$143,332
	Add: Intangible amortization (net of tax)	3,145	2,593	9,780	8,143
	Tangible net income (non-GAAP)	$72,926	$53,941	$198,801	$151,475

	Tangible shareholders' equity (non-GAAP) (see above)	$1,731,485	$1,349,742	$1,731,485	$1,349,742
	Return on tangible common equity	16.85%	15.99%	15.31%	14.96%

	Return on average tangible common equity:
	Tangible net income (non-GAAP) (see above)	$72,926	$53,941	$198,801	$151,475
	Average shareholders' equity (GAAP)	$2,817,452	$2,212,700	$2,763,673	$2,187,624
Deduct:	Average goodwill	1,036,306	828,804	1,036,274	828,585
	Average intangible assets	66,047	43,685	70,361	47,249
	Average tangible shareholders' equity (non-GAAP)	$1,715,099	$1,340,211	$1,657,038	$1,311,790
	Return on average tangible common equity	17.01%	16.10%	16.00%	15.40%

	Net interest margin:
	Net interest income (GAAP)	$153,096	$130,842	$455,374	$391,377
	Taxable equivalent adjustment	3,171	2,753	9,659	8,345
	Net interest income - taxable equivalent basis (non-GAAP)	$156,267	$133,595	$465,033	$399,722
	Average earning assets	$17,510,487	$15,213,384	$17,320,260	$15,198,690
	Net interest margin	3.57%	3.51%	3.58%	3.51%

	Efficiency ratio:
	Noninterest expense (GAAP)	$122,585	$119,376	$373,744	$366,993
	Deduct: Intangible amortization expense	4,168	3,283	12,965	10,308
	Adjusted noninterest expense (non-GAAP)	$118,417	$116,093	$360,779	$356,685
	Net interest income - taxable equivalent basis (non-GAAP) (see above)	$156,267	$133,595	$465,033	$399,722
	Noninterest income	53,961	45,957	151,591	137,151
Deduct:	Net debt securities gains (losses)	424	135	1,486	2,417
	Adjusted total revenue (non-GAAP)	$209,804	$179,417	$615,138	$534,456
	Efficiency ratio	56.44%	64.71%	58.65%	66.74%

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

EXECUTIVE SUMMARY

During the third quarter of 2019, net income was $69.8 million, or $0.41 per diluted share.  Net income was $51.3 million, or $0.34 per diluted share, for the third quarter of 2018.

Our basic banking strategy remains unchanged.  This strategy encompasses how we invest our capital, grow loans, manage credit, and contain expenses.  Operationally, this translates primarily into using our low-cost core deposits to fund our commercial loans.  Coupled with this is our refined credit process, which enables us to identify weaknesses in credits and work through credit issues timely.  Additionally, we maintain a disciplined expense culture across all facets of the bank and remain committed to generating positive operating leverage.

We have continued to re-mix our earning assets towards more productive commercial and commercial real estate loans and out of indirect and other loans.

Loans:  Our loan balances, excluding loans held for sale, declined $28.9 million to $12.018 billion at September 30, 2019 compared to $12.047 billion at June 30, 2019.  This was primarily driven by a decline in commercial loans and consumer indirect loans, substantially offset by higher commercial real estate and residential real estate loans.  We reported commercial loan production of $680 million in the third quarter of 2019 and the pipeline totaled $2.0 billion at September 30, 2019.

Net Interest Income: For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, our net interest income increased primarily due to the acquisition of Klein in November 2018 and increased loan yields, partially offset by higher costs of interest-bearing liabilities.  Net interest income decreased in the third quarter of 2019 compared to the second quarter of 2019 with lower interest collected on nonaccrual loans and a change in the mix of average interest earning assets and interest-bearing liabilities, partially offset by higher accretion income associated with acquired loans and an additional day in the third quarter.

Noninterest Income:  Noninterest income increased to $151.6 million for the nine months of 2019 from $137.2 million for the nine months ended September 30, 2018 substantially due to higher noninterest income associated with the Klein partnership.  The third quarter of 2019 compared to the second quarter of 2019 increased $2.7 million reflecting higher mortgage banking revenue and capital markets income.

Expenses:  Noninterest expenses were well controlled, increasing $6.8 million, or 2%, for the nine months ended September 30, 2019 when compared to the nine months ended September 30, 2018.  The increase was primarily attributable to higher expenses associated with the Klein partnership.  The third quarter of 2019 compared to the second quarter of 2019 decreased $5.5 million reflecting lower merger and integration charges associated with Klein.

Old National has spent the year internally focused.  This included a comprehensive analysis of every business, every department, and every function within the company.  We have partnered with a leading consulting firm with the ultimate goal of improving the overall efficiency of the organization while serving our clients better.  Our acquisition strategy has not changed. We remain an active looker and a selective buyer.  We are patient and continue to wait for the perfect pitch while we remain focused on execution.

RESULTS OF OPERATIONS

The following table sets forth certain income statement information of Old National for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(dollars in thousands)	2019	2018	Change	2019	2018	Change
Income Statement Summary:
Net interest income	$153,096	$130,842	17.0%	$455,374	$391,377	16.4%
Provision for loan losses	1,437	750	91.6	3,483	3,576	(2.6)
Noninterest income	53,961	45,957	17.4	151,591	137,151	10.5
Noninterest expense	122,585	119,376	2.7	373,744	366,993	1.8
Other Data:
Return on average common equity	9.91%	9.28%		9.12%	8.74%
Return on tangible common equity (1)	16.85	15.99		15.31	14.96
Return on average tangible common equity (1)	17.01	16.10		16.00	15.40
Efficiency ratio (1)	56.44	64.71		58.65	66.74
Tier 1 leverage ratio	8.79	8.56		8.79	8.56
Net charge-offs (recoveries) to average loans	0.03	0.06		0.02	0.01
(1)	Represents a non-GAAP financial measure. Refer to "Non-GAAP Financial Measures" section for reconciliations to GAAP financial measures.

Net Interest Income

Net interest income is the most significant component of our earnings, comprising 75% of revenues for the nine months ended September 30, 2019.  Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations.  Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities.

The Federal Reserve lowered the discount rate by 25 basis points effective August 1, 2019 and lowered another 25 basis points effective September 19, 2019.  At September 30, 2019, the Treasury yield curve was slightly inverted from the 1-month Treasury bill to the 10-year Treasury note. This could cause our interest rate spread to decline, which may result in a decrease in our net interest income. However, management has taken balance sheet restructuring and derivative actions to help mitigate this risk.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2019	2018	2019	2018
Net interest income	$153,096	$130,842	$455,374	$391,377
Conversion to fully taxable equivalent	3,171	2,753	9,659	8,345
Net interest income - taxable equivalent basis	$156,267	$133,595	$465,033	$399,722

Average earning assets	$17,510,487	$15,213,384	$17,320,260	$15,198,690

Net interest margin	3.50%	3.44%	3.51%	3.43%
Net interest margin - taxable equivalent basis	3.57%	3.51%	3.58%	3.51%

The increase in net interest income for the three and nine months ended September 30, 2019 when compared to the three months ended September 30, 2018 was primarily due to higher average earning assets of $2.297 billion in the three months ended September 30, 2019 when compared to the three months ended September 30, 2018 and $2.121 billion in the nine months ended September 30, 2019 when compared to the nine months ended September 30, 2018.  Partially offsetting the higher average earning assets were higher average interest-bearing liabilities of $1.757 billion in the three months ended September 30, 2019 when compared to the three months ended September 30, 2018 and $1.611 billion in the nine months ended September 30, 2019 when compared to the nine months ended September 30, 2018.  Net interest income for the three and nine months ended September 30, 2019 and 2018 included accretion income (interest income in excess of contractual interest income) associated with acquired loans.  Accretion income totaled $13.4 million in the three months ended September 30, 2019 and $34.1 million in the nine months ended September 30, 2019, compared to $7.3 million in the three months ended September 30, 2018 and $29.8 million in the nine months ended September 30, 2018.  We expect accretion income on loans to decrease over time, but this may be offset by future acquisitions.

The following tables present the average balance sheet for each major asset and liability category, its related interest income and yield, or its expense and rate for the three and nine months ended September 30, 2019 and 2018.

(tax equivalent basis,	Three Months Ended			Three Months Ended
dollars in thousands)	September 30, 2019			September 30, 2018
	Average	Income (1)/	Yield/	Average	Income (1)/	Yield/
Earning Assets	Balance	Expense	Rate	Balance	Expense	Rate
Money market and other interest-earning investments	$63,142	$528	3.32%	$35,928	$140	1.54%
Investment securities:
Treasury and government sponsored agencies	682,940	4,341	2.54%	685,919	3,748	2.19%
Mortgage-backed securities	3,019,322	18,589	2.46%	1,595,630	9,381	2.35%
States and political subdivisions	1,172,017	10,896	3.72%	1,103,347	10,110	3.67%
Other securities	499,308	4,049	3.24%	500,837	4,116	3.29%
Total investment securities	5,373,587	37,875	2.82%	3,885,733	27,355	2.82%
Loans: (2)
Commercial	3,018,638	35,428	4.59%	2,928,744	33,381	4.46%
Commercial real estate	5,037,909	71,604	5.56%	4,465,105	57,377	5.03%
Residential real estate loans	2,283,704	24,261	4.25%	2,187,130	22,536	4.12%
Consumer	1,733,507	19,328	4.42%	1,710,744	17,333	4.02%
Total loans	12,073,758	150,621	4.91%	11,291,723	130,627	4.56%
Total earning assets	17,510,487	$189,024	4.27%	15,213,384	$158,122	4.11%
Less: Allowance for loan losses	(56,894)			(53,734)
Non-Earning Assets
Cash and due from banks	264,145			205,446
Other assets	2,429,466			2,068,469
Total assets	$20,147,204			$17,433,565

Interest-Bearing Liabilities
Checking and NOW accounts	$3,895,654	$4,448	0.45%	$3,026,289	$1,180	0.15%
Savings accounts	2,855,401	2,128	0.30%	2,974,147	2,119	0.28%
Money market accounts	1,822,698	4,017	0.87%	1,153,906	1,254	0.43%
Time deposits	1,914,917	8,114	1.68%	1,847,322	6,636	1.43%
Total interest-bearing deposits	10,488,670	18,707	0.71%	9,001,664	11,189	0.49%
Federal funds purchased and interbank borrowings	254,971	1,484	2.31%	238,514	1,191	1.98%
Securities sold under agreements to repurchase	340,158	715	0.83%	352,998	535	0.60%
FHLB advances	1,889,407	9,123	1.92%	1,624,661	8,880	2.17%
Other borrowings	251,817	2,728	4.33%	250,255	2,732	4.37%
Total borrowed funds	2,736,353	14,050	2.04%	2,466,428	13,338	2.15%
Total interest-bearing liabilities	$13,225,023	$32,757	0.98%	$11,468,092	$24,527	0.85%

Noninterest-Bearing Liabilities and Shareholders' Equity
Demand deposits	$3,841,867			$3,596,159
Other liabilities	262,862			156,614
Shareholders' equity	2,817,452			2,212,700
Total liabilities and shareholders' equity	$20,147,204			$17,433,565

Net interest rate spread			3.29%			3.26%
Net interest margin (3)			3.57%			3.51%
Taxable equivalent adjustment		$3,171			$2,753
(1)	Interest income is reflected on a fully taxable equivalent basis.
(2)	Includes loans held for sale.
(3)	Net interest margin is defined as net interest income on a tax equivalent basis as a percentage of average earning assets.

	Nine Months Ended			Nine Months Ended
(dollars in thousands)	September 30, 2019			September 30, 2018
	Average	Income (1)/	Yield/	Average	Income (1)/	Yield/
Earning Assets	Balance	Expense	Rate	Balance	Expense	Rate
Money market and other interest-earning investments	$60,071	$1,140	2.54%	$51,284	$347	0.90%
Investment securities:
Treasury and government sponsored agencies	694,628	12,544	2.41%	666,015	10,559	2.11%
Mortgage-backed securities	2,763,406	54,991	2.65%	1,605,324	27,805	2.31%
States and political subdivisions	1,198,962	33,584	3.73%	1,141,827	31,179	3.64%
Other securities	497,854	12,553	3.36%	489,465	11,694	3.19%
Total investment securities	5,154,850	113,672	2.94%	3,902,631	81,237	2.78%
Loans: (2)
Commercial	3,067,830	109,290	4.70%	2,854,691	94,114	4.35%
Commercial real estate	5,015,973	208,894	5.49%	4,436,576	170,414	5.07%
Residential real estate loans	2,263,595	71,972	4.24%	2,180,416	66,216	4.05%
Consumer	1,757,941	58,525	4.45%	1,773,092	52,828	3.98%
Total loans	12,105,339	448,681	4.91%	11,244,775	383,572	4.52%
Total earning assets	17,320,260	$563,493	4.32%	15,198,690	$465,156	4.06%
Less: Allowance for loan losses	(56,442)			(52,070)
Non-Earning Assets
Cash and due from banks	242,938			203,421
Other assets	2,464,192			2,081,615
Total assets	$19,970,948			$17,431,656

Interest-Bearing Liabilities
Checking and NOW accounts	$3,829,213	$11,786	0.41%	$3,063,636	$2,969	0.13%
Savings accounts	2,889,977	6,556	0.30%	3,020,955	5,239	0.23%
Money market accounts	1,772,150	10,572	0.80%	1,138,679	2,502	0.29%
Time deposits	1,979,185	24,756	1.67%	1,798,616	16,873	1.25%
Total interest-bearing deposits	10,470,525	53,670	0.69%	9,021,886	27,583	0.41%
Federal funds purchased and interbank borrowings	290,699	5,219	2.40%	213,362	2,855	1.79%
Securities sold under agreements to repurchase	344,294	2,048	0.80%	342,797	1,328	0.52%
FHLB advances	1,753,283	29,093	2.22%	1,671,211	25,484	2.04%
Other borrowings	251,070	8,430	4.48%	249,464	8,184	4.37%
Total borrowed funds	2,639,346	44,790	2.27%	2,476,834	37,851	2.04%
Total interest-bearing liabilities	$13,109,871	$98,460	1.00%	$11,498,720	$65,434	0.76%

Noninterest-Bearing Liabilities and Shareholders' Equity
Demand deposits	$3,833,605			$3,587,453
Other liabilities	263,799			157,859
Shareholders' equity	2,763,673			2,187,624
Total liabilities and shareholders' equity	$19,970,948			$17,431,656

Net interest rate spread			3.32%			3.30%
Net interest margin (3)			3.58%			3.51%
Taxable equivalent adjustment		$9,659			$8,345
(1)	Interest income is reflected on a fully taxable equivalent basis.
(2)	Includes loans held for sale.
(3)	Net interest margin is defined as net interest income on a tax equivalent basis as a percentage of average earning assets.

The following table presents the dollar amount of changes in taxable equivalent net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid for the three and nine months ended September 30, 2019 and 2018.

	From Three Months Ended			From Nine Months Ended
	September 30, 2018 to Three			September 30, 2018 to Nine
	Months Ended September 30, 2019			Months Ended September 30, 2019
	Total	Attributed to		Total	Attributed to
(dollars in thousands)	Change	Volume	Rate	Change	Volume	Rate
Interest Income
Money market and other interest-earning investments	$388	$166	$222	$793	$113	$680
Investment securities (1)	10,520	10,480	40	32,435	26,839	5,596
Loans (1)	19,994	9,425	10,569	65,109	30,690	34,419
Total interest income	30,902	20,071	10,831	98,337	57,642	40,695
Interest Expense
Checking and NOW deposits	3,268	673	2,595	8,817	1,549	7,268
Savings deposits	9	(86)	95	1,317	(262)	1,579
Money market deposits	2,763	1,102	1,661	8,070	2,585	5,485
Time deposits	1,478	268	1,210	7,883	1,976	5,907
Federal funds purchased and interbank borrowings	293	89	204	2,364	1,211	1,153
Securities sold under agreements to repurchase	180	(22)	202	720	7	713
FHLB advances	243	1,353	(1,110)	3,609	1,307	2,302
Other borrowings	(4)	17	(21)	246	53	193
Total interest expense	8,230	3,394	4,836	33,026	8,426	24,600
Net interest income	$22,672	$16,677	$5,995	$65,311	$49,216	$16,095

The variance not solely due to rate or volume is allocated equally between the rate and volume variances.

(1)

Interest on investment securities and loans includes the effect of taxable equivalent adjustments of $1.9 million and $1.3 million, respectively, during the three months ended September 30, 2019; and $5.7 million and $3.9 million, respectively, during the nine months ended September 30, 2019 using the federal statutory rate in effect of 21%.

The increase in the net interest margin on a fully taxable equivalent basis for the three and nine months ended September 30, 2019 when compared to the same periods in 2018 was primarily due to higher average earning assets and higher yields on interest earning assets, partially offset by higher costs of interest-bearing liabilities and a change in the mix of average interest earning assets and interest-bearing liabilities. The yield on interest earning assets increased 16 basis points and the cost of interest-bearing liabilities increased 13 basis points in the quarterly year-over-year comparison.  The yield on interest earning assets is calculated by dividing annualized taxable equivalent net interest income by average interest earning assets while the cost of interest-bearing liabilities is calculated by dividing annualized interest expense by average interest-bearing liabilities.  The yield on interest earning assets increased 26 basis points and the cost of interest-bearing liabilities increased 24 basis points in the nine months ended September 30, 2019 when compared to the nine months ended September 30, 2018.  Accretion income represented 31 basis points of the net interest margin for the three months ended September 30, 2019, compared to 19 basis points for the three months ended September 30, 2018.  Accretion income represented 26 basis points of the net interest margin for the nine months ended September 30, 2019 and the nine months ended September 30, 2018.

Average earning assets were $17.510 billion for the three months ended September 30, 2019, compared to $15.213 billion for the three months ended September 30, 2018, an increase of $2.297 billion, or 15%.  Average earning assets were $17.320 billion for the nine months ended September 30, 2019, compared to $15.199 billion for the nine months ended September 30, 2018, an increase of $2.121 billion, or 14%.  The increases in average earning assets were primarily due to our acquisition of Klein in November 2018. The loan portfolio including loans held for sale, which generally has an average yield higher than the investment portfolio, was 70% of average interest earning assets for the nine months ended September 30, 2019, compared to 74% for the nine months ended September 30, 2018.

Average loans including loans held for sale increased $782.0 million for the three months ended September 30, 2019 and $860.6 million for the nine months ended September 30, 2019 when compared to the same periods in 2018 primarily due to loans acquired from Klein in November 2018.  Loans including loans held for sale attributable to the Klein acquisition totaled $1.052 billion as of the closing date of the acquisition, which was November 1, 2018.

Average investments increased $1.488 billion for the three months ended September 30, 2019 and $1.252 billion for the nine months ended September 30, 2019 when compared to the same periods in 2018 reflecting the Klein acquisition.  Excess liquidity generated in 2019 also resulted in higher investment securities.

Average noninterest-bearing deposits increased $245.7 million for the three months ended September 30, 2019 and $246.2 million for the nine months ended September 30, 2019 when compared to the same periods in 2018.  Average interest-bearing deposits increased $1.487 billion for the three months ended September 30, 2019 and $1.449 billion for the nine months ended September 30, 2019 when compared to the same periods in 2018.  The increases in average deposits also reflected the Klein acquisition.

Average borrowed funds increased $269.9 million for the three months ended September 30, 2019 and $162.5 million for the nine months ended September 30, 2019 when compared to the same periods in 2018.

Provision for Loan Losses

The provision for loan losses was $1.4 million for the three months ended September 30, 2019, compared to $0.8 million for the three months ended September 30, 2018. Net charge-offs totaled $0.8 million during the three months ended September 30, 2019, compared to net charge-offs of $1.7 million during the three months ended September 30, 2018.  The provision for loan losses was $3.5 million for the nine months ended September 30, 2019, compared to $3.6 million for the nine months ended September 30, 2018. Net charge-offs totaled $2.0 million during the nine months ended September 30, 2019, compared to net charge-offs of $1.2 million during the nine months ended September 30, 2018.  The higher provision for loan losses in the three months ended September 30, 2019 when compared to the three months ended September 30, 2018 is the result of loan growth, partially offset by a decrease in specific reserves on loans individually evaluated for impairment. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense.

Noninterest Income

We generate revenues in the form of noninterest income through client fees, sales commissions, and other gains and losses from our core banking franchise and other related businesses, such as wealth management, investment consulting, and investment products.  The following table details the components in noninterest income for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(dollars in thousands)	2019	2018	Change	2019	2018	Change
Wealth management fees	$9,160	$9,022	1.5%	$27,604	$27,794	(0.7)%
Service charges on deposit accounts	11,860	11,028	7.5	34,201	32,552	5.1
Debit card and ATM fees	5,370	4,706	14.1	16,292	14,651	11.2
Mortgage banking revenue	8,850	4,348	103.5	20,996	13,729	52.9
Investment product fees	5,244	5,073	3.4	16,106	15,170	6.2
Capital markets income	4,560	2,700	68.9	10,227	4,094	149.8
Company-owned life insurance	2,703	2,958	(8.6)	8,602	7,993	7.6
Net debt securities gains (losses)	424	135	214.1	1,486	2,417	(38.5)
Other income	5,790	5,987	(3.3)	16,077	18,751	(14.3)
Total noninterest income	$53,961	$45,957	17.4%	$151,591	$137,151	10.5%

The increase in noninterest income for the three months ended September 30, 2019 when compared to the three months ended September 30, 2018 was primarily due to higher mortgage banking revenue, higher noninterest income attributable to the Klein partnership, and higher capital markets income.

The increase in noninterest income for the nine months ended September 30, 2019 when compared to the nine months ended September 30, 2018 was primarily due to higher noninterest income attributable to the Klein partnership, higher mortgage banking revenue, and higher capital markets income.  These increases were partially offset by a $2.2 million gain on the sale of our student loan portfolio in the second quarter of 2018 and lower net gains on sales of debt securities.

Service charges and overdraft fees increased $0.8 million for the three months ended September 30, 2019 and $1.6 million for the nine months ended September 30, 2019 when compared to the same periods in 2018 primarily due to service charges and overdraft fees attributable to the Klein partnership.

Debit card and ATM fees increased $0.7 million for the three months ended September 30, 2019 and $1.6 million for the nine months ended September 30, 2019 when compared to the same periods in 2018 primarily due to higher interchange income attributable to the Klein partnership.

Mortgage banking revenue increased $4.5 million for the three months ended September 30, 2019 and $7.3 million for the nine months ended September 30, 2019 when compared to the same periods in 2018 primarily due to increased mortgage originations and strong pipeline growth in 2019.

Capital markets income is comprised of customer interest rate swap fees, foreign currency exchange fees, net gains (losses) on foreign currency adjustments, and tax credit fee income.  Capital markets income increased $1.9 million for the three months ended September 30, 2019 and $6.1 million for the nine months ended September 30, 2019 when compared to the same periods in 2018 primarily due to higher customer interest rate swap fees.

Net debt securities gains (losses) had an unfavorable variance of $0.9 million for the nine months ended September 30, 2019 when compared to the nine months ended September 30, 2018 primarily due to higher realized losses on sales of available-for-sale securities in 2019.

Other income decreased $2.7 million for the nine months ended September 30, 2019 when compared to the nine months ended September 30, 2018 primarily due to a $2.2 million gain on the sale of our student loan portfolio in the second quarter of 2018.  Also contributing to the decrease in other income was the recognition of deferred gains on sale leaseback transactions of $1.2 million in the nine months ended September 30, 2018.  The deferred gains were eliminated as a cumulative-effect adjustment upon adoption of the new accounting guidance in Topic 842 effective January 1, 2019.  These decreases were partially offset by other income attributable to the Klein partnership.

Noninterest Expense

The following table details the components in noninterest expense for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(dollars in thousands)	2019	2018	Change	2019	2018	Change
Salaries and employee benefits	$71,729	$63,158	13.6%	$214,478	$193,929	10.6%
Occupancy	11,934	12,578	(5.1)	41,071	38,731	6.0
Equipment	3,954	3,652	8.3	12,945	10,945	18.3
Marketing	4,105	3,406	20.5	12,267	11,065	10.9
Data processing	8,961	8,628	3.9	28,509	26,752	6.6
Communication	2,349	2,473	(5.0)	8,252	8,309	(0.7)
Professional fees	5,037	3,235	55.7	12,868	8,888	44.8
Loan expenses	1,811	1,564	15.8	5,380	5,151	4.4
FDIC assessment	960	2,722	(64.7)	4,501	8,528	(47.2)
Amortization of intangibles	4,168	3,283	27.0	12,965	10,308	25.8
Amortization of tax credit investments	1,211	9,233	(86.9)	2,039	21,807	(90.6)
Other expense	6,366	5,444	16.9	18,469	22,580	(18.2)
Total noninterest expense	$122,585	$119,376	2.7%	$373,744	$366,993	1.8%

Noninterest expense increased $3.2 million for the three months ended September 30, 2019 when compared to the three months ended September 30, 2018 reflecting higher operating expenses and acquisition and integration costs associated with Klein and higher commissions and incentive compensation expenses.  These increases were substantially offset by a decrease in amortization of tax credit investments totaling $8.0 million.

Noninterest expense increased $6.8 million for the nine months ended September 30, 2019 when compared to the nine months ended September 30, 2018 reflecting higher operating expenses and acquisition and integration costs associated with Klein, higher commissions and incentive compensation expenses, and higher professional fees.  These increases were partially offset by a decrease in amortization of tax credit investments totaling $19.8 million.

Salaries and employee benefits increased $8.6 million for the three months ended September 30, 2019 and $20.5 million for the nine months ended September 30, 2019 when compared to the same periods in 2018 primarily due to higher salaries and employee benefits attributable to the Klein partnership.  Also contributing to the increase in salaries and benefits were higher commissions and incentive compensation expenses.

Equipment expenses increased $2.0 million for the nine months ended September 30, 2019 when compared to the same period in 2018 primarily due to higher equipment expenses attributable to the Klein partnership and an increase in small equipment expenses.

Professional fees increased $1.8 million for the three months ended September 30, 2019 and $4.0 million for the nine months ended September 30, 2019 when compared to the same periods in 2018 primarily due to higher consulting fees.

FDIC assessment expenses decreased $1.8 million for the three months ended September 30, 2019 and $4.0 million for the nine months ended September 30, 2019 when compared to the same periods in 2018 primarily due to the elimination of an FDIC surcharge.

Amortization of intangibles increased $0.9 million for the three months ended September 30, 2019 and $2.7 million for the nine months ended September 30, 2019 when compared to the same periods in 2018 primarily due to amortization of core deposit intangibles related to the Klein acquisition.

Amortization of tax credit investments decreased $8.0 million for the three months ended September 30, 2019 and $19.8 million for the nine months ended September 30, 2019 when compared to the same periods in 2018. The recognition of tax credit amortization expense is contingent upon the successful rehabilitation of a historic building or completion of a solar project within the reporting period. Many factors including weather, labor availability, building regulations, inspections, and other unexpected construction delays related to a rehabilitation project can cause a project to exceed its estimated completion date.  See Note 13 to the consolidated financial statements for additional information on our tax credit investments.

Other expense increased $0.9 million for the three months ended September 30, 2019 when compared to the three months ended September 30, 2018 primarily due to an unfavorable variance in provision for unfunded commitments.  Other expense decreased $4.1 million for the nine months ended September 30, 2019 when compared to the nine months ended September 30, 2018 primarily due to impairments of long-lived assets of $2.5 million in the nine months ended September 30, 2018 related to branch consolidations and higher integration expenses associated with the Anchor (MN) partnership totaling $1.5 million in the nine months ended September 30, 2018.

Provision for Income Taxes

We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes.  The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by a tax benefit from our tax credit investments and interest on tax-exempt securities and loans.  The provision for income taxes, as a percentage of pre-tax income, was 16.0% for the three months ended September 30, 2019, compared to 9.4% for the three months ended September 30, 2018.  The provision for income taxes, as a percentage of pre-tax income, was 17.7% for the nine months ended September 30, 2019, compared to 9.3% for the nine months ended September 30, 2018.  In accordance with ASC 740-270,

Accounting for Interim Reporting, the provision for income taxes was recorded at September 30, 2019 based on the current estimate of the effective annual rate.  The higher effective tax rate during the three and nine months ended September 30, 2019 when compared to the same periods in 2018 was primarily the result of a decrease in federal tax credits available as well as an increase in pre-tax book income.  See Note 19 to the consolidated financial statements for additional information.

FINANCIAL CONDITION

Overview

At September 30, 2019, our assets were $20.439 billion, a $2.871 billion increase compared to assets of $17.568 billion at September 30, 2018, and a $710.4 million increase compared to assets of $19.728 billion at December 31, 2018.  The increase from September 30, 2018 to September 30, 2019 was primarily due to the acquisition of Klein in November 2018, which had $2.157 billion in assets as of the closing date of the acquisition, including goodwill of $208.8 million.  An increase in investment securities also contributed to the September 30, 2018 to September 30, 2019 increase in assets.

Earning Assets

Our earning assets are comprised of investment securities, portfolio loans, loans held for sale, money market investments, interest earning accounts with the Federal Reserve, and equity securities.  Earning assets were $17.670 billion at September 30, 2019, a $2.358 billion increase compared to earning assets of $15.312 billion at September 30, 2018, and a $600.0 million increase compared to earning assets of $17.070 billion at December 31, 2018.

Investment Securities

We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements.  However, we also have $33.3 million of U.S. government-sponsored entities and agencies securities, $112.2 million of fixed-rate mortgage-backed securities, and $261.8 million of state and political subdivision securities in our held-to-maturity investment portfolio at September 30, 2019.

Equity securities are recorded at fair value and totaled $6.6 million at September 30, 2019 compared to $5.8 million at September 30, 2018.

At September 30, 2019, the investment securities portfolio, including equity securities, was $5.495 billion compared to $3.927 billion at September 30, 2018, an increase of $1.568 billion.  Investment securities attributable to the Klein acquisition totaled $700.6 million as of the closing date of the acquisition.  Investment securities represented 31% of earning assets at September 30, 2019, compared to 26% at September 30, 2018 and 28% at December 31, 2018.  Excess liquidity generated in 2019 resulted in a higher percentage of investment securities compared to December 31, 2018. Stronger commercial loan demand in the future could result in management’s decision to reduce the securities portfolio.  At September 30, 2019, management does not intend to sell any securities in an unrealized loss position and does not believe we will be required to sell such securities.

The investment securities available-for-sale portfolio had net unrealized gains of $82.4 million at September 30, 2019, compared to net unrealized losses of $96.1 million at September 30, 2018, and net unrealized losses of $49.2 million at December 31, 2018.  Net unrealized gains (losses) increased from December 31, 2018 to September 30, 2019 reflecting higher net unrealized gains on mortgage-backed securities and state and political subdivision securities due to a decline in long-term interest rates.

The investment portfolio had an effective duration of 3.04 at September 30, 2019, compared to 4.49 at September 30, 2018, and 4.00 at December 31, 2018.  Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates.  Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage.  The annualized average yields on investment securities, on a taxable equivalent basis, were 2.82% for the three months ended September 30, 2019 and 2.94% for the nine months ended September 30, 2019, compared to 2.82% for the three months ended September 30, 2018 and 2.78% for the nine months ended September 30, 2018.

Loans Held for Sale

Mortgage loans held for immediate sale in the secondary market were $58.3 million at September 30, 2019, compared to $14.9 million at December 31, 2018.  Certain mortgage loans are committed for sale at or prior to origination at a contracted price to an outside investor.  Other mortgage loans held for immediate sale are hedged with TBA forward agreements and committed for sale when they are ready for delivery and remain on the Company’s balance sheet for a short period of time (typically 30 to 60 days).  These loans are sold without recourse, beyond customary representations and warranties, and Old National has not experienced material losses arising from these sales.  Mortgage originations are subject to volatility due to interest rates and home sales, among other factors.

We have elected the fair value option prospectively for residential loans held for sale.  The aggregate fair value exceeded the unpaid principal balance by $1.8 million at September 30, 2019, compared to $0.5 million at December 31, 2018.

Commercial and Commercial Real Estate Loans

Commercial and commercial real estate loans are the largest classification within earning assets, representing 46% of earning assets at September 30, 2019, compared to 49% at September 30, 2018 and 48% at December 31, 2018.  At September 30, 2019, commercial and commercial real estate loans were $8.063 billion, an increase of $631.9 million, or 9%, compared to September 30, 2018, and a decrease of $129.1 million, or 2%, compared to December 31, 2018.  Commercial and commercial real estate loans attributable to the Klein acquisition totaled $836.8 million as of the closing date of the acquisition.

Residential Real Estate Loans

At September 30, 2019, residential real estate loans held in our loan portfolio were $2.237 billion, an increase of $70.4 million compared to September 30, 2018, and a decrease of $11.8 million compared to December 31, 2018.  Residential real estate loans attributable to the Klein acquisition totaled $77.7 million as of the closing date of the acquisition.  Future increases in interest rates could result in a decline in the level of refinancings and new originations of residential real estate loans.

Consumer Loans

Consumer loans, including automobile loans and personal and home equity loans and lines of credit, increased $22.7 million at September 30, 2019 compared to September 30, 2018, and decreased $85.3 million from December 31, 2018.  Consumer loans attributable to the Klein acquisition totaled $134.6 million as of the closing date of the acquisition.  We continue to see runoff in our less profitable indirect consumer loan portfolio.

Operating Lease Right-of-Use Assets

Old National adopted ASU No. 2016-02, Leases (Topic 842) on January 1, 2019, which required the recognition of operating lease right-of-use assets.  Operating lease right-of-use assets represent the lessee’s right to use, or control the use of, specified assets for the lease term.  Operating lease right-of-use assets are recognized based on the present value of lease payments over the lease term.  Operating lease right-of-use assets totaled $103.0 million at September 30, 2019.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets at September 30, 2019 totaled $1.101 billion, an increase of $230.1 million compared to $870.9 million at September 30, 2018.  During 2018, we recorded $247.8 million of goodwill and other intangible assets associated with the acquisition of Klein.

Net Deferred Tax Assets

Net deferred tax assets decreased $68.1 million compared to September 30, 2018 primarily due to decreases in net deferred tax assets related to net unrealized gains or losses on available-for-sale investment securities, federal tax credits, and net operating loss carryforwards.  Net deferred tax assets decreased $60.5 million compared to

December 31, 2018 primarily due to decreases in net deferred tax assets related to net unrealized gains or losses on available-for-sale investment securities, acquired loans, net operating loss carryforwards, and benefit plan accruals.  Future changes in the corporate tax rate could result in a change in value of Old National’s deferred tax assets and future income tax expense.  See Note 19 to the consolidated financial statements for additional information.

Other Assets

Other assets increased $60.5 million, or 36%, compared to September 30, 2018 and $44.3 million, or 24%, compared to December 31, 2018 primarily due to increases in derivative assets.

Funding

Total funding, comprised of deposits and wholesale borrowings, was $17.280 billion at September 30, 2019, an increase of $2.106 billion from $15.174 billion at September 30, 2018, and an increase of $436.5 million from $16.844 billion at December 31, 2018.  Included in total funding were deposits of $14.448 billion at September 30, 2019, an increase of $1.850 billion from $12.598 billion at September 30, 2018, and an increase of $98.4 million from $14.350 billion at December 31, 2018.  Deposits attributable to the Klein acquisition totaled $1.713 billion as of the closing date of the acquisition. Noninterest-bearing deposits increased $407.9 million from September 30, 2018 to September 30, 2019.  Interest-bearing checking and NOW deposits increased $924.8 million from September 30, 2018 to September 30, 2019, while savings deposits decreased $57.0 million.  Money market deposits increased $636.6 million from September 30, 2018 to September 30, 2019, while time deposits decreased $62.1 million.

We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position.  At September 30, 2019, wholesale borrowings, including federal funds purchased and interbank borrowings, securities sold under agreements to repurchase, FHLB advances, and other borrowings, totaled $2.832 billion, an increase of $255.8 million from September 30, 2018, and an increase of $338.1 million from December 31, 2018.  Wholesale funding as a percentage of total funding was 16% at September 30, 2019, 17% at September 30, 2018, and 15% at December 31, 2018.  The increase in wholesale funding from September 30, 2018 to September 30, 2019 was due to increases in FHLB advances and securities sold under agreements to repurchase, partially offset by a decrease in federal funds purchased and interbank borrowings.

Operating Lease Liabilities

The adoption of ASU No. 2016-02, Leases (Topic 842) on January 1, 2019 also required the recognition of operating lease liabilities.  Operating lease liabilities represent a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis.  Operating lease liabilities totaled $107.3 million at September 30, 2019.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities increased $45.9 million, or 27%, from September 30, 2018 and $23.6 million, or 12%, compared to December 31, 2018 primarily due to investment securities purchased but not settled before September 30, 2019.  The increase in accrued expenses and other liabilities from December 31, 2018 to September 30, 2019 was partially offset by decreases in accrued expenses related to the Klein acquisition and decreases in unfunded commitments on various tax credit investments.

Capital

Shareholders’ equity totaled $2.833 billion at September 30, 2019, compared to $2.221 billion at September 30, 2018 and $2.690 billion at December 31, 2018.  Shareholders’ equity at September 30, 2019 included $406.5 million from the 22.8 million shares of Common Stock that were issued in conjunction with the acquisition of Klein.  The change in unrealized gains (losses) on available-for-sale investment securities increased equity by $101.6 million during the nine months ended September 30, 2019.  Old National repurchased 5.6 million shares of Common Stock in the nine months ended September 30, 2019 under a stock repurchase plan that was approved by the Company’s Board of Directors, which reduced equity by $91.9 million.  We also paid cash dividends of $0.39 per share in the nine months ended September 30, 2019, which reduced equity by $67.4 million.  The Company’s Common Stock is traded on the NASDAQ under the symbol “ONB” with 37,053 shareholders of record at September 30, 2019.

Capital Adequacy

Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At September 30, 2019, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of well-capitalized based on the most recent regulatory definition.

At September 30, 2019, Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

	Regulatory Guidelines	September 30,		December 31,
	Minimum	2019	2018	2018
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	8.79%	8.56%	9.17%
Common equity Tier 1 capital to risk-adjusted total assets	7.00	12.03	11.09	11.36
Tier 1 capital to risk-adjusted total assets	8.50	12.03	11.09	11.36
Total capital to risk-adjusted total assets	10.50	12.97	12.09	12.27
Shareholders' equity to assets	N/A	13.86	12.64	13.63

At September 30, 2019, Old National Bank, Old National’s bank subsidiary, maintained a strong capital position as evidenced by the following comparisons of key industry ratios.

	Regulatory Guidelines	Well Capitalized	September 30,		December 31,
	Minimum	Guidelines	2019	2018	2018
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	5.00%	9.57%	9.08%	9.58%
Common equity Tier 1 capital to risk-adjusted
total assets	7.00	6.50	13.00	11.86	11.98
Tier 1 capital to risk-adjusted total assets	8.50	8.00	13.00	11.86	11.98
Total capital to risk-adjusted total assets	10.50	10.00	13.51	12.39	12.47

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

Investment Activities

We carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral.  At September 30, 2019, we had pooled trust preferred securities with a fair value of $7.7 million, or less than 1% of the available-for-sale securities portfolio.  These securities remained classified as available-for-sale and at September 30, 2019, the unrealized loss on our pooled trust preferred securities was $6.1 million. The fair value of these securities should improve as we get closer to maturity, but not in all cases.  There was no OTTI recorded during the nine months ended September 30, 2019 or 2018.

All of our mortgage-backed securities are backed by U.S. government-sponsored or federal agencies.  Municipal bonds, corporate bonds, and other debt securities are evaluated by reviewing the credit-worthiness of the issuer and general market conditions.  See Note 5 to the consolidated financial statements for additional details about our investment security portfolio.

Counterparty Exposure

Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation.  We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry.  Old National manages exposure to counterparty risk in connection with its derivatives transactions by generally engaging in transactions with counterparties having ratings of at least A by Standard & Poor’s Rating Service or A2 by Moody’s Investors Service.  Total credit exposure is monitored by counterparty and managed within limits that management believes to be prudent. Old National’s net counterparty exposure was a liability of $51.1 million at September 30, 2019.

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

We lend to commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling, and retailing.  Old National manages concentrations of credit exposure by industry, product, geography, customer relationship, and loan size.  At September 30, 2019, our average commercial loan size was under $300,000 and our average commercial real estate loan size was under $675,000.  In addition, while loans to lessors of both residential and non-residential real estate exceed 10% of total loans, no individual sub-segment category within those broader categories reaches the 10% threshold.  At September 30, 2019, we had minimal exposure to foreign borrowers and no sovereign debt.  Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Kentucky, Michigan, Wisconsin, and Minnesota.  We are experiencing a slow and gradual improvement in the economy of our principal markets.  Management expects that trends in under-performing, criticized, and classified loans will be influenced by the degree to which the economy strengthens or weakens.

On November 1, 2018, Old National closed on its acquisition of Klein.  As of the closing date of the acquisition, loans totaled $1.049 billion and other real estate owned totaled $1.0 million.  In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date.  Old National reviewed the acquired loans and determined that as of September 30, 2019, $27.3 million met the definition of criticized and $37.7 million were considered classified (of which $12.1 million are reported with nonaccrual loans).  Our current preference would be to work these loans and avoid foreclosure actions unless additional credit deterioration becomes apparent.  These acquired impaired loans are included in our summary of under-performing, criticized, and classified assets found below.

Summary of under-performing, criticized, and classified assets:

	September 30,		December 31,
(dollars in thousands)	2019	2018	2018
Nonaccrual loans:
Commercial	$37,880	$36,515	$38,648
Commercial real estate	70,443	81,233	86,601
Residential real estate	20,759	23,435	24,954
Consumer	9,416	7,633	7,281
Total nonaccrual loans (1)	138,498	148,816	157,484
Renegotiated loans not on nonaccrual	18,884	17,547	17,356
Past due loans (90 days or more and still accruing):
Commercial	100	1	52
Commercial real estate	—	—	40
Residential real estate	64	190	258
Consumer	539	789	1,003
Total past due loans	703	980	1,353
Other real estate owned	2,941	3,563	3,232
Total under-performing assets	$161,026	$170,906	$179,425
Classified loans (includes nonaccrual, renegotiated, past due 90 days, and other problem loans)	$285,188	$257,053	$334,785
Other classified assets (2)	2,556	3,070	2,820
Criticized loans	233,519	181,165	238,752
Total criticized and classified assets	$521,263	$441,288	$576,357
Asset Quality Ratios:
Non-performing loans/total loans (3) (4)	1.31%	1.47%	1.43%
Under-performing assets/total loans and other real estate owned (3)	1.34	1.51	1.47
Under-performing assets/total assets	0.79	0.97	0.91
Allowance for loan losses/under-performing assets (5)	35.34	30.84	30.91
Allowance for loan losses/nonaccrual loans (1)	41.09	35.42	35.22
(1)

Includes purchased credit impaired loans of $11.0 million at September 30, 2019, $9.9 million at September 30, 2018, and $20.5 million at December 31, 2018 that are categorized as nonaccrual for credit analysis purposes because the collection of principal or interest is doubtful.  However, these loans are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

(2)	Includes one pooled trust preferred security and one insurance policy at September 30, 2019.
(3)	Loans exclude loans held for sale.
(4)	Non-performing loans include nonaccrual and renegotiated loans.
(5)

Because the acquired loans were recorded at fair value at the date of acquisition, the credit risk is incorporated in the fair value recorded.  No allowance for loan losses is recorded on the acquisition date.

Under-performing assets totaled $161.0 million at September 30, 2019, compared to $170.9 million at September 30, 2018 and $179.4 million at December 31, 2018.  Under-performing assets as a percentage of total loans and other real estate owned at September 30, 2019 were 1.34%, a decrease of 17 basis points from 1.51% at September 30, 2018 and a decrease of 13 basis points from 1.47% at December 31, 2018.

Nonaccrual loans decreased from September 30, 2018 primarily due to a decrease in commercial real estate nonaccrual loans.  Nonaccrual loans at September 30, 2019 include $12.1 million of loans related to the Klein acquisition.  As a percentage of nonaccrual loans, the allowance for loan losses was 41.09% at September 30, 2019, compared to 35.42% at September 30, 2018 and 35.22% at December 31, 2018.  PCI loans that were included in the nonaccrual category for credit analysis purposes because the collection of principal or interest is doubtful totaled $11.0 million at September 30, 2019, compared to $9.9 million at September 30, 2018 and $20.5 million at December 31, 2018. However, they are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

Total criticized and classified assets were $521.3 million at September 30, 2019, an increase of $80.0 million from September 30, 2018, and a decrease of $55.1 million from December 31, 2018. Other classified assets include investment securities that fell below investment grade rating totaling $2.6 million at September 30, 2019, compared to $3.1 million at September 30, 2018 and $2.8 million at December 31, 2018.

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

At September 30, 2019, our TDRs consisted of $17.1 million of commercial loans, $18.3 million of commercial real estate loans, $2.8 million of residential loans, and $2.2 million of consumer loans totaling $40.4 million.  TDRs included with nonaccrual loans totaled $21.8 million at September 30, 2019.  At December 31, 2018, our TDRs consisted of $10.3 million of commercial loans, $27.6 million of commercial real estate loans, $3.4 million of residential loans, and $2.4 million of consumer loans totaling $43.7 million.  TDRs included with nonaccrual loans totaled $26.3 million at December 31, 2018.

Old National has allocated specific reserves to customers whose loan terms have been modified in TDRs totaling $6.3 million at September 30, 2019 and $3.0 million of December 31, 2018.  At September 30, 2019, Old National had committed to lend an additional $1.8 million to customers with outstanding loans that are classified as TDRs.

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

PCI loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition.  If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually.  If the PCI loan is being accounted for as part of a pool, it will not be removed from the pool.  At September 30, 2019, it has not been necessary to remove any loans from PCI accounting.

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

Allowance for Loan Losses and Reserve for Unfunded Commitments

Loan charge-offs, net of recoveries, totaled $0.8 million for the three months ended September 30, 2019, compared to $1.7 million for the three months ended September 30, 2018.  Annualized, net charge-offs (recoveries) to average loans were 0.03% for the three months ended September 30, 2019 compared to 0.06% for the three months ended September 30, 2018.  Loan charge-offs, net of recoveries, totaled $2.0 million for the nine months ended September 30, 2019, compared to $1.2 million for the nine months ended September 30, 2018.  Annualized, net charge-offs (recoveries) to average loans were 0.02% for the nine months ended September 30, 2019 compared to 0.01% for the nine months ended September 30, 2018.  Management will continue its efforts to reduce the level of non-performing loans and may consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for loan losses.

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

At September 30, 2019, the allowance for loan losses was $56.9 million, an increase of $4.2 million compared to $52.7 million at September 30, 2018, and an increase of $1.4 million compared to $55.5 million at December 31, 2018. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense.

As a percentage of total loans excluding loans held for sale, the allowance was 0.47% at September 30, 2019, compared to 0.47% at September 30, 2018 and 0.45% at December 31, 2018.

The following table provides additional details of the components of the allowance for loan losses, including ASC 450, Contingencies, for loans collectively evaluated for impairment, ASC 310-10, Receivables, for loans individually evaluated for impairment, and ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, for loans acquired with deteriorated credit quality:

	Collectively	Individually	Acquired with
	Evaluated for	Evaluated for	Deteriorated
(dollars in thousands)	Impairment	Impairment	Credit Quality	Total
Originated loans	$9,329,103	$86,525	$—	$9,415,628
Acquired loans	2,605,085	28,599	55,407	2,689,091
Total loans	$11,934,188	$115,124	$55,407	$12,104,719
Remaining purchase discount	(68,314)	(1,227)	(17,530)	(87,071)
Loans, net of discount	$11,865,874	$113,897	$37,877	$12,017,648

Allowance, January 1, 2019	$40,642	$14,341	$478	$55,461
Charge-offs	(6,483)	(1,914)	(88)	(8,485)
Recoveries	2,906	3,462	83	6,451
Provision expense	7,160	(3,549)	(128)	3,483
Allowance, September 30, 2019	$44,225	$12,340	$345	$56,910

We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements.  The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment.  The reserve for unfunded loan commitments is classified as a liability account on the balance sheet and totaled $2.3 million at September 30, 2019, compared to $2.5 million at December 31, 2018.

Old National will adopt ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”) effective January 1, 2019.  The main objective of this amendment is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  The amendment requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to enhance their credit loss estimates.  As of the beginning of the first reporting period in which the new standard is effective, Old National expects to recognize a one-time cumulative effect adjustment increasing the allowance for loan losses, since the ASU covers credit losses over the expected life of a loan as well as considering future changes in macroeconomic conditions.  Old National currently estimates an increase to the allowance for credit losses of approximately $35 million to $45 million upon adoption, which includes a range of $3 million to $8 million for off-balance sheet exposures.  At this point in time, the vast majority of this increase is related to the acquired loan portfolio.  Under the current accounting guidance, any remaining unamortized loan discount on an individual loan can be used to offset a charge-off for that loan, so the allowance for loan losses needed for the acquired loans is reduced by the remaining loan discounts.  The new accounting under the ASU removes the ability to offset a charge-off against the remaining loan discount and requires an allowance for credit losses to be recognized in addition to the loan discount.  The ultimate impact of adopting the ASU will be highly dependent on credit quality, macroeconomic forecasts and conditions, composition of our loans and securities portfolios, and other management judgements at the time of adoption. The transition adjustment to record the allowance for credit losses may fall outside of management’s estimated increase based on material changes in these dependencies, specifically the macroeconomic forecast and conditions, used in calculating the allowance for credit losses upon the adoption of CECL.

Old National does not expect a material allowance for credit losses to be recorded on held-to-maturity securities under the CECL credit impairment model, as the composition of these securities are government agency-backed securities for which the risk the risk of loss is minimal.  Additionally, Old National does not expect a material allowance for credit losses to be recorded on its available-for-sale debt securities under the available-for-sale debt security impairment model, as the majority of these securities are government agency-backed securities for which the risk of loss is minimal.

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

The following table illustrates our projected net interest income sensitivity over a two year cumulative horizon based on the asset/liability model at September 30, 2019 and 2018:

	Immediate
	Rate Decrease		Immediate Rate Increase
	-50		+100	+200	+300
(dollars in thousands)	Basis Points	Base	Basis Points	Basis Points	Basis Points
September 30, 2019
Projected interest income:
Money market, other interest earning investments, and investment securities	$312,946	$330,216	$353,274	$367,236	$380,849
Loans	1,007,193	1,064,314	1,184,097	1,299,709	1,413,164
Total interest income	1,320,139	1,394,530	1,537,371	1,666,945	1,794,013
Projected interest expense:
Deposits	101,683	140,784	234,087	327,527	420,967
Borrowings	108,043	119,660	147,381	176,206	205,321
Total interest expense	209,726	260,444	381,468	503,733	626,288
Net interest income	$1,110,413	$1,134,086	$1,155,903	$1,163,212	$1,167,725
Change from base	$(23,673)		$21,817	$29,126	$33,639
% change from base	(2.09)%		1.92%	2.57%	2.97%

September 30, 2018
Projected interest income:
Money market, other interest earning investments, and investment securities	$238,894	$245,374	$258,572	$271,183	$283,562
Loans	968,240	1,023,923	1,136,505	1,247,110	1,357,113
Total interest income	1,207,134	1,269,297	1,395,077	1,518,293	1,640,675
Projected interest expense:
Deposits	68,155	101,836	181,611	260,799	339,983
Borrowings	113,459	131,669	168,032	204,404	240,783
Total interest expense	181,614	233,505	349,643	465,203	580,766
Net interest income	$1,025,520	$1,035,792	$1,045,434	$1,053,090	$1,059,909
Change from base	$(10,272)		$9,642	$17,298	$24,117
% change from base	(0.99)%		0.93%	1.67%	2.33%

Our asset sensitivity increased year over year primarily due to changes in our hedging strategies, balance sheet mix, investment duration, and prepayment speed behavior.

A key element in the measurement and modeling of interest rate risk is the re-pricing assumptions of our transaction deposit accounts, which have no contractual maturity dates.  Because the models are driven by expected behavior in various interest rate scenarios and many factors besides market interest rates affect our net interest income, we recognize that model outputs are not guarantees of actual results.  For this reason, we model many different combinations of interest rates and balance sheet assumptions to understand our overall sensitivity to market interest rate changes, including shocks, ramps, yield curve flattening, yield curve steepening, as well as forecasts of likely interest rate scenarios.  At September 30, 2019, our projected net interest income sensitivity based on the asset/liability models we utilize was within the limits of our interest rate risk policy for the scenarios tested.

We use derivative instruments, primarily interest rate swaps, collars, and floor spreads, to mitigate interest rate risk, including certain cash flow hedges on variable-rate assets and liabilities with a notional amount of $535 million at September 30, 2019.  Our derivatives had an estimated fair value gain of $54.9 million at September 30, 2019, compared to an estimated fair value gain of $16.5 million at December 31, 2018.  See Note 20 to the consolidated financial statements for further discussion of derivative financial instruments.

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

A time deposit maturity schedule for Old National Bank is shown in the following table at September 30, 2019.

(dollars in thousands)
Maturity Bucket	Amount	Rate
2019	$640,625	1.73%
2020	864,303	1.64
2021	154,333	1.31
2022	70,583	1.40
2023	55,600	1.73
2024 and beyond	44,619	1.75
Total	$1,830,063	1.64%

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

The credit ratings of Old National and Old National Bank at September 30, 2019 are shown in the following table.

Moody's Investor Service
	Long-term	Short-term
Old National	A3	N/A
Old National Bank	Aa3	P-1

Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well.  At September 30, 2019, Old National and its subsidiaries had the following availability of liquid funds and borrowings:

	Parent
(dollars in thousands)	Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$30,714	$389,536
Unencumbered government-issued debt securities	—	2,302,441
Unencumbered investment grade municipal securities	—	627,127
Unencumbered corporate securities	—	146,191
Availability of borrowings:
Amount available from Federal Reserve discount window*	—	377,268
Amount available from Federal Home Loan Bank Indianapolis*	—	339,655
Total available funds	$30,714	$4,182,218
*	Based on collateral pledged

Old National Bancorp has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows, and funds used for acquisitions.  Old National Bancorp can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit, and through the issuance of debt securities.  Additionally, Old National Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt and equity markets.  At September 30, 2019, Old National Bancorp’s other borrowings outstanding were $231.7 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements include commitments to extend credit and financial guarantees.  Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers.  Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $2.891 billion and standby letters of credit of $93.3 million at September 30, 2019.  At September 30, 2019, approximately $2.650 billion of the loan commitments had fixed rates and $241.2 million had floating rates, with the floating rates ranging from 1% to 15%.  At December 31, 2018, loan commitments were $3.566 billion and standby letters of credit were $319.0 million.  The term of these off-balance sheet arrangements is typically one year or less.

Old National is a party in risk participation transactions of interest rate swaps, which had total notional amount of $38.5 million at September 30, 2019.

CONTRACTUAL OBLIGATIONS

The following table presents our significant fixed and determinable contractual obligations at September 30, 2019:

	Payments Due In
	One Year	One to	Three to	Over
(dollars in thousands)	or Less (1)	Three Years	Five Years	Five Years	Total
Deposits without stated maturity	$12,618,289	$—	$—	$—	$12,618,289
IRAs, consumer, and brokered certificates of deposit	640,625	1,018,636	126,183	44,619	1,830,063
Federal funds purchased and interbank borrowings	240,589	—	—	—	240,589
Securities sold under agreements to repurchase	337,551	—	—	—	337,551
FHLB advances	200,480	70,000	157,164	1,574,316	2,001,960
Other borrowings	120	1,023	1,144	249,476	251,763
Fixed interest payments (2)	12,672	97,460	90,986	125,847	326,965
Operating leases	4,314	32,470	23,820	69,091	129,695
Other long-term liabilities (3)	7,162	21,538	447	49	29,196
(1)	For the remaining three months of fiscal 2019.
(2)

Our senior notes, subordinated notes, certain trust preferred securities, and certain FHLB advances have fixed rates ranging from 0.68% to 4.96%.  All of our other long-term debt is at LIBOR based variable rates at September 30, 2019.  The projected variable interest assumes no increase in LIBOR rates from September 30, 2019.

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

Management’s analysis of probable losses in the portfolio at September 30, 2019 resulted in a range for allowance for loan losses of $18.2 million.  The range pertains to general (FASB ASC 450, Contingencies) reserves for both retail and performing commercial loans.  Specific (FASB ASC 310, Receivables) reserves do not have a range of probable loss.  Due to the risks and uncertainty associated with the economy and our projection of loss rates inherent in the portfolio, we establish a range of probable outcomes (a high-end estimate and a low-end estimate) and evaluate our position within this range.  The potential effect to net income based on our position in the range relative to the high and low endpoints is a decrease of $2.0 million and an increase of $11.7 million, respectively, after taking into account the tax effects.  These sensitivities are hypothetical and may not represent actual results.

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

Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect.  Therefore, undue reliance should not be placed upon these estimates and statements.  We cannot assure that any of these statements, estimates, or beliefs will be realized and actual results may differ from those contemplated in these “forward-looking statements.”  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised to consult further disclosures we may make on related subjects in our filings with the SEC.  In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include the following:

•	market, economic, operational, liquidity, credit, and interest rate risks associated with our business;
•	competition;
•	government legislation and policies (including the impact of the Dodd-Frank Wall Street Reform and the Consumer Protection Act and its related regulations);
•	our ability to execute our business plan;
•	changes in the economy which could materially impact credit quality trends and the ability to generate loans and gather deposits;
•	failure or circumvention of our internal controls;
•	failure or disruption of our information systems;
•	significant changes in accounting, tax, or regulatory practices or requirements, including the impact of the new CECL standard;
•	new legal obligations or liabilities or unfavorable resolutions of litigations;
•	disruptive technologies in payment systems and other services traditionally provided by banks; and
•	computer hacking and other cybersecurity threats.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

07/01/19 - 07/31/19	926	$16.77	—	3,652,877
08/01/19 - 08/31/19	2,053,690	16.85	2,053,502	1,599,375
09/01/19 - 09/30/19	151,522	16.50	151,206	1,448,169
Quarter-to-date 09/30/19	2,206,138	$16.82	2,204,708	1,448,169

In the first quarter of 2019, the Board of Directors approved the repurchase of up to 7.0 million shares of the Company’s stock to be repurchased, as conditions warrant, through January 31, 2020.  During the three months ended September 30, 2019, Old National also repurchased a limited number of shares associated with employee share-based incentive programs.

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

101

The following materials from Old National’s Form 10-Q Report for the quarterly period ended September 30, 2019, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from Old National’s Form 10-Q Report for the quarterly period ended September 30, 2019, formatted in inline XBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD NATIONAL BANCORP
(Registrant)

By:	/s/ Brendon B. Falconer
Brendon B. Falconer
Senior Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

Date: October 30, 2019