Form 10-K
period 2019-12-31
OLD NATIONAL BANCORP /IN/
filed 2020-02-12
CIK 707179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the registrant’s voting common stock held by non-affiliates on June 30, 2019, was $2,814,350,333 (based on the closing price on that date of $16.59).  In calculating the market value of securities held by non-affiliates of the registrant, the registrant has treated as securities held by affiliates as of June 30, 2019, voting stock owned of record by its directors and principal executive officers, and voting stock held by the registrant's trust department in a fiduciary capacity for benefit of its directors and principal executive officers.  This calculation does not reflect a determination that persons are affiliates for any other purposes.

The number of shares outstanding of the registrant's common stock, as of January 31, 2020, was 169,054,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2020 are incorporated by reference into Part III of this Form 10-K.

OLD NATIONAL BANCORP

2019 ANNUAL REPORT ON FORM 10-K

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

Anchor Bank (MN):  Anchor Bank, N.A.

Anchor (WI):  Anchor BanCorp Wisconsin Inc.

AnchorBank (WI):  AnchorBank, fsb

AOCI:  accumulated other comprehensive income (loss)

AQR:  asset quality rating

ASC:  Accounting Standards Codification

ASU:  Accounting Standards Update

ATM:  automated teller machine

CDO:  collateralized debt obligation

CECL:  current expected credit loss

CFPB:  Consumer Financial Protection Bureau

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

GDP:  gross domestic product

Klein:  Klein Financial, Inc.

LGD:  loss given default

LIBOR:  London Interbank Offered Rate

LIHTC:  Low Income Housing Tax Credit

LTV:  loan-to-value

N/A:  not applicable

N/M:  not meaningful

NASDAQ:  The NASDAQ Stock Market LLC

NOW:  negotiable order of withdrawal

OCC:  Office of the Comptroller of the Currency

ONI:  ONB Insurance Group, Inc.

OTTI:  other-than-temporary impairment

PCD:  purchased with credit deterioration

PCI:  purchased credit impaired

PD:  probability of default

PSA:  prepayment speed assumptions

Renewable Energy:  investment tax credits for solar projects

SAB:  Staff Accounting Bulletin

SEC:  Securities and Exchange Commission

SOFR:  Secured Overnight Financing Rate

TBA:  to be announced

TDR:  troubled debt restructuring

OLD NATIONAL BANCORP

2019 ANNUAL REPORT ON FORM 10-K

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

Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect.  Therefore, undue reliance should not be placed upon these estimates and statements.  We cannot assure that any of these statements, estimates, or beliefs will be realized and actual results may differ from those contemplated in these “forward-looking statements.”  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised to consult further disclosures we may make on related subjects in our filings with the SEC.  In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include the following:

•	market, economic, operational, liquidity, credit, and interest rate risks associated with our business;
•	competition;
•	government legislation and policies (including the impact of the Dodd-Frank Wall Street Reform and the Consumer Protection Act and its related regulations);
•	our ability to execute our business plan, including the anticipated impact from the ONB Way strategic plan that may differ from current estimates;
•	changes in the economy which could materially impact credit quality trends and the ability to generate loans and gather deposits;
•	failure or circumvention of our internal controls;
•	failure or disruption of our information systems;
•	significant changes in accounting, tax, or regulatory practices or requirements, including the impact of the new CECL standard;
•	new legal obligations or liabilities or unfavorable resolutions of litigations;
•	disruptive technologies in payment systems and other services traditionally provided by banks; and
•	computer hacking and other cybersecurity threats.

Investors should consider these risks, uncertainties, and other factors in addition to risk factors included in this filing and our other filings with the SEC.

PART I

ITEM 1.	BUSINESS

GENERAL

Old National is a financial holding company incorporated in the state of Indiana and maintains its principal executive office in Evansville, Indiana.  We, through our wholly-owned banking subsidiary, provide a wide range of services, including commercial and consumer loan and depository services, private banking, brokerage, trust, investment advisory, and other traditional banking services.  At December 31, 2019, we employed 2,709 full-time equivalent associates.

COMPANY PROFILE

Old National Bank, our wholly-owned banking subsidiary (“Old National Bank”), was founded in 1834 and is the oldest company in Evansville, Indiana.  In 1982, Old National Bancorp was formed; in 2001 we became a financial holding company and we are currently the largest financial holding company headquartered in the state of Indiana with consolidated assets of $20.4 billion at December 31, 2019.

At December 31, 2019, Old National Bank operated 192 banking centers located primarily in Indiana, Kentucky, Michigan, Wisconsin, and Minnesota. Each of the branches of Old National Bank provide a group of similar community banking services, including such products and services as commercial, real estate and consumer loans, time deposits, checking and savings accounts, cash management, brokerage, trust, and investment advisory services.  The individual bank branches located throughout our Midwest footprint have similar operating and economic characteristics.

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

In January 2020, Old National commenced implementation of a strategic plan (“The ONB Way”), which has various detailed business objectives designed to keep the Company’s clients at the center of all we do.  The ONB Way includes:

•	Realigning the organization into clearly defined segments to align leaders and relationship managers with the client segment they can best serve (while not wavering on our commitment to community).
•	Deepening client relationships through integrated Commercial, Community Banking, and Wealth teams.
•	Simplifying and improving the end-to-end banking/borrowing journey while adhering to strong risk management principles.
•	Creating a new Wealth Division that combines wealth management, investments, and private banking for a simplified, highly consultative client experience firmly rooted in financial planning.
•	Investing in our operational and information technology infrastructure to meet our clients “where they are” and ensure that we keep pace with technology and client digital expectations.

MARKET AREA

We own the largest bank headquartered in Indiana.  Operating from a home base in Evansville, Indiana, we have continued to grow our footprint in Indiana, Kentucky, Michigan, Wisconsin, and Minnesota.  Since the beginning of 2011, Old National has transformed its franchise by reducing low-return businesses and low-growth markets and investing in higher-growth markets.

The following table reflects information on the top markets we currently serve, demonstrating that our largest metropolitan statistical areas compare favorably to the national average.

	Percent of					2020-2025
	Old			2020-2025	2020	Projected
	National	Deposits	2010-2020	Projected	Median	Household
	Bank	Per	Population	Population	Household	Income
	Franchise	Branch	Change	Change	Income	Change
Metropolitan Statistical Area	(%)	($M)	(%)	(%)	($)	(%)
Minneapolis-St. Paul-Bloomington, MN-WI (1)	20.8	93.6	10.0	4.4	84,241	11.5
Evansville, IN-KY	16.4	139.0	1.0	0.9	56,517	10.7
Indianapolis-Carmel-Anderson, IN	8.4	55.1	10.1	3.8	65,306	11.2
Madison, WI (1)	5.8	48.8	10.7	3.8	77,671	12.2
Bloomington, IN (1)	4.7	135.4	5.8	2.5	54,429	16.3
Fort Wayne, IN (1)	3.6	102.8	6.4	3.0	58,865	10.6
Terre Haute, IN	2.8	66.9	(2.0)	0.0	47,477	5.7
Jasper, IN	2.5	72.8	0.6	1.1	64,196	8.4
Ann Arbor, MI (1)	2.2	77.5	8.7	3.0	75,938	13.8
Adrian, MI (1)	2.1	61.1	(1.8)	(0.3)	61,701	12.1

National average			7.0	3.3	66,010	9.9

Weighted average or sum total Old National Bank top 5	56.0	86.8	9.6	4.0	67,633	12.2

Weighted average or sum total Old National Bank top 10	69.2	84.5	8.9	3.7	64,634	11.4

(1) Expansion markets weighted average	39.1	82.8	9.4	4.0	68,808	12.7

Weighted average total Old National Bank			4.8	2.2	65,019	10.9

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

Our most recent acquisitions included the following:

•	Michigan-based Founders Financial Corporation through a stock and cash merger on January 1, 2015 that added four branches in the Grand Rapids, Michigan market;
•	Anchor BanCorp Wisconsin Inc. through a stock and cash merger on May 1, 2016 that added 46 branches in the Madison, Milwaukee, and Fox Valley triangle markets;
•	Anchor Bank, N.A., headquartered in the Twin Cities, through a stock and cash merger on November 1, 2017 that added 17 branches in Minnesota; and
•	Minnesota-based Klein through a 100% stock merger on November 1, 2018 that added 18 branches serving the Twin Cities and its western communities.

In regard to future partnerships, we are an active looker and a selective buyer.  We are patient and continue to wait for the perfect pitch while we remain focused on execution.

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

Since the beginning of 2011 through the end of 2019, we have consolidated 159 banking centers.  Over the same period, we have more than doubled our assets and have increased our average total deposits per branch from $34 million to approximately $76 million, while only increasing our number of banking centers by 31 to 192.

Another component of The ONB Way is the optimization of our branch network. This optimization, which includes 31 banking centers scattered throughout the footprint that will be consolidated in April 2020, reflects an ongoing shift among our clients toward digital banking solutions. Many of the facilities to be consolidated are in smaller markets, several of which were added in recent years through partnership activity.  By state, these consolidations include ten banking centers in both Wisconsin and Indiana, five in Michigan, four in Minnesota, and two in Kentucky.

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

The Dodd-Frank Act.  On July 21, 2010, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act significantly restructured the financial regulatory environment in the United States. The Dodd-Frank Act contains numerous provisions that affect all bank holding companies and banks, including Old National and Old National Bank, some of which are described in more detail below.  The scope and impact of many of the Dodd-Frank Act provisions were determined and issued over time. The impact of the Dodd-Frank Act on Old National has been substantial.  Provisions in the legislation affect the payment of interest on demand deposits, collection of interchange fees associated with certain deposits, and placed limits on certain revenues on those deposits.

The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”), which was enacted in May 2018, repealed or modified several provisions of the Dodd-Frank Act.  Certain key provisions of the Economic Growth Act and its implementing regulations include:

•	elimination of supervisory stress testing and company run stress testing for bank holding companies with less than $250 billion in assets;
•	prohibiting federal banking regulators from imposing higher capital standards on High Volatility Commercial Real Estate exposures unless they are for acquisition, development, or construction;
•	exempting from appraisal requirements certain transactions involving real property in rural areas and valued at less than $400,000; and
•

requiring the CFPB to provide guidance on how the Truth in Lending Act-Real Estate Settlement Procedures Act Integrated Disclosure applies to mortgage assumption transactions and construction-to-permanent home loans, as well the extent to which lenders can rely on model disclosures that do not reflect recent regulatory changes.

The Volcker Rule.  Section 619 of the Dodd-Frank Act contains provisions prohibiting proprietary trading and restricting the activities involving private equity and hedge funds (the “Volcker Rule”).  Rules implementing the Volcker Rule were adopted in December 2013.  Proprietary trading is defined as the trading of securities, derivatives, or futures (or options on any of the foregoing) as principal, where such trading is principally for the purpose of short-term resale, benefiting from actual or expected short-term price movements and realizing short-term arbitrage profits. The rule’s definition of proprietary trading specifically excludes market-making-related activity, certain government issued securities trading and certain risk management activities.  Old National and Old National Bank do not engage in any prohibited proprietary trading activities.  During 2019, the federal financial agencies announced revisions to the Volcker Rule that will simplify and streamline compliance requirements for Old National Bank.

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

Capital and Liquidity Requirements. Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines.  The FDIC and the OCC have adopted risk-based capital ratio guidelines to which depository institutions under their respective supervision, including Old National Bank, are subject.  The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations.  Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk-weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk.  Old National Bank exceeded all risk-based minimum capital requirements of the FDIC and OCC as of December 31, 2019 and 2018.  For Old National’s regulatory capital ratios and regulatory requirements as of December 31, 2019 and 2018, see Note 26 to the consolidated financial statements.

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

As of January 1, 2019, the Basel III Capital Rules require banking organizations to maintain:

•

a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0%);

•

a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5%);

•

a minimum ratio of total capital (that is, Tier 1 plus Tier 2 capital) to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total capital ratio of 10.5%); and

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

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and investments in the capital of unconsolidated financial institutions be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Beginning in 2020, this framework for regulatory capital deductions to CET1 will be simplified by increasing the deduction threshold to 25% at the individual level for each of the aforementioned categories.  Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, Old National and Old National Bank are given a one-time election (the “Opt-out Election”) to filter certain AOCI components, comparable to the treatment under the current general risk-based capital rule. The Company chose the Opt-out Election on the March 31, 2015 Call Report and FR Y-9C for Old National Bank and Old National, respectively.

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

Management believes that, as of December 31, 2019, Old National and Old National Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income.

The Basel III Capital Rules permit banks with less than $15 billion in assets to continue to treat trust preferred securities as Tier 1 capital.  This treatment is permanently grandfathered as Tier 1 capital for organic growth but not as a result of a merger or acquisition.  On November 1, 2017, Old National acquired Anchor (MN) and exceeded $15 billion in assets. As the result of this acquisition, Tier 1 treatment of trust preferred securities is prohibited and those securities can only be treated as Tier 2 capital.  The Basel III Capital Rules also permit banks with less than

$250 billion in assets to choose to continue excluding unrealized gains and losses on certain securities holdings for purposes of calculating regulatory capital.  As previously reported, Old National chose the Opt-out Election in its March 31, 2015 Call Report.  Additionally, the Basel III Capital Rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of CET1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.

The liquidity framework under the Basel III Capital Rules (the “Basel III liquidity framework”) applies a balance sheet perspective to establish quantitative standards designed to ensure that a banking organization is appropriately positioned to satisfy its short- and long-term funding needs. One test to address short-term liquidity risk is referred to as the liquidity coverage ratio (“LCR”), designed to calculate the ratio of a banking entity’s high-quality liquid assets to its total net cashflows over a 30-day time horizon. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term asset funding by incenting banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt, as well as increase the use of long-term debt as a funding source. The Basel III liquidity framework was implemented as a minimum standard on January 1, 2015, with a phase-in period ending January 1, 2019.  However, the federal banking agencies have not proposed rules implementing the Basel III liquidity framework and have not determined to what extent it will apply to U.S. banks that are not large, internationally active banks.

Management believes that, as of December 31, 2019, Old National Bank would meet the LCR requirement under the Basel III liquidity framework on a fully phased-in basis if such requirements were currently effective. Management’s evaluation of the impact of the NSFR requirement is ongoing as of December 31, 2019.  Requirements to maintain higher levels of liquid assets could adversely impact the Company’s net income.

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

Management believes that, as of December 31, 2019, Old National Bank was “well capitalized” based on the existing ratios and the ratios as modified by the Basel III Capital Rules.

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

Loans to One Borrower.  Old National Bank generally may not make loans or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2019, Old National Bank was in compliance with the loans-to-one-borrower limitations.

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

The anti-money laundering (“AML”) rules codify within the Financial Crimes Enforcement Network (the “FinCEN”) regulations the “pillars” that must be included in a financial institutions AML compliance program. Regulators have communicated their expectations with respect to five pillars: (1) the development of internal policies, procedures, and control; (2) the designation of a compliance officer; (3) the establishment of an ongoing employee training program; (4) the implementation of an independent audit function to test programs; and (5) appropriate risk based procedures for conducting ongoing customer due diligence. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

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

Federal Home Loan Bank System.  Old National Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the FHLBI, Old National Bank is required to acquire and hold shares of capital stock of the FHLBI in an amount at least equal to the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. For Old National Bank, the membership stock purchase requirement is 1.0% of the Mortgage-Related Assets, as defined by the FHLBI, which consists principally of residential mortgage loans and mortgage-backed securities, held by Old National Bank.  The activity-based stock purchase requirement is equal to the sum of: (1) a specified percentage ranging from 2.0% to 5.0%, which for Old National Bank is 5.0%, of outstanding borrowings from the FHLBI; (2) a specified percentage ranging from 0.0% to 5.0%, which for Old National Bank is 3.0%, of the outstanding principal balance of Acquired Member Assets, as defined by the FHLBI, and delivery commitments for Acquired Member Assets; (3) a specified dollar amount related to certain off-balance sheet items, which for Old National Bank is inapplicable; and (4) a specified percentage ranging from 0.0% to 5.0% of the carrying value on the FHLBI’s balance sheet of derivative contracts between the FHLBI and Old National Bank, which for Old National Bank is inapplicable. The FHLBI can adjust the specified percentages and dollar amount from time to time within the ranges established by the FHLBI capital plan. As of December 31, 2019, Old National Bank was in compliance with the minimum stock ownership requirement.

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

Dividend Limitation.  Old National Bank is subject to the provisions of the National Bank Act, is supervised, regulated and examined by the OCC, and is subject to the rules and regulations of the OCC, Federal Reserve and the FDIC.  A substantial portion of Old National’s cash revenue is derived from dividends paid to it by Old National Bank.  These dividends are subject to various legal and regulatory restrictions as summarized in Note 26 to the consolidated financial statements.

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

Old National’s success depends, to a certain extent, upon economic or political conditions, local and national, as well as governmental monetary policies.  Conditions such as recession, unemployment, changes in interest rates, inflation, money supply, and other factors beyond Old National’s control may adversely affect its asset quality, deposit levels, and loan demand and, therefore, Old National’s earnings.  Because Old National has a significant amount of commercial real estate loans, decreases in real estate values could adversely affect the value of property used as collateral.  Adverse changes in the economy may also have a negative effect on the ability of Old National’s borrowers to make timely repayments of their loans, which would have an adverse impact on Old National’s earnings.  In addition, substantially all of Old National’s loans are to individuals and businesses in Old National’s market area.  Consequently, any economic decline in Old National’s primary market areas, which include Indiana, Kentucky, Michigan, Wisconsin, and Minnesota, could have an adverse impact on Old National’s earnings.

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

Old National is an entity separate and distinct from Old National Bank.  Old National Bank conducts most of our operations and Old National depends upon dividends from Old National Bank to service its debt and to pay dividends to Old National’s shareholders.  The availability of dividends from Old National Bank is limited by various statutes and regulations.  It is possible, depending upon the financial condition including liquidity and capital adequacy of Old National Bank and other factors, that the OCC could assert that the payment of dividends or other payments is an unsafe or unsound practice. In addition, the payment of dividends by our other subsidiaries is also subject to the laws of the subsidiary’s state of incorporation, and regulatory capital and liquidity requirements applicable to such subsidiaries.  At December 31, 2019, Old National Bank could pay dividends of $213.1 million without prior regulatory approval.  In the event that Old National Bank was unable to pay dividends to us, we in turn would likely have to reduce or stop paying dividends on our Common Stock.  Our failure to pay dividends on our Common Stock could have a material adverse effect on the market price of our Common Stock.  See “Business – Supervision and Regulation – Dividend Limitations” and Note 26 to the consolidated financial statements.

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

Old National makes various assumptions and judgments about the collectability of Old National’s loan portfolio, including the creditworthiness of Old National’s borrowers and the value of the real estate and other assets serving as collateral for the repayment of Old National’s loans.  Despite Old National’s underwriting and monitoring practices, the effect of a declining economy could negatively impact the ability of Old National’s borrowers to repay loans in a timely manner and could also negatively impact collateral values.  As a result, Old National may experience significant loan losses that could have a material adverse effect on Old National’s operating results.  Since Old National must use assumptions regarding individual loans and the economy, Old National’s current allowance for loan losses may not be sufficient to cover actual loan losses.  Old National’s assumptions may not anticipate the severity or duration of the current credit cycle; and Old National may need to significantly increase Old National’s provision for losses on loans if one or more of Old National’s larger loans or credit relationships becomes delinquent or if Old National expands its commercial real estate and commercial lending.  Additionally, Old National will adopt ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”) effective January 1, 2020.  This standard will require financial institutions to determine periodic estimates of lifetime expected credit losses on financial instruments and other commitments to extend credit.  This will change the current method of providing allowances for credit losses that are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses.  In addition, federal and state regulators periodically review Old National’s allowance for loan losses and may require Old National to increase the provision for loan losses or recognize loan charge-offs.  Material additions to Old National’s allowance would materially decrease Old National’s net income.  There can be no assurance that Old National’s monitoring procedures and policies will reduce certain lending risks or that Old National’s allowance for loan losses will be adequate to cover actual losses.

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

Changes to LIBOR may adversely impact the value of, and the return on, our financial instruments that are indexed to LIBOR.

On July 27, 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021. The announcement also indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021.  Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide LIBOR submissions to the LIBOR administrator or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable benchmark for certain financial instruments, what rate or rates may become accepted alternatives to LIBOR, or the effect of any such changes in views or alternatives on the values of the financial instruments, whose interest rates are tied to LIBOR.  Uncertainty as to the nature of such potential changes, alternative reference rates, the elimination or replacement of LIBOR, or other reforms may adversely affect the value of, and the return on our financial instruments.

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

Old National is subject to regulations that require us to satisfy certain capital ratios, such as the ratio of our Tier 1 capital to our risk-based assets.  Both the Dodd-Frank Act, which reformed the regulation of financial institutions in a comprehensive manner, and the Basel III regulatory capital reforms, which increased both the amount and quality of capital that financial institutions must hold, impact our capital requirements.  Specifically, in July 2013, the U.S. federal banking authorities approved the implementation of the Basel III Capital Rules. The Basel III Capital Rules are applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and saving and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million).  The Basel III Capital Rules not only increased most of the required minimum regulatory capital ratios, they introduced a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer.  The Basel III Capital Rules also expanded the current definition of capital by establishing additional criteria that capital instruments must meet to be considered Additional Tier 1 Capital (i.e., Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that generally qualified as Tier 1 Capital do not qualify or their qualifications changed when the Basel III Capital Rules were fully implemented.  The Basel III Capital Rules have maintained the general structure of the current prompt corrective action thresholds while incorporating the increased requirements, including the Common Equity Tier 1 Capital ratio.  In order to be a “well-capitalized” depository institution under the new regime, an institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more, a Tier 1 Capital ratio of 8% or more, a Total Capital ratio of 10% or more, and a leverage ratio of 5% or more.  Institutions must also maintain a capital conservation buffer consisting of Common Equity Tier 1 Capital. Financial institutions became subject to the Basel III Capital Rules on January 1, 2015 with a phase-in period through 2019 for many of the changes.  If we are unable to satisfy these heightened regulatory capital requirements, due to a decline in the value of our loan portfolio or otherwise, we will be required to improve such capital ratios by either raising additional capital or by disposing of assets.  If we choose to dispose of assets, we cannot be certain that we will be able to do so at prices that we believe to be appropriate, and our future operating results could be negatively affected.  If we choose to raise additional capital, we may accomplish this by selling additional shares of Common Stock, or securities convertible into or exchangeable for Common Stock, which could significantly dilute the ownership percentage of holders of our Common Stock and cause the market price of our Common Stock to decline. Additionally, events or circumstances in the capital markets generally may increase our capital costs and impair our ability to raise capital at any given time.

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

As of December 31, 2019, Old National and its affiliates operated a total of 192 banking centers, primarily in the states of Indiana, Kentucky, Michigan, Wisconsin, and Minnesota.  Of these facilities, 121 were owned.  We lease 71 banking centers from unaffiliated third parties.  The terms of these leases range from six months to twenty-five years. See Note 8 to the consolidated financial statements.

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

Old National’s Common Stock is traded on the NASDAQ under the ticker symbol “ONB.”  There were 37,328 shareholders of record as of December 31, 2019.

The following table summarizes the purchases of equity securities made by Old National during the fourth quarter of 2019:

			Total Number
			of Shares
	Total	Average	Purchased as	Maximum Number of
	Number	Price	Part of Publicly	Shares that May Yet
	of Shares	Paid Per	Announced Plans	Be Purchased Under
Period	Purchased	Share	or Programs	the Plans or Programs
10/01/19 - 10/31/19	427,641	$16.80	427,545	1,020,624
11/01/19 - 11/30/19	948	18.28	—	1,020,624
12/01/19 - 12/31/19	287	18.08	—	1,020,624
Total	428,876	$16.81	427,545	1,020,624

In the first quarter of 2019, the Board of Directors approved the repurchase of up to 7.0 million shares of the Company’s stock to be repurchased, as conditions warrant, through January 31, 2020.  During the year ended December 31, 2019, Old National also repurchased a limited number of shares associated with employee share-based incentive programs.

On January 15, 2020, the Board of Directors declared an increase in its quarterly cash dividend to $0.14 per common share.  The Board of Directors also approved the adoption of a stock repurchase plan that authorizes up to 7.0 million shares of the Company’s stock to be repurchased, as conditions warrant, through January 31, 2021.

EQUITY COMPENSATION PLAN INFORMATION

The following table contains information concerning the Amended and Restated 2008 Incentive Compensation Plan approved by security holders, as of December 31, 2019.

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants, and rights	warrants, and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,429,115	$14.50	3,707,704

Equity compensation plans not approved by security holders	—	—	—
Total	1,429,115	$14.50	3,707,704

At December 31, 2019, 3.7 million shares remain available for issuance under the Amended and Restated 2008 Incentive Compensation Plan.

The following table compares cumulative five-year total shareholder returns, assuming reinvestment of dividends, for our common stock to cumulative total returns of a broad-based equity market index and two published industry indices.  The comparison of shareholder returns (change in December year end stock price plus reinvested dividends) for each of the periods assumes that $100 was invested on December 31, 2014, in common stock of each of the Company, the S&P Small Cap 600 Index, the NYSE Financial Index and the SNL Bank and Thrift Index with investment weighted on the basis of market capitalization.

ITEM 6.	SELECTED FINANCIAL DATA

(dollars in thousands, except per share data)	2019	2018	2017	2016	2015
Operating Results
Net interest income	$604,273	$537,602	$437,168	$402,703	$366,116
Conversion to fully taxable equivalent (1)	12,940	11,394	23,091	21,293	19,543
Net interest income - tax equivalent basis	617,213	548,996	460,259	423,996	385,659
Provision for loan losses	4,747	6,966	3,050	960	2,923
Noninterest income	199,317	195,305	183,382	252,830	230,632
Noninterest expense	508,487	517,261	448,836	454,147	430,932
Net income	238,206	190,830	95,725	134,264	116,716
Common Share Data (2)
Weighted average diluted shares	172,687	156,539	138,513	128,301	116,255
Net income (diluted)	$1.38	$1.22	$0.69	$1.05	$1.00
Cash dividends	0.52	0.52	0.52	0.52	0.48
Common dividend payout ratio (3)	37%	42%	75%	50%	48%
Book value at year-end	16.82	$15.36	$14.17	$13.42	$13.05
Stock price at year-end	18.29	15.40	17.45	18.15	13.56
Balance Sheet Data (at December 31)
Loans (4)	$12,164,422	$12,258,803	$11,136,051	$9,101,194	$6,962,215
Total assets	20,411,667	19,728,435	17,518,292	14,860,237	11,991,527
Deposits	14,553,397	14,349,949	12,605,764	10,743,253	8,400,860
Borrowings	2,744,728	2,493,793	2,578,204	2,152,086	1,920,246
Shareholders' equity	2,852,453	2,689,570	2,154,397	1,814,417	1,491,170
Performance Ratios
Return on average assets	1.19%	1.07%	0.63%	0.98%	0.98%
Return on average common shareholders' equity	8.57	8.42	4.98	7.84	7.88
Net interest margin (5)	3.55	3.54	3.48	3.58	3.72
Efficiency ratio (5)	60.35	67.74	68.87	65.82	68.65
Asset Quality (6)
Net charge-offs (recoveries) to average loans	0.05%	0.02%	0.03%	0.04%	(0.02)%
Allowance for loan losses to ending loans	0.45	0.45	0.45	0.55	0.75
Allowance for loan losses	$54,619	$55,461	$50,381	$49,808	$52,233
Underperforming assets (7)	147,489	179,425	154,220	164,657	160,072
Allowance for loan losses to nonaccrual loans (8)	43.21%	35.22%	40.33%	37.90%	39.46%
Other Data
Full-time equivalent employees	2,709	2,892	2,801	2,733	2,652
Banking centers	192	191	191	203	160
(1)	Calculated using the federal statutory tax rate in effect of 21% for 2018 - 2019 and 35% for 2015 - 2017.
(2)	Diluted data assumes the exercise of stock options and the vesting of restricted stock.
(3)	Cash dividends per share divided by net income per share (basic).
(4)	Includes loans held for sale.
(5)

Represents a non-GAAP financial measure.  Refer to the “Non-GAAP Financial Measures” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for reconciliations to GAAP financial measures.

(6)	Excludes loans held for sale.
(7)

Includes nonaccrual loans, renegotiated loans, loans 90 days past due still accruing, and other real estate owned.  Includes $12.4 million of covered assets in 2015 acquired in an FDIC assisted transaction, which were covered by loss sharing agreements with the FDIC providing for specified loss protection. On June 22, 2016, Old National entered into an early termination agreement with the FDIC that terminated all loss share agreements.

(8)

Includes approximately $7.9 million, $20.5 million, $12.6 million, $16.7 million, and $15.9 million for 2019, 2018, 2017, 2016, and 2015, respectively, of purchased credit impaired loans that are categorized as nonaccrual because the collection of principal or interest is doubtful.  These loans are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of our results of operations for the fiscal years ended December 31, 2019, 2018, and 2017, and financial condition as of December 31, 2019 and 2018.  This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes.  This discussion contains forward-looking statements concerning our business.  Readers are cautioned that, by their nature, forward-looking statements are based on estimates and assumptions and are subject to risks, uncertainties, and other factors.  Actual results may differ materially from our expectations that are expressed or implied by any forward-looking statement.  The discussion in Item 1A, “Risk Factors,” lists some of the factors that could cause our actual results to vary materially from those expressed or implied by any forward-looking statements, and such discussion is incorporated into this discussion by reference.

GENERAL OVERVIEW

Old National is the largest financial holding company incorporated in the state of Indiana and maintains its principal executive offices in Evansville, Indiana.  Old National, through Old National Bank, provides a wide range of services, including commercial and consumer loan and depository services, and other traditional banking services.  Old National also provides services to supplement the traditional banking business including fiduciary and wealth management services, investment and brokerage services, investment consulting, and other financial services.  Our primary geographic markets are in Indiana, Kentucky, Michigan, Wisconsin, and Minnesota.

CORPORATE DEVELOPMENTS IN FISCAL 2019

Old National spent 2019 internally focused.  This included an analysis of each business, department, and function within the company.  We partnered with a leading consulting firm with the ultimate goal of improving the overall efficiency of the organization while serving our clients better.  Key performance indicators experienced in 2019 included:

•	net income of $238.2 million, or $1.38 per diluted share;
•	record high commercial production of $2.4 billion;
•	record mortgage production of $1.4 billion;
•	strong credit quality metrics including charge-offs to average loans of 0.05%;
•	low cost of total deposits at 0.48%; and
•	improved efficiency ratio of 60.35% in 2019, compared to 67.74% in 2018.

During 2019, our net interest income increased to $604.3 million compared to $537.6 million in 2018, an increase of 12%.  Noninterest income grew from $195.3 million in 2018 to $199.3 million in 2019 reflecting higher mortgage banking revenue and capital markets income.  We also benefited from higher noninterest income attributable to a full year of Klein contribution as compared to 2018, which only reflected two months of the Klein operations.  Our noninterest expenses were well controlled, declining from $517.3 million in 2018 to $508.5 million in 2019.

In January 2020, Old National commenced implementation of a strategic plan (“The ONB Way”), which has various detailed business objectives designed to keep the Company’s clients at the center of all we do.  The ONB Way includes realigning the geographic organization structure to streamline our operating model through integrated commercial, community banking, and wealth teams.  We have also identified revenue and efficiency opportunities across the organization.  Another component of The ONB Way is the optimization of our branch network. This optimization, which includes 31 banking centers scattered throughout the footprint that will be consolidated in April 2020, reflects an ongoing shift among our clients toward digital banking solutions. Many of the facilities to be consolidated are in smaller markets, several of which were added in recent years through partnership activity.  By state, these consolidations include ten banking centers in both Wisconsin and Indiana, five in Michigan, four in Minnesota, and two in Kentucky.  The Company expects to incur an estimated $25 million in costs associated with the branch optimization.  In addition, Old National plans to close several non-branch facilities at a later date and incur related miscellaneous charges of approximately $8 million.

BUSINESS OUTLOOK

In 2019, the U.S. economy grew by approximately 2.3% as measured by the change in GDP. While the growth rate was slower than the rate in 2018, the general consensus among leading economists is that the worst of the slowdown in economic growth has passed. Their outlook for 2020 is for the U.S. economy GDP growth of approximately 2%.  The projected drivers of this growth are from consumer spending, which is dependent on personal income growth and is expected to slow somewhat over the course of 2020, coupled with an offset of industrial production as its current decline is expected to bottom out in 2020 and bolster business investment.  A strong start in residential housing is also expected to sustain U.S. economic growth over the coming quarters. An additional economic driver is the record-low unemployment.  Potential threats to the expected fragile economic expansion include: increased personal debt that may choke off consumer spending, possible resurgence of a China trade dispute or foreign trade friction, energy price spikes, U.S. political infighting, and uncertainty in interest rates.  Lastly, global geopolitical conflicts or natural disasters could also trigger a halt to the U.S. economic expansion.

We remain a community bank at heart, dedicated to serving and strengthening our communities as we evolve into a regional bank structure.  As Old National implements this strategic plan, our mission has also evolved.  Our objective is to transform Old National into a commercially-oriented regional bank that consistently delivers top quartile performance to clients, team members, shareholders, and communities.

As Old National moves from a generalist relationship management approach, based on geography, to a specialist relationship management approach, based on business segmentations, the fundamentals of basic banking do not change. Those fundamentals are loan growth, non-interest income growth, prudent capital deployment, and expense management.

Organic loan growth is a priority.  Our loan production and pipeline are at high levels as we enter into 2020 and we are hopeful that the 2019 cycle of persistently high levels of prepayments has passed.  Despite this, we continue to adhere to our disciplined underwriting process.  Our practice of recognizing underperforming credits early, along with active engagement with these borrowers ultimately leads to lower credit losses.  Credit quality remains strong, and we have not experienced any specific sector credit related weaknesses, yet are watching a small number of credits.

With the onset of The ONB Way, we have made investments in our non-interest income businesses, in technology and personnel.  Accordingly, we are optimistic for continued expansion in 2020.

Our acquisition strategy has not changed. We remain an active looker in our target markets and a highly selective, disciplined buyer.  We wait patiently for the perfect pitch while we remain focused on execution.

As we look ahead to 2020, we remain committed to generating positive operating leverage.

FINANCIAL HIGHLIGHTS

The following table sets forth certain financial highlights of Old National:

	Three Months Ended			Years Ended
(dollars and shares in thousands,	December 31,	September 30,	December 31,	December 31,
except per share data)	2019	2019	2018	2019	2018
Income Statement:
Net interest income	$148,899	$153,096	$146,225	$604,273	$537,602
Taxable equivalent adjustment (1)	3,282	3,171	3,049	12,940	11,394
Net interest income - tax equivalent basis	152,181	156,267	149,274	617,213	548,996
Provision for loan losses	1,264	1,437	3,390	4,747	6,966
Noninterest income	47,726	53,961	58,154	199,317	195,305
Noninterest expense	134,743	122,585	150,268	508,487	517,261
Net income (loss)	49,185	69,781	47,498	238,206	190,830
Common Share Data:
Weighted average diluted shares	170,186	171,551	167,992	172,687	156,539
Net income (loss) (diluted)	$0.29	$0.41	$0.28	$1.38	$1.22
Cash dividends	0.13	0.13	0.13	$0.52	$0.52
Common dividend payout ratio (2)	45%	32%	46%	37%	42%
Book value	$16.82	$16.66	$15.36	$16.82	$15.36
Stock price	18.29	17.20	15.40	18.29	15.40
Tangible common book value (3)	10.35	10.18	9.00	10.35	9.00
Performance Ratios:
Return on average assets	0.97%	1.39%	1.01%	1.19%	1.07%
Return on average common equity	6.94	9.91	7.59	8.57	8.42
Return on tangible common equity (3)	11.89	16.85	12.88	14.30	12.83
Return on average tangible common equity (3)	12.03	17.01	13.84	14.97	14.97
Net interest margin (3)	3.46	3.57	3.64	3.55	3.54
Efficiency ratio (3)	65.57	56.44	70.33	60.35	67.74
Net charge-offs (recoveries) to average loans	0.12	0.03	0.02	0.05	0.02
Allowance for loan losses to ending loans	0.45	0.47	0.45	0.45	0.45
Non-performing loans to ending loans	1.19	1.31	1.43	1.19	1.43
Balance Sheet:
Total loans	$12,117,524	$12,017,648	$12,243,892	$12,117,524	$12,243,892
Total assets	20,411,667	20,438,788	19,728,435	20,411,667	19,728,435
Total deposits	14,553,397	14,448,352	14,349,949	14,553,397	14,349,949
Total borrowed funds	2,744,728	2,831,863	2,493,793	2,744,728	2,493,793
Total shareholders' equity	2,852,453	2,832,530	2,689,570	2,852,453	2,689,570
Nonfinancial Data:
Full-time equivalent employees	2,709	2,778	2,892	2,709	2,892
Banking centers	192	192	191	192	191
(1)	Calculated using the federal statutory tax rate in effect of 21% for all periods.
(2)	Cash dividends per share divided by net income per share (basic).
(3)	Represents a non-GAAP financial measure. Refer to the "Non-GAAP Financial Measures" section for reconciliations to GAAP financial measures.

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

The following table presents GAAP to non-GAAP reconciliations.

		Three Months Ended		Years Ended
	(dollars and shares in thousands,	December 31,		December 31,
	except per share data)	2019	2018	2019	2018
	Tangible common book value:
	Shareholders' equity (GAAP)	$2,852,453	$2,689,570	$2,852,453	$2,689,570
Deduct:	Goodwill	1,036,994	1,036,258	1,036,994	1,036,258
	Intangible assets	60,105	77,016	60,105	77,016
	Tangible shareholders' equity (non-GAAP)	$1,755,354	$1,576,296	$1,755,354	$1,576,296
	Period end common shares	169,616	175,141	169,616	175,141
	Tangible common book value	10.35	9.00	10.35	9.00

	Return on tangible common equity:
	Net income (GAAP)	$49,185	$47,498	$238,206	$190,830
	Add: Intangible amortization (net of tax)	2,976	3,266	12,756	11,410
	Tangible net income (non-GAAP)	$52,161	$50,764	$250,962	$202,240

	Tangible shareholders' equity (non-GAAP) (see above)	$1,755,354	$1,576,296	$1,755,354	$1,576,296
	Return on tangible common equity	11.89%	12.88%	14.30%	12.83%

	Return on average tangible common equity:
	Tangible net income (non-GAAP) (see above)	$52,161	$50,764	$250,962	$202,240
	Average shareholders' equity (GAAP)	$2,832,938	$2,503,835	$2,781,132	$2,267,327
Deduct:	Average goodwill	1,036,994	969,403	1,036,456	864,079
	Average intangible assets	61,963	66,927	68,244	52,209
	Average tangible shareholders' equity (non-GAAP)	$1,733,981	$1,467,505	$1,676,432	$1,351,039
	Return on average tangible common equity	12.03%	13.84%	14.97%	14.97%

	Net interest margin:
	Net interest income (GAAP)	$148,899	$146,225	$604,273	$537,602
	Taxable equivalent adjustment	3,282	3,049	12,940	11,394
	Net interest income - taxable equivalent basis (non-GAAP)	$152,181	$149,274	$617,213	$548,996
	Average earning assets	$17,577,821	$16,398,288	$17,385,180	$15,501,053
	Net interest margin	3.46%	3.64%	3.55%	3.54%

	Efficiency ratio:
	Noninterest expense (GAAP)	$134,743	$150,268	$508,487	$517,261
	Deduct: Intangible amortization expense	3,946	4,134	16,911	14,442
	Adjusted noninterest expense (non-GAAP)	$130,797	$146,134	$491,576	$502,819
	Net interest income - taxable equivalent basis (non-GAAP) (see above)	$152,181	$149,274	$617,213	$548,996
	Noninterest income	47,726	58,154	199,317	195,305
	Deduct: Net debt securities gains (losses)	437	(357)	1,923	2,060
	Adjusted total revenue (non-GAAP)	$199,470	$207,785	$814,607	$742,241
	Efficiency ratio	65.57%	70.33%	60.35%	67.74%

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

RESULTS OF OPERATIONS

The following table sets forth certain income statement information of Old National for the years ended December 31, 2019, 2018, and 2017:

	Years Ended December 31,
(dollars in thousands)	2019	2018	2017
Income Statement Summary:
Net interest income	$604,273	$537,602	$437,168
Provision for loan losses	4,747	6,966	3,050
Noninterest income	199,317	195,305	183,382
Noninterest expense	508,487	517,261	448,836
Other Data:
Return on average common equity	8.57%	8.42%	4.98%
Return on tangible common equity (1)	14.30%	12.83%	8.12%
Return on average tangible common equity (1)	14.97%	14.97%	8.59%
Efficiency ratio (1)	60.35%	67.74%	68.87%
Tier 1 leverage ratio	8.88%	9.17%	8.28%
Net charge-offs (recoveries) to average loans	0.05%	0.02%	0.03%
(1)	Represents a non-GAAP financial measure. Refer to "Non-GAAP Financial Measures" section for reconciliations to GAAP financial measures.

Comparison of Fiscal Years 2019 and 2018

Net Interest Income

Net interest income is the most significant component of our earnings, comprising 75% of 2019 revenues.  Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations.  Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities.

The Federal Reserve lowered the discount rate by 75 basis points in the second half of 2019.  At December 31, 2019, the Treasury yield curve was flat from the 3-month Treasury to the 5-year Treasury with a spread of 12 basis points. Continued flatness of the yield curve could cause our interest rate spread to decline, which may result in a decrease in our net interest income.  However, management has taken balance sheet restructuring, derivative, and deposit pricing actions to help mitigate this risk.

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

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities.  For analytical purposes, net interest income is also presented in the table that follows, adjusted to a taxable equivalent basis to reflect what our tax-exempt assets would need to yield in order to achieve the same after-tax yield as a taxable asset.  We used the federal statutory tax rate in effect of 21% for 2019 and 2018 and 35% for 2017.  This analysis portrays the income tax benefits related to tax-exempt assets and helps to facilitate a comparison between taxable and tax-exempt assets.  Management believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully taxable equivalent basis.  Therefore, management believes these measures provide useful information for both management and investors by allowing them to make peer comparisons.

	Years Ended December 31,
(dollars in thousands)	2019	2018	2017
Net interest income	$604,273	$537,602	$437,168
Conversion to fully taxable equivalent	12,940	11,394	23,091
Net interest income - taxable equivalent basis	$617,213	$548,996	$460,259

Average earning assets	$17,385,180	$15,501,053	$13,237,906

Net interest margin	3.48%	3.47%	3.30%
Net interest margin - taxable equivalent basis	3.55%	3.54%	3.48%

Net interest income was $604.3 million in 2019, a $66.7 million increase from $537.6 million in 2018.  Taxable equivalent net interest income was $617.2 million in 2019, a 12% increase from $549.0 million in 2018.  The net interest margin on a fully taxable equivalent basis was 3.55% in 2019, a 1 basis point increase compared to 3.54% in 2018.  The increase in net interest income in 2019 when compared to 2018 was primarily due to higher average earning assets of $1.884 billion in 2019.  Partially offsetting higher average earning assets were higher average interest-bearing liabilities of $1.398 billion.  Net interest income in both 2019 and 2018 included accretion income (interest income in excess of contractual interest income) associated with acquired loans.  Accretion income totaled $43.6 million in 2019, compared to $41.1 million in 2018.  We expect accretion income on loans to decrease over time, but this may be offset by future acquisitions.

The following table presents a three-year average balance sheet and for each major asset and liability category, its related interest income and yield, or its expense and rate for the years ended December 31.

	2019			2018			2017
(tax equivalent basis,	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Money market and other interest- earning investments (1)	$67,069	$1,670	2.49%	$48,240	$630	1.31%	$35,584	$258	0.72%
Investment securities: (2)
Treasury and government- sponsored agencies (3)	3,523,833	89,926	2.55	2,380,817	55,926	2.35	2,085,317	42,235	2.03
States and political subdivisions (4)	1,202,210	44,716	3.72	1,153,315	42,326	3.67	1,134,532	53,359	4.70
Other securities	495,847	16,138	3.25	490,464	15,633	3.19	450,127	11,863	2.64
Total investment securities	5,221,890	150,780	2.89	4,024,596	113,885	2.83	3,669,976	107,457	2.93
Loans (including loans held for sale): (5)
Commercial (4)	3,023,421	141,215	4.67	2,924,878	131,471	4.49	2,083,779	85,747	4.11
Commercial real estate	5,044,623	275,853	5.47	4,536,897	235,876	5.20	3,426,757	171,483	5.00
Residential real estate	2,281,047	96,613	4.24	2,195,078	89,888	4.09	2,146,279	85,340	3.98
Consumer	1,747,130	77,196	4.42	1,771,364	71,689	4.05	1,875,531	68,142	3.63
Total loans	12,096,221	590,877	4.88	11,428,217	528,924	4.63	9,532,346	410,712	4.31
Total earning assets	17,385,180	$743,327	4.28%	15,501,053	$643,439	4.15%	13,237,906	$518,427	3.92%
Less: Allowance for loan losses	(56,624)			(52,316)			(50,845)
Non-Earning Assets
Cash and due from banks	251,857			210,716			207,677
Other assets	2,453,001			2,130,588			1,907,963
Total assets	$20,033,414			$17,790,041			$15,302,701
Interest-Bearing Liabilities
Checking and NOW accounts	$3,902,765	$15,598	0.40%	$3,146,309	$4,973	0.16%	$2,676,760	$2,224	0.08%
Savings accounts	2,878,135	8,142	0.28	2,995,484	7,464	0.25	2,964,875	4,980	0.17
Money market accounts	1,789,065	14,130	0.79	1,225,220	4,424	0.36	762,540	831	0.11
Time deposits	1,921,991	31,494	1.64	1,839,974	24,416	1.33	1,487,077	12,321	0.83
Total interest-bearing deposits	10,491,956	69,364	0.66	9,206,987	41,277	0.45	7,891,252	20,356	0.26
Federal funds purchased and interbank borrowings	241,618	5,656	2.34	238,408	4,793	2.01	187,426	1,966	1.05
Securities sold under agreements to repurchase	342,654	2,517	0.73	344,964	1,962	0.57	336,539	1,270	0.38
Federal Home Loan Bank advances	1,775,987	37,452	2.11	1,665,689	34,925	2.10	1,481,314	24,818	1.68
Other borrowings	251,194	11,125	4.43	249,832	11,486	4.60	224,793	9,758	4.34
Total interest-bearing liabilities	$13,103,409	$126,114	0.96%	$11,705,880	$94,443	0.81%	$10,121,324	$58,168	0.57%
Noninterest-Bearing Liabilities and Shareholders' Equity
Demand deposits	3,887,470			3,657,234			3,111,672
Other liabilities	261,403			159,600			146,060
Shareholders' equity	2,781,132			2,267,327			1,923,645
Total liabilities and shareholders' equity	$20,033,414			$17,790,041			$15,302,701
Interest Margin Recap
Interest income/average earning assets		$743,327	4.28%		$643,439	4.15%		$518,427	3.92%
Interest expense/average earning assets		126,114	0.73		94,443	0.61		58,168	0.44
Net interest income and margin		$617,213	3.55%		$548,996	3.54%		$460,259	3.48%
(1)	The 2019, 2018, and 2017 average balances include $46.3 million, $31.0 million, and $21.2 million, respectively, of required and excess balances held at the Federal Reserve.
(2)	Changes in fair value are reflected in the average balance; however, yield information does not give effect to changes in fair value that are reflected as a component of shareholders' equity.
(3)	Includes U.S. government-sponsored entities and agency mortgage-backed securities at December 31, 2019.
(4)

Interest on state and political subdivision investment securities and commercial loans includes the effect of taxable equivalent adjustments of $7.7 million and $5.2 million, respectively, in 2019; $7.1 million and $4.3 million, respectively, in 2018; and $15.6 million and $7.5 million, respectively, in 2017; using the federal statutory tax rate in effect of 21% in 2019 and 2018 and 35% in 2017.

(5)	Includes principal balances of nonaccrual loans. Interest income relating to nonaccrual loans is included only if received.

The yield on average earning assets increased 13 basis points from 4.15% in 2018 to 4.28% in 2019 and the cost of interest-bearing liabilities increased 15 basis points from 0.81% in 2018 to 0.96% in 2019.  Average earning assets increased by $1.884 billion, or 12%.  The increase in average earning assets consisted of a $1.197 billion increase in investment securities, a $668.0 million increase in loans, and an $18.8 million increase in money market and other interest-earning investments.  Average interest-bearing liabilities increased $1.398 billion, or 12%.  The increase in average interest-bearing liabilities consisted of a $1.285 billion increase in interest-bearing deposits, a $3.2 million increase in federal funds purchased and interbank borrowings, a $2.3 million decrease in securities sold under agreements to repurchase, a $110.3 million increase in FHLB advances, and a $1.4 million increase in other borrowings.  Average noninterest-bearing deposits increased by $230.2 million.

The increase in average earning assets in 2019 compared to 2018 was primarily due to our acquisition of Klein in November 2018.  Including loans held for sale, the loan portfolio, which generally has an average yield higher than the investment portfolio, was approximately 70% of average interest earning assets in 2019 compared to 74% in 2018.

Average loans including loans held for sale increased $668.0 million in 2019 compared to 2018 reflecting loans acquired from Klein in November 2018, along with organic loan growth.  Loans including loans held for sale attributable to the Klein acquisition totaled $1.052 billion as of the closing date of the acquisition, which was November 1, 2018.

Average investments increased $1.197 billion in 2019 compared to 2018 reflecting the Klein acquisition.  Excess liquidity generated in 2019 also resulted in higher investment securities.

Average non-interest-bearing deposits increased $230.2 million in 2019 compared to 2018 reflecting the Klein acquisition.  Average interest-bearing deposits increased $1.285 billion in 2019 compared to 2018 reflecting the Klein acquisition.

Average borrowed funds increased $112.6 million in 2019 compared to 2018 primarily due to an increase in FHLB advances.

The following table shows fluctuations in taxable equivalent net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid for the years ended December 31.

	From 2018 to 2019			From 2017 to 2018
	Total	Attributed to		Total	Attributed to
(dollars in thousands)	Change	Volume	Rate	Change	Volume	Rate
Interest Income
Money market and other interest-earning investments	$1,040	$358	$682	$372	$129	$243
Investment securities (1)	36,895	34,226	2,669	6,428	10,208	(3,780)
Loans (1)	61,953	31,774	30,179	118,212	84,716	33,496
Total interest income	99,888	66,358	33,530	125,012	95,053	29,959
Interest Expense
Checking and NOW deposits	10,625	2,110	8,515	2,749	566	2,183
Savings deposits	678	(312)	990	2,484	64	2,420
Money market deposits	9,706	3,245	6,461	3,593	1,087	2,506
Time deposits	7,078	1,217	5,861	12,095	3,804	8,291
Federal funds purchased and interbank borrowings	863	70	793	2,827	780	2,047
Securities sold under agreements to repurchase	555	(15)	570	692	40	652
Federal Home Loan Bank advances	2,527	2,320	207	10,107	3,478	6,629
Other borrowings	(361)	61	(422)	1,728	1,120	608
Total interest expense	31,671	8,696	22,975	36,275	10,939	25,336
Net interest income	$68,217	$57,662	$10,555	$88,737	$84,114	$4,623

The variance not solely due to rate or volume is allocated equally between the rate and volume variances.

(1)

Interest on investment securities and loans includes the effect of taxable equivalent adjustments of $7.7 million and $5.2 million, respectively, in 2019; $7.1 million and $4.3 million, respectively, in 2018; and $15.6 million and $7.5 million, respectively, in 2017; using the federal statutory tax rate in effect of 21% in 2019 and 2018 and 35% in 2017.

Provision for Loan Losses

The provision for loan losses was an expense of $4.7 million in 2019, compared to an expense of $7.0 million in 2018.  Net charge-offs totaled $5.6 million in 2019, compared to net charge-offs of $1.9 million in 2018.  The lower provision for loan losses is the result of a decrease in specific reserves on loans individually evaluated for impairment, partially offset by loan growth. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, with the adoption of CECL beginning on January 1, 2020, provision expense may become more volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.  For additional information about non-performing loans, charge-offs, and additional items impacting the provision, refer to the “Risk Management – Credit Risk” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Noninterest Income

We generate revenues in the form of noninterest income through client fees, sales commissions, and other gains and losses from our core banking franchise and other related businesses, such as wealth management, investment consulting, and investment products.  This source of revenue as a percentage of total revenue was 25% in 2019 compared to 27% in 2018.

The following table details the components of noninterest income for the years ended December 31.

				% Change From
	Years Ended December 31,			Prior Year
(dollars in thousands)	2019	2018	2017	2019	2018
Wealth management fees	$37,072	$36,863	$37,316	0.6%	(1.2)%
Service charges on deposit accounts	44,915	44,026	41,331	2.0	6.5
Debit card and ATM fees	21,652	20,216	17,676	7.1	14.4
Mortgage banking revenue	26,622	17,657	18,449	50.8	(4.3)
Investment product fees	21,785	20,539	20,977	6.1	(2.1)
Capital markets income	13,270	4,934	6,544	169.0	(24.6)
Company-owned life insurance	11,539	10,584	8,654	9.0	22.3
Net debt securities gains (losses)	1,923	2,060	9,135	(6.7)	(77.4)
Net gain on branch divestitures	—	13,989	—	(100.0)	N/M
Other income	20,539	24,437	23,300	(16.0)	4.9
Total noninterest income	$199,317	$195,305	$183,382	2.1%	6.5%

Noninterest income to total revenue (1)	24.4%	26.2%	28.5%
(1)	Total revenue includes the effect of a taxable equivalent adjustment of $12.9 million in 2019, $11.4 million in 2018, and $23.1 million in 2017.

The increase in noninterest income in 2019 compared to 2018 was primarily due to higher mortgage banking revenue, higher capital markets income, and higher noninterest income attributable to the full year impact of the Klein partnership.  These increases were partially offset by a $14.0 million gain on the sale of 10 Wisconsin branches in the fourth quarter of 2018.

Service charges and overdraft fees increased $0.9 million in 2019 compared to 2018 primarily due to higher service charges and overdraft fees attributable to the Klein partnership.

Debit card and ATM fees increased $1.4 million in 2019 compared to 2018 primarily due to higher interchange income attributable to the Klein partnership.

Mortgage banking revenue increased $9.0 million in 2019 compared to 2018 primarily due to increased mortgage originations, sales, and strong pipeline growth in 2019.

Capital markets income is comprised of customer interest rate swap fees, debt placement fees, foreign currency exchange fees, and net gains (losses) on foreign currency adjustments.  Capital markets income increased $8.3 million in 2019 compared to 2018 primarily due to higher customer interest rate swap fees.

Company-owned life insurance income increased $1.0 million in 2019 compared to 2018 primarily due to higher settlements in 2019.

In 2018, we recorded a net gain of $14.0 million in connection with the October 2018 divestiture of 10 Wisconsin branches, which included a deposit premium of $15.0 million, goodwill allocation of $0.6 million, and $0.4 million of other transaction expenses.

Other income decreased $3.9 million in 2019 compared to 2018 primarily due to a $2.2 million gain on the sale of our student loan portfolio in the second quarter of 2018.  Also contributing to the decrease in other income was the recognition of deferred gains on sale leaseback transactions of $1.6 million in 2018.  The deferred gains were eliminated as a cumulative-effect adjustment upon adoption of the new accounting guidance in Topic 842 effective January 1, 2019.  These decreases were partially offset by higher other income attributable to the Klein partnership.

Noninterest Expense

The following table details the components of noninterest expense for the years ended December 31.

				% Change From
	Years Ended December 31,			Prior Year
(dollars in thousands)	2019	2018	2017	2019	2018
Salaries and employee benefits	$289,452	$281,275	$246,738	2.9%	14.0%
Occupancy	55,255	51,941	46,511	6.4	11.7
Equipment	16,903	14,861	13,560	13.7	9.6
Marketing	15,898	15,847	13,172	0.3	20.3
Data processing	37,589	36,170	32,306	3.9	12.0
Communication	10,702	10,846	9,284	(1.3)	16.8
Professional fees	22,854	14,503	16,840	57.6	(13.9)
Loan expenses	7,253	7,028	6,596	3.2	6.5
FDIC assessment	6,030	10,638	9,480	(43.3)	12.2
Amortization of intangibles	16,911	14,442	11,841	17.1	22.0
Amortization of tax credit investments	2,749	22,949	11,733	(88.0)	95.6
Other expense	26,891	36,761	30,775	(26.8)	19.5
Total noninterest expense	$508,487	$517,261	$448,836	(1.7)%	15.2%

Noninterest expense decreased $8.8 million in 2019 compared to 2018 reflecting a decrease in amortization of tax credit investments and lower charitable contributions.  These decreases were partially offset by higher professional fees, higher salaries and employee benefits, and higher operating expenses and acquisition and integration costs associated with the full year impact of the Klein partnership.

Salaries and employee benefits is the largest component of noninterest expense.  Salaries and benefits increased $8.2 million in 2019 compared to 2018 primarily due to higher salaries and employee benefits attributable to the Klein partnership.

Equipment expenses increased $2.0 million in 2019 compared to 2018 primarily due to higher equipment expenses attributable to the Klein partnership and an increase in small equipment expenses.

Professional fees increased $8.4 million in 2019 compared to 2018 reflecting $10.3 million in consulting fees incurred in 2019 related to The ONB Way.

FDIC assessment expenses decreased $4.6 million in 2019 compared to 2018 primarily due to the elimination of an FDIC surcharge.

Amortization of intangibles increased $2.5 million in 2019 compared to 2018 primarily due to amortization of core deposit intangibles related to the Klein acquisition.

Amortization of tax credit investments decreased $20.2 million in 2019 compared to 2018.  The recognition of tax credit amortization expense is contingent upon the successful rehabilitation of a historic building or completion of a solar project within the reporting period. Many factors including weather, labor availability, building regulations, inspections, and other unexpected construction delays related to a rehabilitation project can cause a project to exceed its estimated completion date.  See Note 11 to the consolidated financial statements for additional information on our tax credit investments.

Other expense decreased $9.9 million in 2019 compared to 2018 primarily due to lower charitable contributions of $7.7 million and writedowns on long-lived assets in 2018 related to branch consolidations.

Provision for Income Taxes

We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes.  The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by a tax benefit from our tax credit investments and interest on tax-exempt securities and loans.  The effective tax rate was 18.0% in 2019 compared to 8.6% in 2018.  The higher effective tax rate in 2019 compared to 2018 was primarily the result of a decrease in federal tax credits available as well as an increase in pre-tax book income.  See Note 17 to the consolidated financial statements for additional details on Old National’s income tax provision.

Comparison of Fiscal Years 2018 and 2017

In 2018, we generated net income of $190.8 million and diluted net income per share of $1.22 compared to $95.7 million and diluted net income per share of $0.69, respectively, in 2017. The 2018 earnings included a $100.4 million increase in net interest income, a $55.1 million decrease in income tax expense, and an $11.9 million increase in noninterest income.  These favorable variances in net income were partially offset by a $68.4 million increase in noninterest expense and a $3.9 million increase in provision for loan losses.  The successful conversion and integration of our acquisition of our Klein partnership in 2018, the highest loan production in our history, and consistently low credit metrics, all contributed to positive 2018 performance when compared to 2017.

Net interest income was $537.6 million in 2018, a $100.4 million increase from $437.2 million in 2017.  Taxable equivalent net interest income was $549.0 million in 2018, a 19% increase from $460.3 million in 2017.  The net interest margin on a fully taxable equivalent basis was 3.54% in 2018, a 6 basis point increase compared to 3.48% in 2017.  Average earning assets increased by $2.263 billion in 2018 and the yield on average earning assets increased 23 basis points from 3.92% in 2017 to 4.15% in 2018.

The provision for loan losses was an expense of $7.0 million in 2018, compared to an expense of $3.1 million in 2017. Charge-offs remained low during 2018 and we continued to see positive trends in credit quality.

Noninterest income increased $11.9 million in 2018 compared to 2017 primarily due to a $14.0 million gain on the sale of 10 Wisconsin branches and higher noninterest income attributable to the Anchor (MN) and Klein partnerships.  This increase was partially offset by lower net securities gains and 2017 recoveries on loans originated by AnchorBank (WI) that had been fully charged-off prior to the acquisition totaling $4.0 million.

Noninterest expense increased $68.4 million in 2018 compared to 2017 primarily due to higher operating expenses and acquisition and integration costs associated with Anchor (MN) and Klein.  Also contributing to the increase in noninterest expense was higher amortization of tax credit investments in 2018 reflecting the completion of investment tax credit projects, higher salaries and benefits, and higher charitable contributions.

The provision for income taxes was $17.9 million in 2018 compared to $72.9 million in 2017.  Old National’s effective tax rate was 8.6% in 2018 compared to 43.3% in 2017.  The lower effective tax rate in 2018 compared to 2017 is the result of $39.3 million of additional tax expense recorded in 2017 for the revaluation of deferred tax assets due to the lowering of the federal corporate tax rate to 21% and an increase in federal tax credits available.

FINANCIAL CONDITION

Overview

At December 31, 2019, our assets were $20.412 billion, a 3% increase compared to $19.728 billion at December 31, 2018.  The increase was primarily due an increase in investment securities.

Earning Assets

Our earning assets are comprised of investment securities, portfolio loans, loans held for sale, money market investments, interest earning accounts with the Federal Reserve, and equity securities.  Earning assets were $17.762 billion at December 31, 2019, an increase of 4% compared to $17.070 billion at December 31, 2018.

Investment Securities

We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements.  During the fourth quarter of 2019, we inadvertently sold six held-to-maturity classified municipal bond investment securities valued at $9.7 million for a gain of $0.3 million. After the trade settled, we determined the sale of the held-to-maturity investment securities was not one of the permissible sale exceptions afforded by the current accounting guidance. Accordingly, we reclassified the entire held-to-maturity portfolio totaling $382.0 million into our available-for-sale portfolio, which increased capital by $19.4 million. Additionally, management does not expect to use the held-to-maturity category for at least the next two years. This action provides increased liquidity, which enables Old National to mitigate interest rate risk differently, but just as effectively, as the held-to-maturity category provided Old National.

Equity securities are recorded at fair value and totaled $6.8 million at December 31, 2019 compared to $5.6 million at December 31, 2018.

At December 31, 2019, the investment securities portfolio, including equity securities, was $5.556 billion compared to $4.778 billion at December 31, 2018, an increase of $777.7 million, or 16%.  Investment securities represented 31% of earning assets at December 31, 2019, compared to 28% at December 31, 2018.  Excess liquidity generated in 2019 resulted in a higher percentage of investment securities compared to December 31, 2018.  Stronger commercial loan demand in the future could result in management’s decision to reduce the securities portfolio.  As of December 31, 2019, management does not intend to sell any securities in an unrealized loss position and does not believe we will be required to sell such securities.

The investment securities available-for-sale portfolio had net unrealized gains of $71.9 million at December 31, 2019, compared to net unrealized losses of $49.2 million at December 31, 2018.  Net unrealized gains (losses) increased from December 31, 2018 to December 31, 2019 reflecting higher net unrealized gains on mortgage-backed securities and state and political subdivision securities due to a decline in long-term interest rates.  The increase in net unrealized gains also reflected the reclassification of the held-to-maturity portfolio, which included a net unrealized gain of $19.4 million.

The investment securities available-for-sale portfolio had an effective duration of 3.86 at December 31, 2019, compared to 4.00 at December 31, 2018.  Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates.  Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage.  The weighted average yields on investment securities were 2.89% in 2019 and 2.83% in 2018.

At December 31, 2019, Old National had a concentration of investment securities issued by certain states and their political subdivisions with the following aggregate market values: $400.2 million by Indiana, which represented 14.0% of shareholders’ equity, and $165.7 million by Texas, which represented 5.8% of shareholders’ equity. Of the Indiana municipal bonds, 99% are rated “A” or better, and the remaining 1% generally represent non-rated local interest bonds where Old National has a market presence.  All of the Texas municipal bonds are rated “A” or better, and the majority of issues are backed by the “AAA” rated State of Texas Permanent School Fund Guarantee Program.

Loan Portfolio

We lend primarily to consumers and small to medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling, and retailing.  Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Kentucky, Michigan, Wisconsin, and Minnesota.

The following table presents the composition of the loan portfolio at December 31.

						Four- Year
(dollars in thousands)	2019	2018	2017	2016	2015	Growth Rate
Commercial	$2,890,296	$3,232,970	$2,717,269	$1,917,099	$1,814,940	12.3%
Commercial real estate	5,166,792	4,958,851	4,354,552	3,130,853	1,868,972	28.9
Consumer	1,726,147	1,803,667	1,879,247	1,875,030	1,603,158	1.9
Total loans excluding residential real estate	9,783,235	9,995,488	8,951,068	6,922,982	5,287,070	16.6
Residential real estate	2,334,289	2,248,404	2,167,053	2,087,530	1,661,335	8.9
Total loans	12,117,524	12,243,892	11,118,121	9,010,512	6,948,405	14.9%
Less: Allowance for loan losses	54,619	55,461	50,381	49,808	52,233
Net loans	$12,062,905	$12,188,431	$11,067,740	$8,960,704	$6,896,172

Commercial and Commercial Real Estate Loans

At December 31, 2019, commercial and commercial real estate loans were $8.057 billion, a decrease of $134.7 million, or 2%, compared to December 31, 2018.

The following table presents the maturity distribution and rate sensitivity of commercial and commercial real estate loans at December 31, 2019 and an analysis of these loans that have predetermined and floating interest rates.

	Within	1 - 5	Beyond		% of
(dollars in thousands)	1 Year	Years	5 Years	Total	Total
Commercial
Interest rates:
Predetermined	$150,733	$790,838	$607,814	$1,549,385	54%
Floating	632,428	449,599	258,884	1,340,911	46
Total	$783,161	$1,240,437	$866,698	$2,890,296	100%

Commercial Real Estate
Interest rates:
Predetermined	$140,488	$1,544,610	$739,720	$2,424,818	47%
Floating	258,867	1,153,539	1,329,568	2,741,974	53
Total	$399,355	$2,698,149	$2,069,288	$5,166,792	100%

Residential Real Estate Loans

Residential real estate loans, primarily 1-4 family properties, increased $85.9 million, or 4%, at December 31, 2019 compared to December 31, 2018.  Future increases in interest rates could result in a decline in the level of refinancings and new originations of residential real estate loans.

Consumer Loans

Consumer loans, including automobile loans and personal and home equity loans and lines of credit, decreased $77.5 million, or 4%, at December 31, 2019 compared to December 31, 2018.  We continue to see runoff in our less profitable indirect consumer loan portfolio.

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

At December 31, 2019, the allowance for loan losses was $54.6 million, a decrease of $0.9 million compared to $55.5 million at December 31, 2018.  Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense.  Additionally, with the adoption of CECL beginning on January 1, 2020, provision expense may become more volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance. As a percentage of total loans excluding loans held for sale, the allowance was 0.45% at December 31, 2019 and December 31, 2018.  The provision for loan losses was an expense of $4.7 million in 2019 compared to an expense of $7.0 million in 2018.

For commercial loans, the allowance for loan losses increased by $0.8 million at December 31, 2019 compared to December 31, 2018.  The allowance for loan losses as a percentage of the commercial loan portfolio increased to 0.78% at December 31, 2019, from 0.67% at December 31, 2018.

For commercial real estate loans, the allowance for loan losses decreased by $1.9 million at December 31, 2019 compared to December 31, 2018.  The allowance for loan losses as a percentage of the commercial real estate loan portfolio decreased to 0.42% at December 31, 2019, from 0.47% at December 31, 2018.

The allowance for loan losses for residential real estate loans as a percentage of that portfolio was 0.10% at December 31, 2019 and December 31, 2018.  The allowance for loan losses for consumer loans as a percentage of that portfolio increased to 0.47% at December 31, 2019, from 0.44% at December 31, 2018.

Old National will adopt ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”) effective January 1, 2020.  The main objective of this amendment is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  The amendment requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to enhance their credit loss estimates.  Old National expects to recognize a one-time cumulative effect adjustment increasing the allowance for loan losses. Because we do not have final approval from our oversight and governance committees, we are estimating an increase to the allowance for credit losses of approximately $35 million to $45 million upon adoption, which includes a range of $3 million to $8 million for off-balance sheet exposures.  The vast majority of this increase is related to the acquired loan portfolio.  Under the current accounting guidance, any remaining unamortized loan discount on an individual loan can be used to offset a charge-off for that loan, so the allowance for loan losses needed for the acquired loans is reduced by the remaining loan discounts.  The new accounting under the ASU removes the ability to offset a charge-off against the remaining loan discount and requires an allowance for credit losses to be recognized in addition to the loan discount.  The ultimate impact of adopting the ASU, and at each subsequent reporting period, is highly dependent on credit quality, macroeconomic forecasts and conditions, composition of our loans and available-for-sale securities portfolio, along with other management judgements. The transition adjustment to record the allowance for credit losses may fall outside of management’s estimated increase based on material changes in these dependencies, specifically the macroeconomic forecast and conditions and loan composition, used in calculating the allowance for credit losses upon the adoption of CECL.

Old National does not expect a material allowance for credit losses to be recorded on its available-for-sale debt securities under the newly codified available-for-sale debt security impairment model, as the majority of these securities are government agency-backed securities for which the risk of loss is minimal.  See Note 1 to the consolidated financial statements for additional information on the Company’s adoption of CECL.

Allowance for Losses on Unfunded Commitments

We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements.  The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment.  This allowance is classified as a liability on the balance sheet within accrued expenses and other liabilities, while the corresponding provision for these loan losses is recorded as a component of other expense.  The allowance for losses on unfunded commitments was $2.7 million at December 31, 2019, compared to $2.5 million at December 31, 2018.

Loans Held for Sale

Mortgage loans held for immediate sale in the secondary market were $46.9 million at December 31, 2019, compared to $14.9 million at December 31, 2018.  Certain mortgage loans are committed for sale at or prior to origination at a contracted price to an outside investor.  Other mortgage loans held for immediate sale are hedged with TBA forward agreements and committed for sale when they are ready for delivery and remain on the Company’s balance sheet for a short period of time (typically 30 to 60 days).  These loans are sold without recourse, beyond customary representations and warranties, and Old National has not experienced material losses arising from these sales.  Mortgage originations are subject to volatility due to interest rates and home sales, among other factors.

We have elected the fair value option prospectively for residential loans held for sale.  The aggregate fair value exceeded the unpaid principal balance by $1.5 million at December 31, 2019 and $0.5 million at December 31, 2018.

Operating Lease Right-of-Use Assets

Old National adopted ASU No. 2016-02, Leases (Topic 842) on January 1, 2019, which required the recognition of operating lease right-of-use assets.  Operating lease right-of-use assets represent the lessee’s right to use, or control the use of, specified assets for the lease term.  Operating lease right-of-use assets are recognized based on the present value of lease payments over the lease term.  Operating lease right-of-use assets totaled $95.5 million at December 31, 2019.

Net Deferred Tax Assets

Net deferred tax assets decreased $57.3 million since December 31, 2018 primarily due to decreases in net deferred tax assets related to net unrealized gains or losses on available-for-sale investment securities, acquired loans, and net operating loss carryforwards.  Future changes in the corporate tax rate could result in a change in value of Old National’s deferred tax assets and future income tax expense.  See Note 17 to the consolidated financial statements for additional information.

Funding

Total funding, comprised of deposits and wholesale borrowings, was $17.298 billion at December 31, 2019, an increase of $454.4 million from $16.844 billion at December 31, 2018.  Total deposits were $14.553 billion, including $12.871 billion in transaction accounts and $1.682 billion in time deposits at December 31, 2019.  Total deposits increased $203.4 million, compared to December 31, 2018.  Noninterest-bearing demand deposits increased $76.9 million from December 31, 2018 to December 31, 2019.  Interest-bearing checking and NOW deposits increased $361.3 million from December 31, 2018 to December 31, 2019, while savings deposits decreased $98.7 million. Money market deposits increased $205.9 million from December 31, 2018 to December 31, 2019, while time deposits decreased $342.0 million.

We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position.  At December 31, 2019, wholesale borrowings, including federal funds purchased and interbank borrowings, securities sold under agreements to repurchase, FHLB advances, and other borrowings, totaled $2.745 billion, an increase of $250.9 million, or 10%, from December 31, 2018.  The increase in wholesale funding from December 31, 2018 to December 31, 2019 was primarily due to an increase in FHLB advances and federal funds purchased and interbank borrowings.  Wholesale funding as a percentage of total funding was 16% at December 31, 2019, compared to 15% at December 31, 2018.  See Notes 13, 14, and 15 to the consolidated financial statements for additional details on our financing activities.

The following table details the average balances of all funding sources for the years ended December 31.

				% Change From
				Prior Year
(dollars in thousands)	2019	2018	2017	2019	2018
Demand deposits	$3,887,470	$3,657,234	$3,111,672	6.3%	17.5%
Interest-bearing checking and NOW deposits	3,902,765	3,146,309	2,676,760	24.0	17.5
Savings deposits	2,878,135	2,995,484	2,964,875	(3.9)	1.0
Money market deposits	1,789,065	1,225,220	762,540	46.0	60.7
Time deposits	1,921,991	1,839,974	1,487,077	4.5	23.7
Total deposits	14,379,426	12,864,221	11,002,924	11.8	16.9
Federal funds purchased and interbank borrowings	241,618	238,408	187,426	1.3	27.2
Securities sold under agreements to repurchase	342,654	344,964	336,539	(0.7)	2.5
Federal Home Loan Bank advances	1,775,987	1,665,689	1,481,314	6.6	12.4
Other borrowings	251,194	249,832	224,793	0.5	11.1
Total funding sources	$16,990,879	$15,363,114	$13,232,996	10.6%	16.1%

The following table presents a maturity distribution for certificates of deposit with denominations of $100,000 or more at December 31.

		Maturity Distribution
	Year-End	1-90	91-180	181-365	Beyond
(dollars in thousands)	Balance	Days	Days	Days	1 Year
2019	$983,598	$445,434	$214,412	$209,075	$114,677
2018	1,133,130	397,990	265,232	280,402	189,506
2017	727,496	265,872	109,584	171,877	180,163

Operating Lease Liabilities

The adoption of ASU No. 2016-02, Leases (Topic 842) on January 1, 2019 also required the recognition of operating lease liabilities.  Operating lease liabilities represent a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis.  Operating lease liabilities totaled $99.5 million at December 31, 2019.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities decreased $33.5 million, or 17%, from December 31, 2018 primarily due to decreases in unfunded commitments on various tax credit investments and lower accrued expenses related to the Klein acquisition.

Capital

Shareholders’ equity totaled $2.852 billion, or 14% of total assets, at December 31, 2019 and $2.690 billion, or 14% of total assets, at December 31, 2018.  The change in unrealized gains (losses) on available-for-sale investment securities increased equity by $93.5 million during 2019.  Old National repurchased 6.0 million shares of Common Stock in 2019 under a stock repurchase plan that was approved by the Company’s Board of Directors, which reduced equity by $99.1 million.  We also paid cash dividends of $0.52 per share in 2019, which reduced equity by $89.5 million. Old National’s Common Stock is traded on the NASDAQ under the symbol “ONB” with 37,328 shareholders of record at December 31, 2019.

Capital Adequacy

Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies.  Management routinely analyzes Old National’s capital to ensure an optimized capital structure.  Accordingly, such evaluations may result in Old National taking a capital action.  For additional information on capital adequacy see Note 26 to the consolidated financial statements.

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

Investment Activities

We carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral.  At December 31, 2019, we had pooled trust preferred securities with a fair value of $8.2 million, or less than 1% of the available-for-sale securities portfolio.  These securities remained classified as available-for-sale and at December 31, 2019, the unrealized loss on our pooled trust preferred securities was $5.6 million.  The fair value of these securities should improve as we get closer to maturity, but not in all cases.  There was no OTTI recorded in 2019 or 2018.

All of our mortgage-backed securities are backed by U.S. government-sponsored or federal agencies.  Municipal bonds, corporate bonds, and other debt securities are evaluated by reviewing the credit-worthiness of the issuer and general market conditions.  See Note 3 to the consolidated financial statements for additional details about our investment security portfolio.

Counterparty Exposure

Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation.  We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry.  Old National manages exposure to counterparty risk in connection with its derivatives transactions by generally engaging in transactions with counterparties having ratings of at least A by Standard & Poor’s Rating Service or A2 by Moody’s Investors Service.  Total credit exposure is monitored by counterparty and managed within limits that management believes to be prudent. Old National’s net counterparty exposure was a liability of $6.1 million at December 31, 2019.

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

Commercial mortgages and construction loans are offered to real estate investors, developers, and builders primarily domiciled in the geographic market areas we serve:  Indiana, Kentucky, Michigan, Wisconsin, and Minnesota.  These loans are secured by first mortgages on real estate at LTV margins deemed appropriate for the property type, quality, location, and sponsorship.  Generally, these LTV ratios do not exceed 80%.  The commercial properties are predominantly non-residential properties such as retail centers, industrial properties and, to a lesser extent, more specialized properties.  Substantially all of our commercial real estate loans are secured by properties located in our primary market area.

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

Home equity loans are secured primarily by second mortgages on residential property of the borrower.  The underwriting terms for the home equity product generally permit borrowing availability, in the aggregate, up to 90% of the appraised value of the collateral property at the time of origination.  We offer fixed and variable rate home equity loans, with variable rate loans underwritten at fully-indexed rates.  Decisions are primarily based on LTV ratios, DTI ratios, and credit scores.  We do not offer home equity loan products with reduced documentation.

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

We lend to commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling, and retailing.  Old National manages concentrations of credit exposure by industry, product, geography, customer relationship, and loan size.  At December 31, 2019, our average commercial loan size was under $300,000 and our average commercial real estate loan size was under $675,000.  In addition, while loans to lessors of both residential and non-residential real estate exceed 10% of total loans, no individual sub-segment category within those broader categories reaches the 10% threshold.  At December 31, 2019, we had minimal exposure to foreign borrowers and no sovereign debt.  Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Kentucky, Michigan, Wisconsin, and Minnesota.  We are experiencing a slow and gradual improvement in the economy of our principal markets.  Management expects that trends in under-performing, criticized, and classified loans will be influenced by the degree to which the economy strengthens or weakens.

Summary of under-performing, criticized, and classified assets at December 31:

(dollars in thousands)	2019	2018	2017	2016	2015
Nonaccrual loans:
Commercial	$39,036	$38,648	$27,202	$56,585	$57,536
Commercial real estate	57,967	86,601	62,425	44,026	47,350
Residential real estate	21,023	24,954	22,171	17,674	14,953
Consumer	8,386	7,281	13,129	13,122	5,198
Covered loans (1)	—	—	—	—	7,336
Total nonaccrual loans (2)	126,412	157,484	124,927	131,407	132,373
Renegotiated loans not on nonaccrual:
Noncovered loans	18,338	17,356	19,589	14,376	14,147
Covered loans (1)	—	—	—	—	138
Past due loans (90 days or more and still accruing):
Commercial	—	52	144	23	565
Commercial real estate	181	40	—	—	—
Residential real estate	20	258	—	2	114
Consumer	369	1,003	750	303	227
Covered loans (1)	—	—	—	—	10
Total past due loans	570	1,353	894	328	916
Other real estate owned	2,169	3,232	8,810	18,546	7,594
Other real estate owned, covered (1)	—	—	—	—	4,904
Total under-performing assets	$147,489	$179,425	$154,220	$164,657	$160,072
Classified loans (includes nonaccrual, renegotiated, past due 90 days, and other problem loans)	$296,671	$334,785	$226,583	$220,429	$204,710
Classified loans, covered (1)	—	—	—	—	8,584
Other classified assets (3)	2,933	2,820	4,556	7,063	6,857
Criticized loans	234,841	238,752	188,085	95,462	132,898
Criticized loans, covered (1)	—	—	—	—	1,449
Total criticized and classified assets	$534,445	$576,357	$419,224	$322,954	$354,498
Asset Quality Ratios including covered assets:
Non-performing loans/total loans (4) (5)	1.19%	1.43%	1.30%	1.62%	2.11%
Under-performing assets/total loans and other real estate owned (4)	1.22	1.47	1.39	1.82	2.30
Under-performing assets/total assets	0.72	0.91	0.88	1.11	1.33
Allowance for loan losses/under- performing assets (6)	37.03	30.91	32.67	30.25	32.63
Allowance for loan losses/nonaccrual loans (2)	43.21	35.22	40.33	37.90	39.46
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

(2)

Includes purchased credit impaired loans of $7.9 million, $20.5 million, $12.6 million, $16.7 million, and $15.9 million for 2019, 2018, 2017, 2016, and 2015, respectively, that are categorized as nonaccrual for credit analysis purposes because the collection of principal or interest is doubtful.  However, these loans are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

(3)	Includes one pooled trust preferred securities and one insurance policy at December 31, 2019.
(4)	Loans exclude loans held for sale.
(5)	Non-performing loans include nonaccrual and renegotiated loans.
(6)

Because the acquired loans were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded.  No allowance for loan losses is recorded on the acquisition date.

Under-performing assets totaled $147.5 million at December 31, 2019, compared to $179.4 million at December 31, 2018.  Under-performing assets as a percentage of total loans and other real estate owned at December 31, 2019 were 1.22%, a 25 basis point improvement from 1.47% at December 31, 2018.

Nonaccrual loans decreased $31.1 million from December 31, 2018 to December 31, 2019 primarily due to a decrease in nonaccrual commercial real estate loans. As a percentage of nonaccrual loans, the allowance for loan losses was 43.21% at December 31, 2019, compared to 35.22% at December 31, 2018.  PCI loans that were included in the nonaccrual category because the collection of principal or interest is doubtful totaled $7.9 million at December 31, 2019, compared to $20.5 million at December 31, 2018.  However, they are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

If nonaccrual and renegotiated loans outstanding at December 31, 2019 and 2018, respectively, had been accruing interest throughout the year in accordance with their original terms, interest income of approximately $4.4 million in 2019 and $5.6 million in 2018 would have been recorded on these loans.  Excluding PCI loans, the amount of interest income actually recorded on nonaccrual and renegotiated loans was $2.8 million in 2019 and 2018.  We had $13.8 million of renegotiated loans included in nonaccrual loans at December 31, 2019, compared to $26.3 million at December 31, 2018.

Total criticized and classified assets were $534.4 million at December 31, 2019, a decrease of $41.9 million from December 31, 2018.  Other classified assets include investment securities that fell below investment grade rating totaling $2.9 million at December 31, 2019, compared to $2.8 million at December 31, 2018.

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

At December 31, 2019, our TDRs consisted of $14.8 million of commercial loans, $12.4 million of commercial real estate loans, $3.0 million of residential loans, and $1.5 million of consumer loans totaling $31.7 million.  Approximately $13.8 million of the TDRs at December 31, 2019 were included with nonaccrual loans.  At December 31, 2018, our TDRs consisted of $10.3 million of commercial loans, $27.6 million of commercial real estate loans, $3.4 million of residential loans, and $2.4 million of consumer loans totaling $43.7 million.  Approximately $26.3 million of the TDRs at December 31, 2018 were included with nonaccrual loans.

Old National has allocated specific reserves to customers whose loan terms have been modified in TDRs totaling $0.9 million at December 31, 2019 and $3.0 million at December 31, 2018.  As of December 31, 2019, Old National had committed to lend an additional $2.3 million to customers with outstanding loans that are classified as TDRs, compared to $4.4 million at December 31, 2018.

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

PCI loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition.  If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually.  If the PCI loan is being accounted for as part of a pool, it will not be removed from the pool.  At December 31, 2019, it has not been necessary to remove any loans from PCI accounting.

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

The activity in our allowance for loan losses was as follows:

(dollars in thousands)	2019	2018	2017	2016	2015
Balance at beginning of period	$55,461	$50,381	$49,808	$52,233	$47,849
Loans charged-off:
Commercial	3,819	3,087	1,108	5,047	3,513
Commercial real estate	2,846	879	3,700	2,632	1,921
Residential real estate	661	1,100	985	800	1,039
Consumer credit	7,463	7,903	6,924	6,131	6,404
Total charge-offs	14,789	12,969	12,717	14,610	12,877
Recoveries on charged-off loans:
Commercial	1,650	1,519	2,281	3,102	5,218
Commercial real estate	3,774	2,740	3,777	4,763	4,685
Residential real estate	146	2,118	255	174	354
Consumer credit	3,630	4,706	3,927	3,186	4,081
Total recoveries	9,200	11,083	10,240	11,225	14,338
Net charge-offs (recoveries)	5,589	1,886	2,477	3,385	(1,461)
Provision for loan losses	4,747	6,966	3,050	960	2,923
Balance at end of period	$54,619	$55,461	$50,381	$49,808	$52,233
Average loans for the year (1)	$12,087,429	$11,422,967	$9,525,888	$8,265,169	$6,756,135
Asset Quality Ratios:
Allowance/year-end loans (1)	0.45%	0.45%	0.45%	0.55%	0.75%
Allowance/average loans (1)	0.45	0.49	0.53	0.60	0.77
Net charge-offs (recoveries)/average loans (2)	0.05	0.02	0.03	0.04	(0.02)
(1)	Loans exclude loans held for sale.
(2)	Net charge-offs include write-downs on loans transferred to held for sale.

The allowance for loan losses decreased $0.8 million from December 31, 2018 to December 31, 2019.  Net charge-offs totaled $5.6 million in 2019 compared to net charge-offs of $1.9 million in 2018.  There were no industry segments representing a significant share of total net charge-offs.  Net charge-offs (recoveries) to average loans was 0.05% in 2019 compared to 0.02% in 2018.  Over the last twelve months, net charge-offs have remained low.  Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense.

As a percentage of total loans, the allowance ranged from 0.45% to 0.75% for the last five years, and was 0.45% at December 31, 2019. Our ratio of allowance for loan losses to total loans remained the same as of December 31, 2019 compared to December 31, 2018.

The following table provides additional details of the components of the allowance for loan losses, including ASC 450, Contingencies, for loans collectively evaluated for impairment, ASC 310-10, Receivables, for loans individually evaluated for impairment, and ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, for loans acquired with deteriorated credit quality:

	Collectively	Individually	Acquired with
	Evaluated for	Evaluated for	Deteriorated
(dollars in thousands)	Impairment	Impairment	Credit Quality	Total
Originated loans	$9,694,083	$85,982	$—	$9,780,065
Acquired loans	2,345,179	19,889	50,159	2,415,227
Total loans	$12,039,262	$105,871	$50,159	$12,195,292
Remaining purchase discount	(60,367)	(1,104)	(16,297)	(77,768)
Loans, net of discount	$11,978,895	$104,767	$33,862	$12,117,524

Allowance, January 1, 2019	$40,642	$14,341	$478	$55,461
Charge-offs	(8,108)	(6,571)	(110)	(14,789)
Recoveries	3,742	5,107	351	9,200
Provision expense	9,251	(3,980)	(524)	4,747
Allowance, December 31, 2019	$45,527	$8,897	$195	$54,619

We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements.  The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment.  The reserve for unfunded loan commitments is classified as a liability account on the balance sheet and totaled $2.7 million at December 31, 2019, compared to $2.5 million at December 31, 2018.

The following table details the allowance for loan losses by loan category and the percent of loans in each category compared to total loans at December 31.

	2019		2018		2017		2016		2015
		% of		% of		% of		% of		% of
		Loans		Loans		Loans		Loans		Loans
	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total
(dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial	$22,585	23.9%	$21,742	26.4%	$19,246	24.4%	$21,481	21.3%	$25,568	26.0%
Commercial real estate	21,588	42.6	23,470	40.5	21,436	39.2	18,173	34.7	15,993	26.6
Residential real estate	2,299	19.3	2,277	18.4	1,763	19.5	1,643	23.2	2,051	23.7
Consumer credit	8,147	14.2	7,972	14.7	7,936	16.9	8,511	20.8	7,684	22.2
Covered loans	—	—	—	—	—	—	—	—	937	1.5
Total	$54,619	100.0%	$55,461	100.0%	$50,381	100.0%	$49,808	100.0%	$52,233	100.0%

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

The following table illustrates our projected net interest income sensitivity over a two-year cumulative horizon based on the asset/liability model as of December 31, 2019 and 2018:

	Immediate
	Rate Decrease		Immediate Rate Increase
	-50		+100	+200	+300
(dollars in thousands)	Basis Points	Base	Basis Points	Basis Points	Basis Points
December 31, 2019
Projected interest income:
Money market, other interest earning investments, and investment securities	$311,737	$327,770	$348,556	$361,001	$373,190
Loans	966,207	1,023,627	1,142,583	1,259,598	1,373,727
Total interest income	1,277,944	1,351,397	1,491,139	1,620,599	1,746,917
Projected interest expense:
Deposits	82,128	120,402	217,131	313,848	410,565
Borrowings	100,057	111,917	140,046	169,277	198,800
Total interest expense	182,185	232,319	357,177	483,125	609,365
Net interest income	$1,095,759	$1,119,078	$1,133,962	$1,137,474	$1,137,552
Change from base	$(23,319)		$14,884	$18,396	$18,474
% change from base	-2.08%		1.33%	1.64%	1.65%

December 31, 2018
Projected interest income:
Money market, other interest earning investments, and investment securities	$300,290	$308,302	$322,252	$335,523	$347,517
Loans	1,074,017	1,133,140	1,253,101	1,368,890	1,484,341
Total interest income	1,374,307	1,441,442	1,575,353	1,704,413	1,831,858
Projected interest expense:
Deposits	87,031	127,300	217,029	306,754	396,473
Borrowings	113,737	130,971	165,406	199,865	234,336
Total interest expense	200,768	258,271	382,435	506,619	630,809
Net interest income	$1,173,539	$1,183,171	$1,192,918	$1,197,794	$1,201,049
Change from base	$(9,632)		$9,747	$14,623	$17,878
% change from base	-0.81%		0.82%	1.24%	1.51%

Our asset sensitivity increased year over year primarily due to changes in our hedging strategies, balance sheet mix, investment duration, and prepayment speed behavior.

A key element in the measurement and modeling of interest rate risk is the re-pricing assumptions of our transaction deposit accounts, which have no contractual maturity dates.  Because the models are driven by expected behavior in various interest rate scenarios and many factors besides market interest rates affect our net interest income, we recognize that model outputs are not guarantees of actual results.  For this reason, we model many different combinations of interest rates and balance sheet assumptions to understand our overall sensitivity to market interest rate changes, including shocks, ramps, yield curve flattening, yield curve steepening, as well as forecasts of likely interest rate scenarios tested.  At December 31, 2019, our projected net interest income sensitivity based on the asset/liability models we utilize was within the limits of our interest rate risk policy for the scenarios tested.

We use derivative instruments, primarily interest rate swaps, collars, and floor spreads, to mitigate interest rate risk, including certain cash flow hedges on variable-rate assets and liabilities with a notional amount of $535 million at December 31, 2019.  Our derivatives had an estimated fair value gain of $38.9 million at December 31, 2019, compared to an estimated fair value gain of $16.5 million at December 31, 2018.  See Note 22 to the consolidated financial statements for further discussion of derivative financial instruments.

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

A time deposit maturity schedule for Old National Bank is shown in the following table at December 31, 2019.

(dollars in thousands)
Maturity Bucket	Amount	Rate
2020	$1,294,106	1.47%
2021	184,939	1.27
2022	99,390	1.35
2023	55,794	1.72
2024	36,599	1.68
2025 and beyond	11,402	1.74
Total	$1,682,230	1.46%

Our ability to acquire funding at competitive prices is influenced by rating agencies’ views of our credit quality, liquidity, capital, and earnings.  Moody’s Investor Service places us in an investment grade that indicates a low risk of default.  For both Old National and Old National Bank:

•	Moody’s Investor Service affirmed the Long-Term Rating of A3 of Old National’s senior unsecured/issuer rating on February 3, 2020.
•

Moody’s Investor Service affirmed Old National Bank’s long-term deposit rating of Aa3 on February 3, 2020.  The bank’s short-term deposit rating was affirmed at P-1 and the bank’s issuer rating was affirmed at A3.

The rating outlook from Moody’s Investor Service is stable.  Moody’s Investor Service concluded a rating review of Old National Bank on February 3, 2020.

The credit ratings of Old National and Old National Bank at December 31, 2019 are shown in the following table.

Moody's Investor Service
	Long-term	Short-term
Old National	A3	N/A
Old National Bank	Aa3	P-1

Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well.  At December 31, 2019, Old National and its subsidiaries had the following availability of liquid funds and borrowings:

	Parent
(dollars in thousands)	Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$45,147	$231,190
Unencumbered government-issued debt securities	—	2,350,861
Unencumbered investment grade municipal securities	—	772,504
Unencumbered corporate securities	—	148,761
Availability of borrowings:
Amount available from Federal Reserve discount window*	—	325,316
Amount available from Federal Home Loan Bank Indianapolis*	—	334,634
Total available funds	$45,147	$4,163,266

*  Based on collateral pledged

Old National Bancorp has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows, and funds used for acquisitions.  Old National Bancorp can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit, and through the issuance of debt securities.  Additionally, Old National Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt and equity markets.  At December 31, 2019, Old National Bancorp’s other borrowings outstanding were $223.8 million.

Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval.  Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years.  Prior regulatory approval to pay dividends was not required in 2018 or 2019 and is not currently required.

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

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements include commitments to extend credit and financial guarantees.  Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers.  Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $2.779 billion and standby letters of credit of $87.8 million at December 31, 2019.  At December 31, 2019, approximately $2.545 billion of the loan commitments had fixed rates and $234.5 million had floating rates, with the floating interest rates ranging from 1% to 15%.  At December 31, 2018, loan commitments were $3.566 billion and standby letters of credit of $319.0 million.  The term of these off-balance sheet arrangements is typically one year or less.

Old National is a party in risk participation transactions of interest rate swaps, which had total notional amount of $37.0 million at December 31, 2019.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, AND CONTINGENT LIABILITIES

The following table presents our significant fixed and determinable contractual obligations and significant commitments at December 31, 2019.  Further discussion of each obligation or commitment is included in the referenced note to the consolidated financial statements.

		Payments Due In
	Note	One Year	One to	Three to	Over
(dollars in thousands)	Reference	or Less	Three Years	Five Years	Five Years	Total
Deposits without stated maturity		$12,871,167	$—	$—	$—	$12,871,167
IRAs, consumer, and brokered certificates of deposit	12	1,294,106	284,329	92,393	11,402	1,682,230
Federal funds purchased and interbank borrowings		350,414	—	—	—	350,414
Securities sold under agreements to repurchase	13	327,782	—	—	—	327,782
Federal Home Loan Bank advances	14	75,000	175,500	350,164	1,222,183	1,822,847
Other borrowings	15	499	1,077	176,234	65,875	243,685
Fixed interest payments (1)		48,071	93,175	80,493	83,757	305,496
Operating leases	8	16,449	29,376	17,255	56,818	119,898
Other long-term liabilities (2)		19,549	6,315	36	26	25,926
(1)

Our senior notes, subordinated notes, certain trust preferred securities, and certain FHLB advances have fixed rates ranging from 0.68% to 4.96%. All of our other long-term debt is at LIBOR based variable rates at December 31, 2019. The projected variable interest assumes no increase in LIBOR rates from December 31, 2019.

(2)	Includes unfunded commitments on qualified affordable housing projects and other tax credit investments.

We rent certain premises and equipment under operating leases.  See Note 8 to the consolidated financial statements for additional information on long-term lease arrangements.

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

In addition, liabilities recorded under FASB ASC 740-10 (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109) are not included in the table because the amount and timing of any cash payments cannot be reasonably estimated.  Further discussion of income taxes and liabilities is included in Note 17 to the consolidated financial statements.

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

Management’s analysis of probable losses in the portfolio at December 31, 2019 resulted in a range for allowance for loan losses of $19.1 million.  The range pertains to general (FASB ASC 450, Contingencies) reserves for both retail and performing commercial loans.  Specific (FASB ASC 310, Receivables) reserves do not have a range of probable loss.  Due to the risks and uncertainty associated with the economy and our projection of loss rates inherent in the portfolio, we establish a range of probable outcomes (a high-end estimate and a low-end estimate) and evaluate our position within this range.  The potential effect to net income based on our position in the range relative to the high and low endpoints is a decrease of $2.1 million and an increase of $12.3 million, respectively, after taking into account the tax effects.  These sensitivities are hypothetical and may not represent actual results.

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

Old National’s management assessed the effectiveness of Old National’s internal control over financial reporting as of December 31, 2019.  In making this assessment, management used the criteria established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on that assessment Old National has concluded that, as of December 31, 2019, Old National’s internal control over financial reporting is effective.  Old National’s independent registered public accounting firm has audited the effectiveness of Old National’s internal control over financial reporting as of December 31, 2019 as stated in their report which follows.

Crowe LLP Independent Member Crowe Global

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Old National Bancorp

Evansville, Indiana

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Old National Bancorp (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Allowance and Provision for Loan Losses

As described in Notes 1 and 5 to the consolidated financial statements, the Company utilizes a probability of default (PD)/loss given default (LGD) model as a tool to determine the adequacy of the allowance for loan losses for performing commercial and commercial real estate loans.  The expected loss derived from the model considers the probability of default, loss given default, and exposure at default. Loss rates are then adjusted by qualitative factors such as changes in lending policies or procedures and economic business conditions.  For residential real estate and consumer loans, management uses historical loss ratios adjusted for economic conditions to determine the appropriate level of allowance for residential real estate and consumer loans.

The audit of the estimate of the allowance for loan losses was identified by us as a critical audit matter because the necessary judgments applied by us to evaluate the significant subjective and complex judgments made by management.  The principal considerations resulting in our determination included judgments related to the:

•

Accuracy of the loan risk rating for the performing commercial and commercial real estate portfolio.  The PD is calculated using a transition matrix to determine the likelihood of a customer’s asset quality rating migrating from its current rating to any other rating.  The calculation relies on the accuracy of the loan risk rating at a point in time as well as the accuracy of the movement for loans to the correct risk rating category.

•

Adjustments to the loss rates from the PD/LGD model and to the historical loss ratios for qualitative factors.  The selection of qualitative factors and the magnitude of such adjustments is based on management’s judgments regarding factors which impact asset quality.

•	Completeness and accuracy of data used in PD/LGD model due to the volume of loan data used in the calculation.

The primary procedures performed to address the critical audit matter included:

•

Testing the effectiveness of controls over the Company’s asset quality rating; controls over the preparation and review of the allowance for loan loss calculation, including data used as the basis for adjustments related to the qualitative factors, completeness and accuracy of loan data used in the computations, the development and reasonableness of qualitative factors and mathematical accuracy of the overall calculation;

•	Substantively testing the accuracy of both the asset quality ratings as well as testing the accuracy of the transition matrix for commercial and commercial real estate loans
•

Substantively testing management’s process for developing the qualitative factors and assessing relevance of data used to develop factors, including evaluating their judgments and assumptions for reasonableness.

•	Substantively testing the mathematical accuracy of the PD/LGD calculations including the completeness and accuracy of loan data used in the model.

Crowe LLP

We have served as the Company's auditor since 2005, which is the year the engagement letter was signed for the audit of the 2006 financial statements.

Louisville, Kentucky

February 12, 2020

OLD NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars and shares in thousands, except per share data)	2019	2018
Assets
Cash and due from banks	$234,766	$284,003
Money market and other interest-earning investments	41,571	33,162
Total cash and cash equivalents	276,337	317,165
Equity securities	6,842	5,582
Investment securities - available-for-sale, at fair value:
U.S. Treasury	17,682	5,301
U.S. government-sponsored entities and agencies	592,984	628,151
Mortgage-backed securities	3,183,861	2,209,295
States and political subdivisions	1,275,643	940,429
Other securities	314,921	340,240
Total investment securities - available-for-sale	5,385,091	4,123,416
Investment securities - held-to-maturity, at amortized cost (fair value $0 and $506,103, respectively)	—	506,334
Federal Home Loan Bank/Federal Reserve Bank stock, at cost	164,099	142,980
Loans held for sale, at fair value	46,898	14,911
Loans:
Commercial	2,890,296	3,232,970
Commercial real estate	5,166,792	4,958,851
Residential real estate	2,334,289	2,248,404
Consumer credit, net of unearned income	1,726,147	1,803,667
Total loans, net of unearned income	12,117,524	12,243,892
Allowance for loan losses	(54,619)	(55,461)
Net loans	12,062,905	12,188,431
Premises and equipment, net	490,925	485,912
Operating lease right-of-use assets	95,477	—
Accrued interest receivable	85,123	89,464
Goodwill	1,036,994	1,036,258
Other intangible assets	60,105	77,016
Company-owned life insurance	448,967	444,224
Net deferred tax assets	29,705	87,048
Loan servicing rights	25,368	24,497
Other assets	196,831	185,197
Total assets	$20,411,667	$19,728,435

Liabilities
Deposits:
Noninterest-bearing demand	$4,042,286	$3,965,380
Interest-bearing:
Checking and NOW	4,149,639	3,788,339
Savings	2,845,423	2,944,092
Money market	1,833,819	1,627,882
Time	1,682,230	2,024,256
Total deposits	14,553,397	14,349,949
Federal funds purchased and interbank borrowings	350,414	270,135
Securities sold under agreements to repurchase	327,782	362,294
Federal Home Loan Bank advances	1,822,847	1,613,481
Other borrowings	243,685	247,883
Operating lease liabilities	99,500	—
Accrued expenses and other liabilities	161,589	195,123
Total liabilities	17,559,214	17,038,865
Commitments and contingencies (Note 23)
Shareholders' Equity
Preferred stock, series A, 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $1.00 per share stated value, 300,000 shares authorized, 169,616 and 175,141 shares issued and outstanding, respectively	169,616	175,141
Capital surplus	1,944,445	2,031,695
Retained earnings	682,185	527,684
Accumulated other comprehensive income (loss), net of tax	56,207	(44,950)
Total shareholders' equity	2,852,453	2,689,570
Total liabilities and shareholders' equity	$20,411,667	$19,728,435

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(dollars and shares in thousands, except per share data)	2019	2018	2017
Interest Income
Loans including fees:
Taxable	$569,718	$508,293	$389,219
Nontaxable	15,919	16,299	13,970
Investment securities:
Taxable	113,832	80,168	63,031
Nontaxable	29,248	26,655	28,858
Money market and other interest-earning investments	1,670	630	258
Total interest income	730,387	632,045	495,336
Interest Expense
Deposits	69,364	41,277	20,356
Federal funds purchased and interbank borrowings	5,656	4,793	1,966
Securities sold under agreements to repurchase	2,517	1,962	1,270
Federal Home Loan Bank advances	37,452	34,925	24,818
Other borrowings	11,125	11,486	9,758
Total interest expense	126,114	94,443	58,168
Net interest income	604,273	537,602	437,168
Provision for loan losses	4,747	6,966	3,050
Net interest income after provision for loan losses	599,526	530,636	434,118
Noninterest Income
Wealth management fees	37,072	36,863	37,316
Service charges on deposit accounts	44,915	44,026	41,331
Debit card and ATM fees	21,652	20,216	17,676
Mortgage banking revenue	26,622	17,657	18,449
Investment product fees	21,785	20,539	20,977
Capital markets income	13,270	4,934	6,544
Company-owned life insurance	11,539	10,584	8,654
Net debt securities gains (losses)	1,923	2,060	9,135
Net gain on branch divestitures	—	13,989	—
Other income	20,539	24,437	23,300
Total noninterest income	199,317	195,305	183,382
Noninterest Expense
Salaries and employee benefits	289,452	281,275	246,738
Occupancy	55,255	51,941	46,511
Equipment	16,903	14,861	13,560
Marketing	15,898	15,847	13,172
Data processing	37,589	36,170	32,306
Communication	10,702	10,846	9,284
Professional fees	22,854	14,503	16,840
Loan expenses	7,253	7,028	6,596
FDIC assessment	6,030	10,638	9,480
Amortization of intangibles	16,911	14,442	11,841
Amortization of tax credit investments	2,749	22,949	11,733
Other expense	26,891	36,761	30,775
Total noninterest expense	508,487	517,261	448,836
Income before income taxes	290,356	208,680	168,664
Income tax expense	52,150	17,850	72,939
Net income	$238,206	$190,830	$95,725
Net income per common share - basic	$1.39	$1.23	$0.69
Net income per common share - diluted	1.38	1.22	0.69
Weighted average number of common shares outstanding - basic	171,907	155,675	137,821
Weighted average number of common shares outstanding - diluted	172,687	156,539	138,513
Dividends per common share	$0.52	$0.52	$0.52

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(dollars in thousands)	2019	2018	2017
Net income	$238,206	$190,830	$95,725

Other comprehensive income (loss):

Change in debt securities available-for-sale:
Unrealized holding gains (losses) for the period	123,006	(4,769)	14,259
Reclassification for securities transferred to held-to-maturity	—	14,007	—
Reclassification adjustment for securities gains realized in income	(1,923)	(2,060)	(9,135)
Income tax effect	(27,604)	(1,386)	(1,669)
Unrealized gains (losses) on available-for-sale debt securities	93,479	5,792	3,455

Change in securities held-to-maturity:
Adjustment for securities transferred to available-for-sale	8,200	19,412	—
Adjustment for securities transferred from available-for-sale	—	(14,007)	—
Amortization of unrealized losses on securities transferred from available-for-sale	2,812	2,181	1,830
Income tax effect	(2,497)	(1,394)	(627)
Changes from securities held-to-maturity	8,515	6,192	1,203

Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	(543)	5,145	927
Reclassification adjustment for (gains) losses realized in net income	(596)	150	6,135
Income tax effect	280	(1,298)	(2,684)
Changes from cash flow hedges	(859)	3,997	4,378

Defined benefit pension plans:
Amortization of net loss recognized in income	30	191	159
Income tax effect	(8)	(47)	(95)
Changes from defined benefit pension plans	22	144	64
Other comprehensive income (loss), net of tax	101,157	16,125	9,100
Comprehensive income	$339,363	$206,955	$104,825

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

				Accumulated
				Other	Total
	Common	Capital	Retained	Comprehensive	Shareholders'
(dollars in thousands, except per share data)	Stock	Surplus	Earnings	Income (Loss)	Equity
Balance, January 1, 2017	$135,159	$1,348,338	$390,292	$(59,372)	$1,814,417
Net income	—	—	95,725	—	95,725
Other comprehensive income (loss)	—	—	—	9,100	9,100
Acquisition of Anchor Bancorp, Inc.	16,527	284,301	—	—	300,828
Dividends - common stock ($0.52 per share)	—	—	(72,604)	—	(72,604)
Common stock issued	24	380	—	—	404
Common stock repurchased	(153)	(2,608)	—	—	(2,761)
Share-based compensation expense	—	6,275	—	—	6,275
Stock activity under incentive compensation plans	483	2,813	(283)	—	3,013
Balance, December 31, 2017	152,040	1,639,499	413,130	(50,272)	2,154,397
Cumulative effect of change in accounting principles	—	—	(4,127)	(52)	(4,179)
Balance, January 1, 2018	152,040	1,639,499	409,003	(50,324)	2,150,218
Reclassification of certain tax effects related to the Tax Cuts and Jobs Act of 2017	—	—	10,751	(10,751)	—
Net income	—	—	190,830	—	190,830
Other comprehensive income (loss)	—	—	—	16,125	16,125
Acquisition of Klein Financial, Inc.	22,772	383,702	—	—	406,474
Dividends - common stock ($0.52 per share)	—	—	(82,161)	—	(82,161)
Common stock issued	29	468	—	—	497
Common stock repurchased	(104)	(1,701)	—	—	(1,805)
Share-based compensation expense	—	8,118	—	—	8,118
Stock activity under incentive compensation plans	404	1,609	(739)	—	1,274
Balance, December 31, 2018	175,141	2,031,695	527,684	(44,950)	2,689,570
Cumulative effect of change in accounting principles (Note 1)	—	—	6,322	—	6,322
Balance, January 1, 2019	175,141	2,031,695	534,006	(44,950)	2,695,892
Net income	—	—	238,206	—	238,206
Other comprehensive income (loss)	—	—	—	101,157	101,157
Dividends - common stock ($0.52 per share)	—	—	(89,474)	—	(89,474)
Common stock issued	36	531	—	—	567
Common stock repurchased	(6,174)	(96,239)	—	—	(102,413)
Share-based compensation expense	—	7,993	—	—	7,993
Stock activity under incentive compensation plans	613	465	(553)	—	525
Balance, December 31, 2019	$169,616	$1,944,445	$682,185	$56,207	$2,852,453

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2019	2018	2017
Cash Flows From Operating Activities
Net income	$238,206	$190,830	$95,725
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	26,719	23,773	22,183
Amortization of other intangible assets	16,911	14,442	11,841
Amortization of tax credit investments	2,749	22,949	11,733
Net premium amortization on investment securities	19,210	14,384	15,302
Accretion income related to acquired loans	(42,772)	(40,598)	(40,576)
Share-based compensation expense	7,993	8,118	6,275
Excess tax (benefit) expense on share-based compensation	(1,069)	401	79
Provision for loan losses	4,747	6,966	3,050
Net debt securities (gains) losses	(1,923)	(2,060)	(9,135)
Net gain on branch divestitures	—	(13,989)	—
Net (gains) losses on sales of loans and other assets	(7,370)	(2,290)	(6,421)
Increase in cash surrender value of company-owned life insurance	(11,539)	(10,584)	(8,654)
Residential real estate loans originated for sale	(854,848)	(501,999)	(452,604)
Proceeds from sales of residential real estate loans	834,024	514,891	535,271
(Increase) decrease in interest receivable	4,340	2,038	151
(Increase) decrease in other assets	23,322	8,578	55,802
Increase (decrease) in accrued expenses and other liabilities	(24,944)	(1,443)	10,061
Net cash flows provided by (used in) operating activities	233,756	234,407	250,083
Cash Flows From Investing Activities
Cash received (paid) from acquisitions, net	—	60,759	2,564
Payments related to branch divestitures	—	(210,659)	—
Purchases of investment securities available-for-sale	(2,366,089)	(663,338)	(874,555)
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	(21,142)	(23,066)	(17,979)
Proceeds from maturities, prepayments, and calls of investment securities available-for-sale	1,175,272	419,270	438,818
Proceeds from sales of investment securities available-for-sale	424,140	139,364	342,233
Proceeds from maturities, prepayments, and calls of investment securities held-to-maturity	115,648	55,520	57,682
Proceeds from sales of investment securities held-to-maturity	9,921	—	—
Proceeds from sales of Federal Home Loan Bank/Federal Reserve Bank stock	23	2,409	6,594
Proceeds from sales of equity securities	130	128	127
Proceeds from sale of student loan portfolio	—	70,674	—
Loan originations and payments, net	163,551	(102,928)	(475,519)
Proceeds from company-owned life insurance death benefits	6,796	6,501	2,347
Proceeds from sale of premises and equipment and other assets	3,769	7,341	18,592
Purchases of premises and equipment and other assets	(37,423)	(33,391)	(37,303)
Net cash flows provided by (used in) investing activities	(525,404)	(271,416)	(536,399)
Cash Flows From Financing Activities
Net increase (decrease) in:
Deposits	203,448	261,551	85,062
Federal funds purchased and interbank borrowings	80,279	(64,898)	76,430
Securities sold under agreements to repurchase	(34,512)	(41,997)	(5,207)
Other borrowings	(4,377)	(1,505)	(20,056)
Payments for maturities of Federal Home Loan Bank advances	(377,978)	(1,001,888)	(947,694)
Proceeds from Federal Home Loan Bank advances	575,000	995,000	1,205,000
Cash dividends paid on common stock	(89,474)	(82,161)	(72,604)
Common stock repurchased	(102,413)	(1,805)	(2,761)
Proceeds from exercise of stock options	280	948	2,655
Common stock issued	567	497	404
Net cash flows provided by (used in) financing activities	250,820	63,742	321,229
Net increase (decrease) in cash and cash equivalents	(40,828)	26,733	34,913
Cash and cash equivalents at beginning of period	317,165	290,432	255,519
Cash and cash equivalents at end of period	$276,337	$317,165	$290,432

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

All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current presentation.  Such reclassifications had no effect on prior year net income or shareholders’ equity and were insignificant amounts.

Equity Securities

Equity securities consist of mutual funds held in trusts associated with deferred compensation plans for former directors and executives.  These mutual funds are recorded as equity securities at fair value.  Gains and losses are included in other income in the current year and net securities gains in 2018 and 2017.

Investment Securities

Old National classified all of its debt investment securities as available-for-sale at December 31, 2019.  Debt securities classified as available-for-sale are recorded at fair value with the unrealized gains and losses, net of tax effect, recorded in other comprehensive income.  Realized gains and losses affect income and the prior fair value adjustments are reclassified within shareholders’ equity.  Prior to the fourth quarter of 2019, Old National also had debt securities classified as held-to-maturity.  Debt securities classified as held-to-maturity, which management had the intent and ability to hold to maturity, were reported at amortized cost.  Interest income included amortization of purchase premiums or discounts.  Premiums and discounts were amortized on the level-yield method.  Anticipated prepayments were considered when amortizing premiums and discounts on mortgage backed securities.  Gains and losses on the sale of available-for-sale debt securities are determined using the specific-identification method.

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

Loans Held for Sale

Loans that Old National has originated with an intent to sell are classified as loans held for sale and are recorded at fair value, determined individually, as of the balance sheet date.  The loan’s fair value includes the servicing value of the loans as well as any accrued interest.

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

Derivative Financial Instruments

As part of Old National’s overall interest rate risk management, Old National uses derivative instruments, including TBA forward agreements and interest rate swaps, collars, caps, and floors.  All derivative instruments are recognized on the balance sheet at their fair value. At the inception of the derivative contract, Old National designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”).  For a fair value hedge, the change in value of the derivative, as well as the offsetting change in value of the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in fair values.  For a cash flow hedge, the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, in noninterest income.

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in noninterest income.

Old National formally documents all relationships between derivatives and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions.  This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.  Old National also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of the hedged items.  Old National discontinues hedge accounting prospectively when it is determined that (1) the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item; (2) the derivative expires, is sold, or terminated; (3) the derivative instrument is de-designated as a hedge because  the forecasted transaction is no longer probable of occurring; (4) a hedged firm commitment no longer meets the definition of a firm commitment; (5) or management otherwise determines that designation of the derivative as a hedging instrument is no longer appropriate.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as noninterest income.  When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability.  When a cash flow hedge is discontinued but the hedged cash flows or forecasted transaction is still expected to occur, changes in value that were accumulated in other comprehensive income are amortized or accreted into earnings over the same periods which the hedged transactions will affect earnings.

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

Share-Based Compensation

Compensation cost is recognized for stock options and restricted stock awards and units issued to employees based on the fair value of these awards at the date of grant.  A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of our Common Stock at the date of grant is used for restricted stock awards. A third party provider is used to value certain restricted stock units where the performance measure is based on total shareholder return.  Compensation expense is recognized over the required service period.  Forfeitures are recognized as they occur.

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

Old National is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in other assets on the balance sheet, with any unfunded commitments included with other liabilities.  Certain of these assets qualify for the proportional amortization method and are amortized over the period that Old National expects to receive the tax credits, with the expense included within income tax expense on the consolidated statements of income.  The other investments are accounted for under the equity method, with the expense included within noninterest expense on the consolidated statements of income.  All of our tax credit investments are evaluated for impairment at the end of each reporting period.

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

The following table summarizes the supplemental cash flow information for the years ended December 31:

	Years Ended December 31,
(dollars in thousands)	2019	2018	2017

Cash payments:
Interest	$127,713	$91,813	$56,682
Income taxes (net of refunds)	5,494	(2,505)	4,326

Noncash Investing and Financing Activities:
Securities transferred from held-to-maturity to available-for-sale	381,992	447,026	—
Securities transferred from available-for-sale to held-to-maturity	—	323,990	—
Transfer of premises and equipment to assets held for sale	2,689	9,634	16,617
Operating lease right-of-use assets obtained in exchange for lease obligations	113,498	—	—
Finance lease right-of-use assets obtained in exchange for lease obligations	7,871	—	—

The following table summarizes the common shares issued and resultant value of total shareholders’ equity associated with acquisitions for the years ended December 31:

		Total
	Shares of	Shareholders'
(dollars and shares in thousands)	Common Stock	Equity
2018
Acquisition of Klein	22,772	$406,474

2017
Acquisition of Anchor (MN)	16,527	$300,828

There were no acquisitions during 2019.

Business Combinations

Old National accounts for business combinations using the acquisition method of accounting.  The accounts of an acquired entity are included as of the date of acquisition, and any excess of purchase price over the fair value of the net assets acquired is capitalized as goodwill.  Old National typically issues common stock and/or pays cash for an acquisition, depending on the terms of the acquisition agreement.  The value of common shares issued is determined based on the market price of the stock as of the closing of the acquisition.  Acquisition costs are expensed when incurred.

Impact of Accounting Changes

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

Accounting Guidance Issued But Not Yet Adopted in 2019

FASB ASC 326 – In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”).  The main objective of this amendment is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  The amendment requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to enhance their credit loss estimates.  The amendment requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio.  In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  The current expected credit loss measurement will be used to estimate the allowance for credit losses (“ACL”) over the life of the financial assets.  The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2019.  Early adoption was permitted beginning after December 15, 2018.

As previously disclosed, Old National formed a cross functional committee to oversee the adoption of the ASU and a working group was also formed to implement provisions of the ASU.  The working group identified and developed seven distinct loan segments for which models have been developed.  Management monitors and assesses credit risk based on these loan segments.

Old National has completed data and model validation testing, model sensitivity analysis, the determination of qualitative adjustments, other supporting analytics, and the development of related internal controls over model inputs (data and assumptions) and model operations. While the models are operationally complete, other required processes are being finalized.

The CECL modeling measurements for estimating the current expected life-time credit losses for loans and debt securities includes the following major items:

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

Old National has not completed finalizing the results of the CECL estimate as of year-end. The required financial reporting disclosures are being further refined and internally validated.  Internal controls over financial reporting specifically related to CECL have been designed and are being evaluated; however, all internal controls related to CECL implementation are not operational.  Old National is in the final stages of completing the formal governance and approval process.

During the first quarter of 2020, Old National expects formal approval from all internal committees and governance processes related to CECL.  At that time, the cross functional committee will be disbanded, along with the current Allowance for Loan Losses Committee and replaced with an Allowance for Credit Losses Committee who will provide oversight for the entire CECL model and allowance process.

Old National expects to recognize a one-time cumulative effect adjustment increasing the allowance for loan losses. Because we do not have final approval from our oversight and governance committees, we are estimating an increase to the allowance for credit losses of approximately $35 million to $45 million upon adoption, which includes a range of $3 million to $8 million for off-balance sheet exposures.  The vast majority of this increase is related to the acquired loan portfolio.  Under the current accounting guidance, any remaining unamortized loan discount on an individual loan can be used to offset a charge-off for that loan, so the allowance for loan losses needed for the acquired loans is reduced by the remaining loan discounts.  The new accounting under the ASU removes the ability to offset a charge-off against the remaining loan discount and requires an allowance for credit losses to be recognized in addition to the loan discount.  The ultimate impact of adopting the ASU, and at each subsequent reporting period, is highly dependent on credit quality, macroeconomic forecasts and conditions, composition of our loans and available-for-sale securities portfolio, along with other management judgements. The transition adjustment to record the allowance for credit losses may fall outside of management’s estimated increase based on material changes in these dependencies, specifically the macroeconomic forecast and conditions and loan composition, used in calculating the allowance for credit losses upon the adoption of CECL.

Old National does not expect a material allowance for credit losses to be recorded on its available-for-sale debt securities under the newly codified available-for-sale debt security impairment model, as the majority of these securities are government agency-backed securities for which the risk of loss is minimal.

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

FASB ASC 350 – In January 2017, the FASB issued ASU No. 2017-04, Intangibles: Goodwill and Other: Simplifying the Test for Goodwill Impairment.  To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test.  The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  In addition, the income tax effects of tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable.  The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test.  An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the qualitative impairment test is necessary.  The amendments should be applied on a prospective basis.  The nature of and reason for the change in accounting principle should be disclosed upon transition.  The amendments in this update should be adopted for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and will not have a material impact on the financial statements.

FASB ASC 820 – In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.  The updated guidance improves the disclosure requirements on fair value measurements.  The ASU removes certain disclosures required by Topic 820 related to transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; the valuation processes for Level 3 fair value measurements; and for nonpublic entities, the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of the reporting period.  The ASU modifies certain disclosures required by Topic 820 related to disclosure of transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities for nonpublic entities; the requirement to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly for investments in certain entities that calculate net asset value; and clarification that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date.  The ASU adds certain disclosure requirements related to changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.  For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements.  The amendments in this update become effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2019 and will not have a material impact on the financial statements.

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

FASB ASC 350 – In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.  The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  The amendments in this update become effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years and will not have a material impact on the financial statements.

FASB ASC 842 – In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements.  The amendments in ASU No. 2019-01 align the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance.  As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of fair value in Topic 820, Fair Value Measurement should be applied.  ASU No. 2019-01 also requires lessors within the scope of Topic 942, Financial Services—Depository and Lending, to present all “principal payments received under leases” within investing activities.  The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2019 and will not have a material impact on the financial statements.

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

In November 2019, the FASB issued 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, to make improvements to the credit losses standard.  Most significantly, the standard clarifies guidance around how to report expected recoveries for PCD assets.  “Expected recoveries” describes a situation in which an organization recognizes a full or partial writeoff of the amortized cost basis of a financial asset, but then later determines that the amount written off, or a portion of that amount, will in fact be recovered.  This ASU permits organizations to record expected recoveries on PCD assets.  In addition to other narrow technical improvements, the ASU also reinforces existing guidance that prohibits organizations from recognizing negative allowances for available-for-sale debt securities.

The amendments in these updates become effective for annual periods and interim periods within those annual periods beginning after December 15, 2019 and will not have a material impact on the consolidated financial statements.

FASB ASC 718 – In November 2019, the FASB issued ASU No. 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements—Share-Based Consideration Payable to a Customer.  This ASU requires companies to measure and classify (on the balance sheet) share-based payments to customers by applying the guidance in Topic 718, Compensation—Stock Compensation. As a result, the amount recorded as a reduction in revenue would be measured based on the grant-date fair value of the share-based payment.  The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2019 and will not have a material impact on the consolidated financial statements.

FASB ASC 740 – In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.  This ASU removes specific exceptions to the general principles in Topic 740 in GAAP.  It eliminates the need for an organization to analyze whether the following apply in a given period: (1) exception to the incremental approach for intraperiod tax allocation; (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments; and (3) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses.  The ASU also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for: (1) franchise taxes that are partially based on income; (2) transactions with a government that result in a step up in the tax basis of goodwill; (3) separate financial statements of legal entities that are not subject to tax; and (4) enacted changes in tax laws in interim periods.  The amendments in this update become effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  Early adoption is permitted.  Old National is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

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

Pursuant to the merger agreement, each holder of Klein common stock received 7.92 shares of Old National Common Stock per share of Klein common stock such holder owned.  The total fair value of consideration for Klein was $406.5 million, consisting of 22.8 million shares of Old National Common Stock valued at $406.5 million.  Through December 31, 2019, transaction and integration costs of $20.3 million associated with this acquisition have been expensed.  Old National does not anticipate additional expenses related to this acquisition.

As of September 30, 2019, Old National finalized its valuation of all assets acquired and liabilities assumed, resulting in immaterial changes to acquisition accounting adjustments.  A summary of the fair values of the acquired assets, liabilities assumed, and resulting goodwill follows (in thousands):

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

Based on an ongoing assessment of our service and delivery network, Old National consolidated ten banking centers in 2018 and one additional banking center in 2019.  On January 21, 2020, Old National announced a plan to close 31 banking centers throughout its footprint: ten banking centers in each of Wisconsin and Indiana, five in Michigan, four in Minnesota and two in Kentucky.  The Company expects to complete the optimization during the second quarter of 2020.  In addition, Old National plans to close several non-branch facilities at a later date.

NOTE 3 – INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at December 31 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
December 31, 2019
Available-for-Sale
U.S. Treasury	$17,567	$117	$(2)	$17,682
U.S. government-sponsored entities and agencies	596,595	1,027	(4,638)	592,984
Mortgage-backed securities - Agency	3,151,550	41,363	(9,052)	3,183,861
States and political subdivisions	1,232,497	44,193	(1,047)	1,275,643
Pooled trust preferred securities	13,811	—	(5,589)	8,222
Other securities	301,189	6,842	(1,332)	306,699
Total available-for-sale securities	$5,313,209	$93,542	$(21,660)	$5,385,091

December 31, 2018
Available-for-Sale
U.S. Treasury	$5,332	$—	$(31)	$5,301
U.S. government-sponsored entities and agencies	639,458	35	(11,342)	628,151
Mortgage-backed securities - Agency	2,243,774	9,738	(44,217)	2,209,295
States and political subdivisions	932,757	11,113	(3,441)	940,429
Pooled trust preferred securities	13,861	—	(5,366)	8,495
Other securities	337,435	486	(6,176)	331,745
Total available-for-sale securities	$4,172,617	$21,372	$(70,573)	$4,123,416

Held-to-Maturity
U.S. government-sponsored entities and agencies	$73,986	$—	$(1,627)	$72,359
Mortgage-backed securities - Agency	127,120	39	(2,750)	124,409
States and political subdivisions	305,228	6,208	(2,101)	309,335
Total held-to-maturity securities	$506,334	$6,247	$(6,478)	$506,103

During the fourth quarter of 2019, Old National inadvertently sold six held-to-maturity classified municipal bond investment securities valued at $9.7 million for a gain of $0.3 million.  After the trade settled, Old National determined the sale of the held-to-maturity investment securities was not one of the permissible sale exceptions afforded by the current accounting guidance.  Accordingly, Old National reclassified the entire held-to-maturity portfolio totaling $382.0 million into the available-for-sale portfolio, which increased capital by $19.4 million.  The increase in capital included $13.0 million of unrealized holding gains at the date of transfer, net of tax, which is included on the consolidated statement of comprehensive income in unrealized holding gains (losses) on available-for-sale debt securities of $93.5 million for the year ended December 31, 2019.  Management does not expect to use the held-to-maturity category for at least the next two years.

Proceeds from sales or calls of available-for-sale investment securities, the resulting realized gains and realized losses, and other securities gains or losses were as follows for the years ended December 31:

	Years Ended December 31,
(dollars in thousands)	2019	2018	2017
Proceeds from sales of available-for-sale debt securities	$424,140	$139,364	$342,233
Proceeds from calls of available-for-sale debt securities	441,851	32,437	88,233
Total	$865,991	$171,801	$430,466

Realized gains on sales of available-for-sale debt securities	$4,620	$3,259	$8,710
Realized gains on calls of available-for-sale debt securities	93	283	29
Realized losses on sales of available-for-sale debt securities	(2,760)	(1,469)	(263)
Realized losses on calls of available-for-sale debt securities	(30)	(63)	(8)
Other securities gains (losses) (1)	—	50	667
Net debt securities gains (losses)	$1,923	$2,060	$9,135
(1)

Other securities gains (losses) in 2018 and 2017 included realized gains and losses of equity securities previously classified as trading securities.  For 2019, gains (losses) on equity securities are included in other income.

Investment securities pledged to secure public and other funds had a carrying value of $2.104 billion at December 31, 2019 and $2.404 billion at December 31, 2018.

At December 31, 2019, Old National had a concentration of investment securities issued by certain states and their political subdivisions with the following aggregate market values: $400.2 million by Indiana, which represented 14.0% of shareholders’ equity, and $165.7 million by Texas, which represented 5.8% of shareholders’ equity. Of the Indiana municipal bonds, 99% are rated “A” or better, and the remaining 1% generally represent non-rated local interest bonds where Old National has a market presence.  All of the Texas municipal bonds are rated “A” or better, and the majority of issues are backed by the “AAA” rated State of Texas Permanent School Fund Guarantee Program.

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

	At December 31, 2019
(dollars in thousands)			Weighted
	Amortized	Fair	Average
Maturity	Cost	Value	Yield
Available-for-Sale
Within one year	$356,218	$357,345	2.28%
One to five years	2,714,931	2,747,339	2.81
Five to ten years	1,016,686	1,033,597	3.11
Beyond ten years	1,225,374	1,246,810	3.35
Total	$5,313,209	$5,385,091	2.96%

The following table summarizes the available-for-sale investment securities with unrealized losses at December 31 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2019
Available-for-Sale
U.S. Treasury	$999	$(2)	$—	$—	$999	$(2)
U.S. government-sponsored entities and agencies	357,647	(4,638)	—	—	357,647	(4,638)
Mortgage-backed securities - Agency	786,245	(6,122)	212,056	(2,930)	998,301	(9,052)
States and political subdivisions	120,166	(1,016)	7,006	(31)	127,172	(1,047)
Pooled trust preferred securities	—	—	8,222	(5,589)	8,222	(5,589)
Other securities	30,765	(182)	87,066	(1,150)	117,831	(1,332)
Total available-for-sale	$1,295,822	$(11,960)	$314,350	$(9,700)	$1,610,172	$(21,660)

December 31, 2018
Available-for-Sale
U.S. Treasury	$3,829	$(12)	$1,472	$(19)	$5,301	$(31)
U.S. government-sponsored entities and agencies	54,701	(594)	519,911	(10,748)	574,612	(11,342)
Mortgage-backed securities - Agency	82,289	(742)	1,172,984	(43,475)	1,255,273	(44,217)
States and political subdivisions	99,162	(1,340)	151,097	(2,101)	250,259	(3,441)
Pooled trust preferred securities	—	—	8,495	(5,366)	8,495	(5,366)
Other securities	94,607	(1,965)	143,842	(4,211)	238,449	(6,176)
Total available-for-sale	$334,588	$(4,653)	$1,997,801	$(65,920)	$2,332,389	$(70,573)

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

The unrecognized losses on held-to-maturity investment securities presented in the table above include unrecognized losses on securities that were transferred from available-for-sale to held-to-maturity totaling $10.7 million at December 31, 2018.  There were no held-to-maturity investment securities with unrecognized losses at December 31, 2019.

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

We did not record OTTI in 2019, 2018, or 2017.

As of December 31, 2019, Old National’s securities portfolio consisted of 1,892 securities, 249 of which were in an unrealized loss position.  The unrealized losses attributable to our U.S. Treasury, U.S. government-sponsored entities and agencies, agency mortgage-backed securities, states and political subdivisions, and other securities are the result of fluctuations in interest rates.  Our pooled trust preferred securities are discussed below.  At December 31, 2019, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.

Pooled Trust Preferred Securities

At December 31, 2019, our securities portfolio contained two pooled trust preferred securities with a fair value of $8.2 million and unrealized losses of $5.6 million.  These securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows.  For the years ended December 31, 2019 and 2018, our analysis indicated no OTTI on these securities.

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

Trust preferred securities								Actual	Expected	Excess
December 31, 2019								Deferrals	Defaults as	Subordination
(dollars in thousands)							# of Issuers	and Defaults	a % of	as a % of
		Lowest			Unrealized	Realized	Currently	as a % of	Remaining	Current
		Credit	Amortized	Fair	Gain/	Losses	Performing/	Original	Performing	Performing
	Class	Rating (1)	Cost	Value	(Loss)	2019	Remaining	Collateral	Collateral	Collateral
Pooled trust preferred securities:
Pretsl XXVII LTD	B	B	4,287	2,510	(1,777)	$—	32/41	14.6%	9.9%	34.8%
Trapeza Ser 13A	A2A	BBB	9,524	5,712	(3,812)	—	39/41	4.5%	6.6%	51.5%
			13,811	8,222	(5,589)	—
Single Issuer trust preferred securities:
JP Morgan Chase Cap XIII		BBB-	4,798	4,475	(323)	—
			4,798	4,475	(323)	—

Total			$18,609	$12,697	$(5,912)	$—

(1)Lowest rating for the security provided by any nationally recognized credit rating agency.

Equity Securities

Equity securities are recorded at fair value and totaled $6.8 million at December 31, 2019 and $5.6 million at December 31, 2018.  There were gains on equity securities of $0.7 million during 2019, $0.1 million during 2018, and $0.7 million during 2017.  Old National also has equity securities without readily determinable fair values that are included in other assets that totaled $91.4 million at December 31, 2019 and $79.2 million at December 31, 2018.  These are illiquid investments that consist of partnerships, limited liability companies, and other ownership interests that support affordable housing, economic development, and community revitalization initiatives in low-to-moderate income neighborhoods.  There have been no impairments or downward adjustments on these securities in 2019 or 2018.

NOTE 4 – LOANS HELD FOR SALE

Mortgage loans held for immediate sale in the secondary market were $46.9 million at December 31, 2019, compared to $14.9 million at December 31, 2018.  Residential loans that Old National has originated with the intent to sell are recorded at fair value.  Conventional mortgage production is sold on a servicing retained basis.  Certain loans, such as government guaranteed mortgage loans are sold on servicing released basis.

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

The composition of loans at December 31 by lending classification was as follows:

	December 31,
(dollars in thousands)	2019	2018
Commercial (1)	$2,890,296	$3,232,970
Commercial real estate:
Construction	713,092	504,625
Other	4,453,700	4,454,226
Residential real estate	2,334,289	2,248,404
Consumer credit:
Home equity	559,021	589,322
Auto	1,017,287	1,059,633
Other	149,839	154,712
Total loans	12,117,524	12,243,892
Allowance for loan losses	(54,619)	(55,461)
Net loans	$12,062,905	$12,188,431
(1)	Includes direct finance leases of $47.2 million at December 31, 2019 and $60.0 million at December 31, 2018.

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

Commercial Real Estate

Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy.  The properties securing Old National’s commercial real estate portfolio are diverse in terms of type and geographic location.  Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.

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

At 194%, Old National Bank’s commercial real estate loans as a percentage of its risk-based capital remained well below the regulatory guideline limit of 300% at December 31, 2019.

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

Activity in related party loans for the years ended December 31, 2019, 2018, and 2017 is presented in the following table:

	Years Ended December 31,
(dollars in thousands)	2019	2018	2017
Balance at beginning of period	$9,310	$9,481	$8,494
New loans	1,218	9,152	6,041
Repayments	(2,063)	(8,721)	(4,885)
Officer and director changes	(6,120)	(602)	(169)
Balance at end of period	$2,345	$9,310	$9,481

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

Old National’s activity in the allowance for loan losses for the years ended December 31, 2019, 2018, and 2017 was as follows:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Residential	Consumer	Total
2019
Allowance for loan losses:
Balance at beginning of period	$21,742	$23,470	$2,277	$7,972	$55,461
Charge-offs	(3,819)	(2,846)	(661)	(7,463)	(14,789)
Recoveries	1,650	3,774	146	3,630	9,200
Provision	3,012	(2,810)	537	4,008	4,747
Balance at end of period	$22,585	$21,588	$2,299	$8,147	$54,619

2018
Allowance for loan losses:
Balance at beginning of period	$19,246	$21,436	$1,763	$7,936	$50,381
Charge-offs	(3,087)	(879)	(1,100)	(7,903)	(12,969)
Recoveries	1,519	2,740	2,118	4,706	11,083
Provision	4,064	173	(504)	3,233	6,966
Balance at end of period	$21,742	$23,470	$2,277	$7,972	$55,461

2017
Allowance for loan losses:
Balance at beginning of period	$21,481	$18,173	$1,643	$8,511	$49,808
Charge-offs	(1,108)	(3,700)	(985)	(6,924)	(12,717)
Recoveries	2,281	3,777	255	3,927	10,240
Provision	(3,408)	3,186	850	2,422	3,050
Balance at end of period	$19,246	$21,436	$1,763	$7,936	$50,381

The following table presents Old National’s recorded investment in loans by portfolio segment at December 31, 2019 and 2018 and other information regarding the allowance:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Residential	Consumer	Total
December 31, 2019
Allowance for loan losses:
Individually evaluated for impairment	$7,891	$1,006	$—	$—	$8,897
Collectively evaluated for impairment	14,692	20,582	2,299	7,954	45,527
Loans acquired with deteriorated credit quality	2	—	—	193	195
Total allowance for loan losses	$22,585	$21,588	$2,299	$8,147	$54,619
Loans and leases outstanding:
Individually evaluated for impairment	$41,479	$63,288	$—	$—	$104,767
Collectively evaluated for impairment	2,843,536	5,084,737	2,326,907	1,723,715	11,978,895
Loans acquired with deteriorated credit quality	5,281	18,767	7,382	2,432	33,862
Total loans and leases outstanding	$2,890,296	$5,166,792	$2,334,289	$1,726,147	$12,117,524

December 31, 2018
Allowance for loan losses:
Individually evaluated for impairment	$6,035	$8,306	$—	$—	$14,341
Collectively evaluated for impairment	15,700	14,845	2,276	7,821	40,642
Loans acquired with deteriorated credit quality	7	319	1	151	478
Total allowance for loan losses	$21,742	$23,470	$2,277	$7,972	$55,461
Loans and leases outstanding:
Individually evaluated for impairment	$35,410	$83,104	$—	$—	$118,514
Collectively evaluated for impairment	3,191,367	4,850,356	2,239,147	1,800,115	12,080,985
Loans acquired with deteriorated credit quality	6,193	25,391	9,257	3,552	44,393
Total loans and leases outstanding	$3,232,970	$4,958,851	$2,248,404	$1,803,667	$12,243,892

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

Pass rated loans are those loans that are other than criticized, classified – substandard, classified – nonaccrual, or classified – doubtful.

The risk category of commercial and commercial real estate loans by class of loans at December 31, 2019 and 2018 was as follows:

(dollars in thousands)			Commercial		Commercial
Corporate Credit Exposure			Real Estate -		Real Estate -
Credit Risk Profile by	Commercial		Construction		Other
Internally Assigned Grade	2019	2018	2019	2018	2019	2018
Grade:
Pass	$2,702,605	$3,029,130	$665,512	$460,158	$4,191,455	$4,167,902
Criticized	84,676	98,798	34,651	29,368	115,514	110,586
Classified - substandard	63,979	66,394	—	1,275	101,693	102,961
Classified - nonaccrual	22,240	29,003	12,929	13,824	38,822	37,441
Classified - doubtful	16,796	9,645	—	—	6,216	35,336
Total	$2,890,296	$3,232,970	$713,092	$504,625	$4,453,700	$4,454,226

Old National considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential and consumer loan classes, Old National also evaluates credit quality based on the aging status of the loan and by payment activity.  The following table presents the recorded investment in residential and consumer loans based on payment activity at December 31, 2019 and 2018:

		Consumer
		Home
(dollars in thousands)	Residential	Equity	Auto	Other
December 31, 2019
Performing	$2,311,670	$555,025	$1,013,760	$147,383
Nonperforming	22,619	3,996	3,527	2,456
Total	$2,334,289	$559,021	$1,017,287	$149,839

December 31, 2018
Performing	$2,223,450	$586,235	$1,057,038	$153,113
Nonperforming	24,954	3,087	2,595	1,599
Total	$2,248,404	$589,322	$1,059,633	$154,712

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

The following table shows Old National’s impaired loans at December 31, 2019 and 2018, respectively.  Only purchased loans that have experienced subsequent impairment since the date acquired (excluding loans acquired with deteriorated credit quality) are included in the table below.

		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
December 31, 2019
With no related allowance recorded:
Commercial	$23,227	$23,665	$—
Commercial Real Estate - Construction	12,929	12,929	—
Commercial Real Estate - Other	37,674	38,112	—
Residential	1,774	1,794	—
Consumer	403	568	—
With an allowance recorded:
Commercial	18,252	18,305	7,891
Commercial Real Estate - Construction	-	-	-
Commercial Real Estate - Other	12,685	12,685	1,006
Residential	1,201	1,201	39
Consumer	1,094	1,094	55
Total	$109,239	$110,353	$8,991

December 31, 2018
With no related allowance recorded:
Commercial	$22,031	$22,292	$—
Commercial Real Estate - Other	41,126	41,914	—
Residential	2,276	2,296	—
Consumer	362	535	—
With an allowance recorded:
Commercial	13,379	13,432	6,035
Commercial Real Estate - Construction	13,824	13,824	1,830
Commercial Real Estate - Other	28,154	28,154	6,476
Residential	889	889	44
Consumer	2,013	2,013	101
Total	$124,054	$125,349	$14,486

The average balance of impaired loans for the years ended December 31, 2019, 2018, and 2017 are included in the table below.

	Years Ended December 31,
(dollars in thousands)	2019	2018	2017
Average Recorded Investment
With no related allowance recorded:
Commercial	$22,629	$21,295	$24,780
Commercial Real Estate - Construction	6,465	—	—
Commercial Real Estate - Other	39,401	39,902	34,632
Residential	2,052	2,305	2,415
Consumer	923	832	1,761
With an allowance recorded:
Commercial	15,816	9,546	7,002
Commercial Real Estate - Construction	6,912	7,365	453
Commercial Real Estate - Other	20,420	27,317	26,562
Residential	981	840	1,012
Consumer	1,219	1,957	2,155
Total	$116,818	$111,359	$100,772

Old National does not record interest on nonaccrual loans until principal is recovered.  Interest income recognized on impaired loans during 2019, 2018, and 2017 was immaterial.

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

Old National’s past due loans as of December 31 were as follows:

			Past Due
			90 Days or
	30-59 Days	60-89 Days	More and		Total
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual (1)	Past Due	Current
December 31, 2019
Commercial	$1,489	$498	$—	$39,036	$41,023	$2,849,273
Commercial Real Estate:
Construction	187	—	—	12,929	13,116	699,976
Other	2,223	665	181	45,038	48,107	4,405,593
Residential	11,054	2,426	20	21,023	34,523	2,299,766
Consumer:
Home equity	1,020	554	107	3,785	5,466	553,555
Auto	7,704	919	154	3,527	12,304	1,004,983
Other	1,372	147	108	1,074	2,701	147,138
Total	$25,049	$5,209	$570	$126,412	$157,240	$11,960,284

December 31, 2018
Commercial	$3,627	$279	$52	$38,648	$42,606	$3,190,364
Commercial Real Estate:
Construction	—	—	—	13,824	13,824	490,801
Other	1,633	500	40	72,777	74,950	4,379,276
Residential	25,947	3,437	258	24,954	54,596	2,193,808
Consumer:
Home equity	1,434	960	456	3,087	5,937	583,385
Auto	7,091	1,903	377	2,595	11,966	1,047,667
Other	711	210	170	1,599	2,690	152,022
Total	$40,443	$7,289	$1,353	$157,484	$206,569	$12,037,323
(1)

Includes purchased credit impaired loans of $7.9 million at December 31, 2019 and $20.5 million at December 31, 2018 that are categorized as nonaccrual for credit analysis purposes because the collection of principal or interest is doubtful.  However, these loans are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

Loan Participations

Old National has loan participations, which qualify as participating interests, with other financial institutions.  At December 31, 2019, these loans totaled $868.1 million, of which $405.2 million had been sold to other financial institutions and $462.9 million was retained by Old National.  The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.

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

When a residential or consumer loan is identified as a TDR, the loan is typically written down to its collateral value less selling costs.

The following table presents activity in TDRs for the years ended December 31, 2019, 2018, and 2017:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Residential	Consumer	Total
2019
Balance at beginning of period	$10,275	$27,671	$3,390	$2,374	$43,710
(Charge-offs)/recoveries	(1,911)	(2,112)	—	13	(4,010)
(Payments)/disbursements	(3,733)	(23,182)	(971)	(1,207)	(29,093)
Additions	10,231	10,027	557	316	21,131
Balance at end of period	$14,862	$12,404	$2,976	$1,496	$31,738

2018
Balance at beginning of period	$12,088	$34,705	$3,315	$3,895	$54,003
(Charge-offs)/recoveries	(169)	561	23	16	431
(Payments)/disbursements	(5,188)	(8,808)	(450)	(1,969)	(16,415)
Additions	3,544	1,213	502	432	5,691
Balance at end of period	$10,275	$27,671	$3,390	$2,374	$43,710

2017
Balance at beginning of period	$16,802	$18,327	$2,985	$2,602	$40,716
(Charge-offs)/recoveries	417	381	—	(294)	504
(Payments)/disbursements	(18,519)	(11,752)	(608)	(981)	(31,860)
Additions	13,388	27,749	938	2,568	44,643
Balance at end of period	$12,088	$34,705	$3,315	$3,895	$54,003

TDRs included with nonaccrual loans totaled $13.8 million at December 31, 2019 and $26.3 million at December 31, 2018.  Old National has allocated specific reserves to customers whose loan terms have been modified in TDRs totaling $0.9 million at December 31, 2019 and $3.0 million at December 31, 2018.  At December 31, 2019, Old National had committed to lend an additional $2.3 million to customers with outstanding loans that are classified as TDRs, compared to $4.4 million at December 31, 2018.

The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the years ended December 31, 2019, 2018, and 2017 are the same except for when the loan modifications involve the forgiveness of principal. The following table presents loans by class modified as TDRs that occurred during the years ended December 31, 2019, 2018, and 2017:

		Pre-modification	Post-modification
	Number	Outstanding Recorded	Outstanding Recorded
(dollars in thousands)	of Loans	Investment	Investment
2019
Troubled Debt Restructuring:
Commercial	8	$10,231	$10,231
Commercial Real Estate - Other	4	10,027	10,027
Residential	1	557	557
Consumer	1	316	316
Total	14	$21,131	$21,131

2018
Troubled Debt Restructuring:
Commercial	6	$3,544	$3,544
Commercial Real Estate - Other	2	1,213	1,213
Residential	1	502	502
Consumer	1	432	432
Total	10	$5,691	$5,691

2017
Troubled Debt Restructuring:
Commercial	11	$13,388	$13,388
Commercial Real Estate - Other	12	27,749	27,749
Residential	6	938	938
Consumer	7	2,568	2,568
Total	36	$44,643	$44,643

The TDRs that occurred during 2019 increased the allowance for loan losses by $2.0 million and resulted in $3.9 million in charge-offs during 2019.  The TDRs that occurred during 2018 did not have a material impact on the allowance for loan losses and resulted in no charge-offs during 2018.  The TDRs that occurred during 2017 increased the allowance for loan losses by $2.7 million and resulted in $0.2 million of charge-offs during 2017.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

TDRs for which there was a payment default within twelve months following the modification during the year were insignificant in 2019, 2018, and 2017.

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

PCI loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition.  If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually.  If the PCI loan is being accounted for as part of a pool, it will not be removed from the pool.  As of December 31, 2019, it has not been necessary to remove any loans from PCI accounting.

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

Old National has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans was as follows:

	December 31,
(dollars in thousands)	2019	2018
Commercial	$5,281	$6,193
Commercial real estate	18,767	25,391
Residential	7,382	9,257
Consumer	2,432	3,552
Carrying amount	33,862	44,393
Allowance for loan losses	(195)	(478)
Carrying amount, net of allowance	$33,667	$43,915

The outstanding balance of loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties, was $223.3 million at December 31, 2019 and $246.9 million at December 31, 2018.

The accretable difference on PCI loans is the difference between the expected cash flows and the net present value of expected cash flows with such difference accreted into earnings using the effective yield method over the term of the loans.  Accretion recorded as loan interest income totaled $11.3 million during 2019 and $12.3 million during 2018.  Improvement in cash flow expectations has resulted in a reclassification from nonaccretable difference to accretable yield as shown in the table below.

Accretable yield of PCI loans, or income expected to be collected, was as follows:

	Years Ended December 31,
(dollars in thousands)	2019	2018	2017
Balance at beginning of period	$25,051	$27,835	$33,603
New loans purchased	—	2,384	1,556
Accretion of income	(11,308)	(12,252)	(15,217)
Reclassifications from (to) nonaccretable difference	1,941	6,133	7,614
Disposals/other adjustments	591	951	279
Balance at end of period	$16,275	$25,051	$27,835

Included in Old National’s allowance for loan losses is $0.2 million related to the purchased loans disclosed above at December 31, 2019, compared to $0.5 million at December 31, 2018.

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

NOTE 6 – OTHER REAL ESTATE OWNED

The following table presents activity in other real estate owned:

	Years Ended December 31,
(dollars in thousands)	2019	2018	2017
Balance at beginning of period	$3,232	$8,810	$18,546
Additions (1)	1,192	2,025	4,016
Sales	(2,077)	(6,689)	(11,160)
Impairments	(178)	(914)	(2,592)
Balance at end of period (2)	$2,169	$3,232	$8,810
(1)

Additions in 2018 include other real estate owned of $1.0 million acquired from Klein in November 2018.  Additions in 2017 include other real estate owned of $1.1 million acquired from Anchor (MN) in November 2017.

(2)	Includes repossessed personal property of $0.4 million at December 31, 2019 and $0.3 million at December 31, 2018.

Foreclosed residential real estate property recorded as a result of obtaining physical possession of the property included in the table above totaled $0.5 million at December 31, 2019 and $1.3 million at December 31, 2018.  Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $3.7 million at December 31, 2019 and $4.9 million at December 31, 2018.

NOTE 7 – PREMISES AND EQUIPMENT

The composition of premises and equipment was as follows at December 31:

	December 31,
(dollars in thousands)	2019	2018
Land	$79,569	$79,231
Buildings	380,925	365,102
Furniture, fixtures, and equipment	112,654	107,862
Leasehold improvements	44,136	42,288
Total	617,284	594,483
Accumulated depreciation	(126,359)	(108,571)
Premises and equipment, net	$490,925	$485,912

Depreciation expense was $26.7 million in 2019, $23.8 million in 2018, and $22.2 million in 2017.

Finance Leases

Old National leases certain branch buildings under finance leases that are included in premises and equipment.  See Notes 8 and 15 to the consolidated financial statements for detail regarding these leases.

NOTE 8 – LEASES

Old National adopted FASB Topic 842 as of January 1, 2019.  See Note 1 to the consolidated financial statements regarding transition guidance related to the new standard.

Old National determines if an arrangement is or contains a lease at contract inception.  Operating leases are included in operating lease right-of-use assets and operating lease liabilities in our consolidated balance sheet at December 31, 2019.  Finance leases are included in premises and equipment and other borrowings in our consolidated balance sheets at December 31, 2019 and 2018.

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

Old National has lease agreements with lease and non-lease components, which are generally accounted for separately.  For real estate leases, non-lease components and other non-components, such as common area maintenance charges, real estate taxes, and insurance are not included in the measurement of the lease liability since they are generally segregated.  For certain equipment leases, Old National accounts for the lease and non-lease components as a single lease component using the practical expedient available for that class of assets.

Old National does not have any material sub-lease agreements.

The components of lease expense were as follows:

	Affected Line
	Item in the	Year Ended
(dollars in thousands)	Statement of Income	December 31, 2019
Operating lease cost	occupancy/equipment expense	$17,001
Finance lease cost:
Amortization of right-of-use assets	occupancy expense	651
Interest on lease liabilities	interest expense	320
Short-term lease cost	occupancy expense	6
Sub-lease income	occupancy expense	(703)
Total		$17,275

Lease expense for operating leases was $17.9 million in 2018 and $15.8 million in 2017.

Supplemental balance sheet information related to leases was as follows:

(dollars in thousands)	December 31, 2019
Operating Leases
Operating lease right-of-use assets	$95,477
Operating lease liabilities	99,500

Finance Leases
Premises and equipment, net	7,170
Other borrowings	7,406

Weighted-Average Remaining Lease Term (in Years)
Operating leases	10.6
Finance leases	11.3

Weighted-Average Discount Rate
Operating leases	3.45%
Finance leases	4.43%

Supplemental cash flow information related to leases was as follows:

Year Ended
(dollars in thousands)	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17,493
Operating cash flows from finance leases	320
Financing cash flows from finance leases	465

The following table presents a maturity analysis of the Company’s lease liability by lease classification at December 31, 2019:

	Operating	Finance
(dollars in thousands)	Leases	Leases
2020	$16,449	$803
2021	15,470	809
2022	13,906	815
2023	9,216	830
2024	8,039	858
Thereafter	56,818	5,374
Total undiscounted lease payments	119,898	9,489
Amounts representing interest	(20,398)	(2,083)
Lease liability	$99,500	$7,406

Old National leases certain office space and buildings to unrelated parties in exchange for consideration.  All of these tenant leases are classified as operating leases.

The following table presents a maturity analysis of the Company’s tenant leases at December 31, 2019:

Tenant
(dollars in thousands)	Leases
2020	$2,571
2021	2,273
2022	1,908
2023	1,506
2024	1,385
Thereafter	2,509
Total undiscounted lease payments	$12,152

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in the carrying amount of goodwill:

	Years Ended December 31,
(dollars in thousands)	2019	2018	2017
Balance at beginning of period	$1,036,258	$828,051	$655,018
Acquisitions and adjustments	736	208,787	173,033
Divestitures	—	(580)	—
Balance at end of period	$1,036,994	$1,036,258	$828,051

Old National performed the required annual goodwill impairment test as of August 31, 2019 and there was no impairment.  No events or circumstances since the August 31, 2019 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.  See Note 2 to the consolidated financial statements for detail regarding changes in goodwill associated with acquisitions and divestitures.

The gross carrying amounts and accumulated amortization of other intangible assets at December 31, 2019 and 2018 were as follows:

	Gross	Accumulated	Net
	Carrying	Amortization	Carrying
(dollars in thousands)	Amount	and Impairment	Amount
December 31, 2019
Core deposit	$119,051	$(63,020)	$56,031
Customer trust relationships	16,547	(12,473)	4,074
Total intangible assets	$135,598	$(75,493)	$60,105

December 31, 2018
Core deposit	$129,100	$(57,524)	$71,576
Customer trust relationships	16,547	(11,107)	5,440
Total intangible assets	$145,647	$(68,631)	$77,016

Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years.

Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.  No impairment charges were recorded in 2019, 2018, or 2017.  Total amortization expense associated with intangible assets was $16.9 million in 2019, $14.4 million in 2018, and $11.8 million in 2017.

Estimated amortization expense for future years is as follows:

(dollars in thousands)
2020	$14,091
2021	11,336
2022	9,014
2023	7,053
2024	5,645
Thereafter	12,966
Total	$60,105

NOTE 10 – LOAN SERVICING RIGHTS

At December 31, 2019, loan servicing rights derived from loans sold with servicing retained totaled $25.4 million, compared to $24.5 million at December 31, 2018.  Loans serviced for others are not reported as assets.  The principal balance of loans serviced for others was $3.445 billion at December 31, 2019, compared to $3.306 billion at December 31, 2018.  Approximately 99.8% of the loans serviced for others at December 31, 2019 were residential mortgage loans.  Custodial escrow balances maintained in connection with serviced loans were $12.7 million at December 31, 2019 and $10.7 million at December 31, 2018.

The following table summarizes the activity related to loan servicing rights and the related valuation allowance in 2019, 2018, and 2017:

	Years Ended December 31,
(dollars in thousands)	2019	2018	2017
Balance at beginning of period	$24,512	$24,690	$25,629
Additions (1)	6,499	4,264	4,206
Amortization	(5,612)	(4,442)	(5,145)
Balance before valuation allowance at end of period	25,399	24,512	24,690
Valuation allowance:
Balance at beginning of period	(15)	(29)	(68)
(Additions)/recoveries	(16)	14	39
Balance at end of period	(31)	(15)	(29)
Loan servicing rights, net	$25,368	$24,497	$24,661
(1)	Additions in 2018 include loan servicing rights of $0.3 million acquired from Klein in November 2018.

At December 31, 2019, the fair value of servicing rights was $26.5 million, which was determined using a discount rate of 12% and a weighted average prepayment speed of 167% PSA.  At December 31, 2018, the fair value of servicing rights was $27.4 million, which was determined using a discount rate of 12% and a weighted average prepayment speed of 119% PSA.

NOTE 11 – QUALIFIED AFFORDABLE HOUSING PROJECTS AND OTHER TAX CREDIT INVESTMENTS

Old National is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in other assets on the balance sheet, with any unfunded commitments included with other liabilities.  As of December 31, 2019, Old National expects to recover its remaining investments through the use of the tax credits that are generated by the investments.

The following table summarizes Old National’s investments in qualified affordable housing projects and other tax credit investments at December 31, 2019 and 2018:

(dollars in thousands)		December 31, 2019		December 31, 2018
			Unfunded		Unfunded
Investment	Accounting Method	Investment	Commitment (1)	Investment	Commitment
LIHTC	Proportional amortization	$29,735	$3,911	$28,396	$2,238
FHTC	Equity	22,403	17,886	16,815	17,945
CReED	Equity	—	—	17	538
Renewable Energy	Equity	7,523	4,129	9,176	17,827
Total		$59,661	$25,926	$54,404	$38,548
(1)	All commitments will be paid by Old National by 2027.

The following table summarizes the amortization expense and tax benefit recognized for Old National’s qualified affordable housing projects and other tax credit investments during 2019, 2018, and 2017:

		Tax Expense
	Amortization	(Benefit)
(dollars in thousands)	Expense (1)	Recognized (2)
Year Ended December 31, 2019
LIHTC	$3,168	$(4,102)
FHTC	1,113	(1,244)
CReED (3)	13	—
Renewable Energy	1,623	(1,740)
Total	$5,917	$(7,086)

Year Ended December 31, 2018
LIHTC	$2,585	$(3,349)
FHTC	9,206	(10,775)
CReED (3)	687	(687)
Renewable Energy	13,056	(14,566)
Total	$25,534	$(29,377)

Year Ended December 31, 2017
LIHTC	$1,922	$(2,666)
FHTC	10,441	(11,348)
CReED (3)	800	(1,074)
Renewable Energy	492	(613)
Total	$13,655	$(15,701)
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

NOTE 12 – DEPOSITS

Time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $546.0 million at December 31, 2019 and $612.7 million at December 31, 2018.  At December 31, 2019, the scheduled maturities of total time deposits were as follows:

(dollars in thousands)
Due in 2020	$1,294,106
Due in 2021	184,939
Due in 2022	99,390
Due in 2023	55,794
Due in 2024	36,599
Thereafter	11,402
Total	$1,682,230

NOTE 13 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured borrowings.  Old National pledges investment securities to secure these borrowings.  The following table presents securities sold under agreements to repurchase and related weighted-average interest rates for each of the years ended December 31:

(dollars in thousands)	2019	2018
Outstanding at year-end	$327,782	$362,294
Average amount outstanding	342,654	344,964
Maximum amount outstanding at any month-end	367,884	364,001
Weighted-average interest rate:
During year	0.73%	0.57%
End of year	0.53	0.75

The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At December 31, 2019
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to		Greater Than
(dollars in thousands)	Continuous	30 Days	30-90 Days	90 days	Total
Repurchase Agreements:
U.S. Treasury and agency securities	$327,782	$—	$—	$—	$327,782
Total	$327,782	$—	$—	$—	$327,782

The fair value of securities pledged to secure repurchase agreements may decline.  Old National has pledged securities valued at 103% of the gross outstanding balance of repurchase agreements at December 31, 2019 to manage this risk.

NOTE 14 – FEDERAL HOME LOAN BANK ADVANCES

The following table summarizes Old National Bank’s FHLB advances at December 31:

	December 31,
(dollars in thousands)	2019	2018
FHLB advances (fixed rates 0.68% to 4.96% and variable rates 2.04% to 2.45%) maturing January 2020 to August 2029	$1,800,664	$1,603,643
ASC 815 fair value hedge and other basis adjustments	22,183	9,838
Total other borrowings	$1,822,847	$1,613,481

FHLB advances had weighted-average rates of 2.19% at December 31, 2019 and 2.56% at December 31, 2018.  These borrowings are collateralized by investment securities and residential real estate loans up to 140% of outstanding debt.

Contractual maturities of FHLB advances at December 31, 2019 were as follows:

(dollars in thousands)
Due in 2020	$75,000
Due in 2021	20,000
Due in 2022	155,500
Due in 2023	164
Due in 2024	350,000
Thereafter	1,200,000
ASC 815 fair value hedge and other basis adjustments	22,183
Total	$1,822,847

NOTE 15 – OTHER BORROWINGS

The following table summarizes Old National’s other borrowings at December 31:

	December 31,
(dollars in thousands)	2019	2018
Old National Bancorp:
Senior unsecured notes (fixed rate 4.125%) maturing August 2024	$175,000	$175,000
Unamortized debt issuance costs related to senior unsecured bank notes	(715)	(870)
Junior subordinated debentures (variable rates of 3.49% to 5.62%) maturing April 2032 to June 2037	52,310	60,310
Other basis adjustments	(2,833)	(3,046)
Old National Bank:
Finance lease liabilities	7,406	5,262
Subordinated debentures (fixed rate 5.75%)	12,000	12,000
Other	517	(773)
Total other borrowings	$243,685	$247,883

Contractual maturities of other borrowings at December 31, 2019 were as follows:

(dollars in thousands)
Due in 2020	$499
Due in 2021	524
Due in 2022	553
Due in 2023	591
Due in 2024	175,643
Thereafter	68,906
Unamortized debt issuance costs and other basis adjustments	(3,031)
Total	$243,685

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

Old National, at any time, may redeem the junior subordinated debentures at par and, thereby cause a redemption of the trust preferred securities in whole or in part.  In December 2019, Old National redeemed at par $8.0 million of junior subordinated debentures issued in December 2005 by Tower Financial Corporation, which was acquired by Old National in 2014.  This subsequently caused the redemption of all of the common and capital (preferred) securities issued by Tower Capital Trust 2 by the same amount in aggregate.  At the time of redemption, the rate on this floating rate instrument was 3.44%.

The following table summarizes the terms of our outstanding junior subordinated debentures as of December 31, 2019:

(dollars in thousands)				Rate at
		Issuance		December 31,
Name of Trust	Issuance Date	Amount	Rate	2019	Maturity Date
VFSC Capital Trust I	April 2002	$3,093	6-month LIBOR plus 3.70%	5.62%	April 22, 2032
VFSC Capital Trust II	October 2002	4,124	3-month LIBOR plus 3.45%	5.36%	November 7, 2032
VFSC Capital Trust III	April 2004	3,093	3-month LIBOR plus 2.80%	4.71%	September 8, 2034
St. Joseph Capital Trust II	March 2005	5,000	3-month LIBOR plus 1.75%	3.65%	March 17, 2035
Anchor Capital Trust III	August 2005	5,000	3-month LIBOR plus 1.55%	3.49%	September 30, 2035
Home Federal Statutory Trust I	September 2006	15,000	3-month LIBOR plus 1.65%	3.54%	September 15, 2036
Monroe Bancorp Capital Trust I	July 2006	3,000	3-month LIBOR plus 1.60%	3.59%	October 7, 2036
Tower Capital Trust 3	December 2006	9,000	3-month LIBOR plus 1.69%	3.60%	March 1, 2037
Monroe Bancorp Statutory Trust II	March 2007	5,000	3-month LIBOR plus 1.60%	3.49%	June 15, 2037
Total		$52,310

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

Finance Lease Obligations

Old National has long-term finance lease liabilities for certain banking centers totaling $7.4 million.  The economic substance of these leases is that Old National is financing the acquisition of the building through the lease and accordingly, the building is recorded as a right-of-use asset in premises and equipment and the lease is recorded as a liability in other borrowings.  The right-of-use assets and lease liabilities are initially measured at the present value of the lease payments over the lease term using Old National’s incremental borrowing rate based on the information available at the commencement date of the lease.  See Note 8 to the consolidated financial statements for a maturity analysis of the Company’s finance lease liabilities.

NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes within each classification of AOCI, net of tax, for the years ended December 31, 2019, 2018, and 2017:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sale Debt Securities	Unrealized Gains and Losses on Held-to- Maturity Securities	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Total
2019
Balance at beginning of period	$(37,348)	$(8,515)	$1,099	$(186)	$(44,950)
Other comprehensive income (loss) before reclassifications	94,964	6,419	(410)	—	100,973
Amounts reclassified from AOCI to income (1)	(1,485)	2,096	(449)	22	184
Balance at end of period	$56,131	$—	$240	$(164)	$56,207

2018
Balance at beginning of period	$(35,557)	$(12,107)	$(2,337)	$(271)	$(50,272)
Amount reclassified from AOCI to retained earnings for cumulative effect of change in accounting principle	—	—	(52)	—	(52)
Amounts reclassified from AOCI to retained earnings related to the Tax Cuts and Jobs Act of 2017	(7,583)	(2,600)	(509)	(59)	(10,751)
Other comprehensive income (loss) before reclassifications	7,454	4,514	3,884	—	15,852
Amounts reclassified from AOCI (1)	(1,662)	1,678	113	144	273
Balance at end of period	$(37,348)	$(8,515)	$1,099	$(186)	$(44,950)

2017
Balance at beginning of period	$(39,012)	$(13,310)	$(6,715)	$(335)	$(59,372)
Other comprehensive income (loss) before reclassifications	9,615	—	575	—	10,190
Amounts reclassified from AOCI (1)	(6,160)	1,203	3,803	64	(1,090)
Balance at end of period	$(35,557)	$(12,107)	$(2,337)	$(271)	$(50,272)
(1)	See table below for details about reclassifications.

The following tables summarize the significant amounts reclassified out of each component of AOCI for the years ended December 31, 2019, 2018, and 2017:

	Amount Reclassified			Affected Line Item in the
Details about AOCI Components	from AOCI			Statement of Income
	Years Ended December 31,
(dollars in thousands)	2019	2018	2017
Unrealized gains and losses on available-for-sale debt securities	$1,923	$2,060	$9,135	Net securities gains
	(438)	(398)	(2,975)	Income tax (expense) benefit
	$1,485	$1,662	$6,160	Net income
Unrealized gains and losses on held-to-maturity securities	$(2,812)	$(2,181)	$(1,830)	Interest income (expense)
	716	503	627	Income tax (expense) benefit
	$(2,096)	$(1,678)	$(1,203)	Net income
Gains and losses on cash flow hedges Interest rate contracts	$596	$(150)	$(6,135)	Interest income (expense)
	(147)	37	2,332	Income tax (expense) benefit
	$449	$(113)	$(3,803)	Net income
Amortization of defined benefit pension items
Actuarial gains (losses)	$(30)	$(191)	$(159)	Salaries and employee benefits
	8	47	95	Income tax (expense) benefit
	$(22)	$(144)	$(64)	Net income

Total reclassifications for the period	$(184)	$(273)	$1,090	Net income

NOTE 17 – INCOME TAXES

Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statement of income:

	Years Ended December 31,
(dollars in thousands)	2019	2018	2017
Provision at statutory rate (1)	$60,975	$43,823	$59,032
Tax-exempt income:
Tax-exempt interest	(10,243)	(9,021)	(15,026)
Section 291/265 interest disallowance	435	321	289
Company-owned life insurance income	(2,423)	(2,223)	(3,029)
Tax-exempt income	(12,231)	(10,923)	(17,766)
State income taxes	6,720	5,621	998
Tax credit investments - federal	(4,411)	(21,576)	(8,500)
Revaluation of deferred tax assets	—	—	39,300
Other, net	1,097	905	(125)
Income tax expense	$52,150	$17,850	$72,939
Effective tax rate	18.0%	8.6%	43.3%
(1)	The statutory rate in effect was 21% for 2019 and 2018, compared to 35% for 2017.

The higher effective tax rate in 2019 when compared to 2018 was primarily the result of a decrease in federal tax credits available as well as an increase in pre-tax book income.

The lower effective tax rate in 2018 when compared to 2017 was primarily the result of the lowering of the federal corporate tax rate to 21% in 2018 and an increase in federal tax credits available.  Old National recorded $39.3 million of additional tax expense in 2017 due to the revaluation of deferred tax assets reflecting the lowering of the federal corporate tax rate to 21%.  On December 22, 2017, the Tax Cuts and Jobs Act (“H.R. 1”) was enacted into legislation.  Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted.

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

The provision for income taxes consisted of the following components for the years ended December 31:

	Years Ended December 31,
(dollars in thousands)	2019	2018	2017
Income taxes currently payable:
Federal	$22,908	$12,256	$—
State	4,490	4,601	—
Deferred income taxes related to:
Federal	20,402	(1,513)	31,915
Revaluation of deferred tax assets	—	—	39,300
State	4,350	2,506	1,724
Deferred income tax expense	24,752	993	72,939
Income tax expense	$52,150	$17,850	$72,939

Net Deferred Tax Assets

Significant components of net deferred tax assets (liabilities) were as follows at December 31:

(dollars in thousands)	2019	2018
Deferred Tax Assets
Allowance for loan losses, net of recapture	$14,179	$14,514
Benefit plan accruals	19,673	21,754
Alternative minimum tax credit	1,272	2,545
Net operating loss carryforwards	25,336	31,765
Federal tax credits	—	1,779
Deferred gain on securities	3,754	1,976
Acquired loans	16,784	26,956
Operating lease liabilities	26,503	—
Lease exit obligation	—	1,025
Unrealized losses on available-for-sale investment securities	—	11,853
Unrealized losses on held-to-maturity investment securities	—	2,497
Tax credit investments and other partnerships	1,765	3,004
Other real estate owned	141	144
Other, net	591	3,167
Total deferred tax assets	109,998	122,979
Deferred Tax Liabilities
Accretion on investment securities	—	(595)
Purchase accounting	(17,564)	(18,100)
Loan servicing rights	(6,289)	(6,141)
Premises and equipment	(12,167)	(8,507)
Prepaid expenses	(973)	(681)
Operating lease right-of-use assets	(25,448)	—
Unrealized gains on available-for-sale investment securities	(15,751)	—
Unrealized gains on hedges	(78)	(358)
Other, net	(2,023)	(1,549)
Total deferred tax liabilities	(80,293)	(35,931)
Net deferred tax assets	$29,705	$87,048

Through the acquisition of Anchor (WI) in the second quarter of 2016 and Lafayette Savings Bank in the fourth quarter of 2014, both former thrifts, Old National Bank’s retained earnings at December 31, 2019 include base-year bad debt reserves, created for tax purposes prior to 1988, totaling $52.8 million.  Of this total, $50.9 million was acquired from Anchor (WI), and $1.9 million was acquired from Lafayette Savings Bank.  Base-year reserves are subject to recapture in the unlikely event that Old National Bank (1) makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes, (2) redeems its stock, or (3) liquidates.  Old National Bank has no intention of making such a nondividend distribution. Accordingly, under current accounting principles, a related deferred income tax liability of $13.0 million has not been recognized.

No valuation allowance was recorded at December 31, 2019 or 2018 because, based on current expectations, Old National believes it will generate sufficient income in future years to realize deferred tax assets.  Old National has federal net operating loss carryforwards totaling $78.5 million at December 31, 2019 and $104.5 million at December 31, 2018.  This federal net operating loss was acquired from the acquisition of Anchor (WI) in 2016.  If not used, the federal net operating loss carryforwards will expire from 2029 to 2033.  Old National has alternative minimum tax credit carryforwards totaling $1.3 million at December 31, 2019 and $10.1 million at December 31, 2018.  The enactment of H.R.1 eliminates the parallel tax system known as the alternative minimum tax and allows any existing alternative minimum tax credits to be used to reduce regular tax or be refunded from 2018 to 2021. ASC 740 allows for the reclassification of the alternative minimum tax credit from a deferred tax asset to a current tax asset, except for the amount limited by section 382. Old National has $1.3 million of alternative minimum tax credit carryforward subject to section 382 limitations, which is included in deferred tax assets.  Old National has recorded state net operating loss carryforwards totaling $148.4 million at December 31, 2019 and $165.6 million at December 31, 2018.  If not used, the state net operating loss carryforwards will expire from 2024 to 2033.  Old National had federal tax credit carryforwards of $1.8 million at December 31, 2018.

The federal and recorded state net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code section 382.  Old National believes that all of the recorded net operating loss carryforwards will be used prior to expiration.

Unrecognized Tax Benefits

Old National has an immaterial amount of unrecognized tax benefits.  Old National expects the total amount of unrecognized tax benefits to be reduced to zero after the Internal Revenue Service audit is finalized.

Old National and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns.  The 2016 through 2019 tax years are open and subject to examination. Old National is currently under audit by the Internal Revenue Service for the 2016 and 2017 tax years.

NOTE 18 – EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plan

The Employee Stock Ownership and Savings Plan (the “401(k) Plan”) permits employees to participate the first month following one month of service.  Effective as of April 1, 2010, we suspended safe harbor matching contributions to the 401(k) Plan.  However, we may make discretionary matching contributions to the 401(k) Plan.  During the second quarter of 2018, Old National increased its match to 75% of employee compensation deferral contributions of the first 4% of compensation, and 50% of the next 4% of compensation.  The change was retroactive for all of 2018.  For 2017, we matched 50% of employee compensation deferral contributions, up to 6% of compensation.  In addition to matching contributions, Old National may contribute to the 401(k) Plan an amount designated as a profit sharing contribution in the form of Old National stock or cash.  Our Board of Directors designated no discretionary profit sharing contributions in 2019, 2018, or 2017. All contributions vest immediately and plan participants may elect to redirect funds among any of the investment options provided under the 401(k) Plan.  The number of Old National shares in the 401(k) Plan were 0.6 million at December 31, 2019 and 0.7 million at December 31, 2018.  All shares owned through the 401(k) Plan are included in the calculation of weighted-average shares outstanding for purposes of calculating diluted and basic earnings per share.  Contribution expense under the 401(k) Plan was $9.8 million in 2019, $8.6 million in 2018, and $4.7 million in 2017.

NOTE 19 – SHARE-BASED COMPENSATION

Our Amended and Restated 2008 Incentive Compensation Plan (the “ICP”), which was shareholder-approved, permits the grant of share-based awards to its employees.  At December 31, 2019, 3.7 million shares were available for issuance.  The granting of awards to key employees is typically in the form of restricted stock awards or units.  We believe that such awards better align the interests of our employees with those of our shareholders.  Total compensation cost that has been charged against income for the ICP was $8.0 million in 2019, $8.1 million in 2018, and $6.3 million in 2017.  The total income tax benefit was $2.0 million in 2019, $2.0 million in 2018, and $2.4 million in 2017.

Restricted Stock Awards

Restricted stock awards require certain service requirements and commonly have vesting periods of 3 years.  Compensation expense is recognized on a straight-line basis over the vesting period.  Shares are subject to certain restrictions and risk of forfeiture by the participants.

A summary of changes in our nonvested shares for the year follows:

		Weighted
		Average
		Grant-Date
(shares in thousands)	Shares	Fair Value
Year Ended December 31, 2019
Nonvested balance at beginning of period	419	$16.77
Granted during the year	214	16.50
Vested during the year	(201)	16.00
Forfeited during the year	(26)	17.19
Nonvested balance at end of period	406	$16.98

As of December 31, 2019, there was $4.2 million of total unrecognized compensation cost related to nonvested shares granted under the ICP.  The cost is expected to be recognized over a weighted-average period of 1.8 years.  The total fair value of the shares vested was $3.4 million in 2019, 2018, and 2017.

Restricted Stock Units

Restricted stock units require certain performance requirements and have vesting periods of 3 years.  Compensation expense is recognized on a straight-line basis over the vesting period.  Shares are subject to certain restrictions and risk of forfeiture by the participants.

A summary of changes in our nonvested shares for the year follows:

		Weighted
		Average
		Grant-Date
(shares in thousands)	Shares	Fair Value
Year Ended December 31, 2019
Nonvested balance at beginning of period	893	$13.31
Granted during the year	375	12.67
Vested during the year	(308)	10.17
Forfeited during the year	(27)	13.61
Dividend equivalents adjustment	32	13.85
Nonvested balance at end of period	965	$14.07

As of December 31, 2019, there was $4.1 million of total unrecognized compensation cost related to nonvested shares granted under the ICP.  The cost is expected to be recognized over a weighted-average period of 1.7 years.

Stock Options

Option awards are generally granted with an exercise price equal to the market price of our Common Stock at the date of grant; these option awards have vesting periods ranging from 3 to 5 years and have 10-year contractual terms.

Old National has not granted stock options since 2009.  However, Old National did acquire stock options and stock appreciation rights through prior year acquisitions. Old National recorded no incremental expense associated with the conversion of these options and stock appreciation rights.

A summary of the activity in the stock option plan in 2019 follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
(shares in thousands)	Shares	Price	Term in Years	(in thousands)
Year Ended December 31, 2019
Outstanding at beginning of period	92	$6.30
Exercised	(29)	10.44
Forfeited/expired	(6)	7.73
Outstanding at end of period	57	$4.11	2.02	$814.2
Options exercisable at end of year	57	$4.11	2.02	$814.2

At December 31, 2019, the outstanding shares consisted of stock appreciation rights acquired through prior year acquisitions.

Information related to the stock option plan during each year follows:

	Years Ended December 31,
(dollars in thousands)	2019	2018	2017
Intrinsic value of options exercised	$178	$385	$806
Cash received from option exercises	280	948	2,655
Tax benefit realized from option exercises	71	154	318

As of December 31, 2019, all options were fully vested and all compensation costs had been expensed.

Outside Director Stock Compensation Program

Old National maintains a director stock compensation program covering all outside directors.  Compensation shares are earned semi-annually.  Beginning in 2017, any shares awarded to directors are anticipated to be issued from the ICP.  In 2019, 12 thousand shares were issued to directors, compared to 16 thousand shares in 2018, and 20 thousand shares in 2017.

NOTE 20 – SHAREHOLDERS’ EQUITY

Dividend Reinvestment and Stock Purchase Plan

Old National has a dividend reinvestment and stock purchase plan under which common shares issued may be either repurchased shares or authorized and previously unissued shares.  A new plan became effective on August 13, 2018, with total authorized and unissued common shares reserved for issuance of 3.3 million.  At December 31, 2019, 3.3 million authorized and unissued common shares were available for issuance under the plan.

Employee Stock Purchase Plan

Old National has an employee stock purchase plan under which eligible employees can purchase common shares at a price not less than 95% of the fair market value of the common shares on the purchase date.  The amount of common shares purchased cannot exceed 10% of the employee’s compensation.  The maximum number of shares that may be purchased under this plan is 500,000 shares.  In 2019, 36,000 shares were issued related to this plan with proceeds of approximately $567,000.  In 2018, 29,000 shares were issued related to this plan with proceeds of approximately $497,000.

Share Repurchase Plan

In the first quarter of 2019, the Board of Directors approved the repurchase of up to 7.0 million of the Company’s common shares to be repurchased, as conditions warrant, through January 31, 2020.  During 2019, Old National repurchased 6.0 million common shares under the plan, which reduced equity by $99.1 million.

On January 15, 2020, the Board of Directors approved the adoption of a stock repurchase plan that authorizes up to 7.0 million of the Company’s common shares to be repurchased, as conditions warrant, through January 31, 2021.

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

The following table reconciles basic and diluted net income per share for the years ended December 31.

(dollars and shares in thousands,	Years Ended December 31,
except per share data)	2019	2018	2017
Basic Net Income Per Share
Net income	$238,206	$190,830	$95,725

Weighted average common shares outstanding	171,907	155,675	137,821

Basic Net Income Per Share	$1.39	$1.23	$0.69

Diluted Net Income Per Share
Net income	$238,206	$190,830	$95,725

Weighted average common shares outstanding	171,907	155,675	137,821
Effect of dilutive securities:
Restricted stock	733	796	599
Stock options (1)	47	68	93
Weighted average shares outstanding	172,687	156,539	138,513

Diluted Net Income Per Share	$1.38	$1.22	$0.69
(1)

Options to purchase 14 thousand shares, 14 thousand shares, and 0.1 million shares outstanding at December 31, 2019, 2018, and 2017, respectively, were not included in the computation of net income per diluted share because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 21 – FAIR VALUE

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at December 31, 2019 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Equity securities	$6,842	$6,842	$—	$—
Investment securities available-for-sale:
U.S. Treasury	17,682	17,682	—	—
U.S. government-sponsored entities and agencies	592,984	—	592,984	—
Mortgage-backed securities - Agency	3,183,861	—	3,183,861	—
States and political subdivisions	1,275,643	—	1,275,603	40
Pooled trust preferred securities	8,222	—	—	8,222
Other securities	306,699	31,169	275,530	—
Residential loans held for sale	46,898	—	46,898	—
Derivative assets	51,301	—	51,301	—
Financial Liabilities
Derivative liabilities	12,393	—	12,393	—

		Fair Value Measurements at December 31, 2018 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Equity securities	$5,582	$5,582	$—	$—
Investment securities available-for-sale:
U.S. Treasury	5,301	5,301	—	—
U.S. government-sponsored entities and agencies	628,151	—	628,151	—
Mortgage-backed securities - Agency	2,209,295	—	2,209,295	—
States and political subdivisions	940,429	—	936,321	4,108
Pooled trust preferred securities	8,495	—	—	8,495
Other securities	331,745	30,259	301,486	—
Residential loans held for sale	14,911	—	14,911	—
Derivative assets	29,005	—	29,005	—
Financial Liabilities
Derivative liabilities	12,550	—	12,550	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Pooled Trust	State and
	Preferred	Political
(dollars in thousands)	Securities	Subdivisions
2019
Balance at beginning of period	$8,495	$4,108
Accretion (amortization) of discount	12	—
Sales/payments received	(62)	(35)
Increase (decrease) in fair value of securities	(223)	—
Transfers out of Level 3	—	(4,033)
Balance at end of period	$8,222	$40

2018
Balance at beginning of period	$8,448	$—
Accretion (amortization) of discount	17	(56)
Sales/payments received	(338)	—
Increase (decrease) in fair value of securities	368	28
Transfers into Level 3	—	4,136
Balance at end of period	$8,495	$4,108

2017
Balance at beginning of period	$8,119	$—
Accretion (amortization) of discount	17	—
Sales/payments received	(424)	—
Increase (decrease) in fair value of securities	736	—
Balance at end of period	$8,448	$—

The accretion or amortization of discounts on securities in the table above is included in interest income.  An increase in fair value is reflected in the balance sheet as an increase in the fair value of investment securities available-for-sale, an increase in accumulated other comprehensive income, which is included in shareholders’ equity, and a decrease in other assets related to the tax impact.  A decrease in fair value is reflected in the balance sheet as a decrease in the fair value of investment securities available-for-sale, a decrease in accumulated other comprehensive income, which is included in shareholders’ equity, and an increase in other assets related to the tax impact.  During 2019, Old National received third party pricing on a $4.0 million state and political subdivisions security and transferred it out of Level 3.  Old National transferred $4.1 million of state and political subdivisions securities to Level 3 during 2018 because Old National could no longer obtain evidence of observable inputs.

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

		Valuation	Unobservable	Range (Weighted
(dollars in thousands)	Fair Value	Techniques	Input	Average)
December 31, 2019
Pooled trust preferred securities	$8,222	Discounted cash flow	Constant prepayment rate (1)	0.00%
			Additional asset defaults (2)	6.2% - 8.0% (6.8%)
			Expected asset recoveries (3)	0.0% - 19.1% (6.0%)
State and political subdivisions	40	Discounted cash flow	No observable inputs	N/A
			Local municipality issuances
			Old National owns 100%
			Carried at par

December 31, 2018
Pooled trust preferred securities	$8,495	Discounted cash flow	Constant prepayment rate (1)	0.00%
			Additional asset defaults (2)	6.8% - 8.5% (7.3%)
			Expected asset recoveries (3)	0.00%
State and political subdivisions	4,108	Discounted cash flow	No observable inputs	N/A
			Local municipality issuances
			Old National owns 100%
			Carried at par
(1)	Assuming no prepayments.
(2)	Each currently performing pool asset is assigned a default probability based on the banking environment, which is adjusted for specific issuer evaluation, of 0%, 50%, or 100%.
(3)	Each currently defaulted pool asset is assigned a recovery probability based on specific issuer evaluation of 0%, 25%, or 100%.

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

Assets measured at fair value on a non-recurring basis at December 31, 2019 are summarized below:

		Fair Value Measurements at December 31, 2019 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Collateral Dependent Impaired Loans:
Commercial loans	$10,361	$—	$—	$10,361
Commercial real estate loans	11,610	—	—	11,610
Foreclosed Assets:
Commercial real estate	21	—	—	21
Residential	22	—	—	22
Loan servicing rights	4,662	—	4,662	—

Impaired commercial and commercial real estate loans that are deemed collateral dependent are valued based on the fair value of the underlying collateral.  These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral.  These impaired commercial and commercial real estate loans had a principal amount of $30.9 million, with a valuation allowance of $8.9 million at December 31, 2019.  Old National recorded provision expense associated with these loans totaling $4.1 million in 2019.

Other real estate owned and other repossessed property is measured at fair value less costs to sell and had a net carrying amount of $43 thousand at December 31, 2019.  The estimates of fair value are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral.  There were write-downs of other real estate owned of $60 thousand in 2019.

Loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount.  If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value.  Fair value is determined at a tranche level, based on market prices for comparable mortgage servicing contracts when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model utilizes a discount rate, weighted average prepayment speed, and other economic factors that market participants would use in estimating future net servicing income and that can be validated against available market data (Level 2).  The valuation allowance for loan servicing rights with impairments at December 31, 2019 totaled $31 thousand.  Old National recorded impairments associated with these loan servicing rights totaling $16 thousand in 2019.

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

The valuation allowance for loan servicing rights with impairments at December 31, 2018 totaled $15 thousand.  There were recoveries associated with these loan servicing rights totaling $14 thousand in 2018.

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

		Valuation	Unobservable	Range (Weighted
(dollars in thousands)	Fair Value	Techniques	Input	Average)
December 31, 2019
Collateral Dependent Impaired Loans
Commercial loans	$10,361	Fair value of collateral	Discount for type of property, age of appraisal, and current status	0% - 50% (13%)
Commercial real estate loans (1)	11,610	Fair value of collateral	Discount for type of property, age of appraisal, and current status	45%
Foreclosed Assets
Commercial real estate (1)	21	Fair value of collateral	Discount for type of property, age of appraisal, and current status	43%
Residential (1)	22	Fair value of collateral	Discount for type of property, age of appraisal, and current status	21%

December 31, 2018
Collateral Dependent Impaired Loans
Commercial loans	$7,242	Fair value of collateral	Discount for type of property,	0% - 90% (35%)
			age of appraisal, and current status
Commercial real estate loans	29,125	Fair value of collateral	Discount for type of property,	0% - 50% (35%)
			age of appraisal, and current status
Foreclosed Assets
Residential	68	Fair value of collateral	Discount for type of property,	15% - 16% (15%)
			age of appraisal, and current status
(1)

There was only one collateral dependent impaired commercial real estate loan, one foreclosed commercial real estate asset, and one foreclosed residential asset at December 31, 2019, so no range or weighted average is reported.

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

Residential loans held for sale

Old National has elected the fair value option for residential loans held for sale.  For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status).  None of these loans are 90 days or more past due, nor are any on nonaccrual status.  Included in the income statement is interest income for loans held for sale totaling $1.4 million in 2019, $0.5 million in 2018, and $0.2 million in 2017.

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

The difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected as of December 31, 2019 and 2018 was as follows:

	Aggregate		Contractual
(dollars in thousands)	Fair Value	Difference	Principal
2019
Residential loans held for sale	$46,898	$1,529	$45,369

2018
Residential loans held for sale	$14,911	$475	$14,436

Accrued interest at period end is included in the fair value of the instruments.

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the years ended December 31:

				Total Changes
				in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	(Expense)	Earnings
2019
Residential loans held for sale	$1,036	$18	$—	$1,054

2018
Residential loans held for sale	$(67)	$6	$(10)	$(71)

The carrying amounts and estimated fair values of financial instruments not carried at fair value at December 31, 2019 and 2018 were as follows:

		Fair Value Measurements at December 31, 2019 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$276,337	$276,337	$—	$—
Loans, net:
Commercial	2,867,711	—	—	2,831,298
Commercial real estate	5,145,204	—	—	5,130,848
Residential real estate	2,331,990	—	—	2,357,341
Consumer credit	1,718,000	—	—	1,676,253
Accrued interest receivable	85,123	15	28,185	56,923

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$4,042,286	$4,042,286	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	8,828,881	8,828,881	—	—
Time deposits	1,682,230	—	1,692,569	—
Federal funds purchased and interbank borrowings	350,414	350,414	—	—
Securities sold under agreements to repurchase	327,782	327,782	—	—
FHLB advances	1,822,847	—	1,875,089	—
Other borrowings	243,685	—	254,519	—
Accrued interest payable	8,272	—	8,272	—
Standby letters of credit	573	—	—	573

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$4,302

		Fair Value Measurements at December 31, 2018 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$317,165	$317,165	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	73,986	—	72,359	—
Mortgage-backed securities - Agency	127,120	—	124,409	—
State and political subdivisions	305,228	—	309,335	—
Loans, net:
Commercial	3,211,228	—	—	3,161,132
Commercial real estate	4,935,381	—	—	4,781,294
Residential real estate	2,246,127	—	—	2,225,853
Consumer credit	1,795,695	—	—	1,773,352
Accrued interest receivable	89,464	13	27,580	61,871

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$3,965,380	$3,965,380	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	8,360,313	8,360,313	—	—
Time deposits	2,024,256	—	2,002,187	—
Federal funds purchased and interbank borrowings	270,135	270,135	—	—
Securities sold under agreements to repurchase	362,294	362,294	—	—
FHLB advances	1,613,481	—	1,611,103	—
Other borrowings	247,883	—	248,065	—
Accrued interest payable	9,871	—	9,871	—
Standby letters of credit	525	—	—	525

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$3,115

The methods utilized to estimate the fair value of financial instruments at December 31, 2019 and 2018 represent an approximation of exit price, however, an actual exit price may differ.

NOTE 22 – DERIVATIVE FINANCIAL INSTRUMENTS

As part of our overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, collars, caps, and floors.  The notional amount does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual agreements.  The notional amount of these derivative instruments was $665.5 million at December 31, 2019 and $1.482 billion at December 31, 2018.  These derivative financial instruments at December 31, 2019 consisted of $130.5 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its FHLB advances, $25.0 million notional amount of pay-fixed, receive-variable interest rate swaps on certain of its FHLB advances, and $510.0 million notional amount interest rate collars and floors related to variable-rate commercial loan pools.  Derivative financial instruments at December 31, 2018 consisted of $757.0 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its FHLB advances, $525.0 million notional amount of pay-fixed, receive-variable interest rate swaps on certain of its FHLB advances, and $200.0 million notional amount interest rate collars related to a variable-rate commercial loan pool.  These hedges were entered into to manage interest rate risk.  Derivative instruments are recognized on the balance sheet at their fair value and are not reported on a net basis.

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

Commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives.  These derivative contracts do not qualify for hedge accounting.  At December 31, 2019, the notional amount of the interest rate lock commitments was $65.7 million and forward commitments were $101.6 million.  At December 31, 2018, the notional amount of the interest rate lock commitments was $27.6 million and forward commitments were $34.5 million.  It is our practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans.

Old National also enters into derivative instruments for the benefit of its customers.  The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $1.298 billion at December 31, 2019.  The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $793.4 million at December 31, 2018.  These derivative contracts do not qualify for hedge accounting.  These instruments include interest rate swaps, caps, and collars.  Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.

Old National enters into derivative financial instruments as part of its foreign currency risk management strategies.  These derivative instruments consist of foreign currency forward contracts to accommodate the business needs of its customers.  Old National does not designate these foreign currency forward contracts for hedge accounting treatment.  The notional amounts of these foreign currency forward contracts and the offsetting counterparty derivative instruments were $8.2 million at December 31, 2019 and $3.6 million at December 31, 2018.

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

The following table summarizes the fair value of derivative financial instruments utilized by Old National:

	Balance		Balance
	Sheet	Fair	Sheet	Fair
(dollars in thousands)	Location	Value	Location	Value
December 31, 2019
Derivatives designated as hedging instruments
Interest rate contracts	Other Assets	$7,157	Other Liabilities	$1,046
Total derivatives designated as hedging instruments		$7,157		$1,046
Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other Assets	$42,224	Other Liabilities	$10,883
Mortgage contracts	Other Assets	1,702	Other Liabilities	354
Foreign currency contracts	Other Assets	218	Other Liabilities	110
Total derivatives not designated as hedging instruments		$44,144		$11,347
Total		$51,301		$12,393

December 31, 2018
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$12,741	Other liabilities	$1,603
Total derivatives designated as hedging instruments		$12,741		$1,603
Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other assets	$15,278	Other liabilities	$10,562
Mortgage contracts	Other assets	874	Other liabilities	316
Foreign currency contracts	Other assets	112	Other liabilities	69
Total derivatives not designated as hedging instruments		$16,264		$10,947
Total		$29,005		$12,550
(1)

The fair values of counterparty interest rate swaps are zero due to the settlement of centrally-cleared variation margin rules.  The net adjustment was $31.6 million as of December 31, 2019 and $4.8 million as of December 31, 2018.

Summary information about the interest rate swaps designated as fair value hedges is as follows:

	December 31,
(dollars in thousands)	2019	2018
Notional amounts	$130,500	$757,000
Weighted average pay rates	1.82%	2.48%
Weighted average receive rates	2.20%	2.70%
Weighted average maturity (in years)	2.8	3.9
Fair value of swaps	$1,555	$9,683

During 2019, Old National terminated seven fair value hedges in order to mitigate potential adverse changes in the fair values of fixed-rate debt attributable to the designated benchmark interest rate being hedged.  The aggregate notional amount of the hedging instruments and hedged items was $825.0 million.  The unamortized basis adjustments related to these terminations was $20.5 million at December 31, 2019.

The effect of derivative instruments in fair value hedging relationships on the consolidated statements of income for the years ended December 31 were as follows:

(dollars in thousands)					Gain (Loss)
					Recognized
	Location of Gain or	Gain (Loss)	Hedged Items	Location of Gain or	in Income on
Derivatives in	(Loss) Recognized in	Recognized	in Fair Value	(Loss) Recognized in	Related
Fair Value Hedging	in Income on	in Income on	Hedging	in Income on Related	Hedged
Relationships	Derivative	Derivative	Relationships	Hedged Item	Items
2019
Interest rate contracts	Interest income / (expense)	$12,577	Fixed-rate debt	Interest income / (expense)	$(12,587)

2018
Interest rate contracts	Interest income / (expense)	$7,662	Fixed-rate debt	Interest income / (expense)	$(7,634)

2017
Interest rate contracts	Interest income / (expense)	$(836)	Fixed-rate debt	Interest income / (expense)	$1,006

Summary information about the interest rate swaps designated as cash flow hedges is as follows:

	December 31,
(dollars in thousands)	2019	2018
Notional amounts	$25,000	$525,000
Weighted average pay rates	3.52%	2.21%
Weighted average receive rates	1.93%	2.63%
Weighted average maturity (in years)	2.1	1.4
Unrealized gains (losses)	$(954)	$146

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

	December 31,
(dollars in thousands)	2019	2018
Notional amounts	$300,000	$200,000
Weighted average cap rates	3.21%	3.44%
Weighted average floor rates	2.21%	2.38%
Weighted average rates	1.70%	2.35%
Weighted average maturity (in years)	1.9	2.8
Unrealized gains (losses)	$3,691	$1,309

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

December 31,
(dollars in thousands)	2019
Notional amounts	$210,000
Weighted average purchased floor strike rate	2.00%
Weighted average sold floor rate	1.00%
Weighted average rate	1.70%
Weighted average maturity (in years)	2.1
Unrealized gains (losses)	$1,820

Old National had no interest rate floor spread transactions designated as cash flow hedges as of December 31, 2018.

The effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income for the years ended December 31 were as follows:

		Years Ended December 31,			Years Ended December 31,
(dollars in thousands)		2019	2018	2017	2019	2018	2017
		Gain (Loss)			Gain (Loss)
Derivatives in	Location of Gain or	Recognized in Other			Reclassified from
Cash Flow Hedging	(Loss) Reclassified	Comprehensive			AOCI into
Relationships	from AOCI into Income	Income on Derivative			Income
Interest rate contracts	Interest income/(expense)	$(543)	$5,145	$927	$596	$(150)	$(6,135)

The effect of derivatives not designated as hedging instruments on the consolidated statements of income for the years ended December 31 were as follows:

		Years Ended December 31,
(dollars in thousands)		2019	2018	2017
	Location of Gain or (Loss)	Gain (Loss)
Derivatives Not Designated as	Recognized in Income on	Recognized in Income on
Hedging Instruments	Derivative	Derivative
Interest rate contracts (1)	Other income/(expense)	$(174)	$(7)	$56
Mortgage contracts	Mortgage banking revenue	789	(189)	(1,995)
Foreign currency contracts	Other income/(expense)	50	42	—
Total		$665	$(154)	$(1,939)

(1)Includes the valuation differences between the customer and offsetting swaps.

NOTE 23 – COMMITMENTS AND CONTINGENCIES

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

Credit-Related Financial Instruments

In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $2.779 billion and standby letters of credit of $87.8 million at December 31, 2019.  At December 31, 2019, approximately $2.545 billion of the loan commitments had fixed rates and $234.5 million had floating rates, with the floating interest rates ranging from 1% to 15%.  At December 31, 2018, loan commitments totaled $3.566 billion and standby letters of credit totaled $319.0 million.  These commitments are not reflected in the consolidated financial statements.  The allowance for unfunded loan commitments totaled $2.7 million at December 31, 2019 and $2.5 million at December 31, 2018.

Old National had credit extensions with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients totaling $8.7 million at December 31, 2019 and $15.5 million at December 31, 2018.  Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $7.7 million at December 31, 2019 and $7.8 million December 31, 2018.  Old National did not provide collateral for the remaining credit extensions.

Visa Class B Restricted Shares

In 2008, Old National received Visa Class B restricted shares as part of Visa’s initial public offering.  These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares.  This conversion will not occur until the final settlement of certain litigation for which Visa is indemnified by the holders of Visa’s Class B shares, including Old National.  Visa funded an escrow account from its initial public offering to settle these litigation claims.  Increases in litigation claims requiring Visa to fund the escrow account due to insufficient funds will result in a reduction of the conversion ratio of each Visa Class B share to unrestricted Class A shares.  As of December 31, 2019, the conversion ratio was 1.6228.  Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation, the 65,466 Class B shares that Old National owns at December 31, 2019 are carried at a zero cost basis and are included in other assets with our equity securities that have no readily determinable fair value.

NOTE 24 – FINANCIAL GUARANTEES

Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires Old National to record the instruments at fair value.  Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties.  Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract.  Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies.  The term of these standby letters of credit is typically one year or less.  At December 31, 2019, the notional amount of standby letters of credit was $87.8 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.6 million.  At December 31, 2018, the notional amount of standby letters of credit was $319.0 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.5 million.

Old National is a party in risk participation transactions of interest rate swaps, which had total notional amount of $37.0 million at December 31, 2019.

NOTE 25 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Old National’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income.  The consolidated statements of income include all categories of noninterest income.  The following table reflects only the categories of noninterest income that are within the scope of Topic 606:

	Years Ended December 31,
(dollars in thousands)	2019	2018	2017
Wealth management fees	$37,072	$36,863	$37,316
Service charges on deposit accounts	44,915	44,026	41,331
Debit card and ATM fees	21,652	20,216	17,676
Investment product fees	21,785	20,539	20,977
Other income:
Merchant processing fees	3,105	2,927	2,634
Gain (loss) on other real estate owned	254	1,270	939
Safe deposit box fees	1,206	1,124	926
Insurance premiums and commissions	815	399	617
Total	$130,804	$127,364	$122,416

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

NOTE 26 – REGULATORY RESTRICTIONS

Restrictions on Cash and Due from Banks

Old National’s affiliate bank is required to maintain reserve balances on hand and with the Federal Reserve Bank that are interest-bearing and unavailable for investment purposes.  The reserve balances were $115.3 million at December 31, 2019 and $108.1 million at December 31, 2018.  In addition, Old National had cash and due from banks which was held as collateral for collateralized swap positions of $6.9 million at December 31, 2019.  Old National did not have any cash and due from banks held as collateral for collateralized swap positions at December 31, 2018.

Restrictions on Transfers from Affiliate Bank

Regulations limit the amount of dividends an affiliate bank can declare in any year without obtaining prior regulatory approval.  Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years. Prior regulatory approval to pay dividends was not required in 2017, 2018, or 2019 and is not currently required.

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

At December 31, 2019, Old National and Old National Bank exceeded the regulatory minimums and Old National Bank met the regulatory definition of well-capitalized based on the most recent regulatory notification.  There have been no conditions or events since that notification that management believes have changed Old National Bank’s category.

The following table summarizes capital ratios for Old National and Old National Bank as of December 31:

			Fully Phased-In			Prompt Corrective Action
			Regulatory			"Well Capitalized"
	Actual		Guidelines Minimum (1)			Guidelines
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
2019
Total capital to risk-weighted assets
Old National Bancorp	$1,828,312	12.99%	$1,477,763	10.50%	$	N/A	N/A	%
Old National Bank	1,891,612	13.50	1,471,122	10.50		1,401,069	10.00
Common equity Tier 1 capital to risk-weighted assets
Old National Bancorp	1,706,727	12.13	985,175	7.00		N/A	N/A
Old National Bank	1,822,337	13.01	980,748	7.00		910,695	6.50
Tier 1 capital to risk-weighted assets
Old National Bancorp	1,706,727	12.13	1,196,284	8.50		N/A	N/A
Old National Bank	1,822,737	13.01	1,190,909	8.50		1,120,855	8.00
Tier 1 capital to average assets
Old National Bancorp	1,706,727	8.88	768,537	4.00		N/A	N/A
Old National Bank	1,822,737	9.62	757,783	4.00		947,228	5.00
2018
Total capital to risk-weighted assets
Old National Bancorp	$1,748,231	12.27%	$1,496,099	10.50%	$	N/A	N/A	%
Old National Bank	1,769,930	12.47	1,489,938	10.50		1,418,989	10.00
Common equity Tier 1 capital to risk-weighted assets
Old National Bancorp	1,617,936	11.36	997,399	7.00		N/A	N/A
Old National Bank	1,699,945	11.98	993,292	7.00		922,343	6.50
Tier 1 capital to risk-weighted assets
Old National Bancorp	1,617,936	11.36	1,211,128	8.50		N/A	N/A
Old National Bank	1,699,945	11.98	1,206,141	8.50		1,135,191	8.00
Tier 1 capital to average assets
Old National Bancorp	1,617,936	9.17	705,681	4.00		N/A	N/A
Old National Bank	1,699,945	9.58	709,929	4.00		887,412	5.00
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

NOTE 27 – PARENT COMPANY FINANCIAL STATEMENTS

The following are the condensed parent company only financial statements of Old National:

OLD NATIONAL BANCORP (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

	December 31,
(dollars in thousands)	2019	2018
Assets
Deposits in affiliate bank	$41,289	$90,005
Equity securities	6,724	5,582
Investment securities - available-for-sale	4,018	1,527
Investment in affiliates:
Banking subsidiaries	2,966,575	2,769,166
Non-banks	4,885	5,151
Other assets	89,093	87,096
Total assets	$3,112,584	$2,958,527
Liabilities and Shareholders' Equity
Other liabilities	$36,369	$37,563
Other borrowings	223,762	231,394
Shareholders' equity	2,852,453	2,689,570
Total liabilities and shareholders' equity	$3,112,584	$2,958,527

OLD NATIONAL BANCORP (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(dollars in thousands)	2019	2018	2017
Income
Dividends from affiliates	$165,000	$105,000	$100,000
Net debt securities gains (losses)	631	49	667
Other income	2,209	2,126	1,966
Other income from affiliates	5	5	5
Total income	167,845	107,180	102,638
Expense
Interest on borrowings	10,203	10,425	9,298
Other expenses	15,505	21,936	16,335
Total expense	25,708	32,361	25,633
Income before income taxes and equity in undistributed earnings of affiliates	142,137	74,819	77,005
Income tax expense (benefit)	(6,165)	(5,693)	(6,240)
Income before equity in undistributed earnings of affiliates	148,302	80,512	83,245
Equity in undistributed earnings of affiliates	89,904	110,318	12,480
Net income	$238,206	$190,830	$95,725

OLD NATIONAL BANCORP (PARENT COMPANY ONLY)

CONDENSED STATEMENT OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2019	2018	2017
Cash Flows From Operating Activities
Net income	$238,206	$190,830	$95,725
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	52	53	36
Net debt securities (gains) losses	(631)	(49)	(667)
Share-based compensation expense	7,993	8,118	6,275
(Increase) decrease in other assets	(3,685)	28,754	(24,005)
Increase (decrease) in other liabilities	1,046	3,147	3,968
Equity in undistributed earnings of affiliates	(89,904)	(110,318)	(12,480)
Net cash flows provided by (used in) operating activities	153,077	120,535	68,852
Cash Flows From Investing Activities
Net cash and cash equivalents of acquisitions	—	8,281	(24,005)
Proceeds from dissolution of subsidiary	224	—	—
Proceeds from sales of equity securities	130	128	127
Purchases of investment securities	(3,085)	(76)	(62)
Net advances to affiliates	—	—	(250)
Proceeds from sales of premises and equipment	847	1,065	—
Purchases of premises and equipment	(869)	(945)	(612)
Net cash flows provided by (used in) investing activities	(2,753)	8,453	(24,802)
Cash Flows From Financing Activities
Payments for maturities/redemptions of other borrowings	(8,000)	—	(19,856)
Cash dividends paid on common stock	(89,474)	(82,161)	(72,604)
Common stock repurchased	(102,413)	(1,805)	(2,761)
Proceeds from exercise of stock options	280	948	2,655
Common stock issued	567	497	404
Net cash flows provided by (used in) financing activities	(199,040)	(82,521)	(92,162)
Net increase (decrease) in cash and cash equivalents	(48,716)	46,467	(48,112)
Cash and cash equivalents at beginning of period	90,005	43,538	91,650
Cash and cash equivalents at end of period	$41,289	$90,005	$43,538

NOTE 28 – SEGMENT INFORMATION

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

NOTE 29 – INTERIM FINANCIAL DATA (UNAUDITED)

The following table details the quarterly results of operations for the years ended December 31, 2019 and 2018.

(unaudited, dollars
and shares in thousands,	Three Months Ended				Three Months Ended
except per share data)	12/31/2019	9/30/2019	6/30/2019	3/31/2019	12/31/2018	9/30/2018	6/30/2018	3/31/2018
Interest income	$176,553	$185,853	$189,063	$178,918	$175,234	$155,369	$153,736	$147,706
Interest expense	27,654	32,757	33,833	31,870	29,009	24,527	21,773	19,134
Net interest income	148,899	153,096	155,230	147,048	146,225	130,842	131,963	128,572
Provision for loan losses	1,264	1,437	1,003	1,043	3,390	750	2,446	380
Noninterest income	47,726	53,961	51,214	46,416	58,154	45,957	49,289	41,905
Noninterest expense	134,743	122,585	128,118	123,041	150,268	119,376	130,460	117,157
Income before income taxes	60,618	83,035	77,323	69,380	50,721	56,673	48,346	52,940
Income tax expense	11,433	13,254	14,359	13,104	3,223	5,325	4,345	4,957
Net income	$49,185	$69,781	$62,964	$56,276	$47,498	$51,348	$44,001	$47,983
Net income per share:
Basic	$0.29	$0.41	$0.37	$0.32	$0.28	$0.34	$0.29	$0.32
Diluted	0.29	0.41	0.36	0.32	0.28	0.34	0.29	0.31
Average shares:
Basic	169,235	170,746	172,985	174,734	167,044	151,930	151,878	151,721
Diluted	170,186	171,551	173,675	175,368	167,992	152,784	152,568	152,370

Quarterly results, most notably interest income, noninterest income, and noninterest expense, were impacted by the acquisition of Klein in November 2018.

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

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the SEC its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2019.  The applicable information appearing in the Proxy Statement for the 2020 annual meeting is incorporated by reference.

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

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the SEC its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2019.  The applicable information appearing in our Proxy Statement for the 2020 annual meeting is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is omitted from this report, (with the exception of the “Equity Compensation Plan Information,” which is reported in Item 5 of this report and is incorporated herein by reference) pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the SEC its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2019.  The applicable information appearing in the Proxy Statement for the 2020 annual meeting is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the SEC its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2019.  The applicable information appearing in the Proxy Statement for the 2020 annual meeting is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the SEC its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2019.  The applicable information appearing in the Proxy Statement for the 2020 annual meeting is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.	Financial Statements:

The following consolidated financial statements of the registrant and its subsidiaries are filed as part of this document under “Item 8.  Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2019 and 2018

Consolidated Statements of Income – Years Ended December 31, 2019, 2018, and 2017

Consolidated Statements of Comprehensive Income – Years Ended December 31, 2019, 2018, and 2017

Consolidated Statements of Changes in Shareholders’ Equity – Years Ended December 31, 2019, 2018, and 2017

Consolidated Statements of Cash Flows – Years Ended December 31, 2019, 2018, and 2017

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

4.1	Description of Old National Bancorp capital stock

4.2	Description of Old National Bancorp debt securities

4.3

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

4.4

Second Indenture Supplement, dated as of August 15, 2014, between Old National and The Bank of New York Mellon Trust Company, N.A., as trustee, providing for the issuance of its 4.125% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2014).

10.1

Form of Employment Agreement for Robert G. Jones (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2011).*

10.2

Form of Employment Agreement for Daryl D. Moore (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K with the Securities and Exchange Commission on February 1, 2011).*

10.3

Form of Amended Severance/Change of Control Agreement for Jeffrey L. Knight (incorporated by reference to Exhibit 10(bb) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.4

Form of 2016 Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(av) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2015).*

10.5

Form of 2016 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(aw) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2015).*

10.6

Employment Agreement dated as of March 18, 2014, as amended and effective as of May 12, 2016 between Old National Bancorp and James A. Sandgren (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2016).*

10.7

Employment Agreement dated as of January 1, 2008, as amended and effective as of January 1, 2009, January 1, 2011, and May 12, 2016 between Old National Bancorp and Christopher A. Wolking (incorporated by reference to Exhibit 10.3 of Old National’s Current Report on Form 8-K with the Securities and Exchange Commission on May 12, 2016).*

10.8

Form of 2017 Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(n) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2016).*

10.9

Form of 2017 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(o) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2016).*

10.10

Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Appendix I of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 6, 2017).*

10.11

Form of 2018 Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(s) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2017).*

10.12

Form of 2018 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(t) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2017).*

10.13

Form of 2019 Internal Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(r) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2018).*

10.14

Form of 2019 Relative Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(s) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2018).*

10.15

Form of 2019 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(t) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2018).*

10.16

Amended Employment Agreement for Robert G. Jones (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2019).*

10.17

Employment Agreement dated as of May 2, 2019 between Old National Bancorp and James C. Ryan, III (incorporated by reference to Exhibit 10.3 of Old National’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2019).*

10.18

Employment Agreement dated as of May 2, 2019 between Old National Bancorp and Brendon B. Falconer (incorporated by reference to Exhibit 10.4 of Old National’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2019).*

10.19

Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-226817 filed with the Securities and Exchange Commission on August 13, 2018 and amended on May 20, 2019).

10.20	Form of 2020 Internal Performance Units Award Agreement between Old National and certain key associates is filed herewith.*

10.21	Form of 2020 Relative Performance Units Award Agreement between Old National and certain key associates is filed herewith.*

10.22	Form of 2020 Restricted Stock Award Agreement between Old National and certain key associates is filed herewith.*

10.23	Old National Bancorp Amended and Restated 2020 Director Deferred Compensation Plan is filed herewith.*

10.24	Old National Bancorp Amended and Restated 2020 Executive Deferred Compensation Plan is filed herewith.*

21	Subsidiaries of Old National Bancorp

23.1	Consent of Crowe LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Old National Bancorp’s Annual Report on Form 10-K Report for the year ended December 31, 2019, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from Old National’s Annual Report on Form 10-K Report for the year ended December 31, 2019, formatted in inline XBRL and contained in Exhibit 101.

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Old National has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD NATIONAL BANCORP

By:	/s/ James C. Ryan, III	Date:	February 12, 2020
James C. Ryan, III,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 12, 2020, by the following persons on behalf of Old National and in the capacities indicated.

By:	/s/ Alan W. Braun	By:	/s/ Thomas E. Salmon
	Alan W. Braun, Director		Thomas E. Salmon, Director

By:	/s/ Brendon B. Falconer	By:	/s/ Randall T. Shepard
	Brendon B. Falconer,		Randall T. Shepard, Director
Senior Executive Vice President and Chief
	Financial Officer (Principal Financial Officer)	By::	/s/ Rebecca S. Skillman
Rebecca S. Skillman, Lead Director
By:	/s/ Andrew E. Goebel
	Andrew E. Goebel, Director	By::	/s/ Derrick J. Stewart
Derrick J. Stewart, Director
By:	/s/ Jerome F. Henry Jr.
	Jerome F. Henry Jr., Director	By::	/s/ Katherine E. White
Katherine E. White, Director
By:	/s/ Ryan C. Kitchell
	Ryan C. Kitchell, Director	By::	/s/ Linda E. White
Linda E. White, Director
By:	/s/ Phelps L. Lambert
	Phelps L. Lambert, Director	By::	/s/ Michael W. Woods
Michael W. Woods,
By:	/s/ James C. Ryan, III		Senior Vice President and Corporate Controller
	James C. Ryan, III,		(Principal Accounting Officer)
Chairman and Chief Executive Officer
(Principal Executive Officer)