Form 10-Q
period 2020-03-31
OLD NATIONAL BANCORP /IN/
filed 2020-04-29
CIK 707179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock.  The registrant has one class of common stock (no par value) with 165,109,000 shares outstanding at March 31, 2020.

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
ASC:  Accounting Standards Codification
ASU:  Accounting Standards Update
ATM:  automated teller machine
BBCC: business banking credit center (small business)
CECL: current expected credit loss
Common Stock:  Old National Bancorp common stock, without par value
COVID-19: Novel coronavirus originating in Wuhan, China in December 2019
DTI:  debt-to-income
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
PD:  probability of default
PSA:  prepayment speed assumptions
Renewable Energy:  investment tax credits for solar projects
SBA:  Small Business Administration
SEC:  Securities and Exchange Commission
SOFR: Secured Overnight Financing Rate
TBA:  to be announced
TDR:  troubled debt restructuring

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS

(dollars and shares in thousands, except per share data)	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Cash and due from banks	$203,533	$234,766
Money market and other interest-earning investments	139,644	41,571
Total cash and cash equivalents	343,177	276,337
Equity securities	6,870	6,842
Investment securities - available-for-sale, at fair value:
U.S. Treasury	11,733	17,682
U.S. government-sponsored entities and agencies	519,171	592,984
Mortgage-backed securities	3,210,000	3,183,861
States and political subdivisions	1,302,395	1,275,643
Other securities	316,726	314,921
Total investment securities - available-for-sale	5,360,025	5,385,091
Federal Home Loan Bank/Federal Reserve Bank stock, at cost	174,113	164,099
Loans held for sale, at fair value	54,209	46,898
Loans:
Commercial	3,046,579	2,890,296
Commercial real estate	5,283,464	5,166,792
Residential real estate	2,327,851	2,334,289
Consumer credit, net of unearned income	1,726,718	1,726,147
Total loans	12,384,612	12,117,524
Allowance for loan losses (1)	(106,380)	(54,619)
Net loans	12,278,232	12,062,905
Premises and equipment, net	462,364	490,925
Operating lease right-of-use assets	86,819	95,477
Accrued interest receivable	77,810	85,123
Goodwill	1,036,994	1,036,994
Other intangible assets	56,329	60,105
Company-owned life insurance	450,148	448,967
Net deferred tax assets	17,576	29,705
Loan servicing rights	24,132	25,368
Other assets	312,343	196,831
Total assets	$20,741,141	$20,411,667
Liabilities
Deposits:
Noninterest-bearing demand	$4,058,559	$4,042,286
Interest-bearing:
Checking and NOW	4,105,006	4,149,639
Savings	2,853,305	2,845,423
Money market	1,746,798	1,833,819
Time	1,541,694	1,682,230
Total deposits	14,305,362	14,553,397
Federal funds purchased and interbank borrowings	560,770	350,414
Securities sold under agreements to repurchase	318,067	327,782
Federal Home Loan Bank advances	2,130,263	1,822,847
Other borrowings	236,114	243,685
Operating lease liabilities	95,830	99,500
Accrued expenses and other liabilities	271,300	161,589
Total liabilities	17,917,706	17,559,214
Shareholders' Equity
Preferred stock, 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $1.00 per share stated value, 300,000 shares authorized, 165,109 and 169,616 shares issued and outstanding, respectively	165,109	169,616
Capital surplus	1,870,260	1,944,445
Retained earnings	649,909	682,185
Accumulated other comprehensive income (loss), net of tax	138,157	56,207
Total shareholders' equity	2,823,435	2,852,453
Total liabilities and shareholders' equity	$20,741,141	$20,411,667
(1)Beginning January 1, 2020, calculation is based on current expected loss methodology. Prior to January 1, 2020, calculation was based on incurred loss methodology.
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
(dollars and shares in thousands, except per share data)	2020	2019
Interest Income
Loans including fees:
Taxable	$128,727	$138,972
Nontaxable	3,625	4,223
Investment securities:
Taxable	27,356	28,037
Nontaxable	7,942	7,408
Money market and other interest-earning investments	349	278
Total interest income	167,999	178,918
Interest Expense
Deposits	12,298	16,444
Federal funds purchased and interbank borrowings	1,240	1,918
Securities sold under agreements to repurchase	384	662
Federal Home Loan Bank advances	7,768	9,931
Other borrowings	2,538	2,915
Total interest expense	24,228	31,870
Net interest income	143,771	147,048
Provision for loan losses (1)	16,950	1,043
Net interest income after provision for loan losses	126,821	146,005
Noninterest Income
Wealth management fees	8,884	8,535
Service charges on deposit accounts	10,077	10,826
Debit card and ATM fees	4,998	5,503
Mortgage banking revenue	11,119	5,011
Investment product fees	5,874	5,271
Capital markets income	4,328	2,517
Company-owned life insurance	3,080	3,188
Debt securities gains (losses), net	5,174	(103)
Other income	3,968	5,668
Total noninterest income	57,502	46,416
Noninterest Expense
Salaries and employee benefits	79,173	71,183
Occupancy	15,133	14,578
Equipment	5,305	4,474
Marketing	3,097	3,723
Data processing	9,467	9,341
Communication	2,798	3,054
Professional fees	4,293	2,910
Loan expenses	1,771	1,912
FDIC assessment	1,609	2,087
Amortization of intangibles	3,776	4,472
Amortization of tax credit investments	5,515	260
Other expense	26,807	5,047
Total noninterest expense	158,744	123,041
Income before income taxes	25,579	69,380
Income tax expense	2,939	13,104
Net income	$22,640	$56,276
Net income per common share - basic	$0.13	$0.32
Net income per common share - diluted	0.13	0.32
Weighted average number of common shares outstanding - basic	167,748	174,734
Weighted average number of common shares outstanding - diluted	168,404	175,368
Dividends per common share	$0.14	$0.13
(1)Beginning January 1, 2020, calculation is based on current expected loss methodology. Prior to January 1, 2020, calculation was based on incurred loss methodology.
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Net income	$22,640	$56,276

Other comprehensive income (loss):

Change in debt securities available-for-sale:
Unrealized holding gains (losses) for the period	103,954	62,265
Reclassification adjustment for securities (gains) losses realized in income	(5,174)	103
Income tax effect	(22,411)	(14,578)
Unrealized gains (losses) on available-for-sale debt securities	76,369	47,790

Change in securities held-to-maturity:
Amortization of unrealized losses on securities transferred from available-for-sale	—	457
Income tax effect	—	(106)
Changes from securities held-to-maturity	—	351

Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	7,803	(392)
Reclassification adjustment for (gains) losses realized in net income	(431)	(385)
Income tax effect	(1,811)	191
Changes from cash flow hedges	5,561	(586)

Defined benefit pension plans:
Amortization of net loss recognized in income	27	20
Income tax effect	(7)	(5)
Changes from defined benefit pension plans	20	15
Other comprehensive income (loss), net of tax	81,950	47,570
Comprehensive income	$104,590	$103,846
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

(dollars in thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2018	$175,141	$2,031,695	$527,684	$(44,950)	$2,689,570
Cumulative effect of change in accounting principles	—	—	6,322	—	6,322
Balance, January 1, 2019	175,141	2,031,695	534,006	(44,950)	2,695,892
Net income	—	—	56,276	—	56,276
Other comprehensive income (loss)	—	—	—	47,570	47,570
Dividends - common stock ($0.13 per share)	—	—	(22,812)	—	(22,812)
Common stock issued	9	121	—	—	130
Common stock repurchased	(1,655)	(25,642)	—	—	(27,297)
Share-based compensation expense	—	1,800	—	—	1,800
Stock activity under incentive compensation plans	484	(12)	(159)	—	313
Balance, March 31, 2019	$173,979	$2,007,962	$567,311	$2,620	$2,751,872

Balance, December 31, 2019	$169,616	$1,944,445	$682,185	$56,207	$2,852,453
Cumulative effect of change in accounting principles (Note 2)	—	—	(31,150)	—	(31,150)
Balance, January 1, 2020	169,616	1,944,445	651,035	56,207	2,821,303
Net income	—	—	22,640	—	22,640
Other comprehensive income (loss)	—	—	—	81,950	81,950
Dividends - common stock ($0.14 per share)	—	—	(23,535)	—	(23,535)
Common stock issued	9	142	—	—	151
Common stock repurchased	(5,076)	(76,746)	—	—	(81,822)
Share-based compensation expense	—	2,748	—	—	2,748
Stock activity under incentive compensation plans	560	(329)	(231)	—	—
Balance, March 31, 2020	$165,109	$1,870,260	$649,909	$138,157	$2,823,435
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Cash Flows From Operating Activities
Net income	$22,640	$56,276
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	8,594	6,443
Amortization of other intangible assets	3,776	4,472
Amortization of tax credit investments	5,515	260
Net premium amortization on investment securities	5,146	3,154
Accretion income related to acquired loans	(6,649)	(8,668)
Share-based compensation expense	2,748	1,800
Excess tax (benefit) expense on share-based compensation	(818)	(1,013)
Provision for loan losses	16,950	1,043
Debt securities (gains) losses, net	(5,174)	103
Net (gains) losses on sales of loans and other assets	11,826	(1,564)
Increase in cash surrender value of company-owned life insurance	(3,080)	(3,188)
Residential real estate loans originated for sale	(223,961)	(94,632)
Proceeds from sales of residential real estate loans	219,626	97,010
(Increase) decrease in interest receivable	7,313	3,184
(Increase) decrease in other assets	(87,826)	13,618
Increase (decrease) in accrued expenses and other liabilities	2,242	(45,288)
Net cash flows provided by (used in) operating activities	(21,132)	33,010
Cash Flows From Investing Activities
Purchases of investment securities available-for-sale	(446,819)	(530,677)
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	(10,025)	(14,439)
Proceeds from maturities, prepayments, and calls of investment securities available-for-sale	436,742	145,356
Proceeds from sales of investment securities available-for-sale	236,410	8,681
Proceeds from maturities, prepayments, and calls of investment securities held-to-maturity	—	21,689
Proceeds from sales of Federal Home Loan Bank/Federal Reserve Bank stock	11	19
Proceeds from sales of equity securities	133	130
Loan originations and payments, net	(262,497)	182,638
Proceeds from company-owned life insurance death benefits	1,899	2,861
Proceeds from sales of premises and equipment and other assets	—	84
Purchases of premises and equipment and other assets	(7,938)	(11,684)
Net cash flows provided by (used in) investing activities	(52,084)	(195,342)
Cash Flows From Financing Activities
Net increase (decrease) in:
Deposits	(248,035)	79,321
Federal funds purchased and interbank borrowings	210,356	54,895
Securities sold under agreements to repurchase	(9,715)	(19,814)
Other borrowings	(7,339)	3,650
Payments for maturities of Federal Home Loan Bank advances	(200,005)	(325,070)
Proceeds from Federal Home Loan Bank advances	500,000	425,000
Cash dividends paid on common stock	(23,535)	(22,812)
Common stock repurchased	(81,822)	(27,297)
Proceeds from exercise of stock options	—	280
Common stock issued	151	130
Net cash flows provided by (used in) financing activities	140,056	168,283
Net increase (decrease) in cash and cash equivalents	66,840	5,951
Cash and cash equivalents at beginning of period	276,337	317,165
Cash and cash equivalents at end of period	$343,177	$323,116
Supplemental cash flow information:
Total interest paid	$26,387	$33,779
Total taxes paid (net of refunds)	$1,212	$150
Investment securities purchased but not settled	$102,459	$10,912
Operating lease right-of-use assets obtained in exchange for lease obligations	$(310)	$117,739
Finance lease right-of-use assets obtained in exchange for lease obligations	$—	$7,542
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.  Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of March 31, 2020 and December 31, 2019, and the results of its operations for the three months ended March 31, 2020 and 2019.  Interim results do not necessarily represent annual results.  These financial statements should be read in conjunction with Old National’s Annual Report for the year ended December 31, 2019.
All significant intercompany transactions and balances have been eliminated.  Certain prior year amounts have been reclassified to conform to the current presentation.  Such reclassifications had no effect on prior period net income or shareholders’ equity and were insignificant amounts.
NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Guidance Adopted in 2020
FASB ASC 326 – In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and all related subsequent amendments thereto (“CECL”). The main objective of this amendment is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments within its scope, including loans held for investment purposes and other commitments to extend credit held by a reporting entity at each reporting date. The amendment requires the measurement of all expected credit losses for the in-scope financial assets at the date of origination or acquisition, and at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to enhance their credit loss estimates. The amendment requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The current expected credit loss measurement will be used to estimate the allowance for credit losses (“ACL”) over the life of the financial assets. The amendments in this update became effective for annual periods and interim periods within those annual periods beginning after December 15, 2019.

As previously disclosed, Old National formed a cross-functional committee to oversee the adoption of the ASU at the effective date. A working group was also formed to develop a project plan focused on understanding the ASU, researching issues, identifying data needs for modeling inputs, technology requirements, modeling considerations, and ensuring overarching governance was achieved for each objective and milestone. The working group identified seven distinct loan portfolios for which a model to estimate credit losses has been developed. For all seven loan portfolios, the data sets have been identified, populated, and internally validated. Old National has completed data and model validation testing. During the last half of 2019, the project plan targeted parallel processing of our existing allowance for loan losses model compared to the CECL model, as well as model sensitivity analysis, determination of qualitative adjustments, supporting analytics, and execution of the governance and approval process. Internal controls related to the CECL process were finalized prior to adoption on January 1, 2020.

The CECL modeling measurements for estimating the current expected life-time credit losses for loans and debt securities includes the following major items:
•Initial loss forecast – using a forecast period of one year for all allowance portfolio segments and off-balance-sheet credit exposures, using forward-looking economic scenarios of expected losses.
•Historical loss forecast – for a period incorporating the remaining contractual life, adjusted for prepayments, and the changes in various economic variables during representative historical and recessionary periods.
•Reversion period – using two years, which links the initial loss forecast to the historical loss forecast based on economic conditions at the measurement date.
•Discounted cash flow aggregator – using the items above to estimate the life-time credit losses for all portfolios and losses for loans modified as a TDR.

Old National adopted CECL on January 1, 2020 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Results for the reporting periods after January 1, 2020 are presented under Topic 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. As of that date, Old National increased the allowance for credit losses for loans by $41.3 million and increased the allowance for credit losses for unfunded loan commitments by $4.5 million, since the ASU covers credit losses over the expected life of a loan as well as considering future changes in macroeconomic conditions. The increase related to the acquired loan portfolio totaled $27.1 million. Under the previously applicable accounting guidance, any remaining unamortized loan discount on an individual loan could be used to offset a charge-off for that loan, so the allowance for loan losses needed for the acquired loans was reduced by the remaining loan discounts. The new ASU removes the ability to offset a charge-off against the remaining loan discount and requires an allowance for credit losses to be recognized in addition to the loan discount. The impact of adopting the ASU, and at each subsequent reporting period, is highly dependent on credit quality, macroeconomic forecasts and conditions, composition of our loans and available-for-sale securities portfolio, along with other management judgements. As of January 1, 2020, Old National recorded a cumulative-effect adjustment of $31.2 million to decrease retained earnings.

Old National did not record an allowance for credit losses on its available-for-sale debt securities under the newly codified available-for-sale debt security impairment model, as the majority of these securities are government agency-backed securities for which the risk of loss is minimal.

We adopted CECL using the prospective transition approach for financial assets purchased with credit deterioration (“PCD”) that were previously classified as purchased credit impaired and accounted for under ASC 310-30. In accordance with the standard, we did not reassess whether PCI assets met the definition of PCD assets as of the date of adoption. On January 1, 2020, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $4.5 million to the allowance for credit losses for loans. The remaining noncredit discount in the amount of $11.8 million (based on the adjusted amortized cost basis) will be accreted into interest income at the effective interest rate as of January 1, 2020.

The loan categories used to monitor and analyze interest income and yields are different than the portfolio segments used to determine the allowance for credit losses for loans. The allowance for credit losses was calculated by pooling loans of similar credit risk characteristics and credit monitoring procedures. The four loan portfolios are classified into seven segments of loans - commercial, commercial real estate, business banking credit center ("BBCC"), residential real estate, indirect, direct, and home equity. The commercial and commercial real estate loan categories shown on the balance sheet include the same pool of loans as the commercial, commercial real estate, and BBCC portfolio segments. The consumer loan category shown on the balance sheet is comprised of the same loans in the indirect, direct, and home equity portfolio segments. The composition of loans by portfolio segment as of December 31, 2019 follows:

(dollars in thousands)	December 31, 2019 Statement Balance	Segment Portfolio Reclassifications	December 31, 2019 After Reclassifications
Loans:
Commercial	$2,890,296	$(75,142)	$2,815,154
Commercial real estate	5,166,792	(277,539)	4,889,253
BBCC	N/A	352,681	352,681
Residential real estate	2,334,289	—	2,334,289
Consumer	1,726,147	(1,726,147)	N/A
Indirect	N/A	935,584	935,584
Direct	N/A	228,524	228,524
Home equity	N/A	562,039	562,039
Total	$12,117,524	$—	$12,117,524
Allowance:
Commercial	$(22,585)	$1,226	$(21,359)
Commercial real estate	(21,588)	1,053	(20,535)
BBCC	N/A	(2,279)	(2,279)
Residential real estate	(2,299)	—	(2,299)
Consumer	(8,147)	8,147	N/A
Indirect	N/A	(5,319)	(5,319)
Direct	N/A	(1,863)	(1,863)
Home equity	N/A	(965)	(965)
Total	$(54,619)	$—	$(54,619)

The following table illustrates the impact of adoption of the ASU:

(dollars in thousands)	December 31, 2019 After Reclassifications	Impact of ASC 326 Adoption	January 1, 2020 Post-ASC 326 Adoption
Assets:
Loans, net of unearned income:
Commercial	$2,815,154	$2,679	$2,817,833
Commercial real estate	4,889,253	1,637	4,890,890
BBCC	352,681	33	352,714
Residential real estate	2,334,289	105	2,334,394
Indirect	935,584	10	935,594
Direct	228,524	2	228,526
Home equity	562,039	12	562,051
Total	12,117,524	4,478	12,122,002
Allowance:
Commercial	(21,359)	(7,150)	(28,509)
Commercial real estate	(20,535)	(25,548)	(46,083)
BBCC	(2,279)	(3,702)	(5,981)
Residential real estate	(2,299)	(6,986)	(9,285)
Indirect	(5,319)	1,669	(3,650)
Direct	(1,863)	1,059	(804)
Home equity	(965)	(689)	(1,654)
Total allowance for credit losses on loans	(54,619)	(41,347)	(95,966)
Net loans	$12,062,905	$(36,869)	$12,026,036
Net deferred tax assets	$29,705	$10,268	$39,973

Liabilities:
Allowance for credit losses on unfunded loan commitments	$2,656	$4,549	$7,205

Shareholders' equity:
Retained earnings	$682,185	$(31,150)	$651,035
In December 2018, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. In March 2020, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC announced an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The interim final rule maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). Old National is adopting the capital transition relief over the permissible five-year period.

FASB ASC 350 – In January 2017, the FASB issued ASU No. 2017-04, Intangibles: Goodwill and Other: Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, the income tax effects of tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments should be applied on a prospective basis. The nature of and reason for the change in accounting principle should be disclosed upon transition. The amendments in this update became effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and did not have a material impact on the financial statements.

FASB ASC 820 – In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The updated guidance improves the disclosure requirements on fair value measurements. The ASU removes certain disclosures required by Topic 820 related to transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; the valuation processes for Level 3 fair value measurements; and for nonpublic entities, the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of the reporting period. The ASU modifies certain disclosures required by Topic 820 related to disclosure of transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities for nonpublic entities; the requirement to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly for investments in certain entities that calculate net asset value; and clarification that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The ASU adds certain disclosure requirements related to changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update became effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2019 and did not have a material impact on the financial statements.

FASB ASC 350 – In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this update became effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years and did not have a material impact on the financial statements.

FASB ASC 842 – In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements. The amendments in ASU No. 2019-01 align the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of fair value in Topic 820, Fair Value Measurement should be applied. ASU No. 2019-01 also requires lessors within the scope of Topic 942, Financial Services—Depository and Lending, to present all “principal payments received under leases” within investing activities. The amendments in this update became effective for annual periods and interim periods within those annual periods beginning after December 15, 2019 and did not have a material impact on the financial statements.

FASB ASC 326, 815, and 825 – In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments related to Topic 326 address accrued interest, transfers between classifications or categories for loans and debt securities, recoveries, vintage disclosures, and contractual extensions and renewal options and became effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. The improvements and clarifications related to Topic 815 address partial-term fair value hedges of interest-rate risk, amortization, and disclosure of fair value hedge basis adjustments and consideration of hedged contractually specified interest rate under the hypothetical method and became effective for the annual reporting period beginning January 1, 2020. The amendments related to Topic 825 contain various improvements to ASU 2016-01, including scope; held-to-maturity debt securities fair value disclosures; and remeasurement of equity securities at historical exchange rates and became effective for fiscal years and interim periods beginning after December 15, 2019. The amendments in this update did not have a material impact on the financial statements.

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

The amendments in these updates became effective for annual periods and interim periods within those annual periods beginning after December 15, 2019 and did not have a material impact on the consolidated financial statements.

FASB ASC 718 – In November 2019, the FASB issued ASU No. 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements—Share-Based Consideration Payable to a Customer. This ASU requires companies to measure and classify (on the balance sheet) share-based payments to customers by applying the guidance in Topic 718, Compensation—Stock Compensation. As a result, the amount recorded as a reduction in revenue would be measured based on the grant-date fair value of the share-based payment. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2019 and did not have a material impact on the consolidated financial statements.

FASB ASC 326 and 842 – In February 2020, the FASB issued ASU No. 2020-02, Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). This ASU inserts a paragraph to address the November 2019 issuance of SEC Staff Accounting Bulletin ("SAB") 119, Accounting for Loan Losses by Registrants Engaged in Lending Activities Subject to FASB ASC Topic 326. The SAB updates existing staff guidance on developing a systematic methodology for estimating credit losses, and it explains the documentation the staff typically would expect from registrants in support of estimates of current expected credit losses ("CECL") for lending activities, when material. The amendments in this update became effective upon issuance and did not have a material impact on the consolidated financial statements.

Guidance on Non-TDR Loan Modifications due to COVID-19
On March 22, 2020, a statement was issued by our banking regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") that passed on March 27, 2020 further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. Accordingly, we are offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. The modifications completed in the three months ended March 31, 2020 were immaterial.
Accounting Guidance Issued But Not Yet Adopted
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

FASB ASC 321, 323, and 815 – In January 2020, the FASB issued ASU No. 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815 (a Consensus of the Emerging Issues Task Force). The ASU clarifies the interaction between ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities and the ASU on equity method investments. ASU 2016-01 provides companies with an alternative to measure certain equity securities without a readily determinable fair value at cost, minus impairment, if any, unless an observable transaction for an identical or similar security occurs. ASU 2020-01 clarifies that for purposes of applying the Topic 321 measurement alternative, an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting under Topic 323, immediately before applying or upon discontinuing the equity method. In addition, the new ASU provides direction that a company should not consider whether the underlying securities would be accounted for under the equity method or the fair value option when it is determining the accounting for certain forward contracts and purchased options, upon either settlement or exercise. The amendments in this update become effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted, and the amendments are to be applied prospectively. Old National is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

Codification Improvements to Financial Instruments – In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments. This ASU was issued to clarify and improve various financial instruments Topics. The amendments include the following improvements:
•Issue 1 – Clarifies that all entities are required to provide fair value option disclosures.
•Issue 2 – Clarifies the applicability of the portfolio exception in measuring fair value for nonfinancial items accounted for as derivatives.
•Issue 3 – Clarifies that disclosure requirements in Topic 320 apply to disclosure requirements in Topic 942 for depository and lending institutions.
•Issue 4 – Added cross-reference of line-of-credit or revolving-debt arrangements guidance to guidance in accounting for fees between debtor and creditor and third-party costs directly related to exchanges or modifications of debt instruments.
•Issue 5 – Clarifies that fair value measurement disclosure requirements do not apply to entities using the net asset value per share practical expedient.
•Issue 6 – Aligns the contractual term to measure expected credit losses for a net investment in a lease under the Credit Loss Standard (Topic 326) with the lease term determined under the Leases Standard (Topic 842).
•Issue 7 – Clarifies that when an entity regains control of financial assets sold, an allowance for credit losses should be recorded in accordance with Topic 326.
For Issue 1, Issue 2, Issue 4, and Issue 5, the amendments are effective upon issuance and did not have a material impact on the consolidated financial statements. For Issue 3, the amendments to ASU 2016-01 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and did not have a material impact on the consolidated financial statements. For Issues 6 and 7, the amendments to ASU 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and did not have a material impact on the consolidated financial statements.

FASB ASC 848 – In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary, optional guidance to ease the potential burden in accounting for, or recognizing the effects of, the transition away from the LIBOR or other interbank offered rate on financial reporting. To help with the transition to new reference rates, the ASU provides optional expedients and exceptions for applying GAAP to affected contract modifications and hedge accounting relationships. The main provisions include:
•A change in a contract’s reference interest rate would be accounted for as a continuation of that contract rather than as the creation of a new one for contracts, including loans, debt, leases, and other arrangements, that meet specific criteria.
•When updating its hedging strategies in response to reference rate reform, an entity would be allowed to preserve its hedge accounting.
The guidance is applicable only to contracts or hedge accounting relationships that reference LIBOR or another reference rate expected to be discontinued. Because the guidance is meant to help entities through the transition period, it will be in effect for a limited time and will not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, for which an entity has elected certain optional expedients that are retained through the end of the hedging relationship. The amendments in this ASU are effective March 12, 2020 through December 31, 2022. Old National is evaluating the impact of adopting the new guidance on the consolidated financial statements on an ongoing basis with no material expected impact at this time.
NOTE 3 – NET INCOME PER SHARE
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
The following table reconciles basic and diluted net income per share:

	Three Months Ended March 31,
(dollars and shares in thousands, except per share data)	2020	2019
Basic Net Income Per Share
Net income	$22,640	$56,276
Weighted average common shares outstanding	167,748	174,734
Basic Net Income Per Share	$0.13	$0.32
Diluted Net Income Per Share
Net income	$22,640	$56,276
Weighted average common shares outstanding	167,748	174,734
Effect of dilutive securities:
Restricted stock	616	582
Stock options (1)	40	52
Weighted average shares outstanding	168,404	175,368
Diluted Net Income Per Share	$0.13	$0.32
(1)Options to purchase 14 thousand shares outstanding at March 31, 2020 and 2019 were not included in the computation of net income per diluted share for the three months ended March 31, 2020 and 2019 because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 4 – INVESTMENT SECURITIES
The following table summarizes the amortized cost, fair value, and allowance for credit losses of the available-for-sale investment securities portfolio and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses for Investments	Fair Value
March 31, 2020
Available-for-Sale
U.S. Treasury	$11,379	$354	$—	$—	$11,733
U.S. government-sponsored entities and agencies	515,217	3,954	—	—	519,171
Mortgage-backed securities - Agency	3,089,212	121,282	(494)	—	3,210,000
States and political subdivisions	1,251,515	51,841	(961)	—	1,302,395
Pooled trust preferred securities	13,798	—	(6,376)	—	7,422
Other securities	308,242	5,929	(4,867)	—	309,304
Total available-for-sale securities	$5,189,363	$183,360	$(12,698)	$—	$5,360,025

December 31, 2019
Available-for-Sale
U.S. Treasury	$17,567	$117	$(2)	$—	$17,682
U.S. government-sponsored entities and agencies	596,595	1,027	(4,638)	—	592,984
Mortgage-backed securities - Agency	3,151,550	41,363	(9,052)	—	3,183,861
States and political subdivisions	1,232,497	44,193	(1,047)	—	1,275,643
Pooled trust preferred securities	13,811	—	(5,589)	—	8,222
Other securities	301,189	6,842	(1,332)	—	306,699
Total available-for-sale securities	$5,313,209	$93,542	$(21,660)	$—	$5,385,091
Proceeds from sales or calls of available-for-sale investment securities and the resulting realized gains and realized losses were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Proceeds from sales of available-for-sale debt securities	$236,410	$8,681
Proceeds from calls of available-for-sale debt securities	163,771	23,685
Total	$400,181	$32,366

Realized gains on sales of available-for-sale debt securities	$5,595	$71
Realized gains on calls of available-for-sale debt securities	13	3
Realized losses on sales of available-for-sale debt securities	(409)	(148)
Realized losses on calls of available-for-sale debt securities	(25)	(29)
Debt securities gains (losses), net	$5,174	$(103)

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

	March 31, 2020
(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Maturity
Available-for-Sale
Within one year	$741,828	$762,452	1.82%
One to five years	2,591,483	2,691,307	2.73
Five to ten years	592,020	609,108	3.41
Beyond ten years	1,264,032	1,297,158	3.24
Total	$5,189,363	$5,360,025	2.80%
The following table summarizes the available-for-sale investment securities with unrealized losses for which an allowance for credit losses has not been recorded by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2020
Available-for-Sale
Mortgage-backed securities - Agency	$66,182	$(295)	$13,308	$(199)	$79,490	$(494)
States and political subdivisions	75,669	(961)	465	—	76,134	(961)
Pooled trust preferred securities	—	—	7,422	(6,376)	7,422	(6,376)
Other securities	101,144	(2,907)	24,690	(1,960)	125,834	(4,867)
Total available-for-sale	$242,995	$(4,163)	$45,885	$(8,535)	$288,880	$(12,698)

December 31, 2019
Available-for-Sale
U.S. Treasury	$999	$(2)	$—	$—	$999	$(2)
U.S. government-sponsored entities and agencies	357,647	(4,638)	—	—	357,647	(4,638)
Mortgage-backed securities - Agency	786,245	(6,122)	212,056	(2,930)	998,301	(9,052)
States and political subdivisions	120,166	(1,016)	7,006	(31)	127,172	(1,047)
Pooled trust preferred securities	—	—	8,222	(5,589)	8,222	(5,589)
Other securities	30,765	(182)	87,066	(1,150)	117,831	(1,332)
Total available-for-sale	$1,295,822	$(11,960)	$314,350	$(9,700)	$1,610,172	$(21,660)
Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for sale debt securities that do not meet the criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-

sale debt securities was needed at March 31, 2020. Accrued interest receivable on available-for-sale debt securities totaled $22.6 million at March 31, 2020 and is excluded from the estimate of credit losses.
The U.S. government sponsored entities and agencies and mortgage-backed securities – agency are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. Therefore, for those securities, we do not record expected credit losses.
Prior to the adoption of ASC 326, there was no OTTI recorded during the three months ended March 31, 2019.
At March 31, 2020, Old National’s securities portfolio consisted of 1,867 securities, 186 of which were in an unrealized loss position.  The unrealized losses attributable to our agency mortgage-backed securities, states and political subdivisions, and other securities are the result of fluctuations in interest rates.  Our pooled trust preferred securities are discussed below.  At March 31, 2020, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.
Pooled Trust Preferred Securities
At March 31, 2020, our securities portfolio contained two pooled trust preferred securities with a fair value of $7.4 million and unrealized losses of $6.4 million.  These securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows.  For the three months ended March 31, 2020 and 2019, we did not recognize any losses on these securities.
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

Trust preferred securities
March 31, 2020
(dollars in thousands)	Class	Lowest Credit Rating (1)	Amortized Cost	Fair Value	Unrealized Gain/ (Loss)	# of Issuers Currently Performing/ Remaining	Actual Deferrals and Defaults as a % of Original Collateral	Expected Defaults as a % of Remaining Performing Collateral	Excess Subordination as a % of Current Performing Collateral
Pooled trust preferred securities:
Pretsl XXVII LTD	B	B	$4,270	$2,192	$(2,078)	32/41	14.4%	11.2%	33.5%
Trapeza Ser 13A	A2A	BBB	9,528	5,230	(4,298)	39/41	4.5%	6.6%	51.6%
			13,798	7,422	(6,376)
Single Issuer trust preferred securities:
JP Morgan Chase & Co		BBB-	4,800	3,600	(1,200)

Total			$18,598	$11,022	$(7,576)
(1)Lowest rating for the security provided by any nationally recognized credit rating agency.
Equity Securities
Equity securities are recorded at fair value and totaled $6.9 million at March 31, 2020 and $6.8 million at December 31, 2019.  There were gains on equity securities of $0.1 million during the three months ended March 31, 2020, compared to gains of $0.2 million during the three months ended March 31, 2019.  Old National also has equity securities without readily determinable fair values that are included in other assets that totaled $93.1 million at March 31, 2020 and $91.4 million at December 31, 2019.  These are illiquid investments that consist of partnerships, limited liability companies, and other ownership interests that support affordable housing, economic development, and community revitalization initiatives in low-to-moderate income neighborhoods.  There have been no impairments or adjustments on these securities in the three months ended March 31, 2020 or 2019.

NOTE 5 – LOANS HELD FOR SALE
Mortgage loans held for immediate sale in the secondary market were $54.2 million at March 31, 2020, compared to $46.9 million at December 31, 2019.  Residential loans that Old National has originated with the intent to sell are recorded at fair value.  Conventional mortgage production is sold on a servicing retained basis.  Certain loans, such as government guaranteed mortgage loans are sold on servicing released basis.
NOTE 6 – LOANS AND ALLOWANCE FOR CREDIT LOSSES
Old National’s loans consist primarily of loans made to consumers and commercial clients in various industries, including manufacturing, agribusiness, transportation, mining, wholesaling, and retailing.  Most of Old National’s lending activity occurs within our principal geographic markets of Indiana, Kentucky, Michigan, Wisconsin, and Minnesota.  Old National manages concentrations of credit exposure by industry, product, geography, customer relationship, and loan size.  While loans to lessors of both residential and non-residential real estate exceed 10% of total loans, no individual sub-segment category within those broader categories reaches the 10% threshold.
The loan categories used to monitor and analyze interest income and yields are different than the portfolio segments used to determine the allowance for credit losses for loans. The allowance for credit losses was calculated by pooling loans of similar credit risk characteristics and credit monitoring procedures. The four loan portfolios are classified into seven segments of loans - commercial, commercial real estate, BBCC, residential real estate, indirect, direct, and home equity. The commercial and commercial real estate loan categories shown on the balance sheet include the same pool of loans as the commercial, commercial real estate, and BBCC portfolio segments. The consumer loan category shown on the balance sheet is comprised of the same loans in the indirect, direct, and home equity portfolio segments. The composition of loans by portfolio segment as of December 31, 2019 and January 1, 2020 follows:

	December 31, 2019	Credit	December 31, 2019	Impact of	January 1, 2020
	Statement	Risk	After	ASC 326	Post-ASC 326
(dollars in thousands)	Balance	Reclassifications	Reclassifications	Adoption	Adoption
Loans:
Commercial	$2,890,296	$(75,142)	$2,815,154	$2,679	$2,817,833
Commercial real estate	5,166,792	(277,539)	4,889,253	1,637	4,890,890
BBCC	N/A	352,681	352,681	33	352,714
Residential real estate	2,334,289	—	2,334,289	105	2,334,394
Consumer	1,726,147	(1,726,147)	N/A	N/A	N/A
Indirect	N/A	935,584	935,584	10	935,594
Direct	N/A	228,524	228,524	2	228,526
Home equity	N/A	562,039	562,039	12	562,051
Total	$12,117,524	$—	$12,117,524	$4,478	$12,122,002
Allowance:
Commercial	$(22,585)	$1,226	$(21,359)	$(7,150)	$(28,509)
Commercial real estate	(21,588)	1,053	(20,535)	(25,548)	(46,083)
BBCC	N/A	(2,279)	(2,279)	(3,702)	(5,981)
Residential real estate	(2,299)	—	(2,299)	(6,986)	(9,285)
Consumer	(8,147)	8,147	N/A	N/A	N/A
Indirect	N/A	(5,319)	(5,319)	1,669	(3,650)
Direct	N/A	(1,863)	(1,863)	1,059	(804)
Home equity	N/A	(965)	(965)	(689)	(1,654)
Total	$(54,619)	$—	$(54,619)	$(41,347)	$(95,966)

The composition of loans by portfolio segment follows:

(dollars in thousands)	March 31, 2020	January 1, 2020
Commercial (1)	$2,844,465	$2,817,833
Commercial real estate	5,118,439	4,890,890
BBCC	367,139	352,714
Residential real estate	2,327,851	2,334,394
Indirect	953,136	935,594
Direct	211,793	228,526
Home equity	561,789	562,051
Total loans	12,384,612	12,122,002
Allowance for credit losses	(106,380)	(95,966)
Net loans	$12,278,232	$12,026,036
(1)Includes direct finance leases of $44.4 million at March 31, 2020 and $47.2 million at December 31, 2019.
The risk characteristics of each loan portfolio segment are as follows:
Commercial
Commercial loans are classified primarily on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower.  The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value.  Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some loans may be made on an unsecured basis.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.
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
At 206%, Old National Bank’s commercial real estate loans as a percentage of its risk-based capital remained well below the regulatory guideline limit of 300% at March 31, 2020.
BBCC

BBCC loans are typically granted to small businesses with gross revenues of less than $5 million and aggregate debt of less than $1 million. Old National has established minimum debt service coverage ratios, minimum FICO scores for owner(s) and guarantor(s), and the ability to show relatively stable earnings as criteria to help mitigate risk.

Repayment of these loans depends on the personal income of the borrowers and the cash flows of the business. These factors can be affected by changes in economic conditions such as unemployment levels.
Residential
With respect to residential loans that are secured by 1-4 family residences and are generally owner occupied, Old National typically establishes a maximum loan-to-value ratio and generally requires private mortgage insurance if that ratio is exceeded.  Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels.  Repayment can also be impacted by changes in residential property values.  Portfolio risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.
Indirect
Indirect loans are secured by automobile collateral, generally new and used cars and trucks from auto dealers that operate within our footprint. Old National typically mitigates the risk of Indirect loans by establishing minimum FICO scores, maximum loan-to-value ratios, and maximum debt-to-income ratios. Repayment of these loans depends largely on the personal income of the borrowers which can be affected by changes in economic conditions such as unemployment levels. Portfolio risk is mitigated by the fact that the loans are of smaller amounts spread over many borrowers, conservative credit policies, and ongoing reviews of dealer relationships.

Direct

Direct loans are typically secured by collateral such as auto or real estate or are unsecured. Old National has established conservative underwriting standards such as minimum FICO scores, maximum loan-to-value ratios, and maximum debt-to-income ratios. Repayment of these loans depends largely on the personal income of the borrowers which can be affected by changes in economic conditions such as unemployment levels. Portfolio risk is mitigated by the fact that the loans are of smaller amounts spread over many borrowers along with conservative credit policies.
Home Equity
Home Equity loans are generally secured by 1-4 family residences that are owner occupied. Old National has established conservative underwriting standards such as minimum FICO scores, maximum loan-to-value ratios, and maximum debt-to-income ratios. Repayment of these loans depends largely on the personal income of the borrowers which can be affected by changes in economic conditions such as unemployment levels. Portfolio risk is mitigated by the fact that the loans are of smaller amounts spread over many borrowers along with conservative credit policies as well as monitoring of updated borrower credit scores. Risk is further mitigated in that Old National retains the right to unconditionally cancel unfunded lines of credit due to deterioration of borrower credit history.
Allowance for Credit Losses for Loans
Credit quality within the loans held for investment portfolio is continuously monitored by management and is reflected within the allowance for credit losses for loans. The allowance for credit losses is an estimate of expected losses inherent within the Company’s loans held for investment portfolio. Credit quality is assessed and monitored by evaluating various attributes and the results of those evaluations are utilized in underwriting new loans and in our process for estimating expected credit losses. Expected credit loss inherent in non-cancelable off-balance-sheet credit exposures is accounted for as a separate liability included in other liabilities on the balance sheet. The allowance for credit losses for loans held for investment is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries. We have made a policy election to report accrued interest receivable as a separate line item on the balance sheet. Accrued interest receivable on loans totaled $54.0 million at March 31, 2020 and is excluded from the estimate of credit losses.
The allowance for credit loss estimation process involves procedures to appropriately consider the unique characteristics of its loan portfolio segments. These segments are further disaggregated into loan classes, the level at which credit risk is monitored. When computing the level of expected credit losses, credit loss assumptions are estimated using a model that categorizes loan pools based on loss history, delinquency status, and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods evaluations of the overall loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and credit loss expense in those future periods.

The allowance level is influenced by loan volumes, loan AQR migration or delinquency status, changes in historical loss experience, and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. The methodology for estimating the amount of expected credit losses reported in the allowance for credit losses has two basic components: first, an asset-specific component involving individual loans that do not share risk characteristics with other loans and the measurement of expected credit losses for such individual loans; and second, a pooled component for estimated expected credit losses for pools of loans that share similar risk characteristics. See Note 2 for more information about CECL for loans and unfunded loan commitments.
For the three months ended March 31, 2020 the allowance for credit losses increased primarily due to macroeconomic factors surrounding the COVID-19 pandemic. The forecast scenario includes a sharp decline in gross domestic product in the second quarter of 2020 with a return to growth by year end. The immediate increase in unemployment remains elevated through 2023. In addition to these quantitative inputs, several qualitative factors were considered, including the risk that the economic decline, specifically unemployment and gross domestic product, prove to be more severe and/or prolonged than our baseline forecast. The mitigating impact of the unprecedented fiscal stimulus, including direct payments to individuals, increased unemployment benefits, as well as the various government sponsored loan programs, was also considered. Old National’s activity in the allowance for credit losses for loans by portfolio segment for the three months ended March 31, 2020 was as follows:

(dollars in thousands)	Balance at Beginning of Period	Impact of Adopting ASC 326	Sub-Total	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Three Months Ended March 31, 2020
Commercial	$21,359	$7,150	$28,509	$(5,042)	$357	$7,301	$31,125
Commercial real estate	20,535	25,548	46,083	(1,292)	669	8,643	54,103
BBCC	2,279	3,702	5,981	(15)	66	(615)	5,417
Residential real estate	2,299	6,986	9,285	(300)	169	483	9,637
Indirect	5,319	(1,669)	3,650	(1,203)	414	805	3,666
Direct	1,863	(1,059)	804	(475)	152	341	822
Home equity	965	689	1,654	(118)	82	(8)	1,610
Total allowance for credit losses	$54,619	$41,347	$95,966	$(8,445)	$1,909	$16,950	$106,380
The provision recapture for the BBCC portfolio was the result of several offsetting items. The economic forecast resulted in an increase to the provision for credit losses for the quarter, which was more than offset by a decrease related to the payoffs of several nonaccrual loans during the quarter. In addition, the BBCC portfolio has a lower weighted average life quarter over quarter, which resulted in a decrease to the allowance for credit losses that was needed at March 31, 2020.

Allowance for Credit Losses on Unfunded Loan Commitments
Old National maintains an allowance for credit losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a drawdown on the commitment. The allowance for credit losses on unfunded loan commitments is classified as a liability account on the balance sheet. Old National’s activity in the allowance for credit losses on unfunded loan commitments for the three months ended March 31, 2020 was as follows:

(dollars in thousands)	Total
Three months ended March 31, 2020
Allowance for credit losses on unfunded loan commitments:
Balance at beginning of period	$2,656
Impact of adopting ASC 326	4,549
Sub-Total	7,205
Expense (reversal of expense) for credit losses	1,745
Balance at end of period	$8,950
Credit Quality
Old National’s management monitors the credit quality of its loans on an ongoing basis with the AQR for commercial loans reviewed annually or at renewal and the performance of its residential and consumer loans based upon the accrual status refreshed at least quarterly.  Internally, management assigns an AQR to each non-homogeneous commercial, commercial real estate, and BBCC loan in the portfolio.  The primary determinants of the AQR are the reliability of the primary source of repayment and the past, present, and projected financial condition of the borrower.  The AQR will also consider current industry conditions.  Major factors used in determining the AQR can vary based on the nature of the loan, but commonly include factors such as debt service coverage, internal cash flow, liquidity, leverage, operating performance, debt burden, FICO scores, occupancy, interest rate sensitivity, and expense burden.  Old National uses the following definitions for risk ratings:
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
Pass rated loans are those loans that are other than criticized, classified – substandard, classified – nonaccrual, or classified – doubtful.

The following table summarizes the risk category of commercial, commercial real estate, and BBCC loans by loan portfolio segment and class of loan:

	Risk Rating
(dollars in thousands)	Pass	Criticized	Classified - substandard	Classified - nonaccrual	Classified - doubtful	Total
March 31, 2020
Commercial:
Term Loans at Amortized Cost by Origination Year:
Prior to 2016	$339,465	$9,386	$9,935	$816	$3,051	$362,653
2016	177,397	6,799	4,268	784	803	190,051
2017	342,542	12,704	13,345	2,324	9,838	380,753
2018	312,229	12,995	7,893	5,905	157	339,179
2019	546,484	4,707	5,421	3,274	2,254	562,140
2020	213,893	1,708	751	—	—	216,352
Revolving Loans	581,830	39,157	18,326	3,905	—	643,218
Revolving to Term Loans	138,584	1,356	3,397	6,782	—	150,119
Total	$2,652,424	$88,812	$63,336	$23,790	$16,103	$2,844,465

Commercial real estate:
Term Loans at Amortized Cost by Origination Year:
Prior to 2016	$793,743	$22,910	$12,944	$15,352	$3,881	$848,830
2016	596,312	12,915	17,519	14,368	212	641,326
2017	838,575	69,842	27,025	1,830	4,356	941,628
2018	864,477	7,933	23,741	3,525	3,300	902,976
2019	1,149,445	20,007	2,878	2,177	1,965	1,176,472
2020	280,341	—	39	—	—	280,380
Revolving Loans	25,474	500	212	—	—	26,186
Revolving to Term Loans	282,936	6,522	10,792	391	—	300,641
Total	$4,831,303	$140,629	$95,150	$37,643	$13,714	$5,118,439

BBCC:
Term Loans at Amortized Cost by Origination Year:
Prior to 2016	$17,943	$—	$—	$—	$187	$18,130
2016	30,762	1,024	551	538	53	32,928
2017	45,700	522	1,028	575	—	47,825
2018	61,865	512	—	1,070	61	63,508
2019	90,970	877	1,443	438	—	93,728
2020	26,069	172	—	46	—	26,287
Revolving Loans	58,040	4,044	644	76	—	62,804
Revolving to Term Loans	18,679	1,419	1,008	823	—	21,929
Total	$350,028	$8,570	$4,674	$3,566	$301	$367,139

For residential real estate and consumer loan classes, Old National evaluates credit quality based on the aging status of the loan and by payment activity.  The performing or nonperforming status is updated on an on-going basis dependent upon improvement and deterioration in credit quality. The following table presents the amortized cost in residential real estate and consumer loans based on payment activity:

	Payment Performance
(dollars in thousands)	Performing	Nonperforming	Total
March 31, 2020
Residential real estate:
Term Loans at Amortized Cost by Origination Year:
Prior to 2016	$826,831	$20,629	$847,460
2016	292,199	1,755	293,954
2017	303,763	661	304,424
2018	219,650	425	220,075
2019	561,322	97	561,419
2020	100,385	—	100,385
Revolving Loans	—	—	—
Revolving to Term Loans	134	—	134
Total	$2,304,284	$23,567	$2,327,851
Indirect:
Term Loans at Amortized Cost by Origination Year:
Prior to 2016	$53,056	$277	$53,333
2016	99,915	685	100,600
2017	152,882	1,113	153,995
2018	199,211	568	199,779
2019	348,865	242	349,107
2020	96,230	—	96,230
Revolving Loans	—	—	—
Revolving to Term Loans	92	—	92
Total	$950,251	$2,885	$953,136
Direct:
Term Loans at Amortized Cost by Origination Year:
Prior to 2016	$29,807	$535	$30,342
2016	15,445	249	15,694
2017	28,370	145	28,515
2018	48,587	214	48,801
2019	46,602	51	46,653
2020	12,485	—	12,485
Revolving Loans	27,834	—	27,834
Revolving to Term Loans	1,468	1	1,469
Total	$210,598	$1,195	$211,793
Home equity:
Term Loans at Amortized Cost by Origination Year:
Prior to 2016	$—	$—	$—
2016	240	326	566
2017	1,002	37	1,039
2018	719	—	719
2019	1,085	31	1,116
2020	—	—	—
Revolving Loans	535,095	189	535,284
Revolving to Term Loans	19,425	3,640	23,065
Total	$557,566	$4,223	$561,789

Nonaccrual and Past Due Loans
Old National does not record interest on nonaccrual loans until principal is recovered. For all loan classes, a loan is generally placed on nonaccrual status when principal or interest becomes 90 days past due unless it is well secured and in the process of collection, or earlier when concern exists as to the ultimate collectability of principal or interest. Interest accrued but not received is reversed against earnings. Cash interest received on these loans is applied to the principal balance until the principal is recovered or until the loan returns to accrual status. Loans may be returned to accrual status when all the principal and interest amounts contractually due are brought current, remain current for a prescribed period, and future payments are reasonably assured.
The following table presents the aging of the amortized cost basis in past due loans as of March 31, 2020 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Current	Total Loans
March 31, 2020
Commercial	$3,578	$1,707	$9,156	$14,441	$2,830,024	$2,844,465
Commercial Real Estate	6,114	2,200	13,412	21,726	5,096,713	5,118,439
BBCC	419	156	234	809	366,330	367,139
Residential	13,895	4,603	9,255	27,753	2,300,098	2,327,851
Indirect	6,358	963	339	7,660	945,476	953,136
Direct	1,513	183	325	2,021	209,772	211,793
Home equity	1,755	474	1,761	3,990	557,799	561,789
Total	$33,632	$10,286	$34,482	$78,400	$12,306,212	$12,384,612
The following table presents the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing by class of loan:

(dollars in thousands)	Beginning of Period Nonaccrual Amortized Cost	End of Period Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing	Interest Income Recognized on Nonaccrual
At or for the Three Months Ended March 31, 2020
Commercial	$40,103	$39,893	$7,040	$3	$—
Commercial Real Estate	58,350	51,355	13,281	165	—
BBCC	4,530	3,869	—	—	—
Residential	20,970	23,567	—	112	—
Indirect	3,318	2,885	—	81	—
Direct	1,303	1,195	—	102	—
Home equity	3,857	4,223	34	195	—
Total	$132,431	$126,987	$20,355	$658	$—

When management determines that foreclosure is probable, expected credit losses for collateral-dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. The class of loan represents the primary collateral type associated with the loan. Significant quarter over quarter changes are reflective of changes in nonaccrual status and not necessarily associated with credit quality indicators like appraisal value. The following table presents the amortized cost basis of collateral-dependent loans by class of loan:

	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Investment Securities/Cash	Auto	Other
March 31, 2020
Commercial	$6,802	$23,175	$8,209	$396	$1,522
Commercial Real Estate	40,361	150	3,199	—	179
BBCC	1,930	1,614	59	246	—
Residential	23,567	—	—	—	—
Indirect	—	—	—	2,885	—
Direct	863	—	8	265	—
Home equity	4,223	—	—	—	—
Total loans	$77,746	$24,939	$11,475	$3,792	$1,701
Loan Participations
Old National has loan participations, which qualify as participating interests, with other financial institutions.  At March 31, 2020, these loans totaled $849.4 million, of which $401.6 million had been sold to other financial institutions and $447.8 million was retained by Old National.  The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.
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
Loans modified in a TDR are typically placed on nonaccrual status until we determine the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms for 6 months.
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
For commercial TDRs, an allocated reserve is established within the allowance for credit losses for the difference between the carrying value of the loan and its computed value.  To determine the computed value of the loan, one of the following methods is selected: (1) the present value of expected cash flows discounted at the loan’s original effective interest rate, (2) the loan’s observable market price, or (3) the fair value of the collateral value, if the loan is collateral dependent.  The allocated reserve is established as the difference between the carrying value of the loan and the collectable value.  If there are significant changes in the amount or timing of the loan’s expected future cash flows, impairment is recalculated and the valuation allowance is adjusted accordingly.
When a residential or consumer loan is identified as a TDR, the loan is typically written down to its collateral value less selling costs.
The following table presents activity in TDRs for the three months ended March 31, 2020:

(dollars in thousands)	Beginning Balance	(Charge-offs)/ Recoveries	(Payments)/ Disbursements	Additions	Ending Balance
Three months ended March 31, 2020
Commercial	$12,412	$(695)	$(789)	$—	$10,928
Commercial Real Estate	14,277	(1,272)	(157)	—	12,848
BBCC	578	—	(16)	—	562
Residential	3,107	—	(67)	—	3,040
Indirect	—	3	(3)	—	—
Direct	983	2	(63)	—	922
Home equity	381	1	(8)	—	374
Total	$31,738	$(1,961)	$(1,103)	$—	$28,674
TDRs included within nonaccrual loans totaled $11.8 million at March 31, 2020 and $13.8 million at December 31, 2019.  Old National has allocated specific reserves to customers whose loan terms have been modified in TDRs totaling $1.4 million at March 31, 2020 and $0.9 million at December 31, 2019.  At March 31, 2020, Old National had committed to lend an additional $0.9 million to customers with outstanding loans that are classified as TDRs, compared to $2.3 million at December 31, 2019.
The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the three months ended March 31, 2020 and 2019 are the same except for when the loan modifications involve the forgiveness of principal.  The following table presents loans modified as TDRs that occurred during the three months ended March 31, 2020 and 2019:

(dollars in thousands)	Total
Three Months Ended March 31, 2020
TDR:
Number of loans	—
Pre-modification outstanding recorded investment	—
Post-modification outstanding recorded investment	—

Three Months Ended March 31, 2019
TDR:
Number of loans	4
Pre-modification outstanding recorded investment	5,510
Post-modification outstanding recorded investment	5,510
The TDRs that occurred during the three months ended March 31, 2020 and 2019 did not have a material impact on the allowance for loan losses and resulted in no charge-offs during the three months ended March 31, 2020, or 2019.
A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
TDRs for which there was a payment default within twelve months following the modification were insignificant during the three months ended March 31, 2020 and 2019.
The terms of certain other loans were modified during 2020 and 2019 that did not meet the definition of a TDR.  It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have extended the maturity date.  In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification.  The evaluation is performed under our internal underwriting policy.  We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral or a bona fide guarantee.  We also consider whether the modification was insignificant relative to the other terms of the agreement or the delay in a payment.
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
Non-TDR Loan Modifications due to COVID-19
On March 22, 2020, a statement was issued by our banking regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. Accordingly, we are offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. The modifications completed in the three months ended March 31, 2020 were immaterial.
Allowance for Loan Losses
Prior to the adoption of ASC 326 on January 1, 2020, Old National calculated allowance for loan losses using incurred losses methodology. The following tables are disclosures related to the allowance for loan losses in prior periods.
Old National's activity in the allowance for loan losses for the three months ended March 31, 2019 was as follows:

(dollars in thousands)	Commercial	Commercial Real Estate	Residential	Consumer	Total
Three Months Ended March 31, 2019
Balance at beginning of period	$21,742	$23,470	$2,277	$7,972	$55,461
Charge-offs	(160)	(235)	(178)	(2,319)	(2,892)
Recoveries	375	570	72	930	1,947
Provision	(1,551)	1,364	131	1,099	1,043
Balance at end of period	$20,406	$25,169	$2,302	$7,682	$55,559

The following table disaggregates Old National's allowance for credit losses and amortized cost basis in loans by measurement methodology at December 31, 2019:

(dollars in thousands)	Commercial	Commercial Real Estate	Residential	Consumer	Total
December 31, 2019
Allowance for loan losses:
Individually evaluated for impairment	$7,891	$1,006	$—	$—	$8,897
Collectively evaluated for impairment	14,692	20,582	2,299	7,954	45,527
Loans acquired with deteriorated credit quality	2	—	—	193	195
Total allowance for loan losses	$22,585	$21,588	$2,299	$8,147	$54,619
Loans and leases outstanding:
Individually evaluated for impairment	$41,479	$63,288	$—	$—	$104,767
Collectively evaluated for impairment	2,843,536	5,084,737	2,326,907	1,723,715	11,978,895
Loans acquired with deteriorated credit quality	5,281	18,767	7,382	2,432	33,862
Total loans and leases outstanding	$2,890,296	$5,166,792	$2,334,289	$1,726,147	$12,117,524
The risk category or commercial and commercial real estate loans by class of loans at December 31, 2019 was as follows:

(dollars in thousands)	Commercial	Commercial Real Estate - Construction	Commercial Real Estate - Other
Corporate Credit Exposure Credit Risk Profile by Internally Assigned Grade	December 31, 2019	December 31, 2019	December 31, 2019
Grade:
Pass	$2,702,605	$665,512	$4,191,455
Criticized	84,676	34,651	115,514
Classified - substandard	63,979	—	101,693
Classified - nonaccrual	22,240	12,929	38,822
Classified - doubtful	16,796	—	6,216
Total	$2,890,296	$713,092	$4,453,700
The following table presents the recorded investment in residential and consumer loans based on payment activity at December 31, 2019:

		Consumer
(dollars in thousands)	Residential	Home Equity	Auto	Other
December 31, 2019
Performing	$2,311,670	$555,025	$1,013,760	$147,383
Nonperforming	22,619	3,996	3,527	2,456
Total	$2,334,289	$559,021	$1,017,287	$149,839

The following table shows Old National's impaired loans at December 31, 2019. Only purchased loans that have experienced subsequent impairment since the date acquired (excluding loans acquired with deteriorated credit quality) are included in the table below.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2019
With no related allowance recorded:
Commercial	$23,227	$23,665	$—
Commercial Real Estate - Construction	12,929	12,929	—
Commercial Real Estate - Other	37,674	38,112	—
Residential	1,774	1,794	—
Consumer	403	568	—
With an allowance recorded:
Commercial	18,252	18,305	7,891
Commercial Real Estate - Other	12,685	12,685	1,006
Residential	1,201	1,201	39
Consumer	1,094	1,094	55
Total	$109,239	$110,353	$8,991
The average balance of impaired loans during the three months ended March 31, 2019 are included in the table below.

(dollars in thousands)	Three Months Ended March 31, 2019
Average Recorded Investment
With no related allowance recorded:
Commercial	$23,688
Commercial Real Estate - Construction	5,477
Commercial Real Estate - Other	40,135
Residential	2,289
Consumer	660
With an allowance recorded:
Commercial	11,347
Commercial Real Estate - Construction	8,690
Commercial Real Estate - Other	26,279
Residential	881
Consumer	1,693
Total	$121,139

The following table presents activity in TDRs for the three months ended March 31, 2019:

(dollars in thousands)	Beginning Balance	(Charge-offs)/ Recoveries	(Payments)/ Disbursements	Additions	Ending Balance
Commercial	$10,275	$(7)	$(1,029)	$2,407	$11,646
Commercial Real Estate	27,671	(75)	(1,562)	3,103	29,137
Residential	3,390	—	(143)	—	3,247
Consumer	2,374	(3)	(58)	—	2,313
Total	$43,710	$(85)	$(2,792)	$5,510	$46,343

NOTE 7 – OTHER REAL ESTATE OWNED
Other real estate owned is included in other assets.  The following table presents activity in other real estate owned:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Balance at beginning of period	$2,169	$3,232
Additions	146	394
Sales	(113)	(272)
Impairments	(39)	(75)
Balance at end of period (1)	$2,163	$3,279
(1)Includes repossessed personal property of $0.4 million at March 31, 2020 and $0.4 million at March 31, 2019.
Foreclosed residential real estate property recorded as a result of obtaining physical possession of the property included in the table above totaled $0.5 million at March 31, 2020 and $0.5 million at December 31, 2019.  Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $5.1 million at March 31, 2020 and $3.7 million at December 31, 2019.
NOTE 8 – PREMISES AND EQUIPMENT
The composition of premises and equipment was as follows:

(dollars in thousands)	March 31, 2020	December 31, 2019
Land	$71,451	$79,569
Buildings	360,462	380,925
Furniture, fixtures, and equipment	117,566	112,654
Leasehold improvements	44,371	44,136
Total	593,850	617,284
Accumulated depreciation	(131,486)	(126,359)
Premises and equipment, net	$462,364	$490,925
Depreciation expense was $8.6 million for the three months ended March 31, 2020, compared to $6.4 million for the three months ended March 31, 2019.
Finance Leases
Old National leases certain branch buildings under finance leases that are included in premises and equipment.  See Notes 9 and 15 to the consolidated financial statements for detail regarding these leases.
NOTE 9 – LEASES
Old National has operating and finance leases for land, office space, banking centers, and equipment.  These leases are generally for periods of 10 to 20 years with various renewal options.  We include certain renewal options in the measurement of our right-of-use assets and lease liabilities if they are reasonably certain to be exercised.  Variable lease payments that are dependent on an index or a rate are initially measured using the index or rate at the commencement date and are included in the measurement of the lease liability. Variable lease payments that are not dependent on an index or a rate are excluded from the measurement of the lease liability and are recognized in profit and loss when incurred.  Variable lease payments are defined as payments made for the right to use an asset that vary because of changes in facts or circumstances occurring after the commencement date, other than the passage of time.
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

Old National does not have any material sub-lease agreements.
The components of lease expense were as follows:

	Affected Line Item in the	Three Months Ended March 31,
(dollars in thousands)	Statement of Income	2020	2019
Operating lease cost	occupancy/equipment expense	$9,181	$4,402
Finance lease cost:
Amortization of right-of-use assets	occupancy expense	166	158
Interest on lease liabilities	interest expense	78	81
Short-term lease cost	occupancy expense	1	1
Sub-lease income	occupancy expense	(128)	(179)
Total		$9,298	$4,463
Supplemental balance sheet information related to leases was as follows:

(dollars in thousands)	March 31, 2020	December 31, 2019
Operating Leases
Operating lease right-of-use assets	$86,819	$95,477
Operating lease liabilities	95,830	99,500

Finance Leases
Premises and equipment, net	7,004	7,170
Other borrowings	7,284	7,406

Weighted-Average Remaining Lease Term (in Years)
Operating leases	10.5	10.6
Finance leases	11.0	11.3

Weighted-Average Discount Rate
Operating leases	3.43%	3.45%
Finance leases	4.44%	4.43%
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,193	$4,436
Operating cash flows from finance leases	78	$81
Financing cash flows from finance leases	122	$111

The following table presents a maturity analysis of the Company’s lease liability by lease classification at March 31, 2020:

(dollars in thousands)	Operating Leases	Finance Leases
2020	$12,306	$603
2021	15,492	809
2022	13,695	815
2023	9,078	830
2024	7,840	858
Thereafter	56,858	5,374
Total undiscounted lease payments	115,269	9,289
Amounts representing interest	(19,439)	(2,005)
Lease liability	$95,830	$7,284
Old National leases certain office space and buildings to unrelated parties in exchange for consideration.  All of these tenant leases are classified as operating leases.  The following table presents a maturity analysis of the Company’s tenant leases at March 31, 2020:

(dollars in thousands)	Tenant Leases
2020	$1,832
2021	2,295
2022	1,941
2023	1,536
2024	1,409
Thereafter	2,520
Total undiscounted lease payments	$11,533

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the changes in the carrying amount of goodwill:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Balance at beginning of period	$1,036,994	$1,036,258
Acquisitions and adjustments	—	—
Balance at end of period	$1,036,994	$1,036,258
Old National performed the required annual goodwill impairment test as of August 31, 2019 and there was no impairment.  No events or circumstances since the August 31, 2019 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists. Refer to Note 20, Commitments and Contingencies, for additional information on COVID-19 and its potential impact to Old National.

The gross carrying amount and accumulated amortization of other intangible assets were as follows:

(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
March 31, 2020
Core deposit	$119,051	$(66,488)	$52,563
Customer trust relationships	16,547	(12,781)	3,766
Total intangible assets	$135,598	$(79,269)	$56,329

December 31, 2019
Core deposit	$119,051	$(63,020)	$56,031
Customer trust relationships	16,547	(12,473)	4,074
Total intangible assets	$135,598	$(75,493)	$60,105
Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years.
Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. No impairment charges were recorded during the three months ended March 31, 2020 or 2019.  Total amortization expense associated with intangible assets was $3.8 million for the three months ended March 31, 2020, compared to $4.5 million for the three months ended March 31, 2019.
Estimated amortization expense for future years is as follows:

(dollars in thousands)
2020 remaining	$10,315
2021	11,336
2022	9,014
2023	7,053
2024	5,645
Thereafter	12,966
Total	$56,329

NOTE 11 – LOAN SERVICING RIGHTS
At March 31, 2020, loan servicing rights derived from loans sold with servicing retained totaled $24.1 million, compared to $25.4 million at December 31, 2019.  Loans serviced for others are not reported as assets.  The principal balance of loans serviced for others was $3.467 billion at March 31, 2020, compared to $3.445 billion at December 31, 2019.  Approximately 99.8% of the loans serviced for others at March 31, 2020 were residential mortgage loans.  Custodial escrow balances maintained in connection with serviced loans were $28.4 million at March 31, 2020 and $12.7 million at December 31, 2019.

The following table summarizes the carrying values and activity related to loan servicing rights and the related valuation allowance:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Balance at beginning of period	$25,399	$24,512
Additions	1,731	659
Amortization	(1,555)	(900)
Balance before valuation allowance at end of period	25,575	24,271
Valuation allowance:
Balance at beginning of period	(31)	(15)
(Additions)/recoveries	(1,412)	(2)
Balance at end of period	(1,443)	(17)
Loan servicing rights, net	$24,132	$24,254
At March 31, 2020, the fair value of servicing rights was $24.1 million, which was determined using a discount rate of 9% and a conditional prepayment rate of 16%.  At December 31, 2019, the fair value of servicing rights was $26.5 million, which was determined using a discount rate of 12% and a conditional prepayment rate of 10%.
NOTE 12 – QUALIFIED AFFORDABLE HOUSING PROJECTS AND OTHER TAX CREDIT INVESTMENTS
Old National is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects.  These investments are included in other assets on the balance sheet, with any unfunded commitments included with other liabilities. As of March 31, 2020, Old National expects to recover its remaining investments through the use of the tax credits that are generated by the investments.
The following table summarizes Old National’s investments in qualified affordable housing projects and other tax credit investments:

(dollars in thousands)		March 31, 2020		December 31, 2019
Investment	Accounting Method	Investment	Unfunded Commitment (1)	Investment	Unfunded Commitment
LIHTC	Proportional amortization	$28,909	$3,907	$29,735	$3,911
FHTC	Equity	25,760	22,896	22,403	17,886
Renewable Energy	Equity	7,151	3,669	7,523	4,129
Total		$61,820	$30,472	$59,661	$25,926
(1)All commitments will be paid by Old National by 2027.

The following table summarizes the amortization expense and tax benefit recognized for Old National’s qualified affordable housing projects and other tax credit investments:

(dollars in thousands)	Amortization Expense (1)	Tax Expense (Benefit) Recognized (2)
Three Months Ended March 31, 2020
LIHTC	$776	$(1,019)
FHTC	5,143	(1,356)
Renewable Energy	372	(400)
Total	$6,291	$(2,775)
Three Months Ended March 31, 2019
LIHTC	$792	$(1,042)
Renewable Energy	260	(244)
Total	$1,052	$(1,286)
(1)The amortization expense for the LIHTC investments is included in our income tax expense. The amortization expense for the FHTC and Renewable Energy tax credits is included in noninterest expense.
(2)All of the tax benefits recognized are included in our income tax expense.  The tax benefit recognized for the FHTC and Renewable Energy investments primarily reflects the tax credits generated from the investments and excludes the net tax expense (benefit) of the investments’ income (loss).
NOTE 13 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase are secured borrowings.  Old National pledges investment securities to secure these borrowings. The following table presents securities sold under agreements to repurchase and related weighted-average interest rates:

	At or for the Three Months Ended
(dollars in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Outstanding at period end	$318,067	$327,782	$342,480
Average amount outstanding during the period	329,091	337,786	361,261
Maximum amount outstanding at any month-end during the period	318,067	337,185	367,884
Weighted-average interest rate:
During the period	0.47%	0.55%	0.74%
At period end	0.22%	0.53%	0.79%
The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At March 31, 2020
	Remaining Contractual Maturity of the Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 days	Total
Repurchase Agreements:
U.S. Treasury and agency securities	$318,067	$—	$—	$—	$318,067
Total	$318,067	$—	$—	$—	$318,067
The fair value of securities pledged to secure repurchase agreements may decline.  Old National has pledged securities valued at 121% of the gross outstanding balance of repurchase agreements at March 31, 2020 to manage this risk.

NOTE 14 – FEDERAL HOME LOAN BANK ADVANCES
The following table summarizes Old National Bank’s FHLB advances:

(dollars in thousands)	March 31, 2020	December 31, 2019
FHLB advances (fixed rates 0.31% to 4.96% and variable rates 0.09% to 1.82%) maturing April 2020 to January 2030	$2,100,660	$1,800,664
ASC 815 fair value hedge and other basis adjustments	29,603	22,183
Total other borrowings	$2,130,263	$1,822,847
FHLB advances had weighted-average rates of 1.79%  at March 31, 2020 and 2.19% at December 31, 2019.  Investment securities and residential real estate loans collateralize these borrowings up to 140%  of outstanding debt.
Contractual maturities of FHLB advances at March 31, 2020 were as follows:

(dollars in thousands)
Due in 2020	$125,000
Due in 2021	20,000
Due in 2022	130,500
Due in 2023	160
Due in 2024	375,000
Thereafter	1,450,000
ASC 815 fair value hedge and other basis adjustments	29,603
Total	$2,130,263

NOTE 15 – OTHER BORROWINGS
The following table summarizes Old National’s other borrowings:

(dollars in thousands)	March 31, 2020	December 31, 2019
Old National Bancorp:
Senior unsecured notes (fixed rate 4.125% maturing August 2024)	$175,000	$175,000
Unamortized debt issuance costs related to senior unsecured notes	(676)	(715)
Junior subordinated debentures (variable rates of 2.34% to 5.62%) maturing April 2032 to June 2037	45,093	52,310
Other basis adjustments	(3,082)	(2,833)
Old National Bank:
Finance lease liabilities	7,284	7,406
Subordinated debentures (fixed rate 5.75%)	12,000	12,000
Other	495	517
Total other borrowings	$236,114	$243,685
Contractual maturities of other borrowings at March 31, 2020 were as follows:

(dollars in thousands)
Due in 2020	$376
Due in 2021	524
Due in 2022	553
Due in 2023	591
Due in 2024	175,643
Thereafter	61,690
Unamortized debt issuance costs and other basis adjustments	(3,263)
Total	$236,114

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
Old National, at any time, may redeem the junior subordinated debentures at par and, thereby cause a redemption of the trust preferred securities in whole or in part. In February 2020, Old National redeemed at par $4.1 million of junior subordinated debentures issued in October 2002 by Anchor Bancorp, Inc. (as successor to VFSC, Inc.), which was acquired by Old National in 2017. This subsequently caused the redemption of all of the common and capital (preferred) securities issued by VFSC Capital Trust II by the same amount in aggregate. At the time of redemption, the rate on this floating rate instrument was 5.36%. In March 2020, Old National redeemed at par $3.1 million of junior subordinated debentures issued in April 2004 by Anchor Bancorp, Inc. (as successor to VFSC, Inc.), which was acquired by Old National in 2017. This subsequently caused the redemption of all of the common and capital (preferred) securities issued by VFSC Capital Trust III by the same amount in aggregate. At the time of redemption, the rate on this floating rate instrument was 4.71%.
The following table summarizes the terms of our outstanding junior subordinated debentures:

(dollars in thousands)				Rate at
Name of Trust	Issuance Date	Issuance Amount	Rate	March 31, 2020	Maturity Date
VFSC Capital Trust I	April 2002	$3,093	6-month LIBOR plus 3.70%	5.62%	April 22, 2032
St. Joseph Capital Trust II	March 2005	5,000	3-month LIBOR plus 1.75%	2.59%	March 17, 2035
Anchor Capital Trust III	August 2005	5,000	3-month LIBOR plus 1.55%	3.00%	September 30, 2035
Home Federal Statutory Trust I	September 2006	15,000	3-month LIBOR plus 1.65%	2.39%	September 15, 2036
Monroe Bancorp Capital Trust I	July 2006	3,000	3-month LIBOR plus 1.60%	3.47%	October 7, 2036
Tower Capital Trust 3	December 2006	9,000	3-month LIBOR plus 1.69%	3.27%	March 1, 2037
Monroe Bancorp Statutory Trust II	March 2007	5,000	3-month LIBOR plus 1.60%	2.34%	June 15, 2037
Total		$45,093
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
Finance Lease Liabilities
Old National has long-term finance lease liabilities for certain banking centers totaling $7.3 million.  The economic substance of these leases is that Old National is financing the acquisition of the building through the lease and accordingly, the building is recorded as a right-of-use asset in premises and equipment and the lease is recorded as a liability in other borrowings.  The right-of-use assets and lease liabilities are initially measured at the present value of the lease payments over the lease term using Old National’s incremental borrowing rate based on the information available at the commencement date of the lease.  See Note 9 to the consolidated financial statements for a maturity analysis of the Company’s finance lease liabilities.

NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes within each classification of AOCI, net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sale Debt Securities	Unrealized Gains and Losses on Held-to- Maturity Securities	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Total
Three Months Ended March 31, 2020
Balance at beginning of period	$56,131	$—	$240	$(164)	$56,207
Other comprehensive income (loss) before reclassifications	80,369	—	5,886	—	86,255
Amounts reclassified from AOCI to income (1)	(4,000)	—	(325)	20	(4,305)
Balance at end of period	$132,500	$—	$5,801	$(144)	$138,157

Three Months Ended March 31, 2019
Balance at beginning of period	$(37,348)	$(8,515)	$1,099	$(186)	$(44,950)
Other comprehensive income (loss) before reclassifications	47,711	—	(296)	—	47,415
Amounts reclassified from AOCI to income (1)	79	351	(290)	15	155
Balance at end of period	$10,442	$(8,164)	$513	$(171)	$2,620
(1)See tables below for details about reclassifications to income.
The following table summarizes the significant amounts reclassified out of each component of AOCI:

Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement of Income
	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Unrealized gains and losses on available-for-sale debt securities	$5,174	$(103)	Debt securities gains (losses), net
	(1,174)	24	Income tax (expense) benefit
	$4,000	$(79)	Net income
Unrealized gains and losses on held-to-maturity securities	$—	$(457)	Interest income (expense)
	—	106	Income tax (expense) benefit
	$—	$(351)	Net income
Gains and losses on cash flow hedges Interest rate contracts	$431	$385	Interest income (expense)
	(106)	(95)	Income tax (expense) benefit
	$325	$290	Net income
Amortization of defined benefit pension items
Actuarial gains (losses)	$(27)	$(20)	Salaries and employee benefits
	7	5	Income tax (expense) benefit
	$(20)	$(15)	Net income

Total reclassifications for the period	$4,305	$(155)	Net income

NOTE 17 – SHARE-BASED COMPENSATION
At March 31, 2020, Old National had 3.2 million shares remaining available for issuance under the Company’s Amended and Restated 2008 Incentive Compensation Plan.  The granting of awards to key employees is typically in the form of restricted stock awards or units.
Restricted Stock Awards
Old National granted 121 thousand time-based restricted stock awards to certain key officers during the three months ended March 31, 2020, with shares vesting generally over a 36 month period.  Compensation expense is recognized on a straight-line basis over the vesting period.  Shares are subject to certain restrictions and risk of forfeiture by the participants.  At March 31, 2020, unrecognized compensation expense was estimated to be $5.4 million for unvested restricted stock awards.  The cost is expected to be recognized over a weighted-average period of 2.2 years.
Old National recorded share-based compensation expense, net of tax, related to restricted stock awards of $0.7 million during the three months ended March 31, 2020, compared to $0.6 million during the three months ended March 31, 2019.
Restricted Stock Units
Old National granted 210 thousand shares of performance based restricted stock units to certain key officers during the three months ended March 31, 2020, with shares vesting at the end of a 36 month period based on the achievement of certain targets.  For certain awards, the level of performance could increase or decrease the number of shares earned.  Compensation expense is recognized on a straight-line basis over the vesting period.  Shares are subject to certain restrictions and risk of forfeiture by the participants.  At March 31, 2020, unrecognized compensation expense was estimated to be $5.9 million.  The cost is expected to be recognized over a weighted-average period of 2.2 years.
Old National recorded share-based compensation expense, net of tax, related to restricted stock units of $1.4 million during the three months ended March 31, 2020, compared to $0.8 million during the three months ended March 31, 2019.
Stock Options
Old National has not granted stock options since 2009. However, Old National did acquire stock options and stock appreciation rights through prior year acquisitions. Old National recorded no incremental expense associated with the conversion of these options and stock appreciation rights. At March 31, 2020, 50 thousand stock appreciation rights remained outstanding.

NOTE 18 – INCOME TAXES
Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statements of income:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Provision at statutory rate of 21%	$5,372	$14,570
Tax-exempt income:
Tax-exempt interest	(2,632)	(2,531)
Section 291/265 interest disallowance	73	111
Company-owned life insurance income	(647)	(669)
Tax-exempt income	(3,206)	(3,089)
State income taxes	(8)	1,999
Interim period effective rate adjustment	3,267	688
Tax credit investments - federal	(1,902)	(420)
Other, net	(584)	(644)
Income tax expense	$2,939	$13,104
Effective tax rate	11.5%	18.9%
In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at March 31, 2020 and 2019 based on the current estimate of the effective annual rate.
The lower effective tax rate during the three months ended March 31, 2020 when compared to the three months ended March 31, 2019 is primarily the result of an increase in federal tax credits available.
Unrecognized Tax Benefits
Old National has an immaterial amount of unrecognized tax benefits.  Old National is currently under audit by the Internal Revenue Service.  Old National expects the total amount of unrecognized tax benefits to be reduced to zero after the audit is finalized.

Net Deferred Tax Assets
Significant components of net deferred tax assets (liabilities) were as follows:

(dollars in thousands)	March 31, 2020	December 31, 2019
Deferred Tax Assets
Allowance for loan losses, net of recapture	$28,603	$14,179
Benefit plan accruals	13,268	19,673
Alternative minimum tax credit	1,272	1,272
Net operating loss carryforwards	21,575	25,336
Federal tax credits	3,238	—
Deferred gain on securities	3,339	3,754
Acquired loans	15,341	16,784
Operating lease liabilities	25,591	26,503
Tax credit investments and other partnerships	2,808	1,765
Other real estate owned	143	141
Other, net	790	591
Total deferred tax assets	115,968	109,998
Deferred Tax Liabilities
Purchase accounting	(18,187)	(17,564)
Loan servicing rights	(5,989)	(6,289)
Premises and equipment	(8,139)	(12,167)
Prepaid expenses	(973)	(973)
Operating lease right-of-use assets	(23,285)	(25,448)
Unrealized gains on available-for-sale investment securities	(38,162)	(15,751)
Unrealized gains on hedges	(1,889)	(78)
Other, net	(1,768)	(2,023)
Total deferred tax liabilities	(98,392)	(80,293)
Net deferred tax assets	$17,576	$29,705
Through the acquisition of Anchor (WI) in the second quarter of 2016 and Lafayette Savings Bank in the fourth quarter of 2014, both former thrifts, Old National Bank’s retained earnings at March 31, 2020 include base-year bad debt reserves, created for tax purposes prior to 1988, totaling $52.8 million.  Of this total, $50.9 million was acquired from Anchor (WI), and $1.9 million was acquired from Lafayette Savings Bank.  Base-year reserves are subject to recapture in the unlikely event that Old National Bank (1) makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes, (2) redeems its stock, or (3) liquidates.  Old National Bank has no intention of making such a nondividend distribution.  Accordingly, under current accounting principles, a related deferred income tax liability of $13.0 million has not been recognized.
No valuation allowance was recorded at March 31, 2020 or December 31, 2019 because, based on current expectations, Old National believes it will generate sufficient income in future years to realize deferred tax assets.  Old National has federal net operating loss carryforwards totaling $60.1 million at March 31, 2020 and $78.5 million at December 31, 2019.  This federal net operating loss was acquired from the acquisition of Anchor (WI) in 2016.  If not used, the federal net operating loss carryforwards will expire from 2029 to 2033.  Old National has alternative minimum tax credit carryforwards subject to section 382 limitations and included in net deferred tax assets totaling $1.3 million at March 31, 2020 and $1.3 million at December 31, 2019.  The enactment of H.R. 1 eliminated the parallel tax system known as the alternative minimum tax and allowed any existing alternative minimum tax credits to be used to reduce regular tax or be refunded from 2018 to 2021. Old National has recorded state net operating loss carryforwards totaling $150.3 million at March 31, 2020 and $148.4 million at December 31, 2019.  If not used, the state net operating loss carryforwards will expire from 2024 to 2035.  Old National had federal tax credit carryforwards of $3.2 million at March 31, 2020.
The federal and recorded state net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code section 382.  Old National believes that all of the recorded net operating loss carryforwards will be used prior to expiration.

NOTE 19 – DERIVATIVE FINANCIAL INSTRUMENTS
As part of our overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, collars, caps, and floors.  The notional amount does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual agreements.  The notional amount of these derivative instruments was $905.5 million at March 31, 2020 and $665.5 million at December 31, 2019.  These derivative financial instruments at March 31, 2020 consisted of $380.5 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its FHLB advances, $125.0 million notional amount of pay-fixed, receive-variable interest rate swaps on certain of its FHLB advances, and $400.0 million notional amount interest rate collars and floors related to variable-rate commercial loan pools.  Derivative financial instruments at December 31, 2019 consisted of $130.5 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its FHLB advances, $25.0 million notional amount of pay-fixed, receive-variable interest rate swaps on certain of its FHLB advances, and $510.0 million notional amount interest rate collars and floors related to variable-rate commercial loan pools. These hedges were entered into to manage interest rate risk. Derivative instruments are recognized on the balance sheet at their fair value and are not reported on a net basis.
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
Commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives.  These derivative contracts do not qualify for hedge accounting.  At March 31, 2020, the notional amount of the interest rate lock commitments was $371.6 million and forward commitments were $388.8 million.  At December 31, 2019, the notional amount of the interest rate lock commitments was $65.7 million and forward commitments were $101.6 million. It is our practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans.
Old National also enters into derivative instruments for the benefit of its customers.  The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $1.380 billion at March 31, 2020.  The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $1.298 billion at December 31, 2019.  These derivative contracts do not qualify for hedge accounting.  These instruments include interest rate swaps, caps, and collars.  Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.
Old National enters into derivative financial instruments as part of its foreign currency risk management strategies.  These derivative instruments consist of foreign currency forward contracts to accommodate the business needs of its customers.  Old National does not designate these foreign currency forward contracts for hedge accounting treatment.  The notional amounts of these foreign currency forward contracts and the offsetting counterparty derivative instruments were $5.3 million at March 31, 2020 and $8.2 million at December 31, 2019.
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
Amounts reported in AOCI related to cash flow hedges will be reclassified to interest income or interest expense as interest payments are received or paid on Old National’s derivative instruments.  During the next 12 months, we estimate that $6.7 million will be reclassified to interest income and $0.9 million will be reclassified to interest expense.
The following table summarizes the fair value of derivative financial instruments utilized by Old National:

(dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
March 31, 2020
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$21,630	Other liabilities	$1,443
Total derivatives designated as hedging instruments		$21,630		$1,443
Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other assets	$114,839	Other liabilities	$26,630
Mortgage contracts	Other assets	13,081	Other liabilities	6,913
Foreign currency contracts	Other assets	323	Other liabilities	233
Total derivatives not designated as hedging instruments		$128,243		$33,776
Total		$149,873		$35,219

December 31, 2019
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$7,157	Other liabilities	$1,046
Total derivatives designated as hedging instruments		$7,157		$1,046
Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other assets	$42,224	Other liabilities	$10,883
Mortgage contracts	Other assets	1,702	Other liabilities	354
Foreign currency contracts	Other assets	218	Other liabilities	110
Total derivatives not designated as hedging instruments		$44,144		$11,347
Total		$51,301		$12,393
(1)The fair values of counterparty interest rate swaps are zero due to the settlement of centrally-cleared variation margin rules.  The net adjustment was $88.9 million as of March 31, 2020 and $31.6 million as of December 31, 2019.
Summary information about the interest rate swaps designated as fair value hedges is as follows:

(dollars in thousands)	March 31, 2020	December 31, 2019
Notional amounts	$380,500	$130,500
Weighted average pay rates	0.33%	1.82%
Weighted average receive rates	1.33%	2.20%
Weighted average maturity (in years)	2.9	2.8
Fair value of swaps	$10,797	$1,555

The effect of derivative instruments in fair value hedging relationships on the consolidated statements of income were as follows:

(dollars in thousands)	Location of Gain or (Loss) Recognized in in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Hedged Items in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in in Income on Related Hedged Item	Gain (Loss) Recognized in Income on Related Hedged Items
Derivatives in Fair Value Hedging Relationships
Three Months Ended March 31, 2020
Interest rate contracts	Interest income/(expense)	$9,241	Fixed-rate debt	Interest income/(expense)	$(9,228)
Three Months Ended March 31, 2019
Interest rate contracts	Interest income/(expense)	$6,552	Fixed-rate debt	Interest income/(expense)	$(6,548)
Summary information about the interest rate swaps designated as cash flow hedges is as follows:

(dollars in thousands)	March 31, 2020	December 31, 2019
Notional amounts	$125,000	$25,000
Weighted average pay rates	1.11%	3.52%
Weighted average receive rates	1.46%	1.93%
Weighted average maturity (in years)	1.8	2.1
Unrealized gains (losses)	$(1,443)	$(954)
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

(dollars in thousands)	March 31, 2020	December 31, 2019
Notional amounts	$300,000	$300,000
Weighted average cap rates	3.21%	3.21%
Weighted average floor rates	2.21%	2.21%
Weighted average rates	1.25%	1.70%
Weighted average maturity (in years)	1.6	1.9
Unrealized gains (losses)	$9,214	$3,691
Old National has designated its interest rate floor transactions as cash flow hedges.  The structure of these instruments is such that Old National receives an incremental amount if the index falls below the floor strike rate. No payments are required if the index remains above the floor strike rate. Summary information about the interest rate floor transactions designated as cash flow hedges is as follows:

(dollars in thousands)	March 31, 2020
Notional amounts	$100,000
Weighted average floor strike rate	0.75%
Weighted average rates	0.99%
Weighted average maturity (in years)	3.0
Unrealized gains (losses)	$1,619

The structure of Old National's interest rate floor spread transactions at December 31, 2019 was such that Old National received an incremental amount if the index fell below the purchased floor strike rate.  Old National paid an incremental amount if the index fell below the sold floor rate.  Floor corridor protection was limited to the spread between the purchased floor strike rate and the sold floor rate.  No payments were required if the index remained above the purchased floor strike rate.  Old National terminated these interest rate floor spread transactions during the first quarter of 2020. Summary information about the floor spread transactions designated as cash flow hedges at December 31, 2019 was as follows:

(dollars in thousands)	December 31, 2019
Notional amounts	$210,000
Weighted average purchased floor strike rate	2.00%
Weighted average sold floor rate	1.00%
Weighted average rate	1.70%
Weighted average maturity (in years)	2.1
Unrealized gains (losses)	$1,820
The effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income were as follows:

		Three Months Ended March 31,		Three Months Ended March 31,
(dollars in thousands)		2020	2019	2020	2019
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	Interest income/(expense)	$7,803	$(392)	$431	$385
The effect of derivatives not designated as hedging instruments on the consolidated statements of income were as follows:

		Three Months Ended March 31,
(dollars in thousands)		2020	2019
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Other income/(expense)	$(466)	$(37)
Mortgage contracts	Mortgage banking revenue	4,820	1,022
Foreign currency contracts	Other income/(expense)	(19)	3
Total		$4,335	$988
(1)Includes the valuation differences between the customer and offsetting swaps.

NOTE 20 – COMMITMENTS AND CONTINGENCIES
COVID-19
In December 2019, a novel strain of coronavirus, COVID-19, was reported in Wuhan, China. The COVID-19 virus continues to aggressively spread globally and has spread to over 185 countries, including all 50 states in the United States. A prolonged COVID-19 outbreak, or any other epidemic that harms the global economy, U.S. economy, or the economies in which we operate could adversely affect our operations. While the spread of the COVID-19 virus has minimally impacted our operations as of March 31, 2020, it has caused significant economic disruption throughout the United States as state and local governments issued “shelter at home” orders along with the closing of non-essential businesses. The potential financial impact is unknown at this time. However, if these actions are sustained, it may adversely impact several industries within our geographic footprint and impair the ability of Old National's customers to fulfill their contractual obligations to the Company. This could cause Old National to experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of valuation impairments on Old National's intangible assets, investments, loans, loan servicing rights, deferred tax assets, or counter-party risk derivatives.

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
Credit-Related Financial Instruments
In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $2.898 billion and standby letters of credit of $82.4 million at March 31, 2020.  At March 31, 2020, approximately $2.621 billion of the loan commitments had fixed rates and $277.0 million had floating rates, with the floating interest rates ranging from 0% to 13%.  At December 31, 2019, loan commitments totaled $2.779 billion and standby letters of credit totaled $87.8 million.  These commitments are not reflected in the consolidated financial statements.  The allowance for unfunded loan commitments totaled $9.0 million at March 31, 2020 and $2.7 million at December 31, 2019. The increase in allowance for unfunded loan commitments at March 31, 2020 included a cumulative-effect adjustment of $4.5 million due to the adoption of ASC 326. See Note 2 for additional information about CECL for unfunded loan commitments.
Old National had credit extensions with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients totaling $8.7 million at March 31, 2020 and December 31, 2019.  Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $7.7 million at March 31, 2020 and December 31, 2019.  Old National did not provide collateral for the remaining credit extensions.
Visa Class B Restricted Shares
In 2008, Old National received Visa Class B restricted shares as part of Visa’s initial public offering.  These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares.  This conversion will not occur until the final settlement of certain litigation for which Visa is indemnified by the holders of Visa’s Class B shares, including Old National.  Visa funded an escrow account from its initial public offering to settle these litigation claims.  Increases in litigation claims requiring Visa to fund the escrow account due to insufficient funds will result in a reduction of the conversion ratio of each Visa Class B share to unrestricted Class A shares.  As of March 31, 2020, the conversion ratio was 1.6228.  Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation, the 65,466 Class B shares that Old National owns at March 31, 2020 are carried at a zero cost basis and are included in other assets with our equity securities that have no readily determinable fair value.
NOTE 21 – FINANCIAL GUARANTEES
Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires Old National to record the instruments at fair value.  Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties.  Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract.  Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies.  The term of these standby letters of credit is typically one year or less.  At March 31, 2020, the notional amount of standby letters of credit was $82.4 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.5 million.  At December 31, 2019, the notional amount of standby letters of credit was $87.8 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.6 million.
Old National is a party in risk participation transactions of interest rate swaps, which had total notional amount of $50.1 million at March 31, 2020.
NOTE 22 – SEGMENT INFORMATION
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
NOTE 23 – FAIR VALUE
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  There are three levels of inputs that may be used to measure fair values:
•Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
•Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
•Level 3 – Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at March 31, 2020 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$6,870	$6,870	$—	$—
Investment securities available-for-sale:
U.S. Treasury	11,733	11,733	—	—
U.S. government-sponsored entities and agencies	519,171	—	519,171	—
Mortgage-backed securities - Agency	3,210,000	—	3,210,000	—
States and political subdivisions	1,302,395	—	1,302,395	—
Pooled trust preferred securities	7,422	—	—	7,422
Other securities	309,304	31,670	277,634	—
Residential loans held for sale	54,209	—	54,209	—
Derivative assets	149,873	—	149,873	—
Financial Liabilities
Derivative liabilities	35,219	—	35,219	—

		Fair Value Measurements at December 31, 2019 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$6,842	$6,842	$—	$—
Investment securities available-for-sale:
U.S. Treasury	17,682	17,682	—	—
U.S. government-sponsored entities and agencies	592,984	—	592,984	—
Mortgage-backed securities - Agency	3,183,861	—	3,183,861	—
States and political subdivisions	1,275,643	—	1,275,603	40
Pooled trust preferred securities	8,222	—	—	8,222
Other securities	306,699	31,169	275,530	—
Residential loans held for sale	46,898	—	46,898	—
Derivative assets	51,301	—	51,301	—
Financial Liabilities
Derivative liabilities	12,393	—	12,393	—
The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(dollars in thousands)	Pooled Trust Preferred Securities	States and Political Subdivisions
Three Months Ended March 31, 2020
Balance at beginning of period	$8,222	$40
Accretion of discount	4	—
Sales/payments received	(17)	(40)
Decrease in fair value of securities	(787)	—
Balance at end of period	$7,422	$—

Three Months Ended March 31, 2019
Balance at beginning of period	$8,495	$4,108
Accretion of discount	4	—
Sales/payments received	(15)	(35)
Decrease in fair value of securities	(361)	—
Transfers out of Level 3	—	(4,033)
Balance at end of period	$8,123	$40
The accretion of discounts on securities in the table above is included in interest income.  The decrease in the fair value of securities in the table above is included in the unrealized holding gains (losses) for the period in the statement of other comprehensive income. A decrease in fair value is reflected in the balance sheet as a decrease in the fair value of investment securities available-for-sale, a decrease in accumulated other comprehensive income, which is included in shareholders’ equity, and an increase in other assets related to the tax impact.  During the three months ended March 31, 2019, Old National received third party pricing on a $4.0 million state and political subdivisions security and transferred it out of Level 3.

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average) (4)
March 31, 2020
Pooled trust preferred securities	$7,422	Discounted cash flow	Constant prepayment rate (1)	0.00%
			Additional asset defaults (2)	6.1% - 9.1% (7.1%)
			Expected asset recoveries (3)	0.0% - 18.6% (5.8%)
December 31, 2019
Pooled trust preferred securities	$8,222	Discounted cash flow	Constant prepayment rate (1)	0.00%
			Additional asset defaults (2)	6.2% - 8.0% (6.8%)
			Expected asset recoveries (3)	0.0% - 19.1% (6.0%)
State and political subdivisions	40	Discounted cash flow	No observable inputs	N/A
			Local municipality issuance
			Old National owns 100%
			Carried at par
(1)Assuming no prepayments.
(2)Each currently performing pool asset is assigned a default probability based on the banking environment, which is adjusted for specific issuer evaluation, of 0%, 50%, or 100%.
(3)Each currently defaulted pool asset is assigned a recovery probability based on specific issuer evaluation of 0%, 25%, or 100%.
(4)Unobservable inputs are weighted by the estimated number of defaults and current performing collateral of the instruments.
Significant changes in any of the unobservable inputs used in the fair value measurement in isolation would have resulted in a significant change to the fair value measurement.  The pooled trust preferred securities Old National owns are subordinate note classes that rely on an ongoing cash flow stream to support their values.  The senior note classes receive the benefit of prepayments to the detriment of subordinate note classes since the ongoing interest cash flow stream is reduced by the early redemption.  Generally, a change in prepayment rates or additional pool asset defaults would have an impact that is directionally opposite from a change in the expected recovery of a defaulted pool asset.
Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2020 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Impaired Loans:
Commercial loans	$11,374	$—	$—	$11,374
Commercial real estate loans	27,570	—	—	27,570
Foreclosed Assets:
Commercial	214	—	—	214
Loan servicing rights	23,927	—	23,927	—
Impaired commercial and commercial real estate loans that are deemed collateral dependent are valued based on the fair value of the underlying collateral.  These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral.  These impaired commercial and commercial real estate loans had a principal amount of $49.5 million, with a valuation allowance of $10.6 million at March 31, 2020.  Old National recorded provision expense associated with these loans totaling $6.8 million for the three months ended March 31, 2020.  Old National recorded provision expense associated with impaired commercial and commercial real estate loans that were deemed collateral dependent totaling $1.2 million for the three months ended March 31, 2019.
Other real estate owned and other repossessed property is measured at fair value less costs to sell on a non-recurring basis and had a net carrying amount of $0.2 million at March 31, 2020. There were write-downs of other real estate owned of $11 thousand for the three months ended March 31, 2020. Old National did not record any write-downs for the three months ended March 31, 2019.

Loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount.  If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value.  Fair value is determined at a tranche level, based on market prices for comparable mortgage servicing contracts when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model utilizes a discount rate, weighted average prepayment speed, and other economic factors that market participants would use in estimating future net servicing income and that can be validated against available market data (Level 2).  The valuation allowance for loan servicing rights with impairments at March 31, 2020 totaled $1.4 million.  Old National recorded impairments associated with these loan servicing rights totaling $1.4 million during the three months ended March 31, 2020 and impairments of $2 thousand for the three months ended March 31, 2019.
Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2019 Using
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
At December 31, 2019, impaired commercial and commercial real estate loans had a principal amount of $30.9 million, with a valuation allowance of $8.9 million.
Other real estate owned and other repossessed property had a net carrying amount of $43 thousand at December 31, 2019.
The valuation allowance for loan servicing rights with impairments at December 31, 2019 totaled $31 thousand.

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average) (3)
March 31, 2020
Collateral Dependent Impaired Loans
Commercial loans	$11,374	Fair value of	Discount for type of property,	0% - 80% (42%)
		collateral	age of appraisal, and current status
Commercial real estate loans (1)	27,570	Fair value of	Discount for type of property,	0%
		collateral	age of appraisal, and current status
Foreclosed Assets
Commercial real estate (1)	214	Fair value of	Discount for type of property,	5%
		collateral	age of appraisal, and current status
December 31, 2019
Collateral Dependent Impaired Loans
Commercial loans	$10,361	Fair value of	Discount for type of property,	0% - 50% (13%)
		collateral	age of appraisal, and current status
Commercial real estate loans (2)	11,610	Fair value of	Discount for type of property,	45%
		collateral	age of appraisal, and current status
Foreclosed Assets
Commercial real estate (2)	21	Fair value of	Discount for type of property,	43%
		collateral	age of appraisal, and current status
Residential (2)	22	Fair value of	Discount for type of property,	21%
		collateral	age of appraisal, and current status
(1)There were no commercial real estate loans large enough to require a discount and there was only one foreclosed commercial real estate asset at March 31, 2020, so no range or weighted average is reported.
(2)There was only one collateral dependent impaired commercial real estate loan, one foreclosed commercial real estate asset, and one foreclosed residential asset at December 31, 2019, so no range or weighted average is reported.
(3)Unobservable inputs were weighted by the relative fair value of the instruments.
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
Residential loans held for sale
Old National has elected the fair value option for residential loans held for sale.  For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status).  None of these loans are 90 days or more past due, nor are any on nonaccrual status.  Included in the income statement is interest income for loans held for sale totaling $0.4 million for the three months ended March 31, 2020 and $0.2 million for the three months ended March 31, 2019.
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

The difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was as follows:

(dollars in thousands)	Aggregate Fair Value	Difference	Contractual Principal
March 31, 2020
Residential loans held for sale	$54,209	$2,952	$51,257
December 31, 2019
Residential loans held for sale	$46,898	$1,529	$45,369
Accrued interest at period end is included in the fair value of the instruments.
The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value:

(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Three Months Ended March 31, 2020
Residential loans held for sale	$1,421	$2	$—	$1,423
Three Months Ended March 31, 2019
Residential loans held for sale	$90	$5	$—	$95
The carrying amounts and estimated fair values of financial instruments not carried at fair value were as follows:

		Fair Value Measurements at March 31, 2020 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$343,177	$343,177	$—	$—
Loans, net:
Commercial	3,012,704	—	—	2,984,123
Commercial real estate	5,226,694	—	—	5,184,989
Residential real estate	2,318,214	—	—	2,334,673
Consumer credit	1,720,620	—	—	1,718,474
Accrued interest receivable	77,810	41	23,744	54,025

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$4,058,559	$4,058,559	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	8,705,109	8,705,109	—	—
Time deposits	1,541,694	—	1,563,286	—
Federal funds purchased and interbank borrowings	560,770	560,770	—	—
Securities sold under agreements to repurchase	318,067	318,067	—	—
FHLB advances	2,130,263	—	2,279,323	—
Other borrowings	236,114	—	242,995	—
Accrued interest payable	6,113	—	6,113	—
Standby letters of credit	459	—	—	459

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$15,647

		Fair Value Measurements at December 31, 2019 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$276,337	$276,337	$—	$—
Loans, net:
Commercial	2,867,711	—	—	2,831,298
Commercial real estate	5,145,204	—	—	5,130,848
Residential real estate	2,331,990	—	—	2,357,341
Consumer credit	1,718,000	—	—	1,676,253
Accrued interest receivable	85,123	15	28,185	56,923

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$4,042,286	$4,042,286	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	8,828,881	8,828,881	—	—
Time deposits	1,682,230	—	1,692,569	—
Federal funds purchased and interbank borrowings	350,414	350,414	—	—
Securities sold under agreements to repurchase	327,782	327,782	—	—
FHLB advances	1,822,847	—	1,875,089	—
Other borrowings	243,685	—	254,519	—
Accrued interest payable	8,272	—	8,272	—
Standby letters of credit	573	—	—	573

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$4,302
The methods utilized to measure the fair value of financial instruments at March 31, 2020 and December 31, 2019 represent an approximation of exit price, however, an actual exit price may differ.
NOTE 24 – REVENUE FROM CONTRACTS WITH CUSTOMERS
Old National’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income.  The consolidated statements of income include all categories of noninterest income.  The following table reflects only the categories of noninterest income that are within the scope of Topic 606:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Wealth management fees	$8,884	$8,535
Service charges on deposit accounts	10,077	10,826
Debit card and ATM fees	4,998	5,503
Investment product fees	5,874	5,271
Other income:
Merchant processing fees	804	707
Gain (loss) on other real estate owned	(56)	40
Safe deposit box fees	310	411
Insurance premiums and commissions	116	200
Total	$31,007	$31,493
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is an analysis of our results of operations for the three months ended March 31, 2020 and 2019, and financial condition as of March 31, 2020, compared to December 31, 2019.  This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes.  This discussion contains forward-looking statements concerning our business that are based on estimates and involves certain risks and uncertainties.  Therefore, future results could differ significantly from our current expectations and the related forward-looking statements.

FINANCIAL HIGHLIGHTS
The following table sets forth certain financial highlights of Old National:

	Three Months Ended
(dollars and shares in thousands, except per share data)	March 31, 2020	December 31, 2019	March 31, 2019
Income Statement:
Net interest income	$143,771	$148,899	$147,048
Taxable equivalent adjustment (1)	3,323	3,282	3,198
Net interest income - tax equivalent basis	147,094	152,181	150,246
Provision for loan losses (4)	16,950	1,264	1,043
Noninterest income	57,502	47,726	46,416
Noninterest expense	158,744	134,743	123,041
Net income	22,640	49,185	56,276
Common Share Data:
Weighted average diluted shares	168,404	170,186	175,368
Net income (diluted)	$0.13	$0.29	$0.32
Cash dividends	0.14	0.13	0.13
Common dividend payout ratio (2)	108%	45%	41%
Book value	$17.10	$16.82	$15.82
Stock price	13.19	18.29	16.40
Tangible common book value (3)	10.48	10.35	9.44
Performance Ratios:
Return on average assets	0.44%	0.97%	1.14%
Return on average common equity	3.20	6.94	8.29
Return on tangible common equity (3)	5.89	11.89	14.52
Return on average tangible common equity (3)	5.86	12.03	14.88
Net interest margin (3)	3.31	3.46	3.51
Efficiency ratio (3)	77.71	65.57	60.26
Net charge-offs (recoveries) to average loans	0.21	0.12	0.03
Allowance for loan losses to ending loans (4)	0.86	0.45	0.46
Non-performing loans to ending loans	1.16	1.19	1.41
Balance Sheet:
Total loans	$12,384,612	$12,117,524	$12,068,977
Total assets	20,741,141	20,411,667	20,084,420
Total deposits	14,305,362	14,553,397	14,429,270
Total borrowed funds	3,245,214	2,744,728	2,639,038
Total shareholders' equity	2,823,435	2,852,453	2,751,872
Nonfinancial Data:
Full-time equivalent employees	2,736	2,709	2,908
Banking centers	192	192	193
(1)Calculated using the federal statutory tax rate in effect of 21% for all periods.
(2)Cash dividends per share divided by net income per share (basic).
(3)Represents a non-GAAP financial measure.  Refer to the "Non-GAAP Financial Measures" section for reconciliations to GAAP financial measures.
(4)Beginning January 1, 2020, calculation is based on current expected loss methodology. Prior to January 1, 2020, calculation is based on incurred loss methodology.
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

The following table presents GAAP to non-GAAP reconciliations.

	(dollars and shares in thousands,	Three Months Ended March 31,
	except per share data)	2020	2019
	Tangible common book value:
	Shareholders' equity (GAAP)	$2,823,435	$2,751,872
Deduct:	Goodwill	1,036,994	1,036,258
	Intangible assets	56,329	72,544
	Tangible shareholders' equity (non-GAAP)	$1,730,112	$1,643,070
	Period end common shares	165,109	173,979
	Tangible common book value	10.48	9.44

	Return on tangible common equity:
	Net income (GAAP)	$22,640	$56,276
	Add: Intangible amortization (net of tax)	2,849	3,373
	Tangible net income (non-GAAP)	$25,489	$59,649
	Tangible shareholders' equity (non-GAAP) (see above)	$1,730,112	$1,643,070
	Return on tangible common equity	5.89%	14.52%

	Return on average tangible common equity:
	Tangible net income (non-GAAP) (see above)	$25,489	$59,649
	Average shareholders' equity (GAAP)	$2,833,523	$2,714,186
Deduct:	Average goodwill	1,036,994	1,036,258
	Average intangible assets	58,127	74,849
	Average tangible shareholders' equity (non-GAAP)	$1,738,402	$1,603,079
	Return on average tangible common equity	5.86%	14.88%

	Net interest margin:
	Net interest income (GAAP)	$143,771	$147,048
	Taxable equivalent adjustment	3,323	3,198
	Net interest income - taxable equivalent basis (non-GAAP)	$147,094	$150,246
	Average earning assets	$17,774,030	$17,143,574
	Net interest margin	3.31%	3.51%

	Efficiency ratio:
	Noninterest expense (GAAP)	$158,744	$123,041
	Deduct: Intangible amortization expense	3,776	4,472
	Adjusted noninterest expense (non-GAAP)	$154,968	$118,569
	Net interest income - taxable equivalent basis (non-GAAP) (see above)	$147,094	$150,246
	Noninterest income	57,502	46,416
	Deduct: Debt securities gains (losses), net	5,174	(103)
	Adjusted total revenue (non-GAAP)	$199,422	$196,765
	Efficiency ratio	77.71%	60.26%
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

EXECUTIVE SUMMARY
In December 2019, a novel strain of coronavirus, COVID-19, was reported in Wuhan, China. The COVID-19 virus continues to aggressively spread globally and has spread to over 185 countries, including all 50 states in the United States. A prolonged COVID-19 outbreak, or any other epidemic that harms the global economy, U.S. economy, or the economies in which we operate could adversely affect our operations. While the spread of the COVID-19 virus has minimally impacted our operations as of March 31, 2020, we may experience temporary closures of our offices and/or suspension of certain services until it is safe to open and return to work. The ultimate effect of COVID-19 on the Company's business will depend on numerous factors and future developments that are highly uncertain and cannot be predicted with confidence. At this time, it is unknown how long the COVID-19 pandemic will last, or when restrictions on individuals and businesses will be lifted and businesses and their employees will be able to resume normal activities. Further, additional information may emerge regarding the severity of COVID-19 and additional actions may be taken by federal, state, and local governments to contain COVID-19 or treat its impact. Changes in the behavior of customers, businesses, and their employees as a result of the COVID-19 pandemic, including social distancing practices, even after formal restrictions have been lifted, are also unknown. As a result of the COVID-19 pandemic and the actions taken to contain it or reduce its impact, the Company may experience changes in the value of collateral securing outstanding loans, reductions in the credit quality of borrowers, and the inability of borrowers to repay loans in accordance with their terms. These and similar factors and events may have substantial negative effects on the business, financial condition, and results of operations of the Company and its customers.
Our response to COVID-19 is focused on consumers, small business and commercial clients, team members, and communities. Among the many items we are doing, Old National has committed $1.2 million to COVID-19 relief efforts, as well as approving loan payment extensions, waiving or refunding certain banking fees, and assisting clients with the Paycheck Protection Program. We have adjusted our branch hours, decreased lobby usage, and enabled team members to work remotely. Despite this challenging environment, Old National is still open for business. We continue to lend to qualified businesses for working capital and general business purposes.
We adopted CECL on January 1, 2020 which increased our existing allowance by $41.3 million. Our acquired loan portfolio represents approximately $27.1 million, or 66%, of this increase, with the remaining $14.2 million, or 34%, related to our legacy loan portfolio. This increase was booked as a cumulative effect adjustment to equity and did not flow through the income statement. During the quarter, we recorded a provision expense for loan losses of $17.0 million. This provision expense factored in an estimated future impact for the COVID-19 pandemic.
As previously disclosed, in January of 2020 Old National commenced implementation of a strategic plan (“The ONB Way”), which includes realigning the geographic organization structure to streamline our operating model through integrated commercial, community banking, and wealth teams. We have also identified revenue and efficiency opportunities as well as optimizing our branch network as our clients migrate toward digital banking solutions. We consolidated 31 smaller market banking centers on or before April 24, 2020. By state, these consolidations include ten banking centers in both Wisconsin and Indiana, five in Michigan, four in Minnesota, and two in Kentucky. We incurred $22.8 million in costs associated with the branch optimization, $7.0 million in severance costs, and $1.4 million in other related costs. Several non-branch facilities will be closed at a later date and we will incur related charges of approximately $6 million.
As Old National moves from a generalist relationship management approach, based on geography, to a specialist relationship management approach, based on business segmentations, the fundamentals of our basic banking model do not change. Those fundamentals are loan growth, non-interest income growth, prudent capital deployment, and expense management.
During the first quarter of 2020, net income was $22.6 million, or $0.13 per diluted share. Net income was $56.3 million, or $0.32 per diluted share, for the first quarter of 2019.
We have continued to re-mix our earning assets towards more productive commercial and commercial real estate loans and out of indirect and other loans.
Loans:  Our loan balances, excluding loans held for sale, increased $267.1 million to $12.385 billion at March 31, 2020 compared to $12.118 billion at December 31, 2019.  This was primarily driven by growth in commercial and commercial real estate loans.  We reported commercial loan production of $647.3 million in the first quarter of 2020 and the pipeline totaled $2.8 billion at March 31, 2020.

Net Interest Income: For the three months ended March 31, 2020 compared to the three months ended March 31, 2019, our net interest income decreased primarily due to decreased loan yields, partially offset by lower costs of interest-bearing liabilities.  Net interest income decreased in the first quarter of 2020 compared to the fourth quarter of 2019 primarily due to decreased loan yields, lower accretion income, and lower interest collected on nonaccrual loans, partially offset by lower costs of interest-bearing liabilities.
Noninterest Income:  Noninterest income increased to $57.5 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to higher mortgage banking revenue and $5.2 million of debt securities gains in the first quarter of 2020 compared to $0.1 million of debt securities losses in the first quarter of 2019.  The first quarter of 2020 compared to the fourth quarter of 2019 increased $9.8 million reflecting higher mortgage banking revenue and higher debt securities gains.
Expenses:  Noninterest expenses increased $35.7 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019.  The increase was primarily attributable to $31.2 million of charges related to The ONB Way strategic initiative and higher amortization of tax credit investments.  The first quarter of 2020 compared to the fourth quarter of 2019 increased $24.0 million also reflecting the higher charges related to The ONB Way strategic initiative.
RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National:

	Three Months Ended March 31,		%
(dollars in thousands)	2020	2019	Change
Income Statement Summary:
Net interest income	$143,771	$147,048	(2.2)%
Provision for loan losses (1)	16,950	1,043	1,525.1
Noninterest income	57,502	46,416	23.9
Noninterest expense	158,744	123,041	29.0
Other Data:
Return on average common equity	3.20%	8.29%
Return on tangible common equity (2)	5.89	14.52
Return on average tangible common equity (2)	5.86	14.88
Efficiency ratio (2)	77.71	60.26
Tier 1 leverage ratio	8.46	8.80
Net charge-offs (recoveries) to average loans	0.21	0.03
(1)Beginning January 1, 2020, calculation is based on current expected loss methodology. Prior to January 1, 2020, calculation is based on incurred loss methodology.
(2)Represents a non-GAAP financial measure.  Refer to "Non-GAAP Financial Measures" section for reconciliations to GAAP financial measures.
Net Interest Income
Net interest income is the most significant component of our earnings, comprising 71% of revenues for the three months ended March 31, 2020.  Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations.  Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities. As a result of the spread of COVID-19, economic uncertainties have arisen that are likely to negatively impact net interest income. Other financial impacts could occur, though such potential impacts are unknown at this time.
During the first quarter of 2020, interest rates fell dramatically. The Federal Reserve lowered the Federal Funds target rate to effectively 0%. The Treasury yield curve steepened modestly as short-term rates fell more than long-term rates. Our interest rate spread could decline, which may result in a decrease in our net interest income. However, management has taken balance sheet restructuring, derivative, and deposit pricing actions to help mitigate this risk.
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

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Net interest income	$143,771	$147,048
Conversion to fully taxable equivalent	3,323	3,198
Net interest income - taxable equivalent basis	$147,094	$150,246

Average earning assets	$17,774,030	$17,143,574

Net interest margin	3.24%	3.43%
Net interest margin - taxable equivalent basis	3.31%	3.51%
The decrease in net interest income for the three months ended March 31, 2020 when compared to the three months ended March 31, 2019 was primarily due to lower yields on average earning assets and higher average interest-bearing liabilities. Partially offsetting these decreases were lower costs of average interest-bearing liabilities and higher average earning assets in the three months ended March 31, 2020 when compared to the three months ended March 31, 2019. Net interest income for the three months ended March 31, 2020 and 2019 included accretion income (interest income in excess of contractual interest income) associated with acquired loans. Accretion income totaled $6.7 million in the three months ended March 31, 2020, compared to $8.9 million in the three months ended March 31, 2019. We expect accretion income on loans to decrease over time, but this may be offset by future acquisitions.

The following tables present the average balance sheet for each major asset and liability category, its related interest income and yield, or its expense and rate.

(Tax equivalent basis, dollars in thousands)	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
Earning Assets	Average Balance	Income (1)/ Expense	Yield/ Rate	Average Balance	Income (1)/ Expense	Yield/ Rate
Money market and other interest-earning investments	$58,406	$349	2.41%	$58,701	$278	1.92%
Investment securities:
Treasury and government sponsored agencies	583,971	3,697	2.53%	705,417	3,902	2.21%
Mortgage-backed securities	3,171,650	19,065	2.40%	2,497,368	17,603	2.82%
States and political subdivisions	1,273,156	11,409	3.58%	1,232,355	11,453	3.72%
Other securities	494,500	3,216	2.60%	497,604	4,440	3.57%
Total investment securities	5,523,277	37,387	2.71%	4,932,744	37,398	3.03%
Loans: (2)
Commercial	2,907,297	29,053	3.95%	3,122,402	36,035	4.62%
Commercial real estate	5,188,597	62,439	4.76%	4,989,622	65,076	5.22%
Residential real estate loans	2,370,295	24,244	4.09%	2,259,243	23,931	4.24%
Consumer	1,726,158	17,850	4.16%	1,780,862	19,398	4.42%
Total loans	12,192,347	133,586	4.35%	12,152,129	144,440	4.76%
Total earning assets	17,774,030	$171,322	3.84%	17,143,574	$182,116	4.26%
Less: Allowance for loan losses (4)	(83,244)			(55,789)
Non-Earning Assets
Cash and due from banks	287,601			229,957
Other assets	2,388,092			2,490,524
Total assets	$20,366,479			$19,808,266

Interest-Bearing Liabilities
Checking and NOW accounts	$4,104,778	$2,860	0.28%	$3,693,886	$3,142	0.34%
Savings accounts	2,828,177	1,298	0.18%	2,935,710	2,283	0.32%
Money market accounts	1,784,169	2,507	0.57%	1,702,655	2,826	0.67%
Time deposits	1,646,173	5,633	1.38%	2,031,957	8,193	1.64%
Total interest-bearing deposits	10,363,297	12,298	0.48%	10,364,208	16,444	0.64%
Federal funds purchased and interbank borrowings	392,857	1,240	1.27%	316,998	1,918	2.45%
Securities sold under agreements to repurchase	329,091	384	0.47%	361,261	662	0.74%
FHLB advances	1,965,130	7,768	1.59%	1,672,376	9,931	2.41%
Other borrowings	240,276	2,538	4.23%	249,794	2,915	4.67%
Total borrowed funds	2,927,354	11,930	1.64%	2,600,429	15,426	2.41%
Total interest-bearing liabilities	$13,290,651	$24,228	0.73%	$12,964,637	$31,870	1.00%

Noninterest-Bearing Liabilities and Shareholders' Equity
Demand deposits	$3,964,493			$3,846,828
Other liabilities	277,812			282,615
Shareholders' equity	2,833,523			2,714,186
Total liabilities and shareholders' equity	$20,366,479			$19,808,266

Net interest rate spread			3.11%			3.26%
Net interest margin (3)			3.31%			3.51%
Taxable equivalent adjustment		$3,323			$3,198
(1)Interest income is reflected on a fully taxable equivalent basis.
(2)Includes loans held for sale.
(3)Net interest margin is defined as net interest income on a tax equivalent basis as a percentage of average earning assets.
(4)Beginning January 1, 2020, calculation is based on current expected loss methodology. Prior to January 1, 2020, calculation was based on incurred loss model.

The following table presents the dollar amount of changes in taxable equivalent net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid.

	From Three Months Ended
	March 31, 2019 to Three
	Months Ended March 31, 2020
	Total Change (1)	Attributed to
(dollars in thousands)		Volume	Rate
Interest Income
Money market and other interest-earning investments	$71	$(1)	$72
Investment securities (2)	(11)	4,237	(4,248)
Loans (2)	(10,854)	1,042	(11,896)
Total interest income	(10,794)	5,278	(16,072)
Interest Expense
Checking and NOW deposits	(282)	335	(617)
Savings deposits	(985)	(55)	(930)
Money market deposits	(319)	139	(458)
Time deposits	(2,560)	(1,411)	(1,149)
Federal funds purchased and interbank borrowings	(678)	363	(1,041)
Securities sold under agreements to repurchase	(278)	(45)	(233)
FHLB advances	(2,163)	1,511	(3,674)
Other borrowings	(377)	(106)	(271)
Total interest expense	(7,642)	731	(8,373)
Net interest income	$(3,152)	$4,547	$(7,699)
(1)The variance not solely due to rate or volume is allocated equally between the rate and volume variances.
(2)Interest on investment securities and loans includes the effect of taxable equivalent adjustments of $2.1 million and $1.2 million, respectively, during the three months ended March 31, 2020 using the federal statutory rate in effect of 21%.
The decrease in the net interest margin on a fully taxable equivalent basis for the three months ended March 31, 2020 when compared to the three months ended March 31, 2019 was primarily due to lower yields on interest earning assets and higher average interest-bearing liabilities, partially offset by lower costs of interest-bearing liabilities, higher average earning assets, and a change in the mix of average interest earning assets and interest-bearing liabilities. The yield on interest earning assets decreased 42 basis points and the cost of interest-bearing liabilities decreased 27 basis points in the quarterly year-over-year comparison.  The yield on interest earning assets is calculated by dividing annualized taxable equivalent net interest income by average interest earning assets while the cost of interest-bearing liabilities is calculated by dividing annualized interest expense by average interest-bearing liabilities.  Accretion income represented 15 basis points of the net interest margin for the three months ended March 31, 2020, compared to 21 basis points for the three months ended March 31, 2019. As a result of the spread of COVID-19, economic uncertainties have arisen that are likely to negatively impact net interest margin. Other financial impacts could occur, though such potential impacts are unknown at this time.
Average earning assets were $17.774 billion for the three months ended March 31, 2020, compared to $17.144 billion for the three months ended March 31, 2019, an increase of $630.5 million, or 4%.  The increase in average earning assets was primarily due to an increase in average investment securities. The loan portfolio including loans held for sale, which generally has an average yield higher than the investment portfolio, was 69% of average interest earning assets for the three months ended March 31, 2020, compared to 71% for the three months ended March 31, 2019.
Average loans including loans held for sale increased $40.2 million for the three months ended March 31, 2020 when compared to the three months ended March 31, 2019 primarily due to an increase in average commercial real estate and residential real estate loans, partially offset by lower average commercial and consumer loans.
Average investments increased $590.5 million for the three months ended March 31, 2020 when compared to the three months ended March 31, 2019 reflecting higher fair values and excess liquidity.
Average noninterest-bearing deposits increased $117.7 million for the three months ended March 31, 2020 when compared to the three months ended March 31, 2019.  Average interest-bearing deposits were flat for the three months ended March 31, 2020 when compared to the three months ended March 31, 2019.

Average borrowed funds increased $443.7 million for the three months ended March 31, 2020 when compared to the three months ended March 31, 2019.
Provision for Loan Losses
The provision for loan losses was $17.0 million for the three months ended March 31, 2020, compared to $1.0 million for the three months ended March 31, 2019. Net charge-offs totaled $6.5 million during the three months ended March 31, 2020, compared to net charge-offs of $0.9 million during the three months ended March 31, 2019.  The higher provision for loan losses in the three months ended March 31, 2020 when compared to the three months ended March 31, 2019 was driven by implementation of CECL, which uses an economic forecast that now includes the impact of the coronavirus pandemic. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, with the adoption of CECL beginning on January 1, 2020, provision expense may become more volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.
Noninterest Income
We generate revenues in the form of noninterest income through client fees, sales commissions, and other gains and losses from our core banking franchise and other related businesses, such as wealth management, investment consulting, and investment products.  The following table details the components in noninterest income:

	Three Months Ended March 31,		%
(dollars in thousands)	2020	2019	Change
Wealth management fees	$8,884	$8,535	4.1%
Service charges on deposit accounts	10,077	10,826	(6.9)
Debit card and ATM fees	4,998	5,503	(9.2)
Mortgage banking revenue	11,119	5,011	121.9
Investment product fees	5,874	5,271	11.4
Capital markets income	4,328	2,517	72.0
Company-owned life insurance	3,080	3,188	(3.4)
Debt securities gains (losses), net	5,174	(103)	N/M
Other income	3,968	5,668	(30.0)
Total noninterest income	$57,502	$46,416	23.9%
The increase in noninterest income for the three months ended March 31, 2020 when compared to the three months ended March 31, 2019 was primarily due to higher mortgage banking revenue and $5.2 million of debt securities gains in the first quarter of 2020 compared to $0.1 million of debt securities losses in the first quarter of 2019.
Service charges and overdraft fees decreased $0.7 million for the three months ended March 31, 2020 when compared to the three months ended March 31, 2019 primarily due to lower overdraft fees.
Mortgage banking revenue increased $6.1 million for the three months ended March 31, 2020 when compared to the three months ended March 31, 2019 reflecting the change in our pipeline valuation, as well as increased mortgage originations and sales in the first quarter 2020..
Investment product fees increased $0.6 million for the three months ended March 31, 2020 when compared to the three months ended March 31, 2019 primarily due to higher advisor fees.
Capital markets income is comprised of customer interest rate swap fees, foreign currency exchange fees, net gains (losses) on foreign currency adjustments, and tax credit fee income.  Capital markets income increased $1.8 million for the three months ended March 31, 2020 when compared to the three months ended March 31, 2019 primarily due to higher customer interest rate swap fees.
Debt securities gains (losses), net had a favorable variance of $5.3 million for the three months ended March 31, 2020 when compared to the three months ended March 31, 2019 primarily due to higher realized gains on sales of available-for-sale securities in 2020.

Other income decreased $1.7 million for the three months ended March 31, 2020 when compared to the three months ended March 31, 2019 primarily due to unfavorable variances in net gains (losses) on derivatives and equity securities.
Noninterest Expense
The following table details the components in noninterest expense:

	Three Months Ended March 31,		%
(dollars in thousands)	2020	2019	Change
Salaries and employee benefits	$79,173	$71,183	11.2%
Occupancy	15,133	14,578	3.8
Equipment	5,305	4,474	18.6
Marketing	3,097	3,723	(16.8)
Data processing	9,467	9,341	1.3
Communication	2,798	3,054	(8.4)
Professional fees	4,293	2,910	47.5
Loan expenses	1,771	1,912	(7.4)
FDIC assessment	1,609	2,087	(22.9)
Amortization of intangibles	3,776	4,472	(15.6)
Amortization of tax credit investments	5,515	260	2,021.2
Other expense	26,807	5,047	431.1
Total noninterest expense	$158,744	$123,041	29.0%
Noninterest expense increased $35.7 million for the three months ended March 31, 2020 when compared to the three months ended March 31, 2019 reflecting $31.2 million of charges related to The ONB Way strategic initiative and higher amortization of tax credit investments.
Salaries and employee benefits increased $8.0 million for the three months ended March 31, 2020 when compared to the three months ended March 31, 2019 primarily due to personnel expenses related to The ONB Way totaling $7.0 million and higher commissions.
Equipment expenses increased $0.8 million for the three months ended March 31, 2020 when compared to the three months ended March 31, 2019 primarily due to $1.4 million of accelerated depreciation expenses of non-deployed assets related to the optimization of our branch network as part of The ONB Way strategic initiative.
Marketing expenses decreased $0.6 million for the three months ended March 31, 2020 when compared to the three months ended March 31, 2019 primarily due to lower advertising expenses.
Professional fees increased $1.4 million for the three months ended March 31, 2020 when compared to the three months ended March 31, 2019 reflecting $1.3 million in consulting fees incurred in the first quarter of 2020 related to The ONB Way.
FDIC assessment expenses decreased $0.5 million for the three months ended March 31, 2020 when compared to the three months ended March 31, 2019 primarily due to the elimination of an FDIC surcharge.
Amortization of tax credit investments increased $5.3 million for the three months ended March 31, 2020 when compared to the three months ended March 31, 2019. The recognition of tax credit amortization expense is contingent upon the successful completion of the rehabilitation of a historic building or completion of a solar project within the reporting period. Many factors including weather, labor availability, building regulations, inspections, and other unexpected construction delays related to a rehabilitation project can cause a project to exceed its estimated completion date.  See Note 12 to the consolidated financial statements for additional information on our tax credit investments.
Other expense increased $21.8 million for the three months ended March 31, 2020 when compared to the three months ended March 31, 2019 primarily due to $20.6 million of lease termination charges and impairments on long-lived assets related to branch consolidations that were part of The ONB Way strategic initiative.

Provision for Income Taxes
We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes.  The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by a tax benefit from our tax credit investments and interest on tax-exempt securities and loans.  The provision for income taxes, as a percentage of pre-tax income, was 11.5% for the three months ended March 31, 2020, compared to 18.9% for the three months ended March 31, 2019.  In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at March 31, 2020 based on the current estimate of the effective annual rate.  The lower effective tax rate during the three months ended March 31, 2020 when compared to the three months ended March 31, 2019 was primarily the result of an increase in federal tax credits available.  See Note 18 to the consolidated financial statements for additional information.
FINANCIAL CONDITION
Overview
At March 31, 2020, our assets were $20.741 billion, a $329.5 million increase compared to assets of $20.412 billion at December 31, 2019.  The increase was primarily due to an increase in commercial and commercial real estate loans.
As a result of the spread of COVID-19, economic uncertainties have arisen that are likely to negatively impact our financial condition. Any potential financial impacts are unknown at this time.
Earning Assets
Our earning assets are comprised of investment securities, portfolio loans, loans held for sale, money market investments, interest earning accounts with the Federal Reserve, and equity securities.  Earning assets were $18.119 billion at March 31, 2020, a $357.4 million increase compared to earning assets of $17.762 billion at December 31, 2019.
Investment Securities
We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements.
Equity securities are recorded at fair value and totaled $6.9 million at March 31, 2020 compared to $6.8 million at December 31, 2019.
At March 31, 2020, the investment securities portfolio, including equity securities, was $5.541 billion compared to $5.556 billion at December 31, 2019, a decrease of $15.0 million.  Investment securities represented 31% of earning assets at March 31, 2020 and December 31, 2019.  Stronger commercial loan demand in the future could result in management’s decision to reduce the securities portfolio.  At March 31, 2020, management does not intend to sell any securities in an unrealized loss position and does not believe we will be required to sell such securities.
The investment securities available-for-sale portfolio had net unrealized gains of $170.7 million at March 31, 2020, compared to net unrealized gains of $71.9 million at December 31, 2019.  Net unrealized gains (losses) increased from December 31, 2019 to March 31, 2020 reflecting higher net unrealized gains on mortgage-backed securities due to a decline in long-term interest rates.
The investment portfolio had an effective duration of 3.10 at March 31, 2020, compared to 3.86 at December 31, 2019.  Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates.  Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage.  The annualized average yields on investment securities, on a taxable equivalent basis, were 2.71% for the three months ended March 31, 2020, compared to 3.03% for the three months ended March 31, 2019.
Loans Held for Sale
Mortgage loans held for immediate sale in the secondary market were $54.2 million at March 31, 2020, compared to $46.9 million at December 31, 2019.  Certain mortgage loans are committed for sale at or prior to origination at a contracted price to an outside investor. Other mortgage loans held for immediate sale are hedged with TBA forward agreements and committed for sale when they are ready for delivery and remain on the Company’s balance sheet for a short period of time (typically 30 to 60 days). These loans are sold without recourse, beyond customary representations and warranties, and Old National has not experienced material losses arising from these sales. Mortgage originations are subject to volatility due to interest rates and home sales, among other factors.
We have elected the fair value option prospectively for residential loans held for sale.  The aggregate fair value exceeded the unpaid principal balance by $3.0 million at March 31, 2020, compared to $1.5 million at December 31, 2019.
Commercial and Commercial Real Estate Loans
Commercial and commercial real estate loans are the largest classification within earning assets, representing 46% of earning assets at March 31, 2020, compared to 45% at December 31, 2019.  At March 31, 2020, commercial and commercial real estate loans were $8.330 billion, an increase of $273.0 million compared to December 31, 2019.
Residential Real Estate Loans
At March 31, 2020, residential real estate loans held in our loan portfolio were $2.328 billion, a decrease of $6.4 million compared to December 31, 2019.  Future increases in interest rates could result in a decline in the level of refinancings and new originations of residential real estate loans.
Consumer Loans
Consumer loans, including automobile loans and personal and home equity loans and lines of credit, increased $0.6 million at March 31, 2020 compared to December 31, 2019 primarily due to an increase in consumer indirect loans.
Net Deferred Tax Assets
Net deferred tax assets decreased $12.1 million compared to December 31, 2019 primarily due to an increase in deferred tax liabilities related to net unrealized gains on available-for-sale investment securities and a decrease in deferred tax assets related to benefit plan accruals, partially offset by an increase in deferred tax assets related to allowance for loan losses. Future changes in the corporate tax rate could result in a change in value of Old National’s net deferred tax assets and future income tax expense.  See Note 18 to the consolidated financial statements for additional information.
Other Assets
Other assets increased $115.5 million, or 59%, compared to December 31, 2019 primarily due to an increase in derivative assets.
Funding
Total funding, comprised of deposits and wholesale borrowings, was $17.551 billion at March 31, 2020, an increase of $252.5 million from $17.298 billion at December 31, 2019.  Included in total funding were deposits of $14.305 billion at March 31, 2020, a decrease of $248.0 million from $14.553 billion at December 31, 2019.  Noninterest-bearing deposits increased $16.3 million from December 31, 2019 to March 31, 2020.  Interest-bearing checking and NOW deposits decreased $44.6 million from December 31, 2019 to March 31, 2020, while savings deposits increased $7.9 million.  Money market deposits decreased $87.0 million from December 31, 2019 to March 31, 2020, while time deposits decreased $140.5 million.
We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position.  At March 31, 2020, wholesale borrowings, including federal funds purchased and interbank borrowings, securities sold under agreements to repurchase, FHLB advances, and other borrowings, totaled $3.245 billion, an increase of $500.5 million from December 31, 2019.  Wholesale funding as a percentage of total funding was 18% at March 31, 2020 and 16% at December 31, 2019.  The increase in wholesale funding from December 31, 2019 to March 31, 2020 was due to increases in FHLB advances and federal funds purchased and interbank borrowings, partially offset by decreases in securities sold under agreements to repurchase and other borrowings.

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities increased $109.7 million, or 68%, from December 31, 2019 to March 31, 2020 primarily due to investment securities purchased but not settled before March 31, 2020 and an increase in derivative liabilities.
Capital
Shareholders’ equity totaled $2.823 billion at March 31, 2020, compared to $2.852 billion at December 31, 2019.  Old National repurchased 4.9 million shares of Common Stock under a stock repurchase plan that was approved by the Company’s Board of Directors reducing equity by $78.7 million and 0.2 million shares of Common Stock associated with employee share-based incentive programs reducing equity by $3.1 million in the three months ended March 31, 2020. We have suspended the stock repurchase plan approved by the Company’s Board of Directors in the near term given the uncertain economic conditions. We also paid cash dividends of $0.14 per share in the three months ended March 31, 2020, which reduced equity by $23.5 million. The change in unrealized gains (losses) on available-for-sale investment securities increased equity by $76.4 million during the three months ended March 31, 2020. The Company’s Common Stock is traded on the NASDAQ under the symbol “ONB” with 36,161 shareholders of record at March 31, 2020.
Capital Adequacy
Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At March 31, 2020, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of "well-capitalized" based on the most recent regulatory definition.
Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

	Regulatory Guidelines Minimum	March 31,		December 31,
		2020	2019	2019
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	8.46%	8.80%	8.88%
Common equity Tier 1 capital to risk-adjusted total assets	7.00	11.40	11.77	12.13
Tier 1 capital to risk-adjusted total assets	8.50	11.40	11.77	12.13
Total capital to risk-adjusted total assets	10.50	12.28	12.70	12.99
Shareholders' equity to assets	N/A	13.61	13.70	13.97
Old National Bank, Old National’s bank subsidiary, maintained a strong capital position as evidenced by the following comparisons of key industry ratios.

	Regulatory Guidelines Minimum	Prompt Corrective Action "Well Capitalized" Guidelines	March 31,		December 31,
			2020	2019	2019
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	5.00%	9.23%	9.30%	9.62%
Common equity Tier 1 capital to risk-adjusted total assets	7.00	6.50	12.29	12.48	13.01
Tier 1 capital to risk-adjusted total assets	8.50	8.00	12.29	12.48	13.01
Total capital to risk-adjusted total assets	10.50	10.00	12.86	12.98	13.50
In December 2018, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. In March

2020, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC announced an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The interim final rule maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). Old National is adopting the capital transition relief over the permissible five-year period.
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
As the spread of COVID-19 has evolved, we have taken various precautions to keep our clients, colleagues, and communities safe. These include temporary changes at our banking centers. On Friday, March 20, 2020, we began to serve clients through our drive-thru windows or by appointment inside a banking center. We are closely monitoring the COVID-19 outbreak, and proactively planning for potential impacts on our clients and team members. During this period of disruption, for our clients facing unanticipated financial hardships, we are providing various assistance to mutually mitigate the financial impact from COVID-19.
Credit Risk
Credit risk represents the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms.  Our primary credit risks result from our investment and lending activities
Investment Activities
We carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral.  At March 31, 2020, we had pooled trust preferred securities with a fair value of $7.4 million, or less than 1% of the available-for-sale securities portfolio.  These securities remained classified as available-for-sale and at March 31, 2020, the unrealized loss on our pooled trust preferred securities was $6.4 million. The fair value of these securities should improve as we get closer to maturity, but not in all cases.
All of our mortgage-backed securities are backed by U.S. government-sponsored or federal agencies.  Municipal bonds, corporate bonds, and other debt securities are evaluated by reviewing the credit-worthiness of the issuer and general market conditions.  See Note 4 to the consolidated financial statements for additional details about our investment security portfolio.
Counterparty Exposure
Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation.  We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry.  Old National manages exposure to counterparty risk in connection with its derivatives transactions by generally engaging in transactions with counterparties having ratings of at least A by Standard & Poor’s Rating Service or A2 by Moody’s Investors Service.  Total credit exposure is monitored by counterparty and managed within limits that management believes to be prudent. Old National’s net counterparty exposure was a liability of $483.8 million at March 31, 2020.

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
We lend to commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling, and retailing. Old National manages concentrations of credit exposure by industry, product, geography, customer relationship, and loan size. At March 31, 2020, our average commercial loan size was under $325,000 and our average commercial real estate loan size was under $700,000. In addition, while loans to lessors of both residential and non-residential real estate exceed 10% of total loans, no individual sub-segment category within those broader categories reaches the 10% threshold. At March 31, 2020, we had minimal exposure to foreign borrowers and no sovereign debt. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Kentucky, Michigan, Wisconsin, and Minnesota. We have experienced minimal impact from COVID-19 as of March 31, 2020; however, the depth of this crisis is yet to be known and its effect is anticipated to be very broad-based. Our geographic footprint, the Midwest, has not experienced the same shock as other parts of the country and we are hopeful that the relief programs we have put in place coupled with various governmental programs, will ultimately blunt the economic strain to our clients. Management expects that trends in under-performing, criticized, and classified loans will be influenced by the degree to which the economy strengthens or weakens.
Summary of under-performing, criticized, and classified assets:

	March 31,		December 31,
(dollars in thousands)	2020	2019	2019
Total nonaccrual loans	$126,987	$152,881	$126,412
Renegotiated loans not on nonaccrual	17,040	17,123	18,338
Total past due loans (90 days or more and still accruing)	658	560	570
Other real estate owned	2,163	3,279	2,169
Total under-performing assets	$146,848	$173,843	$147,489
Classified loans (includes nonaccrual, renegotiated, past due 90 days, and other problem loans)	$308,802	$364,121	$296,671
Other classified assets (1)	2,616	2,715	2,933
Criticized loans	238,011	268,836	234,841
Total criticized and classified assets	$549,429	$635,672	$534,445
Asset Quality Ratios:
Non-performing loans/total loans (2) (3)	1.16%	1.41%	1.19%
Under-performing assets/total loans and other real estate owned (4)	1.19	1.44	1.22
Under-performing assets/total assets	0.71	0.87	0.72
Allowance/under-performing assets (5)	72.44	31.96	37.03
Allowance/nonaccrual loans (5)	83.77	36.34	43.21
(1)Includes one pooled trust preferred security and one insurance policy at March 31, 2020.
(2)Loans exclude loans held for sale.
(3)Non-performing loans include nonaccrual and renegotiated loans.
(4)Includes acquired loans that were recorded at fair value at the date of acquisition. As such, the credit risk was incorporated in the fair value recorded and no allowance for loan losses was recorded at March 31, 2019 or December 31, 2019.
(5)Beginning January 1, 2020, the allowance is based on current expected loss methodology. Prior to January 1, 2020, the allowance was based on incurred loss methodology.
Under-performing assets totaled $146.8 million at March 31, 2020, compared to $173.8 million at March 31, 2019 and $147.5 million at December 31, 2019.  Under-performing assets as a percentage of total loans and other real estate owned at March 31, 2020 were 1.19%, a 25 basis point improvement from 1.44% at March 31, 2019 and a 3 basis point improvement from 1.22% at December 31, 2019.
Nonaccrual loans decreased from March 31, 2019 primarily due to a decrease in commercial real estate nonaccrual loans.  As a percentage of nonaccrual loans, the allowance was 83.77% at March 31, 2020, compared to 36.34% at March 31, 2019 and 43.21% at December 31, 2019. Beginning January 1, 2020, the allowance is based on current expected loss methodology. Prior to January 1, 2020, the allowance was based on incurred loss methodology.
Total criticized and classified assets were $549.4 million at March 31, 2020, a decrease of $86.2 million from March 31, 2019, and an increase of $15.0 million from December 31, 2019. Other classified assets include investment securities that fell below investment grade rating totaling $2.6 million at March 31, 2020, compared to $2.7 million at March 31, 2019 and $2.9 million at December 31, 2019.
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
For commercial TDRs, an allocated reserve is established within the allowance for credit losses for the difference between the carrying value of the loan and its computed value.  To determine the computed value of the loan, one of the following methods is selected: (1) the present value of expected cash flows discounted at the loan’s original effective interest rate, (2) the loan’s observable market price, or (3) the fair value of the collateral value, if the loan is collateral dependent.  The allocated reserve is established as the difference between the carrying value of the loan and the collectable value.  If there are significant changes in the amount or timing of the loan’s expected future cash flows, impairment is recalculated and the valuation allowance is adjusted accordingly.
When a residential or consumer loan is identified as a TDR, the loan is typically written down to its collateral value less selling costs.
At March 31, 2020, TDRs consisted of $10.9 million of commercial loans, $12.9 million of commercial real estate loans, $0.6 million of BBCC loans, $3.0 million of residential real estate loans, $0.9 million of direct consumer loans, and $0.4 million of home equity loans totaling $28.7 million. TDRs included within nonaccrual loans totaled $11.8 million at March 31, 2020. At December 31, 2019, TDRs consisted of $12.4 million of commercial loans, $14.2 million of commercial real estate loans, $0.6 million of BBCC loans, $3.1 million of residential real estate loans, $1.0 million of direct consumer loans, and $0.4 million of home equity loans totaling $31.7 million. TDRs included within nonaccrual loans totaled $13.8 million at December 31, 2019,
Old National has allocated specific reserves to customers whose loan terms have been modified in TDRs totaling $1.4 million at March 31, 2020 and $0.9 million of December 31, 2019.  At March 31, 2020, Old National had committed to lend an additional $0.9 million to customers with outstanding loans that are classified as TDRs, compared to $2.3 million at December 31, 2019.

The terms of certain other loans were modified during 2020 and 2019 that did not meet the definition of a TDR.  It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have extended the maturity date.  In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification.  The evaluation is performed under our internal underwriting policy.  We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral, or a bona fide guarantee.  We also consider whether the modification was insignificant relative to the other terms of the agreement or the delay in a payment.
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
We have developed relief programs to assist borrowers in financial need due to the effects of the COVID-19 pandemic. The March 22, 2020 statement issued by our banking regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), passed on March 27, 2020 provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. Accordingly, we are offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. The modifications completed in the three months ended March 31, 2020 were immaterial. The table below presents the volume of loan deferrals and approvals through April 16, 2020 by loan category:

(dollars in thousands)	Approved Number	Approved Amount	Approved % of Portfolio
Commercial and commercial real estate	908	$1,125,163	14%
Residential real estate	229	60,121	3
Consumer	1,538	43,120	2
Total	2,675	$1,228,404	10%
U.S. Small Business Administration Paycheck Protection Program
Section 1102 of the CARES Act created the Paycheck Protection Program ("PPP"), which appropriated $349 billion in loans designed to provide a direct incentive for sole proprietors, independent contractors, self-employed persons, non-profits and small businesses with less than 500 employees, allowing for narrow exceptions with businesses greater than 500 employees, to keep their workers on the payroll. These loans will be fully forgiven if the funds are used for payroll costs, interest on mortgages, rent, or utilities as long as at least 75% of the forgiven amount was used for payroll. Additionally, loan payments will also be deferred for six months. The Program started on April 3, 2020 and was available through June 30, 2020, or as long as the appropriated funding is available. No collateral or personal guarantees were required. Neither the government nor lenders are permitted to charge the recipients any fees.

Old National began accepting applications from qualified customers on April 3, 2020 and has helped provide over $1.3 billion in funding to over 5,100 clients through the PPP until available funding for the PPP was fully appropriated on April 16, 2020. Additional appropriations in the amount of $321 billion, including $60 billion set aside for small, midsize, and community lenders, have been approved and the SBA commenced acceptances on new PPP applications on April 27, 2020.
Allowance for Credit Losses on Loans and Unfunded Commitments
Loan charge-offs, net of recoveries, totaled $6.5 million for the three months ended March 31, 2020, compared to $0.9 million for the three months ended March 31, 2019.  Annualized, net charge-offs (recoveries) to average loans were 0.21% for the three months ended March 31, 2020 compared to 0.03% for the three months ended March 31, 2019.  Management will continue its efforts to reduce the level of non-performing loans and may consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for credit losses on loans.
Beginning January 1, 2020, we calculated allowance for credit losses using current expected credit losses methodology. As of January 1, 2020, Old National increased the allowance for credit losses for loans by $41.3 million and increased the allowance for credit losses for unfunded loan commitments by $4.5 million, since the ASU covers credit losses over the expected life of a loan as well as considering future changes in macroeconomic conditions. The increase related to the acquired loan portfolio totaled $27.1 million.
Credit quality within the loans held for investment portfolio is continuously monitored by management and is reflected within the allowance for credit losses for loans. The allowance for credit losses is an estimate of expected losses inherent within the Company’s loans held for investment portfolio. Credit quality is assessed and monitored by evaluating various attributes and the results of those evaluations are utilized in underwriting new loans and in our process for estimating expected credit losses. Expected credit loss inherent in non-cancelable off-balance-sheet credit exposures is accounted for as a separate liability included in other liabilities on the consolidated statements of financial condition. The allowance for credit losses for loans held for investment is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries. Accrued interest receivable is excluded from the estimate of credit losses.
The allowance for credit loss estimation process involves procedures to appropriately consider the unique characteristics of its loan portfolio segments. These segments are further disaggregated into loan classes, the level at which credit risk is monitored. When computing the level of expected credit losses, credit loss assumptions are estimated using a model that categorizes loan pools based on loss history, delinquency status, and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods evaluations of the overall loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and credit loss expense in those future periods.
The allowance level is influenced by loan volumes, loan AQR migration or delinquency status, changes in historical loss experience, and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. The methodology for estimating the amount of expected credit losses reported in the allowance for credit losses has two basic components: first, an asset-specific component involving individual loans that do not share risk characteristics with other loans and the measurement of expected credit losses for such individual loans; and second, a pooled component for estimated expected credit losses for pools of loans that share similar risk characteristics.
At March 31, 2020, the allowance for credit losses for loans was $106.4 million. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, with the adoption of CECL beginning on January 1, 2020, provision expense may become more volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.
Prior to January 1, 2020, we calculated allowance for loan losses using incurred losses methodology. At December 31, 2019, the allowance for loan losses was $54.6 million.
We maintain an allowance for credit losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a drawdown on the commitment.  The allowance for credit losses on unfunded loan commitments is classified as a liability account on the balance sheet and totaled $9.0 million at March 31, 2020.
Prior to January 1, 2020, we calculated allowance for losses on unfunded loan commitments using incurred losses methodology. At December 31, 2019, the allowance losses on unfunded commitments was $2.7 million.
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
In managing interest rate risk, we, through the Funds Management Committee, a committee of the Board of Directors, establish guidelines, for asset and liability management, including measurement of short and long-term sensitivities to changes in interest rates. Based on the results of our analysis, we may use different techniques to manage changing trends in interest rates including:
•adjusting balance sheet mix or altering interest rate characteristics of assets and liabilities;
•changing product pricing strategies;
•modifying characteristics of the investment securities portfolio; or
•using derivative financial instruments, to a limited degree.
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

The following table illustrates our projected net interest income sensitivity over a two year cumulative horizon based on the asset/liability model at March 31, 2020 and 2019:

	Immediate Rate Decrease		Immediate Rate Increase
(dollars in thousands)	-50 Basis Points	Base	+100 Basis Points	+200 Basis Points	+300 Basis Points
March 31, 2020
Projected interest income:
Money market, other interest earning investments, and investment securities	$267,951	$283,927	$318,870	$339,578	$354,092
Loans	869,090	916,978	1,037,778	1,161,678	1,281,085
Total interest income	1,137,041	1,200,905	1,356,648	1,501,256	1,635,177
Projected interest expense:
Deposits	31,040	45,374	125,648	205,917	286,174
Borrowings	73,648	85,870	122,950	164,338	206,964
Total interest expense	104,688	131,244	248,598	370,255	493,138
Net interest income	$1,032,353	$1,069,661	$1,108,050	$1,131,001	$1,142,039
Change from base	$(37,308)		$38,389	$61,340	$72,378
% change from base	(3.49)%		3.59%	5.73%	6.77%

March 31, 2019
Projected interest income:
Money market, other interest earning investments, and investment securities	$323,632	$335,556	$352,559	$368,113	$382,116
Loans	1,067,651	1,125,848	1,242,294	1,354,498	1,466,586
Total interest income	1,391,283	1,461,404	1,594,853	1,722,611	1,848,702
Projected interest expense:
Deposits	97,668	139,307	229,789	320,256	410,715
Borrowings	119,915	140,240	180,901	221,569	262,270
Total interest expense	217,583	279,547	410,690	541,825	672,985
Net interest income	$1,173,700	$1,181,857	$1,184,163	$1,180,786	$1,175,717
Change from base	$(8,157)		$2,306	$(1,071)	$(6,140)
% change from base	(0.69)%		0.20%	(0.09)%	(0.52)%
Our asset sensitivity increased year over year primarily due to deposit pricing actions and changes in our hedging strategies, balance sheet mix, investment duration, and prepayment speed behavior.
A key element in the measurement and modeling of interest rate risk is the re-pricing assumptions of our transaction deposit accounts, which have no contractual maturity dates. Because the models are driven by expected behavior in various interest rate scenarios and many factors besides market interest rates affect our net interest income, we recognize that model outputs are not guarantees of actual results. For this reason, we model many different combinations of interest rates and balance sheet assumptions to understand our overall sensitivity to market interest rate changes, including shocks, ramps, yield curve flattening, yield curve steepening, as well as forecasts of likely interest rate scenarios tested. At March 31, 2020, our projected net interest income sensitivity based on the asset/liability models we utilize was within the limits of our interest rate risk policy for the scenarios tested.
We use cash flow and fair value hedges, primarily interest rate swaps, collars, and floors, to mitigate interest rate risk. Derivatives designated as hedging instruments were in a net asset position with a fair value of $20.2 million at March 31, 2020, compared to a net asset position with a fair value of $6.1 million at December 31, 2019.  See Note 19 to the consolidated financial statements for further discussion of derivative financial instruments.

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
A time deposit maturity schedule for Old National Bank is shown in the following table at March 31, 2020.

(dollars in thousands)
Maturity Bucket	Amount	Rate
2020	$1,021,361	1.27%
2021	313,715	1.15
2022	92,742	1.31
2023	59,582	1.64
2024	36,367	1.68
2025 and beyond	17,927	1.38
Total	$1,541,694	1.28%
Our ability to acquire funding at competitive prices is influenced by rating agencies’ views of our credit quality, liquidity, capital, and earnings.  Moody’s Investor Service places us in an investment grade that indicates a low risk of default.  For both Old National and Old National Bank:
•Moody’s Investor Service affirmed the Long-Term Rating of A3 of Old National’s senior unsecured/issuer rating on February 3, 2020.
•Moody’s Investor Service affirmed Old National Bank’s long-term deposit rating of Aa3 on February 3, 2020.  The bank’s short-term deposit rating was affirmed at P-1 and the bank’s issuer rating was affirmed at A3.
The rating outlook from Moody’s Investor Service is stable.  Moody’s Investor Service concluded a rating review of Old National Bank on February 3, 2020.
The credit ratings of Old National and Old National Bank at March 31, 2020 are shown in the following table.

Moody's Investor Service
	Long-term	Short-term
Old National	A3	N/A
Old National Bank	Aa3	P-1

Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well.  At March 31, 2020, Old National and its subsidiaries had the following availability of liquid funds and borrowings:

(dollars in thousands)	Parent Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$22,027	$321,150
Unencumbered government-issued debt securities	—	2,208,662
Unencumbered investment grade municipal securities	—	671,329
Unencumbered corporate securities	—	145,272
Availability of borrowings:
Amount available from Federal Reserve discount window*	—	465,753
Amount available from Federal Home Loan Bank Indianapolis*	—	164,264
Total available funds	$22,027	$3,976,430
* Based on collateral pledged
Old National Bancorp has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows, and funds used for acquisitions.  Old National Bancorp can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit, and through the issuance of debt securities.  Additionally, Old National Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt and equity markets.  At March 31, 2020, Old National Bancorp’s other borrowings outstanding were $216.3 million.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval.  Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years.  Prior regulatory approval to pay dividends was not required in 2019 and is not currently required.
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
The Enterprise Risk Management Committee of the Board of Directors is responsible for the oversight, guidance, and monitoring of risks, including operational/technology/cyber risks, being taken by the Company.  The monitoring is accomplished through ongoing review of management reports, data on risks, policy limits and discussion on enterprise risk management strategies, policies, and risk assessments.
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

OFF-BALANCE SHEET ARRANGEMENTS
Off-balance sheet arrangements include commitments to extend credit and financial guarantees.  Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers.  Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $2.898 billion and standby letters of credit of $82.4 million at March 31, 2020.  At March 31, 2020, approximately $2.621 billion of the loan commitments had fixed rates and $277.0 million had floating rates, with the floating rates ranging from 0% to 13%.  At December 31, 2019, loan commitments were $2.779 billion and standby letters of credit were $87.8 million.  The term of these off-balance sheet arrangements is typically one year or less.
Old National is a party in risk participation transactions of interest rate swaps, which had total notional amount of $50.1 million at March 31, 2020.
CONTRACTUAL OBLIGATIONS
The following table presents our significant fixed and determinable contractual obligations at March 31, 2020:

	Payments Due In
(dollars in thousands)	One Year or Less (1)	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without stated maturity	$12,763,668	$—	$—	$—	$12,763,668
IRAs, consumer, and brokered certificates of deposit	1,021,361	406,457	95,949	17,927	1,541,694
Federal funds purchased and interbank borrowings	560,770	—	—	—	560,770
Securities sold under agreements to repurchase	318,067	—	—	—	318,067
FHLB advances	125,000	150,500	375,160	1,479,603	2,130,263
Other borrowings	376	1,077	176,234	58,427	236,114
Fixed interest payments (2)	35,080	90,633	78,447	86,143	290,303
Operating leases	12,306	29,187	16,918	56,858	115,269
Other long-term liabilities (3)	20,583	9,827	36	26	30,472
(1)For the remaining nine months of fiscal 2020.
(2)Our senior notes, subordinated notes, certain trust preferred securities, and certain FHLB advances have fixed rates ranging from 0.31% to 4.96%.  All of our other long-term debt is at LIBOR based variable rates at March 31, 2020.  The projected variable interest assumes no increase in LIBOR rates from March 31, 2020.
(3)Includes unfunded commitments on qualified affordable housing projects and other tax credit investments.
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
In addition, liabilities recorded under FASB ASC 740-10 (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109) are not included in the table because the amount and timing of any cash payments cannot be reasonably estimated.  Further discussion of income taxes and liabilities is included in Note 18 to the consolidated financial statements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.  Certain accounting policies require management to use significant judgment and estimates, which can have a material impact on the carrying value of certain assets and liabilities.  We consider these policies to be critical accounting policies.  The judgment and assumptions made are based upon historical experience or other factors that management believes to be reasonable under the circumstances.  Because of the nature of the judgment and assumptions, actual results could differ from estimates, which could have a material effect on our financial condition and results of operations.
The following accounting policies materially affect our reported earnings and financial condition and require significant judgments and estimates.  Management has reviewed these critical accounting estimates and related disclosures with our Audit Committee.
Goodwill
•Description.  For acquisitions, we are required to record the assets acquired, including identified intangible assets, and the liabilities assumed at their fair value.  These often involve estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques that may include estimates of attrition, inflation, asset growth rates, or other relevant factors.  Goodwill recorded must be reviewed for impairment on an annual basis, as well as on an interim basis if events or changes indicate that the asset might be impaired.  An impairment loss must be recognized for any excess of carrying value over fair value of the goodwill.
•Judgments and Uncertainties.  The determination of fair values is based on valuations using management’s assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors.
•Effect if Actual Results Differ From Assumptions.  Changes in these factors, as well as downturns in economic or business conditions, could have a significant adverse impact on the carrying value of goodwill and could result in impairment losses affecting our financial statements as a whole and our banking subsidiary in which the goodwill resides.
•Pandemic. A prolonged COVID-19 outbreak, or any other epidemic that harms the global economy, U.S. economy, or the economies in which we operate could adversely affect our operations. While the spread of the COVID-19 virus has minimally impacted our operations, sustained disruption to our operations are likely to negatively impact our financial condition and results of operations. In subsequent reporting periods, this may lead management to conclude that an interim quantitative impairment test of our intangible assets and goodwill is required, prior to the annual impairment test conducted on August 31.
Allowance for Credit Losses for Loans
•Description.  The allowance for credit losses for loans represents management’s estimate of all expected credit losses over the expected contractual life of our loan portfolio. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the then-existing loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for credit losses in those future periods.

The allowance for credit losses for loans, as reported in our consolidated statements of financial condition, is adjusted by an expense for credit losses, which is recognized in earnings, and reduced by the charge-off of loan amounts, net of recoveries.

•Judgments and Uncertainties.  We utilize a discounted cashflow approach to determine the allowance for credit losses for performing loans and nonperforming loans. Expected cashflows are created for each loan and discounted using the effective yield. The discounted sum of expected cashflows is then compared to the amortized cost and any shortfall is recorded as reserve. Expected cashflows are created using a combination of contractual payment schedules, calculated PDs, LGD and prepayment assumptions as well as qualitative factors. For the commercial and commercial real estate loans, the PD is forecast using a regression model to determine the likelihood of a loan moving into nonaccrual within the time horizon. For residential and consumer loans, the PD is forecast using a regression model to determine the likelihood of a loan being charged-off within the time horizon. The regression models use combinations of variables to assess systematic and unsystematic risk. Variables used for unsystematic risk are borrower specific and help to gauge the risk of default from an individual borrower. Variables for systematic risk, risk inherent to all borrowers, come from the use of forward-looking economic forecasts and include variables such as unemployment rate, gross domestic product, and house price index. The LGD is defined as credit loss incurred when an obligor of the bank defaults. Qualitative factors include items such as changes in lending policies or procedures and economic uncertainty in forward-looking forecasts.

•Effect if Actual Results Differ From Assumptions.  The allowance represents management’s best estimate, but significant downturns in circumstances relating to loan quality and economic conditions could result in a requirement for additional allowance. Likewise, an upturn in loan quality and improved economic conditions may allow a reduction in the required allowance. In either instance, unanticipated changes could have a significant impact on results of operations.

The expense for credit loss recorded through earnings is the amount necessary to maintain the allowance for credit losses at the amount of expected credit losses inherent within the loans held for investment portfolio. The amount of expense and the corresponding level of allowance for credit losses for loans are based on our evaluation of the collectability of the loan portfolio based on historical loss experience, reasonable and supportable forecasts, and other significant qualitative and quantitative factors.
Derivative Financial Instruments
•Description.  As part of our overall interest rate risk management, we use derivative instruments to reduce exposure to changes in interest rates and market prices for financial instruments.  The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of derivative financial instruments and hedged items.  To the extent hedging relationships are found to be effective, changes in fair value of the derivatives are offset by changes in the fair value of the related hedged item or recorded to other comprehensive income.  Management believes hedge effectiveness is evaluated properly in preparation of the financial statements.  All of the derivative financial instruments we use have an active market and indications of fair value can be readily obtained.  We are not using the “short-cut” method of accounting for any fair value derivatives.
•Judgments and Uncertainties.  The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of derivative financial instruments and hedged items.
•Effect if Actual Results Differ From Assumptions.  To the extent hedging relationships are found to be effective, changes in fair value of the derivatives are offset by changes in the fair value of the related hedged item or recorded to other comprehensive income.  However, if in the future the derivative financial instruments used by us no longer qualify for hedge accounting treatment, all changes in fair value of the derivative would flow through the consolidated statements of income in other noninterest income, resulting in greater volatility in our earnings.
Income Taxes
•Description.  We are subject to the income tax laws of the U.S., its states, and the municipalities in which we operate.  These tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities.  We review income tax expense and the carrying value of deferred tax assets quarterly; and as new information becomes available, the balances are adjusted as appropriate.  FASB ASC 740-10 (FIN 48) prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.  See Note 18 to the consolidated financial statements for a further description of our provision and related income tax assets and liabilities.
•Judgments and Uncertainties. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws.  We must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions.  Disputes over interpretations of the tax laws may be subject to review/adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon examination or audit.
•Effect if Actual Results Differ From Assumptions.  Although management believes that the judgments and estimates used are reasonable, actual results could differ and we may be exposed to losses or gains that could be material.  To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective income tax rate in a given financial statement period could be materially affected.  An unfavorable tax settlement would result in an increase in our effective income tax rate in the period of resolution.  A favorable tax settlement would result in a reduction in our effective income tax rate in the period of resolution.
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
Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect.  Therefore, undue reliance should not be placed upon these estimates and statements.  We cannot assure that any of these statements, estimates, or beliefs will be realized and actual results may differ from those contemplated in these “forward-looking statements.”  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised to consult further disclosures we may make on related subjects in our filings with the SEC.  In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include the following:
•market, economic, operational, liquidity, credit, and interest rate risks associated with our business;
•competition;
•government legislation and policies (including the impact of the Dodd-Frank Wall Street Reform and the Consumer Protection Act and its related regulations), including changes to address the impact of COVID-19;
•our ability to execute our business plan, including the anticipated impact from the ONB Way strategic plan that may differ from current estimates;
•changes in the economy which could materially impact credit quality trends and the ability to generate loans and gather deposits, including the pace of recovery following the COVID-19 pandemic;
•failure or circumvention of our internal controls;
•failure or disruption of our information systems;
•significant changes in accounting, tax, or regulatory practices or requirements, including the impact of the new CECL standard;
•the length and severity of the recent COVID-19 outbreak, including its impact on the Company’s financial conditions and business operations;
•new legal obligations or liabilities or unfavorable resolutions of litigations;
•disruptive technologies in payment systems and other services traditionally provided by banks; and
•computer hacking and other cybersecurity threats.
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
Changes in Internal Control over Financial Reporting.  Effective January 1, 2020, Old National adopted the CECL accounting standard. The Company designed new controls and modified existing controls as part of its adoption. These additional controls over financial reporting included controls over model creation and design, model governance, assumptions, and expanded controls over loan level data. There were no other changes in Old National’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, Old National’s internal control over financial reporting.
PART II
OTHER INFORMATION
ITEM 1A.  RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, except as described below.
The recent outbreak of the novel coronavirus ("COVID-19"), or other such epidemic, pandemic, or outbreak of a highly contagious disease, occurring in the United States or in the geographies in which we conduct operations could adversely affect Old National’s business operations, asset valuations, financial condition, and results of operations.
Old National’s business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. The recent COVID-19 outbreak, or other highly contagious or infectious disease, could negatively impact the ability of our employees and customers to conduct such transactions and disrupt the business activities and operations of Old National’s customers in the geographic areas in which Old National operates. While the spread of the COVID-19 virus has minimally impacted Old National’s operations as of March 31, 2020, we may experience temporary closures of Old National’s offices and/or suspension of certain services. At this time, it is unknown how long the COVID-19 pandemic will last, or when restrictions on individuals and businesses will be lifted and businesses and their employees will be able to resume normal activities. Further, additional information may emerge regarding the severity of COVID-19 and additional actions may be taken by federal, state, and local governments to contain COVID-19 or treat its impact. Sustained disruption to Old National’s operations are likely to negatively impact Old National’s financial condition and results of operations. Notwithstanding Old National’s contingency plans and other safeguards against pandemics or another contagious disease, the spread of COVID-19 could also negatively impact the availability of Old National’s personnel who are necessary to conduct Old National’s business operations, as well as potentially impact the business and operations of Old National’s third party service providers who perform critical services for Old National. If the response to contain COVID-19, or another highly infectious or contagious disease, is unsuccessful, Old National could experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of valuation impairments on Old National's intangible assets, investments, loans, loan servicing rights, deferred tax assets, or counter-party risk derivatives.
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
Following the COVID-19 and during the first quarter of 2020, market interest rates have declined significantly. The 10-year Treasury bond fell below 1.00% on March 3, 2020 for the first time and the Federal Open Market Committee reduced the target federal funds rate by 150 basis points to 0.00% to 0.25%. Additionally, the Federal Reserve has announced it will take the following actions:
•purchase U.S. Treasury bills;
•initiate overnight repurchase agreement operations;
•reinvest principal received on the Federal Reserve’s securities portfolio; and
•reduced the interest paid on excess bank reserves held by the Federal Reserve from 1.60% to 1.10%.
These actions may materially and adversely affect Old National’s financial condition and results of operations as well as negatively impact Old National’s customers, theirs and Old National’s respective suppliers, vendors, processors, and third party service providers.
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
An economic downturn or sustained, high unemployment levels, and stock market volatility may negatively impact our operating results and have a negative effect on the ability of our borrowers to make timely repayments of their loans increasing the risk of loan defaults and losses. If the forecasts of economic conditions and other economic predictions are not accurate, we may face challenges in accurately estimating the ability of our borrowers to repay their loans. Expectations of negative market and economic conditions will be reflected in the allowances for credit losses for loans and debt securities to the estimated extent they will impact the credit losses of new and existing loans and debt securities over their remaining lives. The provision for credit losses will report the entire increased credit loss expectations over the remaining lives of the loans and debt securities in the period in which the change in expectation arises. Further, because of the impact of such increased credit losses on earnings and capital our ability to make loans and pay dividends may be substantially diminished.

Our accounting estimates and risk management processes rely on analytical and forecasting models.
The processes that we use to estimate probable credit losses and to measure the fair value of assets carried on the balance sheet at fair value, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depend upon the use of analytical and forecasting models. These models are complex and reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Although we have processes and procedures in place governing internal valuation models and their testing and calibration, such assumptions are complex as we must make judgments about the effect of matters that are inherently uncertain. Different assumptions could have resulted in significant changes in valuation, which in turn could have a material adverse effect on our financial condition and results of operations.
If Old National’s actual credit losses for loans or debt securities exceed Old National’s allowance for credit losses for loans or debt securities, Old National’s net income will decrease. Also, future additions to Old National’s allowance for credit losses will reduce Old National’s future earnings.
Old National’s business depends on the creditworthiness of our customers. As with most financial institutions, we maintain allowances for credit losses for loans and debt securities to provide for defaults and nonperformance, which represent an estimate of expected losses over the remaining contractual lives of the loan and debt security portfolios. This estimate is the result of our continuing evaluation of specific credit risks and loss experience, current loan and debt security portfolio quality, present economic, political and regulatory conditions, industry concentrations, reasonable and supportable forecasts for future conditions, and other factors that may indicate losses. The determination of the appropriate levels of the allowances for loan and debt security credit losses inherently involves a high degree of subjectivity and judgment and requires us to make estimates of current credit risks and future trends, all of which may undergo material changes. Generally, our nonperforming loans and other real estate owned reflect operating difficulties of individual borrowers and weaknesses in the economies of the markets we serve. The allowances may not be adequate to cover actual losses, and future allowance for credit losses could materially and adversely affect our financial condition, results of operations, and cash flows.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/20 - 01/31/20	570,200	$18.09	570,200	6,429,800
02/01/20 - 02/29/20	1,294,731	$17.83	1,121,725	5,308,075
03/01/20 - 03/31/20	3,210,602	$15.11	3,208,616	2,099,459
Quarter-to-date 03/31/20	5,075,533	$16.14	4,900,541	2,099,459
In the first quarter of 2020, the Board of Directors approved the repurchase of up to 7.0 million shares of the Company’s stock to be repurchased, as conditions warrant, through January 31, 2021.  During the three months ended March 31, 2020, Old National also repurchased a limited number of shares associated with employee share-based incentive programs.
ITEM 5.  OTHER INFORMATION
(a)None
(b)There have been no material changes in the procedure by which security holders recommend nominees to the Company’s board of directors.

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

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Old National’s Form 10-Q Report for the quarterly period ended March 31, 2020, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from Old National’s Form 10-Q Report for the quarterly period ended March 31, 2020, formatted in inline XBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD NATIONAL BANCORP
(Registrant)

By:	/s/ Brendon B. Falconer
Brendon B. Falconer
Senior Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

Date: April 29, 2020