Form 10-Q
period 2020-06-30
OLD NATIONAL BANCORP /IN/
filed 2020-07-29
CIK 707179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit such files).    Yes   ☑   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock.  The registrant has one class of common stock (no par value) with 165,093,000 shares outstanding at June 30, 2020.

OLD NATIONAL BANCORP
FORM 10-Q

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
As used in this report, references to “Old National,” “we,” “our,” “us,” and similar terms refer to the consolidated entity consisting of Old National Bancorp and its wholly-owned affiliates. Old National Bancorp refers solely to the parent holding company, and Old National Bank refers to Old National Bancorp’s bank subsidiary.
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
Common Stock:  Old National Bancorp common stock, without par value
COVID-19: Novel coronavirus originating in Wuhan, China in December 2019
CRA: Community Reinvestment Act
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
PPP: Paycheck Protection Program
Renewable Energy:  investment tax credits for solar projects
SBA:  Small Business Administration
SEC:  Securities and Exchange Commission
TBA:  to be announced
TDR:  troubled debt restructuring

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS

(dollars and shares in thousands, except per share data)	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Cash and due from banks	$241,054	$234,766
Money market and other interest-earning investments	69,440	41,571
Total cash and cash equivalents	310,494	276,337
Equity securities, at fair value	40,246	6,842
Investment securities - available-for-sale, at fair value:
U.S. Treasury	35,731	17,682
U.S. government-sponsored entities and agencies	453,501	592,984
Mortgage-backed securities	3,304,054	3,183,861
States and political subdivisions	1,355,959	1,275,643
Other securities	298,026	314,921
Total investment securities - available-for-sale	5,447,271	5,385,091
Federal Home Loan Bank/Federal Reserve Bank stock, at cost	174,103	164,099
Loans held for sale, at fair value	122,507	46,898
Loans:
Commercial	4,307,505	2,890,296
Commercial real estate	5,403,316	5,166,792
Residential real estate	2,229,298	2,334,289
Consumer credit, net of unearned income	1,675,582	1,726,147
Total loans	13,615,701	12,117,524
Allowance for loan losses (1)	(128,394)	(54,619)
Net loans	13,487,307	12,062,905
Premises and equipment, net	462,796	490,925
Operating lease right-of-use assets	80,400	95,477
Accrued interest receivable	84,387	85,123
Goodwill	1,036,994	1,036,994
Other intangible assets	52,717	60,105
Company-owned life insurance	453,116	448,967
Other assets	349,850	251,904
Total assets	$22,102,188	$20,411,667
Liabilities
Deposits:
Noninterest-bearing demand	$5,217,678	$4,042,286
Interest-bearing:
Checking and NOW	4,567,046	4,149,639
Savings	3,166,680	2,845,423
Money market	1,895,809	1,833,819
Other time deposits	1,321,499	1,589,988
Brokered certificates of deposit	150,734	92,242
Total deposits	16,319,446	14,553,397
Federal funds purchased and interbank borrowings	801	350,414
Securities sold under agreements to repurchase	367,744	327,782
Federal Home Loan Bank advances	2,035,014	1,822,847
Other borrowings	237,877	243,685
Operating lease liabilities	91,845	99,500
Accrued expenses and other liabilities	185,206	161,589
Total liabilities	19,237,933	17,559,214
Shareholders' Equity
Preferred stock, 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $1.00 per share stated value, 300,000 shares authorized, 165,093 and 169,616 shares issued and outstanding, respectively	165,093	169,616
Capital surplus	1,871,741	1,944,445
Retained earnings	678,378	682,185
Accumulated other comprehensive income (loss), net of tax	149,043	56,207
Total shareholders' equity	2,864,255	2,852,453
Total liabilities and shareholders' equity	$22,102,188	$20,411,667
(1)Beginning January 1, 2020, calculation is based on current expected loss methodology. Prior to January 1, 2020, calculation was based on incurred loss methodology.
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars and shares in thousands, except per share data)	2020	2019	2020	2019
Interest Income
Loans including fees:
Taxable	$124,737	$148,253	$253,464	$287,225
Nontaxable	3,453	3,986	7,078	8,209
Investment securities:
Taxable	25,398	29,241	52,754	57,278
Nontaxable	8,352	7,249	16,294	14,657
Money market and other interest-earning investments	34	334	383	612
Total interest income	161,974	189,063	329,973	367,981
Interest Expense
Deposits	6,798	18,519	19,096	34,963
Federal funds purchased and interbank borrowings	44	1,817	1,284	3,735
Securities sold under agreements to repurchase	185	671	569	1,333
Federal Home Loan Bank advances	6,844	10,039	14,612	19,970
Other borrowings	2,432	2,787	4,970	5,702
Total interest expense	16,303	33,833	40,531	65,703
Net interest income	145,671	155,230	289,442	302,278
Provision for loan losses (1)	22,545	1,003	39,495	2,046
Net interest income after provision for loan losses	123,126	154,227	249,947	300,232
Noninterest Income
Wealth management fees	9,424	9,909	18,308	18,444
Service charges on deposit accounts	7,582	11,515	17,659	22,341
Debit card and ATM fees	4,832	5,419	9,830	10,922
Mortgage banking revenue	17,313	7,135	28,432	12,146
Investment product fees	4,845	5,591	10,719	10,862
Capital markets income	6,179	3,150	10,507	5,667
Company-owned life insurance	2,968	2,711	6,048	5,899
Debt securities gains (losses), net	511	1,165	5,685	1,062
Other income	4,807	4,619	8,775	10,287
Total noninterest income	58,461	51,214	115,963	97,630
Noninterest Expense
Salaries and employee benefits	66,556	71,566	145,729	142,749
Occupancy	13,245	14,559	28,378	29,137
Equipment	3,853	4,517	9,158	8,991
Marketing	2,395	4,439	5,492	8,162
Data processing	9,629	10,207	19,096	19,548
Communication	2,296	2,849	5,094	5,903
Professional fees	3,545	4,921	7,838	7,831
FDIC assessment	2,014	1,454	3,623	3,541
Amortization of intangibles	3,612	4,325	7,388	8,797
Amortization of tax credit investments	287	568	5,802	828
Other expense	12,689	8,713	41,267	15,672
Total noninterest expense	120,121	128,118	278,865	251,159
Income before income taxes	61,466	77,323	87,045	146,703
Income tax expense	9,761	14,359	12,700	27,463
Net income	$51,705	$62,964	$74,345	$119,240
Net income per common share - basic	$0.32	$0.37	$0.45	$0.69
Net income per common share - diluted	0.32	0.36	0.45	0.68
Weighted average number of common shares outstanding - basic	164,732	172,985	166,240	173,855
Weighted average number of common shares outstanding - diluted	165,302	173,675	166,848	174,531
Dividends per common share	$0.14	$0.13	$0.28	$0.26
(1)Beginning January 1, 2020, calculation is based on current expected loss methodology. Prior to January 1, 2020, calculation was based on incurred loss methodology.
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Net income	$51,705	$62,964	$74,345	$119,240

Other comprehensive income (loss):

Change in debt securities available-for-sale:
Unrealized holding gains (losses) for the period	15,728	51,249	119,682	113,514
Reclassification adjustment for securities (gains) losses realized in income	(511)	(1,165)	(5,685)	(1,062)
Income tax effect	(2,906)	(11,825)	(25,317)	(26,403)
Unrealized gains (losses) on available-for-sale debt securities	12,311	38,259	88,680	86,049

Change in securities held-to-maturity:
Amortization of unrealized losses on securities transferred from available-for-sale	—	564	—	1,021
Income tax effect	—	(129)	—	(235)
Changes from securities held-to-maturity	—	435	—	786

Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	(246)	944	7,557	552
Reclassification adjustment for (gains) losses realized in net income	(1,670)	(6)	(2,101)	(391)
Income tax effect	470	(231)	(1,341)	(40)
Changes from cash flow hedges	(1,446)	707	4,115	121

Defined benefit pension plans:
Amortization of net loss recognized in income	27	21	54	41
Income tax effect	(6)	(5)	(13)	(10)
Changes from defined benefit pension plans	21	16	41	31
Other comprehensive income (loss), net of tax	10,886	39,417	92,836	86,987
Comprehensive income	$62,591	$102,381	$167,181	$206,227
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

(dollars in thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2018	$175,141	$2,031,695	$527,684	$(44,950)	$2,689,570
Cumulative effect of change in accounting principles	—	—	6,322	—	6,322
Balance, January 1, 2019	175,141	2,031,695	534,006	(44,950)	2,695,892
Net income	—	—	56,276	—	56,276
Other comprehensive income (loss)	—	—	—	47,570	47,570
Dividends - common stock ($0.13 per share)	—	—	(22,812)	—	(22,812)
Common stock issued	9	121	—	—	130
Common stock repurchased	(1,655)	(25,642)	—	—	(27,297)
Share-based compensation expense	—	1,800	—	—	1,800
Stock activity under incentive compensation plans	484	(12)	(159)	—	313
Balance, March 31, 2019	$173,979	$2,007,962	$567,311	$2,620	$2,751,872
Net income	—	—	62,964	—	62,964
Other comprehensive income (loss)	—	—	—	39,417	39,417
Dividends - common stock ($0.13 per share)	—	—	(22,476)	—	(22,476)
Common stock issued	10	138	—	—	148
Common stock repurchased	(1,884)	(28,961)	—	—	(30,845)
Share-based compensation expense	—	1,946	—	—	1,946
Stock activity under incentive compensation plans	126	120	(133)	—	113
Balance, June 30, 2019	$172,231	$1,981,205	$607,666	$42,037	$2,803,139

Balance, December 31, 2019	$169,616	$1,944,445	$682,185	$56,207	$2,852,453
Cumulative effect of change in accounting principles (Note 2)	—	—	(31,150)	—	(31,150)
Balance, January 1, 2020	169,616	1,944,445	651,035	56,207	2,821,303
Net income	—	—	22,640	—	22,640
Other comprehensive income (loss)	—	—	—	81,950	81,950
Dividends - common stock ($0.14 per share)	—	—	(23,535)	—	(23,535)
Common stock issued	9	142	—	—	151
Common stock repurchased	(5,076)	(76,746)	—	—	(81,822)
Share-based compensation expense	—	2,748	—	—	2,748
Stock activity under incentive compensation plans	560	(329)	(231)	—	—
Balance, March 31, 2020	$165,109	$1,870,260	$649,909	$138,157	$2,823,435
Net income	—	—	51,705	—	51,705
Other comprehensive income (loss)	—	—	—	10,886	10,886
Dividends - common stock ($0.14 per share)	—	—	(23,113)	—	(23,113)
Common stock issued	11	134	—	—	145
Common stock repurchased	(34)	(439)	—	—	(473)
Share-based compensation expense	—	1,480	—	—	1,480
Stock activity under incentive compensation plans	7	306	(123)	—	190
Balance, June 30, 2020	$165,093	$1,871,741	$678,378	$149,043	$2,864,255
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2020	2019
Cash Flows From Operating Activities
Net income	$74,345	$119,240
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	15,053	13,171
Amortization of other intangible assets	7,388	8,797
Amortization of tax credit investments	5,802	828
Net premium amortization on investment securities	10,145	6,852
Accretion income related to acquired loans	(12,406)	(20,257)
Share-based compensation expense	4,228	3,746
Excess tax (benefit) expense on share-based compensation	(734)	(1,053)
Provision for loan losses	39,495	2,046
Debt securities (gains) losses, net	(5,685)	(1,062)
Net (gains) losses on sales of loans and other assets	7,760	227
Increase in cash surrender value of company-owned life insurance	(6,048)	(5,899)
Residential real estate loans originated for sale	(672,393)	(282,134)
Proceeds from sales of residential real estate loans	602,671	263,028
(Increase) decrease in interest receivable	737	(1,079)
(Increase) decrease in other assets	(87,642)	12,344
Increase (decrease) in accrued expenses and other liabilities	(19,284)	(45,426)
Net cash flows provided by (used in) operating activities	(36,568)	73,369
Cash Flows From Investing Activities
Purchases of investment securities available-for-sale	(1,154,055)	(1,038,437)
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	(10,025)	(14,439)
Proceeds from maturities, prepayments, and calls of investment securities available-for-sale	948,093	335,035
Proceeds from sales of investment securities available-for-sale	256,438	267,632
Proceeds from maturities, prepayments, and calls of investment securities held-to-maturity	—	35,958
Proceeds from sales of Federal Home Loan Bank/Federal Reserve Bank stock	21	19
Proceeds from sales of equity securities	956	130
Loan originations and payments, net	(1,488,360)	216,356
Proceeds from company-owned life insurance death benefits	1,899	4,374
Proceeds from sales of premises and equipment and other assets	6,363	2,534
Purchases of premises and equipment and other assets	(18,714)	(24,002)
Net cash flows provided by (used in) investing activities	(1,457,384)	(214,840)
Cash Flows From Financing Activities
Net increase (decrease) in:
Deposits	1,766,049	13,152
Federal funds purchased and interbank borrowings	(349,613)	139,901
Securities sold under agreements to repurchase	39,962	(27,754)
Other borrowings	(5,407)	3,864
Payments for maturities of Federal Home Loan Bank advances	(250,005)	(325,999)
Proceeds from Federal Home Loan Bank advances	455,770	425,000
Cash dividends paid on common stock	(46,648)	(45,288)
Common stock repurchased	(82,295)	(58,142)
Proceeds from exercise of stock options	—	280
Common stock issued	296	278
Net cash flows provided by (used in) financing activities	1,528,109	125,292
Net increase (decrease) in cash and cash equivalents	34,157	(16,179)
Cash and cash equivalents at beginning of period	276,337	317,165
Cash and cash equivalents at end of period	$310,494	$300,986
Supplemental cash flow information:
Total interest paid	$42,278	$66,419
Total taxes paid (net of refunds)	$1,999	$1,204
Investment securities purchased but not settled	$36,681	$1,424
Operating lease right-of-use assets obtained in exchange for lease obligations	$(992)	$117,751
Finance lease right-of-use assets obtained in exchange for lease obligations	$5,225	$7,871
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.  Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of June 30, 2020 and December 31, 2019, and the results of its operations for the three and six months ended June 30, 2020 and 2019.  Interim results do not necessarily represent annual results.  These financial statements should be read in conjunction with Old National’s Annual Report on Form 10-K for the year ended December 31, 2019.
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

Old National adopted CECL on January 1, 2020 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Results for the reporting periods after January 1, 2020 are presented under Topic 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. As of that date, Old National increased the allowance for credit losses for loans by $41.3 million and increased the allowance for credit losses for unfunded loan commitments by $4.5 million, since the ASU covers credit losses over the expected life of a loan as well as considering future changes in macroeconomic conditions. The increase related to the acquired loan portfolio totaled $27.1 million. Under the previously applicable accounting guidance, any remaining unamortized loan discount on an individual loan could be used to offset a charge-off for that loan, so the allowance for loan losses needed for the acquired loans was reduced by the remaining loan discounts. ASU 2016-13 requires an allowance for credit losses to be recognized in addition to the loan discount. The impact of adopting the ASU, and at each subsequent reporting period, is highly dependent on credit quality, macroeconomic forecasts and conditions, composition of our loans and available-for-sale securities portfolio, along with other management judgements. As of January 1, 2020, Old National recorded a cumulative-effect adjustment of $31.2 million to decrease retained earnings.

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
In December 2018, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. In March 2020, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC published an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The interim final rule maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). Old National is adopting the capital transition relief over the permissible five-year period.

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

FASB ASC 326 and 842 – In February 2020, the FASB issued ASU No. 2020-02, Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). This ASU inserts a paragraph to address the November 2019 issuance of SEC Staff Accounting Bulletin (“SAB”) 119, Accounting for Loan Losses by Registrants Engaged in Lending Activities Subject to FASB ASC Topic 326. The SAB updates existing staff guidance on developing a systematic methodology for estimating credit losses, and it explains the documentation the staff typically would expect from registrants in support of estimates of current expected credit losses (“CECL”) for lending activities, when material. The amendments in this update became effective upon issuance and did not have a material impact on the consolidated financial statements.

Guidance on Non-TDR Loan Modifications due to COVID-19
On March 22, 2020, a statement was issued by our banking regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the “Interagency Statement”) that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) that passed on March 27, 2020 further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. In accordance with such guidance, we are offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. See Note 6 for further information on non-TDR loan modifications.
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
Acquisitions and Dispositions of Businesses and Related Pro Forma Information
In May 2020, the SEC issued a final rule that revises the circumstances that require financial statements and related pro forma information for acquisitions and dispositions of businesses. The intent of the rule is to allow for more meaningful conclusions on when an acquired or disposed business is significant as well as to improve the related disclosure requirements. The changes are intended to improve the financial information about acquired or disposed businesses, facilitate more timely access to capital, and reduce the complexity and costs to prepare the disclosure. The final rule is effective January 1, 2021; however, voluntary early compliance is permitted.
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

The following table reconciles basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars and shares in thousands, except per share data)	2020	2019	2020	2019
Basic Net Income Per Share
Net income	$51,705	$62,964	$74,345	$119,240
Weighted average common shares outstanding	164,732	172,985	166,240	173,855
Basic Net Income Per Share	$0.32	$0.37	$0.45	$0.69
Diluted Net Income Per Share
Net income	$51,705	$62,964	$74,345	$119,240
Weighted average common shares outstanding	164,732	172,985	166,240	173,855
Effect of dilutive securities:
Restricted stock	535	643	571	626
Stock options (1)	35	47	37	50
Weighted average shares outstanding	165,302	173,675	166,848	174,531
Diluted Net Income Per Share	$0.32	$0.36	$0.45	$0.68
(1)Options to purchase 14 thousand shares outstanding at June 30, 2020 and 2019 were not included in the computation of net income per diluted share for the three and six months ended June 30, 2020 and 2019 because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.
NOTE 4 – INVESTMENT SECURITIES
The following table summarizes the amortized cost, fair value, and allowance for credit losses of the available-for-sale investment securities portfolio and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses for Investments	Fair Value
June 30, 2020
Available-for-Sale
U.S. Treasury	$35,388	$343	$—	$—	$35,731
U.S. government-sponsored entities and agencies	449,789	3,906	(194)	—	453,501
Mortgage-backed securities - Agency	3,199,892	105,353	(1,191)	—	3,304,054
States and political subdivisions	1,283,874	72,547	(462)	—	1,355,959
Pooled trust preferred securities	13,785	—	(6,600)	—	7,185
Other securities	278,664	13,642	(1,465)	—	290,841
Total available-for-sale securities	$5,261,392	$195,791	$(9,912)	$—	$5,447,271

December 31, 2019
Available-for-Sale
U.S. Treasury	$17,567	$117	$(2)	$—	$17,682
U.S. government-sponsored entities and agencies	596,595	1,027	(4,638)	—	592,984
Mortgage-backed securities - Agency	3,151,550	41,363	(9,052)	—	3,183,861
States and political subdivisions	1,232,497	44,193	(1,047)	—	1,275,643
Pooled trust preferred securities	13,811	—	(5,589)	—	8,222
Other securities	301,189	6,842	(1,332)	—	306,699
Total available-for-sale securities	$5,313,209	$93,542	$(21,660)	$—	$5,385,091

Proceeds from sales or calls of available-for-sale investment securities and the resulting realized gains and realized losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Proceeds from sales of available-for-sale debt securities	$20,028	$258,951	$256,438	$267,632
Proceeds from calls of available-for-sale debt securities	141,964	38,430	305,735	62,115
Total	$161,992	$297,381	$562,173	$329,747

Realized gains on sales of available-for-sale debt securities	$545	$3,032	$6,140	$3,103
Realized gains on calls of available-for-sale debt securities	27	—	40	3
Realized losses on sales of available-for-sale debt securities	(61)	(1,867)	(470)	(2,015)
Realized losses on calls of available-for-sale debt securities	—	—	(25)	(29)
Debt securities gains (losses), net	$511	$1,165	$5,685	$1,062
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

	June 30, 2020
(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Maturity
Available-for-Sale
Within one year	$445,695	$452,387	2.38%
One to five years	2,906,997	3,011,675	2.56
Five to ten years	601,337	625,807	3.00
Beyond ten years	1,307,363	1,357,402	3.23
Total	$5,261,392	$5,447,271	2.76%

The following table summarizes the available-for-sale investment securities with unrealized losses for which an allowance for credit losses has not been recorded by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2020
Available-for-Sale
U.S. government-sponsored entities and agencies	$30,406	$(194)	$—	$—	$30,406	$(194)
Mortgage-backed securities - Agency	275,313	(1,068)	7,038	(123)	282,351	(1,191)
States and political subdivisions	14,263	(462)	—	—	14,263	(462)
Pooled trust preferred securities	—	—	7,185	(6,600)	7,185	(6,600)
Other securities	25,511	(282)	22,292	(1,183)	47,803	(1,465)
Total available-for-sale	$345,493	$(2,006)	$36,515	$(7,906)	$382,008	$(9,912)

December 31, 2019
Available-for-Sale
U.S. Treasury	$999	$(2)	$—	$—	$999	$(2)
U.S. government-sponsored entities and agencies	357,647	(4,638)	—	—	357,647	(4,638)
Mortgage-backed securities - Agency	786,245	(6,122)	212,056	(2,930)	998,301	(9,052)
States and political subdivisions	120,166	(1,016)	7,006	(31)	127,172	(1,047)
Pooled trust preferred securities	—	—	8,222	(5,589)	8,222	(5,589)
Other securities	30,765	(182)	87,066	(1,150)	117,831	(1,332)
Total available-for-sale	$1,295,822	$(11,960)	$314,350	$(9,700)	$1,610,172	$(21,660)
Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for sale debt securities that do not meet the criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale debt securities was needed at June 30, 2020. Accrued interest receivable on available-for-sale debt securities totaled $26.4 million at June 30, 2020 and is excluded from the estimate of credit losses.
The U.S. government sponsored entities and agencies and mortgage-backed securities – agency are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. Therefore, for those securities, we do not record expected credit losses.
Prior to the adoption of ASC 326, there was no OTTI recorded during the six months ended June 30, 2019.
At June 30, 2020, Old National’s securities portfolio consisted of 1,842 securities, 68 of which were in an unrealized loss position.  The unrealized losses attributable to our U.S. government-sponsored entities and agencies, agency mortgage-backed securities, states and political subdivisions, and other securities are the result of fluctuations in interest rates.  Our pooled trust preferred securities are discussed below.  At June 30, 2020, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.

Pooled Trust Preferred Securities
At June 30, 2020, our securities portfolio contained two pooled trust preferred securities with a fair value of $7.2 million and unrealized losses of $6.6 million.  These securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows.  For the six months ended June 30, 2020 and 2019, we did not recognize any losses on these securities.
The table below summarizes the relevant characteristics of our pooled trust preferred securities as well as our single issuer trust preferred securities that are included in the “other securities” category in this footnote.  Each of the pooled trust preferred securities support a more senior tranche of security holders.  Both pooled trust preferred securities have experienced credit defaults.  However, we believe that the value of the instruments lies in the full and timely interest payments that will be received through maturity, the steady amortization that will be experienced until maturity, and the full return of principal by the final maturity of the collateralized debt obligations.

Trust preferred securities
June 30, 2020
(dollars in thousands)	Class	Lowest Credit Rating (1)	Amortized Cost	Fair Value	Unrealized Gain/ (Loss)	# of Issuers Currently Performing/ Remaining	Actual Deferrals and Defaults as a % of Original Collateral	Expected Defaults as a % of Remaining Performing Collateral	Excess Subordination as a % of Current Performing Collateral
Pooled trust preferred securities:
Pretsl XXVII LTD	B	B	$4,254	$2,139	$(2,115)	32/41	14.4%	10.9%	33.3%
Trapeza Ser 13A	A2A	BBB	9,531	5,046	(4,485)	39/41	4.5%	6.5%	51.8%
			13,785	7,185	(6,600)
Single Issuer trust preferred securities:
JP Morgan Chase & Co		BBB-	4,803	3,937	(866)

Total			$18,588	$11,122	$(7,466)
(1)Lowest rating for the security provided by any nationally recognized credit rating agency.
Equity Securities
Old National's equity securities with readily determinable fair values are primarily comprised of CRA Qualified Investment mutual funds and totaled $40.2 million at June 30, 2020 and $6.8 million at December 31, 2019.  There were gains on equity securities of $0.6 million during the three months ended June 30, 2020 and $0.7 million during the six months ended June 30, 2020, compared to losses of $18 thousand during the three months ended June 30, 2019 and gains of $154 thousand during the six months ended June 30, 2019.  Old National also has equity securities without readily determinable fair values that are included in other assets that totaled $91.9 million at June 30, 2020 and $91.4 million at December 31, 2019.  These are illiquid investments that consist of partnerships, limited liability companies, and other ownership interests that support affordable housing, economic development, and community revitalization initiatives in low-to-moderate income neighborhoods.  There have been no impairments or adjustments on these securities in the six months ended June 30, 2020 or 2019.
NOTE 5 – LOANS HELD FOR SALE
Mortgage loans held for immediate sale in the secondary market were $122.5 million at June 30, 2020, compared to $46.9 million at December 31, 2019.  Residential loans that Old National has originated with the intent to sell are recorded at fair value.  Conventional mortgage production is sold on a servicing retained basis.  Certain loans, such as government guaranteed mortgage loans are sold on servicing released basis.
NOTE 6 – LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans
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
The loan categories used to monitor and analyze interest income and yields are different than the portfolio segments used to determine the allowance for credit losses for loans. The allowance for credit losses was calculated by pooling loans of similar credit risk characteristics and credit monitoring procedures. The four loan portfolios are classified into seven segments of loans - commercial, commercial real estate, BBCC, residential real estate, indirect, direct, and home equity. The commercial and commercial real estate loan categories shown on the balance sheet include the same pool of loans as the commercial, commercial real estate, and BBCC portfolio segments. The consumer loan category shown on the balance sheet is comprised of the same loans in the indirect, direct, and home equity portfolio segments. The composition of loans by portfolio segment as of June 30, 2020 follows:

	June 30, 2020	Segment	June 30, 2020
	Statement	Portfolio	After
(dollars in thousands)	Balance	Reclassifications	Reclassifications
Loans:
Commercial	$4,307,505	$(193,861)	$4,113,644
Commercial real estate	5,403,316	(166,369)	5,236,947
BBCC	N/A	360,230	360,230
Residential real estate	2,229,298	—	2,229,298
Consumer	1,675,582	(1,675,582)	N/A
Indirect	N/A	933,723	933,723
Direct	N/A	194,573	194,573
Home equity	N/A	547,286	547,286
Total	$13,615,701	$—	$13,615,701
The composition of loans by portfolio segment follows:

(dollars in thousands)	June 30, 2020	January 1, 2020
Commercial (1) (2)	$4,113,644	$2,817,833
Commercial real estate	5,236,947	4,890,890
BBCC	360,230	352,714
Residential real estate	2,229,298	2,334,394
Indirect	933,723	935,594
Direct	194,573	228,526
Home equity	547,286	562,051
Total loans	13,615,701	12,122,002
Allowance for credit losses	(128,394)	(95,966)
Net loans	$13,487,307	$12,026,036
(1)Includes direct finance leases of $42.1 million at June 30, 2020 and $47.2 million at January 1, 2020.
(2)Includes PPP loans of $1.463 billion at June 30, 2020.
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
Section 1102 of the CARES Act created the Paycheck Protection Program (“PPP”), a program administered by the Small Business Administration (the “SBA”) to provide loans to small businesses for payroll and other basic expenses during the COVID-19 pandemic. Old National has participated in the PPP as a lender. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. Additionally, loan payments will also be deferred for six months of the loan. The PPP commenced on April 3, 2020 and is available to qualified borrowers through August 8, 2020, or as long as the appropriated funding is available. No collateral or personal guarantees are required. Neither the government nor lenders are permitted to charge the recipients any fees.
Old National began accepting applications from qualified borrowers on April 3, 2020 and as of June 30, 2020 over 9,200 applications have been processed and approved, representing $1.538 billion in funding to new and existing clients through the PPP.
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
At 214%, Old National Bank’s commercial real estate loans as a percentage of its risk-based capital remained well below the regulatory guideline limit of 300% at June 30, 2020.
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
Home Equity
Home Equity loans are generally secured by 1-4 family residences that are owner occupied. Old National has established conservative underwriting standards such as minimum FICO scores, maximum loan-to-value ratios, and maximum debt-to-income ratios. Repayment of these loans depends largely on the personal income of the borrowers which can be affected by changes in economic conditions such as unemployment levels. Portfolio risk is mitigated by the fact that the loans are of smaller amounts spread over many borrowers, along with conservative credit policies as well as monitoring of updated borrower credit scores.
Allowance for Credit Losses
Loans
Credit quality within the loans held for investment portfolio is continuously monitored by management and is reflected within the allowance for credit losses for loans. The allowance for credit losses is an estimate of expected losses inherent within the Company’s loans held for investment portfolio. Credit quality is assessed and monitored by evaluating various attributes and the results of those evaluations are utilized in underwriting new loans and in our process for estimating expected credit losses. Expected credit loss inherent in non-cancelable off-balance-sheet credit exposures is accounted for as a separate liability included in other liabilities on the balance sheet. The allowance for credit losses for loans held for investment is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries. We have made a policy election to report accrued interest receivable as a separate line item on the balance sheet. Accrued interest receivable on loans totaled $56.9 million at June 30, 2020 and is excluded from the estimate of credit losses.
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
The allowance for credit losses increased for the three and six months ended June 30, 2020 primarily due to macroeconomic factors surrounding the COVID-19 pandemic. The forecast scenario includes elevated unemployment, which is forecasted to increase slightly through the first quarter of 2021. The scenario also shows a decrease in nominal gross domestic product with a return to growth by the second quarter of 2021. In addition to these quantitative inputs, several qualitative factors were considered, including the risk that the economic decline, specifically unemployment and gross domestic product, prove to be more severe and/or prolonged than our baseline forecast. The mitigating impact of the unprecedented fiscal stimulus, including direct payments to individuals, increased unemployment benefits, as well as the various government sponsored loan programs, was also considered.

Old National’s activity in the allowance for credit losses for loans by portfolio segment for the three and six months ended June 30, 2020 was as follows:

(dollars in thousands)	Balance at Beginning of Period	Impact of Adopting ASC 326	Sub-Total	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Three Months Ended June 30, 2020
Commercial	$31,125	$—	$31,125	$(136)	$553	$(1,924)	$29,618
Commercial real estate	54,103	—	54,103	(1,160)	246	17,880	71,069
BBCC	5,417	—	5,417	(66)	56	925	6,332
Residential real estate	9,637	—	9,637	(16)	42	4,581	14,244
Indirect	3,666	—	3,666	(367)	494	660	4,453
Direct	822	—	822	(405)	231	187	835
Home equity	1,610	—	1,610	(82)	79	236	1,843
Total allowance for credit losses	$106,380	$—	$106,380	$(2,232)	$1,701	$22,545	$128,394

Six Months Ended June 30, 2020
Commercial	$21,359	$7,150	$28,509	$(5,178)	$910	$5,377	$29,618
Commercial real estate	20,535	25,548	46,083	(2,452)	915	26,523	71,069
BBCC	2,279	3,702	5,981	(81)	122	310	6,332
Residential real estate	2,299	6,986	9,285	(316)	211	5,064	14,244
Indirect	5,319	(1,669)	3,650	(1,570)	908	1,465	4,453
Direct	1,863	(1,059)	804	(880)	383	528	835
Home equity	965	689	1,654	(200)	161	228	1,843
Total allowance for credit losses	$54,619	$41,347	$95,966	$(10,677)	$3,610	$39,495	$128,394
The provision recapture for the three months ended June 30, 2020 for the commercial portfolio was the result of several offsetting items. The economic forecast resulted in an increase to the provision for credit losses for the quarter, which was more than offset by a decrease in balances in the commercial portfolio (excluding PPP loans) during the quarter. PPP loans were factored in the provision for credit losses for the three months ended June 30, 2020; however, due to the SBA guaranty and our borrowers’ adherence to the PPP terms, the provision impact was insignificant.
Unfunded Loan Commitments
Old National maintains an allowance for credit losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a drawdown on the commitment. The allowance for credit losses on unfunded loan commitments is classified as a liability account on the balance sheet. Old National’s activity in the allowance for credit losses on unfunded loan commitments for the three and six months ended June 30, 2020 was as follows:

(dollars in thousands)	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Allowance for credit losses on unfunded loan commitments:
Balance at beginning of period	$8,950	$2,656
Impact of adopting ASC 326	—	4,549
Sub-Total	8,950	7,205
Expense (reversal of expense) for credit losses	2,076	3,821
Balance at end of period	$11,026	$11,026

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
Pass rated loans are those loans that are other than criticized, classified – substandard, classified – nonaccrual, or classified – doubtful.

The following table summarizes the risk category of commercial, commercial real estate, and BBCC loans by loan portfolio segment and class of loan:

	Risk Rating
(dollars in thousands)	Pass	Criticized	Classified - Substandard	Classified - Nonaccrual	Classified - Doubtful	Total
June 30, 2020
Commercial:
Term Loans at Amortized Cost by Origination Year:
Prior to 2016	$315,486	$8,196	$6,818	$2,474	$1,746	$334,720
2016	164,951	4,737	4,641	832	619	175,780
2017	315,876	8,898	16,141	4,139	8,925	353,979
2018	279,110	16,801	11,808	5,219	483	313,421
2019	537,539	8,710	5,960	4,175	—	556,384
2020	1,683,849	2,347	1,133	—	—	1,687,329
Revolving Loans	502,947	19,101	13,462	3,067	—	538,577
Revolving to Term Loans	137,905	2,622	6,821	6,106	—	153,454
Total	$3,937,663	$71,412	$66,784	$26,012	$11,773	$4,113,644

Commercial real estate:
Term Loans at Amortized Cost by Origination Year:
Prior to 2016	$696,386	$17,734	$17,006	$15,380	$3,214	$749,720
2016	568,658	7,647	19,770	2,362	9,965	608,402
2017	769,069	53,841	38,710	3,886	4,267	869,773
2018	851,522	12,341	14,757	4,310	3,256	886,186
2019	1,030,103	39,620	2,754	2,172	1,920	1,076,569
2020	678,684	2,326	1,326	—	—	682,336
Revolving Loans	27,710	—	244	—	—	27,954
Revolving to Term Loans	318,622	6,370	10,647	368	—	336,007
Total	$4,940,754	$139,879	$105,214	$28,478	$22,622	$5,236,947

BBCC:
Term Loans at Amortized Cost by Origination Year:
Prior to 2016	$12,140	$—	$—	$—	$91	$12,231
2016	28,945	765	52	120	—	29,882
2017	42,552	639	196	408	72	43,867
2018	58,668	768	39	380	464	60,319
2019	87,160	1,411	1,199	529	—	90,299
2020	44,309	1,061	232	692	—	46,294
Revolving Loans	48,419	2,685	520	75	—	51,699
Revolving to Term Loans	21,631	1,682	1,110	1,216	—	25,639
Total	$343,824	$9,011	$3,348	$3,420	$627	$360,230

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

	Payment Performance
(dollars in thousands)	Performing	Nonperforming	Total
June 30, 2020
Residential real estate:
Term Loans at Amortized Cost by Origination Year:
Prior to 2016	$783,682	$20,693	$804,375
2016	258,164	2,201	260,365
2017	263,238	628	263,866
2018	182,395	611	183,006
2019	532,392	117	532,509
2020	184,982	65	185,047
Revolving Loans	—	—	—
Revolving to Term Loans	130	—	130
Total	$2,204,983	$24,315	$2,229,298
Indirect:
Term Loans at Amortized Cost by Origination Year:
Prior to 2016	$39,794	$231	$40,025
2016	82,247	651	82,898
2017	133,548	1,018	134,566
2018	176,931	629	177,560
2019	317,495	306	317,801
2020	180,779	—	180,779
Revolving Loans	—	—	—
Revolving to Term Loans	94	—	94
Total	$930,888	$2,835	$933,723
Direct:
Term Loans at Amortized Cost by Origination Year:
Prior to 2016	$25,369	$521	$25,890
2016	12,951	278	13,229
2017	24,025	126	24,151
2018	41,987	157	42,144
2019	39,424	53	39,477
2020	21,258	—	21,258
Revolving Loans	26,350	—	26,350
Revolving to Term Loans	2,072	2	2,074
Total	$193,436	$1,137	$194,573
Home equity:
Term Loans at Amortized Cost by Origination Year:
Prior to 2016	$—	$—	$—
2016	436	225	661
2017	1,067	37	1,104
2018	990	—	990
2019	1,116	30	1,146
2020	—	—	—
Revolving Loans	519,472	274	519,746
Revolving to Term Loans	19,878	3,761	23,639
Total	$542,959	$4,327	$547,286

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
The following table presents the aging of the amortized cost basis in past due loans as of June 30, 2020 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Current	Total Loans
June 30, 2020
Commercial	$1,229	$845	$5,489	$7,563	$4,106,081	$4,113,644
Commercial Real Estate	312	10,728	14,547	25,587	5,211,360	5,236,947
BBCC	828	416	135	1,379	358,851	360,230
Residential	13,331	4,319	9,696	27,346	2,201,952	2,229,298
Indirect	3,187	580	791	4,558	929,165	933,723
Direct	856	260	435	1,551	193,022	194,573
Home equity	1,234	684	1,758	3,676	543,610	547,286
Total	$20,977	$17,832	$32,851	$71,660	$13,544,041	$13,615,701
The following table presents the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing by class of loan:

	January 1, 2020	March 31, 2020	June 30, 2020
(dollars in thousands)	Nonaccrual Amortized Cost	Nonaccrual Amortized Cost	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing
Commercial	$40,103	$39,893	$37,785	$8,163	$70
Commercial Real Estate	58,350	51,355	51,100	19,412	330
BBCC	4,530	3,869	4,048	—	—
Residential	20,970	23,567	24,315	—	42
Indirect	3,318	2,885	2,835	—	175
Direct	1,303	1,195	1,137	59	162
Home equity	3,857	4,223	4,326	32	—
Total	$132,431	$126,987	$125,546	$27,666	$779
Interest income recognized on nonaccrual loans was insignificant during the three and six months ended June 30, 2020.

When management determines that foreclosure is probable, expected credit losses for collateral dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. A loan is considered collateral dependent when the borrower is experiencing financial difficulty and the loan is expected to be repaid substantially through the operation or sale of the collateral. The class of loan represents the primary collateral type associated with the loan. Significant quarter over quarter changes are reflective of changes in nonaccrual status and not necessarily associated with credit quality indicators like appraisal value. The following table presents the amortized cost basis of collateral dependent loans by class of loan:

	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Investment Securities/Cash	Auto	Other
June 30, 2020
Commercial	$9,143	$19,503	$7,628	$456	$1,107
Commercial Real Estate	38,065	2,251	3,156	—	160
BBCC	1,836	1,936	80	190	—
Residential	24,315	—	—	—	—
Indirect	—	—	—	2,835	—
Direct	862	—	8	255	—
Home equity	4,326	—	—	—	—
Total loans	$78,547	$23,690	$10,872	$3,736	$1,267
Loan Participations
Old National has loan participations, which qualify as participating interests, with other financial institutions.  At June 30, 2020, these loans totaled $871.4 million, of which $376.4 million had been sold to other financial institutions and $495.0 million was retained by Old National.  The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.
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
When a residential or consumer loan is identified as a TDR, the loan is typically written down to its collateral value less selling costs.
The following table presents activity in TDRs for the three months ended June 30, 2020:

(dollars in thousands)	Beginning Balance	(Charge-offs)/ Recoveries	(Payments)/ Disbursements	Additions	Ending Balance
Three Months Ended June 30, 2020
Commercial	$10,928	$—	$(330)	$—	$10,598
Commercial Real Estate	12,848	19	(161)	—	12,706
BBCC	562	31	(446)	—	147
Residential	3,040	—	(28)	—	3,012
Indirect	—	2	(2)	—	—
Direct	922	—	(143)	—	779
Home equity	374	1	(8)	—	367
Total	$28,674	$53	$(1,118)	$—	$27,609

Six Months Ended June 30, 2020
Commercial	$12,412	$(694)	$(1,120)	$—	$10,598
Commercial Real Estate	14,277	(1,253)	(318)	—	12,706
BBCC	578	31	(462)	—	147
Residential	3,107	—	(95)	—	3,012
Indirect	—	5	(5)	—	—
Direct	983	2	(206)	—	779
Home equity	381	2	(16)	—	367
Total	$31,738	$(1,907)	$(2,222)	$—	$27,609
TDRs included within nonaccrual loans totaled $11.3 million at June 30, 2020 and $13.8 million at December 31, 2019.  Old National has allocated specific reserves to customers whose loan terms have been modified in TDRs totaling $1.4 million at June 30, 2020 and $0.9 million at December 31, 2019.  At June 30, 2020, Old National had committed to lend an additional $0.7 million to customers with outstanding loans that are classified as TDRs, compared to $2.3 million at December 31, 2019.
The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the six months ended June 30, 2020 and 2019 are the same except for when the loan modifications involve the forgiveness of principal.  The following table presents loans modified as TDRs that occurred during the six months ended June 30, 2020 and 2019:

(dollars in thousands)	Total
Six Months Ended June 30, 2020
TDR:
Number of loans	—
Pre-modification outstanding recorded investment	$—
Post-modification outstanding recorded investment	—

Six Months Ended June 30, 2019
TDR:
Number of loans	12
Pre-modification outstanding recorded investment	$20,044
Post-modification outstanding recorded investment	20,044
The TDRs that occurred during the six months ended June 30, 2019 decreased the allowance for loan losses by $0.8 million and resulted in no charge-offs.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
TDRs for which there was a payment default within twelve months following the modification were insignificant during the six months ended June 30, 2020 and 2019.
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
Non-TDR Loan Modifications due to COVID-19
On March 22, 2020, the Interagency Statement was issued by our banking regulators that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. In accordance with such guidance, we are offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. The table below presents the volume of loan deferrals through June 30, 2020 by loan category:

(dollars in thousands)	Number	Booked Amount	Booked % of Portfolio
Commercial	1,474	$713,619	25%
Commercial real estate	194	456,500	8
Residential real estate	335	78,639	3
Consumer	2,159	54,786	3
Total	4,162	$1,303,544	11%

Allowance for Loan Losses (Prior to January 1, 2020)
Prior to the adoption of ASC 326 on January 1, 2020, Old National calculated allowance for loan losses using incurred losses methodology. The following tables are disclosures related to the allowance for loan losses in prior periods.
Old National's activity in the allowance for loan losses for the three and six months ended June 30, 2019 was as follows:

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

	December 31, 2019
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

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2019
With no related allowance recorded:
Commercial	$23,227	$23,665	$—
Commercial Real Estate - Construction	12,929	12,929	—
Commercial Real Estate - Other	37,674	38,112	—
Residential	1,774	1,794	—
Consumer	403	568	—
With an allowance recorded:
Commercial	18,252	18,305	7,891
Commercial Real Estate - Other	12,685	12,685	1,006
Residential	1,201	1,201	39
Consumer	1,094	1,094	55
Total	$109,239	$110,353	$8,991
The average balance of impaired loans during the three and six months ended June 30, 2019 are included in the table below.

(dollars in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Average Recorded Investment
With no related allowance recorded:
Commercial	$23,242	$21,585
Commercial Real Estate - Construction	10,996	5,519
Commercial Real Estate - Other	34,387	35,378
Residential	2,325	2,309
Consumer	1,076	838
With an allowance recorded:
Commercial	13,965	15,997
Commercial Real Estate - Construction	3,160	8,294
Commercial Real Estate - Other	22,493	24,368
Residential	866	874
Consumer	1,358	1,577
Total	$113,868	$116,739

The following table presents activity in TDRs for the three and six months ended June 30, 2019:

(dollars in thousands)	Commercial	Commercial Real Estate	Residential	Consumer	Total
Three Months Ended June 30, 2019
Balance at beginning of period	$11,646	$29,137	$3,247	$2,313	$46,343
(Charge-offs)/recoveries	(93)	4	—	4	(85)
(Payments)/disbursements	25	(16,702)	(167)	(117)	(16,961)
Additions	7,294	6,924	—	316	14,534
Balance at end of period	$18,872	$19,363	$3,080	$2,516	$43,831

Six Months Ended June 30, 2019
Balance at beginning of period	$10,275	$27,671	$3,390	$2,374	$43,710
(Charge-offs)/recoveries	(100)	(71)	—	(1)	(172)
(Payments)/disbursements	(1,004)	(18,264)	(310)	(173)	(19,751)
Additions	9,701	10,027	—	316	20,044
Balance at end of period	$18,872	$19,363	$3,080	$2,516	$43,831

NOTE 7 – OTHER REAL ESTATE OWNED
Other real estate owned is included in other assets.  The following table presents activity in other real estate owned:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Balance at beginning of period	$2,163	$3,279	$2,169	$3,232
Additions	57	279	204	673
Sales	(309)	(705)	(423)	(977)
Impairments	(125)	(34)	(164)	(109)
Balance at end of period (1)	$1,786	$2,819	$1,786	$2,819
(1)Includes repossessed personal property of $0.2 million at June 30, 2020 and June 30, 2019.
Foreclosed residential real estate property recorded as a result of obtaining physical possession of the property included in the table above totaled $0.7 million at June 30, 2020 and $0.5 million at December 31, 2019.  Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $3.9 million at June 30, 2020 and $3.7 million at December 31, 2019.
NOTE 8 – PREMISES AND EQUIPMENT
The composition of premises and equipment was as follows:

(dollars in thousands)	June 30, 2020	December 31, 2019
Land	$72,182	$79,569
Buildings	367,658	380,925
Furniture, fixtures, and equipment	113,047	112,654
Leasehold improvements	44,684	44,136
Total	597,571	617,284
Accumulated depreciation	(134,775)	(126,359)
Premises and equipment, net	$462,796	$490,925
Depreciation expense was $6.5 million for the three months ended June 30, 2020 and $15.1 million for the six months ended June 30, 2020, compared to $6.7 million for the three months ended June 30, 2019 and $13.2 million for the six months ended June 30, 2019.

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
Old National does not have any material sub-lease agreements.
The components of lease expense were as follows:

	Affected Line Item in the	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	Statement of Income	2020	2019	2020	2019
Operating lease cost	occupancy/equipment expense	$6,646	$4,291	$15,827	$8,693
Finance lease cost:
Amortization of right-of-use assets	occupancy expense	256	160	423	318
Interest on lease liabilities	interest expense	91	80	169	161
Short-term lease cost	occupancy expense	1	1	1	2
Sub-lease income	occupancy expense	(121)	(181)	(249)	(360)
Total		$6,873	$4,351	$16,171	$8,814
Supplemental balance sheet information related to leases was as follows:

(dollars in thousands)	June 30, 2020	December 31, 2019
Operating Leases
Operating lease right-of-use assets	$80,400	$95,477
Operating lease liabilities	91,845	99,500

Finance Leases
Premises and equipment, net	11,973	7,170
Other borrowings	12,310	7,406

Weighted-Average Remaining Lease Term (in Years)
Operating leases	10.6	10.6
Finance leases	10.7	11.3

Weighted-Average Discount Rate
Operating leases	3.42%	3.45%
Finance leases	3.44%	4.43%

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
(dollars in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,283	$8,843
Operating cash flows from finance leases	169	161
Financing cash flows from finance leases	322	224
The following table presents a maturity analysis of the Company’s lease liability by lease classification at June 30, 2020:

(dollars in thousands)	Operating Leases	Finance Leases
2020	$7,849	$692
2021	14,916	1,394
2022	13,712	1,412
2023	9,093	1,438
2024	7,917	1,444
Thereafter	56,991	8,443
Total undiscounted lease payments	110,478	14,823
Amounts representing interest	(18,633)	(2,513)
Lease liability	$91,845	$12,310
Old National leases certain office space and buildings to unrelated parties in exchange for consideration.  All of these tenant leases are classified as operating leases.  The following table presents a maturity analysis of the Company’s tenant leases at June 30, 2020:

(dollars in thousands)	Tenant Leases
2020	$1,248
2021	2,354
2022	1,952
2023	1,536
2024	1,409
Thereafter	2,520
Total undiscounted lease payments	$11,019

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the changes in the carrying amount of goodwill:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Balance at beginning of period	$1,036,994	$1,036,258	$1,036,994	$1,036,258
Acquisitions and adjustments	—	—	—	—
Balance at end of period	$1,036,994	$1,036,258	$1,036,994	$1,036,258
Old National performed the required annual goodwill impairment test as of August 31, 2019 and there was no impairment.  No events or circumstances since the August 31, 2019 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists. However, management did conclude that the current decline in macroeconomic conditions is a triggering event, but other mitigating factors did not warrant an interim quantitative impairment test. We continue to evaluate our qualitative assessment assumptions, which are subject to risks and uncertainties, including: (1) forecasted revenues, expenses, and cash flows; (2) current discount rates; (3) our market capitalization; (4) observable market transactions and multiples; (5) changes to the regulatory environment; and (6) the nature and amount of government support that has been and is expected to be provided in the future. Refer to Note 20, Commitments and Contingencies, for additional information on COVID-19 and its potential impact to Old National.
The gross carrying amount and accumulated amortization of other intangible assets were as follows:

(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
June 30, 2020
Core deposit	$116,185	$(66,935)	$49,250
Customer trust relationships	16,547	(13,080)	3,467
Total intangible assets	$132,732	$(80,015)	$52,717

December 31, 2019
Core deposit	$119,051	$(63,020)	$56,031
Customer trust relationships	16,547	(12,473)	4,074
Total intangible assets	$135,598	$(75,493)	$60,105
Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years.
Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. No impairment charges were recorded during the six months ended June 30, 2020 or 2019.  Total amortization expense associated with intangible assets was $3.6 million for the three months ended June 30, 2020 and $7.4 million for the six months ended June 30, 2020, compared to $4.3 million for the three months ended June 30, 2019 and $8.8 million for the six months ended June 30, 2019.
Estimated amortization expense for future years is as follows:

(dollars in thousands)
2020 remaining	$6,703
2021	11,336
2022	9,014
2023	7,053
2024	5,645
Thereafter	12,966
Total	$52,717

NOTE 11 – LOAN SERVICING RIGHTS
Loan servicing rights are included in other assets on the balance sheet. At June 30, 2020, loan servicing rights derived from loans sold with servicing retained totaled $24.0 million, compared to $25.4 million at December 31, 2019.  Loans serviced for others are not reported as assets.  The principal balance of loans serviced for others was $3.509 billion at June 30, 2020, compared to $3.445 billion at December 31, 2019.  Approximately 99.8% of the loans serviced for others at June 30, 2020 were residential mortgage loans.  Custodial escrow balances maintained in connection with serviced loans were $41.1 million at June 30, 2020 and $12.7 million at December 31, 2019.
The following table summarizes the carrying values and activity related to loan servicing rights and the related valuation allowance:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Balance at beginning of period	$25,575	$24,271	$25,399	$24,512
Additions	3,672	1,270	5,403	1,929
Amortization	(2,959)	(1,177)	(4,514)	(2,077)
Balance before valuation allowance at end of period	26,288	24,364	26,288	24,364
Valuation allowance:
Balance at beginning of period	(1,443)	(17)	(31)	(15)
(Additions)/recoveries	(810)	(15)	(2,222)	(17)
Balance at end of period	(2,253)	(32)	(2,253)	(32)
Loan servicing rights, net	$24,035	$24,332	$24,035	$24,332
At June 30, 2020, the fair value of servicing rights was $24.0 million, which was determined using a discount rate of 9% and a conditional prepayment rate of 16%.  At December 31, 2019, the fair value of servicing rights was $26.5 million, which was determined using a discount rate of 12% and a conditional prepayment rate of 10%.
NOTE 12 – QUALIFIED AFFORDABLE HOUSING PROJECTS AND OTHER TAX CREDIT INVESTMENTS
Old National is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects.  These investments are included in other assets on the balance sheet, with any unfunded commitments included with other liabilities. As of June 30, 2020, Old National expects to recover its remaining investments through the use of the tax credits that are generated by the investments.
The following table summarizes Old National’s investments in qualified affordable housing projects and other tax credit investments:

(dollars in thousands)		June 30, 2020		December 31, 2019
Investment	Accounting Method	Investment	Unfunded Commitment (1)	Investment	Unfunded Commitment
LIHTC	Proportional amortization	$28,083	$2,646	$29,735	$3,911
FHTC	Equity	25,760	21,778	22,403	17,886
Renewable Energy	Equity	7,644	3,090	7,523	4,129
Total		$61,487	$27,514	$59,661	$25,926
(1)All commitments will be paid by Old National by 2027.

The following table summarizes the amortization expense and tax benefit recognized for Old National’s qualified affordable housing projects and other tax credit investments:

(dollars in thousands)	Amortization Expense (1)	Tax Expense (Benefit) Recognized (2)
Three Months Ended June 30, 2020
LIHTC	$776	$(1,019)
FHTC	—	(1,356)
Renewable Energy	287	(307)
Total	$1,063	$(2,682)

Three Months Ended June 30, 2019
LIHTC	$791	$(1,042)
Renewable Energy	568	(533)
Total	$1,359	$(1,575)

Six Months Ended June 30, 2020
LIHTC	$1,553	$(2,038)
FHTC	5,143	(2,712)
Renewable Energy	659	(707)
Total	$7,355	$(5,457)

Six Months Ended June 30, 2019
LIHTC	$1,584	$(2,085)
Renewable Energy	828	(777)
Total	$2,412	$(2,862)
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
NOTE 13 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase are secured borrowings.  Old National pledges investment securities to secure these borrowings. The following table presents securities sold under agreements to repurchase and related weighted-average interest rates:

	At or for the Six Months Ended	At	At or for the Six Months Ended
(dollars in thousands)	June 30, 2020	December 31, 2019	June 30, 2019
Outstanding at period end	$367,744	$327,782	$334,540
Average amount outstanding during the period	339,818	N/A	346,396
Maximum amount outstanding at any month-end during the period	367,744	N/A	367,884
Weighted-average interest rate:
During the period	0.34%	N/A	0.78%
At period end	0.21%	0.53%	0.86%

The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At June 30, 2020
	Remaining Contractual Maturity of the Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 days	Total
Repurchase Agreements:
U.S. Treasury and agency securities	$367,744	$—	$—	$—	$367,744
Total	$367,744	$—	$—	$—	$367,744
The fair value of securities pledged to secure repurchase agreements may decline.  Old National has pledged securities valued at 109% of the gross outstanding balance of repurchase agreements at June 30, 2020 to manage this risk.
NOTE 14 – FEDERAL HOME LOAN BANK ADVANCES
The following table summarizes Old National Bank’s FHLB advances:

(dollars in thousands)	June 30, 2020	December 31, 2019
FHLB advances (fixed rates 0.34% to 4.96% and variable rates 0.16% to 0.18%) maturing July 2020 to January 2030	$2,006,430	$1,800,664
ASC 815 fair value hedge and other basis adjustments	28,584	22,183
Total other borrowings	$2,035,014	$1,822,847
FHLB advances had weighted-average rates of 1.81%  at June 30, 2020 and 2.19% at December 31, 2019.  Investment securities and residential real estate loans collateralize these borrowings up to 140%  of outstanding debt.
Contractual maturities of FHLB advances at June 30, 2020 were as follows:

(dollars in thousands)
Due in 2020	$80,770
Due in 2021	20,000
Due in 2022	130,500
Due in 2023	160
Due in 2024	325,000
Thereafter	1,450,000
ASC 815 fair value hedge and other basis adjustments	28,584
Total	$2,035,014

NOTE 15 – OTHER BORROWINGS
The following table summarizes Old National’s other borrowings:

(dollars in thousands)	June 30, 2020	December 31, 2019
Old National Bancorp:
Senior unsecured notes (fixed rate 4.125% maturing August 2024)	$175,000	$175,000
Unamortized debt issuance costs related to senior unsecured notes	(637)	(715)
Junior subordinated debentures (variable rates of 1.86% to 2.82%) maturing March 2035 to June 2037	42,000	52,310
Other basis adjustments	(3,268)	(2,833)
Old National Bank:
Finance lease liabilities	12,310	7,406
Subordinated debentures (fixed rate 5.75%)	12,000	12,000
Other	472	517
Total other borrowings	$237,877	$243,685
Contractual maturities of other borrowings at June 30, 2020 were as follows:

(dollars in thousands)
Due in 2020	$497
Due in 2021	1,025
Due in 2022	1,073
Due in 2023	1,132
Due in 2024	176,170
Thereafter	61,412
Unamortized debt issuance costs and other basis adjustments	(3,432)
Total	$237,877
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
Old National, at any time, may redeem the junior subordinated debentures at par and, thereby cause a redemption of the trust preferred securities in whole or in part. In February 2020, Old National redeemed at par $4.1 million of junior subordinated debentures issued in October 2002 by Anchor (MN) (as successor to VFSC, Inc.), which was acquired by Old National in 2017. This subsequently caused the redemption of all of the common and capital (preferred) securities issued by VFSC Capital Trust II by the same amount in aggregate. At the time of redemption, the rate on this floating rate instrument was 5.36%. In March 2020, Old National redeemed at par $3.1 million of junior subordinated debentures issued in April 2004 by Anchor (MN) (as successor to VFSC, Inc.), which was acquired by Old National in 2017. This subsequently caused the redemption of all of the common and capital (preferred) securities issued by VFSC Capital Trust III by the same amount in aggregate. At the time of redemption, the rate on this floating rate instrument was 4.71%. In April 2020, Old National redeemed at par $3.1 million of junior subordinated debentures issued in April 2002 by Anchor (MN) (as successor to VFSC, Inc.), which was acquired by Old National in 2017. This subsequently caused the redemption of all of the common and capital

(preferred) securities issued by VFSC Capital Trust I by the same amount in aggregate. At the time of redemption, the rate on this floating rate instrument was 5.62%.
The following table summarizes the terms of our outstanding junior subordinated debentures:

(dollars in thousands)				Rate at
Name of Trust	Issuance Date	Issuance Amount	Rate	June 30, 2020	Maturity Date
St. Joseph Capital Trust II	March 2005	$5,000	3-month LIBOR plus 1.75%	2.05%	March 17, 2035
Anchor Capital Trust III	August 2005	5,000	3-month LIBOR plus 1.55%	1.86%	September 30, 2035
Home Federal Statutory Trust I	September 2006	15,000	3-month LIBOR plus 1.65%	1.96%	September 15, 2036
Monroe Bancorp Capital Trust I	July 2006	3,000	3-month LIBOR plus 1.60%	2.82%	October 7, 2036
Tower Capital Trust 3	December 2006	9,000	3-month LIBOR plus 1.69%	2.04%	March 1, 2037
Monroe Bancorp Statutory Trust II	March 2007	5,000	3-month LIBOR plus 1.60%	1.91%	June 15, 2037
Total		$42,000
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
Finance Lease Liabilities
Old National has long-term finance lease liabilities for certain banking centers totaling $12.3 million.  The economic substance of these leases is that Old National is financing the acquisition of the building through the lease and accordingly, the building is recorded as a right-of-use asset in premises and equipment and the lease is recorded as a liability in other borrowings.  The right-of-use assets and lease liabilities are initially measured at the present value of the lease payments over the lease term using Old National’s incremental borrowing rate based on the information available at the commencement date of the lease.  See Note 9 to the consolidated financial statements for a maturity analysis of the Company’s finance lease liabilities.

NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes within each classification of AOCI, net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sale Debt Securities	Unrealized Gains and Losses on Held-to- Maturity Securities	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Total
Three Months Ended June 30, 2020
Balance at beginning of period	$132,500	$—	$5,801	$(144)	$138,157
Other comprehensive income (loss) before reclassifications	12,733	—	(186)	—	12,547
Amounts reclassified from AOCI to income (1)	(422)	—	(1,260)	21	(1,661)
Balance at end of period	$144,811	$—	$4,355	$(123)	$149,043

Three Months Ended June 30, 2019
Balance at beginning of period	$10,442	$(8,164)	$513	$(171)	$2,620
Other comprehensive income (loss) before reclassifications	39,151	—	711	—	39,862
Amounts reclassified from AOCI to income (1)	(892)	435	(4)	16	(445)
Balance at end of period	$48,701	$(7,729)	$1,220	$(155)	$42,037

Six Months Ended June 30, 2020
Balance at beginning of period	$56,131	$—	$240	$(164)	$56,207
Other comprehensive income (loss) before reclassifications	93,102	—	5,700	—	98,802
Amounts reclassified from AOCI to income (1)	(4,422)	—	(1,585)	41	(5,966)
Balance at end of period	$144,811	$—	$4,355	$(123)	$149,043

Six Months Ended June 30, 2019
Balance at beginning of period	$(37,348)	$(8,515)	$1,099	$(186)	$(44,950)
Other comprehensive income (loss) before reclassifications	86,862	—	415	—	87,277
Amounts reclassified from AOCI to income (1)	(813)	786	(294)	31	(290)
Balance at end of period	$48,701	$(7,729)	$1,220	$(155)	$42,037
(1)See tables below for details about reclassifications to income.

The following table summarizes the significant amounts reclassified out of each component of AOCI for the three months ended June 30, 2020 and 2019:

Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement of Income
	Three Months Ended June 30,
(dollars in thousands)	2020	2019
Unrealized gains and losses on available-for-sale debt securities	$511	$1,165	Debt securities gains (losses), net
	(89)	(273)	Income tax (expense) benefit
	$422	$892	Net income
Unrealized gains and losses on held-to-maturity securities	$—	$(564)	Interest income (expense)
	—	129	Income tax (expense) benefit
	$—	$(435)	Net income
Gains and losses on cash flow hedges Interest rate contracts	$1,670	$6	Interest income (expense)
	(410)	(2)	Income tax (expense) benefit
	$1,260	$4	Net income
Amortization of defined benefit pension items
Actuarial gains (losses)	$(27)	$(21)	Salaries and employee benefits
	6	5	Income tax (expense) benefit
	$(21)	$(16)	Net income

Total reclassifications for the period	$1,661	$445	Net income
The following table summarizes the significant amounts reclassified out of each component of AOCI for the six months ended June 30, 2020 and 2019:

Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement of Income
	Six Months Ended June 30,
(dollars in thousands)	2020	2019
Unrealized gains and losses on available-for-sale debt securities	$5,685	$1,062	Debt securities gains (losses), net
	(1,263)	(249)	Income tax (expense) benefit
	$4,422	$813	Net income
Unrealized gains and losses on held-to-maturity securities	$—	$(1,021)	Interest income (expense)
	—	235	Income tax (expense) benefit
	$—	$(786)	Net income
Gains and losses on cash flow hedges Interest rate contracts	$2,101	$391	Interest income (expense)
	(516)	(97)	Income tax (expense) benefit
	$1,585	$294	Net income
Amortization of defined benefit pension items
Actuarial gains (losses)	$(54)	$(41)	Salaries and employee benefits
	13	10	Income tax (expense) benefit
	$(41)	$(31)	Net income

Total reclassifications for the period	$5,966	$290	Net income

NOTE 17 – SHARE-BASED COMPENSATION
At June 30, 2020, Old National had 3.2 million shares remaining available for issuance under the Company’s Amended and Restated 2008 Incentive Compensation Plan.  The granting of awards to key employees is typically in the form of restricted stock awards or units.
Restricted Stock Awards
Old National granted 125 thousand time-based restricted stock awards to certain key officers during the six months ended June 30, 2020, with shares vesting generally over a 36 month period.  Compensation expense is recognized on a straight-line basis over the vesting period.  Shares are subject to certain restrictions and risk of forfeiture by the participants.  At June 30, 2020, unrecognized compensation expense was estimated to be $4.6 million for unvested restricted stock awards.  The cost is expected to be recognized over a weighted-average period of 2.1 years.
Old National recorded share-based compensation expense, net of tax, related to restricted stock awards of $0.5 million during the three months ended June 30, 2020 and $1.2 million during the six months ended June 30, 2020, compared to $0.6 million during the three months ended June 30, 2019 and $1.2 million during the six months ended June 30, 2019.
Restricted Stock Units
Old National granted 210 thousand shares of performance based restricted stock units to certain key officers during the six months ended June 30, 2020, with shares vesting at the end of a 36 month period based on the achievement of certain targets.  For certain awards, the level of performance could increase or decrease the number of shares earned.  Compensation expense is recognized on a straight-line basis over the vesting period.  Shares are subject to certain restrictions and risk of forfeiture by the participants.  At June 30, 2020, unrecognized compensation expense was estimated to be $5.1 million.  The cost is expected to be recognized over a weighted-average period of 2.0 years.
Old National recorded share-based compensation expense, net of tax, related to restricted stock units of $0.6 million during the three months ended June 30, 2020 and $2.0 million during the six months ended June 30, 2020, compared to $0.8 million during the three months ended June 30, 2019 and $1.6 million during the six months ended June 30, 2019.
Stock Options
Old National has not granted stock options since 2009. However, Old National did acquire stock options and stock appreciation rights through prior year acquisitions. Old National recorded no incremental expense associated with the conversion of these options and stock appreciation rights. At June 30, 2020, 50 thousand stock appreciation rights remained outstanding.

NOTE 18 – INCOME TAXES
Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Provision at statutory rate of 21%	$12,908	$16,238	$18,279	$30,808
Tax-exempt income:
Tax-exempt interest	(2,671)	(2,604)	(5,303)	(5,135)
Section 291/265 interest disallowance	44	123	116	234
Company-owned life insurance income	(623)	(569)	(1,270)	(1,239)
Tax-exempt income	(3,250)	(3,050)	(6,457)	(6,140)
State income taxes	1,718	1,558	1,711	3,558
Interim period effective rate adjustment	75	353	3,341	1,041
Tax credit investments - federal	(1,819)	(715)	(3,720)	(1,134)
Other, net	129	(25)	(454)	(670)
Income tax expense	$9,761	$14,359	$12,700	$27,463
Effective tax rate	15.9%	18.6%	14.6%	18.7%
In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at June 30, 2020 and 2019 based on the current estimate of the effective annual rate.
The lower effective tax rate during the three and six months ended June 30, 2020 when compared to the three and six months ended June 30, 2019 is primarily the result of an increase in federal tax credits available.
Unrecognized Tax Benefits
Old National has an immaterial amount of unrecognized tax benefits.  Old National is currently under audit by the Internal Revenue Service.  Old National expects the total amount of unrecognized tax benefits to be reduced to zero after the audit is finalized.

Net Deferred Tax Assets
Net deferred tax assets are included in other assets on the balance sheet. Significant components of net deferred tax assets (liabilities) were as follows:

(dollars in thousands)	June 30, 2020	December 31, 2019
Deferred Tax Assets
Allowance for loan losses, net of recapture	$34,576	$14,179
Benefit plan accruals	13,507	19,673
Alternative minimum tax credit	—	1,272
Net operating loss carryforwards	19,238	25,336
Deferred gain on securities	3,027	3,754
Acquired loans	13,902	16,784
Operating lease liabilities	25,845	26,503
Tax credit investments and other partnerships	2,567	1,765
Other real estate owned	138	141
Other, net	750	591
Total deferred tax assets	113,550	109,998
Deferred Tax Liabilities
Purchase accounting	(18,309)	(17,564)
Loan servicing rights	(5,964)	(6,289)
Premises and equipment	(8,097)	(12,167)
Prepaid expenses	(973)	(973)
Operating lease right-of-use assets	(22,922)	(25,448)
Unrealized gains on available-for-sale investment securities	(41,068)	(15,751)
Unrealized gains on hedges	(1,418)	(78)
Other, net	(1,752)	(2,023)
Total deferred tax liabilities	(100,503)	(80,293)
Net deferred tax assets	$13,047	$29,705
Through the acquisition of Anchor (WI) in the second quarter of 2016 and Lafayette Savings Bank in the fourth quarter of 2014, both former thrifts, Old National Bank’s retained earnings at June 30, 2020 include base-year bad debt reserves, created for tax purposes prior to 1988, totaling $52.8 million.  Of this total, $50.9 million was acquired from Anchor (WI), and $1.9 million was acquired from Lafayette Savings Bank.  Base-year reserves are subject to recapture in the unlikely event that Old National Bank (1) makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes, (2) redeems its stock, or (3) liquidates.  Old National Bank has no intention of making such a nondividend distribution.  Accordingly, under current accounting principles, a related deferred income tax liability of $13.0 million has not been recognized.
No valuation allowance was recorded at June 30, 2020 or December 31, 2019 because, based on current expectations, Old National believes it will generate sufficient income in future years to realize deferred tax assets.  Old National has federal net operating loss carryforwards totaling $52.4 million at June 30, 2020 and $78.5 million at December 31, 2019.  This federal net operating loss was acquired from the acquisition of Anchor (WI) in 2016.  If not used, the federal net operating loss carryforwards will expire from 2029 to 2033.  Old National has recorded state net operating loss carryforwards totaling $136.3 million at June 30, 2020 and $148.4 million at December 31, 2019.  If not used, the state net operating loss carryforwards will expire from 2024 to 2035.
The federal and recorded state net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code section 382.  Old National believes that all of the recorded net operating loss carryforwards will be used prior to expiration.
NOTE 19 – DERIVATIVE FINANCIAL INSTRUMENTS
As part of our overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, collars, caps, and floors.  The notional amount does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual agreements.  The notional amount of these derivative instruments was $1.106 billion at June 30, 2020 and $665.5 million at December 31, 2019.  These derivative financial instruments at June 30, 2020 consisted of $380.5 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its borrowings, $325.0 million notional amount of pay-fixed, receive-variable interest rate swaps on certain of its borrowings, and $400.0 million notional amount interest rate collars and floors related to variable-rate commercial loan pools.  Derivative financial instruments at December 31, 2019 consisted of $130.5 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its borrowings, $25.0 million notional amount of pay-fixed, receive-variable interest rate swaps on certain of its borrowings, and $510.0 million notional amount interest rate collars and floors related to variable-rate commercial loan pools. These hedges were entered into to manage interest rate risk. Derivative instruments are recognized on the balance sheet at their fair value and are not reported on a net basis.
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
Commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives.  These derivative contracts do not qualify for hedge accounting.  At June 30, 2020, the notional amount of the interest rate lock commitments was $388.0 million and forward commitments were $443.2 million.  At December 31, 2019, the notional amount of the interest rate lock commitments was $65.7 million and forward commitments were $101.6 million. It is our practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans.
Old National also enters into derivative instruments for the benefit of its customers.  The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $1.586 billion at June 30, 2020.  The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $1.298 billion at December 31, 2019.  These derivative contracts do not qualify for hedge accounting.  These instruments include interest rate swaps, caps, and collars.  Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.
Old National enters into derivative financial instruments as part of its foreign currency risk management strategies.  These derivative instruments consist of foreign currency forward contracts to accommodate the business needs of its customers.  Old National does not designate these foreign currency forward contracts for hedge accounting treatment.  The notional amounts of these foreign currency forward contracts and the offsetting counterparty derivative instruments were $4.9 million at June 30, 2020 and $8.2 million at December 31, 2019.
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
Amounts reported in AOCI related to cash flow hedges will be reclassified to interest income or interest expense as interest payments are received or paid on Old National’s derivative instruments.  During the next 12 months, we estimate that $7.4 million will be reclassified to interest income and $1.6 million will be reclassified to interest expense.

The following table summarizes the fair value of derivative financial instruments utilized by Old National:

(dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
June 30, 2020
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$21,831	Other liabilities	$2,680
Total derivatives designated as hedging instruments		$21,831		$2,680
Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other assets	$127,311	Other liabilities	$17,009
Mortgage contracts	Other assets	15,899	Other liabilities	2,496
Foreign currency contracts	Other assets	325	Other liabilities	240
Total derivatives not designated as hedging instruments		$143,535		$19,745
Total		$165,366		$22,425

December 31, 2019
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$7,157	Other liabilities	$1,046
Total derivatives designated as hedging instruments		$7,157		$1,046
Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other assets	$42,224	Other liabilities	$10,883
Mortgage contracts	Other assets	1,702	Other liabilities	354
Foreign currency contracts	Other assets	218	Other liabilities	110
Total derivatives not designated as hedging instruments		$44,144		$11,347
Total		$51,301		$12,393
(1)The fair values of counterparty interest rate swaps are zero due to the settlement of centrally-cleared variation margin rules.  The net adjustment was $111.1 million as of June 30, 2020 and $31.6 million as of December 31, 2019.
Summary information about the interest rate swaps designated as fair value hedges is as follows:

(dollars in thousands)	June 30, 2020	December 31, 2019
Notional amounts	$380,500	$130,500
Weighted average pay rates	0.20%	1.82%
Weighted average receive rates	1.33%	2.20%
Weighted average maturity (in years)	2.7	2.8
Fair value of swaps	$11,527	$1,555
The effect of derivative instruments in fair value hedging relationships on the consolidated statements of income were as follows:

(dollars in thousands)	Location of Gain or (Loss) Recognized in in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Hedged Items in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in in Income on Related Hedged Item	Gain (Loss) Recognized in Income on Related Hedged Items
Derivatives in Fair Value Hedging Relationships
Three Months Ended June 30, 2020
Interest rate contracts	Interest income/(expense)	$730	Fixed-rate debt	Interest income/(expense)	$(789)
Three Months Ended June 30, 2019
Interest rate contracts	Interest income/(expense)	$6,361	Fixed-rate debt	Interest income/(expense)	$(6,352)
Six Months Ended June 30, 2020
Interest rate contracts	Interest income/(expense)	$9,972	Fixed-rate debt	Interest income/(expense)	$(10,016)
Six Months Ended June 30, 2019
Interest rate contracts	Interest income/(expense)	$12,914	Fixed-rate debt	Interest income/(expense)	$(12,900)

Summary information about the interest rate swaps designated as cash flow hedges is as follows:

(dollars in thousands)	June 30, 2020	December 31, 2019
Notional amounts	$325,000	$25,000
Weighted average pay rates	0.74%	3.52%
Weighted average receive rates	0.57%	1.93%
Weighted average maturity (in years)	4.0	2.1
Unrealized gains (losses)	$(2,639)	$(954)
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

(dollars in thousands)	June 30, 2020	December 31, 2019
Notional amounts	$300,000	$300,000
Weighted average cap rates	3.21%	3.21%
Weighted average floor rates	2.21%	2.21%
Weighted average rates	0.18%	1.70%
Weighted average maturity (in years)	1.4	1.9
Unrealized gains (losses)	$8,401	$3,691
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

(dollars in thousands)	June 30, 2020
Notional amounts	$100,000
Weighted average floor strike rate	0.75%
Weighted average rates	0.18%
Weighted average maturity (in years)	2.8
Unrealized gains (losses)	$1,862
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

(dollars in thousands)	December 31, 2019
Notional amounts	$210,000
Weighted average purchased floor strike rate	2.00%
Weighted average sold floor rate	1.00%
Weighted average rate	1.70%
Weighted average maturity (in years)	2.1
Unrealized gains (losses)	$1,820

The effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income were as follows:

		Three Months Ended June 30,		Three Months Ended June 30,
(dollars in thousands)		2020	2019	2020	2019
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	Interest income/(expense)	$(246)	$944	$1,670	$6
		Six Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	Interest income/(expense)	$7,557	$552	$2,101	$391
The effect of derivatives not designated as hedging instruments on the consolidated statements of income were as follows:

		Three Months Ended June 30,
(dollars in thousands)		2020	2019
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Other income/(expense)	$(122)	$(94)
Mortgage contracts	Mortgage banking revenue	7,236	819
Foreign currency contracts	Other income/(expense)	(5)	(14)
Total		$7,109	$711

		Six Months Ended June 30,
		2020	2019
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Other income/(expense)	$(588)	$(131)
Mortgage contracts	Mortgage banking revenue	12,055	1,841
Foreign currency contracts	Other income/(expense)	(24)	(11)
Total		$11,443	$1,699
(1)Includes the valuation differences between the customer and offsetting swaps.
NOTE 20 – COMMITMENTS AND CONTINGENCIES
COVID-19
As previously disclosed, a novel strain of coronavirus, COVID-19, was reported in Wuhan, China and continues to unfold across the U.S. The spread of the COVID-19 virus had an impact on our operations as of June 30, 2020, but it is too early to know by how much the impact will have on the Company's business, financial condition, and results of operations of the Company and its customers. Changes in the behavior of customers, businesses, and their employees as a result of the COVID-19 pandemic, including social distancing practices, additional actions taken by federal, state, and local governments to contain COVID-19 or treat its impact are also unknown. However, if these actions are sustained, it may adversely impact several industries within our geographic footprint and impair the ability of Old National's customers to fulfill their contractual obligations to the Company. This could cause Old National to experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of valuation impairments on Old

National's intangible assets, investments, loans, loan servicing rights, deferred tax assets, or counter-party risk derivatives.

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
Credit-Related Financial Instruments
In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $2.999 billion and standby letters of credit of $84.3 million at June 30, 2020.  At June 30, 2020, approximately $2.758 billion of the loan commitments had fixed rates and $240.6 million had floating rates, with the floating interest rates ranging from 0% to 13%.  At December 31, 2019, loan commitments totaled $2.779 billion and standby letters of credit totaled $87.8 million.  These commitments are not reflected in the consolidated financial statements.  The allowance for unfunded loan commitments totaled $11.0 million at June 30, 2020 and $2.7 million at December 31, 2019. The increase in allowance for unfunded loan commitments included a cumulative-effect adjustment of $4.5 million effective January 1, 2020 due to the adoption of ASC 326. See Note 2 for additional information about CECL for unfunded loan commitments.
Old National had credit extensions with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients totaling $8.3 million at June 30, 2020 and $8.7 million at December 31, 2019.  Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $7.7 million at June 30, 2020 and December 31, 2019.  Old National did not provide collateral for the remaining credit extensions.
Visa Class B Restricted Shares
In 2008, Old National received Visa Class B restricted shares as part of Visa’s initial public offering.  These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares.  This conversion will not occur until the final settlement of certain litigation for which Visa is indemnified by the holders of Visa’s Class B shares, including Old National.  Visa funded an escrow account from its initial public offering to settle these litigation claims.  Increases in litigation claims requiring Visa to fund the escrow account due to insufficient funds will result in a reduction of the conversion ratio of each Visa Class B share to unrestricted Class A shares.  As of June 30, 2020, the conversion ratio was 1.6228.  Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation, the 65,466 Class B shares that Old National owns at June 30, 2020 are carried at a zero cost basis and are included in other assets with our equity securities that have no readily determinable fair value.
NOTE 21 – FINANCIAL GUARANTEES
Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires Old National to record the instruments at fair value.  Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties.  Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract.  Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies.  The term of these standby letters of credit is typically one year or less.  At June 30, 2020, the notional amount of standby letters of credit was $84.3 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.4 million.  At December 31, 2019, the notional amount of standby letters of credit was $87.8 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.6 million.
Old National is a party in risk participation transactions of interest rate swaps, which had total notional amount of $49.0 million at June 30, 2020.
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

Recurring Basis
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at June 30, 2020 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$40,246	$40,246	$—	$—
Investment securities available-for-sale:
U.S. Treasury	35,731	35,731	—	—
U.S. government-sponsored entities and agencies	453,501	—	453,501	—
Mortgage-backed securities - Agency	3,304,054	—	3,304,054	—
States and political subdivisions	1,355,959	—	1,355,959	—
Pooled trust preferred securities	7,185	—	—	7,185
Other securities	290,841	—	290,841	—
Residential loans held for sale	122,507	—	122,507	—
Derivative assets	165,366	—	165,366	—
Financial Liabilities
Derivative liabilities	22,425	—	22,425	—

		Fair Value Measurements at December 31, 2019 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$6,842	$6,842	$—	$—
Investment securities available-for-sale:
U.S. Treasury	17,682	17,682	—	—
U.S. government-sponsored entities and agencies	592,984	—	592,984	—
Mortgage-backed securities - Agency	3,183,861	—	3,183,861	—
States and political subdivisions	1,275,643	—	1,275,603	40
Pooled trust preferred securities	8,222	—	—	8,222
Other securities	306,699	31,169	275,530	—
Residential loans held for sale	46,898	—	46,898	—
Derivative assets	51,301	—	51,301	—
Financial Liabilities
Derivative liabilities	12,393	—	12,393	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(dollars in thousands)	Pooled Trust Preferred Securities	States and Political Subdivisions
Three Months Ended June 30, 2020
Balance at beginning of period	$7,422	$—
Accretion of discount	3	—
Sales/payments received	(16)	—
Decrease in fair value of securities	(224)	—
Balance at end of period	$7,185	$—

Three Months Ended June 30, 2019
Balance at beginning of period	$8,123	$40
Accretion of discount	3	—
Sales/payments received	(17)	—
Decrease in fair value of securities	(273)	—
Balance at end of period	$7,836	$40

Six Months Ended June 30, 2020
Balance at beginning of period	$8,222	$40
Accretion of discount	7	—
Sales/payments received	(33)	(40)
Decrease in fair value of securities	(1,011)	—
Balance at end of period	$7,185	$—

Six Months Ended June 30, 2019
Balance at beginning of period	$8,495	$4,108
Accretion of discount	7	—
Sales/payments received	(32)	(35)
Decrease in fair value of securities	(634)	—
Transfers out of Level 3	—	(4,033)
Balance at end of period	$7,836	$40
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

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average) (4)
June 30, 2020
Pooled trust preferred securities	$7,185	Discounted cash flow	Constant prepayment rate (1)	0.00%
			Additional asset defaults (2)	6.0% - 8.9% (6.9%)
			Expected asset recoveries (3)	0.0% - 18.7% (5.9%)
December 31, 2019
Pooled trust preferred securities	$8,222	Discounted cash flow	Constant prepayment rate (1)	0.00%
			Additional asset defaults (2)	6.2% - 8.0% (6.8%)
			Expected asset recoveries (3)	0.0% - 19.1% (6.0%)
State and political subdivisions	40	Discounted cash flow	No observable inputs	N/A
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
Non-Recurring Basis
Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2020 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Impaired Loans:
Commercial loans	$13,676	$—	$—	$13,676
Commercial real estate loans	21,880	—	—	21,880
Foreclosed Assets:
Residential	47	—	—	47
Loan servicing rights	24,034	—	24,034	—
Impaired commercial and commercial real estate loans that are deemed collateral dependent are valued based on the fair value of the underlying collateral.  These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral.  These impaired commercial and commercial real estate loans had a principal amount of $44.3 million, with a valuation allowance of $8.8 million at June 30, 2020.  Old National recorded provision recoveries associated with these loans totaling $0.3 million for the three months ended June 30, 2020 and provision expense totaling $6.5 million for the six months ended June 30, 2020.  Old National recorded provision expense associated with impaired commercial and commercial real estate loans that were deemed collateral dependent totaling $1.1 million for the three months ended June 30, 2019 and $2.3 million for the six months ended June 30, 2019.

Other real estate owned and other repossessed property is measured at fair value less costs to sell on a non-recurring basis and had a net carrying amount of $47 thousand at June 30, 2020. There were write-downs of other real estate owned of $87 thousand for the three months ended June 30, 2020 and $98 thousand for the six months ended June 30, 2020. Old National did not record any write-downs for the three or six months ended June 30, 2019.
Loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount.  If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value.  Fair value is determined at a tranche level, based on market prices for comparable mortgage servicing contracts when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model utilizes a discount rate, weighted average prepayment speed, and other economic factors that market participants would use in estimating future net servicing income and that can be validated against available market data (Level 2).  The valuation allowance for loan servicing rights with impairments at June 30, 2020 totaled $2.3 million.  Old National recorded impairments associated with these loan servicing rights totaling $0.8 million during the three months ended June 30, 2020 and $2.2 million during the six months ended June 30, 2020. There were impairments of $15 thousand for the three months ended June 30, 2019 and $17 thousand for the six months ended June 30, 2019.
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

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average) (2)
June 30, 2020
Collateral Dependent Impaired Loans
Commercial loans	$13,676	Fair value of	Discount for type of property,	0% - 80% (48%)
		collateral	age of appraisal, and current status
Commercial real estate loans	21,880	Fair value of	Discount for type of property,	25% - 35% (30%)
		collateral	age of appraisal, and current status
Foreclosed Assets
Residential	47	Fair value of	Discount for type of property,	47% - 98% (73%)
		collateral	age of appraisal, and current status
December 31, 2019
Collateral Dependent Impaired Loans
Commercial loans	$10,361	Fair value of	Discount for type of property,	0% - 50% (13%)
		collateral	age of appraisal, and current status
Commercial real estate loans (1)	11,610	Fair value of	Discount for type of property,	45%
		collateral	age of appraisal, and current status
Foreclosed Assets
Commercial real estate (1)	21	Fair value of	Discount for type of property,	43%
		collateral	age of appraisal, and current status
Residential (1)	22	Fair value of	Discount for type of property,	21%
		collateral	age of appraisal, and current status
(1)There was only one collateral dependent impaired commercial real estate loan, one foreclosed commercial real estate asset, and one foreclosed residential asset at December 31, 2019, so no range or weighted average is reported.
(2)Unobservable inputs were weighted by the relative fair value of the instruments.
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
Residential Loans Held For Sale
Old National has elected the fair value option for residential loans held for sale.  For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status).  None of these loans are 90 days or more past due, nor are any on nonaccrual status.  Included in the income statement is interest income for loans held for sale totaling $0.5 million for the three months ended June 30, 2020 and $0.9 million for the six months ended June 30, 2020, compared to $0.3 million for the three months ended June 30, 2019 and $0.5 million for the six months ended June 30, 2019.
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

The difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was as follows:

(dollars in thousands)	Aggregate Fair Value	Difference	Contractual Principal
June 30, 2020
Residential loans held for sale	$122,507	$6,547	$115,960
December 31, 2019
Residential loans held for sale	$46,898	$1,529	$45,369
Accrued interest at period end is included in the fair value of the instruments.
The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value:

(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Three Months Ended June 30, 2020
Residential loans held for sale	$3,597	$—	$(2)	$3,595

Three Months Ended June 30, 2019
Residential loans held for sale	$1,085	$5	$—	$1,090

Six Months Ended June 30, 2020
Residential loans held for sale	$5,018	$2	$(2)	$5,018

Six Months Ended June 30, 2019
Residential loans held for sale	$1,175	$10	$—	$1,185

Financial Instruments Not Carried at Fair Value
The carrying amounts and estimated fair values of financial instruments not carried at fair value were as follows:

		Fair Value Measurements at June 30, 2020 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$310,494	$310,494	$—	$—
Loans, net:
Commercial	4,274,472	—	—	4,249,446
Commercial real estate	5,329,330	—	—	5,255,805
Residential real estate	2,215,054	—	—	2,194,379
Consumer credit	1,668,451	—	—	1,668,203
Accrued interest receivable	84,387	20	27,456	56,911

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$5,217,678	$5,217,678	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	9,629,535	9,629,535	—	—
Other time deposits	1,321,499	—	1,344,700	—
Brokered certificates of deposit	150,734	—	150,203	—
Federal funds purchased and interbank borrowings	801	801	—	—
Securities sold under agreements to repurchase	367,744	367,744	—	—
FHLB advances	2,035,014	—	2,194,482	—
Other borrowings	237,877	—	256,697	—
Accrued interest payable	6,525	—	6,525	—
Standby letters of credit	420	—	—	420

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$18,402

		Fair Value Measurements at December 31, 2019 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$276,337	$276,337	$—	$—
Loans, net:
Commercial	2,867,711	—	—	2,831,298
Commercial real estate	5,145,204	—	—	5,130,848
Residential real estate	2,331,990	—	—	2,357,341
Consumer credit	1,718,000	—	—	1,676,253
Accrued interest receivable	85,123	15	28,185	56,923

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$4,042,286	$4,042,286	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	8,828,881	8,828,881	—	—
Other time deposits	1,589,988	—	1,600,214	—
Brokered certificates of deposit	92,242	—	92,355	—
Federal funds purchased and interbank borrowings	350,414	350,414	—	—
Securities sold under agreements to repurchase	327,782	327,782	—	—
FHLB advances	1,822,847	—	1,875,089	—
Other borrowings	243,685	—	254,519	—
Accrued interest payable	8,272	—	8,272	—
Standby letters of credit	573	—	—	573

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$4,302
The methods utilized to measure the fair value of financial instruments at June 30, 2020 and December 31, 2019 represent an approximation of exit price, however, an actual exit price may differ.
NOTE 24 – REVENUE FROM CONTRACTS WITH CUSTOMERS
Old National’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income.  The consolidated statements of income include all categories of noninterest income.  The following table reflects only the categories of noninterest income that are within the scope of Topic 606:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Wealth management fees	$9,424	$9,909	$18,308	$18,444
Service charges on deposit accounts	7,582	11,515	17,659	22,341
Debit card and ATM fees	4,832	5,419	9,830	10,922
Investment product fees	4,845	5,591	10,719	10,862
Other income:
Merchant processing fees	707	821	1,511	1,528
Gain (loss) on other real estate owned	34	125	(22)	165
Safe deposit box fees	208	258	518	669
Insurance premiums and commissions	196	175	312	375
Total	$27,828	$33,813	$58,835	$65,306
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is an analysis of our results of operations for the three and six months ended June 30, 2020 and 2019, and financial condition as of June 30, 2020, compared to December 31, 2019.  This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes.  This discussion contains forward-looking statements concerning our business that are based on estimates and involves certain risks and uncertainties.  Therefore, future results could differ significantly from our current expectations and the related forward-looking statements.

FINANCIAL HIGHLIGHTS
The following table sets forth certain financial highlights of Old National:

	Three Months Ended			Six Months Ended
(dollars and shares in thousands,	June 30,	March 31,	June 30,	June 30,
except per share data)	2020	2020	2019	2020	2019
Income Statement:
Net interest income	$145,671	$143,771	$155,230	$289,442	$302,278
Taxable equivalent adjustment (1)	3,367	3,323	3,289	6,690	6,487
Net interest income - tax equivalent basis	149,038	147,094	158,519	296,132	308,765
Provision for loan losses (4)	22,545	16,950	1,003	39,495	2,046
Noninterest income	58,461	57,502	51,214	115,963	97,630
Noninterest expense	120,121	158,744	128,118	278,865	251,159
Net income	51,705	22,640	62,964	74,345	119,240
Per Common Share Data:
Weighted average diluted shares	165,302	168,404	173,675	166,848	174,531
Net income (diluted)	$0.32	$0.13	$0.36	$0.45	$0.68
Cash dividends	0.14	0.14	0.13	0.28	0.26
Common dividend payout ratio (2)	44%	108%	35%	62%	38%
Book value	$17.35	$17.10	$16.28	$17.35	$16.28
Stock price	13.76	13.19	16.59	13.76	16.59
Tangible common book value (3)	10.75	10.48	9.86	10.75	9.86
Performance Ratios:
Return on average assets	0.96%	0.44%	1.26%	0.71%	1.20%
Return on average common equity	7.27	3.20	9.13	5.24	8.72
Return on tangible common equity (3)	12.27	5.89	15.59	9.01	14.82
Return on average tangible common equity (3)	12.41	5.86	16.04	9.15	15.47
Net interest margin (3)	3.14	3.31	3.66	3.22	3.59
Efficiency ratio (3)	56.29	77.71	59.35	66.80	59.79
Net charge-offs (recoveries) to average loans	0.02	0.21	0.01	0.11	0.02
Allowance for loan losses to ending loans (4)	0.94	0.86	0.47	0.94	0.47
Non-performing loans to ending loans	1.04	1.16	1.34	1.04	1.34
Balance Sheet:
Total loans	$13,615,701	$12,384,612	$12,046,578	$13,615,701	$12,046,578
Total assets	22,102,188	20,741,141	20,145,285	22,102,188	20,145,285
Total deposits	16,319,446	14,305,362	14,363,101	16,319,446	14,363,101
Total borrowed funds	2,641,436	3,245,214	2,726,481	2,641,436	2,726,481
Total shareholders' equity	2,864,255	2,823,435	2,803,139	2,864,255	2,803,139
Capital Ratios:
Risk-based capital ratios:
Tier 1 common equity	11.70%	11.40%	11.89%	11.70%	11.89%
Tier 1	11.70	11.40	11.89	11.70	11.89
Total	12.68	12.28	12.82	12.68	12.82
Leverage ratio (to average assets)	8.12	8.46	8.82	8.12	8.82
Total equity to assets (averages)	13.16	13.91	13.82	13.53	13.76
Tangible common equity to tangible assets (3)	8.45	8.81	8.92	8.45	8.92
Nonfinancial Data:
Full-time equivalent employees	2,530	2,736	2,829	2,530	2,829
Banking centers	162	192	192	162	192
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

NON-GAAP FINANCIAL MEASURES
The non-GAAP financial measures presented below are used by our management and our Board of Directors on a regular basis in addition to our GAAP results to facilitate the assessment of our financial performance. Management believes these non-GAAP financial measures enhance an investor’s understanding of our financial results by providing a meaningful basis for period-to-period comparisons, assisting in operating results analysis, and predicting future performance. This information supplements our GAAP reported results, and should not be viewed in isolation from, or as a substitute for, our GAAP results. Accordingly, this financial information should be read in conjunction with our consolidated financial statements, and notes thereto for the quarter ended June 30, 2020, included elsewhere in this report, and included in our Annual Report on Form 10-K for the year ended December 31, 2019. Non-GAAP financial measures exclude certain items that are included in the financial results presented in accordance with GAAP.

The following table presents GAAP to non-GAAP reconciliations.

		Three Months Ended June 30,		Six Months Ended June 30,
	(dollars and shares in thousands, except per share data)	2020	2019	2020	2019
	Tangible common book value:
	Shareholders' equity (GAAP)	$2,864,255	$2,803,139	$2,864,255	$2,803,139
Deduct:	Goodwill	1,036,994	1,036,258	1,036,994	1,036,258
	Intangible assets	52,717	68,220	52,717	68,220
	Tangible shareholders' equity (non-GAAP)	$1,774,544	$1,698,661	$1,774,544	$1,698,661
	Period end common shares	165,093	172,231	165,093	172,231
	Tangible common book value	10.75	9.86	10.75	9.86
	Return on tangible common equity:
	Net income (GAAP)	$51,705	$62,964	$74,345	$119,240
	Add: Intangible amortization (net of tax)	2,708	3,262	5,557	6,635
	Tangible net income (non-GAAP)	$54,413	$66,226	$79,902	$125,875
	Tangible shareholders' equity (non-GAAP) (see above)	$1,774,544	$1,698,661	$1,774,544	$1,698,661
	Return on tangible common equity	12.27%	15.59%	9.01%	14.82%
	Return on average tangible common equity:
	Tangible net income (non-GAAP) (see above)	$54,413	$66,226	$79,902	$125,875
	Average shareholders' equity (GAAP)	$2,845,398	$2,758,246	$2,839,460	$2,736,338
Deduct:	Average goodwill	1,036,994	1,036,258	1,036,994	1,036,258
	Average intangible assets	54,449	70,282	56,288	72,554
	Average tangible shareholders' equity (non-GAAP)	$1,753,955	$1,651,706	$1,746,178	$1,627,526
	Return on average tangible common equity	12.41%	16.04%	9.15%	15.47%
	Net interest margin:
	Net interest income (GAAP)	$145,671	$155,230	$289,442	$302,278
	Taxable equivalent adjustment	3,367	3,289	6,690	6,487
	Net interest income - taxable equivalent basis (non-GAAP)	$149,038	$158,519	$296,132	$308,765
	Average earning assets	$19,007,719	$17,302,688	$18,390,875	$17,223,571
	Net interest margin	3.14%	3.66%	3.22%	3.59%
	Efficiency ratio:
	Noninterest expense (GAAP)	$120,121	$128,118	$278,865	$251,159
	Deduct: Intangible amortization expense	3,612	4,325	7,388	8,797
	Adjusted noninterest expense (non-GAAP)	$116,509	$123,793	$271,477	$242,362
	Net interest income - taxable equivalent basis (non-GAAP) (see above)	$149,038	$158,519	$296,132	$308,765
	Noninterest income	58,461	51,214	115,963	97,630
	Deduct: Debt securities gains (losses), net	511	1,165	5,685	1,062
	Adjusted total revenue (non-GAAP)	$206,988	$208,568	$406,410	$405,333
	Efficiency ratio	56.29%	59.35%	66.80%	59.79%
	Tangible common equity to tangible assets:
	Tangible shareholders' equity (non-GAAP) (see above)	$1,774,544	$1,698,661	$1,774,544	$1,698,661
	Assets (GAAP)	$22,102,188	$20,145,285	$22,102,188	$20,145,285
Add:	Trust overdrafts	15	29	15	29
Deduct:	Goodwill	1,036,994	1,036,258	1,036,994	1,036,258
	Intangible assets	52,717	68,220	52,717	68,220
	Tangible assets (non-GAAP)	$21,012,492	$19,040,836	$21,012,492	$19,040,836
	Tangible common equity to tangible assets	8.45%	8.92%	8.45%	8.92%
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

EXECUTIVE SUMMARY
As previously disclosed, a novel strain of coronavirus, COVID-19, was reported in Wuhan, China and continues to unfold across the U.S. The spread of the COVID-19 virus had an impact on our operations as of June 30, 2020, but it is too early to know by how much the impact will have on the Company's business, financial condition, results of operations of the Company, and its customers. Changes in the behavior of customers, businesses, and their employees as a result of the COVID-19 pandemic, including social distancing practices, additional actions taken by federal, state, and local governments to contain COVID-19 or treat its impact are also unknown.

The fiscal stimulus and relief programs have been an effective mitigant to credit losses in the near term; however, once these programs have run their course, the Company may experience changes in the value of collateral securing outstanding loans, deterioration in the credit quality of borrowers, and the inability of borrowers to repay loans in accordance with their loan terms causing credit losses. The severity of these potential losses is uncertain and depends on numerous factors, future developments, and cannot be predicted with any confidence.

As previously disclosed, our COVID-19 response continues to be focused on consumers, small business and commercial clients, team members, and communities. Among the many actions we have taken in response to the COVID-19 pandemic, we have participated in the CARES Act stimulus and relief programs and have processed over 9,000 PPP applications, representing approximately $1.5 billion in funding to new and existing clients, as well as provided over 4,000 loan payment deferrals representing approximately $1.3 billion. While a significant amount of uncertainty remains regarding the duration of the pandemic and any future government response to mitigate its effects, we believe our historically strong underwriting practices, diverse and granular portfolios, and Midwest based footprint will help to mitigate any adverse impact to Old National.

We are also committed and focused on the health and safety of our team members, clients, and communities. Accordingly, we continue to evaluate and adjust our branch hours, lobby usage, and return to work efforts as necessary depending on developments across our footprint. During the second quarter of 2020, we began to return to the workplace. This included reopening our lobbies and bringing our team members back to the office, but on a much slower pace than initially planned, and in some instances pausing our return in certain markets due to the increasing number of positive COVID-19 cases across our footprint. We continue to lend to qualified businesses for working capital and general business purposes.

During the second quarter of 2020, we recorded a provision expense for loan losses of $22.5 million. This provision expense was derived from the Moody's baseline forecast, which projects higher unemployment and a sharper gross domestic product decline (driven by COVID-19) than the forecast used in the prior quarter.

As previously disclosed as part of our strategic plan (“The ONB Way”), we have successfully executed the closures of 31 branches in April of 2020 and have entered into a multi-year partnership with Infosys Limited, which will enable us to maximize the benefits from increased investments in technology and talent.

Old National continues to migrate its operational structure from a generalist approach to a specialist approach, based on business segments as part of The ONB Way. This change does not impact the fundamentals of our basic banking model. We are steadfast in our fundamentals of loan growth, non-interest income growth, prudent capital deployment, and expense management.

During the second quarter of 2020, net income was $51.7 million, or $0.32 per diluted share. Net income was $63.0 million, or $0.36 per diluted share, for the second quarter of 2019.
We have continued to re-mix our earning assets towards more productive commercial and commercial real estate loans and out of indirect and other loans.
Loans:  Our loan balances, excluding loans held for sale, increased $1.231 billion to $13.616 billion at June 30, 2020 compared to $12.385 billion at March 31, 2020.  This was primarily driven by growth in commercial and commercial real estate loans.  Commercial loan growth was driven by strong PPP loan production in the second quarter of 2020. As of June 30, 2020, PPP loans totaled $1.463 billion. We reported commercial loan production, excluding PPP loans, of $658.5 million in the second quarter of 2020 and the pipeline totaled $2.7 billion at June 30, 2020.
Net Interest Income: For the six months ended June 30, 2020 compared to the six months ended June 30, 2019, our net interest income decreased primarily due to decreased loan yields, partially offset by lower costs of interest-bearing liabilities and higher average loans.  Net interest income increased in the second quarter of 2020 compared to the first quarter of 2020 primarily due to net PPP loan fees.
Noninterest Income:  Noninterest income increased to $116.0 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to higher mortgage banking revenue, higher capital markets income, and higher debt securities gains.  These increases were partially offset by lower service charges on deposit accounts. The second quarter of 2020 compared to the first quarter of 2020 showed a slight increase of $1.0 million reflecting higher mortgage banking revenue and capital markets income, partially offset by lower service charges on deposit accounts and investment product fees.
Expenses:  Noninterest expenses increased $27.7 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019.  The increase was primarily attributable to $36.1 million of charges related to The ONB Way strategic initiative and higher amortization of tax credit investments.  The second quarter of 2020 compared to the first quarter of 2020 decreased $38.6 million reflecting lower charges related to The ONB Way strategic initiative recorded in the second quarter of 2020 and lower amortization of tax credit investments. The decrease in noninterest expenses also reflected the successful execution of the 31 branch closures completed in late April.
RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(dollars in thousands)	2020	2019	Change	2020	2019	Change
Income Statement Summary:
Net interest income	$145,671	$155,230	(6.2)%	$289,442	$302,278	(4.2)%
Provision for loan losses (1)	22,545	1,003	2,147.8	39,495	2,046	1,830.4
Noninterest income	58,461	51,214	14.2	115,963	97,630	18.8
Noninterest expense	120,121	128,118	(6.2)	278,865	251,159	11.0
Other Data:
Return on average common equity	7.27%	9.13%		5.24%	8.72%
Return on tangible common equity (2)	12.27	15.59		9.01	14.82
Return on average tangible common equity (2)	12.41	16.04		9.15	15.47
Efficiency ratio (2)	56.29	59.35		66.80	59.79
Tier 1 leverage ratio	8.12	8.82		8.12	8.82
Net charge-offs (recoveries) to average loans	0.02	0.01		0.11	0.02
(1)Beginning January 1, 2020, calculation is based on current expected loss methodology. Prior to January 1, 2020, calculation is based on incurred loss methodology.
(2)Represents a non-GAAP financial measure.  Refer to “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.
Net Interest Income
Net interest income is the most significant component of our earnings, comprising 71% of revenues for the six months ended June 30, 2020.  Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations.  Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities. The current uptick in cases of COVID-19 may offset the recent positive economic momentum and government stimulus programs. Accordingly, there is still much uncertainty regarding the economy.

Interest rates stabilized at historic lows during the second quarter of 2020 after declining dramatically in March 2020 due to the COVID-19 pandemic. The Federal Reserve’s Federal Funds range is currently 0.00% to 0.25%, with the Effective Fed Funds Rate in the 0.05% to 0.10% range. If interest rates decline further, our interest rate spread could decline, which may result in a decrease in our net interest income. However, management has taken balance sheet restructuring, derivative, and deposit pricing actions to help mitigate this risk.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Net interest income	$145,671	$155,230	$289,442	$302,278
Conversion to fully taxable equivalent	3,367	3,289	6,690	6,487
Net interest income - taxable equivalent basis	$149,038	$158,519	$296,132	$308,765

Average earning assets	$19,007,719	$17,302,688	$18,390,875	$17,223,571

Net interest margin	3.07%	3.59%	3.15%	3.51%
Net interest margin - taxable equivalent basis	3.14%	3.66%	3.22%	3.59%
The decrease in net interest income for the three and six months ended June 30, 2020 when compared to the three and six months ended June 30, 2019 was primarily due to lower yields on average earning assets, lower accretion income, and higher average interest-bearing liabilities. Partially offsetting these decreases were lower costs of average interest-bearing liabilities and higher average earning assets in the three and six months ended June 30, 2020 when compared to the three and six months ended June 30, 2019. Net interest income for the three and six months ended June 30, 2020 and 2019 included accretion income (interest income in excess of contractual interest income) associated with acquired loans. Accretion income totaled $5.8 million in the three months ended June 30, 2020 and $12.5 million in the six months ended June 30, 2020, compared to $11.8 million in the three months ended June 30, 2019 and $20.7 million in the six months ended June 30, 2019. We expect accretion income on loans to decrease over time, but this may be offset by future acquisitions.

The following tables present the average balance sheet for each major asset and liability category, its related interest income and yield, or its expense and rate.

(Tax equivalent basis, dollars in thousands)	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
Earning Assets	Average Balance	Income (1)/ Expense	Yield/ Rate	Average Balance	Income (1)/ Expense	Yield/ Rate
Money market and other interest-earning investments	$85,680	$34	0.16%	$58,321	$334	2.29%
Investment securities:
Treasury and government sponsored agencies	501,838	3,033	2.42%	695,775	4,301	2.47%
Mortgage-backed securities	3,179,165	17,930	2.26%	2,767,791	18,799	2.72%
States and political subdivisions	1,293,756	11,757	3.63%	1,193,176	11,235	3.77%
Other securities	497,204	3,224	2.59%	496,631	4,063	3.27%
Total investment securities	5,471,963	35,944	2.63%	5,153,373	38,398	2.98%
Loans: (2)
Commercial	4,049,403	31,729	3.10%	3,063,590	37,828	4.88%
Commercial real estate	5,340,622	58,007	4.30%	5,019,859	72,214	5.69%
Residential real estate loans	2,369,407	23,884	4.03%	2,247,570	23,780	4.23%
Consumer	1,690,644	15,743	3.75%	1,759,975	19,798	4.51%
Total loans	13,450,076	129,363	3.82%	12,090,994	153,620	5.05%
Total earning assets	19,007,719	$165,341	3.46%	17,302,688	$192,352	4.43%
Less: Allowance for loan losses (4)	(107,619)			(56,632)
Non-Earning Assets
Cash and due from banks	332,745			234,337
Other assets	2,384,934			2,473,255
Total assets	$21,617,779			$19,953,648

Interest-Bearing Liabilities
Checking and NOW accounts	$4,431,074	$1,075	0.10%	$3,895,881	$4,196	0.43%
Savings accounts	3,060,012	736	0.10%	2,879,704	2,145	0.30%
Money market accounts	1,844,488	910	0.20%	1,789,777	3,729	0.84%
Other time deposits	1,378,115	3,786	1.10%	1,779,770	7,181	1.62%
Brokered certificates of deposit	68,149	291	1.72%	212,198	1,268	2.40%
Total interest-bearing deposits	10,781,838	6,798	0.25%	10,557,330	18,519	0.70%
Federal funds purchased and interbank borrowings	143,811	44	0.12%	300,810	1,817	2.42%
Securities sold under agreements to repurchase	350,545	185	0.21%	331,695	671	0.81%
FHLB advances	2,144,497	6,844	1.28%	1,695,681	10,039	2.37%
Other borrowings	251,738	2,432	3.87%	251,577	2,787	4.43%
Total borrowed funds	2,890,591	9,505	1.32%	2,579,763	15,314	2.38%
Total interest-bearing liabilities	$13,672,429	$16,303	0.48%	$13,137,093	$33,833	1.03%

Noninterest-Bearing Liabilities and Shareholders' Equity
Demand deposits	$4,871,002			$3,812,175
Other liabilities	228,950			246,134
Shareholders' equity	2,845,398			2,758,246
Total liabilities and shareholders' equity	$21,617,779			$19,953,648

Net interest rate spread			2.98%			3.40%
Net interest margin (3)			3.14%			3.66%
Taxable equivalent adjustment		$3,367			$3,289
(1)Interest income is reflected on a fully taxable equivalent basis.
(2)Includes loans held for sale.
(3)Net interest margin is defined as net interest income on a tax equivalent basis as a percentage of average earning assets.
(4)Beginning January 1, 2020, calculation is based on current expected loss methodology. Prior to January 1, 2020, calculation was based on incurred loss model.

(Tax equivalent basis, dollars in thousands)	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
Earning Assets	Average Balance	Income (1)/ Expense	Yield/ Rate	Average Balance	Income (1)/ Expense	Yield/ Rate
Money market and other interest-earning investments	$72,043	$383	1.07%	$58,510	$612	2.11%
Investment securities:
Treasury and government sponsored agencies	542,904	6,730	2.48%	700,569	8,203	2.34%
Mortgage-backed securities	3,175,408	36,996	2.33%	2,633,326	36,402	2.76%
States and political subdivisions	1,283,456	23,165	3.61%	1,212,658	22,688	3.74%
Other securities	495,852	6,440	2.60%	497,115	8,503	3.42%
Total investment securities	5,497,620	73,331	2.67%	5,043,668	75,796	3.01%
Loans: (2)
Commercial	3,478,351	60,782	3.46%	3,092,833	73,863	4.75%
Commercial real estate	5,264,610	120,446	4.53%	5,004,824	137,290	5.46%
Residential real estate loans	2,369,852	48,128	4.06%	2,253,375	47,712	4.23%
Consumer	1,708,399	33,593	3.95%	1,770,361	39,195	4.46%
Total loans	12,821,212	262,949	4.07%	12,121,393	298,060	4.91%
Total earning assets	18,390,875	$336,663	3.64%	17,223,571	$374,468	4.34%
Less: Allowance for loan losses (4)	(95,432)			(56,213)
Non-Earning Assets
Cash and due from banks	310,173			232,159
Other assets	2,386,513			2,481,842
Total assets	$20,992,129			$19,881,359

Interest-Bearing Liabilities
Checking and NOW accounts	$4,267,926	$3,934	0.19%	$3,795,441	$7,338	0.39%
Savings accounts	2,944,094	2,034	0.14%	2,907,552	4,428	0.31%
Money market accounts	1,814,328	3,417	0.38%	1,746,456	6,555	0.76%
Other time deposits	1,470,094	8,972	1.23%	1,809,975	14,283	1.59%
Brokered certificates of deposit	76,124	739	1.95%	201,878	2,359	2.36%
Total interest-bearing deposits	10,572,566	19,096	0.36%	10,461,302	34,963	0.67%
Federal funds purchased and interbank borrowings	268,334	1,284	0.96%	308,860	3,735	2.44%
Securities sold under agreements to repurchase	339,818	569	0.34%	346,396	1,333	0.78%
FHLB advances	2,054,814	14,612	1.43%	1,684,093	19,970	2.39%
Other borrowings	246,007	4,970	4.04%	250,690	5,702	4.55%
Total borrowed funds	2,908,973	21,435	1.48%	2,590,039	30,740	2.39%
Total interest-bearing liabilities	$13,481,539	$40,531	0.60%	$13,051,341	$65,703	1.02%

Noninterest-Bearing Liabilities and Shareholders' Equity
Demand deposits	$4,417,748			$3,829,406
Other liabilities	253,382			264,274
Shareholders' equity	2,839,460			2,736,338
Total liabilities and shareholders' equity	$20,992,129			$19,881,359

Net interest rate spread			3.04%			3.32%
Net interest margin (3)			3.22%			3.59%
Taxable equivalent adjustment		$6,690			$6,487
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

	From Three Months Ended			From Six Months Ended
	June 30, 2019 to Three			June 30, 2019 to Six
	Months Ended June 30, 2020			Months Ended June 30, 2020
	Total Change (1)	Attributed to		Total Change (1)	Attributed to
(dollars in thousands)		Volume	Rate		Volume	Rate
Interest Income
Money market and other interest-earning investments	$(300)	$84	$(384)	$(229)	$109	$(338)
Investment securities (2)	(2,454)	2,233	(4,687)	(2,465)	6,439	(8,904)
Loans (2)	(24,257)	14,982	(39,239)	(35,111)	16,231	(51,342)
Total interest income	(27,011)	17,299	(44,310)	(37,805)	22,779	(60,584)
Interest Expense
Checking and NOW deposits	(3,121)	357	(3,478)	(3,404)	699	(4,103)
Savings deposits	(1,409)	90	(1,499)	(2,394)	90	(2,484)
Money market deposits	(2,819)	73	(2,892)	(3,138)	210	(3,348)
Other time deposits	(3,395)	(1,368)	(2,027)	(5,311)	(2,360)	(2,951)
Brokered certificates of deposit	(977)	(741)	(236)	(1,620)	(1,347)	(273)
Federal funds purchased and interbank borrowings	(1,773)	(497)	(1,276)	(2,451)	(333)	(2,118)
Securities sold under agreements to repurchase	(486)	25	(511)	(764)	(14)	(750)
FHLB advances	(3,195)	2,047	(5,242)	(5,358)	3,584	(8,942)
Other borrowings	(355)	—	(355)	(732)	(101)	(631)
Total interest expense	(17,530)	(14)	(17,516)	(25,172)	428	(25,600)
Net interest income	$(9,481)	$17,313	$(26,794)	$(12,633)	$22,351	$(34,984)
(1)The variance not solely due to rate or volume is allocated equally between the rate and volume variances.
(2)Interest on investment securities and loans includes the effect of taxable equivalent adjustments of $2.2 million and $1.2 million, respectively, during the three months ended June 30, 2020; and $4.3 million and $2.4 million, respectively, during the six months ended June 30, 2020 using the federal statutory rate in effect of 21%.
The decrease in the net interest margin on a fully taxable equivalent basis for the three and six months ended June 30, 2020 when compared to the same periods in 2019 was primarily due to lower yields on interest earning assets, higher average interest-bearing liabilities, and a change in the mix of average interest earning assets and interest-bearing liabilities, partially offset by lower costs of interest-bearing liabilities and higher average earning assets. The yield on interest earning assets decreased 97 basis points and the cost of interest-bearing liabilities decreased 55 basis points in the quarterly year-over-year comparison.  The yield on interest earning assets is calculated by dividing annualized taxable equivalent net interest income by average interest earning assets while the cost of interest-bearing liabilities is calculated by dividing annualized interest expense by average interest-bearing liabilities.  The yield on interest earning assets decreased 70 basis points and the cost of interest-bearing liabilities decreased 42 basis points in the six months ended June 30, 2020 when compared to the six months ended June 30, 2019. Accretion income represented 12 basis points of the net interest margin for the three months ended June 30, 2020, compared to 27 basis points for the three months ended June 30, 2019. Accretion income represented 14 basis points of the net interest margin for the six months ended June 30, 2020, compared to 24 basis points for the six months ended June 30, 2019. The current uptick in cases of COVID-19 may offset the recent positive economic momentum and government stimulus programs, and could negatively impact net interest margin. Accordingly, there is still much uncertainty regarding the economy.
Average earning assets were $19.008 billion for the three months ended June 30, 2020, compared to $17.303 billion for the three months ended June 30, 2019, an increase of $1.705 billion, or 10%. Average earning assets were $18.391 billion for the six months ended June 30, 2020, compared to $17.224 billion for the six months ended June 30, 2019, an increase of $1.167 billion, or 7%.  The increases in average earning assets were primarily due to increases in average loans and average investment securities. The loan portfolio including loans held for sale, which generally has an average yield higher than the investment portfolio, was 70% of average interest earning assets for the six months ended June 30, 2020 and the six months ended June 30, 2019.

Average loans including loans held for sale increased $1.359 billion for the three months ended June 30, 2020 and $699.8 million for the six months ended June 30, 2020 when compared to the same periods in 2019 primarily due to increases in average commercial loans, commercial real estate loans, and residential real estate loans, partially offset by lower average consumer loans. The increases in average commercial loans reflected strong PPP loan production, which began in April 2020. As of June 30, 2020, PPP loans totaled $1.463 billion.
Average investments increased $318.6 million for the three months ended June 30, 2020 and $454.0 million for the six months ended June 30, 2020 when compared to the same periods in 2019 reflecting higher fair values and excess liquidity.
Average noninterest-bearing deposits increased $1.059 billion for the three months ended June 30, 2020 and $588.3 million for the six months ended June 30, 2020 when compared to the same periods in 2019 primarily due to PPP funds on deposit.  Average interest-bearing deposits increased $224.5 million for the three months ended June 30, 2020 and $111.3 million for the six months ended June 30, 2020 when compared to the same periods in 2019.
Average borrowed funds increased $310.8 million for the three months ended June 30, 2020 and $318.9 million for the six months ended June 30, 2020 when compared to the same periods in 2019.
Provision for Loan Losses
The provision for loan losses was $22.5 million for the three months ended June 30, 2020, compared to $1.0 million for the three months ended June 30, 2019. Net charge-offs totaled $0.5 million during the three months ended June 30, 2020, compared to net charge-offs of $0.3 million during the three months ended June 30, 2019.  The provision for loan losses was $39.5 million for the six months ended June 30, 2020, compared to $2.0 million for the six months ended June 30, 2019. Net charge-offs totaled $7.1 million during the six months ended June 30, 2020, compared to net charge-offs of $1.2 million during the six months ended June 30, 2019.  The higher provision for loan losses in the three and six months ended June 30, 2020 when compared to the same periods in 2019 was driven by implementation of CECL, which uses an economic forecast that now includes the impact of the coronavirus pandemic. PPP loans were factored in the provision for credit losses for the three months ended June 30, 2020; however, due to the SBA guaranty and our borrowers’ adherence to the PPP terms, the provision impact was insignificant. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, with the adoption of CECL beginning on January 1, 2020, provision expense may become more volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.
Noninterest Income
We generate revenues in the form of noninterest income through client fees, sales commissions, and other gains and losses from our core banking franchise and other related businesses, such as wealth management, investment consulting, and investment products.  The following table details the components in noninterest income:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(dollars in thousands)	2020	2019	Change	2020	2019	Change
Wealth management fees	$9,424	$9,909	(4.9)%	$18,308	$18,444	(0.7)%
Service charges on deposit accounts	7,582	11,515	(34.2)	17,659	22,341	(21.0)
Debit card and ATM fees	4,832	5,419	(10.8)	9,830	10,922	(10.0)
Mortgage banking revenue	17,313	7,135	142.6	28,432	12,146	134.1
Investment product fees	4,845	5,591	(13.3)	10,719	10,862	(1.3)
Capital markets income	6,179	3,150	96.2	10,507	5,667	85.4
Company-owned life insurance	2,968	2,711	9.5	6,048	5,899	2.5
Debt securities gains (losses), net	511	1,165	(56.1)	5,685	1,062	435.3
Other income	4,807	4,619	4.1	8,775	10,287	(14.7)
Total noninterest income	$58,461	$51,214	14.2%	$115,963	$97,630	18.8%
Noninterest income increased $7.2 million for the three months ended June 30, 2020 when compared to the three months ended June 30, 2019 primarily due to higher mortgage banking revenue and higher capital markets income. These increases were partially offset by lower service charges on deposit accounts.

Noninterest income increased $18.3 million for the six months ended June 30, 2020 when compared to the six months ended June 30, 2019 primarily due to higher mortgage banking revenue, higher capital markets income, and higher debt securities gains. These increases were partially offset by lower service charges on deposit accounts.
Service charges and overdraft fees decreased $3.9 million for the three months ended June 30, 2020 and $4.7 million for the six months ended June 30, 2020 when compared to the same periods in 2019 reflecting lower overdraft fees due to the impact of the COVID-19 pandemic.
Debit card and ATM fees decreased $0.6 million for the three months ended June 30, 2020 and $1.1 million for the six months ended June 30, 2020 when compared to the same periods in 2019 reflecting lower interchange income due to the impact of the COVID-19 pandemic.
Mortgage banking revenue increased $10.2 million for the three months ended June 30, 2020 and $16.3 million for the six months ended June 30, 2020 when compared to the same periods in 2019 reflecting the change in our pipeline valuation, as well as increased mortgage originations and sales in 2020.
Investment product fees decreased $0.7 million for the three months ended June 30, 2020 when compared to the three months ended June 30, 2019 primarily due to lower annuity and mutual fund fees.
Capital markets income is comprised of customer interest rate swap fees, foreign currency exchange fees, net gains (losses) on foreign currency adjustments, and tax credit fee income.  Capital markets income increased $3.0 million for the three months ended June 30, 2020 and $4.8 million for the six months ended June 30, 2020 when compared to the same periods in 2019 primarily due to higher customer interest rate swap fees.
Debt securities gains (losses), net had an unfavorable variance of $0.7 million for the three months ended June 30, 2020 when compared to the three months ended June 30, 2019 primarily due to lower realized gains on sales of available-for-sale securities, partially offset by lower realized losses on sales of available-for-sale debt securities in 2020. Debt securities gains (losses), net had a favorable variance of $4.6 million for the six months ended June 30, 2020 and when compared to the six months ended June 30, 2019 primarily due to higher realized gains on sales of available-for-sale securities and lower realized losses on sales of available-for-sale debt securities in 2020.
Other income decreased $1.5 million for the six months ended June 30, 2020 when compared to the six months ended June 30, 2019 primarily due to unfavorable variances in net gains (losses) on derivatives and equity securities and lower fees on commercial loans.
Noninterest Expense
The following table details the components in noninterest expense:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(dollars in thousands)	2020	2019	Change	2020	2019	Change
Salaries and employee benefits	$66,556	$71,566	(7.0)%	$145,729	$142,749	2.1%
Occupancy	13,245	14,559	(9.0)	28,378	29,137	(2.6)
Equipment	3,853	4,517	(14.7)	9,158	8,991	1.9
Marketing	2,395	4,439	(46.0)	5,492	8,162	(32.7)
Data processing	9,629	10,207	(5.7)	19,096	19,548	(2.3)
Communication	2,296	2,849	(19.4)	5,094	5,903	(13.7)
Professional fees	3,545	4,921	(28.0)	7,838	7,831	0.1
FDIC assessment	2,014	1,454	38.5	3,623	3,541	2.3
Amortization of intangibles	3,612	4,325	(16.5)	7,388	8,797	(16.0)
Amortization of tax credit investments	287	568	(49.5)	5,802	828	600.7
Other expense	12,689	8,713	45.6	41,267	15,672	163.3
Total noninterest expense	$120,121	$128,118	(6.2)%	$278,865	$251,159	11.0%
Noninterest expense decreased $8.0 million for the three months ended June 30, 2020 when compared to the three months ended June 30, 2019 reflecting lower salaries and employee benefits.

Noninterest expense increased $27.7 million for the six months ended June 30, 2020 when compared to the six months ended June 30, 2019 reflecting $36.1 million of charges related to The ONB Way strategic initiative and higher amortization of tax credit investments.
Salaries and employee benefits decreased $5.0 million for the three months ended June 30, 2020 when compared to the three months ended June 30, 2019 primarily due to fewer employees at June 30, 2020. Salaries and employee benefits increased $3.0 million for the six months ended June 30, 2020 when compared to the six months ended June 30, 2019 primarily due to personnel expenses related to The ONB Way totaling $7.0 million and higher commissions, partially offset by fewer employees at June 30, 2020.
Marketing expenses decreased $2.0 million for the three months ended June 30, 2020 and $2.7 million for the six months ended June 30, 2020 when compared to the same periods in 2019 primarily due to lower public relations and advertising expenses.
Professional fees decreased $1.4 million for the three months ended June 30, 2020 when compared to the three months ended June 30, 2019 reflecting $1.4 million in consulting fees incurred in the second quarter of 2019 related to The ONB Way.
Amortization of intangibles decreased $0.7 million for the three months ended June 30, 2020 and $1.4 million for the six months ended June 30, 2020 when compared to the same periods in 2019 primarily due to lower amortization of core deposit intangibles.
Amortization of tax credit investments decreased $0.3 million for the three months ended June 30, 2020 when compared to the three months ended June 30, 2019. Amortization of tax credit investments increased $5.0 million for the six months ended June 30, 2020 when compared to the six months ended June 30, 2019. The recognition of tax credit amortization expense is contingent upon the successful completion of the rehabilitation of a historic building or completion of a solar project within the reporting period. Many factors including weather, labor availability, building regulations, inspections, and other unexpected construction delays related to a rehabilitation project can cause a project to exceed its estimated completion date.  See Note 12 to the consolidated financial statements for additional information on our tax credit investments.
Other expense increased $4.0 million for the three months ended June 30, 2020 and $25.6 million for the six months ended June 30, 2020 when compared to the same periods in 2019 primarily due to lease termination charges and impairments on long-lived assets related to branch consolidations that were part of The ONB Way strategic initiative totaling $3.9 million in the three months ended June 30, 2020 and $24.6 million in the six months ended June 30, 2020.
Provision for Income Taxes
We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes.  The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by a tax benefit from our tax credit investments and interest on tax-exempt securities and loans.  The provision for income taxes, as a percentage of pre-tax income, was 15.9% for the three months ended June 30, 2020, compared to 18.6% for the three months ended June 30, 2019.  The provision for income taxes, as a percentage of pre-tax income, was 14.6% for the six months ended June 30, 2020, compared to 18.7% for the six months ended June 30, 2019.  In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at June 30, 2020 based on the current estimate of the effective annual rate.  The lower effective tax rate during the three and six months ended June 30, 2020 when compared to the same periods in 2019 was primarily the result of an increase in federal tax credits available.  See Note 18 to the consolidated financial statements for additional information.
FINANCIAL CONDITION
Overview
At June 30, 2020, our assets were $22.102 billion, a $1.690 billion increase compared to assets of $20.412 billion at December 31, 2019.  The increase was primarily due to higher commercial loans driven by strong PPP loan production in the second quarter of 2020. As of June 30, 2020, PPP loans totaled $1.463 billion.

The current uptick in cases of COVID-19 may offset the recent positive economic momentum and government stimulus programs, and could negatively impact our financial condition. Accordingly, there is still much uncertainty regarding the economy.
Earning Assets
Our earning assets are comprised of investment securities, portfolio loans, loans held for sale, money market investments, interest earning accounts with the Federal Reserve, and equity securities.  Earning assets were $19.469 billion at June 30, 2020, a $1.707 billion increase compared to earning assets of $17.762 billion at December 31, 2019.
Investment Securities
We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements.
Equity securities are recorded at fair value and totaled $40.2 million at June 30, 2020 compared to $6.8 million at December 31, 2019.
At June 30, 2020, the investment securities portfolio, including equity securities, was $5.662 billion compared to $5.556 billion at December 31, 2019, an increase of $105.6 million.  Investment securities represented 29% of earning assets at June 30, 2020, compared to 31% at December 31, 2019.  Stronger commercial loan demand in the future could result in management’s decision to reduce the securities portfolio.  At June 30, 2020, management does not intend to sell any securities in an unrealized loss position and does not believe we will be required to sell such securities.
The investment securities available-for-sale portfolio had net unrealized gains of $185.9 million at June 30, 2020, compared to net unrealized gains of $71.9 million at December 31, 2019.  Net unrealized gains (losses) increased from December 31, 2019 to June 30, 2020 reflecting higher net unrealized gains on mortgage-backed and tax exempt municipal securities due to a decline in long-term interest rates.
The investment portfolio had an effective duration of 3.54 at June 30, 2020, compared to 3.86 at December 31, 2019.  Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates.  Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage.  The annualized average yields on investment securities, on a taxable equivalent basis, were 2.63% for the three months ended June 30, 2020 and 2.67% for the six months ended June 30, 2020, compared to 2.98% for the three months ended June 30, 2019 and 3.01% for the six months ended June 30, 2019.
Loans Held for Sale
Mortgage loans held for immediate sale in the secondary market were $122.5 million at June 30, 2020, compared to $46.9 million at December 31, 2019.  Certain mortgage loans are committed for sale at or prior to origination at a contracted price to an outside investor. Other mortgage loans held for immediate sale are hedged with TBA forward agreements and committed for sale when they are ready for delivery and remain on the Company’s balance sheet for a short period of time (typically 30 to 60 days). These loans are sold without recourse, beyond customary representations and warranties, and Old National has not experienced material losses arising from these sales. Mortgage originations are subject to volatility due to interest rates and home sales, among other factors.
We have elected the fair value option prospectively for residential loans held for sale.  The aggregate fair value exceeded the unpaid principal balance by $6.5 million at June 30, 2020, compared to $1.5 million at December 31, 2019.
Commercial and Commercial Real Estate Loans
Commercial and commercial real estate loans are the largest classification within earning assets, representing 50% of earning assets at June 30, 2020, compared to 45% at December 31, 2019.  At June 30, 2020, commercial and commercial real estate loans were $9.711 billion, an increase of $1.654 billion compared to December 31, 2019 driven by strong PPP loan production in the second quarter of 2020. As of June 30, 2020, PPP loans totaled $1.463 billion.

Residential Real Estate Loans
At June 30, 2020, residential real estate loans held in our loan portfolio were $2.229 billion, a decrease of $105.0 million compared to December 31, 2019.  Future increases in interest rates could result in a decline in the level of refinancings and new originations of residential real estate loans.
Consumer Loans
Consumer loans, including automobile loans and personal and home equity loans and lines of credit, decreased $50.6 million at June 30, 2020 compared to December 31, 2019 primarily due to decreases in consumer direct loans and home equity loans.
Other Assets
Other assets increased $97.9 million, or 39%, compared to December 31, 2019 primarily due to an increase in derivative assets. This increase was partially offset by a decrease in net deferred tax assets which reflected an increase in deferred tax liabilities related to net unrealized gains on available-for-sale investment securities.
Funding
Total funding, comprised of deposits and wholesale borrowings, was $18.961 billion at June 30, 2020, an increase of $1.663 billion from $17.298 billion at December 31, 2019.  Included in total funding were deposits of $16.319 billion at June 30, 2020, an increase of $1.766 billion from $14.553 billion at December 31, 2019.  Noninterest-bearing deposits increased $1.175 billion from December 31, 2019 to June 30, 2020 reflecting PPP funds on deposit.  Interest-bearing checking and NOW deposits increased $417.4 million from December 31, 2019 to June 30, 2020, while savings deposits increased $321.3 million.  Money market deposits increased $62.0 million from December 31, 2019 to June 30, 2020. Other time deposits decreased $268.5 million, while brokered certificates of deposit increased $58.5 million.
We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position.  At June 30, 2020, wholesale borrowings, including federal funds purchased and interbank borrowings, securities sold under agreements to repurchase, FHLB advances, and other borrowings, totaled $2.641 billion, a decrease of $103.3 million from December 31, 2019.  Wholesale funding as a percentage of total funding was 14% at June 30, 2020 and 16% at December 31, 2019.  The decrease in wholesale funding from December 31, 2019 to June 30, 2020 was due to decreases in federal funds purchased and interbank borrowings and other borrowings, partially offset by increases in FHLB advances and securities sold under agreements to repurchase.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities increased $23.6 million, or 15%, from December 31, 2019 to June 30, 2020 primarily due to investment securities purchased but not settled before June 30, 2020. This increase was partially offset by incentive payments in the six months ended June 30, 2020.
Capital
Shareholders’ equity totaled $2.864 billion at June 30, 2020, compared to $2.852 billion at December 31, 2019.  Old National repurchased 4.9 million shares of Common Stock under a stock repurchase program that was approved by the Company’s Board of Directors reducing equity by $78.7 million and 0.2 million shares of Common Stock associated with employee share-based incentive programs reducing equity by $3.6 million in the six months ended June 30, 2020. We have suspended the stock repurchase plan approved by the Company’s Board of Directors in the near term given the uncertain economic conditions. We also paid cash dividends of $0.28 per share in the six months ended June 30, 2020, which reduced equity by $46.6 million. The change in unrealized gains (losses) on available-for-sale investment securities increased equity by $88.7 million during the six months ended June 30, 2020. The Company’s Common Stock is traded on the NASDAQ under the symbol “ONB” with 33,611 shareholders of record at June 30, 2020.
Capital Adequacy
Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At June 30, 2020, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of “well-capitalized” based on the most recent regulatory definition.

Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

	Regulatory Guidelines Minimum	June 30,		December 31,
		2020	2019	2019
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	8.12%	8.82%	8.88%
Common equity Tier 1 capital to risk-adjusted total assets	7.00	11.70	11.89	12.13
Tier 1 capital to risk-adjusted total assets	8.50	11.70	11.89	12.13
Total capital to risk-adjusted total assets	10.50	12.68	12.82	12.99
Shareholders' equity to assets	N/A	12.96	13.91	13.97
Old National Bank, Old National’s bank subsidiary, maintained a strong capital position as evidenced by the following comparisons of key industry ratios.

	Regulatory Guidelines Minimum	Prompt Corrective Action "Well Capitalized" Guidelines	June 30,		December 31,
			2020	2019	2019
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	5.00%	8.73%	9.48%	9.62%
Common equity Tier 1 capital to risk-adjusted total assets	7.00	6.50	12.44	12.76	13.01
Tier 1 capital to risk-adjusted total assets	8.50	8.00	12.44	12.76	13.01
Total capital to risk-adjusted total assets	10.50	10.00	13.14	13.26	13.50
In December 2018, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. In March 2020, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC published an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The interim final rule maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). Old National is adopting the capital transition relief over the permissible five-year period.
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
During the COVID-19 pandemic, we are committed and focused on the health and safety of our team members, clients, and communities. Accordingly, we continue to evaluate and adjust our branch hours, lobby usage, and return to work efforts as necessary depending on developments across our footprint. During the second quarter of 2020, we began to return to the workplace. This included reopening our lobbies and bringing our team members back to the office, but on a much slower pace than initially planned, and in some instances pausing our return in certain markets due to the increasing number of positive COVID-19 cases across our footprint. Despite this, Old National is still open for business. We continue to lend to qualified businesses for working capital and general business purposes.
Credit Risk
Credit risk represents the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms.  Our primary credit risks result from our investment and lending activities
Investment Activities
We carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral.  At June 30, 2020, we had pooled trust preferred securities with a fair value of $7.2 million, or less than 1% of the available-for-sale securities portfolio.  These securities remained classified as available-for-sale and at June 30, 2020, the unrealized loss on our pooled trust preferred securities was $6.6 million. The fair value of these securities is expected to improve as we get closer to maturity, but not in all cases.
All of our mortgage-backed securities are backed by U.S. government-sponsored or federal agencies.  Municipal bonds, corporate bonds, and other debt securities are evaluated by reviewing the credit-worthiness of the issuer and general market conditions.  See Note 4 to the consolidated financial statements for additional details about our investment security portfolio.
Counterparty Exposure
Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation.  We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry.  Old National manages exposure to counterparty risk in connection with its derivatives transactions by generally engaging in transactions with counterparties having ratings of at least A by Standard & Poor’s Rating Service or A2 by Moody’s Investors Service.  Total credit exposure is monitored by counterparty and managed within limits that management believes to be prudent. Old National’s net counterparty exposure was an asset of $557.5 million at June 30, 2020.
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
We lend to commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling, and retailing. Old National manages concentrations of credit exposure by industry, product, geography, customer relationship, and loan size. At June 30, 2020, our average commercial loan size (excluding PPP loans) was under $315,000 and our average commercial real estate loan size was under $725,000. In addition, while loans to lessors of both residential and non-residential real estate exceed 10% of total loans, no individual sub-segment category within those broader categories reaches the 10% threshold. At June 30, 2020, we had minimal exposure to foreign borrowers and no sovereign debt. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Kentucky, Michigan, Wisconsin, and Minnesota. We have experienced an impact from COVID-19 as of June 30, 2020; however, the depth of this crisis is ongoing and its effect is anticipated to be very broad-based. Our geographic footprint, the Midwest, has not experienced the same adverse impact as other parts of the country; however, we are seeing a recent uptick in COVID-19 cases. The relief programs we have put in place along governmental stimulus programs, have helped dampen any increases in delinquencies we might have seen absent these programs. It remains to be seen what impact any wind down of these programs will have on delinquency rates going forward. Management believes that trends in under-performing, criticized, and classified loans will be influenced by the degree to which the economy strengthens or weakens, as well as the ongoing impact of the COVID-19 pandemic in the markets in which we operate.

Summary of under-performing, criticized, and classified assets:

	June 30,		December 31,
(dollars in thousands)	2020	2019	2019
Total nonaccrual loans	$125,546	$142,421	$126,412
TDRs still accruing	16,582	19,031	18,338
Total past due loans (90 days or more and still accruing)	779	423	570
Other real estate owned	1,786	2,819	2,169
Total under-performing assets	$144,693	$164,694	$147,489
Classified loans (includes nonaccrual, TDRs still accruing, past due 90 days, and other problem loans)	$318,758	$317,572	$296,671
Other classified assets (1)	2,565	2,550	2,933
Criticized loans	220,300	220,455	234,841
Total criticized and classified assets	$541,623	$540,577	$534,445
Asset Quality Ratios:
Non-performing loans/total loans (2) (3)	1.04%	1.34%	1.19%
Under-performing assets/total loans and other real estate owned (4)	1.06	1.37	1.22
Under-performing assets/total assets	0.65	0.82	0.72
Allowance/under-performing assets (5)	88.74	34.18	37.03
Allowance/nonaccrual loans (5)	102.27	39.53	43.21
(1)Includes one pooled trust preferred security and one insurance policy at June 30, 2020.
(2)Loans exclude loans held for sale.
(3)Non-performing loans include nonaccrual loans and TDRs still accruing.
(4)Includes acquired loans that were recorded at fair value at the date of acquisition. As such, the credit risk was incorporated in the fair value recorded and no allowance for loan losses was recorded at June 30, 2019 or December 31, 2019.
(5)Beginning January 1, 2020, the allowance is based on current expected loss methodology. Prior to January 1, 2020, the allowance was based on incurred loss methodology.
Under-performing assets totaled $144.7 million at June 30, 2020, compared to $164.7 million at June 30, 2019 and $147.5 million at December 31, 2019.  Under-performing assets as a percentage of total loans and other real estate owned at June 30, 2020 were 1.06%, a 31 basis point improvement from 1.37% at June 30, 2019 and a 16 basis point improvement from 1.22% at December 31, 2019.
Nonaccrual loans decreased from June 30, 2019 primarily due to a decrease in commercial real estate nonaccrual loans.  As a percentage of nonaccrual loans, the allowance was 102.27% at June 30, 2020, compared to 39.53% at June 30, 2019 and 43.21% at December 31, 2019. Beginning January 1, 2020, the allowance is based on current expected loss methodology. Prior to January 1, 2020, the allowance was based on incurred loss methodology.
Total criticized and classified assets were $541.6 million at June 30, 2020, an increase of $1.0 million from June 30, 2019, and an increase of $7.2 million from December 31, 2019. Other classified assets include investment securities that fell below investment grade rating totaling $2.6 million at June 30, 2020, compared to $2.6 million at June 30, 2019 and $2.9 million at December 31, 2019.
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
At June 30, 2020, TDRs consisted of $10.6 million of commercial loans, $12.7 million of commercial real estate loans, $0.1 million of BBCC loans, $3.0 million of residential real estate loans, $0.8 million of direct consumer loans, and $0.4 million of home equity loans totaling $27.6 million. TDRs included within nonaccrual loans totaled $11.3 million at June 30, 2020. At December 31, 2019, TDRs consisted of $12.4 million of commercial loans, $14.2 million of commercial real estate loans, $0.6 million of BBCC loans, $3.1 million of residential real estate loans, $1.0 million of direct consumer loans, and $0.4 million of home equity loans totaling $31.7 million. TDRs included within nonaccrual loans totaled $13.8 million at December 31, 2019.
Old National has allocated specific reserves to customers whose loan terms have been modified in TDRs totaling $1.4 million at June 30, 2020 and $0.9 million of December 31, 2019.  At June 30, 2020, Old National had committed to lend an additional $0.7 million to customers with outstanding loans that are classified as TDRs, compared to $2.3 million at December 31, 2019.
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

We have developed relief programs to assist borrowers in financial need due to the effects of the COVID-19 pandemic. The Interagency Statement issued by our banking regulators encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. In accordance with such guidance, we are offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. First-time deferral requests have slowed and we are beginning to receive requests of extensions from the initial 90-day deferral clients. To the extent that we have borrowers requesting deferral period extensions, we will spend more time analyzing these requests than we did on the first-time request and will compare the most recent financial information to the pre-pandemic baseline financial information on liquidity, capital, debt service ability, and loan structure. The table below presents the volume of loan deferrals through June 30, 2020 by loan category:

(dollars in thousands)	Number	Booked Amount	Booked % of Portfolio
Commercial	1,474	$713,619	25%
Commercial real estate	194	456,500	8
Residential real estate	335	78,639	3
Consumer	2,159	54,786	3
Total	4,162	$1,303,544	11%
U.S. Small Business Administration Paycheck Protection Program
Section 1102 of the CARES Act created the PPP, a program administered by the SBA to provide loans to small businesses for payroll and other basic expenses during the COVID-19 pandemic. Old National has participated in the PPP as a lender. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. Additionally, loan payments will also be deferred for six months of the loan. The PPP commenced on April 3, 2020 and is available to qualified borrowers through August 8, 2020, or as long as the appropriated funding is available. No collateral or personal guarantees are required. Neither the government nor lenders are permitted to charge the recipients any fees.

Old National began accepting applications from qualified borrowers on April 3, 2020 and as of June 30, 2020 over 9,200 applications have been processed and approved, representing $1.538 billion in funding to new and existing clients through the PPP. To the extent the PPP loans are forgiven, this represents outside equity contributions to our borrowers; and, especially with respect to vulnerable industries, we believe these capital injections are going to be instrumental in assisting our borrowers in navigating through the pandemic. This capital injection, along with the level of capital each borrower had just prior to COVID-19 impacting them, are critical factors in determining the staying power of our borrowers. Old National approved just over $203 million in PPP loans to borrowers in various industry segments identified as vulnerable, which represents just shy of 25% of our total pre-PPP outstanding loan balances to these industries. Upon receipt of interim financial results from our borrowers, we will use that information to update our understanding of the underlying strengths or weaknesses in each individual relationship and take actions, as appropriate.

As of July 27, 2020, 712 borrowers have initiated the PPP loan forgiveness application process totaling $139.4 million in loans.
Allowance for Credit Losses on Loans and Unfunded Commitments
Loan charge-offs, net of recoveries, totaled $0.5 million for the three months ended June 30, 2020, compared to $0.3 million for the three months ended June 30, 2019. Annualized, net charge-offs (recoveries) to average loans were 0.02% for the three months ended June 30, 2020 compared to 0.01% for the three months ended June 30, 2019. Loan charge-offs, net of recoveries, totaled $7.1 million for the six months ended June 30, 2020, compared to $1.2 million for the six months ended June 30, 2019.  Annualized, net charge-offs (recoveries) to average loans were 0.11% for the six months ended June 30, 2020 compared to 0.02% for the six months ended June 30,

2019.  Management will continue its efforts to reduce the level of non-performing loans and may consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for credit losses on loans.
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
At June 30, 2020, the allowance for credit losses for loans was $128.4 million. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, with the adoption of CECL beginning on January 1, 2020, provision expense may become more volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.
Prior to January 1, 2020, we calculated allowance for loan losses using incurred losses methodology. At December 31, 2019, the allowance for loan losses was $54.6 million.
We maintain an allowance for credit losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a drawdown on the commitment.  The allowance for credit losses on unfunded loan commitments is classified as a liability account on the balance sheet and totaled $11.0 million at June 30, 2020.
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
A key element in our ongoing process is to measure and monitor interest rate risk using a model to quantify the impact of changing interest rates on Old National. The model quantifies the effects of various possible interest rate scenarios on projected net interest income. The model measures the impact on net interest income relative to a base case scenario. The base case scenario assumes that the balance sheet and interest rates are held at current levels. Interest rates are floored at 0.00% in the down 50 basis points scenario. The model shows our projected net interest income sensitivity based on interest rate changes only and does not consider other forecast assumptions.

The following table illustrates our projected net interest income sensitivity over a two year cumulative horizon based on the asset/liability model at June 30, 2020 and 2019:

	Immediate Rate Decrease		Immediate Rate Increase
(dollars in thousands)	-50 Basis Points	Base	+100 Basis Points	+200 Basis Points	+300 Basis Points
June 30, 2020
Projected interest income:
Money market, other interest earning investments, and investment securities	$263,173	$274,827	$306,795	$325,762	$339,578
Loans	871,350	899,020	1,017,761	1,138,823	1,258,638
Total interest income	1,134,523	1,173,847	1,324,556	1,464,585	1,598,216
Projected interest expense:
Deposits	29,316	39,521	121,162	202,890	284,608
Borrowings	73,519	75,797	101,468	130,230	163,376
Total interest expense	102,835	115,318	222,630	333,120	447,984
Net interest income	$1,031,688	$1,058,529	$1,101,926	$1,131,465	$1,150,232
Change from base	$(26,841)		$43,397	$72,936	$91,703
% change from base	(2.54)%		4.10%	6.89%	8.66%

June 30, 2019
Projected interest income:
Money market, other interest earning investments, and investment securities	$312,978	$327,496	$345,783	$360,405	$373,426
Loans	1,061,488	1,120,904	1,240,088	1,353,653	1,466,682
Total interest income	1,374,466	1,448,400	1,585,871	1,714,058	1,840,108
Projected interest expense:
Deposits	107,522	148,369	241,198	334,016	426,834
Borrowings	115,103	129,471	162,572	196,010	229,493
Total interest expense	222,625	277,840	403,770	530,026	656,327
Net interest income	$1,151,841	$1,170,560	$1,182,101	$1,184,032	$1,183,781
Change from base	$(18,719)		$11,541	$13,472	$13,221
% change from base	(1.60)%		0.99%	1.15%	1.13%
Our asset sensitivity increased year over year primarily due to deposit pricing actions and changes in our hedging strategies, balance sheet mix, investment duration, and prepayment speed behavior.
A key element in the measurement and modeling of interest rate risk is the re-pricing assumptions of our transaction deposit accounts, which have no contractual maturity dates. Because the models are driven by expected behavior in various interest rate scenarios and many factors besides market interest rates affect our net interest income, we recognize that model outputs are not guarantees of actual results. For this reason, we model many different combinations of interest rates and balance sheet assumptions to understand our overall sensitivity to market interest rate changes, including shocks, ramps, yield curve flattening, yield curve steepening, as well as forecasts of likely interest rate scenarios tested. At June 30, 2020, our projected net interest income sensitivity based on the asset/liability models we utilize was within the limits of our interest rate risk policy for the scenarios tested.

We use cash flow and fair value hedges, primarily interest rate swaps, collars, and floors, to mitigate interest rate risk. Derivatives designated as hedging instruments were in a net asset position with a fair value of $19.2 million at June 30, 2020, compared to a net asset position with a fair value of $6.1 million at December 31, 2019.  See Note 19 to the consolidated financial statements for further discussion of derivative financial instruments.

Liquidity Risk
Liquidity risk arises from the possibility that we may not be able to satisfy current or future financial commitments, or may become unduly reliant on alternative funding sources.  The Funds Management Committee of the Board of Directors establishes liquidity risk guidelines and, along with the Balance Sheet Management Committee, monitors liquidity risk.  The objective of liquidity management is to ensure we have the ability to fund balance sheet growth and meet deposit and debt obligations in a timely and cost-effective manner.  Management monitors liquidity through a regular review of asset and liability maturities, funding sources, and loan and deposit forecasts.  We maintain strategic and contingency liquidity plans to ensure sufficient available funding to satisfy requirements for balance sheet growth, properly manage capital markets’ funding sources and to address unexpected liquidity requirements. On June 5, 2020, we filed an automatic shelf registration statement with the SEC that permits us to issue an unspecified amount of debt or equity securities.
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
A time deposit maturity schedule for Old National Bank is shown in the following table at June 30, 2020.

(dollars in thousands)
Maturity Bucket	Amount	Rate
2020	$794,671	0.86%
2021	448,957	0.90
2022	99,869	1.12
2023	66,913	1.48
2024	36,536	1.66
2025 and beyond	25,287	1.11
Total	$1,472,233	0.94%
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
The credit ratings of Old National and Old National Bank at June 30, 2020 are shown in the following table.

Moody's Investor Service
	Long-term	Short-term
Old National	A3	N/A
Old National Bank	Aa3	P-1

Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well.  At June 30, 2020, Old National and its subsidiaries had the following availability of liquid funds and borrowings:

(dollars in thousands)	Parent Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$50,737	$259,757
Unencumbered government-issued debt securities	—	2,065,327
Unencumbered investment grade municipal securities	—	712,331
Unencumbered corporate securities	—	155,174
Availability of borrowings:
Amount available from Federal Reserve discount window*	—	469,733
Amount available from Federal Home Loan Bank Indianapolis*	—	552,724
Total available funds	$50,737	$4,215,046
* Based on collateral pledged
Old National Bancorp has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows, and funds used for acquisitions.  Old National Bancorp can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit, and through the issuance of debt securities.  Additionally, Old National Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt and equity markets.  At June 30, 2020, Old National Bancorp’s other borrowings outstanding were $213.1 million.
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

OFF-BALANCE SHEET ARRANGEMENTS
Off-balance sheet arrangements include commitments to extend credit and financial guarantees.  Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers.  Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $2.999 billion and standby letters of credit of $84.3 million at June 30, 2020.  At June 30, 2020, approximately $2.758 billion of the loan commitments had fixed rates and $240.6 million had floating rates, with the floating rates ranging from 0% to 13%.  At December 31, 2019, loan commitments were $2.779 billion and standby letters of credit were $87.8 million.  The term of these off-balance sheet arrangements is typically one year or less.
Old National is a party in risk participation transactions of interest rate swaps, which had total notional amount of $49.0 million at June 30, 2020.
CONTRACTUAL OBLIGATIONS
The following table presents our significant fixed and determinable contractual obligations at June 30, 2020:

	Payments Due In
(dollars in thousands)	One Year or Less (1)	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without stated maturity	$14,847,213	$—	$—	$—	$14,847,213
IRAs, consumer, and brokered certificates of deposit	794,671	548,826	103,449	25,287	1,472,233
Federal funds purchased and interbank borrowings	801	—	—	—	801
Securities sold under agreements to repurchase	367,744	—	—	—	367,744
FHLB advances	80,770	150,500	325,160	1,478,584	2,035,014
Other borrowings	497	2,098	177,302	57,980	237,877
Fixed interest payments (2)	22,712	87,876	76,214	81,175	267,977
Operating leases	7,849	28,628	17,010	56,991	110,478
Other long-term liabilities (3)	18,478	8,974	36	26	27,514
(1)For the remaining six months of fiscal 2020.
(2)Our senior notes, subordinated notes, certain trust preferred securities, and certain FHLB advances have fixed rates ranging from 0.34% to 4.96%.  All of our other long-term debt is at LIBOR based variable rates at June 30, 2020.  The projected variable interest assumes no increase in LIBOR rates from June 30, 2020.
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
•Pandemic. A prolonged COVID-19 outbreak, or any other epidemic that harms the global economy, U.S. economy, or the economies in which we operate could adversely affect our operations. We continue to evaluate our qualitative assessment assumptions, which are subject to risks and uncertainties, including: (1) forecasted revenues, expenses, and cash flows; (2) current discount rates; (3) our market capitalization; (4) observable market transactions and multiples; (5) changes to the regulatory environment; and (6) the nature and amount of government support that has been and is expected to be provided in the future. Based on the interim qualitative assessment, we have determined that our goodwill was not impaired as of June 30, 2020. While the spread of the COVID-19 virus had an impact to our operations, sustained disruption to our operations are likely to negatively impact our financial condition and results of operations. In subsequent reporting periods, this may lead management to conclude that an interim quantitative impairment test of our goodwill is required prior to the annual impairment test conducted on August 31.
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
Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect.  Therefore, undue reliance should not be placed upon these estimates and statements.  We cannot assure that any of these statements, estimates, or beliefs will be realized and actual results may differ from those contemplated in these “forward-looking statements.”  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised to consult further disclosures we may make on related subjects in our filings with the SEC.  In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include the following:
•the length and severity of the COVID-19 pandemic, including its impact on the Company’s financial conditions and business operations;
•changes in the economy which could materially impact credit quality trends and the ability to generate loans and gather deposits, including the pace of recovery following the COVID-19 pandemic;
•market, economic, operational, liquidity, credit, and interest rate risks associated with our business;
•competition;
•government legislation and policies, including changes to address the impact of COVID-19 through the CARES Act and other legislative and regulatory responses to the COVID-19 pandemic;
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
PART II
OTHER INFORMATION
ITEM 1A.  RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and updated in the “Risk Factors” section of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, except as described below.

Old National Bank’s active participation in the PPP, or in other relief programs, may expose us to credit losses as well as litigation and compliance risk.

To support our customers, businesses, and communities, Old National Bank is an active participant in the PPP. Old National Bank began accepting applications from qualified borrowers on April 3, 2020 and as of June 30, 2020 over 9,200 applications have been processed and approved, representing $1.538 billion in funding to new and existing clients through the PPP. Old National Bank’s participation in the PPP, and participation in any other relief programs now or in the future, including those under the CARES Act, exposes us to certain credit, compliance, and other risks.

Among other regulatory requirements, PPP loans are subject to forbearance of loan payments for a six-month period to the extent that loans are not eligible for forgiveness. If PPP borrowers fail to qualify for loan forgiveness, including by failing to use the funds appropriately in order to qualify for forgiveness under the program, Old

National Bank has a greater risk of holding these loans at unfavorable interest rates. In addition, because of the short time period between the passing of the CARES Act and the implementation of the PPP, there is ambiguity in the laws, rules, and guidance regarding the operation of the PPP, which exposes us to risks relating to noncompliance with the PPP. There is risk that the SBA or another governmental entity could conclude there is a deficiency in the manner in which Old National Bank originated, funded, or serviced PPP loans, which may or may not be related to the ambiguity in the CARES Act or the rules and guidance promulgated by the SBA and the U.S. Department of the Treasury regarding the operation of the PPP. In the event of such deficiency, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already made payment under the guaranty, seek recovery of any loss related to the deficiency from us.

Since the commencement of the PPP, several other banks have been subject to litigation regarding the process and procedures that such banks followed in accepting and processing applications for the PPP. We may be exposed to the risk of similar litigation, from both customers and non-customers that contacted Old National Bank regarding obtaining PPP loans with respect to the processes and procedures we used in processing applications for the PPP. If any such litigation is filed against us and is not resolved in a manner favorable to us, it may result in significant financial liability to us or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs, or reputational damage caused by PPP-related litigation could have a material adverse impact on our reputation, business, financial condition, and results of operations.

In addition, we may be subject to regulatory scrutiny regarding Old National Bank’s processing of PPP applications or its origination or servicing of PPP loans. While the SBA has said that in many instances, banks may rely on the certifications of borrowers regarding their eligibility for PPP loans, Old National Bank does have several obligations under the PPP, and if the SBA found that Old National Bank did not meet those obligations, the remedies the SBA may seek against Old National Bank are unknown but may include not guarantying the PPP loans resulting in credit exposure to borrowers who may be unable to repay their loans. The PPP program may also attract significant interest from federal and state enforcement authorities, oversight agencies, regulators, and Congressional committees. State Attorneys General and other federal and state agencies may assert that they are not subject to the provisions of the CARES Act and the PPP regulations entitling Old National Bank to rely on borrower certifications, and take more aggressive action against us for alleged violations of the provisions governing Old National Bank’s participation in the PPP.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
04/01/20 - 04/30/20	369	$12.55	—	2,099,459
05/01/20 - 05/31/20	34,073	$13.51	—	2,099,459
06/01/20 - 06/30/20	657	$13.95	—	2,099,459
Quarter-to-date 06/30/20	35,099	$13.51	—	2,099,459
In the first quarter of 2020, the Board of Directors approved the repurchase of up to 7.0 million shares of the Company’s stock to be repurchased, as conditions warrant, through January 31, 2021.  During the six months ended June 30, 2020, Old National repurchased a limited number of shares associated with employee share-based incentive programs.
ITEM 5.  OTHER INFORMATION
(a)None
(b)There have been no material changes in the procedure by which security holders recommend nominees to the Company’s board of directors.

ITEM 6.  EXHIBITS

Exhibit No.	Description

3.1
Fifth Amended and Restated Articles of Incorporation of Old National, amended April 30, 2020 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2020).

3.2
Amended and Restated By-Laws of Old National, amended April 30, 2020 (incorporated by reference to Exhibit 3.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2020).

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

101
The following materials from Old National’s Form 10-Q Report for the quarterly period ended June 30, 2020, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from Old National’s Form 10-Q Report for the quarterly period ended June 30, 2020, formatted in inline XBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD NATIONAL BANCORP
(Registrant)

By:	/s/ Brendon B. Falconer
Brendon B. Falconer
Senior Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

Date: July 29, 2020