Form 10-Q
period 2020-09-30
OLD NATIONAL BANCORP /IN/
filed 2020-10-28
CIK 707179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock.  The registrant has one class of common stock (no par value) with 165,333,000 shares outstanding at September 30, 2020.

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
SEC:  Securities and Exchange Commission
TBA:  to be announced
TDR:  troubled debt restructuring

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS

(dollars and shares in thousands, except per share data)	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Cash and due from banks	$229,631	$234,766
Money market and other interest-earning investments	101,119	41,571
Total cash and cash equivalents	330,750	276,337
Equity securities, at fair value	2,518	6,842
Investment securities - available-for-sale, at fair value:
U.S. Treasury	10,230	17,682
U.S. government-sponsored entities and agencies	491,541	592,984
Mortgage-backed securities	3,382,280	3,183,861
States and political subdivisions	1,426,495	1,275,643
Other securities	290,988	314,921
Total investment securities - available-for-sale	5,601,534	5,385,091
Federal Home Loan Bank/Federal Reserve Bank stock, at cost	169,452	164,099
Loans held for sale, at fair value	85,091	46,898
Loans:
Commercial	4,264,568	2,890,296
Commercial real estate	5,701,493	5,166,792
Residential real estate	2,265,299	2,334,289
Consumer credit, net of unearned income	1,661,149	1,726,147
Total loans	13,892,509	12,117,524
Allowance for loan losses (1)	(131,388)	(54,619)
Net loans	13,761,121	12,062,905
Premises and equipment, net	463,253	490,925
Operating lease right-of-use assets	77,482	95,477
Accrued interest receivable	83,052	85,123
Goodwill	1,036,994	1,036,994
Other intangible assets	49,258	60,105
Company-owned life insurance	455,975	448,967
Other assets	343,996	251,904
Total assets	$22,460,476	$20,411,667
Liabilities
Deposits:
Noninterest-bearing demand	$5,463,007	$4,042,286
Interest-bearing:
Checking and NOW	4,588,432	4,149,639
Savings	3,287,302	2,845,423
Money market	1,904,404	1,833,819
Other time deposits	1,206,658	1,589,988
Brokered certificates of deposit	56,691	92,242
Total deposits	16,506,494	14,553,397
Federal funds purchased and interbank borrowings	1,259	350,414
Securities sold under agreements to repurchase	399,141	327,782
Federal Home Loan Bank advances	2,087,648	1,822,847
Other borrowings	237,683	243,685
Operating lease liabilities	88,552	99,500
Accrued expenses and other liabilities	218,550	161,589
Total liabilities	19,539,327	17,559,214
Shareholders' Equity
Preferred stock, 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $1.00 per share stated value, 300,000 shares authorized, 165,333 and 169,616 shares issued and outstanding, respectively	165,333	169,616
Capital surplus	1,873,483	1,944,445
Retained earnings	733,049	682,185
Accumulated other comprehensive income (loss), net of tax	149,284	56,207
Total shareholders' equity	2,921,149	2,852,453
Total liabilities and shareholders' equity	$22,460,476	$20,411,667
(1)Beginning January 1, 2020, calculation is based on current expected loss methodology. Prior to January 1, 2020, calculation was based on incurred loss methodology.
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars and shares in thousands, except per share data)	2020	2019	2020	2019
Interest Income
Loans including fees:
Taxable	$124,261	$145,417	$377,725	$432,642
Nontaxable	3,312	3,905	10,390	12,114
Investment securities:
Taxable	23,839	28,884	76,593	86,162
Nontaxable	8,615	7,119	24,909	21,776
Money market and other interest-earning investments	59	528	442	1,140
Total interest income	160,086	185,853	490,059	553,834
Interest Expense
Deposits	5,297	18,707	24,393	53,670
Federal funds purchased and interbank borrowings	12	1,484	1,296	5,219
Securities sold under agreements to repurchase	160	715	729	2,048
Federal Home Loan Bank advances	6,709	9,123	21,321	29,093
Other borrowings	2,335	2,728	7,305	8,430
Total interest expense	14,513	32,757	55,044	98,460
Net interest income	145,573	153,096	435,015	455,374
Provision for loan losses (1)	—	1,437	39,495	3,483
Net interest income after provision for loan losses	145,573	151,659	395,520	451,891
Noninterest Income
Wealth management fees	9,239	9,160	27,547	27,604
Service charges on deposit accounts	8,698	11,860	26,357	34,201
Debit card and ATM fees	5,276	5,370	15,106	16,292
Mortgage banking revenue	18,110	8,850	46,542	20,996
Investment product fees	5,351	5,244	16,070	16,106
Capital markets income	5,428	4,560	15,935	10,227
Company-owned life insurance	2,830	2,703	8,878	8,602
Debt securities gains (losses), net	4,921	424	10,606	1,486
Other income	4,906	5,790	13,681	16,077
Total noninterest income	64,759	53,961	180,722	151,591
Noninterest Expense
Salaries and employee benefits	69,860	71,729	215,589	214,478
Occupancy	13,930	11,934	42,308	41,071
Equipment	3,754	3,954	12,912	12,945
Marketing	2,140	4,105	7,632	12,267
Data processing	9,628	8,961	28,724	28,509
Communication	2,241	2,349	7,335	8,252
Professional fees	3,083	5,037	10,921	12,868
FDIC assessment	1,319	960	4,942	4,501
Amortization of intangibles	3,459	4,168	10,847	12,965
Amortization of tax credit investments	3,115	1,211	8,917	2,039
Other expense	7,705	8,177	48,972	23,849
Total noninterest expense	120,234	122,585	399,099	373,744
Income before income taxes	90,098	83,035	177,143	229,738
Income tax expense	12,154	13,254	24,854	40,717
Net income	$77,944	$69,781	$152,289	$189,021
Net income per common share - basic	$0.47	$0.41	$0.92	$1.10
Net income per common share - diluted	0.47	0.41	0.92	1.09
Weighted average number of common shares outstanding - basic	164,773	170,746	165,748	172,807
Weighted average number of common shares outstanding - diluted	165,419	171,551	166,370	173,527
Dividends per common share	$0.14	$0.13	$0.42	$0.39
(1)Beginning January 1, 2020, calculation is based on current expected loss methodology. Prior to January 1, 2020, calculation was based on incurred loss methodology.
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Net income	$77,944	$69,781	$152,289	$189,021

Other comprehensive income (loss):

Change in debt securities available-for-sale:
Unrealized holding gains (losses) for the period	6,599	19,567	126,281	133,081
Reclassification adjustment for securities (gains) losses realized in income	(4,921)	(424)	(10,606)	(1,486)
Income tax effect	(281)	(3,602)	(25,598)	(30,005)
Unrealized gains (losses) on available-for-sale debt securities	1,397	15,541	90,077	101,590

Change in securities held-to-maturity:
Amortization of unrealized losses on securities transferred from available-for-sale	—	1,384	—	2,405
Income tax effect	—	(392)	—	(627)
Changes from securities held-to-maturity	—	992	—	1,778

Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	(11)	(73)	7,546	479
Reclassification adjustment for (gains) losses realized in net income	(1,550)	(21)	(3,651)	(412)
Income tax effect	384	23	(957)	(17)
Changes from cash flow hedges	(1,177)	(71)	2,938	50

Defined benefit pension plans:
Amortization of net loss recognized in income	28	20	82	61
Income tax effect	(7)	(5)	(20)	(15)
Changes from defined benefit pension plans	21	15	62	46
Other comprehensive income (loss), net of tax	241	16,477	93,077	103,464
Comprehensive income	$78,185	$86,258	$245,366	$292,485
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

(dollars in thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2018	$175,141	$2,031,695	$527,684	$(44,950)	$2,689,570
Cumulative effect of change in accounting principles	—	—	6,322	—	6,322
Balance, January 1, 2019	175,141	2,031,695	534,006	(44,950)	2,695,892
Net income	—	—	56,276	—	56,276
Other comprehensive income (loss)	—	—	—	47,570	47,570
Dividends - common stock ($0.13 per share)	—	—	(22,812)	—	(22,812)
Common stock issued	9	121	—	—	130
Common stock repurchased	(1,655)	(25,642)	—	—	(27,297)
Share-based compensation expense	—	1,800	—	—	1,800
Stock activity under incentive compensation plans	484	(12)	(159)	—	313
Balance, March 31, 2019	$173,979	$2,007,962	$567,311	$2,620	$2,751,872
Net income	—	—	62,964	—	62,964
Other comprehensive income (loss)	—	—	—	39,417	39,417
Dividends - common stock ($0.13 per share)	—	—	(22,476)	—	(22,476)
Common stock issued	10	138	—	—	148
Common stock repurchased	(1,884)	(28,961)	—	—	(30,845)
Share-based compensation expense	—	1,946	—	—	1,946
Stock activity under incentive compensation plans	126	120	(133)	—	113
Balance, June 30, 2019	$172,231	$1,981,205	$607,666	$42,037	$2,803,139
Net income	—	—	69,781	—	69,781
Other comprehensive income (loss)	—	—	—	16,477	16,477
Dividends - common stock ($0.13 per share)	—	—	(22,136)	—	(22,136)
Common stock issued	8	133	—	—	141
Common stock repurchased	(2,206)	(34,866)	—	—	(37,072)
Share-based compensation expense	—	2,200	—	—	2,200
Stock activity under incentive compensation plans	(2)	136	(134)	—	—
Balance, September 30, 2019	$170,031	$1,948,808	$655,177	$58,514	$2,832,530

Balance, December 31, 2019	$169,616	$1,944,445	$682,185	$56,207	$2,852,453
Cumulative effect of change in accounting principles (Note 2)	—	—	(31,150)	—	(31,150)
Balance, January 1, 2020	169,616	1,944,445	651,035	56,207	2,821,303
Net income	—	—	22,640	—	22,640
Other comprehensive income (loss)	—	—	—	81,950	81,950
Dividends - common stock ($0.14 per share)	—	—	(23,535)	—	(23,535)
Common stock issued	9	142	—	—	151
Common stock repurchased	(5,076)	(76,746)	—	—	(81,822)
Share-based compensation expense	—	2,748	—	—	2,748
Stock activity under incentive compensation plans	560	(329)	(231)	—	—
Balance, March 31, 2020	$165,109	$1,870,260	$649,909	$138,157	$2,823,435
Net income	—	—	51,705	—	51,705
Other comprehensive income (loss)	—	—	—	10,886	10,886
Dividends - common stock ($0.14 per share)	—	—	(23,113)	—	(23,113)
Common stock issued	11	134	—	—	145
Common stock repurchased	(34)	(439)	—	—	(473)
Share-based compensation expense	—	1,480	—	—	1,480
Stock activity under incentive compensation plans	7	306	(123)	—	190
Balance, June 30, 2020	$165,093	$1,871,741	$678,378	$149,043	$2,864,255
Net income	—	—	77,944	—	77,944
Other comprehensive income (loss)	—	—	—	241	241
Dividends - common stock ($0.14 per share)	—	—	(23,147)	—	(23,147)
Common stock issued	11	125	—	—	136
Common stock repurchased	(2)	(12)	—	—	(14)
Share-based compensation expense	—	1,734	—	—	1,734
Stock activity under incentive compensation plans	231	(105)	(126)	—	—
Balance, September 30, 2020	$165,333	$1,873,483	$733,049	$149,284	$2,921,149
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2020	2019
Cash Flows From Operating Activities
Net income	$152,289	$189,021
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	21,807	19,980
Amortization of other intangible assets	10,847	12,965
Amortization of tax credit investments	8,917	2,039
Net premium amortization on investment securities	14,664	13,199
Accretion income related to acquired loans	(17,883)	(33,465)
Share-based compensation expense	5,962	5,946
Excess tax (benefit) expense on share-based compensation	(747)	(1,057)
Provision for loan losses	39,495	3,483
Debt securities (gains) losses, net	(10,606)	(1,486)
Net (gains) losses on sales of loans and other assets	(8,636)	(3,815)
Increase in cash surrender value of company-owned life insurance	(8,878)	(8,602)
Residential real estate loans originated for sale	(1,114,932)	(564,457)
Proceeds from sales of residential real estate loans	1,099,258	528,739
(Increase) decrease in interest receivable	2,071	8,717
(Increase) decrease in other assets	(109,291)	(1,695)
Increase (decrease) in accrued expenses and other liabilities	764	(32,816)
Net cash flows provided by (used in) operating activities	85,101	136,696
Cash Flows From Investing Activities
Purchases of investment securities available-for-sale	(1,859,755)	(1,713,799)
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	(10,025)	(21,142)
Proceeds from maturities, prepayments, and calls of investment securities available-for-sale	1,475,609	810,397
Proceeds from sales of investment securities available-for-sale	296,075	295,615
Proceeds from maturities, prepayments, and calls of investment securities held-to-maturity	—	99,913
Proceeds from sales of Federal Home Loan Bank/Federal Reserve Bank stock	4,672	21
Proceeds from sales of equity securities	39,218	130
Loan originations and payments, net	(1,756,697)	257,675
Proceeds from company-owned life insurance death benefits	1,870	5,716
Proceeds from sales of premises and equipment and other assets	7,014	3,038
Purchases of premises and equipment and other assets	(26,865)	(31,095)
Net cash flows provided by (used in) investing activities	(1,828,884)	(293,531)
Cash Flows From Financing Activities
Net increase (decrease) in:
Deposits	1,953,097	98,403
Federal funds purchased and interbank borrowings	(349,155)	(29,546)
Securities sold under agreements to repurchase	71,359	(24,743)
Other borrowings	(429)	3,744
Payments for maturities of Federal Home Loan Bank advances	(550,004)	(375,999)
Proceeds from Federal Home Loan Bank advances	825,000	750,000
Cash dividends paid on common stock	(69,795)	(67,424)
Common stock repurchased	(82,309)	(95,214)
Proceeds from exercise of stock options	—	280
Common stock issued	432	419
Net cash flows provided by (used in) financing activities	1,798,196	259,920
Net increase (decrease) in cash and cash equivalents	54,413	103,085
Cash and cash equivalents at beginning of period	276,337	317,165
Cash and cash equivalents at end of period	$330,750	$420,250
Supplemental cash flow information:
Total interest paid	$59,037	$101,224
Total taxes paid (net of refunds)	$15,836	$2,954
Investment securities purchased but not settled	$50,317	$64,924
Operating lease right-of-use assets obtained in exchange for lease obligations	$(1,133)	$117,853
Finance lease right-of-use assets obtained in exchange for lease obligations	$5,225	$7,871
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.  Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of September 30, 2020 and December 31, 2019, and the results of its operations for the three and nine months ended September 30, 2020 and 2019.  Interim results do not necessarily represent annual results.  These financial statements should be read in conjunction with Old National’s Annual Report on Form 10-K for the year ended December 31, 2019.
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
ASU 2020-04 permits relief solely for reference rate reform actions and permits different elections over the effective date for legacy and new activity. Accordingly, Old National is evaluating and reassessing the elections on a quarterly basis. For current elections in effect regarding the assertion of the probability of forecasted transactions, Old National elects the expedient to assert the probability of the hedged interest payments and receipts regardless of any expected modification in terms related to reference rate reform.
Old National believes the adoption of this guidance on activities subsequent to September 30, 2020 through December 31, 2022 will not have a material impact on the consolidated financial statements.

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
Guidance on Non-TDR Loan Modifications due to COVID-19 – On March 22, 2020, a statement was issued by our banking regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the “Interagency Statement”) that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) that passed on March 27, 2020 further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. In accordance with such guidance, we are offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. See Note 6 for further information on non-TDR loan modifications.
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

FASB ASC 470 and 815 – In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to clarify the accounting for certain financial instruments with characteristics of liabilities and equity. The amendments in this update reduce the number of accounting models for convertible debt instruments and convertible preferred stock by removing the cash conversion model and the beneficial conversion feature model. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in-capital. In addition, this ASU improves disclosure requirements for convertible instruments and earnings-per-share guidance. The ASU also revises the derivative scope exception guidance to reduce form-over-substance-based accounting conclusions driven by remote contingent events. The amendments in this update are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption will be permitted, but no earlier than for fiscal years beginning after December 15, 2020. Old National is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

Acquisitions and Dispositions of Businesses and Related Pro Forma Information – In May 2020, the SEC issued a final rule that revises the circumstances that require financial statements and related pro forma information for acquisitions and dispositions of businesses. The intent of the rule is to allow for more meaningful conclusions on when an acquired or disposed business is significant as well as to improve the related disclosure requirements. The changes are intended to improve the financial information about acquired or disposed businesses, facilitate more timely access to capital, and reduce the complexity and costs to prepare the disclosure. The final rule is effective January 1, 2021; however, voluntary early compliance is permitted.
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

The following table reconciles basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars and shares in thousands, except per share data)	2020	2019	2020	2019
Basic Net Income Per Share
Net income	$77,944	$69,781	$152,289	$189,021
Weighted average common shares outstanding	164,773	170,746	165,748	172,807
Basic Net Income Per Share	$0.47	$0.41	$0.92	$1.10
Diluted Net Income Per Share
Net income	$77,944	$69,781	$152,289	$189,021
Weighted average common shares outstanding	164,773	170,746	165,748	172,807
Effect of dilutive securities:
Restricted stock	611	761	586	672
Stock options and appreciation rights	35	44	36	48
Weighted average shares outstanding	165,419	171,551	166,370	173,527
Diluted Net Income Per Share	$0.47	$0.41	$0.92	$1.09

NOTE 4 – INVESTMENT SECURITIES
The following table summarizes the amortized cost, fair value, and allowance for credit losses of the available-for-sale investment securities portfolio and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses for Investments	Fair Value
September 30, 2020
Available-for-Sale
U.S. Treasury	$9,899	$331	$—	$—	$10,230
U.S. government-sponsored entities and agencies	488,768	3,700	(927)	—	491,541
Mortgage-backed securities - Agency	3,280,249	102,975	(944)	—	3,382,280
States and political subdivisions	1,351,122	76,138	(765)	—	1,426,495
Pooled trust preferred securities	13,773	—	(6,246)	—	7,527
Other securities	270,166	14,085	(790)	—	283,461
Total available-for-sale securities	$5,413,977	$197,229	$(9,672)	$—	$5,601,534

December 31, 2019
Available-for-Sale
U.S. Treasury	$17,567	$117	$(2)	$—	$17,682
U.S. government-sponsored entities and agencies	596,595	1,027	(4,638)	—	592,984
Mortgage-backed securities - Agency	3,151,550	41,363	(9,052)	—	3,183,861
States and political subdivisions	1,232,497	44,193	(1,047)	—	1,275,643
Pooled trust preferred securities	13,811	—	(5,589)	—	8,222
Other securities	301,189	6,842	(1,332)	—	306,699
Total available-for-sale securities	$5,313,209	$93,542	$(21,660)	$—	$5,385,091

Proceeds from sales or calls of available-for-sale investment securities and the resulting realized gains and realized losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Proceeds from sales of available-for-sale debt securities	$39,637	$27,983	$296,075	$295,615
Proceeds from calls of available-for-sale debt securities	82,410	316,361	388,145	378,476
Total	$122,047	$344,344	$684,220	$674,091

Realized gains on sales of available-for-sale debt securities	$4,942	$340	$11,082	$3,443
Realized gains on calls of available-for-sale debt securities	10	86	50	89
Realized losses on sales of available-for-sale debt securities	(30)	(2)	(500)	(2,017)
Realized losses on calls of available-for-sale debt securities	(1)	—	(26)	(29)
Debt securities gains (losses), net	$4,921	$424	$10,606	$1,486
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

	September 30, 2020
(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Maturity
Available-for-Sale
Within one year	$479,460	$488,426	2.49%
One to five years	2,808,889	2,909,519	2.38
Five to ten years	750,252	772,598	2.50
Beyond ten years	1,375,376	1,430,991	3.05
Total	$5,413,977	$5,601,534	2.58%

The following table summarizes the available-for-sale investment securities with unrealized losses for which an allowance for credit losses has not been recorded by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2020
Available-for-Sale
U.S. government-sponsored entities and agencies	$218,352	$(927)	$—	$—	$218,352	$(927)
Mortgage-backed securities - Agency	300,451	(834)	3,516	(110)	303,967	(944)
States and political subdivisions	60,513	(765)	—	—	60,513	(765)
Pooled trust preferred securities	—	—	7,527	(6,246)	7,527	(6,246)
Other securities	27,574	(175)	20,615	(615)	48,189	(790)
Total available-for-sale	$606,890	$(2,701)	$31,658	$(6,971)	$638,548	$(9,672)

December 31, 2019
Available-for-Sale
U.S. Treasury	$999	$(2)	$—	$—	$999	$(2)
U.S. government-sponsored entities and agencies	357,647	(4,638)	—	—	357,647	(4,638)
Mortgage-backed securities - Agency	786,245	(6,122)	212,056	(2,930)	998,301	(9,052)
States and political subdivisions	120,166	(1,016)	7,006	(31)	127,172	(1,047)
Pooled trust preferred securities	—	—	8,222	(5,589)	8,222	(5,589)
Other securities	30,765	(182)	87,066	(1,150)	117,831	(1,332)
Total available-for-sale	$1,295,822	$(11,960)	$314,350	$(9,700)	$1,610,172	$(21,660)
Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for sale debt securities that do not meet the criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale debt securities was needed at September 30, 2020. Accrued interest receivable on available-for-sale debt securities totaled $22.4 million at September 30, 2020 and is excluded from the estimate of credit losses.
The U.S. government sponsored entities and agencies and mortgage-backed securities – agency are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. Therefore, for those securities, we do not record expected credit losses.
Prior to the adoption of ASC 326, there was no OTTI recorded during the nine months ended September 30, 2019.
At September 30, 2020, Old National’s securities portfolio consisted of 1,854 securities, 103 of which were in an unrealized loss position.  The unrealized losses attributable to our U.S. government-sponsored entities and agencies, agency mortgage-backed securities, states and political subdivisions, and other securities are the result of fluctuations in interest rates.  Our pooled trust preferred securities are discussed below.  At September 30, 2020, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.

Pooled Trust Preferred Securities
At September 30, 2020, our securities portfolio contained two pooled trust preferred securities with a fair value of $7.5 million and unrealized losses of $6.2 million.  These securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows.  For the nine months ended September 30, 2020 and 2019, we did not recognize any losses on these securities.
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

(dollars in thousands)	Class	Lowest Credit Rating (1)	Amortized Cost	Fair Value	Unrealized Gain/ (Loss)	# of Issuers Currently Performing/ Remaining	Actual Deferrals and Defaults as a % of Original Collateral	Expected Defaults as a % of Remaining Performing Collateral	Excess Subordination as a % of Current Performing Collateral
September 30, 2020
Pooled trust preferred securities:
Pretsl XXVII LTD	B	B	$4,238	$2,228	$(2,010)	32/41	14.4%	10.8%	33.4%
Trapeza Ser 13A	A2A	BBB	9,535	5,299	(4,236)	39/41	4.5%	6.4%	52.1%
			13,773	7,527	(6,246)
Single Issuer trust preferred securities:
JP Morgan Chase & Co		BBB-	4,806	4,412	(394)

Total			$18,579	$11,939	$(6,640)
(1)Lowest rating for the security provided by any nationally recognized credit rating agency.
Equity Securities
Old National's equity securities with readily determinable fair values totaled $2.5 million at September 30, 2020 and $6.8 million at December 31, 2019.  There were gains on equity securities of $0.5 million during the three months ended September 30, 2020 and $1.3 million during the nine months ended September 30, 2020, compared to gains of $0.2 million during the three months ended September 30, 2019 and $0.4 million during the nine months ended September 30, 2019.  Old National also has equity securities without readily determinable fair values that are included in other assets that totaled $95.4 million at September 30, 2020 and $91.4 million at December 31, 2019.  These are illiquid investments that consist of partnerships, limited liability companies, and other ownership interests that support affordable housing, economic development, and community revitalization initiatives in low-to-moderate income neighborhoods.  There have been no impairments or adjustments on these securities in the three or nine months ended September 30, 2020 or 2019.
NOTE 5 – LOANS HELD FOR SALE
Mortgage loans held for immediate sale in the secondary market were $85.1 million at September 30, 2020, compared to $46.9 million at December 31, 2019.  Residential loans that Old National has originated with the intent to sell are recorded at fair value.  Conventional mortgage production is sold on a servicing retained basis.  Certain loans, such as government guaranteed mortgage loans are sold on servicing released basis.
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

The loan categories used to monitor and analyze interest income and yields are different than the portfolio segments used to determine the allowance for credit losses for loans. The allowance for credit losses was calculated by pooling loans of similar credit risk characteristics and credit monitoring procedures. The four loan portfolios are classified into seven segments of loans - commercial, commercial real estate, BBCC, residential real estate, indirect, direct, and home equity. The commercial and commercial real estate loan categories shown on the balance sheet include the same pool of loans as the commercial, commercial real estate, and BBCC portfolio segments. The consumer loan category shown on the balance sheet is comprised of the same loans in the indirect, direct, and home equity portfolio segments. The composition of loans by portfolio segment as of September 30, 2020 follows:

	September 30, 2020	Segment	September 30, 2020
	Statement	Portfolio	After
(dollars in thousands)	Balance	Reclassifications	Reclassifications
Loans:
Commercial	$4,264,568	$(196,226)	$4,068,342
Commercial real estate	5,701,493	(170,581)	5,530,912
BBCC	N/A	366,807	366,807
Residential real estate	2,265,299	—	2,265,299
Consumer	1,661,149	(1,661,149)	N/A
Indirect	N/A	932,759	932,759
Direct	N/A	179,275	179,275
Home equity	N/A	549,115	549,115
Total	$13,892,509	$—	$13,892,509
The composition of loans by portfolio segment follows:

(dollars in thousands)	September 30, 2020	January 1, 2020
Commercial (1) (2)	$4,068,342	$2,817,833
Commercial real estate	5,530,912	4,890,890
BBCC	366,807	352,714
Residential real estate	2,265,299	2,334,394
Indirect	932,759	935,594
Direct	179,275	228,526
Home equity	549,115	562,051
Total loans	13,892,509	12,122,002
Allowance for credit losses	(131,388)	(95,966)
Net loans	$13,761,121	$12,026,036
(1)Includes direct finance leases of $34.4 million at September 30, 2020 and $47.2 million at January 1, 2020.
(2)Includes PPP loans of $1.479 billion at September 30, 2020.
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
Section 1102 of the CARES Act created the Paycheck Protection Program (“PPP”), a program administered by the Small Business Administration (the “SBA”) to provide loans to small businesses for payroll and other basic expenses during the COVID-19 pandemic. Old National has participated in the PPP as a lender. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. Additionally, loan payments will also be deferred for the first six months of the loan term. The PPP commenced on April 3, 2020 and was available to qualified borrowers through August 8, 2020. No collateral or personal guarantees are required. Neither the government nor lenders are permitted to charge the recipients any fees.

Old National began accepting applications from qualified borrowers on April 3, 2020 and as of September 30, 2020 has originated over 9,700 loans with balances in excess of $1.5 billion to new and existing clients through the PPP.
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
At 220%, Old National Bank’s commercial real estate loans as a percentage of its risk-based capital remained well below the regulatory guideline limit of 300% at September 30, 2020.
BBCC
BBCC loans are typically granted to small businesses with gross revenues of less than $5 million and aggregate debt of less than $1 million. Old National has established minimum debt service coverage ratios, minimum FICO scores for owners and guarantors, and the ability to show relatively stable earnings as criteria to help mitigate risk. Repayment of these loans depends on the personal income of the borrowers and the cash flows of the business. These factors can be affected by changes in economic conditions such as unemployment levels.
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
Allowance for Credit Losses
Loans
Credit quality within the loans held for investment portfolio is continuously monitored by management and is reflected within the allowance for credit losses for loans. The allowance for credit losses is an estimate of expected losses inherent within the Company’s loans held for investment portfolio. Credit quality is assessed and monitored by evaluating various attributes and the results of those evaluations are utilized in underwriting new loans and in our process for estimating expected credit losses. Expected credit loss inherent in non-cancelable off-balance-sheet credit exposures is accounted for as a separate liability included in other liabilities on the balance sheet. The allowance for credit losses for loans held for investment is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries. We have made a policy election to report accrued interest receivable as a separate line item on the balance sheet. Accrued interest receivable on loans totaled $59.5 million at September 30, 2020 and is excluded from the estimate of credit losses.
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

The allowance for credit losses increased for the three months ended September 30, 2020 primarily due to net recoveries of $3.0 million for the quarter. The allowance for credit losses increased for the nine months ended September 30, 2020 primarily due to macroeconomic factors surrounding the COVID-19 pandemic. The forecast scenario includes slightly elevated unemployment, which is forecasted to increase through the fourth quarter of 2020. In addition to the quantitative inputs, several qualitative factors were considered, including the risk that unemployment and gross domestic product, prove to be more severe and/or prolonged than our baseline forecast. The mitigating impact of potential future rounds of fiscal stimulus, including direct payments to individuals, increased unemployment benefits, as well as the various government sponsored loan programs, was also considered. Old National’s activity in the allowance for credit losses for loans by portfolio segment for the three and nine months ended September 30, 2020 was as follows:

(dollars in thousands)	Balance at Beginning of Period	Impact of Adopting ASC 326	Sub-Total	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Three Months Ended September 30, 2020
Commercial	$29,618	$—	$29,618	$(128)	$2,192	$(3,289)	$28,393
Commercial real estate	71,069	—	71,069	(2,709)	3,379	4,173	75,912
BBCC	6,332	—	6,332	(10)	—	15	6,337
Residential real estate	14,244	—	14,244	(321)	220	(219)	13,924
Indirect	4,453	—	4,453	(556)	587	(394)	4,090
Direct	835	—	835	(445)	187	248	825
Home equity	1,843	—	1,843	—	598	(534)	1,907
Total allowance for credit losses	$128,394	$—	$128,394	$(4,169)	$7,163	$—	$131,388

Nine Months Ended September 30, 2020
Commercial	$21,359	$7,150	$28,509	$(5,303)	$3,100	$2,087	$28,393
Commercial real estate	20,535	25,548	46,083	(5,164)	4,297	30,696	75,912
BBCC	2,279	3,702	5,981	(92)	122	326	6,337
Residential real estate	2,299	6,986	9,285	(637)	431	4,845	13,924
Indirect	5,319	(1,669)	3,650	(2,125)	1,494	1,071	4,090
Direct	1,863	(1,059)	804	(1,326)	571	776	825
Home equity	965	689	1,654	(199)	758	(306)	1,907
Total allowance for credit losses	$54,619	$41,347	$95,966	$(14,846)	$10,773	$39,495	$131,388
The reduction in provision for the three months ended September 30, 2020 for the commercial portfolio was primarily due to net recoveries in the portfolio. The reduction in the provision for the commercial portfolio was offset by an increase in provision in the commercial real estate portfolio reflecting an increase in balances in the commercial real estate portfolio. PPP loans were factored in the provision for credit losses for the three and nine months ended September 30, 2020; however, due to the SBA guaranty and our borrowers’ adherence to the PPP terms, the provision impact was insignificant.

Unfunded Loan Commitments
Old National maintains an allowance for credit losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a drawdown on the commitment. The allowance for credit losses on unfunded loan commitments is classified as a liability account on the balance sheet. Old National’s activity in the allowance for credit losses on unfunded loan commitments for the three and nine months ended September 30, 2020 was as follows:

(dollars in thousands)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Allowance for credit losses on unfunded loan commitments:
Balance at beginning of period	$11,026	$2,656
Impact of adopting ASC 326	—	4,549
Sub-Total	11,026	7,205
Expense (reversal of expense) for credit losses	—	3,821
Balance at end of period	$11,026	$11,026
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
Pass rated loans are those loans that are other than criticized, classified – substandard, classified – nonaccrual, or classified – doubtful.

The following table summarizes the risk category of commercial, commercial real estate, and BBCC loans by loan portfolio segment and class of loan:

	Risk Rating
(dollars in thousands)	Pass	Criticized	Classified - Substandard	Classified - Nonaccrual	Classified - Doubtful	Total
September 30, 2020
Commercial:
Term Loans at Amortized Cost by Origination Year:
Prior to 2016	$272,695	$6,083	$8,391	$3,010	$1,200	$291,379
2016	124,413	3,633	2,814	492	—	131,352
2017	250,815	8,739	12,156	9,984	183	281,877
2018	199,031	12,840	8,659	5,207	684	226,421
2019	480,653	9,420	6,145	4,094	—	500,312
2020	1,932,380	15,371	6,455	829	—	1,955,035
Revolving Loans	477,815	12,160	18,231	2,433	—	510,639
Revolving to Term Loans	155,265	3,226	6,765	6,071	—	171,327
Total	$3,893,067	$71,472	$69,616	$32,120	$2,067	$4,068,342

Commercial real estate:
Term Loans at Amortized Cost by Origination Year:
Prior to 2016	$615,539	$22,234	$18,466	$12,753	$3,672	$672,664
2016	533,045	17,147	7,012	2,308	19,637	579,149
2017	717,345	72,598	31,695	12,282	8,674	842,594
2018	829,583	20,181	16,511	4,206	—	870,481
2019	1,073,991	39,005	4,246	2,108	1,876	1,121,226
2020	1,042,060	2,361	12,538	—	—	1,056,959
Revolving Loans	29,581	—	—	—	—	29,581
Revolving to Term Loans	334,075	19,767	4,075	341	—	358,258
Total	$5,175,219	$193,293	$94,543	$33,998	$33,859	$5,530,912

BBCC:
Term Loans at Amortized Cost by Origination Year:
Prior to 2016	$8,607	$—	$—	$—	$89	$8,696
2016	27,306	716	45	106	—	28,173
2017	39,173	479	266	520	—	40,438
2018	54,175	821	40	230	392	55,658
2019	79,760	1,638	622	357	77	82,454
2020	70,997	1,519	386	111	—	73,013
Revolving Loans	51,601	1,891	341	139	—	53,972
Revolving to Term Loans	20,864	1,030	929	1,580	—	24,403
Total	$352,483	$8,094	$2,629	$3,043	$558	$366,807

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

	Payment Performance
(dollars in thousands)	Performing	Nonperforming	Total
September 30, 2020
Residential real estate:
Term Loans at Amortized Cost by Origination Year:
Prior to 2016	$698,318	$19,336	$717,654
2016	228,088	2,807	230,895
2017	226,483	696	227,179
2018	153,172	836	154,008
2019	498,685	175	498,860
2020	436,512	65	436,577
Revolving Loans	—	—	—
Revolving to Term Loans	126	—	126
Total	$2,241,384	$23,915	$2,265,299
Indirect:
Term Loans at Amortized Cost by Origination Year:
Prior to 2016	$28,932	$198	$29,130
2016	66,145	572	66,717
2017	114,557	828	115,385
2018	155,493	628	156,121
2019	282,501	336	282,837
2020	282,427	57	282,484
Revolving Loans	—	—	—
Revolving to Term Loans	85	—	85
Total	$930,140	$2,619	$932,759
Direct:
Term Loans at Amortized Cost by Origination Year:
Prior to 2016	$22,077	$571	$22,648
2016	10,770	247	11,017
2017	19,894	113	20,007
2018	35,257	183	35,440
2019	34,149	79	34,228
2020	30,053	71	30,124
Revolving Loans	24,110	—	24,110
Revolving to Term Loans	1,700	1	1,701
Total	$178,010	$1,265	$179,275
Home equity:
Term Loans at Amortized Cost by Origination Year:
Prior to 2016	$61	$171	$232
2016	244	11	255
2017	936	43	979
2018	662	—	662
2019	1,091	29	1,120
2020	—	20	20
Revolving Loans	521,932	—	521,932
Revolving to Term Loans	20,022	3,893	23,915
Total	$544,948	$4,167	$549,115

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
The following table presents the aging of the amortized cost basis in past due loans as of September 30, 2020 by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Current	Total Loans
September 30, 2020
Commercial	$622	$2,594	$2,233	$5,449	$4,062,893	$4,068,342
Commercial Real Estate	310	21,118	23,572	45,000	5,485,912	5,530,912
BBCC	31	77	494	602	366,205	366,807
Residential	14,508	3,950	7,833	26,291	2,239,008	2,265,299
Indirect	3,729	732	449	4,910	927,849	932,759
Direct	1,698	203	306	2,207	177,068	179,275
Home equity	861	137	1,258	2,256	546,859	549,115
Total	$21,759	$28,811	$36,145	$86,715	$13,805,794	$13,892,509
The following table presents the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing by class of loan:

	January 1, 2020	June 30, 2020	September 30, 2020
(dollars in thousands)	Nonaccrual Amortized Cost	Nonaccrual Amortized Cost	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing
Commercial	$40,103	$37,785	$34,188	$3,543	$38
Commercial Real Estate	58,350	51,100	67,859	31,606	20
BBCC	4,530	4,048	3,601	—	—
Residential	20,970	24,315	23,914	—	—
Indirect	3,318	2,835	2,619	—	30
Direct	1,303	1,137	1,264	54	2
Home equity	3,857	4,326	4,166	—	—
Total	$132,431	$125,546	$137,611	$35,203	$90
Interest income recognized on nonaccrual loans was insignificant during the three and nine months ended September 30, 2020.

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

	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Investment Securities/Cash	Auto	Other
September 30, 2020
Commercial	$8,425	$18,624	$5,560	$530	$1,048
Commercial Real Estate	52,911	85	1,165	—	13,698
BBCC	1,716	1,665	70	146	5
Residential	23,914	—	—	—	—
Indirect	—	—	—	2,619	—
Direct	1,005	—	2	247	5
Home equity	4,166	—	—	—	—
Total loans	$92,137	$20,374	$6,797	$3,542	$14,756
Loan Participations
Old National has loan participations, which qualify as participating interests, with other financial institutions.  At September 30, 2020, these loans totaled $874.0 million, of which $392.9 million had been sold to other financial institutions and $481.1 million was retained by Old National.  The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.
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
When a residential or consumer loan is identified as a TDR, the loan is typically written down to its collateral value less selling costs.
The following table presents activity in TDRs:

(dollars in thousands)	Beginning Balance	(Charge-offs)/ Recoveries	(Payments)/ Disbursements	Additions	Ending Balance
Three Months Ended September 30, 2020
Commercial	$10,598	$1,326	$(3,168)	$—	$8,756
Commercial Real Estate	12,706	1,993	(3,950)	5,907	16,656
BBCC	147	(52)	43	—	138
Residential	3,012	—	(171)	—	2,841
Indirect	—	2	(2)	—	—
Direct	779	(11)	(18)	—	750
Home equity	367	1	(77)	—	291
Total	$27,609	$3,259	$(7,343)	$5,907	$29,432

Nine Months Ended September 30, 2020
Commercial	$12,412	$632	$(4,288)	$—	$8,756
Commercial Real Estate	14,277	741	(4,269)	5,907	16,656
BBCC	578	(22)	(418)	—	138
Residential	3,107	—	(266)	—	2,841
Indirect	—	7	(7)	—	—
Direct	983	(9)	(224)	—	750
Home equity	381	2	(92)	—	291
Total	$31,738	$1,351	$(9,564)	$5,907	$29,432
TDRs included within nonaccrual loans totaled $7.7 million at September 30, 2020 and $13.8 million at December 31, 2019.  Old National has allocated specific reserves to customers whose loan terms have been modified as TDRs totaling $0.3 million at September 30, 2020 and $0.9 million at December 31, 2019.  At September 30, 2020, Old National had committed to lend an additional $0.8 million to customers with outstanding loans that are classified as TDRs, compared to $2.3 million at December 31, 2019.
The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the nine months ended September 30, 2020 and 2019 are the same except for when the loan modifications involve the forgiveness of principal.  The following table presents loans modified as TDRs that occurred during the nine months ended September 30, 2020 and 2019:

(dollars in thousands)	Total
Nine Months Ended September 30, 2020
TDR:
Number of loans	1
Pre-modification outstanding recorded investment	$5,907
Post-modification outstanding recorded investment	5,907

Nine Months Ended September 30, 2019
TDR:
Number of loans	14
Pre-modification outstanding recorded investment	$21,132
Post-modification outstanding recorded investment	21,132
The TDRs that occurred during the nine months ended September 30, 2020 increased the allowance for credit losses by $0.3 million and resulted in no charge-offs. The TDRs that occurred during the nine months ended September 30, 2019 decreased the allowance for loan losses by $0.7 million and resulted in no charge-offs.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
TDRs for which there was a payment default within twelve months following the modification were insignificant during the nine months ended September 30, 2020 and 2019.
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
Non-TDR Loan Modifications due to COVID-19
On March 22, 2020, the Interagency Statement was issued by our banking regulators that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. In accordance with such guidance, we are offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. The table below presents loan deferrals by loan category:

(dollars in thousands)	June 30, 2020 Deferrals Balance	September 30, 2020 Deferrals Balance (1)	September 30, 2020 Number of Deferrals
Commercial and commercial real estate	$1,170,119	$125,603	105
Residential real estate	78,639	1,654	12
Consumer	54,786	10,315	368
Total	$1,303,544	$137,572	485
(1)    Includes second deferrals between 90 and 180 days totaling $8.8 million of commercial and commercial real estate loans, $0.4 million of residential real estate loans, and $1.0 million of consumer loans.

Allowance for Loan Losses (Prior to January 1, 2020)
Prior to the adoption of ASC 326 on January 1, 2020, Old National calculated allowance for loan losses using incurred losses methodology. The following tables are disclosures related to the allowance for loan losses in prior periods.
Old National's activity in the allowance for loan losses for the three and nine months ended September 30, 2019 was as follows:

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

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2019
With no related allowance recorded:
Commercial	$23,227	$23,665	$—
Commercial Real Estate - Construction	12,929	12,929	—
Commercial Real Estate - Other	37,674	38,112	—
Residential	1,774	1,794	—
Consumer	403	568	—
With an allowance recorded:
Commercial	18,252	18,305	7,891
Commercial Real Estate - Other	12,685	12,685	1,006
Residential	1,201	1,201	39
Consumer	1,094	1,094	55
Total	$109,239	$110,353	$8,991
The average balance of impaired loans during the three and nine months ended September 30, 2019 are included in the table below.

(dollars in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Average Recorded Investment
With no related allowance recorded:
Commercial	$20,147	$20,593
Commercial Real Estate - Construction	10,964	5,445
Commercial Real Estate - Other	34,073	39,821
Residential	2,066	2,145
Consumer	1,166	1,096
With an allowance recorded:
Commercial	19,866	17,248
Commercial Real Estate - Construction	2,764	8,294
Commercial Real Estate - Other	21,019	24,806
Residential	924	907
Consumer	1,204	1,260
Total	$114,193	$121,615

The following table presents activity in TDRs for the three and nine months ended September 30, 2019:

(dollars in thousands)	Commercial	Commercial Real Estate	Residential	Consumer	Total
Three Months Ended September 30, 2019
Balance at beginning of period	$18,872	$19,363	$3,080	$2,516	$43,831
(Charge-offs)/recoveries	12	13	—	7	32
(Payments)/disbursements	(2,303)	(1,057)	(865)	(322)	(4,547)
Additions	530	—	557	—	1,087
Balance at end of period	$17,111	$18,319	$2,772	$2,201	$40,403

Nine Months Ended September 30, 2019
Balance at beginning of period	$10,275	$27,671	$3,390	$2,374	$43,710
(Charge-offs)/recoveries	(89)	(58)	—	8	(139)
(Payments)/disbursements	(3,307)	(19,321)	(1,175)	(497)	(24,300)
Additions	10,232	10,027	557	316	21,132
Balance at end of period	$17,111	$18,319	$2,772	$2,201	$40,403

NOTE 7 – OTHER REAL ESTATE OWNED
Other real estate owned is included in other assets.  The following table presents activity in other real estate owned:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Balance at beginning of period	$1,786	$2,819	$2,169	$3,232
Additions	368	411	572	1,084
Sales	(843)	(271)	(1,267)	(1,248)
Impairments	(63)	(18)	(226)	(127)
Balance at end of period (1)	$1,248	$2,941	$1,248	$2,941
(1)Includes repossessed personal property of $0.2 million at September 30, 2020 and $0.5 million at September 30, 2019.
Foreclosed residential real estate property recorded as a result of obtaining physical possession of the property included in the table above totaled $0.8 million at September 30, 2020 and $0.5 million at December 31, 2019.  Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $2.9 million at September 30, 2020 and $3.7 million at December 31, 2019.
NOTE 8 – PREMISES AND EQUIPMENT
The composition of premises and equipment was as follows:

(dollars in thousands)	September 30, 2020	December 31, 2019
Land	$72,451	$79,569
Buildings	372,746	380,925
Furniture, fixtures, and equipment	108,323	112,654
Leasehold improvements	44,108	44,136
Total	597,628	617,284
Accumulated depreciation	(134,375)	(126,359)
Premises and equipment, net	$463,253	$490,925
Depreciation expense was $6.8 million for the three months ended September 30, 2020 and $21.8 million for the nine months ended September 30, 2020, compared to $6.8 million for the three months ended September 30, 2019 and $20.0 million for the nine months ended September 30, 2019.

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
Old National does not have any material sub-lease agreements.
The components of lease expense were as follows:

	Affected Line Item in the Statement of Income	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)		2020	2019	2020	2019
Operating lease cost	occupancy/equipment expense	$3,952	$4,280	$19,786	$12,973
Finance lease cost:
Amortization of right-of-use assets	occupancy expense	311	166	733	485
Interest on lease liabilities	interest expense	98	80	267	241
Short-term lease cost	occupancy expense	—	1	—	2
Sub-lease income	occupancy expense	(129)	(193)	(378)	(553)
Total		$4,232	$4,334	$20,408	$13,148
Supplemental balance sheet information related to leases was as follows:

(dollars in thousands)	September 30, 2020	December 31, 2019
Operating Leases
Operating lease right-of-use assets	$77,482	$95,477
Operating lease liabilities	88,552	99,500

Finance Leases
Premises and equipment, net	11,662	7,170
Other borrowings	12,062	7,406

Weighted-Average Remaining Lease Term (in Years)
Operating leases	10.6	10.6
Finance leases	10.5	11.3

Weighted-Average Discount Rate
Operating leases	3.40%	3.45%
Finance leases	3.45%	4.43%

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
(dollars in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,194	$13,201
Operating cash flows from finance leases	267	241
Financing cash flows from finance leases	569	344
The following table presents a maturity analysis of the Company’s lease liability by lease classification at September 30, 2020:

(dollars in thousands)	Operating Leases	Finance Leases
2020	$3,735	$346
2021	14,344	1,394
2022	13,277	1,412
2023	9,244	1,438
2024	8,073	1,444
Thereafter	57,791	8,442
Total undiscounted lease payments	106,464	14,476
Amounts representing interest	(17,912)	(2,414)
Lease liability	$88,552	$12,062
Old National leases certain office space and buildings to unrelated parties in exchange for consideration.  All of these tenant leases are classified as operating leases.  The following table presents a maturity analysis of the Company’s tenant leases at September 30, 2020:

(dollars in thousands)	Tenant Leases
2020	$628
2021	2,327
2022	1,878
2023	1,523
2024	1,409
Thereafter	2,520
Total undiscounted lease payments	$10,285

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the changes in the carrying amount of goodwill:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Balance at beginning of period	$1,036,994	$1,036,258	$1,036,994	$1,036,258
Acquisitions and adjustments	—	736	—	736
Balance at end of period	$1,036,994	$1,036,994	$1,036,994	$1,036,994
Old National performed the required annual goodwill impairment test as of August 31, 2020 and there was no impairment.  No events or circumstances since the August 31, 2020 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.

The gross carrying amount and accumulated amortization of other intangible assets were as follows:

(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
September 30, 2020
Core deposit	$112,723	$(66,651)	$46,072
Customer trust relationships	16,547	(13,361)	3,186
Total intangible assets	$129,270	$(80,012)	$49,258

December 31, 2019
Core deposit	$119,051	$(63,020)	$56,031
Customer trust relationships	16,547	(12,473)	4,074
Total intangible assets	$135,598	$(75,493)	$60,105
Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years.
Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. No impairment charges were recorded during the nine months ended September 30, 2020 or 2019.  Total amortization expense associated with intangible assets was $3.5 million for the three months ended September 30, 2020 and $10.8 million for the nine months ended September 30, 2020, compared to $4.2 million for the three months ended September 30, 2019 and $13.0 million for the nine months ended September 30, 2019.
Estimated amortization expense for future years is as follows:

(dollars in thousands)
2020 remaining	$3,244
2021	11,336
2022	9,014
2023	7,053
2024	5,645
Thereafter	12,966
Total	$49,258

NOTE 11 – LOAN SERVICING RIGHTS
Loan servicing rights are included in other assets on the balance sheet. At September 30, 2020, loan servicing rights derived from mortgage loans sold with servicing retained totaled $25.5 million, compared to $25.4 million at December 31, 2019.  Loans serviced for others are not reported as assets.  The principal balance of mortgage loans serviced for others was $3.619 billion at September 30, 2020, compared to $3.445 billion at December 31, 2019.  Custodial escrow balances maintained in connection with serviced loans were $45.2 million at September 30, 2020 and $12.7 million at December 31, 2019.
The following table summarizes the carrying values and activity related to loan servicing rights and the related valuation allowance:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Balance at beginning of period	$26,288	$24,364	$25,399	$24,512
Additions	4,446	2,097	9,849	4,026
Amortization	(2,885)	(1,717)	(7,399)	(3,794)
Balance before valuation allowance at end of period	27,849	24,744	27,849	24,744
Valuation allowance:
Balance at beginning of period	(2,253)	(32)	(31)	(15)
(Additions)/recoveries	(95)	(89)	(2,317)	(106)
Balance at end of period	(2,348)	(121)	(2,348)	(121)
Loan servicing rights, net	$25,501	$24,623	$25,501	$24,623
At September 30, 2020, the fair value of servicing rights was $25.6 million, which was determined using a discount rate of 9% and a conditional prepayment rate of 15%.  At December 31, 2019, the fair value of servicing rights was $26.5 million, which was determined using a discount rate of 12% and a conditional prepayment rate of 10%.
NOTE 12 – QUALIFIED AFFORDABLE HOUSING PROJECTS AND OTHER TAX CREDIT INVESTMENTS
Old National is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects.  These investments are included in other assets on the balance sheet, with any unfunded commitments included with other liabilities. As of September 30, 2020, Old National expects to recover its remaining investments through the use of the tax credits that are generated by the investments.
The following table summarizes Old National’s investments in qualified affordable housing projects and other tax credit investments:

(dollars in thousands)		September 30, 2020		December 31, 2019
Investment	Accounting Method	Investment	Unfunded Commitment (1)	Investment	Unfunded Commitment
LIHTC	Proportional amortization	$34,434	$8,028	$29,735	$3,911
FHTC	Equity	26,083	22,633	22,403	17,886
Renewable Energy	Equity	5,345	2,086	7,523	4,129
Total		$65,862	$32,747	$59,661	$25,926
(1)All commitments will be paid by Old National by 2027.

The following table summarizes the amortization expense and tax benefit recognized for Old National’s qualified affordable housing projects and other tax credit investments:

(dollars in thousands)	Amortization Expense (1)	Tax Expense (Benefit) Recognized (2)
Three Months Ended September 30, 2020
LIHTC	$776	$(1,015)
FHTC	816	(1,479)
Renewable Energy	2,299	(2,262)
Total	$3,891	$(4,756)

Three Months Ended September 30, 2019
LIHTC	$793	$(992)
FHTC	1,113	(1,244)
CReED	13	—
Renewable Energy	85	(70)
Total	$2,004	$(2,306)

Nine Months Ended September 30, 2020
LIHTC	$2,329	$(3,053)
FHTC	5,959	(4,191)
Renewable Energy	2,958	(2,970)
Total	$11,246	$(10,214)

Nine Months Ended September 30, 2019
LIHTC	$2,376	$(3,076)
FHTC	1,113	(1,244)
CReED	13	—
Renewable Energy	913	(847)
Total	$4,415	$(5,167)
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
NOTE 13 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase are secured borrowings.  Old National pledges investment securities to secure these borrowings. The following table presents securities sold under agreements to repurchase and related weighted-average interest rates:

	At or for the Nine Months Ended September 30, 2020	At December 31, 2019	At or for the Nine Months Ended September 30, 2019
(dollars in thousands)
Outstanding at period end	$399,141	$327,782	$337,551
Average amount outstanding during the period	355,039	N/A	344,294
Maximum amount outstanding at any month-end during the period	399,141	N/A	367,884
Weighted-average interest rate:
During the period	0.27%	N/A	0.80%
At period end	0.12%	0.53%	0.74%

The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At September 30, 2020
	Remaining Contractual Maturity of the Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 days	Total
Repurchase Agreements:
U.S. Treasury and agency securities	$399,141	$—	$—	$—	$399,141
Total	$399,141	$—	$—	$—	$399,141
The fair value of securities pledged to secure repurchase agreements may decline.  Old National has pledged securities valued at 106% of the gross outstanding balance of repurchase agreements at September 30, 2020 to manage this risk.
NOTE 14 – FEDERAL HOME LOAN BANK ADVANCES
The following table summarizes Old National Bank’s FHLB advances:

(dollars in thousands)	September 30, 2020	December 31, 2019
FHLB advances (fixed rates 0.13% to 4.96% and variable rates 0.11% to 0.13%) maturing October 2020 to August 2035	$2,075,660	$1,800,664
ASC 815 fair value hedge and other basis adjustments	11,988	22,183
Total	$2,087,648	$1,822,847
FHLB advances had weighted-average rates of 1.50%  at September 30, 2020 and 2.19% at December 31, 2019.  Investment securities and residential real estate loans collateralize these borrowings up to 140%  of outstanding debt.
In the third quarter of 2020, Old National modified $300.0 million pertaining to two FHLB advances, which lowered their weighted average effective rates from 1.78% to 0.90%.
Contractual maturities of FHLB advances at September 30, 2020 were as follows:

(dollars in thousands)
Due in 2020	$150,000
Due in 2021	20,000
Due in 2022	30,500
Due in 2023	160
Due in 2024	125,000
Thereafter	1,750,000
ASC 815 fair value hedge and other basis adjustments	11,988
Total	$2,087,648

NOTE 15 – OTHER BORROWINGS
The following table summarizes Old National’s other borrowings:

(dollars in thousands)	September 30, 2020	December 31, 2019
Old National Bancorp:
Senior unsecured notes (fixed rate 4.125% maturing August 2024)	$175,000	$175,000
Unamortized debt issuance costs related to senior unsecured notes	(598)	(715)
Junior subordinated debentures (variable rates of 1.77% to 2.00%) maturing March 2035 to June 2037	42,000	52,310
Other basis adjustments	(3,231)	(2,833)
Old National Bank:
Finance lease liabilities	12,062	7,406
Subordinated debentures (fixed rate 5.75%)	12,000	12,000
Other	450	517
Total other borrowings	$237,683	$243,685
Contractual maturities of other borrowings at September 30, 2020 were as follows:

(dollars in thousands)
Due in 2020	$250
Due in 2021	1,025
Due in 2022	1,073
Due in 2023	1,132
Due in 2024	176,170
Thereafter	61,412
Unamortized debt issuance costs and other basis adjustments	(3,379)
Total	$237,683
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
The following table summarizes the terms of our outstanding junior subordinated debentures:

(dollars in thousands)				Rate at September 30, 2020
Name of Trust	Issuance Date	Issuance Amount	Rate		Maturity Date
St. Joseph Capital Trust II	March 2005	$5,000	3-month LIBOR plus 1.75%	2.00%	March 17, 2035
Anchor Capital Trust III	August 2005	5,000	3-month LIBOR plus 1.55%	1.77%	September 30, 2035
Home Federal Statutory Trust I	September 2006	15,000	3-month LIBOR plus 1.65%	1.90%	September 15, 2036
Monroe Bancorp Capital Trust I	July 2006	3,000	3-month LIBOR plus 1.60%	1.88%	October 7, 2036
Tower Capital Trust 3	December 2006	9,000	3-month LIBOR plus 1.69%	1.93%	March 1, 2037
Monroe Bancorp Statutory Trust II	March 2007	5,000	3-month LIBOR plus 1.60%	1.85%	June 15, 2037
Total		$42,000
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
Finance Lease Liabilities
Old National has long-term finance lease liabilities for certain banking centers totaling $12.1 million.  The economic substance of these leases is that Old National is financing the acquisition of the building through the lease and accordingly, the building is recorded as a right-of-use asset in premises and equipment and the lease is recorded as a liability in other borrowings.  The right-of-use assets and lease liabilities are initially measured at the present value of the lease payments over the lease term using Old National’s incremental borrowing rate based on the information available at the commencement date of the lease.  See Note 9 to the consolidated financial statements for a maturity analysis of the Company’s finance lease liabilities.

NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes within each classification of AOCI, net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sale Debt Securities	Unrealized Gains and Losses on Held-to- Maturity Securities	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Total
Three Months Ended September 30, 2020
Balance at beginning of period	$144,811	$—	$4,355	$(123)	$149,043
Other comprehensive income (loss) before reclassifications	5,234	—	(8)	—	5,226
Amounts reclassified from AOCI to income (1)	(3,837)	—	(1,169)	21	(4,985)
Balance at end of period	$146,208	$—	$3,178	$(102)	$149,284

Three Months Ended September 30, 2019
Balance at beginning of period	$48,701	$(7,729)	$1,220	$(155)	$42,037
Other comprehensive income (loss) before reclassifications	15,876	—	(58)	—	15,818
Amounts reclassified from AOCI to income (1)	(335)	992	(13)	15	659
Balance at end of period	$64,242	$(6,737)	$1,149	$(140)	$58,514

Nine Months Ended September 30, 2020
Balance at beginning of period	$56,131	$—	$240	$(164)	$56,207
Other comprehensive income (loss) before reclassifications	98,336	—	5,692	—	104,028
Amounts reclassified from AOCI to income (1)	(8,259)	—	(2,754)	62	(10,951)
Balance at end of period	$146,208	$—	$3,178	$(102)	$149,284

Nine Months Ended September 30, 2019
Balance at beginning of period	$(37,348)	$(8,515)	$1,099	$(186)	$(44,950)
Other comprehensive income (loss) before reclassifications	102,737	—	357	—	103,094
Amounts reclassified from AOCI to income (1)	(1,147)	1,778	(307)	46	370
Balance at end of period	$64,242	$(6,737)	$1,149	$(140)	$58,514
(1)See tables below for details about reclassifications to income.

The following table summarizes the significant amounts reclassified out of each component of AOCI for the three months ended September 30, 2020 and 2019:

Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement of Income
	Three Months Ended September 30,
(dollars in thousands)	2020	2019
Unrealized gains and losses on available-for-sale debt securities	$4,921	$424	Debt securities gains (losses), net
	(1,084)	(89)	Income tax (expense) benefit
	$3,837	$335	Net income
Unrealized gains and losses on held-to-maturity securities	$—	$(1,384)	Interest income (expense)
	—	392	Income tax (expense) benefit
	$—	$(992)	Net income
Gains and losses on cash flow hedges Interest rate contracts	$1,550	$21	Interest income (expense)
	(381)	(8)	Income tax (expense) benefit
	$1,169	$13	Net income
Amortization of defined benefit pension items
Actuarial gains (losses)	$(28)	$(20)	Salaries and employee benefits
	7	5	Income tax (expense) benefit
	$(21)	$(15)	Net income

Total reclassifications for the period	$4,985	$(659)	Net income
The following table summarizes the significant amounts reclassified out of each component of AOCI for the nine months ended September 30, 2020 and 2019:

Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement of Income
	Nine Months Ended September 30,
(dollars in thousands)	2020	2019
Unrealized gains and losses on available-for-sale debt securities	$10,606	$1,486	Debt securities gains (losses), net
	(2,347)	(339)	Income tax (expense) benefit
	$8,259	$1,147	Net income
Unrealized gains and losses on held-to-maturity securities	$—	$(2,405)	Interest income (expense)
	—	627	Income tax (expense) benefit
	$—	$(1,778)	Net income
Gains and losses on cash flow hedges Interest rate contracts	$3,651	$412	Interest income (expense)
	(897)	(105)	Income tax (expense) benefit
	$2,754	$307	Net income
Amortization of defined benefit pension items
Actuarial gains (losses)	$(82)	$(61)	Salaries and employee benefits
	20	15	Income tax (expense) benefit
	$(62)	$(46)	Net income

Total reclassifications for the period	$10,951	$(370)	Net income

NOTE 17 – SHARE-BASED COMPENSATION
At September 30, 2020, Old National had 2.9 million shares remaining available for issuance under the Company’s Amended and Restated 2008 Incentive Compensation Plan.  The granting of awards to key employees is typically in the form of restricted stock awards or units.
Restricted Stock Awards
Old National granted 360 thousand time-based restricted stock awards to certain key officers during the nine months ended September 30, 2020, with shares vesting generally over a 36 month period.  Compensation expense is recognized on a straight-line basis over the vesting period.  Shares are subject to certain restrictions and risk of forfeiture by the participants.  At September 30, 2020, unrecognized compensation expense was estimated to be $6.6 million for unvested restricted stock awards.  The cost is expected to be recognized over a weighted-average period of 2.3 years.
Old National recorded share-based compensation expense, net of tax, related to restricted stock awards of $0.7 million during the three months ended September 30, 2020 and $1.9 million during the nine months ended September 30, 2020, compared to $0.7 million during the three months ended September 30, 2019 and $1.9 million during the nine months ended September 30, 2019.
Restricted Stock Units
Old National granted 210 thousand shares of performance based restricted stock units to certain key officers during the nine months ended September 30, 2020, with shares vesting at the end of a 36 month period based on the achievement of certain targets.  For certain awards, the level of performance could increase or decrease the number of shares earned.  Compensation expense is recognized on a straight-line basis over the vesting period.  Shares are subject to certain restrictions and risk of forfeiture by the participants.  At September 30, 2020, unrecognized compensation expense was estimated to be $4.4 million.  The cost is expected to be recognized over a weighted-average period of 1.9 years.
Old National recorded share-based compensation expense, net of tax, related to restricted stock units of $0.6 million during the three months ended September 30, 2020 and $2.6 million during the nine months ended September 30, 2020, compared to $1.0 million during the three months ended September 30, 2019 and $2.6 million during the nine months ended September 30, 2019.
Stock Options and Appreciation Rights
Old National has not granted stock options since 2009. However, Old National did acquire stock options and stock appreciation rights through prior year acquisitions. Old National recorded no incremental expense associated with the conversion of these options and stock appreciation rights. At September 30, 2020, 49 thousand stock appreciation rights remained outstanding.

NOTE 18 – INCOME TAXES
Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Provision at statutory rate of 21%	$18,920	$17,437	$37,200	$48,245
Tax-exempt income:
Tax-exempt interest	(2,682)	(2,511)	(7,985)	(7,645)
Section 291/265 interest disallowance	36	113	153	346
Company-owned life insurance income	(386)	(568)	(1,657)	(1,806)
Tax-exempt income	(3,032)	(2,966)	(9,489)	(9,105)
State income taxes	656	1,496	2,367	5,053
Interim period effective rate adjustment	(2,501)	(1,598)	840	(557)
Tax credit investments - federal	(2,575)	(2,443)	(6,296)	(3,577)
Other, net	686	1,328	232	658
Income tax expense	$12,154	$13,254	$24,854	$40,717
Effective tax rate	13.5%	16.0%	14.0%	17.7%
In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at September 30, 2020 and 2019 based on the current estimate of the effective annual rate.
The lower effective tax rate during the three and nine months ended September 30, 2020 when compared to the three and nine months ended September 30, 2019 is primarily the result of an increase in federal tax credits available.
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

Net Deferred Tax Assets
Net deferred tax assets are included in other assets on the balance sheet. Significant components of net deferred tax assets (liabilities) were as follows:

(dollars in thousands)	September 30, 2020	December 31, 2019
Deferred Tax Assets
Allowance for loan losses, net of recapture	$34,677	$14,179
Benefit plan accruals	15,636	19,673
Alternative minimum tax credit	—	1,272
Net operating loss carryforwards	18,982	25,336
Deferred gain on securities	2,272	3,754
Acquired loans	12,542	16,784
Operating lease liabilities	24,512	26,503
Tax credit investments and other partnerships	1,264	1,765
Other real estate owned	27	141
Other, net	580	591
Total deferred tax assets	110,492	109,998
Deferred Tax Liabilities
Purchase accounting	(18,038)	(17,564)
Loan servicing rights	(6,213)	(6,289)
Premises and equipment	(14,267)	(12,167)
Prepaid expenses	(956)	(973)
Operating lease right-of-use assets	(21,718)	(25,448)
Unrealized gains on available-for-sale investment securities	(41,349)	(15,751)
Unrealized gains on hedges	(1,035)	(78)
Other, net	(2,767)	(2,023)
Total deferred tax liabilities	(106,343)	(80,293)
Net deferred tax assets	$4,149	$29,705
Through the acquisition of Anchor (WI) in the second quarter of 2016 and Lafayette Savings Bank in the fourth quarter of 2014, both former thrifts, Old National Bank’s retained earnings at September 30, 2020 include base-year bad debt reserves, created for tax purposes prior to 1988, totaling $52.8 million.  Of this total, $50.9 million was acquired from Anchor (WI), and $1.9 million was acquired from Lafayette Savings Bank.  Base-year reserves are subject to recapture in the unlikely event that Old National Bank (1) makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes, (2) redeems its stock, or (3) liquidates.  Old National Bank has no intention of making such a nondividend distribution.  Accordingly, under current accounting principles, a related deferred income tax liability of $13.0 million has not been recognized.
No valuation allowance was recorded at September 30, 2020 or December 31, 2019 because, based on current expectations, Old National believes it will generate sufficient income in future years to realize deferred tax assets.  Old National has federal net operating loss carryforwards totaling $52.4 million at September 30, 2020 and $78.5 million at December 31, 2019.  This federal net operating loss was acquired from the acquisition of Anchor (WI) in 2016.  If not used, the federal net operating loss carryforwards will expire from 2029 to 2033.  Old National has recorded state net operating loss carryforwards totaling $132.2 million at September 30, 2020 and $148.4 million at December 31, 2019.  If not used, the state net operating loss carryforwards will expire from 2024 to 2033.
The federal and recorded state net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code section 382.  Old National believes that all of the recorded net operating loss carryforwards will be used prior to expiration.
NOTE 19 – DERIVATIVE FINANCIAL INSTRUMENTS
As part of our overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, collars, caps, and floors.  The notional amount does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual agreements.  The notional amounts of these derivative instruments were $1.106 billion at September 30, 2020 and $665.5 million at December 31, 2019.  These derivative financial instruments at September 30, 2020 consisted of $380.5 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its borrowings,

$325.0 million notional amount of pay-fixed, receive-variable interest rate swaps on certain of its borrowings, and $400.0 million notional amount interest rate collars and floors related to variable-rate commercial loan pools.  Derivative financial instruments at December 31, 2019 consisted of $130.5 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its borrowings, $25.0 million notional amount of pay-fixed, receive-variable interest rate swaps on certain of its borrowings, and $510.0 million notional amount interest rate collars and floors related to variable-rate commercial loan pools. These hedges were entered into to manage interest rate risk. Derivative instruments are recognized on the balance sheet at their fair value and are not reported on a net basis.
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
Commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives.  These derivative contracts do not qualify for hedge accounting.  At September 30, 2020, the notional amounts of the interest rate lock commitments were $233.3 million and forward commitments were $291.6 million.  At December 31, 2019, the notional amounts of the interest rate lock commitments were $65.7 million and forward commitments were $101.6 million. It is our practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans.
Old National also enters into derivative instruments for the benefit of its customers.  The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $1.792 billion at September 30, 2020.  The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $1.298 billion at December 31, 2019.  These derivative contracts do not qualify for hedge accounting.  These instruments include interest rate swaps, caps, and collars.  Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.
Old National enters into derivative financial instruments as part of its foreign currency risk management strategies.  These derivative instruments consist of foreign currency forward contracts to accommodate the business needs of its customers.  Old National does not designate these foreign currency forward contracts for hedge accounting treatment.  The notional amounts of these foreign currency forward contracts and the offsetting counterparty derivative instruments were $9.3 million at September 30, 2020 and $8.2 million at December 31, 2019.
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
Amounts reported in AOCI related to cash flow hedges will be reclassified to interest income or interest expense as interest payments are received or paid on Old National’s derivative instruments.  During the next 12 months, we estimate that $7.1 million will be reclassified to interest income and $1.7 million will be reclassified to interest expense.
The following table summarizes the fair value of derivative financial instruments utilized by Old National:

(dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
September 30, 2020
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$18,758	Other liabilities	$2,367
Total derivatives designated as hedging instruments		$18,758		$2,367
Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other assets	$124,712	Other liabilities	$16,282
Mortgage contracts	Other assets	10,592	Other liabilities	—
Foreign currency contracts	Other assets	256	Other liabilities	127
Total derivatives not designated as hedging instruments		$135,560		$16,409
Total		$154,318		$18,776

December 31, 2019
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$7,157	Other liabilities	$1,046
Total derivatives designated as hedging instruments		$7,157		$1,046
Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other assets	$42,224	Other liabilities	$10,883
Mortgage contracts	Other assets	1,702	Other liabilities	354
Foreign currency contracts	Other assets	218	Other liabilities	110
Total derivatives not designated as hedging instruments		$44,144		$11,347
Total		$51,301		$12,393
(1)The fair values of counterparty interest rate swaps are zero due to the settlement of centrally-cleared variation margin rules.  The net adjustment was $109.2 million as of September 30, 2020 and $31.6 million as of December 31, 2019.
Summary information about the interest rate swaps designated as fair value hedges is as follows:

(dollars in thousands)	September 30, 2020	December 31, 2019
Notional amounts	$380,500	$130,500
Weighted average pay rates	0.20%	1.82%
Weighted average receive rates	1.33%	2.20%
Weighted average maturity (in years)	2.4	2.8
Fair value of swaps	$10,233	$1,555

The effect of derivative instruments in fair value hedging relationships on the consolidated statements of income were as follows:

(dollars in thousands)	Location of Gain or (Loss) Recognized in in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Hedged Items in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in in Income on Related Hedged Item	Gain (Loss) Recognized in Income on Related Hedged Items
Derivatives in Fair Value Hedging Relationships
Three Months Ended September 30, 2020
Interest rate contracts	Interest income/(expense)	$(1,294)	Fixed-rate debt	Interest income/(expense)	$1,290
Three Months Ended September 30, 2019
Interest rate contracts	Interest income/(expense)	$12	Fixed-rate debt	Interest income/(expense)	$(14)
Nine Months Ended September 30, 2020
Interest rate contracts	Interest income/(expense)	$8,678	Fixed-rate debt	Interest income/(expense)	$(8,726)
Nine Months Ended September 30, 2019
Interest rate contracts	Interest income/(expense)	$12,925	Fixed-rate debt	Interest income/(expense)	$(12,914)
Summary information about the interest rate swaps designated as cash flow hedges is as follows:

(dollars in thousands)	September 30, 2020	December 31, 2019
Notional amounts	$325,000	$25,000
Weighted average pay rates	0.74%	3.52%
Weighted average receive rates	0.34%	1.93%
Weighted average maturity (in years)	3.8	2.1
Unrealized gains (losses)	$(2,222)	$(954)
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

(dollars in thousands)	September 30, 2020	December 31, 2019
Notional amounts	$300,000	$300,000
Weighted average cap rates	3.21%	3.21%
Weighted average floor rates	2.21%	2.21%
Weighted average rates	0.16%	1.70%
Weighted average maturity (in years)	1.1	1.9
Unrealized gains (losses)	$6,790	$3,691
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

(dollars in thousands)	September 30, 2020
Notional amounts	$100,000
Weighted average floor strike rate	0.75%
Weighted average rates	0.16%
Weighted average maturity (in years)	2.5
Unrealized gains (losses)	$1,590

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

(dollars in thousands)	December 31, 2019
Notional amounts	$210,000
Weighted average purchased floor strike rate	2.00%
Weighted average sold floor rate	1.00%
Weighted average rate	1.70%
Weighted average maturity (in years)	2.1
Unrealized gains (losses)	$1,820
The effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income were as follows:

		Three Months Ended September 30,		Three Months Ended September 30,
(dollars in thousands)		2020	2019	2020	2019
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	Interest income/(expense)	$(11)	$(73)	$1,550	$21
		Nine Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	Interest income/(expense)	$7,546	$479	$3,651	$412

The effect of derivatives not designated as hedging instruments on the consolidated statements of income were as follows:

		Three Months Ended September 30,
(dollars in thousands)		2020	2019
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Other income/(expense)	$5	$(116)
Mortgage contracts	Mortgage banking revenue	(2,811)	1,110
Foreign currency contracts	Other income/(expense)	49	—
Total		$(2,757)	$994

		Nine Months Ended September 30,
		2020	2019
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Other income/(expense)	$(582)	$(247)
Mortgage contracts	Mortgage banking revenue	9,244	2,951
Foreign currency contracts	Other income/(expense)	25	(11)
Total		$8,687	$2,693
(1)Includes the valuation differences between the customer and offsetting swaps.
NOTE 20 – COMMITMENTS AND CONTINGENCIES
COVID-19
As previously disclosed, a novel strain of coronavirus, COVID-19, was reported in Wuhan, China and continues to unfold across the U.S. The spread of the COVID-19 virus had an impact on our operations as of September 30, 2020, but it is too early to know by how much the impact will have on the Company's business, financial condition, and results of operations of the Company and its customers. Changes in the behavior of customers, businesses, and their employees as a result of the COVID-19 pandemic, including social distancing practices, additional actions taken by federal, state, and local governments to contain COVID-19 or treat its impact are also unknown. However, if these actions are sustained, it may adversely impact several industries within our geographic footprint and impair the ability of Old National's customers to fulfill their contractual obligations to the Company. This could cause Old National to experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of valuation impairments on Old National's intangible assets, investments, loans, loan servicing rights, deferred tax assets, or counter-party risk derivatives.

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
Credit-Related Financial Instruments
In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $3.511 billion and standby letters of credit of $88.5 million at September 30, 2020.  At September 30, 2020, approximately $3.238 billion of the loan commitments had fixed rates and $272.1 million had floating rates, with the floating interest rates ranging from 0% to 13%.  At December 31, 2019, loan commitments totaled $2.779 billion and standby letters of credit totaled $87.8 million.  These commitments are not reflected in the consolidated financial statements.  The allowance for unfunded loan commitments totaled $11.0 million at September 30, 2020 and $2.7 million at December 31, 2019. The increase in allowance for unfunded loan commitments included a cumulative-effect adjustment of $4.5 million effective January 1, 2020 due to the adoption of ASC 326. See Note 2 for additional information about CECL for unfunded loan commitments.
Old National had credit extensions with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients totaling $8.1 million at September 30, 2020 and $8.7 million at December 31, 2019.  Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $7.5 million at September 30, 2020 and $7.7 million at December 31, 2019.  Old National did not provide collateral for the remaining credit extensions.
Visa Class B Restricted Shares
In 2008, Old National received Visa Class B restricted shares as part of Visa’s initial public offering.  These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares.  This conversion will not occur until the final settlement of certain litigation for which Visa is indemnified by the holders of Visa’s Class B shares, including Old National.  Visa funded an escrow account from its initial public offering to settle these litigation claims.  Increases in litigation claims requiring Visa to fund the escrow account due to insufficient funds will result in a reduction of the conversion ratio of each Visa Class B share to unrestricted Class A shares.  As of September 30, 2020, the conversion ratio was 1.6228.  Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation, the 65,466 Class B shares that Old National owns at September 30, 2020 are carried at a zero cost basis and are included in other assets with our equity securities that have no readily determinable fair value.
NOTE 21 – FINANCIAL GUARANTEES
Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires Old National to record the instruments at fair value.  Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties.  Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract.  Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies.  The term of these standby letters of credit is typically one year or less.  At September 30, 2020, the notional amount of standby letters of credit was $88.5 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.4 million.  At December 31, 2019, the notional amount of standby letters of credit was $87.8 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.6 million.
Old National is a party in risk participation transactions of interest rate swaps, which had total notional amount of $47.6 million at September 30, 2020.
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

Recurring Basis
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at September 30, 2020 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$2,518	$2,518	$—	$—
Investment securities available-for-sale:
U.S. Treasury	10,230	10,230	—	—
U.S. government-sponsored entities and agencies	491,541	—	491,541	—
Mortgage-backed securities - Agency	3,382,280	—	3,382,280	—
States and political subdivisions	1,426,495	—	1,426,495	—
Pooled trust preferred securities	7,527	—	—	7,527
Other securities	283,461	—	283,461	—
Residential loans held for sale	85,091	—	85,091	—
Derivative assets	154,318	—	154,318	—
Financial Liabilities
Derivative liabilities	18,776	—	18,776	—

		Fair Value Measurements at December 31, 2019 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$6,842	$6,842	$—	$—
Investment securities available-for-sale:
U.S. Treasury	17,682	17,682	—	—
U.S. government-sponsored entities and agencies	592,984	—	592,984	—
Mortgage-backed securities - Agency	3,183,861	—	3,183,861	—
States and political subdivisions	1,275,643	—	1,275,603	40
Pooled trust preferred securities	8,222	—	—	8,222
Other securities	306,699	31,169	275,530	—
Residential loans held for sale	46,898	—	46,898	—
Derivative assets	51,301	—	51,301	—
Financial Liabilities
Derivative liabilities	12,393	—	12,393	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(dollars in thousands)	Pooled Trust Preferred Securities	States and Political Subdivisions
Three Months Ended September 30, 2020
Balance at beginning of period	$7,185	$—
Accretion of discount	4	—
Sales/payments received	(16)	—
Increase in fair value of securities	354	—
Balance at end of period	$7,527	$—

Three Months Ended September 30, 2019
Balance at beginning of period	$7,836	$40
Accretion of discount	3	—
Sales/payments received	(14)	—
Decrease in fair value of securities	(130)	—
Balance at end of period	$7,695	$40

Nine Months Ended September 30, 2020
Balance at beginning of period	$8,222	$40
Accretion of discount	11	—
Sales/payments received	(49)	(40)
Decrease in fair value of securities	(657)	—
Balance at end of period	$7,527	$—

Nine Months Ended September 30, 2019
Balance at beginning of period	$8,495	$4,108
Accretion of discount	9	—
Sales/payments received	(46)	(35)
Decrease in fair value of securities	(763)	—
Transfers out of Level 3	—	(4,033)
Balance at end of period	$7,695	$40
The accretion of discounts on securities in the table above is included in interest income.  The decrease in the fair value of securities in the table above is included in the unrealized holding gains (losses) for the period in the statement of other comprehensive income. A decrease in fair value is reflected in the balance sheet as a decrease in the fair value of investment securities available-for-sale, a decrease in accumulated other comprehensive income, which is included in shareholders’ equity, and an increase in other assets related to the tax impact. The increase in the fair value of securities in the table above is included in the unrealized holding gains (losses) for the period in the statement of other comprehensive income. An increase in fair value is reflected in the balance sheet as an increase in the fair value of investment securities available-for-sale, an increase in accumulated other comprehensive income, which is included in shareholders’ equity, and a decrease in other assets related to the tax impact. During the nine months ended September 30, 2019, Old National received third party pricing on a $4.0 million state and political subdivisions security and transferred it out of Level 3.

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average) (4)
September 30, 2020
Pooled trust preferred securities	$7,527	Discounted cash flow	Constant prepayment rate (1)	0.00%
			Additional asset defaults (2)	5.9% - 8.8% (6.8%)
			Expected asset recoveries (3)	0.0% - 18.8% (5.9%)
December 31, 2019
Pooled trust preferred securities	$8,222	Discounted cash flow	Constant prepayment rate (1)	0.00%
			Additional asset defaults (2)	6.2% - 8.0% (6.8%)
			Expected asset recoveries (3)	0.0% - 19.1% (6.0%)
State and political subdivisions	40	Discounted cash flow	No observable inputs	N/A
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
Non-Recurring Basis
Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2020 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Loans:
Commercial loans	$9,790	$—	$—	$9,790
Commercial real estate loans	24,527	—	—	24,527
Foreclosed Assets:
Residential	106	—	—	106
Loan servicing rights	25,597	—	25,597	—
Commercial and commercial real estate loans that are deemed collateral dependent are valued using the discounted cash flows.  The liquidation amounts are based on the fair value of the underlying collateral using the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral.  These commercial and commercial real estate loans had a principal amount of $39.0 million, with a valuation allowance of $4.7 million at September 30, 2020.  Old National recorded provision recoveries associated with these loans totaling $5.0 million for the three months ended September 30, 2020 and provision expense totaling $1.5 million for the nine months ended September 30, 2020.  Old National recorded provision expense associated with commercial and commercial real estate loans that were deemed collateral dependent totaling $0.3 million for the three months ended September 30, 2019 and $2.6 million for the nine months ended September 30, 2019.

Other real estate owned and other repossessed property is measured at fair value less costs to sell on a non-recurring basis and had a net carrying amount of $106 thousand at September 30, 2020. There were write-downs of other real estate owned of $63 thousand for the three months ended September 30, 2020 and $161 thousand for the nine months ended September 30, 2020. There were write-downs of other real estate owned of $18 thousand for the three months ended September 30, 2019 and $39 thousand for the nine months ended September 30, 2019.
Loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount.  If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value.  Fair value is determined at a tranche level, based on market prices for comparable mortgage servicing contracts when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model utilizes a discount rate, weighted average prepayment speed, and other economic factors that market participants would use in estimating future net servicing income and that can be validated against available market data (Level 2).  The valuation allowance for loan servicing rights with impairments at September 30, 2020 totaled $2.3 million.  Old National recorded impairments associated with these loan servicing rights totaling $0.1 million during the three months ended September 30, 2020 and $2.3 million during the nine months ended September 30, 2020. There were impairments of $0.1 million for the three months ended September 30, 2019 and the nine months ended September 30, 2019.
Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2019 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Loans:
Commercial loans	$10,361	$—	$—	$10,361
Commercial real estate loans	11,610	—	—	11,610
Foreclosed Assets:
Commercial real estate	21	—	—	21
Residential	22	—	—	22
Loan servicing rights	4,662	—	4,662	—
At December 31, 2019, commercial and commercial real estate loans that are deemed collateral dependent had a principal amount of $30.9 million, with a valuation allowance of $8.9 million.
Other real estate owned and other repossessed property had a net carrying amount of $43 thousand at December 31, 2019.
The valuation allowance for loan servicing rights with impairments at December 31, 2019 totaled $31 thousand.

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average) (3)
September 30, 2020
Collateral Dependent Loans
Commercial loans	$9,790	Discounted	Discount for type of property,	2% - 22% (11%)
		cash flow	age of appraisal, and current status
Commercial real estate loans	24,527	Discounted	Discount for type of property,	0% - 18% (9%)
		cash flow	age of appraisal, and current status
Foreclosed Assets
Residential (1)	106	Fair value of	Discount for type of property,	37%
		collateral	age of appraisal, and current status
December 31, 2019
Collateral Dependent Loans
Commercial loans	$10,361	Fair value of	Discount for type of property,	0% - 50% (13%)
		collateral	age of appraisal, and current status
Commercial real estate loans (2)	11,610	Fair value of	Discount for type of property,	45%
		collateral	age of appraisal, and current status
Foreclosed Assets
Commercial real estate (2)	21	Fair value of	Discount for type of property,	43%
		collateral	age of appraisal, and current status
Residential (2)	22	Fair value of	Discount for type of property,	21%
		collateral	age of appraisal, and current status
(1)There was only one foreclosed residential asset at September 30, 2020, so no range or weighted average is reported.
(2)There was only one collateral dependent commercial real estate loan, one foreclosed commercial real estate asset, and one foreclosed residential asset at December 31, 2019, so no range or weighted average is reported.
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
Residential Loans Held For Sale
Old National has elected the fair value option for residential loans held for sale.  For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status).  None of these loans are 90 days or more past due, nor are any on nonaccrual status.  Included in the income statement is interest income for loans held for sale totaling $0.6 million for the three months ended September 30, 2020 and $1.5 million for the nine months ended September 30, 2020, compared to $0.4 million for the three months ended September 30, 2019 and $0.9 million for the nine months ended September 30, 2019.
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

The difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was as follows:

(dollars in thousands)	Aggregate Fair Value	Difference	Contractual Principal
September 30, 2020
Residential loans held for sale	$85,091	$5,203	$79,888
December 31, 2019
Residential loans held for sale	$46,898	$1,529	$45,369
Accrued interest at period end is included in the fair value of the instruments.
The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value:

(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Three Months Ended September 30, 2020
Residential loans held for sale	$(1,360)	$16	$—	$(1,344)

Three Months Ended September 30, 2019
Residential loans held for sale	$137	$2	$—	$139

Nine Months Ended September 30, 2020
Residential loans held for sale	$3,658	$18	$(2)	$3,674

Nine Months Ended September 30, 2019
Residential loans held for sale	$1,312	$12	$—	$1,324

Financial Instruments Not Carried at Fair Value
The carrying amounts and estimated fair values of financial instruments not carried at fair value were as follows:

		Fair Value Measurements at September 30, 2020 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$330,750	$330,750	$—	$—
Loans, net:
Commercial	4,232,841	—	—	4,193,640
Commercial real estate	5,622,578	—	—	5,514,469
Residential real estate	2,251,375	—	—	2,223,556
Consumer credit	1,654,327	—	—	1,651,456
Accrued interest receivable	83,052	34	23,557	59,461

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$5,463,007	$5,463,007	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	9,780,138	9,780,138	—	—
Other time deposits	1,206,658	—	1,227,050	—
Brokered certificates of deposit	56,691	—	56,655	—
Federal funds purchased and interbank borrowings	1,259	1,259	—	—
Securities sold under agreements to repurchase	399,141	399,141	—	—
FHLB advances	2,087,648	—	2,218,866	—
Other borrowings	237,683	—	257,811	—
Accrued interest payable	4,279	—	4,279	—
Standby letters of credit	442	—	—	442

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$12,811

		Fair Value Measurements at December 31, 2019 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$276,337	$276,337	$—	$—
Loans, net:
Commercial	2,867,711	—	—	2,831,298
Commercial real estate	5,145,204	—	—	5,130,848
Residential real estate	2,331,990	—	—	2,357,341
Consumer credit	1,718,000	—	—	1,676,253
Accrued interest receivable	85,123	15	28,185	56,923

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$4,042,286	$4,042,286	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	8,828,881	8,828,881	—	—
Other time deposits	1,589,988	—	1,600,214	—
Brokered certificates of deposit	92,242	—	92,355	—
Federal funds purchased and interbank borrowings	350,414	350,414	—	—
Securities sold under agreements to repurchase	327,782	327,782	—	—
FHLB advances	1,822,847	—	1,875,089	—
Other borrowings	243,685	—	254,519	—
Accrued interest payable	8,272	—	8,272	—
Standby letters of credit	573	—	—	573

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$4,302
The methods utilized to measure the fair value of financial instruments at September 30, 2020 and December 31, 2019 represent an approximation of exit price, however, an actual exit price may differ.
NOTE 24 – REVENUE FROM CONTRACTS WITH CUSTOMERS
Old National’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income.  The consolidated statements of income include all categories of noninterest income.  The following table reflects only the categories of noninterest income that are within the scope of Topic 606:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Wealth management fees	$9,239	$9,160	$27,547	$27,604
Service charges on deposit accounts	8,698	11,860	26,357	34,201
Debit card and ATM fees	5,276	5,370	15,106	16,292
Investment product fees	5,351	5,244	16,070	16,106
Other income:
Merchant processing fees	852	775	2,363	2,303
Gain (loss) on other real estate owned	260	29	238	194
Safe deposit box fees	223	267	741	936
Insurance premiums and commissions	61	194	373	569
Total	$29,960	$32,899	$88,795	$98,205

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is an analysis of our results of operations for the three and nine months ended September 30, 2020 and 2019, and financial condition as of September 30, 2020, compared to December 31, 2019.  This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes.
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

FINANCIAL HIGHLIGHTS
The following table sets forth certain financial highlights of Old National:

	Three Months Ended			Nine Months Ended
(dollars and shares in thousands,	September 30,	June 30,	September 30,	September 30,
except per share data)	2020	2020	2019	2020	2019
Income Statement:
Net interest income	$145,573	$145,671	$153,096	$435,015	$455,374
Taxable equivalent adjustment (1)	3,379	3,367	3,171	10,069	9,659
Net interest income - tax equivalent basis	148,952	149,038	156,267	445,084	465,033
Provision for loan losses (4)	—	22,545	1,437	39,495	3,483
Noninterest income	64,759	58,461	53,961	180,722	151,591
Noninterest expense	120,234	120,121	122,585	399,099	373,744
Net income	77,944	51,705	69,781	152,289	189,021
Per Common Share Data:
Weighted average diluted shares	165,419	165,302	171,551	166,370	173,527
Net income (diluted)	$0.47	$0.32	$0.41	$0.92	$1.09
Cash dividends	0.14	0.14	0.13	0.42	0.39
Common dividend payout ratio (2)	30%	44%	32%	46%	35%
Book value	$17.67	$17.35	$16.66	$17.67	$16.66
Stock price	12.56	13.76	17.20	12.56	17.20
Tangible common book value (3)	11.10	10.75	10.18	11.10	10.18
Performance Ratios:
Return on average assets	1.40%	0.96%	1.39%	0.95%	1.26%
Return on average common equity	10.79	7.27	9.91	7.11	9.12
Return on tangible common equity (3)	17.56	12.27	16.85	11.66	15.31
Return on average tangible common equity (3)	17.88	12.41	17.01	12.12	16.00
Net interest margin (3)	3.03	3.14	3.57	3.15	3.58
Efficiency ratio (3)	55.93	56.29	56.44	63.11	58.65
Net charge-offs (recoveries) to average loans	(0.09)	0.02	0.03	0.04	0.02
Allowance for loan losses to ending loans (4)	0.95	0.94	0.47	0.95	0.47
Non-performing loans to ending loans	1.15	1.04	1.31	1.15	1.31
Balance Sheet:
Total loans	$13,892,509	$13,615,701	$12,017,648	$13,892,509	$12,017,648
Total assets	22,460,476	22,102,188	20,438,788	22,460,476	20,438,788
Total deposits	16,506,494	16,319,446	14,448,352	16,506,494	14,448,352
Total borrowed funds	2,725,731	2,641,436	2,831,863	2,725,731	2,831,863
Total shareholders' equity	2,921,149	2,864,255	2,832,530	2,921,149	2,832,530
Capital Ratios:
Risk-based capital ratios:
Tier 1 common equity	11.84%	11.70%	12.03%	11.84%	12.03%
Tier 1	11.84	11.70	12.03	11.84	12.03
Total	12.81	12.68	12.97	12.81	12.97
Leverage ratio (to average assets)	8.15	8.12	8.79	8.15	8.79
Total equity to assets (averages)	12.97	13.16	13.98	13.33	13.84
Tangible common equity to tangible assets (3)	8.58	8.45	8.95	8.58	8.95
Nonfinancial Data:
Full-time equivalent employees	2,484	2,530	2,778	2,484	2,778
Banking centers	162	162	192	162	192
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

NON-GAAP FINANCIAL MEASURES
The non-GAAP financial measures presented below are used by our management and our Board of Directors on a regular basis in addition to our GAAP results to facilitate the assessment of our financial performance. Management believes these non-GAAP financial measures enhance an investor’s understanding of our financial results by providing a meaningful basis for period-to-period comparisons, assisting in operating results analysis, and predicting future performance. This information supplements our GAAP reported results, and should not be viewed in isolation from, or as a substitute for, our GAAP results. Accordingly, this financial information should be read in conjunction with our consolidated financial statements, and notes thereto for the quarter ended September 30, 2020, included elsewhere in this report, and included in our Annual Report on Form 10-K for the year ended December 31, 2019. Non-GAAP financial measures exclude certain items that are included in the financial results presented in accordance with GAAP.

The following table presents GAAP to non-GAAP reconciliations.

		Three Months Ended September 30,		Nine Months Ended September 30,
	(dollars and shares in thousands, except per share data)	2020	2019	2020	2019
	Tangible common book value:
	Shareholders' equity (GAAP)	$2,921,149	$2,832,530	$2,921,149	$2,832,530
Deduct:	Goodwill	1,036,994	1,036,994	1,036,994	1,036,994
	Intangible assets	49,258	64,051	49,258	64,051
	Tangible shareholders' equity (non-GAAP)	$1,834,897	$1,731,485	$1,834,897	$1,731,485
	Period end common shares	165,333	170,031	165,333	170,031
	Tangible common book value	11.10	10.18	11.10	10.18
	Return on tangible common equity:
	Net income (GAAP)	$77,944	$69,781	$152,289	$189,021
	Add: Intangible amortization (net of tax)	2,595	3,145	8,152	9,780
	Tangible net income (non-GAAP)	$80,539	$72,926	$160,441	$198,801
	Tangible shareholders' equity (non-GAAP) (see above)	$1,834,897	$1,731,485	$1,834,897	$1,731,485
	Return on tangible common equity	17.56%	16.85%	11.66%	15.31%
	Return on average tangible common equity:
	Tangible net income (non-GAAP) (see above)	$80,539	$72,926	$160,441	$198,801
	Average shareholders' equity (GAAP)	$2,889,545	$2,817,452	$2,856,277	$2,763,673
Deduct:	Average goodwill	1,036,994	1,036,306	1,036,994	1,036,274
	Average intangible assets	50,926	66,047	54,488	70,361
	Average tangible shareholders' equity (non-GAAP)	$1,801,625	$1,715,099	$1,764,795	$1,657,038
	Return on average tangible common equity	17.88%	17.01%	12.12%	16.00%
	Net interest margin:
	Net interest income (GAAP)	$145,573	$153,096	$435,015	$455,374
	Taxable equivalent adjustment	3,379	3,171	10,069	9,659
	Net interest income - taxable equivalent basis (non-GAAP)	$148,952	$156,267	$445,084	$465,033
	Average earning assets	$19,654,292	$17,510,487	$18,815,088	$17,320,260
	Net interest margin	3.03%	3.57%	3.15%	3.58%
	Efficiency ratio:
	Noninterest expense (GAAP)	$120,234	$122,585	$399,099	$373,744
	Deduct: Intangible amortization expense	3,459	4,168	10,847	12,965
	Adjusted noninterest expense (non-GAAP)	$116,775	$118,417	$388,252	$360,779
	Net interest income - taxable equivalent basis (non-GAAP) (see above)	$148,952	$156,267	$445,084	$465,033
	Noninterest income	64,759	53,961	180,722	151,591
	Deduct: Debt securities gains (losses), net	4,921	424	10,606	1,486
	Adjusted total revenue (non-GAAP)	$208,790	$209,804	$615,200	$615,138
	Efficiency ratio	55.93%	56.44%	63.11%	58.65%
	Tangible common equity to tangible assets:
	Tangible shareholders' equity (non-GAAP) (see above)	$1,834,897	$1,731,485	$1,834,897	$1,731,485
	Assets (GAAP)	$22,460,476	$20,438,788	$22,460,476	$20,438,788
Add:	Trust overdrafts	17	24	17	24
Deduct:	Goodwill	1,036,994	1,036,994	1,036,994	1,036,994
	Intangible assets	49,258	64,051	49,258	64,051
	Tangible assets (non-GAAP)	$21,374,241	$19,337,767	$21,374,241	$19,337,767
	Tangible common equity to tangible assets	8.58%	8.95%	8.58%	8.95%
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

EXECUTIVE SUMMARY
As part of our strategic plan the ONB Way, we have executed most of our expense initiatives and realized the savings we previously disclosed. Now we transition to our revenue initiatives, which were delayed due to COVID-19. This transition will include talent additions in key revenue positions in the commercial and wealth businesses as well as our technology team to support revenue enabling technology investments.

Old National remains steadfast in executing the basic banking fundamentals of loan growth, increases in non-interest income, prudent capital deployment, and expense management.

During the third quarter of 2020, we recorded a provision expense for loan losses of zero. This provision expense was derived from the Moody's baseline forecast, which included meaningful improvements in both gross domestic product growth and unemployment trends when compared to the forecast used in the prior quarter.

During the third quarter of 2020, net income was $77.9 million, or $0.47 per diluted share. Net income was $69.8 million, or $0.41 per diluted share, for the third quarter of 2019.
We have continued to re-mix our earning assets towards more productive commercial and commercial real estate loans and out of indirect and other loans.
Loans:  Our loan balances, excluding loans held for sale, increased $276.8 million to $13.893 billion at September 30, 2020 compared to $13.616 billion at June 30, 2020.  This was primarily driven by growth in commercial real estate loans.  We reported strong total commercial loan production of $978 million in the third quarter of 2020 and the commercial loan pipeline totaled $2.9 billion at September 30, 2020.
Net Interest Income: For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, our net interest income decreased primarily due to decreased loan yields, partially offset by higher average loans and lower costs of interest-bearing liabilities.  Net interest income was unchanged in the third quarter of 2020 compared to the second quarter of 2020.
Noninterest Income:  Noninterest income increased to $180.7 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to higher mortgage banking revenue, higher capital markets income, and higher debt securities gains.  These increases were partially offset by lower service charges on deposit accounts. The third quarter of 2020 compared to the second quarter of 2020 showed an increase of $6.3 million reflecting higher debt securities gains, service charges on deposit accounts, and mortgage banking revenue.
Expenses:  Noninterest expenses increased $25.4 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.  The increase was primarily attributable to $39.0 million of charges related to the ONB Way.  The third quarter of 2020 compared to the second quarter of 2020 showed a slight increase of $0.1 million.
Pandemic Update
As previously disclosed, the novel strain of coronavirus, COVID-19, which was first reported in Wuhan, China had an impact on our operations as of September 30, 2020. This impact is still being addressed by Old National as evidenced by our practice of occupying only 50% of our office buildings by rotating team members every 4 weeks. However, our branch lobbies are still open for business and we continue to lend to qualified businesses for working capital and general business purposes. While we remain committed and focused on the health and safety of our team members, clients, and communities; we will continue to evaluate and adjust our branch hours, lobby usage, and return to work efforts as necessary depending on the path of the virus across our footprint. We believe our historically strong underwriting practices, diverse and granular portfolios, and Midwest-based footprint will help to mitigate any adverse impact to Old National.
The impact from the virus on the Company’s business, financial condition, results of operations, and its customers is still unknown. The fiscal stimulus and relief programs appear to have mitigated any materially adverse financial impact to Old National during the third quarter of 2020. However, as a result of the COVID-19 pandemic any future changes in the behavior of customers, businesses, employees, additional stimulus and relief programs, as well as the availability and effectiveness of an immunization may have a future financial impact on Old National.

RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(dollars in thousands)	2020	2019	Change	2020	2019	Change
Income Statement Summary:
Net interest income	$145,573	$153,096	(4.9)%	$435,015	$455,374	(4.5)%
Provision for loan losses (1)	—	1,437	(100.0)	39,495	3,483	1,033.9
Noninterest income	64,759	53,961	20.0	180,722	151,591	19.2
Noninterest expense	120,234	122,585	(1.9)	399,099	373,744	6.8
Other Data:
Return on average common equity	10.79%	9.91%		7.11%	9.12%
Return on tangible common equity (2)	17.56	16.85		11.66	15.31
Return on average tangible common equity (2)	17.88	17.01		12.12	16.00
Efficiency ratio (2)	55.93	56.44		63.11	58.65
Tier 1 leverage ratio	8.15	8.79		8.15	8.79
Net charge-offs (recoveries) to average loans	(0.09)	0.03		0.04	0.02
(1)Beginning January 1, 2020, calculation is based on current expected loss methodology. Prior to January 1, 2020, calculation is based on incurred loss methodology.
(2)Represents a non-GAAP financial measure.  Refer to “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.
Net Interest Income
Net interest income is the most significant component of our earnings, comprising 71% of revenues for the nine months ended September 30, 2020.  Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations.  Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities. The current uptick in cases of COVID-19 may offset the recent positive economic momentum and government stimulus programs. Accordingly, there is still much uncertainty regarding the economy.

Interest rates remained at near historic lows during the third quarter of 2020 after declining dramatically in the first half of 2020 due to the COVID-19 pandemic. The Federal Reserve’s Federal Funds range is currently 0.00% to 0.25%, with the Effective Fed Funds Rate in the 0.05% to 0.10% range. If interest rates decline further, our interest rate spread could decline, which may result in a decrease in our net interest income. However, management has taken balance sheet restructuring, derivative, and deposit pricing actions to help mitigate this risk.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Net interest income	$145,573	$153,096	$435,015	$455,374
Conversion to fully taxable equivalent	3,379	3,171	10,069	9,659
Net interest income - taxable equivalent basis	$148,952	$156,267	$445,084	$465,033

Average earning assets	$19,654,292	$17,510,487	$18,815,088	$17,320,260

Net interest margin	2.96%	3.50%	3.08%	3.51%
Net interest margin - taxable equivalent basis	3.03%	3.57%	3.15%	3.58%
The decrease in net interest income for the three and nine months ended September 30, 2020 when compared to the three and nine months ended September 30, 2019 was primarily due to lower yields on average earning assets and lower accretion income. Partially offsetting these decreases were higher average earning assets and lower costs of average interest-bearing liabilities in the three and nine months ended September 30, 2020 when compared to the three and nine months ended September 30, 2019. Net interest income for the three and nine months ended September 30, 2020 and 2019 included accretion income (interest income in excess of contractual interest income) associated with acquired loans. Accretion income totaled $5.4 million in the three months ended September 30, 2020 and $17.9 million in the nine months ended September 30, 2020, compared to $13.4 million in the three months ended September 30, 2019 and $34.1 million in the nine months ended September 30, 2019. We expect accretion income on loans to decrease over time, but this may be offset by future acquisitions.

The following tables present the average balance sheet for each major asset and liability category, its related interest income and yield, or its expense and rate.

(Tax equivalent basis, dollars in thousands)	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
Earning Assets	Average Balance	Income (1)/ Expense	Yield/ Rate	Average Balance	Income (1)/ Expense	Yield/ Rate
Money market and other interest-earning investments	$137,880	$59	0.17%	$63,142	$528	3.32%
Investment securities:
Treasury and government sponsored agencies	454,005	2,457	2.17%	682,940	4,341	2.54%
Mortgage-backed securities	3,342,284	17,478	2.09%	3,019,322	18,589	2.46%
States and political subdivisions	1,383,765	11,860	3.43%	1,172,017	10,896	3.72%
Other securities	487,405	2,922	2.40%	499,308	4,049	3.24%
Total investment securities	5,667,459	34,717	2.45%	5,373,587	37,875	2.82%
Loans: (2)
Commercial	4,274,894	33,223	3.04%	3,018,638	35,428	4.59%
Commercial real estate	5,546,486	55,891	3.94%	5,037,909	71,604	5.56%
Residential real estate loans	2,355,512	23,604	4.01%	2,283,704	24,261	4.25%
Consumer	1,672,061	15,971	3.80%	1,733,507	19,328	4.42%
Total loans	13,848,953	128,689	3.66%	12,073,758	150,621	4.91%
Total earning assets	19,654,292	$163,465	3.29%	17,510,487	$189,024	4.27%
Less: Allowance for loan losses (4)	(132,447)			(56,894)
Non-Earning Assets
Cash and due from banks	346,343			264,145
Other assets	2,405,517			2,429,466
Total assets	$22,273,705			$20,147,204

Interest-Bearing Liabilities
Checking and NOW accounts	$4,607,427	$886	0.08%	$3,895,654	$4,448	0.45%
Savings accounts	3,232,375	634	0.08%	2,855,401	2,128	0.30%
Money market accounts	1,902,407	724	0.15%	1,822,698	4,017	0.87%
Other time deposits	1,253,058	2,852	0.91%	1,733,492	7,016	1.61%
Brokered certificates of deposit	150,545	201	0.53%	181,425	1,098	2.40%
Total interest-bearing deposits	11,145,812	5,297	0.19%	10,488,670	18,707	0.71%
Federal funds purchased and interbank borrowings	18,347	12	0.25%	254,971	1,484	2.31%
Securities sold under agreements to repurchase	385,149	160	0.16%	340,158	715	0.83%
FHLB advances	2,021,468	6,709	1.32%	1,889,407	9,123	1.92%
Other borrowings	237,811	2,335	3.93%	251,817	2,728	4.33%
Total borrowed funds	2,662,775	9,216	1.38%	2,736,353	14,050	2.04%
Total interest-bearing liabilities	$13,808,587	$14,513	0.42%	$13,225,023	$32,757	0.98%

Noninterest-Bearing Liabilities and Shareholders' Equity
Demand deposits	$5,291,037			$3,841,867
Other liabilities	284,536			262,862
Shareholders' equity	2,889,545			2,817,452
Total liabilities and shareholders' equity	$22,273,705			$20,147,204

Net interest rate spread			2.87%			3.29%
Net interest margin (3)			3.03%			3.57%
Taxable equivalent adjustment		$3,379			$3,171
(1)Interest income is reflected on a fully taxable equivalent basis.
(2)Includes loans held for sale.
(3)Net interest margin is defined as net interest income on a tax equivalent basis as a percentage of average earning assets.
(4)Beginning January 1, 2020, calculation is based on current expected loss methodology. Prior to January 1, 2020, calculation was based on incurred loss model.

(Tax equivalent basis, dollars in thousands)	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
Earning Assets	Average Balance	Income (1)/ Expense	Yield/ Rate	Average Balance	Income (1)/ Expense	Yield/ Rate
Money market and other interest-earning investments	$94,149	$442	0.63%	$60,071	$1,140	2.54%
Investment securities:
Treasury and government sponsored agencies	513,055	9,187	2.39%	694,628	12,544	2.41%
Mortgage-backed securities	3,231,439	54,474	2.25%	2,763,406	54,991	2.65%
States and political subdivisions	1,317,136	35,026	3.55%	1,198,962	33,584	3.73%
Other securities	493,016	9,361	2.53%	497,854	12,553	3.36%
Total investment securities	5,554,646	108,048	2.59%	5,154,850	113,672	2.94%
Loans: (2)
Commercial	3,745,803	94,005	3.30%	3,067,830	109,290	4.70%
Commercial real estate	5,359,254	176,337	4.32%	5,015,973	208,894	5.49%
Residential real estate loans	2,365,037	71,732	4.04%	2,263,595	71,972	4.24%
Consumer	1,696,199	49,564	3.90%	1,757,941	58,525	4.45%
Total loans	13,166,293	391,638	3.93%	12,105,339	448,681	4.91%
Total earning assets	18,815,088	$500,128	3.52%	17,320,260	$563,493	4.32%
Less: Allowance for loan losses (4)	(107,860)			(56,442)
Non-Earning Assets
Cash and due from banks	322,318			242,938
Other assets	2,392,893			2,464,192
Total assets	$21,422,439			$19,970,948

Interest-Bearing Liabilities
Checking and NOW accounts	$4,381,919	$4,820	0.15%	$3,829,213	$11,786	0.41%
Savings accounts	3,040,889	2,669	0.12%	2,889,977	6,556	0.30%
Money market accounts	1,843,902	4,141	0.30%	1,772,150	10,572	0.80%
Other time deposits	1,397,222	11,823	1.13%	1,784,200	21,299	1.60%
Brokered certificates of deposit	101,112	940	1.24%	194,985	3,457	2.37%
Total interest-bearing deposits	10,765,044	24,393	0.30%	10,470,525	53,670	0.69%
Federal funds purchased and interbank borrowings	184,397	1,296	0.94%	290,699	5,219	2.40%
Securities sold under agreements to repurchase	355,039	729	0.27%	344,294	2,048	0.80%
FHLB advances	2,043,617	21,321	1.39%	1,753,283	29,093	2.22%
Other borrowings	243,255	7,305	4.00%	251,070	8,430	4.48%
Total borrowed funds	2,826,308	30,651	1.45%	2,639,346	44,790	2.27%
Total interest-bearing liabilities	$13,591,352	$55,044	0.54%	$13,109,871	$98,460	1.00%

Noninterest-Bearing Liabilities and Shareholders' Equity
Demand deposits	$4,710,969			$3,833,605
Other liabilities	263,841			263,799
Shareholders' equity	2,856,277			2,763,673
Total liabilities and shareholders' equity	$21,422,439			$19,970,948

Net interest rate spread			2.98%			3.32%
Net interest margin (3)			3.15%			3.58%
Taxable equivalent adjustment		$10,069			$9,659
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

	From Three Months Ended September 30, 2019 to Three Months Ended September 30, 2020			From Nine Months Ended September 30, 2019 to Nine Months Ended September 30, 2020
	Total Change (1)	Attributed to		Total Change (1)	Attributed to
(dollars in thousands)		Volume	Rate		Volume	Rate
Interest Income
Money market and other interest-earning investments	$(469)	$324	$(793)	$(698)	$406	$(1,104)
Investment securities (2)	(3,158)	1,936	(5,094)	(5,624)	8,296	(13,920)
Loans (2)	(21,932)	18,866	(40,798)	(57,043)	35,524	(92,567)
Total interest income	(25,559)	21,126	(46,685)	(63,365)	44,226	(107,591)
Interest Expense
Checking and NOW deposits	(3,562)	455	(4,017)	(6,966)	1,169	(8,135)
Savings deposits	(1,494)	169	(1,663)	(3,887)	245	(4,132)
Money market deposits	(3,293)	88	(3,381)	(6,431)	306	(6,737)
Other time deposits	(4,164)	(1,529)	(2,635)	(9,476)	(3,938)	(5,538)
Brokered certificates of deposit	(897)	(117)	(780)	(2,517)	(1,268)	(1,249)
Federal funds purchased and interbank borrowings	(1,472)	(763)	(709)	(3,923)	(1,325)	(2,598)
Securities sold under agreements to repurchase	(555)	54	(609)	(1,319)	45	(1,364)
FHLB advances	(2,414)	515	(2,929)	(7,772)	3,953	(11,725)
Other borrowings	(393)	(145)	(248)	(1,125)	(249)	(876)
Total interest expense	(18,244)	(1,273)	(16,971)	(43,416)	(1,062)	(42,354)
Net interest income	$(7,315)	$22,399	$(29,714)	$(19,949)	$45,288	$(65,237)
(1)The variance not solely due to rate or volume is allocated equally between the rate and volume variances.
(2)Interest on investment securities and loans includes the effect of taxable equivalent adjustments of $2.3 million and $1.1 million, respectively, during the three months ended September 30, 2020; and $6.5 million and $3.5 million, respectively, during the nine months ended September 30, 2020 using the federal statutory rate in effect of 21%.
The decrease in the net interest margin on a fully taxable equivalent basis for the three and nine months ended September 30, 2020 when compared to the same periods in 2019 was primarily due to lower yields on interest earning assets and a change in the mix of average interest earning assets and interest-bearing liabilities, partially offset by higher average earning assets and lower costs of interest-bearing liabilities. The yield on interest earning assets decreased 98 basis points and the cost of interest-bearing liabilities decreased 56 basis points in the quarterly year-over-year comparison.  The yield on interest earning assets is calculated by dividing annualized taxable equivalent net interest income by average interest earning assets while the cost of interest-bearing liabilities is calculated by dividing annualized interest expense by average interest-bearing liabilities.  The yield on interest earning assets decreased 80 basis points and the cost of interest-bearing liabilities decreased 46 basis points in the nine months ended September 30, 2020 when compared to the nine months ended September 30, 2019. Accretion income represented 11 basis points of the net interest margin for the three months ended September 30, 2020, compared to 31 basis points for the three months ended September 30, 2019. Accretion income represented 12 basis points of the net interest margin for the nine months ended September 30, 2020, compared to 26 basis points for the nine months ended September 30, 2019. The current uptick in cases of COVID-19 may offset the recent positive economic momentum and government stimulus programs, and could negatively impact net interest margin. Accordingly, there is still much uncertainty regarding the economy.
Average earning assets were $19.654 billion for the three months ended September 30, 2020, compared to $17.510 billion for the three months ended September 30, 2019, an increase of $2.144 billion, or 12%. Average earning assets were $18.815 billion for the nine months ended September 30, 2020, compared to $17.320 billion for the nine months ended September 30, 2019, an increase of $1.495 billion, or 9%.  The increases in average earning assets were due to increases in average loans and average investment securities. The loan portfolio including loans held for sale, which generally has an average yield higher than the investment portfolio, was 70% of average interest earning assets for both the nine months ended September 30, 2020 and the nine months ended September 30, 2019.

Average loans including loans held for sale increased $1.775 billion for the three months ended September 30, 2020 and $1.061 billion for the nine months ended September 30, 2020 when compared to the same periods in 2019 due to increases in average commercial loans, commercial real estate loans, and residential real estate loans, partially offset by lower average consumer loans. The increases in average commercial loans reflected strong PPP loan production, which began in April 2020. As of September 30, 2020, PPP loans totaled $1.479 billion.
Average investments increased $293.9 million for the three months ended September 30, 2020 and $399.8 million for the nine months ended September 30, 2020 when compared to the same periods in 2019 reflecting higher fair values and excess liquidity.
Average noninterest-bearing deposits increased $1.449 billion for the three months ended September 30, 2020 and $877.4 million for the nine months ended September 30, 2020 when compared to the same periods in 2019 primarily due to PPP funds on deposit.  Average interest-bearing deposits increased $657.1 million for the three months ended September 30, 2020 and $294.5 million for the nine months ended September 30, 2020 when compared to the same periods in 2019.
Average borrowed funds decreased $73.6 million for the three months ended September 30, 2020 and increased $187.0 million for the nine months ended September 30, 2020 when compared to the same periods in 2019.
Provision for Loan Losses
The provision for loan losses was zero for the three months ended September 30, 2020, compared to $1.4 million for the three months ended September 30, 2019. Net recoveries totaled $3.0 million during the three months ended September 30, 2020, compared to net charge-offs of $0.8 million during the three months ended September 30, 2019.  The provision for loan losses was $39.5 million for the nine months ended September 30, 2020, compared to $3.5 million for the nine months ended September 30, 2019. Net charge-offs totaled $4.1 million during the nine months ended September 30, 2020, compared to net charge-offs of $2.0 million during the nine months ended September 30, 2019.  The provision for loan losses of zero in the three months ended September 30, 2020 reflected the improved economic forecast and net recoveries of $3.0 million during the quarter. The higher provision for loan losses in the nine months ended September 30, 2020 when compared to the nine months ended September 30, 2019 was driven by implementation of CECL, which uses an economic forecast that now includes the impact of the coronavirus pandemic. PPP loans were factored in the provision for credit losses for the three and nine months ended September 30, 2020; however, due to the SBA guaranty and our borrowers’ adherence to the PPP terms, the provision impact was insignificant. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, with the adoption of CECL beginning on January 1, 2020, provision expense may become more volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.
Noninterest Income
We generate revenues in the form of noninterest income through client fees, sales commissions, and other gains and losses from our core banking franchise and other related businesses, such as wealth management, investment consulting, and investment products.  The following table details the components in noninterest income:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(dollars in thousands)	2020	2019	Change	2020	2019	Change
Wealth management fees	$9,239	$9,160	0.9%	$27,547	$27,604	(0.2)%
Service charges on deposit accounts	8,698	11,860	(26.7)	26,357	34,201	(22.9)
Debit card and ATM fees	5,276	5,370	(1.8)	15,106	16,292	(7.3)
Mortgage banking revenue	18,110	8,850	104.6	46,542	20,996	121.7
Investment product fees	5,351	5,244	2.0	16,070	16,106	(0.2)
Capital markets income	5,428	4,560	19.0	15,935	10,227	55.8
Company-owned life insurance	2,830	2,703	4.7	8,878	8,602	3.2
Debt securities gains (losses), net	4,921	424	1,060.6	10,606	1,486	613.7
Other income	4,906	5,790	(15.3)	13,681	16,077	(14.9)
Total noninterest income	$64,759	$53,961	20.0%	$180,722	$151,591	19.2%

Noninterest income increased $10.8 million for the three months ended September 30, 2020 when compared to the three months ended September 30, 2019 primarily due to higher mortgage banking revenue and higher debt securities gains. These increases were partially offset by lower service charges on deposit accounts.
Noninterest income increased $29.1 million for the nine months ended September 30, 2020 when compared to the nine months ended September 30, 2019 primarily due to higher mortgage banking revenue, higher capital markets income, and higher debt securities gains. These increases were partially offset by lower service charges on deposit accounts.
Service charges and overdraft fees decreased $3.2 million for the three months ended September 30, 2020 and $7.8 million for the nine months ended September 30, 2020 when compared to the same periods in 2019 reflecting lower overdraft fees due to the impact of the COVID-19 pandemic.
Debit card and ATM fees decreased $1.2 million for the nine months ended September 30, 2020 when compared to the same periods in 2019 reflecting lower interchange income due to the impact of the COVID-19 pandemic.
Mortgage banking revenue increased $9.3 million for the three months ended September 30, 2020 and $25.5 million for the nine months ended September 30, 2020 when compared to the same periods in 2019 reflecting increased mortgage originations and sales in 2020.
Capital markets income is comprised of customer interest rate swap fees, foreign currency exchange fees, net gains (losses) on foreign currency adjustments, and tax credit fee income.  Capital markets income increased $0.9 million for the three months ended September 30, 2020 and $5.7 million for the nine months ended September 30, 2020 when compared to the same periods in 2019 primarily due to higher customer interest rate swap fees.
Debt securities gains (losses), net had a favorable variance of $4.5 million for the three months ended September 30, 2020 when compared to the three months ended September 30, 2019 primarily due to higher realized gains on sales of available-for-sale securities. Debt securities gains (losses), net had a favorable variance of $9.1 million for the nine months ended September 30, 2020 and when compared to the nine months ended September 30, 2019 primarily due to higher realized gains on sales of available-for-sale securities and lower realized losses on sales of available-for-sale debt securities in 2020.
Other income decreased $0.9 million for the three months ended September 30, 2020 when compared to the three months ended September 30, 2019 primarily due to lower branded card incentives. Other income decreased $2.4 million for the nine months ended September 30, 2020 when compared to the nine months ended September 30, 2019 primarily due to lower branded card incentives, unfavorable variance in net gains (losses) on derivatives, lower insurance income, and lower fees on commercial loans.
Noninterest Expense
The following table details the components in noninterest expense:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(dollars in thousands)	2020	2019	Change	2020	2019	Change
Salaries and employee benefits	$69,860	$71,729	(2.6)%	$215,589	$214,478	0.5%
Occupancy	13,930	11,934	16.7	42,308	41,071	3.0
Equipment	3,754	3,954	(5.1)	12,912	12,945	(0.3)
Marketing	2,140	4,105	(47.9)	7,632	12,267	(37.8)
Data processing	9,628	8,961	7.4	28,724	28,509	0.8
Communication	2,241	2,349	(4.6)	7,335	8,252	(11.1)
Professional fees	3,083	5,037	(38.8)	10,921	12,868	(15.1)
FDIC assessment	1,319	960	37.4	4,942	4,501	9.8
Amortization of intangibles	3,459	4,168	(17.0)	10,847	12,965	(16.3)
Amortization of tax credit investments	3,115	1,211	157.2	8,917	2,039	337.3
Other expense	7,705	8,177	(5.8)	48,972	23,849	105.3
Total noninterest expense	$120,234	$122,585	(1.9)%	$399,099	$373,744	6.8%
Noninterest expense decreased $2.4 million for the three months ended September 30, 2020 when compared to the three months ended September 30, 2019 reflecting lower marketing expenses, professional fees, and salaries and employee benefits. These decreases were partially offset by higher occupancy and amortization of tax credit investments.
Noninterest expense increased $25.4 million for the nine months ended September 30, 2020 when compared to the nine months ended September 30, 2019 reflecting $39.0 million of charges related to the ONB Way strategic initiative.
Salaries and employee benefits decreased $1.9 million for the three months ended September 30, 2020 when compared to the three months ended September 30, 2019 primarily due to fewer employees at September 30, 2020. Salaries and employee benefits increased $1.1 million for the nine months ended September 30, 2020 when compared to the nine months ended September 30, 2019 primarily due to higher commissions and personnel expenses related to the ONB Way totaling $7.6 million, partially offset by fewer employees at September 30, 2020.
Occupancy expenses increased $2.0 million for the three months ended September 30, 2020 when compared to the three months ended September 30, 2019 primarily due to higher real estate taxes.
Marketing expenses decreased $2.0 million for the three months ended September 30, 2020 and $4.6 million for the nine months ended September 30, 2020 when compared to the same periods in 2019 primarily due to lower public relations and advertising expenses.
Professional fees decreased $2.0 million for the three months ended September 30, 2020 and $1.9 million for the nine months ended September 30, 2020 when compared to the same periods in 2019 reflecting higher consulting fees incurred in 2019 related to the ONB Way.
Amortization of intangibles decreased $0.7 million for the three months ended September 30, 2020 and $2.1 million for the nine months ended September 30, 2020 when compared to the same periods in 2019 primarily due to lower amortization of core deposit intangibles.
Amortization of tax credit investments increased $1.9 million for the three months ended September 30, 2020 and $6.9 million for the nine months ended September 30, 2020 when compared to the same periods in 2019. The recognition of tax credit amortization expense is contingent upon the successful completion of the rehabilitation of a historic building or completion of a solar project within the reporting period. Many factors including weather, labor availability, building regulations, inspections, and other unexpected construction delays related to a rehabilitation project can cause a project to exceed its estimated completion date.  See Note 12 to the consolidated financial statements for additional information on our tax credit investments.
Other expense increased $25.1 million for the nine months ended September 30, 2020 when compared to the nine months ended September 30, 2019 primarily due to lease termination charges and impairments on long-lived assets related to branch consolidations that were part of the ONB Way strategic initiative totaling $25.8 million in the nine months ended September 30, 2020.
Provision for Income Taxes
We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes.  The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by a tax benefit from our tax credit investments and interest on tax-exempt securities and loans.  The provision for income taxes, as a percentage of pre-tax income, was 13.5% for the three months ended September 30, 2020, compared to 16.0% for the three months ended September 30, 2019.  The provision for income taxes, as a percentage of pre-tax income, was 14.0% for the nine months ended September 30, 2020, compared to 17.7% for the nine months ended September 30, 2019.  In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at September 30, 2020 based on the current estimate of the effective annual rate.  The lower effective tax rate during the three and nine months ended September 30, 2020 when compared to the same periods in 2019 was primarily the result of an increase in federal tax credits available.  See Note 18 to the consolidated financial statements for additional information.

FINANCIAL CONDITION
Overview
At September 30, 2020, our assets were $22.460 billion, a $2.048 billion increase compared to assets of $20.412 billion at December 31, 2019.  The increase was primarily due to higher commercial loans driven by strong PPP loan production in the second quarter of 2020. As of September 30, 2020, PPP loans totaled $1.479 billion.
The current uptick in cases of COVID-19 may offset the recent positive economic momentum and government stimulus programs, and could negatively impact our financial condition. Accordingly, there is still much uncertainty regarding the economy.
Earning Assets
Our earning assets are comprised of investment securities, portfolio loans, loans held for sale, money market investments, interest earning accounts with the Federal Reserve, and equity securities.  Earning assets were $19.852 billion at September 30, 2020, a $2.090 billion increase compared to earning assets of $17.762 billion at December 31, 2019.
Investment Securities
We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements.
Equity securities are recorded at fair value and totaled $2.5 million at September 30, 2020 compared to $6.8 million at December 31, 2019.
At September 30, 2020, the investment securities portfolio, including equity securities, was $5.774 billion compared to $5.556 billion at December 31, 2019, an increase of $217.5 million.  Investment securities represented 29% of earning assets at September 30, 2020, compared to 31% at December 31, 2019.  Stronger commercial loan demand in the future could result in management’s decision to reduce the securities portfolio.  At September 30, 2020, management does not intend to sell any securities in an unrealized loss position and does not believe we will be required to sell such securities.
The investment securities available-for-sale portfolio had net unrealized gains of $187.6 million at September 30, 2020, compared to net unrealized gains of $71.9 million at December 31, 2019.  Net unrealized gains (losses) increased from December 31, 2019 to September 30, 2020 reflecting higher net unrealized gains on mortgage-backed and tax exempt municipal securities due to a decline in long-term interest rates.
The investment portfolio had an effective duration of 3.94 at September 30, 2020, compared to 3.86 at December 31, 2019.  Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates.  Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage.  The annualized average yields on investment securities, on a taxable equivalent basis, were 2.45% for the three months ended September 30, 2020 and 2.59% for the nine months ended September 30, 2020, compared to 2.82% for the three months ended September 30, 2019 and 2.94% for the nine months ended September 30, 2019.
Loans Held for Sale
Mortgage loans held for immediate sale in the secondary market were $85.1 million at September 30, 2020, compared to $46.9 million at December 31, 2019.  Certain mortgage loans are committed for sale at or prior to origination at a contracted price to an outside investor. Other mortgage loans held for immediate sale are hedged with TBA forward agreements and committed for sale when they are ready for delivery and remain on the Company’s balance sheet for a short period of time (typically 30 to 60 days). These loans are sold without recourse, beyond customary representations and warranties, and Old National has not experienced material losses arising from these sales. Mortgage originations are subject to volatility due to interest rates and home sales, among other factors.
We have elected the fair value option prospectively for residential loans held for sale.  The aggregate fair value exceeded the unpaid principal balance by $5.2 million at September 30, 2020, compared to $1.5 million at December 31, 2019.

Commercial and Commercial Real Estate Loans
Commercial and commercial real estate loans are the largest classification within earning assets, representing 50% of earning assets at September 30, 2020, compared to 45% at December 31, 2019.  At September 30, 2020, commercial and commercial real estate loans were $9.966 billion, an increase of $1.909 billion compared to December 31, 2019 driven by strong PPP loan production in the second quarter of 2020. As of September 30, 2020, PPP loans totaled $1.479 billion.
Residential Real Estate Loans
At September 30, 2020, residential real estate loans held in our loan portfolio were $2.265 billion, a decrease of $69.0 million compared to December 31, 2019.  Future increases in interest rates could result in a decline in the level of refinancings and new originations of residential real estate loans.
Consumer Loans
Consumer loans, including automobile loans and personal and home equity loans and lines of credit, decreased $65.0 million at September 30, 2020 compared to December 31, 2019 primarily due to decreases in consumer direct loans and home equity loans.
Other Assets
Other assets increased $92.1 million, or 37%, compared to December 31, 2019 primarily due to increases in derivative assets and assets held for sale. These increases were partially offset by a decrease in net deferred tax assets which reflected an increase in deferred tax liabilities related to net unrealized gains on available-for-sale investment securities.
Funding
Total funding, comprised of deposits and wholesale borrowings, was $19.232 billion at September 30, 2020, an increase of $1.934 billion from $17.298 billion at December 31, 2019.  Included in total funding were deposits of $16.506 billion at September 30, 2020, an increase of $1.953 billion from $14.553 billion at December 31, 2019.  Noninterest-bearing deposits increased $1.421 billion from December 31, 2019 to September 30, 2020 reflecting PPP funds on deposit.  Interest-bearing checking and NOW deposits increased $438.8 million from December 31, 2019 to September 30, 2020, while savings deposits increased $441.9 million.  Money market deposits increased $70.6 million from December 31, 2019 to September 30, 2020. Other time deposits decreased $383.3 million, while brokered certificates of deposit decreased $35.6 million.
We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position.  At September 30, 2020, wholesale borrowings, including federal funds purchased and interbank borrowings, securities sold under agreements to repurchase, FHLB advances, and other borrowings, totaled $2.726 billion, a decrease of $19.0 million from December 31, 2019.  Wholesale funding as a percentage of total funding was 14% at September 30, 2020 and 16% at December 31, 2019.  The decrease in wholesale funding from December 31, 2019 to September 30, 2020 was due to decreases in federal funds purchased and interbank borrowings and other borrowings, substantially offset by increases in FHLB advances and securities sold under agreements to repurchase.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities increased $57.0 million, or 35%, from December 31, 2019 to September 30, 2020 primarily due to investment securities purchased but not settled before September 30, 2020.
Capital
Shareholders’ equity totaled $2.921 billion at September 30, 2020, compared to $2.852 billion at December 31, 2019.  Old National repurchased 4.9 million shares of Common Stock under a stock repurchase program that was approved by the Company’s Board of Directors reducing equity by $78.7 million and 0.2 million shares of Common Stock associated with employee share-based incentive programs reducing equity by $3.6 million in the nine months ended September 30, 2020. We have suspended the stock repurchase plan approved by the Company’s Board of Directors in the near term given the uncertain economic conditions. We also paid cash dividends of $0.42 per share in the nine months ended September 30, 2020, which reduced equity by $69.8 million. The change in unrealized gains (losses) on available-for-sale investment securities increased equity by $90.1 million during the nine months ended September 30, 2020. The Company’s Common Stock is traded on the NASDAQ under the symbol “ONB” with 33,416 shareholders of record at September 30, 2020.
Capital Adequacy
Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At September 30, 2020, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of “well-capitalized” based on the most recent regulatory definition.
Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

	Regulatory Guidelines Minimum	September 30,		December 31,
		2020	2019	2019
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	8.15%	8.79%	8.88%
Common equity Tier 1 capital to risk-adjusted total assets	7.00	11.84	12.03	12.13
Tier 1 capital to risk-adjusted total assets	8.50	11.84	12.03	12.13
Total capital to risk-adjusted total assets	10.50	12.81	12.97	12.99
Shareholders' equity to assets	N/A	13.01	13.86	13.97
Old National Bank, Old National’s bank subsidiary, maintained a strong capital position as evidenced by the following comparisons of key industry ratios.

	Regulatory Guidelines Minimum	Prompt Corrective Action "Well Capitalized" Guidelines	September 30,		December 31,
			2020	2019	2019
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	5.00%	8.71%	9.57%	9.62%
Common equity Tier 1 capital to risk-adjusted total assets	7.00	6.50	12.49	13.00	13.01
Tier 1 capital to risk-adjusted total assets	8.50	8.00	12.49	13.00	13.01
Total capital to risk-adjusted total assets	10.50	10.00	13.19	13.51	13.50
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
During the COVID-19 pandemic, we are committed and focused on the health and safety of our team members, clients, and communities. We will continue to evaluate and adjust our branch hours, lobby usage, and return to work efforts as necessary depending on the path of the virus across our footprint. We are occupying only 50% of our office buildings by rotating team members every 4 weeks. However, our branch lobbies are still open for business and we continue to lend to qualified businesses for working capital and general business purposes.
Credit Risk
Credit risk represents the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms.  Our primary credit risks result from our investment and lending activities
Investment Activities
We carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral.  At September 30, 2020, we had pooled trust preferred securities with a fair value of $7.5 million, or less than 1% of the available-for-sale securities portfolio.  These securities remained classified as available-for-sale and at September 30, 2020, the unrealized loss on our pooled trust preferred securities was $6.2 million. The fair value of these securities is expected to improve as we get closer to maturity, but not in all cases.
All of our mortgage-backed securities are backed by U.S. government-sponsored or federal agencies.  Municipal bonds, corporate bonds, and other debt securities are evaluated by reviewing the credit-worthiness of the issuer and general market conditions.  See Note 4 to the consolidated financial statements for additional details about our investment security portfolio.
Counterparty Exposure
Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation.  We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry.  Old National manages exposure to counterparty risk in connection with its derivatives transactions by generally engaging in transactions with counterparties having ratings of at least A by Standard & Poor’s Rating Service or A2 by Moody’s Investors Service.  Total credit exposure is monitored by counterparty and managed within limits that management believes to be prudent. Old National’s net counterparty exposure was an asset of $67.2 million at September 30, 2020.
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
We lend to commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling, and retailing. Old National manages concentrations of credit exposure by industry, product, geography, customer relationship, and loan size. At September 30, 2020, our average commercial loan size (excluding PPP loans) was under $325,000 and our average commercial real estate loan size was under $775,000. In addition, while loans to lessors of both residential and non-residential real estate exceed 10% of total loans, no individual sub-segment category within those broader categories reaches the 10% threshold. At September 30, 2020, we had minimal exposure to foreign borrowers and no sovereign debt. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Kentucky, Michigan, Wisconsin, and Minnesota. We have experienced an impact from COVID-19 as of September 30, 2020; however, the depth of this crisis is ongoing and its effect is anticipated to be very broad-based. We are seeing another uptick in COVID-19 cases in our geographic footprint. The relief programs we have put in place along with governmental stimulus programs have helped dampen any increases in delinquencies we might have seen absent these programs. It remains to be seen what impact any wind down of these programs will have on delinquency rates going forward. Management believes that trends in under-performing, criticized, and classified loans will be influenced by the degree to which the economy strengthens or weakens, as well as the ongoing impact of the COVID-19 pandemic in the markets in which we operate.
Summary of under-performing, criticized, and classified assets:

	September 30,		December 31,
(dollars in thousands)	2020	2019	2019
Total nonaccrual loans	$137,611	$138,498	$126,412
TDRs still accruing	22,037	18,884	18,338
Total past due loans (90 days or more and still accruing)	90	703	570
Other real estate owned	1,248	2,941	2,169
Total under-performing assets	$160,986	$161,026	$147,489
Classified loans (includes nonaccrual, TDRs still accruing, past due 90 days, and other problem loans)	$327,225	$285,188	$296,671
Other classified assets (1)	3,860	2,556	2,933
Criticized loans	272,859	233,519	234,841
Total criticized and classified assets	$603,944	$521,263	$534,445
Asset Quality Ratios:
Non-performing loans/total loans (2) (3)	1.15%	1.31%	1.19%
Under-performing assets/total loans and other real estate owned (4)	1.16	1.34	1.22
Under-performing assets/total assets	0.72	0.79	0.72
Allowance/under-performing assets (5)	81.61	35.34	37.03
Allowance/nonaccrual loans (5)	95.48	41.09	43.21
(1)Includes one pooled trust preferred security and two insurance policies at September 30, 2020.
(2)Loans exclude loans held for sale.
(3)Non-performing loans include nonaccrual loans and TDRs still accruing.
(4)Includes acquired loans that were recorded at fair value at the date of acquisition. As such, the credit risk was incorporated in the fair value recorded and no allowance for loan losses was recorded at September 30, 2019 or December 31, 2019.
(5)Beginning January 1, 2020, the allowance is based on current expected loss methodology. Prior to January 1, 2020, the allowance was based on incurred loss methodology.
Under-performing assets totaled $161.0 million at September 30, 2020, compared to $161.0 million at September 30, 2019 and $147.5 million at December 31, 2019.  Under-performing assets as a percentage of total loans and other real estate owned at September 30, 2020 were 1.16%, an 18 basis point improvement from 1.34% at September 30, 2019 and a 6 basis point improvement from 1.22% at December 31, 2019.
Nonaccrual loans decreased from September 30, 2019 primarily due to decreases in commercial real estate and consumer nonaccrual loans, partially offset by an increase in residential real estate nonaccrual loans.  As a percentage of nonaccrual loans, the allowance was 95.48% at September 30, 2020, compared to 41.09% at September 30, 2019 and 43.21% at December 31, 2019. Beginning January 1, 2020, the allowance is based on current expected loss methodology. Prior to January 1, 2020, the allowance was based on incurred loss methodology.
Total criticized and classified assets were $603.9 million at September 30, 2020, an increase of $82.7 million from September 30, 2019, and an increase of $69.5 million from December 31, 2019. Other classified assets include investment securities that fell below investment grade rating totaling $3.9 million at September 30, 2020, compared to $2.6 million at September 30, 2019 and $2.9 million at December 31, 2019.
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
At September 30, 2020, TDRs consisted of $8.8 million of commercial loans, $16.7 million of commercial real estate loans, $0.1 million of BBCC loans, $2.8 million of residential real estate loans, $0.7 million of direct consumer loans, and $0.3 million of home equity loans totaling $29.4 million. TDRs included within nonaccrual loans totaled $7.7 million at September 30, 2020. At December 31, 2019, TDRs consisted of $12.4 million of commercial loans, $14.2 million of commercial real estate loans, $0.6 million of BBCC loans, $3.1 million of residential real estate loans, $1.0 million of direct consumer loans, and $0.4 million of home equity loans totaling $31.7 million. TDRs included within nonaccrual loans totaled $13.8 million at December 31, 2019.
Old National has allocated specific reserves to customers whose loan terms have been modified as TDRs totaling $0.3 million at September 30, 2020 and $0.9 million of December 31, 2019.  At September 30, 2020, Old National had committed to lend an additional $0.7 million to customers with outstanding loans that are classified as TDRs, compared to $2.3 million at December 31, 2019.
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
We have developed relief programs to assist borrowers in financial need due to the effects of the COVID-19 pandemic. The Interagency Statement issued by our banking regulators encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. In accordance with such guidance, we are offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. The table below presents loan deferrals by loan category:

(dollars in thousands)	June 30, 2020 Deferrals Balance	September 30, 2020 Deferrals Balance (1)	September 30, 2020 Number of Deferrals
Commercial and commercial real estate	$1,170,119	$125,603	105
Residential real estate	78,639	1,654	12
Consumer	54,786	10,315	368
Total	$1,303,544	$137,572	485
(1)    Includes second deferrals between 90 and 180 days totaling $8.8 million of commercial and commercial real estate loans, $0.4 million of residential real estate loans, and $1.0 million of consumer loans.
U.S. Small Business Administration Paycheck Protection Program
Section 1102 of the CARES Act created the PPP, a program administered by the SBA to provide loans to small businesses for payroll and other basic expenses during the COVID-19 pandemic. Old National has participated in the PPP as a lender. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. Additionally, loan payments will also be deferred for the first six months of the loan term. The PPP commenced on April 3, 2020 and was available to qualified borrowers through August 8, 2020. No collateral or personal guarantees are required. Neither the government nor lenders are permitted to charge the recipients any fees.

Old National began accepting applications from qualified borrowers on April 3, 2020 and as of September 30, 2020 has originated over 9,700 loans with balances in excess of $1.5 billion to new and existing clients through the PPP. To the extent the PPP loans are forgiven, this represents outside equity contributions to our borrowers; and, especially with respect to vulnerable industries, we believe these capital injections are going to be instrumental in assisting our borrowers in navigating through the pandemic. This capital injection, along with the level of capital each borrower had just prior to COVID-19 impacting them, are critical factors in determining the staying power of our borrowers. Upon receipt of interim financial results from our borrowers, we will use that information to update our understanding of the underlying strengths or weaknesses in each individual relationship and take actions, as appropriate.

The SBA recently announced a streamlined forgiveness process for loans of $50,000 or less. As of October 26, 2020, 2,482 of our loans totaling $512.8 million have been submitted to the SBA for forgiveness.
Allowance for Credit Losses on Loans and Unfunded Commitments
Loan charge-offs, net of recoveries, totaled $3.0 million of net recoveries for the three months ended September 30, 2020, compared to $0.8 million of net charge-offs for the three months ended September 30, 2019. Annualized, net charge-offs (recoveries) to average loans were (0.09)% for the three months ended September 30, 2020 compared to 0.03% for the three months ended September 30, 2019. Loan charge-offs, net of recoveries, totaled $4.1 million of net charge-offs for the nine months ended September 30, 2020, compared to $2.0 million of net charge-offs for the nine months ended September 30, 2019.  Annualized, net charge-offs (recoveries) to average loans were 0.04% for the nine months ended September 30, 2020 compared to 0.02% for the nine months ended September 30, 2019.  Management will continue its efforts to reduce the level of non-performing loans and may consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for credit losses on loans.
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
At September 30, 2020, the allowance for credit losses for loans was $131.4 million. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, with the adoption of CECL beginning on January 1, 2020, provision expense may become more volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.
Prior to January 1, 2020, we calculated allowance for loan losses using incurred losses methodology. At December 31, 2019, the allowance for loan losses was $54.6 million.
We maintain an allowance for credit losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a drawdown on the commitment.  The allowance for credit losses on unfunded loan commitments is classified as a liability account on the balance sheet and totaled $11.0 million at September 30, 2020.
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

The following table illustrates our projected net interest income sensitivity over a two year cumulative horizon based on the asset/liability model at September 30, 2020 and 2019:

	Immediate Rate Decrease		Immediate Rate Increase
(dollars in thousands)	-50 Basis Points	Base	+100 Basis Points	+200 Basis Points	+300 Basis Points
September 30, 2020
Projected interest income:
Money market, other interest earning investments, and investment securities	$246,473	$260,660	$286,999	$302,789	$315,236
Loans	875,589	904,055	1,028,043	1,153,281	1,276,757
Total interest income	1,122,062	1,164,715	1,315,042	1,456,070	1,591,993
Projected interest expense:
Deposits	20,288	29,827	110,549	191,267	271,981
Borrowings	67,767	71,004	102,471	133,577	168,418
Total interest expense	88,055	100,831	213,020	324,844	440,399
Net interest income	$1,034,007	$1,063,884	$1,102,022	$1,131,226	$1,151,594
Change from base	$(29,877)		$38,138	$67,342	$87,710
% change from base	(2.81)%		3.58%	6.33%	8.24%

September 30, 2019
Projected interest income:
Money market, other interest earning investments, and investment securities	$312,946	$330,216	$353,274	$367,236	$380,849
Loans	1,007,193	1,064,314	1,184,097	1,299,709	1,413,164
Total interest income	1,320,139	1,394,530	1,537,371	1,666,945	1,794,013
Projected interest expense:
Deposits	101,683	140,784	234,087	327,527	420,967
Borrowings	108,043	119,660	147,381	176,206	205,321
Total interest expense	209,726	260,444	381,468	503,733	626,288
Net interest income	$1,110,413	$1,134,086	$1,155,903	$1,163,212	$1,167,725
Change from base	$(23,673)		$21,817	$29,126	$33,639
% change from base	(2.09)%		1.92%	2.57%	2.97%
Our asset sensitivity increased year over year primarily due to deposit pricing actions and changes in our hedging strategies, balance sheet mix, investment duration, and prepayment speed behavior.
A key element in the measurement and modeling of interest rate risk is the re-pricing assumptions of our transaction deposit accounts, which have no contractual maturity dates. Because the models are driven by expected behavior in various interest rate scenarios and many factors besides market interest rates affect our net interest income, we recognize that model outputs are not guarantees of actual results. For this reason, we model many different combinations of interest rates and balance sheet assumptions to understand our overall sensitivity to market interest rate changes, including shocks, ramps, yield curve flattening, yield curve steepening, as well as forecasts of likely interest rate scenarios tested. At September 30, 2020, our projected net interest income sensitivity based on the asset/liability models we utilize was within the limits of our interest rate risk policy for the scenarios tested.

We use cash flow and fair value hedges, primarily interest rate swaps, collars, and floors, to mitigate interest rate risk. Derivatives designated as hedging instruments were in a net asset position with a fair value of $16.4 million at September 30, 2020, compared to a net asset position with a fair value of $6.1 million at December 31, 2019.  See Note 19 to the consolidated financial statements for further discussion of derivative financial instruments.

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
A maturity schedule for Old National Bank’s brokered certificates of deposit and other time deposits is shown in the following table at September 30, 2020.

(dollars in thousands)
Maturity Bucket	Amount	Rate
2020	$416,187	0.68%
2021	588,718	0.73
2022	116,926	0.97
2023	73,748	1.36
2024	36,897	1.64
2025 and beyond	30,873	0.97
Total	$1,263,349	0.80%
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
The credit ratings of Old National and Old National Bank at September 30, 2020 are shown in the following table.

Moody's Investor Service
	Long-term	Short-term
Old National	A3	N/A
Old National Bank	Aa3	P-1

Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well.  At September 30, 2020, Old National and its subsidiaries had the following availability of liquid funds and borrowings:

(dollars in thousands)	Parent Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$66,668	$264,082
Unencumbered government-issued debt securities	—	2,194,906
Unencumbered investment grade municipal securities	—	780,672
Unencumbered corporate securities	—	158,671
Availability of borrowings:
Amount available from Federal Reserve discount window*	—	457,621
Amount available from Federal Home Loan Bank Indianapolis*	—	109,093
Total available funds	$66,668	$3,965,045
* Based on collateral pledged
Old National Bancorp has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows, and funds used for acquisitions.  Old National Bancorp can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit, and through the issuance of debt securities.  Additionally, Old National Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt and equity markets.  At September 30, 2020, Old National Bancorp’s other borrowings outstanding were $213.2 million.
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

OFF-BALANCE SHEET ARRANGEMENTS
Off-balance sheet arrangements include commitments to extend credit and financial guarantees.  Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers.  Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $3.511 billion and standby letters of credit of $88.5 million at September 30, 2020.  At September 30, 2020, approximately $3.238 billion of the loan commitments had fixed rates and $272.1 million had floating rates, with the floating rates ranging from 0% to 13%.  At December 31, 2019, loan commitments were $2.779 billion and standby letters of credit were $87.8 million.  The term of these off-balance sheet arrangements is typically one year or less.
Old National is a party in risk participation transactions of interest rate swaps, which had total notional amount of $47.6 million at September 30, 2020.
CONTRACTUAL OBLIGATIONS
The following table presents our significant fixed and determinable contractual obligations at September 30, 2020:

	Payments Due In
(dollars in thousands)	One Year or Less (1)	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without stated maturity	$15,243,145	$—	$—	$—	$15,243,145
IRAs, consumer, and brokered certificates of deposit	416,187	705,644	110,645	30,873	1,263,349
Federal funds purchased and interbank borrowings	1,259	—	—	—	1,259
Securities sold under agreements to repurchase	399,141	—	—	—	399,141
FHLB advances	150,000	50,500	125,160	1,761,988	2,087,648
Other borrowings	250	2,098	177,302	58,033	237,683
Fixed interest payments (2)	10,110	78,716	72,376	82,034	243,236
Operating leases	3,735	27,621	17,317	57,791	106,464
Other long-term liabilities (3)	17,496	15,099	131	21	32,747
(1)For the remaining three months of fiscal 2020.
(2)Our senior notes, subordinated notes, certain trust preferred securities, and certain FHLB advances have fixed rates ranging from 0.13% to 4.96%.  All of our other long-term debt is at LIBOR based variable rates at September 30, 2020.  The projected variable interest assumes no increase in LIBOR rates from September 30, 2020.
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
•Pandemic. A prolonged COVID-19 outbreak, or any other epidemic that harms the global economy, U.S. economy, or the economies in which we operate could adversely affect our operations. Based on the required annual impairment test as of August 31, 2020, we have concluded that our goodwill was not impaired. On a quarterly basis, we continue to evaluate our qualitative assessment assumptions, which are subject to risks and uncertainties, including: (1) forecasted revenues, expenses, and cash flows; (2) current discount rates; (3) our market capitalization; (4) observable market transactions and multiples; (5) changes to the regulatory environment; and (6) the nature and amount of government support that has been and is expected to be provided in the future. A prolonged economic downturn or deterioration in the economic outlook may lead management to conclude that an interim quantitative impairment test of our goodwill is required prior to the annual impairment test conducted on August 31.
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
PART II
OTHER INFORMATION
ITEM 1A.  RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and updated in the “Risk Factors” sections of the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2020 and June 30, 2020.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
07/01/20 - 07/31/20	56	$13.18	—	2,099,459
08/01/20 - 08/31/20	380	$14.76	—	2,099,459
09/01/20 - 09/30/20	496	$13.94	—	2,099,459
Quarter-to-date 09/30/20	932	$14.23	—	2,099,459
In the first quarter of 2020, the Board of Directors approved the repurchase of up to 7.0 million shares of the Company’s stock to be repurchased, as conditions warrant, through January 31, 2021.  During the nine months ended September 30, 2020, Old National repurchased a limited number of shares associated with employee share-based incentive programs.
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

101
The following materials from Old National’s Form 10-Q Report for the quarterly period ended September 30, 2020, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from Old National’s Form 10-Q Report for the quarterly period ended September 30, 2020, formatted in inline XBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD NATIONAL BANCORP
(Registrant)

By:	/s/ Brendon B. Falconer
Brendon B. Falconer
Senior Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

Date: October 28, 2020