Form 10-K
period 2020-12-31
OLD NATIONAL BANCORP /IN/
filed 2021-02-10
CIK 707179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting common stock held by non-affiliates on June 30, 2020, was $2,248,155,309 (based on the closing price on that date of $13.76).  In calculating the market value of securities held by non-affiliates of the registrant, the registrant has treated as securities held by affiliates as of June 30, 2020, voting stock owned of record by its directors and principal executive officers, and voting stock held by the registrant's trust department in a fiduciary capacity for benefit of its directors and principal executive officers.  This calculation does not reflect a determination that persons are affiliates for any other purposes.
The number of shares outstanding of the registrant’s common stock, as of January 31, 2021, was 165,378,000.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2021 are incorporated by reference into Part III of this Form 10-K.

OLD NATIONAL BANCORP
2020 ANNUAL REPORT ON FORM 10-K

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

As used in this report, references to “Old National,” “the Company,” “we,” “our,” “us,” and similar terms refer to the consolidated entity consisting of Old National Bancorp and its wholly-owned subsidiaries. Old National Bancorp refers solely to the parent holding company, and Old National Bank refers to Old National Bancorp’s bank subsidiary.

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
ARRC: Alternative Reference Rates Committee
ASC:  Accounting Standards Codification
ASU:  Accounting Standards Update
ATM:  automated teller machine
BBCC: business banking credit center (small business)
CAA: Consolidated Appropriations Act
CARES Act: Coronavirus Aid, Relief and Economic Security Act
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
NASDAQ:  The NASDAQ Stock Market LLC
NMTC: New Markets Tax Credit
NOW:  negotiable order of withdrawal
OCC:  Office of the Comptroller of the Currency
OTTI:  other-than-temporary impairment
PCD:  purchased with credit deterioration
PCI:  purchased credit impaired
PD:  probability of default
PPP: Paycheck Protection Program
Renewable Energy:  investment tax credits for solar projects
SAB:  Staff Accounting Bulletin
SBA:  Small Business Administration
SEC:  Securities and Exchange Commission
SOFR: secured overnight financing rate
TBA:  to be announced
TDR:  troubled debt restructuring

OLD NATIONAL BANCORP
2020 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

In this report, we have made various statements regarding current expectations or forecasts of future events, which speak only as of the date the statements are made.  These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are also made from time-to-time in press releases and in oral statements made by the officers of Old National Bancorp (“Old National” or the “Company”).  Forward-looking statements can be identified by the use of the words “expect,” “may,” “could,” “will,” “intend,” “project,” “estimate,” “believe,” “anticipate,” or the negative of those terms, and other words of similar meaning.  Forward-looking statements also include, but are not limited to, statements regarding estimated cost savings, plans and objectives for future operations, the Company’s business and growth strategies, including future acquisitions of banks, regulatory developments, and expectations about performance as well as economic and market conditions and trends.

Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect.  Therefore, undue reliance should not be placed upon these estimates and statements.  We cannot assure that any of these statements, estimates, or beliefs will be realized and actual results may differ from those contemplated in these “forward-looking statements.”  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised to consult further disclosures we may make on related subjects in our filings with the SEC.  In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include the following:
•the length, severity, magnitude, and duration of the COVID-19 pandemic and the direct and indirect impact of such pandemic, including its impact on the Company’s financial conditions and business operations;
•changes in the economy, which could materially impact credit quality trends and the ability to generate loans and gather deposits, including the pace of recovery following the COVID-19 pandemic;
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
•unanticipated changes in our liquidity position, including but not limited to changes in our access to sources of liquidity and capital to address our liquidity needs;
•our ability to successfully manage our credit risk and the sufficiency of our allowance for credit losses;
•uncertainty about the discontinued use of LIBOR and the transition to an alternative rate;
•failure or circumvention of our internal controls;
•failure or disruption of our information systems;
•significant changes in accounting, tax, or regulatory practices or requirements, including the impact of the new CECL standard;
•new legal obligations or liabilities or unfavorable resolutions of litigations;
•disruptive technologies in payment systems and other services traditionally provided by banks; and
•operational risks or risk management failures by us or critical third parties, including without limitation with respect to data processing, information systems, cyber-security, technological changes, vendor problems, business interruption, and fraud risks.

Investors should consider these risks, uncertainties, and other factors in addition to the factors under the heading “Risk Factors” included in this filing and our other filings with the SEC.

PART I
ITEM 1.    BUSINESS
GENERAL
Old National is a financial holding company incorporated in the state of Indiana and maintains its principal executive office in Evansville, Indiana.  Through our wholly-owned banking subsidiary, we provide a wide range of services, including commercial and consumer loan and depository services, private banking, brokerage, trust, investment advisory, and other traditional banking services.
COMPANY PROFILE
Old National Bank, our wholly-owned banking subsidiary (“Old National Bank”), was founded in 1834 and is the oldest company in Evansville, Indiana.  In 1982, Old National Bancorp was formed; in 2001 we became a financial holding company and we are currently the largest financial holding company headquartered in the state of Indiana with consolidated assets of $23.0 billion at December 31, 2020.
At December 31, 2020, Old National Bank operated 162 banking centers located primarily in Indiana, Kentucky, Michigan, Minnesota, and Wisconsin. Each of the banking centers of Old National Bank provide a group of similar community banking services, including such products and services as commercial, real estate and consumer loans, time deposits, checking and savings accounts, cash management, brokerage, trust, and investment advisory services.  The individual banking centers located throughout our Midwest footprint have similar operating and economic characteristics.
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
In addition to the community banking services of lending and providing deposit services, we offer comprehensive wealth management, investment, and foreign currency services.  For businesses, we provide treasury management, merchant, health savings, and capital markets services as well as community development lending and equity investment solutions intended to produce jobs and revitalize our communities.
In January 2020, Old National commenced implementation of a strategic plan (“The ONB Way”), which has various detailed business objectives designed to keep the Company’s clients at the center of all we do.  The ONB Way includes:
•Realigning the organization into clearly defined segments to align leaders and relationship managers with the client segment they can best serve (while not wavering on our commitment to community);
•Deepening client relationships through integrated Commercial, Community Banking, and Wealth teams;
•Simplifying and improving the end-to-end banking/borrowing journey while adhering to strong risk management principles;
•Creating a new Wealth Division that combines wealth management, investments, and private banking for a simplified, highly consultative client experience firmly rooted in financial planning; and
•Investing in our operational and information technology infrastructure to meet our clients “where they are” and ensure that we keep pace with technology and client digital expectations.

During 2020, we executed The ONB Way transformation, delivered on the run rate expense savings, and are transitioning into the implementation phase of our planned revenue initiatives. These revenue initiatives are underway for our technology, Commercial, Wealth, and Treasury Management areas; while our Community area initiatives are scheduled to commence throughout the remainder of 2021.

In July 2020, Old National entered into a multi-year strategic partnership with Infosys Limited, which will enable faster adoption of digital solutions, modernize our technology infrastructure, and enhance both the employee and client experience.
HUMAN CAPITAL RESOURCES
At December 31, 2020, we employed 2,445 full-time equivalent team members. Old National respects, values, and invites diversity in our team members, customers, suppliers, marketplace, and community. We seek to recognize the unique contribution each individual brings to our company, and we are fully committed to supporting a rich culture of diversity as a cornerstone to our success. Old National provides professional development opportunities to team members and seeks to improve retention, development, and job satisfaction of team members from diverse groups by providing career skills training, peer mentoring, and opportunities to interact with senior leaders.
We are committed and focused on the health and safety of our team members, customers, and communities. The COVID-19 pandemic presented challenges to maintain team member and client safety while continuing to be open for business. Accordingly, we launched a proactive response to the escalating COVID-19 outbreak that included the creation of an internal coronavirus resource page to manage our pandemic response, including providing access to recent safety standards from the Centers for Disease Control and Prevention, the World Health Organization, and other agencies; as well as our workplace guidelines for non-customer and customer environments. In addition, current information is shared through regular emails and other digital communications with our team members and customers facing financial hardships due to COVID-19. Additional actions included adjusting our banking center hours, lobby usage, and encouraging team members to work remotely where possible during the pandemic. We continue to monitor our footprint for areas where there is a resurgence or regression of COVID-19 and adjust our banking center availability accordingly. Our banking centers are still open for business and we continue to lend to qualified businesses for working capital and general business purposes, while our online banking network is continuously available for digital banking transactions. Lastly, the availability of an effective COVID-19 vaccine may drive the re-opening plans of state and local economies in 2021. However, economic uncertainty remains high and bouts of elevated volatility are expected to continue.
Old National team members actively share their talents in their communities through volunteer activities in education, economic development, human and health services, and Community Reinvestment. Our ONe Community program allows each team member to be paid up to 24 hours per year, with supervisory approval, to volunteer for activities in their community during normal work hours. During 2020, team members donated nearly 30,000 hours in support of more than 1,500 organizations. Even through a pandemic, Old National team members found creative ways to give back to their communities by donating blood, making masks for healthcare workers, and serving on local boards, just to name a few. Team member volunteers are recognized for their efforts on our Corporate Portal. Team members with 25 hours or more of service each year join the “Volunteer Honor Roll” in Old National’s annual communications.
MARKET AREA
We own the largest bank headquartered in Indiana.  Operating from a home base in Evansville, Indiana, we have continued to grow our footprint in Indiana, Kentucky, Michigan, Minnesota, and Wisconsin.  Since the beginning of 2011, Old National has transformed its franchise by reducing low-return businesses and low-growth markets and investing in higher-growth markets.

The following table reflects information on the top markets we currently serve, demonstrating that our largest metropolitan statistical areas compare favorably to the national average.

Metropolitan Statistical Area	Percent of Old National Bank Franchise (%)	Deposits Per Branch ($M)	2010-2021 Population Change (%)	2021-2026 Projected Population Change (%)	2021 Median Household Income ($)	2021-2026 Projected Household Income Change (%)
Minneapolis-St. Paul-Bloomington, MN-WI (1)	21.9	112.0	10.7	4.0	86,382	10.0
Evansville, IN-KY	18.5	177.8	1.2	0.9	59,747	10.0
Indianapolis-Carmel-Anderson, IN	8.6	63.6	11.5	3.7	66,222	8.8
Madison, WI (1)	5.0	48.2	11.2	3.3	78,229	11.3
Bloomington, IN (1)	4.7	154.8	6.9	2.7	51,060	9.4
Terre Haute, IN	2.7	87.7	(2.1)	(0.1)	54,128	11.8
Jasper, IN	2.3	63.8	0.9	1.1	64,196	7.7
Fort Wayne, IN (1)	2.3	76.2	7.5	3.1	60,922	9.5
Ann Arbor, MI (1)	2.3	92.9	7.0	1.7	78,844	12.6
Grand Rapids-Kentwood, MI (1)	2.2	73.4	9.6	2.7	68,835	10.2
National average			7.2	2.9	67,761	9.0
Weighted average or sum total Old National Bank top 5	58.6	103.2	10.5	3.7	68,328	10.0
Weighted average or sum total Old National Bank top 10	70.5	97.8	9.8	3.4	66,857	10.2
(1) Expansion markets weighted average	38.8	93.5	9.8	3.4	69,580	10.9
Weighted average total Old National Bank			5.2	2.0	66,680	9.4
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
Our most recent acquisitions included the following:
•Anchor BanCorp Wisconsin Inc. through a stock and cash consideration merger on May 1, 2016 that added 46 banking centers in the Madison, Milwaukee, and Fox Valley, Wisconsin triangle markets;
•Anchor Bank, N.A., headquartered in the Twin Cities, through a stock and cash consideration merger on November 1, 2017 that added 17 banking centers in Minnesota; and
•Minnesota-based Klein through a 100% stock consideration merger on November 1, 2018 that added 18 banking centers serving the Twin Cities and its western communities in Minnesota.
In regard to future partnerships, we are growing more confident in our ability to evaluate the fair value of a potential acquisition target’s loan portfolio in the current economic environment. However, we remain an active looker and a selective buyer.  We are patient and continue to wait for advantageous opportunities while we remain focused on execution of our strategies.
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
On October 26, 2018, the Company divested ten banking centers in Wisconsin to Marine Credit Union of La Crosse, Wisconsin.  At closing, the purchasers assumed $230.6 million in deposits and no loans.  Old National recorded a net pre-tax gain of $14.0 million in connection with the sale, which included a deposit premium of $15.0 million, goodwill allocation of $0.6 million, and $0.4 million of other transaction expenses.
Since the beginning of 2011 through the end of 2020, we have consolidated or sold over 230 banking centers as part of our continued banking center rationalization.  Over the same period, we have more than tripled our assets and have increased our average total deposits per banking center from $34 million to approximately $105 million, while only increasing our number of banking centers by 1 to 162.
Another component of The ONB Way is the optimization of our banking center network. As part of The ONB Way, we consolidated 31 banking centers scattered throughout the footprint in April 2020, reflecting an ongoing shift among our clients toward digital banking solutions. Many of the facilities consolidated were in smaller markets, several of which were added in recent years through acquisition and partnership activity.
COMPETITION
The banking industry and related financial service providers operate in a highly competitive market.  Old National competes with financial service providers such as other commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds, and other financial intermediaries.  In addition, Financial Technology, or “FinTech,” start-ups are emerging in key areas of banking.
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
Significant elements of the laws and regulations applicable to Old National and its subsidiaries are described below.  The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes, regulations and policies that are described.  Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies and subject to change.  A change in statutes, regulations, or regulatory policies applicable to Old National and its subsidiaries, for which Old National cannot predict, could have a material effect on the business of the Company.
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

The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”), which was enacted in May 2018, repealed or modified several provisions of the Dodd-Frank Act.  Certain key provisions of the Economic Growth Act and its implementing regulations include:
•eliminating supervisory stress testing and company run stress testing for bank holding companies with less than $250 billion in assets;
•prohibiting federal banking regulators from imposing higher capital standards on High Volatility Commercial Real Estate exposures unless they are for acquisition, development, or construction;
•exempting from appraisal requirements certain transactions involving real property in rural areas and valued at less than $400,000; and
•requiring the CFPB to provide guidance on how the Truth in Lending Act-Real Estate Settlement Procedures Act Integrated Disclosure applies to mortgage assumption transactions and construction-to-permanent home loans, as well as the extent to which lenders can rely on model disclosures that do not reflect recent regulatory changes.
The CARES Act and Initiatives Related to COVID-19.  In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020 to provide national emergency economic relief measures. Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions, such as Old National and Old National Bank, and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve and other federal banking agencies, including those with direct supervisory jurisdiction over Old National and Old National Bank. Furthermore, as the ongoing COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that Congress will enact supplementary COVID-19 response legislation, including amendments to the CARES Act or new bills comparable in scope to the CARES Act. The Company continues to assess the impact of the CARES Act and other statutes, regulations and supervisory guidance related to the COVID-19 pandemic.
Paycheck Protection Program. Section 1102 of the CARES Act created the PPP, a program administered by the SBA to provide loans to small businesses for payroll and other basic expenses during the COVID-19 pandemic. Old National has participated in the PPP as a lender. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. Additionally, loan payments will also be deferred for the first six months of the loan term. The PPP commenced on April 3, 2020 and was available to qualified borrowers through August 8, 2020. No collateral or personal guarantees were required. Neither the government nor lenders are permitted to charge the recipients any fees. It is anticipated that additional revisions to the SBA’s interim final rules on forgiveness and loan review procedures will be forthcoming to address these and related changes. On December 27, 2020, the President signed into law omnibus federal spending and economic stimulus legislation titled the “Consolidated Appropriations Act” that included the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “HHSB Act”). Among other things, the HHSB Act renewed the PPP, allocating $284.45 billion for both new first time PPP loans under the existing PPP and the expansion of existing PPP loans for certain qualified, existing PPP borrowers. In addition to extending and amending the PPP, the HHSB Act also creates a new grant program for “shuttered venue operators.” As a participating lender in the PPP, Old National Bank continues to monitor legislative, regulatory, and supervisory developments related thereto, including the most recent changes implemented by the HHSB Act.
Guidance on Non-TDR Loan Modifications due to COVID-19. On March 22, 2020, a statement was issued by our banking regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the “Interagency Statement”) that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act terminates. Section 541 of the CAA extends this relief to the earlier of January 1, 2022 or 60 days after the national emergency termination date. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. In accordance with such guidance, Old National Bank is offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term (180 days or less) modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. See Note 3 to the consolidated financial statements for further information on non-TDR loan modifications.
Main Street Lending Program. The CARES Act encouraged the Federal Reserve, in coordination with the Secretary of the Treasury, to establish or implement various programs to help midsize businesses, nonprofits, and municipalities. On April 9, 2020, the Federal Reserve proposed the creation of the Main Street Lending Program to implement certain of these recommendations. Old National Bank continues to monitor developments related to the Main Street Lending Program.
Temporary Regulatory Capital Relief Related to Impact of CECL. Concurrent with enactment of the CARES Act, in March 2020, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC published an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The interim final rule maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). Old National is adopting the capital transition relief over the permissible five-year period.
The Volcker Rule.  Section 619 of the Dodd-Frank Act (the “Volcker Rule”) contains provisions prohibiting bank, bank holding companies and their affiliates from engaging in proprietary trading and from sponsoring or investing in private equity hedge funds and other “covered funds,” except as otherwise permitted by the Volcker Rule. Rules implementing the Volcker Rule were adopted in December 2013 and the Volcker Rule went into effect on April 1, 2014. Proprietary trading is defined as the trading of securities, derivatives, or futures (or options on any of the foregoing) as principal, where such trading is principally for the purpose of short-term resale, benefiting from actual or expected short-term price movements and realizing short-term arbitrage profits. The rule’s definition of proprietary trading specifically excludes, among other things, market-making-related activity, certain government issued securities trading and certain risk management activities.  Old National and Old National Bank do not engage in any prohibited proprietary trading activities.  During 2019, the federal financial agencies announced revisions to the Volcker Rule that will simplify and streamline compliance requirements for Old National Bank.
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
The BHC Act requires the prior approval of the Federal Reserve before a bank holding company can acquire more than a 5% voting interest of any bank or bank holding company.  Additionally, the BHC Act restricts Old National’s non-banking activities to those which are determined by the Federal Reserve to be closely related to banking and a proper incident thereto, as well as those that are permissible for a financial holding company.
Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” (as defined in FDICIA) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal bank regulatory agency.
Capital and Liquidity Requirements. Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines.  The FDIC and the OCC have adopted risk-based capital ratio guidelines to which depository institutions under their respective supervision, including Old National Bank, are subject.  The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations.  Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk-weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk.  Old National Bank exceeded all risk-based minimum capital requirements of the FDIC and OCC as of December 31, 2020 and 2019.  For Old National’s regulatory capital ratios and regulatory requirements as of December 31, 2020 and 2019, see Note 23 to the consolidated financial statements.
The federal regulatory authorities’ current risk-based capital guidelines are based upon the Basel Committee on Banking Supervision (the “Basel Committee”).  The Basel Committee is a committee of international central banks and bank regulators responsible for establishing international supervisory guidelines for use in member jurisdictions to enhance and align bank regulation and promote financial stability on a global scale.  In December 2010 and January 2011, the Basel Committee published the final revisions to the international regulatory capital framework generally referred to as “Basel III,” as a response to deficiencies in the international regulatory standards identified during the global financial crisis.
Effective July 2, 2013, the Federal Reserve and the OCC approved final rules known as the “Basel III Capital Rules,” substantially revising the risk-based capital and leverage capital requirements applicable to bank holding companies and depository institutions, including Old National and Old National Bank. The Basel III Capital Rules address the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios.  The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. Certain of the Basel III Capital Rules came into effect for Old National and Old National Bank on January 1, 2015, subject to a phase-in period ending on December 31, 2018.
The Basel III Capital Rules introduced a new capital measure referred to as “Common Equity Tier 1” (“CET1”).  The rules specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements.  CET1 capital consists of common stock instruments that meet the eligibility criteria set forth in the final rules, retained earnings, accumulated other comprehensive income, and common equity Tier 1 minority interest.  The rules also define CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1, and not to the other components of capital.  They also expand the scope of the adjustments as compared to existing regulations.
As of January 1, 2019, the Basel III Capital Rules require banking organizations to maintain:
•a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0%);
•a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5%);
•a minimum ratio of total capital (that is, Tier 1 plus Tier 2 capital) to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total capital ratio of 10.5%); and
•a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to adjusted average consolidated assets.
The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer will face limitations on the payment of dividends, common stock repurchases and discretionary cash payments to executive officers based on the amount of the shortfall.
The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and investments in the capital of unconsolidated financial institutions be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Beginning in 2020, this framework for regulatory capital deductions to CET1 was simplified by increasing the deduction threshold to 25% at the individual level for each of the aforementioned categories.  Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, Old National and Old National Bank are given a one-time election (the “Opt-out Election”) to filter certain AOCI components, comparable to the treatment under the current general risk-based capital rule. The Company chose the Opt-out Election on the March 31, 2015 Call Report and FR Y-9C for Old National Bank and Old National, respectively.

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
Management believes that, as of December 31, 2020, Old National and Old National Bank meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income.
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
Management believes that, as of December 31, 2020, Old National Bank would meet the LCR requirement under the Basel III liquidity framework on a fully phased-in basis if such requirements were currently effective. Management’s evaluation of the impact of the NSFR requirement is ongoing as of December 31, 2020.  Requirements to maintain higher levels of liquid assets could adversely impact the Company’s net income.
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

The Basel III Capital Rules revised the “prompt corrective action” regulations pursuant to Section 38 of the FDIA, by:
•introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status;
•increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 risk-based capital ratio for well-capitalized status being 8.0% (as compared to the previous 6.0%); and
•eliminating the provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0% leverage ratio and still be well-capitalized.
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
Management believes that, as of December 31, 2020, Old National Bank was “well capitalized” based on the existing ratios and the ratios as modified by the Basel III Capital Rules.
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
Safety and Soundness Regulations.  In accordance with the FDIA, the federal banking agencies adopted safety and soundness guidelines establishing general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify, monitor, and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, regulations adopted by the federal banking agencies authorize the agencies to require that an institution that has been given notice that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, the institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the agency must issue an order directing corrective actions and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of FDIA. If the institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.
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
Loans to One Borrower.  Old National Bank generally may not make loans or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2020, Old National Bank was in compliance with the loans-to-one-borrower limitations.
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
Fair Lending Laws.  Fair Lending laws prohibit discrimination in banking services and include the Equal Credit Opportunity Act (“ECOA”) and the Fair Housing Act (“FHA”), which prohibit discrimination on the basis of race, gender, religion, or other prohibited factors in the extension of credit and residential real estate transactions. In May 2018, the U.S. Department of Justice (“DOJ”) and KleinBank entered into a public Settlement Agreement (the “Agreement”) regarding alleged violations of the FHA and the ECOA within the Minneapolis, Minnesota market. Old National Bank, as the legal successor in interest to KleinBank, has assumed the ongoing terms and obligations of the Agreement.
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
The anti-money laundering (“AML”) rules codify within the Financial Crimes Enforcement Network (the “FinCEN”) regulations the “pillars” that must be included in a financial institution’s AML compliance program. Regulators have communicated their expectations with respect to five pillars: (1) the development of internal policies, procedures, and controls; (2) the designation of a compliance officer; (3) the establishment of an ongoing AML employee training program; (4) the implementation of an independent audit function to test AML programs; and (5) appropriate risk based procedures for conducting ongoing customer due diligence. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including substantial monetary penalties, extensive and expensive remedial requirements, and causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.
Office of Foreign Assets Control Regulation. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others, which are administered by the U.S. Treasury Department Office of Foreign Assets Control. Failure to comply with these sanctions could have serious legal and reputational consequences, including substantial monetary penalties, extensive and expensive remedial requirements, and causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.
Transactions with Affiliates.  Transactions between Old National Bank and its affiliates are regulated by the Federal Reserve under sections 23A and 23B of the Federal Reserve Act and related regulations. These regulations limit the types and amounts of covered transactions that may be engaged in by Old National Bank and its affiliates and generally require those transactions to be on an arm’s-length basis. The term “affiliate” is defined to mean any company that controls or is under common control with Old National Bank and includes Old National and its non-bank subsidiaries. “Covered transactions” include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, certain derivative transactions that create a credit exposure to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In general, these regulations require that any such transaction by Old National Bank (or its subsidiaries) with an affiliate, if permitted, must be secured by designated amounts of specified collateral and must be limited to certain thresholds on an individual and aggregate basis.
Federal law also limits Old National Bank’s authority to extend credit to its directors, executive officers and 10% or more shareholders, as well as to entities controlled by such persons. Among other things, extensions of credit to such insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Old National Bank’s capital.
Federal Home Loan Bank System.  Old National Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the FHLBI, Old National Bank is required to acquire and hold shares of capital stock of the FHLBI in an amount at least equal to the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. For Old National Bank, the membership stock purchase requirement is 1.0% of the Mortgage-Related Assets, as defined by the FHLBI, which consists principally of residential mortgage loans and mortgage-backed securities, held by Old National Bank.  The activity-based stock purchase requirement is equal to the sum of: (1) a specified percentage ranging from 2.0% to 5.0%, which for Old National Bank is 5.0%, of outstanding borrowings from the FHLBI; (2) a specified percentage ranging from 0.0% to 5.0%, which for Old National Bank is 3.0%, of the outstanding principal balance of Acquired Member Assets, as defined by the FHLBI, and delivery commitments for Acquired Member Assets; (3) a specified dollar amount related to certain off-balance sheet items, which for Old National Bank is inapplicable; and (4) a specified percentage ranging from 0.0% to 5.0% of the carrying value on the FHLBI’s balance sheet of derivative contracts between the FHLBI and Old National Bank, which for Old National Bank is inapplicable. The FHLBI can adjust the specified percentages and dollar amount from time to time within the ranges established by the FHLBI capital plan. As of December 31, 2020, Old National Bank was in compliance with the minimum stock ownership requirement.
Federal Reserve System.  Federal Reserve regulations require depository institutions to maintain cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). Effective March 26, 2020, the Federal Reserve Board reduced reserve requirement ratios to 0%. This action eliminated reserve requirements for all depository institutions. Prior to the change effective March 26, 2020, a reserve of 3% was to be maintained against aggregate transaction accounts between $12.4 million and $79.5 million (subject to adjustment by the Federal Reserve) plus a reserve of 10% (subject to adjustment by the Federal Reserve between 8% and 14%) against that portion of total transaction accounts in excess of $79.5 million. The first $12.4 million of otherwise reservable balances (subject to adjustment by the Federal Reserve) was exempt from the reserve requirements.
Other Regulations.  Old National Bank is subject to federal consumer protection statutes and regulations promulgated under those laws, including, but not limited to, the:
•Truth-In-Lending Act and Regulation Z, governing disclosures of credit terms to consumer borrowers;
•Home Mortgage Disclosure Act and Regulation C, requiring financial institutions to provide certain information about home mortgage and refinanced loans;
•Fair Credit Reporting Act and Regulation V, governing the provision of consumer information to credit reporting agencies and the use of consumer information;
•Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
•Truth in Savings Act and Regulation DD, which requires disclosure of deposit terms to consumers;
•Regulation CC, which relates to the availability of deposit funds to consumers;
•Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
•Electronic Funds Transfer Act, governing automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of ATMs and other electronic banking services.

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
The Dodd-Frank Act also created the CFPB, a consumer financial services regulator with supervisory authority over banks and their affiliates with assets of more than $10 billion, including Old National Bank, to carry out federal consumer protection laws. The CFPB also regulates financial products and services sold to consumers and has rulemaking authority with respect to federal consumer financial laws. Any new regulatory requirements promulgated by the CFPB or modifications in the interpretations of existing regulations could require changes to Old National’s consumer-facing businesses. The Dodd-Frank Act also gives the CFPB broad data collecting powers for fair lending for both small business and mortgage loans, as well as extensive authority to prevent unfair, deceptive, and abusive practices.
The rules issued by the CFPB have impacted our mortgage loan origination and servicing activities. Compliance with these rules will likely continue to increase our overall regulatory compliance costs.
Dividend Limitation.  Old National Bank is subject to the provisions of the National Bank Act, is supervised, regulated and examined by the OCC, and is subject to the rules and regulations of the OCC, the Federal Reserve and the FDIC.  A substantial portion of Old National’s cash revenue is derived from dividends paid to it by Old National Bank.  These dividends are subject to various legal and regulatory restrictions as summarized in Note 23 to the consolidated financial statements.
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
AVAILABLE INFORMATION
All reports filed electronically by Old National with the SEC, including the annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements, other information and amendments to those reports filed or furnished (as applicable), are accessible at no cost on Old National’s web site at www.oldnational.com as soon as reasonably practicable after electronically submitting such materials to the SEC.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, and Old National’s filings are accessible on the SEC’s web site at www.sec.gov.
ITEM 1A.    RISK FACTORS
There are a number of risks and uncertainties that could adversely affect Old National’s business, financial condition, results of operations or cash flows, and access to liquidity, thereby affecting an investment in our Common Stock.  Old National’s Enterprise Risk Management program is an enterprise-wide framework for identifying, managing, mitigating, monitoring, aggregating, and reporting risks.  The following major risks identified by Old National’s Enterprise Risk Management Program are described below: strategic, financial, and reputational; credit; market, interest rate, and liquidity; operational; and legal, regulatory, and compliance.

Strategic, Financial, and Reputational Risks

The outbreak of COVID-19, or other such epidemic, pandemic, or outbreak of a highly contagious disease, occurring in the United States or in the geographies in which we conduct operations, could adversely affect Old National’s business operations, asset valuations, financial condition, and results of operations.

Old National’s business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. The COVID-19 outbreak, or other highly contagious or infectious disease, could negatively impact the ability of our employees and customers to conduct such transactions and disrupt the business activities and operations of Old National’s customers in the geographic areas in which Old National operates. The spread of the COVID-19 virus had an impact on Old National’s operations during fiscal year 2020, and the Company expects that the virus will continue to have an impact on the business, financial condition, and results of operations of the Company and its customers during fiscal year 2021. The COVID-19 pandemic has caused changes in the behavior of customers, businesses, and their employees, including illness, quarantines, social distancing practices, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment, and overall economic and financial market instability. Future effects, including additional actions taken by federal, state, and local governments to contain COVID-19 or treat its impact, are unknown. Any sustained disruption to Old National’s operations is likely to negatively impact Old National’s financial condition and results of operations. Notwithstanding Old National’s contingency plans and other safeguards against pandemics or another contagious disease, the spread of COVID-19 could also negatively impact the availability of Old National’s personnel who are necessary to conduct Old National’s business operations, as well as potentially impact the business and operations of Old National’s third party service providers who perform critical services for Old National. If the response to contain COVID-19, or another highly infectious or contagious disease, is unsuccessful, Old National could experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of valuation impairments on Old National's intangible assets, investments, loans, loan servicing rights, deferred tax assets, or counter-party risk derivatives.

Economic conditions have affected and could continue to adversely affect our revenues and profits.

Old National’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services that Old National offers, is highly dependent upon the business environment in the markets where Old National operates and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; terrorist acts; or a combination of these or other factors.

An economic downturn, sustained high unemployment levels, or stock market volatility may negatively impact our operating results and have a negative effect on the ability of our borrowers to make timely repayments of their loans, increasing the risk of loan defaults and losses. If the forecasts of economic conditions and other economic predictions are not accurate, we may face challenges in accurately estimating the ability of our borrowers to repay their loans. Expectations of negative market and economic conditions will be reflected in the allowances for credit losses for loans and debt securities to the estimated extent they will impact the credit losses of new and existing loans and debt securities over their remaining lives. The provision for credit losses will report the entire increased credit loss expectations over the remaining lives of the loans and debt securities in the period in which the change in expectation arises. Further, because of the impact of such increased credit losses on earnings and capital, our ability to make loans and pay dividends may be substantially diminished.

Changes in economic or political conditions could adversely affect Old National’s earnings, if the ability of Old National’s borrowers to repay loans, or the value of the collateral securing such loans, declines.

Old National’s success depends, to a certain extent, upon economic or political conditions, local and national, as well as governmental monetary policies.  Conditions such as recession, unemployment, changes in interest rates, inflation, money supply, and other factors beyond Old National’s control may adversely affect its asset quality, deposit levels, and loan demand and, therefore, Old National’s earnings.  Because Old National has a significant amount of commercial real estate loans, decreases in real estate values could adversely affect the value of property used as collateral.  Adverse changes in the economy may also have a negative effect on the ability of Old National’s borrowers to make timely repayments of their loans, which would have an adverse impact on Old National’s earnings.  In addition, substantially all of Old National’s loans are to individuals and businesses in Old National’s market area.  Consequently, any economic decline in Old National’s primary market areas, which include Indiana, Kentucky, Michigan, Minnesota, and Wisconsin, could have an adverse impact on Old National’s earnings.

Acquisitions may not produce revenue enhancements or cost savings at levels or within timeframes originally anticipated and may result in unforeseen integration difficulties and dilution to existing shareholder value.

We have acquired, and expect to continue to acquire, other financial institutions or parts of those institutions in the future, and we may engage in de novo banking center expansion.  We may also consider and enter into new lines of business or offer new products or services.

We may incur substantial costs to expand, and we can give no assurance such expansion will result in the levels of profits we seek or expect.  There can be no assurance that integration efforts for any mergers or acquisitions will be successful or that, after giving effect to the merger or acquisition, we will achieve profits comparable to, or better than, our historical experience.  Also, we may issue equity securities in connection with acquisitions, which could cause ownership and economic dilution to our current shareholders.

Acquisitions and mergers involve a number of expenses and risks, including:

•the time and costs associated with identifying potential new markets, as well as acquisition and merger targets;
•the accuracy of the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution;
•the time and costs of evaluating new markets, hiring experienced local management and opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;
•our ability to finance an acquisition and possible dilution to our existing shareholders;
•the diversion of our management’s attention to the negotiation and execution of a transaction, and the integration of the operations and personnel of the combined businesses;
•entry into new markets where we lack experience;
•the introduction of new products and services into our business;
•the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations;
•closing delays and increased expenses related to the resolution of lawsuits filed by shareholders of target institutions; and
•the risk of loss of key employees and customers.

Old National must generally receive federal regulatory approval before it can acquire a bank or bank holding company.  Old National cannot be certain when or if, or on what terms and conditions, any required regulatory approvals will be granted.  Old National may be required to sell banks or banking centers as a condition to receiving regulatory approval.

Future acquisitions could be material to Old National and it may issue additional shares of stock to pay for those acquisitions, which would dilute current shareholders’ ownership interests.

Our accounting estimates and risk management processes rely on analytical and forecasting models.

The processes that we use to estimate probable credit losses and to measure the fair value of assets carried on the balance sheet at fair value, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depend upon the use of analytical and forecasting models. These models are complex and reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances and require us to make judgments about the effect of matters that are inherently uncertain. Different assumptions could have resulted in significant changes in valuation, which in turn could have a material adverse effect on our financial condition and results of operations.

Old National operates in an extremely competitive market, and Old National’s business will suffer if Old National is unable to compete effectively.

In our market area, Old National encounters significant competition from other commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds, and other financial intermediaries.  In addition, FinTech start-ups are emerging in key areas of banking.  Our competitors may have substantially greater resources and lending limits than Old National does and may offer services that Old National does not or cannot provide.  Many of our nonfinancial institution competitors have fewer regulatory constraints, broader geographic service areas, and, in some cases, lower cost structures.  Old National’s profitability depends upon our continued ability to compete successfully in our market area.

Our business could suffer if we fail to attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best employees in most of the activities we engage in can be intense. We may not be able to hire the best people for key roles or to keep them. The loss of any of our key personnel or an inability to continue to attract, retain, and motivate key personnel could adversely affect our business.

We may not be able to pay dividends in the future in accordance with past practice.

Old National has traditionally paid a quarterly dividend to its common stockholders.  The payment of dividends is subject to legal and regulatory restrictions.  Any payment of dividends in the future will depend, in large part, on Old National’s earnings, capital requirements, financial condition, and other factors considered relevant by our Board of Directors.

Old National is an entity separate and distinct from Old National Bank.  Old National Bank conducts most of our operations and Old National depends upon dividends from Old National Bank to service its debt and to pay dividends to Old National’s shareholders.  The availability of dividends from Old National Bank is limited by various statutes and regulations.  It is possible, depending upon the financial condition including liquidity and capital adequacy of Old National Bank and other factors, that the OCC could assert that the payment of dividends or other payments is an unsafe or unsound practice. In addition, the payment of dividends by our other subsidiaries is also subject to the laws of the subsidiary’s state of incorporation, and regulatory capital and liquidity requirements applicable to such subsidiaries.  At December 31, 2020, Old National Bank could pay dividends of $212.1 million without prior regulatory approval.  In the event that Old National Bank was unable to pay dividends to us, we in turn would likely have to reduce or stop paying dividends on our Common Stock.  Our failure to pay dividends on our Common Stock could have a material adverse effect on the market price of our Common Stock.  See “Business – Supervision and Regulation – Dividend Limitations” and Note 23 to the consolidated financial statements.

Old National may not realize the expected benefits of its strategic imperatives.

Old National’s ability to compete depends on a number of factors, including, among others, its ability to develop and successfully execute strategic plans and imperatives.  Our strategic priorities include consistent quality earnings, enhanced management discipline, and strong risk management; greater confidence in decision making and appropriate levels of risk taking; fewer operational surprises, disruptions and losses; improved operational effectiveness and efficiency; more effective deployment of resources; and increased awareness and involvement in the achievement of strategic goals.  Our inability to execute on or achieve the anticipated outcomes of our strategic priorities may affect how the market perceives us and could impede our growth and profitability.

Credit Risk

If Old National’s actual credit losses for loans or debt securities exceed Old National’s allowance for credit losses for loans and debt securities, Old National’s net income will decrease. Also, future additions to Old National’s allowance for credit losses will reduce Old National’s future earnings.

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

Old National Bank originates commercial real estate loans, commercial loans, agricultural real estate loans, agricultural loans, consumer loans, and residential real estate loans primarily within Old National’s market areas.  Commercial real estate, commercial, consumer, and agricultural real estate and operating loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate.  These loans also have greater credit risk than residential real estate for the following reasons:

•Commercial Real Estate Loans.  Repayment is dependent upon income being generated in amounts sufficient to cover operating expenses and debt service.
•Commercial Loans.  Repayment is dependent upon the successful operation of the borrower’s business.
•Consumer Loans.  Consumer loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.
•Agricultural Loans.  Repayment is dependent upon the successful operation of the business, which is greatly dependent on many things outside the control of either Old National Bank or the borrowers.  These factors include weather, input costs, commodity and land prices, and interest rates.

If Old National forecloses on collateral real property, Old National may be subject to the increased costs associated with the ownership of real property, resulting in reduced revenues.

Old National may have to foreclose on collateral real property to protect Old National’s investment and may thereafter own and operate such property, in which case Old National will be exposed to the risks inherent in the ownership of real estate.  The amount that Old National, as a mortgagee, may realize after a default is dependent upon factors outside of Old National’s control, including, but not limited to: (i) general or local economic conditions; (ii) neighborhood values; (iii) interest rates; (iv) real estate tax rates; (v) operating expenses of the mortgaged properties; (vi) environmental remediation liabilities; (vii) ability to obtain and maintain adequate occupancy of the properties; (viii) zoning laws; (ix) governmental rules, regulations and fiscal policies; and (x) acts of God.  Certain expenditures associated with the ownership of real estate, principally real estate taxes, insurance, and maintenance costs, may adversely affect the income from the real estate.  Therefore, the cost of operating real property may exceed the income earned from such property, and Old National may have to advance funds in order to protect Old National’s investment or dispose of the real property at a loss.  The foregoing expenditures and costs could adversely affect Old National’s ability to generate revenues, resulting in reduced levels of profitability.

The soundness of other financial institutions could adversely affect Old National.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, and other relationships.  Old National has exposure to many different industries and counterparties, and Old National and certain of its subsidiaries routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutions.  Many of these transactions expose Old National to credit risk in the event of default of its counterparty. In addition, Old National’s credit risk may be affected when collateral is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure. These types of losses could materially adversely affect Old National’s results of operations or financial condition.

Market, Interest Rate, and Liquidity Risks

The price of Old National’s Common Stock may be volatile, which may result in losses for investors.

General market price declines or market volatility in the future could adversely affect the price of Old National’s Common Stock.  In addition, the following factors may cause the market price for shares of Old National’s Common Stock to fluctuate:

•announcements of developments related to Old National’s business;
•fluctuations in Old National’s results of operations;
•sales or purchases of substantial amounts of Old National’s securities in the marketplace;
•general conditions in Old National’s banking niche or the global or national economy;
•a shortfall or excess in revenues or earnings compared to securities analysts’ expectations;
•changes in analysts’ recommendations or projections; and
•Old National’s announcement of new acquisitions or other projects.

Changes in interest rates could adversely affect Old National’s results of operations and financial condition.

Old National’s earnings depend substantially on Old National’s interest rate spread, which is the difference between (i) the rates Old National earns on loans, securities and other earning assets and (ii) the interest rates Old National pays on deposits and other borrowings. These rates are highly sensitive to many factors beyond Old National’s control, including general economic conditions and the policies of various governmental and regulatory authorities. If market interest rates rise, Old National will have competitive pressure to increase the rates that Old National pays on deposits, which could result in a decrease of Old National’s net interest income. If market interest rates decline, Old National could experience fixed-rate loan prepayments and higher investment portfolio cash flows, resulting in a lower yield on earning assets. Old National’s earnings can also be impacted by the spread between short-term and long-term market interest rates.

Following the COVID-19 outbreak and during 2020, market interest rates have declined significantly. The 10-year U.S. Treasury bond fell below 1.00% on March 3, 2020 for the first time and the Federal Open Market Committee reduced the federal funds rate to a target range of 0.00% to 0.25%. Additionally, the Federal Reserve announced it will take the following actions:

•purchase U.S. Treasury bills;
•initiate overnight repurchase agreement operations;
•reinvest principal received on the Federal Reserve’s securities portfolio; and
•reduce the interest paid on excess bank reserves held by the Federal Reserve.

These actions may materially and adversely affect Old National’s financial condition and results of operations, as well as negatively impact Old National’s customers and the respective suppliers, vendors, processors, and third party service providers for both Old National and its customers.

Changes to LIBOR may adversely impact the value of, and the return on, our financial instruments that are indexed to LIBOR.

The United Kingdom Financial Conduct Authority, which regulates LIBOR, announced in July 2017 that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. In November 2020, the LIBOR administrator published a consultation regarding its intention to delay the date on which it will cease publication of U.S. dollar LIBOR from December 31, 2021 to June 30, 2023 for the most common tenors of U.S. dollar LIBOR, including the three-month LIBOR, but indicated no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. Publication of non-U.S. dollar LIBOR would continue to cease after December 31, 2021. Notwithstanding the publication of this consultation, there is no assurance of how long LIBOR of any currency or tenor will continue to be published. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published before December 31, 2021 or June 30, 2023, as applicable, or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Although the ARRC has announced SOFR as its recommended alternative to LIBOR, SOFR may not gain market acceptance or be widely used as a benchmark. Uncertainty as to the nature of such potential changes, alternative reference rates, the elimination or replacement of LIBOR, or other reforms may adversely affect the value of, and the return on our financial instruments.

Our wholesale funding sources may prove insufficient to replace deposits or support our future growth.

As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. These sources include brokered deposits, repurchase agreements, and federal funds purchased. Negative operating results or changes in industry conditions could lead to an inability to replace these additional funding sources at maturity. Our financial flexibility could be constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our results of operations and financial condition would be negatively affected.

A reduction in our credit rating could adversely affect our business and/or the holders of our securities.

The credit rating agencies rating our indebtedness regularly evaluate Old National and Old National Bank. Credit ratings are based on a number of factors, including our financial strength and ability to generate earnings, as well as factors not entirely within our control, including conditions affecting the financial services industry generally and the economy and changes in rating methodologies.  There can be no assurance that we will maintain our current credit ratings.  A downgrade of the credit ratings of Old National or Old National Bank could adversely affect our access to liquidity and capital, significantly increase our cost of funds, and decrease the number of investors and counterparties willing to lend to us or purchase our securities.  This could affect our growth, profitability, and financial condition, including liquidity.

Operational Risks

A failure or breach, including cyber-attacks, of our operational or security systems could disrupt our business, result in the disclosure of confidential information, damage our reputation, and create significant financial and legal exposure.

Although we devote significant resources to maintain and regularly upgrade our systems and processes that are designed to protect the security of our computer systems, software, networks, and other technology assets and the confidentiality, integrity, and availability of information belonging to us and our customers, there is no assurance that our security measures will provide absolute security.  Further, to access our products and services our customers may use computers and mobile devices that are beyond our security control systems.  In fact, many other financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyberattacks, and other means.  Certain financial institutions in the United States have also experienced attacks from technically sophisticated and well-resourced third parties that were intended to disrupt normal business activities by making internet banking systems inaccessible to customers for extended periods.  These “denial-of-service” attacks typically do not breach data security systems, but require substantial resources to defend, and may affect customer satisfaction and behavior.

Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches, especially because the techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or associated with external service providers or who may be linked to terrorist organizations or hostile foreign governments.  Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients.  We have implemented employee and customer awareness training around phishing, malware, and other cyber risks.  These risks may increase in the future as we continue to increase our mobile payments and other internet-based product offerings and expand our internal usage of web-based products and applications.

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

Third party vendors provide key components of our business infrastructure, including certain data processing and information services.  Third parties may transmit confidential, propriety information on our behalf.  Although we require third party providers to maintain certain levels of information security, such providers may remain vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious attacks that could ultimately compromise sensitive information.  While we may contractually limit our liability in connection with attacks against third party providers, Old National remains exposed to the risk of loss associated with such vendors.

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

Old National operates in a highly regulated environment and is subject to extensive regulation, supervision, and examination by, among others, the OCC, the FDIC, the CFPB, the Federal Reserve, and the State of Indiana.  Such regulation and supervision is primarily intended for the protection of the depositors and federal deposit insurance funds. In addition, the U.S. Department of the Treasury (the “U.S. Treasury”) has certain supervisory and oversight duties and responsibilities. See “Business – Supervision and Regulation” herein. Applicable laws and regulations may change, and such changes may adversely affect Old National’s business. The Dodd-Frank Act, enacted in July 2010, mandated the most wide-ranging overhaul of financial industry regulation in decades. This legislation, among other things, weakened federal preemption of state consumer protection laws and established the CFPB with broad authority to administer and enforce a new federal regulatory framework of consumer financial regulation, including consumer mortgage banking. The scope and impact of many of the Dodd-Frank Act provisions were determined and issued over time. The impact of the Dodd-Frank Act on Old National has been substantial. Provisions in the legislation that affect the payment of interest on demand deposits and collection of interchange fees increased the costs associated with certain deposits and placed limitations on certain revenues those deposits generate. In addition, the Dodd-Frank Act required Old National to change certain of its business practices, intensified the regulatory supervision of Old National and the financial services industry generally, increased Old National’s capital requirements, and imposed additional assessments and costs on Old National. Requirements to maintain higher levels of capital or liquidity to address potential adverse stress scenarios could adversely impact the Company’s net income.

Regulatory authorities also have extensive discretion in connection with their supervisory and enforcement activities, including but not limited to the imposition of restrictions on the operation of an institution, the classification of assets by the institution, the adequacy of an institution’s Bank Secrecy Act/Anti-Money Laundering program management, and the adequacy of an institution’s allowance for credit losses for loans.  Any change in such regulation and oversight, whether in the form of restrictions on activities, regulatory policy, regulations, or legislation, including but not limited to changes in the regulations governing institutions, could have a material impact on Old National and its operations.

Old National Bank’s active participation in the PPP, or in other relief programs, may expose us to credit losses as well as litigation and compliance risk.

To support our customers, businesses, and communities, Old National Bank has participated in the PPP as a lender. The PPP commenced on April 3, 2020 and was available to qualified borrowers through August 8, 2020. As of December 31, 2020, Old National had originated over 9,700 loans with balances in excess of $1.5 billion to new and existing customers through the PPP. Old National Bank’s participation in the PPP, and participation in any other relief programs now or in the future, including those under the CARES Act, exposes us to certain credit, compliance, and other risks.

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

Since the commencement of the PPP, several other banks have been subject to litigation regarding the process and procedures that such banks followed in accepting and processing applications for the PPP. We may be exposed to the risk of similar litigation. Any financial liability, litigation costs, or reputational damage caused by PPP-related litigation could have a material adverse impact on our reputation, business, financial condition, and results of operations.

In addition, we may be subject to regulatory scrutiny regarding Old National Bank’s processing of PPP applications or its origination or servicing of PPP loans. While the SBA has said that in many instances, banks may rely on the certifications of borrowers regarding their eligibility for PPP loans, Old National Bank does have several obligations under the PPP, and if the SBA found that Old National Bank did not meet those obligations, the remedies the SBA may seek against Old National Bank, while unknown, may include not guarantying the PPP loans resulting in credit exposure to borrowers who may be unable to repay their loans. The PPP program may also attract significant interest from federal and state enforcement authorities, oversight agencies, regulators, and Congressional committees. State Attorneys General and other federal and state agencies may assert that they are not subject to the provisions of the CARES Act and the PPP regulations entitling Old National Bank to rely on borrower certifications, and take more aggressive action against us for alleged violations of the provisions governing Old National Bank’s participation in the PPP.

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

If Old National fails to meet regulatory capital requirements which may require heightened capital levels, we may be forced to raise capital or sell assets.

Old National is subject to regulations that require us to satisfy certain capital ratios, such as the ratio of our Tier 1 capital to our risk-based assets.  Both the Dodd-Frank Act, which reformed the regulation of financial institutions in a comprehensive manner, and the Basel III regulatory capital reforms, which increased both the amount and quality of capital that financial institutions must hold, impact our capital requirements.  If we are unable to satisfy these heightened regulatory capital requirements, due to a decline in the value of our loan portfolio or otherwise, we will be required to improve such capital ratios by either raising additional capital or by disposing of assets.  If we choose to dispose of assets, we cannot be certain that we will be able to do so at prices that we believe to be appropriate, and our future operating results could be negatively affected.  If we choose to raise additional capital, we may accomplish this by selling additional shares of Common Stock, or securities convertible into or exchangeable for Common Stock, which could significantly dilute the ownership percentage of holders of our Common Stock and cause the market price of our Common Stock to decline. Additionally, events or circumstances in the capital markets generally may increase our capital costs and impair our ability to raise capital at any given time. See “Business – Supervision and Regulation” herein for further discussion on the Basel III regulatory capital reforms.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
As of December 31, 2020, Old National and its affiliates operated a total of 162 banking centers, primarily in the states of Indiana, Kentucky, Michigan, Minnesota, and Wisconsin.  Of these facilities, 108 were owned.  We lease 54 banking centers from unaffiliated third parties.  The remaining terms of these leases range from ten months to seventeen years and six months. See Note 6 to the consolidated financial statements.
Old National also has several administrative offices located throughout its footprint, including its executive offices located at 1 Main Street, Evansville, Indiana.  This building, which was previously leased, was purchased in 2016.

ITEM 3.    LEGAL PROCEEDINGS

None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Old National’s Common Stock is traded on the NASDAQ under the ticker symbol “ONB.”  There were 34,880 shareholders of record as of December 31, 2020. Old National did not sell any equity securities during 2020 that were not registered under the Securities Act.
The following table summarizes the purchases of Common Stock made by Old National during the fourth quarter of 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/20 - 10/31/20	383	$12.59	—	2,099,459
11/1/20 - 11/30/20	738	13.98	—	2,099,459
12/1/20 - 12/31/20	2,132	16.21	—	2,099,459
Total	3,253	$15.27	—	2,099,459
In the first quarter of 2020, the Board of Directors approved the repurchase of up to 7.0 million shares of the Company’s Common Stock to be repurchased, as conditions warrant, through January 31, 2021.  During the year ended December 31, 2020, Old National also repurchased a limited number of shares associated with employee share-based incentive programs.
On January 28, 2021, the Board of Directors declared a quarterly cash dividend of $0.14 per common share.  The Board of Directors also approved the adoption of a stock repurchase plan that authorizes the repurchase of up to $100 million of shares of Common Stock, as conditions warrant, through January 31, 2022.
EQUITY COMPENSATION PLAN INFORMATION
The following table contains information concerning the Amended and Restated 2008 Incentive Compensation Plan approved by the Company’s shareholders, as of December 31, 2020.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,509,777	$14.40	2,915,531

Equity compensation plans not approved by security holders	—	—	—
Total	1,509,777	$14.40	2,915,531
At December 31, 2020, 2.9 million shares remain available for issuance under the Amended and Restated 2008 Incentive Compensation Plan.

The following table compares cumulative five-year total shareholder returns, assuming reinvestment of dividends, for our Common Stock to cumulative total returns of a broad-based equity market index and two published industry indices.  The comparison of shareholder returns (change in December year end stock price plus reinvested dividends) for each of the periods assumes that $100 was invested on December 31, 2015, in common stock of each of the Company, the S&P Small Cap 600 Index, the NYSE Financial Index and the SNL Bank and Thrift Index, with investment weighted on the basis of market capitalization.

ITEM 6.    SELECTED FINANCIAL DATA

(dollars and shares in thousands, except per share data)	2020	2019	2018	2017	2016
Operating Results
Net interest income	$596,094	$604,273	$537,602	$437,168	$402,703
Taxable equivalent adjustment (1)	13,586	12,940	11,394	23,091	21,293
Net interest income - tax equivalent basis	609,680	617,213	548,996	460,259	423,996
Provision for loan losses (2)	38,395	4,747	6,966	3,050	960
Noninterest income	239,274	199,317	195,305	183,382	252,830
Noninterest expense	541,417	508,487	517,261	448,836	454,147
Net income	226,409	238,206	190,830	95,725	134,264
Common Share Data (3)
Weighted average diluted shares	166,177	172,687	156,539	138,513	128,301
Net income (diluted)	$1.36	$1.38	$1.22	$0.69	$1.05
Cash dividends	0.56	0.52	0.52	0.52	0.52
Common dividend payout ratio (4)	41%	37%	42%	75%	50%
Book value at year-end	$17.98	$16.82	$15.36	$14.17	$13.42
Stock price at year-end	16.56	18.29	15.40	17.45	18.15
Balance Sheet Data (at December 31)
Loans (5)	$13,849,729	$12,164,422	$12,258,803	$11,136,051	$9,101,194
Total assets	22,960,622	20,411,667	19,728,435	17,518,292	14,860,237
Deposits	17,037,453	14,553,397	14,349,949	12,605,764	10,743,253
Borrowings	2,676,554	2,744,728	2,493,793	2,578,204	2,152,086
Shareholders' equity	2,972,656	2,852,453	2,689,570	2,154,397	1,814,417
Performance Ratios
Return on average assets	1.04%	1.19%	1.07%	0.63%	0.98%
Return on average common shareholders' equity	7.87	8.57	8.42	4.98	7.84
Net interest margin (6)	3.18	3.55	3.54	3.48	3.58
Efficiency ratio (6)	62.91	60.35	67.74	68.87	65.82
Asset Quality (7)
Net charge-offs (recoveries) to average loans	0.02%	0.05%	0.02%	0.03%	0.04%
Allowance for loan losses to ending loans (2)	0.95	0.45	0.45	0.45	0.55
Allowance for loan losses (2)	$131,388	$54,619	$55,461	$50,381	$49,808
Underperforming assets (8)	166,579	147,489	179,425	154,220	164,657
Allowance for loan losses to nonaccrual loans (2)	89.17%	43.21%	35.22%	40.33%	37.90%
Other Data
Full-time equivalent employees	2,445	2,709	2,892	2,801	2,733
Banking centers	162	192	191	191	203
(1)Calculated using the federal statutory tax rate in effect of 21% for 2018 - 2020 and 35% for 2016 - 2017.
(2)Beginning January 1, 2020, calculation is based on current expected loss methodology. Prior to January 1, 2020, calculation is based on incurred loss methodology.
(3)Diluted data assumes the exercise of stock appreciation rights and the vesting of restricted stock.
(4)Cash dividends per share divided by net income per share (basic).
(5)Includes loans held for sale.
(6)Represents a non-GAAP financial measure.  Refer to the “Non-GAAP Financial Measures” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for reconciliations to GAAP financial measures.
(7)Excludes loans held for sale.
(8)Includes nonaccrual loans, TDRs still accruing, loans 90 days past due still accruing, and other real estate owned.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is an analysis of our results of operations for the fiscal years ended December 31, 2020, 2019, and 2018, and financial condition as of December 31, 2020 and 2019.  This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes.  This discussion contains forward-looking statements concerning our business.  Readers are cautioned that, by their nature, forward-looking statements are based on estimates and assumptions and are subject to risks, uncertainties, and other factors.  Actual results may differ materially from our expectations that are expressed or implied by any forward-looking statement.  The discussion in Item 1A, “Risk Factors,” lists some of the factors that could cause our actual results to vary materially from those expressed or implied by any forward-looking statements, and such discussion is incorporated into this discussion by reference.
GENERAL OVERVIEW
Old National is the largest financial holding company incorporated in the state of Indiana and maintains its principal executive offices in Evansville, Indiana.  Old National, through Old National Bank, provides a wide range of services, including commercial and consumer loan and depository services, and other traditional banking services.  Old National also provides services to supplement its traditional banking business including fiduciary and wealth management services, investment and brokerage services, investment consulting, and other financial services.  Our primary geographic markets are in Indiana, Kentucky, Michigan, Minnesota, and Wisconsin.

CORPORATE DEVELOPMENTS IN FISCAL 2020
Old National had an outstanding financial year in 2020.  Key performance indicators experienced in 2020 included:

•net income of $226.4 million, or $1.36 per diluted share;
•record high commercial loan production of $3.5 billion;
•record mortgage production of $2.2 billion;
•strong credit quality metrics including charge-offs to average loans of 0.02%;
•low cost of total deposits at 0.18%; and
•efficiency ratio of 62.91% in 2020.
Our net interest income decreased slightly to $596.1 million during 2020, compared to $604.3 million in 2019.  Noninterest income grew from $199.3 million in 2019 to $239.3 million in 2020 reflecting higher mortgage banking revenue, higher capital markets income, and higher debt securities gains.  These increases were partially offset by lower service charges on deposit accounts.  Our noninterest expenses remain well controlled, increasing from $508.5 million in 2019 to $541.4 million in 2020 reflecting higher charges related to The ONB Way strategic initiative in 2020. ONB Way charges totaled $42.6 million in 2020 compared to $11.4 million in 2019.
This year, Old National implemented The ONB Way, a strategic plan designed to keep the Company’s clients at the center of all we do.  The ONB Way includes realigning the geographic organization structure to streamline our operating model through integrated commercial, community banking, and wealth teams. We have successfully executed this transformation, delivered on the run rate expense savings, and are transitioning into the implementation phase of our planned revenue initiatives. These revenue initiatives are underway for our technology, Commercial, Wealth, and Treasury Management areas; while our Community area initiatives are scheduled to commence throughout the remainder of 2021.
On December 27, 2020, President Trump signed into law the CAA. The CAA, among other things, extends the life of the PPP, effectively creating a second round of PPP loans for eligible businesses. Old National is participating in the CAA’s second round of PPP lending. In mid-January we opened our lending portal and have begun processing PPP loan applications. Early indications support our belief that there will be a large volume of smaller sized loans. We anticipate the average loan size to be less than $150,000. Currently, we are focused on helping minority-owned business, women-owned business, not-for-profit entities, and existing first round PPP customers with the lending process. Additionally, section 541 of the CAA extends the relief provided by the CARES Act for financial institutions to suspend the GAAP accounting treatment for troubled debt restructuring to January 1, 2022.

Pandemic Update

As previously disclosed, the novel strain of coronavirus, COVID-19, which was first reported in Wuhan, China had an impact on our operations during 2020. This impact continues to be addressed by Old National as evidenced by our practice of occupying only 50% of our office buildings by rotating team members every 4 weeks for the foreseeable future. We remain committed and focused on the health and safety of our team members, customers, and communities. Our banking centers are still open for business and we continue to lend to qualified businesses for working capital and general business purposes, while our online banking network is continuously available for digital banking transactions. We believe our historically strong underwriting practices, diverse and granular portfolios, and Midwest-based footprint will help to mitigate any adverse impact to Old National.

The impact of the pandemic on the Company’s business, financial condition, results of operations, and its customers has not fully manifested in 2020. The fiscal stimulus and relief programs appear to have delayed any materially adverse financial impact to Old National. Once these stimulus programs have been exhausted, we believe our credit metrics will worsen and loan losses will ultimately materialize. Any potential loan losses will be contingent upon the resurgence of the virus, including any new strains, offset by the potency of the vaccine along with its extensive distribution, and the ability for customers and businesses to return to their pre-pandemic routines. However, economic uncertainty remains high and bouts of elevated volatility are expected to continue, which may have a future adverse financial impact on Old National.
BUSINESS OUTLOOK

As we emerge from 2020, we have observed signs of an economic recovery in the United States with jobs, consumer spending, manufacturing, and other indicators rebounding from their weakest levels. Additionally, progress toward an effective COVID-19 vaccine has been promising and the availability of that vaccine may drive the re-opening plans of state and local economies in 2021.

In 2020, the U.S. economy contracted approximately 3.5% as measured by the change in GDP due to the COVID-19 pandemic which caused a deep contraction in the first half of 2020, with somewhat of a rebound in the second half of 2020. The U.S economic outlook for 2021 estimates range between 6.4% and 0.8%, with a probable annual GDP expansion of 4.1%, indicating a return to pre-pandemic levels as early as April, 2021 to as late as sometime in 2022. The GDP estimates are heavily influenced by the severity and timing of when COVID-19 peaks coupled with how widespread lockdowns are implemented, length of period for vaccine distribution, resurgence or stabilization of unemployment levels which currently is 6.7% as of December 31, 2020, and the success of the fiscal stimulus package. The Federal Reserve monetary policy is very favorable for economic growth and is anticipated to remain so through 2022 at the earliest. Residential housing coupled with a savings cushion are viewed as tailwinds to assist in U.S. economic growth over the coming quarters. Additional global risks that could trigger a halt to the U.S. economic outlook include: a prolonged shutdown of global economies caused by COVID-19 and a potential resurgence of economic and political tensions with China.

With the execution of The ONB Way transformation, where we have migrated from a generalist relationship management approach based on geography, to a specialist relationship management approach based on business segmentations, we remain a community bank at heart, dedicated to serving and strengthening our communities. Our strategy evolution continues into a commercially-oriented regional bank that consistently delivers top quartile performance. This is accomplished by continuing to focus on the fundamentals of basic banking, which are loan growth, noninterest income growth, prudent capital deployment, and expense management. As the transformation phase finishes, we transition into the implementation phase of our planned revenue initiatives.

Organic loan growth remains a priority. Our loan production and pipeline are at high levels as we enter into 2021, yet we continue to adhere to our disciplined underwriting process.  Our practice of recognizing underperforming credits early, along with active engagement with these borrowers ultimately leads to lower credit losses.  Despite the challenging economic environment in 2020, overall credit quality remains healthy, and we have not experienced any specific sector credit related weaknesses, yet we are watching a small number of credits and have identified certain industries that deserve extra attention in this current economic environment.
In regard to future partnerships, we are growing more confident in our ability to evaluate the fair value of a potential acquisition target’s loan portfolio in the current economic environment. However, our acquisition strategy is consistent as an active looker and a selective buyer.  We continue to wait patiently for advantageous opportunities while we remain focused on execution of our strategies.
As we look ahead to 2021, we remain committed to generating positive operating leverage.

FINANCIAL HIGHLIGHTS
The following table sets forth certain financial highlights of Old National:

	Three Months Ended			Years Ended
(dollars and shares in thousands,	December 31,	September 30,	December 31,	December 31,
except per share data)	2020	2020	2019	2020	2019
Income Statement:
Net interest income	$161,079	$145,573	$148,899	$596,094	$604,273
Taxable equivalent adjustment (1)	3,517	3,379	3,282	13,586	12,940
Net interest income - tax equivalent basis	164,596	148,952	152,181	609,680	617,213
Provision for loan losses (4)	(1,100)	—	1,264	38,395	4,747
Noninterest income	58,552	64,759	47,726	239,274	199,317
Noninterest expense	142,318	120,234	134,743	541,417	508,487
Net income	74,120	77,944	49,185	226,409	238,206
Per Common Share Data:
Weighted average diluted shares	165,631	165,419	170,186	166,177	172,687
Net income (diluted)	$0.44	$0.47	$0.29	$1.36	$1.38
Cash dividends	0.14	0.14	0.13	$0.56	$0.52
Common dividend payout ratio (2)	31%	30%	45%	41%	37%
Book value	$17.98	$17.67	$16.82	$17.98	$16.82
Stock price	16.56	12.56	18.29	16.56	18.29
Tangible common book value (3)	11.43	11.10	10.35	11.43	10.35
Performance Ratios:
Return on average assets	1.30%	1.40%	0.97%	1.04%	1.19%
Return on average common equity	10.11	10.79	6.94	7.87	8.57
Return on tangible common equity (3)	16.20	17.56	11.89	12.54	14.30
Return on average tangible common equity (3)	16.57	17.88	12.03	13.27	14.97
Net interest margin (3)	3.26	3.03	3.46	3.18	3.55
Efficiency ratio (3)	62.37	55.93	65.57	62.91	60.35
Net charge-offs (recoveries) to average loans	(0.03)	(0.09)	0.12	0.02	0.05
Allowance for loan losses to ending loans (4)	0.95	0.95	0.45	0.95	0.45
Non-performing loans to ending loans	1.20	1.15	1.19	1.20	1.19
Balance Sheet:
Total loans, excluding loans held for sale	$13,786,479	$13,892,509	$12,117,524	$13,786,479	$12,117,524
Total assets	22,960,622	22,460,476	20,411,667	22,960,622	20,411,667
Total deposits	17,037,453	16,506,494	14,553,397	17,037,453	14,553,397
Total borrowed funds	2,676,554	2,725,731	2,744,728	2,676,554	2,744,728
Total shareholders' equity	2,972,656	2,921,149	2,852,453	2,972,656	2,852,453
Capital Ratios:
Risk-based capital ratios:
Tier 1 common equity	11.75%	11.84%	12.13%	11.75%	12.13%
Tier 1	11.75	11.84	12.13	11.75	12.13
Total	12.69	12.81	12.99	12.69	12.99
Leverage ratio (to average assets)	8.20	8.15	8.88	8.20	8.88
Total equity to assets (averages)	12.83	12.97	14.01	13.20	13.88
Tangible common equity to tangible assets (3)	8.64	8.58	9.09	8.64	9.09
Nonfinancial Data:
Full-time equivalent employees	2,445	2,484	2,709	2,445	2,709
Banking centers	162	162	192	162	192
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
NON-GAAP FINANCIAL MEASURES
The non-GAAP financial measures presented below are used by our management and our Board of Directors on a regular basis in addition to our GAAP results to facilitate the assessment of our financial performance. Management believes these non-GAAP financial measures enhance an investor’s understanding of our financial results by providing a meaningful basis for period-to-period comparisons, assisting in operating results analysis, and predicting future performance. This information supplements our GAAP reported results, and should not be viewed in isolation from, or as a substitute for, our GAAP results. Accordingly, this financial information should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2020, included elsewhere in this report. Non-GAAP financial measures exclude certain items that are included in the financial results presented in accordance with GAAP.
The following table presents GAAP to non-GAAP reconciliations.

		Three Months Ended		Years Ended
	(dollars and shares in thousands,	December 31,		December 31,
	except per share data)	2020	2019	2020	2019
	Tangible common book value:
	Shareholders' equity (GAAP)	$2,972,656	$2,852,453	$2,972,656	$2,852,453
Deduct:	Goodwill	1,036,994	1,036,994	1,036,994	1,036,994
	Intangible assets	46,014	60,105	46,014	60,105
	Tangible shareholders' equity (non-GAAP)	$1,889,648	$1,755,354	$1,889,648	$1,755,354
	Period end common shares	165,367	169,616	165,367	169,616
	Tangible common book value	11.43	10.35	11.43	10.35
	Return on tangible common equity:
	Net income (GAAP)	$74,120	$49,185	$226,409	$238,206
	Add: Intangible amortization (net of tax)	2,433	2,976	10,585	12,756
	Tangible net income (non-GAAP)	$76,553	$52,161	$236,994	$250,962
	Tangible shareholders' equity (non-GAAP) (see above)	$1,889,648	$1,755,354	$1,889,648	$1,755,354
	Return on tangible common equity	16.20%	11.89%	12.54%	14.30%
	Return on average tangible common equity:
	Tangible net income (non-GAAP) (see above)	$76,553	$52,161	$236,994	$250,962
	Average shareholders' equity (GAAP)	$2,932,590	$2,832,938	$2,875,460	$2,781,132
Deduct:	Average goodwill	1,036,994	1,036,994	1,036,994	1,036,456
	Average intangible assets	47,536	61,963	52,740	68,244
	Average tangible shareholders' equity (non-GAAP)	$1,848,060	$1,733,981	$1,785,726	$1,676,432
	Return on average tangible common equity	16.57%	12.03%	13.27%	14.97%
	Net interest margin:
	Net interest income (GAAP)	$161,079	$148,899	$596,094	$604,273
	Taxable equivalent adjustment	3,517	3,282	13,586	12,940
	Net interest income - taxable equivalent basis (non-GAAP)	$164,596	$152,181	$609,680	$617,213
	Average earning assets	$20,181,991	$17,577,821	$19,158,681	$17,385,180
	Net interest margin	3.26%	3.46%	3.18%	3.55%
	Efficiency ratio:
	Noninterest expense (GAAP)	$142,318	$134,743	$541,417	$508,487
	Deduct: Intangible amortization expense	3,244	3,946	14,091	16,911
	Adjusted noninterest expense (non-GAAP)	$139,074	$130,797	$527,326	$491,576
	Net interest income - taxable equivalent basis (non-GAAP) (see above)	$164,596	$152,181	$609,680	$617,213
	Noninterest income	58,552	47,726	239,274	199,317
	Deduct: Debt securities gains (losses), net	161	437	10,767	1,923
	Adjusted total revenue (non-GAAP)	$222,987	$199,470	$838,187	$814,607
	Efficiency ratio	62.37%	65.57%	62.91%	60.35%
	Tangible common equity to tangible assets:
	Tangible shareholders' equity (non-GAAP) (see above)	$1,889,648	$1,755,354	$1,889,648	$1,755,354
	Assets (GAAP)	$22,960,622	$20,411,667	$22,960,622	$20,411,667
Add:	Trust overdrafts	26	31	26	31
Deduct:	Goodwill	1,036,994	1,036,994	1,036,994	1,036,994
	Intangible assets	46,014	60,105	46,014	60,105
	Tangible assets (non-GAAP)	$21,877,640	$19,314,599	$21,877,640	$19,314,599
	Tangible common equity to tangible assets	8.64%	9.09%	8.64%	9.09%
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

RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National:

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Income Statement Summary:
Net interest income	$596,094	$604,273	$537,602
Provision for loan losses (1)	38,395	4,747	6,966
Noninterest income	239,274	199,317	195,305
Noninterest expense	541,417	508,487	517,261
Other Data:
Return on average common equity	7.87%	8.57%	8.42%
Return on tangible common equity (2)	12.54%	14.30%	12.83%
Return on average tangible common equity (2)	13.27%	14.97%	14.97%
Efficiency ratio (2)	62.91%	60.35%	67.74%
Tier 1 leverage ratio	8.20%	8.88%	9.17%
Net charge-offs (recoveries) to average loans	0.02%	0.05%	0.02%
(1)    Beginning January 1, 2020, calculation is based on current expected loss methodology. Prior to January 1, 2020, calculation is based on incurred loss methodology.
(2)     Represents a non-GAAP financial measure.  Refer to “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.
Comparison of Fiscal Years 2020 and 2019
Net Interest Income

Net interest income is the most significant component of our earnings, comprising 71% of 2020 revenues.  Net interest income and net interest margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations.  Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of interest-earning assets and interest-bearing liabilities. We have observed signs of an economic recovery in the United States, with jobs, consumer spending, manufacturing, and other indicators rebounding from their weakest levels. Additionally, progress toward an effective COVID-19 vaccine has been promising and the availability of that vaccine may drive the re-opening plans of state and local economies in 2021. However, economic uncertainty remains high and bouts of elevated volatility are expected to continue.

Interest rates remained at near historic lows during the second half of 2020 after declining dramatically in the first half of 2020 due to the COVID-19 pandemic. The Federal Reserve’s Federal Funds range is currently in a target range of 0.00% to 0.25%, with the Effective Fed Funds Rate in the 0.05% to 0.10% range. If interest rates decline further, our interest rate spread could decline, which may result in a decrease in our net interest income. However, management has taken balance sheet restructuring, derivative, and deposit pricing actions to help mitigate this risk.

Loans typically generate more interest income than investment securities with similar maturities.  Funding from client deposits generally costs less than wholesale funding sources.  Factors such as general economic activity, Federal Reserve monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize our mix of assets and funding, net interest income, and net interest margin.

Net interest income is the excess of interest received from interest-earning assets over interest paid on interest-bearing liabilities.  For analytical purposes, net interest income is presented in the table that follows, adjusted to a taxable equivalent basis to reflect what our tax-exempt assets would need to yield in order to achieve the same after-tax yield as a taxable asset.  We used the federal statutory tax rate in effect of 21% for all periods.  This analysis portrays the income tax benefits related to tax-exempt assets and helps to facilitate a comparison between taxable and tax-exempt assets.  Management believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully taxable equivalent basis.  Therefore, management believes these measures provide useful information for both management and investors by allowing them to make better peer comparisons.

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Net interest income	$596,094	$604,273	$537,602
Conversion to fully taxable equivalent	13,586	12,940	11,394
Net interest income - taxable equivalent basis	$609,680	$617,213	$548,996

Average earning assets	$19,158,681	$17,385,180	$15,501,053

Net interest margin	3.11%	3.48%	3.47%
Net interest margin - taxable equivalent basis	3.18%	3.55%	3.54%
Net interest income was $596.1 million in 2020, an $8.2 million decrease from $604.3 million in 2019.  Taxable equivalent net interest income was $609.7 million in 2020, a $7.5 million decrease from $617.2 million in 2019.  The net interest margin on a fully taxable equivalent basis was 3.18% in 2020, a 37 basis point decrease compared to 3.55% in 2019.  The decrease in net interest income in 2020 when compared to 2019 was primarily due to lower yields on average earning assets and lower accretion income. Partially offsetting these decreases were lower costs of average interest-bearing liabilities and interest and fees related to PPP loans.  Net interest income in both 2020 and 2019 included accretion income (interest income in excess of contractual interest income) associated with acquired loans.  Accretion income totaled $23.3 million in 2020, compared to $43.6 million in 2019.  We expect accretion income on loans to decrease over time, but this may be offset by future acquisitions. Net interest income in 2020 included $38.0 million of interest and net fees combined on PPP loans.

The following table presents a three-year average balance sheet and for each major asset and liability category, its related interest income and yield, or its expense and rate for the years ended December 31.

	2020			2019			2018
(Tax equivalent basis, dollars in thousands)	Average Balance	Income (1)/ Expense	Yield/ Rate	Average Balance	Income (1)/ Expense	Yield/ Rate	Average Balance	Income (1)/ Expense	Yield/ Rate
Earning Assets
Money market and other interest- earning investments	$174,494	$568	0.33%	$67,069	$1,670	2.49%	$48,240	$630	1.31%
Investment securities:
Treasury and government- sponsored agencies	547,054	12,124	2.22	657,233	16,091	2.45	673,171	14,433	2.14
Mortgage-backed securities	3,246,520	70,611	2.17	2,866,600	73,835	2.58	1,707,646	41,493	2.43
States and political subdivisions	1,347,490	47,034	3.49	1,202,210	44,716	3.72	1,153,315	42,326	3.67
Other securities	485,430	11,990	2.47	495,847	16,138	3.25	490,464	15,633	3.19
Total investment securities	5,626,494	141,759	2.52	5,221,890	150,780	2.89	4,024,596	113,885	2.83
Loans: (2)
Commercial	3,843,089	140,473	3.66	3,023,421	141,215	4.67	2,924,878	131,471	4.49
Commercial real estate	5,477,562	234,670	4.28	5,044,623	275,853	5.47	4,536,897	235,876	5.20
Residential real estate loans	2,352,444	94,202	4.00	2,281,047	96,613	4.24	2,195,078	89,888	4.09
Consumer	1,684,598	65,222	3.87	1,747,130	77,196	4.42	1,771,364	71,689	4.05
Total loans	13,357,693	534,567	4.00	12,096,221	590,877	4.88	11,428,217	528,924	4.63
Total earning assets	19,158,681	$676,894	3.53%	17,385,180	$743,327	4.28%	15,501,053	$643,439	4.15%
Less: Allowance for loan losses (3)	(115,321)			(56,624)			(52,316)
Non-Earning Assets
Cash and due from banks	327,053			251,857			210,716
Other assets	2,414,602			2,453,001			2,130,588
Total assets	$21,785,015			$20,033,414			$17,790,041
Interest-Bearing Liabilities
Checking and NOW accounts	$4,464,027	$5,449	0.12%	$3,902,765	$15,598	0.40%	$3,146,309	$4,973	0.16%
Savings accounts	3,113,435	3,156	0.10	2,878,135	8,142	0.28	2,995,484	7,464	0.25
Money market accounts	1,866,196	4,585	0.25	1,789,065	14,130	0.79	1,225,220	4,424	0.36
Other time deposits	1,337,269	14,013	1.05	1,748,552	27,400	1.57	1,654,548	21,012	1.27
Brokered deposits	85,041	966	1.14	173,439	4,094	2.36	185,426	3,404	1.84
Total interest-bearing deposits	10,865,968	28,169	0.26	10,491,956	69,364	0.66	9,206,987	41,277	0.45
Federal funds purchased and interbank borrowings	138,257	1,296	0.94	241,618	5,656	2.34	238,408	4,793	2.01
Securities sold under agreements to repurchase	375,961	854	0.23	342,654	2,517	0.73	344,964	1,962	0.57
FHLB advances	2,055,155	27,274	1.33	1,775,987	37,452	2.11	1,665,689	34,925	2.10
Other borrowings	242,642	9,621	3.96	251,194	11,125	4.43	249,832	11,486	4.60
Total borrowed funds	2,812,015	39,045	1.39	2,611,453	56,750	2.17	2,498,893	53,166	2.13
Total interest-bearing liabilities	$13,677,983	$67,214	0.49%	$13,103,409	$126,114	0.96%	$11,705,880	$94,443	0.81%
Noninterest-Bearing Liabilities and Shareholders' Equity
Demand deposits	4,945,506			3,887,470			3,657,234
Other liabilities	286,066			261,403			159,600
Shareholders' equity	2,875,460			2,781,132			2,267,327
Total liabilities and shareholders' equity	$21,785,015			$20,033,414			$17,790,041

Net interest rate spread			3.04%			3.32%			3.34%
Net interest margin (4)			3.18			3.55			3.54
Taxable equivalent adjustment		$13,586			$12,940			$11,394
(1)Interest income is reflected on a fully taxable equivalent basis.
(2)Includes loans held for sale.
(3)Beginning January 1, 2020, calculation is based on current expected loss methodology. Prior to January 1, 2020, calculation was based on incurred loss model.
(4)Net interest margin is defined as net interest income on a tax equivalent basis as a percentage of average earning assets.

The yield on average earning assets decreased 75 basis points from 4.28% in 2019 to 3.53% in 2020 and the cost of interest-bearing liabilities decreased 47 basis points from 0.96% in 2019 to 0.49% in 2020.  Average earning assets increased by $1.774 billion, or 10%.  The increase in average earning assets consisted of a $404.6 million increase in investment securities, a $1.261 billion increase in loans, and a $107.4 million increase in money market and other interest-earning investments.  Average interest-bearing liabilities increased $574.6 million, or 4%.  The increase in average interest-bearing liabilities consisted of a $374.0 million increase in interest-bearing deposits, a $33.3 million increase in securities sold under agreements to repurchase, and a $279.2 million increase in FHLB advances, partially offset by a $103.4 million decrease in federal funds purchased and interbank borrowings and an $8.5 million decrease in other borrowings.  Average noninterest-bearing deposits increased by $1.058 billion. The continued spread and impact of the COVID-19 pandemic may offset the recent positive economic momentum and government stimulus programs, and could negatively impact net interest margin. Accordingly, there is still much uncertainty regarding the economy.
The increase in average earning assets in 2020 compared to 2019 was due to increases in average loans and average investment securities.  The loan portfolio, including loans held for sale, which generally has an average yield higher than the investment portfolio, was 70% of average interest earning assets in 2020 and 2019.
Average loans including loans held for sale increased $1.261 billion in 2020 compared to 2019 due to increases in average commercial loans, commercial real estate loans, and residential real estate loans, partially offset by lower average consumer loans.  The increase in average commercial loans reflected strong PPP loan production, which began in April 2020. Average PPP loans for the year ended December 31, 2020 totaled $957.9 million.

Average investments increased $404.6 million in 2020 compared to 2019 reflecting higher fair values and excess liquidity.
Average non-interest-bearing deposits increased $1.058 billion in 2020 compared to 2019 primarily due to PPP funds on deposit.  Average interest-bearing deposits increased $374.0 million in 2020 compared to 2019.
Average borrowed funds increased $200.6 million in 2020 compared to 2019 primarily due to increases in FHLB advances and securities sold under agreements to repurchase, partially offset by a decrease in federal funds purchased and interbank borrowings.

The following table presents fluctuations in taxable equivalent net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid for the years ended December 31.

	From 2019 to 2020			From 2018 to 2019
	Total	Attributed to		Total	Attributed to
(dollars in thousands)	Change (1)	Volume	Rate	Change (1)	Volume	Rate
Interest Income
Money market and other interest-earning investments	$(1,102)	$1,511	$(2,613)	$1,040	$358	$682
Investment securities (2)	(9,021)	10,938	(19,959)	36,895	34,226	2,669
Loans (2)	(56,310)	56,052	(112,362)	61,953	31,774	30,179
Total interest income	(66,433)	68,501	(134,934)	99,888	66,358	33,530
Interest Expense
Checking and NOW deposits	(10,149)	1,464	(11,613)	10,625	2,110	8,515
Savings deposits	(4,986)	452	(5,438)	678	(312)	990
Money market deposits	(9,545)	399	(9,944)	9,706	3,245	6,461
Other time deposits	(13,387)	(5,377)	(8,010)	6,388	1,309	5,079
Brokered deposits	(3,128)	(1,545)	(1,583)	690	(92)	782
Federal funds purchased and interbank borrowings	(4,360)	(1,694)	(2,666)	863	70	793
Securities sold under agreements to repurchase	(1,663)	160	(1,823)	555	(15)	570
Federal Home Loan Bank advances	(10,178)	4,796	(14,974)	2,527	2,320	207
Other borrowings	(1,504)	(359)	(1,145)	(361)	61	(422)
Total interest expense	(58,900)	(1,704)	(57,196)	31,671	8,696	22,975
Net interest income	$(7,533)	$70,205	$(77,738)	$68,217	$57,662	$10,555
(1)    The variance not solely due to rate or volume is allocated equally between the rate and volume variance.
(2)    Interest on investment securities and loans includes the effect of taxable equivalent adjustments of $8.9 million and $4.7 million, respectively, in 2020; $7.7 million and $5.2 million, respectively, in 2019; and $7.1 million and $4.3 million, respectively, in 2018; using the federal statutory tax rate in effect of 21%.
Provision for Loan Losses
The provision for loan losses was an expense of $38.4 million in 2020, compared to an expense of $4.7 million in 2019.  Net charge-offs totaled $3.0 million in 2020, compared to net charge-offs of $5.6 million in 2019.  The higher provision for loan losses was driven by the implementation of ASC 326 and its current expected loss methodology, which uses an economic forecast that now includes the impact of the COVID-19 pandemic. PPP loans were factored in the provision for credit losses in 2020; however due to the SBA guaranty and our borrowers’ adherence to the PPP terms, the provision impact was insignificant. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, with the adoption of ASC 326 beginning on January 1, 2020, provision expense may become more volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.  For additional information about non-performing loans, charge-offs, and additional items impacting the provision, refer to the “Risk Management – Credit Risk” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Noninterest Income
We generate revenues in the form of noninterest income through client fees, sales commissions, and other gains and losses from our core banking franchise and other related businesses, such as wealth management, investment consulting, and investment products.  This source of revenue as a percentage of total revenue was 29% in 2020 compared to 25% in 2019.

The following table details the components of noninterest income:

	Years Ended December 31,			% Change From Prior Year
(dollars in thousands)	2020	2019	2018	2020	2019
Wealth management fees	$36,806	$37,072	$36,863	(0.7)%	0.6%
Service charges on deposit accounts	35,081	44,915	44,026	(21.9)	2.0
Debit card and ATM fees	20,178	21,652	20,216	(6.8)	7.1
Mortgage banking revenue	62,775	26,622	17,657	135.8	50.8
Investment product fees	21,614	21,785	20,539	(0.8)	6.1
Capital markets income	22,480	13,270	4,934	69.4	169.0
Company-owned life insurance	12,031	11,539	10,584	4.3	9.0
Debt securities gains (losses), net	10,767	1,923	2,060	459.9	(6.7)
Net gain on banking center divestitures	—	—	13,989	N/M	(100.0)
Other income	17,542	20,539	24,437	(14.6)	(16.0)
Total noninterest income	$239,274	$199,317	$195,305	20.0%	2.1%

Noninterest income to total revenue (1)	28.2%	24.4%	26.2%
(1)Total revenue includes the effect of a taxable equivalent adjustment of $13.6 million in 2020, $12.9 million in 2019, and $11.4 million in 2018.
The increase in noninterest income in 2020 compared to 2019 was primarily due to higher mortgage banking revenue, higher capital markets income, and higher debt securities gains.  These increases were partially offset by lower service charges on deposit accounts.
Service charges and overdraft fees decreased $9.8 million in 2020 compared to 2019 reflecting lower overdraft fees due to the impact of the COVID-19 pandemic.
Debit card and ATM fees decreased $1.5 million in 2020 compared to 2019 reflecting lower interchange income due to the impact of the COVID-19 pandemic.
Mortgage banking revenue increased $36.2 million in 2020 compared to 2019 primarily due to increased mortgage originations, sales, and strong pipeline growth in 2020.
Capital markets income is comprised of customer interest rate swap fees, debt placement fees, foreign currency exchange fees, net gains (losses) on foreign currency adjustments, and tax credit fee income.  Capital markets income increased $9.2 million in 2020 compared to 2019 primarily due to higher customer interest rate swap fees.
Debt securities gains (losses), net had a favorable variance of $8.8 million in 2020 compared to 2019 primarily due to higher realized gains on sales of available-for-sale securities and lower realized losses on sales of available-for-sale debt securities in 2020.
Other income decreased $3.0 million in 2020 compared to 2019 primarily due to lower branded card incentives, unfavorable variance in net gains (losses) on derivatives, and lower insurance income.

Noninterest Expense
The following table details the components of noninterest expense:

	Years Ended December 31,			% Change From Prior Year
(dollars in thousands)	2020	2019	2018	2020	2019
Salaries and employee benefits	$293,590	$289,452	$281,275	1.4%	2.9%
Occupancy	55,316	55,255	51,941	0.1	6.4
Equipment	16,690	16,903	14,861	(1.3)	13.7
Marketing	10,874	15,898	15,847	(31.6)	0.3
Data processing	41,086	37,589	36,170	9.3	3.9
Communication	9,731	10,702	10,846	(9.1)	(1.3)
Professional fees	15,755	22,854	14,503	(31.1)	57.6
FDIC assessment	6,722	6,030	10,638	11.5	(43.3)
Amortization of intangibles	14,091	16,911	14,442	(16.7)	17.1
Amortization of tax credit investments	18,788	2,749	22,949	583.4	(88.0)
Other expense	58,774	34,144	43,789	72.1	(22.0)
Total noninterest expense	$541,417	$508,487	$517,261	6.5%	(1.7)%
Noninterest expense increased $32.9 million in 2020 compared to 2019 reflecting higher charges related to The ONB Way strategic initiative in 2020. ONB Way charges totaled $42.6 million in 2020 compared to $11.4 million in 2019.
Salaries and employee benefits is the largest component of noninterest expense.  Salaries and employee benefits increased $4.1 million in 2020 compared to 2019 primarily due to higher commissions, personnel expenses related to The ONB Way, and higher corporate incentives, partially offset by fewer employees at December 31, 2020.

Marketing expenses decreased $5.0 million in 2020 compared to 2019 primarily due to lower advertising expenses, public relations, and business development expenses.

Professional fees decreased $7.1 million in 2020 compared to 2019 reflecting higher consulting fees incurred in 2019 related to The ONB Way.
Amortization of intangibles decreased $2.8 million in 2020 compared to 2019 primarily due to lower amortization of core deposit intangibles.
Amortization of tax credit investments increased $16.0 million in 2020 compared to 2019.  The recognition of tax credit amortization expense is contingent upon the successful completion of the rehabilitation of a historic building or completion of a solar project within the reporting period. Many factors including weather, labor availability, building regulations, inspections, and other unexpected construction delays related to a rehabilitation project can cause a project to exceed its estimated completion date.  See Note 9 to the consolidated financial statements for additional information on our tax credit investments.
Other expense increased $24.6 million in 2020 compared to 2019 primarily due to lease termination charges and impairments on long-lived assets related to banking center consolidations that were part of the ONB Way strategic initiative totaling $27.1 million in 2020.
Provision for Income Taxes
We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes.  The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by a tax benefit from our tax credit investments and interest on tax-exempt securities and loans.  The effective tax rate was 11.4% in 2020 compared to 18.0% in 2019.  The lower effective tax rate in 2020 compared to 2019 was primarily the result of an increase in federal tax credits available.  See Note 15 to the consolidated financial statements for additional details on Old National’s income tax provision.

Comparison of Fiscal Years 2019 and 2018
In 2019, we generated net income of $238.2 million and diluted net income per share of $1.38 compared to $190.8 million and diluted net income per share of $1.22, respectively, in 2018. The 2019 earnings included a $66.7 million increase in net interest income, an $8.8 million decrease in noninterest expense, a $4.0 million increase in noninterest income, and a $2.2 million decrease in provision for loan losses.  These favorable variances in net income were partially offset by a $34.3 million increase in income tax expense.  Record high commercial loan production, record mortgage production, consistently strong credit quality metrics, and well controlled noninterest expenses all contributed to favorable 2019 performance when compared to 2018.
Net interest income was $604.3 million in 2019, a $66.7 million increase from $537.6 million in 2018.  Taxable equivalent net interest income was $617.2 million in 2019, a 12% increase from $549.0 million in 2018.  Average earning assets increased by $1.884 billion in 2019 and the yield on average earning assets increased 13 basis points from 4.15% in 2018 to 4.28% in 2019.
The provision for loan losses was an expense of $4.7 million in 2019, compared to an expense of $7.0 million in 2018. Charge-offs remained low during 2019 and we continued to see positive trends in credit quality.
Noninterest income increased $4.0 million in 2019 compared to 2018 primarily due to higher mortgage banking revenue, higher capital markets income, and higher noninterest income attributable to the full year impact of the Klein partnership as compared to 2018, which only reflected two months of Klein operations. These increases were partially offset by a $14.0 million gain on the sale of ten Wisconsin banking centers in the fourth quarter of 2018.
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
The provision for income taxes was $52.2 million in 2019 compared to $17.9 million in 2018.  Old National’s effective tax rate was 18.0% in 2019 compared to 8.6% in 2018.  The higher effective tax rate in 2019 compared to 2018 was primarily the result of a decrease in federal tax credits available as well as an increase in pre-tax book income.
FINANCIAL CONDITION
Overview
At December 31, 2020, our assets were $22.961 billion, a 12% increase compared to $20.412 billion at December 31, 2019.  The increase was primarily due to higher commercial loans driven by strong PPP loan production in the second quarter of 2020. As of December 31, 2020, PPP loans totaled $943.0 million. The increase in assets also reflected higher commercial real estate loans and investment securities.
We have observed signs of an economic recovery in the United States with jobs, consumer spending, manufacturing, and other indicators rebounding from their weakest levels. Additionally, progress toward an effective COVID-19 vaccine has been promising and the availability of that vaccine may drive the re-opening plans of state and local economies in 2021. However, economic uncertainty remains high and bouts of elevated volatility are expected to continue.
Earning Assets
Our earning assets are comprised of investment securities, portfolio loans, loans held for sale, money market investments, interest earning accounts with the Federal Reserve, and equity securities.  Earning assets were $20.313 billion at December 31, 2020, an increase of $2.551 billion compared to earning assets of $17.762 billion at December 31, 2019.
Investment Securities
We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements.

Equity securities are recorded at fair value and totaled $2.5 million at December 31, 2020 compared to $6.8 million at December 31, 2019.
At December 31, 2020, the investment securities portfolio, including equity securities, was $6.142 billion compared to $5.556 billion at December 31, 2019, an increase of $586.1 million, or 11%.  Investment securities represented 30% of earning assets at December 31, 2020, compared to 31% at December 31, 2019.  Stronger commercial loan demand in the future could result in management’s decision to reduce the securities portfolio.  As of December 31, 2020, management does not intend to sell any securities in an unrealized loss position and does not believe we will be required to sell such securities prior to their anticipated recovery.
The investment securities available-for-sale portfolio had net unrealized gains of $186.3 million at December 31, 2020, compared to net unrealized gains of $71.9 million at December 31, 2019.  Net unrealized gains (losses) increased from December 31, 2019 to December 31, 2020 reflecting higher net unrealized gains on mortgage-backed and tax exempt municipal securities due to a decline in long-term interest rates.
The investment portfolio had an effective duration of 4.08 at December 31, 2020, compared to 3.86 at December 31, 2019.  Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates.  Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage.  The weighted average yields on investment securities, on a taxable equivalent basis, were 2.52% in 2020 and 2.89% in 2019.
At December 31, 2020, Old National had a concentration of investment securities issued by certain states and their political subdivisions with the following aggregate market values: $515.6 million issued by Indiana, which represented 17.3% of shareholders’ equity, and $194.3 million issued by Texas, which represented 6.5% of shareholders’ equity. Of the Indiana municipal bonds, 99% are rated “A” or better, and the remaining 1% generally represent non-rated local interest bonds where Old National has a market presence.  All of the Texas municipal bonds are rated “A” or better, and the majority of issues are backed by the “AAA” rated State of Texas Permanent School Fund Guarantee Program.
Loan Portfolio
We lend primarily to consumers and small to medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling, and retailing.  Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Kentucky, Michigan, Minnesota, and Wisconsin.
The following table presents the composition of the loan portfolio at December 31.

(dollars in thousands)	2020	2019	2018	2017	2016	Four-Year Growth Rate
Commercial	$3,956,422	$2,890,296	$3,232,970	$2,717,269	$1,917,099	19.9%
Commercial real estate	5,946,512	5,166,792	4,958,851	4,354,552	3,130,853	17.4
Consumer	1,635,123	1,726,147	1,803,667	1,879,247	1,875,030	(3.4)
Total loans excluding residential real estate	11,538,057	9,783,235	9,995,488	8,951,068	6,922,982	13.6
Residential real estate	2,248,422	2,334,289	2,248,404	2,167,053	2,087,530	1.9
Total loans	13,786,479	12,117,524	12,243,892	11,118,121	9,010,512	11.2%
Less: Allowance for loan losses (1)	131,388	54,619	55,461	50,381	49,808
Net loans	$13,655,091	$12,062,905	$12,188,431	$11,067,740	$8,960,704
(1)Beginning January 1, 2020, calculation is based on current expected loss methodology. Prior to January 1, 2020, calculation was based on incurred loss model.
Commercial and Commercial Real Estate Loans
Commercial and commercial real estate loans are the largest classification within earning assets, representing 49% at December 31, 2020, compared to 45% at December 31, 2019. At December 31, 2020, commercial and commercial real estate loans were $9.903 billion, an increase of $1.846 billion, or 23%, compared to December 31, 2019. The increase was driven by strong PPP loan production in the second quarter of 2020. As of December 31, 2020, PPP loans totaled $943.0 million.

The following table presents the maturity distribution and rate sensitivity of commercial and commercial real estate loans at December 31, 2020 and an analysis of these loans that have predetermined and floating interest rates.

(dollars in thousands)	Within 1 Year	1 - 5 Years	Beyond 5 Years	Total	% of Total
Commercial
Interest rates:
Predetermined	$261,417	$1,718,319	$668,196	$2,647,932	67%
Floating	492,427	426,817	389,246	1,308,490	33
Total	$753,844	$2,145,136	$1,057,442	$3,956,422	100%

Commercial Real Estate
Interest rates:
Predetermined	$178,478	$1,507,302	$900,370	$2,586,150	43%
Floating	378,941	1,501,491	1,479,930	3,360,362	57
Total	$557,419	$3,008,793	$2,380,300	$5,946,512	100%

The following table provides detail on commercial loans by industry classification (as defined by the North American Industry Classification System) and by loan size at December 31.

	2020			2019
(dollars in thousands)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By Industry:
Manufacturing	$586,074	$1,019,149	$11,036	$470,922	$745,638	$13,384
Construction	462,140	903,604	1,036	211,007	551,100	2,548
Health care and social assistance	412,807	604,493	691	171,682	307,013	872
Public administration	299,748	371,846	—	245,849	308,993	—
Wholesale trade	241,432	483,253	3,647	194,119	393,282	1,440
Educational services	245,896	418,277	1,428	204,334	279,629	1,451
Other services	194,822	307,205	2,363	166,254	213,147	2,989
Professional, scientific, and technical services	182,228	320,983	864	81,227	170,503	3,548
Finance and insurance	186,079	246,551	57	154,299	198,706	4,022
Retail trade	151,869	329,160	1,788	130,018	274,626	2,646
Real estate rental and leasing	169,935	356,169	759	197,487	297,158	48
Transportation and warehousing	139,398	216,495	1,397	134,727	188,949	2,076
Administrative and support and waste management and remediation services	119,220	173,538	383	84,517	128,598	724
Agriculture, forestry, fishing, and hunting	145,624	192,602	358	152,201	209,886	1,040
Accommodation and food services	105,560	118,497	3,239	39,911	50,241	676
Utilities	88,607	98,996	—	83,793	94,826	18
Arts, entertainment, and recreation	82,305	111,729	2,590	45,469	55,407	715
Information	61,883	95,774	2,286	48,472	71,802	839
Mining	57,142	77,067	19	48,972	60,260	—
Management of companies and enterprises	13,605	28,276	—	4,407	9,668	—
Other	10,048	10,086	—	20,629	20,697	—
Total	$3,956,422	$6,483,750	$33,941	$2,890,296	$4,630,129	$39,036

By Loan Size:
Less than $200,000	11%	8%	10%	9%	8%	10%
$200,000 to $1,000,000	20	18	40	23	23	42
$1,000,000 to $5,000,000	34	32	50	34	34	48
$5,000,000 to $10,000,000	15	15	—	15	15	—
$10,000,000 to $25,000,000	14	16	—	14	13	—
Greater than $25,000,000	6	11	—	5	7	—
Total	100%	100%	100%	100%	100%	100%

Residential Real Estate Loans
Residential real estate loans held in our portfolio, primarily 1-4 family properties, decreased $85.9 million at December 31, 2020 compared to December 31, 2019.  Future increases in interest rates could result in a decline in the level of refinancings and new originations of residential real estate loans.

Consumer Loans
Consumer loans, including automobile loans and personal and home equity loans and lines of credit, decreased $91.0 million, at December 31, 2020 compared to December 31, 2019 primarily due to decreases in consumer direct and indirect loans.
Allowance for Credit Losses on Loans and Unfunded Commitments
Beginning January 1, 2020, we calculated allowance for credit losses using current expected credit losses methodology. As of January 1, 2020, Old National increased the allowance for credit losses for loans by $41.3 million and increased the allowance for credit losses for unfunded loan commitments by $4.5 million, since the ASU covers credit losses over the expected life of a loan as well as considering future changes in macroeconomic conditions. The increase related to the acquired loan portfolio totaled $27.1 million.
At December 31, 2020, the allowance for credit losses was $131.4 million.  Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense.  Additionally, with the adoption of CECL beginning on January 1, 2020, provision expense may become more volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.
Prior to January 1, 2020, we calculated allowance for loan losses using incurred losses methodology. At December 31, 2019, the allowance for loan losses was $54.6 million.
We maintain an allowance for credit losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a drawdown on the commitment.  The allowance for credit losses on unfunded loan commitments is classified as a liability account on the balance sheet within accrued expenses and other liabilities, while the corresponding provision for these credit losses is recorded as a component of other expense.  The allowance for credit losses on unfunded commitments was $11.7 million at December 31, 2020.
Prior to January 1, 2020, we calculated allowance for losses on unfunded loan commitments using incurred losses methodology. At December 31, 2019, the allowance for unfunded commitments was $2.7 million.
Additional information about our Allowance for Credit Losses is included in the “Risk Management – Credit Risk” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1 and 3 to the consolidated financial statements.
Loans Held for Sale
Mortgage loans held for immediate sale in the secondary market were $63.3 million at December 31, 2020, compared to $46.9 million at December 31, 2019.  Certain mortgage loans are committed for sale at or prior to origination at a contracted price to an outside investor.  Other mortgage loans held for immediate sale are hedged with TBA forward agreements and committed for sale when they are ready for delivery and remain on the Company’s balance sheet for a short period of time (typically 30 to 60 days).  These loans are sold without recourse, beyond customary representations and warranties, and Old National has not experienced material losses arising from these sales.  Mortgage originations are subject to volatility due to interest rates and home sales, among other factors.
We have elected the fair value option prospectively for residential loans held for sale.  The aggregate fair value exceeded the unpaid principal balance by $3.5 million at December 31, 2020 and $1.5 million at December 31, 2019.
Other Assets
Other assets increased $93.5 million since December 31, 2019 primarily due to an increase in derivative assets.
Funding
Total funding, comprised of deposits and wholesale borrowings, was $19.714 billion at December 31, 2020, an increase of $2.416 billion from $17.298 billion at December 31, 2019.  Total deposits were $17.037 billion, an increase of $2.484 billion compared to December 31, 2019.  Noninterest-bearing demand deposits increased

$1.591 billion from December 31, 2019 to December 31, 2020.  Interest-bearing checking and NOW deposits increased $727.4 million from December 31, 2019 to December 31, 2020, while savings deposits increased $550.3 million. Money market deposits increased $74.3 million from December 31, 2019 to December 31, 2020. Other time deposits decreased $486.7 million, while brokered deposits increased $27.3 million.
We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position.  At December 31, 2020, wholesale borrowings, including federal funds purchased and interbank borrowings, securities sold under agreements to repurchase, FHLB advances, and other borrowings, totaled $2.677 billion, a decrease of $68.2 million from December 31, 2019.  The decrease in wholesale funding from December 31, 2019 to December 31, 2020 was due to a decrease in federal funds purchased and interbank borrowings, partially offset by increases in FHLB advances, securities sold under agreements to repurchase, and other borrowings.  Wholesale funding as a percentage of total funding was 14% at December 31, 2020, compared to 16% at December 31, 2019.  See Notes 11, 12, and 13 to the consolidated financial statements for additional details on our financing activities.
The following table details the average balances of all funding sources for the years ended December 31.

				% Change From Prior Year
(dollars in thousands)	2020	2019	2018	2020	2019
Demand deposits	$4,945,506	$3,887,470	$3,657,234	27.2%	6.3%
Interest-bearing checking and NOW deposits	4,464,027	3,902,765	3,146,309	14.4	24.0
Savings deposits	3,113,435	2,878,135	2,995,484	8.2	(3.9)
Money market deposits	1,866,196	1,789,065	1,225,220	4.3	46.0
Other time deposits	1,337,269	1,748,552	1,654,548	(23.5)	5.7
Brokered deposits	85,041	173,439	185,426	(51.0)	(6.5)
Total deposits	15,811,474	14,379,426	12,864,221	10.0	11.8
Federal funds purchased and interbank borrowings	138,257	241,618	238,408	(42.8)	1.3
Securities sold under agreements to repurchase	375,961	342,654	344,964	9.7	(0.7)
Federal Home Loan Bank advances	2,055,155	1,775,987	1,665,689	15.7	6.6
Other borrowings	242,642	251,194	249,832	(3.4)	0.5
Total funding sources	$18,623,489	$16,990,879	$15,363,114	9.6%	10.6%
The following table presents a maturity distribution for certificates of deposit with denominations of $100,000 or more at December 31.

		Maturity Distribution
(dollars in thousands)	Year-End Balance	1-90 Days	91-180 Days	181-365 Days	Beyond 1 Year
2020	$575,055	$212,671	$129,273	$146,453	$86,658
2019	983,598	445,434	214,412	209,075	114,677
2018	1,133,130	397,990	265,232	280,402	189,506
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities increased $25.8 million, or 16%, from December 31, 2019 primarily due to increases in accrued incentive payments, allowance for credit losses on unfunded commitments, and derivative liabilities.
Capital
Shareholders’ equity totaled $2.973 billion, or 13% of total assets, at December 31, 2020 and $2.852 billion, or 14% of total assets, at December 31, 2019.  Old National repurchased 4.9 million shares of Common Stock in 2020 under a stock repurchase plan that was approved by the Company’s Board of Directors, which reduced equity by $78.7 million, and 0.2 million shares of Common Stock associated with employee share-based incentive programs reducing equity by $3.6 million.  We suspended the stock repurchase plan approved by the Company's Board of Directors in 2020 given the uncertain economic conditions. We also paid cash dividends of $0.56 per share in 2020, which reduced equity by $92.9 million. The change in unrealized gains (losses) on available-for-sale investment securities increased equity by $89.2 million during 2020.  Old National’s Common Stock is traded on the NASDAQ under the symbol “ONB” with 34,880 shareholders of record at December 31, 2020.
Capital Adequacy
Old National and the banking industry generally are subject to various regulatory capital requirements administered by the federal banking agencies.  Management routinely analyzes Old National’s capital to ensure an optimized capital structure.  Accordingly, such evaluations may result in Old National taking a capital action.  For additional information on capital adequacy see Note 23 to the consolidated financial statements.
Management views stress testing as an integral part of the Company’s risk management and strategic planning activities. The primary objective of the stress test is to ensure that Old National has a robust, forward-looking stress testing process and maintains sufficient capital to continue operations throughout times of economic and financial stress. Management also uses the stress testing framework to evaluate decisions relating to pricing, loan concentrations, capital deployment, and mergers and acquisitions to ensure that strategic decisions align with Old National’s risk appetite statement. Old National’s stress testing process incorporates key risks that include strategic, market, liquidity, credit, operational, regulatory, compliance, legal, and reputational risks. Old National’s stress testing policy outlines steps that will be taken if stress test results do not meet internal thresholds under severely adverse economic scenarios.
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
During the COVID-19 pandemic, we are committed and focused on the health and safety of our team members, clients, and communities. We will continue to evaluate and adjust our banking center hours, lobby usage, and return to work efforts as necessary depending on the path of the virus across our footprint. We are occupying only 50% of our office buildings by rotating team members every 4 weeks. Our banking centers are still open for business and we continue to lend to qualified businesses for working capital and general business purposes, while our online banking network is continuously available for digital banking transactions.
Credit Risk
Credit risk represents the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms.  Our primary credit risks result from our investment and lending activities.
Investment Activities
We carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral.  At December 31, 2020, we had pooled trust preferred securities with a fair value of $7.9 million, or less than 1% of the available-for-sale securities portfolio.  These securities remained classified as available-for-sale and the unrealized loss on our pooled trust preferred securities was $5.9 million at December 31, 2020.  The fair value of these securities should improve as we get closer to maturity, but not in all cases.
All of our mortgage-backed securities are backed by U.S. government-sponsored or federal agencies.  Municipal bonds, corporate bonds, and other debt securities are evaluated by reviewing the credit-worthiness of the issuer and general market conditions.  See Note 2 to the consolidated financial statements for additional details about our investment security portfolio.

Counterparty Exposure
Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation.  We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry.  Old National manages exposure to counterparty risk in connection with its derivatives transactions by generally engaging in transactions with counterparties having ratings of at least “A” by Standard & Poor’s Rating Service or “A2” by Moody’s Investors Service.  Total credit exposure is monitored by counterparty and managed within limits that management believes to be prudent. Old National’s net counterparty exposure was an asset of $425.1 million at December 31, 2020.
Lending Activities
Commercial
Commercial and industrial loans are made primarily for the purpose of financing equipment acquisition, expansion, working capital, and other general business purposes.  Lease financing consists of direct financing leases and is used by commercial customers to finance capital purchases ranging from computer equipment to transportation equipment.  The credit decisions for these transactions are based upon an assessment of the overall financial capacity of the applicant.  A determination is made as to the applicant’s ability to repay in accordance with the proposed terms as well as an overall assessment of the risks involved.  In addition to an evaluation of the applicant’s financial condition, a determination is made of the probable adequacy of the primary and secondary sources of repayment, such as additional collateral or personal guarantees, to be relied upon in the transaction.  Credit agency reports of the applicant’s credit history supplement the analysis of the applicant’s creditworthiness.
Commercial mortgages and construction loans are offered to real estate investors, developers, and builders primarily domiciled in the geographic market areas we serve:  Indiana, Kentucky, Michigan, Minnesota, and Wisconsin.  These loans are secured by first mortgages on real estate at LTV margins deemed appropriate for the property type, quality, location, and sponsorship.  Generally, these LTV ratios do not exceed 80%.  The commercial properties are predominantly non-residential properties such as retail centers, industrial properties and, to a lesser extent, more specialized properties.  Substantially all of our commercial real estate loans are secured by properties located in our primary market area.
In the underwriting of our commercial real estate loans, we obtain appraisals for the underlying properties.  Decisions to lend are based on the economic viability of the property and the creditworthiness of the borrower.  In evaluating a proposed commercial real estate loan, we primarily emphasize the ratio of the property’s projected net cash flows to the loan’s debt service requirement.  The debt service coverage ratio normally is not less than 120% and it is computed after deduction for a vacancy factor and property expenses as appropriate.  In addition, a personal guarantee of the loan or a portion thereof is often required from the principal(s) of the borrower.  In most cases, we require title insurance insuring the priority of our lien, fire and extended coverage casualty insurance, and flood insurance, if appropriate, in order to protect our security interest in the underlying property.  In addition, business interruption insurance or other insurance may be required.
Construction loans are underwritten against projected cash flows derived from rental income, business income from an owner-occupant, or the sale of the property to an end-user.  We may mitigate the risks associated with these types of loans by requiring fixed-price construction contracts, performance and payment bonding, controlled disbursements, and pre-sale contracts or pre-lease agreements.
Consumer

We offer a variety of first mortgage and junior lien loans to consumers within our markets, with residential home mortgages comprising our largest consumer loan category.  These loans are secured by a primary residence and are underwritten using traditional underwriting systems to assess the credit risks of the consumer.  Decisions are primarily based on LTV ratios, DTI ratios, liquidity, and credit scores.  A maximum LTV ratio of 80% is generally required, although higher levels are permitted with mortgage insurance or other mitigating factors.  We offer fixed rate mortgages and variable rate mortgages with interest rates that are subject to change every year after the first, third, fifth, or seventh year, depending on the product and are based on indexed rates such as prime.  We do not offer payment-option facilities, sub-prime loans, or any product with negative amortization.

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

Asset Quality

Community-based lending personnel, along with region-based independent underwriting and analytic support staff, extend credit under guidelines established and administered by our Enterprise Risk Committee.  This committee, which meets quarterly, is made up of independent outside directors.  The committee monitors credit quality through its review of information such as delinquencies, credit exposures, peer comparisons, problem loans, and charge-offs.  In addition, the committee reviews and approves recommended loan policy changes to assure our policy remains appropriate for the current lending environment.

We lend to commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling, and retailing.  Old National manages concentrations of credit exposure by industry, product, geography, customer relationship, and loan size.  At December 31, 2020, our average commercial loan size (excluding PPP loans) was under $355,000 and our average commercial real estate loan size was under $820,000.  In addition, while loans to lessors of both residential and non-residential real estate exceed 10% of total loans, no individual sub-segment category within those broader categories reaches the 10% threshold.  At December 31, 2020, we had minimal exposure to foreign borrowers and no sovereign debt.  Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Kentucky, Michigan, Minnesota, and Wisconsin.  We have experienced an impact from COVID-19 during 2020; however, the depth of this crisis is ongoing and its effect is anticipated to be very broad-based. Management believes that trends in under-performing, criticized, and classified loans will be highly dependent on both the ability to roll out vaccinations in an efficient and timely manner, as well as the length of time it will take consumers to return to their pre-pandemic spending routines.

The following table presents a summary of under-performing, criticized, and classified assets at December 31:

(dollars in thousands)	2020	2019	2018	2017	2016
Total nonaccrual loans	$147,339	$126,412	$157,484	$124,927	$131,407
TDRs still accruing	17,749	18,338	17,356	19,589	14,376
Total past due loans (90 days or more and still accruing)	167	570	1,353	894	328
Other real estate owned	1,324	2,169	3,232	8,810	18,546
Total under-performing assets	$166,579	$147,489	$179,425	$154,220	$164,657
Classified loans (includes nonaccrual, TDRs still accruing, past due 90 days, and other problem loans)	$304,782	$296,671	$334,785	$226,583	$220,429
Other classified assets (1)	3,706	2,933	2,820	4,556	7,063
Criticized loans	287,192	234,841	238,752	188,085	95,462
Total criticized and classified assets	$595,680	$534,445	$576,357	$419,224	$322,954
Asset Quality Ratios:
Non-performing loans/total loans (2) (3)	1.20%	1.19%	1.43%	1.30%	1.62%
Under-performing assets/total loans and other real estate owned (2) (4)	1.21	1.22	1.47	1.39	1.82
Under-performing assets/total assets	0.73	0.72	0.91	0.88	1.11
Allowance/under-performing assets (4) (5)	78.87	37.03	30.91	32.67	30.25
Allowance/nonaccrual loans (5)	89.17	43.21	35.22	40.33	37.90
(1)Includes one pooled trust preferred security and two insurance policies at December 31, 2020.
(2)Loans exclude loans held for sale.
(3)Non-performing loans include nonaccrual loans and TDRs still accruing.
(4)Includes acquired loans that were recorded at fair value at the date of acquisition. As such, the credit risk was incorporated in the fair value recorded and no allowance for loan losses was recorded prior to 2020.
(5)Beginning January 1, 2020, the allowance is based on current expected loss methodology. Prior to January 1, 2020, the allowance was based on incurred loss methodology.
Under-performing assets totaled $166.6 million at December 31, 2020, compared to $147.5 million at December 31, 2019.  Under-performing assets as a percentage of total loans and other real estate owned at December 31, 2020 were 1.21%, a 1 basis point improvement from 1.22% at December 31, 2019.
Nonaccrual loans increased $20.9 million from December 31, 2019 to December 31, 2020 primarily due to an increase in commercial real estate nonaccrual loans. As a percentage of nonaccrual loans, the allowance was 89.17% at December 31, 2020, compared to 43.21% at December 31, 2019.  Beginning January 1, 2020, the allowance is based on current expected loss methodology. Prior to January 1, 2020, the allowance was based on current expected loss methodology.
If nonaccrual and renegotiated loans outstanding at December 31, 2020 and 2019, respectively, had been accruing interest throughout the year in accordance with their original terms, interest income of approximately $5.8 million in 2020 and $4.4 million in 2019 would have been recorded on these loans. The amount of interest income actually recorded on nonaccrual and renegotiated loans was $2.9 million in 2020 and $2.8 million in 2019.
Total criticized and classified assets were $595.7 million at December 31, 2020, an increase of $61.2 million from December 31, 2019.  Other classified assets include investment securities that fell below investment grade rating totaling $3.7 million at December 31, 2020, compared to $2.9 million at December 31, 2019.
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

Loans modified in a TDR are typically placed on nonaccrual status until we determine that the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms for six months.
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
At December 31, 2020, TDRs consisted of $11.1 million of commercial loans, $17.6 million of commercial real estate loans, $0.1 million of BBCC loans, $2.8 million of residential real estate loans, $0.8 million of direct consumer loans, and $0.3 million of home equity loans, totaling $32.7 million.  TDRs included within nonaccrual loans totaled $14.9 million at December 31, 2020.  At December 31, 2019, our TDRs consisted of $12.4 million of commercial loans, $14.2 million of commercial real estate loans, $0.6 million of BBCC loans, $3.1 million of residential real estate loans, $1.0 million of direct consumer loans, and $0.4 million of home equity loans, totaling $31.7 million.  TDRs included within nonaccrual loans totaled $13.8 million at December 31, 2019.
Old National has allocated specific reserves to customers whose loan terms have been modified in TDRs totaling $1.6 million at December 31, 2020 and $0.9 million at December 31, 2019.  At December 31, 2020, Old National had not committed to lend any additional funds to customers with outstanding loans that are classified as TDRs, compared to $2.3 million at December 31, 2019.
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

We have developed relief programs to assist borrowers in financial need due to the effects of the COVID-19 pandemic. The Interagency Statement issued by our banking regulators encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act terminates. Section 541 of the CAA extends this relief to the earlier of January 1, 2022 or 60 days after the national emergency termination date. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. In accordance with such guidance, we are offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term (180 days or less) modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. The table below presents these loan deferrals by loan category:

(dollars in thousands)	June 30, 2020 Deferrals Balance	September 30, 2020 Deferrals Balance	December 31, 2020 Deferrals Balance (1)	December 31, 2020 Number of Deferrals
Commercial and commercial real estate	$1,170,119	$125,603	$53,823	101
Residential real estate	78,639	1,654	1,855	6
Consumer	54,786	10,315	8,224	348
Total	$1,303,544	$137,572	$63,902	455
(1)    Includes second deferrals between 90 and 180 days totaling $6.3 million of commercial and commercial real estate loans and $0.6 million of consumer loans.
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
On December 27, 2020, President Trump signed into law the CAA. The CAA, among other things, extends the life of the PPP, effectively creating a second round of PPP loans for eligible businesses. Old National is participating in the CAA’s second round of PPP lending. In mid-January we opened our lending portal and have begun processing PPP loan applications. Early indications support our belief that there will be a large volume of smaller sized loans. We anticipate the average loan size to be less than $150,000. Currently, we are focused on helping minority-owned business, women-owned business, not-for-profit entities, and existing first round PPP customers with the lending process. Additionally, section 541 of the CAA extends the relief provided by the CARES Act for financial institutions to suspend the GAAP accounting treatment for troubled debt restructuring to January 1, 2022. As of January 31, 2021, we had received 2,740 applications under the CAA round of PPP lending, representing $348.0 million in funding.

As of December 31, 2020, Old National had originated over 9,700 loans with balances in excess of $1.5 billion to new and existing customers through the PPP. To the extent the PPP loans are forgiven, this represents outside funds to our borrowers; and, especially with respect to vulnerable industries, we believe these capital injections are going to be instrumental in assisting our borrowers in navigating through the pandemic. This capital injection, along with the level of capital each borrower had just prior to COVID-19 impacting them, are critical factors in determining the staying power of our borrowers. Upon receipt of interim financial results from our borrowers, we will use that information to update our understanding of the underlying strengths or weaknesses in each individual relationship and take actions, as appropriate. As of January 31, 2021, we have received payment from the SBA on 5,689 of our loans totaling $702.6 million.

Allowance for Credit Losses on Loans and Unfunded Commitments
Beginning January 1, 2020, we calculated allowance for credit losses using current expected credit losses methodology. As of January 1, 2020, Old National increased the allowance for credit losses for loans by $41.3 million and increased the allowance for credit losses for unfunded loan commitments by $4.5 million, since the ASU covers credit losses over the expected life of a loan as well as considering future changes in macroeconomic conditions. The increase related to the acquired loan portfolio totaled $27.1 million.
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
The allowance for credit loss estimation process involves procedures to appropriately consider the unique characteristics of our loan portfolio segments. These segments are further disaggregated into loan classes based on the level at which credit risk of the loan is monitored. When computing the level of expected credit losses, credit loss assumptions are estimated using a model that categorizes loan pools based on loss history, delinquency status, and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods, evaluations of the overall loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and credit loss expense in those future periods.
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
The loan categories used to monitor and analyze interest income and yields are different than the portfolio segments used to determine the allowance for credit losses for loans. The allowance for credit losses was calculated by pooling loans of similar credit risk characteristics and credit monitoring procedures. The four loan portfolios are classified into seven segments of loans - commercial, commercial real estate, BBCC, residential real estate, indirect, direct, and home equity. The commercial and commercial real estate loan categories shown on the balance sheet include the same pool of loans as the commercial, commercial real estate, and BBCC portfolio segments. The consumer loan category shown on the balance sheet is comprised of the same loans in the indirect, direct, and home equity portfolio segments. The composition of loans by portfolio segment as of December 31, 2020 follows:

	December 31, 2020	Segment	December 31, 2020
	Statement	Portfolio	After
(dollars in thousands)	Balance	Reclassifications	Reclassifications
Loans:
Commercial	$3,956,422	$(198,722)	$3,757,700
Commercial real estate	5,946,512	(171,701)	5,774,811
BBCC	N/A	370,423	370,423
Residential real estate	2,248,422	—	2,248,422
Consumer	1,635,123	(1,635,123)	N/A
Indirect	N/A	913,902	913,902
Direct	N/A	164,807	164,807
Home equity	N/A	556,414	556,414
Total	$13,786,479	$—	$13,786,479

The activity in our allowance for credit losses for loans was as follows:

(dollars in thousands)	2020
Balance at beginning of period	$54,619
Impact of adopting ASC 326	41,347
Loans charged-off:
Commercial	5,593
Commercial real estate	4,323
BBCC	95
Residential real estate	824
Indirect	2,754
Direct	1,763
Home equity	201
Total charge-offs	15,553
Recoveries on charged-off loans:
Commercial	3,629
Commercial real estate	4,515
BBCC	140
Residential real estate	633
Indirect	1,922
Direct	819
Home equity	922
Total recoveries	12,580
Net charge-offs (recoveries)	2,973
Provision for credit losses	38,395
Balance at end of period	$131,388
Average loans for the year (1)	$13,341,677
Asset Quality Ratios:
Allowance/year-end loans (1)	0.95%
Allowance/average loans (1)	0.98
Net charge-offs (recoveries)/average loans	0.02
(1)Loans exclude loans held for sale.
At December 31, 2020, the allowance for credit losses was $131.4 million.  There were no industry segments representing a significant share of total net charge-offs.  Over the last twelve months, net charge-offs have remained low.  Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense.  Additionally, with the adoption of CECL beginning on January 1, 2020, provision expense may become more volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.

Prior to January 1, 2020, we calculated allowance for loan losses using incurred losses methodology. The activity in our allowance for loan losses was as follows:

(dollars in thousands)	2019	2018	2017	2016
Balance at beginning of period	$55,461	$50,381	$49,808	$52,233
Loans charged-off:
Commercial	3,819	3,087	1,108	5,047
Commercial real estate	2,846	879	3,700	2,632
Residential real estate	661	1,100	985	800
Consumer credit	7,463	7,903	6,924	6,131
Total charge-offs	14,789	12,969	12,717	14,610
Recoveries on charged-off loans:
Commercial	1,650	1,519	2,281	3,102
Commercial real estate	3,774	2,740	3,777	4,763
Residential real estate	146	2,118	255	174
Consumer credit	3,630	4,706	3,927	3,186
Total recoveries	9,200	11,083	10,240	11,225
Net charge-offs (recoveries)	5,589	1,886	2,477	3,385
Provision for loan losses	4,747	6,966	3,050	960
Balance at end of period	$54,619	$55,461	$50,381	$49,808
Average loans for the year (1)	$12,087,429	$11,422,967	$9,525,888	$8,265,169
Asset Quality Ratios:
Allowance/year-end loans (1)	0.45%	0.45%	0.45%	0.55%
Allowance/average loans (1)	0.45	0.49	0.53	0.60
Net charge-offs (recoveries)/average loans	0.05	0.02	0.03	0.04
(1)Loans exclude loans held for sale.
We maintain an allowance for credit losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a drawdown on the commitment.  The allowance for credit losses on unfunded loan commitments is classified as a liability account on the balance sheet within accrued expenses and other liabilities, while the corresponding provision for these credit losses is recorded as a component of other expense.  The allowance for credit losses on unfunded commitments was $11.7 million at December 31, 2020.
Prior to January 1, 2020, we calculated allowance for losses on unfunded loan commitments using incurred losses methodology. At December 31, 2019, the allowance for unfunded commitments was $2.7 million.
The following table details the allowance for credit losses for loans by loan category and the percent of loans in each category compared to total loans at December 31, 2020.

	2020
(dollars in thousands)	Allowance Amount	% of Loans to Total Loans
Commercial	$30,567	27.3%
Commercial real estate	75,810	41.9
BBCC	6,120	2.7
Residential real estate	12,608	16.3
Indirect	3,580	6.6
Direct	855	1.2
Home equity	1,848	4.0
Total	$131,388	100.0%

The following table details the allowance for loan losses by loan category and the percent of loans in each category compared to total loans at December 31.

	2019		2018		2017		2016
(dollars in thousands)	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans
Commercial	$22,585	23.9%	$21,742	26.4%	$19,246	24.4%	$21,481	21.3%
Commercial real estate	21,588	42.6	23,470	40.5	21,436	39.2	18,173	34.7
Residential real estate	2,299	19.3	2,277	18.4	1,763	19.5	1,643	23.2
Consumer credit	8,147	14.2	7,972	14.7	7,936	16.9	8,511	20.8
Total	$54,619	100.0%	$55,461	100.0%	$50,381	100.0%	$49,808	100.0%
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
In managing interest rate risk, we, through our Funds Management Committee, a committee of the Board of Directors, establish guidelines, for asset and liability management, including measurement of short and long-term sensitivities to changes in interest rates. Based on the results of our analysis, we may use different techniques to manage changing trends in interest rates including:
•adjusting balance sheet mix or altering interest rate characteristics of assets and liabilities;
•changing product pricing strategies;
•modifying characteristics of the investment securities portfolio; or
•using derivative financial instruments, to a limited degree.

A key element in our ongoing process is to measure and monitor interest rate risk using a model to quantify the likely impact of changing interest rates on Old National’s results of operations. The model quantifies the effects of various possible interest rate scenarios on projected net interest income. The model measures the impact on net interest income relative to a base case scenario. The base case scenario assumes that the balance sheet and interest rates are held at current levels. Interest rates are floored at 0.00% in the down 50 basis points scenario. The model shows our projected net interest income sensitivity based on interest rate changes only and does not consider other forecast assumptions.

The following table illustrates our projected net interest income sensitivity over a two-year cumulative horizon based on the asset/liability model as of December 31, 2020 and 2019:

	Immediate Rate Decrease		Immediate Rate Increase
(dollars in thousands)	-50 Basis Points	Base	+100 Basis Points	+200 Basis Points	+300 Basis Points
December 31, 2020
Projected interest income:
Money market, other interest earning investments, and investment securities	$262,254	$276,027	$304,939	$325,867	$343,376
Loans	856,007	886,057	1,018,491	1,152,321	1,283,582
Total interest income	1,118,261	1,162,084	1,323,430	1,478,188	1,626,958
Projected interest expense:
Deposits	17,574	26,598	106,018	185,434	264,847
Borrowings	63,262	67,864	103,057	137,662	173,915
Total interest expense	80,836	94,462	209,075	323,096	438,762
Net interest income	$1,037,425	$1,067,622	$1,114,355	$1,155,092	$1,188,196
Change from base	$(30,197)		$46,733	$87,470	$120,574
% change from base	(2.83)%		4.38%	8.19%	11.29%

December 31, 2019
Projected interest income:
Money market, other interest earning investments, and investment securities	$311,737	$327,770	$348,556	$361,001	$373,190
Loans	966,207	1,023,627	1,142,583	1,259,598	1,373,727
Total interest income	1,277,944	1,351,397	1,491,139	1,620,599	1,746,917
Projected interest expense:
Deposits	82,128	120,402	217,131	313,848	410,565
Borrowings	100,057	111,917	140,046	169,277	198,800
Total interest expense	182,185	232,319	357,177	483,125	609,365
Net interest income	$1,095,759	$1,119,078	$1,133,962	$1,137,474	$1,137,552
Change from base	$(23,319)		$14,884	$18,396	$18,474
% change from base	(2.08)%		1.33%	1.64%	1.65%
Our asset sensitivity increased year over year primarily due to deposit pricing actions and changes in our hedging strategies, balance sheet mix, investment duration, and prepayment speed behavior.
A key element in the measurement and modeling of interest rate risk is the re-pricing assumptions of our transaction deposit accounts, which have no contractual maturity dates. Because the models are driven by expected behavior in various interest rate scenarios and many factors besides market interest rates affect our net interest income, we recognize that model outputs are not guarantees of actual results. For this reason, we model many different combinations of interest rates and balance sheet assumptions to understand our overall sensitivity to market interest rate changes, including shocks, ramps, yield curve flattening, yield curve steepening, as well as forecasts of likely interest rate scenarios tested.  At December 31, 2020, our projected net interest income sensitivity based on the asset/liability models we utilize was within the limits of our interest rate risk policy for the scenarios tested.
We use cash flow and fair value hedges, primarily interest rate swaps, collars, and floors, to mitigate interest rate risk. Derivatives designated as hedging instruments were in a net asset position with a fair value of $15.2 million at December 31, 2020, compared to a net asset position with a fair value of $6.1 million at December 31, 2019.  See Note 19 to the consolidated financial statements for further discussion of derivative financial instruments.

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
At December 31, 2020, brokered deposits consist of $100.0 million of demand deposits and $19.6 million of time deposits. A maturity schedule for Old National Bank’s total time deposits is shown in the following table at December 31, 2020.

(dollars in thousands)
Maturity Bucket	Amount	Rate
2021	$825,822	0.54%
2022	139,466	0.83
2023	82,288	1.24
2024	37,280	1.61
2025	30,947	0.72
2026 and beyond	7,067	1.50
Total	$1,122,870	0.68%
Our ability to acquire funding at competitive prices is influenced by rating agencies’ views of our credit quality, liquidity, capital, and earnings.  Moody’s Investor Service places us in an investment grade that indicates a low risk of default.  For both Old National and Old National Bank:
•Moody’s Investor Service affirmed the Long-Term Rating of “A3” for Old National’s senior unsecured/issuer rating on February 3, 2020.
•Moody’s Investor Service affirmed Old National Bank’s long-term deposit rating of “Aa3” on February 3, 2020.  The bank’s short-term deposit rating was affirmed at “P-1” and the bank’s issuer rating was affirmed at “A3.”
The rating outlook from Moody’s Investor Service is stable.  Moody’s Investor Service concluded a rating review of Old National Bank on February 3, 2020.
The credit ratings of Old National and Old National Bank at December 31, 2020 are shown in the following table.

Moody's Investor Service
	Long-term	Short-term
Old National	A3	N/A
Old National Bank	Aa3	P-1

Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well.  At December 31, 2020, Old National and its subsidiaries had the following availability of liquid funds and borrowings:

(dollars in thousands)	Parent Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$78,304	$511,408
Unencumbered government-issued debt securities	—	2,486,674
Unencumbered investment grade municipal securities	—	881,735
Unencumbered corporate securities	—	160,143
Availability of borrowings:
Amount available from Federal Reserve discount window*	—	462,435
Amount available from Federal Home Loan Bank Indianapolis*	—	401,286
Total available funds	$78,304	$4,903,681
*  Based on collateral pledged

Old National Bancorp has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows, and funds used for acquisitions.  Old National Bancorp can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit, and through the issuance of debt securities.  Additionally, Old National Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt and equity markets.  At December 31, 2020, Old National Bancorp’s other borrowings outstanding were $213.2 million. Management believes the Company has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval.  Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years.  Prior regulatory approval to pay dividends was not required in 2019 or 2020 and is not currently required. At December 31, 2020, Old National Bank could pay dividends of $212.1 million without prior regulatory approval.
Operational/Technology/Cyber Risk
Operational/technology/cyber risk is the danger that inadequate information systems, operational problems, breaches in internal controls, information security breaches, fraud, or unforeseen catastrophes will result in unexpected losses and other adverse impacts to Old National, such as reputational harm.  We maintain frameworks, programs, and internal controls to prevent or minimize financial loss from failure of systems, people, or processes.  This includes specific programs and frameworks intended to prevent or limit the effects of cyber risks including cyber-attacks or other information security breaches that might allow unauthorized transactions or unauthorized access to customer, associate, or company sensitive information.  Metrics and measurements are used by our management team in the management of day-to-day operations to ensure effective customer service, minimization of service disruptions, and oversight of operational and cyber risk.  We continually monitor and report on operational, technology, and cyber risks related to clients, products, and business practices; external and internal fraud; business disruptions and systems failures; cyber-attacks, information security or data breaches; damage to physical assets; and execution, delivery, and process management.
The Enterprise Risk Management Committee of the Board of Directors is responsible for the oversight, guidance, and monitoring of risks, including operational/technology/cyber risks, being taken by the Company.  The monitoring is accomplished through ongoing review of management reports, data on risks and policy limits, and consistent discussion on enterprise risk management strategies, policies, and risk assessments.
Regulatory/Compliance/Legal Risk
Regulatory/compliance/legal risk is the risk that the Company violated or was not in compliance with applicable laws, regulations or practices, industry standards, or ethical standards.  The legal portion assesses the risk that unenforceable contracts, lawsuits, or adverse judgments can disrupt or otherwise negatively impact the Company.  The Board of Directors expects that we will perform business in a manner compliant with applicable laws and/or regulations and expects issues to be identified, analyzed, and remediated in a timely and complete manner.
OFF-BALANCE SHEET ARRANGEMENTS
Off-balance sheet arrangements include commitments to extend credit and financial guarantees.  Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers.  Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $3.720 billion and standby letters of credit totaled $86.9 million at December 31, 2020.  At December 31, 2020, approximately $3.463 billion of the loan commitments had fixed rates and $257.8 million had floating rates, with the floating interest rates ranging from 0% to 14%.  At December 31, 2019, loan commitments were $2.779 billion and standby letters of credit totaled $87.8 million.  The term of these off-balance sheet arrangements is typically one year or less.
Old National is a party in risk participation transactions of interest rate swaps, which had total notional amount of $54.3 million at December 31, 2020.
CONTRACTUAL OBLIGATIONS, COMMITMENTS, AND CONTINGENT LIABILITIES
The following table presents our significant fixed and determinable contractual obligations and significant commitments at December 31, 2020.  Further discussion of each obligation or commitment is included in the referenced note to the consolidated financial statements.

		Payments Due In
(dollars in thousands)	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without stated maturity		$15,814,583	$—	$—	$—	$15,814,583
IRAs, consumer, and brokered certificates of deposit	10	825,822	221,754	68,227	7,067	1,122,870
Federal funds purchased and interbank borrowings		1,166	—	—	—	1,166
Securities sold under agreements to repurchase	11	431,166	—	—	—	431,166
Federal Home Loan Bank advances	12	95,000	29,160	625,000	1,242,275	1,991,435
Other borrowings	13	1,025	2,205	177,368	72,189	252,787
Fixed interest payments (1)		35,103	67,931	54,941	60,375	218,350
Operating leases	6	14,245	22,775	16,482	50,462	103,964
Other long-term liabilities (2)		27,093	2,963	44	5	30,105
(1)Our senior notes, subordinated notes, certain trust preferred securities, and certain FHLB advances have fixed rates ranging from 0.14% to 4.96%. All of our other long-term debt is at LIBOR based variable rates at December 31, 2020. The projected variable interest assumes no increase in LIBOR rates from December 31, 2020.
(2)Includes unfunded commitments on qualified affordable housing projects and other tax credit investments.
We rent certain premises and equipment under operating leases.  See Note 6 to the consolidated financial statements for additional information on long-term lease arrangements.
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
In addition, liabilities recorded under FASB ASC 740-10 (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109) are not included in the table because the amount and timing of any cash payments cannot be reasonably estimated.  Further discussion of income taxes and liabilities is included in Note 15 to the consolidated financial statements.
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
Goodwill
•Description.  For acquisitions, we are required to record the assets acquired, including identified intangible assets such as goodwill, and the liabilities assumed at their fair value.  These often involve estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques that may include estimates of attrition, inflation, asset growth rates, or other relevant factors.  The carrying value of goodwill recorded must be reviewed for impairment on an annual basis, as well as on an interim basis if events or changes indicate that the asset might be impaired.  An impairment loss must be recognized for any excess of carrying value over fair value of the goodwill.
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
•Pandemic. A prolonged COVID-19 outbreak, or any other epidemic that harms the global economy, U.S. economy, or the economies in which we operate could adversely affect our operations. Based on the required annual impairment test as of August 31, 2020, we have concluded that our goodwill was not impaired. On a quarterly basis, we will continue to evaluate our qualitative assessment assumptions, which are subject to risks and uncertainties, including: (1) forecasted revenues, expenses, and cash flows; (2) current discount rates; (3) our market capitalization; (4) observable market transactions and multiples; (5) changes to the regulatory environment; and (6) the nature and amount of government support that has been and is expected to be provided in the future. A prolonged economic downturn or deterioration in the economic outlook may lead management to conclude that an interim quantitative impairment test of our goodwill is required prior to the annual impairment test conducted on August 31.
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
Income Taxes
•Description.  We are subject to the income tax laws of the U.S., its states, and the municipalities in which we operate.  These tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities.  We review income tax expense and the carrying value of deferred tax assets quarterly; and as new information becomes available, the balances are adjusted as appropriate.  FASB ASC 740-10 (FIN 48) prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.  See Note 15 to the consolidated financial statements for a further description of our provision and related income tax assets and liabilities.

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
Old National’s management assessed the effectiveness of Old National’s internal control over financial reporting as of December 31, 2020.  In making this assessment, management used the criteria established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on that assessment Old National has concluded that, as of December 31, 2020, Old National’s internal control over financial reporting is effective.  Old National’s independent registered public accounting firm has audited the effectiveness of Old National’s internal control over financial reporting as of December 31, 2020 as stated in their report which follows.

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Old National Bancorp
Evansville, Indiana

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Old National Bancorp (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2020 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification No. 326, Financial Instruments – Credit Losses (ASC 326). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Allowance for Credit Losses and Provision Expense

In accordance with Accounting Standards Update (the “ASU”) 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company adopted Accounting Standards Codification (“ASC”) 326 as of January 1, 2020 as described in Notes 1 and 3 of the consolidated financial statements using the modified retrospective method. See also the explanatory paragraph above. The allowance for credit losses (the “ACL”) is an accounting estimate of expected credit losses over the contractual life of financial assets carried at amortized cost and off-balance-sheet credit exposures. The ASU requires a financial asset (or a group of financial assets), including the Company's loan portfolio, measured at amortized cost to be presented at the net amount expected to be collected. Estimates of expected credit losses for loans are based on historical experience, current conditions and reasonable and supportable forecasts over the expected life of the loans. In order to estimate the expected credit losses, the Company implemented several new loss estimation models. The Company disclosed the impact of adoption of this standard on January 1, 2020 with a $41.3 million increase to the allowance for credit losses, a $4.5 million increase for unfunded loan commitments and a $31.1 million decrease to retained earnings for the cumulative effect adjustment recorded upon adoption. Provision expense for the year ending December 31, 2020 was $38.4 million and the Allowance for Credit Losses at December 31, 2020 was $131.4 million.

The Company utilizes a discounted cash flow (“DCF”) approach with probability of default (“PD”) methodology. The PD regression models use combinations of variables to assess risk including unsystematic risk to help gauge the risk of default from an individual borrower and variables for systematic risk applicable to all borrowers. Other assumptions used to determine the quantitative allowance include the loss given default (LGD), which is defined as credit loss incurred when an obligor of the bank defaults, and prepayment assumptions. Expected cashflows are created for each loan using reasonable and supportable forecasts and discounted using the loan’s effective yield. The discounted sum of expected cashflows is then compared to the amortized cost and any shortfall is recorded as a component of the ACL. Qualitative adjustments are applied to the quantitative component to adjust for factors such as current conditions.

The Allowance for Credit Losses was identified by us as a critical audit matter because of the extent of auditor judgment applied and significant audit effort to evaluate the significant subjective and complex judgments made by management throughout the initial adoption and subsequent application processes, including the need to involve our valuation services specialists. The principal considerations resulting in our determination included the following:

•Significant auditor judgment and audit effort to evaluate the appropriateness of selection of the loss estimation models and PD regression models, appropriateness of loan segmentation, and the reasonableness of PD and LGD assumptions.
•Significant auditor judgment in evaluating the selection and application of the reasonable and supportable forecast of economic variables.
•Significant auditor judgement and effort were used in evaluating the qualitative factors used in the calculation.
•Significant audit effort related to the completeness and accuracy of the high volume of data used to develop assumptions and in the model computation

The primary procedures performed to address the critical audit matter included:

•Testing the effectiveness of management’s internal controls over the Company’s significant model assumptions and judgments, loan segmentation, reasonable and supportable forecasts, qualitative factor adjustments, information systems and model validation
•Testing the effectiveness of controls over the completeness and accuracy of historical inputs used in the development of the PD models and LGD assumptions, data imputation, use of third-party data, and loan data used in the computation
•Testing the effectiveness of controls over the Company’s preparation and review of the allowance for credit loss calculation, including data used as the basis for adjustments related to the qualitative factors, the development and reasonableness of qualitative factors and mathematical accuracy and appropriateness of the overall calculation;
•With the assistance of our valuation specialists, evaluating the reasonableness of assumptions and judgments related to the PD, LGD and loan segmentation, the conceptual design of the credit loss estimation models, model assumption sensitivity analysis and the adequacy of the independent model validation
•Evaluating management’s judgments in the selection and application of reasonable and supportable forecast of economic variables
•Substantively testing management’s process for developing the qualitative factors and assessing reasonableness, relevance and reliability of data used to develop factors, including evaluating their judgments and assumptions for reasonableness.
•Substantively testing the mathematical accuracy of the discounted cash flow model at a loan level with the assistance of valuation services, including the completeness and accuracy of loan data used in the model.

Crowe LLP
We have served as the Company's auditor since 2005, which is the year the engagement letter was signed for the audit of the 2006 financial statements.

Louisville, Kentucky
February 10, 2021

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars and shares in thousands, except per share data)	2020	2019
Assets
Cash and due from banks	$268,208	$234,766
Money market and other interest-earning investments	321,504	41,571
Total cash and cash equivalents	589,712	276,337
Equity securities, at fair value	2,547	6,842
Investment securities - available-for-sale, at fair value:
U.S. Treasury	10,208	17,682
U.S. government-sponsored entities and agencies	841,988	592,984
Mortgage-backed securities	3,339,098	3,183,861
States and political subdivisions	1,492,162	1,275,643
Other securities	286,659	314,921
Total investment securities - available-for-sale	5,970,115	5,385,091
Federal Home Loan Bank/Federal Reserve Bank stock, at cost	169,433	164,099
Loans held for sale, at fair value	63,250	46,898
Loans:
Commercial	3,956,422	2,890,296
Commercial real estate	5,946,512	5,166,792
Residential real estate	2,248,422	2,334,289
Consumer credit, net of unearned income	1,635,123	1,726,147
Total loans, net of unearned income	13,786,479	12,117,524
Allowance for loan losses (1)	(131,388)	(54,619)
Net loans	13,655,091	12,062,905
Premises and equipment, net	464,408	490,925
Operating lease right-of-use assets	76,197	95,477
Accrued interest receivable	85,306	85,123
Goodwill	1,036,994	1,036,994
Other intangible assets	46,014	60,105
Company-owned life insurance	456,110	448,967
Other assets	345,445	251,904
Total assets	$22,960,622	$20,411,667
Liabilities
Deposits:
Noninterest-bearing demand	$5,633,672	$4,042,286
Interest-bearing:
Checking and NOW	4,877,046	4,149,639
Savings	3,395,747	2,845,423
Money market	1,908,118	1,833,819
Other time deposits	1,103,313	1,589,988
Brokered deposits	119,557	92,242
Total deposits	17,037,453	14,553,397
Federal funds purchased and interbank borrowings	1,166	350,414
Securities sold under agreements to repurchase	431,166	327,782
Federal Home Loan Bank advances	1,991,435	1,822,847
Other borrowings	252,787	243,685
Operating lease liabilities	86,598	99,500
Accrued expenses and other liabilities	187,361	161,589
Total liabilities	19,987,966	17,559,214
Commitments and contingencies (Note 20)
Shareholders' Equity
Preferred stock, series A, 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $1.00 per share stated value, 300,000 shares authorized, 165,367 and 169,616 shares issued and outstanding, respectively	165,367	169,616
Capital surplus	1,875,626	1,944,445
Retained earnings	783,892	682,185
Accumulated other comprehensive income (loss), net of tax	147,771	56,207
Total shareholders' equity	2,972,656	2,852,453
Total liabilities and shareholders' equity	$22,960,622	$20,411,667
(1)Beginning January 1, 2020, calculation is based on current expected loss methodology. Prior to January 1, 2020, calculation was based on incurred loss methodology.
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(dollars and shares in thousands, except per share data)	2020	2019	2018
Interest Income
Loans including fees:
Taxable	$515,980	$569,718	$508,293
Nontaxable	13,908	15,919	16,299
Investment securities:
Taxable	98,953	113,832	80,168
Nontaxable	33,899	29,248	26,655
Money market and other interest-earning investments	568	1,670	630
Total interest income	663,308	730,387	632,045
Interest Expense
Deposits	28,169	69,364	41,277
Federal funds purchased and interbank borrowings	1,296	5,656	4,793
Securities sold under agreements to repurchase	854	2,517	1,962
Federal Home Loan Bank advances	27,274	37,452	34,925
Other borrowings	9,621	11,125	11,486
Total interest expense	67,214	126,114	94,443
Net interest income	596,094	604,273	537,602
Provision for loan losses (1)	38,395	4,747	6,966
Net interest income after provision for loan losses	557,699	599,526	530,636
Noninterest Income
Wealth management fees	36,806	37,072	36,863
Service charges on deposit accounts	35,081	44,915	44,026
Debit card and ATM fees	20,178	21,652	20,216
Mortgage banking revenue	62,775	26,622	17,657
Investment product fees	21,614	21,785	20,539
Capital markets income	22,480	13,270	4,934
Company-owned life insurance	12,031	11,539	10,584
Debt securities gains (losses), net	10,767	1,923	2,060
Net gain on banking center divestitures	—	—	13,989
Other income	17,542	20,539	24,437
Total noninterest income	239,274	199,317	195,305
Noninterest Expense
Salaries and employee benefits	293,590	289,452	281,275
Occupancy	55,316	55,255	51,941
Equipment	16,690	16,903	14,861
Marketing	10,874	15,898	15,847
Data processing	41,086	37,589	36,170
Communication	9,731	10,702	10,846
Professional fees	15,755	22,854	14,503
FDIC assessment	6,722	6,030	10,638
Amortization of intangibles	14,091	16,911	14,442
Amortization of tax credit investments	18,788	2,749	22,949
Other expense	58,774	34,144	43,789
Total noninterest expense	541,417	508,487	517,261
Income before income taxes	255,556	290,356	208,680
Income tax expense	29,147	52,150	17,850
Net income	$226,409	$238,206	$190,830
Net income per common share - basic	1.37	1.39	1.23
Net income per common share - diluted	1.36	1.38	1.22
Weighted average number of common shares outstanding - basic	165,509	171,907	155,675
Weighted average number of common shares outstanding - diluted	166,177	172,687	156,539
Dividends per common share	0.56	0.52	0.52
(1)Beginning January 1, 2020, calculation is based on current expected loss methodology. Prior to January 1, 2020, calculation was based on incurred loss methodology.
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Net income	$226,409	$238,206	$190,830

Other comprehensive income (loss):

Change in debt securities available-for-sale:
Unrealized holding gains (losses) for the period	125,214	123,006	(4,769)
Reclassification for securities transferred to held-to-maturity	—	—	14,007
Reclassification adjustment for securities (gains) losses realized in income	(10,767)	(1,923)	(2,060)
Income tax effect	(25,243)	(27,604)	(1,386)
Unrealized gains (losses) on available-for-sale debt securities	89,204	93,479	5,792

Change in securities held-to-maturity:
Adjustment for securities transferred to available-for-sale	—	8,200	19,412
Adjustment for securities transferred from available-for-sale	—	—	(14,007)
Amortization of unrealized losses on securities transferred from available-for-sale	—	2,812	2,181
Income tax effect	—	(2,497)	(1,394)
Changes from securities held-to-maturity	—	8,515	6,192

Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	8,261	(543)	5,145
Reclassification adjustment for (gains) losses realized in net income	(5,153)	(596)	150
Income tax effect	(764)	280	(1,298)
Changes from cash flow hedges	2,344	(859)	3,997

Defined benefit pension plans:
Amortization of net loss recognized in income	21	30	191
Income tax effect	(5)	(8)	(47)
Changes from defined benefit pension plans	16	22	144
Other comprehensive income (loss), net of tax	91,564	101,157	16,125
Comprehensive income	$317,973	$339,363	$206,955
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(dollars in thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2017	$152,040	$1,639,499	$413,130	$(50,272)	$2,154,397
Cumulative effect of change in accounting principles	—	—	(4,127)	(52)	(4,179)
Balance, January 1, 2018	152,040	1,639,499	409,003	(50,324)	2,150,218
Reclassification of certain tax effects related to the Tax Cuts and Jobs Act of 2017	—	—	10,751	(10,751)	—
Net income	—	—	190,830	—	190,830
Other comprehensive income (loss)	—	—	—	16,125	16,125
Acquisition of Klein Financial, Inc.	22,772	383,702	—	—	406,474
Dividends - common stock ($0.52 per share)	—	—	(82,161)	—	(82,161)
Common stock issued	29	468	—	—	497
Common stock repurchased	(104)	(1,701)	—	—	(1,805)
Share-based compensation expense	—	8,118	—	—	8,118
Stock activity under incentive compensation plans	404	1,609	(739)	—	1,274
Balance, December 31, 2018	175,141	2,031,695	527,684	(44,950)	2,689,570
Cumulative effect of change in accounting principles	—	—	6,322	—	6,322
Balance, January 1, 2019	175,141	2,031,695	534,006	(44,950)	2,695,892
Net income	—	—	238,206	—	238,206
Other comprehensive income (loss)	—	—	—	101,157	101,157
Dividends - common stock ($0.52 per share)	—	—	(89,474)	—	(89,474)
Common stock issued	36	531	—	—	567
Common stock repurchased	(6,174)	(96,239)	—	—	(102,413)
Share-based compensation expense	—	7,993	—	—	7,993
Stock activity under incentive compensation plans	613	465	(553)	—	525
Balance, December 31, 2019	169,616	1,944,445	682,185	56,207	2,852,453
Cumulative effect of change in accounting principles (Note 1)	—	—	(31,150)	—	(31,150)
Balance, January 1, 2020	169,616	1,944,445	651,035	56,207	2,821,303
Net income	—	—	226,409	—	226,409
Other comprehensive income (loss)	—	—	—	91,564	91,564
Dividends - common stock ($0.56 per share)	—	—	(92,946)	—	(92,946)
Common stock issued	43	534	—	—	577
Common stock repurchased	(5,115)	(77,243)	—	—	(82,358)
Share-based compensation expense	—	7,707	—	—	7,707
Stock activity under incentive compensation plans	823	183	(606)	—	400
Balance, December 31, 2020	$165,367	$1,875,626	$783,892	$147,771	$2,972,656
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Cash Flows From Operating Activities
Net income	$226,409	$238,206	$190,830
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	28,911	26,719	23,773
Amortization of other intangible assets	14,091	16,911	14,442
Amortization of tax credit investments	18,788	2,749	22,949
Net premium amortization on investment securities	18,798	19,210	14,384
Accretion income related to acquired loans	(23,331)	(42,772)	(40,598)
Share-based compensation expense	7,707	7,993	8,118
Excess tax (benefit) expense on share-based compensation	(766)	(1,069)	401
Provision for loan losses	38,395	4,747	6,966
Debt securities (gains) losses, net	(10,767)	(1,923)	(2,060)
Net gain on banking center divestitures	—	—	(13,989)
Net (gains) losses on sales of loans and other assets	(23,787)	(7,370)	(2,290)
Increase in cash surrender value of company-owned life insurance	(12,031)	(11,539)	(10,584)
Residential real estate loans originated for sale	(1,432,488)	(854,848)	(501,999)
Proceeds from sales of residential real estate loans	1,455,067	834,024	514,891
(Increase) decrease in interest receivable	(183)	4,340	2,038
(Increase) decrease in other assets	(105,203)	23,322	8,578
Increase (decrease) in accrued expenses and other liabilities	20,210	(24,944)	(1,443)
Net cash flows provided by (used in) operating activities	219,820	233,756	234,407
Cash Flows From Investing Activities
Cash received (paid) from acquisitions, net	—	—	60,759
Payments related to banking center divestitures	—	—	(210,659)
Purchases of investment securities available-for-sale	(2,803,406)	(2,366,089)	(663,338)
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	(10,025)	(21,142)	(23,066)
Proceeds from maturities, prepayments, and calls of investment securities available-for-sale	1,990,383	1,175,272	419,270
Proceeds from sales of investment securities available-for-sale	299,885	424,140	139,364
Proceeds from maturities, prepayments, and calls of investment securities held-to-maturity	—	115,648	55,520
Proceeds from sales of investment securities held-to-maturity	—	9,921	—
Proceeds from sales of Federal Home Loan Bank/Federal Reserve Bank stock	4,691	23	2,409
Proceeds from sales of equity securities	39,296	130	128
Proceeds from sale of student loan portfolio	—	—	70,674
Loan originations and payments, net	(1,644,119)	163,551	(102,928)
Proceeds from company-owned life insurance death benefits	4,888	6,796	6,501
Proceeds from sale of premises and equipment and other assets	7,826	3,769	7,341
Purchases of premises and equipment and other assets	(30,871)	(37,423)	(33,391)
Net cash flows provided by (used in) investing activities	(2,141,452)	(525,404)	(271,416)
Cash Flows From Financing Activities
Net increase (decrease) in:
Deposits	2,484,056	203,448	261,551
Federal funds purchased and interbank borrowings	(349,248)	80,279	(64,898)
Securities sold under agreements to repurchase	103,384	(34,512)	(41,997)
Other borrowings	4,171	(4,377)	(1,505)
Payments for maturities of Federal Home Loan Bank advances	(751,505)	(377,978)	(1,001,888)
Payments for modification of Federal Home Loan Bank advances	(31,124)	—	—
Proceeds from Federal Home Loan Bank advances	950,000	575,000	995,000
Cash dividends paid on common stock	(92,946)	(89,474)	(82,161)
Common stock repurchased	(82,358)	(102,413)	(1,805)
Proceeds from exercise of stock options	—	280	948
Common stock issued	577	567	497
Net cash flows provided by (used in) financing activities	2,235,007	250,820	63,742
Net increase (decrease) in cash and cash equivalents	313,375	(40,828)	26,733
Cash and cash equivalents at beginning of period	276,337	317,165	290,432
Cash and cash equivalents at end of period	$589,712	$276,337	$317,165
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NATURE OF OPERATIONS
Old National Bancorp, a financial holding company headquartered in Evansville, Indiana, operates primarily in Indiana, Kentucky, Michigan, Minnesota, and Wisconsin.  Its principal subsidiary is Old National Bank.  Through its bank and non-bank affiliates, Old National Bancorp provides to its clients an array of financial services including loan, deposit, wealth management, investment consulting, and investment products.
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
Equity Securities
Equity securities consist of mutual funds held in trusts associated with deferred compensation plans for former directors and executives.  These mutual funds are recorded as equity securities at fair value.  Gains and losses are included in other income in 2020 and 2019 and net securities gains in 2018.
Investment Securities
Old National classified all of its debt investment securities as available-for-sale at December 31, 2020.  Debt securities classified as available-for-sale are recorded at fair value with the unrealized gains and losses, net of tax effect, recorded in other comprehensive income.  Realized gains and losses affect income and the prior fair value adjustments are reclassified within shareholders’ equity.  Prior to the fourth quarter of 2019, Old National also had debt securities classified as held-to-maturity.  Debt securities classified as held-to-maturity, which management had the intent and ability to hold to maturity, were reported at amortized cost.  Interest income included amortization of purchase premiums or discounts.  Premiums and discounts were amortized on the level-yield method.  Anticipated prepayments were considered when amortizing premiums and discounts on mortgage backed securities.  Gains and losses on the sale of available-for-sale debt securities are determined using the specific-identification method.
Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. Accrued interest receivable on available-for-sale debt securities is excluded from the estimate of credit losses.

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
Loans Held for Sale
Loans that Old National has originated with an intent to sell are classified as loans held for sale and are recorded at fair value, determined individually, as of the balance sheet date.  The loan’s fair value includes the servicing value of the loans as well as any accrued interest. Conventional mortgage production is sold on a servicing retained basis.  Certain loans, such as government guaranteed mortgage loans are sold on servicing released basis. Mortgage loans held for immediate sale in the secondary market were $63.3 million at December 31, 2020, compared to $46.9 million at December 31, 2019.
Loans
Loans that Old National intends to hold for investment purposes are classified as portfolio loans.  Portfolio loans are carried at the principal balance outstanding, net of earned interest, purchase premiums or discounts, deferred loan fees and costs, and an allowance for credit losses.  Interest income is accrued on the principal balances of loans outstanding.  For all loan classes, a loan is generally placed on nonaccrual status when principal or interest becomes 90 days past due unless it is well secured and in the process of collection, or earlier when concern exists as to the ultimate collectability of principal or interest. Interest accrued but not received is reversed against earnings. Cash interest received on these loans is applied to the principal balance until the principal is recovered or until the loan returns to accrual status. Loans may be returned to accrual status when all the principal and interest amounts contractually due are brought current, remain current for a prescribed period, and future payments are reasonably assured.
Old National has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. PCD loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and initial allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is accreted or amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through provision for credit losses.

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
The allowance for credit loss estimation process involves procedures to appropriately consider the unique characteristics of the loan portfolio segments. These segments are further disaggregated into loan classes based on the level at which credit risk is monitored. When computing the level of expected credit losses, credit loss assumptions are estimated using a model that categorizes loan pools based on loss history, delinquency status, and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods evaluations of the overall loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and credit loss expense in those future periods.

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
We utilize a discounted cashflow approach to determine the allowance for credit losses for performing loans and nonperforming loans. Expected cashflows are created for each loan and discounted using the effective yield. The discounted sum of expected cashflows is then compared to the amortized cost and any shortfall is recorded as reserve. Expected cashflows are created using a combination of contractual payment schedules, calculated PDs, LGD, and prepayment assumptions as well as qualitative factors. For the commercial and commercial real estate loans, the PD is forecast using a regression model to determine the likelihood of a loan moving into nonaccrual within the time horizon. For residential and consumer loans, the PD is forecast using a regression model to determine the likelihood of a loan being charged-off within the time horizon. The regression models use combinations of variables to assess systematic and unsystematic risk. Variables used for unsystematic risk are borrower specific and help to gauge the risk of default from an individual borrower. Variables for systematic risk, risk inherent to all borrowers, come from the use of forward-looking economic forecasts and include variables such as unemployment rate, gross domestic product, and house price index. The LGD is defined as credit loss incurred when an obligor of the bank defaults. Qualitative factors include items such as changes in lending policies or procedures and economic uncertainty in forward-looking forecasts.
Further information regarding Old National’s policies and methodology used to estimate the allowance for credit losses for loans is presented in Note 3.
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
Goodwill and Other Intangible Assets
The excess of the cost of acquired entities over the fair value of identifiable assets acquired less liabilities assumed is recorded as goodwill.  Amortization of goodwill and indefinite-lived assets is not recorded.  However, the recoverability of goodwill and other intangible assets are tested annually for impairment.  Other intangible assets, including core deposits and customer business relationships, are amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years.
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
Loan Servicing Rights
When loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gain on sales of loans.  Fair value is based on market prices for comparable servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.  All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Loan servicing rights are included in other assets on the balance sheet.
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
Old National formally documents all relationships between derivatives and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions.  This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.  Old National also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of the hedged items.  Old National discontinues hedge accounting prospectively when it is determined that (1) the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item; (2) the derivative expires, is sold, or terminated; (3) the derivative instrument is de-designated as a hedge because the forecasted transaction is no longer probable of occurring; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management otherwise determines that designation of the derivative as a hedging instrument is no longer appropriate.
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
Credit-Related Financial Instruments
In the ordinary course of business, Old National’s bank subsidiary has entered into credit-related financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit.  The notional amount of these commitments is not reflected in the consolidated financial statements until they are funded. Old National maintains an allowance for credit losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a drawdown on the commitment. The allowance for credit losses on unfunded loan commitments is classified as a liability account on the balance sheet and is adjusted as a provision for credit loss expense included in other expense.
Repossessed Collateral
Other real estate owned and repossessed personal property are initially recorded at the fair value of the property less estimated cost to sell and are included in other assets on the balance sheet.  Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through the completion of a deed in lieu of foreclosure or through a similar legal agreement.  Any excess recorded investment over the fair value of the property received is charged to the allowance for credit losses.  Any subsequent write-downs are recorded in noninterest expense, as are the costs of operating the properties.  Gains or losses resulting from the sale of collateral are recognized in noninterest expense at the date of sale.
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

Share-Based Compensation
Compensation cost is recognized for stock options, stock appreciation rights, and restricted stock awards and units issued to employees based on the fair value of these awards at the date of grant.  A Black-Scholes model is utilized to estimate the fair value of stock options and appreciation rights, while the market price of our Common Stock at the date of grant is used for restricted stock awards. A third party provider is used to value certain restricted stock units where the performance measure is based on total shareholder return.  Compensation expense is recognized over the required service period.  Forfeitures are recognized as they occur.
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

The following table summarizes supplemental cash flow information:

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Cash payments:
Interest	$70,043	$127,713	$91,813
Income taxes (net of refunds)	24,436	5,494	(2,505)

Noncash Investing and Financing Activities:
Securities transferred from held-to-maturity to available-for-sale	—	381,992	447,026
Securities transferred from available-for-sale to held-to-maturity	—	—	323,990
Transfer of premises and equipment to assets held for sale	16,661	2,689	9,634
Operating lease right-of-use assets obtained in exchange for lease obligations	(116)	113,498	—
Finance lease right-of-use assets obtained in exchange for lease obligations	5,225	7,871	—
The following table summarizes the common shares issued and resultant value of total shareholders’ equity associated with acquisitions:

(dollars and shares in thousands)	Shares of Common Stock	Total Shareholders' Equity
Year Ended December 31, 2018
Acquisition of Klein	22,772	$406,474
There were no acquisitions during 2020 or 2019.

Business Combinations

Old National accounts for business combinations using the acquisition method of accounting.  The accounts of an acquired entity are included as of the date of acquisition, and any excess of purchase price over the fair value of the net assets acquired is capitalized as goodwill.  Old National typically issues Common Stock and/or pays cash for an acquisition, depending on the terms of the acquisition agreement.  The value of Common Stock issued is determined based on the market price of the stock as of the closing of the acquisition.  Acquisition costs are expensed when incurred.
Impact of Accounting Changes

Accounting Guidance Adopted in 2020

FASB ASC 326 – In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and all related subsequent amendments thereto (“ASC 326” or “Topic 326”). The main objective of this amendment is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments within its scope, including loans held for investment purposes and other commitments to extend credit held by a reporting entity at each reporting date. The amendment requires the measurement of all expected credit losses for the in-scope financial assets at the date of origination or acquisition, and at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to enhance their credit loss estimates. The amendment requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The current expected credit loss measurement will be used to estimate the allowance for credit losses over the life of the financial assets. The amendments in this update became effective for annual periods and interim periods within those annual periods beginning after December 15, 2019.

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

We adopted CECL using the prospective transition approach for financial assets purchased with credit deterioration that were previously classified as purchased credit impaired and accounted for under ASC 310-30. In accordance with the standard, we did not reassess whether PCI assets met the definition of PCD assets as of the date of adoption. On January 1, 2020, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $4.5 million to the allowance for credit losses for loans. The remaining noncredit discount in the amount of $11.8 million (based on the adjusted amortized cost basis) will be accreted into interest income at the effective interest rate as of January 1, 2020.

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

In November 2019, the FASB issued 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, to make improvements to the credit losses standard. Most significantly, the standard clarifies guidance around how to report expected recoveries for PCD assets. “Expected recoveries” describes a situation in which an organization recognizes a full or partial write-off of the amortized cost basis of a financial asset, but then later determines that the amount written off, or a portion of that amount, will in fact be recovered. This ASU permits organizations to record expected recoveries on PCD assets. In addition to other narrow technical improvements, the ASU also reinforces existing guidance that prohibits organizations from recognizing negative allowances for available-for-sale debt securities.

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

FASB ASC 326 and 842 – In February 2020, the FASB issued ASU No. 2020-02, Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). This ASU inserts a paragraph to address the November 2019 issuance of SEC SAB 119, Accounting for Loan Losses by Registrants Engaged in Lending Activities Subject to FASB ASC Topic 326. The SAB updates existing staff guidance on developing a systematic methodology for estimating credit losses, and it explains the documentation the staff typically would expect from registrants in support of estimates of current expected credit losses for lending activities, when material. The amendments in this update became effective upon issuance and did not have a material impact on the consolidated financial statements.

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
Old National believes the adoption of this guidance on activities subsequent to December 31, 2020 through December 31, 2022 will not have a material impact on the consolidated financial statements.

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
Guidance on Non-TDR Loan Modifications due to COVID-19 – On March 22, 2020, a statement was issued by our banking regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the “Interagency Statement”) that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act that passed on March 27, 2020 further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act terminates. Section 541 of the CAA extends this relief to the earlier of January 1, 2022 or 60 days after the national emergency termination date. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. In accordance with such guidance, we are offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term (180 days or less) modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. See Note 6 for further information on non-TDR loan modifications.
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
FASB ASC 310 – In October 2020, the FASB issued ASU No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs, to clarify that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, and early application is not permitted. Old National is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.
FASB ASC 470 – In October 2020, the FASB issued ASU No. 2020-09, Debt (Topic 470) Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762, which amends and supersedes various SEC paragraphs to reflect SEC Release No. 33-10762. That release amends the financial disclosure requirements applicable to registered debt offerings that include credit enhancements, such as subsidiary guarantees. These changes are intended to both improve the quality of disclosure and increase the likelihood that issuers will conduct debt offerings on a registered basis. The final rules are effective on January 4, 2021. Voluntary compliance with the final amendments in advance of January 4, 2021, will be permitted. The amendments will not have a material impact on the consolidated financial statements.
Codification Improvements – In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements. The amendments improve codification by having all disclosure-related guidance available in the disclosure sections of the codification. Prior to this ASU, various disclosure requirements or options to present information on the face of the financial statements or as a note to the financial statements were not included in the appropriate disclosure sections of the codification. The codification improvements also contain various other minor amendments to codification that are not expected to have a significant effect on current accounting practice. The amendments are effective for annual periods beginning after December 15, 2020, and early application is permitted.
NOTE 2 – INVESTMENT SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio and the corresponding amounts of unrealized gains, unrealized losses, and basis adjustments recognized in accumulated other comprehensive income (loss):

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Basis Adjustments	Fair Value
December 31, 2020
Available-for-Sale
U.S. Treasury	$9,909	$299	$—	$—	$10,208
U.S. government-sponsored entities and agencies	841,133	5,744	(3,921)	(968)	841,988
Mortgage-backed securities - Agency	3,249,002	91,086	(990)	—	3,339,098
States and political subdivisions	1,405,868	86,325	(31)	—	1,492,162
Pooled trust preferred securities	13,763	—	(5,850)	—	7,913
Other securities	265,079	14,260	(593)	—	278,746
Total available-for-sale securities	$5,784,754	$197,714	$(11,385)	$(968)	$5,970,115

December 31, 2019
Available-for-Sale
U.S. Treasury	$17,567	$117	$(2)	$—	$17,682
U.S. government-sponsored entities and agencies	596,595	1,027	(4,638)	—	592,984
Mortgage-backed securities - Agency	3,151,550	41,363	(9,052)	—	3,183,861
States and political subdivisions	1,232,497	44,193	(1,047)	—	1,275,643
Pooled trust preferred securities	13,811	—	(5,589)	—	8,222
Other securities	301,189	6,842	(1,332)	—	306,699
Total available-for-sale securities	$5,313,209	$93,542	$(21,660)	$—	$5,385,091
During the fourth quarter of 2019, Old National inadvertently sold six held-to-maturity classified municipal bond investment securities valued at $9.7 million for a gain of $0.3 million.  After the trade settled, Old National determined the sale of the held-to-maturity investment securities was not one of the permissible sale exceptions afforded by the current accounting guidance.  Accordingly, Old National reclassified the entire held-to-maturity portfolio totaling $382.0 million into the available-for-sale portfolio, which increased capital by $19.4 million.  The increase in capital included $13.0 million of unrealized holding gains at the date of transfer, net of tax, which is included on the consolidated statement of comprehensive income in unrealized holding gains (losses) on available-for-sale debt securities of $93.5 million for the year ended December 31, 2019.  Management does not expect to use the held-to-maturity category for at least two years from the date of the sale.

Proceeds from sales or calls of available-for-sale investment securities, the resulting realized gains and realized losses, and other securities gains or losses were as follows:

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Proceeds from sales of available-for-sale debt securities	$299,885	$424,140	$139,364
Proceeds from calls of available-for-sale debt securities	465,179	441,851	32,437
Total	$765,064	$865,991	$171,801

Realized gains on sales of available-for-sale debt securities	$11,172	$4,620	$3,259
Realized gains on calls of available-for-sale debt securities	121	93	283
Realized losses on sales of available-for-sale debt securities	(500)	(2,760)	(1,469)
Realized losses on calls of available-for-sale debt securities	(26)	(30)	(63)
Other securities gains (losses) (1)	—	—	50
Debt securities gains (losses), net	$10,767	$1,923	$2,060
(1)Other securities gains (losses) in 2018 included realized gains and losses of equity securities previously classified as trading securities.  For 2020 and 2019, gains (losses) on equity securities are included in other income.
Investment securities pledged to secure public and other funds had a carrying value of $2.427 billion at December 31, 2020 and $2.104 billion at December 31, 2019.
At December 31, 2020, Old National had a concentration of investment securities issued by certain states and their political subdivisions with the following aggregate market values: $515.6 million issued by Indiana, which represented 17.3% of shareholders’ equity, and $194.3 million issued by Texas, which represented 6.5% of shareholders’ equity. Of the Indiana municipal bonds, 99% are rated “A” or better, and the remaining 1% generally represent non-rated local interest bonds where Old National has a market presence.  All of the Texas municipal bonds are rated “A” or better, and the majority of issues are backed by the “AAA” rated State of Texas Permanent School Fund Guarantee Program.

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

	At December 31, 2020
(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Maturity
Available-for-Sale
Within one year	$353,414	$358,852	2.61%
One to five years	2,828,719	2,922,695	2.27%
Five to ten years	1,029,340	1,049,684	1.98%
Beyond ten years	1,573,281	1,638,884	2.90%
Total	$5,784,754	$5,970,115	2.41%
The following table summarizes the available-for-sale investment securities with unrealized losses for which an allowance for credit losses has not been recorded by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2020
Available-for-Sale
U.S. government-sponsored entities and agencies	$355,528	$(3,921)	$—	$—	$355,528	$(3,921)
Mortgage-backed securities - Agency	275,833	(895)	3,572	(95)	279,405	(990)
States and political subdivisions	3,497	(31)	—	—	3,497	(31)
Pooled trust preferred securities	—	—	7,913	(5,850)	7,913	(5,850)
Other securities	19,404	(70)	24,871	(523)	44,275	(593)
Total available-for-sale	$654,262	$(4,917)	$36,356	$(6,468)	$690,618	$(11,385)

December 31, 2019
Available-for-Sale
U.S. Treasury	$999	$(2)	$—	$—	$999	$(2)
U.S. government-sponsored entities and agencies	357,647	(4,638)	—	—	357,647	(4,638)
Mortgage-backed securities - Agency	786,245	(6,122)	212,056	(2,930)	998,301	(9,052)
States and political subdivisions	120,166	(1,016)	7,006	(31)	127,172	(1,047)
Pooled trust preferred securities	—	—	8,222	(5,589)	8,222	(5,589)
Other securities	30,765	(182)	87,066	(1,150)	117,831	(1,332)
Total available-for-sale	$1,295,822	$(11,960)	$314,350	$(9,700)	$1,610,172	$(21,660)
Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for sale debt securities that do not meet the criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale debt securities was needed at December 31, 2020. Accrued interest receivable on available-for-sale debt securities totaled $27.0 million at December 31, 2020 and is excluded from the estimate of credit losses.
The U.S. government sponsored entities and agencies and mortgage-backed securities – agency are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. Therefore, for those securities, we do not record expected credit losses.
Prior to the adoption of ASC 326, we did not record OTTI in 2019 or 2018.
At December 31, 2020, Old National’s securities portfolio consisted of 1,918 securities, 69 of which were in an unrealized loss position.  The unrealized losses attributable to our U.S. government-sponsored entities and agencies, agency mortgage-backed securities, states and political subdivisions, and other securities are the result of fluctuations in interest rates.  Our pooled trust preferred securities are discussed below.  At December 31, 2020, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.
Pooled Trust Preferred Securities
At December 31, 2020, our securities portfolio contained two pooled trust preferred securities with a fair value of $7.9 million and unrealized losses of $5.9 million.  These securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows.  For the years ended December 31, 2020 and 2019, we did not recognize any losses on these securities.
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

(dollars in thousands)	Class	Lowest Credit Rating (1)	Amortized Cost	Fair Value	Unrealized Gain/ (Loss)	# of Issuers Currently Performing/ Remaining	Actual Deferrals and Defaults as a % of Original Collateral	Expected Defaults as a % of Remaining Performing Collateral	Excess Subordination as a % of Current Performing Collateral
December 31, 2020
Pooled trust preferred securities:
Pretsl XXVII LTD	B	B	$4,223	$2,331	$(1,892)	32/41	14.4%	10.8%	35.1%
Trapeza Ser 13A	A2A	BBB	9,540	5,582	(3,958)	39/41	4.5%	6.4%	52.0%
			13,763	7,913	(5,850)
Single Issuer trust preferred securities:
JP Morgan Chase & Co		BBB-	4,809	4,463	(346)

Total			$18,572	$12,376	$(6,196)
(1)    Lowest rating for the security provided by any nationally recognized credit rating agency.
Equity Securities
Old National’s equity securities with readily determinable fair values totaled $2.5 million at December 31, 2020 and $6.8 million at December 31, 2019.  There were gains on equity securities of $1.4 million during 2020, $0.7 million during 2019, and $0.1 million during 2018.  Old National also has equity securities without readily determinable fair values that are included in other assets that totaled $105.8 million at December 31, 2020 and $91.4 million at December 31, 2019.  These are illiquid investments that consist of partnerships, limited liability companies, and other ownership interests that support affordable housing, economic development, and community revitalization initiatives in low-to-moderate income neighborhoods.  There were impairments on these securities totaling $117 thousand during 2020 and no impairments or adjustments in 2019 or 2018.

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans
Old National’s loans consist primarily of loans made to consumers and commercial clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling, and retailing.  Most of Old National’s lending activity occurs within our principal geographic markets of Indiana, Kentucky, Michigan, Minnesota, and Wisconsin.  Old National manages concentrations of credit exposure by industry, product, geography, customer relationship, and loan size.  While loans to lessors of both residential and non-residential real estate exceed 10% of total loans, no individual sub-segment category within those broader categories reaches the 10% threshold.
The loan categories used to monitor and analyze interest income and yields are different than the portfolio segments used to determine the allowance for credit losses for loans. The allowance for credit losses was calculated by pooling loans of similar credit risk characteristics and credit monitoring procedures. The four loan portfolios are classified into seven segments of loans - commercial, commercial real estate, BBCC, residential real estate, indirect, direct, and home equity. The commercial and commercial real estate loan categories shown on the balance sheet include the same pool of loans as the commercial, commercial real estate, and BBCC portfolio segments. The consumer loan category shown on the balance sheet is comprised of the same loans in the indirect, direct, and home equity portfolio segments. The composition of loans by portfolio segment as of December 31, 2020 follows:

	December 31, 2020	Segment	December 31, 2020
	Statement	Portfolio	After
(dollars in thousands)	Balance	Reclassifications	Reclassifications
Loans:
Commercial	$3,956,422	$(198,722)	$3,757,700
Commercial real estate	5,946,512	(171,701)	5,774,811
BBCC	N/A	370,423	370,423
Residential real estate	2,248,422	—	2,248,422
Consumer	1,635,123	(1,635,123)	N/A
Indirect	N/A	913,902	913,902
Direct	N/A	164,807	164,807
Home equity	N/A	556,414	556,414
Total	$13,786,479	$—	$13,786,479
The composition of loans by portfolio segment follows:

(dollars in thousands)	December 31, 2020	January 1, 2020
Commercial (1) (2)	$3,757,700	$2,817,833
Commercial real estate	5,774,811	4,890,890
BBCC	370,423	352,714
Residential real estate	2,248,422	2,334,394
Indirect	913,902	935,594
Direct	164,807	228,526
Home equity	556,414	562,051
Total loans	13,786,479	12,122,002
Allowance for credit losses	(131,388)	(95,966)
Net loans	$13,655,091	$12,026,036
(1)    Includes direct finance leases of $32.3 million at December 31, 2020 and $47.2 million at January 1, 2020.
(2)    Includes remaining PPP loans of $943.0 million at December 31, 2020.

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
Section 1102 of the CARES Act created the PPP, a program administered by the SBA to provide loans to small businesses for payroll and other basic expenses during the COVID-19 pandemic. Old National has participated in the PPP as a lender. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. Additionally, loan payments will also be deferred for the first six months of the loan term. The PPP commenced on April 3, 2020 and was available to qualified borrowers through August 8, 2020. No collateral or personal guarantees were required. Neither the government nor lenders are permitted to charge the recipients any fees. During 2020, Old National originated over 9,700 loans with balances in excess of $1.5 billion to new and existing customers through the PPP. At December 31, 2020, remaining PPP loans totaled $943.0 million.
On December 27, 2020, President Trump signed into law the CAA. The CAA, among other things, extends the life of the PPP, effectively creating a second round of PPP loans for eligible businesses. Old National is participating in the CAA’s second round of PPP lending. In mid-January Old National opened its lending portal and began processing PPP loan applications. Currently, Old National is focused on helping minority-owned business, women-owned business, not-for-profit entities, and existing first round PPP customers with the lending process. Additionally, section 541 of the CAA extends the relief provided by the CARES Act for financial institutions to suspend the GAAP accounting treatment for troubled debt restructuring to January 1, 2022.
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
At 222%, Old National Bank’s commercial real estate loans as a percentage of its risk-based capital remained well below the regulatory guideline limit of 300% at December 31, 2020.
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
Activity in related party loans is presented in the following table:

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Balance at beginning of period	$2,345	$9,310	$9,481
New loans	1,848	1,218	9,152
Repayments	(1,715)	(2,063)	(8,721)
Officer and director changes	(34)	(6,120)	(602)
Balance at end of period	$2,444	$2,345	$9,310
Allowance for Credit Losses
Loans
Credit quality within the loans held for investment portfolio is continuously monitored by management and is reflected within the allowance for credit losses for loans. The allowance for credit losses is an estimate of expected losses inherent within the Company’s loans held for investment portfolio. Credit quality is assessed and monitored by evaluating various attributes and the results of those evaluations are utilized in underwriting new loans and in our process for estimating expected credit losses. Expected credit loss inherent in non-cancelable off-balance-sheet credit exposures is accounted for as a separate liability included in other liabilities on the balance sheet. The allowance for credit losses for loans held for investment is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries. Old National has made a policy election to report accrued interest receivable as a separate line item on the balance sheet. Accrued interest receivable on loans totaled $57.3 million at December 31, 2020 and is excluded from the estimate of credit losses.

The allowance for credit loss estimation process involves procedures to appropriately consider the unique characteristics of its loan portfolio segments. These segments are further disaggregated into loan classes based on the level at which credit risk is monitored. When computing the level of expected credit losses, credit loss assumptions are estimated using a model that categorizes loan pools based on loss history, delinquency status, and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods evaluations of the overall loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and credit loss expense in those future periods.
The allowance level is influenced by loan volumes, loan AQR migration or delinquency status, changes in historical loss experience, and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. The methodology for estimating the amount of expected credit losses reported in the allowance for credit losses has two basic components: first, an asset-specific component involving individual loans that do not share risk characteristics with other loans and the measurement of expected credit losses for such individual loans; and second, a pooled component for estimated expected credit losses for pools of loans that share similar risk characteristics. See Note 1 for more information about CECL for loans and unfunded loan commitments.
The allowance for credit losses increased for the year ended December 31, 2020 primarily due to the implementation of ASC 326 and the macroeconomic factors surrounding the COVID-19 pandemic. The forecast scenario includes elevated unemployment, which is forecasted to increase slightly through the second quarter of 2021. The scenario also shows a slight decrease in nominal gross domestic product with a return to growth by the third quarter of 2021. In addition to these quantitative inputs, several qualitative factors were considered, including the risk that the economic decline, specifically unemployment and gross domestic product, prove to be more severe and/or prolonged than our baseline forecast. Also, the efficacy, distribution, and consumption of the vaccine along with new variants of the virus pose additional risk. The mitigating impact of any additional fiscal stimulus, including direct payments to individuals, increased unemployment benefits, as well as the various government sponsored loan programs, was also considered. Old National’s activity in the allowance for credit losses for loans by portfolio segment was as follows:

(dollars in thousands)	Balance at Beginning of Period	Impact of Adopting ASC 326	Sub-Total	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Year Ended December 31, 2020
Allowance for credit losses:
Commercial	$21,359	$7,150	$28,509	$(5,593)	$3,629	$4,022	$30,567
Commercial real estate	20,535	25,548	46,083	(4,323)	4,515	29,535	75,810
BBCC	2,279	3,702	5,981	(95)	140	94	6,120
Residential real estate	2,299	6,986	9,285	(824)	633	3,514	12,608
Indirect	5,319	(1,669)	3,650	(2,754)	1,922	762	3,580
Direct	1,863	(1,059)	804	(1,763)	819	995	855
Home equity	965	689	1,654	(201)	922	(527)	1,848
Total allowance for credit losses	$54,619	$41,347	$95,966	$(15,553)	$12,580	$38,395	$131,388
PPP loans were factored in the provision for credit losses for the year ended December 31, 2020; however, due to the SBA guaranty and our borrowers’ adherence to the PPP terms, the provision impact was insignificant.

Unfunded Loan Commitments
Old National maintains an allowance for credit losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a drawdown on the commitment. The allowance for credit losses on unfunded loan commitments is classified as a liability account on the balance sheet. Old National’s activity in the allowance for credit losses on unfunded loan commitments was as follows:

(dollars in thousands)	Year Ended December 31, 2020
Allowance for credit losses on unfunded loan commitments:
Balance at beginning of period	$2,656
Impact of adopting ASC 326	4,549
Sub-Total	7,205
Expense (reversal of expense) for credit losses	4,484
Balance at end of period	$11,689
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
Pass rated loans are those loans that are other than criticized, classified – substandard, classified – nonaccrual, or classified – doubtful.

The following table summarizes the risk category of commercial, commercial real estate, and BBCC loans by loan portfolio segment and class of loan:

	Risk Rating
(dollars in thousands)	Pass	Criticized	Classified - Substandard	Classified - Nonaccrual	Classified - Doubtful	Total
December 31, 2020
Commercial:
Term Loans at Amortized Cost by Origination Year:
Prior to 2016	$262,538	$5,369	$8,441	$4,379	$610	$281,337
2016	124,041	3,383	2,774	49	296	130,543
2017	227,710	9,508	9,836	6,951	2,748	256,753
2018	171,228	15,003	10,077	4,701	1,016	202,025
2019	420,736	9,603	6,369	3,754	—	440,462
2020	1,675,964	23,982	6,501	2,600	—	1,709,047
Revolving Loans	549,849	10,307	15,344	778	—	576,278
Revolving to Term Loans	148,508	2,685	3,049	7,013	—	161,255
Total	$3,580,574	$79,840	$62,391	$30,225	$4,670	$3,757,700

Commercial real estate:
Term Loans at Amortized Cost by Origination Year:
Prior to 2016	$513,658	$33,490	$8,665	$12,564	$3,274	$571,651
2016	496,086	17,648	5,308	1,635	19,283	539,960
2017	677,119	46,994	26,691	9,456	18,926	779,186
2018	749,102	26,464	13,565	5,393	—	794,524
2019	1,041,305	49,271	4,700	2,054	1,832	1,099,162
2020	1,537,226	6,874	11,451	1,408	—	1,556,959
Revolving Loans	28,122	—	—	—	—	28,122
Revolving to Term Loans	382,219	19,804	2,911	313	—	405,247
Total	$5,424,837	$200,545	$73,291	$32,823	$43,315	$5,774,811

BBCC:
Term Loans at Amortized Cost by Origination Year:
Prior to 2016	$5,327	$—	$—	$—	$30	$5,357
2016	24,946	643	33	—	—	25,622
2017	36,288	414	246	200	70	37,218
2018	49,875	621	195	134	847	51,672
2019	73,913	1,403	1,417	551	3	77,287
2020	94,828	1,599	233	161	—	96,821
Revolving Loans	52,393	868	317	89	—	53,667
Revolving to Term Loans	19,353	1,259	701	1,466	—	22,779
Total	$356,923	$6,807	$3,142	$2,601	$950	$370,423

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

	Payment Performance
(dollars in thousands)	Performing	Nonperforming	Total
December 31, 2020
Residential real estate:
Term Loans at Amortized Cost by Origination Year:
Prior to 2016	$620,999	$20,775	$641,774
2016	202,457	2,131	204,588
2017	190,376	892	191,268
2018	132,107	680	132,787
2019	453,132	251	453,383
2020	624,435	65	624,500
Revolving Loans	—	—	—
Revolving to Term Loans	122	—	122
Total	$2,223,628	$24,794	$2,248,422
Indirect:
Term Loans at Amortized Cost by Origination Year:
Prior to 2016	$21,088	$192	$21,280
2016	52,225	429	52,654
2017	96,587	666	97,253
2018	134,893	777	135,670
2019	253,514	443	253,957
2020	352,989	22	353,011
Revolving Loans	—	—	—
Revolving to Term Loans	77	—	77
Total	$911,373	$2,529	$913,902
Direct:
Term Loans at Amortized Cost by Origination Year:
Prior to 2016	$19,465	$526	$19,991
2016	8,527	247	8,774
2017	16,182	64	16,246
2018	30,510	171	30,681
2019	29,189	141	29,330
2020	32,499	22	32,521
Revolving Loans	26,028	4	26,032
Revolving to Term Loans	1,229	3	1,232
Total	$163,629	$1,178	$164,807
Home equity:
Term Loans at Amortized Cost by Origination Year:
Prior to 2016	$—	$116	$116
2016	238	11	249
2017	891	—	891
2018	444	—	444
2019	997	37	1,034
2020	1	—	1
Revolving Loans	529,275	94	529,369
Revolving to Term Loans	20,314	3,996	24,310
Total	$552,160	$4,254	$556,414

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
The following table presents the aging of the amortized cost basis in past due loans by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Current	Total Loans
December 31, 2020
Commercial	$2,977	$664	$2,100	$5,741	$3,751,959	$3,757,700
Commercial real estate	887	128	27,272	28,287	5,746,524	5,774,811
BBCC	894	882	61	1,837	368,586	370,423
Residential	11,639	3,296	7,666	22,601	2,225,821	2,248,422
Indirect	5,222	960	492	6,674	907,228	913,902
Direct	753	533	426	1,712	163,095	164,807
Home equity	1,075	377	1,663	3,115	553,299	556,414
Total	$23,447	$6,840	$39,680	$69,967	$13,716,512	$13,786,479
The following table presents the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing by class of loan:

	January 1, 2020	September 30, 2020	December 31, 2020
(dollars in thousands)	Nonaccrual Amortized Cost	Nonaccrual Amortized Cost	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing
Commercial	$40,103	$34,188	$34,895	$3,394	$122
Commercial real estate	58,350	67,859	76,138	22,152	20
BBCC	4,530	3,601	3,551	—	—
Residential	20,970	23,914	24,794	—	—
Indirect	3,318	2,619	2,529	—	12
Direct	1,303	1,264	1,178	27	13
Home equity	3,857	4,166	4,254	45	—
Total	$132,431	$137,611	$147,339	$25,618	$167
Interest income recognized on nonaccrual loans was insignificant during the year ended December 31, 2020.

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

	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Investment Securities/Cash	Auto	Other
December 31, 2020
Commercial	$8,976	$19,253	$5,379	$394	$893
Commercial Real Estate	60,844	472	1,137	—	13,685
BBCC	1,425	1,929	63	134	—
Residential	24,794	—	—	—	—
Indirect	—	—	—	2,529	—
Direct	901	—	2	235	29
Home equity	4,254	—	—	—	—
Total loans	$101,194	$21,654	$6,581	$3,292	$14,607

Loan Participations
Old National has loan participations, which qualify as participating interests, with other financial institutions.  At December 31, 2020, these loans totaled $1.043 billion, of which $478.9 million had been sold to other financial institutions and $563.6 million was retained by Old National.  The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.
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
When a residential or consumer loan is identified as a TDR, the loan is typically written down to its collateral value less selling costs.
The following table presents activity in TDRs:

(dollars in thousands)	Beginning Balance	(Charge-offs)/ Recoveries	(Payments)/ Disbursements	Additions	Ending Balance
Year Ended December 31, 2020
Commercial	$12,412	$633	$(4,557)	$2,602	$11,090
Commercial real estate	14,277	4,801	(8,502)	7,030	17,606
BBCC	578	(19)	(447)	—	112
Residential	3,107	—	(283)	—	2,824
Indirect	—	9	(9)	—	—
Direct	983	23	(267)	—	739
Home equity	381	3	(102)	—	282
Total	$31,738	$5,450	$(14,167)	$9,632	$32,653
TDRs included within nonaccrual loans totaled $14.9 million at December 31, 2020 and $13.8 million at December 31, 2019.  Old National has allocated specific reserves to customers whose loan terms have been modified as TDRs totaling $1.6 million at December 31, 2020 and $0.9 million at December 31, 2019.  At December 31, 2020, Old National had not committed to lend any additional funds to customers with outstanding loans that are classified as TDRs, compared to $2.3 million at December 31, 2019.
The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the years ended December 31, 2020, 2019, and 2018 are the same except for when the loan modifications involve the forgiveness of principal. The following table presents loans modified as TDRs that occurred during the years ended December 31, 2020, 2019, and 2018:

(dollars in thousands)	Total
Year Ended December 31, 2020
TDR:
Number of loans	4
Pre-modification outstanding recorded investment	$9,632
Post-modification outstanding recorded investment	9,632

Year Ended December 31, 2019
TDR:
Number of loans	14
Pre-modification outstanding recorded investment	$21,131
Post-modification outstanding recorded investment	21,131

Year Ended December 31, 2018
TDR:
Number of loans	10
Pre-modification outstanding recorded investment	$5,691
Post-modification outstanding recorded investment	5,691
The TDRs that occurred during 2020 increased the allowance for credit losses by $0.3 million and resulted in no charge-offs during 2020.  The TDRs that occurred during 2019 increased the allowance for loan losses by $2.0 million and resulted in $3.9 million in charge-offs during 2019.  The TDRs that occurred during 2018 did not have a material impact on the allowance for loan losses and resulted in no charge-offs during 2018.
A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

TDRs for which there was a payment default within twelve months following the modification during the year were insignificant in 2020, 2019, and 2018.
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
Non-TDR Loan Modifications due to COVID-19
On March 22, 2020, the Interagency Statement was issued by our banking regulators that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act terminates. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. In accordance with such guidance, we are offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term (180 days or less) modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. The table below presents these loan deferrals by loan category:

(dollars in thousands)	June 30, 2020 Deferrals Balance	September 30, 2020 Deferrals Balance	December 31, 2020 Deferrals Balance (1)	December 31, 2020 Number of Deferrals
Commercial and commercial real estate	$1,170,119	$125,603	$53,823	101
Residential real estate	78,639	1,654	1,855	6
Consumer	54,786	10,315	8,224	348
Total	$1,303,544	$137,572	$63,902	455
(1)    Includes second deferrals between 90 and 180 days totaling $6.3 million of commercial and commercial real estate loans and $0.6 million of consumer loans.

Allowance for Loan Losses (Prior to January 1, 2020)
Prior to the adoption of ASC 326 on January 1, 2020, Old National calculated allowance for loan losses using incurred losses methodology. The following tables are disclosures related to the allowance for loan losses in prior periods.

Old National’s activity in the allowance for loan losses was as follows:

(dollars in thousands)	Commercial	Commercial Real Estate	Residential	Consumer	Total
Year Ended December 31, 2019
Allowance for loan losses:
Balance at beginning of period	$21,742	$23,470	$2,277	$7,972	$55,461
Charge-offs	(3,819)	(2,846)	(661)	(7,463)	(14,789)
Recoveries	1,650	3,774	146	3,630	9,200
Provision	3,012	(2,810)	537	4,008	4,747
Balance at end of period	$22,585	$21,588	$2,299	$8,147	$54,619

Year Ended December 31, 2018
Allowance for loan losses:
Balance at beginning of period	$19,246	$21,436	$1,763	$7,936	$50,381
Charge-offs	(3,087)	(879)	(1,100)	(7,903)	(12,969)
Recoveries	1,519	2,740	2,118	4,706	11,083
Provision	4,064	173	(504)	3,233	6,966
Balance at end of period	$21,742	$23,470	$2,277	$7,972	$55,461
The following table disaggregates Old National’s allowance for credit losses and amortized cost basis in loans by measurement methodology:

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
The risk category or commercial and commercial real estate loans by class of loans was as follows:

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

The following table presents the recorded investment in residential and consumer loans based on payment activity:

		Consumer
(dollars in thousands)	Residential	Home Equity	Auto	Other
December 31, 2019
Performing	$2,311,670	$555,025	$1,013,760	$147,383
Nonperforming	22,619	3,996	3,527	2,456
Total	$2,334,289	$559,021	$1,017,287	$149,839
The following table presents Old National’s impaired loans at December 31, 2019. Only purchased loans that have experienced subsequent impairment since the date acquired (excluding loans acquired with deteriorated credit quality) are included in the table below.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2019
With no related allowance recorded:
Commercial	$23,227	$23,665	$—
Commercial Real Estate - Construction	12,929	12,929	—
Commercial Real Estate - Other	37,674	38,112	—
Residential	1,774	1,794	—
Consumer	403	568	—
With an allowance recorded:
Commercial	18,252	18,305	7,891
Commercial Real Estate - Other	12,685	12,685	1,006
Residential	1,201	1,201	39
Consumer	1,094	1,094	55
Total	$109,239	$110,353	$8,991
The average balance of impaired loans are included in the table below.

	Years Ended December 31,
(dollars in thousands)	2019	2018
Average Recorded Investment
With no related allowance recorded:
Commercial	$22,629	$21,295
Commercial Real Estate - Construction	6,465	—
Commercial Real Estate - Other	39,401	39,902
Residential	2,052	2,305
Consumer	923	832
With an allowance recorded:
Commercial	15,816	9,546
Commercial Real Estate - Construction	6,912	7,365
Commercial Real Estate - Other	20,420	27,317
Residential	981	840
Consumer	1,219	1,957
Total	$116,818	$111,359

Old National’s past due loans were as follows:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More and Accruing	Nonaccrual	Total Past Due	Current
December 31, 2019
Commercial	$1,489	$498	$—	$39,036	$41,023	$2,849,273
Commercial Real Estate:
Construction	187	—	—	12,929	13,116	699,976
Other	2,223	665	181	45,038	48,107	4,405,593
Residential	11,054	2,426	20	21,023	34,523	2,299,766
Consumer:
Home equity	1,020	554	107	3,785	5,466	553,555
Auto	7,704	919	154	3,527	12,304	1,004,983
Other	1,372	147	108	1,074	2,701	147,138
Total	$25,049	$5,209	$570	$126,412	$157,240	$11,960,284
The following table presents activity in TDRs:

(dollars in thousands)	Beginning Balance	(Charge-offs)/ Recoveries	(Payments)/ Disbursements	Additions	Ending Balance
Year Ended December 31, 2019
Commercial	$10,275	$(1,911)	$(3,733)	$10,231	$14,862
Commercial real estate	27,671	(2,112)	(23,182)	10,027	12,404
Residential	3,390	—	(971)	557	2,976
Consumer	2,374	13	(1,207)	316	1,496
Total	$43,710	$(4,010)	$(29,093)	$21,131	$31,738

Year Ended December 31, 2018
Commercial	$12,088	$(169)	$(5,188)	$3,544	$10,275
Commercial real estate	34,705	561	(8,808)	1,213	27,671
Residential	3,315	23	(450)	502	3,390
Consumer	3,895	16	(1,969)	432	2,374
Total	$54,003	$431	$(16,415)	$5,691	$43,710

NOTE 4 – OTHER REAL ESTATE OWNED
The following table presents activity in other real estate owned:

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Balance at beginning of period	$2,169	$3,232	$8,810
Additions (1)	965	1,192	2,025
Sales	(1,505)	(2,077)	(6,689)
Impairments	(305)	(178)	(914)
Balance at end of period (2)	$1,324	$2,169	$3,232
(1)     Additions in 2018 included other real estate owned of $1.0 million acquired from Klein in November 2018.
(2)     Includes repossessed personal property of $0.2 million at December 31, 2020 and $0.4 million at December 31, 2019.
Foreclosed residential real estate property recorded as a result of obtaining physical possession of the property included in the table above totaled $0.8 million at December 31, 2020 and $0.5 million at December 31, 2019.  Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $2.7 million at December 31, 2020 and $3.7 million at December 31, 2019.

NOTE 5 – PREMISES AND EQUIPMENT
The composition of premises and equipment was as follows:

	December 31,
(dollars in thousands)	2020	2019
Land	$72,600	$79,569
Buildings	373,660	380,925
Furniture, fixtures, and equipment	110,735	112,654
Leasehold improvements	44,734	44,136
Total	601,729	617,284
Accumulated depreciation	(137,321)	(126,359)
Premises and equipment, net	$464,408	$490,925
Depreciation expense was $28.9 million in 2020, $26.7 million in 2019, and $23.8 million in 2018.
Finance Leases
Old National leases certain banking center buildings under finance leases that are included in premises and equipment.  See Notes 6 and 13 to the consolidated financial statements for detail regarding these leases.
NOTE 6 – LEASES

Old National determines if an arrangement is or contains a lease at contract inception.  Operating leases are included in operating lease right-of-use assets and operating lease liabilities in our consolidated balance sheets.  Finance leases are included in premises and equipment and other borrowings in our consolidated balance sheets.

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

Old National does not have any material sub-lease agreements.

The components of lease expense were as follows:

	Affected Line Item in the Statement of Income	Years Ended December 31,
(dollars in thousands)		2020	2019
Operating lease cost	occupancy/equipment expense	$23,548	$17,001
Finance lease cost:
Amortization of right-of-use assets	occupancy expense	1,044	651
Interest on lease liabilities	interest expense	364	320
Short-term lease cost	occupancy expense	—	6
Sub-lease income	occupancy expense	(512)	(703)
Total		$24,444	$17,275
Lease expense for operating leases was $17.9 million in 2018.

Supplemental balance sheet information related to leases was as follows:

	December 31,
(dollars in thousands)	2020	2019
Operating Leases
Operating lease right-of-use assets	$76,197	$95,477
Operating lease liabilities	86,598	99,500

Finance Leases
Premises and equipment, net	11,351	7,170
Other borrowings	11,813	7,406

Weighted-Average Remaining Lease Term (in Years)
Operating leases	10.6	10.6
Finance leases	10.3	11.3

Weighted-Average Discount Rate
Operating leases	3.40%	3.45%
Finance leases	3.46%	4.43%
Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
(dollars in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,906	$17,493
Operating cash flows from finance leases	364	320
Financing cash flows from finance leases	819	465

The following table presents a maturity analysis of the Company’s lease liability by lease classification at December 31, 2020:

(dollars in thousands)	Operating Leases	Finance Leases
2021	$14,245	$1,394
2022	13,241	1,412
2023	9,534	1,438
2024	8,366	1,444
2025	8,116	1,437
Thereafter	50,462	7,006
Total undiscounted lease payments	103,964	14,131
Amounts representing interest	(17,366)	(2,318)
Lease liability	$86,598	$11,813
Old National leases certain office space and buildings to unrelated parties in exchange for consideration.  All of these tenant leases are classified as operating leases.

The following table presents a maturity analysis of the Company’s tenant leases at December 31, 2020:

(dollars in thousands)	Tenant Leases
2021	$2,422
2022	1,900
2023	1,541
2024	1,409
2025	1,056
Thereafter	1,464
Total undiscounted lease payments	$9,792

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the changes in the carrying amount of goodwill:

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Balance at beginning of period	$1,036,994	$1,036,258	$828,051
Acquisitions and adjustments	—	736	208,787
Divestitures	—	—	(580)
Balance at end of period	$1,036,994	$1,036,994	$1,036,258
Old National performed the required annual goodwill impairment test as of August 31, 2020 and there was no impairment.  No events or circumstances since the August 31, 2020 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.

The gross carrying amounts and accumulated amortization of other intangible assets were as follows:

(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
December 31, 2020
Core deposit	$112,723	$(69,623)	$43,100
Customer trust relationships	16,547	(13,633)	2,914
Total intangible assets	$129,270	$(83,256)	$46,014

December 31, 2019
Core deposit	$119,051	$(63,020)	$56,031
Customer trust relationships	16,547	(12,473)	4,074
Total intangible assets	$135,598	$(75,493)	$60,105
Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years.
Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.  No impairment charges were recorded in 2020, 2019, or 2018.  Total amortization expense associated with intangible assets was $14.1 million in 2020, $16.9 million in 2019, and $14.4 million in 2018.
Estimated amortization expense for future years is as follows:

(dollars in thousands)
2021	$11,336
2022	9,014
2023	7,053
2024	5,645
2025	4,509
Thereafter	8,457
Total	$46,014
NOTE 8 – LOAN SERVICING RIGHTS
Loan servicing rights are included in other assets on the balance sheet. At December 31, 2020, loan servicing rights derived from mortgage loans sold with servicing retained totaled $26.7 million, compared to $25.4 million at December 31, 2019.  Loans serviced for others are not reported as assets.  The principal balance of mortgage loans serviced for others was $3.613 billion at December 31, 2020, compared to $3.445 billion at December 31, 2019.  Custodial escrow balances maintained in connection with serviced loans were $16.2 million at December 31, 2020 and $12.7 million at December 31, 2019.

The following table summarizes the carrying values and activity related to loan servicing rights and the related valuation allowance:

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Balance at beginning of period	$25,399	$24,512	$24,690
Additions (1)	12,810	6,499	4,264
Amortization	(10,085)	(5,612)	(4,442)
Balance before valuation allowance at end of period	28,124	25,399	24,512
Valuation allowance:
Balance at beginning of period	(31)	(15)	(29)
(Additions)/recoveries	(1,376)	(16)	14
Balance at end of period	(1,407)	(31)	(15)
Loan servicing rights, net	$26,717	$25,368	$24,497
(1)     Additions in 2018 include loan servicing rights of $0.3 million acquired from Klein in November 2018.
At December 31, 2020, the fair value of servicing rights was $26.8 million, which was determined using a discount rate of 9% and a conditional prepayment rate of 14%.  At December 31, 2019, the fair value of servicing rights was $26.5 million, which was determined using a discount rate of 12% and a conditional prepayment rate of 10%.
NOTE 9 – QUALIFIED AFFORDABLE HOUSING PROJECTS AND OTHER TAX CREDIT INVESTMENTS
Old National is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in other assets on the balance sheet, with any unfunded commitments included with other liabilities.  As of December 31, 2020, Old National expects to recover its remaining investments through the use of the tax credits that are generated by the investments.
The following table summarizes Old National’s investments in qualified affordable housing projects and other tax credit investments:

(dollars in thousands)		December 31, 2020		December 31, 2019
Investment	Accounting Method	Investment	Unfunded Commitment (1)	Investment	Unfunded Commitment
LIHTC	Proportional amortization	$33,609	$6,845	$29,735	$3,911
FHTC	Equity	18,660	22,398	22,403	17,886
NMTC	Proportional amortization	6,120	—	—	—
Renewable Energy	Equity	3,611	862	7,523	4,129
Total		$62,000	$30,105	$59,661	$25,926
(1)All commitments will be paid by Old National by 2027.

The following table summarizes the amortization expense and tax benefit recognized for Old National’s qualified affordable housing projects and other tax credit investments:

(dollars in thousands)	Amortization Expense (1)	Tax Expense (Benefit) Recognized (2)
Year Ended December 31, 2020
LIHTC	$3,105	$(4,071)
FHTC	13,237	(15,582)
NMTC	900	(1,100)
Renewable Energy	4,651	(4,122)
Total	$21,893	$(24,875)

Year Ended December 31, 2019
LIHTC	$3,168	$(4,102)
FHTC	1,113	(1,244)
CReED (3)	13	—
Renewable Energy	1,623	(1,740)
Total	$5,917	$(7,086)

Year Ended December 31, 2018
LIHTC	$2,585	$(3,349)
FHTC	9,206	(10,775)
CReED (3)	687	(687)
Renewable Energy	13,056	(14,566)
Total	$25,534	$(29,377)
(1)    The amortization expense for the LIHTC investments is included in our income tax expense. The amortization expense for the FHTC, NMTC, CReED, and Renewable Energy tax credits is included in noninterest expense.
(2)    All of the tax benefits recognized are included in our income tax expense.  The tax benefit recognized for the FHTC, NMTC, CReED, and Renewable Energy investments primarily reflects the tax credits generated from the investments and excludes the net tax expense (benefit) and deferred tax liability of the investments’ income (loss).
(3)    The CReED tax credit investment qualifies for an Indiana state tax credit.
NOTE 10 – DEPOSITS
At December 31, 2020, brokered deposits consist of $100.0 million of demand deposits and $19.6 million of time deposits. Time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $285.1 million at December 31, 2020 and $546.0 million at December 31, 2019.  At December 31, 2020, the scheduled maturities of total time deposits were as follows:

(dollars in thousands)
Due in 2021	$825,822
Due in 2022	139,466
Due in 2023	82,288
Due in 2024	37,280
Due in 2025	30,947
Thereafter	7,067
Total	$1,122,870

NOTE 11 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase are secured borrowings.  Old National pledges investment securities to secure these borrowings.  The following table presents securities sold under agreements to repurchase and related weighted-average interest rates for each of the years ended December 31:

(dollars in thousands)	2020	2019
Outstanding at year-end	$431,166	$327,782
Average amount outstanding	375,961	342,654
Maximum amount outstanding at any month-end	438,039	367,884
Weighted-average interest rate:
During year	0.23%	0.73%
End of year	0.12	0.53
The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At December 31, 2020
	Remaining Contractual Maturity of the Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 days	Total
Repurchase Agreements:
U.S. Treasury and agency securities	$431,166	$—	$—	$—	$431,166
Total	$431,166	$—	$—	$—	$431,166
The fair value of securities pledged to secure repurchase agreements may decline.  Old National has pledged securities valued at 114% of the gross outstanding balance of repurchase agreements at December 31, 2020 to manage this risk.
NOTE 12 – FEDERAL HOME LOAN BANK ADVANCES
The following table summarizes Old National Bank’s FHLB advances:

	December 31,
(dollars in thousands)	2020	2019
FHLB advances (fixed rates 0.14% to 4.96% and variable rates 0.10% to 0.12%) maturing January 2021 to August 2035	$1,999,160	$1,800,664
Fair value hedge basis adjustments and unamortized prepayment fees	(7,725)	22,183
Total other borrowings	$1,991,435	$1,822,847
FHLB advances had weighted-average rates of 1.32% at December 31, 2020 and 2.19% at December 31, 2019.  Investment securities and residential real estate loans collateralize these borrowings up to 140% of outstanding debt.
In 2020, Old National modified $500.0 million pertaining to four FHLB advances, which lowered their weighted average effective rates from 2.00% to 1.28%. At December 31, 2020, unamortized prepayment fees related to these modifications totaled $30.0 million.

Contractual maturities of FHLB advances at December 31, 2020 were as follows:

(dollars in thousands)
Due in 2021	$95,000
Due in 2022	29,000
Due in 2023	160
Due in 2024	75,000
Due in 2025	550,000
Thereafter	1,250,000
Fair value hedge basis adjustments and unamortized prepayment fees	(7,725)
Total	$1,991,435

NOTE 13 – OTHER BORROWINGS
The following table summarizes Old National’s other borrowings:

	December 31,
(dollars in thousands)	2020	2019
Old National Bancorp:
Senior unsecured notes (fixed rate 4.125%) maturing August 2024	$175,000	$175,000
Unamortized debt issuance costs related to senior unsecured notes	(559)	(715)
Junior subordinated debentures (variable rates of 1.80% to 1.98%) maturing March 2035 to June 2037	42,000	52,310
Other basis adjustments	(3,195)	(2,833)
Old National Bank:
Finance lease liabilities	11,813	7,406
Subordinated debentures (variable rate 4.57%)	12,000	12,000
Leveraged loans for NMTC (fixed rates of 1.00% to 1.43%) maturing December 2046 to December 2052	15,300	—
Other	428	517
Total other borrowings	$252,787	$243,685
Contractual maturities of other borrowings at December 31, 2020 were as follows:

(dollars in thousands)
Due in 2021	$1,025
Due in 2022	1,073
Due in 2023	1,132
Due in 2024	176,170
Due in 2025	1,198
Thereafter	75,515
Unamortized debt issuance costs and other basis adjustments	(3,326)
Total	$252,787
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
The following table summarizes the terms of our outstanding junior subordinated debentures as of December 31, 2020:

(dollars in thousands) Name of Trust	Issuance Date	Issuance Amount	Rate	Rate at December 31, 2020	Maturity Date
St. Joseph Capital Trust II	March 2005	$5,000	3-month LIBOR plus 1.75%	1.98%	March 17, 2035
Anchor Capital Trust III	August 2005	5,000	3-month LIBOR plus 1.55%	1.80%	September 30, 2035
Home Federal Statutory Trust I	September 2006	15,000	3-month LIBOR plus 1.65%	1.87%	September 15, 2036
Monroe Bancorp Capital Trust I	July 2006	3,000	3-month LIBOR plus 1.60%	1.84%	October 7, 2036
Tower Capital Trust 3	December 2006	9,000	3-month LIBOR plus 1.69%	1.92%	March 1, 2037
Monroe Bancorp Statutory Trust II	March 2007	5,000	3-month LIBOR plus 1.60%	1.82%	June 15, 2037
Total		$42,000

Subordinated Debentures
On November 1, 2017, Old National assumed $12.0 million of subordinated fixed-to-floating notes related to the acquisition of Anchor (MN).  The subordinated debentures had a 5.75% fixed rate of interest through October 29, 2020.  From October 30, 2020 to the October 30, 2025 maturity date, the debentures have a floating rate of interest equal to the three-month LIBOR rate plus 4.356%.
Finance Lease Liabilities
Old National has long-term finance lease liabilities for certain banking centers totaling $11.8 million.  The economic substance of these leases is that Old National is financing the acquisition of the building through the lease and accordingly, the building is recorded as a right-of-use asset in premises and equipment and the lease is recorded as a liability in other borrowings.  The right-of-use assets and lease liabilities are initially measured at the present value of the lease payments over the lease term using Old National’s incremental borrowing rate based on the information available at the commencement date of the lease.  See Note 6 to the consolidated financial statements for a maturity analysis of the Company’s finance lease liabilities.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes within each classification of AOCI, net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sale Debt Securities	Unrealized Gains and Losses on Held-to- Maturity Securities	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Total
Year Ended December 31, 2020
Balance at beginning of period	$56,131	$—	$240	$(164)	$56,207
Other comprehensive income (loss) before reclassifications	97,596	—	6,230	—	103,826
Amounts reclassified from AOCI to income (1)	(8,392)	—	(3,886)	16	(12,262)
Balance at end of period	$145,335	$—	$2,584	$(148)	$147,771

Year Ended December 31, 2019
Balance at beginning of period	$(37,348)	$(8,515)	$1,099	$(186)	$(44,950)
Other comprehensive income (loss) before reclassifications	94,964	6,419	(410)	—	100,973
Amounts reclassified from AOCI (1)	(1,485)	2,096	(449)	22	184
Balance at end of period	$56,131	$—	$240	$(164)	$56,207

Year Ended December 31, 2018
Balance at beginning of period	$(35,557)	$(12,107)	$(2,337)	$(271)	$(50,272)
Amount reclassified from AOCI to retained earnings for cumulative effect of change in accounting principle	—	—	(52)	—	(52)
Amounts reclassified from AOCI to retained earnings related to the Tax Cuts and Jobs Act of 2017	(7,583)	(2,600)	(509)	(59)	(10,751)
Other comprehensive income (loss) before reclassifications	7,454	4,514	3,884	—	15,852
Amounts reclassified from AOCI (1)	(1,662)	1,678	113	144	273
Balance at end of period	$(37,348)	$(8,515)	$1,099	$(186)	$(44,950)
(1)See table below for details about reclassifications to income.

The following table summarizes the significant amounts reclassified out of each component of AOCI:

Details about AOCI Components	Amount Reclassified from AOCI			Affected Line Item in the Statement of Income
	Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Unrealized gains and losses on available-for-sale debt securities	$10,767	$1,923	$2,060	Debt securities gains (losses), net
	(2,375)	(438)	(398)	Income tax (expense) benefit
	$8,392	$1,485	$1,662	Net income
Unrealized gains and losses on held-to-maturity securities	$—	$(2,812)	$(2,181)	Interest income (expense)
	—	716	503	Income tax (expense) benefit
	$—	$(2,096)	$(1,678)	Net income
Gains and losses on cash flow hedges Interest rate contracts	$5,153	$596	$(150)	Interest income (expense)
	(1,267)	(147)	37	Income tax (expense) benefit
	$3,886	$449	$(113)	Net income
Amortization of defined benefit pension items
Actuarial gains (losses)	$(21)	$(30)	$(191)	Salaries and employee benefits
	5	8	47	Income tax (expense) benefit
	$(16)	$(22)	$(144)	Net income

Total reclassifications for the period	$12,262	$(184)	$(273)	Net income

NOTE 15 – INCOME TAXES
Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statement of income:

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Provision at statutory rate of 21%	$53,667	$60,975	$43,823
Tax-exempt income:
Tax-exempt interest	(10,776)	(10,243)	(9,021)
Section 291/265 interest disallowance	189	435	321
Company-owned life insurance income	(2,290)	(2,423)	(2,223)
Tax-exempt income	(12,877)	(12,231)	(10,923)
State income taxes	4,840	6,720	5,621
Tax credit investments - federal	(15,159)	(4,411)	(21,576)
Other, net	(1,324)	1,097	905
Income tax expense	$29,147	$52,150	$17,850
Effective tax rate	11.4%	18.0%	8.6%

The lower effective tax rate in 2020 when compared to 2019 was primarily the result of an increase in federal tax credits available in 2020.

The higher effective tax rate in 2019 when compared to 2018 was primarily the result of a decrease in federal tax credits available in 2019, as well as an increase in pre-tax book income.

The provision for income taxes consisted of the following components:

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Income taxes currently payable:
Federal	$19,223	$22,908	$12,256
State	6,498	4,490	4,601
Deferred income taxes related to:
Federal	3,188	20,402	(1,513)
State	238	4,350	2,506
Deferred income tax expense	3,426	24,752	993
Income tax expense	$29,147	$52,150	$17,850
Net Deferred Tax Assets
Net deferred tax assets are included in other assets on the balance sheet. Significant components of net deferred tax assets (liabilities) were as follows:

	December 31,
(dollars in thousands)	2020	2019
Deferred Tax Assets
Allowance for loan losses, net of recapture	$34,971	$14,179
Benefit plan accruals	20,076	19,673
Alternative minimum tax credit	—	1,272
Net operating loss carryforwards	18,982	25,336
Deferred gain on securities	2,102	3,754
Acquired loans	11,989	16,784
Operating lease liabilities	24,245	26,503
Tax credit investments and other partnerships	1,054	1,765
Other real estate owned	28	141
Other, net	460	591
Total deferred tax assets	113,907	109,998
Deferred Tax Liabilities
Purchase accounting	(18,232)	(17,564)
Loan servicing rights	(6,582)	(6,289)
Premises and equipment	(14,008)	(12,167)
Prepaid expenses	(955)	(973)
Operating lease right-of-use assets	(21,569)	(25,448)
Unrealized gains on available-for-sale investment securities	(40,756)	(15,751)
Unrealized gains on hedges	(1,080)	(78)
Other, net	(1,555)	(2,023)
Total deferred tax liabilities	(104,737)	(80,293)
Net deferred tax assets	$9,170	$29,705
Through the acquisition of Anchor (WI) in the second quarter of 2016 and Lafayette Savings Bank in the fourth quarter of 2014, both former thrifts, Old National Bank’s retained earnings at December 31, 2020 include base-year bad debt reserves, created for tax purposes prior to 1988, totaling $52.8 million.  Of this total, $50.9 million was acquired from Anchor (WI), and $1.9 million was acquired from Lafayette Savings Bank.  Base-year reserves are subject to recapture in the unlikely event that Old National Bank (1) makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes, (2) redeems its stock, or (3) liquidates.  Old National Bank has no intention of making such a nondividend distribution. Accordingly, under current accounting principles, a related deferred income tax liability of $13.0 million has not been recognized.

No valuation allowance was recorded at December 31, 2020 or 2019 because, based on current expectations, Old National believes it will generate sufficient income in future years to realize deferred tax assets.  Old National has federal net operating loss carryforwards totaling $52.4 million at December 31, 2020 and $78.5 million at December 31, 2019.  This federal net operating loss was acquired from the acquisition of Anchor (WI) in 2016.  If not used, the federal net operating loss carryforwards will expire from 2029 to 2033.  Old National has recorded state net operating loss carryforwards totaling $132.2 million at December 31, 2020 and $148.4 million at December 31, 2019.  If not used, the state net operating loss carryforwards will expire from 2024 to 2033.
The federal and recorded state net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code section 382.  Old National believes that all of the recorded net operating loss carryforwards will be used prior to expiration.
Unrecognized Tax Benefits
Old National reduced an immaterial amount of unrecognized tax benefits to zero in 2020 after an Internal Revenue Service audit was finalized.
Old National and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns.  The 2017 through 2020 tax years are open and subject to examination.
NOTE 16 – SHARE-BASED COMPENSATION AND OTHER EMPLOYEE BENEFIT PLANS
Our Amended and Restated 2008 Incentive Compensation Plan (the “ICP”), which was shareholder-approved, permits the grant of share-based awards to its employees.  At December 31, 2020, 2.9 million shares were available for issuance.  The granting of awards to key employees is typically in the form of restricted stock awards or units.  We believe that such awards better align the interests of our employees with those of our shareholders.  Total compensation cost that has been charged against income for the ICP was $7.7 million in 2020, $8.0 million in 2019, and $8.1 million in 2018.  The total income tax benefit was $1.9 million in 2020, $2.0 million in 2019, and $2.0 million in 2018.
Restricted Stock Awards
Restricted stock awards require certain service requirements and commonly have vesting periods of 3 years.  Compensation expense is recognized on a straight-line basis over the vesting period.  Shares are subject to certain restrictions and risk of forfeiture by the participants.
A summary of changes in our nonvested shares for the year follows:

(shares in thousands)	Shares	Weighted Average Grant-Date Fair Value
Year Ended December 31, 2020
Nonvested balance at beginning of period	406	$16.98
Granted during the year	365	14.79
Vested during the year	(193)	17.16
Forfeited during the year	(20)	16.53
Nonvested balance at end of period	558	$15.51
As of December 31, 2020, there was $5.7 million of total unrecognized compensation cost related to nonvested shares granted under the ICP.  The cost is expected to be recognized over a weighted-average period of 2.1 years.  The total fair value of the shares vested was $2.9 million in 2020, $3.4 million in 2019, and $3.4 million in 2018.
Restricted Stock Units
Restricted stock units require certain performance requirements and have vesting periods of 3 years.  Compensation expense is recognized on a straight-line basis over the vesting period.  Shares are subject to certain restrictions and risk of forfeiture by the participants.

A summary of changes in our nonvested shares for the year follows:

(shares in thousands)	Shares	Weighted Average Grant-Date Fair Value
Year Ended December 31, 2020
Nonvested balance at beginning of period	965	$14.07
Granted during the year	344	17.14
Vested during the year	(437)	16.31
Forfeited during the year	(1)	12.62
Dividend equivalents adjustment	40	14.48
Nonvested balance at end of period	911	$14.18
As of December 31, 2020, there was $3.6 million of total unrecognized compensation cost related to nonvested shares granted under the ICP.  The cost is expected to be recognized over a weighted-average period of 1.7 years.
Stock Options and Appreciation Rights
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
As of December 31, 2020, all options were fully vested and all compensation costs had been expensed. At December 31, 2020, the outstanding shares consisted of stock appreciation rights acquired through prior year acquisitions.
A summary of the activity in stock appreciation rights in 2020 follows:

(shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Year Ended December 31, 2020
Outstanding at beginning of period	57	$4.11
Exercised	(16)	3.76
Outstanding at end of period	41	$4.24	1.35	$509.8
Options exercisable at end of year	41	$4.24	1.35	$509.8
Information related to stock option and appreciation rights follows:

	Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Intrinsic value of options/appreciation rights exercised	$213	$178	$385
Cash received from options/appreciation rights exercises	—	280	948
Tax benefit realized from options/appreciation rights exercises	85	71	154
Outside Director Stock Compensation Program
Old National maintains a director stock compensation program covering all outside directors.  Compensation shares are earned semi-annually.  Beginning in 2017, any shares awarded to directors are anticipated to be issued from the ICP.  In 2020, 28 thousand shares were issued to directors, compared to 12 thousand shares in 2019, and 16 thousand shares in 2018.

Employee Stock Ownership Plan
The Employee Stock Ownership and Savings Plan (the “401(k) Plan”) permits employees to participate the first month following one month of service. Old National matches 75% of employee compensation deferral contributions of the first 4% of compensation, and 50% of the next 4% of compensation.  In addition to matching contributions, Old National may make discretionary contributions to the 401(k) Plan in the form of Old National stock or cash.  Our Board of Directors designated no discretionary profit sharing contributions in 2020, 2019, or 2018. All contributions vest immediately and plan participants may elect to redirect funds among any of the investment options provided under the 401(k) Plan.  The number of Old National shares in the 401(k) Plan were 0.6 million at December 31, 2020 and December 31, 2019.  All shares owned through the 401(k) Plan are included in the calculation of weighted-average shares outstanding for purposes of calculating diluted and basic earnings per share.  Contribution expense under the 401(k) Plan was $9.5 million in 2020, $9.8 million in 2019, and $8.6 million in 2018.
NOTE 17 – SHAREHOLDERS' EQUITY
Dividend Reinvestment and Stock Purchase Plan
Old National has a dividend reinvestment and stock purchase plan under which common shares issued may be either repurchased shares or authorized and previously unissued shares.  A new plan became effective on August 13, 2018, with total authorized and unissued common shares reserved for issuance of 3.3 million.  At December 31, 2020, 3.3 million authorized and unissued common shares were available for issuance under the plan.
Employee Stock Purchase Plan
Old National has an employee stock purchase plan under which eligible employees can purchase common shares at a price not less than 95% of the fair market value of the common shares on the purchase date.  The amount of common shares purchased cannot exceed 10% of the employee’s compensation.  The maximum number of shares that may be purchased under this plan is 500,000 shares.  In 2020, 43,000 shares were issued related to this plan with proceeds of approximately $577,000.  In 2019, 36,000 shares were issued related to this plan with proceeds of approximately $567,000.
Share Repurchase Plan
In the first quarter of 2020, the Board of Directors approved the repurchase of up to 7.0 million of the Company’s common shares to be repurchased, as conditions warrant, through January 31, 2021.  During 2020, Old National repurchased 4.9 million common shares under the plan, which reduced equity by $78.7 million. The program was suspended in March 2020 given the uncertain economic conditions.
On January 28, 2021, the Board of Directors approved the adoption of a stock repurchase plan that authorizes the repurchase of up to $100 million of shares of Common Stock, as conditions warrant, through January 31, 2022.
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

The following table reconciles basic and diluted net income per share.

(dollars and shares in thousands, except per share data)	Years Ended December 31,
	2020	2019	2018
Basic Net Income Per Share
Net income	$226,409	$238,206	$190,830
Weighted average common shares outstanding	165,509	171,907	155,675
Basic Net Income Per Share	$1.37	$1.39	$1.23

Diluted Net Income Per Share
Net income	$226,409	$238,206	$190,830
Weighted average common shares outstanding	165,509	171,907	155,675
Effect of dilutive securities:
Restricted stock	632	733	796
Stock options and appreciation rights	36	47	68
Weighted average shares outstanding	166,177	172,687	156,539
Diluted Net Income Per Share	$1.36	$1.38	$1.22

NOTE 18 – FAIR VALUE
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

Recurring Basis
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at December 31, 2020 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$2,547	$2,547	$—	$—
Investment securities available-for-sale:
U.S. Treasury	10,208	10,208	—	—
U.S. government-sponsored entities and agencies	841,988	—	841,988	—
Mortgage-backed securities - Agency	3,339,098	—	3,339,098	—
States and political subdivisions	1,492,162	—	1,492,162	—
Pooled trust preferred securities	7,913	—	—	7,913
Other securities	278,746	—	278,746	—
Residential loans held for sale	63,250	—	63,250	—
Derivative assets	140,201	—	140,201	—
Financial Liabilities
Derivative liabilities	18,187	—	18,187	—

		Fair Value Measurements at December 31, 2019 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$6,842	$6,842	$—	$—
Investment securities available-for-sale:
U.S. Treasury	17,682	17,682	—	—
U.S. government-sponsored entities and agencies	592,984	—	592,984	—
Mortgage-backed securities - Agency	3,183,861	—	3,183,861	—
States and political subdivisions	1,275,643	—	1,275,603	40
Pooled trust preferred securities	8,222	—	—	8,222
Other securities	306,699	31,169	275,530	—
Residential loans held for sale	46,898	—	46,898	—
Derivative assets	51,301	—	51,301	—
Financial Liabilities
Derivative liabilities	12,393	—	12,393	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(dollars in thousands)	Pooled Trust Preferred Securities	State and Political Subdivisions
Year Ended December 31, 2020
Balance at beginning of period	$8,222	$40
Accretion (amortization) of discount	15	—
Sales/payments received	(64)	(40)
Increase (decrease) in fair value of securities	(260)	—
Balance at end of period	$7,913	$—

Year Ended December 31, 2019
Balance at beginning of period	$8,495	$4,108
Accretion (amortization) of discount	12	—
Sales/payments received	(62)	(35)
Increase (decrease) in fair value of securities	(223)	—
Transfers out of Level 3	—	(4,033)
Balance at end of period	$8,222	$40

Year Ended December 31, 2018
Balance at beginning of period	$8,448	$—
Accretion (amortization) of discount	17	(56)
Sales/payments received	(338)	—
Increase (decrease) in fair value of securities	368	28
Transfers into Level 3	—	4,136
Balance at end of period	$8,495	$4,108
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

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average) (4)
December 31, 2020
Pooled trust preferred securities	$7,913	Discounted cash flow	Constant prepayment rate (1)	0.0%
			Additional asset defaults (2)	6.0% - 8.7% (6.8%)
			Expected asset recoveries (3)	0.0% - 23.2% (7.3%)
December 31, 2019
Pooled trust preferred securities	$8,222	Discounted cash flow	Constant prepayment rate (1)	0.0%
			Additional asset defaults (2)	6.2% - 8.0% (6.8%)
			Expected asset recoveries (3)	0.0% - 19.1% (6.0%)
State and political subdivisions	40	Discounted cash flow	No observable inputs	N/A
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
Non-Recurring Basis
Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2020 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Loans:
Commercial loans	$10,747	$—	$—	$10,747
Commercial real estate loans	40,653	—	—	40,653
Loan servicing rights	26,717	—	26,717	—
Commercial and commercial real estate loans that are deemed collateral dependent are valued using the discounted cash flows.  The liquidation amounts are based on the fair value of the underlying collateral using the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral.  These commercial and commercial real estate loans had a principal amount of $57.2 million, with a valuation allowance of $5.8 million at December 31, 2020.  Old National recorded provision expense associated with these loans totaling $2.1 million in 2020.
Other real estate owned and other repossessed property is measured at fair value less costs to sell. Old National did not have any other real estate owned or repossessed property measured at fair value on a non-recurring basis at December 31, 2020.  There were write-downs of other real estate owned of $161 thousand in 2020.
Loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount.  If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value.  Fair value is determined at a tranche level, based on market prices for comparable mortgage servicing contracts when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model utilizes a discount rate, weighted average prepayment speed, and other economic factors that market participants would use in estimating future net servicing income and that can be validated against available market data (Level 2).  The valuation allowance for loan servicing rights with impairments at December 31, 2020 totaled $1.4 million.  Old National recorded impairments associated with these loan servicing rights totaling $1.4 million in 2020.
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
The valuation allowance for loan servicing rights with impairments at December 31, 2019 totaled $31 thousand.  There were impairments associated with these loan servicing rights totaling $16 thousand in 2019.
The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)(2)
December 31, 2020
Collateral Dependent Loans
Commercial loans	$10,747	Discounted cash flow	Discount for type of property, age of appraisal, and current status	0% - 33% (12%)
Commercial real estate loans	40,653	Discounted cash flow	Discount for type of property, age of appraisal, and current status	0% -18% (7%)
December 31, 2019
Collateral Dependent Loans
Commercial loans	$10,361	Fair value of collateral	Discount for type of property, age of appraisal, and current status	0% - 50% (13%)
Commercial real estate loans (1)	11,610	Fair value of collateral	Discount for type of property, age of appraisal, and current status	45%
Foreclosed Assets
Commercial real estate (1)	21	Fair value of collateral	Discount for type of property, age of appraisal, and current status	43%
Residential (1)	22	Fair value of collateral	Discount for type of property, age of appraisal, and current status	21%
(1)There was only one collateral dependent commercial real estate loan, one foreclosed commercial real estate asset, and one foreclosed residential asset at December 31, 2019, so no range or weighted average is reported.
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
Residential Loans Held For Sale
Old National has elected the fair value option for residential loans held for sale.  For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status).  None of these loans are 90 days or more past due, nor are any on nonaccrual status.  Included in the income statement is interest income for loans held for sale totaling $2.0 million in 2020, $1.4 million in 2019, and $0.5 million in 2018.
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
The difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was as follows:

(dollars in thousands)	Aggregate Fair Value	Difference	Contractual Principal
December 31, 2020
Residential loans held for sale	$63,250	$3,485	$59,765

December 31, 2019
Residential loans held for sale	$46,898	$1,529	$45,369
Accrued interest at period end is included in the fair value of the instruments.
The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value:

(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Year Ended December 31, 2020
Residential loans held for sale	$1,962	$18	$(24)	$1,956

Year Ended December 31, 2019
Residential loans held for sale	$1,036	$18	$—	$1,054

Financial Instruments Not Carried at Fair Value
The carrying amounts and estimated fair values of financial instruments not carried at fair value were as follows:

		Fair Value Measurements at December 31, 2020 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$589,712	$589,712	$—	$—
Loans, net:
Commercial	3,922,642	—	—	3,912,948
Commercial real estate	5,867,795	—	—	5,797,447
Residential real estate	2,235,814	—	—	2,264,274
Consumer credit	1,628,840	—	—	1,618,365
Accrued interest receivable	85,306	21	27,977	57,308

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$5,633,672	$5,633,672	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	10,180,911	10,180,911	—	—
Other time deposits	1,103,313	—	1,121,365	—
Brokered deposits	119,557	—	119,514	—
Federal funds purchased and interbank borrowings	1,166	1,166	—	—
Securities sold under agreements to repurchase	431,166	431,166	—	—
FHLB advances	1,991,435	—	2,092,033	—
Other borrowings	252,787	—	254,612	—
Accrued interest payable	5,443	—	5,443	—
Standby letters of credit	462	—	—	462

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$11,822

		Fair Value Measurements at December 31, 2019 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$276,337	$276,337	$—	$—
Loans, net:
Commercial	2,867,711	—	—	2,831,298
Commercial real estate	5,145,204	—	—	5,130,848
Residential real estate	2,331,990	—	—	2,357,341
Consumer credit	1,718,000	—	—	1,676,253
Accrued interest receivable	85,123	15	28,185	56,923

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$4,042,286	$4,042,286	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	8,828,881	8,828,881	—	—
Other time deposits	1,589,988	—	1,600,214	—
Brokered deposits	92,242	—	92,355	—
Federal funds purchased and interbank borrowings	350,414	350,414	—	—
Securities sold under agreements to repurchase	327,782	327,782	—	—
FHLB advances	1,822,847	—	1,875,089	—
Other borrowings	243,685	—	254,519	—
Accrued interest payable	8,272	—	8,272	—
Standby letters of credit	573	—	—	573
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$4,302
The methods utilized to measure the fair value of financial instruments at December 31, 2020 and 2019 represent an approximation of exit price, however, an actual exit price may differ.
NOTE 19 – DERIVATIVE FINANCIAL INSTRUMENTS
As part of our overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, collars, caps, and floors.  The notional amount does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual agreements.  The notional amounts of these derivative instruments were $1.452 billion at December 31, 2020 and $665.5 million at December 31, 2019.  These derivative financial instruments at December 31, 2020 consisted of $379.0 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its borrowings, $347.5 million notional amount of pay-fixed, receive-variable interest rate swaps on certain of its available-for-sale investment securities, $325.0 million notional amount of pay-fixed, receive-variable interest rate swaps on certain of its borrowings, and $400.0 million notional amount interest rate collars and floors related to variable-rate commercial loan pools.  Derivative financial instruments at December 31, 2019 consisted of $130.5 million notional amount of receive-fixed, pay-variable interest rate swaps on certain of its borrowings, $25.0 million notional amount of pay-fixed, receive-variable interest rate swaps on certain of its borrowings, and $510.0 million notional amount interest rate collars and floors related to variable-rate commercial loan pools.  These hedges were entered into to manage interest rate risk.  Derivative instruments are recognized on the balance sheet at their fair value and are not reported on a net basis.
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
The change in fair value of the hedging instrument that is included in the assessment of hedge effectiveness is presented in the same income statement line item that is used to present the earnings effect of the hedged item.
Commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives.  These derivative contracts do not qualify for hedge accounting.  At December 31, 2020, the notional amounts of the interest rate lock commitments were $224.7 million and forward commitments were $261.0 million.  At December 31, 2019, the notional amounts of the interest rate lock commitments were $65.7 million and forward commitments were $101.6 million.  It is our practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans.
Old National also enters into derivative instruments for the benefit of its customers.  The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $2.008 billion at December 31, 2020.  The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $1.298 billion at December 31, 2019.  These derivative contracts do not qualify for hedge accounting.  These instruments include interest rate swaps, caps, and collars.  Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.
Old National enters into derivative financial instruments as part of its foreign currency risk management strategies.  These derivative instruments consist of foreign currency forward contracts to accommodate the business needs of its customers.  Old National does not designate these foreign currency forward contracts for hedge accounting treatment.  The notional amounts of these foreign currency forward contracts and the offsetting counterparty derivative instruments were $9.9 million at December 31, 2020 and $8.2 million at December 31, 2019.
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
Amounts reported in AOCI related to cash flow hedges will be reclassified to interest income or interest expense as interest payments are received or paid on Old National’s derivative instruments.  During the next 12 months, we estimate that $6.1 million will be reclassified to interest income and $1.8 million will be reclassified to interest expense.

The following table summarizes the fair value of derivative financial instruments utilized by Old National:

(dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2020
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$17,202	Other liabilities	$1,988
Total derivatives designated as hedging instruments		$17,202		$1,988
Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other assets	$113,300	Other liabilities	$13,676
Mortgage contracts	Other assets	9,375	Other liabilities	2,335
Foreign currency contracts	Other assets	324	Other liabilities	188
Total derivatives not designated as hedging instruments		$122,999		$16,199
Total		$140,201		$18,187
December 31, 2019
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$7,157	Other liabilities	$1,046
Total derivatives designated as hedging instruments		$7,157		$1,046
Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other assets	$42,224	Other liabilities	$10,883
Mortgage contracts	Other assets	1,702	Other liabilities	354
Foreign currency contracts	Other assets	218	Other liabilities	110
Total derivatives not designated as hedging instruments		$44,144		$11,347
Total		$51,301		$12,393
(1)The fair values of counterparty interest rate swaps are zero due to the settlement of centrally-cleared variation margin rules.  The net adjustment was $100.4 million as of December 31, 2020 and $31.6 million as of December 31, 2019.

Summary information about the interest rate swaps designated as fair value hedges is as follows:

	December 31,
(dollars in thousands)	2020	2019
Notional amounts	$726,516	$130,500
Weighted average pay rates	0.63%	1.82%
Weighted average receive rates	1.23%	2.20%
Weighted average maturity (in years)	6.9	2.8
Fair value of swaps	$9,766	$1,555

The effect of derivative instruments in fair value hedging relationships on the consolidated statements of income were as follows:

(dollars in thousands)					Gain (Loss) Recognized in Income on Related Hedged Items
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in income on Derivative	Gain (Loss) Recognized in Income on Derivative	Hedged Items in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in in Income on Related Hedged Item
Year Ended December 31, 2020
Interest rate contracts	Interest income/(expense)	$7,238	Fixed-rate debt	Interest income/(expense)	$(7,283)
Interest rate contracts	Interest income/(expense)	973	Fixed-rate investment securities	Interest income/(expense)	(967)
Total		$8,211			$(8,250)

Year Ended December 31, 2019
Interest rate contracts	Interest income/(expense)	$12,577	Fixed-rate debt	Interest income/(expense)	$(12,587)

Year Ended December 31, 2018
Interest rate contracts	Interest income/(expense)	$7,662	Fixed-rate debt	Interest income/(expense)	$(7,634)
Summary information about the interest rate swaps designated as cash flow hedges is as follows:

	December 31,
(dollars in thousands)	2020	2019
Notional amounts	$325,000	$25,000
Weighted average pay rates	0.74%	3.52%
Weighted average receive rates	0.39%	1.93%
Weighted average maturity (in years)	3.5	2.1
Unrealized gains (losses)	$(1,188)	$(954)
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

	December 31,
(dollars in thousands)	2020	2019
Notional amounts	$300,000	$300,000
Weighted average cap rates	3.21%	3.21%
Weighted average floor rates	2.21%	2.21%
Weighted average rates	0.15%	1.70%
Weighted average maturity (in years)	0.8	1.9
Unrealized gains (losses)	$5,244	$3,691

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

(dollars in thousands)	December 31, 2020
Notional amounts	$100,000
Weighted average floor strike rate	0.75%
Weighted average rates	0.15%
Weighted average maturity (in years)	2.3
Unrealized gains (losses)	$1,392
The structure of Old National’s interest rate floor spread transactions at December 31, 2019 was such that Old National received an incremental amount if the index fell below the purchased floor strike rate.  Old National paid an incremental amount if the index fell below the sold floor rate.  Floor corridor protection was limited to the spread between the purchased floor strike rate and the sold floor rate.  No payments were required if the index remained above the purchased floor strike rate.  Old National terminated these interest rate floor spread transactions during the first quarter of 2020. Summary information about the floor spread transactions designated as cash flow hedges at December 31, 2019 was as follows:

(dollars in thousands)	December 31, 2019
Notional amounts	$210,000
Weighted average purchased floor strike rate	2.00%
Weighted average sold floor rate	1.00%
Weighted average rate	1.70%
Weighted average maturity (in years)	2.1
Unrealized gains (losses)	$1,820

The effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income were as follows:

		Years Ended December 31,			Years Ended December 31,
(dollars in thousands)		2020	2019	2018	2020	2019	2018
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Other Comprehensive Income on Derivative			Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	Interest income/(expense)	$8,261	$(543)	$5,145	$5,153	$596	$(150)
The effect of derivatives not designated as hedging instruments on the consolidated statements of income were as follows:

		Years Ended December 31,
(dollars in thousands)		2020	2019	2018
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Other income/(expense)	$(551)	$(174)	$(7)
Mortgage contracts	Mortgage banking revenue	5,692	789	(189)
Foreign currency contracts	Other income/(expense)	13	50	42
Total		$5,154	$665	$(154)

(1)Includes the valuation differences between the customer and offsetting swaps.

NOTE 20 – COMMITMENTS AND CONTINGENCIES
COVID-19

As previously disclosed, a novel strain of coronavirus, COVID-19, was reported in Wuhan, China and continues to unfold across the U.S. The spread of the COVID-19 virus had an impact on our operations as of December 31, 2020, and the Company expects that the virus will continue to have an impact on the business, financial condition, and results of operations of the Company and its customers. The COVID-19 pandemic caused changes in the behavior of customers, businesses, and their employees, including illness, quarantines, social distancing practices, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment, and overall economic and financial market instability. Future effects, including additional actions taken by federal, state, and local governments to contain COVID-19 or treat its impact, are unknown. However, if these actions are sustained, it may adversely impact several industries within our geographic footprint and impair the ability of Old National’s customers to fulfill their contractual obligations to the Company. This could cause Old National to experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of valuation impairments on Old National’s intangible assets, investments, loans, loan servicing rights, deferred tax assets, or counter-party risk derivatives.

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
Credit-Related Financial Instruments
In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $3.720 billion and standby letters of credit of $86.9 million at December 31, 2020.  At December 31, 2020, approximately $3.463 billion of the loan commitments had fixed rates and $257.8 million had floating rates, with the floating interest rates ranging from 0% to 14%.  At December 31, 2019, loan commitments totaled $2.779 billion and standby letters of credit totaled $87.8 million.  These commitments are not reflected in the consolidated financial statements.  The allowance for unfunded loan commitments totaled $11.7 million at December 31, 2020 and $2.7 million at December 31, 2019. The increase in allowance for unfunded loan commitments included a cumulative-effect adjustment of $4.5 million effective January 1, 2020 due to the adoption of ASC 326. See Note 1 for additional information about CECL for unfunded loan commitments.
Old National had credit extensions with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients totaling $7.9 million at December 31, 2020 and $8.7 million at December 31, 2019.  Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $7.5 million at December 31, 2020 and $7.7 million December 31, 2019.  Old National did not provide collateral for the remaining credit extensions.
Visa Class B Restricted Shares
In 2008, Old National received Visa Class B restricted shares as part of Visa’s initial public offering.  These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares.  This conversion will not occur until the final settlement of certain litigation for which Visa is indemnified by the holders of Visa’s Class B shares, including Old National.  Visa funded an escrow account from its initial public offering to settle these litigation claims.  Increases in litigation claims requiring Visa to fund the escrow account due to insufficient funds will result in a reduction of the conversion ratio of each Visa Class B share to unrestricted Class A shares.  As of December 31, 2020, the conversion ratio was 1.6228.  Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation, the 65,466 Class B shares that Old National owns at December 31, 2020 are carried at a zero cost basis and are included in other assets with our equity securities that have no readily determinable fair value.
NOTE 21 – FINANCIAL GUARANTEES
Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires Old National to record the instruments at fair value.  Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties.  Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract.  Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies.  The term of these standby letters of credit is typically one year or less.  At December 31, 2020, the notional amount of standby letters of credit was $86.9 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.5 million.  At December 31, 2019, the notional amount of standby letters of credit was $87.8 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.6 million.
Old National is a party in risk participation transactions of interest rate swaps, which had total notional amount of $54.3 million at December 31, 2020.
NOTE 22 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Old National’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income.  The consolidated statements of income include all categories of noninterest income.  The following table reflects only the categories of noninterest income that are within the scope of Topic 606:

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Wealth management fees	$36,806	$37,072	$36,863
Service charges on deposit accounts	35,081	44,915	44,026
Debit card and ATM fees	20,178	21,652	20,216
Investment product fees	21,614	21,785	20,539
Other income:
Merchant processing fees	3,150	3,105	2,927
Gain (loss) on other real estate owned	240	254	1,270
Safe deposit box fees	957	1,206	1,124
Insurance premiums and commissions	407	815	399
Total	$118,433	$130,804	$127,364
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
NOTE 23 – REGULATORY RESTRICTIONS
Restrictions on Cash and Due from Banks
Prior to March of 2020, Old National’s affiliate bank was required to maintain reserve balances on hand and with the Federal Reserve Bank that are interest-bearing and unavailable for investment purposes.  The Federal Reserve Board reduced reserve requirement ratios to 0% effective March 26, 2020. This action eliminated reserve requirements for all depository institutions. The reserve balances were $115.3 million at December 31, 2019.  In addition, Old National had cash and due from banks which was held as collateral for collateralized swap positions of $7.8 million at December 31, 2020 and $6.9 million at December 31, 2019.
Restrictions on Transfers from Affiliate Bank
Regulations limit the amount of dividends an affiliate bank can declare in any year without obtaining prior regulatory approval.  Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years. Prior regulatory approval to pay dividends was not required in 2018, 2019, or 2020 and is not currently required.
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
At December 31, 2020, Old National and Old National Bank exceeded the regulatory minimums and Old National Bank met the regulatory definition of “well-capitalized” based on the most recent regulatory notification.  There have been no conditions or events since that notification that management believes have changed Old National Bank’s category.

The following table summarizes capital ratios for Old National and Old National Bank:

	Actual		Fully Phased-In Regulatory Guidelines Minimum (1)		Prompt Corrective Action “Well Capitalized” Guidelines
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total capital to risk-weighted assets
Old National Bancorp	$1,949,757	12.69%	$1,613,753	10.50%	N/A	N/A %
Old National Bank	1,973,180	12.90	1,606,657	10.50	1,530,149	10.00
Common equity Tier 1 capital to risk-weighted assets
Old National Bancorp	1,805,194	11.75	1,075,835	7.00	N/A	N/A
Old National Bank	1,870,617	12.23	1,071,104	7.00	994,597	6.50
Tier 1 capital to risk-weighted assets
Old National Bancorp	1,805,194	11.75	1,306,371	8.50	N/A	N/A
Old National Bank	1,870,617	12.23	1,300,627	8.50	1,224,119	8.00
Tier 1 capital to average assets
Old National Bancorp	1,805,194	8.20	880,845	4.00	N/A	N/A
Old National Bank	1,870,617	8.67	863,087	4.00	1,078,859	5.00
December 31, 2019
Total capital to risk-weighted assets
Old National Bancorp	$1,828,312	12.99%	$1,477,763	10.50%	N/A	N/A %
Old National Bank	1,891,612	13.50	1,471,122	10.50	1,401,069	10.00
Common equity Tier 1 capital to risk-weighted assets
Old National Bancorp	1,706,727	12.13	985,175	7.00	N/A	N/A
Old National Bank	1,822,337	13.01	980,748	7.00	910,695	6.50
Tier 1 capital to risk-weighted assets
Old National Bancorp	1,706,727	12.13	1,196,284	8.50	N/A	N/A
Old National Bank	1,822,737	13.01	1,190,909	8.50	1,120,855	8.00
Tier 1 capital to average assets
Old National Bancorp	1,706,727	8.88	768,537	4.00	N/A	N/A
Old National Bank	1,822,737	9.62	757,783	4.00	947,228	5.00
(1)As of January 1, 2019, Basel III Capital Rules required banking organizations to maintain: a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer”; a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer; a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer; and a minimum ratio of Tier 1 capital to adjusted average consolidated assets of at least 4.0%.

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

NOTE 24 – PARENT COMPANY FINANCIAL STATEMENTS
The following are the condensed parent company only financial statements of Old National:

OLD NATIONAL BANCORP (PARENT COMPANY ONLY) CONDENSED BALANCE SHEETS
	December 31,
(dollars in thousands)	2020	2019
Assets
Deposits in affiliate bank	$73,340	$41,289
Equity securities	2,435	6,724
Investment securities - available-for-sale	14,198	4,018
Investment in affiliates:
Banking subsidiaries	3,037,930	2,966,575
Non-banks	4,969	4,885
Other assets	89,776	89,093
Total assets	$3,222,648	$3,112,584
Liabilities and Shareholders' Equity
Other liabilities	$36,746	$36,369
Other borrowings	213,246	223,762
Shareholders' equity	2,972,656	2,852,453
Total liabilities and shareholders' equity	$3,222,648	$3,112,584

OLD NATIONAL BANCORP (PARENT COMPANY ONLY) CONDENSED STATEMENTS OF INCOME
	Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Income
Dividends from affiliates	$230,000	$165,000	$105,000
Debt securities gains (losses), net	574	631	49
Other income	3,622	2,209	2,126
Other income from affiliates	5	5	5
Total income	234,201	167,845	107,180
Expense
Interest on borrowings	8,649	10,203	10,425
Other expenses	16,351	15,505	21,936
Total expense	25,000	25,708	32,361
Income before income taxes and equity in undistributed earnings of affiliates	209,201	142,137	74,819
Income tax expense (benefit)	(5,317)	(6,165)	(5,693)
Income before equity in undistributed earnings of affiliates	214,518	148,302	80,512
Equity in undistributed earnings of affiliates	11,891	89,904	110,318
Net income	$226,409	$238,206	$190,830

OLD NATIONAL BANCORP (PARENT COMPANY ONLY) CONDENSED STATEMENT OF CASH FLOWS
	Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Cash Flows From Operating Activities
Net income	$226,409	$238,206	$190,830
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	46	52	53
Debt securities (gains) losses, net	(574)	(631)	(49)
Share-based compensation expense	7,707	7,993	8,118
(Increase) decrease in other assets	(51)	(3,685)	28,754
Increase (decrease) in other liabilities	1,084	1,046	3,147
Equity in undistributed earnings of affiliates	(11,891)	(89,904)	(110,318)
Net cash flows provided by (used in) operating activities	222,730	153,077	120,535
Cash Flows From Investing Activities
Net cash and cash equivalents of acquisitions	—	—	8,281
Proceeds from dissolution of subsidiary	—	224	—
Proceeds from sales of equity securities	4,431	130	128
Purchases of investment securities	(10,073)	(3,085)	(76)
Proceeds from sales of premises and equipment	354	847	1,065
Purchases of premises and equipment	(354)	(869)	(945)
Net cash flows provided by (used in) investing activities	(5,642)	(2,753)	8,453
Cash Flows From Financing Activities
Payments for maturities/redemptions of other borrowings	(10,310)	(8,000)	—
Cash dividends paid on common stock	(92,946)	(89,474)	(82,161)
Common stock repurchased	(82,358)	(102,413)	(1,805)
Proceeds from exercise of stock options	—	280	948
Common stock issued	577	567	497
Net cash flows provided by (used in) financing activities	(185,037)	(199,040)	(82,521)
Net increase (decrease) in cash and cash equivalents	32,051	(48,716)	46,467
Cash and cash equivalents at beginning of period	41,289	90,005	43,538
Cash and cash equivalents at end of period	$73,340	$41,289	$90,005

NOTE 25 – SEGMENT INFORMATION
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  Old National Bank, Old National’s bank subsidiary, is the only significant subsidiary upon which management makes decisions regarding how to allocate resources and assess performance.  Each of the banking centers of Old National Bank provide a group of similar community banking services, including such products and services as commercial, real estate and consumer loans, time deposits, checking and savings accounts, cash management, brokerage, trust, and investment advisory services.  The individual banking centers located throughout our Midwest footprint have similar operating and economic characteristics.  While the chief decision maker monitors the revenue streams of the various products, services, and regional locations, operations are managed and financial performance is evaluated on a Company-wide basis.  Accordingly, all of the community banking services and banking center locations are considered by management to be aggregated into one reportable operating segment, community banking.

NOTE 26 – INTERIM FINANCIAL DATA (UNAUDITED)
The following table details the quarterly results of operations for the years ended December 31, 2020 and 2019.

(unaudited, dollars and shares in thousands,	Three Months Ended				Three Months Ended
except per share data)	12/312020	9/302020	6/302020	3/312020	12/312019	9/302019	6/302019	3/312019
Interest income	$173,249	$160,086	$161,974	$167,999	$176,553	$185,853	$189,063	$178,918
Interest expense	12,170	14,513	16,303	24,228	27,654	32,757	33,833	31,870
Net interest income	161,079	145,573	145,671	143,771	148,899	153,096	155,230	147,048
Provision for loan losses (1)	(1,100)	—	22,545	16,950	1,264	1,437	1,003	1,043
Noninterest income	58,552	64,759	58,461	57,502	47,726	53,961	51,214	46,416
Noninterest expense (2)	142,318	120,234	120,121	158,744	134,743	122,585	128,118	123,041
Income before income taxes	78,413	90,098	61,466	25,579	60,618	83,035	77,323	69,380
Income tax expense	4,293	12,154	9,761	2,939	11,433	13,254	14,359	13,104
Net income	$74,120	$77,944	$51,705	$22,640	$49,185	$69,781	$62,964	$56,276
Net income per share:
Basic	$0.45	$0.47	$0.32	$0.13	$0.29	$0.41	$0.37	$0.32
Diluted	0.44	0.47	0.32	0.13	0.29	0.41	0.36	0.32
Average shares:
Basic	164,799	164,773	164,732	167,748	169,235	170,746	172,985	174,734
Diluted	165,631	165,419	165,302	168,404	170,186	171,551	173,675	175,368
(1)Beginning January 1, 2020, calculation is based on current expected loss methodology. Prior to January 1, 2020, calculation was based on incurred loss methodology.
(2)Noninterest expense for the three months ended March 31, 2020 included $31.2 million of charges related to The ONB Way strategic initiative.
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
The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be only reasonable assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, the system of controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
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
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
This information is omitted from this report pursuant to General Instruction G(3) of Form 10-K as Old National will file with the SEC its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2020.  The applicable information appearing in the Proxy Statement for the 2021 annual meeting is incorporated by reference.
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
ITEM 11.    EXECUTIVE COMPENSATION
This information is omitted from this report pursuant to General Instruction G(3) of Form 10-K as Old National will file with the SEC its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2020.  The applicable information appearing in our Proxy Statement for the 2021 annual meeting is incorporated by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
This information is omitted from this report (with the exception of the “Equity Compensation Plan Information,” which is reported in Item 5 of this report and is incorporated herein by reference) pursuant to General Instruction G(3) of Form 10-K as Old National will file with the SEC its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2020.  The applicable information appearing in the Proxy Statement for the 2021 annual meeting is incorporated by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
This information is omitted from this report pursuant to General Instruction G(3) of Form 10-K as Old National will file with the SEC its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2020.  The applicable information appearing in the Proxy Statement for the 2021 annual meeting is incorporated by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
This information is omitted from this report pursuant to General Instruction G(3) of Form 10-K as Old National will file with the SEC its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2020.  The applicable information appearing in the Proxy Statement for the 2021 annual meeting is incorporated by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.Financial Statements:
The following consolidated financial statements of the registrant and its subsidiaries are filed as part of this report under “Item 8.  Financial Statements and Supplementary Data.”
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – December 31, 2020 and 2019
Consolidated Statements of Income – Years Ended December 31, 2020, 2019, and 2018
Consolidated Statements of Comprehensive Income – Years Ended December 31, 2020, 2019, and 2018
Consolidated Statements of Changes in Shareholders’ Equity – Years Ended December 31, 2020, 2019, and
2018
Consolidated Statements of Cash Flows – Years Ended December 31, 2020, 2019, and 2018
Notes to Consolidated Financial Statements
2.Financial Statements Schedules
The schedules for Old National and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.
3.Exhibits
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

4.1	Description of Old National Bancorp capital stock (incorporated by reference to Exhibit 4.1 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2019)

4.2	Description of Old National Bancorp debt securities (incorporated by reference to Exhibit 4.2 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2019).

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

10.2
Employment Agreement dated as of March 18, 2014, as amended and effective as of May 12, 2016 between Old National Bancorp and James A. Sandgren (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2016).*

10.3
Form of 2017 Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(n) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2016).*

10.4
Form of 2017 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(o) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2016).*

10.5
Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Appendix I of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 6, 2017).*

10.6
Form of 2018 Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(s) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2017).*

10.7
Form of 2018 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(t) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2017).*

10.8
Form of 2019 Internal Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(r) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2018).*

10.9
Form of 2019 Relative Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(s) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2018).*

10.10
Form of 2019 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(t) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2018).*

10.11
Employment Agreement dated as of May 2, 2019 between Old National Bancorp and James C. Ryan, III (incorporated by reference to Exhibit 10.3 of Old National’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2019).*

10.12
Employment Agreement dated as of May 2, 2019 between Old National Bancorp and Brendon B. Falconer (incorporated by reference to Exhibit 10.4 of Old National’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2019).*

10.13
Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-226817 filed with the Securities and Exchange Commission on August 13, 2018 and amended on May 20, 2019).

10.14
Form of 2020 Internal Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10.20 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2019).*

10.15
Form of 2020 Relative Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10.21 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2019).*

10.16
Form of 2020 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10.22 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2019).*

10.17
Old National Bancorp Amended and Restated 2020 Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.23 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2019).*

10.18
Old National Bancorp Amended and Restated 2020 Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.24 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2019).*

10.19	Form of Amended Severance/Change in Control Agreement for Kendra L. Vanzo is filed herewith.*

21	Subsidiaries of Old National Bancorp

23.1	Consent of Crowe LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Old National Bancorp’s Annual Report on Form 10-K Report for the year ended December 31, 2020, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from Old National’s Annual Report on Form 10-K Report for the year ended December 31, 2020, formatted in inline XBRL and contained in Exhibit 101.

* Management contract or compensatory plan or arrangement

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Old National has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
OLD NATIONAL BANCORP

By:	/s/ James C. Ryan, III	Date:	February 10, 2021
James C. Ryan, III,
Chairman and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 10, 2021, by the following persons on behalf of Old National and in the capacities indicated.

By:	/s/ Brendon B. Falconer	By:	/s/ Thomas E. Salmon
	Brendon B. Falconer,		Thomas E. Salmon, Director
Senior Executive Vice President and Chief
	Financial Officer (Principal Financial Officer)	By:	/s/ Randall T. Shepard
Randall T. Shepard, Director
By:	/s/ Andrew E. Goebel
	Andrew E. Goebel, Director	By:	/s/ Rebecca S. Skillman
Rebecca S. Skillman, Lead Director
By:	/s/ Jerome F. Henry Jr.
	Jerome F. Henry Jr., Director	By:	/s/ Derrick J. Stewart
Derrick J. Stewart, Director
By:	/s/ Daniel S. Hermann
	Daniel S. Hermann, Director	By:	/s/ Katherine E. White
Katherine E. White, Director
By:	/s/ Ryan C. Kitchell
	Ryan C. Kitchell, Director	By:	/s/ Linda E. White
Linda E. White, Director
By:	/s/ Phelps L. Lambert
	Phelps L. Lambert, Director	By:	/s/ Michael W. Woods
Michael W. Woods,
By:	/s/ Austin M. Ramirez		Senior Vice President and Corporate Controller
	Austin M. Ramirez, Director		(Principal Accounting Officer)

By:	/s/ James C. Ryan, III
James C. Ryan, III,
Chairman and Chief Executive Officer
(Principal Executive Officer)