Form 10-Q
period 2021-03-31
OLD NATIONAL BANCORP /IN/
filed 2021-04-28
CIK 707179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock.  The registrant has one class of common stock (no par value) with 165,676,000 shares outstanding at March 31, 2021.

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
CARES Act: Coronavirus Aid, Relief and Economic Security Act
CECL: current expected credit loss
Common Stock:  Old National Bancorp common stock, without par value
COVID-19: coronavirus 2019
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
SEC:  Securities and Exchange Commission
TBA:  to be announced
TDR:  troubled debt restructuring

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS

(dollars and shares in thousands, except per share data)	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Cash and due from banks	$154,330	$268,208
Money market and other interest-earning investments	303,447	321,504
Total cash and cash equivalents	457,777	589,712
Equity securities, at fair value	2,429	2,547
Investment securities - available-for-sale, at fair value:
U.S. Treasury	228,890	10,208
U.S. government-sponsored entities and agencies	1,373,533	841,988
Mortgage-backed securities	3,385,339	3,339,098
States and political subdivisions	1,467,804	1,492,162
Other securities	268,964	286,659
Total investment securities - available-for-sale	6,724,530	5,970,115
Federal Home Loan Bank/Federal Reserve Bank stock, at cost	169,417	169,433
Loans held for sale, at fair value	50,281	63,250
Loans:
Commercial	4,068,896	3,956,422
Commercial real estate	6,074,135	5,946,512
Residential real estate	2,203,277	2,248,422
Consumer credit, net of unearned income	1,578,953	1,635,123
Total loans	13,925,261	13,786,479
Allowance for credit losses	(114,037)	(131,388)
Net loans	13,811,224	13,655,091
Premises and equipment, net	466,559	464,408
Operating lease right-of-use assets	74,611	76,197
Accrued interest receivable	80,841	85,306
Goodwill	1,036,994	1,036,994
Other intangible assets	42,939	46,014
Company-owned life insurance	456,782	456,110
Other assets	370,067	345,445
Total assets	$23,744,451	$22,960,622
Liabilities
Deposits:
Noninterest-bearing demand	$6,091,054	$5,633,672
Interest-bearing:
Checking and NOW	4,958,791	4,977,046
Savings	3,631,145	3,395,747
Money market	2,125,862	1,908,118
Time deposits	1,042,903	1,122,870
Total deposits	17,849,755	17,037,453
Federal funds purchased and interbank borrowings	922	1,166
Securities sold under agreements to repurchase	395,242	431,166
Federal Home Loan Bank advances	1,912,541	1,991,435
Other borrowings	266,282	252,787
Operating lease liabilities	84,665	86,598
Accrued expenses and other liabilities	255,597	187,361
Total liabilities	20,765,004	19,987,966
Shareholders' Equity
Preferred stock, 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $1.00 per share stated value, 300,000 shares authorized, 165,676 and 165,367 shares issued and outstanding, respectively	165,676	165,367
Capital surplus	1,874,572	1,875,626
Retained earnings	847,290	783,892
Accumulated other comprehensive income (loss), net of tax	91,909	147,771
Total shareholders' equity	2,979,447	2,972,656
Total liabilities and shareholders' equity	$23,744,451	$22,960,622
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
(dollars and shares in thousands, except per share data)	2021	2020
Interest Income
Loans including fees:
Taxable	$122,529	$128,727
Nontaxable	3,357	3,625
Investment securities:
Taxable	24,131	27,356
Nontaxable	9,132	7,942
Money market and other interest-earning investments	88	349
Total interest income	159,237	167,999
Interest Expense
Deposits	3,159	12,298
Federal funds purchased and interbank borrowings	—	1,240
Securities sold under agreements to repurchase	120	384
Federal Home Loan Bank advances	5,409	7,768
Other borrowings	2,429	2,538
Total interest expense	11,117	24,228
Net interest income	148,120	143,771
Provision for credit losses	(17,356)	16,950
Net interest income after provision for credit losses	165,476	126,821
Noninterest Income
Wealth management fees	9,708	8,884
Service charges on deposit accounts	8,124	10,077
Debit card and ATM fees	5,143	4,998
Mortgage banking revenue	16,525	11,119
Investment product fees	5,864	5,874
Capital markets income	3,715	4,328
Company-owned life insurance	2,714	3,080
Debt securities gains (losses), net	1,993	5,174
Other income	2,926	3,968
Total noninterest income	56,712	57,502
Noninterest Expense
Salaries and employee benefits	68,117	79,173
Occupancy	14,872	15,133
Equipment	3,969	5,305
Marketing	2,062	3,097
Data processing	12,353	9,467
Communication	2,878	2,798
Professional fees	2,724	4,293
FDIC assessment	1,607	1,609
Amortization of intangibles	3,075	3,776
Amortization of tax credit investments	1,202	5,515
Other expense	4,881	28,578
Total noninterest expense	117,740	158,744
Income before income taxes	104,448	25,579
Income tax expense	17,630	2,939
Net income	$86,818	$22,640
Net income per common share - basic	$0.53	$0.13
Net income per common share - diluted	0.52	0.13
Weighted average number of common shares outstanding - basic	164,997	167,748
Weighted average number of common shares outstanding - diluted	165,707	168,404
Dividends per common share	$0.14	$0.14
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Net income	$86,818	$22,640

Other comprehensive income (loss):

Change in debt securities available-for-sale:
Unrealized holding gains (losses) for the period	(73,514)	103,954
Reclassification adjustment for securities (gains) losses realized in income	(1,993)	(5,174)
Income tax effect	16,667	(22,411)
Unrealized gains (losses) on available-for-sale debt securities	(58,840)	76,369

Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	4,048	7,803
Reclassification adjustment for (gains) losses realized in net income	(149)	(431)
Income tax effect	(958)	(1,811)
Changes from cash flow hedges	2,941	5,561

Defined benefit pension plans:
Amortization of net loss recognized in income	49	27
Income tax effect	(12)	(7)
Changes from defined benefit pension plans	37	20
Other comprehensive income (loss), net of tax	(55,862)	81,950
Comprehensive income	$30,956	$104,590
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

(dollars in thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2019	$169,616	$1,944,445	$682,185	$56,207	$2,852,453
Cumulative effect of change in accounting principles	—	—	(31,150)	—	(31,150)
Balance, January 1, 2020	169,616	1,944,445	651,035	56,207	2,821,303
Net income	—	—	22,640	—	22,640
Other comprehensive income (loss)	—	—	—	81,950	81,950
Dividends - common stock ($0.14 per share)	—	—	(23,535)	—	(23,535)
Common stock issued	9	142	—	—	151
Common stock repurchased	(5,076)	(76,746)	—	—	(81,822)
Share-based compensation expense	—	2,748	—	—	2,748
Stock activity under incentive compensation plans	560	(329)	(231)	—	—
Balance, March 31, 2020	$165,109	$1,870,260	$649,909	$138,157	$2,823,435

Balance, December 31, 2020	$165,367	$1,875,626	$783,892	$147,771	$2,972,656
Net income	—	—	86,818	—	86,818
Other comprehensive income (loss)	—	—	—	(55,862)	(55,862)
Dividends - common stock ($0.14 per share)	—	—	(23,195)	—	(23,195)
Common stock issued	9	130	—	—	139
Common stock repurchased	(160)	(2,696)	—	—	(2,856)
Share-based compensation expense	—	1,747	—	—	1,747
Stock activity under incentive compensation plans	460	(235)	(225)	—	—
Balance, March 31, 2021	$165,676	$1,874,572	$847,290	$91,909	$2,979,447
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Cash Flows From Operating Activities
Net income	$86,818	$22,640
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	7,079	8,594
Amortization of other intangible assets	3,075	3,776
Amortization of tax credit investments	1,202	5,515
Net premium amortization on investment securities	3,606	5,146
Accretion income related to acquired loans	(4,695)	(6,649)
Share-based compensation expense	1,747	2,748
Excess tax (benefit) expense on share-based compensation	(915)	(818)
Provision for credit losses	(17,356)	16,950
Debt securities (gains) losses, net	(1,993)	(5,174)
Net (gains) losses on sales of loans and other assets	(10,330)	11,826
Increase in cash surrender value of company-owned life insurance	(2,714)	(3,080)
Residential real estate loans originated for sale	(326,118)	(223,961)
Proceeds from sales of residential real estate loans	349,730	219,626
(Increase) decrease in interest receivable	4,465	7,313
(Increase) decrease in other assets	33,562	(87,826)
Increase (decrease) in accrued expenses and other liabilities	(43,966)	2,242
Net cash flows provided by (used in) operating activities	83,197	(21,132)
Cash Flows From Investing Activities
Purchases of investment securities available-for-sale	(1,245,673)	(446,819)
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	—	(10,025)
Proceeds from maturities, prepayments, and calls of investment securities available-for-sale	428,614	436,742
Proceeds from sales of investment securities available-for-sale	52,468	236,410
Proceeds from sales of Federal Home Loan Bank/Federal Reserve Bank stock	16	11
Proceeds from sales of equity securities	227	133
Loan originations and payments, net	(134,082)	(262,497)
Proceeds from company-owned life insurance death benefits	2,042	1,899
Proceeds from sales of premises and equipment and other assets	7,632	—
Purchases of premises and equipment and other assets	(12,879)	(7,938)
Net cash flows provided by (used in) investing activities	(901,635)	(52,084)
Cash Flows From Financing Activities
Net increase (decrease) in:
Deposits	812,302	(248,035)
Federal funds purchased and interbank borrowings	(244)	210,356
Securities sold under agreements to repurchase	(35,924)	(9,715)
Other borrowings	13,441	(7,339)
Payments for maturities of Federal Home Loan Bank advances	(125,004)	(200,005)
Payments for modification of Federal Home Loan Bank advances	(2,156)	—
Proceeds from Federal Home Loan Bank advances	50,000	500,000
Cash dividends paid on common stock	(23,195)	(23,535)
Common stock repurchased	(2,856)	(81,822)
Common stock issued	139	151
Net cash flows provided by (used in) financing activities	686,503	140,056
Net increase (decrease) in cash and cash equivalents	(131,935)	66,840
Cash and cash equivalents at beginning of period	589,712	276,337
Cash and cash equivalents at end of period	$457,777	$343,177
Supplemental cash flow information:
Total interest paid	$13,302	$26,387
Total taxes paid (net of refunds)	$1,400	$1,212
Investment securities purchased but not settled	$112,489	$102,459
Operating lease right-of-use assets obtained in exchange for lease obligations	$988	$(310)
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.  Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of March 31, 2021 and December 31, 2020, and the results of its operations for the three months ended March 31, 2021 and 2020.  Interim results do not necessarily represent annual results.  These financial statements should be read in conjunction with Old National’s Annual Report on Form 10-K for the year ended December 31, 2020.
All significant intercompany transactions and balances have been eliminated.  Certain prior year amounts have been reclassified to conform to the current presentation.  Such reclassifications had no effect on prior period net income or shareholders’ equity and were insignificant amounts.
NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Guidance Adopted in 2021
FASB ASC 715 – In August 2018, the FASB issued ASU No. 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments in this update became effective for fiscal years ending after December 15, 2020 and did not have a material impact on the financial statements.
FASB ASC 740 – In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU removes specific exceptions to the general principles in Topic 740 in GAAP. It eliminates the need for an organization to analyze whether the following apply in a given period: (1) exception to the incremental approach for intraperiod tax allocation; (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments; and (3) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for: (1) franchise taxes that are partially based on income; (2) transactions with a government that result in a step up in the tax basis of goodwill; (3) separate financial statements of legal entities that are not subject to tax; and (4) enacted changes in tax laws in interim periods. The amendments in this update became effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years and did not have a material impact on the financial statements.

FASB ASC 321, 323, and 815 – In January 2020, the FASB issued ASU No. 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815 (a Consensus of the Emerging Issues Task Force). The ASU clarifies the interaction between ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities and the ASU on equity method investments. ASU 2016-01 provides companies with an alternative to measure certain equity securities without a readily determinable fair value at cost, minus impairment, if any, unless an observable transaction for an identical or similar security occurs. ASU 2020-01 clarifies that for purposes of applying the Topic 321 measurement alternative, an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting under Topic 323, immediately before applying or upon discontinuing the equity method. In addition, the new ASU provides direction that a company should not consider whether the underlying securities would be accounted for under the equity method or the fair value option when it is determining the accounting for certain forward contracts and purchased options, upon either settlement or exercise. The amendments in this update became effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The amendments are to be applied prospectively and did not have a material impact on the consolidated financial statements.

Acquisitions and Dispositions of Businesses and Related Pro Forma Information – In May 2020, the SEC issued a final rule that revises the circumstances that require financial statements and related pro forma information for acquisitions and dispositions of businesses. The intent of the rule is to allow for more meaningful conclusions on when an acquired or disposed business is significant as well as to improve the related disclosure requirements. The changes are intended to improve the financial information about acquired or disposed businesses, facilitate more timely access to capital, and reduce the complexity and costs to prepare the disclosure. The final rule was effective January 1, 2021.
FASB ASC 310 – In October 2020, the FASB issued ASU No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs, to clarify that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. The ASU was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The new guidance did not have a material impact on the consolidated financial statements.
FASB ASC 470 – In October 2020, the FASB issued ASU No. 2020-09, Debt (Topic 470) Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762, which amends and supersedes various SEC paragraphs to reflect SEC Release No. 33-10762. That release amends the financial disclosure requirements applicable to registered debt offerings that include credit enhancements, such as subsidiary guarantees. These changes are intended to both improve the quality of disclosure and increase the likelihood that issuers will conduct debt offerings on a registered basis. The final rules were effective on January 4, 2021. The amendments did not have a material impact on the consolidated financial statements.
Codification Improvements – In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements. The amendments improve codification by having all disclosure-related guidance available in the disclosure sections of the codification. Prior to this ASU, various disclosure requirements or options to present information on the face of the financial statements or as a note to the financial statements were not included in the appropriate disclosure sections of the codification. The codification improvements also contain various other minor amendments to codification that are not expected to have a significant effect on current accounting practice. The amendments became effective for annual periods beginning after December 15, 2020.
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
In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which addresses questions about whether Topic 848 can be applied to derivative instruments that do not reference a rate that is expected to be discontinued but that use an interest rate for margining, discounting, or contract price alignment that is expected to be modified as a result of reference rate reform, commonly referred to as the “discounting transition.”

The amendments clarify that certain optional expedients and exceptions in Topic 848 do apply to derivatives that are affected by the discounting transition. The amendments in ASU 2021-01 are effective immediately.
Old National believes the adoption of this guidance on activities subsequent to March 31, 2021 through December 31, 2022 will not have a material impact on the consolidated financial statements.
Guidance on Non-TDR Loan Modifications due to COVID-19 – The CAA, which was signed into law on December 27, 2020, extends certain provisions of the CARES Act. Section 4013 of the CARES Act provided temporary relief from TDR accounting and is amended by Division N, Section 540 of the CAA, by extending the end date from December 31, 2020, to the earlier of January 1, 2022, or 60 days after the date on which the COVID-19 national emergency terminates. In response, the OCC updated its two-page reference guide, “TDR Designation and COVID-19 Loan Modifications,” to conform to the extended TDR provisions. In accordance with such guidance, we are offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term (180 days or less) modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. See Note 5 for further information on non-TDR loan modifications.
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

The following table reconciles basic and diluted net income per share:

	Three Months Ended March 31,
(dollars and shares in thousands, except per share data)	2021	2020
Basic Net Income Per Share
Net income	$86,818	$22,640
Weighted average common shares outstanding	164,997	167,748
Basic Net Income Per Share	$0.53	$0.13

Diluted Net Income Per Share
Net income	$86,818	$22,640
Weighted average common shares outstanding	164,997	167,748
Effect of dilutive securities:
Restricted stock	687	616
Stock options and appreciation rights	23	40
Weighted average shares outstanding	165,707	168,404
Diluted Net Income Per Share	$0.52	$0.13

NOTE 4 – INVESTMENT SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio and the corresponding amounts of unrealized gains, unrealized losses, and basis adjustments recognized in accumulated other comprehensive income (loss):

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Basis Adjustments (1)	Fair Value
March 31, 2021
Available-for-Sale
U.S. Treasury	$236,427	$10,910	$(8,337)	$(10,110)	$228,890
U.S. government-sponsored entities and agencies	1,412,926	39,527	(42,518)	(36,402)	1,373,533
Mortgage-backed securities - Agency	3,338,842	66,916	(20,419)	—	3,385,339
States and political subdivisions	1,405,386	66,711	(4,293)	—	1,467,804
Pooled trust preferred securities	13,753	—	(5,543)	—	8,210
Other securities	252,886	9,180	(1,312)	—	260,754
Total available-for-sale securities	$6,660,220	$193,244	$(82,422)	$(46,512)	$6,724,530

December 31, 2020
Available-for-Sale
U.S. Treasury	$9,909	$299	$—	$—	$10,208
U.S. government-sponsored entities and agencies	841,133	5,744	(3,921)	(968)	841,988
Mortgage-backed securities - Agency	3,249,002	91,086	(990)	—	3,339,098
States and political subdivisions	1,405,868	86,325	(31)	—	1,492,162
Pooled trust preferred securities	13,763	—	(5,850)	—	7,913
Other securities	265,079	14,260	(593)	—	278,746
Total available-for-sale securities	$5,784,754	$197,714	$(11,385)	$(968)	$5,970,115
(1)    Basis adjustments represent the cumulative fair value adjustments included in the carrying amounts of fixed-rate investment securities assets in fair value hedging arrangements.

Proceeds from sales or calls of available-for-sale investment securities and the resulting realized gains and realized losses were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Proceeds from sales of available-for-sale debt securities	$52,468	$236,410
Proceeds from calls of available-for-sale debt securities	10,245	163,771
Total	$62,713	$400,181

Realized gains on sales of available-for-sale debt securities	$2,000	$5,595
Realized gains on calls of available-for-sale debt securities	13	13
Realized losses on sales of available-for-sale debt securities	—	(409)
Realized losses on calls of available-for-sale debt securities	(20)	(25)
Debt securities gains (losses), net	$1,993	$5,174
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

	March 31, 2021
(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Maturity
Available-for-Sale
Within one year	$126,291	$127,635	2.86%
One to five years	2,208,550	2,271,071	2.43
Five to ten years	2,015,116	2,005,310	1.77
Beyond ten years	2,310,263	2,320,514	2.45
Total	$6,660,220	$6,724,530	2.25%

The following table summarizes the available-for-sale investment securities with unrealized losses for which an allowance for credit losses has not been recorded by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2021
Available-for-Sale
U.S. Treasury	$131,593	$(8,337)	$—	$—	$131,593	$(8,337)
U.S. government-sponsored entities and agencies	1,086,560	(42,518)	—	—	1,086,560	(42,518)
Mortgage-backed securities - Agency	1,203,839	(20,331)	3,918	(88)	1,207,757	(20,419)
States and political subdivisions	186,505	(4,293)	—	—	186,505	(4,293)
Pooled trust preferred securities	—	—	8,210	(5,543)	8,210	(5,543)
Other securities	42,876	(891)	34,658	(421)	77,534	(1,312)
Total available-for-sale	$2,651,373	$(76,370)	$46,786	$(6,052)	$2,698,159	$(82,422)

December 31, 2020
Available-for-Sale
U.S. government-sponsored entities and agencies	$355,528	$(3,921)	$—	$—	$355,528	$(3,921)
Mortgage-backed securities - Agency	275,833	(895)	3,572	(95)	279,405	(990)
States and political subdivisions	3,497	(31)	—	—	3,497	(31)
Pooled trust preferred securities	—	—	7,913	(5,850)	7,913	(5,850)
Other securities	19,404	(70)	24,871	(523)	44,275	(593)
Total available-for-sale	$654,262	$(4,917)	$36,356	$(6,468)	$690,618	$(11,385)
Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for sale debt securities that do not meet the criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale debt securities was needed at March 31, 2021 or December 31, 2020. Accrued interest receivable on available-for-sale debt securities is excluded from the estimate of credit losses and totaled $26.1 million at March 31, 2021 and $27.0 million at December 31, 2020.
The U.S. government sponsored entities and agencies and mortgage-backed securities – agency are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. Therefore, for those securities, we do not record expected credit losses.
At March 31, 2021, Old National’s securities portfolio consisted of 1,892 securities, 280 of which were in an unrealized loss position.  The unrealized losses attributable to our U.S. Treasury, U.S. government-sponsored entities and agencies, agency mortgage-backed securities, states and political subdivisions, and other securities are the result of fluctuations in interest rates.  Our pooled trust preferred securities are discussed below.  At March 31, 2021, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.

Pooled Trust Preferred Securities
At March 31, 2021, our securities portfolio contained two pooled trust preferred securities with a fair value of $8.2 million and unrealized losses of $5.5 million.  These securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows.  For the three months ended March 31, 2021 and 2020, we did not recognize any losses on these securities.
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

(dollars in thousands)	Class	Lowest Credit Rating (1)	Amortized Cost	Fair Value	Unrealized Gain/ (Loss)	# of Issuers Currently Performing/ Remaining	Actual Deferrals and Defaults as a % of Original Collateral	Expected Defaults as a % of Remaining Performing Collateral	Excess Subordination as a % of Current Performing Collateral
March 31, 2021
Pooled trust preferred securities:
Pretsl XXVII LTD	B	BB	$4,208	$2,415	$(1,793)	32/41	14.4%	10.6%	42.1%
Trapeza Ser 13A	A2A	A	9,545	5,795	(3,750)	39/41	4.5%	6.5%	60.7%
			13,753	8,210	(5,543)
Single Issuer trust preferred securities:
JP Morgan Chase & Co		BBB-	4,813	4,554	(259)

Total			$18,566	$12,764	$(5,802)
(1)Lowest rating for the security provided by any nationally recognized credit rating agency.
Equity Securities
Old National’s equity securities with readily determinable fair values totaled $2.4 million at March 31, 2021 and $2.5 million at December 31, 2020.  There were gains on equity securities of $0.1 million during the three months ended March 31, 2021 and 2020.  Old National also has equity securities without readily determinable fair values that are included in other assets that totaled $117.2 million at March 31, 2021 and $105.8 million at December 31, 2020.  These are illiquid investments that consist of partnerships, limited liability companies, and other ownership interests that support affordable housing, economic development, and community revitalization initiatives in low-to-moderate income neighborhoods.  There have been no impairments or adjustments on these securities in the three months ended March 31, 2021 or 2020.
NOTE 5 – LOANS AND ALLOWANCE FOR CREDIT LOSSES
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

The loan categories used to monitor and analyze interest income and yields are different than the portfolio segments used to determine the allowance for credit losses for loans. The allowance for credit losses was calculated by pooling loans of similar credit risk characteristics and credit monitoring procedures. The four loan portfolios are classified into seven segments of loans - commercial, commercial real estate, BBCC, residential real estate, indirect, direct, and home equity. The commercial and commercial real estate loan categories shown on the balance sheet include the same pool of loans as the commercial, commercial real estate, and BBCC portfolio segments. The consumer loan category shown on the balance sheet is comprised of the same loans in the indirect, direct, and home equity portfolio segments. The composition of loans by portfolio segment as of March 31, 2021 follows:

	March 31, 2021	Segment	March 31, 2021
	Statement	Portfolio	After
(dollars in thousands)	Balance	Reclassifications	Reclassifications
Loans:
Commercial	$4,068,896	$(187,967)	$3,880,929
Commercial real estate	6,074,135	(168,283)	5,905,852
BBCC	N/A	356,250	356,250
Residential real estate	2,203,277	—	2,203,277
Consumer	1,578,953	(1,578,953)	N/A
Indirect	N/A	887,333	887,333
Direct	N/A	150,471	150,471
Home equity	N/A	541,149	541,149
Total	$13,925,261	$—	$13,925,261
The composition of loans by portfolio segment follows:

(dollars in thousands)	March 31, 2021	December 31, 2020
Commercial (1) (2)	$3,880,929	$3,757,700
Commercial real estate	5,905,852	5,774,811
BBCC	356,250	370,423
Residential real estate	2,203,277	2,248,422
Indirect	887,333	913,902
Direct	150,471	164,807
Home equity	541,149	556,414
Total loans	13,925,261	13,786,479
Allowance for credit losses	(114,037)	(131,388)
Net loans	$13,811,224	$13,655,091
(1)Includes direct finance leases of $29.9 million at March 31, 2021 and $32.3 million at December 31, 2020.
(2)Includes PPP loans of $1.124 billion at March 31, 2021 and $943.0 million at December 31, 2020.
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
On December 27, 2020, President Trump signed into law the CAA. The CAA, among other things, extends the life of the PPP, effectively creating a second round of PPP loans for eligible businesses. Old National is participating in the CAA’s second round of PPP lending. In mid-January Old National opened its lending portal and began processing PPP loan applications. Old National initially focused on helping minority-owned business, women-owned business, not-for-profit entities, and existing first round PPP customers with the lending process. During the three months ended March 31, 2021, Old National originated over 4,800 loans with balance of $517.3 million through the second round of the PPP. Additionally, section 541 of the CAA extends the relief provided by the CARES Act for financial institutions to suspend the GAAP accounting treatment for troubled debt restructuring to January 1, 2022.
At March 31, 2021, remaining PPP loans totaled $1.124 billion.
Commercial Real Estate
Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy.  The properties securing Old National’s commercial real estate portfolio are diverse in terms of type and geographic location.  Management monitors and evaluates commercial real estate loans based on collateral, geography, and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.
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
At 226%, Old National Bank’s commercial real estate loans as a percentage of its risk-based capital remained well below the regulatory guideline limit of 300% at March 31, 2021.
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

Indirect
Indirect loans are secured by automobile collateral, generally new and used cars and trucks from auto dealers that operate within our footprint. Old National typically mitigates the risk of indirect loans by establishing minimum FICO scores, maximum loan-to-value ratios, and maximum debt-to-income ratios. Repayment of these loans depends largely on the personal income of the borrowers, which can be affected by changes in economic conditions such as unemployment levels. Portfolio risk is mitigated by the fact that the loans are of smaller amounts spread over many borrowers, conservative credit policies, and ongoing reviews of dealer relationships.
Direct
Direct loans are typically secured by collateral such as auto or real estate or are unsecured. Old National has established conservative underwriting standards such as minimum FICO scores, maximum loan-to-value ratios, and maximum debt-to-income ratios. Repayment of these loans depends largely on the personal income of the borrowers, which can be affected by changes in economic conditions such as unemployment levels. Portfolio risk is mitigated by the fact that the loans are of smaller amounts spread over many borrowers along with conservative credit policies.
Home Equity
Home equity loans are generally secured by 1-4 family residences that are owner occupied. Old National has established conservative underwriting standards such as minimum FICO scores, maximum loan-to-value ratios, and maximum debt-to-income ratios. Repayment of these loans depends largely on the personal income of the borrowers, which can be affected by changes in economic conditions such as unemployment levels. Portfolio risk is mitigated by the fact that the loans are of smaller amounts spread over many borrowers, along with conservative credit policies as well as monitoring of updated borrower credit scores.
Allowance for Credit Losses
Loans
Credit quality within the loans held for investment portfolio is continuously monitored by management and is reflected within the allowance for credit losses for loans. The allowance for credit losses is an estimate of expected losses inherent within the Company’s loans held for investment portfolio. Credit quality is assessed and monitored by evaluating various attributes and the results of those evaluations are utilized in underwriting new loans and in our process for estimating expected credit losses. Expected credit loss inherent in non-cancelable off-balance-sheet credit exposures is accounted for as a separate liability included in other liabilities on the balance sheet. The allowance for credit losses for loans held for investment is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries. Old National has made a policy election to report accrued interest receivable as a separate line item on the balance sheet. Accrued interest receivable on loans is excluded from the estimate of credit losses and totaled $53.7 million at March 31, 2021 and $57.3 million at December 31, 2020.
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

The allowance for credit losses decreased for the three months ended March 31, 2021 primarily due to changes in the economic forecast. The forecast scenario includes improved unemployment, gross domestic product, and house price index. In addition to the quantitative inputs, several qualitative factors were considered. These factors include the risk that unemployment and gross domestic product prove to be more severe and/or prolonged than our baseline forecast, the efficacy and consumption of the vaccine, the emergence of resistant strains of the virus, and the reluctance of consumers to spend money. The mitigating impact of fiscal stimulus, including direct payments to individuals, ongoing increased unemployment benefits, as well as the various government sponsored loan programs, was also considered. Old National’s activity in the allowance for credit losses for loans by portfolio segment was as follows:

(dollars in thousands)	Balance at Beginning of Period	Impact of Adopting ASC 326	Sub-Total	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Three Months Ended March 31, 2021
Commercial	$30,567	$—	$30,567	$(407)	$238	$(5,268)	$25,130
Commercial real estate	75,810	—	75,810	(1)	73	(5,321)	70,561
BBCC	6,120	—	6,120	(36)	41	(3,588)	2,537
Residential real estate	12,608	—	12,608	(158)	87	(2,272)	10,265
Indirect	3,580	—	3,580	(584)	537	(1,278)	2,255
Direct	855	—	855	(302)	260	(148)	665
Home equity	1,848	—	1,848	(82)	339	519	2,624
Total	$131,388	$—	$131,388	$(1,570)	$1,575	$(17,356)	$114,037

Three Months Ended March 31, 2020
Commercial	$21,359	$7,150	$28,509	$(5,042)	$357	$7,301	$31,125
Commercial real estate	20,535	25,548	46,083	(1,292)	669	8,643	54,103
BBCC	2,279	3,702	5,981	(15)	66	(615)	5,417
Residential real estate	2,299	6,986	9,285	(300)	169	483	9,637
Indirect	5,319	(1,669)	3,650	(1,203)	414	805	3,666
Direct	1,863	(1,059)	804	(475)	152	341	822
Home equity	965	689	1,654	(118)	82	(8)	1,610
Total	$54,619	$41,347	$95,966	$(8,445)	$1,909	$16,950	$106,380
PPP loans were factored in the provision for credit losses for the three months ended March 31, 2021; however, due to the SBA guaranty and our borrowers’ adherence to the PPP terms, the provision impact was insignificant.
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

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Allowance for credit losses on unfunded loan commitments:
Balance at beginning of period	$11,689	$2,656
Impact of adopting ASC 326	—	4,549
Sub-Total	11,689	7,205
Expense (reversal of expense) for credit losses	(1,324)	1,745
Balance at end of period	$10,365	$8,950

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
Pass rated loans are those loans that are other than criticized, classified – substandard, classified – nonaccrual, or classified – doubtful.

The following table summarizes the risk category of commercial, commercial real estate, and BBCC loans by loan portfolio segment and class of loan:

	Risk Rating
(dollars in thousands)	Pass	Criticized	Classified - Substandard	Classified - Nonaccrual	Classified - Doubtful	Total
March 31, 2021
Commercial:
Term Loans at Amortized Cost by Origination Year:
Prior to 2017	$352,978	$5,187	$10,711	$1,243	$2,566	$372,685
2017	216,956	6,726	9,892	6,674	2,540	242,788
2018	125,661	27,901	11,267	3,600	1,705	170,134
2019	374,639	8,053	8,124	1,695	692	393,203
2020	1,201,910	21,742	4,594	3,519	—	1,231,765
2021	762,646	4,788	502	1,236	—	769,172
Revolving Loans	502,589	4,924	3,926	878	—	512,317
Revolving to Term Loans	175,782	3,226	2,691	7,166	—	188,865
Total	$3,713,161	$82,547	$51,707	$26,011	$7,503	$3,880,929

Commercial real estate:
Term Loans at Amortized Cost by Origination Year:
Prior to 2017	$882,164	$38,716	$18,346	$13,514	$21,910	$974,650
2017	657,154	42,544	23,368	7,980	20,770	751,816
2018	737,708	14,260	12,244	3,857	835	768,904
2019	1,012,914	31,909	7,743	2,049	1,788	1,056,403
2020	1,572,509	4,845	13,432	2,448	—	1,593,234
2021	332,598	2,277	370	—	—	335,245
Revolving Loans	15,838	—	13,157	—	—	28,995
Revolving to Term Loans	371,889	23,851	585	280	—	396,605
Total	$5,582,774	$158,402	$89,245	$30,128	$45,303	$5,905,852

BBCC:
Term Loans at Amortized Cost by Origination Year:
Prior to 2017	$24,250	$271	$—	$—	$191	$24,712
2017	34,384	205	239	245	44	35,117
2018	45,832	469	506	489	491	47,787
2019	67,742	1,334	1,442	490	25	71,033
2020	89,186	1,404	230	37	—	90,857
2021	20,540	—	—	—	—	20,540
Revolving Loans	42,521	530	320	—	—	43,371
Revolving to Term Loans	19,818	1,203	673	1,139	—	22,833
Total	$344,273	$5,416	$3,410	$2,400	$751	$356,250

	Risk Rating
(dollars in thousands)	Pass	Criticized	Classified - substandard	Classified - nonaccrual	Classified - doubtful	Total
December 31, 2020
Commercial:
Term Loans at Amortized Cost by Origination Year:
Prior to 2016	$262,538	$5,369	$8,441	$4,379	$610	$281,337
2016	124,041	3,383	2,774	49	296	130,543
2017	227,710	9,508	9,836	6,951	2,748	256,753
2018	171,228	15,003	10,077	4,701	1,016	202,025
2019	420,736	9,603	6,369	3,754	—	440,462
2020	1,675,964	23,982	6,501	2,600	—	1,709,047
Revolving Loans	549,849	10,307	15,344	778	—	576,278
Revolving to Term Loans	148,508	2,685	3,049	7,013	—	161,255
Total	$3,580,574	$79,840	$62,391	$30,225	$4,670	$3,757,700

Commercial real estate:
Term Loans at Amortized Cost by Origination Year:
Prior to 2016	$513,658	$33,490	$8,665	$12,564	$3,274	$571,651
2016	496,086	17,648	5,308	1,635	19,283	539,960
2017	677,119	46,994	26,691	9,456	18,926	779,186
2018	749,102	26,464	13,565	5,393	—	794,524
2019	1,041,305	49,271	4,700	2,054	1,832	1,099,162
2020	1,537,226	6,874	11,451	1,408	—	1,556,959
Revolving Loans	28,122	—	—	—	—	28,122
Revolving to Term Loans	382,219	19,804	2,911	313	—	405,247
Total	$5,424,837	$200,545	$73,291	$32,823	$43,315	$5,774,811

BBCC:
Term Loans at Amortized Cost by Origination Year:
Prior to 2016	$5,327	$—	$—	$—	$30	$5,357
2016	24,946	643	33	—	—	25,622
2017	36,288	414	246	200	70	37,218
2018	49,875	621	195	134	847	51,672
2019	73,913	1,403	1,417	551	3	77,287
2020	94,828	1,599	233	161	—	96,821
Revolving Loans	52,393	868	317	89	—	53,667
Revolving to Term Loans	19,353	1,259	701	1,466	—	22,779
Total	$356,923	$6,807	$3,142	$2,601	$950	$370,423

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

	Payment Performance
(dollars in thousands)	Performing	Nonperforming	Total
March 31, 2021
Residential real estate:
Term Loans at Amortized Cost by Origination Year:
Prior to 2017	$709,771	$19,036	$728,807
2017	155,099	980	156,079
2018	108,229	597	108,826
2019	380,852	222	381,074
2020	669,921	100	670,021
2021	158,352	—	158,352
Revolving Loans	—	—	—
Revolving to Term Loans	118	—	118
Total	$2,182,342	$20,935	$2,203,277
Indirect:
Term Loans at Amortized Cost by Origination Year:
Prior to 2017	$54,370	$533	$54,903
2017	79,764	639	80,403
2018	115,341	795	116,136
2019	224,114	470	224,584
2020	329,182	349	329,531
2021	81,709	—	81,709
Revolving Loans	—	—	—
Revolving to Term Loans	67	—	67
Total	$884,547	$2,786	$887,333
Direct:
Term Loans at Amortized Cost by Origination Year:
Prior to 2017	$23,706	$763	$24,469
2017	13,194	152	13,346
2018	25,754	163	25,917
2019	25,427	113	25,540
2020	27,595	66	27,661
2021	7,511	—	7,511
Revolving Loans	25,014	5	25,019
Revolving to Term Loans	1,006	2	1,008
Total	$149,207	$1,264	$150,471
Home equity:
Term Loans at Amortized Cost by Origination Year:
Prior to 2017	$—	$—	$—
2017	642	—	642
2018	418	127	545
2019	980	98	1,078
2020	—	—	—
2021	—	—	—
Revolving Loans	515,235	101	515,336
Revolving to Term Loans	18,817	4,731	23,548
Total	$536,092	$5,057	$541,149

	Payment Performance
(dollars in thousands)	Performing	Nonperforming	Total
December 31, 2020
Residential real estate:
Term Loans at Amortized Cost by Origination Year:
Prior to 2016	$620,999	$20,775	$641,774
2016	202,457	2,131	204,588
2017	190,376	892	191,268
2018	132,107	680	132,787
2019	453,132	251	453,383
2020	624,435	65	624,500
Revolving Loans	—	—	—
Revolving to Term Loans	122	—	122
Total	$2,223,628	$24,794	$2,248,422
Indirect:
Term Loans at Amortized Cost by Origination Year:
Prior to 2016	$21,088	$192	$21,280
2016	52,225	429	52,654
2017	96,587	666	97,253
2018	134,893	777	135,670
2019	253,514	443	253,957
2020	352,989	22	353,011
Revolving Loans	—	—	—
Revolving to Term Loans	77	—	77
Total	$911,373	$2,529	$913,902
Direct:
Term Loans at Amortized Cost by Origination Year:
Prior to 2016	$19,465	$526	$19,991
2016	8,527	247	8,774
2017	16,182	64	16,246
2018	30,510	171	30,681
2019	29,189	141	29,330
2020	32,499	22	32,521
Revolving Loans	26,028	4	26,032
Revolving to Term Loans	1,229	3	1,232
Total	$163,629	$1,178	$164,807
Home equity:
Term Loans at Amortized Cost by Origination Year:
Prior to 2016	$—	$116	$116
2016	238	11	249
2017	891	—	891
2018	444	—	444
2019	997	37	1,034
2020	1	—	1
Revolving Loans	529,275	94	529,369
Revolving to Term Loans	20,314	3,996	24,310
Total	$552,160	$4,254	$556,414
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

The following table presents the aging of the amortized cost basis in past due loans by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Current	Total Loans
March 31, 2021
Commercial	$3,141	$—	$3,504	$6,645	$3,874,284	$3,880,929
Commercial real estate	2,586	159	32,955	35,700	5,870,152	5,905,852
BBCC	103	84	86	273	355,977	356,250
Residential	9,067	217	6,724	16,008	2,187,269	2,203,277
Indirect	2,124	475	469	3,068	884,265	887,333
Direct	639	134	314	1,087	149,384	150,471
Home equity	352	347	1,912	2,611	538,538	541,149
Total	$18,012	$1,416	$45,964	$65,392	$13,859,869	$13,925,261

December 31, 2020
Commercial	$2,977	$664	$2,100	$5,741	$3,751,959	$3,757,700
Commercial real estate	887	128	27,272	28,287	5,746,524	5,774,811
BBCC	894	882	61	1,837	368,586	370,423
Residential	11,639	3,296	7,666	22,601	2,225,821	2,248,422
Indirect	5,222	960	492	6,674	907,228	913,902
Direct	753	533	426	1,712	163,095	164,807
Home equity	1,075	377	1,663	3,115	553,299	556,414
Total	$23,447	$6,840	$39,680	$69,967	$13,716,512	$13,786,479
The following table presents the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing by class of loan:

	March 31, 2021			December 31, 2020
(dollars in thousands)	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing
Commercial	$33,514	$1,890	$49	$34,895	$3,394	$122
Commercial real estate	75,431	42,221	—	76,138	22,152	20
BBCC	3,151	—	—	3,551	—	—
Residential	20,935	—	—	24,794	—	—
Indirect	2,786	—	—	2,529	—	12
Direct	1,264	—	—	1,178	27	13
Home equity	5,057	4	—	4,254	45	—
Total	$142,138	$44,115	$49	$147,339	$25,618	$167
Interest income recognized on nonaccrual loans was insignificant during the three months ended March 31, 2021 and 2020.

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

	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Investment Securities/Cash	Auto	Other
March 31, 2021
Commercial	$7,470	$20,081	$5,352	$165	$446
Commercial real estate	60,773	381	1,088	—	13,189
BBCC	1,267	1,706	56	122	—
Residential	20,935	—	—	—	—
Indirect	—	—	—	2,786	—
Direct	980	—	2	227	23
Home equity	5,057	—	—	—	—
Total loans	$96,482	$22,168	$6,498	$3,300	$13,658

December 31, 2020
Commercial	$8,976	$19,253	$5,379	$394	$893
Commercial real estate	60,844	472	1,137	—	13,685
BBCC	1,425	1,929	63	134	—
Residential	24,794	—	—	—	—
Indirect	—	—	—	2,529	—
Direct	901	—	2	235	29
Home equity	4,254	—	—	—	—
Total loans	$101,194	$21,654	$6,581	$3,292	$14,607
Loan Participations
Old National has loan participations, which qualify as participating interests, with other financial institutions.  At March 31, 2021, these loans totaled $1.108 billion, of which $496.3 million had been sold to other financial institutions and $611.8 million was retained by Old National.  The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.
Troubled Debt Restructurings
Old National may choose to restructure the contractual terms of certain loans.  The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit Old National by increasing the ultimate probability of collection.
Any loans that are modified are reviewed by Old National to identify if a TDR has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, Old National Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status.  The modification of the terms of such loans includes one or a combination of the following:  a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate of new debt with similar risk, or a permanent reduction of the recorded investment of the loan.
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
When a residential or consumer loan is identified as a TDR, the loan is typically written down to its collateral value less selling costs.
The following table presents activity in TDRs:

(dollars in thousands)	Beginning Balance	(Charge-offs)/ Recoveries	(Payments)/ Disbursements	(Removals)/ Additions	Ending Balance
Three Months Ended March 31, 2021
Commercial	$11,090	$—	$(1,448)	$(1,171)	$8,471
Commercial real estate	17,606	8	(229)	—	17,385
BBCC	112	3	(10)	—	105
Residential	2,824	—	(221)	—	2,603
Indirect	—	2	(2)	—	—
Direct	739	1	(14)	—	726
Home equity	282	1	(7)	—	276
Total	$32,653	$15	$(1,931)	$(1,171)	$29,566

Three Months Ended March 31, 2020
Commercial	$12,412	$(695)	$(789)	$—	$10,928
Commercial real estate	14,277	(1,272)	(157)	—	12,848
BBCC	578	—	(16)	—	562
Residential	3,107	—	(67)	—	3,040
Indirect	—	3	(3)	—	—
Direct	983	2	(63)	—	922
Home equity	381	1	(8)	—	374
Total	$31,738	$(1,961)	$(1,103)	$—	$28,674
TDRs included within nonaccrual loans totaled $14.3 million at March 31, 2021 and $14.9 million at December 31, 2020.  Old National has allocated specific reserves to customers whose loan terms have been modified as TDRs totaling $0.8 million at March 31, 2021 and $1.6 million at December 31, 2020.  Old National had not committed to lend any additional funds to customers with outstanding loans that were classified as TDRs at March 31, 2021 or December 31, 2020.
The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the three months ended March 31, 2021 and 2020 are the same except for when the loan modifications involve the forgiveness of principal.  There were no TDR additions for the three months ended March 31, 2021 and 2020. However, one loan met the qualifications to be removed from TDR status for the three months ended March 31, 2021.
The TDRs that occurred during the three months ended March 31, 2021 and 2020 did not have a material impact on the allowance for credit losses and resulted in no charge-offs.
A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
TDRs for which there was a payment default within twelve months following the modification were insignificant during the three months ended March 31, 2021 and 2020.

The terms of certain other loans were modified during 2021 and 2020 that did not meet the definition of a TDR.  It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have extended the maturity date.  In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification.  The evaluation is performed under our internal underwriting policy.  We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral, or a bona fide guarantee.  We also consider whether the modification was insignificant relative to the other terms of the agreement or the delay in a payment.
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

	December 31, 2020	March 31, 2021
(dollars in thousands)	Deferrals Balance	Deferrals Balance (1)	Number of Deferrals
Commercial and commercial real estate	$53,823	$32,242	47
Residential real estate	1,855	1,763	8
Consumer	8,224	5,280	250
Total	$63,902	$39,285	305
(1)    Includes second deferrals between 90 and 180 days totaling $2.2 million of commercial and commercial real estate loans, $0.7 million of residential real estate loans, and $0.7 million of consumer loans.

NOTE 6 – OTHER REAL ESTATE OWNED
Other real estate owned is included in other assets.  The following table presents activity in other real estate owned:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Balance at beginning of period	$1,324	$2,169
Additions	130	146
Sales	(632)	(113)
Impairments	(71)	(39)
Balance at end of period (1)	$751	$2,163
(1)Includes repossessed personal property of $0.2 million at March 31, 2021 and $0.4 million at March 31, 2020.
Foreclosed residential real estate property recorded as a result of obtaining physical possession of the property included in the table above totaled $0.4 million at March 31, 2021 and $0.8 million at December 31, 2020.  Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $3.7 million at March 31, 2021 and $2.7 million at December 31, 2020.
NOTE 7 – PREMISES AND EQUIPMENT
The composition of premises and equipment was as follows:

(dollars in thousands)	March 31, 2021	December 31, 2020
Land	$72,219	$72,600
Buildings	375,397	373,660
Furniture, fixtures, and equipment	114,824	110,735
Leasehold improvements	44,747	44,734
Total	607,187	601,729
Accumulated depreciation	(140,628)	(137,321)
Premises and equipment, net	$466,559	$464,408
Depreciation expense was $7.1 million for the three months ended March 31, 2021, compared to $8.6 million for the three months ended March 31, 2020.
Finance Leases
Old National leases certain banking center buildings under finance leases that are included in premises and equipment.  See Notes 8 and 14 to the consolidated financial statements for detail regarding these leases.
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

Old National does not have any material sub-lease agreements.
The components of lease expense were as follows:

	Affected Line Item in the Statement of Income	Three Months Ended March 31,
(dollars in thousands)		2021	2020
Operating lease cost	occupancy/equipment expense	$3,301	$9,181
Finance lease cost:
Amortization of right-of-use assets	occupancy expense	311	166
Interest on lease liabilities	interest expense	95	78
Short-term lease cost	occupancy expense	—	1
Sub-lease income	occupancy expense	(143)	(128)
Total		$3,564	$9,298
Supplemental balance sheet information related to leases was as follows:

(dollars in thousands)	March 31, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets	$74,611	$76,197
Operating lease liabilities	84,665	86,598

Finance Leases
Premises and equipment, net	11,040	11,351
Other borrowings	11,561	11,813

Weighted-Average Remaining Lease Term (in Years)
Operating leases	10.4	10.6
Finance leases	10.1	10.3

Weighted-Average Discount Rate
Operating leases	3.38%	3.40%
Finance leases	3.48%	3.46%
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,636	$4,193
Operating cash flows from finance leases	95	78
Financing cash flows from finance leases	251	122

The following table presents a maturity analysis of the Company’s lease liability by lease classification at March 31, 2021:

(dollars in thousands)	Operating Leases	Finance Leases
2021	$10,706	$1,048
2022	13,424	1,412
2023	9,721	1,438
2024	8,557	1,444
2025	8,373	1,437
Thereafter	50,549	7,006
Total undiscounted lease payments	101,330	13,785
Amounts representing interest	(16,665)	(2,224)
Lease liability	$84,665	$11,561
Old National leases certain office space and buildings to unrelated parties in exchange for consideration.  All of these tenant leases are classified as operating leases.  The following table presents a maturity analysis of the Company’s tenant leases at March 31, 2021:

(dollars in thousands)	Tenant Leases
2021	$1,747
2022	1,907
2023	1,526
2024	1,396
2025	1,083
Thereafter	2,922
Total undiscounted lease payments	$10,581

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the changes in the carrying amount of goodwill:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Balance at beginning of period	$1,036,994	$1,036,994
Acquisitions and adjustments	—	—
Balance at end of period	$1,036,994	$1,036,994
Old National performed the required annual goodwill impairment test as of August 31, 2020 and there was no impairment.  No events or circumstances since the August 31, 2020 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.

The gross carrying amounts and accumulated amortization of other intangible assets were as follows:

(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
March 31, 2021
Core deposit	$103,264	$(62,982)	$40,282
Customer trust relationships	16,547	(13,890)	2,657
Total intangible assets	$119,811	$(76,872)	$42,939

December 31, 2020
Core deposit	$112,723	$(69,623)	$43,100
Customer trust relationships	16,547	(13,633)	2,914
Total intangible assets	$129,270	$(83,256)	$46,014
Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years.
Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. No impairment charges were recorded during the three months ended March 31, 2021 or 2020.  Total amortization expense associated with intangible assets was $3.1 million for the three months ended March 31, 2021, compared to $3.8 million for the three months ended March 31, 2020.
Estimated amortization expense for future years is as follows:

(dollars in thousands)
2021 remaining	$8,261
2022	9,014
2023	7,053
2024	5,645
2025	4,509
Thereafter	8,457
Total	$42,939

NOTE 10 – LOAN SERVICING RIGHTS
Loan servicing rights are included in other assets on the balance sheet. At March 31, 2021, loan servicing rights derived from mortgage loans sold with servicing retained totaled $28.1 million, compared to $26.7 million at December 31, 2020.  Loans serviced for others are not reported as assets.  The principal balance of mortgage loans serviced for others was $3.597 billion at March 31, 2021, compared to $3.613 billion at December 31, 2020.  Custodial escrow balances maintained in connection with serviced loans were $32.9 million at March 31, 2021 and $16.2 million at December 31, 2020.

The following table summarizes the carrying values and activity related to loan servicing rights and the related valuation allowance:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Balance at beginning of period	$28,124	$25,399
Additions	3,113	1,731
Amortization	(2,975)	(1,555)
Balance before valuation allowance at end of period	28,262	25,575
Valuation allowance:
Balance at beginning of period	(1,407)	(31)
(Additions)/recoveries	1,261	(1,412)
Balance at end of period	(146)	(1,443)
Loan servicing rights, net	$28,116	$24,132
At March 31, 2021, the fair value of servicing rights was $30.7 million, which was determined using a discount rate of 9% and a conditional prepayment rate of 11%.  At December 31, 2020, the fair value of servicing rights was $26.8 million, which was determined using a discount rate of 9% and a conditional prepayment rate of 14%.
NOTE 11 – QUALIFIED AFFORDABLE HOUSING PROJECTS AND OTHER TAX CREDIT INVESTMENTS
Old National is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects.  These investments are included in other assets on the balance sheet, with any unfunded commitments included with other liabilities. As of March 31, 2021, Old National expects to recover its remaining investments through the use of the tax credits that are generated by the investments.
The following table summarizes Old National’s investments in qualified affordable housing projects and other tax credit investments:

(dollars in thousands)		March 31, 2021		December 31, 2020
Investment	Accounting Method	Investment	Unfunded Commitment (1)	Investment	Unfunded Commitment
LIHTC	Proportional amortization	$32,702	$5,899	$33,609	$6,845
FHTC	Equity	18,530	20,672	18,660	22,398
NMTC	Equity	10,425	—	6,120	—
Renewable Energy	Equity	2,714	—	3,611	862
Total		$64,371	$26,571	$62,000	$30,105
(1)All commitments will be paid by Old National by 2027.

The following table summarizes the amortization expense and tax benefit recognized for Old National’s qualified affordable housing projects and other tax credit investments:

(dollars in thousands)	Amortization Expense (1)	Tax Expense (Benefit) Recognized (2)
Three Months Ended March 31, 2021
LIHTC	$862	$(1,136)
FHTC	130	(682)
NMTC	375	(463)
Renewable Energy	697	(562)
Total	$2,064	$(2,843)

Three Months Ended March 31, 2020
LIHTC	$776	$(1,019)
FHTC	5,143	(1,356)
Renewable Energy	372	(400)
Total	$6,291	$(2,775)
(1)The amortization expense for the LIHTC investments is included in our income tax expense. The amortization expense for the FHTC, NMTC, and Renewable Energy tax credits is included in noninterest expense.
(2)All of the tax benefits recognized are included in our income tax expense.  The tax benefit recognized for the FHTC, NMTC, and Renewable Energy investments primarily reflects the tax credits generated from the investments and excludes the net tax expense (benefit) and deferred tax liability of the investments’ income (loss).
NOTE 12 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase are secured borrowings.  Old National pledges investment securities to secure these borrowings. The following table presents securities sold under agreements to repurchase and related weighted-average interest rates:

	At or for the Three Months Ended March 31, 2021	At December 31, 2020	At or for the Three Months Ended March 31, 2020
(dollars in thousands)
Outstanding at period end	$395,242	$431,166	$318,067
Average amount outstanding during the period	398,662	N/A	329,091
Maximum amount outstanding at any month-end during the period	395,242	N/A	318,067
Weighted-average interest rate:
During the period	0.12%	N/A	0.47%
At period end	0.12%	0.12%	0.22%
The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At March 31, 2021
	Remaining Contractual Maturity of the Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 days	Total
Repurchase Agreements:
U.S. Treasury and agency securities	$395,242	$—	$—	$—	$395,242
Total	$395,242	$—	$—	$—	$395,242
The fair value of securities pledged to secure repurchase agreements may decline.  Old National has pledged securities valued at 106% of the gross outstanding balance of repurchase agreements at March 31, 2021 to manage this risk.

NOTE 13 – FEDERAL HOME LOAN BANK ADVANCES
The following table summarizes Old National Bank’s FHLB advances:

(dollars in thousands)	March 31, 2021	December 31, 2020
FHLB advances (fixed rates 0.45% to 4.96% and variable rates 0.06% to 0.09%) maturing June 2021 to January 2041	$1,924,155	$1,999,160
Fair value hedge basis adjustments and unamortized prepayment fees	(11,614)	(7,725)
Total	$1,912,541	$1,991,435
FHLB advances had weighted-average rates of 1.32%  at March 31, 2021 and December 31, 2020.  Investment securities and residential real estate loans collateralize these borrowings up to 140% of outstanding debt.
In the first quarter of 2021, Old National modified $50.0 million pertaining to two FHLB advances, which lowered their weighted average effective rates from 1.53% to 0.33%. At March 31, 2021, total unamortized prepayment fees related to all debt modifications totaled $30.7 million, compared to $30.0 million at December 31, 2020.
Contractual maturities of FHLB advances at March 31, 2021 were as follows:

(dollars in thousands)
Due in 2021	$20,000
Due in 2022	29,000
Due in 2023	155
Due in 2024	25,000
Due in 2025	550,000
Thereafter	1,300,000
Fair value hedge basis adjustments and unamortized prepayment fees	(11,614)
Total	$1,912,541

NOTE 14 – OTHER BORROWINGS
The following table summarizes Old National’s other borrowings:

(dollars in thousands)	March 31, 2021	December 31, 2020
Old National Bancorp:
Senior unsecured notes (fixed rate 4.125% maturing August 2024)	$175,000	$175,000
Unamortized debt issuance costs related to senior unsecured notes	(520)	(559)
Junior subordinated debentures (variable rates of 1.75% to 1.93%) maturing March 2035 to June 2037	42,000	42,000
Other basis adjustments	(3,157)	(3,195)
Old National Bank:
Finance lease liabilities	11,561	11,813
Subordinated debentures (variable rate 4.56%)	12,000	12,000
Leveraged loans for NMTC (fixed rates of 1.00% to 1.43%) maturing December 2046 to December 2052	25,655	15,300
Other	3,743	428
Total other borrowings	$266,282	$252,787
Contractual maturities of other borrowings at March 31, 2021 were as follows:

(dollars in thousands)
Due in 2021	$774
Due in 2022	1,073
Due in 2023	1,132
Due in 2024	176,170
Due in 2025	1,198
Thereafter	85,869
Unamortized debt issuance costs and other basis adjustments	66
Total	$266,282
Senior Notes
In August 2014, Old National issued $175.0 million of senior unsecured notes with a 4.125% interest rate.  These notes pay interest on February 15 and August 15 and mature on August 15, 2024.
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

The following table summarizes the terms of our outstanding junior subordinated debentures:

(dollars in thousands)				Rate at March 31, 2021
Name of Trust	Issuance Date	Issuance Amount	Rate		Maturity Date
St. Joseph Capital Trust II	March 2005	$5,000	3-month LIBOR plus 1.75%	1.93%	March 17, 2035
Anchor Capital Trust III	August 2005	5,000	3-month LIBOR plus 1.55%	1.75%	September 30, 2035
Home Federal Statutory Trust I	September 2006	15,000	3-month LIBOR plus 1.65%	1.83%	September 15, 2036
Monroe Bancorp Capital Trust I	July 2006	3,000	3-month LIBOR plus 1.60%	1.82%	October 7, 2036
Tower Capital Trust 3	December 2006	9,000	3-month LIBOR plus 1.69%	1.88%	March 1, 2037
Monroe Bancorp Statutory Trust II	March 2007	5,000	3-month LIBOR plus 1.60%	1.78%	June 15, 2037
Total		$42,000
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
Finance Lease Liabilities
Old National has long-term finance lease liabilities for certain banking centers totaling $11.6 million.  The economic substance of these leases is that Old National is financing the acquisition of the building through the lease and accordingly, the building is recorded as a right-of-use asset in premises and equipment and the lease is recorded as a liability in other borrowings.  The right-of-use assets and lease liabilities are initially measured at the present value of the lease payments over the lease term using Old National’s incremental borrowing rate based on the information available at the commencement date of the lease.  See Note 8 to the consolidated financial statements for a maturity analysis of the Company’s finance lease liabilities.
NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes within each classification of AOCI, net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sale Debt Securities	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Total
Three Months Ended March 31, 2021
Balance at beginning of period	$145,335	$2,584	$(148)	$147,771
Other comprehensive income (loss) before reclassifications	(57,287)	3,053	—	(54,234)
Amounts reclassified from AOCI to income (1)	(1,553)	(112)	37	(1,628)
Balance at end of period	$86,495	$5,525	$(111)	$91,909

Three Months Ended March 31, 2020
Balance at beginning of period	$56,131	$240	$(164)	$56,207
Other comprehensive income (loss) before reclassifications	80,369	5,886	—	86,255
Amounts reclassified from AOCI to income (1)	(4,000)	(325)	20	(4,305)
Balance at end of period	$132,500	$5,801	$(144)	$138,157
(1)See table below for details about reclassifications to income.

The following table summarizes the significant amounts reclassified out of each component of AOCI for the three months ended March 31, 2021 and 2020:

Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement of Income
	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Unrealized gains and losses on available-for-sale debt securities	$1,993	$5,174	Debt securities gains (losses), net
	(440)	(1,174)	Income tax (expense) benefit
	$1,553	$4,000	Net income
Gains and losses on cash flow hedges Interest rate contracts	$149	$431	Interest income (expense)
	(37)	(106)	Income tax (expense) benefit
	$112	$325	Net income
Amortization of defined benefit pension items
Actuarial gains (losses)	$(49)	$(27)	Salaries and employee benefits
	12	7	Income tax (expense) benefit
	$(37)	$(20)	Net income

Total reclassifications for the period	$1,628	$4,305	Net income

NOTE 16 – SHARE-BASED COMPENSATION
At March 31, 2021, Old National had 2.5 million shares remaining available for issuance under the Company’s Amended and Restated 2008 Incentive Compensation Plan.  The granting of awards to key employees is typically in the form of restricted stock awards or units.
Restricted Stock Awards
Old National granted 0.1 million time-based restricted stock awards to certain key officers during the three months ended March 31, 2021, with shares vesting generally over a 36 month period.  At March 31, 2021, nonvested shares totaled 0.5 million. Compensation expense is recognized on a straight-line basis over the vesting period.  Shares are subject to certain restrictions and risk of forfeiture by the participants.  At March 31, 2021, unrecognized compensation expense for unvested restricted stock awards was $6.2 million.  The cost is expected to be recognized over a weighted-average period of 2.1 years.
Old National recorded share-based compensation expense, net of tax, related to restricted stock awards of $0.7 million during the three months ended March 31, 2021 and 2020.
Restricted Stock Units
Old National granted 0.2 million shares of performance based restricted stock units to certain key officers during the three months ended March 31, 2021, with shares vesting at the end of a 36 month period based on the achievement of certain targets.   At March 31, 2021, nonvested shares totaled 0.9 million. For certain awards, the level of performance could increase or decrease the number of shares earned.  Compensation expense is recognized on a straight-line basis over the vesting period.  Shares are subject to certain restrictions and risk of forfeiture by the participants.  At March 31, 2021, unrecognized compensation expense was $6.4 million.  The cost is expected to be recognized over a weighted-average period of 2.2 years.
Old National recorded share-based compensation expense, net of tax, related to restricted stock units of $0.6 million during the three months ended March 31, 2021, compared to $1.4 million during the three months ended March 31, 2020.

Stock Options and Appreciation Rights
Old National has not granted stock options since 2009. However, Old National did acquire stock options and stock appreciation rights through prior year acquisitions. Old National recorded no incremental expense associated with the conversion of these options and stock appreciation rights. At March 31, 2021, 28 thousand stock appreciation rights remained outstanding.
NOTE 17 – INCOME TAXES
Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statements of income:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Provision at statutory rate of 21%	$21,934	$5,372
Tax-exempt income:
Tax-exempt interest	(2,779)	(2,632)
Section 291/265 interest disallowance	33	73
Company-owned life insurance income	(544)	(647)
Tax-exempt income	(3,290)	(3,206)
State income taxes	2,974	(8)
Interim period effective rate adjustment	(1,775)	3,267
Tax credit investments - federal	(1,092)	(1,902)
Other, net	(1,121)	(584)
Income tax expense	$17,630	$2,939
Effective tax rate	16.9%	11.5%
The provision for income taxes was recorded at March 31, 2021 and 2020 based on the current estimate of the effective annual rate.
The higher effective tax rate during the three months ended March 31, 2021 when compared to the three months ended March 31, 2020 is primarily the result of an increase in pre-tax book income.

Net Deferred Tax Assets
Net deferred tax assets are included in other assets on the balance sheet. Significant components of net deferred tax assets (liabilities) were as follows:

(dollars in thousands)	March 31, 2021	December 31, 2020
Deferred Tax Assets
Allowance for credit losses, net of recapture	$30,374	$34,971
Benefit plan accruals	11,136	20,076
Net operating loss carryforwards	15,553	18,982
Federal tax credits	1,332	—
Deferred gain on securities	1,786	2,102
Acquired loans	10,912	11,989
Operating lease liabilities	23,710	24,245
Tax credit investments and other partnerships	968	1,054
Other real estate owned	6	28
Other, net	720	460
Total deferred tax assets	96,497	113,907
Deferred Tax Liabilities
Purchase accounting	(18,365)	(18,232)
Loan servicing rights	(6,928)	(6,582)
Premises and equipment	(13,972)	(14,008)
Prepaid expenses	(956)	(955)
Operating lease right-of-use assets	(21,105)	(21,569)
Unrealized gains on available-for-sale investment securities	(24,327)	(40,756)
Unrealized gains on hedges	(1,800)	(1,080)
Other, net	(1,557)	(1,555)
Total deferred tax liabilities	(89,010)	(104,737)
Net deferred tax assets	$7,487	$9,170
Through the acquisition of Anchor (WI) in the second quarter of 2016 and Lafayette Savings Bank in the fourth quarter of 2014, both former thrifts, Old National Bank’s retained earnings at March 31, 2021 include base-year bad debt reserves, created for tax purposes prior to 1988, totaling $52.8 million.  Of this total, $50.9 million was acquired from Anchor (WI), and $1.9 million was acquired from Lafayette Savings Bank.  Base-year reserves are subject to recapture in the unlikely event that Old National Bank (1) makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes, (2) redeems its stock, or (3) liquidates.  Old National Bank has no intention of making such a nondividend distribution.  Accordingly, under current accounting principles, a related deferred income tax liability of $13.0 million has not been recognized.
No valuation allowance was recorded at March 31, 2021 or December 31, 2020 because, based on current expectations, Old National believes it will generate sufficient income in future years to realize deferred tax assets.  Old National has federal net operating loss carryforwards totaling $36.7 million at March 31, 2021 and $52.4 million at December 31, 2020.  This federal net operating loss was acquired from the acquisition of Anchor (WI) in 2016.  If not used, the federal net operating loss carryforwards will expire from 2030 to 2033.  Old National has federal tax credit carryforwards totaling $1.3 million at March 31, 2021. The federal tax credits consist mainly of energy efficient home credits, low-income housing credits, and new market tax credits that, if not used, will expire by 2041. Old National has recorded state net operating loss carryforwards totaling $129.1 million at March 31, 2021 and $132.2 million at December 31, 2020.  If not used, the state net operating loss carryforwards will expire from 2027 to 2033.
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
Cash Flow Hedges
Interest rate swaps of certain borrowings were designated as cash flow hedges totaling $150.0 million notional amount at March 31, 2021 and $325.0 million notional amount at December 31, 2020. Interest rate collars and floors related to variable-rate commercial loan pools were designated as cash flow hedges totaling $400.0 million notional amount at March 31, 2021 and December 31, 2020. The hedges were determined to be effective during all periods presented and we expect them to remain effective during the remaining terms.
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
Fair Value Hedges
Interest rate swaps of certain borrowings were designated as fair value hedges totaling $379.0 million notional amount at March 31, 2021 and December 31, 2020. Interest rate swaps of certain available-for-sale investment securities were designated as fair value hedges totaling $885.0 million notional amount at March 31, 2021 and $347.5 million notional amount at December 31, 2020. The hedges were determined to be effective during all periods presented and we expect them to remain effective during the remaining terms.

Derivatives Designated as Hedges
The following table summarizes Old National’s derivatives designated as hedges:

	March 31, 2021			December 31, 2020
		Fair Value			Fair Value
(dollars in thousands)	Notional	Assets (1)	Liabilities (2)	Notional	Assets (1)	Liabilities (2)
Cash flow hedges
Interest rate collars and floors on loan pools	$400,000	$4,830	$—	$400,000	$6,636	$—
Interest rate swaps on borrowings	150,000	4,548	—	325,000	628	1,816
Fair value hedges
Interest rate swaps on investment securities	884,957	46,811	—	347,516	1,145	172
Interest rate swaps on borrowings	379,000	7,218	—	379,000	8,793	—
Total		$63,407	$—		$17,202	$1,988
(1)Derivative assets are included in other assets on the balance sheet.
(2)Derivative liabilities are included in other liabilities on the balance sheet.
The effect of derivative instruments in fair value hedging relationships on the consolidated statements of income were as follows:

(dollars in thousands)					Gain (Loss) Recognized in Income on Related Hedged Items
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in income on Derivative	Gain (Loss) Recognized in Income on Derivative	Hedged Items in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in in Income on Related Hedged Item
Three Months Ended March 31, 2021
Interest rate contracts	Interest income/(expense)	$(1,575)	Fixed-rate debt	Interest income/(expense)	$1,578
Interest rate contracts	Interest income/(expense)	45,839	Fixed-rate investment securities	Interest income/(expense)	(45,544)
Total		$44,264			$(43,966)

Three Months Ended March 31, 2020
Interest rate contracts	Interest income/(expense)	$9,241	Fixed-rate debt	Interest income/(expense)	$(9,228)
The effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income were as follows:

		Three Months Ended March 31,		Three Months Ended March 31,
(dollars in thousands)		2021	2020	2021	2020
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	Interest income/(expense)	$4,048	$7,803	$149	$431
Amounts reported in AOCI related to cash flow hedges will be reclassified to interest income or interest expense as interest payments are received or paid on Old National’s derivative instruments.  During the next 12 months, we estimate that $4.5 million will be reclassified to interest income and $0.5 million will be reclassified to interest expense.
Commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives.  These derivative contracts do not qualify for hedge accounting.  At March 31, 2021, the notional amounts of the interest rate lock commitments were $237.4 million and forward commitments were $273.7 million.  At December 31, 2020, the notional amounts of the interest rate lock commitments were $224.7 million and forward commitments were $261.0 million.  It is our practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans.
Old National also enters into derivative instruments for the benefit of its customers.  The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $2.098 billion at March 31, 2021.  The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $2.008 billion at December 31, 2020.  These derivative contracts do not qualify for hedge accounting.  These instruments include interest rate swaps, caps, and collars.  Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.
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
Derivatives Not Designated as Hedges
The following table summarizes Old National’s derivatives not designated as hedges:

	March 31, 2021			December 31, 2020
		Fair Value			Fair Value
(dollars in thousands)	Notional	Assets (1)	Liabilities (2)	Notional	Assets (1)	Liabilities (2)
Interest rate lock commitments	$237,439	$5,454	$—	$224,719	$9,375	$—
Forward mortgage loan contracts	273,710	4,847	—	261,027	—	2,335
Customer interest rate swaps	2,098,087	63,403	14,715	2,008,149	113,300	133
Counterparty interest rate swaps (3)	2,098,087	778	8,602	2,008,149	—	13,543
Customer foreign currency forward contracts	22,849	555	—	9,990	324	—
Counterparty foreign currency forward contracts	22,644	—	383	9,854	—	188
Total		$75,037	$23,700		$122,999	$16,199
(1)Derivative assets are included in other assets on the balance sheet.
(2)Derivative liabilities are included in other liabilities on the balance sheet.
(3)The fair values of certain counterparty interest rate swaps are zero due to the settlement of centrally-cleared variation margin rules.  The net adjustment was $41.2 million as of March 31, 2021 and $100.4 million as of December 31, 2020.
The effect of derivatives not designated as hedging instruments on the consolidated statements of income were as follows:

		Three Months Ended March 31,
(dollars in thousands)		2021	2020
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Other income/(expense)	$385	$(466)
Mortgage contracts	Mortgage banking revenue	3,261	4,820
Foreign currency contracts	Other income/(expense)	36	(19)
Total		$3,682	$4,335
(1)Includes the valuation differences between the customer and offsetting swaps.

NOTE 19 – COMMITMENTS AND CONTINGENCIES
COVID-19
COVID-19 continues to unfold across the U.S. The spread of the COVID-19 virus had an impact on our operations as of March 31, 2021, and the Company expects that the virus will continue to have an impact on the business, financial condition, and results of operations of the Company and its customers. The COVID-19 pandemic caused changes in the behavior of customers, businesses, and their employees, including illness, quarantines, social distancing practices, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment, and overall economic and financial market instability. Future effects, including additional actions taken by federal, state, and local governments to contain COVID-19 or treat its impact, are unknown. However, if these actions are sustained, it may adversely impact several industries within our geographic footprint and impair the ability of Old National’s customers to fulfill their contractual obligations to the Company. This could cause Old National to experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of valuation impairments on Old National’s intangible assets, investments, loans, loan servicing rights, deferred tax assets, or counter-party risk derivatives.

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
Credit-Related Financial Instruments
In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $3.851 billion and standby letters of credit of $75.1 million at March 31, 2021.  At March 31, 2021, approximately $3.613 billion of the loan commitments had fixed rates and $238.3 million had floating rates, with the floating interest rates ranging from 0% to 14%.  At December 31, 2020, loan commitments totaled $3.720 billion and standby letters of credit totaled $86.9 million.  These commitments are not reflected in the consolidated financial statements.  The allowance for unfunded loan commitments totaled $10.4 million at March 31, 2021 and $11.7 million at December 31, 2020.
Old National had credit extensions with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients totaling $7.9 million at March 31, 2021 and December 31, 2020.  Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $7.5 million at March 31, 2021 and December 31, 2020.  Old National did not provide collateral for the remaining credit extensions.
Visa Class B Restricted Shares
In 2008, Old National received Visa Class B restricted shares as part of Visa’s initial public offering.  These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares.  This conversion will not occur until the final settlement of certain litigation for which Visa is indemnified by the holders of Visa’s Class B shares, including Old National.  Visa funded an escrow account from its initial public offering to settle these litigation claims.  Increases in litigation claims requiring Visa to fund the escrow account due to insufficient funds will result in a reduction of the conversion ratio of each Visa Class B share to unrestricted Class A shares.  As of March 31, 2021, the conversion ratio was 1.6228.  Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation, the 65,466 Class B shares that Old National owns at March 31, 2021 are carried at a zero cost basis and are included in other assets with our equity securities that have no readily determinable fair value.
NOTE 20 – FINANCIAL GUARANTEES
Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires Old National to record the instruments at fair value.  Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties.  Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract.  Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies.  The term of these standby letters of credit is typically one year or less.  At March 31, 2021, the notional amount of standby letters of credit was $75.1 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.5 million.  At December 31, 2020, the notional amount of standby letters of credit was $86.9 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.5 million.
Old National is a party in risk participation transactions of interest rate swaps, which had total notional amount of $68.2 million at March 31, 2021.
NOTE 21 – SEGMENT INFORMATION
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
Recurring Basis
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at March 31, 2021 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$2,429	$2,429	$—	$—
Investment securities available-for-sale:
U.S. Treasury	228,890	228,890	—	—
U.S. government-sponsored entities and agencies	1,373,533	—	1,373,533	—
Mortgage-backed securities - Agency	3,385,339	—	3,385,339	—
States and political subdivisions	1,467,804	—	1,467,804	—
Pooled trust preferred securities	8,210	—	—	8,210
Other securities	260,754	—	260,754	—
Residential loans held for sale	50,281	—	50,281	—
Derivative assets	138,444	—	138,444	—
Financial Liabilities
Derivative liabilities	23,700	—	23,700	—

		Fair Value Measurements at December 31, 2020 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$2,547	$2,547	$—	$—
Investment securities available-for-sale:
U.S. Treasury	10,208	10,208	—	—
U.S. government-sponsored entities and agencies	841,988	—	841,988	—
Mortgage-backed securities - Agency	3,339,098	—	3,339,098	—
States and political subdivisions	1,492,162	—	1,492,162	—
Pooled trust preferred securities	7,913	—	—	7,913
Other securities	278,746	—	278,746	—
Residential loans held for sale	63,250	—	63,250	—
Derivative assets	140,201	—	140,201	—
Financial Liabilities
Derivative liabilities	18,187	—	18,187	—
The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(dollars in thousands)	Pooled Trust Preferred Securities	States and Political Subdivisions
Three Months Ended March 31, 2021
Balance at beginning of period	$7,913	$—
Accretion of discount	5	—
Sales/payments received	(15)	—
Increase in fair value of securities	307	—
Balance at end of period	$8,210	$—

Three Months Ended March 31, 2020
Balance at beginning of period	$8,222	$40
Accretion of discount	4	—
Sales/payments received	(17)	(40)
Decrease in fair value of securities	(787)	—
Balance at end of period	$7,422	$—
The accretion of discounts on securities in the table above is included in interest income.  The increase or decrease in the fair value of securities in the table above is included in the unrealized holding gains (losses) for the period in the statement of other comprehensive income. An increase in fair value is reflected in the balance sheet as an increase in the fair value of investment securities available-for-sale, an increase in accumulated other comprehensive income, which is included in shareholders’ equity, and a decrease in other assets related to the tax impact. A decrease in fair value is reflected in the balance sheet as a decrease in the fair value of investment securities available-for-sale, a decrease in accumulated other comprehensive income, which is included in shareholders’ equity, and an increase in other assets related to the tax impact.

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average) (4)
March 31, 2021
Pooled trust preferred securities	$8,210	Discounted cash flow	Constant prepayment rate (1)	0.00%
			Additional asset defaults (2)	6.0% - 8.7% (6.9%)
			Expected asset recoveries (3)	0.0% - 23.3% (7.4%)
December 31, 2020
Pooled trust preferred securities	$7,913	Discounted cash flow	Constant prepayment rate (1)	0.00%
			Additional asset defaults (2)	6.0% - 8.7% (6.8%)
			Expected asset recoveries (3)	0.0% - 23.2% (7.3%)
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
Non-Recurring Basis
Assets measured at fair value at March 31, 2021 on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2021 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Loans:
Commercial loans	$12,484	$—	$—	$12,484
Commercial real estate loans	18,983	—	—	18,983
Foreclosed Assets:
Residential	15	—	—	15
Loan servicing rights	334	—	334	—
Commercial and commercial real estate loans that are deemed collateral dependent are valued using the discounted cash flows.  The liquidation amounts are based on the fair value of the underlying collateral using the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral.  These commercial and commercial real estate loans had a principal amount of $35.9 million, with a valuation allowance of $4.5 million at March 31, 2021.  Old National recorded provision recoveries associated with these loans totaling $0.2 million for the three months ended March 31, 2021.  Old National recorded provision expense associated with commercial and commercial real estate loans that were deemed collateral dependent totaling $6.8 million for the three months ended March 31, 2020.
Other real estate owned and other repossessed property is measured at fair value less costs to sell on a non-recurring basis and had a net carrying amount of $15 thousand at March 31, 2021. There were write-downs of other real estate owned of $23 thousand for the three months ended March 31, 2021. There were write-downs of other real estate owned of $11 thousand for the three months ended March 31, 2020.

Loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount.  If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value.  Fair value is determined at a tranche level, based on market prices for comparable mortgage servicing contracts when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model utilizes a discount rate, weighted average prepayment speed, and other economic factors that market participants would use in estimating future net servicing income and that can be validated against available market data (Level 2).  The valuation allowance for loan servicing rights with impairments at March 31, 2021 totaled $0.1 million.  Old National recorded recoveries associated with these loan servicing rights totaling $1.3 million during the three months ended March 31, 2021. There were impairments of $1.4 million for the three months ended March 31, 2020.
Assets measured at fair value at December 31, 2020 on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2020 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Loans:
Commercial loans	$10,747	$—	$—	$10,747
Commercial real estate loans	40,653	—	—	40,653
Loan servicing rights	26,717	—	26,717	—
At December 31, 2020, commercial and commercial real estate loans that are deemed collateral dependent had a principal amount of $57.2 million, with a valuation allowance of $5.8 million.
The valuation allowance for loan servicing rights with impairments at December 31, 2020 totaled $1.4 million.
The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average) (2)
March 31, 2021
Collateral Dependent Loans
Commercial loans	$12,484	Discounted	Discount for type of property,	2% - 27% (10%)
		cash flow	age of appraisal, and current status
Commercial real estate loans	18,983	Discounted	Discount for type of property,	4% - 20% (12%)
		cash flow	age of appraisal, and current status
Foreclosed Assets
Residential (1)	15	Fair value of	Discount for type of property,	60%
		collateral	age of appraisal, and current status
December 31, 2020
Collateral Dependent Loans
Commercial loans	$10,747	Discounted	Discount for type of property,	0% - 33% (12%)
		cash flow	age of appraisal, and current status
Commercial real estate loans	40,653	Discounted	Discount for type of property,	0% - 18% (7%)
		cash flow	age of appraisal, and current status
(1)There was only one foreclosed residential asset at March 31, 2021, so no range or weighted average is reported.
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

Residential Loans Held For Sale
Old National has elected the fair value option for residential loans held for sale.  For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status).  None of these loans are 90 days or more past due, nor are any on nonaccrual status.  Included in the income statement is interest income for loans held for sale totaling $0.4 million for the three months ended March 31, 2021 and 2020.
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
The difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was as follows:

(dollars in thousands)	Aggregate Fair Value	Difference	Contractual Principal
March 31, 2021
Residential loans held for sale	$50,281	$1,107	$49,174
December 31, 2020
Residential loans held for sale	$63,250	$3,485	$59,765
Accrued interest at period end is included in the fair value of the instruments.
The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value:

(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Three Months Ended March 31, 2021
Residential loans held for sale	$(2,380)	$2	$—	$(2,378)

Three Months Ended March 31, 2020
Residential loans held for sale	$1,421	$2	$—	$1,423

Financial Instruments Not Carried at Fair Value
The carrying amounts and estimated fair values of financial instruments not carried at fair value were as follows:

		Fair Value Measurements at March 31, 2021 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$457,777	$457,777	$—	$—
Loans, net:
Commercial	4,042,345	—	—	4,060,059
Commercial real estate	6,002,458	—	—	5,962,329
Residential real estate	2,193,012	—	—	2,201,917
Consumer credit	1,573,409	—	—	1,569,425
Accrued interest receivable	80,841	947	26,169	53,725

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$6,091,054	$6,091,054	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	10,715,798	10,640,798	74,998	—
Time deposits	1,042,903	—	1,057,644	—
Federal funds purchased and interbank borrowings	922	922	—	—
Securities sold under agreements to repurchase	395,242	395,242	—	—
FHLB advances	1,912,541	—	1,974,389	—
Other borrowings	266,282	—	279,515	—
Accrued interest payable	3,257	—	3,257	—
Standby letters of credit	455	—	—	455

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$7,873

		Fair Value Measurements at December 31, 2020 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$589,712	$589,712	$—	$—
Loans, net:
Commercial	3,922,642	—	—	3,912,948
Commercial real estate	5,867,795	—	—	5,797,447
Residential real estate	2,235,814	—	—	2,264,274
Consumer credit	1,628,840	—	—	1,618,365
Accrued interest receivable	85,306	21	27,977	57,308

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$5,633,672	$5,633,672	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	10,280,911	10,180,911	99,957	—
Time deposits	1,122,870	—	1,140,922	—
Federal funds purchased and interbank borrowings	1,166	1,166	—	—
Securities sold under agreements to repurchase	431,166	431,166	—	—
FHLB advances	1,991,435	—	2,092,033	—
Other borrowings	252,787	—	254,612	—
Accrued interest payable	5,443	—	5,443	—
Standby letters of credit	462	—	—	462

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$11,822
The methods utilized to measure the fair value of financial instruments at March 31, 2021 and December 31, 2020 represent an approximation of exit price, however, an actual exit price may differ.
NOTE 23 – REVENUE FROM CONTRACTS WITH CUSTOMERS
Old National’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income.  The consolidated statements of income include all categories of noninterest income.  The following table reflects only the categories of noninterest income that are within the scope of Topic 606:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Wealth management fees	$9,708	$8,884
Service charges on deposit accounts	8,124	10,077
Debit card and ATM fees	5,143	4,998
Investment product fees	5,864	5,874
Other income:
Merchant processing fees	824	804
Gain (loss) on other real estate owned	110	(56)
Safe deposit box fees	363	310
Insurance premiums and commissions	22	116
Total	$30,158	$31,007

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is an analysis of our results of operations for the three months ended March 31, 2021 and 2020, and financial condition as of March 31, 2021, compared to December 31, 2020.  This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes.
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

Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect.  Therefore, undue reliance should not be placed upon these estimates and statements.  We cannot assure that any of these statements, estimates, or beliefs will be realized and actual results may differ from those contemplated in these forward-looking statements.  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised to consult further disclosures we may make on related subjects in our filings with the SEC.  In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include the following:
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
•significant changes in accounting, tax, or regulatory practices or requirements, including the impact of the CECL standard;
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

FINANCIAL HIGHLIGHTS
The following table sets forth certain financial highlights of Old National:

	Three Months Ended
(dollars and shares in thousands,	March 31,	December 31,	March 31,
except per share data)	2021	2020	2020
Income Statement:
Net interest income	$148,120	$161,079	$143,771
Taxable equivalent adjustment (1)	3,500	3,517	3,323
Net interest income - tax equivalent basis	151,620	164,596	147,094
Provision for credit losses	(17,356)	(1,100)	16,950
Noninterest income	56,712	58,552	57,502
Noninterest expense	117,740	142,318	158,744
Net income	86,818	74,120	22,640
Per Common Share Data:
Weighted average diluted shares	165,707	165,631	168,404
Net income (diluted)	$0.52	$0.44	$0.13
Cash dividends	0.14	0.14	0.14
Common dividend payout ratio (2)	26%	31%	108%
Book value	$17.98	$17.98	$17.10
Stock price	19.34	16.56	13.19
Tangible common book value (3)	11.47	11.43	10.48
Performance Ratios:
Return on average assets	1.49%	1.30%	0.44%
Return on average common equity	11.69	10.11	3.20
Return on tangible common equity (3)	18.77	16.20	5.89
Return on average tangible common equity (3)	18.88	16.57	5.86
Net interest margin (3)	2.94	3.26	3.31
Efficiency ratio (3)	55.57	62.37	77.71
Net charge-offs (recoveries) to average loans	—	(0.03)	0.21
Allowance for credit losses to ending loans	0.82	0.95	0.86
Non-performing loans to ending loans	1.13	1.20	1.16
Balance Sheet:
Total loans	$13,925,261	$13,786,479	$12,384,612
Total assets	23,744,451	22,960,622	20,741,141
Total deposits	17,849,755	17,037,453	14,305,362
Total borrowed funds	2,574,987	2,676,554	3,245,214
Total shareholders' equity	2,979,447	2,972,656	2,823,435
Capital Ratios:
Risk-based capital ratios:
Tier 1 common equity	12.01%	11.75%	11.40%
Tier 1	12.01	11.75	11.40
Total	12.84	12.69	12.28
Leverage ratio (to average assets)	8.33	8.20	8.46
Total equity to assets (averages)	12.78	12.83	13.91
Tangible common equity to tangible assets (3)	8.38	8.64	8.81
Nonfinancial Data:
Full-time equivalent employees	2,451	2,445	2,736
Banking centers	162	162	192
(1)Calculated using the federal statutory tax rate in effect of 21% for all periods.
(2)Cash dividends per share divided by net income per share (basic).
(3)Represents a non-GAAP financial measure.  Refer to the “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.

NON-GAAP FINANCIAL MEASURES
The non-GAAP financial measures presented below are used by our management and our Board of Directors on a regular basis in addition to our GAAP results to facilitate the assessment of our financial performance. Management believes these non-GAAP financial measures enhance an investor’s understanding of our financial results by providing a meaningful basis for period-to-period comparisons, assisting in operating results analysis, and predicting future performance. This information supplements our GAAP reported results, and should not be viewed in isolation from, or as a substitute for, our GAAP results. Accordingly, this financial information should be read in conjunction with our consolidated financial statements and notes thereto for the quarter ended March 31, 2021, included elsewhere in this report, and included in our Annual Report on Form 10-K for the year ended December 31, 2020. Non-GAAP financial measures exclude certain items that are included in the financial results presented in accordance with GAAP.

The following table presents GAAP to non-GAAP reconciliations.

		Three Months Ended March 31,
	(dollars and shares in thousands, except per share data)	2021	2020
	Tangible common book value:
	Shareholders' equity (GAAP)	$2,979,447	$2,823,435
Deduct:	Goodwill	1,036,994	1,036,994
	Intangible assets	42,939	56,329
	Tangible shareholders' equity (non-GAAP)	$1,899,514	$1,730,112
	Period end common shares	165,676	165,109
	Tangible common book value	11.47	10.48
	Return on tangible common equity:
	Net income (GAAP)	$86,818	$22,640
	Add: Intangible amortization (net of tax)	2,306	2,849
	Tangible net income (non-GAAP)	$89,124	$25,489
	Tangible shareholders' equity (non-GAAP) (see above)	$1,899,514	$1,730,112
	Return on tangible common equity	18.77%	5.89%
	Return on average tangible common equity:
	Tangible net income (non-GAAP) (see above)	$89,124	$25,489
	Average shareholders' equity (GAAP)	$2,969,978	$2,833,523
Deduct:	Average goodwill	1,036,994	1,036,994
	Average intangible assets	44,409	58,127
	Average tangible shareholders' equity (non-GAAP)	$1,888,575	$1,738,402
	Return on average tangible common equity	18.88%	5.86%
	Net interest margin:
	Net interest income (GAAP)	$148,120	$143,771
	Taxable equivalent adjustment	3,500	3,323
	Net interest income - taxable equivalent basis (non-GAAP)	$151,620	$147,094
	Average earning assets	$20,601,652	$17,774,030
	Net interest margin	2.94%	3.31%
	Efficiency ratio:
	Noninterest expense (GAAP)	$117,740	$158,744
	Deduct: Intangible amortization expense	3,075	3,776
	Adjusted noninterest expense (non-GAAP)	$114,665	$154,968
	Net interest income - taxable equivalent basis (non-GAAP) (see above)	$151,620	$147,094
	Noninterest income	56,712	57,502
	Deduct: Debt securities gains (losses), net	1,993	5,174
	Adjusted total revenue (non-GAAP)	$206,339	$199,422
	Efficiency ratio	55.57%	77.71%
	Tangible common equity to tangible assets:
	Tangible shareholders' equity (non-GAAP) (see above)	$1,899,514	$1,730,112
	Assets (GAAP)	$23,744,451	$20,741,141
Add:	Trust overdrafts	24	119
Deduct:	Goodwill	1,036,994	1,036,994
	Intangible assets	42,939	56,329
	Tangible assets (non-GAAP)	$22,664,542	$19,647,937
	Tangible common equity to tangible assets	8.38%	8.81%
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

EXECUTIVE SUMMARY
Old National is devoted to the basic banking principles of organic loan growth, increases in non-interest income, prudent capital deployment, and expense management. We strive to continuously improve our operating leverage by growing our revenue faster than our expenses. In addition, we continue to actively seek new ways to serve our clients better by simplifying processes, offering superior products and services, and embracing new technologies.

During the first quarter of 2021, net income was $86.8 million, or $0.52 per diluted share. Net income was $22.6 million, or $0.13 per diluted share, for the first quarter of 2020.

During the first quarter of 2021, we recorded a provision for credit losses recapture of $17.4 million. This provision recapture was derived from the Moody’s baseline forecast, which included improved unemployment, gross domestic product, and house price index when compared to the forecast used in the prior quarter.

Despite the challenging operating environment, we achieved strong fundamental results during the first quarter of 2021.
Loans:  Our loan balances, excluding loans held for sale, increased $138.8 million to $13.925 billion at March 31, 2021 compared to $13.786 billion at December 31, 2020.  This was primarily driven by growth in commercial and commercial real estate loans.  We reported strong total commercial loan production of $718 million in the first quarter of 2021 and the commercial loan pipeline totaled $2.6 billion at March 31, 2021.
Net Interest Income: For the three months ended March 31, 2021 compared to the three months ended March 31, 2020, our net interest income increased primarily due to higher average loans, PPP related fees, and lower costs of interest-bearing liabilities, partially offset by decreased loan yields.  Net interest income decreased in the first quarter of 2021 compared to the fourth quarter of 2020 primarily due to lower PPP related fees from forgiveness of loans and decreased loan yields.
Noninterest Income:  Noninterest income decreased $0.8 million to $56.7 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to lower debt securities gains, lower service charges on deposit accounts, and $1.5 million of swap termination fees.  These decreases were partially offset by higher mortgage banking revenue. The first quarter of 2021 compared to the fourth quarter of 2020 showed a decrease of $1.8 million reflecting lower capital markets income.
Expenses:  Noninterest expenses decreased $41.0 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020.  The decrease was primarily attributable to $31.2 million of charges related to the ONB Way in the three months ended March 31, 2020.  The first quarter of 2021 compared to the fourth quarter of 2020 showed a decrease of $24.6 million reflecting lower salaries and amortization of tax credit investments.
Old National’s robust commercial pipeline at March 31, 2021, coupled with excess liquidity from deposit growth along with the momentum build from our ONB Way revenue initiatives bode well for future quarters. However, we are cautious that a peak in new cases of COVID-19 could stall the economy and cause a setback in the progress made during the first quarter of 2021.
Pandemic Update
As previously disclosed, the novel strain of coronavirus, COVID-19, had an impact on our operations during 2020 and the three months ended March 31, 2021. This pandemic impact is being addressed by Old National by continuing our practice of limiting the occupancy of our office buildings and rotating team members every 4 weeks based on geographic location of our facilities. We remain committed and focused on the health and safety of our team members, customers, and communities. Our historically careful underwriting practices, diverse and granular portfolios, and Midwest-based footprint has helped mitigate any adverse impact to Old National. In addition, the combination of the swift vaccine rollout, massive stimulus payments resulting in higher levels of discretionary funds and reduced spending during the pandemic are likely contributing factors mitigating the impact of the pandemic on the Company’s business, financial condition, results of operations, and its customers as of March 31, 2021. While we are fortunate to have apparently escaped a longer and more severe economic downturn than was experienced during 2020, economic uncertainty remains above average and bouts of elevated volatility are expected to continue that may have a future adverse financial impact on Old National.

RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National:

	Three Months Ended March 31,		%
(dollars in thousands)	2021	2020	Change
Income Statement Summary:
Net interest income	$148,120	$143,771	3.0%
Provision for credit losses	(17,356)	16,950	(202.4)
Noninterest income	56,712	57,502	(1.4)
Noninterest expense	117,740	158,744	(25.8)
Other Data:
Return on average common equity	11.69%	3.20%
Return on tangible common equity (1)	18.77	5.89
Return on average tangible common equity (1)	18.88	5.86
Efficiency ratio (1)	55.57	77.71
Tier 1 leverage ratio	8.33	8.46
Net charge-offs (recoveries) to average loans	—	0.21
(1)Represents a non-GAAP financial measure.  Refer to “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.
Net Interest Income
Net interest income is the most significant component of our earnings, comprising 72% of revenues for the three months ended March 31, 2021.  Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations.  Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of interest-earning assets and interest-bearing liabilities. We have observed signs of an economic recovery in the United States, with jobs, consumer spending, manufacturing, and other indicators rebounding from their weakest levels. However, there have been concerns about the speed of widespread vaccine distribution, as well as the emergence of resistant strains of the virus and whether enough people will agree to be vaccinated. Economic uncertainty remains and bouts of elevated volatility are expected to continue.

Interest rates remained at near historic lows during the first quarter of 2021 after declining dramatically in the first half of 2020 due to the COVID-19 pandemic. The Federal Reserve’s Federal Funds range is currently in a target range of 0.00% to 0.25%, with the Effective Fed Funds Rate in the 0.05% to 0.10% range. If interest rates decline further, our interest rate spread could decline, which may result in a decrease in our net interest income. However, management has taken balance sheet restructuring, derivative, and deposit pricing actions to help mitigate this risk.
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

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Net interest income	$148,120	$143,771
Conversion to fully taxable equivalent	3,500	3,323
Net interest income - taxable equivalent basis	$151,620	$147,094

Average earning assets	$20,601,652	$17,774,030

Net interest margin	2.88%	3.24%
Net interest margin - taxable equivalent basis	2.94%	3.31%
The increase in net interest income for the three months ended March 31, 2021 when compared to the three months ended March 31, 2020 was primarily due to higher average earning assets, lower costs of average interest-bearing liabilities, and interest and fees related to PPP loans. Partially offsetting these increases were lower yields on average earning assets and lower accretion income in the three months ended March 31, 2021 when compared to the three months ended March 31, 2020. Net interest income for the three months ended March 31, 2021 and 2020 included accretion income (interest income in excess of contractual interest income) associated with acquired loans. Accretion income totaled $4.7 million in the three months ended March 31, 2021, compared to $6.7 million in the three months ended March 31, 2020. We expect accretion income on loans to decrease over time, but this may be offset by future acquisitions. Net interest income for the three months ended March 31, 2021 included $12.6 million of interest and net fees combined on PPP loans.

The following table presents the average balance sheet for each major asset and liability category, its related interest income and yield, or its expense and rate.

(Tax equivalent basis, dollars in thousands)	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
Earning Assets	Average Balance	Income (1)/ Expense	Yield/ Rate	Average Balance	Income (1)/ Expense	Yield/ Rate
Money market and other interest-earning investments	$370,087	$88	0.10%	$58,406	$349	2.41%
Investment securities:
Treasury and government sponsored agencies	1,155,525	4,885	1.69%	583,971	3,697	2.53%
Mortgage-backed securities	3,312,311	15,833	1.91%	3,171,650	19,065	2.40%
States and political subdivisions	1,478,143	12,200	3.30%	1,273,156	11,409	3.58%
Other securities	453,411	2,743	2.42%	494,500	3,216	2.60%
Total investment securities	6,399,390	35,661	2.23%	5,523,277	37,387	2.71%
Loans: (2)
Commercial	3,974,762	35,568	3.58%	2,907,297	29,053	3.95%
Commercial real estate	5,980,774	55,746	3.73%	5,188,597	62,439	4.76%
Residential real estate loans	2,273,859	21,347	3.76%	2,370,295	24,244	4.09%
Consumer	1,602,780	14,327	3.63%	1,726,158	17,850	4.16%
Total loans	13,832,175	126,988	3.68%	12,192,347	133,586	4.35%
Total earning assets	20,601,652	$162,737	3.16%	17,774,030	$171,322	3.84%
Less: Allowance for credit losses	(133,869)			(83,244)
Non-Earning Assets
Cash and due from banks	288,623			287,601
Other assets	2,486,604			2,388,092
Total assets	$23,243,010			$20,366,479

Interest-Bearing Liabilities
Checking and NOW accounts	$4,975,487	$625	0.05%	$4,104,778	$2,860	0.28%
Savings accounts	3,495,319	487	0.06%	2,828,177	1,298	0.18%
Money market accounts	2,033,460	428	0.09%	1,784,169	2,507	0.57%
Time deposits	1,081,248	1,619	0.61%	1,646,173	5,633	1.38%
Total interest-bearing deposits	11,585,514	3,159	0.11%	10,363,297	12,298	0.48%
Federal funds purchased and interbank borrowings	1,144	—	—%	392,857	1,240	1.27%
Securities sold under agreements to repurchase	398,662	120	0.12%	329,091	384	0.47%
FHLB advances	1,925,352	5,409	1.14%	1,965,130	7,768	1.59%
Other borrowings	263,010	2,429	3.69%	240,276	2,538	4.23%
Total borrowed funds	2,588,168	7,958	1.25%	2,927,354	11,930	1.64%
Total interest-bearing liabilities	$14,173,682	$11,117	0.32%	$13,290,651	$24,228	0.73%

Noninterest-Bearing Liabilities and Shareholders' Equity
Demand deposits	$5,756,277			$3,964,493
Other liabilities	343,073			277,812
Shareholders' equity	2,969,978			2,833,523
Total liabilities and shareholders' equity	$23,243,010			$20,366,479

Net interest rate spread			2.84%			3.11%
Net interest margin (3)			2.94%			3.31%
Taxable equivalent adjustment		$3,500			$3,323
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

	From Three Months Ended March 31, 2020 to Three Months Ended March 31, 2021
	Total Change (1)	Attributed to
(dollars in thousands)		Volume	Rate
Interest Income
Money market and other interest-earning investments	$(261)	$975	$(1,236)
Investment securities (2)	(1,726)	5,406	(7,132)
Loans (2)	(6,598)	15,925	(22,523)
Total interest income	(8,585)	22,306	(30,891)
Interest Expense
Checking and NOW deposits	(2,235)	368	(2,603)
Savings deposits	(811)	201	(1,012)
Money market deposits	(2,079)	196	(2,275)
Time deposits	(4,014)	(1,397)	(2,617)
Federal funds purchased and interbank borrowings	(1,240)	(618)	(622)
Securities sold under agreements to repurchase	(264)	52	(316)
FHLB advances	(2,359)	(151)	(2,208)
Other borrowings	(109)	225	(334)
Total interest expense	(13,111)	(1,124)	(11,987)
Net interest income	$4,526	$23,430	$(18,904)
(1)The variance not solely due to rate or volume is allocated equally between the rate and volume variances.
(2)Interest on investment securities and loans includes the effect of taxable equivalent adjustments of $2.4 million and $1.1 million, respectively, during the three months ended March 31, 2021 using the federal statutory rate in effect of 21%.
The decrease in the net interest margin on a fully taxable equivalent basis for the three months ended March 31, 2021 when compared to the three months ended March 31, 2020 was primarily due to lower yields on interest earning assets and a change in the mix of average interest earning assets and interest-bearing liabilities, partially offset by higher average earning assets and lower costs of interest-bearing liabilities. The yield on interest earning assets decreased 68 basis points and the cost of interest-bearing liabilities decreased 41 basis points in the quarterly year-over-year comparison.  The yield on interest earning assets is calculated by dividing annualized taxable equivalent net interest income by average interest earning assets while the cost of interest-bearing liabilities is calculated by dividing annualized interest expense by average interest-bearing liabilities.  Accretion income represented 9 basis points of the net interest margin for the three months ended March 31, 2021, compared to 15 basis points for the three months ended March 31, 2020. The continued spread and impact of the COVID-19 pandemic may offset the recent positive economic momentum and government stimulus programs, and could negatively impact net interest margin. Accordingly, there is still much uncertainty regarding the economy.
Average earning assets were $20.602 billion for the three months ended March 31, 2021, compared to $17.774 billion for the three months ended March 31, 2020, an increase of $2.828 billion, or 16%. The increase in average earning assets was due to increases in average loans and average investment securities. The loan portfolio including loans held for sale, which generally has an average yield higher than the investment portfolio, was 67% of average interest earning assets for the three months ended March 31, 2021, compared to 69% for the three months ended March 31, 2020.
Average loans including loans held for sale increased $1.640 billion for the three months ended March 31, 2021 when compared to the three months ended March 31, 2020 due to increases in average commercial loans and commercial real estate loans, partially offset by lower average residential real estate loans and consumer loans. The increase in average commercial loans reflected strong PPP loan production, which began in April 2020. As of March 31, 2021, average commercial loans included PPP loans totaling $1.008 billion.
Average investments increased $876.1 million for the three months ended March 31, 2021 when compared to the three months ended March 31, 2020 reflecting excess liquidity.

Average noninterest-bearing deposits increased $1.792 billion for the three months ended March 31, 2021 when compared to the three months ended March 31, 2020. Average interest-bearing deposits increased $1.222 billion for the three months ended March 31, 2021 when compared to the three months ended March 31, 2020. This growth was primarily driven by the increased business and personal savings rates from various government stimulus actions.
Average borrowed funds decreased $339.2 million for the three months ended March 31, 2021 when compared to the three months ended March 31, 2020.
Provision for Credit Losses
Old National recorded a provision for credit losses recapture of $17.4 million for the three months ended March 31, 2021, compared to $17.0 million provision for credit losses expense for the three months ended March 31, 2020. Net recoveries totaled $5 thousand during the three months ended March 31, 2021, compared to net charge-offs of $6.5 million during the three months ended March 31, 2020.  The provision for credit losses recapture in the three months ended March 31, 2021 reflected the improved economic forecast during the quarter. PPP loans were factored in the provision for credit losses for the three months ended March 31, 2021; however, due to the SBA guaranty and our borrowers’ adherence to the PPP terms, the provision impact was insignificant. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, with the adoption of CECL beginning on January 1, 2020, provision expense may become more volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.
Noninterest Income
We generate revenues in the form of noninterest income through client fees, sales commissions, and other gains and losses from our core banking franchise and other related businesses, such as wealth management, investment consulting, and investment products.  The following table details the components in noninterest income:

	Three Months Ended March 31,		%
(dollars in thousands)	2021	2020	Change
Wealth management fees	$9,708	$8,884	9.3%
Service charges on deposit accounts	8,124	10,077	(19.4)
Debit card and ATM fees	5,143	4,998	2.9
Mortgage banking revenue	16,525	11,119	48.6
Investment product fees	5,864	5,874	(0.2)
Capital markets income	3,715	4,328	(14.2)
Company-owned life insurance	2,714	3,080	(11.9)
Debt securities gains (losses), net	1,993	5,174	(61.5)
Other income	2,926	3,968	(26.3)
Total noninterest income	$56,712	$57,502	(1.4)%
Noninterest income decreased $0.8 million for the three months ended March 31, 2021 when compared to the three months ended March 31, 2020 primarily due to lower debt securities gains, lower service charges on deposit accounts, and $1.5 million of swap termination fees in the three months ended March 31, 2021. These decreases were partially offset by higher mortgage banking revenue.
Wealth management fees increased $0.8 million for the three months ended March 31, 2021 when compared to the three months ended March 31, 2020 primarily due to higher personal and corporate trust fees.
Service charges and overdraft fees decreased $2.0 million for the three months ended March 31, 2021 when compared to the three months ended March 31, 2020 reflecting lower overdraft fees due to the impact of the COVID-19 pandemic.
Mortgage banking revenue increased $5.4 million for the three months ended March 31, 2021 when compared to the three months ended March 31, 2020 reflecting increased mortgage originations and sales in 2021.
Capital markets income is comprised of customer interest rate swap fees, foreign currency exchange fees, net gains (losses) on foreign currency adjustments, and tax credit fee income.  Capital markets income decreased $0.6 million for the three months ended March 31, 2021 when compared to the three months ended March 31, 2020 primarily due to lower customer interest rate swap fees.

Debt securities gains (losses), net had an unfavorable variance of $3.2 million for the three months ended March 31, 2021 when compared to the three months ended March 31, 2020 primarily due to lower realized gains on sales of available-for-sale securities in 2021.
Other income decreased $1.0 million for the three months ended March 31, 2021 when compared to the three months ended March 31, 2020 primarily due $1.5 million of swap termination fees in the three months ended March 31, 2021.
Noninterest Expense
The following table details the components in noninterest expense:

	Three Months Ended March 31,		%
(dollars in thousands)	2021	2020	Change
Salaries and employee benefits	$68,117	$79,173	(14.0)%
Occupancy	14,872	15,133	(1.7)
Equipment	3,969	5,305	(25.2)
Marketing	2,062	3,097	(33.4)
Data processing	12,353	9,467	30.5
Communication	2,878	2,798	2.9
Professional fees	2,724	4,293	(36.5)
FDIC assessment	1,607	1,609	(0.1)
Amortization of intangibles	3,075	3,776	(18.6)
Amortization of tax credit investments	1,202	5,515	(78.2)
Other expense	4,881	28,578	(82.9)
Total noninterest expense	$117,740	$158,744	(25.8)%
Noninterest expense decreased $41.0 million for the three months ended March 31, 2021 when compared to the three months ended March 31, 2020 reflecting $31.2 million of charges in the three months ended March 31, 2020 related to The ONB Way strategic initiative and lower amortization of tax credit investments.
Salaries and employee benefits decreased $11.1 million for the three months ended March 31, 2021 when compared to the three months ended March 31, 2020 primarily due to personnel expenses related to the ONB Way totaling $7.0 million in the three months ended March 31, 2020 and fewer employees at March 31, 2021.
Equipment expenses decreased $1.3 million for the three months ended March 31, 2021 when compared to the three months ended March 31, 2020 primarily due to lower accelerated depreciation and maintenance expenses of non-deployed assets related to the optimization of our branch network as part of The ONB Way strategic initiative.
Marketing expenses decreased $1.0 million for the three months ended March 31, 2021 when compared to the three months ended March 31, 2020 primarily due to lower public relations and sales promotion expenses.
Data processing expenses increased $2.9 million for the three months ended March 31, 2021 when compared to the three months ended March 31, 2020 related to the modernization of our technology infrastructure.
Professional fees decreased $1.6 million for the three months ended March 31, 2021 when compared to the three months ended March 31, 2020 reflecting $1.3 million in consulting fees incurred in the first quarter of 2020 related to the ONB Way.
Amortization of intangibles decreased $0.7 million for the three months ended March 31, 2021 when compared to the three months ended March 31, 2020 primarily due to lower amortization of core deposit intangibles.
Amortization of tax credit investments decreased $4.3 million for the three months ended March 31, 2021 when compared to the three months ended March 31, 2020. The recognition of tax credit amortization expense is contingent upon the successful completion of the rehabilitation of a historic building or completion of a solar project within the reporting period. Many factors including weather, labor availability, building regulations, inspections, and other unexpected construction delays related to a rehabilitation project can cause a project to exceed its estimated completion date.  See Note 11 to the consolidated financial statements for additional information on our tax credit investments.

Other expense decreased $23.7 million for the three months ended March 31, 2021 when compared to the three months ended March 31, 2020 primarily due to $20.6 million of lease termination charges and impairments on long-lived assets related to branch consolidations that were part of the ONB Way strategic initiative in the three months ended March 31, 2020. The decrease in other expense also reflected a favorable variance in provision for credit losses on unfunded loan commitments totaling $3.1 million.
Provision for Income Taxes
We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes.  The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by a tax benefit from our tax credit investments and interest on tax-exempt securities and loans.  The provision for income taxes, as a percentage of pre-tax income, was 16.9% for the three months ended March 31, 2021, compared to 11.5% for the three months ended March 31, 2020.  In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at March 31, 2021 based on the current estimate of the effective annual rate.  The higher effective tax rate during the three months ended March 31, 2021 when compared to the three months ended March 31, 2020 was primarily the result of an increase in pre-tax book income.  See Note 17 to the consolidated financial statements for additional information.
FINANCIAL CONDITION
Overview
At March 31, 2021, our assets were $23.744 billion, a $783.8 million increase compared to assets of $22.961 billion at December 31, 2020.  The increase was primarily due to higher investment securities.
We have observed signs of an economic recovery in the United States, with jobs, consumer spending, manufacturing, and other indicators rebounding from their weakest levels. However, there have been concerns about the speed of widespread vaccine distribution, as well as the emergence of resistant strains of the virus and whether enough people will agree to be vaccinated. Economic uncertainty remains and bouts of elevated volatility are expected to continue.
Earning Assets
Our earning assets are comprised of investment securities, portfolio loans, loans held for sale, money market investments, interest earning accounts with the Federal Reserve, and equity securities.  Earning assets were $21.175 billion at March 31, 2021, an $862.0 million increase compared to earning assets of $20.313 billion at December 31, 2020.
Investment Securities
We classify substantially all of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements.
Equity securities are recorded at fair value and totaled $2.4 million at March 31, 2021 compared to $2.5 million at December 31, 2020.
At March 31, 2021, the investment securities portfolio, including equity securities, was $6.896 billion compared to $6.142 billion at December 31, 2020, an increase of $754.3 million.  Investment securities represented 33% of earning assets at March 31, 2021, compared to 30% at December 31, 2020.  Stronger commercial loan demand in the future could result in management’s decision to reduce the securities portfolio.  At March 31, 2021, management does not intend to sell any securities in an unrealized loss position and does not believe we will be required to sell such securities.
The investment securities available-for-sale portfolio had net unrealized gains of $110.8 million at March 31, 2021, compared to net unrealized gains of $186.3 million at December 31, 2020.  Net unrealized gains decreased from December 31, 2020 to March 31, 2021 reflecting lower net unrealized gains on mortgage-backed and tax exempt municipal securities due to an increase in long-term interest rates.
The investment portfolio had an effective duration of 4.62 at March 31, 2021, compared to 4.08 at December 31, 2020.  Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates.  Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage.  The annualized average yields on investment securities, on a taxable equivalent basis, were 2.23% for the three months ended March 31, 2021, compared to 2.71% for the three months ended March 31, 2020.
Loans Held for Sale
Mortgage loans held for immediate sale in the secondary market were $50.3 million at March 31, 2021, compared to $63.3 million at December 31, 2020.  Certain mortgage loans are committed for sale at or prior to origination at a contracted price to an outside investor.  Other mortgage loans held for immediate sale are hedged with TBA forward agreements and committed for sale when they are ready for delivery and remain on the Company’s balance sheet for a short period of time (typically 30 to 60 days).  These loans are sold without recourse, beyond customary representations and warranties, and Old National has not experienced material losses arising from these sales.  Mortgage originations are subject to volatility due to interest rates and home sales, among other factors.
We have elected the fair value option prospectively for residential loans held for sale.  The aggregate fair value exceeded the unpaid principal balance by $1.1 million at March 31, 2021, compared to $3.5 million at December 31, 2020.
Commercial and Commercial Real Estate Loans
Commercial and commercial real estate loans are the largest classification within earning assets, representing 48% of earning assets at March 31, 2021, compared to 49% at December 31, 2020.  At March 31, 2021, commercial and commercial real estate loans were $10.143 billion, an increase of $240.1 million compared to December 31, 2020 driven by strong production in the first quarter of 2021. As of March 31, 2021, total PPP loans were $1.124 billion, compared to $943.0 million at December 31, 2020.

The following table provides detail on commercial loans by industry classification (as defined by the North American Industry Classification System) and by loan size.

	March 31, 2021			December 31, 2020
(dollars in thousands)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By Industry:
Manufacturing	$637,310	$1,066,149	$10,665	$586,074	$1,019,149	$11,036
Construction	476,717	945,765	980	462,140	903,604	1,036
Health care and social assistance	448,049	643,749	627	412,807	604,493	691
Public administration	286,379	406,199	—	299,748	371,846	—
Wholesale trade	251,701	505,194	3,056	241,432	483,253	3,647
Educational services	245,386	357,665	—	245,896	418,277	1,428
Other services	199,551	308,041	2,699	194,822	307,205	2,363
Professional, scientific, and technical services	201,973	328,628	643	182,228	320,983	864
Finance and insurance	174,601	235,770	55	186,079	246,551	57
Retail trade	142,007	306,706	1,301	151,869	329,160	1,788
Real estate rental and leasing	166,559	330,754	727	169,935	356,169	759
Transportation and warehousing	146,629	222,777	3,019	139,398	216,495	1,397
Administrative and support and waste management and remediation services	130,165	185,602	383	119,220	173,538	383
Agriculture, forestry, fishing, and hunting	115,557	189,135	338	145,624	192,602	358
Accommodation and food services	136,597	150,057	3,138	105,560	118,497	3,239
Utilities	84,943	96,823	—	88,607	98,996	—
Arts, entertainment, and recreation	97,559	133,930	2,534	82,305	111,729	2,590
Information	61,926	92,296	2,173	61,883	95,774	2,286
Mining	54,273	84,747	17	57,142	77,067	19
Management of companies and enterprises	10,923	16,789	—	13,605	28,276	—
Other	91	142	—	10,048	10,086	—
Total	$4,068,896	$6,606,918	$32,355	$3,956,422	$6,483,750	$33,941

By Loan Size:
Less than $200,000	14%	10%	17%	11%	8%	10%
$200,000 to $1,000,000	22	20	43	20	18	40
$1,000,000 to $5,000,000	35	33	40	34	32	50
$5,000,000 to $10,000,000	13	15	—	15	15	—
$10,000,000 to $25,000,000	11	13	—	14	16	—
Greater than $25,000,000	5	9	—	6	11	—
Total	100%	100%	100%	100%	100%	100%

The following table provides detail on commercial real estate loans classified by property type.

	March 31, 2021
(dollars in thousands)	Outstanding	%
By Property Type:
Multifamily	$1,721,204	28%
Retail	1,044,349	17
Office	996,246	16
Warehouse / Industrial	855,464	14
Single family	329,949	6
Other (1)	1,126,923	19
Total	$6,074,135	100%
(1)    Other includes construction and land development properties, senior housing properties, religion properties, and mixed use properties.
Residential Real Estate Loans
At March 31, 2021, residential real estate loans held in our loan portfolio were $2.203 billion, a decrease of $45.1 million compared to December 31, 2020.  Future increases in interest rates could result in a decline in the level of refinancings and new originations of residential real estate loans.
Consumer Loans
Consumer loans, including automobile loans and personal and home equity loans and lines of credit, decreased $56.2 million at March 31, 2021 compared to December 31, 2020 primarily due to decreases in consumer direct loans and home equity loans.
Other Assets
Other assets increased $24.6 million, or 7%, compared to December 31, 2020 primarily due to an increase in fees receivable on PPP loans.
Funding
Total funding, comprised of deposits and wholesale borrowings, was $20.425 billion at March 31, 2021, an increase of $710.7 million from $19.714 billion at December 31, 2020.  Included in total funding were deposits of $17.850 billion at March 31, 2021, an increase of $812.3 million from $17.037 billion at December 31, 2020.  Noninterest-bearing deposits increased $457.4 million from December 31, 2020 to March 31, 2021.  Interest-bearing checking and NOW deposits decreased $18.3 million from December 31, 2020 to March 31, 2021, while savings deposits increased $235.4 million.  Money market deposits increased $217.7 million from December 31, 2020 to March 31, 2021. Time deposits decreased $80.0 million from December 31, 2020 to March 31, 2021.
We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position.  At March 31, 2021, wholesale borrowings, including federal funds purchased and interbank borrowings, securities sold under agreements to repurchase, FHLB advances, and other borrowings, totaled $2.575 billion, a decrease of $101.6 million from December 31, 2020.  Wholesale funding as a percentage of total funding was 13% at March 31, 2021 and 14% at December 31, 2020.  The decrease in wholesale funding from December 31, 2020 to March 31, 2021 was due to decreases in federal funds purchased and interbank borrowings, securities sold under agreements to repurchase, and FHLB advances, partially offset by an increase in other borrowings.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities increased $68.2 million, or 36%, from December 31, 2020 to March 31, 2021 primarily due to investment securities purchased but not settled before March 31, 2021. This increase was partially offset by incentive payments in the three months ended March 31, 2021.

Capital
Shareholders’ equity totaled $2.979 billion at March 31, 2021, compared to $2.973 billion at December 31, 2020.  Old National paid cash dividends of $0.14 per share in the three months ended March 31, 2021, which reduced equity by $23.2 million. The change in unrealized gains (losses) on available-for-sale investment securities decreased equity by $58.8 million during the three months ended March 31, 2021.
Capital Adequacy
Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At March 31, 2021, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of “well-capitalized” based on the most recent regulatory definition.
Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

	Regulatory Guidelines Minimum	March 31,		December 31,
		2021	2020	2020
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	8.33%	8.46%	8.20%
Common equity Tier 1 capital to risk-adjusted total assets	7.00	12.01	11.40	11.75
Tier 1 capital to risk-adjusted total assets	8.50	12.01	11.40	11.75
Total capital to risk-adjusted total assets	10.50	12.84	12.28	12.69
Shareholders' equity to assets	N/A	12.55	13.61	12.95
Old National Bank, Old National’s bank subsidiary, maintained a strong capital position as evidenced by the following comparisons of key industry ratios.

	Regulatory Guidelines Minimum	Prompt Corrective Action "Well Capitalized" Guidelines	March 31,		December 31,
			2021	2020	2020
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	5.00%	8.74%	9.23%	8.67%
Common equity Tier 1 capital to risk-adjusted total assets	7.00	6.50	12.42	12.29	12.23
Tier 1 capital to risk-adjusted total assets	8.50	8.00	12.42	12.29	12.23
Total capital to risk-adjusted total assets	10.50	10.00	12.98	12.86	12.90
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
Investment Activities
We carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral.  At March 31, 2021, we had pooled trust preferred securities with a fair value of $8.2 million, or less than 1% of the available-for-sale securities portfolio.  These securities remained classified as available-for-sale and at March 31, 2021, the unrealized loss on our pooled trust preferred securities was $5.5 million. The fair value of these securities is expected to improve as we get closer to maturity, but not in all cases.
All of our mortgage-backed securities are backed by U.S. government-sponsored or federal agencies.  Municipal bonds, corporate bonds, and other debt securities are evaluated by reviewing the credit-worthiness of the issuer and general market conditions.  See Note 4 to the consolidated financial statements for additional details about our investment security portfolio.
Counterparty Exposure
Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation.  We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry.  Old National manages exposure to counterparty risk in connection with its derivatives transactions by generally engaging in transactions with counterparties having ratings of at least “A” by Standard & Poor’s Rating Service or “A2” by Moody’s Investors Service.  Total credit exposure is monitored by counterparty and managed within limits that management believes to be prudent. Old National’s net counterparty exposure was an asset of $212.7 million at March 31, 2021.
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
Asset Quality
Community-based lending personnel, along with region-based independent underwriting and analytic support staff, extend credit under guidelines established and administered by our Enterprise Risk Committee.  This committee, which meets quarterly, is made up of independent outside directors.  The committee monitors credit quality through its review of information such as delinquencies, credit exposures, peer comparisons, problem loans, and charge-

offs.  In addition, the committee reviews and approves recommended loan policy changes to assure our policy remains appropriate for the current lending environment.
We lend to commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling, and retailing.  Old National manages concentrations of credit exposure by industry, product, geography, customer relationship, and loan size.  At March 31, 2021, our average commercial loan size was approximately $260,000 and our average commercial real estate loan size was approximately $850,000. In addition, while loans to lessors of both residential and non-residential real estate exceed 10% of total loans, no individual sub-segment category within those broader categories reaches the 10% threshold. At March 31, 2021, we had minimal exposure to foreign borrowers and no sovereign debt.  Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Kentucky, Michigan, Minnesota, and Wisconsin. We have experienced an impact from COVID-19 during 2020 and during the three months ended March 31, 2021; however, the depth of this crisis is ongoing and its effect is anticipated to be very broad-based. Management believes that trends in under-performing, criticized, and classified loans will be highly dependent on both the ability to distribute vaccinations in an efficient and timely manner, as well as the length of time it will take consumers to return to their pre-pandemic spending routines.
The following table presents a summary of under-performing, criticized, and classified assets:

	March 31,		December 31,
(dollars in thousands)	2021	2020	2020
Total nonaccrual loans	$142,138	$126,987	$147,339
TDRs still accruing	15,226	17,040	17,749
Total past due loans (90 days or more and still accruing)	49	658	167
Other real estate owned	751	2,163	1,324
Total under-performing assets	$158,164	$146,848	$166,579
Classified loans (includes nonaccrual, TDRs still accruing, past due 90 days, and other problem loans)	$302,501	$308,802	$304,782
Other classified assets (1)	3,791	2,616	3,706
Criticized loans	246,365	238,011	287,192
Total criticized and classified assets	$552,657	$549,429	$595,680
Asset Quality Ratios:
Non-performing loans/total loans (2) (3)	1.13%	1.16%	1.20%
Under-performing assets/total loans and other real estate owned	1.14	1.19	1.21
Under-performing assets/total assets	0.67	0.71	0.73
Allowance/under-performing assets	72.10	72.44	78.87
Allowance/nonaccrual loans	80.23	83.77	89.17
(1)Includes one pooled trust preferred security and two insurance policies at March 31, 2021.
(2)Loans exclude loans held for sale.
(3)Non-performing loans include nonaccrual loans and TDRs still accruing.
Under-performing assets totaled $158.2 million at March 31, 2021, compared to $146.8 million at March 31, 2020 and $166.6 million at December 31, 2020.  Under-performing assets as a percentage of total loans and other real estate owned at March 31, 2021 were 1.14%, a 5 basis point improvement from 1.19% at March 31, 2020 and a 7 basis point improvement from 1.21% at December 31, 2020.
Nonaccrual loans increased from March 31, 2020 primarily due to an increase in commercial real estate nonaccrual loans, partially offset by a decrease in commercial nonaccrual loans.  As a percentage of nonaccrual loans, the allowance was 80.23% at March 31, 2021, compared to 83.77% at March 31, 2020 and 89.17% at December 31, 2020.
Total criticized and classified assets were $552.7 million at March 31, 2021, an increase of $3.2 million from March 31, 2020, and a decrease of $43.0 million from December 31, 2020. Other classified assets include investment securities that fell below investment grade rating totaling $3.8 million at March 31, 2021, compared to $2.6 million at March 31, 2020 and $3.7 million at December 31, 2020.

Old National may choose to restructure the contractual terms of certain loans.  The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit Old National by increasing the ultimate probability of collection.
Any loans that are modified are reviewed by Old National to identify if a TDR has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, Old National Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status.  The modification of the terms of such loans includes one or a combination of the following:  a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate of new debt with similar risk, or a permanent reduction of the recorded investment of the loan.
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
At March 31, 2021, TDRs consisted of $8.5 million of commercial loans, $17.4 million of commercial real estate loans, $0.1 million of BBCC loans, $2.6 million of residential real estate loans, $0.7 million of direct consumer loans, and $0.3 million of home equity loans totaling $29.6 million. TDRs included within nonaccrual loans totaled $14.3 million at March 31, 2021. At December 31, 2020, TDRs consisted of $11.1 million of commercial loans, $17.6 million of commercial real estate loans, $0.1 million of BBCC loans, $2.8 million of residential real estate loans, $0.8 million of direct consumer loans, and $0.3 million of home equity loans, totaling $32.7 million. TDRs included within nonaccrual loans totaled $14.9 million at December 31, 2020.
Old National has allocated specific reserves to customers whose loan terms have been modified as TDRs totaling $0.8 million at March 31, 2021 and $1.6 million of December 31, 2020.  Old National had not committed to lend any additional funds to customers with outstanding loans that were classified as TDRs at March 31, 2021 or December 31, 2020.
The terms of certain other loans were modified during 2021 and 2020 that did not meet the definition of a TDR.  It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have extended the maturity date.  In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification.  The evaluation is performed under our internal underwriting policy.  We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral, or a bona fide guarantee.  We also consider whether the modification was insignificant relative to the other terms of the agreement or the delay in a payment.
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
We have developed relief programs to assist borrowers in financial need due to the effects of the COVID-19 pandemic. The Interagency Statement issued by our banking regulators encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act terminates. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. Additionally, section 541 of the CAA extended the relief provided by the CARES Act for financial institutions to suspend the GAAP accounting treatment for troubled debt restructuring to January 1, 2022. In accordance with such guidance, we are offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term (180 days or less) modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. The table below presents these loan deferrals by loan category:

	December 31, 2020	March 31, 2021
(dollars in thousands)	Deferrals Balance	Deferrals Balance (1)	Number of Deferrals
Commercial and commercial real estate	$53,823	$32,242	47
Residential real estate	1,855	1,763	8
Consumer	8,224	5,280	250
Total	$63,902	$39,285	305
(1)    Includes second deferrals between 90 and 180 days totaling $2.2 million of commercial and commercial real estate loans, $0.7 million of residential real estate loans, and $0.7 million of consumer loans.
U.S. Small Business Administration Paycheck Protection Program
Section 1102 of the CARES Act created the PPP, a program administered by the SBA to provide loans to small businesses for payroll and other basic expenses during the COVID-19 pandemic. Old National has participated in the PPP as a lender. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. Additionally, loan payments will also be deferred for the first six months of the loan term. The PPP commenced on April 3, 2020 and was available to qualified borrowers through August 8, 2020. No collateral or personal guarantees are required. Neither the government nor lenders are permitted to charge the recipients any fees. During 2020, Old National originated over 9,700 loans with balances in excess of $1.5 billion to new and existing customers through the PPP. As of April 15, 2021, we have received payment from the SBA on 7,358, or 75%, of our loans totaling $929 million.
On December 27, 2020, President Trump signed into law the CAA. The CAA, among other things, extends the life of the PPP, effectively creating a second round of PPP loans for eligible businesses. Old National is participating in the CAA’s second round of PPP lending. In mid-January we opened our lending portal and have begun processing PPP loan applications. We initially focused on helping minority-owned business, women-owned business, not-for-profit entities, and existing first round PPP customers with the lending process. During the three months ended March 31, 2021, Old National originated over 4,800 loans with balance of $517.3 million through the second round of the PPP.

At March 31, 2021, remaining PPP loans totaled $1.124 billion.

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
Allowance for Credit Losses on Loans and Unfunded Commitments
Loan charge-offs, net of recoveries, totaled $5 thousand of net recoveries for the three months ended March 31, 2021, compared to $6.5 million of net charge-offs for the three months ended March 31, 2020. Annualized, net charge-offs (recoveries) to average loans were 0.00% for the three months ended March 31, 2021 compared to 0.21% for the three months ended March 31, 2020. Management will continue its efforts to reduce the level of non-performing loans and may consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for credit losses on loans.
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
The allowance for credit losses for loans was $114.0 million at March 31, 2021, compared to $131.4 million at December 31, 2020. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, with the adoption of CECL beginning on January 1, 2020, provision expense may become more volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.
We maintain an allowance for credit losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a drawdown on the commitment.  The allowance for credit losses on unfunded loan commitments is classified as a liability account on the balance sheet within accrued expenses and other liabilities, while the corresponding provision for these credit losses is recorded as a component of other expense. The allowance for credit losses on unfunded loan commitments totaled $10.4 million at March 31, 2021, compared to $11.7 million at December 31, 2020.

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

The following table illustrates our projected net interest income sensitivity over a two year cumulative horizon based on the asset/liability model at March 31, 2021 and 2020:

	Immediate Rate Decrease		Immediate Rate Increase
(dollars in thousands)	-50 Basis Points	Base	+100 Basis Points	+200 Basis Points	+300 Basis Points
March 31, 2021
Projected interest income:
Money market, other interest earning investments, and investment securities	$270,193	$288,545	$318,888	$343,019	$365,408
Loans	844,833	876,653	1,010,509	1,143,990	1,276,637
Total interest income	1,115,026	1,165,198	1,329,397	1,487,009	1,642,045
Projected interest expense:
Deposits	16,722	26,253	106,561	187,088	267,612
Borrowings	57,669	66,383	101,414	136,886	175,013
Total interest expense	74,391	92,636	207,975	323,974	442,625
Net interest income	$1,040,635	$1,072,562	$1,121,422	$1,163,035	$1,199,420
Change from base	$(31,927)		$48,860	$90,473	$126,858
% change from base	(2.98)%		4.56%	8.44%	11.83%

March 31, 2020
Projected interest income:
Money market, other interest earning investments, and investment securities	$267,951	$283,927	$318,870	$339,578	$354,092
Loans	869,090	916,978	1,037,778	1,161,678	1,281,085
Total interest income	1,137,041	1,200,905	1,356,648	1,501,256	1,635,177
Projected interest expense:
Deposits	31,040	45,374	125,648	205,917	286,174
Borrowings	73,648	85,870	122,950	164,338	206,964
Total interest expense	104,688	131,244	248,598	370,255	493,138
Net interest income	$1,032,353	$1,069,661	$1,108,050	$1,131,001	$1,142,039
Change from base	$(37,308)		$38,389	$61,340	$72,378
% change from base	(3.49)%		3.59%	5.73%	6.77%
Our asset sensitivity increased year over year primarily due to deposit pricing actions and changes in our hedging strategies, balance sheet mix, investment duration, and prepayment speed behavior.
A key element in the measurement and modeling of interest rate risk is the re-pricing assumptions of our transaction deposit accounts, which have no contractual maturity dates. Because the models are driven by expected behavior in various interest rate scenarios and many factors besides market interest rates affect our net interest income, we recognize that model outputs are not guarantees of actual results. For this reason, we model many different combinations of interest rates and balance sheet assumptions to understand our overall sensitivity to market interest rate changes, including shocks, ramps, yield curve flattening, yield curve steepening, as well as forecasts of likely interest rate scenarios tested. At March 31, 2021, our projected net interest income sensitivity based on the asset/liability models we utilize was within the limits of our interest rate risk policy for the scenarios tested.

We use cash flow and fair value hedges, primarily interest rate swaps, collars, and floors, to mitigate interest rate risk. Derivatives designated as hedging instruments were in a net asset position with a fair value of $63.4 million at March 31, 2021, compared to a net asset position with a fair value of $15.2 million at December 31, 2020.  See Note 18 to the consolidated financial statements for further discussion of derivative financial instruments.

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
A maturity schedule for Old National Bank’s time deposits is shown in the following table at March 31, 2021.

(dollars in thousands)
Maturity Bucket	Amount	Rate
2021	$641,199	0.35%
2022	217,287	0.58
2023	94,228	1.10
2024	46,424	1.33
2025	30,315	0.71
2026 and beyond	13,450	0.98
Total	$1,042,903	0.53%
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
The credit ratings of Old National and Old National Bank at March 31, 2021 are shown in the following table.

Moody's Investor Service
	Long-term	Short-term
Old National	A3	N/A
Old National Bank	Aa3	P-1

Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well.  At March 31, 2021, Old National and its subsidiaries had the following availability of liquid funds and borrowings:

(dollars in thousands)	Parent Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$73,513	$384,264
Unencumbered government-issued debt securities	—	3,064,345
Unencumbered investment grade municipal securities	—	872,473
Unencumbered corporate securities	—	156,750
Availability of borrowings:
Amount available from Federal Reserve discount window*	—	454,473
Amount available from Federal Home Loan Bank Indianapolis*	—	309,888
Total available funds	$73,513	$5,242,193
* Based on collateral pledged
Old National Bancorp has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows, and funds used for acquisitions.  Old National Bancorp can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit, and through the issuance of debt securities.  Additionally, Old National Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt and equity markets.  At March 31, 2021, Old National Bancorp’s other borrowings outstanding were $213.3 million. Management believes the Company has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval.  Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years.  Prior regulatory approval to pay dividends was not required in 2020 and is not currently required.
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

OFF-BALANCE SHEET ARRANGEMENTS
Off-balance sheet arrangements include commitments to extend credit and financial guarantees.  Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers.  Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $3.851 billion and standby letters of credit of $75.1 million at March 31, 2021.  At March 31, 2021, approximately $3.613 billion of the loan commitments had fixed rates and $238.3 million had floating rates, with the floating rates ranging from 0% to 14%.  At December 31, 2020, loan commitments were $3.720 billion and standby letters of credit were $86.9 million.  The term of these off-balance sheet arrangements is typically one year or less.
Old National is a party in risk participation transactions of interest rate swaps, which had total notional amount of $68.2 million at March 31, 2021.
CONTRACTUAL OBLIGATIONS
The following table presents our significant fixed and determinable contractual obligations at March 31, 2021:

	Payments Due In
(dollars in thousands)	One Year or Less (1)	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without stated maturity	$16,806,852	$—	$—	$—	$16,806,852
IRAs, consumer, and brokered certificates of deposit	641,199	311,515	76,739	13,450	1,042,903
Federal funds purchased and interbank borrowings	922	—	—	—	922
Securities sold under agreements to repurchase	395,242	—	—	—	395,242
FHLB advances	20,000	29,155	575,000	1,288,386	1,912,541
Other borrowings	774	2,205	177,368	85,935	266,282
Fixed interest payments (2)	25,957	66,439	54,421	62,787	209,604
Operating leases	10,706	23,145	16,930	50,549	101,330
Other long-term liabilities (3)	23,559	2,963	44	5	26,571
(1)For the remaining nine months of fiscal 2021.
(2)Our senior notes, subordinated notes, certain trust preferred securities, and certain FHLB advances have fixed rates ranging from 0.45% to 4.96%.  All of our other long-term debt is at LIBOR based variable rates at March 31, 2021.  The projected variable interest assumes no increase in LIBOR rates from March 31, 2021.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.  Certain accounting policies require management to use significant judgment and estimates, which can have a material impact on the carrying value of certain assets and liabilities.  We consider these policies to be critical accounting policies.  The judgment and assumptions made are based upon historical experience, future forecasts, or other factors that management believes to be reasonable under the circumstances.  Because of the nature of the judgment and assumptions, actual results could differ from estimates, which could have a material effect on our financial condition and results of operations.
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

PART II
OTHER INFORMATION
ITEM 1A.  RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
01/01/21 - 01/31/21	2,468	$16.56	—	$100,000,000
02/01/21 - 02/28/21	157,437	$17.84	—	$100,000,000
03/01/21 - 03/31/21	403	$18.57	—	$100,000,000
Total	160,308	$17.82	—	$100,000,000
(1)Reflects the repurchase of shares associated with employee share-based incentive programs. No shares were purchased under the program referred to in note 2 to this table during the first quarter of 2021.
(2)In the first quarter of 2021, the Board of Directors approved the adoption of a stock repurchase plan that authorizes the repurchase of up to $100 million of shares of Common Stock, as conditions warrant, through January 31, 2022.
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

10.1	Form of 2021 Internal Performance Units Award Agreement between Old National and certain key associates is filed herewith.

10.2	Form of 2021 Relative Performance Units Award Agreement between Old National and certain key associates is filed herewith.

10.3	Form of 2021 Restricted Stock Award Agreement between Old National and certain key associates is filed herewith.

10.4
Form of Employment Agreement dated as of March 10, 2021 between Old National and each of its named executive officers, James C. Ryan III; James A. Sandgren; Brendon B. Falconer; Jeffrey L. Knight; and Kendra L. Vanzo (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2021).

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

101
The following materials from Old National’s Form 10-Q Report for the quarterly period ended March 31, 2021, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from Old National’s Form 10-Q Report for the quarterly period ended March 31, 2021, formatted in inline XBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD NATIONAL BANCORP
(Registrant)

By:	/s/ Brendon B. Falconer
Brendon B. Falconer
Senior Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

Date: April 28, 2021