Form 10-Q
period 2021-06-30
OLD NATIONAL BANCORP /IN/
filed 2021-08-04
CIK 707179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock.  The registrant has one class of common stock (no par value) with 165,732,000 shares outstanding at June 30, 2021.

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
DTI:  debt-to-income
FASB:  Financial Accounting Standards Board
FDIC:  Federal Deposit Insurance Corporation
FHLB:  Federal Home Loan Bank
FHTC:  Federal Historic Tax Credit
FICO:  Fair Isaac Corporation
First Midwest: First Midwest Bancorp, Inc.
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
SEC:  Securities and Exchange Commission
TBA:  to be announced
TDR:  troubled debt restructuring

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS

(dollars and shares in thousands, except per share data)	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Cash and due from banks	$188,391	$268,208
Money market and other interest-earning investments	302,740	321,504
Total cash and cash equivalents	491,131	589,712
Equity securities, at fair value	2,464	2,547
Investment securities - available-for-sale, at fair value:
U.S. Treasury	234,792	10,208
U.S. government-sponsored entities and agencies	1,422,287	841,988
Mortgage-backed securities	3,280,983	3,339,098
States and political subdivisions	1,567,931	1,492,162
Other securities	269,184	286,659
Total investment securities - available-for-sale	6,775,177	5,970,115
Federal Home Loan Bank/Federal Reserve Bank stock, at cost	169,389	169,433
Loans held for sale, at fair value	50,121	63,250
Loans:
Commercial	3,802,943	3,956,422
Commercial real estate	6,187,318	5,946,512
Residential real estate	2,215,056	2,248,422
Consumer credit, net of unearned income	1,579,360	1,635,123
Total loans	13,784,677	13,786,479
Allowance for credit losses	(109,444)	(131,388)
Net loans	13,675,233	13,655,091
Premises and equipment, net	484,879	464,408
Operating lease right-of-use assets	72,207	76,197
Accrued interest receivable	85,594	85,306
Goodwill	1,036,994	1,036,994
Other intangible assets	40,030	46,014
Company-owned life insurance	459,565	456,110
Other assets	332,882	345,445
Total assets	$23,675,666	$22,960,622
Liabilities
Deposits:
Noninterest-bearing demand	$6,142,724	$5,633,672
Interest-bearing:
Checking and NOW	4,921,430	4,977,046
Savings	3,675,701	3,395,747
Money market	2,126,537	1,908,118
Time deposits	1,002,519	1,122,870
Total deposits	17,868,911	17,037,453
Federal funds purchased and interbank borrowings	1,523	1,166
Securities sold under agreements to repurchase	396,129	431,166
Federal Home Loan Bank advances	1,891,143	1,991,435
Other borrowings	270,318	252,787
Operating lease liabilities	81,333	86,598
Accrued expenses and other liabilities	175,191	187,361
Total liabilities	20,684,548	19,987,966
Shareholders' Equity
Preferred stock, 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $1.00 per share stated value, 300,000 shares authorized, 165,732 and 165,367 shares issued and outstanding, respectively	165,732	165,367
Capital surplus	1,876,372	1,875,626
Retained earnings	886,752	783,892
Accumulated other comprehensive income (loss), net of tax	62,262	147,771
Total shareholders' equity	2,991,118	2,972,656
Total liabilities and shareholders' equity	$23,675,666	$22,960,622
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars and shares in thousands, except per share data)	2021	2020	2021	2020
Interest Income
Loans including fees:
Taxable	$123,577	$124,737	$246,106	$253,464
Nontaxable	3,171	3,453	6,528	7,078
Investment securities:
Taxable	24,401	25,398	48,532	52,754
Nontaxable	9,261	8,352	18,393	16,294
Money market and other interest-earning investments	48	34	136	383
Total interest income	160,458	161,974	319,695	329,973
Interest Expense
Deposits	2,732	6,798	5,891	19,096
Federal funds purchased and interbank borrowings	—	44	—	1,284
Securities sold under agreements to repurchase	95	185	215	569
Federal Home Loan Bank advances	5,218	6,844	10,627	14,612
Other borrowings	2,486	2,432	4,915	4,970
Total interest expense	10,531	16,303	21,648	40,531
Net interest income	149,927	145,671	298,047	289,442
Provision for credit losses	(4,929)	22,545	(22,285)	39,495
Net interest income after provision for credit losses	154,856	123,126	320,332	249,947
Noninterest Income
Wealth management fees	10,734	9,424	20,442	18,308
Service charges on deposit accounts	8,514	7,582	16,638	17,659
Debit card and ATM fees	5,583	4,832	10,726	9,830
Mortgage banking revenue	7,827	17,313	24,352	28,432
Investment product fees	6,042	4,845	11,906	10,719
Capital markets income	5,871	6,179	9,586	10,507
Company-owned life insurance	2,783	2,968	5,497	6,048
Debt securities gains (losses), net	692	511	2,685	5,685
Other income	3,462	4,807	6,388	8,775
Total noninterest income	51,508	58,461	108,220	115,963
Noninterest Expense
Salaries and employee benefits	72,640	66,556	140,757	145,729
Occupancy	14,054	13,245	28,926	28,378
Equipment	4,506	3,853	8,475	9,158
Marketing	2,632	2,395	4,694	5,492
Data processing	11,697	9,629	24,050	19,096
Communication	2,411	2,296	5,289	5,094
Professional fees	8,528	3,545	11,252	7,838
FDIC assessment	1,226	2,014	2,833	3,623
Amortization of intangibles	2,909	3,612	5,984	7,388
Amortization of tax credit investments	1,813	287	3,015	5,802
Other expense	7,202	12,689	12,083	41,267
Total noninterest expense	129,618	120,121	247,358	278,865
Income before income taxes	76,746	61,466	181,194	87,045
Income tax expense	13,960	9,761	31,590	12,700
Net income	$62,786	$51,705	$149,604	$74,345
Net income per common share - basic	$0.38	$0.32	$0.91	$0.45
Net income per common share - diluted	0.38	0.32	0.90	0.45
Weighted average number of common shares outstanding - basic	165,175	164,732	165,086	166,240
Weighted average number of common shares outstanding - diluted	165,934	165,302	165,821	166,848
Dividends per common share	$0.14	$0.14	$0.28	$0.28
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Net income	$62,786	$51,705	$149,604	$74,345

Other comprehensive income (loss):

Change in debt securities available-for-sale:
Unrealized holding gains (losses) for the period	(35,818)	15,728	(109,332)	119,682
Reclassification adjustment for securities (gains) losses realized in income	(692)	(511)	(2,685)	(5,685)
Income tax effect	9,110	(2,906)	25,777	(25,317)
Unrealized gains (losses) on available-for-sale debt securities	(27,400)	12,311	(86,240)	88,680

Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	(1,272)	(246)	2,776	7,557
Reclassification adjustment for (gains) losses realized in net income	(1,756)	(1,670)	(1,905)	(2,101)
Income tax effect	744	470	(214)	(1,341)
Changes from cash flow hedges	(2,284)	(1,446)	657	4,115

Defined benefit pension plans:
Amortization of net loss recognized in income	49	27	98	54
Income tax effect	(12)	(6)	(24)	(13)
Changes from defined benefit pension plans	37	21	74	41
Other comprehensive income (loss), net of tax	(29,647)	10,886	(85,509)	92,836
Comprehensive income	$33,139	$62,591	$64,095	$167,181
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

(dollars in thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2019	$169,616	$1,944,445	$682,185	$56,207	$2,852,453
Cumulative effect of change in accounting principles	—	—	(31,150)	—	(31,150)
Balance, January 1, 2020	169,616	1,944,445	651,035	56,207	2,821,303
Net income	—	—	22,640	—	22,640
Other comprehensive income (loss)	—	—	—	81,950	81,950
Dividends - common stock ($0.14 per share)	—	—	(23,535)	—	(23,535)
Common stock issued	9	142	—	—	151
Common stock repurchased	(5,076)	(76,746)	—	—	(81,822)
Share-based compensation expense	—	2,748	—	—	2,748
Stock activity under incentive compensation plans	560	(329)	(231)	—	—
Balance, March 31, 2020	165,109	1,870,260	649,909	138,157	2,823,435
Net income	—	—	51,705	—	51,705
Other comprehensive income (loss)	—	—	—	10,886	10,886
Dividends - common stock ($0.14 per share)	—	—	(23,113)	—	(23,113)
Common stock issued	11	134	—	—	145
Common stock repurchased	(34)	(439)	—	—	(473)
Share-based compensation expense	—	1,480	—	—	1,480
Stock activity under incentive compensation plans	7	306	(123)	—	190
Balance, June 30, 2020	$165,093	$1,871,741	$678,378	$149,043	$2,864,255

Balance, December 31, 2020	$165,367	$1,875,626	$783,892	$147,771	$2,972,656
Net income	—	—	86,818	—	86,818
Other comprehensive income (loss)	—	—	—	(55,862)	(55,862)
Dividends - common stock ($0.14 per share)	—	—	(23,195)	—	(23,195)
Common stock issued	9	130	—	—	139
Common stock repurchased	(160)	(2,696)	—	—	(2,856)
Share-based compensation expense	—	1,747	—	—	1,747
Stock activity under incentive compensation plans	460	(235)	(225)	—	—
Balance, March 31, 2021	165,676	1,874,572	847,290	91,909	2,979,447
Net income	—	—	62,786	—	62,786
Other comprehensive income (loss)	—	—	—	(29,647)	(29,647)
Dividends - common stock ($0.14 per share)	—	—	(23,202)	—	(23,202)
Common stock issued	7	136	—	—	143
Common stock repurchased	(24)	(425)	—	—	(449)
Share-based compensation expense	—	1,816	—	—	1,816
Stock activity under incentive compensation plans	73	273	(122)	—	224
Balance, June 30, 2021	$165,732	$1,876,372	$886,752	$62,262	$2,991,118
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2021	2020
Cash Flows From Operating Activities
Net income	$149,604	$74,345
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	14,068	15,053
Amortization of other intangible assets	5,984	7,388
Amortization of tax credit investments	3,015	5,802
Net premium amortization on investment securities	7,526	10,145
Accretion income related to acquired loans	(9,781)	(12,406)
Share-based compensation expense	3,563	4,228
Provision for credit losses	(22,285)	39,495
Debt securities (gains) losses, net	(2,685)	(5,685)
Net (gains) losses on sales of loans and other assets	(18,202)	7,760
Increase in cash surrender value of company-owned life insurance	(5,497)	(6,048)
Residential real estate loans originated for sale	(645,624)	(672,393)
Proceeds from sales of residential real estate loans	677,888	602,671
(Increase) decrease in interest receivable	(288)	737
(Increase) decrease in other assets	40,951	(88,376)
Increase (decrease) in accrued expenses and other liabilities	(33,062)	(19,284)
Net cash flows provided by (used in) operating activities	165,175	(36,568)
Cash Flows From Investing Activities
Purchases of investment securities available-for-sale	(1,801,957)	(1,154,055)
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	—	(10,025)
Proceeds from maturities, prepayments, and calls of investment securities available-for-sale	820,305	948,093
Proceeds from sales of investment securities available-for-sale	67,715	256,438
Proceeds from sales of Federal Home Loan Bank/Federal Reserve Bank stock	44	21
Proceeds from sales of equity securities	325	956
Loan originations and payments, net	11,924	(1,488,360)
Proceeds from company-owned life insurance death benefits	2,042	1,899
Proceeds from sales of premises and equipment and other assets	7,632	6,363
Purchases of premises and equipment and other assets	(34,411)	(18,714)
Net cash flows provided by (used in) investing activities	(926,381)	(1,457,384)
Cash Flows From Financing Activities
Net increase (decrease) in:
Deposits	831,458	1,766,049
Federal funds purchased and interbank borrowings	357	(349,613)
Securities sold under agreements to repurchase	(35,037)	39,962
Other borrowings	12,428	(5,407)
Payments for maturities of Federal Home Loan Bank advances	(145,005)	(250,005)
Payments for modification of Federal Home Loan Bank advances	(2,156)	—
Proceeds from Federal Home Loan Bank advances	50,000	455,770
Cash dividends paid on common stock	(46,397)	(46,648)
Common stock repurchased	(3,305)	(82,295)
Common stock issued	282	296
Net cash flows provided by (used in) financing activities	662,625	1,528,109
Net increase (decrease) in cash and cash equivalents	(98,581)	34,157
Cash and cash equivalents at beginning of period	589,712	276,337
Cash and cash equivalents at end of period	$491,131	$310,494
Supplemental cash flow information:
Total interest paid	$22,368	$42,278
Total taxes paid (net of refunds)	$3,526	$1,999
Investment securities purchased but not settled	$8,046	$36,681
Operating lease right-of-use assets obtained in exchange for lease obligations	$499	$(992)
Finance lease right-of-use assets obtained in exchange for lease obligations	$4,994	$5,225
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.  Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of June 30, 2021 and December 31, 2020, and the results of its operations for the three and six months ended June 30, 2021 and 2020.  Interim results do not necessarily represent annual results.  These financial statements should be read in conjunction with Old National’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
Old National believes the adoption of this guidance on activities subsequent to June 30, 2021 through December 31, 2022 will not have a material impact on the consolidated financial statements.
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
Accounting Guidance Pending Adoption
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
NOTE 3 – ACQUISITION ACTIVITY
Pending Acquisition
First Midwest Bancorp, Inc.
On May 30, 2021, Old National entered into a definitive merger agreement with First Midwest to combine in an all-stock merger of equals transaction. Under the terms of the merger agreement, which has been unanimously approved by the Boards of Directors of both companies, First Midwest stockholders will receive 1.1336 shares of Old National common stock for each share of First Midwest common stock they own. Holders of First Midwest Common Stock will receive cash in lieu of fractional shares. Each share of 7.000% fixed-rate non-cumulative perpetual preferred stock, Series A, no par value, and each share of 7.000% fixed-rate non-cumulative perpetual preferred stock, Series C, no par value, of First Midwest will be converted into the right to receive one share of a newly created series of preferred stock of Old National having terms that are not materially less favorable than the First Midwest preferred stock. Following completion of the transaction, former First Midwest stockholders are expected to collectively represent approximately 44% of the combined company. The new organization will operate under the Old National Bancorp and Old National Bank names, with headquarters and the main office located in Evansville, Indiana and commercial and consumer banking operations headquartered in Chicago, Illinois. Based on Old National’s June 30, 2021 closing price of $17.61 per share, this represents a total transaction value of approximately $2.307 billion. The transaction value is likely to change until closing due to fluctuations in the price of Old National common stock and is also subject to adjustment under certain circumstances as provided in the merger agreement. The transaction is expected to close in late 2021 or early 2022 subject to customary closing conditions, including regulatory and shareholder approvals.

Transaction costs totaling $6.5 million associated with the merger have been expensed through June 30, 2021 and additional transaction and integration costs will be expensed in future periods as incurred.
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
The following table reconciles basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars and shares in thousands, except per share data)	2021	2020	2021	2020
Basic Net Income Per Share
Net income	$62,786	$51,705	$149,604	$74,345
Weighted average common shares outstanding	165,175	164,732	165,086	166,240
Basic Net Income Per Share	$0.38	$0.32	$0.91	$0.45

Diluted Net Income Per Share
Net income	$62,786	$51,705	$149,604	$74,345
Weighted average common shares outstanding	165,175	164,732	165,086	166,240
Effect of dilutive securities:
Restricted stock	737	535	713	571
Stock options and appreciation rights	22	35	22	37
Weighted average shares outstanding	165,934	165,302	165,821	166,848
Diluted Net Income Per Share	$0.38	$0.32	$0.90	$0.45

NOTE 5 – INVESTMENT SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio and the corresponding amounts of unrealized gains, unrealized losses, and basis adjustments recognized in accumulated other comprehensive income (loss):

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Basis Adjustments (1)	Fair Value
June 30, 2021
Available-for-Sale
U.S. Treasury	$237,135	$1,579	$(9,420)	$5,498	$234,792
U.S. government-sponsored entities and agencies	1,447,432	10,665	(29,280)	(6,530)	1,422,287
Mortgage-backed securities - Agency	3,262,520	54,002	(35,539)	—	3,280,983
States and political subdivisions	1,491,787	77,383	(1,239)	—	1,567,931
Pooled trust preferred securities	13,746	—	(4,358)	—	9,388
Other securities	249,277	11,040	(521)	—	259,796
Total available-for-sale securities	$6,701,897	$154,669	$(80,357)	$(1,032)	$6,775,177

December 31, 2020
Available-for-Sale
U.S. Treasury	$9,909	$299	$—	$—	$10,208
U.S. government-sponsored entities and agencies	841,133	5,744	(3,921)	(968)	841,988
Mortgage-backed securities - Agency	3,249,002	91,086	(990)	—	3,339,098
States and political subdivisions	1,405,868	86,325	(31)	—	1,492,162
Pooled trust preferred securities	13,763	—	(5,850)	—	7,913
Other securities	265,079	14,260	(593)	—	278,746
Total available-for-sale securities	$5,784,754	$197,714	$(11,385)	$(968)	$5,970,115
(1)    Basis adjustments represent the cumulative fair value adjustments included in the carrying amounts of fixed-rate investment securities assets in fair value hedging arrangements.
Proceeds from sales or calls of available-for-sale investment securities and the resulting realized gains and realized losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Proceeds from sales of available-for-sale debt securities	$15,247	$20,028	$67,715	$256,438
Proceeds from calls of available-for-sale debt securities	46,750	141,964	56,995	305,735
Total	$61,997	$161,992	$124,710	$562,173

Realized gains on sales of available-for-sale debt securities	$736	$545	$2,736	$6,140
Realized gains on calls of available-for-sale debt securities	48	27	61	40
Realized losses on sales of available-for-sale debt securities	(85)	(61)	(85)	(470)
Realized losses on calls of available-for-sale debt securities	(7)	—	(27)	(25)
Debt securities gains (losses), net	$692	$511	$2,685	$5,685

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

	June 30, 2021
(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Maturity
Available-for-Sale
Within one year	$155,512	$157,167	2.45%
One to five years	2,510,178	2,563,562	2.17
Five to ten years	1,793,204	1,774,222	1.78
Beyond ten years	2,243,003	2,280,226	2.48
Total	$6,701,897	$6,775,177	2.17%
The following table summarizes the available-for-sale investment securities with unrealized losses for which an allowance for credit losses has not been recorded by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2021
Available-for-Sale
U.S. Treasury	$133,626	$(9,420)	$—	$—	$133,626	$(9,420)
U.S. government-sponsored entities and agencies	836,281	(29,280)	—	—	836,281	(29,280)
Mortgage-backed securities - Agency	1,453,544	(35,462)	3,431	(77)	1,456,975	(35,539)
States and political subdivisions	145,415	(1,239)	—	—	145,415	(1,239)
Pooled trust preferred securities	—	—	9,388	(4,358)	9,388	(4,358)
Other securities	17,851	(294)	27,651	(227)	45,502	(521)
Total available-for-sale	$2,586,717	$(75,695)	$40,470	$(4,662)	$2,627,187	$(80,357)

December 31, 2020
Available-for-Sale
U.S. government-sponsored entities and agencies	$355,528	$(3,921)	$—	$—	$355,528	$(3,921)
Mortgage-backed securities - Agency	275,833	(895)	3,572	(95)	279,405	(990)
States and political subdivisions	3,497	(31)	—	—	3,497	(31)
Pooled trust preferred securities	—	—	7,913	(5,850)	7,913	(5,850)
Other securities	19,404	(70)	24,871	(523)	44,275	(593)
Total available-for-sale	$654,262	$(4,917)	$36,356	$(6,468)	$690,618	$(11,385)
Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for sale debt securities that do not meet the criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale debt securities was needed at June 30, 2021 or December 31, 2020. Accrued interest receivable on available-for-sale debt securities is excluded from the estimate of credit losses and totaled $33.9 million at June 30, 2021 and $27.0 million at December 31, 2020.
The U.S. government sponsored entities and agencies and mortgage-backed securities – agency are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. Therefore, for those securities, we do not record expected credit losses.
At June 30, 2021, Old National’s securities portfolio consisted of 1,891 securities, 213 of which were in an unrealized loss position.  The unrealized losses attributable to our U.S. Treasury, U.S. government-sponsored entities and agencies, agency mortgage-backed securities, states and political subdivisions, and other securities are the result of fluctuations in interest rates.  Our pooled trust preferred securities are discussed below.  At June 30, 2021, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.
Pooled Trust Preferred Securities
At June 30, 2021, our securities portfolio contained two pooled trust preferred securities with a fair value of $9.4 million and unrealized losses of $4.4 million.  These securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows.  For the six months ended June 30, 2021 and 2020, we did not recognize any losses on these securities.
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

(dollars in thousands)	Class	Lowest Credit Rating (1)	Amortized Cost	Fair Value	Unrealized Gain/ (Loss)	# of Issuers Currently Performing/ Remaining	Actual Deferrals and Defaults as a % of Original Collateral	Expected Defaults as a % of Remaining Performing Collateral	Excess Subordination as a % of Current Performing Collateral
June 30, 2021
Pooled trust preferred securities:
Pretsl XXVII LTD	B	BB	$4,197	$2,926	$(1,271)	32/41	14.4%	10.5%	42.3%
Trapeza Ser 13A	A2A	A	9,549	6,462	(3,087)	38/40	4.5%	6.2%	61.0%
			13,746	9,388	(4,358)
Single Issuer trust preferred securities:
JP Morgan Chase & Co		BBB-	4,816	4,645	(171)

Total			$18,562	$14,033	$(4,529)
(1)Lowest rating for the security provided by any nationally recognized credit rating agency.
Equity Securities
Old National’s equity securities with readily determinable fair values totaled $2.5 million at June 30, 2021 and December 31, 2020.  There were gains on equity securities of $0.2 million during the three months ended June 30, 2021 and $0.7 million during the six months ended June 30, 2021, compared to $0.6 million during the three months ended June 30, 2020 and $0.7 million during the six months ended June 30, 2020.  Old National also has equity securities without readily determinable fair values that are included in other assets that totaled $127.6 million at June 30, 2021 and $105.8 million at December 31, 2020.  These equity securities without readily determinable fair values are illiquid investments that consist of partnerships, limited liability companies, and other ownership interests that support affordable housing, economic development, and community revitalization initiatives in low-to-moderate income neighborhoods.  There have been no impairments or adjustments on equity securities without readily determinable fair values in the six months ended June 30, 2021 or 2020.

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
The loan categories used to monitor and analyze interest income and yields are different than the portfolio segments used to determine the allowance for credit losses for loans. The allowance for credit losses was calculated by pooling loans of similar credit risk characteristics and credit monitoring procedures. The four loan portfolios are classified into seven segments of loans - commercial, commercial real estate, BBCC, residential real estate, indirect, direct, and home equity. The commercial and commercial real estate loan categories shown on the balance sheet include the same pool of loans as the commercial, commercial real estate, and BBCC portfolio segments. The consumer loan category shown on the balance sheet is comprised of the same loans in the indirect, direct, and home equity portfolio segments. The composition of loans by portfolio segment as of June 30, 2021 follows:

	June 30, 2021	Segment	June 30, 2021
	Statement	Portfolio	After
(dollars in thousands)	Balance	Reclassifications	Reclassifications
Loans:
Commercial	$3,802,943	$(186,941)	$3,616,002
Commercial real estate	6,187,318	(161,503)	6,025,815
BBCC	N/A	348,444	348,444
Residential real estate	2,215,056	—	2,215,056
Consumer	1,579,360	(1,579,360)	N/A
Indirect	N/A	881,096	881,096
Direct	N/A	148,313	148,313
Home equity	N/A	549,951	549,951
Total	$13,784,677	$—	$13,784,677
The composition of loans by portfolio segment follows:

(dollars in thousands)	June 30, 2021	December 31, 2020
Commercial (1) (2)	$3,616,002	$3,757,700
Commercial real estate	6,025,815	5,774,811
BBCC	348,444	370,423
Residential real estate	2,215,056	2,248,422
Indirect	881,096	913,902
Direct	148,313	164,807
Home equity	549,951	556,414
Total loans	13,784,677	13,786,479
Allowance for credit losses	(109,444)	(131,388)
Net loans	$13,675,233	$13,655,091
(1)Includes direct finance leases of $28.8 million at June 30, 2021 and $32.3 million at December 31, 2020.
(2)Includes PPP loans of $721.1 million at June 30, 2021 and $943.0 million at December 31, 2020.
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
On December 27, 2020, President Trump signed into law the CAA. The CAA, among other things, extends the life of the PPP, effectively creating a second round of PPP loans for eligible businesses. Old National has participated in the CAA’s second round of PPP lending. In mid-January Old National opened its lending portal and began processing PPP loan applications. Old National initially focused on helping minority-owned business, women-owned business, not-for-profit entities, and existing first round PPP customers with the lending process. During the six months ended June 30, 2021, Old National originated approximately 6,200 loans totaling $583.7 million through the second round of the PPP. Additionally, section 541 of the CAA extended the relief provided by the CARES Act for financial institutions to suspend the GAAP accounting treatment for troubled debt restructuring to January 1, 2022.
At June 30, 2021, remaining PPP loans totaled $721.1 million.
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
At 231%, Old National Bank’s commercial real estate loans as a percentage of its risk-based capital remained well below the regulatory guideline limit of 300% at June 30, 2021.
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
Allowance for Credit Losses
Loans
Credit quality within the loans held for investment portfolio is continuously monitored by management and is reflected within the allowance for credit losses for loans. The allowance for credit losses is an estimate of expected losses inherent within the Company’s loans held for investment portfolio. Credit quality is assessed and monitored by evaluating various attributes and the results of those evaluations are utilized in underwriting new loans and in our process for estimating expected credit losses. Expected credit loss inherent in non-cancelable off-balance-sheet credit exposures is accounted for as a separate liability included in other liabilities on the balance sheet. The allowance for credit losses for loans held for investment is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries. Old National has made a policy election to report accrued interest receivable as a separate line item on the balance sheet. Accrued interest receivable on loans is excluded from the estimate of credit losses and totaled $51.3 million at June 30, 2021 and $57.3 million at December 31, 2020.
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

The allowance for credit losses decreased for the six months ended June 30, 2021 primarily due to changes in the economic forecast. The forecast scenario includes improved unemployment, gross domestic product, and house price index. In addition to the quantitative inputs, several qualitative factors were considered. These factors include the risk that unemployment and gross domestic product prove to be more severe and/or prolonged than our baseline forecast, the consumption of the vaccine is less than anticipated, the presence of communicable strains of the virus, and the slow return to full employment. The mitigating impacts of the reopening of the economy, ongoing increased unemployment benefits, as well as the various government sponsored loan programs, were also considered. Old National’s activity in the allowance for credit losses for loans by portfolio segment was as follows:

(dollars in thousands)	Balance at Beginning of Period	Impact of Adopting ASC 326	Sub-Total	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Three Months Ended June 30, 2021
Commercial	$25,130	$—	$25,130	$(178)	$204	$575	$25,731
Commercial real estate	70,561	—	70,561	(178)	111	(5,025)	65,469
BBCC	2,537	—	2,537	(100)	15	346	2,798
Residential real estate	10,265	—	10,265	(62)	51	165	10,419
Indirect	2,255	—	2,255	(206)	565	(571)	2,043
Direct	665	—	665	(256)	209	22	640
Home equity	2,624	—	2,624	—	161	(441)	2,344
Total	$114,037	$—	$114,037	$(980)	$1,316	$(4,929)	$109,444

Three Months Ended June 30, 2020
Commercial	$31,125	$—	$31,125	$(136)	$553	$(1,924)	$29,618
Commercial real estate	54,103	—	54,103	(1,160)	246	17,880	71,069
BBCC	5,417	—	5,417	(66)	56	925	6,332
Residential real estate	9,637	—	9,637	(16)	42	4,581	14,244
Indirect	3,666	—	3,666	(367)	494	660	4,453
Direct	822	—	822	(405)	231	187	835
Home equity	1,610	—	1,610	(82)	79	236	1,843
Total	$106,380	$—	$106,380	$(2,232)	$1,701	$22,545	$128,394

Six Months Ended June 30, 2021
Commercial	$30,567	$—	$30,567	$(586)	$443	$(4,693)	$25,731
Commercial real estate	75,810	—	75,810	(178)	184	(10,347)	65,469
BBCC	6,120	—	6,120	(136)	56	(3,242)	2,798
Residential real estate	12,608	—	12,608	(220)	138	(2,107)	10,419
Indirect	3,580	—	3,580	(790)	1,101	(1,848)	2,043
Direct	855	—	855	(558)	469	(126)	640
Home equity	1,848	—	1,848	(82)	500	78	2,344
Total	$131,388	$—	$131,388	$(2,550)	$2,891	$(22,285)	$109,444

Six Months Ended June 30, 2020
Commercial	$21,359	$7,150	$28,509	$(5,178)	$910	$5,377	$29,618
Commercial real estate	20,535	25,548	46,083	(2,452)	915	26,523	71,069
BBCC	2,279	3,702	5,981	(81)	122	310	6,332
Residential real estate	2,299	6,986	9,285	(316)	211	5,064	14,244
Indirect	5,319	(1,669)	3,650	(1,570)	908	1,465	4,453
Direct	1,863	(1,059)	804	(880)	383	528	835
Home equity	965	689	1,654	(200)	161	228	1,843
Total	$54,619	$41,347	$95,966	$(10,677)	$3,610	$39,495	$128,394
PPP loans were factored in the provision for credit losses for the three and six months ended June 30, 2021; however, due to the SBA guaranty and our borrowers’ adherence to the PPP terms, the provision impact was insignificant.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Allowance for credit losses on unfunded loan commitments:
Balance at beginning of period	$10,365	$8,950	$11,689	$2,656
Impact of adopting ASC 326	—	—	—	4,549
Sub-Total	10,365	8,950	11,689	7,205
Expense (reversal of expense) for credit losses	64	2,076	(1,260)	3,821
Balance at end of period	$10,429	$11,026	$10,429	$11,026
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

The following table summarizes the amortized cost of term loans by risk category of commercial, commercial real estate, and BBCC loans by loan portfolio segment and class of loan:

	Origination Year							Revolving to Term
(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving		Total
June 30, 2021
Commercial:
Risk Rating:
Pass	$882,344	$846,644	$352,182	$135,068	$199,148	$319,481	$579,021	$149,663	$3,463,551
Criticized	19,340	16,659	5,872	—	3,246	5,855	7,573	10,474	69,019
Classified:
Substandard	878	10,285	6,806	11,151	11,693	4,302	7,585	1,197	53,897
Nonaccrual	1,126	3,903	1,087	3,168	5,403	—	203	8,667	23,557
Doubtful	—	—	672	1,476	438	3,392	—	—	5,978
Total	$903,688	$877,491	$366,619	$150,863	$219,928	$333,030	$594,382	$170,001	$3,616,002

Commercial real estate:
Risk Rating:
Pass	$735,842	$1,577,143	$975,834	$632,791	$581,992	$802,809	$7,041	$403,743	$5,717,195
Criticized	7,325	3,305	31,140	32,413	21,950	38,101	—	19,213	153,447
Classified:
Substandard	118	10,908	6,923	15,245	22,707	13,239	2,064	17,258	88,462
Nonaccrual	240	2,606	96	1,887	6,713	11,637	327	224	23,730
Doubtful	—	—	1,744	816	17,936	22,485	—	—	42,981
Total	$743,525	$1,593,962	$1,015,737	$683,152	$651,298	$888,271	$9,432	$440,438	$6,025,815

BBCC:
Risk Rating:
Pass	$38,046	$81,716	$62,428	$41,304	$29,864	$18,748	$43,945	$19,103	$335,154
Criticized	820	1,074	1,066	692	—	372	714	1,060	5,798
Classified:
Substandard	291	173	1,175	223	858	—	25	680	3,425
Nonaccrual	—	467	—	598	243	—	—	1,639	2,947
Doubtful	—	—	351	576	—	193	—	—	1,120
Total	$39,157	$83,430	$65,020	$43,393	$30,965	$19,313	$44,684	$22,482	$348,444

	Origination Year							Revolving to Term
(dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving		Total
December 31, 2020
Commercial:
Risk Rating:
Pass	$1,675,964	$420,736	$171,228	$227,710	$124,041	$262,538	$549,849	$148,508	$3,580,574
Criticized	23,982	9,603	15,003	9,508	3,383	5,369	10,307	2,685	79,840
Classified:
Substandard	6,501	6,369	10,077	9,836	2,774	8,441	15,344	3,049	62,391
Nonaccrual	2,600	3,754	4,701	6,951	49	4,379	778	7,013	30,225
Doubtful	—	—	1,016	2,748	296	610	—	—	4,670
Total	$1,709,047	$440,462	$202,025	$256,753	$130,543	$281,337	$576,278	$161,255	$3,757,700

Commercial real estate:
Risk Rating:
Pass	$1,537,226	$1,041,305	$749,102	$677,119	$496,086	$513,658	$28,122	$382,219	$5,424,837
Criticized	6,874	49,271	26,464	46,994	17,648	33,490	—	19,804	200,545
Classified:
Substandard	11,451	4,700	13,565	26,691	5,308	8,665	—	2,911	73,291
Nonaccrual	1,408	2,054	5,393	9,456	1,635	12,564	—	313	32,823
Doubtful	—	1,832	—	18,926	19,283	3,274	—	—	43,315
Total	$1,556,959	$1,099,162	$794,524	$779,186	$539,960	$571,651	$28,122	$405,247	$5,774,811

BBCC:
Risk Rating:
Pass	$94,828	$73,913	$49,875	$36,288	$24,946	$5,327	$52,393	$19,353	$356,923
Criticized	1,599	1,403	621	414	643	—	868	1,259	6,807
Classified:
Substandard	233	1,417	195	246	33	—	317	701	3,142
Nonaccrual	161	551	134	200	—	—	89	1,466	2,601
Doubtful	—	3	847	70	—	30	—	—	950
Total	$96,821	$77,287	$51,672	$37,218	$25,622	$5,357	$53,667	$22,779	$370,423

For residential real estate and consumer loan classes, Old National evaluates credit quality based on the aging status of the loan and by payment activity.  The performing or nonperforming status is updated on an on-going basis dependent upon improvement and deterioration in credit quality. The following table presents the amortized cost of term residential real estate and consumer loans based on payment activity:

	Origination Year							Revolving to Term
(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving		Total
June 30, 2021
Residential real estate:
Risk Rating:
Performing	$323,691	$675,663	$344,305	$92,770	$131,965	$627,392	$—	$114	$2,195,900
Nonperforming	—	171	123	354	915	17,593	—	—	19,156
Total	$323,691	$675,834	$344,428	$93,124	$132,880	$644,985	$—	$114	$2,215,056

Indirect:
Risk Rating:
Performing	$183,279	$297,803	$195,190	$97,284	$64,671	$40,013	$—	$42	$878,282
Nonperforming	—	362	718	700	614	420	—	—	2,814
Total	$183,279	$298,165	$195,908	$97,984	$65,285	$40,433	$—	$42	$881,096

Direct:
Risk Rating:
Performing	$19,259	$23,280	$20,215	$21,277	$10,652	$20,394	$31,263	$694	$147,034
Nonperforming	3	96	105	152	145	768	2	8	1,279
Total	$19,262	$23,376	$20,320	$21,429	$10,797	$21,162	$31,265	$702	$148,313

Home equity:
Risk Rating:
Performing	$—	$—	$971	$414	$671	$—	$524,229	$18,960	$545,245
Nonperforming	—	—	46	—	9	174	134	4,343	4,706
Total	$—	$—	$1,017	$414	$680	$174	$524,363	$23,303	$549,951

	Origination Year							Revolving to Term
	2020	2019	2018	2017	2016	Prior	Revolving		Total
December 31, 2020
Residential real estate:
Risk Rating:
Performing	$624,435	$453,132	$132,107	$190,376	$202,457	$620,999	$—	$122	$2,223,628
Nonperforming	65	251	680	892	2,131	20,775	—	—	24,794
Total	$624,500	$453,383	$132,787	$191,268	$204,588	$641,774	$—	$122	$2,248,422

Indirect:
Risk Rating:
Performing	$352,989	$253,514	$134,893	$96,587	$52,225	$21,088	$—	$77	$911,373
Nonperforming	22	443	777	666	429	192	—	—	2,529
Total	$353,011	$253,957	$135,670	$97,253	$52,654	$21,280	$—	$77	$913,902

Direct:
Risk Rating:
Performing	$32,499	$29,189	$30,510	$16,182	$8,527	$19,465	$26,028	$1,229	$163,629
Nonperforming	22	141	171	64	247	526	4	3	1,178
Total	$32,521	$29,330	$30,681	$16,246	$8,774	$19,991	$26,032	$1,232	$164,807

Home equity:
Risk Rating:
Performing	$1	$997	$444	$891	$238	$—	$529,275	$20,314	$552,160
Nonperforming	—	37	—	—	11	116	94	3,996	4,254
Total	$1	$1,034	$444	$891	$249	$116	$529,369	$24,310	$556,414

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
The following table presents the aging of the amortized cost basis in past due loans by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Current	Total Loans
June 30, 2021
Commercial	$683	$59	$1,303	$2,045	$3,613,957	$3,616,002
Commercial real estate	1,072	95	24,306	25,473	6,000,342	6,025,815
BBCC	539	218	70	827	347,617	348,444
Residential	6,710	2,602	4,945	14,257	2,200,799	2,215,056
Indirect	2,083	335	467	2,885	878,211	881,096
Direct	898	167	244	1,309	147,004	148,313
Home equity	537	356	1,774	2,667	547,284	549,951
Total	$12,522	$3,832	$33,109	$49,463	$13,735,214	$13,784,677

December 31, 2020
Commercial	$2,977	$664	$2,100	$5,741	$3,751,959	$3,757,700
Commercial real estate	887	128	27,272	28,287	5,746,524	5,774,811
BBCC	894	882	61	1,837	368,586	370,423
Residential	11,639	3,296	7,666	22,601	2,225,821	2,248,422
Indirect	5,222	960	492	6,674	907,228	913,902
Direct	753	533	426	1,712	163,095	164,807
Home equity	1,075	377	1,663	3,115	553,299	556,414
Total	$23,447	$6,840	$39,680	$69,967	$13,716,512	$13,786,479
The following table presents the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing by class of loan:

	June 30, 2021			December 31, 2020
(dollars in thousands)	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing
Commercial	$29,535	$1,630	$—	$34,895	$3,394	$122
Commercial real estate	66,711	30,124	—	76,138	22,152	20
BBCC	4,067	—	—	3,551	—	—
Residential	19,156	—	—	24,794	—	—
Indirect	2,814	—	—	2,529	—	12
Direct	1,279	—	9	1,178	27	13
Home equity	4,706	—	—	4,254	45	—
Total	$128,268	$31,754	$9	$147,339	$25,618	$167
Interest income recognized on nonaccrual loans was insignificant during the three and six months ended June 30, 2021 and 2020.

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

	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Investment Securities/Cash	Auto	Other
June 30, 2021
Commercial	$7,031	$18,159	$3,763	$185	$397
Commercial real estate	52,105	372	1,046	—	13,188
BBCC	1,940	1,921	51	155	—
Residential	19,156	—	—	—	—
Indirect	—	—	—	2,814	—
Direct	1,014	—	1	212	21
Home equity	4,706	—	—	—	—
Total loans	$85,952	$20,452	$4,861	$3,366	$13,606

December 31, 2020
Commercial	$8,976	$19,253	$5,379	$394	$893
Commercial real estate	60,844	472	1,137	—	13,685
BBCC	1,425	1,929	63	134	—
Residential	24,794	—	—	—	—
Indirect	—	—	—	2,529	—
Direct	901	—	2	235	29
Home equity	4,254	—	—	—	—
Total loans	$101,194	$21,654	$6,581	$3,292	$14,607
Loan Participations
Old National has loan participations, which qualify as participating interests, with other financial institutions.  At June 30, 2021, these loans totaled $1.088 billion, of which $490.5 million had been sold to other financial institutions and $597.3 million was retained by Old National.  The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.
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
When a residential or consumer loan is identified as a TDR, the loan is typically written down to its collateral value less selling costs.

The following table presents activity in TDRs:

(dollars in thousands)	Beginning Balance	(Charge-offs)/ Recoveries	(Payments)/ Disbursements	(Removals)/ Additions	Ending Balance
Three Months Ended June 30, 2021
Commercial	$8,471	$—	$(207)	$—	$8,264
Commercial real estate	17,385	5	(1,420)	—	15,970
BBCC	105	3	(11)	—	97
Residential	2,603	(4)	(17)	—	2,582
Indirect	—	1	(1)	—	—
Direct	726	1	(62)	—	665
Home equity	276	1	(60)	—	217
Total	$29,566	$7	$(1,778)	$—	$27,795

Three Months Ended June 30, 2020
Commercial	$10,928	$—	$(330)	$—	$10,598
Commercial real estate	12,848	19	(161)	—	12,706
BBCC	562	31	(446)	—	147
Residential	3,040	—	(28)	—	3,012
Indirect	—	2	(2)	—	—
Direct	922	—	(143)	—	779
Home equity	374	1	(8)	—	367
Total	$28,674	$53	$(1,118)	$—	$27,609

Six Months Ended June 30, 2021
Commercial	$11,090	$—	$(1,655)	$(1,171)	$8,264
Commercial real estate	17,606	15	(1,651)	—	15,970
BBCC	112	5	(20)	—	97
Residential	2,824	(4)	(238)	—	2,582
Indirect	—	3	(3)	—	—
Direct	739	2	(76)	—	665
Home equity	282	1	(66)	—	217
Total	$32,653	$22	$(3,709)	$(1,171)	$27,795

Six Months Ended June 30, 2020
Commercial	$12,412	$(694)	$(1,120)	$—	$10,598
Commercial real estate	14,277	(1,253)	(318)	—	12,706
BBCC	578	31	(462)	—	147
Residential	3,107	—	(95)	—	3,012
Indirect	—	5	(5)	—	—
Direct	983	2	(206)	—	779
Home equity	381	2	(16)	—	367
Total	$31,738	$(1,907)	$(2,222)	$—	$27,609
TDRs included within nonaccrual loans totaled $13.6 million at June 30, 2021 and $14.9 million at December 31, 2020.  Old National has allocated specific reserves to customers whose loan terms have been modified as TDRs totaling $1.0 million at June 30, 2021 and $1.6 million at December 31, 2020.  At June 30, 2021, Old National had committed to lend an additional $0.9 million to customers with outstanding loans that were classified as TDRs. At December 31, 2020, Old National had not committed to lend any additional funds to customers with outstanding loans that were classified as TDRs.
The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the six months ended June 30, 2021 and 2020 are the same except for when the loan modifications involve the forgiveness of principal.  One loan met the qualifications to be removed from TDR status for the six months ended June 30, 2021.
The TDRs that occurred during the six months ended June 30, 2021 and 2020 did not have a material impact on the allowance for credit losses and resulted in no charge-offs.
A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
TDRs for which there was a payment default within twelve months following the modification were insignificant during the six months ended June 30, 2021 and 2020.
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

	December 31, 2020	June 30, 2021
(dollars in thousands)	Deferrals Balance	Deferrals Balance (1)	Number of Deferrals
Commercial and commercial real estate	$53,823	$17,313	40
Residential real estate	1,855	264	4
Consumer	8,224	4,104	217
Total	$63,902	$21,681	261
(1)    Includes second deferrals between 90 and 180 days totaling $2.5 million of commercial and commercial real estate loans, $0.1 million of residential real estate loans, and $0.6 million of consumer loans.
NOTE 7 – OTHER REAL ESTATE OWNED
Other real estate owned is included in other assets.  The following table presents activity in other real estate owned:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Balance at beginning of period	$751	$2,163	$1,324	$2,169
Additions	25	57	155	204
Sales	(243)	(309)	(874)	(423)
Impairments	(13)	(125)	(85)	(164)
Balance at end of period (1)	$520	$1,786	$520	$1,786
(1)Includes repossessed personal property of $0.2 million at June 30, 2021 and June 30, 2020.
Foreclosed residential real estate property recorded as a result of obtaining physical possession of the property included in the table above totaled $0.3 million at June 30, 2021 and $0.8 million at December 31, 2020.  Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $1.6 million at June 30, 2021 and $2.7 million at December 31, 2020.

NOTE 8 – PREMISES AND EQUIPMENT
The composition of premises and equipment was as follows:

(dollars in thousands)	June 30, 2021	December 31, 2020
Land	$72,114	$72,600
Buildings	384,142	373,660
Furniture, fixtures, and equipment	129,726	110,735
Leasehold improvements	44,914	44,734
Total	630,896	601,729
Accumulated depreciation	(146,017)	(137,321)
Premises and equipment, net	$484,879	$464,408
Depreciation expense was $7.0 million for the three months ended June 30, 2021 and $14.1 million for the six months ended June 30, 2021, compared to $6.5 million for the three months ended June 30, 2020 and $15.1 million for the six months ended June 30, 2020.
Finance Leases
Old National leases certain banking center buildings and equipment under finance leases that are included in premises and equipment.  See Notes 9 and 15 to the consolidated financial statements for detail regarding these leases.
NOTE 9 – LEASES
Old National has operating and finance leases for land, office space, banking centers, and equipment.  These leases are generally for periods of 5 to 20 years with various renewal options.  We include certain renewal options in the measurement of our right-of-use assets and lease liabilities if they are reasonably certain to be exercised.  Variable lease payments that are dependent on an index or a rate are initially measured using the index or rate at the commencement date and are included in the measurement of the lease liability. Variable lease payments that are not dependent on an index or a rate are excluded from the measurement of the lease liability and are recognized in profit and loss when incurred.  Variable lease payments are defined as payments made for the right to use an asset that vary because of changes in facts or circumstances occurring after the commencement date, other than the passage of time.
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
Old National does not have any material sub-lease agreements.
The components of lease expense were as follows:

	Affected Line Item in the Statement of Income	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)		2021	2020	2021	2020
Operating lease cost	occupancy/equipment expense	$3,092	$6,646	$6,393	$15,827
Finance lease cost:
Amortization of right-of-use assets	occupancy expense	810	256	1,121	423
Interest on lease liabilities	interest expense	120	91	215	169
Short-term lease cost	occupancy expense	—	1	—	1
Sub-lease income	occupancy expense	(135)	(121)	(278)	(249)
Total		$3,887	$6,873	$7,451	$16,171

Supplemental balance sheet information related to leases was as follows:

(dollars in thousands)	June 30, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets	$72,207	$76,197
Operating lease liabilities	81,333	86,598

Finance Leases
Premises and equipment, net	15,224	11,351
Other borrowings	15,813	11,813

Weighted-Average Remaining Lease Term (in Years)
Operating leases	10.4	10.6
Finance leases	8.3	10.3

Weighted-Average Discount Rate
Operating leases	3.39%	3.40%
Finance leases	3.14%	3.46%
Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
(dollars in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,166	$8,283
Operating cash flows from finance leases	215	169
Financing cash flows from finance leases	993	322
The following table presents a maturity analysis of the Company’s lease liability by lease classification at June 30, 2021:

(dollars in thousands)	Operating Leases	Finance Leases
2021	$7,066	$1,214
2022	13,233	2,440
2023	9,553	2,466
2024	8,512	2,471
2025	8,373	2,464
Thereafter	50,549	7,006
Total undiscounted lease payments	97,286	18,061
Amounts representing interest	(15,953)	(2,248)
Lease liability	$81,333	$15,813

Old National leases certain office space and buildings to unrelated parties in exchange for consideration.  All of these tenant leases are classified as operating leases.  The following table presents a maturity analysis of the Company’s tenant leases at June 30, 2021:

(dollars in thousands)	Tenant Leases
2021	$1,207
2022	1,984
2023	1,591
2024	1,420
2025	1,083
Thereafter	2,922
Total undiscounted lease payments	$10,207

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the changes in the carrying amount of goodwill:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Balance at beginning of period	$1,036,994	$1,036,994	$1,036,994	$1,036,994
Acquisitions and adjustments	—	—	—	—
Balance at end of period	$1,036,994	$1,036,994	$1,036,994	$1,036,994
Old National performed the required annual goodwill impairment test as of August 31, 2020 and there was no impairment.  No events or circumstances since the August 31, 2020 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.
The gross carrying amounts and accumulated amortization of other intangible assets were as follows:

(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
June 30, 2021
Core deposit	$103,264	$(65,644)	$37,620
Customer trust relationships	16,547	(14,137)	2,410
Total intangible assets	$119,811	$(79,781)	$40,030

December 31, 2020
Core deposit	$112,723	$(69,623)	$43,100
Customer trust relationships	16,547	(13,633)	2,914
Total intangible assets	$129,270	$(83,256)	$46,014
Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years.
Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. No impairment charges were recorded during the six months ended June 30, 2021 or 2020.  Total amortization expense associated with intangible assets was $2.9 million for the three months ended June 30, 2021 and $6.0 million for the six months ended June 30, 2021, compared to $3.6 million for the three months ended June 30, 2020 and $7.4 million for the six months ended June 30, 2020.

Estimated amortization expense for future years is as follows:

(dollars in thousands)
2021 remaining	$5,351
2022	9,014
2023	7,053
2024	5,645
2025	4,509
Thereafter	8,458
Total	$40,030

NOTE 11 – LOAN SERVICING RIGHTS
Loan servicing rights are included in other assets on the balance sheet. At June 30, 2021, loan servicing rights derived from mortgage loans sold with servicing retained totaled $28.8 million, compared to $26.7 million at December 31, 2020.  Loans serviced for others are not reported as assets.  The principal balance of mortgage loans serviced for others was $3.614 billion at June 30, 2021, compared to $3.613 billion at December 31, 2020.  Custodial escrow balances maintained in connection with serviced loans were $42.2 million at June 30, 2021 and $16.2 million at December 31, 2020.
The following table summarizes the carrying values and activity related to loan servicing rights and the related valuation allowance:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Balance at beginning of period	$28,262	$25,575	$28,124	$25,399
Additions	3,058	3,672	6,171	5,403
Amortization	(2,434)	(2,959)	(5,409)	(4,514)
Balance before valuation allowance at end of period	28,886	26,288	28,886	26,288
Valuation allowance:
Balance at beginning of period	(146)	(1,443)	(1,407)	(31)
(Additions)/recoveries	41	(810)	1,302	(2,222)
Balance at end of period	(105)	(2,253)	(105)	(2,253)
Loan servicing rights, net	$28,781	$24,035	$28,781	$24,035
At June 30, 2021, the fair value of servicing rights was $31.0 million, which was determined using a discount rate of 9% and a conditional prepayment rate of 11%.  At December 31, 2020, the fair value of servicing rights was $26.8 million, which was determined using a discount rate of 9% and a conditional prepayment rate of 14%.
NOTE 12 – QUALIFIED AFFORDABLE HOUSING PROJECTS AND OTHER TAX CREDIT INVESTMENTS
Old National is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects.  These investments are included in other assets on the balance sheet, with any unfunded commitments included with other liabilities. As of June 30, 2021, Old National expects to recover its remaining investments through the use of the tax credits that are generated by the investments.

The following table summarizes Old National’s investments in qualified affordable housing projects and other tax credit investments:

(dollars in thousands)		June 30, 2021		December 31, 2020
Investment	Accounting Method	Investment	Unfunded Commitment (1)	Investment	Unfunded Commitment
LIHTC	Proportional amortization	$41,939	$14,286	$33,609	$6,845
FHTC	Equity	22,156	19,817	18,660	22,398
NMTC	Equity	10,050	—	6,120	—
Renewable Energy	Equity	2,504	—	3,611	862
Total		$76,649	$34,103	$62,000	$30,105
(1)All commitments will be paid by Old National by December 31, 2027.
The following table summarizes the amortization expense and tax benefit recognized for Old National’s qualified affordable housing projects and other tax credit investments:

(dollars in thousands)	Amortization Expense (1)	Tax Expense (Benefit) Recognized (2)
Three Months Ended June 30, 2021
LIHTC	$863	$(1,136)
FHTC	1,228	(574)
NMTC	375	(462)
Renewable Energy	210	—
Total	$2,676	$(2,172)

Three Months Ended June 30, 2020
LIHTC	$776	$(1,019)
FHTC	—	(1,356)
Renewable Energy	287	(307)
Total	$1,063	$(2,682)

Six Months Ended June 30, 2021
LIHTC	$1,725	$(2,272)
FHTC	1,359	(1,256)
NMTC	750	(925)
Renewable Energy	906	(562)
Total	$4,740	$(5,015)

Six Months Ended June 30, 2020
LIHTC	$1,553	$(2,038)
FHTC	5,143	(2,712)
Renewable Energy	659	(707)
Total	$7,355	$(5,457)
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

NOTE 13 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase are secured borrowings.  Old National pledges investment securities to secure these borrowings. The following table presents securities sold under agreements to repurchase and related weighted-average interest rates:

	At or for the Six Months Ended June 30, 2021	At December 31, 2020	At or for the Six Months Ended June 30, 2020
(dollars in thousands)
Outstanding at period end	$396,129	$431,166	$367,744
Average amount outstanding during the period	402,478	N/A	339,818
Maximum amount outstanding at any month-end during the period	405,278	N/A	367,744
Weighted-average interest rate:
During the period	0.11%	N/A	0.34%
At period end	0.09%	0.12%	0.21%
The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At June 30, 2021
	Remaining Contractual Maturity of the Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 days	Total
Repurchase Agreements:
U.S. Treasury and agency securities	$396,129	$—	$—	$—	$396,129
Total	$396,129	$—	$—	$—	$396,129
The fair value of securities pledged to secure repurchase agreements may decline.  Old National has pledged securities valued at 116% of the gross outstanding balance of repurchase agreements at June 30, 2021 to manage this risk.
NOTE 14 – FEDERAL HOME LOAN BANK ADVANCES
The following table summarizes Old National Bank’s FHLB advances:

(dollars in thousands)	June 30, 2021	December 31, 2020
FHLB advances (fixed rates 0.45% to 4.96% and variable rates 0.06% to 0.10%) maturing October 2022 to January 2041	$1,904,155	$1,999,160
Fair value hedge basis adjustments and unamortized prepayment fees	(13,012)	(7,725)
Total	$1,891,143	$1,991,435
FHLB advances had weighted-average rates of 1.31% at June 30, 2021 and 1.32% at December 31, 2020.  Investment securities and residential real estate loans collateralize these borrowings up to 140% of outstanding debt.
In the first quarter of 2021, Old National modified $50.0 million pertaining to two FHLB advances, which lowered their weighted average effective rates from 1.53% to 0.33%. At June 30, 2021, total unamortized prepayment fees related to all debt modifications totaled $29.2 million, compared to $30.0 million at December 31, 2020.

Contractual maturities of FHLB advances at June 30, 2021 were as follows:

(dollars in thousands)
Due in 2021	$—
Due in 2022	29,000
Due in 2023	155
Due in 2024	25,000
Due in 2025	550,000
Thereafter	1,300,000
Fair value hedge basis adjustments and unamortized prepayment fees	(13,012)
Total	$1,891,143

NOTE 15 – OTHER BORROWINGS
The following table summarizes Old National’s other borrowings:

(dollars in thousands)	June 30, 2021	December 31, 2020
Old National Bancorp:
Senior unsecured notes (fixed rate 4.125% maturing August 2024)	$175,000	$175,000
Unamortized debt issuance costs related to senior unsecured notes	(481)	(559)
Junior subordinated debentures (variable rates of 1.70% to 1.87%) maturing March 2035 to June 2037	42,000	42,000
Other basis adjustments	(3,120)	(3,195)
Old National Bank:
Finance lease liabilities	15,813	11,813
Subordinated debentures (variable rate 4.54%)	12,000	12,000
Leveraged loans for NMTC (fixed rates of 1.00% to 1.43%) maturing December 2046 to December 2052	25,655	15,300
Other	3,451	428
Total other borrowings	$270,318	$252,787
Contractual maturities of other borrowings at June 30, 2021 were as follows:

(dollars in thousands)
Due in 2021	$1,006
Due in 2022	2,061
Due in 2023	2,131
Due in 2024	177,180
Due in 2025	2,220
Thereafter	85,870
Unamortized debt issuance costs and other basis adjustments	(150)
Total	$270,318
Senior Notes
In August 2014, Old National issued $175.0 million of senior unsecured notes with a 4.125% interest rate.  These notes pay interest on February 15 and August 15 and mature on August 15, 2024.
Junior Subordinated Debentures
Junior subordinated debentures related to trust preferred securities are classified in “other borrowings.”  Junior subordinated debentures qualify as Tier 2 capital for regulatory purposes, subject to certain limitations.
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
The following table summarizes the terms of our outstanding junior subordinated debentures:

(dollars in thousands)				Rate at June 30, 2021
Name of Trust	Issuance Date	Issuance Amount	Rate		Maturity Date
St. Joseph Capital Trust II	March 2005	$5,000	3-month LIBOR plus 1.75%	1.87%	March 17, 2035
Anchor Capital Trust III	August 2005	5,000	3-month LIBOR plus 1.55%	1.70%	September 30, 2035
Home Federal Statutory Trust I	September 2006	15,000	3-month LIBOR plus 1.65%	1.77%	September 15, 2036
Monroe Bancorp Capital Trust I	July 2006	3,000	3-month LIBOR plus 1.60%	1.78%	October 7, 2036
Tower Capital Trust 3	December 2006	9,000	3-month LIBOR plus 1.69%	1.82%	March 1, 2037
Monroe Bancorp Statutory Trust II	March 2007	5,000	3-month LIBOR plus 1.60%	1.72%	June 15, 2037
Total		$42,000
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
Finance Lease Liabilities
Old National has long-term finance lease liabilities for certain banking centers and equipment totaling $15.8 million.  See Note 9 to the consolidated financial statements for a maturity analysis of the Company’s finance lease liabilities.

NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes within each classification of AOCI, net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sale Debt Securities	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Total
Three Months Ended June 30, 2021
Balance at beginning of period	$86,495	$5,525	$(111)	$91,909
Other comprehensive income (loss) before reclassifications	(26,886)	(959)	—	(27,845)
Amounts reclassified from AOCI to income (1)	(514)	(1,325)	37	(1,802)
Balance at end of period	$59,095	$3,241	$(74)	$62,262

Three Months Ended June 30, 2020
Balance at beginning of period	$132,500	$5,801	$(144)	$138,157
Other comprehensive income (loss) before reclassifications	12,733	(186)	—	12,547
Amounts reclassified from AOCI to income (1)	(422)	(1,260)	21	(1,661)
Balance at end of period	$144,811	$4,355	$(123)	$149,043

Six Months Ended June 30, 2021
Balance at beginning of period	$145,335	$2,584	$(148)	$147,771
Other comprehensive income (loss) before reclassifications	(84,173)	2,094	—	(82,079)
Amounts reclassified from AOCI to income (1)	(2,067)	(1,437)	74	(3,430)
Balance at end of period	$59,095	$3,241	$(74)	$62,262

Six Months Ended June 30, 2020
Balance at beginning of period	$56,131	$240	$(164)	$56,207
Other comprehensive income (loss) before reclassifications	93,102	5,700	—	98,802
Amounts reclassified from AOCI to income (1)	(4,422)	(1,585)	41	(5,966)
Balance at end of period	$144,811	$4,355	$(123)	$149,043
(1)See tables below for details about reclassifications to income.

The following table summarizes the significant amounts reclassified out of each component of AOCI for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
(dollars in thousands)	2021	2020
Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement of Income
Unrealized gains and losses on available-for-sale debt securities	$692	$511	Debt securities gains (losses), net
	(178)	(89)	Income tax (expense) benefit
	$514	$422	Net income
Gains and losses on cash flow hedges Interest rate contracts	$1,756	$1,670	Interest income (expense)
	(431)	(410)	Income tax (expense) benefit
	$1,325	$1,260	Net income
Amortization of defined benefit pension items
Actuarial gains (losses)	$(49)	$(27)	Salaries and employee benefits
	12	6	Income tax (expense) benefit
	$(37)	$(21)	Net income

Total reclassifications for the period	$1,802	$1,661	Net income
The following table summarizes the significant amounts reclassified out of each component of AOCI for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
(dollars in thousands)	2021	2020
Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement of Income
Unrealized gains and losses on available-for-sale debt securities	$2,685	$5,685	Debt securities gains (losses), net
	(618)	(1,263)	Income tax (expense) benefit
	$2,067	$4,422	Net income
Gains and losses on cash flow hedges Interest rate contracts	$1,905	$2,101	Interest income (expense)
	(468)	(516)	Income tax (expense) benefit
	$1,437	$1,585	Net income
Amortization of defined benefit pension items
Actuarial gains (losses)	$(98)	$(54)	Salaries and employee benefits
	24	13	Income tax (expense) benefit
	$(74)	$(41)	Net income

Total reclassifications for the period	$3,430	$5,966	Net income

NOTE 17 – SHARE-BASED COMPENSATION
At June 30, 2021, Old National had 2.4 million shares remaining available for issuance under the Company’s Amended and Restated 2008 Incentive Compensation Plan.  The granting of awards to key employees is typically in the form of restricted stock awards or units.

Restricted Stock Awards
Old National granted 0.2 million time-based restricted stock awards to certain key officers during the six months ended June 30, 2021, with shares vesting generally over a 36 month period.  At June 30, 2021, nonvested shares totaled 0.5 million. Compensation expense is recognized on a straight-line basis over the vesting period.  Shares are subject to certain restrictions and risk of forfeiture by the participants.  At June 30, 2021, unrecognized compensation expense for unvested restricted stock awards was $6.5 million.  The cost is expected to be recognized over a weighted-average period of 2.1 years.
Old National recorded share-based compensation expense, net of tax, related to restricted stock awards of $0.7 million during the three months ended June 30, 2021 and $1.4 million during the six months ended June 30, 2021, compared to $0.5 million for the three months ended June 30, 2020 and $1.2 million for the six months ended June 30, 2020.
Restricted Stock Units
Old National granted 0.2 million shares of performance based restricted stock units to certain key officers during the six months ended June 30, 2021, with shares vesting at the end of a 36 month period based on the achievement of certain targets.   At June 30, 2021, nonvested shares totaled 0.9 million. For certain awards, the level of performance could increase or decrease the number of shares earned.  Compensation expense is recognized on a straight-line basis over the vesting period.  Shares are subject to certain restrictions and risk of forfeiture by the participants.  At June 30, 2021, unrecognized compensation expense was $5.7 million.  The cost is expected to be recognized over a weighted-average period of 2.0 years.
Old National recorded share-based compensation expense, net of tax, related to restricted stock units of $0.7 million during the three months ended June 30, 2021 and $1.3 million during the six months ended June 30, 2021, compared to $0.6 million during the three months ended June 30, 2020 and $2.0 million for the six months ended June 30, 2020.
Stock Options and Appreciation Rights
Old National has not granted stock options since 2009. However, Old National did acquire stock options and stock appreciation rights through prior year acquisitions. Old National recorded no incremental expense associated with the conversion of these options and stock appreciation rights. At June 30, 2021, 28 thousand stock appreciation rights remained outstanding.
NOTE 18 – INCOME TAXES
Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Provision at statutory rate of 21%	$16,117	$12,908	$38,051	$18,279
Tax-exempt income:
Tax-exempt interest	(2,762)	(2,671)	(5,541)	(5,303)
Section 291/265 interest disallowance	30	44	63	116
Company-owned life insurance income	(556)	(623)	(1,099)	(1,270)
Tax-exempt income	(3,288)	(3,250)	(6,577)	(6,457)
State income taxes	2,200	1,718	5,173	1,711
Interim period effective rate adjustment	(662)	75	(2,437)	3,341
Tax credit investments - federal	(1,430)	(1,819)	(2,523)	(3,720)
Other, net	1,023	129	(97)	(454)
Income tax expense	$13,960	$9,761	$31,590	$12,700
Effective tax rate	18.2%	15.9%	17.4%	14.6%

The provision for income taxes was recorded at June 30, 2021 and 2020 based on the current estimate of the effective annual rate.
The higher effective tax rate during the three and six months ended June 30, 2021 when compared to the three and six months ended June 30, 2020 is primarily the result of increases in pre-tax book income.
Net Deferred Tax Assets
Net deferred tax assets are included in other assets on the balance sheet. Significant components of net deferred tax assets (liabilities) were as follows:

(dollars in thousands)	June 30, 2021	December 31, 2020
Deferred Tax Assets
Allowance for credit losses, net of recapture	$29,259	$34,971
Benefit plan accruals	13,364	20,076
Net operating loss carryforwards	15,030	18,982
Deferred gain on securities	1,559	2,102
Acquired loans	9,720	11,989
Operating lease liabilities	23,937	24,245
Tax credit investments and other partnerships	1,339	1,054
Other, net	654	488
Total deferred tax assets	94,862	113,907
Deferred Tax Liabilities
Purchase accounting	(18,358)	(18,232)
Loan servicing rights	(7,092)	(6,582)
Premises and equipment	(13,898)	(14,008)
Prepaid expenses	(956)	(955)
Operating lease right-of-use assets	(21,543)	(21,569)
Unrealized gains on available-for-sale investment securities	(15,217)	(40,756)
Unrealized gains on hedges	(1,056)	(1,080)
Other, net	(1,581)	(1,555)
Total deferred tax liabilities	(79,701)	(104,737)
Net deferred tax assets	$15,161	$9,170
Through the acquisition of Anchor (WI) in the second quarter of 2016 and Lafayette Savings Bank in the fourth quarter of 2014, both former thrifts, Old National Bank’s retained earnings at June 30, 2021 include base-year bad debt reserves, created for tax purposes prior to 1988, totaling $52.8 million.  Of this total, $50.9 million was acquired from Anchor (WI), and $1.9 million was acquired from Lafayette Savings Bank.  Base-year reserves are subject to recapture in the unlikely event that Old National Bank (1) makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes, (2) redeems its stock, or (3) liquidates.  Old National Bank has no intention of making such a nondividend distribution.  Accordingly, under current accounting principles, a related deferred income tax liability of $13.0 million has not been recognized.
No valuation allowance was recorded at June 30, 2021 or December 31, 2020 because, based on current expectations, Old National believes it will generate sufficient income in future years to realize deferred tax assets.  Old National has federal net operating loss carryforwards totaling $36.7 million at June 30, 2021 and $52.4 million at December 31, 2020.  This federal net operating loss was acquired from the acquisition of Anchor (WI) in 2016.  If not used, the federal net operating loss carryforwards will expire from 2030 to 2033.  Old National has recorded state net operating loss carryforwards totaling $119.4 million at June 30, 2021 and $132.2 million at December 31, 2020.  If not used, the state net operating loss carryforwards will expire from 2027 to 2033.
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
Cash Flow Hedges
Interest rate swaps of certain borrowings were designated as cash flow hedges totaling $150.0 million notional amount at June 30, 2021 and $325.0 million notional amount at December 31, 2020. Interest rate collars and floors related to variable-rate commercial loan pools were designated as cash flow hedges totaling $400.0 million notional amount at June 30, 2021 and December 31, 2020. The hedges were determined to be effective during all periods presented and we expect them to remain effective during the remaining terms.
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
Fair Value Hedges
Interest rate swaps of certain borrowings were designated as fair value hedges totaling $379.0 million notional amount at June 30, 2021 and December 31, 2020. Interest rate swaps of certain available-for-sale investment securities were designated as fair value hedges totaling $910.0 million notional amount at June 30, 2021 and $347.5 million notional amount at December 31, 2020. The hedges were determined to be effective during all periods presented and we expect them to remain effective during the remaining terms.
Derivatives Designated as Hedges
The following table summarizes Old National’s derivatives designated as hedges:

	June 30, 2021			December 31, 2020
		Fair Value			Fair Value
(dollars in thousands)	Notional	Assets (1)	Liabilities (2)	Notional	Assets (1)	Liabilities (2)
Cash flow hedges
Interest rate collars and floors on loan pools	$400,000	$3,110	$—	$400,000	$6,636	$—
Interest rate swaps on borrowings	150,000	3,247	—	325,000	628	1,816
Fair value hedges
Interest rate swaps on investment securities	909,957	14,164	13,181	347,516	1,145	172
Interest rate swaps on borrowings	379,000	5,967	—	379,000	8,793	—
Total		$26,488	$13,181		$17,202	$1,988
(1)Derivative assets are included in other assets on the balance sheet.
(2)Derivative liabilities are included in other liabilities on the balance sheet.

The effect of derivative instruments in fair value hedging relationships on the consolidated statements of income were as follows:

(dollars in thousands)					Gain (Loss) Recognized in Income on Related Hedged Items
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in income on Derivative	Gain (Loss) Recognized in Income on Derivative	Hedged Items in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in in Income on Related Hedged Item
Three Months Ended June 30, 2021
Interest rate contracts	Interest income/(expense)	$(1,251)	Fixed-rate debt	Interest income/(expense)	$1,251
Interest rate contracts	Interest income/(expense)	(45,829)	Fixed-rate investment securities	Interest income/(expense)	45,481
Total		$(47,080)			$46,732

Three Months Ended June 30, 2020
Interest rate contracts	Interest income/(expense)	$730	Fixed-rate debt	Interest income/(expense)	$(789)

Six Months Ended June 30, 2021
Interest rate contracts	Interest income/(expense)	$(2,826)	Fixed-rate debt	Interest income/(expense)	$2,829
Interest rate contracts	Interest income/(expense)	9	Fixed-rate investment securities	Interest income/(expense)	(64)
Total		$(2,817)			$2,765

Six Months Ended June 30, 2020
Interest rate contracts	Interest income/(expense)	$9,972	Fixed-rate debt	Interest income/(expense)	$(10,016)
The effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income were as follows:

		Three Months Ended June 30,		Three Months Ended June 30,
(dollars in thousands)		2021	2020	2021	2020
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	Interest income/(expense)	$(1,272)	$(246)	$1,756	$1,670
		Six Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	Interest income/(expense)	$2,776	$7,557	$1,905	$2,101
Amounts reported in AOCI related to cash flow hedges will be reclassified to interest income or interest expense as interest payments are received or paid on Old National’s derivative instruments.  During the next 12 months, we estimate that $2.9 million will be reclassified to interest income and $0.6 million will be reclassified to interest expense.
Commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives.  These derivative contracts do not qualify for hedge accounting.  At June 30, 2021, the notional amounts of the interest rate lock commitments were $157.6 million and forward commitments were $184.1 million.  At December 31, 2020, the notional amounts of the interest rate lock commitments were $224.7 million and forward commitments were $261.0 million.  It is our practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans.
Old National also enters into derivative instruments for the benefit of its customers.  The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $2.274 billion at June 30, 2021.  The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $2.008 billion at December 31, 2020.  These derivative contracts do not qualify for hedge accounting.  These instruments include interest rate swaps, caps, and collars.  Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.
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
Derivatives Not Designated as Hedges
The following table summarizes Old National’s derivatives not designated as hedges:

	June 30, 2021			December 31, 2020
		Fair Value			Fair Value
(dollars in thousands)	Notional	Assets (1)	Liabilities (2)	Notional	Assets (1)	Liabilities (2)
Interest rate lock commitments	$157,600	$4,668	$—	$224,719	$9,375	$—
Forward mortgage loan contracts	184,139	55	—	261,027	—	2,335
Customer interest rate swaps	2,274,193	73,114	4,977	2,008,149	113,300	133
Counterparty interest rate swaps (3)	2,274,193	367	9,367	2,008,149	—	13,543
Customer foreign currency forward contracts	16,764	408	—	9,990	324	—
Counterparty foreign currency forward contracts	16,688	—	321	9,854	—	188
Total		$78,612	$14,665		$122,999	$16,199
(1)Derivative assets are included in other assets on the balance sheet.
(2)Derivative liabilities are included in other liabilities on the balance sheet.
(3)The fair values of certain counterparty interest rate swaps are zero due to the settlement of centrally-cleared variation margin rules.  The net adjustment was $59.6 million as of June 30, 2021 and $100.4 million as of December 31, 2020.

The effect of derivatives not designated as hedging instruments on the consolidated statements of income were as follows:

		Three Months Ended June 30,
(dollars in thousands)		2021	2020
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Other income/(expense)	$(75)	$(122)
Mortgage contracts	Mortgage banking revenue	(5,578)	7,236
Foreign currency contracts	Other income/(expense)	(85)	(5)
Total		$(5,738)	$7,109

		Six Months Ended June 30,
		2021	2020
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Other income/(expense)	$310	$(588)
Mortgage contracts	Mortgage banking revenue	(2,317)	12,055
Foreign currency contracts	Other income/(expense)	(49)	(24)
Total		$(2,056)	$11,443
(1)Includes the valuation differences between the customer and offsetting swaps.
NOTE 20 – COMMITMENTS AND CONTINGENCIES
COVID-19
COVID-19 continues to unfold across the U.S. The COVID-19 pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, the business, financial condition, and results of operations of the Company and its customers. The COVID-19 pandemic caused changes in the behavior of customers, businesses, and their employees, including illness, quarantines, social distancing practices, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment, and overall economic and financial market instability. Future effects, including additional actions taken by federal, state, and local governments to contain COVID-19 or treat its impact, are unknown. However, if these actions are sustained, it may adversely impact several industries within our geographic footprint and impair the ability of Old National’s customers to fulfill their contractual obligations to the Company. This could cause Old National to experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of valuation impairments on Old National’s intangible assets, investments, loans, loan servicing rights, deferred tax assets, or counter-party risk derivatives.
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
Credit-Related Financial Instruments
In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $4.151 billion and standby letters of credit of $72.0 million at June 30, 2021.  At June 30, 2021, approximately $3.901 billion of the loan commitments had fixed rates and $250.4 million had floating rates, with the floating interest rates ranging from 0% to 14%.  At December 31, 2020, loan commitments totaled $3.720 billion and standby letters of credit totaled $86.9 million.  These commitments are not reflected in the consolidated financial statements.  The allowance for unfunded loan commitments totaled $10.4 million at June 30, 2021 and $11.7 million at December 31, 2020.
Old National had credit extensions with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients totaling $7.9 million at June 30, 2021 and December 31, 2020.  Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $7.5 million at June 30, 2021 and December 31, 2020.  Old National did not provide collateral for the remaining credit extensions.
Visa Class B Restricted Shares
In 2008, Old National received Visa Class B restricted shares as part of Visa’s initial public offering.  These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares.  This conversion will not occur until the final settlement of certain litigation for which Visa is indemnified by the holders of Visa’s Class B shares, including Old National.  Visa funded an escrow account from its initial public offering to settle these litigation claims.  Increases in litigation claims requiring Visa to fund the escrow account due to insufficient funds will result in a reduction of the conversion ratio of each Visa Class B share to unrestricted Class A shares.  As of June 30, 2021, the conversion ratio was 1.6228.  Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation, the 65,466 Class B shares that Old National owns at June 30, 2021 are carried at a zero cost basis and are included in other assets with our equity securities that have no readily determinable fair value.
NOTE 21 – FINANCIAL GUARANTEES
Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires Old National to record the instruments at fair value.  Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties.  Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract.  Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies.  The term of these standby letters of credit is typically one year or less.  At June 30, 2021, the notional amount of standby letters of credit was $72.0 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.4 million.  At December 31, 2020, the notional amount of standby letters of credit was $86.9 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.5 million.
Old National is a party in risk participation transactions of interest rate swaps, which had total notional amount of $74.8 million at June 30, 2021.
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

Recurring Basis
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at June 30, 2021 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$2,464	$2,464	$—	$—
Investment securities available-for-sale:
U.S. Treasury	234,792	234,792	—	—
U.S. government-sponsored entities and agencies	1,422,287	—	1,422,287	—
Mortgage-backed securities - Agency	3,280,983	—	3,280,983	—
States and political subdivisions	1,567,931	—	1,567,931	—
Pooled trust preferred securities	9,388	—	—	9,388
Other securities	259,796	—	259,796	—
Residential loans held for sale	50,121	—	50,121	—
Derivative assets	105,100	—	105,100	—
Financial Liabilities
Derivative liabilities	27,846	—	27,846	—

		Fair Value Measurements at December 31, 2020 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$2,547	$2,547	$—	$—
Investment securities available-for-sale:
U.S. Treasury	10,208	10,208	—	—
U.S. government-sponsored entities and agencies	841,988	—	841,988	—
Mortgage-backed securities - Agency	3,339,098	—	3,339,098	—
States and political subdivisions	1,492,162	—	1,492,162	—
Pooled trust preferred securities	7,913	—	—	7,913
Other securities	278,746	—	278,746	—
Residential loans held for sale	63,250	—	63,250	—
Derivative assets	140,201	—	140,201	—
Financial Liabilities
Derivative liabilities	18,187	—	18,187	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(dollars in thousands)	Pooled Trust Preferred Securities	States and Political Subdivisions
Three Months Ended June 30, 2021
Balance at beginning of period	$8,210	$—
Accretion of discount	5	—
Sales/payments received	(12)	—
Increase in fair value of securities	1,185	—
Balance at end of period	$9,388	$—

Three Months Ended June 30, 2020
Balance at beginning of period	$7,422	$—
Accretion of discount	3	—
Sales/payments received	(16)	—
Decrease in fair value of securities	(224)	—
Balance at end of period	$7,185	$—

Six Months Ended June 30, 2021
Balance at beginning of period	$7,913	$—
Accretion of discount	10	—
Sales/payments received	(27)	—
Increase in fair value of securities	1,492	—
Balance at end of period	$9,388	$—

Six Months Ended June 30, 2020
Balance at beginning of period	$8,222	$40
Accretion of discount	7	—
Sales/payments received	(33)	(40)
Decrease in fair value of securities	(1,011)	—
Balance at end of period	$7,185	$—
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

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average) (4)
June 30, 2021
Pooled trust preferred securities	$9,388	Discounted cash flow	Constant prepayment rate (1)	0.00%
			Additional asset defaults (2)	5.8% - 8.6% (6.7%)
			Expected asset recoveries (3)	0.0% - 23.3% (7.4%)
December 31, 2020
Pooled trust preferred securities	$7,913	Discounted cash flow	Constant prepayment rate (1)	0.00%
			Additional asset defaults (2)	6.0% - 8.7% (6.8%)
			Expected asset recoveries (3)	0.0% - 23.2% (7.3%)
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
Non-Recurring Basis
Assets measured at fair value at June 30, 2021 on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2021 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Loans:
Commercial loans	$12,443	$—	$—	$12,443
Commercial real estate loans	23,825	—	—	23,825
Loan servicing rights	277	—	277	—
Commercial and commercial real estate loans that are deemed collateral dependent are valued using the discounted cash flows.  The liquidation amounts are based on the fair value of the underlying collateral using the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral.  These commercial and commercial real estate loans had a principal amount of $40.6 million, with a valuation allowance of $4.3 million at June 30, 2021.  Old National recorded provision expense associated with these loans totaling $0.2 million for the three months ended June 30, 2021 and provision recoveries totaling $38 thousand for the six months ended June 30, 2021.  Old National recorded provision recoveries associated with commercial and commercial real estate loans that were deemed collateral dependent totaling $0.3 million for the three months ended June 30, 2020 and provision expense totaling $6.5 million for the six months ended June 30, 2020.
Other real estate owned and other repossessed property is measured at fair value less costs to sell. Old National did not have any other real estate owned or repossessed property measured at fair value on a non-recurring basis at June 30, 2021. There were no write-downs of other real estate owned for the three months ended June 30, 2021 and $23 thousand for the six months ended June 30, 2021. There were write-downs of other real estate owned of $87 thousand for the three months ended June 30, 2020 and $98 thousand for the six months ended June 30, 2020.

Loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount.  If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value.  Fair value is determined at a tranche level, based on market prices for comparable mortgage servicing contracts when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model utilizes a discount rate, weighted average prepayment speed, and other economic factors that market participants would use in estimating future net servicing income and that can be validated against available market data (Level 2).  The valuation allowance for loan servicing rights with impairments at June 30, 2021 totaled $0.1 million.  Old National recorded recoveries associated with these loan servicing rights totaling $41 thousand during the three months ended June 30, 2021 and $1.3 million for the six months ended June 30, 2021. There were impairments of $0.8 million for the three months ended June 30, 2020 and $2.2 million for the six months ended June 30, 2020.
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
The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
June 30, 2021
Collateral Dependent Loans
Commercial loans	$12,443	Discounted	Discount for type of property,	1% - 27% (10%)
		cash flow	age of appraisal, and current status
Commercial real estate loans	23,825	Discounted	Discount for type of property,	0% - 19% (11%)
		cash flow	age of appraisal, and current status
December 31, 2020
Collateral Dependent Loans
Commercial loans	$10,747	Discounted	Discount for type of property,	0% - 33% (12%)
		cash flow	age of appraisal, and current status
Commercial real estate loans	40,653	Discounted	Discount for type of property,	0% - 18% (7%)
		cash flow	age of appraisal, and current status
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
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
Residential Loans Held For Sale
Old National has elected the fair value option for residential loans held for sale.  For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status).  None of these loans are 90 days or more past due, nor are any on nonaccrual status.  Included in the income statement is interest income for loans held for sale totaling $0.4 million for the three months ended June 30, 2021 and $0.8 million for the six months ended June 30, 2021, compared to $0.5 million for the three months ended June 30, 2020 and $0.9 million for the six months ended June 30, 2020.
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
The difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was as follows:

(dollars in thousands)	Aggregate Fair Value	Difference	Contractual Principal
June 30, 2021
Residential loans held for sale	$50,121	$1,896	$48,225
December 31, 2020
Residential loans held for sale	$63,250	$3,485	$59,765
Accrued interest at period end is included in the fair value of the instruments.
The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value:

(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Three Months Ended June 30, 2021
Residential loans held for sale	$790	$—	$(1)	$789

Three Months Ended June 30, 2020
Residential loans held for sale	$3,597	$—	$(2)	$3,595

Six Months Ended June 30, 2021
Residential loans held for sale	$(1,590)	$2	$(1)	$(1,589)

Six Months Ended June 30, 2020
Residential loans held for sale	$5,018	$2	$(2)	$5,018

Financial Instruments Not Carried at Fair Value
The carrying amounts and estimated fair values of financial instruments not carried at fair value were as follows:

		Fair Value Measurements at June 30, 2021 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$491,131	$491,131	$—	$—
Loans, net:
Commercial	3,775,602	—	—	3,773,238
Commercial real estate	6,120,661	—	—	6,105,998
Residential real estate	2,204,637	—	—	2,206,836
Consumer credit	1,574,333	—	—	1,576,753
Accrued interest receivable	85,594	679	33,568	51,347

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$6,142,724	$6,142,724	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	10,723,668	10,723,668	—	—
Time deposits	1,002,519	—	1,016,578	—
Federal funds purchased and interbank borrowings	1,523	1,523	—	—
Securities sold under agreements to repurchase	396,129	396,129	—	—
FHLB advances	1,891,143	—	1,960,496	—
Other borrowings	270,318	—	289,240	—
Accrued interest payable	4,722	—	4,722	—
Standby letters of credit	400	—	—	400

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$7,047

		Fair Value Measurements at December 31, 2020 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$589,712	$589,712	$—	$—
Loans, net:
Commercial	3,922,642	—	—	3,912,948
Commercial real estate	5,867,795	—	—	5,797,447
Residential real estate	2,235,814	—	—	2,264,274
Consumer credit	1,628,840	—	—	1,618,365
Accrued interest receivable	85,306	21	27,977	57,308

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$5,633,672	$5,633,672	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	10,280,911	10,180,911	99,957	—
Time deposits	1,122,870	—	1,140,922	—
Federal funds purchased and interbank borrowings	1,166	1,166	—	—
Securities sold under agreements to repurchase	431,166	431,166	—	—
FHLB advances	1,991,435	—	2,092,033	—
Other borrowings	252,787	—	254,612	—
Accrued interest payable	5,443	—	5,443	—
Standby letters of credit	462	—	—	462

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$11,822
The methods utilized to measure the fair value of financial instruments at June 30, 2021 and December 31, 2020 represent an approximation of exit price, however, an actual exit price may differ.
NOTE 24 – REVENUE FROM CONTRACTS WITH CUSTOMERS
Old National’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income.  The consolidated statements of income include all categories of noninterest income.  The following table reflects only the categories of noninterest income that are within the scope of Topic 606:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Wealth management fees	$10,734	$9,424	$20,442	$18,308
Service charges on deposit accounts	8,514	7,582	16,638	17,659
Debit card and ATM fees	5,583	4,832	10,726	9,830
Investment product fees	6,042	4,845	11,906	10,719
Other income:
Merchant processing fees	970	707	1,794	1,511
Gain (loss) on other real estate owned	120	34	230	(22)
Safe deposit box fees	205	208	568	518
Insurance premiums and commissions	16	196	38	312
Total	$32,184	$27,828	$62,342	$58,835

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is an analysis of our results of operations for the three and six months ended June 30, 2021 and 2020, and financial condition as of June 30, 2021, compared to December 31, 2020.  This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes.
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

Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect.  Therefore, undue reliance should not be placed upon these estimates and statements.  We cannot assure that any of these statements, estimates, or beliefs will be realized and actual results may differ from those contemplated in these forward-looking statements.  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised to consult further disclosures we may make on related subjects in our filings with the SEC.  In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include the following:
•the possibility that the merger between Old National and First Midwest will not close when expected or at all because required regulatory, shareholder, or other approvals are not received or other conditions to the closing are not satisfied on a timely basis or at all, or are obtained subject to conditions that are not anticipated (and the risk that required regulatory approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the proposed transaction);
•the occurrence of any event, change, or other circumstances that could give rise to the right of one or both of the parties to terminate the definitive merger agreement between First Midwest and Old National;
•the risk that any announcements relating to the merger could have adverse effects on the market price of the common stock of either or both parties to the transaction;
•the possibility that the merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events;
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

FINANCIAL HIGHLIGHTS
The following table sets forth certain financial highlights of Old National:

	Three Months Ended			Six Months Ended
(dollars and shares in thousands,	June 30,	March 31,	June 30,	June 30,
except per share data)	2021	2021	2020	2021	2020
Income Statement:
Net interest income	$149,927	$148,120	$145,671	$298,047	$289,442
Taxable equivalent adjustment (1)	3,470	3,500	3,367	6,970	6,690
Net interest income - tax equivalent basis	153,397	151,620	149,038	305,017	296,132
Provision for credit losses	(4,929)	(17,356)	22,545	(22,285)	39,495
Noninterest income	51,508	56,712	58,461	108,220	115,963
Noninterest expense	129,618	117,740	120,121	247,358	278,865
Net income	62,786	86,818	51,705	149,604	74,345
Per Common Share Data:
Weighted average diluted shares	165,934	165,707	165,302	165,821	166,848
Net income (diluted)	$0.38	$0.52	$0.32	$0.90	$0.45
Cash dividends	0.14	0.14	0.14	0.28	0.28
Common dividend payout ratio (2)	37%	26%	44%	31%	62%
Book value	$18.05	$17.98	$17.35	$18.05	$17.35
Stock price	17.61	19.34	13.76	17.61	13.76
Tangible common book value (3)	11.55	11.47	10.75	11.55	10.75
Performance Ratios:
Return on average assets	1.06%	1.49%	0.96%	1.27%	0.71%
Return on average common equity	8.39	11.69	7.27	10.04	5.24
Return on tangible common equity (3)	13.58	18.77	12.27	16.10	9.01
Return on average tangible common equity (3)	13.58	18.88	12.41	16.21	9.15
Net interest margin (3)	2.91	2.94	3.14	2.93	3.22
Efficiency ratio (3)	62.05	55.57	56.29	58.79	66.80
Net charge-offs (recoveries) to average loans	(0.01)	—	0.02	—	0.11
Allowance for credit losses to ending loans	0.79	0.82	0.94	0.79	0.94
Non-performing loans to ending loans	1.03	1.13	1.04	1.03	1.04
Balance Sheet:
Total loans	$13,784,677	$13,925,261	$13,615,701	$13,784,677	$13,615,701
Total assets	23,675,666	23,744,451	22,102,188	23,675,666	22,102,188
Total deposits	17,868,911	17,849,755	16,319,446	17,868,911	16,319,446
Total borrowed funds	2,559,113	2,574,987	2,641,436	2,559,113	2,641,436
Total shareholders' equity	2,991,118	2,979,447	2,864,255	2,991,118	2,864,255
Capital Ratios:
Risk-based capital ratios:
Tier 1 common equity	11.95%	12.01%	11.70%	11.95%	11.70%
Tier 1	11.95	12.01	11.70	11.95	11.70
Total	12.73	12.84	12.68	12.73	12.68
Leverage ratio (to average assets)	8.38	8.33	8.12	8.38	8.12
Total equity to assets (averages)	12.61	12.78	13.16	12.69	13.53
Tangible common equity to tangible assets (3)	8.47	8.38	8.45	8.47	8.45
Nonfinancial Data:
Full-time equivalent employees	2,465	2,451	2,530	2,465	2,530
Banking centers	162	162	162	162	162
(1)Calculated using the federal statutory tax rate in effect of 21% for all periods.
(2)Cash dividends per share divided by net income per share (basic).
(3)Represents a non-GAAP financial measure.  Refer to the “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.

NON-GAAP FINANCIAL MEASURES
The non-GAAP financial measures presented below are used by our management and our Board of Directors on a regular basis in addition to our GAAP results to facilitate the assessment of our financial performance. Management believes these non-GAAP financial measures enhance an investor’s understanding of our financial results by providing a meaningful basis for period-to-period comparisons, assisting in operating results analysis, and predicting future performance. This information supplements our GAAP reported results, and should not be viewed in isolation from, or as a substitute for, our GAAP results. Accordingly, this financial information should be read in conjunction with our consolidated financial statements and notes thereto for the quarter ended June 30, 2021, included elsewhere in this report, and included in our Annual Report on Form 10-K for the year ended December 31, 2020. Non-GAAP financial measures exclude certain items that are included in the financial results presented in accordance with GAAP.

The following table presents GAAP to non-GAAP reconciliations.

		Three Months Ended June 30,		Six Months Ended June 30,
	(dollars and shares in thousands, except per share data)	2021	2020	2021	2020
	Tangible common book value:
	Shareholders' equity (GAAP)	$2,991,118	$2,864,255	$2,991,118	$2,864,255
Deduct:	Goodwill	1,036,994	1,036,994	1,036,994	1,036,994
	Intangible assets	40,030	52,717	40,030	52,717
	Tangible shareholders' equity (non-GAAP)	$1,914,094	$1,774,544	$1,914,094	$1,774,544
	Period end common shares	165,732	165,093	165,732	165,093
	Tangible common book value	11.55	10.75	11.55	10.75
	Return on tangible common equity:
	Net income (GAAP)	$62,786	$51,705	$149,604	$74,345
	Add: Intangible amortization (net of tax)	2,182	2,708	4,488	5,557
	Tangible net income (non-GAAP)	$64,968	$54,413	$154,092	$79,902
	Tangible shareholders' equity (non-GAAP) (see above)	$1,914,094	$1,774,544	$1,914,094	$1,774,544
	Return on tangible common equity	13.58%	12.27%	16.10%	9.01%
	Return on average tangible common equity:
	Tangible net income (non-GAAP) (see above)	$64,968	$54,413	$154,092	$79,902
	Average shareholders' equity (GAAP)	$2,992,693	$2,845,398	$2,981,398	$2,839,460
Deduct:	Average goodwill	1,036,994	1,036,994	1,036,994	1,036,994
	Average intangible assets	41,410	54,449	42,901	56,288
	Average tangible shareholders' equity (non-GAAP)	$1,914,289	$1,753,955	$1,901,503	$1,746,178
	Return on average tangible common equity	13.58%	12.41%	16.21%	9.15%
	Net interest margin:
	Net interest income (GAAP)	$149,927	$145,671	$298,047	$289,442
	Taxable equivalent adjustment	3,470	3,367	6,970	6,690
	Net interest income - taxable equivalent basis (non-GAAP)	$153,397	$149,038	$305,017	$296,132
	Average earning assets	$21,095,280	$19,007,719	$20,849,829	$18,390,875
	Net interest margin	2.91%	3.14%	2.93%	3.22%
	Efficiency ratio:
	Noninterest expense (GAAP)	$129,618	$120,121	$247,358	$278,865
	Deduct: Intangible amortization expense	2,909	3,612	5,984	7,388
	Adjusted noninterest expense (non-GAAP)	$126,709	$116,509	$241,374	$271,477
	Net interest income - taxable equivalent basis (non-GAAP) (see above)	$153,397	$149,038	$305,017	$296,132
	Noninterest income	51,508	58,461	108,220	115,963
	Deduct: Debt securities gains (losses), net	692	511	2,685	5,685
	Adjusted total revenue (non-GAAP)	$204,213	$206,988	$410,552	$406,410
	Efficiency ratio	62.05%	56.29%	58.79%	66.80%
	Tangible common equity to tangible assets:
	Tangible shareholders' equity (non-GAAP) (see above)	$1,914,094	$1,774,544	$1,914,094	$1,774,544
	Assets (GAAP)	$23,675,666	$22,102,188	$23,675,666	$22,102,188
Add:	Trust overdrafts	24	15	24	15
Deduct:	Goodwill	1,036,994	1,036,994	1,036,994	1,036,994
	Intangible assets	40,030	52,717	40,030	52,717
	Tangible assets (non-GAAP)	$22,598,666	$21,012,492	$22,598,666	$21,012,492
	Tangible common equity to tangible assets	8.47%	8.45%	8.47%	8.45%
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

During the second quarter of 2021, Old National and First Midwest entered into a merger agreement. Both financial institutions are relationship-focused, with compatible cultures and a commitment to helping our clients achieve financial success. We believe this merger will create powerful synergies, additional market coverage, and create financial strength that will drive long-term shareholder value.

During the second quarter of 2021, net income was $62.8 million, or $0.38 per diluted share. Net income was $51.7 million, or $0.32 per diluted share, for the second quarter of 2020.

During the second quarter of 2021, we recorded a provision for credit losses recapture of $4.9 million. This provision recapture was derived from the Moody’s baseline forecast, which included improved unemployment, gross domestic product, and house price index when compared to the forecast used in the prior quarter.

Despite the challenging operating environment, we achieved strong fundamental results during the second quarter of 2021.
Loans:  Our loan balances, excluding loans held for sale, decreased $140.6 million to $13.785 billion at June 30, 2021 compared to $13.925 billion at March 31, 2021.  This was primarily driven by a decline in PPP loans of $403.0 million, partially offset by growth in other commercial and commercial real estate loans.  We reported strong total commercial loan production of $1.1 billion in the second quarter of 2021 and the commercial loan pipeline totaled $2.6 billion at June 30, 2021.
Net Interest Income: For the six months ended June 30, 2021 compared to the six months ended June 30, 2020, our net interest income increased primarily due to higher average loans and investment securities, higher PPP related fees from forgiveness of loans, and lower costs of interest-bearing liabilities, partially offset by decreased loan and investment securities yields.  Net interest income increased in the second quarter of 2021 compared to the first quarter of 2021 primarily due to higher average loans and investment securities, partially offset by decreased loan and investment securities yields.
Noninterest Income:  Noninterest income decreased $7.7 million to $108.2 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to lower mortgage banking revenue, lower debt securities gains, and $1.5 million of swap termination fees.  These decreases were partially offset by higher wealth management fees. The second quarter of 2021 compared to the first quarter of 2021 decreased $5.2 million primarily due to lower mortgage banking revenue.
Expenses:  Noninterest expenses decreased $31.5 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020.  The decrease was primarily attributable to $36.1 million of charges related to the ONB Way in the six months ended June 30, 2020.  The second quarter of 2021 compared to the first quarter of 2021 increased $11.9 million reflecting higher professional fees and salaries.
Old National’s robust commercial pipeline at June 30, 2021, coupled with excess liquidity from deposit growth along with the momentum build from our ONB Way revenue initiatives bode well for future quarters. However, we are cautious that a peak in new cases of COVID-19 could stall the economy and cause a setback in the progress made during the first half of 2021.
Pandemic Update
As previously disclosed, the COVID-19 pandemic has created economic and financial disruptions that have adversely affected our operations during 2020 and the six months ended June 30, 2021. Our historically careful underwriting practices, diverse and granular portfolios, and Midwest-based footprint has helped mitigate any adverse impact to Old National. In addition, the combination of the vaccine rollout, government stimulus payments, and reduced spending during the pandemic are likely contributing factors mitigating the impact of the pandemic on the Company’s business, financial condition, results of operations, and its customers as of June 30, 2021. However, there are some concerns that indicate a slower return to pre-pandemic routines. Examples of these concerns relate to more people than anticipated who refuse the vaccines and the emergence of resistant strains, which may cause businesses in some parts of the country to be much slower to reopen. Given the ongoing and dynamic nature of the circumstances surrounding the pandemic, it is difficult to predict the future adverse financial impact to Old National.
RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(dollars in thousands)	2021	2020	Change	2021	2020	Change
Income Statement Summary:
Net interest income	$149,927	$145,671	2.9%	$298,047	$289,442	3.0%
Provision for credit losses	(4,929)	22,545	(121.9)	(22,285)	39,495	(156.4)
Noninterest income	51,508	58,461	(11.9)	108,220	115,963	(6.7)
Noninterest expense	129,618	120,121	7.9	247,358	278,865	(11.3)
Other Data:
Return on average common equity	8.39%	7.27%		10.04%	5.24%
Return on tangible common equity (1)	13.58	12.27		16.10	9.01
Return on average tangible common equity (1)	13.58	12.41		16.21	9.15
Efficiency ratio (1)	62.05	56.29		58.79	66.80
Tier 1 leverage ratio	8.38	8.12		8.38	8.12
Net charge-offs (recoveries) to average loans	(0.01)	0.02		—	0.11
(1)Represents a non-GAAP financial measure.  Refer to “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.
Net Interest Income
Net interest income is the most significant component of our earnings, comprising 73% of revenues for the six months ended June 30, 2021.  Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations.  Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of interest-earning assets and interest-bearing liabilities. We have observed signs of an economic recovery in the United States, with jobs, consumer spending, manufacturing, and other indicators rebounding from their weakest levels. However, there have been concerns about the emergence of communicable strains of the virus and whether enough people will agree to be vaccinated. Economic uncertainty remains and bouts of elevated volatility are expected to continue.

Interest rates remained at near historic lows during the second quarter of 2021 after declining dramatically in the first half of 2020 due to the COVID-19 pandemic. The Federal Reserve’s Federal Funds range is currently in a target range of 0.00% to 0.25%, with the Effective Fed Funds Rate in the 0.05% to 0.10% range. If interest rates decline further, our interest rate spread could decline, which may result in a decrease in our net interest income. However, management has taken balance sheet restructuring, derivative, and deposit pricing actions to help mitigate this risk.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Net interest income	$149,927	$145,671	$298,047	$289,442
Conversion to fully taxable equivalent	3,470	3,367	6,970	6,690
Net interest income - taxable equivalent basis	$153,397	$149,038	$305,017	$296,132

Average earning assets	$21,095,280	$19,007,719	$20,849,829	$18,390,875

Net interest margin	2.84%	3.07%	2.86%	3.15%
Net interest margin - taxable equivalent basis	2.91%	3.14%	2.93%	3.22%
The increase in net interest income for the three and six months ended June 30, 2021 when compared to the three and six months ended June 30, 2020 was primarily due to higher average earning assets, lower costs of average interest-bearing liabilities, and higher interest and fees related to PPP loans. Partially offsetting these increases were lower yields on average earning assets and lower accretion income in the three and six months ended June 30, 2021 when compared to the three and six months ended June 30, 2020. Net interest income for the three and six months ended June 30, 2021 and 2020 included accretion income (interest income in excess of contractual interest income) associated with acquired loans. Accretion income totaled $5.1 million in the three months ended June 30, 2021 and $9.8 million for the six months ended June 30, 2021, compared to $5.8 million in the three months ended June 30, 2020 and $12.5 million in the six months ended June 30, 2020. We expect accretion income on loans to decrease over time, but this may be offset by future acquisitions. Net interest income included interest and net fees combined on PPP loans totaling $11.9 million for the three months ended June 30, 2021 and $24.5 million for the six months ended June 30, 2021, compared to $6.6 million for the three and six months ended June 30, 2020.

The following tables present the average balance sheet for each major asset and liability category, its related interest income and yield, or its expense and rate.

(Tax equivalent basis, dollars in thousands)	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
Earning Assets	Average Balance	Income (1)/ Expense	Yield/ Rate	Average Balance	Income (1)/ Expense	Yield/ Rate
Money market and other interest-earning investments	$232,723	$48	0.08%	$85,680	$34	0.16%
Investment securities:
Treasury and government sponsored agencies	1,637,396	5,967	1.46%	501,838	3,033	2.42%
Mortgage-backed securities	3,287,254	15,067	1.83%	3,179,165	17,930	2.26%
States and political subdivisions	1,503,447	12,364	3.29%	1,293,756	11,757	3.63%
Other securities	439,197	2,690	2.45%	497,204	3,224	2.59%
Total investment securities	6,867,294	36,088	2.10%	5,471,963	35,944	2.63%
Loans: (2)
Commercial	4,019,553	34,715	3.42%	4,049,403	31,729	3.10%
Commercial real estate	6,146,057	57,655	3.71%	5,340,622	58,007	4.30%
Residential real estate loans	2,256,215	21,474	3.81%	2,369,407	23,884	4.03%
Consumer	1,573,438	13,948	3.56%	1,690,644	15,743	3.75%
Total loans	13,995,263	127,792	3.62%	13,450,076	129,363	3.82%
Total earning assets	21,095,280	$163,928	3.09%	19,007,719	$165,341	3.46%
Less: Allowance for credit losses	(117,020)			(107,619)
Non-Earning Assets
Cash and due from banks	238,326			332,745
Other assets	2,520,937			2,384,934
Total assets	$23,737,523			$21,617,779

Interest-Bearing Liabilities
Checking and NOW accounts	$4,954,817	$514	0.04%	$4,431,074	$1,075	0.10%
Savings accounts	3,647,952	492	0.05%	3,060,012	736	0.10%
Money market accounts	2,085,132	433	0.08%	1,844,488	910	0.20%
Time deposits	1,024,777	1,293	0.51%	1,446,264	4,077	1.13%
Total interest-bearing deposits	11,712,678	2,732	0.09%	10,781,838	6,798	0.25%
Federal funds purchased and interbank borrowings	1,460	—	0.02%	143,811	44	0.12%
Securities sold under agreements to repurchase	406,251	95	0.09%	350,545	185	0.21%
FHLB advances	1,906,078	5,218	1.10%	2,144,497	6,844	1.28%
Other borrowings	269,259	2,486	3.69%	251,738	2,432	3.87%
Total borrowed funds	2,583,048	7,799	1.21%	2,890,591	9,505	1.32%
Total interest-bearing liabilities	$14,295,726	$10,531	0.30%	$13,672,429	$16,303	0.48%

Noninterest-Bearing Liabilities and Shareholders' Equity
Demand deposits	$6,140,424			$4,871,002
Other liabilities	308,680			228,950
Shareholders' equity	2,992,693			2,845,398
Total liabilities and shareholders' equity	$23,737,523			$21,617,779

Net interest rate spread			2.79%			2.98%
Net interest margin (3)			2.91%			3.14%
Taxable equivalent adjustment		$3,470			$3,367
(1)Interest income is reflected on a fully taxable equivalent basis.
(2)Includes loans held for sale.
(3)Net interest margin is defined as net interest income on a tax equivalent basis as a percentage of average earning assets.

(Tax equivalent basis, dollars in thousands)	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
Earning Assets	Average Balance	Income (1)/ Expense	Yield/ Rate	Average Balance	Income (1)/ Expense	Yield/ Rate
Money market and other interest-earning investments	$301,025	$136	0.09%	$72,043	$383	1.07%
Investment securities:
Treasury and government sponsored agencies	1,397,791	10,852	1.55%	542,904	6,730	2.48%
Mortgage-backed securities	3,299,713	30,900	1.87%	3,175,408	36,996	2.33%
States and political subdivisions	1,490,865	24,564	3.30%	1,283,456	23,165	3.61%
Other securities	446,266	5,433	2.44%	495,852	6,440	2.60%
Total investment securities	6,634,635	71,749	2.16%	5,497,620	73,331	2.67%
Loans: (2)
Commercial	3,997,281	70,282	3.50%	3,478,351	60,782	3.46%
Commercial real estate	6,063,872	113,401	3.72%	5,264,610	120,446	4.53%
Residential real estate loans	2,264,988	42,821	3.78%	2,369,852	48,128	4.06%
Consumer	1,588,028	28,276	3.59%	1,708,399	33,593	3.95%
Total loans	13,914,169	254,780	3.65%	12,821,212	262,949	4.07%
Total earning assets	20,849,829	$326,665	3.13%	18,390,875	$336,663	3.64%
Less: Allowance for credit losses	(125,398)			(95,432)
Non-Earning Assets
Cash and due from banks	263,336			310,173
Other assets	2,503,865			2,386,513
Total assets	$23,491,632			$20,992,129

Interest-Bearing Liabilities
Checking and NOW accounts	$4,965,095	$1,139	0.05%	$4,267,926	$3,934	0.19%
Savings accounts	3,572,057	979	0.06%	2,944,094	2,034	0.14%
Money market accounts	2,059,439	861	0.08%	1,814,328	3,417	0.38%
Time deposits	1,052,856	2,912	0.56%	1,546,218	9,711	1.26%
Total interest-bearing deposits	11,649,447	5,891	0.10%	10,572,566	19,096	0.36%
Federal funds purchased and interbank borrowings	1,303	—	—%	268,334	1,284	0.96%
Securities sold under agreements to repurchase	402,478	215	0.11%	339,818	569	0.34%
FHLB advances	1,915,661	10,627	1.12%	2,054,814	14,612	1.43%
Other borrowings	266,152	4,915	3.69%	246,007	4,970	4.04%
Total borrowed funds	2,585,594	15,757	1.23%	2,908,973	21,435	1.48%
Total interest-bearing liabilities	$14,235,041	$21,648	0.31%	$13,481,539	$40,531	0.60%

Noninterest-Bearing Liabilities and Shareholders' Equity
Demand deposits	$5,949,412			$4,417,748
Other liabilities	325,781			253,382
Shareholders' equity	2,981,398			2,839,460
Total liabilities and shareholders' equity	$23,491,632			$20,992,129

Net interest rate spread			2.82%			3.04%
Net interest margin (3)			2.93%			3.22%
Taxable equivalent adjustment		$6,970			$6,690
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

	From Three Months Ended June 30, 2020 to Three Months Ended June 30, 2021			From Six Months Ended June 30, 2020 to Six Months Ended June 30, 2021
	Total Change (1)	Attributed to		Total Change (1)	Attributed to
(dollars in thousands)		Volume	Rate		Volume	Rate
Interest Income
Money market and other interest-earning investments	$14	$44	$(30)	$(247)	$665	$(912)
Investment securities (2)	144	8,249	(8,105)	(1,582)	13,731	(15,313)
Loans (2)	(1,571)	5,112	(6,683)	(8,169)	20,499	(28,668)
Total interest income	(1,413)	13,405	(14,818)	(9,998)	34,895	(44,893)
Interest Expense
Checking and NOW deposits	(561)	102	(663)	(2,795)	427	(3,222)
Savings deposits	(244)	112	(356)	(1,055)	281	(1,336)
Money market deposits	(477)	94	(571)	(2,556)	316	(2,872)
Time deposits	(2,784)	(862)	(1,922)	(6,799)	(2,240)	(4,559)
Federal funds purchased and interbank borrowings	(44)	(26)	(18)	(1,284)	(639)	(645)
Securities sold under agreements to repurchase	(90)	22	(112)	(354)	70	(424)
FHLB advances	(1,626)	(698)	(928)	(3,985)	(890)	(3,095)
Other borrowings	54	169	(115)	(55)	389	(444)
Total interest expense	(5,772)	(1,087)	(4,685)	(18,883)	(2,286)	(16,597)
Net interest income	$4,359	$14,492	$(10,133)	$8,885	$37,181	$(28,296)
(1)The variance not solely due to rate or volume is allocated equally between the rate and volume variances.
(2)Interest on investment securities and loans includes the effect of taxable equivalent adjustments of $2.4 million and $1.0 million, respectively, during the three months ended June 30, 2021; and $4.8 million and $2.1 million, respectively, during the six months ended June 30, 2021 using the federal statutory rate in effect of 21%.
The decrease in the net interest margin on a fully taxable equivalent basis for the three and six months ended June 30, 2021 when compared to the three and six months ended June 30, 2020 was primarily due to lower yields on interest earning assets and a change in the mix of average interest earning assets and interest-bearing liabilities, partially offset by higher average earning assets and lower costs of interest-bearing liabilities. The yield on interest earning assets decreased 37 basis points and the cost of interest-bearing liabilities decreased 18 basis points in the quarterly year-over-year comparison.  The yield on interest earning assets is calculated by dividing annualized taxable equivalent net interest income by average interest earning assets while the cost of interest-bearing liabilities is calculated by dividing annualized interest expense by average interest-bearing liabilities.  The yield on interest earning assets decreased 51 basis points and the cost of interest-bearing liabilities decreased 29 basis points in the six months ended June 30, 2021 when compared to the six months ended June 30, 2020.  Accretion income represented 10 basis points of the net interest margin in both the three months ended June 30, 2021 and the six months ended June 30, 2021, compared to 12 basis points for the three months ended June 30, 2020 and 14 basis points for the six months ended June 30, 2020. The continued spread and impact of the COVID-19 pandemic may offset the recent positive economic momentum and government stimulus programs, and could negatively impact net interest margin. Accordingly, there is still much uncertainty regarding the economic environment.
Average earning assets were $21.095 billion for the three months ended June 30, 2021, compared to $19.008 billion for the three months ended June 30, 2020, an increase of $2.087 billion, or 11%. Average earning assets were $20.850 billion for the six months ended June 30, 2021, compared to $18.391 billion for the six months ended June 30, 2020, an increase of $2.459 billion, or 13%. The increases in average earning assets were due to increases in average investment securities and average loans. The loan portfolio including loans held for sale, which generally has an average yield higher than the investment portfolio, was 67% of average interest earning assets for the six months ended June 30, 2021, compared to 70% for the six months ended June 30, 2020.
Average loans including loans held for sale increased $545.2 million for the three months ended June 30, 2021 when compared to the three months ended June 30, 2020 due to higher average commercial real estate loans, partially offset by lower average commercial loans, residential real estate loans, and consumer loans. Average loans including loans held for sale increased $1.093 billion for the six months ended June 30, 2021 when compared to the six months ended June 30, 2020 due to higher average commercial loans and commercial real estate loans, partially offset by lower average residential real estate loans and consumer loans. The increase in average commercial loans for the six months ended June 30, 2021 when compared to the six months ended June 30, 2020 reflected strong PPP loan production, which began in April 2020. Average commercial loans included PPP loans totaling $1.016 billion for the three months ended June 30, 2021 and $1.012 billion for the six months ended June 30, 2021, compared to $1.125 billion for the three months ended June 30, 2020 and $562.4 million for the six months ended June 30, 2020.
Average investments increased $1.395 billion for the three months ended June 30, 2021 and $1.137 billion for the six months ended June 30, 2021 when compared to the same periods in 2020 reflecting excess liquidity.
Average noninterest-bearing deposits increased $1.269 billion for the three months ended June 30, 2021 and $1.532 billion for the six months ended June 30, 2021 when compared to the same periods in 2020. Average interest-bearing deposits increased $930.8 million for the three months ended June 30, 2021 and $1.077 billion for the six months ended June 30, 2021 when compared to the same periods in 2020. This growth was primarily driven by the increased business and personal savings rates from various government stimulus actions.
Average borrowed funds decreased $307.5 million for the three months ended June 30, 2021 and $323.4 million for the six months ended June 30, 2021 when compared to the same periods in 2020.
Provision for Credit Losses
Old National recorded a provision for credit losses recapture of $4.9 million for the three months ended June 30, 2021, compared to $22.5 million provision for credit losses expense for the three months ended June 30, 2020. Net recoveries on loans totaled $0.3 million during the three months ended June 30, 2021, compared to net charge-offs of $0.5 million during the three months ended June 30, 2020.  The provision for credit losses was a recapture of $22.3 million for the six months ended June 30, 2021, compared to expense of $39.5 million for the six months ended June 30, 2020. Net recoveries on loans totaled $0.3 million for the six months ended June 30, 2021, compared to net charge-offs of $7.1 million for the six months ended June 30, 2021. The provision for credit losses recapture in the three and six months ended June 30, 2021 reflected the improved economic forecast. PPP loans were factored in the provision for credit losses for the three and six months ended June 30, 2021; however, due to the SBA guaranty and our borrowers’ adherence to the PPP terms, the provision impact was insignificant. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, with the adoption of CECL beginning on January 1, 2020, provision expense may become more volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.
Noninterest Income
We generate revenues in the form of noninterest income through client fees, sales commissions, and other gains and losses from our core banking franchise and other related businesses, such as wealth management, investment consulting, and investment products.  The following table details the components in noninterest income:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(dollars in thousands)	2021	2020	Change	2021	2020	Change
Wealth management fees	$10,734	$9,424	13.9%	$20,442	$18,308	11.7%
Service charges on deposit accounts	8,514	7,582	12.3	16,638	17,659	(5.8)
Debit card and ATM fees	5,583	4,832	15.5	10,726	9,830	9.1
Mortgage banking revenue	7,827	17,313	(54.8)	24,352	28,432	(14.4)
Investment product fees	6,042	4,845	24.7	11,906	10,719	11.1
Capital markets income	5,871	6,179	(5.0)	9,586	10,507	(8.8)
Company-owned life insurance	2,783	2,968	(6.2)	5,497	6,048	(9.1)
Debt securities gains (losses), net	692	511	35.4	2,685	5,685	(52.8)
Other income	3,462	4,807	(28.0)	6,388	8,775	(27.2)
Total noninterest income	$51,508	$58,461	(11.9)%	$108,220	$115,963	(6.7)%
Noninterest income decreased $7.0 million for the three months ended June 30, 2021 when compared to the three months ended June 30, 2020 primarily due to lower mortgage banking revenue.

Noninterest income decreased $7.7 million for the six months ended June 30, 2021 when compared to the six months ended June 30, 2020 primarily due to lower mortgage banking revenue, lower debt securities gains, and $1.5 million of swap termination fees in the six months ended June 30, 2021. These decreases were partially offset by higher wealth management fees.
Wealth management fees increased $1.3 million for the three months ended June 30, 2021 and $2.1 million for the six months ended June 30, 2021 when compared to the same periods in 2020 primarily due to higher personal and corporate trust fees and fiduciary account fees.
Service charges and overdraft fees increased $0.9 million for the three months ended June 30, 2021 when compared to the three months ended June 30, 2020 reflecting higher overdraft fees and service charges due to the impact of the COVID-19 pandemic in the three months ended June 30, 2020.
Mortgage banking revenue decreased $9.5 million for the three months ended June 30, 2021 and $4.1 million for the six months ended June 30, 2021 when compared to the same periods in 2020 reflecting lower refinance transactions related to higher rates in 2021, which caused pipeline levels to drop and gain on sale margins to partially normalize.
Investment product fees increased $1.2 million in for the three and six months ended June 30, 2021 when compared to the same periods in 2020 reflecting higher investment and advisor fees in 2021.
Debt securities gains (losses), net had a favorable variance of $0.2 million for the three months ended June 30, 2021 when compared to the three months ended June 30, 2020 primarily due to higher realized gains on sales of available-for-sale securities in 2021. Debt securities gains (losses), net had an unfavorable variance of $3.0 million for the six months ended June 30, 2021 when compared to the six months ended June 30, 2020 primarily due to lower realized gains on sales of available-for-sale securities in 2021, partially offset by lower realized losses on sales of available-for-sale securities in 2021.
Other income decreased $1.3 million for the three months ended June 30, 2021 when compared to the three months ended June 30, 2020 primarily due to lower branded card incentives and unfavorable variances in net gains (losses) on sales of premises and other assets. Other income decreased $2.4 million for the six months ended June 30, 2021 when compared to the six months ended June 30, 2020 primarily due to $1.5 million of swap termination fees in the six months ended June 30, 2021 and lower branded card incentives.
Noninterest Expense
The following table details the components in noninterest expense:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(dollars in thousands)	2021	2020	Change	2021	2020	Change
Salaries and employee benefits	$72,640	$66,556	9.1%	$140,757	$145,729	(3.4)%
Occupancy	14,054	13,245	6.1	28,926	28,378	1.9
Equipment	4,506	3,853	16.9	8,475	9,158	(7.5)
Marketing	2,632	2,395	9.9	4,694	5,492	(14.5)
Data processing	11,697	9,629	21.5	24,050	19,096	25.9
Communication	2,411	2,296	5.0	5,289	5,094	3.8
Professional fees	8,528	3,545	140.6	11,252	7,838	43.6
FDIC assessment	1,226	2,014	(39.1)	2,833	3,623	(21.8)
Amortization of intangibles	2,909	3,612	(19.5)	5,984	7,388	(19.0)
Amortization of tax credit investments	1,813	287	531.7	3,015	5,802	(48.0)
Other expense	7,202	12,689	(43.2)	12,083	41,267	(70.7)
Total noninterest expense	$129,618	$120,121	7.9%	$247,358	$278,865	(11.3)%
Noninterest expense increased $9.5 million for the three months ended June 30, 2021 when compared to the three months ended June 30, 2020 reflecting higher salaries and employee benefits, higher professional fees associated with the anticipated First Midwest merger, higher data processing, and higher amortization of tax credit investments. These increases were partially offset by $4.9 million of charges related to the ONB Way strategic initiative in the three months ended June 30, 2020.

Noninterest expense decreased $31.5 million for the six months ended June 30, 2021 when compared to the six months ended June 30, 2020 reflecting $36.1 million of charges in the six months ended June 30, 2020 related to the ONB Way strategic initiative.
Salaries and employee benefits increased $6.1 million for the three months ended June 30, 2021 when compared to the three months ended June 30, 2020 primarily due to higher corporate incentives. Salaries and employee benefits decreased $5.0 million for the six months ended June 30, 2021 when compared to the six months ended June 30, 2020 primarily due to personnel expenses related to the ONB Way totaling $7.0 million in the six months ended June 30, 2020. This decrease was partially offset by higher corporate incentives.
Equipment expenses increased $0.7 million for the three months ended June 30, 2021 when compared to the three months ended June 30, 2020 primarily due to higher accelerated depreciation and maintenance expenses of non-deployed assets related to the optimization of our branch network as part of the ONB Way strategic initiative.
Marketing expenses decreased $0.8 million for the six months ended June 30, 2021 when compared to the six months ended June 30, 2020 primarily due to lower sales promotion expenses.
Data processing expenses increased $2.1 million for the three months ended June 30, 2021 and $5.0 million for the six months ended June 30, 2021 when compared to the same periods in 2020 related to the modernization of our technology infrastructure.
Professional fees increased $5.0 million for the three months ended June 30, 2021 and $3.4 million for the six months ended June 30, 2021 when compared to the same periods in 2020 reflecting $6.2 million of professional fees incurred in the second quarter of 2021 related to the First Midwest merger, partially offset by consulting fees incurred in 2020 related to the ONB Way.
FDIC assessment decreased $0.8 million for the three and six months ended June 30, 2021 when compared to the same periods in 2020 due to decreased rates.
Amortization of intangibles decreased $0.7 million for the three months ended June 30, 2021 and $1.4 million for the six months ended June 30, 2021 when compared to the same periods in 2020 primarily due to lower amortization of core deposit intangibles.
Amortization of tax credit investments increased $1.5 million for the three months ended June 30, 2021 when compared to the three months ended June 30, 2020. Amortization of tax credit investments decreased $2.8 million for the six months ended June 30, 2021 when compared to the six months ended June 30, 2020. The recognition of tax credit amortization expense is contingent upon the successful completion of the rehabilitation of a historic building or completion of a solar project within the reporting period. Many factors including weather, labor availability, building regulations, inspections, and other unexpected construction delays related to a rehabilitation project can cause a project to exceed its estimated completion date.  See Note 12 to the consolidated financial statements for additional information on our tax credit investments.
Other expense decreased $5.5 million for the three months ended June 30, 2021 and $29.2 million for the six months ended June 30, 2021 when compared to the same periods in 2020 primarily due to lease termination charges and impairments on long-lived assets related to branch consolidations that were part of the ONB Way strategic initiative totaling $3.9 million in the three months ended June 30, 2020 and $24.6 million in the six months ended June 30, 2020. The decrease in other expense for the three and six months ended June 30, 2021 when compared to the same periods in 2020 also reflected favorable variances in provision for credit losses on unfunded loan commitments totaling $2.0 million and $5.1 million, respectively.
Provision for Income Taxes
We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes.  The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by a tax benefit from our tax credit investments and interest on tax-exempt securities and loans.  The provision for income taxes, as a percentage of pre-tax income, was 18.2% for the three months ended June 30, 2021, compared to 15.9% for the three months ended June 30, 2020.  The provision for income taxes, as a percentage of pre-tax income, was 17.4% for the six months ended June 30, 2021, compared to 14.6% for the six months ended June 30, 2020.  In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at June 30, 2021 based on the current estimate of the effective annual rate.  The higher effective tax rate during the three and six months ended June 30, 2021 when compared to the same periods in 2020 was primarily the result of increases in pre-tax book income.  See Note 18 to the consolidated financial statements for additional information.
FINANCIAL CONDITION
Overview
At June 30, 2021, our assets were $23.676 billion, a $715.0 million increase compared to assets of $22.961 billion at December 31, 2020.  The increase was primarily due to higher investment securities.
We have observed signs of an economic recovery in the United States, with jobs, consumer spending, manufacturing, and other indicators rebounding from their weakest levels. However, there have been concerns about the emergence of communicable strains of the virus and whether enough people will agree to be vaccinated. Economic uncertainty remains and bouts of elevated volatility are expected to continue.
Earning Assets
Our earning assets are comprised of investment securities, portfolio loans, loans held for sale, money market investments, interest earning accounts with the Federal Reserve, and equity securities.  Earning assets were $21.085 billion at June 30, 2021, a $771.2 million increase compared to earning assets of $20.313 billion at December 31, 2020.
Investment Securities
We classify substantially all of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements.
Equity securities are recorded at fair value and totaled $2.5 million at June 30, 2021 and December 31, 2020.
At June 30, 2021, the investment securities portfolio, including equity securities, was $6.947 billion compared to $6.142 billion at December 31, 2020, an increase of $804.9 million.  Investment securities represented 33% of earning assets at June 30, 2021, compared to 30% at December 31, 2020.  Stronger commercial loan demand in the future could result in management’s decision to reduce the securities portfolio.  At June 30, 2021, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.
The investment securities available-for-sale portfolio had net unrealized gains of $74.3 million at June 30, 2021, compared to net unrealized gains of $186.3 million at December 31, 2020.  Net unrealized gains decreased from December 31, 2020 to June 30, 2021 reflecting lower net unrealized gains on mortgage-backed, U.S. government-sponsored entities and agencies, and tax exempt municipal securities due to an increase in long-term interest rates.
The investment portfolio had an effective duration of 4.26 at June 30, 2021, compared to 4.08 at December 31, 2020.  Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates.  Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage.  The annualized average yields on investment securities, on a taxable equivalent basis, were 2.10% for the three months ended June 30, 2021 and 2.16% for the six months ended June 30, 2021, compared to 2.63% for the three months ended June 30, 2020 and 2.67% for the six months ended June 30, 2020.
Loans Held for Sale
Mortgage loans held for immediate sale in the secondary market were $50.1 million at June 30, 2021, compared to $63.3 million at December 31, 2020.  Certain mortgage loans are committed for sale at or prior to origination at a contracted price to an outside investor.  Other mortgage loans held for immediate sale are hedged with TBA forward agreements and committed for sale when they are ready for delivery and remain on the Company’s balance sheet for a short period of time (typically 30 to 60 days).  These loans are sold without recourse, beyond customary representations and warranties, and Old National has not experienced material losses arising from these sales.  Mortgage originations are subject to volatility due to interest rates and home sales, among other factors.

We have elected the fair value option prospectively for residential loans held for sale.  The aggregate fair value exceeded the unpaid principal balance by $1.9 million at June 30, 2021, compared to $3.5 million at December 31, 2020.
Commercial and Commercial Real Estate Loans
Commercial and commercial real estate loans are the largest classification within earning assets, representing 47% of earning assets at June 30, 2021, compared to 49% at December 31, 2020.  At June 30, 2021, commercial and commercial real estate loans were $9.990 billion, an increase of $87.3 million compared to December 31, 2020 driven by strong production in the first half of 2021, partially offset by a decline in PPP loans. As of June 30, 2021, total PPP loans were $721.1 million, compared to $943.0 million at December 31, 2020.
The following table provides detail on commercial loans by industry classification (as defined by the North American Industry Classification System) and by loan size.

	June 30, 2021			December 31, 2020
(dollars in thousands)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By Industry:
Manufacturing	$645,657	$1,099,621	$8,377	$586,074	$1,019,149	$11,036
Construction	438,631	879,062	1,613	462,140	903,604	1,036
Health care and social assistance	446,025	613,734	564	412,807	604,493	691
Public administration	280,769	402,403	—	299,748	371,846	—
Wholesale trade	243,148	498,670	2,036	241,432	483,253	3,647
Educational services	228,046	337,547	—	245,896	418,277	1,428
Other services	173,921	281,666	2,438	194,822	307,205	2,363
Professional, scientific, and technical services	152,542	277,736	462	182,228	320,983	864
Finance and insurance	165,634	228,940	52	186,079	246,551	57
Retail trade	139,807	304,331	1,261	151,869	329,160	1,788
Real estate rental and leasing	167,644	346,034	682	169,935	356,169	759
Transportation and warehousing	137,211	208,591	2,991	139,398	216,495	1,397
Administrative and support and waste management and remediation services	104,386	164,911	—	119,220	173,538	383
Agriculture, forestry, fishing, and hunting	110,123	177,522	386	145,624	192,602	358
Accommodation and food services	127,002	146,164	3,779	105,560	118,497	3,239
Utilities	40,699	93,275	—	88,607	98,996	—
Arts, entertainment, and recreation	85,155	120,986	2,229	82,305	111,729	2,590
Information	60,161	93,651	2,065	61,883	95,774	2,286
Mining	41,161	68,867	13	57,142	77,067	19
Management of companies and enterprises	8,163	13,725	—	13,605	28,276	—
Other	7,058	7,116	—	10,048	10,086	—
Total	$3,802,943	$6,364,552	$28,948	$3,956,422	$6,483,750	$33,941

By Loan Size:
Less than $200,000	11%	8%	9%	11%	8%	10%
$200,000 to $1,000,000	20	18	40	20	18	40
$1,000,000 to $5,000,000	30	30	51	34	32	50
$5,000,000 to $10,000,000	14	15	—	15	15	—
$10,000,000 to $25,000,000	17	17	—	14	16	—
Greater than $25,000,000	8	12	—	6	11	—
Total	100%	100%	100%	100%	100%	100%

The following table provides detail on commercial real estate loans classified by property type.

	June 30, 2021
(dollars in thousands)	Outstanding	%
By Property Type:
Multifamily	$1,868,550	30%
Retail	1,015,174	17
Office	1,003,275	16
Warehouse / Industrial	833,551	14
Single family	334,208	5
Other (1)	1,132,560	18
Total	$6,187,318	100%
(1)    Other includes construction and land development properties, senior housing properties, religion properties, and mixed use properties.
Residential Real Estate Loans
At June 30, 2021, residential real estate loans held in our loan portfolio were $2.215 billion, a decrease of $33.4 million compared to December 31, 2020.  Future increases in interest rates could result in a decline in the level of refinancings and new originations of residential real estate loans.
Consumer Loans
Consumer loans, including automobile loans and personal and home equity loans and lines of credit, decreased $55.8 million at June 30, 2021 compared to December 31, 2020 due to decreases in consumer indirect loans, consumer direct loans, and home equity loans.
Funding
Total funding, comprised of deposits and wholesale borrowings, was $20.428 billion at June 30, 2021, an increase of $714.0 million from $19.714 billion at December 31, 2020.  Included in total funding were deposits of $17.869 billion at June 30, 2021, an increase of $831.5 million from $17.037 billion at December 31, 2020.  Noninterest-bearing deposits increased $509.1 million from December 31, 2020 to June 30, 2021.  Interest-bearing checking and NOW deposits decreased $55.6 million from December 31, 2020 to June 30, 2021, while savings deposits increased $280.0 million.  Money market deposits increased $218.4 million from December 31, 2020 to June 30, 2021. Time deposits decreased $120.4 million from December 31, 2020 to June 30, 2021.
We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position.  At June 30, 2021, wholesale borrowings, including federal funds purchased and interbank borrowings, securities sold under agreements to repurchase, FHLB advances, and other borrowings, totaled $2.559 billion, a decrease of $117.4 million from December 31, 2020.  Wholesale funding as a percentage of total funding was 13% at June 30, 2021 and 14% at December 31, 2020.  The decrease in wholesale funding from December 31, 2020 to June 30, 2021 was primarily due to decreases in securities sold under agreements to repurchase and FHLB advances, partially offset by an increase in other borrowings.
Capital
Shareholders’ equity totaled $2.991 billion at June 30, 2021, compared to $2.973 billion at December 31, 2020.  Old National paid cash dividends of $0.28 per share in the six months ended June 30, 2021, which reduced equity by $46.4 million. The change in unrealized gains (losses) on available-for-sale investment securities decreased equity by $86.2 million during the six months ended June 30, 2021.
Capital Adequacy
Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At June 30, 2021, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of “well-capitalized” based on the most recent regulatory definition.

Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

	Regulatory Guidelines Minimum	June 30,		December 31,
		2021	2020	2020
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	8.38%	8.12%	8.20%
Common equity Tier 1 capital to risk-adjusted total assets	7.00	11.95	11.70	11.75
Tier 1 capital to risk-adjusted total assets	8.50	11.95	11.70	11.75
Total capital to risk-adjusted total assets	10.50	12.73	12.68	12.69
Shareholders' equity to assets	N/A	12.63	12.96	12.95
Old National Bank, Old National’s bank subsidiary, maintained a strong capital position as evidenced by the following comparisons of key industry ratios.

	Regulatory Guidelines Minimum	Prompt Corrective Action "Well Capitalized" Guidelines	June 30,		December 31,
			2021	2020	2020
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	5.00%	8.65%	8.73%	8.67%
Common equity Tier 1 capital to risk-adjusted total assets	7.00	6.50	12.27	12.44	12.23
Tier 1 capital to risk-adjusted total assets	8.50	8.00	12.27	12.44	12.23
Total capital to risk-adjusted total assets	10.50	10.00	12.79	13.14	12.90
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
During the COVID-19 pandemic, we are committed and focused on the health and safety of our team members, clients, and communities. We will continue to evaluate and adjust our banking center hours and lobby usage as necessary depending on the path of the virus across our footprint. Our banking centers are still open for business and we continue to lend to qualified businesses for working capital and general business purposes, while our online banking network is continuously available for digital banking transactions.
Credit Risk
Credit risk represents the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms.  Our primary credit risks result from our investment and lending activities.
Investment Activities
We carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral.  At June 30, 2021, we had pooled trust preferred securities with a fair value of $9.4 million, or less than 1% of the available-for-sale securities portfolio.  These securities remained classified as available-for-sale and at June 30, 2021, the unrealized loss on our pooled trust preferred securities was $4.4 million. The fair value of these securities is expected to improve as we get closer to maturity, but may be adversely impacted by credit deterioration.
All of our mortgage-backed securities are backed by U.S. government-sponsored or federal agencies.  Municipal bonds, corporate bonds, and other debt securities are evaluated by reviewing the credit-worthiness of the issuer and general market conditions.  See Note 5 to the consolidated financial statements for additional details about our investment security portfolio.
Counterparty Exposure
Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation.  We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry.  Old National manages exposure to counterparty risk in connection with its derivatives transactions by generally engaging in transactions with counterparties having ratings of at least “A” by Standard & Poor’s Rating Service or “A2” by Moody’s Investors Service.  Total credit exposure is monitored by counterparty and managed within limits that management believes to be prudent. Old National’s net counterparty exposure was an asset of $227.6 million at June 30, 2021.
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
We lend to commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling, and retailing.  Old National manages concentrations of credit exposure by industry, product, geography, customer relationship, and loan size.  At June 30, 2021, our average commercial loan size was approximately $260,000 and our average commercial real estate loan size was approximately $890,000. In addition, while loans to lessors of both residential and non-residential real estate exceed 10% of total loans, no individual sub-segment category within those broader categories reaches the 10% threshold. At June 30, 2021, we had minimal exposure to foreign borrowers and no sovereign debt.  Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Kentucky, Michigan, Minnesota, and Wisconsin. We have experienced an adverse impact from COVID-19 during 2020 and during the first half of 2021; however, the depth of this crisis is ongoing and its effect is very broad-based. Management believes that trends in under-performing, criticized, and classified loans will be highly dependent on the distribution of vaccinations, as well as the length of time it will take consumers to return to their pre-pandemic spending routines.
The following table presents a summary of under-performing, criticized, and classified assets:

	June 30,		December 31,
(dollars in thousands)	2021	2020	2020
Total nonaccrual loans	$128,268	$125,546	$147,339
TDRs still accruing	14,222	16,582	17,749
Total past due loans (90 days or more and still accruing)	9	779	167
Other real estate owned	520	1,786	1,324
Total under-performing assets	$143,019	$144,693	$166,579
Classified loans (includes nonaccrual, TDRs still accruing, past due 90 days, and other problem loans)	$289,272	$318,758	$304,782
Other classified assets (1)	4,305	2,565	3,706
Criticized loans	228,264	220,300	287,192
Total criticized and classified assets	$521,841	$541,623	$595,680
Asset Quality Ratios:
Non-performing loans/total loans (2) (3)	1.03%	1.04%	1.20%
Under-performing assets/total loans and other real estate owned	1.04	1.06	1.21
Under-performing assets/total assets	0.60	0.65	0.73
Allowance/under-performing assets	76.52	88.74	78.87
Allowance/nonaccrual loans	85.32	102.27	89.17
(1)Includes one pooled trust preferred security and two insurance policies at June 30, 2021.
(2)Loans exclude loans held for sale.
(3)Non-performing loans include nonaccrual loans and TDRs still accruing.
Under-performing assets totaled $143.0 million at June 30, 2021, compared to $144.7 million at June 30, 2020 and $166.6 million at December 31, 2020.  Under-performing assets as a percentage of total loans and other real estate owned at June 30, 2021 were 1.04%, a 2 basis point improvement from 1.06% at June 30, 2020 and a 17 basis point improvement from 1.21% at December 31, 2020.
Nonaccrual loans decreased from December 31, 2020 primarily due to decreases in commercial, commercial real estate, and residential real estate nonaccrual loans.  As a percentage of nonaccrual loans, the allowance was 85.32% at June 30, 2021, compared to 102.27% at June 30, 2020 and 89.17% at December 31, 2020.
Total criticized and classified assets were $521.8 million at June 30, 2021, a decrease of $19.8 million from June 30, 2020, and a decrease of $73.8 million from December 31, 2020. Other classified assets include investment securities that fell below investment grade rating totaling $4.3 million at June 30, 2021, compared to $2.6 million at June 30, 2020 and $3.7 million at December 31, 2020.
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
At June 30, 2021, TDRs consisted of $8.3 million of commercial loans, $16.0 million of commercial real estate loans, $0.1 million of BBCC loans, $2.5 of residential real estate loans, $0.7 million of direct consumer loans, and $0.2 million of home equity loans totaling $27.8 million. TDRs included within nonaccrual loans totaled $13.6 million at June 30, 2021. At December 31, 2020, TDRs consisted of $11.1 million of commercial loans, $17.6 million of commercial real estate loans, $0.1 million of BBCC loans, $2.8 million of residential real estate loans, $0.8 million of direct consumer loans, and $0.3 million of home equity loans, totaling $32.7 million. TDRs included within nonaccrual loans totaled $14.9 million at December 31, 2020.
Old National has allocated specific reserves to customers whose loan terms have been modified as TDRs totaling $1.0 million at June 30, 2021 and $1.6 million of December 31, 2020.  At June 30, 2021, Old National had committed to lend an additional $0.9 million to customers with outstanding loans that were classified as TDRs. At December 31, 2020, Old National had not committed to lend any additional funds to customers with outstanding loans that were classified as TDRs.
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

	December 31, 2020	June 30, 2021
(dollars in thousands)	Deferrals Balance	Deferrals Balance (1)	Number of Deferrals
Commercial and commercial real estate	$53,823	$17,313	40
Residential real estate	1,855	264	4
Consumer	8,224	4,104	217
Total	$63,902	$21,681	261
(1)    Includes second deferrals between 90 and 180 days totaling $2.5 million of commercial and commercial real estate loans, $0.1 million of residential real estate loans, and $0.6 million of consumer loans.
U.S. Small Business Administration Paycheck Protection Program
Section 1102 of the CARES Act created the PPP, a program administered by the SBA to provide loans to small businesses for payroll and other basic expenses during the COVID-19 pandemic. Old National has participated in the PPP as a lender. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. Additionally, loan payments will also be deferred for the first six months of the loan term. The PPP commenced on April 3, 2020 and was available to qualified borrowers through August 8, 2020. No collateral or personal guarantees are required. Neither the government nor lenders are permitted to charge the recipients any fees. During 2020, Old National originated over 9,700 loans with balances in excess of $1.5 billion to new and existing customers through the PPP. As of June 30, 2021, we have received payment from the SBA on 8,170, or 83%, of these loans totaling $1.3 billion.
On December 27, 2020, President Trump signed into law the CAA. The CAA, among other things, extends the life of the PPP, effectively creating a second round of PPP loans for eligible businesses. Old National has participated in the CAA’s second round of PPP lending. In mid-January we opened our lending portal and began processing PPP loan applications. During the six months ended June 30, 2021, Old National originated approximately 6,200 loans totaling $583.7 million through the second round of the PPP. As of June 30, 2021, we have received payment from the SBA on 1,112, or 18%, of second round PPP loans totaling $64.1 million.

At June 30, 2021, remaining PPP loans totaled $721.1 million.

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
Allowance for Credit Losses on Loans and Unfunded Commitments
Net recoveries on loans totaled $0.3 million for the three months ended June 30, 2021, compared to $0.5 million of net charge-offs for the three months ended June 30, 2020. Annualized, net charge-offs (recoveries) to average loans were (0.01)% for the three months ended June 30, 2021, compared to 0.02% for the three months ended June 30, 2020. Net recoveries on loans totaled $0.3 million for the six months ended June 30, 2021, compared to $7.1 million of net charge-offs for the six months ended June 30, 2020. Annualized, net charge-offs (recoveries) to average loans were 0.00% for the six months ended June 30, 2021, compared to 0.11% for the six months ended June 30, 2020. Management will continue its efforts to reduce the level of non-performing loans and may consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for credit losses on loans.
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
The allowance for credit losses for loans was $109.4 million at June 30, 2021, compared to $131.4 million at December 31, 2020. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, with the adoption of CECL beginning on January 1, 2020, provision expense may become more volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.
We maintain an allowance for credit losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a drawdown on the commitment.  The allowance for credit losses on unfunded loan commitments is classified as a liability account on the balance sheet within accrued expenses and other liabilities, while the corresponding provision for these credit losses is recorded as a component of other expense. The allowance for credit losses on unfunded loan commitments totaled $10.4 million at June 30, 2021, compared to $11.7 million at December 31, 2020.
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

The following table illustrates our projected net interest income sensitivity over a two year cumulative horizon based on the asset/liability model at June 30, 2021 and 2020:

	Immediate Rate Decrease		Immediate Rate Increase
(dollars in thousands)	-50 Basis Points	Base	+100 Basis Points	+200 Basis Points	+300 Basis Points
June 30, 2021
Projected interest income:
Money market, other interest earning investments, and investment securities	$266,770	$283,033	$314,772	$339,937	$362,929
Loans	838,058	870,225	1,009,602	1,149,951	1,288,437
Total interest income	1,104,828	1,153,258	1,324,374	1,489,888	1,651,366
Projected interest expense:
Deposits	15,289	24,627	105,133	185,790	266,444
Borrowings	60,615	68,546	100,943	134,207	170,592
Total interest expense	75,904	93,173	206,076	319,997	437,036
Net interest income	$1,028,924	$1,060,085	$1,118,298	$1,169,891	$1,214,330
Change from base	$(31,161)		$58,213	$109,806	$154,245
% change from base	(2.94)%		5.49%	10.36%	14.55%

June 30, 2020
Projected interest income:
Money market, other interest earning investments, and investment securities	$263,173	$274,827	$306,795	$325,762	$339,578
Loans	871,350	899,020	1,017,761	1,138,823	1,258,638
Total interest income	1,134,523	1,173,847	1,324,556	1,464,585	1,598,216
Projected interest expense:
Deposits	29,316	39,521	121,162	202,890	284,608
Borrowings	73,519	75,797	101,468	130,230	163,376
Total interest expense	102,835	115,318	222,630	333,120	447,984
Net interest income	$1,031,688	$1,058,529	$1,101,926	$1,131,465	$1,150,232
Change from base	$(26,841)		$43,397	$72,936	$91,703
% change from base	(2.54)%		4.10%	6.89%	8.66%
Our asset sensitivity increased year over year primarily due to deposit pricing actions and changes in our hedging strategies, balance sheet mix, investment duration, and prepayment speed behavior.
A key element in the measurement and modeling of interest rate risk is the re-pricing assumptions of our transaction deposit accounts, which have no contractual maturity dates. Because the models are driven by expected behavior in various interest rate scenarios and many factors besides market interest rates affect our net interest income, we recognize that model outputs are not guarantees of actual results. For this reason, we model many different combinations of interest rates and balance sheet assumptions to understand our overall sensitivity to market interest rate changes, including shocks, ramps, yield curve flattening, yield curve steepening, as well as forecasts of likely interest rate scenarios tested. At June 30, 2021, our projected net interest income sensitivity based on the asset/liability models we utilize was within the limits of our interest rate risk policy for the scenarios tested.

We use cash flow and fair value hedges, primarily interest rate swaps, collars, and floors, to mitigate interest rate risk. Derivatives designated as hedging instruments were in a net asset position with a fair value of $13.3 million at June 30, 2021, compared to a net asset position with a fair value of $15.2 million at December 31, 2020.  See Note 19 to the consolidated financial statements for further discussion of derivative financial instruments.

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
A maturity schedule for Old National Bank’s time deposits is shown in the following table at June 30, 2021.

(dollars in thousands)
Maturity Bucket	Amount	Rate
2021	$469,563	0.29%
2022	327,524	0.45
2023	106,511	0.99
2024	50,083	1.25
2025	29,909	0.71
2026 and beyond	18,929	0.80
Total	$1,002,519	0.49%
Our ability to acquire funding at competitive prices is influenced by rating agencies’ views of our credit quality, liquidity, capital, and earnings.  Moody’s Investors Service places us in an investment grade that indicates a low risk of default.  For both Old National and Old National Bank:
•Moody’s Investors Service affirmed the Long-Term Rating of “A3” for Old National’s senior unsecured/issuer rating on February 17, 2021.
•Moody’s Investors Service affirmed Old National Bank’s long-term deposit rating of “Aa3” on February 17, 2021.  The bank’s short-term deposit rating was affirmed at “P-1” and the bank’s issuer rating was affirmed at “A3.”
Moody’s Investors Service concluded a rating review of Old National Bank on February 17, 2021. The rating outlook from Moody’s Investors Service was moved from “Stable” to “Ratings Under Review” on June 2, 2021 due to the merger announced June 1, 2021.
The credit ratings of Old National and Old National Bank at June 30, 2021 are shown in the following table.

Moody's Investors Service
	Long-term	Short-term
Old National	A3	N/A
Old National Bank	Aa3	P-1

Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well.  At June 30, 2021, Old National and its subsidiaries had the following availability of liquid funds and borrowings:

(dollars in thousands)	Parent Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$99,185	$391,946
Unencumbered government-issued debt securities	—	3,116,059
Unencumbered investment grade municipal securities	—	972,511
Unencumbered corporate securities	—	157,084
Availability of borrowings:
Amount available from Federal Reserve discount window*	—	452,008
Amount available from Federal Home Loan Bank Indianapolis*	—	221,836
Total available funds	$99,185	$5,311,444
* Based on collateral pledged
Old National Bancorp has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows, and funds used for acquisitions.  Old National Bancorp can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit, and through the issuance of debt securities.  Additionally, Old National Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt and equity markets.  At June 30, 2021, Old National Bancorp’s other borrowings outstanding were $213.4 million. Management believes the Company has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
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

OFF-BALANCE SHEET ARRANGEMENTS
Off-balance sheet arrangements include commitments to extend credit and financial guarantees.  Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers.  Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $4.151 billion and standby letters of credit of $72.0 million at June 30, 2021.  At June 30, 2021, approximately $3.901 billion of the loan commitments had fixed rates and $250.4 million had floating rates, with the floating rates ranging from 0% to 14%.  At December 31, 2020, loan commitments were $3.720 billion and standby letters of credit were $86.9 million.  The term of these off-balance sheet arrangements is typically one year or less.
Old National is a party in risk participation transactions of interest rate swaps, which had total notional amount of $74.8 million at June 30, 2021.
CONTRACTUAL OBLIGATIONS
The following table presents our significant fixed and determinable contractual obligations at June 30, 2021:

	Payments Due In
(dollars in thousands)	One Year or Less (1)	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without stated maturity	$16,866,392	$—	$—	$—	$16,866,392
IRAs, consumer, and brokered certificates of deposit	469,563	434,035	79,992	18,929	1,002,519
Federal funds purchased and interbank borrowings	1,523	—	—	—	1,523
Securities sold under agreements to repurchase	396,129	—	—	—	396,129
FHLB advances	—	29,155	575,000	1,286,988	1,891,143
Other borrowings	1,006	4,192	179,400	85,720	270,318
Fixed interest payments (2)	17,360	66,670	54,569	62,683	201,282
Operating leases	7,066	22,786	16,885	50,549	97,286
Other long-term liabilities (3)	19,857	14,067	157	22	34,103
(1)For the remaining six months of fiscal 2021.
(2)Our senior notes, subordinated notes, certain trust preferred securities, and certain FHLB advances have fixed rates ranging from 0.45% to 4.96%.  All of our other long-term debt is at LIBOR based variable rates at June 30, 2021.  The projected variable interest assumes no increase in LIBOR rates from June 30, 2021.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
04/01/21 - 04/30/21	446	$19.42	—	$100,000,000
05/01/21 - 05/31/21	23,015	$18.90	—	$100,000,000
06/01/21 - 06/30/21	267	$18.73	—	$100,000,000
Total	23,728	$18.91	—	$100,000,000
(1)Reflects the repurchase of shares associated with employee share-based incentive programs. No shares were purchased under the program referred to in note 2 to this table during the second quarter of 2021.
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

2.1
Agreement and Plan of Merger dated as of May 30, 2021 by and between Old National and First Midwest Bancorp, Inc. (the schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2021).

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

10.1
Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Appendix II of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 8, 2021).

10.2
Amendment of the Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Appendix I of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 8, 2021).

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

101
The following materials from Old National’s Form 10-Q Report for the quarterly period ended June 30, 2021, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from Old National’s Form 10-Q Report for the quarterly period ended June 30, 2021, formatted in inline XBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD NATIONAL BANCORP
(Registrant)

By:	/s/ Brendon B. Falconer
Brendon B. Falconer
Senior Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

Date: August 4, 2021