Form 10-Q
period 2021-09-30
OLD NATIONAL BANCORP /IN/
filed 2021-10-27
CIK 707179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock.  The registrant has one class of common stock (no par value) with 165,814,000 shares outstanding at September 30, 2021.

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
SEC:  Securities and Exchange Commission
TBA:  to be announced
TDR:  troubled debt restructuring

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS

(dollars and shares in thousands, except per share data)	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Cash and due from banks	$180,583	$268,208
Money market and other interest-earning investments	616,875	321,504
Total cash and cash equivalents	797,458	589,712
Equity securities, at fair value	12,427	2,547
Investment securities - available-for-sale, at fair value:
U.S. Treasury	240,577	10,208
U.S. government-sponsored entities and agencies	1,562,696	841,988
Mortgage-backed securities	3,354,701	3,339,098
States and political subdivisions	1,609,283	1,492,162
Other securities	260,693	286,659
Total investment securities - available-for-sale	7,027,950	5,970,115
Federal Home Loan Bank/Federal Reserve Bank stock, at cost	169,383	169,433
Loans held for sale, at fair value	51,306	63,250
Loans:
Commercial	3,505,183	3,956,422
Commercial real estate	6,290,632	5,946,512
Residential real estate	2,224,782	2,248,422
Consumer credit, net of unearned income	1,564,231	1,635,123
Total loans	13,584,828	13,786,479
Allowance for credit losses	(107,868)	(131,388)
Net loans	13,476,960	13,655,091
Premises and equipment, net	476,036	464,408
Operating lease right-of-use assets	69,912	76,197
Accrued interest receivable	74,038	85,306
Goodwill	1,036,994	1,036,994
Other intangible assets	37,251	46,014
Company-owned life insurance	461,310	456,110
Other assets	327,708	345,445
Total assets	$24,018,733	$22,960,622
Liabilities
Deposits:
Noninterest-bearing demand	$6,440,526	$5,633,672
Interest-bearing:
Checking and NOW	4,956,012	4,977,046
Savings	3,708,807	3,395,747
Money market	2,097,967	1,908,118
Time deposits	992,837	1,122,870
Total deposits	18,196,149	17,037,453
Federal funds purchased and interbank borrowings	34	1,166
Securities sold under agreements to repurchase	375,247	431,166
Federal Home Loan Bank advances	1,890,054	1,991,435
Other borrowings	270,968	252,787
Operating lease liabilities	76,771	86,598
Accrued expenses and other liabilities	173,618	187,361
Total liabilities	20,982,841	19,987,966
Shareholders' Equity
Preferred stock, 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $1.00 per share stated value, 300,000 shares authorized, 165,814 and 165,367 shares issued and outstanding, respectively	165,814	165,367
Capital surplus	1,878,106	1,875,626
Retained earnings	935,162	783,892
Accumulated other comprehensive income (loss), net of tax	56,810	147,771
Total shareholders' equity	3,035,892	2,972,656
Total liabilities and shareholders' equity	$24,018,733	$22,960,622
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars and shares in thousands, except per share data)	2021	2020	2021	2020
Interest Income
Loans including fees:
Taxable	$124,488	$124,261	$370,594	$377,725
Nontaxable	3,119	3,312	9,647	10,390
Investment securities:
Taxable	24,773	23,839	73,305	76,593
Nontaxable	9,469	8,615	27,862	24,909
Money market and other interest-earning investments	177	59	313	442
Total interest income	162,026	160,086	481,721	490,059
Interest Expense
Deposits	2,578	5,297	8,469	24,393
Federal funds purchased and interbank borrowings	—	12	—	1,296
Securities sold under agreements to repurchase	90	160	305	729
Federal Home Loan Bank advances	5,326	6,709	15,953	21,321
Other borrowings	2,460	2,335	7,375	7,305
Total interest expense	10,454	14,513	32,102	55,044
Net interest income	151,572	145,573	449,619	435,015
Provision for credit losses	(4,613)	—	(26,898)	39,495
Net interest income after provision for credit losses	156,185	145,573	476,517	395,520
Noninterest Income
Wealth management fees	10,134	9,239	30,576	27,547
Service charges on deposit accounts	8,926	8,698	25,564	26,357
Debit card and ATM fees	4,942	5,276	15,668	15,106
Mortgage banking revenue	10,870	18,110	35,222	46,542
Investment product fees	6,475	5,351	18,381	16,070
Capital markets income	6,017	5,428	15,603	15,935
Company-owned life insurance	2,355	2,830	7,852	8,878
Debt securities gains (losses), net	1,207	4,921	3,892	10,606
Other income	3,589	4,906	9,977	13,681
Total noninterest income	54,515	64,759	162,735	180,722
Noninterest Expense
Salaries and employee benefits	71,005	69,860	211,762	215,589
Occupancy	12,757	13,930	41,683	42,308
Equipment	3,756	3,754	12,231	12,912
Marketing	3,267	2,140	7,961	7,632
Data processing	11,508	9,628	35,558	28,724
Communication	2,372	2,241	7,661	7,335
Professional fees	3,416	3,083	14,668	10,921
FDIC assessment	1,628	1,319	4,461	4,942
Amortization of intangibles	2,779	3,459	8,763	10,847
Amortization of tax credit investments	1,736	3,115	4,751	8,917
Other expense	7,050	7,705	19,133	48,972
Total noninterest expense	121,274	120,234	368,632	399,099
Income before income taxes	89,426	90,098	270,620	177,143
Income tax expense	17,680	12,154	49,270	24,854
Net income	$71,746	$77,944	$221,350	$152,289
Net income per common share - basic	$0.43	$0.47	$1.34	$0.92
Net income per common share - diluted	0.43	0.47	1.33	0.92
Weighted average number of common shares outstanding - basic	165,258	164,773	165,144	165,748
Weighted average number of common shares outstanding - diluted	165,939	165,419	165,862	166,370
Dividends per common share	$0.14	$0.14	$0.42	$0.42
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Net income	$71,746	$77,944	$221,350	$152,289

Other comprehensive income (loss):

Change in debt securities available-for-sale:
Unrealized holding gains (losses) for the period	(3,595)	6,599	(112,927)	126,281
Reclassification adjustment for securities (gains) losses realized in income	(1,207)	(4,921)	(3,892)	(10,606)
Income tax effect	627	(281)	26,404	(25,598)
Unrealized gains (losses) on available-for-sale debt securities	(4,175)	1,397	(90,415)	90,077

Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	(164)	(11)	2,612	7,546
Reclassification adjustment for (gains) losses realized in net income	(1,578)	(1,550)	(3,483)	(3,651)
Income tax effect	428	384	214	(957)
Changes from cash flow hedges	(1,314)	(1,177)	(657)	2,938

Defined benefit pension plans:
Amortization of net loss recognized in income	49	28	147	82
Income tax effect	(12)	(7)	(36)	(20)
Changes from defined benefit pension plans	37	21	111	62
Other comprehensive income (loss), net of tax	(5,452)	241	(90,961)	93,077
Comprehensive income	$66,294	$78,185	$130,389	$245,366
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

(dollars in thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2019	$169,616	$1,944,445	$682,185	$56,207	$2,852,453
Cumulative effect of change in accounting principles	—	—	(31,150)	—	(31,150)
Balance, January 1, 2020	169,616	1,944,445	651,035	56,207	2,821,303
Net income	—	—	22,640	—	22,640
Other comprehensive income (loss)	—	—	—	81,950	81,950
Dividends - common stock ($0.14 per share)	—	—	(23,535)	—	(23,535)
Common stock issued	9	142	—	—	151
Common stock repurchased	(5,076)	(76,746)	—	—	(81,822)
Share-based compensation expense	—	2,748	—	—	2,748
Stock activity under incentive compensation plans	560	(329)	(231)	—	—
Balance, March 31, 2020	165,109	1,870,260	649,909	138,157	2,823,435
Net income	—	—	51,705	—	51,705
Other comprehensive income (loss)	—	—	—	10,886	10,886
Dividends - common stock ($0.14 per share)	—	—	(23,113)	—	(23,113)
Common stock issued	11	134	—	—	145
Common stock repurchased	(34)	(439)	—	—	(473)
Share-based compensation expense	—	1,480	—	—	1,480
Stock activity under incentive compensation plans	7	306	(123)	—	190
Balance, June 30, 2020	165,093	1,871,741	678,378	149,043	2,864,255
Net income	—	—	77,944	—	77,944
Other comprehensive income (loss)	—	—	—	241	241
Dividends - common stock ($0.14 per share)	—	—	(23,147)	—	(23,147)
Common stock issued	11	125	—	—	136
Common stock repurchased	(2)	(12)	—	—	(14)
Share-based compensation expense	—	1,734	—	—	1,734
Stock activity under incentive compensation plans	231	(105)	(126)	—	—
Balance, September 30, 2020	$165,333	$1,873,483	$733,049	$149,284	$2,921,149

Balance, December 31, 2020	$165,367	$1,875,626	$783,892	$147,771	$2,972,656
Net income	—	—	86,818	—	86,818
Other comprehensive income (loss)	—	—	—	(55,862)	(55,862)
Dividends - common stock ($0.14 per share)	—	—	(23,195)	—	(23,195)
Common stock issued	9	130	—	—	139
Common stock repurchased	(160)	(2,696)	—	—	(2,856)
Share-based compensation expense	—	1,747	—	—	1,747
Stock activity under incentive compensation plans	460	(235)	(225)	—	—
Balance, March 31, 2021	165,676	1,874,572	847,290	91,909	2,979,447
Net income	—	—	62,786	—	62,786
Other comprehensive income (loss)	—	—	—	(29,647)	(29,647)
Dividends - common stock ($0.14 per share)	—	—	(23,202)	—	(23,202)
Common stock issued	7	136	—	—	143
Common stock repurchased	(24)	(425)	—	—	(449)
Share-based compensation expense	—	1,816	—	—	1,816
Stock activity under incentive compensation plans	73	273	(122)	—	224
Balance, June 30, 2021	165,732	1,876,372	886,752	62,262	2,991,118
Net income	—	—	71,746	—	71,746
Other comprehensive income (loss)	—	—	—	(5,452)	(5,452)
Dividends - common stock ($0.14 per share)	—	—	(23,214)	—	(23,214)
Common stock issued	9	138	—	—	147
Common stock repurchased	(23)	(385)	—	—	(408)
Share-based compensation expense	—	1,955	—	—	1,955
Stock activity under incentive compensation plans	96	26	(122)	—	—
Balance, September 30, 2021	$165,814	$1,878,106	$935,162	$56,810	$3,035,892
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020
Cash Flows From Operating Activities
Net income	$221,350	$152,289
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	20,585	21,807
Amortization of other intangible assets	8,763	10,847
Amortization of tax credit investments	4,751	8,917
Net premium amortization on investment securities	11,793	14,664
Accretion income related to acquired loans	(12,818)	(17,883)
Share-based compensation expense	5,518	5,962
Provision for credit losses	(26,898)	39,495
Debt securities (gains) losses, net	(3,892)	(10,606)
Net (gains) losses on sales of loans and other assets	(27,433)	(8,636)
Increase in cash surrender value of company-owned life insurance	(7,852)	(8,878)
Residential real estate loans originated for sale	(929,943)	(1,114,932)
Proceeds from sales of residential real estate loans	967,573	1,099,258
(Increase) decrease in interest receivable	11,268	2,071
(Increase) decrease in other assets	46,203	(96,468)
Increase (decrease) in accrued expenses and other liabilities	(24,295)	764
Net cash flows provided by (used in) operating activities	264,673	98,671
Cash Flows From Investing Activities
Purchases of investment securities available-for-sale	(2,550,248)	(1,859,755)
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	—	(10,025)
Purchases of equity securities	(10,000)	—
Proceeds from maturities, prepayments, and calls of investment securities available-for-sale	1,174,037	1,475,609
Proceeds from sales of investment securities available-for-sale	189,091	296,075
Proceeds from sales of Federal Home Loan Bank/Federal Reserve Bank stock	50	4,672
Proceeds from sales of equity securities	437	39,218
Loan originations and payments, net	217,847	(1,756,697)
Proceeds from company-owned life insurance death benefits	2,652	1,870
Proceeds from sales of premises and equipment and other assets	16,741	7,014
Purchases of premises and equipment and other assets	(40,774)	(26,865)
Net cash flows provided by (used in) investing activities	(1,000,167)	(1,828,884)
Cash Flows From Financing Activities
Net increase (decrease) in:
Deposits	1,158,696	1,953,097
Federal funds purchased and interbank borrowings	(1,132)	(349,155)
Securities sold under agreements to repurchase	(55,919)	71,359
Other borrowings	11,651	(429)
Payments for maturities of Federal Home Loan Bank advances	(145,005)	(550,004)
Payments for modification of Federal Home Loan Bank advances	(2,156)	(13,570)
Proceeds from Federal Home Loan Bank advances	50,000	825,000
Cash dividends paid on common stock	(69,611)	(69,795)
Common stock repurchased	(3,713)	(82,309)
Common stock issued	429	432
Net cash flows provided by (used in) financing activities	943,240	1,784,626
Net increase (decrease) in cash and cash equivalents	207,746	54,413
Cash and cash equivalents at beginning of period	589,712	276,337
Cash and cash equivalents at end of period	$797,458	$330,750
Supplemental cash flow information:
Total interest paid	$33,910	$59,037
Total taxes paid (net of refunds)	$15,476	$15,836
Investment securities purchased but not settled	$594	$50,317
Operating lease right-of-use assets obtained in exchange for lease obligations	$(1,190)	$(1,133)
Finance lease right-of-use assets obtained in exchange for lease obligations	$6,367	$5,225
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.  Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of September 30, 2021 and December 31, 2020, and the results of its operations for the three and nine months ended September 30, 2021 and 2020.  Interim results do not necessarily represent annual results.  These financial statements should be read in conjunction with Old National’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
Old National believes the adoption of this guidance on activities subsequent to September 30, 2021 through December 31, 2022 will not have a material impact on the consolidated financial statements.
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
FASB ASC 842 – In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments, to amend the lease classification requirements for lessors to align them with practice under ASC Topic 840. Lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if both of the following criteria are met: (1) The lease would have been classified as a sales-type lease or a direct financing lease in accordance with the classification criteria in ASC paragraphs 842-10-25-2 through 25-3; and (2) The lessor would have otherwise recognized a day-one loss. When a lease is classified as operating, the lessor does not recognize a net investment in the lease, does not derecognize the underlying asset, and, therefore, does not recognize a selling profit or loss. The amendments in this update are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted. Old National is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.
FASB ASC 205, 942, and 946 – In August 2021, the FASB issued ASU 2021-06, Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. This ASU incorporates recent SEC rule changes into the FASB Codification, including SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical

Disclosures for Bank and Savings and Loan Registrants. The amendments in this update are effective upon addition to the FASB Codification and will not have a material impact on the consolidated financial statements.
NOTE 3 – ACQUISITION ACTIVITY
Pending Acquisition
First Midwest Bancorp, Inc.
On May 30, 2021, Old National entered into a definitive merger agreement with First Midwest to combine in an all-stock merger of equals transaction. Under the terms of the merger agreement, which has been unanimously approved by the Boards of Directors of both companies, First Midwest stockholders will receive 1.1336 shares of Old National common stock for each share of First Midwest common stock they own. Holders of First Midwest Common Stock will receive cash in lieu of fractional shares. Each share of 7.000% fixed-rate non-cumulative perpetual preferred stock, Series A, no par value, and each share of 7.000% fixed-rate non-cumulative perpetual preferred stock, Series C, no par value, of First Midwest will be converted into the right to receive one share of a newly created series of preferred stock of Old National having terms that are not materially less favorable than the First Midwest preferred stock. Following completion of the transaction, former First Midwest stockholders are expected to collectively represent approximately 44% of the combined company. The new organization will operate under the Old National Bancorp and Old National Bank names, with headquarters and the main office located in Evansville, Indiana and commercial and consumer banking operations headquartered in Chicago, Illinois. Based on Old National’s September 30, 2021 closing price of $16.95 per share, this represents a total transaction value of approximately $2.210 billion. The transaction value is likely to change until closing due to fluctuations in the price of Old National common stock and is also subject to adjustment under certain circumstances as provided in the merger agreement. During the third quarter of 2021, we received approval of the merger from the OCC and the shareholders of Old National and First Midwest. The transaction is expected to be completed as soon as practical after we receive Federal Reserve approval.
Transaction costs totaling $7.9 million associated with the merger have been expensed through September 30, 2021 and additional transaction and integration costs will be expensed in future periods as incurred.
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
The following table reconciles basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars and shares in thousands, except per share data)	2021	2020	2021	2020
Basic Net Income Per Share
Net income	$71,746	$77,944	$221,350	$152,289
Weighted average common shares outstanding	165,258	164,773	165,144	165,748
Basic Net Income Per Share	$0.43	$0.47	$1.34	$0.92

Diluted Net Income Per Share
Net income	$71,746	$77,944	$221,350	$152,289
Weighted average common shares outstanding	165,258	164,773	165,144	165,748
Effect of dilutive securities:
Restricted stock	660	611	696	586
Stock options and appreciation rights	21	35	22	36
Weighted average shares outstanding	165,939	165,419	165,862	166,370
Diluted Net Income Per Share	$0.43	$0.47	$1.33	$0.92

NOTE 5 – INVESTMENT SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio and the corresponding amounts of unrealized gains, unrealized losses, and basis adjustments recognized in accumulated other comprehensive income (loss):

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Basis Adjustments (1)	Fair Value
September 30, 2021
Available-for-Sale
U.S. Treasury	$237,345	$—	$(898)	$4,130	$240,577
U.S. government-sponsored entities and agencies	1,582,406	16,714	(26,168)	(10,256)	1,562,696
Mortgage-backed securities - Agency	3,349,118	44,243	(38,660)	—	3,354,701
States and political subdivisions	1,540,053	72,248	(3,018)	—	1,609,283
Pooled trust preferred securities	13,751	—	(4,384)	—	9,367
Other securities	241,893	9,982	(549)	—	251,326
Total available-for-sale securities	$6,964,566	$143,187	$(73,677)	$(6,126)	$7,027,950

December 31, 2020
Available-for-Sale
U.S. Treasury	$9,909	$299	$—	$—	$10,208
U.S. government-sponsored entities and agencies	841,133	5,744	(3,921)	(968)	841,988
Mortgage-backed securities - Agency	3,249,002	91,086	(990)	—	3,339,098
States and political subdivisions	1,405,868	86,325	(31)	—	1,492,162
Pooled trust preferred securities	13,763	—	(5,850)	—	7,913
Other securities	265,079	14,260	(593)	—	278,746
Total available-for-sale securities	$5,784,754	$197,714	$(11,385)	$(968)	$5,970,115
(1)    Basis adjustments represent the cumulative fair value adjustments included in the carrying amounts of fixed-rate investment securities assets in fair value hedging arrangements.
Proceeds from sales or calls of available-for-sale investment securities and the resulting realized gains and realized losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Proceeds from sales of available-for-sale debt securities	$121,376	$39,637	$189,091	$296,075
Proceeds from calls of available-for-sale debt securities	54,966	82,410	111,961	388,145
Total	$176,342	$122,047	$301,052	$684,220

Realized gains on sales of available-for-sale debt securities	$1,093	$4,942	$3,829	$11,082
Realized gains on calls of available-for-sale debt securities	119	10	180	50
Realized losses on sales of available-for-sale debt securities	—	(30)	(85)	(500)
Realized losses on calls of available-for-sale debt securities	(5)	(1)	(32)	(26)
Debt securities gains (losses), net	$1,207	$4,921	$3,892	$10,606

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

	September 30, 2021
(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Maturity
Available-for-Sale
Within one year	$148,758	$150,704	2.56%
One to five years	2,625,098	2,657,122	2.01
Five to ten years	1,827,081	1,816,752	1.82
Beyond ten years	2,363,629	2,403,372	2.43
Total	$6,964,566	$7,027,950	2.11%
The following table summarizes the available-for-sale investment securities with unrealized losses for which an allowance for credit losses has not been recorded by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2021
Available-for-Sale
U.S. Treasury	$—	$—	$237,577	$(898)	$237,577	$(898)
U.S. government-sponsored entities and agencies	1,028,283	(24,465)	47,296	(1,703)	1,075,579	(26,168)
Mortgage-backed securities - Agency	1,809,662	(37,027)	54,558	(1,633)	1,864,220	(38,660)
States and political subdivisions	261,759	(2,974)	2,725	(44)	264,484	(3,018)
Pooled trust preferred securities	—	—	9,367	(4,384)	9,367	(4,384)
Other securities	28,584	(245)	26,542	(304)	55,126	(549)
Total available-for-sale	$3,128,288	$(64,711)	$378,065	$(8,966)	$3,506,353	$(73,677)

December 31, 2020
Available-for-Sale
U.S. government-sponsored entities and agencies	$355,528	$(3,921)	$—	$—	$355,528	$(3,921)
Mortgage-backed securities - Agency	275,833	(895)	3,572	(95)	279,405	(990)
States and political subdivisions	3,497	(31)	—	—	3,497	(31)
Pooled trust preferred securities	—	—	7,913	(5,850)	7,913	(5,850)
Other securities	19,404	(70)	24,871	(523)	44,275	(593)
Total available-for-sale	$654,262	$(4,917)	$36,356	$(6,468)	$690,618	$(11,385)
Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for sale debt securities that do not meet the criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale debt securities was needed at September 30, 2021 or December 31, 2020. Accrued interest receivable on available-for-sale debt securities is excluded from the estimate of credit losses and totaled $25.6 million at September 30, 2021 and $27.0 million at December 31, 2020.
The U.S. government sponsored entities and agencies and mortgage-backed securities – agency are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. Therefore, for those securities, we do not record expected credit losses.
At September 30, 2021, Old National’s securities portfolio consisted of 1,925 securities, 329 of which were in an unrealized loss position.  The unrealized losses attributable to our U.S. Treasury, U.S. government-sponsored entities and agencies, agency mortgage-backed securities, states and political subdivisions, and other securities are the result of fluctuations in interest rates.  Our pooled trust preferred securities are discussed below.  At September 30, 2021, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.
Pooled Trust Preferred Securities
At September 30, 2021, our securities portfolio contained two pooled trust preferred securities with a fair value of $9.4 million and unrealized losses of $4.4 million.  These securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows.  For the nine months ended September 30, 2021 and 2020, we did not recognize any losses on these securities.
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

(dollars in thousands)	Class	Lowest Credit Rating (1)	Amortized Cost	Fair Value	Unrealized Gain/ (Loss)	# of Issuers Currently Performing/ Remaining	Actual Deferrals and Defaults as a % of Original Collateral	Expected Defaults as a % of Remaining Performing Collateral	Excess Subordination as a % of Current Performing Collateral
September 30, 2021
Pooled trust preferred securities:
Pretsl XXVII LTD	B	BB	$4,197	$2,920	$(1,277)	31/40	12.3%	13.5%	40.8%
Trapeza Ser 13A	A2A	A	9,554	6,447	(3,107)	38/40	4.5%	6.2%	61.2%
			13,751	9,367	(4,384)
Single Issuer trust preferred securities:
JP Morgan Chase & Co		BBB-	4,819	4,633	(186)

Total			$18,570	$14,000	$(4,570)
(1)Lowest rating for the security provided by any nationally recognized credit rating agency.
Equity Securities
Old National’s equity securities with readily determinable fair values totaled $12.4 million at September 30, 2021 and $2.5 million at December 31, 2020.  There were gains on equity securities of $0.1 million during the three months ended September 30, 2021 and $0.3 million during the nine months ended September 30, 2021, compared to $0.5 million during the three months ended September 30, 2020 and $1.3 million during the nine months ended September 30, 2020.  Old National also has equity securities without readily determinable fair values that are included in other assets that totaled $124.8 million at September 30, 2021 and $105.8 million at December 31, 2020.  These equity securities without readily determinable fair values are illiquid investments that consist of partnerships, limited liability companies, and other ownership interests that support affordable housing, economic development, and community revitalization initiatives in low-to-moderate income neighborhoods.  There have been no impairments or adjustments on equity securities without readily determinable fair values, except for amortization of tax credit investments in the nine months ended September 30, 2021 or 2020.

NOTE 6 – LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans
Old National’s loans consist primarily of loans made to consumers and commercial clients in various industries, including manufacturing, agribusiness, transportation, mining, wholesaling, and retailing.  Most of Old National’s lending activity occurs within our principal geographic markets of Indiana, Kentucky, Michigan, Minnesota, and Wisconsin.  Old National manages concentrations of credit exposure by industry, product, geography, customer relationship, and loan size.  While loans to lessors of residential and non-residential real estate exceed 10% of total loans, no individual sub-segment category within those broader categories reaches the 10% threshold.
The loan categories used to monitor and analyze interest income and yields are different than the portfolio segments used to determine the allowance for credit losses for loans. The allowance for credit losses was calculated by pooling loans of similar credit risk characteristics and credit monitoring procedures. The four loan portfolios are classified into seven segments of loans - commercial, commercial real estate, BBCC, residential real estate, indirect, direct, and home equity. The commercial and commercial real estate loan categories shown on the balance sheet include the same pool of loans as the commercial, commercial real estate, and BBCC portfolio segments. The consumer loan category shown on the balance sheet is comprised of the same loans in the indirect, direct, and home equity portfolio segments. The composition of loans by portfolio segment as of September 30, 2021 follows:

	September 30, 2021	Segment	September 30, 2021
	Statement	Portfolio	After
(dollars in thousands)	Balance	Reclassifications	Reclassifications
Loans:
Commercial	$3,505,183	$(192,390)	$3,312,793
Commercial real estate	6,290,632	(158,297)	6,132,335
BBCC	N/A	350,687	350,687
Residential real estate	2,224,782	—	2,224,782
Consumer	1,564,231	(1,564,231)	N/A
Indirect	N/A	860,785	860,785
Direct	N/A	149,124	149,124
Home equity	N/A	554,322	554,322
Total	$13,584,828	$—	$13,584,828
The composition of loans by portfolio segment follows:

(dollars in thousands)	September 30, 2021	December 31, 2020
Commercial (1) (2)	$3,312,793	$3,757,700
Commercial real estate	6,132,335	5,774,811
BBCC	350,687	370,423
Residential real estate	2,224,782	2,248,422
Indirect	860,785	913,902
Direct	149,124	164,807
Home equity	554,322	556,414
Total loans	13,584,828	13,786,479
Allowance for credit losses	(107,868)	(131,388)
Net loans	$13,476,960	$13,655,091
(1)Includes direct finance leases of $26.0 million at September 30, 2021 and $32.3 million at December 31, 2020.
(2)Includes PPP loans of $354.9 million at September 30, 2021 and $943.0 million at December 31, 2020.
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
On December 27, 2020, President Trump signed into law the CAA. The CAA, among other things, extends the life of the PPP, effectively creating a second round of PPP loans for eligible businesses. Old National has participated in the CAA’s second round of PPP lending. In mid-January Old National opened its lending portal and began processing PPP loan applications. Old National initially focused on helping minority-owned business, women-owned business, not-for-profit entities, and existing first round PPP customers with the lending process. During the nine months ended September 30, 2021, Old National originated approximately 6,200 loans totaling $583.7 million through the second round of the PPP. Additionally, section 541 of the CAA extended the relief provided by the CARES Act for financial institutions to suspend the GAAP accounting treatment for troubled debt restructuring to January 1, 2022.
At September 30, 2021, remaining PPP loans totaled $354.9 million.
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
At 233%, Old National Bank’s commercial real estate loans as a percentage of its risk-based capital remained well below the regulatory guideline limit of 300% at September 30, 2021.
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
Allowance for Credit Losses
Loans
Credit quality within the loans held for investment portfolio is continuously monitored by management and is reflected within the allowance for credit losses for loans. The allowance for credit losses is an estimate of expected losses inherent within the Company’s loans held for investment portfolio. Credit quality is assessed and monitored by evaluating various attributes and the results of those evaluations are utilized in underwriting new loans and in our process for estimating expected credit losses. Expected credit loss inherent in non-cancelable off-balance-sheet credit exposures is accounted for as a separate liability included in other liabilities on the balance sheet. The allowance for credit losses for loans held for investment is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries. Old National has made a policy election to report accrued interest receivable as a separate line item on the balance sheet. Accrued interest receivable on loans is excluded from the estimate of credit losses and totaled $47.2 million at September 30, 2021 and $57.3 million at December 31, 2020.
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

The allowance for credit losses decreased for the nine months ended September 30, 2021 primarily due to changes in the economic forecast. The forecast scenario includes improved unemployment, gross domestic product, and house price index. In addition to the quantitative inputs, several qualitative factors were considered. These factors include the risk that unemployment and gross domestic product prove to be more severe and/or prolonged than our baseline forecast, the consumption of the vaccine is less than anticipated, the presence of communicable strains of the virus, and the slow return to full employment. The mitigating impacts of the reopening of the economy and distribution of child tax credits were also considered. Old National’s activity in the allowance for credit losses for loans by portfolio segment was as follows:

(dollars in thousands)	Balance at Beginning of Period	Impact of Adopting ASC 326	Sub-Total	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Three Months Ended September 30, 2021
Commercial	$25,731	$—	$25,731	$(354)	$106	$677	$26,160
Commercial real estate	65,469	—	65,469	(86)	3,371	(3,657)	65,097
BBCC	2,798	—	2,798	(8)	31	(259)	2,562
Residential real estate	10,419	—	10,419	(85)	79	(887)	9,526
Indirect	2,043	—	2,043	(113)	294	(363)	1,861
Direct	640	—	640	(355)	153	148	586
Home equity	2,344	—	2,344	(214)	218	(272)	2,076
Total	$109,444	$—	$109,444	$(1,215)	$4,252	$(4,613)	$107,868

Three Months Ended September 30, 2020
Commercial	$29,618	$—	$29,618	$(128)	$2,192	$(3,289)	$28,393
Commercial real estate	71,069	—	71,069	(2,709)	3,379	4,173	75,912
BBCC	6,332	—	6,332	(10)	—	15	6,337
Residential real estate	14,244	—	14,244	(321)	220	(219)	13,924
Indirect	4,453	—	4,453	(556)	587	(394)	4,090
Direct	835	—	835	(445)	187	248	825
Home equity	1,843	—	1,843	—	598	(534)	1,907
Total	$128,394	$—	$128,394	$(4,169)	$7,163	$—	$131,388

Nine Months Ended September 30, 2021
Commercial	$30,567	$—	$30,567	$(940)	$549	$(4,016)	$26,160
Commercial real estate	75,810	—	75,810	(264)	3,555	(14,004)	65,097
BBCC	6,120	—	6,120	(144)	87	(3,501)	2,562
Residential real estate	12,608	—	12,608	(305)	217	(2,994)	9,526
Indirect	3,580	—	3,580	(903)	1,395	(2,211)	1,861
Direct	855	—	855	(913)	622	22	586
Home equity	1,848	—	1,848	(296)	718	(194)	2,076
Total	$131,388	$—	$131,388	$(3,765)	$7,143	$(26,898)	$107,868

Nine Months Ended September 30, 2020
Commercial	$21,359	$7,150	$28,509	$(5,303)	$3,100	$2,087	$28,393
Commercial real estate	20,535	25,548	46,083	(5,164)	4,297	30,696	75,912
BBCC	2,279	3,702	5,981	(92)	122	326	6,337
Residential real estate	2,299	6,986	9,285	(637)	431	4,845	13,924
Indirect	5,319	(1,669)	3,650	(2,125)	1,494	1,071	4,090
Direct	1,863	(1,059)	804	(1,326)	571	776	825
Home equity	965	689	1,654	(199)	758	(306)	1,907
Total	$54,619	$41,347	$95,966	$(14,846)	$10,773	$39,495	$131,388
PPP loans were factored in the provision for credit losses for the three and nine months ended September 30, 2021; however, due to the SBA guaranty and our borrowers’ adherence to the PPP terms, the provision impact was insignificant.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Allowance for credit losses on unfunded loan commitments:
Balance at beginning of period	$10,429	$11,026	$11,689	$2,656
Impact of adopting ASC 326	—	—	—	4,549
Sub-Total	10,429	11,026	11,689	7,205
Expense (reversal of expense) for credit losses	(132)	—	(1,392)	3,821
Balance at end of period	$10,297	$11,026	$10,297	$11,026
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

The following table summarizes the amortized cost of term loans by risk category of commercial, commercial real estate, and BBCC loans by loan portfolio segment and class of loan:

	Origination Year							Revolving to Term
(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving		Total
September 30, 2021
Commercial:
Risk Rating:
Pass	$897,040	$638,945	$317,026	$125,230	$165,228	$245,618	$608,212	$164,020	$3,161,319
Criticized	11,262	8,747	2,473	—	7,964	2,901	7,784	11,533	52,664
Classified:
Substandard	8,024	16,399	12,056	11,253	6,874	5,171	7,642	4,857	72,276
Nonaccrual	1,096	3,710	1,031	2,407	4,019	—	188	7,994	20,445
Doubtful	—	148	653	1,296	181	3,811	—	—	6,089
Total	$917,422	$667,949	$333,239	$140,186	$184,266	$257,501	$623,826	$188,404	$3,312,793

Commercial real estate:
Risk Rating:
Pass	$1,058,090	$1,561,584	$902,806	$580,718	$558,072	$711,425	$22,791	$430,064	$5,825,550
Criticized	28,606	5,243	53,705	34,005	18,706	23,259	152	17,012	180,688
Classified:
Substandard	4,878	10,254	7,168	7,201	21,423	13,290	2,291	4,382	70,887
Nonaccrual	306	2,509	—	1,472	6,229	10,089	321	147	21,073
Doubtful	—	—	2,021	1,146	18,201	12,769	—	—	34,137
Total	$1,091,880	$1,579,590	$965,700	$624,542	$622,631	$770,832	$25,555	$451,605	$6,132,335

BBCC:
Risk Rating:
Pass	$59,605	$77,065	$57,928	$38,168	$27,380	$12,867	$44,982	$18,622	$336,617
Criticized	1,189	1,381	1,063	306	—	—	1,449	1,475	6,863
Classified:
Substandard	287	61	1,113	209	912	139	289	576	3,586
Nonaccrual	—	135	—	—	230	—	—	1,335	1,700
Doubtful	—	—	289	1,418	—	214	—	—	1,921
Total	$61,081	$78,642	$60,393	$40,101	$28,522	$13,220	$46,720	$22,008	$350,687

	Origination Year							Revolving to Term
(dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving		Total
December 31, 2020
Commercial:
Risk Rating:
Pass	$1,675,964	$420,736	$171,228	$227,710	$124,041	$262,538	$549,849	$148,508	$3,580,574
Criticized	23,982	9,603	15,003	9,508	3,383	5,369	10,307	2,685	79,840
Classified:
Substandard	6,501	6,369	10,077	9,836	2,774	8,441	15,344	3,049	62,391
Nonaccrual	2,600	3,754	4,701	6,951	49	4,379	778	7,013	30,225
Doubtful	—	—	1,016	2,748	296	610	—	—	4,670
Total	$1,709,047	$440,462	$202,025	$256,753	$130,543	$281,337	$576,278	$161,255	$3,757,700

Commercial real estate:
Risk Rating:
Pass	$1,537,226	$1,041,305	$749,102	$677,119	$496,086	$513,658	$28,122	$382,219	$5,424,837
Criticized	6,874	49,271	26,464	46,994	17,648	33,490	—	19,804	200,545
Classified:
Substandard	11,451	4,700	13,565	26,691	5,308	8,665	—	2,911	73,291
Nonaccrual	1,408	2,054	5,393	9,456	1,635	12,564	—	313	32,823
Doubtful	—	1,832	—	18,926	19,283	3,274	—	—	43,315
Total	$1,556,959	$1,099,162	$794,524	$779,186	$539,960	$571,651	$28,122	$405,247	$5,774,811

BBCC:
Risk Rating:
Pass	$94,828	$73,913	$49,875	$36,288	$24,946	$5,327	$52,393	$19,353	$356,923
Criticized	1,599	1,403	621	414	643	—	868	1,259	6,807
Classified:
Substandard	233	1,417	195	246	33	—	317	701	3,142
Nonaccrual	161	551	134	200	—	—	89	1,466	2,601
Doubtful	—	3	847	70	—	30	—	—	950
Total	$96,821	$77,287	$51,672	$37,218	$25,622	$5,357	$53,667	$22,779	$370,423

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

	Origination Year							Revolving to Term
(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving		Total
September 30, 2021
Residential real estate:
Risk Rating:
Performing	$476,235	$659,413	$304,715	$81,974	$119,596	$563,796	$—	$110	$2,205,839
Nonperforming	—	314	168	294	1,030	17,137	—	—	18,943
Total	$476,235	$659,727	$304,883	$82,268	$120,626	$580,933	$—	$110	$2,224,782

Indirect:
Risk Rating:
Performing	$265,815	$260,763	$169,061	$81,733	$52,028	$28,918	$—	$22	$858,340
Nonperforming	195	356	500	560	489	345	—	—	2,445
Total	$266,010	$261,119	$169,561	$82,293	$52,517	$29,263	$—	$22	$860,785

Direct:
Risk Rating:
Performing	$28,564	$19,025	$16,984	$17,674	$8,926	$18,004	$38,211	$541	$147,929
Nonperforming	4	61	129	166	137	691	3	4	1,195
Total	$28,568	$19,086	$17,113	$17,840	$9,063	$18,695	$38,214	$545	$149,124

Home equity:
Risk Rating:
Performing	$—	$—	$628	$390	$568	$436	$529,967	$18,695	$550,684
Nonperforming	—	—	—	59	96	62	193	3,228	3,638
Total	$—	$—	$628	$449	$664	$498	$530,160	$21,923	$554,322

	Origination Year							Revolving to Term
	2020	2019	2018	2017	2016	Prior	Revolving		Total
December 31, 2020
Residential real estate:
Risk Rating:
Performing	$624,435	$453,132	$132,107	$190,376	$202,457	$620,999	$—	$122	$2,223,628
Nonperforming	65	251	680	892	2,131	20,775	—	—	24,794
Total	$624,500	$453,383	$132,787	$191,268	$204,588	$641,774	$—	$122	$2,248,422

Indirect:
Risk Rating:
Performing	$352,989	$253,514	$134,893	$96,587	$52,225	$21,088	$—	$77	$911,373
Nonperforming	22	443	777	666	429	192	—	—	2,529
Total	$353,011	$253,957	$135,670	$97,253	$52,654	$21,280	$—	$77	$913,902

Direct:
Risk Rating:
Performing	$32,499	$29,189	$30,510	$16,182	$8,527	$19,465	$26,028	$1,229	$163,629
Nonperforming	22	141	171	64	247	526	4	3	1,178
Total	$32,521	$29,330	$30,681	$16,246	$8,774	$19,991	$26,032	$1,232	$164,807

Home equity:
Risk Rating:
Performing	$1	$997	$444	$891	$238	$—	$529,275	$20,314	$552,160
Nonperforming	—	37	—	—	11	116	94	3,996	4,254
Total	$1	$1,034	$444	$891	$249	$116	$529,369	$24,310	$556,414

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
The following table presents the aging of the amortized cost basis in past due loans by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Current	Total Loans
September 30, 2021
Commercial	$509	$663	$750	$1,922	$3,310,871	$3,312,793
Commercial real estate	1,401	83	14,869	16,353	6,115,982	6,132,335
BBCC	—	38	300	338	350,349	350,687
Residential	7,592	2,140	5,615	15,347	2,209,435	2,224,782
Indirect	3,160	552	462	4,174	856,611	860,785
Direct	391	175	217	783	148,341	149,124
Home equity	324	586	912	1,822	552,500	554,322
Total	$13,377	$4,237	$23,125	$40,739	$13,544,089	$13,584,828

December 31, 2020
Commercial	$2,977	$664	$2,100	$5,741	$3,751,959	$3,757,700
Commercial real estate	887	128	27,272	28,287	5,746,524	5,774,811
BBCC	894	882	61	1,837	368,586	370,423
Residential	11,639	3,296	7,666	22,601	2,225,821	2,248,422
Indirect	5,222	960	492	6,674	907,228	913,902
Direct	753	533	426	1,712	163,095	164,807
Home equity	1,075	377	1,663	3,115	553,299	556,414
Total	$23,447	$6,840	$39,680	$69,967	$13,716,512	$13,786,479
The following table presents the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing by class of loan:

	September 30, 2021			December 31, 2020
(dollars in thousands)	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing
Commercial	$26,534	$2,617	$96	$34,895	$3,394	$122
Commercial real estate	55,210	27,756	—	76,138	22,152	20
BBCC	3,621	—	—	3,551	—	—
Residential	18,943	—	—	24,794	—	—
Indirect	2,445	—	—	2,529	—	12
Direct	1,195	—	17	1,178	27	13
Home equity	3,638	—	—	4,254	45	—
Total	$111,586	$30,373	$113	$147,339	$25,618	$167
Interest income recognized on nonaccrual loans was insignificant during the three and nine months ended September 30, 2021 and 2020.

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

	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Investment Securities/Cash	Auto	Other
September 30, 2021
Commercial	$6,762	$16,299	$2,984	$95	$394
Commercial real estate	41,170	364	1,003	—	12,673
BBCC	1,884	1,579	45	113	—
Residential	18,943	—	—	—	—
Indirect	—	—	—	2,445	—
Direct	998	—	5	149	41
Home equity	3,638	—	—	—	—
Total loans	$73,395	$18,242	$4,037	$2,802	$13,108

December 31, 2020
Commercial	$8,976	$19,253	$5,379	$394	$893
Commercial real estate	60,844	472	1,137	—	13,685
BBCC	1,425	1,929	63	134	—
Residential	24,794	—	—	—	—
Indirect	—	—	—	2,529	—
Direct	901	—	2	235	29
Home equity	4,254	—	—	—	—
Total loans	$101,194	$21,654	$6,581	$3,292	$14,607
Loan Participations
Old National has loan participations, which qualify as participating interests, with other financial institutions.  At September 30, 2021, these loans totaled $1.124 billion, of which $529.7 million had been sold to other financial institutions and $594.3 million was retained by Old National.  The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.
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
When a residential or consumer loan is identified as a TDR, the loan is typically written down to its collateral value less selling costs.

The following table presents activity in TDRs:

(dollars in thousands)	Beginning Balance	(Charge-offs)/ Recoveries	(Payments)/ Disbursements	(Removals)/ Additions	Ending Balance
Three Months Ended September 30, 2021
Commercial	$8,264	$1	$(156)	$2,073	$10,182
Commercial real estate	15,970	58	(369)	—	15,659
BBCC	97	2	(10)	—	89
Residential	2,582	(7)	(108)	—	2,467
Indirect	—	1	(1)	—	—
Direct	665	—	(15)	—	650
Home equity	217	1	(10)	—	208
Total	$27,795	$56	$(669)	$2,073	$29,255

Three Months Ended September 30, 2020
Commercial	$10,598	$1,326	$(3,168)	$—	$8,756
Commercial real estate	12,706	1,993	(3,950)	5,907	16,656
BBCC	147	(52)	43	—	138
Residential	3,012	—	(171)	—	2,841
Indirect	—	2	(2)	—	—
Direct	779	(11)	(18)	—	750
Home equity	367	1	(77)	—	291
Total	$27,609	$3,259	$(7,343)	$5,907	$29,432

Nine Months Ended September 30, 2021
Commercial	$11,090	$1	$(1,810)	$901	$10,182
Commercial real estate	17,606	72	(2,019)	—	15,659
BBCC	112	8	(31)	—	89
Residential	2,824	(11)	(346)	—	2,467
Indirect	—	4	(4)	—	—
Direct	739	3	(92)	—	650
Home equity	282	2	(76)	—	208
Total	$32,653	$79	$(4,378)	$901	$29,255

Nine Months Ended September 30, 2020
Commercial	$12,412	$632	$(4,288)	$—	$8,756
Commercial real estate	14,277	741	(4,269)	5,907	16,656
BBCC	578	(22)	(418)	—	138
Residential	3,107	—	(266)	—	2,841
Indirect	—	7	(7)	—	—
Direct	983	(9)	(224)	—	750
Home equity	381	2	(92)	—	291
Total	$31,738	$1,351	$(9,564)	$5,907	$29,432
TDRs included within nonaccrual loans totaled $12.8 million at September 30, 2021 and $14.9 million at December 31, 2020.  Old National has allocated specific reserves to customers whose loan terms have been modified as TDRs totaling $0.8 million at September 30, 2021 and $1.6 million at December 31, 2020.  Old National had not committed to lend any additional funds to customers with outstanding loans that were classified as TDRs at September 30, 2021 or December 31, 2020.
The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the nine months ended September 30, 2021 and 2020 are the same except for when the loan modifications involve the forgiveness of principal.  One loan met the qualifications to be removed from TDR status for the nine months ended September 30, 2021.
The TDRs that occurred during the nine months ended September 30, 2021 and 2020 did not have a material impact on the allowance for credit losses and resulted in no charge-offs.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
TDRs for which there was a payment default within twelve months following the modification were insignificant during the nine months ended September 30, 2021 and 2020.
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
In general, once a modified loan is considered a TDR, the loan will always be considered a TDR until it is paid in full, otherwise settled, sold, or charged off.  However, guidance also permits for loans to be removed from TDR status when subsequently restructured under these circumstances: (1) at the time of the subsequent restructuring, the borrower is not experiencing financial difficulties, and this is documented by a current credit evaluation at the time of the restructuring, (2) under the terms of the subsequent restructuring agreement, the institution has granted no concession to the borrower; and (3) the subsequent restructuring agreement includes market terms that are no less favorable than those that would be offered for a comparable new loan.  For loans subsequently restructured that have cumulative principal forgiveness, the loan should continue to be measured in accordance with ASC 310-10, Receivables – Overall. However, consistent with ASC 310-40-50-2, Troubled Debt Restructurings by Creditors, Creditor Disclosure of Troubled Debt Restructurings, the loan would not be required to be reported in the years following the restructuring if the subsequent restructuring meets both of these criteria: (1) has an interest rate at the time of the subsequent restructuring that is not less than a market interest rate; and (2) is performing in compliance with its modified terms after the subsequent restructuring.
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

	December 31, 2020	September 30, 2021
(dollars in thousands)	Deferrals Balance	Deferrals Balance (1)	Number of Deferrals
Commercial and commercial real estate	$53,823	$16,641	34
Residential real estate	1,855	767	2
Consumer	8,224	2,763	151
Total	$63,902	$20,171	187
(1)    Includes second deferrals between 90 and 180 days totaling $4.2 million of commercial and commercial real estate loans, $0.1 million of residential real estate loans, and $0.4 million of consumer loans.

NOTE 7 – OTHER REAL ESTATE OWNED
Other real estate owned is included in other assets.  The following table presents activity in other real estate owned:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Balance at beginning of period	$520	$1,786	$1,324	$2,169
Additions	1,703	368	1,858	572
Sales	(280)	(843)	(1,154)	(1,267)
Impairments	—	(63)	(85)	(226)
Balance at end of period (1)	$1,943	$1,248	$1,943	$1,248
(1)Includes repossessed personal property of $0.1 million at September 30, 2021 and $0.2 million September 30, 2020.
Foreclosed residential real estate property recorded as a result of obtaining physical possession of the property included in the table above totaled $23 thousand at September 30, 2021 and $0.8 million at December 31, 2020.  Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $2.7 million at September 30, 2021 and December 31, 2020.
NOTE 8 – PREMISES AND EQUIPMENT
The composition of premises and equipment was as follows:

(dollars in thousands)	September 30, 2021	December 31, 2020
Land	$71,414	$72,600
Buildings	393,418	373,660
Furniture, fixtures, and equipment	114,632	110,735
Leasehold improvements	46,638	44,734
Total	626,102	601,729
Accumulated depreciation	(150,066)	(137,321)
Premises and equipment, net	$476,036	$464,408
Depreciation expense was $6.5 million for the three months ended September 30, 2021 and $20.6 million for the nine months ended September 30, 2021, compared to $6.8 million for the three months ended September 30, 2020 and $21.8 million for the nine months ended September 30, 2020.
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
Old National does not have any material sub-lease agreements.
The components of lease expense were as follows:

	Affected Line Item in the Statement of Income	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)		2021	2020	2021	2020
Operating lease cost	Occupancy/Equipment expense	$2,995	$3,952	$9,388	$19,786
Finance lease cost:
Amortization of right-of-use assets	Occupancy expense	593	311	1,714	733
Interest on lease liabilities	Interest expense	108	98	323	267
Sub-lease income	Occupancy expense	(142)	(129)	(420)	(378)
Total		$3,554	$4,232	$11,005	$20,408
Supplemental balance sheet information related to leases was as follows:

(dollars in thousands)	September 30, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets	$69,912	$76,197
Operating lease liabilities	76,771	86,598

Finance Leases
Premises and equipment, net	16,004	11,351
Other borrowings	16,688	11,813

Weighted-Average Remaining Lease Term (in Years)
Operating leases	10.4	10.6
Finance leases	8.0	10.3

Weighted-Average Discount Rate
Operating leases	3.39%	3.40%
Finance leases	3.06%	3.46%
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,692	$12,194
Operating cash flows from finance leases	323	267
Financing cash flows from finance leases	1,492	569

The following table presents a maturity analysis of the Company’s lease liability by lease classification at September 30, 2021:

(dollars in thousands)	Operating Leases	Finance Leases
2021	$3,464	$640
2022	13,002	2,641
2023	9,273	2,673
2024	8,219	2,683
2025	8,079	2,682
Thereafter	49,815	7,591
Total undiscounted lease payments	91,852	18,910
Amounts representing interest	(15,081)	(2,222)
Lease liability	$76,771	$16,688
Old National leases certain office space and buildings to unrelated parties in exchange for consideration.  All of these tenant leases are classified as operating leases.  The following table presents a maturity analysis of the Company’s tenant leases at September 30, 2021:

(dollars in thousands)	Tenant Leases
2021	$642
2022	2,047
2023	1,598
2024	1,420
2025	1,083
Thereafter	2,922
Total undiscounted lease payments	$9,712

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the changes in the carrying amount of goodwill:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Balance at beginning of period	$1,036,994	$1,036,994	$1,036,994	$1,036,994
Acquisitions and adjustments	—	—	—	—
Balance at end of period	$1,036,994	$1,036,994	$1,036,994	$1,036,994
Old National performed the required annual goodwill impairment test as of August 31, 2021 and there was no impairment.  No events or circumstances since the August 31, 2021 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.

The gross carrying amounts and accumulated amortization of other intangible assets were as follows:

(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
September 30, 2021
Core deposit	$92,754	$(57,684)	$35,070
Customer trust relationships	16,547	(14,366)	2,181
Total intangible assets	$109,301	$(72,050)	$37,251

December 31, 2020
Core deposit	$112,723	$(69,623)	$43,100
Customer trust relationships	16,547	(13,633)	2,914
Total intangible assets	$129,270	$(83,256)	$46,014
Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years.
Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. No impairment charges were recorded during the nine months ended September 30, 2021 or 2020.  Total amortization expense associated with intangible assets was $2.8 million for the three months ended September 30, 2021 and $8.8 million for the nine months ended September 30, 2021, compared to $3.5 million for the three months ended September 30, 2020 and $10.8 million for the nine months ended September 30, 2020.
Estimated amortization expense for future years is as follows:

(dollars in thousands)
2021 remaining	$2,573
2022	9,014
2023	7,053
2024	5,645
2025	4,509
Thereafter	8,457
Total	$37,251

NOTE 11 – LOAN SERVICING RIGHTS
Loan servicing rights are included in other assets on the balance sheet. At September 30, 2021, loan servicing rights derived from mortgage loans sold with servicing retained totaled $29.2 million, compared to $26.7 million at December 31, 2020.  Loans serviced for others are not reported as assets.  The principal balance of mortgage loans serviced for others was $3.618 billion at September 30, 2021, compared to $3.613 billion at December 31, 2020.  Custodial escrow balances maintained in connection with serviced loans were $43.8 million at September 30, 2021 and $16.2 million at December 31, 2020.

The following table summarizes the carrying values and activity related to loan servicing rights and the related valuation allowance:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Balance at beginning of period	$28,886	$26,288	$28,124	$25,399
Additions	2,671	4,446	8,842	9,849
Amortization	(2,236)	(2,885)	(7,645)	(7,399)
Balance before valuation allowance at end of period	29,321	27,849	29,321	27,849
Valuation allowance:
Balance at beginning of period	(105)	(2,253)	(1,407)	(31)
(Additions)/recoveries	5	(95)	1,307	(2,317)
Balance at end of period	(100)	(2,348)	(100)	(2,348)
Loan servicing rights, net	$29,221	$25,501	$29,221	$25,501
At September 30, 2021, the fair value of servicing rights was $31.9 million, which was determined using a discount rate of 9% and a conditional prepayment rate of 11%.  At December 31, 2020, the fair value of servicing rights was $26.8 million, which was determined using a discount rate of 9% and a conditional prepayment rate of 14%.
NOTE 12 – QUALIFIED AFFORDABLE HOUSING PROJECTS AND OTHER TAX CREDIT INVESTMENTS
Old National is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects.  These investments are included in other assets on the balance sheet, with any unfunded commitments included with other liabilities. As of September 30, 2021, Old National expects to recover its remaining investments through the use of the tax credits that are generated by the investments.
The following table summarizes Old National’s investments in qualified affordable housing projects and other tax credit investments:

(dollars in thousands)		September 30, 2021		December 31, 2020
Investment	Accounting Method	Investment	Unfunded Commitment (1)	Investment	Unfunded Commitment
LIHTC	Proportional amortization	$41,033	$14,283	$33,609	$6,845
FHTC	Equity	21,288	16,850	18,660	22,398
NMTC	Equity	9,675	—	6,120	—
Renewable Energy	Equity	2,294	—	3,611	862
Total		$74,290	$31,133	$62,000	$30,105
(1)All commitments will be paid by Old National by December 31, 2027.

The following table summarizes the amortization expense and tax benefit recognized for Old National’s qualified affordable housing projects and other tax credit investments:

(dollars in thousands)	Amortization Expense (1)	Tax Expense (Benefit) Recognized (2)
Three Months Ended September 30, 2021
LIHTC	$863	$(1,135)
FHTC	1,151	(1,052)
NMTC	375	(463)
Renewable Energy	210	—
Total	$2,599	$(2,650)

Three Months Ended September 30, 2020
LIHTC	$776	$(1,015)
FHTC	816	(1,479)
Renewable Energy	2,299	(2,262)
Total	$3,891	$(4,756)

Nine Months Ended September 30, 2021
LIHTC	$2,588	$(3,407)
FHTC	2,510	(2,308)
NMTC	1,125	(1,388)
Renewable Energy	1,116	(562)
Total	$7,339	$(7,665)

Nine Months Ended September 30, 2020
LIHTC	$2,329	$(3,053)
FHTC	5,959	(4,191)
Renewable Energy	2,958	(2,970)
Total	$11,246	$(10,214)
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
NOTE 13 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase are secured borrowings.  Old National pledges investment securities to secure these borrowings. The following table presents securities sold under agreements to repurchase and related weighted-average interest rates:

	At or for the Nine Months Ended September 30, 2021	At December 31, 2020	At or for the Nine Months Ended September 30, 2020
(dollars in thousands)
Outstanding at period end	$375,247	$431,166	$399,141
Average amount outstanding during the period	396,495	N/A	355,039
Maximum amount outstanding at any month-end during the period	405,278	N/A	399,141
Weighted-average interest rate:
During the period	0.10%	N/A	0.27%
At period end	0.10%	0.12%	0.12%

The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At September 30, 2021
	Remaining Contractual Maturity of the Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 days	Total
Repurchase Agreements:
U.S. Treasury and agency securities	$375,247	$—	$—	$—	$375,247
Total	$375,247	$—	$—	$—	$375,247
The fair value of securities pledged to secure repurchase agreements may decline.  Old National has pledged securities valued at 120% of the gross outstanding balance of repurchase agreements at September 30, 2021 to manage this risk.
NOTE 14 – FEDERAL HOME LOAN BANK ADVANCES
The following table summarizes Old National Bank’s FHLB advances:

(dollars in thousands)	September 30, 2021	December 31, 2020
FHLB advances (fixed rates 0.45% to 4.96% and variable rates 0.07% to 0.09%) maturing October 2022 to January 2041	$1,904,155	$1,999,160
Fair value hedge basis adjustments and unamortized prepayment fees	(14,101)	(7,725)
Total	$1,890,054	$1,991,435
FHLB advances had weighted-average rates of 1.30% at September 30, 2021 and 1.32% at December 31, 2020.  Investment securities and residential real estate loans collateralize these borrowings up to 140% of outstanding debt.
In the first quarter of 2021, Old National modified $50.0 million pertaining to two FHLB advances, which lowered their weighted average effective rates from 1.53% to 0.33%. At September 30, 2021, total unamortized prepayment fees related to all debt modifications totaled $27.7 million, compared to $30.0 million at December 31, 2020.
Contractual maturities of FHLB advances at September 30, 2021 were as follows:

(dollars in thousands)
Due in 2021	$—
Due in 2022	29,000
Due in 2023	155
Due in 2024	25,000
Due in 2025	550,000
Thereafter	1,300,000
Fair value hedge basis adjustments and unamortized prepayment fees	(14,101)
Total	$1,890,054

NOTE 15 – OTHER BORROWINGS
The following table summarizes Old National’s other borrowings:

(dollars in thousands)	September 30, 2021	December 31, 2020
Old National Bancorp:
Senior unsecured notes (fixed rate 4.125% maturing August 2024)	$175,000	$175,000
Unamortized debt issuance costs related to senior unsecured notes	(442)	(559)
Junior subordinated debentures (variable rates of 1.68% to 1.87%) maturing March 2035 to June 2037	42,000	42,000
Other basis adjustments	(3,082)	(3,195)
Old National Bank:
Finance lease liabilities	16,688	11,813
Subordinated debentures (variable rate 4.48%)	12,000	12,000
Leveraged loans for NMTC (fixed rates of 1.00% to 1.43%) maturing December 2046 to December 2052	25,655	15,300
Other	3,149	428
Total other borrowings	$270,968	$252,787
Contractual maturities of other borrowings at September 30, 2021 were as follows:

(dollars in thousands)
Due in 2021	$533
Due in 2022	2,242
Due in 2023	2,319
Due in 2024	177,377
Due in 2025	2,426
Thereafter	86,446
Unamortized debt issuance costs and other basis adjustments	(375)
Total	$270,968
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

The following table summarizes the terms of our outstanding junior subordinated debentures:

(dollars in thousands)				Rate at September 30, 2021
Name of Trust	Issuance Date	Issuance Amount	Rate		Maturity Date
St. Joseph Capital Trust II	March 2005	$5,000	3-month LIBOR plus 1.75%	1.87%	March 17, 2035
Anchor Capital Trust III	August 2005	5,000	3-month LIBOR plus 1.55%	1.68%	September 30, 2035
Home Federal Statutory Trust I	September 2006	15,000	3-month LIBOR plus 1.65%	1.77%	September 15, 2036
Monroe Bancorp Capital Trust I	July 2006	3,000	3-month LIBOR plus 1.60%	1.73%	October 7, 2036
Tower Capital Trust 3	December 2006	9,000	3-month LIBOR plus 1.69%	1.81%	March 1, 2037
Monroe Bancorp Statutory Trust II	March 2007	5,000	3-month LIBOR plus 1.60%	1.72%	June 15, 2037
Total		$42,000
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
Finance Lease Liabilities
Old National has long-term finance lease liabilities for certain banking centers and equipment totaling $16.7 million.  See Note 9 to the consolidated financial statements for a maturity analysis of the Company’s finance lease liabilities.

NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes within each classification of AOCI, net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sale Debt Securities	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Total
Three Months Ended September 30, 2021
Balance at beginning of period	$59,095	$3,241	$(74)	$62,262
Other comprehensive income (loss) before reclassifications	(3,230)	(124)	—	(3,354)
Amounts reclassified from AOCI to income (1)	(945)	(1,190)	37	(2,098)
Balance at end of period	$54,920	$1,927	$(37)	$56,810

Three Months Ended September 30, 2020
Balance at beginning of period	$144,811	$4,355	$(123)	$149,043
Other comprehensive income (loss) before reclassifications	5,234	(8)	—	5,226
Amounts reclassified from AOCI to income (1)	(3,837)	(1,169)	21	(4,985)
Balance at end of period	$146,208	$3,178	$(102)	$149,284

Nine Months Ended September 30, 2021
Balance at beginning of period	$145,335	$2,584	$(148)	$147,771
Other comprehensive income (loss) before reclassifications	(87,403)	1,970	—	(85,433)
Amounts reclassified from AOCI to income (1)	(3,012)	(2,627)	111	(5,528)
Balance at end of period	$54,920	$1,927	$(37)	$56,810

Nine Months Ended September 30, 2020
Balance at beginning of period	$56,131	$240	$(164)	$56,207
Other comprehensive income (loss) before reclassifications	98,336	5,692	—	104,028
Amounts reclassified from AOCI to income (1)	(8,259)	(2,754)	62	(10,951)
Balance at end of period	$146,208	$3,178	$(102)	$149,284
(1)See tables below for details about reclassifications to income.

The following table summarizes the significant amounts reclassified out of each component of AOCI for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
(dollars in thousands)	2021	2020
Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement of Income
Unrealized gains and losses on available-for-sale debt securities	$1,207	$4,921	Debt securities gains (losses), net
	(262)	(1,084)	Income tax (expense) benefit
	$945	$3,837	Net income
Gains and losses on cash flow hedges Interest rate contracts	$1,578	$1,550	Interest income (expense)
	(388)	(381)	Income tax (expense) benefit
	$1,190	$1,169	Net income
Amortization of defined benefit pension items
Actuarial gains (losses)	$(49)	$(28)	Salaries and employee benefits
	12	7	Income tax (expense) benefit
	$(37)	$(21)	Net income

Total reclassifications for the period	$2,098	$4,985	Net income
The following table summarizes the significant amounts reclassified out of each component of AOCI for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020
Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement of Income
Unrealized gains and losses on available-for-sale debt securities	$3,892	$10,606	Debt securities gains (losses), net
	(880)	(2,347)	Income tax (expense) benefit
	$3,012	$8,259	Net income
Gains and losses on cash flow hedges Interest rate contracts	$3,483	$3,651	Interest income (expense)
	(856)	(897)	Income tax (expense) benefit
	$2,627	$2,754	Net income
Amortization of defined benefit pension items
Actuarial gains (losses)	$(147)	$(82)	Salaries and employee benefits
	36	20	Income tax (expense) benefit
	$(111)	$(62)	Net income

Total reclassifications for the period	$5,528	$10,951	Net income

NOTE 17 – SHARE-BASED COMPENSATION
At September 30, 2021, Old National had 2.3 million shares remaining available for issuance under the Company’s Amended and Restated 2008 Incentive Compensation Plan.  The granting of awards to key employees is typically in the form of restricted stock awards or units.

Restricted Stock Awards
Old National granted 0.3 million time-based restricted stock awards to certain key officers during the nine months ended September 30, 2021, with shares vesting generally over a 36 month period.  At September 30, 2021, nonvested shares totaled 0.6 million. Compensation expense is recognized on a straight-line basis over the vesting period.  Shares are subject to certain restrictions and risk of forfeiture by the participants.  At September 30, 2021, unrecognized compensation expense for unvested restricted stock awards was $7.0 million.  The cost is expected to be recognized over a weighted-average period of 2.0 years.
Old National recorded share-based compensation expense, net of tax, related to restricted stock awards of $0.8 million during the three months ended September 30, 2021 and $2.2 million during the nine months ended September 30, 2021, compared to $0.7 million for the three months ended September 30, 2020 and $1.9 million for the nine months ended September 30, 2020.
Restricted Stock Units
Old National granted 0.2 million shares of performance based restricted stock units to certain key officers during the nine months ended September 30, 2021, with shares vesting at the end of a 36 month period based on the achievement of certain targets.   At September 30, 2021, nonvested shares totaled 0.9 million. For certain awards, the level of performance could increase or decrease the number of shares earned.  Compensation expense is recognized on a straight-line basis over the vesting period.  Shares are subject to certain restrictions and risk of forfeiture by the participants.  At September 30, 2021, unrecognized compensation expense was $4.8 million.  The cost is expected to be recognized over a weighted-average period of 1.8 years.
Old National recorded share-based compensation expense, net of tax, related to restricted stock units of $0.7 million during the three months ended September 30, 2021 and $2.0 million during the nine months ended September 30, 2021, compared to $0.6 million during the three months ended September 30, 2020 and $2.6 million for the nine months ended September 30, 2020.
Stock Options and Appreciation Rights
Old National has not granted stock options since 2009. However, Old National did acquire stock options and stock appreciation rights through prior year acquisitions. Old National recorded no incremental expense associated with the conversion of these options and stock appreciation rights. At September 30, 2021, 28 thousand stock appreciation rights remained outstanding.
NOTE 18 – INCOME TAXES
Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Provision at statutory rate of 21%	$18,779	$18,920	$56,830	$37,200
Tax-exempt income:
Tax-exempt interest	(2,786)	(2,682)	(8,327)	(7,985)
Section 291/265 interest disallowance	28	36	92	153
Company-owned life insurance income	(483)	(386)	(1,582)	(1,657)
Tax-exempt income	(3,241)	(3,032)	(9,817)	(9,489)
State income taxes	2,282	656	7,455	2,367
Interim period effective rate adjustment	1,077	(2,501)	(1,360)	840
Tax credit investments - federal	(315)	(2,575)	(2,838)	(6,296)
Other, net	(902)	686	(1,000)	232
Income tax expense	$17,680	$12,154	$49,270	$24,854
Effective tax rate	19.8%	13.5%	18.2%	14.0%

The provision for income taxes was recorded at September 30, 2021 and 2020 based on the current estimate of the effective annual rate.
The higher effective tax rate during the three and nine months ended September 30, 2021 when compared to the three and nine months ended September 30, 2020 is primarily the result of increases in pre-tax book income and lower tax credits.
Net Deferred Tax Assets
Net deferred tax assets are included in other assets on the balance sheet. Significant components of net deferred tax assets (liabilities) were as follows:

(dollars in thousands)	September 30, 2021	December 31, 2020
Deferred Tax Assets
Allowance for credit losses, net of recapture	$28,791	$34,971
Benefit plan accruals	15,579	20,076
Net operating loss carryforwards	14,823	18,982
Deferred gain on securities	1,334	2,102
Acquired loans	8,949	11,989
Operating lease liabilities	22,959	24,245
Tax credit investments and other partnerships	494	1,054
Other, net	942	488
Total deferred tax assets	93,871	113,907
Deferred Tax Liabilities
Purchase accounting	(18,524)	(18,232)
Loan servicing rights	(7,179)	(6,582)
Premises and equipment	(14,550)	(14,008)
Prepaid expenses	(953)	(955)
Operating lease right-of-use assets	(21,106)	(21,569)
Unrealized gains on available-for-sale investment securities	(14,590)	(40,756)
Unrealized gains on hedges	(628)	(1,080)
Other, net	(1,561)	(1,555)
Total deferred tax liabilities	(79,091)	(104,737)
Net deferred tax assets	$14,780	$9,170
Through the acquisition of Anchor (WI) in the second quarter of 2016 and Lafayette Savings Bank in the fourth quarter of 2014, both former thrifts, Old National Bank’s retained earnings at September 30, 2021 include base-year bad debt reserves, created for tax purposes prior to 1988, totaling $52.8 million.  Of this total, $50.9 million was acquired from Anchor (WI), and $1.9 million was acquired from Lafayette Savings Bank.  Base-year reserves are subject to recapture in the unlikely event that Old National Bank (1) makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes, (2) redeems its stock, or (3) liquidates.  Old National Bank has no intention of making such a nondividend distribution.  Accordingly, under current accounting principles, a related deferred income tax liability of $13.0 million has not been recognized.
No valuation allowance was recorded at September 30, 2021 or December 31, 2020 because, based on current expectations, Old National believes it will generate sufficient income in future years to realize deferred tax assets.  Old National has federal net operating loss carryforwards totaling $36.7 million at September 30, 2021 and $52.4 million at December 31, 2020.  This federal net operating loss was acquired from the acquisition of Anchor (WI) in 2016.  If not used, the federal net operating loss carryforwards will expire from 2030 to 2033.  Old National has recorded state net operating loss carryforwards totaling $116.1 million at September 30, 2021 and $132.2 million at December 31, 2020.  If not used, the state net operating loss carryforwards will expire from 2027 to 2033.
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
Cash Flow Hedges
Interest rate swaps of certain borrowings were designated as cash flow hedges totaling $150.0 million notional amount at September 30, 2021 and $325.0 million notional amount at December 31, 2020. Interest rate collars and floors related to variable-rate commercial loan pools were designated as cash flow hedges totaling $450.0 million notional amount at September 30, 2021 and $400.0 million notional amount at December 31, 2020. The hedges were determined to be effective during all periods presented and we expect them to remain effective during the remaining terms.
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
Fair Value Hedges
Interest rate swaps of certain borrowings were designated as fair value hedges totaling $377.5 million notional amount at September 30, 2021 and $379.0 million notional amount at December 31, 2020. Interest rate swaps of certain available-for-sale investment securities were designated as fair value hedges totaling $910.0 million notional amount at September 30, 2021 and $347.5 million notional amount at December 31, 2020. The hedges were determined to be effective during all periods presented and we expect them to remain effective during the remaining terms.

Derivatives Designated as Hedges
The following table summarizes Old National’s derivatives designated as hedges:

	September 30, 2021			December 31, 2020
		Fair Value			Fair Value
(dollars in thousands)	Notional	Assets (1)	Liabilities (2)	Notional	Assets (1)	Liabilities (2)
Cash flow hedges
Interest rate collars and floors on loan pools	$450,000	$1,559	$459	$400,000	$6,636	$—
Interest rate swaps on borrowings	150,000	3,422	—	325,000	628	1,816
Fair value hedges
Interest rate swaps on investment securities	909,957	16,516	9,883	347,516	1,145	172
Interest rate swaps on borrowings	377,500	4,976	—	379,000	8,793	—
Total		$26,473	$10,342		$17,202	$1,988
(1)Derivative assets are included in other assets on the balance sheet.
(2)Derivative liabilities are included in other liabilities on the balance sheet.
The effect of derivative instruments in fair value hedging relationships on the consolidated statements of income were as follows:

(dollars in thousands)					Gain (Loss) Recognized in Income on Related Hedged Items
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Hedged Items in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in in Income on Related Hedged Item
Three Months Ended September 30, 2021
Interest rate contracts	Interest income/(expense)	$(991)	Fixed-rate debt	Interest income/(expense)	$943
Interest rate contracts	Interest income/(expense)	5,650	Fixed-rate investment securities	Interest income/(expense)	(5,096)
Total		$4,659			$(4,153)

Three Months Ended September 30, 2020
Interest rate contracts	Interest income/(expense)	$(1,294)	Fixed-rate debt	Interest income/(expense)	$1,290

Nine Months Ended September 30, 2021
Interest rate contracts	Interest income/(expense)	$(3,817)	Fixed-rate debt	Interest income/(expense)	$3,772
Interest rate contracts	Interest income/(expense)	5,659	Fixed-rate investment securities	Interest income/(expense)	(5,158)
Total		$1,842			$(1,386)

Nine Months Ended September 30, 2020
Interest rate contracts	Interest income/(expense)	$8,678	Fixed-rate debt	Interest income/(expense)	$(8,726)

The effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income were as follows:

		Three Months Ended September 30,		Three Months Ended September 30,
(dollars in thousands)		2021	2020	2021	2020
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	Interest income/(expense)	$(164)	$(11)	$1,578	$1,550
		Nine Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	Interest income/(expense)	$2,612	$7,546	$3,483	$3,651
Amounts reported in AOCI related to cash flow hedges will be reclassified to interest income or interest expense as interest payments are received or paid on Old National’s derivative instruments.  During the next 12 months, we estimate that $1.5 million will be reclassified to interest income and $0.1 million will be reclassified to interest expense.
Commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives.  These derivative contracts do not qualify for hedge accounting.  At September 30, 2021, the notional amounts of the interest rate lock commitments were $189.0 million and forward commitments were $215.2 million.  At December 31, 2020, the notional amounts of the interest rate lock commitments were $224.7 million and forward commitments were $261.0 million.  It is our practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans.
Old National also enters into derivative instruments for the benefit of its customers.  The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $2.384 billion at September 30, 2021.  The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $2.008 billion at December 31, 2020.  These derivative contracts do not qualify for hedge accounting.  These instruments include interest rate swaps, caps, and collars.  Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.
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

Derivatives Not Designated as Hedges
The following table summarizes Old National’s derivatives not designated as hedges:

	September 30, 2021			December 31, 2020
		Fair Value			Fair Value
(dollars in thousands)	Notional	Assets (1)	Liabilities (2)	Notional	Assets (1)	Liabilities (2)
Interest rate lock commitments	$188,963	$4,472	$—	$224,719	$9,375	$—
Forward mortgage loan contracts	215,238	1,305	—	261,027	—	2,335
Customer interest rate swaps	2,384,213	65,882	7,202	2,008,149	113,300	133
Counterparty interest rate swaps (3)	2,384,213	453	9,438	2,008,149	—	13,543
Customer foreign currency forward contracts	15,861	402	—	9,990	324	—
Counterparty foreign currency forward contracts	15,724	—	301	9,854	—	188
Total		$72,514	$16,941		$122,999	$16,199
(1)Derivative assets are included in other assets on the balance sheet.
(2)Derivative liabilities are included in other liabilities on the balance sheet.
(3)The fair values of certain counterparty interest rate swaps are zero due to the settlement of centrally-cleared variation margin rules.  The net adjustment was $50.1 million as of September 30, 2021 and $100.4 million as of December 31, 2020.
The effect of derivatives not designated as hedging instruments on the consolidated statements of income were as follows:

		Three Months Ended September 30,
(dollars in thousands)		2021	2020
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Other income/(expense)	$46	$5
Mortgage contracts	Mortgage banking revenue	1,054	(2,811)
Foreign currency contracts	Other income/(expense)	3	49
Total		$1,103	$(2,757)

		Nine Months Ended September 30,
		2021	2020
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Other income/(expense)	$356	$(582)
Mortgage contracts	Mortgage banking revenue	(1,262)	9,244
Foreign currency contracts	Other income/(expense)	(46)	25
Total		$(952)	$8,687
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
Credit-Related Financial Instruments
In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $4.241 billion and standby letters of credit of $65.8 million at September 30, 2021.  At September 30, 2021, approximately $3.900 billion of the loan commitments had fixed rates and $341.3 million had floating rates, with the floating interest rates ranging from 0% to 14%.  At December 31, 2020, loan commitments totaled $3.720 billion and standby letters of credit totaled $86.9 million.  These commitments are not reflected in the consolidated financial statements.  The allowance for unfunded loan commitments totaled $10.3 million at September 30, 2021 and $11.7 million at December 31, 2020.
Old National had credit extensions with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients totaling $7.8 million at September 30, 2021 and $7.9 million December 31, 2020.  Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $7.4 million at September 30, 2021 and $7.5 million at December 31, 2020.  Old National did not provide collateral for the remaining credit extensions.
Visa Class B Restricted Shares
In 2008, Old National received Visa Class B restricted shares as part of Visa’s initial public offering.  These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares.  This conversion will not occur until the final settlement of certain litigation for which Visa is indemnified by the holders of Visa’s Class B shares, including Old National.  Visa funded an escrow account from its initial public offering to settle these litigation claims.  Increases in litigation claims requiring Visa to fund the escrow account due to insufficient funds will result in a reduction of the conversion ratio of each Visa Class B share to unrestricted Class A shares.  As of September 30, 2021, the conversion ratio was 1.6228.  Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation, the 65,466 Class B shares that Old National owns at September 30, 2021 are carried at a zero cost basis and are included in other assets with our equity securities that have no readily determinable fair value.
NOTE 21 – FINANCIAL GUARANTEES
Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires Old National to record the instruments at fair value.  Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties.  Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract.  Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies.  The term of these standby letters of credit is typically one year or less.  At September 30, 2021, the notional amount of standby letters of credit was $65.8 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.4 million.  At December 31, 2020, the notional amount of standby letters of credit was $86.9 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.5 million.
Old National is a party in risk participation transactions of interest rate swaps, which had total notional amount of $99.9 million at September 30, 2021.
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

Recurring Basis
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at September 30, 2021 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$12,427	$12,427	$—	$—
Investment securities available-for-sale:
U.S. Treasury	240,577	240,577	—	—
U.S. government-sponsored entities and agencies	1,562,696	—	1,562,696	—
Mortgage-backed securities - Agency	3,354,701	—	3,354,701	—
States and political subdivisions	1,609,283	—	1,609,283	—
Pooled trust preferred securities	9,367	—	—	9,367
Other securities	251,326	—	251,326	—
Residential loans held for sale	51,306	—	51,306	—
Derivative assets	98,987	—	98,987	—
Financial Liabilities
Derivative liabilities	27,283	—	27,283	—

		Fair Value Measurements at December 31, 2020 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$2,547	$2,547	$—	$—
Investment securities available-for-sale:
U.S. Treasury	10,208	10,208	—	—
U.S. government-sponsored entities and agencies	841,988	—	841,988	—
Mortgage-backed securities - Agency	3,339,098	—	3,339,098	—
States and political subdivisions	1,492,162	—	1,492,162	—
Pooled trust preferred securities	7,913	—	—	7,913
Other securities	278,746	—	278,746	—
Residential loans held for sale	63,250	—	63,250	—
Derivative assets	140,201	—	140,201	—
Financial Liabilities
Derivative liabilities	18,187	—	18,187	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(dollars in thousands)	Pooled Trust Preferred Securities	States and Political Subdivisions
Three Months Ended September 30, 2021
Balance at beginning of period	$9,388	$—
Accretion of discount	4	—
Decrease in fair value of securities	(25)	—
Balance at end of period	$9,367	$—

Three Months Ended September 30, 2020
Balance at beginning of period	$7,185	$—
Accretion of discount	4	—
Sales/payments received	(16)	—
Increase in fair value of securities	354	—
Balance at end of period	$7,527	$—

Nine Months Ended September 30, 2021
Balance at beginning of period	$7,913	$—
Accretion of discount	14	—
Sales/payments received	(27)	—
Increase in fair value of securities	1,467	—
Balance at end of period	$9,367	$—

Nine Months Ended September 30, 2020
Balance at beginning of period	$8,222	$40
Accretion of discount	11	—
Sales/payments received	(49)	(40)
Decrease in fair value of securities	(657)	—
Balance at end of period	$7,527	$—
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

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average) (4)
September 30, 2021
Pooled trust preferred securities	$9,367	Discounted cash flow	Constant prepayment rate (1)	0.00%
			Additional asset defaults (2)	5.7% - 11.3% (7.5%)
			Expected asset recoveries (3)	0.0% - 23.5% (7.6%)
December 31, 2020
Pooled trust preferred securities	$7,913	Discounted cash flow	Constant prepayment rate (1)	0.00%
			Additional asset defaults (2)	6.0% - 8.7% (6.8%)
			Expected asset recoveries (3)	0.0% - 23.2% (7.3%)
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
Non-Recurring Basis
Assets measured at fair value at September 30, 2021 on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2021 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Loans:
Commercial loans	$12,586	$—	$—	$12,586
Commercial real estate loans	14,957	—	—	14,957
Loan servicing rights	270	—	270	—
Commercial and commercial real estate loans that are deemed collateral dependent are valued using the discounted cash flows.  The liquidation amounts are based on the fair value of the underlying collateral using the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral.  These commercial and commercial real estate loans had a principal amount of $32.0 million, with a valuation allowance of $4.4 million at September 30, 2021.  Old National recorded provision expense associated with these loans totaling $0.1 million for the three months ended September 30, 2021 and for the nine months ended September 30, 2021.  Old National recorded provision recoveries associated with commercial and commercial real estate loans that were deemed collateral dependent totaling $5.0 million for the three months ended September 30, 2020 and provision expense totaling $1.5 million for the nine months ended September 30, 2020.
Other real estate owned and other repossessed property is measured at fair value less costs to sell. Old National did not have any other real estate owned or repossessed property measured at fair value on a non-recurring basis at September 30, 2021. There were no write-downs of other real estate owned for the three months ended September 30, 2021 and $23 thousand for the nine months ended September 30, 2021. There were write-downs of other real estate owned of $63 thousand for the three months ended September 30, 2020 and $161 thousand for the nine months ended September 30, 2020.

Loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount.  If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value.  Fair value is determined at a tranche level, based on market prices for comparable mortgage servicing contracts when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model utilizes a discount rate, weighted average prepayment speed, and other economic factors that market participants would use in estimating future net servicing income and that can be validated against available market data (Level 2).  The valuation allowance for loan servicing rights with impairments at September 30, 2021 totaled $0.1 million.  Old National recorded recoveries associated with these loan servicing rights totaling $5 thousand during the three months ended September 30, 2021 and $1.3 million for the nine months ended September 30, 2021. There were impairments of $0.1 million for the three months ended September 30, 2020 and $2.3 million for the nine months ended September 30, 2020.
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
The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
September 30, 2021
Collateral Dependent Loans
Commercial loans	$12,586	Discounted	Discount for type of property,	1% - 26% (11%)
		cash flow	age of appraisal, and current status
Commercial real estate loans	14,957	Discounted	Discount for type of property,	10% - 19% (16%)
		cash flow	age of appraisal, and current status
December 31, 2020
Collateral Dependent Loans
Commercial loans	$10,747	Discounted	Discount for type of property,	0% - 33% (12%)
		cash flow	age of appraisal, and current status
Commercial real estate loans	40,653	Discounted	Discount for type of property,	0% - 18% (7%)
		cash flow	age of appraisal, and current status
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
Residential Loans Held For Sale
Old National has elected the fair value option for residential loans held for sale.  For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status).  None of these loans are 90 days or more past due, nor are any on nonaccrual status.  Included in the income statement is interest income for loans held for sale totaling $0.4 million for the three months ended September 30, 2021 and $1.1 million for the nine months ended September 30, 2021, compared to $0.6 million for the three months ended September 30, 2020 and $1.5 million for the nine months ended September 30, 2020.
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
The difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was as follows:

(dollars in thousands)	Aggregate Fair Value	Difference	Contractual Principal
September 30, 2021
Residential loans held for sale	$51,306	$1,441	$49,865
December 31, 2020
Residential loans held for sale	$63,250	$3,485	$59,765
Accrued interest at period end is included in the fair value of the instruments.
The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value:

(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Three Months Ended September 30, 2021
Residential loans held for sale	$(453)	$—	$(2)	$(455)

Three Months Ended September 30, 2020
Residential loans held for sale	$(1,360)	$16	$—	$(1,344)

Nine Months Ended September 30, 2021
Residential loans held for sale	$(2,043)	$2	$(3)	$(2,044)

Nine Months Ended September 30, 2020
Residential loans held for sale	$3,658	$18	$(2)	$3,674

Financial Instruments Not Carried at Fair Value
The carrying amounts and estimated fair values of financial instruments not carried at fair value were as follows:

		Fair Value Measurements at September 30, 2021 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$797,458	$797,458	$—	$—
Loans, net:
Commercial	3,477,584	—	—	3,464,740
Commercial real estate	6,224,412	—	—	6,146,427
Residential real estate	2,215,256	—	—	2,209,236
Consumer credit	1,559,708	—	—	1,578,912
Accrued interest receivable	74,038	946	25,867	47,225

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$6,440,526	$6,440,526	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	10,762,786	10,762,786	—	—
Time deposits	992,837	—	1,005,601	—
Federal funds purchased and interbank borrowings	34	34	—	—
Securities sold under agreements to repurchase	375,247	375,247	—	—
FHLB advances	1,890,054	—	1,954,334	—
Other borrowings	270,968	—	288,496	—
Accrued interest payable	3,635	—	3,635	—
Standby letters of credit	356	—	—	356

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$6,824

		Fair Value Measurements at December 31, 2020 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$589,712	$589,712	$—	$—
Loans, net:
Commercial	3,922,642	—	—	3,912,948
Commercial real estate	5,867,795	—	—	5,797,447
Residential real estate	2,235,814	—	—	2,264,274
Consumer credit	1,628,840	—	—	1,618,365
Accrued interest receivable	85,306	21	27,977	57,308

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$5,633,672	$5,633,672	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	10,280,911	10,180,911	99,957	—
Time deposits	1,122,870	—	1,140,922	—
Federal funds purchased and interbank borrowings	1,166	1,166	—	—
Securities sold under agreements to repurchase	431,166	431,166	—	—
FHLB advances	1,991,435	—	2,092,033	—
Other borrowings	252,787	—	254,612	—
Accrued interest payable	5,443	—	5,443	—
Standby letters of credit	462	—	—	462

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$11,822
The methods utilized to measure the fair value of financial instruments at September 30, 2021 and December 31, 2020 represent an approximation of exit price, however, an actual exit price may differ.
NOTE 24 – REVENUE FROM CONTRACTS WITH CUSTOMERS
Old National’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income.  The consolidated statements of income include all categories of noninterest income.  The following table reflects only the categories of noninterest income that are within the scope of Topic 606:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Wealth management fees	$10,134	$9,239	$30,576	$27,547
Service charges on deposit accounts	8,926	8,698	25,564	26,357
Debit card and ATM fees	4,942	5,276	15,668	15,106
Investment product fees	6,475	5,351	18,381	16,070
Other income:
Merchant processing fees	992	852	2,786	2,363
Gain (loss) on other real estate owned	63	260	293	238
Safe deposit box fees	215	223	783	741
Insurance premiums and commissions	38	61	76	373
Total	$31,785	$29,960	$94,127	$88,795

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is an analysis of our results of operations for the three and nine months ended September 30, 2021 and 2020, and financial condition as of September 30, 2021, compared to December 31, 2020.  This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes.
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

Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect.  Therefore, undue reliance should not be placed upon these estimates and statements.  We cannot assure that any of these statements, estimates, or beliefs will be realized and actual results may differ from those contemplated in these forward-looking statements.  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised to consult further disclosures we may make on related subjects in our filings with the SEC.  In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include the following:
•the possibility that the merger between Old National and First Midwest will not close when expected or at all because required regulatory or other approvals are not received or other conditions to the closing are not satisfied on a timely basis or at all, or are obtained subject to conditions that are not anticipated (and the risk that required regulatory approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the proposed transaction);
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

FINANCIAL HIGHLIGHTS
The following table sets forth certain financial highlights of Old National:

	Three Months Ended			Nine Months Ended
(dollars and shares in thousands,	September 30,	June 30,	September 30,	September 30,
except per share data)	2021	2021	2020	2021	2020
Income Statement:
Net interest income	$151,572	$149,927	$145,573	$449,619	$435,015
Taxable equivalent adjustment (1)	3,501	3,470	3,379	10,471	10,069
Net interest income - tax equivalent basis	155,073	153,397	148,952	460,090	445,084
Provision for credit losses	(4,613)	(4,929)	—	(26,898)	39,495
Noninterest income	54,515	51,508	64,759	162,735	180,722
Noninterest expense	121,274	129,618	120,234	368,632	399,099
Net income	71,746	62,786	77,944	221,350	152,289
Per Common Share Data:
Weighted average diluted shares	165,939	165,934	165,419	165,862	166,370
Net income (diluted)	$0.43	$0.38	$0.47	$1.33	$0.92
Cash dividends	0.14	0.14	0.14	0.42	0.42
Common dividend payout ratio (2)	33%	37%	30%	31%	46%
Book value	$18.31	$18.05	$17.67	$18.31	$17.67
Stock price	16.95	17.61	12.56	16.95	12.56
Tangible common book value (3)	11.83	11.55	11.10	11.83	11.10
Performance Ratios:
Return on average assets	1.20%	1.06%	1.40%	1.25%	0.95%
Return on average common equity	9.48	8.39	10.79	9.85	7.11
Return on tangible common equity (3)	15.05	13.58	17.56	15.49	11.66
Return on average tangible common equity (3)	15.13	13.58	17.88	15.84	12.12
Net interest margin (3)	2.92	2.91	3.03	2.92	3.15
Efficiency ratio (3)	56.86	62.05	55.93	58.14	63.11
Net charge-offs (recoveries) to average loans	(0.09)	(0.01)	(0.09)	(0.03)	0.04
Allowance for credit losses to ending loans	0.79	0.79	0.95	0.79	0.95
Non-performing loans to ending loans	0.94	1.03	1.15	0.94	1.15
Balance Sheet:
Total loans	$13,584,828	$13,784,677	$13,892,509	$13,584,828	$13,892,509
Total assets	24,018,733	23,675,666	22,460,476	24,018,733	22,460,476
Total deposits	18,196,149	17,868,911	16,506,494	18,196,149	16,506,494
Total borrowed funds	2,536,303	2,559,113	2,725,731	2,536,303	2,725,731
Total shareholders' equity	3,035,892	2,991,118	2,921,149	3,035,892	2,921,149
Capital Ratios:
Risk-based capital ratios:
Tier 1 common equity	12.08%	11.95%	11.84%	12.08%	11.84%
Tier 1	12.08	11.95	11.84	12.08	11.84
Total	12.84	12.73	12.81	12.84	12.81
Leverage ratio (to average assets)	8.54	8.38	8.15	8.54	8.15
Total equity to assets (averages)	12.69	12.61	12.97	12.69	13.33
Tangible common equity to tangible assets (3)	8.55	8.47	8.58	8.55	8.58
Nonfinancial Data:
Full-time equivalent employees	2,410	2,465	2,484	2,410	2,484
Banking centers	162	162	162	162	162
(1)Calculated using the federal statutory tax rate in effect of 21% for all periods.
(2)Cash dividends per share divided by net income per share (basic).
(3)Represents a non-GAAP financial measure.  Refer to the “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.

NON-GAAP FINANCIAL MEASURES
The non-GAAP financial measures presented below are used by our management and our Board of Directors on a regular basis in addition to our GAAP results to facilitate the assessment of our financial performance. Management believes these non-GAAP financial measures enhance an investor’s understanding of our financial results by providing a meaningful basis for period-to-period comparisons, assisting in operating results analysis, and predicting future performance. This information supplements our GAAP reported results, and should not be viewed in isolation from, or as a substitute for, our GAAP results. Accordingly, this financial information should be read in conjunction with our consolidated financial statements and notes thereto for the quarter ended September 30, 2021, included elsewhere in this report, and included in our Annual Report on Form 10-K for the year ended December 31, 2020. Non-GAAP financial measures exclude certain items that are included in the financial results presented in accordance with GAAP.

The following table presents GAAP to non-GAAP reconciliations.

		Three Months Ended September 30,		Nine Months Ended September 30,
	(dollars and shares in thousands, except per share data)	2021	2020	2021	2020
	Tangible common book value:
	Shareholders' equity (GAAP)	$3,035,892	$2,921,149	$3,035,892	$2,921,149
Deduct:	Goodwill	1,036,994	1,036,994	1,036,994	1,036,994
	Intangible assets	37,251	49,258	37,251	49,258
	Tangible shareholders' equity (non-GAAP)	$1,961,647	$1,834,897	$1,961,647	$1,834,897
	Period end common shares	165,814	165,333	165,814	165,333
	Tangible common book value	11.83	11.10	11.83	11.10
	Return on tangible common equity:
	Net income (GAAP)	$71,746	$77,944	$221,350	$152,289
	Add: Intangible amortization (net of tax)	2,084	2,595	6,572	8,152
	Tangible net income (non-GAAP)	$73,830	$80,539	$227,922	$160,441
	Tangible shareholders' equity (non-GAAP) (see above)	$1,961,647	$1,834,897	$1,961,647	$1,834,897
	Return on tangible common equity	15.05%	17.56%	15.49%	11.66%
	Return on average tangible common equity:
	Tangible net income (non-GAAP) (see above)	$73,830	$80,539	$227,922	$160,441
	Average shareholders' equity (GAAP)	$3,027,935	$2,889,545	$2,997,081	$2,856,277
Deduct:	Average goodwill	1,036,994	1,036,994	1,036,994	1,036,994
	Average intangible assets	38,585	50,926	41,447	54,488
	Average tangible shareholders' equity (non-GAAP)	$1,952,356	$1,801,625	$1,918,640	$1,764,795
	Return on average tangible common equity	15.13%	17.88%	15.84%	12.12%
	Net interest margin:
	Net interest income (GAAP)	$151,572	$145,573	$449,619	$435,015
	Taxable equivalent adjustment	3,501	3,379	10,471	10,069
	Net interest income - taxable equivalent basis (non-GAAP)	$155,073	$148,952	$460,090	$445,084
	Average earning assets	$21,228,590	$19,654,292	$20,977,471	$18,815,088
	Net interest margin	2.92%	3.03%	2.92%	3.15%
	Efficiency ratio:
	Noninterest expense (GAAP)	$121,274	$120,234	$368,632	$399,099
	Deduct: Intangible amortization expense	2,779	3,459	8,763	10,847
	Adjusted noninterest expense (non-GAAP)	$118,495	$116,775	$359,869	$388,252
	Net interest income - taxable equivalent basis (non-GAAP) (see above)	$155,073	$148,952	$460,090	$445,084
	Noninterest income	54,515	64,759	162,735	180,722
	Deduct: Debt securities gains (losses), net	1,207	4,921	3,892	10,606
	Adjusted total revenue (non-GAAP)	$208,381	$208,790	$618,933	$615,200
	Efficiency ratio	56.86%	55.93%	58.14%	63.11%
	Tangible common equity to tangible assets:
	Tangible shareholders' equity (non-GAAP) (see above)	$1,961,647	$1,834,897	$1,961,647	$1,834,897
	Assets (GAAP)	$24,018,733	$22,460,476	$24,018,733	$22,460,476
Add:	Trust overdrafts	116	17	116	17
Deduct:	Goodwill	1,036,994	1,036,994	1,036,994	1,036,994
	Intangible assets	37,251	49,258	37,251	49,258
	Tangible assets (non-GAAP)	$22,944,604	$21,374,241	$22,944,604	$21,374,241
	Tangible common equity to tangible assets	8.55%	8.58%	8.55%	8.58%
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

EXECUTIVE SUMMARY
Old National is devoted to the basic banking principles of organic loan growth, increases in non-interest income, prudent capital deployment, and expense management. We strive to continuously improve our operating leverage by growing our revenue faster than our expenses. In addition, we continue to actively seek new ways to serve our clients better by simplifying processes, offering superior products and services, and embracing new technologies. As previously disclosed Old National and First Midwest entered into a merger agreement. We believe this merger will create powerful synergies, additional market coverage, and create financial strength that will drive long-term shareholder value.

During the third quarter of 2021, we received approval of the merger from our shareholders and the OCC. Our Federal Reserve application remains pending with the board in Washington D.C., along with many other bank holding companies’ merger applications. We stand ready to close quickly once we receive final Federal Reserve approval.

Old National is being targeted in a lawsuit filed in October 2021 by the Fair Housing Center of Central Indiana related to certain lending practices in our Indianapolis market. We strongly and categorically deny these claims. Old National is committed to engaging in fair and equal lending practices.

During the third quarter of 2021, net income was $71.7 million, or $0.43 per diluted share. Net income was $77.9 million, or $0.47 per diluted share, for the third quarter of 2020.

During the third quarter of 2021, we recorded a provision for credit losses recapture of $4.6 million. This provision recapture was derived from the Moody’s baseline forecast, which included improved unemployment, gross domestic product, and house price index when compared to the forecast used in the prior quarter.

Despite the challenging operating environment, we achieved strong fundamental results during the third quarter of 2021.
Loans:  Our loan balances, excluding loans held for sale, decreased $199.8 million to $13.585 billion at September 30, 2021 compared to $13.785 billion at June 30, 2021.  This was primarily driven by a decline in PPP loans of $366.1 million, partially offset by growth in other commercial and commercial real estate loans.  We reported strong total commercial loan production of $1.0 billion in the third quarter of 2021 and the commercial loan pipeline totaled $2.7 billion at September 30, 2021.
Net Interest Income: For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, our net interest income increased primarily due to higher average loans and investment securities, higher PPP related interest and net fees combined, and lower costs of interest-bearing liabilities, partially offset by decreased loan and investment securities yields.  Net interest income increased in the third quarter of 2021 compared to the second quarter of 2021 primarily due to higher average investment securities, higher loan yields, higher PPP related interest and net fees combined, and higher interest collected on nonaccrual loans, partially offset by lower average loans, lower accretion income, and decreased investment securities yields.
Noninterest Income:  Noninterest income decreased $18.0 million to $162.7 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to lower mortgage banking revenue and lower debt securities gains. The third quarter of 2021 compared to the second quarter of 2021 increased $3.0 million primarily due to higher mortgage banking revenue.
Expenses:  Noninterest expenses decreased $30.5 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.  The decrease was primarily attributable to $39.0 million of charges related to the ONB Way in the nine months ended September 30, 2020.  The third quarter of 2021 compared to the second quarter of 2021 decreased $8.3 million reflecting lower professional fees, salaries, and occupancy expenses.
Our robust commercial pipeline at September 30, 2021, along with the third quarter’s commercial loan growth, coupled with well controlled expenses and strong credit quality metrics bolster management’s confidence in future quarters. However, we recognize that the economy has not fully recovered and is susceptible to the long-term impacts of the pandemic, lingering higher inflation, labor supply constraints, and supply chain disruptions that could stall the economy and negate the success achieved during the first three quarters of 2021.

Pandemic Update
As previously disclosed, the COVID-19 pandemic has created economic and financial disruptions that have adversely affected our operations during 2020 and the nine months ended September 30, 2021. Our historically careful underwriting practices, diverse and granular portfolios, and Midwest-based footprint has helped mitigate any adverse impact to Old National. In addition, the combination of the vaccine rollout, government stimulus payments, and reduced spending during the pandemic are likely contributing factors mitigating the impact of the pandemic on the Company’s business, financial condition, results of operations, and its customers as of September 30, 2021. However, there are some concerns that indicate a slower return to pre-pandemic routines. Examples of these concerns relate to more people than anticipated who refuse the vaccines, the emergence of resistant strains, supply chain issues, labor supply constraints, and inflation, all of which may cause businesses in some parts of the country to be much slower to reopen. Given the ongoing and dynamic nature of the circumstances surrounding the pandemic, it is difficult to predict the future adverse financial impact to Old National.
RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(dollars in thousands)	2021	2020	Change	2021	2020	Change
Income Statement Summary:
Net interest income	$151,572	$145,573	4.1%	$449,619	$435,015	3.4%
Provision for credit losses	(4,613)	—	N/M	(26,898)	39,495	(168.1)
Noninterest income	54,515	64,759	(15.8)	162,735	180,722	(10.0)
Noninterest expense	121,274	120,234	0.9	368,632	399,099	(7.6)
Other Data:
Return on average common equity	9.48%	10.79%		9.85%	7.11%
Return on tangible common equity (1)	15.05	17.56		15.49	11.66
Return on average tangible common equity (1)	15.13	17.88		15.84	12.12
Efficiency ratio (1)	56.86	55.93		58.14	63.11
Tier 1 leverage ratio	8.54	8.15		8.54	8.15
Net charge-offs (recoveries) to average loans	(0.09)	(0.09)		(0.03)	0.04
(1)Represents a non-GAAP financial measure.  Refer to “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.
Net Interest Income
Net interest income is the most significant component of our earnings, comprising 73% of revenues for the nine months ended September 30, 2021.  Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations.  Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of interest-earning assets and interest-bearing liabilities. We have observed signs of an economic recovery in the United States, with jobs, consumer spending, manufacturing, and other indicators rebounding from their weakest levels. However, there have been concerns about the emergence of communicable strains of the virus, whether enough people will agree to be vaccinated, supply chain issues, labor supply constraints, and inflation. Economic uncertainty remains and bouts of elevated volatility are expected to continue.

Interest rates remained at near historic lows during the third quarter of 2021 after declining dramatically in the first half of 2020 due to the COVID-19 pandemic. The Federal Reserve’s Federal Funds range is currently in a target range of 0.00% to 0.25%, with the Effective Fed Funds Rate in the 0.05% to 0.10% range. If interest rates decline further, our interest rate spread could decline, which may result in a decrease in our net interest income. However, management has taken balance sheet restructuring, derivative, and deposit pricing actions to help mitigate this risk.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Net interest income	$151,572	$145,573	$449,619	$435,015
Conversion to fully taxable equivalent	3,501	3,379	10,471	10,069
Net interest income - taxable equivalent basis	$155,073	$148,952	$460,090	$445,084

Average earning assets	$21,228,590	$19,654,292	$20,977,471	$18,815,088

Net interest margin	2.86%	2.96%	2.86%	3.08%
Net interest margin - taxable equivalent basis	2.92%	3.03%	2.92%	3.15%
The increase in net interest income for the three and nine months ended September 30, 2021 when compared to the three and nine months ended September 30, 2020 was primarily due to higher average earning assets, lower costs of average interest-bearing liabilities, and higher interest and fees related to PPP loans. Partially offsetting these increases were lower yields on average earning assets and lower accretion income in the three and nine months ended September 30, 2021 when compared to the three and nine months ended September 30, 2020. Net interest income for the three and nine months ended September 30, 2021 and 2020 included accretion income (interest income in excess of contractual interest income) associated with acquired loans. Accretion income totaled $3.0 million in the three months ended September 30, 2021 and $12.8 million for the nine months ended September 30, 2021, compared to $5.4 million in the three months ended September 30, 2020 and $17.9 million in the nine months ended September 30, 2020. We expect accretion income on loans to decrease over time, but this may be offset by future acquisitions. Net interest income included interest and net fees combined on PPP loans totaling $12.2 million for the three months ended September 30, 2021 and $36.7 million for the nine months ended September 30, 2021, compared to $8.8 million for the three months ended September 30, 2020 and $15.4 million for the nine months ended September 30, 2020.

The following tables present the average balance sheet for each major asset and liability category, its related interest income and yield, or its expense and rate.

(Tax equivalent basis, dollars in thousands)	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
Earning Assets	Average Balance	Income (1)/ Expense	Yield/ Rate	Average Balance	Income (1)/ Expense	Yield/ Rate
Money market and other interest-earning investments	$467,572	$177	0.15%	$137,880	$59	0.17%
Investment securities:
Treasury and government sponsored agencies	1,730,553	6,968	1.61%	454,005	2,457	2.17%
Mortgage-backed securities	3,313,027	14,509	1.75%	3,342,284	17,478	2.09%
States and political subdivisions	1,586,743	12,609	3.18%	1,383,765	11,860	3.43%
Other securities	443,393	2,638	2.38%	487,405	2,922	2.40%
Total investment securities	7,073,716	36,724	2.08%	5,667,459	34,717	2.45%
Loans: (2)
Commercial	3,645,197	36,139	3.88%	4,274,894	33,223	3.04%
Commercial real estate	6,200,144	57,820	3.65%	5,546,486	55,891	3.94%
Residential real estate loans	2,274,347	20,529	3.61%	2,355,512	23,604	4.01%
Consumer	1,567,614	14,138	3.58%	1,672,061	15,971	3.80%
Total loans	13,687,302	128,626	3.70%	13,848,953	128,689	3.66%
Total earning assets	21,228,590	$165,527	3.08%	19,654,292	$163,465	3.29%
Less: Allowance for credit losses	(111,216)			(132,447)
Non-Earning Assets
Cash and due from banks	272,855			346,343
Other assets	2,479,079			2,405,517
Total assets	$23,869,308			$22,273,705

Interest-Bearing Liabilities
Checking and NOW accounts	$4,873,914	$484	0.04%	$4,607,427	$886	0.08%
Savings accounts	3,678,944	500	0.05%	3,232,375	634	0.08%
Money market accounts	2,110,981	438	0.08%	1,902,407	724	0.15%
Time deposits	998,060	1,156	0.46%	1,403,603	3,053	0.87%
Total interest-bearing deposits	11,661,899	2,578	0.09%	11,145,812	5,297	0.19%
Federal funds purchased and interbank borrowings	689	—	—%	18,347	12	0.25%
Securities sold under agreements to repurchase	384,724	90	0.09%	385,149	160	0.16%
FHLB advances	1,890,916	5,326	1.12%	2,021,468	6,709	1.32%
Other borrowings	270,597	2,460	3.64%	237,811	2,335	3.93%
Total borrowed funds	2,546,926	7,876	1.23%	2,662,775	9,216	1.38%
Total interest-bearing liabilities	$14,208,825	$10,454	0.29%	$13,808,587	$14,513	0.42%

Noninterest-Bearing Liabilities and Shareholders' Equity
Demand deposits	$6,314,100			$5,291,037
Other liabilities	318,448			284,536
Shareholders' equity	3,027,935			2,889,545
Total liabilities and shareholders' equity	$23,869,308			$22,273,705

Net interest rate spread			2.79%			2.87%
Net interest margin (3)			2.92%			3.03%
Taxable equivalent adjustment		$3,501			$3,379
(1)Interest income is reflected on a fully taxable equivalent basis.
(2)Includes loans held for sale.
(3)Net interest margin is defined as net interest income on a tax equivalent basis as a percentage of average earning assets.

(Tax equivalent basis, dollars in thousands)	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
Earning Assets	Average Balance	Income (1)/ Expense	Yield/ Rate	Average Balance	Income (1)/ Expense	Yield/ Rate
Money market and other interest-earning investments	$357,151	$313	0.12%	$94,149	$442	0.63%
Investment securities:
Treasury and government sponsored agencies	1,509,931	17,820	1.57%	513,055	9,187	2.39%
Mortgage-backed securities	3,304,200	45,408	1.83%	3,231,439	54,474	2.25%
States and political subdivisions	1,523,175	37,174	3.25%	1,317,136	35,026	3.55%
Other securities	445,298	8,071	2.42%	493,016	9,361	2.53%
Total investment securities	6,782,604	108,473	2.13%	5,554,646	108,048	2.59%
Loans: (2)
Commercial	3,878,630	106,421	3.62%	3,745,803	94,005	3.30%
Commercial real estate	6,109,795	171,221	3.70%	5,359,254	176,337	4.32%
Residential real estate loans	2,268,142	63,350	3.72%	2,365,037	71,732	4.04%
Consumer	1,581,149	42,414	3.59%	1,696,199	49,564	3.90%
Total loans	13,837,716	383,406	3.67%	13,166,293	391,638	3.93%
Total earning assets	20,977,471	$492,192	3.11%	18,815,088	$500,128	3.52%
Less: Allowance for credit losses	(120,619)			(107,860)
Non-Earning Assets
Cash and due from banks	266,543			322,318
Other assets	2,495,512			2,392,893
Total assets	$23,618,907			$21,422,439

Interest-Bearing Liabilities
Checking and NOW accounts	$4,934,367	$1,622	0.04%	$4,381,919	$4,820	0.15%
Savings accounts	3,608,078	1,479	0.05%	3,040,889	2,669	0.12%
Money market accounts	2,076,808	1,300	0.08%	1,843,902	4,141	0.30%
Time deposits	1,034,390	4,068	0.53%	1,498,334	12,763	1.14%
Total interest-bearing deposits	11,653,643	8,469	0.10%	10,765,044	24,393	0.30%
Federal funds purchased and interbank borrowings	1,096	—	—%	184,397	1,296	0.94%
Securities sold under agreements to repurchase	396,495	305	0.10%	355,039	729	0.27%
FHLB advances	1,907,322	15,953	1.12%	2,043,617	21,321	1.39%
Other borrowings	267,650	7,375	3.67%	243,255	7,305	4.00%
Total borrowed funds	2,572,563	23,633	1.23%	2,826,308	30,651	1.45%
Total interest-bearing liabilities	$14,226,206	$32,102	0.30%	$13,591,352	$55,044	0.54%

Noninterest-Bearing Liabilities and Shareholders' Equity
Demand deposits	$6,072,310			$4,710,969
Other liabilities	323,310			263,841
Shareholders' equity	2,997,081			2,856,277
Total liabilities and shareholders' equity	$23,618,907			$21,422,439

Net interest rate spread			2.81%			2.98%
Net interest margin (3)			2.92%			3.15%
Taxable equivalent adjustment		$10,471			$10,069
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

	From Three Months Ended September 30, 2020 to Three Months Ended September 30, 2021			From Nine Months Ended September 30, 2020 to Nine Months Ended September 30, 2021
	Total Change (1)	Attributed to		Total Change (1)	Attributed to
(dollars in thousands)		Volume	Rate		Volume	Rate
Interest Income
Money market and other interest-earning investments	$118	$132	$(14)	$(129)	$734	$(863)
Investment securities (2)	2,007	7,957	(5,950)	425	21,762	(21,337)
Loans (2)	(63)	(1,454)	1,391	(8,232)	18,808	(27,040)
Total interest income	2,062	6,635	(4,573)	(7,936)	41,304	(49,240)
Interest Expense
Checking and NOW deposits	(402)	34	(436)	(3,198)	462	(3,660)
Savings deposits	(134)	74	(208)	(1,190)	458	(1,648)
Money market deposits	(286)	66	(352)	(2,841)	362	(3,203)
Time deposits	(1,897)	(676)	(1,221)	(8,695)	(2,903)	(5,792)
Federal funds purchased and interbank borrowings	(12)	(5)	(7)	(1,296)	(644)	(652)
Securities sold under agreements to repurchase	(70)	(1)	(69)	(424)	58	(482)
FHLB advances	(1,383)	(394)	(989)	(5,368)	(1,286)	(4,082)
Other borrowings	125	310	(185)	70	702	(632)
Total interest expense	(4,059)	(592)	(3,467)	(22,942)	(2,791)	(20,151)
Net interest income	$6,121	$7,227	$(1,106)	$15,006	$44,095	$(29,089)
(1)The variance not solely due to rate or volume is allocated equally between the rate and volume variances.
(2)Interest on investment securities and loans includes the effect of taxable equivalent adjustments of $2.5 million and $1.0 million, respectively, during the three months ended September 30, 2021; and $7.3 million and $3.2 million, respectively, during the nine months ended September 30, 2021 using the federal statutory rate in effect of 21%.
The decrease in the net interest margin on a fully taxable equivalent basis for the three and nine months ended September 30, 2021 when compared to the three and nine months ended September 30, 2020 was primarily due to lower yields on interest earning assets and a change in the mix of average interest earning assets and interest-bearing liabilities, partially offset by higher average earning assets and lower costs of interest-bearing liabilities. The yield on interest earning assets decreased 21 basis points and the cost of interest-bearing liabilities decreased 13 basis points in the quarterly year-over-year comparison.  The yield on interest earning assets is calculated by dividing annualized taxable equivalent net interest income by average interest earning assets while the cost of interest-bearing liabilities is calculated by dividing annualized interest expense by average interest-bearing liabilities.  The yield on interest earning assets decreased 41 basis points and the cost of interest-bearing liabilities decreased 24 basis points in the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020. Accretion income represented 6 basis points of the net interest margin in the three months ended September 30, 2021 and 8 basis points in the nine months ended September 30, 2021, compared to 11 basis points for the three months ended September 30, 2020 and 12 basis points for the nine months ended September 30, 2020.
Average earning assets were $21.229 billion for the three months ended September 30, 2021, compared to $19.654 billion for the three months ended September 30, 2020, an increase of $1.575 billion, or 8%. The increase in average earning assets for the three months ended September 30, 2021 when compared to the three months ended September 30, 2020 was due to increases in average investment securities and money market and other interest-earning investments, partially offset by a decrease in average loans. Average earning assets were $20.977 billion for the nine months ended September 30, 2021, compared to $18.815 billion for the nine months ended September 30, 2020, an increase of $2.162 billion, or 11%. The increase in average earning assets for the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020 was primarily due to increases in average investment securities and average loans. The loan portfolio including loans held for sale, which generally has an average yield higher than the investment portfolio, was 66% of average interest earning assets for the nine months ended September 30, 2021, compared to 70% for the nine months ended September 30, 2020.

Average loans including loans held for sale decreased $161.7 million for the three months ended September 30, 2021 when compared to the three months ended September 30, 2020 due to lower average commercial loans, residential real estate loans, and consumer loans, partially offset by higher average commercial real estate loans. Average loans including loans held for sale increased $671.4 million for the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020 due to higher average commercial loans and commercial real estate loans, partially offset by lower average residential real estate loans and consumer loans. The increase in average commercial loans for the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020 reflected organic growth, partially offset by a decline in average PPP loans. Average commercial loans included PPP loans totaling $522.4 million for the three months ended September 30, 2021 and $847.2 million for the nine months ended September 30, 2021, compared to $1.477 billion for the three months ended September 30, 2020 and $869.4 million for the nine months ended September 30, 2020.
Average investments increased $1.406 billion for the three months ended September 30, 2021 and $1.228 billion for the nine months ended September 30, 2021 when compared to the same periods in 2020 reflecting excess liquidity.
Average noninterest-bearing deposits increased $1.023 billion for the three months ended September 30, 2021 and $1.361 billion for the nine months ended September 30, 2021 when compared to the same periods in 2020. Average interest-bearing deposits increased $516.1 million for the three months ended September 30, 2021 and $888.6 million for the nine months ended September 30, 2021 when compared to the same periods in 2020. This growth was primarily driven by the increased business and personal savings rates from various government stimulus actions.
Average borrowed funds decreased $115.8 million for the three months ended September 30, 2021 and $253.7 million for the nine months ended September 30, 2021 when compared to the same periods in 2020.
Provision for Credit Losses
Old National recorded a provision for credit losses recapture of $4.6 million for the three months ended September 30, 2021, compared to zero provision for credit losses expense for the three months ended September 30, 2020. Net recoveries on loans totaled $3.0 million during both the three months ended September 30, 2021 and the three months ended September 30, 2020.  The provision for credit losses was a recapture of $26.9 million for the nine months ended September 30, 2021, compared to expense of $39.5 million for the nine months ended September 30, 2020. Net recoveries on loans totaled $3.4 million for the nine months ended September 30, 2021, compared to net charge-offs of $4.1 million for the nine months ended September 30, 2021. The provision for credit losses recapture in the three and nine months ended September 30, 2021 reflected the improved economic forecast. PPP loans were factored in the provision for credit losses for the three and nine months ended September 30, 2021; however, due to the SBA guaranty and our borrowers’ adherence to the PPP terms, the provision impact was insignificant. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, with the adoption of CECL beginning on January 1, 2020, provision expense may become more volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.
Noninterest Income
We generate revenues in the form of noninterest income through client fees, sales commissions, and other gains and losses from our core banking franchise and other related businesses, such as wealth management, investment consulting, and investment products.  The following table details the components in noninterest income:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(dollars in thousands)	2021	2020	Change	2021	2020	Change
Wealth management fees	$10,134	$9,239	9.7%	$30,576	$27,547	11.0%
Service charges on deposit accounts	8,926	8,698	2.6	25,564	26,357	(3.0)
Debit card and ATM fees	4,942	5,276	(6.3)	15,668	15,106	3.7
Mortgage banking revenue	10,870	18,110	(40.0)	35,222	46,542	(24.3)
Investment product fees	6,475	5,351	21.0	18,381	16,070	14.4
Capital markets income	6,017	5,428	10.9	15,603	15,935	(2.1)
Company-owned life insurance	2,355	2,830	(16.8)	7,852	8,878	(11.6)
Debt securities gains (losses), net	1,207	4,921	(75.5)	3,892	10,606	(63.3)
Other income	3,589	4,906	(26.8)	9,977	13,681	(27.1)
Total noninterest income	$54,515	$64,759	(15.8)%	$162,735	$180,722	(10.0)%

Noninterest income decreased $10.2 million for the three months ended September 30, 2021 when compared to the three months ended September 30, 2020 primarily due to lower mortgage banking revenue and lower debt securities gains.
Noninterest income decreased $18.0 million for the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020 primarily due to lower mortgage banking revenue and lower debt securities gains.
Wealth management fees increased $0.9 million for the three months ended September 30, 2021 and $3.0 million for the nine months ended September 30, 2021 when compared to the same periods in 2020 primarily due to higher personal trust fees, fiduciary account fees, and corporate trust fees.
Mortgage banking revenue decreased $7.2 million for the three months ended September 30, 2021 and $11.3 million for the nine months ended September 30, 2021 when compared to the same periods in 2020 reflecting lower refinance transactions related to higher rates in 2021, which caused pipeline levels to drop and gain on sale margins to partially normalize.
Investment product fees increased $1.1 million for the three months ended September 30, 2021 and $2.3 million for the nine months ended September 30, 2021 when compared to the same periods in 2020 reflecting higher investment and advisor fees in 2021.
Capital markets income increased $0.6 million for the three months ended September 30, 2021 when compared to the three months ended September 30, 2020 primarily due to higher tax credit fee income and customer interest rate swap fees.
Debt securities gains (losses), net had an unfavorable variance of $3.7 million for the three months ended September 30, 2021 when compared to the three months ended September 30, 2020 primarily due to lower realized gains on sales of available-for-sale securities in 2021. Debt securities gains (losses), net had an unfavorable variance of $6.7 million for the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020 primarily due to lower realized gains on sales of available-for-sale securities in 2021, partially offset by lower realized losses on sales of available-for-sale securities in 2021.
Other income decreased $1.3 million for the three months ended September 30, 2021 when compared to the three months ended September 30, 2020 primarily due to lower branded card incentives. Other income decreased $3.7 million for the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020 primarily due to $1.5 million of swap termination fees in the nine months ended September 30, 2021 and lower branded card incentives.
Noninterest Expense
The following table details the components in noninterest expense:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(dollars in thousands)	2021	2020	Change	2021	2020	Change
Salaries and employee benefits	$71,005	$69,860	1.6%	$211,762	$215,589	(1.8)%
Occupancy	12,757	13,930	(8.4)	41,683	42,308	(1.5)
Equipment	3,756	3,754	0.1	12,231	12,912	(5.3)
Marketing	3,267	2,140	52.7	7,961	7,632	4.3
Data processing	11,508	9,628	19.5	35,558	28,724	23.8
Communication	2,372	2,241	5.8	7,661	7,335	4.4
Professional fees	3,416	3,083	10.8	14,668	10,921	34.3
FDIC assessment	1,628	1,319	23.4	4,461	4,942	(9.7)
Amortization of intangibles	2,779	3,459	(19.7)	8,763	10,847	(19.2)
Amortization of tax credit investments	1,736	3,115	(44.3)	4,751	8,917	(46.7)
Other expense	7,050	7,705	(8.5)	19,133	48,972	(60.9)
Total noninterest expense	$121,274	$120,234	0.9%	$368,632	$399,099	(7.6)%
Noninterest expense decreased $30.5 million for the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020 reflecting $39.0 million of charges in the nine months ended September 30,

2020 related to the ONB Way strategic initiative. This decrease was partially offset by $7.9 million of diligence and merger charges in 2021 associated with the anticipated First Midwest merger.
Salaries and employee benefits decreased $3.8 million for the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020 primarily due to personnel expenses related to the ONB Way totaling $7.6 million in the nine months ended September 30, 2020. This decrease was partially offset by higher corporate incentives.
Marketing expenses increased $1.1 million for the three months ended September 30, 2021 when compared to the three months ended September 30, 2020 primarily due to higher advertising, public relations, and business development expenses.
Data processing expenses increased $1.9 million for the three months ended September 30, 2021 and $6.8 million for the nine months ended September 30, 2021 when compared to the same periods in 2020 related to the modernization of our technology infrastructure.
Professional fees increased $0.3 million for the three months ended September 30, 2021 and $3.7 million for the nine months ended September 30, 2021 when compared to the same periods in 2020 reflecting professional fees incurred in 2021 related to the First Midwest merger, partially offset by consulting fees incurred in 2020 related to the ONB Way.
Amortization of intangibles decreased $0.7 million for the three months ended September 30, 2021 and $2.1 million for the nine months ended September 30, 2021 when compared to the same periods in 2020 primarily due to lower amortization of core deposit intangibles.
Amortization of tax credit investments decreased $1.4 million and for the three months ended September 30, 2021 and $4.2 million for the nine months ended September 30, 2021 when compared to the same periods in 2020. The recognition of tax credit amortization expense is contingent upon the successful completion of the rehabilitation of a historic building or completion of a solar project within the reporting period. Many factors including weather, labor availability, building regulations, inspections, and other unexpected construction delays related to a rehabilitation project can cause a project to exceed its estimated completion date.  See Note 12 to the consolidated financial statements for additional information on our tax credit investments.
Other expense decreased $29.8 million for the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020 primarily due to lease termination charges and impairments on long-lived assets related to branch consolidations that were part of the ONB Way strategic initiative totaling $25.8 million in the nine months ended September 30, 2020. The decrease in other expense also reflected a favorable variance in provision for credit losses on unfunded loan commitments totaling $5.2 million.
Provision for Income Taxes
We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes.  The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by a tax benefit from our tax credit investments and interest on tax-exempt securities and loans.  The provision for income taxes, as a percentage of pre-tax income, was 19.8% for the three months ended September 30, 2021, compared to 13.5% for the three months ended September 30, 2020.  The provision for income taxes, as a percentage of pre-tax income, was 18.2% for the nine months ended September 30, 2021, compared to 14.0% for the nine months ended September 30, 2020.  In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at September 30, 2021 based on the current estimate of the effective annual rate.  The higher effective tax rate during the three and nine months ended September 30, 2021 when compared to the same periods in 2020 reflected increases in pre-tax book income and lower tax credits.  See Note 18 to the consolidated financial statements for additional information.
FINANCIAL CONDITION
Overview
At September 30, 2021, our assets were $24.019 billion, a $1.058 billion increase compared to assets of $22.961 billion at December 31, 2020.  The increase was primarily due to higher investment securities.

We have observed signs of an economic recovery in the United States, with jobs, consumer spending, manufacturing, and other indicators rebounding from their weakest levels. However, there have been concerns about the emergence of communicable strains of the virus, whether enough people will agree to be vaccinated, supply chain issues, labor supply constraints, and inflation. Economic uncertainty remains and bouts of elevated volatility are expected to continue.
Earning Assets
Our earning assets are comprised of investment securities, portfolio loans, loans held for sale, money market investments, interest earning accounts with the Federal Reserve, and equity securities.  Earning assets were $21.463 billion at September 30, 2021, a $1.150 billion increase compared to earning assets of $20.313 billion at December 31, 2020.
Investment Securities
We classify substantially all of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements.
Equity securities are recorded at fair value and totaled $12.4 million at September 30, 2021 compared to $2.5 million at December 31, 2020. The increase in equity securities was primarily due to an increase in mutual funds.
At September 30, 2021, the investment securities portfolio, including equity securities, was $7.210 billion compared to $6.142 billion at December 31, 2020, an increase of $1.068 billion.  Investment securities represented 34% of earning assets at September 30, 2021, compared to 30% at December 31, 2020.  Stronger commercial loan demand in the future could result in management’s decision to reduce the securities portfolio.  At September 30, 2021, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.
The investment securities available-for-sale portfolio had net unrealized gains of $69.5 million at September 30, 2021, compared to net unrealized gains of $186.3 million at December 31, 2020.  Net unrealized gains decreased from December 31, 2020 to September 30, 2021 reflecting lower net unrealized gains on mortgage-backed, tax exempt municipal securities, and U.S. government-sponsored entities and agencies due to an increase in long-term interest rates.
The investment portfolio had an effective duration of 4.50 at September 30, 2021, compared to 4.08 at December 31, 2020.  Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates.  Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage.  The annualized average yields on investment securities, on a taxable equivalent basis, were 2.08% for the three months ended September 30, 2021 and 2.13% for the nine months ended September 30, 2021, compared to 2.45% for the three months ended September 30, 2020 and 2.59% for the nine months ended September 30, 2020.
Loans Held for Sale
Mortgage loans held for immediate sale in the secondary market were $51.3 million at September 30, 2021, compared to $63.3 million at December 31, 2020.  Certain mortgage loans are committed for sale at or prior to origination at a contracted price to an outside investor.  Other mortgage loans held for immediate sale are hedged with TBA forward agreements and committed for sale when they are ready for delivery and remain on the Company’s balance sheet for a short period of time (typically 30 to 60 days).  These loans are sold without recourse, beyond customary representations and warranties, and Old National has not experienced material losses arising from these sales.  Mortgage originations are subject to volatility due to interest rates and home sales, among other factors.
We have elected the fair value option prospectively for residential loans held for sale.  The aggregate fair value exceeded the unpaid principal balance by $1.4 million at September 30, 2021, compared to $3.5 million at December 31, 2020.
Commercial and Commercial Real Estate Loans
Commercial and commercial real estate loans are the largest classification within earning assets, representing 46% of earning assets at September 30, 2021, compared to 49% at December 31, 2020.  At September 30, 2021, commercial and commercial real estate loans were $9.796 billion, a decrease of $107.1 million compared to

December 31, 2020 driven by a decline in PPP loans, partially offset by organic loan growth. As of September 30, 2021, total PPP loans were $354.9 million, compared to $943.0 million at December 31, 2020.
The following table provides detail on commercial loans by industry classification (as defined by the North American Industry Classification System) and by loan size.

	September 30, 2021			December 31, 2020
(dollars in thousands)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By Industry:
Manufacturing	$621,023	$1,129,254	$7,637	$586,074	$1,019,149	$11,036
Construction	363,577	772,199	1,508	462,140	903,604	1,036
Health care and social assistance	377,040	532,465	481	412,807	604,493	691
Public administration	248,007	363,996	—	299,748	371,846	—
Wholesale trade	257,210	459,847	1,654	241,432	483,253	3,647
Educational services	211,458	317,520	—	245,896	418,277	1,428
Other services	133,575	267,472	2,094	194,822	307,205	2,363
Professional, scientific, and technical services	154,739	280,434	435	182,228	320,983	864
Finance and insurance	152,774	213,596	50	186,079	246,551	57
Retail trade	130,408	288,956	1,005	151,869	329,160	1,788
Real estate rental and leasing	200,778	354,618	523	169,935	356,169	759
Transportation and warehousing	130,273	203,110	2,494	139,398	216,495	1,397
Administrative and support and waste management and remediation services	95,235	147,075	—	119,220	173,538	383
Agriculture, forestry, fishing, and hunting	102,972	163,571	196	145,624	192,602	358
Accommodation and food services	101,105	121,968	3,444	105,560	118,497	3,239
Utilities	32,685	83,347	—	88,607	98,996	—
Arts, entertainment, and recreation	79,668	119,335	2,095	82,305	111,729	2,590
Information	51,219	79,912	1,967	61,883	95,774	2,286
Mining	32,381	58,074	10	57,142	77,067	19
Management of companies and enterprises	11,576	32,502	—	13,605	28,276	—
Other	17,480	17,533	—	10,048	10,086	—
Total	$3,505,183	$6,006,784	$25,593	$3,956,422	$6,483,750	$33,941

By Loan Size:
Less than $200,000	9%	7%	8%	11%	8%	10%
$200,000 to $1,000,000	19	17	37	20	18	40
$1,000,000 to $5,000,000	32	30	55	34	32	50
$5,000,000 to $10,000,000	14	15	—	15	15	—
$10,000,000 to $25,000,000	19	18	—	14	16	—
Greater than $25,000,000	7	13	—	6	11	—
Total	100%	100%	100%	100%	100%	100%

The following table provides detail on commercial real estate loans classified by property type.

	September 30, 2021		December 31, 2020
(dollars in thousands)	Outstanding	%	Outstanding	%
By Property Type:
Multifamily	$1,903,007	30%	$1,598,614	27%
Retail	1,008,541	16	1,041,384	17
Office	1,030,401	16	1,001,589	17
Warehouse / Industrial	849,049	14	821,022	14
Single family	339,081	5	341,273	6
Other (1)	1,160,553	19	1,142,630	19
Total	$6,290,632	100%	$5,946,512	100%
(1)    Other includes construction and land development properties, senior housing properties, religion properties, and mixed use properties.
Residential Real Estate Loans
At September 30, 2021, residential real estate loans held in our loan portfolio were $2.225 billion, a decrease of $23.6 million compared to December 31, 2020.  Future increases in interest rates could result in a decline in the level of refinancings and new originations of residential real estate loans.
Consumer Loans
Consumer loans, including automobile loans and personal and home equity loans and lines of credit, decreased $70.9 million at September 30, 2021 compared to December 31, 2020 primarily due to decreases in consumer indirect loans and consumer direct loans.
Funding
Total funding, comprised of deposits and wholesale borrowings, was $20.732 billion at September 30, 2021, an increase of $1.018 billion from $19.714 billion at December 31, 2020.  Included in total funding were deposits of $18.196 billion at September 30, 2021, an increase of $1.159 billion from $17.037 billion at December 31, 2020.  Noninterest-bearing deposits increased $806.9 million from December 31, 2020 to September 30, 2021.  Interest-bearing checking and NOW deposits decreased $21.0 million from December 31, 2020 to September 30, 2021, while savings deposits increased $313.1 million.  Money market deposits increased $189.8 million from December 31, 2020 to September 30, 2021. Time deposits decreased $130.0 million from December 31, 2020 to September 30, 2021.
We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position.  At September 30, 2021, wholesale borrowings, including federal funds purchased and interbank borrowings, securities sold under agreements to repurchase, FHLB advances, and other borrowings, totaled $2.536 billion, a decrease of $140.3 million from December 31, 2020.  Wholesale funding as a percentage of total funding was 12% at September 30, 2021 and 14% at December 31, 2020.  The decrease in wholesale funding from December 31, 2020 to September 30, 2021 was primarily due to decreases in securities sold under agreements to repurchase and FHLB advances, partially offset by an increase in other borrowings.
Capital
Shareholders’ equity totaled $3.036 billion at September 30, 2021, compared to $2.973 billion at December 31, 2020.  Old National paid cash dividends of $0.42 per share in the nine months ended September 30, 2021, which reduced equity by $69.6 million. The change in unrealized gains (losses) on available-for-sale investment securities decreased equity by $90.4 million during the nine months ended September 30, 2021.
Capital Adequacy
Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At September 30, 2021, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of “well-capitalized” based on the most recent regulatory definition.

Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

	Regulatory Guidelines Minimum	September 30,		December 31,
		2021	2020	2020
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	8.54%	8.15%	8.20%
Common equity Tier 1 capital to risk-adjusted total assets	7.00	12.08	11.84	11.75
Tier 1 capital to risk-adjusted total assets	8.50	12.08	11.84	11.75
Total capital to risk-adjusted total assets	10.50	12.84	12.81	12.69
Shareholders' equity to assets	N/A	12.64	13.01	12.95
Old National Bank, Old National’s bank subsidiary, maintained a strong capital position as evidenced by the following comparisons of key industry ratios.

	Regulatory Guidelines Minimum	Prompt Corrective Action "Well Capitalized" Guidelines	September 30,		December 31,
			2021	2020	2020
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	5.00%	8.80%	8.71%	8.67%
Common equity Tier 1 capital to risk-adjusted total assets	7.00	6.50	12.34	12.49	12.23
Tier 1 capital to risk-adjusted total assets	8.50	8.00	12.34	12.49	12.23
Total capital to risk-adjusted total assets	10.50	10.00	12.84	13.19	12.90
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
Investment Activities
We carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral.  At September 30, 2021, we had pooled trust preferred securities with a fair value of $9.4 million, or less than 1% of the available-for-sale securities portfolio.  These securities remained classified as available-for-sale and at September 30, 2021, the unrealized loss on our pooled trust preferred securities was $4.4 million. The fair value of these securities is expected to improve as we get closer to maturity, but may be adversely impacted by credit deterioration.
All of our mortgage-backed securities are backed by U.S. government-sponsored or federal agencies.  Municipal bonds, corporate bonds, and other debt securities are evaluated by reviewing the credit-worthiness of the issuer and general market conditions.  See Note 5 to the consolidated financial statements for additional details about our investment security portfolio.
Counterparty Exposure
Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation.  We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry.  Old National manages exposure to counterparty risk in connection with its derivatives transactions by generally engaging in transactions with counterparties having ratings of at least “A” by Standard & Poor’s Rating Service or “A2” by Moody’s Investors Service.  Total credit exposure is monitored by counterparty and managed within limits that management believes to be prudent. Old National’s net counterparty exposure was an asset of $526.0 million at September 30, 2021.
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
We lend to commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling, and retailing.  Old National manages concentrations of credit exposure by industry, product, geography, customer relationship, and loan size.  At September 30, 2021, our average commercial loan size was approximately $295,000 and our average commercial real estate loan size was approximately $930,000. In addition, while loans to lessors of residential and non-residential real estate exceed 10% of total loans, no individual sub-segment category within those broader categories reaches the 10% threshold. At September 30, 2021, we had minimal exposure to foreign borrowers and no sovereign debt.  Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Kentucky, Michigan, Minnesota, and Wisconsin. We have experienced an adverse impact from COVID-19 during 2020 and 2021; however, the depth of this crisis is ongoing and its effect is very broad-based. Management believes that trends in under-performing, criticized, and classified loans will be highly dependent on the distribution of vaccinations, as well as the length of time it will take consumers to return to their pre-pandemic spending routines.
The following table presents a summary of under-performing, criticized, and classified assets:

	September 30,		December 31,
(dollars in thousands)	2021	2020	2020
Total nonaccrual loans	$111,586	$137,611	$147,339
TDRs still accruing	16,420	22,037	17,749
Total past due loans (90 days or more and still accruing)	113	90	167
Other real estate owned	1,943	1,248	1,324
Total under-performing assets	$130,062	$160,986	$166,579
Classified loans (includes nonaccrual, TDRs still accruing, past due 90 days, and other problem loans)	$275,891	$327,225	$304,782
Other classified assets (1)	4,300	3,860	3,706
Criticized loans	240,215	272,859	287,192
Total criticized and classified assets	$520,406	$603,944	$595,680
Asset Quality Ratios:
Non-performing loans/total loans (2) (3)	0.94%	1.15%	1.20%
Under-performing assets/total loans and other real estate owned	0.96	1.16	1.21
Under-performing assets/total assets	0.54	0.72	0.73
Allowance/under-performing assets	82.94	81.61	78.87
Allowance/nonaccrual loans	96.67	95.48	89.17
(1)Includes one pooled trust preferred security and two insurance policies at September 30, 2021.
(2)Loans exclude loans held for sale.
(3)Non-performing loans include nonaccrual loans and TDRs still accruing.
Under-performing assets totaled $130.1 million at September 30, 2021, compared to $161.0 million at September 30, 2020 and $166.6 million at December 31, 2020.  Under-performing assets as a percentage of total loans and other real estate owned at September 30, 2021 were 0.96%, a 20 basis point improvement from 1.16% at September 30, 2020 and a 25 basis point improvement from 1.21% at December 31, 2020.
Nonaccrual loans decreased from December 31, 2020 primarily due to decreases in commercial, commercial real estate, and residential real estate nonaccrual loans.  As a percentage of nonaccrual loans, the allowance was 96.67% at September 30, 2021, compared to 95.48% at September 30, 2020 and 89.17% at December 31, 2020.
Total criticized and classified assets were $520.4 million at September 30, 2021, a decrease of $83.5 million from September 30, 2020, and a decrease of $75.3 million from December 31, 2020. Other classified assets include investment securities that fell below investment grade rating totaling $4.3 million at September 30, 2021, compared to $3.9 million at September 30, 2020 and $3.7 million at December 31, 2020.
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
At September 30, 2021, TDRs consisted of $10.2 million of commercial loans, $15.7 million of commercial real estate loans, $0.1 million of BBCC loans, $2.5 million of residential real estate loans, $0.6 million of direct consumer loans, and $0.2 million of home equity loans totaling $29.3 million. TDRs included within nonaccrual loans totaled $12.8 million at September 30, 2021. At December 31, 2020, TDRs consisted of $11.1 million of commercial loans, $17.6 million of commercial real estate loans, $0.1 million of BBCC loans, $2.8 million of residential real estate loans, $0.8 million of direct consumer loans, and $0.3 million of home equity loans, totaling $32.7 million. TDRs included within nonaccrual loans totaled $14.9 million at December 31, 2020.
Old National has allocated specific reserves to customers whose loan terms have been modified as TDRs totaling $0.8 million at September 30, 2021 and $1.6 million of December 31, 2020.  Old National had not committed to lend any additional funds to customers with outstanding loans that were classified as TDRs at September 30, 2021 or December 31, 2020.
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
In general, once a modified loan is considered a TDR, the loan will always be considered a TDR until it is paid in full, otherwise settled, sold, or charged off.  However, guidance also permits for loans to be removed from TDR status when subsequently restructured under these circumstances: (1) at the time of the subsequent restructuring, the borrower is not experiencing financial difficulties, and this is documented by a current credit evaluation at the time of the restructuring, (2) under the terms of the subsequent restructuring agreement, the institution has granted no concession to the borrower; and (3) the subsequent restructuring agreement includes market terms that are no less favorable than those that would be offered for a comparable new loan.  For loans subsequently restructured that have cumulative principal forgiveness, the loan should continue to be measured in accordance with ASC 310-10, Receivables – Overall.  However, consistent with ASC 310-40-50-2, Troubled Debt Restructurings by Creditors, Creditor Disclosure of Troubled Debt Restructurings, the loan would not be required to be reported in the years following the restructuring if the subsequent restructuring meets both of these criteria: (1) has an interest rate at the time of the subsequent restructuring that is not less than a market interest rate; and (2) is performing in compliance with its modified terms after the subsequent restructuring.

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

	December 31, 2020	September 30, 2021
(dollars in thousands)	Deferrals Balance	Deferrals Balance (1)	Number of Deferrals
Commercial and commercial real estate	$53,823	$16,641	34
Residential real estate	1,855	767	2
Consumer	8,224	2,763	151
Total	$63,902	$20,171	187
(1)    Includes second deferrals between 90 and 180 days totaling $4.2 million of commercial and commercial real estate loans, $0.1 million of residential real estate loans, and $0.4 million of consumer loans.
U.S. Small Business Administration Paycheck Protection Program
Section 1102 of the CARES Act created the PPP, a program administered by the SBA to provide loans to small businesses for payroll and other basic expenses during the COVID-19 pandemic. Old National has participated in the PPP as a lender. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. Additionally, loan payments will also be deferred for the first six months of the loan term. The PPP commenced on April 3, 2020 and was available to qualified borrowers through August 8, 2020. No collateral or personal guarantees are required. Neither the government nor lenders are permitted to charge the recipients any fees. During 2020, Old National originated over 9,700 loans with balances in excess of $1.5 billion to new and existing customers through the PPP. As of September 30, 2021, we have received payment from the SBA on 9,274, or 95%, of these loans totaling $1.481 billion.
On December 27, 2020, President Trump signed into law the CAA. The CAA, among other things, extends the life of the PPP, effectively creating a second round of PPP loans for eligible businesses. Old National has participated in the CAA’s second round of PPP lending. In mid-January we opened our lending portal and began processing PPP loan applications. During the nine months ended September 30, 2021, Old National originated approximately 6,200 loans totaling $583.7 million through the second round of the PPP. As of September 30, 2021, we have received payment from the SBA on 3,132, or 51%, of second round PPP loans totaling $250.4 million.

At September 30, 2021, remaining PPP loans totaled $354.9 million.

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
Allowance for Credit Losses on Loans and Unfunded Commitments
Net recoveries on loans totaled $3.0 million during both the three months ended September 30, 2021 and the three months ended September 30, 2020. Annualized, net charge-offs (recoveries) to average loans were (0.09)% for both the three months ended September 30, 2021 and the three months ended September 30, 2020. Net recoveries on loans totaled $3.4 million for the nine months ended September 30, 2021, compared to $4.1 million of net charge-

offs for the nine months ended September 30, 2020. Annualized, net charge-offs (recoveries) to average loans were (0.03)% for the nine months ended September 30, 2021, compared to 0.04% for the nine months ended September 30, 2020. Management will continue its efforts to reduce the level of non-performing loans and may consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for credit losses on loans.
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
The allowance for credit losses for loans was $107.9 million at September 30, 2021, compared to $131.4 million at December 31, 2020. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, with the adoption of CECL beginning on January 1, 2020, provision expense may become more volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.
We maintain an allowance for credit losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a drawdown on the commitment.  The allowance for credit losses on unfunded loan commitments is classified as a liability account on the balance sheet within accrued expenses and other liabilities, while the corresponding provision for these credit losses is recorded as a component of other expense. The allowance for credit losses on unfunded loan commitments totaled $10.3 million at September 30, 2021, compared to $11.7 million at December 31, 2020.
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

The following table illustrates our projected net interest income sensitivity over a two year cumulative horizon based on the asset/liability model at September 30, 2021 and 2020:

	Immediate Rate Decrease		Immediate Rate Increase
(dollars in thousands)	-50 Basis Points	Base	+100 Basis Points	+200 Basis Points	+300 Basis Points
September 30, 2021
Projected interest income:
Money market, other interest earning investments, and investment securities	$272,337	$290,049	$326,179	$357,884	$387,685
Loans	845,675	875,583	1,015,477	1,157,274	1,296,748
Total interest income	1,118,012	1,165,632	1,341,656	1,515,158	1,684,433
Projected interest expense:
Deposits	14,597	23,943	104,651	185,529	266,403
Borrowings	63,711	71,372	103,309	137,039	174,510
Total interest expense	78,308	95,315	207,960	322,568	440,913
Net interest income	$1,039,704	$1,070,317	$1,133,696	$1,192,590	$1,243,520
Change from base	$(30,613)		$63,379	$122,273	$173,203
% change from base	(2.86)%		5.92%	11.42%	16.18%

September 30, 2020
Projected interest income:
Money market, other interest earning investments, and investment securities	$246,473	$260,660	$286,999	$302,789	$315,236
Loans	875,589	904,055	1,028,043	1,153,281	1,276,757
Total interest income	1,122,062	1,164,715	1,315,042	1,456,070	1,591,993
Projected interest expense:
Deposits	20,288	29,827	110,549	191,267	271,981
Borrowings	67,767	71,004	102,471	133,577	168,418
Total interest expense	88,055	100,831	213,020	324,844	440,399
Net interest income	$1,034,007	$1,063,884	$1,102,022	$1,131,226	$1,151,594
Change from base	$(29,877)		$38,138	$67,342	$87,710
% change from base	(2.81)%		3.58%	6.33%	8.24%
Our asset sensitivity increased year over year primarily due to deposit pricing actions and changes in our hedging strategies, balance sheet mix, investment duration, and prepayment speed behavior.
A key element in the measurement and modeling of interest rate risk is the re-pricing assumptions of our transaction deposit accounts, which have no contractual maturity dates. Because the models are driven by expected behavior in various interest rate scenarios and many factors besides market interest rates affect our net interest income, we recognize that model outputs are not guarantees of actual results. For this reason, we model many different combinations of interest rates and balance sheet assumptions to understand our overall sensitivity to market interest rate changes, including shocks, ramps, yield curve flattening, yield curve steepening, as well as forecasts of likely interest rate scenarios tested. At September 30, 2021, our projected net interest income sensitivity based on the asset/liability models we utilize was within the limits of our interest rate risk policy for the scenarios tested.

We use cash flow and fair value hedges, primarily interest rate swaps, collars, and floors, to mitigate interest rate risk. Derivatives designated as hedging instruments were in a net asset position with a fair value of $16.1 million at September 30, 2021, compared to a net asset position with a fair value of $15.2 million at December 31, 2020.  See Note 19 to the consolidated financial statements for further discussion of derivative financial instruments.

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
A maturity schedule for Old National Bank’s time deposits is shown in the following table at September 30, 2021.

(dollars in thousands)
Maturity Bucket	Amount	Rate
2021	$302,154	0.20%
2022	432,122	0.37
2023	128,973	0.84
2024	75,259	0.94
2025	30,347	0.70
2026 and beyond	23,982	0.72
Total	$992,837	0.44%
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
The credit ratings of Old National and Old National Bank at September 30, 2021 are shown in the following table.

Moody's Investors Service
	Long-term	Short-term
Old National	A3	N/A
Old National Bank	Aa3	P-1

Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well.  At September 30, 2021, Old National and its subsidiaries had the following availability of liquid funds and borrowings:

(dollars in thousands)	Parent Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$113,893	$683,565
Unencumbered government-issued debt securities	—	160,888
Unencumbered investment grade municipal securities	—	1,025,086
Unencumbered corporate securities	—	2,965,555
Availability of borrowings:
Amount available from Federal Reserve discount window*	—	440,877
Amount available from Federal Home Loan Bank Indianapolis*	—	515,089
Total available funds	$113,893	$5,791,060
* Based on collateral pledged
Old National Bancorp has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows, and funds used for acquisitions.  Old National Bancorp can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit, and through the issuance of debt securities.  Additionally, Old National Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt and equity markets.  At September 30, 2021, Old National Bancorp’s other borrowings outstanding were $213.5 million. Management believes the Company has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
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

OFF-BALANCE SHEET ARRANGEMENTS
Off-balance sheet arrangements include commitments to extend credit and financial guarantees.  Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers.  Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $4.241 billion and standby letters of credit of $65.8 million at September 30, 2021.  At September 30, 2021, approximately $3.900 billion of the loan commitments had fixed rates and $341.3 million had floating rates, with the floating rates ranging from 0% to 14%.  At December 31, 2020, loan commitments were $3.720 billion and standby letters of credit were $86.9 million.  The term of these off-balance sheet arrangements is typically one year or less.
Old National is a party in risk participation transactions of interest rate swaps, which had total notional amount of $99.9 million at September 30, 2021.
CONTRACTUAL OBLIGATIONS
The following table presents our significant fixed and determinable contractual obligations at September 30, 2021:

	Payments Due In
(dollars in thousands)	One Year or Less (1)	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without stated maturity	$17,203,312	$—	$—	$—	$17,203,312
IRAs, consumer, and brokered certificates of deposit	302,154	561,095	105,606	23,982	992,837
Federal funds purchased and interbank borrowings	34	—	—	—	34
Securities sold under agreements to repurchase	375,247	—	—	—	375,247
FHLB advances	—	29,155	575,000	1,285,899	1,890,054
Other borrowings	533	4,561	179,803	86,071	270,968
Fixed interest payments (2)	8,565	65,886	53,985	61,938	190,374
Operating leases	3,464	22,275	16,298	49,815	91,852
Other long-term liabilities (3)	6,569	24,385	157	22	31,133
(1)For the remaining three months of fiscal 2021.
(2)Our senior notes, subordinated notes, certain trust preferred securities, and certain FHLB advances have fixed rates ranging from 0.45% to 4.96%.  All of our other long-term debt is at LIBOR based variable rates at September 30, 2021.  The projected variable interest assumes no increase in LIBOR rates from September 30, 2021.
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
•Pandemic. A prolonged COVID-19 outbreak, or any other epidemic that harms the global economy, U.S. economy, or the economies in which we operate could adversely affect our operations. Based on the required annual impairment test as of August 31, 2021, we have concluded that our goodwill was not impaired. On a quarterly basis, we will continue to evaluate our qualitative assessment assumptions, which are subject to risks and uncertainties, including: (1) forecasted revenues, expenses, and cash flows; (2) current discount rates; (3) our market capitalization; (4) observable market transactions and multiples; (5) changes to the regulatory environment; and (6) the nature and amount of government support that has been and is expected to be provided in the future. A prolonged economic downturn or deterioration in the economic outlook may lead management to conclude that an interim quantitative impairment test of our goodwill is required prior to the annual impairment test conducted on August 31.
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

PART II
OTHER INFORMATION
ITEM 1A.  RISK FACTORS
A discussion of certain risks and uncertainties faced by the Company is provided in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. These risks and uncertainties are not exhaustive. Additional risks and uncertainties are discussed in the Company’s other filings made with the SEC.
As a result of Old National entering into the merger agreement with First Midwest, certain risk factors have been identified:
Old National has incurred and expects to incur substantial costs related to the merger with First Midwest (the “merger”) and integration.
Old National has incurred and expects to incur a number of non-recurring costs associated with the merger. These costs include legal, financial advisory, accounting, consulting and other advisory fees, retention, severance and employee benefit-related costs, public company filing fees and other regulatory fees, financial printing and other printing costs, closing, integration and other related costs. Some of these costs are payable by Old National regardless of whether or not the merger is completed.
Combining Old National and First Midwest may be more difficult, costly or time-consuming than expected, and Old National may fail to realize the anticipated benefits of the merger.
The success of the merger will depend, in part, on the ability to realize the anticipated cost savings from combining the businesses of Old National and First Midwest. To realize the anticipated benefits and cost savings from the merger, Old National and First Midwest must successfully integrate and combine their businesses in a manner that permits those cost savings to be realized without adversely affecting current revenues and future growth. If Old National and First Midwest are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings of the merger could be less than anticipated, and integration may result in additional and unforeseen expenses.
An inability to realize the full extent of the anticipated benefits of the merger and the other transactions contemplated by the merger agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses and operating results of the combined company following the completion of the merger, which may adversely affect the value of the common stock of the combined company following the completion of the merger.
Old National and First Midwest have operated and, until the completion of the merger, must continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. Integration efforts between the companies may also divert management attention and resources. These integration matters could have an adverse effect on Old National during this transition period and on the combined company for an undetermined period after completion of the merger.
Furthermore, the board of directors and executive leadership of the combined company will consist of former directors and executive officers from each of Old National and First Midwest. Combining the boards of directors and management teams of each company into a single board and a single management team could require the reconciliation of differing priorities and philosophies.
The combined company may be unable to retain Old National and/or First Midwest personnel successfully after the merger is completed.
The success of the merger will depend in part on the combined company’s ability to retain the talent and dedication of key employees currently employed by Old National and First Midwest. It is possible that these employees may decide not to remain with Old National or First Midwest, as applicable, while the merger is pending or with the combined company after the merger is consummated. If Old National and First Midwest are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, Old National and First Midwest could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, following the merger, if key employees terminate their employment, the combined company’s business activities may be adversely affected, and management’s attention may be diverted from successfully hiring suitable replacements, all of which may cause the combined company’s business to suffer. Old National and First Midwest also may not be able to locate or retain suitable replacements for any key employees who leave either company.
The COVID-19 pandemic may delay and adversely affect the completion of the merger.
The COVID-19 pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, the business, financial condition, liquidity, capital and results of operations of Old National. If the effects of the COVID-19 pandemic cause a continued or extended decline in the economic environment and the financial results of Old National, or the business operations of Old National are further disrupted as a result of the COVID-19 pandemic, efforts to complete the merger and integrate the businesses of Old National and First Midwest may also be delayed and adversely affected. Additional time may be required to obtain the requisite regulatory approvals, and regulators may impose additional requirements on Old National or First Midwest that must be satisfied prior to completion of the merger, which could delay and adversely affect the completion of the merger.
Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the merger.
Before the merger and the subsequent merger of First Midwest Bank and Old National Bank (the “bank merger”) may be completed, various approvals, consents and non-objections must be obtained from the Federal Reserve Board, the OCC, and other regulatory authorities in the United States. In determining whether to grant these approvals, such regulatory authorities consider a variety of factors, including the regulatory standing of each party. These approvals could be delayed or not obtained at all, including due to an adverse development in either party’s regulatory standing or in any other factors considered by regulators when granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment generally.
The approvals that are granted may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the merger agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the merger agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the merger or otherwise reducing the anticipated benefits of the merger if the merger were consummated successfully within the expected timeframe. In addition, there can be no assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the merger. Additionally, the completion of the merger is conditioned on the absence of certain orders, injunctions or decrees by any court or regulatory agency of competent jurisdiction that would prohibit or make illegal the completion of any of the transactions contemplated by the merger agreement.
In addition, despite the parties’ commitments to using their reasonable best efforts to comply with conditions imposed by regulators, under the terms of the merger agreement, neither Old National nor First Midwest, nor any of their respective subsidiaries, is permitted (without the written consent of the other party), to take any action, or commit to take any action, or agree to any condition or restriction, in connection with obtaining the required permits, consents, approvals and authorizations of governmental entities that would reasonably be expected to have a material adverse effect on the combined company and its subsidiaries, taken as a whole, after giving effect to the merger and the bank merger.
Failure to complete the merger could negatively impact Old National.
If the merger is not completed for any reason, there may be various adverse consequences and Old National may experience negative reactions from the financial markets and from its customers and employees. For example, Old National’s business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the merger agreement is terminated, the market price of Old National common stock could decline to the extent that current market prices reflect a market assumption that the merger will be beneficial and will be completed. Old National also could be subject to litigation related to any failure to complete the merger or to proceedings commenced against Old National to perform its obligations under the merger agreement. If the merger agreement is terminated under certain circumstances, Old National may be required to pay a termination fee of $97 million to First Midwest.
Additionally, Old National has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement, as well as the costs and expenses of preparing, filing, printing, and mailing the joint proxy statement/prospectus, and all filing and other fees paid in connection with the merger. If the merger is not completed, Old National would have to pay these expenses without realizing the expected benefits of the merger.
Old National will be subject to business uncertainties and contractual restrictions while the merger is pending.
Uncertainty about the effect of the merger on employees and customers may have an adverse effect on Old National. These uncertainties may impair Old National’s ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with Old National to seek to change existing business relationships with Old National. In addition, subject to certain exceptions, Old National has agreed to operate its business in the ordinary course in all material respects and to refrain from taking certain actions that may adversely affect its ability to consummate the transactions contemplated by the merger agreement on a timely basis without the consent of First Midwest. These restrictions may prevent Old National from pursuing attractive business opportunities that may arise prior to the completion of the merger.
Shareholder litigation related to the merger could prevent or delay the completion of the merger, result in the payment of damages or otherwise negatively impact the business and operations of Old National.
Two lawsuits and four demand letters relating to the disclosures contained in the joint proxy statement/prospectus distributed to Old National stockholders in connection with the merger have been filed or delivered by alleged stockholders of First Midwest. Among other remedies, these lawsuits and demand letters, and additional litigation or demand letters related to the merger in the future, may seek damages and/or to enjoin the merger. While Old National believes that the claims asserted in the civil litigation are without merit, if any plaintiff were successful in obtaining an injunction prohibiting First Midwest or Old National from completing the merger or any other transactions contemplated by the merger agreement, then such injunction may delay or prevent the effectiveness of the merger and could result in costs to Old National, including costs in connection with the defense or settlement of any stockholder lawsuits filed in connection with the merger. Further, such lawsuits and demand letters and the defense or settlement of claims contained in any such lawsuits or demand letters may have an adverse effect on the financial condition and results of operations of Old National.
The merger agreement may be terminated in accordance with its terms and the merger may not be completed.
The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include: (i) approval by First Midwest stockholders of the First Midwest merger proposal and the approval by Old National shareholders of the Old National merger proposal at each company’s respective special meeting held on September 15, 2021, which approvals were obtained; (ii) authorization for listing on NASDAQ of the shares of Old National common stock and new Old National preferred stock to be issued in the merger, subject to official notice of issuance; (iii) the receipt of required regulatory approvals, including the approval of the OCC, which has been obtained, and the Federal Reserve Board; and (iv) the absence of any order, injunction, decree or other legal restraint preventing the completion of the merger, the bank merger or any of the other transactions contemplated by the merger agreement or making the completion of the merger, the bank merger or any of the other transactions contemplated by the merger agreement illegal. Each party’s obligation to complete the merger is also subject to certain additional customary conditions, including (a) subject to applicable materiality standards, the accuracy of the representations and warranties of the other party, (b) the performance in all material respects by the other party of its obligations under the merger agreement, (c) the receipt by each party of an opinion from its counsel to the effect that the merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986 and (d) the execution and delivery of the bank merger agreement.
These conditions to the closing may not be fulfilled in a timely manner or at all, and, accordingly, the merger may not be completed. In addition, the parties can mutually decide to terminate the merger agreement at any time, before or after the requisite shareholder and stockholder approvals, or Old National or First Midwest may elect to terminate the merger agreement in certain other circumstances.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
07/01/21 - 07/31/21	22,576	$17.73	—	$100,000,000
08/01/21 - 08/31/21	—	$—	—	$100,000,000
09/01/21 - 09/30/21	496	$16.45	—	$100,000,000
Total	23,072	$17.70	—	$100,000,000
(1)Reflects the repurchase of shares associated with employee share-based incentive programs. No shares were purchased under the program referred to in note 2 to this table during the third quarter of 2021.
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

10.1
Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-258774 filed with the Securities and Exchange Commission on August 13, 2021).

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

101
The following materials from Old National’s Form 10-Q Report for the quarterly period ended September 30, 2021, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from Old National’s Form 10-Q Report for the quarterly period ended September 30, 2021, formatted in inline XBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD NATIONAL BANCORP
(Registrant)

By:	/s/ Brendon B. Falconer
Brendon B. Falconer
Senior Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

Date: October 27, 2021