Form 10-K
period 2021-12-31
OLD NATIONAL BANCORP /IN/
filed 2022-02-10
CIK 707179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting common stock held by non-affiliates on June 30, 2021, was $2,884,796,345 (based on the closing price on that date of $17.61).  In calculating the market value of securities held by non-affiliates of the registrant, the registrant has treated as securities held by affiliates as of June 30, 2021, voting stock owned of record by its directors and principal executive officers, and voting stock held by the registrant's trust department in a fiduciary capacity for benefit of its directors and principal executive officers.  This calculation does not reflect a determination that persons are affiliates for any other purposes.
The number of shares outstanding of the registrant’s common stock, as of January 31, 2022, was 165,845,000.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

OLD NATIONAL BANCORP
2021 ANNUAL REPORT ON FORM 10-K

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
CARES Act: Coronavirus Aid, Relief and Economic Security Act
CECL:  current expected credit loss
CFPB:  Consumer Financial Protection Bureau
Common Stock:  Old National Bancorp common stock, without par value
COVID-19: coronavirus disease 2019
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
Klein:  Klein Financial, Inc.
LGD:  loss given default
LIBOR:  London Interbank Offered Rate
LIHTC:  Low Income Housing Tax Credit
LTV:  loan-to-value
N/A:  not applicable
NASDAQ:  The NASDAQ Stock Market
NMTC: New Markets Tax Credit
NOW:  negotiable order of withdrawal
OCC:  Office of the Comptroller of the Currency
OTTI:  other-than-temporary impairment
PCD:  purchased credit deteriorated
PD:  probability of default
PPP: Paycheck Protection Program
Renewable Energy:  investment tax credits for solar projects
SBA:  Small Business Administration
SEC:  Securities and Exchange Commission
TBA:  to be announced
TDR:  troubled debt restructuring

OLD NATIONAL BANCORP
2021 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

In this report, we have made various statements regarding current expectations or forecasts of future events, which speak only as of the date the statements are made.  These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are also made from time-to-time in press releases and in oral statements made by the officers of Old National Bancorp (“Old National” or the “Company”).  Forward-looking statements can be identified by the use of the words “objective,” “expect,” “may,” “could,” “will,” “intend,” “project,” “estimate,” “believe,” “anticipate,” or the negative of those terms, and other words of similar meaning.  Forward-looking statements also include, but are not limited to, statements regarding estimated cost savings, plans and objectives for future operations, the Company’s business and growth strategies, including future acquisitions of banks, regulatory developments, and expectations about performance as well as economic and market conditions and trends.

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
•significant changes in accounting, tax, or regulatory practices or requirements;
•new legal obligations or liabilities or unfavorable resolutions of litigations;
•disruptive technologies in payment systems and other services traditionally provided by banks; and
•operational risks or risk management failures by us or critical third parties, including without limitation with respect to data processing, information systems, cybersecurity, technological changes, vendor problems, business interruption, and fraud risks.
Investors should consider these risks, uncertainties, and other factors in addition to the factors under the heading “Risk Factors” included in this filing and our other filings with the SEC.

PART I
ITEM 1.    BUSINESS
GENERAL
Old National, the financial holding company of Old National Bank, our wholly-owned banking subsidiary (“Old National Bank”), is incorporated in the state of Indiana and maintains its principal executive office in Evansville, Indiana.  Through our wholly-owned banking subsidiary, we provide a wide range of services, including commercial and consumer loan and depository services, private banking, brokerage, trust, investment advisory, and other traditional banking services.
On May 30, 2021, Old National and First Midwest entered into a definitive merger agreement to combine in an all-stock merger of equals transaction to create a premier Midwestern bank with approximately $45 billion of combined assets. Under the terms and subject to the conditions set forth in the merger agreement, First Midwest and Old National will merge, with Old National continuing as the surviving entity and dual headquarters in Evansville, Indiana and Chicago, Illinois. We received approval of the merger from the OCC, the Federal Reserve, and the shareholders of both Old National and First Midwest. The merger is expected to occur after the close of business and after the end of regular trading hours on the NASDAQ Stock Market on February 15, 2022, subject to customary closing conditions.
The merger of equals of Old National and First Midwest partners two highly compatible organizations with over 270 combined years of service and a shared relationship banking focus, consistent business models and credit cultures, and an unwavering commitment to community. The combined organization will have a presence in six of the largest metropolitan markets in the Midwest.
First Midwest Bank, which is First Midwest’s principal subsidiary, currently provides a full range of commercial, treasury management, equipment leasing, consumer, wealth management, trust and private banking products and services through approximately 110 locations in metropolitan Chicago, southeast Wisconsin, northwest Indiana, central and western Illinois and eastern Iowa, and other markets in the Midwest.
COMPANY PROFILE
Old National Bank was founded in 1834 and is the oldest company in Evansville, Indiana.  In 1982, Old National Bancorp was formed and in 2001 we became a financial holding company. We are currently the largest financial holding company headquartered in the state of Indiana with consolidated assets of $24.5 billion at December 31, 2021.
At December 31, 2021, Old National Bank operated 162 banking centers located primarily in Indiana, Kentucky, Michigan, Minnesota, and Wisconsin. Each of the banking centers of Old National Bank provide a group of similar community banking services, including such products and services as commercial, real estate, and consumer loans, time deposits, checking and savings accounts, cash management, brokerage, trust, and investment advisory services.  The individual banking centers located throughout our Midwest footprint have similar operating and economic characteristics.
We earn interest income on loans as well as fee income from the origination of loans.  Lending activities include loans to individuals, which primarily consist of home equity lines of credit, residential real estate loans, and consumer loans, and loans to commercial clients, which include commercial loans, commercial real estate loans, letters of credit, and lease financing.  Residential real estate loans are either kept in our loan portfolio or sold to secondary investors, with gains or losses from the sales being recognized.
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
During 2021, we implemented certain revenue initiatives for our technology, Commercial, Wealth, Treasury Management, and Community areas, as previously disclosed as part of our ONB Way strategic initiative.
HUMAN CAPITAL RESOURCES
At December 31, 2021, we employed 2,374 full-time equivalent team members. Old National respects, values, and welcomes diversity in our team members, clients, suppliers, and marketplace. We seek to recognize the unique contribution each individual brings to our company, and we are fully committed to supporting a rich culture of diversity as a cornerstone to our success. Old National provides professional development opportunities to team members and seeks to improve retention, development, and job satisfaction of team members from diverse groups by providing career skills training, peer mentoring, and opportunities to interact with senior leaders. In addition to our standard benefits, our team members have access to dedicated healthcare clinics and alternative work schedules for maternity, paternity, and foster-care leave.
Old National team members actively share their talents in their communities through volunteer activities in education, economic development, human and health services, and Community Reinvestment. We have a program that allows each team member to be paid up to 24 hours per year, with supervisory approval, to volunteer for activities in their community during normal work hours. During 2021, team members logged nearly 39,500 hours in support of more than 1,500 organizations. Even during the COVID-19 pandemic, Old National team members have found creative ways to give back to their communities by donating blood, making masks for healthcare workers, and serving on local boards, just to name a few. Team member volunteers are recognized for their efforts on our Corporate Portal. Team members with 25 hours or more of service each year join the “Volunteer Honor Roll” in Old National’s annual communications.
We are committed and focused on the health and safety of our team members, clients, and communities. The COVID-19 pandemic has presented challenges to maintain team member and client safety while continuing to be open for business. Accordingly, we have taken a variety of steps to support individuals and businesses impacted by the economic shock of COVID-19. This includes policy and procedural changes for our team members, hardship support and PPP assistance for our clients, and monetary and volunteer help for our community partners.
We believe the merger with First Midwest will enable the combined entity to build on both organizations’ longstanding history of service, enhance its ability to champion community initiatives and drive positive change throughout its footprint. From First Midwest’s multiple recognitions as a Best Place to Work to Old National’s 10-year run as one of the World’s Most Ethical companies, the combined institution will remain committed to fostering a strong culture of collaboration and trust, empowering its employees to flourish.
MARKET AREA
We own the largest bank headquartered in Indiana.  Operating from a home base in Evansville, Indiana, we have continued to grow our footprint in Indiana, Kentucky, Michigan, Minnesota, and Wisconsin.  Since the beginning of 2011, Old National has transformed its franchise by reducing low-return businesses and low-growth markets and investing in higher-growth markets.

The following table reflects information on the top markets we currently serve.

Metropolitan Statistical Area	Deposits as a Percent of Old National Bank Franchise (%)	Deposits Per Branch ($M)	2010-2022 Population Change (%)	2022-2027 Projected Population Change (%)	2022 Median Household Income ($)	2022-2027 Projected Household Income Change (%)
Minneapolis-St. Paul-Bloomington, MN-WI	21.6	138.8	12.2	4.5	92,084	10.6
Evansville, IN-KY	16.5	185.3	2.0	1.6	61,866	8.5
Indianapolis-Carmel-Anderson, IN	10.0	89.4	12.9	4.0	71,008	13.5
Bloomington, IN	5.1	183.6	7.0	2.7	59,439	13.1
Madison, WI	4.8	78.3	13.4	4.2	83,342	10.6
Terre Haute, IN	3.2	113.0	(2.1)	0.4	55,050	8.8
Ann Arbor, MI	2.5	111.3	7.6	2.2	84,529	11.7
Jasper, IN	2.3	82.0	0.9	1.4	64,218	6.4
Fort Wayne, IN	2.3	102.0	8.9	3.6	65,047	11.6
Grand Rapids-Kentwood, MI	2.2	96.4	11.1	3.4	71,891	10.4
National average			8.3	3.2	72,465	12.1
Weighted average total Old National Bank			6.3	2.6	70,601	10.2
Source: S&P Global Market Intelligence
STRATEGIC TRANSACTIONS
Since the formation of Old National in 1982, we have acquired over 50 financial institutions and other financial services businesses.  Future acquisitions and divestitures will be driven by a disciplined financial evaluation process and will be consistent with the existing basic banking strategy, which focuses on community banking, client relationships, and consistent quality earnings.  Targeted geographic markets for acquisitions include mid-size markets with average to above average growth rates.
We anticipate that, as with previous acquisitions, the consideration paid by us in future acquisitions may be in the form of cash, debt, or Old National stock, or a combination thereof.  The amount and structure of such consideration is based on reasonable growth and cost savings assumptions and a thorough analysis of the impact on both long- and short-term financial results.
On May 30, 2021, Old National entered into a definitive merger agreement with First Midwest to combine in an all-stock merger of equals transaction. Under the terms of the merger agreement, which were unanimously approved by the Boards of Directors of both companies and subsequently approved by the shareholders of both companies, First Midwest stockholders will receive 1.1336 shares of Old National common stock for each share of First Midwest common stock they own. Holders of First Midwest Common Stock will receive cash in lieu of fractional shares. Each share of 7.000% fixed-rate non-cumulative perpetual preferred stock, Series A, no par value, and each share of 7.000% fixed-rate non-cumulative perpetual preferred stock, Series C, no par value, of First Midwest will be converted into the right to receive one share of a newly created series of preferred stock of Old National having terms that are not materially less favorable than the outstanding First Midwest preferred stock. Following completion of the transaction, former First Midwest stockholders are expected to collectively represent approximately 44% of the combined company. The new organization will operate under the Old National Bancorp and Old National Bank names, with corporate headquarters located in Evansville, Indiana and commercial and consumer banking operations headquartered in Chicago, Illinois. With all necessary regulatory and shareholder approvals received, the merger is expected to occur after the close of business and after the end of regular trading hours on the NASDAQ Stock Market on February 15, 2022, subject to customary closing conditions.
Our other most recent acquisitions included the following:
•Anchor Bank, N.A., headquartered in the Twin Cities, through a stock and cash consideration merger on November 1, 2017 that added 17 banking centers in Minnesota; and
•Minnesota-based Klein through a 100% stock consideration merger on November 1, 2018 that added 18 banking centers serving the Twin Cities and its western communities in Minnesota.

Divestitures
Since the beginning of 2011 through the end of 2021, we consolidated or sold over 230 banking centers as part of our continued banking center rationalization.  Over the same period, we more than tripled our assets and increased our average total deposits per banking center from $34 million to approximately $115 million, while only increasing our number of banking centers by one from 161 to 162.
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
COMPETITION
The banking industry and related financial service providers operate in a highly competitive market.  Old National competes with financial service providers such as other commercial banks, savings and loan associations, credit unions, mortgage banking firms, Financial Technology, or “FinTech,” companies, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds, and other financial intermediaries.
Some of our nonfinancial institution competitors may have fewer regulatory constraints, broader geographic service areas, greater capital, and, in some cases, lower cost structures.  In addition, competition for quality clients has intensified as a result of changes in regulation, mergers and acquisitions, advances in technology and product delivery systems, consolidation among financial service providers, bank failures, and the conversion of certain former investment banks to bank holding companies.
SUPERVISION AND REGULATION
Old National is subject to extensive and comprehensive regulation under federal and state laws.  The regulatory framework is intended primarily for the protection of depositors, federal deposit insurance funds, and the banking system as a whole and not for the protection of shareholders or creditors.
Significant elements of certain laws and regulations applicable to Old National and its subsidiaries are described below.  The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes, regulations, and policies that are described.  Also, such statutes, regulations, and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies and subject to change.  A change in statutes, regulations, or regulatory policies applicable to Old National and its subsidiaries, for which Old National cannot predict, could have a material effect on the business of the Company.
Bank Holding Company Regulation.  Old National is registered as a bank holding company.  It is subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”).  Generally, the BHC Act governs the acquisition and control of banks and non-banking companies by bank holding companies and requires bank holding companies to register with the Federal Reserve. The BHC Act also regulates the business activities of non-bank subsidiaries of bank holding companies as well as the business activities and other relationships of the bank holding company and its non-bank affiliates with the bank holding company’s bank subsidiaries. The BHC Act requires a bank holding company to file an annual report of its operations and such additional information as the Federal Reserve may require. A bank holding company and its subsidiaries are subject to examination and supervision by the Federal Reserve.
The BHC Act, the Bank Merger Act, and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires the prior approval of the Federal Reserve for the direct or indirect acquisition by a bank holding company of more than 5.0% of the voting shares of a commercial bank or its holding company. Under the BHC Act or the Bank Merger Act, the prior approval of the Federal Reserve or other appropriate bank regulatory authority is required for a bank holding company to acquire control of another bank or for a member bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s managerial and financial resources, the applicant’s performance record under the Community Reinvestment Act of 1977, as amended (the “CRA”), fair housing laws and other laws, including consumer compliance laws, and the effectiveness of the banks in combating money laundering activities.
In addition, the BHC Act prohibits (with certain exceptions) a bank holding company that has not elected to become a financial holding company from acquiring direct or indirect control or ownership of more than 5.0% of the voting shares of any “non-banking” company unless the non-banking activities are found by the Federal Reserve to be “so closely related to banking as to be a proper incident thereto.” Under current regulations of the Federal Reserve, a bank holding company and its non-bank subsidiaries are permitted to engage in such banking-related business ventures as consumer finance, equipment leasing, data processing, mortgage banking, financial and investment advice, securities brokerage services, and other activities.
The Gramm-Leach-Bliley Act of 1999, as amended (the “GLB Act”), allows certain bank holding companies to elect to be treated as a financial holding company (an “FHC”) that may offer clients a more comprehensive array of financial products and services. At this time, the Company has not elected to be a FHC.
Transactions with Affiliates.  Any transactions between Old National Bank and any of its affiliates are regulated by the Federal Reserve. The Federal Reserve’s regulations limit the types and amounts of covered transactions permissible for Old National and Old National Bank to engage in and require those transactions to be on terms at least as favorable to Old National Bank as would be a transaction conducted between unaffiliated third-parties. Covered transactions are defined by statute to include:
•A loan or extension of credit by a commercial bank to an affiliate, as well as a purchase of securities issued by an affiliate on arm’s length terms.
•The purchase of assets by a commercial bank from an affiliate, unless otherwise exempted by the Federal Reserve.
•Certain derivative transactions involving a commercial bank that create a credit exposure to an affiliate.
•The acceptance by a commercial bank of securities issued by an affiliate as collateral for any loan.
•The issuance of a guarantee, acceptance, or letter of credit by a commercial bank on behalf of or for the benefit of an affiliate.
In general, these regulations require that any extension of credit by Old National Bank (or its subsidiaries) to or for the benefit of an affiliate must be secured by designated amounts of specified collateral and must be limited to certain thresholds on an individual credit and aggregate basis.
Old National Bank is also limited as to how much and on what terms it may lend to its insiders and the insiders of its affiliates, including its affiliates and its affiliates’ executive officers and directors.
Source of Strength.  Federal Reserve policy and federal law require bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under this requirement, a bank holding company is expected to commit financial resources to support its bank subsidiary even at times when the holding company may not be in a financial position to provide such resources or when the holding company may not be inclined to provide it. Any loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to priority of payment.
Community Reinvestment Act.  The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practices. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low-income and moderate-income individuals and small businesses in those communities. Federal and state regulators conduct CRA examinations on a regular basis to assess the performance of financial institutions and assign one of four ratings to the institution’s record of meeting the credit needs of its community. Bank regulators take into account CRA ratings when considering approval of a proposed merger or acquisition. Old National Bank received a rating of “satisfactory” in its latest CRA examination. In December 2019, the OCC and the FDIC issued a notice of proposed rulemaking intended to (i) clarify which activities qualify for CRA credit; (ii) update where activities count for CRA credit; (iii) create a more transparent and objective method for measuring CRA performance; and (iv) provide for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting. However, the Federal Reserve has not joined the proposed rulemaking. In May 2020, the OCC issued its final CRA rule, which was later rescinded in December 2021. The FDIC has not finalized any revisions to its CRA rule. In September 2020, the Federal Reserve issued an advance notice of proposed rulemaking that seeks public comment on ways to modernize the Federal Reserve’s CRA regulations. The effects on the Company and Old National Bank of any potential change to the CRA rules will depend on the final form of any federal rulemaking and cannot be predicted at this time. Management will continue to evaluate any changes to the CRA’s regulations and their impact to the Company’s and Old National Bank’s financial condition, results of operations, or liquidity.
Financial Privacy.  Under the GLB Act, a financial institution may not disclose non-public personal information about a consumer to unaffiliated third-parties unless the institution satisfies various disclosure requirements and the consumer has not elected to opt out of the information sharing. The financial institution must provide its clients with a notice of its privacy policies and practices. The Federal Reserve, the FDIC, and other financial regulatory agencies issued regulations implementing notice requirements and restrictions on a financial institution’s ability to disclose non-public personal information about consumers to unaffiliated third-parties.
In addition, privacy and data protection are areas of increasing state legislative focus, and several states have recently enacted consumer privacy laws that impose significant compliance obligations with respect to personal information. Similar laws may in the future be adopted by states where the Company and Old National Bank do business. Furthermore, privacy and data protection areas are expected to receive additional attention at the Federal level. The potential effects of state or Federal privacy and data protection laws on the Company’s business cannot be determined at this time, and will depend both on whether such laws are adopted by states in which the Company does business and/or at the Federal level and the requirements imposed by any such laws.
Bank Secrecy Act and the USA Patriot Act. The U.S. Bank Secrecy Act (“BSA”) and USA PATRIOT Act require financial institutions to develop programs to prevent them from being used for, and to detect and deter, money laundering, terrorist financing, and other illegal activities. If such activities are detected or suspected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of clients seeking to open new accounts and monitoring these accounts on an ongoing basis to ensure that such accounts are not used for illegal purposes. Failure to comply with these requirements could have serious financial, legal, and reputational consequences, including the imposition of civil money penalties, cease and desist orders, or causing applicable bank regulatory authorities not to approve merger or acquisition transactions.
In January 2021, the Anti-Money Laundering Act of 2020 (“AMLA”), which amends the BSA, was enacted. Among other things, the AMLA codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the Treasury to promulgate priorities for anti-money laundering and countering the financing of terrorism policy; requires the development of standards by the Treasury for testing technology and internal processes for BSA compliance; expands enforcement- and investigation-related authority, including a significant expansion in the available sanctions for certain BSA violations; and expands BSA whistleblower incentives and protections. Many of the statutory provisions in the AMLA will require additional rulemaking, reports and other measures, and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance.
Office of Foreign Assets Control Regulation. The U.S. imposes economic sanctions that affect transactions with designated foreign countries, nationals, and others. These sanctions are administered by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”). These sanctions include: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country, and (ii) blocking assets in which the government or specially designated nationals of the sanctioned country have an interest by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off, or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious financial, legal, and reputational consequences for the institution, including the imposition of civil money penalties, or causing applicable bank regulatory authorities not to approve merger or acquisition transactions.
The Dodd-Frank Wall Street Reform and Consumer Protection Act.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and related regulations impose significant obligations on the Company, compliance with which has resulted, and will continue to result, in significant operating costs.
Enhanced Prudential Standards – The Dodd-Frank Act, as amended by the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (“EGRRCPA”), directs the Federal Reserve to monitor emerging risks to financial stability and enact enhanced supervision and prudential standards. As a bank holding company with less than $100 billion of total consolidated assets, the Dodd Frank Act’s enhanced prudential standards generally are not applicable to the Company. Prior to the passage of EGRRCPA, Federal Reserve rules required publicly traded bank holding companies with $10 billion or more of total consolidated assets to establish risk committees. The Company established a risk committee in accordance with this requirement. In October 2019, the Federal Reserve adopted a rule that tailors the application of the enhanced prudential standards to BHCs pursuant to the EGRRCPA amendments, including by raising the asset threshold for application of many of these standards. Pursuant to the final rules, publicly traded bank holding companies with between $10 billion and $50 billion of total consolidated assets, including the Company, are no longer required to maintain a risk committee. The Company has determined that it will nevertheless retain its Board and management risk committees.
Consumer Financial Protection – The Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”) as an independent unit within the Federal Reserve. The powers of the CFPB currently include primary enforcement and exclusive supervision authority for federal consumer financial laws over insured depository institutions with assets of $10 billion or more, such as Old National Bank, and their affiliates. This includes the right to obtain information about an institution’s activities and compliance systems and procedures and to detect and assess risks to consumers and markets.
The CFPB engages in several activities, including (i) investigating consumer complaints about credit cards and mortgages, (ii) launching supervisory programs, (iii) conducting research for and developing mandatory financial product disclosures, and (iv) engaging in consumer financial protection rulemaking.
Old National Bank is also subject to a number of regulations intended to protect consumers in various areas, such as equal credit opportunity, fair lending, customer privacy, identity theft, and fair credit reporting. For example, Old National Bank is subject to the Federal Truth in Savings Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act. Electronic banking activities are subject to federal law, including the Electronic Funds Transfer Act. Consumer loans made by Old National Bank are subject to applicable provisions of the Federal Truth in Lending Act. Other consumer financial laws include the Equal Credit Opportunity Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, and applicable state laws.
In addition, state authorities are responsible for monitoring the Company’s compliance with all state consumer laws. Failure to comply with these federal and state requirements could have serious legal and reputational consequences for the Company and Old National Bank, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions, civil money penalties, and injunctive and remedial relief.
Interchange Fees – The Company is subject to interchange fee limitations that establish a maximum permissible interchange fee equal to no more than 21 cents plus five basis points of the transaction value for many types of debit interchange transactions. Interchange fees, or “swipe” fees, are charges that merchants pay to card-issuing banks, such as Old National Bank, for processing electronic payment transactions. Additional Federal Reserve rules allow a debit card issuer to recover one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements. The Company is in compliance with these fraud-related requirements. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.
Volcker Rule - The so-called “Volcker Rule” issued under the Dodd-Frank Act restricts the ability of the Company and its subsidiaries, including Old National Bank, to sponsor or invest in private funds or to engage in certain types of proprietary trading, except as permitted by the Volcker Rule. The Company generally does not engage in the businesses prohibited by the Volcker Rule; therefore, the Volcker Rule does not have a material effect on the operations of the Company and its subsidiaries.
Capital Requirements. The Company and Old National Bank are each required to comply with certain risk-based capital and leverage requirements under capital rules (the “Basel III Capital Rules”) adopted by the Federal Reserve. These rules implement the Basel III framework set forth by the Basel Committee on Banking Supervision (the “Basel Committee”) as well as certain provisions of the Dodd-Frank Act.

Under the Basel III Capital Rules, the Company and Old National Bank are required to maintain the following:
•A minimum ratio of Common equity Tier 1 capital (“CET1”) to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” that is composed entirely of CET1 capital (resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0%).
•A minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (resulting in a minimum Tier 1 capital ratio of 8.5%).
•A minimum ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (resulting in a minimum total capital ratio of 10.5%).
•A minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.
The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum, but below the conservation buffer, will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall and the institution’s “eligible retained income” (that is, the greater of (i) net income for the preceding four quarters, net of distributions and associated tax effects not reflected in net income and (ii) average net income over the preceding four quarters).
The Basel III Capital Rules also provide for a number of deductions from and adjustments to CET1 that include, for example, goodwill, other intangible assets, and deferred tax assets that arise from net operating loss and tax credit carryforwards net of any related valuation allowance. Mortgage servicing rights and deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and investments in non-consolidated financial institutions must also be deducted from CET1 to the extent that they exceed certain thresholds. The Company and Old National Bank, as non-advanced approaches banking organizations as classified under the Basel III Capital Rules, made a one-time permanent election to exclude the effects of certain AOCI items included in shareholders’ equity under GAAP in determining regulatory capital ratios.
In November 2017, the federal bank regulators issued a final rule that extended certain transition provisions related to the capital treatment for certain deferred tax assets, mortgage servicing rights, investments in non-consolidated financial entities, and minority interests for banking organizations that are not subject to the advanced approaches framework under the Basel III Capital Rules, such as the Company and Old National Bank, until January 1, 2020 when final rules to simplify the regulatory treatment of those items took effect (the “Capital Simplification Rules”).
In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including the recalibration of risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provide a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2023, with an aggregate output floor phasing in through January 1, 2028. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches banking organizations, and not to the Company or Old National Bank. The impact of Basel IV on the Company and Old National Bank will depend on the manner in which it is implemented by the federal bank regulators.
Prompt Corrective Action.  The Federal Deposit Insurance Act (the “FDIA”) requires the federal banking agencies to take “prompt corrective action” for depository institutions that do not meet the minimum capital requirements. The FDIA includes the following five capital tiers: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend on how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total risk-based capital ratio, the Tier 1 risk-based capital ratio, the CET1 capital ratio, and the leverage ratio.

A bank will be:
•“Well-capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a CET1 capital ratio of 6.5% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure.
•“Adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a CET1 capital ratio of 4.5% or greater, and a leverage ratio of 4.0% or greater and is not “well-capitalized.”
•“Undercapitalized” if the institution has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a CET1 capital ratio of less than 4.5%, or a leverage ratio of less than 4.0%.
•“Significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a CET1 capital ratio of less than 3.0% or a leverage ratio of less than 3.0%.
•“Critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets.
An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating for certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes. As of December 31, 2021, Old National Bank’s capital ratios were all in excess of the minimum requirements for “well-capitalized” status.
The FDIA prohibits an insured depository institution from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is well-capitalized or is adequately capitalized and receives a waiver from the FDIC. A depository institution that is adequately capitalized and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market areas.
In addition, the FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, the depository institution’s parent holding company must guarantee that the institution will comply with the capital restoration plan and must also provide appropriate assurances of performance for a plan to be acceptable. The aggregate liability of the parent holding company is limited to the lesser of an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable to the institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”
“Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions may be subject to the appointment of a receiver or conservator.
Dividends Limitation.  Old National Bank is subject to the provisions of the National Bank Act, is supervised, regulated, and examined by the OCC, and is subject to the rules and regulations of the OCC, the Federal Reserve, and the FDIC.  A substantial portion of Old National’s revenue is derived from dividends paid to it by Old National Bank.  These dividends are subject to various legal and regulatory restrictions as summarized in Note 24 to the consolidated financial statements.
Deposit Insurance.  Substantially all of the deposits of Old National Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) which is administered by the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It may also prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the DIF. Insurance of deposits may be terminated by the FDIC upon a finding that the institution engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or written agreement entered into with the FDIC.
FDIC assessment rates for large institutions that have more than $10 billion of assets, such as Old National Bank, are calculated based on a “scorecard” methodology that seeks to capture both the probability that an individual large institution will fail and the magnitude of the impact on the DIF if such a failure occurs, based primarily on the difference between the institution’s average of total assets and average tangible equity. The FDIC has the ability to make discretionary adjustments to the total score, up or down, based upon significant risk factors that are not adequately captured in the scorecard. For large institutions, including Old National Bank, after accounting for potential base-rate adjustments, the total assessment rate could range from 1.5 to 40 basis points on an annualized basis. Old National’s most recent assessment rate was 2.94 basis points. An institution’s assessment is determined by multiplying its assessment rate by its assessment base, which is asset based.
Depositor Preference.  The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including depositors whose deposits are payable only outside of the United States, and the parent bank holding company with respect to any extensions of credit they have made to such insured depository institution.
Employee Incentive Compensation.  Under regulatory guidance applicable to all banking organizations, incentive compensation policies must be consistent with safety and soundness principles. Under this guidance, financial institutions must review their compensation programs to ensure that they: (i) provide employees with incentives that appropriately balance risk and reward and that do not encourage imprudent risk, (ii) are compatible with effective controls and risk management, and (iii) are supported by strong corporate governance, including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation.
During 2016, as required by the Dodd-Frank Act, the federal bank regulatory agencies and the SEC proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion of total assets (including the Company and Old National Bank). These proposed rules have not been finalized.
Cybersecurity.  The federal banking agencies have established certain expectations with respect to an institution’s information security and cybersecurity programs, with an increasing focus on risk management, processes related to information technology and operational resiliency, and the use of third-parties in the provision of financial services. In October 2016, the federal banking agencies jointly issued an advance notice of proposed rulemaking on enhanced cybersecurity risk-management and resilience standards that would address five categories of cyber standards which include (i) cyber risk governance, (ii) cyber risk management, (iii) internal dependency management, (iv) external dependency management, and (v) incident response, cyber resilience, and situational awareness. As proposed, these enhanced standards would apply only to depository institutions and depository institution holding companies with total consolidated assets of $50 billion or more; however, it is possible that if these enhanced standards are implemented, even if the $50 billion threshold is increased, the Federal Reserve will consider them in connection with the examination and supervision of banks below the $50 billion threshold. The federal banking agencies have not yet taken further action on these proposed standards.
State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. We expect this trend of state-level activity in those areas to continue and are continually monitoring developments in the states in which the Company operates.
In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.

In November 2021, the United States federal bank regulatory agencies adopted a rule regarding notification requirements for banking organizations related to significant computer security incidents. Under the final rule, a bank holding company and a state member bank are required to notify the Federal Reserve within 36 hours of incidents that have materially disrupted or degraded, or are reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. The rule is effective April 1, 2022, with compliance required by May 1, 2022.
Safety and Soundness Regulations.  In accordance with the FDIA, the federal banking agencies adopted safety and soundness guidelines establishing general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, cybersecurity, liquidity, data protection, asset growth, asset quality, earnings, compensation, fees, and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify, monitor, and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder. In addition, regulations adopted by the federal banking agencies authorize the agencies to require that an institution that has been given notice that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, the institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the agency must issue an order directing corrective actions and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of FDIA. If the institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties and cease and desist orders.
Federal Home Loan Bank System.  Old National Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the FHLBI, Old National Bank is required to acquire and hold shares of capital stock of the FHLBI in an amount at least equal to the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. For Old National Bank, the membership stock purchase requirement is 1.0% of the Mortgage-Related Assets, as defined by the FHLBI, which consists principally of residential mortgage loans and mortgage-backed securities, held by Old National Bank.  The activity-based stock purchase requirement is equal to the sum of: (1) a specified percentage ranging from 2.0% to 5.0%, which for Old National Bank is 5.0%, of outstanding borrowings from the FHLBI; (2) a specified percentage ranging from 0.0% to 5.0%, which for Old National Bank is 3.0%, of the outstanding principal balance of Acquired Member Assets, as defined by the FHLBI, and delivery commitments for Acquired Member Assets; (3) a specified dollar amount related to certain off-balance sheet items, which for Old National Bank is inapplicable; and (4) a specified percentage ranging from 0.0% to 5.0% of the carrying value on the FHLBI’s balance sheet of derivative contracts between the FHLBI and Old National Bank, which for Old National Bank is inapplicable. The FHLBI can adjust the specified percentages and dollar amount from time to time within the ranges established by the FHLBI capital plan. As of December 31, 2021, Old National Bank was in compliance with the minimum stock ownership requirement.
Future Legislation and Regulation. In addition to the specific legislation and regulations described above, various laws and regulations are being considered by federal and state governments and regulatory agencies that may change banking statutes and the Company’s and Old National Bank’s operating environment in substantial and unpredictable ways and may increase reporting requirements and compliance costs. These changes could increase or decrease the cost of doing business, increase the Company’s expenses, decrease the Company’s revenue, limit or expand permissible activities or change the activities in which the Company chooses to engage, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions in ways that could adversely affect the Company and Old National Bank.
Regulatory Approval for Acquisitions. In July 2021, an executive order was issued on competition, which included provisions relating to bank mergers. These provisions “encourage” the Department of Justice and the federal banking regulators to update guidelines on banking mergers and to provide more scrutiny of bank mergers.

AVAILABLE INFORMATION
All reports filed electronically by Old National with the SEC, including the annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements, other information and amendments to those reports filed or furnished (as applicable), are accessible at no cost on Old National’s web site at www.oldnational.com as soon as reasonably practicable after electronically submitting such materials to the SEC.  In addition, the SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
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
Furthermore, the board of directors and executive leadership of the combined company will consist of former directors and executive officers from each of Old National and First Midwest. Combining the boards of directors and management teams of each company into a single board and a single management team could require the reconciliation of differing priorities and philosophies. With the increase in size of Old National’s business following the merger, Old National’s future success depends, in part, upon the ability of such management team to handle potential challenges related to the management and monitoring of new operations and associated increased costs and complexity.
The combined company may be unable to retain Old National and/or First Midwest personnel successfully after the merger is completed.
The success of the merger will depend in part on the combined company’s ability to retain the talent and dedication of key employees currently employed by Old National and First Midwest. It is possible that these employees may decide not to remain with Old National or First Midwest, as applicable, while the merger is pending or with the combined company after the merger is consummated. If Old National and First Midwest are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, Old National and First Midwest could face disruptions in their operations, loss of existing clients, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, following the merger, if key employees terminate their employment, the combined company’s business activities may be adversely affected, and management’s attention may be diverted from successfully hiring suitable replacements, all of which may cause the combined company’s business to suffer. Old National and First Midwest also may not be able to locate or retain suitable replacements for any key employees who leave either company.
The COVID-19 pandemic may delay and adversely affect the completion of the merger and the integration of the businesses of Old National and First Midwest.
The COVID-19 pandemic has created economic and financial disruptions that adversely affected, and are likely to continue to adversely affect, the business, financial condition, liquidity, capital, and results of operations of Old National. If the effects of the COVID-19 pandemic cause a continued or extended decline in the economic environment and the financial results of Old National, or the business operations of Old National are further disrupted as a result of the COVID-19 pandemic, efforts to complete the merger and integrate the businesses of Old National and First Midwest may also be delayed and adversely affected.
Failure to complete the merger could negatively impact Old National.
If the merger is not completed for any reason, there may be various adverse consequences and Old National may experience negative reactions from the financial markets and from its clients and employees. For example, Old National’s business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the merger agreement is terminated, the market price of Old National common stock could decline to the extent that current market prices reflect a market assumption that the merger will be beneficial and will be completed. Old National also could be subject to litigation related to any failure to complete the merger or to proceedings commenced against Old National to perform its obligations under the merger agreement. If the merger agreement is terminated under certain circumstances, Old National may be required to pay a termination fee of $97 million to First Midwest.
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
Old National is subject to business uncertainties and contractual restrictions while the merger is pending.
Uncertainty about the effect of the merger on employees and clients may have an adverse effect on Old National. These uncertainties may impair Old National’s ability to attract, retain and motivate key personnel until the merger is completed, and could cause clients and others that deal with Old National to seek to change existing business relationships with Old National. In addition, subject to certain exceptions, Old National has agreed to operate its business in the ordinary course in all material respects and to refrain from taking certain actions that may adversely affect its ability to consummate the transactions contemplated by the merger agreement on a timely basis without the consent of First Midwest. These restrictions may prevent Old National from pursuing attractive business opportunities that may arise prior to the completion of the merger.

Shareholder litigation related to the merger could prevent or delay the completion of the merger, result in the payment of damages or otherwise negatively impact the business and operations of Old National.
Two lawsuits and four demand letters relating to the disclosures contained in the joint proxy statement/prospectus distributed to Old National shareholders in connection with the merger have been filed or delivered by alleged stockholders of First Midwest. Among other remedies, these lawsuits and demand letters, and additional litigation or demand letters related to the merger in the future, may seek information, damages and/or to enjoin the merger. While Old National believes that the claims asserted in the civil litigation are without merit, if any plaintiff were successful in obtaining an injunction prohibiting First Midwest or Old National from completing the merger or any other transactions contemplated by the merger agreement, then such injunction may delay or prevent the effectiveness of the merger and could result in costs to Old National, including costs in connection with the defense or settlement of any shareholder lawsuits filed in connection with the merger. Further, such lawsuits and demand letters and the defense or settlement of claims contained in any such lawsuits or arising out of any demand letters may have an adverse effect on the financial condition and results of operations of Old National.
The merger agreement may be terminated in accordance with its terms and the merger may not be completed.
The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include: (i) approval by First Midwest stockholders of the First Midwest merger proposal and the approval by Old National shareholders of the Old National merger proposal at each company’s respective special meeting held on September 15, 2021, which approvals were obtained; (ii) authorization for listing on NASDAQ of the shares of Old National common stock and new Old National preferred stock to be issued in the merger, subject to official notice of issuance; (iii) the receipt of required regulatory approvals, including the approval of the OCC and the Federal Reserve, both of which have been obtained; and (iv) the absence of any order, injunction, decree or other legal restraint preventing the completion of the merger, the subsequent merger of First Midwest Bank and Old National Bank (the “bank merger”) or any of the other transactions contemplated by the merger agreement or making the completion of the merger, the bank merger or any of the other transactions contemplated by the merger agreement illegal. Each party’s obligation to complete the merger is also subject to certain additional customary conditions, including (a) subject to applicable materiality standards, the accuracy of the representations and warranties of the other party, (b) the performance in all material respects by the other party of its obligations under the merger agreement, (c) the receipt by each party of an opinion from its counsel to the effect that the merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986 and (d) the execution and delivery of the bank merger agreement.
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
The merger agreement limits Old National’s abilities to pursue alternatives to the merger and may discourage other companies from trying to acquire Old National.
The merger agreement contains “no shop” covenants that restrict Old National’s ability to, directly or indirectly, among other things, initiate, solicit, knowingly encourage or knowingly facilitate, inquiries or proposals with respect to, or, subject to certain exceptions generally related to the exercise of fiduciary duties by Old National’s board of directors, engage in any negotiations concerning, or provide any confidential or non-public information or data relating to, any alternative acquisition proposals. These provisions, which include a $97 million termination fee payable under certain circumstances, may discourage a potential third-party acquirer that might have an interest in acquiring all or a significant part of Old National from considering or proposing that acquisition.

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

Old National’s business, financial condition, liquidity, capital, and results of operations have been, and may continue to be, adversely affected by the COVID-19 pandemic.
The COVID-19 pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, the Company’s business, financial condition, liquidity, loans, asset quality, capital, and results of operations. The extent to which the COVID-19 pandemic will continue to negatively affect the Company will depend on future developments that are highly uncertain and cannot be predicted and many of which are outside of the Company’s control. These future developments may include the scope and duration of the COVID-19 pandemic, the emergence of new variants of COVID-19, the possibility of future resurgences of the COVID-19 pandemic, the continued effectiveness of the Company’s business continuity plan including work-from-home arrangements and staffing at branches and certain other facilities, the direct and indirect impact of the COVID-19 pandemic on the Company’s employees, clients, counterparties and service providers, as well as on other market participants, actions taken, or that may yet be taken, by governmental authorities and other third parties in response to the COVID-19 pandemic, and the effectiveness and public acceptance of vaccines for COVID-19.

Although financial markets have largely rebounded from the significant declines that occurred earlier in the pandemic and global economic conditions showed signs of improvement during the second half of 2020 and throughout 2021, many of the circumstances that arose or became more pronounced after the onset of the COVID-19 pandemic persist, including:
•supply chain issues remain unresolved for longer than anticipated and decreased consumer and business confidence and economic activity, leading to certain lower loan demand and an increased risk of loan delinquencies, defaults, and foreclosures;
•ratings downgrades, credit deterioration and defaults in many industries, including, but not limited to, recreation and entertainment, hotels, and restaurants, as well as across consumer unsecured installment loans;
•a decrease in the rates and yields on U.S. Treasury securities, which may lead to further decreased net interest income;
•volatility in financial and capital markets, interest rates, and exchange rates;
•declines in collateral values;
•increased demands on capital and liquidity;
•a reduction in the value of the assets that the Company manages or otherwise administers or services for others, affecting related fee income and demand for the Company’s services;
•heightened cybersecurity, information security, and operational risks as cybercriminals attempt to profit from the disruption resulting from the pandemic given increased online and remote activity, including as a result of work-from-home arrangements;
•disruptions to business operations experienced by counterparties and service providers;
•increased risk of business disruption if our employees are unable to work effectively because of illness, quarantines, government actions, failures in systems or technology that disrupt work-from-home arrangements, or other effects of the COVID-19 pandemic; and
•decreased demands for our products and services.
As a result, our credit, operational, and certain other risks are generally expected to remain elevated until the COVID-19 pandemic subsides. Depending on the duration and severity of the COVID-19 pandemic going forward, the conditions noted above could continue for an extended period and these or other adverse developments may occur or reoccur.
Governmental authorities have taken unprecedented measures both to contain the spread of the COVID-19 pandemic and to provide economic assistance to individuals and businesses, stabilize the markets, and support economic growth. The Company also faces an increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of the COVID-19 pandemic and actions governmental authorities take in response to the COVID-19 pandemic. Furthermore, various government programs such as the U.S. Small Business Administration’s PPP are complex and our participation may lead to litigation and governmental, regulatory and third party scrutiny, negative publicity, and damage to our reputation.
The length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address it are unknown. There are no comparable recent events that provide guidance as to the economic recovery from the effects of the COVID-19 pandemic or the effect the spread of COVID-19 as a global pandemic may have. As a result of the COVID-19 pandemic, the Company has experienced and may continue to experience draws on lines of credit, reduced net interest income and net interest margin, reduced revenues in its fee-based businesses, and increased client defaults, including defaults on unsecured loans, resulting in overall declines in credit quality and higher credit loss expense. Even after the COVID-19 pandemic subsides, the U.S. economy may continue to experience a recession, and the Company anticipates that its businesses could be materially and adversely affected by a prolonged recession. To the extent the pandemic adversely affects the Company’s business, financial condition, liquidity, capital, loans, asset quality, or results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section of the Form 10-K.
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
•the accuracy of the estimates and judgments used to evaluate credit, operations, management, and market risks with respect to the target institution;
•the time and costs of evaluating new markets, hiring experienced local management, and opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;
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
•closing delays and increased expenses related to the resolution of lawsuits filed by shareholders of target institutions; and
•the risk of loss of key employees and clients.

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

In our market area, Old National encounters significant competition from other commercial banks, savings and loan associations, credit unions, mortgage banking firms, FinTech companies, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds, and other financial intermediaries.  Our competitors may have substantially greater resources and lending limits than Old National does and may offer services that Old National does not or cannot provide.  Some of our nonfinancial institution competitors may have fewer regulatory constraints, broader geographic service areas, and, in some cases, lower cost structures.  Old National’s profitability depends upon our continued ability to compete successfully in our market area.

Our business could suffer if we fail to attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best employees in most of the activities we engage in can be intense. We may not be able to hire the best people for key roles or retain them. In addition, the transition to increased work-from-home arrangements, which is likely to survive the COVID-19 pandemic for many companies, may exacerbate the challenges of attracting and retaining talented and diverse employees as job markets may be less constrained by physical geography. Our current or future approach to in-office and work-from-home arrangements may not meet the needs or expectations of our current or prospective employees or may not be perceived as favorable as compared to the arrangements offered by competitors, which could adversely affect our ability to attract and retain employees. The loss of any of our key personnel or an inability to continue to attract, retain, and motivate key personnel could adversely affect our business.

We may not be able to pay dividends in the future in accordance with past practice.

Old National has traditionally paid a quarterly dividend to its common shareholders.  The payment of dividends is subject to legal and regulatory restrictions.  Any payment of dividends in the future will depend, in large part, on Old National’s earnings, capital requirements, financial condition, and other factors considered relevant by our Board of Directors.

Old National is an entity separate and distinct from Old National Bank.  Old National Bank conducts most of our operations and Old National depends upon dividends from Old National Bank to service its debt and to pay dividends to Old National’s shareholders.  The availability of dividends from Old National Bank is limited by various statutes and regulations.  It is possible, depending upon the financial condition including liquidity and capital adequacy of Old National Bank and other factors, that the OCC could assert that the payment of dividends or other payments is an unsafe or unsound practice. In addition, the payment of dividends by our other subsidiaries is also subject to the laws of the subsidiary’s state of incorporation, and regulatory capital and liquidity requirements applicable to such subsidiaries.  At December 31, 2021, Old National Bank could pay dividends of $268.1 million without prior regulatory approval.  In the event that Old National Bank was unable to pay dividends to us, we in turn would likely have to reduce or stop paying dividends on our Common Stock.  Our failure to pay dividends on our Common Stock could have a material adverse effect on the market price of our Common Stock.  See “Business – Supervision and Regulation – Dividend Limitations” and Note 24 to the consolidated financial statements.

Old National may not realize the expected benefits of its strategic imperatives.

Old National’s ability to compete depends on a number of factors, including, among others, its ability to develop and successfully execute strategic plans and imperatives.  Our strategic priorities include consistent quality earnings, enhanced management discipline, and strong risk management; greater confidence in decision making and appropriate levels of risk taking; fewer operational surprises, disruptions, and losses; improved operational effectiveness and efficiency; more effective deployment of resources; and increased awareness and involvement in the achievement of strategic goals.  Our inability to execute on or achieve the anticipated outcomes of our strategic priorities may affect how the market perceives us and could impede our growth and profitability.

Climate change could have a material negative impact on the Company and clients.

The Company’s business, as well as the operations and activities of our clients, could be negatively impacted by climate change. Climate change presents both immediate and long-term risks to the Company and its clients, and these risks are expected to increase over time. Climate change presents multi-faceted risks, including: operational risk from the physical effects of climate events on the Company and its clients’ facilities and other assets; credit risk from borrowers with significant exposure to climate risk; transition risks associated with the transition to a less carbon-dependent economy; and reputational risk from stakeholder concerns about our practices related to climate change, the Company’s carbon footprint, and the Company’s business relationships with clients who operate in carbon-intensive industries.

Federal and state banking regulators and supervisory authorities, investors, and other stakeholders have increasingly viewed financial institutions as important in helping to address the risks related to climate change both directly and with respect to their clients, which may result in financial institutions coming under increased pressure regarding the disclosure and management of their climate risks and related lending and investment activities. Given that climate change could impose systemic risks upon the financial sector, either via disruptions in economic activity resulting from the physical impacts of climate change or changes in policies as the economy transitions to a less carbon-intensive environment, the Company may face regulatory risk of increasing focus on the Company’s resilience to climate-related risks, including in the context of stress testing for various climate stress scenarios. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit, and reputational risks and costs.

With the increased importance and focus on climate change, we are making efforts to enhance our governance of climate change-related risks and integrate climate considerations into our risk governance framework. Nonetheless, the risks associated with climate change are rapidly changing and evolving in an escalating fashion, making them difficult to assess due to limited data and other uncertainties. We could experience increased expenses resulting from strategic planning, litigation, and technology and market changes, and reputational harm as a result of negative public sentiment, regulatory scrutiny, and reduced investor and stakeholder confidence due to our response to climate change and our climate change strategy, which, in turn, could have a material negative impact on our business, results of operations, and financial condition.

Credit Risk

If Old National’s actual credit losses for loans or debt securities exceed Old National’s allowance for credit losses for loans and debt securities, Old National’s net income will decrease. Also, future additions to Old National’s allowance for credit losses will reduce Old National’s future earnings.

Old National’s business depends on the creditworthiness of our clients. As with most financial institutions, we maintain allowances for credit losses for loans and debt securities to provide for defaults and nonperformance, which represent an estimate of expected losses over the remaining contractual lives of the loan and debt security portfolios. This estimate is the result of our continuing evaluation of specific credit risks and loss experience, current loan and debt security portfolio quality, present economic, political and regulatory conditions, industry concentrations, reasonable and supportable forecasts for future conditions, and other factors that may indicate losses. The determination of the appropriate levels of the allowances for loan and debt security credit losses inherently involves a high degree of subjectivity and judgment and requires us to make estimates of current credit risks and future trends, all of which may undergo material changes. Generally, our nonperforming loans and other real estate owned reflect operating difficulties of individual borrowers and weaknesses in the economies of the markets we serve. The allowances may not be adequate to cover actual losses, and future allowance for credit losses could materially and adversely affect our financial condition, results of operations, and cash flows.
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

Old National’s earnings depend substantially on Old National’s interest rate spread, which is the difference between (i) the rates Old National earns on loans, securities, and other earning assets and (ii) the interest rates Old National pays on deposits and other borrowings. These rates are highly sensitive to many factors beyond Old National’s control, including general economic conditions and the policies of various governmental and regulatory authorities. If market interest rates rise, Old National will have competitive pressure to increase the rates that Old National pays on deposits, which could result in a decrease of Old National’s net interest income. If market interest rates decline, Old National could experience fixed-rate loan prepayments and higher investment portfolio cash flows, resulting in a lower yield on earning assets. Old National’s earnings can also be impacted by the spread between short-term and long-term market interest rates.

Changes in the method pursuant to which the LIBOR and other benchmark rates are determined could adversely impact our business and results of operations.

Our floating-rate funding, certain hedging transactions and certain of the products that we offer, such as floating-rate loans and mortgages, determine the applicable interest rate or payment amount by reference to a benchmark rate, such as LIBOR, or to an index, currency, basket, or other financial metric. LIBOR and certain other benchmark rates are the subject of recent national, international, and other regulatory guidance and proposals for reform. In July 2017, the Chief Executive of the Financial Conduct Authority (“FCA”) announced that the FCA intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. However, the administrator of LIBOR has proposed to extend publication of the most commonly used U.S. Dollar LIBOR settings until June 30, 2023 and will cease publishing other LIBOR settings on December 31, 2021. The U.S. federal banking agencies have issued guidance strongly encouraging banking organizations to cease using the U.S. Dollar LIBOR as a reference rate in “new” contracts as soon as practicable and in any event by December 31, 2021. It is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, which rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-linked financial instruments.

Regulators, industry groups, and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the Secured Overnight Financing Rate as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. At this time, it is not possible to predict whether these recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments.

The discontinuation of LIBOR, changes in LIBOR, or changes in market perceptions of the acceptability of LIBOR as a benchmark could result in changes to our risk exposures (for example, if the anticipated discontinuation of LIBOR adversely affects the availability or cost of floating-rate funding and, therefore, our exposure to fluctuations in interest rates) or otherwise result in losses on a product or having to pay more or receive less on securities that we own or have issued. In addition, such uncertainty could result in pricing volatility and increased capital requirements, loss of market share in certain products, adverse tax or accounting impacts, and compliance, legal and operational costs and risks associated with client disclosures, discretionary actions taken or negotiation of fallback provisions, systems disruption, business continuity, and model disruption.

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

Although we devote significant resources to maintain and regularly upgrade our systems and processes that are designed to protect the security of our computer systems, software, networks, and other technology assets and the confidentiality, integrity, and availability of information belonging to us and our clients, there is no assurance that our security measures will provide absolute security.  Further, to access our products and services our clients may use computers and mobile devices that are beyond our security control systems.  In fact, many other financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyberattacks, and other means.  Certain financial institutions in the United States have also experienced attacks from technically sophisticated and well-resourced third parties that were intended to disrupt normal business activities by making internet banking systems inaccessible to clients for extended periods.  These “denial-of-service” attacks typically do not breach data security systems, but require substantial resources to defend, and may affect client satisfaction and behavior.

Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches, especially because the techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or associated with external service providers or who may be linked to terrorist organizations or hostile foreign governments.  Those parties may also attempt to fraudulently induce employees, clients, or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients.  We have implemented employee and client awareness training around phishing, malware, and other cybersecurity risks.  These risks may increase in the future as we continue to increase our mobile payments and other internet-based product offerings and expand our internal usage of web-based products and applications.

If our security systems were penetrated or circumvented, it could cause serious negative consequences for us, including significant disruption of our operations, misappropriation of our confidential information or that of our clients, or damage our computers or systems and those of our clients and counterparties, and could result in violations of applicable privacy and other laws, financial loss to us or to our clients, loss of confidence in our security measures, client dissatisfaction, significant litigation exposure, and harm to our reputation, all of which could have a material adverse effect on us.

The Company is also subject to laws and regulations relating to the protection and privacy of the information of clients, employees and others, and any failure to comply with these laws and regulations could expose the Company to liability and/or reputational damage.

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

In addition, a number of our vendors are large national entities with dominant market presence in their respective fields. Their services could prove difficult to replace in a timely manner if a failure or other service interruption were to occur. Failures of certain vendors to provide contracted services could adversely affect our ability to deliver products and services to our clients and cause us to incur significant expense.

Failure to keep pace with technological change could adversely affect Old National’s results of operations and financial condition.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services.  The effective use of technology increases efficiency and enables financial institutions to better serve clients and to reduce costs.  Old National’s future success depends, in part, upon its ability to address client needs by using technology to provide products and services that will satisfy client demands, as well as to create additional efficiencies in Old National’s operations.  Old National may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its clients.  Failure to successfully keep pace with technological change affecting the financial services industry could negatively affect Old National’s growth, revenue, and profit.

Upgrading the Company’s computer systems, software, and networks subjects the Company to the risk of disruptions, failures, or delays due to the complexity and interconnectedness of the Company’s computer systems, software, and networks. The failure to properly upgrade or maintain these computer systems, software, and networks could result in greater susceptibility to cyber-attacks, particularly in light of the greater frequency and severity of attacks in recent years, as well as the growing prevalence of supply chain attacks affecting software and information service providers. Failures related to upgrades and maintenance also increase risks related to unauthorized access and misuse. There can be no assurance that any such disruptions, failures, or delays will not occur or, if they do occur, that they will be adequately addressed.

Changes in consumer use of banks and changes in consumer spending and savings habits could adversely affect Old National’s financial results.

Technology and other changes now allow many clients to complete financial transactions without using banks.  For example, consumers can pay bills and transfer funds directly without going through a bank.  This process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of client deposits and income generated from those deposits.  In addition, changes in consumer spending and savings habits could adversely affect Old National’s operations, and Old National may be unable to timely develop competitive new products and services in response to these changes.

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

Financial institutions are inherently exposed to fraud risk.  A fraud can be perpetrated by a client of Old National, an employee, a vendor, or members of the general public.  We are most subject to fraud and compliance risk in connection with the origination of loans, ACH transactions, wire transactions, ATM transactions, and checking transactions.  Our largest fraud risk, associated with the origination of loans, includes the intentional misstatement of information in property appraisals or other underwriting documentation provided to us by third parties.  Compliance risk is the risk that loans are not originated in compliance with applicable laws and regulations and our standards.  There can be no assurance that we can prevent or detect acts of fraud or violation of law or our compliance standards by the third parties that we deal with.  Repeated incidences of fraud or compliance failures would adversely impact the performance of our loan portfolio.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
As of December 31, 2021, Old National and its affiliates operated a total of 162 banking centers, primarily in the states of Indiana, Kentucky, Michigan, Minnesota, and Wisconsin.  Of these facilities, 106 were owned and 56 were leased from unaffiliated third parties.  The remaining terms of these leases range from five months to sixteen years and six months. See Note 7 to the consolidated financial statements for additional information.

Old National also has several administrative offices located throughout its footprint, including its executive offices located at 1 Main Street, Evansville, Indiana, which was purchased by Old National in 2016.

ITEM 3.    LEGAL PROCEEDINGS

None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Old National’s Common Stock is traded on the NASDAQ under the ticker symbol “ONB.”  There were 36,320 shareholders of record as of December 31, 2021. Old National did not sell any equity securities during 2021 that were not registered under the Securities Act.
The following table summarizes the purchases of Common Stock made by Old National during the fourth quarter of 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
10/1/21 - 10/31/21	561	$17.21	—	$100,000,000
11/1/21 - 11/30/21	—	—	—	100,000,000
12/1/21 - 12/31/21	477	17.58	—	100,000,000
Total	1,038	$17.38	—	$100,000,000
(1)Reflects the repurchase of shares associated with employee share-based incentive programs.
(2)In the first quarter of 2021, the Board of Directors approved the adoption of a stock repurchase plan that authorizes the repurchase of up to $100 million of shares of Common Stock, as conditions warrant, through January 31, 2022. No shares were purchased under the stock repurchase program during the fourth quarter of 2021.
On January 27, 2022, the Board of Directors declared a quarterly cash dividend of $0.14 per common share.

The table below compares cumulative five-year total shareholder returns, assuming reinvestment of dividends, for our Common Stock to cumulative total returns of a broad-based equity market index and published industry indices. Our considerations in the selection of indices for the year ended December 31, 2021 included:
•the S&P 500 Index as a more appropriate broad-based equity market index than the NYSE Financial Index since our common stock is not listed on the New York stock exchange;
•the KBW NASDAQ Bank Index as an appropriate industry representation on the exchange in which our common stock is traded to replace the SNL Bank and Thrift Index because the SNL Bank and Thrift Index is no longer published; and
•the KBW NASDAQ Regional Banking Index as a more appropriate peer group index than the S&P SmallCap 600 Index since NASDAQ is the exchange in which our common stock is traded.
The comparison of shareholder returns (change in December year end stock price plus reinvested dividends) for each of the periods assumes that $100 was invested on December 31, 2016, in common stock of each of the Company, the S&P 500 Index, the KBW NASDAQ Bank Index, the KBW NASDAQ Regional Banking Index, the S&P SmallCap 600 Index, and the NYSE Financial Index, with investment weighted on the basis of market capitalization.
Source: S&P Global Market Intelligence
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is an analysis of our results of operations for the fiscal years ended December 31, 2021, 2020, and 2019, and financial condition as of December 31, 2021 and 2020.  This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes.  This discussion contains forward-looking statements concerning our business.  Readers are cautioned that, by their nature, forward-looking statements are based on estimates and assumptions and are subject to risks, uncertainties, and other factors.  Actual results may differ materially from our expectations that are expressed or implied by any forward-looking statement.  The discussion in Item 1A, “Risk Factors,” lists some of the factors that could cause our actual results to vary materially from those expressed or implied by any forward-looking statements, and such discussion is incorporated into this discussion by reference.
GENERAL OVERVIEW
Old National is the largest financial holding company incorporated in the state of Indiana and maintains its principal executive offices in Evansville, Indiana.  Our primary geographic markets are in Indiana, Kentucky, Michigan, Minnesota, and Wisconsin.  Old National, through Old National Bank, provides a wide range of banking services, including commercial and consumer loan and depository services, and other traditional banking services.  Old National also provides services to supplement its traditional banking business including fiduciary and wealth management services, investment and brokerage services, investment consulting, and other financial services.

CORPORATE DEVELOPMENTS IN FISCAL 2021
Old National had an outstanding financial year in 2021.  Key performance indicators experienced in 2021 included:

•net income of $277.5 million, or $1.67 per diluted share;
•high commercial loan production of $3.9 billion;
•wealth revenue (wealth management fees and investment product fees combined) of $65.0 million;
•net recoveries of $4.8 million;
•strong credit quality metrics including net charge-offs (recoveries) to average loans of (0.03)%;
•low cost of total deposits at 0.06% along with a loan to deposit ratio of 73%; and
•efficiency ratio of 59.65%.
Our net interest income increased slightly to $596.4 million during 2021, compared to $596.1 million in 2020.  Noninterest income decreased from $239.3 million in 2020 to $214.2 million in 2021 reflecting lower mortgage banking revenue and lower debt securities gains.  Our noninterest expenses remain well controlled, decreasing from $541.4 million in 2020 to $500.6 million in 2021 reflecting higher charges related to The ONB Way strategic initiative in 2020 and lower amortization of tax credit investments in 2021. The ONB Way charges totaled $42.6 million in 2020. These decreases in noninterest expenses were partially offset by $14.6 million of diligence and merger charges in 2021 associated with the anticipated First Midwest merger.
On May 30, 2021, Old National entered into a definitive merger agreement with First Midwest to combine in an all-stock merger of equals transaction. Under the terms of the merger agreement, which was unanimously approved by the Boards of Directors of both companies, First Midwest stockholders will receive 1.1336 shares of Old National common stock for each share of First Midwest common stock they own. Following completion of the transaction, former First Midwest stockholders are expected to collectively represent approximately 44% of the combined company. The new organization will operate under the Old National Bancorp and Old National Bank names, with headquarters and the main office located in Evansville, Indiana and commercial and consumer banking operations headquartered in Chicago, Illinois. During the third quarter of 2021, we received approval of the merger from the OCC and the shareholders of Old National and First Midwest. On January 25, 2022, the OCC granted us an extension of 60 days to April 20, 2022 for consummating the bank merger. On January 27, 2022, we received Federal Reserve approval for the merger. With all necessary regulatory approvals received, the merger is expected to occur after the close of business and after the end of regular trading hours on the NASDAQ Stock Market on February 15, 2022, subject to customary closing conditions.
Pandemic Update

As previously disclosed, the COVID-19 pandemic has created economic and financial disruptions that have adversely affected our operations during 2020 and 2021. Our historically careful underwriting practices, diverse and granular portfolios, and Midwest-based footprint has helped minimize any adverse impact to Old National. In addition, the combination of the vaccine rollout, government stimulus payments, and reduced spending during the pandemic are likely contributing factors mitigating the impact of the pandemic on the Company’s business, financial condition, results of operations, and its clients as of December 31, 2021. However, there are continuing concerns that indicate a slower return to pre-pandemic routines. Examples of these concerns relate to increases in new COVID-19 cases, hospitalizations and deaths leading to additional government imposed restrictions; refusals to receive the vaccine along with new strain concerns; supply chain issues remaining unresolved longer than anticipated; unemployment increases while consumer confidence and spending falls; and rising geopolitical tensions. Given the ongoing and dynamic nature of the circumstances surrounding the pandemic, it is difficult to predict the future adverse financial impact to Old National.
BUSINESS OUTLOOK

We saw a strong start to a strengthening economic recovery in 2021, which was damaged mid-year by the Delta COVID-19 variant and again late in 2021 by the Omicron variant. The Moody’s U.S. macroeconomic outlook predicts the pandemic to slowly recede, with each future wave of the virus expected to be less disruptive than the preceding wave as state and local governments and businesses skillfully mitigate the impact of the virus.

The Conference Board forecasted that GDP growth will approximate 6.0% in the fourth quarter of 2021 (vs. 2.3% growth in the third quarter of 2021), which is a 0.5% downgrade from earlier fourth quarter of 2021 GDP growth forecasts due to the rapid spread of the Omicron variant in December. The previous Conference Board forecasts had assumed that a new variant would dampen economic growth in the United States, but not until the first quarter of 2022. Since then, the Omicron variant has spread more rapidly than anticipated and is yielding record high new infections, yet appears to be less severe since hospitalizations and mortality rates have not spiked to the same degree as the initial COVID-19 virus. However, The Conference Board notes that mass infections are impacting labor supply as workers recover from illness or postpone reentering the workforce. This supply-side disruption could result in additional shortages and has resulted in an increase in the inflation forecast for early 2022. As expected, in mid-December the Federal Reserve indicated that it will conclude its large-scale asset purchase program as soon as March 2022 and that three 25 basis point rate hikes would follow in 2022. Additional Omicron-induced inflationary pressures could result in even more aggressive tightening, which is a downside risk to The Conference Board’s forecast. This forecast includes spending associated with the bipartisan infrastructure package approved in 2021. However, it does not incorporate the proposed Build Back Better social and climate package.

The 2021 annual growth is currently estimated to be 5.6% for the year and The Conference Board forecasts that the U.S. economy will grow by an estimated 3.5% in 2022 and an estimated 2.9% in 2023. If Omicron and other future variants evolve to be less severe, it could help the U.S. economy “return to normal” pre-pandemic levels. While we are cautiously optimistic about 2022 from a U.S. economic standpoint, risks related to supply chain disruption, slowing job growth, significant and persistent tightening in financial market conditions, inflation, and geopolitical tensions could halt this recovery.

Our strategy evolution continues into a commercially-oriented regional bank that consistently delivers top quartile performance. This is accomplished by continuing to focus on the fundamentals of basic banking, which are loan growth, noninterest income growth, prudent capital deployment, and expense management. Execution of these fundamentals will help us deliver meaningful positive operating leverage.

Organic loan growth continues to be our priority.  As we enter into 2022, our commercial loan production and pipeline are at record high levels, yet we continue to adhere to our disciplined underwriting process. We believe our approach to downgrading troubled credits early and a patient approach to resolving issues results in better outcomes for our clients and ultimately lower costs for Old National Bank. Despite the lingering challenges due to the pandemic in 2021, overall credit quality remains healthy. Old National has not experienced any specific sector credit related weaknesses, yet we remain watchful for any credits that deserve extra attention as we slowly return to a pre-pandemic economic environment.

As we look ahead to 2022 and our anticipated partnership with First Midwest, we are positioned to close the merger after the close of business and after the end of regular trading hours on the NASDAQ Stock Market on February 15, 2022. We have established the organizational structure and leadership positions for all client segments and support areas and have communicated those decisions throughout the organization. Further, we also agreed upon our core processing system and supporting applications. Finally, we are initiating our recruiting process for talent in Chicago, as we anticipate that the Chicago and Minneapolis markets will be a significant focus in 2022.

FINANCIAL HIGHLIGHTS
The following table sets forth certain financial highlights of Old National:

	Three Months Ended			Years Ended
(dollars and shares in thousands,	December 31,	September 30,	December 31,	December 31,
except per share data)	2021	2021	2020	2021	2020
Income Statement:
Net interest income	$146,781	$151,572	$161,079	$596,400	$596,094
Taxable equivalent adjustment (1)	3,442	3,501	3,517	13,913	13,586
Net interest income - tax equivalent basis	150,223	155,073	164,596	610,313	609,680
Provision for credit losses	(1,914)	(4,613)	(1,100)	(28,812)	38,395
Noninterest income	51,484	54,515	58,552	214,219	239,274
Noninterest expense	131,937	121,274	142,318	500,569	541,417
Net income	56,188	71,746	74,120	277,538	226,409
Per Common Share Data:
Weighted average diluted shares	166,128	165,939	165,631	165,929	166,177
Net income (diluted)	$0.34	$0.43	$0.44	$1.67	$1.36
Cash dividends	0.14	0.14	0.14	$0.56	$0.56
Common dividend payout ratio (2)	41%	33%	31%	33%	41%
Book value	$18.16	$18.31	$17.98	$18.16	$17.98
Stock price	18.12	16.95	16.56	18.12	16.56
Tangible common book value (3)	11.70	11.83	11.43	11.70	11.43
Performance Ratios:
Return on average assets	0.93%	1.20%	1.30%	1.17%	1.04%
Return on average common equity	7.49	9.48	10.11	9.26	7.87
Return on tangible common equity (3)	11.98	15.05	16.20	14.74	12.54
Return on average tangible common equity (3)	12.07	15.13	16.57	14.89	13.27
Net interest margin (3)	2.77	2.92	3.26	2.89	3.18
Efficiency ratio (3)	64.27	56.86	62.37	59.65	62.91
Net charge-offs (recoveries) to average loans	(0.04)	(0.09)	(0.03)	(0.03)	0.02
Allowance for credit losses to ending loans	0.79	0.79	0.95	0.79	0.95
Non-performing loans to ending loans	0.92	0.94	1.20	0.92	1.20
Balance Sheet:
Total loans, excluding loans held for sale	$13,601,846	$13,584,828	$13,786,479	$13,601,846	$13,786,479
Total assets	24,453,564	24,018,733	22,960,622	24,453,564	22,960,622
Total deposits	18,569,195	18,196,149	17,037,453	18,569,195	17,037,453
Total borrowed funds	2,575,240	2,536,303	2,676,554	2,575,240	2,676,554
Total shareholders' equity	3,012,018	3,035,892	2,972,656	3,012,018	2,972,656
Capital Ratios:
Risk-based capital ratios:
Tier 1 common equity	12.04%	12.08%	11.75%	12.04%	11.75%
Tier 1	12.04	12.08	11.75	12.04	11.75
Total	12.77	12.84	12.69	12.77	12.69
Leverage ratio (to average assets)	8.59	8.54	8.20	8.59	8.20
Total equity to assets (averages)	12.35	12.69	12.83	12.60	13.20
Tangible common equity to tangible assets (3)	8.30	8.55	8.64	8.30	8.64
Nonfinancial Data:
Full-time equivalent employees	2,374	2,410	2,445	2,374	2,445
Banking centers	162	162	162	162	162
(1)Calculated using the federal statutory tax rate in effect of 21% for all periods.
(2)Cash dividends per share divided by net income per share (basic).
(3)Represents a non-GAAP financial measure.  Refer to the “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.
NON-GAAP FINANCIAL MEASURES
The non-GAAP financial measures presented below are used by our management and our Board of Directors on a regular basis in addition to our GAAP results to facilitate the assessment of our financial performance. Management believes these non-GAAP financial measures enhance an investor’s understanding of our financial results by providing a meaningful basis for period-to-period comparisons, assisting in operating results analysis, and predicting future performance. This information supplements our GAAP reported results, and should not be viewed in isolation from, or as a substitute for, our GAAP results. Accordingly, this financial information should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2021, included elsewhere in this report. Non-GAAP financial measures exclude certain items that are included in the financial results presented in accordance with GAAP. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited.  Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.  These non-GAAP measures are not necessarily comparable to similar measures that may be represented by other companies.
The following table presents GAAP to non-GAAP reconciliations.

		Three Months Ended		Years Ended
	(dollars and shares in thousands,	December 31,		December 31,
	except per share data)	2021	2020	2021	2020
	Tangible common book value:
	Shareholders' equity (GAAP)	$3,012,018	$2,972,656	$3,012,018	$2,972,656
Deduct:	Goodwill	1,036,994	1,036,994	1,036,994	1,036,994
	Intangible assets	34,678	46,014	34,678	46,014
	Tangible shareholders' equity (non-GAAP)	$1,940,346	$1,889,648	$1,940,346	$1,889,648
	Period end common shares	165,838	165,367	165,838	165,367
	Tangible common book value	11.70	11.43	11.70	11.43
	Return on tangible common equity:
	Net income (GAAP)	$56,188	$74,120	$277,538	$226,409
	Add: Intangible amortization (net of tax)	1,930	2,433	8,502	10,585
	Tangible net income (non-GAAP)	$58,118	$76,553	$286,040	$236,994
	Tangible shareholders' equity (non-GAAP) (see above)	$1,940,346	$1,889,648	$1,940,346	$1,889,648
	Return on tangible common equity	11.98%	16.20%	14.74%	12.54%
	Return on average tangible common equity:
	Tangible net income (non-GAAP) (see above)	$58,118	$76,553	$286,040	$236,994
	Average shareholders' equity (GAAP)	$2,998,825	$2,932,590	$2,997,520	$2,875,460
Deduct:	Average goodwill	1,036,994	1,036,994	1,036,994	1,036,994
	Average intangible assets	35,992	47,536	40,071	52,740
	Average tangible shareholders' equity (non-GAAP)	$1,925,839	$1,848,060	$1,920,455	$1,785,726
	Return on average tangible common equity	12.07%	16.57%	14.89%	13.27%
	Net interest margin:
	Net interest income (GAAP)	$146,781	$161,079	$596,400	$596,094
	Taxable equivalent adjustment	3,442	3,517	13,913	13,586
	Net interest income - taxable equivalent basis (non-GAAP)	$150,223	$164,596	$610,313	$609,680
	Average earning assets	$21,670,723	$20,181,991	$21,152,209	$19,158,681
	Net interest margin	2.77%	3.26%	2.89%	3.18%
	Efficiency ratio:
	Noninterest expense (GAAP)	$131,937	$142,318	$500,569	$541,417
	Deduct: Intangible amortization expense	2,573	3,244	11,336	14,091
	Adjusted noninterest expense (non-GAAP)	$129,364	$139,074	$489,233	$527,326
	Net interest income - taxable equivalent basis (non-GAAP) (see above)	$150,223	$164,596	$610,313	$609,680
	Noninterest income	51,484	58,552	214,219	239,274
	Deduct: Debt securities gains (losses), net	435	161	4,327	10,767
	Adjusted total revenue (non-GAAP)	$201,272	$222,987	$820,205	$838,187
	Efficiency ratio	64.27%	62.37%	59.65%	62.91%
	Tangible common equity to tangible assets:
	Tangible shareholders' equity (non-GAAP) (see above)	$1,940,346	$1,889,648	$1,940,346	$1,889,648
	Assets (GAAP)	$24,453,564	$22,960,622	$24,453,564	$22,960,622
Add:	Trust overdrafts	—	26	—	26
Deduct:	Goodwill	1,036,994	1,036,994	1,036,994	1,036,994
	Intangible assets	34,678	46,014	34,678	46,014
	Tangible assets (non-GAAP)	$23,381,892	$21,877,640	$23,381,892	$21,877,640
	Tangible common equity to tangible assets	8.30%	8.64%	8.30%	8.64%

RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National:

	Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Income Statement Summary:
Net interest income	$596,400	$596,094	$604,273
Provision for credit losses (1)	(28,812)	38,395	4,747
Noninterest income	214,219	239,274	199,317
Noninterest expense	500,569	541,417	508,487
Other Data:
Return on average common equity	9.26%	7.87%	8.57%
Return on tangible common equity (2)	14.74%	12.54%	14.30%
Return on average tangible common equity (2)	14.89%	13.27%	14.97%
Efficiency ratio (2)	59.65%	62.91%	60.35%
Tier 1 leverage ratio	8.59%	8.20%	8.88%
Net charge-offs (recoveries) to average loans	(0.03)%	0.02%	0.05%
(1)    Beginning January 1, 2020, with the adoption of CECL, calculation is based on current expected credit loss methodology. Prior to January 1, 2020, calculation is based on incurred loss methodology.
(2)     Represents a non-GAAP financial measure.  Refer to “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.
Comparison of Fiscal Years 2021 and 2020
Net Interest Income

Net interest income is the most significant component of our earnings, comprising 74% of 2021 revenues.  Net interest income and net interest margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations.  Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of interest-earning assets and interest-bearing liabilities. The path of the economy continues to depend on the course of COVID-19. Progress on vaccinations and an easing of supply constraints are expected to support continued gains on economic activity. Risks to the economic outlook remain, including from new variants of the virus.

Interest rates remained at near historic lows during 2021 after declining dramatically in the first half of 2020 due to the COVID-19 pandemic. The Federal Reserve’s Federal Funds range is currently in a target range of 0.00% to 0.25%, with the Effective Fed Funds Rate in the 0.05% to 0.10% range. If interest rates decline further, our interest rate spread could decline, which may result in a decrease in our net interest income. However, management has taken balance sheet restructuring, derivative, and deposit pricing actions to help mitigate this risk.

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

	Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Net interest income (GAAP)	$596,400	$596,094	$604,273
Conversion to fully taxable equivalent	13,913	13,586	12,940
Net interest income - taxable equivalent basis (non-GAAP)	$610,313	$609,680	$617,213

Average earning assets	$21,152,209	$19,158,681	$17,385,180

Net interest margin	2.82%	3.11%	3.48%
Net interest margin - taxable equivalent basis	2.89%	3.18%	3.55%
Net interest income was $596.4 million in 2021, a $0.3 million increase from $596.1 million in 2020.  Taxable equivalent net interest income was $610.3 million in 2021, a $0.6 million increase from $609.7 million in 2020.  The net interest margin on a fully taxable equivalent basis was 2.89% in 2021, a 29 basis point decrease compared to 3.18% in 2020.  The increase in net interest income in 2021 when compared to 2020 was primarily due to higher average earning assets and lower costs of average interest-bearing liabilities. Substantially offsetting these increases were lower yields on average earning assets.  Net interest income in both 2021 and 2020 included accretion income (interest income in excess of contractual interest income) associated with acquired loans.  Accretion income totaled $16.7 million in 2021, compared to $23.3 million in 2020.  We expect accretion income on loans to decrease over time, but this may be offset by future acquisitions. Net interest income in 2021 included $44.4 million of interest and net fees combined on PPP loans, compared to $38.0 million in 2020. Unamortized fees on remaining PPP loans totaled $6.4 million at December 31, 2021.

The following table presents a three-year average balance sheet and for each major asset and liability category, its related interest income and yield, or its expense and rate for the years ended December 31.

	2021			2020			2019
(Tax equivalent basis, dollars in thousands)	Average Balance	Income (1)/ Expense	Yield/ Rate	Average Balance	Income (1)/ Expense	Yield/ Rate	Average Balance	Income (1)/ Expense	Yield/ Rate
Earning Assets
Money market and other interest- earning investments	$450,158	$589	0.13%	$174,494	$568	0.33%	$67,069	$1,670	2.49%
Investment securities:
Treasury and government- sponsored agencies	1,573,855	24,209	1.54	547,054	12,124	2.22	657,233	16,091	2.45
Mortgage-backed securities	3,356,950	60,479	1.80	3,246,520	70,611	2.17	2,866,600	73,835	2.58
States and political subdivisions	1,548,939	50,115	3.24	1,347,490	47,034	3.49	1,202,210	44,716	3.72
Other securities	443,606	10,680	2.41	485,430	11,990	2.47	495,847	16,138	3.25
Total investment securities	6,923,350	145,483	2.10	5,626,494	141,759	2.52	5,221,890	150,780	2.89
Loans: (2)
Commercial	3,763,099	138,063	3.67	3,843,089	140,473	3.66	3,023,421	141,215	4.67
Commercial real estate	6,168,146	228,568	3.71	5,477,562	234,670	4.28	5,044,623	275,853	5.47
Residential real estate loans	2,269,989	83,578	3.68	2,352,444	94,202	4.00	2,281,047	96,613	4.24
Consumer	1,577,467	56,281	3.57	1,684,598	65,222	3.87	1,747,130	77,196	4.42
Total loans	13,778,701	506,490	3.68	13,357,693	534,567	4.00	12,096,221	590,877	4.88
Total earning assets	21,152,209	$652,562	3.09%	19,158,681	$676,894	3.53%	17,385,180	$743,327	4.28%
Less: Allowance for credit losses (3)	(117,436)			(115,321)			(56,624)
Non-Earning Assets
Cash and due from banks	256,860			327,053			251,857
Other assets	2,492,054			2,414,602			2,453,001
Total assets	$23,783,687			$21,785,015			$20,033,414
Interest-Bearing Liabilities
Checking and NOW accounts	$4,974,477	$2,080	0.04%	$4,465,120	$5,450	0.12%	$3,902,765	$15,598	0.40%
Savings accounts	3,648,019	2,003	0.05	3,113,435	3,156	0.10	2,878,135	8,142	0.28
Money market accounts	2,092,661	1,756	0.08	1,866,197	4,585	0.25	1,789,065	14,130	0.79
Time deposits	1,020,359	5,115	0.50	1,421,216	14,978	1.05	1,921,991	31,494	1.64
Total interest-bearing deposits	11,735,516	10,954	0.09	10,865,968	28,169	0.26	10,491,956	69,364	0.66
Federal funds purchased and interbank borrowings	1,113	—	—	138,257	1,296	0.94	241,618	5,656	2.34
Securities sold under agreements to repurchase	392,777	397	0.10	375,961	854	0.23	342,654	2,517	0.73
FHLB advances	1,902,407	21,075	1.11	2,055,155	27,274	1.33	1,775,987	37,452	2.11
Other borrowings	269,484	9,823	3.65	242,642	9,621	3.96	251,194	11,125	4.43
Total borrowed funds	2,565,781	31,295	1.22	2,812,015	39,045	1.39	2,611,453	56,750	2.17
Total interest-bearing liabilities	$14,301,297	$42,249	0.30%	$13,677,983	$67,214	0.49%	$13,103,409	$126,114	0.96%
Noninterest-Bearing Liabilities and Shareholders' Equity
Demand deposits	6,163,937			4,945,506			3,887,470
Other liabilities	320,933			286,066			261,403
Shareholders' equity	2,997,520			2,875,460			2,781,132
Total liabilities and shareholders' equity	$23,783,687			$21,785,015			$20,033,414

Net interest rate spread			2.79%			3.04%			3.32%
Net interest margin (4)			2.89			3.18			3.55
Taxable equivalent adjustment		$13,913			$13,586			$12,940
(1)Interest income is reflected on a fully taxable equivalent basis.
(2)Includes loans held for sale.
(3)Beginning January 1, 2020, with the adoption of CECL, calculation is based on current expected credit loss methodology. Prior to January 1, 2020, calculation was based on incurred loss model.
(4)Net interest margin is defined as net interest income on a tax equivalent basis as a percentage of average earning assets.
The yield on average earning assets decreased 44 basis points from 3.53% in 2020 to 3.09% in 2021 and the cost of interest-bearing liabilities decreased 19 basis points from 0.49% in 2020 to 0.30% in 2021.  Average earning assets increased by $1.994 billion, or 10%.  The increase in average earning assets consisted of a $1.297 billion increase in investment securities, a $421.0 million increase in loans, and a $275.7 million increase in money market and other interest-earning investments.  Average interest-bearing liabilities increased $623.3 million, or 5%.  The increase in average interest-bearing liabilities consisted of an $869.5 million increase in interest-bearing deposits, a $16.8 million increase in securities sold under agreements to repurchase, and a $26.8 million increase in other borrowings, partially offset by a $137.1 million decrease in federal funds purchased and interbank borrowings and a $152.7 million decrease in FHLB advances.  Average noninterest-bearing deposits increased by $1.218 billion.
The increase in average earning assets in 2021 compared to 2020 was due to increases in average investment securities, average loans, and average money market and other interest-earning investments.  The loan portfolio, including loans held for sale, which generally has an average yield higher than the investment portfolio, was 65% of average interest earning assets in 2021, compared to 70% in 2020.
Average loans including loans held for sale increased $421.0 million in 2021 compared to 2020 due to higher average commercial real estate loans, partially offset by lower average commercial loans, residential real estate loans, and consumer loans.  Excluding the $258.6 million decrease in average PPP loans, average commercial loans increased reflecting organic growth.

Average investments increased $1.297 billion in 2021 compared to 2020 reflecting excess liquidity.
Average non-interest-bearing deposits increased $1.218 billion in 2021 compared to 2020 primarily due to PPP funds on deposit.  Average interest-bearing deposits increased $869.5 million in 2021 compared to 2020.
Average borrowed funds decreased $246.2 million in 2021 compared to 2020 primarily due to decreases in FHLB advances and federal funds purchased and interbank borrowings, partially offset by increases in other borrowings and securities sold under agreements to repurchase.
The following table presents fluctuations in taxable equivalent net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid for the years ended December 31.

	From 2020 to 2021			From 2019 to 2020
	Total	Attributed to		Total	Attributed to
(dollars in thousands)	Change (1)	Volume	Rate	Change (1)	Volume	Rate
Interest Income
Money market and other interest-earning investments	$21	$628	$(607)	$(1,102)	$1,511	$(2,613)
Investment securities (2)	3,724	29,963	(26,239)	(9,021)	10,938	(19,959)
Loans (2)	(28,077)	16,163	(44,240)	(56,310)	56,052	(112,362)
Total interest income	(24,332)	46,754	(71,086)	(66,433)	68,501	(134,934)
Interest Expense
Checking and NOW deposits	(3,370)	419	(3,789)	(10,148)	1,474	(11,622)
Savings deposits	(1,153)	417	(1,570)	(4,986)	452	(5,438)
Money market deposits	(2,829)	371	(3,200)	(9,545)	399	(9,944)
Time deposits	(9,863)	(3,127)	(6,736)	(16,516)	(6,694)	(9,822)
Federal funds purchased and interbank borrowings	(1,296)	(640)	(656)	(4,360)	(1,694)	(2,666)
Securities sold under agreements to repurchase	(457)	27	(484)	(1,663)	160	(1,823)
Federal Home Loan Bank advances	(6,199)	(1,859)	(4,340)	(10,178)	4,796	(14,974)
Other borrowings	202	1,021	(819)	(1,504)	(359)	(1,145)
Total interest expense	(24,965)	(3,371)	(21,594)	(58,900)	(1,466)	(57,434)
Net interest income	$633	$50,125	$(49,492)	$(7,533)	$69,967	$(77,500)
(1)    The variance not solely due to rate or volume is allocated equally between the rate and volume variance.
(2)    Interest on investment securities and loans includes the effect of taxable equivalent adjustments of $9.9 million and $4.0 million, respectively, in 2021; $8.9 million and $4.7 million, respectively, in 2020; and $7.7 million and $5.2 million, respectively, in 2019; using the federal statutory tax rate in effect of 21%.

Provision for Credit Losses
Old National recorded a provision for credit losses recapture of $28.8 million in 2021, compared to an expense of $38.4 million in 2020.  Net recoveries totaled $4.8 million in 2021, compared to net charge-offs of $3.0 million in 2020.  The provision for credit losses recapture in 2021 reflected the improved economic forecast. The provision for credit losses expense in 2020 reflected the implementation of ASC 326 and the macroeconomic factors surrounding the COVID-19 pandemic. PPP loans were factored in the provision for credit losses in 2021 and 2020; however due to the SBA guaranty and our borrowers’ adherence to the PPP terms, the provision impact was insignificant. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, with the adoption of CECL beginning on January 1, 2020, provision expense may become more volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.  For additional information about non-performing loans, charge-offs, and additional items impacting the provision, refer to the “Risk Management – Credit Risk” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Noninterest Income
We generate revenues in the form of noninterest income through client fees, sales commissions, and other gains and losses from our core banking franchise and other related businesses, such as wealth management, investment consulting, and investment products.  This source of revenue as a percentage of total revenue was 26% in 2021 compared to 29% in 2020.
The following table details the components of noninterest income:

	Years Ended December 31,			% Change From Prior Year
(dollars in thousands)	2021	2020	2019	2021	2020
Wealth management fees	$40,409	$36,806	$37,072	9.8%	(0.7)%
Service charges on deposit accounts	34,685	35,081	44,915	(1.1)	(21.9)
Debit card and ATM fees	20,739	20,178	21,652	2.8	(6.8)
Mortgage banking revenue	42,558	62,775	26,622	(32.2)	135.8
Investment product fees	24,639	21,614	21,785	14.0	(0.8)
Capital markets income	21,997	22,480	13,270	(2.1)	69.4
Company-owned life insurance	10,589	12,031	11,539	(12.0)	4.3
Debt securities gains (losses), net	4,327	10,767	1,923	(59.8)	459.9
Other income	14,276	17,542	20,539	(18.6)	(14.6)
Total noninterest income	$214,219	$239,274	$199,317	(10.5)%	20.0%

Noninterest income to total revenue (1)	26.0%	28.2%	24.4%
(1)Total revenue includes the effect of a taxable equivalent adjustment of $13.9 million in 2021, $13.6 million in 2020, and $12.9 million in 2019.
The decrease in noninterest income in 2021 compared to 2020 was primarily due to lower mortgage banking revenue and lower debt securities gains.
Wealth management fees increased $3.6 million in 2021 compared to 2020 primarily due to higher personal trust fees, fiduciary account fees, and corporate trust fees.
Mortgage banking revenue decreased $20.2 million in 2021 compared to 2020 reflecting lower refinance transactions related to higher rates in 2021, which caused pipeline levels to drop and gain on sale margins to partially normalize.
Investment product fees increased $3.0 million in 2021 compared to 2020 reflecting higher investment and advisor fees.
Debt securities gains (losses), net decreased $6.4 million in 2021 compared to 2020 primarily due to lower realized gains on sales of available-for-sale securities in 2021.

Other income decreased $3.3 million in 2021 compared to 2020 primarily due to lower branded card incentives and $1.5 million of swap termination fees in 2021.
Noninterest Expense
The following table details the components of noninterest expense:

	Years Ended December 31,			% Change From Prior Year
(dollars in thousands)	2021	2020	2019	2021	2020
Salaries and employee benefits	$284,098	$293,590	$289,452	(3.2)%	1.4%
Occupancy	54,834	55,316	55,255	(0.9)	0.1
Equipment	16,704	16,690	16,903	0.1	(1.3)
Marketing	12,684	10,874	15,898	16.6	(31.6)
Data processing	47,047	41,086	37,589	14.5	9.3
Communication	10,073	9,731	10,702	3.5	(9.1)
Professional fees	20,077	15,755	22,854	27.4	(31.1)
FDIC assessment	6,059	6,722	6,030	(9.9)	11.5
Amortization of intangibles	11,336	14,091	16,911	(19.6)	(16.7)
Amortization of tax credit investments	6,770	18,788	2,749	(64.0)	583.4
Other expense	30,887	58,774	34,144	(47.4)	72.1
Total noninterest expense	$500,569	$541,417	$508,487	(7.5)%	6.5%
Noninterest expense decreased $40.8 million in 2021 compared to 2020 reflecting $42.6 million of charges in 2020 related to the ONB Way strategic initiative and lower amortization of tax credit investments in 2021. These decreases were partially offset by $14.6 million of diligence and merger charges in 2021 associated with the anticipated First Midwest merger.
Salaries and employee benefits is the largest component of noninterest expense.  Salaries and employee benefits decreased $9.5 million in 2021 compared to 2020. Personnel expenses related to the ONB Way strategic initiative totaling $8.3 million in 2020 were the primary driver of this decline.

Marketing expenses increased $1.8 million in 2021 compared to 2020 primarily due to higher advertising expenses.
Data processing expenses increased $6.0 million in 2021 compared to 2020 related to the modernization of our technology infrastructure.

Professional fees increased $4.3 million in 2021 compared to 2020. Professional fees in 2021 included $10.0 million related to the First Midwest merger. Professional fees in 2020 included $2.8 million of consulting fees related to the ONB Way strategic initiative.
Amortization of intangibles decreased $2.8 million in 2021 compared to 2020 primarily due to lower amortization of core deposit intangibles.
Amortization of tax credit investments decreased $12.0 million in 2021 compared to 2020.  The recognition of tax credit amortization expense is contingent upon the successful completion of the rehabilitation of a historic building or completion of a solar project within the reporting period. Many factors including weather, labor availability, building regulations, inspections, and other unexpected construction delays related to a rehabilitation project can cause a project to exceed its estimated completion date.  See Note 10 to the consolidated financial statements for additional information on our tax credit investments.
Other expense decreased $27.9 million in 2021 compared to 2020 primarily due to lease termination charges and impairments on long-lived assets related to banking center consolidations that were part of the ONB Way strategic initiative totaling $27.1 million in 2020.

Provision for Income Taxes
We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes.  The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by a tax benefit from our tax credit investments and interest on tax-exempt securities and loans.  The effective tax rate was 18.1% in 2021 compared to 11.4% in 2020.  The higher effective tax rate in 2021 compared to 2020 was primarily the result of an increase in pre-tax book income and lower federal tax credits available.  See Note 16 to the consolidated financial statements for additional details on Old National’s income tax provision.
Comparison of Fiscal Years 2020 and 2019
In 2020, we generated net income of $226.4 million and diluted net income per share of $1.36 compared to $238.2 million and diluted net income per share of $1.38, respectively, in 2019. The 2020 earnings included a $40.0 million increase in noninterest income and a $23.0 million decrease in income tax expense.  These favorable variances in net income were offset by an $8.2 million decrease in net interest income, a $32.9 million increase in noninterest expense, and a $33.6 million increase in provision for credit losses.  High commercial loan production and mortgage production, consistently strong credit quality metrics, and low cost of total deposits all contributed to favorable 2020 performance when compared to 2019.
Net interest income was $596.1 million in 2020, an $8.2 million decrease from $604.3 million in 2019.  Taxable equivalent net interest income was $609.7 million in 2020, a $7.5 million decrease from $617.2 million in 2019.  Average earning assets increased by $1.774 billion in 2020 and the yield on average earning assets decreased 75 basis points from 4.28% in 2019 to 3.53% in 2020.
The provision for credit losses was an expense of $38.4 million in 2020, compared to an expense of $4.7 million in 2019. The increase in provision for credit losses expense reflected the implementation of ASC 326 and the macroeconomic factors surrounding the COVID-19 pandemic. Charge-offs remained low during 2020 and we continued to see positive trends in credit quality.
Noninterest income increased $40.0 million in 2020 compared to 2019 primarily due to higher mortgage banking revenue, higher capital markets income, and higher debt securities gains. These increases were partially offset by lower service charges on deposit accounts.
Noninterest expense increased $32.9 million in 2020 compared to 2019 reflecting higher charges related to the ONB Way and higher commissions and corporate incentives, partially offset by fewer employees at December 31, 2020.
The provision for income taxes was $29.1 million in 2020 compared to $52.2 million in 2019.  Old National’s effective tax rate was 11.4% in 2020 compared to 18.0% in 2019.  The lower effective tax rate in 2020 compared to 2019 was primarily the result of an increase in federal tax credits available.
FINANCIAL CONDITION
Overview
At December 31, 2021, our assets were $24.454 billion, a 7% increase compared to $22.961 billion at December 31, 2020.  The increase was primarily due to higher investment securities and organic loan growth, excluding the decline in PPP loans.
We have observed signs of an economic recovery in the United States since the onset of COVID-19, with jobs, consumer spending, manufacturing, and other indicators rebounding from their weakest levels. However, there have been concerns about the emergence of communicable strains of the virus, whether enough people will agree to be vaccinated, supply chain issues, labor supply constraints, and inflation. Economic uncertainty remains and bouts of elevated volatility are expected to continue.

Earning Assets
Our earning assets are comprised of investment securities, portfolio loans, loans held for sale, money market investments, interest earning accounts with the Federal Reserve, and equity securities.  Earning assets were $21.851 billion at December 31, 2021, an increase of $1.538 billion compared to earning assets of $20.313 billion at December 31, 2020.
Investment Securities
We classify substantially all of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements.
Equity securities are recorded at fair value and totaled $13.2 million at December 31, 2021 compared to $2.5 million at December 31, 2020. The increase in equity securities was primarily due to an increase in mutual funds.
At December 31, 2021, the investment securities portfolio, including equity securities, was $7.565 billion compared to $6.142 billion at December 31, 2020, an increase of $1.423 billion, or 23%.  Investment securities represented 35% of earning assets at December 31, 2021, compared to 30% at December 31, 2020.  Stronger commercial loan demand in the future could result in management’s decision to reduce the securities portfolio.  As of December 31, 2021, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.
The investment securities available-for-sale portfolio had net unrealized losses of $6.0 million at December 31, 2021, compared to net unrealized gains of $186.3 million at December 31, 2020.  The change in net unrealized gains (losses) from December 31, 2020 to December 31, 2021 was primarily due to an increase in long-term interest rates impacting market values for mortgage-backed, U.S. government-sponsored entities and agencies, and tax exempt municipal securities.
The investment portfolio had an effective duration of 4.26 at December 31, 2021, compared to 4.08 at December 31, 2020.  Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates.  Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage.  The weighted average yields on investment securities, on a taxable equivalent basis, were 2.10% in 2021 and 2.52% in 2020.
Loan Portfolio
We lend primarily to consumers and small to medium-sized commercial and commercial real estate clients in many diverse industries including manufacturing, agribusiness, transportation, mining, wholesaling, and retailing.  Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Kentucky, Michigan, Minnesota, and Wisconsin.
The following table presents the composition of the loan portfolio at December 31.

(dollars in thousands)	2021	2020
Commercial (1)	$3,391,769	$3,956,422
Commercial real estate	6,380,674	5,946,512
Consumer	1,574,114	1,635,123
Total loans excluding residential real estate	11,346,557	11,538,057
Residential real estate	2,255,289	2,248,422
Total loans	13,601,846	13,786,479
Less: Allowance for credit losses	107,341	131,388
Net loans	$13,494,505	$13,655,091
(1)Includes remaining PPP loans of $169.0 million at December 31, 2021, compared to $943.0 million at December 31, 2020.

The following table presents the maturity distribution and rate sensitivity of loans at December 31, 2021 and an analysis of these loans that have predetermined and floating interest rates.

(dollars in thousands)	Within 1 Year	After 1 - 5 Years	After 5 - 15 Years	After 15 Years	Total	% of Total
Commercial
Interest rates:
Predetermined	$171,531	$965,676	$546,563	$40,131	$1,723,901	51%
Floating	558,915	647,115	330,586	131,252	1,667,868	49
Total	$730,446	$1,612,791	$877,149	$171,383	$3,391,769	100%

Commercial Real Estate
Interest rates:
Predetermined	$122,594	$1,483,156	$747,289	$20,683	$2,373,722	37%
Floating	374,985	1,879,944	1,638,692	113,331	4,006,952	63
Total	$497,579	$3,363,100	$2,385,981	$134,014	$6,380,674	100%

Residential Real Estate
Interest rates:
Predetermined	$2,850	$67,419	$607,554	$1,314,485	$1,992,308	88%
Floating	52	1,296	29,941	231,692	262,981	12
Total	$2,902	$68,715	$637,495	$1,546,177	$2,255,289	100%

Consumer
Interest rates:
Predetermined	$17,266	$576,701	$382,979	$5,897	$982,843	62%
Floating	9,974	99,292	205,482	276,523	591,271	38
Total	$27,240	$675,993	$588,461	$282,420	$1,574,114	100%
Commercial and Commercial Real Estate Loans
Commercial and commercial real estate loans are the largest classification within earning assets, representing 45% at December 31, 2021, compared to 49% at December 31, 2020. At December 31, 2021, commercial and commercial real estate loans were $9.772 billion, a decrease of $130.5 million compared to December 31, 2020 driven by a decline in PPP loans, partially offset by organic loan growth. As of December 31, 2021, total PPP loans were $169.0 million, compared to $943.0 million at December 31, 2020.

The following table provides detail on commercial loans by industry classification (as defined by the North American Industry Classification System) and by loan size at December 31.

	2021			2020
(dollars in thousands)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By Industry:
Manufacturing	$612,873	$1,152,774	$6,689	$586,074	$1,019,149	$11,036
Construction	310,649	744,610	1,429	462,140	903,604	1,036
Health care and social assistance	376,664	550,400	444	412,807	604,493	691
Public administration	247,770	357,310	—	299,748	371,846	—
Wholesale trade	240,618	438,357	1,598	241,432	483,253	3,647
Educational services	216,384	295,065	—	245,896	418,277	1,428
Other services	121,577	260,413	2,542	194,822	307,205	2,363
Professional, scientific, and technical services	141,364	279,185	937	182,228	320,983	864
Finance and insurance	162,920	232,847	44	186,079	246,551	57
Retail trade	131,303	289,478	945	151,869	329,160	1,788
Real estate rental and leasing	204,612	347,991	504	169,935	356,169	759
Transportation and warehousing	134,072	243,086	1,594	139,398	216,495	1,397
Administrative and support and waste management and remediation services	86,307	149,417	—	119,220	173,538	383
Agriculture, forestry, fishing, and hunting	114,699	164,364	1,521	145,624	192,602	358
Accommodation and food services	78,689	108,724	2,399	105,560	118,497	3,239
Utilities	26,322	75,439	—	88,607	98,996	—
Arts, entertainment, and recreation	71,055	110,574	2,189	82,305	111,729	2,590
Information	43,713	78,877	1,809	61,883	95,774	2,286
Mining	30,161	62,231	5	57,142	77,067	19
Management of companies and enterprises	15,124	36,046	—	13,605	28,276	—
Other	24,893	24,943	—	10,048	10,086	—
Total	$3,391,769	$6,002,131	$24,649	$3,956,422	$6,483,750	$33,941

By Loan Size:
Less than $200,000	8%	6%	7%	11%	8%	10%
$200,000 to $1,000,000	18	16	42	20	18	40
$1,000,000 to $5,000,000	31	29	51	34	32	50
$5,000,000 to $10,000,000	15	16	—	15	15	—
$10,000,000 to $25,000,000	18	18	—	14	16	—
Greater than $25,000,000	10	15	—	6	11	—
Total	100%	100%	100%	100%	100%	100%

The following table provides detail on commercial real estate loans classified by property type at December 31.

	2021		2020
(dollars in thousands)	Outstanding	%	Outstanding	%
By Property Type:
Multifamily	$1,995,803	31%	$1,598,614	27%
Retail	1,037,034	16	1,041,384	17
Office	1,018,973	16	1,001,589	17
Warehouse / Industrial	851,956	14	821,022	14
Single family	333,221	5	341,273	6
Other (1)	1,143,687	18	1,142,630	19
Total	$6,380,674	100%	$5,946,512	100%
(1)    Other includes construction and land development properties, senior housing properties, religion properties, and mixed use properties.
Residential Real Estate Loans
Residential real estate loans held in our portfolio, primarily 1-4 family properties, increased $6.9 million at December 31, 2021 compared to December 31, 2020.  Future increases in interest rates could result in a decline in the level of refinancings and new originations of residential real estate loans.
Consumer Loans
Consumer loans, including automobile loans and personal and home equity loans and lines of credit, decreased $61.0 million, at December 31, 2021 compared to December 31, 2020 primarily due to decreases in consumer indirect and consumer direct loans.
Allowance for Credit Losses on Loans and Unfunded Commitments
Beginning January 1, 2020, with the adoption of CECL, we calculated allowance for credit losses using current expected credit losses methodology. As of January 1, 2020, Old National increased the allowance for credit losses for loans by $41.3 million and increased the allowance for credit losses for unfunded loan commitments by $4.5 million, since the ASU covers credit losses over the expected life of a loan as well as considering future changes in macroeconomic conditions. The increase related to the acquired loan portfolio totaled $27.1 million.
At December 31, 2021, the allowance for credit losses was $107.3 million, compared to $131.4 million at December 31, 2020.  The decrease in the allowance for credit losses reflected the improved economic forecast. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense.  Additionally, with the adoption of CECL beginning on January 1, 2020, provision expense may be more volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.
We maintain an allowance for credit losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a drawdown on the commitment.  The allowance for credit losses on unfunded loan commitments is classified as a liability account on the balance sheet within accrued expenses and other liabilities, while the corresponding provision for these credit losses is recorded as a component of other expense. The allowance for credit losses on unfunded loan commitments totaled $10.9 million at December 31, 2021, compared to $11.7 million at December 31, 2020.
Additional information about our Allowance for Credit Losses is included in the “Risk Management – Credit Risk” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1 and 4 to the consolidated financial statements.
Loans Held for Sale
Mortgage loans held for immediate sale in the secondary market were $35.5 million at December 31, 2021, compared to $63.3 million at December 31, 2020.  Certain mortgage loans are committed for sale at or prior to origination at a contracted price to an outside investor.  Other mortgage loans held for immediate sale are hedged with TBA forward agreements and committed for sale when they are ready for delivery and remain on the Company’s balance sheet for a short period of time (typically 30 to 60 days).  These loans are sold without recourse, beyond customary representations and warranties, and Old National has not experienced material losses arising from these sales.  Mortgage originations are subject to volatility due to interest rates and home sales, among other factors.
We have elected the fair value option for residential loans held for sale.  The aggregate fair value exceeded the unpaid principal balance by $1.3 million at December 31, 2021 and $3.5 million at December 31, 2020.
Other Assets
Other assets increased $26.6 million since December 31, 2020 primarily due to higher tax credit investments and net deferred tax assets related to net unrealized gains (losses) on investment securities. These increases were partially offset by lower derivative assets.
Funding
Total funding, comprised of deposits and wholesale borrowings, was $21.144 billion at December 31, 2021, an increase of $1.430 billion from $19.714 billion at December 31, 2020.  Total deposits were $18.569 billion, an increase of $1.532 billion compared to December 31, 2020.  Noninterest-bearing demand deposits increased $669.4 million from December 31, 2020 to December 31, 2021.  Interest-bearing checking and NOW deposits increased $361.0 million from December 31, 2020 to December 31, 2021, while savings deposits increased $402.7 million. Money market deposits increased $261.0 million from December 31, 2020 to December 31, 2021. Time deposits decreased $162.5 million.
We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position.  At December 31, 2021, wholesale borrowings, including federal funds purchased and interbank borrowings, securities sold under agreements to repurchase, FHLB advances, and other borrowings, totaled $2.575 billion, a decrease of $101.3 million from December 31, 2020.  The decrease in wholesale funding from December 31, 2020 to December 31, 2021 was due to decreases in FHLB advances, securities sold under agreements to repurchase, and federal funds purchased and interbank borrowings, partially offset by an increase in other borrowings.  Wholesale funding as a percentage of total funding was 12% at December 31, 2021, compared to 14% at December 31, 2020.  See Notes 12, 13, and 14 to the consolidated financial statements for additional details on our financing activities.
The following table details the average balances of all funding sources for the years ended December 31.

				% Change From Prior Year
(dollars in thousands)	2021	2020	2019	2021	2020
Demand deposits	$6,163,937	$4,945,506	$3,887,470	24.6%	27.2%
Interest-bearing checking and NOW deposits	4,974,477	4,465,120	3,902,765	11.4	14.4
Savings deposits	3,648,019	3,113,435	2,878,135	17.2	8.2
Money market deposits	2,092,661	1,866,197	1,789,065	12.1	4.3
Time deposits	1,020,359	1,421,216	1,921,991	(28.2)	(26.1)
Total deposits	17,899,453	15,811,474	14,379,426	13.2	10.0
Federal funds purchased and interbank borrowings	1,113	138,257	241,618	(99.2)	(42.8)
Securities sold under agreements to repurchase	392,777	375,961	342,654	4.5	9.7
Federal Home Loan Bank advances	1,902,407	2,055,155	1,775,987	(7.4)	15.7
Other borrowings	269,484	242,642	251,194	11.1	(3.4)
Total funding sources	$20,465,234	$18,623,489	$16,990,879	9.9%	9.6%

At December 31, 2021, time deposits in excess of the FDIC insurance limit and estimated time deposits that are otherwise uninsured by maturity were as follows:

(dollars in thousands)	Individual Instruments in Denominations that Meet or Exceed the FDIC Insurance Limit	Estimated Aggregate Time Deposits that Meet or Exceed the FDIC Insurance Limit and Otherwise Uninsured Time Deposits
Three months or less	$95,506	$111,993
Over three through six months	55,170	68,582
Over six through 12 months	44,856	89,236
Over 12 months	57,219	120,946
Total	$252,751	$390,757
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities increased $33.5 million, or 18%, from December 31, 2020 primarily due to increases in unfunded commitments on low income housing tax credit investments and derivative liabilities.
Capital
Shareholders’ equity totaled $3.012 billion, or 12% of total assets, at December 31, 2021 and $2.973 billion, or 13% of total assets, at December 31, 2020.  The change in unrealized gains (losses) on available-for-sale investment securities decreased equity by $148.3 million during 2021.  Old National paid cash dividends of $0.56 per share in 2021, which reduced equity by $92.8 million. Old National’s Common Stock is traded on the NASDAQ under the symbol “ONB” with 36,320 shareholders of record at December 31, 2021.
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
Management views stress testing as an integral part of the Company’s risk management and strategic planning activities. Old National performs stress testing periodically throughout the year. The primary objective of the stress test is to ensure that Old National has a robust, forward-looking stress testing process and maintains sufficient capital to continue operations throughout times of economic and financial stress. Management also uses the stress testing framework to evaluate decisions relating to pricing, loan concentrations, capital deployment, and mergers and acquisitions to ensure that strategic decisions align with Old National’s risk appetite statement. Old National’s stress testing process incorporates key risks that include strategic, market, liquidity, credit, operational, regulatory, compliance, legal, and reputational risks. Old National’s stress testing policy outlines steps that will be taken if stress test results do not meet internal thresholds under severely adverse economic scenarios.
RISK MANAGEMENT
Overview
Old National has adopted a Risk Appetite Statement to enable the Board of Directors, Executive Leadership Group, and Senior Management to better assess, understand, and mitigate the risks of Old National.  The Risk Appetite Statement addresses the following major risks:  strategic, market, liquidity, credit, operational/technology/cybersecurity, talent management, regulatory/compliance/legal, and reputational.  Our Chief Risk Officer is independent of management and reports directly to the Chair of the Board’s Enterprise Risk Management Committee.  The following discussion addresses these major risks: credit, market, liquidity, operational/technology/cybersecurity, and regulatory/compliance/legal.

Credit Risk
Credit risk represents the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms.  Our primary credit risks result from our investment and lending activities.
Investment Activities
We carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral.  At December 31, 2021, we had pooled trust preferred securities with a fair value of $9.5 million, or less than 1% of the available-for-sale securities portfolio.  These securities remained classified as available-for-sale and the unrealized loss on our pooled trust preferred securities was $4.3 million at December 31, 2021.  The fair value of these securities is expected to improve as we get closer to maturity, but may be adversely impacted by credit deterioration.
All of our mortgage-backed securities are backed by U.S. government-sponsored or federal agencies.  Municipal bonds, corporate bonds, and other debt securities are evaluated by reviewing the credit-worthiness of the issuer and general market conditions.  See Note 3 to the consolidated financial statements for additional details about our investment security portfolio.
Counterparty Exposure
Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation.  We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry.  Old National manages exposure to counterparty risk in connection with its derivatives transactions by generally engaging in transactions with counterparties having ratings of at least “A” by Standard & Poor’s Rating Service or “A2” by Moody’s Investors Service.  Total credit exposure is monitored by counterparty and managed within limits that management believes to be prudent. Old National’s net counterparty exposure was an asset of $422.3 million at December 31, 2021.
Lending Activities
Commercial
Commercial and industrial loans are made primarily for the purpose of financing equipment acquisition, expansion, working capital, and other general business purposes.  Lease financing consists of direct financing leases and is used by commercial clients to finance capital purchases ranging from computer equipment to transportation equipment.  The credit decisions for these transactions are based upon an assessment of the overall financial capacity of the applicant.  A determination is made as to the applicant’s ability to repay in accordance with the proposed terms as well as an overall assessment of the risks involved.  In addition to an evaluation of the applicant’s financial condition, a determination is made of the probable adequacy of the primary and secondary sources of repayment, such as additional collateral or personal guarantees, to be relied upon in the transaction.  Credit agency reports of the applicant’s credit history supplement the analysis of the applicant’s creditworthiness.
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
We lend to commercial and commercial real estate clients in many diverse industries including manufacturing, agribusiness, transportation, mining, wholesaling, and retailing.  Old National manages concentrations of credit exposure by industry, product, geography, client relationship, and loan size.  At December 31, 2021, our average commercial loan size was approximately $205,000 and our average commercial real estate loan size was approximately $940,000. In addition, while loans to lessors of residential and non-residential real estate exceed 10% of total loans, no individual sub-segment category within those broader categories reaches the 10% threshold.  At December 31, 2021, we had minimal exposure to foreign borrowers and no sovereign debt.  Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Kentucky, Michigan, Minnesota, and Wisconsin. We have experienced an adverse impact from COVID-19 during 2020 and 2021; however, the depth of this crisis is ongoing and its effect is very broad-based. Management believes that trends in under-performing, criticized, and classified loans will be highly dependent on the distribution of vaccinations, as well as the length of time it will take consumers and businesses to return to their pre-pandemic spending routines.

The following table presents a summary of under-performing, criticized, and classified assets at December 31:

(dollars in thousands)	2021	2020
Total nonaccrual loans	$106,691	$147,339
TDRs still accruing	18,378	17,749
Total past due loans (90 days or more and still accruing)	7	167
Other real estate owned	2,030	1,324
Total under-performing assets	$127,106	$166,579
Classified loans (includes nonaccrual, TDRs still accruing, past due 90 days, and other problem loans)	$269,270	$304,782
Other classified assets (1)	4,338	3,706
Criticized loans	235,910	287,192
Total criticized and classified assets	$509,518	$595,680
Asset Quality Ratios:
Nonaccrual loans/total loans (2)	0.78%	1.07%
Non-performing loans/total loans (2) (3)	0.92	1.20
Under-performing assets/total loans and other real estate owned (2)	0.93	1.21
Under-performing assets/total assets	0.52	0.73
Allowance for credit losses/under-performing assets	84.45	78.87
Allowance for credit losses/nonaccrual loans	100.61	89.17
(1)Includes one pooled trust preferred security and two insurance policies at December 31, 2021.
(2)Loans exclude loans held for sale.
(3)Non-performing loans include nonaccrual loans and TDRs still accruing.
Under-performing assets totaled $127.1 million at December 31, 2021, compared to $166.6 million at December 31, 2020.  Under-performing assets as a percentage of total loans and other real estate owned at December 31, 2021 were 0.93%, a 28 basis point improvement from 1.21% at December 31, 2020.
Nonaccrual loans decreased $40.6 million from December 31, 2020 to December 31, 2021 primarily due to lower commercial real estate and commercial nonaccrual loans. As a percentage of nonaccrual loans, the allowance for credit losses was 100.61% at December 31, 2021, compared to 89.17% at December 31, 2020.
If nonaccrual and renegotiated loans outstanding at December 31, 2021 and 2020, respectively, had been accruing interest throughout the year in accordance with their original terms, interest income of approximately $5.1 million in 2021 and $5.8 million in 2020 would have been recorded on these loans. The amount of interest income actually recorded on nonaccrual and renegotiated loans was $1.3 million in 2021 and $2.9 million in 2020.
Total criticized and classified assets were $509.5 million at December 31, 2021, a decrease of $86.2 million from December 31, 2020.  Other classified assets include investment securities that fell below investment grade rating totaling $4.3 million at December 31, 2021, compared to $3.7 million at December 31, 2020.
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
At December 31, 2021, TDRs consisted of $7.4 million of commercial loans, $17.2 million of commercial real estate loans, $0.1 million of BBCC loans, $2.4 million of residential real estate loans, $2.7 million of direct consumer loans, and $0.2 million of home equity loans, totaling $30.0 million.  TDRs included within nonaccrual loans totaled $11.7 million at December 31, 2021.  At December 31, 2020, our TDRs consisted of $11.1 million of commercial loans, $17.6 million of commercial real estate loans, $0.1 million of BBCC loans, $2.8 million of residential real estate loans, $0.8 million of direct consumer loans, and $0.3 million of home equity loans, totaling $32.7 million.  TDRs included within nonaccrual loans totaled $14.9 million at December 31, 2020.
Old National has allocated specific reserves to clients whose loan terms have been modified in TDRs totaling $0.7 million at December 31, 2021 and $1.6 million at December 31, 2020.  Old National had not committed to lend any additional funds to clients with outstanding loans that are classified as TDRs at December 31, 2021 or December 31, 2020.
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
We have developed relief programs to assist borrowers in financial need due to the effects of the COVID-19 pandemic. The Interagency Statement issued by our banking regulators encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act terminates. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. Additionally, section 541 of the CAA extends the relief provided by the CARES Act for financial institutions to suspend the GAAP accounting treatment for troubled debt restructuring to January 1, 2022. After this date, we will follow the GAAP accounting treatment to determine if new modifications meet the definition of a TDR. In accordance with such guidance, during 2020 and throughout 2021 we offered short-term modifications in response to COVID-19 to borrowers who were current and otherwise not past due. These included short-term (180 days or less) modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that were insignificant. These loan deferrals totaled $6.4 million at December 31, 2021.
U.S. Small Business Administration Paycheck Protection Program
In 2020, Section 1102 of the CARES Act created the PPP, a program administered by the SBA to provide loans to small businesses for payroll and other basic expenses during the COVID-19 pandemic. Old National participated in the PPP as a lender. During 2020, Old National originated over 9,700 loans with balances of approximately $1.518 billion to new and existing clients through the PPP. As of December 31, 2021, we have received payment from the SBA on 9,502, or 97%, of these loans totaling $1.503 billion.
On December 27, 2020, the CAA was signed into law. The CAA, among other things, extended the life of the PPP, effectively creating a second round of PPP loans for eligible businesses. Old National participated in the CAA’s second round of PPP lending. During 2021, Old National originated approximately 6,200 loans totaling $583.7 million through the second round of the PPP. As of December 31, 2021, we have received payment from the SBA on 4,566, or 74%, of these loans totaling $424.1 million. Additionally, section 541 of the CAA extended the relief provided by the CARES Act for financial institutions to suspend the GAAP accounting treatment for troubled debt restructuring to January 1, 2022.
At December 31, 2021, remaining PPP loans totaled $169.0 million.
Allowance for Credit Losses on Loans and Unfunded Commitments
Beginning January 1, 2020, with the adoption of CECL, we calculated allowance for credit losses using current expected credit losses methodology. As of January 1, 2020, Old National increased the allowance for credit losses for loans by $41.3 million and increased the allowance for credit losses for unfunded loan commitments by $4.5 million, since the ASU covers credit losses over the expected life of a loan as well as considering future changes in macroeconomic conditions. The increase related to the acquired loan portfolio totaled $27.1 million.
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
The loan categories used to monitor and analyze interest income and yields are different than the portfolio segments used to determine the allowance for credit losses for loans. The allowance for credit losses was calculated by pooling loans of similar credit risk characteristics and credit monitoring procedures. The four loan portfolios are classified into seven segments of loans - commercial, commercial real estate, BBCC, residential real estate, indirect, direct, and home equity. The commercial and commercial real estate loan categories shown on the balance sheet include the same pool of loans as the commercial, commercial real estate, and BBCC portfolio segments. The consumer loan category shown on the balance sheet is comprised of the same loans in the indirect, direct, and home equity portfolio segments. The portfolio segment reclassifications follow:

		Segment
	Statement	Portfolio	After
(dollars in thousands)	Balance	Reclassifications	Reclassifications
December 31, 2021
Commercial	$3,391,769	$(191,557)	$3,200,212
Commercial real estate	6,380,674	(159,190)	6,221,484
BBCC	N/A	350,747	350,747
Residential real estate	2,255,289	—	2,255,289
Consumer	1,574,114	(1,574,114)	N/A
Indirect	N/A	873,139	873,139
Direct	N/A	140,385	140,385
Home equity	N/A	560,590	560,590
Total	$13,601,846	$—	$13,601,846

December 31, 2020
Commercial	$3,956,422	$(198,722)	$3,757,700
Commercial real estate	5,946,512	(171,701)	5,774,811
BBCC	N/A	370,423	370,423
Residential real estate	2,248,422	—	2,248,422
Consumer	1,635,123	(1,635,123)	N/A
Indirect	N/A	913,902	913,902
Direct	N/A	164,807	164,807
Home equity	N/A	556,414	556,414
Total	$13,786,479	$—	$13,786,479

The following table details activity in our allowance for credit losses for loans for the years ended December 31:

(dollars in thousands)	2021	2020
Balance at beginning of period	$131,388	$54,619
Impact of adopting ASC 326	—	41,347
Loans charged-off:
Commercial	1,228	5,593
Commercial real estate	264	4,323
BBCC	144	95
Residential real estate	346	824
Indirect	1,087	2,754
Direct	1,159	1,763
Home equity	82	201
Total charge-offs	4,310	15,553
Recoveries on charged-off loans:
Commercial	791	3,629
Commercial real estate	4,403	4,515
BBCC	105	140
Residential real estate	339	633
Indirect	1,682	1,922
Direct	777	819
Home equity	978	922
Total recoveries	9,075	12,580
Net charge-offs (recoveries)	(4,765)	2,973
Provision for credit losses	(28,812)	38,395
Balance at end of period	$107,341	$131,388
Average loans for the year (1)	$13,766,590	$13,341,677
Asset Quality Ratios:
Allowance/year-end loans (1)	0.79%	0.95%
Allowance/average loans (1)	0.78	0.98
(1)Loans exclude loans held for sale.

The following table details net charge-offs to average loans outstanding by loan category for the years ended December 31:

(dollars in thousands)	2021	2020
Commercial:
Net charge-offs (recoveries)	$437	$1,964
Average loans for the year	$3,553,527	$3,520,397
Net charge-offs (recoveries)/average loans	0.01%	0.06%
Commercial real estate:
Net charge-offs (recoveries)	$(4,139)	$(192)
Average loans for the year	$6,022,408	$5,436,791
Net charge-offs (recoveries)/average loans	(0.07)%	—%
BBCC:
Net charge-offs (recoveries)	$39	$(45)
Average loans for the year	$355,310	$363,463
Net charge-offs (recoveries)/average loans	0.01%	(0.01)%
Residential real estate:
Net charge-offs (recoveries)	$7	$191
Average loans for the year (1)	$2,257,878	$2,336,428
Net charge-offs (recoveries)/average loans	—%	0.01%
Indirect:
Net charge-offs (recoveries)	$(595)	$832
Average loans for the year	$879,525	$935,233
Net charge-offs (recoveries)/average loans	(0.07)%	0.09%
Direct:
Net charge-offs (recoveries)	$382	$944
Average loans for the year	$150,620	$195,795
Net charge-offs (recoveries)/average loans	0.25%	0.48%
Home equity:
Net charge-offs (recoveries)	$(896)	$(721)
Average loans for the year	$547,322	$553,570
Net charge-offs (recoveries)/average loans	(0.16)%	(0.13)%
Total loans:
Net charge-offs (recoveries)	$(4,765)	$2,973
Average loans for the year (1)	$13,766,590	$13,341,677
Net charge-offs (recoveries)/average loans	(0.03)%	0.02%
(1)Average loans exclude loans held for sale.
The allowance for credit losses was $107.3 million at December 31, 2021, compared to $131.4 million at December 31, 2020.  The decrease in the allowance for credit losses reflected the improved economic forecast. There were no industry segments representing a significant share of total net charge-offs.  Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, with the adoption of CECL beginning on January 1, 2020, provision expense may become more volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.

Prior to January 1, 2020, we calculated allowance for loan losses using incurred losses methodology. The activity in our allowance for loan losses for the year ended December 31, 2019 was as follows:

(dollars in thousands)	2019
Balance at beginning of period	$55,461
Loans charged-off:
Commercial	3,819
Commercial real estate	2,846
Residential real estate	661
Consumer credit	7,463
Total charge-offs	14,789
Recoveries on charged-off loans:
Commercial	1,650
Commercial real estate	3,774
Residential real estate	146
Consumer credit	3,630
Total recoveries	9,200
Net charge-offs (recoveries)	5,589
Provision for loan losses	4,747
Balance at end of period	$54,619
Average loans for the year (1)	$12,087,429
Asset Quality Ratios:
Allowance/year-end loans (1)	0.45%
Allowance/average loans (1)	0.45
Net charge-offs (recoveries)/average loans	0.05
(1)Loans exclude loans held for sale.
The following table details the allowance for credit losses for loans by loan category and the percent of loans in each category compared to total loans at December 31.

	2021		2020
(dollars in thousands)	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans
Commercial	$27,232	23.5%	$30,567	27.3%
Commercial real estate	64,004	45.8	75,810	41.9
BBCC	2,458	2.6	6,120	2.7
Residential real estate	9,347	16.6	12,608	16.3
Indirect	1,743	6.4	3,580	6.6
Direct	528	1.0	855	1.2
Home equity	2,029	4.1	1,848	4.0
Total	$107,341	100.0%	$131,388	100.0%
We maintain an allowance for credit losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a drawdown on the commitment.  The allowance for credit losses on unfunded loan commitments is classified as a liability account on the balance sheet within accrued expenses and other liabilities, while the corresponding provision for these credit losses is recorded as a component of other expense. The allowance for credit losses on unfunded loan commitments totaled $10.9 million at December 31, 2021, compared to $11.7 million at December 31, 2020.
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
Potential cash flows, sales, or replacement value of many of our assets and liabilities, especially those that earn or pay interest, are sensitive to changes in the general level of interest rates. This interest rate risk arises primarily from our normal business activities of gathering deposits and extending loans. Many factors affect our exposure to changes in interest rates, such as general economic and financial conditions, client preferences, historical pricing relationships, and re-pricing characteristics of financial instruments. Our earnings can also be affected by the monetary and fiscal policies of the U.S. Government and its agencies, particularly the Federal Reserve.
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

The following table illustrates our projected net interest income sensitivity over a two-year cumulative horizon based on the asset/liability model as of December 31, 2021 and 2020:

	Immediate Rate Decrease		Immediate Rate Increase
(dollars in thousands)	-50 Basis Points	Base	+100 Basis Points	+200 Basis Points	+300 Basis Points
December 31, 2021
Projected interest income:
Money market, other interest earning investments, and investment securities	$286,047	$306,020	$343,964	$380,103	$414,696
Loans	836,118	867,676	1,007,875	1,151,879	1,291,113
Total interest income	1,122,165	1,173,696	1,351,839	1,531,982	1,705,809
Projected interest expense:
Deposits	14,032	23,628	108,236	193,024	277,809
Borrowings	71,218	79,068	111,178	146,967	183,450
Total interest expense	85,250	102,696	219,414	339,991	461,259
Net interest income	$1,036,915	$1,071,000	$1,132,425	$1,191,991	$1,244,550
Change from base	$(34,085)		$61,425	$120,991	$173,550
% change from base	(3.18)%		5.74%	11.30%	16.20%

December 31, 2020
Projected interest income:
Money market, other interest earning investments, and investment securities	$262,254	$276,027	$304,939	$325,867	$343,376
Loans	856,007	886,057	1,018,491	1,152,321	1,283,582
Total interest income	1,118,261	1,162,084	1,323,430	1,478,188	1,626,958
Projected interest expense:
Deposits	17,574	26,598	106,018	185,434	264,847
Borrowings	63,262	67,864	103,057	137,662	173,915
Total interest expense	80,836	94,462	209,075	323,096	438,762
Net interest income	$1,037,425	$1,067,622	$1,114,355	$1,155,092	$1,188,196
Change from base	$(30,197)		$46,733	$87,470	$120,574
% change from base	(2.83)%		4.38%	8.19%	11.29%
Our asset sensitivity increased year over year primarily due to deposit growth, higher mix of floating rate loans, and changes in our hedging strategies.
A key element in the measurement and modeling of interest rate risk is the re-pricing assumptions of our transaction deposit accounts, which have no contractual maturity dates. Because the models are driven by expected behavior in various interest rate scenarios and many factors besides market interest rates affect our net interest income, we recognize that model outputs are not guarantees of actual results. For this reason, we model many different combinations of interest rates and balance sheet assumptions to understand our overall sensitivity to market interest rate changes, including shocks, ramps, yield curve flattening, yield curve steepening, as well as forecasts of likely interest rate scenarios tested.  At December 31, 2021, our projected net interest income sensitivity based on the asset/liability models we utilize was within the limits of our interest rate risk policy for the scenarios tested.
We use cash flow and fair value hedges, primarily interest rate swaps, collars, and floors, to mitigate interest rate risk. Derivatives designated as hedging instruments were in a net asset position with a fair value of $1.3 million at December 31, 2021, compared to a net asset position with a fair value of $15.2 million at December 31, 2020.  See Note 20 to the consolidated financial statements for further discussion of derivative financial instruments.

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
A maturity schedule for Old National Bank’s time deposits is shown in the following table at December 31, 2021.

(dollars in thousands)
Maturity Bucket	Amount	Rate
2022	$663,230	0.27%
2023	149,526	0.74
2024	86,502	0.85
2025	33,469	0.66
2026	23,165	0.59
2027 and beyond	4,521	1.03
Total	$960,413	0.42%
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
The credit ratings of Old National and Old National Bank at December 31, 2021 are shown in the following table.

Moody's Investors Service
	Long-term	Short-term
Old National	A3	N/A
Old National Bank	Aa3	P-1

Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well.  At December 31, 2021, Old National and its subsidiaries had the following availability of liquid funds and borrowings:

(dollars in thousands)	Parent Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$107,900	$714,119
Unencumbered government-issued debt securities	—	3,426,534
Unencumbered investment grade municipal securities	—	1,082,926
Unencumbered corporate securities	—	157,842
Availability of borrowings:
Amount available from Federal Reserve discount window*	—	429,431
Amount available from Federal Home Loan Bank Indianapolis*	—	428,863
Total available funds	$107,900	$6,239,715
*  Based on collateral pledged

Old National Bancorp has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows, and funds used for acquisitions.  Old National Bancorp can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit, and through the issuance of debt securities.  Additionally, Old National Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt and equity markets.  At December 31, 2021, Old National Bancorp’s other borrowings outstanding were $213.6 million. Management believes the Company has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval.  Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years.  Prior regulatory approval to pay dividends was not required in 2020 or 2021 and is not currently required. At December 31, 2021, Old National Bank could pay dividends of $268.1 million without prior regulatory approval.
Operational/Technology/Cybersecurity Risk
Operational/technology/cybersecurity risk is the danger that inadequate information systems, operational problems, breaches in internal controls, information security breaches, fraud, or unforeseen catastrophes will result in unexpected losses and other adverse impacts to Old National, such as reputational harm.  We maintain frameworks, programs, and internal controls to prevent or minimize financial loss from failure of systems, people, or processes.  This includes specific programs and frameworks intended to prevent or limit the effects of cybersecurity risk including, but not limited to, cyber-attacks or other information security breaches that might allow unauthorized transactions or unauthorized access to client, team member, or company sensitive information.  Metrics and measurements are used by our management team in the management of day-to-day operations to ensure effective client service, minimization of service disruptions, and oversight of cybersecurity risk.  We continually monitor and report on operational, technology, and cybersecurity risks related to business disruptions and systems failures; cyber-attacks, information security or data breaches; clients, products, and business practices; damage to physical assets; employee and workplace safety; execution, delivery, and process management; and external and internal fraud.
The Enterprise Risk Management Committee of the Board of Directors is responsible for the oversight, guidance, and monitoring of risks, including operational/technology/cybersecurity risks, being taken by the Company.  The monitoring is accomplished through ongoing review of management reports, data on risks and policy limits, and consistent discussion on enterprise risk management strategies, policies, and risk assessments.
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
MATERIAL CONTRACTUAL OBLIGATIONS, COMMITMENTS, AND CONTINGENT LIABILITIES
The following table presents our material fixed and determinable contractual obligations and significant commitments at December 31, 2021.  Further discussion of each obligation or commitment is included in the referenced note to the consolidated financial statements.

		Payments Due In
(dollars in thousands)	Note Reference	One Year or Less	Over One Year	Total
Deposits without stated maturity		$17,608,782	$—	$17,608,782
IRAs, consumer, and brokered certificates of deposit	11	663,230	297,183	960,413
Securities sold under agreements to repurchase	12	392,275	—	392,275
Federal Home Loan Bank advances	13	27,500	1,858,519	1,886,019
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
In addition, liabilities recorded under FASB ASC 740-10 (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109) are not included in the table because the amount and timing of any cash payments cannot be reasonably estimated.  Further discussion of income taxes and liabilities is included in Note 16 to the consolidated financial statements.
CRITICAL ACCOUNTING ESTIMATES
Our most significant accounting policies are described in Note 1 to the consolidated financial statements.  Certain of these accounting policies require management to use significant judgment and estimates, which can have a material impact on the carrying value of certain assets and liabilities, and we consider these policies to be our critical accounting estimates.  The judgment and assumptions made are based upon historical experience, future forecasts, or other factors that management believes to be reasonable under the circumstances.  Because of the nature of the judgment and assumptions, actual results could differ from estimates, which could have a material effect on our financial condition and results of operations.
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
•Judgments and Uncertainties.  We utilize a discounted cashflow approach to determine the allowance for credit losses for performing loans and nonperforming loans. Expected cashflows are created for each loan and discounted using the effective yield method. The discounted sum of expected cashflows is then compared to the amortized cost and any shortfall is recorded as reserve. Expected cashflows are created using a combination of contractual payment schedules, calculated PDs, LGD and prepayment assumptions as well as qualitative factors. For the commercial and commercial real estate loans, the PD is forecast using a regression model to determine the likelihood of a loan moving into nonaccrual within the time horizon. For residential and consumer loans, the PD is forecast using a regression model to determine the likelihood of a loan being charged-off within the time horizon. The regression models use combinations of variables to assess systematic and unsystematic risk. Variables used for unsystematic risk are borrower specific and help to gauge the risk of default from an individual borrower. Variables for systematic risk, risk inherent to all borrowers, come from the use of forward-looking economic forecasts and include variables such as unemployment rate, gross domestic product, and house price index. The LGD is defined as credit loss incurred when an obligor of the bank defaults. Qualitative factors include items such as changes in lending policies or procedures and economic uncertainty in forward-looking forecasts.
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
One of the most significant judgments used in determining the allowance for credit losses is the macroeconomic forecast provided by a third party. The economic indices sourced from the macroeconomic forecast and used in projecting loss rates include the national unemployment rate, changes in commercial real estate prices, changes in home values, and changes in the United States gross domestic product. The economic index used in the calculation to which the calculation may be most sensitive is the national unemployment rate. Each reporting period, several macroeconomic forecast scenarios are considered by management. Management selects the macroeconomic forecast that is most reflective of expectations at that point in time. Changes in the macroeconomic forecast, especially for the national unemployment rate, could significantly impact the calculated estimated credit losses.
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
Management maintains a system of internal accounting controls, which is believed to provide, in all material respects, reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are properly authorized and recorded, and the financial records are reliable for preparing financial statements and maintaining accountability for assets.  In addition, Old National has a Code of Business Conduct and Ethics, a Senior Financial and Executive Officer Code of Ethics and Corporate Governance Guidelines that outline high levels of ethical business standards.  Old National has also appointed a Chief Ethics Officer and had a third party perform an independent validation of our ethics program.  All systems of internal accounting controls are based on management’s judgment that the cost of controls should not exceed the benefits to be achieved and that no system can provide absolute assurance that control objectives are achieved.  Management believes Old National’s system provides the appropriate balance between cost of controls and the related benefits.
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
Old National’s management assessed the effectiveness of Old National’s internal control over financial reporting as of December 31, 2021.  In making this assessment, management used the criteria established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on that assessment Old National has concluded that, as of December 31, 2021, Old National’s internal control over financial reporting is effective.  Old National’s independent registered public accounting firm has audited the effectiveness of Old National’s internal control over financial reporting as of December 31, 2021 as stated in their report, which follows.

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Old National Bancorp
Evansville, Indiana

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Old National Bancorp (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2020 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification No. 326, Financial Instruments – Credit Losses (ASC 326). The Company adopted the credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles.

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

Allowance and Provision for Credit Losses on Loans

The allowance for credit losses (the “ACL”) is an accounting estimate of expected credit losses over the contractual life of financial assets carried at amortized cost and off-balance-sheet credit exposures as described in Notes 1 and 4 of the consolidated financial statements. A financial asset (or a group of financial assets), including the Company's loan portfolio, is required to be measured at amortized cost to be presented at the net amount expected to be collected. Estimates of expected credit losses for loans are based on historical experience, current conditions and reasonable and supportable forecasts over the expected life of the loans. In order to estimate the expected credit losses, the Company utilizes several loss estimation models.

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

The ACL and related Provision for Credit Losses was identified by us as a critical audit matter because of the extent of auditor judgment applied and significant audit effort to evaluate the significant subjective and complex judgments made by management throughout calculation, including the need to involve our valuation services specialists. The principal considerations resulting in our determination included the following:

•Significant auditor judgment in evaluating the selection and application of the reasonable and supportable forecast of economic variables and reasonableness of other model assumptions.
•Significant auditor judgment and effort in evaluating the qualitative factors used in the calculation related to adjustments for economic uncertainty in the forward-looking forecast.
•Significant audit effort related to the completeness and accuracy of the high volume of data used and data flow between systems.

The primary procedures performed to address the critical audit matter included:

•Testing the effectiveness of management’s internal controls over preparation and evaluation of the ACL calculation, significant model assumptions, development and reasonableness of qualitative factors, completeness and accuracy of data used in the calculation, systems used in the development of the estimate, and the appropriateness of the overall calculation.
•With the assistance of our valuation specialists, evaluating the effectiveness of management’s internal controls over PD model monitoring and validation of the assumptions, calculations, and functionality of the PD and DCF models.
•Evaluating management’s judgments in the selection and application of reasonable and supportable forecasts of economic variables.
•Substantively testing management’s process for developing qualitative factors and assessing the reasonableness, relevance, and reliability of data used to develop qualitative factors, including evaluating management’s judgments and assumptions for reasonableness.
•Substantively testing the mathematical accuracy of the DCF model at a loan level, including the completeness and accuracy of loan data used in the model.
•Substantively testing the completeness and accuracy of data used in the calculation and the data flow between the various systems.

Crowe LLP
We have served as the Company's auditor since 2005, which is the year the engagement letter was signed for the audit of the 2006 financial statements.

Louisville, Kentucky
February 10, 2022

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars and shares in thousands, except per share data)	2021	2020
Assets
Cash and due from banks	$172,663	$268,208
Money market and other interest-earning investments	649,356	321,504
Total cash and cash equivalents	822,019	589,712
Equity securities, at fair value	13,211	2,547
Investment securities - available-for-sale, at fair value:
U.S. Treasury	235,584	10,208
U.S. government-sponsored entities and agencies	1,542,773	841,988
Mortgage-backed securities	3,698,831	3,339,098
States and political subdivisions	1,654,986	1,492,162
Other securities	249,892	286,659
Total investment securities - available-for-sale	7,382,066	5,970,115
Federal Home Loan Bank/Federal Reserve Bank stock, at cost	169,375	169,433
Loans held for sale, at fair value	35,458	63,250
Loans:
Commercial	3,391,769	3,956,422
Commercial real estate	6,380,674	5,946,512
Residential real estate	2,255,289	2,248,422
Consumer credit, net of unearned income	1,574,114	1,635,123
Total loans, net of unearned income	13,601,846	13,786,479
Allowance for credit losses	(107,341)	(131,388)
Net loans	13,494,505	13,655,091
Premises and equipment, net	476,186	464,408
Operating lease right-of-use assets	69,560	76,197
Accrued interest receivable	84,109	85,306
Goodwill	1,036,994	1,036,994
Other intangible assets	34,678	46,014
Company-owned life insurance	463,324	456,110
Other assets	372,079	345,445
Total assets	$24,453,564	$22,960,622
Liabilities
Deposits:
Noninterest-bearing demand	$6,303,106	$5,633,672
Interest-bearing:
Checking and NOW	5,338,022	4,977,046
Savings	3,798,494	3,395,747
Money market	2,169,160	1,908,118
Time deposits	960,413	1,122,870
Total deposits	18,569,195	17,037,453
Federal funds purchased and interbank borrowings	276	1,166
Securities sold under agreements to repurchase	392,275	431,166
Federal Home Loan Bank advances	1,886,019	1,991,435
Other borrowings	296,670	252,787
Operating lease liabilities	76,236	86,598
Accrued expenses and other liabilities	220,875	187,361
Total liabilities	21,441,546	19,987,966
Commitments and contingencies (Note 21)
Shareholders' Equity
Preferred stock, series A, 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $1.00 per share stated value, 300,000 shares authorized, 165,838 and 165,367 shares issued and outstanding, respectively	165,838	165,367
Capital surplus	1,880,545	1,875,626
Retained earnings	968,010	783,892
Accumulated other comprehensive income (loss), net of tax	(2,375)	147,771
Total shareholders' equity	3,012,018	2,972,656
Total liabilities and shareholders' equity	$24,453,564	$22,960,622
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(dollars and shares in thousands, except per share data)	2021	2020	2019
Interest Income
Loans including fees:
Taxable	$490,042	$515,980	$569,718
Nontaxable	12,392	13,908	15,919
Investment securities:
Taxable	98,031	98,953	113,832
Nontaxable	37,595	33,899	29,248
Money market and other interest-earning investments	589	568	1,670
Total interest income	638,649	663,308	730,387
Interest Expense
Deposits	10,954	28,169	69,364
Federal funds purchased and interbank borrowings	—	1,296	5,656
Securities sold under agreements to repurchase	397	854	2,517
Federal Home Loan Bank advances	21,075	27,274	37,452
Other borrowings	9,823	9,621	11,125
Total interest expense	42,249	67,214	126,114
Net interest income	596,400	596,094	604,273
Provision for credit losses (1)	(28,812)	38,395	4,747
Net interest income after provision for credit losses	625,212	557,699	599,526
Noninterest Income
Wealth management fees	40,409	36,806	37,072
Service charges on deposit accounts	34,685	35,081	44,915
Debit card and ATM fees	20,739	20,178	21,652
Mortgage banking revenue	42,558	62,775	26,622
Investment product fees	24,639	21,614	21,785
Capital markets income	21,997	22,480	13,270
Company-owned life insurance	10,589	12,031	11,539
Debt securities gains (losses), net	4,327	10,767	1,923
Other income	14,276	17,542	20,539
Total noninterest income	214,219	239,274	199,317
Noninterest Expense
Salaries and employee benefits	284,098	293,590	289,452
Occupancy	54,834	55,316	55,255
Equipment	16,704	16,690	16,903
Marketing	12,684	10,874	15,898
Data processing	47,047	41,086	37,589
Communication	10,073	9,731	10,702
Professional fees	20,077	15,755	22,854
FDIC assessment	6,059	6,722	6,030
Amortization of intangibles	11,336	14,091	16,911
Amortization of tax credit investments	6,770	18,788	2,749
Other expense	30,887	58,774	34,144
Total noninterest expense	500,569	541,417	508,487
Income before income taxes	338,862	255,556	290,356
Income tax expense	61,324	29,147	52,150
Net income	$277,538	$226,409	$238,206
Net income per common share - basic	1.68	1.37	1.39
Net income per common share - diluted	1.67	1.36	1.38
Weighted average number of common shares outstanding - basic	165,178	165,509	171,907
Weighted average number of common shares outstanding - diluted	165,929	166,177	172,687
Dividends per common share	0.56	0.56	0.52
(1)Beginning January 1, 2020, with the adoption of CECL, calculation is based on current expected credit loss methodology. Prior to January 1, 2020, calculation was based on incurred loss methodology.
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Net income	$277,538	$226,409	$238,206

Other comprehensive income (loss):

Change in debt securities available-for-sale:
Unrealized holding gains (losses) for the period	(187,955)	125,214	123,006
Reclassification adjustment for securities (gains) losses realized in income	(4,327)	(10,767)	(1,923)
Income tax effect	43,997	(25,243)	(27,604)
Unrealized gains (losses) on available-for-sale debt securities	(148,285)	89,204	93,479

Change in securities held-to-maturity:
Adjustment for securities transferred to available-for-sale	—	—	8,200
Amortization of unrealized losses on securities transferred from available-for-sale	—	—	2,812
Income tax effect	—	—	(2,497)
Changes from securities held-to-maturity	—	—	8,515

Change in cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	1,898	8,261	(543)
Reclassification adjustment for (gains) losses realized in net income	(4,605)	(5,153)	(596)
Income tax effect	666	(764)	280
Changes from cash flow hedges	(2,041)	2,344	(859)

Change in defined benefit pension plans:
Amortization of net loss recognized in income	239	21	30
Income tax effect	(59)	(5)	(8)
Changes from defined benefit pension plans	180	16	22
Other comprehensive income (loss), net of tax	(150,146)	91,564	101,157
Comprehensive income	$127,392	$317,973	$339,363
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2018	$175,141	$2,031,695	$527,684	$(44,950)	$2,689,570
Cumulative effect of change in accounting principles	—	—	6,322	—	6,322
Balance, January 1, 2019	175,141	2,031,695	534,006	(44,950)	2,695,892
Net income	—	—	238,206	—	238,206
Other comprehensive income (loss)	—	—	—	101,157	101,157
Dividends - common stock ($0.52 per share)	—	—	(89,474)	—	(89,474)
Common stock issued	36	531	—	—	567
Common stock repurchased	(6,174)	(96,239)	—	—	(102,413)
Share-based compensation expense	—	7,993	—	—	7,993
Stock activity under incentive compensation plans	613	465	(553)	—	525
Balance, December 31, 2019	169,616	1,944,445	682,185	56,207	2,852,453
Cumulative effect of change in accounting principles	—	—	(31,150)	—	(31,150)
Balance, January 1, 2020	169,616	1,944,445	651,035	56,207	2,821,303
Net income	—	—	226,409	—	226,409
Other comprehensive income (loss)	—	—	—	91,564	91,564
Dividends - common stock ($0.56 per share)	—	—	(92,946)	—	(92,946)
Common stock issued	43	534	—	—	577
Common stock repurchased	(5,115)	(77,243)	—	—	(82,358)
Share-based compensation expense	—	7,707	—	—	7,707
Stock activity under incentive compensation plans	823	183	(606)	—	400
Balance, December 31, 2020	165,367	1,875,626	783,892	147,771	2,972,656
Net income	—	—	277,538	—	277,538
Other comprehensive income (loss)	—	—	—	(150,146)	(150,146)
Dividends - common stock ($0.56 per share)	—	—	(92,829)	—	(92,829)
Common stock issued	35	548	—	—	583
Common stock repurchased	(208)	(3,523)	—	—	(3,731)
Share-based compensation expense	—	7,497	—	—	7,497
Stock activity under incentive compensation plans	644	397	(591)	—	450
Balance, December 31, 2021	$165,838	$1,880,545	$968,010	$(2,375)	$3,012,018
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Cash Flows From Operating Activities
Net income	$277,538	$226,409	$238,206
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	27,276	28,911	26,719
Amortization of other intangible assets	11,336	14,091	16,911
Amortization of tax credit investments	6,770	18,788	2,749
Net premium amortization on investment securities	16,305	18,798	19,210
Accretion income related to acquired loans	(16,747)	(23,331)	(42,772)
Share-based compensation expense	7,497	7,707	7,993
Provision for credit losses	(28,812)	38,395	4,747
Debt securities (gains) losses, net	(4,327)	(10,767)	(1,923)
Net (gains) losses on sales of loans and other assets	(36,677)	(23,787)	(7,370)
Increase in cash surrender value of company-owned life insurance	(10,589)	(12,031)	(11,539)
Residential real estate loans originated for sale	(1,215,015)	(1,432,488)	(854,848)
Proceeds from sales of residential real estate loans	1,274,812	1,455,067	834,024
(Increase) decrease in interest receivable	1,198	(183)	4,340
(Increase) decrease in other assets	2,641	(105,969)	22,253
Increase (decrease) in accrued expenses and other liabilities	17,174	20,210	(24,944)
Net cash flows provided by (used in) operating activities	330,380	219,820	233,756
Cash Flows From Investing Activities
Purchases of investment securities available-for-sale	(3,321,653)	(2,803,406)	(2,366,089)
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	—	(10,025)	(21,142)
Purchases of equity securities	(11,000)	—	—
Proceeds from maturities, prepayments, and calls of investment securities available-for-sale	1,511,510	1,990,383	1,175,272
Proceeds from sales of investment securities available-for-sale	198,886	299,885	424,140
Proceeds from maturities, prepayments, and calls of investment securities held-to-maturity	—	—	115,648
Proceeds from sales of investment securities held-to-maturity	—	—	9,921
Proceeds from sales of Federal Home Loan Bank/Federal Reserve Bank stock	58	4,691	23
Proceeds from sales of equity securities	544	39,296	130
Loan originations and payments, net	206,145	(1,644,119)	163,551
Proceeds from company-owned life insurance death benefits	3,375	4,888	6,796
Proceeds from sale of premises and equipment and other assets	29,244	7,826	3,769
Purchases of premises and equipment and other assets	(48,692)	(30,871)	(37,423)
Net cash flows provided by (used in) investing activities	(1,431,583)	(2,141,452)	(525,404)
Cash Flows From Financing Activities
Net increase (decrease) in:
Deposits	1,531,742	2,484,056	203,448
Federal funds purchased and interbank borrowings	(890)	(349,248)	80,279
Securities sold under agreements to repurchase	(38,891)	103,384	(34,512)
Other borrowings	36,187	4,171	(4,377)
Payments for maturities of Federal Home Loan Bank advances	(146,505)	(751,505)	(377,978)
Payments for modification of Federal Home Loan Bank advances	(2,156)	(31,124)	—
Proceeds from Federal Home Loan Bank advances	50,000	950,000	575,000
Cash dividends paid on common stock	(92,829)	(92,946)	(89,474)
Common stock repurchased	(3,731)	(82,358)	(102,413)
Proceeds from exercise of stock options	—	—	280
Common stock issued	583	577	567
Net cash flows provided by (used in) financing activities	1,333,510	2,235,007	250,820
Net increase (decrease) in cash and cash equivalents	232,307	313,375	(40,828)
Cash and cash equivalents at beginning of period	589,712	276,337	317,165
Cash and cash equivalents at end of period	$822,019	$589,712	$276,337
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NATURE OF OPERATIONS
Old National Bancorp, a financial holding company headquartered in Evansville, Indiana, operates primarily in Indiana, Kentucky, Michigan, Minnesota, and Wisconsin.  Its principal subsidiary is Old National Bank.  Through its bank and non-bank affiliates, Old National Bancorp provides to its clients a plethora of financial services including loan, deposit, wealth management, investment consulting, and investment products.
NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned subsidiaries (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.  Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.
All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current presentation.  Such reclassifications had no effect on prior year net income or shareholders’ equity and were insignificant amounts.
Equity Securities
Equity securities consist of mutual funds for Community Reinvestment Act qualified investments and mutual funds held in trusts associated with deferred compensation plans for former directors. Equity securities are recorded at fair value with changes in fair value recognized in other income.
Investment Securities
Old National classified all of its debt investment securities as available-for-sale at December 31, 2021 and December 31, 2020.  Debt securities classified as available-for-sale are recorded at fair value with the unrealized gains and losses recorded in other comprehensive income, net of tax.  Realized gains and losses affect income and the prior fair value adjustments are reclassified within shareholders’ equity.  Prior to the fourth quarter of 2019, Old National also had debt securities classified as held-to-maturity.  Debt securities classified as held-to-maturity, which management had the intent and ability to hold to maturity, were reported at amortized cost.  Interest income included amortization of purchase premiums or discounts.  Premiums and discounts were amortized on the level-yield method.  Anticipated prepayments were considered when amortizing premiums and discounts on mortgage-backed securities.  Gains and losses on the sale of available-for-sale debt securities are determined using the specific-identification method.
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

Federal Home Loan Bank/Federal Reserve Bank Stock
Old National is a member of the FHLB system and its regional Federal Reserve Bank.  Members are required to own a certain amount of stock based on the level of borrowings and other factors. FHLB and Federal Reserve Bank stock are carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.
Loans Held for Sale
Loans that Old National has originated with an intent to sell are classified as loans held for sale and are recorded at fair value, determined individually, as of the balance sheet date.  The loan’s fair value includes the servicing value of the loans as well as any accrued interest. Conventional mortgage production is sold with servicing rights retained.  Certain loans, such as government guaranteed mortgage loans are sold on servicing released basis. Mortgage loans held for immediate sale in the secondary market were $35.5 million at December 31, 2021, compared to $63.3 million at December 31, 2020.
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

Allowance for Credit Losses for Loans
Credit quality within the loans held for investment portfolio is continuously monitored by management and is reflected within the allowance for credit losses for loans. With the adoption of ASC 326 effective January 1, 2020, the allowance for credit losses is an estimate of expected losses inherent within the Company’s loans held for investment portfolio. Credit quality is assessed and monitored by evaluating various attributes and the results of those evaluations are utilized in underwriting new loans and in our process for estimating expected credit losses. Expected credit loss inherent in non-cancelable off-balance-sheet credit exposures is accounted for as a separate liability included in other liabilities on the balance sheet. The allowance for credit losses for loans held for investment is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries. Old National has made a policy election to report accrued interest receivable as a separate line item on the balance sheet.
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
We utilize a discounted cashflow approach to determine the allowance for credit losses for performing loans and nonperforming loans. Expected cashflows are created for each loan and discounted using the effective yield method. The discounted sum of expected cashflows is then compared to the amortized cost and any shortfall is recorded as reserve. Expected cashflows are created using a combination of contractual payment schedules, calculated PDs, LGD, and prepayment assumptions as well as qualitative factors. For the commercial and commercial real estate loans, the PD is forecast using a regression model to determine the likelihood of a loan moving into nonaccrual within the time horizon. For residential and consumer loans, the PD is forecast using a regression model to determine the likelihood of a loan being charged-off within the time horizon. The regression models use combinations of variables to assess systematic and unsystematic risk. Variables used for unsystematic risk are borrower specific and help to gauge the risk of default from an individual borrower. Variables for systematic risk, risk inherent to all borrowers, come from the use of forward-looking economic forecasts and include variables such as unemployment rate, gross domestic product, and house price index. The LGD is defined as credit loss incurred when an obligor of the bank defaults. Qualitative factors include items such as changes in lending policies or procedures and economic uncertainty in forward-looking forecasts.
Prior to the adoption of ASC 326 on January 1, 2020, Old National calculated allowance for loan losses using incurred losses methodology. Further information regarding Old National’s policies and methodology used to estimate the allowance for credit losses for loans is presented in Note 4 to the consolidated financial statements.
Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation.  Land is stated at cost.  Depreciation is charged to operating expense over the useful lives of the assets, principally on the straight-line method.  Useful lives for premises and equipment are as follows: buildings and building improvements – 10 to 39 years; and furniture and equipment – 3 to 7 years.  Leasehold improvements are depreciated over the lesser of their useful lives or the term of the lease.  Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized.  Interest costs on construction of qualifying assets are capitalized.
Premises and equipment are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows.  If impaired, the assets are adjusted to fair value.  Such impairments are included in other expense.
Goodwill and Other Intangible Assets
Goodwill arises from business combinations and is determined as the excess of the cost of acquired entities over the fair value of identifiable assets acquired less liabilities assumed as of the acquisition date.  Amortization of goodwill and indefinite-lived assets is not recorded.  However, the recoverability of goodwill and other intangible assets are tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed.  Other intangible assets, including core deposits and customer business relationships, are amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years.
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
Loan Servicing Rights
When loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gain on sales of loans.  Fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.  All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Loan servicing rights are included in other assets on the balance sheet.
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
Old National enters into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates.  Changes in fair value are recorded as mortgage banking revenue.  Old National also enters into various stand-alone derivative contracts to provide derivative products to clients, which are carried at fair value with changes in fair value recorded as other noninterest income.

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

Share-Based Compensation
Compensation cost is recognized for stock options, stock appreciation rights, and restricted stock awards and units issued to employees based on the fair value of these awards at the date of grant.  A Black-Scholes model is utilized to estimate the fair value of stock options and appreciation rights, while the market price of our Common Stock at the date of grant is used for restricted stock awards. The market price of our Common Stock at the date of grant less the present value of dividends expected to be paid during the performance period is used for restricted stock units where the performance measure is based on an internal performance measure. A third party provider is used to value certain restricted stock units where the performance measure is based on total shareholder return.  Compensation expense is recognized over the required service period.  Forfeitures are recognized as they occur.
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
Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  See Note 21 to the consolidated financial statements for further disclosure.
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

The following table summarizes supplemental cash flow information:

	Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Cash payments:
Interest	$42,196	$70,043	$127,713
Income taxes (net of refunds)	31,875	24,436	5,494

Noncash Investing and Financing Activities:
Securities transferred from held-to-maturity to available-for-sale	—	—	381,992
Transfer of premises and equipment to assets held for sale	9,539	16,661	2,689
Operating lease right-of-use assets obtained in exchange for lease obligations	776	(116)	113,498
Finance lease right-of-use assets obtained in exchange for lease obligations	7,477	5,225	7,871
Business Combinations
Old National accounts for business combinations using the acquisition method of accounting.  The accounts of an acquired entity are included as of the date of acquisition, and any excess of purchase price over the fair value of the net assets acquired is capitalized as goodwill.  Alternatively, a gain is recorded if the fair value of the net assets acquired exceeds the purchase price. Old National typically issues Common Stock and/or pays cash for an acquisition, depending on the terms of the acquisition agreement.  The value of Common Stock issued is determined based on the market price of the stock as of the closing of the acquisition.  Acquisition costs are expensed when incurred. There were no acquisitions during 2021, 2020, or 2019.

Impact of Accounting Changes

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
Old National believes the adoption of this guidance on activities subsequent to December 31, 2021 through December 31, 2022 will not have a material impact on the consolidated financial statements.
Guidance on Non-TDR Loan Modifications due to COVID-19 – The CAA, which was signed into law on December 27, 2020, extends certain provisions of the CARES Act. Section 4013 of the CARES Act provided temporary relief from TDR accounting and is amended by Division N, Section 540 of the CAA, by extending the end date from December 31, 2020, to the earlier of January 1, 2022, or 60 days after the date on which the COVID-19 national emergency terminates. In response, the OCC updated its two-page reference guide, “TDR Designation and COVID-19 Loan Modifications,” to conform to the extended TDR provisions. In accordance with such guidance, we are offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term (180 days or less) modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. See Note 4 to the consolidated financial statements for further information on non-TDR loan modifications.

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
FASB ASC 805 – In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities From Contracts With Customers, to address diversity in practice and inconsistency related to the accounting for revenue contracts with customers acquired in a business combination. The amendments require that the acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The ASU also provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination and applies to contract assets and contract liabilities from other contracts to which the provisions of Topic 606 apply. The amendments in this update are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Entities should apply the amendments prospectively to business combinations that occur after the effective date. Early adoption is permitted, including in any interim period, for public business entities for periods for which financial statements have not yet been issued, and for all other entities for periods for which financial statements have not yet been made available for issuance. The new guidance will not have a material impact on the consolidated financial statements.

NOTE 2 – ACQUISITION AND DIVESTITURE ACTIVITY
Pending Acquisition
First Midwest Bancorp, Inc.

On May 30, 2021, Old National entered into a definitive merger agreement with First Midwest to combine in an all-stock merger of equals transaction. Under the terms of the merger agreement, which was unanimously approved by the Boards of Directors of both companies, First Midwest stockholders will receive 1.1336 shares of Old National common stock for each share of First Midwest common stock they own. Holders of First Midwest Common Stock will receive cash in lieu of fractional shares. Each share of 7.000% fixed-rate non-cumulative perpetual preferred stock, Series A, no par value, and each share of 7.000% fixed-rate non-cumulative perpetual preferred stock, Series C, no par value, of First Midwest will be converted into the right to receive one share of a newly created series of preferred stock of Old National having terms that are not materially less favorable than the First Midwest preferred stock. Following completion of the transaction, former First Midwest stockholders are expected to collectively represent approximately 44% of the combined company. The new organization will operate under the Old National Bancorp and Old National Bank names, with headquarters and the main office located in Evansville, Indiana and commercial and consumer banking operations headquartered in Chicago, Illinois. First Midwest reported loans totaling $14.665 billion, assets totaling $21.778 billion, and deposits totaling $17.191 billion at December 31, 2021. Based on Old National’s December 31, 2021 closing price of $18.12 per share, this represents a total transaction value of approximately $2.4 billion. The transaction value is likely to change until closing due to fluctuations in the price of Old National common stock and is also subject to adjustment under certain circumstances as provided in the merger agreement. During the third quarter of 2021, we received approval of the merger from the OCC and the shareholders of Old National and First Midwest. On January 25, 2022, the OCC granted us an extension of 60 days to April 20, 2022 for consummating the bank merger. On January 27, 2022, we received Federal Reserve approval for the merger. With all necessary regulatory approvals received, the merger is expected to occur after the close of business and after the end of regular trading hours on the NASDAQ Stock Market on February 15, 2022, subject to customary closing conditions.
Transaction costs totaling $11.0 million associated with the merger have been expensed through December 31, 2021 and additional transaction and integration costs will be expensed in future periods as incurred.
Divestitures
Based on an ongoing assessment of our service and delivery network, Old National consolidated 31 banking centers throughout its footprint in 2020: ten banking centers in each of Wisconsin and Indiana, five in Michigan, four in Minnesota, and two in Kentucky.

NOTE 3 – INVESTMENT SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio and the corresponding amounts of unrealized gains, unrealized losses, and basis adjustments recognized in accumulated other comprehensive income (loss):

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Basis Adjustments (1)	Fair Value
December 31, 2021
Available-for-Sale
U.S. Treasury	$234,555	$1,233	$(7,751)	$7,547	$235,584
U.S. government-sponsored entities and agencies	1,575,994	7,354	(37,014)	(3,561)	1,542,773
Mortgage-backed securities - Agency	3,737,484	27,421	(66,074)	—	3,698,831
States and political subdivisions	1,587,172	69,696	(1,882)	—	1,654,986
Pooled trust preferred securities	13,756	—	(4,260)	—	9,496
Other securities	235,072	6,578	(1,254)	—	240,396
Total available-for-sale securities	$7,384,033	$112,282	$(118,235)	$3,986	$7,382,066

December 31, 2020
Available-for-Sale
U.S. Treasury	$9,909	$299	$—	$—	$10,208
U.S. government-sponsored entities and agencies	841,133	5,744	(3,921)	(968)	841,988
Mortgage-backed securities - Agency	3,249,002	91,086	(990)	—	3,339,098
States and political subdivisions	1,405,868	86,325	(31)	—	1,492,162
Pooled trust preferred securities	13,763	—	(5,850)	—	7,913
Other securities	265,079	14,260	(593)	—	278,746
Total available-for-sale securities	$5,784,754	$197,714	$(11,385)	$(968)	$5,970,115
(1)    Basis adjustments represent the cumulative fair value adjustments included in the carrying amounts of fixed-rate investment securities assets in fair value hedging arrangements.
Proceeds from sales or calls of available-for-sale investment securities and the resulting realized gains and realized losses were as follows:

	Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Proceeds from sales of available-for-sale debt securities	$198,886	$299,885	$424,140
Proceeds from calls of available-for-sale debt securities	158,818	465,179	441,851
Total	$357,704	$765,064	$865,991

Realized gains on sales of available-for-sale debt securities	$4,188	$11,172	$4,620
Realized gains on calls of available-for-sale debt securities	317	121	93
Realized losses on sales of available-for-sale debt securities	(145)	(500)	(2,760)
Realized losses on calls of available-for-sale debt securities	(33)	(26)	(30)
Debt securities gains (losses), net	$4,327	$10,767	$1,923
Investment securities pledged to secure public and other funds had a carrying value of $2.701 billion at December 31, 2021 and $2.427 billion at December 31, 2020.
At December 31, 2021, Old National had a concentration of investment securities issued by certain states and their political subdivisions. The aggregate market value issued by Indiana was $647.6 million, which represented 21.5% of shareholders’ equity. Of the Indiana municipal bonds, 97% are rated “A” or better, and the remaining 3% generally represent non-rated local interest bonds where Old National has a market presence.

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

	At December 31, 2021
(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Maturity
Available-for-Sale
Within one year	$101,565	$102,886	2.87%
One to five years	2,377,074	2,389,054	2.05%
Five to ten years	2,496,036	2,449,808	1.75%
Beyond ten years	2,409,358	2,440,318	2.40%
Total	$7,384,033	$7,382,066	2.07%
The following table summarizes the available-for-sale investment securities with unrealized losses for which an allowance for credit losses has not been recorded by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2021
Available-for-Sale
U.S. Treasury	$91,063	$(7,751)	$—	$—	$91,063	$(7,751)
U.S. government-sponsored entities and agencies	1,032,566	(21,167)	312,949	(15,847)	1,345,515	(37,014)
Mortgage-backed securities - Agency	2,415,923	(59,277)	163,685	(6,797)	2,579,608	(66,074)
States and political subdivisions	178,570	(1,849)	2,729	(33)	181,299	(1,882)
Pooled trust preferred securities	—	—	9,496	(4,260)	9,496	(4,260)
Other securities	56,976	(943)	21,133	(311)	78,109	(1,254)
Total available-for-sale	$3,775,098	$(90,987)	$509,992	$(27,248)	$4,285,090	$(118,235)

December 31, 2020
Available-for-Sale
U.S. government-sponsored entities and agencies	$355,528	$(3,921)	$—	$—	$355,528	$(3,921)
Mortgage-backed securities - Agency	275,833	(895)	3,572	(95)	279,405	(990)
States and political subdivisions	3,497	(31)	—	—	3,497	(31)
Pooled trust preferred securities	—	—	7,913	(5,850)	7,913	(5,850)
Other securities	19,404	(70)	24,871	(523)	44,275	(593)
Total available-for-sale	$654,262	$(4,917)	$36,356	$(6,468)	$690,618	$(11,385)
Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for sale debt securities that do not meet the criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale debt securities was needed at December 31, 2021 or December 31, 2020. Accrued interest receivable on available-for-sale debt securities is excluded from the estimate of credit losses and totaled $35.5 million at December 31, 2021 and $27.0 million at December 31, 2020.
The U.S. government sponsored entities and agencies and mortgage-backed securities – agency are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. Therefore, for those securities, we do not record expected credit losses.
Prior to the adoption of ASC 326 on January 1, 2020, we did not record OTTI in 2019.
At December 31, 2021, Old National’s securities portfolio consisted of 1,918 securities, 357 of which were in an unrealized loss position.  The unrealized losses attributable to our U.S. Treasury, U.S. government-sponsored entities and agencies, agency mortgage-backed securities, states and political subdivisions, and other securities are the result of fluctuations in interest rates.  Old National’s pooled trust preferred securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows.  At December 31, 2021, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.
Old National’s pooled trust preferred securities have experienced credit defaults.  However, we believe that the value of the instruments lies in the full and timely interest payments that will be received through maturity, the steady amortization that will be experienced until maturity, and the full return of principal by the final maturity of the collateralized debt obligations. Old National did not recognize any losses on these securities for the years ended December 31, 2021 or December 31, 2020.
Equity Securities
Old National’s equity securities with readily determinable fair values totaled $13.2 million at December 31, 2021 and $2.5 million at December 31, 2020.  There were gains on equity securities of $0.2 million during 2021, $1.4 million during 2020, and $0.7 million during 2019.  Old National also has equity securities without readily determinable fair values that are included in other assets that totaled $186.0 million at December 31, 2021 and $105.8 million at December 31, 2020.  These equity securities without readily determinable fair values are illiquid investments that consist of partnerships, limited liability companies, and other ownership interests that support affordable housing, economic development, and community revitalization initiatives in low-to-moderate income neighborhoods.  There were no impairments or adjustments on equity securities without readily determinable fair values, except for amortization of tax credit investments during 2021 and 2019. There were impairments on these securities totaling $117 thousand in 2020.
NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans
Old National’s loans consist primarily of loans made to consumers and commercial clients in many diverse industries including manufacturing, agribusiness, transportation, mining, wholesaling, and retailing.  Most of Old National’s lending activity occurs within our principal geographic markets of Indiana, Kentucky, Michigan, Minnesota, and Wisconsin.  Old National manages concentrations of credit exposure by industry, product, geography, client relationship, and loan size.  While loans to lessors of both residential and non-residential real estate exceed 10% of total loans, no individual sub-segment category within those broader categories reaches the 10% threshold.

The loan categories used to monitor and analyze interest income and yields are different than the portfolio segments used to determine the allowance for credit losses for loans. The allowance for credit losses was calculated by pooling loans of similar credit risk characteristics and credit monitoring procedures. The four loan portfolios are classified into seven segments of loans - commercial, commercial real estate, BBCC, residential real estate, indirect, direct, and home equity. The commercial and commercial real estate loan categories shown on the balance sheet include the same pool of loans as the commercial, commercial real estate, and BBCC portfolio segments. The consumer loan category shown on the balance sheet is comprised of the same loans in the indirect, direct, and home equity portfolio segments. The portfolio segment reclassifications follow:

		Segment
	Statement	Portfolio	After
(dollars in thousands)	Balance	Reclassifications	Reclassifications
December 31, 2021
Commercial	$3,391,769	$(191,557)	$3,200,212
Commercial real estate	6,380,674	(159,190)	6,221,484
BBCC	N/A	350,747	350,747
Residential real estate	2,255,289	—	2,255,289
Consumer	1,574,114	(1,574,114)	N/A
Indirect	N/A	873,139	873,139
Direct	N/A	140,385	140,385
Home equity	N/A	560,590	560,590
Total	$13,601,846	$—	$13,601,846

December 31, 2020
Commercial	$3,956,422	$(198,722)	$3,757,700
Commercial real estate	5,946,512	(171,701)	5,774,811
BBCC	N/A	370,423	370,423
Residential real estate	2,248,422	—	2,248,422
Consumer	1,635,123	(1,635,123)	N/A
Indirect	N/A	913,902	913,902
Direct	N/A	164,807	164,807
Home equity	N/A	556,414	556,414
Total	$13,786,479	$—	$13,786,479
The composition of loans by portfolio segment follows:

	December 31,
(dollars in thousands)	2021	2020
Commercial (1) (2)	$3,200,212	$3,757,700
Commercial real estate	6,221,484	5,774,811
BBCC	350,747	370,423
Residential real estate	2,255,289	2,248,422
Indirect	873,139	913,902
Direct	140,385	164,807
Home equity	560,590	556,414
Total loans	13,601,846	13,786,479
Allowance for credit losses	(107,341)	(131,388)
Net loans	$13,494,505	$13,655,091
(1)    Includes direct finance leases of $25.1 million at December 31, 2021 and $32.3 million at December 31, 2020.
(2)    Includes remaining PPP loans of $169.0 million at December 31, 2021 and $943.0 million December 31, 2020.

The risk characteristics of each loan portfolio segment are as follows:
Commercial
Commercial loans are classified primarily on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower.  The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value.  Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some loans may be made on an unsecured basis.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its clients.
Section 1102 of the CARES Act created the PPP, a program administered by the SBA to provide loans to small businesses for payroll and other basic expenses during the COVID-19 pandemic. Old National participated in the PPP as a lender. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. Additionally, loan payments will also be deferred for the first six months of the loan term. No collateral or personal guarantees were required. Neither the government nor lenders are permitted to charge the recipients any fees. During 2020, Old National originated over 9,700 loans with balances of approximately $1.518 billion to new and existing clients through the PPP.
On December 27, 2020, the CAA was signed into law. The CAA, among other things, extended the life of the PPP, effectively creating a second round of PPP loans for eligible businesses. Old National participated in the CAA’s second round of PPP lending. During 2021, Old National originated approximately 6,200 loans totaling $583.7 million through the second round of the PPP. Additionally, section 541 of the CAA extended the relief provided by the CARES Act for financial institutions to suspend the GAAP accounting treatment for troubled debt restructuring to January 1, 2022.
At December 31, 2021, remaining PPP loans totaled $169.0 million.
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
At 230%, Old National Bank’s commercial real estate loans as a percentage of its risk-based capital remained well below the regulatory guideline limit of 300% at December 31, 2021.
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
Activity in related party loans is presented in the following table:

	Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Balance at beginning of period	$2,444	$2,345	$9,310
New loans	41,962	1,848	1,218
Repayments	(20,093)	(1,715)	(2,063)
Officer and director changes	—	(34)	(6,120)
Balance at end of period	$24,313	$2,444	$2,345
Allowance for Credit Losses
Loans
Credit quality within the loans held for investment portfolio is continuously monitored by management and is reflected within the allowance for credit losses for loans. The allowance for credit losses is an estimate of expected losses inherent within the Company’s loans held for investment portfolio. Credit quality is assessed and monitored by evaluating various attributes and the results of those evaluations are utilized in underwriting new loans and in our process for estimating expected credit losses. Expected credit loss inherent in non-cancelable off-balance-sheet credit exposures is accounted for as a separate liability included in other liabilities on the balance sheet. The allowance for credit losses for loans held for investment is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries. Old National has made a policy election to report accrued interest receivable as a separate line item on the balance sheet. Accrued interest receivable on loans is excluded from the estimate of credit losses and totaled $47.6 million at December 31, 2021 and $57.3 million at December 31, 2020.
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
The allowance for credit losses decreased for the year ended December 31, 2021 primarily due to changes in the economic forecast. The forecast scenario includes improved unemployment and house price index. In addition to the quantitative inputs, several qualitative factors were considered. These factors include the risk that unemployment and gross domestic product prove to be more severe and/or prolonged than our baseline forecast, the consumption of the vaccine is less than anticipated, the presence of communicable strains of the virus, and supply chain issues. The mitigating impact of the economy remaining open was also considered. Old National’s activity in the allowance for credit losses for loans by portfolio segment was as follows:

(dollars in thousands)	Balance at Beginning of Period	Impact of Adopting ASC 326	Sub-Total	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Year Ended December 31, 2021
Allowance for credit losses:
Commercial	$30,567	$—	$30,567	$(1,228)	$791	$(2,898)	$27,232
Commercial real estate	75,810	—	75,810	(264)	4,403	(15,945)	64,004
BBCC	6,120	—	6,120	(144)	105	(3,623)	2,458
Residential real estate	12,608	—	12,608	(346)	339	(3,254)	9,347
Indirect	3,580	—	3,580	(1,087)	1,682	(2,432)	1,743
Direct	855	—	855	(1,159)	777	55	528
Home equity	1,848	—	1,848	(82)	978	(715)	2,029
Total	$131,388	$—	$131,388	$(4,310)	$9,075	$(28,812)	$107,341

Year Ended December 31, 2020
Allowance for credit losses:
Commercial	$21,359	$7,150	$28,509	$(5,593)	$3,629	$4,022	$30,567
Commercial real estate	20,535	25,548	46,083	(4,323)	4,515	29,535	75,810
BBCC	2,279	3,702	5,981	(95)	140	94	6,120
Residential real estate	2,299	6,986	9,285	(824)	633	3,514	12,608
Indirect	5,319	(1,669)	3,650	(2,754)	1,922	762	3,580
Direct	1,863	(1,059)	804	(1,763)	819	995	855
Home equity	965	689	1,654	(201)	922	(527)	1,848
Total	$54,619	$41,347	$95,966	$(15,553)	$12,580	$38,395	$131,388
PPP loans were factored in the provision for credit losses for the years ended December 31, 2021 and 2020; however, due to the SBA guaranty and our borrowers’ adherence to the PPP terms, the provision impact was insignificant.

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

	Years Ended December 31,
(dollars in thousands)	2021	2020
Allowance for credit losses on unfunded loan commitments:
Balance at beginning of period	$11,689	$2,656
Impact of adopting ASC 326	—	4,549
Sub-Total	11,689	7,205
Expense (reversal of expense) for credit losses	(810)	4,484
Balance at end of period	$10,879	$11,689
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

The following table summarizes the amortized cost of term loans by risk category of commercial, commercial real estate, and BBCC loans by loan portfolio segment and class of loan:

	Origination Year							Revolving to Term
(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving		Total
December 31, 2021
Commercial:
Risk Rating:
Pass	$918,456	$563,869	$271,158	$98,468	$156,136	$235,639	$667,628	$130,470	$3,041,824
Criticized	9,998	7,885	6,660	—	7,809	2,658	14,601	10,076	59,687
Classified:
Substandard	14,773	14,468	10,200	9,849	5,521	945	6,883	10,322	72,961
Nonaccrual	1,069	3,507	1,276	3,721	1,448	—	845	7,796	19,662
Doubtful	—	178	—	288	337	5,275	—	—	6,078
Total	$944,296	$589,907	$289,294	$112,326	$171,251	$244,517	$689,957	$158,664	$3,200,212

Commercial real estate:
Risk Rating:
Pass	$1,555,880	$1,474,271	$846,921	$481,508	$462,176	$611,680	$42,609	$451,544	$5,926,589
Criticized	27,622	24,790	39,914	—	21,614	22,157	—	34,387	170,484
Classified:
Substandard	4,706	12,118	9,933	9,058	18,165	11,351	2,291	4,339	71,961
Nonaccrual	1,620	2,997	—	1,627	3,419	8,905	315	871	19,754
Doubtful	6,653	—	1,970	342	11,218	12,513	—	—	32,696
Total	$1,596,481	$1,514,176	$898,738	$492,535	$516,592	$666,606	$45,215	$491,141	$6,221,484

BBCC:
Risk Rating:
Pass	$81,710	$69,749	$54,580	$34,461	$25,113	$8,296	$47,571	$18,778	$340,258
Criticized	1,320	1,170	841	160	—	—	670	1,578	5,739
Classified:
Substandard	284	24	79	7	187	465	103	239	1,388
Nonaccrual	—	88	—	—	66	162	—	1,136	1,452
Doubtful	—	25	284	1,391	—	210	—	—	1,910
Total	$83,314	$71,056	$55,784	$36,019	$25,366	$9,133	$48,344	$21,731	$350,747

	Origination Year							Revolving to Term
(dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving		Total
December 31, 2020
Commercial:
Risk Rating:
Pass	$1,675,964	$420,736	$171,228	$227,710	$124,041	$262,538	$549,849	$148,508	$3,580,574
Criticized	23,982	9,603	15,003	9,508	3,383	5,369	10,307	2,685	79,840
Classified:
Substandard	6,501	6,369	10,077	9,836	2,774	8,441	15,344	3,049	62,391
Nonaccrual	2,600	3,754	4,701	6,951	49	4,379	778	7,013	30,225
Doubtful	—	—	1,016	2,748	296	610	—	—	4,670
Total	$1,709,047	$440,462	$202,025	$256,753	$130,543	$281,337	$576,278	$161,255	$3,757,700

Commercial real estate:
Risk Rating:
Pass	$1,537,226	$1,041,305	$749,102	$677,119	$496,086	$513,658	$28,122	$382,219	$5,424,837
Criticized	6,874	49,271	26,464	46,994	17,648	33,490	—	19,804	200,545
Classified:
Substandard	11,451	4,700	13,565	26,691	5,308	8,665	—	2,911	73,291
Nonaccrual	1,408	2,054	5,393	9,456	1,635	12,564	—	313	32,823
Doubtful	—	1,832	—	18,926	19,283	3,274	—	—	43,315
Total	$1,556,959	$1,099,162	$794,524	$779,186	$539,960	$571,651	$28,122	$405,247	$5,774,811

BBCC:
Risk Rating:
Pass	$94,828	$73,913	$49,875	$36,288	$24,946	$5,327	$52,393	$19,353	$356,923
Criticized	1,599	1,403	621	414	643	—	868	1,259	6,807
Classified:
Substandard	233	1,417	195	246	33	—	317	701	3,142
Nonaccrual	161	551	134	200	—	—	89	1,466	2,601
Doubtful	—	3	847	70	—	30	—	—	950
Total	$96,821	$77,287	$51,672	$37,218	$25,622	$5,357	$53,667	$22,779	$370,423

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

	Origination Year							Revolving to Term
(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving		Total
December 31, 2021
Residential real estate:
Performing	$625,582	$632,705	$272,600	$72,766	$103,866	$529,293	$12	$105	$2,236,929
Nonperforming	96	165	166	350	855	16,728	—	—	18,360
Total	$625,678	$632,870	$272,766	$73,116	$104,721	$546,021	$12	$105	$2,255,289

Indirect:
Performing	$361,485	$231,156	$146,978	$68,513	$41,598	$20,819	$—	$9	$870,558
Nonperforming	262	524	614	510	430	241	—	—	2,581
Total	$361,747	$231,680	$147,592	$69,023	$42,028	$21,060	$—	$9	$873,139

Direct:
Performing	$34,058	$16,135	$14,396	$14,579	$7,432	$15,831	$36,812	$192	$139,435
Nonperforming	13	53	130	133	35	536	42	8	950
Total	$34,071	$16,188	$14,526	$14,712	$7,467	$16,367	$36,854	$200	$140,385

Home equity:
Performing	$—	$—	$633	$349	$535	$—	$539,057	$16,768	$557,342
Nonperforming	—	—	16	9	41	1	258	2,923	3,248
Total	$—	$—	$649	$358	$576	$1	$539,315	$19,691	$560,590

	Origination Year							Revolving to Term
	2020	2019	2018	2017	2016	Prior	Revolving		Total
December 31, 2020
Residential real estate:
Performing	$624,435	$453,132	$132,107	$190,376	$202,457	$620,999	$—	$122	$2,223,628
Nonperforming	65	251	680	892	2,131	20,775	—	—	24,794
Total	$624,500	$453,383	$132,787	$191,268	$204,588	$641,774	$—	$122	$2,248,422

Indirect:
Performing	$352,989	$253,514	$134,893	$96,587	$52,225	$21,088	$—	$77	$911,373
Nonperforming	22	443	777	666	429	192	—	—	2,529
Total	$353,011	$253,957	$135,670	$97,253	$52,654	$21,280	$—	$77	$913,902

Direct:
Performing	$32,499	$29,189	$30,510	$16,182	$8,527	$19,465	$26,028	$1,229	$163,629
Nonperforming	22	141	171	64	247	526	4	3	1,178
Total	$32,521	$29,330	$30,681	$16,246	$8,774	$19,991	$26,032	$1,232	$164,807

Home equity:
Performing	$1	$997	$444	$891	$238	$—	$529,275	$20,314	$552,160
Nonperforming	—	37	—	—	11	116	94	3,996	4,254
Total	$1	$1,034	$444	$891	$249	$116	$529,369	$24,310	$556,414

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
The following table presents the aging of the amortized cost basis in past due loans by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Current	Total Loans
December 31, 2021
Commercial	$2,723	$617	$1,603	$4,943	$3,195,269	$3,200,212
Commercial real estate	1,402	280	7,042	8,724	6,212,760	6,221,484
BBCC	747	162	109	1,018	349,729	350,747
Residential	8,273	2,364	4,554	15,191	2,240,098	2,255,289
Indirect	3,888	867	554	5,309	867,830	873,139
Direct	687	159	162	1,008	139,377	140,385
Home equity	693	199	777	1,669	558,921	560,590
Total	$18,413	$4,648	$14,801	$37,862	$13,563,984	$13,601,846

December 31, 2020
Commercial	$2,977	$664	$2,100	$5,741	$3,751,959	$3,757,700
Commercial real estate	887	128	27,272	28,287	5,746,524	5,774,811
BBCC	894	882	61	1,837	368,586	370,423
Residential	11,639	3,296	7,666	22,601	2,225,821	2,248,422
Indirect	5,222	960	492	6,674	907,228	913,902
Direct	753	533	426	1,712	163,095	164,807
Home equity	1,075	377	1,663	3,115	553,299	556,414
Total	$23,447	$6,840	$39,680	$69,967	$13,716,512	$13,786,479
The following table presents the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing by class of loan:

	December 31, 2021			December 31, 2020
(dollars in thousands)	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing
Commercial	$25,740	$9,574	$—	$34,895	$3,394	$122
Commercial real estate	52,450	25,139	—	76,138	22,152	20
BBCC	3,362	—	—	3,551	—	—
Residential	18,360	—	—	24,794	—	—
Indirect	2,581	—	4	2,529	—	12
Direct	950	—	3	1,178	27	13
Home equity	3,248	—	—	4,254	45	—
Total	$106,691	$34,713	$7	$147,339	$25,618	$167
Interest income recognized on nonaccrual loans was insignificant during the years ended December 31, 2021 and 2020.

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

	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Investment Securities/Cash	Auto	Other
December 31, 2021
Commercial	$8,100	$13,816	$3,394	$80	$302
Commercial Real Estate	38,657	—	961	—	6,653
BBCC	1,895	1,331	43	93	—
Residential	18,360	—	—	—	—
Indirect	—	—	—	2,581	—
Direct	724	—	1	152	20
Home equity	3,248	—	—	—	—
Total	$70,984	$15,147	$4,399	$2,906	$6,975

December 31, 2020
Commercial	$8,976	$19,253	$5,379	$394	$893
Commercial Real Estate	60,844	472	1,137	—	13,685
BBCC	1,425	1,929	63	134	—
Residential	24,794	—	—	—	—
Indirect	—	—	—	2,529	—
Direct	901	—	2	235	29
Home equity	4,254	—	—	—	—
Total	$101,194	$21,654	$6,581	$3,292	$14,607

Loan Participations
Old National has loan participations, which qualify as participating interests, with other financial institutions.  At December 31, 2021, these loans totaled $1.256 billion, of which $619.6 million had been sold to other financial institutions and $636.1 million was retained by Old National.  The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.
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
When a residential or consumer loan is identified as a TDR, the loan is typically written down to its collateral value less selling costs.
The following table presents activity in TDRs:

(dollars in thousands)	Beginning Balance	(Charge-offs)/ Recoveries	(Payments)/ Disbursements	Additions	Ending Balance
Year Ended December 31, 2021
Commercial	$11,090	$—	$(4,535)	$901	$7,456
Commercial real estate	17,606	24	(2,166)	1,694	17,158
BBCC	112	8	(33)	—	87
Residential	2,824	(4)	(385)	—	2,435
Indirect	—	3	(3)	—	—
Direct	739	2	(101)	2,064	2,704
Home equity	282	3	(86)	—	199
Total	$32,653	$36	$(7,309)	$4,659	$30,039

Year Ended December 31, 2020
Commercial	$12,412	$633	$(4,557)	$2,602	$11,090
Commercial real estate	14,277	4,801	(8,502)	7,030	17,606
BBCC	578	(19)	(447)	—	112
Residential	3,107	—	(283)	—	2,824
Indirect	—	9	(9)	—	—
Direct	983	23	(267)	—	739
Home equity	381	3	(102)	—	282
Total	$31,738	$5,450	$(14,167)	$9,632	$32,653
TDRs included within nonaccrual loans totaled $11.7 million at December 31, 2021 and $14.9 million at December 31, 2020.  Old National has allocated specific reserves to clients whose loan terms have been modified as TDRs totaling $0.7 million at December 31, 2021 and $1.6 million at December 31, 2020.  Old National had not committed to lend any additional funds to clients with outstanding loans that were classified as TDRs at December 31, 2021 or December 31, 2020.

The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the years ended December 31, 2021, 2020, and 2019 are the same except for when the loan modifications involve the forgiveness of principal. The following table presents loans modified as TDRs that occurred during the years ended December 31, 2021, 2020, and 2019:

(dollars in thousands)	Total
Year Ended December 31, 2021
TDR:
Number of loans	3
Pre-modification outstanding recorded investment	$4,659
Post-modification outstanding recorded investment	4,659

Year Ended December 31, 2020
TDR:
Number of loans	4
Pre-modification outstanding recorded investment	$9,632
Post-modification outstanding recorded investment	9,632

Year Ended December 31, 2019
TDR:
Number of loans	14
Pre-modification outstanding recorded investment	$21,131
Post-modification outstanding recorded investment	21,131
The TDRs that occurred during 2021 decreased the allowance for credit losses by $0.9 million and resulted in no charge-offs during 2021.  The TDRs that occurred during 2020 increased the allowance for credit losses by $0.3 million and resulted in no charge-offs during 2020.  The TDRs that occurred during 2019 increased the allowance for loan losses by $2.0 million and resulted in $3.9 million in charge-offs during 2019.
A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
TDRs for which there was a payment default within twelve months following the modification during the year were insignificant in 2021, 2020, and 2019.
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

Non-TDR Loan Modifications due to COVID-19
In March 2020, the Interagency Statement was issued by our banking regulators that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act terminates. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. Additionally, section 541 of the CAA extends the relief provided by the CARES Act for financial institutions to suspend the GAAP accounting treatment for troubled debt restructuring to January 1, 2022. After this date, we will follow the GAAP accounting treatment to determine if new modifications meet the definition of a TDR. In accordance with such guidance, during 2020 and throughout 2021 we offered short-term modifications in response to COVID-19 to borrowers who were current and otherwise not past due. These included short-term (180 days or less) modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that were insignificant. These loan deferrals totaled $6.4 million at December 31, 2021.

Allowance for Loan Losses (Prior to January 1, 2020)
Prior to the adoption of ASC 326 on January 1, 2020, Old National calculated allowance for loan losses using incurred losses methodology. The following tables are disclosures related to the allowance for loan losses in the year ended December 31, 2019.
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
The following table presents Old National’s average balance of impaired loans. Only purchased loans that had experienced subsequent impairment since the date acquired (excluding loans acquired with deteriorated credit quality) are included in the table below.

(dollars in thousands)	Year Ended December 31, 2019
Average Recorded Investment
With no related allowance recorded:
Commercial	$22,629
Commercial Real Estate - Construction	6,465
Commercial Real Estate - Other	39,401
Residential	2,052
Consumer	923
With an allowance recorded:
Commercial	15,816
Commercial Real Estate - Construction	6,912
Commercial Real Estate - Other	20,420
Residential	981
Consumer	1,219
Total	$116,818

The following table presents activity in TDRs:

(dollars in thousands)	Beginning Balance	(Charge-offs)/ Recoveries	(Payments)/ Disbursements	Additions	Ending Balance
Year Ended December 31, 2019
Commercial	$10,275	$(1,911)	$(3,733)	$10,231	$14,862
Commercial real estate	27,671	(2,112)	(23,182)	10,027	12,404
Residential	3,390	—	(971)	557	2,976
Consumer	2,374	13	(1,207)	316	1,496
Total	$43,710	$(4,010)	$(29,093)	$21,131	$31,738

NOTE 5 – OTHER REAL ESTATE OWNED
Other real estate owned in included in other assets on the balance sheet. The following table presents activity in other real estate owned:

	Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Balance at beginning of period	$1,324	$2,169	$3,232
Additions (1)	1,955	965	1,192
Sales	(1,164)	(1,505)	(2,077)
Impairments	(85)	(305)	(178)
Balance at end of period (2)	$2,030	$1,324	$2,169
(1)     Includes repossessed personal property of $0.1 million at December 31, 2021 and $0.2 million at December 31, 2020.
Foreclosed residential real estate property recorded as a result of obtaining physical possession of the property included in the table above totaled $0.1 million at December 31, 2021 and $0.8 million at December 31, 2020.  Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $1.7 million at December 31, 2021 and $2.7 million at December 31, 2020.
NOTE 6 – PREMISES AND EQUIPMENT
The composition of premises and equipment was as follows:

	December 31,
(dollars in thousands)	2021	2020
Land	$71,014	$72,600
Buildings	394,400	373,660
Furniture, fixtures, and equipment	118,124	110,735
Leasehold improvements	46,330	44,734
Total	629,868	601,729
Accumulated depreciation	(153,682)	(137,321)
Premises and equipment, net	$476,186	$464,408
Depreciation expense was $27.3 million in 2021, $28.9 million in 2020, and $26.7 million in 2019.
Finance Leases
Old National leases certain banking center buildings and equipment under finance leases that are included in premises and equipment.  See Notes 7 and 14 to the consolidated financial statements for detail regarding these leases.

NOTE 7 – LEASES

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

Old National does not have any material sub-lease agreements.

The components of lease expense were as follows:

	Affected Line Item in the Statement of Income	Years Ended December 31,
(dollars in thousands)		2021	2020	2019
Operating lease cost	Occupancy/Equipment expense	$12,336	$23,548	$17,001
Finance lease cost:
Amortization of right-of-use assets	Occupancy expense	2,356	1,044	651
Interest on lease liabilities	Interest expense	431	364	320
Short-term lease cost	Occupancy expense	—	—	6
Sub-lease income	Occupancy expense	(438)	(512)	(703)
Total		$14,685	$24,444	$17,275

Supplemental balance sheet information related to leases was as follows:

	December 31,
(dollars in thousands)	2021	2020
Operating Leases
Operating lease right-of-use assets	$69,560	$76,197
Operating lease liabilities	76,236	86,598

Finance Leases
Premises and equipment, net	16,451	11,351
Other borrowings	17,233	11,813

Weighted-Average Remaining Lease Term (in Years)
Operating leases	10.4	10.6
Finance leases	7.6	10.3

Weighted-Average Discount Rate
Operating leases	3.34%	3.40%
Finance leases	3.02%	3.46%
Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,823	$15,906	$17,493
Operating cash flows from finance leases	431	364	320
Financing cash flows from finance leases	2,057	819	465
The following table presents future undiscounted lease payments by lease classification at December 31, 2021:

(dollars in thousands)	Operating Leases	Finance Leases
2022	$13,024	$2,906
2023	9,564	2,943
2024	8,516	2,959
2025	8,380	2,943
2026	7,972	1,706
Thereafter	43,410	5,914
Total undiscounted lease payments	90,866	19,371
Amounts representing interest	(14,630)	(2,138)
Lease liability	$76,236	$17,233
Old National leases certain office space and buildings to unrelated parties in exchange for consideration.  All of these tenant leases are classified as operating leases.

The following table presents a maturity analysis of the Company’s tenant leases at December 31, 2021:

(dollars in thousands)	Tenant Leases
2022	$2,465
2023	1,747
2024	1,558
2025	1,182
2026	671
Thereafter	2,376
Total undiscounted lease payments	$9,999
NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the changes in the carrying amount of goodwill:

	Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Balance at beginning of period	$1,036,994	$1,036,994	$1,036,258
Acquisitions and adjustments	—	—	736
Balance at end of period	$1,036,994	$1,036,994	$1,036,994
Old National performed the required annual goodwill impairment test as of August 31, 2021 and there was no impairment.  No events or circumstances since the August 31, 2021 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.
The gross carrying amounts and accumulated amortization of other intangible assets were as follows:

(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
December 31, 2021
Core deposit	$92,754	$(60,036)	$32,718
Customer trust relationships	16,547	(14,587)	1,960
Total intangible assets	$109,301	$(74,623)	$34,678

December 31, 2020
Core deposit	$112,723	$(69,623)	$43,100
Customer trust relationships	16,547	(13,633)	2,914
Total intangible assets	$129,270	$(83,256)	$46,014
Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years.
Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.  No impairment charges were recorded in 2021, 2020, or 2019.  Total amortization expense associated with intangible assets was $11.3 million in 2021, $14.1 million in 2020, and $16.9 million in 2019.

Estimated amortization expense for future years is as follows:

(dollars in thousands)
2022	$9,014
2023	7,053
2024	5,645
2025	4,509
2026	3,386
Thereafter	5,071
Total	$34,678

NOTE 9 – LOAN SERVICING RIGHTS
Loan servicing rights are included in other assets on the balance sheet. At December 31, 2021, loan servicing rights derived from mortgage loans sold with servicing retained totaled $30.0 million, compared to $26.7 million at December 31, 2020.  Loans serviced for others are not reported as assets.  The principal balance of mortgage loans serviced for others was $3.662 billion at December 31, 2021, compared to $3.613 billion at December 31, 2020.  Custodial escrow balances maintained in connection with serviced loans were $18.2 million at December 31, 2021 and $16.2 million at December 31, 2020.
The following table summarizes the carrying values and activity related to loan servicing rights and the related valuation allowance:

	Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Balance at beginning of period	$28,124	$25,399	$24,512
Additions	11,759	12,810	6,499
Amortization	(9,798)	(10,085)	(5,612)
Balance before valuation allowance at end of period	30,085	28,124	25,399
Valuation allowance:
Balance at beginning of period	(1,407)	(31)	(15)
(Additions)/recoveries	1,361	(1,376)	(16)
Balance at end of period	(46)	(1,407)	(31)
Loan servicing rights, net	$30,039	$26,717	$25,368
At December 31, 2021, the fair value of servicing rights was $33.8 million, which was determined using a discount rate of 9% and a conditional prepayment rate of 10%.  At December 31, 2020, the fair value of servicing rights was $26.8 million, which was determined using a discount rate of 9% and a conditional prepayment rate of 14%.
NOTE 10 – QUALIFIED AFFORDABLE HOUSING PROJECTS AND OTHER TAX CREDIT INVESTMENTS
Old National is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in other assets on the balance sheet, with any unfunded commitments included with other liabilities.  As of December 31, 2021, Old National expects to recover its remaining investments through the use of the tax credits that are generated by the investments.

The following table summarizes Old National’s investments in qualified affordable housing projects and other tax credit investments:

(dollars in thousands)		December 31, 2021		December 31, 2020
Investment	Accounting Method	Investment	Unfunded Commitment (1)	Investment	Unfunded Commitment
LIHTC	Proportional amortization	$68,989	$41,355	$33,609	$6,845
FHTC	Equity	21,241	15,252	18,660	22,398
NMTC	Proportional amortization	18,727	—	6,120	—
Renewable Energy	Equity	1,985	—	3,611	862
Total		$110,942	$56,607	$62,000	$30,105
(1)All commitments will be paid by Old National by December 31, 2027.

The following table summarizes the amortization expense and tax benefit recognized for Old National’s qualified affordable housing projects and other tax credit investments:

(dollars in thousands)	Amortization Expense (1)	Tax Expense (Benefit) Recognized (2)
Year Ended December 31, 2021
LIHTC	$3,450	$(4,543)
FHTC	2,557	(2,884)
NMTC	2,887	(3,625)
Renewable Energy	1,326	(562)
Total	$10,220	$(11,614)

Year Ended December 31, 2020
LIHTC	$3,105	$(4,071)
FHTC	13,237	(15,582)
NMTC	900	(1,100)
Renewable Energy	4,651	(4,122)
Total	$21,893	$(24,875)

Year Ended December 31, 2019
LIHTC	$3,168	$(4,102)
FHTC	1,113	(1,244)
CReED (3)	13	—
Renewable Energy	1,623	(1,740)
Total	$5,917	$(7,086)
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
(3)The CReED tax credit investment qualified for an Indiana state tax credit.

NOTE 11 – DEPOSITS
At December 31, 2021, the scheduled maturities of total time deposits were as follows:

(dollars in thousands)
Due in 2022	$663,230
Due in 2023	149,526
Due in 2024	86,502
Due in 2025	33,469
Due in 2026	23,165
Thereafter	4,521
Total	$960,413
The aggregate amount of time deposits in denominations that met or exceeded the FDIC insurance limit of $250,000 totaled $252.8 million at December 31, 2021 and $285.1 million at December 31, 2020.
NOTE 12 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase are secured borrowings.  Old National pledges investment securities to secure these borrowings.  The following table presents securities sold under agreements to repurchase and related weighted-average interest rates for each of the years ended December 31:

(dollars in thousands)	2021	2020
Outstanding at year-end	$392,275	$431,166
Average amount outstanding	392,777	375,961
Maximum amount outstanding at any month-end	405,278	438,039
Weighted-average interest rate:
During year	0.10%	0.23%
End of year	0.10	0.12
The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At December 31, 2021
	Remaining Contractual Maturity of the Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 days	Total
Repurchase Agreements:
U.S. Treasury and agency securities	$392,275	$—	$—	$—	$392,275
Total	$392,275	$—	$—	$—	$392,275
The fair value of securities pledged to secure repurchase agreements may decline.  Old National has pledged securities valued at 109% of the gross outstanding balance of repurchase agreements at December 31, 2021 to manage this risk.
NOTE 13 – FEDERAL HOME LOAN BANK ADVANCES
The following table summarizes Old National Bank’s FHLB advances:

	December 31,
(dollars in thousands)	2021	2020
FHLB advances (fixed rates 0.45% to 4.96% and variable rates 0.07% to 0.09%) maturing October 2022 to January 2041	$1,902,655	$1,999,160
Fair value hedge basis adjustments and unamortized prepayment fees	(16,636)	(7,725)
Total other borrowings	$1,886,019	$1,991,435

FHLB advances had weighted-average rates of 1.30% at December 31, 2021 and 1.32% at December 31, 2020.  Investment securities and residential real estate loans collateralize these borrowings up to 140% of outstanding debt.
In 2021, Old National modified $50.0 million pertaining to two FHLB advances, which lowered their weighted average effective rates from 1.53% to 0.33%. In 2020, Old National modified $500.0 million pertaining to four FHLB advances, which lowered their weighted average effective rates from 2.00% to 1.28%. At December 31, 2021, unamortized prepayment fees related to all debt modifications totaled $26.2 million, compared to $30.0 million at December 31, 2020.
Contractual maturities of FHLB advances at December 31, 2021 were as follows:

(dollars in thousands)
Due in 2022	$27,500
Due in 2023	155
Due in 2024	25,000
Due in 2025	550,000
Due in 2026	100,000
Thereafter	1,200,000
Fair value hedge basis adjustments and unamortized prepayment fees	(16,636)
Total	$1,886,019

NOTE 14 – OTHER BORROWINGS
The following table summarizes Old National’s other borrowings:

	December 31,
(dollars in thousands)	2021	2020
Old National Bancorp:
Senior unsecured notes (fixed rate 4.125%) maturing August 2024	$175,000	$175,000
Unamortized debt issuance costs related to senior unsecured notes	(403)	(559)
Junior subordinated debentures (variable rates of 1.72% to 1.97%) maturing March 2035 to June 2037	42,000	42,000
Other basis adjustments	(3,044)	(3,195)
Old National Bank:
Finance lease liabilities	17,233	11,813
Subordinated debentures (variable rate 4.49%)	12,000	12,000
Leveraged loans for NMTC (fixed rates of 1.00% to 1.43%) maturing December 2046 to December 2052	51,045	15,300
Other	2,839	428
Total other borrowings	$296,670	$252,787
Contractual maturities of other borrowings at December 31, 2021 were as follows:

(dollars in thousands)
Due in 2022	$2,497
Due in 2023	2,582
Due in 2024	177,649
Due in 2025	2,686
Due in 2026	1,495
Thereafter	110,369
Unamortized debt issuance costs and other basis adjustments	(608)
Total	$296,670

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
The following table summarizes the terms of our outstanding junior subordinated debentures as of December 31, 2021:

(dollars in thousands) Name of Trust	Issuance Date	Issuance Amount	Rate	Rate at December 31, 2021	Maturity Date
St. Joseph Capital Trust II	March 2005	$5,000	3-month LIBOR plus 1.75%	1.97%	March 17, 2035
Anchor Capital Trust III	August 2005	5,000	3-month LIBOR plus 1.55%	1.77%	September 30, 2035
Home Federal Statutory Trust I	September 2006	15,000	3-month LIBOR plus 1.65%	1.85%	September 15, 2036
Monroe Bancorp Capital Trust I	July 2006	3,000	3-month LIBOR plus 1.60%	1.72%	October 7, 2036
Tower Capital Trust 3	December 2006	9,000	3-month LIBOR plus 1.69%	1.86%	March 1, 2037
Monroe Bancorp Statutory Trust II	March 2007	5,000	3-month LIBOR plus 1.60%	1.80%	June 15, 2037
Total		$42,000

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
Leveraged Loans
The leveraged loans are directly related to the New Markets Tax Credit structure. As part of the transaction structure, Old National has the right to sell its interest in the entity that received the leveraged loans at an agreed upon price to the leveraged lender at the end of the New Markets Tax Credit seven year compliance period. See Note 10 to the consolidated financial statements for additional information on the Company’s New Markets Tax Credit investments.
Finance Lease Liabilities
Old National has long-term finance lease liabilities for certain banking centers and equipment totaling $17.2 million at December 31, 2021.  See Note 7 to the consolidated financial statements for a maturity analysis of the Company’s finance lease liabilities.

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes within each classification of AOCI, net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sale Debt Securities	Unrealized Gains and Losses on Held-to- Maturity Securities	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Total
Year Ended December 31, 2021
Balance at beginning of period	$145,335	$—	$2,584	$(148)	$147,771
Other comprehensive income (loss) before reclassifications	(144,948)	—	1,433	—	(143,515)
Amounts reclassified from AOCI to income (1)	(3,337)	—	(3,474)	180	(6,631)
Balance at end of period	$(2,950)	$—	$543	$32	$(2,375)

Year Ended December 31, 2020
Balance at beginning of period	$56,131	$—	$240	$(164)	$56,207
Other comprehensive income (loss) before reclassifications	97,596	—	6,230	—	103,826
Amounts reclassified from AOCI (1)	(8,392)	—	(3,886)	16	(12,262)
Balance at end of period	$145,335	$—	$2,584	$(148)	$147,771

Year Ended December 31, 2019
Balance at beginning of period	$(37,348)	$(8,515)	$1,099	$(186)	$(44,950)
Other comprehensive income (loss) before reclassifications	94,964	6,419	(410)	—	100,973
Amounts reclassified from AOCI (1)	(1,485)	2,096	(449)	22	184
Balance at end of period	$56,131	$—	$240	$(164)	$56,207
(1)See table below for details about reclassifications to income.
The following table summarizes the significant amounts reclassified out of each component of AOCI:

	Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Details about AOCI Components	Amount Reclassified from AOCI			Affected Line Item in the Statement of Income
Unrealized gains and losses on available-for-sale debt securities	$4,327	$10,767	$1,923	Debt securities gains (losses), net
	(990)	(2,375)	(438)	Income tax (expense) benefit
	$3,337	$8,392	$1,485	Net income
Unrealized gains and losses on held-to-maturity securities	$—	$—	$(2,812)	Interest income (expense)
	—	—	716	Income tax (expense) benefit
	$—	$—	$(2,096)	Net income
Gains and losses on cash flow hedges Interest rate contracts	$4,605	$5,153	$596	Interest income (expense)
	(1,131)	(1,267)	(147)	Income tax (expense) benefit
	$3,474	$3,886	$449	Net income
Amortization of defined benefit pension items
Actuarial gains (losses)	$(239)	$(21)	$(30)	Salaries and employee benefits
	59	5	8	Income tax (expense) benefit
	$(180)	$(16)	$(22)	Net income

Total reclassifications for the period	$6,631	$12,262	$(184)	Net income

NOTE 16 – INCOME TAXES
Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statement of income:

	Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Provision at statutory rate of 21%	$71,161	$53,667	$60,975
Tax-exempt income:
Tax-exempt interest	(11,066)	(10,776)	(10,243)
Section 291/265 interest disallowance	114	189	435
Company-owned life insurance income	(2,138)	(2,290)	(2,423)
Tax-exempt income	(13,090)	(12,877)	(12,231)
State income taxes	9,308	4,840	6,720
Tax credit investments - federal	(5,212)	(15,159)	(4,411)
Other, net	(843)	(1,324)	1,097
Income tax expense	$61,324	$29,147	$52,150
Effective tax rate	18.1%	11.4%	18.0%

The higher effective tax rate in 2021 when compared to 2020 was primarily the result of an increase in pre-tax book income and lower tax credits.

The lower effective tax rate in 2020 when compared to 2019 was primarily the result of an increase in federal tax credits available in 2020.
The provision for income taxes consisted of the following components:

	Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Current expense:
Federal	$31,943	$19,223	$22,908
State	8,461	6,498	4,490
Deferred expense:
Federal	17,514	3,188	20,402
State	3,406	238	4,350
Deferred income tax expense	20,920	3,426	24,752
Income tax expense	$61,324	$29,147	$52,150

Net Deferred Tax Assets
Net deferred tax assets are included in other assets on the balance sheet. Significant components of net deferred tax assets (liabilities) were as follows:

	December 31,
(dollars in thousands)	2021	2020
Deferred Tax Assets
Allowance for credit losses, net of recapture	$28,843	$34,971
Benefit plan accruals	18,348	20,076
Net operating loss carryforwards	14,823	18,982
Deferred gain on securities	1,215	2,102
Acquired loans	8,039	11,989
Operating lease liabilities	22,961	24,245
Unrealized losses on available-for-sale investment securities	3,003	—
Tax credit investments and other partnerships	301	1,054
Other, net	1,914	488
Total deferred tax assets	99,447	113,907
Deferred Tax Liabilities
Purchase accounting	(18,524)	(18,232)
Loan servicing rights	(7,379)	(6,582)
Premises and equipment	(16,972)	(14,008)
Prepaid expenses	(796)	(955)
Operating lease right-of-use assets	(21,129)	(21,569)
Unrealized gains on available-for-sale investment securities	—	(40,756)
Unrealized gains on hedges	(177)	(1,080)
Other, net	(1,564)	(1,555)
Total deferred tax liabilities	(66,541)	(104,737)
Net deferred tax assets	$32,906	$9,170
Through the acquisition of Anchor (WI) in the second quarter of 2016 and Lafayette Savings Bank in the fourth quarter of 2014, both former thrifts, Old National Bank’s retained earnings at December 31, 2021 include base-year bad debt reserves, created for tax purposes prior to 1988, totaling $52.8 million.  Of this total, $50.9 million was acquired from Anchor (WI), and $1.9 million was acquired from Lafayette Savings Bank.  Base-year reserves are subject to recapture in the unlikely event that Old National Bank (1) makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes, (2) redeems its stock, or (3) liquidates.  Old National Bank has no intention of making such a nondividend distribution. Accordingly, under current accounting principles, a related deferred income tax liability of $13.0 million has not been recognized.
No valuation allowance was recorded at December 31, 2021 or 2020 because, based on current expectations, Old National believes it will generate sufficient income in future years to realize deferred tax assets.  Old National has federal net operating loss carryforwards totaling $36.7 million at December 31, 2021 and $52.4 million at December 31, 2020.  This federal net operating loss was acquired from the acquisition of Anchor (WI) in 2016.  If not used, the federal net operating loss carryforwards will expire from 2030 to 2033.  Old National has recorded state net operating loss carryforwards totaling $116.1 million at December 31, 2021 and $132.2 million at December 31, 2020.  If not used, the state net operating loss carryforwards will expire from 2027 to 2033.
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

Old National and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns.  The 2018 through 2021 tax years are open and subject to examination.
NOTE 17 – SHARE-BASED COMPENSATION AND OTHER EMPLOYEE BENEFIT PLANS
Our Amended and Restated 2008 Incentive Compensation Plan (the “ICP”), which was shareholder-approved, permits the grant of share-based awards to its employees.  At December 31, 2021, 2.3 million shares were available for issuance.  The granting of awards to key employees is typically in the form of restricted stock awards or units.  We believe that such awards better align the interests of our employees with those of our shareholders.  Total compensation cost that has been charged against income for the ICP was $7.5 million in 2021, $7.7 million in 2020, and $8.0 million in 2019.  The total income tax benefit was $1.8 million in 2021, $1.9 million in 2020, and $2.0 million in 2019.
Restricted Stock Awards
Restricted stock awards require certain service requirements and commonly have vesting periods of three years.  Compensation expense is recognized on a straight-line basis over the vesting period.  Shares are subject to certain restrictions and risk of forfeiture by the participants.
A summary of changes in our nonvested shares for the year follows:

(shares in thousands)	Shares	Weighted Average Grant-Date Fair Value
Year Ended December 31, 2021
Nonvested balance at beginning of period	558	$15.51
Granted during the year	254	17.28
Vested during the year	(243)	15.92
Forfeited during the year	(15)	14.76
Nonvested balance at end of period	554	$16.16
As of December 31, 2021, there was $6.0 million of total unrecognized compensation cost related to nonvested restricted stock awards.  The cost is expected to be recognized over a weighted-average period of 1.8 years.  The total fair value of the shares vested was $4.3 million in 2021, $2.9 million in 2020, and $3.4 million in 2019.
Restricted Stock Units
Restricted stock units require certain performance requirements and have vesting periods of three years.  The level of performance could increase or decrease the number of shares earned.  Compensation expense is recognized on a straight-line basis over the vesting period.  Shares are subject to certain restrictions and risk of forfeiture by the participants.
A summary of changes in our nonvested shares for the year follows:

(shares in thousands)	Shares	Weighted Average Grant-Date Fair Value
Year Ended December 31, 2021
Nonvested balance at beginning of period	911	$14.18
Granted during the year	184	15.64
Vested during the year	(242)	14.26
Dividend equivalents adjustment	33	14.05
Nonvested balance at end of period	886	$14.80
As of December 31, 2021, there was $3.8 million of total unrecognized compensation cost related to nonvested restricted stock units.  The cost is expected to be recognized over a weighted-average period of 1.7 years.

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
As of December 31, 2021, all options were fully vested and all compensation costs had been expensed. At December 31, 2021, the outstanding shares consisted of stock appreciation rights acquired through prior year acquisitions.
A summary of the activity in stock appreciation rights in 2021 follows:

(shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Year Ended December 31, 2021
Outstanding at beginning of period	41	$4.24
Exercised	(13)	4.12
Outstanding at end of period	28	$4.30	0.47	$387.4
Options exercisable at end of year	28	$4.30	0.47	$387.4
Information related to stock option and appreciation rights follows:

	Year Ended December 31,
(dollars in thousands)	2021	2020	2019
Intrinsic value of options/appreciation rights exercised	$171	$213	$178
Cash received from options/appreciation rights exercises	—	—	280
Tax benefit realized from options/appreciation rights exercises	68	85	71
Outside Director Stock Compensation Program
Old National maintains a director stock compensation program covering all outside directors.  Compensation shares are earned semi-annually.  Beginning in 2017, any shares awarded to directors are anticipated to be issued from the ICP.  In 2021, 25 thousand shares were issued to directors, compared to 28 thousand shares in 2020, and 12 thousand shares in 2019.
Employee Stock Ownership Plan
The Employee Stock Ownership and Savings Plan (the “401(k) Plan”) permits employees to participate the first month following one month of service. Old National matches 75% of employee compensation deferral contributions of the first 4% of compensation, and 50% of the next 4% of compensation.  In addition to matching contributions, Old National may make discretionary contributions to the 401(k) Plan in the form of Old National stock or cash.  Our Board of Directors designated no discretionary profit sharing contributions in 2021, 2020, or 2019. All contributions vest immediately and plan participants may elect to redirect funds among any of the investment options provided under the 401(k) Plan.  The number of Old National shares in the 401(k) Plan were 0.5 million at December 31, 2021 and 0.6 million at December 31, 2020.  All shares owned through the 401(k) Plan are included in the calculation of weighted-average shares outstanding for purposes of calculating diluted and basic earnings per share.  Contribution expense under the 401(k) Plan was $9.8 million in 2021, $9.5 million in 2020, and $9.8 million in 2019.

NOTE 18 – SHAREHOLDERS' EQUITY
Dividend Reinvestment and Stock Purchase Plan
Old National has a dividend reinvestment and stock purchase plan under which common shares issued may be either repurchased shares or authorized and previously unissued shares.  A new plan became effective on August 12, 2021, with total authorized and unissued common shares reserved for issuance of 3.3 million.  At December 31, 2021, 3.3 million authorized and unissued common shares were available for issuance under the plan.
Employee Stock Purchase Plan
Old National has an employee stock purchase plan under which eligible employees can purchase common shares at a price not less than 95% of the fair market value of the common shares on the purchase date.  The amount of common shares purchased cannot exceed 10% of the employee’s compensation.  The maximum number of shares that may be purchased under this plan is 500,000 shares.  In 2021, 35,000 shares were issued related to this plan with proceeds of approximately $583,000.  In 2020, 43,000 shares were issued related to this plan with proceeds of approximately $577,000.
Share Repurchase Plan
In the first quarter of 2021, the Board of Directors approved the repurchase of up to $100 million of shares of Common Stock, as conditions warrant, through January 31, 2022. During 2021 and through January 31, 2022, no common shares were repurchased under the plan.
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
The following table reconciles basic and diluted net income per share.

(dollars and shares in thousands, except per share data)	Years Ended December 31,
	2021	2020	2019
Basic Net Income Per Share
Net income	$277,538	$226,409	$238,206
Weighted average common shares outstanding	165,178	165,509	171,907
Basic Net Income Per Share	$1.68	$1.37	$1.39

Diluted Net Income Per Share
Net income	$277,538	$226,409	$238,206
Weighted average common shares outstanding	165,178	165,509	171,907
Effect of dilutive securities:
Restricted stock	729	632	733
Stock options and appreciation rights	22	36	47
Weighted average shares outstanding	165,929	166,177	172,687
Diluted Net Income Per Share	$1.67	$1.36	$1.38

NOTE 19 – FAIR VALUE
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
Old National used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:
Investment securities and equity securities: The fair values for investment securities and equity securities are determined by quoted market prices, if available (Level 1).  For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2).  For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).  Discounted cash flows are calculated using swap and LIBOR curves plus spreads that adjust for loss severities, volatility, credit risk, and optionality.  During times when trading is more liquid, broker quotes are used (if available) to validate the model.  Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.
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

Recurring Basis
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at December 31, 2021 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$13,211	$13,211	$—	$—
Investment securities available-for-sale:
U.S. Treasury	235,584	235,584	—	—
U.S. government-sponsored entities and agencies	1,542,773	—	1,542,773	—
Mortgage-backed securities - Agency	3,698,831	—	3,698,831	—
States and political subdivisions	1,654,986	—	1,654,986	—
Pooled trust preferred securities	9,496	—	—	9,496
Other securities	240,396	—	240,396	—
Residential loans held for sale	35,458	—	35,458	—
Derivative assets	74,226	—	74,226	—
Financial Liabilities
Derivative liabilities	41,872	—	41,872	—

		Fair Value Measurements at December 31, 2020 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$2,547	$2,547	$—	$—
Investment securities available-for-sale:
U.S. Treasury	10,208	10,208	—	—
U.S. government-sponsored entities and agencies	841,988	—	841,988	—
Mortgage-backed securities - Agency	3,339,098	—	3,339,098	—
States and political subdivisions	1,492,162	—	1,492,162	—
Pooled trust preferred securities	7,913	—	—	7,913
Other securities	278,746	—	278,746	—
Residential loans held for sale	63,250	—	63,250	—
Derivative assets	140,201	—	140,201	—
Financial Liabilities
Derivative liabilities	18,187	—	18,187	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(dollars in thousands)	Pooled Trust Preferred Securities	States and Political Subdivisions
Year Ended December 31, 2021
Balance at beginning of period	$7,913	$—
Accretion (amortization) of discount or premium	20	—
Sales/payments received	(27)	—
Increase (decrease) in fair value of securities	1,590	—
Balance at end of period	$9,496	$—

Year Ended December 31, 2020
Balance at beginning of period	$8,222	$40
Accretion (amortization) of discount or premium	15	—
Sales/payments received	(64)	(40)
Increase (decrease) in fair value of securities	(260)	—
Balance at end of period	$7,913	$—

Year Ended December 31, 2019
Balance at beginning of period	$8,495	$4,108
Accretion (amortization) of discount or premium	12	—
Sales/payments received	(62)	(35)
Increase (decrease) in fair value of securities	(223)	—
Transfers out of Level 3	—	(4,033)
Balance at end of period	$8,222	$40
The accretion of discounts or amortization of premiums on securities in the table above is included in interest income.  The increase or decrease in the fair value of securities in the table above is included in the unrealized holding gains (losses) for the period in the statement of other comprehensive income. An increase in fair value is reflected in the balance sheet as an increase in the fair value of investment securities available-for-sale, an increase in accumulated other comprehensive income, which is included in shareholders’ equity, and a decrease in other assets related to the tax impact. A decrease in fair value is reflected in the balance sheet as a decrease in the fair value of investment securities available-for-sale, a decrease in accumulated other comprehensive income, which is included in shareholders’ equity, and an increase in other assets related to the tax impact.  During 2019, Old National received third party pricing on a $4.0 million state and political subdivisions security and transferred it out of Level 3.
The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average) (4)
December 31, 2021
Pooled trust preferred securities	$9,496	Discounted cash flow	Constant prepayment rate (1)	0.0%
			Additional asset defaults (2)	5.7% - 8.5% (6.5%)
			Expected asset recoveries (3)	0.0% - 46.0% (14.1%)
December 31, 2020
Pooled trust preferred securities	$7,913	Discounted cash flow	Constant prepayment rate (1)	0.0%
			Additional asset defaults (2)	6.0% - 8.7% (6.8%)
			Expected asset recoveries (3)	0.0% - 23.2% (7.3%)
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
Non-Recurring Basis
Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2021 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Loans:
Commercial loans	$2,634	$—	$—	$2,634
Commercial real estate loans	16,308	—	—	16,308
Loan servicing rights	140	—	140	—
Commercial and commercial real estate loans that are deemed collateral dependent are valued using the discounted cash flows.  The liquidation amounts are based on the fair value of the underlying collateral using the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral.  These commercial and commercial real estate loans had a principal amount of $21.0 million, with a valuation allowance of $2.1 million at December 31, 2021.  Old National recorded provision recapture associated with these loans totaling $0.1 million in 2021.
Other real estate owned and other repossessed property is measured at fair value less costs to sell. Old National did not have any other real estate owned or repossessed property measured at fair value on a non-recurring basis at December 31, 2021.  There were write-downs of other real estate owned of $23 thousand in 2021.
Loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount.  If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value.  Fair value is determined at a tranche level, based on market prices for comparable mortgage servicing contracts when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model utilizes a discount rate, weighted average prepayment speed, and other economic factors that market participants would use in estimating future net servicing income and that can be validated against available market data (Level 2).  The valuation allowance for loan servicing rights with impairments at December 31, 2021 totaled $46 thousand.  Old National recorded recoveries associated with these loan servicing rights totaling $1.4 million in 2021.
Assets measured at fair value on a non-recurring basis at December 31, 2020 are summarized below:

		Fair Value Measurements at December 31, 2020 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Loans:
Commercial loans	$10,747	$—	$—	$10,747
Commercial real estate loans	40,653	—	—	40,653
Loan servicing rights	26,717	—	26,717	—
At December 31, 2020, commercial and commercial real estate loans that were deemed collateral dependent had a principal amount of $57.2 million, with a valuation allowance of $5.8 million.  Old National recorded provision expense associated with these loans totaling $2.1 million in 2020.

Old National did not have any other real estate owned or other repossessed property measured at fair value on a non-recurring basis at December 31, 2020.  There were write-downs of other real estate owned of $0.2 million in 2020.
The valuation allowance for loan servicing rights with impairments at December 31, 2020 totaled $1.4 million.  There were impairments associated with these loan servicing rights totaling $1.4 million in 2020.
The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
December 31, 2021
Collateral Dependent Loans
Commercial loans	$2,634	Discounted cash flow	Discount for type of property, age of appraisal, and current status	14% - 15% (14%)
Commercial real estate loans	16,308	Discounted cash flow	Discount for type of property, age of appraisal, and current status	6% -10% (8%)
December 31, 2020
Collateral Dependent Loans
Commercial loans	$10,747	Discounted cash flow	Discount for type of property, age of appraisal, and current status	0% - 33% (12%)
Commercial real estate loans	40,653	Discounted cash flow	Discount for type of property, age of appraisal, and current status	0% - 18% (7%)
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
Residential Loans Held For Sale
Old National has elected the fair value option for residential loans held for sale.  For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status).  None of these loans are 90 days or more past due, nor are any on nonaccrual status.  Included in the income statement is interest income for loans held for sale totaling $1.5 million in 2021, $2.0 million in 2020, and $1.4 million in 2019.
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
The difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was as follows:

(dollars in thousands)	Aggregate Fair Value	Difference	Contractual Principal
December 31, 2021
Residential loans held for sale	$35,458	$1,342	$34,116

December 31, 2020
Residential loans held for sale	$63,250	$3,485	$59,765
Accrued interest at period end is included in the fair value of the instruments.

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value:

(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Year Ended December 31, 2021
Residential loans held for sale	$(2,139)	$2	$(6)	$(2,143)

Year Ended December 31, 2020
Residential loans held for sale	$1,962	$18	$(24)	$1,956
Financial Instruments Not Carried at Fair Value
The carrying amounts and estimated fair values of financial instruments not carried at fair value were as follows:

		Fair Value Measurements at December 31, 2021 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$822,019	$822,019	$—	$—
Loans, net:
Commercial	3,363,175	—	—	3,335,009
Commercial real estate	6,315,574	—	—	6,211,854
Residential real estate	2,245,942	—	—	2,216,900
Consumer credit	1,569,814	—	—	1,582,600
Accrued interest receivable	84,109	688	35,790	47,631

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$6,303,106	$6,303,106	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	11,305,676	11,305,676	—	—
Time deposits	960,413	—	968,658	—
Federal funds purchased and interbank borrowings	276	276	—	—
Securities sold under agreements to repurchase	392,275	392,275	—	—
FHLB advances	1,886,019	—	1,935,140	—
Other borrowings	296,670	—	311,532	—
Accrued interest payable	5,496	—	5,496	—
Standby letters of credit	454	—	—	454

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$4,678

		Fair Value Measurements at December 31, 2020 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$589,712	$589,712	$—	$—
Loans, net:
Commercial	3,922,642	—	—	3,912,948
Commercial real estate	5,867,795	—	—	5,797,447
Residential real estate	2,235,814	—	—	2,264,274
Consumer credit	1,628,840	—	—	1,618,365
Accrued interest receivable	85,306	21	27,977	57,308

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$5,633,672	$5,633,672	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	10,280,911	10,180,911	99,957	—
Time deposits	1,122,870	—	1,140,922	—
Federal funds purchased and interbank borrowings	1,166	1,166	—	—
Securities sold under agreements to repurchase	431,166	431,166	—	—
FHLB advances	1,991,435	—	2,092,033	—
Other borrowings	252,787	—	254,612	—
Accrued interest payable	5,443	—	5,443	—
Standby letters of credit	462	—	—	462
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$11,822
The methods utilized to measure the fair value of financial instruments at December 31, 2021 and 2020 represent an approximation of exit price, however, an actual exit price may differ.
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
Credit risk arises from the possible inability of counterparties to meet the terms of their contracts.  Old National’s exposure is limited to the termination value of the contracts rather than the notional, principal, or contract amounts.  There are provisions in our agreements with the counterparties that allow for certain unsecured credit exposure up to an agreed threshold.  Exposures in excess of the agreed thresholds are collateralized.  In addition, we minimize credit risk through credit approvals, limits, and monitoring procedures.
Derivatives Designated as Hedges
Subsequent changes in fair value for a hedging instrument that has been designated and qualifies as part of a hedging relationship are accounted for in the following manner:
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
Cash Flow Hedges
Interest rate swaps of certain borrowings were designated as cash flow hedges totaling $150.0 million notional amount at December 31, 2021 and $325.0 million notional amount at December 31, 2020. Interest rate collars and floors related to variable-rate commercial loan pools were designated as cash flow hedges totaling $600.0 million notional amount at December 31, 2021 and $400.0 million notional amount at December 31, 2020. The hedges were determined to be effective during all periods presented and we expect them to remain effective during the remaining terms.
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
Fair Value Hedges
Interest rate swaps of certain borrowings were designated as fair value hedges totaling $377.5 million notional amount at December 31, 2021 and $379.0 million notional amount at December 31, 2020. Interest rate swaps of certain available-for-sale investment securities were designated as fair value hedges totaling $910.0 million notional amount at December 31, 2021 and $347.5 million notional amount at December 31, 2020. The hedges were determined to be effective during all periods presented and we expect them to remain effective during the remaining terms.
The following table summarizes Old National’s derivatives designated as hedges:

	December 31, 2021			December 31, 2020
		Fair Value			Fair Value
(dollars in thousands)	Notional	Assets (1)	Liabilities (2)	Notional	Assets (1)	Liabilities (2)
Cash flow hedges:
Interest rate collars and floors on loan pools	$600,000	$459	$2,173	$400,000	$6,636	$—
Interest rate swaps on borrowings	150,000	4,316	—	325,000	628	1,816
Fair value hedges:
Interest rate swaps on investment securities	909,957	10,961	14,643	347,516	1,145	172
Interest rate swaps on borrowings	377,500	2,475	96	379,000	8,793	—
Total		$18,211	$16,912		$17,202	$1,988
(1)Derivative assets are included in other assets on the balance sheet.
(2)Derivative liabilities are included in other liabilities on the balance sheet.

The effect of derivative instruments in fair value hedging relationships on the consolidated statements of income were as follows:

(dollars in thousands)					Gain (Loss) Recognized in Income on Related Hedged Items
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Hedged Items in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in in Income on Related Hedged Item
Year Ended December 31, 2021
Interest rate contracts	Interest income/(expense)	$(6,413)	Fixed-rate debt	Interest income/(expense)	$6,296
Interest rate contracts	Interest income/(expense)	(4,656)	Fixed-rate investment securities	Interest income/(expense)	4,954
Total		$(11,069)			$11,250

Year Ended December 31, 2020
Interest rate contracts	Interest income/(expense)	$7,238	Fixed-rate debt	Interest income/(expense)	$(7,283)
Interest rate contracts	Interest income/(expense)	973	Fixed-rate investment securities	Interest income/(expense)	(967)
Total		$8,211			$(8,250)

Year Ended December 31, 2019
Interest rate contracts	Interest income/(expense)	$12,577	Fixed-rate debt	Interest income/(expense)	$(12,587)
The effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income were as follows:

		Years Ended December 31,			Years Ended December 31,
		2021	2020	2019	2021	2020	2019
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Other Comprehensive Income on Derivative			Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	Interest income/(expense)	$1,898	$8,261	$(543)	$4,605	$5,153	$596
Amounts reported in AOCI related to cash flow hedges will be reclassified to interest income or interest expense as interest payments are received or paid on Old National’s derivative instruments.  During the next 12 months, we estimate that $1.5 million will be reclassified to interest income and $0.1 million will be reclassified to interest expense.
Derivatives Not Designated as Hedges
Commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives.  These derivative contracts do not qualify for hedge accounting.  At December 31, 2021, the notional amounts of the interest rate lock commitments were $90.7 million and forward commitments were $126.1 million.  At December 31, 2020, the notional amounts of the interest rate lock commitments were $224.7 million and forward commitments were $261.0 million.  It is our practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans.
Old National also enters into derivative instruments for the benefit of its clients.  The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $2.433 billion at December 31, 2021.  The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $2.008 billion at December 31, 2020.  These derivative contracts do not qualify for hedge accounting.  These instruments include interest rate swaps, caps, and collars.  Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of clients by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.

Old National enters into derivative financial instruments as part of its foreign currency risk management strategies.  These derivative instruments consist of foreign currency forward contracts to accommodate the business needs of its clients.  Old National does not designate these foreign currency forward contracts for hedge accounting treatment.
The following table summarizes Old National’s derivatives not designated as hedges:

	December 31, 2021			December 31, 2020
		Fair Value			Fair Value
(dollars in thousands)	Notional	Assets (1)	Liabilities (2)	Notional	Assets (1)	Liabilities (2)
Interest rate lock commitments	$90,731	$2,352	$—	$224,719	$9,375	$—
Forward mortgage loan contracts	126,107	242	—	261,027	—	2,335
Customer interest rate swaps	2,433,177	52,439	11,658	2,008,149	113,300	133
Counterparty interest rate swaps (3)	2,433,177	583	12,956	2,008,149	—	13,543
Customer foreign currency forward contracts	10,292	399	—	9,990	324	—
Counterparty foreign currency forward contracts	10,205	—	346	9,854	—	188
Total		$56,015	$24,960		$122,999	$16,199
(1)Derivative assets are included in other assets on the balance sheet.
(2)Derivative liabilities are included in other liabilities on the balance sheet.
(3)The fair values of certain counterparty interest rate swaps are zero due to the settlement of centrally-cleared variation margin rules.  The net adjustment was $28.9 million as of December 31, 2021 and $100.4 million as of December 31, 2020.
The effect of derivatives not designated as hedging instruments on the consolidated statements of income were as follows:

		Years Ended December 31,
(dollars in thousands)		2021	2020	2019
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Other income/(expense)	$279	$(551)	$(174)
Mortgage contracts	Mortgage banking revenue	(4,446)	5,692	789
Foreign currency contracts	Other income/(expense)	(104)	13	50
Total		$(4,271)	$5,154	$665

(1)Includes the valuation differences between the customer and offsetting swaps.
NOTE 21 – COMMITMENTS AND CONTINGENCIES
COVID-19
The COVID-19 pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, the business, financial condition, and results of operations of the Company and its clients. The COVID-19 pandemic caused changes in the behavior of clients, businesses, and their employees, including illness, quarantines, social distancing practices, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment, and overall economic and financial market instability. Future effects, including additional actions taken by federal, state, and local governments to contain COVID-19 or treat its impact, are unknown. However, if these actions are sustained, it may adversely impact several industries within our geographic footprint and impair the ability of Old National’s clients to fulfill their contractual obligations to the Company. This could cause Old National to experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of valuation impairments on Old National’s intangible assets, investments, loans, loan servicing rights, deferred tax assets, or counter-party risk derivatives.
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
Credit-Related Financial Instruments
In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $4.489 billion and standby letters of credit of $75.7 million at December 31, 2021.  At December 31, 2021, approximately $4.151 billion of the loan commitments had fixed rates and $338.2 million had floating rates, with the floating interest rates ranging from 0% to 14%.  At December 31, 2020, loan commitments totaled $3.720 billion and standby letters of credit totaled $86.9 million.  These commitments are not reflected in the consolidated financial statements.  The allowance for unfunded loan commitments totaled $10.9 million at December 31, 2021 and $11.7 million at December 31, 2020.
Old National had credit extensions with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients totaling $21.8 million at December 31, 2021 and $7.9 million at December 31, 2020.  Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $6.5 million at December 31, 2021 and $7.5 million December 31, 2020.  Old National did not provide collateral for the remaining credit extensions.
Visa Class B Restricted Shares
In 2008, Old National received Visa Class B restricted shares as part of Visa’s initial public offering.  These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares.  This conversion will not occur until the final settlement of certain litigation for which Visa is indemnified by the holders of Visa’s Class B shares, including Old National.  Visa funded an escrow account from its initial public offering to settle these litigation claims.  Increases in litigation claims requiring Visa to fund the escrow account due to insufficient funds will result in a reduction of the conversion ratio of each Visa Class B share to unrestricted Class A shares.  As of December 31, 2021, the conversion ratio was 1.6181.  Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation, the 65,466 Class B shares that Old National owns at December 31, 2021 are carried at a zero cost basis and are included in other assets with our equity securities that have no readily determinable fair value.
NOTE 22 – FINANCIAL GUARANTEES
Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires Old National to record the instruments at fair value.  Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties.  Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract.  Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies.  The term of these standby letters of credit is typically one year or less.  At December 31, 2021, the notional amount of standby letters of credit was $75.7 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.5 million.  At December 31, 2020, the notional amount of standby letters of credit was $86.9 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.5 million.
Old National is a party in risk participation transactions of interest rate swaps, which had total notional amount of $97.7 million at December 31, 2021.

NOTE 23 – REVENUE FROM CONTRACTS WITH CUSTOMERS
Old National’s revenue from contracts with customers in the scope of Topic 606 is recognized within noninterest income.  The consolidated statements of income include all categories of noninterest income.  The following table reflects only the categories of noninterest income that are within the scope of Topic 606:

	Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Wealth management fees	$40,409	$36,806	$37,072
Service charges on deposit accounts	34,685	35,081	44,915
Debit card and ATM fees	20,739	20,178	21,652
Investment product fees	24,639	21,614	21,785
Other income:
Merchant processing fees	3,733	3,150	3,105
Gain (loss) on other real estate owned	298	240	254
Safe deposit box fees	999	957	1,206
Insurance premiums and commissions	114	407	815
Total	$125,616	$118,433	$130,804
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

NOTE 24 – REGULATORY RESTRICTIONS
Restrictions on Cash and Due from Banks
Prior to March of 2020, Old National’s affiliate bank was required to maintain reserve balances on hand and with the Federal Reserve Bank that are interest-bearing and unavailable for investment purposes.  The Federal Reserve Board reduced reserve requirement ratios to 0% effective March 26, 2020. This action eliminated reserve requirements for all depository institutions. Old National had cash and due from banks which was held as collateral for collateralized swap positions of $14.6 million at December 31, 2021 and $7.8 million at December 31, 2020.
Restrictions on Transfers from Affiliate Bank
Regulations limit the amount of dividends an affiliate bank can declare in any year without obtaining prior regulatory approval.  Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years. Prior regulatory approval to pay dividends was not required in 2019, 2020, or 2021 and is not currently required.
Restrictions on the Payment of Dividends
Old National has traditionally paid a quarterly dividend to common shareholders.  The payment of dividends is subject to legal and regulatory restrictions.  Any payment of dividends in the future will depend, in large part, on Old National’s earnings, capital requirements, financial condition, and other factors considered relevant by our Board of Directors.
Capital Adequacy
Old National and Old National Bank are subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can elicit certain mandatory actions by regulators that, if undertaken, could have a direct material effect on Old National’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Old National and Old National Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.  Quantitative measures established by regulation to ensure capital adequacy require Old National and Old National Bank to maintain minimum amounts and ratios as set forth in the following tables.
At December 31, 2021, Old National and Old National Bank exceeded the regulatory minimums and Old National Bank met the regulatory definition of “well-capitalized” based on the most recent regulatory notification.  There have been no conditions or events since that notification that management believes have changed Old National Bank’s category.

The following table summarizes capital ratios for Old National and Old National Bank:

	Actual		Regulatory Guidelines Minimum (1)		Prompt Corrective Action “Well Capitalized” Guidelines
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total capital to risk-weighted assets
Old National Bancorp	$2,119,176	12.77%	$1,741,789	10.50%	N/A	N/A %
Old National Bank	2,119,405	12.82	1,735,385	10.50	1,652,748	10.00
Common equity Tier 1 capital to risk-weighted assets
Old National Bancorp	1,998,056	12.04	1,161,193	7.00	N/A	N/A
Old National Bank	2,040,285	12.34	1,156,923	7.00	1,074,286	6.50
Tier 1 capital to risk-weighted assets
Old National Bancorp	1,998,056	12.04	1,410,020	8.50	N/A	N/A
Old National Bank	2,040,285	12.34	1,404,835	8.50	1,322,198	8.00
Tier 1 capital to average assets
Old National Bancorp	1,998,056	8.59	930,318	4.00	N/A	N/A
Old National Bank	2,040,285	8.81	926,821	4.00	1,158,526	5.00
December 31, 2020
Total capital to risk-weighted assets
Old National Bancorp	$1,949,757	12.69%	$1,613,753	10.50%	N/A	N/A %
Old National Bank	1,973,180	12.90	1,606,657	10.50	1,530,149	10.00
Common equity Tier 1 capital to risk-weighted assets
Old National Bancorp	1,805,194	11.75	1,075,835	7.00	N/A	N/A
Old National Bank	1,870,617	12.23	1,071,104	7.00	994,597	6.50
Tier 1 capital to risk-weighted assets
Old National Bancorp	1,805,194	11.75	1,306,371	8.50	N/A	N/A
Old National Bank	1,870,617	12.23	1,300,627	8.50	1,224,119	8.00
Tier 1 capital to average assets
Old National Bancorp	1,805,194	8.20	880,845	4.00	N/A	N/A
Old National Bank	1,870,617	8.67	863,087	4.00	1,078,859	5.00
(1)Basel III Capital Rules require banking organizations to maintain: a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer”; a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer; a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer; and a minimum ratio of Tier 1 capital to adjusted average consolidated assets of at least 4.0%.

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

NOTE 25 – PARENT COMPANY FINANCIAL STATEMENTS
The following are the condensed parent company only financial statements of Old National:

OLD NATIONAL BANCORP (PARENT COMPANY ONLY) CONDENSED BALANCE SHEETS
	December 31,
(dollars in thousands)	2021	2020
Assets
Deposits in affiliate bank	$102,953	$73,340
Equity securities	3,257	2,435
Investment securities - available-for-sale	13,888	14,198
Investment in affiliates:
Banking subsidiaries	3,053,575	3,037,930
Non-banks	4,949	4,969
Other assets	83,531	89,776
Total assets	$3,262,153	$3,222,648
Liabilities and Shareholders' Equity
Other liabilities	$36,582	$36,746
Other borrowings	213,553	213,246
Shareholders' equity	3,012,018	2,972,656
Total liabilities and shareholders' equity	$3,262,153	$3,222,648

OLD NATIONAL BANCORP (PARENT COMPANY ONLY) CONDENSED STATEMENTS OF INCOME
	Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Income
Dividends from affiliates	$125,000	$230,000	$165,000
Debt securities gains (losses), net	334	574	631
Other income	3,030	3,622	2,209
Other income from affiliates	5	5	5
Total income	128,369	234,201	167,845
Expense
Interest on borrowings	8,285	8,649	10,203
Other expenses	13,951	16,351	15,505
Total expense	22,236	25,000	25,708
Income before income taxes and equity in undistributed earnings of affiliates	106,133	209,201	142,137
Income tax expense (benefit)	(5,113)	(5,317)	(6,165)
Income before equity in undistributed earnings of affiliates	111,246	214,518	148,302
Equity in undistributed earnings of affiliates	166,292	11,891	89,904
Net income	$277,538	$226,409	$238,206

OLD NATIONAL BANCORP (PARENT COMPANY ONLY) CONDENSED STATEMENT OF CASH FLOWS
	Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Cash Flows From Operating Activities
Net income	$277,538	$226,409	$238,206
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	30	46	52
Debt securities (gains) losses, net	(334)	(574)	(631)
Share-based compensation expense	7,497	7,707	7,993
(Increase) decrease in other assets	10,547	(51)	(3,685)
Increase (decrease) in other liabilities	(4,918)	1,084	1,046
Equity in undistributed earnings of affiliates	(166,292)	(11,891)	(89,904)
Net cash flows provided by (used in) operating activities	124,068	222,730	153,077
Cash Flows From Investing Activities
Proceeds from dissolution of subsidiary	—	—	224
Proceeds from sales of investment securities	1,000	—	—
Proceeds from sales of equity securities	540	4,431	130
Purchases of investment securities	(15)	(10,073)	(3,085)
Proceeds from sales of premises and equipment	—	354	847
Purchases of premises and equipment	(3)	(354)	(869)
Net cash flows provided by (used in) investing activities	1,522	(5,642)	(2,753)
Cash Flows From Financing Activities
Payments for maturities/redemptions of other borrowings	—	(10,310)	(8,000)
Cash dividends paid on common stock	(92,829)	(92,946)	(89,474)
Common stock repurchased	(3,731)	(82,358)	(102,413)
Proceeds from exercise of stock options	—	—	280
Common stock issued	583	577	567
Net cash flows provided by (used in) financing activities	(95,977)	(185,037)	(199,040)
Net increase (decrease) in cash and cash equivalents	29,613	32,051	(48,716)
Cash and cash equivalents at beginning of period	73,340	41,289	90,005
Cash and cash equivalents at end of period	$102,953	$73,340	$41,289

NOTE 26 – SEGMENT INFORMATION
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
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
This information is omitted from this report pursuant to General Instruction G(3) of Form 10-K as Old National will file with the SEC its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2021.  The applicable information appearing in the Proxy Statement for the 2022 annual meeting is incorporated by reference.
Old National has adopted a code of ethics that applies to directors, officers, and all other employees including Old National’s principal executive officer, principal financial officer, and principal accounting officer.  The text of the code of ethics is available on Old National’s Internet website at www.oldnational.com or in print to any shareholder who requests it.  Old National intends to post information regarding any amendments to, or waivers from, its code of ethics on its Internet website.
ITEM 11.    EXECUTIVE COMPENSATION
This information is omitted from this report pursuant to General Instruction G(3) of Form 10-K as Old National will file with the SEC its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2021.  The applicable information appearing in our Proxy Statement for the 2022 annual meeting is incorporated by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
This information is omitted from this report (with the exception of the “Equity Compensation Plan Information”) pursuant to General Instruction G(3) of Form 10-K as Old National will file with the SEC its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2021.  The applicable information appearing in the Proxy Statement for the 2022 annual meeting is incorporated by reference.
EQUITY COMPENSATION PLAN INFORMATION
The following table contains information concerning the Amended and Restated 2008 Incentive Compensation Plan approved by the Company’s shareholders, as of December 31, 2021.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,468,181	$15.11	2,271,477

Equity compensation plans not approved by security holders	—	—	—
Total	1,468,181	$15.11	2,271,477
At December 31, 2021, 2.3 million shares remain available for issuance under the Amended and Restated 2008 Incentive Compensation Plan.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
This information is omitted from this report pursuant to General Instruction G(3) of Form 10-K as Old National will file with the SEC its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2021.  The applicable information appearing in the Proxy Statement for the 2022 annual meeting is incorporated by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
This information is omitted from this report pursuant to General Instruction G(3) of Form 10-K as Old National will file with the SEC its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2021.  The applicable information appearing in the Proxy Statement for the 2022 annual meeting is incorporated by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.Financial Statements:
The following consolidated financial statements of the registrant and its subsidiaries are filed as part of this report under “Item 8.  Financial Statements and Supplementary Data.”
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – December 31, 2021 and 2020
Consolidated Statements of Income – Years Ended December 31, 2021, 2020, and 2019
Consolidated Statements of Comprehensive Income – Years Ended December 31, 2021, 2020, and 2019
Consolidated Statements of Changes in Shareholders’ Equity – Years Ended December 31, 2021, 2020, and
2019
Consolidated Statements of Cash Flows – Years Ended December 31, 2021, 2020, and 2019
Notes to Consolidated Financial Statements
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

10.1
Form of 2018 Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(s) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2017).*

10.2
Form of 2018 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(t) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2017).*

10.3
Form of 2019 Internal Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(r) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2018).*

10.4
Form of 2019 Relative Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(s) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2018).*

10.5
Form of 2019 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(t) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2018).*

10.6
Form of 2020 Internal Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10.20 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2019).*

10.7
Form of 2020 Relative Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10.21 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2019).*

10.8
Form of 2020 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10.22 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2019).*

10.9
Old National Bancorp Amended and Restated 2020 Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.23 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2019).*

10.10
Old National Bancorp Amended and Restated 2020 Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.24 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2019).*

10.11
Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Appendix II of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 8, 2021).*

10.12
Amendment of the Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Appendix I of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 8, 2021).*

10.13
Form of Employment Agreement dated as of March 10, 2021 between Old National and each of its named executive officers, James C. Ryan III; James A. Sandgren; Brendon B. Falconer; Jeffrey L. Knight; and Kendra L. Vanzo (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2021).*

10.14
Form of 2021 Internal Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10.1 of Old National’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 28, 2021).*

10.15
Form of 2021 Relative Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10.2 of Old National’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 28, 2021).*

10.16
Form of 2021 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10.3 of Old National’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 28, 2021).*

10.17
Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-258774 filed with the Securities and Exchange Commission on August 13, 2021).

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

101
The following materials from Old National Bancorp’s Annual Report on Form 10-K Report for the year ended December 31, 2021, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from Old National’s Annual Report on Form 10-K Report for the year ended December 31, 2021, formatted in inline XBRL and contained in Exhibit 101.

* Management contract or compensatory plan or arrangement
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Old National has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
OLD NATIONAL BANCORP

By:	/s/ James C. Ryan, III	Date:	February 10, 2022
James C. Ryan, III,
Chairman and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 10, 2022, by the following persons on behalf of Old National and in the capacities indicated.

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