Form 10-Q
period 2022-03-31
OLD NATIONAL BANCORP /IN/
filed 2022-05-04
CIK 707179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number 001-15817

Old National Bancorp
(Exact name of registrant as specified in its charter)

Indiana		35-1539838
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

One Main Street		47708
Evansville,	Indiana	(Zip Code)
(Address of principal executive offices)
(800) 731-2265
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	ONB	The	NASDAQ	Stock Market LLC
Depositary Shares, each representing a 1/40th interest in a share of Non-Cumulative Perpetual Preferred Stock, Series A	ONBPP	The	NASDAQ	Stock Market LLC
Depositary Shares, each representing a 1/40th interest in a share of Non-Cumulative Perpetual Preferred Stock, Series C	ONBPO	The	NASDAQ	Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The registrant has one class of common stock (no par value) with 292,959,000 shares outstanding at March 31, 2022.

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
Common Stock:  Old National Bancorp common stock, no par value
COVID-19: coronavirus disease 2019
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
SEC:  Securities and Exchange Commission
TBA:  to be announced
TDR:  troubled debt restructuring

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS

(dollars and shares in thousands, except per share data)	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Cash and due from banks	$418,744	$172,663
Money market and other interest-earning investments	1,557,808	649,356
Total cash and cash equivalents	1,976,552	822,019
Equity securities, at fair value	67,555	13,211
Investment securities - available-for-sale, at fair value:
U.S. Treasury	419,024	235,584
U.S. government-sponsored entities and agencies	1,580,020	1,542,773
Mortgage-backed securities	5,623,742	3,698,831
States and political subdivisions	750,056	1,654,986
Other securities	377,762	249,892
Total investment securities - available-for-sale	8,750,604	7,382,066
Investment securities - held-to-maturity, at amortized cost (fair value $1,955,596 and $0, respectively)	2,082,242	—
Federal Home Loan Bank/Federal Reserve Bank stock, at cost	290,393	169,375
Loans held for sale, at fair value	39,376	35,458
Loans:
Commercial	8,624,253	3,391,769
Commercial real estate	11,337,735	6,380,674
Residential real estate	5,706,155	2,255,289
Consumer credit, net of unearned income	2,668,101	1,574,114
Total loans	28,336,244	13,601,846
Allowance for credit losses	(280,507)	(107,341)
Net loans	28,055,737	13,494,505
Premises and equipment, net	584,113	476,186
Operating lease right-of-use assets	201,802	69,560
Accrued interest receivable	136,975	84,109
Goodwill	1,997,157	1,036,994
Other intangible assets	147,452	34,678
Company-owned life insurance	766,291	463,324
Other assets	738,399	372,079
Total assets	$45,834,648	$24,453,564
Liabilities
Deposits:
Noninterest-bearing demand	$12,463,136	$6,303,106
Interest-bearing:
Checking and NOW	8,296,337	5,338,022
Savings	6,871,767	3,798,494
Money market	5,432,139	2,169,160
Time deposits	2,544,011	960,413
Total deposits	35,607,390	18,569,195
Federal funds purchased and interbank borrowings	1,721	276
Securities sold under agreements to repurchase	509,275	392,275
Federal Home Loan Bank advances	3,239,357	1,886,019
Other borrowings	597,207	296,670
Operating lease liabilities	234,049	76,236
Accrued expenses and other liabilities	413,535	220,875
Total liabilities	40,602,534	21,441,546
Shareholders' Equity
Preferred stock, 2,000 shares authorized, 231 and 0 shares issued and outstanding, respectively	230,500	—
Common stock, $1.00 per share stated value, 600,000 shares authorized, 292,959 and 165,838 shares issued and outstanding, respectively	292,959	165,838
Capital surplus	4,149,594	1,880,545
Retained earnings	897,260	968,010
Accumulated other comprehensive income (loss), net of tax	(338,199)	(2,375)
Total shareholders' equity	5,232,114	3,012,018
Total liabilities and shareholders' equity	$45,834,648	$24,453,564
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (unaudited)

	Three Months Ended March 31,
(dollars and shares in thousands, except per share data)	2022	2021
Interest Income
Loans including fees:
Taxable	$184,015	$122,529
Nontaxable	3,507	3,357
Investment securities:
Taxable	37,409	24,131
Nontaxable	10,266	9,132
Money market and other interest-earning investments	308	88
Total interest income	235,505	159,237
Interest Expense
Deposits	3,194	3,159
Securities sold under agreements to repurchase	96	120
Federal Home Loan Bank advances	5,963	5,409
Other borrowings	3,467	2,429
Total interest expense	12,720	11,117
Net interest income	222,785	148,120
Provision for credit losses	97,569	(17,356)
Net interest income after provision for credit losses	125,216	165,476
Noninterest Income
Wealth management fees	14,630	9,708
Service charges on deposit accounts	14,726	8,124
Debit card and ATM fees	6,899	5,143
Mortgage banking revenue	7,245	16,525
Investment product fees	7,322	5,864
Capital markets income	4,442	3,715
Company-owned life insurance	3,524	2,714
Debt securities gains (losses), net	342	1,993
Other income	6,110	2,926
Total noninterest income	65,240	56,712
Noninterest Expense
Salaries and employee benefits	124,147	68,117
Occupancy	21,019	14,872
Equipment	5,168	3,969
Marketing	4,276	2,062
Data processing	18,762	12,353
Communication	3,417	2,878
Professional fees	19,791	2,724
FDIC assessment	2,575	1,607
Amortization of intangibles	4,811	3,075
Amortization of tax credit investments	1,516	1,202
Other expense	21,274	4,881
Total noninterest expense	226,756	117,740
Income (loss) before income taxes	(36,300)	104,448
Income tax expense (benefit)	(8,714)	17,630
Net income (loss)	(27,586)	86,818
Preferred dividends	(2,017)	—
Net income (loss) applicable to common shareholders	$(29,603)	$86,818
Net income (loss) per common share - basic	$(0.13)	$0.53
Net income (loss) per common share - diluted	(0.13)	0.52
Weighted average number of common shares outstanding - basic	227,002	164,997
Weighted average number of common shares outstanding - diluted	227,002	165,707
Dividends per common share	$0.14	$0.14
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Net income (loss)	$(27,586)	$86,818

Other comprehensive income (loss):

Change in debt securities available-for-sale:
Unrealized holding gains (losses) for the period	(429,470)	(73,514)
Reclassification for securities transferred to held-to-maturity	22,163	—
Reclassification adjustment for securities (gains) losses realized in income	(342)	(1,993)
Income tax effect	96,235	16,667
Unrealized gains (losses) on available-for-sale securities	(311,414)	(58,840)

Change in securities held-to-maturity:
Adjustment for securities transferred from available-for-sale	(22,163)	—
Amortization of unrealized losses on securities transferred from available-for-sale	310	—
Income tax effect	5,126	—
Changes from securities held-to-maturity	(16,727)	—

Change in cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	(9,506)	4,048
Reclassification adjustment for (gains) losses realized in net income	(669)	(149)
Income tax effect	2,500	(958)
Changes from cash flow hedges	(7,675)	2,941

Change in defined benefit pension plans:
Amortization of net (gains) losses recognized in income	(11)	49
Income tax effect	3	(12)
Changes from defined benefit pension plans	(8)	37
Other comprehensive income (loss), net of tax	(335,824)	(55,862)
Comprehensive income (loss)	$(363,410)	$30,956
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

(dollars in thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2020	$—	$165,367	$1,875,626	$783,892	$147,771	$2,972,656
Net income	—	—	—	86,818	—	86,818
Other comprehensive income (loss)	—	—	—	—	(55,862)	(55,862)
Dividends - common stock ($0.14 per share)	—	—	—	(23,195)	—	(23,195)
Common stock issued	—	9	130	—	—	139
Common stock repurchased	—	(160)	(2,696)	—	—	(2,856)
Share-based compensation expense	—	—	1,747	—	—	1,747
Stock activity under incentive compensation plans	—	460	(235)	(225)	—	—
Balance, March 31, 2021	$—	$165,676	$1,874,572	$847,290	$91,909	$2,979,447

Balance, December 31, 2021	$—	$165,838	$1,880,545	$968,010	$(2,375)	$3,012,018
Net income (loss)	—	—	—	(27,586)	—	(27,586)
Other comprehensive income (loss)	—	—	—	—	(335,824)	(335,824)
First Midwest Bancorp, Inc. merger:
Issuance of common stock	—	129,365	2,316,947	—	—	2,446,312
Issuance of preferred stock, net of issuance costs	230,500	—	13,219	—	—	243,719
Cash dividends:
Common ($0.14 per share)	—	—	—	(40,782)	—	(40,782)
Preferred dividends	—	—	—	(2,017)	—	(2,017)
Common stock issued	—	10	155	—	—	165
Common stock repurchased	—	(3,890)	(66,188)	—	—	(70,078)
Share-based compensation expense	—	—	6,284	—	—	6,284
Stock activity under incentive compensation plans	—	1,636	(1,368)	(365)	—	(97)
Balance, March 31, 2022	$230,500	$292,959	$4,149,594	$897,260	$(338,199)	$5,232,114
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Cash Flows From Operating Activities
Net income (loss)	$(27,586)	$86,818
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	7,790	7,079
Amortization of other intangible assets	4,811	3,075
Amortization of tax credit investments	1,516	1,202
Net premium amortization on investment securities	4,462	3,606
Accretion income related to acquired loans	(14,241)	(4,695)
Share-based compensation expense	6,284	1,747
Provision for credit losses	97,569	(17,356)
Debt securities (gains) losses, net	(342)	(1,993)
Net (gains) losses on sales of loans and other assets	(2,381)	(10,330)
Increase in cash surrender value of company-owned life insurance	(3,524)	(2,714)
Residential real estate loans originated for sale	(205,945)	(326,118)
Proceeds from sales of residential real estate loans	220,534	349,730
(Increase) decrease in interest receivable	635	4,465
(Increase) decrease in other assets	98,413	32,647
Increase (decrease) in accrued expenses and other liabilities	(26,935)	(43,966)
Net cash flows provided by (used in) operating activities	161,060	83,197
Cash Flows From Investing Activities
Cash received (paid) from merger, net	1,912,629	—
Purchases of investment securities available-for-sale	(814,796)	(1,245,673)
Purchases of investment securities held-to-maturity	(30,418)	—
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	(69,818)	—
Purchases of equity securities	(904)	—
Proceeds from maturities, prepayments, and calls of investment securities available-for-sale	342,435	428,614
Proceeds from sales of investment securities available-for-sale	10,839	52,468
Proceeds from maturities, prepayments, and calls of investment securities held-to-maturity	2,752	—
Proceeds from sales of Federal Home Loan Bank/Federal Reserve Bank stock	54,897	16
Proceeds from sales of equity securities	41,313	227
Loan originations and payments, net	(336,091)	(134,082)
Proceeds from company-owned life insurance death benefits	1,582	2,042
Proceeds from sales of premises and equipment and other assets	2,751	7,632
Purchases of premises and equipment and other assets	(9,588)	(12,879)
Net cash flows provided by (used in) investing activities	1,107,583	(901,635)
Cash Flows From Financing Activities
Net increase (decrease) in:
Deposits	(211,209)	812,302
Federal funds purchased and interbank borrowings	1,445	(244)
Securities sold under agreements to repurchase	(18,194)	(35,924)
Other borrowings	26,566	13,441
Payments for maturities of Federal Home Loan Bank advances	(6)	(125,004)
Payments for modification of Federal Home Loan Bank advances	—	(2,156)
Proceeds from Federal Home Loan Bank advances	200,000	50,000
Cash dividends paid	(42,799)	(23,195)
Common stock repurchased	(70,078)	(2,856)
Common stock issued	165	139
Net cash flows provided by (used in) financing activities	(114,110)	686,503
Net increase (decrease) in cash and cash equivalents	1,154,533	(131,935)
Cash and cash equivalents at beginning of period	822,019	589,712
Cash and cash equivalents at end of period	$1,976,552	$457,777

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) – (Continued)

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Supplemental cash flow information:
Total interest paid	$17,854	$13,302
Total income taxes paid (net of refunds)	1,471	1,400
Common stock issued for merger, net	2,446,312	—
Preferred stock issued for merger, net	243,870	—
Investment securities purchased but not settled	22,183	112,489
Securities transferred from available-for-sale to held-to-maturity	2,038,900	—
Operating lease right-of-use assets obtained in exchange for lease obligations	2,249	988
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned subsidiaries (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.  Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of March 31, 2022 and December 31, 2021, and the results of its operations for the three months ended March 31, 2022 and 2021.  Interim results do not necessarily represent annual results.  These financial statements should be read in conjunction with Old National’s Annual Report on Form 10-K for the year ended December 31, 2021.
All significant intercompany transactions and balances have been eliminated.  Certain prior year amounts have been reclassified to conform to the current presentation.  Such reclassifications had no effect on prior period net income or shareholders’ equity and were insignificant amounts.
There have been no material changes from the significant accounting policies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Guidance Adopted in 2022
FASB ASC 470 and 815 – In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to clarify the accounting for certain financial instruments with characteristics of liabilities and equity. The amendments in this update reduce the number of accounting models for convertible debt instruments and convertible preferred stock by removing the cash conversion model and the beneficial conversion feature model. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in-capital. In addition, this ASU improves disclosure requirements for convertible instruments and earnings-per-share guidance. The ASU also revises the derivative scope exception guidance to reduce form-over-substance-based accounting conclusions driven by remote contingent events. The amendments in this update are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption will be permitted, but no earlier than for fiscal years beginning after December 15, 2020. The adoption of this guidance on January 1, 2022 did not have a material impact on the consolidated financial statements.
FASB ASC 842 – In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments, to amend the lease classification requirements for lessors to align them with practice under ASC Topic 840. Lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if both of the following criteria are met: (1) The lease would have been classified as a sales-type lease or a direct financing lease in accordance with the classification criteria in ASC paragraphs 842-10-25-2 through 25-3; and (2) The lessor would have otherwise recognized a day-one loss. When a lease is classified as operating, the lessor does not recognize a net investment in the lease, does not derecognize the underlying asset, and, therefore, does not recognize a selling profit or loss. The amendments in this update are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The adoption of this guidance on January 1, 2022 did not have a material impact on the consolidated financial statements.

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
Old National believes the adoption of this guidance on activities subsequent to March 31, 2022 through December 31, 2022 will not have a material impact on the consolidated financial statements.
Accounting Guidance Pending Adoption
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
FASB ASC 815 – In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method, to expand the current single-layer method of electing hedge accounting to allow multiple hedged layers of a single closed portfolio under the method. To reflect that expansion, the last-of-layer method is renamed the portfolio layer method. The amendments in this update are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted on any date on or after the issuance of ASU No. 2022-01 for any entity that has adopted the amendments in ASU No.

2017-12 for the corresponding period. If an entity adopts the amendments in an interim period, the effect of adopting the amendments related to basis adjustments should be reflected as of the beginning of the fiscal year of adoption (i.e., the initial application date). Old National is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.
FASB ASC 326 – In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, to eliminate the TDR recognition and measurement guidance and, instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. For public business entities, these amendments require that an entity disclose current-period gross charge-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. Gross charge-off information must be included in the vintage disclosures required for public business entities in accordance with paragraph 326-20-50-6, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. These amendments should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, which an entity has the option to apply a modified retrospective transition method resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. Early adoption is permitted if an entity has adopted ASU No. 2016-13, including adoption in an interim period. If an entity elects to early adopt ASU No. 2022-02 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. Old National is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.
NOTE 3 – ACQUISITION ACTIVITY
Merger
First Midwest Bancorp, Inc.
On February 15, 2022, Old National completed its previously announced merger of equals transaction with First Midwest pursuant to the agreement and plan of merger, dated as of May 30, 2021, to combine in an all-stock transaction. Following the merger, the new organization is operating under the Old National Bancorp and Old National Bank names, with headquarters and the principal office located in Evansville, Indiana and commercial and consumer banking operations headquartered in Chicago, Illinois. Old National believes that it will be able to achieve synergies and cost savings by integrating the operations of the companies. The combined organization has a presence in additional Midwestern markets, strong commercial banking capabilities, a robust retail footprint, and a significant wealth platform. The combined organization also creates the scale and profitability to accelerate digital and technology capabilities to drive future investments in consumer and commercial banking, as well as wealth management, services.
Pursuant to the terms of the merger agreement, each First Midwest common stockholder received 1.1336 shares of Old National common stock for each share of First Midwest common stock such stockholder owned, plus, if applicable, cash in lieu of fractional shares of Old National common stock. Each outstanding share of 7.000% fixed-rate non-cumulative perpetual preferred stock, Series A, no par value, and each outstanding share of 7.000% fixed-rate non-cumulative perpetual preferred stock, Series C, no par value, of First Midwest was converted into the right to receive one share of an applicable newly created series of Old National preferred stock, no par value, having terms that are not materially less favorable than the applicable series of outstanding First Midwest preferred stock (respectively, “Old National Series A Preferred Stock” and “Old National Series C Preferred Stock,” and collectively, the “Old National Preferred Stock”). In this regard, Old National issued 108,000 shares of Old National Series A Preferred Stock and 122,500 shares of Old National Series C Preferred Stock. Old National entered into two deposit agreements, each dated as of February 15, 2022, by and among Old National, Continental Stock Transfer & Trust Company, as depository, and the holders from time to time of the depositary receipts in connection with the issuance of the Old National Preferred Stock. Pursuant to the deposit agreements, Old National issued 4,320,000 depositary shares, each representing a 1/40th interest in a share of Old National Series A Preferred Stock, and 4,900,000 depositary shares, each representing a 1/40th interest in a share of Old National Series C Preferred Stock.

The assets acquired and liabilities assumed, both intangible and tangible, were recorded at their estimated fair values as of the merger date and have been accounted for under the acquisition method of accounting. The following table presents the preliminary valuation of the assets acquired and liabilities assumed, net of the fair value adjustments and the fair value of consideration as of the merger date:

(dollars and shares in thousands)	February 15, 2022
Assets
Cash and cash equivalents	$1,912,629
Investment securities	3,526,278
FHLB/Federal Reserve Bank stock	106,097
Loans held for sale	13,809
Loans, net of allowance for credit losses	14,308,309
Premises and equipment	108,306
Operating lease right-of-use assets	134,388
Accrued interest receivable	53,502
Goodwill	960,163
Other intangible assets	117,584
Company-owned life insurance	301,025
Other assets	322,267
Total assets	$21,864,357
Liabilities
Deposits	$17,249,404
Securities sold under agreements to repurchase	135,194
Federal Home Loan Bank advances	1,158,623
Other borrowings	274,569
Accrued expenses and other liabilities	356,385
Total liabilities	$19,174,175
Fair value of consideration
Preferred stock	$243,870
Common stock (129,365 shares issued at $18.92 per share)	2,446,312
Total consideration	$2,690,182
Goodwill related to this merger will not be deductible for tax purposes.
Other intangible assets acquired included core deposit intangibles and customer trust relationships. The estimated fair value of the core deposit intangible was $77.9 million and is being amortized over an estimated useful life of 10 years. The estimated fair value of customer trust relationships was $39.7 million and is being amortized over an estimated useful life of 13 years.
The fair value of purchased financial assets with credit deterioration was $1,401 billion on the date of merger. The gross contractual amounts receivable relating to the purchased financial assets with credit deterioration was $1,488 billion. Old National estimates, on the date of the merger, that $78.5 million of the contractual cash flows specific to the purchased financial assets with credit deterioration will not be collected.
Transaction costs totaling $41.3 million associated with the merger have been expensed for the three months ended March 31, 2022 and additional transaction and integration costs will be expensed in future periods as incurred.
As a result of the merger, Old National assumed sponsorship of First Midwest’s defined benefit pension plan (the “Pension Plan”) under which benefit accruals had been previously frozen. Subsequent to the close of the merger, Old National began taking the steps required to terminate the Pension Plan. At March 31, 2022, the accumulated benefit obligation was $60.2 million and the fair value of Pension Plan assets was $77.2 million. Pension costs were not material for the three months ended March 31, 2022.

Summary of Unaudited Pro-Forma Financial Information
The following table presents supplemental unaudited pro-forma financial information as if the First Midwest merger had occurred on January 1, 2021. The pro-forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effective as of this assumed date.

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Total revenues (1)	$372,346	$394,311
Income before income taxes	88,319	18,594
(1)    Includes net interest income and total noninterest income.
Supplemental pro-forma earnings for the three months ended March 31, 2022 were adjusted to exclude $41.3 million of merger-related costs, $11.0 million of provision for credit losses on unfunded loan commitments, and $96.3 million of provision for credit losses to establish an allowance for credit losses on non-PCD loans acquired in the transaction. Supplemental pro-forma earnings for the three months ended March 31, 2021 were adjusted to include these costs.
NOTE 4 – NET INCOME (LOSS) PER COMMON SHARE
Basic and diluted net income (loss) per common share are calculated using the two-class method.  Net income (loss) applicable to common shares is divided by the weighted-average number of common shares outstanding during the period.  Adjustments to the weighted average number of common shares outstanding are made only when such adjustments will dilute net income per common share.  Net income (loss) applicable to common shares is then divided by the weighted-average number of common shares and common share equivalents during the period.
The following table presents the calculation of basic and diluted net income (loss) per common share:

	Three Months Ended March 31,
(dollars and shares in thousands, except per share data)	2022	2021
Net income (loss)	$(27,586)	$86,818
Preferred dividends	(2,017)	—
Net income (loss) applicable to common shares	$(29,603)	$86,818

Weighted average common shares outstanding:
Weighted average common shares outstanding (basic)	227,002	164,997
Effect of dilutive securities:
Restricted stock	—	687
Stock appreciation rights	—	23
Weighted average diluted shares outstanding	227,002	165,707
Basic Net Income (Loss) Per Common Share	$(0.13)	$0.53
Diluted Net Income (Loss) Per Common Share	$(0.13)	$0.52

NOTE 5 – INVESTMENT SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolios and the corresponding amounts of gross unrealized gains, unrealized losses, and basis adjustments in accumulated other comprehensive income (loss) and gross unrecognized gains and losses. The Company held no securities classified as held-to-maturity as of December 31, 2021.

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Basis Adjustments (1)	Fair Value
March 31, 2022
Available-for-Sale
U.S. Treasury	$440,461	$—	$(8,887)	$(12,550)	$419,024
U.S. government-sponsored entities and agencies	1,730,259	41,507	(150,253)	(41,493)	1,580,020
Mortgage-backed securities - Agency	5,904,666	2,535	(283,459)	—	5,623,742
States and political subdivisions	750,442	9,499	(9,885)	—	750,056
Pooled trust preferred securities	13,762	—	(4,097)	—	9,665
Other securities	378,659	774	(11,336)	—	368,097
Total available-for-sale securities	$9,218,249	$54,315	$(467,917)	$(54,043)	$8,750,604

Held-to-Maturity
U.S. government-sponsored entities and agencies	$528,524	$—	$(48,115)	$—	$480,409
Mortgage-backed securities - Agency	463,111	—	(22,057)	—	441,054
States and political subdivisions	1,090,667	42	(56,516)	—	1,034,193
Other securities	100	—	—	—	100
Allowance for securities held-to-maturity	(160)	—	—	—	(160)
Total held-to-maturity securities	$2,082,242	$42	$(126,688)	$—	$1,955,596

December 31, 2021
Available-for-Sale
U.S. Treasury	$234,555	$1,233	$(7,751)	$7,547	$235,584
U.S. government-sponsored entities and agencies	1,575,994	7,354	(37,014)	(3,561)	1,542,773
Mortgage-backed securities - Agency	3,737,484	27,421	(66,074)	—	3,698,831
States and political subdivisions	1,587,172	69,696	(1,882)	—	1,654,986
Pooled trust preferred securities	13,756	—	(4,260)	—	9,496
Other securities	235,072	6,578	(1,254)	—	240,396
Total available-for-sale securities	$7,384,033	$112,282	$(118,235)	$3,986	$7,382,066
(1)    Basis adjustments represent the cumulative fair value adjustments included in the carrying amounts of fixed-rate investment securities assets in fair value hedging arrangements.
On March 1, 2022, U.S government-sponsored entities and agencies, agency mortgage-backed securities, and state and political subdivision securities with a fair value of $2.039 billion were transferred from the available-for-sale portfolio to the held-to-maturity portfolio. The $17.0 million unrealized holding loss, net of tax, at the date of transfer will continue to be reported as a separate component of shareholders’ equity and is being amortized over the remaining term of the securities as an adjustment to yield. The corresponding discount on these securities will offset this adjustment to yield as it is amortized.

Proceeds from sales or calls of available-for-sale investment securities and the resulting realized gains and realized losses were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Proceeds from sales of available-for-sale securities	$10,839	$52,468
Proceeds from calls of available-for-sale securities	39,274	10,245
Total	$50,113	$62,713

Realized gains on sales of available-for-sale securities	$339	$2,000
Realized gains on calls of available-for-sale securities	124	13
Realized losses on sales of available-for-sale securities	(95)	—
Realized losses on calls of available-for-sale securities	(26)	(20)
Debt securities gains (losses), net	$342	$1,993
Substantially all of the mortgage-backed securities in the investment portfolio are residential mortgage-backed securities.  The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Weighted average yield is based on amortized cost.

	March 31, 2022
(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Maturity
Available-for-Sale
Within one year	$360,037	$359,809	1.13%
One to five years	2,113,684	2,063,545	2.37
Five to ten years	4,728,394	4,461,469	2.07
Beyond ten years	2,016,134	1,865,781	2.29
Total	$9,218,249	$8,750,604	2.15%
Held-to-Maturity
Within one year	$253	$254	3.85%
One to five years	4,028	3,965	3.63
Five to ten years	524,913	499,835	2.26
Beyond ten years	1,553,048	1,451,542	2.65
Total	$2,082,242	$1,955,596	2.56%

The following table summarizes the available-for-sale investment securities with unrealized losses for which an allowance for credit losses has not been recorded by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2022
Available-for-Sale
U.S. Treasury	$419,024	$(8,887)	$—	$—	$419,024	$(8,887)
U.S. government-sponsored entities and agencies	987,337	(73,226)	531,640	(77,027)	1,518,977	(150,253)
Mortgage-backed securities - Agency	4,355,133	(184,282)	823,217	(99,177)	5,178,350	(283,459)
States and political subdivisions	276,808	(9,885)	—	—	276,808	(9,885)
Pooled trust preferred securities	—	—	9,664	(4,097)	9,664	(4,097)
Other securities	277,308	(10,008)	24,321	(1,328)	301,629	(11,336)
Total available-for-sale	$6,315,610	$(286,288)	$1,388,842	$(181,629)	$7,704,452	$(467,917)

December 31, 2021
Available-for-Sale
U.S. Treasury	$91,063	$(7,751)	$—	$—	$91,063	$(7,751)
U.S. government-sponsored entities and agencies	1,032,566	(21,167)	312,949	(15,847)	1,345,515	(37,014)
Mortgage-backed securities - Agency	2,415,923	(59,277)	163,685	(6,797)	2,579,608	(66,074)
States and political subdivisions	178,570	(1,849)	2,729	(33)	181,299	(1,882)
Pooled trust preferred securities	—	—	9,496	(4,260)	9,496	(4,260)
Other securities	56,976	(943)	21,133	(311)	78,109	(1,254)
Total available-for-sale	$3,775,098	$(90,987)	$509,992	$(27,248)	$4,285,090	$(118,235)
The following table summarizes the held-to-maturity investment securities with unrecognized losses aggregated by major security type and length of time in a continuous loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
March 31, 2022
Held-to-Maturity
U.S. government-sponsored entities and agencies	$339,590	$(35,610)	$140,819	$(12,506)	$480,409	$(48,116)
Mortgage-backed securities - Agency	394,393	(19,522)	46,660	(2,535)	441,053	(22,057)
States and political subdivisions	988,881	(52,702)	34,095	(3,813)	1,022,976	(56,515)
Total held-to-maturity	$1,722,864	$(107,834)	$221,574	$(18,854)	$1,944,438	$(126,688)
The unrecognized losses on held-to-maturity investment securities presented in the table above include unrecognized losses on securities that were transferred from available-for-sale to held-for-maturity totaling $22.2 million at March 31, 2022.
Available-for-sale securities in unrealized loss positions are evaluated at least quarterly to determine if a decline in fair value should be recorded through income or other comprehensive income. For available-for sale securities in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security, before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for sale securities that do not meet the criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any decline in fair value that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale securities was needed at March 31, 2022 or December 31, 2021. Accrued interest receivable on available-for-sale securities is excluded from the estimate of credit losses and totaled $38.6 million at March 31, 2022 and $35.5 million at December 31, 2021.
An allowance on held-to-maturity debt securities is maintained for certain municipal bonds to account for expected lifetime credit losses. Substantially all of the U.S. government sponsored entities and agencies and mortgage-backed securities – agency are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. Therefore, for those securities, we do not record expected credit losses. The allowance for credit losses on held-to-maturity debt securities was $0.2 million at March 31, 2022.
At March 31, 2022, Old National’s securities portfolio consisted of 3,272 securities, 2,383 of which were in an unrealized loss position.  The unrealized losses attributable to our U.S. Treasury, U.S. government-sponsored entities and agencies, agency mortgage-backed securities, states and political subdivisions, and other securities are the result of fluctuations in interest rates and temporary market movements.  Old National’s pooled trust preferred securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows.  At March 31, 2022, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.
Old National’s pooled trust preferred securities have experienced credit defaults.  However, we believe that the value of the instruments lies in the full and timely interest payments that will be received through maturity, the steady amortization that will be experienced until maturity, and the full return of principal by the final maturity of the collateralized debt obligations. Old National did not recognize any losses on these securities for the three months ended March 31, 2022 or 2021.
Equity Securities
Old National’s equity securities with readily determinable fair values totaled $67.6 million at March 31, 2022 and $13.2 million at December 31, 2021.  There were losses on equity securities of $1.9 million during the three months ended March 31, 2022, compared to gains of $0.1 million during the three months ended March 31, 2021.
Alternative Investments
Old National has alternative investments without readily determinable fair values that are included in other assets totaling $240.5 million at March 31, 2022, consisting of $120.5 million of illiquid investments of partnerships, limited liability companies, and other ownership interests that support affordable housing and $120.0 million of economic development and community revitalization initiatives in low-to-moderate income neighborhoods. These alternative investments totaled $186.0 million at December 31, 2021.  There have been no impairments or adjustments on equity securities without readily determinable fair values, except for amortization of tax credit investments in the three months ended March 31, 2022 and 2021. See Note 11 to the consolidated financial statements for detail regarding these investments.
NOTE 6 – LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans
Old National’s loans consist primarily of loans made to consumers and commercial clients in many diverse industries, including manufacturing, agribusiness, transportation, mining, wholesaling, and retailing.  Most of Old National’s lending activity occurs within our principal geographic markets of Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, and Wisconsin.  Old National manages concentrations of credit exposure by industry, product, geography, client relationship, and loan size.

The loan categories used to monitor and analyze interest income and yields are different than the portfolio segments used to determine the allowance for credit losses for loans. The allowance for credit losses was calculated by pooling loans of similar credit risk characteristics and credit monitoring procedures. The four loan portfolios – commercial, commercial real estate, residential real estate, and consumer – are classified into seven segments of loans – commercial, commercial real estate, BBCC, residential real estate, indirect, direct, and home equity. The commercial and commercial real estate loan categories shown on the balance sheet include the same pool of loans as the commercial, commercial real estate, and BBCC portfolio segments. The consumer loan category shown on the balance sheet is comprised of the same loans in the indirect, direct, and home equity portfolio segments. The portfolio segment reclassifications follow:

		Segment
	Statement	Portfolio	After
(dollars in thousands)	Balance	Reclassifications	Reclassifications
March 31, 2022
Loans:
Commercial	$8,624,253	$(189,580)	$8,434,673
Commercial real estate	11,337,735	(154,733)	11,183,002
BBCC	N/A	344,313	344,313
Residential real estate	5,706,155	—	5,706,155
Consumer	2,668,101	(2,668,101)	N/A
Indirect	N/A	906,526	906,526
Direct	N/A	680,690	680,690
Home equity	N/A	1,080,885	1,080,885
Total	$28,336,244	$—	$28,336,244

December 31, 2021
Loans:
Commercial	$3,391,769	$(191,557)	$3,200,212
Commercial real estate	6,380,674	(159,190)	6,221,484
BBCC	N/A	350,747	350,747
Residential real estate	2,255,289	—	2,255,289
Consumer	1,574,114	(1,574,114)	N/A
Indirect	N/A	873,139	873,139
Direct	N/A	140,385	140,385
Home equity	N/A	560,590	560,590
Total	$13,601,846	$—	$13,601,846
The composition of loans by portfolio segment follows:

(dollars in thousands)	March 31, 2022	December 31, 2021
Commercial (1) (2)	$8,434,673	$3,200,212
Commercial real estate	11,183,002	6,221,484
BBCC	344,313	350,747
Residential real estate	5,706,155	2,255,289
Indirect	906,526	873,139
Direct	680,690	140,385
Home equity	1,080,885	560,590
Total loans	28,336,244	13,601,846
Allowance for credit losses	(280,507)	(107,341)
Net loans	$28,055,737	$13,494,505
(1)Includes direct finance leases of $71.1 million at March 31, 2022 and $25.1 million at December 31, 2021.
(2)Includes PPP loans of $205.3 million at March 31, 2022 and $169.0 million at December 31, 2021.

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
At 236%, Old National Bank’s commercial real estate loans as a percentage of its risk-based capital remained well below the regulatory guideline limit of 300% at March 31, 2022.
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
Allowance for Credit Losses
Loans
Credit quality within the loans held for investment portfolio is continuously monitored by management and is reflected within the allowance for credit losses for loans. The allowance for credit losses is an estimate of expected losses inherent within the Company’s loans held for investment portfolio. Credit quality is assessed and monitored by evaluating various attributes and the results of those evaluations are utilized in underwriting new loans and in our process for estimating expected credit losses. Expected credit loss inherent in non-cancelable off-balance-sheet credit exposures is accounted for as a separate liability included in other liabilities on the balance sheet. The allowance for credit losses for loans held for investment is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries. Old National has made a policy election to report accrued interest receivable as a separate line item on the balance sheet. Accrued interest receivable on loans is excluded from the estimate of credit losses and totaled $96.2 million at March 31, 2022 and $47.6 million at December 31, 2021.
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

The allowance for credit losses increased for the three months ended March 31, 2022 primarily due to $78.5 million of allowance for credit losses on acquired PCD loans established through acquisition accounting adjustments on the merger date. In addition, $96.3 million of provision for credit losses to establish an allowance for credit losses on non-PCD loans acquired in the First Midwest merger contributed to the increase. The forecast scenario includes improved unemployment and house price index. In addition to the quantitative inputs, several qualitative factors were considered. These factors include the risk that unemployment and gross domestic product prove to be more severe and/or prolonged than our baseline forecast, the consumption of the vaccine is less than anticipated, the presence of communicable strains of the virus, supply chain issues, and inflation. The mitigating impact of the economy remaining open was also considered. Old National’s activity in the allowance for credit losses for loans by portfolio segment was as follows:

(dollars in thousands)	Balance at Beginning of Period	Allowance Established for Acquired PCD Loans	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Three Months Ended March 31, 2022
Commercial	$27,232	$35,040	$(1,880)	$325	$38,754	$99,471
Commercial real estate	64,004	42,601	(507)	182	34,210	140,490
BBCC	2,458	—	(28)	57	(418)	2,069
Residential real estate	9,347	136	(185)	440	7,514	17,252
Indirect	1,743	—	(483)	222	166	1,648
Direct	528	31	(1,530)	582	14,839	14,450
Home equity	2,029	723	(51)	82	2,344	5,127
Total	$107,341	$78,531	$(4,664)	$1,890	$97,409	$280,507

Three Months Ended March 31, 2021
Commercial	$30,567	$—	$(407)	$238	$(5,268)	$25,130
Commercial real estate	75,810	—	(1)	73	(5,321)	70,561
BBCC	6,120	—	(36)	41	(3,588)	2,537
Residential real estate	12,608	—	(158)	87	(2,272)	10,265
Indirect	3,580	—	(584)	537	(1,278)	2,255
Direct	855	—	(302)	260	(148)	665
Home equity	1,848	—	(82)	339	519	2,624
Total	$131,388	$—	$(1,570)	$1,575	$(17,356)	$114,037
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

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Allowance for credit losses on unfunded loan commitments:
Balance at beginning of period	$10,879	$11,689
Provision for credit losses on unfunded commitments for loans acquired during the period	11,013	—
Expense (reversal of expense) for credit losses	154	(1,324)
Balance at end of period	$22,046	$10,365

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

The following table summarizes the amortized cost of term loans by risk category of commercial, commercial real estate, and BBCC loans by loan portfolio segment, class of loan, and origination year:

	Origination Year							Revolving to Term
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving		Total
March 31, 2022
Commercial:
Risk Rating:
Pass	$529,094	$2,006,908	$1,118,822	$1,010,657	$464,275	$653,504	$2,047,370	$140,617	$7,971,247
Criticized	4,190	26,183	17,198	32,638	18,458	20,190	68,124	1,955	188,936
Classified:
Substandard	25,856	43,839	22,160	48,825	28,063	12,127	28,989	19,315	229,174
Nonaccrual	—	2,416	4,280	3,039	1,244	9,599	3,233	6,375	30,186
Doubtful	—	1,738	2,128	878	2,958	3,765	3,663	—	15,130
Total	$559,140	$2,081,084	$1,164,588	$1,096,037	$514,998	$699,185	$2,151,379	$168,262	$8,434,673

Commercial real estate:
Risk Rating:
Pass	$650,646	$2,778,302	$2,236,175	$1,553,009	$958,205	$1,672,138	$117,993	$483,920	$10,450,388
Criticized	36,934	49,341	35,471	56,892	59,254	40,428	—	34,058	312,378
Classified:
Substandard	6,497	67,687	28,372	50,652	62,504	65,373	2,291	4,258	287,634
Nonaccrual	—	8,197	4,842	(1)	1,393	10,661	309	809	26,210
Doubtful	—	41,379	4,818	1,541	7,794	50,860	—	—	106,392
Total	$694,077	$2,944,906	$2,309,678	$1,662,093	$1,089,150	$1,839,460	$120,593	$523,045	$11,183,002

BBCC:
Risk Rating:
Pass	$21,151	$77,808	$64,413	$49,309	$30,895	$26,428	$45,160	$19,025	$334,189
Criticized	343	1,493	1,315	777	207	—	488	1,752	6,375
Classified:
Substandard	25	280	—	546	16	161	236	270	1,534
Nonaccrual	—	20	203	—	71	—	—	849	1,143
Doubtful	—	—	25	395	364	288	—	—	1,072
Total	$21,519	$79,601	$65,956	$51,027	$31,553	$26,877	$45,884	$21,896	$344,313

	Origination Year							Revolving to Term
(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving		Total
December 31, 2021
Commercial:
Risk Rating:
Pass	$918,456	$563,869	$271,158	$98,468	$156,136	$235,639	$667,628	$130,470	$3,041,824
Criticized	9,998	7,885	6,660	—	7,809	2,658	14,601	10,076	59,687
Classified:
Substandard	14,773	14,468	10,200	9,849	5,521	945	6,883	10,322	72,961
Nonaccrual	1,069	3,507	1,276	3,721	1,448	—	845	7,796	19,662
Doubtful	—	178	—	288	337	5,275	—	—	6,078
Total	$944,296	$589,907	$289,294	$112,326	$171,251	$244,517	$689,957	$158,664	$3,200,212

Commercial real estate:
Risk Rating:
Pass	$1,555,880	$1,474,271	$846,921	$481,508	$462,176	$611,680	$42,609	$451,544	$5,926,589
Criticized	27,622	24,790	39,914	—	21,614	22,157	—	34,387	170,484
Classified:
Substandard	4,706	12,118	9,933	9,058	18,165	11,351	2,291	4,339	71,961
Nonaccrual	1,620	2,997	—	1,627	3,419	8,905	315	871	19,754
Doubtful	6,653	—	1,970	342	11,218	12,513	—	—	32,696
Total	$1,596,481	$1,514,176	$898,738	$492,535	$516,592	$666,606	$45,215	$491,141	$6,221,484

BBCC:
Risk Rating:
Pass	$81,710	$69,749	$54,580	$34,461	$25,113	$8,296	$47,571	$18,778	$340,258
Criticized	1,320	1,170	841	160	—	—	670	1,578	5,739
Classified:
Substandard	284	24	79	7	187	465	103	239	1,388
Nonaccrual	—	88	—	—	66	162	—	1,136	1,452
Doubtful	—	25	284	1,391	—	210	—	—	1,910
Total	$83,314	$71,056	$55,784	$36,019	$25,366	$9,133	$48,344	$21,731	$350,747

For residential real estate and consumer loan classes, Old National evaluates credit quality based on the aging status of the loan and by payment activity.  The performing or nonperforming status is updated on an on-going basis dependent upon improvement and deterioration in credit quality. The following table presents the amortized cost of term residential real estate and consumer loans based on payment activity and origination year:

	Origination Year							Revolving to Term
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving		Total
March 31, 2022
Residential real estate:
Risk Rating:
Performing	$261,002	$1,923,614	$1,943,517	$536,379	$153,889	$848,879	$7,338	$101	$5,674,719
Nonperforming	—	276	567	630	1,383	28,580	—	—	31,436
Total	$261,002	$1,923,890	$1,944,084	$537,009	$155,272	$877,459	$7,338	$101	$5,706,155

Indirect:
Risk Rating:
Performing	$132,303	$336,662	$205,006	$126,786	$56,493	$46,887	$—	$2	$904,139
Nonperforming	—	339	521	492	399	636	—	—	2,387
Total	$132,303	$337,001	$205,527	$127,278	$56,892	$47,523	$—	$2	$906,526

Direct:
Risk Rating:
Performing	$51,785	$208,885	$110,180	$91,848	$67,637	$57,716	$91,394	$42	$679,487
Nonperforming	—	189	84	256	197	433	40	4	1,203
Total	$51,785	$209,074	$110,264	$92,104	$67,834	$58,149	$91,434	$46	$680,690

Home equity:
Risk Rating:
Performing	$4,106	$12,367	$8,145	$17,441	$14,323	$47,692	$947,382	$16,663	$1,068,119
Nonperforming	213	341	341	666	1,354	6,483	361	3,007	12,766
Total	$4,319	$12,708	$8,486	$18,107	$15,677	$54,175	$947,743	$19,670	$1,080,885

	Origination Year							Revolving to Term
	2021	2020	2019	2018	2017	Prior	Revolving		Total
December 31, 2021
Residential real estate:
Risk Rating:
Performing	$625,582	$632,705	$272,600	$72,766	$103,866	$529,293	$12	$105	$2,236,929
Nonperforming	96	165	166	350	855	16,728	—	—	18,360
Total	$625,678	$632,870	$272,766	$73,116	$104,721	$546,021	$12	$105	$2,255,289

Indirect:
Risk Rating:
Performing	$361,485	$231,156	$146,978	$68,513	$41,598	$20,819	$—	$9	$870,558
Nonperforming	262	524	614	510	430	241	—	—	2,581
Total	$361,747	$231,680	$147,592	$69,023	$42,028	$21,060	$—	$9	$873,139

Direct:
Risk Rating:
Performing	$34,058	$16,135	$14,396	$14,579	$7,432	$15,831	$36,812	$192	$139,435
Nonperforming	13	53	130	133	35	536	42	8	950
Total	$34,071	$16,188	$14,526	$14,712	$7,467	$16,367	$36,854	$200	$140,385

Home equity:
Risk Rating:
Performing	$—	$—	$633	$349	$535	$—	$539,057	$16,768	$557,342
Nonperforming	—	—	16	9	41	1	258	2,923	3,248
Total	$—	$—	$649	$358	$576	$1	$539,315	$19,691	$560,590

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
The following table presents the aging of the amortized cost basis in past due loans by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Current	Total Loans
March 31, 2022
Commercial	$27,863	$6,831	$6,921	$41,615	$8,393,058	$8,434,673
Commercial real estate	49,697	14,086	72,794	136,577	11,046,425	11,183,002
BBCC	1,044	20	164	1,228	343,085	344,313
Residential	17,624	1,591	10,733	29,948	5,676,207	5,706,155
Indirect	3,277	598	469	4,344	902,182	906,526
Direct	4,778	897	1,519	7,194	673,496	680,690
Home equity	2,079	529	3,678	6,286	1,074,599	1,080,885
Total	$106,362	$24,552	$96,278	$227,192	$28,109,052	$28,336,244

December 31, 2021
Commercial	$2,723	$617	$1,603	$4,943	$3,195,269	$3,200,212
Commercial real estate	1,402	280	7,042	8,724	6,212,760	6,221,484
BBCC	747	162	109	1,018	349,729	350,747
Residential	8,273	2,364	4,554	15,191	2,240,098	2,255,289
Indirect	3,888	867	554	5,309	867,830	873,139
Direct	687	159	162	1,008	139,377	140,385
Home equity	693	199	777	1,669	558,921	560,590
Total	$18,413	$4,648	$14,801	$37,862	$13,563,984	$13,601,846
The following table presents the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing by class of loan:

	March 31, 2022			December 31, 2021
(dollars in thousands)	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing
Commercial	$45,316	$13,579	$396	$25,740	$9,574	$—
Commercial real estate	132,602	31,865	985	52,450	25,139	—
BBCC	2,215	—	—	3,362	—	—
Residential	31,436	—	165	18,360	—	—
Indirect	2,387	—	—	2,581	—	4
Direct	1,203	—	100	950	—	3
Home equity	12,766	—	—	3,248	—	—
Total	$227,925	$45,444	$1,646	$106,691	$34,713	$7
Interest income recognized on nonaccrual loans was insignificant during the three months ended March 31, 2022 and 2021.

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

	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Investment Securities/Cash	Auto	Other
March 31, 2022
Commercial	$13,539	$23,217	$3,052	$805	$3,716
Commercial real estate	119,136	—	939	—	6,638
BBCC	1,509	587	26	93	—
Residential	31,436	—	—	—	—
Indirect	—	—	—	2,387	—
Direct	560	—	—	215	34
Home equity	12,766	—	—	—	—
Total loans	$178,946	$23,804	$4,017	$3,500	$10,388

December 31, 2021
Commercial	$8,100	$13,816	$3,394	$80	$302
Commercial real estate	38,657	—	961	—	6,653
BBCC	1,895	1,331	43	93	—
Residential	18,360	—	—	—	—
Indirect	—	—	—	2,581	—
Direct	724	—	1	152	20
Home equity	3,248	—	—	—	—
Total loans	$70,984	$15,147	$4,399	$2,906	$6,975
Loan Participations
Old National has loan participations, which qualify as participating interests, with other financial institutions.  At March 31, 2022, these loans totaled $2.520 billion, of which $1.328 billion had been sold to other financial institutions and $1.192 billion was retained by Old National.  The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.
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
For commercial TDRs, an allocation is established within the allowance for credit losses for the difference between the carrying value of the loan and its computed value.  To determine the computed value of the loan, one of the following methods is selected: (1) the present value of expected cash flows discounted at the loan’s original effective interest rate, (2) the loan’s observable market price, or (3) the fair value of the collateral, if the loan is collateral dependent.  The allocation is established as the difference between the carrying value of the loan and the collectable value.  If there are significant changes in the amount or timing of the loan’s expected future cash flows, the allowance allocation is recalculated and adjusted accordingly.
When a residential or consumer loan is identified as a TDR, the loan is typically written down to its collateral value less selling costs.
The following table presents activity in TDRs:

(dollars in thousands)	Beginning Balance	(Charge-offs)/ Recoveries	(Payments)/ Disbursements	(Removals)/ Additions	Ending Balance
Three Months Ended March 31, 2022
Commercial	$7,456	$—	$(1,897)	$1,485	$7,044
Commercial real estate	17,158	4	(211)	15,477	32,428
BBCC	87	3	(3)	—	87
Residential	2,435	—	(30)	—	2,405
Indirect	—	1	(1)	—	—
Direct	2,704	—	(25)	—	2,679
Home equity	199	1	(20)	—	180
Total	$30,039	$9	$(2,187)	$16,962	$44,823

Three Months Ended March 31, 2021
Commercial	$11,090	$—	$(1,448)	$(1,171)	$8,471
Commercial real estate	17,606	8	(229)	—	17,385
BBCC	112	3	(10)	—	105
Residential	2,824	—	(221)	—	2,603
Indirect	—	2	(2)	—	—
Direct	739	1	(14)	—	726
Home equity	282	1	(7)	—	276
Total	$32,653	$15	$(1,931)	$(1,171)	$29,566
TDRs included within nonaccrual loans totaled $23.8 million at March 31, 2022 and $11.7 million at December 31, 2021.  Old National has established specific allowances for credit losses for clients whose loan terms have been modified as TDRs totaling $6.2 million at March 31, 2022 and $0.7 million at December 31, 2021.  Old National had not committed to lend any additional funds to clients with outstanding loans that were classified as TDRs at March 31, 2022 or December 31, 2021.
The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the three months ended March 31, 2022 and 2021 are the same except for when the loan modifications involve the forgiveness of principal.  One loan met the qualifications to be removed from TDR status for the three months ended March 31, 2021.
The TDRs that occurred during the three months ended March 31, 2022 increased the allowance for credit losses by $5.5 million and resulted in no charge-offs. The TDRs that occurred during the three months ended March 31, 2021 did not have a material impact on the allowance for credit losses and resulted in no charge-offs.
A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

TDRs for which there was a payment default within twelve months following the modification were insignificant during the three months ended March 31, 2022 and 2021.
The terms of certain other loans were modified during 2022 and 2021 that did not meet the definition of a TDR.  It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have extended the maturity date.  In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification.  The evaluation is performed under our internal underwriting policy.  We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral, or a bona fide guarantee.  We also consider whether the modification was insignificant relative to the other terms of the agreement or the delay in a payment.
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
Purchased Credit Deteriorated Loans
Old National has purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans is as follows:

(dollars in thousands)	First Midwest (1)
Purchase price of loans at acquisition	$1,400,831
Allowance for credit losses at acquisition	78,531
Non-credit discount/(premium) at acquisition	9,003
Par value of acquired loans at acquisition	$1,488,365
(1)Old National merged with First Midwest effective February 15, 2022.
NOTE 7 – PREMISES AND EQUIPMENT
The composition of premises and equipment was as follows:

(dollars in thousands)	March 31, 2022	December 31, 2021
Land	$94,160	$71,014
Buildings	446,988	394,400
Furniture, fixtures, and equipment	139,350	118,124
Leasehold improvements	62,401	46,330
Total	742,899	629,868
Accumulated depreciation	(158,786)	(153,682)
Premises and equipment, net	$584,113	$476,186
The increase in premises and equipment at March 31, 2022 when compared to December 31, 2021 was primarily due to assets acquired in the merger with First Midwest totaling $108.3 million.

Depreciation expense was $7.8 million for the three months ended March 31, 2022, compared to $7.1 million for the three months ended March 31, 2021.
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
Old National does not have any material sub-lease agreements.
The components of lease expense were as follows:

	Affected Line Item in the Statement of Income	Three Months Ended March 31,
(dollars in thousands)		2022	2021
Operating lease cost	Occupancy/Equipment expense	$5,108	$3,301
Finance lease cost:
Amortization of right-of-use assets	Occupancy expense	675	311
Interest on lease liabilities	Interest expense	107	95
Sub-lease income	Occupancy expense	(128)	(143)
Total		$5,762	$3,564

Supplemental balance sheet information related to leases was as follows:

(dollars in thousands)	March 31, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets	$201,802	$69,560
Operating lease liabilities	234,049	76,236

Finance Leases
Premises and equipment, net	15,780	16,451
Other borrowings	16,621	17,233

Weighted-Average Remaining Lease Term (in Years)
Operating leases	9.2	10.4
Finance leases	7.4	7.6

Weighted-Average Discount Rate
Operating leases	2.91%	3.34%
Finance leases	3.05%	3.02%
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,341	$3,636
Operating cash flows from finance leases	107	95
Financing cash flows from finance leases	616	251
The following table presents a maturity analysis of the Company’s lease liability by lease classification at March 31, 2022:

(dollars in thousands)	Operating Leases	Finance Leases
2022	$26,992	$2,183
2023	32,829	2,943
2024	31,460	2,959
2025	30,179	2,943
2026	29,168	1,706
Thereafter	120,517	5,919
Total undiscounted lease payments	271,145	18,653
Amounts representing interest	(37,096)	(2,032)
Lease liability	$234,049	$16,621

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the changes in the carrying amount of goodwill:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Balance at beginning of period	$1,036,994	$1,036,994
Acquisitions and adjustments	960,163	—
Balance at end of period	$1,997,157	$1,036,994
During the three months ended March 31, 2022, Old National recorded $960.2 million of goodwill associated with the acquisition of First Midwest. See Note 3 to the consolidated financial statements for additional detail regarding this transaction.
Old National performed the required annual goodwill impairment test as of August 31, 2021 and there was no impairment.  No events or circumstances since the August 31, 2021 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.
The gross carrying amounts and accumulated amortization of other intangible assets were as follows:

(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
March 31, 2022
Core deposit	$170,642	$(64,042)	$106,600
Customer trust relationships	56,243	(15,391)	40,852
Total intangible assets	$226,885	$(79,433)	$147,452

December 31, 2021
Core deposit	$92,754	$(60,036)	$32,718
Customer trust relationships	16,547	(14,587)	1,960
Total intangible assets	$109,301	$(74,623)	$34,678
Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years. During the three months ended March 31, 2022, Old National recorded $77.9 million of core deposit intangibles and $39.7 million of customer trust relationships intangible associated with the acquisition of First Midwest.
Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. No impairment charges were recorded during the three months ended March 31, 2022 or 2021.  Total amortization expense associated with intangible assets was $4.8 million for the three months ended March 31, 2022, compared to $3.1 million for the three months ended March 31, 2021.
Estimated amortization expense for future years is as follows:

(dollars in thousands)
2022 remaining	$20,790
2023	24,471
2024	21,298
2025	18,417
2026	15,614
Thereafter	46,862
Total	$147,452

NOTE 10 – LOAN SERVICING RIGHTS
Loan servicing rights are included in other assets on the balance sheet. At March 31, 2022, loan servicing rights derived from mortgage loans sold with servicing retained totaled $38.2 million, compared to $30.0 million at December 31, 2021.  Loans serviced for others are not reported as assets.  The principal balance of mortgage loans serviced for others was $4.426 billion at March 31, 2022, compared to $3.662 billion at December 31, 2021.  Custodial escrow balances maintained in connection with serviced loans were $46.5 million at March 31, 2022 and $18.2 million at December 31, 2021.
The following table summarizes the carrying values and activity related to loan servicing rights and the related valuation allowance:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Balance at beginning of period	$30,085	$28,124
Additions (1)	9,666	3,113
Amortization	(1,505)	(2,975)
Balance before valuation allowance at end of period	38,246	28,262
Valuation allowance:
Balance at beginning of period	(46)	(1,407)
(Additions)/recoveries	45	1,261
Balance at end of period	(1)	(146)
Loan servicing rights, net	$38,245	$28,116
(1)Additions in the three months ended March 31, 2022 include loan servicing rights of $7.7 million acquired from First Midwest on February 15, 2022.
At March 31, 2022, the fair value of servicing rights was $45.5 million, which was determined using a discount rate of 9% and a conditional prepayment rate of 9%.  At December 31, 2021, the fair value of servicing rights was $33.8 million, which was determined using a discount rate of 9% and a conditional prepayment rate of 10%.
NOTE 11 – QUALIFIED AFFORDABLE HOUSING PROJECTS AND OTHER TAX CREDIT INVESTMENTS
Old National is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects.  These investments are included in other assets on the balance sheet, with any unfunded commitments included with other liabilities. As of March 31, 2022, Old National expects to recover its remaining investments through the use of the tax credits that are generated by the investments.
The following table summarizes Old National’s investments in qualified affordable housing projects and other tax credit investments:

(dollars in thousands)		March 31, 2022		December 31, 2021
Investment	Accounting Method	Investment	Unfunded Commitment (1)	Investment	Unfunded Commitment
LIHTC	Proportional amortization	$67,703	$39,830	$68,989	$41,355
FHTC	Equity	21,036	13,796	21,241	15,252
NMTC	Equity	29,455	—	18,727	—
Renewable Energy	Equity	1,776	—	1,985	—
Total		$119,970	$53,626	$110,942	$56,607
(1)All commitments will be paid by Old National by December 31, 2027.

The following table summarizes the amortization expense and tax benefit recognized for Old National’s qualified affordable housing projects and other tax credit investments:

(dollars in thousands)	Amortization Expense (1)	Tax Expense (Benefit) Recognized (2)
Three Months Ended March 31, 2022
LIHTC	$1,253	$(1,650)
FHTC	205	(251)
NMTC	1,101	(1,375)
Renewable Energy	210	—
Total	$2,769	$(3,276)

Three Months Ended March 31, 2021
LIHTC	$862	$(1,136)
FHTC	130	(682)
NMTC	375	(463)
Renewable Energy	697	(562)
Total	$2,064	$(2,843)
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
NOTE 12 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase are secured borrowings.  Old National pledges investment securities to secure these borrowings. The following table presents securities sold under agreements to repurchase and related weighted-average interest rates:

	At or for the Three Months Ended March 31, 2022	At December 31, 2021	At or for the Three Months Ended March 31, 2021
(dollars in thousands)
Outstanding at period end	$509,275	$392,275	$395,242
Average amount outstanding during the period	449,939	N/A	398,662
Maximum amount outstanding at any month-end during the period	509,275	N/A	395,242
Weighted-average interest rate:
During the period	0.09%	N/A	0.12%
At period end	0.08%	0.10%	0.12%
The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At March 31, 2022
	Remaining Contractual Maturity of the Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 days	Total
Repurchase Agreements:
U.S. Treasury and agency securities	$508,623	$238	$233	$181	$509,275
Total	$508,623	$238	$233	$181	$509,275
The fair value of securities pledged to secure repurchase agreements may decline.  Old National has pledged securities valued at 116% of the gross outstanding balance of repurchase agreements at March 31, 2022 to manage this risk.

NOTE 13 – FEDERAL HOME LOAN BANK ADVANCES
The following table summarizes Old National Bank’s FHLB advances:

(dollars in thousands)	March 31, 2022	December 31, 2021
FHLB advances (fixed rates 0.00% to 4.96% and variable rates 0.20% to 0.29%) maturing October 2022 to January 2041	$3,253,177	$1,902,655
Fair value hedge basis adjustments and unamortized prepayment fees	(13,820)	(16,636)
Total	$3,239,357	$1,886,019
FHLB advances had weighted-average rates of 1.17% at March 31, 2022 and 1.30% at December 31, 2021. Investment securities and residential real estate loans collateralize these borrowings up to 140% of outstanding debt.
In the first quarter of 2021, Old National modified $50.0 million pertaining to two FHLB advances, which lowered their weighted average effective rates from 1.53% to 0.33%. At March 31, 2022, total unamortized prepayment fees related to all debt modifications totaled $24.7 million, compared to $26.2 million at December 31, 2021.
Contractual maturities of FHLB advances at March 31, 2022 were as follows:

(dollars in thousands)
Due in 2022	$27,500
Due in 2023	149
Due in 2024	225,243
Due in 2025	550,285
Due in 2026	100,000
Thereafter	2,350,000
Fair value hedge basis adjustments and unamortized prepayment fees	(13,820)
Total	$3,239,357

NOTE 14 – OTHER BORROWINGS
The following table summarizes Old National’s other borrowings:

(dollars in thousands)	March 31, 2022	December 31, 2021
Old National Bancorp:
Senior unsecured notes (fixed rate 4.125%) maturing August 2024	$175,000	$175,000
Unamortized debt issuance costs related to senior unsecured notes	(364)	(403)
Subordinated debentures (fixed rate 5.875%) maturing September 2026	150,000	—
Junior subordinated debentures (variable rates of 1.84% to 6.95%) maturing July 2031 to September 2037	136,643	42,000
Other basis adjustments	27,231	(3,044)
Old National Bank:
Finance lease liabilities	16,621	17,233
Subordinated debentures (variable rate 4.66%) maturing October 2025	12,000	12,000
Leveraged loans for NMTC (fixed rates of 1.00% to 1.43%) maturing December 2046 to December 2052	77,550	51,045
Other	2,526	2,839
Total other borrowings	$597,207	$296,670

Contractual maturities of other borrowings at March 31, 2022 were as follows:

(dollars in thousands)
Due in 2022	$1,880
Due in 2023	2,582
Due in 2024	177,649
Due in 2025	14,686
Due in 2026	151,495
Thereafter	219,522
Unamortized debt issuance costs and other basis adjustments	29,393
Total	$597,207
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
The following table summarizes the terms of our outstanding junior subordinated debentures at March 31, 2022:

(dollars in thousands)				Rate at March 31, 2022
Name of Trust	Issuance Date	Issuance Amount	Rate		Maturity Date
St. Joseph Capital Trust II	March 2005	$5,155	3-month LIBOR plus 1.75%	2.66%	March 17, 2035
Anchor Capital Trust III	August 2005	5,000	3-month LIBOR plus 1.55%	2.56%	September 30, 2035
Home Federal Statutory Trust I	September 2006	15,464	3-month LIBOR plus 1.65%	2.48%	September 15, 2036
Monroe Bancorp Capital Trust I	July 2006	3,093	3-month LIBOR plus 1.60%	1.84%	October 7, 2036
Tower Capital Trust 3	December 2006	9,279	3-month LIBOR plus 1.69%	2.21%	March 1, 2037
Monroe Bancorp Statutory Trust II	March 2007	5,155	3-month LIBOR plus 1.60%	2.43%	June 15, 2037
First Midwest Capital Trust I	November 2003	37,825	6.95% fixed	6.95%	December 1, 2033
Great Lakes Statutory Trust II	December 2005	6,186	3-month LIBOR plus 1.40%	2.23%	December 15, 2035
Great Lakes Statutory Trust III	June 2007	8,248	3-month LIBOR plus 1.70%	2.53%	September 15, 2037
Northern States Statutory Trust I	September 2005	10,310	3-month LIBOR plus 1.80%	2.63%	September 15, 2035
Bridgeview Statutory Trust I	July 2001	15,464	3-month LIBOR plus 3.58%	3.88%	July 31, 2031
Bridgeview Capital Trust II	December 2002	15,464	3-month LIBOR plus 3.35%	3.58%	January 7, 2033
Total		$136,643
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

On February 15, 2022, Old National assumed $150.0 million of subordinated fixed rate notes related to the acquisition of First Midwest. The subordinated debentures have a 5.875% fixed rate of interest through the September 29, 2026 maturity date.
Leveraged Loans
The leveraged loans are directly related to the New Markets Tax Credit structure. As part of the transaction structure, Old National has the right to sell its interest in the entity that received the leveraged loans at an agreed upon price to the leveraged lender at the end of the New Markets Tax Credit seven year compliance period. See Note 11 to the consolidated financial statements for additional information on the Company’s New Markets Tax Credit investments.
Finance Lease Liabilities
Old National has long-term finance lease liabilities for certain banking centers and equipment totaling $16.6 million at March 31, 2022.  See Note 8 to the consolidated financial statements for a maturity analysis of the Company’s finance lease liabilities.
NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes within each classification of AOCI, net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sale Debt Securities	Unrealized Gains and Losses on Held-to- Maturity Securities	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Total
Three Months Ended March 31, 2022
Balance at beginning of period	$(2,950)	$—	$543	$32	$(2,375)
Other comprehensive income (loss) before reclassifications	(311,153)	(16,963)	(7,170)	—	(335,286)
Amounts reclassified from AOCI to income (1)	(261)	236	(505)	(8)	(538)
Balance at end of period	$(314,364)	$(16,727)	$(7,132)	$24	$(338,199)

Three Months Ended March 31, 2021
Balance at beginning of period	$145,335	$—	$2,584	$(148)	$147,771
Other comprehensive income (loss) before reclassifications	(57,287)	—	3,053	—	(54,234)
Amounts reclassified from AOCI to income (1)	(1,553)	—	(112)	37	(1,628)
Balance at end of period	$86,495	$—	$5,525	$(111)	$91,909
(1)See tables below for details about reclassifications to income.

The following table summarizes the significant amounts reclassified out of each component of AOCI for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement of Income
Unrealized gains and losses on available-for-sale securities	$342	$1,993	Debt securities gains (losses), net
	(81)	(440)	Income tax (expense) benefit
	$261	$1,553	Net income (loss)
Unrealized gains and losses on held-to-maturity securities	$(310)	$—	Interest income (expense)
	74	—	Income tax (expense) benefit
	$(236)	$—	Net income (loss)
Gains and losses on cash flow hedges Interest rate contracts	$669	$149	Interest income (expense)
	(164)	(37)	Income tax (expense) benefit
	$505	$112	Net income (loss)
Amortization of defined benefit pension items
Actuarial gains (losses)	$11	$(49)	Salaries and employee benefits
	(3)	12	Income tax (expense) benefit
	$8	$(37)	Net income (loss)

Total reclassifications for the period	$538	$1,628	Net income (loss)

NOTE 16 – SHARE-BASED COMPENSATION
At March 31, 2022, Old National had 88,000 shares remaining available for issuance under the Company’s Amended and Restated 2008 Incentive Compensation Plan.  The granting of awards to key employees is typically in the form of restricted stock awards or units.
Restricted Stock Awards
Old National granted 0.9 million time-based restricted stock awards to certain key employees during the three months ended March 31, 2022. Shares generally vest annually over a three year period, cliff vest in three years from the grant date, or vest 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date.  At March 31, 2022, unvested shares totaled 2.1 million. Compensation expense is measured as the fair value of the award at grant date recognized over the service period of the award. Shares are subject to certain restrictions and risk of forfeiture by the participants.  At March 31, 2022, unrecognized compensation expense for unvested restricted stock awards was $28.5 million.
Old National recorded share-based compensation expense, net of tax, related to restricted stock awards of $2.4 million during the three months ended March 31, 2022, compared to $0.7 million for the three months ended March 31, 2021. The increase was primarily due to restricted stock awards granted to eligible former First Midwest employees who are now Old National employees.
Restricted Stock Units
Old National granted 1.2 million shares of performance based restricted stock units to certain key officers during the three months ended March 31, 2022. Shares vest at the end of a 24 or 36 month period based on the achievement of certain targets. If targets are achieved prior to the end of the 24 month performance period, vesting can be accelerated. At March 31, 2022, unvested shares totaled 2.1 million. Compensation expense is recognized on a straight line basis over the performance period of the award. For certain awards, the level of performance could increase or decrease the number of shares earned.  Shares are subject to certain restrictions and risk of forfeiture by the participants.  As of March 31, 2022, there was $26.0 million of unrecognized compensation cost related to unvested restricted stock units.
Old National recorded share-based compensation expense, net of tax, related to restricted stock units of $2.4 million during the three months ended March 31, 2022, compared to $0.6 million during the three months ended March 31, 2021.
Stock Options and Appreciation Rights
Old National has not granted stock options since 2009. However, Old National did acquire stock options and stock appreciation rights through its prior acquisitions. Old National recorded no incremental expense associated with the conversion of these options and stock appreciation rights. At March 31, 2022, 8 thousand stock appreciation rights remained outstanding.
NOTE 17 – INCOME TAXES
Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statements of income:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Provision at statutory rate of 21%	$(7,623)	$21,934
Tax-exempt income:
Tax-exempt interest	(2,992)	(2,779)
Section 291/265 interest disallowance	28	33
Company-owned life insurance income	(718)	(544)
Tax-exempt income	(3,682)	(3,290)
State income taxes	(3,327)	2,974
Interim period effective rate adjustment	7,040	(1,775)
Tax credit investments - federal	(1,270)	(1,092)
Other, net	148	(1,121)
Income tax expense (benefit)	$(8,714)	$17,630
Effective tax rate	24.0%	16.9%
The provision for income taxes was recorded at March 31, 2022 and 2021 based on the current estimate of the effective annual rate.
Based on the current estimate of the combined entity annual effective rate, the higher effective tax rate during the three months ended March 31, 2022 when compared to the three months ended March 31, 2021 reflected higher post-merger estimated state effective tax rates. An additional benefit of $1.2 million related to share-based payments and a one-time benefit of $0.9 million due to the remeasurement of the Company’s deferred taxes post-merger both increased the effective tax rate for the quarter since the Company reflected a pretax loss, but are expected to reduce the overall full-year tax rate once the Company is in a pretax income position.

Net Deferred Tax Assets
Net deferred tax assets are included in other assets on the balance sheet. Significant components of net deferred tax assets (liabilities) were as follows:

(dollars in thousands)	March 31, 2022	December 31, 2021
Deferred Tax Assets
Allowance for credit losses, net of recapture	$75,316	$28,843
Benefit plan accruals	11,781	18,348
Net operating loss carryforwards	46,649	14,823
Deferred gain on securities	991	1,215
Acquired loans	41,387	8,039
Operating lease liabilities	64,227	22,961
Unrealized losses on available-for-sale investment securities	99,240	3,003
Unrealized losses on held-to-maturity investment securities	5,126	—
Unrealized losses on hedges	2,323	—
Tax credit investments and other partnerships	441	301
Purchase accounting	11,414	—
Other, net	3,424	1,914
Total deferred tax assets	362,319	99,447
Deferred Tax Liabilities
Purchase accounting	—	(18,524)
Loan servicing rights	(9,799)	(7,379)
Premises and equipment	(14,254)	(16,972)
Prepaid expenses	(835)	(796)
Operating lease right-of-use assets	(55,749)	(21,129)
Deferred loan origination fees	(5,423)	—
Unrealized gains on hedges	—	(177)
Other, net	(2,480)	(1,564)
Total deferred tax liabilities	(88,540)	(66,541)
Net deferred tax assets	$273,779	$32,906
The Company’s retained earnings at March 31, 2022 included an appropriation for acquired thrifts’ tax bad debt allowances totaling $58.6 million for which no provision for federal or state income taxes has been made.  If, in the future, this portion of retained earnings were distributed as a result of the liquidation of the Company or its subsidiaries, federal and state income taxes would be imposed at the then applicable rates.
No valuation allowance was recorded at March 31, 2022 or December 31, 2021 because, based on current expectations, Old National believes it will generate sufficient income in future years to realize deferred tax assets.  Old National has federal net operating loss carryforwards totaling $153.3 million at March 31, 2022 and $36.7 million at December 31, 2021.  This federal net operating loss was acquired from the acquisition of Anchor (WI) in 2016 and First Midwest in 2022.  If not used, the federal net operating loss carryforwards will expire from 2029 to 2039.  Old National has recorded state net operating loss carryforwards totaling $169.5 million at March 31, 2022 and $116.1 million at December 31, 2021.  If not used, the state net operating loss carryforwards will expire from 2027 to 2052.
The federal and recorded state net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code section 382.  Old National believes that all of the federal and recorded state net operating loss carryforwards will be used prior to expiration.
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
Cash Flow Hedges
Interest rate swaps of certain borrowings were designated as cash flow hedges totaling $150.0 million notional amount at both March 31, 2022 and December 31, 2021. Interest rate collars and floors related to variable-rate commercial loan pools were designated as cash flow hedges totaling $500.0 million notional amount at March 31, 2022 and $600.0 million notional amount at December 31, 2021. The hedges were determined to be effective during all periods presented and we expect them to remain effective during the remaining terms.
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
Fair Value Hedges
Interest rate swaps of certain borrowings were designated as fair value hedges totaling $377.5 million notional amount at both March 31, 2022 and December 31, 2021. Interest rate swaps of certain available-for-sale investment securities were designated as fair value hedges totaling $910.0 million notional amount at both March 31, 2022 and December 31, 2021. The hedges were determined to be effective during all periods presented and we expect them to remain effective during the remaining terms.

The following table summarizes Old National’s derivatives designated as hedges:

	March 31, 2022			December 31, 2021
		Fair Value			Fair Value
(dollars in thousands)	Notional	Assets (1)	Liabilities (2)	Notional	Assets (1)	Liabilities (2)
Cash flow hedges
Interest rate collars and floors on loan pools	$500,000	$62	$17,145	$600,000	$459	$2,173
Interest rate swaps on borrowings (3)	150,000	—	—	150,000	4,316	—
Fair value hedges
Interest rate swaps on investment securities (3)	909,957	—	—	909,957	10,961	14,643
Interest rate swaps on borrowings (3)	377,500	305	—	377,500	2,475	96
Total		$367	$17,145		$18,211	$16,912
(1)Derivative assets are included in other assets on the balance sheet.
(2)Derivative liabilities are included in other liabilities on the balance sheet.
(3)The fair values of certain counterparty interest rate swaps are zero due to the settlement of centrally-cleared variation margin rules.
The effect of derivative instruments in fair value hedging relationships on the consolidated statements of income were as follows:

(dollars in thousands)					Gain (Loss) Recognized in Income on Related Hedged Items
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Hedged Items in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in in Income on Related Hedged Item
Three Months Ended March 31, 2022
Interest rate contracts	Interest income/(expense)	$(4,833)	Fixed-rate debt	Interest income/(expense)	$4,956
Interest rate contracts	Interest income/(expense)	57,654	Fixed-rate investment securities	Interest income/(expense)	(58,029)
Total		$52,821			$(53,073)

Three Months Ended March 31, 2021
Interest rate contracts	Interest income/(expense)	$(1,575)	Fixed-rate debt	Interest income/(expense)	$1,578
Interest rate contracts	Interest income/(expense)	45,839	Fixed-rate investment securities	Interest income/(expense)	(45,544)
Total		$44,264			$(43,966)

The effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income were as follows:

		Three Months Ended March 31,		Three Months Ended March 31,
(dollars in thousands)		2022	2021	2022	2021
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	Interest income/(expense)	$(9,506)	$4,048	$669	$149
Amounts reported in AOCI related to cash flow hedges will be reclassified to interest income or interest expense as interest payments are received or paid on Old National’s derivative instruments.  During the next 12 months, we estimate that $3.2 million will be reclassified to interest income and $0.4 million will be reclassified to interest expense.

Derivatives Not Designated as Hedges
Commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives.  These derivative contracts do not qualify for hedge accounting.  At March 31, 2022, the notional amounts of the interest rate lock commitments were $114.8 million and forward commitments were $114.5 million.  At December 31, 2021, the notional amounts of the interest rate lock commitments were $90.7 million and forward commitments were $126.1 million.  It is our practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans.
Old National also enters into derivative instruments for the benefit of its clients.  The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $4.802 billion at March 31, 2022.  The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $2.433 billion at December 31, 2021.  These derivative contracts do not qualify for hedge accounting.  These instruments include interest rate swaps, caps, and collars.  Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of clients by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.
Old National enters into derivative financial instruments as part of its foreign currency risk management strategies.  These derivative instruments consist of foreign currency forward contracts to accommodate the business needs of its clients.  Old National does not designate these foreign currency forward contracts for hedge accounting treatment.
The following table summarizes Old National’s derivatives not designated as hedges:

	March 31, 2022			December 31, 2021
		Fair Value			Fair Value
(dollars in thousands)	Notional	Assets (1)	Liabilities (2)	Notional	Assets (1)	Liabilities (2)
Interest rate lock commitments	$114,827	$—	$439	$90,731	$2,352	$—
Forward mortgage loan contracts	114,543	3,162	—	126,107	242	—
Customer interest rate swaps	4,802,134	19,911	117,852	2,433,177	52,439	11,658
Counterparty interest rate swaps (3)	4,802,134	32,527	5,438	2,433,177	583	12,956
Customer foreign currency forward contracts	10,531	357	—	10,292	399	—
Counterparty foreign currency forward contracts	10,458	—	324	10,205	—	346
Total		$55,957	$124,053		$56,015	$24,960
(1)Derivative assets are included in other assets on the balance sheet.
(2)Derivative liabilities are included in other liabilities on the balance sheet.
(3)The fair values of certain counterparty interest rate swaps are zero due to the settlement of centrally-cleared variation margin rules.
The effect of derivatives not designated as hedging instruments on the consolidated statements of income were as follows:

		Three Months Ended March 31,
(dollars in thousands)		2022	2021
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Other income/(expense)	$501	$385
Mortgage contracts	Mortgage banking revenue	130	3,261
Foreign currency contracts	Other income/(expense)	(28)	36
Total		$603	$3,682
(1)Includes the valuation differences between the customer and offsetting swaps.

NOTE 19 – COMMITMENTS AND CONTINGENCIES
Litigation
In the normal course of business, Old National Bancorp and its subsidiaries have been named, from time to time, as defendants in various legal actions.  Certain of the actual or threatened legal actions may include claims for compensatory and/or punitive damages or claims for indeterminate amounts of damages.
Old National contests liability and/or the amount of damages as appropriate in each pending matter.  In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek indeterminate damages or where investigations and proceedings are in the early stages, Old National cannot predict with certainty the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, or other relief, if any, might be. Subject to the foregoing, Old National believes, based on current knowledge and after consultation with counsel, that the outcome of such pending matters will not have a material adverse effect on the consolidated financial condition of Old National, although the outcome of such matters could be material to Old National’s operating results and cash flows for a particular future period, depending on, among other things, the level of Old National’s revenues or income for such period.  Old National will accrue for a loss contingency if (1) it is probable that a future event will occur and confirm the loss and (2) the amount of the loss can be reasonably estimated.
Old National is not currently involved in any material litigation.
Credit-Related Financial Instruments
In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $7.991 billion and standby letters of credit of $221.1 million at March 31, 2022.  At March 31, 2022, approximately 10% of the loan commitments had fixed rates, with the remainder having floating rates ranging from 0.174% to 21%.  At December 31, 2021, loan commitments totaled $4.489 billion and standby letters of credit totaled $75.7 million.  These commitments are not reflected in the consolidated financial statements.  The allowance for unfunded loan commitments totaled $22.0 million at March 31, 2022 and $10.9 million at December 31, 2021. The increase in the allowance for credit losses on unfunded loan commitments was driven by the merger with First Midwest in February of 2022.
Old National had credit extensions with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients totaling $6.7 million at March 31, 2022 and $21.8 million December 31, 2021.  Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $6.5 million at March 31, 2022 and December 31, 2021.  Old National did not provide collateral for the remaining credit extensions.
Visa Class B Restricted Shares
In 2008, Old National received Visa Class B restricted shares as part of Visa’s initial public offering.  These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares.  This conversion will not occur until the final settlement of certain litigation for which Visa is indemnified by the holders of Visa’s Class B shares, including Old National.  Visa funded an escrow account from its initial public offering to settle these litigation claims.  Increases in litigation claims requiring Visa to fund the escrow account due to insufficient funds will result in a reduction of the conversion ratio of each Visa Class B share to unrestricted Class A shares.  As of March 31, 2022, the conversion ratio was 1.6181.  Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation, the 65,466 Class B shares that Old National owns at March 31, 2022 are carried at a zero cost basis and are included in other assets with our equity securities that have no readily determinable fair value.
NOTE 20 – FINANCIAL GUARANTEES
Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires Old National to record the instruments at fair value.  Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties.  Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract.  Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies.  The term of these standby letters of credit is typically one year or less.  At March 31, 2022, the notional amount of standby letters of credit was $221.1 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.4 million.  At December 31, 2021, the notional amount of standby letters of credit was $75.7 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.5 million.
Old National is a party in risk participation transactions of interest rate swaps, which had total notional amount of $230.2 million at March 31, 2022.
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

Recurring Basis
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at March 31, 2022 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$67,555	$67,555	$—	$—
Investment securities available-for-sale:
U.S. Treasury	419,024	419,024	—	—
U.S. government-sponsored entities and agencies	1,580,020	—	1,580,020	—
Mortgage-backed securities - Agency	5,623,742	—	5,623,742	—
States and political subdivisions	750,056	—	750,056	—
Pooled trust preferred securities	9,665	—	—	9,665
Other securities	368,097	—	368,097	—
Residential loans held for sale	39,376	—	39,376	—
Derivative assets	56,324	—	56,324	—
Financial Liabilities
Derivative liabilities	141,198	—	141,198	—

		Fair Value Measurements at December 31, 2021 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$13,211	$13,211	$—	$—
Investment securities available-for-sale:
U.S. Treasury	235,584	235,584	—	—
U.S. government-sponsored entities and agencies	1,542,773	—	1,542,773	—
Mortgage-backed securities - Agency	3,698,831	—	3,698,831	—
States and political subdivisions	1,654,986	—	1,654,986	—
Pooled trust preferred securities	9,496	—	—	9,496
Other securities	240,396	—	240,396	—
Residential loans held for sale	35,458	—	35,458	—
Derivative assets	74,226	—	74,226	—
Financial Liabilities
Derivative liabilities	41,872	—	41,872	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(dollars in thousands)	Pooled Trust Preferred Securities
Three Months Ended March 31, 2022
Balance at beginning of period	$9,496
Accretion of discount	5
Increase in fair value of securities	164
Balance at end of period	$9,665

Three Months Ended March 31, 2021
Balance at beginning of period	$7,913
Accretion of discount	5
Sales/payments received	(15)
Increase in fair value of securities	307
Balance at end of period	$8,210
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
The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average) (4)
March 31, 2022
Pooled trust preferred securities	$9,665	Discounted cash flow	Constant prepayment rate (1)	0.00%
			Additional asset defaults (2)	5.5% - 8.4% (6.4%)
			Expected asset recoveries (3)	0.0% - 46.2% (14.1%)
December 31, 2021
Pooled trust preferred securities	$9,496	Discounted cash flow	Constant prepayment rate (1)	0.00%
			Additional asset defaults (2)	5.7% - 8.5% (6.5%)
			Expected asset recoveries (3)	0.0% - 46.0% (14.1%)
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

Non-Recurring Basis
Assets measured at fair value at March 31, 2022 on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2022 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Loans:
Commercial loans	$4,329	$—	$—	$4,329
Commercial real estate loans	56,279	—	—	56,279
Foreclosed Assets:
Commercial	1,678	—	—	1,678
Residential	100	—	—	100
Loan servicing rights	21	—	21	—
Commercial and commercial real estate loans that are deemed collateral dependent are valued using the discounted cash flows.  The liquidation amounts are based on the fair value of the underlying collateral using the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral.  These commercial and commercial real estate loans had a principal amount of $78.5 million, with a valuation allowance of $17.8 million at March 31, 2022.  Old National recorded provision expense associated with these loans totaling $15.8 million for the three months ended March 31, 2022.  Old National recorded provision recoveries associated with commercial and commercial real estate loans that were deemed collateral dependent totaling $0.2 million for the three months ended March 31, 2021.
Other real estate owned and other repossessed property is measured at fair value less costs to sell on a non-recurring basis and had a net carrying amount of $1.8 million at March 31, 2022. There were $243 thousand write-downs of other real estate owned for the three months ended March 31, 2022 and of $23 thousand for the three months ended March 31, 2021.
Loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount.  If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value.  Fair value is determined at a tranche level, based on market prices for comparable mortgage servicing contracts when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model utilizes a discount rate, weighted average prepayment speed, and other economic factors that market participants would use in estimating future net servicing income and that can be validated against available market data (Level 2).  The valuation allowance for loan servicing rights with impairments at March 31, 2022 totaled $0.3 thousand.  Old National recorded recoveries associated with these loan servicing rights totaling $45 thousand during the three months ended March 31, 2022. There were recoveries of $1.3 million for the three months ended March 31, 2021.
Assets measured at fair value at December 31, 2021 on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2021 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Loans:
Commercial loans	$2,634	$—	$—	$2,634
Commercial real estate loans	16,308	—	—	16,308
Loan servicing rights	140	—	140	—
At December 31, 2021, commercial and commercial real estate loans that are deemed collateral dependent had a principal amount of $21.0 million, with a valuation allowance of $2.1 million.
The valuation allowance for loan servicing rights with impairments at December 31, 2021 totaled $46 thousand.

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
March 31, 2022
Collateral Dependent Loans
Commercial loans	$4,329	Discounted	Discount for type of property,	14% - 15% (14%)
		cash flow	age of appraisal, and current status
Commercial real estate loans	56,279	Discounted	Discount for type of property,	6% - 10% (8%)
		cash flow	age of appraisal, and current status
Foreclosed Assets
Commercial real estate (1)	1,678	Fair value of	Discount for type of property,	14%
		collateral	age of appraisal, and current status
Residential (1)	100	Fair value of	Discount for type of property,	—%
		collateral	age of appraisal, and current status
December 31, 2021
Collateral Dependent Loans
Commercial loans	$2,634	Discounted	Discount for type of property,	14% - 15% (14%)
		cash flow	age of appraisal, and current status
Commercial real estate loans	16,308	Discounted	Discount for type of property,	6% - 10% (8%)
		cash flow	age of appraisal, and current status
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
Residential Loans Held For Sale
Old National has elected the fair value option for residential loans held for sale.  For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status).  None of these loans are 90 days or more past due, nor are any on nonaccrual status.  Included in the income statement is interest income for loans held for sale totaling $0.5 million for the three months ended March 31, 2022, compared to $0.4 million for the three months ended March 31, 2021.
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
The difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was as follows:

(dollars in thousands)	Aggregate Fair Value	Difference	Contractual Principal
March 31, 2022
Residential loans held for sale	$39,376	$(4)	$39,380
December 31, 2021
Residential loans held for sale	$35,458	$1,342	$34,116
Accrued interest at period end is included in the fair value of the instruments.

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value:

(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Three Months Ended March 31, 2022
Residential loans held for sale	$(1,343)	$—	$(3)	$(1,346)

Three Months Ended March 31, 2021
Residential loans held for sale	$(2,380)	$2	$—	$(2,378)
Financial Instruments Not Carried at Fair Value
The carrying amounts and estimated fair values of financial instruments not carried at fair value were as follows:

		Fair Value Measurements at March 31, 2022 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$1,976,552	$1,976,552	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	528,524	—	480,409	—
Mortgage-backed securities - Agency	463,111	—	441,054	—
State and political subdivisions	1,090,507	—	1,034,033	—
Other securities	100	—	100	—
Loans, net:
Commercial	8,523,614	—	—	8,458,138
Commercial real estate	11,196,343	—	—	11,078,838
Residential real estate	5,688,903	—	—	5,603,201
Consumer credit	2,646,877	—	—	2,634,122
Accrued interest receivable	136,975	948	39,859	96,168

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$12,463,136	$12,463,136	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	20,600,243	20,600,243	—	—
Time deposits	2,544,011	—	2,531,360	—
Federal funds purchased and interbank borrowings	1,721	1,721	—	—
Securities sold under agreements to repurchase	509,275	509,275	—	—
FHLB advances	3,239,357	—	3,234,585	—
Other borrowings	597,207	—	582,231	—
Accrued interest payable	6,311	—	6,311	—
Standby letters of credit	415	—	—	415

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$1,882

		Fair Value Measurements at December 31, 2021 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$822,019	$822,019	$—	$—
Loans, net:
Commercial	3,363,175	—	—	3,335,009
Commercial real estate	6,315,574	—	—	6,211,854
Residential real estate	2,245,942	—	—	2,216,900
Consumer credit	1,569,814	—	—	1,582,600
Accrued interest receivable	84,109	688	35,790	47,631

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$6,303,106	$6,303,106	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	11,305,676	11,305,676	—	—
Time deposits	960,413	—	968,658	—
Federal funds purchased and interbank borrowings	276	276	—	—
Securities sold under agreements to repurchase	392,275	392,275	—	—
FHLB advances	1,886,019	—	1,935,140	—
Other borrowings	296,670	—	311,532	—
Accrued interest payable	5,496	—	5,496	—
Standby letters of credit	454	—	—	454

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$4,678
The methods utilized to measure the fair value of financial instruments at March 31, 2022 and December 31, 2021 represent an approximation of exit price, however, an actual exit price may differ.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is an analysis of our results of operations for the three months ended March 31, 2022 and 2021, and financial condition as of March 31, 2022, compared to December 31, 2021.  This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes, as well as our 2021 Annual Report on Form 10-K.
FORWARD-LOOKING STATEMENTS
This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, descriptions of Old National’s financial condition, results of operations, asset and credit quality trends, profitability and business plans or opportunities. Forward-looking statements can be identified by the use of the words “anticipate,” “believe,” “contemplate,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “should,” and “will,” and other words of similar meaning. These forward-looking statements express management’s current expectations or forecasts of future events and, by their nature, are subject to risks and uncertainties. There are a number of factors that could cause actual results or outcomes to differ materially from those in such statements. Factors that might cause such a difference include, but are not limited to: the duration, extent, and severity of the COVID-19 pandemic and related variants and mutations, including the continued effects on our business, operations, and employees as well as the business of our customers; competition; government legislation, regulations and policies; ability of Old National to execute its business plan, including the completion of the integration and systems conversion related to the merger between Old National and First Midwest, and the achievement of the synergies and other benefits from the merger; unanticipated changes in our liquidity position, including but not limited to changes in our access to sources of liquidity and capital to address our liquidity needs; changes in the economy which could materially impact credit quality trends and the ability to generate loans and gather deposits; market, economic, operational, liquidity, credit, and interest rate risks associated with our business; our ability to successfully manage our credit risk and the sufficiency of our allowance for credit losses; uncertainty about the discontinued use of LIBOR and the transition to an alternative rate; failure or circumvention of our internal controls; operational risks or risk management failures by us or critical third parties, including without limitation with respect to data processing, information systems, cybersecurity, technological changes, vendor problems, business interruption, and fraud risks; significant changes in accounting, tax or regulatory practices or requirements; new legal obligations or liabilities or unfavorable resolutions of litigation; disruptive technologies in payment systems and other services traditionally provided by banks; failure or disruption of our information systems; computer hacking and other cybersecurity threats; other matters discussed in this communication; and other factors identified in our Annual Report on Form 10-K for the year ended December 31, 2021 and other filings with the SEC. These forward-looking statements are made only as of the date of this communication and are not guarantees of future results or performance.
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

FINANCIAL HIGHLIGHTS
The following table sets forth certain financial highlights of Old National:

	Three Months Ended
(dollars and shares in thousands,	March 31,	December 31,	March 31,
except per share data)	2022	2021	2021
Income Statement:
Net interest income	$222,785	$146,781	$148,120
Taxable equivalent adjustment (1)	3,772	3,442	3,500
Net interest income - tax equivalent basis	226,557	150,223	151,620
Provision for credit losses	97,569	(1,914)	(17,356)
Noninterest income	65,240	51,484	56,712
Noninterest expense	226,756	131,937	117,740
Net income (loss) available to common shareholders	(29,603)	56,188	86,818
Per Common Share Data:
Weighted average diluted shares	227,002	166,128	165,707
Net income (loss) (diluted)	$(0.13)	$0.34	$0.52
Cash dividends	0.14	0.14	0.14
Common dividend payout ratio (2)	(108)%	41%	26%
Book value	$17.03	$18.16	$17.98
Stock price	16.38	18.12	19.34
Tangible common book value (3)	9.71	11.70	11.47
Performance Ratios:
Return on average assets	(0.31)%	0.93%	1.49%
Return on average common equity	(2.89)	7.49	11.69
Return on tangible common equity (3)	(3.61)	11.98	18.77
Return on average tangible common equity (3)	(4.03)	12.07	18.88
Net interest margin (3)	2.88	2.77	2.94
Efficiency ratio (3)	76.15	64.27	55.57
Net charge-offs (recoveries) to average loans	0.05	(0.04)	—
Allowance for credit losses to ending loans	0.99	0.79	0.82
Non-performing loans to ending loans	0.88	0.92	1.13
Balance Sheet:
Total loans	$28,336,244	$13,601,846	$13,925,261
Total assets	45,834,648	24,453,564	23,744,451
Total deposits	35,607,390	18,569,195	17,849,755
Total borrowed funds	4,347,560	2,575,240	2,574,987
Total shareholders' equity	5,232,114	3,012,018	2,979,447
Capital Ratios:
Risk-based capital ratios:
Tier 1 common equity	10.04%	12.04%	12.01%
Tier 1	10.79	12.04	12.01
Total	12.19	12.77	12.84
Leverage ratio (to average assets)	10.58	8.59	8.33
Total equity to assets (averages)	12.03	12.35	12.78
Tangible common equity to tangible assets (3)	6.51	8.30	8.38
Nonfinancial Data:
Full-time equivalent employees	4,333	2,374	2,451
Banking centers	267	162	162
(1)Calculated using the federal statutory tax rate in effect of 21% for all periods.
(2)Cash dividends per common share divided by net income (loss) per common share (basic).
(3)Represents a non-GAAP financial measure.  Refer to the “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.

NON-GAAP FINANCIAL MEASURES
The Company’s accounting and reporting policies conform to GAAP and general practices within the banking industry. As a supplement to GAAP, the Company provides non-GAAP performance results, which the Company believes are useful because they assist investors in assessing the Company’s operating performance. Where non-GAAP financial measures are used, the comparable GAAP financial measure, as well as the reconciliation to the comparable GAAP financial measure, can be found in the following table.
The tax-equivalent adjustment to net interest income and net interest margin recognizes the income tax savings when comparing taxable and tax-exempt assets. Interest income and yields on tax-exempt securities and loans are presented using the current federal income tax rate of 21%. Management believes that it is standard practice in the banking industry to present net interest income and net interest margin on a fully tax-equivalent basis and that it may enhance comparability for peer comparison purposes.
In management’s view, tangible common equity measures are capital adequacy metrics that may be meaningful to the Company, as well as analysts and investors, in assessing the Company’s use of equity and in facilitating comparisons with peers. These non-GAAP measures are valuable indicators of a financial institution’s capital strength since they eliminate intangible assets from shareholders’ equity and retain the effect of accumulated other comprehensive loss in shareholders’ equity.
Although intended to enhance investors' understanding of the Company’s business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. In addition, these non-GAAP financial measures may differ from those used by other financial institutions to assess their business and performance. See the previously provided tables and the following reconciliations in the “Non-GAAP Reconciliations” section for details on the calculation of these measures to the extent presented herein.

The following table presents GAAP to non-GAAP reconciliations.

		Three Months Ended March 31,
	(dollars and shares in thousands, except per share data)	2022	2021
	Tangible common book value:
	Shareholders' common equity (GAAP)	$4,988,395	$2,979,447
Deduct:	Goodwill	1,997,157	1,036,994
	Intangible assets	147,452	42,939
	Tangible shareholders' common equity (non-GAAP)	$2,843,786	$1,899,514
	Period end common shares	292,959	165,676
	Tangible common book value (non-GAAP)	9.71	11.47
	Return on tangible common equity:
	Net income (loss) applicable to common shares (GAAP)	$(29,603)	$86,818
	Add: Intangible amortization (net of tax) (1)	3,934	2,306
	Tangible net income (loss) (non-GAAP)	$(25,669)	$89,124
	Tangible shareholders' common equity (non-GAAP) (see above)	$2,843,786	$1,899,514
	Return on tangible common equity (non-GAAP)	(3.61)%	18.77%
	Return on average tangible common equity:
	Tangible net income (loss) (non-GAAP) (see above)	$(25,669)	$89,124
	Average shareholders' common equity (GAAP)	$4,101,206	$2,969,978
Deduct:	Average goodwill	1,476,726	1,036,994
	Average intangible assets	73,898	44,409
	Average tangible shareholders' common equity (non-GAAP)	$2,550,582	$1,888,575
	Return on average tangible common equity (non-GAAP)	(4.03)%	18.88%
	Net interest margin:
	Net interest income (GAAP)	$222,785	$148,120
	Taxable equivalent adjustment	3,772	3,500
	Net interest income - taxable equivalent basis (non-GAAP)	$226,557	$151,620
	Average earning assets	$31,483,553	$20,601,652
	Net interest margin (non-GAAP)	2.88%	2.94%
	Efficiency ratio:
	Noninterest expense (GAAP)	$226,756	$117,740
	Deduct: Intangible amortization expense	4,811	3,075
	Adjusted noninterest expense (non-GAAP)	$221,945	$114,665
	Net interest income - taxable equivalent basis (non-GAAP) (see above)	$226,557	$151,620
	Noninterest income	65,240	56,712
	Deduct: Debt securities gains (losses), net	342	1,993
	Adjusted total revenue (non-GAAP)	$291,455	$206,339
	Efficiency ratio (non-GAAP)	76.15%	55.57%
	Tangible common equity to tangible assets:
	Tangible shareholders' common equity (non-GAAP) (see above)	$2,843,786	$1,899,514
	Assets (GAAP)	$45,834,648	$23,744,451
Add:	Trust overdrafts	1	24
Deduct:	Goodwill	1,997,157	1,036,994
	Intangible assets	147,452	42,939
	Tangible assets (non-GAAP)	$43,690,040	$22,664,542
	Tangible common equity to tangible assets (non-GAAP)	6.51%	8.38%
(1)Calculated using management’s estimate of the annual fully taxable equivalent rates (federal and state).

EXECUTIVE SUMMARY
Old National completed its merger of equals with First Midwest on February 15, 2022 to create the sixth largest commercial bank headquartered in the Midwest. With approximately $46 billion of assets and $31 billion of assets under management, Old National ranks among the top 35 banking companies based in the U.S. and has been recognized as a World’s Most Ethical Company by the Ethisphere Institute for eleven consecutive years. Since its founding in 1834, Old National Bank has focused on community banking by building long-term, highly valued partnerships with clients and in the communities it serves. In addition to providing extensive services in retail and commercial banking, Old National offers comprehensive wealth management, investment, and capital market services.

During the first quarter of 2022, net loss applicable to common shareholders was $(29.6) million, or $(0.13) per diluted common share. Net income applicable to common shareholders was $86.8 million, or $0.52 per diluted common share, for the first quarter of 2021.

During the first quarter of 2022, we recorded provision for credit losses of $97.6 million, which included $96.3 million of initial provision for credit losses related to the allowance for credit losses established on acquired non-PCD loans associated with the merger with First Midwest. In addition, we recorded $52.3 million of merger-related expenses, including $11.0 million attributable to the provision for credit losses on unfunded loan commitments.

We achieved strong fundamental results during the first quarter of 2022.
Loans:  Our loan balances, excluding loans held for sale, increased $14.734 billion to $28.336 billion at March 31, 2022 compared to $13.602 billion at December 31, 2021.  This was primarily driven by our merger with First Midwest in February of 2022 and strong commercial production.  We reported total commercial loan production of $1.5 billion in the first quarter of 2022 and the commercial loan pipeline totaled $5.4 billion at March 31, 2022.
Net Interest Income: Net interest income increased $74.7 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, and $76.0 million compared to the fourth quarter of 2021 primarily due to higher average earning assets from the merger and loan growth, higher accretion income, and lower costs of average interest-bearing liabilities. Partially offsetting these increases were lower interest and fees related to PPP loans, as well as higher average interest-bearing liabilities.
Noninterest Income:  Noninterest income increased $8.5 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, and $13.8 million compared to the fourth quarter of 2021. The increases were primarily due to noninterest income attributable to the First Midwest merger, partially offset by lower mortgage banking revenues.
Expenses:  Noninterest expenses increased $109.0 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, and $94.8 million compared to the fourth quarter of 2021. The increases were primarily due to operating expenses attributable to the First Midwest merger and also included $52.3 million of merger-related charges, including $11.0 million attributable to the provision for credit losses on unfunded loan commitments. Merger-related charges totaled $6.7 million in the fourth quarter of 2021.
Pandemic Update
As previously disclosed, the COVID-19 pandemic has created economic and financial disruptions that continue to adversely affect our operations during the three months ended March 31, 2022. Our historically careful underwriting practices, diverse and granular portfolios, and Midwest-based footprint have helped minimize any adverse impact to Old National. The pandemic appears to be slowly receding, and thus becoming less disruptive on the Company’s business, financial condition, results of operations, and its clients as of March 31, 2022.

RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National:

	Three Months Ended March 31,		%
(dollars in thousands)	2022	2021	Change
Income Statement Summary:
Net interest income	$222,785	$148,120	50.4%
Provision for credit losses	97,569	(17,356)	(662.2)
Noninterest income	65,240	56,712	15.0
Noninterest expense	226,756	117,740	92.6
Other Data:
Return on average common equity	(2.89)%	11.69%
Return on tangible common equity (1)	(3.61)	18.77
Return on average tangible common equity (1)	(4.03)	18.88
Efficiency ratio (1)	76.15	55.57
Tier 1 leverage ratio	10.58	8.33
Net charge-offs (recoveries) to average loans	0.05	—
(1)Represents a non-GAAP financial measure.  Refer to “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.
Net Interest Income
Net interest income is the most significant component of our earnings, comprising 77% of revenues for the three months ended March 31, 2022.  Net interest income and net interest margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations.  Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of interest-earning assets and interest-bearing liabilities.

Interest rates increased significantly during the first quarter of 2022 with the rate on the 2-Year U.S. Treasury increasing 160 basis points from 0.73% to 2.34%. The Federal Reserve’s Federal Funds Rate increased 25 basis points to a target range of 0.25% to 0.50%, with the Effective Federal Funds Rate at 0.33% at March 31, 2022. The Federal Reserve is expected to continue to increase the Federal Funds Rate throughout 2022 and into 2023. If interest rates increase, our interest rate spread may improve, which may result in an increase in our net interest income. If interest rates decline, our interest rate spread could decline, which may result in a decrease in our net interest income. However, management has taken balance sheet restructuring, derivative, and deposit pricing actions to help mitigate this risk.
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

(Tax equivalent basis, dollars in thousands)	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
Earning Assets	Average Balance	Income (1)/ Expense	Yield/ Rate	Average Balance	Income (1)/ Expense	Yield/ Rate
Money market and other interest-earning investments	$1,336,404	$308	0.09%	$370,087	$88	0.10%
Investment securities:
Treasury and government sponsored agencies	2,195,470	8,219	1.50%	1,155,525	4,885	1.69%
Mortgage-backed securities	4,869,038	24,377	2.00%	3,312,311	15,833	1.91%
States and political subdivisions	1,738,652	13,637	3.14%	1,478,143	12,200	3.30%
Other securities	605,552	4,144	2.74%	453,411	2,743	2.42%
Total investment securities	9,408,712	50,377	2.14%	6,399,390	35,661	2.23%
Loans: (2)
Commercial	5,893,907	55,283	3.75%	3,974,762	35,568	3.58%
Commercial real estate	8,749,162	77,408	3.54%	5,980,774	55,746	3.73%
Residential real estate loans	3,990,716	33,986	3.41%	2,273,859	21,347	3.76%
Consumer	2,104,652	21,915	4.22%	1,602,780	14,327	3.63%
Total loans	20,738,437	188,592	3.64%	13,832,175	126,988	3.68%
Total earning assets	31,483,553	$239,277	3.04%	20,601,652	$162,737	3.16%
Less: Allowance for credit losses	(168,175)			(133,869)
Non-Earning Assets
Cash and due from banks	268,836			288,623
Other assets	3,480,640			2,486,604
Total assets	$35,064,854			$23,243,010

Interest-Bearing Liabilities
Checking and NOW accounts	$6,784,653	$596	0.04%	$4,975,487	$625	0.05%
Savings accounts	5,302,015	589	0.05%	3,495,319	487	0.06%
Money market accounts	3,778,682	691	0.07%	2,033,460	428	0.09%
Time deposits	1,745,153	1,318	0.31%	1,081,248	1,619	0.61%
Total interest-bearing deposits	17,610,503	3,194	0.07%	11,585,514	3,159	0.11%
Federal funds purchased and interbank borrowings	1,113	—	0.01%	1,144	—	—%
Securities sold under agreements to repurchase	449,939	96	0.09%	398,662	120	0.12%
FHLB advances	2,589,984	5,963	0.93%	1,925,352	5,409	1.14%
Other borrowings	432,434	3,467	3.21%	263,010	2,429	3.69%
Total borrowed funds	3,473,470	9,526	1.11%	2,588,168	7,958	1.25%
Total interest-bearing liabilities	$21,083,973	$12,720	0.24%	$14,173,682	$11,117	0.32%

Noninterest-Bearing Liabilities and Shareholders' Equity
Demand deposits	$9,294,876			$5,756,277
Other liabilities	467,589			343,073
Shareholders' equity	4,218,416			2,969,978
Total liabilities and shareholders' equity	$35,064,854			$23,243,010

Net interest income - taxable equivalent basis		$226,557	2.88%		$151,620	2.94%
Taxable equivalent adjustment		(3,772)			(3,500)
Net interest income (GAAP)		$222,785	2.83%		$148,120	2.88%
(1)Interest income is reflected on a fully taxable equivalent basis.
(2)Includes loans held for sale.

The following table presents the dollar amount of changes in taxable equivalent net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid.

	From Three Months Ended March 31, 2021 to Three Months Ended March 31, 2022
	Total Change (1)	Attributed to
(dollars in thousands)		Volume	Rate
Interest Income
Money market and other interest-earning investments	$220	$228	$(8)
Investment securities (2)	14,716	16,440	(1,724)
Loans (2)	61,604	63,199	(1,595)
Total interest income	76,540	79,867	(3,327)
Interest Expense
Checking and NOW deposits	(29)	188	(217)
Savings deposits	102	228	(126)
Money market deposits	263	368	(105)
Time deposits	(301)	766	(1,067)
Securities sold under agreements to repurchase	(24)	14	(38)
FHLB advances	554	1,718	(1,164)
Other borrowings	1,038	1,462	(424)
Total interest expense	1,603	4,744	(3,141)
Net interest income	$74,937	$75,123	$(186)
(1)The variance not solely due to rate or volume is allocated equally between the rate and volume variances.
(2)Interest on investment securities and loans includes the effect of taxable equivalent adjustments of $2.7 million and $1.1 million, respectively, during the three months ended March 31, 2022 using the federal statutory rate in effect of 21%.
The increase in net interest income for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021 was primarily due to higher average earning assets from the merger and loan growth, higher accretion income, and lower costs of average interest-bearing liabilities. Partially offsetting these increases were lower interest and fees related to PPP loans, higher average interest-bearing liabilities, and lower yields on average earning assets. Accretion income associated with acquired loans and borrowings totaled $15.9 million in the three months ended March 31, 2022, compared to $4.7 million in the three months ended March 31, 2021. Net interest income included interest and net fees on PPP loans totaling $3.7 million for the three months ended March 31, 2022, compared to $12.6 million for the three months ended March 31, 2021. Unamortized fees on remaining PPP loans totaled $3.0 million at March 31, 2022.
The 6 basis point decrease in the net interest margin on a fully taxable equivalent basis for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021 was primarily due to lower yields on interest earning assets, partially offset by lower costs of interest-bearing liabilities. The yield on interest earning assets decreased 12 basis points and the cost of interest-bearing liabilities decreased 8 basis points in the quarterly year-over-year comparison.  The yield on interest earning assets is calculated by dividing annualized taxable equivalent net interest income by average interest earning assets while the cost of interest-bearing liabilities is calculated by dividing annualized interest expense by average interest-bearing liabilities.  Accretion income represented 20 basis points of the net interest margin in the three months ended March 31, 2022, compared to 9 basis points for the three months ended March 31, 2021.
Average earning assets were $31.484 billion for the three months ended March 31, 2022, compared to $20.602 billion for the three months ended March 31, 2021, an increase of $10.882 billion, or 53%. The increase in average earning assets was primarily due to the merger with First Midwest in February 2022. In addition, loan growth contributed to the increase in average earning assets.
Average loans including loans held for sale increased $6.906 billion for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021 primarily due to the First Midwest merger in February 2022. In addition, organic loan growth, primarily within commercial loans, contributed to growth in average loans including loans held for sale.

Average investments increased $3.009 billion for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021 reflecting the First Midwest merger in February 2022 and excess liquidity.
Average noninterest-bearing and interest bearing deposits increased $3.539 billion and $6.025 billion, respectively, for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021. This growth was primarily driven by the First Midwest merger in February 2022.
Average borrowed funds increased $885.3 million for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021, driven by the First Midwest merger in February 2022.
Provision for Credit Losses
Old National recorded provision for credit losses of $97.6 million for the three months ended March 31, 2022, compared to $17.4 million provision for credit losses recapture for the three months ended March 31, 2021. Net charge-offs on loans totaled $2.8 million during the three months ended March 31, 2022, compared to net recoveries of $5 thousand for the three months ended March 31, 2021.  The provision for credit losses expense in the three months ended March 31, 2022 included $96.3 million of initial provision for credit losses on acquired non-PCD loans associated with the First Midwest merger. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, provision expense may be volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.
Noninterest Income
We generate revenues in the form of noninterest income through client fees, sales commissions, and gains and losses from our core banking franchise and other related businesses, such as wealth management, investment consulting, and investment products.  The following table details the components in noninterest income:

	Three Months Ended March 31,		%
(dollars in thousands)	2022	2021	Change
Wealth management fees	$14,630	$9,708	50.7%
Service charges on deposit accounts	14,726	8,124	81.3
Debit card and ATM fees	6,899	5,143	34.1
Mortgage banking revenue	7,245	16,525	(56.2)
Investment product fees	7,322	5,864	24.9
Capital markets income	4,442	3,715	19.6
Company-owned life insurance	3,524	2,714	29.8
Debt securities gains (losses), net	342	1,993	(82.8)
Other income	6,110	2,926	108.8
Total noninterest income	$65,240	$56,712	15.0%
Noninterest income increased $8.5 million for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021 primarily due to the First Midwest merger in February 2022. The increase in noninterest income was partially offset by lower mortgage banking revenue which was impacted by the rate environment, normalizing gain on sale margins, and a higher mix of portfolio production.

Noninterest Expense
The following table details the components in noninterest expense:

	Three Months Ended March 31,		%
(dollars in thousands)	2022	2021	Change
Salaries and employee benefits	$124,147	$68,117	82.3%
Occupancy	21,019	14,872	41.3
Equipment	5,168	3,969	30.2
Marketing	4,276	2,062	107.4
Data processing	18,762	12,353	51.9
Communication	3,417	2,878	18.7
Professional fees	19,791	2,724	626.5
FDIC assessment	2,575	1,607	60.2
Amortization of intangibles	4,811	3,075	56.5
Amortization of tax credit investments	1,516	1,202	26.1
Other expense	21,274	4,881	335.9
Total noninterest expense	$226,756	$117,740	92.6%
Noninterest expense increased $109.0 million for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021 reflecting the additional operating costs associated with the First Midwest merger, as well as $52.3 million of merger-related expenses, including $11.0 million of other expenses attributable to the provision for credit losses on unfunded loan commitments.
Amortization of tax credit investments increased $0.3 million and for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021. The recognition of tax credit amortization expense is contingent upon the successful completion of the rehabilitation of a historic building or completion of a solar project within the reporting period. Many factors including weather, labor availability, building regulations, inspections, and other unexpected construction delays related to a rehabilitation project can cause a project to exceed its estimated completion date.  See Note 11 to the consolidated financial statements for additional information on our tax credit investments.
Provision for Income Taxes
We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes.  The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by a tax benefit from our tax credit investments and interest on tax-exempt securities and loans.  The provision for income taxes, as a percentage of pre-tax income (loss), was 24.0% for the three months ended March 31, 2022, compared to 16.9% for the three months ended March 31, 2021.  In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at March 31, 2022 based on the current estimate of the effective annual rate.  Based on the current estimate, the higher effective tax rate during the three months ended March 31, 2022 when compared to the three months ended March 31, 2021 reflected higher post-merger estimated state effective tax rates. An additional benefit of $1.2 million related to share-based payments and a one-time benefit of $0.9 million due to the remeasurement of the Company’s deferred taxes post-merger both increased the effective tax rate for the quarter since the Company reflected a pretax loss, but are expected to reduce the overall full-year tax rate once the Company is in a pretax income position.  See Note 17 to the consolidated financial statements for additional information.
FINANCIAL CONDITION
Overview
At March 31, 2022, our assets were $45.835 billion, a $21.381 billion increase compared to assets of $24.454 billion at December 31, 2021.  The increase was driven by the merger with First Midwest in February of 2022.
We have observed signs of an economic recovery in the United States, with jobs, consumer spending, manufacturing, and other indicators rebounding from their weakest levels. Our historically careful underwriting practices, diverse and granular portfolios, and Midwest-based footprint have helped minimize any adverse impact to

Old National. The pandemic appears to be slowly receding, and thus becoming less disruptive on the Company’s business, financial condition, results of operations, and its clients as of March 31, 2022.
Earning Assets
Our earning assets are comprised of investment securities, portfolio loans, loans held for sale, money market investments, interest earning accounts with the Federal Reserve, and equity securities.  Earning assets were $41.124 billion at March 31, 2022, a $19.273 billion increase compared to earning assets of $21.851 billion at December 31, 2021 driven by the merger with First Midwest in February of 2022.
Investment Securities
We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements. During the first quarter of 2022, we transferred $2.039 billion of securities available-for-sale to held-to-maturity in light of the rate environment.
Equity securities are recorded at fair value and totaled $67.6 million at March 31, 2022 compared to $13.2 million at December 31, 2021. The increase in equity securities was driven by the merger with First Midwest in February of 2022.
At March 31, 2022, the investment securities portfolio, including equity securities, was $11.191 billion compared to $7.565 billion at December 31, 2021, an increase of $3.626 billion.  Investment securities represented 27% of earning assets at March 31, 2022, compared to 35% at December 31, 2021.  Stronger commercial loan demand in the future could result in management’s decision to reduce the securities portfolio.  At March 31, 2022, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.
The investment securities available-for-sale portfolio had net unrealized losses of $413.6 million at March 31, 2022, compared to net unrealized losses of $6.0 million at December 31, 2021.  Net unrealized losses increased from December 31, 2021 to March 31, 2022 primarily due to an increase in rates impacting market values for mortgage-backed, U.S. government-sponsored entities and agencies, and tax exempt municipal securities.
The investment portfolio had an effective duration of 4.41 at March 31, 2022, compared to 4.26 at December 31, 2021.  Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates.  Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage.  The annualized average yields on investment securities, on a taxable equivalent basis, were 2.14% for the three months ended March 31, 2022, compared to 2.23% for the three months ended March 31, 2021.
Loans Held for Sale
Mortgage loans held for immediate sale in the secondary market were $39.4 million at March 31, 2022, compared to $35.5 million at December 31, 2021.  Certain mortgage loans are committed for sale at or prior to origination at a contracted price to an outside investor.  Other mortgage loans held for immediate sale are hedged with TBA forward agreements and committed for sale when they are ready for delivery and remain on the Company’s balance sheet for a short period of time (typically 30 to 60 days).  These loans are sold without recourse, beyond customary representations and warranties, and Old National has not experienced material losses arising from these sales.  Mortgage originations are subject to volatility due to interest rates and home sales, among other factors.
We have elected the fair value option prospectively for residential loans held for sale.  The aggregate fair value of residential loans held for sale was approximately equal to the unpaid principal balance at March 31, 2022. The aggregate fair value of residential loans held for sale exceeded the unpaid principal balance by $1.3 million at December 31, 2021.
Commercial and Commercial Real Estate Loans
Commercial and commercial real estate loans are the largest classifications within earning assets, representing 49% of earning assets at March 31, 2022, compared to 45% at December 31, 2021.  At March 31, 2022, commercial and commercial real estate loans were $19.962 billion, an increase of $10.190 billion compared to December 31, 2021 driven by the merger with First Midwest in February of 2022.

The following table provides detail on commercial loans by industry classification (as defined by the North American Industry Classification System) and by loan size.

	March 31, 2022			December 31, 2021
(dollars in thousands)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By Industry:
Manufacturing	$1,794,615	$2,755,760	$8,160	$612,873	$1,152,774	$6,689
Construction	567,828	1,307,893	1,315	310,649	744,610	1,429
Health care and social assistance	1,334,574	1,764,097	3,489	376,664	550,400	444
Public administration	243,156	349,461	—	247,770	357,310	—
Wholesale trade	871,921	1,382,093	1,539	240,618	438,357	1,598
Educational services	246,473	393,715	—	216,384	295,065	—
Other services	166,341	355,785	2,352	121,577	260,413	2,542
Professional, scientific, and technical services	472,724	786,775	4,895	141,364	279,185	937
Finance and insurance	349,687	616,008	1,758	162,920	232,847	44
Retail trade	254,935	453,572	1,820	131,303	289,478	945
Real estate rental and leasing	559,708	905,727	2,045	204,612	347,991	504
Transportation and warehousing	301,533	476,701	1,337	134,072	243,086	1,594
Administrative and support and waste management and remediation services	325,574	524,093	5,288	86,307	149,417	—
Agriculture, forestry, fishing, and hunting	229,063	385,325	5,748	114,699	164,364	1,521
Accommodation and food services	460,892	573,514	1,722	78,689	108,724	2,399
Utilities	34,422	88,092	—	26,322	75,439	—
Arts, entertainment, and recreation	144,271	205,102	1,892	71,055	110,574	2,189
Information	138,504	192,549	2,062	43,713	78,877	1,809
Mining	34,832	65,359	5	30,161	62,231	5
Management of companies and enterprises	27,947	56,691	—	15,124	36,046	—
Other	65,253	148,473	1,076	24,893	24,943	—
Total	$8,624,253	$13,786,785	$46,503	$3,391,769	$6,002,131	$24,649

By Loan Size:
Less than $200,000	6%	5%	5%	8%	6%	7%
$200,000 to $1,000,000	15	15	41	18	16	42
$1,000,000 to $5,000,000	27	29	42	31	29	51
$5,000,000 to $10,000,000	16	17	12	15	16	—
$10,000,000 to $25,000,000	30	25	—	18	18	—
Greater than $25,000,000	6	9	—	10	15	—
Total	100%	100%	100%	100%	100%	100%

The following table provides detail on commercial real estate loans classified by property type.

	March 31, 2022		December 31, 2021
(dollars in thousands)	Outstanding	%	Outstanding	%
By Property Type:
Multifamily	$3,633,564	32%	$1,995,803	31%
Retail	1,898,268	17	1,037,034	16
Office	1,602,155	14	1,018,973	16
Warehouse / Industrial	1,669,751	15	851,956	14
Single family	420,369	4	333,221	5
Other (1)	2,113,628	18	1,143,687	18
Total	$11,337,735	100%	$6,380,674	100%
(1)    Other includes construction and land development properties, senior housing properties, religion properties, and mixed use properties.
Residential Real Estate Loans
At March 31, 2022, residential real estate loans held in our loan portfolio were $5.706 billion, an increase of $3.451 billion compared to December 31, 2021 driven by the merger with First Midwest in February of 2022.  Future increases in interest rates could result in a decline in the level of refinancings and new originations of residential real estate loans.
Consumer Loans
Consumer loans, including automobile loans and personal and home equity loans and lines of credit, increased $1.094 billion to $2.668 billion at March 31, 2022 compared to December 31, 2021 driven by the merger with First Midwest in February of 2022.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets at March 31, 2022 totaled $2.145 billion, an increase of $1.073 billion from December 31, 2021. In February 2022, we recorded $1.078 billion of goodwill and other intangible assets associated with the merger of First Midwest.
Other Assets
Other assets at March 31, 2022 increased $366.3 million from December 31, 2021 primarily due to higher net deferred tax assets related to net unrealized losses on investment securities and allowance for credit losses on loans and higher miscellaneous investments associated with the First Midwest merger.
Funding
Total funding, comprised of deposits and wholesale borrowings, was $39.955 billion at March 31, 2022, an increase of $18.811 billion from $21.144 billion at December 31, 2021 driven by the merger with First Midwest in February of 2022.  Included in total funding were deposits of $35.607 billion at March 31, 2022, an increase of $17.038 billion from $18.569 billion at December 31, 2021. Compared to December 31, 2021, noninterest-bearing deposits increased $6.160 billion, interest-bearing checking and NOW deposits increased $2.958 billion, savings deposits increased $3.073 billion, money market deposits increased $3.263 billion, and time deposits increased $1.584 billion.
We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position.  At March 31, 2022, wholesale borrowings, including federal funds purchased and interbank borrowings, securities sold under agreements to repurchase, FHLB advances, and other borrowings, totaled $4.348 billion, an increase of $1.772 billion from December 31, 2021.  Wholesale funding as a percentage of total funding was 11% at March 31, 2022 and 12% at December 31, 2021.  The increase in wholesale funding from December 31, 2021 to March 31, 2022 was driven by the merger with First Midwest in February of 2022.

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at March 31, 2022 increased $192.7 million from December 31, 2021 primarily due to higher derivative liabilities and accrued expenses and other liabilities associated with the First Midwest merger.
Capital
Shareholders’ equity totaled $5.232 billion at March 31, 2022, compared to $3.012 billion at December 31, 2021.  In relation to the merger of equals transaction, Old National issued 108,000 shares of Old National Series A Preferred Stock and 122,500 shares of Old National Series C Preferred Stock. Old National entered into two deposit agreements, each dated as of February 15, 2022, by and among Old National, Continental Stock Transfer & Trust Company, as depository, and the holders from time to time of the depositary receipts in connection with the issuance of the Old National Preferred Stock. Pursuant to the deposit agreements, Old National issued 4,320,000 depositary shares, each representing a 1/40th interest in a share of Old National Series A Preferred Stock, and 4,900,000 depositary shares, each representing a 1/40th interest in a share of Old National Series C Preferred Stock.
Shareholders’ equity at March 31, 2022 included $2.446 billion from the 129.4 million shares of Common Stock that were issued in conjunction with the merger with First Midwest. The change in unrealized gains (losses) on available-for-sale investment securities decreased equity by $311.4 million during the three months ended March 31, 2022. Old National repurchased 3.5 million shares of Common Stock in the three months ended March 31, 2022 under a stock repurchase plan that was approved by the Company’s Board of Directors, which reduced equity by $63.8 million. Old National also paid cash dividends of $0.14 per common share in the three months ended March 31, 2022, which reduced equity by $40.8 million.
Capital Adequacy
Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At March 31, 2022, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of “well-capitalized” based on the most recent regulatory definition.
Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

	Regulatory Guidelines Minimum	March 31,		December 31,
		2022	2021	2021
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	10.58%	8.33%	8.59%
Common equity Tier 1 capital to risk-adjusted total assets	7.00	10.04	12.01	12.04
Tier 1 capital to risk-adjusted total assets	8.50	10.79	12.01	12.04
Total capital to risk-adjusted total assets	10.50	12.19	12.84	12.77
Shareholders' equity to assets	N/A	11.42	12.55	12.32

Old National Bank, Old National’s bank subsidiary, maintained a strong capital position as evidenced by the following comparisons of key industry ratios.

	Regulatory Guidelines Minimum	Prompt Corrective Action "Well Capitalized" Guidelines	March 31,		December 31,
			2022	2021	2021
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	5.00%	10.07%	8.74%	8.81%
Common equity Tier 1 capital to risk-adjusted total assets	7.00	6.50	10.28	12.42	12.34
Tier 1 capital to risk-adjusted total assets	8.50	8.00	10.28	12.42	12.34
Total capital to risk-adjusted total assets	10.50	10.00	10.89	12.98	12.82
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
RISK MANAGEMENT
Overview
Old National has adopted a Risk Appetite Statement to enable the Board of Directors, Executive Leadership Team, and Senior Management to better assess, understand, monitor, and mitigate the risks of Old National.  The Risk Appetite Statement addresses the following major risks:  strategic, market, liquidity, credit, operational/technology/cybersecurity, talent management, regulatory/compliance/legal, and reputational.  Our Chief Risk Officer is independent of management and reports directly to the Chair of the Board’s Enterprise Risk Management Committee.  The following discussion addresses these major risks: credit, market, liquidity, operational/technology/cybersecurity, and regulatory/compliance/legal.
Credit Risk
Credit risk represents the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms.  Our primary credit risks result from our investment and lending activities.
Investment Activities
We carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral.  At March 31, 2022, we had pooled trust preferred securities with a fair value of $9.7 million, or less than 1% of the available-for-sale securities portfolio.  These securities remained classified as available-for-sale and the unrealized loss on our pooled trust preferred securities was $4.1 million at March 31, 2022. The fair value of these securities is expected to improve as we get closer to maturity, but may be adversely impacted by credit deterioration.
All of our mortgage-backed securities are backed by U.S. government-sponsored or federal agencies.  Municipal bonds, corporate bonds, and other debt securities are evaluated by reviewing the credit-worthiness of the issuer and general market conditions.  See Note 5 to the consolidated financial statements for additional details about our investment security portfolio.
Counterparty Exposure
Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation.  We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry.  Old National manages exposure to counterparty risk in connection with its derivatives transactions by generally engaging in transactions with counterparties having ratings of at least “A” by Standard & Poor’s Rating Service or “A2” by Moody’s Investors Service.  Total credit exposure is monitored by counterparty and managed within limits that management believes to be prudent. Old National’s net counterparty exposure was an asset of $1.452 billion at March 31, 2022.
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
Commercial mortgages and construction loans are offered to real estate investors, developers, and builders primarily domiciled in the geographic market areas we serve:  Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, and Wisconsin.  These loans are secured by first mortgages on real estate at LTV margins deemed appropriate for the property type, quality, location, and sponsorship.  Generally, these LTV ratios do not exceed 80%.  The commercial properties are predominantly non-residential properties such as retail centers, industrial properties and, to a lesser extent, more specialized properties.  Substantially all of our commercial real estate loans are secured by properties located in our primary market area.
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
Asset Quality
Community-based lending personnel, along with region-based independent underwriting and analytic support staff, extend credit under guidelines established and administered by management and overseen by our Enterprise Risk Committee.  This committee, which meets quarterly, is made up of independent outside directors.  The committee monitors credit quality through its review of information such as delinquencies, credit exposures, peer comparisons, problem loans, and charge-offs.  In addition, the committee provides oversight of loan policy changes as recommended by management to assure our policy remains appropriate for the current lending environment.
We lend to commercial and commercial real estate clients in many diverse industries including, among others, manufacturing, agribusiness, transportation, mining, wholesaling, and retailing.  Old National manages concentrations of credit exposure by industry, product, geography, client relationship, and loan size.  At March 31, 2022, our average commercial loan size was approximately $540,000 and our average commercial real estate loan size was approximately $1,100,000. In addition, while loans to lessors of residential and non-residential real estate exceed 10% of total loans, no individual sub-segment category within those broader categories reaches the 10% threshold.  At March 31, 2022, we had minimal exposure to foreign borrowers and no sovereign debt.  Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, and Wisconsin.
On February 15, 2022, Old National closed on its merger with First Midwest. As of the closing date of the transaction, First Midwest loans totaled $14.308 billion. Old National reviewed the acquired loans and determined that as of March 31, 2022, $254.5 million met the definition of criticized and $456.9 million were considered classified (of which $124.1 million are reported with nonaccrual loans). These loans are included in our summary of under-performing, criticized, and classified assets table below.

The following table presents a summary of under-performing, criticized, and classified assets:

	March 31,		December 31,
(dollars in thousands)	2022	2021	2021
Total nonaccrual loans	$227,925	$142,138	$106,691
TDRs still accruing	20,999	15,226	18,378
Total past due loans (90 days or more and still accruing)	1,646	49	7
Foreclosed assets	19,713	751	2,030
Total under-performing assets	$270,283	$158,164	$127,106
Classified loans (includes nonaccrual, TDRs still accruing, past due 90 days, and other problem loans)	$747,912	$302,501	$269,270
Other classified assets (1)	24,676	3,791	4,338
Criticized loans	507,689	246,365	235,910
Total criticized and classified assets	$1,280,277	$552,657	$509,518
Asset Quality Ratios:
Nonaccrual loans/total loans (2)	0.80%	1.02%	0.78%
Non-performing loans/total loans (2) (3)	0.88	1.13	0.92
Under-performing assets/total loans and other real estate owned	0.95	1.14	0.93
Under-performing assets/total assets	0.59	0.67	0.52
Allowance/under-performing assets	103.78	72.10	84.45
Allowance/nonaccrual loans	123.07	80.23	100.61
(1)Includes investment securities that fell below investment grade rating.
(2)Loans exclude loans held for sale.
(3)Non-performing loans include nonaccrual loans and TDRs still accruing.
Under-performing assets increased to $270.3 million at March 31, 2022, compared to $158.2 million at March 31, 2021 and $127.1 million at December 31, 2021 due to the First Midwest Merger.  Under-performing assets as a percentage of total loans and other real estate owned at March 31, 2022 were 0.95%, a 19 basis point decrease from 1.14% at March 31, 2021 and a 2 basis point increase from 0.93% at December 31, 2021.
Nonaccrual loans increased from December 31, 2021 to March 31, 2022 primarily due to nonaccrual loans related to the First Midwest merger totaling $124.1 million. As a percentage of nonaccrual loans, the allowance was 123.07% at March 31, 2022, compared to 80.23% at March 31, 2021 and 100.61% at December 31, 2021.
Total criticized and classified assets were $1.280 billion at March 31, 2022, an increase of $727.6 million from March 31, 2021, and an increase of $770.8 million from December 31, 2021. Criticized and classified assets related to the First Midwest merger totaled $711.4 million at March 31, 2022. Other classified assets include investment securities that fell below investment grade rating totaling $24.7 million at March 31, 2022, compared to $3.8 million at March 31, 2021 and $4.3 million at December 31, 2021.
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
For commercial TDRs, an allocation is established within the allowance for credit losses for the difference between the carrying value of the loan and its computed value.  To determine the computed value of the loan, one of the following methods is selected: (1) the present value of expected cash flows discounted at the loan’s original effective interest rate, (2) the loan’s observable market price, or (3) the fair value of the collateral, if the loan is collateral dependent.  The allocation is established as the difference between the carrying value of the loan and the collectable value.  If there are significant changes in the amount or timing of the loan’s expected future cash flows, the allowance allocation is recalculated and adjusted accordingly.
When a residential or consumer loan is identified as a TDR, the loan is typically written down to its collateral value less selling costs.
At March 31, 2022, TDRs consisted of $7.0 million of commercial loans, $32.4 million of commercial real estate loans, $0.1 million of BBCC loans, $2.4 million of residential real estate loans, $2.7 million of direct consumer loans, and $0.2 million of home equity loans totaling $44.8 million. TDRs included within nonaccrual loans totaled $23.8 million at March 31, 2022. At December 31, 2021, TDRs consisted of $7.4 million of commercial loans, $17.2 million of commercial real estate loans, $0.1 million of BBCC loans, $2.4 million of residential real estate loans, $2.7 million of direct consumer loans, and $0.2 million of home equity loans, totaling $30.0 million. TDRs included within nonaccrual loans totaled $11.7 million at December 31, 2021.
Old National has established specific allowances for credit losses for clients whose loan terms have been modified as TDRs totaling $6.2 million at March 31, 2022 and $0.7 million of December 31, 2021.  Old National had not committed to lend any additional funds to clients with outstanding loans that were classified as TDRs at March 31, 2022 or December 31, 2021.
The terms of certain other loans were modified during 2022 and 2021 that did not meet the definition of a TDR.  It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have extended the maturity date.  In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification.  The evaluation is performed under our internal underwriting policy.  We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral, or a bona fide guarantee.  We also consider whether the modification was insignificant relative to the other terms of the agreement or the delay in a payment.
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
Allowance for Credit Losses on Loans and Unfunded Commitments
Net charge-offs on loans totaled $2.8 million during the three months ended March 31, 2022, compared to net recoveries of $5 thousand for the three months ended March 31, 2021. Annualized, net charge-offs (recoveries) to average loans were 0.05% for the three months ended March 31, 2022, compared to 0.00% for the three months ended March 31, 2021. Management will continue its efforts to reduce the level of non-performing loans and may consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for credit losses on loans.
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
The allowance for credit losses for loans was $280.5 million at March 31, 2022, compared to $107.3 million at December 31, 2021. The increase reflects the initial allowance for credit losses established for acquired PCD loans totaling $78.5 million related to the First Midwest merger. In addition, the provision for credit losses expense in the three months ended March 31, 2022 included $96.3 million of initial provision for credit losses required on acquired non-PCD loans associated with the First Midwest merger. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, provision expense may be volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.
We maintain an allowance for credit losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a drawdown on the commitment.  The allowance for credit losses on unfunded loan commitments is classified as a liability account on the balance sheet within accrued expenses and other liabilities, while the corresponding provision for these credit losses is recorded as a component of other expense. The allowance for credit losses on unfunded loan commitments totaled $22.0 million at March 31, 2022, compared to $10.9 million at December 31, 2021. The increase in the allowance for credit losses on unfunded loan commitments was driven by the merger with First Midwest in February of 2022.
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
In managing interest rate risk, we establish guidelines for asset and liability management, including measurement of short and long-term sensitivities to changes in interest rates, which is reviewed with the Enterprise Risk Committee of our Board of Directors. Based on the results of our analysis, we may use different techniques to manage changing trends in interest rates including:
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

The following table illustrates our projected net interest income sensitivity over a two year cumulative horizon based on the asset/liability model at March 31, 2022 and 2021:

	Immediate Rate Decrease		Immediate Rate Increase
(dollars in thousands)	-50 Basis Points	Base	+100 Basis Points	+200 Basis Points	+300 Basis Points
March 31, 2022
Projected interest income:
Money market, other interest earning investments, and investment securities	$533,997	$569,202	$638,295	$707,979	$777,163
Loans	1,731,088	1,859,527	2,164,693	2,472,574	2,779,620
Total interest income	2,265,085	2,428,729	2,802,988	3,180,553	3,556,783
Projected interest expense:
Deposits	20,705	44,541	191,499	338,619	485,736
Borrowings	144,111	171,141	235,103	301,239	367,374
Total interest expense	164,816	215,682	426,602	639,858	853,110
Net interest income	$2,100,269	$2,213,047	$2,376,386	$2,540,695	$2,703,673
Change from base	$(112,778)		$163,339	$327,648	$490,626
% change from base	(5.10)%		7.38%	14.81%	22.17%

March 31, 2021
Projected interest income:
Money market, other interest earning investments, and investment securities	$270,193	$288,545	$318,888	$343,019	$365,408
Loans	844,833	876,653	1,010,509	1,143,990	1,276,637
Total interest income	1,115,026	1,165,198	1,329,397	1,487,009	1,642,045
Projected interest expense:
Deposits	16,722	26,253	106,561	187,088	267,612
Borrowings	57,669	66,383	101,414	136,886	175,013
Total interest expense	74,391	92,636	207,975	323,974	442,625
Net interest income	$1,040,635	$1,072,562	$1,121,422	$1,163,035	$1,199,420
Change from base	$(31,927)		$48,860	$90,473	$126,858
% change from base	(2.98)%		4.56%	8.44%	11.83%
Our asset sensitivity increased year over year primarily due to deposit growth, higher mix of floating rate loans, and changes in our hedging strategies.
A key element in the measurement and modeling of interest rate risk is the re-pricing assumptions of our transaction deposit accounts, which have no contractual maturity dates. Because the models are driven by expected behavior in various interest rate scenarios and many factors besides market interest rates affect our net interest income, we recognize that model outputs are not guarantees of actual results. For this reason, we model many different combinations of interest rates and balance sheet assumptions to understand our overall sensitivity to market interest rate changes, including shocks, ramps, yield curve flattening, yield curve steepening, as well as forecasts of likely interest rate scenarios tested. At March 31, 2022, our projected net interest income sensitivity based on the asset/liability models we utilize was within the limits of our interest rate risk policy for the scenarios tested.

We use cash flow and fair value hedges, primarily interest rate swaps, collars, and floors, to mitigate interest rate risk. Derivatives designated as hedging instruments were in a net liability position with a fair value loss of $16.8 million at March 31, 2022, compared to a net asset position with a fair value gain of $1.3 million at December 31, 2021.  See Note 18 to the consolidated financial statements for further discussion of derivative financial instruments.

Liquidity Risk
Liquidity risk arises from the possibility that we may not be able to satisfy current or future financial commitments, or may become unduly reliant on alternative funding sources.  We establish liquidity risk guidelines that we review with the Enterprise Risk Committee of our Board of Directors and monitor through our Balance Sheet Management Committee.  The objective of liquidity management is to ensure we have the ability to fund balance sheet growth and meet deposit and debt obligations in a timely and cost-effective manner.  Management monitors liquidity through a regular review of asset and liability maturities, funding sources, and loan and deposit forecasts.  We maintain strategic and contingency liquidity plans to ensure sufficient available funding to satisfy requirements for balance sheet growth, properly manage capital markets’ funding sources and to address unexpected liquidity requirements. On June 5, 2020, we filed an automatic shelf registration statement with the SEC that permits us to issue an unspecified amount of debt or equity securities.
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
A maturity schedule for Old National Bank’s time deposits is shown in the following table at March 31, 2022.

(dollars in thousands)
Maturity Bucket	Amount	Rate
2022	$1,733,749	0.28%
2023	466,735	0.48
2024	161,567	0.78
2025	87,743	0.68
2026	70,372	0.49
2026 and beyond	23,845	0.74
Total	$2,544,011	0.37%
Our ability to acquire funding at competitive prices is influenced by rating agencies’ views of our credit quality, liquidity, capital, and earnings.  Moody’s Investors Service places us in an investment grade that indicates a low risk of default.  For both Old National and Old National Bank:
•Moody’s Investors Service affirmed the Long-Term Rating of “A3” for Old National’s senior unsecured/issuer rating on February 16, 2022.
•Moody’s Investors Service affirmed Old National Bank’s long-term deposit rating of “Aa3” on February 16, 2022.  The bank’s short-term deposit rating was affirmed at “P-1” and the bank’s issuer rating was affirmed at “A3.”
Moody’s Investors Service concluded a rating review of Old National Bank on February 16, 2022.
The credit ratings of Old National and Old National Bank at March 31, 2022 are shown in the following table.

Moody's Investors Service
	Long-term	Short-term
Old National	A3	N/A
Old National Bank	Aa3	P-1

Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well.  At March 31, 2022, Old National and its subsidiaries had the following availability of liquid funds and borrowings:

(dollars in thousands)	Parent Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$566,567	$1,409,985
Unencumbered government-issued debt securities	—	3,228,145
Unencumbered investment grade municipal securities	—	783,906
Unencumbered corporate securities	—	320,762
Availability of borrowings:
Amount available from Federal Reserve discount window*	—	680,984
Amount available from Federal Home Loan Bank Indianapolis*	—	1,298,277
Total available funds	$566,567	$7,722,059
* Based on collateral pledged
Old National Bancorp has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows, and funds used for acquisitions.  Old National Bancorp can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit, and through the issuance of debt securities.  Additionally, Old National Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt and equity markets.  At March 31, 2022, Old National Bancorp’s other borrowings outstanding were $488.5 million. Management believes the Company has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval.  Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years.  Prior regulatory approval to pay dividends was not required in 2021 and is not currently required.
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

CRITICAL ACCOUNTING ESTIMATES
Our most significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.  Certain of these accounting policies require management to use significant judgment and estimates, which can have a material impact on the carrying value of certain assets and liabilities.  We consider these policies to be our critical accounting estimates.  The judgment and assumptions made are based upon historical experience, future forecasts, or other factors that management believes to be reasonable under the circumstances.  Because of the nature of the judgment and assumptions, actual results could differ from estimates, which could have a material effect on our financial condition and results of operations.
Business Combination and Goodwill
•Description.  For acquisitions, we are required to record the assets acquired, including identified intangible assets such as core deposit and customer trust relationship intangibles, and the liabilities assumed at their fair value. The difference between consideration and the net fair value of assets acquired is recorded as goodwill. Management uses significant estimates and assumptions to value such items, including projected cash flows, repayment rates, default rates and losses assuming default, discount rates, and realizable collateral values. The allowance for credit losses for PCD loans is recognized within acquisition accounting. The allowance for credit losses for non-PCD assets is recognized as provision for credit losses in the same reporting period as the acquisition. Fair value adjustments are amortized or accreted into the income statement over the estimated life of the acquired assets or assumed liabilities. The purchase date valuations and any subsequent adjustments determine the amount of goodwill recognized in connection with the acquisition. The use of different assumptions could produce significantly different valuation results, which could have material positive or negative effects on our results of operations. The carrying value of goodwill recorded must be reviewed for impairment on an annual basis, as well as on an interim basis if events or changes indicate that the asset might be impaired. An impairment loss must be recognized for any excess of carrying value over fair value of the goodwill.
•Judgments and Uncertainties.  The determination of fair values is based on valuations using management’s assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors. In addition, we engage third party specialists to assist in the development of fair values. Preliminary estimates of fair values may be adjusted for a period of time subsequent to the acquisition date if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Adjustments recorded during this period are recognized in the current reporting period. Management uses various valuation methodologies to estimate the fair value of these assets and liabilities, and often involves a significant degree of judgment, particularly when liquid markets do not exist for the particular item being valued. Examples of such items include loans, deposits, identifiable intangible assets, and certain other assets and liabilities.
•Effect if Actual Results Differ From Assumptions.  Changes in these factors, as well as downturns in economic or business conditions, could have a significant adverse impact on the carrying value of assets, including goodwill and liabilities, which could result in impairment losses affecting our financial statements as a whole and our banking subsidiary in which the goodwill resides.
•Pandemic. A prolonged COVID-19 pandemic, or any other epidemic that harms the global economy, U.S. economy, or the economies in which we operate could adversely affect our operations. Goodwill is especially susceptible to risk of impairment during prolonged periods of economic downturn.
For additional information regarding critical accounting estimates, see the section titled “Critical Accounting Estimates” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes in the Company’s application of critical accounting estimates related to allowance for credit losses for loans, derivative financial instruments, or income taxes since December 31, 2021.
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
Limitations on the Effectiveness of Controls.  Management, including our principal executive officer and principal financial officer, does not expect that Old National’s disclosure controls and internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.
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

PART II
OTHER INFORMATION
ITEM 1A.  RISK FACTORS
There have been no material changes from the risk factors disclosed in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
01/01/22 - 01/31/22	1,648	$19.66	—	$200,000,000
02/01/22 - 02/28/22	3,183,838	$18.02	3,015,244	$145,764,350
03/01/22 - 03/31/22	703,958	$18.12	526,203	$136,093,633
Total	3,889,444	$18.04	3,541,447	$136,093,633
(1)Consists of shares acquired pursuant to the Company’s Board-approved stock repurchase program referred to in note 2 to this table and the Company’s share-based incentive programs. Under the terms of the Company’s share-based incentive programs, the Company accepts previously owned shares of common stock surrendered to satisfy tax withholding obligations associated with the vesting of restricted stock.
(2)On February 17, 2022, the Company issued a press release announcing that its Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $200 million of the Company’s outstanding shares of common stock, as conditions warrant, through January 31, 2023.
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

3.2
Articles of Amendment to the Fifth Amended and Restated Articles of Incorporation of Old National authorizing additional shares of Old National capital stock (incorporated by reference to Exhibit 3.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2022).

3.3
Articles of Amendment to the Fifth Amended and Restated Articles of Incorporation of Old National designating the New Old National Series A Preferred Stock (incorporated by reference to Exhibit 3.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2022).

3.4
Articles of Amendment to the Fifth Amended and Restated Articles of Incorporation of Old National designating the New Old National Series C Preferred Stock (incorporated by reference to Exhibit 3.4 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2022).

3.5
Amended and Restated By-Laws of Old National, amended April 30, 2020 (incorporated by reference to Exhibit 3.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2020).

3.6
By-Laws Amendment to Amended and Restated By-Laws of Old National (incorporated by reference to Exhibit 3.6 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2022).

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

4.3
Deposit Agreement (Series A), dated February 15, 2022, among Old National, Continental Stock Transfer & Trust Company, acting as depositary, and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2022).

4.4
Deposit Agreement (Series C), dated February 15, 2022, among Old National, Continental Stock Transfer & Trust Company, acting as depositary, and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2022).

4.5
Form of Depositary Receipt-Series A (incorporated by reference to Exhibit 4.3 (included as part of Exhibit 4.1) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2022).

4.6
Form of Depositary Receipt-Series C (incorporated by reference to Exhibit 4.4 (included as part of Exhibit 4.2) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2022).

10.1(1)
Form of 2022 Relative TSR Performance Units Award Agreement between Old National and certain key associates pursuant to the Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan, as further amended is filed herewith.

10.2(1)
Form of 2022 ROATCE Performance Units Award Agreement between Old National and certain key associates pursuant to the Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan, as further amended is filed herewith.

10.3(1)
Form of 2022 Restricted Stock Award Agreements between Old National and certain key associates pursuant to the Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan, as further amended is filed herewith.

10.4(1)
Form of 2022 Performance Units Integration Award Agreement between Old National and certain key associates pursuant to the Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan, as further amended is filed herewith.

10.5(1)	Form of 2022 Letter Agreement between Old National and certain key employees providing for a cash retention and integration award is filed herewith.

10.6(1)
Letter Agreement, dated May 30, 2021, by and between Old National Bancorp and James C. Ryan III (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2021).

10.7(1)
Letter Agreement, dated May 30, 2021, by and between Old National Bancorp and James A. Sandgren (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2021).

10.8(1)
Letter Agreement, dated May 30, 2021, by and between First Midwest Bancorp, Inc. and Michael L. Scudder (incorporated by reference to Exhibit 10.1 of First Midwest’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2021).

10.9(1)
Letter Agreement, dated May 30, 2021, by and between First Midwest Bancorp, Inc. and Mark G. Sander (incorporated by reference to Exhibit 10.2 of First Midwest’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2021).

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

101
The following materials from Old National’s Form 10-Q Report for the quarterly period ended March 31, 2022, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from Old National’s Form 10-Q Report for the quarterly period ended March 31, 2022, formatted in inline XBRL and contained in Exhibit 101.
(1) Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD NATIONAL BANCORP
(Registrant)

By:	/s/ Brendon B. Falconer
Brendon B. Falconer
Senior Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

Date: May 4, 2022