Form 10-Q
period 2022-06-30
OLD NATIONAL BANCORP /IN/
filed 2022-08-03
CIK 707179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The registrant has one class of common stock (no par value) with 292,893,000 shares outstanding at June 30, 2022.

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
SEC:  Securities and Exchange Commission
TBA:  to be announced
TDR:  troubled debt restructuring

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS

(dollars and shares in thousands, except per share data)	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Cash and due from banks	$455,620	$172,663
Money market and other interest-earning investments	342,344	649,356
Total cash and cash equivalents	797,964	822,019
Equity securities, at fair value	55,879	13,211
Investment securities - available-for-sale, at fair value:
U.S. Treasury	402,783	235,584
U.S. government-sponsored entities and agencies	1,242,557	1,542,773
Mortgage-backed securities	4,827,708	3,698,831
States and political subdivisions	720,041	1,654,986
Other securities	374,612	249,892
Total investment securities - available-for-sale	7,567,701	7,382,066
Investment securities - held-to-maturity, at amortized cost (fair value $2,779,290 and $0, respectively)	3,084,186	—
Federal Home Loan Bank/Federal Reserve Bank stock, at cost	288,884	169,375
Loans held for sale, at fair value	26,217	35,458
Loans:
Commercial	8,923,983	3,391,769
Commercial real estate	11,796,503	6,380,674
Residential real estate	6,079,057	2,255,289
Consumer credit, net of unearned income	2,754,105	1,574,114
Total loans	29,553,648	13,601,846
Allowance for credit losses	(288,003)	(107,341)
Net loans	29,265,645	13,494,505
Premises and equipment, net	586,031	476,186
Operating lease right-of-use assets	192,196	69,560
Accrued interest receivable	157,079	84,109
Goodwill	1,991,534	1,036,994
Other intangible assets	140,281	34,678
Company-owned life insurance	769,595	463,324
Other assets	825,163	372,079
Total assets	$45,748,355	$24,453,564
Liabilities
Deposits:
Noninterest-bearing demand	$12,388,379	$6,303,106
Interest-bearing:
Checking and NOW	8,473,510	5,338,022
Savings	6,796,152	3,798,494
Money market	5,373,318	2,169,160
Time deposits	2,507,616	960,413
Total deposits	35,538,975	18,569,195
Federal funds purchased and interbank borrowings	1,561	276
Securities sold under agreements to repurchase	476,173	392,275
Federal Home Loan Bank advances	3,283,963	1,886,019
Other borrowings	622,714	296,670
Operating lease liabilities	215,188	76,236
Accrued expenses and other liabilities	530,998	220,875
Total liabilities	40,669,572	21,441,546
Shareholders' Equity
Preferred stock, 2,000 shares authorized, 231 and 0 shares issued and outstanding, respectively	230,500	—
Common stock, $1.00 per share stated value, 600,000 shares authorized, 292,893 and 165,838 shares issued and outstanding, respectively	292,893	165,838
Capital surplus	4,157,543	1,880,545
Retained earnings	966,980	968,010
Accumulated other comprehensive income (loss), net of tax	(569,133)	(2,375)
Total shareholders' equity	5,078,783	3,012,018
Total liabilities and shareholders' equity	$45,748,355	$24,453,564
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars and shares in thousands, except per share data)	2022	2021	2022	2021
Interest Income
Loans including fees:
Taxable	$285,249	$123,577	$469,264	$246,106
Nontaxable	4,802	3,171	8,309	6,528
Investment securities:
Taxable	51,459	24,401	88,868	48,532
Nontaxable	11,018	9,261	21,284	18,393
Money market and other interest-earning investments	1,830	48	2,138	136
Total interest income	354,358	160,458	589,863	319,695
Interest Expense
Deposits	5,187	2,732	8,381	5,891
Federal funds purchased and interbank borrowings	2	—	2	—
Securities sold under agreements to repurchase	85	95	181	215
Federal Home Loan Bank advances	6,925	5,218	12,888	10,627
Other borrowings	4,687	2,486	8,154	4,915
Total interest expense	16,886	10,531	29,606	21,648
Net interest income	337,472	149,927	560,257	298,047
Provision for credit losses	9,245	(4,929)	106,814	(22,285)
Net interest income after provision for credit losses	328,227	154,856	453,443	320,332
Noninterest Income
Wealth management fees	19,304	10,734	33,934	20,442
Service charges on deposit accounts	21,144	8,514	35,870	16,638
Debit card and ATM fees	10,402	5,583	17,301	10,726
Mortgage banking revenue	6,522	7,827	13,767	24,352
Investment product fees	8,568	6,042	15,890	11,906
Capital markets income	7,261	5,871	11,703	9,586
Company-owned life insurance	4,571	2,783	8,095	5,497
Debt securities gains (losses), net	(85)	692	257	2,685
Other income	11,430	3,462	17,540	6,388
Total noninterest income	89,117	51,508	154,357	108,220
Noninterest Expense
Salaries and employee benefits	161,817	72,640	285,964	140,757
Occupancy	26,496	14,054	47,515	28,926
Equipment	7,550	4,506	12,718	8,475
Marketing	9,119	2,632	13,395	4,694
Data processing	25,883	11,697	44,645	24,050
Communication	5,878	2,411	9,295	5,289
Professional fees	6,336	8,528	26,127	11,252
FDIC assessment	4,699	1,226	7,274	2,833
Amortization of intangibles	7,170	2,909	11,981	5,984
Amortization of tax credit investments	1,525	1,813	3,041	3,015
Other expense	20,922	7,202	42,196	12,083
Total noninterest expense	277,395	129,618	504,151	247,358
Income before income taxes	139,949	76,746	103,649	181,194
Income tax expense	24,964	13,960	16,250	31,590
Net income	114,985	62,786	87,399	149,604
Preferred dividends	(4,033)	—	(6,050)	—
Net income applicable to common shareholders	$110,952	$62,786	$81,349	$149,604
Net income per common share - basic	$0.38	$0.38	$0.31	$0.91
Net income per common share - diluted	0.38	0.38	0.31	0.90
Weighted average number of common shares outstanding - basic	290,862	165,175	259,108	165,086
Weighted average number of common shares outstanding - diluted	291,881	165,934	260,253	165,821
Dividends per common share	$0.14	$0.14	$0.28	$0.28
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Net income	$114,985	$62,786	$87,399	$149,604

Other comprehensive income (loss):

Change in debt securities available-for-sale:
Unrealized holding gains (losses) for the period	(304,514)	(35,818)	(733,984)	(109,332)
Reclassification for securities transferred to held-to-maturity	143,310	—	165,473	—
Reclassification adjustment for securities (gains) losses realized in income	85	(692)	(257)	(2,685)
Income tax effect	38,408	9,110	134,643	25,777
Unrealized gains (losses) on available-for-sale securities	(122,711)	(27,400)	(434,125)	(86,240)

Change in securities held-to-maturity:
Adjustment for securities transferred from available-for-sale	(143,310)	—	(165,473)	—
Amortization of unrealized losses on securities transferred from available-for-sale	3,692	—	4,002	—
Income tax effect	34,146	—	39,272	—
Changes from securities held-to-maturity	(105,472)	—	(122,199)	—

Change in cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	(3,418)	(1,272)	(12,924)	2,776
Reclassification adjustment for (gains) losses realized in net income	(219)	(1,756)	(888)	(1,905)
Income tax effect	894	744	3,394	(214)
Changes from cash flow hedges	(2,743)	(2,284)	(10,418)	657

Change in defined benefit pension plans:
Amortization of net (gains) losses recognized in income	(10)	49	(21)	98
Income tax effect	2	(12)	5	(24)
Changes from defined benefit pension plans	(8)	37	(16)	74
Other comprehensive income (loss), net of tax	(230,934)	(29,647)	(566,758)	(85,509)
Comprehensive income (loss)	$(115,949)	$33,139	$(479,359)	$64,095
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

(dollars in thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2020	$—	$165,367	$1,875,626	$783,892	$147,771	$2,972,656
Net income	—	—	—	86,818	—	86,818
Other comprehensive income (loss)	—	—	—	—	(55,862)	(55,862)
Dividends - common stock ($0.14 per share)	—	—	—	(23,195)	—	(23,195)
Common stock issued	—	9	130	—	—	139
Common stock repurchased	—	(160)	(2,696)	—	—	(2,856)
Share-based compensation expense	—	—	1,747	—	—	1,747
Stock activity under incentive compensation plans	—	460	(235)	(225)	—	—
Balance, March 31, 2021	—	165,676	1,874,572	847,290	91,909	2,979,447
Net income	—	—	—	62,786	—	62,786
Other comprehensive income (loss)	—	—	—	—	(29,647)	(29,647)
Dividends - common stock ($0.14 per share)	—	—	—	(23,202)	—	(23,202)
Common stock issued	—	7	136	—	—	143
Common stock repurchased	—	(24)	(425)	—	—	(449)
Share-based compensation expense	—	—	1,816	—	—	1,816
Stock activity under incentive compensation plans	—	73	273	(122)	—	224
Balance, June 30, 2021	$—	$165,732	$1,876,372	$886,752	$62,262	$2,991,118

Balance, December 31, 2021	$—	$165,838	$1,880,545	$968,010	$(2,375)	$3,012,018
Net income (loss)	—	—	—	(27,586)	—	(27,586)
Other comprehensive income (loss)	—	—	—	—	(335,824)	(335,824)
First Midwest Bancorp, Inc. merger:
Issuance of common stock	—	129,365	2,316,947	—	—	2,446,312
Issuance of preferred stock, net of issuance costs	230,500	—	13,219	—	—	243,719
Cash dividends:
Common ($0.14 per share)	—	—	—	(40,782)	—	(40,782)
Preferred dividends	—	—	—	(2,017)	—	(2,017)
Common stock issued	—	10	155	—	—	165
Common stock repurchased	—	(3,890)	(66,188)	—	—	(70,078)
Share-based compensation expense	—	—	6,284	—	—	6,284
Stock activity under incentive compensation plans	—	1,636	(1,368)	(365)	—	(97)
Balance, March 31, 2022	230,500	292,959	4,149,594	897,260	(338,199)	5,232,114
Net income	—	—	—	114,985	—	114,985
Other comprehensive income (loss)	—	—	—	—	(230,934)	(230,934)
Cash dividends:
Common ($0.14 per share)	—	—	—	(40,901)	—	(40,901)
Preferred dividends	—	—	—	(4,033)	—	(4,033)
Common stock issued	—	10	152	—	—	162
Common stock repurchased	—	(21)	(301)	—	—	(322)
Share-based compensation expense	—	—	7,813	—	—	7,813
Stock activity under incentive compensation plans	—	(55)	285	(331)	—	(101)
Balance, June 30, 2022	$230,500	$292,893	$4,157,543	$966,980	$(569,133)	$5,078,783
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2022	2021
Cash Flows From Operating Activities
Net income	$87,399	$149,604
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	17,742	14,068
Amortization of other intangible assets	11,981	5,984
Amortization of tax credit investments	3,041	3,015
Net premium amortization on investment securities	9,413	7,526
Accretion income related to acquired loans	(44,083)	(9,781)
Share-based compensation expense	14,097	3,563
Provision for credit losses	106,814	(22,285)
Debt securities (gains) losses, net	(257)	(2,685)
Net (gains) losses on sales of loans and other assets	(4,010)	(18,202)
Increase in cash surrender value of company-owned life insurance	(8,095)	(5,497)
Residential real estate loans originated for sale	(364,018)	(645,624)
Proceeds from sales of residential real estate loans	395,829	677,888
(Increase) decrease in interest receivable	(19,468)	(288)
(Increase) decrease in other assets	127,991	40,951
Increase (decrease) in accrued expenses and other liabilities	104,456	(33,062)
Net cash flows provided by (used in) operating activities	438,832	165,175
Cash Flows From Investing Activities
Cash received (paid) from merger, net	1,912,629	—
Purchases of investment securities available-for-sale	(1,276,205)	(1,801,957)
Purchases of investment securities held-to-maturity	(117,141)	—
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	(97,359)	—
Purchases of equity securities	(1,417)	—
Proceeds from maturities, prepayments, and calls of investment securities available-for-sale	659,922	820,305
Proceeds from sales of investment securities available-for-sale	12,742	67,715
Proceeds from maturities, prepayments, and calls of investment securities held-to-maturity	30,744	—
Proceeds from sales of Federal Home Loan Bank/Federal Reserve Bank stock	83,947	44
Proceeds from sales of equity securities	49,709	325
Loan originations and payments, net	(1,524,289)	11,924
Proceeds from company-owned life insurance death benefits	2,849	2,042
Proceeds from sales of premises and equipment and other assets	2,751	7,632
Purchases of premises and equipment and other assets	(17,459)	(34,411)
Net cash flows provided by (used in) investing activities	(278,577)	(926,381)
Cash Flows From Financing Activities
Net increase (decrease) in:
Deposits	(279,624)	831,458
Federal funds purchased and interbank borrowings	1,285	357
Securities sold under agreements to repurchase	(51,296)	(35,037)
Other borrowings	53,136	12,428
Payments for maturities of Federal Home Loan Bank advances	(1,100,005)	(145,005)
Payments for modification of Federal Home Loan Bank advances	—	(2,156)
Proceeds from Federal Home Loan Bank advances	1,350,000	50,000
Cash dividends paid	(87,733)	(46,397)
Common stock repurchased	(70,400)	(3,305)
Common stock issued	327	282
Net cash flows provided by (used in) financing activities	(184,310)	662,625
Net increase (decrease) in cash and cash equivalents	(24,055)	(98,581)
Cash and cash equivalents at beginning of period	822,019	589,712
Cash and cash equivalents at end of period	$797,964	$491,131

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) – (Continued)

	Six Months Ended June 30,
(dollars in thousands)	2022	2021
Supplemental cash flow information:
Total interest paid	$30,904	$22,368
Total income taxes paid (net of refunds)	(183)	3,526
Common stock issued for merger, net	2,446,312	—
Preferred stock issued for merger, net	243,870	—
Investment securities purchased but not settled	—	8,046
Securities transferred from available-for-sale to held-to-maturity	2,986,736	—
Operating lease right-of-use assets obtained in exchange for lease obligations	3,141	499
Finance lease right-of-use assets obtained in exchange for lease obligations	209	$4,994
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned subsidiaries (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.  Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of June 30, 2022 and December 31, 2021, and the results of its operations for the three and six months ended June 30, 2022 and 2021.  Interim results do not necessarily represent annual results.  These financial statements should be read in conjunction with Old National’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
FASB ASC 848 – In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary, optional guidance to ease the potential burden in accounting for, or recognizing the effects of, the transition away from the LIBOR or other interbank offered rate on financial reporting. The guidance is applicable only to contracts or hedge accounting relationships that reference LIBOR or another reference rate expected to be discontinued. Because the guidance is meant to help entities through the transition period, it will be in effect for a limited time and will not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, for which an entity has elected certain optional expedients that are retained through the end of the hedging relationship. The amendments in this ASU are effective March 12, 2020 through December 31, 2022. Old National believes the adoption of this guidance on activities subsequent to June 30, 2022 through December 31, 2022 will not have a material impact on the consolidated financial statements.

Accounting Guidance Pending Adoption
FASB ASC 805 – In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities From Contracts With Customers, to address diversity in practice and inconsistency related to the accounting for revenue contracts with customers acquired in a business combination. The amendments require that the acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The ASU also provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and liabilities. The amendments in this update are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Entities should apply the amendments prospectively to business combinations that occur after the effective date. Early adoption is permitted, including in any interim period. The new guidance is not expected to have a material impact on the consolidated financial statements.
FASB ASC 815 – In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method, to expand the current single-layer method of electing hedge accounting to allow multiple hedged layers of a single closed portfolio under the method and renames the last-of-layer method the portfolio layer method. The amendments in this update are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted for any entity that has adopted the amendments in ASU No. 2017-12 for the corresponding period. If an entity adopts the amendments in an interim period, the effect of adopting the amendments related to basis adjustments should be reflected as of the beginning of the fiscal year of adoption (i.e., the initial application date). Old National is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.
FASB ASC 326 – In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, to eliminate the TDR recognition and measurement guidance and, instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. The amendments require that an entity disclose current-period gross charge-offs by year of origination for financing receivables and net investment in leases within the vintage disclosures required by ASC 326. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. These amendments should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, which an entity has the option to apply a modified retrospective transition method resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. Early adoption is permitted if an entity has adopted ASU No. 2016-13, including adoption in an interim period. If an entity elects to early adopt ASU No. 2022-02 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. Old National is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.
FASB ASC 820 – In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, to clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted. Old National is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.
NOTE 3 – ACQUISITION AND DIVESTITURE ACTIVITY
Merger
First Midwest Bancorp, Inc.
On February 15, 2022, Old National completed its previously announced merger of equals transaction with First Midwest pursuant to an agreement and plan of merger, dated as of May 30, 2021, to combine in an all-stock transaction. Following the merger, the new organization is operating under the Old National Bancorp and Old National Bank names, with the corporate headquarters and principal office located in Evansville, Indiana and commercial and consumer banking operations headquartered in Chicago, Illinois. Old National believes that it will be able to achieve synergies and cost savings by integrating the operations of the companies. The combined organization has a presence in additional Midwestern markets, strong commercial banking capabilities, a robust retail footprint, a significant wealth platform, and an enhanced ability to attract talent. The combined organization also creates the scale and profitability to accelerate digital and technology capabilities to drive future investments in consumer and commercial banking, as well as wealth management services.
Pursuant to the terms of the merger agreement, each First Midwest common stockholder received 1.1336 shares of Old National common stock for each share of First Midwest common stock such stockholder owned, plus, if applicable, cash in lieu of fractional shares of Old National common stock resulting from the exchange ratio. Each outstanding share of 7.000% fixed-rate non-cumulative perpetual preferred stock, Series A, no par value, and each outstanding share of 7.000% fixed-rate non-cumulative perpetual preferred stock, Series C, no par value, of First Midwest was converted into the right to receive one share of an applicable newly created series of Old National preferred stock, no par value, having terms that are not materially less favorable than the applicable series of outstanding First Midwest preferred stock (respectively, “Old National Series A Preferred Stock” and “Old National Series C Preferred Stock,” and collectively, the “Old National Preferred Stock”). In this regard, Old National issued 108,000 shares of Old National Series A Preferred Stock and 122,500 shares of Old National Series C Preferred Stock. Old National entered into two deposit agreements, each dated as of February 15, 2022, by and among Old National, Continental Stock Transfer & Trust Company, as depository, and the holders from time to time of the depositary receipts in connection with the issuance of the Old National Preferred Stock. Pursuant to the deposit agreements, Old National issued 4,320,000 depositary shares, each representing a 1/40th interest in a share of Old National Series A Preferred Stock, and 4,900,000 depositary shares, each representing a 1/40th interest in a share of Old National Series C Preferred Stock.

The assets acquired and liabilities assumed, both intangible and tangible, in the merger were recorded at their estimated fair values as of the merger date and have been accounted for under the acquisition method of accounting. During the three months ended June 30, 2022, Old National decreased goodwill totaling $5.6 million to update the provisional valuation of the fair values of assets acquired and liabilities assumed. These adjustments affected goodwill, loans, premises and equipment, operating lease right-of-use assets, other assets, and accrued expenses and other liabilities. The following table presents the preliminary valuation of the assets acquired and liabilities assumed, net of the fair value adjustments and the fair value of consideration as of the merger date:

(dollars and shares in thousands)	February 15, 2022
Assets
Cash and cash equivalents	$1,912,629
Investment securities	3,526,278
FHLB/Federal Reserve Bank stock	106,097
Loans held for sale	13,809
Loans, net of allowance for credit losses	14,309,431
Premises and equipment	112,426
Operating lease right-of-use assets	129,698
Accrued interest receivable	53,502
Goodwill	954,540
Other intangible assets	117,584
Company-owned life insurance	301,025
Other assets	314,459
Total assets	$21,851,478
Liabilities
Deposits	$17,249,404
Securities sold under agreements to repurchase	135,194
Federal Home Loan Bank advances	1,158,623
Other borrowings	274,569
Accrued expenses and other liabilities	343,506
Total liabilities	$19,161,296
Fair value of consideration
Preferred stock	$243,870
Common stock (129,365 shares issued at $18.92 per share)	2,446,312
Total consideration	$2,690,182
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
The fair value of purchased financial assets with credit deterioration was $1.4 billion on the date of the merger. The gross contractual amounts receivable relating to the purchased financial assets with credit deterioration was $1.5 billion. Old National estimates, on the date of the merger, that $78.5 million of the contractual cash flows specific to the purchased financial assets with credit deterioration will not be collected.
Transaction costs totaling $77.9 million associated with the merger have been expensed for the six months ended June 30, 2022 and additional transaction and integration costs will be expensed in future periods as incurred.
As a result of the merger, Old National assumed sponsorship of First Midwest’s defined benefit pension plan (the “Pension Plan”) under which both plan participation and benefit accruals had been previously frozen. Subsequent to the close of the merger, Old National began taking the steps required to terminate the Pension Plan. At June 30, 2022, the accumulated benefit obligation was $55.9 million and the fair value of Pension Plan assets was $72.4 million. Pension costs were not material for the six months ended June 30, 2022.

Summary of Unaudited Pro-Forma Financial Information
The following table presents supplemental unaudited pro-forma financial information as if the First Midwest merger had occurred on January 1, 2021. The pro-forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effective as of this assumed date.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Total revenues (1)	$426,589	$391,993	$798,935	$786,304
Income before income taxes	176,549	109,285	264,868	127,879
(1)    Includes net interest income and total noninterest income.
Supplemental pro-forma earnings for the three months ended June 30, 2022 were adjusted to exclude $36.6 million of merger-related costs. Supplemental pro-forma earnings for the three months ended June 30, 2021 were adjusted to include these costs. Supplemental pro-forma earnings for the six months ended June 30, 2022 were adjusted to exclude $77.9 million of merger-related costs, $11.0 million of provision for credit losses on unfunded loan commitments, and $96.3 million of provision for credit losses to establish an allowance for credit losses on non-PCD loans acquired in the transaction. Supplemental pro-forma earnings for the six months ended June 30, 2021 were adjusted to include these costs.
Divestiture
On June 27, 2022, Old National entered into a Custodial Transfer and Asset Purchase Agreement with UMB Bank, n.a. (“UMB”), pursuant to which UMB will acquire Old National’s business of acting as a qualified custodian for, and administering, health savings accounts. Old National serves as custodian for health savings accounts comprised of both investment accounts and deposit accounts. Upon completion of the sale, UMB will pay Old National a premium on deposit account balances transferred at closing, or approximately $95 million based on June 30, 2022 balances. Subject to customary closing conditions and regulatory approval, the parties anticipate completing the sale in the fourth quarter of 2022.
NOTE 4 – NET INCOME PER COMMON SHARE
Basic and diluted net income per common share are calculated using the two-class method.  Net income applicable to common shares is divided by the weighted-average number of common shares outstanding during the period.  Adjustments to the weighted average number of common shares outstanding are made only when such adjustments will dilute net income per common share.  Net income applicable to common shares is then divided by the weighted-average number of common shares and common share equivalents during the period.
The following table presents the calculation of basic and diluted net income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars and shares in thousands, except per share data)	2022	2021	2022	2021
Net income	$114,985	$62,786	$87,399	$149,604
Preferred dividends	(4,033)	—	(6,050)	—
Net income applicable to common shares	$110,952	$62,786	$81,349	$149,604

Weighted average common shares outstanding:
Weighted average common shares outstanding (basic)	290,862	165,175	259,108	165,086
Effect of dilutive securities:
Restricted stock	1,014	737	1,136	713
Stock appreciation rights	5	22	9	22
Weighted average diluted shares outstanding	291,881	165,934	260,253	165,821
Basic Net Income Per Common Share	$0.38	$0.38	$0.31	$0.91
Diluted Net Income Per Common Share	$0.38	$0.38	$0.31	$0.90

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

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Basis Adjustments (1)	Fair Value
June 30, 2022
Available-for-Sale
U.S. Treasury	$441,846	$9	$(7,739)	$(31,333)	$402,783
U.S. government-sponsored entities and agencies	1,442,261	1	(123,234)	(76,471)	1,242,557
Mortgage-backed securities - Agency	5,227,908	794	(400,994)	—	4,827,708
States and political subdivisions	740,026	4,132	(24,117)	—	720,041
Pooled trust preferred securities	13,768	—	(2,667)	—	11,101
Other securities	384,417	176	(21,082)	—	363,511
Total available-for-sale securities	$8,250,226	$5,112	$(579,833)	$(107,804)	$7,567,701

Held-to-Maturity
U.S. government-sponsored entities and agencies	$815,833	$—	$(95,398)	$—	$720,435
Mortgage-backed securities - Agency	1,149,212	170	(59,940)	—	1,089,442
States and political subdivisions	1,119,292	69	(149,797)	—	969,564
Allowance for securities held-to-maturity	(151)	—	—	—	(151)
Total held-to-maturity securities	$3,084,186	$239	$(305,135)	$—	$2,779,290

December 31, 2021
Available-for-Sale
U.S. Treasury	$234,555	$1,233	$(7,751)	$7,547	$235,584
U.S. government-sponsored entities and agencies	1,575,994	7,354	(37,014)	(3,561)	1,542,773
Mortgage-backed securities - Agency	3,737,484	27,421	(66,074)	—	3,698,831
States and political subdivisions	1,587,172	69,696	(1,882)	—	1,654,986
Pooled trust preferred securities	13,756	—	(4,260)	—	9,496
Other securities	235,072	6,578	(1,254)	—	240,396
Total available-for-sale securities	$7,384,033	$112,282	$(118,235)	$3,986	$7,382,066
(1)    Basis adjustments represent the cumulative fair value adjustments included in the carrying amounts of fixed-rate investment securities assets in fair value hedging arrangements.
During the six months ended June 30, 2022, U.S government-sponsored entities and agencies, agency mortgage-backed securities, and state and political subdivision securities with a fair value of $3.0 billion were transferred from the available-for-sale portfolio to the held-to-maturity portfolio. The $125.2 million unrealized holding loss, net of tax, at the date of transfer will continue to be reported as a separate component of shareholders’ equity and is being amortized over the remaining term of the securities as an adjustment to yield. The corresponding discount on these securities will offset this adjustment to yield as it is amortized.

Proceeds from sales or calls of available-for-sale investment securities and the resulting realized gains and realized losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Proceeds from sales of available-for-sale securities	$1,903	$15,247	$12,742	$67,715
Proceeds from calls of available-for-sale securities	21,331	46,750	60,605	56,995
Total	$23,234	$61,997	$73,347	$124,710

Realized gains on sales of available-for-sale securities	$5	$736	$344	$2,736
Realized gains on calls of available-for-sale securities	43	48	167	61
Realized losses on sales of available-for-sale securities	(52)	(85)	(147)	(85)
Realized losses on calls of available-for-sale securities	(81)	(7)	(107)	(27)
Debt securities gains (losses), net	$(85)	$692	$257	$2,685
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

	June 30, 2022
(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Maturity
Available-for-Sale
Within one year	$315,154	$314,532	1.11%
One to five years	1,731,888	1,662,131	2.56
Five to ten years	4,076,303	3,738,698	2.30
Beyond ten years	2,126,881	1,852,340	2.43
Total	$8,250,226	$7,567,701	2.34%
Held-to-Maturity
Within one year	$100	$100	2.47%
One to five years	70,765	68,860	3.72
Five to ten years	987,729	934,946	2.75
Beyond ten years	2,025,592	1,775,384	2.76
Total	$3,084,186	$2,779,290	2.78%

The following table summarizes the available-for-sale investment securities with unrealized losses for which an allowance for credit losses has not been recorded by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2022
Available-for-Sale
U.S. Treasury	$400,802	$(7,739)	$—	$—	$400,802	$(7,739)
U.S. government-sponsored entities and agencies	803,249	(27,407)	437,307	(95,827)	1,240,556	(123,234)
Mortgage-backed securities - Agency	4,149,631	(311,841)	509,634	(89,153)	4,659,265	(400,994)
States and political subdivisions	372,074	(24,117)	—	—	372,074	(24,117)
Pooled trust preferred securities	—	—	11,102	(2,667)	11,102	(2,667)
Other securities	301,443	(18,960)	32,799	(2,122)	334,242	(21,082)
Total available-for-sale	$6,027,199	$(390,064)	$990,842	$(189,769)	$7,018,041	$(579,833)

December 31, 2021
Available-for-Sale
U.S. Treasury	$91,063	$(7,751)	$—	$—	$91,063	$(7,751)
U.S. government-sponsored entities and agencies	1,032,566	(21,167)	312,949	(15,847)	1,345,515	(37,014)
Mortgage-backed securities - Agency	2,415,923	(59,277)	163,685	(6,797)	2,579,608	(66,074)
States and political subdivisions	178,570	(1,849)	2,729	(33)	181,299	(1,882)
Pooled trust preferred securities	—	—	9,496	(4,260)	9,496	(4,260)
Other securities	56,976	(943)	21,133	(311)	78,109	(1,254)
Total available-for-sale	$3,775,098	$(90,987)	$509,992	$(27,248)	$4,285,090	$(118,235)
The following table summarizes the held-to-maturity investment securities with unrecognized losses aggregated by major security type and length of time in a continuous loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
June 30, 2022
Held-to-Maturity
U.S. government-sponsored entities and agencies	$529,507	$(69,932)	$190,927	$(25,466)	$720,434	$(95,398)
Mortgage-backed securities - Agency	649,804	(47,157)	419,930	(12,783)	1,069,734	(59,940)
States and political subdivisions	929,474	(143,443)	31,684	(6,354)	961,158	(149,797)
Total held-to-maturity	$2,108,785	$(260,532)	$642,541	$(44,603)	$2,751,326	$(305,135)
The unrecognized losses on held-to-maturity investment securities presented in the table above include unrecognized losses on securities that were transferred from available-for-sale to held-for-maturity totaling $161.5 million at June 30, 2022.
Available-for-sale securities in unrealized loss positions are evaluated at least quarterly to determine if a decline in fair value should be recorded through income or other comprehensive income. For available-for sale securities in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security, before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for sale securities that do not meet the criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any decline in fair value that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale securities was needed at June 30, 2022 or December 31, 2021.
An allowance on held-to-maturity debt securities is maintained for certain municipal bonds to account for expected lifetime credit losses. Substantially all of the U.S. government-sponsored entities and agencies and agency mortgage-backed securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. Therefore, for those securities, we do not record expected credit losses. The allowance for credit losses on held-to-maturity debt securities was $0.2 million at June 30, 2022.
Accrued interest receivable on the securities portfolio is excluded from the estimate of credit losses and totaled $50.9 million at June 30, 2022 and $35.5 million at December 31, 2021.
At June 30, 2022, Old National’s securities portfolio consisted of 3,232 securities, 2,679 of which were in an unrealized loss position.  The unrealized losses attributable to our U.S. Treasury, U.S. government-sponsored entities and agencies, agency mortgage-backed securities, states and political subdivisions, and other securities are the result of fluctuations in interest rates and temporary market movements.  Old National’s pooled trust preferred securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows.  At June 30, 2022, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.
Old National’s pooled trust preferred securities have experienced credit defaults.  However, we believe that the value of the instruments lies in the full and timely interest payments that will be received through maturity, the steady amortization that will be experienced until maturity, and the full return of principal by the final maturity of the collateralized debt obligations. Old National did not recognize any losses on these securities for the six months ended June 30, 2022 or 2021.
Equity Securities
Old National’s equity securities with readily determinable fair values totaled $55.9 million at June 30, 2022 and $13.2 million at December 31, 2021.  There were losses on equity securities of $2.4 million during the three months ended June 30, 2022 and losses of $4.2 million during the six months ended June 30, 2022, compared to gains of $0.2 million during the three months ended June 30, 2021 and gains of $0.7 million during the six months ended June 30, 2021.
Alternative Investments
Old National has alternative investments without readily determinable fair values that are included in other assets totaling $265.7 million at June 30, 2022, consisting of $143.0 million of illiquid investments of partnerships, limited liability companies, and other ownership interests that support affordable housing and $122.7 million of economic development and community revitalization initiatives in low-to-moderate income neighborhoods. These alternative investments totaled $186.0 million at December 31, 2021.  There have been no impairments or adjustments on equity securities without readily determinable fair values, except for amortization of tax credit investments in the six months ended June 30, 2022 and 2021. See Note 11 to the consolidated financial statements for detail regarding these investments.
NOTE 6 – LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans
Old National’s loans consist primarily of loans made to consumers and commercial clients in many diverse industries, including manufacturing, agribusiness, transportation, mining, wholesaling, and retailing, among others.  Most of Old National’s lending activity occurs within our principal geographic markets of Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Wisconsin, and Missouri.  Old National manages concentrations of credit exposure by industry, product, geography, client relationship, and loan size.

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

		Segment
	Statement	Portfolio	After
(dollars in thousands)	Balance	Reclassifications	Reclassifications
June 30, 2022
Loans:
Commercial	$8,923,983	$(191,996)	$8,731,987
Commercial real estate	11,796,503	(154,769)	11,641,734
BBCC	N/A	346,765	346,765
Residential real estate	6,079,057	—	6,079,057
Consumer	2,754,105	(2,754,105)	N/A
Indirect	N/A	981,741	981,741
Direct	N/A	674,512	674,512
Home equity	N/A	1,097,852	1,097,852
Total	$29,553,648	$—	$29,553,648

December 31, 2021
Loans:
Commercial	$3,391,769	$(191,557)	$3,200,212
Commercial real estate	6,380,674	(159,190)	6,221,484
BBCC	N/A	350,747	350,747
Residential real estate	2,255,289	—	2,255,289
Consumer	1,574,114	(1,574,114)	N/A
Indirect	N/A	873,139	873,139
Direct	N/A	140,385	140,385
Home equity	N/A	560,590	560,590
Total	$13,601,846	$—	$13,601,846
The composition of loans by portfolio segment follows:

(dollars in thousands)	June 30, 2022	December 31, 2021
Commercial (1) (2)	$8,731,987	$3,200,212
Commercial real estate	11,641,734	6,221,484
BBCC	346,765	350,747
Residential real estate	6,079,057	2,255,289
Indirect	981,741	873,139
Direct	674,512	140,385
Home equity	1,097,852	560,590
Total loans	29,553,648	13,601,846
Allowance for credit losses	(288,003)	(107,341)
Net loans	$29,265,645	$13,494,505
(1)Includes direct finance leases of $66.5 million at June 30, 2022 and $25.1 million at December 31, 2021.
(2)Includes PPP loans of $81.6 million at June 30, 2022 and $169.0 million at December 31, 2021.

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
At 224%, Old National Bank’s commercial real estate loans as a percentage of its risk-based capital remained well below the regulatory guideline limit of 300% at June 30, 2022.
BBCC
BBCC loans are typically granted to small businesses with gross revenues of less than $5 million and aggregate debt of less than $1 million. Old National has established minimum debt service coverage ratios, minimum FICO scores for owners and guarantors, and the ability to show relatively stable earnings as criteria to help mitigate risk. Repayment of these loans depends on the personal income of the borrowers and the cash flows of the business. These factors can be affected by factors such as changes in economic conditions and unemployment levels.
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
Allowance for Credit Losses
Loans
Credit quality within the loans held for investment portfolio is continuously monitored by management and is reflected within the allowance for credit losses for loans. The allowance for credit losses is an estimate of expected losses inherent within the Company’s loans held for investment portfolio. Credit quality is assessed and monitored by evaluating various attributes and the results of those evaluations are utilized in underwriting new loans and in our process for estimating expected credit losses. Expected credit loss inherent in non-cancelable off-balance-sheet credit exposures is accounted for as a separate liability included in other liabilities on the balance sheet. The allowance for credit losses for loans held for investment is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries. Old National has made a policy election to report accrued interest receivable as a separate line item on the balance sheet. Accrued interest receivable on loans is excluded from the estimate of credit losses and totaled $104.6 million at June 30, 2022 and $47.6 million at December 31, 2021.
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

The base forecast scenario considers unemployment, gross domestic product, and the BBB ratio (BBB spread to the 10-year U.S. Treasury rate). In addition to the quantitative inputs, several qualitative factors were considered. These factors include the risk that unemployment, gross domestic product, housing product index, and the BBB ratio prove to be more severe and/or prolonged than our baseline forecast due to the conflict in Ukraine, supply chain issues, inflation, and the ongoing impact of the COVID-19 pandemic. Activity in the allowance for credit losses for loans by portfolio segment was as follows:

(dollars in thousands)	Balance at Beginning of Period	Allowance Established for Acquired PCD Loans	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Three Months Ended June 30, 2022
Commercial	$99,471	$—	$(1,344)	$781	$3,911	$102,819
Commercial real estate	140,490	—	(318)	320	1,310	141,802
BBCC	2,069	—	(20)	91	(76)	2,064
Residential real estate	17,252	—	(137)	130	2,484	19,729
Indirect	1,648	—	(528)	320	201	1,641
Direct	14,450	—	(1,722)	676	1,008	14,412
Home equity	5,127	—	(27)	20	416	5,536
Total	$280,507	$—	$(4,096)	$2,338	$9,254	$288,003

Three Months Ended June 30, 2021
Commercial	$25,130	$—	$(178)	$204	$575	$25,731
Commercial real estate	70,561	—	(178)	111	(5,025)	65,469
BBCC	2,537	—	(100)	15	346	2,798
Residential real estate	10,265	—	(62)	51	165	10,419
Indirect	2,255	—	(206)	565	(571)	2,043
Direct	665	—	(256)	209	22	640
Home equity	2,624	—	—	161	(441)	2,344
Total	$114,037	$—	$(980)	$1,316	$(4,929)	$109,444

Six Months Ended June 30, 2022
Commercial	$27,232	$35,040	$(3,223)	$1,013	$42,757	$102,819
Commercial real estate	64,004	42,601	(824)	502	35,519	141,802
BBCC	2,458	—	(48)	148	(494)	2,064
Residential real estate	9,347	136	(324)	570	10,000	19,729
Indirect	1,743	—	(1,012)	542	368	1,641
Direct	528	31	(3,251)	1,270	15,834	14,412
Home equity	2,029	723	(78)	183	2,679	5,536
Total	$107,341	$78,531	$(8,760)	$4,228	$106,663	$288,003

Six Months Ended June 30, 2021
Commercial	$30,567	$—	$(586)	$443	$(4,693)	$25,731
Commercial real estate	75,810	—	(178)	184	(10,347)	65,469
BBCC	6,120	—	(136)	56	(3,242)	2,798
Residential real estate	12,608	—	(220)	138	(2,107)	10,419
Indirect	3,580	—	(790)	1,101	(1,848)	2,043
Direct	855	—	(558)	469	(126)	640
Home equity	1,848	—	(82)	500	78	2,344
Total	$131,388	$—	$(2,550)	$2,891	$(22,285)	$109,444
The allowance for credit losses increased for the six months ended June 30, 2022 primarily due to $78.5 million of allowance for credit losses on acquired PCD loans established through acquisition accounting adjustments on the merger date and $96.3 million of provision for credit losses to establish an allowance for credit losses on non-PCD loans acquired in the First Midwest merger. Loan growth and qualitative factors contributed to the increase in the allowance for credit losses in the three months ended June 30, 2022.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Allowance for credit losses on unfunded loan commitments:
Balance at beginning of period	$22,045	$10,365	$10,879	$11,689
Provision for credit losses on unfunded commitments for loans acquired during the period	—	—	11,013	—
Expense (reversal of expense) for credit losses	(79)	64	74	(1,260)
Balance at end of period	$21,966	$10,429	$21,966	$10,429
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

The following table summarizes the amortized cost of term loans by risk category of commercial, commercial real estate, and BBCC loans by loan portfolio segment, class of loan, and origination year:

	Origination Year							Revolving to Term
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving		Total
June 30, 2022
Commercial:
Risk Rating:
Pass	$1,085,570	$1,982,733	$1,016,391	$888,392	$426,282	$467,789	$2,313,545	$132,149	$8,312,851
Criticized	5,285	23,442	17,524	28,488	15,752	10,798	48,442	1,352	151,083
Classified:
Substandard	31,062	33,265	16,647	44,642	25,021	15,349	41,626	18,092	225,704
Nonaccrual	347	3,640	1,164	1,071	1	—	2,402	3,479	12,104
Doubtful	—	299	930	592	4,679	16,004	7,741	—	30,245
Total	$1,122,264	$2,043,379	$1,052,656	$963,185	$471,735	$509,940	$2,413,756	$155,072	$8,731,987

Commercial real estate:
Risk Rating:
Pass	$1,552,841	$2,787,599	$2,234,315	$1,472,777	$867,430	$1,446,189	$163,533	$443,935	$10,968,619
Criticized	43,201	31,765	18,257	51,824	66,566	50,919	—	33,801	296,333
Classified:
Substandard	51,283	36,711	22,940	47,348	55,284	35,047	2,291	4,212	255,116
Nonaccrual	918	12,535	3,545	—	2,666	7,285	303	786	28,038
Doubtful	—	37,124	12,041	669	1,171	42,623	—	—	93,628
Total	$1,648,243	$2,905,734	$2,291,098	$1,572,618	$993,117	$1,582,063	$166,127	$482,734	$11,641,734

BBCC:
Risk Rating:
Pass	$44,590	$73,821	$60,244	$45,049	$28,071	$20,216	$46,062	$19,013	$337,066
Criticized	669	1,083	667	744	270	—	451	1,535	5,419
Classified:
Substandard	72	274	13	576	—	152	923	313	2,323
Nonaccrual	—	—	276	—	45	—	—	737	1,058
Doubtful	—	—	25	387	364	123	—	—	899
Total	$45,331	$75,178	$61,225	$46,756	$28,750	$20,491	$47,436	$21,598	$346,765

	Origination Year							Revolving to Term
(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving		Total
December 31, 2021
Commercial:
Risk Rating:
Pass	$918,456	$563,869	$271,158	$98,468	$156,136	$235,639	$667,628	$130,470	$3,041,824
Criticized	9,998	7,885	6,660	—	7,809	2,658	14,601	10,076	59,687
Classified:
Substandard	14,773	14,468	10,200	9,849	5,521	945	6,883	10,322	72,961
Nonaccrual	1,069	3,507	1,276	3,721	1,448	—	845	7,796	19,662
Doubtful	—	178	—	288	337	5,275	—	—	6,078
Total	$944,296	$589,907	$289,294	$112,326	$171,251	$244,517	$689,957	$158,664	$3,200,212

Commercial real estate:
Risk Rating:
Pass	$1,555,880	$1,474,271	$846,921	$481,508	$462,176	$611,680	$42,609	$451,544	$5,926,589
Criticized	27,622	24,790	39,914	—	21,614	22,157	—	34,387	170,484
Classified:
Substandard	4,706	12,118	9,933	9,058	18,165	11,351	2,291	4,339	71,961
Nonaccrual	1,620	2,997	—	1,627	3,419	8,905	315	871	19,754
Doubtful	6,653	—	1,970	342	11,218	12,513	—	—	32,696
Total	$1,596,481	$1,514,176	$898,738	$492,535	$516,592	$666,606	$45,215	$491,141	$6,221,484

BBCC:
Risk Rating:
Pass	$81,710	$69,749	$54,580	$34,461	$25,113	$8,296	$47,571	$18,778	$340,258
Criticized	1,320	1,170	841	160	—	—	670	1,578	5,739
Classified:
Substandard	284	24	79	7	187	465	103	239	1,388
Nonaccrual	—	88	—	—	66	162	—	1,136	1,452
Doubtful	—	25	284	1,391	—	210	—	—	1,910
Total	$83,314	$71,056	$55,784	$36,019	$25,366	$9,133	$48,344	$21,731	$350,747

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

	Origination Year							Revolving to Term
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving		Total
June 30, 2022
Residential real estate:
Risk Rating:
Performing	$1,316,193	$1,383,143	$1,895,059	$507,638	$147,478	$786,725	$10,863	$96	$6,047,195
Nonperforming	—	198	666	587	1,239	29,172	—	—	31,862
Total	$1,316,193	$1,383,341	$1,895,725	$508,225	$148,717	$815,897	$10,863	$96	$6,079,057

Indirect:
Risk Rating:
Performing	$305,501	$302,525	$180,812	$109,194	$46,379	$35,067	$—	$1	$979,479
Nonperforming	66	414	519	371	349	543	—	—	2,262
Total	$305,567	$302,939	$181,331	$109,565	$46,728	$35,610	$—	$1	$981,741

Direct:
Risk Rating:
Performing	$91,675	$188,063	$100,504	$78,199	$58,343	$50,906	$103,998	$38	$671,726
Nonperforming	22	447	143	289	157	1,516	84	128	2,786
Total	$91,697	$188,510	$100,647	$78,488	$58,500	$52,422	$104,082	$166	$674,512

Home equity:
Risk Rating:
Performing	$11,875	$11,855	$8,137	$14,518	$13,076	$36,231	$975,416	$14,702	$1,085,810
Nonperforming	—	—	34	16	593	8,224	212	2,963	12,042
Total	$11,875	$11,855	$8,171	$14,534	$13,669	$44,455	$975,628	$17,665	$1,097,852

	Origination Year							Revolving to Term
	2021	2020	2019	2018	2017	Prior	Revolving		Total
December 31, 2021
Residential real estate:
Risk Rating:
Performing	$625,582	$632,705	$272,600	$72,766	$103,866	$529,293	$12	$105	$2,236,929
Nonperforming	96	165	166	350	855	16,728	—	—	18,360
Total	$625,678	$632,870	$272,766	$73,116	$104,721	$546,021	$12	$105	$2,255,289

Indirect:
Risk Rating:
Performing	$361,485	$231,156	$146,978	$68,513	$41,598	$20,819	$—	$9	$870,558
Nonperforming	262	524	614	510	430	241	—	—	2,581
Total	$361,747	$231,680	$147,592	$69,023	$42,028	$21,060	$—	$9	$873,139

Direct:
Risk Rating:
Performing	$34,058	$16,135	$14,396	$14,579	$7,432	$15,831	$36,812	$192	$139,435
Nonperforming	13	53	130	133	35	536	42	8	950
Total	$34,071	$16,188	$14,526	$14,712	$7,467	$16,367	$36,854	$200	$140,385

Home equity:
Risk Rating:
Performing	$—	$—	$633	$349	$535	$—	$539,057	$16,768	$557,342
Nonperforming	—	—	16	9	41	1	258	2,923	3,248
Total	$—	$—	$649	$358	$576	$1	$539,315	$19,691	$560,590

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
The following table presents the aging of the amortized cost basis in past due loans by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Current	Total Loans
June 30, 2022
Commercial	$3,364	$117	$15,317	$18,798	$8,713,189	$8,731,987
Commercial real estate	7,061	3,320	59,986	70,367	11,571,367	11,641,734
BBCC	129	167	370	666	346,099	346,765
Residential	37,902	4,304	12,611	54,817	6,024,240	6,079,057
Indirect	4,140	673	362	5,175	976,566	981,741
Direct	6,496	969	2,044	9,509	665,003	674,512
Home equity	4,190	1,030	5,076	10,296	1,087,556	1,097,852
Total	$63,282	$10,580	$95,766	$169,628	$29,384,020	$29,553,648

December 31, 2021
Commercial	$2,723	$617	$1,603	$4,943	$3,195,269	$3,200,212
Commercial real estate	1,402	280	7,042	8,724	6,212,760	6,221,484
BBCC	747	162	109	1,018	349,729	350,747
Residential	8,273	2,364	4,554	15,191	2,240,098	2,255,289
Indirect	3,888	867	554	5,309	867,830	873,139
Direct	687	159	162	1,008	139,377	140,385
Home equity	693	199	777	1,669	558,921	560,590
Total	$18,413	$4,648	$14,801	$37,862	$13,563,984	$13,601,846
The following table presents the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing by class of loan:

	June 30, 2022			December 31, 2021
(dollars in thousands)	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing
Commercial	$42,349	$13,762	$474	$25,740	$9,574	$—
Commercial real estate	121,666	9,714	216	52,450	25,139	—
BBCC	1,957	—	—	3,362	—	—
Residential	31,862	—	—	18,360	—	—
Indirect	2,262	—	—	2,581	—	4
Direct	2,786	—	182	950	—	3
Home equity	12,042	—	10	3,248	—	—
Total	$214,924	$23,476	$882	$106,691	$34,713	$7
Interest income recognized on nonaccrual loans was insignificant during the three and six months ended June 30, 2022 and 2021.

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

	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Investment Securities/Cash	Auto	Other
June 30, 2022
Commercial	$11,766	$25,147	$2,545	$57	$1,843
Commercial real estate	108,312	—	917	—	6,563
BBCC	1,364	539	26	28	—
Residential	31,862	—	—	—	—
Indirect	—	—	—	2,262	—
Direct	1,810	—	1	272	21
Home equity	11,377	—	—	—	—
Total loans	$166,491	$25,686	$3,489	$2,619	$8,427

December 31, 2021
Commercial	$8,100	$13,816	$3,394	$80	$302
Commercial real estate	38,657	—	961	—	6,653
BBCC	1,895	1,331	43	93	—
Residential	18,360	—	—	—	—
Indirect	—	—	—	2,581	—
Direct	724	—	1	152	20
Home equity	3,248	—	—	—	—
Total loans	$70,984	$15,147	$4,399	$2,906	$6,975
Loan Participations
Old National has loan participations, which qualify as participating interests, with other financial institutions.  At June 30, 2022, these loans totaled $2.4 billion, of which $1.2 billion had been sold to other financial institutions and $1.2 billion was retained by Old National.  The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.
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
When a residential or consumer loan is identified as a TDR, the loan is typically written down to its collateral value less selling costs.

The following table presents activity in TDRs:

(dollars in thousands)	Beginning Balance	(Charge-offs)/ Recoveries	(Payments)/ Disbursements	(Removals)/ Additions	Ending Balance
Three Months Ended June 30, 2022
Commercial	$7,044	$—	$(2,846)	$3,018	$7,216
Commercial real estate	32,428	—	(8,903)	4,006	27,531
BBCC	87	—	—	—	87
Residential	2,405	—	(27)	—	2,378
Indirect	—	—	—	—	—
Direct	2,679	—	(10)	—	2,669
Home equity	180	—	(49)	—	131
Total	$44,823	$—	$(11,835)	$7,024	$40,012

Three Months Ended June 30, 2021
Commercial	$8,471	$—	$(207)	$—	$8,264
Commercial real estate	17,385	5	(1,420)	—	15,970
BBCC	105	3	(11)	—	97
Residential	2,603	(4)	(17)	—	2,582
Indirect	—	1	(1)	—	—
Direct	726	1	(62)	—	665
Home equity	276	1	(60)	—	217
Total	$29,566	$7	$(1,778)	$—	$27,795

Six Months Ended June 30, 2022
Commercial	$7,456	$—	$(4,743)	$4,503	$7,216
Commercial real estate	17,158	4	(9,114)	19,483	27,531
BBCC	87	3	(3)	—	87
Residential	2,435	—	(57)	—	2,378
Indirect	—	1	(1)	—	—
Direct	2,704	—	(35)	—	2,669
Home equity	199	1	(69)	—	131
Total	$30,039	$9	$(14,022)	$23,986	$40,012

Six Months Ended June 30, 2021
Commercial	$11,090	$—	$(1,655)	$(1,171)	$8,264
Commercial real estate	17,606	15	(1,651)	—	15,970
BBCC	112	5	(20)	—	97
Residential	2,824	(4)	(238)	—	2,582
Indirect	—	3	(3)	—	—
Direct	739	2	(76)	—	665
Home equity	282	1	(66)	—	217
Total	$32,653	$22	$(3,709)	$(1,171)	$27,795
TDRs included within nonaccrual loans totaled $24.3 million at June 30, 2022 and $11.7 million at December 31, 2021.  Old National has established specific allowances for credit losses for clients whose loan terms have been modified as TDRs totaling $5.8 million at June 30, 2022 and $0.7 million at December 31, 2021.  Old National had not committed to lend any additional funds to clients with outstanding loans that were classified as TDRs at June 30, 2022 or December 31, 2021.
The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the six months ended June 30, 2022 and 2021 are the same except for when the loan modifications involve the forgiveness of principal.  One loan met the qualifications to be removed from TDR status for the six months ended June 30, 2021.
The TDRs that occurred during the six months ended June 30, 2022 increased the allowance for credit losses by $5.5 million and resulted in no charge-offs. The TDRs that occurred during the six months ended June 30, 2021 did not have a material impact on the allowance for credit losses and resulted in no charge-offs.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
TDRs for which there was a payment default within twelve months following the modification were insignificant during the six months ended June 30, 2022 and 2021.
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
Purchased Credit Deteriorated Loans
Old National has purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans is as follows:

(dollars in thousands)	First Midwest (1)
Purchase price of loans at acquisition	$1,400,831
Allowance for credit losses at acquisition	78,531
Non-credit discount/(premium) at acquisition	9,003
Par value of acquired loans at acquisition	$1,488,365
(1)Old National merged with First Midwest effective February 15, 2022.
NOTE 7 – PREMISES AND EQUIPMENT
The composition of premises and equipment was as follows:

(dollars in thousands)	June 30, 2022	December 31, 2021
Land	$97,194	$71,014
Buildings	450,537	394,400
Furniture, fixtures, and equipment	143,975	118,124
Leasehold improvements	62,400	46,330
Total	754,106	629,868
Accumulated depreciation	(168,075)	(153,682)
Premises and equipment, net	$586,031	$476,186
The increase in premises and equipment at June 30, 2022 when compared to December 31, 2021 was primarily due to assets acquired in the merger with First Midwest totaling $112.4 million.

Depreciation expense was $10.0 million for the three months ended June 30, 2022 and $17.7 million for the six months ended June 30, 2022, compared to $7.0 million for the three months ended June 30, 2021 and $14.1 million for the six months ended June 30, 2021.
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
Old National does not have any material sub-lease agreements.
The components of lease expense were as follows:

	Affected Line Item in the Statement of Income	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)		2022	2021	2022	2021
Operating lease cost	Occupancy/Equipment expense	$8,558	$3,092	$13,666	$6,393
Finance lease cost:
Amortization of right-of-use assets	Occupancy expense	648	810	1,323	1,121
Interest on lease liabilities	Interest expense	103	120	210	215
Sub-lease income	Occupancy expense	(174)	(135)	(302)	(278)
Total		$9,135	$3,887	$14,897	$7,451

Supplemental balance sheet information related to leases was as follows:

(dollars in thousands)	June 30, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets	$192,196	$69,560
Operating lease liabilities	215,188	76,236

Finance Leases
Premises and equipment, net	15,017	16,451
Other borrowings	15,910	17,233

Weighted-Average Remaining Lease Term (in Years)
Operating leases	9.2	10.4
Finance leases	7.3	7.6

Weighted-Average Discount Rate
Operating leases	2.89%	3.34%
Finance leases	3.10%	3.02%
Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
(dollars in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,705	$7,166
Operating cash flows from finance leases	210	215
Financing cash flows from finance leases	1,210	993
The following table presents a maturity analysis of the Company’s lease liability by lease classification at June 30, 2022:

(dollars in thousands)	Operating Leases	Finance Leases
2022	$16,553	$1,432
2023	30,296	2,892
2024	28,888	2,942
2025	27,581	2,952
2026	26,582	1,712
Thereafter	116,859	5,914
Total undiscounted lease payments	246,759	17,844
Amounts representing interest	(31,571)	(1,934)
Lease liability	$215,188	$15,910

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the changes in the carrying amount of goodwill:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Balance at beginning of period	$1,997,157	$1,036,994	$1,036,994	$1,036,994
Acquisitions and adjustments	(5,623)	—	954,540	—
Balance at end of period	$1,991,534	$1,036,994	$1,991,534	$1,036,994
During the six months ended June 30, 2022, Old National recorded $954.5 million of goodwill associated with the First Midwest merger. The decrease in goodwill for the three months ended June 30, 2022 resulted from the measurement period adjustments related to updating the fair values of the assets acquired and liabilities assumed in the First Midwest merger. See Note 3 to the consolidated financial statements for additional detail regarding this transaction.
Old National performed the required annual goodwill impairment test as of August 31, 2021 and there was no impairment.  No events or circumstances since the August 31, 2021 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.
The gross carrying amounts and accumulated amortization of other intangible assets were as follows:

(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
June 30, 2022
Core deposit	$170,642	$(69,819)	$100,823
Customer trust relationships	56,243	(16,785)	39,458
Total intangible assets	$226,885	$(86,604)	$140,281

December 31, 2021
Core deposit	$92,754	$(60,036)	$32,718
Customer trust relationships	16,547	(14,587)	1,960
Total intangible assets	$109,301	$(74,623)	$34,678
Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years. During the six months ended June 30, 2022, Old National recorded $77.9 million of core deposit intangibles and $39.7 million of customer trust relationships intangible associated with the First Midwest merger.
Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. No impairment charges were recorded during the six months ended June 30, 2022 or 2021.  Total amortization expense associated with intangible assets was $7.2 million for the three months ended June 30, 2022 and $12.0 million for the six months ended June 30, 2022, compared to $2.9 million for the three months ended June 30, 2021 and $6.0 million for the six months ended June 30, 2021.
Estimated amortization expense for future years is as follows:

(dollars in thousands)
2022 remaining	$13,748
2023	24,342
2024	21,298
2025	18,417
2026	15,614
Thereafter	46,862
Total	$140,281

NOTE 10 – LOAN SERVICING RIGHTS
Loan servicing rights are included in other assets on the balance sheet. At June 30, 2022, loan servicing rights derived from mortgage loans sold with servicing retained totaled $38.1 million, compared to $30.0 million at December 31, 2021.  Loans serviced for others are not reported as assets.  The principal balance of mortgage loans serviced for others was $4.4 billion at June 30, 2022, compared to $3.7 billion at December 31, 2021.  Custodial escrow balances maintained in connection with serviced loans were $58.1 million at June 30, 2022 and $18.2 million at December 31, 2021.
The following table summarizes the carrying values and activity related to loan servicing rights and the related valuation allowance:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Balance at beginning of period	$38,246	$28,262	$30,085	$28,124
Additions (1)	1,347	3,058	11,013	6,171
Amortization	(1,472)	(2,434)	(2,977)	(5,409)
Balance before valuation allowance at end of period	38,121	28,886	38,121	28,886
Valuation allowance:
Balance at beginning of period	(1)	(146)	(46)	(1,407)
(Additions)/recoveries	1	41	46	1,302
Balance at end of period	—	(105)	—	(105)
Loan servicing rights, net	$38,121	$28,781	$38,121	$28,781
(1)Additions in the six months ended June 30, 2022 include loan servicing rights of $7.7 million acquired in the First Midwest merger on February 15, 2022.
At June 30, 2022, the fair value of servicing rights was $46.8 million, which was determined using a discount rate of 9% and a conditional prepayment rate of 9%.  At December 31, 2021, the fair value of servicing rights was $33.8 million, which was determined using a discount rate of 9% and a conditional prepayment rate of 10%.
NOTE 11 – QUALIFIED AFFORDABLE HOUSING PROJECTS AND OTHER TAX CREDIT INVESTMENTS
Old National is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects.  These investments are included in other assets on the balance sheet, with any unfunded commitments included with other liabilities. As of June 30, 2022, Old National expects to recover its remaining investments through the use of the tax credits that are generated by the investments.
The following table summarizes Old National’s investments in qualified affordable housing projects and other tax credit investments:

(dollars in thousands)		June 30, 2022		December 31, 2021
Investment	Accounting Method	Investment	Unfunded Commitment (1)	Investment	Unfunded Commitment
LIHTC	Proportional amortization	$71,973	$44,163	$68,989	$41,355
FHTC	Equity	20,821	11,186	21,241	15,252
NMTC	Consolidation	28,355	—	18,727	—
Renewable Energy	Equity	1,519	—	1,985	—
Total		$122,668	$55,349	$110,942	$56,607
(1)All commitments will be paid by Old National by December 31, 2027.

The following table summarizes the amortization expense and tax benefit recognized for Old National’s qualified affordable housing projects and other tax credit investments:

(dollars in thousands)	Amortization Expense (1)	Tax Expense (Benefit) Recognized (2)
Three Months Ended June 30, 2022
LIHTC	$1,240	$(1,650)
FHTC	215	(263)
NMTC	1,100	(1,375)
Renewable Energy	210	—
Total	$2,765	$(3,288)

Three Months Ended June 30, 2021
LIHTC	$863	$(1,136)
FHTC	1,228	(574)
NMTC	375	(462)
Renewable Energy	210	—
Total	$2,676	$(2,172)

Six Months Ended June 30, 2022
LIHTC	$2,493	$(3,300)
FHTC	420	(514)
NMTC	2,201	(2,750)
Renewable Energy	420	—
Total	$5,534	$(6,564)

Six Months Ended June 30, 2021
LIHTC	$1,725	$(2,272)
FHTC	1,359	(1,256)
NMTC	750	(925)
Renewable Energy	906	(562)
Total	$4,740	$(5,015)
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

NOTE 12 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase are secured borrowings.  Old National pledges investment securities to secure these borrowings. The following table presents securities sold under agreements to repurchase and related weighted-average interest rates:

	At or for the Six Months Ended June 30, 2022	At December 31, 2021	At or for the Six Months Ended June 30, 2021
(dollars in thousands)
Outstanding at period end	$476,173	$392,275	$396,129
Average amount outstanding during the period	458,459	N/A	402,478
Maximum amount outstanding at any month-end during the period	509,275	N/A	405,278
Weighted-average interest rate:
During the period	0.08%	N/A	0.11%
At period end	0.08%	0.10%	0.09%
The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At June 30, 2022
	Remaining Contractual Maturity of the Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 days	Total
Repurchase Agreements:
U.S. Treasury and agency securities	$475,992	$—	$181	$—	$476,173
Total	$475,992	$—	$181	$—	$476,173
The fair value of securities pledged to secure repurchase agreements may decline.  Old National has pledged securities valued at 115% of the gross outstanding balance of repurchase agreements at June 30, 2022 to manage this risk.
NOTE 13 – FEDERAL HOME LOAN BANK ADVANCES
The following table summarizes Old National Bank’s FHLB advances:

(dollars in thousands)	June 30, 2022	December 31, 2021
FHLB advances (fixed rates 0.00% to 4.96% and variable rates 0.91% to 1.60%) maturing July 2022 to January 2041	$3,303,178	$1,902,655
Fair value hedge basis adjustments and unamortized prepayment fees	(19,215)	(16,636)
Total	$3,283,963	$1,886,019
FHLB advances had weighted-average rates of 1.68% at June 30, 2022 and 1.30% at December 31, 2021. Investment securities and residential real estate loans collateralize these borrowings up to 140% of outstanding debt.
At June 30, 2022, total unamortized prepayment fees related to debt modifications completed in prior years totaled $23.2 million, compared to $26.2 million at December 31, 2021.

Contractual maturities of FHLB advances at June 30, 2022 were as follows:

(dollars in thousands)
Due in 2022	$227,500
Due in 2023	100,150
Due in 2024	225,243
Due in 2025	550,285
Due in 2026	100,000
Thereafter	2,100,000
Fair value hedge basis adjustments and unamortized prepayment fees	(19,215)
Total	$3,283,963

NOTE 14 – OTHER BORROWINGS
The following table summarizes Old National’s other borrowings:

(dollars in thousands)	June 30, 2022	December 31, 2021
Old National Bancorp:
Senior unsecured notes (fixed rate 4.125%) maturing August 2024	$175,000	$175,000
Unamortized debt issuance costs related to senior unsecured notes	(325)	(403)
Subordinated debentures (fixed rate 5.875%) maturing September 2026	150,000	—
Junior subordinated debentures (variable rates of 2.64% to 6.95%) maturing July 2031 to September 2037	136,643	42,000
Other basis adjustments	25,942	(3,044)
Old National Bank:
Finance lease liabilities	15,910	17,233
Subordinated debentures (variable rate 5.64%) maturing October 2025	12,000	12,000
Leveraged loans for NMTC (fixed rates of 1.00% to 1.43%) maturing December 2046 to December 2052	77,550	51,045
Other	29,994	2,839
Total other borrowings	$622,714	$296,670
Contractual maturities of other borrowings at June 30, 2022 were as follows:

(dollars in thousands)
Due in 2022	$1,232
Due in 2023	2,529
Due in 2024	177,631
Due in 2025	14,693
Due in 2026	151,501
Thereafter	219,517
Unamortized debt issuance costs and other basis adjustments	55,611
Total	$622,714
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
The following table summarizes the terms of our outstanding junior subordinated debentures at June 30, 2022:

(dollars in thousands)				Rate at June 30, 2022
Name of Trust	Issuance Date	Issuance Amount	Rate		Maturity Date
St. Joseph Capital Trust II	March 2005	$5,155	3-month LIBOR plus 1.75%	3.78%	March 17, 2035
Anchor Capital Trust III	August 2005	5,000	3-month LIBOR plus 1.55%	3.80%	September 30, 2035
Home Federal Statutory Trust I	September 2006	15,464	3-month LIBOR plus 1.65%	3.48%	September 15, 2036
Monroe Bancorp Capital Trust I	July 2006	3,093	3-month LIBOR plus 1.60%	2.64%	October 7, 2036
Tower Capital Trust 3	December 2006	9,279	3-month LIBOR plus 1.69%	3.29%	March 1, 2037
Monroe Bancorp Statutory Trust II	March 2007	5,155	3-month LIBOR plus 1.60%	3.43%	June 15, 2037
First Midwest Capital Trust I	November 2003	37,825	6.95% fixed	6.95%	December 1, 2033
Great Lakes Statutory Trust II	December 2005	6,186	3-month LIBOR plus 1.40%	3.23%	December 15, 2035
Great Lakes Statutory Trust III	June 2007	8,248	3-month LIBOR plus 1.70%	3.53%	September 15, 2037
Northern States Statutory Trust I	September 2005	10,310	3-month LIBOR plus 1.80%	3.63%	September 15, 2035
Bridgeview Statutory Trust I	July 2001	15,464	3-month LIBOR plus 3.58%	4.87%	July 31, 2031
Bridgeview Capital Trust II	December 2002	15,464	3-month LIBOR plus 3.35%	4.39%	January 7, 2033
Total		$136,643
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
On February 15, 2022, Old National assumed $150.0 million of subordinated fixed rate notes related to the First Midwest merger. The subordinated debentures have a 5.875% fixed rate of interest through the September 29, 2026 maturity date.
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
Finance Lease Liabilities
Old National has long-term finance lease liabilities for certain banking centers and equipment totaling $15.9 million at June 30, 2022.  See Note 8 to the consolidated financial statements for a maturity analysis of the Company’s finance lease liabilities.

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes within each classification of AOCI, net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sale Debt Securities	Unrealized Gains and Losses on Held-to- Maturity Securities	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Total
Three Months Ended June 30, 2022
Balance at beginning of period	$(314,364)	$(16,727)	$(7,132)	$24	$(338,199)
Other comprehensive income (loss) before reclassifications	(122,776)	(108,266)	(2,578)	—	(233,620)
Amounts reclassified from AOCI to income (1)	65	2,794	(165)	(8)	2,686
Balance at end of period	$(437,075)	$(122,199)	$(9,875)	$16	$(569,133)

Three Months Ended June 30, 2021
Balance at beginning of period	$86,495	$—	$5,525	$(111)	$91,909
Other comprehensive income (loss) before reclassifications	(26,886)	—	(959)	—	(27,845)
Amounts reclassified from AOCI to income (1)	(514)	—	(1,325)	37	(1,802)
Balance at end of period	$59,095	$—	$3,241	$(74)	$62,262

Six Months Ended June 30, 2022
Balance at beginning of period	$(2,950)	$—	$543	$32	$(2,375)
Other comprehensive income (loss) before reclassifications	(433,929)	(125,229)	(9,748)	—	(568,906)
Amounts reclassified from AOCI to income (1)	(196)	3,030	(670)	(16)	2,148
Balance at end of period	$(437,075)	$(122,199)	$(9,875)	$16	$(569,133)

Six Months Ended June 30, 2021
Balance at beginning of period	$145,335	$—	$2,584	$(148)	$147,771
Other comprehensive income (loss) before reclassifications	(84,173)	—	2,094	—	(82,079)
Amounts reclassified from AOCI to income (1)	(2,067)	—	(1,437)	74	(3,430)
Balance at end of period	$59,095	$—	$3,241	$(74)	$62,262
(1)See tables below for details about reclassifications to income.

The following table summarizes the significant amounts reclassified out of each component of AOCI for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
(dollars in thousands)	2022	2021
Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement of Income
Unrealized gains and losses on available-for-sale securities	$(85)	$692	Debt securities gains (losses), net
	20	(178)	Income tax (expense) benefit
	$(65)	$514	Net income
Unrealized gains and losses on held-to-maturity securities	$(3,692)	$—	Interest income (expense)
	898	—	Income tax (expense) benefit
	$(2,794)	$—	Net income
Gains and losses on cash flow hedges Interest rate contracts	$219	$1,756	Interest income (expense)
	(54)	(431)	Income tax (expense) benefit
	$165	$1,325	Net income
Amortization of defined benefit pension items
Actuarial gains (losses)	$10	$(49)	Salaries and employee benefits
	(2)	12	Income tax (expense) benefit
	$8	$(37)	Net income

Total reclassifications for the period	$(2,686)	$1,802	Net income
The following table summarizes the significant amounts reclassified out of each component of AOCI for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(dollars in thousands)	2022	2021
Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement of Income
Unrealized gains and losses on available-for-sale securities	$257	$2,685	Debt securities gains (losses), net
	(61)	(618)	Income tax (expense) benefit
	$196	$2,067	Net income
Unrealized gains and losses on held-to-maturity securities	$(4,002)	$—	Interest income (expense)
	972	—	Income tax (expense) benefit
	$(3,030)	$—	Net income
Gains and losses on cash flow hedges Interest rate contracts	$888	$1,905	Interest income (expense)
	(218)	(468)	Income tax (expense) benefit
	$670	$1,437	Net income
Amortization of defined benefit pension items
Actuarial gains (losses)	$21	$(98)	Salaries and employee benefits
	(5)	24	Income tax (expense) benefit
	$16	$(74)	Net income

Total reclassifications for the period	$(2,148)	$3,430	Net income

NOTE 16 – SHARE-BASED COMPENSATION
At June 30, 2022, Old National had 9.1 million shares remaining available for issuance under the Company’s Amended and Restated 2008 Incentive Compensation Plan (the “ICP”).  An amendment to increase the number of shares authorized for issuance under the ICP by 9.0 million was approved on May 18, 2022. The granting of awards to key employees is typically in the form of restricted stock awards or units.
Restricted Stock Awards
Old National granted 0.9 million time-based restricted stock awards to certain key employees during the six months ended June 30, 2022. Additionally, in connection with the First Midwest merger, each restricted stock award of First Midwest common stock that was outstanding, unvested, and unsettled at the merger date was assumed and equitably converted into a restricted stock award of Old National common stock subject to the same vested terms and conditions, resulting in an issuance of an aggregate 0.9 million restricted stock awards of Old National common stock. Shares generally vest annually over a three year period, cliff vest in three years from the grant date, or vest 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date.  At June 30, 2022, unvested shares totaled 2.0 million. Compensation expense is measured as the fair value of the award at grant date recognized over the service period of the award. Shares are subject to certain restrictions and risk of forfeiture by the participants.  At June 30, 2022, unrecognized compensation expense for unvested restricted stock awards was $23.6 million.
Old National recorded share-based compensation expense, net of tax, related to restricted stock awards of $2.9 million during the three months ended June 30, 2022 and $5.4 million for the six months ended June 30, 2022, compared to $0.7 million for the three months ended June 30, 2021 and $1.4 million for the six months ended June 30, 2021.
Restricted Stock Units
Old National granted 1.2 million shares of performance based restricted stock units to certain key officers during the six months ended June 30, 2022. Additionally, in connection with the First Midwest merger, each time-based or performance-based restricted stock unit award of First Midwest common stock that was outstanding, unvested, and unsettled at the merger date was assumed and equitably converted into a time-based restricted stock unit award of Old National common stock subject to the same vested terms and conditions (other than performance conditions), resulting in an issuance of an aggregate 0.7 million restricted stock units of Old National common stock. Shares vest at the end of a 24 or 36 month period based on the achievement of certain targets. If targets are achieved prior to the end of the 24 month performance period, vesting can be accelerated. At June 30, 2022, unvested shares totaled 2.1 million. Compensation expense is recognized on a straight line basis over the performance period of the award. For certain awards, the level of performance could increase or decrease the number of shares earned.  Shares are subject to certain restrictions and risk of forfeiture by the participants.  As of June 30, 2022, there was $21.9 million of unrecognized compensation cost related to unvested restricted stock units.
Old National recorded share-based compensation expense, net of tax, related to restricted stock units of $3.0 million during the three months ended June 30, 2022 and $5.4 million for the six months ended June 30, 2022, compared to $0.7 million during the three months ended June 30, 2021 and $1.3 million for the six months ended June 30, 2021.
Stock Options and Appreciation Rights
Old National has not granted stock options since 2009. However, Old National did acquire stock options and stock appreciation rights through its prior acquisitions. Old National recorded no incremental expense associated with the conversion of these options and stock appreciation rights. At June 30, 2022, 8 thousand stock appreciation rights remained outstanding.

NOTE 17 – INCOME TAXES
Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Provision at statutory rate of 21%	$29,389	$16,117	$21,766	$38,051
Tax-exempt income:
Tax-exempt interest	(3,413)	(2,762)	(6,406)	(5,541)
Section 291/265 interest disallowance	38	30	66	63
Company-owned life insurance income	(938)	(556)	(1,656)	(1,099)
Tax-exempt income	(4,313)	(3,288)	(7,996)	(6,577)
State income taxes	4,085	2,200	758	5,173
Interim period effective rate adjustment	(3,967)	(662)	3,073	(2,437)
Tax credit investments - federal	(1,292)	(1,430)	(2,561)	(2,523)
Other, net	1,062	1,023	1,210	(97)
Income tax expense (benefit)	$24,964	$13,960	$16,250	$31,590
Effective tax rate	17.8%	18.2%	15.7%	17.4%
The provision for income taxes was recorded at June 30, 2022 and 2021 based on the current estimate of the effective annual rate.
The lower effective tax rate during the three and six months ended June 30, 2022 compared to the same periods in 2021 reflected the recognition of $1.7 million of previously unrealized tax benefits in the three months ended June 30, 2022, partially offset by higher post-merger estimated state effective tax rates. The six months ended June 30, 2022 also reflected additional one-time benefits of $1.2 million related to share-based payments and $0.9 million related to the remeasurement of the Company’s deferred taxes post-merger.
Net Deferred Tax Assets
Net deferred tax assets are included in other assets on the balance sheet. At June 30, 2022, net deferred tax assets totaled $337.5 million, compared to $32.9 million at December 31, 2021. The increase in net deferred tax assets was driven by $180.1 million of deferred tax assets related to the market value adjustments of certain investments and $126.6 million related to the merger with First Midwest.
The Company’s retained earnings at June 30, 2022 included an appropriation for acquired thrifts’ tax bad debt allowances totaling $58.6 million for which no provision for federal or state income taxes has been made.  If, in the future, this portion of retained earnings were distributed as a result of the liquidation of the Company or its subsidiaries, federal and state income taxes would be imposed at the then applicable rates.
No valuation allowance was recorded at June 30, 2022 or December 31, 2021 because, based on current expectations, Old National believes it will generate sufficient income in future years to realize deferred tax assets.  Old National has federal net operating loss carryforwards totaling $90.4 million at June 30, 2022 and $36.7 million at December 31, 2021.  This federal net operating loss was acquired from the acquisition of Anchor (WI) in 2016 and First Midwest in 2022.  If not used, the federal net operating loss carryforwards will begin expiring in 2030 and later.  Old National has recorded state net operating loss carryforwards totaling $133.9 million at June 30, 2022 and $116.1 million at December 31, 2021.  If not used, the state net operating loss carryforwards will expire from 2027 to 2036.
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
Cash Flow Hedges
Interest rate swaps of certain borrowings were designated as cash flow hedges totaling $150.0 million notional amount at both June 30, 2022 and December 31, 2021. Interest rate collars and floors related to variable-rate commercial loan pools were designated as cash flow hedges totaling $900.0 million notional amount at June 30, 2022 and $600.0 million notional amount at December 31, 2021. The hedges were determined to be effective during all periods presented and we expect them to remain effective during the remaining terms.
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
Fair Value Hedges
Interest rate swaps of certain borrowings were designated as fair value hedges totaling $352.5 million notional amount at June 30, 2022 and $377.5 million notional amount at December 31, 2021. Interest rate swaps of certain available-for-sale investment securities were designated as fair value hedges totaling $910.0 million notional amount at both June 30, 2022 and December 31, 2021. The hedges were determined to be effective during all periods presented and we expect them to remain effective during the remaining terms.

The following table summarizes Old National’s derivatives designated as hedges:

	June 30, 2022			December 31, 2021
		Fair Value			Fair Value
(dollars in thousands)	Notional	Assets (1)	Liabilities (2)	Notional	Assets (1)	Liabilities (2)
Cash flow hedges
Interest rate collars and floors on loan pools	$900,000	$5,493	$24,005	$600,000	$459	$2,173
Interest rate swaps on borrowings (3)	150,000	—	—	150,000	4,316	—
Fair value hedges
Interest rate swaps on investment securities (3)	909,957	—	—	909,957	10,961	14,643
Interest rate swaps on borrowings (3)	352,500	66	—	377,500	2,475	96
Total		$5,559	$24,005		$18,211	$16,912
(1)Derivative assets are included in other assets on the balance sheet.
(2)Derivative liabilities are included in other liabilities on the balance sheet.
(3)The fair values of certain counterparty interest rate swaps are zero due to the settlement of centrally-cleared variation margin rules.
The effect of derivative instruments in fair value hedging relationships on the consolidated statements of income were as follows:

(dollars in thousands)					Gain (Loss) Recognized in Income on Related Hedged Items
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Hedged Items in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in in Income on Related Hedged Item
Three Months Ended June 30, 2022
Interest rate contracts	Interest income/(expense)	$(2,524)	Fixed-rate debt	Interest income/(expense)	$2,600
Interest rate contracts	Interest income/(expense)	53,779	Fixed-rate investment securities	Interest income/(expense)	(53,762)
Total		$51,255			$(51,162)

Three Months Ended June 30, 2021
Interest rate contracts	Interest income/(expense)	$(1,251)	Fixed-rate debt	Interest income/(expense)	$1,251
Interest rate contracts	Interest income/(expense)	(45,829)	Fixed-rate investment securities	Interest income/(expense)	45,481
Total		$(47,080)			$46,732

Six Months Ended June 30, 2022
Interest rate contracts	Interest income/(expense)	$(7,357)	Fixed-rate debt	Interest income/(expense)	$7,555
Interest rate contracts	Interest income/(expense)	111,433	Fixed-rate investment securities	Interest income/(expense)	(111,791)
Total		$104,076			$(104,236)

Six Months Ended June 30, 2021
Interest rate contracts	Interest income/(expense)	$(2,826)	Fixed-rate debt	Interest income/(expense)	$2,829
Interest rate contracts	Interest income/(expense)	9	Fixed-rate investment securities	Interest income/(expense)	(64)
Total		$(2,817)			$2,765

The effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income were as follows:

		Three Months Ended June 30,		Three Months Ended June 30,
(dollars in thousands)		2022	2021	2022	2021
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	Interest income/(expense)	$(3,418)	$(1,272)	$219	$1,756
		Six Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	Interest income/(expense)	$(12,924)	$2,776	$888	$1,905
Amounts reported in AOCI related to cash flow hedges will be reclassified to interest income or interest expense as interest payments are received or paid on Old National’s derivative instruments.  During the next 12 months, we estimate that $2.4 million will be reclassified to interest income and $7.2 million will be reclassified to interest expense.
Derivatives Not Designated as Hedges
Commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives.  These derivative contracts do not qualify for hedge accounting.  At June 30, 2022, the notional amounts of the interest rate lock commitments were $94.7 million and forward commitments were $100.1 million.  At December 31, 2021, the notional amounts of the interest rate lock commitments were $90.7 million and forward commitments were $126.1 million.  It is our practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans.
Old National also enters into derivative instruments for the benefit of its clients.  The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $4.9 billion at June 30, 2022.  The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $2.4 billion at December 31, 2021.  These derivative contracts do not qualify for hedge accounting.  These instruments include interest rate swaps, caps, and collars.  Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of clients by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.
Old National enters into derivative financial instruments as part of its foreign currency risk management strategies.  These derivative instruments consist of foreign currency forward contracts to accommodate the business needs of its clients.  Old National does not designate these foreign currency forward contracts for hedge accounting treatment.

The following table summarizes Old National’s derivatives not designated as hedges:

	June 30, 2022			December 31, 2021
		Fair Value			Fair Value
(dollars in thousands)	Notional	Assets (1)	Liabilities (2)	Notional	Assets (1)	Liabilities (2)
Interest rate lock commitments	$94,678	$300	$—	$90,731	$2,352	$—
Forward mortgage loan contracts	100,089	920	—	126,107	242	—
Customer interest rate swaps	4,931,862	8,821	194,038	2,433,177	52,439	11,658
Counterparty interest rate swaps (3)	4,931,862	60,108	7,220	2,433,177	583	12,956
Customer foreign currency forward contracts	15,406	568	—	10,292	399	—
Counterparty foreign currency forward contracts	15,328	—	514	10,205	—	346
Total		$70,717	$201,772		$56,015	$24,960
(1)Derivative assets are included in other assets on the balance sheet.
(2)Derivative liabilities are included in other liabilities on the balance sheet.
(3)The fair values of certain counterparty interest rate swaps are zero due to the settlement of centrally-cleared variation margin rules.
The effect of derivatives not designated as hedging instruments on the consolidated statements of income were as follows:

		Three Months Ended June 30,
(dollars in thousands)		2022	2021
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Other income/(expense)	$449	$(75)
Mortgage contracts	Mortgage banking revenue	(1,503)	(5,578)
Foreign currency contracts	Other income/(expense)	65	(85)
Total		$(989)	$(5,738)

		Six Months Ended June 30,
		2022	2021
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Other income/(expense)	$950	$310
Mortgage contracts	Mortgage banking revenue	(1,374)	(2,317)
Foreign currency contracts	Other income/(expense)	38	(49)
Total		$(386)	$(2,056)
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
Credit-Related Financial Instruments
In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $8.2 billion and standby letters of credit of $223.0 million at June 30, 2022.  At June 30, 2022, approximately 10% of the loan commitments had fixed rates, with the remainder having floating rates ranging from 0% to 21%.  At December 31, 2021, loan commitments totaled $4.5 billion and standby letters of credit totaled $75.7 million.  These commitments are not reflected in the consolidated financial statements.  The allowance for unfunded loan commitments totaled $22.0 million at June 30, 2022 and $10.9 million at December 31, 2021. The increase in the allowance for credit losses on unfunded loan commitments was driven by the merger with First Midwest.
Old National had credit extensions with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients totaling $6.7 million at June 30, 2022 and $21.8 million December 31, 2021.  Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $6.5 million at June 30, 2022 and December 31, 2021.  Old National did not provide collateral for the remaining credit extensions.
Visa Class B Restricted Shares
In 2008, Old National received Visa Class B restricted shares as part of Visa’s initial public offering.  These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares.  This conversion will not occur until the final settlement of certain litigation for which Visa is indemnified by the holders of Visa’s Class B shares, including Old National.  Visa funded an escrow account from its initial public offering to settle these litigation claims.  Increases in litigation claims requiring Visa to fund the escrow account due to insufficient funds will result in a reduction of the conversion ratio of each Visa Class B share to unrestricted Class A shares.  As of June 30, 2022, the conversion ratio was 1.6059.  Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation, the 65,466 Class B shares that Old National owns at June 30, 2022 are carried at a zero cost basis and are included in other assets with our equity securities that have no readily determinable fair value.
NOTE 20 – FINANCIAL GUARANTEES
Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires Old National to record the instruments at fair value.  Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties.  Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract.  Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies.  The term of these standby letters of credit is typically one year or less.  At June 30, 2022, the notional amount of standby letters of credit was $223.0 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.5 million.  At December 31, 2021, the notional amount of standby letters of credit was $75.7 million, which represented the maximum amount of future funding requirements, and the carrying value was $0.5 million.
Old National is a party in risk participation transactions of interest rate swaps, which had total notional amount of $230.5 million at June 30, 2022.

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

Recurring Basis
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at June 30, 2022 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$55,879	$55,879	$—	$—
Investment securities available-for-sale:
U.S. Treasury	402,783	402,783	—	—
U.S. government-sponsored entities and agencies	1,242,557	—	1,242,557	—
Mortgage-backed securities - Agency	4,827,708	—	4,827,708	—
States and political subdivisions	720,041	—	720,041	—
Pooled trust preferred securities	11,101	—	11,101	—
Other securities	363,511	—	363,511	—
Residential loans held for sale	26,217	—	26,217	—
Derivative assets	76,276	—	76,276	—
Financial Liabilities
Derivative liabilities	225,777	—	225,777	—

		Fair Value Measurements at December 31, 2021 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$13,211	$13,211	$—	$—
Investment securities available-for-sale:
U.S. Treasury	235,584	235,584	—	—
U.S. government-sponsored entities and agencies	1,542,773	—	1,542,773	—
Mortgage-backed securities - Agency	3,698,831	—	3,698,831	—
States and political subdivisions	1,654,986	—	1,654,986	—
Pooled trust preferred securities	9,496	—	—	9,496
Other securities	240,396	—	240,396	—
Residential loans held for sale	35,458	—	35,458	—
Derivative assets	74,226	—	74,226	—
Financial Liabilities
Derivative liabilities	41,872	—	41,872	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(dollars in thousands)	Pooled Trust Preferred Securities
Three Months Ended June 30, 2022
Balance at beginning of period	$9,665
Accretion of discount	7
Increase in fair value of securities	1,429
Transfers out of Level 3	(11,101)
Balance at end of period	$—

Three Months Ended June 30, 2021
Balance at beginning of period	$8,210
Accretion of discount	5
Sales/payments received	(12)
Increase in fair value of securities	1,185
Balance at end of period	$9,388

Six Months Ended June 30, 2022
Balance at beginning of period	$9,496
Accretion of discount	12
Increase in fair value of securities	1,593
Transfers out of Level 3	(11,101)
Balance at end of period	$—

Six Months Ended June 30, 2021
Balance at beginning of period	$7,913
Accretion of discount	10
Sales/payments received	(27)
Increase in fair value of securities	1,492
Balance at end of period	$9,388
The accretion of discounts on securities in the table above is included in interest income.  The increase or decrease in the fair value of securities in the table above is included in the unrealized holding gains (losses) for the period in the statement of other comprehensive income. An increase in fair value is reflected in the balance sheet as an increase in the fair value of investment securities available-for-sale, an increase in accumulated other comprehensive income, which is included in shareholders’ equity, and a decrease in other assets related to the tax impact. A decrease in fair value is reflected in the balance sheet as a decrease in the fair value of investment securities available-for-sale, a decrease in accumulated other comprehensive income, which is included in shareholders’ equity, and an increase in other assets related to the tax impact. Old National’s pooled trust preferred securities with a fair value of $11.1 million were transferred out of Level 3 and into Level 2 in the three and six months ended June 30, 2022 because of available observable market data for these investments.

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
Non-Recurring Basis
Assets measured at fair value at June 30, 2022 on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2022 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Loans:
Commercial loans	$15,443	$—	$—	$15,443
Commercial real estate loans	54,248	—	—	54,248
Foreclosed Assets:
Commercial	520	—	—	520
Commercial and commercial real estate loans that are deemed collateral dependent are valued using the discounted cash flows.  The liquidation amounts are based on the fair value of the underlying collateral using the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral.  These commercial and commercial real estate loans had a principal amount of $84.5 million, with a valuation allowance of $14.8 million at June 30, 2022.  Old National recorded provision expense associated with these loans totaling $12.8 million for the three months ended June 30, 2022 and $28.6 million for the six months ended June 30, 2022.  Old National recorded provision expense associated with commercial and commercial real estate loans that were deemed collateral dependent totaling $0.2 million for the three months ended June 30, 2021 and provision recoveries totaling $38 thousand for the six months ended June 30, 2021.
Other real estate owned and other repossessed property is measured at fair value less costs to sell on a non-recurring basis and had a net carrying amount of $0.5 million at June 30, 2022. There were $0.1 million write-downs of other real estate owned for the three months ended June 30, 2022 and $0.3 million for the six months ended June 30, 2022. There were no writedowns of other real estate owned for the three months ended June 30, 2021 and $23 thousand for the six months ended June 30, 2021.
Loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount.  If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value.  Fair value is determined at a tranche level, based on market prices for comparable mortgage servicing contracts when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model utilizes a discount rate, weighted average prepayment speed, and other economic factors that market participants would use in estimating future net servicing income and that can be validated against available market data (Level 2).  There was no valuation allowance for loan servicing rights with impairments at June 30, 2022.  Old National recorded immaterial recoveries associated with these loan servicing rights during the three months ended June 30, 2022. Old National recorded recoveries associated with these loan servicing rights totaling $46 thousand for the six months ended June 30, 2022. There were recoveries of $41 thousand for the three months ended June 30, 2021 and $1.3 million for the six months ended June 30, 2021.
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
The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
June 30, 2022
Collateral Dependent Loans
Commercial loans	$15,443	Discounted	Discount for type of property,	3% - 30% (12%)
		cash flow	age of appraisal, and current status
Commercial real estate loans	54,248	Discounted	Discount for type of property,	2% - 37% (16%)
		cash flow	age of appraisal, and current status
Foreclosed Assets
Commercial real estate (1)	520	Fair value of	Discount for type of property,	19%
		collateral	age of appraisal, and current status
December 31, 2021
Collateral Dependent Loans
Commercial loans	$2,634	Discounted	Discount for type of property,	14% - 15% (14%)
		cash flow	age of appraisal, and current status
Commercial real estate loans	16,308	Discounted	Discount for type of property,	6% - 10% (8%)
		cash flow	age of appraisal, and current status
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
Residential Loans Held For Sale
Old National has elected the fair value option for residential loans held for sale.  For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status).  None of these loans are 90 days or more past due, nor are any on nonaccrual status.  Included in the income statement is interest income for loans held for sale totaling $0.7 million for the three months ended June 30, 2022 and $1.2 million for the six months ended June 30, 2022, compared to $0.4 million for the three months ended June 30, 2021 and $0.8 million for the six months ended June 30, 2021.
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
The difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was as follows:

(dollars in thousands)	Aggregate Fair Value	Difference	Contractual Principal
June 30, 2022
Residential loans held for sale	$26,217	$283	$25,934
December 31, 2021
Residential loans held for sale	$35,458	$1,342	$34,116
Accrued interest at period end is included in the fair value of the instruments.
The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value:

(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Three Months Ended June 30, 2022
Residential loans held for sale	$278	$9	$—	$287

Three Months Ended June 30, 2021
Residential loans held for sale	$790	$—	$(1)	$789

Six Months Ended June 30, 2022
Residential loans held for sale	$(1,065)	$9	$(3)	$(1,059)

Six Months Ended June 30, 2021
Residential loans held for sale	$(1,590)	$2	$(1)	$(1,589)

Financial Instruments Not Carried at Fair Value
The carrying amounts and estimated fair values of financial instruments not carried at fair value were as follows:

		Fair Value Measurements at June 30, 2022 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$797,964	$797,964	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	815,833	—	720,435	—
Mortgage-backed securities - Agency	1,149,212	—	1,089,442	—
State and political subdivisions	1,119,141	—	969,413	—
Loans, net:
Commercial	8,819,983	—	—	8,837,714
Commercial real estate	11,653,818	—	—	11,711,358
Residential real estate	6,059,328	—	—	5,740,944
Consumer credit	2,732,516	—	—	2,880,432
Accrued interest receivable	157,079	699	51,770	104,610

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$12,388,379	$12,388,379	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	20,642,980	20,642,980	—	—
Time deposits	2,507,616	—	2,476,746	—
Federal funds purchased and interbank borrowings	1,561	1,561	—	—
Securities sold under agreements to repurchase	476,173	476,173	—	—
FHLB advances	3,283,963	—	3,257,920	—
Other borrowings	622,714	—	573,849	—
Accrued interest payable	10,148	—	10,148	—
Standby letters of credit	450	—	—	450

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$2,610

		Fair Value Measurements at December 31, 2021 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$822,019	$822,019	$—	$—
Loans, net:
Commercial	3,363,175	—	—	3,335,009
Commercial real estate	6,315,574	—	—	6,211,854
Residential real estate	2,245,942	—	—	2,216,900
Consumer credit	1,569,814	—	—	1,582,600
Accrued interest receivable	84,109	688	35,790	47,631

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$6,303,106	$6,303,106	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	11,305,676	11,305,676	—	—
Time deposits	960,413	—	968,658	—
Federal funds purchased and interbank borrowings	276	276	—	—
Securities sold under agreements to repurchase	392,275	392,275	—	—
FHLB advances	1,886,019	—	1,935,140	—
Other borrowings	296,670	—	311,532	—
Accrued interest payable	5,496	—	5,496	—
Standby letters of credit	454	—	—	454

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$4,678
The methods utilized to measure the fair value of financial instruments at June 30, 2022 and December 31, 2021 represent an approximation of exit price, however, an actual exit price may differ.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is an analysis of our results of operations for the three and six months ended June 30, 2022 and 2021, and financial condition as of June 30, 2022, compared to December 31, 2021.  This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes, as well as our 2021 Annual Report on Form 10-K.
FORWARD-LOOKING STATEMENTS
This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, descriptions of Old National’s financial condition, results of operations, asset and credit quality trends, profitability and business plans or opportunities. Forward-looking statements can be identified by the use of the words “anticipate,” “believe,” “contemplate,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “should,” and “will,” and other words of similar meaning. These forward-looking statements express management’s current expectations or forecasts of future events and, by their nature, are subject to risks and uncertainties. There are a number of factors that could cause actual results or outcomes to differ materially from those in such statements. Factors that might cause such a difference include, but are not limited to: the duration, extent, and severity of the COVID-19 pandemic and related variants and mutations, including the continued effects on our business, operations, and employees as well as the business of our customers; competition; government legislation, regulations and policies; ability of Old National to execute its business plan, including the completion of the integration related to the merger between Old National and First Midwest, and the achievement of the synergies and other benefits from the merger; unanticipated changes in our liquidity position, including but not limited to changes in our access to sources of liquidity and capital to address our liquidity needs; changes in economic conditions which could materially impact credit quality trends and the ability to generate loans and gather deposits; market, economic, operational, liquidity, credit, and interest rate risks associated with our business; our ability to successfully manage our credit risk and the sufficiency of our allowance for credit losses; uncertainty about the discontinued use of LIBOR and the transition to an alternative rate; failure or circumvention of our internal controls; operational risks or risk management failures by us or critical third parties, including without limitation with respect to data processing, information systems, cybersecurity, technological changes, vendor issues, business interruption, and fraud risks; significant changes in accounting, tax or regulatory practices or requirements; new legal obligations or liabilities or unfavorable resolutions of litigation; disruptive technologies in payment systems and other services traditionally provided by banks; failure or disruption of our information systems; computer hacking and other cybersecurity threats; other matters discussed in this report; and other factors identified in our Annual Report on Form 10-K for the year ended December 31, 2021 and other filings with the SEC. These forward-looking statements are made only as of the date of this report and are not guarantees of future results or performance.
Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect.  Therefore, undue reliance should not be placed upon these estimates and statements.  We cannot assure that any of these statements, estimates, or beliefs will be realized and actual results or outcomes may differ from those contemplated in these forward-looking statements.  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise after the date of this report.  You are advised to consult further disclosures we may make on related subjects in our filings with the SEC.
Investors should consider these risks, uncertainties, and other factors in addition to risk factors included in this filing and our other filings with the SEC.

FINANCIAL HIGHLIGHTS
The following table sets forth certain financial highlights of Old National:

	Three Months Ended			Six Months Ended
(dollars and shares in thousands,	June 30,	March 31,	June 30,	June 30,
except per share data)	2022	2022	2021	2022	2021
Income Statement:
Net interest income	$337,472	$222,785	$149,927	$560,257	$298,047
Taxable equivalent adjustment (1)	4,314	3,772	3,470	8,086	6,970
Net interest income - tax equivalent basis	341,786	226,557	153,397	568,343	305,017
Provision for credit losses	9,245	97,569	(4,929)	106,814	(22,285)
Noninterest income	89,117	65,240	51,508	154,357	108,220
Noninterest expense	277,395	226,756	129,618	504,151	247,358
Net income (loss) available to common shareholders	110,952	(29,603)	62,786	81,349	149,604
Per Common Share Data:
Weighted average diluted shares	291,881	227,002	165,934	260,253	165,821
Net income (loss) (diluted)	$0.38	$(0.13)	$0.38	$0.31	$0.90
Cash dividends	0.14	0.14	0.14	0.28	0.28
Common dividend payout ratio (2)	37%	(108)%	37%	90%	31%
Book value	$16.51	$17.03	$18.05	$16.51	$18.05
Stock price	14.79	16.38	17.61	14.79	17.61
Tangible common book value (3)	9.23	9.71	11.55	9.23	11.55
Performance Ratios:
Return on average assets	1.01%	(0.31)%	1.06%	0.43%	1.27%
Return on average common equity	9.08	(2.89)	8.39	3.62	10.04
Return on tangible common equity (3)	17.21	(3.61)	13.58	6.71	16.10
Return on average tangible common equity (3)	16.93	(4.03)	13.58	6.84	16.21
Net interest margin (3)	3.33	2.88	2.91	3.13	2.93
Efficiency ratio (3)	62.70	76.15	62.05	68.13	58.79
Net charge-offs (recoveries) to average loans	0.02	0.05	(0.01)	0.04	—
Allowance for credit losses to ending loans	0.97	0.99	0.79	0.97	0.79
Non-performing loans to ending loans	0.78	0.88	1.03	0.78	1.03
Balance Sheet:
Total loans	$29,553,648	$28,336,244	$13,784,677	$29,553,648	$13,784,677
Total assets	45,748,355	45,834,648	23,675,666	45,748,355	23,675,666
Total deposits	35,538,975	35,607,390	17,868,911	35,538,975	17,868,911
Total borrowed funds	4,384,411	4,347,560	2,559,113	4,384,411	2,559,113
Total shareholders' equity	5,078,783	5,232,114	2,991,118	5,078,783	2,991,118
Capital Ratios:
Risk-based capital ratios:
Tier 1 common equity	9.90%	10.04%	11.95%	9.90%	11.95%
Tier 1	10.63	10.79	11.95	10.63	11.95
Total	12.03	12.19	12.73	12.03	12.73
Leverage ratio (to average assets)	8.19	10.58	8.38	8.19	8.38
Total equity to assets (averages)	11.22	12.03	12.61	11.57	12.69
Tangible common equity to tangible assets (3)	6.20	6.51	8.47	6.20	8.47
Nonfinancial Data:
Full-time equivalent employees	4,196	4,333	2,465	4,196	2,465
Banking centers	266	267	162	266	162
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
Although intended to enhance investors’ understanding of the Company’s business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. In addition, these non-GAAP financial measures may differ from those used by other financial institutions to assess their business and performance. See the previously provided tables and the following reconciliations in the “Non-GAAP Reconciliations” section for details on the calculation of these measures to the extent presented herein.

The following table presents GAAP to non-GAAP reconciliations.

		Three Months Ended June 30,		Six Months Ended June 30,
	(dollars and shares in thousands, except per share data)	2022	2021	2022	2021
	Tangible common book value:
	Shareholders' common equity (GAAP)	$4,835,064	$2,991,118	$4,835,064	$2,991,118
Deduct:	Goodwill	1,991,534	1,036,994	1,991,534	1,036,994
	Intangible assets	140,281	40,030	140,281	40,030
	Tangible shareholders' common equity (non-GAAP)	$2,703,249	$1,914,094	$2,703,249	$1,914,094
	Period end common shares	292,893	165,732	292,893	165,732
	Tangible common book value (non-GAAP)	9.23	11.55	9.23	11.55
	Return on tangible common equity:
	Net income applicable to common shares (GAAP)	$110,952	$62,786	$81,349	$149,604
	Add: Intangible amortization (net of tax) (1)	5,378	2,182	9,312	4,488
	Tangible net income (non-GAAP)	$116,330	$64,968	$90,661	$154,092
	Tangible shareholders' common equity (non-GAAP) (see above)	$2,703,249	$1,914,094	$2,703,249	$1,914,094
	Return on tangible common equity (non-GAAP)	17.21%	13.58%	6.71%	16.10%
	Return on average tangible common equity:
	Tangible net income (non-GAAP) (see above)	$116,330	$64,968	$90,661	$154,092
	Average shareholders' common equity (GAAP)	$4,886,181	$2,992,693	$4,495,862	$2,981,398
Deduct:	Average goodwill	1,992,860	1,036,994	1,736,227	1,036,994
	Average intangible assets	144,104	41,410	109,195	42,901
	Average tangible shareholders' common equity (non-GAAP)	$2,749,217	$1,914,289	$2,650,440	$1,901,503
	Return on average tangible common equity (non-GAAP)	16.93%	13.58%	6.84%	16.21%
	Net interest margin:
	Net interest income (GAAP)	$337,472	$149,927	$560,257	$298,047
	Taxable equivalent adjustment	4,314	3,470	8,086	6,970
	Net interest income - taxable equivalent basis (non-GAAP)	$341,786	$153,397	$568,343	$305,017
	Average earning assets	$41,003,338	$21,095,280	$36,269,744	$20,849,829
	Net interest margin (non-GAAP)	3.33%	2.91%	3.13%	2.93%
	Efficiency ratio:
	Noninterest expense (GAAP)	$277,395	$129,618	$504,151	$247,358
	Deduct: Intangible amortization expense	7,170	2,909	11,981	5,984
	Adjusted noninterest expense (non-GAAP)	$270,225	$126,709	$492,170	$241,374
	Net interest income - taxable equivalent basis (non-GAAP) (see above)	$341,786	$153,397	$568,343	$305,017
	Noninterest income	89,117	51,508	154,357	108,220
	Deduct: Debt securities gains (losses), net	(85)	692	257	2,685
	Adjusted total revenue (non-GAAP)	$430,988	$204,213	$722,443	$410,552
	Efficiency ratio (non-GAAP)	62.70%	62.05%	68.13%	58.79%
	Tangible common equity to tangible assets:
	Tangible shareholders' common equity (non-GAAP) (see above)	$2,703,249	$1,914,094	$2,703,249	$1,914,094
	Assets (GAAP)	$45,748,355	$23,675,666	$45,748,355	$23,675,666
Add:	Trust overdrafts	—	24	—	24
Deduct:	Goodwill	1,991,534	1,036,994	1,991,534	1,036,994
	Intangible assets	140,281	40,030	140,281	40,030
	Tangible assets (non-GAAP)	$43,616,540	$22,598,666	$43,616,540	$22,598,666
	Tangible common equity to tangible assets (non-GAAP)	6.20%	8.47%	6.20%	8.47%
(1)Calculated using management’s estimate of the annual fully taxable equivalent rates (federal and state).

EXECUTIVE SUMMARY
Old National is the sixth largest commercial bank headquartered in the Midwest. With approximately $46 billion of assets and $28 billion of assets under management, Old National ranks among the top 35 banking companies based in the U.S. and has been recognized as a World’s Most Ethical Company by the Ethisphere Institute for eleven consecutive years. Since its founding in 1834, Old National Bank has focused on community banking by building long-term, highly valued partnerships with clients and in the communities it serves. In addition to providing extensive services in retail and commercial banking, Old National offers comprehensive wealth management, investment, and capital market services.

On February 15, 2022, Old National completed its previously announced merger of equals transaction with First Midwest. At closing, Old National acquired $21.9 billion of assets, including $14.3 billion of loans, and assumed $17.2 billion of deposits. Old National completed branding and the majority of core banking systems conversions in early July of 2022.

On June 27, 2022, Old National entered into a Custodial Transfer and Asset Purchase Agreement with UMB, pursuant to which UMB will acquire Old National’s business of acting as a qualified custodian for, and administering, health savings accounts. Old National serves as custodian for health savings accounts comprised of both investment accounts and deposit accounts. Upon completion of the sale, UMB will pay Old National a premium on deposit account balances transferred at closing, or approximately $95 million based on June 30, 2022 balances. Subject to customary closing conditions and regulatory approval, the parties anticipate completing the sale in the fourth quarter of 2022.

Net income (loss) applicable to common shareholders for the second quarter of 2022 was $111.0 million, or $0.38 per diluted common share, compared to $(29.6) million, or $(0.13) per diluted common share, for the first quarter of 2022 and $62.8 million, or $0.38 per diluted common share, for the second quarter of 2021.

Results for the first and second quarters of 2022 were impacted by $52.3 million and $36.6 million, respectively, of merger-related expenses, which included $11.0 million in the first quarter of 2022 attributable to the provision for credit losses on unfunded loan commitments. In addition, the first quarter of 2022 provision expense of $97.6 million included $96.3 million of provision for credit losses to establish an allowance for credit losses on non-PCD loans acquired in the First Midwest merger.

We achieved strong fundamental results during the second quarter of 2022.
Loans:  Our loan balances, excluding loans held for sale, increased $1.2 billion to $29.6 billion at June 30, 2022 compared to March 31, 2022.  This was primarily driven by strong commercial and consumer loan production.
Net Interest Income: Net interest income increased $114.7 million compared to the first quarter of 2022 driven by the full quarter impact of the merger, loan growth, the higher rate environment, higher accretion, and an additional day in the quarter.
Noninterest Income:  Noninterest income increased $23.9 million compared to the first quarter of 2022 driven by the full quarter impact of the merger. Mortgage banking revenue was impacted by the higher rate environment, lower gain on sale margins, and a higher mix of portfolio production.
Noninterest Expenses:  Noninterest expenses increased $50.6 million compared to the first quarter of 2022 primarily due to the full quarter impact of operating costs associated with the merger, as well as higher incentive accruals reflective of strong performance. Noninterest expenses included $36.6 million of merger-related expenses, compared to $52.3 million in the first quarter of 2022.
Pandemic Update
As previously disclosed, the COVID-19 pandemic has created economic and financial disruptions that continue to adversely affect our operations during the six months ended June 30, 2022. Our historically careful underwriting practices, diverse and granular portfolios, and Midwest-based footprint have helped minimize the adverse impact to Old National. The pandemic has become less disruptive to the Company’s business, financial condition, results of operations, and its clients as of June 30, 2022.

RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands, except per share data)	2022	2021	% Change	2022	2021	% Change
Income Statement Summary:
Net interest income	$337,472	$149,927	125.1%	$560,257	$298,047	88.0%
Provision for credit losses	9,245	(4,929)	(287.6)	106,814	(22,285)	(579.3)
Noninterest income	89,117	51,508	73.0	154,357	108,220	42.6
Noninterest expense	277,395	129,618	114.0	504,151	247,358	103.8
Net income applicable to common shareholders	110,952	62,786	76.7	81,349	149,604	(45.6)
Net income per common share - diluted	0.38	0.38	—	0.31	0.90	(65.6)
Other Data:
Return on average common equity	9.08%	8.39%		3.62%	10.04%
Return on tangible common equity (1)	17.21	13.58		6.71	16.10
Return on average tangible common equity (1)	16.93	13.58		6.84	16.21
Efficiency ratio (1)	62.70	62.05		68.13	58.79
Tier 1 leverage ratio	8.19	8.38		8.19	8.38
Net charge-offs (recoveries) to average loans	0.02	(0.01)		0.04	—
(1)Represents a non-GAAP financial measure.  Refer to “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.
Net Interest Income
Net interest income is the most significant component of our earnings, comprising 78% of revenues for the six months ended June 30, 2022.  Net interest income and net interest margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations.  Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of interest-earning assets and interest-bearing liabilities.

Interest rates increased significantly during the second quarter of 2022 with the rate on the 2-Year U.S. Treasury increasing from 2.34% to 2.95%. The Federal Reserve’s Federal Funds Rate increased 125 basis points to a target range of 1.50% to 1.75%, with the Effective Federal Funds Rate at 1.58% at June 30, 2022. The Federal Reserve is expected to continue to increase the Federal Funds Rate throughout 2022 and into 2023. If interest rates increase, our interest rate spread may improve, which may result in an increase in our net interest income. If interest rates decline, our interest rate spread could decline, which may result in a decrease in our net interest income. However, management has taken balance sheet restructuring, derivative, and deposit pricing actions to help mitigate this risk.
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

(Tax equivalent basis, dollars in thousands)	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
Earning Assets	Average Balance	Income (1)/ Expense	Yield/ Rate	Average Balance	Income (1)/ Expense	Yield/ Rate
Money market and other interest-earning investments	$1,088,005	$1,830	0.67%	$232,723	$48	0.08%
Investment securities:
Treasury and government sponsored agencies	2,487,717	11,818	1.90%	1,637,396	5,967	1.46%
Mortgage-backed securities	6,008,470	33,534	2.23%	3,287,254	15,067	1.83%
States and political subdivisions	1,834,189	14,571	3.18%	1,503,447	12,364	3.29%
Other securities	723,279	5,467	3.02%	439,197	2,690	2.45%
Total investment securities	11,053,655	65,390	2.37%	6,867,294	36,088	2.10%
Loans: (2)
Commercial	8,692,646	95,743	4.36%	4,019,553	34,715	3.42%
Commercial real estate	11,547,958	113,545	3.89%	6,146,057	57,655	3.71%
Residential real estate loans	5,905,151	51,686	3.50%	2,256,215	21,474	3.81%
Consumer	2,715,923	30,478	4.50%	1,573,438	13,948	3.56%
Total loans	28,861,678	291,452	4.01%	13,995,263	127,792	3.62%
Total earning assets	41,003,338	$358,672	3.48%	21,095,280	$163,928	3.09%
Less: Allowance for credit losses	(282,943)			(117,020)
Non-Earning Assets
Cash and due from banks	277,283			238,326
Other assets	4,735,701			2,520,937
Total assets	$45,733,379			$23,737,523

Interest-Bearing Liabilities
Checking and NOW accounts	$8,445,683	$1,786	0.08%	$4,954,817	$514	0.04%
Savings accounts	6,835,675	673	0.04%	3,647,952	492	0.05%
Money market accounts	5,317,300	1,027	0.08%	2,085,132	433	0.08%
Time deposits	2,499,445	1,701	0.27%	1,024,777	1,293	0.51%
Total interest-bearing deposits	23,098,103	5,187	0.09%	11,712,678	2,732	0.09%
Federal funds purchased and interbank borrowings	1,222	2	0.47%	1,460	—	0.02%
Securities sold under agreements to repurchase	466,885	85	0.07%	406,251	95	0.09%
FHLB advances	3,053,423	6,925	0.91%	1,906,078	5,218	1.10%
Other borrowings	611,772	4,687	3.06%	269,259	2,486	3.69%
Total borrowed funds	4,133,302	11,699	1.14%	2,583,048	7,799	1.21%
Total interest-bearing liabilities	$27,231,405	$16,886	0.25%	$14,295,726	$10,531	0.30%

Noninterest-Bearing Liabilities and Shareholders' Equity
Demand deposits	$12,714,946			$6,140,424
Other liabilities	657,128			308,680
Shareholders' equity	5,129,900			2,992,693
Total liabilities and shareholders' equity	$45,733,379			$23,737,523

Net interest income - taxable equivalent basis		$341,786	3.33%		$153,397	2.91%
Taxable equivalent adjustment		(4,314)			(3,470)
Net interest income (GAAP)		$337,472	3.29%		$149,927	2.84%
(1)Interest income is reflected on a fully taxable equivalent basis.
(2)Includes loans held for sale.

(Tax equivalent basis, dollars in thousands)	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
Earning Assets	Average Balance	Income (1)/ Expense	Yield/ Rate	Average Balance	Income (1)/ Expense	Yield/ Rate
Money market and other interest-earning investments	$1,211,518	$2,138	0.36%	$301,025	$136	0.09%
Investment securities:
Treasury and government sponsored agencies	2,342,401	20,038	1.71%	1,397,791	10,852	1.55%
Mortgage-backed securities	5,441,902	57,910	2.13%	3,299,713	30,900	1.87%
States and political subdivisions	1,786,684	28,208	3.16%	1,490,865	24,564	3.30%
Other securities	664,741	9,611	2.89%	446,266	5,433	2.44%
Total investment securities	10,235,728	115,767	2.26%	6,634,635	71,749	2.16%
Loans: (2)
Commercial	7,301,008	151,026	4.11%	3,997,281	70,282	3.50%
Commercial real estate	10,156,292	190,952	3.74%	6,063,872	113,401	3.72%
Residential real estate loans	4,953,222	85,673	3.46%	2,264,988	42,821	3.78%
Consumer	2,411,976	52,393	4.38%	1,588,028	28,276	3.59%
Total loans	24,822,498	480,044	3.86%	13,914,169	254,780	3.65%
Total earning assets	36,269,744	$597,949	3.29%	20,849,829	$326,665	3.13%
Less: Allowance for credit losses	(225,876)			(125,398)
Non-Earning Assets
Cash and due from banks	273,083			263,336
Other assets	4,111,637			2,503,865
Total assets	$40,428,588			$23,491,632

Interest-Bearing Liabilities
Checking and NOW accounts	$7,619,757	$2,381	0.06%	$4,965,095	$1,139	0.05%
Savings accounts	6,073,081	1,262	0.04%	3,572,057	979	0.06%
Money market accounts	4,552,241	1,719	0.08%	2,059,439	861	0.08%
Time deposits	2,124,382	3,019	0.29%	1,052,856	2,912	0.56%
Total interest-bearing deposits	20,369,461	8,381	0.08%	11,649,447	5,891	0.10%
Federal funds purchased and interbank borrowings	1,168	2	0.25%	1,303	—	—%
Securities sold under agreements to repurchase	458,459	181	0.08%	402,478	215	0.11%
FHLB advances	2,822,984	12,888	0.92%	1,915,661	10,627	1.12%
Other borrowings	522,599	8,154	3.12%	266,152	4,915	3.69%
Total borrowed funds	3,805,210	21,225	1.12%	2,585,594	15,757	1.23%
Total interest-bearing liabilities	$24,174,671	$29,606	0.25%	$14,235,041	$21,648	0.31%

Noninterest-Bearing Liabilities and Shareholders' Equity
Demand deposits	$11,014,359			$5,949,412
Other liabilities	562,882			325,781
Shareholders' equity	4,676,676			2,981,398
Total liabilities and shareholders' equity	$40,428,588			$23,491,632

Net interest income - taxable equivalent basis		$568,343	3.13%		$305,017	2.93%
Taxable equivalent adjustment		(8,086)			(6,970)
Net interest income (GAAP)		$560,257	3.09%		$298,047	2.86%
(1)Interest income is reflected on a fully taxable equivalent basis.
(2)Includes loans held for sale.

The following table presents the dollar amount of changes in taxable equivalent net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid.

	From Three Months Ended June 30, 2021 to Three Months Ended June 30, 2022			From Six Months Ended June 30, 2021 to Six Months Ended June 30, 2022
	Total Change (1)	Attributed to		Total Change (1)	Attributed to
(dollars in thousands)		Volume	Rate		Volume	Rate
Interest Income
Money market and other interest-earning investments	$1,782	$805	$977	$2,002	$1,003	$999
Investment securities (2)	29,302	23,383	5,919	44,018	39,797	4,221
Loans (2)	163,660	142,491	21,169	225,264	204,866	20,398
Total interest income	194,744	166,679	28,065	271,284	245,666	25,618
Interest Expense
Checking and NOW deposits	1,272	563	709	1,242	829	413
Savings deposits	181	335	(154)	283	695	(412)
Money market deposits	594	620	(26)	858	927	(69)
Time deposits	408	1,451	(1,043)	107	2,264	(2,157)
Federal funds purchased and interbank borrowings	2	—	2	2	—	2
Securities sold under agreements to repurchase	(10)	12	(22)	(34)	28	(62)
FHLB advances	1,707	2,883	(1,176)	2,261	4,629	(2,368)
Other borrowings	2,201	2,892	(691)	3,239	4,363	(1,124)
Total interest expense	6,355	8,756	(2,401)	7,958	13,735	(5,777)
Net interest income	$188,389	$157,923	$30,466	$263,326	$231,931	$31,395
(1)The variance not solely due to rate or volume is allocated equally between the rate and volume variances.
(2)Interest on investment securities and loans includes the effect of taxable equivalent adjustments of $2.9 million and $1.4 million, respectively, during the three months ended June 30, 2022; and $5.6 million and $2.5 million, respectively, during the six months ended June 30, 2022 using the federal statutory rate in effect of 21%.
The increase in net interest income for the three and six months ended June 30, 2022 when compared to the same periods in 2021 was primarily due to higher average earning assets as a result of the merger, loan growth, higher rates, higher accretion income, and lower costs of average interest-bearing liabilities. Partially offsetting these increases were lower interest and fees related to PPP loans and higher average interest-bearing liabilities as a result of the merger. Accretion income associated with acquired loans and borrowings totaled $35.0 million and $50.8 million in the three and six months ended June 30, 2022, respectively, compared to $5.1 million and $9.8 million in the three and six months ended June 30, 2021, respectively. Net interest income included interest and net fees on PPP loans totaling $1.7 million and $5.4 million in the three and six months ended June 30, 2022, respectively, compared to $11.9 million and $24.5 million in the three and six months ended June 30, 2021, respectively. Unamortized fees on remaining PPP loans totaled $1.4 million at June 30, 2022.
The increase in the net interest margin on a fully taxable equivalent basis for the three and six months ended June 30, 2022 when compared to the three and six months ended June 30, 2021 was primarily due to higher yields on interest earning assets and lower costs of interest-bearing liabilities. The yield on interest earning assets increased 39 basis points and the cost of interest-bearing liabilities decreased 5 basis points in the quarterly year-over-year comparison.  The yield on interest earning assets increased 16 basis points and the cost of interest-bearing liabilities decreased 6 basis points in the six months ended June 30, 2022 when compared to the six months ended June 30, 2021. Accretion income represented 34 basis points and 28 basis points of the net interest margin in the three and six months ended June 30, 2022, respectively, compared to 10 basis points for both the three and six months ended June 30, 2021.
Average earning assets were $41.0 billion and $21.1 billion for the three months ended June 30, 2022 and 2021, respectively, an increase of $19.9 billion, or 94%. Average earning assets were $36.3 billion and $20.8 billion for the six months ended June 30, 2022 and 2021, respectively, an increase of $15.4 billion, or 74%. The increases in average earning assets were primarily due to the merger with First Midwest and strong loan growth.

Average loans including loans held for sale increased $14.9 billion and $10.9 billion for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021 primarily due to the First Midwest merger and strong loan growth.
Average investments increased $4.2 billion and $3.6 billion for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021 reflecting the First Midwest merger.
Average noninterest-bearing and interest bearing deposits increased $6.6 billion and $11.4 billion, respectively, for the three months ended June 30, 2022 when compared to the same period in 2021. Average noninterest-bearing and interest bearing deposits increased $5.1 billion and $8.7 billion, respectively, for the six months ended June 30, 2022 when compared to the same period in 2021. This growth was primarily driven by the First Midwest merger.
Average borrowed funds increased $1.6 billion and $1.2 billion for the three and six months ended June 30, 2022 when compared to the same periods in 2021, driven by the First Midwest merger.
Provision for Credit Losses
Old National recorded provision for credit losses of $9.2 million for the three months ended June 30, 2022, compared to $4.9 million provision for credit losses recapture for the three months ended June 30, 2021. Net charge-offs on loans totaled $1.8 million during the three months ended June 30, 2022, compared to net recoveries of $0.3 million for the three months ended June 30, 2021.  The provision for credit losses totaled $106.8 million for the six months ended June 30, 2022, compared to $22.3 million provision for credit losses recapture for the six months ended June 30, 2021. Net charge-offs on loans totaled $4.5 million during the six months ended June 30, 2022, compared to net recoveries of $0.3 million during the six months ended June 30, 2021. The provision for credit losses expense in the six months ended June 30, 2022 included $96.3 million of provision for credit losses to establish an allowance for credit losses on non-PCD loans acquired in the First Midwest merger. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, provision expense may be volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.
Noninterest Income
We generate revenues in the form of noninterest income through client fees, sales commissions, and gains and losses from our core banking franchise and other related businesses, such as wealth management, investment consulting, and investment products.  The following table details the components in noninterest income:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(dollars in thousands)	2022	2021	Change	2022	2021	Change
Wealth management fees	$19,304	$10,734	79.8%	$33,934	$20,442	66.0%
Service charges on deposit accounts	21,144	8,514	148.3	35,870	16,638	115.6
Debit card and ATM fees	10,402	5,583	86.3	17,301	10,726	61.3
Mortgage banking revenue	6,522	7,827	(16.7)	13,767	24,352	(43.5)
Investment product fees	8,568	6,042	41.8	15,890	11,906	33.5
Capital markets income	7,261	5,871	23.7	11,703	9,586	22.1
Company-owned life insurance	4,571	2,783	64.2	8,095	5,497	47.3
Debt securities gains (losses), net	(85)	692	(112.3)	257	2,685	(90.4)
Other income	11,430	3,462	230.2	17,540	6,388	174.6
Total noninterest income	$89,117	$51,508	73.0%	$154,357	$108,220	42.6%
Noninterest income increased $37.6 million and $46.1 million for the three and six months ended June 30, 2022 when compared to the same periods in 2021 primarily due to the First Midwest merger in February of 2022. The increases in noninterest income were partially offset by lower mortgage banking revenue, which was impacted by the higher rate environment, normalizing gain on sale margins, and a higher mix of portfolio production.

Noninterest Expense
The following table details the components in noninterest expense:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(dollars in thousands)	2022	2021	Change	2022	2021	Change
Salaries and employee benefits	$161,817	$72,640	122.8%	$285,964	$140,757	103.2%
Occupancy	26,496	14,054	88.5	47,515	28,926	64.3
Equipment	7,550	4,506	67.6	12,718	8,475	50.1
Marketing	9,119	2,632	246.5	13,395	4,694	185.4
Data processing	25,883	11,697	121.3	44,645	24,050	85.6
Communication	5,878	2,411	143.8	9,295	5,289	75.7
Professional fees	6,336	8,528	(25.7)	26,127	11,252	132.2
FDIC assessment	4,699	1,226	283.3	7,274	2,833	156.8
Amortization of intangibles	7,170	2,909	146.5	11,981	5,984	100.2
Amortization of tax credit investments	1,525	1,813	(15.9)	3,041	3,015	0.9
Other expense	20,922	7,202	190.5	42,196	12,083	249.2
Total noninterest expense	$277,395	$129,618	114.0%	$504,151	$247,358	103.8%
Noninterest expense increased $147.8 million for the three months ended June 30, 2022 when compared to the same period in 2021 reflective of the additional operating costs associated with the First Midwest merger, as well as $36.6 million of merger-related expenses. In addition, higher incentive accruals resulting from strong performance contributed to the increase. Noninterest expense for the three months ended June 30, 2021 included $6.5 million of merger-related expenses.
Noninterest expense increased $256.8 million for the six months ended June 30, 2022 when compared to the same period in 2021 reflective of the additional operating costs associated with the First Midwest merger, as well as $88.9 million of merger-related expenses, including $11.0 million of other expenses attributable to the provision for credit losses on unfunded loan commitments. In addition, higher incentive accruals resulting from strong performance contributed to the increase. Noninterest expense for the six months ended June 30, 2021 included $6.5 million of merger-related expenses.
Amortization of tax credit investments decreased $0.3 million for the three months ended June 30, 2022 when compared to the same period in 2021. Amortization of tax credit investments for the six months ended June 30, 2022 were consistent with the same period in 2021. The recognition of tax credit amortization expense is contingent upon the successful completion of the rehabilitation of a historic building or completion of a solar project within the reporting period. Many factors including weather, labor availability, building regulations, inspections, and other unexpected construction delays related to a rehabilitation project can cause a project to exceed its estimated completion date.  See Note 11 to the consolidated financial statements for additional information on our tax credit investments.
Provision for Income Taxes
We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes.  The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by a tax benefit from our tax credit investments and interest on tax-exempt securities and loans.  The provision for income taxes, as a percentage of pre-tax income (loss), was 17.8% for the three months ended June 30, 2022, compared to 18.2% for the same period in 2021.  The provision for income taxes, as a percentage of pre-tax income (loss), was 15.7% for the six months ended June 30, 2022, compared to 17.4% for the same period in 2021. In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at June 30, 2022 based on the current estimate of the effective annual rate.  The lower effective tax rate during the three and six months ended June 30, 2022 compared to the same periods in 2021 reflected the recognition of $1.7 million of previously unrealized tax benefits in the three months ended June 30, 2022, partially offset by higher post-merger estimated state effective tax rates. The six months ended June 30, 2022 also reflected additional one-time benefits of $1.2 million related to share-based payments and $0.9 million related to the remeasurement of the Company’s deferred taxes post-merger.  See Note 17 to the consolidated financial statements for additional information.

FINANCIAL CONDITION
Overview
At June 30, 2022, our assets were $45.7 billion, a $21.3 billion increase compared to assets of $24.5 billion at December 31, 2021.  The increase was driven primarily by the merger with First Midwest in February of 2022.
We have observed signs of an economic recovery in the United States, with jobs, consumer spending, manufacturing, and other indicators rebounding from their weakest levels. Our historically careful underwriting practices, diverse and granular portfolios, and Midwest-based footprint have helped minimize the adverse impact to Old National. The pandemic has become less disruptive to the Company’s business, financial condition, results of operations, and its clients as of June 30, 2022.
Earning Assets
Our earning assets are comprised of investment securities, portfolio loans, loans held for sale, money market investments, interest earning accounts with the Federal Reserve, and equity securities.  Earning assets were $40.9 billion at June 30, 2022, a $19.1 billion increase compared to earning assets of $21.9 billion at December 31, 2021 driven primarily by the merger with First Midwest.
Investment Securities
We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements. During the six months ended June 30, 2022, we transferred $3.0 billion of securities available-for-sale to held-to-maturity in light of the rate environment.
Equity securities are recorded at fair value and totaled $55.9 million at June 30, 2022 compared to $13.2 million at December 31, 2021. The increase in equity securities was driven by the merger with First Midwest.
At June 30, 2022, the investment securities portfolio, including equity securities, was $11.0 billion compared to $7.6 billion at December 31, 2021, an increase of $3.4 billion.  Investment securities represented 27% of earning assets at June 30, 2022, compared to 35% at December 31, 2021.  Stronger loan demand in the future could result in management’s decision to reduce the securities portfolio.  At June 30, 2022, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.
The investment securities available-for-sale portfolio had net unrealized losses of $574.7 million at June 30, 2022, compared to net unrealized losses of $6.0 million at December 31, 2021.  Net unrealized losses increased from December 31, 2021 to June 30, 2022 primarily due to an increase in rates impacting market values for mortgage-backed, U.S. government-sponsored entities and agencies, and tax exempt municipal securities.
The investment securities available-for-sale portfolio including securities hedges had an effective duration of 4.41 at June 30, 2022, compared to 4.26 at December 31, 2021.  Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates.  Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage.  The annualized average yields on investment securities, on a taxable equivalent basis, were 2.37% and 2.26% for the three and six months ended June 30, 2022, respectively, compared to 2.10% and 2.16% for the three and six months ended June 30, 2021, respectively.
Loans Held for Sale
Mortgage loans held for immediate sale in the secondary market were $26.2 million at June 30, 2022, compared to $35.5 million at December 31, 2021.  Certain mortgage loans are committed for sale at or prior to origination at a contracted price to an outside investor.  Other mortgage loans held for immediate sale are hedged with TBA forward agreements and committed for sale when they are ready for delivery and remain on the Company’s balance sheet for a short period of time (typically 30 to 60 days).  These loans are sold without recourse, beyond customary representations and warranties, and Old National has not experienced material losses arising from these sales.  Mortgage originations are subject to volatility due to interest rates and home sales, among other factors.
We have elected the fair value option prospectively for residential loans held for sale.  The aggregate fair value of residential loans held for sale exceeded the unpaid principal balance by $0.3 million at June 30, 2022. The aggregate fair value of residential loans held for sale exceeded the unpaid principal balance by $1.3 million at December 31, 2021.
Commercial and Commercial Real Estate Loans
Commercial and commercial real estate loans are the largest classifications within earning assets, representing 51% of earning assets at June 30, 2022, compared to 45% at December 31, 2021.  At June 30, 2022, commercial and commercial real estate loans were $20.7 billion, an increase of $10.9 billion compared to December 31, 2021 driven by the merger with First Midwest and strong loan production in the first half of 2022.
The following table provides detail on commercial loans by industry classification (as defined by the North American Industry Classification System) and by loan size.

	June 30, 2022			December 31, 2021
(dollars in thousands)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By Industry:
Manufacturing	$1,810,117	$2,748,807	$5,223	$612,873	$1,152,774	$6,689
Construction	681,550	1,378,937	1,627	310,649	744,610	1,429
Health care and social assistance	1,402,311	1,783,160	4,791	376,664	550,400	444
Public administration	235,481	369,807	921	247,770	357,310	—
Wholesale trade	912,714	1,387,295	2,677	240,618	438,357	1,598
Educational services	231,914	388,165	5,283	216,384	295,065	—
Other services	175,026	366,555	2,343	121,577	260,413	2,542
Professional, scientific, and technical services	475,971	788,843	4,004	141,364	279,185	937
Finance and insurance	351,466	613,321	30	162,920	232,847	44
Retail trade	271,126	462,229	1,246	131,303	289,478	945
Real estate rental and leasing	628,454	978,331	1,647	204,612	347,991	504
Transportation and warehousing	334,706	491,703	2,380	134,072	243,086	1,594
Administrative and support and waste management and remediation services	330,737	502,056	5,434	86,307	149,417	—
Agriculture, forestry, fishing, and hunting	219,171	374,560	1,017	114,699	164,364	1,521
Accommodation and food services	441,217	542,930	1,059	78,689	108,724	2,399
Utilities	35,875	94,858	—	26,322	75,439	—
Arts, entertainment, and recreation	142,966	199,291	314	71,055	110,574	2,189
Information	132,197	175,395	1,943	43,713	78,877	1,809
Mining	37,446	53,281	—	30,161	62,231	5
Management of companies and enterprises	30,198	56,388	—	15,124	36,046	—
Other	43,340	142,912	—	24,893	24,943	—
Total	$8,923,983	$13,898,824	$41,939	$3,391,769	$6,002,131	$24,649

By Loan Size:
Less than $200,000	6%	5%	5%	8%	6%	7%
$200,000 to $1,000,000	14	14	36	18	16	42
$1,000,000 to $5,000,000	27	28	46	31	29	51
$5,000,000 to $10,000,000	16	17	13	15	16	—
$10,000,000 to $25,000,000	30	26	—	18	18	—
Greater than $25,000,000	7	10	—	10	15	—
Total	100%	100%	100%	100%	100%	100%

The following table provides detail on commercial real estate loans classified by property type.

	June 30, 2022		December 31, 2021
(dollars in thousands)	Outstanding	%	Outstanding	%
By Property Type:
Multifamily	$3,596,449	30%	$1,995,803	31%
Retail	1,848,075	16	1,037,034	16
Office	1,738,934	15	1,018,973	16
Warehouse / Industrial	1,718,735	15	851,956	14
Single family	411,811	3	333,221	5
Other (1)	2,482,499	21	1,143,687	18
Total	$11,796,503	100%	$6,380,674	100%
(1)    Other includes construction and land development, senior housing, religion, and mixed use properties.
Residential Real Estate Loans
At June 30, 2022, residential real estate loans held in our loan portfolio were $6.1 billion, an increase of $3.8 billion compared to December 31, 2021 driven by the merger with First Midwest and loan growth.  Future increases in interest rates could result in a decline in the level of refinancings and new originations of residential real estate loans.
Consumer Loans
Consumer loans, including automobile loans and personal and home equity loans and lines of credit, increased $1.2 billion to $2.8 billion at June 30, 2022 compared to December 31, 2021 driven by the merger with First Midwest and loan growth.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets at June 30, 2022 totaled $2.1 billion, an increase of $1.1 billion from December 31, 2021 as a result of goodwill and other intangible assets recorded with the First Midwest merger.
Other Assets
Other assets at June 30, 2022 increased $453.1 million from December 31, 2021 primarily due to higher net deferred tax assets related to net unrealized losses on investment securities and allowance for credit losses on loans and higher miscellaneous investments associated with the First Midwest merger.
Funding
Total funding, comprised of deposits and wholesale borrowings, was $39.9 billion at June 30, 2022, an increase of $18.8 billion from $21.1 billion at December 31, 2021 driven by the merger with First Midwest.  Included in total funding were deposits of $35.5 billion at June 30, 2022, an increase of $17.0 billion from $18.6 billion at December 31, 2021. Compared to December 31, 2021, noninterest-bearing deposits increased $6.1 billion, interest-bearing checking and NOW deposits increased $3.1 billion, savings deposits increased $3.0 billion, money market deposits increased $3.2 billion, and time deposits increased $1.5 billion.
We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position.  At June 30, 2022, wholesale borrowings, including federal funds purchased and interbank borrowings, securities sold under agreements to repurchase, FHLB advances, and other borrowings, totaled $4.4 billion, an increase of $1.8 billion from December 31, 2021 driven by the merger with First Midwest.  Wholesale funding as a percentage of total funding was 11% at June 30, 2022 and 12% at December 31, 2021.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at June 30, 2022 increased $310.1 million from December 31, 2021 primarily due to higher derivative liabilities and accrued expenses and other liabilities associated with the First Midwest merger.

Capital
Shareholders’ equity totaled $5.1 billion at June 30, 2022, compared to $3.0 billion at December 31, 2021.  In relation to the merger of equals transaction, Old National issued 108,000 shares of Old National Series A Preferred Stock and 122,500 shares of Old National Series C Preferred Stock. Old National entered into two deposit agreements, each dated as of February 15, 2022, by and among Old National, Continental Stock Transfer & Trust Company, as depository, and the holders from time to time of the depositary receipts in connection with the issuance of the Old National Preferred Stock. Pursuant to the deposit agreements, Old National issued 4,320,000 depositary shares, each representing a 1/40th interest in a share of Old National Series A Preferred Stock, and 4,900,000 depositary shares, each representing a 1/40th interest in a share of Old National Series C Preferred Stock.
Shareholders’ equity at June 30, 2022 included $2.4 billion from the 129.4 million shares of Common Stock that were issued in conjunction with the merger with First Midwest. The change in unrealized gains (losses) on available-for-sale investment securities decreased equity by $434.1 million during the six months ended June 30, 2022. In addition, available-for-sale investment securities with a fair value of $3.0 billion were transferred from the available-for-sale portfolio to the held-to-maturity portfolio during the six months ended June 30, 2022. The unrealized holding loss, net of tax, is included in shareholders’ equity and totals $122.2 million at June 30, 2022. Old National repurchased 3.5 million shares of Common Stock in the six months ended June 30, 2022 under a stock repurchase plan that was approved by the Company’s Board of Directors, which reduced equity by $63.8 million. Old National also paid cash dividends of $0.28 per common share in the six months ended June 30, 2022, which reduced equity by $81.7 million.
Capital Adequacy
Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At June 30, 2022, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of “well-capitalized” based on the most recent regulatory definition.
Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

	Regulatory Guidelines Minimum	June 30,		December 31,
		2022	2021	2021
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	8.19%	8.38%	8.59%
Common equity Tier 1 capital to risk-adjusted total assets	7.00	9.90	11.95	12.04
Tier 1 capital to risk-adjusted total assets	8.50	10.63	11.95	12.04
Total capital to risk-adjusted total assets	10.50	12.03	12.73	12.77
Shareholders' equity to assets	N/A	11.10	12.63	12.32
Old National Bank, Old National’s bank subsidiary, maintained a strong capital position as evidenced by the following comparisons of key industry ratios.

	Regulatory Guidelines Minimum	Prompt Corrective Action "Well Capitalized" Guidelines	June 30,		December 31,
			2022	2021	2021
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	5.00%	7.81%	8.65%	8.81%
Common equity Tier 1 capital to risk-adjusted total assets	7.00	6.50	10.28	12.27	12.34
Tier 1 capital to risk-adjusted total assets	8.50	8.00	10.28	12.27	12.34
Total capital to risk-adjusted total assets	10.50	10.00	10.92	12.79	12.82

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
RISK MANAGEMENT
Overview
Old National has adopted a Risk Appetite Statement to enable the Board of Directors, Executive Leadership Team, and Senior Management to better assess, understand, monitor, and mitigate the risks of Old National.  The Risk Appetite Statement addresses the following major risks:  strategic, market, liquidity, credit, operational/technology/cybersecurity, talent management, regulatory/compliance, legal, and reputational.  Our Chief Risk Officer is independent of management, reports directly to our Chief Executive Officer, and provides quarterly reports to the Board’s Enterprise Risk Committee.  The following discussion addresses certain of these major risks including credit, market, liquidity, operational/technology/cybersecurity, and regulatory/compliance/legal. Discussion of strategic, talent management, and reputational risks is provided in the section entitled “Risk Factors” in the Company’s 2021 Annual Report on Form 10-K.
Credit Risk
Credit risk represents the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms.  Our primary credit risks result from our investment and lending activities.
Investment Activities
We carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral.  At June 30, 2022, we had pooled trust preferred securities with a fair value of $11.1 million, or less than 1% of the available-for-sale securities portfolio.  These securities remained classified as available-for-sale and the unrealized loss on our pooled trust preferred securities was $2.7 million at June 30, 2022. The fair value of these securities is expected to improve as we get closer to maturity, but may be adversely impacted by credit deterioration.
All of our mortgage-backed securities are backed by U.S. government-sponsored or federal agencies.  Municipal bonds, corporate bonds, and other debt securities are evaluated by reviewing the credit-worthiness of the issuer and general market conditions.  See Note 5 to the consolidated financial statements for additional details about our investment security portfolio.
Counterparty Exposure
Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation.  We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry.  Old National manages exposure to counterparty risk in connection with its derivatives transactions by generally engaging in transactions with counterparties having ratings of at least “A” by Standard &

Poor’s Rating Service or “A2” by Moody’s Investors Service.  Total credit exposure is monitored by counterparty and managed within limits that management believes to be prudent. Old National’s net counterparty exposure was an asset of $449.9 million at June 30, 2022.
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
Commercial mortgages and construction loans are offered to real estate investors, developers, and builders primarily domiciled in the geographic market areas we serve:  Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Wisconsin, and Missouri.  These loans are secured by first mortgages on real estate at LTV margins deemed appropriate for the property type, quality, location, and sponsorship.  Generally, these LTV ratios do not exceed 80%.  The commercial properties are predominantly non-residential properties such as retail centers, industrial properties and, to a lesser extent, more specialized properties.  Substantially all of our commercial real estate loans are secured by properties located in our primary market area.
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
We lend to commercial and commercial real estate clients in many diverse industries including, among others, manufacturing, agribusiness, transportation, mining, wholesaling, and retailing.  Old National manages concentrations of credit exposure by industry, product, geography, client relationship, and loan size.  At June 30, 2022, our average commercial loan size was approximately $560,000 and our average commercial real estate loan size was approximately $1,200,000. In addition, while loans to lessors of residential and non-residential real estate exceed 10% of total loans, no individual sub-segment category within those broader categories reaches the 10% threshold.  At June 30, 2022, we had minimal exposure to foreign borrowers and no sovereign debt.  Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Wisconsin, and Missouri.
On February 15, 2022, Old National closed on its merger with First Midwest. As of the closing date of the transaction, First Midwest loans totaled $14.3 billion. Old National reviewed the acquired loans and determined that as of June 30, 2022, $200.3 million met the definition of criticized and $459.5 million were considered classified (of which $122.4 million are reported with nonaccrual loans). These loans are included in our summary of under-performing, criticized, and classified assets table below.
The following table presents a summary of under-performing, criticized, and classified assets:

	June 30,		December 31,
(dollars in thousands)	2022	2021	2021
Total nonaccrual loans	$214,924	$128,268	$106,691
TDRs still accruing	15,665	14,222	18,378
Total past due loans (90 days or more and still accruing)	882	9	7
Foreclosed assets	12,618	520	2,030
Total under-performing assets	$244,089	$143,019	$127,106
Classified loans (includes nonaccrual, TDRs still accruing, past due 90 days, and other problem loans)	$706,372	$289,272	$269,270
Other classified assets (1)	25,004	4,305	4,338
Criticized loans	452,835	228,264	235,910
Total criticized and classified assets	$1,184,211	$521,841	$509,518
Asset Quality Ratios:
Nonaccrual loans/total loans (2)	0.73%	0.93%	0.78%
Non-performing loans/total loans (2) (3)	0.78	1.03	0.92
Under-performing assets/total loans and other real estate owned	0.83	1.04	0.93
Under-performing assets/total assets	0.53	0.60	0.52
Allowance/under-performing assets	117.99	76.52	84.45
Allowance/nonaccrual loans	134.00	85.32	100.61
(1)Includes investment securities that fell below investment grade rating.
(2)Loans exclude loans held for sale.
(3)Non-performing loans include nonaccrual loans and TDRs still accruing.

Under-performing assets increased to $244.1 million at June 30, 2022, compared to $143.0 million at June 30, 2021 and $127.1 million at December 31, 2021 due to the First Midwest merger.  Under-performing assets as a percentage of total loans and other real estate owned at June 30, 2022 were 0.83%, a 21 basis point decrease from 1.04% at June 30, 2021 and a 10 basis point decrease from 0.93% at December 31, 2021.
Nonaccrual loans increased from December 31, 2021 to June 30, 2022 primarily due to nonaccrual loans related to the First Midwest merger totaling $122.4 million. As a percentage of nonaccrual loans, the allowance was 134.00% at June 30, 2022, compared to 85.32% at June 30, 2021 and 100.61% at December 31, 2021.
Total criticized and classified assets were $1.2 billion at June 30, 2022, an increase of $662.4 million and $674.7 million from June 30, 2021 and December 31, 2021, respectively. Criticized and classified assets related to the First Midwest merger totaled $659.8 million at June 30, 2022. Other classified assets include investment securities that fell below investment grade rating totaling $25.0 million at June 30, 2022, compared to $4.3 million at June 30, 2021 and $4.3 million at December 31, 2021.
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
At June 30, 2022, TDRs totaled $40.0 million, $24.3 million of which were included within nonaccrual loans. At December 31, 2021, TDRs totaled $30.0 million, $11.7 million of which were included within nonaccrual loans.
Old National has established specific allowances for credit losses for clients whose loan terms have been modified as TDRs totaling $5.8 million at June 30, 2022 and $0.7 million of December 31, 2021.  Old National had not committed to lend any additional funds to clients with outstanding loans that were classified as TDRs at June 30, 2022 or December 31, 2021.
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
Allowance for Credit Losses on Loans and Unfunded Commitments
Net charge-offs on loans totaled $1.8 million during the three months ended June 30, 2022, compared to net recoveries of $0.3 million for the same period in 2021. Annualized, net charge-offs (recoveries) to average loans were 0.02% for the three months ended June 30, 2022, compared to (0.01)% for the same period in 2021. Net charge-offs on loans totaled $4.5 million during the six months ended June 30, 2022, compared to net recoveries of $0.3 million during the same period in 2021. Annualized, net charge-offs (recoveries) to average loans were 0.04% for the six months ended June 30, 2022, compared to 0.00% for the same period in 2021. Management will continue its efforts to reduce the level of non-performing loans and may consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for credit losses on loans.
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
The allowance for credit losses for loans was $288.0 million at June 30, 2022, compared to $107.3 million at December 31, 2021. The increase reflects the initial allowance for credit losses established for acquired PCD loans totaling $78.5 million related to the First Midwest merger. In addition, the provision for credit losses expense in the six months ended June 30, 2022 included $96.3 million of provision for credit losses to establish an allowance for credit losses on non-PCD loans acquired in the First Midwest merger. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, provision expense may be volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.
We maintain an allowance for credit losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a drawdown on the commitment.  The allowance for credit losses on unfunded loan commitments is classified as a liability account on the balance sheet within accrued expenses and other liabilities, while the corresponding provision for these credit losses is recorded as a component of other expense. The allowance for credit losses on unfunded loan commitments totaled $22.0 million at June 30, 2022, compared to $10.9 million at December 31, 2021. The increase in the allowance for credit losses on unfunded loan commitments was primarily driven by the merger with First Midwest.
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

The following table illustrates our projected net interest income sensitivity over a two year cumulative horizon based on the asset/liability model at June 30, 2022 and 2021:

	Immediate Rate Decrease		Immediate Rate Increase
(dollars in thousands)	-50 Basis Points	Base	+100 Basis Points	+200 Basis Points	+300 Basis Points
June 30, 2022
Projected interest income:
Money market, other interest earning investments, and investment securities	$617,680	$639,428	$683,561	$726,946	$770,079
Loans	2,151,455	2,308,609	2,618,757	2,931,908	3,242,547
Total interest income	2,769,135	2,948,037	3,302,318	3,658,854	4,012,626
Projected interest expense:
Deposits	44,713	72,114	274,985	484,116	693,243
Borrowings	210,225	238,638	299,725	360,822	421,923
Total interest expense	254,938	310,752	574,710	844,938	1,115,166
Net interest income	$2,514,197	$2,637,285	$2,727,608	$2,813,916	$2,897,460
Change from base	$(123,088)		$90,323	$176,631	$260,175
% change from base	(4.67)%		3.42%	6.70%	9.87%

June 30, 2021
Projected interest income:
Money market, other interest earning investments, and investment securities	$266,770	$283,033	$314,772	$339,937	$362,929
Loans	838,058	870,225	1,009,602	1,149,951	1,288,437
Total interest income	1,104,828	1,153,258	1,324,374	1,489,888	1,651,366
Projected interest expense:
Deposits	15,289	24,627	105,133	185,790	266,444
Borrowings	60,615	68,546	100,943	134,207	170,592
Total interest expense	75,904	93,173	206,076	319,997	437,036
Net interest income	$1,028,924	$1,060,085	$1,118,298	$1,169,891	$1,214,330
Change from base	$(31,161)		$58,213	$109,806	$154,245
% change from base	(2.94)%		5.49%	10.36%	14.55%
Our projected net interest income increased year over year due to the First Midwest merger, loan growth, and rising interest rates.
A key element in the measurement and modeling of interest rate risk is the re-pricing assumptions of our transaction deposit accounts, which have no contractual maturity dates. Because the models are driven by expected behavior in various interest rate scenarios and many factors besides market interest rates affect our net interest income, we recognize that model outputs are not guarantees of actual results. For this reason, we model many different combinations of interest rates and balance sheet assumptions to understand our overall sensitivity to market interest rate changes, including shocks, ramps, yield curve flattening, yield curve steepening, as well as forecasts of likely interest rate scenarios tested. At June 30, 2022, our projected net interest income sensitivity based on the asset/liability models we utilize was within the limits of our interest rate risk policy for the scenarios tested.
We use cash flow and fair value hedges, primarily interest rate swaps, collars, and floors, to mitigate interest rate risk. Derivatives designated as hedging instruments were in a net liability position with a fair value loss of $18.4 million at June 30, 2022, compared to a net asset position with a fair value gain of $1.3 million at December 31, 2021.  See Note 18 to the consolidated financial statements for further discussion of derivative financial instruments.

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
A maturity schedule for Old National Bank’s time deposits is shown in the following table at June 30, 2022.

(dollars in thousands)
Maturity Bucket	Amount	Rate
2022	$1,397,092	0.29%
2023	715,540	0.51
2024	189,250	0.69
2025	95,089	0.65
2026	70,085	0.49
2027 and beyond	40,560	0.57
Total	$2,507,616	0.41%
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
Moody’s Investors Service concluded a rating review of Old National Bank on February 16, 2022.
The credit ratings of Old National and Old National Bank at June 30, 2022 are shown in the following table.

Moody's Investors Service
	Long-term	Short-term
Old National	A3	N/A
Old National Bank	Aa3	P-1

Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well.  At June 30, 2022, Old National and its subsidiaries had the following availability of liquid funds and borrowings:

(dollars in thousands)	Parent Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$271,788	$526,176
Unencumbered government-issued debt securities	—	2,232,603
Unencumbered investment grade municipal securities	—	776,659
Unencumbered corporate securities	—	313,602
Availability of borrowings:
Amount available from Federal Reserve discount window*	—	614,215
Amount available from Federal Home Loan Bank*	—	1,113,553
Total available funds	$271,788	$5,576,808
* Based on collateral pledged
Old National Bancorp has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows, and funds used for acquisitions.  Old National Bancorp can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit, and through the issuance of debt securities.  Additionally, Old National Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt and equity markets.  At June 30, 2022, Old National Bancorp’s other borrowings outstanding were $487.3 million. Management believes the Company has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
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
Operational/Technology/Cybersecurity Risk
Operational/technology/cybersecurity risk is the danger that inadequate information systems, operational issues, breaches in internal controls, information security breaches, fraud, or unforeseen catastrophes will result in unexpected losses and other adverse impacts to Old National, such as reputational harm.  We maintain frameworks, programs, and internal controls to prevent or minimize financial loss from failure of systems, people, or processes.  This includes specific programs and frameworks intended to prevent or limit the effects of cybersecurity risk including, but not limited to, cyber-attacks or other information security breaches that might allow unauthorized transactions or unauthorized access to client, team member, or company sensitive information.  Metrics and measurements are used by our management team in the management of day-to-day operations to ensure effective client service, minimization of service disruptions, and oversight of cybersecurity risk.  We continually monitor and internally report on operational, technology, and cybersecurity risks related to business disruptions and systems failures; cyber-attacks, information security or data breaches; clients, products, and business practices; damage to physical assets; employee and workplace safety; execution, delivery, and process management; and external and internal fraud.
Management reports on cybersecurity risk to our Enterprise Risk Committee of the Board of Directors.
Regulatory/Compliance and Legal Risk
Regulatory/compliance/legal risk is the risk that the Company violated or was not in compliance with applicable laws, regulations or practices, industry standards, or ethical standards.  The legal portion assesses the risk that unenforceable contracts, lawsuits, or adverse judgments can disrupt or otherwise negatively impact the Company, as well as assesses the issues and risks associated with being a public company. The Board of Directors expects that we will perform business in a manner compliant with applicable laws and/or regulations and expects issues to be identified, analyzed, and remediated in a timely and complete manner.

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
Business Combinations and Goodwill
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
04/01/22 - 04/30/22	1,568	$16.00	—	$136,093,633
05/01/22 - 05/31/22	17,656	$15.18	—	$136,093,633
06/01/22 - 06/30/22	1,888	$15.49	—	$136,093,633
Total	21,112	$15.27	—	$136,093,633
(1)Consists of shares acquired pursuant to the Company’s share-based incentive programs. Under the terms of the Company’s share-based incentive programs, the Company accepts previously owned shares of common stock surrendered to satisfy tax withholding obligations associated with the vesting of restricted stock.
(2)On February 17, 2022, the Company issued a press release announcing that its Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $200 million of the Company’s outstanding shares of common stock, as conditions warrant, through January 31, 2023. No shares were repurchased during the quarter under the Company’s Board-approved stock repurchase program.
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

101
The following materials from Old National’s Form 10-Q Report for the quarterly period ended June 30, 2022, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from Old National’s Form 10-Q Report for the quarterly period ended June 30, 2022, formatted in inline XBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD NATIONAL BANCORP
(Registrant)

By:	/s/ Brendon B. Falconer
Brendon B. Falconer
Senior Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

Date: August 3, 2022