Form 10-Q
period 2022-09-30
OLD NATIONAL BANCORP /IN/
filed 2022-11-02
CIK 707179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The registrant has one class of common stock (no par value) with 292,890,000 shares outstanding at October 31, 2022.

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
SEC:  Securities and Exchange Commission
TBA:  to be announced
TDR:  troubled debt restructuring

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS

(dollars and shares in thousands, except per share data)	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Cash and due from banks	$466,846	$172,663
Money market and other interest-earning investments	334,765	649,356
Total cash and cash equivalents	801,611	822,019
Equity securities, at fair value	51,846	13,211
Investment securities - available-for-sale, at fair value:
U.S. Treasury	193,605	235,584
U.S. government-sponsored entities and agencies	1,175,457	1,542,773
Mortgage-backed securities	4,459,527	3,698,831
States and political subdivisions	675,047	1,654,986
Other securities	359,344	249,892
Total investment securities - available-for-sale	6,862,980	7,382,066
Investment securities - held-to-maturity, at amortized cost (fair value $2,600,440 and $0, respectively)	3,096,567	—
Federal Home Loan Bank/Federal Reserve Bank stock, at cost	282,263	169,375
Loans held for sale, at fair value	19,748	35,458
Loans:
Commercial	9,311,148	3,391,769
Commercial real estate	12,227,888	6,380,674
Residential real estate	6,267,306	2,255,289
Consumer credit, net of unearned income	2,722,591	1,574,114
Total loans	30,528,933	13,601,846
Allowance for credit losses	(302,254)	(107,341)
Net loans	30,226,679	13,494,505
Premises and equipment, net	588,021	476,186
Operating lease right-of-use assets	187,626	69,560
Accrued interest receivable	166,699	84,109
Goodwill	2,002,599	1,036,994
Other intangible assets	133,193	34,678
Company-owned life insurance	767,089	463,324
Other assets	1,028,605	372,079
Total assets	$46,215,526	$24,453,564
Liabilities
Deposits:
Noninterest-bearing demand	$12,400,077	$6,303,106
Interest-bearing:
Checking and NOW	8,963,014	5,338,022
Savings	6,616,512	3,798,494
Money market	5,602,729	2,169,160
Time deposits	2,471,331	960,413
Total deposits	36,053,663	18,569,195
Federal funds purchased and interbank borrowings	301,031	276
Securities sold under agreements to repurchase	438,053	392,275
Federal Home Loan Bank advances	2,804,617	1,886,019
Other borrowings	721,049	296,670
Operating lease liabilities	207,725	76,236
Accrued expenses and other liabilities	746,005	220,875
Total liabilities	41,272,143	21,441,546
Shareholders' Equity
Preferred stock, 2,000 shares authorized, 231 and 0 shares issued and outstanding, respectively	230,500	—
Common stock, $1.00 per share stated value, 600,000 shares authorized, 292,880 and 165,838 shares issued and outstanding, respectively	292,880	165,838
Capital surplus	4,166,583	1,880,545
Retained earnings	1,061,870	968,010
Accumulated other comprehensive income (loss), net of tax	(808,450)	(2,375)
Total shareholders' equity	4,943,383	3,012,018
Total liabilities and shareholders' equity	$46,215,526	$24,453,564
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars and shares in thousands, except per share data)	2022	2021	2022	2021
Interest Income
Loans including fees:
Taxable	$331,271	$124,488	$800,535	$370,594
Nontaxable	6,461	3,119	14,770	9,647
Investment securities:
Taxable	56,765	24,773	145,633	73,305
Nontaxable	11,086	9,469	32,370	27,862
Money market and other interest-earning investments	935	177	3,073	313
Total interest income	406,518	162,026	996,381	481,721
Interest Expense
Deposits	10,820	2,578	19,201	8,469
Federal funds purchased and interbank borrowings	720	—	722	—
Securities sold under agreements to repurchase	106	90	287	305
Federal Home Loan Bank advances	13,027	5,326	25,915	15,953
Other borrowings	5,256	2,460	13,410	7,375
Total interest expense	29,929	10,454	59,535	32,102
Net interest income	376,589	151,572	936,846	449,619
Provision for credit losses	11,287	(4,613)	118,101	(26,898)
Net interest income after provision for credit losses	365,302	156,185	818,745	476,517
Noninterest Income
Wealth management fees	17,317	10,134	51,251	30,576
Service charges on deposit accounts	20,042	8,123	54,392	23,270
Debit card and ATM fees	10,608	5,745	29,429	17,962
Mortgage banking revenue	5,360	10,870	19,127	35,222
Investment product fees	8,042	6,475	23,932	18,381
Capital markets income	8,906	6,017	20,609	15,603
Company-owned life insurance	3,361	2,355	11,456	7,852
Debt securities gains (losses), net	(172)	1,207	85	3,892
Other income	6,921	3,589	24,461	9,977
Total noninterest income	80,385	54,515	234,742	162,735
Noninterest Expense
Salaries and employee benefits	147,203	71,005	433,167	211,762
Occupancy	26,418	12,757	73,933	41,683
Equipment	7,328	3,756	20,046	12,231
Marketing	10,361	3,267	23,756	7,961
Data processing	20,269	11,508	64,914	35,558
Communication	5,392	2,372	14,687	7,661
Professional fees	6,559	3,416	32,686	14,668
FDIC assessment	6,249	1,628	13,523	4,461
Amortization of intangibles	7,089	2,779	19,070	8,763
Amortization of tax credit investments	2,662	1,736	5,703	4,751
Other expense	27,117	7,050	69,313	19,133
Total noninterest expense	266,647	121,274	770,798	368,632
Income before income taxes	179,040	89,426	282,689	270,620
Income tax expense	38,887	17,680	55,137	49,270
Net income	140,153	71,746	227,552	221,350
Preferred dividends	(4,034)	—	(10,084)	—
Net income applicable to common shareholders	$136,119	$71,746	$217,468	$221,350
Net income per common share - basic	$0.47	$0.43	$0.81	$1.34
Net income per common share - diluted	0.47	0.43	0.80	1.33
Weighted average number of common shares outstanding - basic	290,961	165,258	269,843	165,144
Weighted average number of common shares outstanding - diluted	292,483	165,939	271,123	165,862
Dividends per common share	$0.14	$0.14	$0.42	$0.42
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Net income	$140,153	$71,746	$227,552	$221,350

Other comprehensive income (loss):

Change in debt securities available-for-sale:
Unrealized holding gains (losses) for the period	(285,798)	(3,595)	(1,019,782)	(112,927)
Reclassification for securities transferred to held-to-maturity	—	—	165,473	—
Reclassification adjustment for securities (gains) losses realized in income	172	(1,207)	(85)	(3,892)
Income tax effect	68,356	627	202,999	26,404
Unrealized gains (losses) on available-for-sale securities	(217,270)	(4,175)	(651,395)	(90,415)

Change in securities held-to-maturity:
Adjustment for securities transferred from available-for-sale	—	—	(165,473)	—
Amortization of unrealized losses on securities transferred from available-for-sale	6,772	—	10,774	—
Income tax effect	(1,651)	—	37,621	—
Changes from securities held-to-maturity	5,121	—	(117,078)	—

Change in cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	(36,755)	(164)	(49,679)	2,612
Reclassification adjustment for (gains) losses realized in net income	749	(1,578)	(139)	(3,483)
Income tax effect	8,846	428	12,240	214
Changes from cash flow hedges	(27,160)	(1,314)	(37,578)	(657)

Change in defined benefit pension plans:
Amortization of net (gains) losses recognized in income	(11)	49	(32)	147
Income tax effect	3	(12)	8	(36)
Changes from defined benefit pension plans	(8)	37	(24)	111
Other comprehensive income (loss), net of tax	(239,317)	(5,452)	(806,075)	(90,961)
Comprehensive income (loss)	$(99,164)	$66,294	$(578,523)	$130,389
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

(dollars in thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2020	$—	$165,367	$1,875,626	$783,892	$147,771	$2,972,656
Net income	—	—	—	86,818	—	86,818
Other comprehensive income (loss)	—	—	—	—	(55,862)	(55,862)
Dividends - common stock ($0.14 per share)	—	—	—	(23,195)	—	(23,195)
Common stock issued	—	9	130	—	—	139
Common stock repurchased	—	(160)	(2,696)	—	—	(2,856)
Share-based compensation expense	—	—	1,747	—	—	1,747
Stock activity under incentive compensation plans	—	460	(235)	(225)	—	—
Balance, March 31, 2021	—	165,676	1,874,572	847,290	91,909	2,979,447
Net income	—	—	—	62,786	—	62,786
Other comprehensive income (loss)	—	—	—	—	(29,647)	(29,647)
Dividends - common stock ($0.14 per share)	—	—	—	(23,202)	—	(23,202)
Common stock issued	—	7	136	—	—	143
Common stock repurchased	—	(24)	(425)	—	—	(449)
Share-based compensation expense	—	—	1,816	—	—	1,816
Stock activity under incentive compensation plans	—	73	273	(122)	—	224
Balance, June 30, 2021	—	165,732	1,876,372	886,752	62,262	2,991,118
Net income	—	—	—	71,746	—	71,746
Other comprehensive income (loss)	—	—	—	—	(5,452)	(5,452)
Dividends - common stock ($0.14 per share)	—	—	—	(23,214)	—	(23,214)
Common stock issued	—	9	138	—	—	147
Common stock repurchased	—	(23)	(385)	—	—	(408)
Share-based compensation expense	—	—	1,955	—	—	1,955
Stock activity under incentive compensation plans	—	96	26	(122)	—	—
Balance, September 30, 2021	$—	$165,814	$1,878,106	$935,162	$56,810	$3,035,892

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited) – (Continued)
(dollars in thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2021	$—	$165,838	$1,880,545	$968,010	$(2,375)	$3,012,018
Net income (loss)	—	—	—	(27,586)	—	(27,586)
Other comprehensive income (loss)	—	—	—	—	(335,824)	(335,824)
First Midwest Bancorp, Inc. merger:
Issuance of common stock	—	129,365	2,316,947	—	—	2,446,312
Issuance of preferred stock, net of issuance costs	230,500	—	13,219	—	—	243,719
Cash dividends:
Common ($0.14 per share)	—	—	—	(40,782)	—	(40,782)
Preferred dividends	—	—	—	(2,017)	—	(2,017)
Common stock issued	—	10	155	—	—	165
Common stock repurchased	—	(3,890)	(66,188)	—	—	(70,078)
Share-based compensation expense	—	—	6,284	—	—	6,284
Stock activity under incentive compensation plans	—	1,636	(1,368)	(365)	—	(97)
Balance, March 31, 2022	230,500	292,959	4,149,594	897,260	(338,199)	5,232,114
Net income	—	—	—	114,985	—	114,985
Other comprehensive income (loss)	—	—	—	—	(230,934)	(230,934)
Cash dividends:
Common ($0.14 per share)	—	—	—	(40,901)	—	(40,901)
Preferred dividends	—	—	—	(4,033)	—	(4,033)
Common stock issued	—	10	152	—	—	162
Common stock repurchased	—	(21)	(301)	—	—	(322)
Share-based compensation expense	—	—	7,813	—	—	7,813
Stock activity under incentive compensation plans	—	(55)	285	(331)	—	(101)
Balance, June 30, 2022	230,500	292,893	4,157,543	966,980	(569,133)	5,078,783
Net income	—	—	—	140,153	—	140,153
Other comprehensive income (loss)	—	—	—	—	(239,317)	(239,317)
Cash dividends:
Common ($0.14 per share)	—	—	—	(40,907)	—	(40,907)
Preferred dividends	—	—	—	(4,034)	—	(4,034)
Common stock issued	—	17	213	—	—	230
Common stock repurchased	—	(34)	(497)	—	—	(531)
Share-based compensation expense	—	—	7,485	—	—	7,485
Stock activity under incentive compensation plans	—	4	1,839	(322)	—	1,521
Balance, September 30, 2022	$230,500	$292,880	$4,166,583	$1,061,870	$(808,450)	$4,943,383
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021
Cash Flows From Operating Activities
Net income	$227,552	$221,350
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	26,893	20,585
Amortization of other intangible assets	19,070	8,763
Amortization of tax credit investments	5,703	4,751
Net premium amortization on investment securities	14,625	11,793
Accretion income related to acquired loans	(63,472)	(12,818)
Share-based compensation expense	21,582	5,518
Provision for credit losses	118,101	(26,898)
Debt securities (gains) losses, net	(85)	(3,892)
Net (gains) losses on sales of loans and other assets	(5,911)	(27,433)
Increase in cash surrender value of company-owned life insurance	(11,456)	(7,852)
Residential real estate loans originated for sale	(490,288)	(929,943)
Proceeds from sales of residential real estate loans	531,121	967,573
(Increase) decrease in interest receivable	(29,088)	11,268
(Increase) decrease in other assets	36,049	46,203
Increase (decrease) in accrued expenses and other liabilities	286,915	(24,295)
Net cash flows provided by (used in) operating activities	687,311	264,673
Cash Flows From Investing Activities
Cash received (paid) from merger, net	1,912,629	—
Purchases of investment securities available-for-sale	(1,367,896)	(2,550,248)
Purchases of investment securities held-to-maturity	(156,378)	—
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	(115,488)	—
Purchases of equity securities	(5,843)	(10,000)
Proceeds from maturities, prepayments, and calls of investment securities available-for-sale	1,117,620	1,174,037
Proceeds from sales of investment securities available-for-sale	13,371	189,091
Proceeds from maturities, prepayments, and calls of investment securities held-to-maturity	61,172	—
Proceeds from sales of Federal Home Loan Bank/Federal Reserve Bank stock	108,697	50
Proceeds from sales of equity securities	52,034	437
Loan originations and payments, net	(2,481,620)	217,847
Proceeds from company-owned life insurance death benefits	8,716	2,652
Proceeds from sales of premises and equipment and other assets	3,202	16,741
Purchases of premises and equipment and other assets	(28,739)	(40,774)
Net cash flows provided by (used in) investing activities	(878,523)	(1,000,167)
Cash Flows From Financing Activities
Net increase (decrease) in:
Deposits	235,064	1,158,696
Federal funds purchased and interbank borrowings	300,755	(1,132)
Securities sold under agreements to repurchase	(89,416)	(55,919)
Other borrowings	152,324	11,651
Payments for maturities of Federal Home Loan Bank advances	(1,674,875)	(145,005)
Payments for modification of Federal Home Loan Bank advances	—	(2,156)
Proceeds from Federal Home Loan Bank advances	1,450,000	50,000
Cash dividends paid	(132,674)	(69,611)
Common stock repurchased	(70,931)	(3,713)
Common stock issued	557	429
Net cash flows provided by (used in) financing activities	170,804	943,240
Net increase (decrease) in cash and cash equivalents	(20,408)	207,746
Cash and cash equivalents at beginning of period	822,019	589,712
Cash and cash equivalents at end of period	$801,611	$797,458

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) – (Continued)

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021
Supplemental cash flow information:
Total interest paid	$62,207	$33,910
Total income taxes paid (net of refunds)	14,759	15,476
Common stock issued for merger, net	2,446,312	—
Preferred stock issued for merger, net	243,870	—
Investment securities purchased but not settled	3,858	594
Securities transferred from available-for-sale to held-to-maturity	2,986,736	—
Operating lease right-of-use assets obtained in exchange for lease obligations	17,376	(1,190)
Finance lease right-of-use assets obtained in exchange for lease obligations	629	$6,367
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned subsidiaries (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.  Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of September 30, 2022 and December 31, 2021, and the results of its operations for the three and nine months ended September 30, 2022 and 2021.  Interim results do not necessarily represent annual results.  These financial statements should be read in conjunction with Old National’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
FASB ASC 848 – In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary, optional guidance to ease the potential burden in accounting for, or recognizing the effects of, the transition away from the LIBOR or other interbank offered rate on financial reporting. The guidance is applicable only to contracts or hedge accounting relationships that reference LIBOR or another reference rate expected to be discontinued. Because the guidance is meant to help entities through the transition period, it will be in effect for a limited time and will not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, for which an entity has elected certain optional expedients that are retained through the end of the hedging relationship. The amendments in this ASU are effective March 12, 2020 through December 31, 2022. Old National believes the adoption of this guidance on activities subsequent to September 30, 2022 through December 31, 2022 will not have a material impact on the consolidated financial statements.

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

The assets acquired and liabilities assumed, both intangible and tangible, in the merger were recorded at their estimated fair values as of the merger date and have been accounted for under the acquisition method of accounting. Subsequent to the initial valuation, Old National increased goodwill totaling $5.4 million to update the provisional valuation of the fair values of assets acquired and liabilities assumed. These adjustments affected goodwill, loans, premises and equipment, operating lease right-of-use assets, other assets, and accrued expenses and other liabilities. The following table presents the preliminary valuation of the assets acquired and liabilities assumed, net of the fair value adjustments and the fair value of consideration as of the merger date:

(dollars and shares in thousands)	February 15, 2022
Assets
Cash and cash equivalents	$1,912,629
Investment securities	3,526,278
FHLB/Federal Reserve Bank stock	106,097
Loans held for sale	13,809
Loans, net of allowance for credit losses	14,298,873
Premises and equipment	111,867
Operating lease right-of-use assets	129,698
Accrued interest receivable	53,502
Goodwill	965,605
Other intangible assets	117,584
Company-owned life insurance	301,025
Other assets	315,241
Total assets	$21,852,208
Liabilities
Deposits	$17,249,404
Securities sold under agreements to repurchase	135,194
Federal Home Loan Bank advances	1,158,623
Other borrowings	274,569
Accrued expenses and other liabilities	344,236
Total liabilities	$19,162,026
Fair value of consideration
Preferred stock	$243,870
Common stock (129,365 shares issued at $18.92 per share)	2,446,312
Total consideration	$2,690,182
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
The fair value of purchased financial assets with credit deterioration was $1.4 billion on the date of the merger. The gross contractual amounts receivable relating to the purchased financial assets with credit deterioration was $1.5 billion. Old National estimates, on the date of the merger, that $89.1 million of the contractual cash flows specific to the purchased financial assets with credit deterioration will not be collected.
Transaction costs totaling $100.6 million associated with the merger have been expensed for the nine months ended September 30, 2022 and additional transaction and integration costs will be expensed in future periods as incurred.
As a result of the merger, Old National assumed sponsorship of First Midwest’s defined benefit pension plan (the “Pension Plan”) under which both plan participation and benefit accruals had been previously frozen. Subsequent to the close of the merger, Old National began taking the steps required to terminate the Pension Plan. At September 30, 2022, the accumulated benefit obligation was $49.7 million, and the fair value of Pension Plan assets was $67.1 million. Pension costs were not material for the nine months ended September 30, 2022.

Summary of Unaudited Pro-Forma Financial Information
The following table presents supplemental unaudited pro-forma financial information as if the First Midwest merger had occurred on January 1, 2021. The pro-forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effective as of this assumed date.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Total revenues (1)	$456,974	$396,463	$1,255,909	$1,182,767
Income before income taxes	201,783	141,005	466,651	268,884
(1)    Includes net interest income and total noninterest income.
Supplemental pro-forma earnings for the three months ended September 30, 2022 were adjusted to exclude $22.7 million of merger-related costs. Supplemental pro-forma earnings for the three months ended September 30, 2021 were adjusted to include these costs. Supplemental pro-forma earnings for the nine months ended September 30, 2022 were adjusted to exclude $100.6 million of merger-related costs, $11.0 million of provision for credit losses on unfunded loan commitments, and $96.3 million of provision for credit losses to establish an allowance for credit losses on non-PCD loans acquired in the transaction. Supplemental pro-forma earnings for the nine months ended September 30, 2021 were adjusted to include these costs.
Divestiture
On June 27, 2022, Old National entered into a Custodial Transfer and Asset Purchase Agreement with UMB Bank, n.a. (“UMB”), pursuant to which UMB will acquire Old National’s business of acting as a qualified custodian for, and administering, health savings accounts. Old National serves as custodian for health savings accounts comprised of both investment accounts and deposit accounts. Upon completion of the sale, UMB will pay Old National a premium on deposit account balances transferred at closing, or a premium of approximately $95 million based on September 30, 2022 balances. Regulatory approval for the sale has been received. Subject to customary closing conditions, the parties anticipate completing the sale in mid-November of 2022.
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
The following table presents the calculation of basic and diluted net income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars and shares in thousands, except per share data)	2022	2021	2022	2021
Net income	$140,153	$71,746	$227,552	$221,350
Preferred dividends	(4,034)	—	(10,084)	—
Net income applicable to common shares	$136,119	$71,746	$217,468	$221,350

Weighted average common shares outstanding:
Weighted average common shares outstanding (basic)	290,961	165,258	269,843	165,144
Effect of dilutive securities:
Restricted stock	1,516	660	1,273	696
Stock appreciation rights	6	21	7	22
Weighted average diluted shares outstanding	292,483	165,939	271,123	165,862
Basic Net Income Per Common Share	$0.47	$0.43	$0.81	$1.34
Diluted Net Income Per Common Share	$0.47	$0.43	$0.80	$1.33

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

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Basis Adjustments (1)	Fair Value
September 30, 2022
Available-for-Sale
U.S. Treasury	$246,987	$—	$(7,010)	$(46,372)	$193,605
U.S. government-sponsored entities and agencies	1,453,829	—	(168,963)	(109,409)	1,175,457
Mortgage-backed securities - Agency	5,074,503	56	(615,032)	—	4,459,527
States and political subdivisions	713,669	666	(39,288)	—	675,047
Pooled trust preferred securities	13,776	—	(2,454)	—	11,322
Other securities	376,344	95	(28,417)	—	348,022
Total available-for-sale securities	$7,879,108	$817	$(861,164)	$(155,781)	$6,862,980

Held-to-Maturity
U.S. government-sponsored entities and agencies	$817,489	$—	$(159,054)	$—	$658,435
Mortgage-backed securities - Agency	1,124,714	—	(123,568)	—	1,001,146
States and political subdivisions	1,154,514	—	(213,505)	—	941,009
Allowance for securities held-to-maturity	(150)	—	—	—	(150)
Total held-to-maturity securities	$3,096,567	$—	$(496,127)	$—	$2,600,440

December 31, 2021
Available-for-Sale
U.S. Treasury	$234,555	$1,233	$(7,751)	$7,547	$235,584
U.S. government-sponsored entities and agencies	1,575,994	7,354	(37,014)	(3,561)	1,542,773
Mortgage-backed securities - Agency	3,737,484	27,421	(66,074)	—	3,698,831
States and political subdivisions	1,587,172	69,696	(1,882)	—	1,654,986
Pooled trust preferred securities	13,756	—	(4,260)	—	9,496
Other securities	235,072	6,578	(1,254)	—	240,396
Total available-for-sale securities	$7,384,033	$112,282	$(118,235)	$3,986	$7,382,066
(1)    Basis adjustments represent the cumulative fair value adjustments included in the carrying amounts of fixed-rate investment securities assets in fair value hedging arrangements.
During the nine months ended September 30, 2022, U.S government-sponsored entities and agencies, agency mortgage-backed securities, and state and political subdivision securities with a fair value of $3.0 billion were transferred from the available-for-sale portfolio to the held-to-maturity portfolio. The $125.2 million unrealized holding loss, net of tax, at the date of transfer will continue to be reported as a separate component of shareholders’ equity and is being amortized over the remaining term of the securities as an adjustment to yield. The corresponding discount on these securities will offset this adjustment to yield as it is amortized.

Proceeds from sales or calls of available-for-sale investment securities and the resulting realized gains and realized losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Proceeds from sales of available-for-sale securities	$629	$121,376	$13,371	$189,091
Proceeds from calls of available-for-sale securities	4,592	54,966	65,197	111,961
Total	$5,221	$176,342	$78,568	$301,052

Realized gains on sales of available-for-sale securities	$—	$1,093	$344	$3,829
Realized gains on calls of available-for-sale securities	17	119	184	180
Realized losses on sales of available-for-sale securities	(58)	—	(205)	(85)
Realized losses on calls of available-for-sale securities	(131)	(5)	(238)	(32)
Debt securities gains (losses), net	$(172)	$1,207	$85	$3,892
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

	September 30, 2022
(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Maturity
Available-for-Sale
Within one year	$103,486	$102,344	2.52%
One to five years	1,757,898	1,640,096	2.73
Five to ten years	3,863,056	3,374,078	2.32
Beyond ten years	2,154,668	1,746,462	2.40
Total	$7,879,108	$6,862,980	2.44%
Held-to-Maturity
One to five years	71,344	66,878	3.63%
Five to ten years	977,435	867,476	2.67
Beyond ten years	2,047,788	1,666,086	2.81
Total	$3,096,567	$2,600,440	2.78%

The following table summarizes the available-for-sale investment securities with unrealized losses for which an allowance for credit losses has not been recorded by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2022
Available-for-Sale
U.S. Treasury	$193,605	$(7,010)	$—	$—	$193,605	$(7,010)
U.S. government-sponsored entities and agencies	639,031	(18,655)	530,776	(150,308)	1,169,807	(168,963)
Mortgage-backed securities - Agency	3,784,833	(462,383)	671,031	(152,649)	4,455,864	(615,032)
States and political subdivisions	503,025	(38,724)	1,850	(564)	504,875	(39,288)
Pooled trust preferred securities	—	—	11,322	(2,454)	11,322	(2,454)
Other securities	285,278	(22,318)	52,322	(6,099)	337,600	(28,417)
Total available-for-sale	$5,405,772	$(549,090)	$1,267,301	$(312,074)	$6,673,073	$(861,164)

December 31, 2021
Available-for-Sale
U.S. Treasury	$91,063	$(7,751)	$—	$—	$91,063	$(7,751)
U.S. government-sponsored entities and agencies	1,032,566	(21,167)	312,949	(15,847)	1,345,515	(37,014)
Mortgage-backed securities - Agency	2,415,923	(59,277)	163,685	(6,797)	2,579,608	(66,074)
States and political subdivisions	178,570	(1,849)	2,729	(33)	181,299	(1,882)
Pooled trust preferred securities	—	—	9,496	(4,260)	9,496	(4,260)
Other securities	56,976	(943)	21,133	(311)	78,109	(1,254)
Total available-for-sale	$3,775,098	$(90,987)	$509,992	$(27,248)	$4,285,090	$(118,235)
The following table summarizes the held-to-maturity investment securities with unrecognized losses aggregated by major security type and length of time in a continuous loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
September 30, 2022
Held-to-Maturity
U.S. government-sponsored entities and agencies	$434,505	$(113,697)	$223,930	$(45,357)	$658,435	$(159,054)
Mortgage-backed securities - Agency	513,470	(53,629)	487,676	(69,939)	1,001,146	(123,568)
States and political subdivisions	820,108	(177,033)	117,043	(36,472)	937,151	(213,505)
Total held-to-maturity	$1,768,083	$(344,359)	$828,649	$(151,768)	$2,596,732	$(496,127)
The unrecognized losses on held-to-maturity investment securities presented in the table above do not include unrecognized losses on securities that were transferred from available-for-sale to held-for-maturity totaling $154.7 million at September 30, 2022 that are included as a separate component of shareholders’ equity and are being amortized over the remaining term of the securities.
Available-for-sale securities in unrealized loss positions are evaluated at least quarterly to determine if a decline in fair value should be recorded through income or other comprehensive income. For available-for sale securities in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security, before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for-sale securities that do not meet the criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any decline in fair value that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale securities was needed at September 30, 2022 or December 31, 2021.
An allowance on held-to-maturity debt securities is maintained for certain municipal bonds to account for expected lifetime credit losses. Substantially all of the U.S. government-sponsored entities and agencies and agency mortgage-backed securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. Therefore, for those securities, we do not record expected credit losses. The allowance for credit losses on held-to-maturity debt securities was $0.2 million at September 30, 2022.
Accrued interest receivable on the securities portfolio is excluded from the estimate of credit losses and totaled $39.9 million at September 30, 2022 and $35.5 million at December 31, 2021.
At September 30, 2022, Old National’s securities portfolio consisted of 3,201 securities, 2,970 of which were in an unrealized loss position.  The unrealized losses attributable to our U.S. Treasury, U.S. government-sponsored entities and agencies, agency mortgage-backed securities, states and political subdivisions, and other securities are the result of fluctuations in interest rates and temporary market movements.  Old National’s pooled trust preferred securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows.  At September 30, 2022, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.
Old National’s pooled trust preferred securities have experienced credit defaults.  However, we believe that the value of the instruments lies in the full and timely interest payments that will be received through maturity, the steady amortization that will be experienced until maturity, and the full return of principal by the final maturity of the collateralized debt obligations. Old National did not recognize any losses on these securities for the nine months ended September 30, 2022 or 2021.
Equity Securities
Old National’s equity securities with readily determinable fair values totaled $51.8 million at September 30, 2022 and $13.2 million at December 31, 2021.  There were losses on equity securities of $0.7 million during the three months ended September 30, 2022 and losses of $4.9 million during the nine months ended September 30, 2022, compared to gains of $0.1 million during the three months ended September 30, 2021 and gains of $0.3 million during the nine months ended September 30, 2021.
Alternative Investments
Old National has alternative investments without readily determinable fair values that are included in other assets totaling $322.3 million at September 30, 2022, consisting of $185.9 million of illiquid investments of partnerships, limited liability companies, and other ownership interests that support affordable housing and $136.4 million of economic development and community revitalization initiatives in low-to-moderate income neighborhoods. These alternative investments totaled $186.0 million at December 31, 2021.  There have been no impairments or adjustments on equity securities without readily determinable fair values, except for amortization of tax credit investments in the nine months ended September 30, 2022 and 2021. See Note 11 to the consolidated financial statements for detail regarding these investments.
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

		Segment
	Statement	Portfolio	After
(dollars in thousands)	Balance	Reclassifications	Reclassifications
September 30, 2022
Loans:
Commercial	$9,311,148	$(197,169)	$9,113,979
Commercial real estate	12,227,888	(153,784)	12,074,104
BBCC	N/A	350,953	350,953
Residential real estate	6,267,306	—	6,267,306
Consumer	2,722,591	(2,722,591)	N/A
Indirect	N/A	1,004,054	1,004,054
Direct	N/A	674,943	674,943
Home equity	N/A	1,043,594	1,043,594
Total	$30,528,933	$—	$30,528,933

December 31, 2021
Loans:
Commercial	$3,391,769	$(191,557)	$3,200,212
Commercial real estate	6,380,674	(159,190)	6,221,484
BBCC	N/A	350,747	350,747
Residential real estate	2,255,289	—	2,255,289
Consumer	1,574,114	(1,574,114)	N/A
Indirect	N/A	873,139	873,139
Direct	N/A	140,385	140,385
Home equity	N/A	560,590	560,590
Total	$13,601,846	$—	$13,601,846
The composition of loans by portfolio segment follows:

(dollars in thousands)	September 30, 2022	December 31, 2021
Commercial (1) (2)	$9,113,979	$3,200,212
Commercial real estate	12,074,104	6,221,484
BBCC	350,953	350,747
Residential real estate	6,267,306	2,255,289
Indirect	1,004,054	873,139
Direct	674,943	140,385
Home equity	1,043,594	560,590
Total loans	30,528,933	13,601,846
Allowance for credit losses	(302,254)	(107,341)
Net loans	$30,226,679	$13,494,505
(1)Includes direct finance leases of $196.7 million at September 30, 2022 and $25.1 million at December 31, 2021.
(2)Includes PPP loans of $43.5 million at September 30, 2022 and $169.0 million at December 31, 2021.

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
At 223%, Old National Bank’s commercial real estate loans as a percentage of its risk-based capital remained below the regulatory guideline limit of 300% at September 30, 2022.
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
Allowance for Credit Losses
Loans
Credit quality within the loans held for investment portfolio is continuously monitored by management and is reflected within the allowance for credit losses for loans. The allowance for credit losses is an estimate of expected losses inherent within the Company’s loans held for investment portfolio. Credit quality is assessed and monitored by evaluating various attributes and the results of those evaluations are utilized in underwriting new loans and in our process for estimating expected credit losses. Expected credit loss inherent in non-cancelable off-balance-sheet credit exposures is accounted for as a separate liability included in other liabilities on the balance sheet. The allowance for credit losses for loans held for investment is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries. Old National has made a policy election to report accrued interest receivable as a separate line item on the balance sheet. Accrued interest receivable on loans is excluded from the estimate of credit losses and totaled $123.6 million at September 30, 2022 and $47.6 million at December 31, 2021.
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

The base forecast scenario considers unemployment, gross domestic product, and the BBB ratio (BBB spread to the 10-year U.S. Treasury rate). In addition to the quantitative inputs, several qualitative factors were considered. These factors include the risk that unemployment, gross domestic product, housing product index, and the BBB ratio prove to be more severe and/or prolonged than our baseline forecast due to monetary actions to control inflation, conflict in Ukraine, and global supply chain issues. Activity in the allowance for credit losses for loans by portfolio segment was as follows:

(dollars in thousands)	Balance at Beginning of Period	Allowance Established for Acquired PCD Loans (1)	Charge-offs	Recoveries	Provision for Credit Losses	Balance at End of Period
Three Months Ended September 30, 2022
Commercial	$102,819	$3,740	$(2,696)	$2,206	$6,344	$112,413
Commercial real estate	141,802	6,818	(4,772)	287	(45)	144,090
BBCC	2,064	—	—	108	(4)	2,168
Residential real estate	19,729	—	(20)	66	1,481	21,256
Indirect	1,641	—	(624)	379	189	1,585
Direct	14,412	—	(3,299)	442	4,541	16,096
Home equity	5,536	—	(29)	357	(1,218)	4,646
Total	$288,003	$10,558	$(11,440)	$3,845	$11,288	$302,254

Three Months Ended September 30, 2021
Commercial	$25,731	$—	$(354)	$106	$677	$26,160
Commercial real estate	65,469	—	(86)	3,371	(3,657)	65,097
BBCC	2,798	—	(8)	31	(259)	2,562
Residential real estate	10,419	—	(85)	79	(887)	9,526
Indirect	2,043	—	(113)	294	(363)	1,861
Direct	640	—	(355)	153	148	586
Home equity	2,344	—	(214)	218	(272)	2,076
Total	$109,444	$—	$(1,215)	$4,252	$(4,613)	$107,868

Nine Months Ended September 30, 2022
Commercial	$27,232	$38,780	$(5,919)	$3,219	$49,101	$112,413
Commercial real estate	64,004	49,419	(5,596)	789	35,474	144,090
BBCC	2,458	—	(48)	256	(498)	2,168
Residential real estate	9,347	136	(344)	636	11,481	21,256
Indirect	1,743	—	(1,636)	921	557	1,585
Direct	528	31	(6,550)	1,712	20,375	16,096
Home equity	2,029	723	(107)	540	1,461	4,646
Total	$107,341	$89,089	$(20,200)	$8,073	$117,951	$302,254

Nine Months Ended September 30, 2021
Commercial	$30,567	$—	$(940)	$549	$(4,016)	$26,160
Commercial real estate	75,810	—	(264)	3,555	(14,004)	65,097
BBCC	6,120	—	(144)	87	(3,501)	2,562
Residential real estate	12,608	—	(305)	217	(2,994)	9,526
Indirect	3,580	—	(903)	1,395	(2,211)	1,861
Direct	855	—	(913)	622	22	586
Home equity	1,848	—	(296)	718	(194)	2,076
Total	$131,388	$—	$(3,765)	$7,143	$(26,898)	$107,868
(1)During the three months ended September 30, 2022, a measurement period adjustment was made on the allowance for credit losses for acquired PCD loans totaling $10.6 million.
The allowance for credit losses increased for the nine months ended September 30, 2022 primarily due to $89.1 million of allowance for credit losses on acquired PCD loans established through acquisition accounting adjustments on or after the merger date and $96.3 million of provision for credit losses to establish an allowance for credit losses on non-PCD loans acquired in the First Midwest merger. Loan growth and measurement period adjustments for PCD loans contributed to the increase in the allowance for credit losses in the three months ended September 30, 2022.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Allowance for credit losses on unfunded loan commitments:
Balance at beginning of period	$21,966	$10,429	$10,879	$11,689
Provision for credit losses on unfunded commitments for loans acquired during the period	—	—	11,013	—
Expense (reversal of expense) for credit losses	4,203	(132)	4,277	(1,392)
Balance at end of period	$26,169	$10,297	$26,169	$10,297
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

The following table summarizes the amortized cost of term loans by risk category of commercial, commercial real estate, and BBCC loans by loan portfolio segment, class of loan, and origination year:

	Origination Year							Revolving to Term
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving		Total
September 30, 2022
Commercial:
Risk Rating:
Pass	$1,788,480	$1,953,811	$928,908	$858,442	$386,870	$444,404	$1,981,798	$277,119	$8,619,832
Criticized	42,688	27,736	41,026	44,508	10,165	6,293	61,764	4,397	238,577
Classified:
Substandard	40,035	35,516	20,640	13,877	8,661	21,806	31,913	26,566	199,014
Nonaccrual	—	2,158	1,356	1,127	—	—	7,892	7,645	20,178
Doubtful	4,151	6,658	3,280	7,158	5,851	9,280	—	—	36,378
Total	$1,875,354	$2,025,879	$995,210	$925,112	$411,547	$481,783	$2,083,367	$315,727	$9,113,979

Commercial real estate:
Risk Rating:
Pass	$2,375,092	$2,864,028	$2,141,691	$1,322,839	$803,056	$1,209,592	$54,548	$597,665	$11,368,511
Criticized	61,754	28,671	21,462	60,599	68,301	44,349	—	20,431	305,567
Classified:
Substandard	54,427	24,635	26,280	78,029	56,499	31,336	—	4,153	275,359
Nonaccrual	2,358	13,949	5,640	1,162	2,188	26,480	297	3,037	55,111
Doubtful	—	35,581	9,752	218	1,783	22,222	—	—	69,556
Total	$2,493,631	$2,966,864	$2,204,825	$1,462,847	$931,827	$1,333,979	$54,845	$625,286	$12,074,104

BBCC:
Risk Rating:
Pass	$63,023	$70,355	$56,446	$40,627	$26,382	$14,995	$50,146	$18,477	$340,451
Criticized	1,330	633	611	697	263	164	975	1,177	5,850
Classified:
Substandard	342	324	3	343	—	—	837	502	2,351
Nonaccrual	61	—	340	294	283	336	—	723	2,037
Doubtful	—	28	16	93	127	—	—	—	264
Total	$64,756	$71,340	$57,416	$42,054	$27,055	$15,495	$51,958	$20,879	$350,953

	Origination Year							Revolving to Term
(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving		Total
December 31, 2021
Commercial:
Risk Rating:
Pass	$918,456	$563,869	$271,158	$98,468	$156,136	$235,639	$667,628	$130,470	$3,041,824
Criticized	9,998	7,885	6,660	—	7,809	2,658	14,601	10,076	59,687
Classified:
Substandard	14,773	14,468	10,200	9,849	5,521	945	6,883	10,322	72,961
Nonaccrual	1,069	3,507	1,276	3,721	1,448	—	845	7,796	19,662
Doubtful	—	178	—	288	337	5,275	—	—	6,078
Total	$944,296	$589,907	$289,294	$112,326	$171,251	$244,517	$689,957	$158,664	$3,200,212

Commercial real estate:
Risk Rating:
Pass	$1,555,880	$1,474,271	$846,921	$481,508	$462,176	$611,680	$42,609	$451,544	$5,926,589
Criticized	27,622	24,790	39,914	—	21,614	22,157	—	34,387	170,484
Classified:
Substandard	4,706	12,118	9,933	9,058	18,165	11,351	2,291	4,339	71,961
Nonaccrual	1,620	2,997	—	1,627	3,419	8,905	315	871	19,754
Doubtful	6,653	—	1,970	342	11,218	12,513	—	—	32,696
Total	$1,596,481	$1,514,176	$898,738	$492,535	$516,592	$666,606	$45,215	$491,141	$6,221,484

BBCC:
Risk Rating:
Pass	$81,710	$69,749	$54,580	$34,461	$25,113	$8,296	$47,571	$18,778	$340,258
Criticized	1,320	1,170	841	160	—	—	670	1,578	5,739
Classified:
Substandard	284	24	79	7	187	465	103	239	1,388
Nonaccrual	—	88	—	—	66	162	—	1,136	1,452
Doubtful	—	25	284	1,391	—	210	—	—	1,910
Total	$83,314	$71,056	$55,784	$36,019	$25,366	$9,133	$48,344	$21,731	$350,747

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

	Origination Year							Revolving to Term
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving		Total
September 30, 2022
Residential real estate:
Risk Rating:
Performing	$1,070,939	$1,920,008	$1,861,893	$496,062	$144,400	$742,078	$8	$92	$6,235,480
Nonperforming	—	423	765	584	717	29,337	—	—	31,826
Total	$1,070,939	$1,920,431	$1,862,658	$496,646	$145,117	$771,415	$8	$92	$6,267,306

Indirect:
Risk Rating:
Performing	$404,054	$274,254	$162,221	$95,443	$39,202	$25,995	$—	$45	$1,001,214
Nonperforming	203	756	548	531	360	442	—	—	2,840
Total	$404,257	$275,010	$162,769	$95,974	$39,562	$26,437	$—	$45	$1,004,054

Direct:
Risk Rating:
Performing	$120,960	$185,466	$86,802	$67,478	$52,671	$65,437	$89,675	$1,530	$670,019
Nonperforming	161	620	647	388	301	2,635	40	132	4,924
Total	$121,121	$186,086	$87,449	$67,866	$52,972	$68,072	$89,715	$1,662	$674,943

Home equity:
Risk Rating:
Performing	$741	$992	$1,863	$2,035	$1,008	$11,171	$999,869	$15,370	$1,033,049
Nonperforming	224	96	231	728	824	4,335	868	3,239	10,545
Total	$965	$1,088	$2,094	$2,763	$1,832	$15,506	$1,000,737	$18,609	$1,043,594

	Origination Year							Revolving to Term
	2021	2020	2019	2018	2017	Prior	Revolving		Total
December 31, 2021
Residential real estate:
Risk Rating:
Performing	$625,582	$632,705	$272,600	$72,766	$103,866	$529,293	$12	$105	$2,236,929
Nonperforming	96	165	166	350	855	16,728	—	—	18,360
Total	$625,678	$632,870	$272,766	$73,116	$104,721	$546,021	$12	$105	$2,255,289

Indirect:
Risk Rating:
Performing	$361,485	$231,156	$146,978	$68,513	$41,598	$20,819	$—	$9	$870,558
Nonperforming	262	524	614	510	430	241	—	—	2,581
Total	$361,747	$231,680	$147,592	$69,023	$42,028	$21,060	$—	$9	$873,139

Direct:
Risk Rating:
Performing	$34,058	$16,135	$14,396	$14,579	$7,432	$15,831	$36,812	$192	$139,435
Nonperforming	13	53	130	133	35	536	42	8	950
Total	$34,071	$16,188	$14,526	$14,712	$7,467	$16,367	$36,854	$200	$140,385

Home equity:
Risk Rating:
Performing	$—	$—	$633	$349	$535	$—	$539,057	$16,768	$557,342
Nonperforming	—	—	16	9	41	1	258	2,923	3,248
Total	$—	$—	$649	$358	$576	$1	$539,315	$19,691	$560,590

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
The following table presents the aging of the amortized cost basis in past due loans by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Current	Total Loans
September 30, 2022
Commercial	$8,575	$758	$11,885	$21,218	$9,092,761	$9,113,979
Commercial real estate	23,786	7,235	27,286	58,307	12,015,797	12,074,104
BBCC	78	92	84	254	350,699	350,953
Residential	29,394	7,382	8,851	45,627	6,221,679	6,267,306
Indirect	4,929	1,735	850	7,514	996,540	1,004,054
Direct	4,459	2,926	2,503	9,888	665,055	674,943
Home equity	4,995	1,078	4,589	10,662	1,032,932	1,043,594
Total	$76,216	$21,206	$56,048	$153,470	$30,375,463	$30,528,933

December 31, 2021
Commercial	$2,723	$617	$1,603	$4,943	$3,195,269	$3,200,212
Commercial real estate	1,402	280	7,042	8,724	6,212,760	6,221,484
BBCC	747	162	109	1,018	349,729	350,747
Residential	8,273	2,364	4,554	15,191	2,240,098	2,255,289
Indirect	3,888	867	554	5,309	867,830	873,139
Direct	687	159	162	1,008	139,377	140,385
Home equity	693	199	777	1,669	558,921	560,590
Total	$18,413	$4,648	$14,801	$37,862	$13,563,984	$13,601,846
The following table presents the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing by class of loan:

	September 30, 2022			December 31, 2021
(dollars in thousands)	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing
Commercial	$56,556	$3,836	$—	$25,740	$9,574	$—
Commercial real estate	124,667	35,989	—	52,450	25,139	—
BBCC	2,301	—	—	3,362	—	—
Residential	31,826	—	—	18,360	—	—
Indirect	2,840	—	—	2,581	—	4
Direct	4,924	—	767	950	—	3
Home equity	10,545	—	—	3,248	—	—
Total	$233,659	$39,825	$767	$106,691	$34,713	$7
Interest income recognized on nonaccrual loans was insignificant during the three and nine months ended September 30, 2022 and 2021.

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

	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Investment Securities/Cash	Auto	Other
September 30, 2022
Commercial	$7,417	$43,620	$2,301	$134	$987
Commercial real estate	112,275	—	590	—	6,487
BBCC	1,649	560	64	28	—
Residential	31,826	—	—	—	—
Indirect	—	—	—	2,840	—
Direct	3,861	2	—	198	16
Home equity	10,545	—	—	—	—
Total loans	$167,573	$44,182	$2,955	$3,200	$7,490

December 31, 2021
Commercial	$8,100	$13,816	$3,394	$80	$302
Commercial real estate	38,657	—	961	—	6,653
BBCC	1,895	1,331	43	93	—
Residential	18,360	—	—	—	—
Indirect	—	—	—	2,581	—
Direct	724	—	1	152	20
Home equity	3,248	—	—	—	—
Total loans	$70,984	$15,147	$4,399	$2,906	$6,975
Loan Participations
Old National has loan participations, which qualify as participating interests, with other financial institutions.  At September 30, 2022, these loans totaled $2.3 billion, of which $1.1 billion had been sold to other financial institutions and $1.2 billion was retained by Old National.  The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.
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
When a residential or consumer loan is identified as a TDR, the loan is typically written down to its collateral value less selling costs.

The following table presents activity in TDRs:

(dollars in thousands)	Beginning Balance	(Charge-offs)/ Recoveries	(Payments)/ Disbursements	(Removals)/ Additions	Ending Balance
Three Months Ended September 30, 2022
Commercial	$7,216	$—	$(1,620)	$—	$5,596
Commercial real estate	27,531	—	(891)	—	26,640
BBCC	87	—	(13)	—	74
Residential	2,378	—	(37)	—	2,341
Direct	2,669	—	(12)	—	2,657
Home equity	131	—	(8)	—	123
Total	$40,012	$—	$(2,581)	$—	$37,431

Three Months Ended September 30, 2021
Commercial	$8,264	$1	$(156)	$2,073	$10,182
Commercial real estate	15,970	58	(369)	—	15,659
BBCC	97	2	(10)	—	89
Residential	2,582	(7)	(108)	—	2,467
Indirect	—	1	(1)	—	—
Direct	665	—	(15)	—	650
Home equity	217	1	(10)	—	208
Total	$27,795	$56	$(669)	$2,073	$29,255

Nine Months Ended September 30, 2022
Commercial	$7,456	$—	$(6,363)	$4,503	$5,596
Commercial real estate	17,158	4	(10,005)	19,483	26,640
BBCC	87	3	(16)	—	74
Residential	2,435	—	(94)	—	2,341
Indirect	—	1	(1)	—	—
Direct	2,704	—	(47)	—	2,657
Home equity	199	1	(77)	—	123
Total	$30,039	$9	$(16,603)	$23,986	$37,431

Nine Months Ended September 30, 2021
Commercial	$11,090	$1	$(1,810)	$901	$10,182
Commercial real estate	17,606	72	(2,019)	—	15,659
BBCC	112	8	(31)	—	89
Residential	2,824	(11)	(346)	—	2,467
Indirect	—	4	(4)	—	—
Direct	739	3	(92)	—	650
Home equity	282	2	(76)	—	208
Total	$32,653	$79	$(4,378)	$901	$29,255
TDRs included within nonaccrual loans totaled $23.8 million at September 30, 2022 and $11.7 million at December 31, 2021.  Old National has established specific allowances for credit losses for clients whose loan terms have been modified as TDRs totaling $5.2 million at September 30, 2022 and $0.7 million at December 31, 2021.  At September 30, 2022, Old National had committed to lend an additional $3.0 million to clients with outstanding loans that were classified as TDRs. At December 31, 2021, Old National had not committed to lend any additional funds to clients with outstanding loans that were classified as TDRs.
The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the nine months ended September 30, 2022 and 2021 are the same except for when the loan modifications involve the forgiveness of principal.  One loan met the qualifications to be removed from TDR status for the nine months ended September 30, 2021.
The TDRs that occurred during the nine months ended September 30, 2022 increased the allowance for credit losses by $5.5 million and resulted in no charge-offs. The TDRs that occurred during the nine months ended September 30, 2021 did not have a material impact on the allowance for credit losses and resulted in no charge-offs.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
TDRs for which there was a payment default within twelve months following the modification were insignificant during the nine months ended September 30, 2022 and 2021.
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
Purchased Credit Deteriorated Loans
Old National has purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans is as follows:

(dollars in thousands)	First Midwest (1)
Purchase price of loans at acquisition	$1,390,273
Allowance for credit losses at acquisition	89,089
Non-credit discount/(premium) at acquisition	9,003
Par value of acquired loans at acquisition	$1,488,365
(1)Old National merged with First Midwest effective February 15, 2022.
NOTE 7 – PREMISES AND EQUIPMENT
The composition of premises and equipment was as follows:

(dollars in thousands)	September 30, 2022	December 31, 2021
Land	$97,194	$71,014
Buildings	450,957	394,400
Furniture, fixtures, and equipment	154,945	118,124
Leasehold improvements	62,400	46,330
Total	765,496	629,868
Accumulated depreciation	(177,475)	(153,682)
Premises and equipment, net	$588,021	$476,186
The increase in premises and equipment at September 30, 2022 when compared to December 31, 2021 was primarily due to assets acquired in the merger with First Midwest totaling $111.9 million.

Depreciation expense was $9.2 million for the three months ended September 30, 2022 and $26.9 million for the nine months ended September 30, 2022, compared to $6.5 million for the three months ended September 30, 2021 and $20.6 million for the nine months ended September 30, 2021.
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
Old National does not have any material sub-lease agreements.
The components of lease expense were as follows:

	Affected Line Item in the Statement of Income	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)		2022	2021	2022	2021
Operating lease cost	Occupancy/Equipment expense	$7,657	$2,995	$21,323	$9,388
Finance lease cost:
Amortization of right-of-use assets	Occupancy expense	680	593	2,003	1,714
Interest on lease liabilities	Interest expense	105	108	315	323
Sub-lease income	Occupancy expense	(87)	(142)	(389)	(420)
Total		$8,355	$3,554	$23,252	$11,005

Supplemental balance sheet information related to leases was as follows:

(dollars in thousands)	September 30, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets	$187,626	$69,560
Operating lease liabilities	207,725	76,236

Finance Leases
Premises and equipment, net	14,756	16,451
Other borrowings	15,700	17,233

Weighted-Average Remaining Lease Term (in Years)
Operating leases	9.2	10.4
Finance leases	7.1	7.6

Weighted-Average Discount Rate
Operating leases	2.91%	3.34%
Finance leases	3.14%	3.02%
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,223	$10,692
Operating cash flows from finance leases	315	323
Financing cash flows from finance leases	1,839	1,492
The following table presents a maturity analysis of the Company’s lease liability by lease classification at September 30, 2022:

(dollars in thousands)	Operating Leases	Finance Leases
2022	$7,983	$736
2023	30,128	2,968
2024	28,717	3,018
2025	27,407	3,029
2026	26,405	1,790
Thereafter	117,486	6,031
Total undiscounted lease payments	238,126	17,572
Amounts representing interest	(30,401)	(1,872)
Lease liability	$207,725	$15,700

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the changes in the carrying amount of goodwill:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Balance at beginning of period	$1,991,534	$1,036,994	$1,036,994	$1,036,994
Acquisitions and adjustments	11,065	—	965,605	—
Balance at end of period	$2,002,599	$1,036,994	$2,002,599	$1,036,994
During the nine months ended September 30, 2022, Old National recorded $965.6 million of goodwill associated with the First Midwest merger. The increase in goodwill for the three months ended September 30, 2022 resulted from the measurement period adjustments related to updating the fair values of the assets acquired and liabilities assumed in the First Midwest merger. See Note 3 to the consolidated financial statements for additional detail regarding this transaction.
Old National performed the required annual goodwill impairment test as of August 31, 2022 and there was no impairment.  No events or circumstances since the August 31, 2022 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.
The gross carrying amounts and accumulated amortization of other intangible assets were as follows:

(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
September 30, 2022
Core deposit	$170,642	$(75,531)	$95,111
Customer trust relationships	56,243	(18,161)	38,082
Total intangible assets	$226,885	$(93,692)	$133,193

December 31, 2021
Core deposit	$92,754	$(60,036)	$32,718
Customer trust relationships	16,547	(14,587)	1,960
Total intangible assets	$109,301	$(74,623)	$34,678
Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years. During the nine months ended September 30, 2022, Old National recorded $77.9 million of core deposit intangibles and $39.7 million of customer trust relationships intangible associated with the First Midwest merger.
Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. No impairment charges were recorded during the nine months ended September 30, 2022 or 2021.  Total amortization expense associated with intangible assets was $7.1 million for the three months ended September 30, 2022 and $19.1 million for the nine months ended September 30, 2022, compared to $2.8 million for the three months ended September 30, 2021 and $8.8 million for the nine months ended September 30, 2021.

Estimated amortization expense for future years is as follows:

(dollars in thousands)
2022 remaining	$6,788
2023	24,214
2024	21,298
2025	18,417
2026	15,614
Thereafter	46,862
Total	$133,193
NOTE 10 – LOAN SERVICING RIGHTS
Loan servicing rights are included in other assets on the balance sheet. At September 30, 2022, loan servicing rights derived from mortgage loans sold with servicing retained totaled $37.8 million, compared to $30.0 million at December 31, 2021.  Loans serviced for others are not reported as assets.  The principal balance of mortgage loans serviced for others was $4.4 billion at September 30, 2022, compared to $3.7 billion at December 31, 2021.  Custodial escrow balances maintained in connection with serviced loans were $50.1 million at September 30, 2022 and $18.2 million at December 31, 2021.
The following table summarizes the carrying values and activity related to loan servicing rights and the related valuation allowance:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Balance at beginning of period	$38,121	$28,886	$30,085	$28,124
Additions (1)	1,280	2,671	12,293	8,842
Amortization	(1,569)	(2,236)	(4,546)	(7,645)
Balance before valuation allowance at end of period	37,832	29,321	37,832	29,321
Valuation allowance:
Balance at beginning of period	—	(105)	(46)	(1,407)
(Additions)/recoveries	—	5	46	1,307
Balance at end of period	—	(100)	—	(100)
Loan servicing rights, net	$37,832	$29,221	$37,832	$29,221
(1)Additions in the nine months ended September 30, 2022 include loan servicing rights of $7.7 million acquired in the First Midwest merger on February 15, 2022.
At September 30, 2022, the fair value of servicing rights was $48.8 million, which was determined using a discount rate of 9% and a conditional prepayment rate of 9%.  At December 31, 2021, the fair value of servicing rights was $33.8 million, which was determined using a discount rate of 9% and a conditional prepayment rate of 10%.
NOTE 11 – QUALIFIED AFFORDABLE HOUSING PROJECTS AND OTHER TAX CREDIT INVESTMENTS
Old National is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects.  These investments are included in other assets on the balance sheet, with any unfunded commitments included with other liabilities. As of September 30, 2022, Old National expects to recover its remaining investments through the use of the tax credits that are generated by the investments.

The following table summarizes Old National’s investments in qualified affordable housing projects and other tax credit investments:

(dollars in thousands)		September 30, 2022		December 31, 2021
Investment	Accounting Method	Investment	Unfunded Commitment (1)	Investment	Unfunded Commitment
LIHTC	Proportional amortization	$70,701	$44,141	$68,989	$41,355
FHTC	Equity	20,606	9,589	21,241	15,252
NMTC	Consolidation	43,813	—	18,727	—
Renewable Energy	Equity	1,309	—	1,985	—
Total		$136,429	$53,730	$110,942	$56,607
(1)All commitments will be paid by Old National by December 31, 2027.
The following table summarizes the amortization expense and tax benefit recognized for Old National’s qualified affordable housing projects and other tax credit investments:

(dollars in thousands)	Amortization Expense (1)	Tax Expense (Benefit) Recognized (2)
Three Months Ended September 30, 2022
LIHTC	$1,240	$(1,650)
FHTC	215	(262)
NMTC	2,237	(2,788)
Renewable Energy	210	—
Total	$3,902	$(4,700)

Three Months Ended September 30, 2021
LIHTC	$863	$(1,135)
FHTC	1,151	(1,052)
NMTC	375	(463)
Renewable Energy	210	—
Total	$2,599	$(2,650)

Nine Months Ended September 30, 2022
LIHTC	$3,734	$(4,950)
FHTC	635	(776)
NMTC	4,439	(5,538)
Renewable Energy	629	—
Total	$9,437	$(11,264)

Nine Months Ended September 30, 2021
LIHTC	$2,588	$(3,407)
FHTC	2,510	(2,308)
NMTC	1,125	(1,388)
Renewable Energy	1,116	(562)
Total	$7,339	$(7,665)
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

NOTE 12 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase are secured borrowings.  Old National pledges investment securities to secure these borrowings. The following table presents securities sold under agreements to repurchase and related weighted-average interest rates:

	At or for the Nine Months Ended September 30, 2022	At December 31, 2021	At or for the Nine Months Ended September 30, 2021
(dollars in thousands)
Outstanding at period end	$438,053	$392,275	$375,247
Average amount outstanding during the period	450,966	N/A	396,495
Maximum amount outstanding at any month-end during the period	509,275	N/A	405,278
Weighted-average interest rate:
During the period	0.09%	N/A	0.10%
At period end	0.40%	0.10%	0.10%
The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At September 30, 2022
	Remaining Contractual Maturity of the Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 days	Total
Repurchase Agreements:
U.S. Treasury and agency securities	$438,053	$—	$—	$—	$438,053
Total	$438,053	$—	$—	$—	$438,053
The fair value of securities pledged to secure repurchase agreements may decline.  Old National has pledged securities valued at 110% of the gross outstanding balance of repurchase agreements at September 30, 2022 to manage this risk.
NOTE 13 – FEDERAL HOME LOAN BANK ADVANCES
The following table summarizes Old National Bank’s FHLB advances:

(dollars in thousands)	September 30, 2022	December 31, 2021
FHLB advances (fixed rates 0.00% to 4.96% and variable rates 2.57% to 3.05%) maturing October 2022 to September 2042	$2,828,308	$1,902,655
Fair value hedge basis adjustments and unamortized prepayment fees	(23,691)	(16,636)
Total	$2,804,617	$1,886,019
FHLB advances had weighted-average rates of 2.48% at September 30, 2022 and 1.30% at December 31, 2021. Investment securities and residential real estate loans collateralize these borrowings up to 140% of outstanding debt.
At September 30, 2022, total unamortized prepayment fees related to debt modifications completed in prior years totaled $21.7 million, compared to $26.2 million at December 31, 2021.

Contractual maturities of FHLB advances at September 30, 2022 were as follows:

(dollars in thousands)
Due in 2022	$127,500
Due in 2023	100,280
Due in 2024	25,243
Due in 2025	550,285
Due in 2026	100,000
Thereafter	1,925,000
Fair value hedge basis adjustments and unamortized prepayment fees	(23,691)
Total	$2,804,617

NOTE 14 – OTHER BORROWINGS
The following table summarizes Old National’s other borrowings:

(dollars in thousands)	September 30, 2022	December 31, 2021
Old National Bancorp:
Senior unsecured notes (fixed rate 4.125%) maturing August 2024	$175,000	$175,000
Unamortized debt issuance costs related to senior unsecured notes	(286)	(403)
Subordinated debentures (fixed rate 5.875%) maturing September 2026	150,000	—
Junior subordinated debentures (variable rates of 4.11% to 6.95%) maturing July 2031 to September 2037	136,643	42,000
Other basis adjustments	24,653	(3,044)
Old National Bank:
Finance lease liabilities	15,700	17,233
Subordinated debentures (variable rate 7.14%) maturing October 2025	12,000	12,000
Leveraged loans for NMTC (fixed rates of 1.00% to 1.43%) maturing December 2046 to June 2058	117,308	51,045
Other (1)	90,031	2,839
Total other borrowings	$721,049	$296,670
(1)Includes overnight borrowings to collateralize certain derivative positions totaling $88.2 million at September 30, 2022.
Contractual maturities of other borrowings at September 30, 2022 were as follows:

(dollars in thousands)
Due in 2022	$88,786
Due in 2023	2,593
Due in 2024	177,697
Due in 2025	14,763
Due in 2026	151,574
Thereafter	259,390
Unamortized debt issuance costs and other basis adjustments	26,246
Total	$721,049
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
The following table summarizes the terms of our outstanding junior subordinated debentures at September 30, 2022:

(dollars in thousands)				Rate at September 30, 2022
Name of Trust	Issuance Date	Issuance Amount	Rate		Maturity Date
St. Joseph Capital Trust II	March 2005	$5,155	3-month LIBOR plus 1.75%	5.28%	March 17, 2035
Anchor Capital Trust III	August 2005	5,000	3-month LIBOR plus 1.55%	5.22%	September 30, 2035
Home Federal Statutory Trust I	September 2006	15,464	3-month LIBOR plus 1.65%	4.94%	September 15, 2036
Monroe Bancorp Capital Trust I	July 2006	3,093	3-month LIBOR plus 1.60%	4.11%	October 7, 2036
Tower Capital Trust 3	December 2006	9,279	3-month LIBOR plus 1.69%	4.77%	March 1, 2037
Monroe Bancorp Statutory Trust II	March 2007	5,155	3-month LIBOR plus 1.60%	4.89%	June 15, 2037
First Midwest Capital Trust I	November 2003	37,825	6.95% fixed	6.95%	December 1, 2033
Great Lakes Statutory Trust II	December 2005	6,186	3-month LIBOR plus 1.40%	4.69%	December 15, 2035
Great Lakes Statutory Trust III	June 2007	8,248	3-month LIBOR plus 1.70%	4.99%	September 15, 2037
Northern States Statutory Trust I	September 2005	10,310	3-month LIBOR plus 1.80%	5.09%	September 15, 2035
Bridgeview Statutory Trust I	July 2001	15,464	3-month LIBOR plus 3.58%	6.36%	July 31, 2031
Bridgeview Capital Trust II	December 2002	15,464	3-month LIBOR plus 3.35%	5.86%	January 7, 2033
Total		$136,643
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
Leveraged Loans
The leveraged loans are directly related to the New Markets Tax Credit structure. As part of the transaction structure, Old National has the right to sell its interest in the entity that received the leveraged loans at an agreed upon price to the leveraged lender at the end of the New Markets Tax Credit seven-year compliance period. See Note 11 to the consolidated financial statements for additional information on the Company’s New Markets Tax Credit investments.
Finance Lease Liabilities
Old National has long-term finance lease liabilities for certain banking centers and equipment totaling $15.7 million at September 30, 2022.  See Note 8 to the consolidated financial statements for a maturity analysis of the Company’s finance lease liabilities.

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes within each classification of AOCI, net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sale Debt Securities	Unrealized Gains and Losses on Held-to- Maturity Securities	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Total
Three Months Ended September 30, 2022
Balance at beginning of period	$(437,075)	$(122,199)	$(9,875)	$16	$(569,133)
Other comprehensive income (loss) before reclassifications	(217,401)	—	(27,725)	—	(245,126)
Amounts reclassified from AOCI to income (1)	131	5,121	565	(8)	5,809
Balance at end of period	$(654,345)	$(117,078)	$(37,035)	$8	$(808,450)

Three Months Ended September 30, 2021
Balance at beginning of period	$59,095	$—	$3,241	$(74)	$62,262
Other comprehensive income (loss) before reclassifications	(3,230)	—	(124)	—	(3,354)
Amounts reclassified from AOCI to income (1)	(945)	—	(1,190)	37	(2,098)
Balance at end of period	$54,920	$—	$1,927	$(37)	$56,810

Nine Months Ended September 30, 2022
Balance at beginning of period	$(2,950)	$—	$543	$32	$(2,375)
Other comprehensive income (loss) before reclassifications	(651,330)	(125,229)	(37,473)	—	(814,032)
Amounts reclassified from AOCI to income (1)	(65)	8,151	(105)	(24)	7,957
Balance at end of period	$(654,345)	$(117,078)	$(37,035)	$8	$(808,450)

Nine Months Ended September 30, 2021
Balance at beginning of period	$145,335	$—	$2,584	$(148)	$147,771
Other comprehensive income (loss) before reclassifications	(87,403)	—	1,970	—	(85,433)
Amounts reclassified from AOCI to income (1)	(3,012)	—	(2,627)	111	(5,528)
Balance at end of period	$54,920	$—	$1,927	$(37)	$56,810
(1)See tables below for details about reclassifications to income.

The following table summarizes the significant amounts reclassified out of each component of AOCI for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
(dollars in thousands)	2022	2021
Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement of Income
Unrealized gains and losses on available-for-sale securities	$(172)	$1,207	Debt securities gains (losses), net
	41	(262)	Income tax (expense) benefit
	$(131)	$945	Net income
Unrealized gains and losses on held-to-maturity securities	$(6,772)	$—	Interest income (expense)
	1,651	—	Income tax (expense) benefit
	$(5,121)	$—	Net income
Gains and losses on cash flow hedges Interest rate contracts	$(749)	$1,578	Interest income (expense)
	184	(388)	Income tax (expense) benefit
	$(565)	$1,190	Net income
Amortization of defined benefit pension items
Actuarial gains (losses)	$11	$(49)	Salaries and employee benefits
	(3)	12	Income tax (expense) benefit
	$8	$(37)	Net income

Total reclassifications for the period	$(5,809)	$2,098	Net income
The following table summarizes the significant amounts reclassified out of each component of AOCI for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021
Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement of Income
Unrealized gains and losses on available-for-sale securities	$85	$3,892	Debt securities gains (losses), net
	(20)	(880)	Income tax (expense) benefit
	$65	$3,012	Net income
Unrealized gains and losses on held-to-maturity securities	$(10,774)	$—	Interest income (expense)
	2,623	—	Income tax (expense) benefit
	$(8,151)	$—	Net income
Gains and losses on cash flow hedges Interest rate contracts	$139	$3,483	Interest income (expense)
	(34)	(856)	Income tax (expense) benefit
	$105	$2,627	Net income
Amortization of defined benefit pension items
Actuarial gains (losses)	$32	$(147)	Salaries and employee benefits
	(8)	36	Income tax (expense) benefit
	$24	$(111)	Net income

Total reclassifications for the period	$(7,957)	$5,528	Net income

NOTE 16 – SHARE-BASED COMPENSATION
At September 30, 2022, Old National had 9.1 million shares remaining available for issuance under the Company’s Amended and Restated 2008 Incentive Compensation Plan (the “ICP”).  An amendment to increase the number of shares authorized for issuance under the ICP by 9.0 million was approved on May 18, 2022. The granting of awards to key employees is typically in the form of restricted stock awards or units.
Restricted Stock Awards
Old National granted 1.0 million time-based restricted stock awards to certain key employees during the nine months ended September 30, 2022. Additionally, in connection with the First Midwest merger, each restricted stock award of First Midwest common stock that was outstanding, unvested, and unsettled at the merger date was assumed and converted into a number of Old National restricted stock relating to a number of shares of Old National common stock equal to the number of First Midwest restricted stock multiplied by the exchange ratio (rounded up to the nearest whole number) subject to the same vested terms and conditions, resulting in an issuance of an aggregate 0.9 million restricted stock awards of Old National common stock. Shares generally vest annually over a three-year period, cliff vest in three years from the grant date, or vest 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date.  At September 30, 2022, unvested shares totaled 1.9 million. Compensation expense is measured as the fair value of the award at grant date recognized over the service period of the award. Shares are subject to certain restrictions and risk of forfeiture by the participants.  At September 30, 2022, unrecognized compensation expense for unvested restricted stock awards was $20.1 million.
Old National recorded share-based compensation expense, net of tax, related to restricted stock awards of $2.9 million and $8.3 million during the three and nine months ended September 30, 2022, respectively, compared to $0.8 million and $2.2 million during the three and nine months ended September 30, 2021, respectively.
Performance-Based Restricted Stock Units
Old National granted 1.2 million shares of performance-based restricted stock units to certain key officers during the nine months ended September 30, 2022. Additionally, in connection with the First Midwest merger, each time-based or performance-based restricted stock unit award of First Midwest that was outstanding, unvested, and unsettled at the merger date was assumed and converted into a time-based restricted stock unit award of Old National common stock subject to the same vested terms and conditions (other than performance conditions), resulting in an issuance of an aggregate 0.7 million restricted stock units of Old National common stock. The performance components of the First Midwest equity awards were deemed earned at target. Shares vest at the end of a 24 or 36 month period based on the achievement of certain targets. If targets are achieved prior to the end of the 24 month performance period, vesting can be accelerated. At September 30, 2022, unvested shares totaled 2.1 million. Compensation expense is recognized on a straight line basis over the performance period of the award. For certain awards, the level of performance could increase or decrease the number of shares earned.  Shares are subject to certain restrictions and risk of forfeiture by the participants.  As of September 30, 2022, there was $18.2 million of unrecognized compensation cost related to unvested restricted stock units.
Old National recorded share-based compensation expense, net of tax, related to restricted stock units of $2.8 million and $8.2 million during the three and nine months ended September 30, 2022, respectively, compared to $0.7 million and $2.0 million during the three and nine months ended September 30, 2021, respectively.
Stock Options and Appreciation Rights
Old National has not granted stock options since 2009. However, Old National did acquire stock options and stock appreciation rights through its prior acquisitions. Old National recorded no incremental expense associated with the conversion of these options and stock appreciation rights. At September 30, 2022, 8 thousand stock appreciation rights remained outstanding.

NOTE 17 – INCOME TAXES
Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Provision at statutory rate of 21%	$37,598	$18,779	$59,365	$56,830
Tax-exempt income:
Tax-exempt interest	(3,929)	(2,786)	(10,335)	(8,327)
Section 291/265 interest disallowance	85	28	150	92
Company-owned life insurance income	(684)	(483)	(2,340)	(1,582)
Tax-exempt income	(4,528)	(3,241)	(12,525)	(9,817)
State income taxes	7,050	2,282	7,808	7,455
Interim period effective rate adjustment	(31)	1,077	3,042	(1,360)
Tax credit investments - federal	(2,407)	(315)	(4,968)	(2,838)
Other, net	1,205	(902)	2,415	(1,000)
Income tax expense (benefit)	$38,887	$17,680	$55,137	$49,270
Effective tax rate	21.7%	19.8%	19.5%	18.2%
The provision for income taxes was recorded at September 30, 2022 and 2021 based on the current estimate of the effective annual rate.
The higher effective tax rate during the three and nine months ended September 30, 2022 compared to the same periods in 2021 reflected the increase in pre-tax book income and higher post-merger estimated state effective tax rates.
Net Deferred Tax Assets
Net deferred tax assets are included in other assets on the balance sheet. At September 30, 2022, net deferred tax assets totaled $426.0 million, compared to $32.9 million at December 31, 2021. The increase in net deferred tax assets was driven by $255.7 million of deferred tax assets related to the market value adjustments of certain investments and $130.3 million related to the merger with First Midwest.
The Company’s retained earnings at September 30, 2022 included an appropriation for acquired thrifts’ tax bad debt allowances totaling $58.6 million for which no provision for federal or state income taxes has been made.  If, in the future, this portion of retained earnings were distributed as a result of the liquidation of the Company or its subsidiaries, federal and state income taxes would be imposed at the then applicable rates.
No valuation allowance was recorded at September 30, 2022 or December 31, 2021 because, based on current expectations, Old National believes it will generate sufficient income in future years to realize deferred tax assets.  Old National has federal net operating loss carryforwards totaling $85.7 million at September 30, 2022 and $36.7 million at December 31, 2021.  This federal net operating loss was acquired from the acquisition of Anchor (WI) in 2016 and First Midwest in 2022.  If not used, the federal net operating loss carryforwards will begin expiring in 2030 and later.  Old National has recorded state net operating loss carryforwards totaling $130.1 million at September 30, 2022 and $116.1 million at December 31, 2021.  If not used, the state net operating loss carryforwards will expire from 2027 to 2036.
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
Cash Flow Hedges
Interest rate swaps of certain borrowings were designated as cash flow hedges totaling $150.0 million notional amount at both September 30, 2022 and December 31, 2021. Interest rate collars and floors related to variable-rate commercial loan pools were designated as cash flow hedges totaling $1.5 billion notional amount at September 30, 2022 and $600.0 million notional amount at December 31, 2021. The hedges were determined to be effective during all periods presented and we expect them to remain effective during the remaining terms.
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
Fair Value Hedges
Interest rate swaps of certain borrowings were designated as fair value hedges totaling $327.5 million notional amount at September 30, 2022 and $377.5 million notional amount at December 31, 2021. Interest rate swaps of certain available-for-sale investment securities were designated as fair value hedges totaling $910.0 million notional amount at both September 30, 2022 and December 31, 2021. The hedges were determined to be effective during all periods presented and we expect them to remain effective during the remaining terms.

The following table summarizes Old National’s derivatives designated as hedges:

	September 30, 2022			December 31, 2021
		Fair Value			Fair Value
(dollars in thousands)	Notional	Assets (1)	Liabilities (2)	Notional	Assets (1)	Liabilities (2)
Cash flow hedges
Interest rate collars and floors on loan pools	$1,500,000	$3,446	$52,171	$600,000	$459	$2,173
Interest rate swaps on borrowings (3)	150,000	—	—	150,000	4,316	—
Fair value hedges
Interest rate swaps on investment securities (3)	909,957	—	—	909,957	10,961	14,643
Interest rate swaps on borrowings (3)	327,500	—	—	377,500	2,475	96
Total		$3,446	$52,171		$18,211	$16,912
(1)Derivative assets are included in other assets on the balance sheet.
(2)Derivative liabilities are included in other liabilities on the balance sheet.
(3)The fair values of certain counterparty interest rate swaps are zero due to the settlement of centrally cleared variation margin rules.
The effect of derivative instruments in fair value hedging relationships on the consolidated statements of income were as follows:

(dollars in thousands)					Gain (Loss) Recognized in Income on Related Hedged Items
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Hedged Items in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in in Income on Related Hedged Item
Three Months Ended September 30, 2022
Interest rate contracts	Interest income/(expense)	$(532)	Fixed-rate debt	Interest income/(expense)	$638
Interest rate contracts	Interest income/(expense)	47,963	Fixed-rate investment securities	Interest income/(expense)	(47,975)
Total		$47,431			$(47,337)

Three Months Ended September 30, 2021
Interest rate contracts	Interest income/(expense)	$(991)	Fixed-rate debt	Interest income/(expense)	$943
Interest rate contracts	Interest income/(expense)	5,650	Fixed-rate investment securities	Interest income/(expense)	(5,096)
Total		$4,659			$(4,153)

Nine Months Ended September 30, 2022
Interest rate contracts	Interest income/(expense)	$(7,889)	Fixed-rate debt	Interest income/(expense)	$8,193
Interest rate contracts	Interest income/(expense)	159,397	Fixed-rate investment securities	Interest income/(expense)	(159,767)
Total		$151,508			$(151,574)

Nine Months Ended September 30, 2021
Interest rate contracts	Interest income/(expense)	$(3,817)	Fixed-rate debt	Interest income/(expense)	$3,772
Interest rate contracts	Interest income/(expense)	5,659	Fixed-rate investment securities	Interest income/(expense)	(5,158)
Total		$1,842			$(1,386)

The effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income were as follows:

		Three Months Ended September 30,		Three Months Ended September 30,
(dollars in thousands)		2022	2021	2022	2021
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	Interest income/(expense)	$(36,755)	$(164)	$(749)	$1,578
		Nine Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	Interest income/(expense)	$(49,679)	$2,612	$139	$3,483
Amounts reported in AOCI related to cash flow hedges will be reclassified to interest income or interest expense as interest payments are received or paid on Old National’s derivative instruments.  During the next 12 months, we estimate that $3.9 million will be reclassified to interest income and $15.7 million will be reclassified to interest expense.
Derivatives Not Designated as Hedges
Commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives.  These derivative contracts do not qualify for hedge accounting.  At September 30, 2022, the notional amounts of the interest rate lock commitments were $51.2 million and forward commitments were $71.0 million.  At December 31, 2021, the notional amounts of the interest rate lock commitments were $90.7 million and forward commitments were $126.1 million.  It is our practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans.
Old National also enters into derivative instruments for the benefit of its clients.  The notional amounts of these customer derivative instruments, and the offsetting counterparty derivative instruments were $5.1 billion at September 30, 2022 and $2.4 billion at December 31, 2021.  These derivative contracts do not qualify for hedge accounting.  These instruments include interest rate swaps, caps, and collars.  Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of clients by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.
Old National enters into derivative financial instruments as part of its foreign currency risk management strategies.  These derivative instruments consist of foreign currency forward contracts to accommodate the business needs of its clients.  Old National does not designate these foreign currency forward contracts for hedge accounting treatment.

The following table summarizes Old National’s derivatives not designated as hedges:

	September 30, 2022			December 31, 2021
		Fair Value			Fair Value
(dollars in thousands)	Notional	Assets (1)	Liabilities (2)	Notional	Assets (1)	Liabilities (2)
Interest rate lock commitments	$51,177	$—	$512	$90,731	$2,352	$—
Forward mortgage loan contracts	71,000	2,370	—	126,107	242	—
Customer interest rate swaps	5,062,757	1,506	344,676	2,433,177	52,439	11,658
Counterparty interest rate swaps (3)	5,062,757	140,440	1,513	2,433,177	583	12,956
Customer foreign currency forward contracts	12,533	107	677	10,292	399	—
Counterparty foreign currency forward contracts	13,281	709	9	10,205	—	346
Total		$145,132	$347,387		$56,015	$24,960
(1)Derivative assets are included in other assets on the balance sheet.
(2)Derivative liabilities are included in other liabilities on the balance sheet.
(3)The fair values of certain counterparty interest rate swaps are zero due to the settlement of centrally cleared variation margin rules.
The effect of derivatives not designated as hedging instruments on the consolidated statements of income were as follows:

		Three Months Ended September 30,
(dollars in thousands)		2022	2021
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Other income/(expense)	$108	$46
Mortgage contracts	Mortgage banking revenue	638	1,054
Foreign currency contracts	Other income/(expense)	75	3
Total		$821	$1,103

		Nine Months Ended September 30,
		2022	2021
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Other income/(expense)	$1,058	$356
Mortgage contracts	Mortgage banking revenue	(735)	(1,262)
Foreign currency contracts	Other income/(expense)	113	(46)
Total		$436	$(952)
(1)Includes the valuation differences between the customer and offsetting swaps.
NOTE 19 – COMMITMENTS, CONTINGENCIES, AND FINANCIAL GUARANTEES
Litigation
In the normal course of business, Old National Bancorp and its subsidiaries have been named, from time to time, as defendants in various legal actions.  Certain of the actual or threatened legal actions may include claims for compensatory damages or claims for indeterminate amounts of damages.
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
Credit-Related Financial Instruments
Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees and are recorded at fair value.  Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties.  Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract.  Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies.  The term of these standby letters of credit is typically one year or less.  These commitments are not recorded in the consolidated financial statements.
The following table summarizes Old National Bank’s unfunded loan commitments and standby letters of credit:

(dollars in thousands)	September 30, 2022	December 31, 2021
Unfunded loan commitments	$8,124,828	$4,489,238
Standby letters of credit (1)	173,650	75,726
(1)Notional amount, which represents the maximum amount of future funding requirements. The carrying value was $0.9 million at September 30, 2022 and $0.5 million at December 31, 2021.
At September 30, 2022, approximately 6% of the unfunded loan commitments had fixed rates, with the remainder having floating rates ranging from 1% to 21%.  The allowance for unfunded loan commitments totaled $26.2 million at September 30, 2022 and $10.9 million at December 31, 2021. The increase in the allowance for credit losses on unfunded loan commitments was driven by the merger with First Midwest as well as organic loan growth.
Old National is a party in risk participation transactions of interest rate swaps, which had total notional amounts of $297.5 million at September 30, 2022 and $97.7 million at December 31, 2021.
Visa Class B Restricted Shares
In 2008, Old National received Visa Class B restricted shares as part of Visa’s initial public offering.  These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares.  This conversion will not occur until the final settlement of certain litigation for which Visa is indemnified by the holders of Visa’s Class B shares, including Old National.  Visa funded an escrow account from its initial public offering to settle these litigation claims.  Increases in litigation claims requiring Visa to fund the escrow account due to insufficient funds will result in a reduction of the conversion ratio of each Visa Class B share to unrestricted Class A shares.  As of September 30, 2022, the conversion ratio was 1.6059.  Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation, the 65,466 Class B shares that Old National owns at September 30, 2022 are carried at a zero cost basis and are included in other assets with our equity securities that have no readily determinable fair value.

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

Recurring Basis
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at September 30, 2022 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$51,846	$51,846	$—	$—
Investment securities available-for-sale:
U.S. Treasury	193,605	193,605	—	—
U.S. government-sponsored entities and agencies	1,175,457	—	1,175,457	—
Mortgage-backed securities - Agency	4,459,527	—	4,459,527	—
States and political subdivisions	675,047	—	675,047	—
Pooled trust preferred securities	11,322	—	11,322	—
Other securities	348,022	—	348,022	—
Residential loans held for sale	19,748	—	19,748	—
Derivative assets	148,578	—	148,578	—
Financial Liabilities
Derivative liabilities	399,558	—	399,558	—

		Fair Value Measurements at December 31, 2021 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$13,211	$13,211	$—	$—
Investment securities available-for-sale:
U.S. Treasury	235,584	235,584	—	—
U.S. government-sponsored entities and agencies	1,542,773	—	1,542,773	—
Mortgage-backed securities - Agency	3,698,831	—	3,698,831	—
States and political subdivisions	1,654,986	—	1,654,986	—
Pooled trust preferred securities	9,496	—	—	9,496
Other securities	240,396	—	240,396	—
Residential loans held for sale	35,458	—	35,458	—
Derivative assets	74,226	—	74,226	—
Financial Liabilities
Derivative liabilities	41,872	—	41,872	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(dollars in thousands)	Pooled Trust Preferred Securities
Three Months Ended September 30, 2022
Balance at beginning of period	$—
Accretion of discount	—
Increase in fair value of securities	—
Balance at end of period	$—

Three Months Ended September 30, 2021
Balance at beginning of period	$9,388
Accretion of discount	4
Decrease in fair value of securities	(25)
Balance at end of period	$9,367

Nine Months Ended September 30, 2022
Balance at beginning of period	$9,496
Accretion of discount	12
Increase in fair value of securities	1,593
Transfers out of Level 3	(11,101)
Balance at end of period	$—

Nine Months Ended September 30, 2021
Balance at beginning of period	$7,913
Accretion of discount	14
Sales/payments received	(27)
Increase in fair value of securities	1,467
Balance at end of period	$9,367
The accretion of discounts on securities in the table above is included in interest income.  The increase or decrease in the fair value of securities in the table above is included in the unrealized holding gains (losses) for the period in the statement of other comprehensive income. An increase in fair value is reflected in the balance sheet as an increase in the fair value of investment securities available-for-sale, an increase in accumulated other comprehensive income, which is included in shareholders’ equity, and a decrease in other assets related to the tax impact. A decrease in fair value is reflected in the balance sheet as a decrease in the fair value of investment securities available-for-sale, a decrease in accumulated other comprehensive income, which is included in shareholders’ equity, and an increase in other assets related to the tax impact. Old National’s pooled trust preferred securities with a fair value of $11.1 million were transferred out of Level 3 and into Level 2 in the nine months ended September 30, 2022 because of available observable market data for these investments.
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
Non-Recurring Basis
Assets measured at fair value at September 30, 2022 on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2022 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Loans:
Commercial loans	$29,500	$—	$—	$29,500
Commercial real estate loans	44,401	—	—	44,401
Foreclosed Assets:
Commercial	278	—	—	278
Commercial and commercial real estate loans that are deemed collateral dependent are valued using the discounted cash flows.  The liquidation amounts are based on the fair value of the underlying collateral using the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral.  These commercial and commercial real estate loans had a principal amount of $95.4 million, with a valuation allowance of $21.5 million at September 30, 2022.  Old National recorded provision expense associated with these loans totaling $7.3 million for the three months ended September 30, 2022 and $20.1 million for the nine months ended September 30, 2022.  Old National recorded provision expense associated with commercial and commercial real estate loans that were deemed collateral dependent totaling $0.1 million for the three and nine months ended September 30, 2021.
Other real estate owned and other repossessed property is measured at fair value less costs to sell on a non-recurring basis and had a net carrying amount of $0.3 million at September 30, 2022. There were $0.2 million write-downs of other real estate owned for the three months ended September 30, 2022 and $0.6 million for the nine months ended September 30, 2022. There were no writedowns of other real estate owned for the three months ended September 30, 2021 and $23 thousand for the nine months ended September 30, 2021.
Loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount.  If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value.  Fair value is determined at a tranche level, based on market prices for comparable mortgage servicing contracts when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model utilizes a discount rate, weighted average prepayment speed, and other economic factors that market participants would use in estimating future net servicing income and that can be validated against available market data (Level 2).  There was no valuation allowance for loan servicing rights with impairments at September 30, 2022 and no impairments or recoveries recorded during the three months ended September 30, 2022. Old National recorded recoveries associated with these loan servicing rights totaling $46 thousand for the nine months ended September 30, 2022. There were recoveries of $5 thousand for the three months ended September 30, 2021 and $1.3 million for the nine months ended September 30, 2021.

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
The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
September 30, 2022
Collateral Dependent Loans
Commercial loans	$29,500	Discounted	Discount for type of property,	4% - 32% (22%)
		cash flow	age of appraisal, and current status
Commercial real estate loans	44,401	Discounted	Discount for type of property,	1% - 28% (15%)
		cash flow	age of appraisal, and current status
Foreclosed Assets
Commercial real estate (1)	278	Fair value of	Discount for type of property,	46%
		collateral	age of appraisal, and current status
December 31, 2021
Collateral Dependent Loans
Commercial loans	$2,634	Discounted	Discount for type of property,	14% - 15% (14%)
		cash flow	age of appraisal, and current status
Commercial real estate loans	16,308	Discounted	Discount for type of property,	6% - 10% (8%)
		cash flow	age of appraisal, and current status
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
Residential Loans Held For Sale
Old National has elected the fair value option for residential loans held for sale.  For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status).  None of these loans are 90 days or more past due, nor are any on nonaccrual status.  Included in the income statement is interest income for loans held for sale totaling $0.4 million for the three months ended September 30, 2022 and $1.6 million for the nine months ended September 30, 2022, compared to $0.4 million for the three months ended September 30, 2021 and $1.1 million for the nine months ended September 30, 2021.
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
The difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was as follows:

(dollars in thousands)	Aggregate Fair Value	Difference	Contractual Principal
September 30, 2022
Residential loans held for sale	$19,748	$(426)	$20,174
December 31, 2021
Residential loans held for sale	$35,458	$1,342	$34,116
Accrued interest at period end is included in the fair value of the instruments.
The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value:

(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Three Months Ended September 30, 2022
Residential loans held for sale	$(710)	$1	$—	$(709)

Three Months Ended September 30, 2021
Residential loans held for sale	$(453)	$—	$(2)	$(455)

Nine Months Ended September 30, 2022
Residential loans held for sale	$(1,775)	$7	$—	$(1,768)

Nine Months Ended September 30, 2021
Residential loans held for sale	$(2,043)	$2	$(3)	$(2,044)

Financial Instruments Not Carried at Fair Value
The carrying amounts and estimated fair values of financial instruments not carried at fair value were as follows:

		Fair Value Measurements at September 30, 2022 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$801,611	$801,611	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	817,489	—	658,435	—
Mortgage-backed securities - Agency	1,124,714	—	1,001,146	—
State and political subdivisions	1,154,364	—	940,859	—
Loans, net:
Commercial	9,197,495	—	—	9,093,210
Commercial real estate	12,082,870	—	—	11,933,915
Residential real estate	6,246,050	—	—	5,689,328
Consumer credit	2,700,264	—	—	2,726,540
Accrued interest receivable	166,699	997	42,119	123,583

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$12,400,077	$12,400,077	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	21,182,255	21,182,255	—	—
Time deposits	2,471,331	—	2,426,080	—
Federal funds purchased and interbank borrowings	301,031	301,031	—	—
Securities sold under agreements to repurchase	438,053	438,053	—	—
FHLB advances	2,804,617	—	2,717,824	—
Other borrowings	721,049	—	587,370	—
Accrued interest payable	8,774	—	8,774	—
Standby letters of credit	904	—	—	904

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$3,708

		Fair Value Measurements at December 31, 2021 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$822,019	$822,019	$—	$—
Loans, net:
Commercial	3,363,175	—	—	3,335,009
Commercial real estate	6,315,574	—	—	6,211,854
Residential real estate	2,245,942	—	—	2,216,900
Consumer credit	1,569,814	—	—	1,582,600
Accrued interest receivable	84,109	688	35,790	47,631

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$6,303,106	$6,303,106	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	11,305,676	11,305,676	—	—
Time deposits	960,413	—	968,658	—
Federal funds purchased and interbank borrowings	276	276	—	—
Securities sold under agreements to repurchase	392,275	392,275	—	—
FHLB advances	1,886,019	—	1,935,140	—
Other borrowings	296,670	—	311,532	—
Accrued interest payable	5,496	—	5,496	—
Standby letters of credit	454	—	—	454

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$4,678
The methods utilized to measure the fair value of financial instruments at September 30, 2022 and December 31, 2021 represent an approximation of exit price, however, an actual exit price may differ.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is an analysis of our results of operations for the three and nine months ended September 30, 2022 and 2021, and financial condition as of September 30, 2022, compared to December 31, 2021.  This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes, as well as our 2021 Annual Report on Form 10-K.
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

FINANCIAL HIGHLIGHTS
The following table sets forth certain financial highlights of Old National:

	Three Months Ended			Nine Months Ended
(dollars and shares in thousands,	September 30,	June 30,	September 30,	September 30,
except per share data)	2022	2022	2021	2022	2021
Income Statement:
Net interest income	$376,589	$337,472	$151,572	$936,846	$449,619
Taxable equivalent adjustment (1)	4,950	4,314	3,501	13,036	10,471
Net interest income - tax equivalent basis	381,539	341,786	155,073	949,882	460,090
Provision for credit losses	11,287	9,245	(4,613)	118,101	(26,898)
Noninterest income	80,385	89,117	54,515	234,742	162,735
Noninterest expense	266,647	277,395	121,274	770,798	368,632
Net income available to common shareholders	136,119	110,952	71,746	217,468	221,350
Per Common Share Data:
Weighted average diluted common shares	292,483	291,881	165,939	271,123	165,862
Net income (diluted)	$0.47	$0.38	$0.43	$0.80	$1.33
Cash dividends	0.14	0.14	0.14	0.42	0.42
Common dividend payout ratio (2)	30%	37%	33%	53%	31%
Book value	$16.05	$16.51	$18.31	$16.05	$18.31
Stock price	16.47	14.79	16.95	16.47	16.95
Tangible common book value (3)	8.75	9.23	11.83	8.75	11.83
Performance Ratios:
Return on average assets	1.22%	1.01%	1.20%	0.72%	1.25%
Return on average common equity	11.13	9.08	9.48	6.26	9.85
Return on tangible common equity (3)	22.07	17.21	15.05	12.05	15.49
Return on average tangible common equity (3)	20.49	16.93	15.13	11.50	15.84
Net interest margin (3)	3.71	3.33	2.92	3.34	2.92
Efficiency ratio (3)	56.17	62.70	56.86	63.46	58.14
Net charge-offs (recoveries) to average loans	0.10	0.02	(0.09)	0.06	(0.03)
Allowance for credit losses to ending loans	0.99	0.97	0.79	0.99	0.79
Non-performing loans to ending loans	0.81	0.78	0.94	0.81	0.94
Balance Sheet:
Total loans	$30,528,933	$29,553,648	$13,584,828	$30,528,933	$13,584,828
Total assets	46,215,526	45,748,355	24,018,733	46,215,526	24,018,733
Total deposits	36,053,663	35,538,975	18,196,149	36,053,663	18,196,149
Total borrowed funds	4,264,750	4,384,411	2,536,303	4,264,750	2,536,303
Total shareholders' equity	4,943,383	5,078,783	3,035,892	4,943,383	3,035,892
Capital Ratios:
Risk-based capital ratios:
Tier 1 common equity	9.88%	9.90%	12.08%	9.88%	12.08%
Tier 1	10.58	10.63	12.08	10.58	12.08
Total	11.84	12.03	12.84	11.84	12.84
Leverage ratio (to average assets)	8.26	8.19	8.54	8.26	8.54
Total equity to assets (averages)	11.18	11.22	12.69	11.43	12.69
Tangible common equity to tangible assets (3)	5.82	6.20	8.55	5.82	8.55
Nonfinancial Data:
Full-time equivalent employees	4,008	4,196	2,410	4,008	2,410
Banking centers	263	266	162	263	162
(1)Calculated using the federal statutory tax rate in effect of 21% for all periods.
(2)Cash dividends per common share divided by net income per common share (basic).
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

The following table presents GAAP to non-GAAP reconciliations.

		Three Months Ended			Nine Months Ended
(dollars and shares in thousands, except per share data)		September 30, 2022	June 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Tangible common book value:
Shareholders' common equity		$4,699,664	$4,835,064	$3,035,892	$4,699,664	$3,035,892
Deduct: Goodwill and intangible assets		2,135,792	2,131,815	1,074,245	2,135,792	1,074,245
Tangible shareholders' common equity (1)		$2,563,872	$2,703,249	$1,961,647	$2,563,872	$1,961,647
Period end common shares		292,880	292,893	165,814	292,880	165,814
Tangible common book value (1)		8.75	9.23	11.83	8.75	11.83
Return on tangible common equity:
Net income applicable to common shares		$136,119	$110,952	$71,746	$217,468	$221,350
Add: Intangible amortization (net of tax) (2)		5,317	5,378	2,084	14,302	6,572
Tangible net income (1)		$141,436	$116,330	$73,830	$231,770	$227,922
Tangible shareholders' common equity (1) (see above)		$2,563,872	$2,703,249	$1,961,647	$2,563,872	$1,961,647
Return on tangible common equity (1)		22.07%	17.21%	15.05%	12.05%	15.49%
Return on average tangible common equity:
Tangible net income (1) (see above)		$141,436	$116,330	$73,830	$231,770	$227,922
Average shareholders' common equity		$4,890,434	$4,886,181	$3,027,935	$4,628,831	$2,997,081
Deduct: Average goodwill and intangible assets		2,129,858	2,136,964	1,075,579	1,941,270	1,078,441
Average tangible shareholders' common equity (1)		$2,760,576	$2,749,217	$1,952,356	$2,687,561	$1,918,640
Return on average tangible common equity (1)		20.49%	16.93%	15.13%	11.50%	15.84%
Net interest margin:
Net interest income		$376,589	$337,472	$151,572	$936,846	$449,619
Taxable equivalent adjustment		4,950	4,314	3,501	13,036	10,471
Net interest income - taxable equivalent basis (1)		$381,539	$341,786	$155,073	$949,882	$460,090
Average earning assets		$41,180,026	$41,003,338	$21,228,590	$37,924,490	$20,977,471
Net interest margin (1)		3.71%	3.33%	2.92%	3.34%	2.92%
Efficiency ratio:
Noninterest expense		$266,647	$277,395	$121,274	$770,798	$368,632
Deduct: Intangible amortization expense		7,089	7,170	2,779	19,070	8,763
Adjusted noninterest expense (1)		$259,558	$270,225	$118,495	$751,728	$359,869
Net interest income - taxable equivalent basis (1) (see above)		$381,539	$341,786	$155,073	$949,882	$460,090
Noninterest income		80,385	89,117	54,515	234,742	162,735
Deduct: Debt securities gains (losses), net		(172)	(85)	1,207	85	3,892
Adjusted total revenue (1)		$462,096	$430,988	$208,381	$1,184,539	$618,933
Efficiency ratio (1)		56.17%	62.70%	56.86%	63.46%	58.14%
Tangible common equity to tangible assets:
Tangible shareholders' common equity (1) (see above)		$2,563,872	$2,703,249	$1,961,647	$2,563,872	$1,961,647
Assets		$46,215,526	$45,748,355	$24,018,733	$46,215,526	$24,018,733
Add:	Trust overdrafts	—	—	116	—	116
Deduct:	Goodwill and intangible assets	2,135,792	2,131,815	1,074,245	2,135,792	1,074,245
Tangible assets (1)		$44,079,734	$43,616,540	$22,944,604	$44,079,734	$22,944,604
Tangible common equity to tangible assets (1)		5.82%	6.20%	8.55%	5.82%	8.55%
(1)Represents a non-GAAP financial measure.
(2)Calculated using management’s estimate of the annual fully taxable equivalent rates (federal and state).

EXECUTIVE SUMMARY
Old National is the sixth largest commercial bank headquartered in the Midwest by assets. With approximately $46 billion of assets and $27 billion of assets under management, Old National ranks among the top 35 banking companies based in the U.S. by assets and has been recognized as a World’s Most Ethical Company by the Ethisphere Institute for eleven consecutive years. Old National Bank has focused on community banking by building long-term, highly valued partnerships with clients and in the communities it serves. In addition to providing extensive services in retail and commercial banking, Old National offers comprehensive wealth management, investment, and capital market services.

On February 15, 2022, Old National completed its previously announced merger of equals transaction with First Midwest. At closing, Old National acquired $21.9 billion of assets, including $14.3 billion of loans, and assumed $17.2 billion of deposits. Old National completed branding and all systems conversions in the third quarter of 2022.

On June 27, 2022, Old National entered into a Custodial Transfer and Asset Purchase Agreement with UMB, pursuant to which UMB will acquire Old National’s business of acting as a qualified custodian for, and administering, health savings accounts. Old National serves as custodian for health savings accounts comprised of both investment accounts and deposit accounts. Upon completion of the sale, UMB will pay Old National a premium on deposit account balances transferred at closing, or a premium of approximately $95 million based on September 30, 2022 balances. Regulatory approval for the sale has been received. Subject to customary closing conditions, the parties anticipate completing the sale in mid-November of 2022.

Net income applicable to common shareholders for the third quarter of 2022 was $136.1 million, or $0.47 per diluted common share, compared to $111.0 million, or $0.38 per diluted common share, for the second quarter of 2022 and $71.7 million, or $0.43 per diluted common share, for the third quarter of 2021.

Results for the three and nine months ended September 30, 2022 were impacted by $22.7 million and $111.6 million, respectively, of merger-related expenses. The nine months ended September 30, 2022 merger-related expenses included $11.0 million in the first quarter of 2022 attributable to the provision for credit losses on unfunded loan commitments. In addition, the first quarter of 2022 provision expense included $96.3 million of provision for credit losses to establish an allowance for credit losses on non-PCD loans acquired in the First Midwest merger.

We achieved strong results during the third quarter of 2022, including robust loan growth and net interest margin expansion.
Loans:  Our loan balances, excluding loans held for sale, increased $1.0 billion, or 13% annualized, to $30.5 billion at September 30, 2022 compared to June 30, 2022.  This was primarily driven by strong commercial and consumer loan production.
Net Interest Income: Net interest income increased $39.1 million to $376.6 million compared to the second quarter of 2022 driven by higher interest rates, loan growth, and an additional day in the quarter, partially offset by lower accretion income on loans.
Noninterest Income:  Noninterest income decreased $8.7 million to $80.4 million compared to the second quarter of 2022. Wealth management fees decreased as a result of current market conditions and mortgage banking revenue continues to be impacted by the higher rate environment, as well as lower production and gain on sale margins. Other income for the second quarter of 2022 was elevated primarily due to equity investment returns and recoveries on previously charged-off acquired loans in addition to increased proceeds from company-owned life insurance.
Noninterest Expense:  Noninterest expense decreased $10.7 million compared to the second quarter of 2022 primarily due to lower merger-related expenses, partially offset by higher incentive accruals and marketing costs, as well as $4.2 million in provision for unfunded commitments due to loan growth. Noninterest expense included $22.7 million of merger-related expenses, compared to $36.6 million in the second quarter of 2022.
Pandemic Update
As previously disclosed, the COVID-19 pandemic has created economic and financial disruptions that continued to adversely affect our operations during the three and nine months ended September 30, 2022. Our historically careful underwriting practices, diverse and granular portfolios, and Midwest-based footprint have helped minimize the adverse impact to Old National. The pandemic has become less disruptive to the Company’s business, financial condition, results of operations, and its clients as of September 30, 2022 than in prior periods.
RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands, except per share data)	2022	2021	% Change	2022	2021	% Change
Income Statement Summary:
Net interest income	$376,589	$151,572	148.5%	$936,846	$449,619	108.4%
Provision for credit losses	11,287	(4,613)	(344.7)	118,101	(26,898)	(539.1)
Noninterest income	80,385	54,515	47.5	234,742	162,735	44.2
Noninterest expense	266,647	121,274	119.9	770,798	368,632	109.1
Net income applicable to common shareholders	136,119	71,746	89.7	217,468	221,350	(1.8)
Net income per common share - diluted	0.47	0.43	9.3	0.80	1.33	(39.8)
Other Data:
Return on average common equity	11.13%	9.48%		6.26%	9.85%
Return on tangible common equity (1)	22.07	15.05		12.05	15.49
Return on average tangible common equity (1)	20.49	15.13		11.50	15.84
Efficiency ratio (1)	56.17	56.86		63.46	58.14
Tier 1 leverage ratio	8.26	8.54		8.26	8.54
Net charge-offs (recoveries) to average loans	0.10	(0.09)		0.06	(0.03)
(1)Represents a non-GAAP financial measure.  Refer to “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.
Net Interest Income
Net interest income is the most significant component of our earnings, comprising 80% of revenues for the nine months ended September 30, 2022.  Net interest income and net interest margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations.  Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of interest-earning assets and interest-bearing liabilities.

Interest rates increased significantly during the third quarter of 2022 with the rate on the 2-Year U.S. Treasury increasing from 2.95% to 4.28%. The Federal Reserve’s Federal Funds Rate increased 150 basis points to a target range of 3.00% to 3.25%, with the Effective Federal Funds Rate at 3.08% at September 30, 2022. The Federal Reserve is expected to continue to increase the Federal Funds Rate throughout 2022 and into 2023. If interest rates increase, our interest rate spread may improve, which may result in an increase in our net interest income. If interest rates decline, our interest rate spread could decline, which may result in a decrease in our net interest income. However, management has taken balance sheet restructuring, derivative, and deposit pricing actions to help mitigate this risk.
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

(Tax equivalent basis, dollars in thousands)	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
Earning Assets	Average Balance	Income (1)/ Expense	Yield/ Rate	Average Balance	Income (1)/ Expense	Yield/ Rate
Money market and other interest-earning investments	$514,362	$935	0.72%	$467,572	$177	0.15%
Investment securities:
Treasury and government sponsored agencies	2,326,070	13,212	2.27%	1,730,553	6,968	1.61%
Mortgage-backed securities	5,891,283	36,157	2.45%	3,313,027	14,509	1.75%
States and political subdivisions	1,829,322	14,631	3.20%	1,586,743	12,609	3.18%
Other securities	718,735	6,781	3.77%	443,393	2,638	2.38%
Total investment securities	10,765,410	70,781	2.63%	7,073,716	36,724	2.08%
Loans: (2)
Commercial	9,045,009	113,491	5.02%	3,645,197	36,139	3.88%
Commercial real estate	11,929,892	136,780	4.59%	6,200,144	57,820	3.65%
Residential real estate loans	6,189,503	56,432	3.65%	2,274,347	20,529	3.61%
Consumer	2,735,850	33,049	4.79%	1,567,614	14,138	3.58%
Total loans	29,900,254	339,752	4.54%	13,687,302	128,626	3.70%
Total earning assets	41,180,026	$411,468	3.99%	21,228,590	$165,527	3.08%
Deduct: Allowance for credit losses	(290,215)			(111,216)
Non-Earning Assets
Cash and due from banks	503,841			272,855
Other assets	4,522,171			2,479,079
Total assets	$45,915,823			$23,869,308

Interest-Bearing Liabilities
Checking and NOW	$8,681,392	$5,751	0.26%	$4,873,914	$484	0.04%
Savings	6,733,465	547	0.03%	3,678,944	500	0.05%
Money market	5,344,567	2,072	0.15%	2,110,981	438	0.08%
Time deposits	2,508,152	2,450	0.39%	998,060	1,156	0.46%
Total interest-bearing deposits	23,267,576	10,820	0.18%	11,661,899	2,578	0.09%
Federal funds purchased and interbank borrowings	122,311	720	2.34%	689	—	—%
Securities sold under agreements to repurchase	436,225	106	0.10%	384,724	90	0.09%
FHLB advances	3,025,844	13,027	1.71%	1,890,916	5,326	1.12%
Other borrowings	676,874	5,256	3.08%	270,597	2,460	3.64%
Total borrowed funds	4,261,254	19,109	1.78%	2,546,926	7,876	1.23%
Total interest-bearing liabilities	$27,528,830	$29,929	0.43%	$14,208,825	$10,454	0.29%

Noninterest-Bearing Liabilities and Shareholders' Equity
Demand deposits	$12,575,011			$6,314,100
Other liabilities	677,829			318,448
Shareholders' equity	5,134,153			3,027,935
Total liabilities and shareholders' equity	$45,915,823			$23,869,308

Net interest income - taxable equivalent basis		$381,539	3.71%		$155,073	2.92%
Taxable equivalent adjustment		(4,950)			(3,501)
Net interest income (GAAP)		$376,589	3.66%		$151,572	2.86%
(1)Interest income is reflected on a fully taxable equivalent basis.
(2)Includes loans held for sale.

(Tax equivalent basis, dollars in thousands)	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
Earning Assets	Average Balance	Income (1)/ Expense	Yield/ Rate	Average Balance	Income (1)/ Expense	Yield/ Rate
Money market and other interest-earning investments	$976,579	$3,073	0.42%	$357,151	$313	0.12%
Investment securities:
Treasury and government sponsored agencies	2,336,897	33,249	1.90%	1,509,931	17,820	1.57%
Mortgage-backed securities	5,593,341	94,067	2.24%	3,304,200	45,408	1.83%
States and political subdivisions	1,801,053	42,839	3.17%	1,523,175	37,174	3.25%
Other securities	682,937	16,392	3.20%	445,298	8,071	2.42%
Total investment securities	10,414,228	186,547	2.39%	6,782,604	108,473	2.13%
Loans: (2)
Commercial	7,888,730	264,517	4.47%	3,878,630	106,421	3.62%
Commercial real estate	10,753,988	327,733	4.06%	6,109,795	171,221	3.70%
Residential real estate loans	5,369,844	142,105	3.53%	2,268,142	63,350	3.72%
Consumer	2,521,121	85,442	4.53%	1,581,149	42,414	3.59%
Total loans	26,533,683	819,797	4.12%	13,837,716	383,406	3.67%
Total earning assets	37,924,490	$1,009,417	3.55%	20,977,471	$492,192	3.11%
Deduct: Allowance for credit losses	(247,558)			(120,619)
Non-Earning Assets
Cash and due from banks	350,848			266,543
Other assets	4,249,986			2,495,512
Total assets	$42,277,766			$23,618,907

Interest-Bearing Liabilities
Checking and NOW	$7,977,524	$8,133	0.14%	$4,934,367	$1,622	0.04%
Savings	6,295,628	1,809	0.04%	3,608,078	1,479	0.05%
Money market	4,819,252	3,791	0.11%	2,076,808	1,300	0.08%
Time deposits	2,253,711	5,468	0.32%	1,034,390	4,068	0.53%
Total interest-bearing deposits	21,346,115	19,201	0.12%	11,653,643	8,469	0.10%
Federal funds purchased and interbank borrowings	41,993	722	2.30%	1,096	—	—%
Securities sold under agreements to repurchase	450,966	287	0.09%	396,495	305	0.10%
FHLB advances	2,891,347	25,915	1.20%	1,907,322	15,953	1.12%
Other borrowings	574,589	13,410	3.12%	267,650	7,375	3.67%
Total borrowed funds	3,958,895	40,334	1.36%	2,572,563	23,633	1.23%
Total interest-bearing liabilities	$25,305,010	$59,535	0.31%	$14,226,206	$32,102	0.30%

Noninterest-Bearing Liabilities and Shareholders' Equity
Demand deposits	$11,540,293			$6,072,310
Other liabilities	601,619			323,310
Shareholders' equity	4,830,844			2,997,081
Total liabilities and shareholders' equity	$42,277,766			$23,618,907

Net interest income - taxable equivalent basis		$949,882	3.34%		$460,090	2.92%
Taxable equivalent adjustment		(13,036)			(10,471)
Net interest income (GAAP)		$936,846	3.29%		$449,619	2.86%
(1)Interest income is reflected on a fully taxable equivalent basis.
(2)Includes loans held for sale.

The following table presents the dollar amount of changes in taxable equivalent net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid.

	From Three Months Ended September 30, 2021 to Three Months Ended September 30, 2022			From Nine Months Ended September 30, 2021 to Nine Months Ended September 30, 2022
	Total Change (1)	Attributed to		Total Change (1)	Attributed to
(dollars in thousands)		Volume	Rate		Volume	Rate
Interest Income
Money market and other interest-earning investments	$758	$54	$704	$2,760	$1,246	$1,514
Investment securities (2)	34,057	21,765	12,292	78,074	61,566	16,508
Loans (2)	211,126	166,150	44,976	436,391	369,536	66,855
Total interest income	245,941	187,969	57,972	517,225	432,348	84,877
Interest Expense
Checking and NOW	5,267	1,484	3,783	6,511	1,862	4,649
Savings	47	296	(249)	330	825	(495)
Money market	1,634	956	678	2,491	1,835	656
Time deposits	1,294	1,603	(309)	1,400	3,938	(2,538)
Federal funds purchased and interbank borrowings	720	358	362	722	352	370
Securities sold under agreements to repurchase	16	11	5	(18)	38	(56)
FHLB advances	7,701	4,050	3,651	9,962	8,554	1,408
Other borrowings	2,796	3,435	(639)	6,035	7,793	(1,758)
Total interest expense	19,475	12,193	7,282	27,433	25,197	2,236
Net interest income	$226,466	$175,776	$50,690	$489,792	$407,151	$82,641
(1)The variance not solely due to rate or volume is allocated equally between the rate and volume variances.
(2)Interest on investment securities and loans includes the effect of taxable equivalent adjustments of $2.9 million and $2.0 million, respectively, during the three months ended September 30, 2022; and $8.5 million and $4.5 million, respectively, during the nine months ended September 30, 2022 using the federal statutory rate in effect of 21%.
The increase in net interest income for the three and nine months ended September 30, 2022 when compared to the same periods in 2021 was primarily due to higher average earning assets as a result of the merger, loan growth, higher rates, and higher accretion income. Partially offsetting these increases were lower interest and fees related to PPP loans, higher average interest-bearing liabilities as a result of the merger, and higher costs of average interest-bearing liabilities. Accretion income associated with acquired loans and borrowings totaled $25.4 million and $76.2 million in the three and nine months ended September 30, 2022, respectively, compared to $3.0 million and $12.8 million in the three and nine months ended September 30, 2021, respectively. Net interest income included interest and net fees on PPP loans totaling $1.5 million and $6.9 million in the three and nine months ended September 30, 2022, respectively, compared to $12.2 million and $36.7 million in the three and nine months ended September 30, 2021, respectively. There were no unamortized fees on remaining PPP loans at September 30, 2022.
The increase in the net interest margin on a fully taxable equivalent basis for the three and nine months ended September 30, 2022 when compared to the same periods in 2021 was primarily due to higher yields on interest earning assets, partially offset by higher costs of interest-bearing liabilities. The yield on interest earning assets increased 91 basis points and the cost of interest-bearing liabilities increased 14 basis points in the quarterly year-over-year comparison.  The yield on interest earning assets increased 44 basis points and the cost of interest-bearing liabilities increased 1 basis point in the nine months ended September 30, 2022 when compared to the nine months ended September 30, 2021. Accretion income represented 25 basis points and 27 basis points of the net interest margin in the three and nine months ended September 30, 2022, respectively, compared to 6 basis points and 8 basis points in the three and nine months ended September 30, 2021, respectively.
Average earning assets were $41.2 billion and $21.2 billion for the three months ended September 30, 2022 and 2021, respectively, an increase of $20.0 billion, or 94%. Average earning assets were $37.9 billion and $21.0 billion for the nine months ended September 30, 2022 and 2021, respectively, an increase of $16.9 billion, or 81%. The increases in average earning assets were primarily due to the merger with First Midwest and strong loan growth.

Average loans including loans held for sale increased $16.2 billion and $12.7 billion for the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021 primarily due to the First Midwest merger and strong loan growth.
Average investments increased $3.7 billion and $3.6 billion for the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021 reflecting the First Midwest merger.
Average noninterest-bearing and interest-bearing deposits increased $6.3 billion and $11.6 billion, respectively, for the three months ended September 30, 2022 when compared to the same period in 2021. Average noninterest-bearing and interest-bearing deposits increased $5.5 billion and $9.7 billion, respectively, for the nine months ended September 30, 2022 when compared to the same period in 2021. This growth was primarily driven by the First Midwest merger.
Average borrowed funds increased $1.7 billion and $1.4 billion, respectively, for the three and nine months ended September 30, 2022 when compared to the same periods in 2021, driven by the First Midwest merger.
Provision for Credit Losses
Old National recorded provision for credit losses of $11.3 million for the three months ended September 30, 2022, compared to $4.6 million provision for credit losses recapture for the three months ended September 30, 2021. Net charge-offs on loans totaled $7.6 million during the three months ended September 30, 2022, which included $5.9 million of net charge-offs on PCD loans, compared to net recoveries of $3.0 million for the three months ended September 30, 2021.  The provision for credit losses totaled $118.1 million for the nine months ended September 30, 2022, compared to $26.9 million provision for credit losses recapture for the nine months ended September 30, 2021. Net charge-offs on loans totaled $12.1 million during the nine months ended September 30, 2022, which included $10.5 million of net charge-offs on PCD loans, compared to net recoveries of $3.4 million during the nine months ended September 30, 2021. The provision for credit losses expense in the nine months ended September 30, 2022 included $96.3 million of provision for credit losses to establish an allowance for credit losses on non-PCD loans acquired in the First Midwest merger. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, provision expense may be volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.
Noninterest Income
We generate revenues in the form of noninterest income through client fees, sales commissions, and gains and losses from our core banking franchise and other related businesses, such as wealth management, investment consulting, and investment products.  The following table details the components in noninterest income:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(dollars in thousands)	2022	2021	Change	2022	2021	Change
Wealth management fees	$17,317	$10,134	70.9%	$51,251	$30,576	67.6%
Service charges on deposit accounts	20,042	8,123	146.7	54,392	23,270	133.7
Debit card and ATM fees	10,608	5,745	84.6	29,429	17,962	63.8
Mortgage banking revenue	5,360	10,870	(50.7)	19,127	35,222	(45.7)
Investment product fees	8,042	6,475	24.2	23,932	18,381	30.2
Capital markets income	8,906	6,017	48.0	20,609	15,603	32.1
Company-owned life insurance	3,361	2,355	42.7	11,456	7,852	45.9
Debt securities gains (losses), net	(172)	1,207	(114.3)	85	3,892	(97.8)
Other income	6,921	3,589	92.8	24,461	9,977	145.2
Total noninterest income	$80,385	$54,515	47.5%	$234,742	$162,735	44.2%
Noninterest income increased $25.9 million and $72.0 million, respectively, for the three and nine months ended September 30, 2022 when compared to the same periods in 2021 primarily due to the First Midwest merger in February of 2022. The increases in noninterest income were partially offset by lower mortgage banking revenue, which was impacted by the higher rate environment, as well as lower production and gain on sale margins. In addition, wealth management fees were negatively impacted by current market conditions.

Noninterest Expense
The following table details the components in noninterest expense:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(dollars in thousands)	2022	2021	Change	2022	2021	Change
Salaries and employee benefits	$147,203	$71,005	107.3%	$433,167	$211,762	104.6%
Occupancy	26,418	12,757	107.1	73,933	41,683	77.4
Equipment	7,328	3,756	95.1	20,046	12,231	63.9
Marketing	10,361	3,267	217.1	23,756	7,961	198.4
Data processing	20,269	11,508	76.1	64,914	35,558	82.6
Communication	5,392	2,372	127.3	14,687	7,661	91.7
Professional fees	6,559	3,416	92.0	32,686	14,668	122.8
FDIC assessment	6,249	1,628	283.8	13,523	4,461	203.1
Amortization of intangibles	7,089	2,779	155.1	19,070	8,763	117.6
Amortization of tax credit investments	2,662	1,736	53.3	5,703	4,751	20.0
Other expense	27,117	7,050	284.6	69,313	19,133	262.3
Total noninterest expense	$266,647	$121,274	119.9%	$770,798	$368,632	109.1%
Noninterest expense increased $145.4 million for the three months ended September 30, 2022 when compared to the same period in 2021 reflective of the additional operating costs associated with the First Midwest merger, as well as $22.7 million of merger-related expenses. In addition, higher incentive accruals resulting from strong performance contributed to the increase. Noninterest expense for the three months ended September 30, 2021 included $1.4 million of merger-related expenses.
Noninterest expense increased $402.2 million for the nine months ended September 30, 2022 when compared to the same period in 2021 reflective of the additional operating costs associated with the First Midwest merger, as well as $111.6 million of merger-related expenses, including $11.0 million of other expenses attributable to the provision for credit losses on unfunded loan commitments. In addition, higher incentive accruals resulting from strong performance contributed to the increase. Noninterest expense for the nine months ended September 30, 2021 included $7.9 million of merger-related expenses.
Amortization of tax credit investments increased $0.9 million and $1.0 million, respectively, for the three and nine months ended September 30, 2022 when compared to the same periods in 2021. The recognition of tax credit amortization expense is contingent upon the successful completion of the rehabilitation of a historic building or completion of a solar project within the reporting period. Many factors including weather, labor availability, building regulations, inspections, and other unexpected construction delays related to a rehabilitation project can cause a project to exceed its estimated completion date.  See Note 11 to the consolidated financial statements for additional information on our tax credit investments.
Provision for Income Taxes
We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to temporary differences in the recognition of certain items for financial statement and income tax purposes.  The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by a tax benefit from our tax credit investments and interest on tax-exempt securities and loans.  The provision for income taxes as a percentage of pre-tax income was 21.7% for the three months ended September 30, 2022, compared to 19.8% for the same period in 2021.  The provision for income taxes as a percentage of pre-tax income was 19.5% for the nine months ended September 30, 2022, compared to 18.2% for the same period in 2021. In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at September 30, 2022 based on the current estimate of the effective annual rate.  The higher effective tax rate during the three and nine months ended September 30, 2022 compared to the same periods in 2021 reflected the increase in pre-tax book income and higher post-merger estimated state effective tax rates.  See Note 17 to the consolidated financial statements for additional information.

FINANCIAL CONDITION
Overview
At September 30, 2022, our assets were $46.2 billion, a $21.8 billion increase compared to assets of $24.5 billion at December 31, 2021.  The increase was driven primarily by the merger with First Midwest in February of 2022, as well as loan growth.
Earning Assets
Our earning assets are comprised of investment securities, portfolio loans, loans held for sale, money market investments, interest earning accounts with the Federal Reserve, and equity securities.  Earning assets were $41.2 billion at September 30, 2022, a $19.3 billion increase compared to earning assets of $21.9 billion at December 31, 2021 driven primarily by the merger with First Midwest, as well as loan growth.
Investment Securities
We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements. During the nine months ended September 30, 2022, we transferred $3.0 billion of securities available-for-sale to held-to-maturity in light of the rate environment.
Equity securities are recorded at fair value and totaled $51.8 million at September 30, 2022 compared to $13.2 million at December 31, 2021. The increase in equity securities was driven by the merger with First Midwest.
At September 30, 2022, the investment securities portfolio, including equity securities, was $10.3 billion compared to $7.6 billion at December 31, 2021, an increase of $2.7 billion driven primarily by the merger with First Midwest.  Investment securities represented 25% of earning assets at September 30, 2022, compared to 35% at December 31, 2021.  Stronger loan demand in the future could result in management’s decision to reduce the securities portfolio.  At September 30, 2022, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.
The investment securities available-for-sale portfolio had net unrealized losses of $860.3 million at September 30, 2022, compared to net unrealized losses of $6.0 million at December 31, 2021.  Net unrealized losses increased from December 31, 2021 to September 30, 2022 primarily due to an increase in rates impacting market values for mortgage-backed, U.S. government-sponsored entities and agencies, and tax exempt municipal securities.
The investment securities available-for-sale portfolio including securities hedges had an effective duration of 4.64 at September 30, 2022, compared to 4.26 at December 31, 2021.  Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates.  Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage.  The annualized average yields on investment securities, on a taxable equivalent basis, were 2.63% and 2.39% for the three and nine months ended September 30, 2022, respectively, compared to 2.08% and 2.13% for the three and nine months ended September 30, 2021, respectively.
Commercial and Commercial Real Estate Loans
Commercial and commercial real estate loans are the largest classifications within earning assets, representing 52% of earning assets at September 30, 2022, compared to 45% at December 31, 2021.  At September 30, 2022, commercial and commercial real estate loans were $21.5 billion, an increase of $11.8 billion compared to December 31, 2021 driven by the merger with First Midwest and strong loan production in the nine months ended September 30, 2022.

The following table provides detail on commercial loans by industry classification (as defined by the North American Industry Classification System) and by loan size.

	September 30, 2022			December 31, 2021
(dollars in thousands)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By Industry:
Manufacturing	$1,763,364	$2,711,356	$2,788	$612,873	$1,152,774	$6,689
Construction	593,184	1,321,767	1,739	310,649	744,610	1,429
Health care and social assistance	1,511,547	1,889,178	11,773	376,664	550,400	444
Public administration	226,873	381,541	874	247,770	357,310	—
Wholesale trade	849,340	1,413,972	2,465	240,618	438,357	1,598
Educational services	221,992	386,266	3,953	216,384	295,065	—
Other services	193,737	344,741	2,084	121,577	260,413	2,542
Professional, scientific, and technical services	529,493	808,457	3,761	141,364	279,185	937
Finance and insurance	422,961	763,438	22	162,920	232,847	44
Retail trade	308,901	524,397	6,187	131,303	289,478	945
Real estate rental and leasing	612,723	897,883	1,142	204,612	347,991	504
Transportation and warehousing	318,577	485,990	2,035	134,072	243,086	1,594
Administrative and support and waste management and remediation services	316,467	456,132	15,233	86,307	149,417	—
Agriculture, forestry, fishing, and hunting	230,039	365,527	999	114,699	164,364	1,521
Accommodation and food services	434,010	561,774	842	78,689	108,724	2,399
Other	777,940	1,069,952	937	211,268	388,110	4,003
Total	$9,311,148	$14,382,371	$56,834	$3,391,769	$6,002,131	$24,649

By Loan Size:
Less than $200,000	3%	3%	3%	8%	6%	7%
$200,000 to $1,000,000	12	12	21	18	16	42
$1,000,000 to $5,000,000	25	27	30	31	29	51
$5,000,000 to $10,000,000	16	16	27	15	16	—
$10,000,000 to $25,000,000	31	27	19	18	18	—
Greater than $25,000,000	13	15	—	10	15	—
Total	100%	100%	100%	100%	100%	100%
The following table provides detail on commercial real estate loans classified by property type.

	September 30, 2022		December 31, 2021
(dollars in thousands)	Outstanding	%	Outstanding	%
By Property Type:
Multifamily	$3,972,918	32%	$1,995,803	31%
Retail	1,850,030	15	1,037,034	16
Office	1,794,623	15	1,018,973	16
Warehouse / Industrial	1,914,365	16	851,956	14
Single family	504,143	4	333,221	5
Other (1)	2,191,809	18	1,143,687	18
Total	$12,227,888	100%	$6,380,674	100%
(1)    Other includes commercial development, agriculture real estate, senior housing, hotels, self storage, land development, religion, and mixed-use properties.

Residential Real Estate Loans
At September 30, 2022, residential real estate loans held in our loan portfolio were $6.3 billion, an increase of $4.0 billion compared to December 31, 2021 driven by the merger with First Midwest and loan growth.  Future increases in interest rates could result in a decline in the level of refinancings and new originations of residential real estate loans.
Consumer Loans
Consumer loans, including automobile loans and personal and home equity loans and lines of credit, increased $1.1 billion to $2.7 billion at September 30, 2022 compared to December 31, 2021 driven by the merger with First Midwest and loan growth.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets at September 30, 2022 totaled $2.1 billion, an increase of $1.1 billion from December 31, 2021 as a result of goodwill and other intangible assets recorded with the First Midwest merger.
Other Assets
Other assets at September 30, 2022 increased $656.5 million from December 31, 2021 primarily due to higher net deferred tax assets related to the market value adjustments of certain investment securities and $130.3 million of deferred tax assets related to the First Midwest merger.
Funding
The following table summarizes Old National’s total funding, comprised of deposits and wholesale borrowings:

(dollars in thousands)	September 30, 2022	December 31, 2021	$ Change	% Change
Deposits:
Noninterest-bearing demand	$12,400,077	$6,303,106	$6,096,971	97%
Interest-bearing:
Checking and NOW	8,963,014	5,338,022	3,624,992	68%
Savings	6,616,512	3,798,494	2,818,018	74%
Money market	5,602,729	2,169,160	3,433,569	158%
Time deposits	2,471,331	960,413	1,510,918	157%
Total deposits	36,053,663	18,569,195	17,484,468	94%
Wholesale borrowings:
Federal funds purchased and interbank borrowings	301,031	276	300,755	N/M
Securities sold under agreements to repurchase	438,053	392,275	45,778	12%
Federal Home Loan Bank advances	2,804,617	1,886,019	918,598	49%
Other borrowings	721,049	296,670	424,379	143%
Total wholesale borrowings	4,264,750	2,575,240	1,689,510	66%
Total funding	$40,318,413	$21,144,435	$19,173,978	91%
The increase in total funding was driven by the merger with First Midwest.  We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position.  Wholesale funding as a percentage of total funding was 11% at September 30, 2022 and 12% at December 31, 2021.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at September 30, 2022 increased $525.1 million from December 31, 2021 primarily due to higher derivative liabilities and accrued expenses and other liabilities associated with the First Midwest merger.
Capital
Shareholders’ equity totaled $4.9 billion at September 30, 2022, compared to $3.0 billion at December 31, 2021.  In relation to the merger of equals transaction, Old National issued 108,000 shares of Old National Series A Preferred Stock and 122,500 shares of Old National Series C Preferred Stock. Old National entered into two deposit agreements, each dated as of February 15, 2022, by and among Old National, Continental Stock Transfer & Trust Company, as depository, and the holders from time to time of the depositary receipts in connection with the issuance of the Old National Preferred Stock. Pursuant to the deposit agreements, Old National issued 4,320,000 depositary shares, each representing a 1/40th interest in a share of Old National Series A Preferred Stock, and 4,900,000 depositary shares, each representing a 1/40th interest in a share of Old National Series C Preferred Stock.
Shareholders’ equity at September 30, 2022 included $2.4 billion from the 129.4 million shares of Common Stock that were issued in conjunction with the merger with First Midwest. The change in unrealized gains (losses) on available-for-sale investment securities decreased equity by $651.4 million during the nine months ended September 30, 2022. In addition, available-for-sale investment securities with a fair value of $3.0 billion were transferred from the available-for-sale portfolio to the held-to-maturity portfolio during the nine months ended September 30, 2022. The resulting unrealized holding loss, net of tax, is included in shareholders’ equity and totaled $117.1 million at September 30, 2022. Old National repurchased 3.5 million shares of Common Stock in the nine months ended September 30, 2022 under a stock repurchase plan that was approved by the Company’s Board of Directors, which reduced equity by $63.8 million. Old National also paid cash dividends of $0.42 per common share in the nine months ended September 30, 2022, which reduced equity by $122.6 million.
Capital Adequacy
Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At September 30, 2022, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of “well-capitalized” based on the most recent regulatory definition.
Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

	Regulatory Guidelines Minimum	September 30,		December 31,
		2022	2021	2021
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	8.26%	8.54%	8.59%
Common equity Tier 1 capital to risk-adjusted total assets	7.00	9.88	12.08	12.04
Tier 1 capital to risk-adjusted total assets	8.50	10.58	12.08	12.04
Total capital to risk-adjusted total assets	10.50	11.84	12.84	12.77
Shareholders' equity to assets	N/A	10.70	12.64	12.32
Old National Bank, Old National’s bank subsidiary, maintained a strong capital position as evidenced by the following comparisons of key industry ratios.

	Regulatory Guidelines Minimum	Prompt Corrective Action "Well Capitalized" Guidelines	September 30,		December 31,
			2022	2021	2021
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	5.00%	8.09%	8.80%	8.81%
Common equity Tier 1 capital to risk-adjusted total assets	7.00	6.50	10.38	12.34	12.34
Tier 1 capital to risk-adjusted total assets	8.50	8.00	10.38	12.34	12.34
Total capital to risk-adjusted total assets	10.50	10.00	10.99	12.84	12.82
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
RISK MANAGEMENT
Overview
Old National has adopted a Risk Appetite Statement to enable our Board of Directors, Executive Leadership Team, and Senior Management to better assess, understand, monitor, and mitigate the risks of Old National.  The Risk Appetite Statement addresses the following major risks:  strategic, market, liquidity, credit, operational, talent management, compliance and regulatory, legal, and reputational.  Our Chief Risk Officer reports directly to our Chief Executive Officer, is independent of all other management, and provides quarterly reports to the Board’s Enterprise Risk Committee.  The following discussion addresses certain of these major risks including credit, market, liquidity, operational, compliance and regulatory, and legal. Discussion of strategic, talent management, and reputational risks is provided in the section entitled “Risk Factors” in the Company’s 2021 Annual Report on Form 10-K.
Credit Risk
Credit risk represents the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms.  Our primary credit risks result from our investment and lending activities.
Investment Activities
We carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral.  At September 30, 2022, we had pooled trust preferred securities with a fair value of $11.3 million, or less than 1% of the available-for-sale securities portfolio.  These securities remained classified as available-for-sale and the unrealized loss on our pooled trust preferred securities was $2.5 million at September 30, 2022. The fair value of these securities is expected to improve as we get closer to maturity but may be adversely impacted by credit deterioration.
All of our mortgage-backed securities are backed by U.S. government-sponsored or federal agencies.  Municipal bonds, corporate bonds, and other debt securities are evaluated by reviewing the creditworthiness of the issuer and general market conditions.  See Note 5 to the consolidated financial statements for additional details about our investment security portfolio.
Counterparty Exposure
Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation.  We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry.  Old National manages exposure to counterparty risk in connection with its derivatives transactions by generally engaging in transactions with counterparties having ratings of at least “A” by Standard & Poor’s Rating Service or “A2” by Moody’s Investors Service.  Total credit exposure is monitored by counterparty and managed within limits that management believes to be prudent. Old National’s net counterparty exposure was an asset of $1.1 billion at September 30, 2022.

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
We lend to commercial and commercial real estate clients in many diverse industries including, among others, manufacturing, agribusiness, transportation, mining, wholesaling, and retailing.  Old National manages concentrations of credit exposure by industry, product, geography, client relationship, and loan size.  At September 30, 2022, our average commercial loan size was approximately $550,000 and our average commercial real estate loan size was approximately $1,200,000. In addition, while loans to lessors of residential and non-residential real estate exceed 10% of total loans, no individual sub-segment category within those broader categories reaches the 10% threshold.  At September 30, 2022, we had minimal exposure to foreign borrowers and no sovereign debt.  Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Wisconsin, and Missouri.
On February 15, 2022, Old National closed on its merger with First Midwest. As of the closing date of the transaction, First Midwest loans totaled $14.3 billion. Old National reviewed the acquired loans and determined that as of September 30, 2022, $285.0 million met the definition of criticized and $442.7 million were considered classified (of which $157.8 million are reported with nonaccrual loans). These loans are included in our summary of under-performing, criticized, and classified assets table below.
The following table presents a summary of under-performing, criticized, and classified assets:

	September 30,		December 31,
(dollars in thousands)	2022	2021	2021
Total nonaccrual loans	$233,659	$111,586	$106,691
TDRs still accruing	13,674	16,420	18,378
Total past due loans (90 days or more and still accruing)	767	113	7
Foreclosed assets	11,967	1,943	2,030
Total under-performing assets	$260,067	$130,062	$127,106
Classified loans (includes nonaccrual, TDRs still accruing, past due 90 days, and other problem loans)	$711,150	$275,891	$269,270
Other classified assets (1)	24,773	4,300	4,338
Criticized loans	549,994	240,215	235,910
Total criticized and classified assets	$1,285,917	$520,406	$509,518
Asset Quality Ratios:
Nonaccrual loans/total loans (2)	0.77%	0.82%	0.78%
Non-performing loans/total loans (2) (3)	0.81	0.94	0.92
Under-performing assets/total loans and other real estate owned	0.85	0.96	0.93
Under-performing assets/total assets	0.56	0.54	0.52
Allowance/under-performing assets	116.22	82.94	84.45
Allowance/nonaccrual loans	129.36	96.67	100.61
(1)Includes investment securities that fell below investment grade rating.
(2)Loans exclude loans held for sale.
(3)Non-performing loans include nonaccrual loans and TDRs still accruing.
Under-performing assets increased to $260.1 million at September 30, 2022, compared to $130.1 million at September 30, 2021 and $127.1 million at December 31, 2021 due to the First Midwest merger.  Under-performing assets as a percentage of total loans and other real estate owned at September 30, 2022 were 0.85%, an 11 basis point decrease from 0.96% at September 30, 2021 and an 8 basis point decrease from 0.93% at December 31, 2021.
Nonaccrual loans increased from December 31, 2021 to September 30, 2022 primarily due to nonaccrual loans related to the First Midwest merger totaling $157.8 million. As a percentage of nonaccrual loans, the allowance was 129.36% at September 30, 2022, compared to 96.67% at September 30, 2021 and 100.61% at December 31, 2021.
Total criticized and classified assets were $1.3 billion at September 30, 2022, an increase of $765.5 million and $776.4 million from September 30, 2021 and December 31, 2021, respectively. Criticized and classified assets related to the First Midwest merger totaled $727.7 million at September 30, 2022. Other classified assets include investment securities that fell below investment grade rating totaling $24.8 million at September 30, 2022, compared to $4.3 million at September 30, 2021 and $4.3 million at December 31, 2021.
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
At September 30, 2022, TDRs totaled $37.4 million, $23.8 million of which were included within nonaccrual loans. At December 31, 2021, TDRs totaled $30.0 million, $11.7 million of which were included within nonaccrual loans.
Old National has established specific allowances for credit losses for clients whose loan terms have been modified as TDRs totaling $5.2 million at September 30, 2022 and $0.7 million of December 31, 2021.  At September 30, 2022, Old National had committed to lend an additional $3.0 million to clients with outstanding loans that were classified as TDRs. At December 31, 2021, Old National had not committed to lend any additional funds to clients with outstanding loans that were classified as TDRs.
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
Allowance for Credit Losses on Loans and Unfunded Commitments
Net charge-offs on loans totaled $7.6 million during the three months ended September 30, 2022, which included $5.9 million of net charge-offs on PCD loans, compared to net recoveries of $3.0 million for the same period in 2021. Annualized, net charge-offs (recoveries) to average loans were 0.10% for the three months ended September 30, 2022, compared to (0.09)% for the same period in 2021. Net charge-offs on loans totaled $12.1 million during the nine months ended September 30, 2022, which included $10.5 million of net charge-offs on PCD loans, compared to net recoveries of $3.4 million during the same period in 2021. Annualized, net charge-offs (recoveries) to average loans were 0.06% for the nine months ended September 30, 2022, compared to (0.03)% for the same period in 2021. Management will continue its efforts to reduce the level of non-performing loans and may consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for credit losses on loans.
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

The allowance for credit losses for loans was $302.3 million at September 30, 2022, compared to $107.3 million at December 31, 2021. The increase reflects $89.1 million of allowance for credit losses on acquired PCD loans established through acquisition accounting adjustments on or after the First Midwest merger date. In addition, the provision for credit losses expense in the nine months ended September 30, 2022 included $96.3 million of provision for credit losses to establish an allowance for credit losses on non-PCD loans acquired in the First Midwest merger. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, provision expense may be volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.
We maintain an allowance for credit losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a drawdown on the commitment.  The allowance for credit losses on unfunded loan commitments is classified as a liability account on the balance sheet within accrued expenses and other liabilities, while the corresponding provision for these credit losses is recorded as a component of other expense. The allowance for credit losses on unfunded loan commitments totaled $26.2 million at September 30, 2022, compared to $10.9 million at December 31, 2021. The increase in the allowance for credit losses on unfunded loan commitments was driven by the merger with First Midwest as well as organic loan growth.
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

The following table illustrates our projected net interest income sensitivity over a two-year cumulative horizon based on the asset/liability model at September 30, 2022 and 2021:

	Immediate Rate Decrease		Immediate Rate Increase
(dollars in thousands)	-50 Basis Points	Base	+100 Basis Points	+200 Basis Points	+300 Basis Points
September 30, 2022
Projected interest income:
Money market, other interest earning investments, and investment securities	$660,169	$680,882	$721,850	$762,793	$803,703
Loans	2,715,952	2,885,275	3,225,849	3,560,475	3,894,295
Total interest income	3,376,121	3,566,157	3,947,699	4,323,268	4,697,998
Projected interest expense:
Deposits	106,667	166,603	372,461	578,311	784,154
Borrowings	263,032	286,909	337,834	388,779	439,751
Total interest expense	369,699	453,512	710,295	967,090	1,223,905
Net interest income	$3,006,422	$3,112,645	$3,237,404	$3,356,178	$3,474,093
Change from base	$(106,223)		$124,759	$243,533	$361,448
% change from base	(3.41)%		4.01%	7.82%	11.61%

September 30, 2021
Projected interest income:
Money market, other interest earning investments, and investment securities	$272,337	$290,049	$326,179	$357,884	$387,685
Loans	845,675	875,583	1,015,477	1,157,274	1,296,748
Total interest income	1,118,012	1,165,632	1,341,656	1,515,158	1,684,433
Projected interest expense:
Deposits	14,597	23,943	104,651	185,529	266,403
Borrowings	63,711	71,372	103,309	137,039	174,510
Total interest expense	78,308	95,315	207,960	322,568	440,913
Net interest income	$1,039,704	$1,070,317	$1,133,696	$1,192,590	$1,243,520
Change from base	$(30,613)		$63,379	$122,273	$173,203
% change from base	(2.86)%		5.92%	11.42%	16.18%
Our projected net interest income increased year over year due to the First Midwest merger, loan growth, and rising interest rates.
A key element in the measurement and modeling of interest rate risk is the re-pricing assumptions of our transaction deposit accounts, which have no contractual maturity dates. Because the models are driven by expected behavior in various interest rate scenarios and many factors besides market interest rates affect our net interest income, we recognize that model outputs are not guarantees of actual results. For this reason, we model many different combinations of interest rates and balance sheet assumptions to understand our overall sensitivity to market interest rate changes, including shocks, ramps, yield curve flattening, yield curve steepening, as well as forecasts of likely interest rate scenarios tested. At September 30, 2022, our projected net interest income sensitivity based on the asset/liability models we utilize was within the limits of our interest rate risk policy for the scenarios tested.
We use cash flow and fair value hedges, primarily interest rate swaps, collars, and floors, to mitigate interest rate risk. Derivatives designated as hedging instruments were in a net liability position with a fair value loss of $48.7 million at September 30, 2022, compared to a net asset position with a fair value gain of $1.3 million at December 31, 2021.  See Note 18 to the consolidated financial statements for further discussion of derivative financial instruments.

Liquidity Risk
Liquidity risk arises from the possibility that we may not be able to satisfy current or future financial commitments or may become unduly reliant on alternative funding sources.  We establish liquidity risk guidelines that we review with the Enterprise Risk Committee of our Board of Directors and monitor through our Balance Sheet Management Committee.  The objective of liquidity management is to ensure we have the ability to fund balance sheet growth and meet deposit and debt obligations in a timely and cost-effective manner.  Management monitors liquidity through a regular review of asset and liability maturities, funding sources, and loan and deposit forecasts.  We maintain strategic and contingency liquidity plans to ensure sufficient available funding to satisfy requirements for balance sheet growth, properly manage capital markets’ funding sources and to address unexpected liquidity requirements. On June 5, 2020, we filed an automatic shelf registration statement with the SEC that permits us to issue an unspecified amount of debt or equity securities.
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
A maturity schedule for Old National Bank’s time deposits is shown in the following table at September 30, 2022.

(dollars in thousands)
Maturity Bucket	Amount	Rate
2022	$796,910	0.34%
2023	1,203,358	0.67
2024	241,239	0.90
2025	114,953	0.82
2026	68,339	0.49
2027 and beyond	46,532	0.56
Total	$2,471,331	0.58%
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
Moody’s Investors Service concluded a rating review of Old National Bank on February 16, 2022.
The credit ratings of Old National and Old National Bank at September 30, 2022 are shown in the following table.

Moody's Investors Service
	Long-term	Short-term
Old National	A3	N/A
Old National Bank	Aa3	P-1

Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well.  At September 30, 2022, Old National and its subsidiaries had the following availability of liquid funds and borrowings:

(dollars in thousands)	Parent Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$322,234	$479,377
Unencumbered government-issued debt securities	—	1,758,051
Unencumbered investment grade municipal securities	—	770,020
Unencumbered corporate securities	—	305,084
Availability of borrowings:
Amount available from Federal Reserve discount window*	—	555,290
Amount available from Federal Home Loan Bank*	—	1,255,645
Total available funds	$322,234	$5,123,467
* Based on collateral pledged
Old National Bancorp has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows, and funds used for acquisitions.  Old National Bancorp can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit, and through the issuance of debt securities.  Additionally, Old National Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt and equity markets.  At September 30, 2022, Old National Bancorp’s other borrowings outstanding were $486.0 million. Management believes the Company has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval.  Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years.  Prior regulatory approval to pay dividends was not required in 2021 and is not currently required.
Operational Risk
Operational risk is the risk that inadequate information systems, operational issues, breaches in internal controls, information security breaches, fraud, or unforeseen catastrophes will result in unexpected losses and other adverse impacts to Old National, such as reputational harm.  We maintain frameworks, programs, and internal controls to prevent or minimize financial loss from failure of systems, people, or processes.  This includes specific programs and frameworks intended to prevent or limit the effects of cybersecurity risk including, but not limited to, cyber-attacks or other information security breaches that might allow unauthorized transactions or unauthorized access to client, team member, or company sensitive information.  Metrics and measurements are used by our management team in the management of day-to-day operations to ensure effective client service, minimization of service disruptions, and oversight of cybersecurity risk.  We continually monitor and internally report on weaknesses in the internal control environment, third party risks, privacy and data governance, cyber-attacks, information security or data breaches; damage to physical assets; employee and workplace safety; execution, delivery, and process management; external and internal fraud; and model risk management.
Compliance and Regulatory Risk
Compliance and regulatory risk is the risk that the Company violated or was not in compliance with applicable laws, regulations or practices, industry standards, or ethical standards. Compliance with applicable regulatory requirements, internal policies and procedures, and ethical standards is not only the right thing to do, but it is embedded within our culture and mission to assist our clients in achieving financial success. Adherence to this belief is the responsibility of every employee, every day, in everything we do. It is Old National’s policy to comply with the letter and intent of all applicable regulatory requirements. Management, the first line of defense, is responsible for ensuring this expectation is met, with oversight from the second and third lines of defense, the risk and internal audit functions, respectively. Recognizing that inadvertent violations may occur, risk management activities are established to promptly identify, analyze, and if necessary, remediate compliance and regulatory issues to limit compliance risk exposure.

Legal Risk
Legal risk generally results from unidentified or unmitigated risks that could result in lawsuits or adverse judgments that negatively affect the operations or condition of the Company. Business practices must be executed, as well as products and services delivered, in a manner that is compliant with laws, regulatory requirements, and agreements to which we are a party. Corporate governance practices must be compliant with applicable legal requirements and aligned with market practices. The Board of Directors expects that we will perform business in a manner compliant with applicable laws and/or regulations and expects issues to be identified, analyzed, and remediated in a timely and complete manner.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
07/01/22 - 07/31/22	27,944	$15.32	—	$136,093,633
08/01/22 - 08/31/22	3,948	$16.18	—	$136,093,633
09/01/22 - 09/30/22	2,303	$16.73	—	$136,093,633
Total	34,195	$15.52	—	$136,093,633
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

101
The following materials from Old National’s Form 10-Q Report for the quarterly period ended September 30, 2022, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from Old National’s Form 10-Q Report for the quarterly period ended September 30, 2022, formatted in inline XBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD NATIONAL BANCORP
(Registrant)

By:	/s/ Brendon B. Falconer
Brendon B. Falconer
Senior Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

Date: November 2, 2022