Form 10-K
period 2022-12-31
OLD NATIONAL BANCORP /IN/
filed 2023-02-22
CIK 707179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates on June 30, 2022, was $4,281,188,738 (based on the closing price on that date of $14.79).  In calculating the market value of securities held by non-affiliates of the registrant, the registrant has treated as securities held by affiliates as of June 30, 2022, voting and non-voting stock owned of record by its directors and principal executive officers, and voting and non-voting stock held by the registrant's trust department in a fiduciary capacity for benefit of its directors and principal executive officers.  This calculation does not reflect a determination that persons are affiliates for any other purposes.
The number of shares outstanding of the registrant’s common stock, as of January 31, 2023, was 292,923,000.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

OLD NATIONAL BANCORP
2022 ANNUAL REPORT ON FORM 10-K

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
PPP: Paycheck Protection Program
Renewable Energy:  investment tax credits for solar projects
SEC:  U.S. Securities and Exchange Commission
TDR:  troubled debt restructuring
UMB: UMB Bank, n.a.

OLD NATIONAL BANCORP
2022 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in our future filings with the SEC, in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact and constitute forward‐looking statements within the meaning of the Act. These statements include, but are not limited to, descriptions of Old National’s financial condition, results of operations, asset and credit quality trends, profitability and business plans or opportunities. Forward-looking statements can be identified by the use of the words “anticipate,” “believe,” “contemplate,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “should,” and “will,” and other words of similar meaning. These forward-looking statements express management’s current expectations or forecasts of future events and, by their nature, are subject to risks and uncertainties. There are a number of factors that could cause actual results or outcomes to differ materially from those in such statements. Factors that might cause such a difference include, but are not limited to: the continued effects of the COVID-19 pandemic and related variants and mutations, including the continued effects on our business, operations, and employees as well as the businesses of our customers; competition; government legislation, regulations and policies; the ability of Old National to execute its business plan, including the completion of the integration related to the merger between Old National and First Midwest, and the achievement of the synergies and other benefits from the merger; unanticipated changes in our liquidity position, including but not limited to changes in our access to sources of liquidity and capital to address our liquidity needs; changes in economic conditions which could materially impact credit quality trends and the ability to generate loans and gather deposits; inflation and governmental responses to inflation, including increasing interest rates; market, economic, operational, liquidity, credit, and interest rate risks associated with our business; our ability to successfully manage our credit risk and the sufficiency of our allowance for credit losses; uncertainty about the discontinued use of LIBOR and the transition to an alternative rate; failure or circumvention of our internal controls; operational risks or risk management failures by us or critical third parties, including without limitation with respect to data processing, information systems, cybersecurity, technological changes, vendor issues, business interruption, and fraud risks; significant changes in accounting, tax or regulatory practices or requirements; new legal obligations or liabilities or unfavorable resolutions of litigation; disruptive technologies in payment systems and other services traditionally provided by banks; failure or disruption of our information systems; computer hacking and other cybersecurity threats; the effects of climate change on Old National and its customers, borrowers, or service providers; other matters discussed in this report; and other factors identified in filings with the SEC. These forward-looking statements are made only as of the date of this report and are not guarantees of future results or performance.
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

PART I
ITEM 1.    BUSINESS
COMPANY PROFILE
Old National Bancorp, the financial holding company of Old National Bank, our wholly-owned banking subsidiary (“Old National Bank”), is incorporated in the state of Indiana and is the sixth largest Midwestern bank by asset size with consolidated assets of $46.8 billion at December 31, 2022. The Company’s corporate headquarters and principal executive office are located in Evansville, Indiana with commercial and consumer banking operations headquartered in Chicago, Illinois.  Through our wholly-owned banking subsidiary, we provide a wide range of services primarily throughout the Midwest region and elsewhere, including commercial and consumer loan and depository services, private banking, brokerage, trust, investment advisory, and other traditional banking services.
On February 15, 2022, Old National completed its previously announced merger of equals transaction with First Midwest pursuant to an agreement and plan of merger, dated as of May 30, 2021, to combine in an all-stock transaction. The merger of equals of Old National and First Midwest partners two highly compatible organizations with over 270 combined years of service and a shared relationship banking focus, consistent business models and credit cultures, and an unwavering commitment to community. The combined organization has a presence in the six largest metro markets in the Midwest, strong commercial banking capabilities, a robust retail footprint, a significant wealth management platform, and an enhanced ability to attract talent. The combined organization also creates the scale and profitability to accelerate digital and technological capabilities to drive future investments in consumer and commercial banking, as well as wealth management services.
THE BANK
Old National Bank traces its roots to 1834 and is the oldest company in Evansville, Indiana.  At December 31, 2022, Old National Bank operated 263 banking centers located primarily throughout the Midwestern United States, including Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, and Wisconsin. Each of the banking centers of Old National Bank provides a group of similar community banking services, including such products and services as commercial, real estate, and consumer loans; deposits; and brokerage, trust, and investment advisory services.  The individual banking centers located throughout our Midwest footprint have similar operating and economic characteristics.
We earn interest income on loans as well as fee income from the origination of loans.  Lending activities include loans to individuals, which primarily consist of home equity lines of credit, residential real estate loans, and consumer loans, and loans to commercial clients, which include commercial loans, commercial real estate loans, agricultural loans, letters of credit, and lease financing.  Residential real estate loans are either kept in our loan portfolio or sold to secondary investors, with gains or losses from the sales being recognized.
We strive to serve individuals and commercial clients by providing depository services that fit their needs at competitive rates.  We pay interest on interest-bearing deposits and receive service fee revenue on various accounts.  Deposit accounts include products such as noninterest-bearing demand, interest-bearing checking and NOW, savings and money market, and time deposits.  Debit and ATM cards provide clients with access to their accounts 24 hours a day at any ATM location.  We also provide 24-hour telephone access and online banking as well as other electronic and mobile banking services.
In addition to providing lending and deposit services, we offer comprehensive wealth management, investment, and foreign currency services.  For businesses, we provide treasury management, merchant, and capital markets services as well as community development lending and equity investment solutions intended to produce jobs and revitalize our communities.
HUMAN CAPITAL RESOURCES
At December 31, 2022, we employed 3,967 full-time equivalent team members. Old National respects, values, and welcomes diversity in our team members, clients, suppliers, and marketplace. We seek to maintain an inclusive environment and recognize the unique contribution each individual brings to our company, and we are fully committed to supporting a rich culture of diversity as a cornerstone to our success. Old National provides professional development opportunities to team members and seeks to improve retention, development, and job satisfaction of team members from diverse groups by providing career skills training, peer mentoring, and opportunities to interact with senior leaders. To attract and retain our group of skilled team members, Old National provides a competitive total rewards package, which includes base pay, incentive opportunities, and benefits. Our strong, comprehensive benefits package includes health insurance and wellness coverages, a retirement plan with company matching contributions, other welfare plan coverages, paid time off, and paid leave benefits. In addition to our standard benefits, our team members have access to dedicated healthcare clinics and alternative work schedules for maternity, paternity, and foster-care leave.
Old National team members consistently strive to make a positive difference in the communities we serve. Old National team members actively share their talents in their communities through volunteer activities in education, economic development, human and health services, and Community Reinvestment. We have a program that allows each team member to be paid up to 24 hours per year, with supervisory approval, to volunteer for activities in their community during normal work hours. Under that program, team members logged nearly 46,800 volunteer hours during 2022 in support of more than 1,500 organizations. Team member volunteers are recognized for their efforts on our corporate portal. Team members with 25 hours or more of service each year join the “Volunteer Honor Roll” in Old National’s annual communications.
We believe the merger with First Midwest has enabled the combined entity to build on both organizations’ longstanding history of service, enhanced its ability to champion community initiatives, and driven positive change throughout its footprint. From First Midwest’s multiple recognitions as a Best Place to Work to Old National’s 11-year run as one of the World’s Most Ethical companies, the combined institution has remained committed to fostering a strong culture of collaboration and trust, empowering its employees to flourish.
MARKET AREA
Since our founding, Old National has focused on community and commercial banking by building long-term, highly valued partnerships with clients in our Midwest region. We have continued to expand our footprint through strategic mergers and acquisitions and we are now the sixth largest bank headquartered in the Midwest.
The following table reflects information on the top markets we currently serve.

Metropolitan Statistical Area	Deposits as a Percent of Old National Bank Franchise (%)	Deposits Per Branch ($M)	2010-2023 Population Change (%)	2023-2028 Projected Population Change (%)	2023 Median Household Income ($)	2023-2028 Projected Household Income Change (%)
Chicago-Naperville-Elgin, IL-IN-WI	41.2	161.6	0.5	(0.4)	83,193	11.7
Minneapolis-St. Paul-Bloomington, MN-WI	10.7	133.3	12.0	3.0	93,724	12.4
Evansville, IN-KY	10.4	234.7	0.7	0.5	64,368	10.6
Indianapolis-Carmel-Anderson, IN	5.2	90.0	14.2	3.6	71,979	15.5
Milwaukee-Waukesha, WI	3.5	181.0	0.6	—	72,553	12.6
Bloomington, IN	2.6	189.2	1.1	—	61,680	16.5
Madison, WI	2.5	81.8	14.4	3.3	85,184	11.8
National average			8.3	2.1	73,503	13.4
Weighted average total Old National Bank			3.0	0.6	76,337	11.9
Source: S&P Global Market Intelligence. Deposit data as of June 30, 2022.
STRATEGIC TRANSACTIONS
Since forming our holding company in 1982, we have acquired over 50 financial institutions and other financial services businesses.  Old National assesses possible mergers, acquisitions, and divestitures based on a disciplined financial evaluation process and expects that future mergers, acquisitions, and divestitures will be consistent with our existing basic banking strategy, which focuses on community banking, client relationships, and consistent quality earnings.  Targeted geographic markets for mergers and acquisitions include markets with average to above average growth rates.
We anticipate that, as with previous mergers and acquisitions, the consideration paid by us in future mergers and acquisitions may be in the form of cash, debt, or Old National stock, or a combination thereof.  The amount and structure of such consideration is based on reasonable growth and cost savings assumptions and a thorough analysis of the impact on both long- and short-term financial results.

Our ability to engage in certain transactions depends on the bank regulators’ views at the time as to the capital levels, quality of management, and overall condition of Old National, in addition to their assessment of a variety of other factors, including our compliance with law and regulations.
On February 15, 2022, Old National completed its previously announced merger of equals transaction with First Midwest pursuant to an agreement and plan of merger, dated as of May 30, 2021, to combine in an all-stock transaction. Following the merger, the new organization is operating under the Old National Bancorp and Old National Bank names, with the corporate headquarters and principal office located in Evansville, Indiana and commercial and consumer banking operations headquartered in Chicago, Illinois. Pursuant to the terms of the merger agreement, each First Midwest common stockholder received 1.1336 shares of Old National common stock for each share of First Midwest common stock such stockholder owned, plus, if applicable, cash in lieu of fractional shares of Old National common stock resulting from the exchange ratio. Each outstanding share of 7.000% fixed-rate non-cumulative perpetual preferred stock, Series A, no par value, and each outstanding share of 7.000% fixed-rate non-cumulative perpetual preferred stock, Series C, no par value, of First Midwest was converted into the right to receive one share of an applicable newly created series of Old National preferred stock, no par value (respectively, “Old National Series A Preferred Stock” and “Old National Series C Preferred Stock,” and collectively, the “Old National Preferred Stock”). In this regard, Old National issued 108,000 shares of Old National Series A Preferred Stock and 122,500 shares of Old National Series C Preferred Stock. Old National entered into two deposit agreements, each dated as of February 15, 2022, by and among Old National, Continental Stock Transfer & Trust Company, as depository, and the holders from time to time of the depositary receipts in connection with the issuance of the Old National Preferred Stock. Pursuant to the deposit agreements, Old National issued 4,320,000 depositary shares, each representing a 1/40th interest in a share of Old National Series A Preferred Stock, and 4,900,000 depositary shares, each representing a 1/40th interest in a share of Old National Series C Preferred Stock.
Divestitures
On November 18, 2022, Old National completed its transaction with UMB, pursuant to which UMB acquired Old National’s business of acting as a qualified custodian for, and administering, health savings accounts. Old National served as custodian for health savings accounts comprised of both investment accounts and deposit accounts. At closing, the health savings accounts held in deposit accounts that were transferred totaled approximately $382 million and the transaction resulted in a $90.7 million pre-tax gain.
During the fourth quarter of 2022, Old National initiated certain property optimization actions that included the closure and consolidation of certain branches as well as other real estate repositioning across our footprint. These actions resulted in pre-tax charges of $26.8 million that are associated with valuation adjustments related to these locations and are recorded in noninterest expense.
In 2020, as part of our previously announced strategic initiative The ONB Way, we consolidated 31 banking centers located throughout the footprint, reflecting an ongoing shift among our clients toward digital banking solutions. Many of the facilities consolidated were in smaller markets, several of which were added in recent years through acquisition and partnership activity. These actions resulted in pre-tax charges of $27.1 million associated with valuation adjustments related to these locations and were recorded in noninterest expense.
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
Some of our nonfinancial institution competitors may have fewer regulatory constraints, broader geographic service areas, greater capital, and, in some cases, lower cost structures.  In addition, competition for quality clients has intensified as a result of changes in regulation, mergers and acquisitions, advances in technology and product delivery systems, and consolidation among financial service providers.
SUPERVISION AND REGULATION
Old National is subject to extensive and comprehensive regulation under federal and state laws.  The regulatory framework is intended primarily for the protection of depositors, federal deposit insurance funds, and the banking system as a whole and not for the protection of shareholders or non-depository creditors.

Significant elements of certain laws and regulations applicable to Old National and its subsidiaries are described below. Applicable statutes, regulations, and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies and are subject to change. Old National is unable to predict changes in applicable laws or regulations, or in their interpretation and application by regulatory agencies and other governmental authorities, and any such change could have a material effect on our business.
Old National Bancorp is registered as a bank holding company and has elected to be a financial holding company. As a bank holding company and financial holding company, Old National Bancorp is subject to supervision, examination and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is required to file reports with the Federal Reserve and to provide the Federal Reserve any additional information it may require. As a national bank, Old National Bank is subject to primary regulation, supervision, and examination by the Office of the Comptroller of the Currency (“OCC”).
Bank Holding Company Regulation. Generally, the BHC Act governs the acquisition and control of banks and non-banking companies by bank holding companies. The BHC Act also regulates the business activities of bank holding companies and their non-bank subsidiaries.
The BHC Act, the Bank Merger Act, and other federal and state statutes regulate acquisitions of commercial banks and their holding companies. The BHC Act requires the prior approval of the Federal Reserve for the direct or indirect acquisition by a bank holding company of more than 5.0% of the voting shares of a commercial bank or its holding company. Under the BHC Act or the Bank Merger Act, the prior approval of the Federal Reserve or other appropriate bank regulatory authority is required for a bank holding company to acquire control of another bank or for a member bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s managerial and financial resources, the applicant’s performance record under the Community Reinvestment Act of 1977, as amended (the “CRA”) and its compliance with law, including fair housing laws and other consumer protection laws, and the effectiveness of the subject organizations in combating money laundering activities.
In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve has determined to be so closely related to banking as to be a proper incident thereto. In addition, bank holding companies that qualify and elect to be financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve), without prior approval of the Federal Reserve. Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments, among others.
To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed.” A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements for this status discussed in “Prompt Corrective Action” below. A depository institution subsidiary is considered “well managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination. A financial holding company’s status will also depend upon it maintaining its status as “well capitalized” and “well managed” under applicable Federal Reserve regulations. If a financial holding company ceases to meet these capital and management requirements, the BHC Act and the Federal Reserve’s regulations provide that the financial holding company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the Federal Reserve may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the Federal Reserve. If the company does not return to compliance within 180 days, the Federal Reserve may require divestiture of the holding company’s depository institutions. Bank holding companies and banks must also be both well capitalized and well managed in order to acquire banks located outside their home state.
In order for a financial holding company to commence any new activity permitted by the BHC Act or to acquire a company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA.
The Federal Reserve has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve has reasonable grounds to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.
Source of Strength. Federal Reserve policy and regulations and federal law require bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under this requirement, a bank holding company is expected to commit financial resources to support its bank subsidiary even at times when the holding company may not be in a financial position to provide such resources or when the holding company may not be inclined to provide it. Any loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to priority of payment.
Financial Privacy. Under the Gramm-Leach-Bliley Act of 1999 (“GLB Act”), a financial institution may not disclose non-public personal information about a consumer to unaffiliated third-parties unless the institution satisfies various disclosure requirements and the consumer has not elected to opt out of the information sharing. The financial institution must provide its clients with a notice of its privacy policies and practices. The Federal Reserve, the FDIC, and other financial regulatory agencies issued regulations implementing notice requirements and restrictions on a financial institution’s ability to disclose non-public personal information about consumers to unaffiliated third-parties.
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
Bank Secrecy Act and the USA Patriot Act. The U.S. Bank Secrecy Act (“BSA”) and USA PATRIOT Act require financial institutions to develop programs to prevent them from being used for, and to detect and deter, money laundering, terrorist financing, and other illegal activities. If such activities are detected or suspected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of clients seeking to open new accounts and monitoring these accounts on an ongoing basis to ensure that such accounts are not used for illegal purposes. Failure to comply with these requirements could have serious financial, legal, and reputational consequences, including the imposition of civil money penalties, cease and desist orders, or causing applicable bank regulatory authorities not to approve merger or acquisition transactions or to prohibit transactions even if approval is not required.
In January 2021, the Anti-Money Laundering Act of 2020 (“AMLA”), which amends the BSA, was enacted. Among other things, the AMLA codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the Treasury to promulgate priorities for anti-money laundering and countering the financing of terrorism policy; requires the development of standards by the Treasury for testing technology and internal processes for BSA compliance; expands enforcement- and investigation-related authority, including a significant expansion in the available sanctions for certain BSA violations; and expands BSA whistleblower incentives and protections. Many of the statutory provisions in the AMLA will require additional rulemaking, reports and other measures, and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance. In June 2021, the Financial Crimes Enforcement Network, a bureau of the U.S. Department of the Treasury, issued the priorities for anti-money laundering and countering the financing of terrorism policy, which is required under the AMLA. The priorities include: corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking, human trafficking and proliferation financing.
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
Consumer Financial Protection. The Company and Old National Bank are subject to laws designed to protect consumers and prohibit unfair or deceptive business practices, including the Equal Credit Opportunity Act, the Fair Housing Act, the Home Ownership Protection Act, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), the GLB Act, the Truth in Lending Act, the CRA, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and applicable state law counterparts. These and other laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive, and abusive practices and subject us to substantial regulatory oversight. Violations of applicable consumer protection laws can result in reputational damage and a significant potential liability from litigation brought by customers, including actual damages, restitution, and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate and civil money penalties. Failure to comply with consumer protection requirements may also result in failure to obtain any required bank regulatory approval for merger or acquisition transactions or prohibit such transactions even if approval is not required.
In addition, the Consumer Financial Protection Bureau (“CFPB”) has a broad mandate to prohibit unfair, deceptive or abusive acts and practices, is specifically empowered to require certain disclosures to consumers and draft model disclosure forms, and is responsible for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, as well as their affiliates, and can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or injunction. Banking regulators take into account compliance with consumer protection laws when considering approval of a proposed transaction.
Interchange Fees. The Company is subject to interchange fee limitations that establish a maximum permissible interchange fee for many types of debit interchange transactions that is equal to no more than 21 cents per transaction plus five basis points multiplied by the value of the transaction. Interchange fees, or “swipe” fees, are charges that merchants pay to card-issuing banks, such as Old National Bank, for processing electronic payment transactions. Additional Federal Reserve rules allow a debit card issuer to recover one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements.
Capital Adequacy.
Capital Requirements. The Company and Old National Bank are each required to comply with certain risk-based capital and leverage requirements under capital rules adopted by the Federal Reserve, the OCC, and the FDIC (the “Basel III Capital Rules”). These rules implement the Basel III framework set forth by the Basel Committee on Banking Supervision (the “Basel Committee”) as well as certain provisions of the Dodd-Frank Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).
The Basel III Capital Rules define qualifying capital instruments and specify minimum amounts of capital as a percentage of assets that banking organizations are required to maintain. Under the Basel III Capital Rules, risk-based capital ratios are calculated by dividing Common Equity Tier 1 (“CET1”) capital, Tier 1 capital and total risk-based capital, respectively, by risk-weighted assets. Assets and off-balance sheet credit equivalents are assigned a risk weight based primarily on supervisory assessments of relative credit risk.

Under the Basel III Capital Rules, the Company and Old National Bank are each required to maintain the following:
•A minimum ratio of CET1 to risk-weighted assets of 4.5%, plus a 2.5% “capital conservation buffer” that is composed entirely of CET1 capital (effectively resulting in a minimum ratio of CET1 to risk-weighted assets of 7.0%).
•A minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, plus the capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%).
•A minimum ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets of 8.0%, plus the capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%).
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
The Basel III Capital Rules also provide for a number of deductions from and adjustments to CET1 capital. As a “non-advanced approaches” firm under the Basel III Capital Rules, the Company is subject to rules that provide for simplified capital requirements relating to the threshold deductions for mortgage servicing assets, deferred tax assets arising from temporary differences that a banking organization could not realize through net operating loss carry backs, and investments in the capital of unconsolidated financial institutions, as well as the inclusion of minority interests in regulatory capital.
The Company and Old National Bank, as non-advanced approaches banking organizations under the Basel III Capital Rules, made a one-time permanent election to exclude the effects of certain AOCI items included in shareholders’ equity under GAAP in determining regulatory capital ratios.
In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms. Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including the recalibration of risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provide a new standardized approach for operational risk capital. The Basel framework contemplates that these standards generally will be effective on January 1, 2023, with an aggregate output floor phasing in through January 1, 2028. The federal banking regulators have not yet proposed rules implementing these standards. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches banking organizations, and therefore not to the Company or Old National Bank. The impact of these standards on the Company and Old National Bank will depend on the manner in which they are implemented by the federal bank regulators.
Prompt Corrective Action. The Federal Deposit Insurance Act (the “FDIA”) requires the federal banking agencies to take “prompt corrective action” for depository institutions that do not meet the minimum capital requirements described above. The FDIA includes the following five capital categories: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” An insured depository institution is considered:
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

An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating for certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes. As of December 31, 2022, Old National Bank’s capital ratios were all in excess of the minimum requirements for “well-capitalized” status.
The federal banking regulators must take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions that are less than adequately capitalized, with supervisory actions progressively becoming more punitive as the institution’s capital category declines. Supervisory actions include: (i) restrictions on payment of capital distributions and management fees, (ii) requirements that a federal bank regulator monitor the condition of the institution and its efforts to restore its capital, (iii) submission of a capital restoration plan, (iv) restrictions on the growth of the institution’s assets and (v) requirements for prior regulatory approval of certain expansion proposals. A bank that is “critically undercapitalized” will be subject to further restrictions and generally will be placed in conservatorship or receivership within 90 days.
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
The FDIA’s prompt corrective action provisions apply only to depository institutions, and not to bank holding companies. Under the Federal Reserve’s regulations, a bank holding company is considered “well capitalized” if the bank holding company (i) has a total risk based capital ratio of at least 10%, (ii) has a Tier 1 risk-based capital ratio of at least 6%, and (iii) is not subject to any written agreement order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Although prompt corrective action regulations apply only to depository institutions and not to bank holding companies, a bank that is required to submit a capital restoration plan generally must concurrently submit a performance guarantee by its parent holding company. The liability of the parent holding company under any such guarantee is limited to the lesser of five percent of the bank’s assets at the time it became “undercapitalized” or the amount needed to comply.
Dividends Limitations. A substantial portion of Old National Bancorp’s revenue is derived from dividends paid to it by Old National Bank. Under OCC regulations, national banks generally may not declare a dividend in excess of the bank’s undivided profits or, absent OCC approval, if the total amount of dividends declared by the national bank in any calendar year exceeds the total of the national bank’s retained net income year-to-date combined with its retained net income for the preceding two years. National banks also are prohibited from declaring or paying any dividend if, after making the dividend, the national bank would be considered “undercapitalized” (as defined by reference to other OCC regulations). The OCC has the authority to use its enforcement powers to prohibit a national bank, such as Old National Bank, from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Further, Old National Bank’s ability to pay dividends is restricted if it does not maintain the capital conservation buffer described under “—Capital Adequacy—Capital Requirements” above.
In addition, the FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized” as described under “—Capital Adequacy—Prompt Corrective Action” above.

Transactions with Affiliates. Any transactions between Old National Bank and its subsidiaries and Old National Bancorp or any other subsidiary of Old National Bancorp are regulated under federal banking law. The Federal Reserve Act imposes quantitative and qualitative requirements and collateral requirements on covered transactions by Old National Bank with, or for the benefit of, its affiliates, and generally requires those transactions to be on terms at least as favorable to Old National Bank as would be a transaction conducted between unaffiliated third-parties. Covered transactions are defined by statute to include:
•A loan or extension of credit.
•A purchase of securities issued by an affiliate.
•A purchase of assets from an affiliate, unless otherwise exempted by the Federal Reserve.
•Certain derivative transactions that create a credit exposure to an affiliate.
•The acceptance of securities issued by an affiliate as collateral for any loan.
•The issuance of a guarantee, acceptance, or letter of credit on behalf of or for the benefit of an affiliate.
In general, any such transaction by Old National Bank or its subsidiaries must be limited to certain thresholds on an individual and aggregate basis and, credit transactions with, or for the benefit of, an affiliate must be secured by designated amounts of specified collateral.
Federal law also limits Old National Bank’s authority to extend credit to its directors, executive officers, and stockholders who own more than 10% of Common Stock, as well as to entities controlled by such persons. Among other things, any such extension of credit is required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. In addition, the terms of such extensions of credit may not involve more than the normal risk of non-repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons individually and in the aggregate.
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
In May 2022, the OCC, together with the Federal Reserve and FDIC, issued a joint notice of proposed rulemaking to modernize the CRA regulatory framework. The proposed rule is intended, among other things, to adapt to changes in the banking industry, including the expanded role of mobile and online banking, and to tailor performance standards to account for differences in bank size and business models. The proposed rule would adjust CRA evaluations based on bank size and type, with many of the proposed changes applying only to banks with over $2 billion in assets and several applying only to banks with over $10 billion in assets, such as Old National Bank. The effects of the proposed CRA rules on Old National will depend on the final form of any rulemaking.
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
FDIC assessment rates for large institutions that have more than $10 billion of assets, such as Old National Bank, are calculated based on a “scorecard” methodology, based primarily on the difference between the institution’s average of total assets and average tangible equity. The FDIC has the ability to make discretionary adjustments to the total score, up or down, based upon significant risk factors that are not adequately captured in the scorecard. For large institutions, including Old National Bank, after accounting for potential base-rate adjustments, the total assessment rate could range from 1.5 to 40 basis points on an annualized basis.
In October 2022, the FDIC finalized a rule to increase the initial base deposit insurance assessment rate schedules for all insured depository institutions by 2 basis points, beginning with the first quarterly assessment period of 2023. The increased assessment rate is intended to improve the likelihood that the Deposit Insurance Fund reserve ratio would reach the required minimum of 1.35 percent by the statutory deadline of September 30, 2028.

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
Anti-Tying Restrictions. Generally, a bank is prohibited from extending credit, leasing or selling property, furnishing any service or fixing or varying the consideration for any of the foregoing on the condition that (i) the customer obtains additional credit, property or services from the bank’s parent holding company or any subsidiary of the holding company, or (ii) the customer will not obtain credit, property or services from a competitor of the bank or its affiliates (except to the extent the restriction is a reasonable condition imposed to assure the soundness of the credit extended).
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
During 2016, the federal bank regulatory agencies and the SEC proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion of total assets (including the Company and Old National Bank). These proposed rules have not been finalized.
In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including NASDAQ, to implement listing standards that require all listed companies to adopt policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding a required accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period. The excess compensation would be based on the amount the executive officer would have received had the incentive-based compensation been determined using the restated financial statements. The final rule requires the exchanges to propose conforming listing standards by February 26, 2023 and requires the standards to become effective no later than November 23, 2023. Each listed issuer, including the Company, would then be required to adopt a clawback policy within 60 days after its exchange’s listing standard has become effective.
Cybersecurity. The federal banking regulators regularly issue new guidance and standards, and update existing guidance and standards, regarding cybersecurity intended to enhance cyber risk management among financial institutions. Financial institutions are expected to comply with such guidance and standards and to accordingly develop appropriate security controls and risk management processes.
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
In November 2021, the United States federal bank regulatory agencies adopted a rule regarding notification requirements for banking organizations related to significant computer security incidents. Under this rule, a bank holding company, such as Old National Bancorp, and a national bank, such as Old National Bank, are required to notify the Federal Reserve or OCC, respectively, within 36 hours of incidents that have materially disrupted or degraded, or are reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or pose a threat to the financial stability of the United States.

In March 2022, the SEC proposed new rules that would require registrants, including the Company, to (i) report material cybersecurity incidents on Form 8-K; (ii) include updated disclosure in Forms 10-K and 10-Q of previously disclosed cybersecurity incidents, and disclose previously undisclosed, individually immaterial incidents when a determination is made that such incidents have become material on an aggregated basis; (iii) disclose cybersecurity policies and procedures and governance practices, including at the board and management levels, in Form 10-K; and (iv) disclose the board of directors’ cybersecurity expertise.
Safety and Soundness Standards. In accordance with the FDIA, the federal banking agencies adopted safety and soundness guidelines establishing general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, cybersecurity, liquidity, data protection, asset growth, asset quality, earnings, compensation, fees, and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify, monitor, and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder. In addition, regulations adopted by the federal banking agencies authorize, but do not require, an agency to order that an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, the institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the agency must issue an order directing corrective actions and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of FDIA. If the institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties and cease and desist orders.
Federal Home Loan Bank System. Old National Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the FHLBI, Old National Bank is required to acquire and hold a minimum amount of shares of capital stock of the FHLBI based on, among other things, the amounts of residential mortgage loans and mortgage-backed securities held by Old National Bank, outstanding borrowings from the FHLBI and the outstanding principal balance of “Acquired Member Assets”, as defined by the FHLBI. As of December 31, 2022, Old National Bank was in compliance with the minimum stock ownership requirement.
LIBOR Act. In March 2022, the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was signed into law. The LIBOR Act provides a uniform approach for replacing LIBOR as a reference interest rate in so-called “tough legacy” contracts for a time when LIBOR is no longer published or is no longer representative. Tough legacy contracts are contracts that do not include effective fallback provisions, for example, because they have no provisions for a replacement benchmark or provisions based on prior LIBOR values or dealer polls. Under the LIBOR Act, references to the most common tenors of LIBOR in these contracts will be replaced as a matter of law, without the need to be amended by the parties, to instead reference a benchmark interest rate that will be identified in Federal Reserve regulations that is based on the secured overnight funding rate (“SOFR”). In December 2022, the Federal Reserve issued final regulations to implement the LIBOR Act. The Federal Reserve’s final rule identifies benchmark replacements, based on SOFR, for various types of contracts subject to the LIBOR Act. The Company continues to evaluate the effect of the LIBOR Act and its implementing regulations on the Company’s LIBOR-linked contracts.
Enhanced Prudential Standards. The Dodd-Frank Act, as amended by the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (“EGRRCPA”), directs the Federal Reserve to monitor emerging risks to financial stability and enact enhanced supervision and prudential standards. As a bank holding company with less than $100 billion of total consolidated assets, the Dodd Frank Act’s enhanced prudential standards generally are not applicable to the Company. Prior to the passage of EGRRCPA, Federal Reserve rules required publicly traded bank holding companies with $10 billion or more of total consolidated assets to establish risk committees. Under the EGRRCPA and its implementing regulations, publicly traded bank holding companies with between $10 billion and $50 billion of total consolidated assets, including the Company, are no longer required to maintain a risk committee. The Company has determined, however, that it will retain its risk committee. In addition, the OCC, as the regulator of national banks, has issued guidelines for national banks with more than $50 billion in assets that establish certain standards for the design and implementation of a risk governance framework. These standards will become applicable to Old National Bank once it has $50 billion in assets.
Volcker Rule. The so-called “Volcker Rule” generally restricts the ability of the Company and its subsidiaries, including Old National Bank, to sponsor or invest in hedge funds and private equity funds or to engage in proprietary trading. The Company generally does not engage in the businesses prohibited by the Volcker Rule; therefore, the Volcker Rule does not have a material effect on the operations of the Company and its subsidiaries.
Future Legislation and Regulation. In addition to the specific legislation and regulations described above, various laws and regulations are being considered by federal and state governments and regulatory agencies. Changes in law or regulation, or in the manner in which existing regulations are applied, may change the Company’s and Old National Bank’s operating environment in substantial and unpredictable ways and may increase reporting requirements and compliance costs. These changes could increase or decrease the cost of doing business, increase the Company’s expenses, decrease the Company’s revenue, limit or expand permissible activities or change the activities in which the Company chooses to engage, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions in ways that could adversely affect the Company and Old National Bank.
AVAILABLE INFORMATION
All reports filed electronically by Old National with the SEC, including the annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements, other information and amendments to those reports filed or furnished (as applicable), are accessible at no cost on Old National’s website at www.oldnational.com as soon as reasonably practicable after electronically submitting such materials to the SEC.  In addition, the SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
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
Old National’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services that Old National offers, is highly dependent upon the business environment in the markets where Old National operates and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters, the severity and frequency of which are increasing as a result of climate change; terrorist acts; or a combination of these or other factors.
An economic downturn, sustained high unemployment levels, stock market volatility, and/or high levels of inflation (such as the market volatility and inflation the United States economy experienced during 2022) has in the past negatively affected, and in the future may negatively affect, our operating results and have had, or may have, a negative effect on the ability of our borrowers to make timely repayments of their loans, increasing the risk of loan defaults and losses. If the forecasts of economic conditions and other economic predictions are not accurate, we may face challenges in accurately estimating the ability of our borrowers to repay their loans. Expectations of negative market and economic conditions will be reflected in the allowances for credit losses for loans and debt securities to the estimated extent they will impact the credit losses of new and existing loans and debt securities over their remaining lives. The provision for credit losses will report the entire increased credit loss expectations over the remaining lives of the loans and debt securities in the period in which the change in expectation arises. Further, because of the impact of such increased credit losses on earnings and capital, our ability to make loans and pay dividends may be substantially diminished.

Changes in economic or political conditions have adversely affected, and may continue to adversely affect, Old National’s earnings, if the ability of Old National’s borrowers to repay loans, or the value of the collateral securing such loans, declines.
Old National’s success depends, to a certain extent, upon economic or political conditions, local and national, as well as governmental monetary policies. Conditions such as recession, unemployment, changes in interest rates, inflation, money supply, and other factors beyond Old National’s control have in the past adversely affected, and may continue to adversely affect, Old National’s asset quality, deposit levels, and loan demand and, therefore, Old National’s earnings. Because Old National has a significant amount of commercial real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of Old National’s borrowers to make timely repayments of their loans, which would have an adverse impact on Old National’s earnings.
Supply chain constraints, robust demand and labor shortages have led to persistent inflationary pressures throughout the economy. Volatility and uncertainty related to inflation and its effects, which could potentially contribute to poor economic conditions, may enhance some of the risks described in this section. For example, higher inflation could reduce demand for our products, adversely affect the creditworthiness of our borrowers or result in lower values for our interest-earning assets and investment securities. Any of these effects, or others that we are not able to predict, could adversely affect our financial condition or results of operations.
Economic conditions, financial markets and inflationary pressures may be adversely affected by the impact of current or anticipated geopolitical uncertainties, military conflicts, including Russia’s invasion of Ukraine, pandemics, including the COVID-19 pandemic, and global, national and local responses to such events by governmental authorities and other third parties. These unpredictable events could create, increase or prolong economic and financial disruptions and volatility that adversely affect the Company’s business, financial condition, capital and results of operations.
Old National’s regional concentrations expose it to adverse economic conditions in the locations in which Old National operates.
Substantially all of Old National’s loans are to individuals and businesses in Old National’s market areas in the Midwest region. Therefore, the Company is, or in the future may be, particularly vulnerable to adverse changes in economic conditions in the Midwest region. The credit quality of the Company’s borrowers may deteriorate for a number of reasons that are outside the Company’s control, including as a result of prevailing economic and market conditions and asset valuations. The trends and risks affecting borrower credit quality, particularly in the Midwest region, have caused, and in the future may cause, the Company to experience impairment charges, which are reductions in the recoverable value of an asset, increased purchase demands, wherein customers make withdrawals with minimum notice, higher costs (e.g., servicing, foreclosure, property maintenance), additional write-downs and losses and a potential impact to engage in lending transactions based on a reduction of customer deposits, which could have a material adverse effect on the Company’s business, financial condition and results of operations.
Mergers and acquisitions may not produce revenue enhancements or cost savings at levels or within timeframes originally anticipated and may result in unforeseen integration difficulties and dilution to existing shareholder value.
We have acquired, and expect to continue to acquire, other financial institutions or parts of those institutions and other businesses related to banking in the future, and we may engage in de novo banking center expansion. We may also consider and enter into new lines of business or offer new products or services.
We may incur substantial costs to expand, and we can give no assurance such expansion will result in the levels of profits we seek or expect. There can be no assurance that integration efforts for any mergers or acquisitions will be successful or that, after giving effect to the merger or acquisition, we will achieve profits comparable to, or better than, our historical experience. We have issued, and may in the future issue, equity securities in connection with mergers and acquisitions, which have caused, and could in the future cause additional, ownership and economic dilution to our current shareholders. In addition, mergers and acquisitions may involve the payment of a premium over book and market values and, therefore, some dilution of the Company's tangible book value and net income per common share may occur in connection with any future transaction.

Acquisitions and mergers involve a number of other expenses and risks, including:
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
•our ability to finance an acquisition or merger and possible dilution to our existing shareholders;
•the diversion of our management’s attention to the negotiation and execution of a transaction, and the integration of the operations and personnel of the combined businesses;
•entry into new markets where we lack experience;
•the introduction of new products and services into our business;
•the incurrence and possible impairment of goodwill or other intangible assets associated with an acquisition or merger and possible adverse short-term effects on our results of operations;
•closing delays and increased expenses related to the resolution of lawsuits filed by shareholders of target institutions; and
•the risk of loss of key employees and clients.
Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, or other projected benefits from an acquisition or merger could have a material adverse effect on the Company's financial condition and results of operations.
Mergers and acquisitions may be delayed, impeded, or prohibited due to regulatory issues.
Mergers and acquisitions by financial institutions, including by the Company, are subject to approval by a variety of federal and state regulatory agencies. The process for obtaining these required regulatory approvals is complex and involves a comprehensive application review process. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues the Company may have with regulatory agencies, including, without limitation, issues related to BSA compliance, CRA issues, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations and other laws and regulations. Over the past several years, mergers of banking organizations have encountered greater regulatory, governmental and community scrutiny and have taken substantially longer to receive the necessary regulatory approvals and other required governmental clearances than in the past. The Company may fail to pursue, evaluate, or complete strategic and competitively significant merger and acquisition opportunities as a result of its inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions, or at all. Difficulties associated with potential mergers and acquisitions that may result from these factors could have a material adverse effect on our business, financial condition and results of operations.
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
In our market area, Old National encounters significant competition from other commercial banks, savings and loan associations, credit unions, mortgage banking firms, FinTech companies, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds, and other financial intermediaries. Our competitors may have substantially greater resources and lending limits than Old National does and may offer services that Old National does not or cannot provide. Some of our nonfinancial institution competitors may have fewer regulatory constraints, broader geographic service areas, and, in some cases, lower cost structures and, as a result, may be able to compete more effectively for business. In particular, the activity of marketplace lenders and other FinTechs has grown significantly over recent years and is expected to continue to grow. FinTechs have and may continue to offer bank or bank-like products. For example, a number of FinTechs have applied for, and in some cases received, bank or industrial loan charters. In addition, other FinTechs have partnered with existing banks to allow them to offer deposit products to their customers. Regulatory changes may also make it easier for FinTechs to partner with banks and offer deposit products. Other recent regulation has reduced the regulatory burden of large bank holding companies, and raised the asset thresholds at which more onerous requirements apply, which could cause certain large bank holding companies with less than $250 billion in total consolidated assets, which were previously subject to more stringent enhanced prudential standards, to become more competitive or to pursue expansion more aggressively. There is also increased competition by out-of-market competitors through online and mobile channels. In addition, the emergence, adoption and evolution of new technologies that do not require intermediation, including distributed ledgers, as well as advances in automation, could significantly affect competition for financial services. Old National’s profitability depends upon our continued ability to compete successfully in our market area.
Our business could suffer if we fail to attract and retain skilled people.
Our success depends, in large part, on our ability to attract and retain key people. Competition for the best employees in most of the activities we engage in can be intense. We may not be able to hire the best people for key roles or retain them. In addition, the transition to increased work-from-home and hybrid work arrangements, which are likely to survive the COVID-19 pandemic for many companies, may exacerbate the challenges of attracting and retaining talented and diverse employees as job markets may be less constrained by physical geography. Our current or future approach to in-office and work-from-home arrangements may not meet the needs or expectations of our current or prospective employees or may not be perceived as favorable as compared to the arrangements offered by competitors, which could adversely affect our ability to attract and retain employees. The loss of any of our key personnel or an inability to continue to attract, retain, and motivate key personnel could adversely affect our business.
We may not be able to pay dividends in the future in accordance with past practice.
Old National has traditionally paid a quarterly dividend to its common shareholders. The payment of dividends is subject to legal and regulatory restrictions and safety and soundness considerations. Any payment of dividends in the future will depend, in large part, on Old National’s earnings, capital requirements, financial condition, and other factors considered relevant by our Board of Directors.
Old National Bancorp is an entity separate and distinct from Old National Bank. Old National Bank conducts most of our operations and Old National Bancorp depends upon dividends from Old National Bank to service its debt and to pay dividends to Old National’s shareholders. The availability of dividends from Old National Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition including liquidity and capital adequacy of Old National Bank and other factors, that the OCC could assert that the payment of dividends or other payments is an unsafe or unsound practice. In addition, the payment of dividends by our other subsidiaries is also subject to the laws of the subsidiary’s state of incorporation, and regulatory capital and liquidity requirements applicable to such subsidiaries.
Under the terms of the junior subordinated deferrable interest debentures that Old National has issued to various trust preferred securities trusts, Old National has the right at any time during the term of the debentures to defer the payment of interest at any time or from time to time for an extension period not exceeding 20 consecutive quarterly periods with respect to each extension period. In the event that Old National elects to defer interest on the debentures, Old National may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock.
Under the terms of the Old National Preferred Stock, in the event that we do not declare and pay dividends on such Old National Preferred Stock for the most recent dividend period, we may not, with certain exceptions, declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of Common Stock or any other securities that rank junior to such Old National Preferred Stock.
In the event that Old National Bank was unable to pay dividends to us, we in turn would likely have to reduce or stop paying dividends on our Common Stock. Our failure to pay dividends on our Common Stock could have a material adverse effect on the market price of our Common Stock. See “Business – Supervision and Regulation – Dividend Limitations” and Note 21 to the consolidated financial statements.

Old National may not realize the expected benefits of its strategic imperatives.
Old National’s ability to compete depends on a number of factors, including, among others, its ability to develop and successfully execute strategic plans and imperatives. Our strategic priorities include consistent quality earnings; continued management discipline; strong risk management and appropriate levels of risk taking; fewer operational surprises, disruptions, and losses; improved operational effectiveness and efficiency; more effective deployment of resources; and increased awareness and involvement in the achievement of strategic goals. Our inability to execute on or achieve the anticipated outcomes of our strategic priorities may affect how the market perceives us and could impede our growth and profitability.
Climate change could have a material negative impact on the Company and clients.
The Company’s business, as well as the operations and activities of our clients, could be negatively affected by climate change. Climate change presents both immediate and long-term risks to the Company and its clients, and these risks are expected to increase over time. Climate change presents multi-faceted risks, including: operational risk from the physical effects of climate events on the Company and its clients’ facilities and other assets, including the possible reduction of the value, or destruction, of collateral for our loans; credit risk from borrowers with significant exposure to climate risk; transition risks associated with the transition to a less carbon-dependent economy; and reputational risk from stakeholder concerns about our practices related to climate change, the Company’s carbon footprint, and the Company’s business relationships with clients who operate in carbon-intensive industries.
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
Although we continue to make efforts to enhance our governance of climate change-related risks and integrate climate considerations into our risk governance framework, the risks associated with climate change are rapidly changing and evolving in an escalating fashion, making them difficult to assess due to limited data and other uncertainties. For example, long-term shifts in the climate, including altered distribution and intensity of rainfall, rising sea levels and a rising heat index, negatively affect our ability to predict the effects of natural disasters accurately. In addition, climate change may result in reduced availability of insurance for our borrowers, including insurance that protects property pledged as collateral, which could negatively affect our ability to predict credit losses accurately.
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
Old National is exposed to reputational risk.
Old National’s reputation is a key asset to its business. A negative public opinion of the Company and its business can result from any number of activities, including the Company’s lending practices, corporate governance and regulatory compliance, mergers and acquisitions, and actions taken by regulators or by community organizations in response to these activities. Significant harm to the Company’s reputation could also arise as a result of regulatory or governmental actions, litigation, employee misconduct or the activities of customers, other participants in the financial services industry or the Company’s contractual counterparties, such as service providers and vendors. A service disruption of the Company’s technology platforms or an impact to the Company’s branches could have a negative impact on a customer’s access to banking services, and harm the Company’s reputation with customers. In particular, a cybersecurity event impacting the Company’s or its customers’ data could have a negative impact on the Company’s reputation and customer confidence in the Company and its cybersecurity. Damage to the Company’s reputation could also adversely affect its credit ratings and access to the capital markets.

In addition, whereas negative public opinion once was primarily driven by adverse news coverage in traditional media, the increased use of social media platforms facilitates the rapid dissemination of information or misinformation, which magnifies the potential harm to the Company’s reputation.
Events that result in damage to the Company’s reputation may also increase our litigation risk, increase regulatory scrutiny of the Company and its business, affect our ability to attract and retain customers and employees and have other consequences that we may not be able to predict.
Credit Risk
If Old National’s actual credit losses for loans or debt securities exceed Old National’s allowance for credit losses on loans and debt securities, Old National’s net income will decrease. Also, future additions to Old National’s allowance for credit losses will reduce Old National’s future earnings.
Old National’s business depends on the creditworthiness of our clients. As with most financial institutions, we maintain allowances for credit losses for loans and debt securities to provide for defaults and nonperformance, which represent an estimate of expected losses over the remaining contractual lives of the loan and debt security portfolios. This estimate is the result of our continuing evaluation of specific credit risks and loss experience, current loan and debt security portfolio quality, present economic, political, and regulatory conditions, industry concentrations, reasonable and supportable forecasts for future conditions, and other factors that may indicate losses. The determination of the appropriate levels of the allowances for loan and debt security credit losses inherently involves a high degree of subjectivity and judgment and requires us to make estimates of current credit risks and future trends, all of which may undergo material changes. Generally, our nonperforming loans, other real estate owned, and other repossessed property reflect operating difficulties of individual borrowers and weaknesses in the economies of the markets we serve. The allowances may not be adequate to cover actual losses, and future allowance for credit losses could materially and adversely affect our financial condition, results of operations, and cash flows.
Also as described further in the risk factors above and as set forth below, the COVID-19 pandemic and Russia’s invasion of Ukraine have created economic and financial disruptions that have adversely affected, and may continue to adversely affect, customers.
Old National’s loan portfolio includes loans with a higher risk of loss.
Old National Bank originates commercial real estate loans, commercial loans, agricultural loans, consumer loans, and residential real estate loans primarily within Old National’s market areas. Commercial real estate, commercial, consumer, and agricultural loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. These loans also have greater credit risk than residential real estate for the following reasons:
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
•Agricultural Loans. Repayment is dependent upon the successful operation of the business, which is greatly dependent on many things outside the control of either Old National Bank or the borrowers. These factors include weather, input costs, commodity and land prices, and interest rates. In addition, the effects of climate change could materially enhance the credit risks related to agricultural loans in ways that we may not be able to predict.
In addition, as described further in this “Risk Factors” section, the Company’s credit risks may be increased by the impacts of inflation, poor or recessionary economic conditions and financial market volatility.
Growth in our commercial real estate loan portfolio over the past several years, and potential future growth, has resulted in, and may result in further, significant expense to implement risk management procedures and controls to effectively evaluate and monitor the portfolio. At December 31, 2022, commercial real estate loans, including owner occupied, investor, and real estate construction loans, totaled $12.5 billion, or 40%, of our total loan portfolio. Commercial real estate loans generally involve a greater degree of credit risk than residential mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control. For example, emerging and evolving factors such as the shift to work-from-home or hybrid-work arrangements, changing consumer preferences (including for online shopping), COVID-19-related restrictions and resulting changes in occupancy rates as a result of these and other trends have had, and in the future could have, a material effect on our borrowers’ ability to repay their loans.
If Old National forecloses on real property collateral, Old National may be subject to the increased costs associated with the ownership of real property, resulting in reduced revenues.
Old National may have to foreclose on collateral real property to protect Old National’s investment and may thereafter own and operate such property, in which case Old National will be exposed to the risks inherent in the ownership of real estate. The amount that Old National, as a mortgagee, may realize after a default is dependent upon factors outside of Old National’s control, including, but not limited to: (i) general or local economic conditions; (ii) neighborhood values; (iii) size, use, and location of the properties; (iv) interest rates; (v) real estate tax rates; (vi) operating expenses of the mortgaged properties; (vii) environmental remediation liabilities; (viii) ability to obtain and maintain adequate occupancy of the properties; (ix) zoning laws; (x) governmental rules, regulations and fiscal policies; and (xi) acts of God. Certain expenditures associated with the ownership of real estate, principally real estate taxes, insurance, and maintenance costs, may adversely affect the income from the real estate. Therefore, the cost of operating real property may exceed the income earned from such property, and Old National may have to advance funds in order to protect Old National’s investment or dispose of the real property at a loss. The foregoing expenditures and costs could adversely affect Old National’s ability to generate revenues, resulting in reduced levels of profitability.
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
•Old National’s announcement of new mergers, acquisitions, or other projects; and
•negative news about the Company or the financial services industry generally.
Changes in interest rates could adversely affect Old National’s results of operations and financial condition. The monetary, tax and other policies of governmental agencies, including the Federal Reserve, have a significant impact on interest rates and overall financial market performance over which the Company has no control and which the Company may not be able to anticipate adequately.
The Federal Reserve raised benchmark interest rates throughout 2022 and may continue to raise interest rates in response to economic conditions, particularly inflationary pressures. Old National’s earnings depend substantially on Old National’s interest rate spread, which is the difference between (i) the rates Old National earns on loans, securities, and other earning assets and (ii) the interest rates Old National pays on deposits and other borrowings. These rates are highly sensitive to many factors beyond Old National’s control, including general economic conditions and the policies of various governmental and regulatory authorities. When market interest rates rise, such as during 2022, Old National faces competitive pressure to increase the rates that Old National pays on deposits, which could result in a decrease of Old National’s net interest income. When market interest rates decline, Old National has experienced, and could in the future experience, fixed-rate loan prepayments and higher investment portfolio cash flows, resulting in a lower yield on earning assets. Sharp fluctuations in interest rates, such as the significant increases experienced during 2022, could enhance these risks. Old National’s earnings can also be impacted by the spread between short-term and long-term market interest rates.
The monetary, tax and other policies of the government and its agencies, including the Federal Reserve, have a significant impact on interest rates and overall financial market performance. These governmental policies can thus affect the activities and results of operations of banking organizations such as the Company. An important function of the Federal Reserve is to regulate the national supply of bank credit and certain interest rates. The actions of the Federal Reserve influence the rates of interest that the Company charges on loans and that the Company pays on borrowings and interest-bearing deposits and can also affect the value of the Company’s on-balance sheet and off-balance sheet financial instruments. Also, due to the impact on rates for short-term funding, the Federal Reserve’s policies influence, to a significant extent, the Company’s cost of such funding, and increases in short-term interest rates have in the past increased, and may in the future increase, the Company’s cost of short-term funding.
Changes in the method pursuant to which the LIBOR and other benchmark rates are determined could adversely impact our business and results of operations.
Our floating-rate funding, certain hedging transactions and certain of the products that we offer, such as floating-rate loans and mortgages, determine the applicable interest rate or payment amount by reference to a benchmark rate, such as LIBOR, or to an index, currency, basket, or other financial metric. The administrator of LIBOR has announced that the publication of the most commonly used U.S. Dollar LIBOR settings will cease to be provided or will cease to be representative after June 30, 2023. The publication of all other LIBOR settings ceased to be provided or ceased to be representative as of December 31, 2021. The U.S. federal banking agencies had also issued guidance strongly encouraging banking organizations to cease using the U.S. Dollar LIBOR as a reference rate in “new” contracts by December 31, 2021 at the latest. In March 2022, the LIBOR Act was signed into law. The LIBOR Act and its implementing regulations provide a uniform approach for replacing LIBOR as a reference interest rate in certain contracts as a matter of law. See “Business – Supervision and Regulation – LIBOR Act.”
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
The Company must maintain adequate sources of funding and liquidity.
The Company’s liquidity and ability to fund and operate its business could be materially adversely affected by a variety of conditions and factors, including financial and credit market disruptions and volatility or a lack of market or customer confidence in financial markets in general, which may result in a loss of customer deposits or outflows of cash or collateral and/or ability to access capital markets on favorable terms. Negative news about the Company or the financial services industry generally may reduce market or customer confidence in the Company, which could in turn materially adversely affect the Company’s liquidity and funding. Such reputational damage may result in the loss of customer deposits, the inability to sell or securitize loans or other assets, and downgrades in one or more of the Company’s credit ratings, and may also negatively affect the Company’s ability to access the capital markets. A downgrade in the Company’s credit ratings, which could result from general industry-wide or regulatory factors not solely related to the Company, could adversely affect the Company’s ability to borrow funds, including by raising the cost of borrowings substantially, and could cause creditors and business counterparties to raise collateral requirements or take other actions that could adversely affect Old National’s ability to raise capital. Many of the above conditions and factors may be caused by events over which Old National has little or no control. There can be no assurance that significant disruption and volatility in the financial markets will not occur in the future.
If the Company is unable to continue to fund assets through customer bank deposits or access funding sources on favorable terms or if the Company suffers an increase in borrowing costs or otherwise fails to manage liquidity effectively, the Company’s liquidity, operating margins, financial condition and results of operations may be materially adversely affected. The Company may also need to raise additional capital and liquidity through the issuance of stock, which could dilute the ownership of existing stockholders, or reduce or even eliminate common stock dividends or share repurchases to preserve capital and liquidity.
If the Company is unable to maintain or grow its deposits, it may be subject to paying higher funding costs.
The total amount that the Company pays for funding costs is dependent, in part, on the Company’s ability to maintain or grow its deposits. If the Company is unable to sufficiently maintain or grow its deposits to meet liquidity objectives, it may be subject to paying higher funding costs. The Company competes with banks and other financial services companies for deposits. Recent increases in short-term interest rates have resulted in and are expected to continue to result in more intense competition in deposit pricing. If competitors raise the rates they pay on deposits, the Company’s funding costs may increase, either because the Company raises rates to avoid losing deposits or because the Company loses deposits to competitors and must rely on more expensive sources of funding. Customers may also move noninterest-bearing deposits to interest bearing accounts, increasing the cost of those deposits. Checking and savings account balances and other forms of customer deposits may decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. The Company’s bank customers could withdraw their money and put it in alternative investments, causing the Company to lose a lower cost source of funding. Higher funding costs could reduce the Company’s net interest margin and net interest income.
Our wholesale funding sources may prove insufficient to replace deposits or support our future growth.
As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. These sources include brokered deposits, repurchase agreements, federal funds purchased, and Federal Home Loan Bank advances. Negative operating results or changes in industry conditions could lead to an inability to replace these additional funding sources at maturity. Our financial flexibility could be constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our results of operations and financial condition would be negatively affected.
Old National relies on dividends from Old National Bank for its liquidity.
Old National Bancorp is a separate and distinct legal entity from its subsidiaries. Old National Bancorp typically receives substantially all of its revenue from subsidiary dividends. These dividends are Old National Bancorp’s principal source of funds to pay dividends on common and preferred stock, pay interest and principal on its debt, and fund purchases of its common stock. Various federal and/or state laws and regulations, as well as regulatory expectations, limit the amount of dividends that Old National Bank and certain non-bank subsidiaries may pay. See “Item 1 — Business — Supervision and Regulation — Dividends Limitations” for a discussion of restrictions on dividends. Limitations on the Company’s ability to receive dividends from its subsidiaries could have a material adverse effect on its liquidity and ability to pay dividends on its stock or interest and principal on its debt, and ability to fund purchases of its common stock.
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
Although we devote significant resources to maintain and regularly upgrade our systems and processes that are designed to protect the security of our computer systems, software, networks, and other technology assets and the confidentiality, integrity, and availability of information belonging to us and our clients, there is no assurance that our security measures will provide absolute security. Further, to access our products and services our clients may use computers and mobile devices that are beyond our security control systems. In fact, many other financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyberattacks, and/or malicious code, or by means of phishing attacks, social engineering and other means.
As our reliance on technology systems increases, including as a result of work-from-home arrangements, the potential risks of technology-related interruptions in our operations or the occurrence of cyber incidents also increases. Our technologies, systems, networks and our customers’ devices are periodically the target of cyberattacks, and may be the target of future cyberattacks. Malicious actors may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information, including passwords and other identifying information, in order to gain access to data or our systems.
Certain financial institutions in the United States have also experienced attacks from technically sophisticated and well-resourced third parties that were intended to disrupt normal business activities by making internet banking systems inaccessible to clients for extended periods. These “denial-of-service” attacks typically do not breach data security systems, but require substantial resources to defend, and may affect client satisfaction and behavior. There have been several well-publicized attacks on various companies, including in the financial services industry, and personal, proprietary, and public e-mail systems in which the perpetrators gained unauthorized access to confidential information and customer data, often through the introduction of computer viruses or malware, cyberattacks, phishing, or other means. Even if not directed at the Company or its subsidiaries specifically, attacks on other entities with whom we do business or on whom we otherwise rely or attacks on financial or other institutions important to the overall functioning of the financial system could adversely affect, directly or indirectly, aspects of our business.
Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches, especially because the techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or associated with external service providers or who may be linked to terrorist organizations or hostile foreign governments. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our systems or to investigate and remediate vulnerabilities. System enhancements and updates may also create risks associated with implementing and integrating new systems. Due to the complexity and interconnectedness of information technology systems, the process of enhancing our systems can itself create a risk of systems disruptions and security issues.
If our security systems were penetrated or circumvented, it could cause serious negative consequences for us, including significant disruption of our operations, misappropriation of our confidential information or that of our clients, or damage our computers or systems and those of our clients and counterparties, and could result in violations of applicable privacy and other laws, financial loss to us or to our clients, loss of confidence in our security measures, client dissatisfaction, significant litigation exposure, regulatory action, and harm to our reputation, all of which could have a material adverse effect on us.

Old National is subject to laws and regulations relating to the privacy of the information of clients, employees or others, and any failure to comply with these laws and regulations could expose the Company to liability and/or reputational damage.
Old National is subject to laws and regulations relating to the privacy of the information of clients, employees or others, and any failure to comply with these laws and regulations could expose the Company to liability and/or reputational damage. Changes to customer data privacy laws and regulations may impose additional operational burdens on the Company, may limit the Company’s ability to pursue desirable business initiatives and increase the risks associated with any future use of customer data. Compliance with these laws and regulations may require changes to policies, procedures and technology for information security and segregation of data, which could, among other things, make the Company more vulnerable to operational failures, and to monetary penalties, litigation or regulatory enforcement actions for breach of such laws and regulations.
As privacy-related laws and regulations are implemented, they may also limit how companies like Old National can use customer data and impose obligations on companies in their management of such data. The time and resources needed for the Company to comply with such laws and regulations, as well as its potential liability for non-compliance and reporting obligations in the case of data breaches, may significantly increase.
We rely on third party vendors, which could expose Old National to additional cybersecurity and operational risks.
Third party vendors provide key components of our business infrastructure, including certain data processing and information services. Third parties may transmit confidential, propriety information on our behalf. Although we require third party providers to maintain certain levels of information security, such providers may remain vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious attacks that could ultimately compromise sensitive information. While we may contractually limit our liability in connection with attacks against third party providers, Old National remains exposed to the risk of loss associated with such vendors. In addition, operational errors, information system failures, or interruptions of vendors’ systems, or difficulty communicating with vendors, could expose us to disruption of operations, loss of service or connectivity to customers, reputational damage, and litigation risk that could have a material adverse effect on our business and, in turn, our financial condition and results of operations.
In addition, our operations are exposed to risk that vendors will not perform in accordance with the contracted arrangements under service level agreements. Although we have selected external vendors carefully, we do not control their actions. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements, because of changes in the vendor’s organizational structure, financial condition, support for existing products and services, or strategic focus or for any other reason, could be disruptive to our operations, which could have a material adverse effect on our business and, in turn, our financial condition and results of operations. Replacing a vendor, particularly a large national entity with a dominant market presence, such as a number of our current vendors, could also cause us to incur significant delay and expense.
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
Failure to successfully implement and integrate future system enhancements could adversely affect the Company’s ability to provide timely and accurate financial information in compliance with legal and regulatory requirements, which could result in sanctions from regulatory authorities. Future system enhancements could have higher than expected costs and/or result in operating inefficiencies, which could increase the costs associated with the implementation as well as ongoing operations.

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
Pandemics, acts of war or terrorism and other adverse external events could significantly affect Old National’s business.
Pandemics, including the COVID-19 pandemic, acts of war, military conflicts, including Russia’s invasion of Ukraine, or terrorism and other adverse external events, including severe weather and other natural disasters, could have a significant impact on the Company’s ability to conduct business. Such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. Although the Company has established disaster recovery plans and procedures, and monitors for significant environmental effects on its properties or its investments, the occurrence of any such event could have a material adverse effect on the Company.
For example, the COVID-19 pandemic has created economic and financial disruptions that have adversely affected, and may continue to adversely affect, the Company’s business, financial condition, liquidity, loans, asset quality, capital, and results of operations. The extent to which the COVID-19 pandemic will continue to negatively affect the Company will depend on future developments that are highly uncertain and cannot be predicted and many of which are outside of the Company’s control. These future developments may include the scope and duration of any surges in the COVID-19 pandemic, the emergence of new variants of COVID-19 and the continued effectiveness of vaccines against such variants, the continued effectiveness of the Company’s business continuity plan including work-from-home arrangements and staffing at branches and certain other facilities, the direct and indirect impact of the COVID-19 pandemic on the Company’s employees, clients, counterparties and service providers, as well as on other market participants, actions taken, or that may yet be taken, by governmental authorities and other third parties in response to the COVID-19 pandemic, and the effectiveness and public acceptance of vaccines for COVID-19.
Depending on the impact of the pandemic and Russia’s invasion of Ukraine on general economic and market conditions, consumer and corporate spending and investment and borrowing patterns, there is a risk that adverse conditions could occur, including supply chain disruptions; higher inflation; decreased demand for the Company’s products and services or those of its borrowers, which could increase credit risk; challenges related to maintaining sufficient qualified personnel due to labor shortages, talent attrition, employee illness, willingness to return to work; disruptions to business operations at the Company and at counterparties, vendors and other service providers.
The war between Russia and Ukraine has negatively affected the global economy. In addition, governments around the world have responded to Russia’s invasion by imposing economic sanctions and export controls on certain industry sectors and parties in Russia. Russia has responded with its own restrictions against investors and countries outside Russia and has proposed additional measures aimed at non-Russia owned businesses. Businesses in the U.S. and globally have experienced shortages in materials and increased costs for transportation, energy, and raw materials due in part to the negative effects of the war on the global economy. The escalation or continuation of the war between Russia and Ukraine or other hostilities could result in, among other things, further increased risk of cyberattacks, supply chain disruptions, higher inflation, lower consumer demand and increased volatility in commodity, currency, and other financial markets.
To the extent that pandemics, including the COVID-19 pandemic, acts of war, including Russia’s invasion of Ukraine, or terrorism and other external events adversely affect Old National’s business, financial, liquidity, capital, or results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
Old National is subject to environmental liability risk associated with lending activities.
A significant portion of the Company's loan portfolio is secured by real property. During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. There is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expenses and could materially reduce the affected property's value or limit the Company's ability to sell the affected property or to repay the indebtedness secured by the property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company's exposure to environmental liability. Although the Company has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company's business, financial condition, results of operations, and liquidity.
Old National’s reported financial condition and results of operations depend on management’s selection of accounting methods and require management to make estimates about matters that are uncertain.
Accounting policies and processes are fundamental to the Company’s reported financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the reported amounts of assets or liabilities and financial results. Several of Old National’s accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Pursuant to generally accepted accounting principles, management is required to make certain assumptions and estimates in preparing the Company’s financial statements. If assumptions or estimates underlying the Company’s financial statements are incorrect, the Company may experience material losses.
Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, valuing an asset or liability, or recognizing or reducing a liability. Old National has established detailed policies and control procedures with respect to these critical accounting estimates. However, because of the uncertainty surrounding judgments and the estimates pertaining to these matters, Old National could be required to adjust accounting policies or restate prior period financial statements if those judgments and estimates prove to be incorrect.
Legal, Regulatory, and Compliance Risks
We have risk related to legal proceedings.
We are involved in judicial, regulatory, and arbitration proceedings concerning matters arising from our business activities and fiduciary responsibilities. We establish reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. We may still incur legal costs for a matter even if we have not established a reserve. In addition, the actual cost of resolving a legal claim may be substantially higher than any amounts reserved for that matter. The ultimate resolution of a pending or future proceeding, depending on the remedy sought and granted, could materially adversely affect our results of operations and financial condition.
Old National operates in a highly regulated environment, and changes in laws and regulations to which Old National is subject may adversely affect Old National’s results of operations.
Old National operates in a highly regulated environment and is subject to extensive regulation, supervision, and examination by, among others, the OCC, the FDIC, the CFPB, and the Federal Reserve, and applicable state laws. Such regulation and supervision is primarily intended for the protection of the depositors and federal deposit insurance funds. In addition, the U.S. Department of the Treasury (the “U.S. Treasury”) has certain supervisory and oversight duties and responsibilities. See “Business – Supervision and Regulation” herein.
Our business is highly regulated and the laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change, and there have been significant revisions to the laws and regulations applicable to banks and bank holding companies that have been enacted or proposed in recent years. In addition, we expect that we will remain subject to extensive regulation and supervision, and that the level of regulatory scrutiny may fluctuate over time, based on numerous factors, including the OCC’s heightened standards, when applicable to us, changes in the U.S. presidential administration or one or both houses of Congress and public sentiment regarding financial institutions (which can be influenced by scandals and other incidents that involve participants in the industry). We are unable to predict the form or nature of any future changes to statutes or regulation, including the interpretation or implementation thereof. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, have and could in the future subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on our business, financial condition, and results of operations.
We may incur fines, penalties and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations.
The financial services industry is subject to significant regulation and scrutiny from bank supervisors in the examination process and aggressive enforcement of federal and state regulations, particularly with respect to mortgage-related practices and other consumer compliance matters, and compliance with anti-money laundering, BSA and OFAC regulations, and economic sanctions against certain foreign countries and nationals. Enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. In addition, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there were systems and procedures designed to ensure compliance in place at the time. There have been a number of significant enforcement actions in recent years by regulators, state attorneys general and the Department of Justice against banks and other non-bank financial institutions with respect to anti-money laundering and sanctions laws, and some have resulted in substantial penalties including criminal pleas. Although the Company has adopted policies and procedures designed to comply with these laws, any failure to comply with these laws and other regulations, or to maintain an adequate compliance program, could result in significant fines, penalties, lawsuits, regulatory sanctions, reputational damage, or restrictions on our business.
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
Old National is subject to regulations that require us to satisfy certain capital ratios, such as the ratio of our Tier 1 capital to our risk-based assets. Regulators have implemented and may, from time to time, implement changes to these regulatory capital adequacy requirements. If we are unable to satisfy these regulatory capital requirements, due to a decline in the value of our loan portfolio or otherwise, we will be required to improve such capital ratios by either raising additional capital or by disposing of assets. If we choose to dispose of assets, we cannot be certain that we will be able to do so at prices that we believe to be appropriate, and our future operating results could be negatively affected. If we choose to raise additional capital, we may accomplish this by selling additional shares of Common Stock, or securities convertible into or exchangeable for Common Stock, which could dilute the ownership percentage of holders of our Common Stock and cause the market price of our Common Stock to decline. Additionally, events or circumstances in the capital markets generally may increase our capital costs and impair our ability to raise capital at any given time. See “Business – Supervision and Regulation – Capital Adequacy” herein for further discussion on regulatory capital requirements applicable to the Company and Old National Bank.
Old National could be subject to adverse changes or interpretations of tax laws, tax audits, or challenges to our tax positions.
Old National is subject to federal and applicable state income tax laws and regulations. Income tax laws and regulations are often complex and require significant judgment in determining the Company’s effective tax rate and in evaluating the Company’s tax positions. Changes in tax laws, changes in interpretations, guidance or regulations that may be promulgated, or challenges to judgments or actions that the Company may take with respect to tax laws could negatively impact our current and future financial performance.
In addition, our determination of our tax liability is subject to review by applicable tax authorities. In the normal course of business, we are routinely subject to examinations and challenges from federal and applicable state and local taxing authorities regarding the amount of taxes due in connection with investments we have made and the businesses in which we have engaged. Recently, federal and state and local taxing authorities have been increasingly aggressive in challenging tax positions taken by financial institutions. The challenges made by taxing authorities may result in adjustments to the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. Any such challenges that are not resolved in our favor may adversely affect our effective tax rate, tax payments or financial condition.
Our earnings could be adversely impacted by incidences of fraud and compliance failure.
Financial institutions are inherently exposed to fraud risk. A fraud can be perpetrated by an employee, a vendor, or members of the general public, or by or at a client of Old National. We are most subject to fraud and compliance risk in connection with the origination of loans, ACH transactions, wire transactions, ATM transactions, and checking transactions. Our largest fraud risk, associated with the origination of loans, includes the intentional misstatement of information in property appraisals or other underwriting documentation provided to us by third parties. Compliance risk is the risk that loans are not originated in compliance with applicable laws and regulations and our standards. There can be no assurance that we can prevent or detect acts of fraud or violation of law or our compliance standards by the third parties that we deal with. Repeated incidences of fraud or compliance failures would adversely impact the performance of our loan portfolio.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
As of December 31, 2022, Old National and its affiliates operated a total of 263 banking centers located primarily throughout the Midwest region.  Of these facilities, 140 were owned and 123 were leased from unaffiliated third parties.  See Note 6 Leases to the consolidated financial statements included in Item 8 of Part II of this Form 10-K for additional information.
Old National also has several administrative offices located throughout its footprint, including its corporate headquarters located in Evansville, Indiana, which was purchased by Old National in 2016, as well as its leased commercial and consumer banking operations headquartered in Chicago, Illinois.

ITEM 3.    LEGAL PROCEEDINGS
See Note 20 Commitments, Contingencies, and Financial Guarantees to the consolidated financial statements included in Item 8 of Part II of this Form 10-K for information regarding certain legal proceedings in which we are involved.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Old National’s Common Stock is traded on the NASDAQ under the ticker symbol “ONB.”  There were 57,134 shareholders of record as of December 31, 2022. Old National did not sell any equity securities during 2022 that were not registered under the Securities Act of 1933.
The following table summarizes the purchases of Common Stock made by Old National during the fourth quarter of 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
10/1/22 - 10/31/22	815	$16.90	—	$136,093,633
11/1/22 - 11/30/22	3,173	19.54	—	136,093,633
12/1/22 - 12/31/22	11,017	15.96	—	136,093,633
Total	15,005	$16.77	—	$136,093,633
(1)Consists of shares acquired pursuant to the Company’s share-based incentive programs. Under the terms of the Company’s share-based incentive programs, the Company accepts previously owned shares of common stock surrendered to satisfy tax withholding obligations associated with the vesting of restricted stock.
(2)On February 17, 2022, the Company issued a press release announcing that its Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $200 million of the Company’s outstanding shares of common stock, as conditions warrant, through January 31, 2023. No shares were repurchased during the fourth quarter of 2022 under the Company’s Board-approved stock repurchase program.

The table below compares five-year cumulative total returns for our Common Stock to cumulative total returns of a broad-based equity market index and published industry indices. The comparison of shareholder returns (change in December year end stock price plus reinvested dividends) for each of the periods assumes that $100 was invested on December 31, 2017, in each of the common stock of the Company, the S&P 500 Index, the KBW NASDAQ Bank Index, and the KBW NASDAQ Regional Banking Index, with investment weighted on the basis of market capitalization.
Source: S&P Global Market Intelligence
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is an analysis of our results of operations for the fiscal years ended December 31, 2022, 2021, and 2020, and financial condition as of December 31, 2022 and 2021.  This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes.  This discussion contains forward-looking statements concerning our business.  Readers are cautioned that, by their nature, forward-looking statements are based on estimates and assumptions and are subject to risks, uncertainties, and other factors.  Actual results may differ materially from our expectations that are expressed or implied by any forward-looking statement.  The discussion in Item 1A, “Risk Factors,” lists some of the factors that could cause our actual results to vary materially from those expressed or implied by any forward-looking statements, and such discussion is incorporated into this discussion by reference.
GENERAL OVERVIEW
Old National is the largest financial holding company headquartered in the state of Indiana and the sixth largest Midwestern bank by asset size. The Company’s corporate headquarters and principal executive office are located in Evansville, Indiana with commercial and consumer banking operations headquartered in Chicago, Illinois. Old National, through Old National Bank, provides a wide range of banking services throughout the Midwest region, including commercial and consumer loan and depository services, and other traditional banking services.  Old National also provides services to supplement its traditional banking business including fiduciary and wealth management services, investment and brokerage services, investment consulting, and other financial services.

CORPORATE DEVELOPMENTS IN FISCAL 2022
Old National had a transformational year in 2022, evidenced by our merger with First Midwest, successful completion of all related systems conversions, solid client growth, and strong talent retention and attraction.  Key performance indicators experienced in 2022 included:

•net income applicable to common shareholders of $414.2 million, or $1.50 per diluted common share;
•net interest margin expansion of 58 basis points, reflective of strong loan growth and the higher rate environment;
•robust, broad-based loan growth of 12%;
•maintenance of a stable, low-cost deposit base along with a loan to deposit ratio of 89%;
•disciplined expense management; and
•excellent credit and capital metrics including net charge-offs to average loans of 0.06%.
Our net interest income increased to $1.3 billion during 2022, compared to $596.4 million in 2021 driven by the First Midwest merger, loan growth, and the higher rate environment.  Noninterest income increased from $214.2 million in 2021 to $399.8 million in 2022 reflecting the First Midwest merger and a $90.7 million gain on the sale of health savings accounts in the fourth quarter of 2022, partially offset by lower mortgage banking revenue, which was impacted by the higher rate environment, and, accordingly, lower production and gain on sale margins.  Our noninterest expenses increased from $501.4 million in 2021 to $1.0 billion in 2022 reflective of the additional operating costs associated with the First Midwest merger, as well as $120.9 million of merger-related expenses and $26.8 million for property optimization. In addition, higher incentive accruals resulting from strong performance contributed to the increase.

On February 15, 2022, Old National completed its previously announced merger of equals transaction with First Midwest. At closing, Old National acquired $21.9 billion of assets, including $14.3 billion of loans, and assumed $17.2 billion of deposits. Old National completed branding and all systems conversions in the third quarter of 2022.
On November 18, 2022, Old National completed its previously announced transaction with UMB, pursuant to which UMB acquired Old National’s business of acting as a qualified custodian for, and administering, health savings accounts. Old National served as custodian for health savings accounts comprised of both investment accounts and deposit accounts. At closing, the health savings accounts held in deposit accounts that were transferred totaled approximately $382 million and the transaction resulted in a $90.7 million pre-tax gain.
During the fourth quarter of 2022, Old National initiated certain property optimization actions that included the closure and consolidation of certain branches as well as other real estate repositioning across our footprint. These actions resulted in pre-tax charges of $26.8 million that are associated with valuation adjustments related to these locations and are recorded in noninterest expense.
In early December of 2022, Old National implemented several enhancements to its overdraft protection programs to provide clients with more flexibility. The changes included the elimination of the non-sufficient fund (“NSF”) fee when an item is returned, among other modifications that benefit consumers that will impact service charges on deposit accounts.
Pandemic Update

As previously disclosed, the COVID-19 pandemic has created economic and financial disruptions that continued to adversely affect our operations during 2022. Our historically disciplined underwriting practices, diverse and granular portfolios, and Midwest-based footprint have helped minimize the adverse impact to Old National. The pandemic has become less disruptive to the Company’s business, financial condition, results of operations, and its clients as of December 31, 2022 than in prior periods.
BUSINESS OUTLOOK
In 2022, Old National benefited from the tailwinds of the Federal Reserve’s target interest rate increases in general, and we enter 2023 proactively managing our balance sheet for a potential downshift in interest rates. Old National’s peer leading deposit franchise adds value in any economic cycle as deposits typically cost less than other types of funding. Our healthy commercial loan pipeline heading into 2023 bodes well for future organic growth, which remains a top priority for the Company.
Our transformational merger with First Midwest accelerated our evolution into a commercially-oriented regional bank that expects to consistently deliver top quartile performance. The accomplishment of merger-related cost saves and our enduring focus on the fundamentals of basic banking, including loan growth, expansion of revenue-generating businesses, prudent capital deployment, and expense management, will help us to deliver meaningful, positive operating leverage.
Organic loan growth continues to be our priority.  As we enter into 2023, our commercial loan production and pipeline are at robust levels, yet we continue to adhere to our disciplined underwriting process. We believe our approach to downgrading troubled credits early and a patient approach to resolving issues results in better outcomes for our clients and ultimately lower costs for Old National. Old National credit quality remains strong, and we have not experienced any specific sector credit related weaknesses, yet we will remain diligent in adhering to our risk profile and underwriting standards.
As we look ahead to 2023, we believe our increased scale, relationship banking approach, skilled team members, geographic reach, strong balance sheet, including our peer leading deposit franchise, and operating efficiency will allow us to continue to create value for our shareholders and drive positive operating leverage.

FINANCIAL HIGHLIGHTS
The following table sets forth certain financial highlights of Old National for the previous five quarters:

	Three Months Ended
(dollars and shares in thousands, except per share data)	December 31,	September 30,	June 30,	March 31,	December 31,
	2022	2022	2022	2022	2021
Income Statement:
Net interest income	$391,090	$376,589	$337,472	$222,785	$146,781
Taxable equivalent adjustment (1)	5,378	4,950	4,314	3,772	3,442
Net interest income - taxable equivalent basis	396,468	381,539	341,786	226,557	150,223
Provision for credit losses (2)	11,408	15,490	9,165	108,736	(1,332)
Noninterest income	165,037	80,385	89,117	65,240	51,484
Noninterest expense (2)	282,675	262,444	277,475	215,589	131,355
Net income (loss) available to common shareholders	$196,701	$136,119	$110,952	$(29,603)	$56,188
Per Common Share Data:
Weighted average diluted common shares	293,131	292,483	291,881	227,002	166,128
Net income (loss) (diluted)	$0.67	$0.47	$0.38	$(0.13)	$0.34
Cash dividends	0.14	0.14	0.14	$0.14	$0.14
Common dividend payout ratio (3)	21%	30%	37%	(108)%	41%
Book value	$16.68	$16.05	$16.51	$17.03	$18.16
Stock price	17.98	16.47	14.79	16.38	18.12
Tangible common book value (4)	9.42	8.75	9.23	9.71	11.70
Performance Ratios:
Return on average assets	1.74%	1.22%	1.01%	(0.31)%	0.93%
Return on average common equity	16.77	11.13	9.08	(2.89)	7.49
Return on tangible common equity (4)	29.25	22.07	17.21	(3.61)	11.98
Return on average tangible common equity (4)	31.53	20.49	16.93	(4.03)	12.07
Net interest margin (4)	3.85	3.71	3.33	2.88	2.77
Efficiency ratio (4)	49.12	55.26	62.72	72.32	63.98
Efficiency ratio (prior presentation) (5)	N/A	56.17	62.70	76.15	64.27
Net charge-offs (recoveries) to average loans	0.05	0.10	0.02	0.05	(0.04)
Allowance for credit losses on loans to ending loans	0.98	0.99	0.97	0.99	0.79
Allowance for credit losses (6) to ending loans	1.08	1.08	1.05	1.07	0.87
Non-performing loans to ending loans	0.81	0.81	0.78	0.88	0.92
Balance Sheet:
Total loans	$31,123,641	$30,528,933	$29,553,648	$28,336,244	$13,601,846
Total assets	46,763,372	46,215,526	45,748,355	45,834,648	24,453,564
Total deposits	35,000,830	36,053,663	35,538,975	35,607,390	18,569,195
Total borrowed funds	5,586,314	4,264,750	4,384,411	4,347,560	2,575,240
Total shareholders' equity	5,128,595	4,943,383	5,078,783	5,232,114	3,012,018
Capital Ratios:
Risk-based capital ratios:
Tier 1 common equity	10.03%	9.88%	9.90%	10.04%	12.04%
Tier 1	10.71	10.58	10.63	10.79	12.04
Total	12.02	11.84	12.03	12.19	12.77
Leverage ratio (to average assets)	8.52	8.26	8.19	10.58	8.59
Total equity to assets (averages)	10.70	11.18	11.22	12.03	12.35
Tangible common equity to tangible assets (4)	6.18	5.82	6.20	6.51	8.30
Nonfinancial Data:
Full-time equivalent employees	3,967	4,008	4,196	4,333	2,374
Banking centers	263	263	266	267	162
(1)Calculated using the federal statutory tax rate in effect of 21% for all periods.
(2)Provision for unfunded loan commitments is included in the provision for credit losses. The reclassification of the provision for unfunded loan commitments out of other expense as a component of noninterest expense was made to prior period amounts to conform to the current period presentation.
(3)Cash dividends per share divided by net income per share (basic).
(4)Represents a non-GAAP financial measure.  Refer to the “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.
(5)Presented as calculated prior to December 31, 2022, which included the provision for unfunded loan commitments in noninterest expense. Management believes that removing the provision for unfunded loan commitments from this metric enhances comparability for peer comparison purposes.
(6)Includes the allowance for credit losses on loans and unfunded loan commitments.

The following table sets forth certain financial highlights of Old National for the year-to-date periods:

	Years Ended December 31,
(dollars and shares in thousands, except per share data)	2022	2021
Income Statement:
Net interest income	$1,327,936	$596,400
Taxable equivalent adjustment (1)	18,414	13,913
Net interest income - taxable equivalent basis	1,346,350	610,313
Provision for credit losses (2)	144,799	(29,622)
Noninterest income	399,779	214,219
Noninterest expense (2)	1,038,183	501,379
Net income available to common shareholders	$414,169	$277,538
Per Common Share Data:
Weighted average diluted common shares	276,688	165,929
Net income (diluted)	$1.50	$1.67
Cash dividends	$0.56	$0.56
Common dividend payout ratio (3)	37%	33%
Book value	$16.68	$18.16
Stock price	17.98	18.12
Tangible common book value (4)	9.42	11.70
Performance Ratios:
Return on average assets	0.99%	1.17%
Return on average common equity	8.92	9.26
Return on tangible common equity (4)	15.72	14.74
Return on average tangible common equity (4)	16.34	14.89
Net interest margin (4)	3.47	2.89
Efficiency ratio (4)	57.97	59.75
Efficiency ratio (prior presentation) (5)	N/A	59.65
Net charge-offs (recoveries) to average loans	0.06	(0.03)
Allowance for credit losses on loans to ending loans	0.98	0.79
Allowance for credit losses (6) to ending loans	1.08	0.87
Non-performing loans to ending loans	0.81	0.92
Balance Sheet:
Total loans	$31,123,641	$13,601,846
Total assets	46,763,372	24,453,564
Total deposits	35,000,830	18,569,195
Total borrowed funds	5,586,314	2,575,240
Total shareholders' equity	5,128,595	3,012,018
Capital Ratios:
Risk-based capital ratios:
Tier 1 common equity	10.03%	12.04%
Tier 1	10.71	12.04
Total	12.02	12.77
Leverage ratio (to average assets)	8.52	8.59
Total equity to assets (averages)	11.23	12.60
Tangible common equity to tangible assets (4)	6.18	8.30
Nonfinancial Data:
Full-time equivalent employees	3,967	2,374
Banking centers	263	162
(1)Calculated using the federal statutory tax rate in effect of 21% for all periods.
(2)Provision for unfunded loan commitments is included in the provision for credit losses. The reclassification of the provision for unfunded loan commitments out of other expense as a component of noninterest expense was made to prior period amounts to conform to the current period presentation.
(3)Cash dividends per share divided by net income per share (basic).
(4)Represents a non-GAAP financial measure.  Refer to the “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.
(5)Presented as calculated prior to December 31, 2022, which included the provision for unfunded loan commitments in noninterest expense. Management believes that removing the provision for unfunded loan commitments from this metric enhances comparability for peer comparison purposes.
(6)Includes the allowance for credit losses on loans and unfunded loan commitments.

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
The taxable equivalent adjustment to net interest income and net interest margin recognizes the income tax savings when comparing taxable and tax-exempt assets. Interest income and yields on tax-exempt securities and loans are presented using the current federal income tax rate of 21%. Management believes that it is standard practice in the banking industry to present net interest income and net interest margin on a fully tax-equivalent basis and that it may enhance comparability for peer comparison purposes.
In management’s view, tangible common equity measures are capital adequacy metrics that may be meaningful to the Company, as well as analysts and investors, in assessing the Company’s use of equity and in facilitating comparisons with peers. These non-GAAP measures are valuable indicators of a financial institution’s capital strength since they eliminate intangible assets from shareholders’ equity and retain the effect of AOCI in shareholders’ equity.
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

The following table presents GAAP to non-GAAP reconciliations for the previous five quarters:

	Three Months Ended
(dollars and shares in thousands, except per share data)	December 31,	September 30,	June 30,	March 31,	December 31,
	2022	2022	2022	2022	2021
Tangible common book value:
Shareholders' common equity	$4,884,876	$4,699,664	$4,835,064	$4,988,395	$3,012,018
Deduct: Goodwill and intangible assets	2,125,121	2,135,792	2,131,815	2,144,609	1,071,672
Tangible shareholders' common equity (1)	$2,759,755	$2,563,872	$2,703,249	$2,843,786	$1,940,346
Period end common shares	292,903	292,880	292,893	292,959	165,838
Tangible common book value (1)	9.42	8.75	9.23	9.71	11.70
Return on tangible common equity:
Net income (loss) applicable to common shares	$196,701	$136,119	$110,952	$(29,603)	$56,188
Add: Intangible amortization (net of tax) (2)	5,090	5,317	5,378	3,934	1,930
Tangible net income (loss) (1)	$201,791	$141,436	$116,330	$(25,669)	$58,118
Tangible shareholders' common equity (1) (see above)	$2,759,755	$2,563,872	$2,703,249	$2,843,786	$1,940,346
Return on tangible common equity (1)	29.25%	22.07%	17.21%	(3.61)%	11.98%
Return on average tangible common equity:
Tangible net income (loss) (1) (see above)	$201,791	$141,436	$116,330	$(25,669)	$58,118
Average shareholders' common equity	$4,692,863	$4,890,434	$4,886,181	$4,101,206	$2,998,825
Deduct: Average goodwill and intangible assets	2,132,480	2,129,858	2,136,964	1,550,624	1,072,986
Average tangible shareholders' common equity (1)	$2,560,383	$2,760,576	$2,749,217	$2,550,582	$1,925,839
Return on average tangible common equity (1)	31.53%	20.49%	16.93%	(4.03)%	12.07%
Net interest margin:
Net interest income	$391,090	$376,589	$337,472	$222,785	$146,781
Taxable equivalent adjustment	5,378	4,950	4,314	3,772	3,442
Net interest income - taxable equivalent basis (1)	$396,468	$381,539	$341,786	$226,557	$150,223
Average earning assets	$41,206,695	$41,180,026	$41,003,338	$31,483,553	$21,670,723
Net interest margin (1)	3.85%	3.71%	3.33%	2.88%	2.77%
Efficiency ratio:
Noninterest expense	$282,675	$262,444	$277,475	$215,589	$131,355
Deduct: Intangible amortization expense	6,787	7,089	7,170	4,811	2,573
Adjusted noninterest expense (1)	$275,888	$255,355	$270,305	$210,778	$128,782
Net interest income - taxable equivalent basis (1) (see above)	$396,468	$381,539	$341,786	$226,557	$150,223
Noninterest income	165,037	80,385	89,117	65,240	51,484
Deduct: Debt securities gains (losses), net	(173)	(172)	(85)	342	435
Adjusted total revenue (1)	$561,678	$462,096	$430,988	$291,455	$201,272
Efficiency ratio	49.12%	55.26%	62.72%	72.32%	63.98%
Tangible common equity to tangible assets:
Tangible shareholders' equity (1) (see above)	$2,759,755	$2,563,872	$2,703,249	$2,843,786	$1,940,346
Assets	$46,763,372	$46,215,526	$45,748,355	$45,834,648	$24,453,564
Add: Trust overdrafts	—	—	—	1	—
Deduct: Goodwill and intangible assets	2,125,121	2,135,792	2,131,815	2,144,609	1,071,672
Tangible assets (1)	$44,638,251	$44,079,734	$43,616,540	$43,690,040	$23,381,892
Tangible common equity to tangible assets (1)	6.18%	5.82%	6.20%	6.51%	8.30%
(1)Represents a non-GAAP financial measure.
(2)Calculated using management’s estimate of the annual fully taxable equivalent rates (federal and state).

The following table presents GAAP to non-GAAP reconciliations for the year-to-date periods:

	Years Ended December 31,
(dollars and shares in thousands, except per share data)	2022	2021
Tangible common book value:
Shareholders' common equity	$4,884,876	$3,012,018
Deduct: Goodwill and intangible assets	2,125,121	1,071,672
Tangible shareholders' common equity (1)	$2,759,755	$1,940,346
Period end common shares	292,903	165,838
Tangible common book value (1)	9.42	11.70
Return on tangible common equity:
Net income (loss) applicable to common shares	$414,169	$277,538
Add: Intangible amortization (net of tax) (2)	19,718	8,502
Tangible net income (loss) (1)	$433,887	$286,040
Tangible shareholders' common equity (1) (see above)	$2,759,755	$1,940,346
Return on tangible common equity (1)	15.72%	14.74%
Return on average tangible common equity:
Tangible net income (loss) (1) (see above)	$433,887	$286,040
Average shareholders' common equity	$4,644,971	$2,997,520
Deduct: Average goodwill and intangible assets	1,989,466	1,077,065
Average tangible shareholders' common equity (1)	$2,655,505	$1,920,455
Return on average tangible common equity (1)	16.34%	14.89%
Net interest margin:
Net interest income	$1,327,936	$596,400
Taxable equivalent adjustment	18,414	13,913
Net interest income - taxable equivalent basis (1)	$1,346,350	$610,313
Average earning assets	$38,751,786	$21,152,209
Net interest margin (1)	3.47%	2.89%
Efficiency ratio:
Noninterest expense	$1,038,183	$501,379
Deduct: Intangible amortization expense	25,857	11,336
Adjusted noninterest expense (1)	$1,012,326	$490,043
Net interest income - taxable equivalent basis (1) (see above)	$1,346,350	$610,313
Noninterest income	399,779	214,219
Deduct: Debt securities gains (losses), net	(88)	4,327
Adjusted total revenue (1)	$1,746,217	$820,205
Efficiency ratio	57.97%	59.75%
Tangible common equity to tangible assets:
Tangible shareholders' equity (1) (see above)	$2,759,755	$1,940,346
Assets	$46,763,372	$24,453,564
Deduct: Goodwill and intangible assets	2,125,121	1,071,672
Tangible assets (1)	$44,638,251	$23,381,892
Tangible common equity to tangible assets (1)	6.18%	8.30%
(1)Represents a non-GAAP financial measure.
(2)Calculated using management’s estimate of the annual fully taxable equivalent rates (federal and state).

RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National:

	Years Ended December 31,
(dollars in thousands, except per share data)	2022	2021	2020
Income Statement Summary:
Net interest income	$1,327,936	$596,400	$596,094
Provision for credit losses	144,799	(29,622)	42,879
Noninterest income	399,779	214,219	239,274
Noninterest expense	1,038,183	501,379	536,933
Net income applicable to common shareholders	414,169	277,538	226,409
Net income per common share - diluted	1.50	1.67	1.36
Other Data:
Return on average common equity	8.92%	9.26%	7.87%
Return on tangible common equity (1)	15.72%	14.74%	12.54%
Return on average tangible common equity (1)	16.34%	14.89%	13.27%
Efficiency ratio (1)	57.97%	59.75%	62.38%
Efficiency ratio (prior presentation) (2)	N/A	59.65%	62.91%
Tier 1 leverage ratio	8.52%	8.59%	8.20%
Net charge-offs (recoveries) to average loans	0.06%	(0.03)%	0.02%
(1)    Represents a non-GAAP financial measure.  Refer to “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.
(2)    Presented as calculated prior to December 31, 2022, which included the provision for unfunded loan commitments in noninterest expense. Management believes that removing the provision for unfunded loan commitments from this metric enhances comparability for peer comparison purposes.
Comparison of Fiscal Years 2022 and 2021
Net Interest Income

Net interest income is the most significant component of our earnings, comprising 77% of 2022 revenues.  Net interest income and net interest margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations.  Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of interest-earning assets and interest-bearing liabilities.
Interest rates increased significantly during 2022. The Federal Reserve’s Federal Funds range is currently in a target range of 4.25% to 4.50%, with the Effective Federal Funds Rate at 4.33% at December 31, 2022. The Federal Reserve is expected to continue to increase the Federal Funds Rate into 2023. Management actively takes balance sheet restructuring, derivative, and deposit pricing actions to help mitigate interest rate risk. See the section of this Item 7 titled “Market Risk” for additional information regarding this risk.
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

	2022			2021			2020
(Taxable equivalent basis, dollars in thousands)	Average Balance	Income (1)/ Expense	Yield/ Rate	Average Balance	Income (1)/ Expense	Yield/ Rate	Average Balance	Income (1)/ Expense	Yield/ Rate
Earning Assets
Money market and other interest- earning investments	$812,296	$2,814	0.35%	$450,158	$589	0.13%	$174,494	$568	0.33%
Investment securities:
Treasury and government- sponsored agencies	2,290,229	47,932	2.09	1,573,855	24,209	1.54	547,054	12,124	2.22
Mortgage-backed securities	5,562,442	129,411	2.33	3,356,950	60,479	1.80	3,246,520	70,611	2.17
States and political subdivisions	1,805,433	57,688	3.20	1,548,939	50,115	3.24	1,347,490	47,034	3.49
Other securities	687,926	24,133	3.51	443,606	10,680	2.41	485,430	11,990	2.47
Total investment securities	10,346,030	259,164	2.50	6,923,350	145,483	2.10	5,626,494	141,759	2.52
Loans: (2)
Commercial	8,252,237	397,228	4.81	3,763,099	138,063	3.67	3,843,089	140,473	3.66
Commercial real estate	11,147,967	489,499	4.39	6,168,146	228,568	3.71	5,477,562	234,670	4.28
Residential real estate loans	5,622,901	201,637	3.59	2,269,989	83,578	3.68	2,352,444	94,202	4.00
Consumer	2,570,355	122,274	4.76	1,577,467	56,281	3.57	1,684,598	65,222	3.87
Total loans	27,593,460	1,210,638	4.39	13,778,701	506,490	3.68	13,357,693	534,567	4.00
Total earning assets	38,751,786	$1,472,616	3.80%	21,152,209	$652,562	3.09%	19,158,681	$676,894	3.53%
Less: Allowance for credit losses on loans	(261,534)			(117,436)			(115,321)
Non-Earning Assets
Cash and due from banks	355,391			256,860			327,053
Other assets	4,404,057			2,492,054			2,414,602
Total assets	$43,249,700			$23,783,687			$21,785,015
Interest-Bearing Liabilities
Checking and NOW accounts	$8,104,844	$21,321	0.26%	$4,974,477	$2,080	0.04%	$4,465,120	$5,450	0.12%
Savings accounts	6,342,697	3,367	0.05	3,648,019	2,003	0.05	3,113,435	3,156	0.10
Money market accounts	4,961,159	11,882	0.24	2,092,661	1,756	0.08	1,866,197	4,585	0.25
Time deposits	2,358,731	12,523	0.53	1,020,359	5,115	0.50	1,421,216	14,978	1.05
Total interest-bearing deposits	21,767,431	49,093	0.23	11,735,516	10,954	0.09	10,865,968	28,169	0.26
Federal funds purchased and interbank borrowings	151,243	5,021	3.32	1,113	—	—	138,257	1,296	0.94
Securities sold under agreements to repurchase	440,619	843	0.19	392,777	397	0.10	375,961	854	0.23
FHLB advances	2,986,006	51,524	1.73	1,902,407	21,075	1.11	2,055,155	27,274	1.33
Other borrowings	619,659	19,785	3.19	269,484	9,823	3.65	242,642	9,621	3.96
Total borrowed funds	4,197,527	77,173	1.84	2,565,781	31,295	1.22	2,812,015	39,045	1.39
Total interest-bearing liabilities	$25,964,958	$126,266	0.49%	$14,301,297	$42,249	0.30%	$13,677,983	$67,214	0.49%
Noninterest-Bearing Liabilities and Shareholders' Equity
Demand deposits	11,750,306			6,163,937			4,945,506
Other liabilities	676,940			320,933			286,066
Shareholders' equity	4,857,496			2,997,520			2,875,460
Total liabilities and shareholders' equity	$43,249,700			$23,783,687			$21,785,015

Net interest income - taxable equivalent basis		$1,346,350	3.47%		$610,313	2.89%		$609,680	3.18%
Taxable equivalent adjustment		(18,414)			(13,913)			(13,586)
Net interest income (GAAP)		$1,327,936	3.43%		$596,400	2.82%		$596,094	3.11%
(1)Interest income is reflected on a fully taxable equivalent basis.
(2)Includes loans held for sale.

The following table presents fluctuations in taxable equivalent net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid for the years ended December 31.

	From 2021 to 2022			From 2020 to 2021
	Total	Attributed to		Total	Attributed to
(dollars in thousands)	Change (1)	Volume	Rate	Change (1)	Volume	Rate
Interest Income
Money market and other interest-earning investments	$2,225	$865	$1,360	$21	$628	$(607)
Investment securities (2)	113,681	78,830	34,851	3,724	29,963	(26,239)
Loans (2)	704,148	556,963	147,185	(28,077)	16,163	(44,240)
Total interest income	820,054	636,658	183,396	(24,332)	46,754	(71,086)
Interest Expense
Checking and NOW deposits	19,241	4,770	14,471	(3,370)	419	(3,789)
Savings deposits	1,364	1,299	65	(1,153)	417	(1,570)
Money market deposits	10,126	4,644	5,482	(2,829)	371	(3,200)
Time deposits	7,408	6,897	511	(9,863)	(3,127)	(6,736)
Federal funds purchased and interbank borrowings	5,021	2,492	2,529	(1,296)	(640)	(656)
Securities sold under agreements to repurchase	446	70	376	(457)	27	(484)
Federal Home Loan Bank advances	30,449	15,351	15,098	(6,199)	(1,859)	(4,340)
Other borrowings	9,962	11,972	(2,010)	202	1,021	(819)
Total interest expense	84,017	47,495	36,522	(24,965)	(3,371)	(21,594)
Net interest income	$736,037	$589,163	$146,874	$633	$50,125	$(49,492)
(1)    The variance not solely due to rate or volume is allocated equally between the rate and volume variance.
(2)    Interest on investment securities and loans includes the effect of taxable equivalent adjustments of $11.5 million and $6.9 million, respectively, in 2022; $9.9 million and $4.0 million, respectively, in 2021; and $8.9 million and $4.7 million, respectively, in 2020; using the federal statutory tax rate in effect of 21%.
The increase in net interest income in 2022 when compared to 2021 was primarily due to higher average earning assets as a result of the merger, loan growth, higher rates, and higher accretion income. Partially offsetting these increases were higher average interest-bearing liabilities as a result of the merger, lower interest and fees related to PPP loans, and higher costs of average interest-bearing liabilities.  Accretion income associated with acquired loans and borrowings totaled $86.4 million in 2022, compared to $16.7 million in 2021.  Net interest income in 2022 included $6.9 million of interest and net fees on PPP loans, compared to $44.4 million in 2021. There were no unamortized fees on remaining PPP loans at December 31, 2022.
The increase in the net interest margin on a fully taxable equivalent basis in 2022 when compared to 2021 was primarily due to higher yields on interest earning assets, partially offset by higher costs of interest-bearing liabilities. The yield on average earning assets increased 71 basis points from 3.09% in 2021 to 3.80% in 2022 and the cost of interest-bearing liabilities increased 19 basis points from 0.30% in 2021 to 0.49% in 2022.  Average earning assets increased by $17.6 billion, or 83%.  The increase in average earning assets consisted of a $3.4 billion increase in investment securities, a $13.8 billion increase in loans, and a $362.1 million increase in money market and other interest-earning investments.  Average interest-bearing liabilities increased $11.7 billion, or 82%.  The increase in average interest-bearing liabilities consisted of an $10.0 billion increase in interest-bearing deposits, a $150.1 million increase in federal funds purchased and interbank borrowings, a $47.8 million increase in securities sold under agreements to repurchase, a $1.1 billion increase in FHLB advances, and a $350.2 million increase in other borrowings.  Average noninterest-bearing deposits increased by $5.6 billion.
The increase in average earning assets in 2022 compared to 2021 was primarily due to the merger with First Midwest and strong loan growth.  The loan portfolio, including loans held for sale, which generally has an average yield higher than the investment portfolio, was 71% of average interest earning assets in 2022, compared to 65% in 2021.
Average loans including loans held for sale increased $13.8 billion in 2022 compared to 2021 primarily due to the First Midwest merger and strong organic loan growth.
Average investments increased $3.4 billion in 2022 compared to 2021 reflecting the First Midwest merger.

Average non-interest-bearing deposits increased $5.6 billion in 2022 compared to 2021 primarily due to the First Midwest merger.  Average interest-bearing deposits increased $10.0 billion in 2022 compared to 2021 driven by the First Midwest merger.
Average borrowed funds increased $1.6 billion in 2022 compared to 2021 primarily due to the First Midwest merger.
Provision for Credit Losses
Old National recorded a provision for credit losses of $144.8 million in 2022, compared to a recapture of $29.6 million in 2021.  Net charge-offs totaled $16.1 million in 2022, which included $11.2 million of net charge-offs on PCD loans, compared to net recoveries of $4.8 million in 2021.  The provision for credit losses on loans in 2022 included $96.3 million to establish an allowance for credit losses on non-PCD loans acquired in the First Midwest merger. Provision for credit losses on unfunded loan commitments totaled $21.3 million in 2022, including $11.0 million for unfunded loan commitments acquired in the First Midwest merger. Recapture of credit losses on unfunded loan commitments totaled $0.8 million in 2021. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, provision expense may be volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.  For additional information about non-performing loans, charge-offs, and additional items impacting the provision, refer to the “Risk Management – Credit Risk” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Noninterest Income
We generate revenues in the form of noninterest income through client fees, sales commissions, and gains and losses from our core banking franchise and other related businesses, such as wealth management, investment consulting, and investment products.  This source of revenue as a percentage of total revenue was 23% in 2022 compared to 26% in 2021.
The following table details the components of noninterest income:

	Years Ended December 31,			% Change From Prior Year
(dollars in thousands)	2022	2021	2020	2022	2021
Wealth management fees	$69,102	$40,409	$36,806	71.0%	9.8%
Service charges on deposit accounts	72,501	31,658	32,557	129.0	(2.8)
Debit card and ATM fees	40,227	23,766	22,702	69.3	4.7
Mortgage banking revenue	23,015	42,558	62,775	(45.9)	(32.2)
Investment product fees	31,749	24,639	21,614	28.9	14.0
Capital markets income	25,986	21,997	22,480	18.1	(2.1)
Company-owned life insurance	14,564	10,589	12,031	37.5	(12.0)
Debt securities gains (losses), net	(88)	4,327	10,767	(102.0)	(59.8)
Gain on sale of health savings accounts	90,673	—	—	N/A	N/A
Other income	32,050	14,276	17,542	124.5	(18.6)
Total noninterest income	$399,779	$214,219	$239,274	86.6%	(10.5)%

Noninterest income to total revenue (1)	22.9%	26.0%	28.2%
(1)Total revenue includes the effect of a taxable equivalent adjustment of $18.4 million in 2022, $13.9 million in 2021, and $13.6 million in 2020.
The increase in noninterest income in 2022 compared to 2021 was primarily due to the First Midwest merger in February of 2022 and a $90.7 million gain on the sale of health savings accounts in the fourth quarter of 2022. The increase in noninterest income was partially offset by lower mortgage banking revenue, which was impacted by the higher rate environment, and, accordingly, lower production and gain on sale margins. In addition, wealth management fees were negatively impacted by current market conditions.

On November 18, 2022, Old National completed its previously announced transaction with UMB, pursuant to which UMB acquired Old National’s business of acting as a qualified custodian for, and administering, health savings accounts. Old National served as custodian for health savings accounts comprised of both investment accounts and deposit accounts. At closing, the health savings accounts held in deposit accounts that were transferred totaled approximately $382 million and the transaction resulted in a $90.7 million pre-tax gain.
Noninterest Expense
The following table details the components of noninterest expense:

	Years Ended December 31,			% Change From Prior Year
(dollars in thousands)	2022	2021	2020	2022	2021
Salaries and employee benefits	$575,626	$284,098	$293,590	102.6%	(3.2)%
Occupancy	100,421	54,834	55,316	83.1	(0.9)
Equipment	27,637	16,704	16,690	65.5	0.1
Marketing	32,264	12,684	10,874	154.4	16.6
Data processing	84,865	47,047	41,086	80.4	14.5
Communication	18,846	10,073	9,731	87.1	3.5
Professional fees	39,046	20,077	15,755	94.5	27.4
FDIC assessment	19,332	6,059	6,722	219.1	(9.9)
Amortization of intangibles	25,857	11,336	14,091	128.1	(19.6)
Amortization of tax credit investments	10,961	6,770	18,788	61.9	(64.0)
Property optimization	26,818	—	27,050	N/A	(100.0)
Other expense	76,510	31,697	27,240	141.4	16.4
Total noninterest expense	$1,038,183	$501,379	$536,933	107.1%	(6.6)%
Noninterest expense increased $536.8 million in 2022 compared to 2021 reflective of the additional operating costs associated with the First Midwest merger, as well as $120.9 million of merger-related expenses and $26.8 million for property optimization. In addition, higher incentive accruals resulting from strong performance contributed to the increase. Noninterest expense for 2021 included $14.6 million of merger-related expenses.
During the fourth quarter of 2022, Old National initiated certain property optimization actions that included the closure and consolidation of certain branches as well as other real estate repositioning across our footprint. These actions resulted in expenses totaling $26.8 million that are associated with valuation adjustments related to these locations.
Amortization of tax credit investments increased $4.2 million in 2022 compared to 2021.  The recognition of tax credit amortization expense is contingent upon the successful completion of the rehabilitation of a historic building or completion of a solar project within the reporting period. Many factors including weather, labor availability, building regulations, inspections, and other unexpected construction delays related to a rehabilitation project can cause a project to exceed its estimated completion date.  See Note 9 to the consolidated financial statements for additional information on our tax credit investments.
Provision for Income Taxes
We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes.  The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by a tax benefit from our tax credit investments and interest on tax-exempt securities and loans.  The effective tax rate was 21.4% in 2022 compared to 18.1% in 2021.  The higher effective tax rate in 2022 compared to 2021 reflected the increase in pre-tax book income and higher post-merger estimated state effective tax rates.  An increase in non-deductible officer compensation also contributed to the higher tax rate, the majority of which was merger related. See Note 15 to the consolidated financial statements for additional details on Old National’s income tax provision.

Comparison of Fiscal Years 2021 and 2020
In 2021, we generated net income applicable to common shareholders of $277.5 million and diluted net income per common share of $1.67 compared to $226.4 million and diluted net income per common share of $1.36, respectively, in 2020. The 2021 earnings included a $0.3 million increase in net interest income, a $35.6 million decrease in noninterest expense, and a $72.5 million decrease in provision for credit losses.  These favorable variances in net income applicable to common shareholders were partially offset by $25.1 million decrease in noninterest income and a $32.2 million increase in income tax expense.  High commercial loan production and mortgage production, consistently strong credit quality metrics, and low cost of total deposits all contributed to favorable 2021 performance when compared to 2020.
Net interest income increased slightly to $596.4 million in 2021, compared to $596.1 million in 2020.  Taxable equivalent net interest income was $610.3 million in 2021, compared to $609.7 million in 2020.  Average earning assets increased by $2.0 billion in 2021 and the yield on average earning assets decreased 44 basis points from 3.53% in 2020 to 3.09% in 2021.
The provision for credit losses was a recapture of $29.6 million in 2021, compared to an expense of $42.9 million in 2020. Charge-offs remained low during 2021 and we continued to see positive trends in credit quality.
Noninterest income decreased $25.1 million in 2021 compared to 2020 reflecting lower mortgage banking revenue and lower debt securities gains.
Noninterest expense decreased $35.6 million in 2021 compared to 2020 reflecting higher charges related to the ONB Way strategic initiative in 2020 and lower amortization of tax credit investments in 2021.
The provision for income taxes was $61.3 million in 2021 compared to $29.1 million in 2020.  Old National’s effective tax rate was 18.1% in 2021 compared to 11.4% in 2020.  The higher effective tax rate in 2021 compared to 2020 was primarily the result of an increase in pre-tax book income and lower federal tax credits available.
FINANCIAL CONDITION
Overview
At December 31, 2022, our assets were $46.8 billion, a $22.3 billion increase compared to $24.5 billion at December 31, 2021.  The increase was driven primarily by the merger with First Midwest in February of 2022, as well as organic loan growth.
Earning Assets
Our earning assets are comprised of investment securities, portfolio loans, loans held for sale, money market investments, interest earning accounts with the Federal Reserve, and equity securities.  Earning assets were $41.6 billion at December 31, 2022, an increase of $19.8 billion compared to earning assets of $21.9 billion at December 31, 2021.
Investment Securities
We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements. During 2022, we transferred $3.0 billion of securities available-for-sale to held-to-maturity due to rising interest rates and related effects on the value of our investment securities.
Equity securities are recorded at fair value and totaled $52.5 million at December 31, 2022 compared to $13.2 million at December 31, 2021. The increase in equity securities was driven by the merger with First Midwest.
At December 31, 2022, the investment securities portfolio, including equity securities, was $10.2 billion compared to $7.6 billion at December 31, 2021, an increase of $2.7 billion driven primarily by the merger with First Midwest.  Investment securities represented 25% of earning assets at December 31, 2022, compared to 35% at December 31, 2021.  This decrease was driven by the First Midwest merger and stronger loan demand in 2022.  As of December 31, 2022, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.

The investment securities available-for-sale portfolio had net unrealized losses of $844.4 million at December 31, 2022, compared to net unrealized losses of $6.0 million at December 31, 2021.  The investment securities held-to-maturity portfolio had net unrealized losses of $445.5 million at December 31, 2022. Net unrealized losses increased from December 31, 2021 to December 31, 2022 primarily due to an increase in rates impacting market values for mortgage-backed, U.S. government-sponsored entities and agencies, and tax exempt municipal securities.
The investment securities available-for-sale portfolio including securities hedges had an effective duration of 4.57 at December 31, 2022, compared to 4.26 at December 31, 2021.  The total investment securities portfolio had an effective duration of 6.45 at December 31, 2022. Effective duration represents the percentage change in the fair value of the portfolio in response to a change in interest rates and is used to evaluate the portfolio’s price volatility at a single point in time.  Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage.  The weighted average yields on investment securities, on a taxable equivalent basis, were 2.50% in 2022 and 2.10% in 2021.
Loan Portfolio
We lend primarily to consumers and small to medium-sized commercial and commercial real estate clients in many diverse industries including, among others, real estate rental and leasing, manufacturing, healthcare, wholesale trade, construction, and agriculture.  Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily in the Midwest region.
The following table presents the composition of the loan portfolio at December 31.

(dollars in thousands)	2022	2021
Commercial	$9,508,904	$3,391,769
Commercial real estate	12,457,070	6,380,674
Consumer	2,697,226	1,574,114
Total loans excluding residential real estate	24,663,200	11,346,557
Residential real estate	6,460,441	2,255,289
Total loans	31,123,641	13,601,846
Less: Allowance for credit losses on loans	303,671	107,341
Net loans	$30,819,970	$13,494,505

The following table presents the maturity distribution and rate sensitivity of loans at December 31, 2022 and an analysis of these loans that have fixed and floating interest rates.

(dollars in thousands)	Within 1 Year	After 1 - 5 Years	After 5 - 15 Years	After 15 Years	Total	% of Total
Commercial
Interest rates:
Fixed	$224,963	$1,662,958	$1,022,213	$93,895	$3,004,029	32%
Floating	1,512,295	3,363,694	1,539,509	89,377	6,504,875	68
Total	$1,737,258	$5,026,652	$2,561,722	$183,272	$9,508,904	100%

Commercial Real Estate
Interest rates:
Fixed	$426,478	$3,068,434	$1,147,547	$44,599	$4,687,058	38%
Floating	917,318	4,604,668	2,129,048	118,978	7,770,012	62
Total	$1,343,796	$7,673,102	$3,276,595	$163,577	$12,457,070	100%

Residential Real Estate
Interest rates:
Fixed	$6,523	$61,713	$2,327,968	$2,833,756	$5,229,960	81%
Floating	70	1,232	33,054	1,196,125	1,230,481	19
Total	$6,593	$62,945	$2,361,022	$4,029,881	$6,460,441	100%

Consumer
Interest rates:
Fixed	$36,099	$940,836	$679,161	$19,006	$1,675,102	62%
Floating	52,403	160,551	147,075	662,095	1,022,124	38
Total	$88,502	$1,101,387	$826,236	$681,101	$2,697,226	100%
Commercial and Commercial Real Estate Loans
Commercial and commercial real estate loans are the largest classifications within earning assets, representing 53% at December 31, 2022, compared to 45% at December 31, 2021. At December 31, 2022, commercial and commercial real estate loans were $22.0 billion, an increase of $12.2 billion compared to December 31, 2021 driven by the merger with First Midwest and strong loan production in 2022.

The following table provides detail on commercial loans by industry classification (as defined by the North American Industry Classification System) and by loan size at December 31.

	2022			2021
(dollars in thousands)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By Industry:
Manufacturing	$1,757,907	$2,803,883	$2,464	$612,873	$1,152,774	$6,689
Health care and social assistance	1,588,392	2,043,105	11,806	376,664	550,400	444
Wholesale trade	857,400	1,552,985	2,895	240,618	438,357	1,598
Real estate rental and leasing	642,511	962,549	1,135	204,612	347,991	504
Construction	556,913	1,307,582	1,517	310,649	744,610	1,429
Professional, scientific, and technical services	507,940	832,407	4,735	141,364	279,185	937
Finance and insurance	484,532	858,391	17	162,920	232,847	44
Transportation and warehousing	422,643	633,267	3,496	134,072	243,086	1,594
Accommodation and food services	399,915	512,025	596	78,689	108,724	2,399
Retail trade	332,367	538,135	7,386	131,303	289,478	945
Administrative and support and waste management and remediation services	315,785	446,655	13,860	86,307	149,417	—
Agriculture, forestry, fishing, and hunting	261,355	382,376	996	114,699	164,364	1,521
Public administration	231,453	325,834	846	247,770	357,310	—
Educational services	210,850	378,955	3,750	216,384	295,065	—
Other services	194,998	356,743	2,656	121,577	260,413	2,542
Other	743,943	1,122,409	739	211,268	388,110	4,003
Total	$9,508,904	$15,057,301	$58,894	$3,391,769	$6,002,131	$24,649

By Loan Size:
Less than $200,000	3%	3%	3%	8%	6%	7%
$200,000 to $1,000,000	11	11	20	18	16	42
$1,000,000 to $5,000,000	25	26	36	31	29	51
$5,000,000 to $10,000,000	15	15	24	15	16	—
$10,000,000 to $25,000,000	31	27	17	18	18	—
Greater than $25,000,000	15	18	—	10	15	—
Total	100%	100%	100%	100%	100%	100%
The following table provides detail on commercial real estate loans classified by property type at December 31.

	2022		2021
(dollars in thousands)	Outstanding	%	Outstanding	%
By Property Type:
Multifamily	$4,188,137	34%	$1,995,803	31%
Warehouse / Industrial	1,976,804	16	851,956	14
Office	1,813,007	15	1,018,973	16
Retail	1,808,041	14	1,037,034	16
Commercial development	660,798	5	114,113	2
Single family	515,390	4	333,221	5
Other (1)	1,494,893	12	1,029,574	16
Total	$12,457,070	100%	$6,380,674	100%
(1)    Other includes agriculture real estate, hotels, self-storage, senior housing, land development, religion, and mixed-use properties.

Residential Real Estate Loans
Residential real estate loans held in our portfolio increased $4.2 billion to $6.5 billion at December 31, 2022, compared to December 31, 2021, driven by the merger with First Midwest and organic loan growth.  Future increases in interest rates could result in a decline in the level of refinancings and new originations of residential real estate loans.
Consumer Loans
Consumer loans, including automobile loans, personal, and home equity loans and lines of credit, increased $1.1 billion to $2.7 billion at December 31, 2022 compared to December 31, 2021, driven by the merger with First Midwest and loan growth.
Allowance for Credit Losses on Loans and Unfunded Loan Commitments
At December 31, 2022, the allowance for credit losses on loans was $303.7 million, compared to $107.3 million at December 31, 2021.  The increase in the allowance for credit losses on loans reflected $89.1 million of allowance for credit losses on acquired PCD loans established through acquisition accounting adjustments on or after the First Midwest merger date. In addition, the provision for credit losses expense in 2022 included $96.3 million to establish an allowance for credit losses on non-PCD loans acquired in the First Midwest merger. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, provision expense may be volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.
We maintain an allowance for credit losses on unfunded loan commitments to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses on loans, modified to take into account the probability of a drawdown on the commitment.  The allowance for credit losses on unfunded loan commitments is classified as a liability account on the balance sheet within accrued expenses and other liabilities, while the corresponding provision for unfunded loan commitments is included in the provision for credit losses. The allowance for credit losses on unfunded loan commitments totaled $32.2 million at December 31, 2022, compared to $10.9 million at December 31, 2021. The increase in the allowance for credit losses on unfunded loan commitments was driven by the merger with First Midwest as well as organic loan growth.
Additional information about our Allowance for Credit Losses is included in the “Risk Management – Credit Risk” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1 and 4 to the consolidated financial statements.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets at December 31, 2022 totaled $2.1 billion, an increase of $1.1 billion compared to December 31, 2021 as a result of goodwill and other intangible assets recorded with the First Midwest merger.
Other Assets
Other assets increased $770.2 million since December 31, 2021 primarily due to higher net deferred tax assets related to the market value adjustments of certain investment securities, higher derivative assets, and deferred tax and other assets related to the First Midwest merger.

Funding
The following table summarizes Old National’s total funding, comprised of deposits and wholesale borrowings at December 31:

(dollars in thousands)	2022	2021	$ Change	% Change
Deposits:
Noninterest-bearing demand	$11,930,798	$6,303,106	$5,627,692	89%
Interest-bearing:
Checking and NOW	8,340,955	5,338,022	3,002,933	56%
Savings	6,326,158	3,798,494	2,527,664	67%
Money market	5,389,139	2,169,160	3,219,979	148%
Time deposits	3,013,780	960,413	2,053,367	214%
Total deposits	35,000,830	18,569,195	16,431,635	88%
Wholesale borrowings:
Federal funds purchased and interbank borrowings	581,489	276	581,213	N/M
Securities sold under agreements to repurchase	432,804	392,275	40,529	10%
Federal Home Loan Bank advances	3,829,018	1,886,019	1,942,999	103%
Other borrowings	743,003	296,670	446,333	150%
Total wholesale borrowings	5,586,314	2,575,240	3,011,074	117%
Total funding	$40,587,144	$21,144,435	$19,442,709	92%
The increase in total funding was driven by the merger with First Midwest as well as loan growth.  We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position.  Wholesale funding as a percentage of total funding was 14% at December 31, 2022, compared to 12% at December 31, 2021.  See Notes 11, 12, and 13 to the consolidated financial statements for additional details on our financing activities.
At December 31, 2022, time deposits in excess of the FDIC insurance limit and estimated time deposits that are otherwise uninsured by maturity were as follows:

(dollars in thousands)	Individual Instruments in Denominations that Meet or Exceed the FDIC Insurance Limit	Estimated Aggregate Time Deposits that Meet or Exceed the FDIC Insurance Limit and Otherwise Uninsured Time Deposits
Three months or less	$111,066	$421,570
Over three through six months	161,748	181,430
Over six through 12 months	372,961	114,201
Over 12 months	147,611	314,808
Total	$793,386	$1,032,009
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities increased $614.8 million from December 31, 2021 primarily due to higher derivative liabilities and accrued expenses and other liabilities associated with the First Midwest merger.
Capital
Shareholders’ equity totaled $5.1 billion, or 11% of total assets, at December 31, 2022 and $3.0 billion, or 12% of total assets, at December 31, 2021.  In relation to the merger of equals transaction with First Midwest, Old National issued 108,000 shares of Old National Series A Preferred Stock and 122,500 shares of Old National Series C Preferred Stock. Old National entered into two deposit agreements, each dated as of February 15, 2022, by and among Old National, Continental Stock Transfer & Trust Company, as depository, and the holders from time to time of the depositary receipts in connection with the issuance of the Old National Preferred Stock. Pursuant to the deposit agreements, Old National issued 4,320,000 depositary shares, each representing a 1/40th interest in a share of Old National Series A Preferred Stock, and 4,900,000 depositary shares, each representing a 1/40th interest in a share of Old National Series C Preferred Stock. The change in unrealized gains (losses) on available-for-sale investment securities decreased equity by $639.4 million during 2022.  In addition, available-for-sale investment securities with a fair value of $3.0 billion were transferred from the available-for-sale portfolio to the held-to-maturity portfolio during 2022. The resulting unrealized holding loss, net of tax, is included in shareholders’ equity and totaled $112.7 million at December 31, 2022. Old National repurchased 3.5 million shares of Common Stock in 2022 under a stock repurchase plan that was approved by the Company’s Board of Directors, which reduced equity by $63.8 million. Old National paid cash dividends of $0.56 per common share in 2022, which reduced equity by $163.5 million. Old National’s Common Stock is traded on the NASDAQ under the symbol “ONB” with 57,134 shareholders of record at December 31, 2022.
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
RISK MANAGEMENT
Overview
Old National has adopted a Risk Appetite Statement to enable our Board of Directors, Executive Leadership Team, and Senior Management to better assess, understand, monitor, and mitigate Old National’s risks.  The Risk Appetite Statement addresses the following major risks:  strategic, market, liquidity, credit, operational, talent management, compliance and regulatory, legal, and reputational.  Our Chief Risk Officer is independent of all other management and provides quarterly reports to the Board’s Enterprise Risk Committee.  The following discussion addresses certain of these major risks including credit, market, liquidity, operational, compliance and regulatory, and legal. Discussion of strategic, talent management, and reputational risks is provided in the section entitled “Risk Factors” in Item 1A of this Form 10-K.
Credit Risk
Credit risk represents the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms.  Our primary credit risks result from our investment and lending activities.
Investment Activities
We carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral.  At December 31, 2022, we had pooled trust preferred securities with a fair value of $10.8 million, or less than 1% of the available-for-sale securities portfolio.  These securities remained classified as available-for-sale and the unrealized loss on our pooled trust preferred securities was $3.0 million at December 31, 2022.  The fair value of these securities is expected to improve as we get closer to maturity but may be adversely impacted by credit deterioration.
All of our mortgage-backed securities are backed by U.S. government-sponsored or federal agencies.  Municipal bonds, corporate bonds, and other debt securities are evaluated by reviewing the credit-worthiness of the issuer and general market conditions.  See Note 3 to the consolidated financial statements for additional details about our investment security portfolio.

Counterparty Exposure
Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation.  We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry.  Old National manages exposure to counterparty risk in connection with its derivatives transactions by generally engaging in transactions with counterparties having ratings of at least “A” by Standard & Poor’s Rating Service or “A2” by Moody’s Investors Service.  Total credit exposure is monitored by counterparty and managed within limits that management believes to be prudent. Old National’s net counterparty exposure was an asset of $108.9 million at December 31, 2022.
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
Commercial mortgages and construction loans are offered to real estate investors, developers, and builders primarily domiciled in the geographic Midwest market areas we serve.  These loans are secured by first mortgages on real estate at LTV margins deemed appropriate for the property type, quality, location, and sponsorship.  Generally, these LTV ratios do not exceed 80%.  The commercial properties are predominantly multi-family and non-residential properties such as retail centers, industrial properties as well as, to a lesser extent, more specialized properties.  Substantially all of our commercial real estate loans are secured by properties located in our primary market area.
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
Consumer

We offer a variety of first mortgage and junior lien loans to consumers within our markets, with residential home mortgages comprising our largest consumer loan category.  These loans are secured by a primary residence and are underwritten using traditional underwriting systems to assess the credit risks of the consumer.  Decisions are primarily based on LTV ratios, DTI ratios, liquidity, and credit scores.  A maximum LTV ratio of 90% is generally required, although higher levels are permitted with mortgage insurance or other mitigating factors.  We offer fixed rate mortgages and variable rate mortgages with interest rates that are subject to change every year after the first, third, fifth, or seventh year, depending on the product and are based on indexed rates such as prime.  We do not offer payment-option facilities, sub-prime loans, or any product with negative amortization.

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
We lend to commercial and commercial real estate clients in many diverse industries including, among others, real estate rental and leasing, manufacturing, healthcare, wholesale trade, construction, and agriculture.  Old National manages concentrations of credit exposure by industry, product, geography, client relationship, and loan size.  At December 31, 2022, our average commercial loan size was approximately $560,000 and our average commercial real estate loan size was approximately $1,200,000. In addition, while loans to lessors of residential and non-residential real estate exceed 10% of total loans, no individual sub-segment category within those broader categories reaches the 10% threshold.  At December 31, 2022, we had minimal exposure to foreign borrowers and no sovereign debt.  Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily in the Midwest region.
On February 15, 2022, Old National closed on its merger of equals transaction with First Midwest. As of the closing date of the transaction, First Midwest loans totaled $14.3 billion. Old National reviewed the acquired loans and determined that as of December 31, 2022, $275.6 million met the definition of criticized and $429.1 million were considered classified (of which $132.8 million are reported with nonaccrual loans). These loans are included in our summary of under-performing, criticized, and classified assets table below.

The following table presents a summary of under-performing, criticized, and classified assets at December 31:

(dollars in thousands)	2022	2021
Total nonaccrual loans	$238,178	$106,691
TDRs still accruing	15,313	18,378
Total past due loans (90 days or more and still accruing)	2,650	7
Foreclosed assets	10,845	2,030
Total under-performing assets	$266,986	$127,106
Classified loans (includes nonaccrual, TDRs still accruing, past due 90 days, and other problem loans)	$745,485	$269,270
Other classified assets (1)	24,735	4,338
Criticized loans	636,069	235,910
Total criticized and classified assets	$1,406,289	$509,518
Asset Quality Ratios:
Nonaccrual loans/total loans (2)	0.77%	0.78%
Non-performing loans/total loans (2) (3)	0.81	0.92
Under-performing assets/total loans (2)	0.86	0.93
Under-performing assets/total assets	0.57	0.52
Allowance for credit losses on loans/under-performing assets	113.74	84.45
Allowance for credit losses on loans/nonaccrual loans	127.50	100.61
(1)Includes investment securities that fell below investment grade rating.
(2)Loans exclude loans held for sale.
(3)Non-performing loans include nonaccrual loans and TDRs still accruing.
Under-performing assets increased to $267.0 million at December 31, 2022, compared to $127.1 million at December 31, 2021 primarily due to the First Midwest merger.  Under-performing assets as a percentage of total loans at December 31, 2022 were 0.86%, a 7 basis point improvement from 0.93% at December 31, 2021.
Nonaccrual loans increased $131.5 million from December 31, 2021 to December 31, 2022 primarily due to the First Midwest merger. As a percentage of nonaccrual loans, the allowance for credit losses on loans was 127.50% at December 31, 2022, compared to 100.61% at December 31, 2021.
If nonaccrual and renegotiated loans outstanding at December 31, 2022 and 2021, respectively, had been accruing interest throughout the year in accordance with their original terms, interest income of approximately $7.9 million in 2022 and $5.1 million in 2021 would have been recorded on these loans. The amount of interest income actually recorded on nonaccrual and renegotiated loans was $5.1 million in 2022 and $1.3 million in 2021.
Total criticized and classified assets were $1.4 billion at December 31, 2022, an increase of $896.8 million from December 31, 2021.  Criticized and classified assets related to the First Midwest merger totaled $704.8 million at December 31, 2022. Other classified assets include investment securities that fell below investment grade rating totaling $24.7 million at December 31, 2022, compared to $4.3 million at December 31, 2021.
Old National may choose to restructure the contractual terms of certain loans.  At December 31, 2022, TDRs totaled $39.3 million, $24.0 million of which were included within nonaccrual loans.  At December 31, 2021, TDRs totaled $30.0 million, $11.7 million of which were included within nonaccrual loans.
Old National has established specific allowances for credit losses for clients whose loan terms have been modified as TDRs totaling $4.5 million at December 31, 2022 and $0.7 million at December 31, 2021.  Old National had not committed to lend any additional funds to clients with outstanding loans that are classified as TDRs at December 31, 2022 or December 31, 2021.
See Note 4 to the consolidated financial statements for additional information on TDRs.
Allowance for Credit Losses on Loans and Unfunded Loan Commitments
Credit quality within the loans held for investment portfolio is continuously monitored by management and is reflected within the allowance for credit losses on loans. The allowance for credit losses is an estimate of expected losses inherent within the Company’s loans held for investment portfolio. Credit quality is assessed and monitored by evaluating various attributes and the results of those evaluations are utilized in underwriting new loans and in our process for estimating expected credit losses. Expected credit loss inherent in non-cancelable off-balance-sheet credit exposures is accounted for as a separate liability included in other liabilities on the balance sheet. The allowance for credit losses on loans held for investment and unfunded loan commitments is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries. Accrued interest receivable is excluded from the estimate of credit losses.
The allowance for credit loss estimation process involves procedures to consider the unique characteristics of our loan portfolio segments. These segments are further disaggregated into loan classes based on the level at which credit risk of the loan is monitored. When computing the level of expected credit losses, credit loss assumptions are estimated using a model that categorizes loan pools based on loss history, delinquency status, and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods, evaluations of the overall loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and credit loss expense in those future periods.
The allowance level is influenced by loan volumes, loan AQR migration or delinquency status, changes in historical loss experience, and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. The methodology for estimating the amount of expected credit losses reported in the allowance for credit losses on loans has two basic components: first, an asset-specific component involving individual loans that do not share risk characteristics with other loans and the measurement of expected credit losses for such individual loans; and second, a pooled component for estimated expected credit losses for pools of loans that share similar risk characteristics.

The loan categories used to monitor and analyze interest income and yields are different than the portfolio segments used to determine the allowance for credit losses on loans. The allowance for credit losses on loans was calculated by pooling loans of similar credit risk characteristics and credit monitoring procedures. The four loan portfolios used to monitor and analyze interest income and yields – commercial, commercial real estate, residential real estate, and consumer – are reclassified into seven segments of loans – commercial, commercial real estate, BBCC, residential real estate, indirect, direct, and home equity for purposes of determining the allowance for credit losses on loans. The commercial and commercial real estate loan categories shown on the balance sheet include the same pool of loans as the commercial, commercial real estate, and BBCC portfolio segments. The consumer loan category shown on the balance sheet is comprised of the same loans in the indirect, direct, and home equity portfolio segments. The portfolio segment reclassifications follow:

	Statement Balance	Portfolio Segment Reclassifications	After Reclassifications

(dollars in thousands)
December 31, 2022
Commercial	$9,508,904	$(210,280)	$9,298,624
Commercial real estate	12,457,070	(158,322)	12,298,748
BBCC	N/A	368,602	368,602
Residential real estate	6,460,441	—	6,460,441
Consumer	2,697,226	(2,697,226)	N/A
Indirect	N/A	1,034,257	1,034,257
Direct	N/A	629,186	629,186
Home equity	N/A	1,033,783	1,033,783
Total	$31,123,641	$—	$31,123,641

December 31, 2021
Commercial	$3,391,769	$(191,557)	$3,200,212
Commercial real estate	6,380,674	(159,190)	6,221,484
BBCC	N/A	350,747	350,747
Residential real estate	2,255,289	—	2,255,289
Consumer	1,574,114	(1,574,114)	N/A
Indirect	N/A	873,139	873,139
Direct	N/A	140,385	140,385
Home equity	N/A	560,590	560,590
Total	$13,601,846	$—	$13,601,846

The following table details activity in our allowance for credit losses on loans for the years ended December 31:

(dollars in thousands)	2022	2021	2020
Beginning allowance for credit losses on loans	$107,341	$131,388	$54,619
Allowance established for acquired PCD loans	89,089	—	—
Impact of adopting ASC 326	—	—	41,347
Loans charged-off:
Commercial	6,885	1,228	5,593
Commercial real estate	6,519	264	4,323
BBCC	85	144	95
Residential real estate	344	346	824
Indirect	2,525	1,087	2,754
Direct	10,799	1,159	1,763
Home equity	124	82	201
Total charge-offs	27,281	4,310	15,553
Recoveries on charged-off loans:
Commercial	4,610	791	3,629
Commercial real estate	1,095	4,403	4,515
BBCC	281	105	140
Residential real estate	760	339	633
Indirect	1,263	1,682	1,922
Direct	2,557	777	819
Home equity	616	978	922
Total recoveries	11,182	9,075	12,580
Net charge-offs (recoveries)	16,099	(4,765)	2,973
Provision for credit losses on loans	123,340	(28,812)	38,395
Ending allowance for credit losses on loans	$303,671	$107,341	$131,388
Beginning allowance for credit losses on unfunded loan commitments	$10,879	$11,689	$2,656
Provision for credit losses on unfunded loan commitments acquired during the period	11,013	—	—
Impact of adopting ASC 326	—	—	4,549
Provision for credit losses on unfunded loan commitments	10,296	(810)	4,484
Ending allowance for credit losses on unfunded loan commitments	$32,188	$10,879	$11,689
Allowance for credit losses	$335,859	$118,220	$143,077
Average loans for the year (1)	$27,589,442	$13,766,590	$13,341,677
Asset Quality Ratios:
Allowance for credit losses on loans/year-end loans (1)	0.98%	0.79%	0.95%
Allowance for credit losses on loans/average loans (1)	1.10	0.78	0.98
Allowance for credit losses/year-end loans (1)	1.08	0.87	1.04
Allowance for credit losses/average loans (1)	1.22	0.86	1.07
(1)Loans exclude loans held for sale.

The following table details net charge-offs to average loans outstanding by loan category for the years ended December 31:

(dollars in thousands)	2022	2021	2020
Commercial:
Net charge-offs (recoveries)	$2,275	$437	$1,964
Average loans for the year	$7,755,895	$3,553,527	$3,520,397
Net charge-offs (recoveries)/average loans	0.03%	0.01%	0.06%
Commercial real estate:
Net charge-offs (recoveries)	$5,424	$(4,139)	$(192)
Average loans for the year	$11,292,033	$6,022,408	$5,436,791
Net charge-offs (recoveries)/average loans	0.05%	(0.07)%	—%
BBCC:
Net charge-offs (recoveries)	$(196)	$39	$(45)
Average loans for the year	$352,276	$355,310	$363,463
Net charge-offs (recoveries)/average loans	(0.06)%	0.01%	(0.01)%
Residential real estate:
Net charge-offs (recoveries)	$(416)	$7	$191
Average loans for the year (1)	$5,618,883	$2,257,878	$2,336,428
Net charge-offs (recoveries)/average loans	(0.01)%	—%	0.01%
Indirect:
Net charge-offs (recoveries)	$1,262	$(595)	$832
Average loans for the year	$1,089,394	$879,525	$935,233
Net charge-offs (recoveries)/average loans	0.12%	(0.07)%	0.09%
Direct:
Net charge-offs (recoveries)	$8,242	$382	$944
Average loans for the year	$559,943	$150,620	$195,795
Net charge-offs (recoveries)/average loans	1.47%	0.25%	0.48%
Home equity:
Net charge-offs (recoveries)	$(492)	$(896)	$(721)
Average loans for the year	$921,018	$547,322	$553,570
Net charge-offs (recoveries)/average loans	(0.05)%	(0.16)%	(0.13)%
Total loans:
Net charge-offs (recoveries)	$16,099	$(4,765)	$2,973
Average loans for the year (1)	$27,589,442	$13,766,590	$13,341,677
Net charge-offs (recoveries)/average loans	0.06%	(0.03)%	0.02%
(1)Average loans exclude loans held for sale.
The allowance for credit losses on loans was $303.7 million at December 31, 2022, compared to $107.3 million at December 31, 2021.  The increase reflects $89.1 million of allowance for credit losses on acquired PCD loans established through acquisition accounting adjustments as a result of the First Midwest merger. In addition, the provision for credit losses expense in 2022 included $96.3 million to establish an allowance for credit losses on non-PCD loans acquired in the First Midwest merger. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, provision expense may be volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.

The following table details the allowance for credit losses on loans by loan category and the percent of loans in each category compared to total loans at December 31.

	2022		2021
(dollars in thousands)	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans
Commercial	$120,612	29.9%	$27,232	23.5%
Commercial real estate	138,244	39.5	64,004	45.8
BBCC	2,431	1.2	2,458	2.6
Residential real estate	21,916	20.8	9,347	16.6
Indirect	1,532	3.3	1,743	6.4
Direct	12,116	2.0	528	1.0
Home equity	6,820	3.3	2,029	4.1
Total	$303,671	100.0%	$107,341	100.0%
We maintain an allowance for credit losses on unfunded loan commitments to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses on loans, modified to take into account the probability of a drawdown on the commitment.  The allowance for credit losses on unfunded loan commitments is classified as a liability account on the balance sheet within accrued expenses and other liabilities, while the corresponding provision for unfunded loan commitments is included in the provision for credit losses. The allowance for credit losses on unfunded loan commitments totaled $32.2 million at December 31, 2022, compared to $10.9 million at December 31, 2021. The increase in the allowance for credit losses on unfunded loan commitments was driven by the merger with First Midwest as well as organic loan growth.
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
In managing interest rate risk, we establish guidelines for asset and liability management, including measurement of short and long-term sensitivities to changes in interest rates, which are reviewed with the Enterprise Risk Committee of our Board of Directors. Based on the results of our analysis, we may use different techniques to manage changing trends in interest rates including:
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

The following table illustrates our projected net interest income sensitivity over a two-year cumulative horizon based on the asset/liability model as of December 31, 2022 and 2021:

	Immediate Rate Decrease			Immediate Rate Increase
(dollars in thousands)	-200 Basis Points	-100 Basis Points	Base	+100 Basis Points	+200 Basis Points	+300 Basis Points
December 31, 2022
Projected interest income:
Money market, other interest earning investments, and investment securities	$620,880	$658,876	$698,965	$738,776	$778,162	$817,474
Loans	2,664,328	2,996,970	3,340,228	3,676,293	4,007,987	4,339,475
Total interest income	3,285,208	3,655,846	4,039,193	4,415,069	4,786,149	5,156,949
Projected interest expense:
Deposits	396,535	554,823	718,942	890,027	1,061,113	1,232,199
Borrowings	322,555	399,862	473,953	551,211	628,518	705,816
Total interest expense	719,090	954,685	1,192,895	1,441,238	1,689,631	1,938,015
Net interest income	$2,566,118	$2,701,161	$2,846,298	$2,973,831	$3,096,518	$3,218,934
Change from base	$(280,180)	$(145,137)		$127,533	$250,220	$372,636
% change from base	(9.84)%	(5.10)%		4.48%	8.79%	13.09%

		Immediate Rate Decrease		Immediate Rate Increase
		-50 Basis Points	Base	+100 Basis Points	+200 Basis Points	+300 Basis Points
December 31, 2021
Projected interest income:
Money market, other interest earning investments, and investment securities		$286,047	$306,020	$343,964	$380,103	$414,696
Loans		836,118	867,676	1,007,875	1,151,879	1,291,113
Total interest income		1,122,165	1,173,696	1,351,839	1,531,982	1,705,809
Projected interest expense:
Deposits		14,032	23,628	108,236	193,024	277,809
Borrowings		71,218	79,068	111,178	146,967	183,450
Total interest expense		85,250	102,696	219,414	339,991	461,259
Net interest income		$1,036,915	$1,071,000	$1,132,425	$1,191,991	$1,244,550
Change from base		$(34,085)		$61,425	$120,991	$173,550
% change from base		(3.18)%		5.74%	11.30%	16.20%
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
We use cash flow and fair value hedges, primarily interest rate swaps, collars, and floors, to mitigate interest rate risk. Derivatives designated as hedging instruments were in a net liability position with a fair value loss of $36.1 million at December 31, 2022, compared to a net asset position with a fair value gain of $1.3 million at December 31, 2021.  See Note 19 to the consolidated financial statements for further discussion of derivative financial instruments.

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
Loan repayments and maturing investment securities are a relatively predictable source of funds.  However, deposit flows, calls of investment securities, and prepayments of loans and mortgage-related securities are not as predictable as they are strongly influenced by interest rates, the housing market, general and local economic conditions, and competition in the marketplace.  We continually monitor marketplace trends to identify patterns that might improve the predictability of the timing of deposit flows or asset prepayments.
A maturity schedule for Old National Bank’s time deposits is shown in the following table at December 31, 2022.

(dollars in thousands)
Maturity Bucket	Amount	Rate
2023	$2,099,157	1.54%
2024	684,377	2.84
2025	118,776	1.02
2026	64,207	0.51
2027	41,794	0.60
2028 and beyond	5,469	0.97
Total	$3,013,780	1.78%
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
Moody’s Investors Service concluded a rating review of Old National Bank on February 16, 2022.
The credit ratings of Old National and Old National Bank at December 31, 2022 are shown in the following table.

Moody's Investors Service
	Long-term	Short-term
Old National	A3	N/A
Old National Bank	Aa3	P-1

Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well.  At December 31, 2022, Old National and its subsidiaries had the following availability of liquid funds and borrowings:

(dollars in thousands)	Parent Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$297,041	$431,371
Unencumbered government-issued debt securities	—	2,193,446
Unencumbered investment grade municipal securities	—	817,889
Unencumbered corporate securities	—	310,503
Availability of borrowings:
Amount available from Federal Reserve discount window*	—	584,872
Amount available from Federal Home Loan Bank*	—	507,199
Total available funds	$297,041	$4,845,280
*  Based on collateral pledged

Old National Bancorp has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows, and funds used for acquisitions.  Old National Bancorp can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit, and through the issuance of debt securities.  Additionally, Old National Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt and equity markets.  At December 31, 2022, Old National Bancorp’s other borrowings outstanding were $484.8 million. Management believes the Company has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Federal banking laws regulate the amount of dividends that may be paid by Old National Bank to Old National Bancorp on an unconsolidated basis without obtaining prior regulatory approval.  Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years.  Prior regulatory approval to pay dividends was not required in 2021 or 2022 and is not currently required. At December 31, 2022, Old National Bank could pay dividends of $303.7 million without prior regulatory approval and while maintaining capital levels above regulatory minimum and well-capitalized guidelines.
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
Compliance and Regulatory Risk
Compliance and regulatory risk is the risk that the Company violated or was not in compliance with applicable laws, regulations or practices, industry standards, or ethical standards. Compliance with applicable regulatory requirements, internal policies and procedures, and ethical standards is not only the right thing to do, but it is embedded within our culture and mission to assist our clients in achieving financial success. Adherence to this belief is the responsibility of every employee, every day, in everything we do. It is Old National’s policy to comply with the letter and intent of all applicable regulatory requirements. Management, the first line of defense, is responsible for ensuring this expectation is met, with oversight from the second and third lines of defense, the risk and internal audit functions, respectively. Recognizing that inadvertent violations may occur, risk management activities are established to promptly identify, analyze, and, if necessary, remediate compliance and regulatory issues to limit compliance risk exposure.
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
MATERIAL CONTRACTUAL OBLIGATIONS, COMMITMENTS, AND CONTINGENT LIABILITIES
The following table presents our material fixed and determinable contractual obligations and significant commitments at December 31, 2022.  Further discussion of each obligation or commitment is included in the referenced note to the consolidated financial statements.

		Payments Due In
(dollars in thousands)	Note Reference	One Year or Less	Over One Year	Total
Deposits without stated maturity		$31,987,050	$—	$31,987,050
IRAs, consumer deposits, and brokered certificates of deposit	10	2,099,157	914,623	3,013,780
Federal funds purchased and interbank borrowings		581,489	—	581,489
Securities sold under agreements to repurchase	11	432,804	—	432,804
Federal Home Loan Bank advances	12	950,149	2,878,869	3,829,018
Other borrowings	13	90,276	652,727	743,003
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

Business Combinations and Goodwill
•Description.  For mergers and acquisitions, we are required to record the assets acquired, including identified intangible assets such as core deposit and customer trust relationship intangibles, and the liabilities assumed at their fair value. The difference between consideration and the net fair value of assets acquired is recorded as goodwill. Management uses significant estimates and assumptions to value such items, including projected cash flows, repayment rates, default rates and losses assuming default, discount rates, and realizable collateral values. The allowance for credit losses for PCD loans is recognized within acquisition accounting. The allowance for credit losses for non-PCD assets is recognized as provision for credit losses in the same reporting period as the merger or acquisition. Fair value adjustments are amortized or accreted into the income statement over the estimated life of the acquired assets or assumed liabilities. The purchase date valuations and any subsequent adjustments determine the amount of goodwill recognized in connection with the merger or acquisition. The use of different assumptions could produce significantly different valuation results, which could have material positive or negative effects on our results of operations. The carrying value of goodwill recorded must be reviewed for impairment on an annual basis, as well as on an interim basis if events or changes indicate that the asset might be impaired. An impairment loss must be recognized for any excess of carrying value over fair value of the goodwill.
•Judgments and Uncertainties.  The determination of fair values is based on valuations using management’s assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors. In addition, we engage third party specialists to assist in the development of fair values. Preliminary estimates of fair values may be adjusted for a period of time subsequent to the merger or acquisition date if new information is obtained about facts and circumstances that existed as of the merger or acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Adjustments recorded during this period are recognized in the current reporting period. Management uses various valuation methodologies to estimate the fair value of these assets and liabilities, and often involves a significant degree of judgment, particularly when liquid markets do not exist for the particular item being valued. Examples of such items include loans, deposits, identifiable intangible assets, and certain other assets and liabilities.
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
Allowance for Credit Losses on Loans
•Description.  The allowance for credit losses on loans represents management’s estimate of all expected credit losses over the expected contractual life of our loan portfolio. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the then-existing loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for credit losses in those future periods.
The allowance for credit losses on loans, as reported in our consolidated statements of financial condition, is adjusted by an expense for credit losses, which is recognized in earnings, and reduced by the charge-off of loan amounts, net of recoveries.
•Judgments and Uncertainties.  We utilize a discounted cashflow approach to determine the allowance for credit losses for performing loans and nonperforming loans. Expected cashflows are created for each loan and discounted using the effective yield method. The discounted sum of expected cashflows is then compared to the amortized cost and any shortfall is recorded as an allowance. Expected cashflows are created using a combination of contractual payment schedules, calculated PDs, LGD and prepayment assumptions as well as qualitative factors. For commercial and commercial real estate loans, the PD is forecasted using a regression model to determine the likelihood of a loan moving into nonaccrual within the time horizon. For residential and consumer loans, the PD is forecasted using a regression model to determine the likelihood of a loan being charged-off within the time horizon. The regression models use combinations of variables to assess systematic and unsystematic risk. Variables used for unsystematic risk are borrower specific and help to gauge the risk of default from an individual borrower. Variables for systematic risk, risk inherent to all borrowers, come from the use of forward-looking economic forecasts and include variables such as unemployment rate, gross domestic product, and house price index. The LGD is defined as credit loss incurred when an obligor of the bank defaults. Qualitative factors include items such as changes in lending policies or procedures and economic uncertainty in forward-looking forecasts.
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
The expense for credit loss recorded through earnings is the amount necessary to maintain the allowance for credit losses at the amount of expected credit losses inherent within the loans held for investment portfolio. The amount of expense and the corresponding level of allowance for credit losses on loans are based on our evaluation of the collectability of the loan portfolio based on historical loss experience, reasonable and supportable forecasts, and other significant qualitative and quantitative factors.
Derivative Financial Instruments
•Description.  As part of our overall interest rate risk management, we use derivative instruments to reduce exposure to changes in interest rates and market prices for financial instruments.  The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of derivative financial instruments and hedged items.  To the extent hedging relationships are found to be effective, changes in fair value of the derivatives are offset by changes in the fair value of the related hedged item or recorded to other comprehensive income (loss).  Management believes hedge effectiveness is evaluated properly in preparation of the financial statements.  All of the derivative financial instruments we use have an active market and indications of fair value can be readily obtained.  We are not using the “short-cut” method of accounting for any fair value derivatives.
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
•Effect if Actual Results Differ From Assumptions.  To the extent hedging relationships are found to be effective, changes in fair value of the derivatives are offset by changes in the fair value of the related hedged item or recorded to other comprehensive income (loss).  However, if in the future the derivative financial instruments used by us no longer qualify for hedge accounting treatment, all changes in fair value of the derivative would flow through the consolidated statements of income in other noninterest income, resulting in greater volatility in our earnings.

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
•Effect if Actual Results Differ From Assumptions.  Although management believes that the judgments and estimates used are reasonable, actual results could differ and we may be exposed to losses or gains that could be material.  To the extent we prevail in matters for which reserves have been established or are required to pay amounts in excess of our reserves, our effective income tax rate in a given financial statement period could be materially affected.  An unfavorable tax settlement would result in an increase in our effective income tax rate in the period of resolution.  A favorable tax settlement would result in a reduction in our effective income tax rate in the period of resolution.
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
Old National’s management assessed the effectiveness of Old National’s internal control over financial reporting as of December 31, 2022.  In making this assessment, management used the criteria established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on that assessment, Old National has concluded that, as of December 31, 2022, Old National’s internal control over financial reporting is effective.  Old National’s independent registered public accounting firm has audited the effectiveness of Old National’s internal control over financial reporting as of December 31, 2022 as stated in their report, which follows.

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Old National Bancorp
Evansville, Indiana

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Old National Bancorp (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance and Provision for Credit Losses on Loans – Forecasting and Qualitative Factors, and Model Design for Acquired Loans

The allowance for credit losses (the “ACL”) is an accounting estimate of expected credit losses over the contractual life of financial assets carried at amortized cost and off-balance-sheet credit exposures as described in Notes 1 and 4 of the consolidated financial statements. A financial asset (or a group of financial assets), including the Company's loan portfolio, is required to be measured at amortized cost to be presented at the net amount expected to be collected. Estimates of expected credit losses for loans are based on historical experience, current conditions, and reasonable and supportable forecasts over the expected life of the loans. At December 31, 2022, the ACL on the overall loan portfolio was $303.7 million. As part of the Company’s merger with First Midwest Bancorp, Inc. (“FMB”), the Company recorded $96.3 million of provision for credit losses to establish an ACL on acquired non-purchased credit deteriorated (PCD) loans and $89.1 million to establish an ACL for acquired PCD loans.

The Company utilizes a discounted cash flow (“DCF”) approach with probability of default (“PD”) methodology. The PD regression models use combinations of variables to assess risk including unsystematic risk to help gauge the risk of default from an individual borrower and variables for systematic risk applicable to all borrowers. Other assumptions used to determine the quantitative allowance include the loss given default (“LGD”), which is defined as credit loss incurred when an obligor of the bank defaults, and prepayment assumptions. Expected cash flows are created for each loan using reasonable and supportable forecasts and discounted using the loan’s effective yield. The discounted sum of expected cash flows is then compared to the amortized cost and any shortfall is recorded as a component of the ACL. The quantitative allowance is adjusted by qualitative factors, including items such as changes in lending policies or procedures and economic uncertainty in forward-looking forecasts. The same methods and assumptions used to determine the quantitative and qualitative allowance were applied to the FMB acquired loans since the merger date. A significant amount of management judgment is required to determine the reasonable and supportable forecasts and the qualitative factors for the ACL, and the model design for FMB acquired loans at the merger date.

We identified auditing the reasonable and supportable forecasts and the qualitative factors for the ACL, and the model design for FMB acquired loans used in developing the ACL at the merger date, as a critical audit matter because of the extent of auditor judgment applied and significant audit effort required to evaluate the especially subjective and complex judgments made by management, including the need for specialized skills. The principal considerations resulting in our determination included the following:

•Significant auditor judgment and audit effort required to evaluate the determination of the reasonable and supportable forecast and qualitative factors.
•Significant auditor judgment and audit effort required to evaluate the model design for FMB acquired loans, including the evaluation of the method, significant assumptions, and data used in the model design.

The primary procedures performed to address the critical audit matter included:

•Testing the effectiveness of management’s internal controls over the determination of the reasonable and supportable forecast, the qualitative factors, and model design for FMB acquired loans, including controls addressing:
◦Management’s review of the appropriateness of the reasonable and supportable forecasts and qualitative factors applied in the estimate of ACL, including the review of relevance and reliability of data used in the estimate
◦Management’s review of the appropriateness of the models and reasonableness of the significant assumptions used to establish the ACL for FMB acquired loans, including the review of relevance and reliability of data used in the estimate
◦Management’s review of the results of the model validation related to the ACL for FMB acquired loans

•Substantively testing management’s process for the determination of reasonable and supportable forecast, the qualitative factors, and model design for FMB acquired loans, including:
◦Evaluating management’s judgments in the selection and application of reasonable and supportable forecasts and qualitative factors, including the relevance and reliability of data used in the estimate.
◦Evaluating the relevance and reliability of data used in the models for the FMB acquired loans
◦Evaluating, with the assistance of internal valuation specialists, the reasonableness of the conceptual design of the models and the significant assumptions applied in the ACL for FMB acquired loans

Merger - Fair Value of Loans Acquired

As described in Note 2 to the consolidated financial statements, the Company completed the merger transaction with FMB on February 15, 2022. The merger transaction was accounted for as a business combination and accordingly, the assets acquired and liabilities assumed from FMB were recorded at fair value as of the merger date. The merger date fair value of loans acquired from FMB was approximately $14.6 billion. Accounting for the merger date fair value of loans acquired requires management to make significant judgments about the selection and application of assumptions.

We identified auditing the merger date fair value of loans acquired as a critical audit matter because it required especially subjective auditor judgment. The principal considerations resulting in our determination included the significant auditor judgment and effort required to evaluate the reasonableness of management’s assumptions used, including the need for specialized skills.

The primary procedures performed to address the critical audit matter included:

•Testing the effectiveness of management’s internal controls over the determination of merger date fair value of loans acquired, including controls addressing:
◦Evaluation of the reasonableness of methods and significant assumptions applied in the estimate of merger date fair value of loans acquired
◦Evaluation of the relevance and reliability of data used in the valuation of merger date fair value of loans acquired

•Substantively testing management’s process for developing the merger date fair value of loans acquired, which included:
◦Testing the relevance and reliability of data used as a basis for the valuation
◦Evaluating, with the assistance of our internal valuation specialists, the reasonableness of the methods and significant assumptions applied in the estimate of the fair value of loans acquired, including the application of the significant assumptions used in the valuation

Crowe LLP
We have served as the Company's auditor since 2005, which is the year the engagement letter was signed for the audit of the 2006 financial statements.

Louisville, Kentucky
February 22, 2023

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars and shares in thousands, except per share data)	2022	2021
Assets
Cash and due from banks	$453,432	$172,663
Money market and other interest-earning investments	274,980	649,356
Total cash and cash equivalents	728,412	822,019
Equity securities, at fair value	52,507	13,211
Investment securities - available-for-sale, at fair value (amortized cost $7,772,603 and $7,384,033, respectively)	6,773,712	7,382,066
Investment securities - held-to-maturity, at amortized cost (fair value $2,643,682 and $0, respectively)	3,089,147	—
Federal Home Loan Bank/Federal Reserve Bank stock, at cost	314,168	169,375
Loans held for sale, at fair value	11,926	35,458
Loans:
Commercial	9,508,904	3,391,769
Commercial real estate	12,457,070	6,380,674
Residential real estate	6,460,441	2,255,289
Consumer credit, net of unearned income	2,697,226	1,574,114
Total loans, net of unearned income	31,123,641	13,601,846
Allowance for credit losses on loans	(303,671)	(107,341)
Net loans	30,819,970	13,494,505
Premises and equipment, net	557,307	476,186
Operating lease right-of-use assets	189,714	69,560
Accrued interest receivable	190,521	84,109
Goodwill	1,998,716	1,036,994
Other intangible assets	126,405	34,678
Company-owned life insurance	768,552	463,324
Other assets	1,142,315	372,079
Total assets	$46,763,372	$24,453,564
Liabilities
Deposits:
Noninterest-bearing demand	$11,930,798	$6,303,106
Interest-bearing:
Checking and NOW	8,340,955	5,338,022
Savings	6,326,158	3,798,494
Money market	5,389,139	2,169,160
Time deposits	3,013,780	960,413
Total deposits	35,000,830	18,569,195
Federal funds purchased and interbank borrowings	581,489	276
Securities sold under agreements to repurchase	432,804	392,275
Federal Home Loan Bank advances	3,829,018	1,886,019
Other borrowings	743,003	296,670
Operating lease liabilities	211,964	76,236
Accrued expenses and other liabilities	835,669	220,875
Total liabilities	41,634,777	21,441,546
Commitments and contingencies (Note 20)
Shareholders' Equity
Preferred stock, 2,000 shares authorized, 231 and 0 shares issued and outstanding, respectively	230,500	—
Common stock, $1.00 per share stated value, 600,000 shares authorized, 292,903 and 165,838 shares issued and outstanding, respectively	292,903	165,838
Capital surplus	4,174,265	1,880,545
Retained earnings	1,217,349	968,010
Accumulated other comprehensive income (loss), net of tax	(786,422)	(2,375)
Total shareholders' equity	5,128,595	3,012,018
Total liabilities and shareholders' equity	$46,763,372	$24,453,564
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(dollars and shares in thousands, except per share data)	2022	2021	2020
Interest Income
Loans including fees:
Taxable	$1,177,816	$490,042	$515,980
Nontaxable	25,931	12,392	13,908
Investment securities:
Taxable	204,004	98,031	98,953
Nontaxable	43,637	37,595	33,899
Money market and other interest-earning investments	2,814	589	568
Total interest income	1,454,202	638,649	663,308
Interest Expense
Deposits	49,093	10,954	28,169
Federal funds purchased and interbank borrowings	5,021	—	1,296
Securities sold under agreements to repurchase	843	397	854
Federal Home Loan Bank advances	51,524	21,075	27,274
Other borrowings	19,785	9,823	9,621
Total interest expense	126,266	42,249	67,214
Net interest income	1,327,936	596,400	596,094
Provision for credit losses	144,799	(29,622)	42,879
Net interest income after provision for credit losses	1,183,137	626,022	553,215
Noninterest Income
Wealth management fees	69,102	40,409	36,806
Service charges on deposit accounts	72,501	31,658	32,557
Debit card and ATM fees	40,227	23,766	22,702
Mortgage banking revenue	23,015	42,558	62,775
Investment product fees	31,749	24,639	21,614
Capital markets income	25,986	21,997	22,480
Company-owned life insurance	14,564	10,589	12,031
Debt securities gains (losses), net	(88)	4,327	10,767
Gain on sale of health savings accounts	90,673	—	—
Other income	32,050	14,276	17,542
Total noninterest income	399,779	214,219	239,274
Noninterest Expense
Salaries and employee benefits	575,626	284,098	293,590
Occupancy	100,421	54,834	55,316
Equipment	27,637	16,704	16,690
Marketing	32,264	12,684	10,874
Data processing	84,865	47,047	41,086
Communication	18,846	10,073	9,731
Professional fees	39,046	20,077	15,755
FDIC assessment	19,332	6,059	6,722
Amortization of intangibles	25,857	11,336	14,091
Amortization of tax credit investments	10,961	6,770	18,788
Property optimization	26,818	—	27,050
Other expense	76,510	31,697	27,240
Total noninterest expense	1,038,183	501,379	536,933
Income before income taxes	544,733	338,862	255,556
Income tax expense	116,446	61,324	29,147
Net income	428,287	277,538	226,409
Preferred dividends	(14,118)	—	—
Net income applicable to common shareholders	$414,169	$277,538	$226,409
Net income per common share - basic	$1.51	$1.68	$1.37
Net income per common share - diluted	1.50	1.67	1.36
Weighted average number of common shares outstanding - basic	275,179	165,178	165,509
Weighted average number of common shares outstanding - diluted	276,688	165,929	166,177
Dividends per common share	$0.56	$0.56	$0.56
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Net income	$428,287	$277,538	$226,409

Other comprehensive income (loss):

Change in debt securities available-for-sale:
Unrealized holding gains (losses) for the period	(1,004,054)	(187,955)	125,214
Reclassification for securities transferred to held-to-maturity	165,473	—	—
Reclassification adjustment for securities (gains) losses realized in income	88	(4,327)	(10,767)
Income tax effect	199,097	43,997	(25,243)
Unrealized gains (losses) on available-for-sale debt securities	(639,396)	(148,285)	89,204

Change in securities held-to-maturity:
Adjustment for securities transferred from available-for-sale	(165,473)	—	—
Amortization of unrealized losses on securities transferred from available-for-sale	16,612	—	—
Income tax effect	36,197	—	—
Changes from securities held-to-maturity	(112,664)	—	—

Change in cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	(45,132)	1,898	8,261
Reclassification adjustment for (gains) losses realized in net income	2,587	(4,605)	(5,153)
Income tax effect	10,453	666	(764)
Changes from cash flow hedges	(32,092)	(2,041)	2,344

Change in defined benefit pension plans:
Amortization of net (gains) losses recognized in income	139	239	21
Income tax effect	(34)	(59)	(5)
Changes from defined benefit pension plans	105	180	16
Other comprehensive income (loss), net of tax	(784,047)	(150,146)	91,564
Comprehensive income (loss)	$(355,760)	$127,392	$317,973
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2019	$—	$169,616	$1,944,445	$682,185	$56,207	$2,852,453
Cumulative effect of change in accounting principles	—	—	—	(31,150)	—	(31,150)
Balance, January 1, 2020	—	169,616	1,944,445	651,035	56,207	2,821,303
Net income	—	—	—	226,409	—	226,409
Other comprehensive income (loss)	—	—	—	—	91,564	91,564
Dividends - common stock ($0.56 per share)	—	—	—	(92,946)	—	(92,946)
Common stock issued	—	43	534	—	—	577
Common stock repurchased	—	(5,115)	(77,243)	—	—	(82,358)
Share-based compensation expense	—	—	7,707	—	—	7,707
Stock activity under incentive compensation plans	—	823	183	(606)	—	400
Balance, December 31, 2020	—	165,367	1,875,626	783,892	147,771	2,972,656
Net income	—	—	—	277,538	—	277,538
Other comprehensive income (loss)	—	—	—	—	(150,146)	(150,146)
Dividends - common stock ($0.56 per share)	—	—	—	(92,829)	—	(92,829)
Common stock issued	—	35	548	—	—	583
Common stock repurchased	—	(208)	(3,523)	—	—	(3,731)
Share-based compensation expense	—	—	7,497	—	—	7,497
Stock activity under incentive compensation plans	—	644	397	(591)	—	450
Balance, December 31, 2021	—	165,838	1,880,545	968,010	(2,375)	3,012,018
Net income	—	—	—	428,287	—	428,287
Other comprehensive income (loss)	—	—	—	—	(784,047)	(784,047)
First Midwest Bancorp, Inc. merger:
Issuance of common stock	—	129,365	2,316,947	—	—	2,446,312
Issuance of preferred stock, net of issuance costs	230,500	—	13,219	—	—	243,719
Cash dividends:						—
Common ($0.56 per share)	—	—	—	(163,505)	—	(163,505)
Preferred dividends	—	—	—	(14,118)	—	(14,118)
Common stock issued	—	52	757	—	—	809
Common stock repurchased	—	(3,960)	(67,222)	—	—	(71,182)
Share-based compensation expense	—	—	28,656	—	—	28,656
Stock activity under incentive compensation plans	—	1,608	1,363	(1,325)	—	1,646
Balance, December 31, 2022	$230,500	$292,903	$4,174,265	$1,217,349	$(786,422)	$5,128,595
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Cash Flows From Operating Activities
Net income	$428,287	$277,538	$226,409
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	36,436	27,276	28,911
Amortization of other intangible assets	25,857	11,336	14,091
Amortization of tax credit investments	10,961	6,770	18,788
Net premium amortization on investment securities	18,684	16,305	18,798
Accretion income related to acquired loans	(72,007)	(16,747)	(23,331)
Share-based compensation expense	28,656	7,497	7,707
Provision for credit losses	144,799	(29,622)	42,879
Debt securities (gains) losses, net	88	(4,327)	(10,767)
Gain on sale of health savings accounts business	(90,673)	—	—
Net (gains) losses on sales of loans and other assets	13,114	(36,677)	(23,787)
Increase in cash surrender value of company-owned life insurance	(14,564)	(10,589)	(12,031)
Residential real estate loans originated for sale	(570,111)	(1,215,015)	(1,432,488)
Proceeds from sales of residential real estate loans	620,958	1,274,812	1,455,067
(Increase) decrease in interest receivable	(52,911)	1,198	(183)
(Increase) decrease in other assets	(40,518)	2,641	(105,969)
Increase (decrease) in accrued expenses and other liabilities	327,369	17,984	15,726
Net cash flows provided by (used in) operating activities	814,425	330,380	219,820
Cash Flows From Investing Activities
Cash received (paid) from merger, net	1,912,629	—	—
Sale of health savings accounts	(290,857)	—	—
Purchases of investment securities available-for-sale	(1,438,572)	(3,321,653)	(2,803,406)
Purchases of investment securities held-to-maturity	(170,675)	—	—
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	(147,394)	—	(10,025)
Purchases of equity securities	(6,348)	(11,000)	—
Proceeds from maturities, prepayments, and calls of investment securities available-for-sale	1,284,814	1,511,510	1,990,383
Proceeds from sales of investment securities available-for-sale	20,032	198,886	299,885
Proceeds from maturities, prepayments, and calls of investment securities held-to-maturity	83,962	—	—
Proceeds from sales of Federal Home Loan Bank/Federal Reserve Bank stock	108,698	58	4,691
Proceeds from sales of equity securities	53,029	544	39,296
Loan originations and payments, net	(3,071,765)	206,145	(1,644,119)
Proceeds from company-owned life insurance death benefits	10,361	3,375	4,888
Proceeds from sale of premises and equipment and other assets	4,480	29,244	7,826
Purchases of premises and equipment and other assets	(37,901)	(48,692)	(30,871)
Net cash flows provided by (used in) investing activities	(1,685,507)	(1,431,583)	(2,141,452)
Cash Flows From Financing Activities
Net increase (decrease) in:
Deposits	(435,717)	1,531,742	2,484,056
Federal funds purchased and interbank borrowings	581,213	(890)	(349,248)
Securities sold under agreements to repurchase	(94,665)	(38,891)	103,384
Other borrowings	177,146	36,187	4,171
Payments for maturities of Federal Home Loan Bank advances	(2,102,506)	(146,505)	(751,505)
Payments for modification of Federal Home Loan Bank advances	—	(2,156)	(31,124)
Proceeds from Federal Home Loan Bank advances	2,900,000	50,000	950,000
Cash dividends paid	(177,623)	(92,829)	(92,946)
Common stock repurchased	(71,182)	(3,731)	(82,358)
Common stock issued	809	583	577
Net cash flows provided by (used in) financing activities	777,475	1,333,510	2,235,007
Net increase (decrease) in cash and cash equivalents	(93,607)	232,307	313,375
Cash and cash equivalents at beginning of period	822,019	589,712	276,337
Cash and cash equivalents at end of period	$728,412	$822,019	$589,712
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NATURE OF OPERATIONS
Old National Bancorp, a financial holding company headquartered in Evansville, Indiana with commercial and consumer banking operations headquartered in Chicago, Illinois.  Its principal subsidiary is Old National Bank.  Through its bank and non-bank affiliates, Old National Bancorp provides to its clients a wide range of services throughout the Midwest region, including commercial and consumer loan and depository services, private banking, brokerage, trust, investment advisory, and other traditional banking services.
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
Equity Securities
Equity securities consist of mutual funds for Community Reinvestment Act qualified investments and diversified investment securities held in a grantor trust for participants in the Company’s nonqualified deferred compensation plan. Equity securities are recorded at fair value with changes in fair value recognized in other income.
Investment Securities
Old National classifies debt investment securities as available-for-sale or held-to-maturity on the date of purchase.  Debt securities classified as available-for-sale are recorded at fair value with the unrealized gains and losses recorded in other comprehensive income (loss), net of tax.  Realized gains and losses affect income and the prior fair value adjustments are reclassified within shareholders’ equity.  Debt securities classified as held-to-maturity, which management has the intent and ability to hold to maturity, are reported at amortized cost.  Interest income includes amortization of purchase premiums or discounts.  Premiums and discounts are amortized on the level-yield method.  Anticipated prepayments are considered when amortizing premiums and discounts on mortgage-backed securities.  Gains and losses on the sale of available-for-sale debt securities are determined using the specific-identification method.
Available-for-sale securities in unrealized loss positions are evaluated at least quarterly to determine if a decline in fair value should be recorded through income or other comprehensive income (loss). For available-for sale securities in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security, before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for-sale securities that do not meet the criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any decline in fair value that has not been recorded through an allowance for credit losses is recognized in other comprehensive income (loss), net of applicable taxes. Accrued interest receivable on the securities portfolio is excluded from the estimate of credit losses.
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
Loans
Loans that Old National intends to hold are classified as held for investment.  Loans held for investment are carried at the principal balance outstanding, net of earned interest, purchase premiums or discounts, deferred loan fees and costs, and an allowance for credit losses.  Interest income is accrued on the principal balances of loans outstanding.  For all loan classes, a loan is generally placed on nonaccrual status when principal or interest becomes 90 days past due unless it is well secured and in the process of collection, or earlier when concern exists as to the ultimate collectability of principal or interest. Interest accrued but not received is reversed against earnings. Cash interest received on these loans is applied to the principal balance until the principal is recovered or until the loan returns to accrual status. Loans may be returned to accrual status when all the principal and interest amounts contractually due are brought current, remain current for a prescribed period, and future payments are reasonably assured.
Old National has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. Evidence of credit deterioration was evaluated using various indicators, such as past due and nonaccrual status, as well as asset quality rating. PCD loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and initial allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is accreted or amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through provision for credit losses.

Allowance for Credit Losses on Loans
Credit quality within the loans held for investment portfolio is continuously monitored by management and is reflected within the allowance for credit losses on loans. The allowance for credit losses is an estimate of expected losses inherent within the Company’s loans held for investment portfolio. Credit quality is assessed and monitored by evaluating various attributes and the results of those evaluations are utilized in underwriting new loans and in our process for estimating expected credit losses. Expected credit loss inherent in non-cancelable off-balance-sheet credit exposures is accounted for as a separate liability included in other liabilities on the balance sheet. The allowance for credit losses on loans held for investment is adjusted by a credit loss expense, which is reported in provision for credit losses, and reduced by the charge-off of loan amounts, net of recoveries within the provision for credit losses. Old National has made a policy election to report accrued interest receivable as a separate line item on the balance sheet.
The allowance for credit loss estimation process involves procedures to consider the unique characteristics of our loan portfolio segments. These segments are further disaggregated into loan classes based on the level at which credit risk is monitored. When computing the level of expected credit losses, credit loss assumptions are estimated using a model that categorizes loan pools based on loss history, delinquency status, and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Evaluations of the overall loan portfolio in future periods, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and credit loss expense in those future periods.
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
We utilize a discounted cashflow approach to determine the allowance for credit losses for performing loans and nonperforming loans. Expected cashflows are created for each loan and discounted using the effective yield method. The discounted sum of expected cashflows is then compared to the amortized cost and any shortfall is recorded as an allowance. Expected cashflows are created using a combination of contractual payment schedules, calculated PDs, LGD, and prepayment assumptions as well as qualitative factors. For commercial and commercial real estate loans, the PD is forecasted using a regression model to determine the likelihood of a loan moving into nonaccrual within the time horizon. For residential and consumer loans, the PD is forecasted using a regression model to determine the likelihood of a loan being charged-off within the time horizon. The regression models use combinations of variables to assess systematic and unsystematic risk. Variables used for unsystematic risk are borrower specific and help to gauge the risk of default from an individual borrower. Variables for systematic risk, risk inherent to all borrowers, come from the use of forward-looking economic forecasts and include variables such as unemployment rate, gross domestic product, and house price index. The LGD is defined as credit loss incurred when an obligor of the bank defaults. Qualitative factors include items such as changes in lending policies or procedures and economic uncertainty in forward-looking forecasts.
Further information regarding Old National’s policies and methodology used to estimate the allowance for credit losses on loans is presented in Note 4 to the consolidated financial statements.
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
Goodwill and Other Intangible Assets
Goodwill arises from business combinations and is determined as the excess of the cost of acquired entities over the fair value of identifiable assets acquired less liabilities assumed as of the merger or acquisition date.  Amortization of goodwill and indefinite-lived assets is not recorded.  However, the recoverability of goodwill and other intangible assets are tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed.  Other intangible assets, including core deposits and customer business relationships, are amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years.
Company-Owned Life Insurance
Old National has purchased, as well as obtained through mergers and acquisitions, life insurance policies on certain key executives.  Old National records company-owned life insurance at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

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
Derivative Financial Instruments
As part of Old National’s overall interest rate risk management, Old National uses derivative instruments, including agreements that are commonly referred to as TBA (to be announced) forward agreements and interest rate swaps, collars, caps, and floors.  All derivative instruments are recognized on the balance sheet at their fair value. At the inception of the derivative contract, Old National designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”).  For a fair value hedge, the change in value of the derivative, as well as the offsetting change in value of the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in fair values.  For a cash flow hedge, the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, in noninterest income.
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
When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as noninterest income.  When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability.  When a cash flow hedge is discontinued but the hedged cash flows or forecasted transaction is still expected to occur, changes in value that were accumulated in other comprehensive income (loss) are amortized or accreted into earnings over the same periods which the hedged transactions will affect earnings.

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
Credit-Related Financial Instruments
In the ordinary course of business, Old National’s bank subsidiary has entered into credit-related financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit.  The notional amount of these commitments is not reflected in the consolidated financial statements until they are funded. Old National maintains an allowance for credit losses on unfunded loan commitments to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses on loans, modified to take into account the probability of a drawdown on the commitment. The allowance for credit losses on unfunded loan commitments is classified as a liability account on the balance sheet and is adjusted as a provision for unfunded loan commitments included in the provision for credit losses.
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

Share-Based Compensation
Compensation cost is recognized for stock options, stock appreciation rights, and restricted stock awards and units issued to employees based on the fair value of these awards at the date of grant.  A Black-Scholes model is utilized to estimate the fair value of stock options and appreciation rights, while the market price of our Common Stock at the date of grant is used for restricted stock awards. The market price of our Common Stock at the date of grant less the present value of dividends expected to be paid during the performance period is used for restricted stock units where the performance measure is based on an internal performance measure. A third-party provider is used to value certain restricted stock units where the performance measure is based on total shareholder return.  Compensation expense is recognized over the required service period.  Forfeitures are recognized as they occur.

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
The following table summarizes supplemental cash flow information:

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Cash payments:
Interest	$118,165	$42,196	$70,043
Income taxes, net of refunds	66,109	31,875	24,436

Noncash Investing and Financing Activities:
Securities transferred from available-for-sale to held-to-maturity	2,986,736	—	—
Transfer of premises and equipment to assets held for sale	7,905	9,539	16,661
Operating lease right-of-use assets obtained in exchange for lease obligations	28,265	776	(116)
Finance lease right-of-use assets obtained in exchange for lease obligations	(966)	7,477	5,225
There were 129.4 million shares of Common Stock issued in conjunction with the merger with First Midwest in February of 2022 totaling $2.4 billion in shareholders’ equity. In addition, Old National issued 108,000 shares of Old National Series A Preferred Stock and 122,500 shares of Old National Series C Preferred Stock totaling $243.7 million in shareholders’ equity.

Business Combinations
Old National accounts for business combinations using the acquisition method of accounting.  The accounts of an acquired entity are included as of the date of merger or acquisition, and any excess of purchase price over the fair value of the net assets acquired is capitalized as goodwill.  Alternatively, a gain is recorded if the fair value of the net assets acquired exceeds the purchase price. Old National typically issues Common Stock and/or pays cash for a merger or acquisition, depending on the terms of the agreement.  The value of Common Stock issued is determined based on the market price of the stock as of the closing of the merger or acquisition.  Merger and acquisition costs are expensed when incurred.
Revenue From Contracts With Customers
Old National’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. A description of the Company’s significant revenue streams accounted for under ASC 606 follows:
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
Impact of Accounting Changes

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
In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which defers the sunset date of relief provisions within Topic 848 from December 31, 2022 to December 31, 2024. The objective of the guidance in Topic 848 is to provide relief during the transition period.
The amendments in this ASU are effective March 12, 2020 through December 31, 2024. Old National believes the adoption of this guidance on activities subsequent to December 31, 2022 will not have a material impact on the consolidated financial statements.
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
NOTE 2 – MERGER, ACQUISITION, AND DIVESTITURE ACTIVITY
Merger
First Midwest Bancorp, Inc.
On February 15, 2022, Old National completed its previously announced merger of equals transaction with First Midwest pursuant to an agreement and plan of merger, dated as of May 30, 2021, to combine in an all-stock transaction. Following the merger, the new organization is operating under the Old National Bancorp and Old National Bank names, with the corporate headquarters and principal office located in Evansville, Indiana and commercial and consumer banking operations headquartered in Chicago, Illinois. Old National believes that it will be able to achieve synergies and cost savings by integrating the operations of the two companies. The combined organization has a presence in additional Midwestern markets, strong commercial banking capabilities, a robust retail footprint, a significant wealth platform, and an enhanced ability to attract talent. The combined organization also creates the scale and profitability to accelerate digital and technological capabilities to drive future investments in consumer and commercial banking, as well as wealth management services.
Pursuant to the terms of the merger agreement, each First Midwest common stockholder received 1.1336 shares of Old National common stock for each share of First Midwest common stock such stockholder owned, plus, if applicable, cash in lieu of fractional shares of Old National common stock resulting from the exchange ratio. Each outstanding share of 7.000% fixed-rate non-cumulative perpetual preferred stock, Series A, no par value, and each outstanding share of 7.000% fixed-rate non-cumulative perpetual preferred stock, Series C, no par value, of First Midwest was converted into the right to receive one share of an applicable newly created series of Old National preferred stock, no par value “Old National Series A Preferred Stock” and “Old National Series C Preferred Stock,” and collectively, the “Old National Preferred Stock”. In this regard, Old National issued 108,000 shares of Old National Series A Preferred Stock and 122,500 shares of Old National Series C Preferred Stock. Old National entered into two deposit agreements, each dated as of February 15, 2022, by and among Old National, Continental Stock Transfer & Trust Company, as depository, and the holders from time to time of the depositary receipts in connection with the issuance of the Old National Preferred Stock. Pursuant to the deposit agreements, Old National issued 4,320,000 depositary shares, each representing a 1/40th interest in a share of Old National Series A Preferred Stock, and 4,900,000 depositary shares, each representing a 1/40th interest in a share of Old National Series C Preferred Stock.

The assets acquired and liabilities assumed, both intangible and tangible, in the merger were recorded at their estimated fair values as of the merger date and have been accounted for under the acquisition method of accounting. Subsequent to the initial valuation, Old National increased goodwill by $1.6 million to update the provisional valuation of the fair values of assets acquired and liabilities assumed. These adjustments affected goodwill, loans, premises and equipment, operating lease right-of-use assets, other assets, and accrued expenses and other liabilities. As of December 31, 2022, Old National finalized its valuation of all assets acquired and liabilities assumed. The following table presents a summary of the assets acquired and liabilities assumed, net of the fair value adjustments and the fair value of consideration as of the merger date:

(dollars and shares in thousands)	February 15, 2022
Assets
Cash and cash equivalents	$1,912,629
Investment securities	3,526,278
FHLB/Federal Reserve Bank stock	106,097
Loans held for sale	13,809
Loans, net of allowance for credit losses	14,298,873
Premises and equipment	111,867
Operating lease right-of-use assets	129,698
Accrued interest receivable	53,502
Goodwill	961,722
Other intangible assets	117,584
Company-owned life insurance	301,025
Other assets	317,258
Total assets	$21,850,342
Liabilities
Deposits	$17,249,404
Securities sold under agreements to repurchase	135,194
Federal Home Loan Bank advances	1,158,623
Other borrowings	274,569
Accrued expenses and other liabilities	342,369
Total liabilities	$19,160,159
Fair value of consideration
Preferred stock	$243,870
Common stock (129,365 shares issued at $18.92 per share)	2,446,312
Total consideration	$2,690,182
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
Transaction costs totaling $120.9 million associated with the merger have been expensed in 2022 and additional transaction and integration costs will be expensed in future periods as incurred.
As a result of the merger, Old National assumed sponsorship of First Midwest’s defined benefit pension plan (the “Pension Plan”) under which both plan participation and benefit accruals had been previously frozen. The Pension Plan was terminated in November 2022, which included the settlement of benefit obligations associated with the Pension Plan. At December 31, 2022, the fair value of Pension Plan assets was $16.6 million. Pension costs were not material in 2022.

Summary of Unaudited Pro-Forma Financial Information
The following table presents supplemental unaudited pro-forma financial information as if the First Midwest merger had occurred on January 1, 2021. The pro-forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effective as of this assumed date.

	Years Ended December 31,
(dollars in thousands)	2022	2021
Total revenues (1)	$1,812,333	$1,564,287
Income before income taxes	749,009	382,102
(1)    Includes net interest income and total noninterest income.
Supplemental pro-forma earnings for the year ended December 31, 2022 were adjusted to exclude $120.9 million of merger-related costs, $11.0 million of provision for credit losses on unfunded loan commitments, and $96.3 million of provision for credit losses to establish an allowance for credit losses on non-PCD loans acquired in the transaction. Supplemental pro-forma earnings for the year ended December 31, 2021 were adjusted to include these costs.
Divestitures
On November 18, 2022, Old National completed its previously announced transaction with UMB, pursuant to which UMB acquired Old National’s business of acting as a qualified custodian for, and administering, health savings accounts. Old National served as custodian for health savings accounts comprised of both investment accounts and deposit accounts. At closing, the health savings accounts held in deposit accounts that were transferred totaled approximately $382 million and resulted in a $90.7 million pre-tax gain.
During the fourth quarter of 2022, Old National initiated certain property optimization actions that included the closure and consolidation of certain branches as well as other real estate repositioning across our footprint. These actions resulted in pre-tax charges of $26.8 million that are associated with valuation adjustments related to these locations and are recorded in noninterest expense.
During 2020, we consolidated 31 banking centers located throughout our footprint, reflecting an ongoing shift among our clients toward digital banking solutions. Many of the facilities consolidated were in smaller markets, several of which were added in recent years through acquisition and partnership activity. These actions resulted in pre-tax charges of $27.1 million associated with valuation adjustments related to these locations and were recorded in noninterest expense.

NOTE 3 – INVESTMENT SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolios and the corresponding amounts of gross unrealized gains, unrealized losses, and basis adjustments in AOCI and gross unrecognized gains and losses. The Company held no securities classified as held-to-maturity as of December 31, 2021.

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Basis Adjustments (1)	Fair Value
December 31, 2022
Available-for-Sale
U.S. Treasury	$253,148	$5	$(5,189)	$(47,037)	$200,927
U.S. government-sponsored entities and agencies	1,451,736	—	(169,248)	(107,408)	1,175,080
Mortgage-backed securities - Agency	4,986,354	976	(617,428)	—	4,369,902
States and political subdivisions	688,159	1,789	(26,096)	—	663,852
Pooled trust preferred securities	13,783	—	(2,972)	—	10,811
Other securities	379,423	258	(26,541)	—	353,140
Total available-for-sale securities	$7,772,603	$3,028	$(847,474)	$(154,445)	$6,773,712

Held-to-Maturity
U.S. government-sponsored entities and agencies	$819,168	$—	$(162,810)	$—	$656,358
Mortgage-backed securities - Agency	1,106,817	—	(123,854)	—	982,963
States and political subdivisions	1,163,312	221	(159,022)	—	1,004,511
Allowance for securities held-to-maturity	(150)	—	—	—	(150)
Total held-to-maturity securities	$3,089,147	$221	$(445,686)	$—	$2,643,682

December 31, 2021
Available-for-Sale
U.S. Treasury	$234,555	$1,233	$(7,751)	$7,547	$235,584
U.S. government-sponsored entities and agencies	1,575,994	7,354	(37,014)	(3,561)	1,542,773
Mortgage-backed securities - Agency	3,737,484	27,421	(66,074)	—	3,698,831
States and political subdivisions	1,587,172	69,696	(1,882)	—	1,654,986
Pooled trust preferred securities	13,756	—	(4,260)	—	9,496
Other securities	235,072	6,578	(1,254)	—	240,396
Total available-for-sale securities	$7,384,033	$112,282	$(118,235)	$3,986	$7,382,066
(1)    Basis adjustments represent the cumulative fair value adjustments included in the carrying amounts of fixed-rate investment securities assets in fair value hedging arrangements.
During 2022, U.S government-sponsored entity and agency securities, agency mortgage-backed securities, and state and political subdivision securities with a fair value of $3.0 billion were transferred from the available-for-sale portfolio to the held-to-maturity portfolio. The $125.2 million unrealized holding loss, net of tax, at the date of transfer will continue to be reported as a separate component of shareholders’ equity and is being amortized over the remaining term of the securities as an adjustment to yield. The corresponding discount on these securities will offset this adjustment to yield as it is amortized.

Proceeds from sales or calls of available-for-sale investment securities and the resulting realized gains and realized losses were as follows:

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Proceeds from sales of available-for-sale debt securities	$20,032	$198,886	$299,885
Proceeds from calls of available-for-sale debt securities	70,808	158,818	465,179
Total	$90,840	$357,704	$765,064

Realized gains on sales of available-for-sale debt securities	$344	$4,188	$11,172
Realized gains on calls of available-for-sale debt securities	187	317	121
Realized losses on sales of available-for-sale debt securities	(377)	(145)	(500)
Realized losses on calls of available-for-sale debt securities	(242)	(33)	(26)
Debt securities gains (losses), net	$(88)	$4,327	$10,767
Investment securities pledged to secure public and other funds had a carrying value of $6.1 billion at December 31, 2022 and $2.7 billion at December 31, 2021.
At December 31, 2022, Old National had a concentration of investment securities issued by Indiana and its political subdivisions. The only aggregate market value of the Company’s investment securities greater than 10% of shareholders’ equity were issued by Indiana and its political subdivisions totaling $628.6 million, which represented 12.3% of shareholders’ equity. Of the bonds issued by Indiana, 99.7% are rated “BBB+” or better, and the remaining 0.3% generally represent pre-refunded positions.
Substantially all of the mortgage-backed securities in the investment portfolio are residential mortgage-backed securities.  The table below shows the amortized cost and fair value of the investment securities portfolio by contractual maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Weighted average yield is based on amortized cost.

	At December 31, 2022
(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Maturity
Available-for-Sale
Within one year	$108,432	$106,803	2.67%
One to five years	1,821,584	1,697,506	2.83%
Five to ten years	4,289,711	3,722,857	2.32%
Beyond ten years	1,552,876	1,246,546	2.52%
Total	$7,772,603	$6,773,712	2.48%
Held-to-Maturity
One to five years	$71,144	$65,481	3.56%
Five to ten years	1,211,517	1,079,532	2.73%
Beyond ten years	1,806,486	1,498,669	2.83%
Total	$3,089,147	$2,643,682	2.81%

The following table summarizes the available-for-sale investment securities with unrealized losses for which an allowance for credit losses has not been recorded by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022
Available-for-Sale
U.S. Treasury	$130,967	$(3,264)	$66,992	$(1,925)	$197,959	$(5,189)
U.S. government-sponsored entities and agencies	454,854	(75,795)	720,226	(93,453)	1,175,080	(169,248)
Mortgage-backed securities - Agency	3,207,319	(358,507)	1,116,205	(258,921)	4,323,524	(617,428)
States and political subdivisions	414,813	(25,555)	2,703	(541)	417,516	(26,096)
Pooled trust preferred securities	—	—	10,811	(2,972)	10,811	(2,972)
Other securities	257,775	(17,045)	75,309	(9,496)	333,084	(26,541)
Total available-for-sale	$4,465,728	$(480,166)	$1,992,246	$(367,308)	$6,457,974	$(847,474)

December 31, 2021
Available-for-Sale
U.S. Treasury	$91,063	$(7,751)	$—	$—	$91,063	$(7,751)
U.S. government-sponsored entities and agencies	1,032,566	(21,167)	312,949	(15,847)	1,345,515	(37,014)
Mortgage-backed securities - Agency	2,415,923	(59,277)	163,685	(6,797)	2,579,608	(66,074)
States and political subdivisions	178,570	(1,849)	2,729	(33)	181,299	(1,882)
Pooled trust preferred securities	—	—	9,496	(4,260)	9,496	(4,260)
Other securities	56,976	(943)	21,133	(311)	78,109	(1,254)
Total available-for-sale	$3,775,098	$(90,987)	$509,992	$(27,248)	$4,285,090	$(118,235)
The following table summarizes the held-to-maturity investment securities with unrecognized losses aggregated by major security type and length of time in a continuous loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
December 31, 2022
Held-to-Maturity
U.S. government-sponsored entities and agencies	$354,293	$(110,523)	$302,066	$(52,287)	$656,359	$(162,810)
Mortgage-backed securities - Agency	367,849	(42,438)	615,114	(81,416)	982,963	(123,854)
States and political subdivisions	838,689	(127,355)	135,573	(31,667)	974,262	(159,022)
Total held-to-maturity	$1,560,831	$(280,316)	$1,052,753	$(165,370)	$2,613,584	$(445,686)
The unrecognized losses on held-to-maturity investment securities presented in the table above do not include unrecognized losses on securities that were transferred from available-for-sale to held-for-maturity totaling $148.9 million at December 31, 2022 that are included as a separate component of shareholders’ equity and are being amortized over the remaining term of the securities.
No allowance for credit losses for available-for-sale debt securities was needed at December 31, 2022 or December 31, 2021.
An allowance on held-to-maturity debt securities is maintained for certain municipal bonds to account for expected lifetime credit losses. Substantially all of the U.S. government-sponsored entities and agencies and agency mortgage-backed securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. Therefore, for those securities, we do not record expected credit losses. The allowance for credit losses on held-to-maturity debt securities was $0.2 million at December 31, 2022.

Accrued interest receivable on securities portfolio is excluded from the estimate of credit losses and totaled $50.9 million at December 31, 2022 and $35.5 million at December 31, 2021.
At December 31, 2022, Old National’s securities portfolio consisted of 3,150 securities, 2,803 of which were in an unrealized loss position.  The unrealized losses attributable to our U.S. Treasury, U.S. government-sponsored entities and agencies, agency mortgage-backed securities, states and political subdivisions, and other securities are the result of fluctuations in interest rates and temporary market movements.  Old National’s pooled trust preferred securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows.  At December 31, 2022, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.
Old National’s pooled trust preferred securities have experienced credit defaults.  However, we believe that the value of the instruments lies in the full and timely interest payments that will be received through maturity, the steady amortization that will be experienced until maturity, and the full return of principal by the final maturity of the collateralized debt obligations. Old National did not recognize any losses on these securities for the years ended December 31, 2022 or December 31, 2021.
Equity Securities
Old National’s equity securities with readily determinable fair values totaled $52.5 million at December 31, 2022 and $13.2 million at December 31, 2021.  There were losses on equity securities of $4.9 million during 2022, gains on equity securities of $0.2 million during 2021, and gains on equity securities of $1.4 million during 2020.
Alternative Investments
Old National has alternative investments without readily determinable fair values that are included in other assets totaling $396.8 million at December 31, 2022, consisting of $240.1 million of illiquid investments of partnerships, limited liability companies, and other ownership interests that support affordable housing and $156.8 million of economic development and community revitalization initiatives in low-to-moderate income neighborhoods. These alternative investments totaled $186.0 million at December 31, 2021.  There were no impairments or adjustments on equity securities without readily determinable fair values, except for amortization of tax credit investments during 2022 and 2021. There were impairments on these securities totaling $0.1 million in 2020.
NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans
Old National’s loans consist primarily of loans made to consumers and commercial clients in many diverse industries, including real estate rental and leasing, manufacturing, healthcare, wholesale trade, construction, and agriculture, among others.  Most of Old National’s lending activity occurs within our principal geographic markets in the Midwest region.  Old National manages concentrations of credit exposure by industry, product, geography, client relationship, and loan size.

The loan categories used to monitor and analyze interest income and yields are different than the portfolio segments used to determine the allowance for credit losses on loans. The allowance for credit losses was calculated by pooling loans of similar credit risk characteristics and credit monitoring procedures. The four loan portfolios used to monitor and analyze interest income and yields – commercial, commercial real estate, residential real estate, and consumer – are reclassified into seven segments of loans – commercial, commercial real estate, BBCC, residential real estate, indirect, direct, and home equity for purposes of determining the allowance for credit losses on loans. The commercial and commercial real estate loan categories shown on the balance sheet include the same pool of loans as the commercial, commercial real estate, and BBCC portfolio segments. The consumer loan category shown on the balance sheet is comprised of the same loans in the indirect, direct, and home equity portfolio segments. The portfolio segment reclassifications follow:

	Statement Balance	Portfolio Segment Reclassifications	After Reclassifications

(dollars in thousands)
December 31, 2022
Commercial	$9,508,904	$(210,280)	$9,298,624
Commercial real estate	12,457,070	(158,322)	12,298,748
BBCC	N/A	368,602	368,602
Residential real estate	6,460,441	—	6,460,441
Consumer	2,697,226	(2,697,226)	N/A
Indirect	N/A	1,034,257	1,034,257
Direct	N/A	629,186	629,186
Home equity	N/A	1,033,783	1,033,783
Total	$31,123,641	$—	$31,123,641

December 31, 2021
Commercial	$3,391,769	$(191,557)	$3,200,212
Commercial real estate	6,380,674	(159,190)	6,221,484
BBCC	N/A	350,747	350,747
Residential real estate	2,255,289	—	2,255,289
Consumer	1,574,114	(1,574,114)	N/A
Indirect	N/A	873,139	873,139
Direct	N/A	140,385	140,385
Home equity	N/A	560,590	560,590
Total	$13,601,846	$—	$13,601,846
The composition of loans by portfolio segment follows:

	December 31,
(dollars in thousands)	2022	2021
Commercial (1) (2)	$9,298,624	$3,200,212
Commercial real estate	12,298,748	6,221,484
BBCC	368,602	350,747
Residential real estate	6,460,441	2,255,289
Indirect	1,034,257	873,139
Direct	629,186	140,385
Home equity	1,033,783	560,590
Total loans	31,123,641	13,601,846
Allowance for credit losses on loans	(303,671)	(107,341)
Net loans	$30,819,970	$13,494,505
(1)    Includes direct finance leases of $188.1 million at December 31, 2022 and $25.1 million at December 31, 2021.
(2)    Includes remaining PPP loans of $32.5 million at December 31, 2022 and $169.0 million December 31, 2021.

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
At 227%, Old National Bank’s commercial real estate loans as a percentage of its risk-based capital remained well below the regulatory guideline limit of 300% at December 31, 2022.
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
Residential
With respect to residential loans that are secured by 1 - 4 family residences and are generally owner occupied, Old National typically establishes a maximum loan-to-value ratio and generally requires private mortgage insurance if that ratio is exceeded.  Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels.  Repayment can also be impacted by changes in residential property values.  Portfolio risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.
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
Home Equity
Home equity loans are generally secured by 1 - 4 family residences that are owner occupied. Old National has established conservative underwriting standards such as minimum FICO scores, maximum loan-to-value ratios, and maximum debt-to-income ratios. Repayment of these loans depends largely on the personal income of the borrowers, which can be affected by changes in economic conditions such as unemployment levels. Portfolio risk is mitigated by the fact that the loans are of smaller amounts spread over many borrowers, along with conservative credit policies as well as monitoring of updated borrower credit scores.
Related Party Loans
In the ordinary course of business, Old National grants loans to certain executive officers, directors, and significant subsidiaries (collectively referred to as “related parties”). The aggregate amount of loans to related parties was not greater than 5% of the Company’s shareholders’ equity at December 31, 2022 or 2021.
Allowance for Credit Losses
Loans
Credit quality within the loans held for investment portfolio is continuously monitored by management and is reflected within the allowance for credit losses on loans. The allowance for credit losses is an estimate of expected losses inherent within the Company’s loans held for investment portfolio. Credit quality is assessed and monitored by evaluating various attributes and the results of those evaluations are utilized in underwriting new loans and in our process for estimating expected credit losses. Expected credit loss inherent in non-cancelable off-balance-sheet credit exposures is accounted for as a separate liability included in other liabilities on the balance sheet. The allowance for credit losses on loans held for investment is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries. Old National has made a policy election to report accrued interest receivable as a separate line item on the balance sheet. Accrued interest receivable on loans is excluded from the estimate of credit losses and totaled $137.7 million at December 31, 2022 and $47.6 million at December 31, 2021.
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

The base forecast scenario considers unemployment, gross domestic product, and the BBB ratio (BBB spread to the 10-year U.S. Treasury rate). In addition to the quantitative inputs, several qualitative factors are considered. These factors include the risk that unemployment, gross domestic product, housing product index, and the BBB ratio prove to be more severe and/or prolonged than our baseline forecast due to a variety of factors including monetary actions to control inflation, conflict in Ukraine, and global supply chain issues. Old National’s activity in the allowance for credit losses on loans by portfolio segment was as follows:

(dollars in thousands)	Balance at Beginning of Period	Allowance Established for Acquired PCD Loans	Impact of Adopting ASC 326	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Period
Year Ended December 31, 2022
Commercial	$27,232	$38,780	$—	$(6,885)	$4,610	$56,875	$120,612
Commercial real estate	64,004	49,419	—	(6,519)	1,095	30,245	138,244
BBCC	2,458	—	—	(85)	281	(223)	2,431
Residential real estate	9,347	136	—	(344)	760	12,017	21,916
Indirect	1,743	—	—	(2,525)	1,263	1,051	1,532
Direct	528	31	—	(10,799)	2,557	19,799	12,116
Home equity	2,029	723	—	(124)	616	3,576	6,820
Total	$107,341	$89,089	$—	$(27,281)	$11,182	$123,340	$303,671

Year Ended December 31, 2021
Commercial	$30,567	$—	$—	$(1,228)	$791	$(2,898)	$27,232
Commercial real estate	75,810	—	—	(264)	4,403	(15,945)	64,004
BBCC	6,120	—	—	(144)	105	(3,623)	2,458
Residential real estate	12,608	—	—	(346)	339	(3,254)	9,347
Indirect	3,580	—	—	(1,087)	1,682	(2,432)	1,743
Direct	855	—	—	(1,159)	777	55	528
Home equity	1,848	—	—	(82)	978	(715)	2,029
Total	$131,388	$—	$—	$(4,310)	$9,075	$(28,812)	$107,341

Year Ended December 31, 2020
Commercial	$21,359	$—	$7,150	$(5,593)	$3,629	$4,022	$30,567
Commercial real estate	20,535	—	25,548	(4,323)	4,515	29,535	75,810
BBCC	2,279	—	3,702	(95)	140	94	6,120
Residential real estate	2,299	—	6,986	(824)	633	3,514	12,608
Indirect	5,319	—	(1,669)	(2,754)	1,922	762	3,580
Direct	1,863	—	(1,059)	(1,763)	819	995	855
Home equity	965	—	689	(201)	922	(527)	1,848
Total	$54,619	$—	$41,347	$(15,553)	$12,580	$38,395	$131,388
The allowance for credit losses on loans increased for the year ended December 31, 2022 primarily due to $89.1 million of allowance for credit losses on acquired PCD loans established through acquisition accounting adjustments on or after the merger date with First Midwest and $96.3 million of provision for credit losses to establish an allowance for credit losses on non-PCD loans acquired in the First Midwest merger.

Unfunded Loan Commitments
Old National maintains an allowance for credit losses on unfunded loan commitments to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses on loans, modified to take into account the probability of a drawdown on the commitment. The allowance for credit losses on unfunded loan commitments is classified as a liability account on the balance sheet within accrued expenses and other liabilities, while the corresponding provision for unfunded loan commitments is included in the provision for credit losses. Old National’s activity in the allowance for credit losses on unfunded loan commitments was as follows:

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Balance at beginning of period	$10,879	$11,689	$2,656
Provision for credit losses on unfunded loan commitments acquired during the period	11,013	—	—
Impact of adopting ASC 326	—	—	4,549
Provision for unfunded loan commitments	10,296	(810)	4,484
Balance at end of period	$32,188	$10,879	$11,689
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

The following table summarizes the amortized cost of term loans by risk category of commercial, commercial real estate, and BBCC loans by loan portfolio segment, class of loan, and origination year:

	Origination Year							Revolving to Term
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving		Total
December 31, 2022
Commercial:
Risk Rating:
Pass	$2,388,618	$1,754,364	$796,340	$738,208	$362,986	$388,617	$1,988,763	$329,119	$8,747,015
Criticized	40,856	30,661	63,557	33,490	9,195	5,312	61,036	4,327	248,434
Classified:
Substandard	37,223	47,522	16,540	22,925	4,844	21,204	67,402	25,143	242,803
Nonaccrual	3,627	1,453	566	—	—	—	1,634	6,623	13,903
Doubtful	2,821	17,604	3,720	8,005	5,968	8,351	—	—	46,469
Total	$2,473,145	$1,851,604	$880,723	$802,628	$382,993	$423,484	$2,118,835	$365,212	$9,298,624

Commercial real estate:
Risk Rating:
Pass	$3,066,960	$2,828,758	$1,989,000	$1,219,025	$675,572	$1,018,719	$57,818	$689,553	$11,545,405
Criticized	75,306	34,422	22,569	82,637	86,504	56,864	—	23,282	381,584
Classified:
Substandard	46,231	16,928	24,319	78,468	57,824	21,591	—	4,108	249,469
Nonaccrual	3,151	9,541	5,014	—	2,312	22,155	—	3,257	45,430
Doubtful	1,934	38,386	10,011	4,605	1,523	20,401	—	—	76,860
Total	$3,193,582	$2,928,035	$2,050,913	$1,384,735	$823,735	$1,139,730	$57,818	$720,200	$12,298,748

BBCC:
Risk Rating:
Pass	$90,341	$64,161	$52,304	$36,868	$23,618	$11,333	$60,016	$18,881	$357,522
Criticized	1,504	525	368	692	353	—	1,006	1,603	6,051
Classified:
Substandard	811	143	—	421	—	—	543	682	2,600
Nonaccrual	42	37	118	—	429	284	—	639	1,549
Doubtful	40	107	439	157	64	73	—	—	880
Total	$92,738	$64,973	$53,229	$38,138	$24,464	$11,690	$61,565	$21,805	$368,602

	Origination Year							Revolving to Term
(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving		Total
December 31, 2021
Commercial:
Risk Rating:
Pass	$918,456	$563,869	$271,158	$98,468	$156,136	$235,639	$667,628	$130,470	$3,041,824
Criticized	9,998	7,885	6,660	—	7,809	2,658	14,601	10,076	59,687
Classified:
Substandard	14,773	14,468	10,200	9,849	5,521	945	6,883	10,322	72,961
Nonaccrual	1,069	3,507	1,276	3,721	1,448	—	845	7,796	19,662
Doubtful	—	178	—	288	337	5,275	—	—	6,078
Total	$944,296	$589,907	$289,294	$112,326	$171,251	$244,517	$689,957	$158,664	$3,200,212

Commercial real estate:
Risk Rating:
Pass	$1,555,880	$1,474,271	$846,921	$481,508	$462,176	$611,680	$42,609	$451,544	$5,926,589
Criticized	27,622	24,790	39,914	—	21,614	22,157	—	34,387	170,484
Classified:
Substandard	4,706	12,118	9,933	9,058	18,165	11,351	2,291	4,339	71,961
Nonaccrual	1,620	2,997	—	1,627	3,419	8,905	315	871	19,754
Doubtful	6,653	—	1,970	342	11,218	12,513	—	—	32,696
Total	$1,596,481	$1,514,176	$898,738	$492,535	$516,592	$666,606	$45,215	$491,141	$6,221,484

BBCC:
Risk Rating:
Pass	$81,710	$69,749	$54,580	$34,461	$25,113	$8,296	$47,571	$18,778	$340,258
Criticized	1,320	1,170	841	160	—	—	670	1,578	5,739
Classified:
Substandard	284	24	79	7	187	465	103	239	1,388
Nonaccrual	—	88	—	—	66	162	—	1,136	1,452
Doubtful	—	25	284	1,391	—	210	—	—	1,910
Total	$83,314	$71,056	$55,784	$36,019	$25,366	$9,133	$48,344	$21,731	$350,747

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

	Origination Year							Revolving to Term
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving		Total
December 31, 2022
Residential real estate:
Performing	$1,327,168	$1,945,792	$1,825,762	$478,529	$136,260	$712,175	$7	$88	$6,425,781
Nonperforming	59	529	861	873	1,826	30,512	—	—	34,660
Total	$1,327,227	$1,946,321	$1,826,623	$479,402	$138,086	$742,687	$7	$88	$6,460,441

Indirect:
Performing	$504,410	$249,407	$144,265	$82,304	$31,484	$19,095	$—	$62	$1,031,027
Nonperforming	348	1,074	645	531	304	328	—	—	3,230
Total	$504,758	$250,481	$144,910	$82,835	$31,788	$19,423	$—	$62	$1,034,257

Direct:
Performing	$132,934	$164,126	$77,406	$57,919	$45,299	$59,212	$87,622	$671	$625,189
Nonperforming	115	851	614	205	327	1,526	5	354	3,997
Total	$133,049	$164,977	$78,020	$58,124	$45,626	$60,738	$87,627	$1,025	$629,186

Home equity:
Performing	$919	$896	$1,849	$1,497	$983	$11,646	$990,001	$14,792	$1,022,583
Nonperforming	166	160	166	446	794	4,308	1,698	3,462	11,200
Total	$1,085	$1,056	$2,015	$1,943	$1,777	$15,954	$991,699	$18,254	$1,033,783

	Origination Year							Revolving to Term
	2021	2020	2019	2018	2017	Prior	Revolving		Total
December 31, 2021
Residential real estate:
Performing	$625,582	$632,705	$272,600	$72,766	$103,866	$529,293	$12	$105	$2,236,929
Nonperforming	96	165	166	350	855	16,728	—	—	18,360
Total	$625,678	$632,870	$272,766	$73,116	$104,721	$546,021	$12	$105	$2,255,289

Indirect:
Performing	$361,485	$231,156	$146,978	$68,513	$41,598	$20,819	$—	$9	$870,558
Nonperforming	262	524	614	510	430	241	—	—	2,581
Total	$361,747	$231,680	$147,592	$69,023	$42,028	$21,060	$—	$9	$873,139

Direct:
Performing	$34,058	$16,135	$14,396	$14,579	$7,432	$15,831	$36,812	$192	$139,435
Nonperforming	13	53	130	133	35	536	42	8	950
Total	$34,071	$16,188	$14,526	$14,712	$7,467	$16,367	$36,854	$200	$140,385

Home equity:
Performing	$—	$—	$633	$349	$535	$—	$539,057	$16,768	$557,342
Nonperforming	—	—	16	9	41	1	258	2,923	3,248
Total	$—	$—	$649	$358	$576	$1	$539,315	$19,691	$560,590

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
The following table presents the aging of the amortized cost basis in past due loans by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Current	Total Loans
December 31, 2022
Commercial	$14,147	$4,801	$11,080	$30,028	$9,268,596	$9,298,624
Commercial real estate	47,240	1,312	32,892	81,444	12,217,304	12,298,748
BBCC	730	365	603	1,698	366,904	368,602
Residential	24,181	5,033	11,753	40,967	6,419,474	6,460,441
Indirect	6,302	2,118	958	9,378	1,024,879	1,034,257
Direct	5,404	2,118	1,928	9,450	619,736	629,186
Home equity	6,585	1,966	4,707	13,258	1,020,525	1,033,783
Total	$104,589	$17,713	$63,921	$186,223	$30,937,418	$31,123,641

December 31, 2021
Commercial	$2,723	$617	$1,603	$4,943	$3,195,269	$3,200,212
Commercial real estate	1,402	280	7,042	8,724	6,212,760	6,221,484
BBCC	747	162	109	1,018	349,729	350,747
Residential	8,273	2,364	4,554	15,191	2,240,098	2,255,289
Indirect	3,888	867	554	5,309	867,830	873,139
Direct	687	159	162	1,008	139,377	140,385
Home equity	693	199	777	1,669	558,921	560,590
Total	$18,413	$4,648	$14,801	$37,862	$13,563,984	$13,601,846
The following table presents the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing by class of loan:

	December 31, 2022			December 31, 2021
(dollars in thousands)	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing
Commercial	$60,372	$7,873	$152	$25,740	$9,574	$—
Commercial real estate	122,290	33,445	—	52,450	25,139	—
BBCC	2,429	—	—	3,362	—	—
Residential	34,660	—	1,808	18,360	—	—
Indirect	3,230	—	28	2,581	—	4
Direct	3,997	—	133	950	—	3
Home equity	11,200	—	529	3,248	—	—
Total	$238,178	$41,318	$2,650	$106,691	$34,713	$7
Interest income recognized on nonaccrual loans was insignificant during the years ended December 31, 2022 and 2021.

When management determines that foreclosure is probable, expected credit losses for collateral dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. A loan is considered collateral dependent when the borrower is experiencing financial difficulty and the loan is expected to be repaid substantially through the operation or sale of the collateral. The class of loan represents the primary collateral type associated with the loan. Significant quarter-over-quarter changes are reflective of changes in nonaccrual status and not necessarily associated with credit quality indicators like appraisal value. The following table presents the amortized cost basis of collateral dependent loans by class of loan:

	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Investment Securities/Cash	Auto	Other
December 31, 2022
Commercial	$8,962	$42,754	$2,690	$1,611	$980
Commercial Real Estate	108,871	—	1,718	—	6,411
BBCC	1,939	478	—	12	—
Residential	34,660	—	—	—	—
Indirect	—	—	—	3,230	—
Direct	2,991	13	—	232	23
Home equity	11,200	—	—	—	—
Total	$168,623	$43,245	$4,408	$5,085	$7,414

December 31, 2021
Commercial	$8,100	$13,816	$3,394	$80	$302
Commercial Real Estate	38,657	—	961	—	6,653
BBCC	1,895	1,331	43	93	—
Residential	18,360	—	—	—	—
Indirect	—	—	—	2,581	—
Direct	724	—	1	152	20
Home equity	3,248	—	—	—	—
Total	$70,984	$15,147	$4,399	$2,906	$6,975

Loan Participations
Old National has loan participations, which qualify as participating interests, with other financial institutions.  At December 31, 2022, these loans totaled $2.3 billion, of which $1.1 billion had been sold to other financial institutions and $1.2 billion was retained by Old National.  The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.
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
For commercial TDRs, an allocation is established within the allowance for credit losses on loans for the difference between the carrying value of the loan and its computed value.  To determine the computed value of the loan, one of the following methods is selected: (1) the present value of expected cash flows discounted at the loan’s original effective interest rate, (2) the loan’s observable market price, or (3) the fair value of the collateral, if the loan is collateral dependent.  The allocation is established as the difference between the carrying value of the loan and the collectable value.  If there are significant changes in the amount or timing of the loan’s expected future cash flows, the allowance allocation is recalculated and adjusted accordingly.
When a residential or consumer loan is identified as a TDR, the loan is typically written down to its collateral value less selling costs.
The following table presents activity in TDRs:

(dollars in thousands)	Beginning Balance	(Charge-offs)/ Recoveries	(Payments)/ Disbursements	Additions	Ending Balance
Year Ended December 31, 2022
Commercial	$7,456	$—	$(6,880)	$5,194	$5,770
Commercial real estate	17,158	4	(10,908)	21,982	28,236
BBCC	87	3	(16)	—	74
Residential	2,435	—	(169)	—	2,266
Indirect	—	1	(1)	—	—
Direct	2,704	—	(58)	194	2,840
Home equity	199	1	(84)	—	116
Total	$30,039	$9	$(18,116)	$27,370	$39,302

Year Ended December 31, 2021
Commercial	$11,090	$—	$(4,535)	$901	$7,456
Commercial real estate	17,606	24	(2,166)	1,694	17,158
BBCC	112	8	(33)	—	87
Residential	2,824	(4)	(385)	—	2,435
Indirect	—	3	(3)	—	—
Direct	739	2	(101)	2,064	2,704
Home equity	282	3	(86)	—	199
Total	$32,653	$36	$(7,309)	$4,659	$30,039

Year Ended December 31, 2020
Commercial	$12,412	$633	$(4,557)	$2,602	$11,090
Commercial real estate	14,277	4,801	(8,502)	7,030	17,606
BBCC	578	(19)	(447)	—	112
Residential	3,107	—	(283)	—	2,824
Indirect	—	9	(9)	—	—
Direct	983	23	(267)	—	739
Home equity	381	3	(102)	—	282
Total	$31,738	$5,450	$(14,167)	$9,632	$32,653
TDRs included within nonaccrual loans totaled $24.0 million at December 31, 2022 and $11.7 million at December 31, 2021.  Old National has established specific allowances for credit losses for clients whose loan terms have been modified as TDRs totaling $4.5 million at December 31, 2022 and $0.7 million at December 31, 2021.  Old National had not committed to lend any additional funds to clients with outstanding loans that were classified as TDRs at December 31, 2022 or December 31, 2021.

The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the years ended December 31, 2022, 2021, and 2020 are the same except for when the loan modifications involve the forgiveness of principal. The following table presents loans modified as TDRs that occurred during the years ended December 31, 2022, 2021, and 2020:

(dollars in thousands)	Total
Year Ended December 31, 2022
TDR:
Number of loans	8
Pre-modification outstanding recorded investment	$27,370
Post-modification outstanding recorded investment	27,370

Year Ended December 31, 2021
TDR:
Number of loans	3
Pre-modification outstanding recorded investment	$4,659
Post-modification outstanding recorded investment	4,659

Year Ended December 31, 2020
TDR:
Number of loans	4
Pre-modification outstanding recorded investment	$9,632
Post-modification outstanding recorded investment	9,632
The TDRs that occurred during 2022 increased the allowance for credit losses on loans by $3.8 million and resulted in nominal charge-offs during 2022.  The TDRs that occurred during 2021 decreased the allowance for credit losses on loans by $0.9 million and resulted in no charge-offs during 2021.  The TDRs that occurred during 2020 increased the allowance for loan losses by $0.3 million and resulted in no charge-offs during 2020.
A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
TDRs for which there was a payment default within twelve months following the modification during the year were insignificant in 2022, 2021, and 2020.
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
(1)Old National merged with First Midwest effective February 15, 2022.
NOTE 5 – PREMISES AND EQUIPMENT
The composition of premises and equipment was as follows:

	December 31,
(dollars in thousands)	2022	2021
Land	$91,568	$71,014
Buildings	419,596	394,400
Furniture, fixtures, and equipment	154,719	118,124
Leasehold improvements	69,412	46,330
Total	735,295	629,868
Accumulated depreciation	(177,988)	(153,682)
Premises and equipment, net	$557,307	$476,186
During 2022, Old National recorded $111.9 million of premises and equipment associated with the merger with First Midwest. See Note 2 to the consolidated financial statements for additional detail regarding this transaction.
Depreciation expense was $36.4 million in 2022, $27.3 million in 2021, and $28.9 million in 2020.
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
Old National does not have any material sub-lease agreements.
The components of lease expense were as follows:

	Affected Line Item in the Statement of Income	Years Ended December 31,
(dollars in thousands)		2022	2021	2020
Operating lease cost	Occupancy/Equipment expense	$29,368	$12,336	$23,548
Finance lease cost:
Amortization of right-of-use assets	Occupancy expense	2,672	2,356	1,044
Interest on lease liabilities	Interest expense	415	431	364
Sub-lease income	Occupancy expense	(448)	(438)	(512)
Total		$32,007	$14,685	$24,444
Supplemental balance sheet information related to leases was as follows:

	December 31,
(dollars in thousands)	2022	2021
Operating Leases
Operating lease right-of-use assets	$189,714	$69,560
Operating lease liabilities	211,964	76,236

Finance Leases
Premises and equipment, net	10,799	16,451
Other borrowings	13,469	17,233

Weighted-Average Remaining Lease Term (in Years)
Operating leases	9.1	10.4
Finance leases	7.2	7.6

Weighted-Average Discount Rate
Operating leases	2.88%	3.34%
Finance leases	3.30%	3.02%
Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$30,340	$13,823	$15,906
Operating cash flows from finance leases	415	431	364
Financing cash flows from finance leases	2,475	2,057	819

The following table presents a maturity analysis of the Company’s lease liability by lease classification at December 31, 2022:

(dollars in thousands)	Operating Leases	Finance Leases
2023	$30,951	$2,600
2024	29,939	2,643
2025	28,635	2,645
2026	27,639	1,400
2027	26,604	1,381
Thereafter	98,539	4,525
Total undiscounted lease payments	242,307	15,194
Amounts representing interest	(30,343)	(1,725)
Lease liability	$211,964	$13,469

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the changes in the carrying amount of goodwill:

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Balance at beginning of period	$1,036,994	$1,036,994	$1,036,994
Acquisitions and adjustments	961,722	—	—
Balance at end of period	$1,998,716	$1,036,994	$1,036,994
During 2022, Old National recorded $961.7 million of goodwill associated with the First Midwest merger. See Note 2 to the consolidated financial statements for additional detail regarding this transaction.
Old National performed the required annual goodwill impairment test as of August 31, 2022 and there was no impairment.  No events or circumstances since the August 31, 2022 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.
The gross carrying amounts and accumulated amortization of other intangible assets were as follows:

(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
December 31, 2022
Core deposit	$170,642	$(80,951)	$89,691
Customer trust relationships	56,243	(19,529)	36,714
Total intangible assets	$226,885	$(100,480)	$126,405

December 31, 2021
Core deposit	$92,754	$(60,036)	$32,718
Customer trust relationships	16,547	(14,587)	1,960
Total intangible assets	$109,301	$(74,623)	$34,678
Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years. During 2022, Old National recorded $77.9 million of core deposit intangibles and $39.7 million of customer trust relationships intangible associated with the First Midwest merger.
Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.  No impairment charges were recorded in 2022, 2021, or

2020.  Total amortization expense associated with intangible assets was $25.9 million in 2022, $11.3 million in 2021, and $14.1 million in 2020.
Estimated amortization expense for future years is as follows:

(dollars in thousands)
2023	$24,214
2024	21,298
2025	18,417
2026	15,614
2027	12,926
Thereafter	33,936
Total	$126,405

NOTE 8 – LOAN SERVICING RIGHTS
Loan servicing rights are included in other assets on the balance sheet. At December 31, 2022, loan servicing rights derived from mortgage loans sold with servicing retained totaled $37.3 million, compared to $30.0 million at December 31, 2021.  Loans serviced for others are not reported as assets.  The principal balance of mortgage loans serviced for others was $4.3 billion at December 31, 2022, compared to $3.7 billion at December 31, 2021.  Custodial escrow balances maintained in connection with serviced loans were $27.0 million at December 31, 2022 and $18.2 million at December 31, 2021.
The following table summarizes the carrying values and activity related to loan servicing rights and the related valuation allowance:

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Balance at beginning of period	$30,085	$28,124	$25,399
Additions (1)	13,080	11,759	12,810
Amortization	(5,898)	(9,798)	(10,085)
Balance before valuation allowance at end of period	37,267	30,085	28,124
Valuation allowance:
Balance at beginning of period	(46)	(1,407)	(31)
(Additions)/recoveries	46	1,361	(1,376)
Balance at end of period	—	(46)	(1,407)
Loan servicing rights, net	$37,267	$30,039	$26,717
(1)Additions in 2022 include loan servicing rights of $7.7 million acquired in the First Midwest merger on February 15, 2022.
At December 31, 2022, the fair value of servicing rights was $48.4 million, which was determined using a discount rate of 9% and a conditional prepayment rate of 9%.  At December 31, 2021, the fair value of servicing rights was $33.8 million, which was determined using a discount rate of 9% and a conditional prepayment rate of 10%.
NOTE 9 – QUALIFIED AFFORDABLE HOUSING PROJECTS AND OTHER TAX CREDIT INVESTMENTS
Old National is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects.  These investments are included in other assets on the balance sheet, with any unfunded commitments included with other liabilities.  As of December 31, 2022, Old National expects to recover its remaining investments through the use of the tax credits that are generated by the investments.

The following table summarizes Old National’s investments in qualified affordable housing projects and other tax credit investments:

(dollars in thousands)		December 31, 2022		December 31, 2021
Investment	Accounting Method	Investment	Unfunded Commitment (1)	Investment	Unfunded Commitment
LIHTC	Proportional amortization	$84,428	$55,754	$68,989	$41,355
FHTC	Equity	19,316	9,588	21,241	15,252
NMTC	Consolidation	51,912	—	18,727	—
Renewable Energy	Equity	1,099	—	1,985	—
Total		$156,755	$65,342	$110,942	$56,607
(1)All commitments will be paid by Old National by December 31, 2027.

The following table summarizes the amortization expense and tax benefit recognized for Old National’s qualified affordable housing projects and other tax credit investments:

(dollars in thousands)	Amortization Expense (1)	Tax Expense (Benefit) Recognized (2)
Year Ended December 31, 2022
LIHTC	$4,974	$(6,613)
FHTC	1,925	(2,227)
NMTC	8,197	(10,225)
Renewable Energy	839	—
Total	$15,935	$(19,065)

Year Ended December 31, 2021
LIHTC	$3,450	$(4,543)
FHTC	2,557	(2,884)
NMTC	2,887	(3,625)
Renewable Energy	1,326	(562)
Total	$10,220	$(11,614)

Year Ended December 31, 2020
LIHTC	$3,105	$(4,071)
FHTC	13,237	(15,582)
NMTC	900	(1,100)
Renewable Energy	4,651	(4,122)
Total	$21,893	$(24,875)
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

NOTE 10 – DEPOSITS
At December 31, 2022, the scheduled maturities of total time deposits were as follows:

(dollars in thousands)
Due in 2023	$2,099,157
Due in 2024	684,377
Due in 2025	118,776
Due in 2026	64,207
Due in 2027	41,794
Thereafter	5,469
Total	$3,013,780
The aggregate amount of time deposits in denominations that met or exceeded the FDIC insurance limit of $250,000 totaled $793.4 million at December 31, 2022 and $252.8 million at December 31, 2021.
NOTE 11 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase are secured borrowings.  Old National pledges investment securities to secure these borrowings.  The following table presents securities sold under agreements to repurchase and related weighted-average interest rates for each of the years ended December 31:

(dollars in thousands)	2022	2021
Outstanding at year-end	$432,804	$392,275
Average amount outstanding	440,619	392,777
Maximum amount outstanding at any month-end	509,275	405,278
Weighted-average interest rate:
During year	0.19%	0.10%
End of year	1.31	0.10
The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At December 31, 2022
	Remaining Contractual Maturity of the Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 days	Total
Repurchase Agreements:
U.S. Treasury and agency securities	$432,804	$—	$—	$—	$432,804
Total	$432,804	$—	$—	$—	$432,804
The fair value of securities pledged to secure repurchase agreements may decline.  Old National has pledged securities valued at 110% of the gross outstanding balance of repurchase agreements at December 31, 2022 to manage this risk.
NOTE 12 – FEDERAL HOME LOAN BANK ADVANCES
The following table summarizes Old National Bank’s FHLB advances:

	December 31,
(dollars in thousands)	2022	2021
FHLB advances (fixed rates 0.00% to 4.96% and variable rates 3.90% to 4.17%) maturing January 2023 to September 2042	$3,850,677	$1,902,655
Fair value hedge basis adjustments and unamortized prepayment fees	(21,659)	(16,636)
Total other borrowings	$3,829,018	$1,886,019

FHLB advances had weighted-average rates of 3.15% at December 31, 2022 and 1.30% at December 31, 2021.  Certain FHLB advances are collateralized with residential real estate loans at 140%.
At December 31, 2022, total unamortized prepayment fees related to all debt modifications completed in prior years totaled $20.2 million, compared to $26.2 million at December 31, 2021.
Contractual maturities of FHLB advances at December 31, 2022 were as follows:

(dollars in thousands)
Due in 2023	$950,149
Due in 2024	25,243
Due in 2025	550,285
Due in 2026	100,000
Thereafter	2,225,000
Fair value hedge basis adjustments and unamortized prepayment fees	(21,659)
Total	$3,829,018

NOTE 13 – OTHER BORROWINGS
The following table summarizes Old National’s other borrowings:

	December 31,
(dollars in thousands)	2022	2021
Old National Bancorp:
Senior unsecured notes (fixed rate 4.125%) maturing August 2024	$175,000	$175,000
Unamortized debt issuance costs related to senior unsecured notes	(247)	(403)
Subordinated debentures (fixed rate 5.875%) maturing September 2026	150,000	—
Junior subordinated debentures (variable rates of 5.68% to 7.99%) maturing July 2031 to September 2037	136,643	42,000
Other basis adjustments	23,363	(3,044)
Old National Bank:
Finance lease liabilities	13,469	17,233
Subordinated debentures (variable rate 8.77%) maturing October 2025	12,000	12,000
Leveraged loans for NMTC (fixed rates of 1.00% to 1.43%) maturing December 2046 to June 2060	143,187	51,045
Other (1)	89,588	2,839
Total other borrowings	$743,003	$296,670
(1)Includes overnight borrowings to collateralize certain derivative positions totaling $88.0 million at December 31, 2022.
Contractual maturities of other borrowings at December 31, 2022 were as follows:

(dollars in thousands)
Due in 2023	$90,276
Due in 2024	177,335
Due in 2025	14,389
Due in 2026	151,188
Due in 2027	1,209
Thereafter	283,934
Unamortized debt issuance costs and other basis adjustments	24,672
Total	$743,003
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
Through various mergers and acquisitions, Old National assumed junior subordinated debenture obligations related to various trusts that issued trust preferred securities.  Old National guarantees the payment of distributions on the trust preferred securities issued by the trusts.  Proceeds from the issuance of each of these securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by the trusts.
Old National, at any time, may redeem the junior subordinated debentures at par and, thereby cause a redemption of the trust preferred securities in whole or in part.
The following table summarizes the terms of our outstanding junior subordinated debentures as of December 31, 2022:

(dollars in thousands) Name of Trust	Issuance Date	Issuance Amount	Rate	Rate at December 31, 2022	Maturity Date
Bridgeview Statutory Trust I	July 2001	$15,464	3-month LIBOR plus 3.58%	7.99%	July 31, 2031
Bridgeview Capital Trust II	December 2002	15,464	3-month LIBOR plus 3.35%	7.43%	January 7, 2033
First Midwest Capital Trust I	November 2003	37,825	6.95% fixed	6.95%	December 1, 2033
St. Joseph Capital Trust II	March 2005	5,155	3-month LIBOR plus 1.75%	6.49%	March 17, 2035
Northern States Statutory Trust I	September 2005	10,310	3-month LIBOR plus 1.80%	6.57%	September 15, 2035
Anchor Capital Trust III	August 2005	5,000	3-month LIBOR plus 1.55%	6.30%	September 30, 2035
Great Lakes Statutory Trust II	December 2005	6,186	3-month LIBOR plus 1.40%	6.17%	December 15, 2035
Home Federal Statutory Trust I	September 2006	15,464	3-month LIBOR plus 1.65%	6.42%	September 15, 2036
Monroe Bancorp Capital Trust I	July 2006	3,093	3-month LIBOR plus 1.60%	5.68%	October 7, 2036
Tower Capital Trust 3	December 2006	9,279	3-month LIBOR plus 1.69%	6.45%	March 1, 2037
Monroe Bancorp Statutory Trust II	March 2007	5,155	3-month LIBOR plus 1.60%	6.37%	June 15, 2037
Great Lakes Statutory Trust III	June 2007	8,248	3-month LIBOR plus 1.70%	6.47%	September 15, 2037
Total		$136,643

Subordinated Debentures
On November 1, 2017, Old National assumed $12.0 million of subordinated fixed-to-floating notes related to the acquisition of Anchor Bancorp, Inc. (MN).  The subordinated debentures had a 5.75% fixed rate of interest through October 29, 2020.  From October 30, 2020 to the October 30, 2025 maturity date, the debentures have a floating rate of interest equal to the three-month LIBOR rate plus 4.356%.
On February 15, 2022, Old National assumed $150.0 million of subordinated fixed rate notes related to the First Midwest merger. The subordinated debentures have a 5.875% fixed rate of interest through the September 29, 2026 maturity date.
Leveraged Loans
The leveraged loans are directly related to the NMTC structure. As part of the transaction structure, Old National has the right to sell its interest in the entity that received the leveraged loans at an agreed upon price to the leveraged lender at the end of the NMTC seven-year compliance period. See Note 9 to the consolidated financial statements for additional information on the Company’s NMTC investments.
Finance Lease Liabilities
Old National has long-term finance lease liabilities for certain banking centers and equipment totaling $13.5 million at December 31, 2022.  See Note 6 to the consolidated financial statements for a maturity analysis of the Company’s finance lease liabilities.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes within each classification of AOCI, net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sale Debt Securities	Unrealized Gains and Losses on Held-to- Maturity Securities	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Total
Year Ended December 31, 2022
Balance at beginning of period	$(2,950)	$—	$543	$32	$(2,375)
Other comprehensive income (loss) before reclassifications	(639,463)	(125,229)	(34,043)	—	(798,735)
Amounts reclassified from AOCI to income (1)	67	12,565	1,951	105	14,688
Balance at end of period	$(642,346)	$(112,664)	$(31,549)	$137	$(786,422)

Year Ended December 31, 2021
Balance at beginning of period	$145,335	$—	$2,584	$(148)	$147,771
Other comprehensive income (loss) before reclassifications	(144,948)	—	1,433	—	(143,515)
Amounts reclassified from AOCI to income (1)	(3,337)	—	(3,474)	180	(6,631)
Balance at end of period	$(2,950)	$—	$543	$32	$(2,375)

Year Ended December 31, 2020
Balance at beginning of period	$56,131	$—	$240	$(164)	$56,207
Other comprehensive income (loss) before reclassifications	97,596	—	6,230	—	103,826
Amounts reclassified from AOCI to income (1)	(8,392)	—	(3,886)	16	(12,262)
Balance at end of period	$145,335	$—	$2,584	$(148)	$147,771
(1)See table below for details about reclassifications to income.
The following table summarizes the significant amounts reclassified out of each component of AOCI:

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Details about AOCI Components	Amount Reclassified from AOCI			Affected Line Item in the Statement of Income
Unrealized gains and losses on available-for-sale debt securities	$(88)	$4,327	$10,767	Debt securities gains (losses), net
	21	(990)	(2,375)	Income tax (expense) benefit
	$(67)	$3,337	$8,392	Net income
Unrealized gains and losses on held-to-maturity securities	$(16,612)	$—	$—	Interest income (expense)
	4,047	—	—	Income tax (expense) benefit
	$(12,565)	$—	$—	Net income
Gains and losses on cash flow hedges Interest rate contracts	$(2,587)	$4,605	$5,153	Interest income (expense)
	636	(1,131)	(1,267)	Income tax (expense) benefit
	$(1,951)	$3,474	$3,886	Net income
Amortization of defined benefit pension items
Actuarial gains (losses)	$(139)	$(239)	$(21)	Salaries and employee benefits
	34	59	5	Income tax (expense) benefit
	$(105)	$(180)	$(16)	Net income

Total reclassifications for the period	$(14,688)	$6,631	$12,262	Net income

NOTE 15 – INCOME TAXES
Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statement of income:

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Provision at statutory rate of 21%	$114,394	$71,161	$53,667
Tax-exempt income:
Tax-exempt interest	(14,588)	(11,066)	(10,776)
Section 291/265 interest disallowance	363	114	189
Company-owned life insurance income	(2,891)	(2,138)	(2,290)
Tax-exempt income	(17,116)	(13,090)	(12,877)
State income taxes	20,837	9,308	4,840
Tax credit investments - federal	(9,140)	(5,212)	(15,159)
Officer compensation limitation	5,903	564	598
Other, net	1,568	(1,407)	(1,922)
Income tax expense	$116,446	$61,324	$29,147
Effective tax rate	21.4%	18.1%	11.4%
The higher effective tax rate in 2022 when compared to 2021 reflected the increase in pre-tax book income and higher post-merger estimated state effective tax rates.  An increase in non-deductible officer compensation also contributed to the higher tax rate, the majority of which was merger related.
The higher effective tax rate in 2021 when compared to 2020 was primarily the result of an increase in pre-tax book income and lower tax credits.
The provision for income taxes consisted of the following components:

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Current expense:
Federal	$106,918	$31,943	$19,223
State	32,898	8,461	6,498
Deferred expense:
Federal	(16,216)	17,514	3,188
State	(7,154)	3,406	238
Deferred income tax expense	(23,370)	20,920	3,426
Income tax expense	$116,446	$61,324	$29,147

Net Deferred Tax Assets
Net deferred tax assets are included in other assets on the balance sheet. Significant components of net deferred tax assets (liabilities) were as follows:

	December 31,
(dollars in thousands)	2022	2021
Deferred Tax Assets
Allowance for credit losses on loans, net of recapture	$85,619	$28,843
Benefit plan accruals	38,038	18,348
Net operating loss carryforwards	25,135	14,823
Acquired loans	40,723	8,039
Operating lease liabilities	58,288	22,961
Unrealized losses on available-for-sale investment securities	202,101	3,003
Unrealized losses on held-to-maturity investment securities	36,197	—
Unrealized losses on hedges	10,277	—
Purchase accounting	20,063	—
Other, net	4,962	3,430
Total deferred tax assets	521,403	99,447
Deferred Tax Liabilities
Deferred loan origination fees	(3,566)	—
Purchase accounting	—	(18,524)
Loan servicing rights	(9,636)	(7,379)
Premises and equipment	(14,844)	(16,972)
Prepaid expenses	(2,774)	(796)
Operating lease right-of-use assets	(51,845)	(21,129)
Unrealized gains on hedges	—	(177)
Other, net	(2,983)	(1,564)
Total deferred tax liabilities	(85,648)	(66,541)
Net deferred tax assets	$435,755	$32,906
The increase in net deferred tax assets was driven by $238.3 million of deferred tax assets related to the market value adjustments of certain investments and $133.9 million related to the merger with First Midwest.
The Company’s retained earnings at December 31, 2022 included an appropriation for acquired thrifts’ tax bad debt allowances totaling $58.6 million for which no provision for federal or state income taxes has been made.  If, in the future, this portion of retained earnings were distributed as a result of the liquidation of the Company or its subsidiaries, federal and state income taxes would be imposed at the then applicable rates.
No valuation allowance was recorded at December 31, 2022 or 2021 because, based on current expectations, Old National believes it will generate sufficient income in future years to realize deferred tax assets.  Old National has federal net operating loss carryforwards totaling $81.5 million at December 31, 2022 and $36.7 million at December 31, 2021.  This federal net operating loss was acquired from the acquisition of Anchor BanCorp Wisconsin Inc. in 2016 and First Midwest in 2022.  If not used, the federal net operating loss carryforwards will begin expiring in 2030 and later.  Old National has recorded state net operating loss carryforwards totaling $124.4 million at December 31, 2022 and $116.1 million at December 31, 2021.  If not used, the state net operating loss carryforwards will expire from 2027 to 2036.
The federal and recorded state net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code section 382.  Old National believes that all of the federal and recorded state net operating loss carryforwards will be used prior to expiration.

Unrecognized Tax Benefits
Old National has unrecognized tax benefits at December 31, 2022 due to the merger with First Midwest. The following table presents the changes in the carrying amount of unrecognized tax benefits:

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Balance at beginning of period	$—	$—	$—
Additions for acquired uncertain tax positions	14,897	—	—
Reductions for tax positions relating to prior years	(2,751)	—	—
Reductions due to statute of limitations expiring	(1,139)	—	—
Balance at end of period	$11,007	$—	$—
If recognized, approximately $8.8 million of unrecognized tax benefits, net of interest, would favorably affect the effective income tax rate in future periods. Old National expects the $8.8 million of unrecognized tax benefits to be reduced to $7.9 million in the next twelve months.
It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income tax accounts. Interest and penalties recorded and accrued in 2022 were immaterial.
Old National reversed $3.9 million in 2022 related to uncertain tax positions accounted for under FASB ASC 740-10 (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes). The income tax reversal related to the 2018 statute of limitations expiring in the third quarter of 2022 totaled $1.1 million. The income tax reversal related to reductions for tax positions in prior years totaled $2.8 million.
Old National and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns.  The 2019 through 2022 tax years are open and subject to examination.
NOTE 16 – SHARE-BASED COMPENSATION AND OTHER EMPLOYEE BENEFIT PLANS
Our Amended and Restated 2008 Incentive Compensation Plan (the “ICP”), which was shareholder-approved, permits the grant of share-based awards to its employees.  An amendment to increase the number of shares authorized for issuance under the ICP by 9.0 million was approved by our Board of Directors and then by our shareholders on May 18, 2022. At December 31, 2022, 9.1 million shares were available for issuance.  The granting of awards to key employees is typically in the form of restricted stock awards or units.  We believe that such awards better align the interests of our employees with those of our shareholders.  Total compensation cost that has been charged against income for the ICP was $28.7 million in 2022, $7.5 million in 2021, and $7.7 million in 2020.  The total income tax benefit was $7.1 million in 2022, $1.8 million in 2021, and $1.9 million in 2020.
Restricted Stock Awards
Restricted stock awards require certain service requirements and shares generally vest, depending on the award terms, annually over a three-year period, cliff vest in three years from the grant date, or vest 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date.  Compensation expense is recognized on a straight-line basis over the vesting period.  Shares are subject to certain restrictions and risk of forfeiture by the participants.

A summary of changes in our nonvested shares for the year follows:

(shares in thousands)	Shares	Weighted Average Grant-Date Fair Value
Year Ended December 31, 2022
Unvested balance at beginning of period	554	$16.16
Granted during the year (1)	1,916	18.12
Vested during the year	(453)	17.29
Forfeited during the year	(148)	17.88
Unvested balance at end of period	1,869	$17.76
(1)In connection with the First Midwest merger, each restricted stock award of First Midwest common stock that was outstanding, unvested, and unsettled at the merger date was assumed and converted into a number of Old National restricted stock relating to a number of shares of Old National common stock equal to the number of First Midwest restricted stock multiplied by the exchange ratio (rounded up to the nearest whole number) subject to the same vesting terms and conditions, resulting in an issuance of an aggregate 0.9 million restricted stock awards of Old National common stock.
As of December 31, 2022, there was $16.1 million of total unrecognized compensation cost related to unvested restricted stock awards.  The cost is expected to be recognized over a weighted-average period of 1.8 years.  The total fair value of the shares vested was $7.9 million in 2022, $4.3 million in 2021, and $2.9 million in 2020.
Performance-Based Restricted Stock Units
Restricted stock units require certain performance requirements and shares vest at the end of a 24 or 36 month period based on the achievement of certain targets. If targets are achieved prior to the end of the 24 month performance period, vesting can be accelerated.  Compensation expense is recognized on a straight-line basis over the performance period of the award. For certain awards, the level of performance could increase or decrease the number of shares earned.  Shares are subject to certain restrictions and risk of forfeiture by the participants.
A summary of changes in our unvested shares for the year follows:

(shares in thousands)	Shares	Weighted Average Grant-Date Fair Value
Year Ended December 31, 2022
Unvested balance at beginning of period	886	$14.80
Granted during the year (1)	1,935	17.66
Vested during the year	(720)	15.41
Forfeited during the year	(73)	16.73
Dividend equivalents adjustment	53	16.82
Unvested balance at end of period	2,081	$17.23
(1)In connection with the First Midwest merger, each performance-based restricted stock unit award of First Midwest that was outstanding, unvested, and unsettled at the merger date was assumed and converted into a time-based restricted stock unit award of Old National common stock subject to the same vesting terms and conditions (other than performance conditions), resulting in an issuance of an aggregate 0.7 million restricted stock units of Old National common stock. The performance components of the First Midwest equity awards were deemed earned at target.
As of December 31, 2022, there was $13.9 million of total unrecognized compensation cost related to unvested restricted stock units.  The cost is expected to be recognized over a weighted-average period of 1.3 years.
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

As of December 31, 2022, all options were fully vested and all compensation costs had been expensed. At December 31, 2022, the outstanding shares consisted of stock appreciation rights acquired through prior acquisitions.
A summary of the activity in stock appreciation rights in 2022 follows:

(shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Year Ended December 31, 2022
Outstanding at beginning of period	28	$4.30
Exercised	(22)	3.95
Outstanding at end of period	6	$5.67	0.18	$71.2
Options exercisable at end of year	6	$5.67	0.18	$71.2
Information related to stock option and appreciation rights follows:

	Year Ended December 31,
(dollars in thousands)	2022	2021	2020
Intrinsic value of options/appreciation rights exercised	$331	$171	$213
Tax benefit realized from options/appreciation rights exercises	132	68	85
Non-employee Director Stock Compensation
Compensation paid to Old National’s non-employee directors includes a stock component.  Compensation shares are earned annually.  Any shares awarded to directors are anticipated to be issued from the ICP.  In 2022, 19 thousand shares were issued to directors, compared to 25 thousand shares in 2021, and 28 thousand shares in 2020.
Employee Stock Ownership Plan
The Employee Stock Ownership and Savings Plan (the “401(k) Plan”) permits employees to participate the first month following one month of service. Old National matches 100% of employee compensation deferral contributions of the first 5% of compensation.  In addition to matching contributions, Old National may make discretionary contributions to the 401(k) Plan in the form of Old National stock or cash.  There were no designated discretionary profit sharing contributions in 2022, 2021, or 2020. All contributions vest immediately and plan participants may elect to redirect funds among any of the investment options provided under the 401(k) Plan.  The number of Old National shares in the 401(k) Plan were 1.2 million at December 31, 2022 and 0.5 million at December 31, 2021.  All shares owned through the 401(k) Plan are included in the calculation of weighted-average shares outstanding for purposes of calculating diluted and basic earnings per share.  Contribution expense under the 401(k) Plan was $17.9 million in 2022, $9.8 million in 2021, and $9.5 million in 2020.
NOTE 17 – SHAREHOLDERS' EQUITY
Stock Purchase and Dividend Reinvestment Plan
Old National has a stock purchase and dividend reinvestment plan under which common shares issued may be either repurchased shares or authorized and previously unissued shares.  A new plan became effective on August 12, 2021, with total authorized and unissued common shares reserved for issuance of 3.3 million.  At December 31, 2022, 3.3 million authorized and unissued common shares were available for issuance under the plan.
Employee Stock Purchase Plan
Old National has an employee stock purchase plan under which eligible employees can purchase common shares at a price not less than 95% of the fair market value of the common shares on the purchase date.  The amount of common shares purchased cannot exceed 10% of the employee’s compensation.  In 2022, 52,000 shares were issued related to this plan with proceeds of approximately $809,000.  In 2021, 35,000 shares were issued related to this plan with proceeds of approximately $583,000.

Share Repurchase Plan
In the first quarter of 2022, the Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $200 million of the Company’s outstanding shares of Common Stock, as conditions warrant, through January 31, 2023. During 2022 and through January 31, 2023, 3.5 million common shares were repurchased under the plan, which reduced equity by $63.8 million.
Net Income per Common Share
Basic and diluted net income per common share are calculated using the two-class method.  Net income applicable to common shares is divided by the weighted-average number of common shares outstanding during the period.  Adjustments to the weighted-average number of common shares outstanding are made only when such adjustments will dilute net income per common share.  Net income applicable to common shares is then divided by the weighted-average number of common shares and common share equivalents during the period.
The following table presents the calculation of basic and diluted net income per common share:

(dollars and shares in thousands, except per share data)	Years Ended December 31,
	2022	2021	2020
Net income	$428,287	$277,538	$226,409
Preferred dividends	(14,118)	—	—
Net income applicable to common shares	$414,169	$277,538	$226,409

Weighted average common shares outstanding:
Weighted average common shares outstanding (basic)	275,179	165,178	165,509
Effect of dilutive securities:
Restricted stock	1,502	729	632
Stock appreciation rights	7	22	36
Weighted average diluted shares outstanding	276,688	165,929	166,177
Basic Net Income Per Common Share	$1.51	$1.68	$1.37
Diluted Net Income Per Common Share	$1.50	$1.67	$1.36

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

Recurring Basis
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at December 31, 2022 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$52,507	$52,507	$—	$—
Investment securities available-for-sale:
U.S. Treasury	200,927	200,927	—	—
U.S. government-sponsored entities and agencies	1,175,080	—	1,175,080	—
Mortgage-backed securities - Agency	4,369,902	—	4,369,902	—
States and political subdivisions	663,852	—	663,852	—
Pooled trust preferred securities	10,811	—	10,811	—
Other securities	353,140	—	353,140	—
Residential loans held for sale	11,926	—	11,926	—
Derivative assets	169,001	—	169,001	—
Financial Liabilities
Derivative liabilities	380,704	—	380,704	—

		Fair Value Measurements at December 31, 2021 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$13,211	$13,211	$—	$—
Investment securities available-for-sale:
U.S. Treasury	235,584	235,584	—	—
U.S. government-sponsored entities and agencies	1,542,773	—	1,542,773	—
Mortgage-backed securities - Agency	3,698,831	—	3,698,831	—
States and political subdivisions	1,654,986	—	1,654,986	—
Pooled trust preferred securities	9,496	—	—	9,496
Other securities	240,396	—	240,396	—
Residential loans held for sale	35,458	—	35,458	—
Derivative assets	74,226	—	74,226	—
Financial Liabilities
Derivative liabilities	41,872	—	41,872	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(dollars in thousands)	Pooled Trust Preferred Securities	States and Political Subdivisions
Year Ended December 31, 2022
Balance at beginning of period	$9,496	$—
Accretion (amortization) of discount or premium	12	—
Increase (decrease) in fair value of securities	1,593	—
Transfers out of Level 3	(11,101)	—
Balance at end of period	$—	$—

Year Ended December 31, 2021
Balance at beginning of period	$7,913	$—
Accretion (amortization) of discount or premium	20	—
Sales/payments received	(27)	—
Increase (decrease) in fair value of securities	1,590	—
Balance at end of period	$9,496	$—

Year Ended December 31, 2020
Balance at beginning of period	$8,222	$40
Accretion (amortization) of discount or premium	15	—
Sales/payments received	(64)	(40)
Increase (decrease) in fair value of securities	(260)	—
Balance at end of period	$7,913	$—
The accretion of discounts or amortization of premiums on securities in the table above is included in interest income.  The increase or decrease in the fair value of securities in the table above is included in the unrealized holding gains (losses) for the period in the statement of other comprehensive income (loss). An increase in fair value is reflected in the balance sheet as an increase in the fair value of investment securities available-for-sale, an increase in AOCI, which is included in shareholders’ equity, and a decrease in other assets related to the tax impact. A decrease in fair value is reflected in the balance sheet as a decrease in the fair value of investment securities available-for-sale, a decrease in AOCI, which is included in shareholders’ equity, and an increase in other assets related to the tax impact.  During 2022, Old National’s pooled trust preferred securities with a fair value of $11.1 million were transferred out of Level 3 and into Level 2 because of available observable market data for these investments.
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
Non-Recurring Basis
Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2022 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Loans:
Commercial loans	$22,562	$—	$—	$22,562
Commercial real estate loans	48,026	—	—	48,026
Commercial and commercial real estate loans that are deemed collateral dependent are valued using the discounted cash flows.  The liquidation amounts are based on the fair value of the underlying collateral using the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral.  These commercial and commercial real estate loans had a principal amount of $92.0 million, with a valuation allowance of $21.5 million at December 31, 2022.  Old National recorded provision expense associated with commercial and commercial real estate loans that were deemed collateral dependent totaling $20.3 million in 2022.
Other real estate owned and other repossessed property is measured at fair value less costs to sell on a non-recurring basis. Old National did not have any other real estate owned or repossessed property measured at fair value on a non-recurring basis at December 31, 2022.  There were write-downs of other real estate owned of $0.6 million in 2022.
Loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount.  If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value.  Fair value is determined at a tranche level, based on market prices for comparable mortgage servicing contracts when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model utilizes a discount rate, weighted average prepayment speed, and other economic factors that market participants would use in estimating future net servicing income and that can be validated against available market data (Level 2).  There was no valuation allowance for loan servicing rights with impairments at December 31, 2022. Old National recorded recoveries associated with these loan servicing rights totaling $46 thousand in 2022.
Assets measured at fair value on a non-recurring basis at December 31, 2021 are summarized below:

		Fair Value Measurements at December 31, 2021 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Loans:
Commercial loans	$2,364	$—	$—	$2,364
Commercial real estate loans	16,308	—	—	16,308
Loan servicing rights	140	—	140	—
At December 31, 2021, commercial and commercial real estate loans that were deemed collateral dependent had a principal amount of $21.0 million, with a valuation allowance of $2.1 million.  Old National recorded provision recapture associated with these loans totaling $0.1 million in 2021.
The valuation allowance for loan servicing rights with impairments at December 31, 2021 totaled $46 thousand.  Old National recorded recoveries associated with these loan servicing rights totaling $1.4 million in 2021.

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
December 31, 2022
Collateral Dependent Loans
Commercial loans	$22,562	Discounted cash flow	Discount for type of property, age of appraisal, and current status	10% - 47% (28%)
Commercial real estate loans	48,026	Discounted cash flow	Discount for type of property, age of appraisal, and current status	1% -26% (11%)
December 31, 2021
Collateral Dependent Loans
Commercial loans	$2,364	Discounted cash flow	Discount for type of property, age of appraisal, and current status	14% - 15% (14%)
Commercial real estate loans	16,308	Discounted cash flow	Discount for type of property, age of appraisal, and current status	6% - 10% (8%)
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
Residential Loans Held For Sale
Old National has elected the fair value option for residential loans held for sale.  For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status).  None of these loans are 90 days or more past due, nor are any on nonaccrual status.  Included in the income statement is interest income for loans held for sale totaling $1.8 million in 2022, $1.5 million in 2021, and $2.0 million in 2020.
Newly originated conforming fixed-rate and adjustable-rate first mortgage loans are intended for sale and are hedged with derivative instruments.  Old National has elected the fair value option to mitigate accounting mismatches in cases where hedge accounting is complex and to achieve operational simplification.  The fair value option was not elected for loans held for investment.
The difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was as follows:

(dollars in thousands)	Aggregate Fair Value	Difference	Contractual Principal
December 31, 2022
Residential loans held for sale	$11,926	$221	$11,705

December 31, 2021
Residential loans held for sale	$35,458	$1,342	$34,116
Accrued interest at period end is included in the fair value of the instruments.

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value:

(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Year Ended December 31, 2022
Residential loans held for sale	$(1,127)	$10	$(4)	$(1,121)

Year Ended December 31, 2021
Residential loans held for sale	$(2,139)	$2	$(6)	$(2,143)
Financial Instruments Not Carried at Fair Value
The carrying amounts and estimated fair values of financial instruments not carried at fair value were as follows:

		Fair Value Measurements at December 31, 2022 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$728,412	$728,412	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	819,168	—	656,358	—
Mortgage-backed securities - Agency	1,106,817	—	982,963	—
State and political subdivisions	1,163,162	—	1,004,361	—
Loans, net:
Commercial	9,386,862	—	—	9,066,583
Commercial real estate	12,317,825	—	—	11,867,851
Residential real estate	6,438,525	—	—	5,372,491
Consumer credit	2,676,758	—	—	2,557,115
Accrued interest receivable	190,521	758	52,081	137,682

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$11,930,798	$11,930,798	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	20,056,252	20,056,252	—	—
Time deposits	3,013,780	—	2,976,389	—
Federal funds purchased and interbank borrowings	581,489	581,489	—	—
Securities sold under agreements to repurchase	432,804	432,804	—	—
FHLB advances	3,829,018	—	3,739,780	—
Other borrowings	743,003	—	703,156	—
Accrued interest payable	19,547	—	19,547	—
Standby letters of credit	755	—	—	755

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$3,666

		Fair Value Measurements at December 31, 2021 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$822,019	$822,019	$—	$—
Loans, net:
Commercial	3,363,175	—	—	3,335,009
Commercial real estate	6,315,574	—	—	6,211,854
Residential real estate	2,245,942	—	—	2,216,900
Consumer credit	1,569,814	—	—	1,582,600
Accrued interest receivable	84,109	688	35,790	47,631

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$6,303,106	$6,303,106	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	11,305,676	11,305,676	—	—
Time deposits	960,413	—	968,658	—
Federal funds purchased and interbank borrowings	276	276	—	—
Securities sold under agreements to repurchase	392,275	392,275	—	—
FHLB advances	1,886,019	—	1,935,140	—
Other borrowings	296,670	—	311,532	—
Accrued interest payable	5,496	—	5,496	—
Standby letters of credit	454	—	—	454
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$4,678
The methods utilized to measure the fair value of financial instruments at December 31, 2022 and 2021 represent an approximation of exit price, however, an actual exit price may differ.
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
Derivatives Designated as Hedges
Subsequent changes in fair value for a hedging instrument that has been designated and qualifies as part of a hedging relationship are accounted for in the following manner:
Cash flow hedges: changes in fair value are recognized as a component in other comprehensive income (loss).
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
Cash Flow Hedges
Interest rate swaps of certain borrowings were designated as cash flow hedges totaling $150.0 million notional amount at both December 31, 2022 and December 31, 2021. Interest rate collars and floors related to variable-rate commercial loan pools were designated as cash flow hedges totaling $1.9 billion notional amount at December 31, 2022 and $600.0 million notional amount at December 31, 2021. The hedges were determined to be effective during all periods presented and we expect them to remain effective during the remaining terms.
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
Fair Value Hedges
Interest rate swaps of certain borrowings were designated as fair value hedges totaling $300.0 million notional amount at December 31, 2022 and $377.5 million notional amount at December 31, 2021. Interest rate swaps of certain available-for-sale investment securities were designated as fair value hedges totaling $910.0 million notional amount at both December 31, 2022 and December 31, 2021. The hedges were determined to be effective during all periods presented and we expect them to remain effective during the remaining terms.
The following table summarizes Old National’s derivatives designated as hedges:

	December 31, 2022			December 31, 2021
		Fair Value			Fair Value
(dollars in thousands)	Notional	Assets (1)	Liabilities (2)	Notional	Assets (1)	Liabilities (2)
Cash flow hedges:
Interest rate collars and floors on loan pools	$1,900,000	$11,764	$47,859	$600,000	$459	$2,173
Interest rate swaps on borrowings (3)	150,000	—	—	150,000	4,316	—
Fair value hedges:
Interest rate swaps on investment securities (3)	909,957	—	—	909,957	10,961	14,643
Interest rate swaps on borrowings (3)	300,000	—	—	377,500	2,475	96
Total		$11,764	$47,859		$18,211	$16,912
(1)Derivative assets are included in other assets on the balance sheet.
(2)Derivative liabilities are included in other liabilities on the balance sheet.
(3)The fair values of certain counterparty interest rate swaps are zero due to the settlement of centrally cleared variation margin rules.

The effect of derivative instruments in fair value hedging relationships on the consolidated statements of income were as follows:

(dollars in thousands)					Gain (Loss) Recognized in Income on Related Hedged Items
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Hedged Items in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in in Income on Related Hedged Item
Year Ended December 31, 2022
Interest rate contracts	Interest income/(expense)	$(6,245)	Fixed-rate debt	Interest income/(expense)	$6,585
Interest rate contracts	Interest income/(expense)	157,741	Fixed-rate investment securities	Interest income/(expense)	(158,431)
Total		$151,496			$(151,846)

Year Ended December 31, 2021
Interest rate contracts	Interest income/(expense)	$(6,413)	Fixed-rate debt	Interest income/(expense)	$6,296
Interest rate contracts	Interest income/(expense)	(4,656)	Fixed-rate investment securities	Interest income/(expense)	4,954
Total		$(11,069)			$11,250

Year Ended December 31, 2020
Interest rate contracts	Interest income/(expense)	$7,238	Fixed-rate debt	Interest income/(expense)	$(7,283)
Interest rate contracts	Interest income/(expense)	973	Fixed-rate investment securities	Interest income/(expense)	(967)
Total		$8,211			$(8,250)

The effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income were as follows:

		Years Ended December 31,			Years Ended December 31,
		2022	2021	2020	2022	2021	2020
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Other Comprehensive Income on Derivative			Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	Interest income/(expense)	$(45,132)	$1,898	$8,261	$(2,587)	$4,605	$5,153
Amounts reported in AOCI related to cash flow hedges will be reclassified to interest income or interest expense as interest payments are received or paid on Old National’s derivative instruments.  During the next 12 months, we estimate that $4.5 million will be reclassified to interest income and $24.6 million will be reclassified to interest expense.
Derivatives Not Designated as Hedges
Commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives.  These derivative contracts do not qualify for hedge accounting.  At December 31, 2022, the notional amounts of the interest rate lock commitments were $21.4 million and forward commitments were $30.3 million.  At December 31, 2021, the notional amounts of the interest rate lock commitments were $90.7 million and forward commitments were $126.1 million.  It is our practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans.
Old National also enters into derivative instruments for the benefit of its clients.  The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $5.2 billion at December 31, 2022.  The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $2.4 billion at December 31, 2021.  These derivative contracts do not qualify for hedge accounting.  These instruments include interest rate swaps, caps, and collars.  Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of clients by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.
Old National enters into derivative financial instruments as part of its foreign currency risk management strategies.  These derivative instruments consist of foreign currency forward contracts to accommodate the business needs of its clients.  Old National does not designate these foreign currency forward contracts for hedge accounting treatment.
The following table summarizes Old National’s derivatives not designated as hedges:

	December 31, 2022			December 31, 2021
		Fair Value			Fair Value
(dollars in thousands)	Notional	Assets (1)	Liabilities (2)	Notional	Assets (1)	Liabilities (2)
Interest rate lock commitments	$21,401	$93	$—	$90,731	$2,352	$—
Forward mortgage loan contracts	30,330	32	—	126,107	242	—
Customer interest rate swaps	5,220,363	5,676	326,924	2,433,177	52,439	11,658
Counterparty interest rate swaps (3)	5,220,363	151,111	5,711	2,433,177	583	12,956
Customer foreign currency forward contracts	8,341	253	42	10,292	399	—
Counterparty foreign currency forward contracts	8,297	72	168	10,205	—	346
Total		$157,237	$332,845		$56,015	$24,960
(1)Derivative assets are included in other assets on the balance sheet.
(2)Derivative liabilities are included in other liabilities on the balance sheet.
(3)The fair values of certain counterparty interest rate swaps are zero due to the settlement of centrally-cleared variation margin rules.
The effect of derivatives not designated as hedging instruments on the consolidated statements of income were as follows:

		Years Ended December 31,
(dollars in thousands)		2022	2021	2020
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Other income/(expense)	$883	$279	$(551)
Mortgage contracts	Mortgage banking revenue	(2,468)	(4,446)	5,692
Foreign currency contracts	Other income/(expense)	98	(104)	13
Total		$(1,487)	$(4,271)	$5,154

(1)Includes the valuation differences between the customer and offsetting swaps.
NOTE 20 – COMMITMENTS, CONTINGENCIES, AND FINANCIAL GUARANTEES
Litigation
In the normal course of business, Old National Bancorp and its subsidiaries are subject to pending and threatened litigation, claims, investigations, and legal and administrative cases and proceedings.  Certain of the actual or threatened legal actions may include claims for compensatory damages or claims for indeterminate amounts of damages.
Old National contests liability and/or the amount of damages as appropriate in each pending matter.  In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek indeterminate damages or where investigations and proceedings are in the early stages, Old National cannot predict with certainty the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, or other relief, if any, might be. Subject to the foregoing, Old National believes, based on current knowledge and after consultation with counsel, that the outcome of such pending matters are not expected to have a material adverse effect on the consolidated financial condition of Old National, although the outcome of such matters could be material to Old National’s operating results and cash flows for a particular future period, depending on, among other things, the level of Old National’s revenues or income for such period.  Old National will accrue for a loss contingency if (1) it is probable that a future event will occur and confirm the loss and (2) the amount of the loss can be reasonably estimated.
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
The following table summarizes Old National Bank’s unfunded loan commitments and standby letters of credit:

	December 31,
(dollars in thousands)	2022	2021
Unfunded loan commitments	$8,979,334	$4,489,238
Standby letters of credit (1)	174,070	75,726
(1)Notional amount, which represents the maximum amount of future funding requirements. The carrying value was $0.8 million at December 31, 2022 and $0.5 million at December 31, 2021.
At December 31, 2022, approximately 5% of the unfunded loan commitments had fixed rates, with the remainder having floating rates ranging from 0% to 21%.  The allowance for unfunded loan commitments totaled $32.2 million at December 31, 2022 and $10.9 million at December 31, 2021. The increase in the allowance for credit losses on unfunded loan commitments was driven by the merger with First Midwest as well as organic loan growth.
Old National is a party in risk participation transactions of interest rate swaps, which had total notional amounts of $398.9 million at December 31, 2022 and $97.7 million at December 31, 2021.
Visa Class B Restricted Shares
In 2008, Old National received Visa Class B restricted shares as part of Visa’s initial public offering.  These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares.  This conversion will not occur until the final settlement of certain litigation for which Visa is indemnified by the holders of Visa’s Class B shares, including Old National.  Visa funded an escrow account from its initial public offering to settle these litigation claims.  Increases in litigation claims requiring Visa to fund the escrow account due to insufficient funds will result in a reduction of the conversion ratio of each Visa Class B share to unrestricted Class A shares.  As of December 31, 2022, the conversion ratio was 1.5991.  Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation, the 65,466 Class B shares that Old National owns at December 31, 2022 are carried at a zero cost basis and are included in other assets with our equity securities that have no readily determinable fair value.
NOTE 21 – REGULATORY RESTRICTIONS
Restrictions on Cash and Due from Banks
Prior to March 2020, Old National’s subsidiary bank was required to maintain reserve balances on hand and with the Federal Reserve Bank that are interest-bearing and unavailable for investment purposes.  The Federal Reserve Board reduced reserve requirement ratios to 0% effective March 26, 2020. This action effectively eliminated reserve requirements for all depository institutions. Old National had no cash and due from banks which was held as collateral for collateralized swap positions at December 31, 2022 and $14.6 million at December 31, 2021.
Restrictions on Transfers from Bank Subsidiary
Regulations limit the amount of dividends a bank subsidiary can declare in any calendar year without obtaining prior regulatory approval.  Prior regulatory approval is required if dividends to be declared in any calendar year would exceed the total of net income of the current year combined with retained net income for the preceding two years. Prior regulatory approval to pay dividends was not required in 2020, 2021, or 2022 and is not currently required. A bank subsidiary is prohibited from paying a dividend, if, after making the dividend, the bank would be considered “undercapitalized” (as defined by reference to the OCC’s capital regulations).
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
At December 31, 2022, Old National and Old National Bank each exceeded the capital ratios required to be considered “well-capitalized” under applicable regulations.

The following table summarizes capital ratios for Old National and Old National Bank:

	Actual		Regulatory Minimum (1)		Prompt Corrective Action “Well Capitalized” Guidelines (2)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Total capital to risk-weighted assets
Old National Bancorp	$4,321,716	12.02%	$3,774,845	10.50%	$3,595,090	10.00%
Old National Bank	4,063,363	11.35	3,759,671	10.50	3,580,639	10.00
Common equity Tier 1 capital to risk-weighted assets
Old National Bancorp	3,605,393	10.03	2,516,563	7.00	N/A	N/A
Old National Bank	3,817,402	10.66	2,506,448	7.00	2,327,416	6.50
Tier 1 capital to risk-weighted assets
Old National Bancorp	3,849,112	10.71	3,055,827	8.50	2,157,054	6.00
Old National Bank	3,817,402	10.66	3,043,544	8.50	2,864,512	8.00
Tier 1 capital to average assets
Old National Bancorp	3,849,112	8.52	1,808,108	4.00	N/A	N/A
Old National Bank	3,817,402	8.47	1,803,426	4.00	2,254,282	5.00
December 31, 2021
Total capital to risk-weighted assets
Old National Bancorp	$2,119,176	12.77%	$1,741,789	10.50%	$1,658,847	10.00%
Old National Bank	2,119,405	12.82	1,735,385	10.50	1,652,748	10.00
Common equity Tier 1 capital to risk-weighted assets
Old National Bancorp	1,998,056	12.04	1,161,193	7.00	N/A	N/A
Old National Bank	2,040,285	12.34	1,156,923	7.00	1,074,286	6.50
Tier 1 capital to risk-weighted assets
Old National Bancorp	1,998,056	12.04	1,410,020	8.50	995,308	6.00
Old National Bank	2,040,285	12.34	1,404,835	8.50	1,322,198	8.00
Tier 1 capital to average assets
Old National Bancorp	1,998,056	8.59	930,318	4.00	N/A	N/A
Old National Bank	2,040,285	8.81	926,821	4.00	1,158,526	5.00
(1)“Regulatory Minimum” capital ratios include the 2.5% “capital conservation buffer” required under the Basel III Capital Rules.
(2)“Well-capitalized” minimum common equity Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets ratios are not formally defined under applicable banking regulations for bank holding companies.

During 2020, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC issued final rules to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The final rules provide banking organizations the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). Old National adopted the capital transition relief over the permissible five-year period.

NOTE 22 – PARENT COMPANY FINANCIAL STATEMENTS
The following are the condensed parent company only financial statements of Old National:

OLD NATIONAL BANCORP (PARENT COMPANY ONLY) CONDENSED BALANCE SHEETS
	December 31,
(dollars in thousands)	2022	2021
Assets
Deposits in affiliate bank	$418,959	$102,953
Equity securities	30,717	3,257
Investment securities - available-for-sale	16,814	13,888
Investment in affiliates:
Banking subsidiaries	5,000,153	3,053,575
Non-banks	44,938	4,949
Goodwill	59,506	—
Other assets	135,025	83,531
Total assets	$5,706,112	$3,262,153
Liabilities and Shareholders' Equity
Other liabilities	$92,758	$36,582
Other borrowings	484,759	213,553
Shareholders' equity	5,128,595	3,012,018
Total liabilities and shareholders' equity	$5,706,112	$3,262,153

OLD NATIONAL BANCORP (PARENT COMPANY ONLY) CONDENSED STATEMENTS OF INCOME
	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Income
Dividends from affiliates	$—	$125,000	$230,000
Other income	1,733	3,364	4,196
Other income from affiliates	5	5	5
Total income	1,738	128,369	234,201
Expense
Interest on borrowings	16,662	8,285	8,649
Other expenses	37,629	13,951	16,351
Total expense	54,291	22,236	25,000
Income (loss) before income taxes and equity in undistributed earnings of affiliates	(52,553)	106,133	209,201
Income tax expense (benefit)	(9,901)	(5,113)	(5,317)
Income (loss) before equity in undistributed earnings of affiliates	(42,652)	111,246	214,518
Equity in undistributed earnings of affiliates	470,939	166,292	11,891
Net income	428,287	277,538	226,409
Preferred dividends	(14,118)	—	—
Net income applicable to common shareholders	$414,169	$277,538	$226,409

OLD NATIONAL BANCORP (PARENT COMPANY ONLY) CONDENSED STATEMENT OF CASH FLOWS
	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Cash Flows From Operating Activities
Net income	$428,287	$277,538	$226,409
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	26	30	46
Share-based compensation expense	28,656	7,497	7,707
(Increase) decrease in other assets	(40,620)	10,213	(625)
Increase (decrease) in other liabilities	10,455	(4,918)	1,084
Equity in undistributed earnings of affiliates	(470,939)	(166,292)	(11,891)
Net cash flows provided by (used in) operating activities	(44,135)	124,068	222,730
Cash Flows From Investing Activities
Net cash and cash equivalents of acquisitions	573,099	—	—
Proceeds from sales of investment securities	—	1,000	—
Proceeds from sales of equity securities	44,038	540	4,431
Purchases of investment securities	(9,000)	(15)	(10,073)
Proceeds from sales of premises and equipment	—	—	354
Purchases of premises and equipment	—	(3)	(354)
Net cash flows provided by (used in) investing activities	608,137	1,522	(5,642)
Cash Flows From Financing Activities
Payments for maturities/redemptions of other borrowings	—	—	(10,310)
Cash dividends paid	(177,623)	(92,829)	(92,946)
Common stock repurchased	(71,182)	(3,731)	(82,358)
Common stock issued	809	583	577
Net cash flows provided by (used in) financing activities	(247,996)	(95,977)	(185,037)
Net increase (decrease) in cash and cash equivalents	316,006	29,613	32,051
Cash and cash equivalents at beginning of period	102,953	73,340	41,289
Cash and cash equivalents at end of period	$418,959	$102,953	$73,340

NOTE 23 – SEGMENT INFORMATION
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  Old National Bank, Old National’s bank subsidiary, is the only significant subsidiary upon which management makes decisions regarding how to allocate resources and assess performance.  Each of the banking centers of Old National Bank provide a group of similar community banking services, including such products and services as commercial, real estate and consumer loans; time deposits; checking and savings accounts; cash management; and brokerage, trust, and investment advisory services.  The individual banking centers located throughout our Midwest region footprint have similar operating and economic characteristics.  While the chief decision maker monitors the revenue streams of the various products, services, and regional locations, operations are managed, and financial performance is evaluated on a Company-wide basis.  Accordingly, all of the community banking services and banking center locations are considered by management to be aggregated into one reportable operating segment, community banking.

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
Management’s report on internal control over financial reporting and the attestation report of Crowe LLP, Old National’s independent registered public accounting firm, on Old National’s internal control over financial reporting are set forth in Part II, Item 8 of this Annual Report on Form 10-K.
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
ITEM 9B.    OTHER INFORMATION
Annual Incentive Compensation Plan
On February 21, 2023, the Talent Development and Compensation Committee approved and recommended to the Board for approval, and on February 22, 2023, the Board approved, the Annual Incentive Compensation Plan (“AICP”). The purpose of the AICP is to provide an incentive to attract, retain, and reward selected employees of the Company to contribute to the Company’s growth, profitability, and success. The AICP replaces the Old National Bancorp Short-Term Incentive Compensation Plan for Key Executives. The AICP will be used as the Company’s annual bonus plan for executives in 2023 and in future years.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Company’s executive officers are elected annually by the Board of Directors. Certain information regarding the Company’s executive officers is set forth below:

Name	Positions and Offices	Age
Chady M. AlAhmar	Chief Executive Officer, Wealth Management of the Company since January 2020. Previously, Senior Vice President and Head of Strategy and Business Development of U.S. Bank from December 2013 to January 2020.	48
Nicholas J. Chulos	Chief Legal Officer and Corporate Secretary of the Company since February 2022. Previously, Executive Vice President, General Counsel and Corporate Secretary of First Midwest from January 2013 to February 2022.	63
Scott J. Evernham	Chief Risk Officer of the Company since August 2019. Previously, Executive Vice President, Wealth Management from May 2016 to August 2019. President of Old National Insurance from December 2014 to May 2016. Senior Vice President, Assistant General Counsel from October 2012 to December 2014.	45
Brendon B. Falconer	Chief Financial Officer of the Company since May 2019. Previously, Senior Vice President and Treasurer of the Company from November 2016 to May 2019. Senior Vice President and Director of Credit Operations from March 2013 to November 2016. Loss Share President from January 2012 to March 2013. Vice President and Bank Controller from April 2009 to January 2012.	47
John V. Moran, IV	Chief Strategy Officer of the Company since 2021. Previously, Chief Financial Officer for NBT Bancorp from 2019 to 2021. Director of Corporate Development and Strategy of the Company from 2017 to 2019. Senior Equity Analyst at Macquarie Capital (USA) from 2010 to 2017.	47
Angela L. Putnam	Chief Accounting Officer of the Company since February 2022. Previously, Senior Vice President and Chief Accounting Officer of First Midwest from December 2014 to February 2022. Vice President and Financial Reporting Manager of First Midwest from April 2013 to November 2014. Director in the Assurance Services practice of McGladrey LLP from September 2006 to April 2013.	44
James C. Ryan, III	Chief Executive Officer of the Company since May 2019. Chairman and CEO of the Company from May 2019 to February 2022. Senior Executive Vice President and Chief Financial Officer of the Company from May 2016 to May 2019. Director of Corporate Development and Mortgage Banking of the Company from July 2009 to May 2016, Integration Executive of the Company from February 2006 to July 2009. Treasurer of the Company from March 2005 to February 2007.	51
Mark G. Sander	President and Chief Operating Officer of the Company since February 2022. Previously, President and Chief Operating Officer of First Midwest from 2019 to February 2022. Director at First Midwest from 2014 to February 2022. Senior Executive Vice President and Chief Operating Officer of First Midwest from 2011 to 2019. Previously held executive level positions in Commercial Banking with Associated Banc-Corp, Bank of America, and LaSalle Bank.	64
James A. Sandgren	Chief Executive Officer, Commercial Banking of the Company since February 2022. Previously, President and Chief Operating Officer of the Company from May 2016 to February 2022. Executive Vice President and Chief Banking Officer of the Company from April 2014 to May 2016. Executive Vice President and Regional CEO of the Company from May 2007 to April 2014. Executive Vice President and Southern Division Chief Credit Officer from January 2004 to May 2007.	56
Michael L. Scudder	Executive Chairman of the Board of Directors of the Company since February 2022. Previously, Chairman and CEO of First Midwest from November 2017 to February 2022. President and Chief Executive Officer of First Midwest from September 2008 to November 2017. President and Chief Operating Officer of First Midwest from May 2007 to September 2008. Executive Vice President and Chief Financial Officer of First Midwest from January 2002 to May 2007.	62
Brent R. Tischler	Chief Executive Officer, Community Banking of the Company since August 2022. Previously, Executive Vice President and Head of Retail Banking at Associated Bank from June 2016 to August 2022. Executive Vice President and Head of Payments & Direct Channels at Associated Bank from February 2014 to May 2016. Senior Vice President and Director of Channel Optimization at Associated Bank from April 2011 to January 2014.	47
Kendra L. Vanzo	Chief Administrative Officer of the Company since March 2021. Executive Vice President, Chief Administrative Officer of the Company from January 2020 to March 2021. Executive Vice President and Chief People Officer from May 2018 to January 2020. Executive Vice President, Associate Engagement and Integrations Officer from June 2014 to May 2018. Executive Vice President and Chief Human Resources Officer from January 2010 to June 2014. Senior Vice President and Chief Human Resources Officer from March 2007 to January 2010.	56

Additional information required in response has been omitted from this report pursuant to General Instruction G(3) of Form 10-K as Old National will file with the SEC its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2022.  The applicable information appearing in the Proxy Statement for the 2023 annual meeting is incorporated by reference.
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
ITEM 11.    EXECUTIVE COMPENSATION
This information is omitted from this report pursuant to General Instruction G(3) of Form 10-K as Old National will file with the SEC its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2022.  The applicable information appearing in our Proxy Statement for the 2023 annual meeting is incorporated by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
This information is omitted from this report (with the exception of the “Equity Compensation Plan Information”) pursuant to General Instruction G(3) of Form 10-K as Old National will file with the SEC its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2022.  The applicable information appearing in the Proxy Statement for the 2023 annual meeting is incorporated by reference.
EQUITY COMPENSATION PLAN INFORMATION
The following table contains information concerning the ICP approved by the Company’s shareholders, as of December 31, 2022.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,955,153	$17.46	9,103,611

Equity compensation plans not approved by security holders	—	—	—
Total	3,955,153	$17.46	9,103,611
At December 31, 2022, 9.1 million shares remain available for issuance under the ICP.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
This information is omitted from this report pursuant to General Instruction G(3) of Form 10-K as Old National will file with the SEC its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2022.  The applicable information appearing in the Proxy Statement for the 2023 annual meeting is incorporated by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
This information is omitted from this report pursuant to General Instruction G(3) of Form 10-K as Old National will file with the SEC its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2022.  The applicable information appearing in the Proxy Statement for the 2023 annual meeting is incorporated by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.Financial Statements:
The following consolidated financial statements of the registrant and its subsidiaries are filed as part of this report under “Item 8.  Financial Statements and Supplementary Data.”
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – December 31, 2022 and 2021
Consolidated Statements of Income – Years Ended December 31, 2022, 2021, and 2020
Consolidated Statements of Comprehensive Income (Loss) – Years Ended December 31, 2022, 2021, and 2020
Consolidated Statements of Changes in Shareholders’ Equity – Years Ended December 31, 2022, 2021, and 2020
Consolidated Statements of Cash Flows – Years Ended December 31, 2022, 2021, and 2020
Notes to Consolidated Financial Statements
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

4.1	Description of Old National Bancorp capital stock.

4.2	Description of Old National Bancorp debt securities (incorporated by reference to Exhibit 4.2 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2019).

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

4.7	Certain instruments defining the rights of holders of long-term debt securities of Old National and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

10.1(1)
Form of 2019 Internal Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(r) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.2(1)
Form of 2019 Relative Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(s) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.3(1)
Form of 2019 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(t) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.4(1)
Form of 2020 Internal Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10.20 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.5(1)
Form of 2020 Relative Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10.21 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.6(1)
Form of 2020 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10.22 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.7(1)
Old National Bancorp Amended and Restated 2020 Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.23 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.8(1)	First Amendment of the Old National Bancorp Amended and Restated 2020 Directors Deferred Compensation Plan.

10.9(1)	Second Amendment of the Old National Bancorp Amended and Restated 2020 Directors Deferred Compensation Plan.

10.10(1)
Old National Bancorp Amended and Restated 2020 Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.24 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.11(1)	First Amendment of the Old National Bancorp Amended and Restated 2020 Executive Deferred Compensation Plan.

10.12(1)	Second Amendment of the Old National Bancorp Amended and Restated 2020 Executive Deferred Compensation Plan.

10.13(1)	Third Amendment of the Old National Bancorp Amended and Restated 2020 Executive Deferred Compensation Plan.

10.14(1)	First Midwest Bancorp, Inc. Deferred Compensation Plan for Nonemployee Directors.

10.15(1)	Amendment of the First Midwest Bancorp, Inc. Deferred Compensation Plan for Nonemployee Directors.

10.16(1)	First Midwest Bancorp, Inc. Nonqualified Retirement Plan.

10.17(1)	Amendment of the First Midwest Bancorp, Inc. Nonqualified Retirement Plan.

10.18(1)	First Midwest Bancorp, Inc. Nonqualified Stock Option Gain Deferral Plan.

10.19(1)
Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2017).

10.20(1)
Amendment of the Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Appendix I of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 8, 2021).

10.21(1)
Second Amendment of the Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Appendix III of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 8, 2022).

10.22(1)	Old National Bancorp Annual Incentive Compensation Plan.

10.23(1)
Form of Employment Agreement dated as of March 10, 2021 between Old National and each of its named executive officers, James C. Ryan III; James A. Sandgren; Brendon B. Falconer; Jeffrey L. Knight; and Kendra L. Vanzo (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2021).

10.24(1)
Form of 2021 Internal Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10.1 of Old National’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 28, 2021).

10.25(1)
Form of 2021 Relative Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10.2 of Old National’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 28, 2021).

10.26(1)
Form of 2021 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10.3 of Old National’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 28, 2021).

10.27(1)
Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-258774 filed with the Securities and Exchange Commission on August 13, 2021).

10.28(1)
Form of 2022 Relative TSR Performance Units Award Agreement between Old National and certain key associates pursuant to the Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan, as further amended (incorporated by reference to Exhibit 10.1 of Old National’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2022).

10.29(1)
Form of 2022 ROATCE Performance Units Award Agreement between Old National and certain key associates pursuant to the Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan, as further amended (incorporated by reference to Exhibit 10.2 of Old National’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2022).

10.30(1)
Form of 2022 Restricted Stock Award Agreements between Old National and certain key associates pursuant to the Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan, as further amended (incorporated by reference to Exhibit 10.3 of Old National’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2022).

10.31(1)
Form of 2022 Performance Units Integration Award Agreement between Old National and certain key associates pursuant to the Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan, as further amended (incorporated by reference to Exhibit 10.4 of Old National’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2022).

10.32(1)
Form of 2022 Letter Agreement between Old National and certain key employees providing for a cash retention and integration award (incorporated by reference to Exhibit 10.5 of Old National’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2022).

10.33(1)
Letter Agreement, dated May 30, 2021, by and between Old National Bancorp and James C. Ryan III (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2021).

10.34(1)
Letter Agreement, dated May 30, 2021, by and between Old National Bancorp and James A. Sandgren (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2021).

10.35(1)	Employment Agreement, amended and restated as of January 18, 2019, by and between First Midwest Bancorp, Inc. (as predecessor to Old National Bancorp) and Michael L. Scudder.

10.36(1)	Confidentiality and Restrictive Covenants Agreement, dated as of June 18, 2018, by and between the First Midwest Bancorp, Inc. (as predecessor to Old National Bancorp) and Michael L. Scudder.

10.37(1)	Letter Agreement, dated May 30, 2021, by and between First Midwest Bancorp, Inc. (as predecessor to Old National Bancorp) and Michael L. Scudder.

10.38(1)	Employment Agreement, dated as of January 18, 2019, by and between First Midwest Bancorp, Inc. (as predecessor to Old National Bancorp) and Mark G. Sander.

10.39(1)	Confidentiality and Restrictive Covenants Agreement, dated as of January 18, 2019, by and between the First Midwest Bancorp, Inc. (as predecessor to Old National Bancorp) and Mark G. Sander.

10.40(1)	Letter Agreement, dated May 30, 2021, by and between First Midwest Bancorp, Inc. (as predecessor to Old National Bancorp) and Mark G. Sander.

21	Subsidiaries of Old National Bancorp

23.1	Consent of Crowe LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Old National Bancorp’s Annual Report on Form 10-K Report for the year ended December 31, 2022, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from Old National’s Annual Report on Form 10-K Report for the year ended December 31, 2022, formatted in inline XBRL and contained in Exhibit 101.

(1) Management contract or compensatory plan or arrangement
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Old National has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
OLD NATIONAL BANCORP

By:	/s/ James C. Ryan, III	Date:	February 22, 2023
James C. Ryan, III,
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 22, 2023, by the following persons on behalf of Old National and in the capacities indicated.

By:	/s/ Brendon B. Falconer	By:	/s/ Thomas E. Salmon
	Brendon B. Falconer,		Thomas E. Salmon, Director
Senior Executive Vice President and Chief
	Financial Officer (Principal Financial Officer)	By:	/s/ Michael L. Scudder
Michael L. Scudder, Executive Chairman
By:	/s/ Barbara A. Boigegrain
	Barbara A. Boigegrain, Director	By:	/s/ Rebecca S. Skillman
Rebecca S. Skillman, Lead Independent
By:	/s/ Thomas L. Brown		Director
Thomas L. Brown, Director
		By:	/s/ Michael J. Small
By:	/s/ Kathryn J. Hayley		Michael J. Small, Director
Kathryn J. Hayley, Director
		By:	/s/ Derrick J. Stewart
By:	/s/ Peter J. Henseler		Derrick J. Stewart, Director
Peter J. Henseler, Director
		By:	/s/ Stephen C. Van Arsdell
By:	/s/ Daniel S. Hermann		Stephen C. Van Arsdell, Director
Daniel S. Hermann, Director
		By:	/s/ Katherine E. White
By:	/s/ Ryan C. Kitchell		Katherine E. White, Director
Ryan C. Kitchell, Director
		By:	/s/ Angela L. Putnam
By:	/s/ Austin M. Ramirez		Angela L. Putnam,
	Austin M. Ramirez, Director		Senior Vice President and Chief Accounting
Officer (Principal Accounting Officer)
By:	/s/ Ellen A. Rudnick
Ellen A. Rudnick, Director

By:	/s/ James C. Ryan, III
James C. Ryan, III,
Director and Chief Executive Officer
(Principal Executive Officer)