Form 10-Q
period 2023-03-31
OLD NATIONAL BANCORP /IN/
filed 2023-05-03
CIK 707179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The registrant has one class of common stock (no par value) with 292,599,000 shares outstanding at April 30, 2023.

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
The acronyms and abbreviations identified below are used throughout this report, including the Notes to Consolidated Financial Statements (Unaudited). You may find it helpful to refer to this page as you read this report.
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
TDR:  troubled debt restructuring
UMB: UMB Bank, n.a.

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS

(dollars and shares in thousands, except per share data)	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Cash and due from banks	$386,879	$453,432
Money market and other interest-earning investments	727,056	274,980
Total cash and cash equivalents	1,113,935	728,412
Equity securities, at fair value	72,158	52,507
Investment securities - available-for-sale, at fair value (amortized cost $7,592,765 and $7,772,603, respectively)	6,687,066	6,773,712
Investment securities - held-to-maturity, at amortized cost (fair value $2,663,374 and $2,643,682, respectively)	3,071,190	3,089,147
Federal Home Loan Bank/Federal Reserve Bank stock, at cost	413,326	314,168
Loans held for sale, at fair value	10,584	11,926
Loans:
Commercial	9,751,875	9,508,904
Commercial real estate	12,908,380	12,457,070
Residential real estate	6,568,666	6,460,441
Consumer credit, net of unearned income	2,593,453	2,697,226
Total loans	31,822,374	31,123,641
Allowance for credit losses on loans	(298,711)	(303,671)
Net loans	31,523,663	30,819,970
Premises and equipment, net	566,758	557,307
Operating lease right-of-use assets	183,687	189,714
Accrued interest receivable	188,988	190,521
Goodwill	1,998,716	1,998,716
Other intangible assets	120,219	126,405
Company-owned life insurance	770,471	768,552
Other assets	1,121,883	1,142,315
Total assets	$47,842,644	$46,763,372
Liabilities
Deposits:
Noninterest-bearing demand	$10,995,083	$11,930,798
Interest-bearing:
Checking and NOW	7,903,520	8,340,955
Savings	6,030,255	6,326,158
Money market	5,867,239	5,389,139
Time deposits	4,121,695	3,013,780
Total deposits	34,917,792	35,000,830
Federal funds purchased and interbank borrowings	618,955	581,489
Securities sold under agreements to repurchase	393,018	432,804
Federal Home Loan Bank advances	4,981,612	3,829,018
Other borrowings	746,869	743,003
Operating lease liabilities	205,249	211,964
Accrued expenses and other liabilities	701,723	835,669
Total liabilities	42,565,218	41,634,777
Shareholders' Equity
Preferred stock, 2,000 shares authorized, 231 shares issued and outstanding	230,500	230,500
Common stock, no par value, $1.00 per share stated value, 600,000 shares authorized, 291,922 and 292,903 shares issued and outstanding, respectively	291,922	292,903
Capital surplus	4,144,730	4,174,265
Retained earnings	1,318,632	1,217,349
Accumulated other comprehensive income (loss), net of tax	(708,358)	(786,422)
Total shareholders' equity	5,277,426	5,128,595
Total liabilities and shareholders' equity	$47,842,644	$46,763,372
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
(dollars and shares in thousands, except per share data)	2023	2022
Interest Income
Loans including fees:
Taxable	$410,375	$184,015
Nontaxable	10,212	3,507
Investment securities:
Taxable	60,801	37,409
Nontaxable	11,163	10,266
Money market and other interest-earning investments	3,098	308
Total interest income	495,649	235,505
Interest Expense
Deposits	62,593	3,194
Federal funds purchased and interbank borrowings	4,839	—
Securities sold under agreements to repurchase	779	96
Federal Home Loan Bank advances	37,996	5,963
Other borrowings	7,954	3,467
Total interest expense	114,161	12,720
Net interest income	381,488	222,785
Provision for credit losses	13,437	108,736
Net interest income after provision for credit losses	368,051	114,049
Noninterest Income
Wealth management fees	18,760	14,630
Service charges on deposit accounts	17,003	14,026
Debit card and ATM fees	9,982	7,599
Mortgage banking revenue	3,400	7,245
Investment product fees	8,160	7,322
Capital markets income	6,939	4,442
Company-owned life insurance	3,186	3,524
Debt securities gains (losses), net	(5,216)	342
Other income	8,467	6,110
Total noninterest income	70,681	65,240
Noninterest Expense
Salaries and employee benefits	137,364	124,147
Occupancy	28,282	21,019
Equipment	7,389	5,168
Marketing	9,417	4,276
Technology	19,202	18,762
Communication	4,461	3,417
Professional fees	6,732	19,791
FDIC assessment	10,404	2,575
Amortization of intangibles	6,186	4,811
Amortization of tax credit investments	2,761	1,516
Property optimization	1,317	—
Other expense	17,196	10,107
Total noninterest expense	250,711	215,589
Income (loss) before income taxes	188,021	(36,300)
Income tax expense (benefit)	41,421	(8,714)
Net income (loss)	146,600	(27,586)
Preferred dividends	(4,034)	(2,017)
Net income (loss) applicable to common shareholders	$142,566	$(29,603)
Net income (loss) per common share - basic	$0.49	$(0.13)
Net income (loss) per common share - diluted	0.49	(0.13)
Weighted average number of common shares outstanding - basic	291,088	227,002
Weighted average number of common shares outstanding - diluted	292,756	227,002
Dividends per common share	$0.14	$0.14
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Net income (loss)	$146,600	$(27,586)

Other comprehensive income (loss):

Change in debt securities available-for-sale:
Unrealized holding gains (losses) for the period	24,724	(429,470)
Reclassification for securities transferred to held-to-maturity	—	22,163
Reclassification adjustment for securities (gains) losses realized in income	5,216	(342)
Income tax effect	1,146	96,235
Unrealized gains (losses) on available-for-sale securities	31,086	(311,414)

Change in securities held-to-maturity:
Adjustment for securities transferred from available-for-sale	—	(22,163)
Amortization of unrealized losses on securities transferred from available-for-sale	5,829	310
Income tax effect	(131)	5,126
Changes from securities held-to-maturity	5,698	(16,727)

Change in hedges:
Net unrealized derivative gains (losses) on hedges	47,849	(9,506)
Reclassification adjustment for (gains) losses realized in net income	7,292	(669)
Income tax effect	(13,720)	2,500
Changes from hedges	41,421	(7,675)

Change in defined benefit pension plans:
Amortization of net (gains) losses recognized in income	(188)	(11)
Income tax effect	47	3
Changes from defined benefit pension plans	(141)	(8)
Other comprehensive income (loss), net of tax	78,064	(335,824)
Comprehensive income (loss)	$224,664	$(363,410)
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

(dollars in thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2021	$—	$165,838	$1,880,545	$968,010	$(2,375)	$3,012,018
Net income (loss)	—	—	—	(27,586)	—	(27,586)
Other comprehensive income (loss)	—	—	—	—	(335,824)	(335,824)
First Midwest Bancorp, Inc. merger:
Issuance of common stock	—	129,365	2,316,947	—	—	2,446,312
Issuance of preferred stock, net of issuance costs	230,500	—	13,219	—	—	243,719
Cash dividends:
Common ($0.14 per share)	—	—	—	(40,782)	—	(40,782)
Preferred dividends	—	—	—	(2,017)	—	(2,017)
Common stock issued	—	10	155	—	—	165
Common stock repurchased	—	(3,890)	(66,188)	—	—	(70,078)
Share-based compensation expense	—	—	6,284	—	—	6,284
Stock activity under incentive compensation plans	—	1,636	(1,368)	(365)	—	(97)
Balance, March 31, 2022	$230,500	$292,959	$4,149,594	$897,260	$(338,199)	$5,232,114

Balance, December 31, 2022	$230,500	$292,903	$4,174,265	$1,217,349	$(786,422)	$5,128,595
Net income (loss)	—	—	—	146,600	—	146,600
Other comprehensive income (loss)	—	—	—	—	78,064	78,064
Cash dividends:
Common ($0.14 per share)	—	—	—	(41,088)	—	(41,088)
Preferred dividends	—	—	—	(4,034)	—	(4,034)
Common stock issued	—	15	247	—	—	262
Common stock repurchased	—	(2,598)	(41,112)	—	—	(43,710)
Share-based compensation expense	—	—	12,742	—	—	12,742
Stock activity under incentive compensation plans	—	1,602	(1,412)	(195)	—	(5)
Balance, March 31, 2023	$230,500	$291,922	$4,144,730	$1,318,632	$(708,358)	$5,277,426
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Cash Flows From Operating Activities
Net income (loss)	$146,600	$(27,586)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	9,121	7,790
Amortization of other intangible assets	6,186	4,811
Amortization of tax credit investments	2,761	1,516
Net premium amortization on investment securities	3,603	4,462
Accretion income related to acquired loans	(6,410)	(14,241)
Share-based compensation expense	12,742	6,284
Provision for credit losses	13,437	108,736
Debt securities (gains) losses, net	5,216	(342)
Net (gains) losses on sales of loans and other assets	829	(2,381)
Increase in cash surrender value of company-owned life insurance	(3,186)	(3,524)
Residential real estate loans originated for sale	(65,148)	(205,945)
Proceeds from sales of residential real estate loans	67,468	220,534
(Increase) decrease in interest receivable	1,533	635
(Increase) decrease in other assets	(3,833)	98,413
Increase (decrease) in accrued expenses and other liabilities	(137,230)	(38,102)
Net cash flows provided by (used in) operating activities	53,689	161,060
Cash Flows From Investing Activities
Cash received from merger, net	—	1,912,629
Purchases of investment securities available-for-sale	(44,413)	(814,796)
Purchases of investment securities held-to-maturity	(1,941)	(30,418)
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	(99,158)	(69,818)
Purchases of equity securities	(20,807)	(904)
Proceeds from maturities, prepayments, and calls of investment securities available-for-sale	164,893	342,435
Proceeds from sales of investment securities available-for-sale	51,522	10,839
Proceeds from maturities, prepayments, and calls of investment securities held-to-maturity	24,744	2,752
Proceeds from sales of Federal Home Loan Bank/Federal Reserve Bank stock	—	54,897
Proceeds from sales of equity securities	615	41,313
Loan originations and payments, net	(708,752)	(336,091)
Proceeds from company-owned life insurance death benefits	2,257	1,582
Proceeds from sales of premises and equipment and other assets	1,410	2,751
Purchases of premises and equipment and other assets	(10,456)	(9,588)
Net cash flows provided by (used in) investing activities	(640,086)	1,107,583
Cash Flows From Financing Activities
Net increase (decrease) in:
Deposits	(83,038)	(211,209)
Federal funds purchased and interbank borrowings	37,466	1,445
Securities sold under agreements to repurchase	(39,786)	(18,194)
Other borrowings	(4,002)	26,566
Payments for maturities of Federal Home Loan Bank advances	(750,150)	(6)
Proceeds from Federal Home Loan Bank advances	1,900,000	200,000
Cash dividends paid	(45,122)	(42,799)
Common stock repurchased	(43,710)	(70,078)
Common stock issued	262	165
Net cash flows provided by (used in) financing activities	971,920	(114,110)
Net increase (decrease) in cash and cash equivalents	385,523	1,154,533
Cash and cash equivalents at beginning of period	728,412	822,019
Cash and cash equivalents at end of period	$1,113,935	$1,976,552

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) – (Continued)

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Supplemental cash flow information:
Total interest paid	$104,917	$17,854
Total income taxes paid (net of refunds)	1,182	1,471
Common stock issued for merger, net	—	2,446,312
Preferred stock issued for merger, net	—	243,870
Investment securities purchased but not settled	—	22,183
Securities transferred from available-for-sale to held-to-maturity	—	2,038,900
Operating lease right-of-use assets obtained in exchange for lease obligations	222	2,249
Finance lease right-of-use assets obtained in exchange for lease obligations	9,141	$—
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned subsidiaries (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.  Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of March 31, 2023 and December 31, 2022, and the results of its operations for the three months ended March 31, 2023 and 2022.   Interim results do not necessarily represent annual results. Certain information and disclosures normally included in notes to consolidated annual financial statements prepared in accordance with GAAP have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to SEC rules and regulations. These financial statements should be read in conjunction with Old National’s Annual Report on Form 10-K for the year ended December 31, 2022.
All intercompany transactions and balances have been eliminated.  Certain prior year amounts have been reclassified to conform to the current presentation.  Such reclassifications had no effect on prior period net income or shareholders’ equity and were insignificant amounts.
Financial Difficulty Modifications
Any loans that are modified are reviewed by Old National to identify if a financial difficulty modification has occurred, which is when Old National Bank modifies a loan related to a borrower experiencing financial difficulties. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. The modification of the terms of such loans includes one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date, a permanent reduction of the recorded investment of the loan, or an other-than-insignificant payment delay. As a result of the adoption of ASU 2022-02 on January 1, 2023, the TDR classification is no longer applicable subsequent to December 31, 2022. See Note 2 to the consolidated financial statements for additional detail regarding the adoption of ASU 2022-02.
Other than the changes for financial difficulty modifications, there have been no material changes from the significant accounting policies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Guidance Adopted in 2023
FASB ASC 805 – In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities From Contracts With Customers, to address diversity in practice and inconsistency related to the accounting for revenue contracts with customers acquired in a business combination. The amendments require that the acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The ASU also provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and liabilities. The amendments in this update are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Entities should apply the amendments prospectively to business combinations that occur after the effective date. The adoption of this guidance on January 1, 2023 did not have a material impact on the consolidated financial statements.
FASB ASC 815 – In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method, to expand the current single-layer method of electing hedge accounting to allow multiple hedged layers of a single closed portfolio under the method and renames the last-of-layer method the portfolio layer method. The amendments in this update are effective for fiscal years beginning after December 15,

2022, and interim periods within those fiscal years. The adoption of this guidance on January 1, 2023 did not have a material impact on the consolidated financial statements.
FASB ASC 326 – In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, to eliminate the TDR recognition and measurement guidance and, instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. The amendments require that an entity disclose current-period gross charge-offs by year of origination for financing receivables and net investment in leases within the vintage disclosures required by ASC 326. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Old National adopted the provision in ASU 2022-02 related to the recognition and measurement of TDRs on a prospective basis on January 1, 2023, which did not have a material impact on the consolidated financial statements.
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
The amendments in this ASU are effective March 12, 2020 through December 31, 2024. Old National believes the adoption of this guidance on activities subsequent to March 31, 2023 will not have a material impact on the consolidated financial statements.
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
FASB ASC 842 – In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements, which requires all entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. Transition can be done either retrospectively or prospectively. Old National is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.
FASB ASC 323 – In March 2023, the FASB issued ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, which allows reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for all entities in any interim period. Old National is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

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
As of December 31, 2022, Old National finalized its valuation of all assets acquired and liabilities assumed. Transaction costs totaling $14.6 million associated with the merger have been expensed for the three months ended March 31, 2023, compared to $41.3 million during the three months ended March 31, 2022. Additional transaction and integration costs will be expensed in future periods as incurred.
Divestiture
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
The following table presents the calculation of basic and diluted net income (loss) per common share:

	Three Months Ended March 31,
(dollars and shares in thousands, except per share data)	2023	2022
Net income (loss)	$146,600	$(27,586)
Preferred dividends	(4,034)	(2,017)
Net income (loss) applicable to common shares	$142,566	$(29,603)

Weighted average common shares outstanding:
Weighted average common shares outstanding (basic)	291,088	227,002
Effect of dilutive securities:
Restricted stock	1,666	—
Stock appreciation rights	2	—
Weighted average diluted shares outstanding	292,756	227,002
Basic Net Income (Loss) Per Common Share	$0.49	$(0.13)
Diluted Net Income (Loss) Per Common Share	$0.49	$(0.13)

NOTE 5 – INVESTMENT SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolios and the corresponding amounts of gross unrealized gains, unrealized losses, and basis adjustments in AOCI and gross unrecognized gains and losses.

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Basis Adjustments (1)	Fair Value
March 31, 2023
Available-for-Sale
U.S. Treasury	$268,894	$34	$(10,755)	$(36,301)	$221,872
U.S. government-sponsored entities and agencies	1,450,300	—	(201,717)	(54,892)	1,193,691
Mortgage-backed securities - Agency	4,861,624	641	(553,490)	—	4,308,775
States and political subdivisions	641,317	2,138	(21,968)	—	621,487
Pooled trust preferred securities	13,787	—	(2,938)	—	10,849
Other securities	356,843	277	(26,728)	—	330,392
Total available-for-sale securities	$7,592,765	$3,090	$(817,596)	$(91,193)	$6,687,066

Held-to-Maturity
U.S. government-sponsored entities and agencies	$820,849	$—	$(157,226)	$—	$663,623
Mortgage-backed securities - Agency	1,086,905	—	(113,419)	—	973,486
States and political subdivisions	1,163,586	744	(137,915)	—	1,026,415
Allowance for securities held-to-maturity	(150)	—	—	—	(150)
Total held-to-maturity securities	$3,071,190	$744	$(408,560)	$—	$2,663,374

December 31, 2022
Available-for-Sale
U.S. Treasury	$253,148	$5	$(5,189)	$(47,037)	$200,927
U.S. government-sponsored entities and agencies	1,451,736	—	(169,248)	(107,408)	1,175,080
Mortgage-backed securities - Agency	4,986,354	976	(617,428)	—	4,369,902
States and political subdivisions	688,159	1,789	(26,096)	—	663,852
Pooled trust preferred securities	13,783	—	(2,972)	—	10,811
Other securities	379,423	258	(26,541)	—	353,140
Total available-for-sale securities	$7,772,603	$3,028	$(847,474)	$(154,445)	$6,773,712

Held-to-Maturity
U.S. government-sponsored entities and agencies	$819,168	$—	$(162,810)	$—	$656,358
Mortgage-backed securities - Agency	1,106,817	—	(123,854)	—	982,963
States and political subdivisions	1,163,312	221	(159,022)	—	1,004,511
Allowance for securities held-to-maturity	(150)	—	—	—	(150)
Total held-to-maturity securities	$3,089,147	$221	$(445,686)	$—	$2,643,682
(1)    Basis adjustments represent the cumulative fair value adjustments included in the carrying amounts of fixed-rate investment securities assets in fair value hedging arrangements.
Proceeds from sales or calls of available-for-sale investment securities and the resulting realized gains and realized losses were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Proceeds	$57,955	$50,113
Realized gains	909	463
Realized losses	(6,125)	(121)

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

	March 31, 2023
(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Maturity
Available-for-Sale
Within one year	$141,160	$138,855	3.10%
One to five years	1,751,081	1,635,833	2.79
Five to ten years	4,031,392	3,556,971	2.34
Beyond ten years	1,669,132	1,355,407	2.41
Total	$7,592,765	$6,687,066	2.47%
Held-to-Maturity
One to five years	162,300	141,113	2.74%
Five to ten years	928,090	838,844	2.67
Beyond ten years	1,980,800	1,683,417	2.73
Total	$3,071,190	$2,663,374	2.71%
The following table summarizes the available-for-sale investment securities with unrealized losses for which an allowance for credit losses has not been recorded by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2023
Available-for-Sale
U.S. Treasury	$23,229	$(106)	$190,653	$(10,649)	$213,882	$(10,755)
U.S. government-sponsored entities and agencies	96,117	(2,554)	1,097,574	(199,163)	1,193,691	(201,717)
Mortgage-backed securities - Agency	758,680	(26,422)	3,513,804	(527,068)	4,272,484	(553,490)
States and political subdivisions	112,958	(1,576)	233,172	(20,392)	346,130	(21,968)
Pooled trust preferred securities	—	—	10,849	(2,938)	10,849	(2,938)
Other securities	42,014	(1,404)	273,603	(25,324)	315,617	(26,728)
Total available-for-sale	$1,032,998	$(32,062)	$5,319,655	$(785,534)	$6,352,653	$(817,596)

December 31, 2022
Available-for-Sale
U.S. Treasury	$130,967	$(3,264)	$66,992	$(1,925)	$197,959	$(5,189)
U.S. government-sponsored entities and agencies	454,854	(75,795)	720,226	(93,453)	1,175,080	(169,248)
Mortgage-backed securities - Agency	3,207,319	(358,507)	1,116,205	(258,921)	4,323,524	(617,428)
States and political subdivisions	414,813	(25,555)	2,703	(541)	417,516	(26,096)
Pooled trust preferred securities	—	—	10,811	(2,972)	10,811	(2,972)
Other securities	257,775	(17,045)	75,309	(9,496)	333,084	(26,541)
Total available-for-sale	$4,465,728	$(480,166)	$1,992,246	$(367,308)	$6,457,974	$(847,474)

The following table summarizes the held-to-maturity investment securities with unrecognized losses aggregated by major security type and length of time in a continuous loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
March 31, 2023
Held-to-Maturity
U.S. government-sponsored entities and agencies	$82,080	$(7,003)	$581,543	$(150,223)	$663,623	$(157,226)
Mortgage-backed securities - Agency	254,788	(18,775)	718,698	(94,644)	973,486	(113,419)
States and political subdivisions	40,220	(2,238)	931,463	(135,677)	971,683	(137,915)
Total held-to-maturity	$377,088	$(28,016)	$2,231,704	$(380,544)	$2,608,792	$(408,560)

December 31, 2022
Held-to-Maturity
U.S. government-sponsored entities and agencies	354,293	(110,523)	302,066	(52,287)	656,359	(162,810)
Mortgage-backed securities - Agency	367,849	(42,438)	615,114	(81,416)	982,963	(123,854)
States and political subdivisions	838,689	(127,355)	135,573	(31,667)	974,262	(159,022)
Total available-for-sale	$1,560,831	$(280,316)	$1,052,753	$(165,370)	$2,613,584	$(445,686)
The unrecognized losses on held-to-maturity investment securities presented in the table above do not include unrecognized losses on securities that were transferred from available-for-sale to held-to-maturity totaling $143.0 million at March 31, 2023 that are included as a separate component of shareholders’ equity and are being amortized over the remaining term of the securities.
No allowance for credit losses on available-for-sale debt securities was needed at March 31, 2023 or December 31, 2022.
An allowance on held-to-maturity debt securities is maintained for certain municipal bonds to account for expected lifetime credit losses. Substantially all of the U.S. government-sponsored entities and agencies and agency mortgage-backed securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. Therefore, for those securities, we do not record expected credit losses. The allowance for credit losses on held-to-maturity debt securities was $0.2 million at March 31, 2023 and December 31, 2022.
Accrued interest receivable on the securities portfolio is excluded from the estimate of credit losses and totaled $39.1 million at March 31, 2023 and $50.9 million at December 31, 2022.
At March 31, 2023, Old National’s securities portfolio consisted of 3,093 securities, 2,688 of which were in an unrealized loss position.  The unrealized losses attributable to our U.S. Treasury, U.S. government-sponsored entities and agencies, agency mortgage-backed securities, states and political subdivisions, and other securities are the result of fluctuations in interest rates and temporary market movements.  Old National’s pooled trust preferred securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows.  At March 31, 2023, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.
Old National’s two pooled trust preferred securities with fair values totaling $10.8 million and unrealized losses totaling $2.9 million have experienced credit defaults.  However, we believe that the value of the instruments lies in the full and timely interest payments that will be received through maturity, the steady amortization that will be experienced until maturity, and the full return of principal by the final maturity of the collateralized debt obligations. Old National did not recognize any losses on these securities for the three months ended March 31, 2023 or 2022.
Equity Securities
Old National’s equity securities with readily determinable fair values totaled $72.2 million at March 31, 2023 and $52.5 million at December 31, 2022.  There were losses on equity securities of $0.8 million during the three months ended March 31, 2023, compared to losses of $1.9 million during the three months ended March 31, 2022.

Alternative Investments
Old National has alternative investments without readily determinable fair values that are included in other assets totaling $395.9 million at March 31, 2023, consisting of $243.4 million of illiquid investments in partnerships, limited liability companies, and other ownership interests that support affordable housing and $152.5 million of economic development and community revitalization initiatives in low-to-moderate income neighborhoods. These alternative investments totaled $396.8 million at December 31, 2022.  There have been no impairments or adjustments on equity securities without readily determinable fair values, except for amortization of tax credit investments in the three months ended March 31, 2023 and 2022. See Note 9 to the consolidated financial statements for detail regarding these investments.
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

	Balance Sheet Line Item	Portfolio Segment Reclassifications	After Reclassifications

(dollars in thousands)
March 31, 2023
Loans:
Commercial	$9,751,875	$(213,187)	$9,538,688
Commercial real estate	12,908,380	(160,041)	12,748,339
BBCC	N/A	373,228	373,228
Residential real estate	6,568,666	—	6,568,666
Consumer	2,593,453	(2,593,453)	N/A
Indirect	N/A	1,003,287	1,003,287
Direct	N/A	580,726	580,726
Home equity	N/A	1,009,440	1,009,440
Total	$31,822,374	$—	$31,822,374

December 31, 2022
Loans:
Commercial	$9,508,904	$(210,280)	$9,298,624
Commercial real estate	12,457,070	(158,322)	12,298,748
BBCC	N/A	368,602	368,602
Residential real estate	6,460,441	—	6,460,441
Consumer	2,697,226	(2,697,226)	N/A
Indirect	N/A	1,034,257	1,034,257
Direct	N/A	629,186	629,186
Home equity	N/A	1,033,783	1,033,783
Total	$31,123,641	$—	$31,123,641

The composition of loans by portfolio segment follows:

(dollars in thousands)	March 31, 2023	December 31, 2022
Commercial (1)	$9,538,688	$9,298,624
Commercial real estate	12,748,339	12,298,748
BBCC	373,228	368,602
Residential real estate	6,568,666	6,460,441
Indirect	1,003,287	1,034,257
Direct	580,726	629,186
Home equity	1,009,440	1,033,783
Total loans	31,822,374	31,123,641
Allowance for credit losses on loans	(298,711)	(303,671)
Net loans	$31,523,663	$30,819,970
(1)Includes direct finance leases of $178.7 million at March 31, 2023 and $188.1 million at December 31, 2022.
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
At 234%, Old National Bank’s commercial real estate loans as a percentage of its risk-based capital remained below the regulatory guideline limit of 300% at March 31, 2023.
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
Allowance for Credit Losses
Loans
Credit quality within the loans held for investment portfolio is continuously monitored by management and is reflected within the allowance for credit losses on loans. The allowance for credit losses is an estimate of expected losses inherent within the Company’s loans held for investment portfolio. Credit quality is assessed and monitored by evaluating various attributes and the results of those evaluations are utilized in underwriting new loans and in our process for estimating expected credit losses. Expected credit loss inherent in non-cancelable off-balance-sheet credit exposures is accounted for as a separate liability included in other liabilities on the balance sheet. The allowance for credit losses on loans held for investment is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries. Old National has made a policy election to report accrued interest receivable as a separate line item on the balance sheet. Accrued interest receivable on loans is excluded from the estimate of credit losses and totaled $144.1 million at March 31, 2023 and $137.7 million at December 31, 2022.
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
The base forecast scenario considers unemployment, gross domestic product, and the BBB ratio (BBB spread to the 10-year U.S. Treasury rate). In addition to the quantitative inputs, several qualitative factors are considered. These factors include the risk that unemployment, gross domestic product, housing product index, and the BBB ratio prove to be more severe and/or prolonged than our baseline forecast due to a variety of factors including monetary actions to control inflation, recent instability in the banking sector, conflict in Ukraine, and global supply chain issues. Old National’s activity in the allowance for credit losses on loans by portfolio segment was as follows:

(dollars in thousands)	Balance at Beginning of Period	Allowance Established for Acquired PCD Loans	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Period
Three Months Ended March 31, 2023
Commercial	$120,612	$—	$(12,423)	$283	$17,296	$125,768
Commercial real estate	138,244	—	(1,189)	263	(1,970)	135,348
BBCC	2,431	—	(28)	73	(160)	2,316
Residential real estate	21,916	—	(23)	72	(1,758)	20,207
Indirect	1,532	—	(1,197)	412	687	1,434
Direct	12,116	—	(3,238)	581	(2,693)	6,766
Home equity	6,820	—	(82)	67	67	6,872
Total	$303,671	$—	$(18,180)	$1,751	$11,469	$298,711

Three Months Ended March 31, 2022
Commercial	$27,232	$35,040	$(1,880)	$325	$38,754	$99,471
Commercial real estate	64,004	42,601	(507)	182	34,210	140,490
BBCC	2,458	—	(28)	57	(418)	2,069
Residential real estate	9,347	136	(185)	440	7,514	17,252
Indirect	1,743	—	(483)	222	166	1,648
Direct	528	31	(1,530)	582	14,839	14,450
Home equity	2,029	723	(51)	82	2,344	5,127
Total	$107,341	$78,531	$(4,664)	$1,890	$97,409	$280,507

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

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Allowance for credit losses on unfunded loan commitments:
Balance at beginning of period	$32,188	$10,879
Provision for credit losses on unfunded commitments acquired during the period	—	11,013
Provision for unfunded loan commitments	1,968	154
Balance at end of period	$34,156	$22,046
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

The following table summarizes the amortized cost of term loans by risk category and gross charge-offs of commercial, commercial real estate, and BBCC loans by loan portfolio segment, class of loan, and origination year:

	Origination Year							Revolving to Term
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving		Total
March 31, 2023
Commercial:
Risk Rating:
Pass	$673,613	$2,299,378	$1,517,883	$712,011	$629,196	$694,970	$2,041,109	$433,838	$9,001,998
Criticized	24,476	38,369	26,289	52,907	31,378	6,538	56,784	10,792	247,533
Classified:
Substandard	5,879	16,596	75,646	15,505	21,896	3,401	40,883	47,187	226,993
Nonaccrual	—	—	1,462	2,049	1,468	—	6,436	5,172	16,587
Doubtful	—	20,828	11,687	3,633	73	9,356	—	—	45,577
Total	$703,968	$2,375,171	$1,632,967	$786,105	$684,011	$714,265	$2,145,212	$496,989	$9,538,688
Gross charge-offs	$—	$—	$5,230	$—	$6,789	$239	$165	$—	$12,423

Commercial real estate:
Risk Rating:
Pass	$600,890	$3,129,239	$2,833,471	$1,942,417	$1,171,555	$1,560,183	$74,982	$643,987	$11,956,724
Criticized	217	56,997	40,407	22,202	70,931	105,130	—	42,466	338,350
Classified:
Substandard	8,653	89,716	22,101	20,207	98,147	82,928	—	18,138	339,890
Nonaccrual	—	648	9,785	4,879	—	21,708	—	3,151	40,171
Doubtful	—	2,627	35,723	9,919	4,507	20,428	—	—	73,204
Total	$609,760	$3,279,227	$2,941,487	$1,999,624	$1,345,140	$1,790,377	$74,982	$707,742	$12,748,339
Gross charge-offs	$—	$54	$735	$400	$—	$—	$—	$—	$1,189

BBCC:
Risk Rating:
Pass	$25,194	$86,881	$59,220	$48,866	$35,291	$27,217	$59,846	$17,644	$360,159
Criticized	50	1,843	479	265	1,023	57	2,047	1,660	7,424
Classified:
Substandard	10	986	641	33	415	—	603	658	3,346
Nonaccrual	—	39	36	130	—	626	—	836	1,667
Doubtful	—	39	73	276	108	136	—	—	632
Total	$25,254	$89,788	$60,449	$49,570	$36,837	$28,036	$62,496	$20,798	$373,228
Gross charge-offs	$—	$—	$28	$—	$—	$—	$—	$—	$28

	Origination Year							Revolving to Term
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving		Total
December 31, 2022
Commercial:
Risk Rating:
Pass	$2,388,618	$1,754,364	$796,340	$738,208	$362,986	$388,617	$1,988,763	$329,119	$8,747,015
Criticized	40,856	30,661	63,557	33,490	9,195	5,312	61,036	4,327	248,434
Classified:
Substandard	37,223	47,522	16,540	22,925	4,844	21,204	67,402	25,143	242,803
Nonaccrual	3,627	1,453	566	—	—	—	1,634	6,623	13,903
Doubtful	2,821	17,604	3,720	8,005	5,968	8,351	—	—	46,469
Total	$2,473,145	$1,851,604	$880,723	$802,628	$382,993	$423,484	$2,118,835	$365,212	$9,298,624

Commercial real estate:
Risk Rating:
Pass	$3,066,960	$2,828,758	$1,989,000	$1,219,025	$675,572	$1,018,719	$57,818	$689,553	$11,545,405
Criticized	75,306	34,422	22,569	82,637	86,504	56,864	—	23,282	381,584
Classified:
Substandard	46,231	16,928	24,319	78,468	57,824	21,591	—	4,108	249,469
Nonaccrual	3,151	9,541	5,014	—	2,312	22,155	—	3,257	45,430
Doubtful	1,934	38,386	10,011	4,605	1,523	20,401	—	—	76,860
Total	$3,193,582	$2,928,035	$2,050,913	$1,384,735	$823,735	$1,139,730	$57,818	$720,200	$12,298,748

BBCC:
Risk Rating:
Pass	$90,341	$64,161	$52,304	$36,868	$23,618	$11,333	$60,016	$18,881	$357,522
Criticized	1,504	525	368	692	353	—	1,006	1,603	6,051
Classified:
Substandard	811	143	—	421	—	—	543	682	2,600
Nonaccrual	42	37	118	—	429	284	—	639	1,549
Doubtful	40	107	439	157	64	73	—	—	880
Total	$92,738	$64,973	$53,229	$38,138	$24,464	$11,690	$61,565	$21,805	$368,602

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

	Origination Year							Revolving to Term
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving		Total
March 31, 2023
Residential real estate:
Risk Rating:
Performing	$92,032	$1,419,736	$1,975,809	$1,749,348	$472,547	$823,622	$—	$84	$6,533,178
Nonperforming	—	1,272	2,373	2,421	2,796	26,620	—	6	35,488
Total	$92,032	$1,421,008	$1,978,182	$1,751,769	$475,343	$850,242	$—	$90	$6,568,666
Gross charge-offs	$—	$—	$—	$—	$—	$23	$—	$—	$23

Indirect:
Risk Rating:
Performing	$74,980	$465,805	$225,377	$126,788	$69,147	$37,704	$—	$58	$999,859
Nonperforming	—	505	1,286	627	467	543	—	—	3,428
Total	$74,980	$466,310	$226,663	$127,415	$69,614	$38,247	$—	$58	$1,003,287
Gross charge-offs	$—	$514	$430	$93	$111	$49	$—	$—	$1,197

Direct:
Risk Rating:
Performing	$27,097	$121,525	$141,746	$68,407	$48,981	$92,285	$74,520	$2,118	$576,679
Nonperforming	—	401	554	580	636	1,863	7	6	4,047
Total	$27,097	$121,926	$142,300	$68,987	$49,617	$94,148	$74,527	$2,124	$580,726
Gross charge-offs	$—	$471	$794	$286	$327	$195	$1,165	$—	$3,238

Home equity:
Risk Rating:
Performing	$—	$1,273	$876	$1,382	$1,068	$7,938	$962,911	$20,456	$995,904
Nonperforming	—	162	133	161	930	5,470	1,924	4,756	13,536
Total	$—	$1,435	$1,009	$1,543	$1,998	$13,408	$964,835	$25,212	$1,009,440
Gross charge-offs	$—	$—	$—	$—	$—	$82	$—	$—	$82

	Origination Year							Revolving to Term
	2022	2021	2020	2019	2018	Prior	Revolving		Total
December 31, 2022
Residential real estate:
Risk Rating:
Performing	$1,327,168	$1,945,792	$1,825,762	$478,529	$136,260	$712,175	$7	$88	$6,425,781
Nonperforming	59	529	861	873	1,826	30,512	—	—	34,660
Total	$1,327,227	$1,946,321	$1,826,623	$479,402	$138,086	$742,687	$7	$88	$6,460,441

Indirect:
Risk Rating:
Performing	$504,410	$249,407	$144,265	$82,304	$31,484	$19,095	$—	$62	$1,031,027
Nonperforming	348	1,074	645	531	304	328	—	—	3,230
Total	$504,758	$250,481	$144,910	$82,835	$31,788	$19,423	$—	$62	$1,034,257

Direct:
Risk Rating:
Performing	$132,934	$164,126	$77,406	$57,919	$45,299	$59,212	$87,622	$671	$625,189
Nonperforming	115	851	614	205	327	1,526	5	354	3,997
Total	$133,049	$164,977	$78,020	$58,124	$45,626	$60,738	$87,627	$1,025	$629,186

Home equity:
Risk Rating:
Performing	$919	$896	$1,849	$1,497	$983	$11,646	$990,001	$14,792	$1,022,583
Nonperforming	166	160	166	446	794	4,308	1,698	3,462	11,200
Total	$1,085	$1,056	$2,015	$1,943	$1,777	$15,954	$991,699	$18,254	$1,033,783
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

The following table presents the aging of the amortized cost basis in past due loans by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Current	Total Loans
March 31, 2023
Commercial	$8,463	$3,397	$9,333	$21,193	$9,517,495	$9,538,688
Commercial real estate	14,648	256	26,659	41,563	12,706,776	12,748,339
BBCC	1,618	552	430	2,600	370,628	373,228
Residential	19,495	310	9,725	29,530	6,539,136	6,568,666
Indirect	4,229	1,141	511	5,881	997,406	1,003,287
Direct	3,759	955	1,511	6,225	574,501	580,726
Home equity	6,279	1,923	4,802	13,004	996,436	1,009,440
Total	$58,491	$8,534	$52,971	$119,996	$31,702,378	$31,822,374

December 31, 2022
Commercial	$14,147	$4,801	$11,080	$30,028	$9,268,596	$9,298,624
Commercial real estate	47,240	1,312	32,892	81,444	12,217,304	12,298,748
BBCC	730	365	603	1,698	366,904	368,602
Residential	24,181	5,033	11,753	40,967	6,419,474	6,460,441
Indirect	6,302	2,118	958	9,378	1,024,879	1,034,257
Direct	5,404	2,118	1,928	9,450	619,736	629,186
Home equity	6,585	1,966	4,707	13,258	1,020,525	1,033,783
Total	$104,589	$17,713	$63,921	$186,223	$30,937,418	$31,123,641
The following table presents the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing by class of loan:

	March 31, 2023			December 31, 2022
(dollars in thousands)	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing
Commercial	$62,164	$14,695	$—	$60,372	$7,873	$152
Commercial real estate	113,375	36,495	—	122,290	33,445	—
BBCC	2,299	—	—	2,429	—	—
Residential	35,488	—	1,070	34,660	—	1,808
Indirect	3,428	—	—	3,230	—	28
Direct	4,047	—	119	3,997	—	133
Home equity	13,536	—	42	11,200	—	529
Total	$234,337	$51,190	$1,231	$238,178	$41,318	$2,650
Interest income recognized on nonaccrual loans was insignificant during the three months ended March 31, 2023 and 2022.

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

	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Investment Securities/Cash	Auto	Other
March 31, 2023
Commercial	$13,899	$41,674	$2,219	$1,103	$124
Commercial real estate	100,490	—	1,661	—	6,334
BBCC	1,823	464	—	12	—
Residential	35,488	—	—	—	—
Indirect	—	—	—	3,428	—
Direct	2,961	2	—	253	34
Home equity	13,536	—	—		—
Total loans	$168,197	$42,140	$3,880	$4,796	$6,492

December 31, 2022
Commercial	$8,962	$42,754	$2,690	$1,611	$980
Commercial real estate	108,871	—	1,718	—	6,411
BBCC	1,939	478	—	12	—
Residential	34,660	—	—	—	—
Indirect	—	—	—	3,230	—
Direct	2,991	13	—	232	23
Home equity	11,200	—	—	—	—
Total loans	$168,623	$43,245	$4,408	$5,085	$7,414
Loan Participations
Old National has loan participations, which qualify as participating interests, with other financial institutions.  At March 31, 2023, these loans totaled $2.6 billion, of which $1.2 billion had been sold to other financial institutions and $1.4 billion was retained by Old National.  The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.
Financial Difficulty Modifications
Occasionally, Old National modifies loans to borrowers experiencing financial difficulty in the form of principal forgiveness, term extension, an other-than-insignificant payment delay, or interest rate reduction (or a combination thereof). When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses on loans.
The following table presents the amortized cost basis of loans with modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2023 by class of loans and type of modification:

(dollars in thousands)	Term Extension	Total Class of Loans
Commercial	$17,342	0.2%
Commercial real estate	9,926	0.1%
Total	$27,268	0.1%

Old National closely monitors the performance of loan modifications to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of loans that have been modified during the three months ended March 31, 2023:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Current	Total Loans
March 31, 2023
Commercial	$—	$2,637	$—	$2,637	$14,705	$17,342
Commercial real estate	—	—	—	—	9,926	9,926
Total	$—	$2,637	$—	$2,637	$24,631	$27,268
The following table summarizes the nature of the loan modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2023 by class of loans:

(dollars in thousands)	Weighted- Average Term Extension (in months)
Commercial	6.8
Commercial real estate	4.1
Total	5.6
There were no payment defaults on these loans subsequent to their modifications during the three months ended March 31, 2023. At March 31, 2023, Old National had not committed to lend any material additional funds to the borrowers whose loans were modified due to financial difficulties.
NOTE 7 – LEASES
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
Old National does not have any material sub-lease agreements.
The components of lease expense were as follows:

	Affected Line Item in the Statement of Income	Three Months Ended March 31,
(dollars in thousands)		2023	2022
Operating lease cost	Occupancy/Equipment expense	$8,638	$5,108
Finance lease cost:
Amortization of right-of-use assets	Occupancy expense	691	675
Interest on lease liabilities	Interest expense	169	107
Sub-lease income	Occupancy expense	(60)	(128)
Total		$9,438	$5,762

Supplemental balance sheet information related to leases was as follows:

(dollars in thousands)	March 31, 2023	December 31, 2022
Operating Leases
Operating lease right-of-use assets	$183,687	$189,714
Operating lease liabilities	205,249	211,964

Finance Leases
Premises and equipment, net	21,173	10,799
Other borrowings	21,983	13,469

Weighted-Average Remaining Lease Term (in Years)
Operating leases	8.9	9.1
Finance leases	10.6	7.2

Weighted-Average Discount Rate
Operating leases	2.90%	2.88%
Finance leases	3.82%	3.30%
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,932	$5,341
Operating cash flows from finance leases	169	107
Financing cash flows from finance leases	628	616
The following table presents a maturity analysis of the Company’s lease liability by lease classification at March 31, 2023:

(dollars in thousands)	Operating Leases	Finance Leases
2023	$22,933	$2,432
2024	29,819	3,278
2025	28,513	3,301
2026	27,600	2,075
2027	26,668	2,078
Thereafter	98,709	13,964
Total undiscounted lease payments	234,242	27,128
Amounts representing interest	(28,993)	(5,145)
Lease liability	$205,249	$21,983

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the changes in the carrying amount of goodwill:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Balance at beginning of period	$1,998,716	$1,036,994
Acquisitions and adjustments	—	960,163
Balance at end of period	$1,998,716	$1,997,157
The increase in goodwill for the three months ended March 31, 2022 was due to the First Midwest merger. See Note 3 to the consolidated financial statements for additional detail regarding this transaction.
Old National performed the required annual goodwill impairment test as of August 31, 2022 and there was no impairment.  No events or circumstances since the August 31, 2022 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.
The gross carrying amounts and accumulated amortization of other intangible assets were as follows:

(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
March 31, 2023
Core deposit	$170,642	$(85,861)	$84,781
Customer trust relationships	56,243	(20,805)	35,438
Total other intangible assets	$226,885	$(106,666)	$120,219

December 31, 2022
Core deposit	$170,642	$(80,951)	$89,691
Customer trust relationships	56,243	(19,529)	36,714
Total other intangible assets	$226,885	$(100,480)	$126,405
Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years.
Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. No impairment charges were recorded during the three months ended March 31, 2023 or 2022.  Total amortization expense associated with intangible assets was $6.2 million for the three months ended March 31, 2023, compared to $4.8 million for the three months ended March 31, 2022.
Estimated amortization expense for future years is as follows:

(dollars in thousands)
2023 remaining	$17,969
2024	21,239
2025	18,358
2026	15,555
2027	12,867
Thereafter	34,231
Total	$120,219

NOTE 9 – QUALIFIED AFFORDABLE HOUSING PROJECTS AND OTHER TAX CREDIT INVESTMENTS
Old National is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects.  These investments are included in other assets on the balance sheet, with any unfunded commitments included with other liabilities. As of March 31, 2023, Old National expects to recover its remaining investments through the use of the tax credits that are generated by the investments.
The following table summarizes Old National’s investments in qualified affordable housing projects and other tax credit investments:

(dollars in thousands)		March 31, 2023		December 31, 2022
Investment	Accounting Method	Investment	Unfunded Commitment (1)	Investment	Unfunded Commitment
LIHTC	Proportional amortization	$82,950	$46,743	$84,428	$55,754
FHTC	Equity	18,892	9,019	19,316	9,588
NMTC	Consolidation	49,820	—	51,912	—
Renewable Energy	Equity	854	—	1,099	—
Total		$152,516	$55,762	$156,755	$65,342
(1)All commitments will be paid by Old National by December 31, 2027.
The following table summarizes the amortization expense and tax benefit recognized for Old National’s qualified affordable housing projects and other tax credit investments:

(dollars in thousands)	Amortization Expense (1)	Tax Expense (Benefit) Recognized (2)
Three Months Ended March 31, 2023
LIHTC	$1,463	$(1,908)
FHTC	424	(512)
NMTC	2,091	(2,611)
Renewable Energy	246	—
Total	$4,224	$(5,031)

Three Months Ended March 31, 2022
LIHTC	$1,253	$(1,650)
FHTC	205	(251)
NMTC	1,101	(1,375)
Renewable Energy	210	—
Total	$2,769	$(3,276)
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

NOTE 10 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase are secured borrowings.  Old National pledges investment securities to secure these borrowings. The following table presents securities sold under agreements to repurchase and related weighted-average interest rates:

	At or for the Three Months Ended March 31, 2023	At December 31, 2022	At or for the Three Months Ended March 31, 2022
(dollars in thousands)
Outstanding at period end	$393,018	$432,804	$509,275
Average amount outstanding during the period	412,819	N/A	449,939
Maximum amount outstanding at any month-end during the period	430,537	N/A	509,275
Weighted-average interest rate:
During the period	0.77%	N/A	0.09%
At period end	0.88%	1.31%	0.08%
The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At March 31, 2023
	Remaining Contractual Maturity of the Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 days	Total
Repurchase Agreements:
U.S. Treasury and agency securities	$393,018	$—	$—	$—	$393,018
Total	$393,018	$—	$—	$—	$393,018
The fair value of securities pledged to secure repurchase agreements may decline.  Old National has pledged securities valued at 125% of the gross outstanding balance of repurchase agreements at March 31, 2023 to manage this risk.
NOTE 11 – FEDERAL HOME LOAN BANK ADVANCES
The following table summarizes Old National Bank’s FHLB advances:

(dollars in thousands)	March 31, 2023	December 31, 2022
FHLB advances (fixed rates 0.00% to 5.11% and variable rates 4.57% to 5.24%) maturing April 2023 to September 2042	$5,000,528	$3,850,677
Fair value hedge basis adjustments and unamortized prepayment fees	(18,916)	(21,659)
Total	$4,981,612	$3,829,018
FHLB advances had weighted-average rates of 3.45% at March 31, 2023 and 3.15% at December 31, 2022. Certain FHLB advances are collateralized with residential real estate loans at 148%.
At March 31, 2023, total unamortized prepayment fees related to debt modifications completed in prior years totaled $18.7 million, compared to $20.2 million at December 31, 2022.

Contractual maturities of FHLB advances at March 31, 2023 were as follows:

(dollars in thousands)
Due in 2023	$1,250,000
Due in 2024	25,243
Due in 2025	550,285
Due in 2026	100,000
Thereafter	3,075,000
Fair value hedge basis adjustments and unamortized prepayment fees	(18,916)
Total	$4,981,612

NOTE 12 – OTHER BORROWINGS
The following table summarizes Old National’s other borrowings:

(dollars in thousands)	March 31, 2023	December 31, 2022
Old National Bancorp:
Senior unsecured notes (fixed rate 4.125%) maturing August 2024	$175,000	$175,000
Unamortized debt issuance costs related to senior unsecured notes	(208)	(247)
Subordinated debentures (fixed rate 5.875%) maturing September 2026	150,000	150,000
Junior subordinated debentures (variable rates of 6.27% to 8.41%) maturing July 2031 to September 2037	136,643	136,643
Other basis adjustments	22,073	23,363
Old National Bank:
Finance lease liabilities	21,983	13,469
Subordinated debentures (variable rate 9.16%) maturing October 2025	12,000	12,000
Leveraged loans for NMTC (fixed rates of 1.00% to 1.43%) maturing December 2046 to June 2060	143,745	143,187
Other (1)	85,633	89,588
Total other borrowings	$746,869	$743,003
(1)Includes overnight borrowings to collateralize certain derivative positions totaling $84.4 million at March 31, 2023 and $88.0 million at December 31, 2022.
Contractual maturities of other borrowings at March 31, 2023 were as follows:

(dollars in thousands)
Due in 2023	$86,291
Due in 2024	177,609
Due in 2025	14,696
Due in 2026	151,529
Due in 2027	1,587
Thereafter	292,059
Unamortized debt issuance costs and other basis adjustments	23,098
Total	$746,869
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
The following table summarizes the terms of our outstanding junior subordinated debentures at March 31, 2023:

(dollars in thousands)				Rate at March 31, 2023
Name of Trust	Issuance Date	Issuance Amount	Rate		Maturity Date
Bridgeview Statutory Trust I	July 2001	$15,464	3-month LIBOR plus 3.58%	8.41%	July 31, 2031
Bridgeview Capital Trust II	December 2002	15,464	3-month LIBOR plus 3.35%	8.18%	January 7, 2033
First Midwest Capital Trust I	November 2003	37,825	6.95% fixed	6.95%	December 1, 2033
St. Joseph Capital Trust II	March 2005	5,155	3-month LIBOR plus 1.75%	6.66%	March 17, 2035
Northern States Statutory Trust I	September 2005	10,310	3-month LIBOR plus 1.80%	6.67%	September 15, 2035
Anchor Capital Trust III	August 2005	5,000	3-month LIBOR plus 1.55%	6.71%	September 30, 2035
Great Lakes Statutory Trust II	December 2005	6,186	3-month LIBOR plus 1.40%	6.27%	December 15, 2035
Home Federal Statutory Trust I	September 2006	15,464	3-month LIBOR plus 1.65%	6.52%	September 15, 2036
Monroe Bancorp Capital Trust I	July 2006	3,093	3-month LIBOR plus 1.60%	6.43%	October 7, 2036
Tower Capital Trust 3	December 2006	9,279	3-month LIBOR plus 1.69%	6.65%	March 1, 2037
Monroe Bancorp Statutory Trust II	March 2007	5,155	3-month LIBOR plus 1.60%	6.47%	June 15, 2037
Great Lakes Statutory Trust III	June 2007	8,248	3-month LIBOR plus 1.70%	6.57%	September 15, 2037
Total		$136,643

Subordinated Debentures
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
Finance Lease Liabilities
Old National has long-term finance lease liabilities for certain banking centers and equipment totaling $22.0 million at March 31, 2023.  See Note 7 to the consolidated financial statements for a maturity analysis of the Company’s finance lease liabilities.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes within each classification of AOCI, net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sale Debt Securities	Unrealized Gains and Losses on Held-to- Maturity Securities	Gains and Losses on Hedges	Defined Benefit Pension Plans	Total
Three Months Ended March 31, 2023
Balance at beginning of period	$(642,346)	$(112,664)	$(31,549)	$137	$(786,422)
Other comprehensive income (loss) before reclassifications	27,219	1,325	35,985	—	64,529
Amounts reclassified from AOCI to income (1)	3,867	4,373	5,436	(141)	13,535
Balance at end of period	$(611,260)	$(106,966)	$9,872	$(4)	$(708,358)

Three Months Ended March 31, 2022
Balance at beginning of period	$(2,950)	$—	$543	$32	$(2,375)
Other comprehensive income (loss) before reclassifications	(311,153)	(16,963)	(7,170)	—	(335,286)
Amounts reclassified from AOCI to income (1)	(261)	236	(505)	(8)	(538)
Balance at end of period	$(314,364)	$(16,727)	$(7,132)	$24	$(338,199)
(1)See table below for details about reclassifications to income.
The following table summarizes the significant amounts reclassified out of each component of AOCI for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement of Income
Unrealized gains and losses on available-for-sale securities	$(5,216)	$342	Debt securities gains (losses), net
	1,349	(81)	Income tax (expense) benefit
	$(3,867)	$261	Net income (loss)
Unrealized gains and losses on held-to-maturity securities	$(5,829)	$(310)	Interest income (expense)
	1,456	74	Income tax (expense) benefit
	$(4,373)	$(236)	Net income (loss)
Gains and losses on hedges Interest rate contracts	$(7,292)	$669	Interest income (expense)
	1,856	(164)	Income tax (expense) benefit
	$(5,436)	$505	Net income (loss)
Amortization of defined benefit pension items
Actuarial gains (losses)	$188	$11	Salaries and employee benefits
	(47)	(3)	Income tax (expense) benefit
	$141	$8	Net income (loss)

Total reclassifications for the period	$(13,535)	$538	Net income (loss)

NOTE 14 – INCOME TAXES
Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statements of income:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Provision at statutory rate of 21%	$39,484	$(7,623)
Tax-exempt income:
Tax-exempt interest	(4,486)	(2,992)
Section 291/265 interest disallowance	386	28
Company-owned life insurance income	(627)	(718)
Tax-exempt income	(4,727)	(3,682)
State income taxes	8,142	(3,327)
Interim period effective rate adjustment	(1,717)	7,040
Tax credit investments - federal	(2,526)	(1,270)
Officer compensation limitation	1,040	—
Other, net	1,725	148
Income tax expense (benefit)	$41,421	$(8,714)
Effective tax rate	22.0%	24.0%
The provision for income taxes was recorded at March 31, 2023 and 2022 based on the current estimate of the effective annual rate.
The lower effective tax rate during the three months ended March 31, 2023 compared to the same period in 2022 was primarily the result of higher tax-exempt income and tax credits and a decrease in non-deductible merger-related expenses. These benefits were partially offset by increases in non-deductible officer compensation and non-deductible FDIC premiums.
Net Deferred Tax Assets
Net deferred tax assets are included in other assets on the balance sheet. At March 31, 2023, net deferred tax assets totaled $391.4 million, compared to $435.8 million at December 31, 2022. The decrease in net deferred tax assets was driven by $27.4 million of payouts on benefit plans, such as bonus compensation, and a $13.2 million reduction in deferred taxes on the market valuation of certain investments.
The Company’s retained earnings at March 31, 2023 included an appropriation for acquired thrifts’ tax bad debt allowances totaling $58.6 million for which no provision for federal or state income taxes has been made.  If in the future, this portion of retained earnings were distributed as a result of the liquidation of the Company or its subsidiaries, federal and state income taxes would be imposed at the then applicable rates.
No valuation allowance was recorded at March 31, 2023 or December 31, 2022 because, based on current expectations, Old National believes it will generate sufficient income in future years to realize deferred tax assets.  Old National has federal net operating loss carryforwards totaling $77.1 million at March 31, 2023 and $81.5 million at December 31, 2022.  This federal net operating loss was acquired from the acquisition of Anchor BanCorp Wisconsin Inc. in 2016 and First Midwest in 2022.  If not used, the federal net operating loss carryforwards will begin expiring in 2030 and later.  Old National has recorded state net operating loss carryforwards totaling $121.4 million at March 31, 2023 and $124.4 million at December 31, 2022.  If not used, the state net operating loss carryforwards will expire from 2027 to 2036.
The federal and recorded state net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code section 382.  Old National believes that all of the federal and recorded state net operating loss carryforwards will be used prior to expiration.

NOTE 15 – DERIVATIVE FINANCIAL INSTRUMENTS
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
Cash Flow Hedges
Interest rate swaps of certain borrowings were designated as cash flow hedges totaling $150.0 million notional amount at both March 31, 2023 and December 31, 2022. Interest rate collars and floors related to variable-rate commercial loan pools were designated as cash flow hedges totaling $1.9 billion notional amount at both March 31, 2023 and December 31, 2022. The hedges were determined to be effective during all periods presented and we expect them to remain effective during the remaining terms.
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
Fair Value Hedges
Interest rate swaps of certain borrowings were designated as fair value hedges totaling $200.0 million notional amount at March 31, 2023 and $300.0 million notional amount at December 31, 2022. Interest rate swaps of certain available-for-sale investment securities were designated as fair value hedges totaling $910.0 million notional amount at both March 31, 2023 and December 31, 2022. The hedges were determined to be effective during all periods presented and we expect them to remain effective during the remaining terms.

The following table summarizes Old National’s derivatives designated as hedges:

	March 31, 2023			December 31, 2022
		Fair Value			Fair Value
(dollars in thousands)	Notional	Assets (1)	Liabilities (2)	Notional	Assets (1)	Liabilities (2)
Cash flow hedges
Interest rate collars and floors on loan pools	$1,900,000	$17,328	$38,276	$1,900,000	$11,764	$47,859
Interest rate swaps on borrowings (3)	150,000	—	—	150,000	—	—
Fair value hedges
Interest rate swaps on investment securities (3)	909,957	—	4,833	909,957	—	—
Interest rate swaps on borrowings (3)	200,000	—	—	300,000	—	—
Total		$17,328	$43,109		$11,764	$47,859

(1)Derivative assets are included in other assets on the balance sheet.
(2)Derivative liabilities are included in other liabilities on the balance sheet.
(3)The fair values of certain counterparty interest rate swaps are zero due to the settlement of centrally cleared variation margin rules.
The effect of derivative instruments in fair value hedging relationships on the consolidated statements of income were as follows:

(dollars in thousands)					Gain (Loss) Recognized in Income on Related Hedged Items
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Hedged Items in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in in Income on Related Hedged Item
Three Months Ended March 31, 2023
Interest rate contracts	Interest income/(expense)	$2,153	Fixed-rate debt	Interest income/(expense)	$(2,218)
Interest rate contracts	Interest income/(expense)	(63,115)	Fixed-rate investment securities	Interest income/(expense)	63,251
Total		$(60,962)			$61,033

Three Months Ended March 31, 2022
Interest rate contracts	Interest income/(expense)	$(4,833)	Fixed-rate debt	Interest income/(expense)	$4,956
Interest rate contracts	Interest income/(expense)	57,654	Fixed-rate investment securities	Interest income/(expense)	(58,029)
Total		$52,821			$(53,073)

The effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income were as follows:

		Three Months Ended March 31,		Three Months Ended March 31,
(dollars in thousands)		2023	2022	2023	2022
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	Interest income/(expense)	$6,603	$(9,506)	$(7,637)	$669
Amounts reported in AOCI related to cash flow hedges will be reclassified to interest income or interest expense as interest payments are received or paid on Old National’s derivative instruments.  During the next 12 months, we estimate that $4.4 million will be reclassified to interest income and $23.1 million will be reclassified to interest expense.

Derivatives Not Designated as Hedges
Commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives.  These derivative contracts do not qualify for hedge accounting.  At March 31, 2023, the notional amounts of the interest rate lock commitments were $38.9 million and forward commitments were $45.0 million.  At December 31, 2022, the notional amounts of the interest rate lock commitments were $21.4 million and forward commitments were $30.3 million.  It is our practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans.
Old National also enters into derivative instruments for the benefit of its clients.  The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $5.6 billion at March 31, 2023 and $5.2 billion at December 31, 2022.  These derivative contracts do not qualify for hedge accounting.  These instruments include interest rate swaps, caps, and collars.  Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of clients by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.
Old National enters into derivative financial instruments as part of its foreign currency risk management strategies.  These derivative instruments consist of foreign currency forward contracts to accommodate the business needs of its clients.  Old National does not designate these foreign currency forward contracts for hedge accounting treatment.
The following table summarizes Old National’s derivatives not designated as hedges:

	March 31, 2023			December 31, 2022
		Fair Value			Fair Value
(dollars in thousands)	Notional	Assets (1)	Liabilities (2)	Notional	Assets (1)	Liabilities (2)
Interest rate lock commitments	$38,945	$380	$—	$21,401	$93	$—
Forward mortgage loan contracts	45,047	—	148	30,330	32	—
Customer interest rate swaps	5,575,403	19,470	257,902	5,220,363	5,676	326,924
Counterparty interest rate swaps (3)	5,575,403	128,487	19,610	5,220,363	151,111	5,711
Customer foreign currency forward contracts	14,165	382	21	8,341	253	42
Counterparty foreign currency forward contracts	14,143	22	205	8,297	72	168
Total		$148,741	$277,886		$157,237	$332,845

(1)Derivative assets are included in other assets on the balance sheet.
(2)Derivative liabilities are included in other liabilities on the balance sheet.
(3)The fair values of certain counterparty interest rate swaps are zero due to the settlement of centrally cleared variation margin rules.
The effect of derivatives not designated as hedging instruments on the consolidated statements of income were as follows:

		Three Months Ended March 31,
(dollars in thousands)		2023	2022
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Other income/(expense)	$(138)	$501
Mortgage contracts	Mortgage banking revenue	107	130
Foreign currency contracts	Other income/(expense)	(1)	(28)
Total		$(32)	$603

(1)Includes the valuation differences between the customer and offsetting swaps.

NOTE 16 – COMMITMENTS, CONTINGENCIES, AND FINANCIAL GUARANTEES
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
The following table summarizes Old National Bank’s unfunded loan commitments and standby letters of credit:

(dollars in thousands)	March 31, 2023	December 31, 2022
Unfunded loan commitments	$9,386,866	$8,979,334
Standby letters of credit (1)	181,476	174,070
(1)Notional amount, which represents the maximum amount of future funding requirements. The carrying value was $0.9 million at March 31, 2023 and $0.8 million at December 31, 2022.
At March 31, 2023, approximately 6% of the unfunded loan commitments had fixed rates, with the remainder having floating rates ranging from 0% to 22%.  The allowance for unfunded loan commitments totaled $34.2 million at March 31, 2023 and $32.2 million at December 31, 2022.
Old National is a party in risk participation transactions of interest rate swaps, which had total notional amounts of $381.8 million at March 31, 2023 and $398.9 million at December 31, 2022.
Visa Class B Restricted Shares
In 2008, Old National received Visa Class B restricted shares as part of Visa’s initial public offering.  These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares.  This conversion will not occur until the final settlement of certain litigation for which Visa is indemnified by the holders of Visa’s Class B shares, including Old National.  Visa funded an escrow account from its initial public offering to settle these litigation claims.  Increases in litigation claims requiring Visa to fund the escrow account due to insufficient funds will result in a reduction of the conversion ratio of each Visa Class B share to unrestricted Class A shares.  As of March 31, 2023, the conversion ratio was 1.5991.  Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation, the 65,466 Class B shares that Old National owns at March 31, 2023 are carried at a zero cost basis and are included in other assets with our equity securities that have no readily determinable fair value.

NOTE 17 – FAIR VALUE
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

Recurring Basis
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at March 31, 2023 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$72,158	$72,158	$—	$—
Investment securities available-for-sale:
U.S. Treasury	221,872	221,872	—	—
U.S. government-sponsored entities and agencies	1,193,691	—	1,193,691	—
Mortgage-backed securities - Agency	4,308,775	—	4,308,775	—
States and political subdivisions	621,487	—	621,487	—
Pooled trust preferred securities	10,849	—	10,849	—
Other securities	330,392	—	330,392	—
Residential loans held for sale	10,584	—	10,584	—
Derivative assets	166,069	—	166,069	—
Financial Liabilities
Derivative liabilities	320,995	—	320,995	—

		Fair Value Measurements at December 31, 2022 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$52,507	$52,507	$—	$—
Investment securities available-for-sale:
U.S. Treasury	200,927	200,927	—	—
U.S. government-sponsored entities and agencies	1,175,080	—	1,175,080	—
Mortgage-backed securities - Agency	4,369,902	—	4,369,902	—
States and political subdivisions	663,852	—	663,852	—
Pooled trust preferred securities	10,811	—	10,811	—
Other securities	353,140	—	353,140	—
Residential loans held for sale	11,926	—	11,926	—
Derivative assets	169,001	—	169,001	—
Financial Liabilities
Derivative liabilities	380,704	—	380,704	—

Non-Recurring Basis
Assets measured at fair value at March 31, 2023 on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2023 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Loans:
Commercial loans	$16,686	$—	$—	$16,686
Commercial real estate loans	43,924	—	—	43,924
Foreclosed Assets:
Commercial	240	—	—	240
Residential	511	—	—	511
Commercial and commercial real estate loans that are deemed collateral dependent are valued using the discounted cash flows.  The liquidation amounts are based on the fair value of the underlying collateral using the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral.  These commercial and commercial real estate loans had a principal amount of $85.4 million, with a valuation allowance of $24.8 million at March 31, 2023.  Old National recorded provision expense associated with these loans totaling $11.9 million for the three months ended March 31, 2023.  Old National recorded provision expense associated with commercial and commercial real estate loans that were deemed collateral dependent totaling $15.8 million for the three months ended March 31, 2022.
Other real estate owned and other repossessed property is measured at fair value less costs to sell on a non-recurring basis and had a net carrying amount of $0.8 million at March 31, 2023. There were $27 thousand of write-downs on other real estate owned for the three months ended March 31, 2023 and $0.2 million for the three months ended March 31, 2022.
Loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount.  If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value.  Fair value is determined at a tranche level, based on market prices for comparable mortgage servicing contracts when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model utilizes a discount rate, weighted average prepayment speed, and other economic factors that market participants would use in estimating future net servicing income and that can be validated against available market data (Level 2).  There was no valuation allowance for loan servicing rights with impairments at March 31, 2023 and no impairments or recoveries recorded during the three months ended March 31, 2023. Old National recorded recoveries associated with these loan servicing rights totaling $45 thousand during the three months ended March 31, 2022.
Assets measured at fair value at December 31, 2022 on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2022 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Loans:
Commercial loans	$22,562	$—	$—	$22,562
Commercial real estate loans	48,026	—	—	48,026
At December 31, 2022, commercial and commercial real estate loans that are deemed collateral dependent had a principal amount of $92.0 million, with a valuation allowance of $21.5 million.

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
March 31, 2023
Collateral Dependent Loans
Commercial loans	$16,686	Discounted	Discount for type of property,	10% - 40% (33%)
		cash flow	age of appraisal, and current status
Commercial real estate loans	43,924	Discounted	Discount for type of property,	0% - 30% (14%)
		cash flow	age of appraisal, and current status
Foreclosed Assets
Commercial real estate (2)	240	Fair value of	Discount for type of property,	—%
		collateral	age of appraisal, and current status
Residential (2)	511	Fair value of	Discount for type of property,	5%
		collateral	age of appraisal, and current status
December 31, 2022
Collateral Dependent Loans
Commercial loans	$22,562	Discounted	Discount for type of property,	10% - 47% (28%)
		cash flow	age of appraisal, and current status
Commercial real estate loans	48,026	Discounted	Discount for type of property,	1% - 26% (11%)
		cash flow	age of appraisal, and current status
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)There were no writedowns on foreclosed commercial real estate and only one residential real estate property written down during the three months ended March 31, 2023, so no range or weighted average is reported.
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
Residential Loans Held For Sale
Old National has elected the fair value option for residential loans held for sale.  For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status).  None of these loans are 90 days or more past due, nor are any on nonaccrual status.  Included in the income statement is interest income for loans held for sale totaling $0.2 million for the three months ended March 31, 2023, compared to $0.5 million for the three months ended March 31, 2022.
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
The difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was as follows:

(dollars in thousands)	Aggregate Fair Value	Difference	Contractual Principal
March 31, 2023
Residential loans held for sale	$10,584	$165	$10,419
December 31, 2022
Residential loans held for sale	$11,926	$221	$11,705
Accrued interest at period end is included in the fair value of the instruments.

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value:

(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Three Months Ended March 31, 2023
Residential loans held for sale	$(53)	$—	$(3)	$(56)

Three Months Ended March 31, 2022
Residential loans held for sale	$(1,343)	$—	$(3)	$(1,346)
Financial Instruments Not Carried at Fair Value
The carrying amounts and estimated exit price fair values of financial instruments not carried at fair value were as follows:

		Fair Value Measurements at March 31, 2023 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$1,113,935	$1,113,935	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	820,849	—	663,623	—
Mortgage-backed securities - Agency	1,086,905	—	973,486	—
State and political subdivisions	1,163,436	—	1,026,265	—
Loans, net:
Commercial	9,624,779	—	—	9,477,212
Commercial real estate	12,772,044	—	—	12,477,217
Residential real estate	6,548,459	—	—	5,760,254
Consumer credit	2,578,381	—	—	2,481,269
Accrued interest receivable	188,988	1,046	43,858	144,084

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$10,995,083	$10,995,083	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	19,801,014	19,801,014	—	—
Time deposits	4,121,695	—	4,066,499	—
Federal funds purchased and interbank borrowings	618,955	618,955	—	—
Securities sold under agreements to repurchase	393,018	393,018	—	—
FHLB advances	4,981,612	—	4,764,172	—
Other borrowings	746,869	—	717,801	—
Accrued interest payable	28,792	—	28,792	—
Standby letters of credit	846	—	—	846

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$3,649

		Fair Value Measurements at December 31, 2022 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$728,412	$728,412	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	819,168	—	656,358	—
Mortgage-backed securities - Agency	1,106,817	—	982,963	—
State and political subdivisions	1,163,162	—	1,004,361	—
Loans, net:
Commercial	9,386,862	—	—	9,066,583
Commercial real estate	12,317,825	—	—	11,867,851
Residential real estate	6,438,525	—	—	5,372,491
Consumer credit	2,676,758	—	—	2,557,115
Accrued interest receivable	190,521	758	52,081	137,682

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$11,930,798	$11,930,798	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	20,056,252	20,056,252	—	—
Time deposits	3,013,780	—	2,976,389	—
Federal funds purchased and interbank borrowings	581,489	581,489	—	—
Securities sold under agreements to repurchase	432,804	432,804	—	—
FHLB advances	3,829,018	—	3,739,780	—
Other borrowings	743,003	—	703,156	—
Accrued interest payable	19,547	—	19,547	—
Standby letters of credit	755	—	—	755

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$3,666
The methods utilized to measure the fair value of financial instruments at March 31, 2023 and December 31, 2022 represent an approximation of exit price, however, an actual exit price may differ.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is an analysis of our results of operations for the three months ended March 31, 2023 and 2022, and financial condition as of March 31, 2023, compared to December 31, 2022.  This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes, as well as our 2022 Annual Report on Form 10-K.
FORWARD-LOOKING STATEMENTS
This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in our future filings with the SEC, in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact and constitute forward‐looking statements within the meaning of the Act. These statements include, but are not limited to, descriptions of Old National’s financial condition, results of operations, asset and credit quality trends, profitability and business plans or opportunities. Forward-looking statements can be identified by the use of the words “anticipate,” “believe,” “contemplate,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “should,” and “will,” and other words of similar meaning. These forward-looking statements express management’s current expectations or forecasts of future events and, by their nature, are subject to risks and uncertainties. There are a number of factors that could cause actual results or outcomes to differ materially from those in such statements. Factors that might cause such a difference include, but are not limited to: the continued effects of the COVID-19 pandemic and related variants and mutations, including the continued effects on our business, operations, and employees as well as the businesses of our customers; competition; government legislation, regulations and policies; the ability of Old National to execute its business plan, including the completion of the integration related to the merger between Old National and First Midwest, and the achievement of the synergies and other benefits from the merger; unanticipated changes in our liquidity position, including but not limited to changes in our access to sources of liquidity and capital to address our liquidity needs; changes in economic conditions which could materially impact credit quality trends and the ability to generate loans and gather deposits; inflation and governmental responses to inflation, including increasing interest rates; market, economic, operational, liquidity, credit, and interest rate risks associated with our business; our ability to successfully manage our credit risk and the sufficiency of our allowance for credit losses; uncertainty about the discontinued use of LIBOR and the transition to an alternative rate; failure or circumvention of our internal controls; operational risks or risk management failures by us or critical third parties, including without limitation with respect to data processing, information systems, cybersecurity, technological changes, vendor issues, business interruption, and fraud risks; significant changes in accounting, tax or regulatory practices or requirements; new legal obligations or liabilities or unfavorable resolutions of litigation; disruptive technologies in payment systems and other services traditionally provided by banks; failure or disruption of our information systems; computer hacking and other cybersecurity threats; the effects of climate change on Old National and its customers, borrowers, or service providers; political and economic uncertainty and instability; other matters discussed in this report; and other factors identified in filings with the SEC. These forward-looking statements are made only as of the date of this report and are not guarantees of future results or performance.
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
Investors should consider these risks, uncertainties, and other factors in addition to the factors under the heading “Risk Factors” included our other filings with the SEC.

FINANCIAL HIGHLIGHTS
The following table sets forth certain financial highlights of Old National for the previous five quarters:

	Three Months Ended
(dollars and shares in thousands, except per share data)	March 31,	December 31,	September 30,	June 30,	March 31,
	2023	2022	2022	2022	2022
Income Statement:
Net interest income	$381,488	$391,090	$376,589	$337,472	$222,785
Taxable equivalent adjustment (1) (4)	5,666	5,378	4,950	4,314	3,772
Net interest income - taxable equivalent basis (4)	387,154	396,468	381,539	341,786	226,557
Provision for credit losses (2)	13,437	11,408	15,490	9,165	108,736
Noninterest income	70,681	165,037	80,385	89,117	65,240
Noninterest expense (2)	250,711	282,675	262,444	277,475	215,589
Net income (loss) available to common shareholders	$142,566	$196,701	$136,119	$110,952	$(29,603)
Per Common Share Data:
Weighted average diluted common shares	292,756	293,131	292,483	291,881	227,002
Net income (loss) (diluted)	$0.49	$0.67	$0.47	$0.38	$(0.13)
Cash dividends	0.14	0.14	0.14	$0.14	$0.14
Common dividend payout ratio (3)	29%	21%	30%	37%	(108)%
Book value	$17.24	$16.68	$16.05	$16.51	$17.03
Stock price	14.42	17.98	16.47	14.79	16.38
Tangible common book value (4)	9.98	9.42	8.75	9.23	9.71
Performance Ratios:
Return on average assets	1.25%	1.74%	1.22%	1.01%	(0.31)%
Return on average common equity	11.58	16.77	11.13	9.08	(2.89)
Return on tangible common equity (4)	20.20	29.25	22.07	17.21	(3.61)
Return on average tangible common equity (4)	21.03	31.53	20.49	16.93	(4.03)
Net interest margin (4)	3.69	3.85	3.71	3.33	2.88
Efficiency ratio (4)	52.81	49.12	55.26	62.72	72.32
Efficiency ratio (prior presentation) (5)	N/A	N/A	56.17	62.70	76.15
Net charge-offs (recoveries) to average loans	0.21	0.05	0.10	0.02	0.05
Allowance for credit losses on loans to ending loans	0.94	0.98	0.99	0.97	0.99
Allowance for credit losses (6) to ending loans	1.05	1.08	1.08	1.05	1.07
Non-performing loans to ending loans	0.74	0.81	0.81	0.78	0.88
Balance Sheet:
Total loans	$31,822,374	$31,123,641	$30,528,933	$29,553,648	$28,336,244
Total assets	47,842,644	46,763,372	46,215,526	45,748,355	45,834,648
Total deposits	34,917,792	35,000,830	36,053,663	35,538,975	35,607,390
Total borrowed funds	6,740,454	5,586,314	4,264,750	4,384,411	4,347,560
Total shareholders' equity	5,277,426	5,128,595	4,943,383	5,078,783	5,232,114
Capital Ratios:
Risk-based capital ratios:
Tier 1 common equity	9.98%	10.03%	9.88%	9.90%	10.04%
Tier 1	10.64	10.71	10.58	10.63	10.79
Total	11.96	12.02	11.84	12.03	12.19
Leverage ratio (to average assets)	8.53	8.52	8.26	8.19	10.58
Total equity to assets (averages)	11.00	10.70	11.18	11.22	12.03
Tangible common equity to tangible assets (4)	6.37	6.18	5.82	6.20	6.51
Nonfinancial Data:
Full-time equivalent employees	4,023	3,967	4,008	4,196	4,333
Banking centers	256	263	263	266	267
(1)Calculated using the federal statutory tax rate in effect of 21% for all periods.
(2)Provision for unfunded loan commitments is included in the provision for credit losses. The reclassification of the provision for unfunded loan commitments out of other expense as a component of noninterest expense was made to amounts prior to December 31, 2022 to conform to the current period presentation.
(3)Cash dividends per common share divided by net income per common share (basic).
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

The following table presents GAAP to non-GAAP reconciliations for the previous five quarters:

	Three Months Ended
(dollars and shares in thousands, except per share data)	March 31,	December 31,	September 30,	June 30,	March 31,
	2023	2022	2022	2022	2022
Tangible common book value:
Shareholders' common equity	$5,033,707	$4,884,876	$4,699,664	$4,835,064	$4,988,395
Deduct: Goodwill and intangible assets	2,118,935	2,125,121	2,135,792	2,131,815	2,144,609
Tangible shareholders' common equity (1)	$2,914,772	$2,759,755	$2,563,872	$2,703,249	$2,843,786
Period end common shares	291,922	292,903	292,880	292,893	292,959
Tangible common book value (1)	9.98	9.42	8.75	9.23	9.71
Return on tangible common equity:
Net income (loss) applicable to common shares	$142,566	$196,701	$136,119	$110,952	$(29,603)
Add: Intangible amortization (net of tax) (2)	4,639	5,090	5,317	5,378	3,934
Tangible net income (loss) (1)	$147,205	$201,791	$141,436	$116,330	$(25,669)
Tangible shareholders' common equity (1) (see above)	$2,914,772	$2,759,755	$2,563,872	$2,703,249	$2,843,786
Return on tangible common equity (1)	20.20%	29.25%	22.07%	17.21%	(3.61)%
Return on average tangible common equity:
Tangible net income (loss) (1) (see above)	$147,205	$201,791	$141,436	$116,330	$(25,669)
Average shareholders' common equity	$4,922,469	$4,692,863	$4,890,434	$4,886,181	$4,101,206
Deduct: Average goodwill and intangible assets	2,122,157	2,132,480	2,129,858	2,136,964	1,550,624
Average tangible shareholders' common equity (1)	$2,800,312	$2,560,383	$2,760,576	$2,749,217	$2,550,582
Return on average tangible common equity (1)	21.03%	31.53%	20.49%	16.93%	(4.03)%
Net interest margin:
Net interest income	$381,488	$391,090	$376,589	$337,472	$222,785
Taxable equivalent adjustment	5,666	5,378	4,950	4,314	3,772
Net interest income - taxable equivalent basis (1)	$387,154	$396,468	$381,539	$341,786	$226,557
Average earning assets	$41,941,913	$41,206,695	$41,180,026	$41,003,338	$31,483,553
Net interest margin (1)	3.69%	3.85%	3.71%	3.33%	2.88%
Efficiency ratio:
Noninterest expense	$250,711	$282,675	$262,444	$277,475	$215,589
Deduct: Intangible amortization expense	6,186	6,787	7,089	7,170	4,811
Adjusted noninterest expense (1)	$244,525	$275,888	$255,355	$270,305	$210,778
Net interest income - taxable equivalent basis (1) (see above)	$387,154	$396,468	$381,539	$341,786	$226,557
Noninterest income	70,681	165,037	80,385	89,117	65,240
Deduct: Debt securities gains (losses), net	(5,216)	(173)	(172)	(85)	342
Adjusted total revenue (1)	$463,051	$561,678	$462,096	$430,988	$291,455
Efficiency ratio (1)	52.81%	49.12%	55.26%	62.72%	72.32%
Tangible common equity to tangible assets:
Tangible shareholders' equity (1) (see above)	$2,914,772	$2,759,755	$2,563,872	$2,703,249	$2,843,786
Assets	$47,842,644	$46,763,372	$46,215,526	$45,748,355	$45,834,648
Deduct: Goodwill and intangible assets	2,118,935	2,125,121	2,135,792	2,131,815	2,144,609
Tangible assets (1)	$45,723,709	$44,638,251	$44,079,734	$43,616,540	$43,690,039
Tangible common equity to tangible assets (1)	6.37%	6.18%	5.82%	6.20%	6.51%
(1)Represents a non-GAAP financial measure.
(2)Calculated using management’s estimate of the annual fully taxable equivalent rates (federal and state).

EXECUTIVE SUMMARY
Old National is the largest financial holding company headquartered in the state of Indiana and the sixth largest Midwestern bank by asset size with consolidated assets of $48 billion at March 31, 2023.  The Company’s corporate headquarters and principal executive office is located in Evansville, Indiana with commercial and consumer banking operations headquartered in Chicago, Illinois. Old National, through Old National Bank, provides a wide range of banking services throughout the Midwest region, including commercial and consumer loan and depository services, and other traditional banking services.  Old National also provides services to supplement its traditional banking business including fiduciary and wealth management services, investment and brokerage services, investment consulting, and other financial services.
Net income applicable to common shareholders for the first quarter of 2023 was $142.6 million, or $0.49 per diluted common share, compared to $196.7 million, or $0.67 per diluted common share, for the fourth quarter of 2022 and $29.6 million net loss, or $(0.13) per diluted common share, for the first quarter of 2022.
Results for the three months ended March 31, 2023 were impacted by $14.6 million of merger-related charges, compared to $20.3 million and $52.3 million for the fourth and first quarters of 2022, respectively. The first quarter of 2022 merger-related charges included $11.0 million attributable to the provision for credit losses on unfunded loan commitments. In addition, the first quarter of 2022 provision expense included $96.3 million of provision for credit losses to establish an allowance for credit losses on non-PCD loans acquired in the First Midwest merger. The first quarter of 2023 was also impacted by $1.3 million of property optimization expenses and $5.2 million in debt securities losses. Property optimization costs for the fourth quarter of 2022 were $26.8 million.
We achieved strong results during the first quarter of 2023, including stable total deposits, ample liquidity, strong credit quality, disciplined expense management, and loan growth.
Deposits:  Period-end total deposits were stable at $34.9 billion, including normal seasonal patterns in public funds compared to December 31, 2022.
Loans:  Our loan balances, excluding loans held for sale, increased $698.7 million to $31.8 billion at March 31, 2023 compared to December 31, 2022.  This was primarily driven by disciplined commercial loan growth.
Net Interest Income: Net interest income decreased $9.6 million to $381.5 million compared to the fourth quarter of 2022 driven by loan growth and the higher rate environment, which were more than offset by higher funding costs, fewer days in the quarter, and lower accretion income on loans.
Noninterest Income:  Noninterest income decreased $94.4 million to $70.7 million compared to the fourth quarter of 2022 reflecting $5.2 million of net debt securities losses in the first quarter of 2023 and a $90.7 million gain on the sale of health savings accounts in the fourth quarter of 2022. The remaining change was impacted by higher capital markets income as well as wealth management and investment product fees, partially offset by lower service charges on deposit accounts and debit card and ATM fees. In addition, mortgage banking revenue continues to be impacted by the higher rate environment and lower gain on sale margins.
Noninterest Expense:  Noninterest expense decreased $32.0 million compared to the fourth quarter of 2022 primarily due to lower merger-related and property optimization expenses, lower salary and employee benefits and tax credit amortization, partly offset by higher FDIC assessment and technology expenses. Noninterest expense included $14.6 million of merger-related expenses and $1.3 million of property optimization expenses, compared to $20.3 million and $26.8 million, respectively, in the fourth quarter of 2022.

RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National:

	Three Months Ended March 31,		%
(dollars in thousands, except per share data)	2023	2022	Change
Income Statement Summary:
Net interest income	$381,488	$222,785	71.2%
Provision for credit losses	13,437	108,736	(87.6)
Noninterest income	70,681	65,240	8.3
Noninterest expense	250,711	215,589	16.3
Net income (loss) applicable to common shareholders	142,566	(29,603)	(581.6)
Net income (loss) per common share - diluted	0.49	(0.13)	(476.9)
Other Data:
Return on average common equity	11.58%	(2.89)%
Return on tangible common equity (1)	20.20	(3.61)
Return on average tangible common equity (1)	21.03	(4.03)
Efficiency ratio (1)	52.81	72.32
Efficiency ratio (prior presentation) (2)	N/A	76.15
Tier 1 leverage ratio	8.53	10.58
Net charge-offs (recoveries) to average loans	0.21	0.05
(1)Represents a non-GAAP financial measure.  Refer to “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.
(2)Presented as calculated prior to December 31, 2022, which included the provision for unfunded loan commitments in noninterest expense. Management believes that removing the provision for unfunded loan commitments from this metric enhances comparability for peer comparison purposes.
Net Interest Income
Net interest income is the most significant component of our earnings, comprising 84% of revenues for the three months ended March 31, 2023.  Net interest income and net interest margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations.  Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of interest-earning assets and interest-bearing liabilities.
Interest rates increased during the first quarter of 2023. The Federal Reserve’s Federal Funds Rate is currently in a target range of 4.75% to 5.00%, with the Effective Federal Funds Rate at 4.83% at March 31, 2023. Management actively takes balance sheet restructuring, derivative, and deposit pricing actions to help mitigate interest rate risk. See the section of this Item 7 titled “Market Risk” for additional information regarding this risk.
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
Net interest income is the excess of interest received from interest-earning assets over interest paid on interest-bearing liabilities.  For analytical purposes, net interest income is presented in the table that follows, adjusted to a taxable equivalent basis to reflect what our tax-exempt assets would need to yield in order to achieve the same after-tax yield as a taxable asset.  We used the current federal statutory tax rate in effect of 21% for all periods.  This analysis portrays the income tax benefits related to tax-exempt assets and helps to facilitate a comparison between taxable and tax-exempt assets.  Management believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully taxable equivalent basis and that it may enhance comparability for peer comparison purposes for both management and investors.

The following tables present the average balance sheet for each major asset and liability category, its related interest income and yield, or its expense and rate.

(Tax equivalent basis, dollars in thousands)	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
Earning Assets	Average Balance	Income (1)/ Expense	Yield/ Rate	Average Balance	Income (1)/ Expense	Yield/ Rate
Money market and other interest-earning investments	$497,953	$3,098	2.52%	$1,336,404	$308	0.09%
Investment securities:
Treasury and government sponsored agencies	2,197,426	16,531	3.01%	2,195,470	8,219	1.50%
Mortgage-backed securities	5,429,200	35,090	2.59%	4,869,038	24,377	2.00%
States and political subdivisions	1,808,316	14,690	3.25%	1,738,652	13,637	3.14%
Other securities	738,139	8,604	4.66%	605,552	4,144	2.74%
Total investment securities	10,173,081	74,915	2.95%	9,408,712	50,377	2.14%
Loans: (2)
Commercial	9,457,089	147,620	6.24%	5,893,907	55,283	3.75%
Commercial real estate	12,654,366	179,475	5.67%	8,749,162	77,408	3.54%
Residential real estate loans	6,523,074	58,099	3.56%	3,990,716	33,986	3.41%
Consumer	2,636,350	38,108	5.86%	2,104,652	21,915	4.22%
Total loans	31,270,879	423,302	5.42%	20,738,437	188,592	3.64%
Total earning assets	41,941,913	$501,315	4.79%	31,483,553	$239,277	3.04%
Deduct: Allowance for credit losses on loans	(304,393)			(168,175)
Non-Earning Assets
Cash and due from banks	437,872			268,836
Other assets	4,907,115			3,480,640
Total assets	$46,982,507			$35,064,854

Interest-Bearing Liabilities
Checking and NOW	$7,988,579	$19,359	0.98%	$6,784,653	$596	0.04%
Savings	6,183,409	2,230	0.15%	5,302,015	589	0.05%
Money market	5,641,288	20,010	1.44%	3,778,682	691	0.07%
Time deposits	3,558,400	20,994	2.39%	1,745,153	1,318	0.31%
Total interest-bearing deposits	23,371,676	62,593	1.09%	17,610,503	3,194	0.07%
Federal funds purchased and interbank borrowings	419,291	4,839	4.68%	1,113	—	0.01%
Securities sold under agreements to repurchase	412,819	779	0.77%	449,939	96	0.09%
FHLB advances	4,273,343	37,996	3.61%	2,589,984	5,963	0.93%
Other borrowings	781,221	7,954	4.13%	432,434	3,467	3.21%
Total borrowed funds	5,886,674	51,568	3.55%	3,473,470	9,526	1.11%
Total interest-bearing liabilities	$29,258,350	$114,161	1.58%	$21,083,973	$12,720	0.24%

Noninterest-Bearing Liabilities and Shareholders' Equity
Demand deposits	$11,526,267			$9,294,876
Other liabilities	1,031,702			467,589
Shareholders' equity	5,166,188			4,218,416
Total liabilities and shareholders' equity	$46,982,507			$35,064,854

Net interest income - taxable equivalent basis		$387,154	3.69%		$226,557	2.88%
Taxable equivalent adjustment		(5,666)			(3,772)
Net interest income (GAAP)		$381,488	3.64%		$222,785	2.83%
(1)Interest income is reflected on a fully taxable equivalent basis.
(2)Includes loans held for sale.

The following table presents the dollar amount of changes in taxable equivalent net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid.

	From Three Months Ended March 31, 2022 to Three Months Ended March 31, 2023
	Total Change (1)	Attributed to
(dollars in thousands)		Volume	Rate
Interest Income
Money market and other interest-earning investments	$2,790	$(2,762)	$5,552
Investment securities (2)	24,538	4,861	19,677
Loans (2)	234,710	119,213	115,497
Total interest income	262,038	121,312	140,726
Interest Expense
Checking and NOW deposits	18,763	1,426	17,337
Savings deposits	1,641	199	1,442
Money market deposits	19,319	3,382	15,937
Time deposits	19,676	5,987	13,689
Federal funds purchased and interbank borrowings	4,839	2,418	2,421
Securities sold under agreements to repurchase	683	(45)	728
FHLB advances	32,033	9,330	22,703
Other borrowings	4,487	3,146	1,341
Total interest expense	101,441	25,843	75,598
Net interest income	$160,597	$95,469	$65,128
(1)The variance not solely due to rate or volume is allocated equally between the rate and volume variances.
(2)Interest on investment securities and loans includes the effect of taxable equivalent adjustments of $3.0 million and $2.7 million, respectively, during the three months ended March 31, 2023 using the federal statutory rate in effect of 21%.
The increase in net interest income for the three months ended March 31, 2023 when compared to the same period in 2022 was primarily due to higher rates and loan growth. Partially offsetting these increases were higher costs of average interest-bearing liabilities and higher average interest-bearing liabilities. Accretion income associated with acquired loans and borrowings totaled $7.9 million three months ended March 31, 2023, compared to $15.9 million three months ended March 31, 2022.
The increase in the net interest margin on a fully taxable equivalent basis for the three months ended March 31, 2023 when compared to the same period in 2022 was primarily due to higher yields on interest earning assets, partially offset by higher costs of interest-bearing liabilities. The yield on interest earning assets increased 175 basis points and the cost of interest-bearing liabilities increased 134 basis points in the quarterly year-over-year comparison.  Accretion income represented 8 basis points of the net interest margin in the three months ended March 31, 2023, compared to 20 basis points in the three months ended March 31, 2022.
Average earning assets were $41.9 billion and $31.5 billion for the three months ended March 31, 2023 and 2022, respectively, an increase of $10.5 billion, or 33%. The increase in average earning assets was primarily due to the merger with First Midwest and strong loan growth.
Average loans including loans held for sale increased $10.5 billion for the three months ended March 31, 2023 when compared to the same period in 2022 primarily due to the First Midwest merger and strong organic loan growth.
Average investments increased $764.4 million for the three months ended March 31, 2023, when compared to the same period in 2022 primarily due to the First Midwest merger.
Average noninterest-bearing and interest-bearing deposits increased $2.2 billion and $5.8 billion, respectively, for the three months ended March 31, 2023 when compared to the same period in 2022 primarily due to the First Midwest merger.
Average borrowed funds increased $2.4 billion for the three months ended March 31, 2023 when compared to the same period in 2022.

Provision for Credit Losses
Old National recorded provision for credit losses on loans of $11.5 million for the three months ended March 31, 2023, compared to $97.4 million for the three months ended March 31, 2022. The provision for credit losses on loans in the three months ended March 31, 2022 included $96.3 million to establish an allowance for credit losses on non-PCD loans acquired in the First Midwest merger. Net charge-offs on loans totaled $16.4 million during the three months ended March 31, 2023, compared to net charge-offs of $2.8 million for the three months ended March 31, 2022.  Net charge-offs for the three months ended March 31, 2023 included $12.4 million in PCD charge-offs. Provision for credit losses on unfunded loan commitments totaled $2.0 million for the three months ended March 31, 2023, compared to $11.2 million for the three months ended March 31, 2022. The provision for credit losses on unfunded loan commitments in the three months ended March 31, 2022 included $11.0 million for unfunded loan commitments acquired in the First Midwest merger. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, provision expense may be volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.
Noninterest Income
We generate revenues in the form of noninterest income through client fees, sales commissions, and gains and losses from our core banking franchise and other related businesses, such as wealth management, investment consulting, and investment products.  The following table details the components in noninterest income:

	Three Months Ended March 31,		%
(dollars in thousands)	2023	2022	Change
Wealth management fees	$18,760	$14,630	28.2%
Service charges on deposit accounts	17,003	14,026	21.2
Debit card and ATM fees	9,982	7,599	31.4
Mortgage banking revenue	3,400	7,245	(53.1)
Investment product fees	8,160	7,322	11.4
Capital markets income	6,939	4,442	56.2
Company-owned life insurance	3,186	3,524	(9.6)
Debt securities gains (losses), net	(5,216)	342	N/M
Other income	8,467	6,110	38.6
Total noninterest income	$70,681	$65,240	8.3%
Noninterest income increased $5.4 million for the three months ended March 31, 2023 when compared to the same period in 2022 primarily due to the First Midwest merger in February of 2022. The increase in noninterest income was partially offset by $5.2 million of net losses on sales of debt securities in the three months ended March 31, 2023 and lower mortgage banking revenue, which continues to be impacted by the higher rate environment and lower gain on sale margins.

Noninterest Expense
The following table details the components in noninterest expense:

	Three Months Ended March 31,		%
(dollars in thousands)	2023	2022	Change
Salaries and employee benefits	$137,364	$124,147	10.6%
Occupancy	28,282	21,019	34.6
Equipment	7,389	5,168	43.0
Marketing	9,417	4,276	120.2
Technology	19,202	18,762	2.3
Communication	4,461	3,417	30.6
Professional fees	6,732	19,791	(66.0)
FDIC assessment	10,404	2,575	304.0
Amortization of intangibles	6,186	4,811	28.6
Amortization of tax credit investments	2,761	1,516	82.1
Property optimization	1,317	—	N/A
Other expense	17,196	10,107	70.1
Total noninterest expense	$250,711	$215,589	16.3%
Noninterest expense increased $35.1 million for the three months ended March 31, 2023 when compared to the same period in 2022 reflective of the additional operating costs associated with the First Midwest merger and higher FDIC assessment expense. Noninterest expense included $14.6 million of merger-related expenses for the three months ended March 31, 2023, compared to $41.3 million for the three months ended March 31, 2022.
Amortization of tax credit investments increased $1.2 million for the three months ended March 31, 2023 when compared to the same period in 2022. The recognition of tax credit amortization expense is contingent upon the successful completion of the rehabilitation of a historic building or completion of a solar project within the reporting period. Many factors including weather, labor availability, building regulations, inspections, and other unexpected construction delays related to a rehabilitation project can cause a project to exceed its estimated completion date.  See Note 9 to the consolidated financial statements for additional information on our tax credit investments.
Provision for Income Taxes
We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes.  The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by a tax benefit from our tax credit investments and interest on tax-exempt securities and loans.  The effective tax rate was 22.0% for the three months ended March 31, 2023, compared to 24.0% for the same period in 2022.  In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at March 31, 2023 based on the current estimate of the effective annual rate.  The lower effective tax rate during the three months ended March 31, 2023 compared to the same period in 2022 was primarily the result of higher tax-exempt income and tax credits and a decrease in non-deductible merger-related expenses. These benefits were partially offset by increases in non-deductible officer compensation and non-deductible FDIC premiums. See Note 14 to the consolidated financial statements for additional information.
FINANCIAL CONDITION
Overview
At March 31, 2023, our assets were $47.8 billion, a $1.1 billion increase compared to assets of $46.8 billion at December 31, 2022.  The increase was driven by disciplined loan growth and higher cash balances funded through stable deposits and higher borrowings.
Earning Assets
Our earning assets are comprised of investment securities, portfolio loans, loans held for sale, money market investments, interest earning accounts with the Federal Reserve, and equity securities.  Earning assets were $42.8 billion at March 31, 2023, a $1.2 billion increase compared to earning assets of $41.6 billion at December 31, 2022 driven primarily by loan growth.
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
Equity securities are recorded at fair value and totaled $72.2 million at March 31, 2023 compared to $52.5 million at December 31, 2022.
The investment securities portfolio, including equity securities, was $10.2 billion at both March 31, 2023 and December 31, 2022.  Investment securities represented 24% of earning assets at March 31, 2023, compared to 25% at December 31, 2022.  At March 31, 2023, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.
The investment securities available-for-sale portfolio had net unrealized losses of $814.5 million at March 31, 2023, compared to net unrealized losses of $844.4 million at December 31, 2022.  The investment securities held-to-maturity portfolio had net unrealized losses of $407.8 million at March 31, 2023, compared to net unrealized losses of $445.5 million at December 31, 2022. Net unrealized losses decreased from December 31, 2022 to March 31, 2023 primarily due to a decline in market interest rates.
The investment securities available-for-sale portfolio including securities hedges had an effective duration of 4.43 at March 31, 2023, compared to 4.57 at December 31, 2022.  The total investment securities portfolio had an effective duration of 5.57 at March 31, 2023, compared to 6.45 at December 31, 2022. Effective duration represents the percentage change in the fair value of the portfolio in response to a change in interest rates and is used to evaluate the portfolio’s price volatility at a single point in time.  Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage.  The annualized average yields on investment securities, on a taxable equivalent basis, were 2.95% for the three months ended March 31, 2023, compared to 2.14% for the three months ended March 31, 2022.
Commercial and Commercial Real Estate Loans
Commercial and commercial real estate loans are the largest classifications within earning assets, representing 53% of earning assets at both March 31, 2023 and December 31, 2022.  At March 31, 2023, commercial and commercial real estate loans were $22.7 billion, an increase of $694.3 million compared to December 31, 2022 driven by disciplined loan production in the three months ended March 31, 2023 that was well balanced across our market footprint and product lines.

The following table provides detail on commercial loans by industry classification (as defined by the North American Industry Classification System) and by loan size.

	March 31, 2023			December 31, 2022
(dollars in thousands)	Outstanding	Exposure(1)	Nonaccrual	Outstanding	Exposure(1)	Nonaccrual
By Industry:
Manufacturing	$1,839,041	$2,949,868	$2,218	$1,757,907	$2,803,883	$2,464
Health care and social assistance	1,547,279	2,066,304	6,614	1,588,392	2,043,105	11,806
Wholesale trade	823,273	1,587,693	4,852	857,400	1,552,985	2,895
Real estate rental and leasing	684,762	975,367	1,121	642,511	962,549	1,135
Construction	557,233	1,311,635	1,360	556,913	1,307,582	1,517
Professional, scientific, and technical services	532,386	848,346	4,691	507,940	832,407	4,735
Finance and insurance	520,676	885,526	16	484,532	858,391	17
Transportation and warehousing	452,628	693,200	2,712	422,643	633,267	3,496
Accommodation and food services	419,808	566,248	541	399,915	512,025	596
Retail trade	404,323	686,379	7,061	332,367	538,135	7,386
Administrative and support and waste management and remediation services	319,715	488,693	9,889	315,785	446,655	13,860
Public administration	219,897	313,742	—	231,453	325,834	846
Other services	215,427	396,876	14,505	194,998	356,743	2,656
Educational services	213,835	369,592	3,792	210,850	378,955	3,750
Agriculture, forestry, fishing, and hunting	207,416	371,072	959	261,355	382,376	996
Other	794,176	1,080,282	505	743,943	1,122,409	739
Total	$9,751,875	$15,590,823	$60,836	$9,508,904	$15,057,301	$58,894

By Loan Size:
Less than $200,000	3%	2%	3%	3%	3%	3%
$200,000 to $1,000,000	11	11	15	11	11	20
$1,000,000 to $5,000,000	24	25	34	25	26	36
$5,000,000 to $10,000,000	15	15	12	15	15	24
$10,000,000 to $25,000,000	31	29	36	31	27	17
Greater than $25,000,000	16	18	—	15	18	—
Total	100%	100%	100%	100%	100%	100%
(1)    Includes unfunded loan commitments.
The following table provides detail on commercial real estate loans classified by property type.

	March 31, 2023		December 31, 2022
(dollars in thousands)	Outstanding	%	Outstanding	%
By Property Type:
Multifamily	$4,321,782	33%	$4,188,137	34%
Warehouse / Industrial	2,110,884	16	1,976,804	16
Retail	1,876,410	15	1,808,041	14
Office	1,809,477	14	1,813,007	15
Commercial development	511,717	4	660,798	5
Single family	490,042	4	515,390	4
Other (1)	1,788,068	14	1,494,893	12
Total	$12,908,380	100%	$12,457,070	100%
(1)    Other includes agriculture real estate, hotels, self-storage, senior housing, land development, religion, and mixed-use properties.

Residential Real Estate Loans
At March 31, 2023, residential real estate loans held in our loan portfolio were $6.6 billion, an increase of $108.2 million compared to December 31, 2022.  Future increases in interest rates could result in a decline in the level of refinancings and new originations of residential real estate loans.
Consumer Loans
Consumer loans, including automobile loans, personal, and home equity loans and lines of credit, decreased $103.8 million to $2.6 billion at March 31, 2023 compared to December 31, 2022.
Funding
The following table summarizes Old National’s total funding, comprised of deposits and wholesale borrowings:

(dollars in thousands)	March 31, 2023	December 31, 2022	$ Change	% Change
Deposits:
Noninterest-bearing demand	$10,995,083	$11,930,798	$(935,715)	(8)%
Interest-bearing:
Checking and NOW	7,903,520	8,340,955	(437,435)	(5)%
Savings	6,030,255	6,326,158	(295,903)	(5)%
Money market	5,867,239	5,389,139	478,100	9%
Time deposits	4,121,695	3,013,780	1,107,915	37%
Total deposits	34,917,792	35,000,830	(83,038)	—%
Wholesale borrowings:
Federal funds purchased and interbank borrowings	618,955	581,489	37,466	6%
Securities sold under agreements to repurchase	393,018	432,804	(39,786)	(9)%
Federal Home Loan Bank advances	4,981,612	3,829,018	1,152,594	30%
Other borrowings	746,869	743,003	3,866	1%
Total wholesale borrowings	6,740,454	5,586,314	1,154,140	21%
Total funding	$41,658,246	$40,587,144	$1,071,102	3%
We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position.  Wholesale funding as a percentage of total funding was 16% at March 31, 2023 and 14% at December 31, 2022.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at March 31, 2023 decreased $133.9 million from December 31, 2022 primarily due to incentive payments during the three months ended March 31, 2023 and lower derivative liabilities.
Capital
Shareholders’ equity totaled $5.3 billion at March 31, 2023, compared to $5.1 billion at December 31, 2022.  This increase was driven by retained earnings along with changes in unrealized gains (losses) on derivatives and available-for-sale investment securities. These increases were partially offset by dividends and the repurchase of 1.8 million shares of Common Stock in the three months ended March 31, 2023 under a stock repurchase plan that was approved by the Company’s Board of Directors, which reduced equity by $29.5 million.
Capital Adequacy
Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At March 31, 2023, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of “well-capitalized” based on the most recent regulatory definition.

Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

	Regulatory Guidelines Minimum	Prompt Corrective Action "Well Capitalized" Guidelines		March 31,		December 31,
				2023	2022	2022
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	N/A	%	8.53%	10.58%	8.52%
Common equity Tier 1 capital to risk-adjusted total assets	7.00	N/A		9.98	10.04	10.03
Tier 1 capital to risk-adjusted total assets	8.50	6.00		10.64	10.79	10.71
Total capital to risk-adjusted total assets	10.50	10.00		11.96	12.19	12.02
Shareholders' equity to assets	N/A	N/A		11.03	11.42	10.97
Old National Bank, Old National’s bank subsidiary, maintained a strong capital position as evidenced by the following comparisons of key industry ratios.

	Regulatory Guidelines Minimum	Prompt Corrective Action "Well Capitalized" Guidelines	March 31,		December 31,
			2023	2022	2022
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	5.00%	8.68%	10.07%	8.47%
Common equity Tier 1 capital to risk-adjusted total assets	7.00	6.50	10.83	10.28	10.66
Tier 1 capital to risk-adjusted total assets	8.50	8.00	10.83	10.28	10.66
Total capital to risk-adjusted total assets	10.50	10.00	11.55	10.89	11.35
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
RISK MANAGEMENT
Overview
Old National has adopted a Risk Appetite Statement to enable our Board of Directors, Executive Leadership Team, and Senior Management to better assess, understand, monitor, and mitigate Old National’s risks.  The Risk Appetite Statement addresses the following major risks:  strategic, market, liquidity, credit, operational, talent management, compliance and regulatory, legal, and reputational.  Our Chief Risk Officer is independent of all other management and provides quarterly reports to the Board’s Enterprise Risk Committee.  The following discussion addresses certain of these major risks including credit, market, and liquidity. Discussion of operational, compliance and regulatory, legal, strategic, talent management, and reputational risks is provided in the section entitled “Risk Factors” in the Company’s 2022 Annual Report on Form 10-K.

Credit Risk
Credit risk represents the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms.  Our primary credit risks result from our investment and lending activities.
Asset Quality
We lend to commercial and commercial real estate clients in many diverse industries including, among others, real estate rental and leasing, manufacturing, healthcare, wholesale trade, construction, and agriculture.  Old National manages concentrations of credit exposure by industry, product, geography, client relationship, and loan size.  At March 31, 2023, our average commercial loan size was approximately $720,000 and our average commercial real estate loan size was approximately $1,300,000. In addition, while loans to lessors of residential and non-residential real estate exceed 10% of total loans, no individual sub-segment category within those broader categories reaches the 10% threshold.  At March 31, 2023, we had minimal exposure to foreign borrowers and no sovereign debt.  Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily in the Midwest region.
The following table presents a summary of under-performing, criticized, and classified assets:

	March 31,		December 31,
(dollars in thousands)	2023	2022	2022
Total nonaccrual loans	$234,337	$227,925	$238,178
TDRs still accruing (1)	N/A	20,999	15,313
Loans 90 days or more past due and still accruing	1,231	1,646	2,650
Foreclosed assets	10,817	19,713	10,845
Total under-performing assets	$246,385	$270,283	$266,986
Classified loans (includes nonaccrual, TDRs still accruing, past due 90 days, and other problem loans) (1)	$805,797	$747,912	$745,485
Other classified assets (2)	26,441	24,676	24,735
Criticized loans	593,307	507,689	636,069
Total criticized and classified assets	$1,425,545	$1,280,277	$1,406,289
Asset Quality Ratios:
Nonaccrual loans/total loans (3)	0.74%	0.80%	0.77%
Non-performing loans/total loans (3) (4)	0.74	0.88	0.81
Under-performing assets/total loans (3)	0.77	0.95	0.86
Under-performing assets/total assets	0.51	0.59	0.57
Allowance for credit losses on loans/under-performing assets	121.24	103.78	113.74
Allowance for credit losses on loans/nonaccrual loans	127.47	123.07	127.50
(1)As a result of the adoption of ASU 2022-02 on January 1, 2023, the TDR classification is no longer applicable.
(2)Includes investment securities that fell below investment grade rating.
(3)Loans exclude loans held for sale.
(4)Non-performing loans include nonaccrual loans and TDRs still accruing for periods prior to January 1, 2023.
Under-performing assets decreased to $246.4 million at March 31, 2023, compared to $270.3 million at March 31, 2022 and $267.0 million at December 31, 2022.  Under-performing assets as a percentage of total loans at March 31, 2023 were 0.77%, an 18 basis point decrease from 0.95% at March 31, 2022 and a 9 basis point decrease from 0.86% at December 31, 2022.
Nonaccrual loans decreased from December 31, 2022 to March 31, 2023. As a percentage of nonaccrual loans, the allowance for credit losses on loans was 127.47% at March 31, 2023, compared to 123.07% at March 31, 2022 and 127.50% at December 31, 2022.
Total criticized and classified assets were $1.4 billion at March 31, 2023, an increase of $145.3 million and $19.3 million from March 31, 2022 and December 31, 2022, respectively. Other classified assets include investment securities that fell below investment grade rating totaling $26.4 million at March 31, 2023, compared to $24.7 million at both March 31, 2022 and December 31, 2022.

Allowance for Credit Losses on Loans and Unfunded Commitments
Net charge-offs on loans totaled $16.4 million during the three months ended March 31, 2023, compared to net charge-offs of $2.8 million for the same period in 2022. Annualized, net charge-offs (recoveries) to average loans were 0.21% for the three months ended March 31, 2023, compared to 0.05% for the same period in 2022. The three months ended March 31, 2023 included net charge-offs on PCD loans totaling $12.4 million, or 0.16% on an annualized basis of average loans. Management will continue its efforts to reduce the level of non-performing loans and may consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for credit losses on loans.
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
The allowance for credit losses on loans was $298.7 million at March 31, 2023, compared to $303.7 million at December 31, 2022. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, provision expense may be volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.
We maintain an allowance for credit losses on unfunded loan commitments to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses on loans, modified to take into account the probability of a drawdown on the commitment.  The allowance for credit losses on unfunded loan commitments is classified as a liability account on the balance sheet within accrued expenses and other liabilities, while the corresponding provision for unfunded loan commitments is included in the provision for credit losses. The allowance for credit losses on unfunded loan commitments totaled $34.2 million at March 31, 2023, compared to $32.2 million at December 31, 2022.
See the section entitled “Risk Factors” in the Company’s 2022 Annual Report on Form 10-K for further discussion of our credit risk.
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

The following table illustrates our projected net interest income sensitivity over a two-year cumulative horizon based on the asset/liability model at March 31, 2023 and 2022:

	Immediate Rate Decrease				Immediate Rate Increase
(dollars in thousands)	-300 Basis Points	-200 Basis Points	-100 Basis Points	Base	+100 Basis Points	+200 Basis Points	+300 Basis Points
March 31, 2023
Projected interest income:
Money market, other interest earning investments, and investment securities	$638,159	$668,554	$711,908	$764,597	$815,964	$866,973	$918,430
Loans	2,516,865	2,868,902	3,220,937	3,569,373	3,908,901	4,247,694	4,586,338
Total interest income	3,155,024	3,537,456	3,932,845	4,333,970	4,724,865	5,114,667	5,504,768
Projected interest expense:
Deposits	347,614	520,021	699,243	879,315	1,063,942	1,248,569	1,433,196
Borrowings	333,258	441,566	539,054	636,325	736,439	836,612	936,862
Total interest expense	680,872	961,587	1,238,297	1,515,640	1,800,381	2,085,181	2,370,058
Net interest income	$2,474,152	$2,575,869	$2,694,548	$2,818,330	$2,924,484	$3,029,486	$3,134,710
Change from base	$(344,178)	$(242,461)	$(123,782)		$106,154	$211,156	$316,380
% change from base	(12.21)%	(8.60)%	(4.39)%		3.77%	7.49%	11.23%

			Immediate Rate Decrease		Immediate Rate Increase
			-50 Basis Points	Base	+100 Basis Points	+200 Basis Points	+300 Basis Points
March 31, 2022
Projected interest income:
Money market, other interest earning investments, and investment securities			$533,997	$569,202	$638,295	$707,979	$777,163
Loans			1,731,088	1,859,527	2,164,693	2,472,574	2,779,620
Total interest income			2,265,085	2,428,729	2,802,988	3,180,553	3,556,783
Projected interest expense:
Deposits			20,705	44,541	191,499	338,619	485,736
Borrowings			144,111	171,141	235,103	301,239	367,374
Total interest expense			164,816	215,682	426,602	639,858	853,110
Net interest income			$2,100,269	$2,213,047	$2,376,386	$2,540,695	$2,703,673
Change from base			$(112,778)		$163,339	$327,648	$490,626
% change from base			(5.10)%		7.38%	14.81%	22.17%
Our projected net interest income increased year over year due to loan growth and rising interest rates.
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
We use cash flow and fair value hedges, primarily interest rate swaps, collars, and floors, to mitigate interest rate risk. Derivatives designated as hedging instruments were in a net liability position with a fair value loss of $25.8 million at March 31, 2023, compared to a net liability position with a fair value loss of $36.1 million at December 31, 2022.  See Note 15 to the consolidated financial statements for further discussion of derivative financial instruments.

Liquidity Risk
Liquidity risk arises from the possibility that we may not be able to satisfy current or future financial commitments or may become unduly reliant on alternative funding sources.  We establish liquidity risk guidelines that we review with the Enterprise Risk Committee of our Board of Directors and monitor through our Balance Sheet Management Committee.  The objective of liquidity management is to ensure we have the ability to fund balance sheet growth and meet deposit and debt obligations in a timely and cost-effective manner.  Management monitors liquidity through a regular review of asset and liability maturities, funding sources, and loan and deposit forecasts.  We maintain strategic and contingency liquidity plans to ensure sufficient available funding to satisfy requirements for balance sheet growth, properly manage capital markets’ funding sources and to address unexpected liquidity requirements. On June 5, 2020, we filed an automatic shelf registration statement with the SEC that permits us to issue an unspecified amount of debt or equity securities. We intend to renew this shelf registration statement with the SEC prior to its expiration in June 2023.
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
A maturity schedule for Old National Bank’s time deposits is shown in the following table at March 31, 2023.

(dollars in thousands)
Maturity Bucket	Amount	Rate
2023	$2,354,454	2.60%
2024	1,533,221	3.64
2025	122,619	1.12
2026	63,404	0.67
2027	38,289	0.62
2027 and beyond	9,708	1.10
Total	$4,121,695	2.89%
Our ability to acquire funding at competitive prices is influenced by rating agencies’ views of our credit quality, liquidity, capital, and earnings.  Moody’s Investors Service places us in an investment grade that indicates a low risk of default.  On April 21, 2023, Moody’s Investors Service affirmed the long-term debt, deposit ratings, and assessments of Old National Bancorp (Old National, long-term senior unsecured debt “A3”) and its subsidiaries, including the Baseline Credit Assessment (“BCA”) of its banking subsidiary, Old National Bank (long-term deposits “Aa3 negative,” BCA “a2”). The outlooks on the senior unsecured debt rating and long-term issuer ratings of Old National and on the long-term deposit rating and issuer ratings of Old National Bank were changed to “negative” from “stable.”
The credit ratings of Old National and Old National Bank at March 31, 2023 are shown in the following table.

Moody's Investors Service
	Long-term	Short-term
Old National	A3	N/A
Old National Bank	Aa3	P-1

Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well.  At March 31, 2023, Old National and its subsidiaries had the following availability of liquid funds and borrowings:

(dollars in thousands)	Parent Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$823,897	$290,038
Unencumbered government-issued debt securities	—	525,898
Unencumbered investment grade municipal securities	—	39,227
Unencumbered corporate securities	—	29,706
Availability of borrowings:
Amount available from Federal Reserve discount window*	—	952,201
Amount available from Federal Reserve Bank Term Funding Program	—	2,300,000
Amount available from Federal Home Loan Bank*	—	5,310,000
Total available funds	$823,897	$9,447,070
* Based on collateral pledged
Old National Bancorp has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows, and funds used for acquisitions.  Old National Bancorp can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit, and through the issuance of debt securities.  Additionally, Old National Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt and equity markets.  At March 31, 2023, Old National Bancorp’s other borrowings outstanding were $483.5 million. Management believes the Company has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Federal banking laws regulate the amount of dividends that may be paid by Old National Bank to Old National Bancorp on an unconsolidated basis without obtaining prior regulatory approval.  Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years.  Prior regulatory approval to pay dividends was not required in 2022 and is not currently required.
CRITICAL ACCOUNTING ESTIMATES
Our most significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.  Certain of these accounting policies require management to use significant judgment and estimates, which can have a material impact on the carrying value of certain assets and liabilities.  We consider these policies to be our critical accounting estimates.  The judgment and assumptions made are based upon historical experience, future forecasts, or other factors that management believes to be reasonable under the circumstances.  Because of the nature of the judgment and assumptions, actual results could differ from estimates, which could have a material effect on our financial condition and results of operations.
For additional information regarding critical accounting estimates, see the section titled “Critical Accounting Estimates” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes in the Company’s application of critical accounting estimates since December 31, 2022.
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

PART II
OTHER INFORMATION
ITEM 1A.  RISK FACTORS
There have been no material changes from the risk factors disclosed in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
01/01/23 - 03/31/23	175	$17.98	—	$136,093,633
02/01/23 - 02/28/23	301,426	$17.76	1,772,316	$170,476,849
03/01/23 - 03/31/23	2,296,573	$16.72	—	$170,476,849
Total	2,598,174	$16.84	1,772,316	$170,476,849
(1)Consists of shares acquired pursuant to the Company’s share-based incentive programs. Under the terms of the Company’s share-based incentive programs, the Company accepts previously owned shares of common stock surrendered to satisfy tax withholding obligations associated with the vesting of restricted stock.
(2)On February 22, 2023, the Company issued a press release announcing that its Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $200 million of the Company’s outstanding shares of common stock, as conditions warrant, through February 29, 2024.
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

101
The following materials from Old National’s Form 10-Q Report for the quarterly period ended March 31, 2023, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from Old National’s Form 10-Q Report for the quarterly period ended March 31, 2023, formatted in inline XBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD NATIONAL BANCORP
(Registrant)

By:	/s/ Brendon B. Falconer
Brendon B. Falconer
Senior Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

Date: May 3, 2023