Form 10-Q
period 2023-06-30
OLD NATIONAL BANCORP /IN/
filed 2023-08-02
CIK 707179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The registrant has one class of common stock (no par value) with 292,589,000 shares outstanding at July 31, 2023.

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
TDR:  troubled debt restructuring
UMB: UMB Bank, n.a.

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS

(dollars and shares in thousands, except per share data)	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Cash and due from banks	$473,023	$453,432
Money market and other interest-earning investments	724,863	274,980
Total cash and cash equivalents	1,197,886	728,412
Equity securities, at fair value	71,953	52,507
Investment securities - available-for-sale, at fair value (amortized cost $7,551,258 and $7,772,603, respectively)	6,500,515	6,773,712
Investment securities - held-to-maturity, at amortized cost (fair value $2,603,058 and $2,643,682, respectively)	3,054,997	3,089,147
Federal Home Loan Bank/Federal Reserve Bank stock, at cost	413,326	314,168
Loans held for sale, at fair value	114,369	11,926
Loans:
Commercial	9,698,241	9,508,904
Commercial real estate	13,450,209	12,457,070
Residential real estate	6,684,480	6,460,441
Consumer credit, net of unearned income	2,599,543	2,697,226
Total loans	32,432,473	31,123,641
Allowance for credit losses on loans	(300,555)	(303,671)
Net loans	32,131,918	30,819,970
Premises and equipment, net	564,299	557,307
Operating lease right-of-use assets	184,700	189,714
Accrued interest receivable	205,198	190,521
Goodwill	1,998,716	1,998,716
Other intangible assets	114,159	126,405
Company-owned life insurance	771,753	768,552
Other assets	1,172,966	1,142,315
Total assets	$48,496,755	$46,763,372
Liabilities
Deposits:
Noninterest-bearing demand	$10,532,838	$11,930,798
Interest-bearing:
Checking and NOW	7,654,202	8,340,955
Savings	5,578,323	6,326,158
Money market	7,200,288	5,389,139
Time deposits	5,265,664	3,013,780
Total deposits	36,231,315	35,000,830
Federal funds purchased and interbank borrowings	136,060	581,489
Securities sold under agreements to repurchase	311,447	432,804
Federal Home Loan Bank advances	4,771,183	3,829,018
Other borrowings	815,318	743,003
Operating lease liabilities	206,178	211,964
Accrued expenses and other liabilities	733,159	835,669
Total liabilities	43,204,660	41,634,777
Shareholders' Equity
Preferred stock, 2,000 shares authorized, 231 shares issued and outstanding	230,500	230,500
Common stock, no par value, $1.00 per share stated value, 600,000 shares authorized, 292,597 and 292,903 shares issued and outstanding, respectively	292,597	292,903
Capital surplus	4,149,089	4,174,265
Retained earnings	1,428,542	1,217,349
Accumulated other comprehensive income (loss), net of tax	(808,633)	(786,422)
Total shareholders' equity	5,292,095	5,128,595
Total liabilities and shareholders' equity	$48,496,755	$46,763,372
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars and shares in thousands, except per share data)	2023	2022	2023	2022
Interest Income
Loans including fees:
Taxable	$449,896	$285,249	$860,271	$469,264
Nontaxable	10,925	4,802	21,137	8,309
Investment securities:
Taxable	64,072	51,459	124,873	88,868
Nontaxable	11,043	11,018	22,206	21,284
Money market and other interest-earning investments	8,966	1,830	12,064	2,138
Total interest income	544,902	354,358	1,040,551	589,863
Interest Expense
Deposits	100,974	5,187	163,567	8,381
Federal funds purchased and interbank borrowings	5,655	2	10,494	2
Securities sold under agreements to repurchase	900	85	1,679	181
Federal Home Loan Bank advances	45,088	6,925	83,084	12,888
Other borrowings	10,114	4,687	18,068	8,154
Total interest expense	162,731	16,886	276,892	29,606
Net interest income	382,171	337,472	763,659	560,257
Provision for credit losses	14,787	9,165	28,224	117,901
Net interest income after provision for credit losses	367,384	328,307	735,435	442,356
Noninterest Income
Wealth and investment services fees	26,521	27,872	53,441	49,824
Service charges on deposit accounts	17,751	20,324	34,754	34,350
Debit card and ATM fees	10,653	11,222	20,635	18,821
Mortgage banking revenue	4,165	6,522	7,565	13,767
Capital markets income	6,173	7,261	13,112	11,703
Company-owned life insurance	4,698	4,571	7,884	8,095
Debt securities gains (losses), net	17	(85)	(5,199)	257
Other income	11,651	11,430	20,118	17,540
Total noninterest income	81,629	89,117	152,310	154,357
Noninterest Expense
Salaries and employee benefits	135,810	161,817	273,174	285,964
Occupancy	26,085	26,496	54,367	47,515
Equipment	7,721	7,550	15,110	12,718
Marketing	9,833	9,119	19,250	13,395
Technology	20,056	25,883	39,258	44,645
Communication	4,232	5,878	8,693	9,295
Professional fees	6,397	6,336	13,129	26,127
FDIC assessment	9,624	4,699	20,028	7,274
Amortization of intangibles	6,060	7,170	12,246	11,981
Amortization of tax credit investments	2,762	1,525	5,523	3,041
Property optimization	242	—	1,559	—
Other expense	17,762	21,002	34,958	31,109
Total noninterest expense	246,584	277,475	497,295	493,064
Income before income taxes	202,429	139,949	390,450	103,649
Income tax expense	47,393	24,964	88,814	16,250
Net income	155,036	114,985	301,636	87,399
Preferred dividends	(4,033)	(4,033)	(8,067)	(6,050)
Net income applicable to common shareholders	$151,003	$110,952	$293,569	$81,349
Net income per common share - basic	$0.52	$0.38	$1.01	$0.31
Net income per common share - diluted	0.52	0.38	1.01	0.31
Weighted average number of common shares outstanding - basic	290,559	290,862	290,822	259,108
Weighted average number of common shares outstanding - diluted	291,266	291,881	291,870	260,253
Dividends per common share	$0.14	$0.14	$0.28	$0.28
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Net income	$155,036	$114,985	$301,636	$87,399

Other comprehensive income (loss):

Change in debt securities available-for-sale:
Unrealized holding gains (losses) for the period	(120,159)	(304,514)	(95,435)	(733,984)
Reclassification for securities transferred to held-to-maturity	—	143,310	—	165,473
Reclassification adjustment for securities (gains) losses realized in income	(17)	85	5,199	(257)
Income tax effect	30,043	38,408	31,189	134,643
Unrealized gains (losses) on available-for-sale securities	(90,133)	(122,711)	(59,047)	(434,125)

Change in securities held-to-maturity:
Adjustment for securities transferred from available-for-sale	—	(143,310)	—	(165,473)
Amortization of unrealized losses on securities transferred from available-for-sale	5,122	3,692	10,951	4,002
Income tax effect	(1,300)	34,146	(1,431)	39,272
Changes from securities held-to-maturity	3,822	(105,472)	9,520	(122,199)

Change in hedges:
Net unrealized derivative gains (losses) on hedges	13,272	(3,418)	61,121	(12,924)
Reclassification adjustment for (gains) losses realized in net income	(32,112)	(219)	(24,820)	(888)
Income tax effect	4,872	894	(8,848)	3,394
Changes from hedges	(13,968)	(2,743)	27,453	(10,418)

Change in defined benefit pension plans:
Amortization of net (gains) losses recognized in income	6	(10)	(182)	(21)
Income tax effect	(2)	2	45	5
Changes from defined benefit pension plans	4	(8)	(137)	(16)
Other comprehensive income (loss), net of tax	(100,275)	(230,934)	(22,211)	(566,758)
Comprehensive income (loss)	$54,761	$(115,949)	$279,425	$(479,359)
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

(dollars in thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2021	$—	$165,838	$1,880,545	$968,010	$(2,375)	$3,012,018
Net income (loss)	—	—	—	(27,586)	—	(27,586)
Other comprehensive income (loss)	—	—	—	—	(335,824)	(335,824)
First Midwest Bancorp, Inc. merger:
Issuance of common stock	—	129,365	2,316,947	—	—	2,446,312
Issuance of preferred stock, net of issuance costs	230,500	—	13,219	—	—	243,719
Cash dividends:
Common ($0.14 per share)	—	—	—	(40,782)	—	(40,782)
Preferred dividends	—	—	—	(2,017)	—	(2,017)
Common stock issued	—	10	155	—	—	165
Common stock repurchased	—	(3,890)	(66,188)	—	—	(70,078)
Share-based compensation expense	—	—	6,284	—	—	6,284
Stock activity under incentive compensation plans	—	1,636	(1,368)	(365)	—	(97)
Balance, March 31, 2022	230,500	292,959	4,149,594	897,260	(338,199)	5,232,114
Net income	—	—	—	114,985	—	114,985
Other comprehensive income (loss)	—	—	—	—	(230,934)	(230,934)
Cash dividends:
Common ($0.14 per share)	—	—	—	(40,901)	—	(40,901)
Preferred dividends	—	—	—	(4,033)	—	(4,033)
Common stock issued	—	10	152	—	—	162
Common stock repurchased	—	(21)	(301)	—	—	(322)
Share-based compensation expense	—	—	7,813	—	—	7,813
Stock activity under incentive compensation plans	—	(55)	285	(331)	—	(101)
Balance, June 30, 2022	$230,500	$292,893	$4,157,543	$966,980	$(569,133)	$5,078,783

Balance, December 31, 2022	$230,500	$292,903	$4,174,265	$1,217,349	$(786,422)	$5,128,595
Net income	—	—	—	146,600	—	146,600
Other comprehensive income (loss)	—	—	—	—	78,064	78,064
Cash dividends:
Common ($0.14 per share)	—	—	—	(41,088)	—	(41,088)
Preferred dividends	—	—	—	(4,034)	—	(4,034)
Common stock issued	—	15	247	—	—	262
Common stock repurchased	—	(2,598)	(41,112)	—	—	(43,710)
Share-based compensation expense	—	—	12,742	—	—	12,742
Stock activity under incentive compensation plans	—	1,602	(1,412)	(195)	—	(5)
Balance, March 31, 2023	230,500	291,922	4,144,730	1,318,632	(708,358)	5,277,426
Net income	—	—	—	155,036	—	155,036
Other comprehensive income (loss)	—	—	—	—	(100,275)	(100,275)
Cash dividends:
Common ($0.14 per share)	—	—	—	(40,932)	—	(40,932)
Preferred dividends	—	—	—	(4,033)	—	(4,033)
Common stock issued	—	20	252	—	—	272
Common stock repurchased	—	(8)	(97)	—	—	(105)
Share-based compensation expense	—	—	5,247	—	—	5,247
Stock activity under incentive compensation plans	—	663	(1,043)	(161)	—	(541)
Balance, June 30, 2023	$230,500	$292,597	$4,149,089	$1,428,542	$(808,633)	$5,292,095
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2023	2022
Cash Flows From Operating Activities
Net income	$301,636	$87,399
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	18,386	17,742
Amortization of other intangible assets	12,246	11,981
Amortization of tax credit investments	5,523	3,041
Net premium amortization on investment securities	7,061	9,413
Accretion income related to acquired loans	(11,485)	(44,083)
Share-based compensation expense	17,989	14,097
Provision for credit losses	28,224	117,901
Debt securities (gains) losses, net	5,199	(257)
Net (gains) losses on sales of loans and other assets	(45)	(4,010)
Increase in cash surrender value of company-owned life insurance	(7,884)	(8,095)
Residential real estate loans originated for sale	(225,753)	(364,018)
Proceeds from sales of residential real estate loans	218,253	395,829
(Increase) decrease in interest receivable	(14,677)	(19,468)
(Increase) decrease in other assets	(38,540)	127,991
Increase (decrease) in accrued expenses and other liabilities	(101,417)	93,369
Net cash flows provided by (used in) operating activities	214,716	438,832
Cash Flows From Investing Activities
Cash received from merger, net	—	1,912,629
Purchases of investment securities available-for-sale	(174,657)	(1,276,205)
Purchases of investment securities held-to-maturity	(1,941)	(117,141)
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	(99,159)	(97,359)
Purchases of equity securities	(20,820)	(1,417)
Proceeds from maturities, prepayments, and calls of investment securities available-for-sale	333,937	659,922
Proceeds from sales of investment securities available-for-sale	51,654	12,742
Proceeds from maturities, prepayments, and calls of investment securities held-to-maturity	45,193	30,744
Proceeds from sales of Federal Home Loan Bank/Federal Reserve Bank stock	1	83,947
Proceeds from sales of equity securities	1,726	49,709
Loan originations and payments, net	(1,708,291)	(1,524,289)
Proceeds from sales of commercial loans	291,368	—
Proceeds from company-owned life insurance death benefits	4,888	2,849
Proceeds from sales of premises and equipment and other assets	2,369	2,751
Purchases of premises and equipment and other assets	(17,410)	(17,459)
Net cash flows provided by (used in) investing activities	(1,291,142)	(278,577)
Cash Flows From Financing Activities
Net increase (decrease) in:
Deposits	1,230,485	(279,624)
Federal funds purchased and interbank borrowings	(445,429)	1,285
Securities sold under agreements to repurchase	(121,357)	(51,296)
Other borrowings	65,719	53,136
Payments for maturities of Federal Home Loan Bank advances	(1,650,150)	(1,100,005)
Proceeds from Federal Home Loan Bank advances	2,600,000	1,350,000
Cash dividends paid	(90,087)	(87,733)
Common stock repurchased	(43,815)	(70,400)
Common stock issued	534	327
Net cash flows provided by (used in) financing activities	1,545,900	(184,310)
Net increase (decrease) in cash and cash equivalents	469,474	(24,055)
Cash and cash equivalents at beginning of period	728,412	822,019
Cash and cash equivalents at end of period	$1,197,886	$797,964

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) – (Continued)

	Six Months Ended June 30,
(dollars in thousands)	2023	2022
Supplemental cash flow information:
Total interest paid	$253,542	$30,904
Total income taxes paid (net of refunds)	87,668	(183)
Common stock issued for merger, net	—	2,446,312
Preferred stock issued for merger, net	—	243,870
Securities transferred from available-for-sale to held-to-maturity	—	2,986,736
Operating lease right-of-use assets obtained in exchange for lease obligations	7,542	3,141
Finance lease right-of-use assets obtained in exchange for lease obligations	9,141	$209
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned subsidiaries (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.  Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of June 30, 2023 and December 31, 2022, and the results of its operations for the three and six months ended June 30, 2023 and 2022.   Interim results do not necessarily represent annual results. Certain information and disclosures normally included in notes to consolidated annual financial statements prepared in accordance with GAAP have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to SEC rules and regulations. These financial statements should be read in conjunction with Old National’s Annual Report on Form 10-K for the year ended December 31, 2022.
All intercompany transactions and balances have been eliminated.  Certain prior year amounts have been reclassified to conform to the current presentation.  Such reclassifications had no effect on prior period net income or shareholders’ equity and were insignificant amounts.
Financial Difficulty Modifications
Any loans that are modified are reviewed by Old National to identify if a financial difficulty modification has occurred, which is when Old National Bank modifies a loan related to a borrower experiencing financial difficulties. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. The modification of the terms of such loans includes one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date, a permanent reduction of the recorded investment of the loan, or an other-than-insignificant payment delay. The adoption of ASU 2022-02 on January 1, 2023 eliminated the recognition and measurement of TDRs and enhanced disclosures for modifications to loans related to borrowers experiencing financial difficulties. See Note 2 to the consolidated financial statements for additional detail regarding the adoption of ASU 2022-02.
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
FASB ASC 815 – In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method, to expand the current single-layer method of electing hedge accounting to allow multiple hedged layers of a single closed portfolio under the method and rename the last-of-layer method the portfolio layer method. The amendments in this update are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The adoption of this guidance on January 1, 2023 did not have a material impact on the consolidated financial statements.
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
FASB ASC 848 – In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary, optional guidance to ease the potential burden in accounting for, or recognizing the effects of, the transition away from LIBOR or other interbank offered rate on financial reporting. The guidance is applicable only to contracts or hedge accounting relationships that reference LIBOR or another reference rate expected to be discontinued.
In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which defers the sunset date of relief provisions within Topic 848 from December 31, 2022 to December 31, 2024. The objective of the guidance in Topic 848 is to provide relief during the transition period.
The amendments in this ASU are effective March 12, 2020 through December 31, 2024. Old National believes the adoption of this guidance on activities subsequent to June 30, 2023 will not have a material impact on the consolidated financial statements.
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

NOTE 3 – ACQUISITION AND DIVESTITURE ACTIVITY
Merger
First Midwest Bancorp, Inc.
On February 15, 2022, Old National completed its previously announced merger of equals transaction with First Midwest pursuant to an agreement and plan of merger, dated as of May 30, 2021, to combine in an all-stock transaction. The combined organization has a presence in additional Midwestern markets, strong commercial banking capabilities, a robust retail footprint, a significant wealth management platform, and an enhanced ability to attract talent. The combined organization also creates the scale and profitability to accelerate digital and technology capabilities to drive future investments in consumer and commercial banking, as well as wealth management services.
As of December 31, 2022, Old National finalized its valuation of all assets acquired and liabilities assumed. Transaction costs totaling $16.9 million associated with the merger have been expensed for the six months ended June 30, 2023, compared to $77.9 million during the six months ended June 30, 2022. Additional transaction and integration costs will be expensed in future periods as incurred.
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
The following table presents the calculation of basic and diluted net income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars and shares in thousands, except per share data)	2023	2022	2023	2022
Net income	$155,036	$114,985	$301,636	$87,399
Preferred dividends	(4,033)	(4,033)	(8,067)	(6,050)
Net income applicable to common shares	$151,003	$110,952	$293,569	$81,349

Weighted average common shares outstanding:
Weighted average common shares outstanding (basic)	290,559	290,862	290,822	259,108
Effect of dilutive securities:
Restricted stock	707	1,014	1,047	1,136
Stock appreciation rights	—	5	1	9
Weighted average diluted shares outstanding	291,266	291,881	291,870	260,253
Basic Net Income Per Common Share	$0.52	$0.38	$1.01	$0.31
Diluted Net Income Per Common Share	$0.52	$0.38	$1.01	$0.31

NOTE 5 – INVESTMENT SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolios and the corresponding amounts of gross unrealized gains, unrealized losses, and basis adjustments in AOCI and gross unrecognized gains and losses.

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Basis Adjustments (1)	Fair Value
June 30, 2023
Available-for-Sale
U.S. Treasury	$364,824	$—	$(9,245)	$(43,167)	$312,412
U.S. government-sponsored entities and agencies	1,448,873	—	(201,623)	(72,894)	1,174,356
Mortgage-backed securities - Agency	4,760,921	123	(663,273)	—	4,097,771
States and political subdivisions	623,196	844	(25,258)	—	598,782
Pooled trust preferred securities	13,791	—	(2,797)	—	10,994
Other securities	339,653	117	(33,570)	—	306,200
Total available-for-sale securities	$7,551,258	$1,084	$(935,766)	$(116,061)	$6,500,515

Held-to-Maturity
U.S. government-sponsored entities and agencies	$822,517	$—	$(167,071)	$—	$655,446
Mortgage-backed securities - Agency	1,070,687	—	(142,191)	—	928,496
States and political subdivisions	1,161,943	437	(143,114)	—	1,019,266
Allowance for securities held-to-maturity	(150)	—	—	—	(150)
Total held-to-maturity securities	$3,054,997	$437	$(452,376)	$—	$2,603,058

December 31, 2022
Available-for-Sale
U.S. Treasury	$253,148	$5	$(5,189)	$(47,037)	$200,927
U.S. government-sponsored entities and agencies	1,451,736	—	(169,248)	(107,408)	1,175,080
Mortgage-backed securities - Agency	4,986,354	976	(617,428)	—	4,369,902
States and political subdivisions	688,159	1,789	(26,096)	—	663,852
Pooled trust preferred securities	13,783	—	(2,972)	—	10,811
Other securities	379,423	258	(26,541)	—	353,140
Total available-for-sale securities	$7,772,603	$3,028	$(847,474)	$(154,445)	$6,773,712

Held-to-Maturity
U.S. government-sponsored entities and agencies	$819,168	$—	$(162,810)	$—	$656,358
Mortgage-backed securities - Agency	1,106,817	—	(123,854)	—	982,963
States and political subdivisions	1,163,312	221	(159,022)	—	1,004,511
Allowance for securities held-to-maturity	(150)	—	—	—	(150)
Total held-to-maturity securities	$3,089,147	$221	$(445,686)	$—	$2,643,682
(1)    Basis adjustments represent the cumulative fair value adjustments included in the carrying amounts of fixed-rate investment securities assets in fair value hedging arrangements.
Proceeds from sales or calls of available-for-sale investment securities and the resulting realized gains and realized losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Proceeds	$24,933	$23,234	$82,888	$73,347
Realized gains	39	48	948	511
Realized losses	(22)	(133)	(6,147)	(254)

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

	June 30, 2023
(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Maturity
Available-for-Sale
Within one year	$242,424	$238,951	3.93%
One to five years	1,621,101	1,478,764	2.77
Five to ten years	3,926,306	3,374,584	2.35
Beyond ten years	1,761,427	1,408,216	2.43
Total	$7,551,258	$6,500,515	2.51%
Held-to-Maturity
One to five years	162,082	135,763	2.71%
Five to ten years	888,640	780,437	2.61
Beyond ten years	2,004,275	1,686,858	2.73
Total	$3,054,997	$2,603,058	2.69%
The following table summarizes the available-for-sale investment securities with unrealized losses for which an allowance for credit losses has not been recorded by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2023
Available-for-Sale
U.S. Treasury	$124,751	$(258)	$187,661	$(8,987)	$312,412	$(9,245)
U.S. government-sponsored entities and agencies	14,732	(264)	1,159,624	(201,359)	1,174,356	(201,623)
Mortgage-backed securities - Agency	402,696	(19,217)	3,677,906	(644,056)	4,080,602	(663,273)
States and political subdivisions	168,144	(1,406)	264,829	(23,852)	432,973	(25,258)
Pooled trust preferred securities	—	—	10,994	(2,797)	10,994	(2,797)
Other securities	25,133	(498)	265,688	(33,072)	290,821	(33,570)
Total available-for-sale	$735,456	$(21,643)	$5,566,702	$(914,123)	$6,302,158	$(935,766)

December 31, 2022
Available-for-Sale
U.S. Treasury	$130,967	$(3,264)	$66,992	$(1,925)	$197,959	$(5,189)
U.S. government-sponsored entities and agencies	454,854	(75,795)	720,226	(93,453)	1,175,080	(169,248)
Mortgage-backed securities - Agency	3,207,319	(358,507)	1,116,205	(258,921)	4,323,524	(617,428)
States and political subdivisions	414,813	(25,555)	2,703	(541)	417,516	(26,096)
Pooled trust preferred securities	—	—	10,811	(2,972)	10,811	(2,972)
Other securities	257,775	(17,045)	75,309	(9,496)	333,084	(26,541)
Total available-for-sale	$4,465,728	$(480,166)	$1,992,246	$(367,308)	$6,457,974	$(847,474)

The following table summarizes the held-to-maturity investment securities with unrecognized losses aggregated by major security type and length of time in a continuous loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
June 30, 2023
Held-to-Maturity
U.S. government-sponsored entities and agencies	$81,251	$(8,138)	$574,195	$(158,933)	$655,446	$(167,071)
Mortgage-backed securities - Agency	244,643	(24,690)	683,853	(117,501)	928,496	(142,191)
States and political subdivisions	38,302	(394)	948,627	(142,720)	986,929	(143,114)
Total held-to-maturity	$364,196	$(33,222)	$2,206,675	$(419,154)	$2,570,871	$(452,376)

December 31, 2022
Held-to-Maturity
U.S. government-sponsored entities and agencies	354,293	(110,523)	302,066	(52,287)	656,359	(162,810)
Mortgage-backed securities - Agency	367,849	(42,438)	615,114	(81,416)	982,963	(123,854)
States and political subdivisions	838,689	(127,355)	135,573	(31,667)	974,262	(159,022)
Total held-to-maturity	$1,560,831	$(280,316)	$1,052,753	$(165,370)	$2,613,584	$(445,686)
The unrecognized losses on held-to-maturity investment securities presented in the table above do not include unrecognized losses on securities that were transferred from available-for-sale to held-to-maturity totaling $137.9 million at June 30, 2023 and $148.9 million at December 31, 2022. These unrecognized losses are included as a separate component of shareholders’ equity and are being amortized over the remaining term of the securities.
No allowance for credit losses on available-for-sale debt securities was needed at June 30, 2023 or December 31, 2022.
An allowance on held-to-maturity debt securities is maintained for certain municipal bonds to account for expected lifetime credit losses. Substantially all of the U.S. government-sponsored entities and agencies and agency mortgage-backed securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. Therefore, for those securities, we do not record expected credit losses. The allowance for credit losses on held-to-maturity debt securities was $0.2 million at June 30, 2023 and December 31, 2022.
Accrued interest receivable on the securities portfolio is excluded from the estimate of credit losses and totaled $50.6 million at June 30, 2023 and $50.9 million at December 31, 2022.
At June 30, 2023, Old National’s securities portfolio consisted of 3,047 securities, 2,808 of which were in an unrealized loss position.  The unrealized losses attributable to our U.S. Treasury, U.S. government-sponsored entities and agencies, agency mortgage-backed securities, states and political subdivisions, and other securities are the result of fluctuations in interest rates and temporary market movements.  Old National’s pooled trust preferred securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows.  At June 30, 2023, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.
Old National’s two pooled trust preferred securities with fair values totaling $11.0 million and unrealized losses totaling $2.8 million have experienced credit defaults.  However, we believe that the value of the instruments lies in the full and timely interest payments that will be received through maturity, the steady amortization that will be experienced until maturity, and the full return of principal by the final maturity of the collateralized debt obligations. Old National did not recognize any losses on these securities for the six months ended June 30, 2023 or 2022.
Equity Securities
Equity securities consist of mutual funds for Community Reinvestment Act qualified investments and diversified investment securities held in a grantor trust for participants in the Company’s nonqualified deferred compensation plan. Old National’s equity securities with readily determinable fair values totaled $72.0 million at June 30, 2023 and $52.5 million at December 31, 2022.  There were gains on equity securities of $0.1 million during the three months ended June 30, 2023 and losses of $0.7 million during the six months ended June 30, 2023, compared to losses of $2.4 million and $4.2 million during the three and six months ended June 30, 2022, respectively.
Alternative Investments
Old National has alternative investments without readily determinable fair values that are included in other assets totaling $401.4 million at June 30, 2023, consisting of $243.1 million of illiquid investments in partnerships, limited liability companies, and other ownership interests that support affordable housing and $158.3 million of economic development and community revitalization initiatives in low-to-moderate income neighborhoods. These alternative investments totaled $396.8 million at December 31, 2022.  There have been no impairments or adjustments on equity securities without readily determinable fair values, except for amortization of tax credit investments in the six months ended June 30, 2023 and 2022. See Note 9 to the consolidated financial statements for detail regarding these investments.
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

	Balance Sheet Line Item	Portfolio Segment Reclassifications	After Reclassifications

(dollars in thousands)
June 30, 2023
Loans:
Commercial	$9,698,241	$(227,414)	$9,470,827
Commercial real estate	13,450,209	(162,841)	13,287,368
BBCC	N/A	390,255	390,255
Residential real estate	6,684,480	—	6,684,480
Consumer	2,599,543	(2,599,543)	N/A
Indirect	N/A	1,003,287	1,003,287
Direct	N/A	565,950	565,950
Home equity	N/A	1,030,306	1,030,306
Total	$32,432,473	$—	$32,432,473

December 31, 2022
Loans:
Commercial	$9,508,904	$(210,280)	$9,298,624
Commercial real estate	12,457,070	(158,322)	12,298,748
BBCC	N/A	368,602	368,602
Residential real estate	6,460,441	—	6,460,441
Consumer	2,697,226	(2,697,226)	N/A
Indirect	N/A	1,034,257	1,034,257
Direct	N/A	629,186	629,186
Home equity	N/A	1,033,783	1,033,783
Total	$31,123,641	$—	$31,123,641
The composition of loans by portfolio segment follows:

(dollars in thousands)	June 30, 2023	December 31, 2022
Commercial (1)	$9,470,827	$9,298,624
Commercial real estate	13,287,368	12,298,748
BBCC	390,255	368,602
Residential real estate	6,684,480	6,460,441
Indirect	1,003,287	1,034,257
Direct	565,950	629,186
Home equity	1,030,306	1,033,783
Total loans	32,432,473	31,123,641
Allowance for credit losses on loans	(300,555)	(303,671)
Net loans	$32,131,918	$30,819,970
(1)Includes direct finance leases of $176.7 million at June 30, 2023 and $188.1 million at December 31, 2022.

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
At 240%, Old National Bank’s commercial real estate loans as a percentage of its risk-based capital remained below the regulatory guideline limit of 300% at June 30, 2023.
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
Allowance for Credit Losses
Loans
Credit quality within the loans held for investment portfolio is continuously monitored by management and is reflected within the allowance for credit losses on loans. The allowance for credit losses is an estimate of expected losses inherent within the Company’s loans held for investment portfolio. Credit quality is assessed and monitored by evaluating various attributes and the results of those evaluations are utilized in underwriting new loans and in our process for estimating expected credit losses. Expected credit loss inherent in non-cancelable off-balance-sheet credit exposures is accounted for as a separate liability included in other liabilities on the balance sheet. The allowance for credit losses on loans held for investment is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries. Old National has made a policy election to report accrued interest receivable as a separate line item on the balance sheet. Accrued interest receivable on loans is excluded from the estimate of credit losses and totaled $149.9 million at June 30, 2023 and $137.7 million at December 31, 2022.
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

(dollars in thousands)	Balance at Beginning of Period	Allowance Established for Acquired PCD Loans	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Period
Three Months Ended June 30, 2023
Commercial	$125,768	$—	$(8,331)	$1,814	$8,152	$127,403
Commercial real estate	135,348	—	(2,458)	1,029	2,978	136,897
BBCC	2,316	—	(94)	31	523	2,776
Residential real estate	20,207	—	(218)	53	379	20,421
Indirect	1,434	—	(402)	612	(237)	1,407
Direct	6,766	—	(2,600)	637	(48)	4,755
Home equity	6,872	—	(228)	63	189	6,896
Total	$298,711	$—	$(14,331)	$4,239	$11,936	$300,555

Three Months Ended June 30, 2022
Commercial	$99,471	$—	$(1,344)	$781	$3,911	$102,819
Commercial real estate	140,490	—	(318)	320	1,310	141,802
BBCC	2,069	—	(20)	91	(76)	2,064
Residential real estate	17,252	—	(137)	130	2,484	19,729
Indirect	1,648	—	(528)	320	201	1,641
Direct	14,450	—	(1,722)	676	1,008	14,412
Home equity	5,127	—	(27)	20	416	5,536
Total	$280,507	$—	$(4,096)	$2,338	$9,254	$288,003

Six Months Ended June 30, 2023
Commercial	$120,612	$—	$(20,754)	$2,097	$25,448	$127,403
Commercial real estate	138,244	—	(3,647)	1,292	1,008	136,897
BBCC	2,431	—	(122)	104	363	2,776
Residential real estate	21,916	—	(241)	125	(1,379)	20,421
Indirect	1,532	—	(1,599)	1,024	450	1,407
Direct	12,116	—	(5,838)	1,218	(2,741)	4,755
Home equity	6,820	—	(310)	130	256	6,896
Total	$303,671	$—	$(32,511)	$5,990	$23,405	$300,555

Six Months Ended June 30, 2022
Commercial	$27,232	$35,040	$(3,223)	$1,013	$42,757	$102,819
Commercial real estate	64,004	42,601	(824)	502	35,519	141,802
BBCC	2,458	—	(48)	148	(494)	2,064
Residential real estate	9,347	136	(324)	570	10,000	19,729
Indirect	1,743	—	(1,012)	542	368	1,641
Direct	528	31	(3,251)	1,270	15,834	14,412
Home equity	2,029	723	(78)	183	2,679	5,536
Total	$107,341	$78,531	$(8,760)	$4,228	$106,663	$288,003

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Allowance for credit losses on unfunded loan commitments:
Balance at beginning of period	$34,156	$22,046	$32,188	$10,879
Provision for credit losses on unfunded commitments acquired during the period	—	—	—	11,013
Provision for unfunded loan commitments	2,851	(80)	4,819	74
Balance at end of period	$37,007	$21,966	$37,007	$21,966
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

The following table summarizes the amortized cost of term loans by risk category of commercial, commercial real estate, and BBCC loans by loan portfolio segment, class of loan, and origination year:

	Origination Year							Revolving to Term
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving		Total
June 30, 2023
Commercial:
Risk Rating:
Pass	$1,108,984	$1,860,049	$1,307,700	$671,792	$604,875	$673,184	$2,185,539	$465,649	$8,877,772
Criticized	28,284	84,240	15,092	23,548	29,772	32,376	74,437	25,524	313,273
Classified:
Substandard	17,252	16,246	36,914	36,303	4,671	22,508	52,794	37,482	224,170
Nonaccrual	—	349	—	585	824	6,681	1,064	2,210	11,713
Doubtful	—	24,047	12,536	1,832	583	4,901	—	—	43,899
Total	$1,154,520	$1,984,931	$1,372,242	$734,060	$640,725	$739,650	$2,313,834	$530,865	$9,470,827

Commercial real estate:
Risk Rating:
Pass	$1,188,882	$3,335,715	$2,791,366	$1,852,690	$1,083,211	$1,511,576	$84,574	$677,072	$12,525,086
Criticized	28,324	30,372	31,377	32,238	54,738	88,116	3,893	23,353	292,411
Classified:
Substandard	14,685	71,131	17,505	19,748	79,998	44,060	—	49,825	296,952
Nonaccrual	—	866	18,463	1,064	456	16,081	—	3,272	40,202
Doubtful	—	3,802	31,341	9,249	39,559	48,766	—	—	132,717
Total	$1,231,891	$3,441,886	$2,890,052	$1,914,989	$1,257,962	$1,708,599	$88,467	$753,522	$13,287,368

BBCC:
Risk Rating:
Pass	$52,620	$77,831	$53,068	$44,433	$32,200	$28,305	$69,107	$16,637	$374,201
Criticized	987	1,445	1,081	360	1,045	483	1,836	1,626	8,863
Classified:
Substandard	10	497	629	49	226	836	484	856	3,587
Nonaccrual	37	313	323	128	235	668	—	644	2,348
Doubtful	—	408	219	—	55	74	500	—	1,256
Total	$53,654	$80,494	$55,320	$44,970	$33,761	$30,366	$71,927	$19,763	$390,255

	Origination Year							Revolving to Term
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving		Total
December 31, 2022
Commercial:
Risk Rating:
Pass	$2,388,618	$1,754,364	$796,340	$738,208	$362,986	$388,617	$1,988,763	$329,119	$8,747,015
Criticized	40,856	30,661	63,557	33,490	9,195	5,312	61,036	4,327	248,434
Classified:
Substandard	37,223	47,522	16,540	22,925	4,844	21,204	67,402	25,143	242,803
Nonaccrual	3,627	1,453	566	—	—	—	1,634	6,623	13,903
Doubtful	2,821	17,604	3,720	8,005	5,968	8,351	—	—	46,469
Total	$2,473,145	$1,851,604	$880,723	$802,628	$382,993	$423,484	$2,118,835	$365,212	$9,298,624

Commercial real estate:
Risk Rating:
Pass	$3,066,960	$2,828,758	$1,989,000	$1,219,025	$675,572	$1,018,719	$57,818	$689,553	$11,545,405
Criticized	75,306	34,422	22,569	82,637	86,504	56,864	—	23,282	381,584
Classified:
Substandard	46,231	16,928	24,319	78,468	57,824	21,591	—	4,108	249,469
Nonaccrual	3,151	9,541	5,014	—	2,312	22,155	—	3,257	45,430
Doubtful	1,934	38,386	10,011	4,605	1,523	20,401	—	—	76,860
Total	$3,193,582	$2,928,035	$2,050,913	$1,384,735	$823,735	$1,139,730	$57,818	$720,200	$12,298,748

BBCC:
Risk Rating:
Pass	$90,341	$64,161	$52,304	$36,868	$23,618	$11,333	$60,016	$18,881	$357,522
Criticized	1,504	525	368	692	353	—	1,006	1,603	6,051
Classified:
Substandard	811	143	—	421	—	—	543	682	2,600
Nonaccrual	42	37	118	—	429	284	—	639	1,549
Doubtful	40	107	439	157	64	73	—	—	880
Total	$92,738	$64,973	$53,229	$38,138	$24,464	$11,690	$61,565	$21,805	$368,602

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

	Origination Year							Revolving to Term
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving		Total
June 30, 2023
Residential real estate:
Risk Rating:
Performing	$261,285	$1,480,926	$1,948,505	$1,709,893	$459,251	$785,089	$—	$143	$6,645,092
Nonperforming	—	1,892	2,727	4,200	3,378	27,191	—	—	39,388
Total	$261,285	$1,482,818	$1,951,232	$1,714,093	$462,629	$812,280	$—	$143	$6,684,480

Indirect:
Risk Rating:
Performing	$187,644	$425,822	$202,230	$98,742	$57,413	$27,397	$—	$83	$999,331
Nonperforming	65	1,107	798	1,082	438	466	—	—	3,956
Total	$187,709	$426,929	$203,028	$99,824	$57,851	$27,863	$—	$83	$1,003,287

Direct:
Risk Rating:
Performing	$53,778	$110,107	$121,141	$77,169	$41,509	$80,155	$74,945	$1,348	$560,152
Nonperforming	21	275	489	562	463	3,970	8	10	5,798
Total	$53,799	$110,382	$121,630	$77,731	$41,972	$84,125	$74,953	$1,358	$565,950

Home equity:
Risk Rating:
Performing	$—	$1,328	$843	$859	$943	$6,573	$988,669	$16,859	$1,016,074
Nonperforming	—	51	130	82	1,057	4,776	1,961	6,175	14,232
Total	$—	$1,379	$973	$941	$2,000	$11,349	$990,630	$23,034	$1,030,306

	Origination Year							Revolving to Term
	2022	2021	2020	2019	2018	Prior	Revolving		Total
December 31, 2022
Residential real estate:
Risk Rating:
Performing	$1,327,168	$1,945,792	$1,825,762	$478,529	$136,260	$712,175	$7	$88	$6,425,781
Nonperforming	59	529	861	873	1,826	30,512	—	—	34,660
Total	$1,327,227	$1,946,321	$1,826,623	$479,402	$138,086	$742,687	$7	$88	$6,460,441

Indirect:
Risk Rating:
Performing	$504,410	$249,407	$144,265	$82,304	$31,484	$19,095	$—	$62	$1,031,027
Nonperforming	348	1,074	645	531	304	328	—	—	3,230
Total	$504,758	$250,481	$144,910	$82,835	$31,788	$19,423	$—	$62	$1,034,257

Direct:
Risk Rating:
Performing	$132,934	$164,126	$77,406	$57,919	$45,299	$59,212	$87,622	$671	$625,189
Nonperforming	115	851	614	205	327	1,526	5	354	3,997
Total	$133,049	$164,977	$78,020	$58,124	$45,626	$60,738	$87,627	$1,025	$629,186

Home equity:
Risk Rating:
Performing	$919	$896	$1,849	$1,497	$983	$11,646	$990,001	$14,792	$1,022,583
Nonperforming	166	160	166	446	794	4,308	1,698	3,462	11,200
Total	$1,085	$1,056	$2,015	$1,943	$1,777	$15,954	$991,699	$18,254	$1,033,783

The following table summarizes the gross charge-offs of loans by loan portfolio segment and origination year:

	Origination Year
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Three Months Ended June 30, 2023
Commercial	$—	$2,100	$5,931	$120	$—	$—	$180	$8,331
Commercial real estate	—	—	—	—	—	2,458	—	2,458
BBCC	—	47	—	47	—	—	—	94
Residential real estate	—	—	—	—	—	218	—	218
Indirect	10	164	124	48	16	40	—	402
Direct	—	430	588	172	414	195	801	2,600
Home equity	—	—	—	—	—	228	—	228
Total gross charge-offs	$10	$2,741	$6,643	$387	$430	$3,139	$981	$14,331

Six Months Ended June 30, 2023
Commercial	$—	$2,100	$11,161	$120	$6,789	$239	$345	$20,754
Commercial real estate	—	54	735	400	—	2,458	—	3,647
BBCC	—	47	28	47	—	—	—	122
Residential real estate	—	—	—	—	—	241	—	241
Indirect	10	678	554	141	127	89	—	1,599
Direct	—	901	1,382	458	741	390	1,966	5,838
Home equity	—	—	—	—	—	310	—	310
Total gross charge-offs	$10	$3,780	$13,860	$1,166	$7,657	$3,727	$2,311	$32,511
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
The following table presents the aging of the amortized cost basis in past due loans by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Current	Total Loans
June 30, 2023
Commercial	$4,164	$3,719	$15,138	$23,021	$9,447,806	$9,470,827
Commercial real estate	7,760	10,441	35,906	54,107	13,233,261	13,287,368
BBCC	868	847	74	1,789	388,466	390,255
Residential	18,543	4,350	11,131	34,024	6,650,456	6,684,480
Indirect	4,296	1,162	840	6,298	996,989	1,003,287
Direct	3,225	775	1,257	5,257	560,693	565,950
Home equity	6,834	1,473	4,420	12,727	1,017,579	1,030,306
Total	$45,690	$22,767	$68,766	$137,223	$32,295,250	$32,432,473

December 31, 2022
Commercial	$14,147	$4,801	$11,080	$30,028	$9,268,596	$9,298,624
Commercial real estate	47,240	1,312	32,892	81,444	12,217,304	12,298,748
BBCC	730	365	603	1,698	366,904	368,602
Residential	24,181	5,033	11,753	40,967	6,419,474	6,460,441
Indirect	6,302	2,118	958	9,378	1,024,879	1,034,257
Direct	5,404	2,118	1,928	9,450	619,736	629,186
Home equity	6,585	1,966	4,707	13,258	1,020,525	1,033,783
Total	$104,589	$17,713	$63,921	$186,223	$30,937,418	$31,123,641

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing by class of loan:

	June 30, 2023			December 31, 2022
(dollars in thousands)	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing
Commercial	$55,612	$12,666	$92	$60,372	$7,873	$152
Commercial real estate	172,919	44,218	173	122,290	33,445	—
BBCC	3,604	—	—	2,429	—	—
Residential	39,388	—	—	34,660	—	1,808
Indirect	3,956	—	—	3,230	—	28
Direct	5,798	—	25	3,997	—	133
Home equity	14,232	—	13	11,200	—	529
Total	$295,509	$56,884	$303	$238,178	$41,318	$2,650
Interest income recognized on nonaccrual loans was insignificant during the three and six months ended June 30, 2023 and 2022.
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

	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Investment Securities/Cash	Auto	Other
June 30, 2023
Commercial	$14,450	$37,285	$652	$535	$366
Commercial real estate	156,570	3,908	1,246	—	6,259
BBCC	2,267	1,301	—	36	—
Residential	39,388	—	—	—	—
Indirect	—	—	—	3,956	—
Direct	4,973	6	—	253	32
Home equity	14,232	—	—	—	—
Total loans	$231,880	$42,500	$1,898	$4,780	$6,657

December 31, 2022
Commercial	$8,962	$42,754	$2,690	$1,611	$980
Commercial real estate	108,871	—	1,718	—	6,411
BBCC	1,939	478	—	12	—
Residential	34,660	—	—	—	—
Indirect	—	—	—	3,230	—
Direct	2,991	13	—	232	23
Home equity	11,200	—	—	—	—
Total loans	$168,623	$43,245	$4,408	$5,085	$7,414
Loan Participations
Old National has loan participations, which qualify as participating interests, with other financial institutions.  At June 30, 2023, these loans totaled $2.6 billion, of which $1.2 billion had been sold to other financial institutions and $1.4 billion was retained by Old National.  The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.

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
The following table presents the amortized cost basis of financial difficulty modifications at June 30, 2023 that were modified during the three and six months ended June 30, 2023 by class of loans and type of modification:

(dollars in thousands)	Term Extension	Total Class of Loans
Three Months Ended June 30, 2023
Commercial	$1,231	0.0%
Commercial real estate	12,449	0.1%
Total	$13,680	0.0%

Six Months Ended June 30, 2023
Commercial	$18,517	0.2%
Commercial real estate	19,280	0.1%
Total	$37,797	0.1%
Old National closely monitors the performance of financial difficulty modifications to understand the effectiveness of its efforts. The following table presents the performance of loans identified as financial difficulty modifications at June 30, 2023:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Current	Total Loans
June 30, 2023
Commercial	$—	$—	$2,600	$2,600	$15,917	$18,517
Commercial real estate	—	5,537	—	5,537	13,743	19,280
Total	$—	$5,537	$2,600	$8,137	$29,660	$37,797
The following table summarizes the nature of the financial difficulty modifications during the three and six months ended June 30, 2023 by class of loans:

(dollars in thousands)	Weighted- Average Term Extension (in months)
Three Months Ended June 30, 2023
Commercial	7.0
Commercial real estate	6.0
Total	6.1

Six Months Ended June 30, 2023
Commercial	6.8
Commercial real estate	5.8
Total	6.3
There were no payment defaults on these loans subsequent to their modifications during the three and six months ended June 30, 2023. At June 30, 2023, Old National had not committed to lend any material additional funds to the borrowers whose loans were modified due to financial difficulties.

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
Old National does not have any material sub-lease agreements.
The components of lease expense were as follows:

	Affected Line Item in the Statement of Income	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)		2023	2022	2023	2022
Operating lease cost	Occupancy/Equipment expense	$7,469	$8,558	$16,107	$13,666
Finance lease cost:
Amortization of right-of-use assets	Occupancy expense	737	648	1,428	1,323
Interest on lease liabilities	Interest expense	184	103	353	210
Sub-lease income	Occupancy expense	(102)	(174)	(162)	(302)
Total		$8,288	$9,135	$17,726	$14,897
Supplemental balance sheet information related to leases was as follows:

(dollars in thousands)	June 30, 2023	December 31, 2022
Operating Leases
Operating lease right-of-use assets	$184,700	$189,714
Operating lease liabilities	206,178	211,964

Finance Leases
Premises and equipment, net	20,435	10,799
Other borrowings	21,346	13,469

Weighted-Average Remaining Lease Term (in Years)
Operating leases	8.7	9.1
Finance leases	10.5	7.2

Weighted-Average Discount Rate
Operating leases	2.92%	2.88%
Finance leases	3.84%	3.30%

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
(dollars in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,752	$13,705
Operating cash flows from finance leases	353	210
Financing cash flows from finance leases	1,265	1,210
The following table presents a maturity analysis of the Company’s lease liability by lease classification at June 30, 2023:

(dollars in thousands)	Operating Leases	Finance Leases
2023	$15,993	$1,611
2024	31,241	3,278
2025	29,621	3,301
2026	28,575	2,075
2027	27,604	2,079
Thereafter	101,741	13,964
Total undiscounted lease payments	234,775	26,308
Amounts representing interest	(28,597)	(4,962)
Lease liability	$206,178	$21,346

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the changes in the carrying amount of goodwill:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Balance at beginning of period	$1,998,716	$1,997,157	$1,998,716	$1,036,994
Acquisitions and adjustments	—	(5,623)	—	954,540
Balance at end of period	$1,998,716	$1,991,534	$1,998,716	$1,991,534
The decrease in goodwill for the three months ended June 30, 2022 resulted from measurement period adjustments related to the update of fair values of the assets acquired and liabilities assumed in the First Midwest merger. The increase in goodwill for the six months ended June 30, 2022 was due to the First Midwest merger. See Note 3 to the consolidated financial statements for additional detail regarding this transaction.
Old National performed the required annual goodwill impairment test as of August 31, 2022 and there was no impairment.  No events or circumstances since the August 31, 2022 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.

The gross carrying amounts and accumulated amortization of other intangible assets were as follows:

(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
June 30, 2023
Core deposit	$143,511	$(63,521)	$79,990
Customer trust relationships	52,621	(18,452)	34,169
Total other intangible assets	$196,132	$(81,973)	$114,159

December 31, 2022
Core deposit	$170,642	$(80,951)	$89,691
Customer trust relationships	56,243	(19,529)	36,714
Total other intangible assets	$226,885	$(100,480)	$126,405
Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years.
Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. No impairment charges were recorded during the six months ended June 30, 2023 or 2022.  Total amortization expense associated with intangible assets was $6.1 million and $12.2 million for the three and six months ended June 30, 2023, respectively, compared to $7.2 million and $12.0 million for the three and six months ended June 30, 2022, respectively.
Estimated amortization expense for future years is as follows:

(dollars in thousands)
2023 remaining	$11,909
2024	21,239
2025	18,358
2026	15,555
2027	12,867
Thereafter	34,231
Total	$114,159
NOTE 9 – QUALIFIED AFFORDABLE HOUSING PROJECTS AND OTHER TAX CREDIT INVESTMENTS
Old National is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects.  These investments are included in other assets on the balance sheet, with any unfunded commitments included with other liabilities. As of June 30, 2023, Old National expects to recover its remaining investments through the use of the tax credits that are generated by the investments.
The following table summarizes Old National’s investments in qualified affordable housing projects and other tax credit investments:

(dollars in thousands)		June 30, 2023		December 31, 2022
Investment	Accounting Method	Investment	Unfunded Commitment (1)	Investment	Unfunded Commitment
LIHTC	Proportional amortization	$90,164	$53,327	$84,428	$55,754
FHTC	Equity	19,797	10,016	19,316	9,588
NMTC	Consolidation	47,728	—	51,912	—
Renewable Energy	Equity	608	—	1,099	—
Total		$158,297	$63,343	$156,755	$65,342
(1)All commitments will be paid by Old National by December 31, 2027.

The following table summarizes the amortization expense and tax benefit recognized for Old National’s qualified affordable housing projects and other tax credit investments:

(dollars in thousands)	Amortization Expense (1)	Tax Expense (Benefit) Recognized (2)
Three Months Ended June 30, 2023
LIHTC	$1,463	$(1,908)
FHTC	424	(512)
NMTC	2,092	(2,611)
Renewable Energy	246	—
Total	$4,225	$(5,031)

Three Months Ended June 30, 2022
LIHTC	$1,240	$(1,650)
FHTC	215	(263)
NMTC	1,100	(1,375)
Renewable Energy	210	—
Total	$2,765	$(3,288)

Six Months Ended June 30, 2023
LIHTC	$2,927	$(3,817)
FHTC	848	(1,024)
NMTC	4,183	(5,222)
Renewable Energy	492	—
Total	$8,450	$(10,063)

Six Months Ended June 30, 2022
LIHTC	$2,493	$(3,300)
FHTC	420	(514)
NMTC	2,201	(2,750)
Renewable Energy	420	—
Total	$5,534	$(6,564)
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

NOTE 10 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase are secured borrowings.  Old National pledges investment securities to secure these borrowings. The following table presents securities sold under agreements to repurchase and related weighted-average interest rates:

	At or for the Six Months Ended June 30,
(dollars in thousands)	2023	2022
Outstanding at period end	$311,447	$476,173
Average amount outstanding during the period	376,298	458,459
Maximum amount outstanding at any month-end during the period	430,537	509,275
Weighted-average interest rate:
During the period	0.90%	0.08%
At period end	1.14%	0.08%
At December 31, 2022, securities sold under agreements to repurchase totaled $432.8 million with a weighted-average interest rate of 1.31%.
The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At June 30, 2023
	Remaining Contractual Maturity of the Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 days	Total
Repurchase Agreements:
U.S. Treasury and agency securities	$311,447	$—	$—	$—	$311,447
Total	$311,447	$—	$—	$—	$311,447
The fair value of securities pledged to secure repurchase agreements may decline.  Old National has pledged securities valued at 125% of the gross outstanding balance of repurchase agreements at June 30, 2023 to manage this risk.
NOTE 11 – FEDERAL HOME LOAN BANK ADVANCES
The following table summarizes Old National Bank’s FHLB advances:

(dollars in thousands)	June 30, 2023	December 31, 2022
FHLB advances (fixed rates 0.00% to 5.49% and variable rates 5.09% to 5.18%) maturing September 2023 to September 2042	$4,800,528	$3,850,677
Fair value hedge basis adjustments and unamortized prepayment fees	(29,345)	(21,659)
Total	$4,771,183	$3,829,018
FHLB advances had weighted-average rates of 3.23% at June 30, 2023 and 3.15% at December 31, 2022. Certain FHLB advances are collateralized with residential real estate loans at 148%.
At June 30, 2023, total unamortized prepayment fees related to debt modifications completed in prior years totaled $17.2 million, compared to $20.2 million at December 31, 2022.

Contractual maturities of FHLB advances at June 30, 2023 were as follows:

(dollars in thousands)
Due in 2023	$100,000
Due in 2024	25,243
Due in 2025	550,285
Due in 2026	100,000
Thereafter	4,025,000
Fair value hedge basis adjustments and unamortized prepayment fees	(29,345)
Total	$4,771,183

NOTE 12 – OTHER BORROWINGS
The following table summarizes Old National’s other borrowings:

(dollars in thousands)	June 30, 2023	December 31, 2022
Old National Bancorp:
Senior unsecured notes (fixed rate 4.125%) maturing August 2024	$175,000	$175,000
Unamortized debt issuance costs related to senior unsecured notes	(169)	(247)
Subordinated debentures (fixed rate 5.875%) maturing September 2026	150,000	150,000
Junior subordinated debentures (variable rates of 6.86% to 8.88%) maturing July 2031 to September 2037	136,643	136,643
Other basis adjustments	20,785	23,363
Old National Bank:
Finance lease liabilities	21,346	13,469
Subordinated debentures (variable rate 9.66%) maturing October 2025	12,000	12,000
Leveraged loans for NMTC (fixed rates of 1.00% to 1.43%) maturing December 2046 to June 2060	143,745	143,187
Other (1)	155,968	89,588
Total other borrowings	$815,318	$743,003
(1)Includes overnight borrowings to collateralize certain derivative positions totaling $155.1 million at June 30, 2023 and $88.0 million at December 31, 2022.
Contractual maturities of other borrowings at June 30, 2023 were as follows:

(dollars in thousands)
Due in 2023	$156,314
Due in 2024	177,609
Due in 2025	14,696
Due in 2026	151,529
Due in 2027	1,587
Thereafter	292,059
Unamortized debt issuance costs and other basis adjustments	21,524
Total	$815,318
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
The following table summarizes the terms of our outstanding junior subordinated debentures at June 30, 2023:

(dollars in thousands)				Rate at June 30, 2023
Name of Trust	Issuance Date	Issuance Amount	Rate		Maturity Date
Bridgeview Statutory Trust I	July 2001	$15,464	3-month LIBOR plus 3.58%	8.88%	July 31, 2031
Bridgeview Capital Trust II	December 2002	15,464	3-month LIBOR plus 3.35%	8.61%	January 7, 2033
First Midwest Capital Trust I	November 2003	37,825	6.95% fixed	6.95%	December 1, 2033
St. Joseph Capital Trust II	March 2005	5,155	3-month LIBOR plus 1.75%	7.26%	March 17, 2035
Northern States Statutory Trust I	September 2005	10,310	3-month LIBOR plus 1.80%	7.35%	September 15, 2035
Anchor Capital Trust III	August 2005	5,000	3-month LIBOR plus 1.55%	7.09%	September 30, 2035
Great Lakes Statutory Trust II	December 2005	6,186	3-month LIBOR plus 1.40%	6.95%	December 15, 2035
Home Federal Statutory Trust I	September 2006	15,464	3-month LIBOR plus 1.65%	7.20%	September 15, 2036
Monroe Bancorp Capital Trust I	July 2006	3,093	3-month LIBOR plus 1.60%	6.86%	October 7, 2036
Tower Capital Trust 3	December 2006	9,279	3-month LIBOR plus 1.69%	7.19%	March 1, 2037
Monroe Bancorp Statutory Trust II	March 2007	5,155	3-month LIBOR plus 1.60%	7.15%	June 15, 2037
Great Lakes Statutory Trust III	June 2007	8,248	3-month LIBOR plus 1.70%	7.25%	September 15, 2037
Total		$136,643

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
Finance Lease Liabilities
Old National has long-term finance lease liabilities for certain banking centers and equipment totaling $21.3 million at June 30, 2023.  See Note 7 to the consolidated financial statements for a maturity analysis of the Company’s finance lease liabilities.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes within each classification of AOCI, net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sale Debt Securities	Unrealized Gains and Losses on Held-to- Maturity Securities	Gains and Losses on Hedges	Defined Benefit Pension Plans	Total
Three Months Ended June 30, 2023
Balance at beginning of period	$(611,260)	$(106,966)	$9,872	$(4)	$(708,358)
Other comprehensive income (loss) before reclassifications	(90,121)	—	9,840	—	(80,281)
Amounts reclassified from AOCI to income (1)	(12)	3,822	(23,808)	4	(19,994)
Balance at end of period	$(701,393)	$(103,144)	$(4,096)	$—	$(808,633)

Three Months Ended June 30, 2022
Balance at beginning of period	$(314,364)	$(16,727)	$(7,132)	$24	$(338,199)
Other comprehensive income (loss) before reclassifications	(122,776)	(108,266)	(2,578)	—	(233,620)
Amounts reclassified from AOCI to income (1)	65	2,794	(165)	(8)	2,686
Balance at end of period	$(437,075)	$(122,199)	$(9,875)	$16	$(569,133)

Six Months Ended June 30, 2023
Balance at beginning of period	$(642,346)	$(112,664)	$(31,549)	$137	$(786,422)
Other comprehensive income (loss) before reclassifications	(62,902)	1,325	45,825	—	(15,752)
Amounts reclassified from AOCI to income (1)	3,855	8,195	(18,372)	(137)	(6,459)
Balance at end of period	$(701,393)	$(103,144)	$(4,096)	$—	$(808,633)

Six Months Ended June 30, 2022
Balance at beginning of period	$(2,950)	$—	$543	$32	$(2,375)
Other comprehensive income (loss) before reclassifications	(433,929)	(125,229)	(9,748)	—	(568,906)
Amounts reclassified from AOCI to income (1)	(196)	3,030	(670)	(16)	2,148
Balance at end of period	$(437,075)	$(122,199)	$(9,875)	$16	$(569,133)
(1)See table below for details about reclassifications to income.

The following table summarizes the amounts reclassified out of each component of AOCI for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
(dollars in thousands)	2023	2022
Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement of Income
Unrealized gains and losses on available-for-sale securities	$17	$(85)	Debt securities gains (losses), net
	(5)	20	Income tax (expense) benefit
	$12	$(65)	Net income (loss)
Unrealized gains and losses on held-to-maturity securities	$(5,122)	$(3,692)	Interest income (expense)
	1,300	898	Income tax (expense) benefit
	$(3,822)	$(2,794)	Net income (loss)
Gains and losses on hedges Interest rate contracts	$32,112	$219	Interest income (expense)
	(8,304)	(54)	Income tax (expense) benefit
	$23,808	$165	Net income (loss)
Amortization of defined benefit pension items
Actuarial gains (losses)	$(6)	$10	Salaries and employee benefits
	2	(2)	Income tax (expense) benefit
	$(4)	$8	Net income (loss)

Total reclassifications for the period	$19,994	$(2,686)	Net income (loss)
The following table summarizes the amounts reclassified out of each component of AOCI for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(dollars in thousands)	2023	2022
Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement of Income
Unrealized gains and losses on available-for-sale securities	$(5,199)	$257	Debt securities gains (losses), net
	1,344	(61)	Income tax (expense) benefit
	$(3,855)	$196	Net income (loss)
Unrealized gains and losses on held-to-maturity securities	$(10,951)	$(4,002)	Interest income (expense)
	2,756	972	Income tax (expense) benefit
	$(8,195)	$(3,030)	Net income (loss)
Gains and losses on hedges Interest rate contracts	$24,820	$888	Interest income (expense)
	(6,448)	(218)	Income tax (expense) benefit
	$18,372	$670	Net income (loss)
Amortization of defined benefit pension items
Actuarial gains (losses)	$182	$21	Salaries and employee benefits
	(45)	(5)	Income tax (expense) benefit
	$137	$16	Net income (loss)

Total reclassifications for the period	$6,459	$(2,148)	Net income (loss)

NOTE 14 – INCOME TAXES
Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Provision at statutory rate of 21%	$42,510	$29,389	$81,995	$21,766
Tax-exempt income:
Tax-exempt interest	(4,605)	(3,413)	(9,091)	(6,406)
Section 291/265 interest disallowance	532	38	918	66
Company-owned life insurance income	(945)	(938)	(1,572)	(1,656)
Tax-exempt income	(5,018)	(4,313)	(9,745)	(7,996)
State income taxes	8,552	4,085	16,693	758
Interim period effective rate adjustment	993	(3,967)	(723)	3,073
Tax credit investments - federal	(2,526)	(1,292)	(5,051)	(2,561)
Officer compensation limitation	1,040	402	2,080	651
Non-deductible FDIC premiums	2,037	885	4,147	1,371
Other, net	(195)	(225)	(582)	(812)
Income tax expense (benefit)	$47,393	$24,964	$88,814	$16,250
Effective tax rate	23.4%	17.8%	22.8%	15.7%
The provision for income taxes was recorded at June 30, 2023 and 2022 based on the current estimate of the effective annual rate.
The higher effective tax rate during the three and six months ended June 30, 2023 compared to the same periods in 2022 was primarily the result of an increase in pre-tax book income combined with smaller increases in tax-exempt income and tax credits. Other contributing factors were increases in non-deductible officer compensation and non-deductible FDIC premiums as well as the First Midwest merger in February 2022.
Net Deferred Tax Assets
Net deferred tax assets are included in other assets on the balance sheet. At June 30, 2023, net deferred tax assets totaled $431.2 million, compared to $435.8 million at December 31, 2022.
The Company’s retained earnings at June 30, 2023 included an appropriation for acquired thrifts’ tax bad debt allowances totaling $58.6 million for which no provision for federal or state income taxes has been made.  If in the future, this portion of retained earnings were distributed as a result of the liquidation of the Company or its subsidiaries, federal and state income taxes would be imposed at the then applicable rates.
No valuation allowance was recorded at June 30, 2023 or December 31, 2022 because, based on current expectations, Old National believes it will generate sufficient income in future years to realize deferred tax assets.  Old National has federal net operating loss carryforwards totaling $72.7 million at June 30, 2023 and $81.5 million at December 31, 2022.  This federal net operating loss was acquired from the acquisition of Anchor BanCorp Wisconsin Inc. in 2016 and First Midwest in 2022.  If not used, the federal net operating loss carryforwards will begin expiring in 2030 and later.  Old National has recorded state net operating loss carryforwards totaling $118.5 million at June 30, 2023 and $124.4 million at December 31, 2022.  If not used, the state net operating loss carryforwards will expire from 2027 to 2036.
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
Cash Flow Hedges
Interest rate swaps of certain borrowings were designated as cash flow hedges totaling $250.0 million notional amount at June 30, 2023 and $150.0 million notional amount at December 31, 2022. Interest rate collars and floors related to variable-rate commercial loan pools were designated as cash flow hedges totaling $1.4 billion notional amount at June 30, 2023 and $1.9 billion notional amount at December 31, 2022. The hedges were determined to be effective during all periods presented and we expect them to remain effective during the remaining terms.
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
Fair Value Hedges
Interest rate swaps of certain borrowings were designated as fair value hedges totaling $700.0 million notional amount at June 30, 2023 and $300.0 million notional amount at December 31, 2022. Interest rate swaps of certain available-for-sale investment securities were designated as fair value hedges totaling $910.0 million notional amount at both June 30, 2023 and December 31, 2022. The hedges were determined to be effective during all periods presented and we expect them to remain effective during the remaining terms.

The following table summarizes Old National’s derivatives designated as hedges:

	June 30, 2023			December 31, 2022
		Fair Value			Fair Value
(dollars in thousands)	Notional	Assets (1)	Liabilities (2)	Notional	Assets (1)	Liabilities (2)
Cash flow hedges
Interest rate collars and floors on loan pools	$1,400,000	$2,169	$15,563	$1,900,000	$11,764	$47,859
Interest rate swaps on borrowings (3)(4)	250,000	—	—	150,000	—	—
Fair value hedges
Interest rate swaps on investment securities (3)	909,957	—	—	909,957	—	—
Interest rate swaps on borrowings (3)	700,000	—	—	300,000	—	—
Total		$2,169	$15,563		$11,764	$47,859

(1)Derivative assets are included in other assets on the balance sheet.
(2)Derivative liabilities are included in other liabilities on the balance sheet.
(3)The fair values of certain counterparty interest rate swaps are zero due to the settlement of centrally cleared variation margin rules.
(4)Gross totals include maturing LIBOR and replacement SOFR interest rate swaps executed as part of reference rate reform.
The effect of derivative instruments in fair value hedging relationships on the consolidated statements of income were as follows:

(dollars in thousands)					Gain (Loss) Recognized in Income on Related Hedged Items
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Hedged Items in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in in Income on Related Hedged Item
Three Months Ended June 30, 2023
Interest rate contracts	Interest income/(expense)	$(11,101)	Fixed-rate debt	Interest income/(expense)	$10,956
Interest rate contracts	Interest income/(expense)	24,846	Fixed-rate investment securities	Interest income/(expense)	(24,867)
Total		$13,745			$(13,911)

Three Months Ended June 30, 2022
Interest rate contracts	Interest income/(expense)	$(2,524)	Fixed-rate debt	Interest income/(expense)	$2,600
Interest rate contracts	Interest income/(expense)	53,779	Fixed-rate investment securities	Interest income/(expense)	(53,762)
Total		$51,255			$(51,162)

Six Months Ended June 30, 2023
Interest rate contracts	Interest income/(expense)	$(8,948)	Fixed-rate debt	Interest income/(expense)	$8,738
Interest rate contracts	Interest income/(expense)	(38,269)	Fixed-rate investment securities	Interest income/(expense)	38,384
Total		$(47,217)			$47,122

Six Months Ended June 30, 2022
Interest rate contracts	Interest income/(expense)	$(7,357)	Fixed-rate debt	Interest income/(expense)	$7,555
Interest rate contracts	Interest income/(expense)	111,433	Fixed-rate investment securities	Interest income/(expense)	(111,791)
Total		$104,076			$(104,236)

The effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income were as follows:

		Three Months Ended June 30,		Three Months Ended June 30,
(dollars in thousands)		2023	2022	2023	2022
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	Interest income/(expense)	$13,272	$(3,418)	$31,078	$219
		Six Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	Interest income/(expense)	$19,875	$(12,924)	$23,441	$888
Amounts reported in AOCI related to cash flow hedges will be reclassified to interest income or interest expense as interest payments are received or paid on Old National’s derivative instruments.  During the next 12 months, we estimate that $5.6 million will be reclassified to interest income and $8.9 million will be reclassified to interest expense.
Derivatives Not Designated as Hedges
Commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives.  These derivative contracts do not qualify for hedge accounting.  At June 30, 2023, the notional amounts of the interest rate lock commitments were $45.2 million and forward commitments were $61.1 million.  At December 31, 2022, the notional amounts of the interest rate lock commitments were $21.4 million and forward commitments were $30.3 million.  It is our practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans.
Old National also enters into derivative instruments for the benefit of its clients.  At June 30, 2023, the notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $5.6 billion and $8.2 billion, respectively. Derivative instruments as of June 30, 2023 include maturing LIBOR derivative instruments as well as replacement derivative instruments tied to SOFR executed as part of the reference rate reform. The total notional amounts of these replacement derivative instruments were $2.6 billion as of June 30, 2023. Remaining derivative instruments referencing LIBOR will mature after June 30, 2023. At December 31, 2022, customer derivative instruments and offsetting counterparty derivative instruments were $5.2 billion. These derivative contracts do not qualify for hedge accounting.  These instruments include interest rate swaps, caps, and collars.  Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of clients by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.
Old National enters into derivative financial instruments as part of its foreign currency risk management strategies.  These derivative instruments consist of foreign currency forward contracts to accommodate the business needs of its clients.  Old National does not designate these foreign currency forward contracts for hedge accounting treatment.

The following table summarizes Old National’s derivatives not designated as hedges:

	June 30, 2023			December 31, 2022
		Fair Value			Fair Value
(dollars in thousands)	Notional	Assets (1)	Liabilities (2)	Notional	Assets (1)	Liabilities (2)
Interest rate lock commitments	$45,216	$330	$—	$21,401	$93	$—
Forward mortgage loan contracts	61,084	164	—	30,330	32	—
Customer interest rate swaps (4)	5,589,059	5,621	318,890	5,220,363	5,676	326,924
Counterparty interest rate swaps (3)(4)	8,206,655	175,581	5,662	5,220,363	151,111	5,711
Customer foreign currency forward contracts	12,851	441	22	8,341	253	42
Counterparty foreign currency forward contracts	12,894	18	262	8,297	72	168
Total		$182,155	$324,836		$157,237	$332,845

(1)Derivative assets are included in other assets on the balance sheet.
(2)Derivative liabilities are included in other liabilities on the balance sheet.
(3)The fair values of certain counterparty interest rate swaps are zero due to the settlement of centrally cleared variation margin rules.
(4)Gross totals include maturing LIBOR and replacement SOFR interest rate swaps executed as part of reference rate reform.
The effect of derivatives not designated as hedging instruments on the consolidated statements of income were as follows:

		Three Months Ended June 30,
(dollars in thousands)		2023	2022
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Other income/(expense)	$837	$449
Mortgage contracts	Mortgage banking revenue	262	(1,503)
Foreign currency contracts	Other income/(expense)	(12)	65
Total		$1,087	$(989)

		Six Months Ended June 30,
		2023	2022
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Other income/(expense)	$699	$950
Mortgage contracts	Mortgage banking revenue	369	(1,374)
Foreign currency contracts	Other income/(expense)	(13)	38
Total		$1,055	$(386)
(1)Includes the valuation differences between the customer and offsetting swaps.
NOTE 16 – COMMITMENTS, CONTINGENCIES, AND FINANCIAL GUARANTEES
Litigation
At June 30, 2023, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company’s management does not expect that any potential liabilities arising from pending legal matters will have a material adverse effect on the Company’s business, financial position, or results of operations.
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
The following table summarizes Old National Bank’s unfunded loan commitments and standby letters of credit:

(dollars in thousands)	June 30, 2023	December 31, 2022
Unfunded loan commitments	$9,380,354	$8,979,334
Standby letters of credit (1)	182,418	174,070
(1)Notional amount, which represents the maximum amount of future funding requirements. The carrying value was $0.9 million at June 30, 2023 and $0.8 million at December 31, 2022.
At June 30, 2023, approximately 4% of the unfunded loan commitments had fixed rates, with the remainder having floating rates ranging from 0% to 22%.  The allowance for unfunded loan commitments totaled $37.0 million at June 30, 2023 and $32.2 million at December 31, 2022.
Old National is a party in risk participation transactions of interest rate swaps, which had total notional amounts of $441.9 million at June 30, 2023 and $398.9 million at December 31, 2022.
Visa Class B Restricted Shares
In 2008, Old National received Visa Class B restricted shares as part of Visa’s initial public offering.  These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares.  This conversion will not occur until the final settlement of certain litigation for which Visa is indemnified by the holders of Visa’s Class B shares, including Old National.  Visa funded an escrow account from its initial public offering to settle these litigation claims.  Increases in litigation claims requiring Visa to fund the escrow account due to insufficient funds will result in a reduction of the conversion ratio of each Visa Class B share to unrestricted Class A shares.  As of June 30, 2023, the conversion ratio was 1.5902.  Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation, the 65,466 Class B shares that Old National owns at June 30, 2023 are carried at a zero cost basis and are included in other assets with our equity securities that have no readily determinable fair value.
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

Recurring Basis
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at June 30, 2023 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$71,953	$71,953	$—	$—
Investment securities available-for-sale:
U.S. Treasury	312,412	312,412	—	—
U.S. government-sponsored entities and agencies	1,174,356	—	1,174,356	—
Mortgage-backed securities - Agency	4,097,771	—	4,097,771	—
States and political subdivisions	598,782	—	598,782	—
Pooled trust preferred securities	10,994	—	10,994	—
Other securities	306,200	—	306,200	—
Loans held for sale	114,369	—	114,369	—
Derivative assets	184,324	—	184,324	—
Financial Liabilities
Derivative liabilities	340,399	—	340,399	—

		Fair Value Measurements at December 31, 2022 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$52,507	$52,507	$—	$—
Investment securities available-for-sale:
U.S. Treasury	200,927	200,927	—	—
U.S. government-sponsored entities and agencies	1,175,080	—	1,175,080	—
Mortgage-backed securities - Agency	4,369,902	—	4,369,902	—
States and political subdivisions	663,852	—	663,852	—
Pooled trust preferred securities	10,811	—	10,811	—
Other securities	353,140	—	353,140	—
Loans held for sale	11,926	—	11,926	—
Derivative assets	169,001	—	169,001	—
Financial Liabilities
Derivative liabilities	380,704	—	380,704	—
Non-Recurring Basis
Assets measured at fair value at June 30, 2023 on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2023 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Loans:
Commercial loans	$12,615	$—	$—	$12,615
Commercial real estate loans	85,891	—	—	85,891
Foreclosed Assets:
Commercial	1,560	—	—	1,560

Commercial and commercial real estate loans that are deemed collateral dependent are valued using the discounted cash flows.  The liquidation amounts are based on the fair value of the underlying collateral using the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral.  These commercial and commercial real estate loans had a principal amount of $127.9 million, with a valuation allowance of $29.4 million at June 30, 2023.  Old National recorded provision expense associated with these loans totaling $7.9 million and $19.8 million for the three and six months ended June 30, 2023, respectively.  Old National recorded provision expense associated with commercial and commercial real estate loans that were deemed collateral dependent totaling $12.8 million and $28.6 million for the three and six months ended June 30, 2022, respectively.
Other real estate owned and other repossessed property is measured at fair value less costs to sell on a non-recurring basis and had a net carrying amount of $1.6 million at June 30, 2023. There were $0.1 million of write-downs on other real estate owned for the three and six months ended June 30, 2023. There were write-downs totaling $0.1 million and $0.3 million for the three and six months ended June 30, 2022, respectively.
Loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount.  If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value.  Fair value is determined at a tranche level, based on market prices for comparable mortgage servicing contracts when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model utilizes a discount rate, weighted average prepayment speed, and other economic factors that market participants would use in estimating future net servicing income and that can be validated against available market data (Level 2).  There was no valuation allowance for loan servicing rights with impairments at June 30, 2023 and no impairments or recoveries recorded during the three or six months ended June 30, 2023. Old National recorded immaterial recoveries associated with loan servicing rights during the three and six months ended June 30, 2022.
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

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
June 30, 2023
Collateral Dependent Loans
Commercial loans	$12,615	Discounted	Discount for type of property,	9% - 50% (35%)
		cash flow	age of appraisal, and current status
Commercial real estate loans	85,891	Discounted	Discount for type of property,	0% - 45% (13%)
		cash flow	age of appraisal, and current status
Foreclosed Assets
Commercial real estate	1,560	Fair value of	Discount for type of property,	4% - 17% (6%)
		collateral	age of appraisal, and current status
December 31, 2022
Collateral Dependent Loans
Commercial loans	$22,562	Discounted	Discount for type of property,	10% - 47% (28%)
		cash flow	age of appraisal, and current status
Commercial real estate loans	48,026	Discounted	Discount for type of property,	1% - 26% (11%)
		cash flow	age of appraisal, and current status
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
Loans Held For Sale
Old National has elected the fair value option for loans held for sale.  For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status).  None of these loans are 90 days or more past due, nor are any on nonaccrual status.  Interest income for loans held for sale is included in the income statement totaling $0.3 million and $0.5 million for the three and six months ended June 30, 2023, respectively, compared to $0.7 million and $1.2 million for the three and six months ended June 30, 2022, respectively.
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
The difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was as follows:

(dollars in thousands)	Aggregate Fair Value	Difference	Contractual Principal
June 30, 2023
Loans held for sale	$114,369	$387	$113,982
December 31, 2022
Loans held for sale	$11,926	$221	$11,705
Accrued interest at period end is included in the fair value of the instruments.

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value:

(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Three Months Ended June 30, 2023
Loans held for sale	$229	$—	$(7)	$222

Three Months Ended June 30, 2022
Loans held for sale	$278	$9	$—	$287

Six Months Ended June 30, 2023
Loans held for sale	$176	$—	$(10)	$166

Six Months Ended June 30, 2022
Loans held for sale	$(1,065)	$9	$(3)	$(1,059)

Financial Instruments Not Carried at Fair Value
The carrying amounts and estimated exit price fair values of financial instruments not carried at fair value were as follows:

		Fair Value Measurements at June 30, 2023 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$1,197,886	$1,197,886	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	822,517	—	655,446	—
Mortgage-backed securities - Agency	1,070,687	—	928,496	—
State and political subdivisions	1,161,793	—	1,019,116	—
Loans, net:
Commercial	9,569,141	—	—	9,330,160
Commercial real estate	13,312,233	—	—	12,907,098
Residential real estate	6,664,059	—	—	5,831,513
Consumer credit	2,586,485	—	—	2,537,633
Accrued interest receivable	205,198	801	54,449	149,948

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$10,532,838	$10,532,838	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	20,432,813	20,432,813	—	—
Time deposits	5,265,664	—	5,209,887	—
Federal funds purchased and interbank borrowings	136,060	136,060	—	—
Securities sold under agreements to repurchase	311,447	311,447	—	—
FHLB advances	4,771,183	—	4,526,920	—
Other borrowings	815,318	—	781,468	—
Accrued interest payable	42,897	—	42,897	—
Standby letters of credit	949	—	—	949

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$3,621

		Fair Value Measurements at December 31, 2022 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$728,412	$728,412	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	819,168	—	656,358	—
Mortgage-backed securities - Agency	1,106,817	—	982,963	—
State and political subdivisions	1,163,162	—	1,004,361	—
Loans, net:
Commercial	9,386,862	—	—	9,066,583
Commercial real estate	12,317,825	—	—	11,867,851
Residential real estate	6,438,525	—	—	5,372,491
Consumer credit	2,676,758	—	—	2,557,115
Accrued interest receivable	190,521	758	52,081	137,682

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$11,930,798	$11,930,798	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	20,056,252	20,056,252	—	—
Time deposits	3,013,780	—	2,976,389	—
Federal funds purchased and interbank borrowings	581,489	581,489	—	—
Securities sold under agreements to repurchase	432,804	432,804	—	—
FHLB advances	3,829,018	—	3,739,780	—
Other borrowings	743,003	—	703,156	—
Accrued interest payable	19,547	—	19,547	—
Standby letters of credit	755	—	—	755

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$3,666
The methods utilized to measure the fair value of financial instruments at June 30, 2023 and December 31, 2022 represent an approximation of exit price, however, an actual exit price may differ.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is an analysis of our results of operations for the three and six months ended June 30, 2023 and 2022, and financial condition as of June 30, 2023, compared to December 31, 2022.  This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes, as well as our 2022 Annual Report on Form 10-K.
FORWARD-LOOKING STATEMENTS
This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in our future filings with the SEC, in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact and constitute forward‐looking statements within the meaning of the Act. These statements include, but are not limited to, descriptions of Old National’s financial condition, results of operations, asset and credit quality trends, profitability and business plans or opportunities. Forward-looking statements can be identified by the use of the words “anticipate,” “believe,” “contemplate,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “should,” and “will,” and other words of similar meaning. These forward-looking statements express management’s current expectations or forecasts of future events and, by their nature, are subject to risks and uncertainties. There are a number of factors that could cause actual results or outcomes to differ materially from those in such statements. Factors that might cause such a difference include, but are not limited to: competition; government legislation, regulations and policies; the ability of Old National to execute its business plan; unanticipated changes in our liquidity position, including but not limited to changes in our access to sources of liquidity and capital to address our liquidity needs; changes in economic conditions and economic and business uncertainty which could materially impact credit quality trends and the ability to generate loans and gather deposits; inflation and governmental responses to inflation, including increasing interest rates; market, economic, operational, liquidity, credit, and interest rate risks associated with our business; our ability to successfully manage our credit risk and the sufficiency of our allowance for credit losses; uncertainty about the discontinued use of LIBOR and the transition to an alternative rate; the potential impact of future business combinations on our performance and financial condition, including our ability to successfully integrate the businesses and the success of revenue-generating and cost reduction initiatives; failure or circumvention of our internal controls; operational risks or risk management failures by us or critical third parties, including without limitation with respect to data processing, information systems, cybersecurity, technological changes, vendor issues, business interruption, and fraud risks; significant changes in accounting, tax or regulatory practices or requirements; new legal obligations or liabilities; disruptive technologies in payment systems and other services traditionally provided by banks; failure or disruption of our information systems; computer hacking and other cybersecurity threats; the effects of climate change on Old National and its customers, borrowers, or service providers; political and economic uncertainty and instability; the impacts of pandemics, epidemics, and other infectious disease outbreaks; other matters discussed in this report; and other factors identified in filings with the SEC. These forward-looking statements are made only as of the date of this report and are not guarantees of future results, performance, or outcomes.
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
Investors should consider these risks, uncertainties, and other factors in addition to the factors under the heading “Risk Factors” included in our other filings with the SEC.

FINANCIAL HIGHLIGHTS
The following table sets forth certain financial highlights of Old National for the previous five quarters:

	Three Months Ended
(dollars and shares in thousands, except per share data)	June 30,	March 31,	December 31,	September 30,	June 30,
	2023	2023	2022	2022	2022
Income Statement:
Net interest income	$382,171	$381,488	$391,090	$376,589	$337,472
Taxable equivalent adjustment (1) (4)	5,825	5,666	5,378	4,950	4,314
Net interest income - taxable equivalent basis (4)	387,996	387,154	396,468	381,539	341,786
Provision for credit losses (2)	14,787	13,437	11,408	15,490	9,165
Noninterest income	81,629	70,681	165,037	80,385	89,117
Noninterest expense (2)	246,584	250,711	282,675	262,444	277,475
Net income available to common shareholders	$151,003	$142,566	$196,701	$136,119	$110,952
Per Common Share Data:
Weighted average diluted common shares	291,266	292,756	293,131	292,483	291,881
Net income (diluted)	$0.52	$0.49	$0.67	$0.47	$0.38
Cash dividends	0.14	0.14	0.14	$0.14	$0.14
Common dividend payout ratio (3)	27%	29%	21%	30%	37%
Book value	$17.25	$17.24	$16.68	$16.05	$16.51
Stock price	13.94	14.42	17.98	16.47	14.79
Tangible common book value (4)	10.03	9.98	9.42	8.75	9.23
Performance Ratios:
Return on average assets	1.29%	1.25%	1.74%	1.22%	1.01%
Return on average common equity	12.01	11.58	16.77	11.13	9.08
Return on tangible common equity (4)	21.20	20.20	29.25	22.07	17.21
Return on average tangible common equity (4)	21.35	21.03	31.53	20.49	16.93
Net interest margin (4)	3.60	3.69	3.85	3.71	3.33
Efficiency ratio (4)	51.22	52.81	49.12	55.26	62.72
Efficiency ratio (prior presentation) (5)	N/A	N/A	N/A	56.17	62.70
Net charge-offs (recoveries) to average loans	0.13	0.21	0.05	0.10	0.02
Allowance for credit losses on loans to ending loans	0.93	0.94	0.98	0.99	0.97
Allowance for credit losses (6) to ending loans	1.04	1.05	1.08	1.08	1.05
Non-performing loans to ending loans	0.91	0.74	0.81	0.81	0.78
Balance Sheet:
Total loans	$32,432,473	$31,822,374	$31,123,641	$30,528,933	$29,553,648
Total assets	48,496,755	47,842,644	46,763,372	46,215,526	45,748,355
Total deposits	36,231,315	34,917,792	35,000,830	36,053,663	35,538,975
Total borrowed funds	6,034,008	6,740,454	5,586,314	4,264,750	4,384,411
Total shareholders' equity	5,292,095	5,277,426	5,128,595	4,943,383	5,078,783
Capital Ratios:
Risk-based capital ratios:
Tier 1 common equity	10.14%	9.98%	10.03%	9.88%	9.90%
Tier 1	10.79	10.64	10.71	10.58	10.63
Total	12.14	11.96	12.02	11.84	12.03
Leverage ratio (to average assets)	8.59	8.53	8.52	8.26	8.19
Total equity to assets (averages)	10.96	11.00	10.70	11.18	11.22
Tangible common equity to tangible assets (4)	6.33	6.37	6.18	5.82	6.20
Nonfinancial Data:
Full-time equivalent employees	4,021	4,023	3,967	4,008	4,196
Banking centers	256	256	263	263	266
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
(6)Includes the allowance for credit losses on loans and unfunded loan commitments.

The following table sets forth certain financial highlights of Old National for the year-to-date periods:

	Six Months Ended June 30,
(dollars and shares in thousands, except per share data)	2023	2022
Income Statement:
Net interest income	$763,659	$560,257
Taxable equivalent adjustment (1) (4)	11,491	8,086
Net interest income - taxable equivalent basis (4)	775,150	568,343
Provision for credit losses (2)	28,224	117,901
Noninterest income	152,310	154,357
Noninterest expense (2)	497,295	493,064
Net income available to common shareholders	$293,569	$81,349
Per Common Share Data:
Weighted average diluted common shares	291,870	260,253
Net income (diluted)	$1.01	$0.31
Cash dividends	0.28	$0.28
Common dividend payout ratio (3)	28%	90%
Book value	$17.25	$16.51
Stock price	13.94	14.79
Tangible common book value (4)	10.03	9.23
Performance Ratios:
Return on average assets	1.27%	0.43%
Return on average common equity	11.80	3.62
Return on tangible common equity (4)	20.63	6.71
Return on average tangible common equity (4)	21.19	6.84
Net interest margin (4)	3.65	3.13
Efficiency ratio (4)	52.01	66.59
Efficiency ratio (prior presentation) (5)	N/A	68.13
Net charge-offs (recoveries) to average loans	0.17	0.04
Allowance for credit losses on loans to ending loans	0.93	0.97
Allowance for credit losses (6) to ending loans	1.04	1.05
Non-performing loans to ending loans	0.91	0.78
Balance Sheet:
Total loans	$32,432,473	$29,553,648
Total assets	48,496,755	45,748,355
Total deposits	36,231,315	35,538,975
Total borrowed funds	6,034,008	4,384,411
Total shareholders' equity	5,292,095	5,078,783
Capital Ratios:
Risk-based capital ratios:
Tier 1 common equity	10.14%	9.90%
Tier 1	10.79	10.63
Total	12.14	12.03
Leverage ratio (to average assets)	8.59	8.19
Total equity to assets (averages)	10.98	11.57
Tangible common equity to tangible assets (4)	6.33	6.20
Nonfinancial Data:
Full-time equivalent employees	4,021	4,196
Banking centers	256	266
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

The following table presents GAAP to non-GAAP reconciliations for the previous five quarters:

	Three Months Ended
(dollars and shares in thousands, except per share data)	June 30,	March 31,	December 31,	September 30,	June 30,
	2023	2023	2022	2022	2022
Tangible common book value:
Shareholders' common equity	$5,048,376	$5,033,707	$4,884,876	$4,699,664	$4,835,064
Deduct: Goodwill and intangible assets	2,112,875	2,118,935	2,125,121	2,135,792	2,131,815
Tangible shareholders' common equity (1)	$2,935,501	$2,914,772	$2,759,755	$2,563,872	$2,703,249
Period end common shares	292,597	291,922	292,903	292,880	292,893
Tangible common book value (1)	10.03	9.98	9.42	8.75	9.23
Return on tangible common equity:
Net income applicable to common shares	$151,003	$142,566	$196,701	$136,119	$110,952
Add: Intangible amortization (net of tax) (2)	4,545	4,639	5,090	5,317	5,378
Tangible net income (1)	$155,548	$147,205	$201,791	$141,436	$116,330
Tangible shareholders' common equity (1) (see above)	$2,935,501	$2,914,772	$2,759,755	$2,563,872	$2,703,249
Return on tangible common equity (1)	21.20%	20.20%	29.25%	22.07%	17.21%
Return on average tangible common equity:
Tangible net income (1) (see above)	$155,548	$147,205	$201,791	$141,436	$116,330
Average shareholders' common equity	$5,030,083	$4,922,469	$4,692,863	$4,890,434	$4,886,181
Deduct: Average goodwill and intangible assets	2,115,894	2,122,157	2,132,480	2,129,858	2,136,964
Average tangible shareholders' common equity (1)	$2,914,189	$2,800,312	$2,560,383	$2,760,576	$2,749,217
Return on average tangible common equity (1)	21.35%	21.03%	31.53%	20.49%	16.93%
Net interest margin:
Net interest income	$382,171	$381,488	$391,090	$376,589	$337,472
Taxable equivalent adjustment	5,825	5,666	5,378	4,950	4,314
Net interest income - taxable equivalent basis (1)	$387,996	$387,154	$396,468	$381,539	$341,786
Average earning assets	$43,097,198	$41,941,913	$41,206,695	$41,180,026	$41,003,338
Net interest margin (1)	3.60%	3.69%	3.85%	3.71%	3.33%
Efficiency ratio:
Noninterest expense	$246,584	$250,711	$282,675	$262,444	$277,475
Deduct: Intangible amortization expense	6,060	6,186	6,787	7,089	7,170
Adjusted noninterest expense (1)	$240,524	$244,525	$275,888	$255,355	$270,305
Net interest income - taxable equivalent basis (1) (see above)	$387,996	$387,154	$396,468	$381,539	$341,786
Noninterest income	81,629	70,681	165,037	80,385	89,117
Deduct: Debt securities gains (losses), net	17	(5,216)	(173)	(172)	(85)
Adjusted total revenue (1)	$469,608	$463,051	$561,678	$462,096	$430,988
Efficiency ratio (1)	51.22%	52.81%	49.12%	55.26%	62.72%
Tangible common equity to tangible assets:
Tangible shareholders' equity (1) (see above)	$2,935,501	$2,914,772	$2,759,755	$2,563,872	$2,703,249
Assets	$48,496,755	$47,842,644	$46,763,372	$46,215,526	$45,748,355
Deduct: Goodwill and intangible assets	2,112,875	2,118,935	2,125,121	2,135,792	2,131,815
Tangible assets (1)	$46,383,880	$45,723,709	$44,638,251	$44,079,734	$43,616,540
Tangible common equity to tangible assets (1)	6.33%	6.37%	6.18%	5.82%	6.20%
(1)Represents a non-GAAP financial measure.
(2)Calculated using management’s estimate of the annual fully taxable equivalent rates (federal and state).

The following table presents GAAP to non-GAAP reconciliations for the year-to-date periods:

	Six Months Ended June 30,
(dollars and shares in thousands, except per share data)	2023	2022
Tangible common book value:
Shareholders' common equity	$5,048,376	$4,835,064
Deduct: Goodwill and intangible assets	2,112,875	2,131,815
Tangible shareholders' common equity (1)	$2,935,501	$2,703,249
Period end common shares	292,597	292,893
Tangible common book value (1)	10.03	9.23
Return on tangible common equity:
Net income applicable to common shares	$293,569	$81,349
Add: Intangible amortization (net of tax) (2)	9,184	9,311
Tangible net income (1)	$302,753	$90,660
Tangible shareholders' common equity (1) (see above)	$2,935,501	$2,703,249
Return on tangible common equity (1)	20.63%	6.71%
Return on average tangible common equity:
Tangible net income (1) (see above)	$302,753	$90,660
Average shareholders' common equity	$4,976,573	$4,495,862
Deduct: Average goodwill and intangible assets	2,119,008	1,845,422
Average tangible shareholders' common equity (1)	$2,857,565	$2,650,440
Return on average tangible common equity (1)	21.19%	6.84%
Net interest margin:
Net interest income	$763,659	$560,257
Taxable equivalent adjustment	11,491	8,086
Net interest income - taxable equivalent basis (1)	$775,150	$568,343
Average earning assets	$42,522,747	$36,269,744
Net interest margin (1)	3.65%	3.13%
Efficiency ratio:
Noninterest expense	$497,295	$493,064
Deduct: Intangible amortization expense	12,246	11,981
Adjusted noninterest expense (1)	$485,049	$481,083
Net interest income - taxable equivalent basis (1) (see above)	$775,150	$568,343
Noninterest income	152,310	154,357
Deduct: Debt securities gains (losses), net	(5,199)	257
Adjusted total revenue (1)	$932,659	$722,443
Efficiency ratio (1)	52.01%	66.59%
Tangible common equity to tangible assets:
Tangible shareholders' equity (1) (see above)	$2,935,501	$2,703,249
Assets	$48,496,755	$45,748,355
Deduct: Goodwill and intangible assets	2,112,875	2,131,815
Tangible assets (1)	$46,383,880	$43,616,540
Tangible common equity to tangible assets (1)	6.33%	6.20%
(1)Represents a non-GAAP financial measure.
(2)Calculated using management’s estimate of the annual fully taxable equivalent rates (federal and state).

EXECUTIVE SUMMARY
Old National is the sixth largest commercial bank headquartered in the Midwest by asset size with consolidated assets of approximately $48 billion at June 30, 2023.  The Company’s corporate headquarters and principal executive office is located in Evansville, Indiana with commercial and consumer banking operations headquartered in Chicago, Illinois. Old National, through Old National Bank, provides a wide range of banking services throughout the Midwest region, including commercial and consumer loan and depository services, as well as other traditional banking services.  Old National also provides services to supplement its traditional banking business including fiduciary and wealth management services, investment and brokerage services, investment consulting, and other financial services.
Net income applicable to common shareholders for the second quarter of 2023 was $151.0 million, or $0.52 per diluted common share, compared to $142.6 million, or $0.49 per diluted common share, for the first quarter of 2023.
Results for the second quarter of 2023 were impacted by $3.4 million of expenses related to the tragic April 10 event at our downtown Louisville location (“Louisville expenses”), $2.4 million of merger-related charges, and pre-tax charges of $0.2 million for property optimization. The first quarter of 2023 was impacted by merger-related charges of $14.6 million, $5.2 million of debt securities losses, and $1.3 million of property optimization costs.
We achieved strong results during the second quarter of 2023, including growth in total deposits and loans, increased revenue, stable credit quality, and disciplined expense management.
Deposits:  Period-end total deposits increased $1.3 billion, or 4%, to $36.2 billion, reflecting continued efforts to compete for new client relationships as well as seasonal patterns in public funds compared to March 31, 2023.
Loans:  Our loan balances, excluding loans held for sale, increased $610.1 million to $32.4 billion at June 30, 2023 compared to March 31, 2023.  This was primarily driven by disciplined commercial real estate loan growth.
Net Interest Income: Net interest income increased $0.7 million to $382.2 million compared to the first quarter of 2023 driven by loan growth, the higher rate environment, and more days in the quarter, which were partly offset by higher funding costs and lower accretion income on loans.
Provision for Credit Losses:  Provision for credit losses increased $1.4 million to $14.8 million compared to the first quarter of 2023 reflecting loan and unfunded commitment growth, as well as economic factors.
Noninterest Income:  Noninterest income increased $10.9 million to $81.6 million compared to the first quarter of 2023 reflecting $5.2 million of net debt securities losses in the first quarter of 2023. The remaining change was driven by higher service charges on deposit accounts, debit card and ATM fees, mortgage banking revenue, company-owned life insurance income, and other income.
Noninterest Expense:  Noninterest expense decreased $4.1 million compared to the first quarter of 2023. Noninterest expense included $2.4 million of merger-related expenses and $0.2 million of property optimization expenses, compared to $14.6 million and $1.3 million, respectively, in the first quarter of 2023. In addition, the second quarter of 2023 was impacted by $3.4 million of Louisville expenses. Excluding these expenses, noninterest expense increased $5.8 million compared to the first quarter of 2023 primarily due to higher salary and employee benefits resulting from performance-driven incentive accruals.

RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National:

(dollars in thousands, except per share data)	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022
Income Statement Summary:
Net interest income	$382,171	$337,472	13.2%	$763,659	$560,257	36.3%
Provision for credit losses	14,787	9,165	61.3	28,224	117,901	(76.1)
Noninterest income	81,629	89,117	(8.4)	152,310	154,357	(1.3)
Noninterest expense	246,584	277,475	(11.1)	497,295	493,064	0.9
Net income applicable to common shareholders	151,003	110,952	36.1	293,569	81,349	260.9
Net income per common share - diluted	0.52	0.38	36.8	1.01	0.31	225.8
Other Data:
Return on average common equity	12.01%	9.08%		11.80%	3.62%
Return on tangible common equity (1)	21.20	17.21		20.63	6.71
Return on average tangible common equity (1)	21.35	16.93		21.19	6.84
Efficiency ratio (1)	51.22	62.72		52.01	66.59
Efficiency ratio (prior presentation) (2)	N/A	62.70		N/A	68.13
Tier 1 leverage ratio	8.59	8.19		8.59	8.19
Net charge-offs (recoveries) to average loans	0.13	0.02		0.17	0.04
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
Net Interest Income
Net interest income is the most significant component of our earnings, comprising 83% of revenues for the six months ended June 30, 2023.  Net interest income and net interest margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations.  Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of interest-earning assets and interest-bearing liabilities.
Interest rates increased during the second quarter of 2023. The Federal Reserve’s Federal Funds Rate is currently in a target range of 5.00% to 5.25%, with the Effective Federal Funds Rate increasing 25 basis points from March 31, 2023 to 5.08% at June 30, 2023. Management actively takes balance sheet restructuring, derivative, and deposit pricing actions to help mitigate interest rate risk. See the section of this Item 7 titled “Market Risk” for additional information regarding this risk.
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

(Tax equivalent basis, dollars in thousands)	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
Earning Assets	Average Balance	Income (1)/ Expense	Yield/ Rate	Average Balance	Income (1)/ Expense	Yield/ Rate
Money market and other interest-earning investments	$724,601	$8,966	4.96%	$1,088,005	$1,830	0.67%
Investment securities:
Treasury and government sponsored agencies	2,222,269	19,355	3.48%	2,487,717	11,818	1.90%
Mortgage-backed securities	5,301,084	34,291	2.59%	6,008,470	33,534	2.23%
States and political subdivisions	1,768,897	14,396	3.26%	1,834,189	14,571	3.18%
Other securities	824,482	9,995	4.85%	723,279	5,467	3.02%
Total investment securities	10,116,732	78,037	3.09%	11,053,655	65,390	2.37%
Loans: (2)
Commercial	9,862,728	163,721	6.64%	8,692,646	95,743	4.36%
Commercial real estate	13,164,390	199,287	6.06%	11,547,958	113,545	3.89%
Residential real estate loans	6,643,254	60,717	3.66%	5,905,151	51,686	3.50%
Consumer	2,585,493	39,999	6.21%	2,715,923	30,478	4.50%
Total loans	32,255,865	463,724	5.75%	28,861,678	291,452	4.01%
Total earning assets	43,097,198	$550,727	5.11%	41,003,338	$358,672	3.48%
Deduct: Allowance for credit losses on loans	(301,311)			(282,943)
Non-Earning Assets
Cash and due from banks	418,972			277,283
Other assets	4,884,694			4,735,701
Total assets	$48,099,553			$45,733,379

Interest-Bearing Liabilities
Checking and NOW	$7,881,863	$24,358	1.24%	$8,445,683	$1,786	0.08%
Savings	5,785,603	3,247	0.23%	6,835,675	673	0.04%
Money market	6,084,963	35,357	2.33%	5,317,300	1,027	0.08%
Time deposits	4,628,426	38,012	3.29%	2,499,445	1,701	0.27%
Total interest-bearing deposits	24,380,855	100,974	1.66%	23,098,103	5,187	0.09%
Federal funds purchased and interbank borrowings	441,145	5,655	5.14%	1,222	2	0.47%
Securities sold under agreements to repurchase	340,178	900	1.06%	466,885	85	0.07%
FHLB advances	5,283,728	45,088	3.42%	3,053,423	6,925	0.91%
Other borrowings	796,536	10,114	5.09%	611,772	4,687	3.06%
Total borrowed funds	6,861,587	61,757	3.61%	4,133,302	11,699	1.14%
Total interest-bearing liabilities	$31,242,442	$162,731	2.09%	$27,231,405	$16,886	0.25%

Noninterest-Bearing Liabilities and Shareholders' Equity
Demand deposits	$10,741,646			$12,714,946
Other liabilities	841,663			657,128
Shareholders' equity	5,273,802			5,129,900
Total liabilities and shareholders' equity	$48,099,553			$45,733,379

Net interest income - taxable equivalent basis		$387,996	3.60%		$341,786	3.33%
Taxable equivalent adjustment		(5,825)			(4,314)
Net interest income (GAAP)		$382,171	3.55%		$337,472	3.29%
(1)Interest income is reflected on a fully taxable equivalent basis.
(2)Includes loans held for sale.

(Tax equivalent basis, dollars in thousands)	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
Earning Assets	Average Balance	Income (1)/ Expense	Yield/ Rate	Average Balance	Income (1)/ Expense	Yield/ Rate
Money market and other interest-earning investments	$611,903	$12,064	3.98%	$1,211,518	$2,138	0.36%
Investment securities:
Treasury and government sponsored agencies	2,209,916	35,886	3.25%	2,342,401	20,038	1.71%
Mortgage-backed securities	5,364,788	69,381	2.59%	5,441,902	57,910	2.13%
States and political subdivisions	1,788,498	29,086	3.25%	1,786,684	28,208	3.16%
Other securities	781,549	18,599	4.76%	664,741	9,611	2.89%
Total investment securities	10,144,751	152,952	3.02%	10,235,728	115,767	2.26%
Loans: (2)
Commercial	9,661,029	311,341	6.45%	7,301,008	151,026	4.11%
Commercial real estate	12,910,787	378,762	5.87%	10,156,292	190,952	3.74%
Residential real estate loans	6,582,982	118,817	3.61%	4,953,222	85,673	3.46%
Consumer	2,611,295	78,106	6.03%	2,411,976	52,393	4.38%
Total loans	31,766,093	887,026	5.59%	24,822,498	480,044	3.86%
Total earning assets	42,522,747	$1,052,042	4.95%	36,269,744	$597,949	3.29%
Deduct: Allowance for credit losses on loans	(302,844)			(225,876)
Non-Earning Assets
Cash and due from banks	428,370			273,083
Other assets	4,895,843			4,111,637
Total assets	$47,544,116			$40,428,588

Interest-Bearing Liabilities
Checking and NOW	$7,934,927	$43,717	1.11%	$7,619,757	$2,381	0.06%
Savings	5,983,407	5,477	0.18%	6,073,081	1,262	0.04%
Money market	5,864,351	55,368	1.90%	4,552,241	1,719	0.08%
Time deposits	4,096,369	59,005	2.90%	2,124,382	3,019	0.29%
Total interest-bearing deposits	23,879,054	163,567	1.38%	20,369,461	8,381	0.08%
Federal funds purchased and interbank borrowings	430,278	10,494	4.92%	1,168	2	0.25%
Securities sold under agreements to repurchase	376,298	1,679	0.90%	458,459	181	0.08%
FHLB advances	4,781,326	83,084	3.50%	2,822,984	12,888	0.92%
Other borrowings	788,921	18,068	4.62%	522,599	8,154	3.12%
Total borrowed funds	6,376,823	113,325	3.58%	3,805,210	21,225	1.12%
Total interest-bearing liabilities	$30,255,877	$276,892	1.85%	$24,174,671	$29,606	0.25%

Noninterest-Bearing Liabilities and Shareholders' Equity
Demand deposits	$11,131,789			$11,014,359
Other liabilities	936,158			562,882
Shareholders' equity	5,220,292			4,676,676
Total liabilities and shareholders' equity	$47,544,116			$40,428,588

Net interest income - taxable equivalent basis		$775,150	3.65%		$568,343	3.13%
Taxable equivalent adjustment		(11,491)			(8,086)
Net interest income (GAAP)		$763,659	3.59%		$560,257	3.09%
(1)Interest income is reflected on a fully taxable equivalent basis.
(2)Includes loans held for sale.

The following table presents the dollar amount of changes in taxable equivalent net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid.

	From Three Months Ended June 30, 2022 to Three Months Ended June 30, 2023			From Six Months Ended June 30, 2022 to Six Months Ended June 30, 2023
	Total Change (1)	Attributed to		Total Change (1)	Attributed to
(dollars in thousands)		Volume	Rate		Volume	Rate
Interest Income
Money market and other interest-earning investments	$7,136	$(2,571)	$9,707	$9,926	$(6,535)	$16,461
Investment securities (2)	12,647	(6,385)	19,032	37,185	(1,201)	38,386
Loans (3)	172,272	40,306	131,966	406,982	163,213	243,769
Total interest income	192,055	31,350	160,705	454,093	155,477	298,616
Interest Expense
Checking and NOW deposits	22,572	(1,017)	23,589	41,336	713	40,623
Savings deposits	2,574	(351)	2,925	4,215	(97)	4,312
Money market deposits	34,330	2,287	32,043	53,649	6,375	47,274
Time deposits	36,311	9,439	26,872	55,986	15,561	40,425
Federal funds purchased and interbank borrowings	5,653	3,078	2,575	10,492	5,496	4,996
Securities sold under agreements to repurchase	815	(181)	996	1,498	(208)	1,706
FHLB advances	38,163	12,026	26,137	70,196	21,373	48,823
Other borrowings	5,427	1,866	3,561	9,914	5,070	4,844
Total interest expense	145,845	27,147	118,698	247,286	54,283	193,003
Net interest income	$46,210	$4,203	$42,007	$206,807	$101,194	$105,613
(1)The variance not solely due to rate or volume is allocated equally between the rate and volume variances.
(2)Interest income on investment securities includes taxable equivalent adjustments of $2.9 million and $5.9 million during the three and six months ended June 30, 2023, respectively, using the federal statutory rate in effect of 21%.
(3)Interest income on loans includes taxable equivalent adjustments of $2.9 million and $5.6 million during the three and six months ended June 30, 2023, respectively, using the federal statutory rate in effect of 21%.
The increase in net interest income for the three and six months ended June 30, 2023 when compared to the same periods in 2022 was primarily due to higher rates and loan growth. Partially offsetting these increases were higher costs of average interest-bearing liabilities, higher average interest-bearing liabilities, and lower accretion income. Accretion income associated with acquired loans and borrowings totaled $6.6 million and $14.5 million in the three and six months ended June 30, 2023, respectively, compared to $35.0 million and $50.8 million in the three and six months ended June 30, 2022, respectively.
The increase in the net interest margin on a fully taxable equivalent basis for the three and six months ended June 30, 2023 when compared to the same periods in 2022 was primarily due to higher yields on interest earning assets, partially offset by higher costs of interest-bearing liabilities. The yield on interest earning assets increased 163 basis points and the cost of interest-bearing liabilities increased 184 basis points in the quarterly year-over-year comparison.  The yield on interest earning assets increased 166 basis points and the cost of interest-bearing liabilities increased 160 basis points in the six months ended June 30, 2023 when compared to the six months ended June 30, 2022.  Accretion income represented 6 basis points and 7 basis points of the net interest margin in the three and six months ended June 30, 2023, respectively, compared to 34 basis points and 28 basis points in the three and six months ended June 30, 2022, respectively.
Average earning assets were $43.1 billion and $41.0 billion for the three months ended June 30, 2023 and 2022, respectively, an increase of $2.1 billion, or 5%. The increase in average earning assets for the three months ended June 30, 2023 when compared to the three months ended June 30, 2022 was primarily due to strong commercial and commercial real estate loan growth. Average earning assets were $42.5 billion and $36.3 billion for the six months ended June 30, 2023 and 2022, respectively, an increase of $6.3 billion, or 17%. The increase in average earning assets for the six months ended June 30, 2023 when compared to the six months ended June 30, 2022 was primarily due to the merger with First Midwest and strong loan growth.

Average loans including loans held for sale increased $3.4 billion and $6.9 billion for the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022. The increase in average loans for the three months ended June 30, 2023 when compared to the three months ended June 30, 2022 was primarily due to strong commercial and commercial real estate loan growth. The increase in average loans for the six months ended June 30, 2023 when compared to the six months ended June 30, 2022 was primarily due to the merger with First Midwest and strong loan growth.
Average investments decreased $936.9 million and $91.0 million for the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022. The decrease in average investments for the three months ended June 30, 2023 when compared to the three months ended June 30, 2022 reflected the utilization of securities cash flows to fund loan growth.
Average noninterest-bearing deposits decreased $2.0 billion while average interest-bearing deposits increased $1.3 billion for the three months ended June 30, 2023 when compared to the same period in 2022 reflecting growth and a mix shift as a result of the current rate environment. Average noninterest-bearing and interest-bearing deposits increased $117.4 million and $3.5 billion, respectively, for the six months ended June 30, 2023 when compared to the six months ended June 30, 2022 primarily due to the First Midwest merger.
Average borrowed funds increased $2.7 billion and $2.6 billion for the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022.
Provision for Credit Losses
The following table details the components of the provision for credit losses:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(dollars in thousands)	2023	2022	Change	2023	2022	Change
Provision for credit losses on loans	$11,936	$9,254	29.0%	$23,405	$106,663	(78.1)%
Provision (release) for credit losses on unfunded loan commitments	2,851	(80)	N/M	4,819	11,087	(56.5)
Provision for credit losses on held-to- maturity securities	—	(9)	(100.0)	—	151	(100.0)
Total provision for credit losses	$14,787	$9,165	61.3%	$28,224	$117,901	(76.1)%

Net (charge-offs) recoveries on non-PCD loans	$(4,689)	$(111)	N/M %	$(8,727)	$19	N/M %
Net (charge-offs) recoveries on PCD loans	(5,403)	(1,647)	228.1	(17,794)	(4,551)	291.0
Total net (charge-offs) recoveries on loans	$(10,092)	$(1,758)	474.1%	$(26,521)	$(4,532)	485.2%
The provision for credit losses on loans in the six months ended June 30, 2022 included $96.3 million to establish an allowance for credit losses on non-PCD loans acquired in the First Midwest merger. The provision for credit losses on unfunded loan commitments in the six months ended June 30, 2022 included $11.0 million for unfunded loan commitments acquired in the First Midwest merger. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, provision expense may be volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.

Noninterest Income
We generate revenues in the form of noninterest income through client fees, sales commissions, and gains and losses from our core banking franchise and other related businesses, such as wealth management, investment consulting, and investment products.  The following table details the components in noninterest income:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(dollars in thousands)	2023	2022	Change	2023	2022	Change
Wealth and investment services fees	$26,521	$27,872	(4.8)%	$53,441	$49,824	7.3%
Service charges on deposit accounts	17,751	20,324	(12.7)	34,754	34,350	1.2
Debit card and ATM fees	10,653	11,222	(5.1)	20,635	18,821	9.6
Mortgage banking revenue	4,165	6,522	(36.1)	7,565	13,767	(45.0)
Capital markets income	6,173	7,261	(15.0)	13,112	11,703	12.0
Company-owned life insurance	4,698	4,571	2.8	7,884	8,095	(2.6)
Debt securities gains (losses), net	17	(85)	(120.0)	(5,199)	257	N/M
Other income	11,651	11,430	1.9	20,118	17,540	14.7
Total noninterest income	$81,629	$89,117	(8.4)%	$152,310	$154,357	(1.3)%
Noninterest income decreased $7.5 million for the three months ended June 30, 2023 compared to the same period in 2022 primarily due to lower service charges on deposit accounts, mortgage banking revenue, wealth and investment services fees, and capital markets income. Noninterest income decreased $2.0 million for the six months ended June 30, 2023 compared to the same period in 2022 primarily due to $5.2 million of net losses on sales of debt securities in the six months ended June 30, 2023 and lower mortgage banking revenue, partially offset by the full-period 2023 impact of the First Midwest merger which occurred in February of 2022.
Wealth and investment services fees decreased $1.4 million for the three months ended June 30, 2023 compared to the same period in 2022 primarily due to lower market conditions and product fees. Wealth and investment services fees increased $3.6 million for the six months ended June 30, 2023 compared to the same period in 2022 primarily due to the full-period 2023 impact of the First Midwest merger which occurred in February of 2022.
Service charges on deposit accounts for the three and six months ended June 30, 2023 were impacted by several enhancements to overdraft protection programs implemented in late 2022 to provide clients with more flexibility. The changes included the elimination of the non-sufficient fund (“NSF”) fee when an item is returned, among other modifications that benefit consumers. The impact of these enhancements for the six months ended June 30, 2023 compared to the same period in 2022 was more than offset by increased service charges on deposit accounts due to the full-period 2023 impact of the First Midwest merger which occurred in February of 2022.
Mortgage banking revenue decreased $2.4 million and $6.2 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 primarily due to the higher rate environment and lower gain on sale margins.
Capital markets income decreased $1.1 million for the three months ended June 30, 2023 compared to the same period in 2022 primarily due to lower levels of commercial client interest rate swap fees, partially offset by higher foreign currency exchange fees. Capital markets income increased $1.4 million for the six months ended June 30, 2023 compared to the same period in 2022 primarily due to the full-period 2023 impact of the First Midwest merger which occurred in February of 2022.

Noninterest Expense
The following table details the components in noninterest expense:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(dollars in thousands)	2023	2022	Change	2023	2022	Change
Salaries and employee benefits	$135,810	$161,817	(16.1)%	$273,174	$285,964	(4.5)%
Occupancy	26,085	26,496	(1.6)	54,367	47,515	14.4
Equipment	7,721	7,550	2.3	15,110	12,718	18.8
Marketing	9,833	9,119	7.8	19,250	13,395	43.7
Technology	20,056	25,883	(22.5)	39,258	44,645	(12.1)
Communication	4,232	5,878	(28.0)	8,693	9,295	(6.5)
Professional fees	6,397	6,336	1.0	13,129	26,127	(49.7)
FDIC assessment	9,624	4,699	104.8	20,028	7,274	175.3
Amortization of intangibles	6,060	7,170	(15.5)	12,246	11,981	2.2
Amortization of tax credit investments	2,762	1,525	81.1	5,523	3,041	81.6
Property optimization	242	—	N/A	1,559	—	N/A
Other expense	17,762	21,002	(15.4)	34,958	31,109	12.4
Total noninterest expense	$246,584	$277,475	(11.1)%	$497,295	$493,064	0.9%
Noninterest expense decreased $30.9 million for the three months ended June 30, 2023 compared to the same period in 2022. Noninterest expense included $2.4 million of merger-related expenses for the three months ended June 30, 2023, compared to $36.6 million for the three months ended June 30, 2022. In addition, noninterest expense for the three months ended June 30, 2023 included $3.4 million of Louisville expenses and $0.2 million for property optimization. Excluding these expenses, noninterest expense for the three months ended June 30, 2023 was stable compared to the same period in 2022 as fully achieved merger related costs were substantially offset by marketing campaigns and higher FDIC assessment expense.
Noninterest expense increased $4.2 million for the six months ended June 30, 2023 compared to the same period in 2022. Noninterest expense included merger-related expenses totaled $16.9 million for the six months ended June 30, 2023, compared to $77.9 million for the six months ended June 30, 2022. In addition, noninterest expense for the six months ended June 30, 2023 included $3.4 million of Louisville expenses and $1.6 million for property optimization. Excluding these expenses, noninterest expense for the six months ended June 30, 2023 increased $60.3 million, reflective of the additional operating costs associated with the full-period 2023 impact of the First Midwest merger which occurred in February of 2022, marketing campaigns, and higher FDIC assessment expense.
FDIC assessment expense increased $4.9 million and $12.8 million for the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022 primarily due to higher assessment rates and deposit balances.
Amortization of tax credit investments increased $1.2 million and $2.5 million for the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022. The recognition of tax credit amortization expense is contingent upon the successful completion of the rehabilitation of a historic building or completion of a solar project within the reporting period. Many factors including weather, labor availability, building regulations, inspections, and other unexpected construction delays related to a rehabilitation project can cause a project to exceed its estimated completion date.  See Note 9 to the consolidated financial statements for additional information on our tax credit investments.
FDIC Special Assessment Proposed Rule
On May 11, 2023, the Federal Deposit Insurance Corporation (“FDIC”) released a proposed rule that would impose special assessments to recover the losses to the deposit insurance fund (“DIF”) resulting from the FDIC’s use, in March 2023, of the systemic risk exception to the least-cost resolution test under the Federal Deposit Insurance Act in connection with the receiverships of Silicon Valley Bank and Signature Bank. The FDIC stated that it currently estimates those assessed losses to total $15.8 billion and that the amount of the special assessments would be adjusted as the loss estimate changes. Under the proposed rule, the assessment base would be an insured depository institution’s (“IDI”) estimated uninsured deposits, as reported in the IDI’s December 31, 2022 Call Report, excluding the first $5 billion in estimated uninsured deposits. The special assessments would be collected at an annual rate of approximately 12.5 basis points per year (3.13 basis points per quarter) over eight quarters in 2024 and 2025, with the first assessment period beginning January 1, 2024 (with the first assessment payment due by June 28, 2024). Under the proposed rule, the estimated loss pursuant to the systemic risk determination would be periodically adjusted, and the FDIC would retain the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. In its December 31, 2022 Call Report, Old National Bank reported estimated uninsured deposits of approximately $12.0 billion. Old National expects the special assessments would be tax deductible. Although the proposal could be changed and the timing of accounting recognition is still under consideration, if the assessments, as proposed, were recorded as an expense in a single quarter, the estimated $17 million expense would significantly affect noninterest expense and results of operations for that quarter.
Provision for Income Taxes
We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes.  The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by a tax benefit from our tax credit investments and interest on tax-exempt securities and loans.  The effective tax rate was 23.4% for the three months ended June 30, 2023, compared to 17.8% for the same period in 2022.  The effective tax rate was 22.8% for the six months ended June 30, 2023, compared to 15.7% for the same period in 2022.  In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at June 30, 2023 based on the current estimate of the effective annual rate.  The higher effective tax rate during the three and six months ended June 30, 2023 compared to the same periods in 2022 was primarily the result of an increase in pre-tax book income combined with smaller increases in tax-exempt income and tax credits. Other contributing factors were increases in non-deductible officer compensation and non-deductible FDIC premiums as well as the First Midwest merger in February 2022. See Note 14 to the consolidated financial statements for additional information.
FINANCIAL CONDITION
Overview
At June 30, 2023, our assets were $48.5 billion, a $1.7 billion increase compared to assets of $46.8 billion at December 31, 2022.  The increase was driven by disciplined loan growth and higher cash balances funded through higher deposits and borrowings.
Earning Assets
Our earning assets are comprised of investment securities, portfolio loans, loans held for sale, money market investments, interest earning accounts with the Federal Reserve, and equity securities.  Earning assets were $43.3 billion at June 30, 2023, a $1.7 billion increase compared to earning assets of $41.6 billion at December 31, 2022 driven primarily by loan growth.
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
Equity securities are recorded at fair value and totaled $72.0 million at June 30, 2023 compared to $52.5 million at December 31, 2022.
The investment securities portfolio, including equity securities, was $10.0 billion at June 30, 2023 compared to $10.2 billion at December 31, 2022.  Investment securities represented 23% of earning assets at June 30, 2023, compared to 25% at December 31, 2022.  At June 30, 2023, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.
The investment securities available-for-sale portfolio had net unrealized losses of $934.7 million at June 30, 2023, compared to net unrealized losses of $844.4 million at December 31, 2022.  The investment securities held-to-maturity portfolio had net unrealized losses of $451.9 million at June 30, 2023, compared to net unrealized losses of

$445.5 million at December 31, 2022. Net unrealized losses increased from December 31, 2022 to June 30, 2023 primarily due to higher market interest rates.
The investment securities available-for-sale portfolio including securities hedges had an effective duration of 4.43 at June 30, 2023, compared to 4.57 at December 31, 2022.  The total investment securities portfolio had an effective duration of 5.52 at June 30, 2023, compared to 6.45 at December 31, 2022. Effective duration represents the percentage change in the fair value of the portfolio in response to a change in interest rates and is used to evaluate the portfolio’s price volatility at a single point in time.  Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage.  The annualized average yields on investment securities, on a taxable equivalent basis, were 3.09% and 3.02% for the three and six months ended June 30, 2023, respectively, compared to 2.37% and 2.26% for the three and six months ended June 30, 2022, respectively.
Loan Portfolio
The following table presents the composition of the loan portfolio:

(dollars in thousands)	June 30, 2023	December 31, 2022	$ Change	% Change
Commercial	$9,698,241	$9,508,904	$189,337	2%
Commercial real estate	13,450,209	12,457,070	993,139	8
Residential real estate	6,684,480	6,460,441	224,039	3
Consumer	2,599,543	2,697,226	(97,683)	(4)
Total loans	$32,432,473	$31,123,641	$1,308,832	4%
Commercial and Commercial Real Estate Loans
Commercial and commercial real estate loans are the largest classifications within earning assets, representing 53% of earning assets at both June 30, 2023 and December 31, 2022.  The increase in commercial and commercial real estate loans at June 30, 2023 compared to December 31, 2022 was driven by disciplined loan production that was well balanced across our market footprint and product lines.

The following table provides detail on commercial loans by industry classification (as defined by the North American Industry Classification System) and by loan size.

	June 30, 2023			December 31, 2022
(dollars in thousands)	Outstanding	Exposure(1)	Nonaccrual	Outstanding	Exposure(1)	Nonaccrual
By Industry:
Manufacturing	$1,803,303	$2,970,373	$6,901	$1,757,907	$2,803,883	$2,464
Health care and social assistance	1,360,925	1,776,461	7,523	1,588,392	2,043,105	11,806
Wholesale trade	806,904	1,519,782	4,860	857,400	1,552,985	2,895
Real estate rental and leasing	670,100	1,010,194	1,107	642,511	962,549	1,135
Construction	630,504	1,441,527	4,386	556,913	1,307,582	1,517
Finance and insurance	576,081	934,986	8	484,532	858,391	17
Professional, scientific, and technical services	538,952	866,853	4,571	507,940	832,407	4,735
Transportation and warehousing	439,015	681,702	3,831	422,643	633,267	3,496
Retail trade	406,320	699,800	7,394	332,367	538,135	7,386
Accommodation and food services	388,810	510,089	479	399,915	512,025	596
Administrative and support and waste management and remediation services	307,563	476,445	186	315,785	446,655	13,860
Educational services	240,653	406,915	8	210,850	378,955	3,750
Other services	218,305	395,272	13,090	194,998	356,743	2,656
Public administration	208,512	301,200	—	231,453	325,834	846
Agriculture, forestry, fishing, and hunting	205,740	359,958	418	261,355	382,376	996
Other	896,554	1,197,440	473	743,943	1,122,409	739
Total	$9,698,241	$15,548,997	$55,235	$9,508,904	$15,057,301	$58,894
By Loan Size:
Less than $200,000	3%	3%	3%	3%	3%	3%
$200,000 to $1,000,000	11	11	19	11	11	20
$1,000,000 to $5,000,000	24	25	49	25	26	36
$5,000,000 to $10,000,000	14	15	6	15	15	24
$10,000,000 to $25,000,000	32	28	23	31	27	17
Greater than $25,000,000	16	18	—	15	18	—
Total	100%	100%	100%	100%	100%	100%
(1)    Includes unfunded loan commitments.
The following table provides detail on commercial real estate loans classified by property type.

	June 30, 2023			December 31, 2022
(dollars in thousands)	Outstanding	Exposure(1)	Nonaccrual	Outstanding	Exposure(1)	Nonaccrual
By Property Type:
Multifamily	$4,455,077	$6,420,032	$11,942	$4,188,137	$5,920,414	$13,749
Warehouse / Industrial	2,378,739	3,124,270	5,807	1,976,804	2,533,892	9,090
Office	1,927,184	2,160,627	29,315	1,813,007	1,979,272	13,728
Retail	1,912,285	2,003,162	32,109	1,808,041	1,895,345	18,155
Single family	425,926	457,895	5,176	515,390	615,216	7,022
Other (2)	2,350,998	2,663,938	90,388	2,155,691	2,667,780	61,977
Total	$13,450,209	$16,829,924	$174,737	$12,457,070	$15,611,919	$123,721
(1)    Includes unfunded loan commitments.
(2)    Other includes agriculture real estate, hotels, self-storage, senior housing, land development, religion, and mixed-use properties.
Residential Real Estate Loans
At June 30, 2023, residential real estate loans held in our loan portfolio were $6.7 billion, an increase of $224.0 million compared to December 31, 2022.  Future increases in interest rates could result in a decline in the level of refinancings and new originations of residential real estate loans.

Consumer Loans
Consumer loans, including automobile loans, personal, and home equity loans and lines of credit, decreased $97.7 million to $2.6 billion at June 30, 2023 compared to December 31, 2022 reflecting lower direct loans.
Funding
The following table summarizes Old National’s total funding, comprised of deposits and wholesale borrowings:

(dollars in thousands)	June 30, 2023	December 31, 2022	$ Change	% Change
Deposits:
Noninterest-bearing demand	$10,532,838	$11,930,798	$(1,397,960)	(12)%
Interest-bearing:
Checking and NOW	7,654,202	8,340,955	(686,753)	(8)%
Savings	5,578,323	6,326,158	(747,835)	(12)%
Money market	7,200,288	5,389,139	1,811,149	34%
Time deposits	5,265,664	3,013,780	2,251,884	75%
Total deposits	36,231,315	35,000,830	1,230,485	4%
Wholesale borrowings:
Federal funds purchased and interbank borrowings	136,060	581,489	(445,429)	(77)%
Securities sold under agreements to repurchase	311,447	432,804	(121,357)	(28)%
Federal Home Loan Bank advances	4,771,183	3,829,018	942,165	25%
Other borrowings	815,318	743,003	72,315	10%
Total wholesale borrowings	6,034,008	5,586,314	447,694	8%
Total funding	$42,265,323	$40,587,144	$1,678,179	4%
We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position.  Wholesale funding as a percentage of total funding was 14% at both June 30, 2023 and December 31, 2022.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at June 30, 2023 decreased $102.5 million from December 31, 2022 primarily due to incentive compensation payments during the six months ended June 30, 2023 and lower derivative liabilities.
Capital
Shareholders’ equity totaled $5.3 billion at June 30, 2023, compared to $5.1 billion at December 31, 2022.  This increase was driven by retained earnings along with changes in unrealized gains (losses) on derivatives. These increases were partially offset by dividends, changes in unrealized gains (losses) on available-for-sale investment securities, and the repurchase of 1.8 million shares of Common Stock in the six months ended June 30, 2023 (all of which were repurchased in the first quarter of 2023) under a stock repurchase plan that was approved by the Company’s Board of Directors, which reduced equity by $29.5 million.
Capital Adequacy
Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At June 30, 2023, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of “well-capitalized” based on the most recent regulatory definition.

Old National’s consolidated capital position remains strong as evidenced by the following key industry ratios.

	Regulatory Guidelines Minimum	Prompt Corrective Action "Well Capitalized" Guidelines		June 30, 2023	December 31, 2022
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	N/A	%	8.59%	8.52%
Common equity Tier 1 capital to risk-weighted total assets	7.00	N/A		10.14	10.03
Tier 1 capital to risk-weighted total assets	8.50	6.00		10.79	10.71
Total capital to risk-weighted total assets	10.50	10.00		12.14	12.02
Shareholders' equity to assets	N/A	N/A		10.91	10.97
Old National Bank, Old National’s bank subsidiary, maintained a strong capital position as evidenced by the following key industry ratios.

	Regulatory Guidelines Minimum	Prompt Corrective Action "Well Capitalized" Guidelines	June 30, 2023	December 31, 2022
Risk-based capital:
Tier 1 capital to total average assets (leverage ratio)	4.00%	5.00%	8.73%	8.47%
Common equity Tier 1 capital to risk-weighted total assets	7.00	6.50	10.98	10.66
Tier 1 capital to risk-weighted total assets	8.50	8.00	10.98	10.66
Total capital to risk-weighted total assets	10.50	10.00	11.73	11.35
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
RISK MANAGEMENT
Overview
Old National has adopted a Risk Appetite Statement to enable our Board of Directors, Executive Leadership Team, and Senior Management to better assess, understand, monitor, and mitigate Old National’s risks.  The Risk Appetite Statement addresses the following major risks:  strategic, market, liquidity, credit, operational, talent management, compliance and regulatory, legal, and reputational.  Our Chief Risk Officer provides quarterly reports to the Board’s Enterprise Risk Committee on various risk topics.  The following discussion addresses certain of these major risks including credit, market, and liquidity. Discussion of operational, compliance and regulatory, legal, strategic, talent management, and reputational risks is provided in the section entitled “Risk Factors” in the Company’s 2022 Annual Report on Form 10-K.

Credit Risk
Credit risk represents the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms.  Our primary credit risks result from our investment and lending activities.
Asset Quality
We lend to commercial and commercial real estate clients in many diverse industries including, among others, real estate rental and leasing, manufacturing, healthcare, wholesale trade, construction, and agriculture.  Old National manages concentrations of credit exposure by industry, product, geography, client relationship, and loan size.  At June 30, 2023, our average commercial loan size was approximately $680,000 and our average commercial real estate loan size was approximately $1,350,000. In addition, while loans to lessors of residential and non-residential real estate exceed 10% of total loans, no individual sub-segment category within those broader categories reaches the 10% threshold.  At June 30, 2023, we had minimal exposure to foreign borrowers and no sovereign debt.  Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily in the Midwest region.
The following table presents a summary of under-performing, criticized, and classified assets:

(dollars in thousands)	June 30, 2023	December 31, 2022
Total nonaccrual loans	$295,509	$238,178
TDRs still accruing (1)	N/A	15,313
Loans 90 days or more past due and still accruing	303	2,650
Foreclosed assets	9,824	10,845
Total under-performing assets	$305,636	$266,986
Classified loans (includes nonaccrual, TDRs still accruing, past due 90 days, and other problem loans) (1)	$820,521	$745,485
Other classified assets (2)	40,942	24,735
Criticized loans	614,547	636,069
Total criticized and classified assets	$1,476,010	$1,406,289
Asset Quality Ratios:
Nonaccrual loans/total loans (3)	0.91%	0.77%
Non-performing loans/total loans (3) (4)	0.91	0.81
Under-performing assets/total loans (3)	0.94	0.86
Under-performing assets/total assets	0.63	0.57
Allowance for credit losses on loans/under-performing assets	98.34	113.74
Allowance for credit losses on loans/nonaccrual loans	101.71	127.50
(1)As a result of the adoption of ASU 2022-02 on January 1, 2023, the TDR classification is no longer applicable.
(2)Includes investment securities that fell below investment grade rating.
(3)Loans exclude loans held for sale.
(4)Non-performing loans include nonaccrual loans and TDRs still accruing for periods prior to January 1, 2023.
Under-performing assets increased to $305.6 million at June 30, 2023, compared to $267.0 million at December 31, 2022 primarily due to an increase in nonaccrual loans.  Under-performing assets as a percentage of total loans at June 30, 2023 were 0.94%, an 8 basis point increase from 0.86% at December 31, 2022.
Nonaccrual loans increased $57.3 million from December 31, 2022 to June 30, 2023 reflecting PCD loan migration in the commercial real estate portfolio. As a percentage of nonaccrual loans, the allowance for credit losses on loans was 101.71% at June 30, 2023, compared to 127.50% at December 31, 2022.
Total criticized and classified assets were $1.5 billion at June 30, 2023, an increase of $69.7 million from December 31, 2022. Other classified assets include investment securities that fell below investment grade rating totaling $40.9 million at June 30, 2023, compared to $24.7 million at December 31, 2022.

Allowance for Credit Losses on Loans and Unfunded Commitments
Net charge-offs on loans totaled $10.1 million during the three months ended June 30, 2023, compared to $1.8 million for the same period in 2022. Annualized, net charge-offs to average loans were 0.13% for the three months ended June 30, 2023, compared to 0.02% for the same period in 2022. The three months ended June 30, 2023 included net charge-offs on PCD loans totaling $5.4 million, or 0.07% on an annualized basis of average loans. Net charge-offs on loans totaled $26.5 million during the six months ended June 30, 2023, compared to $4.5 million for the same period in 2022. Annualized, net charge-offs to average loans were 0.17% for the six months ended June 30, 2023, compared to 0.04% for the same period in 2022. The six months ended June 30, 2023 included net charge-offs on PCD loans totaling $17.8 million, or 0.11% on an annualized basis of average loans. Management will continue its efforts to reduce the level of non-performing loans and may consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for credit losses on loans.
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
The allowance for credit losses on loans was $300.6 million at June 30, 2023, compared to $303.7 million at December 31, 2022. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, provision expense may be volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.
We maintain an allowance for credit losses on unfunded loan commitments to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses on loans, modified to take into account the probability of a drawdown on the commitment.  The allowance for credit losses on unfunded loan commitments is classified as a liability account on the balance sheet within accrued expenses and other liabilities, while the corresponding provision for unfunded loan commitments is included in the provision for credit losses. The allowance for credit losses on unfunded loan commitments totaled $37.0 million at June 30, 2023, compared to $32.2 million at December 31, 2022.
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

The following table illustrates our projected net interest income sensitivity over a two-year cumulative horizon based on the asset/liability model at June 30, 2023 and 2022:

	Immediate Rate Decrease				Immediate Rate Increase
(dollars in thousands)	-300 Basis Points	-200 Basis Points	-100 Basis Points	Base	+100 Basis Points	+200 Basis Points	+300 Basis Points
June 30, 2023
Projected interest income:
Money market, other interest earning investments, and investment securities	$703,760	$700,039	$751,180	$805,138	$858,682	$912,190	$966,037
Loans	2,812,913	3,179,212	3,546,919	3,910,105	4,266,532	4,623,023	4,979,447
Total interest income	3,516,673	3,879,251	4,298,099	4,715,243	5,125,214	5,535,213	5,945,484
Projected interest expense:
Deposits	358,077	570,196	785,031	1,012,889	1,259,985	1,507,077	1,754,162
Borrowings	373,267	415,553	513,309	600,910	683,328	765,754	848,179
Total interest expense	731,344	985,749	1,298,340	1,613,799	1,943,313	2,272,831	2,602,341
Net interest income	$2,785,329	$2,893,502	$2,999,759	$3,101,444	$3,181,901	$3,262,382	$3,343,143
Change from base	$(316,115)	$(207,942)	$(101,685)		$80,457	$160,938	$241,699
% change from base	(10.19)%	(6.70)%	(3.28)%		2.59%	5.19%	7.79%

			Immediate Rate Decrease		Immediate Rate Increase
			-50 Basis Points	Base	+100 Basis Points	+200 Basis Points	+300 Basis Points
June 30, 2022
Projected interest income:
Money market, other interest earning investments, and investment securities			$617,680	$639,428	$683,561	$726,946	$770,079
Loans			2,151,455	2,308,609	2,618,757	2,931,908	3,242,547
Total interest income			2,769,135	2,948,037	3,302,318	3,658,854	4,012,626
Projected interest expense:
Deposits			44,713	72,114	274,985	484,116	693,243
Borrowings			210,225	238,638	299,725	360,822	421,923
Total interest expense			254,938	310,752	574,710	844,938	1,115,166
Net interest income			$2,514,197	$2,637,285	$2,727,608	$2,813,916	$2,897,460
Change from base			$(123,088)		$90,323	$176,631	$260,175
% change from base			(4.67)%		3.42%	6.70%	9.87%
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
We use cash flow and fair value hedges, primarily interest rate swaps, collars, and floors, to mitigate interest rate risk. Derivatives designated as hedging instruments were in a net liability position with a fair value loss of $13.4 million at June 30, 2023, compared to a net liability position with a fair value loss of $36.1 million at December 31, 2022.  See Note 15 to the consolidated financial statements for further discussion of derivative financial instruments.

Liquidity Risk
Liquidity risk arises from the possibility that we may not be able to satisfy current or future financial commitments or may become unduly reliant on alternative funding sources.  We establish liquidity risk guidelines that we review with the Enterprise Risk Committee of our Board of Directors and monitor through our Asset/Liability Executive Management Committee.  The objective of liquidity management is to ensure we have the ability to fund balance sheet growth and meet deposit and debt obligations in a timely and cost-effective manner.  Management monitors liquidity through a regular review of asset and liability maturities, funding sources, and loan and deposit forecasts.  We maintain strategic and contingency liquidity plans to ensure sufficient available funding to satisfy requirements for balance sheet growth, properly manage capital markets’ funding sources and to address unexpected liquidity requirements. On May 31, 2023, we filed an automatic shelf registration statement with the SEC that permits us to issue an unspecified amount of debt or equity securities.
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
A maturity schedule for Old National Bank’s time deposits is shown in the following table at June 30, 2023.

(dollars in thousands)
Maturity Bucket	Amount	Rate
2023	$2,197,384	3.32%
2024	2,819,858	4.17
2025	135,211	1.47
2026	65,092	0.82
2027	35,551	0.66
2027 and beyond	12,568	1.17
Total	$5,265,664	3.67%
Our ability to acquire funding at competitive prices is influenced by rating agencies’ views of our credit quality, liquidity, capital, and earnings.  Moody’s Investors Service places us in an investment grade that indicates a low risk of default.  On April 21, 2023, Moody’s Investors Service affirmed the long-term debt, deposit ratings, and assessments of Old National Bancorp (Old National, long-term senior unsecured debt “A3”) and its subsidiaries, including the Baseline Credit Assessment (“BCA”) of its banking subsidiary, Old National Bank (long-term deposits “Aa3 negative,” BCA “a2”). The outlooks on the senior unsecured debt rating and long-term issuer ratings of Old National and on the long-term deposit rating and issuer ratings of Old National Bank are “negative.”
The credit ratings of Old National and Old National Bank at June 30, 2023 are shown in the following table.

Moody's Investors Service
	Long-term	Short-term
Old National	A3	N/A
Old National Bank	Aa3	P-1

Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well.  At June 30, 2023, Old National and its subsidiaries had the following availability of liquid funds and borrowings:

(dollars in thousands)	Parent Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$882,164	$315,722
Unencumbered government-issued debt securities	—	725,107
Unencumbered investment grade municipal securities	—	53,245
Unencumbered corporate securities	—	137,754
Availability of borrowings:
Amount available from Federal Reserve discount window*	—	963,723
Amount available from Federal Reserve Bank Term Funding Program	—	2,392,528
Amount available from Federal Home Loan Bank*	—	6,040,931
Total available funds	$882,164	$10,629,010
* Based on collateral pledged
Old National Bancorp has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows, and funds used for acquisitions.  Old National Bancorp can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit, and through the issuance of debt securities.  Additionally, Old National Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt and equity markets.  At June 30, 2023, Old National Bancorp’s other borrowings outstanding were $482.3 million. Management believes the Company has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
04/01/23 - 04/30/23	1,242	$14.20	—	$170,476,849
05/01/23 - 05/31/23	4,922	$13.28	—	$170,476,849
06/01/23 - 06/30/23	1,673	$12.72	—	$170,476,849
Total	7,837	$13.31	—	$170,476,849
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
(c)During the three months ended June 30, 2023, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

101
The following materials from Old National’s Form 10-Q Report for the quarterly period ended June 30, 2023, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from Old National’s Form 10-Q Report for the quarterly period ended June 30, 2023, formatted in inline XBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD NATIONAL BANCORP
(Registrant)

By:	/s/ Brendon B. Falconer
Brendon B. Falconer
Senior Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

Date: August 2, 2023