Form 10-Q
period 2023-09-30
OLD NATIONAL BANCORP /IN/
filed 2023-11-01
CIK 707179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The registrant has one class of common stock (no par value) with 292,621,000 shares outstanding at October 31, 2023.

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
SOFR: Secured Overnight Financing Rate
TDR:  troubled debt restructuring
UMB: UMB Bank, n.a.

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS

(dollars and shares in thousands, except per share data)	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Cash and due from banks	$381,343	$453,432
Money market and other interest-earning investments	1,282,087	274,980
Total cash and cash equivalents	1,663,430	728,412
Equity securities, at fair value	69,880	52,507
Investment securities - available-for-sale, at fair value (amortized cost $7,719,944 and $7,772,603, respectively)	6,414,761	6,773,712
Investment securities - held-to-maturity, at amortized cost (fair value $2,393,621 and $2,643,682, respectively)	3,027,914	3,089,147
Federal Home Loan Bank/Federal Reserve Bank stock, at cost	365,588	314,168
Loans held-for-sale, at fair value	122,033	11,926
Loans:
Commercial	9,333,448	9,508,904
Commercial real estate	13,916,221	12,457,070
Residential real estate	6,696,288	6,460,441
Consumer credit, net of unearned income	2,631,877	2,697,226
Total loans	32,577,834	31,123,641
Allowance for credit losses on loans	(303,982)	(303,671)
Net loans	32,273,852	30,819,970
Premises and equipment, net	565,607	557,307
Operating lease right-of-use assets	179,284	189,714
Accrued interest receivable	209,503	190,521
Goodwill	1,998,716	1,998,716
Other intangible assets	108,119	126,405
Company-owned life insurance	774,517	768,552
Other assets	1,286,244	1,142,315
Total assets	$49,059,448	$46,763,372
Liabilities
Deposits:
Noninterest-bearing demand	$10,091,352	$11,930,798
Interest-bearing:
Checking and NOW	7,495,417	8,340,955
Savings	5,296,985	6,326,158
Money market	8,793,218	5,389,139
Time deposits	5,575,704	3,013,780
Total deposits	37,252,676	35,000,830
Federal funds purchased and interbank borrowings	918	581,489
Securities sold under agreements to repurchase	279,061	432,804
Federal Home Loan Bank advances	4,412,576	3,829,018
Other borrowings	863,455	743,003
Operating lease liabilities	199,937	211,964
Accrued expenses and other liabilities	811,288	835,669
Total liabilities	43,819,911	41,634,777
Shareholders’ Equity
Preferred stock, 2,000 shares authorized, 231 shares issued and outstanding	230,500	230,500
Common stock, no par value, $1.00 per share stated value, 600,000 shares authorized, 292,586 and 292,903 shares issued and outstanding, respectively	292,586	292,903
Capital surplus	4,153,977	4,174,265
Retained earnings	1,531,289	1,217,349
Accumulated other comprehensive income (loss), net of tax	(968,815)	(786,422)
Total shareholders’ equity	5,239,537	5,128,595
Total liabilities and shareholders’ equity	$49,059,448	$46,763,372
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars and shares in thousands, except per share data)	2023	2022	2023	2022
Interest Income
Loans including fees:
Taxable	$474,387	$331,271	$1,334,658	$800,535
Nontaxable	11,181	6,461	32,318	14,770
Investment securities:
Taxable	66,924	56,765	191,797	145,633
Nontaxable	10,833	11,086	33,039	32,370
Money market and other interest-earning investments	13,194	935	25,258	3,073
Total interest income	576,519	406,518	1,617,070	996,381
Interest Expense
Deposits	147,428	10,820	310,995	19,201
Federal funds purchased and interbank borrowings	910	720	11,404	722
Securities sold under agreements to repurchase	710	106	2,389	287
Federal Home Loan Bank advances	40,382	13,027	123,466	25,915
Other borrowings	12,003	5,256	30,071	13,410
Total interest expense	201,433	29,929	478,325	59,535
Net interest income	375,086	376,589	1,138,745	936,846
Provision for credit losses	19,068	15,490	47,292	133,391
Net interest income after provision for credit losses	356,018	361,099	1,091,453	803,455
Noninterest Income
Wealth and investment services fees	26,687	25,359	80,128	75,183
Service charges on deposit accounts	18,524	20,042	53,278	54,392
Debit card and ATM fees	10,818	10,608	31,453	29,429
Mortgage banking revenue	5,063	5,360	12,628	19,127
Capital markets income	5,891	8,906	19,003	20,609
Company-owned life insurance	3,740	3,361	11,624	11,456
Debt securities gains (losses), net	(241)	(172)	(5,440)	85
Other income	10,456	6,921	30,574	24,461
Total noninterest income	80,938	80,385	233,248	234,742
Noninterest Expense
Salaries and employee benefits	131,541	147,203	404,715	433,167
Occupancy	25,795	26,418	80,162	73,933
Equipment	8,284	7,328	23,394	20,046
Marketing	9,448	10,361	28,698	23,756
Technology	20,592	20,269	59,850	64,914
Communication	4,075	5,392	12,768	14,687
Professional fees	5,956	6,559	19,085	32,686
FDIC assessment	9,000	6,249	29,028	13,523
Amortization of intangibles	6,040	7,089	18,286	19,070
Amortization of tax credit investments	2,644	2,662	8,167	5,703
Property optimization	—	—	1,559	—
Other expense	21,401	22,914	56,359	54,023
Total noninterest expense	244,776	262,444	742,071	755,508
Income before income taxes	192,180	179,040	582,630	282,689
Income tax expense	44,304	38,887	133,118	55,137
Net income	147,876	140,153	449,512	227,552
Preferred dividends	(4,034)	(4,034)	(12,101)	(10,084)
Net income applicable to common shareholders	$143,842	$136,119	$437,411	$217,468
Net income per common share - basic	$0.49	$0.47	$1.50	$0.81
Net income per common share - diluted	0.49	0.47	1.50	0.80
Weighted average number of common shares outstanding - basic	290,648	290,961	290,763	269,843
Weighted average number of common shares outstanding - diluted	291,717	292,483	291,809	271,123
Dividends per common share	$0.14	$0.14	$0.42	$0.42
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Net income	$147,876	$140,153	$449,512	$227,552

Other comprehensive income (loss):

Change in debt securities available-for-sale:
Unrealized holding gains (losses) for the period	(208,626)	(285,798)	(304,061)	(1,019,782)
Reclassification for securities transferred to held-to-maturity	—	—	—	165,473
Reclassification adjustment for securities (gains) losses realized in income	241	172	5,440	(85)
Income tax effect	51,903	68,356	83,092	202,999
Unrealized gains (losses) on available-for-sale securities	(156,482)	(217,270)	(215,529)	(651,395)

Change in securities held-to-maturity:
Adjustment for securities transferred from available-for-sale	—	—	—	(165,473)
Amortization of unrealized losses on securities transferred from available-for-sale	5,623	6,772	16,574	10,774
Income tax effect	(1,430)	(1,651)	(2,861)	37,621
Changes from securities held-to-maturity	4,193	5,121	13,713	(117,078)

Change in hedges:
Net unrealized derivative gains (losses) on hedges	(15,574)	(36,755)	45,547	(49,679)
Reclassification adjustment for (gains) losses realized in net income	4,927	749	(19,893)	(139)
Income tax effect	2,754	8,846	(6,094)	12,240
Changes from hedges	(7,893)	(27,160)	19,560	(37,578)

Change in defined benefit pension plans:
Amortization of net (gains) losses recognized in income	—	(11)	(182)	(32)
Income tax effect	—	3	45	8
Changes from defined benefit pension plans	—	(8)	(137)	(24)
Other comprehensive income (loss), net of tax	(160,182)	(239,317)	(182,393)	(806,075)
Comprehensive income (loss)	$(12,306)	$(99,164)	$267,119	$(578,523)
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2021	$—	$165,838	$1,880,545	$968,010	$(2,375)	$3,012,018
Net income (loss)	—	—	—	(27,586)	—	(27,586)
Other comprehensive income (loss)	—	—	—	—	(335,824)	(335,824)
First Midwest Bancorp, Inc. merger:
Issuance of common stock	—	129,365	2,316,947	—	—	2,446,312
Issuance of preferred stock, net of issuance costs	230,500	—	13,219	—	—	243,719
Cash dividends:
Common ($0.14 per share)	—	—	—	(40,782)	—	(40,782)
Preferred dividends	—	—	—	(2,017)	—	(2,017)
Common stock issued	—	10	155	—	—	165
Common stock repurchased	—	(3,890)	(66,188)	—	—	(70,078)
Share-based compensation expense	—	—	6,284	—	—	6,284
Stock activity under incentive compensation plans	—	1,636	(1,368)	(365)	—	(97)
Balance, March 31, 2022	230,500	292,959	4,149,594	897,260	(338,199)	5,232,114
Net income	—	—	—	114,985	—	114,985
Other comprehensive income (loss)	—	—	—	—	(230,934)	(230,934)
Cash dividends:
Common ($0.14 per share)	—	—	—	(40,901)	—	(40,901)
Preferred dividends	—	—	—	(4,033)	—	(4,033)
Common stock issued	—	10	152	—	—	162
Common stock repurchased	—	(21)	(301)	—	—	(322)
Share-based compensation expense	—	—	7,813	—	—	7,813
Stock activity under incentive compensation plans	—	(55)	285	(331)	—	(101)
Balance, June 30, 2022	230,500	292,893	4,157,543	966,980	(569,133)	5,078,783
Net income	—	—	—	140,153	—	140,153
Other comprehensive income (loss)	—	—	—	—	(239,317)	(239,317)
Cash dividends:
Common ($0.14 per share)	—	—	—	(40,907)	—	(40,907)
Preferred dividends	—	—	—	(4,034)	—	(4,034)
Common stock issued	—	17	213	—	—	230
Common stock repurchased	—	(34)	(497)	—	—	(531)
Share-based compensation expense	—	—	7,485	—	—	7,485
Stock activity under incentive compensation plans	—	4	1,839	(322)	—	1,521
Balance, September 30, 2022	$230,500	$292,880	$4,166,583	$1,061,870	$(808,450)	$4,943,383

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited) – (Continued)
(dollars in thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance, December 31, 2022	$230,500	$292,903	$4,174,265	$1,217,349	$(786,422)	$5,128,595
Net income	—	—	—	146,600	—	146,600
Other comprehensive income (loss)	—	—	—	—	78,064	78,064
Cash dividends:
Common ($0.14 per share)	—	—	—	(41,088)	—	(41,088)
Preferred dividends	—	—	—	(4,034)	—	(4,034)
Common stock issued	—	15	247	—	—	262
Common stock repurchased	—	(2,598)	(41,112)	—	—	(43,710)
Share-based compensation expense	—	—	12,742	—	—	12,742
Stock activity under incentive compensation plans	—	1,602	(1,412)	(195)	—	(5)
Balance, March 31, 2023	230,500	291,922	4,144,730	1,318,632	(708,358)	5,277,426
Net income	—	—	—	155,036	—	155,036
Other comprehensive income (loss)	—	—	—	—	(100,275)	(100,275)
Cash dividends:
Common ($0.14 per share)	—	—	—	(40,932)	—	(40,932)
Preferred dividends	—	—	—	(4,033)	—	(4,033)
Common stock issued	—	20	252	—	—	272
Common stock repurchased	—	(8)	(97)	—	—	(105)
Share-based compensation expense	—	—	5,247	—	—	5,247
Stock activity under incentive compensation plans	—	663	(1,043)	(161)	—	(541)
Balance, June 30, 2023	230,500	292,597	4,149,089	1,428,542	(808,633)	5,292,095
Net income	—	—	—	147,876	—	147,876
Other comprehensive income (loss)	—	—	—	—	(160,182)	(160,182)
Cash dividends:
Common ($0.14 per share)	—	—	—	(40,933)	—	(40,933)
Preferred dividends	—	—	—	(4,034)	—	(4,034)
Common stock issued	—	20	243	—	—	263
Common stock repurchased	—	(31)	(420)	—	—	(451)
Share-based compensation expense	—	—	4,914	—	—	4,914
Stock activity under incentive compensation plans	—	—	151	(162)	—	(11)
Balance, September 30, 2023	$230,500	$292,586	$4,153,977	$1,531,289	$(968,815)	$5,239,537
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022
Cash Flows From Operating Activities
Net income	$449,512	$227,552
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	28,162	26,893
Amortization of other intangible assets	18,286	19,070
Amortization of tax credit investments	8,167	5,703
Net premium amortization on investment securities	8,673	14,625
Accretion income related to acquired loans	(17,484)	(63,472)
Share-based compensation expense	22,903	21,582
Provision for credit losses	47,292	133,391
Debt securities (gains) losses, net	5,440	(85)
Net (gains) losses on sales of loans and other assets	(727)	(5,911)
Increase in cash surrender value of company-owned life insurance	(11,624)	(11,456)
Residential real estate loans originated for sale	(366,340)	(490,288)
Proceeds from sales of residential real estate loans	366,485	531,121
(Increase) decrease in interest receivable	(18,982)	(29,088)
(Increase) decrease in other assets	(56,116)	36,049
Increase (decrease) in accrued expenses and other liabilities	(40,132)	271,625
Net cash flows provided by (used in) operating activities	443,515	687,311
Cash Flows From Investing Activities
Cash received from merger, net	—	1,912,629
Purchases of investment securities available-for-sale	(626,820)	(1,367,896)
Purchases of investment securities held-to-maturity	(1,941)	(156,378)
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	(99,158)	(115,488)
Purchases of equity securities	(20,862)	(5,843)
Proceeds from maturities, prepayments, and calls of investment securities available-for-sale	614,782	1,117,620
Proceeds from sales of investment securities available-for-sale	54,056	13,371
Proceeds from maturities, prepayments, and calls of investment securities held-to-maturity	76,276	61,172
Proceeds from sales of Federal Home Loan Bank/Federal Reserve Bank stock	47,738	108,697
Proceeds from sales of equity securities	2,610	52,034
Loan originations and payments, net	(2,269,544)	(2,481,620)
Proceeds from sales of commercial loans	679,952	—
Proceeds from company-owned life insurance death benefits	5,865	8,716
Proceeds from sales of premises and equipment and other assets	3,513	3,202
Purchases of premises and equipment and other assets	(28,074)	(28,739)
Net cash flows provided by (used in) investing activities	(1,561,607)	(878,523)
Cash Flows From Financing Activities
Net increase (decrease) in:
Deposits	2,251,846	235,064
Federal funds purchased and interbank borrowings	(580,571)	300,755
Securities sold under agreements to repurchase	(153,743)	(89,416)
Other borrowings	114,251	152,324
Payments for maturities of Federal Home Loan Bank advances	(1,850,150)	(1,674,875)
Proceeds from Federal Home Loan Bank advances	2,450,000	1,450,000
Cash dividends paid	(135,054)	(132,674)
Common stock repurchased	(44,266)	(70,931)
Common stock issued	797	557
Net cash flows provided by (used in) financing activities	2,053,110	170,804
Net increase (decrease) in cash and cash equivalents	935,018	(20,408)
Cash and cash equivalents at beginning of period	728,412	822,019
Cash and cash equivalents at end of period	$1,663,430	$801,611

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) – (Continued)

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022
Supplemental cash flow information:
Total interest paid	$450,939	$62,207
Total income taxes paid (net of refunds)	158,478	14,759
Common stock issued for merger, net	—	2,446,312
Preferred stock issued for merger, net	—	243,870
Investment securities purchased but not settled	—	3,858
Securities transferred from available-for-sale to held-to-maturity	—	2,986,736
Operating lease right-of-use assets obtained in exchange for lease obligations	7,899	17,376
Finance lease right-of-use assets obtained in exchange for lease obligations	10,019	629
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned subsidiaries (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.  Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of September 30, 2023 and December 31, 2022, and the results of its operations for the three and nine months ended September 30, 2023 and 2022.   Interim results do not necessarily represent annual results. Certain information and disclosures normally included in notes to consolidated annual financial statements prepared in accordance with GAAP have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to SEC rules and regulations. These financial statements should be read in conjunction with Old National’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
The amendments in this ASU are effective March 12, 2020 through December 31, 2024. Old National believes the adoption of this guidance on activities subsequent to September 30, 2023 will not have a material impact on the consolidated financial statements.
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
As of December 31, 2022, Old National finalized its valuation of all assets acquired and liabilities assumed. Transaction costs totaling $23.2 million associated with the merger have been expensed for the nine months ended September 30, 2023, compared to $100.6 million during the nine months ended September 30, 2022. Additional transaction and integration costs will be expensed in future periods as incurred.
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
Pending Acquisition
CapStar Financial Holdings, Inc.
On October 26, 2023, Old National announced that it entered into a definitive merger agreement pursuant to which Old National will acquire CapStar Financial Holdings, Inc. (“CapStar”) and its wholly-owned subsidiary, CapStar Bank, in an all-stock transaction. This partnership transaction will strengthen Old National’s recently formed Nashville presence and add several new high-growth markets. As of September 30, 2023, CapStar had approximately $3.3 billion of total assets, $2.3 billion of total loans, and $2.8 billion of deposits. Under the terms of the merger agreement, each outstanding share of CapStar common stock will be converted into the right to receive 1.155 shares of Old National common stock, valuing the transaction at approximately $344.4 million, or $16.64 per share, based on Old National’s 30-day volume weighted average closing stock price ending October 25, 2023. The transaction value is likely to change until closing due to fluctuations in the price of Old National common stock. The definitive merger agreement has been approved by the Board of Directors of each company. The transaction remains subject to regulatory approval and the approval of CapStar shareholders. The transaction is anticipated to close in the second quarter of 2024.

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
The following table presents the calculation of basic and diluted net income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars and shares in thousands, except per share data)	2023	2022	2023	2022
Net income	$147,876	$140,153	$449,512	$227,552
Preferred dividends	(4,034)	(4,034)	(12,101)	(10,084)
Net income applicable to common shares	$143,842	$136,119	$437,411	$217,468

Weighted average common shares outstanding:
Weighted average common shares outstanding (basic)	290,648	290,961	290,763	269,843
Effect of dilutive securities:
Restricted stock	1,069	1,516	1,045	1,273
Stock appreciation rights	—	6	1	7
Weighted average diluted shares outstanding	291,717	292,483	291,809	271,123
Basic Net Income Per Common Share	$0.49	$0.47	$1.50	$0.81
Diluted Net Income Per Common Share	$0.49	$0.47	$1.50	$0.80

NOTE 5 – INVESTMENT SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolios and the corresponding amounts of gross unrealized gains, unrealized losses, and basis adjustments in AOCI and gross unrecognized gains and losses.

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Basis Adjustments (1)	Fair Value
September 30, 2023
Available-for-Sale
U.S. Treasury	$616,608	$98	$(10,258)	$(58,322)	$548,126
U.S. government-sponsored entities and agencies	1,475,307	—	(229,113)	(103,294)	1,142,900
Mortgage-backed securities - Agency	4,686,448	17	(823,760)	—	3,862,705
States and political subdivisions	592,495	7	(47,058)	(500)	544,944
Pooled trust preferred securities	13,794	—	(2,669)	—	11,125
Other securities	335,292	112	(30,443)	—	304,961
Total available-for-sale securities	$7,719,944	$234	$(1,143,301)	$(162,116)	$6,414,761
Held-to-Maturity
U.S. government-sponsored entities and agencies	$824,223	$—	$(207,213)	$—	$617,010
Mortgage-backed securities - Agency	1,043,585	—	(195,933)	—	847,652
States and political subdivisions	1,160,256	—	(231,147)	—	929,109
Allowance for securities held-to-maturity	(150)	—	—	—	(150)
Total held-to-maturity securities	$3,027,914	$—	$(634,293)	$—	$2,393,621

December 31, 2022
Available-for-Sale
U.S. Treasury	$253,148	$5	$(5,189)	$(47,037)	$200,927
U.S. government-sponsored entities and agencies	1,451,736	—	(169,248)	(107,408)	1,175,080
Mortgage-backed securities - Agency	4,986,354	976	(617,428)	—	4,369,902
States and political subdivisions	688,159	1,789	(26,096)	—	663,852
Pooled trust preferred securities	13,783	—	(2,972)	—	10,811
Other securities	379,423	258	(26,541)	—	353,140
Total available-for-sale securities	$7,772,603	$3,028	$(847,474)	$(154,445)	$6,773,712
Held-to-Maturity
U.S. government-sponsored entities and agencies	$819,168	$—	$(162,810)	$—	$656,358
Mortgage-backed securities - Agency	1,106,817	—	(123,854)	—	982,963
States and political subdivisions	1,163,312	221	(159,022)	—	1,004,511
Allowance for securities held-to-maturity	(150)	—	—	—	(150)
Total held-to-maturity securities	$3,089,147	$221	$(445,686)	$—	$2,643,682
(1)    Basis adjustments represent the cumulative amount of fair value hedging adjustments included in the carrying amounts of fixed-rate investment securities assets designated in fair value hedging arrangements. See Note 15 to the consolidated financial statements for additional information regarding these derivative financial instruments.
Substantially all of the mortgage-backed securities in the investment portfolio are residential mortgage-backed securities.
Proceeds from sales or calls of available-for-sale investment securities and the resulting realized gains and realized losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Proceeds	$28,531	$5,221	$111,419	$78,568
Realized gains	54	17	1,002	528
Realized losses	(295)	(189)	(6,442)	(443)

The table below shows the amortized cost and fair value of the investment securities portfolio by contractual maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Weighted average yield is based on amortized cost.

	September 30, 2023
(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Maturity
Available-for-Sale
Within one year	$539,157	$535,193	4.71%
One to five years	1,567,565	1,395,867	2.80
Five to ten years	3,987,461	3,285,183	2.37
Beyond ten years	1,625,761	1,198,518	2.46
Total	$7,719,944	$6,414,761	2.64%
Held-to-Maturity
One to five years	$161,837	$127,716	2.68%
Five to ten years	954,756	797,284	2.64
Beyond ten years	1,911,321	1,468,621	2.71
Total	$3,027,914	$2,393,621	2.69%
The following table summarizes the available-for-sale investment securities with unrealized losses for which an allowance for credit losses has not been recorded by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2023
Available-for-Sale
U.S. Treasury	$37,492	$(144)	$178,540	$(10,114)	$216,032	$(10,258)
U.S. government-sponsored entities and agencies	32,821	(58)	1,110,079	(229,055)	1,142,900	(229,113)
Mortgage-backed securities - Agency	124,895	(5,798)	3,736,306	(817,962)	3,861,201	(823,760)
States and political subdivisions	258,362	(7,749)	260,563	(39,309)	518,925	(47,058)
Pooled trust preferred securities	—	—	11,125	(2,669)	11,125	(2,669)
Other securities	11,737	(323)	262,912	(30,120)	274,649	(30,443)
Total available-for-sale	$465,307	$(14,072)	$5,559,525	$(1,129,229)	$6,024,832	$(1,143,301)

December 31, 2022
Available-for-Sale
U.S. Treasury	$130,967	$(3,264)	$66,992	$(1,925)	$197,959	$(5,189)
U.S. government-sponsored entities and agencies	454,854	(75,795)	720,226	(93,453)	1,175,080	(169,248)
Mortgage-backed securities - Agency	3,207,319	(358,507)	1,116,205	(258,921)	4,323,524	(617,428)
States and political subdivisions	414,813	(25,555)	2,703	(541)	417,516	(26,096)
Pooled trust preferred securities	—	—	10,811	(2,972)	10,811	(2,972)
Other securities	257,775	(17,045)	75,309	(9,496)	333,084	(26,541)
Total available-for-sale	$4,465,728	$(480,166)	$1,992,246	$(367,308)	$6,457,974	$(847,474)

The following table summarizes the held-to-maturity investment securities with unrecognized losses aggregated by major security type and length of time in a continuous loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
September 30, 2023
Held-to-Maturity
U.S. government-sponsored entities and agencies	$—	$—	$617,010	$(207,213)	$617,010	$(207,213)
Mortgage-backed securities - Agency	—	—	847,652	(195,933)	847,652	(195,933)
States and political subdivisions	64,441	(4,877)	864,668	(226,270)	929,109	(231,147)
Total held-to-maturity	$64,441	$(4,877)	$2,329,330	$(629,416)	$2,393,771	$(634,293)

December 31, 2022
Held-to-Maturity
U.S. government-sponsored entities and agencies	$354,293	$(110,523)	$302,066	$(52,287)	$656,359	$(162,810)
Mortgage-backed securities - Agency	367,849	(42,438)	615,114	(81,416)	982,963	(123,854)
States and political subdivisions	838,689	(127,355)	135,573	(31,667)	974,262	(159,022)
Total held-to-maturity	$1,560,831	$(280,316)	$1,052,753	$(165,370)	$2,613,584	$(445,686)
The unrecognized losses on held-to-maturity investment securities presented in the table above do not include unrecognized losses on securities that were transferred from available-for-sale to held-to-maturity totaling $132.3 million at September 30, 2023 and $148.9 million at December 31, 2022. These unrecognized losses are included as a separate component of shareholders’ equity and are being amortized over the remaining term of the securities.
No allowance for credit losses on available-for-sale debt securities was needed at September 30, 2023 or December 31, 2022.
An allowance on held-to-maturity debt securities is maintained for certain municipal bonds to account for expected lifetime credit losses. Substantially all of the U.S. government-sponsored entities and agencies and agency mortgage-backed securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. Therefore, for those securities, we do not record expected credit losses. The allowance for credit losses on held-to-maturity debt securities was $0.2 million at September 30, 2023 and December 31, 2022.
Accrued interest receivable on the securities portfolio is excluded from the estimate of credit losses and totaled $38.0 million at September 30, 2023 and $50.9 million at December 31, 2022.
At September 30, 2023, Old National’s securities portfolio consisted of 3,007 securities, 2,917 of which were in an unrealized loss position.  The unrealized losses attributable to our U.S. Treasury, U.S. government-sponsored entities and agencies, agency mortgage-backed securities, states and political subdivisions, and other securities are the result of fluctuations in interest rates and temporary market movements.  Old National’s pooled trust preferred securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows.  At September 30, 2023, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.
Old National’s two pooled trust preferred securities with fair values totaling $11.1 million and unrealized losses totaling $2.7 million have experienced credit defaults.  However, we believe that the value of the instruments lies in the full and timely interest payments that will be received through maturity, the steady amortization that will be experienced until maturity, and the full return of principal by the final maturity of the collateralized debt obligations. Old National did not recognize any losses on these securities for the nine months ended September 30, 2023 or 2022.
Equity Securities
Equity securities consist of mutual funds for Community Reinvestment Act qualified investments and diversified investment securities held in a grantor trust for participants in the Company’s nonqualified deferred compensation plan. Old National’s equity securities with readily determinable fair values totaled $69.9 million at September 30,

2023 and $52.5 million at December 31, 2022.  There were losses on equity securities of $0.8 million during the three months ended September 30, 2023 and losses of $1.4 million during the nine months ended September 30, 2023, compared to losses of $0.7 million and $4.9 million during the three and nine months ended September 30, 2022, respectively.
Alternative Investments
Old National has alternative investments without readily determinable fair values that are included in other assets totaling $418.3 million at September 30, 2023, consisting of $242.3 million of illiquid investments in partnerships, limited liability companies, and other ownership interests that support affordable housing and $176.0 million of economic development and community revitalization initiatives in low-to-moderate income neighborhoods. These alternative investments totaled $396.8 million at December 31, 2022.  There have been no impairments or adjustments on equity securities without readily determinable fair values, except for amortization of tax credit investments in the nine months ended September 30, 2023 and 2022. See Note 9 to the consolidated financial statements for detail regarding these investments.
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

	Balance Sheet Line Item	Portfolio Segment Reclassifications	After Reclassifications

(dollars in thousands)
September 30, 2023
Loans:
Commercial	$9,333,448	$(226,353)	$9,107,095
Commercial real estate	13,916,221	(165,593)	13,750,628
BBCC	N/A	391,946	391,946
Residential real estate	6,696,288	—	6,696,288
Consumer	2,631,877	(2,631,877)	N/A
Indirect	N/A	1,047,224	1,047,224
Direct	N/A	542,689	542,689
Home equity	N/A	1,041,964	1,041,964
Total	$32,577,834	$—	$32,577,834

December 31, 2022
Loans:
Commercial	$9,508,904	$(210,280)	$9,298,624
Commercial real estate	12,457,070	(158,322)	12,298,748
BBCC	N/A	368,602	368,602
Residential real estate	6,460,441	—	6,460,441
Consumer	2,697,226	(2,697,226)	N/A
Indirect	N/A	1,034,257	1,034,257
Direct	N/A	629,186	629,186
Home equity	N/A	1,033,783	1,033,783
Total	$31,123,641	$—	$31,123,641
The composition of loans by portfolio segment follows:

(dollars in thousands)	September 30, 2023	December 31, 2022
Commercial (1)	$9,107,095	$9,298,624
Commercial real estate	13,750,628	12,298,748
BBCC	391,946	368,602
Residential real estate	6,696,288	6,460,441
Indirect	1,047,224	1,034,257
Direct	542,689	629,186
Home equity	1,041,964	1,033,783
Total loans	32,577,834	31,123,641
Allowance for credit losses on loans	(303,982)	(303,671)
Net loans	$32,273,852	$30,819,970
(1)Includes direct finance leases of $173.0 million at September 30, 2023 and $188.1 million at December 31, 2022.

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
At 245%, Old National Bank’s applicable investor commercial real estate loans as a percentage of its risk-based capital remained below the regulatory guideline limit of 300% at September 30, 2023.
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
Allowance for Credit Losses
Loans
Credit quality within the loans held for investment portfolio is continuously monitored by management and is reflected within the allowance for credit losses on loans. The allowance for credit losses is an estimate of expected losses inherent within the Company’s loans held for investment portfolio. Credit quality is assessed and monitored by evaluating various attributes and the results of those evaluations are utilized in underwriting new loans and in our process for estimating expected credit losses. Expected credit loss inherent in non-cancelable off-balance-sheet credit exposures is accounted for as a separate liability included in other liabilities on the balance sheet. The allowance for credit losses on loans held for investment is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries. Old National has made a policy election to report accrued interest receivable as a separate line item on the balance sheet. Accrued interest receivable on loans is excluded from the estimate of credit losses and totaled $162.8 million at September 30, 2023 and $137.7 million at December 31, 2022.
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

(dollars in thousands)	Balance at Beginning of Period	Allowance Established for Acquired PCD Loans	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Period
Three Months Ended September 30, 2023
Commercial	$127,403	$—	$(16,705)	$1,616	$12,441	$124,755
Commercial real estate	136,897	—	(2,291)	102	10,267	144,975
BBCC	2,776	—	(1,049)	70	912	2,709
Residential real estate	20,421	—	(15)	28	346	20,780
Indirect	1,407	—	(490)	325	79	1,321
Direct	4,755	—	(2,180)	580	416	3,571
Home equity	6,896	—	(20)	341	(1,346)	5,871
Total	$300,555	$—	$(22,750)	$3,062	$23,115	$303,982

Three Months Ended September 30, 2022
Commercial	$102,819	$3,740	$(2,696)	$2,206	$6,344	$112,413
Commercial real estate	141,802	6,818	(4,772)	287	(45)	144,090
BBCC	2,064	—	—	108	(4)	2,168
Residential real estate	19,729	—	(20)	66	1,481	21,256
Indirect	1,641	—	(624)	379	189	1,585
Direct	14,412	—	(3,299)	442	4,541	16,096
Home equity	5,536	—	(29)	357	(1,218)	4,646
Total	$288,003	$10,558	$(11,440)	$3,845	$11,288	$302,254

Nine Months Ended September 30, 2023
Commercial	$120,612	$—	$(37,459)	$3,713	$37,889	$124,755
Commercial real estate	138,244	—	(5,938)	1,394	11,275	144,975
BBCC	2,431	—	(1,171)	174	1,275	2,709
Residential real estate	21,916	—	(256)	153	(1,033)	20,780
Indirect	1,532	—	(2,089)	1,349	529	1,321
Direct	12,116	—	(8,018)	1,798	(2,325)	3,571
Home equity	6,820	—	(330)	471	(1,090)	5,871
Total	$303,671	$—	$(55,261)	$9,052	$46,520	$303,982

Nine Months Ended September 30, 2022
Commercial	$27,232	$38,780	$(5,919)	$3,219	$49,101	$112,413
Commercial real estate	64,004	49,419	(5,596)	789	35,474	144,090
BBCC	2,458	—	(48)	256	(498)	2,168
Residential real estate	9,347	136	(344)	636	11,481	21,256
Indirect	1,743	—	(1,636)	921	557	1,585
Direct	528	31	(6,550)	1,712	20,375	16,096
Home equity	2,029	723	(107)	540	1,461	4,646
Total	$107,341	$89,089	$(20,200)	$8,073	$117,951	$302,254

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Allowance for credit losses on unfunded loan commitments:
Balance at beginning of period	$37,007	$21,966	$32,188	$10,879
Provision for credit losses on unfunded loan commitments acquired during the period	—	—	—	11,013
(Recapture of) provision for credit losses on unfunded loan commitments	(4,047)	4,203	772	4,277
Balance at end of period	$32,960	$26,169	$32,960	$26,169
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

The following table summarizes the amortized cost of term loans by risk category of commercial, commercial real estate, and BBCC loans by loan portfolio segment, class of loan, and origination year:

(dollars in thousands)	Origination Year							Revolving to Term
	2023	2022	2021	2020	2019	Prior	Revolving		Total
September 30, 2023
Commercial:
Pass	$1,615,716	$1,690,168	$1,095,758	$553,187	$479,907	$501,610	$2,000,147	$454,995	$8,391,488
Criticized	27,469	110,893	21,107	46,241	22,674	54,738	107,105	32,247	422,474
Classified:
Substandard	19,509	40,694	32,135	38,892	9,970	20,431	66,977	15,417	244,025
Nonaccrual	—	5,748	2,034	284	2,718	—	—	—	10,784
Doubtful	—	18,838	5,626	1,762	962	11,136	—	—	38,324
Total	$1,662,694	$1,866,341	$1,156,660	$640,366	$516,231	$587,915	$2,174,229	$502,659	$9,107,095
Commercial real estate:
Pass	$1,805,852	$3,432,536	$2,715,562	$1,734,359	$1,117,895	$1,273,742	$73,590	$796,442	$12,949,978
Criticized	58,440	62,461	42,128	28,716	27,978	90,549	9,959	21,023	341,254
Classified:
Substandard	21,214	84,269	23,589	16,822	78,165	41,313	—	50,424	315,796
Nonaccrual	—	2,983	11,470	1,428	52	11,385	—	792	28,110
Doubtful	—	1,649	33,564	4,142	38,199	37,936	—	—	115,490
Total	$1,885,506	$3,583,898	$2,826,313	$1,785,467	$1,262,289	$1,454,925	$83,549	$868,681	$13,750,628
BBCC:
Pass	$74,658	$76,281	$49,463	$42,980	$30,085	$14,488	$66,281	$18,582	$372,818
Criticized	2,295	2,469	1,114	76	1,110	—	2,470	2,264	11,798
Classified:
Substandard	98	733	619	24	401	1,196	100	438	3,609
Nonaccrual	216	451	310	340	—	87	477	278	2,159
Doubtful	—	865	492	50	67	88	—	—	1,562
Total	$77,267	$80,799	$51,998	$43,470	$31,663	$15,859	$69,328	$21,562	$391,946

(dollars in thousands)	Origination Year							Revolving to Term
	2022	2021	2020	2019	2018	Prior	Revolving		Total
December 31, 2022
Commercial:
Pass	$2,388,618	$1,754,364	$796,340	$738,208	$362,986	$388,617	$1,988,763	$329,119	$8,747,015
Criticized	40,856	30,661	63,557	33,490	9,195	5,312	61,036	4,327	248,434
Classified:
Substandard	37,223	47,522	16,540	22,925	4,844	21,204	67,402	25,143	242,803
Nonaccrual	3,627	1,453	566	—	—	—	1,634	6,623	13,903
Doubtful	2,821	17,604	3,720	8,005	5,968	8,351	—	—	46,469
Total	$2,473,145	$1,851,604	$880,723	$802,628	$382,993	$423,484	$2,118,835	$365,212	$9,298,624
Commercial real estate:
Pass	$3,066,960	$2,828,758	$1,989,000	$1,219,025	$675,572	$1,018,719	$57,818	$689,553	$11,545,405
Criticized	75,306	34,422	22,569	82,637	86,504	56,864	—	23,282	381,584
Classified:
Substandard	46,231	16,928	24,319	78,468	57,824	21,591	—	4,108	249,469
Nonaccrual	3,151	9,541	5,014	—	2,312	22,155	—	3,257	45,430
Doubtful	1,934	38,386	10,011	4,605	1,523	20,401	—	—	76,860
Total	$3,193,582	$2,928,035	$2,050,913	$1,384,735	$823,735	$1,139,730	$57,818	$720,200	$12,298,748
BBCC:
Pass	$90,341	$64,161	$52,304	$36,868	$23,618	$11,333	$60,016	$18,881	$357,522
Criticized	1,504	525	368	692	353	—	1,006	1,603	6,051
Classified:
Substandard	811	143	—	421	—	—	543	682	2,600
Nonaccrual	42	37	118	—	429	284	—	639	1,549
Doubtful	40	107	439	157	64	73	—	—	880
Total	$92,738	$64,973	$53,229	$38,138	$24,464	$11,690	$61,565	$21,805	$368,602

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

	Origination Year							Revolving to Term
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving		Total
September 30, 2023
Residential real estate:
Risk Rating:
Performing	$362,518	$1,504,933	$1,861,729	$1,732,039	$444,411	$750,037	$—	$279	$6,655,946
Nonperforming	—	3,529	2,905	4,538	3,343	26,027	—	—	40,342
Total	$362,518	$1,508,462	$1,864,634	$1,736,577	$447,754	$776,064	$—	$279	$6,696,288
Indirect:
Risk Rating:
Performing	$309,220	$390,012	$181,235	$96,148	$46,877	$19,666	$—	$196	$1,043,354
Nonperforming	120	1,270	1,175	604	361	340	—	—	3,870
Total	$309,340	$391,282	$182,410	$96,752	$47,238	$20,006	$—	$196	$1,047,224
Direct:
Risk Rating:
Performing	$84,749	$99,625	$107,539	$54,070	$35,065	$87,207	$63,877	$4,852	$536,984
Nonperforming	87	486	522	403	316	3,874	6	11	5,705
Total	$84,836	$100,111	$108,061	$54,473	$35,381	$91,081	$63,883	$4,863	$542,689
Home equity:
Risk Rating:
Performing	$1	$692	$387	$690	$743	$5,736	$994,797	$23,918	$1,026,964
Nonperforming	—	24	219	203	758	4,810	1,692	7,294	15,000
Total	$1	$716	$606	$893	$1,501	$10,546	$996,489	$31,212	$1,041,964

	Origination Year							Revolving to Term
	2022	2021	2020	2019	2018	Prior	Revolving		Total
December 31, 2022
Residential real estate:
Risk Rating:
Performing	$1,327,168	$1,945,792	$1,825,762	$478,529	$136,260	$712,175	$7	$88	$6,425,781
Nonperforming	59	529	861	873	1,826	30,512	—	—	34,660
Total	$1,327,227	$1,946,321	$1,826,623	$479,402	$138,086	$742,687	$7	$88	$6,460,441
Indirect:
Risk Rating:
Performing	$504,410	$249,407	$144,265	$82,304	$31,484	$19,095	$—	$62	$1,031,027
Nonperforming	348	1,074	645	531	304	328	—	—	3,230
Total	$504,758	$250,481	$144,910	$82,835	$31,788	$19,423	$—	$62	$1,034,257
Direct:
Risk Rating:
Performing	$132,934	$164,126	$77,406	$57,919	$45,299	$59,212	$87,622	$671	$625,189
Nonperforming	115	851	614	205	327	1,526	5	354	3,997
Total	$133,049	$164,977	$78,020	$58,124	$45,626	$60,738	$87,627	$1,025	$629,186
Home equity:
Risk Rating:
Performing	$919	$896	$1,849	$1,497	$983	$11,646	$990,001	$14,792	$1,022,583
Nonperforming	166	160	166	446	794	4,308	1,698	3,462	11,200
Total	$1,085	$1,056	$2,015	$1,943	$1,777	$15,954	$991,699	$18,254	$1,033,783

The following table summarizes the gross charge-offs of loans by loan portfolio segment and origination year:

	Origination Year
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Three Months Ended September 30, 2023
Commercial	$—	$4,154	$12,271	$—	$—	$63	$217	$16,705
Commercial real estate	—	—	—	1,744	—	547	—	2,291
BBCC	499	501	49	—	—	—	—	1,049
Residential real estate	—	—	—	—	—	15	—	15
Indirect	75	276	86	12	10	31	—	490
Direct	19	429	423	112	270	60	867	2,180
Home equity	—	—	—	—	—	20	—	20
Total gross charge-offs	$593	$5,360	$12,829	$1,868	$280	$736	$1,084	$22,750

Nine Months Ended September 30, 2023
Commercial	$—	$6,254	$23,432	$120	$6,789	$302	$562	$37,459
Commercial real estate	—	54	735	2,144	—	3,005	—	5,938
BBCC	499	548	77	47	—	—	—	1,171
Residential real estate	—	—	—	—	—	256	—	256
Indirect	85	954	640	153	137	120	—	2,089
Direct	19	1,330	1,805	570	1,011	450	2,833	8,018
Home equity	—	—	—	—	—	330	—	330
Total gross charge-offs	$603	$9,140	$26,689	$3,034	$7,937	$4,463	$3,395	$55,261
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
The following table presents the aging of the amortized cost basis in past due loans by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Current	Total Loans
September 30, 2023
Commercial	$2,754	$4,214	$12,504	$19,472	$9,087,623	$9,107,095
Commercial real estate	15,954	6,295	21,366	43,615	13,707,013	13,750,628
BBCC	1,273	511	712	2,496	389,450	391,946
Residential	29,762	6,784	12,733	49,279	6,647,009	6,696,288
Indirect	5,576	1,368	1,156	8,100	1,039,124	1,047,224
Direct	3,626	1,059	1,588	6,273	536,416	542,689
Home equity	5,840	1,808	6,077	13,725	1,028,239	1,041,964
Total	$64,785	$22,039	$56,136	$142,960	$32,434,874	$32,577,834

December 31, 2022
Commercial	$14,147	$4,801	$11,080	$30,028	$9,268,596	$9,298,624
Commercial real estate	47,240	1,312	32,892	81,444	12,217,304	12,298,748
BBCC	730	365	603	1,698	366,904	368,602
Residential	24,181	5,033	11,753	40,967	6,419,474	6,460,441
Indirect	6,302	2,118	958	9,378	1,024,879	1,034,257
Direct	5,404	2,118	1,928	9,450	619,736	629,186
Home equity	6,585	1,966	4,707	13,258	1,020,525	1,033,783
Total	$104,589	$17,713	$63,921	$186,223	$30,937,418	$31,123,641

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing by class of loan:

	September 30, 2023			December 31, 2022
(dollars in thousands)	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing
Commercial	$49,108	$13,432	$577	$60,372	$7,873	$152
Commercial real estate	143,600	29,721	104	122,290	33,445	—
BBCC	3,721	—	—	2,429	—	—
Residential	40,342	—	—	34,660	—	1,808
Indirect	3,870	—	54	3,230	—	28
Direct	5,705	—	109	3,997	—	133
Home equity	15,000	—	348	11,200	—	529
Total	$261,346	$43,153	$1,192	$238,178	$41,318	$2,650
Interest income recognized on nonaccrual loans was insignificant during the three and nine months ended September 30, 2023 and 2022.
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

	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Investment Securities/Cash	Auto	Other
September 30, 2023
Commercial	$13,635	$31,856	$466	$288	$347
Commercial real estate	131,826	—	1,205	—	6,184
BBCC	2,131	1,174	—	416	—
Residential	40,342	—	—	—	—
Indirect	—	—	—	3,870	—
Direct	4,622	1	3	296	31
Home equity	15,000	—	—	—	—
Total loans	$207,556	$33,031	$1,674	$4,870	$6,562

December 31, 2022
Commercial	$8,962	$42,754	$2,690	$1,611	$980
Commercial real estate	108,871	—	1,718	—	6,411
BBCC	1,939	478	—	12	—
Residential	34,660	—	—	—	—
Indirect	—	—	—	3,230	—
Direct	2,991	13	—	232	23
Home equity	11,200	—	—	—	—
Total loans	$168,623	$43,245	$4,408	$5,085	$7,414
Loan Participations
Old National has loan participations, which qualify as participating interests, with other financial institutions.  At September 30, 2023, these loans totaled $2.8 billion, of which $1.2 billion had been sold to other financial institutions and $1.6 billion was retained by Old National.  The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.

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
The following table presents the amortized cost basis of financial difficulty modifications at September 30, 2023 that were modified during the three and nine months ended September 30, 2023 by class of loans and type of modification:

(dollars in thousands)	Term Extension	Total Class of Loans
Three Months Ended September 30, 2023
Commercial	$3,502	0.0%
Commercial real estate	93,844	0.7%
Total	$97,346	0.3%

Nine Months Ended September 30, 2023
Commercial	$20,811	0.2%
Commercial real estate	116,580	0.8%
Total	$137,391	0.4%
Old National closely monitors the performance of financial difficulty modifications to understand the effectiveness of its efforts. The following table presents the performance of loans identified as financial difficulty modifications at September 30, 2023:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Current	Total Loans
September 30, 2023
Commercial	$—	$—	$2,541	$2,541	$18,270	$20,811
Commercial real estate	1,086	—	—	1,086	115,494	116,580
Total	$1,086	$—	$2,541	$3,627	$133,764	$137,391
The following table summarizes the nature of the financial difficulty modifications during the three and nine months ended September 30, 2023 by class of loans:

(dollars in thousands)	Weighted- Average Term Extension (in months)
Three Months Ended September 30, 2023
Commercial	7.3
Commercial real estate	9.2
Total	9.2

Nine Months Ended September 30, 2023
Commercial	5.7
Commercial real estate	8.9
Total	8.4
There were no payment defaults on these loans subsequent to their modifications during the three and nine months ended September 30, 2023. At September 30, 2023, Old National had not committed to lend any material additional funds to the borrowers whose loans were modified due to financial difficulties.

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
The components of lease expense were as follows:

	Affected Line Item in the Statement of Income	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)		2023	2022	2023	2022
Operating lease cost	Occupancy/Equipment expense	$7,462	$7,657	$23,569	$21,323
Finance lease cost:
Amortization of right-of-use assets	Occupancy expense	742	680	2,170	2,003
Interest on lease liabilities	Interest expense	183	105	536	315
Sub-lease income	Occupancy expense	(119)	(87)	(281)	(389)
Total		$8,268	$8,355	$25,994	$23,252
Supplemental balance sheet information related to leases was as follows:

(dollars in thousands)	September 30, 2023	December 31, 2022
Operating Leases
Operating lease right-of-use assets	$179,284	$189,714
Operating lease liabilities	199,937	211,964
Finance Leases
Premises and equipment, net	20,571	10,799
Other borrowings	21,595	13,469
Weighted-Average Remaining Lease Term (in Years)
Operating leases	8.5	9.1
Finance leases	10.6	7.2
Weighted-Average Discount Rate
Operating leases	2.93%	2.88%
Finance leases	3.89%	3.30%
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$23,766	$22,223
Operating cash flows from finance leases	536	315
Financing cash flows from finance leases	1,893	1,839

The following table presents a maturity analysis of the Company’s lease liability by lease classification at September 30, 2023:

(dollars in thousands)	Operating Leases	Finance Leases
2023	$7,959	$826
2024	31,183	3,357
2025	29,564	3,380
2026	28,622	2,154
2027	27,662	2,157
Thereafter	102,282	14,809
Total undiscounted lease payments	227,272	26,683
Amounts representing interest	(27,335)	(5,088)
Lease liability	$199,937	$21,595

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the changes in the carrying amount of goodwill:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Balance at beginning of period	$1,998,716	$1,991,534	$1,998,716	$1,036,994
Acquisitions and adjustments	—	11,065	—	965,605
Balance at end of period	$1,998,716	$2,002,599	$1,998,716	$2,002,599
The increase in goodwill for the three and nine months ended September 30, 2022 was due to the First Midwest merger. See Note 3 to the consolidated financial statements for additional detail regarding this transaction.
Old National performed the required annual goodwill impairment test as of August 31, 2023 and concluded that there was no impairment.  No events or circumstances since the August 31, 2023 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.
The gross carrying amounts and accumulated amortization of other intangible assets were as follows:

(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
September 30, 2023
Core deposit	$143,511	$(68,312)	$75,199
Customer trust relationships	52,621	(19,701)	32,920
Total other intangible assets	$196,132	$(88,013)	$108,119

December 31, 2022
Core deposit	$170,642	$(80,951)	$89,691
Customer trust relationships	56,243	(19,529)	36,714
Total other intangible assets	$226,885	$(100,480)	$126,405
Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years.
Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. No impairment charges were recorded during the nine months ended September 30, 2023 or 2022.  Total amortization expense associated with intangible assets was

$6.0 million and $18.3 million for the three and nine months ended September 30, 2023, respectively, compared to $7.1 million and $19.1 million for the three and nine months ended September 30, 2022, respectively.
Estimated amortization expense for future years is as follows:

(dollars in thousands)
2023 remaining	$5,869
2024	21,239
2025	18,358
2026	15,555
2027	12,867
Thereafter	34,231
Total	$108,119
NOTE 9 – QUALIFIED AFFORDABLE HOUSING PROJECTS AND OTHER TAX CREDIT INVESTMENTS
Old National is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects.  These investments are included in other assets on the balance sheet, with any unfunded commitments included with other liabilities. As of September 30, 2023, Old National expects to recover its remaining investments through the use of the tax credits that are generated by the investments.
The following table summarizes Old National’s investments in qualified affordable housing projects and other tax credit investments:

(dollars in thousands)		September 30, 2023		December 31, 2022
Investment	Accounting Method	Investment	Unfunded Commitment (1)	Investment	Unfunded Commitment
LIHTC	Proportional amortization	$93,214	$54,440	$84,428	$55,754
FHTC	Equity	36,715	27,214	19,316	9,588
NMTC	Consolidation	45,637	—	51,912	—
Renewable Energy	Equity	385	—	1,099	—
Total		$175,951	$81,654	$156,755	$65,342
(1)All commitments will be paid by Old National by December 31, 2027.

The following table summarizes the amortization expense and tax benefit recognized for Old National’s qualified affordable housing projects and other tax credit investments:

(dollars in thousands)	Amortization Expense (1)	Tax Expense (Benefit) Recognized (2)
Three Months Ended September 30, 2023
LIHTC	$3,208	$(3,582)
FHTC	330	(399)
NMTC	2,092	(2,611)
Renewable Energy	222	—
Total	$5,852	$(6,592)

Three Months Ended September 30, 2022
LIHTC	$1,240	$(1,650)
FHTC	215	(262)
NMTC	2,237	(2,788)
Renewable Energy	210	—
Total	$3,902	$(4,700)

Nine Months Ended September 30, 2023
LIHTC	$6,135	$(7,398)
FHTC	1,178	(1,423)
NMTC	6,275	(7,833)
Renewable Energy	714	—
Total	$14,302	$(16,654)

Nine Months Ended September 30, 2022
LIHTC	$3,734	$(4,950)
FHTC	635	(776)
NMTC	4,439	(5,538)
Renewable Energy	629	—
Total	$9,437	$(11,264)
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

NOTE 10 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase are secured borrowings.  Old National pledges investment securities to secure these borrowings. The following table presents securities sold under agreements to repurchase and related weighted-average interest rates:

	At or for the Nine Months Ended September 30,
(dollars in thousands)	2023	2022
Outstanding at period end	$279,061	$438,053
Average amount outstanding during the period	351,362	450,966
Maximum amount outstanding at any month-end during the period	430,537	509,275
Weighted-average interest rate:
During the period	0.91%	0.09%
At period end	1.35%	0.40%
At December 31, 2022, securities sold under agreements to repurchase totaled $432.8 million with a weighted-average interest rate of 1.31%.
The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At September 30, 2023
	Remaining Contractual Maturity of the Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 days	Total
Repurchase Agreements:
U.S. Treasury and agency securities	$279,061	$—	$—	$—	$279,061
Total	$279,061	$—	$—	$—	$279,061
The fair value of securities pledged to secure repurchase agreements may decline.  Old National has pledged securities valued at 107% of the gross outstanding balance of repurchase agreements at September 30, 2023 to manage this risk.
NOTE 11 – FEDERAL HOME LOAN BANK ADVANCES
The following table summarizes Old National Bank’s FHLB advances:

(dollars in thousands)	September 30, 2023	December 31, 2022
FHLB advances (fixed rates 0.00% to 5.61% and variable rates 5.35% to 5.36%) maturing December 2023 to September 2042	$4,450,528	$3,850,677
Fair value hedge basis adjustments and unamortized prepayment fees	(37,952)	(21,659)
Total	$4,412,576	$3,829,018
FHLB advances had weighted-average rates of 3.36% at September 30, 2023 and 3.15% at December 31, 2022. Certain FHLB advances are collateralized with loans and investment securities up to 190%.
At September 30, 2023, total unamortized prepayment fees related to debt modifications completed in prior years totaled $15.7 million, compared to $20.2 million at December 31, 2022.

Contractual maturities of FHLB advances at September 30, 2023 were as follows:

(dollars in thousands)
Due in 2023	$100,000
Due in 2024	25,243
Due in 2025	550,285
Due in 2026	100,000
Thereafter	3,675,000
Fair value hedge basis adjustments and unamortized prepayment fees	(37,952)
Total	$4,412,576

NOTE 12 – OTHER BORROWINGS
The following table summarizes Old National’s other borrowings:

(dollars in thousands)	September 30, 2023	December 31, 2022
Old National Bancorp:
Senior unsecured notes (fixed rate 4.125%) maturing August 2024	$175,000	$175,000
Unamortized debt issuance costs related to senior unsecured notes	(130)	(247)
Subordinated debentures (fixed rate 5.875%) maturing September 2026	150,000	150,000
Junior subordinated debentures (rates of 6.95% to 9.21%) maturing July 2031 to September 2037	136,643	136,643
Other basis adjustments	19,496	23,363
Old National Bank:
Finance lease liabilities	21,595	13,469
Subordinated debentures (variable rate 9.99%) maturing October 2025	12,000	12,000
Leveraged loans for NMTC (fixed rates of 1.00% to 1.43%) maturing December 2046 to June 2060	143,745	143,187
Other (1)	205,106	89,588
Total other borrowings	$863,455	$743,003
(1)Includes overnight borrowings to collateralize certain derivative positions totaling $204.5 million at September 30, 2023 and $88.0 million at December 31, 2022.
Contractual maturities of other borrowings at September 30, 2023 were as follows:

(dollars in thousands)
Due in 2023	$205,160
Due in 2024	177,653
Due in 2025	14,740
Due in 2026	151,576
Due in 2027	1,636
Thereafter	292,738
Unamortized debt issuance costs and other basis adjustments	19,952
Total	$863,455
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
The following table summarizes the terms of our outstanding junior subordinated debentures at September 30, 2023:

(dollars in thousands)				Rate at September 30, 2023
Name of Trust	Issuance Date	Issuance Amount	Rate		Maturity Date
Bridgeview Statutory Trust I	July 2001	$15,464	3-month SOFR plus 3.58%	9.21%	July 31, 2031
Bridgeview Capital Trust II	December 2002	15,464	3-month SOFR plus 3.35%	8.92%	January 7, 2033
First Midwest Capital Trust I	November 2003	37,825	6.95% fixed	6.95%	December 1, 2033
St. Joseph Capital Trust II	March 2005	5,155	3-month SOFR plus 1.75%	7.42%	March 17, 2035
Northern States Statutory Trust I	September 2005	10,310	3-month SOFR plus 1.80%	7.47%	September 15, 2035
Anchor Capital Trust III	August 2005	5,000	3-month SOFR plus 1.55%	7.21%	September 30, 2035
Great Lakes Statutory Trust II	December 2005	6,186	3-month SOFR plus 1.40%	7.07%	December 15, 2035
Home Federal Statutory Trust I	September 2006	15,464	3-month SOFR plus 1.65%	7.32%	September 15, 2036
Monroe Bancorp Capital Trust I	July 2006	3,093	3-month SOFR plus 1.60%	7.17%	October 7, 2036
Tower Capital Trust 3	December 2006	9,279	3-month SOFR plus 1.69%	7.36%	March 1, 2037
Monroe Bancorp Statutory Trust II	March 2007	5,155	3-month SOFR plus 1.60%	7.27%	June 15, 2037
Great Lakes Statutory Trust III	June 2007	8,248	3-month SOFR plus 1.70%	7.37%	September 15, 2037
Total		$136,643

Subordinated Debentures
Old National assumed $12.0 million of subordinated fixed-to-floating notes related to the acquisition of Anchor Bancorp, Inc. (MN).  The debentures currently have a floating rate of interest equal to the three-month term SOFR rate plus 4.618%.
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
Finance Lease Liabilities
Old National has long-term finance lease liabilities for certain banking centers and equipment totaling $21.6 million at September 30, 2023.  See Note 7 to the consolidated financial statements for a maturity analysis of the Company’s finance lease liabilities.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes within each classification of AOCI, net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sale Debt Securities	Unrealized Gains and Losses on Held-to- Maturity Securities	Gains and Losses on Hedges	Defined Benefit Pension Plans	Total
Three Months Ended September 30, 2023
Balance at beginning of period	$(701,393)	$(103,144)	$(4,096)	$—	$(808,633)
Other comprehensive income (loss) before reclassifications	(156,660)	—	(11,546)	—	(168,206)
Amounts reclassified from AOCI to income (1)	178	4,193	3,653	—	8,024
Balance at end of period	$(857,875)	$(98,951)	$(11,989)	$—	$(968,815)

Three Months Ended September 30, 2022
Balance at beginning of period	$(437,075)	$(122,199)	$(9,875)	$16	$(569,133)
Other comprehensive income (loss) before reclassifications	(217,401)	—	(27,725)	—	(245,126)
Amounts reclassified from AOCI to income (1)	131	5,121	565	(8)	5,809
Balance at end of period	$(654,345)	$(117,078)	$(37,035)	$8	$(808,450)

Nine Months Ended September 30, 2023
Balance at beginning of period	$(642,346)	$(112,664)	$(31,549)	$137	$(786,422)
Other comprehensive income (loss) before reclassifications	(219,562)	1,325	34,279	—	(183,958)
Amounts reclassified from AOCI to income (1)	4,033	12,388	(14,719)	(137)	1,565
Balance at end of period	$(857,875)	$(98,951)	$(11,989)	$—	$(968,815)

Nine Months Ended September 30, 2022
Balance at beginning of period	$(2,950)	$—	$543	$32	$(2,375)
Other comprehensive income (loss) before reclassifications	(651,330)	(125,229)	(37,473)	—	(814,032)
Amounts reclassified from AOCI to income (1)	(65)	8,151	(105)	(24)	7,957
Balance at end of period	$(654,345)	$(117,078)	$(37,035)	$8	$(808,450)
(1)See table below for details about reclassifications to income.

The following table summarizes the amounts reclassified out of each component of AOCI for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
(dollars in thousands)	2023	2022
Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement of Income
Unrealized gains and losses on available-for-sale securities	$(241)	$(172)	Debt securities gains (losses), net
	63	41	Income tax (expense) benefit
	$(178)	$(131)	Net income (loss)
Unrealized gains and losses on held-to-maturity securities	$(5,623)	$(6,772)	Interest income (expense)
	1,430	1,651	Income tax (expense) benefit
	$(4,193)	$(5,121)	Net income (loss)
Gains and losses on hedges Interest rate contracts	$(4,927)	$(749)	Interest income (expense)
	1,274	184	Income tax (expense) benefit
	$(3,653)	$(565)	Net income (loss)
Amortization of defined benefit pension items
Actuarial gains (losses)	$—	$11	Salaries and employee benefits
	—	(3)	Income tax (expense) benefit
	$—	$8	Net income (loss)

Total reclassifications for the period	$(8,024)	$(5,809)	Net income (loss)
The following table summarizes the amounts reclassified out of each component of AOCI for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022
Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement of Income
Unrealized gains and losses on available-for-sale securities	$(5,440)	$85	Debt securities gains (losses), net
	1,407	(20)	Income tax (expense) benefit
	$(4,033)	$65	Net income (loss)
Unrealized gains and losses on held-to-maturity securities	$(16,574)	$(10,774)	Interest income (expense)
	4,186	2,623	Income tax (expense) benefit
	$(12,388)	$(8,151)	Net income (loss)
Gains and losses on hedges Interest rate contracts	$19,893	$139	Interest income (expense)
	(5,174)	(34)	Income tax (expense) benefit
	$14,719	$105	Net income (loss)
Amortization of defined benefit pension items
Actuarial gains (losses)	$182	$32	Salaries and employee benefits
	(45)	(8)	Income tax (expense) benefit
	$137	$24	Net income (loss)

Total reclassifications for the period	$(1,565)	$(7,957)	Net income (loss)

NOTE 14 – INCOME TAXES
Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Provision at statutory rate of 21%	$40,358	$37,598	$122,352	$59,365
Tax-exempt income:
Tax-exempt interest	(4,625)	(3,929)	(13,716)	(10,335)
Section 291/265 interest disallowance	675	85	1,593	150
Company-owned life insurance income	(743)	(684)	(2,315)	(2,340)
Tax-exempt income	(4,693)	(4,528)	(14,438)	(12,525)
State income taxes	8,163	7,050	24,856	7,808
Interim period effective rate adjustment	116	(31)	(607)	3,042
Tax credit investments - federal	(2,071)	(2,407)	(7,122)	(4,968)
Officer compensation limitation	1,040	401	3,120	1,053
Non-deductible FDIC premiums	1,949	1,178	6,096	2,549
Other, net	(558)	(374)	(1,139)	(1,187)
Income tax expense (benefit)	$44,304	$38,887	$133,118	$55,137
Effective tax rate	23.1%	21.7%	22.9%	19.5%
The provision for income taxes was recorded at September 30, 2023 and 2022 based on the current estimate of the effective annual rate.
The higher effective tax rate during the nine months ended September 30, 2023 compared to the same period in 2022 reflected an increase in pre-tax book income combined with smaller increases in tax-exempt income and tax credits. Other contributing factors were increases in non-deductible officer compensation and non-deductible FDIC premiums as well as the First Midwest merger in February 2022.
Net Deferred Tax Assets
Net deferred tax assets are included in other assets on the balance sheet. At September 30, 2023, net deferred tax assets totaled $480.7 million, compared to $435.8 million at December 31, 2022. No valuation allowance was required on the Company’s deferred tax assets at September 30, 2023 or December 31, 2022.
The Company’s retained earnings at September 30, 2023 included an appropriation for acquired thrifts’ tax bad debt allowances totaling $58.6 million for which no provision for federal or state income taxes has been made.  If in the future, this portion of retained earnings were distributed as a result of the liquidation of the Company or its subsidiaries, federal and state income taxes would be imposed at the then applicable rates.
Old National has federal net operating loss carryforwards totaling $68.4 million at September 30, 2023 and $81.5 million at December 31, 2022.  This federal net operating loss was acquired from the acquisition of Anchor BanCorp Wisconsin Inc. in 2016 and First Midwest in 2022.  If not used, the federal net operating loss carryforwards will begin expiring in 2030 and later.  Old National has recorded state net operating loss carryforwards totaling $115.6 million at September 30, 2023 and $124.4 million at December 31, 2022.  If not used, the state net operating loss carryforwards will expire from 2027 to 2036.
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
Cash Flow Hedges
Interest rate swaps of certain borrowings were designated as cash flow hedges totaling $150.0 million notional amount at both September 30, 2023 and December 31, 2022. Interest rate collars and floors related to variable-rate commercial loan pools were designated as cash flow hedges totaling $1.5 billion notional amount at September 30, 2023 and $1.9 billion notional amount at December 31, 2022. The hedges were determined to be effective during all periods presented and we expect them to remain effective during the remaining terms.
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
Fair Value Hedges
Interest rate swaps of certain borrowings were designated as fair value hedges totaling $700.0 million notional amount at September 30, 2023 and $300.0 million notional amount at December 31, 2022. Interest rate swaps of certain available-for-sale investment securities were designated as fair value hedges totaling $998.1 million notional amount at September 30, 2023 and $910.0 million notional amount at December 31, 2022. The hedges were determined to be effective during all periods presented and we expect them to remain effective during the remaining terms.

The following table summarizes Old National’s derivatives designated as hedges:

	September 30, 2023			December 31, 2022
		Fair Value			Fair Value
(dollars in thousands)	Notional	Assets (1)	Liabilities (2)	Notional	Assets (1)	Liabilities (2)
Cash flow hedges
Interest rate collars and floors on loan pools	$1,500,000	$2,214	$27,749	$1,900,000	$11,764	$47,859
Interest rate swaps on borrowings (3)	150,000	—	—	150,000	—	—
Fair value hedges
Interest rate swaps on investment securities (3)	998,107	—	—	909,957	—	—
Interest rate swaps on borrowings (3)	700,000	—	—	300,000	—	—
Total		$2,214	$27,749		$11,764	$47,859

(1)Derivative assets are included in other assets on the balance sheet.
(2)Derivative liabilities are included in other liabilities on the balance sheet.
(3)The fair values of certain counterparty interest rate swaps are zero due to the settlement of centrally cleared variation margin rules.
The effect of derivative instruments in fair value hedging relationships on the consolidated statements of income were as follows:

(dollars in thousands)					Gain (Loss) Recognized in Income on Related Hedged Items
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Hedged Items in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in in Income on Related Hedged Item
Three Months Ended September 30, 2023
Interest rate contracts	Interest income/(expense)	$(9,553)	Fixed-rate debt	Interest income/(expense)	$9,566
Interest rate contracts	Interest income/(expense)	45,537	Fixed-rate investment securities	Interest income/(expense)	(46,055)
Total		$35,984			$(36,489)

Three Months Ended September 30, 2022
Interest rate contracts	Interest income/(expense)	$(532)	Fixed-rate debt	Interest income/(expense)	$638
Interest rate contracts	Interest income/(expense)	47,963	Fixed-rate investment securities	Interest income/(expense)	(47,975)
Total		$47,431			$(47,337)

Nine Months Ended September 30, 2023
Interest rate contracts	Interest income/(expense)	$(18,500)	Fixed-rate debt	Interest income/(expense)	$18,303
Interest rate contracts	Interest income/(expense)	7,268	Fixed-rate investment securities	Interest income/(expense)	(7,671)
Total		$(11,232)			$10,632

Nine Months Ended September 30, 2022
Interest rate contracts	Interest income/(expense)	$(7,889)	Fixed-rate debt	Interest income/(expense)	$8,193
Interest rate contracts	Interest income/(expense)	159,397	Fixed-rate investment securities	Interest income/(expense)	(159,767)
Total		$151,508			$(151,574)

The effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income were as follows:

		Three Months Ended September 30,		Three Months Ended September 30,
(dollars in thousands)		2023	2022	2023	2022
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	Interest income/(expense)	$(15,574)	$(36,755)	$(5,960)	$(749)
		Nine Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	Interest income/(expense)	$4,302	$(49,679)	$17,481	$139
Amounts reported in AOCI related to cash flow hedges will be reclassified to interest income or interest expense as interest payments are received or paid on Old National’s derivative instruments.  During the next 12 months, we estimate that $5.8 million will be reclassified to interest income and $26.3 million will be reclassified to interest expense.
Derivatives Not Designated as Hedges
Commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives.  These derivative contracts do not qualify for hedge accounting.  At September 30, 2023, the notional amounts of the interest rate lock commitments were $42.5 million and forward commitments were $54.7 million.  At December 31, 2022, the notional amounts of the interest rate lock commitments were $21.4 million and forward commitments were $30.3 million.  It is our practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans.
Old National also enters into derivative instruments for the benefit of its clients. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $5.8 billion at September 30, 2023 and $5.2 billion at December 31, 2022. These derivative contracts do not qualify for hedge accounting.  These instruments include interest rate swaps, caps, and collars.  Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of clients by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.
Old National enters into derivative financial instruments as part of its foreign currency risk management strategies.  These derivative instruments consist of foreign currency forward contracts to accommodate the business needs of its clients.  Old National does not designate these foreign currency forward contracts for hedge accounting treatment.

The following table summarizes Old National’s derivatives not designated as hedges:

	September 30, 2023			December 31, 2022
		Fair Value			Fair Value
(dollars in thousands)	Notional	Assets (1)	Liabilities (2)	Notional	Assets (1)	Liabilities (2)
Interest rate lock commitments	$42,492	$—	$146	$21,401	$93	$—
Forward mortgage loan contracts	54,730	1,031	—	30,330	32	—
Customer interest rate swaps	5,775,638	1,208	379,864	5,220,363	5,676	326,924
Counterparty interest rate swaps (3)	5,775,634	222,907	1,213	5,220,363	151,111	5,711
Customer foreign currency contracts	13,234	218	156	8,341	253	42
Counterparty foreign currency contracts	12,970	255	141	8,297	72	168
Total		$225,619	$381,520		$157,237	$332,845

(1)Derivative assets are included in other assets on the balance sheet.
(2)Derivative liabilities are included in other liabilities on the balance sheet.
(3)The fair values of certain counterparty interest rate swaps are zero due to the settlement of centrally cleared variation margin rules.
The effect of derivatives not designated as hedging instruments on the consolidated statements of income were as follows:

		Three Months Ended September 30,
(dollars in thousands)		2023	2022
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Other income/(expense)	$426	$108
Mortgage contracts	Mortgage banking revenue	391	638
Foreign currency contracts	Other income/(expense)	(3)	75
Total		$814	$821

		Nine Months Ended September 30,
		2023	2022
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Other income/(expense)	$1,125	$1,058
Mortgage contracts	Mortgage banking revenue	760	(735)
Foreign currency contracts	Other income/(expense)	(16)	113
Total		$1,869	$436
(1)Includes the valuation differences between the customer and offsetting swaps.
NOTE 16 – COMMITMENTS, CONTINGENCIES, AND FINANCIAL GUARANTEES
Litigation
At September 30, 2023, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company’s management does not expect that any potential liabilities arising from pending legal matters will have a material adverse effect on the Company’s business, financial position, or results of operations.
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
The following table summarizes Old National Bank’s unfunded loan commitments and standby letters of credit:

(dollars in thousands)	September 30, 2023	December 31, 2022
Unfunded loan commitments	$9,142,538	$8,979,334
Standby letters of credit (1)	184,027	174,070
(1)Notional amount, which represents the maximum amount of future funding requirements. The carrying value was $1.2 million at September 30, 2023 and $0.8 million at December 31, 2022.
At September 30, 2023, approximately 4% of the unfunded loan commitments had fixed rates, with the remainder having floating rates ranging from 0% to 23%.  The allowance for unfunded loan commitments totaled $33.0 million at September 30, 2023 and $32.2 million at December 31, 2022.
Old National is a party in risk participation transactions of interest rate swaps, which had total notional amounts of $522.5 million at September 30, 2023 and $398.9 million at December 31, 2022.
Visa Class B Restricted Shares
In 2008, Old National received Visa Class B restricted shares as part of Visa’s initial public offering.  These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A common shares.  This conversion will not occur until the final settlement of certain litigation for which Visa is indemnified by the holders of Visa’s Class B shares, including Old National.  Visa funded an escrow account from its initial public offering to settle these litigation claims.  Increases in litigation claims requiring Visa to fund the escrow account due to insufficient funds will result in a reduction of the conversion ratio of each Visa Class B share to unrestricted Class A shares.  As of September 30, 2023, the conversion ratio was 1.5875.  Based on the existing transfer restriction and the uncertainty of the outcome of the Visa litigation, the 65,466 Class B shares that Old National owns at September 30, 2023 are carried at a zero cost basis and are included in other assets with our equity securities that have no readily determinable fair value.
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

Old National used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:
Investment securities and equity securities: The fair values for investment securities and equity securities are determined by quoted market prices, if available (Level 1).  For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2).  For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).  Discounted cash flows are calculated using swap and SOFR curves plus spreads that adjust for loss severities, volatility, credit risk, and optionality.  During times when trading is more liquid, broker quotes are used (if available) to validate the model.  Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.
Loans held-for-sale: The fair value of loans held-for-sale is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan (Level 2).
Derivative financial instruments: The fair values of derivative financial instruments are based on market quotes developed using observable inputs as of the valuation date (Level 2).

Recurring Basis
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at September 30, 2023 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$69,880	$69,880	$—	$—
Investment securities available-for-sale:
U.S. Treasury	548,126	548,126	—	—
U.S. government-sponsored entities and agencies	1,142,900	—	1,142,900	—
Mortgage-backed securities - Agency	3,862,705	—	3,862,705	—
States and political subdivisions	544,944	—	544,944	—
Pooled trust preferred securities	11,125	—	11,125	—
Other securities	304,961	—	304,961	—
Loans held-for-sale	122,033	—	122,033	—
Derivative assets	227,833	—	227,833	—
Financial Liabilities
Derivative liabilities	409,269	—	409,269	—

		Fair Value Measurements at December 31, 2022 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$52,507	$52,507	$—	$—
Investment securities available-for-sale:
U.S. Treasury	200,927	200,927	—	—
U.S. government-sponsored entities and agencies	1,175,080	—	1,175,080	—
Mortgage-backed securities - Agency	4,369,902	—	4,369,902	—
States and political subdivisions	663,852	—	663,852	—
Pooled trust preferred securities	10,811	—	10,811	—
Other securities	353,140	—	353,140	—
Loans held-for-sale	11,926	—	11,926	—
Derivative assets	169,001	—	169,001	—
Financial Liabilities
Derivative liabilities	380,704	—	380,704	—
Non-Recurring Basis
Assets measured at fair value at September 30, 2023 on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2023 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Loans:
Commercial loans	$10,783	$—	$—	$10,783
Commercial real estate loans	75,720	—	—	75,720
Foreclosed Assets:
Commercial	1,879	—	—	1,879

Commercial and commercial real estate loans that are deemed collateral dependent are valued using the discounted cash flows.  The liquidation amounts are based on the fair value of the underlying collateral using the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral.  These commercial and commercial real estate loans had a principal amount of $117.5 million, with a valuation allowance of $31.0 million at September 30, 2023.  Old National recorded provision expense associated with these loans totaling $2.1 million and $21.9 million for the three and nine months ended September 30, 2023, respectively.  Old National recorded provision expense associated with commercial and commercial real estate loans that were deemed collateral dependent totaling $7.3 million and $20.1 million for the three and nine months ended September 30, 2022, respectively.
Other real estate owned and other repossessed property is measured at fair value less costs to sell on a non-recurring basis and had a net carrying amount of $1.9 million at September 30, 2023. There were $26 thousand of write-downs on other real estate owned for the three months ended September 30, 2023 and $0.1 million for nine months ended September 30, 2023. There were write-downs totaling $0.2 million and $0.6 million for the three and nine months ended September 30, 2022, respectively.
Loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount.  If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value.  Fair value is determined at a tranche level, based on market prices for comparable mortgage servicing contracts when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model utilizes a discount rate, weighted average prepayment speed, and other economic factors that market participants would use in estimating future net servicing income and that can be validated against available market data (Level 2).  There was no valuation allowance for loan servicing rights with impairments at September 30, 2023 and no impairments or recoveries recorded during the three or nine months ended September 30, 2023. Old National recorded immaterial recoveries associated with loan servicing rights during the three and nine months ended September 30, 2022.
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

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
September 30, 2023
Collateral Dependent Loans
Commercial loans	$10,783	Discounted	Discount for type of property,	10% - 40% (33%)
		cash flow	age of appraisal, and current status
Commercial real estate loans	75,720	Discounted	Discount for type of property,	1% - 38% (17%)
		cash flow	age of appraisal, and current status
Foreclosed Assets
Commercial real estate	1,879	Fair value of	Discount for type of property,	4% - 17% (6%)
		collateral	age of appraisal, and current status
December 31, 2022
Collateral Dependent Loans
Commercial loans	$22,562	Discounted	Discount for type of property,	10% - 47% (28%)
		cash flow	age of appraisal, and current status
Commercial real estate loans	48,026	Discounted	Discount for type of property,	1% - 26% (11%)
		cash flow	age of appraisal, and current status
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
Loans Held-For-Sale
Old National has elected the fair value option for loans held-for-sale.  For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status).  None of these loans are 90 days or more past due, nor are any on nonaccrual status.  Interest income for loans held-for-sale is included in the income statement totaling $0.4 million and $0.9 million for the three and nine months ended September 30, 2023, respectively, compared to $0.4 million and $1.6 million for the three and nine months ended September 30, 2022, respectively.
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
The difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was as follows:

(dollars in thousands)	Aggregate Fair Value	Difference	Contractual Principal
September 30, 2023
Loans held-for-sale	$122,033	$72	$121,961
December 31, 2022
Loans held-for-sale	$11,926	$221	$11,705
Accrued interest at period end is included in the fair value of the instruments.

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value:

(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Three Months Ended September 30, 2023
Loans held-for-sale	$(327)	$12	$—	$(315)

Three Months Ended September 30, 2022
Loans held-for-sale	$(710)	$1	$—	$(709)

Nine Months Ended September 30, 2023
Loans held-for-sale	$(151)	$2	$—	$(149)

Nine Months Ended September 30, 2022
Loans held-for-sale	$(1,775)	$7	$—	$(1,768)
Financial Instruments Not Carried at Fair Value
The carrying amounts and estimated exit price fair values of financial instruments not carried at fair value were as follows:

		Fair Value Measurements at September 30, 2023 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$1,663,430	$1,663,430	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	824,223	—	617,010	—
Mortgage-backed securities - Agency	1,043,585	—	847,652	—
State and political subdivisions	1,160,106	—	928,959	—
Loans, net:
Commercial	9,207,028	—	—	9,078,129
Commercial real estate	13,770,202	—	—	13,302,502
Residential real estate	6,675,508	—	—	5,630,855
Consumer credit	2,621,114	—	—	2,526,277
Accrued interest receivable	209,503	1,093	45,597	162,813
Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$10,091,352	$10,091,352	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	21,585,620	21,585,620	—	—
Time deposits	5,575,704	—	5,527,361	—
Federal funds purchased and interbank borrowings	918	918	—	—
Securities sold under agreements to repurchase	279,061	279,061	—	—
FHLB advances	4,412,576	—	4,167,911	—
Other borrowings	863,455	—	843,629	—
Accrued interest payable	46,934	—	46,934	—
Standby letters of credit	1,224	—	—	1,224

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$3,582

		Fair Value Measurements at December 31, 2022 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$728,412	$728,412	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	819,168	—	656,358	—
Mortgage-backed securities - Agency	1,106,817	—	982,963	—
State and political subdivisions	1,163,162	—	1,004,361	—
Loans, net:
Commercial	9,386,862	—	—	9,066,583
Commercial real estate	12,317,825	—	—	11,867,851
Residential real estate	6,438,525	—	—	5,372,491
Consumer credit	2,676,758	—	—	2,557,115
Accrued interest receivable	190,521	758	52,081	137,682
Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$11,930,798	$11,930,798	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	20,056,252	20,056,252	—	—
Time deposits	3,013,780	—	2,976,389	—
Federal funds purchased and interbank borrowings	581,489	581,489	—	—
Securities sold under agreements to repurchase	432,804	432,804	—	—
FHLB advances	3,829,018	—	3,739,780	—
Other borrowings	743,003	—	703,156	—
Accrued interest payable	19,547	—	19,547	—
Standby letters of credit	755	—	—	755

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$3,666
The methods utilized to measure the fair value of financial instruments at September 30, 2023 and December 31, 2022 represent an approximation of exit price, however, an actual exit price may differ.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is an analysis of our results of operations for the three and nine months ended September 30, 2023 and 2022, and financial condition as of September 30, 2023, compared to December 31, 2022.  This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes, as well as our 2022 Annual Report on Form 10-K.
FORWARD-LOOKING STATEMENTS
This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in our future filings with the SEC, in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact and constitute forward‐looking statements within the meaning of the Act. These statements include, but are not limited to, descriptions of Old National’s financial condition, results of operations, asset and credit quality trends, profitability and business plans or opportunities. Forward-looking statements can be identified by the use of the words “anticipate,” “believe,” “contemplate,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “should,” and “will,” and other words of similar meaning. These forward-looking statements express management’s current expectations or forecasts of future events and, by their nature, are subject to risks and uncertainties. There are a number of factors that could cause actual results or outcomes to differ materially from those in such statements. Factors that might cause such a difference include, but are not limited to: competition; government legislation, regulations and policies; the ability of Old National to execute its business plan; unanticipated changes in our liquidity position, including but not limited to changes in our access to sources of liquidity and capital to address our liquidity needs; changes in economic conditions and economic and business uncertainty which could materially impact credit quality trends and the ability to generate loans and gather deposits; inflation and governmental responses to inflation, including increasing interest rates; market, economic, operational, liquidity, credit, and interest rate risks associated with our business; our ability to successfully manage our credit risk and the sufficiency of our allowance for credit losses; uncertainty about the discontinued use of LIBOR and the transition to an alternative rate; the potential impact of current and future business combinations on our performance and financial condition, including our ability to successfully integrate the businesses and the success of revenue-generating and cost reduction initiatives; failure or circumvention of our internal controls; operational risks or risk management failures by us or critical third parties, including without limitation with respect to data processing, information systems, cybersecurity, technological changes, vendor issues, business interruption, and fraud risks; significant changes in accounting, tax or regulatory practices or requirements; new legal obligations or liabilities; disruptive technologies in payment systems and other services traditionally provided by banks; failure or disruption of our information systems; computer hacking and other cybersecurity threats; the effects of climate change on Old National and its customers, borrowers, or service providers; political and economic uncertainty and instability; the impacts of pandemics, epidemics, and other infectious disease outbreaks; other matters discussed in this report; and other factors identified in filings with the SEC. These forward-looking statements are made only as of the date of this report and are not guarantees of future results, performance, or outcomes.
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

FINANCIAL HIGHLIGHTS
The following table sets forth certain financial highlights of Old National for the previous five quarters:

	Three Months Ended
(dollars and shares in thousands, except per share data)	September 30,	June 30,	March 31,	December 31,	September 30,
	2023	2023	2023	2022	2022
Income Statement:
Net interest income	$375,086	$382,171	$381,488	$391,090	$376,589
Taxable equivalent adjustment (1) (4)	5,837	5,825	5,666	5,378	4,950
Net interest income - taxable equivalent basis (4)	380,923	387,996	387,154	396,468	381,539
Provision for credit losses (2)	19,068	14,787	13,437	11,408	15,490
Noninterest income	80,938	81,629	70,681	165,037	80,385
Noninterest expense (2)	244,776	246,584	250,711	282,675	262,444
Net income available to common shareholders	$143,842	$151,003	$142,566	$196,701	$136,119
Per Common Share Data:
Weighted average diluted common shares	291,717	291,266	292,756	293,131	292,483
Net income (diluted)	$0.49	$0.52	$0.49	$0.67	$0.47
Cash dividends	0.14	0.14	0.14	0.14	0.14
Common dividend payout ratio (3)	29%	27%	29%	21%	30%
Book value	$17.07	$17.25	$17.24	$16.68	$16.05
Stock price	14.54	13.94	14.42	17.98	16.47
Tangible common book value (4)	9.87	10.03	9.98	9.42	8.75
Performance Ratios:
Return on average assets	1.22%	1.29%	1.25%	1.74%	1.22%
Return on average common equity	11.39	12.01	11.58	16.77	11.13
Return on tangible common equity (4)	20.54	21.20	20.20	29.25	22.07
Return on average tangible common equity (4)	20.18	21.35	21.03	31.53	20.49
Net interest margin (4)	3.49	3.60	3.69	3.85	3.71
Efficiency ratio (4)	51.66	51.22	52.81	49.12	55.26
Efficiency ratio (prior presentation) (5)	N/A	N/A	N/A	N/A	56.17
Net charge-offs (recoveries) to average loans	0.24	0.13	0.21	0.05	0.10
Allowance for credit losses on loans to ending loans	0.93	0.93	0.94	0.98	0.99
Allowance for credit losses (6) to ending loans	1.03	1.04	1.05	1.08	1.08
Non-performing loans to ending loans	0.80	0.91	0.74	0.81	0.81
Balance Sheet:
Total loans	$32,577,834	$32,432,473	$31,822,374	$31,123,641	$30,528,933
Total assets	49,059,448	48,496,755	47,842,644	46,763,372	46,215,526
Total deposits	37,252,676	36,231,315	34,917,792	35,000,830	36,053,663
Total borrowed funds	5,556,010	6,034,008	6,740,454	5,586,314	4,264,750
Total shareholders’ equity	5,239,537	5,292,095	5,277,426	5,128,595	4,943,383
Capital Ratios:
Risk-based capital ratios:
Tier 1 common equity	10.41%	10.14%	9.98%	10.03%	9.88%
Tier 1	11.06	10.79	10.64	10.71	10.58
Total	12.32	12.14	11.96	12.02	11.84
Leverage ratio (to average assets)	8.70	8.59	8.53	8.52	8.26
Total equity to assets (averages)	10.88	10.96	11.00	10.70	11.18
Tangible common equity to tangible assets (4)	6.15	6.33	6.37	6.18	5.82
Nonfinancial Data:
Full-time equivalent employees	3,981	4,021	4,023	3,967	4,008
Banking centers	257	256	256	263	263
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
(6)Includes the allowance for credit losses on loans and unfunded loan commitments.

The following table sets forth certain financial highlights of Old National for the year-to-date periods:

	Nine Months Ended September 30,
(dollars and shares in thousands, except per share data)	2023	2022
Income Statement:
Net interest income	$1,138,745	$936,846
Taxable equivalent adjustment (1) (4)	17,328	13,036
Net interest income - taxable equivalent basis (4)	1,156,073	949,882
Provision for credit losses (2)	47,292	133,391
Noninterest income	233,248	234,742
Noninterest expense (2)	742,071	755,508
Net income available to common shareholders	$437,411	$217,468
Per Common Share Data:
Weighted average diluted common shares	291,809	271,123
Net income (diluted)	$1.50	$0.80
Cash dividends	0.42	0.42
Common dividend payout ratio (3)	28%	53%
Book value	$17.07	$16.05
Stock price	14.54	16.47
Tangible common book value (4)	9.87	8.75
Performance Ratios:
Return on average assets	1.25%	0.72%
Return on average common equity	11.66	6.26
Return on tangible common equity (4)	20.82	12.05
Return on average tangible common equity (4)	20.85	11.50
Net interest margin (4)	3.59	3.34
Efficiency ratio (4)	51.89	62.17
Efficiency ratio (prior presentation) (5)	N/A	63.46
Net charge-offs (recoveries) to average loans	0.19	0.06
Allowance for credit losses on loans to ending loans	0.93	0.99
Allowance for credit losses (6) to ending loans	1.03	1.08
Non-performing loans to ending loans	0.80	0.81
Balance Sheet:
Total loans	$32,577,834	$30,528,933
Total assets	49,059,448	46,215,526
Total deposits	37,252,676	36,053,663
Total borrowed funds	5,556,010	4,264,750
Total shareholders’ equity	5,239,537	4,943,383
Capital Ratios:
Risk-based capital ratios:
Tier 1 common equity	10.41%	9.88%
Tier 1	11.06	10.58
Total	12.32	11.84
Leverage ratio (to average assets)	8.70	8.26
Total equity to assets (averages)	10.95	11.43
Tangible common equity to tangible assets (4)	6.15	5.82
Nonfinancial Data:
Full-time equivalent employees	3,981	4,008
Banking centers	257	263
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

The following table presents GAAP to non-GAAP reconciliations for the previous five quarters:

	Three Months Ended
(dollars and shares in thousands, except per share data)	September 30,	June 30,	March 31,	December 31,	September 30,
	2023	2023	2023	2022	2022
Tangible common book value:
Shareholders’ common equity	$4,995,818	$5,048,376	$5,033,707	$4,884,876	$4,699,664
Deduct: Goodwill and intangible assets	2,106,835	2,112,875	2,118,935	2,125,121	2,135,792
Tangible shareholders’ common equity (1)	$2,888,983	$2,935,501	$2,914,772	$2,759,755	$2,563,872
Period end common shares	292,586	292,597	291,922	292,903	292,880
Tangible common book value (1)	9.87	10.03	9.98	9.42	8.75
Return on tangible common equity:
Net income applicable to common shares	$143,842	$151,003	$142,566	$196,701	$136,119
Add: Intangible amortization (net of tax) (2)	4,530	4,545	4,639	5,090	5,317
Tangible net income (1)	$148,372	$155,548	$147,205	$201,791	$141,436
Tangible shareholders’ common equity (1) (see above)	$2,888,983	$2,935,501	$2,914,772	$2,759,755	$2,563,872
Return on tangible common equity (1)	20.54%	21.20%	20.20%	29.25%	22.07%
Return on average tangible common equity:
Tangible net income (1) (see above)	$148,372	$155,548	$147,205	$201,791	$141,436
Average shareholders’ common equity	$5,050,353	$5,030,083	$4,922,469	$4,692,863	$4,890,434
Deduct: Average goodwill and intangible assets	2,109,944	2,115,894	2,122,157	2,132,480	2,129,858
Average tangible shareholders’ common equity (1)	$2,940,409	$2,914,189	$2,800,312	$2,560,383	$2,760,576
Return on average tangible common equity (1)	20.18%	21.35%	21.03%	31.53%	20.49%
Net interest margin:
Net interest income	$375,086	$382,171	$381,488	$391,090	$376,589
Taxable equivalent adjustment	5,837	5,825	5,666	5,378	4,950
Net interest income - taxable equivalent basis (1)	$380,923	$387,996	$387,154	$396,468	$381,539
Average earning assets	$43,617,456	$43,097,198	$41,941,913	$41,206,695	$41,180,026
Net interest margin (1)	3.49%	3.60%	3.69%	3.85%	3.71%
Efficiency ratio:
Noninterest expense	$244,776	$246,584	$250,711	$282,675	$262,444
Deduct: Intangible amortization expense	6,040	6,060	6,186	6,787	7,089
Adjusted noninterest expense (1)	$238,736	$240,524	$244,525	$275,888	$255,355
Net interest income - taxable equivalent basis (1) (see above)	$380,923	$387,996	$387,154	$396,468	$381,539
Noninterest income	80,938	81,629	70,681	165,037	80,385
Deduct: Debt securities gains (losses), net	(241)	17	(5,216)	(173)	(172)
Adjusted total revenue (1)	$462,102	$469,608	$463,051	$561,678	$462,096
Efficiency ratio (1)	51.66%	51.22%	52.81%	49.12%	55.26%
Tangible common equity to tangible assets:
Tangible shareholders’ equity (1) (see above)	$2,888,983	$2,935,501	$2,914,772	$2,759,755	$2,563,872
Assets	$49,059,448	$48,496,755	$47,842,644	$46,763,372	$46,215,526
Deduct: Goodwill and intangible assets	2,106,835	2,112,875	2,118,935	2,125,121	2,135,792
Tangible assets (1)	$46,952,613	$46,383,880	$45,723,709	$44,638,251	$44,079,734
Tangible common equity to tangible assets (1)	6.15%	6.33%	6.37%	6.18%	5.82%
(1)Represents a non-GAAP financial measure.
(2)Calculated using management’s estimate of the annual fully taxable equivalent rates (federal and state).

The following table presents GAAP to non-GAAP reconciliations for the year-to-date periods:

	Nine Months Ended September 30,
(dollars and shares in thousands, except per share data)	2023	2022
Tangible common book value:
Shareholders’ common equity	$4,995,818	$4,699,664
Deduct: Goodwill and intangible assets	2,106,835	2,135,792
Tangible shareholders’ common equity (1)	$2,888,983	$2,563,872
Period end common shares	292,586	292,880
Tangible common book value (1)	9.87	8.75
Return on tangible common equity:
Net income applicable to common shares	$437,411	$217,468
Add: Intangible amortization (net of tax) (2)	13,714	14,302
Tangible net income (1)	$451,125	$231,770
Tangible shareholders’ common equity (1) (see above)	$2,888,983	$2,563,872
Return on tangible common equity (1)	20.82%	12.05%
Return on average tangible common equity:
Tangible net income (1) (see above)	$451,125	$231,770
Average shareholders’ common equity	$5,001,437	$4,628,831
Deduct: Average goodwill and intangible assets	2,115,953	1,941,270
Average tangible shareholders’ common equity (1)	$2,885,484	$2,687,561
Return on average tangible common equity (1)	20.85%	11.50%
Net interest margin:
Net interest income	$1,138,745	$936,846
Taxable equivalent adjustment	17,328	13,036
Net interest income - taxable equivalent basis (1)	$1,156,073	$949,882
Average earning assets	$42,891,660	$37,924,490
Net interest margin (1)	3.59%	3.34%
Efficiency ratio:
Noninterest expense	$742,071	$755,508
Deduct: Intangible amortization expense	18,286	19,070
Adjusted noninterest expense (1)	$723,785	$736,438
Net interest income - taxable equivalent basis (1) (see above)	$1,156,073	$949,882
Noninterest income	233,248	234,742
Deduct: Debt securities gains (losses), net	(5,440)	85
Adjusted total revenue (1)	$1,394,761	$1,184,539
Efficiency ratio (1)	51.89%	62.17%
Tangible common equity to tangible assets:
Tangible shareholders’ equity (1) (see above)	$2,888,983	$2,563,872
Assets	$49,059,448	$46,215,526
Deduct: Goodwill and intangible assets	2,106,835	2,135,792
Tangible assets (1)	$46,952,613	$44,079,734
Tangible common equity to tangible assets (1)	6.15%	5.82%
(1)Represents a non-GAAP financial measure.
(2)Calculated using management’s estimate of the annual fully taxable equivalent rates (federal and state).

EXECUTIVE SUMMARY
Old National is the sixth largest commercial bank headquartered in the Midwest by asset size with consolidated assets of approximately $49 billion at September 30, 2023.  The Company’s corporate headquarters and principal executive office is located in Evansville, Indiana with commercial and consumer banking operations headquartered in Chicago, Illinois. Old National, through Old National Bank, provides a wide range of banking services throughout the Midwest region, including commercial and consumer loan and depository services, as well as other traditional banking services.  Old National also provides services to supplement its traditional banking business including fiduciary and wealth management services, investment and brokerage services, investment consulting, and other financial services.
Net income applicable to common shareholders for the third quarter of 2023 was $143.8 million, or $0.49 per diluted common share, compared to $151.0 million, or $0.52 per diluted common share, for the second quarter of 2023.
Results for the third quarter of 2023 were impacted by $6.3 million of merger-related charges. The second quarter of 2023 was impacted by pre-tax charges of $3.4 million related to the tragic April 10 event at our downtown Louisville location (“Louisville expenses”), merger-related charges of $2.4 million, and $0.2 million for property optimization.
We achieved strong results during the third quarter of 2023, including growth in total deposits and loans, modest compression of net interest income reflective of the rate environment, stable credit quality, and disciplined expense management.
Deposits:  Period-end total deposits increased $1.0 billion, or 3%, to $37.3 billion, reflecting continued efforts to compete for new client relationships as well as seasonal patterns in public funds compared to June 30, 2023.
Loans:  Our loan balances, excluding loans held-for-sale, increased $145.4 million to $32.6 billion at September 30, 2023 compared to June 30, 2023.  This was primarily driven by disciplined commercial real estate loan growth, partially offset by $389 million of commercial loan sales during the quarter.
Net Interest Income: Net interest income decreased $7.1 million to $375.1 million compared to the second quarter of 2023 driven by higher funding costs, partly offset by loan growth and higher rates on interest-earning assets.
Provision for Credit Losses:  Provision for credit losses increased $4.3 million to $19.1 million compared to the second quarter of 2023 reflecting net charge-offs and loan growth, as well as economic factors.
Noninterest Income:  Noninterest income decreased $0.7 million to $80.9 million compared to the second quarter of 2023 reflecting lower company-owned life insurance and other income offset by increases in all fee income categories.
Noninterest Expense:  Noninterest expense decreased $1.8 million compared to the second quarter of 2023. Noninterest expense included $6.3 million of merger-related expenses in the third quarter of 2023 compared to $6.0 million of Louisville expenses, merger-related charges, and charges for property optimization in the second quarter of 2023. Excluding these expenses, noninterest expense decreased $2.1 million compared to the second quarter of 2023 primarily due to higher salary and employee benefits in the second quarter of 2023 resulting from performance-driven incentive accruals.

RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National:

(dollars in thousands, except per share data)	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2022		2023	2022
Income Statement Summary:
Net interest income	$375,086	$376,589	(0.4)%	$1,138,745	$936,846	21.6%
Provision for credit losses	19,068	15,490	23.1	47,292	133,391	(64.5)
Noninterest income	80,938	80,385	0.7	233,248	234,742	(0.6)
Noninterest expense	244,776	262,444	(6.7)	742,071	755,508	(1.8)
Net income applicable to common shareholders	143,842	136,119	5.7	437,411	217,468	101.1
Net income per common share - diluted	0.49	0.47	4.3	1.50	0.80	87.5
Other Data:
Return on average common equity	11.39%	11.13%		11.66%	6.26%
Return on tangible common equity (1)	20.54	22.07		20.82	12.05
Return on average tangible common equity (1)	20.18	20.49		20.85	11.50
Efficiency ratio (1)	51.66	55.26		51.89	62.17
Efficiency ratio (prior presentation) (2)	N/A	56.17		N/A	63.46
Tier 1 leverage ratio	8.70	8.26		8.70	8.26
Net charge-offs (recoveries) to average loans	0.24	0.10		0.19	0.06
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
Net Interest Income
Net interest income is the most significant component of our earnings, comprising 83% of revenues for the nine months ended September 30, 2023.  Net interest income and net interest margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations.  Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of interest-earning assets and interest-bearing liabilities.
Interest rates increased during the third quarter of 2023. The Federal Reserve’s Federal Funds Rate is currently in a target range of 5.25% to 5.50%, with the Effective Federal Funds Rate increasing 25 basis points from June 30, 2023 to 5.33% at September 30, 2023. Management actively takes balance sheet restructuring, derivative, and deposit pricing actions to help mitigate interest rate risk. See the section of this Item 7 titled “Market Risk” for additional information regarding this risk.
Loans typically generate more interest income than investment securities with similar maturities.  Funding from client deposits generally costs less than wholesale funding sources.  Factors such as general economic activity, Federal Reserve monetary policy, and price volatility of competing alternative investments can also exert significant influence on our ability to optimize our mix of assets and funding, net interest income, and net interest margin.
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

(Tax equivalent basis, dollars in thousands)	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
Earning Assets	Average Balance	Income (1)/ Expense	Yield/ Rate	Average Balance	Income (1)/ Expense	Yield/ Rate
Money market and other interest-earning investments	$980,813	$13,194	5.34%	$514,362	$935	0.72%
Investment securities:
Treasury and government sponsored agencies	2,376,864	23,037	3.88%	2,326,070	13,212	2.27%
Mortgage-backed securities	5,079,091	33,237	2.62%	5,891,283	36,157	2.45%
States and political subdivisions	1,737,037	14,220	3.27%	1,829,322	14,631	3.20%
Other securities	793,196	10,127	5.11%	718,735	6,781	3.77%
Total investment securities	9,986,188	80,621	3.23%	10,765,410	70,781	2.63%
Loans: (2)
Commercial	9,612,102	163,869	6.82%	9,045,009	113,491	5.02%
Commercial real estate	13,711,156	219,575	6.41%	11,929,892	136,780	4.59%
Residential real estate loans	6,712,269	62,775	3.74%	6,189,503	56,432	3.65%
Consumer	2,614,928	42,322	6.42%	2,735,850	33,049	4.79%
Total loans	32,650,455	488,541	5.98%	29,900,254	339,752	4.54%
Total earning assets	43,617,456	$582,356	5.34%	41,180,026	$411,468	3.99%
Deduct: Allowance for credit losses on loans	(300,071)			(290,215)
Non-Earning Assets
Cash and due from banks	382,755			503,841
Other assets	4,960,383			4,522,171
Total assets	$48,660,523			$45,915,823

Interest-Bearing Liabilities
Checking and NOW	$7,515,439	$25,531	1.35%	$8,681,392	$5,751	0.26%
Savings	5,414,775	4,268	0.31%	6,733,465	547	0.03%
Money market	7,979,999	65,549	3.26%	5,344,567	2,072	0.15%
Time deposits	5,412,920	52,080	3.82%	2,508,152	2,450	0.39%
Total interest-bearing deposits	26,323,133	147,428	2.22%	23,267,576	10,820	0.18%
Federal funds purchased and interbank borrowings	62,921	910	5.74%	122,311	720	2.34%
Securities sold under agreements to repurchase	302,305	710	0.93%	436,225	106	0.10%
FHLB advances	4,537,250	40,382	3.53%	3,025,844	13,027	1.71%
Other borrowings	841,307	12,003	5.66%	676,874	5,256	3.08%
Total borrowed funds	5,743,783	54,005	3.73%	4,261,254	19,109	1.78%
Total interest-bearing liabilities	$32,066,916	$201,433	2.49%	$27,528,830	$29,929	0.43%

Noninterest-Bearing Liabilities and Shareholders’ Equity
Demand deposits	$10,338,267			$12,575,011
Other liabilities	961,268			677,829
Shareholders’ equity	5,294,072			5,134,153
Total liabilities and shareholders’ equity	$48,660,523			$45,915,823

Net interest income - taxable equivalent basis		$380,923	3.49%		$381,539	3.71%
Taxable equivalent adjustment		(5,837)			(4,950)
Net interest income (GAAP)		$375,086	3.44%		$376,589	3.66%
(1)Interest income is reflected on a fully taxable equivalent basis.
(2)Includes loans held-for-sale.

(Tax equivalent basis, dollars in thousands)	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
Earning Assets	Average Balance	Income (1)/ Expense	Yield/ Rate	Average Balance	Income (1)/ Expense	Yield/ Rate
Money market and other interest-earning investments	$736,225	$25,258	4.59%	$976,579	$3,073	0.42%
Investment securities:
Treasury and government sponsored agencies	2,266,177	58,923	3.47%	2,336,897	33,249	1.90%
Mortgage-backed securities	5,268,509	102,618	2.60%	5,593,341	94,067	2.24%
States and political subdivisions	1,771,155	43,306	3.26%	1,801,053	42,839	3.17%
Other securities	785,474	28,726	4.88%	682,937	16,392	3.20%
Total investment securities	10,091,315	233,573	3.09%	10,414,228	186,547	2.39%
Loans: (2)
Commercial	9,644,541	475,210	6.57%	7,888,730	264,517	4.47%
Commercial real estate	13,180,509	598,337	6.05%	10,753,988	327,733	4.06%
Residential real estate loans	6,626,551	181,592	3.65%	5,369,844	142,105	3.53%
Consumer	2,612,519	120,428	6.16%	2,521,121	85,442	4.53%
Total loans	32,064,120	1,375,567	5.72%	26,533,683	819,797	4.12%
Total earning assets	42,891,660	$1,634,398	5.08%	37,924,490	$1,009,417	3.55%
Deduct: Allowance for credit losses on loans	(301,909)			(247,558)
Non-Earning Assets
Cash and due from banks	412,998			350,848
Other assets	4,917,592			4,249,986
Total assets	$47,920,341			$42,277,766

Interest-Bearing Liabilities
Checking and NOW	$7,793,561	$69,248	1.19%	$7,977,524	$8,133	0.14%
Savings	5,791,780	9,745	0.22%	6,295,628	1,809	0.04%
Money market	6,577,317	120,917	2.46%	4,819,252	3,791	0.11%
Time deposits	4,540,042	111,085	3.27%	2,253,711	5,468	0.32%
Total interest-bearing deposits	24,702,700	310,995	1.68%	21,346,115	19,201	0.12%
Federal funds purchased and interbank borrowings	306,480	11,404	4.97%	41,993	722	2.30%
Securities sold under agreements to repurchase	351,362	2,389	0.91%	450,966	287	0.09%
FHLB advances	4,699,074	123,466	3.51%	2,891,347	25,915	1.20%
Other borrowings	806,575	30,071	4.98%	574,589	13,410	3.12%
Total borrowed funds	6,163,491	167,330	3.63%	3,958,895	40,334	1.36%
Total interest-bearing liabilities	$30,866,191	$478,325	2.07%	$25,305,010	$59,535	0.31%

Noninterest-Bearing Liabilities and Shareholders’ Equity
Demand deposits	$10,864,375			$11,540,293
Other liabilities	944,619			601,619
Shareholders’ equity	5,245,156			4,830,844
Total liabilities and shareholders’ equity	$47,920,341			$42,277,766

Net interest income - taxable equivalent basis		$1,156,073	3.59%		$949,882	3.34%
Taxable equivalent adjustment		(17,328)			(13,036)
Net interest income (GAAP)		$1,138,745	3.54%		$936,846	3.29%
(1)Interest income is reflected on a fully taxable equivalent basis.
(2)Includes loans held-for-sale.

The following table presents the dollar amount of changes in taxable equivalent net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid.

	From Three Months Ended September 30, 2022 to Three Months Ended September 30, 2023			From Nine Months Ended September 30, 2022 to Nine Months Ended September 30, 2023
	Total Change (1)	Attributed to		Total Change (1)	Attributed to
(dollars in thousands)		Volume	Rate		Volume	Rate
Interest Income
Money market and other interest-earning investments	$12,259	$3,583	$8,676	$22,185	$(4,544)	$26,729
Investment securities (2)	9,840	(5,708)	15,548	47,026	(6,630)	53,656
Loans (3)	148,789	36,149	112,640	555,770	203,985	351,785
Total interest income	170,888	34,024	136,864	624,981	192,811	432,170
Interest Expense
Checking and NOW deposits	19,780	(2,318)	22,098	61,115	(951)	62,066
Savings deposits	3,721	(554)	4,275	7,936	(474)	8,410
Money market deposits	63,477	11,456	52,021	117,126	16,819	100,307
Time deposits	49,630	15,478	34,152	105,617	30,621	74,996
Federal funds purchased and interbank borrowings	190	(599)	789	10,682	7,200	3,482
Securities sold under agreements to repurchase	604	(170)	774	2,102	(375)	2,477
FHLB advances	27,355	10,010	17,345	97,551	31,804	65,747
Other borrowings	6,747	1,824	4,923	16,661	7,028	9,633
Total interest expense	171,504	35,127	136,377	418,790	91,672	327,118
Net interest income	$(616)	$(1,103)	$487	$206,191	$101,139	$105,052
(1)The variance not solely due to rate or volume is allocated equally between the rate and volume variances.
(2)Interest income on investment securities includes taxable equivalent adjustments of $2.9 million and $8.7 million during the three and nine months ended September 30, 2023, respectively, using the federal statutory rate in effect of 21%.
(3)Interest income on loans includes taxable equivalent adjustments of $3.0 million and $8.6 million during the three and nine months ended September 30, 2023, respectively, using the federal statutory rate in effect of 21%.
The decrease in net interest income for the three months ended September 30, 2023 when compared to the same period in 2022 was primarily due to higher balances and costs of average interest-bearing liabilities and lower accretion income, partially offset by higher rates on loans and loan growth. The increase in net interest income for the nine months ended September 30, 2023 when compared to the same period in 2022 was primarily due to higher rates on loans and loan growth, partially offset by higher balances and costs of average interest-bearing liabilities and lower accretion income. Accretion income associated with acquired loans and borrowings totaled $7.5 million and $22.1 million in the three and nine months ended September 30, 2023, respectively, compared to $25.4 million and $76.2 million in the three and nine months ended September 30, 2022, respectively.
The decrease in the net interest margin on a fully taxable equivalent basis for the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to higher costs of interest-bearing liabilities, partially offset by higher yields on interest earning assets. The increase in the net interest margin on a fully taxable equivalent basis for the nine months ended September 30, 2023 when compared to the same period in 2022 was primarily due to higher yields on interest earning assets, partially offset by higher costs of interest-bearing liabilities. The yield on interest earning assets increased 135 basis points and the cost of interest-bearing liabilities increased 206 basis points in the three months ended September 30, 2023 compared to the same quarter a year ago.  The yield on interest earning assets increased 153 basis points and the cost of interest-bearing liabilities increased 176 basis points in the nine months ended September 30, 2023 when compared to the nine months ended September 30, 2022.  Accretion income represented 7 basis points of the net interest margin in both of the three and nine months ended September 30, 2023, compared to 25 basis points and 27 basis points in the three and nine months ended September 30, 2022, respectively.
Average earning assets were $43.6 billion and $41.2 billion for the three months ended September 30, 2023 and 2022, respectively, an increase of $2.4 billion, or 6%, primarily due to strong commercial, commercial real estate, and residential real estate loan growth. Average earning assets were $42.9 billion and $37.9 billion for the nine months ended September 30, 2023 and 2022, respectively, an increase of $5.0 billion, or 13%, primarily due to the merger with First Midwest and strong loan growth.
Average loans, including loans held-for-sale, increased $2.8 billion and $5.5 billion for the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022. The increase for the three months ended September 30, 2023 was primarily due to strong commercial, commercial real estate, and residential real estate loan growth. The increase for the nine months ended September 30, 2023 was primarily due to the merger with First Midwest and strong loan growth.
Average investments decreased $779.2 million and $322.9 million for the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022. These decreases reflect the utilization of securities cash flows to fund loan growth.
Average noninterest-bearing deposits decreased $2.2 billion while average interest-bearing deposits increased $3.1 billion for the three months ended September 30, 2023 when compared to the same period in 2022 reflecting total deposit growth and a mix shift as a result of the current rate environment. Average noninterest-bearing deposits decreased $675.9 million while interest-bearing deposits increased $3.4 billion for the nine months ended September 30, 2023 when compared to the nine months ended September 30, 2022 primarily due to the First Midwest merger and a mix shift as a result of the current rate environment.
Average borrowed funds increased $1.5 billion and $2.2 billion for the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022.
Provision for Credit Losses
The following table details the components of the provision for credit losses:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(dollars in thousands)	2023	2022	Change	2023	2022	Change
Provision for credit losses on loans	$23,115	$11,288	104.8%	$46,520	$117,951	(60.6)%
Provision (release) for credit losses on unfunded loan commitments	(4,047)	4,203	(196.3)	772	15,290	(95.0)
Provision for credit losses on held-to- maturity securities	—	(1)	(100.0)	—	150	(100.0)
Total provision for credit losses	$19,068	$15,490	23.1%	$47,292	$133,391	(64.5)%

Net (charge-offs) recoveries on non-PCD loans	$(20,143)	$(1,405)	N/M %	$(28,870)	$(1,386)	N/M %
Net (charge-offs) recoveries on PCD loans	455	(6,190)	(107.4)	(17,339)	(10,741)	61.4
Total net (charge-offs) recoveries on loans	$(19,688)	$(7,595)	159.2%	$(46,209)	$(12,127)	281.0%
The provision for credit losses on loans in the nine months ended September 30, 2022 included $96.3 million to establish an allowance for credit losses on non-PCD loans acquired in the First Midwest merger. The provision for credit losses on unfunded loan commitments in the nine months ended September 30, 2022 included $11.0 million for unfunded loan commitments acquired in the First Midwest merger. Net charge-offs on non-PCD loans for the three and nine months ended September 30, 2023 included a $12.2 million charge-off related to a single commercial credit that is not representative of broader credit concerns. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, provision expense may be volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.

Noninterest Income
We generate revenues in the form of noninterest income through client fees, sales commissions, and gains and losses from our core banking franchise and other related businesses, such as wealth management, investment consulting, and investment products.  The following table details the components in noninterest income:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(dollars in thousands)	2023	2022	Change	2023	2022	Change
Wealth and investment services fees	$26,687	$25,359	5.2%	$80,128	$75,183	6.6%
Service charges on deposit accounts	18,524	20,042	(7.6)	53,278	54,392	(2.0)
Debit card and ATM fees	10,818	10,608	2.0	31,453	29,429	6.9
Mortgage banking revenue	5,063	5,360	(5.5)	12,628	19,127	(34.0)
Capital markets income	5,891	8,906	(33.9)	19,003	20,609	(7.8)
Company-owned life insurance	3,740	3,361	11.3	11,624	11,456	1.5
Debt securities gains (losses), net	(241)	(172)	40.1	(5,440)	85	N/M
Other income	10,456	6,921	51.1	30,574	24,461	25.0
Total noninterest income	$80,938	$80,385	0.7%	$233,248	$234,742	(0.6)%
Noninterest income increased $0.6 million for the three months ended September 30, 2023 compared to the same period in 2022 primarily due to higher other income and wealth and investment services fees, substantially offset by lower capital markets income and service charges on deposit accounts. Noninterest income decreased $1.5 million for the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to lower mortgage banking revenue, capital markets income, and $5.4 million of net losses on sales of debt securities in the nine months ended September 30, 2023, partially offset by the full-period 2023 impact of the First Midwest merger which occurred in February of 2022.
Wealth and investment services fees increased $1.3 million and $4.9 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 primarily due to higher wealth management fees as a result of continued sales to new and existing customers as well as favorable market conditions. In addition, wealth and investment services fees increased for the nine months ended September 30, 2023 compared to the same period in 2022 due to the full-period 2023 impact of the First Midwest merger which occurred in February of 2022.
Service charges on deposit accounts for the three and nine months ended September 30, 2023 were impacted by several enhancements to overdraft protection programs implemented in late 2022 to provide clients with more flexibility. The changes included the elimination of the non-sufficient fund (“NSF”) fee when an item is returned, among other modifications that benefit consumers. The impact of these enhancements for the nine months ended September 30, 2023 compared to the same period in 2022 was substantially offset by increased service charges on deposit accounts due to the full-period 2023 impact of the First Midwest merger which occurred in February of 2022.
Mortgage banking revenue decreased $0.3 million and $6.5 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 primarily due to the higher rate environment and lower gain on sale margins.
Capital markets income decreased $3.0 million and $1.6 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 primarily due to lower levels of commercial client interest rate swap fees and tax credit income, partially offset by higher foreign currency exchange fees. The decrease for the nine months ended September 30, 2023 compared to the same period in 2022 was partially offset by the full-period 2023 impact of the First Midwest merger which occurred in February of 2022.
Other income increased $3.5 million and $6.1 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 primarily due to higher commercial loan fees and net gains on sales of other assets in the three months ended September 30, 2023.

Noninterest Expense
The following table details the components in noninterest expense:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(dollars in thousands)	2023	2022	Change	2023	2022	Change
Salaries and employee benefits	$131,541	$147,203	(10.6)%	$404,715	$433,167	(6.6)%
Occupancy	25,795	26,418	(2.4)	80,162	73,933	8.4
Equipment	8,284	7,328	13.0	23,394	20,046	16.7
Marketing	9,448	10,361	(8.8)	28,698	23,756	20.8
Technology	20,592	20,269	1.6	59,850	64,914	(7.8)
Communication	4,075	5,392	(24.4)	12,768	14,687	(13.1)
Professional fees	5,956	6,559	(9.2)	19,085	32,686	(41.6)
FDIC assessment	9,000	6,249	44.0	29,028	13,523	114.7
Amortization of intangibles	6,040	7,089	(14.8)	18,286	19,070	(4.1)
Amortization of tax credit investments	2,644	2,662	(0.7)	8,167	5,703	43.2
Property optimization	—	—	N/A	1,559	—	N/A
Other expense	21,401	22,914	(6.6)	56,359	54,023	4.3
Total noninterest expense	$244,776	$262,444	(6.7)%	$742,071	$755,508	(1.8)%
Noninterest expense decreased $17.7 million for the three months ended September 30, 2023 compared to the same period in 2022. Noninterest expense included $6.3 million of merger-related expenses for the three months ended September 30, 2023, compared to $22.7 million for the three months ended September 30, 2022. Excluding these expenses, noninterest expense for the three months ended September 30, 2023 was stable compared to the same period in 2022 as fully achieved merger-related benefits were substantially offset by higher FDIC assessment expense.
Noninterest expense decreased $13.4 million for the nine months ended September 30, 2023 compared to the same period in 2022. Noninterest expense included merger-related expenses totaled $23.2 million for the nine months ended September 30, 2023, compared to $100.6 million for the nine months ended September 30, 2022. In addition, noninterest expense for the nine months ended September 30, 2023 included $3.4 million of Louisville expenses and $1.6 million for property optimization. Excluding these expenses, noninterest expense for the nine months ended September 30, 2023 increased $59.1 million, reflective of the additional operating costs associated with the full-period 2023 impact of the First Midwest merger which occurred in February of 2022, marketing campaigns, and higher FDIC assessment expense.
FDIC assessment expense increased $2.8 million and $15.5 million for the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022 primarily due to higher assessment rates and deposit balances.
Amortization of tax credit investments increased $2.5 million for the nine months ended September 30, 2023 when compared to the same period in 2022. The recognition of tax credit amortization expense is contingent upon the successful completion of the rehabilitation of a historic building or completion of a solar project within the reporting period. Many factors including weather, labor availability, building regulations, inspections, and other unexpected construction delays related to a rehabilitation project can cause a project to exceed its estimated completion date.  See Note 9 to the consolidated financial statements for additional information on our tax credit investments.
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
Provision for Income Taxes
We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes.  The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by a tax benefit from our tax credit investments and interest on tax-exempt securities and loans.  The effective tax rate was 23.1% for the three months ended September 30, 2023, compared to 21.7% for the same period in 2022.  The effective tax rate was 22.9% for the nine months ended September 30, 2023, compared to 19.5% for the same period in 2022 reflecting an increase in pre-tax book income combined with smaller increases in tax-exempt income and tax credits. Other contributing factors were increases in non-deductible officer compensation and non-deductible FDIC premiums as well as the First Midwest merger in February 2022. See Note 14 to the consolidated financial statements for additional information..  In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at September 30, 2023 based on the current estimate of the effective annual rate.
FINANCIAL CONDITION
Overview
At September 30, 2023, our assets were $49.1 billion, a $2.3 billion increase compared to assets of $46.8 billion at December 31, 2022.  The increase was driven by disciplined loan growth and higher cash balances funded through higher deposits.
Earning Assets
Our earning assets are comprised of investment securities, portfolio loans, loans held-for-sale, money market investments, interest-earning accounts with the Federal Reserve, and equity securities.  Earning assets were $43.9 billion at September 30, 2023, a $2.2 billion increase compared to earning assets of $41.6 billion at December 31, 2022 driven primarily by loan growth.
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
The investment securities portfolio, including equity securities, was $9.9 billion at September 30, 2023 compared to $10.2 billion at December 31, 2022.  Investment securities represented 23% of earning assets at September 30, 2023, compared to 25% at December 31, 2022.  At September 30, 2023, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.
The investment securities available-for-sale portfolio had net unrealized losses of $1.1 billion at September 30, 2023, compared to net unrealized losses of $844.4 million at December 31, 2022.  The investment securities held-to-maturity portfolio had net unrealized losses of $634.3 million at September 30, 2023, compared to net unrealized losses of $445.5 million at December 31, 2022. Net unrealized losses increased from December 31, 2022 to September 30, 2023 primarily due to higher market interest rates.
The investment securities available-for-sale portfolio including securities hedges had an effective duration of 4.33 at September 30, 2023, compared to 4.57 at December 31, 2022.  The total investment securities portfolio had an effective duration of 5.48 at September 30, 2023, compared to 6.45 at December 31, 2022. Effective duration represents the percentage change in the fair value of the portfolio in response to a change in interest rates and is used to evaluate the portfolio’s price volatility at a single point in time.  Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage.  The annualized average yields on investment securities, on a taxable equivalent basis, were 3.23% and 3.09% for the three and nine months ended September 30, 2023, respectively, compared to 2.63% and 2.39% for the three and nine months ended September 30, 2022, respectively.
Loan Portfolio
The following table presents the composition of the loan portfolio:

(dollars in thousands)	September 30, 2023	December 31, 2022	$ Change	% Change
Commercial	$9,333,448	$9,508,904	$(175,456)	(2)%
Commercial real estate	13,916,221	12,457,070	1,459,151	12
Residential real estate	6,696,288	6,460,441	235,847	4
Consumer	2,631,877	2,697,226	(65,349)	(2)
Total loans	$32,577,834	$31,123,641	$1,454,193	5%
Commercial and Commercial Real Estate Loans
Commercial and commercial real estate loans are the largest classifications within earning assets, representing 53% of earning assets at both September 30, 2023 and December 31, 2022.  The increase in commercial and commercial real estate loans at September 30, 2023 compared to December 31, 2022 was driven by disciplined loan production that was well balanced across our market footprint and product lines, partially offset by commercial loan sales.

The following table provides detail on commercial loans by industry classification (as defined by the North American Industry Classification System) and by loan size.

	September 30, 2023			December 31, 2022
(dollars in thousands)	Outstanding	Exposure(1)	Nonaccrual	Outstanding	Exposure(1)	Nonaccrual
By Industry:
Manufacturing	$1,626,629	$2,699,161	$6,154	$1,757,907	$2,803,883	$2,464
Health care and social assistance	1,338,875	1,719,741	7,529	1,588,392	2,043,105	11,806
Wholesale trade	802,398	1,577,859	4,262	857,400	1,552,985	2,895
Real estate rental and leasing	655,993	1,008,673	1,307	642,511	962,549	1,135
Construction	624,767	1,429,685	1,828	556,913	1,307,582	1,517
Finance and insurance	583,107	953,601	6	484,532	858,391	17
Transportation and warehousing	475,731	702,232	2,372	422,643	633,267	3,496
Professional, scientific, and technical services	422,730	770,941	4,304	507,940	832,407	4,735
Accommodation and food services	363,025	488,254	425	399,915	512,025	596
Retail trade	362,840	660,614	5,948	332,367	538,135	7,386
Administrative and support and waste management and remediation services	310,439	481,089	169	315,785	446,655	13,860
Educational services	246,121	425,426	7	210,850	378,955	3,750
Agriculture, forestry, fishing, and hunting	223,203	364,732	417	261,355	382,376	996
Other services	221,141	394,719	12,429	194,998	356,743	2,656
Public administration	219,090	294,745	—	231,453	325,834	846
Other	857,359	1,141,447	1,618	743,943	1,122,409	739
Total	$9,333,448	$15,112,919	$48,775	$9,508,904	$15,057,301	$58,894
By Loan Size:
Less than $200,000	3%	3%	4%	3%	3%	3%
$200,000 to $1,000,000	11	11	22	11	11	20
$1,000,000 to $5,000,000	25	26	43	25	26	36
$5,000,000 to $10,000,000	15	15	7	15	15	24
$10,000,000 to $25,000,000	31	28	24	31	27	17
Greater than $25,000,000	15	17	—	15	18	—
Total	100%	100%	100%	100%	100%	100%
(1)    Includes unfunded loan commitments.
The following table provides detail on commercial real estate loans classified by property type.

	September 30, 2023			December 31, 2022
(dollars in thousands)	Outstanding	Exposure(1)	Nonaccrual	Outstanding	Exposure(1)	Nonaccrual
By Property Type:
Multifamily	$4,584,203	$6,542,155	$7,519	$4,188,137	$5,920,414	$13,749
Warehouse / Industrial	2,593,868	3,304,937	5,381	1,976,804	2,533,892	9,090
Retail	1,903,321	1,978,067	30,804	1,808,041	1,895,345	18,155
Office	1,900,752	2,104,761	36,971	1,813,007	1,979,272	13,728
Single family	446,134	471,469	3,984	515,390	615,216	7,022
Other (2)	2,487,943	2,934,260	60,638	2,155,691	2,667,780	61,977
Total	$13,916,221	$17,335,649	$145,297	$12,457,070	$15,611,919	$123,721
(1)    Includes unfunded loan commitments.
(2)    Other includes agriculture real estate, hotels, self-storage, senior housing, land development, religion, and mixed-use properties.
Residential Real Estate Loans
At September 30, 2023, residential real estate loans held in our loan portfolio were $6.7 billion, an increase of $235.8 million compared to December 31, 2022.  Future increases in interest rates could result in a decline in the level of refinancings and new originations of residential real estate loans.

Consumer Loans
Consumer loans, including automobile loans, personal, and home equity loans and lines of credit, decreased $65.3 million to $2.6 billion at September 30, 2023 compared to December 31, 2022 reflecting lower direct loans.
Other Assets
Other assets at September 30, 2023 increased $143.9 million from December 31, 2022 primarily due to higher net deferred tax assets related to the market value adjustments of certain investment securities and higher derivative assets.
Funding
The following table summarizes Old National’s total funding, comprised of deposits and wholesale borrowings:

(dollars in thousands)	September 30, 2023	December 31, 2022	$ Change	% Change
Deposits:
Noninterest-bearing demand	$10,091,352	$11,930,798	$(1,839,446)	(15)%
Interest-bearing:
Checking and NOW	7,495,417	8,340,955	(845,538)	(10)%
Savings	5,296,985	6,326,158	(1,029,173)	(16)%
Money market	8,793,218	5,389,139	3,404,079	63%
Time deposits	5,575,704	3,013,780	2,561,924	85%
Total deposits	37,252,676	35,000,830	2,251,846	6%
Wholesale borrowings:
Federal funds purchased and interbank borrowings	918	581,489	(580,571)	(100)%
Securities sold under agreements to repurchase	279,061	432,804	(153,743)	(36)%
Federal Home Loan Bank advances	4,412,576	3,829,018	583,558	15%
Other borrowings	863,455	743,003	120,452	16%
Total wholesale borrowings	5,556,010	5,586,314	(30,304)	(1)%
Total funding	$42,808,686	$40,587,144	$2,221,542	5%
We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position.  Wholesale funding as a percentage of total funding was 13% at September 30, 2023 compared to 14% at December 31, 2022.
Capital
Shareholders’ equity totaled $5.2 billion at September 30, 2023, compared to $5.1 billion at December 31, 2022.  This increase was driven by retained earnings along with changes in unrealized gains (losses) on derivatives. These increases were partially offset by dividends, changes in unrealized gains (losses) on available-for-sale investment securities, and the repurchase of 1.8 million shares of Common Stock in the nine months ended September 30, 2023 (all of which were repurchased in the first quarter of 2023) under a stock repurchase plan that was approved by the Company’s Board of Directors, which reduced equity by $29.5 million.
Capital Adequacy
Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At September 30, 2023, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of “well-capitalized” based on the most recent regulatory definition.

Old National’s consolidated capital position remains strong as evidenced by the following key industry ratios.

	Regulatory Guidelines Minimum	Prompt Corrective Action "Well Capitalized" Guidelines		September 30, 2023	December 31, 2022
Tier 1 capital to total average assets (leverage ratio)	4.00%	N/A	%	8.70%	8.52%
Common equity Tier 1 capital to risk-weighted total assets	7.00	N/A		10.41	10.03
Tier 1 capital to risk-weighted total assets	8.50	6.00		11.06	10.71
Total capital to risk-weighted total assets	10.50	10.00		12.32	12.02
Shareholders’ equity to assets	N/A	N/A		10.68	10.97
Old National Bank, Old National’s bank subsidiary, maintained a strong capital position as evidenced by the following key industry ratios.

	Regulatory Guidelines Minimum	Prompt Corrective Action "Well Capitalized" Guidelines	September 30, 2023	December 31, 2022
Tier 1 capital to total average assets (leverage ratio)	4.00%	5.00%	8.84%	8.47%
Common equity Tier 1 capital to risk-weighted total assets	7.00	6.50	11.26	10.66
Tier 1 capital to risk-weighted total assets	8.50	8.00	11.26	10.66
Total capital to risk-weighted total assets	10.50	10.00	12.00	11.35
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
Asset Quality
We lend to commercial and commercial real estate clients in many diverse industries including, among others, real estate rental and leasing, manufacturing, healthcare, wholesale trade, construction, and agriculture.  Old National manages concentrations of credit exposure by industry, product, geography, client relationship, and loan size.  At September 30, 2023, our average commercial loan size was approximately $630,000 and our average commercial real estate loan size was approximately $1,400,000. In addition, while loans to lessors of residential and non-residential real estate exceed 10% of total loans, no individual sub-segment category within those broader categories reaches the 10% threshold.  At September 30, 2023, we had minimal exposure to foreign borrowers and no sovereign debt.  Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily in the Midwest region.
The following table presents a summary of under-performing, criticized, and classified assets:

(dollars in thousands)	September 30, 2023	December 31, 2022
Total nonaccrual loans	$261,346	$238,178
TDRs still accruing (1)	N/A	15,313
Loans 90 days or more past due and still accruing	1,192	2,650
Foreclosed assets	9,761	10,845
Total under-performing assets	$272,299	$266,986
Classified loans (includes nonaccrual, TDRs still accruing, past due 90 days, and other problem loans) (1)	$825,965	$745,485
Other classified assets (2)	48,998	24,735
Criticized loans	775,526	636,069
Total criticized and classified assets	$1,650,489	$1,406,289
Asset Quality Ratios:
Nonaccrual loans/total loans (3)	0.80%	0.77%
Non-performing loans/total loans (3) (4)	0.80	0.81
Under-performing assets/total loans (3)	0.84	0.86
Under-performing assets/total assets	0.56	0.57
Allowance for credit losses on loans/under-performing assets	111.64	113.74
Allowance for credit losses on loans/nonaccrual loans	116.31	127.50
(1)As a result of the adoption of ASU 2022-02 on January 1, 2023, the TDR classification is no longer applicable.
(2)Includes investment securities that fell below investment grade rating.
(3)Loans exclude loans held-for-sale.
(4)Non-performing loans include nonaccrual loans and TDRs still accruing for periods prior to January 1, 2023.
Under-performing assets increased to $272.3 million at September 30, 2023, compared to $267.0 million at December 31, 2022.  Under-performing assets as a percentage of total loans at September 30, 2023 were 0.84%, a 2 basis point decrease from 0.86% at December 31, 2022.
Nonaccrual loans increased $23.2 million from December 31, 2022 to September 30, 2023 reflecting PCD loan migration in the commercial real estate portfolio. As a percentage of nonaccrual loans, the allowance for credit losses on loans was 116.31% at September 30, 2023, compared to 127.50% at December 31, 2022.
Total criticized and classified assets were $1.7 billion at September 30, 2023, an increase of $244.2 million from December 31, 2022 primarily due to higher criticized commercial loans. Other classified assets include investment securities that fell below investment grade rating totaling $49.0 million at September 30, 2023, compared to $24.7 million at December 31, 2022.

Allowance for Credit Losses on Loans and Unfunded Commitments
Net charge-offs on loans totaled $19.7 million during the three months ended September 30, 2023, compared to $7.6 million for the same period in 2022. Annualized, net charge-offs to average loans were 0.24% for the three months ended September 30, 2023, compared to 0.10% for the same period in 2022. The three months ended September 30, 2023 included net recoveries on PCD loans totaling $0.5 million, or (0.01)% on an annualized basis of average loans, compared to net charge-offs on PCD loans totaling $6.2 million, or 0.08% on an annualized basis of average loans for the three months ended September 30, 2022. Net charge-offs on loans totaled $46.2 million during the nine months ended September 30, 2023, compared to $12.1 million for the same period in 2022. Annualized, net charge-offs to average loans were 0.19% for the nine months ended September 30, 2023, compared to 0.06% for the same period in 2022. The nine months ended September 30, 2023 included net charge-offs on PCD loans totaling $17.3 million, or 0.07% on an annualized basis of average loans, compared to net charge-offs on PCD loans totaling $10.7 million, or 0.05% on an annualized basis of average loans for the nine months ended September 30, 2022. In addition, the three and nine months ended September 30, 2023 included a $12.2 million charge-off related to a single commercial credit that is not representative of broader credit concerns. Management will continue its efforts to reduce the level of non-performing loans and may consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for credit losses on loans.
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
The allowance for credit losses on loans was $304.0 million at September 30, 2023, compared to $303.7 million at December 31, 2022. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, provision expense may be volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.
We maintain an allowance for credit losses on unfunded loan commitments to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses on loans, modified to take into account the probability of a drawdown on the commitment.  The allowance for credit losses on unfunded loan commitments is classified as a liability account on the balance sheet within accrued expenses and other liabilities, while the corresponding provision for unfunded loan commitments is included in the provision for credit losses. The allowance for credit losses on unfunded loan commitments totaled $33.0 million at September 30, 2023, compared to $32.2 million at December 31, 2022.

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

The following table illustrates our projected net interest income sensitivity over a two-year cumulative horizon based on the asset/liability model at September 30, 2023 and 2022:

	Immediate Rate Decrease				Immediate Rate Increase
(dollars in thousands)	-300 Basis Points	-200 Basis Points	-100 Basis Points	Base	+100 Basis Points	+200 Basis Points	+300 Basis Points
September 30, 2023
Projected interest income:
Money market, other interest earning investments, and investment securities	$722,474	$777,196	$834,683	$890,384	$958,522	$1,026,439	$1,094,063
Loans	2,966,315	3,323,529	3,684,648	4,040,544	4,393,546	4,747,308	5,100,845
Total interest income	3,688,789	4,100,725	4,519,331	4,930,928	5,352,068	5,773,747	6,194,908
Projected interest expense:
Deposits	528,719	785,519	1,047,596	1,279,764	1,547,400	1,826,990	2,100,598
Borrowings	366,090	432,424	521,008	598,589	676,220	753,909	831,590
Total interest expense	894,809	1,217,943	1,568,604	1,878,353	2,223,620	2,580,899	2,932,188
Net interest income	$2,793,980	$2,882,782	$2,950,727	$3,052,575	$3,128,448	$3,192,848	$3,262,720
Change from base	$(258,595)	$(169,793)	$(101,848)		$75,873	$140,273	$210,145
% change from base	(8.47)%	(5.56)%	(3.34)%		2.49%	4.60%	6.88%

			Immediate Rate Decrease		Immediate Rate Increase
			-50 Basis Points	Base	+100 Basis Points	+200 Basis Points	+300 Basis Points
September 30, 2022
Projected interest income:
Money market, other interest earning investments, and investment securities			$660,169	$680,882	$721,850	$762,793	$803,703
Loans			2,715,952	2,885,275	3,225,849	3,560,475	3,894,295
Total interest income			3,376,121	3,566,157	3,947,699	4,323,268	4,697,998
Projected interest expense:
Deposits			106,667	166,603	372,461	578,311	784,154
Borrowings			263,032	286,909	337,834	388,779	439,751
Total interest expense			369,699	453,512	710,295	967,090	1,223,905
Net interest income			$3,006,422	$3,112,645	$3,237,404	$3,356,178	$3,474,093
Change from base			$(106,223)		$124,759	$243,533	$361,448
% change from base			(3.41)%		4.01%	7.82%	11.61%
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
We use cash flow and fair value hedges, primarily interest rate swaps, collars, and floors, to mitigate interest rate risk. Derivatives designated as hedging instruments were in a net liability position with a fair value loss of $25.5 million and $36.1 million at September 30, 2023 and December 31, 2022, respectively.  See Note 15 to the consolidated financial statements for further discussion of derivative financial instruments.

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
A maturity schedule for Old National Bank’s time deposits is shown in the following table at September 30, 2023.

(dollars in thousands)
Maturity Bucket	Amount	Rate
2023	$1,474,228	3.62%
2024	3,832,949	4.33
2025	151,114	1.66
2026	66,492	0.91
2027	34,479	0.70
2027 and beyond	16,442	1.25
Total	$5,575,704	4.00%
Our ability to acquire funding at competitive prices is influenced by rating agencies’ views of our credit quality, liquidity, capital, and earnings.
The credit ratings of Old National and Old National Bank at September 30, 2023 are shown in the following table.

Moody’s Investors Service
	Long-term	Short-term
Old National	Baa1	N/A
Old National Bank	A1	P-1

Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well.  At September 30, 2023, Old National and its subsidiaries had the following availability of liquid funds and borrowings:

(dollars in thousands)	Parent Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$1,409,813	$253,617
Unencumbered government-issued debt securities	—	297,043
Unencumbered investment grade municipal securities	—	114,908
Unencumbered corporate securities	—	34,618
Availability of borrowings*:
Amount available from Federal Reserve discount window	—	875,670
Amount available from Federal Reserve Bank Term Funding Program	—	2,354,901
Amount available from Federal Home Loan Bank	—	5,536,299
Total available funds	$1,409,813	$9,467,056
* Based on collateral pledged
Old National Bancorp has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows, and funds used for acquisitions.  Old National Bancorp can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit, and through the issuance of debt securities.  Additionally, Old National Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt and equity markets.  At September 30, 2023, Old National Bancorp’s other borrowings outstanding were $481.0 million. Management believes the Company has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
07/01/23 - 07/31/23	27,973	$14.01	—	$170,476,849
08/01/23 - 08/31/23	303	$16.76	—	$170,476,849
09/01/23 - 09/30/23	3,479	$15.79	—	$170,476,849
Total	31,755	$14.24	—	$170,476,849
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
(c)During the three months ended September 30, 2023, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

101
The following materials from Old National’s Form 10-Q Report for the quarterly period ended September 30, 2023, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from Old National’s Form 10-Q Report for the quarterly period ended September 30, 2023, formatted in inline XBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD NATIONAL BANCORP
(Registrant)

By:	/s/ Brendon B. Falconer
Brendon B. Falconer
Senior Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

Date: November 1, 2023