Form 10-K
period 2023-12-31
OLD NATIONAL BANCORP /IN/
filed 2024-02-22
CIK 707179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number 001-15817
Old National Bancorp
(Exact name of the Registrant as specified in its charter)

Indiana		35-1539838
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

One Main Street		47708
Evansville,	Indiana
(Address of principal executive offices)		(Zip Code)
(800) 731-2265
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	ONB	NASDAQ	Global Select Market
Depositary Shares, each representing a 1/40th interest in a share of Non-Cumulative Perpetual Preferred Stock, Series A	ONBPP	NASDAQ	Global Select Market
Depositary Shares, each representing a 1/40th interest in a share of Non-Cumulative Perpetual Preferred Stock, Series C	ONBPO	NASDAQ	Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates on June 30, 2023, was $4,029,030,047 (based on the closing price on that date of $13.94). In calculating the market value of securities held by non-affiliates of the registrant, the registrant has treated as securities held by affiliates as of June 30, 2023, voting and non-voting stock owned of record by its directors and principal executive officers, and voting and non-voting stock held by the registrant's trust department in a fiduciary capacity for benefit of its directors and principal executive officers. This calculation does not reflect a determination that persons are affiliates for any other purposes.
The number of shares outstanding of the registrant’s common stock, as of January 31, 2024, was 292,704,000.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

OLD NATIONAL BANCORP
2023 ANNUAL REPORT ON FORM 10-K

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
ASC:  Accounting Standards Codification
ASU:  Accounting Standards Update
ATM:  automated teller machine
BBCC: business banking credit center (small business)
CapStar:  CapStar Financial Holdings, Inc.
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
NASDAQ:  NASDAQ Global Select Market
NMTC: New Markets Tax Credit
NOW:  negotiable order of withdrawal
OCC:  Office of the Comptroller of the Currency
PCD:  purchased credit deteriorated
PD:  probability of default
Renewable Energy:  investment tax credits for solar projects
SEC:  U.S. Securities and Exchange Commission
TDR:  troubled debt restructuring

OLD NATIONAL BANCORP
2023 ANNUAL REPORT ON FORM 10-K
FORWARD-LOOKING STATEMENTS
This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in our future filings with the SEC, in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact and constitute forward‐looking statements within the meaning of the Act. These statements include, but are not limited to, descriptions of Old National’s financial condition, results of operations, asset and credit quality trends, profitability and business plans or opportunities. Forward-looking statements can be identified by the use of the words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “should,” and “will,” and other words of similar meaning. These forward-looking statements express management’s current expectations or forecasts of future events and, by their nature, are subject to risks and uncertainties. There are a number of factors that could cause actual results or outcomes to differ materially from those in such statements, including, but not limited to: competition; government legislation, regulations and policies; the ability of Old National to execute its business plan; unanticipated changes in our liquidity position, including but not limited to changes in our access to sources of liquidity and capital to address our liquidity needs; changes in economic conditions and economic and business uncertainty which could materially impact credit quality trends and the ability to generate loans and gather deposits; inflation and governmental responses to inflation, including increasing interest rates; market, economic, operational, liquidity, credit, and interest rate risks associated with our business; our ability to successfully manage our credit risk and the sufficiency of our allowance for credit losses; the ability to complete, or any delays in completing, the pending merger (the “Merger”) between Old National and CapStar, including the ability of CapStar to obtain the necessary approval by its shareholders and the ability to satisfy all of the closing conditions in the definitive merger agreement; the expected cost savings, synergies and other financial benefits from the Merger not being realized within the expected time frames and costs or difficulties relating to integration matters being greater than expected; potential adverse reactions or changes to business or employee relationships, including those resulting from the completion of the Merger; the potential impact of future business combinations on our performance and financial condition, including our ability to successfully integrate the businesses and the success of revenue-generating and cost reduction initiatives; failure or circumvention of our internal controls; operational risks or risk management failures by us or critical third parties, including without limitation with respect to data processing, information systems, cybersecurity, technological changes, vendor issues, business interruption, and fraud risks; significant changes in accounting, tax or regulatory practices or requirements; new legal obligations or liabilities; disruptive technologies in payment systems and other services traditionally provided by banks; failure or disruption of our information systems; computer hacking and other cybersecurity threats; the effects of climate change on Old National and its customers, borrowers, or service providers; political and economic uncertainty and instability; the impacts of pandemics, epidemics, and other infectious disease outbreaks; other matters discussed in this report; and other factors identified in filings with the SEC. These forward-looking statements are made only as of the date of this report and are not guarantees of future results, performance, or outcomes.
Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect. Therefore, undue reliance should not be placed upon these estimates and statements. We cannot assure that any of these statements, estimates, or beliefs will be realized and actual results or outcomes may differ from those contemplated in these forward-looking statements. Old National does not undertake an obligation to update these forward-looking statements to reflect events or conditions after the date of this report. You are advised to consult further disclosures we may make on related subjects in our filings with the SEC.
Investors should consider these risks, uncertainties, and other factors in addition to the factors under the heading “Risk Factors” included in this filing and our other filings with the SEC.

PART I
ITEM 1.    BUSINESS
COMPANY PROFILE
Old National Bancorp, the financial holding company of Old National Bank, our wholly-owned banking subsidiary (“Old National Bank”), is incorporated in the state of Indiana, is the sixth largest Midwestern-headquartered bank by asset size with consolidated assets of $49.1 billion at December 31, 2023, and ranks among the top 30 banking companies headquartered in the United States. The Company’s corporate headquarters and principal executive office are located in Evansville, Indiana with commercial and consumer banking operations headquartered in Chicago, Illinois. Through our wholly-owned banking subsidiary and non-bank affiliates, we provide a wide range of services primarily throughout the Midwest region and elsewhere, including commercial and consumer loan and depository services, private banking, capital markets, brokerage, wealth management, trust, investment advisory, and other traditional banking services.
THE BANK
Old National Bank traces its roots to 1834 and at December 31, 2023, operated 258 banking centers located primarily throughout the Midwestern United States, including Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, and Wisconsin. Each of the banking centers of Old National Bank provides a group of similar community banking services, including such products and services as commercial, real estate, and consumer loans; deposits; and private banking, capital markets, brokerage, wealth management, trust, and investment advisory services. The individual banking centers located throughout our Midwest footprint have similar operating and economic characteristics.
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
In addition to providing lending and deposit services, we offer comprehensive wealth management, trust, investment advisory, and foreign currency services. For businesses, we provide treasury management, merchant, and capital markets services as well as community development lending and equity investment solutions intended to produce jobs and revitalize our communities.
HUMAN CAPITAL RESOURCES
At December 31, 2023, we employed 3,940 full-time equivalent team members. Old National respects, values, and welcomes diversity in our team members, clients, suppliers, and marketplace. We seek to maintain an inclusive environment and recognize the unique contribution each individual brings to our Company, and we are fully committed to supporting a rich culture of diversity as a cornerstone to our success. At December 31, 2023, our team members were approximately 67% women and approximately 25% people of color. Old National provides professional development opportunities to team members and seeks to improve retention, development, and job satisfaction of team members from diverse groups by providing career skills training, peer mentoring, and opportunities to interact with senior leaders. Our Structured Leadership Development Programs, Associate and Community Engagement Teams, Impact Networks, and the ONUniversity training and development center are among the many programs designed to drive Old National employee development and engagement.
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
Old National team members consistently strive to make a positive difference in the communities we serve. Old National team members actively share their talents in their communities through volunteer activities in education, economic development, human and health services, and Community Reinvestment. We have a program that allows each team member to be paid up to 24 hours per year, with supervisory approval, to volunteer for activities in their community during normal work hours. Under that program, team members logged over 57,000 volunteer hours during 2023 in support of 2,400 organizations. Team member volunteers are recognized for their efforts on our corporate portal. Team members with 25 hours or more of service each year are recognized annually by executive management.
MARKET AREAS SERVED
Since our founding, Old National has focused on community and commercial banking by building long-term, highly valued partnerships with clients in our Midwest region. We have continued to expand our footprint through strategic mergers and acquisitions, and we are now the sixth largest bank headquartered in the Midwest by assets.
The following table reflects information on the top markets we currently serve.

Metropolitan Statistical Area	Deposits as a Percent of Old National Bank Franchise (%)	Deposits Per Branch ($M)	2020-2024 Population Change (%)	2024-2029 Projected Population Change (%)	2024 Median Household Income ($)	2024-2029 Projected Household Income Change (%)
Chicago-Naperville-Elgin, IL-IN-WI	43.3	177.7	(2.1)	0.1	85,119	8.4
Evansville, IN-KY	10.5	255.3	0.1	1.2	67,796	8.7
Minneapolis-St. Paul-Bloomington, MN-WI	9.9	125.2	1.3	2.7	94,405	7.4
Indianapolis-Carmel-Anderson, IN	5.3	91.5	2.8	4.0	76,586	12.5
Milwaukee-Waukesha, WI	3.5	210.2	(1.0)	0.3	74,071	9.7
Madison, WI	2.4	79.6	2.4	3.8	84,987	8.3
Bloomington, IN	2.1	150.2	0.2	1.2	57,755	7.4
National average			1.4	2.4	75,874	10.1
Weighted average total Old National Bank			(0.7)	1.0	78,604	8.8
Source: S&P Global Market Intelligence. Deposit data as of June 30, 2023.
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
We anticipate that, as with previous mergers and acquisitions, the consideration paid by us in future mergers and acquisitions may be in the form of cash, debt, or Old National stock, or a combination thereof and may reflect a premium to the target’s then-market value. The amount and structure of such consideration is based on reasonable growth and cost savings assumptions and a thorough analysis of the impact on both long- and short-term financial results.
Our ability to engage in certain transactions depends on the bank regulators’ views at the time as to the capital levels, quality of management, and overall condition of Old National, in addition to their assessment of a variety of other factors, including our compliance with law and regulations.
On February 15, 2022, Old National completed its previously announced merger of equals transaction with First Midwest pursuant to an agreement and plan of merger, dated as of May 30, 2021, to combine in an all-stock transaction. The merger of equals of Old National and First Midwest partnered two highly compatible organizations with over 270 combined years of service and a shared relationship banking focus, consistent business models and credit cultures, and an unwavering commitment to community. The combined organization has operations in six of the largest Midwestern metropolitan areas, strong commercial banking capabilities, a robust retail footprint, a significant wealth management platform, and an enhanced ability to attract top talent and deliver superior financial performance.
On October 26, 2023, Old National announced that it entered into a definitive merger agreement pursuant to which Old National will acquire CapStar and its wholly-owned subsidiary, CapStar Bank, in an all-stock transaction. As of September 30, 2023, CapStar had approximately $3.3 billion of total assets, $2.3 billion of total loans, and $2.8 billion of deposits. Under the terms of the merger agreement, each outstanding share of CapStar common stock will be converted into the right to receive 1.155 shares of Old National common stock, valuing the transaction at approximately $344.4 million, or $16.64 per share, based on Old National’s 30-day volume weighted average closing stock price ending October 25, 2023, the day prior to execution of the merger agreement. The transaction value is likely to change until closing due to fluctuations in the price of Old National common stock. The definitive merger agreement has been approved by the Board of Directors of each company. The transaction is anticipated to close in the second quarter of 2024 subject to the approval of CapStar shareholders.
Divestitures
On November 18, 2022, Old National Bank completed the sale of Old National’s business of acting as a qualified custodian for, and administering, health savings accounts. Old National served as custodian for health savings accounts comprised of both investment accounts and deposit accounts. At closing, the health savings accounts held in deposit accounts that were transferred totaled approximately $382 million and the transaction resulted in a $90.7 million pre-tax gain in 2022.
During the fourth quarter of 2022, Old National initiated certain property optimization actions that included the closure and consolidation of certain branches as well as other real estate repositioning across our footprint. These actions resulted in pre-tax charges of $26.8 million in 2022 and $1.6 million in 2023 recorded in noninterest expense that are associated with valuation adjustments related to these locations.
COMPETITION
The banking industry and related financial service providers operate in a highly competitive market. Old National competes with financial service providers such as other commercial banks, savings and loan associations, credit unions, mortgage banking firms, Financial Technology, or “FinTech,” companies, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds, and other financial services providers.
Many of our competitors are financial institutions that are larger than we are and have substantially greater resources than we do. Some of our nonfinancial institution competitors may have fewer regulatory constraints, broader geographic service areas, greater capital, and, in some cases, lower cost structures. In addition, competition for quality clients has intensified as a result of changes in regulation, mergers and acquisitions, advances in technology and product delivery systems, and consolidation among financial service providers.
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
In addition, privacy and data protection are areas of increasing state legislative focus, and a number of states have enacted consumer privacy laws that impose significant compliance obligations with respect to personal information. Similar laws may in the future be adopted by states where the Company and Old National Bank do business. Furthermore, privacy and data protection areas are expected to receive additional attention at the Federal level. The potential effects of state or Federal privacy and data protection laws on the Company’s business cannot be determined at this time and will depend both on whether such laws are adopted by states in which the Company does business and/or at the Federal level and the requirements imposed by any such laws.
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
In January 2021, the Anti-Money Laundering Act of 2020 (“AMLA”), which amends the BSA, was enacted. Among other things, the AMLA codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the U.S. Department of the Treasury to promulgate priorities for anti-money laundering and countering the financing of terrorism policy; requires the development of standards by the U.S. Department of the Treasury for testing technology and internal processes for BSA compliance; expands enforcement- and investigation-related authority, including a significant expansion in the available sanctions for certain BSA violations; and expands BSA whistleblower incentives and protections. Many of the statutory provisions in the AMLA will require additional rulemaking, reports and other measures, and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance. In June 2021, the Financial Crimes Enforcement Network, a bureau of the U.S. Department of the Treasury, issued the priorities for anti-money laundering and countering the financing of terrorism policy, which is required under the AMLA. The priorities include: corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking, human trafficking and proliferation financing.
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
Consumer Financial Protection. Old National Bank is subject to laws designed to protect consumers and prohibit unfair or deceptive business practices, including the Equal Credit Opportunity Act, the Fair Housing Act, the Home Ownership Protection Act, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions

Act of 2003 (“FACT Act”), the GLB Act, the Truth in Lending Act, the CRA, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and applicable state law counterparts. These and other laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive, and abusive practices and subject us to substantial regulatory oversight. Violations of applicable consumer protection laws can result in reputational damage and potential liability from litigation brought by customers, including actual damages, restitution, and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate and civil money penalties. Failure to comply with consumer protection requirements may also result in failure to obtain any required bank regulatory approval for merger or acquisition transactions or prohibit such transactions even if approval is not required.
In addition, the CFPB has a broad mandate to prohibit unfair, deceptive or abusive acts and practices, is specifically empowered to require certain disclosures to consumers and draft model disclosure forms and is responsible for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, as well as their affiliates, and can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial laws in order to impose a civil penalty or injunction. Banking regulators take into account compliance with consumer protection laws when considering approval of a proposed acquisition transaction.
On October 19, 2023, the CFPB proposed a new rule that would require a provider of payment accounts or products, such as a bank, to make data available to consumers upon request regarding the products or services they obtain from the provider. Any such data provider would also have to make such data available to third parties, with the consumer’s express authorization and through an interface that satisfies formatting, performance and security standards, for the purpose of such third parties providing the consumer with financial products or services requested by the consumer. Data that would be required to be made available under the rule would include transaction information, account balance, account and routing numbers, terms and conditions, upcoming bill information, and certain account verification data. The proposed rule is intended to give consumers control over their financial data, including with whom it is shared, and encourage competition in the provision of consumer financial products or services. For banks with at least $850 million and less than $50 billion in total assets, compliance with the proposed rule’s requirements would be required approximately two and a half years after adoption of the final rule. For banks with at least $50 billion and less than $500 billion in total assets, which could include Old National Bank by the time a final rule is issued, compliance with the proposed rule’s requirements would be required approximately one year after adoption of the final rule.
On January 17, 2024, the CFPB proposed a rule that would significantly reform the regulatory framework governing overdraft practices applicable to banks such as Old National Bank that have more than $10 billion in assets. The proposed rule would modify or eliminate several long-standing exclusions from requirements generally applicable to consumer credit that previously exempted certain overdraft practices. The proposal would also generally require banks to restructure many overdraft fees, overdraft lines of credit, and other overdraft practices as separate consumer credit accounts that would be subject to those requirements. These changes to the regulatory framework could result in Old National Bank, among other things, facing higher compliance costs in charging overdraft fees, experiencing a decreased ability to recover amounts extended as overdraft protection, reducing the availability of overdraft protection, and/or charging lower overdraft fees.
Interchange Fees. Old National Bank is subject to interchange fee limitations that establish a maximum permissible interchange fee for many types of debit interchange transactions that is equal to no more than 21 cents per transaction plus five basis points multiplied by the value of the transaction. Interchange fees, or “swipe” fees, are charges that merchants pay to card-issuing banks, such as Old National Bank, for processing electronic payment transactions. Additional Federal Reserve rules allow a debit card issuer to recover one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements.
In October 2023, the Federal Reserve proposed amendments to its rules on interchange fees. The proposed changes would establish a maximum permissible interchange fee of no more than 14.4 cents per transaction plus four basis points multiplied by the value of the transaction. The fraud prevention adjustment would be increased to 1.3 cents per transaction. The proposed rule would also establish an automatic update of the interchange fee cap every other year based on a survey of debit card issuers.
Capital Adequacy.
Capital Requirements. Old National Bancorp and Old National Bank are each required to comply with certain risk-based capital and leverage requirements under capital rules adopted by the Federal Reserve, the OCC, and the FDIC (the “Basel III Capital Rules”). These rules implement the Basel III framework set forth by the Basel Committee on Banking Supervision (the “Basel Committee”) as well as certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).
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
On July 27, 2023, the federal banking regulators proposed revisions to the Basel III Capital Rules to implement the Basel Committee’s 2017 standards and make other changes to the Basel III Capital Rules. The proposal introduces revised credit risk, equity risk, operational risk, credit valuation adjustment risk, and market risk requirements, among other changes. However, the revised capital requirements of the proposed rule would not apply to the Company or Old National Bank because they have less than $100 billion in total consolidated assets and trading assets and liabilities below the threshold for market risk requirements.

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
An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating for certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes. As of December 31, 2023, Old National Bank’s capital ratios were all in excess of the minimum requirements for “well-capitalized” status.
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
In October 2023, the OCC, together with the Federal Reserve and FDIC, issued a joint final rule to modernize the CRA regulatory framework. The final rule is intended, among other things, to adapt to changes in the banking industry, including the expanded role of mobile and online banking, and to tailor performance standards to account for differences in bank size and business models. The final rule introduces new tests under which the performance of banks with over $2 billion in assets will be assessed. The new rule also includes data collection and reporting requirements, some of which are applicable only to banks with over $10 billion in assets, such as Old National Bank. Most provisions of the final rule will become effective on January 1, 2026, and the data reporting requirements will become effective on January 1, 2027.
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
In October 2022, the FDIC finalized a rule that increased the initial base deposit insurance assessment rate schedules for all insured depository institutions by 2 basis points, beginning with the first quarterly assessment period of 2023. The increased assessment rate is intended to improve the likelihood that the DIF reserve ratio would reach the required minimum of 1.35 percent by the statutory deadline of September 30, 2028.
On November 16, 2023, the FDIC finalized a rule that imposes special assessments to recover the losses to the DIF resulting from the FDIC’s use, in March 2023, of the systemic risk exception to the least-cost resolution test under the Federal Deposit Insurance Act in connection with the receiverships of Silicon Valley Bank and Signature Bank. The FDIC estimated in approving the rule that those assessed losses total approximately $16.3 billion. The rule provides that this loss estimate will be periodically adjusted, which will affect the amount of the special assessment. Under the rule, the assessment base is the estimated uninsured deposits that an insured depository institution (“IDI”) reported in its December 31, 2022 Call Report, excluding the first $5 billion in estimated uninsured deposits. The special assessments will be collected at an annual rate of approximately 13.4 basis points per year (3.36 basis points per quarter) over eight quarters in 2024 and 2025, with the first assessment period beginning January 1, 2024. Because the estimated loss pursuant to the systemic risk determination will be periodically adjusted, the FDIC retains the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. In its December 31, 2022 Call Report, Old National Bank reported estimated uninsured deposits of approximately $12.0 billion. The Company expects the special assessments to be tax deductible. The total of the special assessments for Old National Bank is estimated at $19.1 million, and such amount was recorded as an expense in the quarter the rule was finalized (the quarter ending December 31, 2023).
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
In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including NASDAQ, to implement listing standards that require all listed companies to adopt policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding a required accounting restatement of financial statements, including to correct an error that would result in a material misstatement if the error were corrected in the current period. The excess compensation would be based on the amount the executive officer would have received had the incentive-based compensation been determined using the restated financial statements. NASDAQ’s listing standards pursuant to the SEC’s rule became effective October 2, 2023. The Company’s clawback policy adopted in accordance with these listing standards is included as Exhibit 97.
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
In July 2023, the SEC issued a final rule that requires registrants, including the Company, to (i) report material cybersecurity incidents on Form 8-K within four business days of their being deemed material; (ii) include updated disclosures in Forms 10-K about a registrant’s cybersecurity risk management and strategy, management’s role in assessing and managing material cybersecurity risks, and the board of directors’ oversight of cybersecurity risks; and (iii) present the disclosures in inline XBRL.
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
Federal Home Loan Bank System. Old National Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the FHLBI, Old National Bank is required to acquire and hold a minimum amount of shares of capital stock of the FHLBI based on, among other things, the amounts of residential mortgage loans and mortgage-backed securities held by Old National Bank, outstanding borrowings from the FHLBI and the outstanding principal balance of “Acquired Member Assets”, as defined by the FHLBI. As of December 31, 2023, Old National Bank was in compliance with the minimum stock ownership requirement.
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
Resolution Planning. The FDIC has required IDIs with more than $50 billion in total consolidated assets to submit to the FDIC periodic plans for resolution in the event of the institution’s failure. In 2018, the FDIC issued a moratorium on resolution plans for IDIs with more than $50 billion in assets. The moratorium is still in effect for IDIs with more than $50 billion but less than $100 billion in assets. On August 29, 2023, the FDIC proposed amendments to the resolution planning requirements for IDIs with $50 billion or more in total assets. The amendments would require IDIs with between $50 billion and $100 billion in assets to submit informational filings on a two-year cycle, with an interim supplement updating key information submitted in the off years. If adopted, these amendments will become applicable to Old National Bank should its assets exceed $50 billion.
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
Climate-Related and Other ESG Developments. In recent years, federal, state, and international lawmakers and regulators have increased their focus on financial institutions’ and other companies’ risk oversight, disclosures, and practices in connection with climate change and other environmental, social, and governance (“ESG”) matters. For example, on March 21, 2022, the SEC issued a proposed rule, which has not yet been finalized, on the enhancement and standardization of climate-related disclosures for investors. The proposed rule would require public issuers, including the Company, to significantly expand the scope of climate-related disclosures in their SEC filings. The SEC has also announced plans to propose rules to require enhanced disclosure regarding human capital management and board diversity for public issuers. In addition, several states in which the Company operates have enacted or proposed statutes or regulations addressing climate change and other ESG issues.
Future Legislation and Regulation. In addition to the specific legislation and regulations described above, various laws and regulations are being considered by federal and state governments and regulatory agencies. Changes in law or regulation, or in the manner in which existing regulations are applied, may change the Company’s and Old National Bank’s operating environment in substantial and unpredictable ways and may increase reporting requirements and compliance costs. These changes could increase the cost of doing business, increase the Company’s expenses, decrease the Company’s revenue, limit or expand permissible activities or change the activities in which the Company chooses to engage, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions in ways that could adversely affect the Company and Old National Bank.
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
An economic downturn, sustained high unemployment levels, stock market volatility, and/or high levels of inflation have in the past negatively affected, and in the future may negatively affect, our operating results and have had, or may have, a negative effect on the ability of our borrowers to make timely repayments of their loans, increasing the risk of loan defaults and losses. If the forecasts of economic conditions and other economic predictions are not accurate, we may face challenges in accurately estimating the ability of our borrowers to repay their loans. Expectations of negative market and economic conditions will be reflected in the allowances for credit losses for loans and debt securities to the estimated extent they will impact the credit losses of loans and debt securities over their remaining lives. The provision for credit losses will report the entire increased credit loss expectations over the remaining lives of the loans and debt securities in the period in which the change in expectation arises. Further, because of the impact of such increased credit losses on earnings and capital, our ability to make loans and pay dividends may be substantially diminished.
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
Economic conditions, financial markets and inflationary pressures may be adversely affected by the impact of current or anticipated geopolitical uncertainties, global military conflicts, pandemics, and global, national, and local responses to such events by governmental authorities and other third parties. These unpredictable events could create, increase or prolong economic and financial disruptions and volatility that adversely affect the Company’s business, financial condition, capital and results of operations.
Federal budget deficit concerns and the potential for political conflict over legislation to fund U.S. government operations and raise the U.S. government's debt limit may increase the possibility of a default by the U.S. government on its debt obligations, related credit-rating downgrades, or an economic recession in the United States. Many of our investment securities are issued by the U.S. government and government agencies and sponsored entities. As a result of uncertain domestic political conditions, including potential future federal government shutdowns, the possibility of the federal government defaulting on its obligations for a period of time due to debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose liquidity risks. In connection with prior political disputes over U.S. fiscal and budgetary issues leading to the U.S. government shutdown in 2011, S&P lowered its long-term sovereign credit rating on the U.S. from AAA to AA+. A further downgrade, or a downgrade by other rating agencies, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide.
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
•the time and costs of evaluating entry into new markets where we lack experience, hiring experienced local management, opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;
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
Mergers and acquisitions by financial institutions, including by the Company, are subject to approval by a variety of federal and state regulatory agencies. The process for obtaining these required regulatory approvals is complex and involves a comprehensive application review process. Regulatory approvals could be delayed, impeded, restrictively conditioned, or denied should the Company have regulatory issues with regulatory agencies, including, without limitation, issues related to BSA compliance, CRA issues, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations and other laws and regulations. Over the past several years, mergers of banking organizations have encountered greater regulatory, governmental, and community scrutiny and have taken substantially longer to receive the necessary regulatory approvals and other required governmental clearances than in the past. The Company may fail to pursue, evaluate, or complete strategic and competitively significant merger and acquisition opportunities as a result of its inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions, or at all. Difficulties associated with potential mergers and acquisitions that may result from these factors could have a material adverse effect on our business, financial condition and results of operations.
Our accounting estimates and risk management processes rely on analytical and forecasting models.
The processes that we use to estimate expected credit losses and to measure the fair value of assets carried on the balance sheet at fair value, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depend upon the use of analytical and forecasting models. These models are complex and reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances and require us to make judgments about the effect of matters that are inherently uncertain. Different assumptions could have resulted in significant changes in valuation, which in turn could have a material adverse effect on our financial condition and results of operations.
Old National operates in an extremely competitive market, and Old National’s business will suffer if Old National is unable to compete effectively.
In our market area, Old National encounters significant competition from other commercial banks, savings and loan associations, credit unions, mortgage banking firms, FinTech companies, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds, and other financial services companies. Our competitors may have substantially greater resources and lending limits than Old National does and may offer services that Old National does not or cannot provide. Some of our nonfinancial institution competitors may have fewer regulatory constraints, broader geographic service areas, and, in some cases, lower cost structures and, as a result, may be able to compete more effectively for business. In particular, the activity of marketplace lenders and other FinTechs has grown significantly over recent years and is expected to continue to grow. FinTechs have and may continue to offer bank or bank-like products. For example, a number of FinTechs have applied for, and in some cases received, bank or industrial loan charters. In addition, other FinTechs have partnered with existing banks to allow them to offer deposit products to their customers. Regulatory changes may also make it easier for FinTechs to partner with banks and offer deposit products. Our ability to originate residential mortgage loans has also been adversely affected by the increased competition resulting from the unprecedented involvement of the U.S. government and government-sponsored entities in the residential mortgage market. Other recent regulation has reduced the regulatory burden of large bank holding companies, and raised the asset thresholds at which more onerous requirements apply, which could cause certain large bank holding companies with less than $250 billion in total consolidated assets, which were previously subject to more stringent enhanced prudential standards, to become more competitive or to pursue expansion more aggressively. There is also increased competition by out-of-market competitors through online and mobile channels. In addition, the emergence, adoption and evolution of new technologies that do not require intermediation, including distributed ledgers, as well as advances in automation, could significantly affect competition for financial services. Old National’s profitability depends upon our continued ability to compete successfully in our market area.
Our business could suffer if we fail to attract and retain skilled people.
Our success depends, in large part, on our ability to attract and retain key people. Competition for the best employees in most of the activities we engage in can be intense. We may not be able to hire the best people for key roles or retain them. In addition, the transition to increased work-from-home and hybrid work arrangements may exacerbate the challenges of attracting and retaining talented and diverse employees as job markets may be less constrained by physical geography. Our current or future approach to in-office and work-from-home arrangements may not meet the needs or expectations of our current or prospective employees or may not be perceived as favorable as compared to the arrangements offered by competitors, which could adversely affect our ability to attract and retain employees. The loss of any of our key personnel or an inability to continue to attract, retain, and motivate key personnel could adversely affect our business.
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
Federal and state banking regulators and supervisory authorities, investors, and other stakeholders have increasingly viewed financial institutions as important in helping to address the risks related to climate change both directly and with respect to their clients, which may result in financial institutions coming under increased pressure regarding the disclosure and management of their climate risks and related lending and investment activities. The leaders of the federal banking agencies, including the Comptroller of the Currency, have emphasized that climate-related risks are faced by banking organizations of all types and sizes, specifically including physical and transition risks, and are in the process of enhancing supervisory expectations regarding banks’ risk management practices. To that end, in December 2021, the OCC published proposed principles for climate risk management by larger banking organizations. The OCC also has created an Office of Climate Risk and appointed a Climate Change Risk Officer to oversee that office and has established an internal climate risk implementation committee in order to assist with these initiatives and to support the agency’s efforts to enhance its supervision of climate change risk management. The OCC stressed in its 2022 Annual Report that climate-related financial risks pose novel challenges that national banks, together with the OCC, are expected to meet; however, the OCC acknowledged that its focus in this area has purposefully been directed at institutions with more than $100 billion in total assets as risks are more complex and material at such institutions. In addition, on March 30, 2022 and December 2, 2022, respectively, the FDIC and the Federal Reserve issued their own proposed principles for climate risk management, which also are applicable to larger banking organizations. Given that climate change could impose systemic risks upon the financial sector, either via disruptions in economic activity resulting from the physical impacts of climate change or changes in policies as the economy transitions to a less carbon-intensive environment, the Company may face regulatory risk of increasing focus on the Company’s resilience to climate-related risks, including in the context of stress testing for various climate stress scenarios. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit, and reputational risks and costs.
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
Old National’s reputation is a key asset to its business. A negative public opinion of the Company and its business can result from any number of activities, including the Company’s lending practices, corporate governance and regulatory compliance, mergers and acquisitions, and ESG matters such as, among other things, climate risk, hiring practices, the diversity of our work force, and racial and social justice issues involving our personnel, customers, and third parties with whom we otherwise do business, and actions taken by regulators, community organizations, investors, and other stakeholders in response to these activities. Significant harm to the Company’s reputation could also arise as a result of regulatory or governmental actions, litigation, employee misconduct or the activities of customers, other participants in the financial services industry or the Company’s contractual counterparties, such as service providers and vendors. A service disruption of the Company’s technology platforms or an impact to the Company’s branches could have a negative impact on a customer’s access to banking services, and harm the Company’s reputation with customers. In particular, a cybersecurity event impacting the Company’s or its customers’ data could have a negative impact on the Company’s reputation and customer confidence in the Company and its cybersecurity. Damage to the Company’s reputation could also adversely affect its credit ratings and access to the capital markets.
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
In addition, in deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports, and other financial information. We may also rely on representations of those customers, counterparties, or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports, or other financial information could cause us to enter into unfavorable transactions, which could have a material adverse effect on our financial condition and results of operations.
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
Growth in our commercial real estate loan portfolio over the past several years, and potential future growth, has resulted in, and may result in further, significant expense to implement risk management procedures and controls to effectively evaluate and monitor the portfolio. At December 31, 2023, commercial real estate loans, including owner-occupied, investor, and real estate construction loans, totaled $14.1 billion, or 43%, of our total loan portfolio. Commercial real estate loans generally involve a greater degree of credit risk than residential mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control. For example, emerging and evolving factors such as the shift to work-from-home or hybrid-work arrangements, changing consumer preferences (including for online shopping), changes in occupancy rates as a result of these and other trends have had, and in the future could have, a material effect on our borrowers’ ability to repay their loans.

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
•Old National’s announcement of new mergers, acquisitions, or other projects; and
•negative news about the Company, the banking industry generally, or the financial services industry generally.
Changes in interest rates could adversely affect Old National’s results of operations and financial condition. The monetary, tax and other policies of governmental agencies, including the Federal Reserve, have a significant impact on interest rates and overall financial market performance over which the Company has no control and which the Company may not be able to anticipate adequately.
The Federal Reserve raised benchmark interest rates throughout 2022 and 2023 and may continue to raise interest rates, or not reduce rates, in response to economic conditions, particularly inflationary pressures. Old National’s earnings depend substantially on Old National’s interest rate spread, which is the difference between (i) the rates Old National earns on loans, securities, and other earning assets and (ii) the interest rates Old National pays on deposits and other borrowings. These rates are highly sensitive to many factors beyond Old National’s control, including general economic conditions and the policies of various governmental and regulatory authorities. When market interest rates rise, such as during 2022 and 2023, Old National faces competitive pressure to increase the rates that Old National pays on deposits, which could result in a decrease of Old National’s net interest income. When market interest rates decline, Old National has experienced, and could in the future experience, fixed-rate loan prepayments and higher investment portfolio cash flows, resulting in a lower yield on earning assets. Sharp fluctuations in interest rates could exacerbate these risks. Old National’s earnings can also be impacted by the spread between short-term and long-term market interest rates.

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
The Company’s liquidity and ability to fund loan demand and operate its business could be materially adversely affected by a variety of conditions and factors, including financial and credit market disruptions and volatility or a lack of market or customer confidence in banks or other financial intermediaries or financial markets in general, which may result in a loss of customer deposits or outflows of cash or collateral and/or ability to access capital markets on favorable terms. As we and other regional banking organizations experienced in 2023, the failure of other financial institutions may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed “too big to fail” or remove deposits from the banking system entirely. Negative news about the Company, banks, other financial intermediaries, or the financial services industry generally may reduce market or customer confidence in the Company, which could in turn materially adversely affect the Company’s liquidity and funding. Such reputational damage may result in the loss of customer deposits, the inability to sell or securitize loans or other assets, and downgrades in one or more of the Company’s credit ratings, and may also negatively affect the Company’s ability to access the capital markets. A downgrade in the Company’s credit ratings, which could result from general industry-wide or regulatory factors not solely related to the Company, could adversely affect the Company’s ability to borrow funds, including by raising the cost of borrowings substantially, and could cause creditors and business counterparties to raise collateral requirements or take other actions that could adversely affect Old National’s ability to raise capital. Many of the above conditions and factors may be caused by events over which Old National has little or no control. There can be no assurance that significant disruption and volatility in the financial markets will not occur in the future.
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
The credit rating agencies rating our indebtedness regularly evaluate Old National and Old National Bank. Credit ratings are based on a number of factors, including our financial strength and ability to generate earnings, as well as factors not entirely within our control, including conditions affecting the banking industry or financial services industry generally and the economy and changes in rating methodologies. There can be no assurance that we will maintain our current credit ratings. A downgrade of the credit ratings of Old National or Old National Bank could adversely affect our access to liquidity and capital, significantly increase our cost of funds, and decrease the number of investors and counterparties willing to lend to us or purchase our securities. This could affect our growth, profitability, and financial condition, including liquidity.
Unrealized losses in our securities portfolio could affect liquidity.
As market interest rates have increased, we have experienced unrealized losses on our available-for-sale securities portfolio. Unrealized losses related to available-for-sale securities are reflected in investment securities available-for-sale in our consolidated balance sheets and reduce the level of our book capital and tangible common equity. However, such unrealized losses do not affect our regulatory capital ratios. We actively monitor our available-for-sale securities portfolio and we do not currently anticipate the need to realize material losses from the sale of securities for liquidity purposes. Furthermore, we believe it is unlikely that we would be required to sell any such securities before recovery of their amortized cost bases, which may be at maturity. Nonetheless, if there are unrealized or realized losses in our securities portfolio, our access to liquidity sources could be adversely affected; tangible capital ratios may decline; the FHLB or other funding sources may reduce our borrowing capacity; or bank regulators may impose restrictions on us that impact the level of interest rates we may pay on deposits or our ability to access brokered deposits. Additionally, significant unrealized or realized losses could negatively impact market and/or customer perceptions of our company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits.
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
As our reliance on technology systems increases, including as a result of work-from-home arrangements, the potential risks of technology-related interruptions in our operations or the occurrence of cyber incidents also increases. Our technologies, systems, networks and our customers’ devices are periodically the target of cyberattacks and may be the target of future cyberattacks. Malicious actors may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information, including passwords and other identifying information, in order to gain access to data or our systems.
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

Pandemics, acts of war or terrorism, and other adverse external events could significantly affect Old National’s business.
Pandemics, acts of war, global military conflicts, or terrorism and other adverse external events, including severe weather and other natural disasters, could have a significant impact on the Company’s ability to conduct business. Such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. Although the Company has established disaster recovery plans and procedures, and monitors for significant environmental effects on its properties or its investments, the occurrence of any such event could have a material adverse effect on the Company.
Depending on the impact of pandemics, global military conflicts, or terrorism and other adverse external events on general economic and market conditions, consumer and corporate spending and investment and borrowing patterns, there is a risk that adverse conditions could occur, including supply chain disruptions; higher inflation; decreased demand for the Company’s products and services or those of its borrowers, which could increase credit risk; challenges related to maintaining sufficient qualified personnel due to labor shortages, talent attrition, employee illness, willingness to return to work; disruptions to business operations at the Company and at counterparties, vendors and other service providers.
To the extent that pandemics, acts of war, global military conflicts, or terrorism and other external events adversely affect Old National’s business, financial, liquidity, capital, or results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
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
Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, valuing an asset or liability, or recognizing or reducing a liability. Old National has established detailed policies and control procedures with respect to these critical accounting estimates. However, because of the uncertainty surrounding judgments and the estimates pertaining to these matters, Old National could be required to adjust accounting policies or restate prior period financial statements if those judgments and estimates prove to be incorrect. See “Item 7 — Critical Accounting Estimates” for a discussion of the Company’s critical accounting estimates.

Legal, Regulatory, and Compliance Risks
Old National operates in a highly regulated environment, and changes in laws and regulations to which Old National is subject may adversely affect Old National’s results of operations.
Old National operates in a highly regulated environment and is subject to extensive regulation, supervision, and examination by, among others, the OCC, the Federal Reserve, the FDIC, and the CFPB, and applicable state laws. Such regulation and supervision is primarily intended for the protection of the depositors and federal deposit insurance funds. In addition, the U.S. Department of the Treasury (the “U.S. Treasury”) has certain supervisory and oversight duties and responsibilities. See “Business – Supervision and Regulation” herein.
Our business is highly regulated and the laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change, and there have been significant revisions to the laws, rules, regulations, and supervisory guidance and policies applicable to banks and bank holding companies that have been enacted or proposed in recent years. In addition, we expect that we will remain subject to extensive regulation and supervision, and that the level of regulatory scrutiny may fluctuate over time, based on numerous factors, including the OCC’s heightened standards, when applicable to us, changes in U.S. presidential administrations or one or both houses of Congress and public sentiment regarding financial institutions (which can be influenced by scandals and other incidents that involve participants in the industry). We are unable to predict the form or nature of any future changes to the laws, rules, regulations, or supervisory guidance and policies, including the interpretation or implementation thereof. Changes to applicable laws, rules, regulations, and supervisory guidance and policies, including changes in interpretation or implementation thereof, have and could in the future subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with applicable laws, rules, regulations, and supervisory guidance and policies could result in enforcement and other legal actions by federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on our business, financial condition, and results of operations.
In addition, we anticipate increased regulatory scrutiny, in the course of routine examinations and otherwise, and new regulations in response to recent negative developments in the banking industry, which may increase our cost of doing business and reduce our profitability. Among other things, there may be increased focus by both regulators and investors on deposit composition, the level of uninsured deposits, brokered deposits, unrealized losses in securities portfolios, liquidity, commercial real estate loan composition and concentrations, and capital as well as general oversight and control of the foregoing. We could face increased scrutiny or be viewed as higher risk by regulators and/or the investor community, which could have a material adverse effect on our business, financial condition, and results of operations. See “Item 1 — Business — Supervision and Regulation” and Note 21 to the consolidated financial statements.
Fee revenues from overdraft protection programs may be subject to increased supervisory scrutiny.
In 2023, the Company collected $22.3 million in overdraft transaction fees. Members of Congress and the leadership of the OCC and CFPB have expressed a heightened interest in bank overdraft protection programs. On January 17, 2024, the CFPB proposed a rule that would significantly reform the regulatory framework governing overdraft practices applicable to banks such as Old National Bank that have more than $10 billion in assets. If adopted as proposed, the proposed rule would likely result in decreased revenue from overdraft transaction fees for Old National Bank. See “Business – Supervision and Regulation” herein for more information about this proposed rule. These actions are a component of the CFPB’s broader supervision and enforcement initiative targeting so-called consumer “junk fees.” In addition, the OCC has identified potential options for reform of national bank overdraft protection practices, including providing a grace period before the imposition of a fee, refraining from charging multiple fees in a single day and eliminating fees altogether.
In response to this increased congressional and regulatory scrutiny, and in anticipation of enhanced supervision and enforcement of overdraft protection practices in the future, certain banking organizations have modified their overdraft protection programs, including by discontinuing the imposition of overdraft transaction fees. These competitive pressures from our peers, as well as any adoption by our regulators of new rules or supervisory guidance or more aggressive examination and enforcement policies in respect of banks’ overdraft protection practices, could cause us to modify our program and practices in ways that may have a negative impact on our revenue and earnings, which, in turn, could have an adverse effect on our financial condition and results of operations. In addition, as supervisory expectations and industry practices regarding overdraft protection programs change, our continued offering of overdraft protection may result in negative public opinion and increased reputation risk.

We may incur fines, penalties and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations.
The financial services industry is subject to significant regulation and scrutiny from bank regulatory authorities in the examination process and aggressive enforcement of federal and state laws, rules, and regulations, particularly with respect to mortgage-related practices and other consumer compliance matters, and compliance with anti-money laundering, BSA and OFAC regulations, and economic sanctions against certain foreign countries and nationals. Enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. In addition, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there were systems and procedures designed to ensure compliance in place at the time. There have been a number of significant enforcement actions in recent years by regulators, state attorneys general and the U.S. Department of Justice against banks and other non-bank financial institutions with respect to anti-money laundering and sanctions laws, and some have resulted in substantial penalties including criminal pleas. Although the Company has adopted policies and procedures designed to comply with these laws, rules, and regulations, any failure to comply with these laws, rules, and regulations, or to maintain an adequate compliance program, could result in significant fines, penalties, lawsuits, regulatory sanctions, reputational damage, or restrictions on our business.
We have risk related to legal proceedings.
We are involved in judicial, regulatory, and arbitration proceedings concerning matters arising from our business activities and fiduciary responsibilities. We establish an accrual for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. We may still incur legal costs for a matter even if we have not established an accrual. In addition, the actual cost of resolving a legal claim may be substantially higher than any amounts accrued for that matter. The ultimate resolution of a pending or future proceeding, depending on the remedy sought and granted, could materially adversely affect our results of operations and financial condition.
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
If Old National fails to meet regulatory capital requirements, which may require heightened capital levels, we may be forced to raise capital or sell assets.
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
Old National is subject to federal and applicable state income tax laws and regulations. Income tax laws and regulations are often complex and require significant judgment in determining the Company’s effective tax rate and in evaluating the Company’s tax positions. Changes in tax laws, changes in interpretations, guidance or regulations currently in effect or that may be promulgated, or challenges to judgments or actions that the Company may take with respect to tax laws could negatively impact our current and future financial performance.

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
CYBERSECURITY RISK MANAGEMENT AND STRATEGY
Old National’s enterprise risk management program is designed to identify, assess, and mitigate various financial, operational, regulatory, legal, and reputational risks. Cybersecurity is a critical component of that program, especially in light of the significant, persistent, and ever-evolving cybersecurity risks facing us and other financial institutions. For further discussion of such risks, see the section entitled “Risk Factors” in Item 1A of this Form 10-K under the heading “Operational Risks.” Our objective is to maintain a robust cybersecurity program designed to protect the confidentiality, integrity and availability of our information systems and critical operational processes, including through identification of material information assets and systems, deployment of controls designed to protect against known cybersecurity threats, prompt detection of any cybersecurity threats that make it past our defenses, maintenance of documented, tested approaches for responding to cybersecurity threats and establishment of recovery techniques and technologies to promote resilience from any cybersecurity incidents.
As a result, the Company has developed and maintains an Information Security Program (“ISP”) and various related policies, standards, guidelines, and procedures, as a core part of its enterprise risk management program. The ISP establishes control requirements for addressing cybersecurity risks, defines stakeholder roles and responsibilities, and sets the foundation for the program’s importance within the Company. We structure our ISP around the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, regulatory guidance, and other industry standards. In alignment with recommendations from NIST and other relevant industry guidelines, the Company maintains a layered cybersecurity strategy based on prevention, detection, and response/mitigation. Internal and third-party contracted technical and procedural controls include, among others, the following types: preventative (including firewalls, end-point detection and response, data loss prevention, access controls, internal/external penetration testing); detective (such as security monitoring and event management); and responsive (including through business continuity plans and an enterprise-wide Cybersecurity Incident Response Program that is integrated into an overall enterprise incident response/crisis management program).
We continually review and seek enhancements to our cybersecurity programs and processes. The ISP is periodically reviewed by internal Company stakeholders and modified to respond to changing cybersecurity threats and conditions. We regularly test our layered defenses by performing simulations and tabletop exercises (including at a management level) and drills at both a technical level (including through penetration tests) and by review of our information security policies, practices and procedures with third-party consultants. Our ISP team monitors alerts and meets with business managers to discuss threat levels, emerging threats or trends, and available mitigation or remediation approaches and tools. The team also regularly collects and communicates to management relevant data on cybersecurity threats and risks, including through monthly cybersecurity scorecards on the status of and potential risks to key initiatives and controls, and conducts an enterprise-wide cybersecurity risk assessment at least annually.
In addition, we obtain inputs from industry and government associations, third-party benchmarking, and threat intelligence resources and updates. We leverage internal auditors and third-party consultants to periodically review the processes, systems, and controls underlying our ISP and assess their design, operating efficacy, and program maturity, as well as to make recommendations to enhance their currency and effectiveness.
The Company also maintains a Third-Party Risk Management (“TPRM”) program designed to identify, assess, and manage enterprise risks, including cybersecurity risks, inherent in or potentially associated with the Company’s external service providers and other third parties in its supply chain. TPRM leaders report into and operate under the supervision of our Corporate Risk Management department. The TPRM program seeks to build into the Company’s business processes an appropriate level of cybersecurity due diligence prior to engagement of, and during the relationship lifecycle with, third parties. We generally seek security-related confirmations from our third-party suppliers, including as to their adherence to appropriate information handling and asset management requirements and their provision to us of notifications in the event of any known or suspected cybersecurity incidents.
While we have no knowledge that we have experienced a cybersecurity incident that has had or is reasonably likely to have a material adverse impact on our operations or financial results as of the date of this Form 10-K, there can be no assurance that we will not encounter such an incident in the future, notwithstanding the cybersecurity measures and processes we have undertaken. Such incidents, whether or not successful, could result in our incurring significant costs related to, for example, remediating or restoring our internal systems or information, implementing additional threat protection measures, defending against litigation, responding to regulatory inquiries or actions, paying damages, providing customers with incentives to maintain a business relationship with us, or taking other remedial steps with respect to third parties, as well as incurring significant reputational harm. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, which could subject us to additional liability and reputational harm. Cybersecurity threats are expected to continue to be persistent and severe. For further discussion of such risks, see the section entitled “Risk Factors” in Item 1A of this Form 10-K under the heading “Operational Risks.”
CYBERSECURITY GOVERNANCE
The Company’s enterprise Information Security department is primarily responsible for monitoring and managing the Company’s ISP, under the supervision of Old National’s Chief Information Security Officer (“CISO”). The Information Security department’s responsibilities generally include cybersecurity risk assessment, identification and implementation of preventive measures, incident response, vulnerability assessment, threat intelligence, identity access governance, and business continuity and resilience.
Old National has adopted an enterprise risk strategy, including for cybersecurity risks, premised on three lines of defense. While the Company expects the responsibilities described in the prior paragraph to be performed, monitored, and managed on a day-to-day basis by a “first line of defense” vested in the responsible business or function, the CISO and Information Security department representatives, as a key part of the Company’s Enterprise Risk Management department, serve as a “second line of defense” on cybersecurity matters, providing guidance, oversight, separate monitoring, and testing confirmation or challenge of the first line’s activities. The second line of defense function is separated from the first line of defense function through our organizational structure, with the CISO and other Information Security department personnel reporting into the Company’s Chief Risk Officer (the “CRO”). The Company’s Internal Audit function provides a “third line of defense,” in terms of periodically auditing overall program controls and effectiveness, using internal auditors with experience in auditing information technology matters. Our Chief Audit Executive and Ethics Officer supervises our Internal Audit department and reports to the Company’s Chief Executive Officer, while also maintaining a direct reporting relationship with the Chair of the Audit Committee of the Company’s Board of Directors.
Old National’s Information Security Department includes information security professionals with a range of varying cybersecurity experience and education, many of whom have substantial experience assessing and managing cybersecurity initiatives and hold certain cybersecurity certifications. The Company’s CISO has extensive experience managing cybersecurity programs and assessing cybersecurity risks, with more than 30 years of experience in developing, managing, and testing information security and technology risk management programs. That includes over 13 years of experience in building and managing cybersecurity and technology risk programs for multi-national, Fortune 500 financial services firms, and over 10 years of experience building and managing information security consultancies specializing in cybersecurity program development and cybersecurity control testing. He is a frequent lecturer and author on information security and technology risk topics and maintains his Certified Information Security Manager (CISM) and Certified Data Privacy Solutions Engineer (CDPSE) certifications through the Information Systems Audit and Control Association, Inc. (ISACA).
Cybersecurity risks and updates are reported and discussed on a regular basis within various Old National and Old National Bank management committees that have operational business or information technology oversight or day-to-day implementation, monitoring, and governance responsibility for information security matters. Those include Old National Bank-level committees such as the Information Security and Technology Risk Management Committee (the “ISTRM”), the Risk Executive Committee, the Security Technology Council and the Cyber Threat Management Council. The ISTRM has direct oversight of the ISP. It is chaired by the CISO and meets regularly (generally monthly and no less than ten times per year) to review the ISP and related cybersecurity matters as outlined in its charter. Members of the ISTRM and the other referenced management committees include the CRO, the CISO, the Chief Information Officer, key senior business operating managers and functional leaders, and other representatives from the Company’s Information Security department. Coordination among these committees, and with other business management committees operating outside the auspice of the Company’s Information Security or Enterprise Risk departments, is intended to help Old National address information security questions in a consistent, coordinated fashion, maintain front-line visibility of the ISP, and promote compliance with Old National security policies and standards.
The Enterprise Risk Committee of the Company’s Board of Directors (the “Risk Committee”) is responsible for oversight of the Company’s enterprise-wide risks as set forth in its charter. That includes oversight of management’s actions designed to identify, assess, mitigate, and prevent or remediate material cybersecurity issues and risks, through the ISP and other activities. The CISO provides quarterly (or more frequent, as appropriate) reports to the Risk Committee and the Risk Executive Committee, along with periodic reporting to the full Board of Directors on the ISP, the ISTRM’s activities, key enterprise cybersecurity initiatives, and other matters relating to the Company’s cybersecurity profile and risks. The Risk Committee provides a report to the full Board of Directors at each regular Board meeting regarding the Risk Committee’s risk oversight activities, including those relating to cybersecurity, and the Company maintains procedures for the CRO and/or CISO to escalate significant cybersecurity matters to the Risk Committee, Executive Committee, and/or the full Board of Directors, as appropriate.
ITEM 2.    PROPERTIES
As of December 31, 2023, Old National and its affiliates operated a total of 258 banking centers located primarily throughout the Midwest region. Of these facilities, 134 were owned and 124 were leased from unaffiliated third parties. See Note 6 Leases to the consolidated financial statements included in Item 8 of Part II of this Form 10-K for additional information.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Old National’s Common Stock is traded on the NASDAQ under the ticker symbol “ONB.” There were 58,178 shareholders of record as of December 31, 2023. Old National did not sell any equity securities during 2023 that were not registered under the Securities Act of 1933.
The following table summarizes the monthly purchases of Common Stock made by Old National during the fourth quarter of 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
10/1/23 - 10/31/23	434	$14.47	—	$170,476,849
11/1/23 - 11/30/23	1,921	13.94	—	170,476,849
12/1/23 - 12/31/23	581	15.76	—	170,476,849
Total	2,936	$14.38	—	$170,476,849
(1)Consists of shares acquired pursuant to the Company’s share-based incentive programs. Under the terms of the Company’s share-based incentive programs, the Company accepts previously owned shares of common stock surrendered to satisfy tax withholding obligations associated with the vesting of restricted stock.
(2)On February 22, 2023, the Company issued a press release announcing that its Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $200 million of the Company’s outstanding shares of common stock, as conditions warrant, through February 29, 2024. The Company repurchased $29.5 million of its common stock under this program through December 31, 2023. On February 21, 2024, the Board of Directors approved a new stock repurchase program, under which the Company is authorized to repurchase up to $200 million of its outstanding common stock through February 28, 2025. This new stock repurchase program replaces the prior $200 million program.

The table below compares five-year cumulative total returns for our Common Stock to cumulative total returns of a broad-based equity market index and published industry indices. The comparison of shareholder returns (change in December year end stock price plus reinvested dividends) for each of the periods assumes that $100 was invested on December 31, 2018, in each of the common stock of the Company, the S&P 500 Index, the KBW NASDAQ Bank Index, and the KBW NASDAQ Regional Banking Index, with investment weighted on the basis of market capitalization.

Total Return Performance
250
200
150
100
50
Dollars
2018
2019
2020
2021
2022
2023
Old National Bancorp
S&P 500 Index
KBW NASDAQ Bank Index
KBW NASDAQ Regional Banking Index

Source: S&P Global Market Intelligence
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is an analysis generally discussing our results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, and financial condition as of December 31, 2023 and 2022. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes. This discussion contains forward-looking statements concerning our business. Readers are cautioned that, by their nature, forward-looking statements are based on estimates and assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from our expectations that are expressed or implied by any forward-looking statement. The discussion in Item 1A, “Risk Factors,” lists some of the factors that could cause our actual results to vary materially from those expressed or implied by any forward-looking statements, and such discussion is incorporated into this discussion by reference. For a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.
GENERAL OVERVIEW
Old National is incorporated in the state of Indiana and is the sixth largest commercial bank headquartered in the Midwest by asset size and ranks among the top 30 banking companies headquartered in the United States. The Company’s corporate headquarters and principal executive office are located in Evansville, Indiana with commercial and consumer banking operations headquartered in Chicago, Illinois. Through our wholly-owned banking subsidiary and non-bank affiliates, we provide a wide range of services primarily throughout the Midwest region and elsewhere, including commercial and consumer loan and depository services, as well as other traditional banking services, private banking, capital markets, brokerage, wealth management, trust, investment advisory, and other traditional banking services.
CORPORATE DEVELOPMENTS IN FISCAL 2023
During 2023, Old National successfully navigated a challenging interest rate environment, as well as industry-wide liquidity pressures to end the year with record full-year results. Our peer-leading deposit franchise, disciplined loan growth, strong credit quality, well-managed expenses, and dedicated team members who are committed to our clients and communities drove these outstanding results. Highlights experienced in 2023 included:
•net income applicable to common shareholders of $565.9 million, or $1.94 per diluted common share;
•growth in deposits of 6%;
•net interest income increase of $175.2 million, reflective of the higher rate environment and loan growth;
•disciplined loan growth of 6%;
•granular, low-cost deposit franchise; loan to deposit ratio of 89%;
•well-managed expenses; and
•stable credit metrics, including net charge-offs to average loans of 0.17%.
Our net interest income increased to $1.5 billion during 2023, compared to $1.3 billion in 2022 driven by the higher interest rate environment and loan growth. Provision for credit losses decreased compared to 2022, reflective of provision expense associated with the First Midwest merger in 2022. In addition, provision for credit losses for 2023 was impacted by higher net charge-offs, loan growth and macroeconomic factors. Noninterest income decreased from $399.8 million in 2022 to $333.3 million in 2023 primarily due to a $90.7 gain on the sale of health savings accounts in the fourth quarter of 2022, partially offset by a gain on sale of Visa Class B restricted shares totaling $21.6 million in the fourth quarter of 2023 and the full-period 2023 impact of the First Midwest merger which occurred in February of 2022. Noninterest expense decreased $11.9 million in 2023 compared to 2022. Noninterest expense in 2023 included $28.7 million of merger-related expenses, a $19.1 million FDIC special assessment, $4.4 million of contract termination charges, $3.4 million of expenses related to the Louisville tragedy, and $1.6 million for property optimization. Noninterest expense in 2022 included $120.9 million of merger-related expenses and $26.8 million for property optimization. Excluding these expenses, noninterest expense in 2023 increased $78.8 million, reflective of the additional operating costs associated with the full-period 2023 impact of the First Midwest merger, higher FDIC assessment expense, and marketing campaigns.
On October 26, 2023, Old National announced that it entered into a definitive merger agreement pursuant to which Old National will acquire CapStar and its wholly-owned subsidiary, CapStar Bank, in an all-stock transaction. As of September 30, 2023, CapStar had approximately $3.3 billion of total assets, $2.3 billion of total loans, and $2.8 billion of deposits. The definitive merger agreement has been approved by the Board of Directors of each company. The transaction is anticipated to close in the second quarter of 2024 subject to the approval of CapStar shareholders.
BUSINESS OUTLOOK
We enter 2024 cautiously optimistic as we believe we have positioned the balance sheet well approaching the end of this rate cycle with most of the work to achieve a neutral rate risk position behind us. Old National’s peer-leading deposit franchise adds value in any economic cycle, and we anticipate continued success in the execution of our deposit strategy, which allows us to compete for clients in the markets we serve. Deposit and organic loan growth remain top priorities for the Company as we continue to focus on full client relationships that align with our risk-adjusted return requirements. Old National’s credit quality remains strong as we continue to adhere to our disciplined underwriting process.
Our pending merger with CapStar is expected to expand our business to the highly dynamic markets of Nashville and broader Tennessee, as well as Asheville, North Carolina. This partnership will expand on our opportunities to acquire new clients and build on existing relationships associated within this footprint.
As we opportunistically execute on this partnership in 2024, we continue to focus on the fundamentals of basic banking, including loan and deposit growth, expansion of revenue-generating businesses, prudent capital deployment, and expense management to produce positive operating leverage and allow us to continue to create value for our shareholders and communities.

FINANCIAL HIGHLIGHTS
The following table sets forth certain financial highlights of Old National for the previous five quarters:

	Three Months Ended
(dollars and shares in thousands, except per share data)	December 31,	September 30,	June 30,	March 31,	December 31,
	2023	2023	2023	2023	2022
Income Statement:
Net interest income	$364,408	$375,086	$382,171	$381,488	$391,090
Taxable equivalent adjustment (1) (3)	6,100	5,837	5,825	5,666	5,378
Net interest income – taxable equivalent basis (3)	370,508	380,923	387,996	387,154	396,468
Provision (release) for credit losses	11,595	19,068	14,787	13,437	11,408
Noninterest income	100,094	80,938	81,629	70,681	165,037
Noninterest expense	284,235	244,776	246,584	250,711	282,675
Net income available to common shareholders	128,446	143,842	151,003	142,566	196,701
Per Common Share Data:
Weighted average diluted common shares	292,029	291,717	291,266	292,756	293,131
Net income (diluted)	$0.44	$0.49	$0.52	$0.49	$0.67
Cash dividends	0.14	0.14	0.14	$0.14	$0.14
Common dividend payout ratio (2)	32%	29%	27%	29%	21%
Book value	$18.18	$17.07	$17.25	$17.24	$16.68
Stock price	16.89	14.54	13.94	14.42	17.98
Tangible common book value (3)	11.00	9.87	10.03	9.98	9.42
Performance Ratios:
Return on average assets	1.09%	1.22%	1.29%	1.25%	1.74%
Return on average common equity	10.20	11.39	12.01	11.58	16.77
Return on average tangible common equity (3)	18.11	20.18	21.35	21.03	31.53
Net interest margin (3)	3.39	3.49	3.60	3.69	3.85
Efficiency ratio (3)	59.05	51.66	51.22	52.81	49.12
Net charge-offs to average loans	0.12	0.24	0.13	0.21	0.05
Allowance for credit losses on loans to ending loans	0.93	0.93	0.93	0.94	0.98
Allowance for credit losses (4) to ending loans	1.03	1.03	1.04	1.05	1.08
Non-performing loans to ending loans	0.83	0.80	0.91	0.74	0.81
Balance Sheet:
Total loans	$32,991,927	$32,577,834	$32,432,473	$31,822,374	$31,123,641
Total assets	49,089,836	49,059,448	48,496,755	47,842,644	46,763,372
Total deposits	37,235,180	37,252,676	36,231,315	34,917,792	35,000,830
Total borrowed funds	5,331,147	5,556,010	6,034,008	6,740,454	5,586,314
Total shareholders’ equity	5,562,900	5,239,537	5,292,095	5,277,426	5,128,595
Capital Ratios:
Risk-based capital ratios:
Tier 1 common equity	10.70%	10.41%	10.14%	9.98%	10.03%
Tier 1	11.35	11.06	10.79	10.64	10.71
Total	12.64	12.32	12.14	11.96	12.02
Leverage ratio (to average assets)	8.83	8.70	8.59	8.53	8.52
Total equity to assets (averages)	10.81	10.88	10.96	11.00	10.70
Tangible common equity to tangible assets (3)	6.85	6.15	6.33	6.37	6.18
Nonfinancial Data:
Full-time equivalent employees	3,940	3,981	4,021	4,023	3,967
Banking centers	258	257	256	256	263
(1)Calculated using the federal statutory tax rate in effect of 21% for all periods.
(2)Cash dividends per share divided by net income per share (basic).
(3)Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.
(4)Includes the allowance for credit losses on loans and unfunded loan commitments.

The following table sets forth certain financial highlights of Old National for the year-to-date periods:

	Years Ended December 31,
(dollars and shares in thousands, except per share data)	2023	2022
Income Statement:
Net interest income	$1,503,153	$1,327,936
Taxable equivalent adjustment (1) (3)	23,428	18,414
Net interest income – taxable equivalent basis (3)	1,526,581	1,346,350
Provision (release) for credit losses	58,887	144,799
Noninterest income	333,342	399,779
Noninterest expense	1,026,306	1,038,183
Net income available to common shareholders	565,857	414,169
Per Common Share Data:
Weighted average diluted common shares	291,855	276,688
Net income (diluted)	$1.94	$1.50
Cash dividends	$0.56	$0.56
Common dividend payout ratio (2)	29%	37%
Book value	$18.18	$16.68
Stock price	16.89	17.98
Tangible common book value (3)	11.00	9.42
Performance Ratios:
Return on average assets	1.21%	0.99%
Return on average common equity	11.29	8.92
Return on average tangible common equity (3)	20.15	16.34
Net interest margin (3)	3.54	3.47
Efficiency ratio (3)	53.70	57.97
Net charge-offs to average loans	0.17	0.06
Allowance for credit losses on loans to ending loans	0.93	0.98
Allowance for credit losses (4) to ending loans	1.03	1.08
Non-performing loans to ending loans	0.83	0.81
Balance Sheet:
Total loans	$32,991,927	$31,123,641
Total assets	49,089,836	46,763,372
Total deposits	37,235,180	35,000,830
Total borrowed funds	5,331,147	5,586,314
Total shareholders’ equity	5,562,900	5,128,595
Capital Ratios:
Risk-based capital ratios:
Tier 1 common equity	10.70%	10.03%
Tier 1	11.35	10.71
Total	12.64	12.02
Leverage ratio (to average assets)	8.83	8.52
Total equity to assets (averages)	10.91	11.23
Tangible common equity to tangible assets (3)	6.85	6.18
Nonfinancial Data:
Full-time equivalent employees	3,940	3,967
Banking centers	258	263
(1)Calculated using the federal statutory tax rate in effect of 21% for all periods.
(2)Cash dividends per share divided by net income per share (basic).
(3)Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.
(4)Includes the allowance for credit losses on loans and unfunded loan commitments.

NON-GAAP FINANCIAL MEASURES
The Company’s accounting and reporting policies conform to GAAP and general practices within the banking industry. As a supplement to GAAP, the Company provides non-GAAP performance results, which the Company believes are useful because they assist users of the financial statements in assessing the Company’s operating performance. Where non-GAAP financial measures are used, the comparable GAAP financial measure, as well as the reconciliation to the comparable GAAP financial measure, can be found in the following table.
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
In management’s view, tangible common equity measures are capital adequacy metrics that may be meaningful to the Company, as well as users of the financial statements, in assessing the Company’s use of equity and in facilitating comparisons with peers. These non-GAAP measures are valuable indicators of a financial institution’s capital strength since they eliminate intangible assets from shareholders’ equity and retain the effect of AOCI in shareholders’ equity.
Although intended to enhance understanding of the Company’s business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. In addition, these non-GAAP financial measures may differ from those used by other financial institutions to assess their business and performance. See the previously provided tables and the following reconciliations in the “Non-GAAP Reconciliations” section for details on the calculation of these measures to the extent presented herein.

The following table presents GAAP to non-GAAP reconciliations for the previous five quarters:

	Three Months Ended
(dollars and shares in thousands, except per share data)	December 31,	September 30,	June 30,	March 31,	December 31,
	2023	2023	2023	2023	2022
Tangible common book value:
Shareholders’ common equity	$5,319,181	$4,995,818	$5,048,376	$5,033,707	$4,884,876
Deduct: Goodwill and intangible assets	2,100,966	2,106,835	2,112,875	2,118,935	2,125,121
Tangible shareholders’ common equity (1)	$3,218,215	$2,888,983	$2,935,501	$2,914,772	$2,759,755
Period end common shares	292,655	292,586	292,597	291,922	292,903
Tangible common book value (1)	11.00	9.87	10.03	9.98	9.42
Return on average tangible common equity:
Net income applicable to common shares	$128,446	$143,842	$151,003	$142,566	$196,701
Add: Intangible amortization (net of tax) (2)	4,402	4,530	4,545	4,639	5,090
Tangible net income (1)	$132,848	$148,372	$155,548	$147,205	$201,791
Average shareholders’ common equity	$5,037,768	$5,050,353	$5,030,083	$4,922,469	$4,692,863
Deduct: Average goodwill and intangible assets	2,103,935	2,109,944	2,115,894	2,122,157	2,132,480
Average tangible shareholders’ common equity (1)	$2,933,833	$2,940,409	$2,914,189	$2,800,312	$2,560,383
Return on average tangible common equity (1)	18.11%	20.18%	21.35%	21.03%	31.53%
Net interest margin:
Net interest income	$364,408	$375,086	$382,171	$381,488	$391,090
Taxable equivalent adjustment	6,100	5,837	5,825	5,666	5,378
Net interest income – taxable equivalent basis (1)	$370,508	$380,923	$387,996	$387,154	$396,468
Average earning assets	$43,701,283	$43,617,456	$43,097,198	$41,941,913	$41,206,695
Net interest margin (1)	3.39%	3.49%	3.60%	3.69%	3.85%
Efficiency ratio:
Noninterest expense	$284,235	$244,776	$246,584	$250,711	$282,675
Deduct: Intangible amortization expense	5,869	6,040	6,060	6,186	6,787
Adjusted noninterest expense (1)	$278,366	$238,736	$240,524	$244,525	$275,888
Net interest income – taxable equivalent basis (1) (see above)	$370,508	$380,923	$387,996	$387,154	$396,468
Noninterest income	100,094	80,938	81,629	70,681	165,037
Deduct: Debt securities gains (losses), net	(825)	(241)	17	(5,216)	(173)
Adjusted total revenue (1)	$471,427	$462,102	$469,608	$463,051	$561,678
Efficiency ratio	59.05%	51.66%	51.22%	52.81%	49.12%
Tangible common equity to tangible assets:
Tangible shareholders’ equity (1) (see above)	$3,218,215	$2,888,983	$2,935,501	$2,914,772	$2,759,755
Assets	$49,089,836	$49,059,448	$48,496,755	$47,842,644	$46,763,372
Deduct: Goodwill and intangible assets	2,100,966	2,106,835	2,112,875	2,118,935	2,125,121
Tangible assets (1)	$46,988,870	$46,952,613	$46,383,880	$45,723,709	$44,638,251
Tangible common equity to tangible assets (1)	6.85%	6.15%	6.33%	6.37%	6.18%
(1)Represents a non-GAAP financial measure.
(2)Calculated using management’s estimate of the annual fully taxable equivalent rates (federal and state).

The following table presents GAAP to non-GAAP reconciliations for the year-to-date periods:

	Years Ended December 31,
(dollars and shares in thousands, except per share data)	2023	2022
Tangible common book value:
Shareholders’ common equity	$5,319,181	$4,884,876
Deduct: Goodwill and intangible assets	2,100,966	2,125,121
Tangible shareholders’ common equity (1)	$3,218,215	$2,759,755
Period end common shares	292,655	292,903
Tangible common book value (1)	11.00	9.42
Return on average tangible common equity:
Net income applicable to common shares	$565,857	$414,169
Add: Intangible amortization (net of tax) (2)	18,116	19,718
Tangible net income (1)	$583,973	$433,887
Average shareholders’ common equity	$5,010,594	$4,644,971
Deduct: Average goodwill and intangible assets	2,112,924	1,989,466
Average tangible shareholders’ common equity (1)	$2,897,670	$2,655,505
Return on average tangible common equity (1)	20.15%	16.34%
Net interest margin:
Net interest income	$1,503,153	$1,327,936
Taxable equivalent adjustment	23,428	18,414
Net interest income – taxable equivalent basis (1)	$1,526,581	$1,346,350
Average earning assets	$43,095,730	$38,751,786
Net interest margin (1)	3.54%	3.47%
Efficiency ratio:
Noninterest expense	$1,026,306	$1,038,183
Deduct: Intangible amortization expense	24,155	25,857
Adjusted noninterest expense (1)	$1,002,151	$1,012,326
Net interest income – taxable equivalent basis (1) (see above)	$1,526,581	$1,346,350
Noninterest income	333,342	399,779
Deduct: Debt securities gains (losses), net	(6,265)	(88)
Adjusted total revenue (1)	$1,866,188	$1,746,217
Efficiency ratio	53.70%	57.97%
Tangible common equity to tangible assets:
Tangible shareholders’ equity (1) (see above)	$3,218,215	$2,759,755
Assets	$49,089,836	$46,763,372
Deduct: Goodwill and intangible assets	2,100,966	2,125,121
Tangible assets (1)	$46,988,870	$44,638,251
Tangible common equity to tangible assets (1)	6.85%	6.18%
(1)Represents a non-GAAP financial measure.
(2)Calculated using management’s estimate of the annual fully taxable equivalent rates (federal and state).

RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National:

	Years Ended December 31,
(dollars in thousands, except per share data)	2023	2022	2021
Income Statement Summary:
Net interest income	$1,503,153	$1,327,936	$596,400
Provision (release) for credit losses	58,887	144,799	(29,622)
Noninterest income	333,342	399,779	214,219
Noninterest expense	1,026,306	1,038,183	501,379
Net income applicable to common shareholders	565,857	414,169	277,538
Net income per common share – diluted	1.94	1.50	1.67
Other Data:
Return on average common equity	11.29%	8.92%	9.26%
Return on average tangible common equity (1)	20.15%	16.34%	14.89%
Efficiency ratio (1)	53.70%	57.97%	59.75%
Efficiency ratio (prior presentation) (2)	N/A	N/A	59.65%
Tier 1 leverage ratio	8.83%	8.52%	8.59%
Net charge-offs (recoveries) to average loans	0.17%	0.06%	(0.03)%
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
Net Interest Income

Net interest income is the most significant component of our earnings, comprising 82% of 2023 revenues. Net interest income and net interest margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of interest-earning assets and interest-bearing liabilities.
Interest rates increased during 2023. The Federal Reserve’s Federal Funds range is currently in a target range of 5.25% to 5.50%, with the Effective Federal Funds Rate at 5.33% at December 31, 2023, and 4.33% at December 31, 2022. Management actively takes balance sheet restructuring, derivative, and deposit pricing actions to help mitigate interest rate risk. See the section of this Item 7 titled “Risk Management — Market Risk” for additional information regarding this risk.
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

	2023			2022			2021
(Taxable equivalent basis, dollars in thousands)	Average Balance	Income (1)/ Expense	Yield/ Rate	Average Balance	Income (1)/ Expense	Yield/ Rate	Average Balance	Income (1)/ Expense	Yield/ Rate
Earning Assets
Money market and other interest- earning investments	$826,453	$39,683	4.80%	$812,296	$2,814	0.35%	$450,158	$589	0.13%
Investment securities:
Treasury and government- sponsored agencies	2,322,792	84,771	3.65	2,290,229	47,932	2.09	1,573,855	24,209	1.54
Mortgage-backed securities	5,178,940	136,827	2.64	5,562,442	129,411	2.33	3,356,950	60,479	1.80
States and political subdivisions	1,749,722	57,847	3.31	1,805,433	57,688	3.20	1,548,939	50,115	3.24
Other securities	776,456	39,166	5.04	687,926	24,133	3.51	443,606	10,680	2.41
Total investment securities	10,027,910	318,611	3.18	10,346,030	259,164	2.50	6,923,350	145,483	2.10
Loans: (2)
Commercial	9,570,639	639,131	6.68	8,252,237	397,228	4.81	3,763,099	138,063	3.67
Commercial real estate	13,405,946	825,053	6.15	11,147,967	489,499	4.39	6,168,146	228,568	3.71
Residential real estate loans	6,646,684	243,646	3.67	5,622,901	201,637	3.59	2,269,989	83,578	3.68
Consumer	2,618,098	164,125	6.27	2,570,355	122,274	4.76	1,577,467	56,281	3.57
Total loans	32,241,367	1,871,955	5.81	27,593,460	1,210,638	4.39	13,778,701	506,490	3.68
Total earning assets	43,095,730	$2,230,249	5.18%	38,751,786	$1,472,616	3.80%	21,152,209	$652,562	3.09%
Less: Allowance for credit losses on loans	(302,486)			(261,534)			(117,436)
Non-Earning Assets
Cash and due from banks	413,569			355,391			256,860
Other assets	4,945,394			4,404,057			2,492,054
Total assets	$48,152,207			$43,249,700			$23,783,687
Interest-Bearing Liabilities
Checking and NOW accounts	$7,664,183	$94,263	1.23%	$8,104,844	$21,321	0.26%	$4,945,435	$2,065	0.04%
Savings accounts	5,638,766	14,941	0.26	6,342,697	3,367	0.05	3,648,019	2,003	0.05
Money market accounts	7,249,497	206,634	2.85	4,961,159	11,882	0.24	2,080,332	1,750	0.08
Time deposits, excluding brokered deposits	3,875,984	123,428	3.18	2,312,935	10,801	0.47	1,020,359	5,105	0.50
Brokered deposits	913,349	45,094	4.94	45,796	1,722	3.76	41,371	31	0.08
Total interest-bearing deposits	25,341,779	484,360	1.91	21,767,431	49,093	0.23	11,735,516	10,954	0.09
Federal funds purchased and interbank borrowings	229,386	11,412	4.98	151,243	5,021	3.32	1,113	—	—
Securities sold under agreements to repurchase	332,853	3,299	0.99	440,619	843	0.19	392,777	397	0.10
FHLB advances	4,568,964	161,860	3.54	2,986,006	51,524	1.73	1,902,407	21,075	1.11
Other borrowings	822,471	42,737	5.20	619,659	19,785	3.19	269,484	9,823	3.65
Total borrowed funds	5,953,674	219,308	3.68	4,197,527	77,173	1.84	2,565,781	31,295	1.22
Total interest-bearing liabilities	$31,295,453	$703,668	2.25%	$25,964,958	$126,266	0.49%	$14,301,297	$42,249	0.30%
Noninterest-Bearing Liabilities and Shareholders’ Equity
Demand deposits	10,633,806			11,750,306			6,163,937
Other liabilities	968,635			676,940			320,933
Shareholders’ equity	5,254,313			4,857,496			2,997,520
Total liabilities and shareholders’ equity	$48,152,207			$43,249,700			$23,783,687

Net interest income - taxable equivalent basis		$1,526,581	3.54%		$1,346,350	3.47%		$610,313	2.89%
Taxable equivalent adjustment		(23,428)			(18,414)			(13,913)
Net interest income (GAAP)		$1,503,153	3.49%		$1,327,936	3.43%		$596,400	2.82%
(1)Interest income is reflected on a fully taxable equivalent basis.
(2)Includes loans held-for-sale.

The following table presents fluctuations in taxable equivalent net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid for the years ended December 31.

	From 2022 to 2023			From 2021 to 2022
	Total	Attributed to		Total	Attributed to
(dollars in thousands)	Change (1)	Volume	Rate	Change (1)	Volume	Rate
Interest Income
Money market and other interest-earning investments	$36,869	$386	$36,483	$2,225	$865	$1,360
Investment securities (2)	59,447	(9,039)	68,486	113,681	78,830	34,851
Loans (3)	661,317	236,892	424,425	704,148	556,963	147,185
Total interest income	757,633	228,239	529,394	820,054	636,658	183,396
Interest Expense
Checking and NOW deposits	72,942	(3,411)	76,353	19,256	4,745	14,511
Savings deposits	11,574	(1,049)	12,623	1,364	1,299	65
Money market deposits	194,752	35,379	159,373	10,132	4,560	5,572
Time deposits, excluding brokered deposits	112,627	28,646	83,981	5,696	1,028	4,668
Brokered deposits	43,372	37,726	5,646	1,691	87	1,604
Federal funds purchased and interbank borrowings	6,391	3,237	3,154	5,021	2,492	2,529
Securities sold under agreements to repurchase	2,456	(637)	3,093	446	70	376
Federal Home Loan Bank advances	110,336	41,837	68,499	30,449	15,351	15,098
Other borrowings	22,952	8,484	14,468	9,962	11,972	(2,010)
Total interest expense	577,402	150,212	427,190	84,017	41,604	42,413
Net interest income	$180,231	$78,027	$102,204	$736,037	$595,054	$140,983
(1)    The variance not solely due to rate or volume is allocated equally between the rate and volume variance.
(2)    Interest on investment securities includes the effect of taxable equivalent adjustments of $11.5 million in 2023, $11.5 million in 2022, and $9.9 million in 2021; using the federal statutory tax rate in effect of 21%.
(3)    Interest on loans includes the effect of taxable equivalent adjustments of $11.9 million in 2023, $6.9 million in 2022, and $4.0 million, in 2021; using the federal statutory tax rate in effect of 21%.
Net interest income in 2023 increased compared to 2022 primarily due to higher rates on loans and investment securities, as well as loan growth, partially offset by higher balances and costs of average interest-bearing liabilities and lower accretion income. Accretion income associated with acquired loans and borrowings totaled $28.3 million in 2023, compared to $86.4 million in 2022.
The increase in the net interest margin on a fully taxable equivalent basis in 2023 when compared to 2022 was primarily due to higher yields on interest earning assets, substantially offset by higher costs of interest-bearing liabilities. The yield on average earning assets increased 138 basis points from 3.80% in 2022 to 5.18% in 2023 and the cost of interest-bearing liabilities increased 176 basis points from 0.49% in 2022 to 2.25% in 2023. Average earning assets increased by $4.3 billion, or 11%, primarily due to a $4.6 billion increase in loans. Average interest-bearing liabilities increased $5.3 billion, or 21%, primarily due to a $3.6 billion increase in interest-bearing deposits and a $1.6 billion increase in FHLB advances. Average noninterest-bearing deposits decreased by $1.1 billion.
The increase in average earning assets in 2023 compared to 2022 was primarily due to the full-year impact of the merger with First Midwest and strong loan growth. The loan portfolio, including loans held-for-sale, which generally has an average yield higher than the investment portfolio, was 75% of average interest earning assets in 2023, compared to 71% in 2022.
Average loans, including loans held-for-sale, increased $4.6 billion in 2023 compared to 2022 primarily due to the full-year impact of the First Midwest merger and strong organic loan growth.
Average investments decreased $318.1 million in 2023 compared to 2022 reflecting the utilization of cash flows from securities to fund loan growth.

Average non-interest-bearing deposits decreased $1.1 billion in 2023 compared to 2022 while average interest-bearing deposits increased $3.6 billion primarily due to the full-year impact of the First Midwest merger, a mix shift as a result of the current rate environment, and organic growth.
Average borrowed funds increased $1.8 billion in 2023 compared to 2022 primarily due to a $1.6 billion increase in FHLB advances.
Provision (Release) for Credit Losses
The following table details the components of provision (release) for credit losses:

	Years Ended December 31,			% Change From Prior Year
(dollars in thousands)	2023	2022	2021	2023	2022
Provision (release) for credit losses on loans	$59,849	$123,340	$(28,812)	(51.5)%	(528.1)%
Provision (release) for credit losses on unfunded loan commitments	(962)	21,309	(810)	(104.5)	N/M
Provision for credit losses on held-to- maturity securities	—	150	—	(100.0)	N/A
Total provision (release) for credit losses	$58,887	$144,799	$(29,622)	(59.3)%	(588.8)%

Net (charge-offs) recoveries on non-PCD loans	$(31,432)	$(4,911)	$4,765	540.0%	(203.1)%
Net (charge-offs) recoveries on PCD loans	(24,478)	(11,188)	—	118.8	N/A
Total net (charge-offs) recoveries on loans	$(55,910)	$(16,099)	$4,765	247.3%	(437.9)%
Net charge-offs (recoveries) to average loans	0.17%	0.06%	(0.03)%	183.3%	(300.0)%
Total provision for credit losses decreased $85.9 million in 2023 compared to 2022. The decrease was primarily due to $96.3 million to establish an allowance for credit losses on non-PCD loans acquired as well as $11.0 million for unfunded loan commitments acquired in the First Midwest merger in 2022. The decrease was partially offset by higher net charge-offs, loan growth, and macroeconomic factors. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, provision expense may be volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance. For additional information about non-performing loans, charge-offs, and additional items impacting the provision, refer to the “Risk Management – Credit Risk” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Noninterest Income
We generate revenues in the form of noninterest income through client fees, sales commissions, and gains and losses from our core banking franchise and other related businesses, such as wealth management, investment consulting, and investment products. This source of revenue as a percentage of total revenue was 18% in 2023 compared to 23% in 2022.
The following table details the components of noninterest income:

	Years Ended December 31,			% Change From Prior Year
(dollars in thousands)	2023	2022	2021	2023	2022
Wealth and investment services fees	$107,784	$100,851	$65,048	6.9%	55.0%
Service charges on deposit accounts	71,945	72,501	31,658	(0.8)	129.0
Debit card and ATM fees	42,153	40,227	23,766	4.8	69.3
Mortgage banking revenue	16,319	23,015	42,558	(29.1)	(45.9)
Capital markets income	24,419	25,986	21,997	(6.0)	18.1
Company-owned life insurance	15,397	14,564	10,589	5.7	37.5
Debt securities gains (losses), net	(6,265)	(88)	4,327	N/M	(102.0)
Gain on sale of Visa Class B restricted shares	21,635	—	—	N/A	N/A
Gain on sale of health savings accounts	—	90,673	—	(100.0)	N/A
Other income	39,955	32,050	14,276	24.7	124.5
Total noninterest income	$333,342	$399,779	$214,219	(16.6)%	86.6%
The decrease in noninterest income in 2023 compared to 2022 was primarily due to a $90.7 gain on the sale of health savings accounts in the fourth quarter of 2022, partially offset by a gain on sale of Visa Class B restricted shares totaling $21.6 million in the fourth quarter of 2023 and the full-period 2023 impact of the First Midwest merger which occurred in February of 2022.
Wealth and investment services fees increased $6.9 million in 2023 compared to 2022 primarily due to higher wealth management fees as a result of continued sales to new and existing customers as well as favorable market conditions. In addition, wealth and investment services fees increased due to the full-period 2023 impact of the First Midwest merger.
Service charges on deposit accounts decreased modestly in 2023 as a result of several enhancements to overdraft protection programs implemented in late 2022 to provide clients with more flexibility. The changes included the elimination of the non-sufficient fund (“NSF”) fee when an item is returned, among other modifications that benefit consumers. The impact of these enhancements was substantially offset by increased service charges on deposit accounts due to the full-period 2023 impact of the First Midwest merger.
Mortgage banking revenue decreased $6.7 million in 2023 compared to 2022 primarily due to the higher rate environment and lower gain on sale margins.
During the fourth quarter of 2023, the Company recognized a $21.6 million pre-tax gain on sale of Visa Class B restricted shares in noninterest income. Prior to the sale, the shares were carried at zero cost basis due to uncertainty surrounding the ability of the Company to transfer or otherwise liquidate the shares. At December 31, 2023, the Company does not hold any remaining Visa Class B restricted shares. See Note 20 to the consolidated financial statements for additional details on the Visa Class B restricted shares.
On November 18, 2022, Old National completed the sale of Old National’s business of acting as a qualified custodian for, and administering, health savings accounts. Old National served as custodian for health savings accounts comprised of both investment accounts and deposit accounts. At closing, the health savings accounts held in deposit accounts that were transferred totaled approximately $382 million and the transaction resulted in a $90.7 million pre-tax gain in 2022.
Other income increased $7.9 million in 2023 compared to 2022 primarily due to lower losses on equity securities reflecting improved market conditions, higher commercial loan fees, and higher card incentives.

Noninterest Expense
The following table details the components of noninterest expense:

	Years Ended December 31,			% Change From Prior Year
(dollars in thousands)	2023	2022	2021	2023	2022
Salaries and employee benefits	$546,364	$575,626	$284,098	(5.1)%	102.6%
Occupancy	106,676	100,421	54,834	6.2	83.1
Equipment	32,163	27,637	16,704	16.4	65.5
Marketing	39,511	32,264	12,684	22.5	154.4
Technology	80,343	84,865	47,047	(5.3)	80.4
Communication	16,980	18,846	10,073	(9.9)	87.1
Professional fees	27,335	39,046	20,077	(30.0)	94.5
FDIC assessment	56,730	19,332	6,059	193.5	219.1
Amortization of intangibles	24,155	25,857	11,336	(6.6)	128.1
Amortization of tax credit investments	15,367	10,961	6,770	40.2	61.9
Property optimization	1,559	26,818	—	(94.2)	N/A
Other expense	79,123	76,510	31,697	3.4	141.4
Total noninterest expense	$1,026,306	$1,038,183	$501,379	(1.1)%	107.1%
Noninterest expense decreased $11.9 million in 2023 compared to 2022. Noninterest expense in 2023 included $28.7 million of merger-related expenses, a $19.1 million FDIC special assessment, $4.4 million of contract termination charges, $3.4 million of expenses related to the Louisville tragedy, and $1.6 million for property optimization. Noninterest expense in 2022 included $120.9 million of merger-related expenses and $26.8 million for property optimization. Excluding these expenses, noninterest expense in 2023 increased $78.8 million, reflective of the additional operating costs associated with the full-period 2023 impact of the First Midwest merger which occurred in February of 2022, higher FDIC assessment expense, and marketing campaigns.
FDIC assessment expense increased $37.4 million in 2023 compared to 2022 due to a $19.1 million FDIC special assessment, as well as higher assessment rates and deposit balances. On November 16, 2023, the FDIC finalized a rule that imposes special assessments to recover the losses to the DIF resulting from the FDIC’s use, in March 2023, of the systemic risk exception to the least-cost resolution test under the Federal Deposit Insurance Act in connection with the receiverships of Silicon Valley Bank and Signature Bank. The FDIC estimated in approving the rule that those assessed losses total approximately $16.3 billion. The rule provides that this loss estimate will be periodically adjusted, which will affect the amount of the special assessment. Under the rule, the assessment base is the estimated uninsured deposits that an IDI reported in its December 31, 2022 Call Report, excluding the first $5 billion in estimated uninsured deposits. The special assessments will be collected at an annual rate of approximately 13.4 basis points per year (3.36 basis points per quarter) over eight quarters in 2024 and 2025, with the first assessment period beginning January 1, 2024. Because the estimated loss pursuant to the systemic risk determination will be periodically adjusted, the FDIC retains the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. In its December 31, 2022 Call Report, Old National Bank reported estimated uninsured deposits of approximately $12.0 billion. The total of the special assessments for Old National Bank is estimated at $19.1 million, and such amount was recorded as an expense in the year ending December 31, 2023.
Amortization of tax credit investments increased $4.4 million in 2023 compared to 2022. The recognition of tax credit amortization expense is contingent upon the successful completion of the rehabilitation of a historic building or completion of a solar project within the reporting period. Many factors including weather, labor availability, building regulations, inspections, and other unexpected construction delays related to a rehabilitation project can cause a project to exceed its estimated completion date. See Note 9 to the consolidated financial statements for additional information on our tax credit investments.
During the fourth quarter of 2022, Old National initiated certain property optimization actions that included the closure and consolidation of certain branches as well as other real estate repositioning across our footprint. These actions resulted in expenses totaling $26.8 million associated with valuation adjustments related to these locations in 2022.

Provision for Income Taxes
We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by a tax benefit from our tax credit investments and interest on tax-exempt securities and loans. The effective tax rate was 22.5% in 2023 compared to 21.4% in 2022. The higher effective tax rate in 2023 compared to 2022 reflected increases in pre-tax book income and non-deductible FDIC premiums combined with smaller increases in tax credits and tax-exempt income. See Note 15 to the consolidated financial statements for additional details on Old National’s income tax provision.
FINANCIAL CONDITION
Overview
At December 31, 2023, our assets were $49.1 billion, a $2.3 billion increase compared to $46.8 billion at December 31, 2022. The increase was driven by disciplined loan growth and higher cash balances funded through higher deposits.
Earning Assets
Our earning assets are comprised of investment securities, portfolio loans, loans held-for-sale, money market investments, interest earning accounts with the Federal Reserve, and equity securities. Earning assets were $43.9 billion at December 31, 2023, an increase of $2.3 billion compared to earning assets of $41.6 billion at December 31, 2022 driven primarily by loan growth.
Investment Securities
We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity based on fluctuating interest rates or changes in our funding requirements. During 2022, we transferred $3.0 billion of securities available-for-sale to held-to-maturity due to rising interest rates and related effects on the value of our investment securities.
The investment securities portfolio, including equity securities, was $10.2 billion at both December 31, 2023 and December 31, 2022. Investment securities represented 23% of earning assets at December 31, 2023, compared to 25% at December 31, 2022. As of December 31, 2023, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.
The investment securities available-for-sale portfolio had net unrealized losses of $869.5 million at December 31, 2023, compared to net unrealized losses of $844.4 million at December 31, 2022. The investment securities held-to-maturity portfolio had net unrealized losses of $412.3 million at December 31, 2023, compared to net unrealized losses of $445.5 million at December 31, 2022.
The investment securities available-for-sale portfolio including securities hedges had an effective duration of 4.24 at December 31, 2023, compared to 4.57 at December 31, 2022. The total investment securities portfolio had an effective duration of 5.35 at December 31, 2023, compared to 6.45 at December 31, 2022. Effective duration represents the percentage change in the fair value of the portfolio in response to a change in interest rates and is used to evaluate the portfolio’s price volatility at a single point in time. Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage. The weighted average yields on investment securities, on a taxable equivalent basis, were 3.18% in 2023 and 2.50% in 2022.
Loan Portfolio
We lend to commercial and commercial real estate clients in many diverse industries including real estate rental and leasing, manufacturing, healthcare, wholesale trade, construction, and agriculture, among others. Old National manages concentrations of credit exposure by industry, product, geography, client relationship, and loan size.

The following table presents the composition of the loan portfolio at December 31.

(dollars in thousands)	2023	2022
Commercial	$9,512,230	$9,508,904
Commercial real estate	14,140,629	12,457,070
Residential real estate	6,699,443	6,460,441
Consumer	2,639,625	2,697,226
Total loans	32,991,927	31,123,641
Allowance for credit losses on loans	(307,610)	(303,671)
Net loans	$32,684,317	$30,819,970
The following table presents the contractual maturity distribution and rate sensitivity of loans at December 31, 2023 and an analysis of these loans that have fixed and floating interest rates. The table does not take into account repricing or other forecast assumptions.

(dollars in thousands)	Within 1 Year	After 1 - 5 Years	After 5 - 15 Years	After 15 Years	Total	% of Total
Commercial
Interest rates:
Fixed	$222,764	$1,684,461	$1,080,123	$120,401	$3,107,749	33%
Floating	1,469,667	3,646,232	1,174,865	113,717	6,404,481	67
Total	$1,692,431	$5,330,693	$2,254,988	$234,118	$9,512,230	100%

Commercial Real Estate
Interest rates:
Fixed	$623,725	$3,422,934	$1,098,770	$70,694	$5,216,123	37%
Floating	1,538,046	5,216,453	2,065,194	104,813	8,924,506	63
Total	$2,161,771	$8,639,387	$3,163,964	$175,507	$14,140,629	100%

Residential Real Estate
Interest rates:
Fixed	$5,839	$1,607,311	$628,420	$3,619,213	$5,860,783	87%
Floating	63	1,452	26,913	810,232	838,660	13
Total	$5,902	$1,608,763	$655,333	$4,429,445	$6,699,443	100%

Consumer
Interest rates:
Fixed	$44,970	$963,056	$561,087	$23,037	$1,592,150	60%
Floating	31,335	157,871	73,347	784,922	1,047,475	40
Total	$76,305	$1,120,927	$634,434	$807,959	$2,639,625	100%
Commercial and Commercial Real Estate Loans
Commercial and commercial real estate loans are the largest classifications within earning assets, representing 54% at December 31, 2023, compared to 53% at December 31, 2022. At December 31, 2023, commercial and commercial real estate loans were $23.7 billion, an increase of $1.7 billion compared to December 31, 2022 driven by disciplined loan production that was well balanced across our market footprint and product lines, partially offset by commercial loan sales.

The following table provides detail on commercial loans by industry classification (as defined by the North American Industry Classification System) and by loan size at December 31.

	2023			2022
(dollars in thousands)	Outstanding	Exposure(1)	Nonaccrual	Outstanding	Exposure(1)	Nonaccrual
By Industry:
Manufacturing	$1,589,727	$2,734,935	$7,408	$1,757,907	$2,803,883	$2,464
Health care and social assistance	1,567,286	1,949,250	7,390	1,588,392	2,043,105	11,806
Wholesale trade	748,058	1,541,951	3,789	857,400	1,552,985	2,895
Real estate rental and leasing	686,008	1,035,073	700	642,511	962,549	1,135
Finance and insurance	637,630	966,842	1	484,532	858,391	17
Construction	554,312	1,437,025	2,040	556,913	1,307,582	1,517
Professional, scientific, and technical services	458,133	821,738	3,825	507,940	832,407	4,735
Transportation and warehousing	453,630	703,976	1,746	422,643	633,267	3,496
Accommodation and food services	389,591	503,990	705	399,915	512,025	596
Retail trade	345,944	620,308	5,273	332,367	538,135	7,386
Administrative and support and waste management and remediation services	321,018	487,359	347	315,785	446,655	13,860
Educational services	263,539	406,867	7	210,850	378,955	3,750
Agriculture, forestry, fishing, and hunting	255,811	392,098	415	261,355	382,376	996
Public administration	216,939	285,963	—	231,453	325,834	846
Other services	208,012	400,195	9,328	194,998	356,743	2,656
Other	816,592	1,111,030	1,537	743,943	1,122,409	739
Total	$9,512,230	$15,398,600	$44,511	$9,508,904	$15,057,301	$58,894

By Loan Size:
Less than $200,000	3%	3%	5%	3%	3%	3%
$200,000 to $1,000,000	11	10	20	11	11	20
$1,000,000 to $5,000,000	24	25	48	25	26	36
$5,000,000 to $10,000,000	16	16	7	15	15	24
$10,000,000 to $25,000,000	31	28	20	31	27	17
Greater than $25,000,000	15	18	—	15	18	—
Total	100%	100%	100%	100%	100%	100%
(1)    Includes unfunded loan commitments.
The following table provides detail on commercial real estate loans classified by property type at December 31.

	2023			2022
(dollars in thousands)	Outstanding	Exposure(1)	Nonaccrual	Outstanding	Exposure(1)	Nonaccrual
By Property Type:
Multifamily	$4,794,605	$6,422,311	$6,050	$4,188,137	$5,920,414	$13,749
Warehouse / Industrial	2,704,656	3,308,273	6,459	1,976,804	2,533,892	9,090
Office	1,948,430	2,112,157	58,111	1,813,007	1,979,272	13,728
Retail	1,886,233	1,958,254	29,823	1,808,041	1,895,345	18,155
Single family	450,560	476,946	3,187	515,390	615,216	7,022
Other (2)	2,356,145	2,771,345	57,162	2,155,691	2,667,780	61,977
Total	$14,140,629	$17,049,286	$160,792	$12,457,070	$15,611,919	$123,721
(1)    Includes unfunded loan commitments.
(2)    Other includes commercial development, agriculture real estate, hotels, self-storage, senior housing, land development, religion, and mixed-use properties.

The mix of properties securing the loans in our commercial real estate portfolio is balanced between owner-occupied and non-owner-occupied categories and is diverse in terms of type and geographic location, generally within the Company’s primary market area. Approximately 25% of the commercial real estate portfolio is owner-occupied as of December 31, 2023.
The Company actively reviews its broader loan portfolio in the normal course of business and has performed a targeted review of contractual maturities in its non-owner-occupied commercial real estate portfolio as part of its response to current market conditions to identify exposure to credit risk associated with renewals. At December 31, 2023, the Company held $435.2 million of non-owner-occupied commercial real estate, or 1.3% of total loans, that mature within 18 months with an interest rate below 4%.
Residential Real Estate Loans
Residential real estate loans held in our portfolio increased $239.0 million to $6.7 billion at December 31, 2023, compared to December 31, 2022. Future increases in interest rates could result in a decline in the level of refinancings and new originations of residential real estate loans.
Consumer Loans
Consumer loans, including automobile loans, personal, and home equity loans and lines of credit, decreased $57.6 million to $2.6 billion at December 31, 2023 compared to December 31, 2022. This decrease reflected lower direct loans, partially offset by higher home equity and indirect consumer loans.
Allowance for Credit Losses on Loans and Unfunded Loan Commitments
At December 31, 2023, the allowance for credit losses on loans was $307.6 million, compared to $303.7 million at December 31, 2022. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, provision expense may be volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.
We maintain an allowance for credit losses on unfunded loan commitments to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses on loans, modified to take into account the probability of a drawdown on the commitment. The allowance for credit losses on unfunded loan commitments is classified as a liability account on the balance sheet within accrued expenses and other liabilities, while the corresponding provision for unfunded loan commitments is included in the provision for credit losses. The allowance for credit losses on unfunded loan commitments totaled $31.2 million at December 31, 2023, compared to $32.2 million at December 31, 2022.
Additional information about our Allowance for Credit Losses is included in the “Risk Management – Credit Risk” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1 and 4 to the consolidated financial statements.

Funding
The following table summarizes Old National’s total funding, comprised of deposits and wholesale borrowings at December 31:

(dollars in thousands)	2023	2022	$ Change	% Change
Deposits:
Noninterest-bearing demand	$9,664,247	$11,930,798	$(2,266,551)	(19)%
Interest-bearing:
Checking and NOW	7,331,487	8,340,955	(1,009,468)	(12)%
Savings	5,099,186	6,326,158	(1,226,972)	(19)%
Money market	9,561,116	5,389,139	4,171,977	77%
Time deposits	5,579,144	3,013,780	2,565,364	85%
Total deposits	37,235,180	35,000,830	2,234,350	6%
Wholesale borrowings:
Federal funds purchased and interbank borrowings	390	581,489	(581,099)	(100)%
Securities sold under agreements to repurchase	285,206	432,804	(147,598)	(34)%
Federal Home Loan Bank advances	4,280,681	3,829,018	451,663	12%
Other borrowings	764,870	743,003	21,867	3%
Total wholesale borrowings	5,331,147	5,586,314	(255,167)	(5)%
Total funding	$42,566,327	$40,587,144	$1,979,183	5%
Noninterest-bearing demand deposits decreased $2.3 billion at December 31, 2023 compared to December 31, 2022 while interest-bearing deposits increased $4.5 billion reflecting a mix shift as a result of the rising rate environment during 2023 and organic growth. We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. Wholesale funding as a percentage of total funding was 13% at December 31, 2023, compared to 14% at December 31, 2022. See Notes 11, 12, and 13 to the consolidated financial statements for additional details on our financing activities.
At December 31, 2023, time deposits in excess of the FDIC insurance limit and estimated time deposits that are otherwise uninsured by maturity were as follows:

(dollars in thousands)	Individual Instruments in Denominations that Meet or Exceed the FDIC Insurance Limit	Estimated Aggregate Time Deposits that Meet or Exceed the FDIC Insurance Limit and Otherwise Uninsured Time Deposits
Three months or less	$658,589	$808,951
Over three through six months	455,280	899,880
Over six through 12 months	330,429	614,622
Over 12 months	71,659	233,458
Total	$1,515,957	$2,556,911
At December 31, 2023, the estimated amount of FDIC uninsured deposits for regulatory purposes was $17.1 billion.
Capital
Shareholders’ equity totaled $5.6 billion, or 11% of total assets, at December 31, 2023 and $5.1 billion, or 11% of total assets, at December 31, 2022. This increase was driven by retained earnings along with changes in unrealized gains (losses) on derivatives. These increases were partially offset by dividends and the repurchase of 1.8 million shares of Common Stock in 2023 under a stock repurchase plan that was approved by the Company’s Board of Directors, which reduced equity by $29.5 million. Old National’s Common Stock is traded on the NASDAQ under the symbol “ONB” with 58,178 shareholders of record at December 31, 2023.

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
Counterparty Exposure
Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation. We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry. Old National manages exposure to counterparty risk in connection with its derivatives transactions by generally engaging in transactions with counterparties having ratings of at least “A” by Standard & Poor’s Rating Service or “A2” by Moody’s Investors Service. There are provisions in our agreements with the counterparties that allow for certain unsecured credit exposure up to an agreed threshold. Exposures in excess of the agreed thresholds are collateralized. Total credit exposure is monitored by counterparty and managed within limits that management believes to be prudent. Old National’s net counterparty exposure was an asset of $22.0 million at December 31, 2023.
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
Asset Quality
Community-based lending personnel, along with region-based independent underwriting and analytic support staff, extend credit under guidelines established and administered by management and overseen by our Enterprise Risk Committee. This committee, which meets quarterly, is made up of independent outside directors. The committee monitors credit quality through its general review of information such as delinquencies, credit exposures, peer comparisons, problem loans, and charge-offs. In addition, the committee provides oversight of loan policy changes as recommended by management with the objective of maintaining an appropriate lending policy for the current lending environment.
We lend to commercial and commercial real estate clients in many diverse industries including, among others, real estate rental and leasing, manufacturing, healthcare, wholesale trade, construction, and agriculture. Old National manages concentrations of credit exposure by industry, product, geography, client relationship, and loan size. At December 31, 2023, our average commercial loan size was approximately $600,000 and our average commercial real estate loan size was approximately $1,400,000. In addition, while loans to lessors of residential and non-residential real estate exceed 10% of total loans, no individual sub-segment category within those broader categories reaches the 10% threshold. At December 31, 2023, we had minimal exposure to foreign borrowers and no sovereign debt. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily in the Midwest region.
The following table presents a summary of under-performing, criticized, and classified assets at December 31:

(dollars in thousands)	2023	2022
Total nonaccrual loans	$274,821	$238,178
TDRs still accruing (1)	N/A	15,313
Total past due loans (90 days or more and still accruing)	961	2,650
Foreclosed assets	9,434	10,845
Total under-performing assets	$285,216	$266,986
Classified loans (includes nonaccrual, TDRs still accruing, past due 90 days, and other problem loans)	$875,140	$745,485
Other classified assets (2)	48,930	24,735
Criticized loans	843,920	636,069
Total criticized and classified assets	$1,767,990	$1,406,289
Asset Quality Ratios:
Nonaccrual loans/total loans (3)	0.83%	0.77%
Non-performing loans/total loans (3) (4)	0.83	0.81
Under-performing assets/total loans (3)	0.86	0.86
Under-performing assets/total assets	0.58	0.57
Allowance for credit losses on loans/under-performing assets	107.85	113.74
Allowance for credit losses on loans/nonaccrual loans	111.93	127.50
(1)As a result of the adoption of ASU 2022-02 on January 1, 2023, the TDR classification is no longer applicable.
(2)Includes investment securities that fell below investment grade rating.
(3)Loans exclude loans held-for-sale.
(4)Non-performing loans include nonaccrual loans and TDRs still accruing for periods prior to January 1, 2023.
Under-performing assets increased to $285.2 million at December 31, 2023, compared to $267.0 million at December 31, 2022. Under-performing assets as a percentage of total loans were 0.86% at both December 31, 2023 and December 31, 2022.
Nonaccrual loans increased $36.6 million from December 31, 2022 to December 31, 2023 reflecting PCD loan migration in the commercial real estate portfolio. As a percentage of nonaccrual loans, the allowance for credit losses on loans was 111.93% at December 31, 2023, compared to 127.50% at December 31, 2022.
If nonaccrual and renegotiated loans outstanding at December 31, 2023 and 2022, respectively, had been accruing interest throughout the year in accordance with their original terms, interest income of approximately $13.4 million in 2023 and $7.9 million in 2022 would have been recorded on these loans. The amount of interest income actually recorded on nonaccrual and renegotiated loans was $5.0 million in 2023 and $5.1 million in 2022.
Total criticized and classified assets were $1.8 billion at December 31, 2023, an increase of $361.7 million from December 31, 2022 primarily due to higher criticized commercial and commercial real estate loans. Other classified assets include investment securities that fell below investment grade rating totaling $48.9 million at December 31, 2023, compared to $24.7 million at December 31, 2022.

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

	Statement Balance	Portfolio Segment Reclassifications	Portfolio Segment After Reclassifications

(dollars in thousands)
December 31, 2023
Commercial	$9,512,230	$(232,764)	$9,279,466
Commercial real estate	14,140,629	(169,058)	13,971,571
BBCC	N/A	401,822	401,822
Residential real estate	6,699,443	—	6,699,443
Consumer	2,639,625	(2,639,625)	N/A
Indirect	N/A	1,050,982	1,050,982
Direct	N/A	523,172	523,172
Home equity	N/A	1,065,471	1,065,471
Total	$32,991,927	$—	$32,991,927

December 31, 2022
Commercial	$9,508,904	$(210,280)	$9,298,624
Commercial real estate	12,457,070	(158,322)	12,298,748
BBCC	N/A	368,602	368,602
Residential real estate	6,460,441	—	6,460,441
Consumer	2,697,226	(2,697,226)	N/A
Indirect	N/A	1,034,257	1,034,257
Direct	N/A	629,186	629,186
Home equity	N/A	1,033,783	1,033,783
Total	$31,123,641	$—	$31,123,641

The following table details activity in our allowance for credit losses on loans for the years ended December 31:

(dollars in thousands)	2023	2022	2021
Beginning allowance for credit losses on loans	$303,671	$107,341	$131,388
Allowance established for acquired PCD loans	—	89,089	—
Loans charged-off:
Commercial	41,451	6,885	1,228
Commercial real estate	11,198	6,519	264
BBCC	1,650	85	144
Residential real estate	256	344	346
Indirect	2,948	2,525	1,087
Direct	10,517	10,799	1,159
Home equity	443	124	82
Total charge-offs	68,463	27,281	4,310
Recoveries on charged-off loans:
Commercial	4,172	4,610	791
Commercial real estate	2,417	1,095	4,403
BBCC	275	281	105
Residential real estate	1,268	760	339
Indirect	1,559	1,263	1,682
Direct	2,331	2,557	777
Home equity	531	616	978
Total recoveries	12,553	11,182	9,075
Net charge-offs (recoveries)	55,910	16,099	(4,765)
Provision (release) for credit losses on loans	59,849	123,340	(28,812)
Ending allowance for credit losses on loans	$307,610	$303,671	$107,341
Beginning allowance for credit losses on unfunded loan commitments	$32,188	$10,879	$11,689
Provision for credit losses on unfunded loan commitments acquired during the period	—	11,013	—
Provision (release) for provision for credit losses on unfunded loan commitments	(962)	10,296	(810)
Ending allowance for credit losses on unfunded loan commitments	$31,226	$32,188	$10,879
Allowance for credit losses	$338,836	$335,859	$118,220
Average loans for the year (1)	$32,233,020	$27,582,530	$13,766,590
Asset Quality Ratios:
Allowance for credit losses on loans/year-end loans (1)	0.93%	0.98%	0.79%
Allowance for credit losses on loans/average loans (1)	0.95	1.10	0.78
Allowance for credit losses/year-end loans (1)	1.03	1.08	0.87
Allowance for credit losses/average loans (1)	1.05	1.22	0.86
(1)Loans exclude loans held-for-sale.

The following table details net charge-offs to average loans outstanding by loan category for the years ended December 31:

(dollars in thousands)	2023	2022	2021
Commercial:
Net charge-offs (recoveries)	$37,279	$2,275	$437
Average loans for the year (1)	$9,338,940	$7,755,895	$3,553,527
Net charge-offs (recoveries)/average loans	0.40%	0.03%	0.01%
Commercial real estate:
Net charge-offs (recoveries)	$8,781	$5,424	$(4,139)
Average loans for the year	$13,248,587	$11,292,033	$6,022,408
Net charge-offs (recoveries)/average loans	0.07%	0.05%	(0.07)%
BBCC:
Net charge-offs (recoveries)	$1,375	$(196)	$39
Average loans for the year	$385,171	$352,276	$355,310
Net charge-offs (recoveries)/average loans	0.36%	(0.06)%	0.01%
Residential real estate:
Net charge-offs (recoveries)	$(1,012)	$(416)	$7
Average loans for the year (1)	$6,642,224	$5,618,883	$2,257,878
Net charge-offs (recoveries)/average loans	(0.02)%	(0.01)%	—%
Indirect:
Net charge-offs (recoveries)	$1,389	$1,262	$(595)
Average loans for the year	$1,013,560	$1,089,394	$879,525
Net charge-offs (recoveries)/average loans	0.14%	0.12%	(0.07)%
Direct:
Net charge-offs (recoveries)	$8,186	$8,242	$382
Average loans for the year	$568,345	$559,943	$150,620
Net charge-offs (recoveries)/average loans	1.44%	1.47%	0.25%
Home equity:
Net charge-offs (recoveries)	$(88)	$(492)	$(896)
Average loans for the year	$1,036,193	$921,018	$547,322
Net charge-offs (recoveries)/average loans	(0.01)%	(0.05)%	(0.16)%
Total loans:
Net charge-offs (recoveries)	$55,910	$16,099	$(4,765)
Average loans for the year (1)	$32,233,020	$27,589,442	$13,766,590
Net charge-offs (recoveries)/average loans	0.17%	0.06%	(0.03)%
(1)Average loans exclude loans held-for-sale.
The allowance for credit losses on loans was $307.6 million at December 31, 2023, compared to $303.7 million at December 31, 2022. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, provision expense may be volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.

The following table details the allowance for credit losses on loans by loan category and the percent of loans in each category compared to total loans at December 31.

	2023		2022
(dollars in thousands)	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans
Commercial	$118,333	28.1%	$120,612	29.9%
Commercial real estate	155,099	42.4	138,244	39.5
BBCC	2,887	1.2	2,431	1.2
Residential real estate	20,837	20.3	21,916	20.8
Indirect	1,236	3.2	1,532	3.3
Direct	3,169	1.6	12,116	2.0
Home equity	6,049	3.2	6,820	3.3
Total	$307,610	100.0%	$303,671	100.0%
We maintain an allowance for credit losses on unfunded loan commitments to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses on loans, modified to take into account the probability of a drawdown on the commitment. The allowance for credit losses on unfunded loan commitments is classified as a liability account on the balance sheet within accrued expenses and other liabilities, while the corresponding provision for unfunded loan commitments is included in the provision for credit losses. The allowance for credit losses on unfunded loan commitments totaled $31.2 million at December 31, 2023, compared to $32.2 million at December 31, 2022.
See the section entitled “Risk Factors” in Item 1A of this Form 10-K for further discussion of our credit risk.
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

A key element in our ongoing process is to measure and monitor interest rate risk using a model to quantify the likely impact of changing interest rates on Old National’s results of operations. The model quantifies the effects of various possible interest rate scenarios on projected net interest income. The model measures the impact on net interest income relative to a base case scenario over a two-year cumulative horizon resulting from an immediate change in interest rates using multiple rate scenarios. The base case scenario assumes that the balance sheet and interest rates are held at current levels. The model shows our projected net interest income sensitivity based on interest rate changes only and does not consider other forecast assumptions. Due to the dynamics of future interest rate expectations, we also measure and monitor interest rate risk using the forward curve, which may be a more probable scenario of our interest rate exposure. Presentation of the forward curve model is also included as of December 31, 2023.
The following table illustrates our projected net interest income sensitivity over a two-year cumulative horizon based on the asset/liability model as of December 31, 2023 and 2022:

	Immediate Rate Decrease			12/31/2023 Forward Curve		Immediate Rate Increase
(dollars in thousands)	-300 Basis Points	-200 Basis Points	-100 Basis Points		Base	+100 Basis Points	+200 Basis Points	+300 Basis Points
December 31, 2023
Projected interest income:
Money market, other interest earning investments, and investment securities	$697,457	$737,468	$790,456	$787,252	$846,761	$908,089	$968,265	$1,028,281
Loans	3,060,287	3,427,292	3,793,581	3,776,274	4,151,614	4,507,231	4,863,048	5,218,843
Total interest income	3,757,744	4,164,760	4,584,037	4,563,526	4,998,375	5,415,320	5,831,313	6,247,124
Projected interest expense:
Deposits	585,860	873,808	1,161,723	1,070,772	1,413,934	1,711,857	1,973,015	2,252,553
Borrowings	339,574	400,223	482,315	474,785	568,256	648,438	728,744	809,100
Total interest expense	925,434	1,274,031	1,644,038	1,545,557	1,982,190	2,360,295	2,701,759	3,061,653
Net interest income	$2,832,310	$2,890,729	$2,939,999	$3,017,969	$3,016,185	$3,055,025	$3,129,554	$3,185,471
Change from base	$(183,875)	$(125,456)	$(76,186)	$1,784		$38,840	$113,369	$169,286
% change from base	(6.10)%	(4.16)%	(2.53)%	0.06%		1.29%	3.76%	5.61%

		Immediate Rate Decrease			Immediate Rate Increase
		-200 Basis Points	-100 Basis Points	Base	+100 Basis Points	+200 Basis Points	+300 Basis Points
December 31, 2022
Projected interest income:
Money market, other interest earning investments, and investment securities		$620,880	$658,876	$698,965	$738,776	$778,162	$817,474
Loans		2,664,328	2,996,970	3,340,228	3,676,293	4,007,987	4,339,475
Total interest income		3,285,208	3,655,846	4,039,193	4,415,069	4,786,149	5,156,949
Projected interest expense:
Deposits		396,535	554,823	718,942	890,027	1,061,113	1,232,199
Borrowings		322,555	399,862	473,953	551,211	628,518	705,816
Total interest expense		719,090	954,685	1,192,895	1,441,238	1,689,631	1,938,015
Net interest income		$2,566,118	$2,701,161	$2,846,298	$2,973,831	$3,096,518	$3,218,934
Change from base		$(280,180)	$(145,137)		$127,533	$250,220	$372,636
% change from base		(9.84)%	(5.10)%		4.48%	8.79%	13.09%
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
We use cash flow and fair value hedges, primarily interest rate swaps, collars, and floors, to mitigate interest rate risk. Derivatives designated as hedging instruments were in a net asset position with a fair value gain of $4.5 million at December 31, 2023, compared to a net liability position with a fair value loss of $36.1 million at December 31, 2022. See Note 19 to the consolidated financial statements for further discussion of derivative financial instruments.
Liquidity Risk
Liquidity risk arises from the possibility that we may not be able to satisfy current or future financial commitments or may become unduly reliant on alternative funding sources. We establish liquidity risk guidelines that we review with the Enterprise Risk Committee of our Board of Directors and monitor through our Asset/Liability Executive Management Committee. The objective of liquidity management is to ensure we have the ability to fund balance sheet growth and meet deposit and debt obligations in a timely and cost-effective manner. Management monitors liquidity through a regular review of asset and liability maturities, funding sources, and loan and deposit forecasts. We maintain strategic and contingency liquidity plans to ensure sufficient available funding to satisfy requirements for balance sheet growth, to properly manage capital markets’ funding sources, and to address unexpected liquidity requirements. On May 31, 2023, we filed an automatic shelf registration statement with the SEC that permits us to issue an unspecified amount of debt or equity securities.
Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities, and prepayments of loans and mortgage-related securities are not as predictable as they are strongly influenced by interest rates, events at other banking organizations, the housing market, general and local economic conditions, and competition in the marketplace. We continually monitor marketplace trends to identify patterns that might improve the predictability of the timing of deposit flows or asset prepayments.
A maturity schedule for Old National Bank’s time deposits is shown in the following table at December 31, 2023.

(dollars in thousands)
Maturity Bucket	Amount	Rate
2024	$5,081,013	4.44%
2025	376,189	3.54
2026	66,853	1.05
2027	33,864	0.74
2028	14,416	1.44
2029 and beyond	6,809	1.14
Total	$5,579,144	4.30%
Our ability to acquire funding at competitive prices is influenced by rating agencies’ views of our credit quality, liquidity, capital, and earnings.
The credit ratings of Old National and Old National Bank at December 31, 2023 are shown in the following table.

Moody's Investors Service
	Long-term	Short-term
Old National	Baa1	N/A
Old National Bank	A1	P-1

Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well. At December 31, 2023, Old National and its subsidiaries had the following availability of liquid funds and borrowings:

(dollars in thousands)	Parent Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$284,294	$890,764
Unencumbered government-issued debt securities	—	746,944
Unencumbered investment grade municipal securities	—	77,866
Unencumbered corporate securities	—	49,128
Availability of borrowings (1):
Amount available from Federal Reserve discount window	—	885,714
Amount available from Federal Reserve Bank Term Funding Program (2)	—	1,339,659
Amount available from Federal Home Loan Bank	—	6,912,459
Total available funds	$284,294	$10,902,534
(1)Based on collateral pledged.
(2)The Federal Reserve Bank will cease making new loans under this program as scheduled on March 11, 2024.
Old National Bancorp has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows, and funds used for acquisitions. Old National Bancorp can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit, and through the issuance of debt securities. Additionally, Old National Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt and equity markets. At December 31, 2023, Old National Bancorp’s other borrowings outstanding were $479.8 million. Management believes the Company has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Federal banking laws regulate the amount of dividends that may be paid by Old National Bank to Old National Bancorp on an unconsolidated basis without obtaining prior regulatory approval. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years. Prior regulatory approval to pay dividends was not required in 2022 or 2023 and is not currently required. At December 31, 2023, Old National Bank could pay dividends of $670.4 million without prior regulatory approval and while maintaining capital levels above regulatory minimum and well-capitalized guidelines.
Operational Risk
Operational risk is the risk that inadequate information systems, operational issues, breaches in internal controls, information security breaches, fraud, or unforeseen catastrophes will result in unexpected losses and other adverse impacts to Old National, such as reputational harm. We maintain frameworks, programs, and internal controls to prevent or minimize financial loss from failure of systems, people, or processes. This includes specific programs and frameworks intended to prevent or limit the effects of cybersecurity risk including, but not limited to, cyber-attacks or other information security breaches that might allow unauthorized transactions or unauthorized access to client, team member, or company sensitive information. Metrics and measurements are used by our management team in the management of day-to-day operations to ensure effective client service, minimization of service disruptions, and oversight of cybersecurity risk. We continually monitor and internally report on weaknesses in the internal control environment; third party risks; privacy and data governance; cyber-attacks; information security or data breaches; damage to physical assets; employee and workplace safety; execution, delivery, and process management; external and internal fraud; model risk management; and other risks.
Compliance and Regulatory Risk
Compliance and regulatory risk is the risk that the Company violated or was not in compliance with applicable laws, rules, regulations, regulatory guidance and policies, industry standards, or ethical standards. Compliance with applicable regulatory requirements, internal policies and procedures, and ethical standards is not only the right thing to do, but it is embedded within our culture and mission to assist our clients in achieving financial success. Adherence to this belief is the responsibility of every employee, every day, in everything we do. It is Old National’s policy to comply with the letter and intent of all applicable regulatory requirements. Management, the first line of defense, is responsible for ensuring this expectation is met, with oversight from the second and third lines of defense, the risk and internal audit functions, respectively. Recognizing that inadvertent violations may occur, risk management activities are established to promptly identify, analyze, and, if necessary, remediate compliance and regulatory issues to limit compliance risk exposure.
Legal Risk
Legal risk generally results from unidentified or unmitigated risks that could result in lawsuits or adverse judgments that negatively affect the operations or financial condition of the Company. Business practices must be executed, as well as products and services delivered, in a manner that is compliant with applicable laws, rules, regulations, and agreements to which we are a party. Corporate governance practices must be compliant with applicable legal requirements and aligned with market practices. The Board of Directors expects that we will perform business in a manner compliant with applicable laws, rules, and regulations and expects issues to be identified, analyzed, and remediated in a timely and complete manner.
MATERIAL CONTRACTUAL OBLIGATIONS, COMMITMENTS, AND CONTINGENT LIABILITIES
The following table presents our material fixed and determinable contractual obligations and significant commitments at December 31, 2023. Further discussion of each obligation or commitment is included in the referenced note to the consolidated financial statements.

		Payments Due In
(dollars in thousands)	Note Reference	One Year or Less	Over One Year	Total
Deposits without stated maturity		$31,656,036	$—	$31,656,036
IRAs, consumer deposits, and brokered certificates of deposit	10	5,081,013	498,131	5,579,144
Securities sold under agreements to repurchase	11	285,206	—	285,206
Federal Home Loan Bank advances	12	125,243	4,155,438	4,280,681
Other borrowings	13	275,263	489,607	764,870
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
The Board of Directors, through an Audit Committee comprised solely of independent directors, oversees management’s discharge of its financial reporting responsibilities. The Audit Committee meets regularly with Old National’s independent registered public accounting firm, Deloitte & Touche LLP, and the managers of financial reporting, internal audit, and risk. During these meetings, the committee meets privately with the independent registered public accounting firm as well as with financial reporting and internal audit personnel to review accounting, auditing, and financial reporting matters. The appointment of the independent registered public accounting firm is made by the Audit Committee.
Our consolidated financial statements as of December 31, 2023 and for the year then ended have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, whose report appears in this annual report on Form 10-K. Our consolidated financial statements as of December 31, 2022 and for the years ended December 31, 2022 and 2021 have been audited by Crowe LLP, an independent registered public accounting firm, whose report also appears in this annual report on Form 10-K.
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
Old National’s management assessed the effectiveness of Old National’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on that assessment, Old National has concluded that, as of December 31, 2023, Old National’s internal control over financial reporting is effective. Old National’s independent registered public accounting firm has audited the effectiveness of Old National’s internal control over financial reporting as of December 31, 2023 as stated in their report, which is included in Part II, Item 9A of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Old National Bancorp
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Old National Bancorp and subsidiaries (“Old National") as of December 31, 2023, the related consolidated statements of income, comprehensive income (loss), shareholders' equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of Old National as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), Old National's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2024, expressed an unqualified opinion on Old National's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of Old National's management. Our responsibility is to express an opinion on Old National's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to Old National in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for Credit Losses on Loans (“ACL”) — Qualitative Factors — Refer to Note 1 and Note 4 of the Notes to Consolidated Financial Statements
Critical Audit Matter Description
Old National maintains the ACL as an estimate of expected credit losses over the expected contractual life of their loan portfolio. The methodology for estimating the amount of expected credit losses reported in the allowance for credit losses has two basic components: first, an asset-specific component involving individual loans that do not share risk characteristics with other loans and the measurement of expected credit losses for such individual loans; and second, a pooled component for estimated expected credit losses for pools of loans that share similar risk characteristics.
Old National utilizes a discounted cash flow (“DCF”) approach with probability of default (“PD”) methodology for pools of loans with similar risk characteristics. The PD regression models use combinations of variables to assess systematic and unsystematic risk. Variables used for unsystematic risk are borrower specific and help to gauge the risk of default from an individual borrower. Variables for systematic risk, risk inherent to all borrowers, come from the use of forward-looking economic forecasts. The LGD is defined as credit loss incurred when an obligor of the bank defaults.
Expected cash flows are created for each loan using reasonable and supportable forecasts and discounted using the loan’s effective yield. The discounted sum of expected cash flows is then compared to the amortized cost and any shortfall is recorded as a component of the ACL. The quantitative allowance is adjusted by qualitative factors. Qualitative factors include items such as changes in lending policies or procedures and economic uncertainty in forward-looking forecasts.
At December 31, 2023, the key qualitative factors included adjustments to the expected credit losses associated with risks in the current economic environment. These factors include the risk that certain macroeconomic forecasts such as unemployment, gross domestic product, housing product index, and the BBB ratio (BBB spread to the 10-year U.S. Treasury rate) prove to be more severe and/or prolonged than the baseline forecast due to a variety of factors including monetary actions to control inflation, global military conflicts, and global supply chain issues.
Considering the estimation and judgment in determining adjustments for such qualitative factors, our audit of the ACL and the related disclosures involved subjective judgments about the qualitative adjustments to the ACL.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the qualitative adjustments to the ACL included the following, among others:
•We tested the effectiveness of Old National’s controls over the qualitative adjustments to the ACL
•We assessed the reasonableness of, and evaluated support for, key qualitative adjustments based on external market data and loan portfolio performance metrics
•We tested the completeness and accuracy and evaluated the relevance of the key data used as inputs to the qualitative adjustment estimation process, including:
◦Portfolio segment loan balances and other borrower-specific data
◦Relevant macroeconomic indicators and data
•With the assistance of our credit specialists, we tested the mathematical accuracy of the ACL models used as the method for developing the qualitative adjustments

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 22, 2024

We have served as Old National’s auditor since 2023.

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Old National Bancorp
Evansville, Indiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Old National Bancorp (the “Company") as of December 31, 2022, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Crowe LLP

We served as the Company's auditor from 2005, which is the year the engagement letter was signed for the audit of the 2006 financial statements, through the filing of the 2022 Form 10-K, which was filed in February 2023.

Louisville, Kentucky
February 22, 2024

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars and shares in thousands, except per share data)	2023	2022
Assets
Cash and due from banks	$430,866	$453,432
Money market and other interest-earning investments	744,192	274,980
Total cash and cash equivalents	1,175,058	728,412
Equity securities, at fair value	80,372	52,507
Investment securities - available-for-sale, at fair value (amortized cost $7,684,889 and $7,772,603, respectively)	6,713,055	6,773,712
Investment securities - held-to-maturity, at amortized cost (fair value $2,601,188 and $2,643,682, respectively)	3,013,493	3,089,147
Federal Home Loan Bank/Federal Reserve Bank stock, at cost	365,588	314,168
Loans held-for-sale, at fair value	32,006	11,926
Loans:
Commercial	9,512,230	9,508,904
Commercial real estate	14,140,629	12,457,070
Residential real estate	6,699,443	6,460,441
Consumer	2,639,625	2,697,226
Total loans, net of unearned income	32,991,927	31,123,641
Allowance for credit losses on loans	(307,610)	(303,671)
Net loans	32,684,317	30,819,970
Premises and equipment, net	565,396	557,307
Goodwill	1,998,716	1,998,716
Other intangible assets	102,250	126,405
Company-owned life insurance	767,902	768,552
Accrued interest receivable and other assets	1,591,683	1,522,550
Total assets	$49,089,836	$46,763,372
Liabilities
Deposits:
Noninterest-bearing demand	$9,664,247	$11,930,798
Interest-bearing:
Checking and NOW	7,331,487	8,340,955
Savings	5,099,186	6,326,158
Money market	9,561,116	5,389,139
Time deposits	5,579,144	3,013,780
Total deposits	37,235,180	35,000,830
Federal funds purchased and interbank borrowings	390	581,489
Securities sold under agreements to repurchase	285,206	432,804
Federal Home Loan Bank advances	4,280,681	3,829,018
Other borrowings	764,870	743,003
Accrued expenses and other liabilities	960,609	1,047,633
Total liabilities	43,526,936	41,634,777
Commitments and contingencies (Note 20)
Shareholders’ Equity
Preferred stock, 2,000 shares authorized, 231 shares issued and outstanding	230,500	230,500
Common stock, no par value, $1.00 per share stated value, 600,000 shares authorized, 292,655 and 292,903 shares issued and outstanding, respectively	292,655	292,903
Capital surplus	4,159,924	4,174,265
Retained earnings	1,618,630	1,217,349
Accumulated other comprehensive income (loss), net of tax	(738,809)	(786,422)
Total shareholders’ equity	5,562,900	5,128,595
Total liabilities and shareholders’ equity	$49,089,836	$46,763,372
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(dollars and shares in thousands, except per share data)	2023	2022	2021
Interest Income
Loans including fees:
Taxable	$1,815,390	$1,177,816	$490,042
Nontaxable	44,687	25,931	12,392
Investment securities:
Taxable	263,210	204,004	98,031
Nontaxable	43,851	43,637	37,595
Money market and other interest-earning investments	39,683	2,814	589
Total interest income	2,206,821	1,454,202	638,649
Interest Expense
Deposits	484,360	49,093	10,954
Federal funds purchased and interbank borrowings	11,412	5,021	—
Securities sold under agreements to repurchase	3,299	843	397
Federal Home Loan Bank advances	161,860	51,524	21,075
Other borrowings	42,737	19,785	9,823
Total interest expense	703,668	126,266	42,249
Net interest income	1,503,153	1,327,936	596,400
Provision (release) for credit losses	58,887	144,799	(29,622)
Net interest income after provision (release) for credit losses	1,444,266	1,183,137	626,022
Noninterest Income
Wealth and investment services fees	107,784	100,851	65,048
Service charges on deposit accounts	71,945	72,501	31,658
Debit card and ATM fees	42,153	40,227	23,766
Mortgage banking revenue	16,319	23,015	42,558
Capital markets income	24,419	25,986	21,997
Company-owned life insurance	15,397	14,564	10,589
Debt securities gains (losses), net	(6,265)	(88)	4,327
Gain on sale of Visa Class B restricted shares	21,635	—	—
Gain on sale of health savings accounts	—	90,673	—
Other income	39,955	32,050	14,276
Total noninterest income	333,342	399,779	214,219
Noninterest Expense
Salaries and employee benefits	546,364	575,626	284,098
Occupancy	106,676	100,421	54,834
Equipment	32,163	27,637	16,704
Marketing	39,511	32,264	12,684
Technology	80,343	84,865	47,047
Communication	16,980	18,846	10,073
Professional fees	27,335	39,046	20,077
FDIC assessment	56,730	19,332	6,059
Amortization of intangibles	24,155	25,857	11,336
Amortization of tax credit investments	15,367	10,961	6,770
Property optimization	1,559	26,818	—
Other expense	79,123	76,510	31,697
Total noninterest expense	1,026,306	1,038,183	501,379
Income before income taxes	751,302	544,733	338,862
Income tax expense	169,310	116,446	61,324
Net income	581,992	428,287	277,538
Preferred dividends	(16,135)	(14,118)	—
Net income applicable to common shareholders	$565,857	$414,169	$277,538
Net income per common share - basic	$1.95	$1.51	$1.68
Net income per common share - diluted	1.94	1.50	1.67
Weighted average number of common shares outstanding - basic	290,748	275,179	165,178
Weighted average number of common shares outstanding - diluted	291,855	276,688	165,929
Dividends per common share	$0.56	$0.56	$0.56
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Net income	$581,992	$428,287	$277,538

Other comprehensive income (loss):

Change in debt securities available-for-sale:
Unrealized holding gains (losses) for the period	(31,355)	(1,004,054)	(187,955)
Reclassification for securities transferred to held-to-maturity	—	165,473	—
Reclassification adjustment for securities (gains) losses realized in income	6,265	88	(4,327)
Income tax effect	14,918	199,097	43,997
Unrealized gains (losses) on available-for-sale debt securities	(10,172)	(639,396)	(148,285)

Change in securities held-to-maturity:
Adjustment for securities transferred from available-for-sale	—	(165,473)	—
Amortization of unrealized losses on securities transferred from available-for-sale	21,239	16,612	—
Income tax effect	(4,047)	36,197	—
Changes from securities held-to-maturity	17,192	(112,664)	—

Change in hedges:
Net unrealized derivative gains (losses) on hedges	69,276	(45,132)	1,898
Reclassification adjustment for (gains) losses realized in net income	(15,067)	2,587	(4,605)
Income tax effect	(13,479)	10,453	666
Changes from hedges	40,730	(32,092)	(2,041)

Change in defined benefit pension plans:
Amortization of net (gains) losses recognized in income	(182)	139	239
Income tax effect	45	(34)	(59)
Changes from defined benefit pension plans	(137)	105	180
Other comprehensive income (loss), net of tax	47,613	(784,047)	(150,146)
Comprehensive income (loss)	$629,605	$(355,760)	$127,392
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2020	$—	$165,367	$1,875,626	$783,892	$147,771	$2,972,656
Net income	—	—	—	277,538	—	277,538
Other comprehensive income (loss)	—	—	—	—	(150,146)	(150,146)
Dividends - common stock ($0.56 per share)	—	—	—	(92,829)	—	(92,829)
Common stock issued	—	35	548	—	—	583
Common stock repurchased	—	(208)	(3,523)	—	—	(3,731)
Share-based compensation expense	—	—	7,497	—	—	7,497
Stock activity under incentive compensation plans	—	644	397	(591)	—	450
Balance, December 31, 2021	—	165,838	1,880,545	968,010	(2,375)	3,012,018
Net income	—	—	—	428,287	—	428,287
Other comprehensive income (loss)	—	—	—	—	(784,047)	(784,047)
First Midwest Bancorp, Inc. merger:
Issuance of common stock	—	129,365	2,316,947	—	—	2,446,312
Issuance of preferred stock, net of issuance costs	230,500	—	13,219	—	—	243,719
Cash dividends:
Common ($0.56 per share)	—	—	—	(163,505)	—	(163,505)
Preferred ($61.25 per share)	—	—	—	(14,118)	—	(14,118)
Common stock issued	—	52	757	—	—	809
Common stock repurchased	—	(3,960)	(67,222)	—	—	(71,182)
Share-based compensation expense	—	—	28,656	—	—	28,656
Stock activity under incentive compensation plans	—	1,608	1,363	(1,325)	—	1,646
Balance, December 31, 2022	230,500	292,903	4,174,265	1,217,349	(786,422)	5,128,595
Net income	—	—	—	581,992	—	581,992
Other comprehensive income (loss)	—	—	—	—	47,613	47,613
Cash dividends:
Common ($0.56 per share)	—	—	—	(163,895)	—	(163,895)
Preferred ($70.00 per share)	—	—	—	(16,135)	—	(16,135)
Common stock issued	—	75	1,001	—	—	1,076
Common stock repurchased	—	(2,640)	(41,668)	—	—	(44,308)
Share-based compensation expense	—	—	27,910	—	—	27,910
Stock activity under incentive compensation plans	—	2,317	(1,584)	(681)	—	52
Balance, December 31, 2023	$230,500	$292,655	$4,159,924	$1,618,630	$(738,809)	$5,562,900
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Cash Flows From Operating Activities
Net income	$581,992	$428,287	$277,538
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	38,180	36,436	27,276
Amortization of other intangible assets	24,155	25,857	11,336
Amortization of tax credit investments	15,367	10,961	6,770
Net premium amortization on investment securities	7,416	18,684	16,305
Accretion income related to acquired loans	(22,191)	(72,007)	(16,747)
Share-based compensation expense	27,910	28,656	7,497
Provision (release) for credit losses	58,887	144,799	(29,622)
Debt securities (gains) losses, net	6,265	88	(4,327)
Gain on sale of Visa Class B restricted shares	(21,635)	—	—
Gain on sale of health savings accounts	—	(90,673)	—
Net (gains) losses on sales of loans and other assets	(3,074)	13,114	(36,677)
Increase in cash surrender value of company-owned life insurance	(15,397)	(14,564)	(10,589)
Residential real estate loans originated for sale	(473,478)	(570,111)	(1,215,015)
Proceeds from sales of residential real estate loans	472,537	620,958	1,274,812
(Increase) decrease in interest receivable	(34,637)	(52,911)	1,198
(Increase) decrease in other assets	(66,070)	(40,518)	2,641
Increase (decrease) in accrued expenses and other liabilities	(79,885)	327,369	17,984
Net cash flows provided by (used in) operating activities	516,342	814,425	330,380
Cash Flows From Investing Activities
Cash received from merger, net	—	1,912,629	—
Sale of health savings accounts	—	(290,857)	—
Purchases of investment securities available-for-sale	(1,084,416)	(1,438,572)	(3,321,653)
Purchases of investment securities held-to-maturity	(1,941)	(170,675)	—
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	(99,158)	(147,394)	—
Purchases of equity securities	(28,408)	(6,348)	(11,000)
Proceeds from maturities, prepayments, and calls of investment securities available-for-sale	1,066,266	1,284,814	1,511,510
Proceeds from sales of investment securities available-for-sale	96,506	20,032	198,886
Proceeds from maturities, prepayments, and calls of investment securities held-to-maturity	94,511	83,962	—
Proceeds from sales of Federal Home Loan Bank/Federal Reserve Bank stock	47,738	108,698	58
Proceeds from sales of equity securities	24,636	53,029	544
Loan originations and payments, net	(2,673,593)	(3,071,765)	206,145
Proceeds from sales of commercial loans	757,593	—	—
Proceeds from company-owned life insurance death benefits	16,252	10,361	3,375
Proceeds from sale of premises and equipment and other assets	3,513	4,480	29,244
Purchases of premises and equipment and other assets	(38,375)	(37,901)	(48,692)
Net cash flows provided by (used in) investing activities	(1,818,876)	(1,685,507)	(1,431,583)
Cash Flows From Financing Activities
Net increase (decrease) in:
Deposits	2,234,350	(435,717)	1,531,742
Federal funds purchased and interbank borrowings	(581,099)	581,213	(890)
Securities sold under agreements to repurchase	(147,598)	(94,665)	(38,891)
Other borrowings	16,938	177,146	36,187
Payments for maturities of Federal Home Loan Bank advances	(2,250,149)	(2,102,506)	(146,505)
Payments for modification of Federal Home Loan Bank advances	—	—	(2,156)
Proceeds from Federal Home Loan Bank advances	2,700,000	2,900,000	50,000
Cash dividends paid	(180,030)	(177,623)	(92,829)
Common stock repurchased	(44,308)	(71,182)	(3,731)
Common stock issued	1,076	809	583
Net cash flows provided by (used in) financing activities	1,749,180	777,475	1,333,510
Net increase (decrease) in cash and cash equivalents	446,646	(93,607)	232,307
Cash and cash equivalents at beginning of period	728,412	822,019	589,712
Cash and cash equivalents at end of period	$1,175,058	$728,412	$822,019
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NATURE OF OPERATIONS
Old National Bancorp, the financial holding company of Old National Bank, our wholly-owned banking subsidiary, is headquartered in Evansville, Indiana with commercial and consumer banking operations headquartered in Chicago, Illinois. Through Old National Bank and non-bank affiliates, Old National Bancorp provides a wide range of services to its clients throughout the Midwest region and elsewhere, including commercial and consumer loan and depository services, private banking, capital markets, brokerage, wealth management, trust, investment advisory, and other traditional banking services.
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
Available-for-sale securities in unrealized loss positions are evaluated at least quarterly to determine if a decline in fair value should be recorded through income or other comprehensive income (loss). For available-for-sale securities in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security, before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for-sale securities that do not meet the criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any decline in fair value that has not been recorded through an allowance for credit losses is recognized in other comprehensive income (loss), net of applicable taxes. Accrued interest receivable on the securities portfolio is excluded from the estimate of credit losses.
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
Loans Held-for-Sale
Loans that Old National has originated with an intent to sell are classified as loans held-for-sale and are recorded at fair value, determined individually, as of the balance sheet date. The loan’s fair value includes the servicing value of the loans as well as any accrued interest. Conventional mortgage production is sold with servicing rights retained. Certain loans, such as government guaranteed mortgage loans are sold on servicing released basis.
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
Any loans that are modified are reviewed by Old National to identify if a financial difficulty modification has occurred, which is when Old National modifies a loan related to a borrower experiencing financial difficulties. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. The modification of the terms of such loans includes one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date, a permanent reduction of the recorded investment of the loan, or an other-than-insignificant payment delay. The adoption of Accounting Standards Update (“ASU”) 2022-02 on January 1, 2023 eliminated the recognition and measurement of troubled debt restructurings (“TDRs”) and enhanced disclosures for modifications to loans related to borrowers experiencing financial difficulties.
Allowance for Credit Losses on Loans
Credit quality within the loans held for investment portfolio is continuously monitored by management and is reflected within the allowance for credit losses on loans. The allowance for credit losses is an estimate of expected losses inherent within the Company’s loans held for investment portfolio. Credit quality is assessed and monitored by evaluating various attributes and the results of those evaluations are utilized in underwriting new loans and in our process for estimating expected credit losses. The allowance for credit losses on loans held for investment is adjusted by a credit loss expense, which is reported in provision for credit losses, and reduced by the charge-off of loan amounts, net of recoveries within the provision for credit losses. Accrued interest receivable is excluded from the estimate of credit losses. Old National has made a policy election to present accrued interest receivable separately on the balance sheet.

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
Loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type, term, and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If Old National later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. Changes in valuation allowances are reported with mortgage banking revenue on the income statement. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. Servicing fee income, which is reported on the income statement as mortgage banking revenue, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan, and are recorded as income when earned.
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
Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in noninterest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.
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
FDIC Special Assessment
On November 16, 2023, the FDIC finalized a rule that imposes special assessments to recover the losses to the Deposit Insurance Fund (“DIF”) resulting from the FDIC’s use, in March 2023, of the systemic risk exception to the least-cost resolution test under the Federal Deposit Insurance Act in connection with the receiverships of Silicon Valley Bank and Signature Bank. The FDIC estimated in approving the rule that those assessed losses total approximately $16.3 billion. The rule provides that this loss estimate will be periodically adjusted, which will affect the amount of the special assessment. Under the rule, the assessment base is the estimated uninsured deposits that an insured depository institution (“IDI”) reported in its December 31, 2022 Call Report, excluding the first $5 billion in estimated uninsured deposits. The special assessments will be collected at an annual rate of approximately 13.4 basis points per year (3.36 basis points per quarter) over eight quarters in 2024 and 2025, with the first assessment period beginning January 1, 2024. Because the estimated loss pursuant to the systemic risk determination will be periodically adjusted, the FDIC retains the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. In its December 31, 2022 Call Report, Old National Bank reported estimated uninsured deposits of approximately $12.0 billion. The Company expects the special assessments to be tax deductible. The total of the special assessments for Old National Bank is estimated at $19.1 million, and such amount was recorded within FDIC assessment expense in the year ending December 31, 2023.
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

When management’s intent is to hold the loan for the foreseeable future, the cash flows of that loan are presented as investing cash flows.
The following table summarizes supplemental cash flow information:

	Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Cash payments:
Interest	$666,121	$118,165	$42,196
Income taxes, net of refunds	190,303	66,109	31,875

Noncash Investing and Financing Activities:
Securities transferred from available-for-sale to held-to-maturity	—	2,986,736	—
Transfer of premises and equipment to assets held-for-sale	—	7,905	9,539
Operating lease right-of-use assets obtained in exchange for lease obligations	20,260	28,265	776
Finance lease right-of-use assets obtained in exchange for lease obligations	10,019	(966)	7,477
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
Wealth and investment services fees: Old National earns wealth management fees based upon asset custody and investment management services provided to individual and institutional customers. Most of these customers receive monthly or quarterly billings for services rendered based upon the market value of assets in custody. Fees that are transaction based are recognized at the point in time that the transaction is executed. Investment product fees are the commissions and fees received from third-party registered broker/dealers and investment advisers that provide those services to Old National customers. Old National acts as an agent in arranging the relationship between the customer and the third-party service provider. These fees are recognized monthly from the third-party broker based upon services already performed, net of the processing fees charged to Old National by the broker.
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
Impact of Accounting Changes

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
FASB ASC 326 – In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, to eliminate the TDR recognition and measurement guidance and, instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. The amendments require that an entity disclose current-period gross charge-offs by year of origination for financing receivables and net investment in leases within the vintage disclosures required by ASC 326. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of the provision in ASU 2022-02 related to the recognition and measurement of TDRs on a prospective basis on January 1, 2023 did not have a material impact on the consolidated financial statements.
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
The amendments in this ASU are effective March 12, 2020 through December 31, 2024. As of December 31, 2023, substantially all of the Company’s LIBOR exposure was remediated and remaining LIBOR-based contracts are expected to transition to alternate reference rates at their next index reset dates. Old National believes the adoption of this guidance on activities subsequent to December 31, 2023 will not have a material impact on the consolidated financial statements.
Accounting Guidance Pending Adoption
FASB ASC 820 – In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, to clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments in this update are effective for fiscal years beginning after

December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted. Old National does not expect the adoption of this guidance will have a material impact on the consolidated financial statements.
FASB ASC 323 – In March 2023, the FASB issued ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, which allows reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for all entities in any interim period. Old National does not expect the adoption of this guidance will have a material impact on the consolidated financial statements.
FASB ASC 280 – In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. A public entity should apply the amendments retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Old National is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.
FASB ASC 740 – In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Among other things, these amendments require that public business entities on an annual basis disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (loss) by the applicable statutory income tax rate). In addition, the ASU requires information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts are equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amendments in this ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. Old National is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.
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

As of December 31, 2022, Old National finalized its valuation of all assets acquired and liabilities assumed. The following table presents a summary of the assets acquired and liabilities assumed, net of the fair value adjustments and the fair value of consideration as of the merger date:

(dollars and shares in thousands)	February 15, 2022
Assets
Cash and cash equivalents	$1,912,629
Investment securities	3,526,278
FHLB/Federal Reserve Bank stock	106,097
Loans held-for-sale	13,809
Loans, net of allowance for credit losses	14,298,873
Premises and equipment	111,867
Operating lease right-of-use assets	129,698
Accrued interest receivable	53,502
Goodwill	961,722
Other intangible assets	117,584
Company-owned life insurance	301,025
Other assets	317,258
Total assets	$21,850,342
Liabilities
Deposits	$17,249,404
Securities sold under agreements to repurchase	135,194
Federal Home Loan Bank advances	1,158,623
Other borrowings	274,569
Accrued expenses and other liabilities	342,369
Total liabilities	$19,160,159
Fair value of consideration
Preferred stock	$243,870
Common stock (129,365 shares issued at $18.92 per share)	2,446,312
Total consideration	$2,690,182
Transaction and integrations costs totaling $28.7 million associated with the merger have been expensed in 2023, compared to $120.9 million of merger-related costs, $11.0 million of provision for credit losses on unfunded commitments, and $96.3 million of provision for credit losses on non-PCD loans acquired in the transaction in 2022. Additional transaction and integration costs will be expensed in future periods as incurred.
As a result of the merger, Old National assumed sponsorship of First Midwest’s defined benefit pension plan (the “Pension Plan”) under which both plan participation and benefit accruals had been previously frozen. The Pension Plan was terminated in November 2022, which included the settlement of benefit obligations associated with the Pension Plan. At December 31, 2023, there were no remaining Pension Plan assets. The fair value of Pension Plan assets was $16.6 million at December 31, 2022. Pension costs were not material in 2023 or 2022.
Pending Acquisition
CapStar Financial Holdings, Inc.
On October 26, 2023, Old National announced that it entered into a definitive merger agreement pursuant to which Old National will acquire CapStar Financial Holdings, Inc. (“CapStar”) and its wholly-owned subsidiary, CapStar Bank, in an all-stock transaction. This partnership transaction will strengthen Old National’s recently formed Nashville presence and add several new high-growth markets. As of September 30, 2023, CapStar had approximately $3.3 billion of total assets, $2.3 billion of total loans, and $2.8 billion of deposits. Under the terms of the merger agreement, each outstanding share of CapStar common stock will be converted into the right to receive 1.155 shares of Old National common stock, valuing the transaction at approximately $344.4 million, or $16.64 per share, based on Old National’s 30-day volume weighted average closing stock price ending October 25, 2023, the day prior to execution of the merger agreement. The transaction value is likely to change until closing due to fluctuations in the price of Old National common stock. The definitive merger agreement has been approved by the

Board of Directors of each company. The transaction is anticipated to close in the second quarter of 2024 subject to the approval of CapStar shareholders.
Divestitures
On November 18, 2022, Old National sold its business of acting as a qualified custodian for, and administering, health savings accounts. Old National served as custodian for health savings accounts comprised of both investment accounts and deposit accounts. At closing, the health savings accounts held in deposit accounts that were transferred totaled approximately $382 million and resulted in a $90.7 million pre-tax gain.
During the fourth quarter of 2022, Old National initiated certain property optimization actions that included the closure and consolidation of certain branches as well as other real estate repositioning across our footprint. These actions resulted in pre-tax charges of $26.8 million that are associated with valuation adjustments related to these locations and were recorded in noninterest expense.
NOTE 3 – INVESTMENT SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolios and the corresponding amounts of gross unrealized gains, unrealized losses, and basis adjustments in AOCI and gross unrecognized gains and losses.

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Basis Adjustments (1)	Fair Value
December 31, 2023
Available-for-Sale
U.S. Treasury	$449,817	$154	$(11,941)	$(41,297)	$396,733
U.S. government-sponsored entities and agencies	1,487,879	33	(192,717)	(63,931)	1,231,264
Mortgage-backed securities - Agency	4,835,319	3,093	(621,852)	—	4,216,560
States and political subdivisions	554,509	878	(23,057)	2,930	535,260
Pooled trust preferred securities	13,797	—	(2,460)	—	11,337
Other securities	343,568	449	(22,116)	—	321,901
Total available-for-sale securities	$7,684,889	$4,607	$(874,143)	$(102,298)	$6,713,055

Held-to-Maturity
U.S. government-sponsored entities and agencies	$825,953	$—	$(154,827)	$—	$671,126
Mortgage-backed securities - Agency	1,029,131	—	(147,137)	—	881,994
States and political subdivisions	1,158,559	1,800	(112,141)	—	1,048,218
Allowance for securities held-to-maturity	(150)	—	—	—	(150)
Total held-to-maturity securities	$3,013,493	$1,800	$(414,105)	$—	$2,601,188

December 31, 2022
Available-for-Sale
U.S. Treasury	$253,148	$5	$(5,189)	$(47,037)	$200,927
U.S. government-sponsored entities and agencies	1,451,736	—	(169,248)	(107,408)	1,175,080
Mortgage-backed securities - Agency	4,986,354	976	(617,428)	—	4,369,902
States and political subdivisions	688,159	1,789	(26,096)	—	663,852
Pooled trust preferred securities	13,783	—	(2,972)	—	10,811
Other securities	379,423	258	(26,541)	—	353,140
Total available-for-sale securities	$7,772,603	$3,028	$(847,474)	$(154,445)	$6,773,712

Held-to-Maturity
U.S. government-sponsored entities and agencies	$819,168	$—	$(162,810)	$—	$656,358
Mortgage-backed securities - Agency	1,106,817	—	(123,854)	—	982,963
States and political subdivisions	1,163,312	221	(159,022)	—	1,004,511
Allowance for securities held-to-maturity	(150)	—	—	—	(150)
Total held-to-maturity securities	$3,089,147	$221	$(445,686)	$—	$2,643,682
(1)    Basis adjustments represent the amount of fair value hedging adjustments included in the carrying amounts of fixed-rate investment securities assets designated in fair value hedging arrangements. See Note 19 to the consolidated financial statements for additional information regarding these derivative financial instruments.

Substantially all of the mortgage-backed securities in the investment portfolio are residential mortgage-backed securities.
Proceeds from sales or calls of available-for-sale investment securities and the resulting realized gains and realized losses were as follows:

	Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Proceeds	$154,339	$90,840	$357,704
Realized gains	1,006	531	4,505
Realized losses	(7,271)	(619)	(178)
Investment securities pledged to secure public and other funds had a carrying value of $8.4 billion at December 31, 2023 and $6.1 billion at December 31, 2022.
At December 31, 2023, Old National had a concentration of investment securities issued by Indiana and its political subdivisions. The only aggregate market value of the Company’s investment securities greater than 10% of shareholders’ equity were issued by Indiana and its political subdivisions totaling $600.9 million, which represented 10.8% of shareholders’ equity. Of the bonds issued by Indiana, 99.6% are rated “BBB+” or better, and the remaining 0.4% generally represent pre-refunded positions.
The table below shows the amortized cost and fair value of the investment securities portfolio by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yield is based on amortized cost.

	At December 31, 2023
(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Maturity
Available-for-Sale
Within one year	$378,992	$375,976	4.37%
One to five years	1,875,152	1,736,452	3.14%
Five to ten years	3,944,940	3,408,082	2.39%
Beyond ten years	1,485,805	1,192,545	2.60%
Total	$7,684,889	$6,713,055	2.71%
Held-to-Maturity
One to five years	$161,440	$134,333	2.65%
Five to ten years	1,183,893	1,040,925	2.66%
Beyond ten years	1,668,160	1,425,930	2.72%
Total	$3,013,493	$2,601,188	2.69%

The following table summarizes the available-for-sale investment securities with unrealized losses for which an allowance for credit losses has not been recorded by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023
Available-for-Sale
U.S. Treasury	$8,937	$(42)	$191,027	$(11,899)	$199,964	$(11,941)
U.S. government-sponsored entities and agencies	—	—	1,189,314	(192,717)	1,189,314	(192,717)
Mortgage-backed securities - Agency	90,145	(710)	3,835,552	(621,142)	3,925,697	(621,852)
States and political subdivisions	86,865	(495)	259,767	(22,562)	346,632	(23,057)
Pooled trust preferred securities	—	—	11,337	(2,460)	11,337	(2,460)
Other securities	39,032	(229)	255,888	(21,887)	294,920	(22,116)
Total available-for-sale	$224,979	$(1,476)	$5,742,885	$(872,667)	$5,967,864	$(874,143)

December 31, 2022
Available-for-Sale
U.S. Treasury	$130,967	$(3,264)	$66,992	$(1,925)	$197,959	$(5,189)
U.S. government-sponsored entities and agencies	454,854	(75,795)	720,226	(93,453)	1,175,080	(169,248)
Mortgage-backed securities - Agency	3,207,319	(358,507)	1,116,205	(258,921)	4,323,524	(617,428)
States and political subdivisions	414,813	(25,555)	2,703	(541)	417,516	(26,096)
Pooled trust preferred securities	—	—	10,811	(2,972)	10,811	(2,972)
Other securities	257,775	(17,045)	75,309	(9,496)	333,084	(26,541)
Total available-for-sale	$4,465,728	$(480,166)	$1,992,246	$(367,308)	$6,457,974	$(847,474)
The following table summarizes the held-to-maturity investment securities with unrecognized losses aggregated by major security type and length of time in a continuous loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
December 31, 2023
Held-to-Maturity
U.S. government-sponsored entities and agencies	$—	$—	$671,126	$(154,827)	$671,126	$(154,827)
Mortgage-backed securities - Agency	—	—	881,994	(147,137)	881,994	(147,137)
States and political subdivisions	—	—	977,154	(112,141)	977,154	(112,141)
Total held-to-maturity	$—	$—	$2,530,274	$(414,105)	$2,530,274	$(414,105)

December 31, 2022
Held-to-Maturity
U.S. government-sponsored entities and agencies	$354,293	$(110,523)	$302,066	$(52,287)	$656,359	$(162,810)
Mortgage-backed securities - Agency	367,849	(42,438)	615,114	(81,416)	982,963	(123,854)
States and political subdivisions	838,689	(127,355)	135,573	(31,667)	974,262	(159,022)
Total held-to-maturity	$1,560,831	$(280,316)	$1,052,753	$(165,370)	$2,613,584	$(445,686)
The unrecognized losses on held-to-maturity investment securities presented in the table above do not include unrecognized losses on securities that were transferred from available-for-sale to held-for-maturity totaling $127.6 million at December 31, 2023 and $148.9 million at December 31, 2022. These unrecognized losses are included as a separate component of shareholders’ equity and are being amortized over the remaining term of the securities.
No allowance for credit losses for available-for-sale debt securities was needed at December 31, 2023 or December 31, 2022.

An allowance on held-to-maturity debt securities is maintained for certain municipal bonds to account for expected lifetime credit losses. Substantially all of the U.S. government-sponsored entities and agencies and agency mortgage-backed securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. Therefore, for those securities, we do not record expected credit losses. The allowance for credit losses on held-to-maturity debt securities was $0.2 million at December 31, 2023 and December 31, 2022. Accrued interest receivable on securities portfolio is excluded from the estimate of credit losses and totaled $50.3 million at December 31, 2023 and $50.9 million at December 31, 2022.
At December 31, 2023, Old National’s securities portfolio consisted of 2,920 securities, 2,588 of which were in an unrealized loss position. The unrealized losses attributable to our U.S. Treasury, U.S. government-sponsored entities and agencies, agency mortgage-backed securities, states and political subdivisions, and other securities are the result of fluctuations in interest rates and market movements. Old National’s pooled trust preferred securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. At December 31, 2023, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.
Old National’s pooled trust preferred securities have experienced credit defaults. However, we believe that the value of the instruments lies in the full and timely interest payments that will be received through maturity, the steady amortization that will be experienced until maturity, and the full return of principal by the final maturity of the collateralized debt obligations. Old National did not recognize any losses on these securities for the years ended December 31, 2023 or December 31, 2022.
Equity Securities
Equity securities consist of mutual funds for Community Reinvestment Act qualified investments and diversified investment securities held in a grantor trust for participants in the Company’s nonqualified deferred compensation plan. Old National’s equity securities with readily determinable fair values totaled $80.4 million at December 31, 2023 and $52.5 million at December 31, 2022. There were gains on equity securities of $21.5 million during 2023, losses on equity securities of $4.9 million during 2022, and gains on equity securities of $0.2 million during 2021.
Alternative Investments
Old National has alternative investments without readily determinable fair values that are included in other assets totaling $449.3 million at December 31, 2023, consisting of $252.2 million of illiquid investments of partnerships, limited liability companies, and other ownership interests that support affordable housing and $197.1 million of economic development and community revitalization initiatives in low-to-moderate income neighborhoods. These alternative investments totaled $396.8 million at December 31, 2022. There were no impairments or adjustments on equity securities without readily determinable fair values, except for amortization of tax credit investments during 2023, 2022, and 2021.
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
In the ordinary course of business, Old National grants loans to certain executive officers and directors (collectively referred to as “related parties”). The aggregate amount of loans to related parties was not greater than 5% of the Company’s shareholders’ equity at December 31, 2023 or 2022.
Old National has loan participations, which qualify as participating interests, with other financial institutions. At December 31, 2023, these loans totaled $2.8 billion, of which $1.2 billion had been sold to other financial institutions and $1.6 billion was retained by Old National. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.
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

	Balance Sheet Line Item	Portfolio Segment Reclassifications	Portfolio Segment After Reclassifications

(dollars in thousands)
December 31, 2023
Commercial (1)	$9,512,230	$(232,764)	$9,279,466
Commercial real estate	14,140,629	(169,058)	13,971,571
BBCC	N/A	401,822	401,822
Residential real estate	6,699,443	—	6,699,443
Consumer	2,639,625	(2,639,625)	N/A
Indirect	N/A	1,050,982	1,050,982
Direct	N/A	523,172	523,172
Home equity	N/A	1,065,471	1,065,471
Total loans (2)	32,991,927	—	32,991,927
Allowance for credit losses on loans	(307,610)	—	(307,610)
Net loans	$32,684,317	$—	$32,684,317

December 31, 2022
Commercial (1)	$9,508,904	$(210,280)	$9,298,624
Commercial real estate	12,457,070	(158,322)	12,298,748
BBCC	N/A	368,602	368,602
Residential real estate	6,460,441	—	6,460,441
Consumer	2,697,226	(2,697,226)	N/A
Indirect	N/A	1,034,257	1,034,257
Direct	N/A	629,186	629,186
Home equity	N/A	1,033,783	1,033,783
Total loans (2)	31,123,641	—	31,123,641
Allowance for credit losses on loans	(303,671)	—	(303,671)
Net loans	$30,819,970	$—	$30,819,970
(1)    Includes direct finance leases of $169.7 million at December 31, 2023 and $188.1 million at December 31, 2022.
(2)    Includes unearned income of $93.7 million at December 31, 2023 and $126.7 million at December 31, 2022.

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

Commercial Real Estate
Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. The properties securing Old National’s commercial real estate portfolio are diverse in terms of type and geographic location. Management monitors and evaluates commercial real estate loans based on collateral, geography, and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner-occupied loans.
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
At 244%, Old National Bank’s applicable investor commercial real estate loans as a percentage of its risk-based capital remained below the regulatory guideline limit of 300% at December 31, 2023.
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
Indirect
Indirect loans are secured by automobile collateral, generally new and used cars and trucks from auto dealers that operate within our footprint. Old National typically mitigates the risk of indirect loans by establishing minimum FICO scores, maximum loan-to-value ratios, and maximum debt-to-income ratios. Repayment of these loans depends largely on the personal income of the borrowers, which can be affected by changes in economic conditions such as unemployment levels. Portfolio risk is mitigated by the fact that the loans are of smaller amounts spread over many borrowers and ongoing reviews of dealer relationships.
Direct
Direct loans are typically secured by collateral such as auto or real estate or are unsecured. Old National has established underwriting standards such as minimum FICO scores, maximum loan-to-value ratios, and maximum debt-to-income ratios. Repayment of these loans depends largely on the personal income of the borrowers, which can be affected by changes in economic conditions such as unemployment levels. Portfolio risk is mitigated by the fact that the loans are of smaller amounts spread over many borrowers.

Home Equity
Home equity loans are generally secured by 1-4 family residences that are owner-occupied. Old National has established underwriting standards such as minimum FICO scores, maximum loan-to-value ratios, and maximum debt-to-income ratios. Repayment of these loans depends largely on the personal income of the borrowers, which can be affected by changes in economic conditions such as unemployment levels. Portfolio risk is mitigated by the fact that the loans are of smaller amounts spread over many borrowers, along with monitoring of updated borrower credit scores.
Allowance for Credit Losses
Loans
Credit loss assumptions used when computing the level of expected credit losses are estimated using a model that categorizes loan pools based on loss history, delinquency status, and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. The base forecast scenario considers unemployment, gross domestic product, and the BBB ratio (BBB spread to the 10-year U.S. Treasury rate). In addition to the quantitative inputs, several qualitative factors are considered. These factors include the risk that unemployment, gross domestic product, housing product index, and the BBB ratio prove to be more severe and/or prolonged than our baseline forecast due to a variety of factors including monetary actions to control inflation, recent instability in the banking sector, global military conflicts, and global supply chain issues. Old National’s activity in the allowance for credit losses on loans by portfolio segment was as follows:

(dollars in thousands)	Balance at Beginning of Period	Allowance Established for Acquired PCD Loans	Charge-offs	Recoveries	Provision (Release) for Loan Losses	Balance at End of Period
Year Ended December 31, 2023
Commercial	$120,612	$—	$(41,451)	$4,172	$35,000	$118,333
Commercial real estate	138,244	—	(11,198)	2,417	25,636	155,099
BBCC	2,431	—	(1,650)	275	1,831	2,887
Residential real estate	21,916	—	(256)	1,268	(2,091)	20,837
Indirect	1,532	—	(2,948)	1,559	1,093	1,236
Direct	12,116	—	(10,517)	2,331	(761)	3,169
Home equity	6,820	—	(443)	531	(859)	6,049
Total	$303,671	$—	$(68,463)	$12,553	$59,849	$307,610

Year Ended December 31, 2022
Commercial	$27,232	$38,780	$(6,885)	$4,610	$56,875	$120,612
Commercial real estate	64,004	49,419	(6,519)	1,095	30,245	138,244
BBCC	2,458	—	(85)	281	(223)	2,431
Residential real estate	9,347	136	(344)	760	12,017	21,916
Indirect	1,743	—	(2,525)	1,263	1,051	1,532
Direct	528	31	(10,799)	2,557	19,799	12,116
Home equity	2,029	723	(124)	616	3,576	6,820
Total	$107,341	$89,089	$(27,281)	$11,182	$123,340	$303,671

Year Ended December 31, 2021
Commercial	$30,567	$—	$(1,228)	$791	$(2,898)	$27,232
Commercial real estate	75,810	—	(264)	4,403	(15,945)	64,004
BBCC	6,120	—	(144)	105	(3,623)	2,458
Residential real estate	12,608	—	(346)	339	(3,254)	9,347
Indirect	3,580	—	(1,087)	1,682	(2,432)	1,743
Direct	855	—	(1,159)	777	55	528
Home equity	1,848	—	(82)	978	(715)	2,029
Total	$131,388	$—	$(4,310)	$9,075	$(28,812)	$107,341

Accrued interest receivable on loans is excluded from the estimate of credit losses and totaled $169.8 million at December 31, 2023 and $137.7 million at December 31, 2022.
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

	Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Balance at beginning of period	$32,188	$10,879	$11,689
Provision for credit losses on unfunded loan commitments acquired during the period	—	11,013	—
Provision (release) for credit losses on unfunded loan commitments	(962)	10,296	(810)
Balance at end of period	$31,226	$32,188	$10,879
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

The following table summarizes the amortized cost of term loans by risk category of commercial, commercial real estate, and BBCC loans by loan portfolio segment, class of loan, and origination year:

	Origination Year							Revolving to Term
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving		Total
December 31, 2023
Commercial:
Risk Rating:
Pass	$1,826,289	$1,573,669	$985,964	$520,883	$450,911	$495,979	$2,051,985	$651,953	$8,557,633
Criticized	20,038	90,031	19,953	36,906	25,756	47,357	89,765	44,348	374,154
Classified:
Substandard	27,271	41,164	27,990	37,618	10,461	29,981	72,703	56,716	303,904
Nonaccrual	32	7,034	—	—	823	3,411	—	5,461	16,761
Doubtful	—	7,261	5,925	4,875	1,742	7,211	—	—	27,014
Total	$1,873,630	$1,719,159	$1,039,832	$600,282	$489,693	$583,939	$2,214,453	$758,478	$9,279,466

Commercial real estate:
Risk Rating:
Pass	$2,177,841	$3,515,702	$2,563,638	$1,576,044	$1,010,351	$1,161,119	$103,332	$960,386	$13,068,413
Criticized	69,648	69,946	68,708	27,059	52,107	95,896	3,893	64,730	451,987
Classified:
Substandard	26,638	56,423	21,401	28,983	61,186	49,558	—	48,760	292,949
Nonaccrual	—	21,919	10,706	1,975	1,634	8,632	—	1,400	46,266
Doubtful	5,360	429	30,897	2,306	37,777	35,187	—	—	111,956
Total	$2,279,487	$3,664,419	$2,695,350	$1,636,367	$1,163,055	$1,350,392	$107,225	$1,075,276	$13,971,571

BBCC:
Risk Rating:
Pass	$81,102	$64,583	$44,307	$38,086	$27,557	$19,028	$68,807	$33,361	$376,831
Criticized	—	—	857	700	1,001	349	2,144	12,728	17,779
Classified:
Substandard	436	193	252	—	—	604	15	1,006	2,506
Nonaccrual	—	—	482	—	4	1,105	—	1,402	2,993
Doubtful	302	727	254	286	60	84	—	—	1,713
Total	$81,840	$65,503	$46,152	$39,072	$28,622	$21,170	$70,966	$48,497	$401,822

	Origination Year							Revolving to Term
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving		Total
December 31, 2022
Commercial:
Risk Rating:
Pass	$2,388,618	$1,754,364	$796,340	$738,208	$362,986	$388,617	$1,988,763	$329,119	$8,747,015
Criticized	40,856	30,661	63,557	33,490	9,195	5,312	61,036	4,327	248,434
Classified:
Substandard	37,223	47,522	16,540	22,925	4,844	21,204	67,402	25,143	242,803
Nonaccrual	3,627	1,453	566	—	—	—	1,634	6,623	13,903
Doubtful	2,821	17,604	3,720	8,005	5,968	8,351	—	—	46,469
Total	$2,473,145	$1,851,604	$880,723	$802,628	$382,993	$423,484	$2,118,835	$365,212	$9,298,624

Commercial real estate:
Risk Rating:
Pass	$3,066,960	$2,828,758	$1,989,000	$1,219,025	$675,572	$1,018,719	$57,818	$689,553	$11,545,405
Criticized	75,306	34,422	22,569	82,637	86,504	56,864	—	23,282	381,584
Classified:
Substandard	46,231	16,928	24,319	78,468	57,824	21,591	—	4,108	249,469
Nonaccrual	3,151	9,541	5,014	—	2,312	22,155	—	3,257	45,430
Doubtful	1,934	38,386	10,011	4,605	1,523	20,401	—	—	76,860
Total	$3,193,582	$2,928,035	$2,050,913	$1,384,735	$823,735	$1,139,730	$57,818	$720,200	$12,298,748

BBCC:
Risk Rating:
Pass	$90,341	$64,161	$52,304	$36,868	$23,618	$11,333	$60,016	$18,881	$357,522
Criticized	1,504	525	368	692	353	—	1,006	1,603	6,051
Classified:
Substandard	811	143	—	421	—	—	543	682	2,600
Nonaccrual	42	37	118	—	429	284	—	639	1,549
Doubtful	40	107	439	157	64	73	—	—	880
Total	$92,738	$64,973	$53,229	$38,138	$24,464	$11,690	$61,565	$21,805	$368,602

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

	Origination Year							Revolving to Term
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving		Total
December 31, 2023
Residential real estate:
Performing	$453,743	$1,508,671	$1,836,078	$1,705,131	$430,783	$722,987	$—	$279	$6,657,672
Nonperforming	116	4,563	4,004	3,375	4,078	25,635	—	—	41,771
Total	$453,859	$1,513,234	$1,840,082	$1,708,506	$434,861	$748,622	$—	$279	$6,699,443

Indirect:
Performing	$393,369	$355,822	$162,735	$82,871	$37,967	$13,815	$—	$196	$1,046,775
Nonperforming	372	1,472	1,207	547	318	291	—	—	4,207
Total	$393,741	$357,294	$163,942	$83,418	$38,285	$14,106	$—	$196	$1,050,982

Direct:
Performing	$109,372	$90,310	$92,491	$48,387	$29,659	$67,129	$75,080	$4,852	$517,280
Nonperforming	67	531	517	560	210	3,872	124	11	5,892
Total	$109,439	$90,841	$93,008	$48,947	$29,869	$71,001	$75,204	$4,863	$523,172

Home equity:
Performing	$290	$164	$160	$140	$679	$4,483	$1,019,389	$23,918	$1,049,223
Nonperforming	—	310	328	404	741	4,327	2,844	7,294	16,248
Total	$290	$474	$488	$544	$1,420	$8,810	$1,022,233	$31,212	$1,065,471

	Origination Year							Revolving to Term
	2022	2021	2020	2019	2018	Prior	Revolving		Total
December 31, 2022
Residential real estate:
Performing	$1,327,168	$1,945,792	$1,825,762	$478,529	$136,260	$712,175	$7	$88	$6,425,781
Nonperforming	59	529	861	873	1,826	30,512	—	—	34,660
Total	$1,327,227	$1,946,321	$1,826,623	$479,402	$138,086	$742,687	$7	$88	$6,460,441

Indirect:
Performing	$504,410	$249,407	$144,265	$82,304	$31,484	$19,095	$—	$62	$1,031,027
Nonperforming	348	1,074	645	531	304	328	—	—	3,230
Total	$504,758	$250,481	$144,910	$82,835	$31,788	$19,423	$—	$62	$1,034,257

Direct:
Performing	$132,934	$164,126	$77,406	$57,919	$45,299	$59,212	$87,622	$671	$625,189
Nonperforming	115	851	614	205	327	1,526	5	354	3,997
Total	$133,049	$164,977	$78,020	$58,124	$45,626	$60,738	$87,627	$1,025	$629,186

Home equity:
Performing	$919	$896	$1,849	$1,497	$983	$11,646	$990,001	$14,792	$1,022,583
Nonperforming	166	160	166	446	794	4,308	1,698	3,462	11,200
Total	$1,085	$1,056	$2,015	$1,943	$1,777	$15,954	$991,699	$18,254	$1,033,783

The following table summarizes the gross charge-offs of loans by loan portfolio segment and origination year:

	Origination Year
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Year Ended December 31, 2023
Commercial	$—	$6,475	$24,022	$120	$7,245	$2,880	$709	$41,451
Commercial real estate	—	54	2,808	2,144	—	6,192	—	11,198
BBCC	670	548	362	70	—	—	—	1,650
Residential real estate	—	—	—	—	—	256	—	256
Indirect	271	1,447	787	159	152	132	—	2,948
Direct	173	1,899	2,367	746	1,207	543	3,582	10,517
Home equity	—	—	—	35	—	408	—	443
Total gross charge-offs	$1,114	$10,423	$30,346	$3,274	$8,604	$10,411	$4,291	$68,463
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
The following table presents the aging of the amortized cost basis in past due loans by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Current	Total Loans
December 31, 2023
Commercial	$16,128	$1,332	$4,861	$22,321	$9,257,145	$9,279,466
Commercial real estate	9,081	5,254	30,660	44,995	13,926,576	13,971,571
BBCC	1,368	134	977	2,479	399,343	401,822
Residential	12,358	367	15,249	27,974	6,671,469	6,699,443
Indirect	7,025	1,854	1,342	10,221	1,040,761	1,050,982
Direct	5,436	1,455	1,787	8,678	514,494	523,172
Home equity	7,791	2,347	6,659	16,797	1,048,674	1,065,471
Total	$59,187	$12,743	$61,535	$133,465	$32,858,462	$32,991,927

December 31, 2022
Commercial	$14,147	$4,801	$11,080	$30,028	$9,268,596	$9,298,624
Commercial real estate	47,240	1,312	32,892	81,444	12,217,304	12,298,748
BBCC	730	365	603	1,698	366,904	368,602
Residential	24,181	5,033	11,753	40,967	6,419,474	6,460,441
Indirect	6,302	2,118	958	9,378	1,024,879	1,034,257
Direct	5,404	2,118	1,928	9,450	619,736	629,186
Home equity	6,585	1,966	4,707	13,258	1,020,525	1,033,783
Total	$104,589	$17,713	$63,921	$186,223	$30,937,418	$31,123,641

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing by class of loan:

	December 31, 2023			December 31, 2022
(dollars in thousands)	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing
Commercial	$43,775	$13,143	$242	$60,372	$7,873	$152
Commercial real estate	158,222	24,507	585	122,290	33,445	—
BBCC	4,706	—	95	2,429	—	—
Residential	41,771	—	—	34,660	—	1,808
Indirect	4,207	—	8	3,230	—	28
Direct	5,892	—	31	3,997	—	133
Home equity	16,248	—	—	11,200	—	529
Total	$274,821	$37,650	$961	$238,178	$41,318	$2,650
Interest income recognized on nonaccrual loans was insignificant during the years ended December 31, 2023 and 2022.
When management determines that foreclosure is probable, expected credit losses for collateral dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. A loan is considered collateral dependent when the borrower is experiencing financial difficulty, and the loan is expected to be repaid substantially through the operation or sale of the collateral. The class of loan represents the primary collateral type associated with the loan. Significant quarter-over-quarter changes are reflective of changes in nonaccrual status and not necessarily associated with credit quality indicators like appraisal value. The following table presents the amortized cost basis of collateral dependent loans by class of loan:

	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Investment Securities/Cash	Auto	Other
December 31, 2023
Commercial	$14,303	$24,729	$2,577	$280	$328
Commercial Real Estate	146,425	—	1,167	—	6,107
BBCC	3,522	794	—	390	—
Residential	41,771	—	—	—	—
Indirect	—	—	—	4,207	—
Direct	4,727	1	3	366	29
Home equity	16,248	—	—	—	—
Total	$226,996	$25,524	$3,747	$5,243	$6,464

December 31, 2022
Commercial	$8,962	$42,754	$2,690	$1,611	$980
Commercial Real Estate	108,871	—	1,718	—	6,411
BBCC	1,939	478	—	12	—
Residential	34,660	—	—	—	—
Indirect	—	—	—	3,230	—
Direct	2,991	13	—	232	23
Home equity	11,200	—	—	—	—
Total	$168,623	$43,245	$4,408	$5,085	$7,414
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

The following table presents the amortized cost basis of financial difficulty modifications at December 31, 2023 that were modified during the year ended December 31, 2023 by class of loans and type of modification:

(dollars in thousands)	Term Extension	Total Class of Loans
Year Ended December 31, 2023
Commercial	$21,631	0.2%
Commercial real estate	121,529	0.9%
Total	$143,160	0.4%
Old National monitors the performance of financial difficulty modifications to understand the effectiveness of its efforts. The following table presents the performance of loans identified as financial difficulty modifications at December 31, 2023:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Current	Total Loans
December 31, 2023
Commercial	$—	$—	$—	$—	$21,631	$21,631
Commercial real estate	5,287	—	—	5,287	116,242	121,529
Total	$5,287	$—	$—	$5,287	$137,873	$143,160
The following table summarizes the nature of the financial difficulty modifications during the year ended December 31, 2023 by class of loans:

(dollars in thousands)	Weighted- Average Term Extension (in months)
Year Ended December 31, 2023
Commercial	6.1
Commercial real estate	8.6
Total	8.2
There were no material payment defaults on these loans subsequent to their modifications during the year ended December 31, 2023. At December 31, 2023, Old National had not committed to lend any material additional funds to the borrowers whose loans were modified due to financial difficulties.
NOTE 5 – PREMISES AND EQUIPMENT
The composition of premises and equipment was as follows:

	December 31,
(dollars in thousands)	2023	2022
Land	$91,568	$91,568
Buildings	453,234	419,596
Furniture, fixtures, and equipment	148,134	154,719
Leasehold improvements	85,187	69,412
Total	778,123	735,295
Accumulated depreciation	(212,727)	(177,988)
Premises and equipment, net	$565,396	$557,307
Depreciation expense was $38.2 million in 2023, $36.4 million in 2022, and $27.3 million in 2021.
Finance Leases
Old National leases certain banking center buildings and equipment under finance leases that are included in premises and equipment. See Notes 6 and 13 to the consolidated financial statements for detail regarding these leases.

NOTE 6 – LEASES
Old National determines if an arrangement is or contains a lease at contract inception. Operating leases are included in other assets and other liabilities in our consolidated balance sheets. Finance leases are included in premises and equipment and other borrowings in our consolidated balance sheets.
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
The components of lease expense were as follows:

	Affected Line Item in the Statement of Income	Years Ended December 31,
(dollars in thousands)		2023	2022	2021
Operating lease cost	Occupancy/Equipment expense	$31,175	$29,368	$12,336
Finance lease cost:
Amortization of right-of-use assets	Occupancy expense	2,921	2,672	2,356
Interest on lease liabilities	Interest expense	722	415	431
Sub-lease income	Occupancy expense	(387)	(448)	(438)
Total		$34,431	$32,007	$14,685

Supplemental balance sheet information related to leases was as follows:

	December 31,
(dollars in thousands)	2023	2022
Operating Leases
Operating lease right-of-use assets	$185,506	$189,714
Operating lease liabilities	204,960	211,964

Finance Leases
Premises and equipment, net	19,820	10,799
Other borrowings	20,955	13,469

Weighted-Average Remaining Lease Term (in Years)
Operating leases	8.5	9.1
Finance leases	10.5	7.2

Weighted-Average Discount Rate
Operating leases	3.04%	2.88%
Finance leases	3.90%	3.30%
Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$31,720	$30,340	$13,823
Operating cash flows from finance leases	722	415	431
Financing cash flows from finance leases	2,533	2,475	2,057
The following table presents a maturity analysis of the Company’s lease liability by lease classification at December 31, 2023:

(dollars in thousands)	Operating Leases	Finance Leases
2024	$31,199	$3,357
2025	30,703	3,380
2026	29,972	2,154
2027	29,038	2,158
2028	25,392	2,056
Thereafter	87,940	12,752
Total undiscounted lease payments	234,244	25,857
Amounts representing interest	(29,284)	(4,902)
Lease liability	$204,960	$20,955

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the changes in the carrying amount of goodwill:

	Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Balance at beginning of period	$1,998,716	$1,036,994	$1,036,994
Acquisitions and adjustments	—	961,722	—
Balance at end of period	$1,998,716	$1,998,716	$1,036,994

During 2022, Old National recorded $961.7 million of goodwill associated with the First Midwest merger. See Note 2 to the consolidated financial statements for additional detail regarding this transaction.
Old National performed the required annual goodwill impairment test as of August 31, 2023 and there was no impairment. No events or circumstances since the August 31, 2023 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.
The gross carrying amounts and accumulated amortization of other intangible assets were as follows:

(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
December 31, 2023
Core deposit	$143,511	$(72,940)	$70,571
Customer trust relationships	52,621	(20,942)	31,679
Total intangible assets	$196,132	$(93,882)	$102,250

December 31, 2022
Core deposit	$170,642	$(80,951)	$89,691
Customer trust relationships	56,243	(19,529)	36,714
Total intangible assets	$226,885	$(100,480)	$126,405
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
Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. No impairment charges were recorded in 2023, 2022, or 2021. Total amortization expense associated with intangible assets was $24.2 million in 2023, $25.9 million in 2022, and $11.3 million in 2021.
Estimated amortization expense for future years is as follows:

(dollars in thousands)
2024	$21,239
2025	18,358
2026	15,555
2027	12,867
2028	10,356
Thereafter	23,875
Total	$102,250

NOTE 8 – LOAN SERVICING RIGHTS
Loan servicing rights are included in other assets on the balance sheet. At December 31, 2023, loan servicing rights derived from mortgage loans sold with servicing retained totaled $35.8 million, compared to $37.3 million at December 31, 2022. Loans serviced for others are not reported as assets. The principal balance of mortgage loans serviced for others totaled $4.3 billion at both December 31, 2023 and December 31, 2022. Custodial escrow balances maintained in connection with serviced loans totaled $27.0 million at both December 31, 2023 and December 31, 2022.

The following table summarizes the carrying values and activity related to loan servicing rights and the related valuation allowance:

	Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Balance at beginning of period	$37,267	$30,085	$28,124
Additions (1)	3,657	13,080	11,759
Amortization	(5,135)	(5,898)	(9,798)
Balance before valuation allowance at end of period	35,789	37,267	30,085
Valuation allowance:
Balance at beginning of period	—	(46)	(1,407)
(Additions)/recoveries	—	46	1,361
Balance at end of period	—	—	(46)
Loan servicing rights, net	$35,789	$37,267	$30,039
(1)Additions in 2022 included loan servicing rights of $7.7 million acquired in the First Midwest merger on February 15, 2022.
At December 31, 2023, the fair value of servicing rights was $47.1 million, which was determined using a discount rate of 9% and a conditional prepayment rate of 10%. At December 31, 2022, the fair value of servicing rights was $48.4 million, which was determined using a discount rate of 9% and a conditional prepayment rate of 9%.
NOTE 9 – QUALIFIED AFFORDABLE HOUSING PROJECTS AND OTHER TAX CREDIT INVESTMENTS
Old National is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in other assets on the balance sheet, with any unfunded commitments included with other liabilities. As of December 31, 2023, Old National expects to recover its remaining investments through the use of the tax credits that are generated by the investments.
The following table summarizes Old National’s investments in qualified affordable housing projects and other tax credit investments:

(dollars in thousands)		December 31, 2023		December 31, 2022
Investment	Accounting Method	Investment	Unfunded Commitment (1)	Investment	Unfunded Commitment
LIHTC	Proportional amortization	$114,991	$75,981	$84,428	$55,754
FHTC	Equity	34,220	27,421	19,316	9,588
NMTC	Consolidation	47,727	—	51,912	—
Renewable Energy	Equity	201	—	1,099	—
Total		$197,139	$103,402	$156,755	$65,342
(1)All commitments will be paid by Old National by December 31, 2027.

The following table summarizes the amortization expense and tax benefit recognized for Old National’s qualified affordable housing projects and other tax credit investments:

(dollars in thousands)	Amortization Expense (1)	Tax Expense (Benefit) Recognized (2)
Year Ended December 31, 2023
LIHTC	$9,343	$(10,980)
FHTC	5,487	(6,186)
NMTC	8,982	(11,195)
Renewable Energy	898	—
Total	$24,710	$(28,361)

Year Ended December 31, 2022
LIHTC	$4,974	$(6,613)
FHTC	1,925	(2,227)
NMTC	8,197	(10,225)
Renewable Energy	839	—
Total	$15,935	$(19,065)

Year Ended December 31, 2021
LIHTC	$3,450	$(4,543)
FHTC	2,557	(2,884)
NMTC	2,887	(3,625)
Renewable Energy	1,326	(562)
Total	$10,220	$(11,614)
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
NOTE 10 – DEPOSITS
At December 31, 2023, the scheduled maturities of total time deposits were as follows:

(dollars in thousands)
Due in 2024	$5,081,013
Due in 2025	376,189
Due in 2026	66,853
Due in 2027	33,864
Due in 2028	14,416
Thereafter	6,809
Total	$5,579,144
The aggregate amount of time deposits in denominations that met or exceeded the FDIC insurance limit of $250,000 totaled $1.5 billion at December 31, 2023 and $793.4 million at December 31, 2022.

NOTE 11 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase are secured borrowings. Old National pledges investment securities to secure these borrowings. The following table presents securities sold under agreements to repurchase and related weighted-average interest rates for each of the years ended December 31:

(dollars in thousands)	2023	2022
Outstanding at year-end	$285,206	$432,804
Average amount outstanding	332,853	440,619
Maximum amount outstanding at any month-end	430,537	509,275
Weighted-average interest rate:
During year	0.99%	0.19%
End of year	3.64	1.31
The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At December 31, 2023
	Remaining Contractual Maturity of the Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 days	Total
Repurchase Agreements:
U.S. Treasury and agency securities	$285,206	$—	$—	$—	$285,206
Total	$285,206	$—	$—	$—	$285,206
The fair value of securities pledged to secure repurchase agreements may decline. Old National has pledged securities valued at 115% of the gross outstanding balance of repurchase agreements at December 31, 2023 to manage this risk.
NOTE 12 – FEDERAL HOME LOAN BANK ADVANCES
The following table summarizes Old National Bank’s FHLB advances:

	December 31,
(dollars in thousands)	2023	2022
FHLB advances (fixed rates 2.19% to 5.51% and variable rates 5.34% to 5.36%) maturing January 2024 to December 2043	$4,300,528	$3,850,677
Fair value hedge basis adjustments and unamortized prepayment fees	(19,847)	(21,659)
Total other borrowings	$4,280,681	$3,829,018
FHLB advances had weighted-average rates of 3.45% at December 31, 2023 and 3.15% at December 31, 2022. FHLB advances are collateralized by designated assets that may include qualifying commercial real estate loans, residential and multifamily mortgages, home equity loans, and certain investment securities.
At December 31, 2023, total unamortized prepayment fees related to all FHLB advance debt modifications completed in prior years totaled $14.2 million, compared to $20.2 million at December 31, 2022.

Contractual maturities of FHLB advances at December 31, 2023 were as follows:

(dollars in thousands)
Due in 2024	$125,243
Due in 2025	550,285
Due in 2026	100,000
Due in 2028	850,000
Thereafter	2,675,000
Fair value hedge basis adjustments and unamortized prepayment fees	(19,847)
Total	$4,280,681

NOTE 13 – OTHER BORROWINGS
The following table summarizes Old National’s other borrowings:

	December 31,
(dollars in thousands)	2023	2022
Old National Bancorp:
Senior unsecured notes (fixed rate 4.125%) maturing August 2024	$175,000	$175,000
Unamortized debt issuance costs related to senior unsecured notes	(91)	(247)
Subordinated debentures (fixed rate 5.875%) maturing September 2026	150,000	150,000
Junior subordinated debentures (rates of 6.95% to 9.22%) maturing July 2031 to September 2037	136,643	136,643
Other basis adjustments	18,207	23,363
Old National Bank:
Finance lease liabilities	20,955	13,469
Subordinated debentures (3-month SOFR plus 4.618%; variable rate 10.01%) maturing October 2025	12,000	12,000
Leveraged loans for NMTC (fixed rates of 1.00% to 1.43%) maturing December 2046 to June 2060	154,284	143,187
Other (1)	97,872	89,588
Total other borrowings	$764,870	$743,003
(1)Includes overnight borrowings to collateralize certain derivative positions totaling $97.6 million at December 31, 2023 and $88.0 million at December 31, 2022.
Contractual maturities of other borrowings at December 31, 2023 were as follows:

(dollars in thousands)
Due in 2024	$275,263
Due in 2025	14,740
Due in 2026	151,576
Due in 2027	1,636
Due in 2028	1,594
Thereafter	301,683
Unamortized debt issuance costs and other basis adjustments	18,378
Total	$764,870
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
The following table summarizes the terms of our outstanding junior subordinated debentures as of December 31, 2023:

(dollars in thousands) Name of Trust	Issuance Date	Issuance Amount	Rate	Rate at December 31, 2023	Maturity Date
Bridgeview Statutory Trust I	July 2001	$15,464	3-month SOFR plus 3.58%	9.22%	July 31, 2031
Bridgeview Capital Trust II	December 2002	15,464	3-month SOFR plus 3.35%	9.01%	January 7, 2033
First Midwest Capital Trust I	November 2003	37,825	6.95% fixed	6.95%	December 1, 2033
St. Joseph Capital Trust II	March 2005	5,155	3-month SOFR plus 1.75%	7.39%	March 17, 2035
Northern States Statutory Trust I	September 2005	10,310	3-month SOFR plus 1.80%	7.45%	September 15, 2035
Anchor Capital Trust III	August 2005	5,000	3-month SOFR plus 1.55%	7.14%	September 30, 2035
Great Lakes Statutory Trust II	December 2005	6,186	3-month SOFR plus 1.40%	7.05%	December 15, 2035
Home Federal Statutory Trust I	September 2006	15,464	3-month SOFR plus 1.65%	7.30%	September 15, 2036
Monroe Bancorp Capital Trust I	July 2006	3,093	3-month SOFR plus 1.60%	7.26%	October 7, 2036
Tower Capital Trust 3	December 2006	9,279	3-month SOFR plus 1.69%	7.33%	March 1, 2037
Monroe Bancorp Statutory Trust II	March 2007	5,155	3-month SOFR plus 1.60%	7.25%	June 15, 2037
Great Lakes Statutory Trust III	June 2007	8,248	3-month SOFR plus 1.70%	7.35%	September 15, 2037
Total		$136,643

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
Finance Lease Liabilities
Old National has long-term finance lease liabilities for certain banking centers and equipment totaling $21.0 million at December 31, 2023. See Note 6 to the consolidated financial statements for a maturity analysis of the Company’s finance lease liabilities.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes within each classification of AOCI, net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sale Debt Securities	Unrealized Gains and Losses on Held-to- Maturity Securities	Gains and Losses on Hedges	Defined Benefit Pension Plans	Total
Year Ended December 31, 2023
Balance at beginning of period	$(642,346)	$(112,664)	$(31,549)	$137	$(786,422)
Other comprehensive income (loss) before reclassifications	(14,817)	1,325	51,871	—	38,379
Amounts reclassified from AOCI to income (1)	4,645	15,867	(11,141)	(137)	9,234
Balance at end of period	$(652,518)	$(95,472)	$9,181	$—	$(738,809)

Year Ended December 31, 2022
Balance at beginning of period	$(2,950)	$—	$543	$32	$(2,375)
Other comprehensive income (loss) before reclassifications	(639,463)	(125,229)	(34,043)	—	(798,735)
Amounts reclassified from AOCI to income (1)	67	12,565	1,951	105	14,688
Balance at end of period	$(642,346)	$(112,664)	$(31,549)	$137	$(786,422)

Year Ended December 31, 2021
Balance at beginning of period	$145,335	$—	$2,584	$(148)	$147,771
Other comprehensive income (loss) before reclassifications	(144,948)	—	1,433	—	(143,515)
Amounts reclassified from AOCI to income (1)	(3,337)	—	(3,474)	180	(6,631)
Balance at end of period	$(2,950)	$—	$543	$32	$(2,375)
(1)See table below for details about reclassifications to income.
The following table summarizes the significant amounts reclassified out of each component of AOCI:

	Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Details about AOCI Components	Amount Reclassified from AOCI			Affected Line Item in the Statement of Income
Unrealized gains and losses on available-for-sale debt securities	$(6,265)	$(88)	$4,327	Debt securities gains (losses), net
	1,620	21	(990)	Income tax (expense) benefit
	$(4,645)	$(67)	$3,337	Net income
Amortization of unrealized losses on held-to-maturity securities transferred from available-for-sale	$(21,239)	$(16,612)	$—	Interest income (expense)
	5,372	4,047	—	Income tax (expense) benefit
	$(15,867)	$(12,565)	$—	Net income
Gains and losses on hedges Interest rate contracts	$15,067	$(2,587)	$4,605	Interest income (expense)
	(3,926)	636	(1,131)	Income tax (expense) benefit
	$11,141	$(1,951)	$3,474	Net income
Amortization of defined benefit pension items
Actuarial gains (losses)	$182	$(139)	$(239)	Salaries and employee benefits
	(45)	34	59	Income tax (expense) benefit
	$137	$(105)	$(180)	Net income

Total reclassifications for the period	$(9,234)	$(14,688)	$6,631	Net income

NOTE 15 – INCOME TAXES
Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statement of income:

	Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Provision at statutory rate of 21%	$157,774	$114,394	$71,161
Tax-exempt income:
Tax-exempt interest	(18,582)	(14,588)	(11,066)
Section 291/265 interest disallowance	2,392	363	114
Company-owned life insurance income	(3,125)	(2,891)	(2,138)
Tax-exempt income	(19,315)	(17,116)	(13,090)
State income taxes	31,164	20,837	9,308
Tax credit investments - federal	(12,190)	(9,140)	(5,212)
Officer compensation limitation	4,685	5,903	564
Non-deductible FDIC premiums	7,912	3,805	438
Other, net	(720)	(2,237)	(1,845)
Income tax expense	$169,310	$116,446	$61,324
Effective tax rate	22.5%	21.4%	18.1%
The provision for income taxes consisted of the following components:

	Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Current expense:
Federal	$121,428	$106,918	$31,943
State	37,331	32,898	8,461
Deferred expense:
Federal	7,941	(16,216)	17,514
State	2,610	(7,154)	3,406
Deferred income tax expense	10,551	(23,370)	20,920
Income tax expense	$169,310	$116,446	$61,324

Net Deferred Tax Assets
Net deferred tax assets are included in other assets on the balance sheet. Significant components of net deferred tax assets (liabilities) were as follows:

	December 31,
(dollars in thousands)	2023	2022
Deferred Tax Assets
Unrealized losses on available-for-sale investment securities	$217,018	$202,101
Allowance for credit losses on loans, net of recapture	86,224	85,619
Operating lease liabilities	57,996	58,288
Unrealized losses on held-to-maturity investment securities	32,150	36,197
Acquired loans	32,011	40,723
Benefit plan accruals	31,679	38,038
Purchase accounting	22,473	20,063
Net operating loss carryforwards	21,004	25,135
FDIC deductible premiums	4,891	—
Unrealized losses on hedges	—	10,277
Other, net	4,860	4,962
Total deferred tax assets	510,306	521,403
Deferred Tax Liabilities
Operating lease right-of-use assets	(52,710)	(51,845)
Premises and equipment	(12,141)	(14,844)
Loan servicing rights	(9,188)	(9,636)
Prepaid expenses	(3,856)	(2,774)
Unrealized gains on hedges	(3,202)	—
Deferred loan origination fees	(2,361)	(3,566)
Other, net	(3,588)	(2,983)
Total deferred tax liabilities	(87,046)	(85,648)
Net deferred tax assets	$423,260	$435,755
The Company’s retained earnings at December 31, 2023 included an appropriation for acquired thrifts’ tax bad debt allowances totaling $58.6 million for which no provision for federal or state income taxes has been made. If in the future, this portion of retained earnings were distributed as a result of the liquidation of the Company or its subsidiaries, federal and state income taxes would be imposed at the then applicable rates.
No valuation allowance was required on the Company’s deferred tax assets at December 31, 2023 or 2022. Old National has federal net operating loss carryforwards totaling $63.6 million at December 31, 2023 and $81.5 million at December 31, 2022. This federal net operating loss was acquired from the acquisition of Anchor BanCorp Wisconsin Inc. in 2016 and First Midwest in 2022. If not used, the federal net operating loss carryforwards will begin expiring in 2030 and later. Old National has recorded state net operating loss carryforwards totaling $116.9 million at December 31, 2023 and $124.4 million at December 31, 2022. If not used, the state net operating loss carryforwards will expire from 2027 to 2036.
The federal and recorded state net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code section 382. Old National believes that all of the federal and recorded state net operating loss carryforwards will be used prior to expiration.

Unrecognized Tax Benefits
Old National has unrecognized tax benefits due to the merger with First Midwest. The following table presents the changes in the carrying amount of unrecognized tax benefits:

	Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Balance at beginning of period	$11,007	$—	$—
Additions for acquired uncertain tax positions	—	14,897	—
Additions based on tax positions related to prior years	60	—	—
Reductions for tax positions relating to prior years	—	(2,751)	—
Reductions due to statute of limitations expiring	(1,112)	(1,139)	—
Balance at end of period	$9,955	$11,007	$—
If recognized, approximately $8.0 million of unrecognized tax benefits, net of interest, would favorably affect the effective income tax rate in future periods. Old National expects the $8.0 million of unrecognized tax benefits to be reduced to $5.6 million in the next twelve months.
It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income tax accounts. Interest and penalties recorded and accrued in 2023 and 2022 were immaterial.
Old National and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. The 2020 through 2023 tax years are open and subject to examination.
NOTE 16 – SHARE-BASED COMPENSATION AND OTHER EMPLOYEE BENEFIT PLANS
Our Amended and Restated 2008 Incentive Compensation Plan (the “ICP”), which was approved by shareholders, permits the grant of share-based awards to our employees. At December 31, 2023, 7.6 million shares were available for issuance. The granting of awards to key employees is typically in the form of restricted stock awards or units. We believe that such awards better align the interests of our employees with those of our shareholders. Total compensation cost included in salaries and employee benefits for the ICP was $27.9 million in 2023, $28.7 million in 2022, and $7.5 million in 2021. The total income tax benefit was $6.9 million in 2023, $7.1 million in 2022, and $1.8 million in 2021.
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
A summary of changes in our unvested shares follows:

	Years Ended December 31,
	2023		2022
(shares in thousands)	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Unvested balance at beginning of period	1,869	$17.76	554	$16.16
Granted during the year	1,042	15.43	1,916	18.12
Vested during the year	(924)	17.80	(453)	17.29
Forfeited during the year	(55)	16.84	(148)	17.88
Unvested balance at end of period	1,932	$16.51	1,869	$17.76
As of December 31, 2023, there was $18.1 million of total unrecognized compensation cost related to unvested restricted stock awards. The cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of the shares vested was $15.1 million in 2023, $7.9 million in 2022, and $4.3 million in 2021.

Performance-Based Restricted Stock Units
Restricted stock units require certain performance goals to be achieved and shares vest at the end of a 36 month period based on the achievement of certain targets. Compensation expense is recognized on a straight-line basis over the performance period of the award. For certain awards, the level of performance could increase or decrease the number of shares earned. Shares are subject to certain restrictions and risk of forfeiture by the participants.
A summary of changes in our unvested shares follows:

	Years Ended December 31,
	2023		2022
(shares in thousands)	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Unvested balance at beginning of period	2,081	$17.23	886	$14.80
Granted during the year	355	18.01	1,935	17.66
Vested during the year	(1,286)	16.29	(720)	15.41
Forfeited during the year	(8)	17.82	(73)	16.73
Dividend equivalents adjustment	35	17.21	53	16.82
Unvested balance at end of period	1,177	$17.50	2,081	$17.23
As of December 31, 2023, there was $6.2 million of total unrecognized compensation cost related to unvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 1.7 years.
Stock Options and Appreciation Rights
Old National has not granted stock options since 2009. However, Old National did acquire stock options and stock appreciation rights through its prior acquisitions. Old National recorded no incremental expense associated with the conversion of these options and stock appreciation rights.
As of December 31, 2023, all options were fully vested, and all compensation costs had been expensed. At December 31, 2023, no stock appreciation rights were outstanding as the remaining awards were exercised during 2023.
Information related to stock option and appreciation rights follows:

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Intrinsic value of options/appreciation rights exercised	$70	$331	$171
Tax benefit realized from options/appreciation rights exercises	28	132	68
Non-employee Director Stock Compensation
Compensation paid to Old National’s non-employee directors includes a stock component. Compensation shares are earned annually. Any shares awarded to directors are anticipated to be issued from the ICP. In 2023, 41 thousand shares were issued to directors, compared to 19 thousand shares in 2022, and 25 thousand shares in 2021.
Employee Stock Ownership Plan
The Employee Stock Ownership and Savings Plan (the “401(k) Plan”) allows employees to make pre-tax and Roth 401(k) contributions. Subject to the conditions and limitations of the 401(k) Plan, new employees are automatically enrolled in the 401(k) Plan with an automatic deferral of 5% of eligible compensation, unless participation is changed or declined. All active participants receive a Company match of 100% of the first 5% contributed into the 401(k) Plan. In addition to matching contributions, Old National may make discretionary contributions to the 401(k) Plan in the form of Old National stock or cash. There were no designated discretionary profit sharing contributions in 2023, 2022, or 2021. All contributions vest immediately, and plan participants may elect to redirect funds among any of the investment options provided under the 401(k) Plan. The number of Old National shares in the 401(k) Plan were 1.1 million at December 31, 2023 and 1.2 million at December 31, 2022. All shares owned through the 401(k)

Plan are included in the calculation of weighted-average shares outstanding for purposes of calculating diluted and basic earnings per share. Contribution expense under the 401(k) Plan was $20.3 million in 2023, $17.9 million in 2022, and $9.8 million in 2021.
NOTE 17 – SHAREHOLDERS’ EQUITY
Stock Purchase and Dividend Reinvestment Plan
Old National has a stock purchase and dividend reinvestment plan under which common shares issued may be either repurchased shares or authorized and previously unissued shares. A new plan became effective on August 12, 2021, with total authorized and unissued common shares reserved for issuance of 3.3 million. At December 31, 2023, 3.3 million authorized and unissued common shares were available for issuance under the plan.
Employee Stock Purchase Plan
Old National has an employee stock purchase plan under which eligible employees can purchase common shares at a discount to the market price. Currently, the discount under the plan is set at 5% of the fair value of the common shares on the purchase date (i.e., at a purchase price of 95%). No participant may purchase common shares with a fair value in excess of $25,000 in any calendar year. In 2023, 75,000 shares were issued related to this plan with proceeds of approximately $1.1 million. In 2022, 52,000 shares were issued related to this plan with proceeds of approximately $0.8 million.
Share Repurchase Program
In the first quarter of 2023, the Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $200 million of the Company’s outstanding shares of Common Stock, as conditions warrant, through February 29, 2024. During 2023, 1.8 million common shares were repurchased under the plan, which reduced equity by $29.5 million. On February 21, 2024, the Board of Directors approved a new stock repurchase program, under which the Company is authorized to repurchase up to $200 million of its outstanding common stock through February 28, 2025. This new stock repurchase program replaces the prior $200 million program, which was scheduled to expire February 29, 2024.
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
The following table presents the calculation of basic and diluted net income per common share:

(dollars and shares in thousands, except per share data)	Years Ended December 31,
	2023	2022	2021
Net income	$581,992	$428,287	$277,538
Preferred dividends	(16,135)	(14,118)	—
Net income applicable to common shares	$565,857	$414,169	$277,538

Weighted average common shares outstanding:
Weighted average common shares outstanding (basic)	290,748	275,179	165,178
Effect of dilutive securities:
Restricted stock	1,107	1,502	729
Stock appreciation rights	—	7	22
Weighted average diluted shares outstanding	291,855	276,688	165,929
Basic Net Income Per Common Share	$1.95	$1.51	$1.68
Diluted Net Income Per Common Share	$1.94	$1.50	$1.67

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

Recurring Basis
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at December 31, 2023 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$80,372	$80,372	$—	$—
Investment securities available-for-sale:
U.S. Treasury	396,733	396,733	—	—
U.S. government-sponsored entities and agencies	1,231,264	—	1,231,264	—
Mortgage-backed securities - Agency	4,216,560	—	4,216,560	—
States and political subdivisions	535,260	—	535,260	—
Pooled trust preferred securities	11,337	—	11,337	—
Other securities	321,901	—	321,901	—
Loans held-for-sale	32,006	—	32,006	—
Derivative assets	166,302	—	166,302	—
Financial Liabilities
Derivative liabilities	268,916	—	268,916	—

		Fair Value Measurements at December 31, 2022 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$52,507	$52,507	$—	$—
Investment securities available-for-sale:
U.S. Treasury	200,927	200,927	—	—
U.S. government-sponsored entities and agencies	1,175,080	—	1,175,080	—
Mortgage-backed securities - Agency	4,369,902	—	4,369,902	—
States and political subdivisions	663,852	—	663,852	—
Pooled trust preferred securities	10,811	—	10,811	—
Other securities	353,140	—	353,140	—
Loans held-for-sale	11,926	—	11,926	—
Derivative assets	169,001	—	169,001	—
Financial Liabilities
Derivative liabilities	380,704	—	380,704	—
Non-Recurring Basis
Assets measured at fair value on a non-recurring basis at December 31, 2023 are summarized below:

		Fair Value Measurements at December 31, 2023 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Loans:
Commercial loans	$11,017	$—	$—	$11,017
Commercial real estate loans	95,457	—	—	95,457
Foreclosed Assets:
Commercial real estate	1,669	—	—	1,669

Commercial and commercial real estate loans that are deemed collateral dependent are valued using the discounted cash flows. The liquidation amounts are based on the fair value of the underlying collateral using the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral. These commercial and commercial real estate loans had a principal amount of $134.3 million, with a valuation allowance of $27.9 million at December 31, 2023. Old National recorded provision expense associated with commercial and commercial real estate loans that were deemed collateral dependent totaling $20.5 million in 2023.
Other real estate owned and other repossessed property is measured at fair value less costs to sell on a non-recurring basis. Old National did not have any other real estate owned or repossessed property measured at fair value on a non-recurring basis at December 31, 2023. There were write-downs of other real estate owned of $0.1 million in 2023.
Assets measured at fair value on a non-recurring basis at December 31, 2022 are summarized below:

		Fair Value Measurements at December 31, 2022 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Loans:
Commercial loans	$22,562	$—	$—	$22,562
Commercial real estate loans	48,026	—	—	48,026
At December 31, 2022, commercial and commercial real estate loans that were deemed collateral dependent had a principal amount of $92.0 million, with a valuation allowance of $21.5 million. Old National recorded provision expense associated with these loans totaling $20.3 million in 2022.
Old National did not have any other real estate owned or repossessed property measured at fair value on a non-recurring basis at December 31, 2022. There were write-downs of other real estate owned of $0.6 million in 2022.
The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
December 31, 2023
Collateral Dependent Loans
Commercial loans	$11,017	Discounted cash flow	Discount for type of property, age of appraisal, and current status	5% - 37% (27%)
Commercial real estate loans	95,457	Discounted cash flow	Discount for type of property, age of appraisal, and current status	2% - 38% (16%)
Foreclosed Assets
Commercial real estate (1)	1,669	Fair value of collateral	Discount for type of property, age of appraisal, and current status	4% - 8% (4%)
December 31, 2022
Collateral Dependent Loans
Commercial loans	$22,562	Discounted cash flow	Discount for type of property, age of appraisal, and current status	10% - 47% (28%)
Commercial real estate loans	48,026	Discounted cash flow	Discount for type of property, age of appraisal, and current status	1% - 26% (11%)
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

Loans Held-For-Sale
Old National has elected the fair value option for loans held-for-sale. For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status). None of these loans are 90 days or more past due, nor are any on nonaccrual status. Included in the income statement is interest income for loans held-for-sale totaling $1.2 million in 2023, $1.8 million in 2022, and $1.5 million in 2021.
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
The difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was as follows:

(dollars in thousands)	Aggregate Fair Value	Difference	Contractual Principal
December 31, 2023
Loans held-for-sale	$32,006	$621	$31,385

December 31, 2022
Loans held-for-sale	$11,926	$221	$11,705
Accrued interest at period end is included in the fair value of the instruments.
The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value:

(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Year Ended December 31, 2023
Loans held-for-sale	$402	$12	$(14)	$400

Year Ended December 31, 2022
Loans held-for-sale	$(1,127)	$10	$(4)	$(1,121)

Financial Instruments Not Carried at Fair Value
The carrying amounts and estimated fair values of financial instruments not carried at fair value were as follows:

		Fair Value Measurements at December 31, 2023 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$1,175,058	$1,175,058	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	825,953	—	671,126	—
Mortgage-backed securities - Agency	1,029,131	—	881,994	—
State and political subdivisions	1,158,409	—	1,048,068	—
Loans, net:
Commercial	9,392,267	—	—	9,258,193
Commercial real estate	13,984,273	—	—	13,640,868
Residential real estate	6,678,606	—	—	5,579,999
Consumer	2,629,171	—	—	2,555,121
Accrued interest receivable	225,159	859	54,465	169,835

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$9,664,247	$9,664,247	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	21,991,789	21,991,789	—	—
Time deposits	5,579,144	—	5,552,538	—
Federal funds purchased and interbank borrowings	390	390	—	—
Securities sold under agreements to repurchase	285,206	285,206	—	—
FHLB advances	4,280,681	—	4,090,954	—
Other borrowings	764,870	—	755,592	—
Accrued interest payable	57,094	—	57,094	—
Standby letters of credit	1,318	—	—	1,318

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$3,839

		Fair Value Measurements at December 31, 2022 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$728,412	$728,412	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	819,168	—	656,358	—
Mortgage-backed securities - Agency	1,106,817	—	982,963	—
State and political subdivisions	1,163,162	—	1,004,361	—
Loans, net:
Commercial	9,386,862	—	—	9,066,583
Commercial real estate	12,317,825	—	—	11,867,851
Residential real estate	6,438,525	—	—	5,372,491
Consumer	2,676,758	—	—	2,557,115
Accrued interest receivable	190,521	758	52,081	137,682

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$11,930,798	$11,930,798	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	20,056,252	20,056,252	—	—
Time deposits	3,013,780	—	2,976,389	—
Federal funds purchased and interbank borrowings	581,489	581,489	—	—
Securities sold under agreements to repurchase	432,804	432,804	—	—
FHLB advances	3,829,018	—	3,739,780	—
Other borrowings	743,003	—	703,156	—
Accrued interest payable	19,547	—	19,547	—
Standby letters of credit	755	—	—	755
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$3,666
The methods utilized to measure the fair value of financial instruments at December 31, 2023 and 2022 represent an approximation of exit price, however, an actual exit price may differ.
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
Cash Flow Hedges
Interest rate swaps of certain borrowings were designated as cash flow hedges totaling $150.0 million notional amount at both December 31, 2023 and December 31, 2022. Interest rate collars and floors related to variable-rate commercial loan pools were designated as cash flow hedges totaling $1.6 billion notional amount at December 31, 2023 and $1.9 billion notional amount at December 31, 2022. The hedges were determined to be effective during all periods presented and we expect them to remain effective during the remaining terms.
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
Fair Value Hedges
Interest rate swaps of certain borrowings were designated as fair value hedges totaling $900.0 million notional amount at December 31, 2023 and $300.0 million notional amount at December 31, 2022. Interest rate swaps of certain available-for-sale investment securities were designated as fair value hedges totaling $998.1 million notional amount at December 31, 2023 and $910.0 million notional amount at December 31, 2022. The hedges were determined to be effective during all periods presented and we expect them to remain effective during the remaining terms.
The following table summarizes Old National’s derivatives designated as hedges:

	December 31, 2023			December 31, 2022
		Fair Value			Fair Value
(dollars in thousands)	Notional	Assets (1)	Liabilities (2)	Notional	Assets (1)	Liabilities (2)
Cash flow hedges:
Interest rate collars and floors on loan pools	$1,600,000	$10,472	$6,014	$1,900,000	$11,764	$47,859
Interest rate swaps on borrowings (3)	150,000	—	—	150,000	—	—
Fair value hedges:
Interest rate swaps on investment securities (3)	998,107	—	—	909,957	—	—
Interest rate swaps on borrowings (3)	900,000	—	—	300,000	—	—
Total		$10,472	$6,014		$11,764	$47,859
(1)Derivative assets are included in other assets on the balance sheet.
(2)Derivative liabilities are included in other liabilities on the balance sheet.
(3)The fair values of certain counterparty interest rate swaps are zero due to the settlement of centrally cleared variation margin rules.

The effect of derivative instruments in fair value hedging relationships on the consolidated statements of income were as follows:

(dollars in thousands)					Gain (Loss) Recognized in Income on Related Hedged Items
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Hedged Items in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in in Income on Related Hedged Item
Year Ended December 31, 2023
Interest rate contracts	Interest income/(expense)	$(1,769)	Fixed-rate debt	Interest income/(expense)	$1,684
Interest rate contracts	Interest income/(expense)	(52,625)	Fixed-rate investment securities	Interest income/(expense)	52,148
Total		$(54,394)			$53,832

Year Ended December 31, 2022
Interest rate contracts	Interest income/(expense)	$(6,245)	Fixed-rate debt	Interest income/(expense)	$6,585
Interest rate contracts	Interest income/(expense)	157,741	Fixed-rate investment securities	Interest income/(expense)	(158,431)
Total		$151,496			$(151,846)

Year Ended December 31, 2021
Interest rate contracts	Interest income/(expense)	$(6,413)	Fixed-rate debt	Interest income/(expense)	$6,296
Interest rate contracts	Interest income/(expense)	(4,656)	Fixed-rate investment securities	Interest income/(expense)	4,954
Total		$(11,069)			$11,250

The effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income were as follows:

		Years Ended December 31,			Years Ended December 31,
		2023	2022	2021	2023	2022	2021
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Other Comprehensive Income on Derivative			Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	Interest income/(expense)	$28,029	$(45,132)	$1,898	$11,621	$(2,587)	$4,605
Amounts reported in AOCI related to cash flow hedges will be reclassified to interest income or interest expense as interest payments are received or paid on Old National’s derivative instruments. During the next 12 months, we estimate that $6.1 million will be reclassified to interest income and $20.6 million will be reclassified to interest expense.
Derivatives Not Designated as Hedges
Commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. These derivative contracts do not qualify for hedge accounting. At December 31, 2023, the notional amounts of the interest rate lock commitments were $25.2 million and forward commitments were $39.5 million. At December 31, 2022, the notional amounts of the interest rate lock commitments were $21.4 million and forward commitments were $30.3 million. It is our practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans.
Old National also enters into derivative instruments for the benefit of its clients. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $6.0 billion at December 31, 2023 and $5.2 billion at December 31, 2022. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps, caps, and collars. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of clients by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.
Old National enters into derivative financial instruments as part of its foreign currency risk management strategies. These derivative instruments consist of foreign currency forward contracts to accommodate the business needs of its clients. Old National does not designate these foreign currency forward contracts for hedge accounting treatment.
The following table summarizes Old National’s derivatives not designated as hedges:

	December 31, 2023			December 31, 2022
		Fair Value			Fair Value
(dollars in thousands)	Notional	Assets (1)	Liabilities (2)	Notional	Assets (1)	Liabilities (2)
Interest rate lock commitments	$25,151	$291	$—	$21,401	$93	$—
Forward mortgage loan contracts	39,529	—	566	30,330	32	—
Customer interest rate swaps	5,954,216	33,182	228,750	5,220,363	5,676	326,924
Counterparty interest rate swaps (3)	5,954,216	121,969	33,346	5,220,363	151,111	5,711
Customer foreign currency forward contracts	12,455	320	59	8,341	253	42
Counterparty foreign currency forward contracts	12,308	68	181	8,297	72	168
Total		$155,830	$262,902		$157,237	$332,845
(1)Derivative assets are included in other assets on the balance sheet.
(2)Derivative liabilities are included in other liabilities on the balance sheet.
(3)The fair values of certain counterparty interest rate swaps are zero due to the settlement of centrally-cleared variation margin rules.
The effect of derivatives not designated as hedging instruments on the consolidated statements of income were as follows:

		Years Ended December 31,
(dollars in thousands)		2023	2022	2021
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Other income/(expense)	$457	$883	$279
Mortgage contracts	Mortgage banking revenue	(401)	(2,468)	(4,446)
Foreign currency contracts	Other income/(expense)	(45)	98	(104)
Total		$11	$(1,487)	$(4,271)

(1)Includes the valuation differences between the customer and offsetting swaps.
Fair Value of Offsetting Derivatives
Certain derivative instruments are subject to master netting agreements with counterparties that provide rights of setoff. The Company records these transactions at their gross fair values and does not offset derivative assets and liabilities in the Consolidated Balance Sheet. The following table presents the fair value of the Company’s derivatives and offsetting positions:

	December 31,
	2023		2022
(dollars in thousands)	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$166,302	$268,916	$169,001	$380,704
Less: amounts offset in the Consolidated Balance Sheet	—	—	—	—
Net amount presented in the Consolidated Balance Sheet	166,302	268,916	169,001	380,704
Gross amounts not offset in the Consolidated Balance Sheet
Offsetting derivative positions	(39,360)	(39,360)	(54,054)	(54,054)
Cash collateral pledged	—	(97,840)	(418)	(88,860)
Net credit exposure	$126,942	$131,716	$114,529	$237,790

NOTE 20 – COMMITMENTS, CONTINGENCIES, AND FINANCIAL GUARANTEES
Litigation
At December 31, 2023, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company’s management does not expect that any potential liabilities arising from pending legal matters will have a material adverse effect on the Company’s business, financial position, or results of operations.
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
The following table summarizes Old National Bank’s unfunded loan commitments and standby letters of credit:

	December 31,
(dollars in thousands)	2023	2022
Unfunded loan commitments	$8,912,587	$8,979,334
Standby letters of credit (1)	192,237	174,070
(1)Notional amount, which represents the maximum amount of future funding requirements. The carrying value was $1.3 million at December 31, 2023 and $0.8 million at December 31, 2022.
At December 31, 2023, approximately 4% of the unfunded loan commitments had fixed rates, with the remainder having floating rates ranging from 2.10% to 22.49%. The allowance for unfunded loan commitments totaled $31.2 million at December 31, 2023 and $32.2 million at December 31, 2022.
Old National is a party in risk participation transactions of interest rate swaps, which had total notional amounts of $557.8 million at December 31, 2023 and $398.9 million at December 31, 2022.
Visa Class B Restricted Shares
In 2008, Old National received Visa Class B restricted shares as part of Visa’s initial public offering. During the fourth quarter of 2023, Old National sold the 65,466 Class B shares and recognized a $21.6 million pre-tax gain. Prior to the sale, the shares were carried at a zero cost basis due to uncertainty surrounding the ability of the Company to transfer or otherwise liquidate the shares. At December 31, 2023, the Company does not hold any remaining Visa Class B restricted shares.
NOTE 21 – REGULATORY RESTRICTIONS
Restrictions on Cash and Due from Banks
Old National had cash and due from banks which was held as collateral for collateralized swap positions totaling $0.3 million at December 31, 2023 and $0.1 million at December 31, 2022.
Restrictions on Transfers from Bank Subsidiary
Regulations limit the amount of dividends a bank subsidiary can declare in any calendar year without obtaining prior regulatory approval. Prior regulatory approval is required if dividends to be declared in any calendar year would exceed the total of net income of the current year combined with retained net income for the preceding two years. Prior regulatory approval to pay dividends was not required in 2021, 2022, or 2023 and is not currently required. A bank subsidiary is prohibited from paying a dividend, if, after making the dividend, the bank would be considered “undercapitalized” (as defined by reference to the OCC’s capital regulations). At December 31, 2023, Old National

Bank could pay dividends of $670.4 million without prior regulatory approval and while maintaining capital levels above regulatory minima and well-capitalized guidelines.
Restrictions on the Payment of Dividends
Old National has traditionally paid a quarterly dividend to common shareholders. The payment of dividends is subject to legal and regulatory restrictions, as well as approval by our Board of Directors. Any payment of dividends in the future will depend, in large part, on Old National’s earnings, capital requirements, financial condition, and other factors considered relevant by our Board of Directors.
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
At December 31, 2023, Old National and Old National Bank each exceeded the capital ratios required to be considered “well-capitalized” under applicable regulations.

The following table summarizes capital ratios for Old National and Old National Bank:

	Actual		Regulatory Minimum (1)		Prompt Corrective Action “Well Capitalized” Guidelines (2)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Total capital to risk-weighted assets
Old National Bancorp	$4,727,216	12.64%	$3,927,771	10.50%	$3,740,735	10.00%
Old National Bank	4,591,734	12.33	3,911,089	10.50	3,724,847	10.00
Common equity Tier 1 capital to risk-weighted assets
Old National Bancorp	4,003,694	10.70	2,618,514	7.00	N/A	N/A
Old National Bank	4,308,574	11.57	2,607,393	7.00	2,421,150	6.50
Tier 1 capital to risk-weighted assets
Old National Bancorp	4,247,413	11.35	3,179,625	8.50	2,244,441	6.00
Old National Bank	4,308,574	11.57	3,166,120	8.50	2,979,878	8.00
Tier 1 capital to average assets
Old National Bancorp	4,247,413	8.83	1,923,360	4.00	N/A	N/A
Old National Bank	4,308,574	8.99	1,916,002	4.00	2,395,003	5.00
December 31, 2022
Total capital to risk-weighted assets
Old National Bancorp	$4,321,716	12.02%	$3,774,845	10.50%	$3,595,090	10.00%
Old National Bank	4,063,363	11.35	3,759,671	10.50	3,580,639	10.00
Common equity Tier 1 capital to risk-weighted assets
Old National Bancorp	3,605,393	10.03	2,516,563	7.00	N/A	N/A
Old National Bank	3,817,402	10.66	2,506,448	7.00	2,327,416	6.50
Tier 1 capital to risk-weighted assets
Old National Bancorp	3,849,112	10.71	3,055,827	8.50	2,157,054	6.00
Old National Bank	3,817,402	10.66	3,043,544	8.50	2,864,512	8.00
Tier 1 capital to average assets
Old National Bancorp	3,849,112	8.52	1,808,108	4.00	N/A	N/A
Old National Bank	3,817,402	8.47	1,803,426	4.00	2,254,282	5.00
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

NOTE 22 – PARENT COMPANY FINANCIAL STATEMENTS
The following are the condensed parent company only financial statements of Old National:

OLD NATIONAL BANCORP (PARENT COMPANY ONLY) CONDENSED BALANCE SHEETS
	December 31,
(dollars in thousands)	2023	2022
Assets
Deposits in affiliate bank	$284,294	$418,959
Equity securities	51,241	30,717
Investment securities - available-for-sale	15,886	16,814
Investment in affiliates:
Banking subsidiaries	5,530,637	5,000,153
Non-banks	44,395	44,938
Goodwill	59,506	59,506
Other assets	127,540	135,025
Total assets	$6,113,499	$5,706,112
Liabilities and Shareholders’ Equity
Other liabilities	$70,840	$92,758
Other borrowings	479,759	484,759
Shareholders’ equity	5,562,900	5,128,595
Total liabilities and shareholders’ equity	$6,113,499	$5,706,112

OLD NATIONAL BANCORP (PARENT COMPANY ONLY) CONDENSED STATEMENTS OF INCOME
	Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Income
Dividends from affiliates	$150,000	$—	$125,000
Other income	2,919	1,733	3,364
Other income from affiliates	5	5	5
Total income	152,924	1,738	128,369
Expense
Interest on borrowings	20,700	16,662	8,285
Other expenses	43,185	37,629	13,951
Total expense	63,885	54,291	22,236
Income (loss) before income taxes and equity in undistributed earnings of affiliates	89,039	(52,553)	106,133
Income tax expense (benefit)	(11,325)	(9,901)	(5,113)
Income (loss) before equity in undistributed earnings of affiliates	100,364	(42,652)	111,246
Equity in undistributed earnings of affiliates	481,628	470,939	166,292
Net income	581,992	428,287	277,538
Preferred dividends	(16,135)	(14,118)	—
Net income applicable to common shareholders	$565,857	$414,169	$277,538

OLD NATIONAL BANCORP (PARENT COMPANY ONLY) CONDENSED STATEMENT OF CASH FLOWS
	Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Cash Flows From Operating Activities
Net income	$581,992	$428,287	$277,538
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	18	26	30
Share-based compensation expense	27,910	28,656	7,497
(Increase) decrease in other assets	(19,353)	(40,620)	10,213
Increase (decrease) in other liabilities	(2,561)	10,455	(4,918)
Equity in undistributed earnings of affiliates	(481,628)	(470,939)	(166,292)
Net cash flows provided by (used in) operating activities	106,378	(44,135)	124,068
Cash Flows From Investing Activities
Net cash and cash equivalents of acquisitions	—	573,099	—
Proceeds from sales of investment securities	—	—	1,000
Proceeds from sales of equity securities	—	44,038	540
Purchase of equity securities	(17,773)	—	—
Purchases of investment securities	—	(9,000)	(15)
Purchases of premises and equipment	(8)	—	(3)
Net cash flows provided by (used in) investing activities	(17,781)	608,137	1,522
Cash Flows From Financing Activities
Cash dividends paid	(180,030)	(177,623)	(92,829)
Common stock repurchased	(44,308)	(71,182)	(3,731)
Common stock issued	1,076	809	583
Net cash flows provided by (used in) financing activities	(223,262)	(247,996)	(95,977)
Net increase (decrease) in cash and cash equivalents	(134,665)	316,006	29,613
Cash and cash equivalents at beginning of period	418,959	102,953	73,340
Cash and cash equivalents at end of period	$284,294	$418,959	$102,953

NOTE 23 – SEGMENT INFORMATION
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker managed operations and evaluated financial performance on a Company-wide basis. As a result, the Company has determined that it has only one reportable segment.

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
Management’s report on internal control over financial reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K. The attestation report of Deloitte & Touche LLP, Old National’s independent registered public accounting firm, on Old National’s internal control over financial reporting is included on the following page.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Old National Bancorp
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Old National Bancorp and subsidiaries (“Old National”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, Old National maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023 of Old National and our report dated February 22, 2024 expressed an unqualified opinion on those financial statements.
Basis for Opinion
Old National’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Old National’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to Old National in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 22, 2024

ITEM 9B.    OTHER INFORMATION
(a)None
(b)During the three months ended December 31, 2023, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Company’s executive officers are elected annually by the Board of Directors. Certain information regarding the Company’s executive officers is set forth below:

Name	Positions and Offices	Age
Chady M. AlAhmar	Chief Executive Officer, Wealth Management of the Company since January 2020. Previously, Senior Vice President and Head of Strategy and Business Development of U.S. Bank from December 2013 to January 2020.	49
Nicholas J. Chulos	Chief Legal Officer and Corporate Secretary of the Company since February 2022. Previously, Executive Vice President, General Counsel and Corporate Secretary of First Midwest from January 2013 to February 2022.	64
Scott J. Evernham	Chief Risk Officer of the Company since August 2019. Previously, Executive Vice President, Wealth Management from May 2016 to August 2019. President of Old National Insurance from December 2014 to May 2016. Senior Vice President, Assistant General Counsel from October 2012 to December 2014.	46
Brendon B. Falconer	Chief Financial Officer of the Company since May 2019. Previously, Senior Vice President and Treasurer of the Company from November 2016 to May 2019. Senior Vice President and Director of Credit Operations from March 2013 to November 2016. Loss Share President from January 2012 to March 2013. Vice President and Bank Controller from April 2009 to January 2012.	48
John V. Moran, IV	Chief Strategy Officer of the Company since 2021. Previously, Chief Financial Officer for NBT Bancorp from 2019 to 2021. Director of Corporate Development and Strategy of the Company from 2017 to 2019. Senior Equity Analyst at Macquarie Capital (USA) from 2010 to 2017.	48
Angela L. Putnam	Chief Accounting Officer of the Company since February 2022. Previously, Senior Vice President and Chief Accounting Officer of First Midwest from December 2014 to February 2022. Vice President and Financial Reporting Manager of First Midwest from April 2013 to November 2014. Director in the Assurance Services practice of McGladrey LLP from September 2006 to April 2013.	45
James C. Ryan, III	Chairman of the Board of Directors of the Company since February 2024. Chief Executive Officer of the Company since May 2019. Chairman and CEO of the Company from May 2019 to February 2022. Senior Executive Vice President and Chief Financial Officer of the Company from May 2016 to May 2019. Director of Corporate Development and Mortgage Banking of the Company from July 2009 to May 2016, Integration Executive of the Company from February 2006 to July 2009. Treasurer of the Company from March 2005 to February 2007.	52
Mark G. Sander	President and Chief Operating Officer of the Company since February 2022. Previously, President and Chief Operating Officer of First Midwest from 2019 to February 2022. Director at First Midwest from 2014 to February 2022. Senior Executive Vice President and Chief Operating Officer of First Midwest from 2011 to 2019. Previously held executive level positions in Commercial Banking with Associated Banc-Corp, Bank of America, and LaSalle Bank.	65
James A. Sandgren	Chief Executive Officer, Commercial Banking of the Company since February 2022. Previously, President and Chief Operating Officer of the Company from May 2016 to February 2022. Executive Vice President and Chief Banking Officer of the Company from April 2014 to May 2016. Executive Vice President and Regional CEO of the Company from May 2007 to April 2014. Executive Vice President and Southern Division Chief Credit Officer from January 2004 to May 2007.	57
Brent R. Tischler	Chief Executive Officer, Community Banking of the Company since August 2022. Previously, Executive Vice President and Head of Retail Banking at Associated Bank from June 2016 to August 2022. Executive Vice President and Head of Payments & Direct Channels at Associated Bank from February 2014 to May 2016. Senior Vice President and Director of Channel Optimization at Associated Bank from April 2011 to January 2014.	48
Kendra L. Vanzo	Chief Administrative Officer of the Company since March 2021. Executive Vice President, Chief Administrative Officer of the Company from January 2020 to March 2021. Executive Vice President and Chief People Officer from May 2018 to January 2020. Executive Vice President, Associate Engagement and Integrations Officer from June 2014 to May 2018. Executive Vice President and Chief Human Resources Officer from January 2010 to June 2014. Senior Vice President and Chief Human Resources Officer from March 2007 to January 2010.	57
Information relating to our Board of Directors and additional information required in response to this item has been omitted from this report pursuant to General Instruction G(3) of Form 10-K as Old National will file with the SEC its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2023. The applicable information appearing in the Proxy Statement for the 2024 annual meeting is incorporated by reference.
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
ITEM 11.    EXECUTIVE COMPENSATION
This information is omitted from this report pursuant to General Instruction G(3) of Form 10-K as Old National will file with the SEC its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2023. The applicable information appearing in our Proxy Statement for the 2024 annual meeting is incorporated by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
This information is omitted from this report (with the exception of the “Equity Compensation Plan Information”) pursuant to General Instruction G(3) of Form 10-K as Old National will file with the SEC its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2023. The applicable information appearing in the Proxy Statement for the 2024 annual meeting is incorporated by reference.
EQUITY COMPENSATION PLAN INFORMATION
The following table contains information concerning the ICP approved by the Company’s shareholders, as of December 31, 2023.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,108,473	$16.88	7,635,825

Equity compensation plans not approved by security holders	—	—	—
Total	3,108,473	$16.88	7,635,825
At December 31, 2023, 7.6 million shares remain available for issuance under the ICP.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
This information is omitted from this report pursuant to General Instruction G(3) of Form 10-K as Old National will file with the SEC its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2023. The applicable information appearing in the Proxy Statement for the 2024 annual meeting is incorporated by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
This information is omitted from this report pursuant to General Instruction G(3) of Form 10-K as Old National will file with the SEC its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2023. The applicable information appearing in the Proxy Statement for the 2024 annual meeting is incorporated by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.Financial Statements:
The following consolidated financial statements of the registrant and its subsidiaries are filed as part of this report under “Item 8. Financial Statements and Supplementary Data.”
•Report of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets – December 31, 2023 and 2022
•Consolidated Statements of Income – Years Ended December 31, 2023, 2022, and 2021
•Consolidated Statements of Comprehensive Income (Loss) – Years Ended December 31, 2023, 2022, and 2021
•Consolidated Statements of Changes in Shareholders’ Equity – Years Ended December 31, 2023, 2022, and 2021
•Consolidated Statements of Cash Flows – Years Ended December 31, 2023, 2022, and 2021
•Notes to Consolidated Financial Statements
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

2.2
Agreement and Plan of Merger dated as of October 26, 2023 by and between Old National and CapStar Financial Holdings, Inc. (the schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2023).

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

4.1	Description of Old National Bancorp capital stock (incorporated by reference to Exhibit 4.1 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2022).

4.2	Description of Old National Bancorp debt securities (incorporated by reference to Exhibit 4.2 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2019).

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

10.2(1)
Form of 2020 Relative Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10.21 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.3(1)
Form of 2020 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10.22 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.4(1)
Old National Bancorp Amended and Restated 2020 Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.23 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.5(1)
First Amendment of the Old National Bancorp Amended and Restated 2020 Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2022).

10.6(1)
Second Amendment of the Old National Bancorp Amended and Restated 2020 Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2022).

10.7(1)
Old National Bancorp Amended and Restated 2020 Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.24 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.8(1)
First Amendment of the Old National Bancorp Amended and Restated 2020 Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2022).

10.9(1)
Second Amendment of the Old National Bancorp Amended and Restated 2020 Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.12 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2022).

10.10(1)
Third Amendment of the Old National Bancorp Amended and Restated 2020 Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2022).

10.11(1)
First Midwest Bancorp, Inc. Deferred Compensation Plan for Nonemployee Directors (incorporated by reference to Exhibit 10.14 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2022).

10.12(1)
Amendment of the First Midwest Bancorp, Inc. Deferred Compensation Plan for Nonemployee Directors (incorporated by reference to Exhibit 10.15 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2022).

10.13(1)	First Midwest Bancorp, Inc. Nonqualified Retirement Plan (incorporated by reference to Exhibit 10.16 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2022).

10.14(1)
Amendment of the First Midwest Bancorp, Inc. Nonqualified Retirement Plan (incorporated by reference to Exhibit 10.17 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2022).

10.15(1)	First Midwest Bancorp, Inc. Nonqualified Stock Option Gain Deferral Plan (incorporated by reference to Exhibit 10.18 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2022).

10.16(1)
Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2017).

10.17(1)
Amendment of the Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Appendix I of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 8, 2021).

10.18(1)
Second Amendment of the Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Appendix III of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 8, 2022).

10.19(1)	Old National Bancorp Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.22 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2022).

10.20(1)
Form of 2021 Internal Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10.1 of Old National’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 28, 2021).

10.21(1)
Form of 2021 Relative Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10.2 of Old National’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 28, 2021).

10.22(1)
Form of 2021 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10.3 of Old National’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 28, 2021).

10.23(1)
Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-258774 filed with the Securities and Exchange Commission on August 13, 2021).

10.24(1)
Form of 2022 Relative TSR Performance Units Award Agreement between Old National and certain key associates pursuant to the Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan, as further amended (incorporated by reference to Exhibit 10.1 of Old National’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2022).

10.25(1)
Form of 2022 ROATCE Performance Units Award Agreement between Old National and certain key associates pursuant to the Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan, as further amended (incorporated by reference to Exhibit 10.2 of Old National’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2022).

10.26(1)
Form of 2022 Restricted Stock Award Agreements between Old National and certain key associates pursuant to the Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan, as further amended (incorporated by reference to Exhibit 10.3 of Old National’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2022).

10.27(1)
Form of 2022 Performance Units Integration Award Agreement between Old National and certain key associates pursuant to the Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan, as further amended (incorporated by reference to Exhibit 10.4 of Old National’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2022).

10.28(1)
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

10.30(1)
Letter Agreement, dated May 30, 2021, by and between Old National Bancorp and James A. Sandgren (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2021).

10.31(1)
Employment Agreement, amended and restated as of January 18, 2019, by and between First Midwest Bancorp, Inc. (as predecessor to Old National Bancorp) and Michael L. Scudder (incorporated by reference to Exhibit 10.35 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2022).

10.32(1)
Confidentiality and Restrictive Covenants Agreement, dated as of June 18, 2018, by and between the First Midwest Bancorp, Inc. (as predecessor to Old National Bancorp) and Michael L. Scudder (incorporated by reference to Exhibit 10.36 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2022).

10.33(1)
Letter Agreement, dated May 30, 2021, by and between First Midwest Bancorp, Inc. (as predecessor to Old National Bancorp) and Michael L. Scudder (incorporated by reference to Exhibit 10.37 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2022).

10.34(1)
Employment Agreement, dated as of January 18, 2019, by and between First Midwest Bancorp, Inc. (as predecessor to Old National Bancorp) and Mark G. Sander (incorporated by reference to Exhibit 10.38 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2022).

10.35(1)
Confidentiality and Restrictive Covenants Agreement, dated as of January 18, 2019, by and between the First Midwest Bancorp, Inc. (as predecessor to Old National Bancorp) and Mark G. Sander (incorporated by reference to Exhibit 10.39 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2022).

10.36(1)
Letter Agreement, dated May 30, 2021, by and between First Midwest Bancorp, Inc. (as predecessor to Old National Bancorp) and Mark G. Sander (incorporated by reference to Exhibit 10.40 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2022).

10.37(1)
Form of Employment Agreement dated as of June 28, 2023 between Old National and each of its named executive officers, James C. Ryan III; Mark G. Sander, Brendon B. Falconer; James A. Sandgren; and Kendra L. Vanzo (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2023).

10.38(1)
Form of Confidentiality and Restrictive Covenants Agreement, dated as of June 28, 2023, by and between Old National and each of its named executive officers, James C. Ryan III; Mark G. Sander, Brendon B. Falconer; James A. Sandgren; and Kendra L. Vanzo (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2023).

21	Subsidiaries of Old National Bancorp

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of Crowe LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Old National Bancorp Clawback Policy

101
The following materials from Old National Bancorp’s Annual Report on Form 10-K Report for the year ended December 31, 2023, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from Old National’s Annual Report on Form 10-K Report for the year ended December 31, 2023, formatted in inline XBRL and contained in Exhibit 101.

(1) Management contract or compensatory plan or arrangement
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Old National has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
OLD NATIONAL BANCORP

By:	/s/ James C. Ryan, III	Date:	February 22, 2024
James C. Ryan, III,
Chairman and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 22, 2024, by the following persons on behalf of Old National and in the capacities indicated.

By:	/s/ Brendon B. Falconer	By:	/s/ Thomas E. Salmon
	Brendon B. Falconer,		Thomas E. Salmon, Director
Senior Executive Vice President and Chief
	Financial Officer (Principal Financial Officer)	By:	/s/ Rebecca S. Skillman
Rebecca S. Skillman, Lead Independent
By:	/s/ Barbara A. Boigegrain		Director
Barbara A. Boigegrain, Director
		By:	/s/ Michael J. Small
By:	/s/ Thomas L. Brown		Michael J. Small, Director
Thomas L. Brown, Director
		By:	/s/ Derrick J. Stewart
By:	/s/ Kathryn J. Hayley		Derrick J. Stewart, Director
Kathryn J. Hayley, Director
		By:	/s/ Stephen C. Van Arsdell
By:	/s/ Peter J. Henseler		Stephen C. Van Arsdell, Director
Peter J. Henseler, Director
		By:	/s/ Katherine E. White
By:	/s/ Daniel S. Hermann		Katherine E. White, Director
Daniel S. Hermann, Director
		By:	/s/ Angela L. Putnam
By:	/s/ Ryan C. Kitchell		Angela L. Putnam,
	Ryan C. Kitchell, Director		Senior Vice President and Chief Accounting
Officer (Principal Accounting Officer)
By:	/s/ Austin M. Ramirez
Austin M. Ramirez, Director

By:	/s/ Ellen A. Rudnick
Ellen A. Rudnick, Director

By:	/s/ James C. Ryan, III
James C. Ryan, III,
Chairman and Chief Executive Officer
(Principal Executive Officer)