Form 10-Q
period 2024-03-31
OLD NATIONAL BANCORP /IN/
filed 2024-05-01
CIK 707179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The registrant has one class of common stock (no par value) with 318,971,000 shares outstanding at April 30, 2024.

OLD NATIONAL BANCORP
FORM 10-Q

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
As used in this report, references to “Old National,” “the Company,” “we,” “our,” “us,” and similar terms refer to the consolidated entity consisting of Old National Bancorp and its wholly-owned subsidiaries. Old National Bancorp refers solely to the parent holding company, and Old National Bank refers to Old National Bancorp’s wholly-owned bank subsidiary.
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
SOFR: Secured Overnight Financing Rate

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS

(dollars and shares in thousands, except per share data)	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Cash and due from banks	$350,990	$430,866
Money market and other interest-earning investments	588,509	744,192
Total cash and cash equivalents	939,499	1,175,058
Equity securities, at fair value	84,954	80,372
Investment securities - available-for-sale, at fair value (amortized cost $7,834,082 and $7,684,889, respectively)	6,791,652	6,713,055
Investment securities - held-to-maturity, at amortized cost (fair value $2,547,576 and $2,601,188, respectively)	3,001,349	3,013,493
Federal Home Loan Bank/Federal Reserve Bank stock, at cost	365,588	365,588
Loans held-for-sale, at fair value	19,418	32,006
Loans:
Commercial	9,648,269	9,512,230
Commercial real estate	14,653,958	14,140,629
Residential real estate	6,661,379	6,699,443
Consumer	2,659,713	2,639,625
Total loans, net of unearned income	33,623,319	32,991,927
Allowance for credit losses on loans	(319,713)	(307,610)
Net loans	33,303,606	32,684,317
Premises and equipment, net	564,007	565,396
Goodwill	1,998,716	1,998,716
Other intangible assets	96,795	102,250
Company-owned life insurance	767,423	767,902
Accrued interest receivable and other assets	1,601,911	1,591,683
Total assets	$49,534,918	$49,089,836
Liabilities
Deposits:
Noninterest-bearing demand	$9,257,709	$9,664,247
Interest-bearing:
Checking and NOW	7,236,667	7,331,487
Savings	5,020,095	5,099,186
Money market	10,234,113	9,561,116
Time deposits	5,950,834	5,579,144
Total deposits	37,699,418	37,235,180
Federal funds purchased and interbank borrowings	50,416	390
Securities sold under agreements to repurchase	274,493	285,206
Federal Home Loan Bank advances	4,193,039	4,280,681
Other borrowings	813,213	764,870
Accrued expenses and other liabilities	908,931	960,609
Total liabilities	43,939,510	43,526,936
Shareholders’ Equity
Preferred stock, 2,000 shares authorized, 231 shares issued and outstanding	230,500	230,500
Common stock, no par value, $1.00 per share stated value, 600,000 shares authorized, 293,330 and 292,655 shares issued and outstanding, respectively	293,330	292,655
Capital surplus	4,157,542	4,159,924
Retained earnings	1,693,664	1,618,630
Accumulated other comprehensive income (loss), net of tax	(779,628)	(738,809)
Total shareholders’ equity	5,595,408	5,562,900
Total liabilities and shareholders’ equity	$49,534,918	$49,089,836
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
(dollars and shares in thousands, except per share data)	2024	2023
Interest Income
Loans including fees:
Taxable	$487,361	$410,375
Nontaxable	13,102	10,212
Investment securities:
Taxable	75,027	60,801
Nontaxable	10,506	11,163
Money market and other interest-earning investments	9,985	3,098
Total interest income	595,981	495,649
Interest Expense
Deposits	185,439	62,593
Federal funds purchased and interbank borrowings	961	4,839
Securities sold under agreements to repurchase	917	779
Federal Home Loan Bank advances	41,167	37,996
Other borrowings	11,039	7,954
Total interest expense	239,523	114,161
Net interest income	356,458	381,488
Provision for credit losses	18,891	13,437
Net interest income after provision for credit losses	337,567	368,051
Noninterest Income
Wealth and investment services fees	28,304	26,920
Service charges on deposit accounts	17,898	17,003
Debit card and ATM fees	10,054	9,982
Mortgage banking revenue	4,478	3,400
Capital markets income	2,900	6,939
Company-owned life insurance	3,434	3,186
Debt securities gains (losses), net	(16)	(5,216)
Other income	10,470	8,467
Total noninterest income	77,522	70,681
Noninterest Expense
Salaries and employee benefits	149,803	137,364
Occupancy	27,019	28,282
Equipment	8,671	7,389
Marketing	10,634	9,417
Technology	20,023	19,202
Communication	4,000	4,461
Professional fees	6,406	6,732
FDIC assessment	11,313	10,404
Amortization of intangibles	5,455	6,186
Amortization of tax credit investments	2,749	2,761
Other expense	16,244	18,513
Total noninterest expense	262,317	250,711
Income before income taxes	152,772	188,021
Income tax expense	32,488	41,421
Net income	120,284	146,600
Preferred dividends	(4,034)	(4,034)
Net income applicable to common shareholders	$116,250	$142,566
Net income per common share - basic	$0.40	$0.49
Net income per common share - diluted	0.40	0.49
Weighted average number of common shares outstanding - basic	290,980	291,088
Weighted average number of common shares outstanding - diluted	292,207	292,756
Dividends per common share	$0.14	$0.14
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Net income	$120,284	$146,600

Other comprehensive income (loss):

Change in debt securities available-for-sale:
Unrealized holding gains (losses) for the period	(44,709)	24,724
Reclassification adjustment for securities (gains) losses realized in income	16	5,216
Income tax effect	11,242	1,146
Unrealized gains (losses) on available-for-sale securities	(33,451)	31,086

Change in securities held-to-maturity:
Amortization of unrealized losses on securities transferred from available-for-sale	4,318	5,829
Income tax effect	(1,097)	(131)
Changes from securities held-to-maturity	3,221	5,698

Change in hedges:
Net unrealized derivative gains (losses) on hedges	(19,159)	47,849
Reclassification adjustment for (gains) losses realized in net income	4,877	7,292
Income tax effect	3,693	(13,720)
Changes from hedges	(10,589)	41,421

Change in defined benefit pension plans:
Amortization of net (gains) losses recognized in income	—	(188)
Income tax effect	—	47
Changes from defined benefit pension plans	—	(141)
Other comprehensive income (loss), net of tax	(40,819)	78,064
Comprehensive income (loss)	$79,465	$224,664
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2022	$230,500	$292,903	$4,174,265	$1,217,349	$(786,422)	$5,128,595
Net income	—	—	—	146,600	—	146,600
Other comprehensive income (loss)	—	—	—	—	78,064	78,064
Cash dividends:
Common ($0.14 per share)	—	—	—	(41,088)	—	(41,088)
Preferred ($17.50 per share)	—	—	—	(4,034)	—	(4,034)
Common stock issued	—	15	247	—	—	262
Common stock repurchased	—	(2,598)	(41,112)	—	—	(43,710)
Share-based compensation expense	—	—	12,742	—	—	12,742
Stock activity under incentive compensation plans	—	1,602	(1,412)	(195)	—	(5)
Balance, March 31, 2023	$230,500	$291,922	$4,144,730	$1,318,632	$(708,358)	$5,277,426

December 31, 2023	$230,500	$292,655	$4,159,924	$1,618,630	$(738,809)	$5,562,900
Net income	—	—	—	120,284	—	120,284
Other comprehensive income (loss)	—	—	—	—	(40,819)	(40,819)
Cash dividends:
Common ($0.14 per share)	—	—	—	(41,060)	—	(41,060)
Preferred ($17.50 per share)	—	—	—	(4,034)	—	(4,034)
Common stock issued	—	17	248	—	—	265
Common stock repurchased	—	(434)	(6,748)	—	—	(7,182)
Share-based compensation expense	—	—	5,491	—	—	5,491
Stock activity under incentive compensation plans	—	1,092	(1,373)	(156)	—	(437)
Balance, March 31, 2024	$230,500	$293,330	$4,157,542	$1,693,664	$(779,628)	$5,595,408
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Cash Flows From Operating Activities
Net income	$120,284	$146,600
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	9,678	9,121
Amortization of other intangible assets	5,455	6,186
Amortization of tax credit investments	2,749	2,761
Net premium amortization on investment securities	1,133	3,603
Accretion income related to acquired loans	(3,612)	(6,410)
Share-based compensation expense	5,491	12,742
Provision for credit losses	18,891	13,437
Debt securities (gains) losses, net	16	5,216
Net (gains) losses on sales of loans and other assets	(1,245)	829
Increase in cash surrender value of company-owned life insurance	(3,434)	(3,186)
Residential real estate loans originated for sale	(112,818)	(65,148)
Proceeds from sales of residential real estate loans	112,552	67,468
(Increase) decrease in interest receivable	5,349	1,533
(Increase) decrease in other assets	14,135	(3,833)
Increase (decrease) in accrued expenses and other liabilities	(70,391)	(137,230)
Net cash flows provided by (used in) operating activities	104,233	53,689
Cash Flows From Investing Activities
Purchases of investment securities available-for-sale	(483,506)	(44,413)
Purchases of investment securities held-to-maturity	—	(1,941)
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	—	(99,158)
Purchases of equity securities	(3,791)	(20,807)
Proceeds from maturities, prepayments, and calls of investment securities available-for-sale	318,810	164,893
Proceeds from sales of investment securities available-for-sale	15,195	51,522
Proceeds from maturities, prepayments, and calls of investment securities held-to-maturity	15,619	24,744
Proceeds from sales of equity securities	1,834	615
Loan originations and payments, net	(639,530)	(708,752)
Proceeds from sales of commercial loans	13,819	—
Proceeds from company-owned life insurance death benefits	3,891	2,257
Proceeds from sales of premises and equipment and other assets	—	1,410
Purchases of premises and equipment and other assets	(8,482)	(10,456)
Net cash flows provided by (used in) investing activities	(766,141)	(640,086)
Cash Flows From Financing Activities
Net increase (decrease) in:
Deposits	464,238	(83,038)
Federal funds purchased and interbank borrowings	50,026	37,466
Securities sold under agreements to repurchase	(10,713)	(39,786)
Other borrowings	49,809	(4,002)
Payments for maturities of Federal Home Loan Bank advances	(825,000)	(750,150)
Proceeds from Federal Home Loan Bank advances	750,000	1,900,000
Cash dividends paid	(45,094)	(45,122)
Common stock repurchased	(7,182)	(43,710)
Common stock issued	265	262
Net cash flows provided by (used in) financing activities	426,349	971,920
Net increase (decrease) in cash and cash equivalents	(235,559)	385,523
Cash and cash equivalents at beginning of period	1,175,058	728,412
Cash and cash equivalents at end of period	$939,499	$1,113,935

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) – (Continued)

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Supplemental cash flow information:
Total interest paid	$241,927	$104,917
Total income taxes paid (net of refunds)	2,429	1,182
Operating lease right-of-use assets obtained in exchange for lease obligations	(193)	222
Finance lease right-of-use assets obtained in exchange for lease obligations	10,400	9,141
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned subsidiaries (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of March 31, 2024 and December 31, 2023, and the results of its operations for the three months ended March 31, 2024 and 2023. Interim results do not necessarily represent annual results. Certain information and disclosures normally included in notes to consolidated annual financial statements prepared in accordance with GAAP have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to SEC rules and regulations. These financial statements should be read in conjunction with Old National’s Annual Report on Form 10-K for the year ended December 31, 2023.
All intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current presentation. Such reclassifications had no effect on prior period net income or shareholders’ equity and were insignificant amounts.
NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Guidance Adopted in 2024
FASB ASC 820 – In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, to clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The adoption of this guidance on January 1, 2024 did not have a material impact on the consolidated financial statements.
FASB ASC 323 – In March 2023, the FASB issued ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, which allows reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The adoption of this guidance on a modified retrospective basis on January 1, 2024 did not have a material impact on the consolidated financial statements.
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
The amendments in this ASU are effective March 12, 2020 through December 31, 2024. As of March 31, 2024, substantially all of the Company’s LIBOR exposure was addressed and remaining LIBOR-based contracts are expected to transition to alternate reference rates at their next index reset dates. Old National believes the adoption of this guidance on activities subsequent to March 31, 2024 will not have a material impact on the consolidated financial statements.

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
NOTE 3 – ACQUISITION AND DIVESTITURE ACTIVITY
Pending Acquisition
CapStar Financial Holdings, Inc.
On October 26, 2023, Old National announced that it had entered into a definitive merger agreement to acquire CapStar Financial Holdings, Inc. (“CapStar”) and its wholly-owned subsidiary, CapStar Bank, in an all-stock transaction. On April 1, 2024, Old National completed its acquisition of CapStar. This partnership strengthens Old National’s Nashville, Tennessee presence and adds several new high-growth markets. At closing, CapStar had approximately $3.0 billion of total assets, $2.3 billion of total loans, and $2.6 billion of deposits. Under the terms of the merger agreement, each outstanding share of CapStar common stock was converted into the right to receive 1.155 shares of Old National common stock plus cash in lieu of fractional shares, resulting in consideration paid of $418 million based on Old National’s stock price of $17.41 per share at close. Old National expects systems conversions related to the transaction to be completed in the third quarter of 2024.

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
The following table presents the calculation of basic and diluted net income per common share:

	Three Months Ended March 31,
(dollars and shares in thousands, except per share data)	2024	2023
Net income	$120,284	$146,600
Preferred dividends	(4,034)	(4,034)
Net income applicable to common shares	$116,250	$142,566

Weighted average common shares outstanding:
Weighted average common shares outstanding (basic)	290,980	291,088
Effect of dilutive securities:
Restricted stock	1,227	1,666
Stock appreciation rights	—	2
Weighted average diluted shares outstanding	292,207	292,756
Basic Net Income Per Common Share	$0.40	$0.49
Diluted Net Income Per Common Share	$0.40	$0.49

NOTE 5 – INVESTMENT SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolios and the corresponding amounts of gross unrealized gains, unrealized losses, and basis adjustments in AOCI and gross unrecognized gains and losses.

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Basis Adjustments (1)	Fair Value
March 31, 2024
Available-for-Sale
U.S. Treasury	$291,538	$19	$(9,956)	$(48,550)	$233,051
U.S. government-sponsored entities and agencies	1,448,561	—	(184,941)	(80,601)	1,183,019
Mortgage-backed securities - Agency	5,223,119	1,996	(675,092)	—	4,550,023
States and political subdivisions	537,930	404	(24,180)	950	515,104
Pooled trust preferred securities	13,800	—	(2,526)	—	11,274
Other securities	319,134	391	(20,344)	—	299,181
Total available-for-sale securities	$7,834,082	$2,810	$(917,039)	$(128,201)	$6,791,652
Held-to-Maturity
U.S. government-sponsored entities and agencies	$827,684	$—	$(164,949)	$—	$662,735
Mortgage-backed securities - Agency	1,016,858	—	(159,201)	—	857,657
States and political subdivisions	1,156,957	864	(130,487)	—	1,027,334
Allowance for securities held-to-maturity	(150)	—	—	—	(150)
Total held-to-maturity securities	$3,001,349	$864	$(454,637)	$—	$2,547,576

December 31, 2023
Available-for-Sale
U.S. Treasury	$449,817	$154	$(11,941)	$(41,297)	$396,733
U.S. government-sponsored entities and agencies	1,487,879	33	(192,717)	(63,931)	1,231,264
Mortgage-backed securities - Agency	4,835,319	3,093	(621,852)	—	4,216,560
States and political subdivisions	554,509	878	(23,057)	2,930	535,260
Pooled trust preferred securities	13,797	—	(2,460)	—	11,337
Other securities	343,568	449	(22,116)	—	321,901
Total available-for-sale securities	$7,684,889	$4,607	$(874,143)	$(102,298)	$6,713,055
Held-to-Maturity
U.S. government-sponsored entities and agencies	$825,953	$—	$(154,827)	$—	$671,126
Mortgage-backed securities - Agency	1,029,131	—	(147,137)	—	881,994
States and political subdivisions	1,158,559	1,800	(112,141)	—	1,048,218
Allowance for securities held-to-maturity	(150)	—	—	—	(150)
Total held-to-maturity securities	$3,013,493	$1,800	$(414,105)	$—	$2,601,188
(1)    Basis adjustments represent the amount of fair value hedging adjustments included in the carrying amounts of fixed-rate investment securities assets designated in fair value hedging arrangements. See Note 15 to the consolidated financial statements for additional information regarding these derivative financial instruments.
Substantially all of the mortgage-backed securities in the investment portfolio are residential mortgage-backed securities.
Proceeds from sales or calls of available-for-sale investment securities and the resulting realized gains and realized losses were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Proceeds	$61,250	$57,955
Realized gains	3	909
Realized losses	(19)	(6,125)

The table below shows the amortized cost and fair value of the investment securities portfolio by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yield is based on amortized cost.

	March 31, 2024
(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Maturity
Available-for-Sale
Within one year	$177,458	$174,950	3.39%
One to five years	1,991,571	1,848,581	3.44
Five to ten years	4,193,417	3,608,726	2.57
Beyond ten years	1,471,636	1,159,395	2.58
Total	$7,834,082	$6,791,652	2.81%
Held-to-Maturity
Within one year	$157	$147	2.23%
One to five years	160,838	132,056	2.63
Five to ten years	1,161,402	1,006,755	2.62
Beyond ten years	1,678,952	1,408,618	2.73
Total	$3,001,349	$2,547,576	2.68%
The following table summarizes the available-for-sale investment securities with unrealized losses for which an allowance for credit losses has not been recorded by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2024
Available-for-Sale
U.S. Treasury	$13,882	$(77)	$183,031	$(9,879)	$196,913	$(9,956)
U.S. government-sponsored entities and agencies	3,983	(74)	1,179,036	(184,867)	1,183,019	(184,941)
Mortgage-backed securities - Agency	498,441	(4,781)	3,710,045	(670,311)	4,208,486	(675,092)
States and political subdivisions	132,681	(691)	282,382	(23,489)	415,063	(24,180)
Pooled trust preferred securities	—	—	11,274	(2,526)	11,274	(2,526)
Other securities	36,511	(133)	215,927	(20,211)	252,438	(20,344)
Total available-for-sale	$685,498	$(5,756)	$5,581,695	$(911,283)	$6,267,193	$(917,039)

December 31, 2023
Available-for-Sale
U.S. Treasury	$8,937	$(42)	$191,027	$(11,899)	$199,964	$(11,941)
U.S. government-sponsored entities and agencies	—	—	1,189,314	(192,717)	1,189,314	(192,717)
Mortgage-backed securities - Agency	90,145	(710)	3,835,552	(621,142)	3,925,697	(621,852)
States and political subdivisions	86,865	(495)	259,767	(22,562)	346,632	(23,057)
Pooled trust preferred securities	—	—	11,337	(2,460)	11,337	(2,460)
Other securities	39,032	(229)	255,888	(21,887)	294,920	(22,116)
Total available-for-sale	$224,979	$(1,476)	$5,742,885	$(872,667)	$5,967,864	$(874,143)

The following table summarizes the held-to-maturity investment securities with unrecognized losses aggregated by major security type and length of time in a continuous loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
March 31, 2024
Held-to-Maturity
U.S. government-sponsored entities and agencies	$—	$—	$662,735	$(164,949)	$662,735	$(164,949)
Mortgage-backed securities - Agency	—	—	857,657	(159,201)	857,657	(159,201)
States and political subdivisions	19,953	(100)	957,362	(130,387)	977,315	(130,487)
Total held-to-maturity	$19,953	$(100)	$2,477,754	$(454,537)	$2,497,707	$(454,637)

December 31, 2023
Held-to-Maturity
U.S. government-sponsored entities and agencies	$—	$—	$671,126	$(154,827)	$671,126	$(154,827)
Mortgage-backed securities - Agency	—	—	881,994	(147,137)	881,994	(147,137)
States and political subdivisions	—	—	977,154	(112,141)	977,154	(112,141)
Total held-to-maturity	$—	$—	$2,530,274	$(414,105)	$2,530,274	$(414,105)
The unrecognized losses on held-to-maturity investment securities presented in the table above do not include unrecognized losses on securities that were transferred from available-for-sale to held-to-maturity totaling $123.3 million at March 31, 2024 and $127.6 million at December 31, 2023. These unrecognized losses are included as a separate component of shareholders’ equity and are being amortized over the remaining term of the securities.
No allowance for credit losses on available-for-sale debt securities was needed at March 31, 2024 or December 31, 2023.
An allowance on held-to-maturity debt securities is maintained for certain municipal bonds to account for expected lifetime credit losses. Substantially all of the U.S. government-sponsored entities and agencies and agency mortgage-backed securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. Therefore, for those securities, we do not record expected credit losses. The allowance for credit losses on held-to-maturity debt securities was $0.2 million at March 31, 2024 and December 31, 2023. Accrued interest receivable on the securities portfolio is excluded from the estimate of credit losses and totaled $40.3 million at March 31, 2024 and $50.3 million at December 31, 2023.
At March 31, 2024, Old National’s securities portfolio consisted of 2,941 securities, 2,702 of which were in an unrealized loss position. The unrealized losses attributable to our U.S. Treasury, U.S. government-sponsored entities and agencies, agency mortgage-backed securities, states and political subdivisions, and other securities are the result of fluctuations in interest rates and market movements. Old National’s pooled trust preferred securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. At March 31, 2024, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.
Old National’s pooled trust preferred securities have experienced credit defaults. However, we believe that the value of the instruments lies in the full and timely interest payments that will be received through maturity, the steady amortization that will be experienced until maturity, and the full return of principal by the final maturity of the collateralized debt obligations. Old National did not recognize any losses on these securities for the three months ended March 31, 2024 or 2023.
Equity Securities
Equity securities consist of mutual funds for Community Reinvestment Act qualified investments and diversified investment securities held in a grantor trust for participants in the Company’s nonqualified deferred compensation plan. Old National’s equity securities with readily determinable fair values totaled $85.0 million at March 31, 2024 and $80.4 million at December 31, 2023. There were gains on equity securities of $0.3 million during the three months ended March 31, 2024, compared to losses of $0.8 million during the three months ended March 31, 2023.

Alternative Investments
Old National has alternative investments without readily determinable fair values that are included in other assets totaling $474.7 million at March 31, 2024, consisting of $270.6 million of illiquid investments in partnerships, limited liability companies, and other ownership interests that support affordable housing and $204.1 million of economic development and community revitalization initiatives in low-to-moderate income neighborhoods. These alternative investments totaled $449.3 million at December 31, 2023. There have been no impairments or adjustments on equity securities without readily determinable fair values, except for amortization of tax credit investments in the three months ended March 31, 2024 and 2023. See Note 9 to the consolidated financial statements for detail regarding these investments.
NOTE 6 – LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans
Old National’s loans consist primarily of loans made to consumers and commercial clients in many diverse industries, including real estate rental and leasing, manufacturing, healthcare, wholesale trade, construction, and agriculture, among others. Most of Old National’s lending activity occurs within our principal geographic markets in the Midwest region of the United States. Old National manages concentrations of credit exposure by industry, product, geography, client relationship, and loan size.
Old National has loan participations, which qualify as participating interests, with other financial institutions. At March 31, 2024, these loans totaled $3.0 billion, of which $1.3 billion had been sold to other financial institutions and $1.7 billion was retained by Old National. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.

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

	Balance Sheet Line Item	Portfolio Segment Reclassifications	Portfolio Segment After Reclassifications

(dollars in thousands)
March 31, 2024
Commercial (1)	$9,648,269	$(232,045)	$9,416,224
Commercial real estate	14,653,958	(172,659)	14,481,299
BBCC	N/A	404,704	404,704
Residential real estate	6,661,379	—	6,661,379
Consumer	2,659,713	(2,659,713)	N/A
Indirect	N/A	1,091,998	1,091,998
Direct	N/A	506,305	506,305
Home equity	N/A	1,061,410	1,061,410
Total loans (2)	$33,623,319	$—	$33,623,319
Allowance for credit losses on loans	(319,713)	—	(319,713)
Net loans	$33,303,606	$—	$33,303,606

December 31, 2023
Commercial (1)	$9,512,230	$(232,764)	$9,279,466
Commercial real estate	14,140,629	(169,058)	13,971,571
BBCC	N/A	401,822	401,822
Residential real estate	6,699,443	—	6,699,443
Consumer	2,639,625	(2,639,625)	N/A
Indirect	N/A	1,050,982	1,050,982
Direct	N/A	523,172	523,172
Home equity	N/A	1,065,471	1,065,471
Total loans (2)	$32,991,927	$—	$32,991,927
Allowance for credit losses on loans	(307,610)	—	(307,610)
Net loans	$32,684,317	$—	$32,684,317
(1)Includes direct finance leases of $161.7 million at March 31, 2024 and $169.7 million at December 31, 2023.
(2)    Includes unearned income of $88.9 million at March 31, 2024 and $93.7 million at December 31, 2023.
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
At 242%, Old National Bank’s applicable investor commercial real estate loans as a percentage of its Tier 1 capital plus the allowance for credit losses attributable to loans and leases remained below the regulatory guideline limit of 300% at March 31, 2024.
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

(dollars in thousands)	Balance at Beginning of Period	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Period
Three Months Ended March 31, 2024
Commercial	$118,333	$(3,659)	$334	$8,429	$123,437
Commercial real estate	155,099	(6,641)	1,035	11,147	160,640
BBCC	2,887	(76)	18	334	3,163
Residential real estate	20,837	—	19	1,043	21,899
Indirect	1,236	(1,138)	332	788	1,218
Direct	3,169	(2,428)	487	1,724	2,952
Home equity	6,049	(78)	45	388	6,404
Total	$307,610	$(14,020)	$2,270	$23,853	$319,713

Three Months Ended March 31, 2023
Commercial	$120,612	$(12,423)	$283	$17,296	$125,768
Commercial real estate	138,244	(1,189)	263	(1,970)	135,348
BBCC	2,431	(28)	73	(160)	2,316
Residential real estate	21,916	(23)	72	(1,758)	20,207
Indirect	1,532	(1,197)	412	687	1,434
Direct	12,116	(3,238)	581	(2,693)	6,766
Home equity	6,820	(82)	67	67	6,872
Total	$303,671	$(18,180)	$1,751	$11,469	$298,711
Accrued interest receivable on loans is excluded from the estimate of credit losses and totaled $171.6 million at March 31, 2024, compared to $169.8 million at December 31, 2023.

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

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Allowance for credit losses on unfunded loan commitments:
Balance at beginning of period	$31,226	$32,188
Provision (release) for credit losses on unfunded loan commitments	(4,962)	1,968
Balance at end of period	$26,264	$34,156
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

The following table summarizes the amortized cost of term loans by risk category of commercial, commercial real estate, and BBCC loans by loan portfolio segment, class of loan, and origination year:

(dollars in thousands)	Origination Year							Revolving to Term
	2024	2023	2022	2021	2020	Prior	Revolving		Total
March 31, 2024
Commercial:
Pass	$410,201	$1,750,748	$1,366,887	$874,692	$478,725	$799,327	$2,162,262	$891,572	$8,734,414
Criticized	1,087	23,697	66,438	16,667	36,943	50,076	123,117	15,698	333,723
Classified:
Substandard	6,680	8,148	37,790	32,816	33,303	27,990	60,662	67,681	275,070
Nonaccrual	—	8,206	—	—	—	1,623	603	2,285	12,717
Doubtful	—	12,237	35,110	6,343	4,523	2,087	—	—	60,300
Total	$417,968	$1,803,036	$1,506,225	$930,518	$553,494	$881,103	$2,346,644	$977,236	$9,416,224
Commercial real estate:
Pass	$461,150	$2,274,374	$3,680,370	$2,438,872	$1,479,830	$2,057,232	$98,657	$988,203	$13,478,688
Criticized	7,746	51,975	48,071	132,220	38,258	112,902	7,869	80,231	479,272
Classified:
Substandard	280	10,079	66,381	37,954	33,966	142,537	—	57,157	348,354
Nonaccrual	—	206	19,344	11,850	2,599	19,159	—	2,465	55,623
Doubtful	—	5,217	21,775	24,349	2,224	65,797	—	—	119,362
Total	$469,176	$2,341,851	$3,835,941	$2,645,245	$1,556,877	$2,397,627	$106,526	$1,128,056	$14,481,299
BBCC:
Pass	$20,205	$82,522	$63,561	$41,025	$35,964	$41,883	$65,020	$31,595	$381,775
Criticized	122	—	571	872	528	324	2,004	10,003	14,424
Classified:
Substandard	73	444	191	248	126	82	575	994	2,733
Nonaccrual	—	—	—	470	—	1,169	—	1,962	3,601
Doubtful	—	904	564	229	252	222	—	—	2,171
Total	$20,400	$83,870	$64,887	$42,844	$36,870	$43,680	$67,599	$44,554	$404,704

(dollars in thousands)	Origination Year							Revolving to Term
	2023	2022	2021	2020	2019	Prior	Revolving		Total
December 31, 2023
Commercial:
Pass	$1,826,289	$1,573,669	$985,964	$520,883	$450,911	$495,979	$2,051,985	$651,953	$8,557,633
Criticized	20,038	90,031	19,953	36,906	25,756	47,357	89,765	44,348	374,154
Classified:
Substandard	27,271	41,164	27,990	37,618	10,461	29,981	72,703	56,716	303,904
Nonaccrual	32	7,034	—	—	823	3,411	—	5,461	16,761
Doubtful	—	7,261	5,925	4,875	1,742	7,211	—	—	27,014
Total	$1,873,630	$1,719,159	$1,039,832	$600,282	$489,693	$583,939	$2,214,453	$758,478	$9,279,466
Commercial real estate:
Pass	$2,177,841	$3,515,702	$2,563,638	$1,576,044	$1,010,351	$1,161,119	$103,332	$960,386	$13,068,413
Criticized	69,648	69,946	68,708	27,059	52,107	95,896	3,893	64,730	451,987
Classified:
Substandard	26,638	56,423	21,401	28,983	61,186	49,558	—	48,760	292,949
Nonaccrual	—	21,919	10,706	1,975	1,634	8,632	—	1,400	46,266
Doubtful	5,360	429	30,897	2,306	37,777	35,187	—	—	111,956
Total	$2,279,487	$3,664,419	$2,695,350	$1,636,367	$1,163,055	$1,350,392	$107,225	$1,075,276	$13,971,571
BBCC:
Pass	$81,102	$64,583	$44,307	$38,086	$27,557	$19,028	$68,807	$33,361	$376,831
Criticized	—	—	857	700	1,001	349	2,144	12,728	17,779
Classified:
Substandard	436	193	252	—	—	604	15	1,006	2,506
Nonaccrual	—	—	482	—	4	1,105	—	1,402	2,993
Doubtful	302	727	254	286	60	84	—	—	1,713
Total	$81,840	$65,503	$46,152	$39,072	$28,622	$21,170	$70,966	$48,497	$401,822

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

	Origination Year							Revolving to Term
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving		Total
March 31, 2024
Residential real estate:
Risk Rating:
Performing	$52,693	$475,237	$1,494,593	$1,857,010	$1,615,143	$1,119,364	$74	$243	$6,614,357
Nonperforming	—	1,366	6,461	6,151	3,771	29,273	—	—	47,022
Total	$52,693	$476,603	$1,501,054	$1,863,161	$1,618,914	$1,148,637	$74	$243	$6,661,379
Indirect:
Risk Rating:
Performing	$139,067	$373,733	$321,837	$143,848	$69,757	$39,133	$—	$215	$1,087,590
Nonperforming	—	695	1,668	1,110	450	485	—	—	4,408
Total	$139,067	$374,428	$323,505	$144,958	$70,207	$39,618	$—	$215	$1,091,998
Direct:
Risk Rating:
Performing	$19,941	$92,696	$123,339	$82,175	$29,248	$73,369	$79,443	$611	$500,822
Nonperforming	—	18	522	386	658	3,886	3	10	5,483
Total	$19,941	$92,714	$123,861	$82,561	$29,906	$77,255	$79,446	$621	$506,305
Home equity:
Risk Rating:
Performing	$—	$2	$396	$299	$—	$4,911	$1,012,484	$25,360	$1,043,452
Nonperforming	—	1	7	131	242	4,688	3,618	9,271	17,958
Total	$—	$3	$403	$430	$242	$9,599	$1,016,102	$34,631	$1,061,410

	Origination Year							Revolving to Term
	2023	2022	2021	2020	2019	Prior	Revolving		Total
December 31, 2023
Residential real estate:
Risk Rating:
Performing	$453,743	$1,508,671	$1,836,078	$1,705,131	$430,783	$722,987	$—	$279	$6,657,672
Nonperforming	116	4,563	4,004	3,375	4,078	25,635	—	—	41,771
Total	$453,859	$1,513,234	$1,840,082	$1,708,506	$434,861	$748,622	$—	$279	$6,699,443
Indirect:
Risk Rating:
Performing	$393,369	$355,822	$162,735	$82,871	$37,967	$13,815	$—	$196	$1,046,775
Nonperforming	372	1,472	1,207	547	318	291	—	—	4,207
Total	$393,741	$357,294	$163,942	$83,418	$38,285	$14,106	$—	$196	$1,050,982
Direct:
Risk Rating:
Performing	$109,372	$90,310	$92,491	$48,387	$29,659	$67,129	$75,080	$4,852	$517,280
Nonperforming	67	531	517	560	210	3,872	124	11	5,892
Total	$109,439	$90,841	$93,008	$48,947	$29,869	$71,001	$75,204	$4,863	$523,172
Home equity:
Risk Rating:
Performing	$290	$164	$160	$140	$679	$4,483	$1,019,389	$23,918	$1,049,223
Nonperforming	—	310	328	404	741	4,327	2,844	7,294	16,248
Total	$290	$474	$488	$544	$1,420	$8,810	$1,022,233	$31,212	$1,065,471

The following table summarizes the gross charge-offs of loans by loan portfolio segment and origination year:

	Origination Year
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Three Months Ended March 31, 2024
Commercial	$—	$—	$3,481	$33	$8	$4	$133	$3,659
Commercial real estate	—	—	—	2,176	—	4,465	—	6,641
BBCC	—	—	76	—	—	—	—	76
Residential real estate	—	—	—	—	—	—	—	—
Indirect	—	370	472	225	33	38	—	1,138
Direct	—	116	576	529	113	223	871	2,428
Home equity	—	—	—	34	—	44	—	78
Total gross charge-offs	$—	$486	$4,605	$2,997	$154	$4,774	$1,004	$14,020

	Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving	Total
Three Months Ended March 31, 2023
Commercial	$—	$—	$5,230	$—	$6,789	$239	$165	$12,423
Commercial real estate	—	54	735	400	—	—	—	1,189
BBCC	—	—	28	—	—	—	—	28
Residential real estate	—	—	—	—	—	23	—	23
Indirect	—	514	430	93	111	49	—	1,197
Direct	—	471	794	286	327	195	1,165	3,238
Home equity	—	—	—	—	—	82	—	82
Total gross charge-offs	$—	$1,039	$7,217	$779	$7,227	$588	$1,330	$18,180
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

The following table presents the aging of the amortized cost basis in past due loans by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Current	Total Loans
March 31, 2024
Commercial	$10,099	$1,620	$10,023	$21,742	$9,394,482	$9,416,224
Commercial real estate	8,838	27,844	32,539	69,221	14,412,078	14,481,299
BBCC	1,268	1,111	1,240	3,619	401,085	404,704
Residential	31,319	5,030	14,216	50,565	6,610,814	6,661,379
Indirect	5,488	1,351	1,205	8,044	1,083,954	1,091,998
Direct	4,751	1,115	3,454	9,320	496,985	506,305
Home equity	4,948	1,045	7,921	13,914	1,047,496	1,061,410
Total	$66,711	$39,116	$70,598	$176,425	$33,446,894	$33,623,319

December 31, 2023
Commercial	$16,128	$1,332	$4,861	$22,321	$9,257,145	$9,279,466
Commercial real estate	9,081	5,254	30,660	44,995	13,926,576	13,971,571
BBCC	1,368	134	977	2,479	399,343	401,822
Residential	12,358	367	15,249	27,974	6,671,469	6,699,443
Indirect	7,025	1,854	1,342	10,221	1,040,761	1,050,982
Direct	5,436	1,455	1,787	8,678	514,494	523,172
Home equity	7,791	2,347	6,659	16,797	1,048,674	1,065,471
Total	$59,187	$12,743	$61,535	$133,465	$32,858,462	$32,991,927
The following table presents the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing by class of loan:

	March 31, 2024			December 31, 2023
(dollars in thousands)	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing
Commercial	$73,017	$16,707	$1,167	$43,775	$13,143	$242
Commercial real estate	174,985	56,216	742	158,222	24,507	585
BBCC	5,772	—	98	4,706	—	95
Residential	47,022	—	10	41,771	—	—
Indirect	4,408	—	108	4,207	—	8
Direct	5,483	—	42	5,892	—	31
Home equity	17,958	—	5	16,248	—	—
Total	$328,645	$72,923	$2,172	$274,821	$37,650	$961
Interest income recognized on nonaccrual loans was insignificant during the three months ended March 31, 2024 and 2023.

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

	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Investment Securities/Cash	Auto	Other
March 31, 2024
Commercial	$11,284	$39,258	$5,728	$11,582	$319
Commercial real estate	163,753	—	1,133	—	6,031
BBCC	3,793	1,701	—	278	—
Residential	47,022	—	—	—	—
Indirect	—	—	—	4,408	—
Direct	4,559	—	7	386	48
Home equity	17,958	—	—	—	—
Total loans	$248,369	$40,959	$6,868	$16,654	$6,398

December 31, 2023
Commercial	$14,303	$24,729	$2,577	$280	$328
Commercial real estate	146,425	—	1,167	—	6,107
BBCC	3,522	794	—	390	—
Residential	41,771	—	—	—	—
Indirect	—	—	—	4,207	—
Direct	4,727	1	3	366	29
Home equity	16,248	—	—	—	—
Total loans	$226,996	$25,524	$3,747	$5,243	$6,464
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
The following table presents the amortized cost basis of financial difficulty modifications that were modified for borrowers experiencing financial difficulty, by class of loans and type of modification:

(dollars in thousands)	Term Extension	Total Class of Loans
Three Months Ended March 31, 2024
Commercial	$29,426	0.3%
Commercial real estate	120,891	0.8%
Total	$150,317	0.4%

Three Months Ended March 31, 2023
Commercial	$17,342	0.2%
Commercial real estate	9,926	0.1%
Total	$27,268	0.1%

Old National closely monitors the performance of financial difficulty modifications to understand the effectiveness of its efforts. The following table presents the performance of loans identified as financial difficulty modifications:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Current	Total Loans
March 31, 2024
Commercial	$—	$—	$—	$—	$29,426	$29,426
Commercial real estate	4,059	31,222	—	35,281	85,610	120,891
Total	$4,059	$31,222	$—	$35,281	$115,036	$150,317

December 31, 2023
Commercial	$—	$—	$—	$—	$21,631	$21,631
Commercial real estate	5,287	—	—	5,287	116,242	121,529
Total	$5,287	$—	$—	$5,287	$137,873	$143,160
The following table summarizes the nature of the financial difficulty modifications by class of loans:

(dollars in thousands)	Weighted- Average Term Extension (in months)
Three Months Ended March 31, 2024
Commercial	9.1
Commercial real estate	8.1
Total	8.6

Three Months Ended March 31, 2023
Commercial	6.8
Commercial real estate	4.1
Total	5.6
There were no payment defaults on these loans subsequent to their modifications during the three months ended March 31, 2024 or 2023. Old National had not committed to lend any material additional funds to the borrowers whose loans were modified due to financial difficulties at March 31, 2024 or December 31, 2023.
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

The components of lease expense were as follows:

	Affected Line Item in the Statement of Income	Three Months Ended March 31,
(dollars in thousands)		2024	2023
Operating lease cost	Occupancy/Equipment expense	$7,826	$8,638
Finance lease cost:
Amortization of right-of-use assets	Occupancy expense	751	691
Interest on lease liabilities	Interest expense	181	169
Sub-lease income	Occupancy expense	(125)	(60)
Total		$8,633	$9,438
Supplemental balance sheet information related to leases was as follows:

(dollars in thousands)	March 31, 2024	December 31, 2023
Operating Leases
Operating lease right-of-use assets	$189,593	$185,506
Operating lease liabilities	208,868	204,960
Finance Leases
Premises and equipment, net	18,877	19,820
Other borrowings	20,108	20,955
Weighted-Average Remaining Lease Term (in Years)
Operating leases	8.4	8.5
Finance leases	10.3	10.5
Weighted-Average Discount Rate
Operating leases	3.05%	3.04%
Finance leases	3.91%	3.90%
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,005	$7,932
Operating cash flows from finance leases	181	169
Financing cash flows from finance leases	655	628
The following table presents a maturity analysis of the Company’s lease liability by lease classification at March 31, 2024:

(dollars in thousands)	Operating Leases	Finance Leases
2024	$23,964	$2,520
2025	32,022	3,377
2026	31,257	2,151
2027	30,266	2,152
2028	26,608	2,050
Thereafter	94,333	12,451
Total undiscounted lease payments	238,450	24,701
Amounts representing interest	(29,582)	(4,593)
Lease liability	$208,868	$20,108

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the changes in the carrying amount of goodwill:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Balance at beginning of period	$1,998,716	$1,998,716
Acquisitions and adjustments	—	—
Balance at end of period	$1,998,716	$1,998,716
Old National performed the required annual goodwill impairment test as of August 31, 2023 and there was no impairment. No events or circumstances since the August 31, 2023 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.
The gross carrying amounts and accumulated amortization of other intangible assets were as follows:

(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
March 31, 2024
Core deposit	$143,511	$(77,249)	$66,262
Customer trust relationships	52,621	(22,088)	30,533
Total other intangible assets	$196,132	$(99,337)	$96,795

December 31, 2023
Core deposit	$143,511	$(72,940)	$70,571
Customer trust relationships	52,621	(20,942)	31,679
Total other intangible assets	$196,132	$(93,882)	$102,250
Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years.
Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. No impairment charges were recorded during the three months ended March 31, 2024 or 2023. Total amortization expense associated with intangible assets was $5.5 million for the three months ended March 31, 2024, compared to $6.2 million for the three months ended March 31, 2023.
Estimated amortization expense for future years is as follows:

(dollars in thousands)
2024 remaining	$15,784
2025	18,358
2026	15,555
2027	12,867
2028	10,356
Thereafter	23,875
Total	$96,795

NOTE 9 – QUALIFIED AFFORDABLE HOUSING PROJECTS AND OTHER TAX CREDIT INVESTMENTS
Old National is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in other assets on the balance sheet, with any unfunded commitments included with other liabilities. As of March 31, 2024, Old National expects to recover its remaining investments through the use of the tax credits that are generated by the investments.
The following table summarizes Old National’s investments in qualified affordable housing projects and other tax credit investments:

(dollars in thousands)		March 31, 2024		December 31, 2023
Investment	Accounting Method	Investment	Unfunded Commitment (1)	Investment	Unfunded Commitment
LIHTC	Proportional amortization	$119,914	$67,310	$114,991	$75,981
FHTC	Proportional amortization (2)	32,757	27,148	34,220	27,421
NMTC	Consolidation	51,421	—	47,727	—
Renewable Energy	Equity	15	—	201	—
Total		$204,107	$94,458	$197,139	$103,402
(1)All commitments will be paid by Old National by December 31, 2027.
(2)Old National’s FHTC investments were previously accounted for under the Equity method of accounting prior to the adoption of ASU 2023-02 on January 1, 2024.
The following table summarizes the amortization expense and tax benefit recognized for Old National’s qualified affordable housing projects and other tax credit investments:

(dollars in thousands)	Amortization Expense (1)	Tax Expense (Benefit) Recognized (2)
Three Months Ended March 31, 2024
LIHTC	$2,486	$(3,331)
FHTC	534	(663)
NMTC	2,546	(3,175)
Renewable Energy	186	—
Total	$5,752	$(7,169)

Three Months Ended March 31, 2023
LIHTC	$1,463	$(1,908)
FHTC	424	(512)
NMTC	2,091	(2,611)
Renewable Energy	246	—
Total	$4,224	$(5,031)
(1)The amortization expense for the LIHTC and FHTC investments is included in our income tax expense. Prior to the adoption of ASU 2023-02, FHTC amortization expense was included in noninterest expense. NMTC amortization is recognized in noninterest expense in correlation to the recognition of tax credits on our tax return. Amortization expense for the Renewable Energy tax credits is included in noninterest expense.
(2)All of the tax benefits recognized are included in our income tax expense. The tax benefit recognized for the NMTC and Renewable Energy investments primarily reflects the tax credits generated from the investments and excludes the net tax expense (benefit) and deferred tax liability of the investments’ income (loss).

NOTE 10 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase are secured borrowings. Old National pledges investment securities to secure these borrowings. The following table presents securities sold under agreements to repurchase and related weighted-average interest rates:

	At or for the Three Months Ended March 31,
(dollars in thousands)	2024	2023
Outstanding at period end	$274,493	$393,018
Average amount outstanding during the period	296,236	412,819
Maximum amount outstanding at any month-end during the period	319,423	430,537
Weighted-average interest rate:
During the period	1.25%	0.77%
At period end	3.61%	0.88%
At December 31, 2023, securities sold under agreements to repurchase totaled $285.2 million with a weighted-average interest rate of 3.64%.
The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At March 31, 2024
	Remaining Contractual Maturity of the Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 days	Total
Repurchase Agreements:
U.S. Treasury and agency securities	$274,493	$—	$—	$—	$274,493
Total	$274,493	$—	$—	$—	$274,493
NOTE 11 – FEDERAL HOME LOAN BANK ADVANCES
The following table summarizes Old National Bank’s FHLB advances:

(dollars in thousands)	March 31, 2024	December 31, 2023
FHLB advances (fixed rates 2.19% to 5.53% and variable rates 5.33% to 5.36%) maturing June 2024 to March 2044	$4,225,528	$4,300,528
Fair value hedge basis adjustments and unamortized prepayment fees	(32,489)	(19,847)
Total	$4,193,039	$4,280,681
FHLB advances had weighted-average rates of 3.58% at March 31, 2024 and 3.45% at December 31, 2023. FHLB advances are collateralized by designated assets that may include qualifying commercial real estate loans, residential and multifamily mortgages, home equity loans, and certain investment securities.
At March 31, 2024, total unamortized prepayment fees related to all FHLB advance debt modifications completed in prior years totaled $12.7 million, compared to $14.2 million at December 31, 2023.

Contractual maturities of FHLB advances at March 31, 2024 were as follows:

(dollars in thousands)
Due in 2024	$100,243
Due in 2025	550,285
Due in 2026	100,000
Due in 2028	850,000
Thereafter	2,625,000
Fair value hedge basis adjustments and unamortized prepayment fees	(32,489)
Total	$4,193,039
NOTE 12 – OTHER BORROWINGS
The following table summarizes Old National’s other borrowings:

(dollars in thousands)	March 31, 2024	December 31, 2023
Old National Bancorp:
Senior unsecured notes (fixed rate 4.125%) maturing August 2024	$175,000	$175,000
Unamortized debt issuance costs related to senior unsecured notes	(52)	(91)
Subordinated debentures (fixed rate 5.875%) maturing September 2026	150,000	150,000
Junior subordinated debentures (rates of 6.95% to 9.15%) maturing July 2031 to September 2037	136,643	136,643
Other basis adjustments	16,916	18,207
Old National Bank:
Finance lease liabilities	20,108	20,955
Subordinated debentures (3-month SOFR plus 4.618%; variable rate 9.94%) maturing October 2025	12,000	12,000
Leveraged loans for NMTC (fixed rates of 1.00% to 1.43%) maturing December 2046 to June 2060	168,228	154,284
Other (1)	134,370	97,872
Total other borrowings	$813,213	$764,870
(1)Includes overnight borrowings to collateralize certain derivative positions totaling $134.2 million at March 31, 2024 and $97.6 million at December 31, 2023.
Contractual maturities of other borrowings at March 31, 2024 were as follows:

(dollars in thousands)
Due in 2024	$311,233
Due in 2025	14,747
Due in 2026	151,582
Due in 2027	1,641
Due in 2028	1,598
Thereafter	315,407
Unamortized debt issuance costs and other basis adjustments	17,005
Total	$813,213
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
The following table summarizes the terms of our outstanding junior subordinated debentures at March 31, 2024:

(dollars in thousands)				Rate at March 31, 2024
Name of Trust	Issuance Date	Issuance Amount	Rate		Maturity Date
Bridgeview Statutory Trust I	July 2001	$15,464	3-month SOFR plus 3.58%	9.15%	July 31, 2031
Bridgeview Capital Trust II	December 2002	15,464	3-month SOFR plus 3.35%	8.93%	January 7, 2033
First Midwest Capital Trust I	November 2003	37,825	6.95% fixed	6.95%	December 1, 2033
St. Joseph Capital Trust II	March 2005	5,155	3-month SOFR plus 1.75%	7.34%	March 17, 2035
Northern States Statutory Trust I	September 2005	10,310	3-month SOFR plus 1.80%	7.39%	September 15, 2035
Anchor Capital Trust III	August 2005	5,000	3-month SOFR plus 1.55%	7.11%	September 30, 2035
Great Lakes Statutory Trust II	December 2005	6,186	3-month SOFR plus 1.40%	6.99%	December 15, 2035
Home Federal Statutory Trust I	September 2006	15,464	3-month SOFR plus 1.65%	7.24%	September 15, 2036
Monroe Bancorp Capital Trust I	July 2006	3,093	3-month SOFR plus 1.60%	7.18%	October 7, 2036
Tower Capital Trust 3	December 2006	9,279	3-month SOFR plus 1.69%	7.29%	March 1, 2037
Monroe Bancorp Statutory Trust II	March 2007	5,155	3-month SOFR plus 1.60%	7.19%	June 15, 2037
Great Lakes Statutory Trust III	June 2007	8,248	3-month SOFR plus 1.70%	7.29%	September 15, 2037
Total		$136,643

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
Finance Lease Liabilities
Old National has long-term finance lease liabilities for certain banking centers and equipment totaling $20.1 million at March 31, 2024. See Note 7 to the consolidated financial statements for a maturity analysis of the Company’s finance lease liabilities.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes within each classification of AOCI, net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sale Debt Securities	Unrealized Gains and Losses on Held-to- Maturity Securities	Gains and Losses on Hedges	Defined Benefit Pension Plans	Total
Three Months Ended March 31, 2024
Balance at beginning of period	$(652,518)	$(95,472)	$9,181	$—	$(738,809)
Other comprehensive income (loss) before reclassifications	(33,463)	—	(14,205)	—	(47,668)
Amounts reclassified from AOCI to income (1)	12	3,221	3,616	—	6,849
Balance at end of period	$(685,969)	$(92,251)	$(1,408)	$—	$(779,628)

Three Months Ended March 31, 2023
Balance at beginning of period	$(642,346)	$(112,664)	$(31,549)	$137	$(786,422)
Other comprehensive income (loss) before reclassifications	27,219	1,325	35,985	—	64,529
Amounts reclassified from AOCI to income (1)	3,867	4,373	5,436	(141)	13,535
Balance at end of period	$(611,260)	$(106,966)	$9,872	$(4)	$(708,358)
(1)See table below for details about reclassifications to income.
The following table summarizes the amounts reclassified out of each component of AOCI for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement of Income
Unrealized gains and losses on available-for-sale securities	$(16)	$(5,216)	Debt securities gains (losses), net
	4	1,349	Income tax (expense) benefit
	$(12)	$(3,867)	Net income
Amortization of unrealized losses on held-to-maturity securities transferred from available-for-sale	$(4,318)	$(5,829)	Interest income (expense)
	1,097	1,456	Income tax (expense) benefit
	$(3,221)	$(4,373)	Net income
Gains and losses on hedges Interest rate contracts	$(4,877)	$(7,292)	Interest income (expense)
	1,261	1,856	Income tax (expense) benefit
	$(3,616)	$(5,436)	Net income
Amortization of defined benefit pension items
Actuarial gains (losses)	$—	$188	Salaries and employee benefits
	—	(47)	Income tax (expense) benefit
	$—	$141	Net income

Total reclassifications for the period	$(6,849)	$(13,535)	Net income

NOTE 14 – INCOME TAXES
The following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statements of income:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Provision at statutory rate of 21%	$32,082	$39,484
Tax-exempt income:
Tax-exempt interest	(4,958)	(4,486)
Section 291/265 interest disallowance	885	386
Company-owned life insurance income	(694)	(627)
Tax-exempt income	(4,767)	(4,727)
State income taxes	5,147	8,142
Interim period effective rate adjustment	944	(1,717)
Tax credit investments - federal	(3,055)	(2,526)
Officer compensation limitation	765	1,040
Non-deductible FDIC premiums	1,747	2,110
Other, net	(375)	(385)
Income tax expense	$32,488	$41,421
Effective tax rate	21.3%	22.0%
Net Deferred Tax Assets
Net deferred tax assets are included in other assets on the balance sheet. At March 31, 2024, net deferred tax assets totaled $418.3 million, compared to $423.3 million at December 31, 2023. No valuation allowance was required on the Company’s deferred tax assets at March 31, 2024 or December 31, 2023.
The Company’s retained earnings at March 31, 2024 included an appropriation for acquired thrifts’ tax bad debt allowances totaling $58.6 million for which no provision for federal or state income taxes has been made. If in the future, this portion of retained earnings were distributed as a result of the liquidation of the Company or its subsidiaries, federal and state income taxes would be imposed at the then applicable rates.
Old National has federal net operating loss carryforwards totaling $60.1 million at March 31, 2024 and $63.6 million at December 31, 2023. This federal net operating loss was acquired from the acquisition of Anchor BanCorp Wisconsin Inc. in 2016 and First Midwest Bancorp, Inc. in 2022. If not used, the federal net operating loss carryforwards will begin expiring in 2030 and later. Old National has recorded state net operating loss carryforwards totaling $114.2 million at March 31, 2024 and $116.9 million at December 31, 2023. If not used, the state net operating loss carryforwards will expire from 2027 to 2036.
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
Cash Flow Hedges
Interest rate swaps of certain borrowings were designated as cash flow hedges totaling $150.0 million notional amount at both March 31, 2024 and December 31, 2023. Interest rate swaps, collars, and floors related to variable-rate commercial loan pools were designated as cash flow hedges totaling $1.8 billion notional amount at March 31, 2024 and $1.6 billion notional amount at December 31, 2023. The hedges were determined to be effective during all periods presented and we expect them to remain effective during the remaining terms.
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
Fair Value Hedges
Interest rate swaps of certain borrowings were designated as fair value hedges totaling $900.0 million notional amount at both March 31, 2024 and December 31, 2023. Interest rate swaps of certain available-for-sale investment securities were designated as fair value hedges totaling $998.1 million notional amount at both March 31, 2024 and December 31, 2023. The hedges were determined to be effective during all periods presented and we expect them to remain effective during the remaining terms.
The following table summarizes Old National’s derivatives designated as hedges:

	March 31, 2024			December 31, 2023
		Fair Value			Fair Value
(dollars in thousands)	Notional	Assets (1)	Liabilities (2)	Notional	Assets (1)	Liabilities (2)
Cash flow hedges
Interest rate swaps, collars, and floors on loan pools	$1,800,000	$2,670	$15,063	$1,600,000	$10,472	$6,014
Interest rate swaps on borrowings (3)	150,000	—	—	150,000	—	—
Fair value hedges
Interest rate swaps on investment securities (3)	998,107	—	—	998,107	—	—
Interest rate swaps on borrowings (3)	900,000	—	—	900,000	—	—
Total		$2,670	$15,063		$10,472	$6,014

(1)Derivative assets are included in other assets on the balance sheet.
(2)Derivative liabilities are included in other liabilities on the balance sheet.
(3)The fair values of certain counterparty interest rate swaps are zero due to the settlement of centrally cleared variation margin rules.

The effect of derivative instruments in fair value hedging relationships on the consolidated statements of income were as follows:

(dollars in thousands)					Gain (Loss) Recognized in Income on Related Hedged Items
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Hedged Items in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in in Income on Related Hedged Item
Three Months Ended March 31, 2024
Interest rate contracts	Interest income/(expense)	$(13,970)	Fixed-rate debt	Interest income/(expense)	$14,127
Interest rate contracts	Interest income/(expense)	25,848	Fixed-rate investment securities	Interest income/(expense)	(25,903)
Total		$11,878			$(11,776)

Three Months Ended March 31, 2023
Interest rate contracts	Interest income/(expense)	$2,153	Fixed-rate debt	Interest income/(expense)	$(2,218)
Interest rate contracts	Interest income/(expense)	(63,115)	Fixed-rate investment securities	Interest income/(expense)	63,251
Total		$(60,962)			$61,033

The effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income were as follows:

		Three Months Ended March 31,		Three Months Ended March 31,
(dollars in thousands)		2024	2023	2024	2023
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	Interest income/(expense)	$(19,159)	$6,603	$(5,910)	$(7,637)
Amounts reported in AOCI related to cash flow hedges will be reclassified to interest income or interest expense as interest payments are received or paid on Old National’s derivative instruments. During the next 12 months, we estimate that $23.3 million will be reclassified to interest income and $4.5 million will be reclassified to interest expense.
Derivatives Not Designated as Hedges
Commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. These derivative contracts do not qualify for hedge accounting. At March 31, 2024, the notional amounts of the interest rate lock commitments were $68.0 million and forward commitments were $77.6 million. At December 31, 2023, the notional amounts of the interest rate lock commitments were $25.2 million and forward commitments were $39.5 million. It is our practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans.
Old National also enters into derivative instruments for the benefit of its clients. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $5.9 billion at March 31, 2024 and $6.0 billion at December 31, 2023. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps, caps, and collars. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of clients by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.
Old National enters into derivative financial instruments as part of its foreign currency risk management strategies. These derivative instruments consist of foreign currency forward contracts to accommodate the business needs of its clients. Old National does not designate these foreign currency forward contracts for hedge accounting treatment.
The following table summarizes Old National’s derivatives not designated as hedges:

	March 31, 2024			December 31, 2023
		Fair Value			Fair Value
(dollars in thousands)	Notional	Assets (1)	Liabilities (2)	Notional	Assets (1)	Liabilities (2)
Interest rate lock commitments	$67,995	$317	$—	$25,151	$291	$—
Forward mortgage loan contracts	77,584	144	—	39,529	—	566
Customer interest rate swaps	5,886,639	11,328	270,910	5,954,216	33,182	228,750
Counterparty interest rate swaps (3)	5,886,639	152,855	11,380	5,954,216	121,969	33,346
Customer foreign currency contracts	10,317	57	43	12,455	320	59
Counterparty foreign currency contracts	10,484	108	7	12,308	68	181
Total		$164,809	$282,340		$155,830	$262,902

(1)Derivative assets are included in other assets on the balance sheet.
(2)Derivative liabilities are included in other liabilities on the balance sheet.
(3)The fair values of certain counterparty interest rate swaps are zero due to the settlement of centrally cleared variation margin rules.
The effect of derivatives not designated as hedging instruments on the consolidated statements of income were as follows:

		Three Months Ended March 31,
(dollars in thousands)		2024	2023
Interest rate contracts (1)	Other income/(expense)	$568	$(138)
Mortgage contracts	Mortgage banking revenue	737	107
Foreign currency contracts	Other income/(expense)	(34)	(1)
Total		$1,271	$(32)
(1)Includes the valuation differences between the customer and offsetting swaps.
Fair Value of Offsetting Derivatives
Certain derivative instruments are subject to master netting agreements with counterparties that provide rights of setoff. The Company records these transactions at their gross fair values and does not offset derivative assets and liabilities in the Consolidated Balance Sheet. The following table presents the fair value of the Company’s derivatives and offsetting positions:

	March 31, 2024		December 31, 2023
(dollars in thousands)	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$167,479	$297,403	$166,302	$268,916
Less: amounts offset in the Consolidated Balance Sheet	—	—	—	—
Net amount presented in the Consolidated Balance Sheet	167,479	297,403	166,302	268,916
Gross amounts not offset in the Consolidated Balance Sheet
Offsetting derivative positions	(26,443)	(26,443)	(39,360)	(39,360)
Cash collateral pledged	—	(134,459)	—	(97,840)
Net credit exposure	$141,036	$136,501	$126,942	$131,716

NOTE 16 – COMMITMENTS, CONTINGENCIES, AND FINANCIAL GUARANTEES
Litigation
At March 31, 2024, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company’s management does not expect that any potential liabilities arising from pending litigation will have a material adverse effect on the Company’s business, financial position, or results of operations.
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
The following table summarizes Old National Bank’s unfunded loan commitments and standby letters of credit:

(dollars in thousands)	March 31, 2024	December 31, 2023
Unfunded loan commitments	$8,716,398	$8,912,587
Standby letters of credit (1)	172,444	192,237
(1)Notional amount, which represents the maximum amount of future funding requirements. The carrying value was $1.4 million at March 31, 2024 and $1.3 million at December 31, 2023.
At March 31, 2024, approximately 4% of the unfunded loan commitments had fixed rates, with the remainder having floating rates ranging from 2.10% to 22.49%. The allowance for unfunded loan commitments totaled $26.3 million at March 31, 2024 and $31.2 million at December 31, 2023.
Old National is a party in risk participation transactions of interest rate swaps, which had total notional amounts of $589.2 million at March 31, 2024 and $557.8 million at December 31, 2023.
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

Recurring Basis
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at March 31, 2024 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$84,954	$84,954	$—	$—
Investment securities available-for-sale:
U.S. Treasury	233,051	233,051	—	—
U.S. government-sponsored entities and agencies	1,183,019	—	1,183,019	—
Mortgage-backed securities - Agency	4,550,023	—	4,550,023	—
States and political subdivisions	515,104	—	515,104	—
Pooled trust preferred securities	11,274	—	11,274	—
Other securities	299,181	—	299,181	—
Loans held-for-sale	19,418	—	19,418	—
Derivative assets	167,479	—	167,479	—
Financial Liabilities
Derivative liabilities	297,403	—	297,403	—

		Fair Value Measurements at December 31, 2023 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$80,372	$80,372	$—	$—
Investment securities available-for-sale:
U.S. Treasury	396,733	396,733	—	—
U.S. government-sponsored entities and agencies	1,231,264	—	1,231,264	—
Mortgage-backed securities - Agency	4,216,560	—	4,216,560	—
States and political subdivisions	535,260	—	535,260	—
Pooled trust preferred securities	11,337	—	11,337	—
Other securities	321,901	—	321,901	—
Loans held-for-sale	32,006	—	32,006	—
Derivative assets	166,302	—	166,302	—
Financial Liabilities
Derivative liabilities	268,916	—	268,916	—
Non-Recurring Basis
Assets measured at fair value at March 31, 2024 on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2024 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Loans:
Commercial loans	$26,057	$—	$—	$26,057
Commercial real estate loans	83,492	—	—	83,492
Foreclosed Assets:
Commercial	1,669	—	—	1,669

Commercial and commercial real estate loans that are deemed collateral dependent are valued using the discounted cash flows. The liquidation amounts are based on the fair value of the underlying collateral using the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral. These commercial and commercial real estate loans had a principal amount of $142.2 million, with a valuation allowance of $32.7 million at March 31, 2024. Old National recorded provision expense associated with these loans totaling $9.6 million for the three months ended March 31, 2024, compared to $11.9 million for the three months ended March 31, 2023.
Other real estate owned and other repossessed property is measured at fair value less costs to sell on a non-recurring basis. Old National did not have any other real estate owned or other repossessed property measured at fair value on a non-recurring basis at March 31, 2024. There were no write-downs on other real estate owned for the three months ended March 31, 2024, compared to $27 thousand for the three months ended March 31, 2023.
Assets measured at fair value at December 31, 2023 on a non-recurring basis are summarized below:

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
At December 31, 2023, commercial and commercial real estate loans that are deemed collateral dependent had a principal amount of $134.3 million, with a valuation allowance of $27.9 million.
The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
March 31, 2024
Collateral Dependent Loans
Commercial loans	$26,057	Discounted	Discount for type of property,	2% - 38% (29%)
		cash flow	age of appraisal, and current status
Commercial real estate loans	83,492	Discounted	Discount for type of property,	1% - 34% (13%)
		cash flow	age of appraisal, and current status
Foreclosed Assets
Commercial real estate	1,669	Fair value of	Discount for type of property,	4% - 8% (4%)
		collateral	age of appraisal, and current status
December 31, 2023
Collateral Dependent Loans
Commercial loans	$11,017	Discounted	Discount for type of property,	5% - 37% (27%)
		cash flow	age of appraisal, and current status
Commercial real estate loans	95,457	Discounted	Discount for type of property,	2% - 38% (16%)
		cash flow	age of appraisal, and current status
Foreclosed Assets
Commercial real estate	1,669	Fair value of	Discount for type of property,	4% - 8% (4%)
		collateral	age of appraisal, and current status
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

Loans Held-For-Sale
Old National has elected the fair value option for loans held-for-sale. For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status). None of these loans are 90 days or more past due, nor are any on nonaccrual status. Interest income for loans held-for-sale is included in the income statement totaling $0.3 million for the three months ended March 31, 2024, compared to $0.2 million for the three months ended March 31, 2023.
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
The difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was as follows:

(dollars in thousands)	Aggregate Fair Value	Difference	Contractual Principal
March 31, 2024
Loans held-for-sale	$19,418	$414	$19,004
December 31, 2023
Loans held-for-sale	$32,006	$621	$31,385
Accrued interest at period end is included in the fair value of the instruments.
The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value:

(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Three Months Ended March 31, 2024
Loans held-for-sale	$(202)	$—	$(5)	$(207)

Three Months Ended March 31, 2023
Loans held-for-sale	$(53)	$—	$(3)	$(56)

Financial Instruments Not Carried at Fair Value
The carrying amounts and estimated fair values of financial instruments not carried at fair value were as follows:

		Fair Value Measurements at March 31, 2024 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$939,499	$939,499	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	827,684	—	662,735	—
Mortgage-backed securities - Agency	1,016,858	—	857,657	—
State and political subdivisions	1,156,807	—	1,027,184	—
Loans, net:
Commercial	9,522,947	—	—	9,357,300
Commercial real estate	14,492,040	—	—	14,005,872
Residential real estate	6,639,480	—	—	5,682,754
Consumer credit	2,649,139	—	—	2,607,831
Accrued interest receivable	219,809	1,133	47,057	171,619
Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$9,257,709	$9,257,709	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	22,490,875	22,490,875	—	—
Time deposits	5,950,834	—	5,913,854	—
Federal funds purchased and interbank borrowings	50,416	50,416	—	—
Securities sold under agreements to repurchase	274,493	274,493	—	—
FHLB advances	4,193,039	—	3,994,880	—
Other borrowings	813,213	—	798,748	—
Accrued interest payable	54,690	—	54,690	—
Standby letters of credit	1,379	—	—	1,379

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$3,824

		Fair Value Measurements at December 31, 2023 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$1,175,058	$1,175,058	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	825,953	—	671,126	—
Mortgage-backed securities - Agency	1,029,131	—	881,994	—
State and political subdivisions	1,158,409	—	1,048,068	—
Loans, net:
Commercial	9,392,267	—	—	9,258,193
Commercial real estate	13,984,273	—	—	13,640,868
Residential real estate	6,678,606	—	—	5,579,999
Consumer credit	2,629,171	—	—	2,555,121
Accrued interest receivable	225,159	859	54,465	169,835
Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$9,664,247	$9,664,247	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	21,991,789	21,991,789	—	—
Time deposits	5,579,144	—	5,552,538	—
Federal funds purchased and interbank borrowings	390	390	—	—
Securities sold under agreements to repurchase	285,206	285,206	—	—
FHLB advances	4,280,681	—	4,090,954	—
Other borrowings	764,870	—	755,592	—
Accrued interest payable	57,094	—	57,094	—
Standby letters of credit	1,318	—	—	1,318

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$3,839
The methods utilized to measure the fair value of financial instruments at March 31, 2024 and December 31, 2023 represent an approximation of exit price, however, an actual exit price may differ.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is an analysis and discussion of our results of operations for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, and financial condition as of March 31, 2024 compared to December 31, 2023. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes, as well as our 2023 Annual Report on Form 10-K.
FORWARD-LOOKING STATEMENTS
This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in our future filings with the SEC, in press releases, and in oral and written statements made by us that are not statements of historical fact and constitute forward‐looking statements within the meaning of the Act. These statements include, but are not limited to, descriptions of Old National’s financial condition, results of operations, asset and credit quality trends, profitability and business plans or opportunities. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “should,” “would,” and “will,” and other words of similar meaning. These forward-looking statements express management’s current expectations or forecasts of future events and, by their nature, are subject to risks and uncertainties. There are a number of factors that could cause actual results or outcomes to differ materially from those in such statements, including, but not limited to: competition; government legislation, regulations and policies; the ability of Old National to execute its business plan; unanticipated changes in our liquidity position, including but not limited to changes in our access to sources of liquidity and capital to address our liquidity needs; changes in economic conditions and economic and business uncertainty which could materially impact credit quality trends and the ability to generate loans and gather deposits; inflation and governmental responses to inflation, including increasing interest rates; market, economic, operational, liquidity, credit, and interest rate risks associated with our business; our ability to successfully manage our credit risk and the sufficiency of our allowance for credit losses; the expected cost savings, synergies, and other financial benefits from the merger (the “Merger”) between Old National and CapStar not being realized within the expected time frames and costs or difficulties relating to integration matters being greater than expected; potential adverse reactions or changes to business or employee relationships, including those resulting from the completion of the Merger; the potential impact of future business combinations on our performance and financial condition, including our ability to successfully integrate the businesses and the success of revenue-generating and cost reduction initiatives; failure or circumvention of our internal controls; operational risks or risk management failures by us or critical third parties, including without limitation with respect to data processing, information systems, cybersecurity, technological changes, vendor issues, business interruption, and fraud risks; significant changes in accounting, tax or regulatory practices or requirements; new legal obligations or liabilities; disruptive technologies in payment systems and other services traditionally provided by banks; failure or disruption of our information systems; computer hacking and other cybersecurity threats; the effects of climate change on Old National and its customers, borrowers, or service providers; political and economic uncertainty and instability; the impacts of pandemics, epidemics, and other infectious disease outbreaks; other matters discussed in this report; and other factors identified in filings with the SEC. These forward-looking statements are made only as of the date of this report and are not guarantees of future results, performance, or outcomes.
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

FINANCIAL HIGHLIGHTS
The following table sets forth certain financial highlights of Old National for the previous five quarters:

	Three Months Ended
(dollars and shares in thousands, except per share data)	March 31,	December 31,	September 30,	June 30,	March 31,
	2024	2023	2023	2023	2023
Income Statement:
Net interest income	$356,458	$364,408	$375,086	$382,171	$381,488
Taxable equivalent adjustment (1) (3)	6,253	6,100	5,837	5,825	5,666
Net interest income - taxable equivalent basis (3)	362,711	370,508	380,923	387,996	387,154
Provision for credit losses	18,891	11,595	19,068	14,787	13,437
Noninterest income	77,522	100,094	80,938	81,629	70,681
Noninterest expense	262,317	284,235	244,776	246,584	250,711
Net income available to common shareholders	116,250	128,446	143,842	151,003	142,566
Per Common Share Data:
Weighted average diluted common shares	292,207	292,029	291,717	291,266	292,756
Net income (diluted)	$0.40	$0.44	$0.49	$0.52	$0.49
Cash dividends	0.14	0.14	0.14	0.14	0.14
Common dividend payout ratio (2)	35%	32%	29%	27%	29%
Book value	$18.24	$18.18	$17.07	$17.25	$17.24
Stock price	17.41	16.89	14.54	13.94	14.42
Tangible common book value (3)	11.10	11.00	9.87	10.03	9.98
Performance Ratios:
Return on average assets	0.98%	1.09%	1.22%	1.29%	1.25%
Return on average common equity	8.74	10.20	11.39	12.01	11.58
Return on average tangible common equity (3)	14.93	18.11	20.18	21.35	21.03
Net interest margin (3)	3.28	3.39	3.49	3.60	3.69
Efficiency ratio (3)	58.34	59.05	51.66	51.22	52.81
Net charge-offs (recoveries) to average loans	0.14	0.12	0.24	0.13	0.21
Allowance for credit losses on loans to ending loans	0.95	0.93	0.93	0.93	0.94
Allowance for credit losses (4) to ending loans	1.03	1.03	1.03	1.04	1.05
Non-performing loans to ending loans	0.98	0.83	0.80	0.91	0.74
Balance Sheet:
Total loans	$33,623,319	$32,991,927	$32,577,834	$32,432,473	$31,822,374
Total assets	49,534,918	49,089,836	49,059,448	48,496,755	47,842,644
Total deposits	37,699,418	37,235,180	37,252,676	36,231,315	34,917,792
Total borrowed funds	5,331,161	5,331,147	5,556,010	6,034,008	6,740,454
Total shareholders’ equity	5,595,408	5,562,900	5,239,537	5,292,095	5,277,426
Capital Ratios:
Risk-based capital ratios:
Tier 1 common equity	10.76%	10.70%	10.41%	10.14%	9.98%
Tier 1	11.40	11.35	11.06	10.79	10.64
Total	12.74	12.64	12.32	12.14	11.96
Leverage ratio (to average assets)	8.96	8.83	8.70	8.59	8.53
Total equity to assets (averages)	11.32	10.81	10.88	10.96	11.00
Tangible common equity to tangible assets (3)	6.86	6.85	6.15	6.33	6.37
Nonfinancial Data:
Full-time equivalent employees	3,955	3,940	3,981	4,021	4,023
Banking centers	258	258	257	256	256
(1)Calculated using the federal statutory tax rate in effect of 21% for all periods.
(2)Cash dividends per common share divided by net income per common share (basic).
(3)Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.
(4)Includes the allowance for credit losses on loans and unfunded loan commitments.

NON-GAAP FINANCIAL MEASURES
The Company’s accounting and reporting policies conform to GAAP and general practices within the banking industry. As a supplement to GAAP, the Company provides non-GAAP performance results, which the Company believes are useful because they assist users of the financial information in assessing the Company’s operating performance. Where non-GAAP financial measures are used, the comparable GAAP financial measure, as well as the reconciliation to the comparable GAAP financial measure, can be found in the following table.
The Company presents net income per common share and net income applicable to common shares, adjusted for certain notable items. These items include gain on sale of Visa Class B restricted shares, the expense associated with the distribution of excess pension assets, FDIC special assessment expense, contract termination charges, merger-related charges associated with completed and pending acquisitions, debt securities gains/losses, expenses related to the tragic April 10, 2023 event at our downtown Louisville location (“Louisville expenses”), and property optimization charges. Management believes excluding these items from net income per common share and net income applicable to common shares may be useful in assessing the Company's underlying operational performance since these items do not pertain to its core business operations and their exclusion may facilitate better comparability between periods. Management believes that excluding merger-related charges from these metrics may be useful to the Company, as well as analysts and investors, since these expenses can vary significantly based on the size, type, and structure of each acquisition. Additionally, management believes excluding these items from these metrics may enhance comparability for peer comparison purposes.
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
In management’s view, tangible common equity measures are capital adequacy metrics that may be meaningful to the Company, as well as users of the financial information, in assessing the Company’s use of equity and in facilitating comparisons with peers. These non-GAAP measures are valuable indicators of a financial institution’s capital strength since they eliminate intangible assets from shareholders’ equity and retain the effect of AOCI in shareholders’ equity.
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

The following table presents GAAP to non-GAAP reconciliations for the previous five quarters:

	Three Months Ended
(dollars and shares in thousands, except per share data)	March 31,	December 31,	September 30,	June 30,	March 31,
	2024	2023	2023	2023	2023
Net income per common share:
Net income applicable to common shares	$116,250	$128,446	$143,842	$151,003	$142,566
Adjustments:
Distribution of excess pension assets expense	13,318	—	—	—	—
FDIC special assessment	2,994	19,052	—	—	—
Merger-related charges	2,908	5,529	6,257	2,372	14,558
Debt securities (gains) losses	16	825	241	(17)	5,216
Gain on sale of Visa Class B restricted shares	—	(21,635)	—	—	—
Contract termination charge	—	4,413	—	—	—
Louisville expenses	—	—	—	3,361	—
Property optimization charges	—	—	—	242	1,317
Less: tax effect on net total adjustments (2)	(4,695)	(1,988)	(1,082)	(695)	(4,596)
Net income applicable to common shares, adjusted (1)	$130,791	$134,642	$149,258	$156,266	$159,061
Weighted average diluted common shares outstanding	292,207	292,029	291,717	291,266	292,756
Net income per common share, diluted	$0.40	$0.44	$0.49	$0.52	$0.49
Adjusted net income per common share, diluted (1)	$0.45	$0.46	$0.51	$0.54	$0.54
Tangible common book value:
Shareholders’ common equity	$5,351,689	$5,319,181	$4,995,818	$5,048,376	$5,033,707
Deduct: Goodwill and intangible assets	2,095,511	2,100,966	2,106,835	2,112,875	2,118,935
Tangible shareholders’ common equity (1)	$3,256,178	$3,218,215	$2,888,983	$2,935,501	$2,914,772
Period end common shares	293,330	292,655	292,586	292,597	291,922
Tangible common book value (1)	11.10	11.00	9.87	10.03	9.98
Return on average tangible common equity:
Net income applicable to common shares	$116,250	$128,446	$143,842	$151,003	$142,566
Add: Intangible amortization (net of tax) (2)	4,091	4,402	4,530	4,545	4,639
Tangible net income (1)	$120,341	$132,848	$148,372	$155,548	$147,205
Average shareholders’ common equity	$5,321,823	$5,037,768	$5,050,353	$5,030,083	$4,922,469
Deduct: Average goodwill and intangible assets	2,098,338	2,103,935	2,109,944	2,115,894	2,122,157
Average tangible shareholders’ common equity (1)	$3,223,485	$2,933,833	$2,940,409	$2,914,189	$2,800,312
Return on average tangible common equity (1)	14.93%	18.11%	20.18%	21.35%	21.03%
Net interest margin:
Net interest income	$356,458	$364,408	$375,086	$382,171	$381,488
Taxable equivalent adjustment	6,253	6,100	5,837	5,825	5,666
Net interest income - taxable equivalent basis (1)	$362,711	$370,508	$380,923	$387,996	$387,154
Average earning assets	$44,175,079	$43,701,283	$43,617,456	$43,097,198	$41,941,913
Net interest margin (1)	3.28%	3.39%	3.49%	3.60%	3.69%
Efficiency ratio:
Noninterest expense	$262,317	$284,235	$244,776	$246,584	$250,711
Deduct: Intangible amortization expense	5,455	5,869	6,040	6,060	6,186
Adjusted noninterest expense (1)	$256,862	$278,366	$238,736	$240,524	$244,525
Net interest income - taxable equivalent basis (1) (see above)	$362,711	$370,508	$380,923	$387,996	$387,154
Noninterest income	77,522	100,094	80,938	81,629	70,681
Deduct: Debt securities gains (losses), net	(16)	(825)	(241)	17	(5,216)
Adjusted total revenue (1)	$440,249	$471,427	$462,102	$469,608	$463,051
Efficiency ratio (1)	58.34%	59.05%	51.66%	51.22%	52.81%
Tangible common equity to tangible assets:
Tangible shareholders’ equity (1) (see above)	$3,256,178	$3,218,215	$2,888,983	$2,935,501	$2,914,772
Assets	$49,534,918	$49,089,836	$49,059,448	$48,496,755	$47,842,644
Deduct: Goodwill and intangible assets	2,095,511	2,100,966	2,106,835	2,112,875	2,118,935
Tangible assets (1)	$47,439,407	$46,988,870	$46,952,613	$46,383,880	$45,723,709
Tangible common equity to tangible assets (1)	6.86%	6.85%	6.15%	6.33%	6.37%
(1)Represents a non-GAAP financial measure.
(2)Calculated using management’s estimate of the annual fully taxable equivalent income tax rates (federal and state).

EXECUTIVE SUMMARY
Old National is the sixth largest commercial bank headquartered in the Midwest by asset size and ranks among the top 30 banking companies headquartered in the United States with consolidated assets of approximately $50 billion at March 31, 2024. The Company’s corporate headquarters and principal executive office is located in Evansville, Indiana with commercial and consumer banking operations headquartered in Chicago, Illinois. Through our wholly-owned banking subsidiary and non-bank affiliates, we provide a wide range of services primarily throughout the Midwest region of the United States and elsewhere, including commercial and consumer loan and depository services, as well as private banking, capital markets, brokerage, wealth management, trust, investment advisory, and other traditional banking services.
Net income applicable to common shares for the first quarter of 2024 was $116.3 million, or $0.40 per diluted common share, compared to $128.4 million, or $0.44 per diluted common share, for the fourth quarter of 2023.
Results for the first quarter of 2024 were impacted by a $13.3 million non-cash, pre-tax expense associated with the distribution of excess pension plan assets with the resolution of the legacy First Midwest defined benefit pension plan, as well as pre-tax charges of $3.0 million for an FDIC special assessment and $2.9 million of merger-related charges. Results for the fourth quarter of 2023 were impacted by the $21.6 million pre-tax gain on sale of Visa Class B restricted shares, $19.1 million for an FDIC special assessment, and $9.9 million of merger-related and other expenses. Excluding these items, net income applicable to common shares for the first quarter of 2024 was $130.8 million, or $0.45 per diluted common share on an adjusted basis1, compared to $134.6 million, or $0.46 per diluted common share on an adjusted basis1, for the fourth quarter of 2023.
We achieved strong results during the first quarter of 2024, including growth in total loans and deposits, modest compression of net interest income reflective of the rate environment, strong credit quality, and disciplined expense management.
Deposits:  Period-end total deposits increased $464.2 million to $37.7 billion, reflecting continued efforts to compete for new client relationships as well as normal seasonally lower patterns in business checking and public funds compared to December 31, 2023.
Loans:  Our loan balances, excluding loans held-for-sale, increased $631.4 million to $33.6 billion at March 31, 2024 compared to December 31, 2023. This was primarily driven by broad-based, disciplined commercial and commercial real estate loan growth.
Net Interest Income: Net interest income decreased $8.0 million to $356.5 million compared to the fourth quarter of 2023 driven by higher funding costs and fewer days in the quarter, partly offset by loan growth.
Provision for Credit Losses:  Provision for credit losses increased $7.3 million to $18.9 million compared to the fourth quarter of 2023 reflecting net charge-offs and loan growth, as well as economic factors.
Noninterest Income:  Noninterest income decreased $22.6 million to $77.5 million compared to the fourth quarter of 2023 reflecting the $21.6 million pre-tax gain on sale of Visa Class B restricted shares in the fourth quarter of 2023. Excluding this gain, noninterest income decreased slightly driven by lower capital markets income, partially offset by increases in mortgage fees, wealth fees, and other income.
Noninterest Expense:  Noninterest expense decreased $21.9 million compared to the fourth quarter of 2023.  For the first quarter of 2024, noninterest expense included a $13.3 million non-cash, pre-tax expense associated with the distribution of excess pension assets with the resolution of the legacy First Midwest plan, as well as pre-tax charges of $3.0 million for the FDIC special assessment, and $2.9 million of merger-related expenses compared to pre-tax charges of $19.1 million for the FDIC special assessment and $9.9 million of merger-related and other expenses in the fourth quarter of 2023. Excluding these expenses, noninterest expense decreased $12.1 million compared to the fourth quarter of 2023 primarily due to elevated performance-driven incentive accruals and higher amortization of tax credit investments for the fourth quarter of 2023, as well as lower professional fees and other expense for the first quarter of 2024, partially offset by higher payroll taxes due to timing.

(1)Represents a non-GAAP financial measure. Refer to “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.

RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National:

(dollars in thousands, except per share data)	Three Months Ended March 31,		% Change
	2024	2023
Income Statement Summary:
Net interest income	$356,458	$381,488	(6.6)%
Provision for credit losses	18,891	13,437	40.6
Noninterest income	77,522	70,681	9.7
Noninterest expense	262,317	250,711	4.6
Net income applicable to common shareholders	116,250	142,566	(18.5)
Net income per common share - diluted	0.40	0.49	(18.4)
Other Data:
Return on average common equity	8.74%	11.58%
Return on average tangible common equity (1)	14.93	21.03
Efficiency ratio (1)	58.34	52.81
Tier 1 leverage ratio	8.96	8.53
Net charge-offs (recoveries) to average loans	0.14	0.21
(1)Represents a non-GAAP financial measure. Refer to “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.
Net Interest Income
Net interest income is the most significant component of our earnings, comprising 82% of revenues for the three months ended March 31, 2024. Net interest income and net interest margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of interest-earning assets and interest-bearing liabilities.
The Federal Reserve held its interest rates steady during the first quarter of 2024 and increased interest rates compared to March 31, 2023. The Federal Reserve’s Federal Funds Rate is currently in a target range of 5.25% to 5.50%, with the Effective Federal Funds Rate of 5.33% at March 31, 2024. Management actively takes balance sheet restructuring, derivative, and deposit pricing actions to help mitigate interest rate risk. See the section of this Item 7 titled “Market Risk” for additional information regarding this risk.
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

(Tax equivalent basis, dollars in thousands)	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
Earning Assets	Average Balance	Income (1)/ Expense	Yield/ Rate	Average Balance	Income (1)/ Expense	Yield/ Rate
Money market and other interest-earning investments	$757,244	$9,985	5.30%	$497,953	$3,098	2.52%
Investment securities:
Treasury and government sponsored agencies	2,362,477	23,266	3.94%	2,197,426	16,531	3.01%
Mortgage-backed securities	5,357,085	38,888	2.90%	5,429,200	35,090	2.59%
States and political subdivisions	1,680,175	13,976	3.33%	1,808,316	14,690	3.25%
Other securities	770,438	12,173	6.32%	738,139	8,604	4.66%
Total investment securities	10,170,175	88,303	3.47%	10,173,081	74,915	2.95%
Loans: (2)
Commercial	9,540,385	167,263	7.01%	9,457,089	147,620	6.24%
Commercial real estate	14,368,370	230,086	6.41%	12,654,366	179,475	5.67%
Residential real estate loans	6,693,814	63,003	3.76%	6,523,074	58,099	3.56%
Consumer	2,645,091	43,594	6.63%	2,636,350	38,108	5.86%
Total loans	33,247,660	503,946	6.07%	31,270,879	423,302	5.42%
Total earning assets	44,175,079	$602,234	5.46%	41,941,913	$501,315	4.79%
Deduct: Allowance for credit losses on loans	(313,470)			(304,393)
Non-Earning Assets
Cash and due from banks	362,676			437,872
Other assets	4,961,595			4,907,115
Total assets	$49,185,880			$46,982,507

Interest-Bearing Liabilities
Checking and NOW	$7,141,201	$25,252	1.42%	$7,988,579	$19,359	0.98%
Savings	5,025,400	5,017	0.40%	6,183,409	2,230	0.15%
Money market	9,917,572	94,213	3.82%	5,641,288	20,010	1.44%
Time deposits, excluding brokered deposits	4,689,136	47,432	4.07%	3,057,870	15,289	2.03%
Brokered deposits	1,047,140	13,525	5.19%	500,530	5,705	4.62%
Total interest-bearing deposits	27,820,449	185,439	2.68%	23,371,676	62,593	1.09%
Federal funds purchased and interbank borrowings	69,090	961	5.59%	419,291	4,839	4.68%
Securities sold under agreements to repurchase	296,236	917	1.25%	412,819	779	0.77%
FHLB advances	4,386,492	41,167	3.77%	4,273,343	37,996	3.61%
Other borrowings	825,846	11,039	5.38%	781,221	7,954	4.13%
Total borrowed funds	5,577,664	54,084	3.90%	5,886,674	51,568	3.55%
Total interest-bearing liabilities	$33,398,113	$239,523	2.88%	$29,258,350	$114,161	1.58%

Noninterest-Bearing Liabilities and Shareholders’ Equity
Demand deposits	$9,258,136			$11,526,267
Other liabilities	964,089			1,031,702
Shareholders’ equity	5,565,542			5,166,188
Total liabilities and shareholders’ equity	$49,185,880			$46,982,507

Net interest income - taxable equivalent basis		$362,711	3.28%		$387,154	3.69%
Taxable equivalent adjustment		(6,253)			(5,666)
Net interest income (GAAP)		$356,458	3.23%		$381,488	3.64%
(1)Interest income is reflected on a fully taxable equivalent basis.
(2)Includes loans held-for-sale.

The following table presents the dollar amount of changes in taxable equivalent net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid.

	From Three Months Ended March 31, 2023 to Three Months Ended March 31, 2024
	Total Change (1)	Attributed to
(dollars in thousands)		Volume	Rate
Interest Income
Money market and other interest-earning investments	$6,887	$2,531	$4,356
Investment securities (2)	13,388	(23)	13,411
Loans (3)	80,644	28,471	52,173
Total interest income	100,919	30,979	69,940
Interest Expense
Checking and NOW deposits	5,893	(2,482)	8,375
Savings deposits	2,787	(791)	3,578
Money market deposits	74,203	27,993	46,210
Time deposits, excluding brokered deposits	32,143	12,406	19,737
Brokered deposits	7,820	6,711	1,109
Federal funds purchased and interbank borrowings	(3,878)	(4,466)	588
Securities sold under agreements to repurchase	138	(290)	428
FHLB advances	3,171	1,195	1,976
Other borrowings	3,085	556	2,529
Total interest expense	125,362	40,832	84,530
Net interest income	$(24,443)	$(9,853)	$(14,590)
(1)The variance not solely due to rate or volume is allocated equally between the rate and volume variances.
(2)Interest income on investment securities includes taxable equivalent adjustments of $2.8 million during the three months ended March 31, 2024 using the federal statutory rate in effect of 21%.
(3)Interest income on loans includes taxable equivalent adjustments of $3.5 million during the three months ended March 31, 2024 using the federal statutory rate in effect of 21%.
The decrease in net interest income for the three months ended March 31, 2024 when compared to the same period in 2023 was primarily due to higher costs and balances of average interest-bearing liabilities, partially offset by higher rates on loans as well as loan growth. Accretion income associated with acquired loans and borrowings totaled $5.1 million in the three months ended March 31, 2024 compared to $7.9 million in the three months ended March 31, 2023.
The decrease in the net interest margin on a fully taxable equivalent basis for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to higher costs of interest-bearing liabilities, partially offset by higher yields on interest earning assets. The yield on interest earning assets increased 67 basis points and the cost of interest-bearing liabilities increased 130 basis points in the three months ended March 31, 2024 compared to the same quarter a year ago. Accretion income represented 5 basis points of the net interest margin in three months ended March 31, 2024, compared to 8 basis points in the three months ended March 31, 2023.
Average earning assets were $44.2 billion and $41.9 billion for the three months ended March 31, 2024 and 2023, respectively, an increase of $2.2 billion, or 5%, primarily due to strong loan growth.
Average loans, including loans held-for-sale, increased $2.0 billion for the three months ended March 31, 2024 when compared to the same period in 2023 primarily due to strong commercial real estate loan growth.
Average noninterest-bearing deposits decreased $2.3 billion while average interest-bearing deposits increased $4.4 billion for the three months ended March 31, 2024 when compared to the same period in 2023 reflecting a mix shift as a result of the current rate environment and organic growth.

Provision for Credit Losses
The following table details the components of the provision for credit losses:

	Three Months Ended March 31,		%
(dollars in thousands)	2024	2023	Change
Provision for credit losses on loans	$23,853	$11,469	108.0%
Provision (release) for credit losses on unfunded loan commitments	(4,962)	1,968	(352.1)
Total provision for credit losses	$18,891	$13,437	40.6%

Net (charge-offs) recoveries on non-PCD loans	$(6,061)	$(4,038)	50.1%
Net (charge-offs) recoveries on PCD loans	(5,689)	(12,391)	(54.1)
Total net (charge-offs) recoveries on loans	$(11,750)	$(16,429)	(28.5)%
Net charge-offs (recoveries) to average loans	0.14%	0.21%	(32.7)%
Total provision for credit losses on loans increased in the three months ended March 31, 2024 reflecting loan growth and macroeconomic factors. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, provision expense may be volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.
Noninterest Income
We generate revenues in the form of noninterest income through client fees, sales commissions, and gains and losses from our core banking franchise and other related businesses, such as wealth management, investment consulting, and investment products. The following table details the components in noninterest income:

	Three Months Ended March 31,		%
(dollars in thousands)	2024	2023	Change
Wealth and investment services fees	$28,304	$26,920	5.1%
Service charges on deposit accounts	17,898	17,003	5.3
Debit card and ATM fees	10,054	9,982	0.7
Mortgage banking revenue	4,478	3,400	31.7
Capital markets income	2,900	6,939	(58.2)
Company-owned life insurance	3,434	3,186	7.8
Debt securities gains (losses), net	(16)	(5,216)	(99.7)
Other income	10,470	8,467	23.7
Total noninterest income	$77,522	$70,681	9.7%
Noninterest income increased $6.8 million for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to $5.2 million of net losses on sales of debt securities in the three months ended March 31, 2023.
Mortgage banking revenue increased $1.1 million for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to higher mortgage originations and increased loan sales.
Capital markets income decreased $4.0 million for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to lower levels of commercial real estate client interest rate swap fees.
Other income increased $2.0 million for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to higher commercial loan fees.

Noninterest Expense
The following table details the components in noninterest expense:

	Three Months Ended March 31,		%
(dollars in thousands)	2024	2023	Change
Salaries and employee benefits	$149,803	$137,364	9.1%
Occupancy	27,019	28,282	(4.5)
Equipment	8,671	7,389	17.4
Marketing	10,634	9,417	12.9
Technology	20,023	19,202	4.3
Communication	4,000	4,461	(10.3)
Professional fees	6,406	6,732	(4.8)
FDIC assessment	11,313	10,404	8.7
Amortization of intangibles	5,455	6,186	(11.8)
Amortization of tax credit investments	2,749	2,761	(0.4)
Other expense	16,244	18,513	(12.3)
Total noninterest expense	$262,317	$250,711	4.6%
Noninterest expense increased $11.6 million for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to a $13.3 million non-cash, pre-tax expense associated with the distribution of excess pension assets with the resolution of the legacy First Midwest plan in the three months ended March 31, 2024. Merger-related expenses totaled $2.9 million in the three months ended March 31, 2024, compared to $14.6 million in the three months ended March 31, 2023. In addition, the three months ended March 31, 2024 were impacted by $3.0 million for the FDIC special assessment and the three months ended March 31, 2023 were impacted by $1.3 million of property optimization charges. Excluding these items, total noninterest expense was $243.1 million and $234.8 million for the three months ended March 31, 2024 and 2023, respectively. The resulting $8.3 million increase in noninterest expense was driven by higher salary and employee benefits reflecting merit and performance-driven incentive accruals.
Provision for Income Taxes
We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by a tax benefit from our tax credit investments and interest on tax-exempt securities and loans. The effective tax rate was 21.3% for the three months ended March 31, 2024, compared to 22.0% for the same period in 2023 reflecting decreases in pre-tax book income and state income taxes combined with an increase in tax credits. See Note 14 to the consolidated financial statements for additional information.. In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at March 31, 2024 based on the current estimate of the effective annual rate.
FINANCIAL CONDITION
Overview
At March 31, 2024, our assets were $49.5 billion, a $445.1 million increase compared to assets of $49.1 billion at December 31, 2023. The increase was driven by disciplined loan growth, partially offset by lower cash balances.
Earning Assets
Our earning assets are comprised of investment securities, portfolio loans, loans held-for-sale, money market investments, interest-earning accounts with the Federal Reserve, and equity securities. Earning assets were $44.5 billion at March 31, 2024, a $534.2 million increase compared to earning assets of $43.9 billion at December 31, 2023 driven primarily by loan growth.

Investment Securities
We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity based on fluctuating interest rates or changes in our funding requirements.
The investment securities portfolio, including equity securities, was $10.2 billion and represented 23% of earning assets at both March 31, 2024 and December 31, 2023. At March 31, 2024, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.
The investment securities available-for-sale portfolio had net unrealized losses of $914.2 million and $869.5 million at March 31, 2024 and December 31, 2023, respectively. The investment securities held-to-maturity portfolio had net unrealized losses of $453.8 million and $412.3 million at March 31, 2024 and December 31, 2023, respectively.
The investment securities available-for-sale portfolio including securities hedges had an effective duration of 4.35 at March 31, 2024, compared to 4.24 at December 31, 2023. The total investment securities portfolio had an effective duration of 5.42 at March 31, 2024, compared to 5.35 at December 31, 2023. Effective duration represents the percentage change in the fair value of the portfolio in response to a change in interest rates and is used to evaluate the portfolio’s price volatility at a single point in time. Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage. The annualized average yields on investment securities, on a taxable equivalent basis, were 3.47% for the three months ended March 31, 2024, compared to 2.95% for the three months ended March 31, 2023.
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

(dollars in thousands)	March 31, 2024	December 31, 2023	$ Change	% Change
Commercial	$9,648,269	$9,512,230	$136,039	1.4%
Commercial real estate	14,653,958	14,140,629	513,329	3.6
Residential real estate	6,661,379	6,699,443	(38,064)	(0.6)
Consumer	2,659,713	2,639,625	20,088	0.8
Total loans	$33,623,319	$32,991,927	$631,392	1.9%
Commercial and Commercial Real Estate Loans
Commercial and commercial real estate loans are the largest classifications within earning assets, representing 55% of earning assets at both March 31, 2024, compared to 54% at December 31, 2023. The increase in commercial and commercial real estate loans at March 31, 2024 from December 31, 2023 was driven by disciplined loan production that was well balanced across our market footprint and product lines.

The following table provides detail on commercial loans by industry classification (as defined by the North American Industry Classification System) and by loan size.

	March 31, 2024			December 31, 2023
(dollars in thousands)	Outstanding	Exposure(1)	Nonaccrual	Outstanding	Exposure(1)	Nonaccrual
By Industry:
Manufacturing	$1,686,178	$2,704,095	$22,875	$1,589,727	$2,734,935	$7,408
Health care and social assistance	1,582,963	1,935,359	1,399	1,567,286	1,949,250	7,390
Wholesale trade	831,579	1,606,395	2,631	748,058	1,541,951	3,789
Real estate rental and leasing	703,259	1,079,752	12,158	686,008	1,035,073	700
Finance and insurance	622,012	947,319	1	637,630	966,842	1
Construction	617,536	1,460,350	3,186	554,312	1,437,025	2,040
Professional, scientific, and technical services	527,070	911,381	5,913	458,133	821,738	3,825
Transportation and warehousing	508,817	675,547	8,430	453,630	703,976	1,746
Accommodation and food services	397,555	462,738	649	389,591	503,990	705
Retail trade	347,604	607,787	5,128	345,944	620,308	5,273
Administrative and support and waste management and remediation services	341,772	512,538	1,837	321,018	487,359	347
Educational services	259,003	404,835	6	263,539	406,867	7
Agriculture, forestry, fishing, and hunting	246,224	395,107	344	255,811	392,098	415
Other services	222,294	393,164	10,128	208,012	400,195	9,328
Public administration	199,888	269,746	—	216,939	285,963	—
Other	554,515	811,045	1,338	816,592	1,111,030	1,537
Total	$9,648,269	$15,177,158	$76,023	$9,512,230	$15,398,600	$44,511
By Loan Size:
Less than $200,000	3%	3%	3%	3%	3%	5%
$200,000 to $1,000,000	12	11	17	11	10	20
$1,000,000 to $5,000,000	24	25	38	24	25	48
$5,000,000 to $10,000,000	15	15	—	16	16	7
$10,000,000 to $25,000,000	30	28	42	31	28	20
Greater than $25,000,000	16	18	—	15	18	—
Total	100%	100%	100%	100%	100%	100%
(1)    Includes unfunded loan commitments.
The following table provides detail on commercial real estate loans classified by property type.

	March 31, 2024			December 31, 2023
(dollars in thousands)	Outstanding	Exposure(1)	Nonaccrual	Outstanding	Exposure(1)	Nonaccrual
By Property Type:
Multifamily	$5,020,755	$6,487,938	$25,915	$4,794,605	$6,422,311	$6,050
Warehouse / Industrial	2,817,785	3,308,618	7,662	2,704,656	3,308,273	6,459
Retail	1,940,200	2,013,691	27,314	1,886,233	1,958,254	29,823
Office	1,898,240	2,054,203	51,554	1,948,430	2,112,157	58,111
Senior housing	1,016,129	1,102,460	40,742	848,903	947,168	41,632
Single family	449,803	474,628	2,659	450,560	476,946	3,187
Other (2)	1,511,046	1,756,731	21,830	1,507,242	1,824,177	15,530
Total	$14,653,958	$17,198,269	$177,676	$14,140,629	$17,049,286	$160,792
(1)    Includes unfunded loan commitments.
(2)    Other includes commercial development, agriculture real estate, hotels, self-storage, land development, religion, and mixed-use properties.
The mix of properties securing the loans in our commercial real estate portfolio is balanced between owner-occupied and non-owner-occupied categories and is diverse in terms of type and geographic location, generally within the

Company’s primary market area. Approximately 28% of the commercial real estate portfolio is owner-occupied as of March 31, 2024, compared to 25% at December 31, 2023.
The Company actively reviews its broader loan portfolio in the normal course of business and has performed a targeted review of contractual maturities in its non-owner-occupied commercial real estate portfolio as part of its response to current market conditions to identify exposure to credit risk associated with renewals. At March 31, 2024, the Company held $430.2 million of non-owner-occupied commercial real estate loans, or 1.3% of total loans, that mature within 18 months with an interest rate below 4%.
Residential Real Estate Loans
At March 31, 2024, residential real estate loans held in our loan portfolio were $6.7 billion, a decrease of $38.1 million compared to December 31, 2023. Changes in interest rates may impact the number of refinancings and new originations of residential real estate loans. If interest rates decrease in the future, there may be an increase in refinancings and new originations of residential real estate loans. Conversely, future increases in interest rates may result in a decline in the level of refinancings and new originations of residential real estate loans.
Consumer Loans
Consumer loans, including automobile loans, personal, and home equity loans and lines of credit, increased $20.1 million to $2.7 billion at March 31, 2024 compared to December 31, 2023 reflecting higher indirect loans.
Funding
The following table summarizes Old National’s total funding, comprised of deposits and wholesale borrowings:

(dollars in thousands)	March 31, 2024	December 31, 2023	$ Change	% Change
Deposits:
Noninterest-bearing demand	$9,257,709	$9,664,247	$(406,538)	(4.2)%
Interest-bearing:
Checking and NOW	7,236,667	7,331,487	(94,820)	(1.3)%
Savings	5,020,095	5,099,186	(79,091)	(1.6)%
Money market	10,234,113	9,561,116	672,997	7.0%
Time deposits	5,950,834	5,579,144	371,690	6.7%
Total deposits	37,699,418	37,235,180	464,238	1.2%
Wholesale borrowings:
Federal funds purchased and interbank borrowings	50,416	390	50,026	N/M
Securities sold under agreements to repurchase	274,493	285,206	(10,713)	(3.8)%
Federal Home Loan Bank advances	4,193,039	4,280,681	(87,642)	(2.0)%
Other borrowings	813,213	764,870	48,343	6.3%
Total wholesale borrowings	5,331,161	5,331,147	14	—%
Total funding	$43,030,579	$42,566,327	$464,252	1.1%
We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. Wholesale funding as a percentage of total funding was 12% at March 31, 2024, compared to 13% at December 31, 2023.
Capital
Shareholders’ equity totaled $5.6 billion at both March 31, 2024 and December 31, 2023. Retained earnings were offset by dividends and changes in unrealized gains (losses) on available-for-sale investment securities and derivatives during the three months ended March 31, 2024.
Capital Adequacy
Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At March 31, 2024, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of “well-capitalized” based on the most recent regulatory definition.

Old National’s consolidated capital position remains strong as evidenced by the following key industry ratios.

	Regulatory Guidelines Minimum	Prompt Corrective Action "Well Capitalized" Guidelines		March 31, 2024	December 31, 2023
Tier 1 capital to total average assets (leverage ratio)	4.00%	N/A	%	8.96%	8.83%
Common equity Tier 1 capital to risk-weighted total assets	7.00	N/A		10.76	10.70
Tier 1 capital to risk-weighted total assets	8.50	6.00		11.40	11.35
Total capital to risk-weighted total assets	10.50	10.00		12.74	12.64
Shareholders’ equity to assets	N/A	N/A		11.30	11.33
Old National Bank, Old National’s bank subsidiary, maintained a strong capital position as evidenced by the following key industry ratios.

	Regulatory Guidelines Minimum	Prompt Corrective Action "Well Capitalized" Guidelines	March 31, 2024	December 31, 2023
Tier 1 capital to total average assets (leverage ratio)	4.00%	5.00%	9.04%	8.99%
Common equity Tier 1 capital to risk-weighted total assets	7.00	6.50	11.50	11.57
Tier 1 capital to risk-weighted total assets	8.50	8.00	11.50	11.57
Total capital to risk-weighted total assets	10.50	10.00	12.32	12.33
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
RISK MANAGEMENT
Overview
Old National has adopted a Risk Appetite Statement to enable our Board of Directors, Executive Leadership Team, and Senior Management to better assess, understand, monitor, and mitigate Old National’s risks. The Risk Appetite Statement addresses the following major risks: strategic, market, liquidity, credit, operational, talent management, compliance and regulatory, legal, and reputational. Our Chief Risk Officer provides quarterly reports to the Board’s Enterprise Risk Committee on various risk topics. The following discussion addresses certain of these major risks including credit, market, and liquidity. Discussion of operational, compliance and regulatory, legal, strategic, talent management, and reputational risks is provided in the section entitled “Risk Factors” in the Company’s 2023 Annual Report on Form 10-K.

Credit Risk
Credit risk represents the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. Our primary credit risks result from our investment and lending activities.
Asset Quality
We lend to commercial and commercial real estate clients in many diverse industries including, among others, real estate rental and leasing, manufacturing, healthcare, wholesale trade, construction, and agriculture. Old National manages concentrations of credit exposure by industry, product, geography, client relationship, and loan size. At March 31, 2024, our average commercial loan size was approximately $720,000 and our average commercial real estate loan size was approximately $1,530,000. In addition, while loans to lessors of residential and non-residential real estate exceed 10% of total loans, no individual sub-segment category within those broader categories reaches the 10% threshold. At March 31, 2024, we had minimal exposure to foreign borrowers and no sovereign debt. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily in the Midwest region of the United States.
The following table presents a summary of under-performing, criticized, and classified assets:

(dollars in thousands)	March 31, 2024	December 31, 2023
Total nonaccrual loans	$328,645	$274,821
Total past due loans (90 days or more and still accruing)	2,172	961
Foreclosed assets	9,344	9,434
Total under-performing assets	$340,161	$285,216
Classified loans (includes nonaccrual, past due 90 days, and other problem loans)	$956,974	$875,140
Other classified assets (1)	54,392	48,930
Criticized loans	827,419	843,920
Total criticized and classified assets	$1,838,785	$1,767,990
Asset Quality Ratios:
Nonaccrual loans/total loans (2)	0.98%	0.83%
Under-performing assets/total loans (2)	1.01	0.86
Under-performing assets/total assets	0.69	0.58
Allowance for credit losses on loans/under-performing assets	93.99	107.85
Allowance for credit losses on loans/nonaccrual loans	97.28	111.93
(1)Includes investment securities that fell below investment grade rating.
(2)Loans exclude loans held-for-sale.
Under-performing assets increased to $340.2 million at March 31, 2024, compared to $285.2 million at December 31, 2023. Under-performing assets as a percentage of total loans at March 31, 2024 were 1.01%, a 15 basis point increase from 0.86% at December 31, 2023.
Nonaccrual loans increased $53.8 million from December 31, 2023 to March 31, 2024 reflecting the migration of certain commercial credits as they progress to resolution. As a percentage of nonaccrual loans, the allowance for credit losses on loans was 97.28% at March 31, 2024, compared to 111.93% at December 31, 2023.
Total criticized and classified assets were $1.8 billion at March 31, 2024, an increase of $70.8 million from December 31, 2023 primarily due to higher criticized and classified commercial real estate loans. Other classified assets include investment securities that fell below investment grade rating totaling $54.4 million at March 31, 2024, compared to $48.9 million at December 31, 2023.
Allowance for Credit Losses on Loans and Unfunded Commitments
Net charge-offs on loans totaled $11.8 million during the three months ended March 31, 2024, compared to $16.4 million for the same period in 2023. Annualized, net charge-offs to average loans were 0.14% for the three months ended March 31, 2024, compared to 0.21% for the same period in 2023. The three months ended March 31, 2024 included net charge-offs on PCD loans totaling $5.7 million, or 0.07% on an annualized basis of average loans, compared to net charge-offs on PCD loans totaling $12.4 million, or 0.16% on an annualized basis of average loans for the same period in 2023.
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
The allowance for credit losses on loans was $319.7 million at March 31, 2024, compared to $307.6 million at December 31, 2023. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, provision expense may be volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.
We maintain an allowance for credit losses on unfunded loan commitments to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses on loans, modified to take into account the probability of a drawdown on the commitment. The allowance for credit losses on unfunded loan commitments is classified as a liability account on the balance sheet within accrued expenses and other liabilities, while the corresponding provision for unfunded loan commitments is included in the provision for credit losses. The allowance for credit losses on unfunded loan commitments totaled $26.3 million at March 31, 2024, compared to $31.2 million at December 31, 2023.
See the section entitled “Risk Factors” in the Company’s 2023 Annual Report on Form 10-K for further discussion of our credit risk.
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
A key element in our ongoing process is to measure and monitor interest rate risk using a model to quantify the likely impact of changing interest rates on Old National’s results of operations. The model quantifies the effects of various possible interest rate scenarios on projected net interest income. The model measures the impact on net interest income relative to a base case scenario over a two-year cumulative horizon resulting from an immediate change in interest rates using multiple rate scenarios. The base case scenario assumes that the balance sheet and interest rates are held at current levels. The model shows our projected net interest income sensitivity based on interest rate changes only and does not consider other forecast assumptions. Due to the dynamics of future interest rate expectations, we also measure and monitor interest rate risk using the forward curve, which may be a more probable scenario of our interest rate exposure. The forward curve represents the relationship between the price of forward contracts and the time to maturity of the forward contracts at a point in time. Presentation of the forward curve model is included in the following table as of March 31, 2024.

The following table illustrates our projected net interest income sensitivity over a two-year cumulative horizon based on the asset/liability model at March 31, 2024 and 2023:

	Immediate Rate Decrease			March 31, 2024 Forward Curve		Immediate Rate Increase
(dollars in thousands)	-300 Basis Points	-200 Basis Points	-100 Basis Points		Base	+100 Basis Points	+200 Basis Points	+300 Basis Points
March 31, 2024
Projected interest income:
Money market, other interest earning investments, and investment securities	$731,811	$751,001	$800,963	$817,375	$853,340	$907,670	$960,568	$1,012,590
Loans	3,135,715	3,509,083	3,884,871	3,984,683	4,252,944	4,618,125	4,983,142	5,347,889
Total interest income	3,867,526	4,260,084	4,685,834	4,802,058	5,106,284	5,525,795	5,943,710	6,360,479
Projected interest expense:
Deposits	604,784	894,474	1,197,697	1,232,929	1,478,601	1,783,767	2,101,956	2,415,479
Borrowings	354,555	416,191	492,897	516,442	583,388	665,070	746,785	828,459
Total interest expense	959,339	1,310,665	1,690,594	1,749,371	2,061,989	2,448,837	2,848,741	3,243,938
Net interest income	$2,908,187	$2,949,419	$2,995,240	$3,052,687	$3,044,295	$3,076,958	$3,094,969	$3,116,541
Change from base	$(136,108)	$(94,876)	$(49,055)	$8,392		$32,663	$50,674	$72,246
% change from base	(4.47)%	(3.12)%	(1.61)%	0.28%		1.07%	1.66%	2.37%

	Immediate Rate Decrease				Immediate Rate Increase
	-300 Basis Points	-200 Basis Points	-100 Basis Points	Base	+100 Basis Points	+200 Basis Points	+300 Basis Points
March 31, 2023
Projected interest income:
Money market, other interest earning investments, and investment securities	$638,159	$668,554	$711,908	$764,597	$815,964	$866,973	$918,430
Loans	2,516,865	2,868,902	3,220,937	3,569,373	3,908,901	4,247,694	4,586,338
Total interest income	3,155,024	3,537,456	3,932,845	4,333,970	4,724,865	5,114,667	5,504,768
Projected interest expense:
Deposits	347,614	520,021	699,243	879,315	1,063,942	1,248,569	1,433,196
Borrowings	333,258	441,566	539,054	636,325	736,439	836,612	936,862
Total interest expense	680,872	961,587	1,238,297	1,515,640	1,800,381	2,085,181	2,370,058
Net interest income	$2,474,152	$2,575,869	$2,694,548	$2,818,330	$2,924,484	$3,029,486	$3,134,710
Change from base	$(344,178)	$(242,461)	$(123,782)		$106,154	$211,156	$316,380
% change from base	(12.21)%	(8.60)%	(4.39)%		3.77%	7.49%	11.23%
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
We use cash flow and fair value hedges, primarily interest rate swaps, collars, and floors, to mitigate interest rate risk. Derivatives designated as hedging instruments were in a net liability position with a fair value loss of $12.4 million at March 31, 2024, compared to a net asset position with a fair value gain of $4.5 million at

December 31, 2023. See Note 15 to the consolidated financial statements for further discussion of derivative financial instruments.
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
A maturity schedule for Old National Bank’s time deposits is shown in the following table at March 31, 2024.

(dollars in thousands)
Maturity Bucket	Amount	Rate
2024	$4,898,915	4.54%
2025	906,669	3.85
2026	81,108	1.49
2027	38,107	0.97
2028	14,494	1.48
2027 and beyond	11,541	1.40
Total	$5,950,834	4.35%
Our ability to acquire funding at competitive prices is influenced by rating agencies’ views of our credit quality, liquidity, capital, and earnings.
The credit ratings of Old National and Old National Bank at March 31, 2024 are shown in the following table.

Moody’s Investors Service
	Long-term	Short-term
Old National	Baa1	N/A
Old National Bank	A1	P-1

Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well. At March 31, 2024, Old National and its subsidiaries had the following availability of liquid funds and borrowings:

(dollars in thousands)	Parent Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$313,936	$625,563
Unencumbered government-issued debt securities	—	924,475
Unencumbered investment grade municipal securities	—	79,479
Unencumbered corporate securities	—	35,884
Availability of borrowings*:
Amount available from Federal Reserve discount window	—	5,049,450
Amount available from Federal Home Loan Bank	—	6,966,263
Total available funds	$313,936	$13,681,114
* Based on collateral pledged
Old National Bancorp has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows, and funds used for acquisitions. Old National Bancorp can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit, and through the issuance of debt securities. Additionally, Old National Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt and equity markets. At March 31, 2024, Old National Bancorp’s other borrowings outstanding were $478.5 million. Management believes the Company has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Federal banking laws regulate the amount of dividends that may be paid by Old National Bank to Old National Bancorp on an unconsolidated basis without obtaining prior regulatory approval. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years. Prior regulatory approval to pay dividends was not required in 2023 and is not currently required.
CRITICAL ACCOUNTING ESTIMATES
Our most significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. Certain of these accounting policies require management to use significant judgment and estimates, which can have a material impact on the carrying value of certain assets and liabilities. We consider these policies to be our critical accounting estimates. The judgment and assumptions made are based upon historical experience, future forecasts, or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgment and assumptions, actual results could differ from estimates, which could have a material effect on our financial condition and results of operations.
For additional information regarding critical accounting estimates, see the section titled “Critical Accounting Estimates” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes in the Company’s application of critical accounting estimates since December 31, 2023.
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

PART II
OTHER INFORMATION
ITEM 1A.  RISK FACTORS
There have been no material changes from the risk factors disclosed in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
01/01/24 - 01/31/24	1,208	$16.91	—	$170,476,849
02/01/24 - 02/29/24	229,379	$16.53	—	$200,000,000
03/01/24 - 03/31/24	203,382	$16.56	—	$200,000,000
Total	433,969	$16.55	—	$200,000,000
(1)Consists of shares acquired pursuant to the Company’s share-based incentive programs. Under the terms of the Company’s share-based incentive programs, the Company accepts previously owned shares of common stock surrendered to satisfy tax withholding obligations associated with the vesting of restricted stock or performance shares earned.
(2)On February 21, 2024, the Company’s Board of Directors approved a stock repurchase program, under which the Company is authorized to repurchase up to $200 million of its outstanding common stock through February 28, 2025. This stock repurchase program replaced the prior $200 million program that expired on February 29, 2024.
ITEM 5.  OTHER INFORMATION
(a)None
(b)There have been no material changes in the procedure by which security holders recommend nominees to the Company’s board of directors.
(c)During the three months ended March 31, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

3.5
Amended and Restated By-Laws of Old National, amended February 21, 2024 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2024).

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

101
The following materials from Old National’s Form 10-Q Report for the quarterly period ended March 31, 2024, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from Old National’s Form 10-Q Report for the quarterly period ended March 31, 2024, formatted in inline XBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD NATIONAL BANCORP
(Registrant)

By:	/s/ John V. Moran, IV
John V. Moran, IV
Executive Vice President, Interim Chief Financial Officer, and Chief Strategy Officer
Duly Authorized Officer and Principal Financial Officer

Date: May 1, 2024