Form 10-Q
period 2024-06-30
OLD NATIONAL BANCORP /IN/
filed 2024-07-31
CIK 707179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The registrant has one class of common stock (no par value) with 318,970,000 shares outstanding at July 31, 2024.

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
SOFR: Secured Overnight Financing Rate

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS

(dollars and shares in thousands, except per share data)	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Cash and due from banks	$428,665	$430,866
Money market and other interest-earning investments	804,381	744,192
Total cash and cash equivalents	1,233,046	1,175,058
Equity securities, at fair value	85,521	80,372
Investment securities - available-for-sale, at fair value (amortized cost $8,168,508 and $7,684,889, respectively)	7,105,478	6,713,055
Investment securities - held-to-maturity, at amortized cost (fair value $2,512,502 and $2,601,188, respectively)	2,986,449	3,013,493
Federal Home Loan Bank/Federal Reserve Bank stock, at cost	374,147	365,588
Loans held-for-sale, at fair value	66,126	32,006
Loans:
Commercial	10,332,631	9,512,230
Commercial real estate	16,016,958	14,140,629
Residential real estate	6,894,957	6,699,443
Consumer	2,905,967	2,639,625
Total loans, net of unearned income	36,150,513	32,991,927
Allowance for credit losses on loans	(366,335)	(307,610)
Net loans	35,784,178	32,684,317
Premises and equipment, net	601,945	565,396
Goodwill	2,170,709	1,998,716
Other intangible assets	135,495	102,250
Company-owned life insurance	862,032	767,902
Accrued interest receivable and other assets	1,714,519	1,591,683
Total assets	$53,119,645	$49,089,836
Liabilities
Deposits:
Noninterest-bearing demand	$9,336,042	$9,664,247
Interest-bearing:
Checking and NOW	8,081,218	7,331,487
Savings	4,983,811	5,099,186
Money market	10,549,944	9,561,116
Time deposits	7,048,213	5,579,144
Total deposits	39,999,228	37,235,180
Federal funds purchased and interbank borrowings	250,154	390
Securities sold under agreements to repurchase	240,713	285,206
Federal Home Loan Bank advances	4,744,560	4,280,681
Other borrowings	849,777	764,870
Accrued expenses and other liabilities	960,141	960,609
Total liabilities	47,044,573	43,526,936
Shareholders’ Equity
Preferred stock, 2,000 shares authorized, 231 shares issued and outstanding	230,500	230,500
Common stock, no par value, $1.00 per share stated value, 600,000 shares authorized, 318,969 and 292,655 shares issued and outstanding, respectively	318,969	292,655
Capital surplus	4,550,965	4,159,924
Retained earnings	1,766,046	1,618,630
Accumulated other comprehensive income (loss), net of tax	(791,408)	(738,809)
Total shareholders’ equity	6,075,072	5,562,900
Total liabilities and shareholders’ equity	$53,119,645	$49,089,836
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars and shares in thousands, except per share data)	2024	2023	2024	2023
Interest Income
Loans including fees:
Taxable	$545,622	$449,896	$1,032,983	$860,271
Nontaxable	13,243	10,925	26,345	21,137
Investment securities:
Taxable	82,755	64,072	157,782	124,873
Nontaxable	10,732	11,043	21,238	22,206
Money market and other interest-earning investments	11,311	8,966	21,296	12,064
Total interest income	663,663	544,902	1,259,644	1,040,551
Interest Expense
Deposits	215,806	100,974	401,245	163,567
Federal funds purchased and interbank borrowings	1,986	5,655	2,947	10,494
Securities sold under agreements to repurchase	639	900	1,556	1,679
Federal Home Loan Bank advances	44,643	45,088	85,810	83,084
Other borrowings	12,168	10,114	23,207	18,068
Total interest expense	275,242	162,731	514,765	276,892
Net interest income	388,421	382,171	744,879	763,659
Provision for credit losses	36,214	14,787	55,105	28,224
Net interest income after provision for credit losses	352,207	367,384	689,774	735,435
Noninterest Income
Wealth and investment services fees	29,358	26,521	57,662	53,441
Service charges on deposit accounts	19,350	17,751	37,248	34,754
Debit card and ATM fees	10,993	10,653	21,047	20,635
Mortgage banking revenue	7,064	4,165	11,542	7,565
Capital markets income	4,729	6,173	7,629	13,112
Company-owned life insurance	5,739	4,698	9,173	7,884
Debt securities gains (losses), net	2	17	(14)	(5,199)
Other income	10,036	11,651	20,506	20,118
Total noninterest income	87,271	81,629	164,793	152,310
Noninterest Expense
Salaries and employee benefits	159,193	135,810	308,996	273,174
Occupancy	26,547	26,085	53,566	54,367
Equipment	8,704	7,721	17,375	15,110
Marketing	11,284	9,833	21,918	19,250
Technology	24,002	20,056	44,025	39,258
Communication	4,480	4,232	8,480	8,693
Professional fees	10,552	6,397	16,958	13,129
FDIC assessment	9,676	9,624	20,989	20,028
Amortization of intangibles	7,425	6,060	12,880	12,246
Amortization of tax credit investments	2,747	2,762	5,496	5,523
Other expense	18,389	18,004	34,633	36,517
Total noninterest expense	282,999	246,584	545,316	497,295
Income before income taxes	156,479	202,429	309,251	390,450
Income tax expense	35,250	47,393	67,738	88,814
Net income	121,229	155,036	241,513	301,636
Preferred dividends	(4,033)	(4,033)	(8,067)	(8,067)
Net income applicable to common shareholders	$117,196	$151,003	$233,446	$293,569
Net income per common share - basic	$0.37	$0.52	$0.77	$1.01
Net income per common share - diluted	0.37	0.52	0.77	1.01
Weighted average number of common shares outstanding - basic	315,585	290,559	303,283	290,822
Weighted average number of common shares outstanding - diluted	316,461	291,266	304,207	291,870
Dividends per common share	$0.14	$0.14	$0.28	$0.28
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Net income	$121,229	$155,036	$241,513	$301,636

Other comprehensive income (loss):

Change in debt securities available-for-sale:
Unrealized holding gains (losses) for the period	(17,788)	(120,159)	(62,497)	(95,435)
Reclassification adjustment for securities (gains) losses realized in income	(2)	(17)	14	5,199
Income tax effect	4,441	30,043	15,683	31,189
Unrealized gains (losses) on available-for-sale securities	(13,349)	(90,133)	(46,800)	(59,047)

Change in securities held-to-maturity:
Amortization of unrealized losses on securities transferred from available-for-sale	4,376	5,122	8,694	10,951
Income tax effect	(1,111)	(1,300)	(2,208)	(1,431)
Changes from securities held-to-maturity	3,265	3,822	6,486	9,520

Change in hedges:
Net unrealized derivative gains (losses) on hedges	(7,035)	13,272	(26,194)	61,121
Reclassification adjustment for (gains) losses realized in net income	4,747	(32,112)	9,624	(24,820)
Income tax effect	592	4,872	4,285	(8,848)
Changes from hedges	(1,696)	(13,968)	(12,285)	27,453

Change in defined benefit pension plans:
Amortization of net (gains) losses recognized in income	—	6	—	(182)
Income tax effect	—	(2)	—	45
Changes from defined benefit pension plans	—	4	—	(137)
Other comprehensive income (loss), net of tax	(11,780)	(100,275)	(52,599)	(22,211)
Comprehensive income (loss)	$109,449	$54,761	$188,914	$279,425
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2022	$230,500	$292,903	$4,174,265	$1,217,349	$(786,422)	$5,128,595
Net income	—	—	—	146,600	—	146,600
Other comprehensive income (loss)	—	—	—	—	78,064	78,064
Cash dividends:
Common ($0.14 per share)	—	—	—	(41,088)	—	(41,088)
Preferred ($17.50 per share)	—	—	—	(4,034)	—	(4,034)
Common stock issued	—	15	247	—	—	262
Common stock repurchased	—	(2,598)	(41,112)	—	—	(43,710)
Share-based compensation expense	—	—	12,742	—	—	12,742
Stock activity under incentive compensation plans	—	1,602	(1,412)	(195)	—	(5)
Balance, March 31, 2023	230,500	291,922	4,144,730	1,318,632	(708,358)	5,277,426
Net income	—	—	—	155,036	—	155,036
Other comprehensive income (loss)	—	—	—	—	(100,275)	(100,275)
Cash dividends:
Common ($0.14 per share)	—	—	—	(40,932)	—	(40,932)
Preferred ($17.50 per share)	—	—	—	(4,033)	—	(4,033)
Common stock issued	—	20	252	—	—	272
Common stock repurchased	—	(8)	(97)	—	—	(105)
Share-based compensation expense	—	—	5,247	—	—	5,247
Stock activity under incentive compensation plans	—	663	(1,043)	(161)	—	(541)
Balance, June 30, 2023	$230,500	$292,597	$4,149,089	$1,428,542	$(808,633)	$5,292,095

December 31, 2023	$230,500	$292,655	$4,159,924	$1,618,630	$(738,809)	$5,562,900
Net income	—	—	—	120,284	—	120,284
Other comprehensive income (loss)	—	—	—	—	(40,819)	(40,819)
Cash dividends:
Common ($0.14 per share)	—	—	—	(41,060)	—	(41,060)
Preferred ($17.50 per share)	—	—	—	(4,034)	—	(4,034)
Common stock issued	—	17	248	—	—	265
Common stock repurchased	—	(434)	(6,748)	—	—	(7,182)
Share-based compensation expense	—	—	5,491	—	—	5,491
Stock activity under incentive compensation plans	—	1,092	(1,373)	(156)	—	(437)
Balance, March 31, 2024	230,500	293,330	4,157,542	1,693,664	(779,628)	5,595,408
Net income	—	—	—	121,229	—	121,229
Other comprehensive income (loss)	—	—	—	—	(11,780)	(11,780)
Acquisition of CapStar Financial Holdings, Inc.	—	24,014	393,584	—	—	417,598
Cash dividends:
Common ($0.14 per share)	—	—	—	(44,656)	—	(44,656)
Preferred ($17.50 per share)	—	—	—	(4,033)	—	(4,033)
Common stock issued	—	16	249	—	—	265
Common stock repurchased	—	(77)	(1,199)	—	—	(1,276)
Share-based compensation expense	—	—	9,062	—	—	9,062
Stock activity under incentive compensation plans	—	1,686	(8,273)	(158)	—	(6,745)
Balance, June 30, 2024	$230,500	$318,969	$4,550,965	$1,766,046	$(791,408)	$6,075,072
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2024	2023
Cash Flows From Operating Activities
Net income	$241,513	$301,636
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	18,947	18,386
Amortization of other intangible assets	12,880	12,246
Amortization of tax credit investments	5,496	5,523
Net premium amortization on investment securities	3,493	7,061
Accretion income related to acquired loans	(13,083)	(11,485)
Share-based compensation expense	14,553	17,989
Provision for credit losses	55,105	28,224
Debt securities (gains) losses, net	14	5,199
Net (gains) losses on sales of loans and other assets	(3,898)	(45)
Increase in cash surrender value of company-owned life insurance	(9,173)	(7,884)
Residential real estate loans originated for sale	(363,341)	(225,753)
Proceeds from sales of residential real estate loans	349,486	218,253
(Increase) decrease in interest receivable	(3,734)	(14,677)
(Increase) decrease in other assets	17,335	(38,540)
Increase (decrease) in accrued expenses and other liabilities	(60,380)	(101,417)
Net cash flows provided by (used in) operating activities	265,213	214,716
Cash Flows From Investing Activities
Cash received from merger, net	177,791	—
Purchases of investment securities available-for-sale	(939,533)	(174,657)
Purchases of investment securities held-to-maturity	—	(1,941)
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	(8,559)	(99,159)
Purchases of equity securities	(4,782)	(20,820)
Proceeds from maturities, prepayments, and calls of investment securities available-for-sale	503,319	333,937
Proceeds from sales of investment securities available-for-sale	293,240	51,654
Proceeds from maturities, prepayments, and calls of investment securities held-to-maturity	34,076	45,193
Proceeds from sales of Federal Home Loan Bank/Federal Reserve Bank stock	14,426	1
Proceeds from sales of equity securities	2,417	1,726
Loan originations and payments, net	(1,063,661)	(1,708,291)
Proceeds from sales of commercial loans	45,881	291,368
Proceeds from company-owned life insurance death benefits	6,589	4,888
Proceeds from sales of premises and equipment and other assets	—	2,369
Purchases of premises and equipment and other assets	(17,847)	(17,410)
Net cash flows provided by (used in) investing activities	(956,643)	(1,291,142)
Cash Flows From Financing Activities
Net increase (decrease) in:
Deposits	203,584	1,230,485
Federal funds purchased and interbank borrowings	249,764	(445,429)
Securities sold under agreements to repurchase	(44,493)	(121,357)
Other borrowings	42,274	65,719
Payments for maturities of Federal Home Loan Bank advances	(1,300,000)	(1,650,150)
Proceeds from Federal Home Loan Bank advances	1,700,000	2,600,000
Cash dividends paid	(93,783)	(90,087)
Common stock repurchased	(8,458)	(43,815)
Common stock issued	530	534
Net cash flows provided by (used in) financing activities	749,418	1,545,900
Net increase (decrease) in cash and cash equivalents	57,988	469,474
Cash and cash equivalents at beginning of period	1,175,058	728,412
Cash and cash equivalents at end of period	$1,233,046	$1,197,886

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) – (Continued)

	Six Months Ended June 30,
(dollars in thousands)	2024	2023
Supplemental Cash Flow Information:
Total interest paid	$512,514	$253,542
Total income taxes paid (net of refunds)	38,806	87,668
Noncash Investing and Financing Activities:
Common stock issued for merger, net	417,598	—
Operating lease right-of-use assets obtained in exchange for lease obligations	21,488	7,542
Finance lease right-of-use assets obtained in exchange for lease obligations	15,178	9,141
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned subsidiaries (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of June 30, 2024 and December 31, 2023, and the results of its operations for the three and six months ended June 30, 2024 and 2023. Interim results do not necessarily represent annual results. Certain information and disclosures normally included in notes to consolidated annual financial statements prepared in accordance with GAAP have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to SEC rules and regulations. These financial statements should be read in conjunction with Old National’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
The amendments in this ASU are effective March 12, 2020 through December 31, 2024. As of June 30, 2024, substantially all of the Company’s LIBOR exposure was addressed and remaining LIBOR-based contracts are expected to transition to alternate reference rates at their next index reset dates. Old National believes the adoption of this guidance on activities subsequent to June 30, 2024 will not have a material impact on the consolidated financial statements.

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
NOTE 3 – ACQUISITION AND DIVESTITURE ACTIVITY
Acquisition
CapStar Financial Holdings, Inc.
On April 1, 2024, Old National completed its acquisition of CapStar Financial Holdings, Inc. (“CapStar”) and its wholly-owned subsidiary, CapStar Bank, in an all-stock transaction. This partnership strengthens Old National’s Nashville, Tennessee presence and adds several new high-growth markets. Pursuant to the terms of the merger agreement, each outstanding share of CapStar common stock was converted into the right to receive 1.155 shares of Old National common stock plus cash in lieu of fractional shares. All system conversions related to the transaction were completed in early July of 2024.

The assets acquired and liabilities assumed, both intangible and tangible, were recorded at their estimated fair values as of the merger date and have been accounted for under the acquisition method of accounting. The following table presents the preliminary valuation of the assets acquired and liabilities assumed and the fair value of consideration as of the merger date:

(dollars and shares in thousands)	April 1, 2024
Assets
Cash and cash equivalents	$177,791
Investment securities	342,490
FHLB/Federal Reserve Bank stock	14,426
Loans held-for-sale	21,159
Loans, net of allowance for credit losses	2,124,695
Premises and equipment	22,481
Goodwill	171,993
Other intangible assets	46,125
Company-owned life insurance	91,475
Other assets	95,530
Total assets	$3,108,165
Liabilities
Deposits	$2,560,464
Federal Home Loan Bank advances	75,000
Other borrowings	30,000
Accrued expenses and other liabilities	25,103
Total liabilities	$2,690,567
Fair value of consideration
Common stock (24,014 shares issued at $17.41 per share)	$417,598
Total consideration	$417,598
Goodwill related to this merger will not be deductible for tax purposes.
Other intangible assets acquired included core deposit intangibles. The estimated fair value of the core deposit intangible was $46.1 million and is being amortized over an estimated useful life of 10 years.
The fair value of PCD assets was $613.5 million on the date of merger. The gross contractual amounts receivable relating to the PCD assets was $679.3 million. Old National estimates, on the date of the merger, that $23.9 million of the contractual cash flows specific to the PCD assets will not be collected.
Transaction costs primarily associated with the CapStar merger have been expensed for the three and six months ended June 30, 2024 totaling $19.4 million and $22.3 million, respectively, and additional transaction and integration costs will be expensed in future periods as incurred.

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
The following table presents the calculation of basic and diluted net income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars and shares in thousands, except per share data)	2024	2023	2024	2023
Net income	$121,229	$155,036	$241,513	$301,636
Preferred dividends	(4,033)	(4,033)	(8,067)	(8,067)
Net income applicable to common shares	$117,196	$151,003	$233,446	$293,569

Weighted average common shares outstanding:
Weighted average common shares outstanding (basic)	315,585	290,559	303,283	290,822
Effect of dilutive securities:
Restricted stock	876	707	924	1,047
Stock appreciation rights	—	—	—	1
Weighted average diluted shares outstanding	316,461	291,266	304,207	291,870
Basic Net Income Per Common Share	$0.37	$0.52	$0.77	$1.01
Diluted Net Income Per Common Share	$0.37	$0.52	$0.77	$1.01

NOTE 5 – INVESTMENT SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolios and the corresponding amounts of gross unrealized gains, unrealized losses, and basis adjustments in AOCI and gross unrecognized gains and losses.

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Basis Adjustments (1)	Fair Value
June 30, 2024
Available-for-Sale
U.S. Treasury	$265,745	$8	$(10,940)	$(49,505)	$205,308
U.S. government-sponsored entities and agencies	1,442,132	—	(187,768)	(82,070)	1,172,294
Mortgage-backed securities - Agency	5,571,763	2,244	(685,551)	—	4,888,456
States and political subdivisions	550,897	121	(28,267)	564	523,315
Pooled trust preferred securities	13,802	—	(2,504)	—	11,298
Other securities	324,169	216	(19,578)	—	304,807
Total available-for-sale securities	$8,168,508	$2,589	$(934,608)	$(131,011)	$7,105,478
Held-to-Maturity
U.S. government-sponsored entities and agencies	$829,402	$—	$(167,071)	$—	$662,331
Mortgage-backed securities - Agency	1,001,915	—	(163,626)	—	838,289
States and political subdivisions	1,155,282	469	(143,719)	—	1,012,032
Allowance for securities held-to-maturity	(150)	—	—	—	(150)
Total held-to-maturity securities	$2,986,449	$469	$(474,416)	$—	$2,512,502

December 31, 2023
Available-for-Sale
U.S. Treasury	$449,817	$154	$(11,941)	$(41,297)	$396,733
U.S. government-sponsored entities and agencies	1,487,879	33	(192,717)	(63,931)	1,231,264
Mortgage-backed securities - Agency	4,835,319	3,093	(621,852)	—	4,216,560
States and political subdivisions	554,509	878	(23,057)	2,930	535,260
Pooled trust preferred securities	13,797	—	(2,460)	—	11,337
Other securities	343,568	449	(22,116)	—	321,901
Total available-for-sale securities	$7,684,889	$4,607	$(874,143)	$(102,298)	$6,713,055
Held-to-Maturity
U.S. government-sponsored entities and agencies	$825,953	$—	$(154,827)	$—	$671,126
Mortgage-backed securities - Agency	1,029,131	—	(147,137)	—	881,994
States and political subdivisions	1,158,559	1,800	(112,141)	—	1,048,218
Allowance for securities held-to-maturity	(150)	—	—	—	(150)
Total held-to-maturity securities	$3,013,493	$1,800	$(414,105)	$—	$2,601,188
(1)    Basis adjustments represent the amount of fair value hedging adjustments included in the carrying amounts of fixed-rate investment securities assets designated in fair value hedging arrangements. See Note 15 to the consolidated financial statements for additional information regarding these derivative financial instruments.
Substantially all of the mortgage-backed securities in the investment portfolio are residential mortgage-backed securities.
Proceeds from sales or calls of available-for-sale investment securities and the resulting realized gains and realized losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Proceeds	$287,075	$24,933	$348,325	$82,888
Realized gains	4	39	8	948
Realized losses	(2)	(22)	(22)	(6,147)

The table below shows the amortized cost and fair value of the investment securities portfolio by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yield is based on amortized cost.

	June 30, 2024
(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Maturity
Available-for-Sale
Within one year	$201,863	$199,144	3.31%
One to five years	2,465,325	2,302,561	3.73
Five to ten years	4,194,624	3,585,179	2.63
Beyond ten years	1,306,696	1,018,594	2.65
Total	$8,168,508	$7,105,478	2.98%
Held-to-Maturity
Within one year	$158	$148	2.19%
One to five years	164,614	134,416	2.59
Five to ten years	1,179,654	1,015,361	2.63
Beyond ten years	1,642,023	1,362,577	2.72
Total	$2,986,449	$2,512,502	2.68%
The following table summarizes the available-for-sale investment securities with unrealized losses for which an allowance for credit losses has not been recorded by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2024
Available-for-Sale
U.S. Treasury	$7,944	$(32)	$187,270	$(10,908)	$195,214	$(10,940)
U.S. government-sponsored entities and agencies	4,010	(67)	1,168,284	(187,701)	1,172,294	(187,768)
Mortgage-backed securities - Agency	933,388	(6,678)	3,625,425	(678,873)	4,558,813	(685,551)
States and political subdivisions	150,978	(1,977)	317,112	(26,290)	468,090	(28,267)
Pooled trust preferred securities	—	—	11,298	(2,504)	11,298	(2,504)
Other securities	26,624	(132)	216,148	(19,446)	242,772	(19,578)
Total available-for-sale	$1,122,944	$(8,886)	$5,525,537	$(925,722)	$6,648,481	$(934,608)

December 31, 2023
Available-for-Sale
U.S. Treasury	$8,937	$(42)	$191,027	$(11,899)	$199,964	$(11,941)
U.S. government-sponsored entities and agencies	—	—	1,189,314	(192,717)	1,189,314	(192,717)
Mortgage-backed securities - Agency	90,145	(710)	3,835,552	(621,142)	3,925,697	(621,852)
States and political subdivisions	86,865	(495)	259,767	(22,562)	346,632	(23,057)
Pooled trust preferred securities	—	—	11,337	(2,460)	11,337	(2,460)
Other securities	39,032	(229)	255,888	(21,887)	294,920	(22,116)
Total available-for-sale	$224,979	$(1,476)	$5,742,885	$(872,667)	$5,967,864	$(874,143)

The following table summarizes the held-to-maturity investment securities with unrecognized losses aggregated by major security type and length of time in a continuous loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
June 30, 2024
Held-to-Maturity
U.S. government-sponsored entities and agencies	$—	$—	$662,331	$(167,071)	$662,331	$(167,071)
Mortgage-backed securities - Agency	—	—	838,289	(163,626)	838,289	(163,626)
States and political subdivisions	25,998	(231)	942,639	(143,488)	968,637	(143,719)
Total held-to-maturity	$25,998	$(231)	$2,443,259	$(474,185)	$2,469,257	$(474,416)

December 31, 2023
Held-to-Maturity
U.S. government-sponsored entities and agencies	$—	$—	$671,126	$(154,827)	$671,126	$(154,827)
Mortgage-backed securities - Agency	—	—	881,994	(147,137)	881,994	(147,137)
States and political subdivisions	—	—	977,154	(112,141)	977,154	(112,141)
Total held-to-maturity	$—	$—	$2,530,274	$(414,105)	$2,530,274	$(414,105)
The unrecognized losses on held-to-maturity investment securities presented in the table above do not include unrecognized losses on securities that were transferred from available-for-sale to held-to-maturity totaling $118.9 million at June 30, 2024 and $127.6 million at December 31, 2023. These unrecognized losses are included as a separate component of shareholders’ equity and are being amortized over the remaining term of the securities.
No allowance for credit losses on available-for-sale debt securities was needed at June 30, 2024 or December 31, 2023.
An allowance on held-to-maturity debt securities is maintained for certain municipal bonds to account for expected lifetime credit losses. Substantially all of the U.S. government-sponsored entities and agencies and agency mortgage-backed securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. Therefore, for those securities, we do not record expected credit losses. The allowance for credit losses on held-to-maturity debt securities was $0.2 million at June 30, 2024 and December 31, 2023. Accrued interest receivable on the securities portfolio is excluded from the estimate of credit losses and totaled $53.0 million at June 30, 2024 and $50.3 million at December 31, 2023.
At June 30, 2024, Old National’s securities portfolio consisted of 3,039 securities, 2,792 of which were in an unrealized loss position. The unrealized losses attributable to our U.S. Treasury, U.S. government-sponsored entities and agencies, agency mortgage-backed securities, states and political subdivisions, and other securities are the result of fluctuations in interest rates and market movements. Old National’s pooled trust preferred securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. At June 30, 2024, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.
Old National’s pooled trust preferred securities have experienced credit defaults. However, we believe that the value of the instruments lies in the full and timely interest payments that will be received through maturity, the steady amortization that will be experienced until maturity, and the full return of principal by the final maturity of the collateralized debt obligations. Old National did not recognize any losses on these securities for the six months ended June 30, 2024 or 2023.
Equity Securities
Equity securities consist of mutual funds for Community Reinvestment Act qualified investments and diversified investment securities held in a grantor trust for participants in the Company’s nonqualified deferred compensation plan. Old National’s equity securities with readily determinable fair values totaled $85.5 million at June 30, 2024 and $80.4 million at December 31, 2023. There were losses on equity securities of $0.4 million during the three months ended June 30, 2024 and $0.1 million during the six months ended June 30, 2024, compared to gains of $0.1 million during the three months ended June 30, 2023 and losses of $0.7 million during the six months ended June 30, 2023.
Alternative Investments
Old National has alternative investments without readily determinable fair values that are included in other assets totaling $514.8 million at June 30, 2024, consisting of $274.9 million of illiquid investments in partnerships, limited liability companies, and other ownership interests that support affordable housing and $239.9 million of economic development and community revitalization initiatives in low-to-moderate income neighborhoods. These alternative investments totaled $449.3 million at December 31, 2023. There have been no impairments or adjustments on equity securities without readily determinable fair values, except for amortization of tax credit investments in the six months ended June 30, 2024 and 2023. See Note 9 to the consolidated financial statements for detail regarding these investments.
NOTE 6 – LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans
Old National’s loans consist primarily of loans made to consumers and commercial clients in many diverse industries, including real estate rental and leasing, manufacturing, healthcare, wholesale trade, construction, and agriculture, among others. Most of Old National’s lending activity occurs within our principal geographic markets in the Midwest and Southeast regions of the United States. Old National manages concentrations of credit exposure by industry, product, geography, client relationship, and loan size.
Old National has loan participations, which qualify as participating interests, with other financial institutions. At June 30, 2024, these loans totaled $3.5 billion, of which $1.6 billion had been sold to other financial institutions and $1.9 billion was retained by Old National. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.

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

	Balance Sheet Line Item	Portfolio Segment Reclassifications	Portfolio Segment After Reclassifications

(dollars in thousands)
June 30, 2024
Commercial (1)	$10,332,631	$(230,404)	$10,102,227
Commercial real estate	16,016,958	(175,614)	15,841,344
BBCC	N/A	406,018	406,018
Residential real estate	6,894,957	—	6,894,957
Consumer	2,905,967	(2,905,967)	N/A
Indirect	N/A	1,101,585	1,101,585
Direct	N/A	429,426	429,426
Home equity	N/A	1,374,956	1,374,956
Total loans (2)	$36,150,513	$—	$36,150,513
Allowance for credit losses on loans	(366,335)	—	(366,335)
Net loans	$35,784,178	$—	$35,784,178

December 31, 2023
Commercial (1)	$9,512,230	$(232,764)	$9,279,466
Commercial real estate	14,140,629	(169,058)	13,971,571
BBCC	N/A	401,822	401,822
Residential real estate	6,699,443	—	6,699,443
Consumer	2,639,625	(2,639,625)	N/A
Indirect	N/A	1,050,982	1,050,982
Direct	N/A	523,172	523,172
Home equity	N/A	1,065,471	1,065,471
Total loans (2)	$32,991,927	$—	$32,991,927
Allowance for credit losses on loans	(307,610)	—	(307,610)
Net loans	$32,684,317	$—	$32,684,317
(1)Includes direct finance leases of $157.2 million at June 30, 2024 and $169.7 million at December 31, 2023.
(2)    Includes unearned income of $199.7 million at June 30, 2024 and $93.7 million at December 31, 2023.
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
At 256%, Old National Bank’s applicable investor commercial real estate loans as a percentage of its Tier 1 capital plus the allowance for credit losses attributable to loans and leases remained below the regulatory guideline limit of 300% at June 30, 2024.
BBCC
BBCC loans are typically granted to small businesses with gross revenues of less than $5 million and aggregate debt of less than $1 million. Old National has established minimum debt service coverage ratios, minimum FICO scores for owners and guarantors, and the ability to show relatively stable earnings as criteria to help mitigate risk. Repayment of these loans depends on the personal income of the borrowers and the cash flows of the business. These factors can be affected by such changes as economic conditions and unemployment levels.
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

(dollars in thousands)	Balance at Beginning of Period	Allowance Established for Acquired PCD Loans	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Period
Three Months Ended June 30, 2024
Commercial	$123,437	$14,593	$(9,927)	$462	$9,895	$138,460
Commercial real estate	160,640	8,483	(3,101)	542	23,347	189,911
BBCC	3,163	—	(935)	230	439	2,897
Residential real estate	21,899	134	—	762	340	23,135
Indirect	1,218	—	(1,084)	335	764	1,233
Direct	2,952	59	(1,884)	565	1,439	3,131
Home equity	6,404	653	(110)	100	521	7,568
Total	$319,713	$23,922	$(17,041)	$2,996	$36,745	$366,335
Three Months Ended June 30, 2023
Commercial	$125,768	$—	$(8,331)	$1,814	$8,152	$127,403
Commercial real estate	135,348	—	(2,458)	1,029	2,978	136,897
BBCC	2,316	—	(94)	31	523	2,776
Residential real estate	20,207	—	(218)	53	379	20,421
Indirect	1,434	—	(402)	612	(237)	1,407
Direct	6,766	—	(2,600)	637	(48)	4,755
Home equity	6,872	—	(228)	63	189	6,896
Total	$298,711	$—	$(14,331)	$4,239	$11,936	$300,555
Six Months Ended June 30, 2024
Commercial	$118,333	$14,593	$(13,586)	$796	$18,324	$138,460
Commercial real estate	155,099	8,483	(9,742)	1,577	34,494	189,911
BBCC	2,887	—	(1,011)	248	773	2,897
Residential real estate	20,837	134	—	781	1,383	23,135
Indirect	1,236	—	(2,222)	667	1,552	1,233
Direct	3,169	59	(4,312)	1,052	3,163	3,131
Home equity	6,049	653	(188)	145	909	7,568
Total	$307,610	$23,922	$(31,061)	$5,266	$60,598	$366,335
Six Months Ended June 30, 2023
Commercial	$120,612	$—	$(20,754)	$2,097	$25,448	$127,403
Commercial real estate	138,244	—	(3,647)	1,292	1,008	136,897
BBCC	2,431	—	(122)	104	363	2,776
Residential real estate	21,916	—	(241)	125	(1,379)	20,421
Indirect	1,532	—	(1,599)	1,024	450	1,407
Direct	12,116	—	(5,838)	1,218	(2,741)	4,755
Home equity	6,820	—	(310)	130	256	6,896
Total	$303,671	$—	$(32,511)	$5,990	$23,405	$300,555
The allowance for credit losses on loans at June 30, 2024 included $23.9 million of allowance for credit losses on acquired PCD loans established through acquisition accounting adjustments on or after the CapStar acquisition date.

In addition, the provision for credit losses on loans in the three and six months ended June 30, 2024 included $15.3 million to establish an allowance for credit losses on non-PCD loans acquired in the CapStar transaction. Accrued interest receivable on loans is excluded from the estimate of credit losses and totaled $181.9 million at June 30, 2024, compared to $169.8 million at December 31, 2023.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Allowance for credit losses on unfunded loan commitments:
Balance at beginning of period	$26,264	$34,156	$31,226	$32,188
Provision for credit losses on unfunded loan commitments acquired during the period	1,763	—	1,763	—
Provision (release) for credit losses on unfunded loan commitments	(2,294)	2,851	(7,256)	4,819
Balance at end of period	$25,733	$37,007	$25,733	$37,007
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
Special Mention. Loans categorized as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.
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
Pass rated loans are those loans that are other than special mention, classified – substandard, classified – nonaccrual, or classified – doubtful.

The following table summarizes the amortized cost of term loans by risk category of commercial, commercial real estate, and BBCC loans by loan portfolio segment, class of loan, and origination year:

(dollars in thousands)	Origination Year							Revolving to Term
	2024	2023	2022	2021	2020	Prior	Revolving		Total
June 30, 2024
Commercial:
Pass	$961,949	$1,737,949	$1,427,702	$846,164	$498,959	$723,629	$2,575,617	$535,146	$9,307,115
Special Mention	29,482	48,989	63,401	14,828	31,286	37,827	123,628	26,188	375,629
Classified:
Substandard	33	42,972	61,074	51,522	44,581	25,824	77,158	37,828	340,992
Nonaccrual	—	746	5,390	2,211	2,068	3,724	1,717	6,229	22,085
Doubtful	—	14,074	12,549	5,394	621	565	13,679	9,524	56,406
Total	$991,464	$1,844,730	$1,570,116	$920,119	$577,515	$791,569	$2,791,799	$614,915	$10,102,227
Commercial real estate:
Pass	$1,104,612	$2,470,220	$4,029,061	$2,380,569	$1,428,952	$2,201,489	$157,382	$813,468	$14,585,753
Special Mention	43,020	37,176	126,490	121,150	32,022	85,827	29,199	102,141	577,025
Classified:
Substandard	13,274	17,657	128,097	71,232	52,180	161,256	—	53,886	497,582
Nonaccrual	—	833	3,685	6,627	4,353	33,077	—	1,063	49,638
Doubtful	—	5,365	714	35,473	25,491	42,037	—	22,266	131,346
Total	$1,160,906	$2,531,251	$4,288,047	$2,615,051	$1,542,998	$2,523,686	$186,581	$992,824	$15,841,344
BBCC:
Pass	$43,798	$85,992	$60,883	$38,834	$34,221	$36,947	$65,745	$17,236	$383,656
Special Mention	332	3,357	2,675	1,127	733	845	2,473	3,459	15,001
Classified:
Substandard	110	481	295	473	35	657	315	146	2,512
Nonaccrual	—	85	726	454	108	983	—	825	3,181
Doubtful	—	437	262	194	15	222	—	538	1,668
Total	$44,240	$90,352	$64,841	$41,082	$35,112	$39,654	$68,533	$22,204	$406,018

	Origination Year							Revolving to Term
	2023	2022	2021	2020	2019	Prior	Revolving		Total
December 31, 2023
Commercial:
Pass	$1,826,289	$1,573,669	$985,964	$520,883	$450,911	$495,979	$2,051,985	$651,953	$8,557,633
Special Mention	20,038	90,031	19,953	36,906	25,756	47,357	89,765	44,348	374,154
Classified:
Substandard	27,271	41,164	27,990	37,618	10,461	29,981	72,703	56,716	303,904
Nonaccrual	32	7,034	—	—	823	3,411	—	5,461	16,761
Doubtful	—	7,261	5,925	4,875	1,742	7,211	—	—	27,014
Total	$1,873,630	$1,719,159	$1,039,832	$600,282	$489,693	$583,939	$2,214,453	$758,478	$9,279,466
Commercial real estate:
Pass	$2,177,841	$3,515,702	$2,563,638	$1,576,044	$1,010,351	$1,161,119	$103,332	$960,386	$13,068,413
Special Mention	69,648	69,946	68,708	27,059	52,107	95,896	3,893	64,730	451,987
Classified:
Substandard	26,638	56,423	21,401	28,983	61,186	49,558	—	48,760	292,949
Nonaccrual	—	21,919	10,706	1,975	1,634	8,632	—	1,400	46,266
Doubtful	5,360	429	30,897	2,306	37,777	35,187	—	—	111,956
Total	$2,279,487	$3,664,419	$2,695,350	$1,636,367	$1,163,055	$1,350,392	$107,225	$1,075,276	$13,971,571
BBCC:
Pass	$81,102	$64,583	$44,307	$38,086	$27,557	$19,028	$68,807	$33,361	$376,831
Special Mention	—	—	857	700	1,001	349	2,144	12,728	17,779
Classified:
Substandard	436	193	252	—	—	604	15	1,006	2,506
Nonaccrual	—	—	482	—	4	1,105	—	1,402	2,993
Doubtful	302	727	254	286	60	84	—	—	1,713
Total	$81,840	$65,503	$46,152	$39,072	$28,622	$21,170	$70,966	$48,497	$401,822

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

	Origination Year							Revolving to Term
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving		Total
June 30, 2024
Residential real estate:
Risk Rating:
Performing	$211,657	$496,415	$1,502,442	$1,879,448	$1,642,226	$1,114,416	$67	$282	$6,846,953
Nonperforming	—	1,924	8,019	5,535	3,797	28,729	—	—	48,004
Total	$211,657	$498,339	$1,510,461	$1,884,983	$1,646,023	$1,143,145	$67	$282	$6,894,957
Indirect:
Risk Rating:
Performing	$252,797	$341,949	$289,675	$125,544	$58,368	$28,872	$—	$—	$1,097,205
Nonperforming	33	720	1,451	1,342	407	427	—	—	4,380
Total	$252,830	$342,669	$291,126	$126,886	$58,775	$29,299	$—	$—	$1,101,585
Direct:
Risk Rating:
Performing	$25,512	$84,213	$66,009	$62,213	$24,375	$63,076	$96,462	$1,878	$423,738
Nonperforming	20	68	811	2,209	599	1,939	30	12	5,688
Total	$25,532	$84,281	$66,820	$64,422	$24,974	$65,015	$96,492	$1,890	$429,426
Home equity:
Risk Rating:
Performing	$—	$—	$265	$271	$36	$5,637	$1,323,339	$27,623	$1,357,171
Nonperforming	—	—	—	124	249	5,989	1,935	9,488	17,785
Total	$—	$—	$265	$395	$285	$11,626	$1,325,274	$37,111	$1,374,956

	Origination Year							Revolving to Term
	2023	2022	2021	2020	2019	Prior	Revolving		Total
December 31, 2023
Residential real estate:
Risk Rating:
Performing	$453,743	$1,508,671	$1,836,078	$1,705,131	$430,783	$722,987	$—	$279	$6,657,672
Nonperforming	116	4,563	4,004	3,375	4,078	25,635	—	—	41,771
Total	$453,859	$1,513,234	$1,840,082	$1,708,506	$434,861	$748,622	$—	$279	$6,699,443
Indirect:
Risk Rating:
Performing	$393,369	$355,822	$162,735	$82,871	$37,967	$13,815	$—	$196	$1,046,775
Nonperforming	372	1,472	1,207	547	318	291	—	—	4,207
Total	$393,741	$357,294	$163,942	$83,418	$38,285	$14,106	$—	$196	$1,050,982
Direct:
Risk Rating:
Performing	$109,372	$90,310	$92,491	$48,387	$29,659	$67,129	$75,080	$4,852	$517,280
Nonperforming	67	531	517	560	210	3,872	124	11	5,892
Total	$109,439	$90,841	$93,008	$48,947	$29,869	$71,001	$75,204	$4,863	$523,172
Home equity:
Risk Rating:
Performing	$290	$164	$160	$140	$679	$4,483	$1,019,389	$23,918	$1,049,223
Nonperforming	—	310	328	404	741	4,327	2,844	7,294	16,248
Total	$290	$474	$488	$544	$1,420	$8,810	$1,022,233	$31,212	$1,065,471

The following table summarizes the gross charge-offs of loans by loan portfolio segment and origination year:

	Origination Year
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Three Months Ended June 30, 2024
Commercial	$—	$2,358	$6,149	$389	$43	$566	$422	$9,927
Commercial real estate	—	—	23	468	—	2,610	—	3,101
BBCC	—	605	153	35	112	30	—	935
Residential real estate	—	—	—	—	—	—	—	—
Indirect	54	531	377	96	6	20	—	1,084
Direct	75	79	394	347	173	172	644	1,884
Home equity	—	—	—	—	—	110	—	110
Total gross charge-offs	$129	$3,573	$7,096	$1,335	$334	$3,508	$1,066	$17,041

	Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving	Total
Three Months Ended June 30, 2023
Commercial	$—	$2,100	$5,931	$120	$—	$—	$180	$8,331
Commercial real estate	—	—	—	—	—	2,458	—	2,458
BBCC	—	47	—	47	—	—	—	94
Residential real estate	—	—	—	—	—	218	—	218
Indirect	10	164	124	48	16	40	—	402
Direct	—	430	588	172	414	195	801	2,600
Home equity	—	—	—	—	—	228	—	228
Total gross charge-offs	$10	$2,741	$6,643	$387	$430	$3,139	$981	$14,331

	Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving	Total
Six Months Ended June 30, 2024
Commercial	$—	$2,358	$9,630	$422	$51	$570	$555	$13,586
Commercial real estate	—	—	23	2,644	—	7,075	—	9,742
BBCC	—	605	229	35	112	30	—	1,011
Residential real estate	—	—	—	—	—	—	—	—
Indirect	54	901	849	321	39	58	—	2,222
Direct	75	195	970	876	286	395	1,515	4,312
Home equity	—	—	—	34	—	154	—	188
Total gross charge-offs	$129	$4,059	$11,701	$4,332	$488	$8,282	$2,070	$31,061

	Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving	Total
Six Months Ended June 30, 2023
Commercial	$—	$2,100	$11,161	$120	$6,789	$239	$345	$20,754
Commercial real estate	—	54	735	400	—	2,458	—	3,647
BBCC	—	47	28	47	—	—	—	122
Residential real estate	—	—	—	—	—	241	—	241
Indirect	10	678	554	141	127	89	—	1,599
Direct	—	901	1,382	458	741	390	1,966	5,838
Home equity	—	—	—	—	—	310	—	310
Total gross charge-offs	$10	$3,780	$13,860	$1,166	$7,657	$3,727	$2,311	$32,511
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
The following table presents the aging of the amortized cost basis in past due loans by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Current	Total Loans
June 30, 2024
Commercial	$14,191	$6,151	$17,030	$37,372	$10,064,855	$10,102,227
Commercial real estate	9,442	16,022	41,146	66,610	15,774,734	15,841,344
BBCC	2,155	54	1,474	3,683	402,335	406,018
Residential	10,558	3,189	16,680	30,427	6,864,530	6,894,957
Indirect	6,550	1,928	846	9,324	1,092,261	1,101,585
Direct	4,578	1,341	3,238	9,157	420,269	429,426
Home equity	5,180	2,655	7,739	15,574	1,359,382	1,374,956
Total	$52,654	$31,340	$88,153	$172,147	$35,978,366	$36,150,513

December 31, 2023
Commercial	$16,128	$1,332	$4,861	$22,321	$9,257,145	$9,279,466
Commercial real estate	9,081	5,254	30,660	44,995	13,926,576	13,971,571
BBCC	1,368	134	977	2,479	399,343	401,822
Residential	12,358	367	15,249	27,974	6,671,469	6,699,443
Indirect	7,025	1,854	1,342	10,221	1,040,761	1,050,982
Direct	5,436	1,455	1,787	8,678	514,494	523,172
Home equity	7,791	2,347	6,659	16,797	1,048,674	1,065,471
Total	$59,187	$12,743	$61,535	$133,465	$32,858,462	$32,991,927
The following table presents the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing by class of loan:

	June 30, 2024			December 31, 2023
(dollars in thousands)	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing
Commercial	$78,491	$27,448	$40	$43,775	$13,143	$242
Commercial real estate	180,984	29,225	744	158,222	24,507	585
BBCC	4,849	—	—	4,706	—	95
Residential	48,004	—	3,901	41,771	—	—
Indirect	4,380	—	17	4,207	—	8
Direct	5,688	—	2	5,892	—	31
Home equity	17,785	—	547	16,248	—	—
Total	$340,181	$56,673	$5,251	$274,821	$37,650	$961
Interest income recognized on nonaccrual loans was insignificant during the three and six months ended June 30, 2024 and 2023.

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

	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Investment Securities/Cash	Auto	Other
June 30, 2024
Commercial	$16,620	$32,984	$4,892	$11,429	$7,736
Commercial real estate	159,868	1,559	2,178	—	6,209
BBCC	3,411	1,129	100	208	—
Residential	48,004	—	—	—	—
Indirect	—	—	—	4,380	—
Direct	2,903	—	6	384	30
Home equity	17,785	—	—	—	—
Total loans	$248,591	$35,672	$7,176	$16,401	$13,975

December 31, 2023
Commercial	$14,303	$24,729	$2,577	$280	$328
Commercial real estate	146,425	—	1,167	—	6,107
BBCC	3,522	794	—	390	—
Residential	41,771	—	—	—	—
Indirect	—	—	—	4,207	—
Direct	4,727	1	3	366	29
Home equity	16,248	—	—	—	—
Total loans	$226,996	$25,524	$3,747	$5,243	$6,464
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

The following table presents the amortized cost basis of financial difficulty modifications that were modified for borrowers experiencing financial difficulty, by class of loans and type of modification:

(dollars in thousands)	Term Extension	Total Class of Loans
Three Months Ended June 30, 2024
Commercial	$3,859	0.0%
Commercial real estate	58,232	0.4%
Total	$62,091	0.2%

Three Months Ended June 30, 2023
Commercial	$1,231	0.0%
Commercial real estate	12,449	0.1%
Total	$13,680	0.0%

Six Months Ended June 30, 2024
Commercial	$14,867	0.1%
Commercial real estate	73,406	0.5%
Total	$88,273	0.2%

Six Months Ended June 30, 2023
Commercial	$18,517	0.2%
Commercial real estate	19,280	0.1%
Total	$37,797	0.1%
Old National closely monitors the performance of financial difficulty modifications to understand the effectiveness of its efforts. The following table presents the performance of financial difficulty modifications in the twelve months following modification:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Current	Total Loans
June 30, 2024
Commercial	$1,077	$2,813	$980	$4,870	$14,866	$19,736
Commercial real estate	8,854	5,077	27,017	40,948	72,083	113,031
Total	$9,931	$7,890	$27,997	$45,818	$86,949	$132,767

June 30, 2023
Commercial	$—	$—	$2,600	$2,600	$15,917	$18,517
Commercial real estate	—	5,537	—	5,537	13,743	19,280
Total	$—	$5,537	$2,600	$8,137	$29,660	$37,797

The following table summarizes the nature of the financial difficulty modifications by class of loans:

(dollars in thousands)	Weighted- Average Term Extension (in months)
Three Months Ended June 30, 2024
Commercial	10.0
Commercial real estate	10.6
Total	10.6

Three Months Ended June 30, 2023
Commercial	7.0
Commercial real estate	6.0
Total	6.1

Six Months Ended June 30, 2024
Commercial	9.9
Commercial real estate	9.2
Total	9.3

Six Months Ended June 30, 2023
Commercial	6.8
Commercial real estate	5.8
Total	6.3
During the three and six months ended June 30, 2024, there were payment defaults on $27.0 million of loans to borrowers whose loans were modified due to financial difficulties within the previous twelve months. The payment defaults did not materially impact the allowance for credit losses on loans. There were no payment defaults during the three and six months ended June 30, 2023 on loans that had been modified within the previous twelve months.
Old National had not committed to lend any material additional funds to the borrowers whose loans were modified due to financial difficulties at June 30, 2024 or December 31, 2023.
Purchased Credit Deteriorated Loans
Old National has purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans is as follows:

(dollars in thousands)	CapStar (1)
Purchase price of loans at acquisition	$613,494
Allowance for credit losses at acquisition	23,922
Non-credit discount/(premium) at acquisition	41,886
Par value of acquired loans at acquisition	$679,302
(1)Old National acquired CapStar effective April 1, 2024.
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
The components of lease expense were as follows:

	Affected Line Item in the Statement of Income	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)		2024	2023	2024	2023
Operating lease cost	Occupancy/Equipment expense	$8,268	$7,469	$16,094	$16,107
Finance lease cost:
Amortization of right-of-use assets	Occupancy expense	1,488	737	2,239	1,428
Interest on lease liabilities	Interest expense	253	184	434	353
Sub-lease income	Occupancy expense	(123)	(102)	(248)	(162)
Total		$9,886	$8,288	$18,519	$17,726
Supplemental balance sheet information related to leases was as follows:

(dollars in thousands)	June 30, 2024	December 31, 2023
Operating Leases
Operating lease right-of-use assets	$194,591	$185,506
Operating lease liabilities	213,119	204,960
Finance Leases
Premises and equipment, net	32,759	19,820
Other borrowings	34,114	20,955
Weighted-Average Remaining Lease Term (in Years)
Operating leases	8.2	8.5
Finance leases	7.2	10.5
Weighted-Average Discount Rate
Operating leases	3.12%	3.04%
Finance leases	3.97%	3.90%
Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
(dollars in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,439	$15,752
Operating cash flows from finance leases	434	353
Financing cash flows from finance leases	2,020	1,265

The following table presents a maturity analysis of the Company’s lease liability by lease classification at June 30, 2024:

(dollars in thousands)	Operating Leases	Finance Leases
2024	$16,861	$4,649
2025	34,330	8,787
2026	33,583	6,048
2027	31,857	4,388
2028	27,940	2,996
Thereafter	98,385	12,611
Total undiscounted lease payments	242,956	39,479
Amounts representing interest	(29,837)	(5,365)
Lease liability	$213,119	$34,114

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the changes in the carrying amount of goodwill:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Balance at beginning of period	$1,998,716	$1,998,716	$1,998,716	$1,998,716
Acquisitions and adjustments	171,993	—	171,993	—
Balance at end of period	$2,170,709	$1,998,716	$2,170,709	$1,998,716
During the three months ended June 30, 2024, Old National recorded $172.0 million of goodwill associated with the acquisition of CapStar. See Note 2 to the consolidated financial statements for additional detail regarding this transaction.
Old National performed the required annual goodwill impairment test as of August 31, 2023 and there was no impairment. No events or circumstances since the August 31, 2023 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.
The gross carrying amounts and accumulated amortization of other intangible assets were as follows:

(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
June 30, 2024
Core deposit	$189,636	$(83,537)	$106,099
Customer trust relationships	52,621	(23,225)	29,396
Total other intangible assets	$242,257	$(106,762)	$135,495

December 31, 2023
Core deposit	$143,511	$(72,940)	$70,571
Customer trust relationships	52,621	(20,942)	31,679
Total other intangible assets	$196,132	$(93,882)	$102,250
Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years. During the three months ended June 30, 2024, Old National recorded $46.1 million of core deposit intangibles associated with the acquisition of CapStar. See Note 2 to the consolidated financial statements for additional detail regarding this transaction.

Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. No impairment charges were recorded during the six months ended June 30, 2024 or 2023. Total amortization expense associated with intangible assets was $7.4 million and $12.9 million for the three and six months ended June 30, 2024, respectively, compared to $6.1 million and $12.2 million for the three and six months ended June 30, 2023, respectively.
Estimated amortization expense for future years is as follows:

(dollars in thousands)
2024 remaining	$14,648
2025	26,116
2026	22,474
2027	18,947
2028	15,598
Thereafter	37,712
Total	$135,495
NOTE 9 – QUALIFIED AFFORDABLE HOUSING PROJECTS AND OTHER TAX CREDIT INVESTMENTS
Old National is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in other assets on the balance sheet, with any unfunded commitments included with other liabilities. As of June 30, 2024, Old National expects to recover its remaining investments through the use of the tax credits that are generated by the investments.
The following table summarizes Old National’s investments in qualified affordable housing projects and other tax credit investments:

(dollars in thousands)		June 30, 2024		December 31, 2023
Investment	Accounting Method	Investment	Unfunded Commitment (1)	Investment	Unfunded Commitment
LIHTC	Proportional amortization	$158,955	$90,134	$114,991	$75,981
FHTC	Proportional amortization (2)	32,030	26,345	34,220	27,421
NMTC	Consolidation	48,875	—	47,727	—
Renewable Energy	Equity	4	—	201	—
Total		$239,864	$116,479	$197,139	$103,402
(1)All commitments will be paid by Old National by December 31, 2036.
(2)Old National’s FHTC investments were previously accounted for under the Equity method of accounting prior to the adoption of ASU 2023-02 on January 1, 2024.

The following table summarizes the amortization expense and tax benefit recognized for Old National’s qualified affordable housing projects and other tax credit investments:

(dollars in thousands)	Amortization Expense (1)	Tax Expense (Benefit) Recognized (2)
Three Months Ended June 30, 2024
LIHTC	$2,780	$(3,743)
FHTC	728	(690)
NMTC	2,546	(3,175)
Renewable Energy	11	—
Total	$6,065	$(7,608)

Three Months Ended June 30, 2023
LIHTC	$1,463	$(1,908)
FHTC	424	(512)
NMTC	2,092	(2,611)
Renewable Energy	246	—
Total	$4,225	$(5,031)

Six Months Ended June 30, 2024
LIHTC	$5,265	$(7,074)
FHTC	1,262	(1,353)
NMTC	5,092	(6,350)
Renewable Energy	197	—
Total	$11,816	$(14,777)

Six Months Ended June 30, 2023
LIHTC	$2,927	$(3,817)
FHTC	848	(1,024)
NMTC	4,183	(5,222)
Renewable Energy	492	—
Total	$8,450	$(10,063)
(1)The amortization expense for the LIHTC and FHTC investments is included in our income tax expense. Prior to the adoption of ASU 2023-02 on January 1, 2024, FHTC amortization expense was included in noninterest expense. NMTC amortization is recognized in noninterest expense in correlation to the recognition of tax credits on our tax return. Amortization expense for the Renewable Energy tax credits is included in noninterest expense.
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

NOTE 10 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase are secured borrowings. Old National pledges investment securities to secure these borrowings. The following table presents securities sold under agreements to repurchase and related weighted-average interest rates:

	At or for the Six Months Ended June 30,
(dollars in thousands)	2024	2023
Outstanding at period end	$240,713	$311,447
Average amount outstanding during the period	273,088	376,298
Maximum amount outstanding at any month-end during the period	319,423	430,537
Weighted-average interest rate:
During the period	1.15%	0.90%
At period end	3.41%	1.14%
At December 31, 2023, securities sold under agreements to repurchase totaled $285.2 million with a weighted-average interest rate of 3.64%.
The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At June 30, 2024
	Remaining Contractual Maturity of the Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 days	Total
Repurchase Agreements:
U.S. Treasury and agency securities	$240,713	$—	$—	$—	$240,713
Total	$240,713	$—	$—	$—	$240,713
NOTE 11 – FEDERAL HOME LOAN BANK ADVANCES
The following table summarizes Old National Bank’s FHLB advances:

(dollars in thousands)	June 30, 2024	December 31, 2023
FHLB advances (fixed rates 2.19% to 5.55% and variable rates 5.33% to 5.48%) maturing September 2024 to March 2044	$4,775,528	$4,300,528
Fair value hedge basis adjustments and unamortized prepayment fees	(30,968)	(19,847)
Total	$4,744,560	$4,280,681
FHLB advances had weighted-average rates of 3.84% at June 30, 2024 and 3.45% at December 31, 2023. FHLB advances are collateralized by designated assets that may include qualifying commercial real estate loans, residential and multifamily mortgages, home equity loans, and certain investment securities.
At June 30, 2024, total unamortized prepayment fees related to all FHLB advance debt modifications completed in prior years totaled $11.2 million, compared to $14.2 million at December 31, 2023.

Contractual maturities of FHLB advances at June 30, 2024 were as follows:

(dollars in thousands)
Due in 2024	$450,243
Due in 2025	550,285
Due in 2026	100,000
Due in 2028	650,000
Thereafter	3,025,000
Fair value hedge basis adjustments and unamortized prepayment fees	(30,968)
Total	$4,744,560
NOTE 12 – OTHER BORROWINGS
The following table summarizes Old National’s other borrowings:

(dollars in thousands)	June 30, 2024	December 31, 2023
Old National Bancorp:
Senior unsecured notes (fixed rate 4.13%) maturing August 2024	$175,000	$175,000
Unamortized debt issuance costs related to senior unsecured notes	(13)	(91)
Subordinated debentures (fixed rate 5.88%) maturing September 2026	150,000	150,000
Subordinated debentures (fixed rate 5.25%) maturing June 2030	30,000	—
Junior subordinated debentures (rates of 6.95% to 9.17%) maturing July 2031 to September 2037	136,643	136,643
Other basis adjustments	15,627	18,207
Old National Bank:
Finance lease liabilities	34,114	20,955
Subordinated debentures (3-month SOFR plus 4.618%; variable rate 9.95%) maturing October 2025	12,000	12,000
Leveraged loans for NMTC (fixed rates of 1.00% to 1.43%) maturing December 2046 to June 2060	168,228	154,284
Other (1)	128,178	97,872
Total other borrowings	$849,777	$764,870
(1)Includes overnight borrowings to collateralize certain derivative positions totaling $128.1 million at June 30, 2024 and $97.6 million at December 31, 2023.
Contractual maturities of other borrowings at June 30, 2024 were as follows:

(dollars in thousands)
Due in 2024	$307,099
Due in 2025	19,784
Due in 2026	155,280
Due in 2027	3,795
Due in 2028	2,518
Thereafter	345,568
Unamortized debt issuance costs and other basis adjustments	15,733
Total	$849,777
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
The following table summarizes the terms of our outstanding junior subordinated debentures at June 30, 2024:

(dollars in thousands)				Rate at June 30, 2024
Name of Trust	Issuance Date	Issuance Amount	Rate		Maturity Date
Bridgeview Statutory Trust I	July 2001	$15,464	3-month SOFR plus 3.58%	9.17%	July 31, 2031
Bridgeview Capital Trust II	December 2002	15,464	3-month SOFR plus 3.35%	8.94%	January 7, 2033
First Midwest Capital Trust I	November 2003	37,825	6.95% fixed	6.95%	December 1, 2033
St. Joseph Capital Trust II	March 2005	5,155	3-month SOFR plus 1.75%	7.35%	March 17, 2035
Northern States Statutory Trust I	September 2005	10,310	3-month SOFR plus 1.80%	7.40%	September 15, 2035
Anchor Capital Trust III	August 2005	5,000	3-month SOFR plus 1.55%	7.14%	September 30, 2035
Great Lakes Statutory Trust II	December 2005	6,186	3-month SOFR plus 1.40%	7.00%	December 15, 2035
Home Federal Statutory Trust I	September 2006	15,464	3-month SOFR plus 1.65%	7.25%	September 15, 2036
Monroe Bancorp Capital Trust I	July 2006	3,093	3-month SOFR plus 1.60%	7.19%	October 7, 2036
Tower Capital Trust 3	December 2006	9,279	3-month SOFR plus 1.69%	7.30%	March 1, 2037
Monroe Bancorp Statutory Trust II	March 2007	5,155	3-month SOFR plus 1.60%	7.20%	June 15, 2037
Great Lakes Statutory Trust III	June 2007	8,248	3-month SOFR plus 1.70%	7.30%	September 15, 2037
Total		$136,643

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
Finance Lease Liabilities
Old National has long-term finance lease liabilities for certain banking centers and equipment totaling $34.1 million at June 30, 2024. See Note 7 to the consolidated financial statements for a maturity analysis of the Company’s finance lease liabilities.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes within each classification of AOCI, net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sale Debt Securities	Unrealized Gains and Losses on Held-to- Maturity Securities	Gains and Losses on Hedges	Defined Benefit Pension Plans	Total
Three Months Ended June 30, 2024
Balance at beginning of period	$(685,969)	$(92,251)	$(1,408)	$—	$(779,628)
Other comprehensive income (loss) before reclassifications	(13,347)	—	(5,215)	—	(18,562)
Amounts reclassified from AOCI to income (1)	(2)	3,265	3,519	—	6,782
Balance at end of period	$(699,318)	$(88,986)	$(3,104)	$—	$(791,408)

Three Months Ended June 30, 2023
Balance at beginning of period	$(611,260)	$(106,966)	$9,872	$(4)	$(708,358)
Other comprehensive income (loss) before reclassifications	(90,121)	—	9,840	—	(80,281)
Amounts reclassified from AOCI to income (1)	(12)	3,822	(23,808)	4	(19,994)
Balance at end of period	$(701,393)	$(103,144)	$(4,096)	$—	$(808,633)

Six Months Ended June 30, 2024
Balance at beginning of period	$(652,518)	$(95,472)	$9,181	$—	$(738,809)
Other comprehensive income (loss) before reclassifications	(46,810)	—	(19,420)	—	(66,230)
Amounts reclassified from AOCI to income (1)	10	6,486	7,135	—	13,631
Balance at end of period	$(699,318)	$(88,986)	$(3,104)	$—	$(791,408)

Six Months Ended June 30, 2023
Balance at beginning of period	$(642,346)	$(112,664)	$(31,549)	$137	$(786,422)
Other comprehensive income (loss) before reclassifications	(62,902)	1,325	45,825	—	(15,752)
Amounts reclassified from AOCI to income (1)	3,855	8,195	(18,372)	(137)	(6,459)
Balance at end of period	$(701,393)	$(103,144)	$(4,096)	$—	$(808,633)
(1)See table below for details about reclassifications to income.

The following table summarizes the amounts reclassified out of each component of AOCI for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
(dollars in thousands)	2024	2023
Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement of Income
Unrealized gains and losses on available-for-sale securities	$2	$17	Debt securities gains (losses), net
	—	(5)	Income tax (expense) benefit
	$2	$12	Net income
Amortization of unrealized losses on held-to-maturity securities transferred from available-for-sale	$(4,376)	$(5,122)	Interest income (expense)
	1,111	1,300	Income tax (expense) benefit
	$(3,265)	$(3,822)	Net income
Gains and losses on hedges Interest rate contracts	$(4,747)	$32,112	Interest income (expense)
	1,228	(8,304)	Income tax (expense) benefit
	$(3,519)	$23,808	Net income
Amortization of defined benefit pension items
Actuarial gains (losses)	$—	$(6)	Salaries and employee benefits
	—	2	Income tax (expense) benefit
	$—	$(4)	Net income

Total reclassifications for the period	$(6,782)	$19,994	Net income

The following table summarizes the amounts reclassified out of each component of AOCI for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(dollars in thousands)	2024	2023
Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement of Income
Unrealized gains and losses on available-for-sale securities	$(14)	$(5,199)	Debt securities gains (losses), net
	4	1,344	Income tax (expense) benefit
	$(10)	$(3,855)	Net income
Amortization of unrealized losses on held-to-maturity securities transferred from available-for-sale	$(8,694)	$(10,951)	Interest income (expense)
	2,208	2,756	Income tax (expense) benefit
	$(6,486)	$(8,195)	Net income
Gains and losses on hedges Interest rate contracts	$(9,624)	$24,820	Interest income (expense)
	2,489	(6,448)	Income tax (expense) benefit
	$(7,135)	$18,372	Net income
Amortization of defined benefit pension items
Actuarial gains (losses)	$—	$182	Salaries and employee benefits
	—	(45)	Income tax (expense) benefit
	$—	$137	Net income

Total reclassifications for the period	$(13,631)	$6,459	Net income
NOTE 14 – INCOME TAXES
The following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Provision at statutory rate of 21%	$32,861	$42,510	$64,943	$81,995
Tax-exempt income:
Tax-exempt interest	(5,027)	(4,605)	(9,985)	(9,091)
Section 291/265 interest disallowance	957	532	1,841	918
Company-owned life insurance income	(1,178)	(945)	(1,872)	(1,572)
Tax-exempt income	(5,248)	(5,018)	(10,016)	(9,745)
State income taxes	6,333	8,552	11,480	16,693
Interim period effective rate adjustment	(70)	993	873	(723)
Tax credit investments - federal	(3,106)	(2,526)	(6,160)	(5,051)
Officer compensation limitation	1,491	1,040	2,256	2,080
Non-deductible FDIC premiums	2,032	2,037	3,779	4,147
Other, net	957	(195)	583	(582)
Income tax expense	$35,250	$47,393	$67,738	$88,814
Effective tax rate	22.5%	23.4%	21.9%	22.8%

Net Deferred Tax Assets
Net deferred tax assets are included in other assets on the balance sheet. At June 30, 2024, net deferred tax assets totaled $456.4 million, compared to $423.3 million at December 31, 2023. No valuation allowance was required on the Company’s deferred tax assets at June 30, 2024 or December 31, 2023.
The Company’s retained earnings at June 30, 2024 included an appropriation for acquired thrifts’ tax bad debt allowances totaling $58.6 million for which no provision for federal or state income taxes has been made. If in the future, this portion of retained earnings were distributed as a result of the liquidation of the Company or its subsidiaries, federal and state income taxes would be imposed at the then applicable rates.
Old National has federal net operating loss carryforwards totaling $75.3 million at June 30, 2024 and $63.6 million at December 31, 2023. This federal net operating loss was acquired from the acquisition of Anchor BanCorp Wisconsin Inc. in 2016, First Midwest Bancorp, Inc. in 2022, and CapStar Financial Holdings, Inc. in 2024. If not used, the federal net operating loss carryforwards will begin expiring in 2032 and later. Old National has recorded state net operating loss carryforwards totaling $111.2 million at June 30, 2024 and $116.9 million at December 31, 2023. If not used, the state net operating loss carryforwards will expire from 2027 to 2036.
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
Cash Flow Hedges
Interest rate swaps of certain borrowings were designated as cash flow hedges totaling $150.0 million notional amount at both June 30, 2024 and December 31, 2023. Interest rate swaps, collars, and floors related to variable-rate commercial loan pools were designated as cash flow hedges totaling $1.8 billion notional amount at June 30, 2024 and $1.6 billion notional amount at December 31, 2023. The hedges were determined to be effective during all periods presented and we expect them to remain effective during the remaining terms.

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
Fair Value Hedges
Interest rate swaps of certain borrowings were designated as fair value hedges totaling $1.1 billion notional amount at June 30, 2024 and $900.0 million notional amount at December 31, 2023. Interest rate swaps of certain available-for-sale investment securities were designated as fair value hedges totaling $998.1 million notional amount at both June 30, 2024 and December 31, 2023. The hedges were determined to be effective during all periods presented and we expect them to remain effective during the remaining terms.
The following table summarizes Old National’s derivatives designated as hedges:

	June 30, 2024			December 31, 2023
		Fair Value			Fair Value
(dollars in thousands)	Notional	Assets (1)	Liabilities (2)	Notional	Assets (1)	Liabilities (2)
Cash flow hedges
Interest rate swaps, collars, and floors on loan pools	$1,800,000	$2,276	$17,662	$1,600,000	$10,472	$6,014
Interest rate swaps on borrowings (3)	150,000	—	—	150,000	—	—
Fair value hedges
Interest rate swaps on investment securities (3)	998,107	—	—	998,107	—	—
Interest rate swaps on borrowings (3)	1,100,000	1,777	—	900,000	—	—
Total		$4,053	$17,662		$10,472	$6,014

(1)Derivative assets are included in other assets on the balance sheet.
(2)Derivative liabilities are included in other liabilities on the balance sheet.
(3)The fair values of certain counterparty interest rate swaps are zero due to the settlement of centrally cleared variation margin rules.

The effect of derivative instruments in fair value hedging relationships on the consolidated statements of income were as follows:

(dollars in thousands)					Gain (Loss) Recognized in Income on Related Hedged Items
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Hedged Items in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in in Income on Related Hedged Item
Three Months Ended June 30, 2024
Interest rate contracts	Interest income/(expense)	$(317)	Fixed-rate debt	Interest income/(expense)	$272
Interest rate contracts	Interest income/(expense)	2,836	Fixed-rate investment securities	Interest income/(expense)	(2,809)
Total		$2,519			$(2,537)

Three Months Ended June 30, 2023
Interest rate contracts	Interest income/(expense)	$(11,101)	Fixed-rate debt	Interest income/(expense)	$10,956
Interest rate contracts	Interest income/(expense)	24,846	Fixed-rate investment securities	Interest income/(expense)	(24,867)
Total		$13,745			$(13,911)

Six Months Ended June 30, 2024
Interest rate contracts	Interest income/(expense)	$(14,288)	Fixed-rate debt	Interest income/(expense)	$14,399
Interest rate contracts	Interest income/(expense)	28,684	Fixed-rate investment securities	Interest income/(expense)	(28,714)
Total		$14,396			$(14,315)

Six Months Ended June 30, 2023
Interest rate contracts	Interest income/(expense)	$(8,948)	Fixed-rate debt	Interest income/(expense)	$8,738
Interest rate contracts	Interest income/(expense)	(38,269)	Fixed-rate investment securities	Interest income/(expense)	38,384
Total		$(47,217)			$47,122

The effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income were as follows:

		Three Months Ended June 30,		Three Months Ended June 30,
(dollars in thousands)		2024	2023	2024	2023
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	Interest income/(expense)	$(7,035)	$13,272	$(5,781)	$31,078
		Six Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	Interest income/(expense)	$(26,194)	$19,875	$(11,692)	$23,441
Amounts reported in AOCI related to cash flow hedges will be reclassified to interest income or interest expense as interest payments are received or paid on Old National’s derivative instruments. During the next 12 months, we estimate that $6.6 million will be reclassified to interest income and $26.5 million will be reclassified to interest expense.
Derivatives Not Designated as Hedges
Commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. These derivative contracts do not qualify for hedge accounting. At June 30, 2024, the notional amounts of the interest rate lock commitments were $99.1 million and forward commitments were $125.4 million. At December 31, 2023, the notional amounts of the interest rate lock commitments were $25.2 million and forward commitments were $39.5 million. It is our practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans.
Old National also enters into derivative instruments for the benefit of its clients. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $6.0 billion at both June 30, 2024 and December 31, 2023. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps, caps, and collars. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of clients by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.
Old National enters into derivative financial instruments as part of its foreign currency risk management strategies. These derivative instruments consist of foreign currency forward contracts to accommodate the business needs of its clients. Old National does not designate these foreign currency forward contracts for hedge accounting treatment.
The following table summarizes Old National’s derivatives not designated as hedges:

	June 30, 2024			December 31, 2023
		Fair Value			Fair Value
(dollars in thousands)	Notional	Assets (1)	Liabilities (2)	Notional	Assets (1)	Liabilities (2)
Interest rate lock commitments	$99,131	$—	$172	$25,151	$291	$—
Forward mortgage loan contracts	125,414	398	—	39,529	—	566
Customer interest rate swaps	6,022,198	11,351	265,548	5,954,216	33,182	228,750
Counterparty interest rate swaps (3)	6,022,198	152,679	11,409	5,954,216	121,969	33,346
Customer foreign currency contracts	7,904	33	49	12,455	320	59
Counterparty foreign currency contracts	7,786	90	6	12,308	68	181
Total		$164,551	$277,184		$155,830	$262,902

(1)Derivative assets are included in other assets on the balance sheet.
(2)Derivative liabilities are included in other liabilities on the balance sheet.
(3)The fair values of certain counterparty interest rate swaps are zero due to the settlement of centrally cleared variation margin rules.

The effect of derivatives not designated as hedging instruments on the consolidated statements of income were as follows:

		Three Months Ended June 30,
(dollars in thousands)		2024	2023
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Other income/(expense)	$(160)	$837
Mortgage contracts	Mortgage banking revenue	(693)	262
Foreign currency contracts	Other income/(expense)	(47)	(12)
Total		$(900)	$1,087

		Six Months Ended June 30,
		2024	2023
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Other income/(expense)	$408	$699
Mortgage contracts	Mortgage banking revenue	44	369
Foreign currency contracts	Other income/(expense)	(81)	(13)
Total		$371	$1,055
(1)Includes the valuation differences between the customer and offsetting swaps.
Fair Value of Offsetting Derivatives
Certain derivative instruments are subject to master netting agreements with counterparties that provide rights of setoff. The Company records these transactions at their gross fair values and does not offset derivative assets and liabilities in the Consolidated Balance Sheet. The following table presents the fair value of the Company’s derivatives and offsetting positions:

	June 30, 2024		December 31, 2023
(dollars in thousands)	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$168,604	$294,846	$166,302	$268,916
Less: amounts offset in the Consolidated Balance Sheet	—	—	—	—
Net amount presented in the Consolidated Balance Sheet	168,604	294,846	166,302	268,916
Gross amounts not offset in the Consolidated Balance Sheet
Offsetting derivative positions	(29,071)	(29,071)	(39,360)	(39,360)
Cash collateral pledged	—	(128,289)	—	(97,840)
Net credit exposure	$139,533	$137,486	$126,942	$131,716
NOTE 16 – COMMITMENTS, CONTINGENCIES, AND FINANCIAL GUARANTEES
Litigation
At June 30, 2024, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company’s management does not expect that any potential liabilities arising from pending litigation will have a material adverse effect on the Company’s business, financial position, or results of operations.
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
The following table summarizes Old National Bank’s unfunded loan commitments and standby letters of credit:

(dollars in thousands)	June 30, 2024	December 31, 2023
Unfunded loan commitments	$8,789,910	$8,912,587
Standby letters of credit (1)	184,482	192,237
(1)Notional amount, which represents the maximum amount of future funding requirements. The carrying value was $1.5 million at June 30, 2024 and $1.3 million at December 31, 2023.
At June 30, 2024, approximately 3% of the unfunded loan commitments had fixed rates, with the remainder having floating rates ranging from 0.00% to 22.49%. The allowance for unfunded loan commitments totaled $25.7 million at June 30, 2024 and $31.2 million at December 31, 2023.
Old National is a party in risk participation transactions of interest rate swaps, which had total notional amounts of $634.9 million at June 30, 2024 and $557.8 million at December 31, 2023.
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

Recurring Basis
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at June 30, 2024 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$85,521	$85,521	$—	$—
Investment securities available-for-sale:
U.S. Treasury	205,308	205,308	—	—
U.S. government-sponsored entities and agencies	1,172,294	—	1,172,294	—
Mortgage-backed securities - Agency	4,888,456	—	4,888,456	—
States and political subdivisions	523,315	—	523,315	—
Pooled trust preferred securities	11,298	—	11,298	—
Other securities	304,807	—	304,807	—
Loans held-for-sale	66,126	—	66,126	—
Derivative assets	168,604	—	168,604	—
Financial Liabilities
Derivative liabilities	294,846	—	294,846	—

		Fair Value Measurements at December 31, 2023 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$80,372	$80,372	$—	$—
Investment securities available-for-sale:
U.S. Treasury	396,733	396,733	—	—
U.S. government-sponsored entities and agencies	1,231,264	—	1,231,264	—
Mortgage-backed securities - Agency	4,216,560	—	4,216,560	—
States and political subdivisions	535,260	—	535,260	—
Pooled trust preferred securities	11,337	—	11,337	—
Other securities	321,901	—	321,901	—
Loans held-for-sale	32,006	—	32,006	—
Derivative assets	166,302	—	166,302	—
Financial Liabilities
Derivative liabilities	268,916	—	268,916	—
Non-Recurring Basis
Assets measured at fair value at June 30, 2024 on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2024 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Loans:
Commercial loans	$20,587	$—	$—	$20,587
Commercial real estate loans	111,159	—	—	111,159
Foreclosed Assets:
Commercial	975	—	—	975
Residential	65	—	—	65

Commercial and commercial real estate loans that are deemed collateral dependent are valued using the discounted cash flows. The liquidation amounts are based on the fair value of the underlying collateral using the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral. These commercial and commercial real estate loans had a principal amount of $163.2 million, with a valuation allowance of $31.4 million at June 30, 2024. Old National recorded provision expense associated with these loans totaling $7.4 million and $17.0 million for the three and six months ended June 30, 2024, respectively, compared to $7.9 million and $19.8 million for the three and six months ended June 30, 2023, respectively.
Other real estate owned and other repossessed property is measured at fair value less costs to sell on a non-recurring basis. Old National did not have any other real estate owned or other repossessed property measured at fair value on a non-recurring basis at June 30, 2024. There were $0.4 million write-downs on other real estate owned for the three and six months ended June 30, 2024, compared to $0.1 million of write-downs for the three and six months ended June 30, 2023.
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
The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
June 30, 2024
Collateral Dependent Loans
Commercial loans	$20,587	Discounted	Discount for type of property,	5% - 54% (31%)
		cash flow	age of appraisal, and current status
Commercial real estate loans	111,159	Discounted	Discount for type of property,	0% - 34% (11%)
		cash flow	age of appraisal, and current status
Foreclosed Assets
Commercial real estate (2)	975	Fair value of	Discount for type of property,	28%
		collateral	age of appraisal, and current status
Residential (2)	65	Fair value of	Discount for type of property,	11%
		collateral	age of appraisal, and current status
December 31, 2023
Collateral Dependent Loans
Commercial loans	$11,017	Discounted	Discount for type of property,	5% - 37% (27%)
		cash flow	age of appraisal, and current status
Commercial real estate loans	95,457	Discounted	Discount for type of property,	2% - 38% (16%)
		cash flow	age of appraisal, and current status
Foreclosed Assets
Commercial real estate	1,669	Fair value of	Discount for type of property,	4% - 8% (4%)
		collateral	age of appraisal, and current status
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)There was only one foreclosed commercial real estate property and one foreclosed residential real estate property at June 30, 2024 with write-downs during the six months ended June 30, 2024, so no range or weighted average is reported.

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
Loans Held-For-Sale
Old National has elected the fair value option for loans held-for-sale. For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status). None of these loans are 90 days or more past due, nor are any on nonaccrual status. Interest income for loans held-for-sale is included in the income statement totaling $0.5 million for three months ended June 30, 2024 and $0.8 million for the six months ended June 30, 2024, compared to $0.3 million and $0.5 million for the three and six months ended June 30, 2023, respectively.
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
The difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was as follows:

(dollars in thousands)	Aggregate Fair Value	Difference	Contractual Principal
June 30, 2024
Loans held-for-sale	$66,126	$525	$65,601
December 31, 2023
Loans held-for-sale	$32,006	$621	$31,385
Accrued interest at period end is included in the fair value of the instruments.
The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value:

(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Three Months Ended June 30, 2024
Loans held-for-sale	$105	$6	$—	$111

Three Months Ended June 30, 2023
Loans held-for-sale	$229	$—	$(7)	$222

Six Months Ended June 30, 2024
Loans held-for-sale	$(97)	$6	$(5)	$(96)

Six Months Ended June 30, 2023
Loans held-for-sale	$176	$—	$(10)	$166

Financial Instruments Not Carried at Fair Value
The carrying amounts and estimated fair values of financial instruments not carried at fair value were as follows:

		Fair Value Measurements at June 30, 2024 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$1,233,046	$1,233,046	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	829,402	—	662,331	—
Mortgage-backed securities - Agency	1,001,915	—	838,289	—
State and political subdivisions	1,155,132	—	1,011,882	—
Loans, net:
Commercial	10,192,534	—	—	10,043,917
Commercial real estate	15,825,787	—	—	15,331,416
Residential real estate	6,871,822	—	—	5,964,205
Consumer credit	2,894,035	—	—	2,861,352
Accrued interest receivable	240,806	882	57,984	181,940
Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$9,336,042	$9,336,042	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	23,614,973	23,614,973	—	—
Time deposits	7,048,213	—	7,013,100	—
Federal funds purchased and interbank borrowings	250,154	250,154	—	—
Securities sold under agreements to repurchase	240,713	240,713	—	—
FHLB advances	4,744,560	—	4,536,762	—
Other borrowings	849,777	—	839,834	—
Accrued interest payable	63,049	—	63,049	—
Standby letters of credit	1,504	—	—	1,504

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$3,300

		Fair Value Measurements at December 31, 2023 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$1,175,058	$1,175,058	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	825,953	—	671,126	—
Mortgage-backed securities - Agency	1,029,131	—	881,994	—
State and political subdivisions	1,158,409	—	1,048,068	—
Loans, net:
Commercial	9,392,267	—	—	9,258,193
Commercial real estate	13,984,273	—	—	13,640,868
Residential real estate	6,678,606	—	—	5,579,999
Consumer credit	2,629,171	—	—	2,555,121
Accrued interest receivable	225,159	859	54,465	169,835
Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$9,664,247	$9,664,247	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	21,991,789	21,991,789	—	—
Time deposits	5,579,144	—	5,552,538	—
Federal funds purchased and interbank borrowings	390	390	—	—
Securities sold under agreements to repurchase	285,206	285,206	—	—
FHLB advances	4,280,681	—	4,090,954	—
Other borrowings	764,870	—	755,592	—
Accrued interest payable	57,094	—	57,094	—
Standby letters of credit	1,318	—	—	1,318

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$3,839
The methods utilized to measure the fair value of financial instruments at June 30, 2024 and December 31, 2023 represent an approximation of exit price, however, an actual exit price may differ.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is an analysis and discussion of our results of operations for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, and financial condition as of June 30, 2024 compared to December 31, 2023. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes, as well as our 2023 Annual Report on Form 10-K.
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

FINANCIAL HIGHLIGHTS
The following table sets forth certain financial highlights of Old National for the previous five quarters:

	Three Months Ended
(dollars and shares in thousands, except per share data)	June 30,	March 31,	December 31,	September 30,	June 30,
	2024	2024	2023	2023	2023
Income Statement:
Net interest income	$388,421	$356,458	$364,408	$375,086	$382,171
Taxable equivalent adjustment (1) (3)	6,340	6,253	6,100	5,837	5,825
Net interest income - taxable equivalent basis (3)	394,761	362,711	370,508	380,923	387,996
Provision for credit losses	36,214	18,891	11,595	19,068	14,787
Noninterest income	87,271	77,522	100,094	80,938	81,629
Noninterest expense	282,999	262,317	284,235	244,776	246,584
Net income available to common shareholders	117,196	116,250	128,446	143,842	151,003
Per Common Share Data:
Weighted average diluted common shares	316,461	292,207	292,029	291,717	291,266
Net income (diluted)	$0.37	$0.40	$0.44	$0.49	$0.52
Cash dividends	0.14	0.14	0.14	0.14	0.14
Common dividend payout ratio (2)	38%	35%	32%	29%	27%
Book value	$18.28	$18.24	$18.18	$17.07	$17.25
Stock price	17.19	17.41	16.89	14.54	13.94
Tangible common book value (3)	11.05	11.10	11.00	9.87	10.03
Performance Ratios:
Return on average assets	0.92%	0.98%	1.09%	1.22%	1.29%
Return on average common equity	8.17	8.74	10.20	11.39	12.01
Return on average tangible common equity (3)	14.07	14.93	18.11	20.18	21.35
Net interest margin (3)	3.33	3.28	3.39	3.49	3.60
Efficiency ratio (3)	57.17	58.34	59.05	51.66	51.22
Net charge-offs (recoveries) to average loans	0.16	0.14	0.12	0.24	0.13
Allowance for credit losses on loans to ending loans	1.01	0.95	0.93	0.93	0.93
Allowance for credit losses (4) to ending loans	1.08	1.03	1.03	1.03	1.04
Non-performing loans to ending loans	0.94	0.98	0.83	0.80	0.91
Balance Sheet:
Total loans	$36,150,513	$33,623,319	$32,991,927	$32,577,834	$32,432,473
Total assets	53,119,645	49,534,918	49,089,836	49,059,448	48,496,755
Total deposits	39,999,228	37,699,418	37,235,180	37,252,676	36,231,315
Total borrowed funds	6,085,204	5,331,161	5,331,147	5,556,010	6,034,008
Total shareholders’ equity	6,075,072	5,595,408	5,562,900	5,239,537	5,292,095
Capital Ratios:
Risk-based capital ratios:
Tier 1 common equity	10.73%	10.76%	10.70%	10.41%	10.14%
Tier 1	11.33	11.40	11.35	11.06	10.79
Total	12.71	12.74	12.64	12.32	12.14
Leverage ratio (to average assets)	8.90	8.96	8.83	8.70	8.59
Total equity to assets (averages)	11.31	11.32	10.81	10.88	10.96
Tangible common equity to tangible assets (3)	6.94	6.86	6.85	6.15	6.33
Nonfinancial Data:
Full-time equivalent employees	4,267	3,955	3,940	3,981	4,021
Banking centers	280	258	258	257	256
(1)Calculated using the federal statutory tax rate in effect of 21% for all periods.
(2)Cash dividends per common share divided by net income per common share (basic).
(3)Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.
(4)Includes the allowance for credit losses on loans and unfunded loan commitments.

The following table sets forth certain financial highlights of Old National for the year-to-date periods:

	Six Months Ended June 30,
(dollars and shares in thousands, except per share data)	2024	2023
Income Statement:
Net interest income	$744,879	$763,659
Taxable equivalent adjustment (1) (3)	12,593	11,491
Net interest income - taxable equivalent basis (3)	757,472	775,150
Provision for credit losses	55,105	28,224
Noninterest income	164,793	152,310
Noninterest expense	545,316	497,295
Net income available to common shareholders	233,446	293,569
Per Common Share Data:
Weighted average diluted common shares	304,207	291,870
Net income (diluted)	$0.77	$1.01
Cash dividends	0.28	0.28
Common dividend payout ratio (2)	36%	28%
Book value	$18.28	$17.25
Stock price	17.19	13.94
Tangible common book value (3)	11.05	10.03
Performance Ratios:
Return on average assets	0.95%	1.27%
Return on average common equity	8.45	11.80
Return on average tangible common equity (3)	14.48	21.19
Net interest margin (3)	3.31	3.65
Efficiency ratio (3)	57.73	52.01
Net charge-offs (recoveries) to average loans	0.15	0.17
Allowance for credit losses on loans to ending loans	1.01	0.93
Allowance for credit losses (4) to ending loans	1.08	1.04
Non-performing loans to ending loans	0.94	0.91
Balance Sheet:
Total loans	$36,150,513	$32,432,473
Total assets	53,119,645	48,496,755
Total deposits	39,999,228	36,231,315
Total borrowed funds	6,085,204	6,034,008
Total shareholders’ equity	6,075,072	5,292,095
Capital Ratios:
Risk-based capital ratios:
Tier 1 common equity	10.73%	10.14%
Tier 1	11.33	10.79
Total	12.71	12.14
Leverage ratio (to average assets)	8.90	8.59
Total equity to assets (averages)	11.31	10.98
Tangible common equity to tangible assets (3)	6.94	6.33
Nonfinancial Data:
Full-time equivalent employees	4,267	4,021
Banking centers	280	256
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
The Company presents net income per common share and net income applicable to common shares, adjusted for certain notable items. These items include merger-related charges associated with completed and pending acquisitions, CECL Day 1 non-PCD provision expense, debt securities gains/losses, the expense associated with the distribution of excess pension assets, FDIC special assessment expense, gain on sale of Visa Class B restricted shares, contract termination charges, expenses related to the tragic April 10, 2023 event at our downtown Louisville location (“Louisville expenses”), and property optimization charges. Management believes excluding these items from net income per common share and net income applicable to common shares may be useful in assessing the Company's underlying operational performance since these items do not pertain to its core business operations and their exclusion may facilitate better comparability between periods. Management believes that excluding merger-related charges from these metrics may be useful to the Company, as well as analysts and investors, since these expenses can vary significantly based on the size, type, and structure of each acquisition. Additionally, management believes excluding these items from these metrics may enhance comparability for peer comparison purposes.
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

The following table presents GAAP to non-GAAP reconciliations for the previous five quarters:

	Three Months Ended
(dollars and shares in thousands, except per share data)	June 30,	March 31,	December 31,	September 30,	June 30,
	2024	2024	2023	2023	2023
Net income per common share:
Net income applicable to common shares	$117,196	$116,250	$128,446	$143,842	$151,003
Adjustments:
Merger-related charges	19,440	2,908	5,529	6,257	2,372
CECL Day 1 non-PCD provision expense	15,312	—	—	—	—
Debt securities (gains) losses	(2)	16	825	241	(17)
Distribution of excess pension assets expense	—	13,318	—	—	—
FDIC special assessment	—	2,994	19,052	—	—
Gain on sale of Visa Class B restricted shares	—	—	(21,635)	—	—
Contract termination charge	—	—	4,413	—	—
Louisville expenses	—	—	—	—	3,361
Property optimization charges	—	—	—	—	242
Less: tax effect on net total adjustments (2)	(7,888)	(4,695)	(1,988)	(1,082)	(695)
Net income applicable to common shares, adjusted (1)	$144,058	$130,791	$134,642	$149,258	$156,266
Weighted average diluted common shares outstanding	316,461	292,207	292,029	291,717	291,266
Net income per common share, diluted	$0.37	$0.40	$0.44	$0.49	$0.52
Adjusted net income per common share, diluted (1)	$0.46	$0.45	$0.46	$0.51	$0.54
Tangible common book value:
Shareholders’ common equity	$5,831,353	$5,351,689	$5,319,181	$4,995,818	$5,048,376
Deduct: Goodwill and intangible assets	2,306,204	2,095,511	2,100,966	2,106,835	2,112,875
Tangible shareholders’ common equity (1)	$3,525,149	$3,256,178	$3,218,215	$2,888,983	$2,935,501
Period end common shares	318,969	293,330	292,655	292,586	292,597
Tangible common book value (1)	11.05	11.10	11.00	9.87	10.03
Return on average tangible common equity:
Net income applicable to common shares	$117,196	$116,250	$128,446	$143,842	$151,003
Add: Intangible amortization (net of tax) (2)	5,569	4,091	4,402	4,530	4,545
Tangible net income (1)	$122,765	$120,341	$132,848	$148,372	$155,548
Average shareholders’ common equity	$5,735,257	$5,321,823	$5,037,768	$5,050,353	$5,030,083
Deduct: Average goodwill and intangible assets	2,245,405	2,098,338	2,103,935	2,109,944	2,115,894
Average tangible shareholders’ common equity (1)	$3,489,852	$3,223,485	$2,933,833	$2,940,409	$2,914,189
Return on average tangible common equity (1)	14.07%	14.93%	18.11%	20.18%	21.35%
Net interest margin:
Net interest income	$388,421	$356,458	$364,408	$375,086	$382,171
Taxable equivalent adjustment	6,340	6,253	6,100	5,837	5,825
Net interest income - taxable equivalent basis (1)	$394,761	$362,711	$370,508	$380,923	$387,996
Average earning assets	$47,406,849	$44,175,079	$43,701,283	$43,617,456	$43,097,198
Net interest margin (1)	3.33%	3.28%	3.39%	3.49%	3.60%
Efficiency ratio:
Noninterest expense	$282,999	$262,317	$284,235	$244,776	$246,584
Deduct: Intangible amortization expense	7,425	5,455	5,869	6,040	6,060
Adjusted noninterest expense (1)	$275,574	$256,862	$278,366	$238,736	$240,524
Net interest income - taxable equivalent basis (1) (see above)	$394,761	$362,711	$370,508	$380,923	$387,996
Noninterest income	87,271	77,522	100,094	80,938	81,629
Deduct: Debt securities gains (losses), net	2	(16)	(825)	(241)	17
Adjusted total revenue (1)	$482,030	$440,249	$471,427	$462,102	$469,608
Efficiency ratio (1)	57.17%	58.34%	59.05%	51.66%	51.22%
Tangible common equity to tangible assets:
Tangible shareholders’ equity (1) (see above)	$3,525,149	$3,256,178	$3,218,215	$2,888,983	$2,935,501
Assets	$53,119,645	$49,534,918	$49,089,836	$49,059,448	$48,496,755
Deduct: Goodwill and intangible assets	2,306,204	2,095,511	2,100,966	2,106,835	2,112,875
Tangible assets (1)	$50,813,441	$47,439,407	$46,988,870	$46,952,613	$46,383,880
Tangible common equity to tangible assets (1)	6.94%	6.86%	6.85%	6.15%	6.33%
(1)Represents a non-GAAP financial measure.
(2)Calculated using management’s estimate of the annual fully taxable equivalent income tax rates (federal and state).

The following table presents GAAP to non-GAAP reconciliations for the year-to-date periods:

	Six Months Ended June 30,
(dollars and shares in thousands, except per share data)	2024	2023
Net income per common share:
Net income applicable to common shares	$233,446	$293,569
Adjustments:
Merger-related charges	22,348	16,930
CECL Day 1 non-PCD provision expense	15,312	—
Distribution of excess pension assets expense	13,318	—
FDIC special assessment	2,994	—
Debt securities (gains) losses	14	5,199
Louisville expenses	—	3,361
Property optimization charges	—	1,559
Less: tax effect on net total adjustments (2)	(12,583)	(5,291)
Net income applicable to common shares, adjusted (1)	$274,849	$315,327
Weighted average diluted common shares outstanding	304,207	291,870
Net income per common share, diluted	$0.77	$1.01
Adjusted net income per common share, diluted (1)	$0.90	$1.08
Tangible common book value:
Shareholders’ common equity	$5,831,353	$5,048,376
Deduct: Goodwill and intangible assets	2,306,204	2,112,875
Tangible shareholders’ common equity (1)	$3,525,149	$2,935,501
Period end common shares	318,969	292,597
Tangible common book value (1)	11.05	10.03
Return on average tangible common equity:
Net income applicable to common shares	$233,446	$293,569
Add: Intangible amortization (net of tax) (2)	9,660	9,184
Tangible net income (1)	$243,106	$302,753
Average shareholders’ common equity	$5,528,540	$4,976,573
Deduct: Average goodwill and intangible assets	2,171,872	2,119,008
Average tangible shareholders’ common equity (1)	$3,356,668	$2,857,565
Return on average tangible common equity (1)	14.48%	21.19%
Net interest margin:
Net interest income	$744,879	$763,659
Taxable equivalent adjustment	12,593	11,491
Net interest income - taxable equivalent basis (1)	$757,472	$775,150
Average earning assets	$45,790,964	$42,522,747
Net interest margin (1)	3.31%	3.65%
Efficiency ratio:
Noninterest expense	$545,316	$497,295
Deduct: Intangible amortization expense	12,880	12,246
Adjusted noninterest expense (1)	$532,436	$485,049
Net interest income - taxable equivalent basis (1) (see above)	$757,472	$775,150
Noninterest income	164,793	152,310
Deduct: Debt securities gains (losses), net	(14)	(5,199)
Adjusted total revenue (1)	$922,279	$932,659
Efficiency ratio (1)	57.73%	52.01%
Tangible common equity to tangible assets:
Tangible shareholders’ equity (1) (see above)	$3,525,149	$2,935,501
Assets	$53,119,645	$48,496,755
Deduct: Goodwill and intangible assets	2,306,204	2,112,875
Tangible assets (1)	$50,813,441	$46,383,880
Tangible common equity to tangible assets (1)	6.94%	6.33%
(1)Represents a non-GAAP financial measure.
(2)Calculated using management’s estimate of the annual fully taxable equivalent income tax rates (federal and state).

EXECUTIVE SUMMARY
Old National is the sixth largest commercial bank headquartered in the Midwest by asset size and ranks among the top 30 banking companies headquartered in the United States with consolidated assets of approximately $53 billion at June 30, 2024. The Company’s corporate headquarters and principal executive office is located in Evansville, Indiana with commercial and consumer banking operations headquartered in Chicago, Illinois. Through our wholly-owned banking subsidiary and non-bank affiliates, we provide a wide range of services primarily throughout the Midwest and Southeast regions of the United States. In addition to providing extensive services in consumer and commercial banking, Old National offers comprehensive wealth management and capital markets services.
Net income applicable to common shares for the second quarter of 2024 was $117.2 million, or $0.37 per diluted common share, compared to $116.3 million, or $0.40 per diluted common share, for the first quarter of 2024.
Results for the second quarter of 2024 were impacted by $19.4 million in pre-tax merger-related expenses primarily related to the April 1, 2024 acquisition of CapStar and $15.3 million of CECL Day 1 non-PCD provision expense related to the allowance for credit losses established on acquired non-PCD loans. Results for the first quarter of 2024 were impacted by a $13.3 million non-cash, pre-tax expense associated with the distribution of excess pension plan assets with the resolution of the legacy First Midwest defined benefit pension plan, $3.0 million for an FDIC special assessment, and $2.9 million of merger-related expenses. Excluding these items, net income applicable to common shares for the second quarter of 2024 was $144.1 million, or $0.46 per diluted common share on an adjusted basis1, compared to $130.8 million, or $0.45 per diluted common share on an adjusted basis1, for the first quarter of 2024.
Our results for the second quarter of 2024 reflected growth in total loans and deposits, increased net interest income, strong credit quality, and disciplined expense management.
Deposits:  Period-end total deposits increased $2.3 billion to $40.0 billion at June 30, 2024 compared to March 31, 2024, including $2.1 billion of end of period deposits assumed in the CapStar transaction. Excluding deposits assumed in the CapStar transaction, period-end total deposits were up 2.4% annualized.
Loans:  Our loan balances, excluding loans held-for-sale, increased $2.5 billion to $36.2 billion at June 30, 2024 compared to March 31, 2024, including $2.1 billion of period end loans acquired in the CapStar transaction. Excluding loans acquired in the CapStar transaction, period-end total loans were up 5.9% annualized.
Net Interest Income: Net interest income increased $32.0 million to $388.4 million compared to the first quarter of 2024 driven by CapStar, loan growth, and higher asset yields, partly offset by higher funding costs.
Provision for Credit Losses:  Provision for credit losses was $36.2 million; $20.9 million excluding $15.3 million of CECL Day 1 non-PCD provision expense related to the allowance for credit losses established on acquired non-PCD loans in the CapStar transaction, compared to $18.9 million for the first quarter of 2024, reflecting net charge-offs and loan growth, as well as economic factors.
Noninterest Income:  Noninterest income increased $9.7 million to $87.3 million compared to the first quarter of 2024 reflecting $6.5 million of CapStar revenue as well as higher wealth fees, mortgage fees, and capital markets income.
Noninterest Expense:  Noninterest expense increased $20.7 million compared to the first quarter of 2024.  For the second quarter of 2024, noninterest expense included $19.4 million of pre-tax merger-related expenses compared to a $13.3 million non-cash, pre-tax expense associated with the distribution of excess pension assets with the resolution of the legacy First Midwest plan, as well as pre-tax charges of $3.0 million for the FDIC special assessment and $2.9 million of merger-related and other expenses in the first quarter of 2024. Excluding these expenses, noninterest expense was $263.6 million for the second quarter of 2024, compared to $243.1 million for the first quarter of 2024, due primarily to operating costs associated with CapStar.

(1)Represents a non-GAAP financial measure. Refer to “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.

CAPSTAR TRANSACTION
On April 1, 2024, Old National completed its acquisition of CapStar, and its wholly-owned subsidiary, CapStar Bank. This partnership strengthens Old National’s Nashville, Tennessee presence and adds several new high-growth markets. At closing, CapStar had approximately $3.1 billion of total assets, $2.1 billion of total loans, and $2.6 billion of deposits. The consideration paid totaled $417.6 million and consisted of 24.0 million shares of Old National common stock. All system conversions related to the transaction were completed in early July of 2024.
RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National:

(dollars in thousands, except per share data)	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023
Income Statement Summary:
Net interest income	$388,421	$382,171	1.6%	$744,879	$763,659	(2.5)%
Provision for credit losses	36,214	14,787	144.9	55,105	28,224	95.2
Noninterest income	87,271	81,629	6.9	164,793	152,310	8.2
Noninterest expense	282,999	246,584	14.8	545,316	497,295	9.7
Net income applicable to common shareholders	117,196	151,003	(22.4)	233,446	293,569	(20.5)
Net income per common share - diluted	0.37	0.52	(28.8)	0.77	1.01	(23.8)
Other Data:
Return on average common equity	8.17%	12.01%		8.45%	11.80%
Return on average tangible common equity (1)	14.07	21.35		14.48	21.19
Efficiency ratio (1)	57.17	51.22		57.73	52.01
Tier 1 leverage ratio	8.90	8.59		8.90	8.59
Net charge-offs (recoveries) to average loans	0.16	0.13		0.15	0.17
(1)Represents a non-GAAP financial measure. Refer to “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.
Net Interest Income
Net interest income is the most significant component of our earnings, comprising 82% of revenues for the six months ended June 30, 2024. Net interest income and net interest margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of interest-earning assets and interest-bearing liabilities.
The Federal Reserve held its interest rates steady during the second quarter of 2024 and increased interest rates compared to June 30, 2023. The Federal Reserve’s Federal Funds Rate is currently in a target range of 5.25% to 5.50%, with the Effective Federal Funds Rate of 5.33% at June 30, 2024 compared to 5.08% at June 30, 2023. Management actively takes balance sheet restructuring, derivative, and deposit pricing actions to help mitigate interest rate risk. See the section of this Item 7 titled “Market Risk” for additional information regarding this risk.
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
The following tables presents the average balance sheet for each major asset and liability category, its related interest income and yield, or its expense and rate.

(Tax equivalent basis, dollars in thousands)	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
Earning Assets	Average Balance	Income (1)/ Expense	Yield/ Rate	Average Balance	Income (1)/ Expense	Yield/ Rate
Money market and other interest-earning investments	$814,944	$11,311	5.58%	$724,601	$8,966	4.96%
Investment securities:
Treasury and government sponsored agencies	2,208,935	21,531	3.90%	2,222,269	19,355	3.48%
Mortgage-backed securities	5,828,225	47,904	3.29%	5,301,084	34,291	2.59%
States and political subdivisions	1,686,994	14,290	3.39%	1,768,897	14,396	3.26%
Other securities	788,571	12,583	6.38%	824,482	9,995	4.85%
Total investment securities	10,512,725	96,308	3.66%	10,116,732	78,037	3.09%
Loans: (2)
Commercial	10,345,098	183,425	7.09%	9,862,728	163,721	6.64%
Commercial real estate	15,870,809	260,407	6.56%	13,164,390	199,287	6.06%
Residential real estate loans	6,952,942	67,683	3.89%	6,643,254	60,717	3.66%
Consumer	2,910,331	50,869	7.03%	2,585,493	39,999	6.21%
Total loans	36,079,180	562,384	6.24%	32,255,865	463,724	5.75%
Total earning assets	47,406,849	$670,003	5.66%	43,097,198	$550,727	5.11%
Deduct: Allowance for credit losses on loans	(331,043)			(301,311)
Non-Earning Assets
Cash and due from banks	430,256			418,972
Other assets	5,341,022			4,884,694
Total assets	$52,847,084			$48,099,553

Interest-Bearing Liabilities
Checking and NOW	$8,189,454	$34,398	1.69%	$7,881,863	$24,358	1.24%
Savings	5,044,800	5,254	0.42%	5,785,603	3,247	0.23%
Money market	10,728,156	102,560	3.84%	6,084,963	35,358	2.33%
Time deposits, excluding brokered deposits	5,358,103	56,586	4.25%	3,680,029	26,633	2.90%
Brokered deposits	1,244,237	17,008	5.50%	948,397	11,378	4.81%
Total interest-bearing deposits	30,564,750	215,806	2.84%	24,380,855	100,974	1.66%
Federal funds purchased and interbank borrowings	148,835	1,986	5.37%	441,145	5,655	5.14%
Securities sold under agreements to repurchase	249,939	639	1.03%	340,178	900	1.06%
FHLB advances	4,473,978	44,643	4.01%	5,283,728	45,088	3.42%
Other borrowings	891,609	12,168	5.49%	796,536	10,114	5.09%
Total borrowed funds	5,764,361	59,436	4.15%	6,861,587	61,757	3.61%
Total interest-bearing liabilities	$36,329,111	$275,242	3.05%	$31,242,442	$162,731	2.09%

Noninterest-Bearing Liabilities and Shareholders’ Equity
Demand deposits	$9,558,675			$10,741,646
Other liabilities	980,322			841,663
Shareholders’ equity	5,978,976			5,273,802
Total liabilities and shareholders’ equity	$52,847,084			$48,099,553

Net interest income - taxable equivalent basis		$394,761	3.33%		$387,996	3.60%
Taxable equivalent adjustment		(6,340)			(5,825)
Net interest income (GAAP)		$388,421	3.28%		$382,171	3.55%
(1)Interest income is reflected on a fully taxable equivalent basis.
(2)Includes loans held-for-sale.

(Tax equivalent basis, dollars in thousands)	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
Earning Assets	Average Balance	Income (1)/ Expense	Yield/ Rate	Average Balance	Income (1)/ Expense	Yield/ Rate
Money market and other interest-earning investments	$786,094	$21,296	5.45%	$611,903	$12,064	3.98%
Investment securities:
Treasury and government sponsored agencies	2,285,706	44,797	3.92%	2,209,916	35,886	3.25%
Mortgage-backed securities	5,592,655	86,792	3.10%	5,364,788	69,381	2.59%
States and political subdivisions	1,683,585	28,266	3.36%	1,788,498	29,086	3.25%
Other securities	779,504	24,756	6.35%	781,549	18,599	4.76%
Total investment securities	10,341,450	184,611	3.57%	10,144,751	152,952	3.02%
Loans: (2)
Commercial	9,942,741	350,688	7.05%	9,661,029	311,341	6.45%
Commercial real estate	15,119,590	490,493	6.49%	12,910,787	378,762	5.87%
Residential real estate loans	6,823,378	130,686	3.83%	6,582,982	118,817	3.61%
Consumer	2,777,711	94,463	6.84%	2,611,295	78,106	6.03%
Total loans	34,663,420	1,066,330	6.16%	31,766,093	887,026	5.59%
Total earning assets	45,790,964	$1,272,237	5.56%	42,522,747	$1,052,042	4.95%
Deduct: Allowance for credit losses on loans	(322,256)			(302,844)
Non-Earning Assets
Cash and due from banks	396,466			428,370
Other assets	5,151,308			4,895,843
Total assets	$51,016,482			$47,544,116

Interest-Bearing Liabilities
Checking and NOW	$7,665,327	$59,650	1.56%	$7,934,927	$43,717	1.11%
Savings	5,035,100	10,271	0.41%	5,983,407	5,477	0.18%
Money market	10,322,808	196,773	3.83%	5,864,351	55,368	1.90%
Time deposits, excluding brokered deposits	5,023,620	104,018	4.16%	3,370,668	41,922	2.51%
Brokered deposits	1,145,744	30,533	5.36%	725,701	17,083	4.75%
Total interest-bearing deposits	29,192,599	401,245	2.76%	23,879,054	163,567	1.38%
Federal funds purchased and interbank borrowings	108,962	2,947	5.44%	430,278	10,494	4.92%
Securities sold under agreements to repurchase	273,088	1,556	1.15%	376,298	1,679	0.90%
FHLB advances	4,430,236	85,810	3.90%	4,781,326	83,084	3.50%
Other borrowings	858,727	23,207	5.43%	788,921	18,068	4.62%
Total borrowed funds	5,671,013	113,520	4.03%	6,376,823	113,325	3.58%
Total interest-bearing liabilities	$34,863,612	$514,765	2.97%	$30,255,877	$276,892	1.85%

Noninterest-Bearing Liabilities and Shareholders’ Equity
Demand deposits	$9,408,406			$11,131,789
Other liabilities	972,205			936,158
Shareholders’ equity	5,772,259			5,220,292
Total liabilities and shareholders’ equity	$51,016,482			$47,544,116

Net interest income - taxable equivalent basis		$757,472	3.31%		$775,150	3.65%
Taxable equivalent adjustment		(12,593)			(11,491)
Net interest income (GAAP)		$744,879	3.25%		$763,659	3.59%
(1)Interest income is reflected on a fully taxable equivalent basis.
(2)Includes loans held-for-sale.

The following table presents the dollar amount of changes in taxable equivalent net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid.

	From Three Months Ended June 30, 2023 to Three Months Ended June 30, 2024			From Six Months Ended June 30, 2023 to Six Months Ended June 30, 2024
	Total Change (1)	Attributed to		Total Change (1)	Attributed to
(dollars in thousands)		Volume	Rate		Volume	Rate
Interest Income
Money market and other interest-earning investments	$2,345	$1,172	$1,173	$9,232	$4,096	$5,136
Investment securities (2)	18,271	3,342	14,929	31,659	3,239	28,420
Loans (3)	98,660	57,130	41,530	179,304	85,235	94,069
Total interest income	119,276	61,644	57,632	220,195	92,570	127,625
Interest Expense
Checking and NOW deposits	10,040	1,065	8,975	15,933	(1,787)	17,720
Savings deposits	2,007	(606)	2,613	4,794	(1,416)	6,210
Money market deposits	67,202	35,610	31,592	141,405	63,637	77,768
Time deposits, excluding brokered deposits	29,953	14,880	15,073	62,096	27,460	34,636
Brokered deposits	5,630	3,782	1,848	13,450	10,600	2,850
Federal funds purchased and interbank borrowings	(3,669)	(3,838)	169	(7,547)	(8,286)	739
Securities sold under agreements to repurchase	(261)	(235)	(26)	(123)	(525)	402
FHLB advances	(445)	(7,588)	7,143	2,726	(6,387)	9,113
Other borrowings	2,054	1,239	815	5,139	1,766	3,373
Total interest expense	112,511	44,309	68,202	237,873	85,062	152,811
Net interest income	$6,765	$17,335	$(10,570)	$(17,678)	$7,508	$(25,186)
(1)The variance not solely due to rate or volume is allocated equally between the rate and volume variances.
(2)Interest income on investment securities includes taxable equivalent adjustments of $2.8 million and $5.6 million during the three and six months ended June 30, 2024, respectively, using the federal statutory rate in effect of 21%.
(3)Interest income on loans includes taxable equivalent adjustments of $3.5 million and $7.0 million during the three and six months ended June 30, 2024, respectively, using the federal statutory rate in effect of 21%.
The increase in net interest income for the three months ended June 30, 2024 when compared to the same period in 2023 was driven by the acquisition of CapStar and loan growth as well as higher rates on loans, partially offset by higher costs and balances of average interest-bearing liabilities. The decrease in net interest income for the six months ended June 30, 2024 when compared to the same period in 2023 was primarily due to higher costs and balances of average interest-bearing liabilities, partially offset by higher rates on loans as well as loan growth. Accretion income associated with acquired loans and borrowings totaled $11.6 million and $16.7 million for the three and six months ended June 30, 2024, respectively, compared to $6.6 million and $14.5 million for the same periods in 2023.
The decrease in the net interest margin on a fully taxable equivalent basis for the three and six months ended June 30, 2024 compared to the same periods in 2023 was primarily due to higher costs of interest-bearing liabilities, partially offset by higher yields on interest earning assets. The yield on interest earning assets increased 55 basis points and the cost of interest-bearing liabilities increased 96 basis points in the three months ended June 30, 2024 compared to the same quarter a year ago. The yield on interest earning assets increased 61 basis points and the cost of interest-bearing liabilities increased 112 basis points in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Accretion income represented 10 basis points and 7 basis points of the net interest margin in the three and six months ended June 30, 2024, respectively, compared to 6 basis points and 7 basis points in the three and six months ended June 30, 2023, respectively.
Average earning assets were $47.4 billion and $43.1 billion for the three months ended June 30, 2024 and 2023, respectively, an increase of $4.3 billion, or 10%, primarily due to loans and securities acquired in the CapStar transaction as well as strong loan growth. Average earning assets were $45.8 billion and $42.5 billion for the six months ended June 30, 2024 and 2023, respectively, an increase of $3.3 billion, or 8%, primarily due to loans and securities acquired in the CapStar transaction as well as strong loan growth.

Average loans, including loans held-for-sale, increased $3.8 billion and $2.9 billion for the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023 primarily due to loans acquired in the CapStar transaction as well as strong commercial real estate loan growth. Loans acquired in the CapStar transaction totaled $2.1 billion.
Average noninterest-bearing deposits decreased $1.2 billion while average interest-bearing deposits increased $6.2 billion for the three months ended June 30, 2024 when compared to the same period in 2023 reflecting a mix shift as a result of the current rate environment, deposits assumed in the CapStar transaction, and organic growth. Average noninterest-bearing deposits decreased $1.7 billion while average interest-bearing deposits increased $5.3 billion for the six months ended June 30, 2024 when compared to the same period in 2023 reflecting a mix shift as a result of the current rate environment, deposits assumed in the CapStar transaction, and organic growth. Deposits assumed in the CapStar transaction totaled $2.6 billion.
Provision for Credit Losses
The following table details the components of the provision for credit losses:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(dollars in thousands)	2024	2023	Change	2024	2023	Change
Provision for credit losses on loans	$36,745	$11,936	207.9%	$60,598	$23,405	158.9%
Provision (release) for credit losses on unfunded loan commitments	(531)	2,851	(118.6)	(5,493)	4,819	(214.0)
Total provision for credit losses	$36,214	$14,787	144.9%	$55,105	$28,224	95.2%

Net (charge-offs) recoveries on non-PCD loans	$(9,821)	$(4,689)	109.4%	$(15,882)	$(8,727)	82.0%
Net (charge-offs) recoveries on PCD loans	(4,224)	(5,403)	(21.8)	(9,913)	(17,794)	(44.3)
Total net (charge-offs) recoveries on loans	$(14,045)	$(10,092)	39.2%	$(25,795)	$(26,521)	(2.7)%
Net charge-offs (recoveries) to average loans	0.16%	0.13%	24.5%	0.15%	0.17%	(10.8)
Total provision for credit losses on loans increased in the three and six months ended June 30, 2024 compared to the same periods in 2023 reflecting loan growth and macroeconomic factors. In addition, the provision for credit losses on loans in the three and six months ended June 30, 2024 included $15.3 million to establish an allowance for credit losses on non-PCD loans acquired in the CapStar transaction. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, provision expense may be volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.

Noninterest Income
We generate revenues in the form of noninterest income through client fees, sales commissions, and gains and losses from our core banking franchise and other related businesses, such as wealth management, investment consulting, and investment products. The following table details the components in noninterest income:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(dollars in thousands)	2024	2023	Change	2024	2023	Change
Wealth and investment services fees	$29,358	$26,521	10.7%	$57,662	$53,441	7.9%
Service charges on deposit accounts	19,350	17,751	9.0	37,248	34,754	7.2
Debit card and ATM fees	10,993	10,653	3.2	21,047	20,635	2.0
Mortgage banking revenue	7,064	4,165	69.6	11,542	7,565	52.6
Capital markets income	4,729	6,173	(23.4)	7,629	13,112	(41.8)
Company-owned life insurance	5,739	4,698	22.2	9,173	7,884	16.3
Debt securities gains (losses), net	2	17	(88.2)	(14)	(5,199)	(99.7)
Other income	10,036	11,651	(13.9)	20,506	20,118	1.9
Total noninterest income	$87,271	$81,629	6.9%	$164,793	$152,310	8.2%
Noninterest income increased $5.6 million and $12.5 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023 primarily due to the acquisition of CapStar on April 1, 2024. In addition, noninterest income for the six months ended June 30, 2023 was impacted by $5.2 million of net losses on sales of debt securities.
Mortgage banking revenue increased $2.9 million and $4.0 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023 primarily due to higher mortgage originations and increased loan sales.
Capital markets income decreased $1.4 million and $5.5 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023 primarily due to lower levels of commercial real estate client interest rate swap fees.
Other income decreased $1.6 million for the three months ended June 30, 2024 compared to the same period in 2023 primarily due to lower gains on sales of other assets, partially offset by additional other income associated with the acquisition of CapStar.
Noninterest Expense
The following table details the components in noninterest expense:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(dollars in thousands)	2024	2023	Change	2024	2023	Change
Salaries and employee benefits	$159,193	$135,810	17.2%	$308,996	$273,174	13.1%
Occupancy	26,547	26,085	1.8	53,566	54,367	(1.5)
Equipment	8,704	7,721	12.7	17,375	15,110	15.0
Marketing	11,284	9,833	14.8	21,918	19,250	13.9
Technology	24,002	20,056	19.7	44,025	39,258	12.1
Communication	4,480	4,232	5.9	8,480	8,693	(2.5)
Professional fees	10,552	6,397	65.0	16,958	13,129	29.2
FDIC assessment	9,676	9,624	0.5	20,989	20,028	4.8
Amortization of intangibles	7,425	6,060	22.5	12,880	12,246	5.2
Amortization of tax credit investments	2,747	2,762	(0.5)	5,496	5,523	(0.5)
Other expense	18,389	18,004	2.1	34,633	36,517	(5.2)
Total noninterest expense	$282,999	$246,584	14.8%	$545,316	$497,295	9.7%
Noninterest expense included $19.4 million and $2.4 million of merger-related expenses for the three months ended June 30, 2024 and 2023, respectively. In addition the three months ended June 30, 2023 included $3.4 million of expenses related to the Louisville tragedy and $0.2 million for property optimization charges. Excluding these expenses, noninterest expense increased to $263.6 million for the three months ended June 30, 2024, compared to $240.6 million for the three months ended June 30, 2023. This increase was driven by the additional operating costs associated with the acquisition of CapStar, as well as higher salary and employee benefits reflective of merit increases.
Noninterest expense for the six months ended June 30, 2024 included $22.3 million of merger-related expenses, a $13.3 million non-cash, pre-tax expense associated with the distribution of excess pension assets with the resolution of the legacy First Midwest plan, and $3.0 million for the FDIC special assessment. Noninterest expense for the six months ended June 30, 2023 included $16.9 million of merger-related expenses, $3.4 million of expenses related to the Louisville tragedy, and $1.6 million for property optimization charges. Excluding these expenses, noninterest expense increased to $506.7 million for the six months ended June 30, 2024, compared to $475.4 million for the six months ended June 30, 2023. This increase was driven by the additional operating costs associated with the acquisition of CapStar, as well as higher salary and employee benefits reflective of merit increases.
Provision for Income Taxes
We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by a tax benefit from our tax credit investments and interest on tax-exempt securities and loans. The effective tax rate was 22.5% and 21.9% for the three and six months ended June 30, 2024, respectively, compared to 23.4% and 22.8% for the three and six months ended June 30, 2023, respectively. The decreases in the effective tax rates for the three and six months ended June 30, 2024 when compared to the three and six months ended June 30, 2023 reflected decreases in pre-tax book income and state income taxes combined with an increase in tax credits. See Note 14 to the consolidated financial statements for additional information.. In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at June 30, 2024 based on the current estimate of the effective annual rate.
FINANCIAL CONDITION
Overview
At June 30, 2024, our assets were $53.1 billion, a $4.0 billion increase compared to assets of $49.1 billion at December 31, 2023. The increase was driven primarily by the acquisition of CapStar, as well as disciplined loan growth.
Earning Assets
Our earning assets are comprised of investment securities, portfolio loans, loans held-for-sale, money market investments, interest-earning accounts with the Federal Reserve, and equity securities. Earning assets were $47.6 billion at June 30, 2024, a $3.6 billion increase compared to earning assets of $43.9 billion at December 31, 2023.
Investment Securities
We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity based on fluctuating interest rates or changes in our funding requirements.
The investment securities portfolio, including equity securities, was $10.6 billion at June 30, 2024, compared to $10.2 billion at December 31, 2023. The increase was driven primarily by the acquisition of CapStar. Investment securities represented 22% of earning assets at June 30, 2024, compared to 23% at December 31, 2023. At June 30, 2024, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.
The investment securities available-for-sale portfolio had net unrealized losses of $932.0 million and $869.5 million at June 30, 2024 and December 31, 2023, respectively. The investment securities held-to-maturity portfolio had net unrealized losses of $473.9 million and $412.3 million at June 30, 2024 and December 31, 2023, respectively.
The investment securities available-for-sale portfolio including securities hedges had an effective duration of 4.18 at June 30, 2024, compared to 4.24 at December 31, 2023. The total investment securities portfolio had an effective duration of 5.23 at June 30, 2024, compared to 5.35 at December 31, 2023. Effective duration represents the percentage change in the fair value of the portfolio in response to a change in interest rates and is used to evaluate the portfolio’s price volatility at a single point in time. Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage. The annualized average yields on investment securities, on a taxable equivalent basis, were 3.66% and 3.57% for the three and six months ended June 30, 2024, respectively, compared to 3.09% and 3.02% for the three and six months ended June 30, 2023, respectively.
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

(dollars in thousands)	June 30, 2024	December 31, 2023	$ Change	% Change
Commercial	$10,332,631	$9,512,230	$820,401	8.6%
Commercial real estate	16,016,958	14,140,629	1,876,329	13.3
Residential real estate	6,894,957	6,699,443	195,514	2.9
Consumer	2,905,967	2,639,625	266,342	10.1
Total loans	$36,150,513	$32,991,927	$3,158,586	9.6%
Commercial and Commercial Real Estate Loans
Commercial and commercial real estate loans are the largest classifications within earning assets, representing 55% of earning assets at both June 30, 2024, compared to 54% at December 31, 2023. The increase in commercial and commercial real estate loans at June 30, 2024 from December 31, 2023 was driven primarily by the acquisition of CapStar, as well as disciplined loan production that was well balanced across our market footprint and product lines.

The following table provides detail on commercial loans by industry classification (as defined by the North American Industry Classification System) and by loan size.

	June 30, 2024			December 31, 2023
(dollars in thousands)	Outstanding	Exposure(1)	Nonaccrual	Outstanding	Exposure(1)	Nonaccrual
By Industry:
Health care and social assistance	$1,699,428	$2,034,742	$1,105	$1,567,286	$1,949,250	$7,390
Manufacturing	1,698,087	2,764,161	19,573	1,589,727	2,734,935	7,408
Wholesale trade	879,982	1,684,226	2,285	748,058	1,541,951	3,789
Construction	755,914	1,587,470	2,478	554,312	1,437,025	2,040
Real estate rental and leasing	722,903	1,103,496	13,584	686,008	1,035,073	700
Finance and insurance	696,351	1,038,128	151	637,630	966,842	1
Professional, scientific, and technical services	541,489	960,129	5,848	458,133	821,738	3,825
Transportation and warehousing	539,579	715,776	7,514	453,630	703,976	1,746
Accommodation and food services	439,124	517,001	2,511	389,591	503,990	705
Administrative and support and waste management and remediation services	399,175	599,449	1,324	321,018	487,359	347
Retail trade	370,758	653,040	5,361	345,944	620,308	5,273
Educational services	270,487	403,267	6	263,539	406,867	7
Agriculture, forestry, fishing, and hunting	260,631	396,167	1,329	255,811	392,098	415
Other services	225,167	399,363	16,306	208,012	400,195	9,328
Public administration	206,816	263,039	—	216,939	285,963	—
Other	626,740	925,894	1,515	816,592	1,111,030	1,537
Total	$10,332,631	$16,045,348	$80,890	$9,512,230	$15,398,600	$44,511
By Loan Size:
Less than $200,000	3%	3%	4%	3%	3%	5%
$200,000 to $1,000,000	12	12	21	11	10	20
$1,000,000 to $5,000,000	24	25	43	24	25	48
$5,000,000 to $10,000,000	16	15	—	16	16	7
$10,000,000 to $25,000,000	29	27	32	31	28	20
Greater than $25,000,000	16	18	—	15	18	—
Total	100%	100%	100%	100%	100%	100%
(1)    Includes unfunded loan commitments.
The following table provides detail on commercial real estate loans classified by property type.

	June 30, 2024			December 31, 2023
(dollars in thousands)	Outstanding	Exposure(1)	Nonaccrual	Outstanding	Exposure(1)	Nonaccrual
By Property Type:
Multifamily	$5,543,433	$6,900,297	$49,236	$4,794,605	$6,422,311	$6,050
Warehouse / Industrial	2,927,878	3,318,702	9,510	2,704,656	3,308,273	6,459
Retail	2,248,607	2,386,802	24,413	1,886,233	1,958,254	29,823
Office	2,131,421	2,290,094	33,639	1,948,430	2,112,157	58,111
Senior housing	887,502	955,344	32,445	848,903	947,168	41,632
Single family	539,113	566,327	4,625	450,560	476,946	3,187
Other (2)	1,739,004	2,110,433	29,587	1,507,242	1,824,177	15,530
Total	$16,016,958	$18,527,999	$183,455	$14,140,629	$17,049,286	$160,792
(1)    Includes unfunded loan commitments.
(2)    Other includes commercial development, agriculture real estate, hotels, self-storage, land development, religion, and mixed-use properties.
The mix of properties securing the loans in our commercial real estate portfolio is balanced between owner-occupied and non-owner-occupied categories and is diverse in terms of type and geographic location, generally within the

Company’s primary market area. Approximately 27% of the commercial real estate portfolio is owner-occupied as of June 30, 2024, compared to 25% at December 31, 2023.
The Company actively reviews its broader loan portfolio in the normal course of business and has performed a targeted review of contractual maturities in its non-owner-occupied commercial real estate portfolio as part of its response to current market conditions to identify exposure to credit risk associated with renewals. At June 30, 2024, the Company held $372.3 million of non-owner-occupied commercial real estate loans, or 1% of total loans, that mature within 18 months with an interest rate below 4%.
Residential Real Estate Loans
At June 30, 2024, residential real estate loans held in our loan portfolio were $6.9 billion, an increase of $195.5 million compared to December 31, 2023 driven primarily by the acquisition of CapStar. Changes in interest rates may impact the number of refinancings and new originations of residential real estate loans. If interest rates decrease in the future, there may be an increase in refinancings and new originations of residential real estate loans. Conversely, future increases in interest rates may result in a decline in the level of refinancings and new originations of residential real estate loans.
Consumer Loans
Consumer loans, including automobile loans, personal, and home equity loans and lines of credit, increased $266.3 million to $2.9 billion at June 30, 2024 compared to December 31, 2023 driven primarily by the acquisition of CapStar.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets at June 30, 2024 totaled $2.3 billion, an increase of $205.2 million compared to December 31, 2023 as a result of goodwill and other intangible assets recorded with the acquisition of CapStar.
Funding
The following table summarizes Old National’s total funding, comprised of deposits and wholesale borrowings:

(dollars in thousands)	June 30, 2024	December 31, 2023	$ Change	% Change
Deposits:
Noninterest-bearing demand	$9,336,042	$9,664,247	$(328,205)	(3.4)%
Interest-bearing:
Checking and NOW	8,081,218	7,331,487	749,731	10.2%
Savings	4,983,811	5,099,186	(115,375)	(2.3)%
Money market	10,549,944	9,561,116	988,828	10.3%
Time deposits	7,048,213	5,579,144	1,469,069	26.3%
Total deposits	39,999,228	37,235,180	2,764,048	7.4%
Wholesale borrowings:
Federal funds purchased and interbank borrowings	250,154	390	249,764	N/M
Securities sold under agreements to repurchase	240,713	285,206	(44,493)	(15.6)%
Federal Home Loan Bank advances	4,744,560	4,280,681	463,879	10.8%
Other borrowings	849,777	764,870	84,907	11.1%
Total wholesale borrowings	6,085,204	5,331,147	754,057	14.1%
Total funding	$46,084,432	$42,566,327	$3,518,105	8.3%
The increase in total deposits was primarily due to deposits assumed in the CapStar transaction. We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. Wholesale funding as a percentage of total funding was 13% at both June 30, 2024 and December 31, 2023.
Capital
Shareholders’ equity totaled $6.1 billion at June 30, 2024 and $5.6 billion at December 31, 2023. Old National issued 24.0 million shares of Common Stock in conjunction with the acquisition of CapStar on April 1, 2024 totaling $417.6 million in shareholders’ equity. Retained earnings were partially offset by dividends and changes in unrealized gains (losses) on available-for-sale investment securities during the six months ended June 30, 2024.

Capital Adequacy
Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At June 30, 2024, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of “well-capitalized” based on the most recent regulatory definition.
Old National’s consolidated capital position remains strong as evidenced by the following key industry ratios.

	Regulatory Guidelines Minimum	Prompt Corrective Action "Well Capitalized" Guidelines		June 30, 2024	December 31, 2023
Tier 1 capital to total average assets (leverage ratio)	4.00%	N/A	%	8.90%	8.83%
Common equity Tier 1 capital to risk-weighted total assets	7.00	N/A		10.73	10.70
Tier 1 capital to risk-weighted total assets	8.50	6.00		11.33	11.35
Total capital to risk-weighted total assets	10.50	10.00		12.71	12.64
Shareholders’ equity to assets	N/A	N/A		11.44	11.33
Old National Bank, Old National’s bank subsidiary, maintained a strong capital position as evidenced by the following key industry ratios.

	Regulatory Guidelines Minimum	Prompt Corrective Action "Well Capitalized" Guidelines	June 30, 2024	December 31, 2023
Tier 1 capital to total average assets (leverage ratio)	4.00%	5.00%	8.85%	8.99%
Common equity Tier 1 capital to risk-weighted total assets	7.00	6.50	11.26	11.57
Tier 1 capital to risk-weighted total assets	8.50	8.00	11.26	11.57
Total capital to risk-weighted total assets	10.50	10.00	12.08	12.33
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
RISK MANAGEMENT
Overview
Old National has adopted a Risk Appetite Statement to enable our Board of Directors, Enterprise Risk Committee of our Board, Executive Leadership Team, and Senior Management to better assess, understand, monitor, and mitigate Old National’s risks. The Risk Appetite Statement addresses the following major risks: strategic, market, liquidity, credit, operational, talent management, compliance and regulatory, legal, and reputational. Our Chief Risk Officer provides quarterly reports to the Board’s Enterprise Risk Committee on various risk topics. The following discussion addresses certain of these major risks including credit, market, and liquidity. Discussion of operational, compliance and regulatory, legal, strategic, talent management, and reputational risks is provided in the section entitled “Risk Factors” in the Company’s 2023 Annual Report on Form 10-K.
Credit Risk
Credit risk represents the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. Our primary credit risks result from our investment and lending activities.
Asset Quality
We lend to commercial and commercial real estate clients in many diverse industries including, among others, real estate rental and leasing, manufacturing, healthcare, wholesale trade, construction, and agriculture. Old National manages concentrations of credit exposure by industry, product, geography, client relationship, and loan size. At June 30, 2024, our average commercial loan size was approximately $610,000 and our average commercial real estate loan size was approximately $1,330,000. In addition, while loans to lessors of residential and non-residential real estate exceed 10% of total loans, no individual sub-segment category within those broader categories reaches the 10% threshold. At June 30, 2024, we had minimal exposure to foreign borrowers and no sovereign debt. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily in the Midwest and Southeast regions of the United States.
The following table presents a summary of under-performing, special mention, and classified assets:

(dollars in thousands)	June 30, 2024	December 31, 2023
Total nonaccrual loans	$340,181	$274,821
Total past due loans (90 days or more and still accruing)	5,251	961
Foreclosed assets	8,290	9,434
Total under-performing assets	$353,722	$285,216
Classified loans (includes nonaccrual, past due 90 days, and other problem loans)	$1,186,519	$875,140
Other classified assets (1)	60,772	48,930
Special mention loans	967,655	843,920
Total criticized and classified assets	$2,214,946	$1,767,990
Asset Quality Ratios:
Nonaccrual loans/total loans (2)	0.94%	0.83%
Under-performing assets/total loans (2)	0.98	0.86
Under-performing assets/total assets	0.67	0.58
Allowance for credit losses on loans/under-performing assets	103.57	107.85
Allowance for credit losses on loans/nonaccrual loans	107.69	111.93
(1)Includes investment securities that fell below investment grade rating.
(2)Loans exclude loans held-for-sale.
Under-performing assets increased to $353.7 million at June 30, 2024, compared to $285.2 million at December 31, 2023. Under-performing assets as a percentage of total loans at June 30, 2024 were 0.98%, a 12 basis point increase from 0.86% at December 31, 2023.
Nonaccrual loans increased $65.4 million from December 31, 2023 to June 30, 2024 reflecting the migration of certain non-owner-occupied commercial real estate loans as they progress to resolution as well as $17.2 million of nonaccrual loans acquired in the CapStar acquisition. As a percentage of nonaccrual loans, the allowance for credit losses on loans was 107.69% at June 30, 2024, compared to 111.93% at December 31, 2023.
Total criticized and classified assets were $2.2 billion at June 30, 2024, an increase of $447.0 million from December 31, 2023 primarily due to higher criticized and classified commercial real estate loans as well as $73.1 million of criticized and classified loans related to the CapStar acquisition. Other classified assets include investment securities that fell below investment grade rating totaling $60.8 million at June 30, 2024, compared to $48.9 million at December 31, 2023.

Allowance for Credit Losses on Loans and Unfunded Commitments
Net charge-offs on loans totaled $14.0 million during the three months ended June 30, 2024, compared to $10.1 million for the same period in 2023. Annualized, net charge-offs to average loans were 0.16% for the three months ended June 30, 2024, compared to 0.13% for the same period in 2023. The three months ended June 30, 2024 included net charge-offs on PCD loans totaling $4.2 million, or 0.05% on an annualized basis of average loans, compared to net charge-offs on PCD loans totaling $5.4 million, or 0.07% on an annualized basis of average loans for the three months ended June 30, 2023. Net charge-offs on loans totaled $25.8 million during the six months ended June 30, 2024, compared to $26.5 million for the same period in 2023. Annualized, net charge-offs to average loans were 0.15% for the six months ended June 30, 2024, compared to 0.17% for the same period in 2023. The six months ended June 30, 2024 included net charge-offs on PCD loans totaling $9.9 million, or 0.06% on an annualized basis of average loans, compared to net charge-offs on PCD loans totaling $17.8 million, or 0.11% on an annualized basis of average loans for the six months ended June 30, 2023.
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
The allowance for credit losses on loans was $366.3 million at June 30, 2024, compared to $307.6 million at December 31, 2023. The increase reflects $23.9 million of allowance for credit losses on acquired PCD loans established through acquisition accounting adjustments on or after the CapStar acquisition date. In addition, the provision for credit losses on loans in the three and six months ended June 30, 2024 included $15.3 million to establish an allowance for credit losses on non-PCD loans acquired in the CapStar transaction. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, provision expense may be volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.
We maintain an allowance for credit losses on unfunded loan commitments to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses on loans, modified to take into account the probability of a drawdown on the commitment. The allowance for credit losses on unfunded loan commitments is classified as a liability account on the balance sheet within accrued expenses and other liabilities, while the corresponding provision for unfunded loan commitments is included in the provision for credit losses. The allowance for credit losses on unfunded loan commitments totaled $25.7 million at June 30, 2024, compared to $31.2 million at December 31, 2023. We increased the allowance for credit losses on unfunded loans commitments by $1.8 million in the three and six months ended June 30, 2024 as a result of the CapStar transaction.
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
A key element in our ongoing process is to measure and monitor interest rate risk using a model to quantify the likely impact of changing interest rates on Old National’s results of operations. The model quantifies the effects of various possible interest rate scenarios on projected net interest income. The model measures the impact on net interest income relative to a base case scenario over a two-year cumulative horizon resulting from an immediate change in interest rates using multiple rate scenarios. The base case scenario assumes that the balance sheet and interest rates are held at current levels. The model shows our projected net interest income sensitivity based on interest rate changes only and does not consider other forecast assumptions. Due to the dynamics of future interest rate expectations, we also measure and monitor interest rate risk using the forward curve, which may be a more probable scenario of our interest rate exposure. The forward curve represents the relationship between the price of forward contracts and the time to maturity of the forward contracts at a point in time. Presentation of the forward curve model is included in the following table as of June 30, 2024.

The following table illustrates our projected net interest income sensitivity over a two-year cumulative horizon based on the asset/liability model at June 30, 2024 and 2023:

	Immediate Rate Decrease			June 30, 2024 Forward Curve		Immediate Rate Increase
(dollars in thousands)	-300 Basis Points	-200 Basis Points	-100 Basis Points		Base	+100 Basis Points	+200 Basis Points	+300 Basis Points
June 30, 2024
Projected interest income:
Money market, other interest earning investments, and investment securities	$855,249	$839,638	$885,050	$894,175	$932,986	$990,743	$1,047,039	$1,102,619
Loans	3,417,630	3,822,978	4,230,649	4,363,917	4,629,910	5,026,272	5,422,326	5,817,978
Total interest income	4,272,879	4,662,616	5,115,699	5,258,092	5,562,896	6,017,015	6,469,365	6,920,597
Projected interest expense:
Deposits	678,766	993,235	1,310,490	1,373,925	1,626,368	1,967,119	2,319,244	2,664,273
Borrowings	496,153	573,485	665,844	682,410	757,854	849,959	942,053	1,034,021
Total interest expense	1,174,919	1,566,720	1,976,334	2,056,335	2,384,222	2,817,078	3,261,297	3,698,294
Net interest income	$3,097,960	$3,095,896	$3,139,365	$3,201,757	$3,178,674	$3,199,937	$3,208,068	$3,222,303
Change from base	$(80,714)	$(82,778)	$(39,309)	$23,083		$21,263	$29,394	$43,629
% change from base	(2.54)%	(2.60)%	(1.24)%	0.73%		0.67%	0.92%	1.37%

	Immediate Rate Decrease				Immediate Rate Increase
	-300 Basis Points	-200 Basis Points	-100 Basis Points	Base	+100 Basis Points	+200 Basis Points	+300 Basis Points
June 30, 2023
Projected interest income:
Money market, other interest earning investments, and investment securities	$703,760	$700,039	$751,180	$805,138	$858,682	$912,190	$966,037
Loans	2,812,913	3,179,212	3,546,919	3,910,105	4,266,532	4,623,023	4,979,447
Total interest income	3,516,673	3,879,251	4,298,099	4,715,243	5,125,214	5,535,213	5,945,484
Projected interest expense:
Deposits	358,077	570,196	785,031	1,012,889	1,259,985	1,507,077	1,754,162
Borrowings	373,267	415,553	513,309	600,910	683,328	765,754	848,179
Total interest expense	731,344	985,749	1,298,340	1,613,799	1,943,313	2,272,831	2,602,341
Net interest income	$2,785,329	$2,893,502	$2,999,759	$3,101,444	$3,181,901	$3,262,382	$3,343,143
Change from base	$(316,115)	$(207,942)	$(101,685)		$80,457	$160,938	$241,699
% change from base	(10.19)%	(6.70)%	(3.28)%		2.59%	5.19%	7.79%
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
We use cash flow and fair value hedges, primarily interest rate swaps, collars, and floors, to mitigate interest rate risk. Derivatives designated as hedging instruments were in a net liability position with a fair value loss of $13.6 million at June 30, 2024, compared to a net asset position with a fair value gain of $4.5 million at

December 31, 2023. See Note 15 to the consolidated financial statements for further discussion of derivative financial instruments.
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
A maturity schedule for Old National Bank’s time deposits is shown in the following table at June 30, 2024.

(dollars in thousands)
Maturity Bucket	Amount	Rate
2024	$4,696,839	4.78%
2025	2,122,569	4.38
2026	147,181	1.29
2027	46,249	1.28
2028	17,624	1.51
2027 and beyond	17,751	1.74
Total	$7,048,213	4.55%
Our ability to acquire funding at competitive prices is influenced by rating agencies’ views of our credit quality, liquidity, capital, and earnings.
The credit ratings of Old National and Old National Bank at June 30, 2024 are shown in the following table.

Moody’s Investors Service
	Long-term	Short-term
Old National	Baa1	N/A
Old National Bank	A1	P-1

Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well. At June 30, 2024, Old National and its subsidiaries had the following availability of liquid funds and borrowings:

(dollars in thousands)	Parent Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$436,277	$796,769
Unencumbered government-issued debt securities	—	1,654,342
Unencumbered investment grade municipal securities	—	101,611
Unencumbered corporate securities	—	43,761
Availability of borrowings*:
Amount available from Federal Reserve discount window	—	4,178,105
Amount available from Federal Home Loan Bank	—	6,476,625
Total available funds	$436,277	$13,251,213
* Based on collateral pledged
Old National Bancorp has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows, and funds used for acquisitions. Old National Bancorp can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit, and through the issuance of debt securities. Additionally, Old National Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt and equity markets. At June 30, 2024, Old National Bancorp’s other borrowings outstanding were $507.3 million. Management believes the Company has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
04/01/24 - 04/30/24	69,517	$16.65	—	$200,000,000
05/01/24 - 05/31/24	5,312	$16.77	—	$200,000,000
06/01/24 - 06/30/24	1,743	$17.09	—	$200,000,000
Total	76,572	$16.67	—	$200,000,000
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
(c)During the three months ended June 30, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

101
The following materials from Old National’s Form 10-Q Report for the quarterly period ended June 30, 2024, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from Old National’s Form 10-Q Report for the quarterly period ended June 30, 2024, formatted in inline XBRL and contained in Exhibit 101.

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

Date: July 31, 2024