Form 10-K/A
period 2023-12-31
OLD NATIONAL BANCORP /IN/
filed 2024-08-15
CIK 707179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE
Old National Bancorp (the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2023 with the U.S. Securities and Exchange Commission (“SEC”) on February 22, 2024 (the “Original Form 10-K”). This Amendment No. 1 to Form 10-K (this “Amendment” or “Form 10-K/A”) is being filed solely to correct a typographical error in the date of the Report of Independent Registered Public Accounting Firm of Crowe LLP included in Part II, Item 8, “Financial Statements and Supplementary Data” of the Original Form 10-K (the “Original Report”). The Original Report was dated February 22, 2024 instead of February 22, 2023.
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because the Original Report was included within Item 8 of the Original Form 10-K, this Amendment sets forth Item 8 in its entirety. Except for the correction made to the date of the Original Report noted above, no revisions or modifications have been made to the financial statements or any other information contained within Item 8 of the Original Form 10-K.
Additionally, in accordance with Rule 12b-15, the Company is including with this Amendment currently dated certifications from its Chairman and Chief Executive Officer and Executive Vice President, Interim Chief Financial Officer, and Chief Strategy Officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2. The Company is also filing updated consents from Deloitte & Touche LLP and Crowe LLP as Exhibits 23.1 and 23.2, respectively. This Amendment consists solely of the preceding cover page, this explanatory note, the complete text of Item 8, the complete text of Part IV, Item 15, “Exhibits and Financial Statement Schedules,” the signature page, the certifications, and the updated Deloitte & Touche LLP and Crowe LLP consents, as well as updated inline XBRL exhibits.
The information contained in this Amendment does not update or reflect events occurring after the filing of the Original Form 10-K. This Amendment should be read in conjunction with the Company’s other filings with the SEC, including the Original Form 10-K.

TABLE OF CONTENTS

		Page
PART II
Item 8.	Financial Statements and Supplementary Data	3

PART IV
Item 15.	Exhibits and Financial Statement Schedules	65
Signatures		70

PART II

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

21	Subsidiaries of Old National Bancorp (incorporated by reference to Exhibit 21 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2023).

23.1*	Consent of Deloitte & Touche LLP

23.2*	Consent of Crowe LLP

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Old National Bancorp Clawback Policy (incorporated by reference to Exhibit 97 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2023).

101*
The following materials from Old National Bancorp’s Annual Report on Form 10-K/A for the year ended December 31, 2023, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104*	The cover page from Old National’s Annual Report on Form 10-K/A for the year ended December 31, 2023, formatted in inline XBRL and contained in Exhibit 101.

* Filed herewith
** Furnished herewith
(1) Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Old National has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
OLD NATIONAL BANCORP

By:	/s/ James C. Ryan, III	Date:	August 15, 2024
James C. Ryan, III,
Chairman and Chief Executive Officer
(Principal Executive Officer)