Form 10-Q
period 2024-09-30
OLD NATIONAL BANCORP /IN/
filed 2024-10-30
CIK 707179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The registrant has one class of common stock (no par value) with 318,972,000 shares outstanding at October 30, 2024.

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
SOFR: Secured Overnight Financing Rate

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS

(dollars and shares in thousands, except per share data)	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Cash and due from banks	$498,120	$430,866
Money market and other interest-earning investments	693,450	744,192
Total cash and cash equivalents	1,191,570	1,175,058
Equity securities, at fair value	89,249	80,372
Investment securities - available-for-sale, at fair value (amortized cost $8,233,232 and $7,684,889, respectively)	7,432,440	6,713,055
Investment securities - held-to-maturity, at amortized cost (fair value $2,604,055 and $2,601,188, respectively)	2,969,343	3,013,493
Federal Home Loan Bank/Federal Reserve Bank stock, at cost	378,717	365,588
Loans held-for-sale, at fair value	62,376	32,006
Loans:
Commercial	10,408,095	9,512,230
Commercial real estate	16,356,216	14,140,629
Residential real estate	6,757,896	6,699,443
Consumer	2,878,436	2,639,625
Total loans, net of unearned income	36,400,643	32,991,927
Allowance for credit losses on loans	(380,840)	(307,610)
Net loans	36,019,803	32,684,317
Premises and equipment, net	599,528	565,396
Goodwill	2,176,999	1,998,716
Other intangible assets	128,085	102,250
Company-owned life insurance	863,723	767,902
Accrued interest receivable and other assets	1,690,460	1,591,683
Total assets	$53,602,293	$49,089,836
Liabilities
Deposits:
Noninterest-bearing demand	$9,429,285	$9,664,247
Interest-bearing:
Checking and NOW	7,815,463	7,331,487
Savings	4,781,447	5,099,186
Money market	11,663,557	9,561,116
Time deposits	7,155,994	5,579,144
Total deposits	40,845,746	37,235,180
Federal funds purchased and interbank borrowings	135,263	390
Securities sold under agreements to repurchase	244,626	285,206
Federal Home Loan Bank advances	4,471,153	4,280,681
Other borrowings	598,054	764,870
Accrued expenses and other liabilities	940,153	960,609
Total liabilities	47,234,995	43,526,936
Shareholders’ Equity
Preferred stock, 2,000 shares authorized, 231 shares issued and outstanding	230,500	230,500
Common stock, no par value, $1.00 per share stated value, 600,000 shares authorized, 318,955 and 292,655 shares issued and outstanding, respectively	318,955	292,655
Capital surplus	4,560,576	4,159,924
Retained earnings	1,861,023	1,618,630
Accumulated other comprehensive income (loss), net of tax	(603,756)	(738,809)
Total shareholders’ equity	6,367,298	5,562,900
Total liabilities and shareholders’ equity	$53,602,293	$49,089,836
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars and shares in thousands, except per share data)	2024	2023	2024	2023
Interest Income
Loans including fees:
Taxable	$561,428	$474,387	$1,594,411	$1,334,658
Nontaxable	12,703	11,181	39,048	32,318
Investment securities:
Taxable	83,567	66,924	241,349	191,797
Nontaxable	10,531	10,833	31,769	33,039
Money market and other interest-earning investments	11,696	13,194	32,992	25,258
Total interest income	679,925	576,519	1,939,569	1,617,070
Interest Expense
Deposits	229,727	147,428	630,972	310,995
Federal funds purchased and interbank borrowings	292	910	3,239	11,404
Securities sold under agreements to repurchase	612	710	2,168	2,389
Federal Home Loan Bank advances	47,719	40,382	133,529	123,466
Other borrowings	9,851	12,003	33,058	30,071
Total interest expense	288,201	201,433	802,966	478,325
Net interest income	391,724	375,086	1,136,603	1,138,745
Provision for credit losses	28,497	19,068	83,602	47,292
Net interest income after provision for credit losses	363,227	356,018	1,053,001	1,091,453
Noninterest Income
Wealth and investment services fees	29,117	26,687	86,779	80,128
Service charges on deposit accounts	20,350	18,524	57,598	53,278
Debit card and ATM fees	11,362	10,818	32,409	31,453
Mortgage banking revenue	7,669	5,063	19,211	12,628
Capital markets income	7,426	5,891	15,055	19,003
Company-owned life insurance	5,315	3,740	14,488	11,624
Debt securities gains (losses), net	(76)	(241)	(90)	(5,440)
Other income	12,975	10,456	33,481	30,574
Total noninterest income	94,138	80,938	258,931	233,248
Noninterest Expense
Salaries and employee benefits	147,494	131,541	456,490	404,715
Occupancy	27,130	25,795	80,696	80,162
Equipment	9,888	8,284	27,263	23,394
Marketing	11,036	9,448	32,954	28,698
Technology	23,343	20,592	67,368	59,850
Communication	4,681	4,075	13,161	12,768
Professional fees	7,278	5,956	24,236	19,085
FDIC assessment	11,722	9,000	32,711	29,028
Amortization of intangibles	7,411	6,040	20,291	18,286
Amortization of tax credit investments	3,277	2,644	8,773	8,167
Other expense	19,023	21,401	53,656	57,918
Total noninterest expense	272,283	244,776	817,599	742,071
Income before income taxes	185,082	192,180	494,333	582,630
Income tax expense	41,280	44,304	109,018	133,118
Net income	143,802	147,876	385,315	449,512
Preferred dividends	(4,034)	(4,034)	(12,101)	(12,101)
Net income applicable to common shareholders	$139,768	$143,842	$373,214	$437,411
Net income per common share - basic	$0.44	$0.49	$1.21	$1.50
Net income per common share - diluted	0.44	0.49	1.21	1.50
Weighted average number of common shares outstanding - basic	315,622	290,648	307,426	290,763
Weighted average number of common shares outstanding - diluted	317,331	291,717	308,605	291,809
Dividends per common share	$0.14	$0.14	$0.42	$0.42
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Net income	$143,802	$147,876	$385,315	$449,512

Other comprehensive income (loss):

Change in debt securities available-for-sale:
Unrealized holding gains (losses) for the period	216,995	(208,626)	154,498	(304,061)
Reclassification adjustment for securities (gains) losses realized in income	76	241	90	5,440
Income tax effect	(54,153)	51,903	(38,470)	83,092
Unrealized gains (losses) on available-for-sale securities	162,918	(156,482)	116,118	(215,529)

Change in securities held-to-maturity:
Amortization of unrealized losses on securities transferred from available-for-sale	4,740	5,623	13,434	16,574
Income tax effect	(1,203)	(1,430)	(3,411)	(2,861)
Changes from securities held-to-maturity	3,537	4,193	10,023	13,713

Change in hedges:
Net unrealized derivative gains (losses) on hedges	23,654	(15,574)	(2,540)	45,547
Reclassification adjustment for (gains) losses realized in net income	4,936	4,927	14,560	(19,893)
Income tax effect	(7,393)	2,754	(3,108)	(6,094)
Changes from hedges	21,197	(7,893)	8,912	19,560

Change in defined benefit pension plans:
Amortization of net (gains) losses recognized in income	—	—	—	(182)
Income tax effect	—	—	—	45
Changes from defined benefit pension plans	—	—	—	(137)
Other comprehensive income (loss), net of tax	187,652	(160,182)	135,053	(182,393)
Comprehensive income (loss)	$331,454	$(12,306)	$520,368	$267,119
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2022	$230,500	$292,903	$4,174,265	$1,217,349	$(786,422)	$5,128,595
Net income	—	—	—	146,600	—	146,600
Other comprehensive income (loss)	—	—	—	—	78,064	78,064
Cash dividends:
Common ($0.14 per share)	—	—	—	(41,088)	—	(41,088)
Preferred ($17.50 per share)	—	—	—	(4,034)	—	(4,034)
Common stock issued	—	15	247	—	—	262
Common stock repurchased	—	(2,598)	(41,112)	—	—	(43,710)
Share-based compensation expense	—	—	12,742	—	—	12,742
Stock activity under incentive compensation plans	—	1,602	(1,412)	(195)	—	(5)
Balance, March 31, 2023	230,500	291,922	4,144,730	1,318,632	(708,358)	5,277,426
Net income	—	—	—	155,036	—	155,036
Other comprehensive income (loss)	—	—	—	—	(100,275)	(100,275)
Cash dividends:
Common ($0.14 per share)	—	—	—	(40,932)	—	(40,932)
Preferred ($17.50 per share)	—	—	—	(4,033)	—	(4,033)
Common stock issued	—	20	252	—	—	272
Common stock repurchased	—	(8)	(97)	—	—	(105)
Share-based compensation expense	—	—	5,247	—	—	5,247
Stock activity under incentive compensation plans	—	663	(1,043)	(161)	—	(541)
Balance, June 30, 2023	230,500	292,597	4,149,089	1,428,542	(808,633)	5,292,095
Net income	—	—	—	147,876	—	147,876
Other comprehensive income (loss)	—	—	—	—	(160,182)	(160,182)
Cash dividends:
Common ($0.14 per share)	—	—	—	(40,933)	—	(40,933)
Preferred ($17.50 per share)	—	—	—	(4,034)	—	(4,034)
Common stock issued	—	20	243	—	—	263
Common stock repurchased	—	(31)	(420)	—	—	(451)
Share-based compensation expense	—	—	4,914	—	—	4,914
Stock activity under incentive compensation plans	—	—	151	(162)	—	(11)
Balance, September 30, 2023	$230,500	$292,586	$4,153,977	$1,531,289	$(968,815)	$5,239,537

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited) – (Continued)
(dollars in thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

December 31, 2023	$230,500	$292,655	$4,159,924	$1,618,630	$(738,809)	$5,562,900
Net income	—	—	—	120,284	—	120,284
Other comprehensive income (loss)	—	—	—	—	(40,819)	(40,819)
Cash dividends:
Common ($0.14 per share)	—	—	—	(41,060)	—	(41,060)
Preferred ($17.50 per share)	—	—	—	(4,034)	—	(4,034)
Common stock issued	—	17	248	—	—	265
Common stock repurchased	—	(434)	(6,748)	—	—	(7,182)
Share-based compensation expense	—	—	5,491	—	—	5,491
Stock activity under incentive compensation plans	—	1,092	(1,373)	(156)	—	(437)
Balance, March 31, 2024	230,500	293,330	4,157,542	1,693,664	(779,628)	5,595,408
Net income	—	—	—	121,229	—	121,229
Other comprehensive income (loss)	—	—	—	—	(11,780)	(11,780)
Acquisition of CapStar Financial Holdings, Inc.	—	24,014	393,584	—	—	417,598
Cash dividends:
Common ($0.14 per share)	—	—	—	(44,656)	—	(44,656)
Preferred ($17.50 per share)	—	—	—	(4,033)	—	(4,033)
Common stock issued	—	16	249	—	—	265
Common stock repurchased	—	(77)	(1,199)	—	—	(1,276)
Share-based compensation expense	—	—	9,062	—	—	9,062
Stock activity under incentive compensation plans	—	1,686	(8,273)	(158)	—	(6,745)
Balance, June 30, 2024	230,500	318,969	4,550,965	1,766,046	(791,408)	6,075,072
Net income	—	—	—	143,802	—	143,802
Other comprehensive income (loss)	—	—	—	—	187,652	187,652
Cash dividends:
Common ($0.14 per share)	—	—	—	(44,654)	—	(44,654)
Preferred ($17.50 per share)	—	—	—	(4,034)	—	(4,034)
Common stock issued	—	15	239	—	—	254
Common stock repurchased	—	(15)	(272)	—	—	(287)
Share-based compensation expense	—	—	8,703	—	—	8,703
Stock activity under incentive compensation plans	—	(14)	941	(137)	—	790
Balance, September 30, 2024	$230,500	$318,955	$4,560,576	$1,861,023	$(603,756)	$6,367,298
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023
Cash Flows From Operating Activities
Net income	$385,315	$449,512
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	28,449	28,162
Amortization of other intangible assets	20,291	18,286
Amortization of tax credit investments	8,773	8,167
Net premium amortization on investment securities	6,650	8,673
Accretion income related to acquired loans	(26,531)	(17,484)
Share-based compensation expense	23,256	22,903
Provision for credit losses	83,602	47,292
Debt securities (gains) losses, net	90	5,440
Net (gains) losses on sales of loans and other assets	(7,084)	(727)
Increase in cash surrender value of company-owned life insurance	(14,488)	(11,624)
Residential real estate loans originated for sale	(632,726)	(366,340)
Proceeds from sales of residential real estate loans	615,624	366,485
(Increase) decrease in interest receivable	11,447	(18,982)
(Increase) decrease in other assets	(38,458)	(56,116)
Increase (decrease) in accrued expenses and other liabilities	(77,681)	(40,132)
Net cash flows provided by (used in) operating activities	386,529	443,515
Cash Flows From Investing Activities
Cash received from merger, net	177,791	—
Purchases of investment securities available-for-sale	(1,263,354)	(626,820)
Purchases of investment securities held-to-maturity	—	(1,941)
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	(13,129)	(99,158)
Purchases of equity securities	(5,462)	(20,862)
Proceeds from maturities, prepayments, and calls of investment securities available-for-sale	755,417	614,782
Proceeds from sales of investment securities available-for-sale	297,858	54,056
Proceeds from maturities, prepayments, and calls of investment securities held-to-maturity	55,069	76,276
Proceeds from sales of Federal Home Loan Bank/Federal Reserve Bank stock	14,426	47,738
Proceeds from sales of equity securities	2,755	2,610
Loan originations and payments, net	(1,327,734)	(2,269,544)
Proceeds from sales of commercial loans	63,434	679,952
Proceeds from company-owned life insurance death benefits	10,212	5,865
Proceeds from sales of premises and equipment and other assets	1,585	3,513
Purchases of premises and equipment and other assets	(23,513)	(28,074)
Net cash flows provided by (used in) investing activities	(1,254,645)	(1,561,607)
Cash Flows From Financing Activities
Net increase (decrease) in:
Deposits	1,050,442	2,251,846
Federal funds purchased and interbank borrowings	134,873	(580,571)
Securities sold under agreements to repurchase	(40,580)	(153,743)
Other borrowings	(209,675)	114,251
Payments for maturities of Federal Home Loan Bank advances	(1,300,000)	(1,850,150)
Proceeds from Federal Home Loan Bank advances	1,400,000	2,450,000
Cash dividends paid	(142,471)	(135,054)
Common stock repurchased	(8,745)	(44,266)
Common stock issued	784	797
Net cash flows provided by (used in) financing activities	884,628	2,053,110
Net increase (decrease) in cash and cash equivalents	16,512	935,018
Cash and cash equivalents at beginning of period	1,175,058	728,412
Cash and cash equivalents at end of period	$1,191,570	$1,663,430

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) – (Continued)

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023
Supplemental Cash Flow Information:
Total interest paid	$797,929	$450,939
Total income taxes paid (net of refunds)	54,904	158,478
Noncash Investing and Financing Activities:
Common stock issued for merger, net	417,598	—
Operating lease right-of-use assets obtained in exchange for lease obligations	22,367	7,899
Finance lease right-of-use assets obtained in exchange for lease obligations	16,703	10,019
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned subsidiaries (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of September 30, 2024 and December 31, 2023, and the results of its operations for the three and nine months ended September 30, 2024 and 2023. Interim results do not necessarily represent annual results. Certain information and disclosures normally included in notes to consolidated annual financial statements prepared in accordance with GAAP have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to SEC rules and regulations. These financial statements should be read in conjunction with Old National’s Annual Report on Form 10-K for the year ended December 31, 2023.
All intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current presentation. Such reclassifications had no effect on prior period net income or shareholders’ equity and were insignificant amounts.
NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Guidance Adopted in 2024
FASB ASC 820 – In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, to clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments in this update are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The adoption of this guidance on January 1, 2024 did not have a material impact on the consolidated financial statements.
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
The amendments in this ASU are effective March 12, 2020 through December 31, 2024. As of September 30, 2024, substantially all of the Company’s LIBOR exposure was addressed and remaining LIBOR-based contracts are expected to transition to alternate reference rates at their next index reset dates. Old National believes the adoption of this guidance on activities subsequent to September 30, 2024 will not have a material impact on the consolidated financial statements.

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
NOTE 3 – ACQUISITION AND DIVESTITURE ACTIVITY
Acquisition
CapStar Financial Holdings, Inc.
On April 1, 2024, Old National completed its acquisition of CapStar Financial Holdings, Inc. (“CapStar”) and its wholly-owned subsidiary, CapStar Bank, in an all-stock transaction. This partnership strengthens Old National’s Nashville, Tennessee presence and adds several new high-growth markets. Pursuant to the terms of the merger agreement, each outstanding share of CapStar common stock was converted into the right to receive 1.155 shares of Old National common stock plus cash in lieu of fractional shares. All system conversions related to the transaction were completed in early July 2024.

The assets acquired and liabilities assumed, both intangible and tangible, were recorded at their estimated fair values as of the merger date and have been accounted for under the acquisition method of accounting. The following table presents the preliminary valuation of the assets acquired and liabilities assumed and the fair value of consideration as of the merger date:

(dollars and shares in thousands)	April 1, 2024
Assets
Cash and cash equivalents	$177,791
Investment securities	342,490
FHLB/Federal Reserve Bank stock	14,426
Loans held-for-sale	21,159
Loans, net of allowance for credit losses	2,120,627
Premises and equipment	22,481
Goodwill	178,283
Other intangible assets	46,125
Company-owned life insurance	91,475
Other assets	94,312
Total assets	$3,109,169
Liabilities
Deposits	$2,560,124
Federal Home Loan Bank advances	75,000
Other borrowings	30,000
Accrued expenses and other liabilities	26,447
Total liabilities	$2,691,571
Fair value of consideration
Common stock (24,014 shares issued at $17.41 per share)	$417,598
Total consideration	$417,598
Goodwill related to this merger will not be deductible for tax purposes.
Other intangible assets acquired included core deposit intangibles. The estimated fair value of the core deposit intangible was $46.1 million and is being amortized over an estimated useful life of 10 years.
The fair value of PCD assets was $610.7 million on the date of merger. The gross contractual amounts receivable relating to the PCD assets was $679.3 million. Old National estimates, on the date of the merger, that $26.7 million of the contractual cash flows specific to the PCD assets will not be collected.
Transaction and integration costs primarily associated with the CapStar merger have been expensed for the three and nine months ended September 30, 2024 totaling $6.9 million and $29.2 million, respectively, and additional transaction and integration costs will be expensed in future periods as incurred.

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
The following table presents the calculation of basic and diluted net income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars and shares in thousands, except per share data)	2024	2023	2024	2023
Net income	$143,802	$147,876	$385,315	$449,512
Preferred dividends	(4,034)	(4,034)	(12,101)	(12,101)
Net income applicable to common shares	$139,768	$143,842	$373,214	$437,411

Weighted average common shares outstanding:
Weighted average common shares outstanding (basic)	315,622	290,648	307,426	290,763
Effect of dilutive securities:
Restricted stock	1,709	1,069	1,179	1,045
Stock appreciation rights	—	—	—	1
Weighted average diluted shares outstanding	317,331	291,717	308,605	291,809
Basic Net Income Per Common Share	$0.44	$0.49	$1.21	$1.50
Diluted Net Income Per Common Share	$0.44	$0.49	$1.21	$1.50

NOTE 5 – INVESTMENT SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale portfolio and the corresponding amounts of gross unrealized gains, unrealized losses, and basis adjustments in AOCI.

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Basis Adjustments (1)	Fair Value
September 30, 2024
Available-for-Sale
U.S. Treasury	$260,893	$157	$(13,076)	$(37,696)	$210,278
U.S. government-sponsored entities and agencies	1,506,552	227	(160,832)	(51,669)	1,294,278
Mortgage-backed securities - Agency	5,608,308	20,435	(527,687)	—	5,101,056
States and political subdivisions	527,887	1,199	(21,042)	3,521	511,565
Pooled trust preferred securities	13,805	—	(2,648)	—	11,157
Other securities	315,787	786	(12,467)	—	304,106
Total available-for-sale securities	$8,233,232	$22,804	$(737,752)	$(85,844)	$7,432,440

December 31, 2023
Available-for-Sale
U.S. Treasury	$449,817	$154	$(11,941)	$(41,297)	$396,733
U.S. government-sponsored entities and agencies	1,487,879	33	(192,717)	(63,931)	1,231,264
Mortgage-backed securities - Agency	4,835,319	3,093	(621,852)	—	4,216,560
States and political subdivisions	554,509	878	(23,057)	2,930	535,260
Pooled trust preferred securities	13,797	—	(2,460)	—	11,337
Other securities	343,568	449	(22,116)	—	321,901
Total available-for-sale securities	$7,684,889	$4,607	$(874,143)	$(102,298)	$6,713,055
(1)    Basis adjustments represent the amount of fair value hedging adjustments included in the carrying amounts of fixed-rate investment securities assets designated in fair value hedging arrangements. See Note 15 to the consolidated financial statements for additional information regarding these derivative financial instruments.

The following table summarizes the amortized cost and fair value of the held-to-maturity investment securities portfolio and the corresponding amounts of gross unrecognized gains and losses.

(dollars in thousands)	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Fair Value
September 30, 2024
Held-to-Maturity
U.S. government-sponsored entities and agencies	$831,160	$—	$(130,687)	$700,473
Mortgage-backed securities - Agency	984,770	—	(130,454)	854,316
States and political subdivisions	1,153,563	1,680	(105,827)	1,049,416
Allowance for securities held-to-maturity	(150)	—	—	(150)
Total held-to-maturity securities	$2,969,343	$1,680	$(366,968)	$2,604,055

December 31, 2023
Held-to-Maturity
U.S. government-sponsored entities and agencies	$825,953	$—	$(154,827)	$671,126
Mortgage-backed securities - Agency	1,029,131	—	(147,137)	881,994
States and political subdivisions	1,158,559	1,800	(112,141)	1,048,218
Allowance for securities held-to-maturity	(150)	—	—	(150)
Total held-to-maturity securities	$3,013,493	$1,800	$(414,105)	$2,601,188
Substantially all of the mortgage-backed securities in the investment portfolio are residential mortgage-backed securities.
Proceeds from sales or calls of available-for-sale investment securities and the resulting realized gains and realized losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Proceeds	$22,545	$28,531	$370,870	$111,419
Realized gains	90	54	98	1,002
Realized losses	(166)	(295)	(188)	(6,442)
The table below shows the amortized cost and fair value of the investment securities portfolio by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yield is based on amortized cost.

	September 30, 2024
(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Maturity
Available-for-Sale
Within one year	$408,483	$409,578	4.31%
One to five years	2,841,655	2,728,724	3.87
Five to ten years	3,716,071	3,257,518	2.39
Beyond ten years	1,267,023	1,036,620	2.66
Total	$8,233,232	$7,432,440	3.04%
Held-to-Maturity
Within one year	$153	$146	2.20%
One to five years	164,752	139,140	2.56
Five to ten years	1,248,019	1,115,473	2.65
Beyond ten years	1,556,419	1,349,296	2.72
Total	$2,969,343	$2,604,055	2.68%

The following table summarizes the available-for-sale investment securities with unrealized losses for which an allowance for credit losses has not been recorded by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2024
Available-for-Sale
U.S. Treasury	$1,998	$(4)	$193,148	$(13,072)	$195,146	$(13,076)
U.S. government-sponsored entities and agencies	55,754	(114)	1,209,200	(160,718)	1,264,954	(160,832)
Mortgage-backed securities - Agency	93,981	(786)	3,633,891	(526,901)	3,727,872	(527,687)
States and political subdivisions	22,970	(114)	306,635	(20,928)	329,605	(21,042)
Pooled trust preferred securities	—	—	11,157	(2,648)	11,157	(2,648)
Other securities	47,408	(157)	209,600	(12,310)	257,008	(12,467)
Total available-for-sale	$222,111	$(1,175)	$5,563,631	$(736,577)	$5,785,742	$(737,752)

December 31, 2023
Available-for-Sale
U.S. Treasury	$8,937	$(42)	$191,027	$(11,899)	$199,964	$(11,941)
U.S. government-sponsored entities and agencies	—	—	1,189,314	(192,717)	1,189,314	(192,717)
Mortgage-backed securities - Agency	90,145	(710)	3,835,552	(621,142)	3,925,697	(621,852)
States and political subdivisions	86,865	(495)	259,767	(22,562)	346,632	(23,057)
Pooled trust preferred securities	—	—	11,337	(2,460)	11,337	(2,460)
Other securities	39,032	(229)	255,888	(21,887)	294,920	(22,116)
Total available-for-sale	$224,979	$(1,476)	$5,742,885	$(872,667)	$5,967,864	$(874,143)
The following table summarizes the held-to-maturity investment securities with unrecognized losses aggregated by major security type and length of time in a continuous loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
September 30, 2024
Held-to-Maturity
U.S. government-sponsored entities and agencies	$—	$—	$700,473	$(130,687)	$700,473	$(130,687)
Mortgage-backed securities - Agency	—	—	854,316	(130,454)	854,316	(130,454)
States and political subdivisions	671	(1)	978,641	(105,826)	979,312	(105,827)
Total held-to-maturity	$671	$(1)	$2,533,430	$(366,967)	$2,534,101	$(366,968)

December 31, 2023
Held-to-Maturity
U.S. government-sponsored entities and agencies	$—	$—	$671,126	$(154,827)	$671,126	$(154,827)
Mortgage-backed securities - Agency	—	—	881,994	(147,137)	881,994	(147,137)
States and political subdivisions	—	—	977,154	(112,141)	977,154	(112,141)
Total held-to-maturity	$—	$—	$2,530,274	$(414,105)	$2,530,274	$(414,105)
The unrecognized losses on held-to-maturity investment securities presented in the table above do not include unrecognized losses on securities that were transferred from available-for-sale to held-to-maturity totaling $114.2 million at September 30, 2024 and $127.6 million at December 31, 2023. These unrecognized losses are included as a separate component of shareholders’ equity and are being amortized over the remaining term of the securities.
No allowance for credit losses on available-for-sale debt securities was needed at September 30, 2024 or December 31, 2023.

An allowance on held-to-maturity debt securities is maintained for certain municipal bonds to account for expected lifetime credit losses. Substantially all of the U.S. government-sponsored entities and agencies and agency mortgage-backed securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. Therefore, for those securities, we do not record expected credit losses. The allowance for credit losses on held-to-maturity debt securities was $0.2 million at September 30, 2024 and December 31, 2023. Accrued interest receivable on the securities portfolio is excluded from the estimate of credit losses and totaled $42.5 million at September 30, 2024 and $50.3 million at December 31, 2023.
At September 30, 2024, Old National’s securities portfolio consisted of 3,013 securities, 2,452 of which were in an unrealized loss position. The unrealized losses attributable to our U.S. Treasury, U.S. government-sponsored entities and agencies, agency mortgage-backed securities, states and political subdivisions, and other securities are the result of fluctuations in interest rates and market movements. Old National’s pooled trust preferred securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. At September 30, 2024, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.
Old National’s pooled trust preferred securities have experienced credit defaults. However, we believe that the value of the instruments lies in the full and timely interest payments that will be received through maturity, the steady amortization that will be experienced until maturity, and the full return of principal by the final maturity of the collateralized debt obligations. Old National did not recognize any losses on these securities for the nine months ended September 30, 2024 or 2023.
Equity Securities
Equity securities consist of mutual funds for Community Reinvestment Act qualified investments and diversified investment securities held in a grantor trust for participants in the Company’s nonqualified deferred compensation plan. Old National’s equity securities with readily determinable fair values totaled $89.2 million at September 30, 2024 and $80.4 million at December 31, 2023. There were gains on equity securities of $1.5 million during the three months ended September 30, 2024 and $1.4 million during the nine months ended September 30, 2024, compared to losses of $0.8 million during the three months ended September 30, 2023 and $1.4 million during the nine months ended September 30, 2023.
Alternative Investments
Old National has alternative investments without readily determinable fair values that are included in other assets totaling $580.3 million at September 30, 2024 and $449.3 million at December 31, 2023. These investments consisted of $292.6 million of illiquid investments in partnerships, limited liability companies, and other ownership interests that support affordable housing and $287.7 million of economic development and community revitalization initiatives in low-to-moderate income neighborhoods at September 30, 2024, compared to $252.2 million and $197.1 million for the same investment types, respectively, at December 31, 2023. There have been no impairments or adjustments on equity securities without readily determinable fair values, except for amortization of tax credit investments in the nine months ended September 30, 2024 and 2023. See Note 9 to the consolidated financial statements for detail regarding these investments.
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
Old National has loan participations, which qualify as participating interests, with other financial institutions. At September 30, 2024, these loans totaled $3.4 billion, of which $1.5 billion had been sold to other financial institutions and $1.9 billion was retained by Old National. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.
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

	Balance Sheet Line Item	Portfolio Segment Reclassifications	Portfolio Segment After Reclassifications

(dollars in thousands)
September 30, 2024
Commercial (1)	$10,408,095	$(224,732)	$10,183,363
Commercial real estate	16,356,216	(175,628)	16,180,588
BBCC	N/A	400,360	400,360
Residential real estate	6,757,896	—	6,757,896
Consumer	2,878,436	(2,878,436)	N/A
Indirect	N/A	1,096,234	1,096,234
Direct	N/A	419,201	419,201
Home equity	N/A	1,363,001	1,363,001
Total loans (2)	$36,400,643	$—	$36,400,643
Allowance for credit losses on loans	(380,840)	—	(380,840)
Net loans	$36,019,803	$—	$36,019,803

December 31, 2023
Commercial (1)	$9,512,230	$(232,764)	$9,279,466
Commercial real estate	14,140,629	(169,058)	13,971,571
BBCC	N/A	401,822	401,822
Residential real estate	6,699,443	—	6,699,443
Consumer	2,639,625	(2,639,625)	N/A
Indirect	N/A	1,050,982	1,050,982
Direct	N/A	523,172	523,172
Home equity	N/A	1,065,471	1,065,471
Total loans (2)	$32,991,927	$—	$32,991,927
Allowance for credit losses on loans	(307,610)	—	(307,610)
Net loans	$32,684,317	$—	$32,684,317
(1)Includes direct finance leases of $133.6 million at September 30, 2024 and $169.7 million at December 31, 2023.
(2)    Includes unearned income of $183.4 million at September 30, 2024 and $93.7 million at December 31, 2023.
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

Commercial Real Estate
Commercial real estate loans are classified primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. The properties securing Old National’s commercial real estate portfolio are diverse in terms of type and geographic location. Management monitors and evaluates commercial real estate loans based on collateral, geography, and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner-occupied loans.
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
At 241%, Old National Bank’s applicable investor commercial real estate loans as a percentage of its Tier 1 capital plus the allowance for credit losses attributable to loans and leases remained below the regulatory guideline limit of 300% at September 30, 2024.
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

Allowance for Credit Losses
Loans
Credit loss assumptions used when computing the level of expected credit losses are estimated using a model that categorizes loan pools based on loss history, delinquency status, and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. The base forecast scenario considers unemployment, gross domestic product, and the BBB ratio (BBB spread to the 10-year U.S. Treasury rate). In addition to the quantitative inputs, several qualitative factors are considered. These factors include the risk that unemployment, gross domestic product, housing product index, and the BBB ratio prove to be more severe and/or prolonged than our baseline forecast due to a variety of factors including monetary actions to control inflation, recent instability in the banking sector, global military conflicts, and global trade issues. Old National’s activity in the allowance for credit losses on loans by portfolio segment was as follows:

(dollars in thousands)	Balance at Beginning of Period	Allowance Established for Acquired PCD Loans	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Period
Three Months Ended September 30, 2024
Commercial	$138,460	$3,245	$(11,512)	$308	$6,341	$136,842
Commercial real estate	189,911	(442)	(2,799)	214	18,015	204,899
BBCC	2,897	—	(676)	56	415	2,692
Residential real estate	23,135	—	—	64	(1,711)	21,488
Indirect	1,233	—	(1,715)	290	5,853	5,661
Direct	3,131	—	(2,137)	475	958	2,427
Home equity	7,568	—	(126)	84	(695)	6,831
Total	$366,335	$2,803	$(18,965)	$1,491	$29,176	$380,840
Three Months Ended September 30, 2023
Commercial	$127,403	$—	$(16,705)	$1,616	$12,441	$124,755
Commercial real estate	136,897	—	(2,291)	102	10,267	144,975
BBCC	2,776	—	(1,049)	70	912	2,709
Residential real estate	20,421	—	(15)	28	346	20,780
Indirect	1,407	—	(490)	325	79	1,321
Direct	4,755	—	(2,180)	580	416	3,571
Home equity	6,896	—	(20)	341	(1,346)	5,871
Total	$300,555	$—	$(22,750)	$3,062	$23,115	$303,982
Nine Months Ended September 30, 2024
Commercial	$118,333	$17,838	$(25,098)	$1,104	$24,665	$136,842
Commercial real estate	155,099	8,041	(12,541)	1,791	52,509	204,899
BBCC	2,887	—	(1,687)	304	1,188	2,692
Residential real estate	20,837	134	—	845	(328)	21,488
Indirect	1,236	—	(3,937)	957	7,405	5,661
Direct	3,169	59	(6,449)	1,527	4,121	2,427
Home equity	6,049	653	(314)	229	214	6,831
Total	$307,610	$26,725	$(50,026)	$6,757	$89,774	$380,840
Nine Months Ended September 30, 2023
Commercial	$120,612	$—	$(37,459)	$3,713	$37,889	$124,755
Commercial real estate	138,244	—	(5,938)	1,394	11,275	144,975
BBCC	2,431	—	(1,171)	174	1,275	2,709
Residential real estate	21,916	—	(256)	153	(1,033)	20,780
Indirect	1,532	—	(2,089)	1,349	529	1,321
Direct	12,116	—	(8,018)	1,798	(2,325)	3,571
Home equity	6,820	—	(330)	471	(1,090)	5,871
Total	$303,671	$—	$(55,261)	$9,052	$46,520	$303,982
The allowance for credit losses on loans at September 30, 2024 included $26.7 million of allowance for credit losses on acquired PCD loans established through acquisition accounting adjustments on or after the CapStar acquisition date. In addition, the provision for credit losses on loans in the nine months ended September 30, 2024 included $15.3 million to establish an allowance for credit losses on non-PCD loans acquired in the CapStar transaction.

Accrued interest receivable on loans is excluded from the estimate of credit losses and totaled $174.8 million at September 30, 2024, compared to $169.8 million at December 31, 2023.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Allowance for credit losses on unfunded loan commitments:
Balance at beginning of period	$25,733	$37,007	$31,226	$32,188
Provision for credit losses on unfunded loan commitments acquired during the period	—	—	1,763	—
Provision (release) for credit losses on unfunded loan commitments	(679)	(4,047)	(7,935)	772
Balance at end of period	$25,054	$32,960	$25,054	$32,960
Credit Quality
Old National’s management monitors the credit quality of its loans on an ongoing basis with the AQR for commercial, commercial real estate, and BBCC loans reviewed annually or at renewal and the performance of its residential and consumer loans based upon the accrual status refreshed at least quarterly. Internally, management assigns an AQR to each non-homogeneous commercial, commercial real estate, and BBCC loan in the portfolio. The primary determinants of the AQR are the reliability of the primary source of repayment and the past, present, and projected financial condition of the borrower. The AQR will also consider current industry conditions. Major factors used in determining the AQR can vary based on the nature of the loan, but commonly include factors such as debt service coverage, internal cash flow, liquidity, leverage, operating performance, debt burden, FICO scores, occupancy, interest rate sensitivity, and expense burden. Old National uses the following definitions for risk ratings:
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

The following table summarizes the amortized cost of term loans by risk category of commercial, commercial real estate, and BBCC loans by loan portfolio segment, class of loan, and origination year:

(dollars in thousands)	Origination Year							Revolving to Term
	2024	2023	2022	2021	2020	Prior	Revolving		Total
September 30, 2024
Commercial:
Pass	$1,555,665	$1,519,627	$1,243,415	$734,457	$467,036	$636,137	$2,560,086	$657,716	$9,374,139
Special Mention	34,491	62,344	43,253	14,913	18,003	12,073	120,436	25,235	330,748
Classified:
Substandard	11,204	63,668	97,872	32,674	21,667	26,861	89,643	29,742	373,331
Nonaccrual	352	812	2,723	792	637	2,354	242	4,813	12,725
Doubtful	1,460	11,485	25,610	7,640	5,726	1,226	22,294	16,979	92,420
Total	$1,603,172	$1,657,936	$1,412,873	$790,476	$513,069	$678,651	$2,792,701	$734,485	$10,183,363
Commercial real estate:
Pass	$1,649,355	$2,584,786	$3,882,068	$2,267,541	$1,407,050	$1,877,393	$143,314	$929,671	$14,741,178
Special Mention	47,435	35,196	105,531	126,457	49,338	68,825	4,492	56,651	493,925
Classified:
Substandard	62,087	37,197	244,297	62,366	39,810	172,429	1,018	79,285	698,489
Nonaccrual	421	708	4,267	2,881	2,763	15,942	—	361	27,343
Doubtful	7,335	5,675	4,858	53,679	25,556	75,276	—	47,274	219,653
Total	$1,766,633	$2,663,562	$4,241,021	$2,512,924	$1,524,517	$2,209,865	$148,824	$1,113,242	$16,180,588
BBCC:
Pass	$60,158	$83,681	$58,701	$36,774	$31,632	$30,934	$61,932	$16,809	$380,621
Special Mention	392	2,740	1,034	720	723	369	3,818	3,074	12,870
Classified:
Substandard	105	499	145	200	30	226	694	523	2,422
Nonaccrual	—	262	434	347	67	1,010	—	642	2,762
Doubtful	—	231	642	301	15	1	—	495	1,685
Total	$60,655	$87,413	$60,956	$38,342	$32,467	$32,540	$66,444	$21,543	$400,360

	Origination Year							Revolving to Term
	2023	2022	2021	2020	2019	Prior	Revolving		Total
December 31, 2023
Commercial:
Pass	$1,826,289	$1,573,669	$985,964	$520,883	$450,911	$495,979	$2,051,985	$651,953	$8,557,633
Special Mention	20,038	90,031	19,953	36,906	25,756	47,357	89,765	44,348	374,154
Classified:
Substandard	27,271	41,164	27,990	37,618	10,461	29,981	72,703	56,716	303,904
Nonaccrual	32	7,034	—	—	823	3,411	—	5,461	16,761
Doubtful	—	7,261	5,925	4,875	1,742	7,211	—	—	27,014
Total	$1,873,630	$1,719,159	$1,039,832	$600,282	$489,693	$583,939	$2,214,453	$758,478	$9,279,466
Commercial real estate:
Pass	$2,177,841	$3,515,702	$2,563,638	$1,576,044	$1,010,351	$1,161,119	$103,332	$960,386	$13,068,413
Special Mention	69,648	69,946	68,708	27,059	52,107	95,896	3,893	64,730	451,987
Classified:
Substandard	26,638	56,423	21,401	28,983	61,186	49,558	—	48,760	292,949
Nonaccrual	—	21,919	10,706	1,975	1,634	8,632	—	1,400	46,266
Doubtful	5,360	429	30,897	2,306	37,777	35,187	—	—	111,956
Total	$2,279,487	$3,664,419	$2,695,350	$1,636,367	$1,163,055	$1,350,392	$107,225	$1,075,276	$13,971,571
BBCC:
Pass	$81,102	$64,583	$44,307	$38,086	$27,557	$19,028	$68,807	$33,361	$376,831
Special Mention	—	—	857	700	1,001	349	2,144	12,728	17,779
Classified:
Substandard	436	193	252	—	—	604	15	1,006	2,506
Nonaccrual	—	—	482	—	4	1,105	—	1,402	2,993
Doubtful	302	727	254	286	60	84	—	—	1,713
Total	$81,840	$65,503	$46,152	$39,072	$28,622	$21,170	$70,966	$48,497	$401,822

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

	Origination Year							Revolving to Term
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving		Total
September 30, 2024
Residential real estate:
Risk Rating:
Performing	$371,299	$488,590	$1,469,840	$1,696,514	$1,605,901	$1,067,863	$60	$277	$6,700,344
Nonperforming	157	4,145	10,655	5,381	4,283	32,931	—	—	57,552
Total	$371,456	$492,735	$1,480,495	$1,701,895	$1,610,184	$1,100,794	$60	$277	$6,757,896
Indirect:
Risk Rating:
Performing	$348,367	$309,592	$257,064	$107,785	$47,552	$20,760	$—	$—	$1,091,120
Nonperforming	302	1,109	1,575	1,387	413	328	—	—	5,114
Total	$348,669	$310,701	$258,639	$109,172	$47,965	$21,088	$—	$—	$1,096,234
Direct:
Risk Rating:
Performing	$56,302	$68,103	$58,794	$53,593	$21,871	$56,853	$97,352	$2,509	$415,377
Nonperforming	66	307	674	390	593	1,706	2	86	3,824
Total	$56,368	$68,410	$59,468	$53,983	$22,464	$58,559	$97,354	$2,595	$419,201
Home equity:
Risk Rating:
Performing	$—	$—	$262	$203	$1,135	$11,759	$1,300,266	$28,857	$1,342,482
Nonperforming	—	—	1,311	146	244	5,383	3,212	10,223	20,519
Total	$—	$—	$1,573	$349	$1,379	$17,142	$1,303,478	$39,080	$1,363,001

	Origination Year							Revolving to Term
	2023	2022	2021	2020	2019	Prior	Revolving		Total
December 31, 2023
Residential real estate:
Risk Rating:
Performing	$453,743	$1,508,671	$1,836,078	$1,705,131	$430,783	$722,987	$—	$279	$6,657,672
Nonperforming	116	4,563	4,004	3,375	4,078	25,635	—	—	41,771
Total	$453,859	$1,513,234	$1,840,082	$1,708,506	$434,861	$748,622	$—	$279	$6,699,443
Indirect:
Risk Rating:
Performing	$393,369	$355,822	$162,735	$82,871	$37,967	$13,815	$—	$196	$1,046,775
Nonperforming	372	1,472	1,207	547	318	291	—	—	4,207
Total	$393,741	$357,294	$163,942	$83,418	$38,285	$14,106	$—	$196	$1,050,982
Direct:
Risk Rating:
Performing	$109,372	$90,310	$92,491	$48,387	$29,659	$67,129	$75,080	$4,852	$517,280
Nonperforming	67	531	517	560	210	3,872	124	11	5,892
Total	$109,439	$90,841	$93,008	$48,947	$29,869	$71,001	$75,204	$4,863	$523,172
Home equity:
Risk Rating:
Performing	$290	$164	$160	$140	$679	$4,483	$1,019,389	$23,918	$1,049,223
Nonperforming	—	310	328	404	741	4,327	2,844	7,294	16,248
Total	$290	$474	$488	$544	$1,420	$8,810	$1,022,233	$31,212	$1,065,471

The following table summarizes the gross charge-offs of loans by loan portfolio segment and origination year:

	Origination Year
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Three Months Ended September 30, 2024
Commercial	$1,234	$8,031	$633	$297	$840	$55	$422	$11,512
Commercial real estate	—	140	61	44	—	2,554	—	2,799
BBCC	—	481	164	21	—	10	—	676
Residential real estate	—	—	—	—	—	—	—	—
Indirect	199	797	360	110	41	208	—	1,715
Direct	8	97	398	475	224	214	721	2,137
Home equity	—	—	—	—	—	126	—	126
Total gross charge-offs	$1,441	$9,546	$1,616	$947	$1,105	$3,167	$1,143	$18,965

	Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving	Total
Three Months Ended September 30, 2023
Commercial	$—	$4,154	$12,271	$—	$—	$63	$217	$16,705
Commercial real estate	—	—	—	1,744	—	547	—	2,291
BBCC	499	501	49	—	—	—	—	1,049
Residential real estate	—	—	—	—	—	15	—	15
Indirect	75	276	86	12	10	31	—	490
Direct	19	429	423	112	270	60	867	2,180
Home equity	—	—	—	—	—	20	—	20
Total gross charge-offs	$593	$5,360	$12,829	$1,868	$280	$736	$1,084	$22,750

	Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving	Total
Nine Months Ended September 30, 2024
Commercial	$1,234	$10,389	$10,263	$719	$891	$625	$977	$25,098
Commercial real estate	—	140	84	2,688	—	9,629	—	12,541
BBCC	—	1,086	393	56	112	40	—	1,687
Residential real estate	—	—	—	—	—	—	—	—
Indirect	253	1,698	1,209	431	80	266	—	3,937
Direct	83	292	1,368	1,351	510	609	2,236	6,449
Home equity	—	—	—	34	—	280	—	314
Total gross charge-offs	$1,570	$13,605	$13,317	$5,279	$1,593	$11,449	$3,213	$50,026

	Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving	Total
Nine Months Ended September 30, 2023
Commercial	$—	$6,254	$23,432	$120	$6,789	$302	$562	$37,459
Commercial real estate	—	54	735	2,144	—	3,005	—	5,938
BBCC	499	548	77	47	—	—	—	1,171
Residential real estate	—	—	—	—	—	256	—	256
Indirect	85	954	640	153	137	120	—	2,089
Direct	19	1,330	1,805	570	1,011	450	2,833	8,018
Home equity	—	—	—	—	—	330	—	330
Total gross charge-offs	$603	$9,140	$26,689	$3,034	$7,937	$4,463	$3,395	$55,261
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
The following table presents the aging of the amortized cost basis in past due loans by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Current	Total Loans
September 30, 2024
Commercial	$11,690	$6,213	$35,974	$53,877	$10,129,486	$10,183,363
Commercial real estate	20,125	38,395	39,891	98,411	16,082,177	16,180,588
BBCC	1,095	—	1,361	2,456	397,904	400,360
Residential	5,817	740	2,489	9,046	6,748,850	6,757,896
Indirect	7,702	2,088	1,298	11,088	1,085,146	1,096,234
Direct	2,172	1,029	1,460	4,661	414,540	419,201
Home equity	5,339	3,791	7,187	16,317	1,346,684	1,363,001
Total	$53,940	$52,256	$89,660	$195,856	$36,204,787	$36,400,643

December 31, 2023
Commercial	$16,128	$1,332	$4,861	$22,321	$9,257,145	$9,279,466
Commercial real estate	9,081	5,254	30,660	44,995	13,926,576	13,971,571
BBCC	1,368	134	977	2,479	399,343	401,822
Residential	12,358	367	15,249	27,974	6,671,469	6,699,443
Indirect	7,025	1,854	1,342	10,221	1,040,761	1,050,982
Direct	5,436	1,455	1,787	8,678	514,494	523,172
Home equity	7,791	2,347	6,659	16,797	1,048,674	1,065,471
Total	$59,187	$12,743	$61,535	$133,465	$32,858,462	$32,991,927
The following table presents the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing by class of loan:

	September 30, 2024			December 31, 2023
(dollars in thousands)	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing
Commercial	$105,145	$32,436	$477	$43,775	$13,143	$242
Commercial real estate	246,996	40,356	90	158,222	24,507	585
BBCC	4,447	—	80	4,706	—	95
Residential	57,552	—	—	41,771	—	—
Indirect	5,114	—	160	4,207	—	8
Direct	3,824	—	25	5,892	—	31
Home equity	20,519	—	345	16,248	—	—
Total	$443,597	$72,792	$1,177	$274,821	$37,650	$961
Interest income recognized on nonaccrual loans was insignificant during the three and nine months ended September 30, 2024 and 2023.

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

	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Investment Securities/Cash	Auto	Other
September 30, 2024
Commercial	$18,944	$64,073	$4,481	$8,971	$4,258
Commercial real estate	240,163	1,552	2,106	—	120
BBCC	3,185	842	97	323	—
Residential	57,552	—	—	—	—
Indirect	—	—	—	5,114	—
Direct	2,891	40	5	383	26
Home equity	20,519	—	—	—	—
Total loans	$343,254	$66,507	$6,689	$14,791	$4,404

December 31, 2023
Commercial	$14,303	$24,729	$2,577	$280	$328
Commercial real estate	146,425	—	1,167	—	6,107
BBCC	3,522	794	—	390	—
Residential	41,771	—	—	—	—
Indirect	—	—	—	4,207	—
Direct	4,727	1	3	366	29
Home equity	16,248	—	—	—	—
Total loans	$226,996	$25,524	$3,747	$5,243	$6,464
Financial Difficulty Modifications
Occasionally, Old National modifies loans to borrowers experiencing financial difficulty in the form of principal forgiveness, term extension, an other-than-insignificant payment delay, or interest rate reduction (or a combination thereof). When principal forgiveness is provided, the amount forgiven is charged-off against the allowance for credit losses on loans.

The following table presents the amortized cost basis of financial difficulty modifications that were modified for borrowers experiencing financial difficulty, by class of loans and type of modification:

(dollars in thousands)	Term Extension	Payment Delay	Total Class of Loans
Three Months Ended September 30, 2024
Commercial	$17,969	$4,776	0.2%
Commercial real estate	11,121	2,554	0.1%
Total	$29,090	$7,330	0.1%

Three Months Ended September 30, 2023
Commercial	$3,502	$—	0.0%
Commercial real estate	93,844	—	0.7%
Total	$97,346	$—	0.3%

Nine Months Ended September 30, 2024
Commercial	$27,085	$4,776	0.3%
Commercial real estate	56,051	2,554	0.4%
Total	$83,136	$7,330	0.2%

Nine Months Ended September 30, 2023
Commercial	$20,811	$—	0.2%
Commercial real estate	116,580	$—	0.8%
Total	$137,391	$—	0.4%
Old National closely monitors the performance of financial difficulty modifications to understand the effectiveness of its efforts. The following table presents the performance of financial difficulty modifications in the twelve months following modification:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Current	Total Loans
September 30, 2024
Commercial	$—	$—	$3,854	$3,854	$31,861	$35,715
Commercial real estate	5,707	3,726	21,463	30,896	67,421	98,317
Total	$5,707	$3,726	$25,317	$34,750	$99,282	$134,032

September 30, 2023
Commercial	$—	$—	$2,541	$2,541	$18,270	$20,811
Commercial real estate	1,086	—	—	1,086	115,494	116,580
Total	$1,086	$—	$2,541	$3,627	$133,764	$137,391

The following table summarizes the nature of the financial difficulty modifications by class of loans:

(dollars in thousands)	Weighted- Average Term Extension (in months)	Weighted- Average Payment Delay (in months)
Three Months Ended September 30, 2024
Commercial	4.4	6.0
Commercial real estate	6.5	7.0
Total	5.2	6.4

Three Months Ended September 30, 2023
Commercial	7.3	—
Commercial real estate	9.2	—
Total	9.2	—

Nine Months Ended September 30, 2024
Commercial	6.8	6.0
Commercial real estate	8.8	7.0
Total	8.2	6.4

Nine Months Ended September 30, 2023
Commercial	5.7	—
Commercial real estate	8.9	—
Total	8.4	—
There were payment defaults on $3.9 million and $25.3 million of loans during the three and nine months ended September 30, 2024, respectively, to borrowers whose loans were modified due to financial difficulties within the previous twelve months. The payment defaults did not materially impact the allowance for credit losses on loans. There were no payment defaults during the three and nine months ended September 30, 2023 on loans that had been modified within the previous twelve months.
Old National had not committed to lend any material additional funds to the borrowers whose loans were modified due to financial difficulties at September 30, 2024 or December 31, 2023.
Purchased Credit Deteriorated Loans
Old National has purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans is as follows:

(dollars in thousands)	CapStar (1)
Purchase price of loans at acquisition	$610,691
Allowance for credit losses at acquisition	26,725
Non-credit discount/(premium) at acquisition	41,886
Par value of acquired loans at acquisition	$679,302
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
The components of lease expense were as follows:

	Affected Line Item in the Statement of Income	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)		2024	2023	2024	2023
Operating lease cost	Occupancy/Equipment expense	$8,258	$7,462	$24,352	$23,569
Finance lease cost:
Amortization of right-of-use assets	Occupancy expense	2,188	742	4,427	2,170
Interest on lease liabilities	Interest expense	318	183	752	536
Sub-lease income	Occupancy expense	(110)	(119)	(358)	(281)
Total		$10,654	$8,268	$29,173	$25,994
Supplemental balance sheet information related to leases was as follows:

(dollars in thousands)	September 30, 2024	December 31, 2023
Operating Leases
Operating lease right-of-use assets	$188,533	$185,506
Operating lease liabilities	206,863	204,960
Finance Leases
Premises and equipment, net	32,096	19,820
Other borrowings	33,598	20,955
Weighted-Average Remaining Lease Term (in Years)
Operating leases	8.0	8.5
Finance leases	7.0	10.5
Weighted-Average Discount Rate
Operating leases	3.13%	3.04%
Finance leases	3.98%	3.90%
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,849	$23,766
Operating cash flows from finance leases	752	536
Financing cash flows from finance leases	4,061	1,893

The following table presents a maturity analysis of the Company’s lease liability by lease classification at September 30, 2024:

(dollars in thousands)	Operating Leases	Finance Leases
2024	$8,418	$2,432
2025	34,407	9,215
2026	33,720	6,477
2027	31,985	4,816
2028	28,028	3,210
Thereafter	98,614	12,612
Total undiscounted lease payments	235,172	38,762
Amounts representing interest	(28,309)	(5,164)
Lease liability	$206,863	$33,598

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the changes in the carrying amount of goodwill:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Balance at beginning of period	$2,170,709	$1,998,716	$1,998,716	$1,998,716
Acquisitions and adjustments	6,290	—	178,283	—
Balance at end of period	$2,176,999	$1,998,716	$2,176,999	$1,998,716
During the nine months ended September 30, 2024, Old National recorded $178.3 million of goodwill associated with the acquisition of CapStar. The increase in goodwill for the three months ended September 30, 2024 resulted from the measurement period adjustments related to updating the fair values of the assets acquired and liabilities assumed in the acquisition of CapStar. See Note 2 to the consolidated financial statements for additional detail regarding this transaction.
Old National performed the required annual goodwill impairment test as of August 31, 2024 and there was no impairment. No events or circumstances since the August 31, 2024 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.
The gross carrying amounts and accumulated amortization of other intangible assets were as follows:

(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
September 30, 2024
Core deposit	$189,636	$(89,825)	$99,811
Customer trust relationships	52,621	(24,347)	28,274
Total other intangible assets	$242,257	$(114,172)	$128,085

December 31, 2023
Core deposit	$143,511	$(72,940)	$70,571
Customer trust relationships	52,621	(20,942)	31,679
Total other intangible assets	$196,132	$(93,882)	$102,250
Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years. During the nine months ended September 30, 2024, Old National recorded $46.1 million of core deposit intangibles associated with the acquisition of CapStar. See Note 2 to the consolidated financial statements for additional detail regarding this transaction.
Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. No impairment charges were recorded during the nine months ended September 30, 2024 or 2023. Total amortization expense associated with intangible assets was $7.4 million and $20.3 million for the three and nine months ended September 30, 2024, respectively, compared to $6.0 million and $18.3 million for the three and nine months ended September 30, 2023, respectively.
Estimated amortization expense for future years is as follows:

(dollars in thousands)
2024 remaining	$7,238
2025	26,116
2026	22,474
2027	18,947
2028	15,598
Thereafter	37,712
Total	$128,085
NOTE 9 – QUALIFIED AFFORDABLE HOUSING PROJECTS AND OTHER TAX CREDIT INVESTMENTS
Old National is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in other assets on the balance sheet, with any unfunded commitments included with other liabilities. As of September 30, 2024, Old National expects to recover its remaining investments through the use of the tax credits that are generated by the investments.
The following table summarizes Old National’s investments in qualified affordable housing projects and other tax credit investments:

(dollars in thousands)		September 30, 2024		December 31, 2023
Investment	Accounting Method	Investment	Unfunded Commitment (1)	Investment	Unfunded Commitment
LIHTC	Proportional amortization	$202,128	$122,826	$114,991	$75,981
FHTC	Proportional amortization (2)	31,459	25,535	34,220	27,421
NMTC	Consolidation	54,063	—	47,727	—
Renewable Energy	Equity	4	—	201	—
Total		$287,654	$148,361	$197,139	$103,402
(1)All commitments will be paid by Old National by December 31, 2035.
(2)Old National’s FHTC investments were previously accounted for under the Equity method of accounting prior to the adoption of ASU 2023-02 on January 1, 2024.

The following table summarizes the amortization expense and tax benefit recognized for Old National’s qualified affordable housing projects and other tax credit investments:

(dollars in thousands)	Amortization Expense (1)	Tax Expense (Benefit) Recognized (2)
Three Months Ended September 30, 2024
LIHTC	$2,777	$(3,739)
FHTC	738	(690)
NMTC	3,076	(3,825)
Renewable Energy	—	—
Total	$6,591	$(8,254)

Three Months Ended September 30, 2023
LIHTC	$3,208	$(3,582)
FHTC	330	(399)
NMTC	2,092	(2,611)
Renewable Energy	222	—
Total	$5,852	$(6,592)

Nine Months Ended September 30, 2024
LIHTC	$8,042	$(10,813)
FHTC	2,000	(2,043)
NMTC	8,168	(10,175)
Renewable Energy	197	—
Total	$18,407	$(23,031)

Nine Months Ended September 30, 2023
LIHTC	$6,135	$(7,398)
FHTC	1,178	(1,423)
NMTC	6,275	(7,833)
Renewable Energy	714	—
Total	$14,302	$(16,654)
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

NOTE 10 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase are secured borrowings. Old National pledges investment securities to secure these borrowings. The following table presents securities sold under agreements to repurchase and related weighted-average interest rates:

	At or for the Nine Months Ended September 30,
(dollars in thousands)	2024	2023
Outstanding at period end	$244,626	$279,061
Average amount outstanding during the period	261,818	351,362
Maximum amount outstanding at any month-end during the period	319,423	430,537
Weighted-average interest rate:
During the period	1.11%	0.91%
At period end	1.09%	1.35%
At December 31, 2023, securities sold under agreements to repurchase totaled $285.2 million with a weighted-average interest rate of 3.64%.
The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At September 30, 2024
	Remaining Contractual Maturity of the Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 days	Total
Repurchase Agreements:
U.S. Treasury and agency securities	$244,626	$—	$—	$—	$244,626
Total	$244,626	$—	$—	$—	$244,626
NOTE 11 – FEDERAL HOME LOAN BANK ADVANCES
The following table summarizes Old National Bank’s FHLB advances:

(dollars in thousands)	September 30, 2024	December 31, 2023
FHLB advances (fixed rates 2.19% to 5.23% and variable rates 4.71% to 5.24%) maturing October 2024 to March 2044	$4,475,528	$4,300,528
Fair value hedge basis adjustments and unamortized prepayment fees	(4,375)	(19,847)
Total	$4,471,153	$4,280,681
FHLB advances had weighted-average rates of 3.64% at September 30, 2024 and 3.45% at December 31, 2023. FHLB advances are collateralized by designated assets that may include qualifying commercial real estate loans, residential and multifamily mortgages, home equity loans, and certain investment securities.
At September 30, 2024, total unamortized prepayment fees related to all FHLB advance debt modifications completed in prior years totaled $9.7 million, compared to $14.2 million at December 31, 2023.

Contractual maturities of FHLB advances at September 30, 2024 were as follows:

(dollars in thousands)
Due in 2024	$150,243
Due in 2025	550,285
Due in 2026	100,000
Due in 2028	650,000
Thereafter	3,025,000
Fair value hedge basis adjustments and unamortized prepayment fees	(4,375)
Total	$4,471,153
NOTE 12 – OTHER BORROWINGS
The following table summarizes Old National’s other borrowings:

(dollars in thousands)	September 30, 2024	December 31, 2023
Old National Bancorp:
Subordinated debentures (fixed rate 5.88%) maturing September 2026	$150,000	$150,000
Subordinated debentures (fixed rate 5.25%) maturing June 2030	30,000	—
Junior subordinated debentures (rates of 6.42% to 9.09%) maturing July 2031 to September 2037	136,643	136,643
Senior unsecured notes (fixed rate 4.13%) matured August 2024	—	175,000
Unamortized debt issuance costs related to senior unsecured notes	—	(91)
Other basis adjustments	14,338	18,207
Old National Bank:
Finance lease liabilities	33,598	20,955
Subordinated debentures (3-month SOFR plus 4.618%; variable rate 9.87%) maturing October 2025	12,000	12,000
Leveraged loans for NMTC (fixed rates of 1.00% to 1.43%) maturing December 2046 to June 2060	186,020	154,284
Other (1)	35,455	97,872
Total other borrowings	$598,054	$764,870
(1)Includes overnight borrowings to collateralize certain derivative positions totaling $35.4 million at September 30, 2024 and $97.6 million at December 31, 2023.
Contractual maturities of other borrowings at September 30, 2024 were as follows:

(dollars in thousands)
Due in 2024	$37,482
Due in 2025	20,165
Due in 2026	155,677
Due in 2027	4,207
Due in 2028	2,730
Thereafter	363,359
Unamortized debt issuance costs and other basis adjustments	14,434
Total	$598,054
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
The following table summarizes the terms of our outstanding junior subordinated debentures at September 30, 2024:

(dollars in thousands)				Rate at September 30, 2024
Name of Trust	Issuance Date	Issuance Amount	Rate		Maturity Date
Bridgeview Statutory Trust I	July 2001	$15,464	3-month SOFR plus 3.58%	9.09%	July 31, 2031
Bridgeview Capital Trust II	December 2002	15,464	3-month SOFR plus 3.35%	8.91%	January 7, 2033
First Midwest Capital Trust I	November 2003	37,825	6.95% fixed	6.95%	December 1, 2033
St. Joseph Capital Trust II	March 2005	5,155	3-month SOFR plus 1.75%	6.95%	March 17, 2035
Northern States Statutory Trust I	September 2005	10,310	3-month SOFR plus 1.80%	7.01%	September 15, 2035
Anchor Capital Trust III	August 2005	5,000	3-month SOFR plus 1.55%	6.42%	September 30, 2035
Great Lakes Statutory Trust II	December 2005	6,186	3-month SOFR plus 1.40%	6.61%	December 15, 2035
Home Federal Statutory Trust I	September 2006	15,464	3-month SOFR plus 1.65%	6.86%	September 15, 2036
Monroe Bancorp Capital Trust I	July 2006	3,093	3-month SOFR plus 1.60%	7.16%	October 7, 2036
Tower Capital Trust 3	December 2006	9,279	3-month SOFR plus 1.69%	6.97%	March 1, 2037
Monroe Bancorp Statutory Trust II	March 2007	5,155	3-month SOFR plus 1.60%	6.81%	June 15, 2037
Great Lakes Statutory Trust III	June 2007	8,248	3-month SOFR plus 1.70%	6.91%	September 15, 2037
Total		$136,643

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
Finance Lease Liabilities
Old National has long-term finance lease liabilities for certain banking centers and equipment totaling $33.6 million at September 30, 2024. See Note 7 to the consolidated financial statements for a maturity analysis of the Company’s finance lease liabilities.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes within each classification of AOCI, net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sale Debt Securities	Unrealized Gains and Losses on Held-to- Maturity Securities	Gains and Losses on Hedges	Defined Benefit Pension Plans	Total
Three Months Ended September 30, 2024
Balance at beginning of period	$(699,318)	$(88,986)	$(3,104)	$—	$(791,408)
Other comprehensive income (loss) before reclassifications	162,861	—	17,537	—	180,398
Amounts reclassified from AOCI to income (1)	57	3,537	3,660	—	7,254
Balance at end of period	$(536,400)	$(85,449)	$18,093	$—	$(603,756)

Three Months Ended September 30, 2023
Balance at beginning of period	$(701,393)	$(103,144)	$(4,096)	$—	$(808,633)
Other comprehensive income (loss) before reclassifications	(156,660)	—	(11,546)	—	(168,206)
Amounts reclassified from AOCI to income (1)	178	4,193	3,653	—	8,024
Balance at end of period	$(857,875)	$(98,951)	$(11,989)	$—	$(968,815)

Nine Months Ended September 30, 2024
Balance at beginning of period	$(652,518)	$(95,472)	$9,181	$—	$(738,809)
Other comprehensive income (loss) before reclassifications	116,051	—	(1,883)	—	114,168
Amounts reclassified from AOCI to income (1)	67	10,023	10,795	—	20,885
Balance at end of period	$(536,400)	$(85,449)	$18,093	$—	$(603,756)

Nine Months Ended September 30, 2023
Balance at beginning of period	$(642,346)	$(112,664)	$(31,549)	$137	$(786,422)
Other comprehensive income (loss) before reclassifications	(219,562)	1,325	34,279	—	(183,958)
Amounts reclassified from AOCI to income (1)	4,033	12,388	(14,719)	(137)	1,565
Balance at end of period	$(857,875)	$(98,951)	$(11,989)	$—	$(968,815)
(1)See table below for details about reclassifications to income.

The following table summarizes the amounts reclassified out of each component of AOCI for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
(dollars in thousands)	2024	2023
Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement of Income
Unrealized gains and losses on available-for-sale securities	$(76)	$(241)	Debt securities gains (losses), net
	19	63	Income tax (expense) benefit
	$(57)	$(178)	Net income
Amortization of unrealized losses on held-to-maturity securities transferred from available-for-sale	$(4,740)	$(5,623)	Interest income (expense)
	1,203	1,430	Income tax (expense) benefit
	$(3,537)	$(4,193)	Net income
Gains and losses on hedges Interest rate contracts	$(4,936)	$(4,927)	Interest income (expense)
	1,276	1,274	Income tax (expense) benefit
	$(3,660)	$(3,653)	Net income

Total reclassifications for the period	$(7,254)	$(8,024)	Net income
The following table summarizes the amounts reclassified out of each component of AOCI for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023
Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement of Income
Unrealized gains and losses on available-for-sale securities	$(90)	$(5,440)	Debt securities gains (losses), net
	23	1,407	Income tax (expense) benefit
	$(67)	$(4,033)	Net income
Amortization of unrealized losses on held-to-maturity securities transferred from available-for-sale	$(13,434)	$(16,574)	Interest income (expense)
	3,411	4,186	Income tax (expense) benefit
	$(10,023)	$(12,388)	Net income
Gains and losses on hedges Interest rate contracts	$(14,560)	$19,893	Interest income (expense)
	3,765	(5,174)	Income tax (expense) benefit
	$(10,795)	$14,719	Net income
Amortization of defined benefit pension items
Actuarial gains (losses)	$—	$182	Salaries and employee benefits
	—	(45)	Income tax (expense) benefit
	$—	$137	Net income

Total reclassifications for the period	$(20,885)	$(1,565)	Net income

NOTE 14 – INCOME TAXES
The following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Provision at statutory rate of 21%	$38,867	$40,358	$103,810	$122,352
Tax-exempt income:
Tax-exempt interest	(4,871)	(4,625)	(14,856)	(13,716)
Section 291/265 interest disallowance	927	675	2,768	1,593
Company-owned life insurance income	(1,089)	(743)	(2,961)	(2,315)
Tax-exempt income	(5,033)	(4,693)	(15,049)	(14,438)
State income taxes	7,485	8,163	18,965	24,856
Interim period effective rate adjustment	1,096	116	1,969	(607)
Tax credit investments - federal	(3,619)	(2,071)	(9,780)	(7,122)
Officer compensation limitation	765	1,040	3,021	3,120
Non-deductible FDIC premiums	2,462	1,949	6,241	6,096
Other, net	(743)	(558)	(159)	(1,139)
Income tax expense	$41,280	$44,304	$109,018	$133,118
Effective tax rate	22.3%	23.1%	22.1%	22.9%
Net Deferred Tax Assets
Net deferred tax assets are included in other assets on the balance sheet. At September 30, 2024, net deferred tax assets totaled $401.8 million, compared to $423.3 million at December 31, 2023. No valuation allowance was required on the Company’s deferred tax assets at September 30, 2024 or December 31, 2023.
The Company’s retained earnings at September 30, 2024 included an appropriation for acquired thrifts’ tax bad debt allowances totaling $58.6 million for which no provision for federal or state income taxes has been made. If in the future, this portion of retained earnings were distributed as a result of the liquidation of the Company or its subsidiaries, federal and state income taxes would be imposed at the then applicable rates.
Old National has federal net operating loss carryforwards totaling $67.4 million at September 30, 2024 and $63.6 million at December 31, 2023. This federal net operating loss was acquired from the acquisition of Anchor BanCorp Wisconsin Inc. in 2016, First Midwest Bancorp, Inc. in 2022, and CapStar Financial Holdings, Inc. in 2024. If not used, the federal net operating loss carryforwards will begin expiring in 2032 and later. Old National has recorded state net operating loss carryforwards totaling $108.9 million at September 30, 2024 and $116.9 million at December 31, 2023. If not used, the state net operating loss carryforwards will expire from 2027 to 2036.
The federal and recorded state net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code section 382. Old National believes that all of the federal and recorded state net operating loss carryforwards will be used prior to expiration.
NOTE 15 – DERIVATIVE FINANCIAL INSTRUMENTS
As part of our overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, collars, and floors. The notional amount does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual agreements. Derivative instruments are recognized on the balance sheet at their fair value and are not reported on a net basis.
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
Cash Flow Hedges
Interest rate swaps of certain borrowings were designated as cash flow hedges totaling $150.0 million notional amount at both September 30, 2024 and December 31, 2023. Interest rate swaps, collars, and floors related to variable-rate commercial loan pools were designated as cash flow hedges totaling $1.8 billion notional amount at September 30, 2024 and $1.6 billion notional amount at December 31, 2023. The hedges were determined to be effective during all periods presented and we expect them to remain effective during the remaining terms.
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
Fair Value Hedges
Interest rate swaps of certain borrowings were designated as fair value hedges totaling $1.1 billion notional amount at September 30, 2024 and $900.0 million notional amount at December 31, 2023. Interest rate swaps of certain available-for-sale investment securities were designated as fair value hedges totaling $998.1 million notional amount at both September 30, 2024 and December 31, 2023. The hedges were determined to be effective during all periods presented and we expect them to remain effective during the remaining terms.
The following table summarizes Old National’s derivatives designated as hedges:

	September 30, 2024			December 31, 2023
		Fair Value			Fair Value
(dollars in thousands)	Notional	Assets (1)	Liabilities (2)	Notional	Assets (1)	Liabilities (2)
Cash flow hedges
Interest rate swaps, collars, and floors on loan pools	$1,800,000	$18,627	$3,876	$1,600,000	$10,472	$6,014
Interest rate swaps on borrowings (3)	150,000	—	—	150,000	—	—
Fair value hedges
Interest rate swaps on investment securities (3)	998,107	—	—	998,107	—	—
Interest rate swaps on borrowings (3)	1,100,000	7,690	—	900,000	—	—
Total		$26,317	$3,876		$10,472	$6,014

(1)Derivative assets are included in other assets on the balance sheet.
(2)Derivative liabilities are included in other liabilities on the balance sheet.
(3)The fair values of certain counterparty interest rate swaps are zero due to the settlement of centrally cleared variation margin rules.

The effect of derivative instruments in fair value hedging relationships on the consolidated statements of income were as follows:

(dollars in thousands)					Gain (Loss) Recognized in Income on Related Hedged Items
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Hedged Items in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in in Income on Related Hedged Item
Three Months Ended September 30, 2024
Interest rate contracts	Interest income/(expense)	$24,495	Fixed-rate debt	Interest income/(expense)	$(24,645)
Interest rate contracts	Interest income/(expense)	(44,845)	Fixed-rate investment securities	Interest income/(expense)	45,167
Total		$(20,350)			$20,522

Three Months Ended September 30, 2023
Interest rate contracts	Interest income/(expense)	$(9,553)	Fixed-rate debt	Interest income/(expense)	$9,566
Interest rate contracts	Interest income/(expense)	45,537	Fixed-rate investment securities	Interest income/(expense)	(46,055)
Total		$35,984			$(36,489)

Nine Months Ended September 30, 2024
Interest rate contracts	Interest income/(expense)	$10,207	Fixed-rate debt	Interest income/(expense)	$(10,246)
Interest rate contracts	Interest income/(expense)	(16,161)	Fixed-rate investment securities	Interest income/(expense)	16,454
Total		$(5,954)			$6,208

Nine Months Ended September 30, 2023
Interest rate contracts	Interest income/(expense)	$(18,500)	Fixed-rate debt	Interest income/(expense)	$18,303
Interest rate contracts	Interest income/(expense)	7,268	Fixed-rate investment securities	Interest income/(expense)	(7,671)
Total		$(11,232)			$10,632

The effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income were as follows:

		Three Months Ended September 30,		Three Months Ended September 30,
(dollars in thousands)		2024	2023	2024	2023
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	Interest income/(expense)	$23,654	$(15,574)	$(5,970)	$(5,960)
		Nine Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	Interest income/(expense)	$(2,540)	$4,302	$(17,661)	$17,481
Amounts reported in AOCI related to cash flow hedges will be reclassified to interest income or interest expense as interest payments are received or paid on Old National’s derivative instruments. During the next 12 months, we estimate that $6.1 million will be reclassified to interest income and $15.8 million will be reclassified to interest expense.
Derivatives Not Designated as Hedges
Commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. These derivative contracts do not qualify for hedge accounting. At September 30, 2024, the notional amounts of the interest rate lock commitments were $110.6 million and forward commitments were $154.3 million. At December 31, 2023, the notional amounts of the interest rate lock commitments were $25.2 million and forward commitments were $39.5 million. It is our practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans.
Old National also enters into derivative instruments for the benefit of its clients. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $6.2 billion at September 30, 2024 and $6.0 billion at December 31, 2023. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps and collars. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of clients by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.
Old National enters into derivative financial instruments as part of its foreign currency risk management strategies. These derivative instruments consist of foreign currency forward contracts to accommodate the business needs of its clients. Old National does not designate these foreign currency forward contracts for hedge accounting treatment.
The following table summarizes Old National’s derivatives not designated as hedges:

	September 30, 2024			December 31, 2023
		Fair Value			Fair Value
(dollars in thousands)	Notional	Assets (1)	Liabilities (2)	Notional	Assets (1)	Liabilities (2)
Interest rate lock commitments	$110,582	$483	$—	$25,151	$291	$—
Forward mortgage loan contracts	154,287	—	19	39,529	—	566
Customer interest rate swaps	6,246,316	60,609	147,190	5,954,216	33,182	228,750
Counterparty interest rate swaps (3)	6,246,316	76,075	60,896	5,954,216	121,969	33,346
Customer foreign currency contracts	7,221	74	24	12,455	320	59
Counterparty foreign currency contracts	7,130	28	37	12,308	68	181
Total		$137,269	$208,166		$155,830	$262,902

(1)Derivative assets are included in other assets on the balance sheet.
(2)Derivative liabilities are included in other liabilities on the balance sheet.
(3)The fair values of certain counterparty interest rate swaps are zero due to the settlement of centrally cleared variation margin rules.

The effect of derivatives not designated as hedging instruments on the consolidated statements of income were as follows:

		Three Months Ended September 30,
(dollars in thousands)		2024	2023
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Other income/(expense)	$(89)	$426
Mortgage contracts	Mortgage banking revenue	114	391
Foreign currency contracts	Other income/(expense)	(27)	(3)
Total		$(2)	$814

		Nine Months Ended September 30,
		2024	2023
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Other income/(expense)	$319	$1,125
Mortgage contracts	Mortgage banking revenue	158	760
Foreign currency contracts	Other income/(expense)	(108)	(16)
Total		$369	$1,869
(1)Includes the valuation differences between the customer and offsetting swaps.
Fair Value of Offsetting Derivatives
Certain derivative instruments are subject to master netting agreements with counterparties that provide rights of setoff. The Company records these transactions at their gross fair values and does not offset derivative assets and liabilities in the Consolidated Balance Sheet. The following table presents the fair value of the Company’s derivatives and offsetting positions:

	September 30, 2024		December 31, 2023
(dollars in thousands)	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$163,586	$212,042	$166,302	$268,916
Less: amounts offset in the Consolidated Balance Sheet	—	—	—	—
Net amount presented in the Consolidated Balance Sheet	163,586	212,042	166,302	268,916
Gross amounts not offset in the Consolidated Balance Sheet
Offsetting derivative positions	(64,772)	(64,772)	(39,360)	(39,360)
Cash collateral pledged	—	(35,589)	—	(97,840)
Net credit exposure	$98,814	$111,681	$126,942	$131,716
NOTE 16 – COMMITMENTS, CONTINGENCIES, AND FINANCIAL GUARANTEES
Litigation
At September 30, 2024, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company’s management does not expect that any potential liabilities arising from pending litigation will have a material adverse effect on the Company’s business, financial position, or results of operations.
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
The following table summarizes Old National Bank’s unfunded loan commitments and standby letters of credit:

(dollars in thousands)	September 30, 2024	December 31, 2023
Unfunded loan commitments	$8,822,027	$8,912,587
Standby letters of credit (1)	197,379	192,237
(1)Notional amount, which represents the maximum amount of future funding requirements. The carrying value was $1.7 million at September 30, 2024 and $1.3 million at December 31, 2023.
At September 30, 2024, approximately 4% of the unfunded loan commitments had fixed rates, with the remainder having floating rates ranging from 0.00% to 21.99%. The allowance for unfunded loan commitments totaled $25.1 million at September 30, 2024 and $31.2 million at December 31, 2023.
Old National is a party in risk participation transactions of interest rate swaps, which had total notional amounts of $696.7 million at September 30, 2024 and $557.8 million at December 31, 2023.
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

Recurring Basis
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at September 30, 2024 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$89,249	$89,249	$—	$—
Investment securities available-for-sale:
U.S. Treasury	210,278	210,278	—	—
U.S. government-sponsored entities and agencies	1,294,278	—	1,294,278	—
Mortgage-backed securities - Agency	5,101,056	—	5,101,056	—
States and political subdivisions	511,565	—	511,565	—
Pooled trust preferred securities	11,157	—	11,157	—
Other securities	304,106	—	304,106	—
Loans held-for-sale	62,376	—	62,376	—
Derivative assets	163,586	—	163,586	—
Financial Liabilities
Derivative liabilities	212,042	—	212,042	—

		Fair Value Measurements at December 31, 2023 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$80,372	$80,372	$—	$—
Investment securities available-for-sale:
U.S. Treasury	396,733	396,733	—	—
U.S. government-sponsored entities and agencies	1,231,264	—	1,231,264	—
Mortgage-backed securities - Agency	4,216,560	—	4,216,560	—
States and political subdivisions	535,260	—	535,260	—
Pooled trust preferred securities	11,337	—	11,337	—
Other securities	321,901	—	321,901	—
Loans held-for-sale	32,006	—	32,006	—
Derivative assets	166,302	—	166,302	—
Financial Liabilities
Derivative liabilities	268,916	—	268,916	—
Non-Recurring Basis
Assets measured at fair value at September 30, 2024 on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2024 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Loans:
Commercial loans	$32,051	$—	$—	$32,051
Commercial real estate loans	147,158	—	—	147,158
Foreclosed Assets:
Commercial	1,075	—	—	1,075
Residential	244	—	—	244

Commercial and commercial real estate loans that are deemed collateral dependent are valued using the discounted cash flows. The liquidation amounts are based on the fair value of the underlying collateral using the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral. These commercial and commercial real estate loans had a principal amount of $228.8 million, with a valuation allowance of $49.6 million at September 30, 2024. Old National recorded provision expense associated with these loans totaling $19.4 million and $33.2 million for the three and nine months ended September 30, 2024, respectively, compared to $2.1 million and $21.9 million for the three and nine months ended September 30, 2023, respectively.
Other real estate owned and other repossessed property is measured at fair value less costs to sell on a non-recurring basis and had a net carrying amount of $1.3 million at September 30, 2024. There were write-downs on other real estate owned totaling $0.1 million and $0.5 million for the three and nine months ended September 30, 2024, respectively, compared to $26 thousand and $0.1 million for the three and nine months ended September 30, 2023, respectively.
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
At December 31, 2023, commercial and commercial real estate loans that are deemed collateral dependent had a principal amount of $134.3 million, with a valuation allowance of $27.9 million. Net carrying amount of other real estate owned and other repossessed property totaled $1.7 million at December 31, 2023.
The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
September 30, 2024
Collateral Dependent Loans
Commercial loans	$32,051	Discounted	Discount for type of property,	9% - 50% (26%)
		cash flow	age of appraisal, and current status
Commercial real estate loans	147,158	Discounted	Discount for type of property,	0% - 32% (15%)
		cash flow	age of appraisal, and current status
Foreclosed Assets
Commercial real estate	1,075	Fair value of	Discount for type of property,	28% - 56% (32%)
		collateral	age of appraisal, and current status
Residential (2)	244	Fair value of	Discount for type of property,	24%
		collateral	age of appraisal, and current status
December 31, 2023
Collateral Dependent Loans
Commercial loans	$11,017	Discounted	Discount for type of property,	5% - 37% (27%)
		cash flow	age of appraisal, and current status
Commercial real estate loans	95,457	Discounted	Discount for type of property,	2% - 38% (16%)
		cash flow	age of appraisal, and current status
Foreclosed Assets
Commercial real estate	1,669	Fair value of	Discount for type of property,	4% - 8% (4%)
		collateral	age of appraisal, and current status
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)There was only one foreclosed residential real estate property at September 30, 2024 with write-downs during the nine months ended September 30, 2024, so no range or weighted average is reported.

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
Loans Held-For-Sale
Old National has elected the fair value option for loans held-for-sale. For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status). None of these loans are 90 days or more past due, nor are any on nonaccrual status. Interest income for loans held-for-sale is included in the income statement totaling $0.7 million for three months ended September 30, 2024 and $1.5 million for the nine months ended September 30, 2024, compared to $0.4 million and $0.9 million for the three and nine months ended September 30, 2023, respectively.
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
The difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was as follows:

(dollars in thousands)	Aggregate Fair Value	Difference	Contractual Principal
September 30, 2024
Loans held-for-sale	$62,376	$1,343	$61,033
December 31, 2023
Loans held-for-sale	$32,006	$621	$31,385
Accrued interest at period end is included in the fair value of the instruments.
The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value:

(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Three Months Ended September 30, 2024
Loans held-for-sale	$809	$7	$—	$816

Three Months Ended September 30, 2023
Loans held-for-sale	$(327)	$12	$—	$(315)

Nine Months Ended September 30, 2024
Loans held-for-sale	$712	$13	$(5)	$720

Nine Months Ended September 30, 2023
Loans held-for-sale	$(151)	$2	$—	$(149)

Financial Instruments Not Carried at Fair Value
The carrying amounts and estimated fair values of financial instruments not carried at fair value were as follows:

		Fair Value Measurements at September 30, 2024 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$1,191,570	$1,191,570	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	831,160	—	700,473	—
Mortgage-backed securities - Agency	984,770	—	854,316	—
State and political subdivisions	1,153,413	—	1,049,266	—
Loans, net:
Commercial	10,269,767	—	—	10,126,433
Commercial real estate	16,150,111	—	—	15,781,629
Residential real estate	6,736,408	—	—	6,170,208
Consumer credit	2,863,517	—	—	2,888,346
Accrued interest receivable	225,624	1,161	49,628	174,835
Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$9,429,285	$9,429,285	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	24,260,467	24,260,467	—	—
Time deposits	7,155,994	—	7,112,642	—
Federal funds purchased and interbank borrowings	135,263	135,263	—	—
Securities sold under agreements to repurchase	244,626	244,626	—	—
FHLB advances	4,471,153	—	4,502,601	—
Other borrowings	598,054	—	599,539	—
Accrued interest payable	65,836	—	65,836	—
Standby letters of credit	1,727	—	—	1,727

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$4,105

		Fair Value Measurements at December 31, 2023 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$1,175,058	$1,175,058	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	825,953	—	671,126	—
Mortgage-backed securities - Agency	1,029,131	—	881,994	—
State and political subdivisions	1,158,409	—	1,048,068	—
Loans, net:
Commercial	9,392,267	—	—	9,258,193
Commercial real estate	13,984,273	—	—	13,640,868
Residential real estate	6,678,606	—	—	5,579,999
Consumer credit	2,629,171	—	—	2,555,121
Accrued interest receivable	225,159	859	54,465	169,835
Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$9,664,247	$9,664,247	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	21,991,789	21,991,789	—	—
Time deposits	5,579,144	—	5,552,538	—
Federal funds purchased and interbank borrowings	390	390	—	—
Securities sold under agreements to repurchase	285,206	285,206	—	—
FHLB advances	4,280,681	—	4,090,954	—
Other borrowings	764,870	—	755,592	—
Accrued interest payable	57,094	—	57,094	—
Standby letters of credit	1,318	—	—	1,318

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$3,839
The methods utilized to measure the fair value of financial instruments at September 30, 2024 and December 31, 2023 represent an approximation of exit price, however, an actual exit price may differ.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is an analysis and discussion of our results of operations for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, and financial condition as of September 30, 2024 compared to December 31, 2023. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes, as well as our 2023 Annual Report on Form 10-K.
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

FINANCIAL HIGHLIGHTS
The following table sets forth certain financial highlights of Old National for the previous five quarters:

	Three Months Ended
(dollars and shares in thousands, except per share data)	September 30,	June 30,	March 31,	December 31,	September 30,
	2024	2024	2024	2023	2023
Income Statement:
Net interest income	$391,724	$388,421	$356,458	$364,408	$375,086
Taxable equivalent adjustment (1) (3)	6,144	6,340	6,253	6,100	5,837
Net interest income - taxable equivalent basis (3)	397,868	394,761	362,711	370,508	380,923
Provision for credit losses	28,497	36,214	18,891	11,595	19,068
Noninterest income	94,138	87,271	77,522	100,094	80,938
Noninterest expense	272,283	282,999	262,317	284,235	244,776
Net income available to common shareholders	139,768	117,196	116,250	128,446	143,842
Per Common Share Data:
Weighted average diluted common shares	317,331	316,461	292,207	292,029	291,717
Net income (diluted)	$0.44	$0.37	$0.40	$0.44	$0.49
Cash dividends	0.14	0.14	0.14	0.14	0.14
Common dividend payout ratio (2)	32%	38%	35%	32%	29%
Book value	$19.20	$18.28	$18.24	$18.18	$17.07
Stock price	18.66	17.19	17.41	16.89	14.54
Tangible common book value (3)	11.97	11.05	11.10	11.00	9.87
Performance Ratios:
Return on average assets	1.08%	0.92%	0.98%	1.09%	1.22%
Return on average common equity	9.40	8.17	8.74	10.20	11.39
Return on average tangible common equity (3)	15.96	14.07	14.93	18.11	20.18
Net interest margin (3)	3.32	3.33	3.28	3.39	3.49
Efficiency ratio (3)	53.83	57.17	58.34	59.05	51.66
Net charge-offs (recoveries) to average loans	0.19	0.16	0.14	0.12	0.24
Allowance for credit losses on loans to ending loans	1.05	1.01	0.95	0.93	0.93
Allowance for credit losses (4) to ending loans	1.12	1.08	1.03	1.03	1.03
Non-performing loans to ending loans	1.22	0.94	0.98	0.83	0.80
Balance Sheet:
Total loans	$36,400,643	$36,150,513	$33,623,319	$32,991,927	$32,577,834
Total assets	53,602,293	53,119,645	49,534,918	49,089,836	49,059,448
Total deposits	40,845,746	39,999,228	37,699,418	37,235,180	37,252,676
Total borrowed funds	5,449,096	6,085,204	5,331,161	5,331,147	5,556,010
Total shareholders’ equity	6,367,298	6,075,072	5,595,408	5,562,900	5,239,537
Capital Ratios:
Risk-based capital ratios:
Tier 1 common equity	11.00%	10.73%	10.76%	10.70%	10.41%
Tier 1	11.60	11.33	11.40	11.35	11.06
Total	12.94	12.71	12.74	12.64	12.32
Leverage ratio (to average assets)	9.05	8.90	8.96	8.83	8.70
Total equity to assets (averages)	11.60	11.31	11.32	10.81	10.88
Tangible common equity to tangible assets (3)	7.44	6.94	6.86	6.85	6.15
Nonfinancial Data:
Full-time equivalent employees	4,105	4,267	3,955	3,940	3,981
Banking centers	280	280	258	258	257
(1)Calculated using the federal statutory tax rate in effect of 21% for all periods.
(2)Cash dividends per common share divided by net income per common share (basic).
(3)Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.
(4)Includes the allowance for credit losses on loans and unfunded loan commitments.

The following table sets forth certain financial highlights of Old National for the year-to-date periods:

	Nine Months Ended September 30,
(dollars and shares in thousands, except per share data)	2024	2023
Income Statement:
Net interest income	$1,136,603	$1,138,745
Taxable equivalent adjustment (1) (3)	18,737	17,328
Net interest income - taxable equivalent basis (3)	1,155,340	1,156,073
Provision for credit losses	83,602	47,292
Noninterest income	258,931	233,248
Noninterest expense	817,599	742,071
Net income available to common shareholders	373,214	437,411
Per Common Share Data:
Weighted average diluted common shares	308,605	291,809
Net income (diluted)	$1.21	$1.50
Cash dividends	0.42	0.42
Common dividend payout ratio (2)	35%	28%
Book value	$19.20	$17.07
Stock price	18.66	14.54
Tangible common book value (3)	11.97	9.87
Performance Ratios:
Return on average assets	0.99%	1.25%
Return on average common equity	8.78	11.66
Return on average tangible common equity (3)	15.00	20.85
Net interest margin (3)	3.31	3.59
Efficiency ratio (3)	56.37	51.89
Net charge-offs (recoveries) to average loans	0.16	0.19
Allowance for credit losses on loans to ending loans	1.05	0.93
Allowance for credit losses (4) to ending loans	1.12	1.03
Non-performing loans to ending loans	1.22	0.80
Balance Sheet:
Total loans	$36,400,643	$32,577,834
Total assets	53,602,293	49,059,448
Total deposits	40,845,746	37,252,676
Total borrowed funds	5,449,096	5,556,010
Total shareholders’ equity	6,367,298	5,239,537
Capital Ratios:
Risk-based capital ratios:
Tier 1 common equity	11.00%	10.41%
Tier 1	11.60	11.06
Total	12.94	12.32
Leverage ratio (to average assets)	9.05	8.70
Total equity to assets (averages)	11.41	10.95
Tangible common equity to tangible assets (3)	7.44	6.15
Nonfinancial Data:
Full-time equivalent employees	4,105	3,981
Banking centers	280	257
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
The Company presents net income per common share and net income applicable to common shares, adjusted for certain notable items. These items include merger-related charges associated with completed and pending acquisitions, separation expense, debt securities gains/losses, CECL Day 1 non-PCD provision expense, distribution of excess pension assets expense, FDIC special assessment expense, gain on sale of Visa Class B restricted shares, contract termination charges, expenses related to the tragic April 10, 2023 event at our downtown Louisville location (“Louisville expenses”), and property optimization charges. Management believes excluding these items from net income per common share and net income applicable to common shares may be useful in assessing the Company's underlying operational performance since these items do not pertain to its core business operations and their exclusion may facilitate better comparability between periods. Management believes that excluding merger-related charges from these metrics may be useful to the Company, as well as analysts and investors, since these expenses can vary significantly based on the size, type, and structure of each acquisition. Additionally, management believes excluding these items from these metrics may enhance comparability for peer comparison purposes.
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

The following table presents GAAP to non-GAAP reconciliations for the previous five quarters:

	Three Months Ended
(dollars and shares in thousands, except per share data)	September 30,	June 30,	March 31,	December 31,	September 30,
	2024	2024	2024	2023	2023
Net income per common share:
Net income applicable to common shares	$139,768	$117,196	$116,250	$128,446	$143,842
Adjustments:
Merger-related charges	6,860	19,440	2,908	5,529	6,257
Separation expense	2,646	—	—	—	—
Debt securities (gains) losses	76	(2)	16	825	241
CECL Day 1 non-PCD provision expense	—	15,312	—	—	—
Distribution of excess pension assets expense	—	—	13,318	—	—
FDIC special assessment	—	—	2,994	19,052	—
Gain on sale of Visa Class B restricted shares	—	—	—	(21,635)	—
Contract termination charge	—	—	—	4,413	—
Less: tax effect on net total adjustments (2)	(2,134)	(7,888)	(4,695)	(1,988)	(1,082)
Net income applicable to common shares, adjusted (1)	$147,216	$144,058	$130,791	$134,642	$149,258
Weighted average diluted common shares outstanding	317,331	316,461	292,207	292,029	291,717
Net income per common share, diluted	$0.44	$0.37	$0.40	$0.44	$0.49
Adjusted net income per common share, diluted (1)	$0.46	$0.46	$0.45	$0.46	$0.51
Tangible common book value:
Shareholders’ common equity	$6,123,579	$5,831,353	$5,351,689	$5,319,181	$4,995,818
Deduct: Goodwill and intangible assets	2,305,084	2,306,204	2,095,511	2,100,966	2,106,835
Tangible shareholders’ common equity (1)	$3,818,495	$3,525,149	$3,256,178	$3,218,215	$2,888,983
Period end common shares	318,955	318,969	293,330	292,655	292,586
Tangible common book value (1)	11.97	11.05	11.10	11.00	9.87
Return on average tangible common equity:
Net income applicable to common shares	$139,768	$117,196	$116,250	$128,446	$143,842
Add: Intangible amortization (net of tax) (2)	5,558	5,569	4,091	4,402	4,530
Tangible net income (1)	$145,326	$122,765	$120,341	$132,848	$148,372
Average shareholders’ common equity	$5,946,352	$5,735,257	$5,321,823	$5,037,768	$5,050,353
Deduct: Average goodwill and intangible assets	2,304,597	2,245,405	2,098,338	2,103,935	2,109,944
Average tangible shareholders’ common equity (1)	$3,641,755	$3,489,852	$3,223,485	$2,933,833	$2,940,409
Return on average tangible common equity (1)	15.96%	14.07%	14.93%	18.11%	20.18%
Net interest margin:
Net interest income	$391,724	$388,421	$356,458	$364,408	$375,086
Taxable equivalent adjustment	6,144	6,340	6,253	6,100	5,837
Net interest income - taxable equivalent basis (1)	$397,868	$394,761	$362,711	$370,508	$380,923
Average earning assets	$47,905,463	$47,406,849	$44,175,079	$43,701,283	$43,617,456
Net interest margin (1)	3.32%	3.33%	3.28%	3.39%	3.49%
Efficiency ratio:
Noninterest expense	$272,283	$282,999	$262,317	$284,235	$244,776
Deduct: Intangible amortization expense	7,411	7,425	5,455	5,869	6,040
Adjusted noninterest expense (1)	$264,872	$275,574	$256,862	$278,366	$238,736
Net interest income - taxable equivalent basis (1) (see above)	$397,868	$394,761	$362,711	$370,508	$380,923
Noninterest income	94,138	87,271	77,522	100,094	80,938
Deduct: Debt securities gains (losses), net	(76)	2	(16)	(825)	(241)
Adjusted total revenue (1)	$492,082	$482,030	$440,249	$471,427	$462,102
Efficiency ratio (1)	53.83%	57.17%	58.34%	59.05%	51.66%
Tangible common equity to tangible assets:
Tangible shareholders’ equity (1) (see above)	$3,818,495	$3,525,149	$3,256,178	$3,218,215	$2,888,983
Assets	$53,602,293	$53,119,645	$49,534,918	$49,089,836	$49,059,448
Deduct: Goodwill and intangible assets	2,305,084	2,306,204	2,095,511	2,100,966	2,106,835
Tangible assets (1)	$51,297,209	$50,813,441	$47,439,407	$46,988,870	$46,952,613
Tangible common equity to tangible assets (1)	7.44%	6.94%	6.86%	6.85%	6.15%
(1)Represents a non-GAAP financial measure.
(2)Calculated using management’s estimate of the annual fully taxable equivalent income tax rates (federal and state).

The following table presents GAAP to non-GAAP reconciliations for the year-to-date periods:

	Nine Months Ended September 30,
(dollars and shares in thousands, except per share data)	2024	2023
Net income per common share:
Net income applicable to common shares	$373,214	$437,411
Adjustments:
Merger-related charges	29,208	23,187
Separation expense	2,646	—
Debt securities (gains) losses	90	5,440
CECL Day 1 non-PCD provision expense	15,312	—
Distribution of excess pension assets expense	13,318	—
FDIC special assessment	2,994	—
Louisville expenses	—	3,361
Property optimization charges	—	1,559
Less: tax effect on net total adjustments (2)	(14,717)	(6,373)
Net income applicable to common shares, adjusted (1)	$422,065	$464,585
Weighted average diluted common shares outstanding	308,605	291,809
Net income per common share, diluted	$1.21	$1.50
Adjusted net income per common share, diluted (1)	$1.37	$1.59
Tangible common book value:
Shareholders’ common equity	$6,123,579	$4,995,818
Deduct: Goodwill and intangible assets	2,305,084	2,106,835
Tangible shareholders’ common equity (1)	$3,818,495	$2,888,983
Period end common shares	318,955	292,586
Tangible common book value (1)	11.97	9.87
Return on average tangible common equity:
Net income applicable to common shares	$373,214	$437,411
Add: Intangible amortization (net of tax) (2)	15,218	13,714
Tangible net income (1)	$388,432	$451,125
Average shareholders’ common equity	$5,668,827	$5,001,437
Deduct: Average goodwill and intangible assets	2,216,437	2,115,953
Average tangible shareholders’ common equity (1)	$3,452,390	$2,885,484
Return on average tangible common equity (1)	15.00%	20.85%
Net interest margin:
Net interest income	$1,136,603	$1,138,745
Taxable equivalent adjustment	18,737	17,328
Net interest income - taxable equivalent basis (1)	$1,155,340	$1,156,073
Average earning assets	$46,500,942	$42,891,660
Net interest margin (1)	3.31%	3.59%
Efficiency ratio:
Noninterest expense	$817,599	$742,071
Deduct: Intangible amortization expense	20,291	18,286
Adjusted noninterest expense (1)	$797,308	$723,785
Net interest income - taxable equivalent basis (1) (see above)	$1,155,340	$1,156,073
Noninterest income	258,931	233,248
Deduct: Debt securities gains (losses), net	(90)	(5,440)
Adjusted total revenue (1)	$1,414,361	$1,394,761
Efficiency ratio (1)	56.37%	51.89%
Tangible common equity to tangible assets:
Tangible shareholders’ equity (1) (see above)	$3,818,495	$2,888,983
Assets	$53,602,293	$49,059,448
Deduct: Goodwill and intangible assets	2,305,084	2,106,835
Tangible assets (1)	$51,297,209	$46,952,613
Tangible common equity to tangible assets (1)	7.44%	6.15%
(1)Represents a non-GAAP financial measure.
(2)Calculated using management’s estimate of the annual fully taxable equivalent income tax rates (federal and state).

EXECUTIVE SUMMARY
Old National is the sixth largest commercial bank headquartered in the Midwest by asset size and ranks among the top 30 banking companies headquartered in the United States with consolidated assets of approximately $54 billion at September 30, 2024. The Company’s corporate headquarters and principal executive office is located in Evansville, Indiana with commercial and consumer banking operations headquartered in Chicago, Illinois. Through our wholly-owned banking subsidiary and non-bank affiliates, we provide a wide range of services primarily throughout the Midwest and Southeast regions of the United States. In addition to providing extensive services in consumer and commercial banking, Old National offers comprehensive wealth management and capital markets services.
Net income applicable to common shares for the third quarter of 2024 was $139.8 million, or $0.44 per diluted common share, compared to $117.2 million, or $0.37 per diluted common share, for the second quarter of 2024.
Results for the third quarter of 2024 were impacted by $6.9 million in pre-tax merger-related expenses primarily related to the April 1, 2024 acquisition of CapStar and $2.6 million of separation expense associated with a mutual separation agreement with a former executive. Results for the second quarter of 2024 were impacted by $19.4 million of merger-related expenses and $15.3 million of CECL Day 1 non-PCD provision expense related to the allowance for credit losses established on acquired non-PCD loans. Excluding these items, net income applicable to common shares for the third quarter of 2024 was $147.2 million, or $0.46 per diluted common share on an adjusted basis1, compared to $144.1 million, or $0.46 per diluted common share on an adjusted basis1, for the second quarter of 2024.
Our results for the third quarter of 2024 reflected growth in total loans and deposits, increased net interest income and noninterest income, resilient credit quality, and disciplined expense management.
Deposits:  Period-end total deposits increased $846.5 million, or 8.5% annualized, to $40.8 billion at September 30, 2024 compared to June 30, 2024.
Loans:  Our loan balances, excluding loans held-for-sale, increased $250.1 million, or 2.8% annualized, to $36.4 billion at September 30, 2024 compared to June 30, 2024.
Net Interest Income: Net interest income increased $3.3 million to $391.7 million compared to the second quarter of 2024 driven by loan growth as well as higher asset yields and accretion, partly offset by higher funding costs.
Provision for Credit Losses:  Provision for credit losses was $28.5 million compared to $36.2 million, or $20.9 million excluding $15.3 million of CECL Day 1 non-PCD provision expense related to the allowance for credit losses established on acquired non-PCD loans in the CapStar transaction in the second quarter of 2024.
Noninterest Income:  Noninterest income increased $6.9 million to $94.1 million compared to the second quarter of 2024 reflecting higher service charges, mortgage fees, capital markets income, and other income.
Noninterest Expense:  Noninterest expense decreased $10.7 million compared to the second quarter of 2024.  For the third quarter of 2024, noninterest expense included $6.9 million of pre-tax merger-related expenses and $2.6 million of separation expense associated with a mutual separation agreement with a former executive compared to $19.4 million of merger-related expenses in the second quarter of 2024. Excluding these expenses, noninterest expense was $262.8 million for the third quarter of 2024, consistent with $263.6 million for the second quarter of 2024.

(1)Represents a non-GAAP financial measure. Refer to “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.

CAPSTAR TRANSACTION
On April 1, 2024, Old National completed its acquisition of CapStar, and its wholly-owned subsidiary, CapStar Bank. This partnership strengthens Old National’s Nashville, Tennessee presence and adds several new high-growth markets. At closing, CapStar had approximately $3.1 billion of total assets, $2.1 billion of total loans, and $2.6 billion of deposits. The consideration paid totaled $417.6 million and consisted of 24.0 million shares of Old National common stock. All system conversions related to the transaction were completed in early July 2024.
RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National:

(dollars in thousands, except per share data)	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2023		2024	2023
Income Statement Summary:
Net interest income	$391,724	$375,086	4.4%	$1,136,603	$1,138,745	(0.2)%
Provision for credit losses	28,497	19,068	49.4	83,602	47,292	76.8
Noninterest income	94,138	80,938	16.3	258,931	233,248	11.0
Noninterest expense	272,283	244,776	11.2	817,599	742,071	10.2
Net income applicable to common shareholders	139,768	143,842	(2.8)	373,214	437,411	(14.7)
Net income per common share - diluted	0.44	0.49	(10.2)	1.21	1.50	(19.3)
Other Data:
Return on average common equity	9.40%	11.39%		8.78%	11.66%
Return on average tangible common equity (1)	15.96	20.18		15.00	20.85
Efficiency ratio (1)	53.83	51.66		56.37	51.89
Tier 1 leverage ratio	9.05	8.70		9.05	8.70
Net charge-offs (recoveries) to average loans	0.19	0.24		0.16	0.19
(1)Represents a non-GAAP financial measure. Refer to “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.
Net Interest Income
Net interest income is the most significant component of our earnings, comprising 81% of revenues for the nine months ended September 30, 2024. Net interest income and net interest margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of interest-earning assets and interest-bearing liabilities.
The Federal Reserve decreased its interest rates during the third quarter of 2024. The Federal Reserve’s Federal Funds Rate is currently in a target range of 4.75% to 5.00%, with the Effective Federal Funds Rate of 4.83% at September 30, 2024 compared to 5.33% at September 30, 2023. Management actively takes balance sheet restructuring, derivative, and deposit pricing actions to help mitigate interest rate risk. See the section of this Item 7 titled “Market Risk” for additional information regarding this risk.
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

(Tax equivalent basis, dollars in thousands)	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
Earning Assets	Average Balance	Income (1)/ Expense	Yield/ Rate	Average Balance	Income (1)/ Expense	Yield/ Rate
Money market and other interest-earning investments	$904,176	$11,696	5.15%	$980,813	$13,194	5.34%
Investment securities:
Treasury and government sponsored agencies	2,255,629	21,851	3.87%	2,376,864	23,037	3.88%
Mortgage-backed securities	5,977,058	48,425	3.24%	5,079,091	33,237	2.62%
States and political subdivisions	1,668,454	14,042	3.37%	1,737,037	14,220	3.27%
Other securities	785,107	12,547	6.39%	793,196	10,127	5.11%
Total investment securities	10,686,248	96,865	3.63%	9,986,188	80,621	3.23%
Loans: (2)
Commercial	10,373,340	183,878	7.09%	9,612,102	163,869	6.82%
Commercial real estate	16,216,842	274,832	6.78%	13,711,156	219,575	6.41%
Residential real estate loans	6,833,597	67,084	3.93%	6,712,269	62,775	3.74%
Consumer	2,891,260	51,714	7.12%	2,614,928	42,322	6.42%
Total loans	36,315,039	577,508	6.36%	32,650,455	488,541	5.98%
Total earning assets	47,905,463	$686,069	5.73%	43,617,456	$582,356	5.34%
Deduct: Allowance for credit losses on loans	(366,667)			(300,071)
Non-Earning Assets
Cash and due from banks	413,583			382,755
Other assets	5,394,032			4,960,383
Total assets	$53,346,411			$48,660,523

Interest-Bearing Liabilities
Checking and NOW	$7,551,264	$29,344	1.55%	$7,515,439	$25,531	1.35%
Savings	4,860,161	5,184	0.42%	5,414,775	4,268	0.31%
Money market	11,064,433	106,148	3.82%	7,979,999	65,549	3.26%
Time deposits, excluding brokered deposits	5,928,241	64,435	4.32%	4,229,692	37,110	3.48%
Brokered deposits	1,829,218	24,616	5.35%	1,183,228	14,970	5.02%
Total interest-bearing deposits	31,233,317	229,727	2.93%	26,323,133	147,428	2.22%
Federal funds purchased and interbank borrowings	14,549	292	7.98%	62,921	910	5.74%
Securities sold under agreements to repurchase	239,524	612	1.02%	302,305	710	0.93%
FHLB advances	4,572,046	47,719	4.15%	4,537,250	40,382	3.53%
Other borrowings	754,544	9,851	5.19%	841,307	12,003	5.66%
Total borrowed funds	5,580,663	58,474	4.17%	5,743,783	54,005	3.73%
Total interest-bearing liabilities	$36,813,980	$288,201	3.11%	$32,066,916	$201,433	2.49%

Noninterest-Bearing Liabilities and Shareholders’ Equity
Demand deposits	$9,371,698			$10,338,267
Other liabilities	970,662			961,268
Shareholders’ equity	6,190,071			5,294,072
Total liabilities and shareholders’ equity	$53,346,411			$48,660,523

Net interest income - taxable equivalent basis		$397,868	3.32%		$380,923	3.49%
Taxable equivalent adjustment		(6,144)			(5,837)
Net interest income (GAAP)		$391,724	3.27%		$375,086	3.44%
(1)Interest income is reflected on a fully taxable equivalent basis.
(2)Includes loans held-for-sale.

(Tax equivalent basis, dollars in thousands)	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
Earning Assets	Average Balance	Income (1)/ Expense	Yield/ Rate	Average Balance	Income (1)/ Expense	Yield/ Rate
Money market and other interest-earning investments	$825,743	$32,992	5.34%	$736,225	$25,258	4.59%
Investment securities:
Treasury and government sponsored agencies	2,275,607	66,648	3.91%	2,266,177	58,923	3.47%
Mortgage-backed securities	5,721,725	135,217	3.15%	5,268,509	102,618	2.60%
States and political subdivisions	1,678,504	42,308	3.36%	1,771,155	43,306	3.26%
Other securities	781,385	37,303	6.37%	785,474	28,726	4.88%
Total investment securities	10,457,221	281,476	3.59%	10,091,315	233,573	3.09%
Loans: (2)
Commercial	10,087,322	534,566	7.07%	9,644,541	475,210	6.57%
Commercial real estate	15,488,010	765,325	6.59%	13,180,509	598,337	6.05%
Residential real estate loans	6,826,809	197,770	3.86%	6,626,551	181,592	3.65%
Consumer	2,815,837	146,177	6.93%	2,612,519	120,428	6.16%
Total loans	35,217,978	1,643,838	6.22%	32,064,120	1,375,567	5.72%
Total earning assets	46,500,942	$1,958,306	5.62%	42,891,660	$1,634,398	5.08%
Deduct: Allowance for credit losses on loans	(337,168)			(301,909)
Non-Earning Assets
Cash and due from banks	402,213			412,998
Other assets	5,232,807			4,917,592
Total assets	$51,798,794			$47,920,341

Interest-Bearing Liabilities
Checking and NOW	$7,627,029	$88,994	1.56%	$7,793,561	$69,248	1.19%
Savings	4,976,361	15,455	0.41%	5,791,780	9,745	0.22%
Money market	10,571,821	302,921	3.83%	6,577,317	120,917	2.46%
Time deposits, excluding brokered deposits	5,327,361	168,453	4.22%	3,660,156	79,032	2.89%
Brokered deposits	1,375,231	55,149	5.36%	879,886	32,053	4.87%
Total interest-bearing deposits	29,877,803	630,972	2.82%	24,702,700	310,995	1.68%
Federal funds purchased and interbank borrowings	77,262	3,239	5.60%	306,480	11,404	4.97%
Securities sold under agreements to repurchase	261,818	2,168	1.11%	351,362	2,389	0.91%
FHLB advances	4,477,851	133,529	3.98%	4,699,074	123,466	3.51%
Other borrowings	823,746	33,058	5.36%	806,575	30,071	4.98%
Total borrowed funds	5,640,677	171,994	4.07%	6,163,491	167,330	3.63%
Total interest-bearing liabilities	$35,518,480	$802,966	3.02%	$30,866,191	$478,325	2.07%

Noninterest-Bearing Liabilities and Shareholders’ Equity
Demand deposits	$9,396,081			$10,864,375
Other liabilities	971,687			944,619
Shareholders’ equity	5,912,546			5,245,156
Total liabilities and shareholders’ equity	$51,798,794			$47,920,341

Net interest income - taxable equivalent basis		$1,155,340	3.31%		$1,156,073	3.59%
Taxable equivalent adjustment		(18,737)			(17,328)
Net interest income (GAAP)		$1,136,603	3.26%		$1,138,745	3.54%
(1)Interest income is reflected on a fully taxable equivalent basis.
(2)Includes loans held-for-sale.

The following table presents the dollar amount of changes in taxable equivalent net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid.

	From Three Months Ended September 30, 2023 to Three Months Ended September 30, 2024			From Nine Months Ended September 30, 2023 to Nine Months Ended September 30, 2024
	Total Change (1)	Attributed to		Total Change (1)	Attributed to
(dollars in thousands)		Volume	Rate		Volume	Rate
Interest Income
Money market and other interest-earning investments	$(1,498)	$(1,027)	$(471)	$7,734	$2,823	$4,911
Investment securities (2)	16,244	5,999	10,245	47,903	9,160	38,743
Loans (3)	88,967	56,360	32,607	268,271	141,126	127,145
Total interest income	103,713	61,332	42,381	323,908	153,109	170,799
Interest Expense
Checking and NOW deposits	3,813	105	3,708	19,746	(1,702)	21,448
Savings deposits	916	(515)	1,431	5,710	(1,958)	7,668
Money market deposits	40,599	27,302	13,297	182,004	94,041	87,963
Time deposits, excluding brokered deposits	27,325	16,595	10,730	89,421	44,411	45,010
Brokered deposits	9,646	8,382	1,264	23,096	18,991	4,105
Federal funds purchased and interbank borrowings	(618)	(833)	215	(8,165)	(9,078)	913
Securities sold under agreements to repurchase	(98)	(154)	56	(221)	(675)	454
FHLB advances	7,337	299	7,038	10,063	(6,171)	16,234
Other borrowings	(2,152)	(1,199)	(953)	2,987	678	2,309
Total interest expense	86,768	49,982	36,786	324,641	138,537	186,104
Net interest income	$16,945	$11,350	$5,595	$(733)	$14,572	$(15,305)
(1)The variance not solely due to rate or volume is allocated equally between the rate and volume variances.
(2)Interest income on investment securities includes taxable equivalent adjustments of $2.8 million and $8.4 million during the three and nine months ended September 30, 2024, respectively, using the federal statutory rate in effect of 21%.
(3)Interest income on loans includes taxable equivalent adjustments of $3.4 million and $10.4 million during the three and nine months ended September 30, 2024, respectively, using the federal statutory rate in effect of 21%.
The increase in net interest income for the three months ended September 30, 2024 when compared to the same period in 2023 was driven by the acquisition of CapStar and loan growth as well as higher rates on loans, partially offset by higher balances and costs of average interest-bearing liabilities. The decrease in net interest income for the nine months ended September 30, 2024 when compared to the same period in 2023 was primarily due to higher balances and costs of average interest-bearing liabilities, substantially offset by loan growth as well as higher rates on loans. Accretion income associated with acquired loans and borrowings totaled $15.6 million and $32.3 million for the three and nine months ended September 30, 2024, respectively, compared to $7.5 million and $22.1 million for the same periods in 2023.
The decrease in the net interest margin on a fully taxable equivalent basis for the three and nine months ended September 30, 2024 compared to the same periods in 2023 was primarily due to higher costs of interest-bearing liabilities, partially offset by higher yields on interest earning assets. The yield on interest earning assets increased 39 basis points and the cost of interest-bearing liabilities increased 62 basis points in the three months ended September 30, 2024 compared to the same quarter a year ago. The yield on interest earning assets increased 54 basis points and the cost of interest-bearing liabilities increased 95 basis points in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Accretion income represented 13 basis points and 9 basis points of the net interest margin in the three and nine months ended September 30, 2024, respectively, compared to 7 basis points in both the three and nine months ended September 30, 2023.
Average earning assets were $47.9 billion and $43.6 billion for the three months ended September 30, 2024 and 2023, respectively, an increase of $4.3 billion, or 10%, primarily due to loans and securities acquired in the CapStar transaction as well as strong loan growth. Average earning assets were $46.5 billion and $42.9 billion for the nine months ended September 30, 2024 and 2023, respectively, an increase of $3.6 billion, or 8%, primarily due to loans and securities acquired in the CapStar transaction as well as strong loan growth.

Average loans, including loans held-for-sale, increased $3.7 billion and $3.2 billion for the three and nine months ended September 30, 2024, respectively, when compared to the same periods in 2023 primarily due to loans acquired in the CapStar transaction as well as strong commercial real estate loan growth. Loans acquired in the CapStar transaction totaled $2.1 billion.
Average noninterest-bearing deposits decreased $1.0 billion while average interest-bearing deposits increased $4.9 billion for the three months ended September 30, 2024 when compared to the same period in 2023 reflecting a mix shift as a result of the current rate environment, deposits assumed in the CapStar transaction, and organic growth. Average noninterest-bearing deposits decreased $1.5 billion while average interest-bearing deposits increased $5.2 billion for the nine months ended September 30, 2024 when compared to the same period in 2023 reflecting a mix shift as a result of the current rate environment, deposits assumed in the CapStar transaction, and organic growth. Deposits assumed in the CapStar transaction totaled $2.6 billion.
Provision for Credit Losses
The following table details the components of the provision for credit losses:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(dollars in thousands)	2024	2023	Change	2024	2023	Change
Provision for credit losses on loans	$29,176	$23,115	26.2%	$89,774	$46,520	93.0%
Provision (release) for credit losses on unfunded loan commitments	(679)	(4,047)	(83.2)	(6,172)	772	(899.5)
Total provision for credit losses	$28,497	$19,068	49.4%	$83,602	$47,292	76.8%

Net (charge-offs) recoveries on non-PCD loans	$(13,996)	$(20,143)	(30.5)%	$(29,878)	$(28,870)	3.5%
Net (charge-offs) recoveries on PCD loans	(3,478)	455	(864.4)	(13,391)	(17,339)	(22.8)
Total net (charge-offs) recoveries on loans	$(17,474)	$(19,688)	(11.2)%	$(43,269)	$(46,209)	(6.4)%
Net charge-offs (recoveries) to average loans	0.19%	0.24%	(20.2)%	0.16%	0.19%	(14.7)
Total provision for credit losses on loans increased in the three and nine months ended September 30, 2024 compared to the same periods in 2023 due to credit migration and allowance for credit losses on individually evaluated loans. In addition, the provision for credit losses on loans in the nine months ended September 30, 2024 included $15.3 million to establish an allowance for credit losses on non-PCD loans acquired in the CapStar transaction. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, provision expense may be volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.

Noninterest Income
We generate revenues in the form of noninterest income through client fees, sales commissions, and gains and losses from our core banking franchise and other related businesses, such as wealth management, investment consulting, and investment products. The following table details the components in noninterest income:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(dollars in thousands)	2024	2023	Change	2024	2023	Change
Wealth and investment services fees	$29,117	$26,687	9.1%	$86,779	$80,128	8.3%
Service charges on deposit accounts	20,350	18,524	9.9	57,598	53,278	8.1
Debit card and ATM fees	11,362	10,818	5.0	32,409	31,453	3.0
Mortgage banking revenue	7,669	5,063	51.5	19,211	12,628	52.1
Capital markets income	7,426	5,891	26.1	15,055	19,003	(20.8)
Company-owned life insurance	5,315	3,740	42.1	14,488	11,624	24.6
Debt securities gains (losses), net	(76)	(241)	(68.5)	(90)	(5,440)	(98.3)
Other income	12,975	10,456	24.1	33,481	30,574	9.5
Total noninterest income	$94,138	$80,938	16.3%	$258,931	$233,248	11.0%
Noninterest income increased $13.2 million and $25.7 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023 primarily due to the acquisition of CapStar on April 1, 2024. In addition, noninterest income for the nine months ended September 30, 2023 was impacted by $5.4 million of net losses on sales of debt securities.
Mortgage banking revenue increased $2.6 million and $6.6 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023 primarily due to higher mortgage originations and increased loan sales.
Capital markets income increased $1.5 million for the three months ended September 30, 2024 compared to the same period in 2023 primarily due to higher levels of commercial real estate client interest rate swap fees. Capital markets income decreased $3.9 million for the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to lower levels of commercial real estate client interest rate swap fees.
Other income increased $2.5 million and $2.9 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023 primarily due to additional other income associated with the acquisition of CapStar, higher commercial loan fees, and higher income on equity securities.
Noninterest Expense
The following table details the components in noninterest expense:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(dollars in thousands)	2024	2023	Change	2024	2023	Change
Salaries and employee benefits	$147,494	$131,541	12.1%	$456,490	$404,715	12.8%
Occupancy	27,130	25,795	5.2	80,696	80,162	0.7
Equipment	9,888	8,284	19.4	27,263	23,394	16.5
Marketing	11,036	9,448	16.8	32,954	28,698	14.8
Technology	23,343	20,592	13.4	67,368	59,850	12.6
Communication	4,681	4,075	14.9	13,161	12,768	3.1
Professional fees	7,278	5,956	22.2	24,236	19,085	27.0
FDIC assessment	11,722	9,000	30.2	32,711	29,028	12.7
Amortization of intangibles	7,411	6,040	22.7	20,291	18,286	11.0
Amortization of tax credit investments	3,277	2,644	23.9	8,773	8,167	7.4
Other expense	19,023	21,401	(11.1)	53,656	57,918	(7.4)
Total noninterest expense	$272,283	$244,776	11.2%	$817,599	$742,071	10.2%
Noninterest expense for the three months ended September 30, 2024 included $6.9 million of merger-related expenses and $2.6 million of separation expense associated with a mutual separation agreement with a former executive. Noninterest expense for the three months ended September 30, 2023 included $6.3 million of merger-related expenses. Excluding these expenses, noninterest expense increased to $262.8 million for the three months ended September 30, 2024, compared to $238.5 million for the three months ended September 30, 2023. This increase was driven by the additional operating costs associated with the acquisition of CapStar, as well as higher salary and employee benefits reflective of merit increases.
Noninterest expense for the nine months ended September 30, 2024 included $29.2 million of merger-related expenses, a $13.3 million non-cash, pre-tax expense associated with the distribution of excess pension assets with the resolution of the legacy First Midwest plan, $3.0 million for the FDIC special assessment, and $2.6 million of separation expense. Noninterest expense for the nine months ended September 30, 2023 included $23.2 million of merger-related expenses, $3.4 million of expenses related to the Louisville tragedy, and $1.6 million for property optimization charges. Excluding these expenses, noninterest expense increased to $769.4 million for the nine months ended September 30, 2024, compared to $714.0 million for the nine months ended September 30, 2023. This increase was driven by the additional operating costs associated with the acquisition of CapStar, as well as higher salary and employee benefits reflective of merit increases.
Provision for Income Taxes
We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by a tax benefit from our tax credit investments and interest on tax-exempt securities and loans. The effective tax rate was 22.3% and 22.1% for the three and nine months ended September 30, 2024, respectively, compared to 23.1% and 22.9% for the three and nine months ended September 30, 2023, respectively. The decreases in the effective tax rates for the three and nine months ended September 30, 2024 compared to the same periods in 2023 was driven by decreases in pre-tax book income and state income taxes combined with an increase in tax credits. See Note 14 to the consolidated financial statements for additional information.. In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at September 30, 2024 based on the current estimate of the effective annual rate.
FINANCIAL CONDITION
Overview
At September 30, 2024, our assets were $53.6 billion, a $4.5 billion increase compared to assets of $49.1 billion at December 31, 2023. The increase was driven primarily by the acquisition of CapStar, as well as disciplined loan growth.
Earning Assets
Our earning assets are comprised of investment securities, portfolio loans, loans held-for-sale, money market investments, interest-earning accounts with the Federal Reserve, and equity securities. Earning assets were $48.0 billion at September 30, 2024, a $4.1 billion increase compared to earning assets of $43.9 billion at December 31, 2023.
Investment Securities
We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity based on fluctuating interest rates or changes in our funding requirements.
The investment securities portfolio, including equity securities, was $10.9 billion at September 30, 2024, compared to $10.2 billion at December 31, 2023. The increase was driven primarily by the acquisition of CapStar. Investment securities represented 23% of earning assets at both September 30, 2024 and December 31, 2023. At September 30, 2024, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.
The investment securities available-for-sale portfolio had net unrealized losses of $714.9 million and $869.5 million at September 30, 2024 and December 31, 2023, respectively. The investment securities held-to-maturity portfolio had net unrealized losses of $365.3 million and $412.3 million at September 30, 2024 and December 31, 2023, respectively.

The investment securities available-for-sale portfolio including securities hedges had an effective duration of 3.87 at September 30, 2024, compared to 4.24 at December 31, 2023. The total investment securities portfolio had an effective duration of 4.96 at September 30, 2024, compared to 5.35 at December 31, 2023. Effective duration represents the percentage change in the fair value of the portfolio in response to a change in interest rates and is used to evaluate the portfolio’s price volatility at a single point in time. Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage. The annualized average yields on investment securities, on a taxable equivalent basis, were 3.63% and 3.59% for the three and nine months ended September 30, 2024, respectively, compared to 3.23% and 3.09% for the three and nine months ended September 30, 2023, respectively.
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

(dollars in thousands)	September 30, 2024	December 31, 2023	$ Change	% Change
Commercial	$10,408,095	$9,512,230	$895,865	9.4%
Commercial real estate	16,356,216	14,140,629	2,215,587	15.7
Residential real estate	6,757,896	6,699,443	58,453	0.9
Consumer	2,878,436	2,639,625	238,811	9.0
Total loans	$36,400,643	$32,991,927	$3,408,716	10.3%
The following table presents the composition of the loan portfolio by state:

(dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total Loans	Percent of Total
September 30, 2024
Illinois	$2,910,766	$3,802,335	$1,367,764	$566,494	$8,647,359	24%
Indiana	1,619,615	1,803,405	1,043,202	895,024	5,361,246	15%
Minnesota	977,703	2,233,650	579,926	145,543	3,936,822	11%
Wisconsin	892,295	2,189,295	478,409	136,959	3,696,958	10%
Michigan	587,233	1,429,184	650,923	254,036	2,921,376	8%
Tennessee	396,432	1,244,276	186,155	253,879	2,080,742	6%
Kentucky	475,163	611,575	256,598	391,794	1,735,130	5%
Florida	126,819	434,259	384,611	31,556	977,245	3%
Texas	209,103	238,816	262,180	17,633	727,732	2%
California	177,996	25,861	427,436	43,451	674,744	2%
Ohio	264,786	337,452	5,653	16,977	624,868	2%
Other	1,770,184	2,006,108	1,115,039	125,090	5,016,421	14%
Total	$10,408,095	$16,356,216	$6,757,896	$2,878,436	$36,400,643	100%
Geographic location in the preceding table is determined by collateral location for real estate loans and borrower location for non-real estate loans.
Commercial and Commercial Real Estate Loans
Commercial and commercial real estate loans are the largest classifications within earning assets, representing 56% of earning assets at September 30, 2024, compared to 54% at December 31, 2023. The increase in commercial and commercial real estate loans at September 30, 2024 from December 31, 2023 was driven primarily by the acquisition of CapStar, as well as disciplined loan production that was well balanced across our market footprint and product lines.

The following table provides detail on commercial loans by industry classification (as defined by the North American Industry Classification System) and by loan size.

	September 30, 2024			December 31, 2023
(dollars in thousands)	Outstanding	Exposure(1)	Nonaccrual	Outstanding	Exposure(1)	Nonaccrual
By Industry:
Manufacturing	$1,807,888	$2,909,339	$20,446	$1,589,727	$2,734,935	$7,408
Health care and social assistance	1,625,990	1,962,637	280	1,567,286	1,949,250	7,390
Real estate rental and leasing	875,905	1,293,222	10,610	686,008	1,035,073	700
Wholesale trade	806,848	1,572,476	3,693	748,058	1,541,951	3,789
Construction	758,228	1,650,863	12,868	554,312	1,437,025	2,040
Finance and insurance	655,348	1,010,155	144	637,630	966,842	1
Professional, scientific, and technical services	558,928	960,659	5,582	458,133	821,738	3,825
Transportation and warehousing	549,155	709,404	18,282	453,630	703,976	1,746
Accommodation and food services	527,527	614,660	2,412	389,591	503,990	705
Retail trade	383,459	637,205	9,963	345,944	620,308	5,273
Administrative and support and waste management and remediation services	379,177	559,962	1,280	321,018	487,359	347
Educational services	266,385	383,724	5	263,539	406,867	7
Agriculture, forestry, fishing, and hunting	259,764	392,983	2,980	255,811	392,098	415
Other services	245,633	423,221	15,608	208,012	400,195	9,328
Public administration	194,259	256,286	—	216,939	285,963	—
Other	513,601	878,012	3,146	816,592	1,111,030	1,537
Total	$10,408,095	$16,214,808	$107,299	$9,512,230	$15,398,600	$44,511
By Loan Size:
Less than $200,000	3%	3%	3%	3%	3%	5%
$200,000 to $1,000,000	12	11	14	11	10	20
$1,000,000 to $5,000,000	24	25	52	24	25	48
$5,000,000 to $10,000,000	15	15	1	16	16	7
$10,000,000 to $25,000,000	29	27	30	31	28	20
Greater than $25,000,000	17	19	—	15	18	—
Total	100%	100%	100%	100%	100%	100%
(1)    Includes unfunded loan commitments.
The following table provides detail on commercial real estate loans classified by property type.

	September 30, 2024			December 31, 2023
(dollars in thousands)	Outstanding	Exposure(1)	Nonaccrual	Outstanding	Exposure(1)	Nonaccrual
By Property Type:
Multifamily	$5,636,684	$6,864,789	$72,936	$4,794,605	$6,422,311	$6,050
Warehouse / Industrial	3,010,379	3,354,809	10,248	2,704,656	3,308,273	6,459
Retail	2,317,773	2,400,249	23,348	1,886,233	1,958,254	29,823
Office	2,173,702	2,323,437	59,403	1,948,430	2,112,157	58,111
Senior housing	945,911	976,626	53,943	848,903	947,168	41,632
Single family	538,282	554,764	6,456	450,560	476,946	3,187
Other (2)	1,733,485	2,038,709	22,931	1,507,242	1,824,177	15,530
Total	$16,356,216	$18,513,383	$249,265	$14,140,629	$17,049,286	$160,792
(1)    Includes unfunded loan commitments.
(2)    Other includes commercial development, agriculture real estate, hotels, self-storage, land development, religion, and mixed-use properties.
The mix of properties securing the loans in our commercial real estate portfolio is balanced between owner-occupied and non-owner-occupied categories and is diverse in terms of type and geographic location, generally within the

Company’s primary market area. Approximately 27% of the commercial real estate portfolio is owner-occupied as of September 30, 2024, compared to 25% at December 31, 2023.
The Company actively reviews its broader loan portfolio in the normal course of business and has performed a targeted review of contractual maturities in its non-owner-occupied commercial real estate portfolio as part of its response to current market conditions to identify exposure to credit risk associated with renewals. At September 30, 2024, the Company held $384.1 million of non-owner-occupied commercial real estate loans, or 1% of total loans, that mature within 18 months with an interest rate below 4%.
Residential Real Estate Loans
At September 30, 2024, residential real estate loans held in our loan portfolio were $6.8 billion, an increase of $58.5 million compared to December 31, 2023 driven primarily by the acquisition of CapStar. Changes in interest rates may impact the number of refinancings and new originations of residential real estate loans. If interest rates decrease in the future, there may be an increase in refinancings and new originations of residential real estate loans. Conversely, future increases in interest rates may result in a decline in the level of refinancings and new originations of residential real estate loans.
Consumer Loans
Consumer loans, including automobile loans, personal, and home equity loans and lines of credit, increased $238.8 million to $2.9 billion at September 30, 2024 compared to December 31, 2023 driven primarily by the acquisition of CapStar.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets at September 30, 2024 totaled $2.3 billion, an increase of $204.1 million compared to December 31, 2023 as a result of goodwill and other intangible assets recorded with the acquisition of CapStar.
Funding
The following table summarizes Old National’s total funding, comprised of deposits and wholesale borrowings:

(dollars in thousands)	September 30, 2024	December 31, 2023	$ Change	% Change
Deposits:
Noninterest-bearing demand	$9,429,285	$9,664,247	$(234,962)	(2.4)%
Interest-bearing:
Checking and NOW	7,815,463	7,331,487	483,976	6.6%
Savings	4,781,447	5,099,186	(317,739)	(6.2)%
Money market	11,663,557	9,561,116	2,102,441	22.0%
Time deposits	7,155,994	5,579,144	1,576,850	28.3%
Total deposits	40,845,746	37,235,180	3,610,566	9.7%
Wholesale borrowings:
Federal funds purchased and interbank borrowings	135,263	390	134,873	N/M
Securities sold under agreements to repurchase	244,626	285,206	(40,580)	(14.2)%
Federal Home Loan Bank advances	4,471,153	4,280,681	190,472	4.4%
Other borrowings	598,054	764,870	(166,816)	(21.8)%
Total wholesale borrowings	5,449,096	5,331,147	117,949	2.2%
Total funding	$46,294,842	$42,566,327	$3,728,515	8.8%
The increase in total deposits was primarily due to deposits assumed in the CapStar transaction as well as organic growth. We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. Wholesale funding as a percentage of total funding was 12% at September 30, 2024 and 13% at December 31, 2023.
Capital
Shareholders’ equity totaled $6.4 billion at September 30, 2024 and $5.6 billion at December 31, 2023. Old National issued 24.0 million shares of Common Stock in conjunction with the acquisition of CapStar on April 1, 2024 totaling

$417.6 million in shareholders’ equity. Retained earnings and changes in unrealized gains (losses) on available-for-sale investment securities were partially offset by dividends during the nine months ended September 30, 2024.
Capital Adequacy
Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At September 30, 2024, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of “well-capitalized” based on the most recent regulatory definition.
Old National’s consolidated capital position remains strong as evidenced by the following key industry ratios.

	Regulatory Guidelines Minimum	Prompt Corrective Action "Well Capitalized" Guidelines		September 30, 2024	December 31, 2023
Tier 1 capital to total average assets (leverage ratio)	4.00%	N/A	%	9.05%	8.83%
Common equity Tier 1 capital to risk-weighted total assets	7.00	N/A		11.00	10.70
Tier 1 capital to risk-weighted total assets	8.50	6.00		11.60	11.35
Total capital to risk-weighted total assets	10.50	10.00		12.94	12.64
Shareholders’ equity to assets	N/A	N/A		11.88	11.33
Old National Bank, Old National’s bank subsidiary, maintained a strong capital position as evidenced by the following key industry ratios.

	Regulatory Guidelines Minimum	Prompt Corrective Action "Well Capitalized" Guidelines	September 30, 2024	December 31, 2023
Tier 1 capital to total average assets (leverage ratio)	4.00%	5.00%	8.95%	8.99%
Common equity Tier 1 capital to risk-weighted total assets	7.00	6.50	11.48	11.57
Tier 1 capital to risk-weighted total assets	8.50	8.00	11.48	11.57
Total capital to risk-weighted total assets	10.50	10.00	12.35	12.33
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
Asset Quality
We lend to commercial and commercial real estate clients in many diverse industries including, among others, real estate rental and leasing, manufacturing, healthcare, wholesale trade, construction, and agriculture. Old National manages concentrations of credit exposure by industry, product, geography, client relationship, and loan size. At September 30, 2024, our average commercial loan size was approximately $725,000 and our average commercial real estate loan size was approximately $1,550,000. In addition, while loans to lessors of residential and non-residential real estate exceed 10% of total loans, no individual sub-segment category within those broader categories reaches the 10% threshold. At September 30, 2024, we had minimal exposure to foreign borrowers and no sovereign debt. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily in the Midwest and Southeast regions of the United States.
The following table presents a summary of under-performing, special mention, and classified assets:

(dollars in thousands)	September 30, 2024	December 31, 2023
Total nonaccrual loans	$443,597	$274,821
Total past due loans (90 days or more and still accruing)	1,177	961
Foreclosed assets	4,077	9,434
Total under-performing assets	$448,851	$285,216
Classified loans (includes nonaccrual, past due 90 days, and other problem loans)	$1,519,017	$875,140
Other classified assets (1)	59,485	48,930
Special mention loans	837,543	843,920
Total criticized and classified assets	$2,416,045	$1,767,990
Asset Quality Ratios:
Nonaccrual loans/total loans (2)	1.22%	0.83%
Under-performing assets/total loans (2)	1.23	0.86
Under-performing assets/total assets	0.84	0.58
Allowance for credit losses on loans/under-performing assets	84.85	107.85
Allowance for credit losses on loans/nonaccrual loans	85.85	111.93
(1)Includes investment securities that fell below investment grade rating.
(2)Loans exclude loans held-for-sale.
Under-performing assets increased to $448.9 million at September 30, 2024, compared to $285.2 million at December 31, 2023. Under-performing assets as a percentage of total loans at September 30, 2024 were 1.23%, a 37 basis point increase from 0.86% at December 31, 2023.
Nonaccrual loans increased $168.8 million from December 31, 2023 to September 30, 2024 including $33.6 million of nonaccrual loans acquired in the CapStar acquisition. Excluding these loans, nonaccrual loans increased

$135.2 million reflecting the migration of certain borrowers primarily due to asset quality rating policy changes and the impact of the higher interest rate environment. As a percentage of nonaccrual loans, the allowance for credit losses on loans was 85.85% at September 30, 2024, compared to 111.93% at December 31, 2023.
Total criticized and classified assets were $2.4 billion at September 30, 2024, an increase of $648.1 million from December 31, 2023 including $159.8 million of criticized and classified loans related to the CapStar acquisition. Excluding these loans, total criticized and classified assets increased $488.3 million reflecting the migration of certain borrowers primarily due to asset quality rating policy changes and the impact of the higher interest rate environment. Other classified assets include investment securities that fell below investment grade rating totaling $59.5 million at September 30, 2024, compared to $48.9 million at December 31, 2023.
Allowance for Credit Losses on Loans and Unfunded Commitments
Net charge-offs on loans totaled $17.5 million during the three months ended September 30, 2024, compared to $19.7 million for the same period in 2023. Annualized, net charge-offs to average loans were 0.19% and 0.24% for the three months ended September 30, 2024 and 2023, respectively. The three months ended September 30, 2024 included net charge-offs on PCD loans totaling 0.04% on an annualized basis of average loans, compared to net recoveries on PCD loans totaling (0.01)% on an annualized basis of average loans for the three months ended September 30, 2023. Net charge-offs on loans totaled $43.3 million during the nine months ended September 30, 2024, compared to $46.2 million for the same period in 2023. Annualized, net charge-offs to average loans were 0.16% and 0.19% for the nine months ended September 30, 2024 and 2023, respectively. The nine months ended September 30, 2024 and 2023 included net charge-offs on PCD loans totaling 0.05% and 0.07% on an annualized basis of average loans, respectively.
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
The allowance for credit losses on loans was $380.8 million at September 30, 2024, compared to $307.6 million at December 31, 2023. The increase reflects $26.7 million of allowance for credit losses on acquired PCD loans established through acquisition accounting adjustments as well as $15.3 million through the provision for credit losses on loans in the nine months ended September 30, 2024 to establish an allowance for credit losses on non-PCD loans, both related to the CapStar acquisition. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, provision expense may be volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.

We maintain an allowance for credit losses on unfunded loan commitments to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses on loans, modified to take into account the probability of a drawdown on the commitment. The allowance for credit losses on unfunded loan commitments is classified as a liability account on the balance sheet within accrued expenses and other liabilities, while the corresponding provision for unfunded loan commitments is included in the provision for credit losses. The allowance for credit losses on unfunded loan commitments totaled $25.1 million at September 30, 2024, compared to $31.2 million at December 31, 2023, with the reduction driven primarily by a decrease in unfunded loan commitments that resulted from the funding of loans. We increased the allowance for credit losses on unfunded loans commitments by $1.8 million in the nine months ended September 30, 2024 as a result of the CapStar transaction.
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
A key element in our ongoing process is to measure and monitor interest rate risk using a model to quantify the likely impact of changing interest rates on Old National’s results of operations. The model quantifies the effects of various possible interest rate scenarios on projected net interest income. The model measures the impact on net interest income relative to a base case scenario over a two-year cumulative horizon resulting from an immediate change in interest rates using multiple rate scenarios. The base case scenario assumes that the balance sheet and interest rates are held at current levels. The model shows our projected net interest income sensitivity based on interest rate changes only and does not consider other forecast assumptions. Due to the dynamics of future interest rate expectations, we also measure and monitor interest rate risk using the forward curve, which may be a more probable scenario of our interest rate exposure. The forward curve represents the relationship between the price of forward contracts and the time to maturity of the forward contracts at a point in time. Presentation of the forward curve model is included in the following table as of September 30, 2024.

The following table illustrates our projected net interest income sensitivity over a two-year cumulative horizon based on the asset/liability model at September 30, 2024 and 2023:

	Immediate Rate Decrease			September 30, 2024 Forward Curve		Immediate Rate Increase
(dollars in thousands)	-300 Basis Points	-200 Basis Points	-100 Basis Points		Base	+100 Basis Points	+200 Basis Points	+300 Basis Points
September 30, 2024
Projected interest income:
Money market, other interest earning investments, and investment securities	$737,961	$807,095	$865,971	$866,677	$918,494	$973,828	$1,020,305	$1,065,415
Loans	3,158,639	3,608,455	4,040,454	4,067,305	4,452,342	4,850,245	5,244,460	5,637,989
Total interest income	3,896,600	4,415,550	4,906,425	4,933,982	5,370,836	5,824,073	6,264,765	6,703,404
Projected interest expense:
Deposits	612,510	926,094	1,239,973	1,103,710	1,569,797	1,906,464	2,227,439	2,548,426
Borrowings	317,486	408,663	506,110	496,282	596,492	687,039	777,281	867,539
Total interest expense	929,996	1,334,757	1,746,083	1,599,992	2,166,289	2,593,503	3,004,720	3,415,965
Net interest income	$2,966,604	$3,080,793	$3,160,342	$3,333,990	$3,204,547	$3,230,570	$3,260,045	$3,287,439
Change from base	$(237,943)	$(123,754)	$(44,205)	$129,443		$26,023	$55,498	$82,892
% change from base	(7.43)%	(3.86)%	(1.38)%	4.04%		0.81%	1.73%	2.59%

	Immediate Rate Decrease				Immediate Rate Increase
	-300 Basis Points	-200 Basis Points	-100 Basis Points	Base	+100 Basis Points	+200 Basis Points	+300 Basis Points
September 30, 2023
Projected interest income:
Money market, other interest earning investments, and investment securities	$722,474	$777,196	$834,683	$890,384	$958,522	$1,026,439	$1,094,063
Loans	2,966,315	3,323,529	3,684,648	4,040,544	4,393,546	4,747,308	5,100,845
Total interest income	3,688,789	4,100,725	4,519,331	4,930,928	5,352,068	5,773,747	6,194,908
Projected interest expense:
Deposits	528,719	785,519	1,047,596	1,279,764	1,547,400	1,826,990	2,100,598
Borrowings	366,090	432,424	521,008	598,589	676,220	753,909	831,590
Total interest expense	894,809	1,217,943	1,568,604	1,878,353	2,223,620	2,580,899	2,932,188
Net interest income	$2,793,980	$2,882,782	$2,950,727	$3,052,575	$3,128,448	$3,192,848	$3,262,720
Change from base	$(258,595)	$(169,793)	$(101,848)		$75,873	$140,273	$210,145
% change from base	(8.47)%	(5.56)%	(3.34)%		2.49%	4.60%	6.88%

The following table illustrates the upper bound, Federal Funds Rate assumed in the simulation above at September 30, 2024 and 2023:

	September 30, 2024		September 30, 2023
Basis Point Change Scenario	Federal Funds Rate (1)	Month 12 (2)	Federal Funds Rate (1)	Month 12 (2)
+300	5.0%	8.0%	5.5%	8.5%
+200	5.0%	7.0%	5.5%	7.5%
+100	5.0%	6.0%	5.5%	6.5%
Base	5.0%	5.0%	5.5%	5.5%
-100	5.0%	4.0%	5.5%	4.5%
-200	5.0%	3.0%	5.5%	3.5%
-300	5.0%	2.0%	5.5%	2.5%
(1)Represents the upper bound, Federal Funds Rate.
(2)Represents the Federal Funds Rate in month 12 given a gradual, parallel “ramp” relative to the base implied forward scenario.
Our projected net interest income increased year over year driven by loan growth and asset repricing due to current interest rates and economic conditions. Our overall strategy is consistent period over period, as we continue to manage our balance sheet toward a neutral interest rate risk position in a disciplined manner.
A key element in the measurement and modeling of interest rate risk is the re-pricing assumptions of our transaction deposit accounts, which align with our approach to deposit pricing and are consistent period over period. Because the models are driven by expected behavior in various interest rate scenarios and many factors besides market interest rates affect our net interest income, we recognize that model outputs are not guarantees of actual results. For this reason, we model many different combinations of interest rates and balance sheet assumptions to understand our overall sensitivity to market interest rate changes, including shocks, ramps, yield curve flattening, yield curve steepening, as well as forecasts of likely interest rate scenarios tested.
We use cash flow and fair value hedges, primarily interest rate swaps, collars, and floors, to mitigate interest rate risk. Derivatives designated as hedging instruments were in a net asset position with a fair value gain of $22.4 million at September 30, 2024, compared to a net asset position with a fair value gain of $4.5 million at December 31, 2023. See Note 15 to the consolidated financial statements for further discussion of derivative financial instruments.
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

A maturity schedule for Old National Bank’s time deposits is shown in the following table at September 30, 2024.

(dollars in thousands)
Maturity Bucket	Amount	Rate
2024	$3,015,267	4.76%
2025	3,860,503	4.43
2026	123,720	2.05
2027	52,401	1.54
2028	16,666	1.49
2027 and beyond	87,437	0.52
Total	$7,155,994	4.45%
Our ability to acquire funding at competitive prices is influenced by rating agencies’ views of our credit quality, liquidity, capital, and earnings.
The credit ratings of Old National and Old National Bank at September 30, 2024 are shown in the following table.

Moody’s Investors Service
	Long-term	Short-term
Old National	Baa1	N/A
Old National Bank	A1	P-1
Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well. At September 30, 2024, Old National and its subsidiaries had the following availability of liquid funds and borrowings:

(dollars in thousands)	Parent Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$273,201	$918,369
Unencumbered government-issued debt securities	—	1,543,928
Unencumbered investment grade municipal securities	—	192,872
Unencumbered corporate securities	—	39,893
Availability of borrowings*:
Amount available from Federal Reserve discount window	—	4,442,859
Amount available from Federal Home Loan Bank	—	7,110,521
Total available funds	$273,201	$14,248,442
* Based on collateral pledged
Old National Bancorp has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows, and funds used for acquisitions. Old National Bancorp can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit, and through the issuance of debt securities. Additionally, Old National Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt and equity markets. At September 30, 2024, Old National Bancorp’s other borrowings outstanding were $331.0 million. Management believes the Company has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
07/01/24 - 07/31/24	3,167	$16.76	—	$200,000,000
08/01/24 - 08/31/24	946	$19.20	—	$200,000,000
09/01/24 - 09/30/24	10,848	$19.85	—	$200,000,000
Total	14,961	$19.15	—	$200,000,000
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
(c)During the three months ended September 30, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

10.1
Form of 2024 Relative TSR Performance Units Award Agreement between Old National and certain key associates pursuant to the Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan, as further amended.

10.2
Form of 2024 ROATCE Performance Units Award Agreement between Old National and certain key associates pursuant to the Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan, as further amended.

10.3
Form of 2024 Restricted Stock Award Agreement between Old National and certain key associates pursuant to the Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan, as further amended.

10.4
Form of 2024 Restricted Stock Award Agreement between Old National and certain key associates pursuant to the Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan, as further amended.

10.5
Mutual Separation Agreement dated August 28, 2024 by and between the Company and Brendon B. Falconer (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2024).

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

101
The following materials from Old National’s Form 10-Q Report for the quarterly period ended September 30, 2024, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from Old National’s Form 10-Q Report for the quarterly period ended September 30, 2024, formatted in inline XBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD NATIONAL BANCORP
(Registrant)

By:	/s/ John V. Moran, IV
John V. Moran, IV
Senior Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

Date: October 30, 2024