Form 10-K
period 2024-12-31
OLD NATIONAL BANCORP /IN/
filed 2025-02-19
CIK 707179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates on June 30, 2024, was $5,427,272,350 (based on the closing price on that date of $17.19). In calculating the market value of securities held by non-affiliates of the registrant, the registrant has treated as securities held by affiliates as of June 30, 2024, voting and non-voting stock owned of record by its directors and principal executive officers, and voting and non-voting stock held by the registrant's trust department in a fiduciary capacity for benefit of its directors and principal executive officers. This calculation does not reflect a determination that persons are affiliates for any other purposes.
The number of shares outstanding of the registrant’s common stock, as of January 31, 2025, was 318,975,000.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

OLD NATIONAL BANCORP
2024 ANNUAL REPORT ON FORM 10-K

OLD NATIONAL BANCORP
2024 ANNUAL REPORT ON FORM 10-K
GLOSSARY OF ABBREVIATIONS AND ACRONYMS

As used in this report, references to “Old National,” “the Company,” “we,” “our,” “us,” and similar terms refer to the consolidated entity consisting of Old National Bancorp and its wholly owned subsidiaries. Old National Bancorp refers solely to the parent holding company, and Old National Bank refers to Old National Bancorp’s bank subsidiary.

The acronyms and abbreviations identified below are used throughout this report, including the Notes to Consolidated Financial Statements. You may find it helpful to refer to this page as you read this report.

ACH:  Automated Clearing House
AOCI:  accumulated other comprehensive income (loss)
AQR:  asset quality rating
ASC:  Accounting Standards Codification
ASU:  Accounting Standards Update
ATM:  automated teller machine
BBCC: business banking credit center (small business)
Bremer: Bremer Financial Corporation
CapStar:  CapStar Financial Holdings, Inc.
CECL:  current expected credit loss
CFPB:  Consumer Financial Protection Bureau
Common Stock:  Old National Bancorp common stock, no par value
DTI:  debt-to-income
ESG: environmental, social, and governance
FASB:  Financial Accounting Standards Board
FDIC:  Federal Deposit Insurance Corporation
FHLB:  Federal Home Loan Bank
FHLBI:  Federal Home Loan Bank of Indianapolis
FHTC:  Federal Historic Tax Credit
FICO:  Fair Isaac Corporation
First Midwest: First Midwest Bancorp, Inc.
GAAP:  U.S. generally accepted accounting principles
IDI: insured depository institution
LGD:  loss given default
LIBOR:  London Interbank Offered Rate
LIHTC:  Low Income Housing Tax Credit
LTV:  loan-to-value
Merger: merger between Old National and Bremer
N/A:  not applicable
N/M:  not meaningful
NASDAQ:  NASDAQ Global Select Market
NMTC: New Markets Tax Credit
NOW:  negotiable order of withdrawal
OCC:  Office of the Comptroller of the Currency
PCD:  purchased credit deteriorated
PD:  probability of default
Preferred Stock:  Old National Bancorp preferred stock
Renewable Energy:  investment tax credits for solar projects
SEC:  U.S. Securities and Exchange Commission
SOFR: Secured Overnight Financing Rate

OLD NATIONAL BANCORP
2024 ANNUAL REPORT ON FORM 10-K
FORWARD-LOOKING STATEMENTS
This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in our future filings with the SEC, in press releases, and in oral and written statements made by us that are not statements of historical fact and constitute forward‐looking statements within the meaning of the Act. These statements include, but are not limited to, descriptions of Old National’s financial condition, results of operations, asset and credit quality trends, profitability and business plans or opportunities. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “guidance,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “should,” “would,” and “will,” and other words of similar meaning. These forward-looking statements express management’s current expectations or forecasts of future events and, by their nature, are subject to risks and uncertainties. There are a number of factors that could cause actual results or outcomes to differ materially from those in such statements, including, but not limited to: competition; government legislation, regulations and policies; the ability of Old National to execute its business plan; unanticipated changes in our liquidity position, including but not limited to changes in our access to sources of liquidity and capital to address our liquidity needs; changes in economic conditions and economic and business uncertainty which could materially impact credit quality trends and the ability to generate loans and gather deposits; inflation and governmental responses to inflation, including increasing interest rates; market, economic, operational, liquidity, credit, and interest rate risks associated with our business; our ability to successfully manage our credit risk and the sufficiency of our allowance for credit losses; the failure to obtain necessary regulatory approvals for the Merger (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the proposed transaction) and the possibility that the Merger does not close when expected or at all because required regulatory approvals, the approval by Bremer’s shareholders, or other approvals and the other conditions to closing are not received or satisfied on a timely basis or at all; the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the merger agreement between Old National and Bremer; the expected cost savings, synergies, and other financial benefits from the Merger not being realized within the expected time frames and costs or difficulties relating to integration matters being greater than expected; potential adverse reactions or changes to business or employee relationships, including those resulting from the completion of the Merger; the impact of purchase accounting with respect to the Merger, or any change in the assumptions used regarding the assets acquired and liabilities assumed to determine their fair value and credit marks; risks relating to the potential dilutive effect of shares of Old National’s common stock to be issued in the Merger; the potential impact of future business combinations on our performance and financial condition, including our ability to successfully integrate the businesses, the success of revenue-generating and cost reduction initiatives and the diversion of management’s attention from ongoing business operations and opportunities; failure or circumvention of our internal controls; operational risks or risk management failures by us or critical third parties, including without limitation with respect to data processing, information systems, cybersecurity, technological changes, vendor issues, business interruption, and fraud risks; significant changes in accounting, tax or regulatory practices or requirements; new legal obligations or liabilities; disruptive technologies in payment systems and other services traditionally provided by banks; failure or disruption of our information systems; computer hacking and other cybersecurity threats; the effects of climate change on Old National and its customers, borrowers, or service providers; political and economic uncertainty and instability; the impacts of pandemics, epidemics, and other infectious disease outbreaks; other matters discussed in this report; and other factors identified in filings with the SEC. These forward-looking statements are made only as of the date of this report and are not guarantees of future results, performance, or outcomes.
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

PART I
ITEM 1.    BUSINESS
COMPANY PROFILE
Old National Bancorp, the financial holding company of Old National Bank, our wholly owned banking subsidiary (“Old National Bank”), is incorporated in the state of Indiana, is the sixth largest Midwestern-headquartered bank by asset size with consolidated assets of $53.6 billion at December 31, 2024, and ranks among the top 30 banking companies headquartered in the United States. The Company’s corporate headquarters and principal executive office are located in Evansville, Indiana with commercial and consumer banking operations headquartered in Chicago, Illinois. Through our wholly owned banking subsidiary and non-bank affiliates, we provide a wide range of services primarily throughout the Midwest and Southeast regions of the United States. In addition to providing extensive services in consumer and commercial banking, Old National offers comprehensive wealth management and capital markets services.
THE BANK
Old National Bank traces its roots to 1834 and at December 31, 2024, operated 280 banking centers located primarily throughout the Midwestern and Southeastern United States, including Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, North Carolina, Tennessee, and Wisconsin. Each of the banking centers of Old National Bank provides a group of similar community banking services, including such products and services as commercial, real estate, and consumer loans; deposits; and private banking, capital markets, brokerage, wealth management, trust, and investment advisory services.
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
In addition to providing lending and deposit services, we offer comprehensive wealth management, trust, investment advisory, brokerage, and foreign currency services. For businesses, we provide treasury management, merchant, and capital markets services as well as community development lending and equity investment solutions intended to produce jobs and revitalize our communities.
HUMAN CAPITAL RESOURCES
At December 31, 2024, we employed 4,066 full-time equivalent team members. Old National provides professional development opportunities to team members and seeks to improve retention, development, and job satisfaction of team members by providing career skills training, peer mentoring, and opportunities to interact with senior leaders. Our Structured Leadership Development Programs, Associate and Community Engagement Teams, Impact Networks, and the ONUniversity training and development center are among the many programs designed to drive Old National employee development and engagement.
To attract and retain our group of skilled team members, Old National provides a competitive total rewards package, which includes base pay, incentive opportunities, and benefits. Our strong, comprehensive benefits package includes health insurance and wellness coverages, a retirement plan with company matching contributions, other welfare plan coverages, paid time off, and paid leave benefits. In addition to our standard benefits, our team members have access to dedicated healthcare clinics and alternative work schedules for parental leave.
Old National team members consistently strive to make a positive difference in the communities we serve. Old National team members actively share their talents in their communities through volunteer activities in education, economic development, human and health services, and community reinvestment. We have a program that allows each team member to be paid up to 24 hours per year, with supervisory approval, to volunteer for activities in their community during normal work hours. Under that program, team members logged approximately 67,700 volunteer hours during 2024 in support of more than 2,700 organizations. Team members with 25 hours or more of service each year are recognized annually by executive management.
AREAS SERVED
Since our founding, Old National has focused on community and commercial banking by building long-term, highly valued partnerships with clients in our Midwest and Southeast regions. We have continued to expand our footprint through strategic mergers and acquisitions, and we are now the sixth largest bank headquartered in the Midwest by assets.
The following table reflects information on the top areas we currently serve.

Metropolitan Statistical Area	Deposits as a Percent of Old National Bank Franchise (%)	Deposits Per Branch ($M)	2020-2025 Population Change (%)	2025-2030 Projected Population Change (%)	2025 Median Household Income ($)	2025-2030 Projected Household Income Change (%)
Chicago-Naperville-Elgin, IL-IN-WI	40.4	183.8	(2.4)	(0.7)	86,627	6.3
Evansville, IN-KY	10.4	281.5	1.1	2.2	68,976	8.0
Minneapolis-St. Paul-Bloomington, MN-WI	8.8	122.1	1.1	2.0	96,855	8.5
Indianapolis-Carmel-Anderson, IN	5.2	100.9	3.7	4.2	79,724	10.7
Milwaukee-Waukesha, WI	3.5	235.4	(0.9)	0.5	74,222	8.4
Nashville-Davidson-Murfreesboro-Franklin, TN	2.4	137.7	6.9	5.6	85,166	10.8
Madison, WI	2.4	87.3	3.5	4.4	90,224	9.3
Bloomington, IN	2.1	166.7	(0.1)	1.0	67,992	11.5
National average			1.9	2.4	78,770	8.8
Weighted average total Old National Bank			(0.2)	1.1	79,941	7.7
Source: S&P Global Market Intelligence. Deposit data as of June 30, 2024.
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
We anticipate that, as with previous mergers and acquisitions, the consideration paid by us in future mergers and acquisitions may be principally in the form of cash and/or Old National stock, or a combination thereof, and may reflect a premium to the target’s then-market value. The amount and structure of such consideration is based on reasonable growth and cost savings assumptions and a thorough analysis of the impact on both long- and short-term financial results.
Our ability to engage in certain transactions depends on the bank regulators’ views at the time as to the capital levels, quality of management, and overall condition of Old National, in addition to their assessment of a variety of other factors, including our compliance with law and regulations.
On February 15, 2022, Old National completed its merger of equals transaction with First Midwest pursuant to an agreement and plan of merger, dated as of May 30, 2021, to combine in an all-stock transaction. The merger of equals of Old National and First Midwest partnered two highly compatible organizations with over 270 combined years of service and a shared relationship banking focus, consistent business models and credit cultures, and an unwavering commitment to community. The combined organization has operations in six of the largest Midwestern metropolitan areas, strong commercial banking capabilities, a robust retail footprint, a significant wealth management platform, and an enhanced ability to attract top talent and deliver superior financial performance.

On April 1, 2024, Old National completed its acquisition of CapStar and its wholly owned subsidiary, CapStar Bank, in an all-stock transaction. This partnership strengthens Old National’s Nashville, Tennessee presence and adds several new high-growth markets. At the closing of the transaction, CapStar contributed $3.1 billion in total assets, $2.1 billion in total loans, and $2.6 billion in total deposits.
On November 25, 2024, Old National entered into a definitive merger agreement pursuant to which Old National will acquire Bremer and its wholly owned subsidiary, Bremer Bank, National Association. As of December 31, 2024, Bremer had $16.5 billion in total assets, $11.8 billion in total loans, and $13.2 billion in deposits. Under the terms of the definitive merger agreement, each outstanding share of Bremer common stock will be converted into the right to receive 4.182 shares of Old National common stock plus $26.22 in cash, valuing the transaction at approximately $1.4 billion, or $116.76 per share, based on Old National’s closing stock price on November 22, 2024. The transaction value is likely to change until closing due to fluctuations in the price of Old National common stock. The definitive merger agreement has been unanimously approved by the Boards of Directors of Bremer and Old National. The transaction is subject to customary closing conditions and regulatory approvals, including the approval of Bremer shareholders. The transaction is anticipated to close in the middle of 2025.
Divestitures
On November 18, 2022, Old National Bank completed the sale of Old National’s business of acting as a qualified custodian for, and administering, health savings accounts. Old National served as custodian for health savings accounts comprised of both investment accounts and deposit accounts. At closing, the health savings accounts held in deposit accounts that were transferred totaled approximately $382 million, and the transaction resulted in a $90.7 million pre-tax gain in 2022.
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
COMPETITION
The banking industry and related financial service providers operate in a highly competitive market. Old National competes with financial service providers such as other commercial banks, savings and loan associations, credit unions, mortgage banking firms, financial technology, or “FinTech,” companies, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds, private equity and debt funds, and other financial services providers.
Many of our competitors are financial institutions that are larger than we are and have substantially greater resources than we do. Some of our nonfinancial institution competitors may have fewer regulatory constraints, broader geographic service areas, greater capital, and, in some cases, lower cost structures. In addition, competition for clients has intensified as a result of changes in regulation, mergers and acquisitions, advances in technology and product delivery systems, and consolidation among financial service providers.
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
Old National Bancorp is registered as a bank holding company and has elected to be a financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). As a bank holding company and financial holding company, Old National Bancorp is subject to supervision, examination, and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the BHC Act, and is required to file reports with the Federal Reserve and to provide the Federal Reserve any additional information it may require. As a national bank, Old National Bank is subject to primary regulation, supervision, and examination by the OCC.

Bank Holding Company Regulation. Generally, the BHC Act governs the acquisition and control of banks and non-banking companies by bank holding companies. The BHC Act also regulates the business activities of bank holding companies and their non-bank subsidiaries.
The BHC Act, the Bank Merger Act, and other federal and state statutes regulate acquisitions of commercial banks and their holding companies. The BHC Act requires the prior approval of the Federal Reserve for the direct or indirect acquisition by a bank holding company of more than 5.0% of the voting shares of a commercial bank or its holding company. Under the BHC Act and the Bank Merger Act, the prior approval of the Federal Reserve or other appropriate bank regulatory authority is required for a bank holding company to acquire control of another bank or for a bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s managerial and financial resources, the applicant’s performance record under the Community Reinvestment Act of 1977, as amended (the “CRA”) and its compliance with law, including fair housing laws and other consumer protection laws, and the effectiveness of the subject organizations in combating money laundering activities.
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
To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed.” A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements for this status discussed in “Prompt Corrective Action” below. A depository institution subsidiary is considered “well managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination. A financial holding company’s status will also depend upon it maintaining its status as “well capitalized” and “well managed” under applicable Federal Reserve regulations. If a financial holding company ceases to meet these capital and management requirements, the BHC Act and the Federal Reserve’s regulations provide that the financial holding company must enter into a confidential agreement with the Federal Reserve to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the Federal Reserve may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the Federal Reserve. If the company does not return to compliance within 180 days, the Federal Reserve may require divestiture of the holding company’s depository institutions. Bank holding companies and banks must also be both well capitalized and well managed in order to acquire banks located outside their home state.
In order for a financial holding company to commence any new activity permitted by the BHC Act or to acquire a company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent CRA performance evaluation.
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
Financial Privacy. Under the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”), a financial institution may not disclose non-public personal information about a consumer to unaffiliated third parties unless the institution satisfies various disclosure requirements, and the consumer has not elected to opt out of the information sharing. The financial institution must provide its clients with a notice of its privacy policies and practices. The Federal Reserve, the FDIC, and other financial regulatory agencies issued regulations implementing notice requirements and restrictions on a financial institution’s ability to disclose non-public personal information about consumers to unaffiliated third parties.
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
Bank Secrecy Act and the USA Patriot Act. The U.S. Bank Secrecy Act (the “BSA”) and USA PATRIOT Act require financial institutions to develop programs to prevent them from being used for, and to detect and deter, money laundering, terrorist financing, and other illegal activities. If such activities are detected or suspected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of clients seeking to open new accounts and monitoring these accounts on an ongoing basis to ensure that such accounts are not used for illegal purposes. Failure to comply with these requirements could have serious financial, legal, and reputational consequences, including the imposition of civil money penalties, cease and desist orders, or causing applicable bank regulatory authorities not to approve merger or acquisition transactions or to prohibit transactions even if approval is not required.
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

In addition, the CFPB has a broad mandate to prohibit unfair, deceptive or abusive acts and practices, is specifically empowered to require certain disclosures to consumers and draft model disclosure forms and is responsible for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, as well as their affiliates, and can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial laws in order to impose a civil money penalty or injunction. Banking regulators take into account compliance with consumer protection laws when considering approval of a proposed acquisition transaction.
On October 22, 2024, the CFPB finalized a new rule that requires a provider of payment accounts or products, such as a bank, to make data available to consumers upon request regarding the products or services they obtain from the provider. Any such data provider also has to make such data available to third parties, with the consumer’s express authorization and through an interface that satisfies formatting, performance and security standards, for the purpose of such third parties providing the consumer with financial products or services requested by the consumer. Data required to be made available under the rule includes transaction information, account balance, account and routing numbers, terms and conditions, upcoming bill information, and certain account verification data. The rule is intended to give consumers control over their financial data, including with whom it is shared, and encourage competition in the provision of consumer financial products or services. For banks with at least $10 billion and less than $250 billion in total assets, which currently includes Old National Bank, compliance with the rule’s requirements is required beginning on April 1, 2027. On the same day the final rule was released, certain industry participants filed a complaint against the CFPB challenging the final rule. This legal challenge may delay or halt the final rule’s implementation.
On December 12, 2024, the CFPB finalized a rule that significantly reforms the regulatory framework governing overdraft practices applicable to banks such as Old National Bank that have more than $10 billion in assets. The rule will become effective on October 1, 2025. The rule modifies or eliminates several long-standing exclusions from requirements generally applicable to consumer credit that previously exempted certain overdraft practices. The rule also generally requires banks to restructure many overdraft fees, overdraft lines of credit, and other overdraft practices as separate consumer credit accounts that would be subject to those requirements. These changes to the regulatory framework could result in Old National Bank, among other things, facing higher compliance costs in charging overdraft fees, experiencing a decreased ability to recover amounts extended as overdraft protection, reducing the availability of overdraft protection, and/or charging lower overdraft fees.
The recent change in federal administration has led to changes in CFPB leadership that may impact the CFPB’s approach to rulemaking and enforcement activities. The extent and timing of those changes and the resulting impact on our business is uncertain at this time.
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
On October 25, 2023, the Federal Reserve proposed amendments to its rules on interchange fees. The proposed changes would establish a maximum permissible interchange fee of no more than 14.4 cents per transaction plus four basis points multiplied by the value of the transaction. The fraud prevention adjustment would be increased to 1.3 cents per transaction. The proposed rule would also establish an automatic update of the interchange fee cap every other year based on a survey of debit card issuers.
In June 2024, the State of Illinois adopted the Illinois Interchange Fee Prohibition Act, which restricts credit card and debit card interchange fees, as defined in the legislation, that may be charged on portions of electronic payment transactions attributable to taxes and gratuities. In December 2024, a U.S. District Court preliminarily enjoined this law from applying to national banks, including Old National Bank.
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
On July 27, 2023, the federal banking regulators proposed revisions to the Basel III Capital Rules to implement the Basel Committee’s 2017 standards and make other changes to the Basel III Capital Rules. The proposal introduces revised credit risk, equity risk, operational risk, credit valuation adjustment risk, and market risk requirements, among other changes. However, the revised capital requirements of the proposed rule would not apply to the Company or Old National Bank because they have less than $100 billion in total consolidated assets and trading assets and liabilities below the threshold for market risk requirements. The Federal Reserve has indicated that it expects to work with the other federal banking regulators in 2025 on a revised proposal.

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
An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating for certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes. As of December 31, 2024, Old National Bank’s capital ratios were all in excess of the minimum requirements for “well-capitalized” status under such rules.
The federal banking regulators must take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions that are less than adequately capitalized, with supervisory actions progressively becoming more restrictive as the institution’s capital category declines. Supervisory actions include: (i) restrictions on payment of capital distributions and management fees, (ii) requirements that a federal bank regulator monitor the condition of the institution and its efforts to restore its capital, (iii) submission of a capital restoration plan, (iv) restrictions on the growth of the institution’s assets and (v) requirements for prior regulatory approval of certain expansion proposals. A bank that is “critically undercapitalized” will be subject to further restrictions and generally will be placed in conservatorship or receivership within 90 days.
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
The FDIA’s prompt corrective action provisions apply only to depository institutions, and not to bank holding companies. Under the Federal Reserve’s regulations, a bank holding company is considered “well capitalized” if the bank holding company (i) has a total risk based capital ratio of at least 10%, (ii) has a Tier 1 risk-based capital ratio of at least 6%, and (iii) is not subject to any written agreement order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Although prompt corrective action regulations apply only to depository institutions and not to bank holding companies, a bank that is required to submit a capital restoration plan generally must concurrently submit a performance guarantee by its parent holding company. The liability of the parent holding company under any such guarantee is limited to the lesser of five percent of the bank’s assets at the time it became “undercapitalized”, or the amount needed to comply.
Dividends Limitations. A substantial portion of Old National Bancorp’s revenue is derived from dividends paid to it by Old National Bank. Limitations on Old National Bancorp’s ability to receive dividends from Old National Bank could have a material adverse effect on its liquidity and ability to pay dividends on its Common Stock and Preferred Stock or interest and principal on its debt, and ability to fund purchases of its Common Stock. Under OCC regulations, national banks generally may not declare a dividend in excess of the bank’s undivided profits or, absent OCC approval, if the total amount of dividends declared by the national bank in any calendar year exceeds the total of the national bank’s retained net income year-to-date combined with its retained net income for the preceding two years. National banks also are prohibited from declaring or paying any dividend if, after making the dividend, the national bank would be considered “undercapitalized” (as defined by reference to other OCC regulations). The OCC has the authority to use its enforcement powers to prohibit a national bank, such as Old National Bank, from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Further, Old National Bank’s ability to pay dividends is restricted if it does not maintain the capital conservation buffer described under “—Capital Adequacy—Capital Requirements” above.
In addition, the FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized” as described under “—Capital Adequacy—Prompt Corrective Action” above.
Transactions with Affiliates. Any transactions between Old National Bank and its subsidiaries, Old National Bancorp, or any other subsidiary of Old National Bancorp are regulated under federal banking law. The Federal Reserve Act imposes quantitative and qualitative requirements and collateral requirements on covered transactions by Old National Bank with, or for the benefit of, its affiliates, and generally requires those transactions to be on terms at least as favorable to Old National Bank as would be a transaction conducted between unaffiliated third-parties. Covered transactions are defined by statute to include:
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
In October 2023, the OCC, together with the Federal Reserve and FDIC, issued a joint final rule to modernize the CRA regulatory framework. The final rule is intended, among other things, to adapt to changes in the banking industry, including the expanded role of mobile and online banking, and to tailor performance standards to account for differences in bank size and business models. The final rule introduces new tests under which the performance of banks with over $2 billion in assets will be assessed. The new rule also includes data collection and reporting requirements, some of which are applicable only to banks with over $10 billion in assets, such as Old National Bank. Most provisions of the final rule will become effective on January 1, 2026, and the data reporting requirements will become effective on January 1, 2027. The final rule is currently enjoined while a federal court considers a challenge to the rule.
Deposit Insurance. A large majority of the deposits of Old National Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) which is administered by the FDIC. Insurance of deposits may be terminated by the FDIC upon a finding that the institution engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or written agreement entered into with the FDIC.
FDIC assessment rates for large institutions that have more than $10 billion of assets, such as Old National Bank, are calculated based on a “scorecard” methodology, based primarily on the difference between the institution’s average of total assets and average tangible equity. The FDIC has the ability to make discretionary adjustments to the total score, up or down, based upon significant risk factors that the FDIC believes are not adequately captured in the scorecard. For large institutions, including Old National Bank, after accounting for potential base-rate adjustments, the total assessment rate could range from 1.5 to 40 basis points on an annualized basis.
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
On November 16, 2023, the FDIC finalized a rule that imposes special assessments to recover the losses to the DIF resulting from the FDIC’s use, in March 2023, of the systemic risk exception to the least-cost resolution test under the Federal Deposit Insurance Act in connection with the receiverships of Silicon Valley Bank and Signature Bank. The FDIC estimated in approving the rule that those assessed losses total approximately $16.3 billion. The rule provides that this loss estimate will be periodically adjusted, which will affect the amount of the special assessment. As of September 30, 2024, the FDIC’s total loss estimate was $24.1 billion, of which $18.9 billion will be recovered through the special assessment. Under the rule, the assessment base is the estimated uninsured deposits that an insured depository institution (“IDI”) reported in its December 31, 2022, Call Report, excluding the first $5 billion in estimated uninsured deposits. The special assessments will be collected at an annual rate of approximately 13.4 basis points per year (3.36 basis points per quarter) over eight quarters in 2024 and 2025, with the first assessment period beginning January 1, 2024. Because the estimated loss pursuant to the systemic risk determination will be periodically adjusted, the FDIC retains the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. In June 2024, due to the increased estimate of losses, the FDIC announced that it projects that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period, at a lower rate. The special assessments are tax deductible. The total of the special assessments for Old National Bank was estimated at $19.1 million, and such amount was recorded as an expense in the quarter the rule was finalized (the quarter ending December 31, 2023). Old National recorded an additional $3.0 million within FDIC assessment expense for this special assessment in the year ended December 31, 2024.
Depositor Preference. The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including depositors whose deposits are payable only outside of the United States, and the parent bank holding company with respect to any extensions of credit it may have made to such insured depository institution.
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
Federal Home Loan Bank System. Old National Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the FHLBI, Old National Bank is required to acquire and hold a minimum amount of shares of capital stock of the FHLBI based on, among other things, the amounts of residential mortgage loans and mortgage-backed securities held by Old National Bank, outstanding borrowings from the FHLBI and the outstanding principal balance of “Acquired Member Assets”, as defined by the FHLBI. As of December 31, 2024, Old National Bank was in compliance with the minimum stock ownership requirement.
Enhanced Prudential Standards. The Dodd-Frank Act, as amended by the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (“EGRRCPA”), directs the Federal Reserve to monitor emerging risks to financial stability and enact enhanced supervision and prudential standards. As a bank holding company with less than $100 billion of total consolidated assets, the Dodd Frank Act’s enhanced prudential standards generally are not applicable to the Company. However, a bank holding company is required to maintain a risk committee that approves and periodically reviews its risk management policies and oversees its risk management framework beginning on the first day of the ninth quarter following the date on which its average total consolidated assets equal or exceed $50 billion. The Company’s total consolidated assets surpassed $50 billion this year but it already maintains a risk committee that performs these functions. In addition, the OCC, as the regulator of national banks, has issued guidelines for national banks with more than $50 billion in assets, such as Old National Bank, that establish certain standards for the design and implementation of a risk governance framework.
Resolution Planning. The FDIC has required IDIs with more than $50 billion in total consolidated assets to submit to the FDIC periodic plans for resolution in the event of the institution’s failure. On June 20, 2024, the FDIC finalized amendments to the resolution planning requirements for IDIs with $50 billion or more in total assets. The amendments require IDIs with between $50 billion and $100 billion in assets to submit informational filings on a three-year cycle, with an interim supplement updating key information submitted in the off years. The final rule became effective October 1, 2024, and Old National Bank’s first submission under the revised rule is due April 1, 2026.
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
Climate-Related and Other ESG Developments. In recent years, federal, state, and international lawmakers and regulators have increased their focus on financial institutions’ and other companies’ risk oversight, disclosures, and practices in connection with climate change and other environmental, social, and governance (“ESG”) matters. For example, in March 2024, the SEC finalized a rule requiring public issuers to provide certain climate-related disclosures in their SEC filings beginning in 2026 with respect to fiscal year 2025 for large accelerated filers like the Company; however, the rule is currently stayed by the SEC pending the outcome of litigation challenging the rule. In addition, several states in which the Company operates have enacted or proposed statutes or regulations addressing climate change and other ESG issues. For example, California enacted climate-related disclosure laws requiring certain companies doing business in California to make certain climate-related disclosures, including but not limited to greenhouse gas emissions data and climate-related risks. On the other hand, certain states in which the Company operates have enacted “anti-ESG” statutes or regulations, or have proposed to enact, statutes that prohibit financial institutions from denying or canceling products or services to a person, or otherwise discriminating against a person in making available products or services, on the basis of social credit scores and certain other factors.
Future Legislation and Regulation. In addition to the specific legislation and regulations described above, various laws and regulations are being considered by federal and state governments and regulatory agencies. Changes in law or regulation, or in the manner in which existing laws or regulations are applied, may change the Company’s and Old National Bank’s operating environment in substantial and unpredictable ways and may increase reporting requirements and compliance costs. These changes could increase the cost of doing business, increase the Company’s expenses, decrease the Company’s revenue, limit or expand permissible activities or change the activities in which the Company chooses to engage, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions in ways that could adversely affect the Company and Old National Bank.
AVAILABLE INFORMATION
All reports filed electronically by Old National with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements, other information and amendments to those reports filed or furnished (as applicable), are accessible at no cost on Old National’s website at www.oldnational.com as soon as reasonably practicable after the electronic submission of such materials to the

SEC. In addition, the SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
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
Old National’s financial performance, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services that Old National offers, is highly dependent upon the business environment in the markets where Old National operates and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters, the severity and frequency of which are increasing as a result of climate change; terrorist acts; or a combination of these or other factors.
An economic downturn, sustained high unemployment levels, stock market volatility, and high levels of inflation have in the past negatively affected, and in the future may negatively affect, our operating results and have had, or may have, a negative effect on the ability of our borrowers to make timely repayments of their loans, increasing the risk of loan defaults and losses. If the forecasts of economic conditions and other economic predictions are not accurate, we may face challenges in accurately estimating the ability of our borrowers to repay their loans. Expectations of negative market and economic conditions are reflected in the allowances for credit losses for loans and debt securities to the estimated extent they will impact the credit losses of loans and debt securities over their remaining lives. The provision for credit losses reports the entire increased credit loss expectations over the remaining lives of the loans and debt securities in the period in which the change in expectation arises. Further, because of the impact of such increased credit losses on earnings and capital, our ability to make loans and pay dividends may be substantially diminished.
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
In recent years, there have been significant changes in inflation and interest rates. Volatility and uncertainty related to inflation and its effects, which could potentially contribute to poor economic conditions, may enhance some of the risks described in this section. For example, higher inflation could reduce demand for our products, adversely affect the creditworthiness of our borrowers or result in lower values for our interest-earning assets and investment securities. Any of these effects, or others that we are not able to predict, could adversely affect our financial condition or results of operations.
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

government on its debt obligations, related credit-rating downgrades, or an economic recession in the United States. Many of our investment securities are issued by the U.S. government and government agencies and sponsored entities. As a result of uncertain domestic political conditions, including potential future federal government shutdowns, the possibility of the federal government defaulting on its obligations for a period of time due to debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose liquidity risks. In connection with prior political disputes over U.S. fiscal and budgetary issues leading to the U.S. government shutdown in 2023, Fitch lowered its long-term sovereign credit rating on the U.S. from AAA to AA+. A further downgrade, or downgrades by other rating agencies, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide.
Old National’s regional concentrations expose it to adverse economic conditions in the locations in which Old National operates.
Substantially all of Old National’s loans are to individuals and businesses in Old National’s market areas in the Midwest and Southeast regions of the United States. Therefore, the Company is, or in the future may be, particularly vulnerable to adverse changes in economic conditions in these regions. The credit quality of the Company’s borrowers may deteriorate for a number of reasons that are outside the Company’s control, including as a result of prevailing economic and market conditions and asset valuations. The trends and risks affecting borrower credit quality, particularly in the Midwest and Southeast regions, have caused, and in the future may cause, the Company to experience impairment charges, which are reductions in the recoverable value of an asset, increased purchase demands, wherein customers make withdrawals with minimum notice, higher costs (e.g., servicing, foreclosure, property maintenance), additional write-downs and losses and a potential impact to engage in lending transactions based on a reduction of customer deposits, which could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
If the Merger is not completed for any reason, there may be various adverse consequences, and Old National may experience negative reactions from the financial markets and from its clients and employees. For example, Old National’s business may have been or may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. Additionally, if the merger agreement is terminated, the market price of Old National common stock could decline to the extent that current market prices reflect a market assumption that the Merger will be beneficial and will be completed. Old National also could be subject to litigation related to any failure to complete the Merger or to proceedings commenced against Old National to perform its obligations under the merger agreement.
Additionally, Old National has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement, as well as the costs and expenses of preparing, filing, printing, and mailing the proxy statement/prospectus, and all filing and other fees paid in connection with the Merger. If the Merger is not completed, Old National would have to pay these expenses without realizing the expected benefits of the Merger.
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
In our market area, Old National encounters significant competition from other commercial banks, savings and loan associations, credit unions, mortgage banking firms, FinTech companies, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds, and other financial services companies. Our competitors may have substantially greater resources and lending limits than Old National does and may offer services that Old National does not or cannot provide. Some of our nonfinancial institution competitors may have fewer regulatory constraints, broader geographic service areas, and, in some cases, lower cost structures and, as a result, may be able to compete more effectively for business. In particular, the activity of marketplace lenders and other FinTechs has grown significantly over recent years and is expected to continue to grow. FinTechs have and may continue to offer bank or bank-like products. For example, a number of FinTechs have applied for, and in some cases received, bank or industrial loan charters. In addition, other FinTechs have partnered with existing banks to allow them to offer deposit products to their customers. Regulatory changes may also make it easier for FinTechs to partner with banks and offer deposit products. Our ability to originate residential mortgage loans has also been adversely affected by the increased competition resulting from the unprecedented involvement of the U.S. government and government-sponsored entities in the residential mortgage market. Other recent regulation has reduced the regulatory burden of large bank holding companies and raised the asset thresholds at which more onerous requirements apply, which could cause certain large bank holding companies with less than $250 billion in total consolidated assets, which were previously subject to more stringent enhanced prudential standards, to become more competitive or to pursue expansion more aggressively. There is also increased competition from out-of-market competitors through online and mobile channels. In addition, the emergence, adoption and evolution of new technologies that do not require intermediation, including distributed ledgers, as well as advances in automation, could significantly affect competition for financial services. Old National’s profitability depends upon our continued ability to compete successfully in our market area.
Our business could suffer if we fail to attract and retain skilled people.
Our success depends, in large part, on our ability to attract and retain key people. Competition for the best employees in most of the activities we engage in can be intense. We may not be able to hire the best people for key roles or retain them. In addition, work-from-home and hybrid work arrangements may exacerbate the challenges of attracting and retaining talented and diverse employees as job markets may be less constrained by physical geography. Our current or future approach to in-office and work-from-home arrangements may not meet the needs or expectations of our current or prospective employees or may not be perceived as favorable as compared to the arrangements offered by competitors, which could adversely affect our ability to attract and retain employees. The loss of any of our key personnel or an inability to continue to attract, retain, and motivate key personnel could adversely affect our business.
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
Old National Bancorp is an entity separate and distinct from Old National Bank. Old National Bank conducts most of our operations, and Old National Bancorp depends upon dividends from Old National Bank to service its debt and to pay dividends to Old National’s shareholders. The availability of dividends from Old National Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition, including liquidity and capital adequacy, of Old National Bank and other factors, that the OCC could assert that the payment of dividends or other payments is an unsafe or unsound practice. In addition, the payment of dividends by our other subsidiaries is also subject to the laws of the subsidiary’s state of incorporation, and regulatory capital and liquidity requirements applicable to such subsidiaries.
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
In the event that Old National Bank was unable to pay dividends to us, we in turn would likely have to reduce or stop paying dividends on our Common Stock. Our failure to pay dividends on our Common Stock could have a material adverse effect on the market price of our Common Stock. See “Business – Supervision and Regulation – Dividends Limitations” and Note 21 to the consolidated financial statements.
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
The Company’s business, as well as the operations and activities of our clients, could be negatively affected by climate change. Climate change presents both physical risks and transition risks to the Company and its clients, and these risks are expected to increase over time. Physical risks refer to the harm arising from acute, climate-related events, such as hurricanes, wildfires, floods, and heatwaves, and chronic shifts in climate, including higher average temperatures, changes in precipitation patterns, sea level rise, and ocean acidification. Transition risks refer to stresses to institutions or sectors arising from the shifts in policy, consumer and business sentiment, or technologies associated with the changes that would be part of a transition to a less carbon-dependent economy. Climate change presents multi-faceted risks, including: operational risk from the physical effects of climate events on the Company and its clients’ facilities and other assets, including the possible reduction of the value, or destruction, of collateral for our loans; credit risk from borrowers with significant exposure to climate risk; legal, regulatory and compliance risks arising from the policy, legal and regulatory changes associated with the transition to a less carbon-dependent economy; and reputational risk from negative public opinion, regulatory scrutiny and reduced investor and stakeholder confidence due to the Company’s actual or perceived action, or inaction, regarding climate change. For example, due to divergent stakeholder views regarding climate change, the Company’s reputation may be harmed due to stakeholder concerns about our practices related to climate change, the Company’s carbon footprint, and the Company’s decision to change or continue to maintain its business relationships with clients who operate in carbon-intensive industries.
In addition, laws, regulations, and the expectations of federal and state banking regulators and supervisory authorities, investors, and other stakeholders regarding appropriate climate risk management, practices and disclosures are continuously evolving and may result in financial institutions, including the Company, being subject to new or heightened requirements and expectations regarding the disclosure and management of their climate risks and related lending, investment and advisory activities. For example, in October 2023, the Federal Reserve, the FDIC and the OCC jointly published interagency guidance on principles for climate-related financial risk management for financial institutions with more than $100 billion in total assets. Although the Company is not subject to the federal banking regulators’ interagency guidance, given that climate change could impose systemic risks upon the financial sector, either via disruptions in economic activity resulting from the physical impacts of climate change or changes in policies as the economy transitions to a less carbon-intensive environment, the Company may face regulatory risk of increasing focus on the Company’s resilience to climate-related risks, including in the context of stress testing for various climate stress scenarios. In addition, ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit, and reputational risks and costs, and may subject the Company to different and potentially conflicting requirements in the various jurisdictions in which it operates.
Although we continue to make efforts to enhance our governance of climate change-related risks and integrate climate considerations into our risk governance framework, the risks associated with climate change are rapidly changing and evolving, making them difficult to assess due to limited data and other uncertainties. For example, climate change may result in increasing premiums for and reduced availability of insurance for our borrowers, including insurance that protects property pledged as collateral, which could negatively affect our ability to assess the risk of potential credit losses.
We could experience increased expenses resulting from strategic planning, litigation, and technology and market changes, and reputational harm as a result of negative public sentiment, regulatory scrutiny, and reduced investor and stakeholder confidence due to our actual or perceived action, or inaction, in response to climate change and our climate change strategy, which, in turn, could have a material negative impact on our business, results of operations, and financial condition.
Old National is exposed to reputational risk.
Old National’s reputation is a key asset to its business. A negative public opinion of the Company and its business can result from any number of activities, including the Company’s lending practices, corporate governance and regulatory compliance, mergers and acquisitions, and ESG matters, and actions taken by regulators, community organizations, investors, and other stakeholders in response to these activities. There has been an increased focus by investors and other stakeholders on topics related to corporate policies and approaches regarding ESG and diversity, equity and inclusion issues. Due to divergent stakeholder views on these matters, the Company is at increased risk that any action, or lack thereof, by the Company concerning these matters will be perceived negatively by some stakeholders, which could negatively affect the Company’s business and reputation.

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
•Agricultural Loans. Repayment is dependent upon the successful operation of the business, which is greatly dependent on many things outside the control of either Old National Bank or the borrowers. These factors include weather, input costs, commodity and land prices, and interest rates. In addition, the effects of climate change could materially increase the credit risks related to agricultural loans in ways that we may not be able to predict.

In addition, as described further in this “Risk Factors” section, the Company’s credit risks may be increased by the impacts of inflation, poor or recessionary economic conditions and financial market volatility.
Growth in our commercial real estate loan portfolio over the past several years, and potential future growth, has resulted in, and may result in further, significant expense to implement risk management procedures and controls to effectively evaluate and monitor the portfolio. At December 31, 2024, commercial real estate loans, including owner-occupied, investor, and real estate construction loans, totaled $16.3 billion, or 45%, of our total loan portfolio. Commercial real estate loans generally involve a greater degree of credit risk than residential mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control. For example, emerging and evolving factors such as work-from-home or hybrid-work arrangements, changing consumer preferences (including for online shopping), changes in occupancy rates as a result of these and other trends have had, and in the future could have, a material effect on our borrowers’ ability to repay their loans.
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
•general conditions in the regions Old National serves or the global or national economy;
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
The Federal Reserve raised benchmark interest rates throughout 2022 and 2023 and held them at a high level until it decreased the benchmark rate by 50 basis points in September 2024, by 25 basis points in November 2024 and by 25 basis points in December 2024. The Federal Reserve may further raise or lower interest rates in response to economic conditions, particularly inflationary pressures and unemployment statistics. Old National’s earnings depend substantially on Old National’s interest rate spread, which is the difference between (i) the rates Old National earns on loans, securities, and other earning assets and (ii) the interest rates Old National pays on deposits and other borrowings. These rates are highly sensitive to many factors beyond Old National’s control, including general economic conditions and the policies of various governmental and regulatory authorities. When market interest rates rise, such as during 2022 and 2023, Old National faces competitive pressure to increase the rates that Old National pays on deposits, which could result in a decrease of Old National’s net interest income. When market interest rates decline, such as during the end of 2024, Old National has experienced, and could in the future experience, fixed-rate loan prepayments and higher investment portfolio cash flows, resulting in a lower yield on earning assets. Sharp fluctuations in interest rates could exacerbate these risks. Old National’s earnings can also be impacted by the spread between short-term and long-term market interest rates.
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
The total amount that the Company pays for funding costs is dependent, in part, on the Company’s ability to maintain or grow its deposits. If the Company is unable to sufficiently maintain or grow its deposits to meet liquidity objectives, it may be subject to paying higher funding costs. The Company competes with banks and other financial services companies for deposits. Increases in short-term interest rates over the past few years, with recent decreases, have resulted in and are expected to continue to result in more intense competition in deposit pricing. If competitors raise the rates they pay on deposits, the Company’s funding costs may increase, either because the Company raises rates to avoid losing deposits or because the Company loses deposits to competitors and must rely on more expensive sources of funding. Customers may also move noninterest-bearing deposits to interest bearing accounts, increasing the cost of those deposits. Checking and savings account balances and other forms of customer deposits may decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. The Company’s bank customers could withdraw their money and put it in alternative investments, causing the Company to lose a lower cost source of funding. Higher funding costs could reduce the Company’s net interest margin and net interest income.
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
Old National Bancorp is a separate and distinct legal entity from its subsidiaries. Old National Bancorp typically receives substantially all of its revenue from subsidiary dividends. These dividends are Old National Bancorp’s principal source of funds to pay dividends on its Common and Preferred Stock, pay interest and principal on its debt, and fund purchases of its Common Stock. Various federal and/or state laws and regulations, as well as regulatory expectations, limit the amount of dividends that Old National Bank and certain non-bank subsidiaries may pay. See “Item 1 — Business — Supervision and Regulation — Dividends Limitations” for a discussion of restrictions on dividends. Limitations on the Company’s ability to receive dividends from its subsidiaries could have a material adverse effect on its liquidity and ability to pay dividends on its stock or interest and principal on its debt, and ability to fund purchases of its Common Stock.
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
As market interest rates have increased, we have experienced unrealized losses on our available-for-sale securities portfolio. Unrealized losses related to available-for-sale securities are reflected in investment securities available-for-sale in our consolidated balance sheets and reduce the level of our book capital and tangible common equity. However, such unrealized losses do not affect our regulatory capital ratios. We actively monitor our available-for-sale securities portfolio, and we do not currently anticipate the need to realize material losses from the sale of securities for liquidity purposes. Furthermore, we believe it is unlikely that we would be required to sell any such securities before recovery of their amortized cost bases, which may be at maturity. Nonetheless, if there are unrealized or realized losses in our securities portfolio, our access to liquidity sources could be adversely affected; tangible capital ratios may decline; the FHLB or other funding sources may reduce our borrowing capacity; or bank regulators may impose restrictions on us that impact the level of interest rates we may pay on deposits or our ability to access brokered deposits. Additionally, significant unrealized or realized losses could negatively impact market and/or customer perceptions of our company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits.

Operational Risks
A failure or breach, including as a result of a cyber-attack, of our operational or security systems, or the systems of our external vendors, could disrupt our business, result in the disclosure of confidential information, damage our reputation, and create significant financial and legal exposure.
Like other U.S. financial services companies, the Company has been and expects to continue to be the target of cyber-attacks and other attempts to disrupt its operations. Although we devote significant resources to maintain and regularly upgrade our systems and processes that are designed to protect the security of our computer systems, software, networks, and other technology assets and the confidentiality, integrity, and availability of information belonging to us and our clients, there is no assurance that our security measures, or those of our external vendors, will provide absolute security. Further, to access our products and services our clients may use computers and mobile devices that are beyond our security control systems. In fact, many other financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyberattacks, and/or malicious code, or by means of phishing attacks, social engineering and other means.
As our reliance on technology systems and the connectivity of third parties (including contractors) and electronic devices to our systems increase, the potential risks of technology-related interruptions in our operations or the occurrence of cyber incidents also increase. Our technologies, systems, and networks, and those of our external vendors, as well as our customers’ devices are periodically the target of cyberattacks and may be the target of future cyberattacks. Malicious actors may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information, including passwords and other identifying information, in order to gain access to data or our systems.
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
Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches, especially because the techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or associated with external service providers or who may be linked to terrorist organizations or hostile foreign governments. As cyber threats continue to evolve, including as a result of the increased use of artificial intelligence, we may be required to expend significant additional resources to continue to modify or enhance our systems or to investigate and remediate vulnerabilities. System enhancements and updates may also create risks associated with implementing and integrating new systems. Due to the complexity and interconnectedness of information technology systems, the process of enhancing our systems can itself create a risk of systems disruptions and security issues.
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
In addition, our operations are exposed to risk that vendors will not perform in accordance with the contracted arrangements under service level agreements. Although we have selected external vendors carefully, we do not control their actions. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements, because of changes in the vendor’s organizational structure, financial condition, support for existing products and services, or strategic focus or for any other reason, could be disruptive to our operations, which could have a material adverse effect on our business and, in turn, our financial condition and results of operations. Replacing a vendor, particularly a large national entity with a dominant market presence, such as a number of our current vendors, could also cause us to incur significant delays and expenses.
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
Old National regularly reviews and updates its internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Old National also maintains an Enterprise Risk Management program designed to identify, manage, mitigate, monitor, aggregate, and report risks. Any system of controls and any system to reduce risk exposure, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Additionally, instruments, systems, models, and strategies used to measure, hedge, or otherwise manage exposure to various types of market compliance, credit, liquidity, operational, and business risks and enterprise-wide risk could be less effective or accurate than anticipated. As a result, Old National may not be able to effectively mitigate its risk exposures in particular market environments or against particular types of risk.
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
A significant portion of the Company's loan portfolio is secured by real property. During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. There is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for certain costs, including remediation and other costs. Environmental laws may require the Company to incur substantial expenses and could materially reduce the affected property's value or limit the Company's ability to sell the affected property or to repay the indebtedness secured by the property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company's exposure to environmental liability. Although the Company has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company's business, financial condition, results of operations, and liquidity.

Old National’s reported financial condition and results of operations depend on management’s selection of accounting methods and require management to make estimates about matters that are uncertain.
Accounting policies and processes are fundamental to the Company’s reported financial condition and results of operations. Some of these policies require the use of estimates and assumptions that may affect the reported amounts of assets or liabilities and financial results. Several of Old National’s accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Pursuant to generally accepted accounting principles, management is required to make certain assumptions and estimates in preparing the Company’s financial statements. If the assumptions or estimates underlying the Company’s financial statements are incorrect, the Company may experience material losses.
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
Our business is highly regulated and the laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change, and there have been significant revisions to the laws, rules, regulations, and supervisory guidance and policies applicable to banks and bank holding companies that have been enacted or proposed in recent years. In addition, we expect that we will remain subject to extensive regulation and supervision, and that the level of regulatory scrutiny may fluctuate over time, based on numerous factors, including the OCC’s heightened standards, which are now applicable to us, changes in U.S. presidential administrations or one or both houses of Congress and public sentiment regarding financial institutions (which can be influenced by scandals and other incidents that involve participants in the industry). We are unable to predict the form or nature of any future changes to the laws, rules, regulations, or supervisory guidance and policies, including the interpretation or implementation thereof. Changes to applicable laws, rules, regulations, and supervisory guidance and policies, including changes in interpretation or implementation thereof, have and could in the future subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with applicable laws, rules, regulations, and supervisory guidance and policies could result in enforcement and other legal actions by federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on our business, financial condition, and results of operations.
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
In 2024, the Company collected $23.3 million in overdraft transaction fees. Members of Congress and the leadership of the OCC and CFPB have expressed a heightened interest in bank overdraft protection programs. On December 12, 2024, the CFPB finalized a rule that significantly reforms the regulatory framework governing overdraft practices applicable to banks such as Old National Bank that have more than $10 billion in assets. The rule will become effective on October 1, 2025. The new rule will likely result in decreased revenue from overdraft transaction fees for Old National Bank. See “Business – Supervision and Regulation – Consumer Financial Protection” herein for more information about this proposed rule. These actions are a component of the CFPB’s broader supervision and enforcement initiative targeting so-called consumer “junk fees.” In addition, the OCC has identified potential options for reform of national bank overdraft protection practices, including providing a grace period before the imposition of a fee, refraining from charging multiple fees in a single day and eliminating fees altogether.
In response to this increased congressional and regulatory scrutiny, and in anticipation of enhanced supervision and enforcement of overdraft protection practices in the future, certain banking organizations have modified their overdraft protection programs, including by discontinuing the imposition of overdraft transaction fees. These competitive pressures from our peers, as well as any further adoption by our regulators of new rules or supervisory guidance or more aggressive examination and enforcement policies in respect of banks’ overdraft protection practices, could cause us to modify our program and practices in ways that may have a negative impact on our revenue and earnings, which, in turn, could have an adverse effect on our financial condition and results of operations. In addition, as supervisory expectations and industry practices regarding overdraft protection programs change, our continued offering of overdraft protection may result in negative public opinion and increased reputation risk.
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
We are involved in legal proceedings concerning matters arising from our business activities and fiduciary responsibilities. We establish an accrual for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. We may still incur legal costs for a matter even if we have not established an accrual. In addition, the actual cost of resolving a legal claim may be substantially higher than any amounts accrued for that matter. The ultimate resolution of a pending or future proceeding, depending on the remedy sought and granted, could materially adversely affect our results of operations and financial condition.
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
As a result, the Company has developed and maintains an Information Security Program (“ISP”) and various related policies, standards, guidelines, and procedures, as a core part of its enterprise risk management program. The ISP establishes control requirements for addressing cybersecurity risks, defines stakeholder roles and responsibilities, and sets the foundation for the program’s importance within the Company. We structure our ISP around the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, regulatory guidance, and other industry standards. In alignment with recommendations from NIST and other relevant industry guidelines, the Company maintains a layered cybersecurity strategy based on prevention, detection, and response/mitigation. Internal and third-party contracted technical and procedural controls include, among others, the following types: preventative (including firewalls, end-point detection and response, data loss prevention, access controls, internal/external penetration testing); detective (such as security monitoring and event management); and responsive (including through business continuity plans and an enterprise-wide Cybersecurity Incident Response Program, which provides a documented framework for handling high-severity security incidents and facilitates coordination across multiple parts of the Company to manage response efforts. The Company administers phishing tests routinely and publishes articles and alerts on its intranet regarding common attack schemes for the employees’ awareness. Information security training is also conducted annually as continuing education for all employees.
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
Cybersecurity risks and updates are reported and discussed on a regular basis within various Old National and Old National Bank management committees that have operational business or information technology oversight or day-to-day implementation, monitoring, and governance responsibility for information security matters. Those include Old National Bank-level committees such as the Information Security and Technology Risk Management Committee (the “ISTRM”), the Risk Executive Committee, the Security Technology Council and the Cyber Threat Management Council. The ISTRM has direct oversight of the ISP. It is chaired by the CISO and meets regularly (generally bi-monthly and no fewer than five times per year) to review the ISP and related cybersecurity matters as outlined in its charter. Members of the ISTRM and the other referenced management committees include the CRO, the CISO, the Chief Information Officer, key senior business operating managers and functional leaders, and other representatives from the Company’s Information Security department. Coordination among these committees, and with other business management committees operating outside the auspice of the Company’s Information Security or Enterprise Risk departments, is intended to help Old National address information security questions in a consistent, coordinated fashion, maintain front-line visibility of the ISP, and promote compliance with Old National security policies and standards.
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
Notwithstanding the extensive approach we take to cybersecurity, the Company continues to face risks and accompanying threats that could have a material adverse effect on the enterprise. We work to manage these risks and threats on a daily basis. We continue to invest in our cybersecurity program, the resiliency of our networks, and work to enhance our internal controls.
ITEM 2.    PROPERTIES
As of December 31, 2024, Old National and its affiliates operated a total of 280 banking centers located primarily throughout the Midwest and Southeast regions of the United States. Of these facilities, 151 were owned and 129 were leased from unaffiliated third parties. See Note 6 Leases to the consolidated financial statements included in Item 8 of Part II of this Form 10-K for additional information.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Old National’s Common Stock is traded on the NASDAQ under the ticker symbol “ONB.” There were 62,288 shareholders of record as of December 31, 2024. Old National did not sell any equity securities during 2024 that were not registered under the Securities Act of 1933.
The following table summarizes the monthly purchases of Common Stock made by Old National during the fourth quarter of 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
10/1/24 - 10/31/24	1,963	$18.06	—	$200,000,000
11/1/24 - 11/30/24	1,556	19.12	—	200,000,000
12/1/24 - 12/31/24	3,166	23.14	—	200,000,000
Total	6,685	$20.71	—	$200,000,000
(1)Consists of shares acquired pursuant to the Company’s share-based incentive programs. Under the terms of the Company’s share-based incentive programs, the Company accepts previously owned shares of common stock surrendered to satisfy tax withholding obligations associated with the vesting of restricted stock or performance shares earned.
(2)On February 19, 2025, the Company’s Board of Directors approved a new stock repurchase program, under which the Company is authorized to repurchase up to $200 million of its outstanding common stock through February 28, 2026. This new stock repurchase program replaces the prior $200 million program that was set to expire on February 28, 2025.

STOCK PERFORMANCE GRAPH
The table below compares five-year cumulative total returns for our Common Stock to cumulative total returns of a broad-based equity market index and published industry indices. The comparison of shareholder returns (change in December year end stock price plus reinvested dividends) for each of the periods assumes that $100 was invested on December 31, 2019, in each of the common stock of the Company, the S&P 500 Index, the KBW NASDAQ Bank Index, and the KBW NASDAQ Regional Banking Index, with investment weighted on the basis of market capitalization.

Total Return Performance
Dollars
225
200
175
150
125
100
75
50
2019
2020
2021
2022
2023
2024
Old National Bancorp
S&P 500 Index
KBW NASDAQ Bank Index
KBW NASDAQ Regional Banking Index

Source: S&P Global Market Intelligence
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is an analysis generally discussing our results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, and financial condition as of December 31, 2024 and 2023. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes. This discussion contains forward-looking statements concerning our business. Readers are cautioned that, by their nature, forward-looking statements are based on estimates and assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from our expectations that are expressed or implied by any forward-looking statement. The discussion in Item 1A, “Risk Factors,” lists some of the factors that could cause our actual results to vary materially from those expressed or implied by any forward-looking statements, and such discussion is incorporated into this discussion by reference. For a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.
GENERAL OVERVIEW
Old National is the sixth largest commercial bank headquartered in the Midwest by asset size and ranks among the top 30 banking companies headquartered in the United States. The Company’s corporate headquarters and principal executive office are located in Evansville, Indiana with commercial and consumer banking operations headquartered in Chicago, Illinois. Through our wholly owned banking subsidiary and non-bank affiliates, we provide a wide range of services primarily throughout the Midwest and Southeast regions of the United States. In addition to providing extensive services in consumer and commercial banking, Old National offers comprehensive wealth management and capital markets services.
CORPORATE DEVELOPMENTS IN 2024
In 2024, Old National successfully navigated a challenging interest rate environment while remaining on offense with our growth strategy, investing in client-facing and key support talent, and remaining opportunistic for new acquisitions. Our peer-leading deposit franchise, disciplined loan growth, strong credit quality, well-managed expenses, and dedicated team members who are committed to our clients and communities enabled us to exceed our expectations that we set as we began 2024. Highlights experienced in 2024 included:
•net income applicable to common shareholders of $523.1 million, or $1.68 per diluted common share;
•granular, low-cost deposit franchise; loan to deposit ratio of 89%;
•growth in total deposits of 10%;
•disciplined loan growth of 10%;
•well-managed expenses; and
•stable credit metrics, including net charge-offs to average loans of 0.17%.
Results for 2024 were impacted by $37.3 million of merger-related expenses, $15.3 million of CECL Day 1 non-PCD provision expense related to the allowance for credit losses established on acquired non-PCD loans, a $13.3 million non-cash, pre-tax expense associated with the distribution of excess pension assets with the resolution of the legacy First Midwest plan, $3.0 million for the FDIC special assessment, $2.6 million of separation expense, and $0.2 million of net securities losses. Excluding these items, net income applicable to common shares for 2024 was $578.1 million, or $1.86 per diluted common share on an adjusted basis. Refer to the “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.
Our net interest income increased 2% to $1.5 billion during 2024, driven by loans and securities acquired in the CapStar transaction as well as strong loan growth and the interest rate environment. Provision for credit losses increased compared to 2023, reflective of provision expense associated with the CapStar merger as well as loan growth, credit migration, net charge-offs, and macroeconomic factors. Noninterest income increased from $333.3 million in 2023 to $354.7 million in 2024 primarily due to the impact of the CapStar merger, higher wealth and investment services fees, mortgage banking revenues, and other income, partially offset by a gain on sale of Visa Class B restricted shares totaling $21.6 million in 2023. Noninterest expense increased $68.1 million in 2024 compared to 2023. Noninterest expense in 2024 included $37.3 million of merger-related expenses, a $13.3 million non-cash, pre-tax expense associated with the distribution of excess pension assets with the resolution of the legacy First Midwest plan, $3.0 million for the FDIC special assessment, and $2.6 million of separation expense. Noninterest expense in 2023 included $28.7 million of merger-related expenses, a $19.1 million FDIC special assessment, $4.4 million of a contract termination charge, $3.4 million of expenses related to the Louisville tragedy, and $1.6 million for property optimization. Excluding these expenses, noninterest expense in 2024 increased $68.9 million, reflective of the additional operating costs associated with the impact of the CapStar merger, as well as higher salary and employee benefits reflective of merit increases.
On April 1, 2024, Old National completed its acquisition of CapStar, strengthening our presence in Nashville and other high-growth Southeastern markets. All system conversions related to the CapStar transaction were completed in early July 2024. Later in 2024, we announced our pending partnership with Bremer Bank; the definitive merger agreement has been unanimously approved by the Boards of Directors of Bremer and Old National. The transaction is subject to customary closing conditions and regulatory approvals, including the approval of Bremer shareholders. The transaction is anticipated to close in the middle of 2025.
BUSINESS OUTLOOK
We enter 2025 building on the strong foundation we established in 2024 as we successfully navigated a challenging interest rate environment while remaining on offense with our growth strategy, investing in key talent, and remaining opportunistic for new partnerships. Our basic banking strategy continues to serve us well, with a focus on low-cost core deposits, which grew by approximately 10% in 2024, funding a corresponding 10% growth in loans. We continue to focus on full client relationships that align with our risk-adjusted return requirements, and our credit quality remains strong as we continue to adhere to our disciplined underwriting process. During the fourth quarter of 2024, we announced our partnership with Bremer Bank, which is headquartered in St. Paul, Minnesota and which will enhance our presence in the upper Midwest across Minnesota, North Dakota, and Wisconsin, expand our opportunities to acquire new clients and build on existing relationships within this footprint.
We are confident in our ability to navigate changes in short-term interest rates, shifts in the yield curve, and overall economic conditions as we have for the past 190 years. We will remain on offense and continue to demonstrate our ability to execute on our strategic priorities. We remain focused on the fundamentals of basic banking, including loan and deposit growth, expansion of revenue-generating businesses, strong credit quality, prudent capital deployment, and disciplined expense management within a sound risk management framework to produce positive operating leverage, which allows us to continue to create value for our shareholders and communities.

FINANCIAL HIGHLIGHTS
The following table sets forth certain financial highlights of Old National for the previous five quarters:

	Three Months Ended
(dollars and shares in thousands, except per share data)	December 31,	September 30,	June 30,	March 31,	December 31,
	2024	2024	2024	2024	2023
Income Statement:
Net interest income	$394,180	$391,724	$388,421	$356,458	$364,408
Taxable equivalent adjustment (1) (3)	5,777	6,144	6,340	6,253	6,100
Net interest income – taxable equivalent basis (3)	399,957	397,868	394,761	362,711	370,508
Provision for credit losses	27,017	28,497	36,214	18,891	11,595
Noninterest income	95,766	94,138	87,271	77,522	100,094
Noninterest expense	276,824	272,283	282,999	262,317	284,235
Net income available to common shareholders	149,839	139,768	117,196	116,250	128,446
Per Common Share Data:
Weighted average diluted common shares	318,803	317,331	316,461	292,207	292,029
Net income (diluted)	$0.47	$0.44	$0.37	$0.40	$0.44
Cash dividends	0.14	0.14	0.14	$0.14	$0.14
Common dividend payout ratio (2)	30%	32%	38%	35%	32%
Book value	$19.11	$19.20	$18.28	$18.24	$18.18
Stock price	21.71	18.66	17.19	17.41	16.89
Tangible common book value (3)	11.91	11.97	11.05	11.10	11.00
Performance Ratios:
Return on average assets	1.14%	1.08%	0.92%	0.98%	1.09%
Return on average common equity	9.83	9.40	8.17	8.74	10.20
Return on average tangible common equity (3)	16.37	15.96	14.07	14.93	18.11
Net interest margin (3)	3.30	3.32	3.33	3.28	3.39
Efficiency ratio (3)	54.37	53.83	57.17	58.34	59.05
Net charge-offs to average loans	0.21	0.19	0.16	0.14	0.12
Allowance for credit losses on loans to ending loans	1.08	1.05	1.01	0.95	0.93
Allowance for credit losses (4) to ending loans	1.14	1.12	1.08	1.03	1.03
Non-performing loans to ending loans	1.23	1.22	0.94	0.98	0.83
Balance Sheet:
Total loans	$36,285,887	$36,400,643	$36,150,513	$33,623,319	$32,991,927
Total assets	53,552,272	53,602,293	53,119,645	49,534,918	49,089,836
Total deposits	40,823,560	40,845,746	39,999,228	37,699,418	37,235,180
Total borrowed funds	5,411,537	5,449,096	6,085,204	5,331,161	5,331,147
Total shareholders’ equity	6,340,350	6,367,298	6,075,072	5,595,408	5,562,900
Capital Ratios:
Risk-based capital ratios:
Tier 1 common equity	11.38%	11.00%	10.73%	10.76%	10.70%
Tier 1	11.98	11.60	11.33	11.40	11.35
Total	13.37	12.94	12.71	12.74	12.64
Leverage ratio (to average assets)	9.21	9.05	8.90	8.96	8.83
Total equity to assets (averages)	11.78	11.60	11.31	11.32	10.81
Tangible common equity to tangible assets (3)	7.41	7.44	6.94	6.86	6.85
Nonfinancial Data:
Full-time equivalent employees	4,066	4,105	4,267	3,955	3,940
Banking centers	280	280	280	258	258
(1)Calculated using the federal statutory tax rate in effect of 21% for all periods.
(2)Cash dividends per common share divided by net income per common share (basic).
(3)Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.
(4)Includes the allowance for credit losses on loans and unfunded loan commitments.

The following table sets forth certain financial highlights of Old National for the year-to-date periods:

	Years Ended December 31,
(dollars and shares in thousands, except per share data)	2024	2023
Income Statement:
Net interest income	$1,530,783	$1,503,153
Taxable equivalent adjustment (1) (3)	24,514	23,428
Net interest income – taxable equivalent basis (3)	1,555,297	1,526,581
Provision for credit losses	110,619	58,887
Noninterest income	354,697	333,342
Noninterest expense	1,094,423	1,026,306
Net income available to common shareholders	523,053	565,857
Per Common Share Data:
Weighted average diluted common shares	311,001	291,855
Net income (diluted)	$1.68	$1.94
Cash dividends	$0.56	$0.56
Common dividend payout ratio (2)	33%	29%
Book value	$19.11	$18.18
Stock price	21.71	16.89
Tangible common book value (3)	11.91	11.00
Performance Ratios:
Return on average assets	1.03%	1.21%
Return on average common equity	9.06	11.29
Return on average tangible common equity (3)	15.37	20.15
Net interest margin (3)	3.31	3.54
Efficiency ratio (3)	55.85	53.70
Net charge-offs to average loans	0.17	0.17
Allowance for credit losses on loans to ending loans	1.08	0.93
Allowance for credit losses (4) to ending loans	1.14	1.03
Non-performing loans to ending loans	1.23	0.83
Balance Sheet:
Total loans	$36,285,887	$32,991,927
Total assets	53,552,272	49,089,836
Total deposits	40,823,560	37,235,180
Total borrowed funds	5,411,537	5,331,147
Total shareholders’ equity	6,340,350	5,562,900
Capital Ratios:
Risk-based capital ratios:
Tier 1 common equity	11.38%	10.70%
Tier 1	11.98	11.35
Total	13.37	12.64
Leverage ratio (to average assets)	9.21	8.83
Total equity to assets (averages)	11.51	10.91
Tangible common equity to tangible assets (3)	7.41	6.85
Nonfinancial Data:
Full-time equivalent employees	4,066	3,940
Banking centers	280	258
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
The Company presents net income per common share and net income applicable to common shares, adjusted for certain notable items. These items include merger-related charges associated with completed and pending acquisitions, debt securities gains/losses, separation expense, CECL Day 1 non-PCD provision expense, distribution of excess pension assets expense, FDIC special assessment expense, gain on sale of Visa Class B restricted shares, expenses related to the tragic April 10, 2023 event at our downtown Louisville location (“Louisville expenses”), contract termination charge, and property optimization charges. Management believes excluding these items from net income per common share and net income applicable to common shares may be useful in assessing the Company's underlying operational performance since these items do not pertain to its core business operations and their exclusion may facilitate better comparability between periods. Management believes that excluding merger-related charges from these metrics may be useful to the Company, as well as analysts and investors, since these expenses can vary significantly based on the size, type, and structure of each acquisition. Additionally, management believes excluding these items from these metrics may enhance comparability for peer comparison purposes.
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

The following table presents GAAP to non-GAAP reconciliations for the previous five quarters:

	Three Months Ended
(dollars and shares in thousands, except per share data)	December 31,	September 30,	June 30,	March 31,	December 31,
	2024	2024	2024	2024	2023
Net income per common share:
Net income applicable to common shares	$149,839	$139,768	$117,196	$116,250	$128,446
Adjustments:
Merger-related charges	8,117	6,860	19,440	2,908	5,529
Debt securities (gains) losses	122	76	(2)	16	825
Separation expense	—	2,646	—	—	—
CECL Day 1 non-PCD provision expense	—	—	15,312	—	—
Distribution of excess pension assets expense	—	—	—	13,318	—
FDIC special assessment	—	—	—	2,994	19,052
Gain on sale of Visa Class B restricted shares	—	—	—	—	(21,635)
Contract termination charge	—	—	—	—	4,413
Less: tax effect on net total adjustments (2)	(2,089)	(2,134)	(7,888)	(4,695)	(1,988)
Net income applicable to common shares, adjusted (1)	$155,989	$147,216	$144,058	$130,791	$134,642
Weighted average diluted common shares outstanding	318,803	317,331	316,461	292,207	292,029
Net income per common share, diluted	$0.47	$0.44	$0.37	$0.40	$0.44
Adjusted net income per common share, diluted (1)	$0.49	$0.46	$0.46	$0.45	$0.46
Tangible common book value:
Shareholders’ common equity	$6,096,631	$6,123,579	$5,831,353	$5,351,689	$5,319,181
Deduct: Goodwill and intangible assets	2,296,098	2,305,084	2,306,204	2,095,511	2,100,966
Tangible shareholders’ common equity (1)	$3,800,533	$3,818,495	$3,525,149	$3,256,178	$3,218,215
Period end common shares	318,980	318,955	318,969	293,330	292,655
Tangible common book value (1)	11.91	11.97	11.05	11.10	11.00
Return on average tangible common equity:
Net income applicable to common shares	$149,839	$139,768	$117,196	$116,250	$128,446
Add: Intangible amortization (net of tax) (2)	5,428	5,558	5,569	4,091	4,402
Tangible net income (1)	$155,267	$145,326	$122,765	$120,341	$132,848
Average shareholders’ common equity	$6,095,234	$5,946,352	$5,735,257	$5,321,823	$5,037,768
Deduct: Average goodwill and intangible assets	2,301,177	2,304,597	2,245,405	2,098,338	2,103,935
Average tangible shareholders’ common equity (1)	$3,794,057	$3,641,755	$3,489,852	$3,223,485	$2,933,833
Return on average tangible common equity (1)	16.37%	15.96%	14.07%	14.93%	18.11%
Net interest margin:
Net interest income	$394,180	$391,724	$388,421	$356,458	$364,408
Taxable equivalent adjustment	5,777	6,144	6,340	6,253	6,100
Net interest income – taxable equivalent basis (1)	$399,957	$397,868	$394,761	$362,711	$370,508
Average earning assets	$48,411,803	$47,905,463	$47,406,849	$44,175,079	$43,701,283
Net interest margin (1)	3.30%	3.32%	3.33%	3.28%	3.39%
Efficiency ratio:
Noninterest expense	$276,824	$272,283	$282,999	$262,317	$284,235
Deduct: Intangible amortization expense	7,237	7,411	7,425	5,455	5,869
Adjusted noninterest expense (1)	$269,587	$264,872	$275,574	$256,862	$278,366
Net interest income – taxable equivalent basis (1) (see above)	$399,957	$397,868	$394,761	$362,711	$370,508
Noninterest income	95,766	94,138	87,271	77,522	100,094
Deduct: Debt securities gains (losses), net	(122)	(76)	2	(16)	(825)
Adjusted total revenue (1)	$495,845	$492,082	$482,030	$440,249	$471,427
Efficiency ratio (1)	54.37%	53.83%	57.17%	58.34%	59.05%
Tangible common equity to tangible assets:
Tangible shareholders’ equity (1) (see above)	$3,800,533	$3,818,495	$3,525,149	$3,256,178	$3,218,215
Assets	$53,552,272	$53,602,293	$53,119,645	$49,534,918	$49,089,836
Deduct: Goodwill and intangible assets	2,296,098	2,305,084	2,306,204	2,095,511	2,100,966
Tangible assets (1)	$51,256,174	$51,297,209	$50,813,441	$47,439,407	$46,988,870
Tangible common equity to tangible assets (1)	7.41%	7.44%	6.94%	6.86%	6.85%
(1)Represents a non-GAAP financial measure.
(2)Calculated using management’s estimate of the annual fully taxable equivalent rates (federal and state).

The following table presents GAAP to non-GAAP reconciliations for the year-to-date periods:

	Years Ended December 31,
(dollars and shares in thousands, except per share data)	2024	2023
Net income per common share:
Net income applicable to common shares	$523,053	$565,857
Adjustments:
Merger-related charges	37,325	28,716
CECL Day 1 non-PCD provision expense	15,312	—
Distribution of excess pension assets expense	13,318	—
FDIC special assessment	2,994	19,052
Separation expense	2,646	—
Debt securities (gains) losses	212	6,265
Gain on sale of Visa Class B restricted shares	—	(21,635)
Contract termination charge	—	4,413
Louisville expenses	—	3,361
Property optimization charges	—	1,559
Less: tax effect on net total adjustments (2)	(16,806)	(8,361)
Net income applicable to common shares, adjusted (1)	$578,054	$599,227
Weighted average diluted common shares outstanding	311,001	291,855
Net income per common share, diluted	$1.68	$1.94
Adjusted net income per common share, diluted (1)	$1.86	$2.05
Tangible common book value:
Shareholders’ common equity	$6,096,631	$5,319,181
Deduct: Goodwill and intangible assets	2,296,098	2,100,966
Tangible shareholders’ common equity (1)	$3,800,533	$3,218,215
Period end common shares	318,980	292,655
Tangible common book value (1)	11.91	11.00
Return on average tangible common equity:
Net income applicable to common shares	$523,053	$565,857
Add: Intangible amortization (net of tax) (2)	20,646	18,116
Tangible net income (1)	$543,699	$583,973
Average shareholders’ common equity	$5,776,011	$5,010,594
Deduct: Average goodwill and intangible assets	2,237,738	2,112,924
Average tangible shareholders’ common equity (1)	$3,538,273	$2,897,670
Return on average tangible common equity (1)	15.37%	20.15%
Net interest margin:
Net interest income	$1,530,783	$1,503,153
Taxable equivalent adjustment	24,514	23,428
Net interest income – taxable equivalent basis (1)	$1,555,297	$1,526,581
Average earning assets	$46,981,267	$43,095,730
Net interest margin (1)	3.31%	3.54%
Efficiency ratio:
Noninterest expense	$1,094,423	$1,026,306
Deduct: Intangible amortization expense	27,528	24,155
Adjusted noninterest expense (1)	$1,066,895	$1,002,151
Net interest income – taxable equivalent basis (1) (see above)	$1,555,297	$1,526,581
Noninterest income	354,697	333,342
Deduct: Debt securities gains (losses), net	(212)	(6,265)
Adjusted total revenue (1)	$1,910,206	$1,866,188
Efficiency ratio (1)	55.85%	53.70%
Tangible common equity to tangible assets:
Tangible shareholders’ equity (1) (see above)	$3,800,533	$3,218,215
Assets	$53,552,272	$49,089,836
Deduct: Goodwill and intangible assets	2,296,098	2,100,966
Tangible assets (1)	$51,256,174	$46,988,870
Tangible common equity to tangible assets (1)	7.41%	6.85%
(1)Represents a non-GAAP financial measure.
(2)Calculated using management’s estimate of the annual fully taxable equivalent rates (federal and state).

RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National:

	Years Ended December 31,
(dollars in thousands, except per share data)	2024	2023	2022
Income Statement Summary:
Net interest income	$1,530,783	$1,503,153	$1,327,936
Provision for credit losses	110,619	58,887	144,799
Noninterest income	354,697	333,342	399,779
Noninterest expense	1,094,423	1,026,306	1,038,183
Net income applicable to common shareholders	523,053	565,857	414,169
Net income per common share – diluted	1.68	1.94	1.50
Other Data:
Return on average common equity	9.06%	11.29%	8.92%
Return on average tangible common equity (1)	15.37%	20.15%	16.34%
Efficiency ratio (1)	55.85%	53.70%	57.97%
Tier 1 leverage ratio	9.21%	8.83%	8.52%
Net charge-offs (recoveries) to average loans	0.17%	0.17%	0.06%
(1)    Represents a non-GAAP financial measure. Refer to “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.
Net Interest Income
Net interest income is the most significant component of our earnings, comprising 81% of 2024 revenues. Net interest income and net interest margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of interest-earning assets and interest-bearing liabilities.
The Federal Reserve decreased its interest rates during 2024. The Federal Reserve’s Federal Funds range is currently in a target range of 4.25% to 4.50%, with the Effective Federal Funds Rate at 4.33% at December 31, 2024, and 5.33% at December 31, 2023. Management actively takes balance sheet restructuring, derivative, and deposit pricing actions to help mitigate interest rate risk. See the section of this Item 7 titled “Market Risk” for additional information regarding this risk.
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

	2024			2023			2022
(Taxable equivalent basis, dollars in thousands)	Average Balance	Income (1)/ Expense	Yield/ Rate	Average Balance	Income (1)/ Expense	Yield/ Rate	Average Balance	Income (1)/ Expense	Yield/ Rate
Earning Assets
Money market and other interest- earning investments	$887,771	$45,835	5.16%	$826,453	$39,683	4.80%	$812,296	$2,814	0.35%
Investment securities:
Treasury and government- sponsored agencies	2,288,053	87,489	3.82	2,322,792	84,771	3.65	2,290,229	47,932	2.09
Mortgage-backed securities	5,829,322	185,633	3.18	5,178,940	136,827	2.64	5,562,442	129,411	2.33
States and political subdivisions	1,672,493	56,006	3.35	1,749,722	57,847	3.31	1,805,433	57,688	3.20
Other securities	781,969	47,821	6.12	776,456	39,166	5.04	687,926	24,133	3.51
Total investment securities	10,571,837	376,949	3.57	10,027,910	318,611	3.18	10,346,030	259,164	2.50
Loans: (2)
Commercial	10,166,184	711,562	7.00	9,570,639	639,131	6.68	8,252,237	397,228	4.81
Commercial real estate	15,698,854	1,028,387	6.55	13,405,946	825,053	6.15	11,147,967	489,499	4.39
Residential real estate loans	6,823,798	266,116	3.90	6,646,684	243,646	3.67	5,622,901	201,637	3.59
Consumer	2,832,823	197,316	6.97	2,618,098	164,125	6.27	2,570,355	122,274	4.76
Total loans	35,521,659	2,203,381	6.20	32,241,367	1,871,955	5.81	27,593,460	1,210,638	4.39
Total earning assets	46,981,267	$2,626,165	5.59%	43,095,730	$2,230,249	5.18%	38,751,786	$1,472,616	3.80%
Less: Allowance for credit losses on loans	(348,638)			(302,486)			(261,534)
Non-Earning Assets
Cash and due from banks	394,350			413,569			355,391
Other assets	5,275,427			4,945,394			4,404,057
Total assets	$52,302,406			$48,152,207			$43,249,700
Interest-Bearing Liabilities
Checking and NOW accounts	$7,554,510	$112,741	1.49%	$7,664,183	$94,263	1.23%	$8,104,844	$21,321	0.26%
Savings accounts	4,919,559	19,922	0.40	5,638,766	14,941	0.26	6,342,697	3,367	0.05
Money market accounts	10,905,756	406,739	3.73	7,249,497	206,634	2.85	4,961,159	11,882	0.24
Time deposits, excluding brokered deposits	5,492,898	230,132	4.19	3,875,984	123,428	3.18	2,312,935	10,801	0.47
Brokered deposits	1,447,491	76,728	5.30	913,349	45,094	4.94	45,796	1,722	3.76
Total interest-bearing deposits	30,320,214	846,262	2.79	25,341,779	484,360	1.91	21,767,431	49,093	0.23
Federal funds purchased and interbank borrowings	57,950	3,262	5.63	229,386	11,412	4.98	151,243	5,021	3.32
Securities sold under agreements to repurchase	258,630	2,752	1.06	332,853	3,299	0.99	440,619	843	0.19
FHLB advances	4,473,800	177,317	3.96	4,568,964	161,860	3.54	2,986,006	51,524	1.73
Other borrowings	784,994	41,275	5.26	822,471	42,737	5.20	619,659	19,785	3.19
Total borrowed funds	5,575,374	224,606	4.03	5,953,674	219,308	3.68	4,197,527	77,173	1.84
Total interest-bearing liabilities	$35,895,588	$1,070,868	2.98%	$31,295,453	$703,668	2.25%	$25,964,958	$126,266	0.49%
Noninterest-Bearing Liabilities and Shareholders’ Equity
Demand deposits	9,424,577			10,633,806			11,750,306
Other liabilities	962,511			968,635			676,940
Shareholders’ equity	6,019,730			5,254,313			4,857,496
Total liabilities and shareholders’ equity	$52,302,406			$48,152,207			$43,249,700

Net interest income - taxable equivalent basis		$1,555,297	3.31%		$1,526,581	3.54%		$1,346,350	3.47%
Taxable equivalent adjustment		(24,514)			(23,428)			(18,414)
Net interest income (GAAP)		$1,530,783	3.26%		$1,503,153	3.49%		$1,327,936	3.43%
(1)Interest income is reflected on a fully taxable equivalent basis.
(2)Includes loans held-for-sale.

The following table presents the dollar amount of changes in taxable equivalent net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid for the years ended December 31.

	From 2023 to 2024			From 2022 to 2023
	Total	Attributed to		Total	Attributed to
(dollars in thousands)	Change (1)	Volume	Rate	Change (1)	Volume	Rate
Interest Income
Money market and other interest-earning investments	$6,152	$3,060	$3,092	$36,869	$386	$36,483
Investment securities (2)	58,338	18,338	40,000	59,447	(9,039)	68,486
Loans (3)	331,426	196,965	134,461	661,317	236,892	424,425
Total interest income	395,916	218,363	177,553	757,633	228,239	529,394
Interest Expense
Checking and NOW deposits	18,478	(1,399)	19,877	72,942	(3,411)	76,353
Savings deposits	4,981	(2,392)	7,373	11,574	(1,049)	12,623
Money market deposits	200,105	120,256	79,849	194,752	35,379	159,373
Time deposits, excluding brokered deposits	106,704	59,488	47,216	112,627	28,646	83,981
Brokered deposits	31,634	27,367	4,267	43,372	37,726	5,646
Federal funds purchased and interbank borrowings	(8,150)	(9,090)	940	6,391	3,237	3,154
Securities sold under agreements to repurchase	(547)	(758)	211	2,456	(637)	3,093
Federal Home Loan Bank advances	15,457	(3,551)	19,008	110,336	41,837	68,499
Other borrowings	(1,462)	(1,953)	491	22,952	8,484	14,468
Total interest expense	367,200	187,968	179,232	577,402	150,212	427,190
Net interest income - taxable equivalent basis	$28,716	$30,395	$(1,679)	$180,231	$78,027	$102,204
(1)    The variance not solely due to rate or volume is allocated equally between the rate and volume variances.
(2)    Interest on investment securities includes the effect of taxable equivalent adjustments of $11.1 million in 2024, $11.5 million in 2023, and $11.5 million in 2022; using the federal statutory tax rate in effect of 21%.
(3)    Interest on loans includes the effect of taxable equivalent adjustments of $13.4 million in 2024, $11.9 million in 2023, and $6.9 million, in 2022; using the federal statutory tax rate in effect of 21%.
Net interest income in 2024 increased compared to 2023 primarily due to loans and securities acquired in the CapStar transaction as well as strong loan growth, higher rates on loans and investment securities, and higher accretion income, partially offset by higher balances and costs of average interest-bearing liabilities. Accretion income associated with acquired loans and borrowings totaled $50.8 million in 2024, compared to $28.3 million in 2023.
The decrease in the net interest margin on a fully taxable equivalent basis in 2024 when compared to 2023 was primarily due to higher balances and costs of average interest-bearing liabilities, partially offset by loan growth as well as higher yields on loans. The yield on average earning assets increased 41 basis points from 5.18% in 2023 to 5.59% in 2024 and the cost of interest-bearing liabilities increased 73 basis points from 2.25% in 2023 to 2.98% in 2024. Average earning assets increased by $3.9 billion, or 9%, primarily due to a $3.3 billion increase in average loans. Average interest-bearing liabilities increased $4.6 billion, or 15%, reflecting a $5.0 billion increase in average interest-bearing deposits, partially offset by a reduction in average borrowed funds. Average noninterest-bearing deposits decreased by $1.2 billion.
The increase in average earning assets in 2024 compared to 2023 was primarily due to loans and securities acquired in the CapStar transaction as well as strong loan growth. The loan portfolio, including loans held-for-sale, which generally has an average yield higher than the investment portfolio, was 76% of average interest earning assets in 2024, compared to 75% in 2023.

Average loans, including loans held-for-sale, increased $3.3 billion in 2024 compared to 2023 primarily due to loans acquired in the CapStar transaction as well as strong commercial real estate loan growth. Loans acquired in the CapStar transaction totaled $2.1 billion at transaction close.
Average non-interest-bearing deposits decreased $1.2 billion in 2024 compared to 2023 while average interest-bearing deposits increased $5.0 billion reflecting a mix shift as a result of the current rate environment, deposits assumed in the CapStar transaction, and organic growth. Total deposit growth in 2024 has allowed us to organically fund loan growth. Deposits assumed in the CapStar transaction totaled $2.6 billion at the close of the transaction.
Provision for Credit Losses
The following table details the components of provision for credit losses:

	Years Ended December 31,			% Change From Prior Year
(dollars in thousands)	2024	2023	2022	2024	2023
Provision for credit losses on loans	$120,191	$59,849	$123,340	100.8%	(51.5)%
Provision (release) for credit losses on unfunded loan commitments	(9,572)	(962)	21,309	895.0	(104.5)
Provision for credit losses on held-to- maturity securities	—	—	150	N/A	(100.0)
Total provision for credit losses	$110,619	$58,887	$144,799	87.8%	(59.3)%

Net (charge-offs) recoveries on non-PCD loans	$(44,675)	$(31,432)	$(4,911)	42.1%	540.0%
Net (charge-offs) recoveries on PCD loans	(17,329)	(24,478)	(11,188)	(29.2)	118.8
Total net (charge-offs) recoveries on loans	$(62,004)	$(55,910)	$(16,099)	10.9%	247.3%
Net charge-offs (recoveries) to average loans	0.17%	0.17%	0.06%	—%	183.3%
Total provision for credit losses increased $51.7 million in 2024 compared to 2023 primarily due to loan growth, credit migration, net charge-offs, and macroeconomic factors. In addition, the provision for credit losses on loans in 2024 included $15.3 million to establish an allowance for credit losses on non-PCD loans acquired in the CapStar transaction. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, provision expense may be volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance. For additional information about non-performing loans, charge-offs, and additional items impacting the provision, refer to the “Risk Management – Credit Risk” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Noninterest Income
We generate revenues in the form of noninterest income through client fees, sales commissions, and gains and losses from our core banking franchise and other related businesses, such as wealth management, investment consulting, and investment products. This source of revenue as a percentage of total revenue was 19% in 2024 compared to 18% in 2023.

The following table details the components of noninterest income:

	Years Ended December 31,			% Change From Prior Year
(dollars in thousands)	2024	2023	2022	2024	2023
Wealth and investment services fees	$116,791	$107,784	$100,851	8.4%	6.9%
Service charges on deposit accounts	78,175	71,945	72,501	8.7	(0.8)
Debit card and ATM fees	43,400	42,153	40,227	3.0	4.8
Mortgage banking revenue	26,237	16,319	23,015	60.8	(29.1)
Capital markets income	20,299	24,419	25,986	(16.9)	(6.0)
Company-owned life insurance	20,987	15,397	14,564	36.3	5.7
Debt securities gains (losses), net	(212)	(6,265)	(88)	(96.6)	N/M
Gain on sale of Visa Class B restricted shares	—	21,635	—	(100.0)	N/A
Gain on sale of health savings accounts	—	—	90,673	N/A	(100.0)
Other income	49,020	39,955	32,050	22.7	24.7
Total noninterest income	$354,697	$333,342	$399,779	6.4%	(16.6)%
Noninterest income increased $21.4 million in 2024 compared to 2023. Noninterest income in 2023 was impacted by a gain on sale of Visa Class B restricted shares totaling $21.6 million as well as $6.3 million of net losses on sales of debt securities. Excluding these items, noninterest income grew $36.9 million primarily due to the acquisition of CapStar, higher wealth and investment services fees, mortgage banking revenue, and other income.
Wealth and investment services fees increased $9.0 million in 2024 compared to 2023 primarily due to higher wealth management fees as a result of continued sales to new and existing customers as well as favorable market conditions and the impact of the acquisition of CapStar.
Mortgage banking revenue increased $9.9 million in 2024 compared to 2023 primarily due to higher mortgage originations and increased loan sales.
During the fourth quarter of 2023, the Company recognized a $21.6 million pre-tax gain on sale of Visa Class B restricted shares in noninterest income. Prior to the sale, the shares were carried at zero cost basis due to uncertainty surrounding the ability of the Company to transfer or otherwise liquidate the shares. After the sale, the Company did not hold any remaining Visa Class B restricted shares. See Note 20 to the consolidated financial statements for additional details on the Visa Class B restricted shares.
Other income increased $9.1 million in 2024 compared to 2023 primarily due to additional other income associated with the acquisition of CapStar, discrete items in 2024, and higher commercial loan fees.

Noninterest Expense
The following table details the components of noninterest expense:

	Years Ended December 31,			% Change From Prior Year
(dollars in thousands)	2024	2023	2022	2024	2023
Salaries and employee benefits	$603,095	$546,364	$575,626	10.4%	(5.1)%
Occupancy	110,429	106,676	100,421	3.5	6.2
Equipment	36,588	32,163	27,637	13.8	16.4
Marketing	45,607	39,511	32,264	15.4	22.5
Technology	88,797	80,343	84,865	10.5	(5.3)
Communication	17,337	16,980	18,846	2.1	(9.9)
Professional fees	35,291	27,335	39,046	29.1	(30.0)
FDIC assessment	44,681	56,730	19,332	(21.2)	193.5
Amortization of intangibles	27,528	24,155	25,857	14.0	(6.6)
Amortization of tax credit investments	13,329	15,367	10,961	(13.3)	40.2
Property optimization	—	1,559	26,818	(100.0)	(94.2)
Other expense	71,741	79,123	76,510	(9.3)	3.4
Total noninterest expense	$1,094,423	$1,026,306	$1,038,183	6.6%	(1.1)%
Noninterest expense increased $68.1 million in 2024 compared to 2023. Noninterest expense in 2024 included $37.3 million of merger-related expenses, a $13.3 million non-cash, pre-tax expense associated with the distribution of excess pension assets with the resolution of the legacy First Midwest plan, $3.0 million for the FDIC special assessment, and $2.6 million of separation expense. Noninterest expense in 2023 included $28.7 million of merger-related expenses, a $19.1 million FDIC special assessment, $4.4 million of a contract termination charge, $3.4 million of expenses related to the Louisville tragedy, and $1.6 million for property optimization. Excluding these expenses, noninterest expense in 2024 increased $68.9 million, reflective of the additional operating costs associated with the acquisition of CapStar, as well as higher salary and employee benefits reflective of merit increases.
FDIC assessment expense decreased $12.0 million in 2024 compared to 2023 primarily due to FDIC special assessments totaling $3.0 million and $19.1 million in 2024 and 2023, respectively, partially offset by higher assessment rates and deposit balances. On November 16, 2023, the FDIC finalized a rule that imposes special assessments to recover the losses to the DIF resulting from the FDIC’s use, in March 2023, of the systemic risk exception to the least-cost resolution test under the Federal Deposit Insurance Act in connection with the receiverships of Silicon Valley Bank and Signature Bank. The FDIC estimated in approving the rule that those assessed losses total approximately $16.3 billion. The rule provides that this loss estimate will be periodically adjusted, which will affect the amount of the special assessment. Under the rule, the assessment base is the estimated uninsured deposits that an IDI reported in its December 31, 2022 Call Report, excluding the first $5 billion in estimated uninsured deposits. The special assessments will be collected at an annual rate of approximately 13.4 basis points per year (3.36 basis points per quarter) over eight quarters in 2024 and 2025, with the first assessment period beginning January 1, 2024. Because the estimated loss pursuant to the systemic risk determination will be periodically adjusted, the FDIC retains the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. In its December 31, 2022 Call Report, Old National Bank reported estimated uninsured deposits of approximately $12.0 billion. The total of the special assessments for Old National Bank was estimated at $19.1 million, and such amount was recorded as an expense in the year ended December 31, 2023. Old National recorded an additional $3.0 million within FDIC assessment expense for this special assessment in the year ended December 31, 2024.
Provision for Income Taxes
We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by a tax benefit from our tax credit investments and interest on tax-exempt securities and loans. The effective tax rate was 20.8% in 2024 compared to 22.5% in 2023. The lower effective tax rate in 2024 compared to 2023 reflected decreases in pre-tax book income and state income taxes combined with increases in tax credits and tax-exempt income. The decrease in state income taxes reflected the recognition of previously unrecognized tax benefits due to the expiration of the statute of limitations. See Note 15 to the consolidated financial statements for additional details on Old National’s income tax provision.
FINANCIAL CONDITION
Overview
At December 31, 2024, our assets were $53.6 billion, a $4.5 billion increase compared to $49.1 billion at December 31, 2023. The increase was driven primarily by the acquisition of CapStar, as well as disciplined loan growth.
Earning Assets
Our earning assets are comprised of investment securities, portfolio loans, loans held-for-sale, money market investments, interest-earning accounts with the Federal Reserve, and equity securities. Earning assets were $48.0 billion at December 31, 2024, an increase of $4.1 billion compared to earning assets of $43.9 billion at December 31, 2023.
Investment Securities
We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity based on fluctuating interest rates or changes in our funding requirements.
The investment securities portfolio, including equity securities, was $10.9 billion at December 31, 2024, compared to $10.2 billion at December 31, 2023. The increase was driven primarily by the acquisition of CapStar. Investment securities represented 23% of earning assets at both December 31, 2024 and December 31, 2023. At December 31, 2024, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.
The investment securities available-for-sale portfolio had net unrealized losses of $890.5 million and $869.5 million at December 31, 2024 and December 31, 2023, respectively. The investment securities held-to-maturity portfolio had net unrealized losses of $483.7 million and $412.3 million at December 31, 2024 and December 31, 2023, respectively.
The investment securities available-for-sale portfolio including securities hedges had an effective duration of 4.11 at December 31, 2024, compared to 4.24 at December 31, 2023. The total investment securities portfolio had an effective duration of 5.09 at December 31, 2024, compared to 5.35 at December 31, 2023. Effective duration represents the percentage change in the fair value of the portfolio in response to a change in interest rates and is used to evaluate the portfolio’s price volatility at a single point in time. Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage. The weighted average yields on investment securities, on a taxable equivalent basis, were 3.57% in 2024 and 3.18% in 2023.
Loan Portfolio
We lend to commercial and commercial real estate clients in many diverse industries including real estate rental and leasing, manufacturing, healthcare, wholesale trade, construction, and agriculture, among others. Old National manages concentrations of credit exposure by industry, product, geography, client relationship, and loan size.

The following table presents the composition of the loan portfolio at December 31.

(dollars in thousands)	2024	2023	$ Change	% Change
Commercial	$10,288,560	$9,512,230	$776,330	8.2%
Commercial real estate	16,307,486	14,140,629	2,166,857	15.3
Residential real estate	6,797,586	6,699,443	98,143	1.5
Consumer	2,892,255	2,639,625	252,630	9.6
Total loans	36,285,887	32,991,927	3,293,960	10.0
Allowance for credit losses on loans	(392,522)	(307,610)	(84,912)	27.6
Net loans	$35,893,365	$32,684,317	$3,209,048	9.8%
The following table presents the contractual maturity distribution and rate sensitivity of loans at December 31, 2024 and an analysis of these loans that have fixed and floating interest rates. The table does not take into account repricing or other forecast assumptions.

(dollars in thousands)	Within 1 Year	After 1 - 5 Years	After 5 - 15 Years	After 15 Years	Total	% of Total
Commercial
Interest rates:
Fixed	$707,228	$1,723,046	$491,330	$166,772	$3,088,376	30%
Floating	1,887,785	4,281,241	967,909	63,249	7,200,184	70
Total	$2,595,013	$6,004,287	$1,459,239	$230,021	$10,288,560	100%

Commercial Real Estate
Interest rates:
Fixed	$926,388	$4,112,008	$901,982	$173,643	$6,114,021	37%
Floating	2,799,704	6,042,691	1,331,299	19,771	10,193,465	63
Total	$3,726,092	$10,154,699	$2,233,281	$193,414	$16,307,486	100%

Residential Real Estate
Interest rates:
Fixed	$167,532	$2,007,874	$1,353,280	$1,759,147	$5,287,833	78%
Floating	33,177	146,638	428,537	901,401	1,509,753	22
Total	$200,709	$2,154,512	$1,781,817	$2,660,548	$6,797,586	100%

Consumer
Interest rates:
Fixed	$348,294	$1,040,675	$149,201	$37,162	$1,575,332	54%
Floating	40,794	181,299	168,857	925,973	1,316,923	46
Total	$389,088	$1,221,974	$318,058	$963,135	$2,892,255	100%

The following table presents the composition of the loan portfolio by state:

(dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total Loans	Percent of Total
December 31, 2024
Illinois	$2,806,900	$3,729,569	$1,373,409	$578,009	$8,487,887	23%
Indiana	1,572,681	1,829,208	1,064,843	904,224	5,370,956	15
Minnesota	945,820	2,188,040	594,585	144,577	3,873,022	11
Wisconsin	857,801	2,128,859	477,489	143,734	3,607,883	10
Michigan	588,542	1,437,963	654,828	257,585	2,938,918	8
Tennessee	391,033	1,247,478	204,366	251,273	2,094,150	6
Kentucky	399,139	592,848	264,513	390,503	1,647,003	5
Florida	158,941	389,681	380,214	32,173	961,009	3
Texas	225,202	272,004	260,126	16,088	773,420	2
California	174,993	26,733	417,028	37,807	656,561	2
Ohio	300,899	322,350	5,990	16,719	645,958	2
Other	1,866,609	2,142,753	1,100,195	119,563	5,229,120	13
Total	$10,288,560	$16,307,486	$6,797,586	$2,892,255	$36,285,887	100%
Geographic location in the preceding table is determined by collateral location for real estate loans and borrower location for non-real estate loans.
Commercial and Commercial Real Estate Loans
Commercial and commercial real estate loans are the largest classifications within earning assets, representing 55% at December 31, 2024, compared to 54% at December 31, 2023. At December 31, 2024, commercial and commercial real estate loans were $26.6 billion, an increase of $2.9 billion compared to December 31, 2023 driven primarily by the acquisition of CapStar, as well as disciplined loan production that was well balanced across our market footprint and product lines.

The following table provides detail on commercial loans by industry classification (as defined by the North American Industry Classification System) and by loan size at December 31.

	2024			2023
(dollars in thousands)	Outstanding	Exposure(1)	Nonaccrual	Outstanding	Exposure(1)	Nonaccrual
By Industry:
Manufacturing	$1,724,108	$2,884,035	$29,886	$1,589,727	$2,734,935	$7,408
Health care and social assistance	1,657,229	1,982,352	1,636	1,567,286	1,949,250	7,390
Real estate rental and leasing	1,024,315	1,500,570	7,915	686,008	1,035,073	700
Wholesale trade	780,643	1,480,859	2,192	748,058	1,541,951	3,789
Construction	740,093	1,680,577	11,690	554,312	1,437,025	2,040
Finance and insurance	617,151	1,018,320	141	637,630	966,842	1
Accommodation and food services	579,424	679,087	7,146	389,591	503,990	705
Professional, scientific, and technical services	558,589	987,800	7,486	458,133	821,738	3,825
Transportation and warehousing	459,988	597,413	21,771	453,630	703,976	1,746
Administrative and support and waste management and remediation services	392,955	573,061	3,363	321,018	487,359	347
Retail trade	305,245	554,620	12,781	345,944	620,308	5,273
Agriculture, forestry, fishing, and hunting	278,554	391,072	2,822	255,811	392,098	415
Educational services	243,843	372,777	5	263,539	406,867	7
Other services	236,870	366,265	8,995	208,012	400,195	9,328
Public administration	167,410	191,005	—	216,939	285,963	—
Other	522,143	852,984	5,975	816,592	1,111,030	1,537
Total	$10,288,560	$16,112,797	$123,804	$9,512,230	$15,398,600	$44,511

By Loan Size:
Less than $200,000	3%	3%	4%	3%	3%	5%
$200,000 to $1,000,000	12	11	14	11	10	20
$1,000,000 to $5,000,000	24	24	50	24	25	48
$5,000,000 to $10,000,000	14	15	8	16	16	7
$10,000,000 to $25,000,000	29	28	24	31	28	20
Greater than $25,000,000	18	19	—	15	18	—
Total	100%	100%	100%	100%	100%	100%
(1)    Includes unfunded loan commitments.
The following table provides detail on commercial real estate loans classified by property type at December 31.

	2024			2023
(dollars in thousands)	Outstanding	Exposure(1)	Nonaccrual	Outstanding	Exposure(1)	Nonaccrual
By Property Type:
Multifamily	$5,620,340	$6,752,819	$85,937	$4,794,605	$6,422,311	$6,050
Warehouse / Industrial	3,034,854	3,331,289	8,401	2,704,656	3,308,273	6,459
Retail	2,295,808	2,372,912	8,435	1,886,233	1,958,254	29,823
Office	2,126,618	2,256,299	46,078	1,948,430	2,112,157	58,111
Senior housing	852,376	872,162	50,443	848,903	947,168	41,632
Single family	531,679	545,717	6,278	450,560	476,946	3,187
Other (2)	1,845,811	2,118,461	28,660	1,507,242	1,824,177	15,530
Total	$16,307,486	$18,249,659	$234,232	$14,140,629	$17,049,286	$160,792
(1)    Includes unfunded loan commitments.
(2)    Other includes commercial development, agriculture real estate, hotels, self-storage, land development, religion, and mixed-use properties.

The mix of properties securing the loans in our commercial real estate portfolio is comprised of owner-occupied and non-owner-occupied categories and is diverse in terms of type and geographic location, generally within the Company’s primary market area. Approximately 27% of the commercial real estate portfolio is owner-occupied as of December 31, 2024, compared to 25% at December 31, 2023.
The Company actively reviews its broader loan portfolio in the normal course of business and has performed a targeted review of contractual maturities in its non-owner-occupied commercial real estate portfolio as part of its response to current market conditions to identify exposure to credit risk associated with renewals. At December 31, 2024, the Company held $459.6 million of non-owner-occupied commercial real estate, or 1% of total loans, that mature within 18 months with an interest rate below 4%.
Residential Real Estate Loans
Residential real estate loans held in our portfolio increased $98.1 million to $6.8 billion at December 31, 2024, compared to December 31, 2023 driven primarily by the acquisition of CapStar, as well as organic growth. Changes in interest rates may impact the number of refinancings and new originations of residential real estate loans. If interest rates decrease in the future, there may be an increase in refinancings and new originations of residential real estate loans. Conversely, future increases in interest rates may result in a decline in the level of refinancings and new originations of residential real estate loans.
Consumer Loans
Consumer loans, including automobile loans, personal, and home equity loans and lines of credit, increased $252.6 million to $2.9 billion at December 31, 2024 compared to December 31, 2023 driven primarily by the acquisition of CapStar, as well as organic growth.
Allowance for Credit Losses on Loans and Unfunded Loan Commitments
At December 31, 2024, the allowance for credit losses on loans was $392.5 million, compared to $307.6 million at December 31, 2023. The increase was driven primarily by the acquisition of CapStar, as well as organic loan growth and other factors. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, provision expense may be volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.
We maintain an allowance for credit losses on unfunded loan commitments to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses on loans, modified to take into account the probability of a drawdown on the commitment. The allowance for credit losses on unfunded loan commitments is classified as a liability account on the balance sheet within accrued expenses and other liabilities, while the corresponding provision for unfunded loan commitments is included in the provision for credit losses. The allowance for credit losses on unfunded loan commitments totaled $21.7 million at December 31, 2024, compared to $31.2 million at December 31, 2023.
Additional information about our Allowance for Credit Losses is included in the “Risk Management – Credit Risk” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1 and 4 to the consolidated financial statements.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets at December 31, 2024 totaled $2.3 billion, an increase of $195.1 million compared to December 31, 2023 as a result of goodwill and other intangible assets recorded with the acquisition of CapStar.
Other Assets
Other assets at December 31, 2024 increased $175.8 million compared to December 31, 2023 primarily due to higher alternative investments.

Funding
The following table summarizes Old National’s total funding, comprised of deposits and wholesale borrowings at December 31:

(dollars in thousands)	2024	2023	$ Change	% Change
Deposits:
Noninterest-bearing demand	$9,399,019	$9,664,247	$(265,228)	(2.7)%
Interest-bearing:
Checking and NOW	8,040,331	7,331,487	708,844	9.7
Savings	4,753,279	5,099,186	(345,907)	(6.8)
Money market	11,875,192	9,561,116	2,314,076	24.2
Time deposits	6,755,739	5,579,144	1,176,595	21.1
Total deposits	40,823,560	37,235,180	3,588,380	9.6
Wholesale borrowings:
Federal funds purchased and interbank borrowings	385	390	(5)	(1.3)
Securities sold under agreements to repurchase	268,975	285,206	(16,231)	(5.7)
Federal Home Loan Bank advances	4,452,559	4,280,681	171,878	4.0
Other borrowings	689,618	764,870	(75,252)	(9.8)
Total wholesale borrowings	5,411,537	5,331,147	80,390	1.5
Total funding	$46,235,097	$42,566,327	$3,668,770	8.6%
The increase in total deposits was primarily due to deposits assumed in the CapStar transaction as well as organic growth. We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. Wholesale funding as a percentage of total funding was 12% at December 31, 2024, compared to 13% at December 31, 2023. See Notes 11, 12, and 13 to the consolidated financial statements for additional details on our financing activities.
At December 31, 2024, time deposits in excess of the FDIC insurance limit and estimated time deposits that are otherwise uninsured by maturity were as follows:

(dollars in thousands)	Individual Instruments in Denominations that Meet or Exceed the FDIC Insurance Limit	Estimated Aggregate Time Deposits that Meet or Exceed the FDIC Insurance Limit and Otherwise Uninsured Time Deposits
Three months or less	$907,864	$1,364,074
Over three through six months	662,635	1,162,705
Over six through 12 months	376,690	535,047
Over 12 months	70,738	176,822
Total	$2,017,927	$3,238,648
At December 31, 2024, the estimated amount of FDIC uninsured deposits for regulatory purposes was $19.6 billion.
Capital
Shareholders’ equity totaled $6.3 billion, or 12% of total assets, at December 31, 2024 and $5.6 billion, or 11% of total assets, at December 31, 2023. Old National issued 24.0 million shares of Common Stock in conjunction with the acquisition of CapStar on April 1, 2024 adding $417.6 million in shareholders’ equity. Retained earnings were partially offset by dividends during 2024. Old National’s Common Stock is traded on the NASDAQ under the symbol “ONB” with 62,288 shareholders of record at December 31, 2024.
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
Counterparty Exposure
Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation. We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry. Old National manages exposure to counterparty risk in connection with its derivatives transactions by generally engaging in transactions with counterparties having ratings of at least “A” by Standard & Poor’s Rating Service or “A2” by Moody’s Investors Service. There are provisions in our agreements with the counterparties that allow for certain unsecured credit exposure up to an agreed threshold. Exposures in excess of the agreed thresholds are collateralized. Total credit exposure is monitored by counterparty and managed within limits that management believes to be prudent. Old National’s net counterparty exposure was an asset of $28.5 million at December 31, 2024.
Lending Activities
Commercial
Commercial and industrial loans are made primarily for the purpose of financing equipment acquisition, borrower expansion, working capital, and other general business purposes. Lease financing consists of direct financing leases and is used by commercial clients to finance capital purchases ranging from computer equipment to transportation equipment. The credit decisions for these transactions are based upon an assessment of the overall financial capacity of the applicant. A determination is made as to the applicant’s ability to repay in accordance with the proposed terms as well as an overall assessment of the risks involved. In addition to an evaluation of the applicant’s financial condition, a determination is made of the probable adequacy of the primary and secondary sources of repayment, such as additional collateral or personal guarantees, to be relied upon in the transaction. Credit agency reports of the applicant’s credit history supplement the analysis of the applicant’s creditworthiness.
Commercial mortgages and construction loans are offered to real estate investors, developers, and builders primarily domiciled in the geographic Midwest and Southeast market areas we serve. These loans are secured by first mortgages on real estate at LTV margins deemed appropriate for the property type, quality, location, and sponsorship. Generally, these LTV ratios do not exceed 80%, although higher levels may be permitted with additional non-real estate collateral, increased guaranties, accelerated amortization, or other mitigating factors. The commercial properties are predominantly multi-family and non-residential properties such as retail centers, industrial properties as well as, to a lesser extent, more specialized properties. Substantially all of our commercial real estate loans are secured by properties located in our primary market area.
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
Consumer

We offer a variety of first mortgage and junior lien loans to consumers within our markets, with residential home mortgages comprising our largest consumer loan category. These loans are secured by a primary residence and are underwritten using traditional underwriting systems to assess the credit risks of the consumer. Decisions are primarily based on LTV ratios, DTI ratios, liquidity, and credit scores. A maximum LTV ratio of 90% is generally required, although higher levels may be permitted with mortgage insurance or other mitigating factors. We offer fixed rate mortgages and variable rate mortgages with interest rates that are subject to change every year after the first, third, fifth, or seventh year, depending on the product and are based on indexed rates such as prime. We do not offer payment-option facilities, sub-prime loans, or any product with negative amortization.
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
We lend to commercial and commercial real estate clients in many diverse industries including, among others, real estate rental and leasing, manufacturing, healthcare, wholesale trade, construction, and agriculture. Old National manages concentrations of credit exposure by industry, product, geography, client relationship, and loan size. At December 31, 2024, our average commercial loan size was approximately $716,000 and our average commercial real estate loan size was approximately $1,567,000. In addition, while loans to lessors of residential and non-residential real estate exceed 10% of total loans, no individual sub-segment category within those broader categories reaches the 10% threshold. At December 31, 2024, we had minimal exposure to foreign borrowers and no sovereign debt. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily in the Midwest and Southeast regions of the United States.
The following table presents a summary of under-performing assets as well as criticized and classified assets at December 31:

(dollars in thousands)	2024	2023
Nonaccrual loans	$447,979	$274,821
Past due loans (90 days or more and still accruing)	4,060	961
Foreclosed assets	4,294	9,434
Total under-performing assets	$456,333	$285,216
Classified loans (includes nonaccrual, past due 90 days or more, and other problem loans)	$1,525,452	$875,140
Other classified assets (1)	58,954	48,930
Special mention loans	908,630	843,920
Total criticized and classified assets	$2,493,036	$1,767,990
Asset Quality Ratios:
Nonaccrual loans/total loans (2)	1.23%	0.83%
Under-performing assets/total loans (2)	1.26	0.86
Under-performing assets/total assets	0.85	0.58
Allowance for credit losses on loans/under-performing assets	86.02	107.85
Allowance for credit losses on loans/nonaccrual loans	87.62	111.93
(1)Includes investment securities that fell below investment grade rating.
(2)Loans exclude loans held-for-sale.
Under-performing assets increased to $456.3 million at December 31, 2024, compared to $285.2 million at December 31, 2023. Under-performing assets as a percentage of total loans were 1.26% at December 31, 2024, compared to 0.86% at December 31, 2023.
Nonaccrual loans increased $173.2 million from December 31, 2023 to December 31, 2024 including $71.7 million of nonaccrual loans acquired in the CapStar acquisition. Excluding these loans, nonaccrual loans increased $101.5 million reflecting the migration of certain borrowers primarily due to asset quality rating policy changes and the impact of the higher interest rate environment. As a percentage of nonaccrual loans, the allowance for credit losses on loans was 87.62% at December 31, 2024, compared to 111.93% at December 31, 2023.
If nonaccrual and renegotiated loans outstanding at December 31, 2024 and 2023, respectively, had been accruing interest throughout the year in accordance with their original terms, interest income of approximately $20.4 million in 2024 and $13.4 million in 2023 would have been recorded on these loans. The amount of interest income actually recorded on nonaccrual and renegotiated loans was $12.1 million in 2024 and $5.0 million in 2023.
Total criticized and classified assets were $2.5 billion at December 31, 2024, an increase of $725.0 million from December 31, 2023 including $222.1 million of criticized and classified loans related to the CapStar acquisition. Excluding these loans, total criticized and classified assets increased $503.0 million reflecting the migration of certain borrowers primarily due to asset quality rating policy changes and the impact of the higher interest rate environment. Other classified assets include investment securities that fell below investment grade rating totaling $59.0 million at December 31, 2024, compared to $48.9 million at December 31, 2023.

Allowance for Credit Losses on Loans and Unfunded Loan Commitments
Credit quality within the loans held for investment portfolio is continuously monitored by management and is reflected within the allowance for credit losses on loans. The allowance for credit losses is an estimate of expected losses inherent within the Company’s loans held for investment portfolio. Credit quality is assessed and monitored by evaluating various attributes and the results of those evaluations are utilized in underwriting new loans and in our process for estimating expected credit losses. Expected credit loss inherent in non-cancelable off-balance-sheet credit exposures (unfunded loan commitments) is accounted for as a separate liability included in other liabilities on the balance sheet. The allowance for credit losses on loans held for investment and unfunded loan commitments is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries. Accrued interest receivable is excluded from the estimate of credit losses.
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

	Statement Balance	Portfolio Segment Reclassifications	Portfolio Segment After Reclassifications

(dollars in thousands)
December 31, 2024
Commercial	$10,288,560	$(232,301)	$10,056,259
Commercial real estate	16,307,486	(174,438)	16,133,048
BBCC	N/A	406,739	406,739
Residential real estate	6,797,586	—	6,797,586
Consumer	2,892,255	(2,892,255)	N/A
Indirect	N/A	1,096,778	1,096,778
Direct	N/A	514,144	514,144
Home equity	N/A	1,281,333	1,281,333
Total	$36,285,887	$—	$36,285,887

December 31, 2023
Commercial	$9,512,230	$(232,764)	$9,279,466
Commercial real estate	14,140,629	(169,058)	13,971,571
BBCC	N/A	401,822	401,822
Residential real estate	6,699,443	—	6,699,443
Consumer	2,639,625	(2,639,625)	N/A
Indirect	N/A	1,050,982	1,050,982
Direct	N/A	523,172	523,172
Home equity	N/A	1,065,471	1,065,471
Total	$32,991,927	$—	$32,991,927

The following table details activity in our allowance for credit losses on loans for the years ended December 31:

(dollars in thousands)	2024	2023	2022
Beginning allowance for credit losses on loans	$307,610	$303,671	$107,341
Allowance established for acquired PCD loans	26,725	—	89,089
Loans charged-off:
Commercial	36,172	41,451	6,885
Commercial real estate	18,565	11,198	6,519
BBCC	1,801	1,650	85
Residential real estate	14	256	344
Indirect	5,610	2,948	2,525
Direct	8,672	10,517	10,799
Home equity	470	443	124
Total charge-offs	71,304	68,463	27,281
Recoveries on charged-off loans:
Commercial	1,623	4,172	4,610
Commercial real estate	2,713	2,417	1,095
BBCC	325	275	281
Residential real estate	883	1,268	760
Indirect	1,274	1,559	1,263
Direct	2,152	2,331	2,557
Home equity	330	531	616
Total recoveries	9,300	12,553	11,182
Net charge-offs (recoveries)	62,004	55,910	16,099
Provision for credit losses on loans	120,191	59,849	123,340
Ending allowance for credit losses on loans	$392,522	$307,610	$303,671
Beginning allowance for credit losses on unfunded loan commitments	$31,226	$32,188	$10,879
Provision for credit losses on unfunded loan commitments acquired during the period	1,763	—	11,013
Provision (release) for provision for credit losses on unfunded loan commitments	(11,335)	(962)	10,296
Ending allowance for credit losses on unfunded loan commitments	$21,654	$31,226	$32,188
Allowance for credit losses	$414,176	$338,836	$335,859
Average loans for the year (1)	$35,506,298	$32,233,020	$27,582,530
Asset Quality Ratios:
Allowance for credit losses on loans/year-end loans (1)	1.08%	0.93%	0.98%
Allowance for credit losses on loans/average loans (1)	1.11	0.95	1.10
Allowance for credit losses/year-end loans (1)	1.14	1.03	1.08
Allowance for credit losses/average loans (1)	1.17	1.05	1.22
(1)Loans exclude loans held-for-sale.

The following table details net charge-offs to average loans outstanding by loan category for the years ended December 31:

(dollars in thousands)	2024	2023	2022
Commercial:
Net charge-offs (recoveries)	$34,549	$37,279	$2,275
Average loans for the year (1)	$9,807,508	$9,338,940	$7,755,895
Net charge-offs (recoveries)/average loans	0.35%	0.40%	0.03%
Commercial real estate:
Net charge-offs (recoveries)	$15,852	$8,781	$5,424
Average loans for the year	$15,653,383	$13,248,587	$11,292,033
Net charge-offs (recoveries)/average loans	0.10%	0.07%	0.05%
BBCC:
Net charge-offs (recoveries)	$1,476	$1,375	$(196)
Average loans for the year	$403,929	$385,171	$352,276
Net charge-offs (recoveries)/average loans	0.37%	0.36%	(0.06)%
Residential real estate:
Net charge-offs (recoveries)	$(869)	$(1,012)	$(416)
Average loans for the year (1)	$6,808,655	$6,642,224	$5,618,883
Net charge-offs (recoveries)/average loans	(0.01)%	(0.02)%	(0.01)%
Indirect:
Net charge-offs (recoveries)	$4,336	$1,389	$1,262
Average loans for the year	$1,125,139	$1,013,560	$1,089,394
Net charge-offs (recoveries)/average loans	0.39%	0.14%	0.12%
Direct:
Net charge-offs (recoveries)	$6,520	$8,186	$8,242
Average loans for the year	$478,450	$568,345	$559,943
Net charge-offs (recoveries)/average loans	1.36%	1.44%	1.47%
Home equity:
Net charge-offs (recoveries)	$140	$(88)	$(492)
Average loans for the year	$1,229,234	$1,036,193	$921,018
Net charge-offs (recoveries)/average loans	0.01%	(0.01)%	(0.05)%
Total loans:
Net charge-offs (recoveries)	$62,004	$55,910	$16,099
Average loans for the year (1)	$35,506,298	$32,233,020	$27,589,442
Net charge-offs (recoveries)/average loans	0.17%	0.17%	0.06%
(1)Average loans exclude loans held-for-sale.
The allowance for credit losses on loans was $392.5 million at December 31, 2024, compared to $307.6 million at December 31, 2023. The increase was driven primarily by the acquisition of CapStar, as well as organic loan growth and other factors. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, provision expense may be volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.

The following table details the allowance for credit losses on loans by loan category and the percent of loans in each category compared to total loans at December 31.

	2024		2023
(dollars in thousands)	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans
Commercial	$148,722	27.7%	$118,333	28.1%
Commercial real estate	200,309	44.5	155,099	42.4
BBCC	2,813	1.1	2,887	1.2
Residential real estate	22,922	18.8	20,837	20.3
Indirect	8,434	3.0	1,236	3.2
Direct	2,304	1.4	3,169	1.6
Home equity	7,018	3.5	6,049	3.2
Total	$392,522	100.0%	$307,610	100.0%
We maintain an allowance for credit losses on unfunded loan commitments to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses on loans, modified to take into account the probability of a drawdown on the commitment. The allowance for credit losses on unfunded loan commitments is classified as a liability account on the balance sheet within accrued expenses and other liabilities, while the corresponding provision for unfunded loan commitments is included in the provision for credit losses. The allowance for credit losses on unfunded loan commitments totaled $21.7 million at December 31, 2024, compared to $31.2 million at December 31, 2023.
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
The following table illustrates our projected net interest income sensitivity over a two-year cumulative horizon based on the asset/liability model as of December 31, 2024 and 2023:

	Immediate Rate Decrease			12/31/2024 Forward Curve		Immediate Rate Increase
(dollars in thousands)	-300 Basis Points	-200 Basis Points	-100 Basis Points		Base	+100 Basis Points	+200 Basis Points	+300 Basis Points
December 31, 2024
Projected interest income:
Money market, other interest earning investments, and investment securities	$756,016	$820,128	$886,917	$932,411	$940,953	$989,890	$1,037,089	$1,082,891
Loans	3,023,593	3,501,994	3,952,385	4,279,851	4,374,147	4,776,162	5,174,154	5,572,157
Total interest income	3,779,609	4,322,122	4,839,302	5,212,262	5,315,100	5,766,052	6,211,243	6,655,048
Projected interest expense:
Deposits	435,080	765,918	1,097,429	1,349,350	1,456,547	1,821,056	2,157,983	2,494,958
Borrowings	290,095	377,714	473,141	539,410	562,335	652,442	742,530	832,646
Total interest expense	725,175	1,143,632	1,570,570	1,888,760	2,018,882	2,473,498	2,900,513	3,327,604
Net interest income	$3,054,434	$3,178,490	$3,268,732	$3,323,502	$3,296,218	$3,292,554	$3,310,730	$3,327,444
Change from base	$(241,784)	$(117,728)	$(27,486)	$27,284		$(3,664)	$14,512	$31,226
% change from base	(7.34)%	(3.57)%	(0.83)%	0.83%		(0.11)%	0.44%	0.95%

	Immediate Rate Decrease					Immediate Rate Increase
	-300 Basis Points	-200 Basis Points	-100 Basis Points	12/31/2023 Forward Curve	Base	+100 Basis Points	+200 Basis Points	+300 Basis Points
December 31, 2023
Projected interest income:
Money market, other interest earning investments, and investment securities	$697,457	$737,468	$790,456	$787,252	$846,761	$908,089	$968,265	$1,028,281
Loans	3,060,287	3,427,292	3,793,581	3,776,274	4,151,614	4,507,231	4,863,048	5,218,843
Total interest income	3,757,744	4,164,760	4,584,037	4,563,526	4,998,375	5,415,320	5,831,313	6,247,124
Projected interest expense:
Deposits	585,860	873,808	1,161,723	1,070,772	1,413,934	1,711,857	1,973,015	2,252,553
Borrowings	339,574	400,223	482,315	474,785	568,256	648,438	728,744	809,100
Total interest expense	925,434	1,274,031	1,644,038	1,545,557	1,982,190	2,360,295	2,701,759	3,061,653
Net interest income	$2,832,310	$2,890,729	$2,939,999	$3,017,969	$3,016,185	$3,055,025	$3,129,554	$3,185,471
Change from base	$(183,875)	$(125,456)	$(76,186)	$1,784		$38,840	$113,369	$169,286
% change from base	(6.10)%	(4.16)%	(2.53)%	0.06%		1.29%	3.76%	5.61%

The following table illustrates the upper bound, Federal Funds Rate assumed in the simulation above at December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
Basis Point Change Scenario	Federal Funds Rate (1)	Month 12 (2)	Federal Funds Rate (1)	Month 12 (2)
+300	4.5%	7.5%	5.5%	8.5%
+200	4.5%	6.5%	5.5%	7.5%
+100	4.5%	5.5%	5.5%	6.5%
Base	4.5%	4.5%	5.5%	5.5%
-100	4.5%	3.5%	5.5%	4.5%
-200	4.5%	2.5%	5.5%	3.5%
-300	4.5%	1.5%	5.5%	2.5%
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
We use cash flow and fair value hedges, primarily interest rate swaps, collars, and floors, to mitigate interest rate risk. Derivatives designated as hedging instruments were in a net liability position with a fair value loss of $7.0 million at December 31, 2024, compared to a net asset position with a fair value gain of $4.5 million at December 31, 2023. See Note 19 to the consolidated financial statements for further discussion of derivative financial instruments.
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

A maturity schedule for Old National Bank’s time deposits is shown in the following table at December 31, 2024.

(dollars in thousands)
Maturity Bucket	Amount	Rate
2025	$6,393,304	4.18%
2026	256,770	2.72
2027	63,153	1.87
2028	17,067	1.53
2029	18,861	2.14
2030 and beyond	6,584	1.21
Total	$6,755,739	4.09%
Our ability to acquire funding at competitive prices is influenced by rating agencies’ views of our credit quality, liquidity, capital, and earnings.
The credit ratings of Old National and Old National Bank at December 31, 2024 are shown in the following table.

Moody's Investors Service
	Long-term	Short-term
Old National	Baa1	N/A
Old National Bank	A1	P-1
Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well. At December 31, 2024, Old National and its subsidiaries had the following availability of liquid funds and borrowings:

(dollars in thousands)	Parent Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$299,179	$928,789
Unencumbered government-issued debt securities	—	2,336,782
Unencumbered investment grade municipal securities	—	106,740
Unencumbered corporate securities	—	46,897
Availability of borrowings (1):
Amount available from Federal Reserve discount window	—	4,249,949
Amount available from Federal Home Loan Bank	—	6,917,389
Total available funds	$299,179	$14,586,546
(1)Based on collateral pledged.
Old National Bancorp has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows, and funds used for acquisitions. Old National Bancorp can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit, and through the issuance of debt securities. Additionally, Old National Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt and equity markets. At December 31, 2024, Old National Bancorp’s other borrowings outstanding were $329.7 million. Management believes the Company has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Federal banking laws regulate the amount of dividends that may be paid by Old National Bank to Old National Bancorp on an unconsolidated basis without obtaining prior regulatory approval. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years. Prior regulatory approval to pay dividends was not required in 2023 or 2024 and is not currently required. At December 31, 2024, Old National Bank could pay dividends of $889.2 million without prior regulatory approval and while maintaining capital levels above regulatory minimum and well-capitalized guidelines.
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
MATERIAL CONTRACTUAL OBLIGATIONS, COMMITMENTS, AND CONTINGENT LIABILITIES
The following table presents our material fixed and determinable contractual obligations and significant commitments at December 31, 2024. Further discussion of each obligation or commitment is included in the referenced note to the consolidated financial statements.

		Payments Due In
(dollars in thousands)	Note Reference	One Year or Less	Over One Year	Total
Deposits without stated maturity		$34,067,821	$—	$34,067,821
Time deposits	10	6,393,304	362,435	6,755,739
Securities sold under agreements to repurchase	11	268,975	—	268,975
Federal Home Loan Bank advances	12	700,285	3,752,274	4,452,559
Other borrowings	13	133,224	556,394	689,618
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
•Judgments and Uncertainties. We utilize a discounted cashflow approach to determine the allowance for credit losses for performing loans and nonperforming loans. Expected cashflows are created for each loan and discounted using the effective yield method. The discounted sum of expected cashflows is then compared to the amortized cost and any shortfall is recorded as an allowance. Expected cashflows are created using a combination of contractual payment schedules, calculated PDs, LGD and prepayment assumptions as well as qualitative factors. For commercial and commercial real estate loans, the PD is forecasted using a regression model to determine the likelihood of a loan moving into nonaccrual within the time horizon. For residential and consumer loans, the PD is forecasted using a regression model to determine the likelihood of a loan being charged-off within the time horizon. The regression models use combinations of variables to assess systematic and unsystematic risk. Variables used for unsystematic risk are borrower specific and help to gauge the risk of default from an individual borrower. Variables for systematic risk, risk inherent to all borrowers, come from the use of forward-looking economic forecasts and include variables such as unemployment rate, gross domestic product, home price index, and the BBB ratio. The LGD is defined as credit loss incurred when an obligor of the bank defaults. Qualitative factors include items such as changes in lending policies or procedures and economic uncertainty in forward-looking forecasts.
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
One of the most significant judgments used in determining the allowance for credit losses is the macroeconomic forecast provided by a third party. The economic indices sourced from the macroeconomic forecast and used in projecting loss rates include the national unemployment rate, changes in home price index, changes in the United States gross domestic product, and changes in the BBB ratio. The economic index used in the calculation to which the calculation may be most sensitive is the national unemployment rate. Each reporting period, several macroeconomic forecast scenarios are considered by management. Management selects the macroeconomic forecast that is most reflective of expectations at that point in time. Changes in the macroeconomic forecast, especially for the national unemployment rate, could significantly impact the calculated estimated credit losses.
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
Management maintains a system of internal accounting controls, which is believed to provide, in all material respects, reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are properly authorized and recorded, and the financial records are reliable for preparing financial statements and maintaining accountability for assets. In addition, Old National has a Code of Business Conduct and Ethics, a Senior Financial and Executive Officer Code of Ethics, and Corporate Governance Guidelines that outline high levels of ethical business standards.
In order to monitor compliance with this system of controls, Old National maintains an extensive internal audit program. Internal audit reports are issued to appropriate officers and significant audit exceptions, if any, are reviewed with management and the Audit Committee.
The Board of Directors, through an Audit Committee comprised solely of independent directors, oversees management’s discharge of its financial reporting responsibilities. The Audit Committee meets regularly with Old National’s independent registered public accounting firm, Deloitte & Touche LLP, and managers responsible for financial reporting. During these meetings, the committee meets privately with the independent registered public accounting firm as well as with financial reporting and internal audit personnel to review accounting, auditing, and financial reporting matters. The appointment of the independent registered public accounting firm is made by the Audit Committee.
Our consolidated financial statements as of December 31, 2024 and 2023 and for the years ended December 31, 2024 and 2023 have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, whose report appears in this Annual Report on Form 10-K. Our consolidated financial statements for the year ended December 31, 2022 have been audited by Crowe LLP, an independent registered public accounting firm, whose report also appears in this Annual Report on Form 10-K.
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
Old National’s management assessed the effectiveness of Old National’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on that assessment, Old National has concluded that, as of December 31, 2024, Old National’s internal control over financial reporting is effective. Old National’s independent registered public accounting firm has audited the effectiveness of Old National’s internal control over financial reporting as of December 31, 2024 as stated in their report, which is included in Part II, Item 9A of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Old National Bancorp
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Old National Bancorp and subsidiaries (“Old National") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Old National as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), Old National’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2025 expressed an unqualified opinion on Old National's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of Old National’s management. Our responsibility is to express an opinion on Old National’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to Old National in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Old National utilizes a discounted cash flow (“DCF”) approach with a probability of default (“PD”) methodology for pools of loans with similar risk characteristics. The PD regression models use combinations of variables to assess systematic and unsystematic risk. Variables used for unsystematic risk are borrower specific and help to gauge the risk of default from an individual borrower. Variables for systematic risk, risk inherent to all borrowers, come from the use of forward-looking economic forecasts. The loss given default (“LGD”) is defined as credit loss incurred when an obligor of the bank defaults.
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
At December 31, 2024, the key qualitative adjustments to the expected credit losses are associated with risks in the forecasted economic environment. These factors include the risk that macroeconomic forecasts of unemployment, gross domestic product, and the BBB ratio (BBB spread to the 10-Year U.S. Treasury rate) may prove to be more severe and/or prolonged than the baseline forecast due to a variety of considerations.
Considering the estimation and judgment in determining adjustments for such qualitative factors, our audit of the ACL and the related disclosures involved subjective judgment about the qualitative adjustments to the ACL.
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
February 19, 2025

We have served as Old National’s auditor since 2023.

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Old National Bancorp
Evansville, Indiana

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year ended December 31, 2022 of Old National Bancorp (the “Company”) and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Louisville, Kentucky
February 22, 2023

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars and shares in thousands, except per share data)	2024	2023
Assets
Cash and due from banks	$394,450	$430,866
Money market and other interest-earning investments	833,518	744,192
Total cash and cash equivalents	1,227,968	1,175,058
Equity securities, at fair value	91,996	80,372
Investment securities - available-for-sale, at fair value (amortized cost $8,480,508 and $7,684,889, respectively)	7,458,459	6,713,055
Investment securities - held-to-maturity, at amortized cost (fair value $2,471,138 and $2,601,188, respectively)	2,954,881	3,013,493
Federal Home Loan Bank/Federal Reserve Bank stock, at cost	378,705	365,588
Loans held-for-sale, at fair value	34,483	32,006
Loans:
Commercial	10,288,560	9,512,230
Commercial real estate	16,307,486	14,140,629
Residential real estate	6,797,586	6,699,443
Consumer	2,892,255	2,639,625
Total loans, net of unearned income	36,285,887	32,991,927
Allowance for credit losses on loans	(392,522)	(307,610)
Net loans	35,893,365	32,684,317
Premises and equipment, net	588,970	565,396
Goodwill	2,175,251	1,998,716
Other intangible assets	120,847	102,250
Company-owned life insurance	859,851	767,902
Accrued interest receivable and other assets	1,767,496	1,591,683
Total assets	$53,552,272	$49,089,836
Liabilities
Deposits:
Noninterest-bearing demand	$9,399,019	$9,664,247
Interest-bearing:
Checking and NOW	8,040,331	7,331,487
Savings	4,753,279	5,099,186
Money market	11,875,192	9,561,116
Time deposits	6,755,739	5,579,144
Total deposits	40,823,560	37,235,180
Federal funds purchased and interbank borrowings	385	390
Securities sold under agreements to repurchase	268,975	285,206
Federal Home Loan Bank advances	4,452,559	4,280,681
Other borrowings	689,618	764,870
Accrued expenses and other liabilities	976,825	960,609
Total liabilities	47,211,922	43,526,936
Commitments and contingencies (Note 20)
Shareholders’ Equity
Preferred stock, 2,000 shares authorized, 231 shares issued and outstanding	230,500	230,500
Common stock, no par value, $1.00 per share stated value, 600,000 shares authorized, 318,980 and 292,655 shares issued and outstanding, respectively	318,980	292,655
Capital surplus	4,570,865	4,159,924
Retained earnings	1,966,048	1,618,630
Accumulated other comprehensive income (loss), net of tax	(746,043)	(738,809)
Total shareholders’ equity	6,340,350	5,562,900
Total liabilities and shareholders’ equity	$53,552,272	$49,089,836
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(dollars and shares in thousands, except per share data)	2024	2023	2022
Interest Income
Loans including fees:
Taxable	$2,139,437	$1,815,390	$1,177,816
Nontaxable	50,517	44,687	25,931
Investment securities:
Taxable	323,703	263,210	204,004
Nontaxable	42,159	43,851	43,637
Money market and other interest-earning investments	45,835	39,683	2,814
Total interest income	2,601,651	2,206,821	1,454,202
Interest Expense
Deposits	846,262	484,360	49,093
Federal funds purchased and interbank borrowings	3,262	11,412	5,021
Securities sold under agreements to repurchase	2,752	3,299	843
Federal Home Loan Bank advances	177,317	161,860	51,524
Other borrowings	41,275	42,737	19,785
Total interest expense	1,070,868	703,668	126,266
Net interest income	1,530,783	1,503,153	1,327,936
Provision for credit losses	110,619	58,887	144,799
Net interest income after provision for credit losses	1,420,164	1,444,266	1,183,137
Noninterest Income
Wealth and investment services fees	116,791	107,784	100,851
Service charges on deposit accounts	78,175	71,945	72,501
Debit card and ATM fees	43,400	42,153	40,227
Mortgage banking revenue	26,237	16,319	23,015
Capital markets income	20,299	24,419	25,986
Company-owned life insurance	20,987	15,397	14,564
Debt securities gains (losses), net	(212)	(6,265)	(88)
Gain on sale of Visa Class B restricted shares	—	21,635	—
Gain on sale of health savings accounts	—	—	90,673
Other income	49,020	39,955	32,050
Total noninterest income	354,697	333,342	399,779
Noninterest Expense
Salaries and employee benefits	603,095	546,364	575,626
Occupancy	110,429	106,676	100,421
Equipment	36,588	32,163	27,637
Marketing	45,607	39,511	32,264
Technology	88,797	80,343	84,865
Communication	17,337	16,980	18,846
Professional fees	35,291	27,335	39,046
FDIC assessment	44,681	56,730	19,332
Amortization of intangibles	27,528	24,155	25,857
Amortization of tax credit investments	13,329	15,367	10,961
Property optimization	—	1,559	26,818
Other expense	71,741	79,123	76,510
Total noninterest expense	1,094,423	1,026,306	1,038,183
Income before income taxes	680,438	751,302	544,733
Income tax expense	141,250	169,310	116,446
Net income	539,188	581,992	428,287
Preferred dividends	(16,135)	(16,135)	(14,118)
Net income applicable to common shareholders	$523,053	$565,857	$414,169
Net income per common share - basic	$1.69	$1.95	$1.51
Net income per common share - diluted	1.68	1.94	1.50
Weighted average number of common shares outstanding - basic	309,499	290,748	275,179
Weighted average number of common shares outstanding - diluted	311,001	291,855	276,688
Dividends per common share	$0.56	$0.56	$0.56
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Net income	$539,188	$581,992	$428,287

Other comprehensive income (loss):

Change in debt securities available-for-sale:
Unrealized holding gains (losses) for the period	(21,205)	(31,355)	(1,004,054)
Reclassification for securities transferred to held-to-maturity	—	—	165,473
Reclassification adjustment for securities (gains) losses realized in income	212	6,265	88
Income tax effect	5,448	14,918	199,097
Unrealized gains (losses) on available-for-sale debt securities	(15,545)	(10,172)	(639,396)

Change in securities held-to-maturity:
Adjustment for securities transferred from available-for-sale	—	—	(165,473)
Amortization of unrealized losses on securities transferred from available-for-sale	17,664	21,239	16,612
Income tax effect	(4,486)	(4,047)	36,197
Changes from securities held-to-maturity	13,178	17,192	(112,664)

Change in hedges:
Net unrealized derivative gains (losses) on hedges	(24,192)	69,276	(45,132)
Reclassification adjustment for (gains) losses realized in net income	17,628	(15,067)	2,587
Income tax effect	1,697	(13,479)	10,453
Changes from hedges	(4,867)	40,730	(32,092)

Change in defined benefit pension plans:
Amortization of net (gains) losses recognized in income	—	(182)	139
Income tax effect	—	45	(34)
Changes from defined benefit pension plans	—	(137)	105
Other comprehensive income (loss), net of tax	(7,234)	47,613	(784,047)
Comprehensive income (loss)	$531,954	$629,605	$(355,760)
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2021	$—	$165,838	$1,880,545	$968,010	$(2,375)	$3,012,018
Net income	—	—	—	428,287	—	428,287
Other comprehensive income (loss)	—	—	—	—	(784,047)	(784,047)
First Midwest Bancorp, Inc. merger:
Issuance of common stock	—	129,365	2,316,947	—	—	2,446,312
Issuance of preferred stock, net of issuance costs	230,500	—	13,219	—	—	243,719
Cash dividends:
Common ($0.56 per share)	—	—	—	(163,505)	—	(163,505)
Preferred ($61.25 per share)	—	—	—	(14,118)	—	(14,118)
Common stock issued	—	52	757	—	—	809
Common stock repurchased	—	(3,960)	(67,222)	—	—	(71,182)
Share-based compensation expense	—	—	28,656	—	—	28,656
Stock activity under incentive compensation plans	—	1,608	1,363	(1,325)	—	1,646
Balance, December 31, 2022	230,500	292,903	4,174,265	1,217,349	(786,422)	5,128,595
Net income	—	—	—	581,992	—	581,992
Other comprehensive income (loss)	—	—	—	—	47,613	47,613
Cash dividends:
Common ($0.56 per share)	—	—	—	(163,895)	—	(163,895)
Preferred ($70.00 per share)	—	—	—	(16,135)	—	(16,135)
Common stock issued	—	75	1,001	—	—	1,076
Common stock repurchased	—	(2,640)	(41,668)	—	—	(44,308)
Share-based compensation expense	—	—	27,910	—	—	27,910
Stock activity under incentive compensation plans	—	2,317	(1,584)	(681)	—	52
Balance, December 31, 2023	230,500	292,655	4,159,924	1,618,630	(738,809)	5,562,900
Net income	—	—	—	539,188	—	539,188
Other comprehensive income (loss)	—	—	—	—	(7,234)	(7,234)
Acquisition of CapStar Financial Holdings, Inc.	—	24,014	393,584	—	—	417,598
Cash dividends:
Common ($0.56 per share)	—	—	—	(175,028)	—	(175,028)
Preferred ($70.00 per share)	—	—	—	(16,135)	—	(16,135)
Common stock issued	—	62	972	—	—	1,034
Common stock repurchased	—	(533)	(8,351)	—	—	(8,884)
Share-based compensation expense	—	—	32,283	—	—	32,283
Stock activity under incentive compensation plans	—	2,782	(7,547)	(607)	—	(5,372)
Balance, December 31, 2024	$230,500	$318,980	$4,570,865	$1,966,048	$(746,043)	$6,340,350
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Cash Flows From Operating Activities
Net income	$539,188	$581,992	$428,287
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	38,104	38,180	36,436
Amortization of other intangible assets	27,528	24,155	25,857
Amortization of tax credit investments	13,329	15,367	10,961
Net premium amortization on investment securities	9,879	7,416	18,684
Accretion income related to acquired loans	(42,952)	(22,191)	(72,007)
Share-based compensation expense	32,283	27,910	28,656
Provision for credit losses	110,619	58,887	144,799
Debt securities (gains) losses, net	212	6,265	88
Gain on sale of Visa Class B restricted shares	—	(21,635)	—
Gain on sale of health savings accounts	—	—	(90,673)
Net (gains) losses on sales of loans and other assets	(7,778)	(3,074)	13,114
Increase in cash surrender value of company-owned life insurance	(20,987)	(15,397)	(14,564)
Residential real estate loans originated for sale	(889,812)	(473,478)	(570,111)
Proceeds from sales of residential real estate loans	902,873	472,537	620,958
(Increase) decrease in interest receivable	4,062	(34,637)	(52,911)
(Increase) decrease in other assets	(54,023)	(66,070)	(40,518)
Increase (decrease) in accrued expenses and other liabilities	(40,241)	(79,885)	327,369
Net cash flows provided by (used in) operating activities	622,284	516,342	814,425
Cash Flows From Investing Activities
Cash received from merger, net	177,791	—	1,912,629
Sale of health savings accounts	—	—	(290,857)
Purchases of investment securities available-for-sale	(1,842,045)	(1,084,416)	(1,438,572)
Purchases of investment securities held-to-maturity	—	(1,941)	(170,675)
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	(13,129)	(99,158)	(147,394)
Purchases of equity securities	(7,244)	(28,408)	(6,348)
Proceeds from maturities, prepayments, and calls of investment securities available-for-sale	1,081,567	1,066,266	1,284,814
Proceeds from sales of investment securities available-for-sale	300,617	96,506	20,032
Proceeds from maturities, prepayments, and calls of investment securities held-to-maturity	72,916	94,511	83,962
Proceeds from sales of Federal Home Loan Bank/Federal Reserve Bank stock	14,438	47,738	108,698
Proceeds from sales of equity securities	3,080	24,636	53,029
Loan originations and payments, net	(1,215,292)	(2,673,593)	(3,071,765)
Proceeds from sales of commercial loans	63,434	757,593	—
Proceeds from company-owned life insurance death benefits	20,583	16,252	10,361
Proceeds from sale of premises and equipment and other assets	1,585	3,513	4,480
Purchases of premises and equipment and other assets	(30,269)	(38,375)	(37,901)
Net cash flows provided by (used in) investing activities	(1,371,968)	(1,818,876)	(1,685,507)
Cash Flows From Financing Activities
Net increase (decrease) in:
Deposits	1,028,256	2,234,350	(435,717)
Federal funds purchased and interbank borrowings	(5)	(581,099)	581,213
Securities sold under agreements to repurchase	(16,231)	(147,598)	(94,665)
Other borrowings	(110,170)	16,938	177,146
Payments for maturities of Federal Home Loan Bank advances	(1,300,243)	(2,250,149)	(2,102,506)
Proceeds from Federal Home Loan Bank advances	1,400,000	2,700,000	2,900,000
Cash dividends paid	(191,163)	(180,030)	(177,623)
Common stock repurchased	(8,884)	(44,308)	(71,182)
Common stock issued	1,034	1,076	809
Net cash flows provided by (used in) financing activities	802,594	1,749,180	777,475
Net increase (decrease) in cash and cash equivalents	52,910	446,646	(93,607)
Cash and cash equivalents at beginning of period	1,175,058	728,412	822,019
Cash and cash equivalents at end of period	$1,227,968	$1,175,058	$728,412
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NATURE OF OPERATIONS
Old National Bancorp, the financial holding company of Old National Bank, our wholly owned banking subsidiary, is headquartered in Evansville, Indiana with commercial and consumer banking operations headquartered in Chicago, Illinois. Through Old National Bank and non-bank affiliates, Old National Bancorp provides a wide range of services to its clients throughout the Midwest and Southeast regions of the United States and elsewhere, including commercial and consumer loan and depository services, private banking, capital markets, brokerage, wealth management, trust, investment advisory, and other traditional banking services.
NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Old National Bancorp and its wholly owned subsidiaries (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Federal Home Loan Bank/Federal Reserve Bank Stock
Old National is a member of the Federal Home Loan Bank (“FHLB”) system and its regional Federal Reserve Bank. Members are required to own a certain amount of stock based on the level of borrowings and other factors. FHLB and Federal Reserve Bank stock are carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.
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
Old National has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. Evidence of credit deterioration was evaluated using various indicators, such as past due and nonaccrual status, as well as asset quality rating (“AQR”). Purchased credit deteriorated (“PCD”) loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and initial allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is accreted or amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through provision for credit losses.
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
Allowance for Credit Losses on Loans
Credit quality within the loans held for investment portfolio is continuously monitored by management and is reflected within the allowance for credit losses on loans. The allowance for credit losses is an estimate of expected losses inherent within the Company’s loans held for investment portfolio. Credit quality is assessed and monitored by evaluating various attributes and the results of those evaluations are utilized in underwriting new loans and in our process for estimating expected credit losses. Expected credit loss inherent in non-cancelable off-balance-sheet credit exposures (unfunded loan commitments) is accounted for as a separate liability included in other liabilities on the balance sheet. The allowance for credit losses on loans held for investment and unfunded loan commitments is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries. Accrued interest receivable is excluded from the estimate of credit losses.
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
We utilize a discounted cashflow approach to determine the allowance for credit losses for performing loans and nonperforming loans. Expected cashflows are created for each loan and discounted using the effective yield method. The discounted sum of expected cashflows is then compared to the amortized cost and any shortfall is recorded as an allowance. Expected cashflows are created using a combination of contractual payment schedules, calculated probability of default (“PD”), loss given default (“LGD”), and prepayment assumptions as well as qualitative factors. For commercial and commercial real estate loans, the PD is forecasted using a regression model to determine the likelihood of a loan moving into nonaccrual within the time horizon. For residential and consumer loans, the PD is forecasted using a regression model to determine the likelihood of a loan being charged-off within the time horizon. The regression models use combinations of variables to assess systematic and unsystematic risk. Variables used for unsystematic risk are borrower specific and help to gauge the risk of default from an individual borrower. Variables for systematic risk, risk inherent to all borrowers, come from the use of forward-looking economic forecasts and include variables such as unemployment rate, gross domestic product, and home price index. The LGD is defined as credit loss incurred when an obligor of the bank defaults. Qualitative factors include items such as changes in lending policies or procedures and economic uncertainty in forward-looking forecasts.
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
Old National formally documents all relationships between derivatives and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. Old National also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of the hedged items. Old National discontinues hedge accounting prospectively when it is determined that (1) the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item; (2) the derivative expires, is sold, or terminated; (3) the derivative instrument is de-

designated as a hedge because the forecasted transaction is no longer probable of occurring; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management otherwise determines that designation of the derivative as a hedging instrument is no longer appropriate.
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
FDIC Special Assessment
On November 16, 2023, the Federal Deposit Insurance Corporation (“FDIC”) finalized a rule that imposes special assessments to recover the losses to the Deposit Insurance Fund (“DIF”) resulting from the FDIC’s use, in March 2023, of the systemic risk exception to the least-cost resolution test under the Federal Deposit Insurance Act in connection with the receiverships of Silicon Valley Bank and Signature Bank. The FDIC estimated in approving the rule that those assessed losses total approximately $16.3 billion. The rule provides that this loss estimate will be periodically adjusted, which will affect the amount of the special assessment. Under the rule, the assessment base is the estimated uninsured deposits that an insured depository institution (“IDI”) reported in its December 31, 2022 Call Report, excluding the first $5 billion in estimated uninsured deposits. The special assessments will be collected at an annual rate of approximately 13.4 basis points per year (3.36 basis points per quarter) over eight quarters in 2024 and 2025, with the first assessment period beginning January 1, 2024. Because the estimated loss pursuant to the systemic risk determination will be periodically adjusted, the FDIC retains the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. In its December 31, 2022 Call Report, Old National Bank reported estimated uninsured deposits of approximately $12.0 billion. The Company expects the special assessments to be tax deductible. The total of the special assessments for Old National Bank was estimated at $19.1 million, and such amount was recorded within FDIC assessment expense in the year ended December 31, 2023. Old National recorded an additional $3.0 million within FDIC assessment expense for this special assessment in the year ended December 31, 2024.
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
Old National is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in other assets on the balance sheet, with any unfunded commitments included with other liabilities. Certain of these assets qualify for the proportional amortization method and are amortized over the period that Old National expects to receive the tax credits, with the expense included within income tax expense on the consolidated statements of income. The other investments are accounted for under the equity or consolidation method, with the expense included within noninterest expense on the consolidated statements of income. All of our tax credit investments are evaluated for impairment at the end of each reporting period.
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
The following table summarizes supplemental cash flow information:

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Cash payments:
Interest	$1,066,609	$666,121	$118,165
Income taxes, net of refunds	100,576	190,303	66,109

Noncash Investing and Financing Activities:
Securities transferred from available-for-sale to held-to-maturity	—	—	2,986,736
Transfer of premises and equipment to assets held-for-sale	—	—	7,905
Operating lease right-of-use assets obtained in exchange for lease obligations	22,494	20,260	28,265
Finance lease right-of-use assets obtained in exchange for lease obligations	10,073	10,019	(966)
There were 24.0 million shares of Common Stock issued in conjunction with the acquisition of CapStar in April of 2024 totaling $417.6 million in shareholders’ equity.
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
Revenue From Contracts With Customers
Old National’s revenue from contracts with customers in the scope of Accounting Standards Codification (“ASC”) 606 is recognized within noninterest income. A description of the Company’s significant revenue streams accounted for under ASC 606 follows:
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
Debit card and automated teller machine (“ATM”) fees: Debit card and ATM fees include ATM usage fees and debit card interchange income. As with the transaction-based fees on deposit accounts, the ATM fees are recognized at the point in time that Old National fulfills the customer’s request. Old National earns interchange fees from cardholder transactions processed through card association networks. Interchange rates are generally set by the card associations based upon purchase volumes and other factors. Interchange fees represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.
Impact of Accounting Changes
Accounting Guidance Adopted in 2024
Financial Accounting Standards Board (“FASB”) ASC 820 – In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, to clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments in this update are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The adoption of this guidance on January 1, 2024 did not have a material impact on the consolidated financial statements.
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
FASB ASC 848 – In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary, optional guidance to ease the potential burden in accounting for, or recognizing the effects of, the transition away from London Interbank Offered Rate (“LIBOR”) or other interbank offered rate on financial reporting. The guidance is applicable only to contracts or hedge accounting relationships that reference LIBOR or another reference rate expected to be discontinued.
In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which defers the sunset date of relief provisions within Topic 848 from December 31, 2022 to December 31, 2024. The objective of the guidance in Topic 848 is to provide relief during the transition period.
The amendments in this ASU are effective March 12, 2020 through December 31, 2024. As of December 31, 2024, all of the Company’s LIBOR exposure was remediated. The adoption of this guidance did not have a material impact on the consolidated financial statements.
FASB ASC 280 – In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. A public entity should apply the amendments retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The adoption of this guidance did not have a material impact on the consolidated financial statements.

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
FASB ASC 220 – In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires public companies to disclose specified information about certain costs and expenses in the notes to financial statements at each interim and annual reporting period. Specifically, public companies will be required to disclose the amounts of (a) purchases of inventory; (b) employee compensation; (c) depreciation; (d) intangible asset amortization; and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption. Within the same tabular disclosure, an entity must disclose certain expense, gain, or loss amounts that are already required under current U.S. generally accepted accounting principles (“GAAP”). Further, an entity must disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. In addition, an entity must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in this ASU are effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. Old National is currently evaluating the impact of adopting this guidance on the consolidated financial statements.
FASB ASC 470 – In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This ASU clarifies requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. The amendments in this ASU are effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Old National is currently evaluating the impact of adopting this guidance on the consolidated financial statements.
NOTE 2 – MERGER, ACQUISITION, AND DIVESTITURE ACTIVITY
Mergers
CapStar Financial Holdings, Inc.
On April 1, 2024, Old National completed its acquisition of CapStar Financial Holdings, Inc. (“CapStar”) and its wholly owned subsidiary, CapStar Bank, in an all-stock transaction. This partnership strengthens Old National’s Nashville, Tennessee presence and adds several new high-growth markets.

The assets acquired and liabilities assumed, both intangible and tangible, were recorded at their estimated fair values as of the merger date and have been accounted for under the acquisition method of accounting. The following table presents the preliminary valuation of the assets acquired and liabilities assumed and the fair value of consideration as of the merger date:

(dollars and shares in thousands)	April 1, 2024
Assets
Cash and cash equivalents	$177,791
Investment securities	342,490
FHLB/Federal Reserve Bank stock	14,426
Loans held-for-sale	21,159
Loans, net of allowance for credit losses	2,120,627
Premises and equipment	22,481
Goodwill	176,535
Other intangible assets	46,125
Company-owned life insurance	91,475
Other assets	95,922
Total assets	$3,109,031
Liabilities
Deposits	$2,560,124
FHLB advances	75,000
Other borrowings	30,000
Accrued expenses and other liabilities	26,309
Total liabilities	$2,691,433
Fair value of consideration
Common stock (24,014 shares issued at $17.41 per share)	$417,598
Total consideration	$417,598
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
Transaction and integration costs associated with the CapStar merger have been expensed in 2024 totaling $26.3 million and additional transaction and integration costs will be expensed in future periods as incurred.
First Midwest Bancorp, Inc.
On February 15, 2022, Old National completed its merger of equals transaction with First Midwest Bancorp, Inc. (“First Midwest”) pursuant to an agreement and plan of merger, dated as of May 30, 2021, to combine in an all-stock transaction. The combined organization has a presence in additional Midwestern markets, strong commercial banking capabilities, a robust retail footprint, a significant wealth management platform, and an enhanced ability to attract talent. The combined organization also creates the scale and profitability to accelerate digital and technology capabilities to drive future investments in consumer and commercial banking, as well as wealth management services.

As of December 31, 2022, Old National finalized its valuation of all assets acquired and liabilities assumed. The following table presents a summary of the assets acquired and liabilities assumed, net of the fair value adjustments and the fair value of consideration as of the merger date:

(dollars and shares in thousands)	February 15, 2022
Assets
Cash and cash equivalents	$1,912,629
Investment securities	3,526,278
FHLB/Federal Reserve Bank stock	106,097
Loans held-for-sale	13,809
Loans, net of allowance for credit losses	14,298,873
Premises and equipment	111,867
Operating lease right-of-use assets	129,698
Accrued interest receivable	53,502
Goodwill	961,722
Other intangible assets	117,584
Company-owned life insurance	301,025
Other assets	317,258
Total assets	$21,850,342
Liabilities
Deposits	$17,249,404
Securities sold under agreements to repurchase	135,194
FHLB advances	1,158,623
Other borrowings	274,569
Accrued expenses and other liabilities	342,369
Total liabilities	$19,160,159
Fair value of consideration
Preferred stock	$243,870
Common stock (129,365 shares issued at $18.92 per share)	2,446,312
Total consideration	$2,690,182
Transaction and integrations costs totaling $8.5 million primarily associated with the merger have been expensed in 2024, compared to $28.7 million in 2023, and $120.9 million in 2022.
As a result of the merger, Old National assumed sponsorship of First Midwest’s defined benefit pension plan (the “Pension Plan”) under which both plan participation and benefit accruals had been previously frozen. The Pension Plan was terminated in November 2022, which included the settlement of benefit obligations associated with the Pension Plan. At December 31, 2024 and December 31, 2023, there were no remaining Pension Plan assets. Pension costs were not material in 2024 or 2023.
Pending Acquisition
Bremer Financial Corporation
On November 25, 2024, Old National entered into a definitive agreement and plan of merger pursuant to which Old National will acquire Bremer Financial Corporation (“Bremer”) and its wholly owned subsidiary, Bremer Bank, National Association. As of December 31, 2024, Bremer had $16.5 billion in total assets, $11.8 billion in total loans, and $13.2 billion in deposits. Under the terms of the definitive merger agreement, each outstanding share of Bremer common stock will be converted into the right to receive 4.182 shares of Old National common stock plus $26.22 in cash, valuing the transaction at approximately $1.4 billion, or $116.76 per share, based on Old National’s closing stock price on November 22, 2024. The transaction value is likely to change until closing due to fluctuations in the price of Old National common stock. The definitive merger agreement has been unanimously approved by the Boards of Directors of Bremer and Old National. The transaction is subject to customary closing conditions and regulatory approvals, including the approval of Bremer shareholders. The transaction is anticipated to close in the middle of 2025.

In addition, on November 25, 2024, Old National announced that it entered into a forward sale agreement with Citibank, N.A. (the “Forward Purchaser”) to issue 19,047,619 shares of Old National common stock for an aggregate offering amount of $400.0 million and entered into an underwriting agreement with Citigroup Global Markets Inc., as representative for the underwriters named therein (collectively, the “Underwriters”), the Forward Purchaser, and Citigroup Global Markets Inc., as forward seller (the “Forward Seller”). The Underwriters were also granted a 30-day option to purchase up to an additional 2,857,143 shares of Old National common stock. On November 25, 2024, the Underwriters exercised this option in full, upon which Old National entered into an additional forward sale agreement to issue 2,857,143 shares of Old National common stock. The Company did not initially receive any proceeds from the sale of the Company’s common stock sold by the Forward Seller to the Underwriters. Old National expects to physically settle the forward sale agreements (by the delivery of shares of Old National common stock) and receive proceeds from the sale of those shares of Old National common stock upon one or more forward settlement dates within approximately 12 months from the date of the forward sale agreements at the then applicable forward sale price. The forward sale agreements are classified as equity instruments under ASC 815-40 Contracts in Entity’s Own Equity.
Transaction costs totaling $2.5 million associated with the merger have been expensed in 2024 and additional transaction and integration costs will be expensed in future periods as incurred.
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
During the fourth quarter of 2022, Old National initiated certain property optimization actions that included the closure and consolidation of certain branches as well as other real estate repositioning across our footprint. These actions resulted in pre-tax charges associated with valuation adjustments related to these locations totaling $26.8 million and $1.6 million for the years ended December 31, 2022 and 2023, respectively, and were recorded in noninterest expense.

NOTE 3 – INVESTMENT SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale portfolio and the corresponding amounts of gross unrealized gains, unrealized losses, and basis adjustments in accumulated other comprehensive income (loss) (“AOCI”).

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Basis Adjustments (1)	Fair Value
December 31, 2024
Available-for-Sale
U.S. Treasury	$261,421	$67	$(12,659)	$(49,816)	$199,013
U.S. government-sponsored entities and agencies	1,521,610	7	(181,360)	(82,351)	1,257,906
Mortgage-backed securities - Agency	5,861,067	6,005	(662,181)	—	5,204,891
States and political subdivisions	510,630	148	(25,881)	647	485,544
Pooled trust preferred securities	13,807	—	(2,485)	—	11,322
Other securities	311,973	760	(12,950)	—	299,783
Total available-for-sale securities	$8,480,508	$6,987	$(897,516)	$(131,520)	$7,458,459

December 31, 2023
Available-for-Sale
U.S. Treasury	$449,817	$154	$(11,941)	$(41,297)	$396,733
U.S. government-sponsored entities and agencies	1,487,879	33	(192,717)	(63,931)	1,231,264
Mortgage-backed securities - Agency	4,835,319	3,093	(621,852)	—	4,216,560
States and political subdivisions	554,509	878	(23,057)	2,930	535,260
Pooled trust preferred securities	13,797	—	(2,460)	—	11,337
Other securities	343,568	449	(22,116)	—	321,901
Total available-for-sale securities	$7,684,889	$4,607	$(874,143)	$(102,298)	$6,713,055
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

(dollars in thousands)	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Fair Value
December 31, 2024
Held-to-Maturity
U.S. government-sponsored entities and agencies	$832,984	$—	$(168,653)	$664,331
Mortgage-backed securities - Agency	970,212	—	(169,546)	800,666
States and political subdivisions	1,151,835	317	(145,861)	1,006,291
Allowance for securities held-to-maturity	(150)	—	—	(150)
Total held-to-maturity securities	$2,954,881	$317	$(484,060)	$2,471,138

December 31, 2023
Held-to-Maturity
U.S. government-sponsored entities and agencies	$825,953	$—	$(154,827)	$671,126
Mortgage-backed securities - Agency	1,029,131	—	(147,137)	881,994
States and political subdivisions	1,158,559	1,800	(112,141)	1,048,218
Allowance for securities held-to-maturity	(150)	—	—	(150)
Total held-to-maturity securities	$3,013,493	$1,800	$(414,105)	$2,601,188
Substantially all of the mortgage-backed securities in the investment portfolio are residential mortgage-backed securities.

Proceeds from sales or calls of available-for-sale investment securities and the resulting realized gains and realized losses were as follows:

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Proceeds	$379,108	$154,339	$90,840
Realized gains	104	1,006	531
Realized losses	(316)	(7,271)	(619)
Investment securities pledged to secure public and other funds had a carrying value of $7.4 billion at December 31, 2024 and $8.4 billion at December 31, 2023.
Excluding securities issued or backed by the U.S. government and its agencies and U.S. government-sponsored enterprises, there were no investments in securities from one issuer that exceeded 10% of stockholder’s equity as of December 31, 2024. At December 31, 2023, the only aggregate market value of the Company’s investment securities greater than 10% of shareholders’ equity were issued by Indiana and its political subdivisions totaling $600.9 million, which represented 10.8% of shareholders’ equity. Of the bonds issued by Indiana, 99.6% were rated “BBB+” or better, and the remaining 0.4% generally represented pre-refunded positions.
The table below shows the amortized cost and fair value of the investment securities portfolio by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yield is based on amortized cost.

	At December 31, 2024
(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Maturity
Available-for-Sale
Within one year	$193,329	$192,182	3.49%
One to five years	2,585,791	2,510,032	4.28%
Five to ten years	4,432,629	3,775,699	2.60%
Beyond ten years	1,268,759	980,546	2.66%
Total	$8,480,508	$7,458,459	3.14%
Held-to-Maturity
One to five years	$24,574	$23,810	2.94%
Five to ten years	1,356,722	1,149,507	2.57%
Beyond ten years	1,573,585	1,297,821	2.74%
Total	$2,954,881	$2,471,138	2.67%

The following table summarizes the available-for-sale investment securities with unrealized losses for which an allowance for credit losses has not been recorded by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2024
Available-for-Sale
U.S. Treasury	$3,977	$(26)	$177,691	$(12,633)	$181,668	$(12,659)
U.S. government-sponsored entities and agencies	98,280	(1,713)	1,144,618	(179,647)	1,242,898	(181,360)
Mortgage-backed securities - Agency	857,440	(9,172)	3,406,350	(653,009)	4,263,790	(662,181)
States and political subdivisions	133,906	(1,462)	279,121	(24,419)	413,027	(25,881)
Pooled trust preferred securities	—	—	11,322	(2,485)	11,322	(2,485)
Other securities	33,292	(295)	199,631	(12,655)	232,923	(12,950)
Total available-for-sale	$1,126,895	$(12,668)	$5,218,733	$(884,848)	$6,345,628	$(897,516)

December 31, 2023
Available-for-Sale
U.S. Treasury	$8,937	$(42)	$191,027	$(11,899)	$199,964	$(11,941)
U.S. government-sponsored entities and agencies	—	—	1,189,314	(192,717)	1,189,314	(192,717)
Mortgage-backed securities - Agency	90,145	(710)	3,835,552	(621,142)	3,925,697	(621,852)
States and political subdivisions	86,865	(495)	259,767	(22,562)	346,632	(23,057)
Pooled trust preferred securities	—	—	11,337	(2,460)	11,337	(2,460)
Other securities	39,032	(229)	255,888	(21,887)	294,920	(22,116)
Total available-for-sale	$224,979	$(1,476)	$5,742,885	$(872,667)	$5,967,864	$(874,143)
The following table summarizes the held-to-maturity investment securities with unrecognized losses aggregated by major security type and length of time in a continuous loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
December 31, 2024
Held-to-Maturity
U.S. government-sponsored entities and agencies	$—	$—	$664,331	$(168,653)	$664,331	$(168,653)
Mortgage-backed securities - Agency	—	—	800,666	(169,546)	800,666	(169,546)
States and political subdivisions	37,007	(430)	937,364	(145,431)	974,371	(145,861)
Total held-to-maturity	$37,007	$(430)	$2,402,361	$(483,630)	$2,439,368	$(484,060)

December 31, 2023
Held-to-Maturity
U.S. government-sponsored entities and agencies	$—	$—	$671,126	$(154,827)	$671,126	$(154,827)
Mortgage-backed securities - Agency	—	—	881,994	(147,137)	881,994	(147,137)
States and political subdivisions	—	—	977,154	(112,141)	977,154	(112,141)
Total held-to-maturity	$—	$—	$2,530,274	$(414,105)	$2,530,274	$(414,105)
The unrecognized losses on held-to-maturity investment securities presented in the table above do not include unrecognized losses on securities that were transferred from available-for-sale to held-for-maturity totaling $110.0 million at December 31, 2024 and $127.6 million at December 31, 2023. These unrecognized losses are included as a separate component of shareholders’ equity and are being amortized over the remaining term of the securities.
No allowance for credit losses for available-for-sale debt securities was needed at December 31, 2024 or December 31, 2023.

An allowance on held-to-maturity debt securities is maintained for certain municipal bonds to account for expected lifetime credit losses. Substantially all of the U.S. government-sponsored entities and agencies and agency mortgage-backed securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. Therefore, for those securities, we do not record expected credit losses. The allowance for credit losses on held-to-maturity debt securities was $0.2 million at December 31, 2024 and December 31, 2023. Accrued interest receivable on securities portfolio is excluded from the estimate of credit losses and totaled $55.3 million at December 31, 2024 and $50.3 million at December 31, 2023.
At December 31, 2024, Old National’s securities portfolio consisted of 3,006 securities, 2,639 of which were in an unrealized loss position. The unrealized losses attributable to our U.S. Treasury, U.S. government-sponsored entities and agencies, agency mortgage-backed securities, states and political subdivisions, and other securities are the result of fluctuations in interest rates and market movements. Old National’s pooled trust preferred securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. At December 31, 2024, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.
Old National’s pooled trust preferred securities have experienced credit defaults. However, we believe that the value of the instruments lies in the full and timely interest payments that will be received through maturity, the steady amortization that will be experienced until maturity, and the full return of principal by the final maturity of the collateralized debt obligations. Old National did not recognize any losses on these securities for the years ended December 31, 2024 or December 31, 2023.
Equity Securities
Equity securities consist of mutual funds for Community Reinvestment Act qualified investments and diversified investment securities held in a grantor trust for participants in the Company’s nonqualified deferred compensation plan. Old National’s equity securities with readily determinable fair values totaled $92.0 million at December 31, 2024 and $80.4 million at December 31, 2023. There were gains on equity securities of $0.9 million during 2024, gains on equity securities of $21.5 million during 2023, and losses on equity securities of $4.9 million during 2022 recorded in noninterest income.
Alternative Investments
Old National has alternative investments without readily determinable fair values that are included in other assets totaling $609.2 million at December 31, 2024 and $449.3 million at December 31, 2023. These investments consisted of $318.5 million of illiquid investments of partnerships, limited liability companies, and other ownership interests that support affordable housing and $290.7 million of economic development and community revitalization initiatives in low-to-moderate income neighborhoods, compared to $252.2 million and $197.1 million for the same investment types, respectively, at December 31, 2023. There were no impairments or adjustments on equity securities without readily determinable fair values, except for amortization of tax credit investments during 2024, 2023, and 2022. See Note 9 to the consolidated financial statements for detail regarding these investments.
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
In the ordinary course of business, Old National grants loans to certain executive officers and directors (collectively referred to as “related parties”). The aggregate amount of loans to related parties was not greater than 5% of the Company’s shareholders’ equity at December 31, 2024 or 2023.
Old National has loan participations, which qualify as participating interests, with other financial institutions. At December 31, 2024, these loans totaled $3.3 billion, of which $1.5 billion had been sold to other financial institutions and $1.8 billion was retained by Old National. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.
The loan categories used to monitor and analyze interest income and yields are different than the portfolio segments used to determine the allowance for credit losses on loans. The allowance for credit losses was calculated by pooling loans of similar credit risk characteristics and credit monitoring procedures. The four loan portfolios used to monitor and analyze interest income and yields – commercial, commercial real estate, residential real estate, and consumer – are reclassified into seven segments of loans – commercial, commercial real estate, business banking credit center (“BBCC”), residential real estate, indirect, direct, and home equity for purposes of determining the allowance for credit losses on loans. The commercial and commercial real estate loan categories shown on the balance sheet include the same pool of loans as the commercial, commercial real estate, and BBCC portfolio segments. The consumer loan category shown on the balance sheet is comprised of the same loans in the indirect, direct, and home equity portfolio segments. The portfolio segment reclassifications follow:

	Balance Sheet Line Item	Portfolio Segment Reclassifications	Portfolio Segment After Reclassifications

(dollars in thousands)
December 31, 2024
Commercial (1)	$10,288,560	$(232,301)	$10,056,259
Commercial real estate	16,307,486	(174,438)	16,133,048
BBCC	N/A	406,739	406,739
Residential real estate	6,797,586	—	6,797,586
Consumer	2,892,255	(2,892,255)	N/A
Indirect	N/A	1,096,778	1,096,778
Direct	N/A	514,144	514,144
Home equity	N/A	1,281,333	1,281,333
Total loans (2)	36,285,887	—	36,285,887
Allowance for credit losses on loans	(392,522)	—	(392,522)
Net loans	$35,893,365	$—	$35,893,365

December 31, 2023
Commercial (1)	$9,512,230	$(232,764)	$9,279,466
Commercial real estate	14,140,629	(169,058)	13,971,571
BBCC	N/A	401,822	401,822
Residential real estate	6,699,443	—	6,699,443
Consumer	2,639,625	(2,639,625)	N/A
Indirect	N/A	1,050,982	1,050,982
Direct	N/A	523,172	523,172
Home equity	N/A	1,065,471	1,065,471
Total loans (2)	32,991,927	—	32,991,927
Allowance for credit losses on loans	(307,610)	—	(307,610)
Net loans	$32,684,317	$—	$32,684,317
(1)    Includes direct finance leases of $120.6 million at December 31, 2024 and $169.7 million at December 31, 2023.
(2)    Includes unearned income of $163.3 million at December 31, 2024 and $93.7 million at December 31, 2023.

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
At 237%, Old National Bank’s applicable investor commercial real estate loans as a percentage of its Tier 1 capital plus the allowance for credit losses attributable to loans and leases remained below the regulatory guideline limit of 300% at December 31, 2024.
BBCC
BBCC loans are typically granted to small businesses with gross revenues of less than $5 million and aggregate debt of less than $1 million. Old National has established minimum debt service coverage ratios, minimum Fair Isaac Corporation (“FICO”) scores for owners and guarantors, and the ability to show relatively stable earnings as criteria to help mitigate risk. Repayment of these loans depends on the personal income of the borrowers and the cash flows of the business. These factors can be affected by such changes as economic conditions and unemployment levels.
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
Allowance for Credit Losses
Loans
Credit loss assumptions used when computing the level of expected credit losses are estimated using a model that categorizes loan pools based on loss history, delinquency status, and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. The base forecast scenario considers unemployment, gross domestic product, and the BBB ratio (BBB spread to the 10-year U.S. Treasury rate). In addition to the quantitative inputs, several qualitative factors are considered. These factors include the risk that macroeconomic forecasts of unemployment, gross domestic product, home price index, and the BBB ratio may prove to be more severe and/or prolonged than our baseline forecast due to a variety of considerations. Old National’s activity in the allowance for credit losses on loans by portfolio segment was as follows:

(dollars in thousands)	Balance at Beginning of Period	Allowance Established for Acquired PCD Loans	Charge-offs	Recoveries	Provision (Release) for Loan Losses	Balance at End of Period
Year Ended December 31, 2024
Commercial	$118,333	$17,838	$(36,172)	$1,623	$47,100	$148,722
Commercial real estate	155,099	8,041	(18,565)	2,713	53,021	200,309
BBCC	2,887	—	(1,801)	325	1,402	2,813
Residential real estate	20,837	134	(14)	883	1,082	22,922
Indirect	1,236	—	(5,610)	1,274	11,534	8,434
Direct	3,169	59	(8,672)	2,152	5,596	2,304
Home equity	6,049	653	(470)	330	456	7,018
Total	$307,610	$26,725	$(71,304)	$9,300	$120,191	$392,522

Year Ended December 31, 2023
Commercial	$120,612	$—	$(41,451)	$4,172	$35,000	$118,333
Commercial real estate	138,244	—	(11,198)	2,417	25,636	155,099
BBCC	2,431	—	(1,650)	275	1,831	2,887
Residential real estate	21,916	—	(256)	1,268	(2,091)	20,837
Indirect	1,532	—	(2,948)	1,559	1,093	1,236
Direct	12,116	—	(10,517)	2,331	(761)	3,169
Home equity	6,820	—	(443)	531	(859)	6,049
Total	$303,671	$—	$(68,463)	$12,553	$59,849	$307,610

Year Ended December 31, 2022
Commercial	$27,232	$38,780	$(6,885)	$4,610	$56,875	$120,612
Commercial real estate	64,004	49,419	(6,519)	1,095	30,245	138,244
BBCC	2,458	—	(85)	281	(223)	2,431
Residential real estate	9,347	136	(344)	760	12,017	21,916
Indirect	1,743	—	(2,525)	1,263	1,051	1,532
Direct	528	31	(10,799)	2,557	19,799	12,116
Home equity	2,029	723	(124)	616	3,576	6,820
Total	$107,341	$89,089	$(27,281)	$11,182	$123,340	$303,671

The allowance for credit losses on loans at December 31, 2024 included $26.7 million of allowance for credit losses on acquired PCD loans established through acquisition accounting adjustments on or after the CapStar acquisition date. In addition, the provision for credit losses on loans in the year ended December 31, 2024 included $15.3 million to establish an allowance for credit losses on non-PCD loans acquired in the CapStar transaction.
Accrued interest receivable on loans is excluded from the estimate of credit losses and totaled $171.6 million at December 31, 2024 and $169.8 million at December 31, 2023.
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

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Balance at beginning of period	$31,226	$32,188	$10,879
Provision for credit losses on unfunded loan commitments acquired during the period	1,763	—	11,013
Provision (release) for credit losses on unfunded loan commitments	(11,335)	(962)	10,296
Balance at end of period	$21,654	$31,226	$32,188
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

The following table summarizes the amortized cost of term loans by risk category of commercial, commercial real estate, and BBCC loans by loan portfolio segment, class of loan, and origination year:

	Origination Year							Revolving to Term
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving		Total
December 31, 2024
Commercial:
Pass	$1,852,046	$1,267,721	$1,145,488	$699,429	$450,332	$624,522	$2,577,941	$593,232	$9,210,711
Special Mention	46,935	102,372	32,250	40,221	21,538	20,535	80,625	28,978	373,454
Classified:
Substandard	27,139	49,340	77,835	35,036	19,307	25,503	78,210	40,217	352,587
Nonaccrual	2,221	1,072	4,199	1,530	604	1,357	719	829	12,531
Doubtful	3,419	20,145	27,016	1,774	5,451	1,494	15,405	32,272	106,976
Total	$1,931,760	$1,440,650	$1,286,788	$777,990	$497,232	$673,411	$2,752,900	$695,528	$10,056,259

Commercial real estate:
Pass	$2,196,306	$2,555,236	$3,825,305	$2,065,037	$1,362,703	$1,641,611	$122,708	$891,682	$14,660,588
Special Mention	72,020	31,203	158,254	48,524	37,693	64,357	—	111,900	523,951
Classified:
Substandard	47,079	55,923	249,269	102,913	39,466	142,110	996	76,897	714,653
Nonaccrual	3,693	411	3,579	15,922	1,930	3,231	—	118	28,884
Doubtful	7,787	9,689	16,501	37,455	22,817	59,879	—	50,844	204,972
Total	$2,326,885	$2,652,462	$4,252,908	$2,269,851	$1,464,609	$1,911,188	$123,704	$1,131,441	$16,133,048

BBCC:
Pass	$79,760	$78,420	$55,687	$33,857	$30,215	$22,797	$67,668	$16,265	$384,669
Special Mention	1,579	1,067	807	917	21	224	3,582	3,028	11,225
Classified:
Substandard	468	976	56	136	598	308	755	2,876	6,173
Nonaccrual	—	114	312	177	63	119	—	551	1,336
Doubtful	—	397	841	350	15	845	—	888	3,336
Total	$81,807	$80,974	$57,703	$35,437	$30,912	$24,293	$72,005	$23,608	$406,739

	Origination Year							Revolving to Term
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving		Total
December 31, 2023
Commercial:
Pass	$1,826,289	$1,573,669	$985,964	$520,883	$450,911	$495,979	$2,051,985	$651,953	$8,557,633
Special Mention	20,038	90,031	19,953	36,906	25,756	47,357	89,765	44,348	374,154
Classified:
Substandard	27,271	41,164	27,990	37,618	10,461	29,981	72,703	56,716	303,904
Nonaccrual	32	7,034	—	—	823	3,411	—	5,461	16,761
Doubtful	—	7,261	5,925	4,875	1,742	7,211	—	—	27,014
Total	$1,873,630	$1,719,159	$1,039,832	$600,282	$489,693	$583,939	$2,214,453	$758,478	$9,279,466

Commercial real estate:
Pass	$2,177,841	$3,515,702	$2,563,638	$1,576,044	$1,010,351	$1,161,119	$103,332	$960,386	$13,068,413
Special Mention	69,648	69,946	68,708	27,059	52,107	95,896	3,893	64,730	451,987
Classified:
Substandard	26,638	56,423	21,401	28,983	61,186	49,558	—	48,760	292,949
Nonaccrual	—	21,919	10,706	1,975	1,634	8,632	—	1,400	46,266
Doubtful	5,360	429	30,897	2,306	37,777	35,187	—	—	111,956
Total	$2,279,487	$3,664,419	$2,695,350	$1,636,367	$1,163,055	$1,350,392	$107,225	$1,075,276	$13,971,571

BBCC:
Pass	$81,102	$64,583	$44,307	$38,086	$27,557	$19,028	$68,807	$33,361	$376,831
Special Mention	—	—	857	700	1,001	349	2,144	12,728	17,779
Classified:
Substandard	436	193	252	—	—	604	15	1,006	2,506
Nonaccrual	—	—	482	—	4	1,105	—	1,402	2,993
Doubtful	302	727	254	286	60	84	—	—	1,713
Total	$81,840	$65,503	$46,152	$39,072	$28,622	$21,170	$70,966	$48,497	$401,822

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

	Origination Year							Revolving to Term
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving		Total
December 31, 2024
Residential real estate:
Performing	$509,704	$476,698	$1,455,085	$1,662,195	$1,574,961	$1,058,175	$43	$271	$6,737,132
Nonperforming	480	5,060	11,210	6,298	5,208	32,198	—	—	60,454
Total	$510,184	$481,758	$1,466,295	$1,668,493	$1,580,169	$1,090,373	$43	$271	$6,797,586

Indirect:
Performing	$438,835	$279,910	$227,691	$92,223	$37,937	$14,810	$—	$—	$1,091,406
Nonperforming	714	1,147	1,498	1,378	373	262	—	—	5,372
Total	$439,549	$281,057	$229,189	$93,601	$38,310	$15,072	$—	$—	$1,096,778

Direct:
Performing	$83,773	$72,838	$66,563	$61,317	$34,159	$80,188	$108,572	$3,327	$510,737
Nonperforming	96	313	365	352	468	1,730	1	82	3,407
Total	$83,869	$73,151	$66,928	$61,669	$34,627	$81,918	$108,573	$3,409	$514,144

Home equity:
Performing	$—	$—	$259	$210	$1,135	$11,005	$1,216,226	$31,787	$1,260,622
Nonperforming	—	—	1,278	91	209	4,920	2,594	11,619	20,711
Total	$—	$—	$1,537	$301	$1,344	$15,925	$1,218,820	$43,406	$1,281,333

	Origination Year							Revolving to Term
	2023	2022	2021	2020	2019	Prior	Revolving		Total
December 31, 2023
Residential real estate:
Performing	$453,743	$1,508,671	$1,836,078	$1,705,131	$430,783	$722,987	$—	$279	$6,657,672
Nonperforming	116	4,563	4,004	3,375	4,078	25,635	—	—	41,771
Total	$453,859	$1,513,234	$1,840,082	$1,708,506	$434,861	$748,622	$—	$279	$6,699,443

Indirect:
Performing	$393,369	$355,822	$162,735	$82,871	$37,967	$13,815	$—	$196	$1,046,775
Nonperforming	372	1,472	1,207	547	318	291	—	—	4,207
Total	$393,741	$357,294	$163,942	$83,418	$38,285	$14,106	$—	$196	$1,050,982

Direct:
Performing	$109,372	$90,310	$92,491	$48,387	$29,659	$67,129	$75,080	$4,852	$517,280
Nonperforming	67	531	517	560	210	3,872	124	11	5,892
Total	$109,439	$90,841	$93,008	$48,947	$29,869	$71,001	$75,204	$4,863	$523,172

Home equity:
Performing	$290	$164	$160	$140	$679	$4,483	$1,019,389	$23,918	$1,049,223
Nonperforming	—	310	328	404	741	4,327	2,844	7,294	16,248
Total	$290	$474	$488	$544	$1,420	$8,810	$1,022,233	$31,212	$1,065,471

The following table summarizes the gross charge-offs of loans by loan portfolio segment and origination year:

	Origination Year
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Year Ended December 31, 2024
Commercial	$2,892	$13,447	$11,797	$2,074	$4,061	$923	$978	$36,172
Commercial real estate	70	204	84	6,570	2	11,635	—	18,565
BBCC	—	1,184	410	56	112	39	—	1,801
Residential real estate	—	—	—	—	—	14	—	14
Indirect	426	2,426	1,660	687	127	284	—	5,610
Direct	279	610	1,906	1,763	750	1,074	2,290	8,672
Home equity	—	—	—	34	—	436	—	470
Total gross charge-offs	$3,667	$17,871	$15,857	$11,184	$5,052	$14,405	$3,268	$71,304

	Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving	Total
Year Ended December 31, 2023
Commercial	$—	$6,475	$24,022	$120	$7,245	$2,880	$709	$41,451
Commercial real estate	—	54	2,808	2,144	—	6,192	—	11,198
BBCC	670	548	362	70	—	—	—	1,650
Residential real estate	—	—	—	—	—	256	—	256
Indirect	271	1,447	787	159	152	132	—	2,948
Direct	173	1,899	2,367	746	1,207	543	3,582	10,517
Home equity	—	—	—	35	—	408	—	443
Total gross charge-offs	$1,114	$10,423	$30,346	$3,274	$8,604	$10,411	$4,291	$68,463
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

The following table presents the aging of the amortized cost basis in past due loans by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Current	Total Loans
December 31, 2024
Commercial	$5,970	$12,021	$47,257	$65,248	$9,991,011	$10,056,259
Commercial real estate	19,240	12,728	60,145	92,113	16,040,935	16,133,048
BBCC	1,227	861	1,430	3,518	403,221	406,739
Residential	49,331	12,085	26,698	88,114	6,709,472	6,797,586
Indirect	9,700	2,675	1,463	13,838	1,082,940	1,096,778
Direct	2,004	970	1,470	4,444	509,700	514,144
Home equity	4,765	3,399	7,567	15,731	1,265,602	1,281,333
Total	$92,237	$44,739	$146,030	$283,006	$36,002,881	$36,285,887

December 31, 2023
Commercial	$16,128	$1,332	$4,861	$22,321	$9,257,145	$9,279,466
Commercial real estate	9,081	5,254	30,660	44,995	13,926,576	13,971,571
BBCC	1,368	134	977	2,479	399,343	401,822
Residential	12,358	367	15,249	27,974	6,671,469	6,699,443
Indirect	7,025	1,854	1,342	10,221	1,040,761	1,050,982
Direct	5,436	1,455	1,787	8,678	514,494	523,172
Home equity	7,791	2,347	6,659	16,797	1,048,674	1,065,471
Total	$59,187	$12,743	$61,535	$133,465	$32,858,462	$32,991,927
The following table presents the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing by class of loan:

	December 31, 2024			December 31, 2023
(dollars in thousands)	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing
Commercial	$119,507	$30,551	$861	$43,775	$13,143	$242
Commercial real estate	233,856	64,453	3,126	158,222	24,507	585
BBCC	4,672	—	—	4,706	—	95
Residential	60,454	—	—	41,771	—	—
Indirect	5,372	—	—	4,207	—	8
Direct	3,407	—	—	5,892	—	31
Home equity	20,711	—	73	16,248	—	—
Total	$447,979	$95,004	$4,060	$274,821	$37,650	$961
Interest income recognized on nonaccrual loans was insignificant during the years ended December 31, 2024 and 2023.

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

	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Investment Securities/Cash	Auto	Other
December 31, 2024
Commercial	$17,520	$68,985	$6,980	$6,544	$5,215
Commercial real estate	228,952	542	1,046	—	—
BBCC	3,201	1,137	86	248	—
Residential	60,454	—	—	—	—
Indirect	—	—	—	5,372	—
Direct	2,623	16	23	396	34
Home equity	20,711	—	—	—	—
Total	$333,461	$70,680	$8,135	$12,560	$5,249

December 31, 2023
Commercial	$14,303	$24,729	$2,577	$280	$328
Commercial real estate	146,425	—	1,167	—	6,107
BBCC	3,522	794	—	390	—
Residential	41,771	—	—	—	—
Indirect	—	—	—	4,207	—
Direct	4,727	1	3	366	29
Home equity	16,248	—	—	—	—
Total	$226,996	$25,524	$3,747	$5,243	$6,464
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
The following table presents the amortized cost basis of financial difficulty modifications that were modified by class of loans and type of modification:

(dollars in thousands)	Term Extension	Payment Delay	Total Class of Loans
Year Ended December 31, 2024
Commercial	$43,330	$4,637	0.4%
Commercial real estate	151,983	2,666	0.9%
Total	$195,313	$7,303	0.5%

Year Ended December 31, 2023
Commercial	$21,631	$—	0.2%
Commercial real estate	121,529	—	0.9%
Total	$143,160	$—	0.4%

Old National monitors the performance of financial difficulty modifications to understand the effectiveness of its efforts. The following table presents the performance of financial difficulty modifications in the twelve months following modification:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Current	Total Loans
December 31, 2024
Commercial	$—	$1,352	$3,900	$5,252	$42,715	$47,967
Commercial real estate	3,804	1,741	4,920	10,465	144,184	154,649
Total	$3,804	$3,093	$8,820	$15,717	$186,899	$202,616

December 31, 2023
Commercial	$—	$—	$—	$—	$21,631	$21,631
Commercial real estate	$5,287	$—	$—	$5,287	$116,242	$121,529
Total	$5,287	$—	$—	$5,287	$137,873	$143,160
The following table summarizes the nature of the financial difficulty modifications by class of loans:

	Weighted- Average Term Extension (in months)	Weighted- Average Payment Delay (in months)
Year Ended December 31, 2024
Commercial	7.2	6.0
Commercial real estate	7.2	7.0
Total	7.2	6.4

Year Ended December 31, 2023
Commercial	6.1	—
Commercial real estate	8.6	—
Total	8.2	—
There were payment defaults on $8.8 million of loans during the year ended December 31, 2024 to borrowers whose loans were modified due to financial difficulties within the previous twelve months. The payment defaults did not materially impact the allowance for credit losses on loans. There were no material payment defaults on these loans subsequent to their modifications during the year ended December 31, 2023. At December 31, 2024, Old National had not committed to lend any material additional funds to the borrowers whose loans were modified due to financial difficulties.
Purchased Credit Deteriorated Loans
Old National has purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans is as follows:

(dollars in thousands)	CapStar (1)
Purchase price of loans at acquisition	$610,691
Allowance for credit losses at acquisition	26,725
Non-credit discount at acquisition	41,886
Par value of acquired loans at acquisition	$679,302
(1)Old National acquired CapStar effective April 1, 2024.

NOTE 5 – PREMISES AND EQUIPMENT
The composition of premises and equipment was as follows:

	December 31,
(dollars in thousands)	2024	2023
Land	$96,798	$91,568
Buildings	491,553	453,234
Furniture, fixtures, and equipment	158,529	148,134
Leasehold improvements	97,260	85,187
Total	844,140	778,123
Accumulated depreciation	(255,170)	(212,727)
Premises and equipment, net	$588,970	$565,396
Depreciation expense was $38.1 million in 2024, $38.2 million in 2023, and $36.4 million in 2022.
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
Old National has operating and finance leases for land, office space, banking centers, and equipment. These leases are generally for periods of 5 to 30 years with various renewal options. We include certain renewal options in the measurement of our right-of-use assets and lease liabilities if they are reasonably certain to be exercised. Variable lease payments that are dependent on an index or a rate are initially measured using the index or rate at the commencement date and are included in the measurement of the lease liability. Variable lease payments that are not dependent on an index or a rate are excluded from the measurement of the lease liability and are recognized in profit and loss when incurred. Variable lease payments are defined as payments made for the right to use an asset that vary because of changes in facts or circumstances occurring after the commencement date, other than the passage of time.
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

The components of lease expense were as follows:

	Affected Line Item in the Statement of Income	Years Ended December 31,
(dollars in thousands)		2024	2023	2022
Operating lease cost	Occupancy/Equipment expense	$32,603	$31,175	$29,368
Finance lease cost:
Amortization of right-of-use assets	Occupancy expense	6,688	2,921	2,672
Interest on lease liabilities	Interest expense	1,039	722	415
Sub-lease income	Occupancy expense	(446)	(387)	(448)
Total		$39,884	$34,431	$32,007
Supplemental balance sheet information related to leases was as follows:

	December 31,
(dollars in thousands)	2024	2023
Operating Leases
Operating lease right-of-use assets	$181,920	$185,506
Operating lease liabilities	200,068	204,960

Finance Leases
Premises and equipment, net	23,205	19,820
Other borrowings	24,822	20,955

Weighted-Average Remaining Lease Term (in Years)
Operating leases	7.8	8.5
Finance leases	7.8	10.5

Weighted-Average Discount Rate
Operating leases	3.14%	3.04%
Finance leases	3.96%	3.90%
Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$33,281	$31,720	$30,340
Operating cash flows from finance leases	1,039	722	415
Financing cash flows from finance leases	6,206	2,533	2,475
The following table presents a maturity analysis of the Company’s lease liability by lease classification at December 31, 2024:

(dollars in thousands)	Operating Leases	Finance Leases
2025	$34,463	$9,215
2026	33,770	2,579
2027	32,025	2,581
2028	27,999	2,264
2029	25,712	1,421
Thereafter	72,906	11,030
Total undiscounted lease payments	226,875	29,090
Amounts representing interest	(26,807)	(4,268)
Lease liability	$200,068	$24,822

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the changes in the carrying amount of goodwill:

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Balance at beginning of period	$1,998,716	$1,998,716	$1,036,994
Acquisitions and adjustments	176,535	—	961,722
Balance at end of period	$2,175,251	$1,998,716	$1,998,716
During 2024, Old National recorded $176.5 million of goodwill associated with the acquisition of CapStar. During 2022, Old National recorded $961.7 million of goodwill associated with the First Midwest merger. See Note 2 to the consolidated financial statements for additional detail regarding these transactions.
Old National performed the required annual goodwill impairment test as of August 31, 2024 and there was no impairment. No events or circumstances since the August 31, 2024 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.
The gross carrying amounts and accumulated amortization of other intangible assets were as follows:

(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
December 31, 2024
Core deposit	$189,636	$(95,950)	$93,686
Customer trust relationships	50,892	(23,731)	27,161
Total intangible assets	$240,528	$(119,681)	$120,847

December 31, 2023
Core deposit	$143,511	$(72,940)	$70,571
Customer trust relationships	52,621	(20,942)	31,679
Total intangible assets	$196,132	$(93,882)	$102,250
Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years. During 2024, Old National recorded $46.1 million of core deposit intangibles associated with the acquisition of CapStar. During 2022, Old National recorded $77.9 million of core deposit intangibles and $39.7 million of customer trust relationships intangible associated with the First Midwest merger.
Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. No impairment charges were recorded in 2024, 2023, or 2022. Total amortization expense associated with intangible assets was $27.5 million in 2024, $24.2 million in 2023, and $25.9 million in 2022.
Estimated amortization expense for future years is as follows:

(dollars in thousands)
2025	$26,116
2026	22,474
2027	18,947
2028	15,598
2029	12,663
Thereafter	25,049
Total	$120,847

NOTE 8 – LOAN SERVICING RIGHTS
Loan servicing rights are included in other assets on the balance sheet. At December 31, 2024, loan servicing rights derived from mortgage loans sold with servicing retained totaled $40.9 million, compared to $35.8 million at December 31, 2023. Loans serviced for others are not reported as assets. The principal balance of mortgage loans serviced for others totaled $4.6 billion at December 31, 2024 and $4.3 billion at December 31, 2023. Custodial escrow balances maintained in connection with serviced loans totaled $29.8 million at December 31, 2024 and $27.0 million at December 31, 2023.
The following table summarizes the carrying values and activity related to loan servicing rights and the related valuation allowance:

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Balance at beginning of period	$35,789	$37,267	$30,085
Additions (1)	10,829	3,657	13,080
Amortization	(5,646)	(5,135)	(5,898)
Balance before valuation allowance at end of period	40,972	35,789	37,267
Valuation allowance:
Balance at beginning of period	—	—	(46)
(Additions)/recoveries	(36)	—	46
Balance at end of period	(36)	—	—
Loan servicing rights, net	$40,936	$35,789	$37,267
(1)Additions in 2024 included loan servicing rights of $2.7 million acquired in the CapStar transaction on April 1, 2024. Additions in 2022 included loan servicing rights of $7.7 million acquired in the First Midwest merger on February 15, 2022.
At December 31, 2024, the fair value of servicing rights was $55.7 million, which was determined using a discount rate of 10% and a conditional prepayment rate of 8%. At December 31, 2023, the fair value of servicing rights was $47.1 million, which was determined using a discount rate of 9% and a conditional prepayment rate of 10%.
NOTE 9 – QUALIFIED AFFORDABLE HOUSING PROJECTS AND OTHER TAX CREDIT INVESTMENTS
Old National is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in other assets on the balance sheet, with any unfunded commitments included with other liabilities. As of December 31, 2024, Old National expects to recover its remaining investments through the use of the tax credits that are generated by the investments.
The following table summarizes Old National’s investments in qualified affordable housing projects and other tax credit investments:

(dollars in thousands)		December 31, 2024		December 31, 2023
Investment	Accounting Method	Investment	Unfunded Commitment (1)	Investment	Unfunded Commitment
Low Income Housing Tax Credit (“LIHTC”)	Proportional amortization	$199,350	$115,345	$114,991	$75,981
Federal Historic Tax Credit (“FHTC”)	Proportional amortization (2)	30,835	24,869	34,220	27,421
New Markets Tax Credit (“NMTC”)	Consolidation	60,462	—	47,727	—
Renewable Energy	Equity	4	—	201	—
Total		$290,651	$140,214	$197,139	$103,402
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

The following table summarizes the amortization expense and tax benefit recognized for Old National’s qualified affordable housing projects and other tax credit investments:

(dollars in thousands)	Amortization Expense (1)	Tax Expense (Benefit) Recognized (2)
Year Ended December 31, 2024
LIHTC	$10,819	$(14,551)
FHTC	2,624	(2,733)
NMTC	12,636	(15,720)
Renewable Energy	197	—
Total	$26,276	$(33,004)

Year Ended December 31, 2023
LIHTC	$9,343	$(10,980)
FHTC	5,487	(6,186)
NMTC	8,982	(11,195)
Renewable Energy	898	—
Total	$24,710	$(28,361)

Year Ended December 31, 2022
LIHTC	$4,974	$(6,613)
FHTC	1,925	(2,227)
NMTC	8,197	(10,225)
Renewable Energy	839	—
Total	$15,935	$(19,065)
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
NOTE 10 – DEPOSITS
At December 31, 2024, the scheduled maturities of total time deposits were as follows:

(dollars in thousands)
Due in 2025	$6,393,304
Due in 2026	256,770
Due in 2027	63,153
Due in 2028	17,067
Due in 2029	18,861
Thereafter	6,584
Total	$6,755,739
The aggregate amount of time deposits in denominations that met or exceeded the FDIC insurance limit of $250,000 totaled $2.0 billion at December 31, 2024 and $1.5 billion at December 31, 2023.

NOTE 11 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase are secured borrowings. Old National pledges investment securities to secure these borrowings. The following table presents securities sold under agreements to repurchase and related weighted-average interest rates for each of the years ended December 31:

(dollars in thousands)	2024	2023
Outstanding at year-end	$268,975	$285,206
Average amount outstanding	258,630	332,853
Maximum amount outstanding at any month-end	319,423	430,537
Weighted-average interest rate:
During year	1.06%	0.99%
End of year	0.86	3.64
The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At December 31, 2024
	Remaining Contractual Maturity of the Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 days	Total
Repurchase Agreements:
U.S. Treasury and agency securities	$268,975	$—	$—	$—	$268,975
Total	$268,975	$—	$—	$—	$268,975
NOTE 12 – FEDERAL HOME LOAN BANK ADVANCES
The following table summarizes Old National Bank’s FHLB advances:

	December 31,
(dollars in thousands)	2024	2023
FHLB advances (fixed rates 2.19% to 4.60% and variable rates 4.33% to 4.55%) maturing January 2025 to March 2044	$4,475,285	$4,300,528
Fair value hedge basis adjustments and unamortized prepayment fees	(22,726)	(19,847)
Total other borrowings	$4,452,559	$4,280,681
FHLB advances had weighted-average rates of 3.54% at December 31, 2024 and 3.45% at December 31, 2023. FHLB advances are collateralized by designated assets that may include qualifying commercial real estate loans, residential and multifamily mortgages, home equity loans, and certain investment securities.
At December 31, 2024, total unamortized prepayment fees related to all FHLB advance debt modifications completed in prior years totaled $8.2 million, compared to $14.2 million at December 31, 2023.
Contractual maturities of FHLB advances at December 31, 2024 were as follows:

(dollars in thousands)
Due in 2025	$700,285
Due in 2026	100,000
Due in 2028	650,000
Due in 2029	800,000
Thereafter	2,225,000
Fair value hedge basis adjustments and unamortized prepayment fees	(22,726)
Total	$4,452,559

NOTE 13 – OTHER BORROWINGS
The following table summarizes Old National’s other borrowings:

	December 31,
(dollars in thousands)	2024	2023
Old National Bancorp:
Subordinated debentures (fixed rate 5.88%) maturing September 2026	$150,000	$150,000
Subordinated debentures (fixed rate 5.25%) maturing June 2030	30,000	—
Junior subordinated debentures (rates of 6.02% to 8.43%) maturing July 2031 to September 2037	136,643	136,643
Senior unsecured notes (fixed rate 4.13%) matured August 2024	—	175,000
Unamortized debt issuance costs related to senior unsecured notes	—	(91)
Other basis adjustments	13,049	18,207
Old National Bank:
Finance lease liabilities	24,822	20,955
Subordinated debentures (3-month Secured Overnight Financing Rate (“SOFR”) plus 4.62%; variable rate 9.21%) maturing October 2025	12,000	12,000
Leveraged loans for NMTC (fixed rates of 1.00% to 2.82%) maturing December 2046 to June 2060	210,251	154,284
Other (1)	112,853	97,872
Total other borrowings	$689,618	$764,870
(1)Includes overnight borrowings to collateralize certain derivative positions totaling $112.8 million at December 31, 2024 and $97.6 million at December 31, 2023.
Contractual maturities of other borrowings at December 31, 2024 were as follows:

(dollars in thousands)
Due in 2025	$133,224
Due in 2026	151,978
Due in 2027	2,053
Due in 2028	1,810
Due in 2029	1,019
Thereafter	386,411
Unamortized debt issuance costs and other basis adjustments	13,123
Total	$689,618
Junior Subordinated Debentures
Junior subordinated debentures related to trust preferred securities are classified in “other borrowings” and qualify as Tier 2 capital for regulatory purposes, subject to certain limitations.
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

The following table summarizes the terms of our outstanding junior subordinated debentures as of December 31, 2024:

(dollars in thousands) Name of Trust	Issuance Date	Issuance Amount	Rate	Rate at December 31, 2024	Maturity Date
Bridgeview Statutory Trust I	July 2001	$15,464	3-month SOFR plus 3.58%	8.43%	July 31, 2031
Bridgeview Capital Trust II	December 2002	15,464	3-month SOFR plus 3.35%	8.27%	January 7, 2033
First Midwest Capital Trust I	November 2003	37,825	6.95% fixed	6.95%	December 1, 2033
St. Joseph Capital Trust II	March 2005	5,155	3-month SOFR plus 1.75%	6.36%	March 17, 2035
Northern States Statutory Trust I	September 2005	10,310	3-month SOFR plus 1.80%	6.42%	September 15, 2035
Anchor Capital Trust III	August 2005	5,000	3-month SOFR plus 1.55%	6.14%	September 30, 2035
Great Lakes Statutory Trust II	December 2005	6,186	3-month SOFR plus 1.40%	6.02%	December 15, 2035
Home Federal Statutory Trust I	September 2006	15,464	3-month SOFR plus 1.65%	6.27%	September 15, 2036
Monroe Bancorp Capital Trust I	July 2006	3,093	3-month SOFR plus 1.60%	6.52%	October 7, 2036
Tower Capital Trust 3	December 2006	9,279	3-month SOFR plus 1.69%	6.45%	March 1, 2037
Monroe Bancorp Statutory Trust II	March 2007	5,155	3-month SOFR plus 1.60%	6.22%	June 15, 2037
Great Lakes Statutory Trust III	June 2007	8,248	3-month SOFR plus 1.70%	6.32%	September 15, 2037
Total		$136,643

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
Finance Lease Liabilities
Old National has long-term finance lease liabilities for certain banking centers and equipment totaling $24.8 million at December 31, 2024. See Note 6 to the consolidated financial statements for a maturity analysis of the Company’s finance lease liabilities.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes within each classification of AOCI, net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sale Debt Securities	Unrealized Gains and Losses on Held-to- Maturity Securities	Gains and Losses on Hedges	Defined Benefit Pension Plans	Total
Year Ended December 31, 2024
Balance at beginning of period	$(652,518)	$(95,472)	$9,181	$—	$(738,809)
Other comprehensive income (loss) before reclassifications	(15,702)	—	(17,936)	—	(33,638)
Amounts reclassified from AOCI to income (1)	157	13,178	13,069		26,404
Balance at end of period	$(668,063)	$(82,294)	$4,314	$—	$(746,043)

Year Ended December 31, 2023
Balance at beginning of period	$(642,346)	$(112,664)	$(31,549)	$137	$(786,422)
Other comprehensive income (loss) before reclassifications	(14,817)	1,325	51,871	—	38,379
Amounts reclassified from AOCI to income (1)	4,645	15,867	(11,141)	(137)	9,234
Balance at end of period	$(652,518)	$(95,472)	$9,181	$—	$(738,809)

Year Ended December 31, 2022
Balance at beginning of period	$(2,950)	$—	$543	$32	$(2,375)
Other comprehensive income (loss) before reclassifications	(639,463)	(125,229)	(34,043)	—	(798,735)
Amounts reclassified from AOCI to income (1)	67	12,565	1,951	105	14,688
Balance at end of period	$(642,346)	$(112,664)	$(31,549)	$137	$(786,422)
(1)See table below for details about reclassifications to income.
The following table summarizes the significant amounts reclassified out of each component of AOCI:

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Details about AOCI Components	Amount Reclassified from AOCI			Affected Line Item in the Statement of Income
Unrealized gains and losses on available-for-sale debt securities	$(212)	$(6,265)	$(88)	Debt securities gains (losses), net
	55	1,620	21	Income tax (expense) benefit
	$(157)	$(4,645)	$(67)	Net income
Amortization of unrealized losses on held-to-maturity securities transferred from available-for-sale	$(17,664)	$(21,239)	$(16,612)	Interest income (expense)
	4,486	5,372	4,047	Income tax (expense) benefit
	$(13,178)	$(15,867)	$(12,565)	Net income
Gains and losses on hedges Interest rate contracts	$(17,628)	$15,067	$(2,587)	Interest income (expense)
	4,559	(3,926)	636	Income tax (expense) benefit
	$(13,069)	$11,141	$(1,951)	Net income
Amortization of defined benefit pension items
Actuarial gains (losses)	$—	$182	$(139)	Salaries and employee benefits
	—	(45)	34	Income tax (expense) benefit
	$—	$137	$(105)	Net income

Total reclassifications for the period	$(26,404)	$(9,234)	$(14,688)	Net income

NOTE 15 – INCOME TAXES
Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statement of income:

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Provision at statutory rate of 21%	$142,892	$157,774	$114,394
Tax-exempt income:
Tax-exempt interest	(19,439)	(18,582)	(14,588)
Section 291/265 interest disallowance	3,620	2,392	363
Company-owned life insurance income	(4,428)	(3,125)	(2,891)
Tax-exempt income	(20,247)	(19,315)	(17,116)
State income taxes	19,619	31,164	20,837
Tax credit investments - federal	(14,829)	(12,190)	(9,140)
Officer compensation limitation	4,154	4,685	5,903
Non-deductible FDIC premiums	8,754	7,912	3,805
Other, net	907	(720)	(2,237)
Income tax expense	$141,250	$169,310	$116,446
Effective tax rate	20.8%	22.5%	21.4%
The provision for income taxes consisted of the following components:

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Current expense:
Federal	$99,532	$121,428	$106,918
State	21,317	37,331	32,898
Deferred expense:
Federal	14,956	7,941	(16,216)
State	5,445	2,610	(7,154)
Deferred income tax expense	20,401	10,551	(23,370)
Income tax expense	$141,250	$169,310	$116,446

Net Deferred Tax Assets
Net deferred tax assets are included in other assets on the balance sheet. Significant components of net deferred tax assets (liabilities) were as follows:

	December 31,
(dollars in thousands)	2024	2023
Deferred Tax Assets
Unrealized losses on available-for-sale investment securities	$222,467	$217,018
Allowance for credit losses on loans, net of recapture	105,475	86,224
Operating lease liabilities	57,495	57,996
Acquired loans	49,093	32,011
Benefit plan accruals	40,089	31,679
Unrealized losses on held-to-maturity investment securities	27,664	32,150
Net operating loss carryforwards	19,601	21,004
Purchase accounting	10,062	22,473
FDIC deductible premiums	3,766	4,891
Other, net	6,658	4,860
Total deferred tax assets	542,370	510,306
Deferred Tax Liabilities
Operating lease right-of-use assets	(52,441)	(52,710)
Premises and equipment	(13,358)	(12,141)
Loan servicing rights	(10,012)	(9,188)
Prepaid expenses	(3,982)	(3,856)
Tax credit investments and other partnerships	(2,310)	(785)
Unrealized gains on hedges	(1,505)	(3,202)
Deferred loan origination fees	—	(2,361)
Other, net	(2,315)	(2,803)
Total deferred tax liabilities	(85,923)	(87,046)
Net deferred tax assets	$456,447	$423,260
The Company’s retained earnings at December 31, 2024 included an appropriation for acquired thrifts’ tax bad debt allowances totaling $58.6 million for which no provision for federal or state income taxes has been made. If in the future, this portion of retained earnings were distributed as a result of the liquidation of the Company or its subsidiaries, federal and state income taxes would be imposed at the then applicable rates.
No valuation allowance was required on the Company’s deferred tax assets at December 31, 2024 or 2023. Old National has federal net operating loss carryforwards totaling $60.2 million at December 31, 2024 and $63.6 million at December 31, 2023. This federal net operating loss was acquired from the acquisition of Anchor BanCorp Wisconsin Inc. in 2016, First Midwest in 2022, and CapStar in 2024. If not used, the federal net operating loss carryforwards will begin expiring in 2032 and later. Old National has recorded state net operating loss carryforwards totaling $106.0 million at December 31, 2024 and $116.9 million at December 31, 2023. If not used, the state net operating loss carryforwards will expire from 2028 to 2036.
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

Unrecognized Tax Benefits
Old National has unrecognized tax benefits due to the merger with First Midwest. The following table presents the changes in the carrying amount of unrecognized tax benefits:

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Balance at beginning of period	$9,955	$11,007	$—
Additions for acquired uncertain tax positions	—	—	14,897
Additions based on tax positions related to prior years	—	60	—
Reductions for tax positions relating to prior years	—	—	(2,751)
Reductions due to statute of limitations expiring	(2,961)	(1,112)	(1,139)
Balance at end of period	$6,994	$9,955	$11,007
If recognized, approximately $5.6 million of unrecognized tax benefits, net of interest, would favorably affect the effective income tax rate in future periods. Old National expects the $5.6 million of unrecognized tax benefits to be reduced to $5.0 million in the next twelve months.
It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income tax accounts. Interest and penalties recorded and accrued in 2024 and 2023 were immaterial.
Old National and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. The 2021 through 2024 tax years are open and subject to examination.
NOTE 16 – SHARE-BASED COMPENSATION AND OTHER EMPLOYEE BENEFIT PLANS
Our Amended and Restated 2008 Incentive Compensation Plan (the “ICP”), which was approved by shareholders, permits the grant of share-based awards to our employees. At December 31, 2024, 4.9 million shares were available for issuance. The granting of awards to key employees is typically in the form of restricted stock or performance share awards or units. We believe that such awards better align the interests of our employees with those of our shareholders. Total compensation cost included in salaries and employee benefits for the ICP was $32.3 million in 2024, $27.9 million in 2023, and $28.7 million in 2022. The total income tax benefit was $7.9 million in 2024, $6.9 million in 2023, and $7.1 million in 2022.
Restricted Stock Awards
Restricted stock awards require certain continued service requirements to be met and shares generally vest, depending on the award terms, annually over a three-year period, at the end of a one-year period, cliff vest in three years from the grant date, or vest 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants.
A summary of changes in our unvested shares follows:

	Years Ended December 31,
	2024		2023
(shares in thousands)	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Unvested balance at beginning of period	1,932	$16.51	1,869	$17.76
Granted during the year	2,392	16.64	1,042	15.43
Vested during the year	(955)	17.36	(924)	17.80
Forfeited during the year	(80)	16.38	(55)	16.84
Unvested balance at end of period	3,289	$16.47	1,932	$16.51
As of December 31, 2024, there was $31.1 million of total unrecognized compensation cost related to unvested restricted stock awards. The cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of the shares vested was $16.6 million in 2024, $15.1 million in 2023, and $7.9 million in 2022.

Performance Shares or Units
Performance shares or units require certain performance goals to be achieved and shares are earned and vest at the end of a 36 month period based on the achievement of certain targets. Compensation expense is recognized on a straight-line basis over the performance period of the award. For certain awards, the level of performance could increase or decrease the number of shares earned. Shares are subject to certain restrictions and risk of forfeiture by the participants.
A summary of changes in our unvested shares follows:

	Years Ended December 31,
	2024		2023
(shares in thousands)	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Unvested balance at beginning of period	1,177	$17.50	2,081	$17.23
Granted during the year	415	18.88	355	18.01
Vested during the year	(472)	17.01	(1,286)	16.29
Forfeited during the year	(32)	18.50	(8)	17.82
Dividend equivalents adjustment	33	18.22	35	17.21
Unvested balance at end of period	1,121	$18.21	1,177	$17.50
As of December 31, 2024, there was $6.9 million of total unrecognized compensation cost related to unvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 1.7 years.
Stock Options and Appreciation Rights
Old National has not granted stock options since 2009. However, Old National did acquire stock options and stock appreciation rights through its prior acquisitions. Old National recorded no incremental expense associated with the conversion of these options and stock appreciation rights.
As of December 31, 2024, all options were fully vested, and all compensation costs had been expensed. At December 31, 2024, no stock appreciation rights were outstanding as the remaining awards were exercised during 2023.
Information related to stock option and appreciation rights follows:

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Intrinsic value of options/appreciation rights exercised	$—	$70	$331
Tax benefit realized from options/appreciation rights exercises	—	28	132
Non-employee Director Stock Compensation
Compensation paid to Old National’s non-employee directors includes a stock component. Shares issued as part of director compensation are granted annually. Any shares awarded to directors are anticipated to be issued from the ICP. In 2024, 26 thousand shares were issued to directors, compared to 41 thousand shares in 2023, and 19 thousand shares in 2022.
Employee Stock Ownership Plan
The Employee Stock Ownership and Savings Plan (the “401(k) Plan”) allows employees to make pre-tax and Roth 401(k) contributions. Subject to the conditions and limitations of the 401(k) Plan, new employees are automatically enrolled in the 401(k) Plan with an automatic deferral of 5% of eligible compensation, unless participation is changed or declined. All active participants receive a Company match of 100% of the first 5% contributed into the 401(k) Plan. In addition to matching contributions, Old National may make discretionary contributions to the 401(k) Plan in the form of Old National stock or cash. In 2024, Old National made a discretionary employer cash contribution of 4% of participants’ eligible 2023 compensation. There were no designated discretionary contributions in 2023 or 2022. All contributions vest immediately, and plan participants may elect to redirect funds among any of the investment options provided under the 401(k) Plan. The number of Old National shares in the 401(k) Plan were 0.9 million at December 31, 2024 and 1.1 million at December 31, 2023. All shares owned through the 401(k) Plan are included in the calculation of weighted-average shares outstanding for purposes of calculating diluted and basic earnings per share. Contribution expense under the 401(k) Plan was $34.8 million in 2024, $20.3 million in 2023, and $17.9 million in 2022.
NOTE 17 – SHAREHOLDERS’ EQUITY
Stock Purchase and Dividend Reinvestment Plan
Old National has a stock purchase and dividend reinvestment plan under which common shares issued may be either repurchased shares or authorized and previously unissued shares. A new plan became effective on August 13, 2024, with total authorized and unissued shares of common stock reserved for issuance of 3.0 million. At December 31, 2024, 3.0 million authorized and unissued shares of common stock were available for issuance under the plan.
Employee Stock Purchase Plan
Old National has an employee stock purchase plan under which eligible employees can purchase common shares at a discount to the market price. Currently, the discount under the plan is set at 5% of the fair value of the common shares on the purchase date (i.e., at a purchase price of 95%). No participant may purchase common shares with a fair value in excess of $25,000 in any calendar year. In 2024, 62,000 shares were issued related to this plan with proceeds of approximately $1.0 million. In 2023, 75,000 shares were issued related to this plan with proceeds of approximately $1.1 million.
Share Repurchase Program
In the first quarter of 2024, the Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $200 million of the Company’s outstanding shares of Common Stock, as conditions warrant, through February 28, 2025. During 2024, no common shares were repurchased under the plan. On February 19, 2025, the Board of Directors approved a new stock repurchase program, under which the Company is authorized to repurchase up to $200 million of its outstanding common stock through February 28, 2026. This new stock repurchase program replaces the prior $200 million program, which was scheduled to expire February 28, 2025.
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

The following table presents the calculation of basic and diluted net income per common share:

(dollars and shares in thousands, except per share data)	Years Ended December 31,
	2024	2023	2022
Net income	$539,188	$581,992	$428,287
Preferred dividends	(16,135)	(16,135)	(14,118)
Net income applicable to common shares	$523,053	$565,857	$414,169

Weighted average common shares outstanding:
Weighted average common shares outstanding (basic)	309,499	290,748	275,179
Effect of dilutive securities (1):
Restricted stock	1,502	1,107	1,502
Stock appreciation rights	—	—	7
Weighted average diluted shares outstanding	311,001	291,855	276,688
Basic Net Income Per Common Share	$1.69	$1.95	$1.51
Diluted Net Income Per Common Share	$1.68	$1.94	$1.50
(1)Old National had potentially dilutive shares from forward sale contracts for the year ended December 31, 2024 that were determined to be antidilutive and have been excluded from the calculation of diluted net income per share.
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

Recurring Basis
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at December 31, 2024 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$91,996	$91,996	$—	$—
Investment securities available-for-sale:
U.S. Treasury	199,013	199,013	—	—
U.S. government-sponsored entities and agencies	1,257,906	—	1,257,906	—
Mortgage-backed securities - Agency	5,204,891	—	5,204,891	—
States and political subdivisions	485,544	—	485,544	—
Pooled trust preferred securities	11,322	—	11,322	—
Other securities	299,783	—	299,783	—
Loans held-for-sale	34,483	—	34,483	—
Derivative assets	146,478	—	146,478	—
Financial Liabilities
Derivative liabilities	244,313	—	244,313	—

		Fair Value Measurements at December 31, 2023 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$80,372	$80,372	$—	$—
Investment securities available-for-sale:
U.S. Treasury	396,733	396,733	—	—
U.S. government-sponsored entities and agencies	1,231,264	—	1,231,264	—
Mortgage-backed securities - Agency	4,216,560	—	4,216,560	—
States and political subdivisions	535,260	—	535,260	—
Pooled trust preferred securities	11,337	—	11,337	—
Other securities	321,901	—	321,901	—
Loans held-for-sale	32,006	—	32,006	—
Derivative assets	166,302	—	166,302	—
Financial Liabilities
Derivative liabilities	268,916	—	268,916	—
Non-Recurring Basis
Assets measured at fair value on a non-recurring basis at December 31, 2024 are summarized below:

		Fair Value Measurements at December 31, 2024 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Loans:
Commercial loans	$33,658	$—	$—	$33,658
Commercial real estate loans	121,393	—	—	121,393
Foreclosed Assets:
Commercial real estate	975	—	—	975
Residential	244	—	—	244

Commercial and commercial real estate loans that are deemed collateral dependent are valued using the discounted cash flows. The liquidation amounts are based on the fair value of the underlying collateral using the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral. These commercial and commercial real estate loans had a principal amount of $213.8 million, with a valuation allowance of $58.7 million at December 31, 2024. Old National recorded provision expense associated with commercial and commercial real estate loans that were deemed collateral dependent totaling $49.0 million in 2024.
Other real estate owned and other repossessed property is measured at fair value less costs to sell on a non-recurring basis and had a net carrying amount of $1.2 million at December 31, 2024. There were write-downs of other real estate owned of $0.5 million in 2024.
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
At December 31, 2023, commercial and commercial real estate loans that were deemed collateral dependent had a principal amount of $134.3 million, with a valuation allowance of $27.9 million. Old National recorded provision expense associated with these loans totaling $20.5 million in 2023.
The net carrying amount of other real estate owned and other repossessed property totaled $1.7 million at December 31, 2023. There were write-downs of other real estate owned of $0.1 million in 2023.
The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
December 31, 2024
Collateral Dependent Loans
Commercial loans	$33,658	Discounted cash flow	Discount for type of property, age of appraisal, and current status	9% - 49% (31%)
Commercial real estate loans	121,393	Discounted cash flow	Discount for type of property, age of appraisal, and current status	3% - 46% (18%)
Foreclosed Assets
Commercial real estate (2)	975	Fair value of collateral	Discount for type of property, age of appraisal, and current status	28%
Residential (2)	244	Fair value of collateral	Discount for type of property, age of appraisal, and current status	24%
December 31, 2023
Collateral Dependent Loans
Commercial loans	$11,017	Discounted cash flow	Discount for type of property, age of appraisal, and current status	5% - 37% (27%)
Commercial real estate loans	95,457	Discounted cash flow	Discount for type of property, age of appraisal, and current status	2% - 38% (16%)
Foreclosed Assets
Commercial real estate	1,669	Fair value of collateral	Discount for type of property, age of appraisal, and current status	4% - 8% (4%)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)There was only one foreclosed commercial real estate property and one foreclosed residential real estate property at December 31, 2024 with write-downs during 2024, so no range or weighted average is reported.

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
Loans Held-For-Sale
Old National has elected the fair value option for loans held-for-sale. For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status). None of these loans are 90 days or more past due, nor are any on nonaccrual status. Included in the income statement is interest income for loans held-for-sale totaling $2.3 million in 2024, $1.2 million in 2023, and $1.8 million in 2022.
Newly originated conforming fixed-rate and adjustable-rate first mortgage loans are intended for sale and are hedged with derivative instruments. Old National has only elected the fair value option for other instruments in order to mitigate accounting mismatches in cases where hedge accounting is complex and to achieve operational simplification. The fair value option was not elected for loans held for investment.
The difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was as follows:

(dollars in thousands)	Aggregate Fair Value	Difference	Contractual Principal
December 31, 2024
Loans held-for-sale	$34,483	$271	$34,212

December 31, 2023
Loans held-for-sale	$32,006	$621	$31,385
Accrued interest at period end is included in the fair value of the instruments.
The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value:

(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Year Ended December 31, 2024
Loans held-for-sale	$(377)	$32	$(5)	$(350)

Year Ended December 31, 2023
Loans held-for-sale	$402	$12	$(14)	$400

Financial Instruments Not Carried at Fair Value
The carrying amounts and estimated fair values of financial instruments not carried at fair value were as follows:

		Fair Value Measurements at December 31, 2024 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$1,227,968	$1,227,968	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	832,984	—	664,331	—
Mortgage-backed securities - Agency	970,212	—	800,666	—
State and political subdivisions	1,151,685	—	1,006,141	—
Loans, net:
Commercial	10,138,241	—	—	10,158,299
Commercial real estate	16,105,961	—	—	15,961,968
Residential real estate	6,774,664	—	—	6,080,709
Consumer	2,874,499	—	—	2,800,060
Accrued interest receivable	233,010	912	60,459	171,639

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$9,399,019	$9,399,019	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	24,668,802	24,668,802	—	—
Time deposits	6,755,739	—	6,727,453	—
Federal funds purchased and interbank borrowings	385	385	—	—
Securities sold under agreements to repurchase	268,975	268,975	—	—
FHLB advances	4,452,559	—	4,340,188	—
Other borrowings	689,618	—	689,246	—
Accrued interest payable	65,057	—	65,057	—
Standby letters of credit	1,742	—	—	1,742

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$3,403

		Fair Value Measurements at December 31, 2023 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$1,175,058	$1,175,058	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	825,953	—	671,126	—
Mortgage-backed securities - Agency	1,029,131	—	881,994	—
State and political subdivisions	1,158,409	—	1,048,068	—
Loans, net:
Commercial	9,392,267	—	—	9,258,193
Commercial real estate	13,984,273	—	—	13,640,868
Residential real estate	6,678,606	—	—	5,579,999
Consumer	2,629,171	—	—	2,555,121
Accrued interest receivable	225,159	859	54,465	169,835

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$9,664,247	$9,664,247	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	21,991,789	21,991,789	—	—
Time deposits	5,579,144	—	5,552,538	—
Federal funds purchased and interbank borrowings	390	390	—	—
Securities sold under agreements to repurchase	285,206	285,206	—	—
FHLB advances	4,280,681	—	4,090,954	—
Other borrowings	764,870	—	755,592	—
Accrued interest payable	57,094	—	57,094	—
Standby letters of credit	1,318	—	—	1,318
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$3,839
The methods utilized to measure the fair value of financial instruments at December 31, 2024 and 2023 represent an approximation of exit price, however, an actual exit price may differ.
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
As long as a hedging instrument is designated, and the results of the effectiveness testing support that the instrument qualifies for hedge accounting treatment, 100% of the periodic changes in fair value of the hedging instrument are accounted for as outlined above. This is the case whether or not economic mismatches exist in the hedging relationship. As a result, there is no periodic measurement or recognition of ineffectiveness. Rather, the full impact of hedge gains and losses is recognized in the period in which the hedged transactions impact earnings.
The change in fair value of the hedging instrument that is included in the assessment of hedge effectiveness is presented in the same income statement line item that is used to present the earnings effect of the hedged item.
Cash Flow Hedges
Interest rate swaps of certain borrowings were designated as cash flow hedges totaling $150.0 million notional amount at both December 31, 2024 and December 31, 2023. Interest rate swaps, collars, and floors related to variable-rate commercial loan pools were designated as cash flow hedges totaling $1.9 billion notional amount at December 31, 2024 and $1.6 billion notional amount at December 31, 2023. The hedges were determined to be effective during all periods presented and we expect them to remain effective during the remaining terms.
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
Fair Value Hedges
Interest rate swaps of certain borrowings were designated as fair value hedges totaling $1.1 billion notional amount at December 31, 2024 and $900.0 million notional amount at December 31, 2023. Interest rate swaps of certain available-for-sale investment securities were designated as fair value hedges totaling $927.4 million notional amount at December 31, 2024 and $998.1 million notional amount at December 31, 2023. The hedges were determined to be effective during all periods presented and we expect them to remain effective during the remaining terms.
The following table summarizes Old National’s derivatives designated as hedges:

	December 31, 2024			December 31, 2023
		Fair Value			Fair Value
(dollars in thousands)	Notional	Assets (1)	Liabilities (2)	Notional	Assets (1)	Liabilities (2)
Cash flow hedges:
Interest rate collars and floors on loan pools	$1,900,000	$3,490	$11,196	$1,600,000	$10,472	$6,014
Interest rate swaps on borrowings (3)	150,000	—	—	150,000	—	—
Fair value hedges:
Interest rate swaps on investment securities (3)	927,407	—	—	998,107	—	—
Interest rate swaps on borrowings (3)	1,100,000	665	—	900,000	—	—
Total		$4,155	$11,196		$10,472	$6,014
(1)Derivative assets are included in other assets on the balance sheet.
(2)Derivative liabilities are included in other liabilities on the balance sheet.
(3)The fair values of certain counterparty interest rate swaps are zero due to the settlement of centrally cleared variation margin rules.

The effect of derivative instruments in fair value hedging relationships on the consolidated statements of income were as follows:

(dollars in thousands)					Gain (Loss) Recognized in Income on Related Hedged Items
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Hedged Items in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in in Income on Related Hedged Item
Year Ended December 31, 2024
Interest rate contracts	Interest income/(expense)	$(10,124)	Fixed-rate debt	Interest income/(expense)	$10,053
Interest rate contracts	Interest income/(expense)	31,371	Fixed-rate investment securities	Interest income/(expense)	(31,018)
Total		$21,247			$(20,965)

Year Ended December 31, 2023
Interest rate contracts	Interest income/(expense)	$(1,769)	Fixed-rate debt	Interest income/(expense)	$1,684
Interest rate contracts	Interest income/(expense)	(52,625)	Fixed-rate investment securities	Interest income/(expense)	52,148
Total		$(54,394)			$53,832

Year Ended December 31, 2022
Interest rate contracts	Interest income/(expense)	$(6,245)	Fixed-rate debt	Interest income/(expense)	$6,585
Interest rate contracts	Interest income/(expense)	157,741	Fixed-rate investment securities	Interest income/(expense)	(158,431)
Total		$151,496			$(151,846)

The effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income were as follows:

		Years Ended December 31,			Years Ended December 31,
		2024	2023	2022	2024	2023	2022
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Other Comprehensive Income on Derivative			Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	Interest income/(expense)	$(25,987)	$28,029	$(45,132)	$(21,809)	$11,621	$(2,587)
Amounts reported in AOCI related to cash flow hedges will be reclassified to interest income or interest expense as interest payments are received or paid on Old National’s derivative instruments. During the next 12 months, we estimate that $4.2 million will be reclassified to interest income and $17.6 million will be reclassified to interest expense.
Derivatives Not Designated as Hedges
Commitments to fund certain mortgage loans (“interest rate lock commitments”) and forward commitments for the future delivery of mortgage loans to third party investors (“forward mortgage loan contracts”) are considered derivatives. These derivative contracts do not qualify for hedge accounting. At December 31, 2024, the notional amounts of the interest rate lock commitments were $57.4 million and forward mortgage loan contracts were $88.8 million. At December 31, 2023, the notional amounts of the interest rate lock commitments were $25.2 million and forward commitments were $39.5 million. It is our practice to enter into forward mortgage loan contracts for the future delivery of residential mortgage loans to third-party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans.
Old National also enters into derivative instruments for the benefit of its clients. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $6.3 billion at December 31, 2024 and $6.0 billion at December 31, 2023. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps and collars. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of clients by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.
Old National enters into derivative financial instruments as part of its foreign currency risk management strategies. These derivative instruments consist of foreign currency forward contracts to accommodate the business needs of its clients. Old National does not designate these foreign currency forward contracts for hedge accounting treatment.
The following table summarizes Old National’s derivatives not designated as hedges:

	December 31, 2024			December 31, 2023
		Fair Value			Fair Value
(dollars in thousands)	Notional	Assets (1)	Liabilities (2)	Notional	Assets (1)	Liabilities (2)
Interest rate lock commitments	$57,380	$—	$166	$25,151	$291	$—
Forward mortgage loan contracts	88,808	807	—	39,529	—	566
Customer interest rate swaps	6,255,123	12,827	219,926	5,954,216	33,182	228,750
Counterparty interest rate swaps (3)	6,255,123	128,469	12,902	5,954,216	121,969	33,346
Customer foreign currency contracts	10,265	28	121	12,455	320	59
Counterparty foreign currency contracts	10,093	192	2	12,308	68	181
Total		$142,323	$233,117		$155,830	$262,902
(1)Derivative assets are included in other assets on the balance sheet.
(2)Derivative liabilities are included in other liabilities on the balance sheet.
(3)The fair values of certain counterparty interest rate swaps are zero due to the settlement of centrally-cleared variation margin rules.
The effect of derivatives not designated as hedging instruments on the consolidated statements of income were as follows:

		Years Ended December 31,
(dollars in thousands)		2024	2023	2022
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Other income/(expense)	$52	$457	$883
Mortgage contracts	Mortgage banking revenue	334	(401)	(2,468)
Foreign currency contracts	Other income/(expense)	(50)	(45)	98
Total		$336	$11	$(1,487)

(1)Includes the valuation differences between the customer and offsetting swaps.
Fair Value of Offsetting Derivatives
Certain derivative instruments are subject to master netting agreements with counterparties that provide rights of setoff. The Company records these transactions at their gross fair values and does not offset derivative assets and liabilities in the Consolidated Balance Sheet. The following table presents the fair value of the Company’s derivatives and offsetting positions:

	December 31,
	2024		2023
(dollars in thousands)	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$146,478	$244,313	$166,302	$268,916
Less: amounts offset in the Consolidated Balance Sheet	—	—	—	—
Net amount presented in the Consolidated Balance Sheet	146,478	244,313	166,302	268,916
Gross amounts not offset in the Consolidated Balance Sheet
Offsetting derivative positions	(24,098)	(24,098)	(39,360)	(39,360)
Cash collateral pledged	—	(112,499)	—	(97,840)
Net credit exposure	$122,380	$107,716	$126,942	$131,716

NOTE 20 – COMMITMENTS, CONTINGENCIES, AND FINANCIAL GUARANTEES
Litigation
At December 31, 2024, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company’s management does not expect that any potential liabilities arising from pending litigation will have a material adverse effect on the Company’s business, financial position, or results of operations.
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
The following table summarizes Old National Bank’s unfunded loan commitments and standby letters of credit:

	December 31,
(dollars in thousands)	2024	2023
Unfunded loan commitments (1)	$8,533,433	$8,912,587
Standby letters of credit (2)	194,323	192,237
(1)Excludes cancellable loan commitments of $2.5 billion at December 31, 2024 and $2.3 billion at December 31, 2023.
(2)Notional amount, which represents the maximum amount of future funding requirements. The carrying value was $1.7 million at December 31, 2024 and $1.3 million at December 31, 2023.
At December 31, 2024, approximately 4% of the unfunded loan commitments had fixed rates, with the remainder having floating rates ranging from 0.00% to 21.49%. The allowance for unfunded loan commitments totaled $21.7 million at December 31, 2024 and $31.2 million at December 31, 2023.
Old National is a party in risk participation transactions of interest rate swaps, which had total notional amounts of $730.5 million at December 31, 2024 and $557.8 million at December 31, 2023.
Visa Class B Restricted Shares
In 2008, Old National received Visa Class B restricted shares as part of Visa’s initial public offering. During the fourth quarter of 2023, Old National sold the 65,466 Class B shares and recognized a $21.6 million pre-tax gain. Prior to the sale, the shares were carried at a zero cost basis due to uncertainty surrounding the ability of the Company to transfer or otherwise liquidate the shares. After the sale, the Company did not hold any remaining Visa Class B restricted shares.
NOTE 21 – REGULATORY RESTRICTIONS
Restrictions on Cash and Due from Banks
Old National did not have cash and due from banks which was held as collateral for collateralized swap positions at December 31, 2024, compared to $0.3 million at December 31, 2023.
Restrictions on Transfers from Bank Subsidiary
Regulations limit the amount of dividends a bank subsidiary can declare in any calendar year without obtaining prior regulatory approval. Prior regulatory approval is required if dividends to be declared in any calendar year would exceed the total of net income of the current year combined with retained net income for the preceding two years. Prior regulatory approval to pay dividends was not required in 2022, 2023, or 2024 and is not currently required. A bank subsidiary is prohibited from paying a dividend, if, after making the dividend, the bank would be considered “undercapitalized” (as defined by reference to the Office of the Comptroller of the Currency’s (“OCC’s”) capital regulations). At December 31, 2024, Old National Bank could pay dividends of $889.2 million without prior regulatory approval and while maintaining capital levels above regulatory minimum and well-capitalized guidelines.
Restrictions on the Payment of Dividends
Old National has traditionally paid a quarterly dividend on its outstanding shares of common stock and preferred stock. The payment of dividends is subject to legal and regulatory restrictions, as well as approval by our Board of Directors. Any payment of dividends in the future will depend, in large part, on Old National’s earnings, capital requirements, financial condition, and other factors considered relevant by our Board of Directors.
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
At December 31, 2024, Old National and Old National Bank each exceeded the capital ratios required to be considered “well-capitalized” under applicable regulations.

The following table summarizes capital ratios for Old National and Old National Bank:

	Actual		Regulatory Minimum (1)		Prompt Corrective Action “Well Capitalized” Guidelines (2)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Total capital to risk-weighted assets
Old National Bancorp	$5,388,882	13.37%	$4,233,054	10.50%	$4,031,480	10.00%
Old National Bank	5,103,487	12.72	4,214,255	10.50	4,013,577	10.00
Common equity Tier 1 capital to risk-weighted assets
Old National Bancorp	4,587,674	11.38	2,822,036	7.00	N/A	N/A
Old National Bank	4,742,641	11.82	2,809,504	7.00	2,608,825	6.50
Tier 1 capital to risk-weighted assets
Old National Bancorp	4,831,393	11.98	3,426,758	8.50	2,418,888	6.00
Old National Bank	4,742,641	11.82	3,411,540	8.50	3,210,861	8.00
Tier 1 capital to average assets
Old National Bancorp	4,831,393	9.21	2,097,820	4.00	N/A	N/A
Old National Bank	4,742,641	9.07	2,090,427	4.00	2,613,033	5.00
December 31, 2023
Total capital to risk-weighted assets
Old National Bancorp	$4,727,216	12.64%	$3,927,771	10.50%	$3,740,735	10.00%
Old National Bank	4,591,734	12.33	3,911,089	10.50	3,724,847	10.00
Common equity Tier 1 capital to risk-weighted assets
Old National Bancorp	4,003,694	10.70	2,618,514	7.00	N/A	N/A
Old National Bank	4,308,574	11.57	2,607,393	7.00	2,421,150	6.50
Tier 1 capital to risk-weighted assets
Old National Bancorp	4,247,413	11.35	3,179,625	8.50	2,244,441	6.00
Old National Bank	4,308,574	11.57	3,166,120	8.50	2,979,878	8.00
Tier 1 capital to average assets
Old National Bancorp	4,247,413	8.83	1,923,360	4.00	N/A	N/A
Old National Bank	4,308,574	8.99	1,916,002	4.00	2,395,003	5.00
(1)“Regulatory Minimum” capital ratios include the 2.5% “capital conservation buffer” required under the Basel III Capital Rules.
(2)“Well-capitalized” minimum common equity Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets ratios are not formally defined under applicable banking regulations for bank holding companies.
During 2020, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC issued final rules to delay the estimated impact on regulatory capital stemming from the implementation of current expected credit loss (“CECL”) guidance. The final rules provide banking organizations the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). Old National adopted the capital transition relief over the permissible five-year period.

NOTE 22 – PARENT COMPANY FINANCIAL STATEMENTS
The following are the condensed parent company only financial statements of Old National:

OLD NATIONAL BANCORP (PARENT COMPANY ONLY) CONDENSED BALANCE SHEETS
	December 31,
(dollars in thousands)	2024	2023
Assets
Deposits in affiliate bank	$299,179	$284,294
Equity securities	63,067	51,241
Investment securities - available-for-sale	17,363	15,886
Investment in affiliates:
Banking subsidiaries	6,159,143	5,530,637
Non-banks	39,412	44,395
Goodwill	59,627	59,506
Other assets	136,218	127,540
Total assets	$6,774,009	$6,113,499
Liabilities and Shareholders’ Equity
Other liabilities	$103,967	$70,840
Other borrowings	329,692	479,759
Shareholders’ equity	6,340,350	5,562,900
Total liabilities and shareholders’ equity	$6,774,009	$6,113,499

OLD NATIONAL BANCORP (PARENT COMPANY ONLY) CONDENSED STATEMENTS OF INCOME
	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Income
Dividends from affiliates	$385,000	$150,000	$—
Other income	9,004	2,919	1,733
Other income from affiliates	5	5	5
Total income	394,009	152,924	1,738
Expense
Interest on borrowings	19,445	20,700	16,662
Other expenses	41,231	43,185	37,629
Total expense	60,676	63,885	54,291
Income (loss) before income taxes and equity in undistributed earnings of affiliates	333,333	89,039	(52,553)
Income tax expense (benefit)	(6,642)	(11,325)	(9,901)
Income (loss) before equity in undistributed earnings of affiliates	339,975	100,364	(42,652)
Equity in undistributed earnings of affiliates	199,213	481,628	470,939
Net income	539,188	581,992	428,287
Preferred dividends	(16,135)	(16,135)	(14,118)
Net income applicable to common shareholders	$523,053	$565,857	$414,169

OLD NATIONAL BANCORP (PARENT COMPANY ONLY) CONDENSED STATEMENT OF CASH FLOWS
	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Cash Flows From Operating Activities
Net income	$539,188	$581,992	$428,287
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	26	18	26
Share-based compensation expense	32,283	27,910	28,656
(Increase) decrease in other assets	12,149	(19,353)	(40,620)
Increase (decrease) in other liabilities	11,772	(2,561)	10,455
Equity in undistributed earnings of affiliates	(199,213)	(481,628)	(470,939)
Net cash flows provided by (used in) operating activities	396,205	106,378	(44,135)
Cash Flows From Investing Activities
Net cash and cash equivalents of acquisitions	—	—	573,099
Proceeds from sales of equity securities	—	—	44,038
Purchase of equity securities	(7,244)	(17,773)	—
Purchases of investment securities	—	—	(9,000)
Purchases of premises and equipment	(76)	(8)	—
Net cash flows provided by (used in) investing activities	(7,320)	(17,781)	608,137
Cash Flows From Financing Activities
Payments for maturities/redemptions of other borrowings	(174,987)	—	—
Cash dividends paid	(191,163)	(180,030)	(177,623)
Common stock repurchased	(8,884)	(44,308)	(71,182)
Common stock issued	1,034	1,076	809
Net cash flows provided by (used in) financing activities	(374,000)	(223,262)	(247,996)
Net increase (decrease) in cash and cash equivalents	14,885	(134,665)	316,006
Cash and cash equivalents at beginning of period	284,294	418,959	102,953
Cash and cash equivalents at end of period	$299,179	$284,294	$418,959

NOTE 23 – SEGMENT INFORMATION
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in assessing performance and in deciding how to allocate resources. Old National’s CODM is the Chairman and CEO of the Company.
Through our wholly owned banking subsidiary and non-bank affiliates, we provide a wide range of services primarily throughout the Midwest and Southeast regions of the United States and elsewhere, including commercial and consumer loan and depository services, private banking, capital markets, brokerage, wealth management, trust, investment advisory, and other traditional banking services. The Company’s business activities are predominantly similar in their nature, operations, and economic characteristics, largely serving commercial and specialty banking clients with products and services that are offered through overall similar processes and platforms. The accounting policies for the services discussed here are the same as those described in Note 1 Basis of Presentation and Significant Accounting Policies. We earn interest income on loans as well as fee income from the origination of loans and from fees charged on deposit accounts. Lending activities include loans to individuals, which primarily consist of home equity lines of credit, residential real estate loans, and consumer loans, and loans to commercial clients, which include commercial loans, commercial real estate loans, agricultural loans, letters of credit, and lease financing. Residential real estate loans are either kept in our loan portfolio or sold to secondary investors, with gains or losses from the sales being recognized.
The CODM uses consolidated net income to monitor results, evaluate budget-to-actual variances, perform competitive analyses that benchmark the Company to competitors, and determine whether to reinvest earnings in the Company or to deploy capital in other ways to maximize shareholder value. The CODM is regularly provided with the consolidated income and expenses, as well as assets, as presented on the Consolidated Statements of Income and Consolidated Balance Sheets, respectively, to assess performance and decide how to allocate resources on a Company-wide basis. The CODM also uses such information to monitor the level of expenses incurred associated with the various aspects of the Company’s business that support our clients, generate revenues, and are associated with the overall administration of the Company’s operations. In addition, certain internal financial information is also used by the CODM to monitor credit quality and credit loss expense. As a result, the Company has determined that it has only one reportable segment.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Old National Bancorp
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Old National Bancorp and subsidiaries (“Old National”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, Old National maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024 of Old National and our report dated February 19, 2025 expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 19, 2025

ITEM 9B.    OTHER INFORMATION
(a)None
(b)During the three months ended December 31, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Company’s executive officers are elected annually by the Board of Directors. Certain information regarding the Company’s executive officers is set forth below:

Name	Positions and Offices	Age
Chady M. AlAhmar	Chief Executive Officer, Wealth Management of the Company since January 2020. Previously, Senior Vice President and Head of Strategy and Business Development of U.S. Bank from December 2013 to January 2020.	50
Nicholas J. Chulos	Chief Legal Officer and Corporate Secretary of the Company since February 2022. Previously, Executive Vice President, General Counsel and Corporate Secretary of First Midwest from January 2013 to February 2022.	65
Scott J. Evernham	Chief Risk Officer of the Company since August 2019. Previously, Executive Vice President, Wealth Management from May 2016 to August 2019. President of Old National Insurance from December 2014 to May 2016. Senior Vice President, Assistant General Counsel from October 2012 to December 2014.	47
Carrie S. Goldfeder	Chief Credit Officer of the Company since December 2023. Previously, Co-Head of Corporate Credit and a Segment Lead, Senior Credit Officer for Capital One from 2015 to 2023. Segment Risk Leader, Healthcare Services and Senior Vice President and Team Leader, GE Antares Capital for GE Capital from 2000 to 2015.	53
John V. Moran, IV	Chief Financial Officer of the Company since April 2024. Previously, Chief Strategy Officer of the Company from 2021 to April 2024. Chief Financial Officer for NBT Bancorp from 2019 to 2021. Director of Corporate Development and Strategy of the Company from 2017 to 2019. Senior Equity Analyst at Macquarie Capital (USA) from 2010 to 2017.	49
Angela L. Putnam	Chief Accounting Officer of the Company since February 2022. Previously, Senior Vice President and Chief Accounting Officer of First Midwest from December 2014 to February 2022. Vice President and Financial Reporting Manager of First Midwest from April 2013 to November 2014. Director in the Assurance Services practice of McGladrey LLP from September 2006 to April 2013.	46
James C. Ryan, III	Chairman of the Board of Directors of the Company since February 2024. Chief Executive Officer of the Company since May 2019. Chairman and CEO of the Company from May 2019 to February 2022. Senior Executive Vice President and Chief Financial Officer of the Company from May 2016 to May 2019. Director of Corporate Development and Mortgage Banking of the Company from July 2009 to May 2016, Integration Executive of the Company from February 2006 to July 2009. Treasurer of the Company from March 2005 to February 2007.	53
Mark G. Sander	President and Chief Operating Officer of the Company since February 2022. Previously, President and Chief Operating Officer of First Midwest from 2019 to February 2022. Director at First Midwest from 2014 to February 2022. Senior Executive Vice President and Chief Operating Officer of First Midwest from 2011 to 2019. Previously held executive level positions in Commercial Banking with Associated Banc-Corp, Bank of America, and LaSalle Bank.	66
James A. Sandgren	Chief Executive Officer, Commercial Banking of the Company since February 2022. Previously, President and Chief Operating Officer of the Company from May 2016 to February 2022. Executive Vice President and Chief Banking Officer of the Company from April 2014 to May 2016. Executive Vice President and Regional CEO of the Company from May 2007 to April 2014. Executive Vice President and Southern Division Chief Credit Officer from January 2004 to May 2007.	58
Brent R. Tischler	Chief Executive Officer, Community Banking of the Company since August 2022. Previously, Executive Vice President and Head of Retail Banking at Associated Bank from June 2016 to August 2022. Executive Vice President and Head of Payments & Direct Channels at Associated Bank from February 2014 to May 2016. Senior Vice President and Director of Channel Optimization at Associated Bank from April 2011 to January 2014.	49
Kendra L. Vanzo	Chief Administrative Officer of the Company since March 2021. Executive Vice President, Chief Administrative Officer of the Company from January 2020 to March 2021. Executive Vice President and Chief People Officer from May 2018 to January 2020. Executive Vice President, Associate Engagement and Integrations Officer from June 2014 to May 2018. Executive Vice President and Chief Human Resources Officer from January 2010 to June 2014. Senior Vice President and Chief Human Resources Officer from March 2007 to January 2010.	58
Information relating to our Board of Directors and additional information required in response to this item has been omitted from this report pursuant to General Instruction G(3) of Form 10-K as Old National will file with the SEC its definitive Proxy Statement for its 2025 annual meeting of shareholders pursuant to Regulation 14A of the

Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2024. The applicable information appearing in the Proxy Statement for the 2025 annual meeting is incorporated herein by reference.
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
Old National has adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of Old National’s securities by its directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and any listing standards applicable to the Company. A copy of the Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
This information is omitted from this report pursuant to General Instruction G(3) of Form 10-K as Old National will file with the SEC its definitive Proxy Statement for its 2025 annual meeting of shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2024. The applicable information appearing in our Proxy Statement for the 2025 annual meeting is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
This information is omitted from this report (with the exception of the “Equity Compensation Plan Information”) pursuant to General Instruction G(3) of Form 10-K as Old National will file with the SEC its definitive Proxy Statement for its 2025 annual meeting of shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2024. The applicable information appearing in the Proxy Statement for the 2025 annual meeting is incorporated herein by reference.
EQUITY COMPENSATION PLAN INFORMATION
The following table contains information concerning the ICP approved by the Company’s shareholders, as of December 31, 2024.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,409,176	$16.91	4,879,492

Equity compensation plans not approved by security holders	—	—	—
Total	4,409,176	$16.91	4,879,492
At December 31, 2024, approximately 4.9 million shares remain available for issuance under the ICP.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
This information is omitted from this report pursuant to General Instruction G(3) of Form 10-K as Old National will file with the SEC its definitive Proxy Statement for its 2025 annual meeting of shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2024. The applicable information appearing in the Proxy Statement for the 2025 annual meeting is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
This information is omitted from this report pursuant to General Instruction G(3) of Form 10-K as Old National will file with the SEC its definitive Proxy Statement for its 2025 annual meeting of shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2024. The applicable information appearing in the Proxy Statement for the 2025 annual meeting is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.Financial Statements:
The following consolidated financial statements of the registrant and its subsidiaries are filed as part of this report under “Item 8. Financial Statements and Supplementary Data.”
•Report of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets – December 31, 2024 and 2023
•Consolidated Statements of Income – Years Ended December 31, 2024, 2023, and 2022
•Consolidated Statements of Comprehensive Income (Loss) – Years Ended December 31, 2024, 2023, and 2022
•Consolidated Statements of Changes in Shareholders’ Equity – Years Ended December 31, 2024, 2023, and 2022
•Consolidated Statements of Cash Flows – Years Ended December 31, 2024, 2023, and 2022
•Notes to Consolidated Financial Statements
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

2.3*
Agreement and Plan of Merger dated as of November 25, 2024 among Old National, Bremer Financial Corporation, and ONB Merger Sub, Inc. (the schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2024).

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

3.7
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

10.3(1)
Second Amendment of the Old National Bancorp Amended and Restated 2020 Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2022).

10.4(1)
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

10.8(1)
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

10.10(1)	First Midwest Bancorp, Inc. Nonqualified Retirement Plan (incorporated by reference to Exhibit 10.16 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2022).

10.11(1)
Amendment of the First Midwest Bancorp, Inc. Nonqualified Retirement Plan (incorporated by reference to Exhibit 10.17 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2022).

10.12(1)	First Midwest Bancorp, Inc. Nonqualified Stock Option Gain Deferral Plan (incorporated by reference to Exhibit 10.18 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2022).

10.13(1)
Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2017).

10.14(1)
Amendment of the Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Appendix I of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 8, 2021).

10.15(1)
Second Amendment of the Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Appendix III of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 8, 2022).

10.16(1)	Old National Bancorp Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.22 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2022).

10.17(1)
Form of 2021 Internal Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10.1 of Old National’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 28, 2021).

10.18(1)
Form of 2021 Relative Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10.2 of Old National’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 28, 2021).

10.19(1)
Form of 2021 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10.3 of Old National’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 28, 2021).

10.20(1)
Form of 2022 Relative TSR Performance Units Award Agreement between Old National and certain key associates pursuant to the Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan, as further amended (incorporated by reference to Exhibit 10.1 of Old National’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2022).

10.21(1)
Form of 2022 ROATCE Performance Units Award Agreement between Old National and certain key associates pursuant to the Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan, as further amended (incorporated by reference to Exhibit 10.2 of Old National’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2022).

10.22(1)
Form of 2022 Restricted Stock Award Agreements between Old National and certain key associates pursuant to the Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan, as further amended (incorporated by reference to Exhibit 10.3 of Old National’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2022).

10.23(1)
Form of 2022 Performance Units Integration Award Agreement between Old National and certain key associates pursuant to the Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan, as further amended (incorporated by reference to Exhibit 10.4 of Old National’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2022).

10.24(1)
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

10.26(1)
Letter Agreement, dated May 30, 2021, by and between Old National Bancorp and James A. Sandgren (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2021).

10.27(1)
Employment Agreement, amended and restated as of January 18, 2019, by and between First Midwest Bancorp, Inc. (as predecessor to Old National Bancorp) and Michael L. Scudder (incorporated by reference to Exhibit 10.35 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2022).

10.28(1)
Confidentiality and Restrictive Covenants Agreement, dated as of June 18, 2018, by and between the First Midwest Bancorp, Inc. (as predecessor to Old National Bancorp) and Michael L. Scudder (incorporated by reference to Exhibit 10.36 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2022).

10.29(1)
Letter Agreement, dated May 30, 2021, by and between First Midwest Bancorp, Inc. (as predecessor to Old National Bancorp) and Michael L. Scudder (incorporated by reference to Exhibit 10.37 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2022).

10.30(1)
Employment Agreement, dated as of January 18, 2019, by and between First Midwest Bancorp, Inc. (as predecessor to Old National Bancorp) and Mark G. Sander (incorporated by reference to Exhibit 10.38 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2022).

10.31(1)
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

10.33(1)
Form of Employment Agreement dated as of June 28, 2023 between Old National and James C. Ryan III; Mark G. Sander, John V. Moran, IV; James A. Sandgren; and Kendra L. Vanzo (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2023).

10.34(1)
Form of Confidentiality and Restrictive Covenants Agreement, dated as of June 28, 2023, by and between Old National and James C. Ryan III; Mark G. Sander, John V. Moran, IV; James A. Sandgren; and Kendra L. Vanzo (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2023).

10.35(1)
Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-281521 filed with the Securities and Exchange Commission on August 13, 2024).

10.36(1)
Form of 2024 Relative TSR Performance Units Award Agreement between Old National and certain key associates pursuant to the Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan, as further amended (incorporated by reference to Exhibit 10.1 of Old National’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 30, 2024).

10.37(1)
Form of 2024 ROATCE Performance Units Award Agreement between Old National and certain key associates pursuant to the Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan, as further amended (incorporated by reference to Exhibit 10.2 of Old National’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 30, 2024).

10.38(1)
Form of 2024 Restricted Stock Award Agreement between Old National and certain key associates pursuant to the Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan, as further amended (incorporated by reference to Exhibit 10.3 of Old National’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 30, 2024).

10.39(1)
Form of 2024 Restricted Stock Award Agreement between Old National and certain key associates pursuant to the Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan, as further amended (incorporated by reference to Exhibit 10.4 of Old National’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 30, 2024).

10.40(1)
Mutual Separation Agreement dated August 28, 2024 by and between the Company and Brendon B. Falconer (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2024).

10.41*
Trustee Voting Agreement, dated as of November 25, 2024, among Old National Bancorp and each of the trustees of Otto Bremer Trust listed on the signature pages therein (incorporated by reference to Exhibit 10.1 of Old National's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2024).

10.42
Form of Director Voting Agreement, dated as of November 25, 2024, among Old National Bancorp and each of the directors of Bremer Financial Corporation listed on the signature pages therein (incorporated by reference to Exhibit 10.2 of Old National's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2024).

10.43
Investor Agreement, dated as of November 25, 2024, among Old National Bancorp and each of the trustees of Otto Bremer Trust listed on the signature pages therein (incorporated by reference to Exhibit 10.3 of Old National's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2024).

10.44
Forward Sale Agreements, dated as of November 25, 2024, between Old National Bancorp and Citibank, N.A. (incorporated by reference to exhibit 10.4 of Old National's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2024).

19	Old National Bancorp Insider Trading Policy

21	Subsidiaries of Old National Bancorp

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of Crowe LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Old National Bancorp Clawback Policy (incorporated by reference to Exhibit 97 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2023).

101
The following materials from Old National Bancorp’s Annual Report on Form 10-K Report for the year ended December 31, 2024, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from Old National’s Annual Report on Form 10-K Report for the year ended December 31, 2024, formatted in inline XBRL and contained in Exhibit 101.

(1)   Management contract or compensatory plan or arrangement.

*Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish supplementally a copy of any omitted schedule or similar attachment to the SEC upon request.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Old National has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
OLD NATIONAL BANCORP

By:	/s/ James C. Ryan, III	Date:	February 19, 2025
James C. Ryan, III,
Chairman and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 19, 2025, by the following persons on behalf of Old National and in the capacities indicated.

By:	/s/ John V. Moran, IV	By:	/s/ Thomas E. Salmon
	John V. Moran, IV,		Thomas E. Salmon, Director
Senior Executive Vice President and Chief
	Financial Officer (Principal Financial Officer)	By:	/s/ Rebecca S. Skillman
Rebecca S. Skillman, Director
By:	/s/ Barbara A. Boigegrain
	Barbara A. Boigegrain, Director	By:	/s/ Michael J. Small
Michael J. Small, Director
By:	/s/ Thomas L. Brown
	Thomas L. Brown, Director	By:	/s/ Derrick J. Stewart
Derrick J. Stewart, Director
By:	/s/ Kathryn J. Hayley
	Kathryn J. Hayley, Director	By:	/s/ Stephen C. Van Arsdell
Stephen C. Van Arsdell, Director
By:	/s/ Peter J. Henseler
	Peter J. Henseler, Director	By:	/s/ Katherine E. White
Katherine E. White, Director
By:	/s/ Daniel S. Hermann
	Daniel S. Hermann, Lead Independent Director	By:	/s/ Angela L. Putnam
Angela L. Putnam,
By:	/s/ Ryan C. Kitchell		Executive Vice President and Chief Accounting
	Ryan C. Kitchell, Director		Officer (Principal Accounting Officer)

By:	/s/ Austin M. Ramirez
Austin M. Ramirez, Director

By:	/s/ Ellen A. Rudnick
Ellen A. Rudnick, Director

By:	/s/ James C. Ryan, III
James C. Ryan, III,
Chairman and Chief Executive Officer
(Principal Executive Officer)