Form 10-Q
period 2025-03-31
OLD NATIONAL BANCORP /IN/
filed 2025-04-30
CIK 707179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The registrant has one class of common stock (no par value) with 319,746,000 shares outstanding at April 30, 2025.

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
LIHTC:  Low Income Housing Tax Credit
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
SOFR: Secured Overnight Financing Rate

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS

(dollars and shares in thousands, except per share data)	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Cash and due from banks	$486,061	$394,450
Money market and other interest-earning investments	753,719	833,518
Total cash and cash equivalents	1,239,780	1,227,968
Equity securities, at fair value	91,650	91,996
Investment securities - available-for-sale, at fair value (amortized cost $8,643,126 and $8,480,508, respectively)	7,753,971	7,458,459
Investment securities - held-to-maturity, at amortized cost (fair value $2,485,533 and $2,471,138, respectively)	2,942,783	2,954,881
Federal Home Loan Bank/Federal Reserve Bank stock, at cost	378,692	378,705
Loans held-for-sale, at fair value	40,424	34,483
Loans:
Commercial	10,650,615	10,288,560
Commercial real estate	16,135,327	16,307,486
Residential real estate	6,771,694	6,797,586
Consumer	2,856,308	2,892,255
Total loans, net of unearned income	36,413,944	36,285,887
Allowance for credit losses on loans	(401,932)	(392,522)
Net loans	36,012,012	35,893,365
Premises and equipment, net	584,664	588,970
Goodwill	2,175,251	2,175,251
Other intangible assets	114,017	120,847
Company-owned life insurance	859,211	859,851
Accrued interest receivable and other assets	1,685,489	1,767,496
Total assets	$53,877,944	$53,552,272
Liabilities
Deposits:
Noninterest-bearing demand	$9,186,314	$9,399,019
Interest-bearing:
Checking and NOW	8,237,335	8,040,331
Savings	4,715,329	4,753,279
Money market	11,638,653	11,875,192
Time deposits	7,256,941	6,755,739
Total deposits	41,034,572	40,823,560
Federal funds purchased and interbank borrowings	170	385
Securities sold under agreements to repurchase	290,256	268,975
Federal Home Loan Bank advances	4,514,354	4,452,559
Other borrowings	642,274	689,618
Accrued expenses and other liabilities	861,664	976,825
Total liabilities	47,343,290	47,211,922
Shareholders’ Equity
Preferred stock, 2,000 shares authorized, 231 shares issued and outstanding	230,500	230,500
Common stock, no par value, $1.00 per share stated value, 600,000 shares authorized, 319,236 and 318,980 shares issued and outstanding, respectively	319,236	318,980
Capital surplus	4,572,106	4,570,865
Retained earnings	2,061,321	1,966,048
Accumulated other comprehensive income (loss), net of tax	(648,509)	(746,043)
Total shareholders’ equity	6,534,654	6,340,350
Total liabilities and shareholders’ equity	$53,877,944	$53,552,272
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
(dollars and shares in thousands, except per share data)	2025	2024
Interest Income
Loans including fees:
Taxable	$515,766	$487,361
Nontaxable	10,177	13,102
Investment securities:
Taxable	85,534	75,027
Nontaxable	10,107	10,506
Money market and other interest-earning investments	8,815	9,985
Total interest income	630,399	595,981
Interest Expense
Deposits	190,495	185,439
Federal funds purchased and interbank borrowings	1,625	961
Securities sold under agreements to repurchase	551	917
Federal Home Loan Bank advances	41,896	41,167
Other borrowings	8,189	11,039
Total interest expense	242,756	239,523
Net interest income	387,643	356,458
Provision for credit losses	31,403	18,891
Net interest income after provision for credit losses	356,240	337,567
Noninterest Income
Wealth and investment services fees	29,648	28,304
Service charges on deposit accounts	21,156	17,898
Debit card and ATM fees	9,991	10,054
Mortgage banking revenue	6,879	4,478
Capital markets income	4,506	2,900
Company-owned life insurance	5,381	3,434
Debt securities gains (losses), net	(76)	(16)
Other income	16,309	10,470
Total noninterest income	93,794	77,522
Noninterest Expense
Salaries and employee benefits	148,305	149,803
Occupancy	29,053	27,019
Equipment	8,901	8,671
Marketing	11,940	10,634
Technology	22,020	20,023
Communication	4,134	4,000
Professional fees	7,919	6,406
FDIC assessment	9,700	11,313
Amortization of intangibles	6,830	5,455
Amortization of tax credit investments	3,424	2,749
Other expense	16,245	16,244
Total noninterest expense	268,471	262,317
Income before income taxes	181,563	152,772
Income tax expense	36,904	32,488
Net income	144,659	120,284
Preferred dividends	(4,034)	(4,034)
Net income applicable to common shareholders	$140,625	$116,250
Net income per common share - basic	$0.45	$0.40
Net income per common share - diluted	0.44	0.40
Weighted average number of common shares outstanding - basic	315,925	290,980
Weighted average number of common shares outstanding - diluted	321,016	292,207
Dividends per common share	$0.14	$0.14
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Net income	$144,659	$120,284

Other comprehensive income (loss):

Change in debt securities available-for-sale:
Unrealized holding gains (losses) for the period	113,672	(44,709)
Reclassification adjustment for securities (gains) losses realized in income	76	16
Income tax effect	(28,464)	11,242
Unrealized gains (losses) on available-for-sale securities	85,284	(33,451)

Change in securities held-to-maturity:
Amortization of unrecognized losses on securities transferred from available-for-sale	3,915	4,318
Income tax effect	(994)	(1,097)
Changes from securities held-to-maturity	2,921	3,221

Change in hedges:
Net unrealized derivative gains (losses) on hedges	11,386	(19,159)
Reclassification adjustment for (gains) losses realized in net income	1,196	4,877
Income tax effect	(3,253)	3,693
Changes from hedges	9,329	(10,589)

Other comprehensive income (loss), net of tax	97,534	(40,819)
Comprehensive income (loss)	$242,193	$79,465
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
December 31, 2023	$230,500	$292,655	$4,159,924	$1,618,630	$(738,809)	$5,562,900
Net income	—	—	—	120,284	—	120,284
Other comprehensive income (loss)	—	—	—	—	(40,819)	(40,819)
Cash dividends:
Common ($0.14 per share)	—	—	—	(41,060)	—	(41,060)
Preferred ($17.50 per share)	—	—	—	(4,034)	—	(4,034)
Common stock issued	—	17	248	—	—	265
Common stock repurchased	—	(434)	(6,748)	—	—	(7,182)
Share-based compensation expense	—	—	5,491	—	—	5,491
Stock activity under incentive compensation plans	—	1,092	(1,373)	(156)	—	(437)
Balance, March 31, 2024	$230,500	$293,330	$4,157,542	$1,693,664	$(779,628)	$5,595,408

December 31, 2024	$230,500	$318,980	$4,570,865	$1,966,048	$(746,043)	$6,340,350
Net income	—	—	—	144,659	—	144,659
Other comprehensive income (loss)	—	—	—	—	97,534	97,534
Cash dividends:
Common ($0.14 per share)	—	—	—	(44,653)	—	(44,653)
Preferred ($17.50 per share)	—	—	—	(4,034)	—	(4,034)
Common stock issued	—	12	238	—	—	250
Common stock repurchased	—	(611)	(12,927)	—	—	(13,538)
Share-based compensation expense	—	—	14,411	—	—	14,411
Stock activity under incentive compensation plans	—	855	(481)	(699)	—	(325)
Balance, March 31, 2025	$230,500	$319,236	$4,572,106	$2,061,321	$(648,509)	$6,534,654
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Cash Flows From Operating Activities
Net income	$144,659	$120,284
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	9,547	9,678
Amortization of other intangible assets	6,830	5,455
Amortization of tax credit investments	3,424	2,749
Net premium amortization on investment securities	2,633	1,133
Accretion income related to acquired loans	(10,996)	(3,612)
Share-based compensation expense	14,411	5,491
Provision for credit losses	31,403	18,891
Debt securities (gains) losses, net	76	16
Net (gains) losses on sales of loans and other assets	(6,925)	(1,245)
Increase in cash surrender value of company-owned life insurance	(5,381)	(3,434)
Residential real estate loans originated for sale	(194,336)	(112,818)
Proceeds from sales of residential real estate loans	200,115	112,552
(Increase) decrease in interest receivable	14,403	5,349
(Increase) decrease in other assets	25,981	14,135
Increase (decrease) in accrued expenses and other liabilities	(127,634)	(70,391)
Net cash flows provided by (used in) operating activities	108,210	104,233
Cash Flows From Investing Activities
Purchases of investment securities available-for-sale	(449,714)	(483,506)
Purchases of equity securities	(2,711)	(3,791)
Proceeds from maturities, prepayments, and calls of investment securities available-for-sale	295,032	318,810
Proceeds from sales of investment securities available-for-sale	10,187	15,195
Proceeds from maturities, prepayments, and calls of investment securities held-to-maturity	15,181	15,619
Proceeds from sales of Federal Home Loan Bank/Federal Reserve Bank stock	13	—
Proceeds from sales of equity securities	2,777	1,834
Loan originations and payments, net	(229,265)	(639,530)
Proceeds from sales of commercial loans	86,581	13,819
Proceeds from company-owned life insurance death benefits	5,978	3,891
Proceeds from sales of premises and equipment and other assets	1,190	—
Purchases of premises and equipment and other assets	(5,802)	(8,482)
Net cash flows provided by (used in) investing activities	(270,553)	(766,141)
Cash Flows From Financing Activities
Net increase (decrease) in:
Deposits	211,012	464,238
Federal funds purchased and interbank borrowings	(215)	50,026
Securities sold under agreements to repurchase	21,281	(10,713)
Other borrowings	(46,863)	49,809
Payments for maturities of Federal Home Loan Bank advances	(250,285)	(825,000)
Proceeds from Federal Home Loan Bank advances	301,200	750,000
Cash dividends paid	(48,687)	(45,094)
Common stock repurchased	(13,538)	(7,182)
Common stock issued	250	265
Net cash flows provided by (used in) financing activities	174,155	426,349
Net increase (decrease) in cash and cash equivalents	11,812	(235,559)
Cash and cash equivalents at beginning of period	1,227,968	1,175,058
Cash and cash equivalents at end of period	$1,239,780	$939,499

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) – (Continued)

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Supplemental Cash Flow Information:
Total interest paid	$257,981	$241,927
Total income taxes paid (net of refunds)	2,170	2,429
Noncash Investing and Financing Activities:
Investment securities purchased but not settled	20,000	—
Operating lease right-of-use assets obtained in exchange for lease obligations	1,640	(193)
Finance lease right-of-use assets obtained in exchange for lease obligations	831	10,400
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly owned subsidiaries (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of March 31, 2025 and December 31, 2024, and the results of its operations for the three months ended March 31, 2025 and 2024. Interim results do not necessarily represent annual results. Certain information and disclosures normally included in notes to consolidated annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to SEC rules and regulations. These financial statements should be read in conjunction with Old National’s Annual Report on Form 10-K for the year ended December 31, 2024. All intercompany transactions and balances have been eliminated.
NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Guidance Pending Adoption
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 – In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Among other things, these amendments require that public business entities on an annual basis disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (loss) by the applicable statutory income tax rate). In addition, the ASU requires information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts are equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amendments in this ASU are effective for annual periods beginning after December 15, 2024. Old National does not expect the adoption of this guidance will have a material impact on the consolidated financial statements.
FASB ASC 220 – In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires public business entities to disclose specified information about certain costs and expenses in the notes to financial statements at each interim and annual reporting period. Specifically, public business entities will be required to disclose the amounts of (a) purchases of inventory; (b) employee compensation; (c) depreciation; (d) intangible asset amortization; and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption. Within the same tabular disclosure, an entity must disclose certain expense, gain, or loss amounts that are already required under current GAAP. Further, an entity must disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. In addition, an entity must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in this ASU are effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. Old National is currently evaluating the impact of adopting this guidance on the consolidated financial statements.
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
The assets acquired and liabilities assumed, both intangible and tangible, were recorded at their estimated fair values as of the merger date and have been accounted for under the acquisition method of accounting. As of March 31, 2025, Old National finalized its valuation of all assets acquired and liabilities assumed. The following table presents a summary of the valuation of the assets acquired and liabilities assumed and the fair value of consideration as of the merger date:

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
The fair value of purchased credit deteriorated (“PCD”) assets was $610.7 million on the date of merger. The gross contractual amounts receivable relating to the PCD assets was $679.3 million. Old National estimates, on the date of the merger, that $26.7 million of the contractual cash flows specific to the PCD assets will not be collected.
Transaction and integration costs primarily associated with the CapStar merger have been expensed for the three months ended March 31, 2025 and 2024 totaling $0.4 million and $0.7 million, respectively, and additional transaction and integration costs will be expensed in future periods as incurred.

Pending Acquisition
Bremer Financial Corporation
On November 25, 2024, Old National entered into a definitive agreement and plan of merger pursuant to which Old National will acquire Bremer Financial Corporation (“Bremer”) and its wholly owned subsidiary, Bremer Bank, National Association. As of December 31, 2024, Bremer had $16.5 billion in total assets, $11.8 billion in total loans, and $13.2 billion in deposits. Under the terms of the definitive merger agreement, each outstanding share of Bremer common stock will be converted into the right to receive (i) $26.22 in cash without interest, (ii) 4.182 shares of Old National common stock and (iii) cash in lieu of fractional shares, valuing the transaction at approximately $1.4 billion, or $116.76 per share, based on Old National’s closing stock price on November 22, 2024. The transaction value is likely to change until closing due to fluctuations in the price of Old National common stock. The definitive merger agreement has been approved by the Board of Directors of Old National and the Board of Directors and shareholders of Bremer, and we have received all necessary regulatory approvals. The transaction is anticipated to close on May 1, 2025, subject to customary closing conditions.
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
Transaction costs totaling $0.7 million associated with the Bremer merger have been expensed for the three months ended March 31, 2025 and additional transaction and integration costs will be expensed in future periods as incurred.

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
The following table presents the calculation of basic and diluted net income per common share:

	Three Months Ended March 31,
(dollars and shares in thousands, except per share data)	2025	2024
Net income	$144,659	$120,284
Preferred dividends	(4,034)	(4,034)
Net income applicable to common shares	$140,625	$116,250

Weighted average common shares outstanding:
Weighted average common shares outstanding (basic)	315,925	290,980
Effect of dilutive securities:
Restricted stock	2,779	1,227
Forward sale (1)	2,312	—
Weighted average diluted shares outstanding	321,016	292,207
Basic Net Income Per Common Share	$0.45	$0.40
Diluted Net Income Per Common Share	$0.44	$0.40
(1)    Dilutive forward sale shares represent incremental shares related to the forward sale agreements. Dilution occurred since the average market price of the Company’s common shares for the three months ended March 31, 2025 was higher than the average forward sale price (as determined under the terms of the forward sale agreements). See Note 3 to the consolidated financial statements for additional information regarding these forward sale agreements.

NOTE 5 – INVESTMENT SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale portfolio and the corresponding amounts of gross unrealized gains, unrealized losses, and basis adjustments in accumulated other comprehensive income (loss) (“AOCI”).

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Basis Adjustments (1)	Fair Value
March 31, 2025
Available-for-Sale
U.S. Treasury	$261,345	$87	$(10,931)	$(45,964)	$204,537
U.S. government-sponsored entities and agencies	1,554,502	238	(161,684)	(68,253)	1,324,803
Mortgage-backed securities - Agency	6,064,171	18,649	(582,801)	—	5,500,019
States and political subdivisions	466,473	213	(29,073)	1,843	439,456
Pooled trust preferred securities	13,809	—	(2,498)	—	11,311
Other securities	282,826	965	(9,946)	—	273,845
Total available-for-sale securities	$8,643,126	$20,152	$(796,933)	$(112,374)	$7,753,971

December 31, 2024
Available-for-Sale
U.S. Treasury	$261,421	$67	$(12,659)	$(49,816)	$199,013
U.S. government-sponsored entities and agencies	1,521,610	7	(181,360)	(82,351)	1,257,906
Mortgage-backed securities - Agency	5,861,067	6,005	(662,181)	—	5,204,891
States and political subdivisions	510,630	148	(25,881)	647	485,544
Pooled trust preferred securities	13,807	—	(2,485)	—	11,322
Other securities	311,973	760	(12,950)	—	299,783
Total available-for-sale securities	$8,480,508	$6,987	$(897,516)	$(131,520)	$7,458,459
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

(dollars in thousands)	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Fair Value
March 31, 2025
Held-to-Maturity
U.S. government-sponsored entities and agencies	$834,830	$—	$(145,696)	$689,134
Mortgage-backed securities - Agency	958,004	—	(150,470)	807,534
States and political subdivisions	1,150,099	23	(161,107)	989,015
Allowance for securities held-to-maturity	(150)	—	—	(150)
Total held-to-maturity securities	$2,942,783	$23	$(457,273)	$2,485,533

December 31, 2024
Held-to-Maturity
U.S. government-sponsored entities and agencies	$832,984	$—	$(168,653)	$664,331
Mortgage-backed securities - Agency	970,212	—	(169,546)	800,666
States and political subdivisions	1,151,835	317	(145,861)	1,006,291
Allowance for securities held-to-maturity	(150)	—	—	(150)
Total held-to-maturity securities	$2,954,881	$317	$(484,060)	$2,471,138
Substantially all of the mortgage-backed securities in the investment portfolio are residential mortgage-backed securities.

Proceeds from sales or calls of available-for-sale investment securities and the resulting realized gains and realized losses were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Proceeds	$70,959	$61,250
Realized gains	79	3
Realized losses	(155)	(19)
The table below shows the amortized cost and fair value of the investment securities portfolio by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yield is based on amortized cost.

	March 31, 2025
(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Maturity
Available-for-Sale
Within one year	$264,290	$263,634	3.86%
One to five years	3,046,912	2,993,580	4.44
Five to ten years	4,122,674	3,545,254	2.47
Beyond ten years	1,209,250	951,503	2.65
Total	$8,643,126	$7,753,971	3.23%
Held-to-Maturity
Within one year	$18,135	$17,958	3.21%
One to five years	9,030	8,439	2.24
Five to ten years	1,386,527	1,198,525	2.58
Beyond ten years	1,529,091	1,260,611	2.74
Total	$2,942,783	$2,485,533	2.67%

The following table summarizes the available-for-sale investment securities with unrealized losses for which an allowance for credit losses has not been recorded by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2025
Available-for-Sale
U.S. Treasury	$1,990	$(12)	$181,477	$(10,919)	$183,467	$(10,931)
U.S. government-sponsored entities and agencies	69,755	(407)	1,159,566	(161,277)	1,229,321	(161,684)
Mortgage-backed securities - Agency	341,754	(1,990)	3,389,956	(580,811)	3,731,710	(582,801)
States and political subdivisions	94,378	(1,592)	261,158	(27,481)	355,536	(29,073)
Pooled trust preferred securities	—	—	11,311	(2,498)	11,311	(2,498)
Other securities	16,374	(37)	206,140	(9,909)	222,514	(9,946)
Total available-for-sale	$524,251	$(4,038)	$5,209,608	$(792,895)	$5,733,859	$(796,933)

December 31, 2024
Available-for-Sale
U.S. Treasury	$3,977	$(26)	$177,691	$(12,633)	$181,668	$(12,659)
U.S. government-sponsored entities and agencies	98,280	(1,713)	1,144,618	(179,647)	1,242,898	(181,360)
Mortgage-backed securities - Agency	857,440	(9,172)	3,406,350	(653,009)	4,263,790	(662,181)
States and political subdivisions	133,906	(1,462)	279,121	(24,419)	413,027	(25,881)
Pooled trust preferred securities	—	—	11,322	(2,485)	11,322	(2,485)
Other securities	33,292	(295)	199,631	(12,655)	232,923	(12,950)
Total available-for-sale	$1,126,895	$(12,668)	$5,218,733	$(884,848)	$6,345,628	$(897,516)
The following table summarizes the held-to-maturity investment securities with unrecognized losses aggregated by major security type and length of time in a continuous loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
March 31, 2025
Held-to-Maturity
U.S. government-sponsored entities and agencies	$—	$—	$689,134	$(145,696)	$689,134	$(145,696)
Mortgage-backed securities - Agency	—	—	807,534	(150,470)	807,534	(150,470)
States and political subdivisions	57,635	(1,706)	922,383	(159,401)	980,018	(161,107)
Total held-to-maturity	$57,635	$(1,706)	$2,419,051	$(455,567)	$2,476,686	$(457,273)

December 31, 2024
Held-to-Maturity
U.S. government-sponsored entities and agencies	$—	$—	$664,331	$(168,653)	$664,331	$(168,653)
Mortgage-backed securities - Agency	—	—	800,666	(169,546)	800,666	(169,546)
States and political subdivisions	37,007	(430)	937,364	(145,431)	974,371	(145,861)
Total held-to-maturity	$37,007	$(430)	$2,402,361	$(483,630)	$2,439,368	$(484,060)
The unrecognized losses on held-to-maturity investment securities presented in the table above do not include unrecognized losses on securities that were transferred from available-for-sale to held-to-maturity totaling $106.0 million at March 31, 2025 and $110.0 million at December 31, 2024. These unrecognized losses are included as a separate component of shareholders’ equity and are being amortized over the remaining term of the securities.
No allowance for credit losses on available-for-sale debt securities was needed at March 31, 2025 or December 31, 2024.

An allowance on held-to-maturity debt securities is maintained for certain municipal bonds to account for expected lifetime credit losses. Substantially all of the U.S. government-sponsored entities and agencies and agency mortgage-backed securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. Therefore, for those securities, we do not record expected credit losses. The allowance for credit losses on held-to-maturity debt securities was $0.2 million at March 31, 2025 and December 31, 2024. Accrued interest receivable on the securities portfolio is excluded from the estimate of credit losses and totaled $44.1 million at March 31, 2025 and $55.3 million at December 31, 2024.
At March 31, 2025, Old National’s securities portfolio consisted of 2,988 securities, 2,524 of which were in an unrealized loss position. The unrealized losses attributable to our U.S. Treasury, U.S. government-sponsored entities and agencies, agency mortgage-backed securities, states and political subdivisions, and other securities are the result of fluctuations in interest rates and market movements. Old National’s pooled trust preferred securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. At March 31, 2025, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.
Old National’s pooled trust preferred securities have experienced credit defaults. However, we believe that the value of the instruments lies in the full and timely interest payments that will be received through maturity, the steady amortization that will be experienced until maturity, and the full return of principal by the final maturity of the collateralized debt obligations. Old National did not recognize any losses on these securities for the three months ended March 31, 2025 or 2024.
Equity Securities
Equity securities consist of mutual funds for Community Reinvestment Act qualified investments and diversified investment securities held in a grantor trust for participants in the Company’s nonqualified deferred compensation plan. Old National’s equity securities with readily determinable fair values totaled $91.7 million at March 31, 2025 and $92.0 million at December 31, 2024. There were gains on equity securities of $0.1 million and $0.3 million during the three months ended March 31, 2025 and 2024, respectively.
Alternative Investments
Old National has alternative investments without readily determinable fair values that are included in other assets totaling $600.3 million at March 31, 2025 and $609.2 million at December 31, 2024. These investments consisted of $319.1 million of illiquid investments in partnerships, limited liability companies, and other ownership interests that support affordable housing and $281.2 million of economic development and community revitalization initiatives in low-to-moderate income neighborhoods at March 31, 2025, compared to $318.5 million and $290.7 million for the same investment types, respectively, at December 31, 2024. There have been no impairments or adjustments on alternative investments without readily determinable fair values, except for amortization of tax credit investments in the three months ended March 31, 2025 and 2024. See Note 9 to the consolidated financial statements for detail regarding these investments.
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
Old National has loan participations, which qualify as participating interests, with other financial institutions. At March 31, 2025, these loans totaled $3.3 billion, of which $1.5 billion had been sold to other financial institutions and $1.8 billion was retained by Old National. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.

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

	Balance Sheet Line Item	Portfolio Segment Reclassifications	Portfolio Segment After Reclassifications

(dollars in thousands)
March 31, 2025
Commercial (1)	$10,650,615	$(220,149)	$10,430,466
Commercial real estate	16,135,327	(173,961)	15,961,366
BBCC	N/A	394,110	394,110
Residential real estate	6,771,694	—	6,771,694
Consumer	2,856,308	(2,856,308)	N/A
Indirect	N/A	1,070,536	1,070,536
Direct	N/A	511,455	511,455
Home equity	N/A	1,274,317	1,274,317
Total loans (2)	$36,413,944	$—	$36,413,944
Allowance for credit losses on loans	(401,932)	—	(401,932)
Net loans	$36,012,012	$—	$36,012,012

December 31, 2024
Commercial (1)	$10,288,560	$(232,301)	$10,056,259
Commercial real estate	16,307,486	(174,438)	16,133,048
BBCC	N/A	406,739	406,739
Residential real estate	6,797,586	—	6,797,586
Consumer	2,892,255	(2,892,255)	N/A
Indirect	N/A	1,096,778	1,096,778
Direct	N/A	514,144	514,144
Home equity	N/A	1,281,333	1,281,333
Total loans (2)	$36,285,887	$—	$36,285,887
Allowance for credit losses on loans	(392,522)	—	(392,522)
Net loans	$35,893,365	$—	$35,893,365
(1)Includes direct finance leases of $107.5 million at March 31, 2025 and $120.6 million at December 31, 2024.
(2)    Includes unearned income of $122.3 million at March 31, 2025 and $163.3 million at December 31, 2024.
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
At 243%, Old National Bank’s applicable investor commercial real estate loans as a percentage of its Tier 1 capital plus the allowance for credit losses attributable to loans and leases remained below the regulatory guideline limit of 300% at March 31, 2025.
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
Allowance for Credit Losses
Loans
Credit loss assumptions used when computing the level of expected credit losses are estimated using a model that categorizes loan pools based on loss history, delinquency status, and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. The base forecast scenario considers unemployment, gross domestic product, home price index, and the BBB ratio (BBB spread to the 10-year U.S. Treasury rate). In addition to the quantitative inputs, several qualitative factors are considered. These factors include the risk that macroeconomic forecasts of unemployment, gross domestic product, home price index, and the BBB ratio may prove to be more severe and/or prolonged than our baseline forecast due to a variety of considerations. Old National’s activity in the allowance for credit losses on loans by portfolio segment was as follows:

(dollars in thousands)	Balance at Beginning of Period	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Period
Three Months Ended March 31, 2025
Commercial	$148,722	$(9,311)	$1,280	$16,896	$157,587
Commercial real estate	200,309	(11,660)	270	9,191	198,110
BBCC	2,813	(4)	300	(414)	2,695
Residential real estate	22,922	(30)	88	1,234	24,214
Indirect	8,434	(1,934)	439	2,124	9,063
Direct	2,304	(1,601)	512	838	2,053
Home equity	7,018	—	35	1,157	8,210
Total	$392,522	$(24,540)	$2,924	$31,026	$401,932
Three Months Ended March 31, 2024
Commercial	$118,333	$(3,659)	$334	$8,429	$123,437
Commercial real estate	155,099	(6,641)	1,035	11,147	160,640
BBCC	2,887	(76)	18	334	3,163
Residential real estate	20,837	—	19	1,043	21,899
Indirect	1,236	(1,138)	332	788	1,218
Direct	3,169	(2,428)	487	1,724	2,952
Home equity	6,049	(78)	45	388	6,404
Total	$307,610	$(14,020)	$2,270	$23,853	$319,713
Accrued interest receivable on loans is excluded from the estimate of credit losses and totaled $165.8 million at March 31, 2025, compared to $171.6 million at December 31, 2024.

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

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Allowance for credit losses on unfunded loan commitments:
Balance at beginning of period	$21,654	$31,226
Provision (release) for credit losses on unfunded loan commitments	377	(4,962)
Balance at end of period	$22,031	$26,264
Credit Quality
Old National’s management monitors the credit quality of its loans on an ongoing basis with the asset quality rating (“AQR”) for commercial, commercial real estate, and BBCC loans reviewed annually or at renewal and the performance of its residential and consumer loans based upon the accrual status refreshed at least quarterly. Internally, management assigns an AQR to each non-homogeneous commercial, commercial real estate, and BBCC loan in the portfolio. The primary determinants of the AQR are the reliability of the primary source of repayment and the past, present, and projected financial condition of the borrower. The AQR will also consider current industry conditions. Major factors used in determining the AQR can vary based on the nature of the loan, but commonly include factors such as debt service coverage, internal cash flow, liquidity, leverage, operating performance, debt burden, FICO scores, occupancy, interest rate sensitivity, and expense burden. Old National uses the following definitions for risk ratings:
Special Mention. Loans categorized as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of Old National’s credit position at some future date.
Classified – Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Old National will sustain some loss if the deficiencies are not corrected.
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

The following table summarizes the amortized cost of term loans by risk category of commercial, commercial real estate, and BBCC loans by loan portfolio segment, class of loan, and origination year:

(dollars in thousands)	Origination Year							Revolving to Term
	2025	2024	2023	2022	2021	Prior	Revolving		Total
March 31, 2025
Commercial:
Pass	$526,158	$1,800,312	$1,206,395	$1,056,867	$662,292	$831,140	$2,769,402	$633,871	$9,486,437
Special Mention	240	29,973	76,049	53,437	14,567	41,565	65,298	30,738	311,867
Classified:
Substandard	814	46,978	77,024	69,548	57,452	43,957	117,613	81,646	495,032
Nonaccrual	5	612	1,570	5,037	2,369	3,673	1,323	2,561	17,150
Doubtful	9,869	7,424	20,254	25,849	1,626	9,167	16,112	29,679	119,980
Total	$537,086	$1,885,299	$1,381,292	$1,210,738	$738,306	$929,502	$2,969,748	$778,495	$10,430,466
Commercial real estate:
Pass	$596,570	$2,116,861	$2,436,300	$3,391,971	$1,948,240	$2,817,618	$104,380	$836,483	$14,248,423
Special Mention	2,049	44,474	54,953	145,170	59,239	76,730	21,281	102,703	506,599
Classified:
Substandard	8,941	21,634	101,972	453,906	139,673	167,046	378	85,481	979,031
Nonaccrual	—	4,181	880	4,548	5,295	20,300	—	24,600	59,804
Doubtful	—	10,556	10,046	23,389	27,254	70,149	—	26,115	167,509
Total	$607,560	$2,197,706	$2,604,151	$4,018,984	$2,179,701	$3,151,843	$126,039	$1,075,382	$15,961,366
BBCC:
Pass	$15,468	$76,655	$74,105	$52,259	$31,389	$43,774	$64,409	$15,673	$373,732
Special Mention	—	1,424	1,040	618	847	390	1,601	3,928	9,848
Classified:
Substandard	99	381	1,111	53	60	330	499	3,035	5,568
Nonaccrual	—	—	110	716	304	673	—	610	2,413
Doubtful	—	61	385	397	188	690	—	828	2,549
Total	$15,567	$78,521	$76,751	$54,043	$32,788	$45,857	$66,509	$24,074	$394,110

	Origination Year							Revolving to Term
	2024	2023	2022	2021	2020	Prior	Revolving		Total
December 31, 2024
Commercial:
Pass	$1,852,046	$1,267,721	$1,145,488	$699,429	$450,332	$624,522	$2,577,941	$593,232	$9,210,711
Special Mention	46,935	102,372	32,250	40,221	21,538	20,535	80,625	28,978	373,454
Classified:
Substandard	27,139	49,340	77,835	35,036	19,307	25,503	78,210	40,217	352,587
Nonaccrual	2,221	1,072	4,199	1,530	604	1,357	719	829	12,531
Doubtful	3,419	20,145	27,016	1,774	5,451	1,494	15,405	32,272	106,976
Total	$1,931,760	$1,440,650	$1,286,788	$777,990	$497,232	$673,411	$2,752,900	$695,528	$10,056,259
Commercial real estate:
Pass	$2,196,306	$2,555,236	$3,825,305	$2,065,037	$1,362,703	$1,641,611	$122,708	$891,682	$14,660,588
Special Mention	72,020	31,203	158,254	48,524	37,693	64,357	—	111,900	523,951
Classified:
Substandard	47,079	55,923	249,269	102,913	39,466	142,110	996	76,897	714,653
Nonaccrual	3,693	411	3,579	15,922	1,930	3,231	—	118	28,884
Doubtful	7,787	9,689	16,501	37,455	22,817	59,879	—	50,844	204,972
Total	$2,326,885	$2,652,462	$4,252,908	$2,269,851	$1,464,609	$1,911,188	$123,704	$1,131,441	$16,133,048
BBCC:
Pass	$79,760	$78,420	$55,687	$33,857	$30,215	$22,797	$67,668	$16,265	$384,669
Special Mention	1,579	1,067	807	917	21	224	3,582	3,028	11,225
Classified:
Substandard	468	976	56	136	598	308	755	2,876	6,173
Nonaccrual	—	114	312	177	63	119	—	551	1,336
Doubtful	—	397	841	350	15	845	—	888	3,336
Total	$81,807	$80,974	$57,703	$35,437	$30,912	$24,293	$72,005	$23,608	$406,739

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

	Origination Year							Revolving to Term
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving		Total
March 31, 2025
Residential real estate:
Risk Rating:
Performing	$92,558	$501,441	$466,689	$1,345,556	$1,713,080	$2,582,469	$—	$265	$6,702,058
Nonperforming	—	965	6,254	14,514	7,173	40,730	—	—	69,636
Total	$92,558	$502,406	$472,943	$1,360,070	$1,720,253	$2,623,199	$—	$265	$6,771,694
Indirect:
Risk Rating:
Performing	$91,713	$406,102	$250,497	$199,570	$77,992	$39,215	$—	$—	$1,065,089
Nonperforming	30	931	1,339	1,378	1,269	500	—	—	5,447
Total	$91,743	$407,033	$251,836	$200,948	$79,261	$39,715	$—	$—	$1,070,536
Direct:
Risk Rating:
Performing	$15,131	$75,388	$62,401	$59,040	$53,930	$104,687	$132,659	$4,594	$507,830
Nonperforming	—	266	660	364	310	1,944	—	81	3,625
Total	$15,131	$75,654	$63,061	$59,404	$54,240	$106,631	$132,659	$4,675	$511,455
Home equity:
Risk Rating:
Performing	$—	$—	$—	$233	$208	$7,994	$1,209,284	$35,500	$1,253,219
Nonperforming	—	—	—	1,245	73	4,536	2,234	13,010	21,098
Total	$—	$—	$—	$1,478	$281	$12,530	$1,211,518	$48,510	$1,274,317

	Origination Year							Revolving to Term
	2024	2023	2022	2021	2020	Prior	Revolving		Total
December 31, 2024
Residential real estate:
Risk Rating:
Performing	$509,704	$476,698	$1,455,085	$1,662,195	$1,574,961	$1,058,175	$43	$271	$6,737,132
Nonperforming	480	5,060	11,210	6,298	5,208	32,198	—	—	60,454
Total	$510,184	$481,758	$1,466,295	$1,668,493	$1,580,169	$1,090,373	$43	$271	$6,797,586
Indirect:
Risk Rating:
Performing	$438,835	$279,910	$227,691	$92,223	$37,937	$14,810	$—	$—	$1,091,406
Nonperforming	714	1,147	1,498	1,378	373	262	—	—	5,372
Total	$439,549	$281,057	$229,189	$93,601	$38,310	$15,072	$—	$—	$1,096,778
Direct:
Risk Rating:
Performing	$83,773	$72,838	$66,563	$61,317	$34,159	$80,188	$108,572	$3,327	$510,737
Nonperforming	96	313	365	352	468	1,730	1	82	3,407
Total	$83,869	$73,151	$66,928	$61,669	$34,627	$81,918	$108,573	$3,409	$514,144
Home equity:
Risk Rating:
Performing	$—	$—	$259	$210	$1,135	$11,005	$1,216,226	$31,787	$1,260,622
Nonperforming	—	—	1,278	91	209	4,920	2,594	11,619	20,711
Total	$—	$—	$1,537	$301	$1,344	$15,925	$1,218,820	$43,406	$1,281,333

The following table summarizes the gross charge-offs of loans by loan portfolio segment and origination year:

	Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving	Total
Three Months Ended March 31, 2025
Commercial	$—	$422	$4,119	$4,086	$6	$678	$—	$9,311
Commercial real estate	—	—	303	751	7,996	2,610	—	11,660
BBCC	—	—	—	—	4	—	—	4
Residential real estate	—	—	—	—	—	30	—	30
Indirect	—	699	677	387	100	71	—	1,934
Direct	43	130	110	443	538	337	—	1,601
Home equity	—	—	—	—	—	—	—	—
Total gross charge-offs	$43	$1,251	$5,209	$5,667	$8,644	$3,726	$—	$24,540

	Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving	Total
Three Months Ended March 31, 2024
Commercial	$—	$—	$3,481	$33	$8	$4	$133	$3,659
Commercial real estate	—	—	—	2,176	—	4,465	—	6,641
BBCC	—	—	76	—	—	—	—	76
Residential real estate	—	—	—	—	—	—	—	—
Indirect	—	370	472	225	33	38	—	1,138
Direct	—	116	576	529	113	223	871	2,428
Home equity	—	—	—	34	—	44	—	78
Total gross charge-offs	$—	$486	$4,605	$2,997	$154	$4,774	$1,004	$14,020
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

The following table presents the aging of the amortized cost basis in past due loans by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Current	Total Loans
March 31, 2025
Commercial	$21,038	$2,945	$56,455	$80,438	$10,350,028	$10,430,466
Commercial real estate	22,945	1,977	61,985	86,907	15,874,459	15,961,366
BBCC	987	707	1,961	3,655	390,455	394,110
Residential	31,566	6,104	22,848	60,518	6,711,176	6,771,694
Indirect	7,307	1,807	1,281	10,395	1,060,141	1,070,536
Direct	1,264	1,019	1,629	3,912	507,543	511,455
Home equity	5,576	1,387	6,326	13,289	1,261,028	1,274,317
Total	$90,683	$15,946	$152,485	$259,114	$36,154,830	$36,413,944

December 31, 2024
Commercial	$5,970	$12,021	$47,257	$65,248	$9,991,011	$10,056,259
Commercial real estate	19,240	12,728	60,145	92,113	16,040,935	16,133,048
BBCC	1,227	861	1,430	3,518	403,221	406,739
Residential	49,331	12,085	26,698	88,114	6,709,472	6,797,586
Indirect	9,700	2,675	1,463	13,838	1,082,940	1,096,778
Direct	2,004	970	1,470	4,444	509,700	514,144
Home equity	4,765	3,399	7,567	15,731	1,265,602	1,281,333
Total	$92,237	$44,739	$146,030	$283,006	$36,002,881	$36,285,887
The following table presents the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing by class of loan:

	March 31, 2025			December 31, 2024
(dollars in thousands)	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing
Commercial	$137,130	$37,783	$2,757	$119,507	$30,551	$861
Commercial real estate	227,313	72,612	3,592	233,856	64,453	3,126
BBCC	4,962	—	—	4,672	—	—
Residential	69,636	—	—	60,454	—	—
Indirect	5,447	—	95	5,372	—	—
Direct	3,625	—	313	3,407	—	—
Home equity	21,098	—	—	20,711	—	73
Total	$469,211	$110,395	$6,757	$447,979	$95,004	$4,060
Interest income recognized on nonaccrual loans was insignificant during the three months ended March 31, 2025 and 2024.

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

	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Investment Securities/Cash	Auto	Other
March 31, 2025
Commercial	$19,024	$85,549	$8,062	$6,322	$4,055
Commercial real estate	221,604	1,508	1,015	—	126
BBCC	3,263	839	338	232	—
Residential	69,636	—	—	—	—
Indirect	—	—	—	5,447	—
Direct	2,894	27	4	356	22
Home equity	21,098	—	—	—	—
Total loans	$337,519	$87,923	$9,419	$12,357	$4,203

December 31, 2024
Commercial	$17,520	$68,985	$6,980	$6,544	$5,215
Commercial real estate	228,952	542	1,046	—	—
BBCC	3,201	1,137	86	248	—
Residential	60,454	—	—	—	—
Indirect	—	—	—	5,372	—
Direct	2,623	16	23	396	34
Home equity	20,711	—	—	—	—
Total loans	$333,461	$70,680	$8,135	$12,560	$5,249
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
The following table presents the amortized cost basis of financial difficulty modifications that were modified by class of loans and type of modification:

(dollars in thousands)	Term Extension	Total Class of Loans
Three Months Ended March 31, 2025
Commercial	$13,945	0.1%
Commercial real estate	27,383	0.2%
Total	$41,328	0.1%

Three Months Ended March 31, 2024
Commercial	$29,426	0.3%
Commercial real estate	120,891	0.8%
Total	$150,317	0.4%

Old National monitors the performance of financial difficulty modifications to understand the effectiveness of its efforts. The following table presents the performance of financial difficulty modifications in the twelve months following modification:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Current	Total Loans
March 31, 2025
Commercial	$4,607	$—	$4,701	$9,308	$53,806	$63,114
Commercial real estate	5,612	—	1,730	7,342	154,164	161,506
Total	$10,219	$—	$6,431	$16,650	$207,970	$224,620

March 31, 2024
Commercial	$—	$—	$—	$—	$29,426	$29,426
Commercial real estate	4,059	31,222	—	35,281	85,610	120,891
Total	$4,059	$31,222	$—	$35,281	$115,036	$150,317
The following table summarizes the nature of the financial difficulty modifications by class of loans:

(dollars in thousands)	Weighted- Average Term Extension (in months)
Three Months Ended March 31, 2025
Commercial	6.8
Commercial real estate	9.8
Total	8.8

Three Months Ended March 31, 2024
Commercial	9.1
Commercial real estate	8.1
Total	8.6
There were payment defaults on $2.6 million of loans during the three months ended March 31, 2025 to borrowers whose loans were modified due to financial difficulties within the previous twelve months. The payment defaults did not materially impact the allowance for credit losses on loans. There were no payment defaults during the three months ended March 31, 2024 on loans that had been modified within the previous twelve months.
Old National had not committed to lend any material additional funds to the borrowers whose loans were modified due to financial difficulties at March 31, 2025 or December 31, 2024.
Purchased Credit Deteriorated Loans
Old National has purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans at acquisition was as follows:

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
The components of lease expense were as follows:

	Affected Line Item in the Statement of Income	Three Months Ended March 31,
(dollars in thousands)		2025	2024
Operating lease cost	Occupancy/Equipment expense	$8,199	$7,826
Finance lease cost:
Amortization of right-of-use assets	Occupancy expense	2,270	751
Interest on lease liabilities	Interest expense	229	181
Sub-lease income	Occupancy expense	(83)	(125)
Total		$10,615	$8,633
Supplemental balance sheet information related to leases was as follows:

(dollars in thousands)	March 31, 2025	December 31, 2024
Operating Leases
Operating lease right-of-use assets	$176,826	$181,920
Operating lease liabilities	194,529	200,068
Finance Leases
Premises and equipment, net	21,766	23,205
Other borrowings	23,440	24,822
Weighted-Average Remaining Lease Term (in Years)
Operating leases	7.7	7.8
Finance leases	8.3	7.8
Weighted-Average Discount Rate
Operating leases	3.15%	3.14%
Finance leases	4.03%	3.96%
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,645	$8,005
Operating cash flows from finance leases	229	181
Financing cash flows from finance leases	2,213	655

The following table presents a maturity analysis of the Company’s lease liability by lease classification at March 31, 2025:

(dollars in thousands)	Operating Leases	Finance Leases
2025	$25,902	$6,796
2026	34,128	2,619
2027	32,398	2,656
2028	28,384	2,339
2029	26,073	1,498
Thereafter	73,146	11,979
Total undiscounted lease payments	220,031	27,887
Amounts representing interest	(25,502)	(4,447)
Lease liability	$194,529	$23,440

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the changes in the carrying amount of goodwill:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Balance at beginning of period	$2,175,251	$1,998,716
Acquisitions and adjustments	—	—
Balance at end of period	$2,175,251	$1,998,716
Old National performed the required annual goodwill impairment test as of August 31, 2024 and there was no impairment. No events or circumstances since the August 31, 2024 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.
The gross carrying amounts and accumulated amortization of other intangible assets were as follows:

(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
March 31, 2025
Core deposit	$189,636	$(101,756)	$87,880
Customer trust relationships	50,892	(24,755)	26,137
Total other intangible assets	$240,528	$(126,511)	$114,017

December 31, 2024
Core deposit	$189,636	$(95,950)	$93,686
Customer trust relationships	50,892	(23,731)	27,161
Total other intangible assets	$240,528	$(119,681)	$120,847
Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years.
Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. No impairment charges were recorded during the three months ended March 31, 2025 or 2024. Total amortization expense associated with intangible assets was $6.8 million for the three months ended March 31, 2025, compared to $5.5 million for the three months ended March 31, 2024.

Estimated amortization expense for future years is as follows:

(dollars in thousands)
2025 remaining	$19,286
2026	22,474
2027	18,947
2028	15,598
2029	12,663
Thereafter	25,049
Total	$114,017
NOTE 9 – QUALIFIED AFFORDABLE HOUSING PROJECTS AND OTHER TAX CREDIT INVESTMENTS
Old National is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in other assets on the balance sheet, with any unfunded commitments included with other liabilities. As of March 31, 2025, Old National expects to recover its remaining investments through the use of the tax credits that are generated by the investments.
The following table summarizes Old National’s investments in qualified affordable housing projects and other tax credit investments:

(dollars in thousands)		March 31, 2025		December 31, 2024
Investment	Accounting Method	Investment	Unfunded Commitment (1)	Investment	Unfunded Commitment
Low Income Housing Tax Credit (“LIHTC”)	Proportional amortization	$196,049	$109,475	$199,350	$115,345
Federal Historic Tax Credit (“FHTC”)	Proportional amortization	28,074	22,344	30,835	24,869
New Markets Tax Credit (“NMTC”)	Consolidation	57,037	—	60,462	—
Renewable Energy	Equity	4	—	4	—
Total		$281,164	$131,819	$290,651	$140,214
(1)All commitments will be paid by Old National by December 31, 2035.

The following table summarizes the amortization expense and tax benefit recognized for Old National’s qualified affordable housing projects and other tax credit investments:

(dollars in thousands)	Amortization Expense (1)	Tax Expense (Benefit) Recognized (2)
Three Months Ended March 31, 2025
LIHTC	$3,205	$(4,299)
FHTC	555	(695)
NMTC	3,424	(4,260)
Total	$7,184	$(9,254)

Three Months Ended March 31, 2024
LIHTC	$2,486	$(3,331)
FHTC	534	(663)
NMTC	2,546	(3,175)
Renewable Energy	186	—
Total	$5,752	$(7,169)
(1)The amortization expense for the LIHTC and FHTC investments is included in our income tax expense. NMTC amortization is recognized in noninterest expense in correlation to the recognition of tax credits on our tax return. Amortization expense for the Renewable Energy tax credits is included in noninterest expense.
(2)All of the tax benefits recognized are included in our income tax expense. The tax benefit recognized for the NMTC investments primarily reflects the tax credits generated from the investments and excludes the net tax expense (benefit) and deferred tax liability of the investments’ income (loss).
NOTE 10 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase are secured borrowings. Old National pledges investment securities to secure these borrowings. The following table presents securities sold under agreements to repurchase and related weighted-average interest rates:

	At or for the Three Months Ended March 31,
(dollars in thousands)	2025	2024
Outstanding at period end	$290,256	$274,493
Average amount outstanding during the period	272,961	296,236
Maximum amount outstanding at any month-end during the period	290,256	319,423
Weighted-average interest rate:
During the period	0.82%	1.25%
At period end	0.88%	3.61%
At December 31, 2024, securities sold under agreements to repurchase totaled $269.0 million with a weighted-average interest rate of 0.86%.
The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At March 31, 2025
	Remaining Contractual Maturity of the Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 days	Total
Repurchase Agreements:
U.S. Treasury and agency securities	$290,256	$—	$—	$—	$290,256
Total	$290,256	$—	$—	$—	$290,256

NOTE 11 – FEDERAL HOME LOAN BANK ADVANCES
The following table summarizes Old National Bank’s FHLB advances:

(dollars in thousands)	March 31, 2025	December 31, 2024
FHLB advances (fixed rates 2.19% to 4.55% and variable rates 4.31% to 4.32%) maturing June 2025 to January 2045	$4,526,200	$4,475,285
Fair value hedge basis adjustments and unamortized prepayment fees	(11,846)	(22,726)
Total	$4,514,354	$4,452,559
FHLB advances had weighted-average rates of 3.54% at March 31, 2025 and December 31, 2024. FHLB advances are collateralized by designated assets that may include qualifying commercial real estate loans, residential and multifamily mortgages, home equity loans, and certain investment securities.
At March 31, 2025, total unamortized prepayment fees related to all FHLB advance debt modifications completed in prior years totaled $6.7 million, compared to $8.2 million at December 31, 2024.
Contractual maturities of FHLB advances at March 31, 2025 were as follows:

(dollars in thousands)
Due in 2025	$700,000
Due in 2026	100,000
Due in 2028	650,000
Due in 2029	800,000
Thereafter	2,276,200
Fair value hedge basis adjustments and unamortized prepayment fees	(11,846)
Total	$4,514,354
NOTE 12 – OTHER BORROWINGS
The following table summarizes Old National’s other borrowings:

(dollars in thousands)	March 31, 2025	December 31, 2024
Old National Bancorp:
Subordinated debentures (fixed rate 5.88%) maturing September 2026	$150,000	$150,000
Subordinated debentures (fixed rate 5.25%) maturing June 2030	30,000	30,000
Junior subordinated debentures (rates of 5.96% to 8.13%) maturing July 2031 to September 2037	136,643	136,643
Other basis adjustments	11,759	13,049
Old National Bank:
Finance lease liabilities	23,440	24,822
Subordinated debentures (3-month Secured Overnight Financing Rate (“SOFR”) plus 4.618%; variable rate 8.90%) maturing October 2025	12,000	12,000
Leveraged loans for NMTC (fixed rates of 1.00% to 2.82%) maturing December 2046 to June 2060	210,251	210,251
Other (1)	68,181	112,853
Total other borrowings	$642,274	$689,618
(1)Includes overnight borrowings to collateralize certain derivative positions totaling $68.1 million at March 31, 2025 and $112.8 million at December 31, 2024.

Contractual maturities of other borrowings at March 31, 2025 were as follows:

(dollars in thousands)
Due in 2025	$86,344
Due in 2026	151,976
Due in 2027	2,087
Due in 2028	1,846
Due in 2029	1,059
Thereafter	387,151
Unamortized debt issuance costs and other basis adjustments	11,811
Total	$642,274
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
The following table summarizes the terms of our outstanding junior subordinated debentures at March 31, 2025:

(dollars in thousands)				Rate at March 31, 2025
Name of Trust	Issuance Date	Issuance Amount	Rate		Maturity Date
Bridgeview Statutory Trust I	July 2001	$15,464	3-month SOFR plus 3.58%	8.13%	July 31, 2031
Bridgeview Capital Trust II	December 2002	15,464	3-month SOFR plus 3.35%	7.91%	January 7, 2033
First Midwest Capital Trust I	November 2003	37,825	6.95% fixed	6.95%	December 1, 2033
St. Joseph Capital Trust II	March 2005	5,155	3-month SOFR plus 1.75%	6.31%	March 17, 2035
Northern States Statutory Trust I	September 2005	10,310	3-month SOFR plus 1.80%	6.36%	September 15, 2035
Anchor Capital Trust III	August 2005	5,000	3-month SOFR plus 1.55%	6.11%	September 30, 2035
Great Lakes Statutory Trust II	December 2005	6,186	3-month SOFR plus 1.40%	5.96%	December 15, 2035
Home Federal Statutory Trust I	September 2006	15,464	3-month SOFR plus 1.65%	6.21%	September 15, 2036
Monroe Bancorp Capital Trust I	July 2006	3,093	3-month SOFR plus 1.60%	6.16%	October 7, 2036
Tower Capital Trust 3	December 2006	9,279	3-month SOFR plus 1.69%	6.27%	March 1, 2037
Monroe Bancorp Statutory Trust II	March 2007	5,155	3-month SOFR plus 1.60%	6.16%	June 15, 2037
Great Lakes Statutory Trust III	June 2007	8,248	3-month SOFR plus 1.70%	6.26%	September 15, 2037
Total		$136,643

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
Finance Lease Liabilities
Old National has long-term finance lease liabilities for certain banking centers and equipment totaling $23.4 million at March 31, 2025. See Note 7 to the consolidated financial statements for a maturity analysis of the Company’s finance lease liabilities.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes within each classification of AOCI, net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available-for-Sale Debt Securities	Unrecognized Gains and Losses on Held-to-Maturity Securities	Gains and Losses on Hedges	Total
Three Months Ended March 31, 2025
Balance at beginning of period	$(668,063)	$(82,294)	$4,314	$(746,043)
Other comprehensive income (loss) before reclassifications	85,228	—	8,442	93,670
Amounts reclassified from AOCI to income (1)	56	2,921	887	3,864
Balance at end of period	$(582,779)	$(79,373)	$13,643	$(648,509)

Three Months Ended March 31, 2024
Balance at beginning of period	$(652,518)	$(95,472)	$9,181	$(738,809)
Other comprehensive income (loss) before reclassifications	(33,463)	—	(14,205)	(47,668)
Amounts reclassified from AOCI to income (1)	12	3,221	3,616	6,849
Balance at end of period	$(685,969)	$(92,251)	$(1,408)	$(779,628)
(1)See table below for details about reclassifications to income.
The following table summarizes the amounts reclassified out of each component of AOCI for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement of Income
Unrealized gains and losses on available-for-sale securities	$(76)	$(16)	Debt securities gains (losses), net
	20	4	Income tax (expense) benefit
	$(56)	$(12)	Net income
Amortization of unrecognized losses on held-to-maturity securities transferred from available-for-sale	$(3,915)	$(4,318)	Interest income (expense)
	994	1,097	Income tax (expense) benefit
	$(2,921)	$(3,221)	Net income
Gains and losses on hedges Interest rate contracts	$(1,196)	$(4,877)	Interest income (expense)
	309	1,261	Income tax (expense) benefit
	$(887)	$(3,616)	Net income

Total reclassifications for the period	$(3,864)	$(6,849)	Net income

NOTE 14 – INCOME TAXES
The following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statements of income:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Provision at statutory rate of 21%	$38,128	$32,082
Tax-exempt income:
Tax-exempt interest	(4,252)	(4,958)
Section 291/265 interest disallowance	669	885
Company-owned life insurance income	(1,135)	(694)
Tax-exempt income	(4,718)	(4,767)
State income taxes	6,901	5,147
Interim period effective rate adjustment	(147)	944
Tax credit investments - federal	(4,102)	(3,055)
Officer compensation limitation	372	765
Non-deductible FDIC premiums	2,037	1,747
Other, net	(1,567)	(375)
Income tax expense	$36,904	$32,488
Effective tax rate	20.3%	21.3%
Net Deferred Tax Assets
Net deferred tax assets are included in other assets on the balance sheet. At March 31, 2025, net deferred tax assets totaled $394.5 million, compared to $456.4 million at December 31, 2024. No valuation allowance was required on the Company’s deferred tax assets at March 31, 2025 or December 31, 2024.
The Company’s retained earnings at March 31, 2025 included an appropriation for acquired thrifts’ tax bad debt allowances totaling $58.6 million for which no provision for federal or state income taxes has been made. If in the future, this portion of retained earnings were distributed as a result of the liquidation of the Company or its subsidiaries, federal and state income taxes would be imposed at the then applicable rates.
Old National has federal net operating loss carryforwards totaling $64.1 million at March 31, 2025 and $60.2 million at December 31, 2024. This federal net operating loss was acquired from the acquisition of Anchor BanCorp Wisconsin Inc. in 2016, First Midwest Bancorp, Inc. in 2022, and CapStar Financial Holdings, Inc. in 2024. If not used, the federal net operating loss carryforwards will begin expiring in 2032 and later. Old National has recorded state net operating loss carryforwards totaling $103.3 million at March 31, 2025 and $106.0 million at December 31, 2024. If not used, the state net operating loss carryforwards will expire from 2028 to 2036.
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
Cash Flow Hedges
Interest rate swaps of certain borrowings were designated as cash flow hedges totaling $150.0 million notional amount at both March 31, 2025 and December 31, 2024. Interest rate swaps, collars, and floors related to variable-rate commercial loan pools were designated as cash flow hedges totaling $1.9 billion notional amount at both March 31, 2025 and December 31, 2024. The hedges were determined to be effective during all periods presented and we expect them to remain effective during the remaining terms.
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
Fair Value Hedges
Interest rate swaps of certain borrowings were designated as fair value hedges totaling $1.1 billion notional amount at both March 31, 2025 and December 31, 2024. Interest rate swaps of certain available-for-sale investment securities were designated as fair value hedges totaling $927.4 million notional amount at both March 31, 2025 and December 31, 2024. The hedges were determined to be effective during all periods presented and we expect them to remain effective during the remaining terms.
The following table summarizes Old National’s derivatives designated as hedges:

	March 31, 2025			December 31, 2024
		Fair Value			Fair Value
(dollars in thousands)	Notional	Assets (1)	Liabilities (2)	Notional	Assets (1)	Liabilities (2)
Cash flow hedges
Interest rate swaps, collars, and floors on loan pools	$1,900,000	$9,883	$5,386	$1,900,000	$3,490	$11,196
Interest rate swaps on borrowings (3)	150,000	—	—	150,000	—	—
Fair value hedges
Interest rate swaps on investment securities (3)	927,407	—	—	927,407	—	—
Interest rate swaps on borrowings (3)	1,100,000	3,507	—	1,100,000	665	—
Total		$13,390	$5,386		$4,155	$11,196

(1)Derivative assets are included in other assets on the balance sheet.
(2)Derivative liabilities are included in other liabilities on the balance sheet.
(3)The fair values of certain counterparty interest rate swaps are zero due to the settlement of centrally cleared variation margin rules.

The effect of derivative instruments in fair value hedging relationships on the consolidated statements of income were as follows:

(dollars in thousands)					Gain (Loss) Recognized in Income on Related Hedged Items
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Hedged Items in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in in Income on Related Hedged Item
Three Months Ended March 31, 2025
Interest rate contracts	Interest income/(expense)	$8,976	Fixed-rate debt	Interest income/(expense)	$(8,933)
Interest rate contracts	Interest income/(expense)	(19,167)	Fixed-rate investment securities	Interest income/(expense)	19,146
Total		$(10,191)			$10,213

Three Months Ended March 31, 2024
Interest rate contracts	Interest income/(expense)	$(13,970)	Fixed-rate debt	Interest income/(expense)	$14,127
Interest rate contracts	Interest income/(expense)	25,848	Fixed-rate investment securities	Interest income/(expense)	(25,903)
Total		$11,878			$(11,776)

The effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income were as follows:

		Three Months Ended March 31,		Three Months Ended March 31,
(dollars in thousands)		2025	2024	2025	2024
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	Interest income/(expense)	$11,386	$(19,159)	$(2,294)	$(5,910)
Amounts reported in AOCI related to cash flow hedges will be reclassified to interest income or interest expense as interest payments are received or paid on Old National’s derivative instruments. During the next 12 months, we estimate that $3.9 million will be reclassified to interest income and $16.6 million will be reclassified to interest expense.
Derivatives Not Designated as Hedges
Commitments to fund certain mortgage loans (“interest rate lock commitments”) and forward commitments for the future delivery of mortgage loans to third party investors (“forward mortgage loan contracts”) are considered derivatives. These derivative contracts do not qualify for hedge accounting. At March 31, 2025, the notional amounts of the interest rate lock commitments were $103.3 million and forward mortgage loan contracts were $116.3 million. At December 31, 2024, the notional amounts of the interest rate lock commitments were $57.4 million and forward commitments were $88.8 million. It is our practice to enter into forward mortgage loan contracts for the future delivery of residential mortgage loans to third-party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans.
Old National also enters into derivative instruments for the benefit of its clients. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $6.3 billion at March 31, 2025 and December 31, 2024. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps and collars. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of clients by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.
Old National enters into derivative financial instruments as part of its foreign currency risk management strategies. These derivative instruments consist of foreign currency forward contracts to accommodate the business needs of its clients. Old National does not designate these foreign currency forward contracts for hedge accounting treatment.
The following table summarizes Old National’s derivatives not designated as hedges:

	March 31, 2025			December 31, 2024
		Fair Value			Fair Value
(dollars in thousands)	Notional	Assets (1)	Liabilities (2)	Notional	Assets (1)	Liabilities (2)
Interest rate lock commitments	$103,335	$727	$—	$57,380	$—	$166
Forward mortgage loan contracts	116,287	—	468	88,808	807	—
Customer interest rate swaps	6,322,143	34,103	161,529	6,255,123	12,827	219,926
Counterparty interest rate swaps (3)	6,322,143	89,572	34,285	6,255,123	128,469	12,902
Customer foreign currency contracts	14,703	384	272	10,265	28	121
Counterparty foreign currency contracts	15,968	122	81	10,093	192	2
Total		$124,908	$196,635		$142,323	$233,117

(1)Derivative assets are included in other assets on the balance sheet.
(2)Derivative liabilities are included in other liabilities on the balance sheet.
(3)The fair values of certain counterparty interest rate swaps are zero due to the settlement of centrally cleared variation margin rules.
The effect of derivatives not designated as hedging instruments on the consolidated statements of income were as follows:

		Three Months Ended March 31,
(dollars in thousands)		2025	2024
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Other income/(expense)	$23	$568
Mortgage contracts	Mortgage banking revenue	(381)	737
Foreign currency contracts	Other income/(expense)	53	(34)
Total		$(305)	$1,271
(1)Includes the valuation differences between the customer and offsetting swaps.
Fair Value of Offsetting Derivatives
Certain derivative instruments are subject to master netting agreements with counterparties that provide rights of setoff. The Company records these transactions at their gross fair values and does not offset derivative assets and liabilities in the Consolidated Balance Sheet. The following table presents the fair value of the Company’s derivatives and offsetting positions:

	March 31, 2025		December 31, 2024
(dollars in thousands)	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$138,298	$202,021	$146,478	$244,313
Less: amounts offset in the Consolidated Balance Sheet	—	—	—	—
Net amount presented in the Consolidated Balance Sheet	138,298	202,021	146,478	244,313
Gross amounts not offset in the Consolidated Balance Sheet
Offsetting derivative positions	(39,671)	(39,671)	(24,098)	(24,098)
Cash collateral pledged	—	(68,359)	—	(112,499)
Net credit exposure	$98,627	$93,991	$122,380	$107,716

NOTE 16 – COMMITMENTS, CONTINGENCIES, AND FINANCIAL GUARANTEES
Litigation
At March 31, 2025, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company’s management does not expect that any potential liabilities arising from pending litigation will have a material adverse effect on the Company’s business, financial position, or results of operations.
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
The following table summarizes Old National Bank’s unfunded loan commitments and standby letters of credit:

(dollars in thousands)	March 31, 2025	December 31, 2024
Unfunded loan commitments (1)	$8,740,965	$8,533,433
Standby letters of credit (2)	184,165	194,323
(1)Excludes cancellable loan commitments of $2.5 billion at March 31, 2025 and $2.5 billion at December 31, 2024.
(2)Notional amount, which represents the maximum amount of future funding requirements. The carrying value was $1.8 million at March 31, 2025 and $1.7 million at December 31, 2024.
At March 31, 2025, approximately 3% of the unfunded loan commitments had fixed rates, with the remainder having floating rates ranging from 0.01% to 21.49%. The allowance for unfunded loan commitments totaled $22.0 million at March 31, 2025 and $21.7 million at December 31, 2024.
Old National is a party in risk participation transactions of interest rate swaps, which had total notional amounts of $847.1 million at March 31, 2025 and $730.5 million at December 31, 2024.
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

Recurring Basis
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at March 31, 2025 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$91,650	$91,650	$—	$—
Investment securities available-for-sale:
U.S. Treasury	204,537	204,537	—	—
U.S. government-sponsored entities and agencies	1,324,803	—	1,324,803	—
Mortgage-backed securities - Agency	5,500,019	—	5,500,019	—
States and political subdivisions	439,456	—	439,456	—
Pooled trust preferred securities	11,311	—	11,311	—
Other securities	273,845	—	273,845	—
Loans held-for-sale	40,424	—	40,424	—
Derivative assets	138,298	—	138,298	—
Financial Liabilities
Derivative liabilities	202,021	—	202,021	—

		Fair Value Measurements at December 31, 2024 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$91,996	$91,996	$—	$—
Investment securities available-for-sale:
U.S. Treasury	199,013	199,013	—	—
U.S. government-sponsored entities and agencies	1,257,906	—	1,257,906	—
Mortgage-backed securities - Agency	5,204,891	—	5,204,891	—
States and political subdivisions	485,544	—	485,544	—
Pooled trust preferred securities	11,322	—	11,322	—
Other securities	299,783	—	299,783	—
Loans held-for-sale	34,483	—	34,483	—
Derivative assets	146,478	—	146,478	—
Financial Liabilities
Derivative liabilities	244,313	—	244,313	—
Non-Recurring Basis
Assets measured at fair value at March 31, 2025 on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2025 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Loans:
Commercial loans	$32,872	$—	$—	$32,872
Commercial real estate loans	109,839	—	—	109,839
Foreclosed Assets:
Commercial	975	—	—	975
Residential	244	—	—	244

Commercial and commercial real estate loans that are deemed collateral dependent are valued using the discounted cash flows. The liquidation amounts are based on the fair value of the underlying collateral using the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral. These commercial and commercial real estate loans had a principal amount of $196.2 million, with a valuation allowance of $53.5 million at March 31, 2025. Old National recorded provision expense associated with these loans totaling $9.6 million for the three months ended March 31, 2025 and the three months ended March 31, 2024.
Other real estate owned and other repossessed property is measured at fair value less costs to sell on a non-recurring basis and had a net carrying amount of $1.2 million at March 31, 2025. There were no write-downs on other real estate owned for the three months ended March 31, 2025 or the three months ended March 31, 2024.
Assets measured at fair value at December 31, 2024 on a non-recurring basis are summarized below:

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
At December 31, 2024, commercial and commercial real estate loans that are deemed collateral dependent had a principal amount of $213.8 million, with a valuation allowance of $58.7 million. Net carrying amount of other real estate owned and other repossessed property totaled $1.2 million at December 31, 2024.

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
March 31, 2025
Collateral Dependent Loans
Commercial loans	$32,872	Discounted	Discount for type of property,	0% - 50% (33%)
		cash flow	age of appraisal, and current status
Commercial real estate loans	109,839	Discounted	Discount for type of property,	1% - 48% (14%)
		cash flow	age of appraisal, and current status
Foreclosed Assets
Commercial real estate	975	Fair value of	Discount for type of property,	28%
		collateral	age of appraisal, and current status
Residential (2)	244	Fair value of	Discount for type of property,	24%
		collateral	age of appraisal, and current status
December 31, 2024
Collateral Dependent Loans
Commercial loans	$33,658	Discounted	Discount for type of property,	9% - 49% (31%)
		cash flow	age of appraisal, and current status
Commercial real estate loans	121,393	Discounted	Discount for type of property,	3% - 46% (18%)
		cash flow	age of appraisal, and current status
Foreclosed Assets
Commercial real estate (2)	975	Fair value of	Discount for type of property,	28%
		collateral	age of appraisal, and current status
Residential (2)	244	Fair value of	Discount for type of property,	24%
		collateral	age of appraisal, and current status
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)There was only one foreclosed commercial real estate property and one foreclosed residential real estate property at March 31, 2025 and December 31, 2024 with write-downs during the three months ended March 31, 2025 and the year ended December 31, 2024, respectively, so no range or weighted average is reported.
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
Loans Held-For-Sale
Old National has elected the fair value option for loans held-for-sale. For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status). None of these loans are 90 days or more past due, nor are any on nonaccrual status. Interest income for loans held-for-sale is included in the income statement totaling $0.6 million for three months ended March 31, 2025, compared to $0.3 million for the three months ended March 31, 2024.
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

The difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was as follows:

(dollars in thousands)	Aggregate Fair Value	Difference	Contractual Principal
March 31, 2025
Loans held-for-sale	$40,424	$865	$39,559
December 31, 2024
Loans held-for-sale	$34,483	$271	$34,212
Accrued interest at period end is included in the fair value of the instruments.
The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value:

(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Three Months Ended March 31, 2025
Loans held-for-sale	$603	$—	$(9)	$594

Three Months Ended March 31, 2024
Loans held-for-sale	$(202)	$—	$(5)	$(207)

Financial Instruments Not Carried at Fair Value
The carrying amounts and estimated fair values of financial instruments not carried at fair value were as follows:

		Fair Value Measurements at March 31, 2025 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$1,239,780	$1,239,780	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	834,830	—	689,134	—
Mortgage-backed securities - Agency	958,004	—	807,534	—
State and political subdivisions	1,149,949	—	988,865	—
Loans, net:
Commercial	10,491,574	—	—	10,543,257
Commercial real estate	15,935,976	—	—	15,900,996
Residential real estate	6,747,480	—	—	6,169,165
Consumer credit	2,836,982	—	—	2,815,425
Accrued interest receivable	218,607	1,168	51,663	165,776
Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$9,186,314	$9,186,314	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	24,591,317	24,591,317	—	—
Time deposits	7,256,941	—	7,226,131	—
Federal funds purchased and interbank borrowings	170	170	—	—
Securities sold under agreements to repurchase	290,256	290,256	—	—
FHLB advances	4,514,354	—	4,454,402	—
Other borrowings	642,274	—	642,877	—
Accrued interest payable	49,832	—	49,832	—
Standby letters of credit	1,791	—	—	1,791

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$4,297

		Fair Value Measurements at December 31, 2024 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$1,227,968	$1,227,968	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	832,984	—	664,331	—
Mortgage-backed securities - Agency	970,212	—	800,666	—
State and political subdivisions	1,151,685	—	1,006,141	—
Loans, net:
Commercial	10,138,241	—	—	10,158,299
Commercial real estate	16,105,961	—	—	15,961,968
Residential real estate	6,774,664	—	—	6,080,709
Consumer credit	2,874,499	—	—	2,800,060
Accrued interest receivable	233,010	912	60,459	171,639
Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$9,399,019	$9,399,019	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	24,668,802	24,668,802	—	—
Time deposits	6,755,739	—	6,727,453	—
Federal funds purchased and interbank borrowings	385	385	—	—
Securities sold under agreements to repurchase	268,975	268,975	—	—
FHLB advances	4,452,559	—	4,340,188	—
Other borrowings	689,618	—	689,246	—
Accrued interest payable	65,057	—	65,057	—
Standby letters of credit	1,742	—	—	1,742

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$3,403
The methods utilized to measure the fair value of financial instruments at March 31, 2025 and December 31, 2024 represent an approximation of exit price, however, an actual exit price may differ.
NOTE 18 – SEGMENT INFORMATION
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in assessing performance and in deciding how to allocate resources. Old National’s CODM is the Chairman and CEO of the Company.
Through our wholly owned banking subsidiary and non-bank affiliates, we provide a wide range of services primarily throughout the Midwest and Southeast regions of the United States and elsewhere, including commercial and consumer loan and depository services, private banking, capital markets, brokerage, wealth management, trust, investment advisory, and other traditional banking services. The Company’s business activities are predominantly similar in their nature, operations, and economic characteristics, largely serving commercial and specialty banking clients with products and services that are offered through overall similar processes and platforms. The accounting policies for the services discussed here are the same as those described in Note 1 to the consolidated financial statements included in Old National’s Annual Report on Form 10-K for the year ended December 31, 2024. We earn interest income on loans as well as fee income from the origination of loans and from fees charged on deposit accounts. Lending activities include loans to individuals, which primarily consist of home equity lines of credit, residential real estate loans, and consumer loans, and loans to commercial clients, which include commercial loans, commercial real estate loans, agricultural loans, letters of credit, and lease financing. Residential real estate loans are either kept in our loan portfolio or sold to secondary investors, with gains or losses from the sales being recognized.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is an analysis generally discussing our results of operations for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, and financial condition as of March 31, 2025 compared to December 31, 2024. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes, as well as our annual report on Form 10-K for the year ended December 31, 2024 (“2024 Annual Report on Form 10-K”).
FORWARD-LOOKING STATEMENTS
This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), Section 27A of the Securities Act of 1933 and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934 and Rule 3b-6 promulgated thereunder, notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in our future filings with the SEC, in press releases, and in oral and written statements made by us that are not statements of historical fact and constitute forward‐looking statements within the meaning of the Act. These statements include, but are not limited to, descriptions of Old National’s financial condition, results of operations, asset and credit quality trends, profitability and business plans or opportunities. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “guidance,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “should,” “would,” and “will,” and other words of similar meaning. These forward-looking statements express management’s current expectations or forecasts of future events and, by their nature, are subject to risks and uncertainties. There are a number of factors that could cause actual results or outcomes to differ materially from those in such statements, including, but not limited to: competition; government legislation, regulations and policies, including trade and tariff policies; the ability of Old National to execute its business plan; unanticipated changes in our liquidity position, including but not limited to changes in our access to sources of liquidity and capital to address our liquidity needs; changes in economic conditions and economic and business uncertainty which could materially impact credit quality trends and the ability to generate loans and gather deposits; inflation and governmental responses to inflation, including increasing interest rates; market, economic, operational, liquidity, credit, and interest rate risks associated with our business; our ability to successfully manage our credit risk and the sufficiency of our allowance for credit losses; the risk that the expected cost savings, revenue synergies, and other financial benefits from the Merger between Old National and Bremer are not realized or take longer than anticipated to be realized; risks relating to the integration of Bremer’s operations into the operations of Old National, including the risk that such integration will be delayed or will be more costly or difficult than anticipated; potential disruptions, adverse reactions or changes to customer, business or employee relationships, including those resulting from the completion of the Merger; the impact of purchase accounting with respect to the Merger, or any change in the assumptions used regarding the assets acquired and liabilities assumed to determine their fair value and credit marks; risks relating to the potential dilutive effect of shares of Old National’s common stock to be issued in the Merger; the potential impact of future business combinations on our performance and financial condition, including our ability to successfully integrate the businesses, the success of revenue-generating and cost reduction initiatives and the diversion of management’s attention from ongoing business operations and opportunities; failure or circumvention of our internal controls; operational risks or risk management failures by us or critical third parties, including without limitation with respect to data processing, information systems, cybersecurity, technological changes, vendor issues, business interruption, and fraud risks; significant changes in accounting, tax or regulatory practices or requirements; new legal obligations or liabilities; disruptive technologies in payment systems and other services traditionally provided by banks; failure or disruption of our information systems; computer hacking and other cybersecurity threats; the effects of climate change on Old National and its customers, borrowers, or service providers; the impacts of pandemics, epidemics and other infectious disease outbreaks; other matters discussed in this report; and other factors identified in our Annual Report on Form 10-K for the year ended December 31, 2024 and other filings with the SEC. These forward-looking statements are made only as of the date of this report and are not guarantees of future results, performance, or outcomes.
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

Investors should consider these risks, uncertainties, and other factors in addition to the factors under the heading “Risk Factors” included in Item 1A of Part I of Old National’s 2024 Form 10-K and our other filings with the SEC.
FINANCIAL HIGHLIGHTS
The following table sets forth certain financial highlights of Old National for the previous five quarters:

	Three Months Ended
(dollars and shares in thousands, except per share data)	March 31,	December 31,	September 30,	June 30,	March 31,
	2025	2024	2024	2024	2024
Income Statement:
Net interest income	$387,643	$394,180	$391,724	$388,421	$356,458
Taxable equivalent adjustment (1) (3)	5,360	5,777	6,144	6,340	6,253
Net interest income - taxable equivalent basis (3)	393,003	399,957	397,868	394,761	362,711
Provision for credit losses	31,403	27,017	28,497	36,214	18,891
Noninterest income	93,794	95,766	94,138	87,271	77,522
Noninterest expense	268,471	276,824	272,283	282,999	262,317
Net income available to common shareholders	140,625	149,839	139,768	117,196	116,250
Per Common Share Data:
Weighted average diluted common shares	321,016	318,803	317,331	316,461	292,207
Net income (diluted)	$0.44	$0.47	$0.44	$0.37	$0.40
Cash dividends	0.14	0.14	0.14	0.14	0.14
Common dividend payout ratio (2)	32%	30%	32%	38%	35%
Book value	$19.71	$19.11	$19.20	$18.28	$18.24
Stock price	21.19	21.71	18.66	17.19	17.41
Tangible common book value (3)	12.54	11.91	11.97	11.05	11.10
Performance Ratios:
Return on average assets	1.08%	1.14%	1.08%	0.92%	0.98%
Return on average common equity	9.11	9.83	9.40	8.17	8.74
Return on average tangible common equity (3)	15.02	16.37	15.96	14.07	14.93
Net interest margin (3)	3.27	3.30	3.32	3.33	3.28
Efficiency ratio (3)	53.74	54.37	53.83	57.17	58.34
Net charge-offs to average loans	0.24	0.21	0.19	0.16	0.14
Allowance for credit losses on loans to ending loans	1.10	1.08	1.05	1.01	0.95
Allowance for credit losses (4) to ending loans	1.16	1.14	1.12	1.08	1.03
Non-performing loans to ending loans	1.29	1.23	1.22	0.94	0.98
Balance Sheet:
Total loans	$36,413,944	$36,285,887	$36,400,643	$36,150,513	$33,623,319
Total assets	53,877,944	53,552,272	53,602,293	53,119,645	49,534,918
Total deposits	41,034,572	40,823,560	40,845,746	39,999,228	37,699,418
Total borrowed funds	5,447,054	5,411,537	5,449,096	6,085,204	5,331,161
Total shareholders’ equity	6,534,654	6,340,350	6,367,298	6,075,072	5,595,408
Capital Ratios:
Risk-based capital ratios:
Tier 1 common equity	11.62%	11.38%	11.00%	10.73%	10.76%
Tier 1	12.23	11.98	11.60	11.33	11.40
Total	13.68	13.37	12.94	12.71	12.74
Leverage ratio (to average assets)	9.44	9.21	9.05	8.90	8.96
Total equity to assets (averages)	12.01	11.78	11.60	11.31	11.32
Tangible common equity to tangible assets (3)	7.76	7.41	7.44	6.94	6.86
Nonfinancial Data:
Full-time equivalent employees	4,028	4,066	4,105	4,267	3,955
Banking centers	280	280	280	280	258
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
The Company presents net income per common share and net income applicable to common shares, adjusted for certain notable items. These items include merger-related charges associated with completed and pending acquisitions, separation expense, debt securities gains/losses, CECL Day 1 non-PCD provision expense, distribution of excess pension assets expense, and FDIC special assessment expense. Management believes excluding these items from net income per common share and net income applicable to common shares may be useful in assessing the Company’s underlying operational performance since these items do not pertain to its core business operations and their exclusion may facilitate better comparability between periods. Management believes that excluding merger-related charges from these metrics may be useful to the Company, as well as analysts and investors, since these expenses can vary significantly based on the size, type, and structure of each acquisition. Additionally, management believes excluding these items from these metrics may enhance comparability for peer comparison purposes.
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

The following table presents GAAP to non-GAAP reconciliations for the previous five quarters:

	Three Months Ended
(dollars and shares in thousands, except per share data)	March 31,	December 31,	September 30,	June 30,	March 31,
	2025	2024	2024	2024	2024
Net income per common share:
Net income applicable to common shares	$140,625	$149,839	$139,768	$117,196	$116,250
Adjustments:
Merger-related charges	5,856	8,117	6,860	19,440	2,908
Debt securities (gains) losses	76	122	76	(2)	16
Separation expense	—	—	2,646	—	—
CECL Day 1 non-PCD provision expense	—	—	—	15,312	—
Distribution of excess pension assets expense	—	—	—	—	13,318
FDIC special assessment	—	—	—	—	2,994
Less: tax effect on net total adjustments (2)	(1,103)	(2,089)	(2,134)	(7,888)	(4,695)
Net income applicable to common shares, adjusted (1)	$145,454	$155,989	$147,216	$144,058	$130,791
Weighted average diluted common shares outstanding	321,016	318,803	317,331	316,461	292,207
Net income per common share, diluted	$0.44	$0.47	$0.44	$0.37	$0.40
Adjusted net income per common share, diluted (1)	$0.45	$0.49	$0.46	$0.46	$0.45
Tangible common book value:
Shareholders’ common equity	$6,290,935	$6,096,631	$6,123,579	$5,831,353	$5,351,689
Deduct: Goodwill and intangible assets	2,289,268	2,296,098	2,305,084	2,306,204	2,095,511
Tangible shareholders’ common equity (1)	$4,001,667	$3,800,533	$3,818,495	$3,525,149	$3,256,178
Period end common shares	319,236	318,980	318,955	318,969	293,330
Tangible common book value (1)	12.54	11.91	11.97	11.05	11.10
Return on average tangible common equity:
Net income applicable to common shares	$140,625	$149,839	$139,768	$117,196	$116,250
Add: Intangible amortization (net of tax) (2)	5,122	5,428	5,558	5,569	4,091
Tangible net income (1)	$145,747	$155,267	$145,326	$122,765	$120,341
Average shareholders’ common equity	$6,172,766	$6,095,234	$5,946,352	$5,735,257	$5,321,823
Deduct: Average goodwill and intangible assets	2,292,526	2,301,177	2,304,597	2,245,405	2,098,338
Average tangible shareholders’ common equity (1)	$3,880,240	$3,794,057	$3,641,755	$3,489,852	$3,223,485
Return on average tangible common equity (1)	15.02%	16.37%	15.96%	14.07%	14.93%
Net interest margin:
Net interest income	$387,643	$394,180	$391,724	$388,421	$356,458
Taxable equivalent adjustment	5,360	5,777	6,144	6,340	6,253
Net interest income - taxable equivalent basis (1)	$393,003	$399,957	$397,868	$394,761	$362,711
Average earning assets	$48,077,320	$48,411,803	$47,905,463	$47,406,849	$44,175,079
Net interest margin (1)	3.27%	3.30%	3.32%	3.33%	3.28%
Efficiency ratio:
Noninterest expense	$268,471	$276,824	$272,283	$282,999	$262,317
Deduct: Intangible amortization expense	6,830	7,237	7,411	7,425	5,455
Adjusted noninterest expense (1)	$261,641	$269,587	$264,872	$275,574	$256,862
Net interest income - taxable equivalent basis (1) (see above)	$393,003	$399,957	$397,868	$394,761	$362,711
Noninterest income	93,794	95,766	94,138	87,271	77,522
Deduct: Debt securities gains (losses), net	(76)	(122)	(76)	2	(16)
Adjusted total revenue (1)	$486,873	$495,845	$492,082	$482,030	$440,249
Efficiency ratio (1)	53.74%	54.37%	53.83%	57.17%	58.34%
Tangible common equity to tangible assets:
Tangible shareholders’ equity (1) (see above)	$4,001,667	$3,800,533	$3,818,495	$3,525,149	$3,256,178
Assets	$53,877,944	$53,552,272	$53,602,293	$53,119,645	$49,534,918
Deduct: Goodwill and intangible assets	2,289,268	2,296,098	2,305,084	2,306,204	2,095,511
Tangible assets (1)	$51,588,676	$51,256,174	$51,297,209	$50,813,441	$47,439,407
Tangible common equity to tangible assets (1)	7.76%	7.41%	7.44%	6.94%	6.86%
(1)Represents a non-GAAP financial measure.
(2)Calculated using management’s estimate of the annual fully taxable equivalent income tax rates (federal and state).

EXECUTIVE SUMMARY
Old National is the sixth largest commercial bank headquartered in the Midwest by asset size and ranks among the top 30 banking companies headquartered in the United States with consolidated assets of $53.9 billion at March 31, 2025. The Company’s corporate headquarters and principal executive office are located in Evansville, Indiana with commercial and consumer banking operations headquartered in Chicago, Illinois. Through our wholly owned banking subsidiary and non-bank affiliates, we provide a wide range of services primarily throughout the Midwest and Southeast regions of the United States. In addition to providing extensive services in consumer and commercial banking, Old National offers comprehensive wealth management and capital markets services.
Net income applicable to common shares for the first quarter of 2025 was $140.6 million, or $0.44 per diluted common share, compared to $149.8 million, or $0.47 per diluted common share, for the fourth quarter of 2024.
Results for the first quarter of 2025 were impacted by $5.9 million in pre-tax merger-related expenses and $0.1 million of net securities losses. Results for the fourth quarter of 2024 were impacted by $8.1 million of merger-related expenses and $0.1 million of net securities losses. Excluding these items, net income applicable to common shares for the first quarter of 2025 was $145.5 million, or $0.45 per diluted common share on an adjusted basis1, compared to $156.0 million, or $0.49 per diluted common share on an adjusted basis1, for the fourth quarter of 2024.
Our results for the first quarter of 2025 reflected growth in total loans and deposits, modest compression of net interest income reflective of lower accretion and fewer days in the quarter, resilient credit quality, and disciplined expense management.
Deposits:  Period-end total deposits increased $211.0 million, or 2.1% annualized, to $41.0 billion at March 31, 2025 compared to December 31, 2024.
Loans:  Our loan balances, excluding loans held-for-sale, increased $128.1 million, or 1.4% annualized, to $36.4 billion at March 31, 2025 compared to December 31, 2024. Excluding $71 million of commercial real estate loans sold in the quarter, total loans increased 2.3% annualized.
Net Interest Income: Net interest income decreased $6.5 million to $387.6 million compared to the fourth quarter of 2024 driven by lower accretion, fewer days in the quarter, and earning asset mix, partly offset by lower funding costs.
Provision for Credit Losses:  Provision for credit losses was $31.4 million compared to $27.0 million in the fourth quarter of 2024.
Noninterest Income:  Noninterest income decreased $2.0 million to $93.8 million compared to the fourth quarter of 2024 reflecting lower company-owned life insurance and seasonally lower bank fees.
Noninterest Expense:  Noninterest expense decreased $8.4 million compared to the fourth quarter of 2024. For the first quarter of 2025, noninterest expense included $5.9 million of pre-tax merger-related expenses compared to $8.1 million of merger-related expenses in the fourth quarter of 2024. Excluding these expenses, noninterest expense was $262.6 million for the first quarter of 2025, a decrease of $6.1 million from $268.7 million for the fourth quarter of 2024 driven by lower FDIC assessment expense, other expense, and tax credit amortization.
(1)Represents a non-GAAP financial measure. Refer to “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.
On April 1, 2024, Old National completed its acquisition of CapStar, strengthening our presence in Nashville and other high-growth Southeastern markets. On November 25, 2024, Old National entered into a definitive agreement and plan of merger with Bremer Financial Corporation. The definitive merger agreement has been approved by the Board of Directors of Old National and the Board of Directors and shareholders of Bremer, and we have received all necessary regulatory approvals. The transaction is anticipated to close on May 1, 2025, subject to customary closing conditions.

RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National:

(dollars in thousands, except per share data)	Three Months Ended March 31,		% Change
	2025	2024
Income Statement Summary:
Net interest income	$387,643	$356,458	8.7%
Provision for credit losses	31,403	18,891	66.2
Noninterest income	93,794	77,522	21.0
Noninterest expense	268,471	262,317	2.3
Net income applicable to common shareholders	140,625	116,250	21.0
Net income per common share - diluted	0.44	0.40	10.0
Other Data:
Return on average common equity	9.11%	8.74%
Return on average tangible common equity (1)	15.02	14.93
Efficiency ratio (1)	53.74	58.34
Tier 1 leverage ratio	9.44	8.96
Net charge-offs to average loans	0.24	0.14
(1)Represents a non-GAAP financial measure. Refer to “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.
Net Interest Income
Net interest income is the most significant component of our earnings, comprising 81% of revenues for the three months ended March 31, 2025. Net interest income and net interest margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of interest-earning assets and interest-bearing liabilities.
The Federal Reserve held its interest rates steady during the first quarter of 2025 and decreased interest rates compared to March 31, 2024. The Federal Reserve’s Federal Funds Rate is currently in a target range of 4.25% to 4.50%, with the Effective Federal Funds Rate of 4.33% at March 31, 2025 compared to 5.33% at March 31, 2024. Management actively takes balance sheet restructuring, derivative, and deposit pricing actions to help mitigate interest rate risk. See the section of this Item 7 titled “Market Risk” for additional information regarding this risk.
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

(Tax equivalent basis, dollars in thousands)	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
Earning Assets	Average Balance	Income (1)/ Expense	Yield/ Rate	Average Balance	Income (1)/ Expense	Yield/ Rate
Money market and other interest-earning investments	$791,067	$8,815	4.52%	$757,244	$9,985	5.30%
Investment securities:
Treasury and government sponsored agencies	2,318,869	20,019	3.45%	2,362,477	23,266	3.94%
Mortgage-backed securities	6,287,825	54,523	3.47%	5,357,085	38,888	2.90%
States and political subdivisions	1,610,819	13,242	3.29%	1,680,175	13,976	3.33%
Other securities	770,839	10,512	5.45%	770,438	12,173	6.32%
Total investment securities	10,988,352	98,296	3.58%	10,170,175	88,303	3.47%
Loans: (2)
Commercial	10,397,991	165,595	6.37%	9,540,385	167,263	7.01%
Commercial real estate	16,213,606	245,935	6.07%	14,368,370	230,086	6.41%
Residential real estate loans	6,815,091	67,648	3.97%	6,693,814	63,003	3.76%
Consumer	2,871,213	49,470	6.99%	2,645,091	43,594	6.63%
Total loans	36,297,901	528,648	5.83%	33,247,660	503,946	6.07%
Total earning assets	48,077,320	$635,759	5.30%	44,175,079	$602,234	5.46%
Deduct: Allowance for credit losses on loans	(398,765)			(313,470)
Non-Earning Assets
Cash and due from banks	372,428			362,676
Other assets	5,394,600			4,961,595
Total assets	$53,445,583			$49,185,880

Interest-Bearing Liabilities
Checking and NOW accounts	$7,526,294	$23,850	1.29%	$7,141,201	$25,252	1.42%
Savings accounts	4,692,239	3,608	0.31%	5,025,400	5,017	0.40%
Money market accounts	11,664,650	88,381	3.07%	9,917,572	94,213	3.82%
Time deposits, excluding brokered deposits	5,996,108	56,485	3.82%	4,689,136	47,432	4.07%
Brokered deposits	1,546,756	18,171	4.76%	1,047,140	13,525	5.19%
Total interest-bearing deposits	31,426,047	190,495	2.46%	27,820,449	185,439	2.68%
Federal funds purchased and interbank borrowings	148,130	1,625	4.45%	69,090	961	5.59%
Securities sold under agreements to repurchase	272,961	551	0.82%	296,236	917	1.25%
FHLB advances	4,464,590	41,896	3.81%	4,386,492	41,167	3.77%
Other borrowings	675,759	8,189	4.91%	825,846	11,039	5.38%
Total borrowed funds	5,561,440	52,261	3.81%	5,577,664	54,084	3.90%
Total interest-bearing liabilities	$36,987,487	$242,756	2.66%	$33,398,113	$239,523	2.88%

Noninterest-Bearing Liabilities and Shareholders’ Equity
Demand deposits	$9,096,676			$9,258,136
Other liabilities	944,935			964,089
Shareholders’ equity	6,416,485			5,565,542
Total liabilities and shareholders’ equity	$53,445,583			$49,185,880

Net interest income - taxable equivalent basis		$393,003	3.27%		$362,711	3.28%
Taxable equivalent adjustment		(5,360)			(6,253)
Net interest income (GAAP)		$387,643	3.23%		$356,458	3.23%
(1)Interest income is reflected on a fully taxable equivalent basis.
(2)Includes loans held-for-sale.

The following table presents the dollar amount of changes in taxable equivalent net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid.

	From Three Months Ended March 31, 2024 to Three Months Ended March 31, 2025
	Total Change (1)	Attributed to
(dollars in thousands)		Volume	Rate
Interest Income
Money market and other interest-earning investments	$(1,170)	$382	$(1,552)
Investment securities (2)	9,993	7,212	2,781
Loans (3)	24,702	45,334	(20,632)
Total interest income	33,525	52,928	(19,403)
Interest Expense
Checking and NOW deposits	(1,402)	1,207	(2,609)
Savings deposits	(1,409)	(308)	(1,101)
Money market deposits	(5,832)	14,699	(20,531)
Time deposits, excluding brokered deposits	9,053	12,626	(3,573)
Brokered deposits	4,646	6,131	(1,485)
Federal funds purchased and interbank borrowings	664	984	(320)
Securities sold under agreements to repurchase	(366)	(61)	(305)
FHLB advances	729	562	167
Other borrowings	(2,850)	(1,957)	(893)
Total interest expense	3,233	33,883	(30,650)
Net interest income	$30,292	$19,045	$11,247
(1)The variance not solely due to rate or volume is allocated equally between the rate and volume variances.
(2)Interest income on investment securities includes taxable equivalent adjustments of $2.7 million during the three months ended March 31, 2025 and $2.8 million during the three months ended March 31, 2024; using the federal statutory rate in effect of 21%.
(3)Interest income on loans includes taxable equivalent adjustments of $2.7 million during the three months ended March 31, 2025 and $3.5 million during the three months ended March 31, 2024; using the federal statutory rate in effect of 21%.
The increase in net interest income for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to loans and securities acquired in the CapStar transaction as well as strong loan growth, lower costs of average interest-bearing liabilities, and higher accretion income, partially offset by higher balances of average interest-bearing liabilities and lower rates on loans. Accretion income associated with acquired loans and borrowings totaled $12.3 million for the three months ended March 31, 2025, compared to $5.1 million for the same period in 2024.
Net interest margin on a fully taxable equivalent basis was stable at 3.27% for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to higher balances of average interest-bearing liabilities and lower yields on loans, offset by loan growth as well as lower costs of average interest-bearing liabilities. The yield on interest earning assets decreased 16 basis points and the cost of interest-bearing liabilities decreased 22 basis points in the three months ended March 31, 2025 compared to the same quarter a year ago. Accretion income represented 10 basis points of the net interest margin in the three months ended March 31, 2025, compared to 5 basis points in the three months ended March 31, 2024.
Average earning assets were $48.1 billion and $44.2 billion for the three months ended March 31, 2025 and 2024, respectively, an increase of $3.9 billion, or 9%, primarily due to loans and securities acquired in the CapStar transaction as well as strong loan growth.
Average loans, including loans held-for-sale, increased $3.1 billion for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to loans acquired in the CapStar transaction as well as strong commercial and commercial real estate loan growth. Loans acquired in the CapStar transaction totaled $2.1 billion at the close of the transaction.
Average noninterest-bearing deposits decreased $161.5 million while average interest-bearing deposits increased $3.6 billion for the three months ended March 31, 2025 when compared to the same period in 2024 reflecting a mix shift as a result of the current rate environment, deposits assumed in the CapStar transaction, and organic growth. Deposits assumed in the CapStar transaction totaled $2.6 billion at the close of the transaction.
Provision for Credit Losses
The following table details the components of the provision for credit losses:

	Three Months Ended March 31,		%
(dollars in thousands)	2025	2024	Change
Provision for credit losses on loans	$31,026	$23,853	30.1%
Provision (release) for credit losses on unfunded loan commitments	377	(4,962)	(107.6)
Total provision for credit losses	$31,403	$18,891	66.2%

Net (charge-offs) recoveries on non-PCD loans	$(18,836)	$(6,061)	210.8%
Net (charge-offs) recoveries on PCD loans	(2,780)	(5,689)	(51.1)
Total net (charge-offs) recoveries on loans	$(21,616)	$(11,750)	84.0%
Net charge-offs (recoveries) to average loans	0.24%	0.14%	68.5%
Total provision for credit losses on loans increased in the three months ended March 31, 2025 compared to the same period in 2024 primarily due to credit migration, higher net charge-offs, and macroeconomic factors. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, provision expense may be volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.
Noninterest Income
We generate revenues in the form of noninterest income through client fees, sales commissions, and gains and losses from our core banking franchise and other related businesses, such as wealth management, investment consulting, and investment products. The following table details the components in noninterest income:

	Three Months Ended March 31,		%
(dollars in thousands)	2025	2024	Change
Wealth and investment services fees	$29,648	$28,304	4.7%
Service charges on deposit accounts	21,156	17,898	18.2
Debit card and ATM fees	9,991	10,054	(0.6)
Mortgage banking revenue	6,879	4,478	53.6
Capital markets income	4,506	2,900	55.4
Company-owned life insurance	5,381	3,434	56.7
Debt securities gains (losses), net	(76)	(16)	375.0
Other income	16,309	10,470	55.8
Total noninterest income	$93,794	$77,522	21.0%
Noninterest income increased $16.3 million for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to the acquisition of CapStar, higher mortgage banking revenue, and higher other income.
Mortgage banking revenue increased $2.4 million for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to higher mortgage originations and increased loan sales.
Capital markets income increased $1.6 million for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to higher levels of commercial real estate client interest rate swap fees.

Company-owned life insurance increased $1.9 million for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to higher benefit settlements.
Other income increased $5.8 million for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to $4.2 million of net gains on sales of commercial loans in the three months ended March 31, 2025 and additional other income associated with the acquisition of CapStar.
Noninterest Expense
The following table details the components in noninterest expense:

	Three Months Ended March 31,		%
(dollars in thousands)	2025	2024	Change
Salaries and employee benefits	$148,305	$149,803	(1.0)%
Occupancy	29,053	27,019	7.5
Equipment	8,901	8,671	2.7
Marketing	11,940	10,634	12.3
Technology	22,020	20,023	10.0
Communication	4,134	4,000	3.4
Professional fees	7,919	6,406	23.6
FDIC assessment	9,700	11,313	(14.3)
Amortization of intangibles	6,830	5,455	25.2
Amortization of tax credit investments	3,424	2,749	24.6
Other expense	16,245	16,244	—
Total noninterest expense	$268,471	$262,317	2.3%
Noninterest expense for the three months ended March 31, 2025 included $5.9 million of merger-related expenses. For the three months ended March 31, 2024, noninterest expense included a $13.3 million non-cash, pre-tax expense associated with the distribution of excess pension assets with the resolution of the legacy First Midwest plan, $3.0 million for the FDIC special assessment, and $2.9 million of merger-related expenses. Excluding these expenses, noninterest expense increased to $262.6 million for the three months ended March 31, 2025, compared to $243.1 million for the three months ended March 31, 2024. This increase was driven by the additional operating costs associated with the acquisition of CapStar, as well as higher salary and employee benefits reflective of merit and performance-driven incentive accruals.
Provision for Income Taxes
We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by a tax benefit from our tax credit investments and interest on tax-exempt securities and loans. The effective tax rate was 20.3% for the three months ended March 31, 2025 compared to 21.3% for the three months ended March 31, 2024 reflecting an increase in tax credits. See Note 14 to the consolidated financial statements for additional information. In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at March 31, 2025 based on the current estimate of the effective annual rate.
FINANCIAL CONDITION
Overview
At March 31, 2025, our assets were $53.9 billion, a $325.7 million increase compared to assets of $53.6 billion at December 31, 2024.
Earning Assets
Our earning assets are comprised of investment securities, portfolio loans, loans held-for-sale, money market investments, interest-earning accounts with the Federal Reserve, and equity securities. Earning assets were

$48.4 billion at March 31, 2025, a $337.3 million increase compared to earning assets of $48.0 billion at December 31, 2024.
Investment Securities
We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity based on fluctuating interest rates or changes in our funding requirements.
The investment securities portfolio, including equity securities, was $11.2 billion at March 31, 2025, compared to $10.9 billion at December 31, 2024. Investment securities represented 23% of earning assets at both March 31, 2025 and December 31, 2024. At March 31, 2025, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.
The investment securities available-for-sale portfolio had net unrealized losses of $776.8 million and $890.5 million at March 31, 2025 and December 31, 2024, respectively. The investment securities held-to-maturity portfolio had net unrealized losses of $457.3 million and $483.7 million at March 31, 2025 and December 31, 2024, respectively.
The investment securities available-for-sale portfolio including securities hedges had an effective duration of 3.92 at March 31, 2025, compared to 4.11 at December 31, 2024. The total investment securities portfolio had an effective duration of 4.94 at March 31, 2025, compared to 5.09 at December 31, 2024. Effective duration represents the percentage change in the fair value of the portfolio in response to a change in interest rates and is used to evaluate the portfolio’s price volatility at a single point in time. Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage. The annualized average yields on investment securities, on a taxable equivalent basis, were 3.58% for the three months ended March 31, 2025, respectively, compared to 3.47% for the three months ended March 31, 2024.
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

(dollars in thousands)	March 31, 2025	December 31, 2024	$ Change	% Change
Commercial	$10,650,615	$10,288,560	$362,055	3.5%
Commercial real estate	16,135,327	16,307,486	(172,159)	(1.1)
Residential real estate	6,771,694	6,797,586	(25,892)	(0.4)
Consumer	2,856,308	2,892,255	(35,947)	(1.2)
Total loans	$36,413,944	$36,285,887	$128,057	0.4%

The following table presents the composition of the loan portfolio by state:

(dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total Loans	Percent of Total
March 31, 2025
Illinois	$2,937,112	$3,686,117	$1,366,820	$572,324	$8,562,373	24%
Indiana	1,530,702	1,789,345	1,059,127	889,264	5,268,438	14%
Minnesota	918,878	2,156,990	606,255	140,557	3,822,680	10%
Wisconsin	885,892	2,194,294	477,875	144,136	3,702,197	10%
Michigan	616,545	1,417,115	654,405	251,386	2,939,451	8%
Tennessee	452,612	1,241,351	207,378	242,369	2,143,710	6%
Kentucky	385,233	577,824	260,708	380,535	1,604,300	4%
Florida	144,643	379,296	372,880	34,151	930,970	3%
Texas	254,294	265,643	258,963	16,090	794,990	2%
Ohio	321,396	349,177	4,776	16,343	691,692	2%
California	162,928	10,623	413,270	37,705	624,526	2%
Other	2,040,380	2,067,552	1,089,237	131,448	5,328,617	15%
Total	$10,650,615	$16,135,327	$6,771,694	$2,856,308	$36,413,944	100%
Geographic location in the preceding table is determined by collateral location for real estate loans and borrower location for non-real estate loans.
Commercial and Commercial Real Estate Loans
Commercial and commercial real estate loans are the largest classifications within earning assets, representing 55% of earning assets at both March 31, 2025 and December 31, 2024. At March 31, 2025, commercial and commercial real estate loans were $26.8 billion, an increase of $189.9 million from December 31, 2024 driven primarily by disciplined commercial loan production that was well balanced across our market footprint and product lines, partly offset by the sale of $71 million of commercial real estate loans in the quarter.

The following table provides detail on commercial loans by industry classification (as defined by the North American Industry Classification System) and by loan size.

	March 31, 2025			December 31, 2024
(dollars in thousands)	Outstanding	Exposure(1)	Nonaccrual	Outstanding	Exposure(1)	Nonaccrual
By Industry:
Manufacturing	$1,872,501	$2,999,425	$30,698	$1,724,108	$2,884,035	$29,886
Health care and social assistance	1,599,111	1,933,799	13,372	1,657,229	1,982,352	1,636
Real estate rental and leasing	1,004,191	1,492,169	6,816	1,024,315	1,500,570	7,915
Wholesale trade	877,089	1,591,152	2,292	780,643	1,480,859	2,192
Construction	788,321	1,709,404	13,516	740,093	1,680,577	11,690
Finance and insurance	684,143	1,148,344	145	617,151	1,018,320	141
Accommodation and food services	636,019	742,814	10,697	579,424	679,087	7,146
Professional, scientific, and technical services	612,832	1,030,440	5,746	558,589	987,800	7,486
Transportation and warehousing	459,935	611,522	20,486	459,988	597,413	21,771
Administrative and support and waste management and remediation services	379,988	570,359	3,163	392,955	573,061	3,363
Retail trade	324,364	540,947	12,534	305,245	554,620	12,781
Agriculture, forestry, fishing, and hunting	259,955	383,856	4,433	278,554	391,072	2,822
Educational services	237,505	380,717	174	243,843	372,777	5
Other services	218,068	350,211	9,560	236,870	366,265	8,995
Public administration	158,742	200,455	—	167,410	191,005	—
Other	537,851	885,520	5,873	522,143	852,984	5,975
Total	$10,650,615	$16,571,134	$139,505	$10,288,560	$16,112,797	$123,804
By Loan Size:
Less than $200,000	4%	3%	3%	3%	3%	4%
$200,000 to $1,000,000	11	10	14	12	11	14
$1,000,000 to $5,000,000	22	23	49	24	24	50
$5,000,000 to $10,000,000	14	15	14	14	15	8
$10,000,000 to $25,000,000	29	28	20	29	28	24
Greater than $25,000,000	20	21	—	18	19	—
Total	100%	100%	100%	100%	100%	100%
(1)    Includes unfunded loan commitments.
The following table provides detail on commercial real estate loans classified by property type.

	March 31, 2025			December 31, 2024
(dollars in thousands)	Outstanding	Exposure(1)	Nonaccrual	Outstanding	Exposure(1)	Nonaccrual
By Property Type:
Multifamily	$5,559,387	$6,648,030	$83,856	$5,620,340	$6,752,819	$85,937
Warehouse / Industrial	3,078,898	3,382,341	9,046	3,034,854	3,331,289	8,401
Retail	2,169,380	2,243,874	7,407	2,295,808	2,372,912	8,435
Office	2,118,065	2,251,025	50,089	2,126,618	2,256,299	46,078
Senior housing	839,651	857,855	46,986	852,376	872,162	50,443
Single family	525,856	541,391	3,854	531,679	545,717	6,278
Other (2)	1,844,090	2,075,091	28,662	1,845,811	2,118,461	28,660
Total	$16,135,327	$17,999,607	$229,900	$16,307,486	$18,249,659	$234,232
(1)    Includes unfunded loan commitments.
(2)    Other includes commercial development, agriculture real estate, hotels, self-storage, land development, religion, and mixed-use properties.
The mix of properties securing the loans in our commercial real estate portfolio is comprised of owner-occupied and non-owner-occupied categories and is diverse in terms of type and geographic location, generally within the

Company’s primary market area. Approximately 27% of the commercial real estate portfolio is owner-occupied at both March 31, 2025 and December 31, 2024.
The Company actively reviews its broader loan portfolio in the normal course of business and has performed a targeted review of contractual maturities in its non-owner-occupied commercial real estate portfolio as part of its response to current market conditions to identify exposure to credit risk associated with renewals. At March 31, 2025, the Company held $535.7 million of non-owner-occupied commercial real estate loans, or 1% of total loans, that mature within 18 months with an interest rate below 4%.
Residential Real Estate Loans
At March 31, 2025, residential real estate loans held in our loan portfolio were $6.8 billion, a decrease of $25.9 million compared to December 31, 2024. Changes in interest rates may impact the number of refinancings and new originations of residential real estate loans. If interest rates decrease in the future, there may be an increase in refinancings and new originations of residential real estate loans. Conversely, future increases in interest rates may result in a decline in the level of refinancings and new originations of residential real estate loans.
Consumer Loans
Consumer loans, including automobile loans, personal, and home equity loans and lines of credit, decreased $35.9 million to $2.9 billion at March 31, 2025 compared to December 31, 2024.
Funding
The following table summarizes Old National’s total funding, comprised of deposits and wholesale borrowings:

(dollars in thousands)	March 31, 2025	December 31, 2024	$ Change	% Change
Deposits:
Noninterest-bearing demand	$9,186,314	$9,399,019	$(212,705)	(2.3)%
Interest-bearing:
Checking and NOW	8,237,335	8,040,331	197,004	2.5%
Savings	4,715,329	4,753,279	(37,950)	(0.8)%
Money market	11,638,653	11,875,192	(236,539)	(2.0)%
Time deposits	7,256,941	6,755,739	501,202	7.4%
Total deposits	41,034,572	40,823,560	211,012	0.5%
Wholesale borrowings:
Federal funds purchased and interbank borrowings	170	385	(215)	(55.8)%
Securities sold under agreements to repurchase	290,256	268,975	21,281	7.9%
Federal Home Loan Bank advances	4,514,354	4,452,559	61,795	1.4%
Other borrowings	642,274	689,618	(47,344)	(6.9)%
Total wholesale borrowings	5,447,054	5,411,537	35,517	0.7%
Total funding	$46,481,626	$46,235,097	$246,529	0.5%
The increase in total deposits was due to organic growth. We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. Wholesale funding as a percentage of total funding was 12% at both March 31, 2025 and December 31, 2024.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at March 31, 2025 decreased $115.2 million compared to December 31, 2024 primarily due to incentive payments during the three months ended March 31, 2025 and lower derivative liabilities.
Capital
Shareholders’ equity totaled $6.5 billion at March 31, 2025 and $6.3 billion at December 31, 2024. Retained earnings and changes in unrealized losses on available-for-sale investment securities were partially offset by dividends during the three months ended March 31, 2025.

Capital Adequacy
Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At March 31, 2025, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of “well-capitalized” based on the most recent regulatory definition.
Old National’s consolidated capital position remains strong as evidenced by the following key industry ratios.

	Regulatory Guidelines Minimum	Prompt Corrective Action "Well Capitalized" Guidelines		March 31, 2025	December 31, 2024
Tier 1 capital to total average assets (leverage ratio)	4.00%	N/A	%	9.44%	9.21%
Common equity Tier 1 capital to risk-weighted total assets	7.00	N/A		11.62	11.38
Tier 1 capital to risk-weighted total assets	8.50	6.00		12.23	11.98
Total capital to risk-weighted total assets	10.50	10.00		13.68	13.37
Shareholders’ equity to assets	N/A	N/A		12.13	11.84
Old National Bank, Old National’s bank subsidiary, maintained a strong capital position as evidenced by the following key industry ratios.

	Regulatory Guidelines Minimum	Prompt Corrective Action "Well Capitalized" Guidelines	March 31, 2025	December 31, 2024
Tier 1 capital to total average assets (leverage ratio)	4.00%	5.00%	9.28%	9.07%
Common equity Tier 1 capital to risk-weighted total assets	7.00	6.50	12.03	11.82
Tier 1 capital to risk-weighted total assets	8.50	8.00	12.03	11.82
Total capital to risk-weighted total assets	10.50	10.00	13.00	12.72
During 2020, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC issued final rules to delay the estimated impact on regulatory capital stemming from the implementation of CECL guidance. The final rules provided banking organizations the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). Old National adopted the capital transition relief over the permissible five-year period. This five-year transition option is no longer applicable for periods subsequent to December 31, 2024.
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
RISK MANAGEMENT
Overview
Old National has adopted a Risk Appetite Statement to enable our Board of Directors, Enterprise Risk Committee of our Board, Executive Leadership Team, and Senior Management to better assess, understand, monitor, and mitigate Old National’s risks. The Risk Appetite Statement addresses the following major risks: strategic, market, liquidity, credit, operational, talent management, compliance and regulatory, legal, and reputational. Our Chief Risk Officer provides quarterly reports to the Board’s Enterprise Risk Committee on various risk topics. The following discussion addresses certain of these major risks including credit, market, liquidity, operational, compliance and regulatory, and legal. Discussion of strategic, talent management, and reputational risks is provided in the section entitled “Risk Factors” in the Company’s 2024 Annual Report on Form 10-K.
Credit Risk
Credit risk represents the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. Our primary credit risks result from our investment and lending activities.
Asset Quality
We lend to commercial and commercial real estate clients in many diverse industries including, among others, real estate rental and leasing, manufacturing, healthcare, wholesale trade, construction, and agriculture. Old National manages concentrations of credit exposure by industry, product, geography, client relationship, and loan size. At March 31, 2025, our average commercial loan size was approximately $759,000 and our average commercial real estate loan size was approximately $1,578,000. In addition, while loans to lessors of residential and non-residential real estate exceed 10% of total loans, no individual sub-segment category within those broader categories reaches the 10% threshold, other than multifamily. At March 31, 2025, we had minimal exposure to foreign borrowers and no sovereign debt. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily in the Midwest and Southeast regions of the United States.
The following table presents a summary of under-performing assets as well as criticized and classified assets:

(dollars in thousands)	March 31, 2025	December 31, 2024
Nonaccrual loans	$469,211	$447,979
Past due loans (90 days or more and still accruing)	6,757	4,060
Foreclosed assets	6,301	4,294
Total under-performing assets	$482,269	$456,333
Classified loans (includes nonaccrual, past due 90 days or more, and other problem loans)	$1,955,598	$1,525,452
Other classified assets (1)	53,239	58,954
Special mention loans	828,314	908,630
Total criticized and classified assets	$2,837,151	$2,493,036
Asset Quality Ratios:
Nonaccrual loans/total loans (2)	1.29%	1.23%
Under-performing assets/total loans (2)	1.32	1.26
Under-performing assets/total assets	0.90	0.85
Allowance for credit losses on loans/under-performing assets	83.34	86.02
Allowance for credit losses on loans/nonaccrual loans	85.66	87.62
(1)Includes investment securities that fell below investment grade rating.
(2)Loans exclude loans held-for-sale.
Under-performing assets increased to $482.3 million at March 31, 2025, compared to $456.3 million at December 31, 2024. Under-performing assets as a percentage of total loans at March 31, 2025 were 1.32%, a 6 basis point increase from 1.26% at December 31, 2024.
Nonaccrual loans increased $21.2 million from December 31, 2024 to March 31, 2025. As a percentage of nonaccrual loans, the allowance for credit losses on loans was 85.66% at March 31, 2025, compared to 87.62% at December 31, 2024.
Total criticized and classified assets were $2.8 billion at March 31, 2025, an increase of $344.1 million from December 31, 2024 primarily due to macroeconomic factors and the impact of the higher interest rate environment on borrowers. Other classified assets include investment securities that fell below investment grade rating totaling $53.2 million at March 31, 2025, compared to $59.0 million at December 31, 2024.

Allowance for Credit Losses on Loans and Unfunded Commitments
Net charge-offs on loans totaled $21.6 million during the three months ended March 31, 2025, compared to $11.8 million for the same period in 2024. Annualized, net charge-offs to average loans were 0.24% and 0.14% for the three months ended March 31, 2025 and 2024, respectively. The three months ended March 31, 2025 and 2024 included net charge-offs on PCD loans totaling 0.03% and 0.07% on an annualized basis of average loans, respectively.
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
The allowance for credit losses on loans was $401.9 million at March 31, 2025, compared to $392.5 million at December 31, 2024. The increase was driven primarily by macroeconomic factors and loan growth. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, provision expense may be volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.
We maintain an allowance for credit losses on unfunded loan commitments to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses on loans, modified to take into account the probability of a drawdown on the commitment. The allowance for credit losses on unfunded loan commitments is classified as a liability account on the balance sheet within accrued expenses and other liabilities, while the corresponding provision for unfunded loan commitments is included in the provision for credit losses. The allowance for credit losses on unfunded loan commitments totaled $22.0 million at March 31, 2025, compared to $21.7 million at December 31, 2024.
See the section entitled “Risk Factors” in the Company’s 2024 Annual Report on Form 10-K for further discussion of our credit risk.
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

The following table illustrates our projected net interest income sensitivity over a two-year cumulative horizon based on the asset/liability model at March 31, 2025 and 2024:

	Immediate Rate Decrease			March 31, 2025 Forward Curve		Immediate Rate Increase
(dollars in thousands)	-300 Basis Points	-200 Basis Points	-100 Basis Points		Base	+100 Basis Points	+200 Basis Points	+300 Basis Points
March 31, 2025
Projected interest income:
Money market, other interest earning investments, and investment securities	$735,762	$819,125	$889,605	$932,368	$951,705	$1,003,661	$1,050,600	$1,095,695
Loans	2,956,373	3,451,449	3,917,555	4,146,729	4,349,117	4,756,641	5,157,898	5,558,484
Total interest income	3,692,135	4,270,574	4,807,160	5,079,097	5,300,822	5,760,302	6,208,498	6,654,179
Projected interest expense:
Deposits	403,236	736,130	1,072,666	1,214,250	1,430,577	1,793,479	2,135,026	2,476,598
Borrowings	334,192	404,543	485,011	537,983	581,568	681,156	780,845	880,555
Total interest expense	737,428	1,140,673	1,557,677	1,752,233	2,012,145	2,474,635	2,915,871	3,357,153
Net interest income	$2,954,707	$3,129,901	$3,249,483	$3,326,864	$3,288,677	$3,285,667	$3,292,627	$3,297,026
Change from base	$(333,970)	$(158,776)	$(39,194)	$38,187		$(3,010)	$3,950	$8,349
% change from base	(10.16)%	(4.83)%	(1.19)%	1.16%		(0.09)%	0.12%	0.25%

	Immediate Rate Decrease			March 31, 2024 Forward Curve		Immediate Rate Increase
	-300 Basis Points	-200 Basis Points	-100 Basis Points		Base	+100 Basis Points	+200 Basis Points	+300 Basis Points
March 31, 2024
Projected interest income:
Money market, other interest earning investments, and investment securities	$731,811	$751,001	$800,963	$817,375	$853,340	$907,670	$960,568	$1,012,590
Loans	3,135,715	3,509,083	3,884,871	3,984,683	4,252,944	4,618,125	4,983,142	5,347,889
Total interest income	3,867,526	4,260,084	4,685,834	4,802,058	5,106,284	5,525,795	5,943,710	6,360,479
Projected interest expense:
Deposits	604,784	894,474	1,197,697	1,232,929	1,478,601	1,783,767	2,101,956	2,415,479
Borrowings	354,555	416,191	492,897	516,442	583,388	665,070	746,785	828,459
Total interest expense	959,339	1,310,665	1,690,594	1,749,371	2,061,989	2,448,837	2,848,741	3,243,938
Net interest income	$2,908,187	$2,949,419	$2,995,240	$3,052,687	$3,044,295	$3,076,958	$3,094,969	$3,116,541
Change from base	$(136,108)	$(94,876)	$(49,055)	$8,392		$32,663	$50,674	$72,246
% change from base	(4.47)%	(3.12)%	(1.61)%	0.28%		1.07%	1.66%	2.37%

The following table illustrates the upper bound, Federal Funds Rate assumed in the simulation above at March 31, 2025 and 2024:

	March 31, 2025		March 31, 2024
Basis Point Change Scenario	Federal Funds Rate (1)	Month 12 (2)	Federal Funds Rate (1)	Month 12 (2)
+300	4.5%	7.5%	5.5%	8.5%
+200	4.5%	6.5%	5.5%	7.5%
+100	4.5%	5.5%	5.5%	6.5%
Base	4.5%	4.5%	5.5%	5.5%
-100	4.5%	3.5%	5.5%	4.5%
-200	4.5%	2.5%	5.5%	3.5%
-300	4.5%	1.5%	5.5%	2.5%
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
We use cash flow and fair value hedges, primarily interest rate swaps, collars, and floors, to mitigate interest rate risk. Derivatives designated as hedging instruments were in a net asset position with a fair value gain of $8.0 million at March 31, 2025, compared to a net liability position with a fair value loss of $7.0 million at December 31, 2024. See Note 15 to the consolidated financial statements for further discussion of derivative financial instruments.
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

A maturity schedule for Old National Bank’s time deposits is shown in the following table at March 31, 2025.

(dollars in thousands)
Maturity Bucket	Amount	Rate
2025	$6,160,151	3.92%
2026	936,404	3.53
2027	98,097	2.46
2028	29,715	2.33
2029	20,356	2.25
2030 and beyond	12,218	1.63
Total	$7,256,941	3.84%
Our ability to acquire funding at competitive prices is influenced by rating agencies’ views of our credit quality, liquidity, capital, and earnings.
The credit ratings of Old National and Old National Bank at March 31, 2025 are shown in the following table.

Moody’s Investors Service
	Long-term	Short-term
Old National	Baa1	N/A
Old National Bank	A1	P-1
Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well. At March 31, 2025, Old National and its subsidiaries had the following availability of liquid funds and borrowings:

(dollars in thousands)	Parent Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$289,521	$950,259
Unencumbered government-issued debt securities	—	2,796,823
Unencumbered investment grade municipal securities	—	67,589
Unencumbered corporate securities	—	43,984
Availability of borrowings*:
Amount available from Federal Reserve discount window	—	3,987,275
Amount available from Federal Home Loan Bank	—	7,003,288
Total available funds	$289,521	$14,849,218
* Based on collateral pledged
Old National Bancorp has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows, and funds used for acquisitions. Old National Bancorp can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit, and through the issuance of debt securities. Additionally, Old National Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt and equity markets. At March 31, 2025, Old National Bancorp’s other borrowings outstanding were $328.4 million. Management believes the Company has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Federal banking laws regulate the amount of dividends that may be paid by Old National Bank to Old National Bancorp on an unconsolidated basis without obtaining prior regulatory approval. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years. Prior regulatory approval to pay dividends was not required in 2024 and is not currently required.

CRITICAL ACCOUNTING ESTIMATES
Our most significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. Certain of these accounting policies require management to use significant judgment and estimates, which can have a material impact on the carrying value of certain assets and liabilities. We consider these policies to be our critical accounting estimates. The judgment and assumptions made are based upon historical experience, future forecasts, or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgment and assumptions, actual results could differ from estimates, which could have a material effect on our financial condition and results of operations.
For additional information regarding critical accounting estimates, see the section titled “Critical Accounting Estimates” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes in the Company’s application of critical accounting estimates since December 31, 2024.
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

PART II
OTHER INFORMATION
ITEM 1A.  RISK FACTORS
There have been no material changes from the risk factors disclosed in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
01/01/25 - 01/31/25	3,859	$21.70	—	$200,000,000
02/01/25 - 02/28/25	71,136	23.88	—	200,000,000
03/01/25 - 03/31/25	536,138	21.93	—	200,000,000
Total	611,133	$22.15	—	$200,000,000
(1)Consists of shares acquired pursuant to the Company’s share-based incentive programs. Under the terms of the Company’s share-based incentive programs, the Company accepts previously owned shares of common stock surrendered to satisfy tax withholding obligations associated with the vesting of restricted stock or performance shares earned.
(2)On February 19, 2025, the Company’s Board of Directors approved a stock repurchase program, under which the Company is authorized to repurchase up to $200 million of its outstanding common stock through February 28, 2026. This stock repurchase program replaced the prior $200 million program that expired on February 28, 2025.
ITEM 5.  OTHER INFORMATION
(a)None
(b)There have been no material changes in the procedure by which security holders recommend nominees to the Company’s board of directors.
(c)During the three months ended March 31, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

10.1
Form of 2025 Relative TSR Performance Units Award Agreement between Old National and certain key associates pursuant to the Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan, as further amended.

10.2
Form of 2025 ROATCE Performance Units Award Agreement between Old National and certain key associates pursuant to the Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan, as further amended.

10.3
Form of 2025 Restricted Stock Award Agreement between Old National and certain key associates pursuant to the Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan, as further amended.

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

101
The following materials from Old National’s Form 10-Q Report for the quarterly period ended March 31, 2025, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from Old National’s Form 10-Q Report for the quarterly period ended March 31, 2025, formatted in inline XBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD NATIONAL BANCORP
(Registrant)

By:	/s/ John V. Moran, IV
John V. Moran, IV
Senior Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

Date: April 30, 2025