Form 10-Q
period 2025-06-30
OLD NATIONAL BANCORP /IN/
filed 2025-07-30
CIK 707179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The registrant has one class of common stock (no par value) with 391,855,000 shares outstanding at July 30, 2025.

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
SOFR: Secured Overnight Financing Rate

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS

(dollars and shares in thousands, except per share data)	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Cash and due from banks	$637,556	$394,450
Money market and other interest-earning investments	1,171,015	833,518
Total cash and cash equivalents	1,808,571	1,227,968
Equity securities, at fair value	121,025	91,996
Investment securities - available-for-sale, at fair value (amortized cost $11,831,441 and $8,480,508, respectively)	11,005,196	7,458,459
Investment securities - held-to-maturity, at amortized cost (fair value $2,470,347 and $2,471,138, respectively)	2,926,368	2,954,881
Federal Home Loan Bank/Federal Reserve Bank stock, at cost	468,309	378,705
Loans held-for-sale, at fair value	77,618	34,483
Loans:
Commercial	14,662,916	10,288,560
Commercial real estate	21,879,785	16,307,486
Residential real estate	8,212,242	6,797,586
Consumer	3,147,876	2,892,255
Total loans, net of unearned income	47,902,819	36,285,887
Allowance for credit losses on loans	(565,109)	(392,522)
Net loans	47,337,710	35,893,365
Premises and equipment, net	682,539	588,970
Goodwill	2,409,886	2,175,251
Other intangible assets	534,486	120,847
Company-owned life insurance	1,046,693	859,851
Accrued interest receivable and other assets	2,561,404	1,767,496
Total assets	$70,979,805	$53,552,272
Liabilities
Deposits:
Noninterest-bearing demand	$12,652,556	$9,399,019
Interest-bearing:
Checking and NOW	10,554,889	8,040,331
Savings	5,058,819	4,753,279
Money market	16,880,190	11,875,192
Time deposits	9,211,229	6,755,739
Total deposits	54,357,683	40,823,560
Federal funds purchased and interbank borrowings	340,246	385
Securities sold under agreements to repurchase	297,637	268,975
Federal Home Loan Bank advances	5,835,918	4,452,559
Other borrowings	872,297	689,618
Accrued expenses and other liabilities	1,149,637	976,825
Total liabilities	62,853,418	47,211,922
Shareholders’ Equity
Preferred stock, 2,000 shares authorized, 231 shares issued and outstanding	230,500	230,500
Common stock, no par value, $1.00 per share stated value, 600,000 shares authorized, 391,818 and 318,980 shares issued and outstanding, respectively	391,818	318,980
Capital surplus	5,976,184	4,570,865
Retained earnings	2,127,493	1,966,048
Accumulated other comprehensive income (loss), net of tax	(599,608)	(746,043)
Total shareholders’ equity	8,126,387	6,340,350
Total liabilities and shareholders’ equity	$70,979,805	$53,552,272
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars and shares in thousands, except per share data)	2025	2024	2025	2024
Interest Income
Loans including fees:
Taxable	$658,508	$545,622	$1,174,274	$1,032,983
Nontaxable	16,590	13,243	26,767	26,345
Investment securities:
Taxable	124,880	82,755	210,414	157,782
Nontaxable	10,192	10,732	20,299	21,238
Money market and other interest-earning investments	14,791	11,311	23,606	21,296
Total interest income	824,961	663,663	1,455,360	1,259,644
Interest Expense
Deposits	240,088	215,806	430,583	401,245
Federal funds purchased and interbank borrowings	953	1,986	2,578	2,947
Securities sold under agreements to repurchase	636	639	1,187	1,556
Federal Home Loan Bank advances	59,042	44,643	100,938	85,810
Other borrowings	9,452	12,168	17,641	23,207
Total interest expense	310,171	275,242	552,927	514,765
Net interest income	514,790	388,421	902,433	744,879
Provision for credit losses	106,835	36,214	138,238	55,105
Net interest income after provision for credit losses	407,955	352,207	764,195	689,774
Noninterest Income
Wealth and investment services fees	35,817	29,358	65,465	57,662
Service charges on deposit accounts	23,878	19,350	45,034	37,248
Debit card and ATM fees	12,922	10,993	22,913	21,047
Mortgage banking revenue	10,032	7,064	16,911	11,542
Capital markets income	7,114	4,729	11,620	7,629
Company-owned life insurance	6,625	5,739	12,006	9,173
Debt securities gains (losses), net	(41)	2	(117)	(14)
Other income	36,170	10,036	52,479	20,506
Total noninterest income	132,517	87,271	226,311	164,793
Noninterest Expense
Salaries and employee benefits	202,112	159,193	350,417	308,996
Occupancy	30,432	26,547	59,485	53,566
Equipment	12,566	8,704	21,467	17,375
Marketing	13,759	11,284	25,699	21,918
Technology	31,452	24,002	53,472	44,025
Communication	5,014	4,480	9,148	8,480
Professional fees	21,931	10,552	29,850	16,958
FDIC assessment	13,409	9,676	23,109	20,989
Amortization of intangibles	19,630	7,425	26,460	12,880
Amortization of tax credit investments	5,815	2,747	9,239	5,496
Other expense	28,646	18,389	44,891	34,633
Total noninterest expense	384,766	282,999	653,237	545,316
Income before income taxes	155,706	156,479	337,269	309,251
Income tax expense	30,298	35,250	67,202	67,738
Net income	125,408	121,229	270,067	241,513
Preferred dividends	(4,033)	(4,033)	(8,067)	(8,067)
Net income applicable to common shareholders	$121,375	$117,196	$262,000	$233,446
Net income per common share - basic	$0.34	$0.37	$0.78	$0.77
Net income per common share - diluted	0.34	0.37	0.77	0.77
Weighted average number of common shares outstanding - basic	360,155	315,585	338,162	303,283
Weighted average number of common shares outstanding - diluted	361,436	316,461	340,250	304,207
Dividends per common share	$0.14	$0.14	$0.28	$0.28
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Net income	$125,408	$121,229	$270,067	$241,513

Other comprehensive income (loss):

Change in debt securities available-for-sale:
Unrealized holding gains (losses) for the period	54,305	(17,788)	167,977	(62,497)
Reclassification adjustment for securities (gains) losses realized in income	41	(2)	117	14
Income tax effect	(13,725)	4,441	(42,189)	15,683
Unrealized gains (losses) on available-for-sale securities	40,621	(13,349)	125,905	(46,800)

Change in securities held-to-maturity:
Amortization of unrecognized losses on securities transferred from available-for-sale	4,069	4,376	7,984	8,694
Income tax effect	(1,032)	(1,111)	(2,026)	(2,208)
Changes from securities held-to-maturity	3,037	3,265	5,958	6,486

Change in hedges:
Net unrealized derivative gains (losses) on hedges	4,539	(7,035)	15,925	(26,194)
Reclassification adjustment for (gains) losses realized in net income	2,533	4,747	3,729	9,624
Income tax effect	(1,829)	592	(5,082)	4,285
Changes from hedges	5,243	(1,696)	14,572	(12,285)

Other comprehensive income (loss), net of tax	48,901	(11,780)	146,435	(52,599)
Comprehensive income (loss)	$174,309	$109,449	$416,502	$188,914
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
December 31, 2023	$230,500	$292,655	$4,159,924	$1,618,630	$(738,809)	$5,562,900
Net income	—	—	—	120,284	—	120,284
Other comprehensive income (loss)	—	—	—	—	(40,819)	(40,819)
Cash dividends:
Common ($0.14 per share)	—	—	—	(41,060)	—	(41,060)
Preferred ($17.50 per share)	—	—	—	(4,034)	—	(4,034)
Common stock issued for Employee Stock Purchase Plan (“ESPP”)	—	17	248	—	—	265
Common stock repurchased	—	(434)	(6,748)	—	—	(7,182)
Share-based compensation expense	—	—	5,491	—	—	5,491
Stock activity under incentive compensation plans	—	1,092	(1,373)	(156)	—	(437)
Balance, March 31, 2024	230,500	293,330	4,157,542	1,693,664	(779,628)	5,595,408
Net income	—	—	—	121,229	—	121,229
Other comprehensive income (loss)	—	—	—	—	(11,780)	(11,780)
Acquisition of CapStar Financial Holdings, Inc.	—	24,014	393,584	—	—	417,598
Cash dividends:
Common ($0.14 per share)	—	—	—	(44,656)	—	(44,656)
Preferred ($17.50 per share)	—	—	—	(4,033)	—	(4,033)
Common stock issued for ESPP	—	16	249	—	—	265
Common stock repurchased	—	(77)	(1,199)	—	—	(1,276)
Share-based compensation expense	—	—	9,062	—	—	9,062
Stock activity under incentive compensation plans	—	1,686	(8,273)	(158)	—	(6,745)
Balance, June 30, 2024	$230,500	$318,969	$4,550,965	$1,766,046	$(791,408)	$6,075,072

December 31, 2024	$230,500	$318,980	$4,570,865	$1,966,048	$(746,043)	$6,340,350
Net income	—	—	—	144,659	—	144,659
Other comprehensive income (loss)	—	—	—	—	97,534	97,534
Cash dividends:
Common ($0.14 per share)	—	—	—	(44,653)	—	(44,653)
Preferred ($17.50 per share)	—	—	—	(4,034)	—	(4,034)
Common stock issued for ESPP	—	12	238	—	—	250
Common stock repurchased	—	(611)	(12,927)	—	—	(13,538)
Share-based compensation expense	—	—	14,411	—	—	14,411
Stock activity under incentive compensation plans	—	855	(481)	(699)	—	(325)
Balance, March 31, 2025	230,500	319,236	4,572,106	2,061,321	(648,509)	6,534,654
Net income	—	—	—	125,408	—	125,408
Other comprehensive income (loss)	—	—	—	—	48,901	48,901
Acquisition of Bremer Financial Corporation	—	50,183	983,079	—	—	1,033,262
Cash dividends:
Common ($0.14 per share)	—	—	—	(54,855)	—	(54,855)
Preferred ($17.50 per share)	—	—	—	(4,033)	—	(4,033)
Common stock issued:
ESPP	—	13	243	—	—	256
Forward sale agreements	—	21,905	421,331	—	—	443,236
Common stock repurchased	—	(379)	(7,578)	—	—	(7,957)
Share-based compensation expense	—	—	7,739	—	—	7,739
Stock activity under incentive compensation plans	—	860	(736)	(348)	—	(224)
Balance, June 30, 2025	$230,500	$391,818	$5,976,184	$2,127,493	$(599,608)	$8,126,387
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2025	2024
Cash Flows From Operating Activities
Net income	$270,067	$241,513
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	20,356	18,947
Amortization of other intangible assets	26,460	12,880
Amortization of tax credit investments	9,239	5,496
Net (discount accretion) premium amortization	(48,688)	(9,590)
Share-based compensation expense	22,150	14,553
Provision for credit losses	138,238	55,105
Debt securities (gains) losses, net	117	14
Net (gains) losses on sales of loans and other assets	(7,282)	(3,898)
Increase in cash surrender value of company-owned life insurance	(12,006)	(9,173)
Residential real estate loans originated for sale	(545,592)	(363,341)
Proceeds from sales of residential real estate loans	517,410	349,486
(Increase) decrease in interest receivable	(24,949)	(3,734)
(Increase) decrease in other assets	(11,239)	17,335
Increase (decrease) in accrued expenses and other liabilities	(173,188)	(60,380)
Net cash flows provided by (used in) operating activities	181,093	265,213
Cash Flows From Investing Activities
Cash received from merger, net	196,524	177,791
Purchases of investment securities available-for-sale	(3,272,480)	(939,533)
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	(64,657)	(8,559)
Purchases of equity securities	(5,901)	(4,782)
Proceeds from maturities, prepayments, and calls of investment securities available-for-sale	678,703	503,319
Proceeds from sales of investment securities available-for-sale	2,082,054	293,240
Proceeds from maturities, prepayments, and calls of investment securities held-to-maturity	34,859	34,076
Proceeds from sales of Federal Home Loan Bank/Federal Reserve Bank stock	68,977	14,426
Proceeds from sales of equity securities	3,292	2,417
Loan originations and payments, net	(495,227)	(1,063,661)
Proceeds from sales of commercial loans	95,298	45,881
Proceeds from company-owned life insurance death benefits	7,029	6,589
Proceeds from sales of premises and equipment and other assets	1,190	—
Purchases of premises and equipment and other assets	(14,603)	(17,847)
Net cash flows provided by (used in) investing activities	(684,942)	(956,643)
Cash Flows From Financing Activities
Net increase (decrease) in:
Deposits	653,281	203,584
Federal funds purchased and interbank borrowings	339,861	249,764
Securities sold under agreements to repurchase	(20,469)	(44,493)
Other borrowings	(8,808)	42,274
Payments for maturities of Federal Home Loan Bank advances	(1,645,285)	(1,300,000)
Proceeds from Federal Home Loan Bank advances	1,451,200	1,700,000
Cash dividends paid	(107,575)	(93,783)
Common stock repurchased	(21,495)	(8,458)
Common stock issued for ESPP	506	530
Common stock issued for forward sale agreements	443,236	—
Net cash flows provided by (used in) financing activities	1,084,452	749,418
Net increase (decrease) in cash and cash equivalents	580,603	57,988
Cash and cash equivalents at beginning of period	1,227,968	1,175,058
Cash and cash equivalents at end of period	$1,808,571	$1,233,046

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) – (Continued)

	Six Months Ended June 30,
(dollars in thousands)	2025	2024
Supplemental Cash Flow Information:
Total interest paid	$578,700	$512,514
Total income taxes paid (net of refunds)	43,816	38,806
Noncash Investing and Financing Activities:
Common stock issued for merger, net	1,033,262	417,598
Investment securities purchased but not settled	25,000	—
Operating lease right-of-use assets obtained in exchange for lease obligations	52,101	21,488
Finance lease right-of-use assets obtained in exchange for lease obligations	831	15,178
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly owned subsidiaries (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of June 30, 2025 and December 31, 2024, and the results of its operations for the three and six months ended June 30, 2025 and 2024. Interim results do not necessarily represent annual results. Certain information and disclosures normally included in notes to consolidated annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to SEC rules and regulations. These financial statements should be read in conjunction with Old National’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
FASB ASC 805 and 810 – In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The ASU revises the guidance in ASC 805 to clarify that, in determining the accounting acquirer in “a business combination that is effected primarily by exchanging equity interests in which a VIE is acquired,” an entity would be required to consider the factors in ASC 805-10-55-12 through 55-15. Previously, the accounting acquirer in such transactions was always the primary beneficiary. The amendments in this ASU are effective for annual periods beginning after December 15, 2026, including interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. Old National is currently evaluating the impact of adopting this guidance on the consolidated financial statements.
FASB ASC 718 and 606 – In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. The ASU is intended to reduce diversity in practice and improve existing guidance, primarily by revising the definition of a “performance condition” and eliminating a forfeiture policy election for service conditions associated with share-based consideration payable to a customer. In addition, the ASU clarifies that the guidance in ASC 606 on the variable consideration constraint does not apply to share-based consideration payable to a customer regardless of whether an award’s grant date has occurred (as determined under ASC 718). The amendments in this ASU are effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted. Old National is currently evaluating the impact of adopting this guidance on the consolidated financial statements.
NOTE 3 – ACQUISITION AND DIVESTITURE ACTIVITY
Acquisitions
Bremer Financial Corporation
On May 1, 2025, Old National completed its acquisition of Bremer Financial Corporation (“Bremer”) and its wholly owned subsidiary, Bremer Bank, National Association. Pursuant to the terms of the merger agreement, each outstanding share of Bremer common stock was converted into the right to receive (i) $26.22 in cash without interest, (ii) 4.182 shares of Old National common stock and (iii) cash in lieu of fractional shares.
In addition, on November 25, 2024, Old National announced that it entered into a forward sale agreement with Citibank, N.A. (the “Forward Purchaser”) to issue 19,047,619 shares of Old National common stock for an aggregate offering amount of $400.0 million and entered into an underwriting agreement with Citigroup Global Markets Inc., as representative for the underwriters named therein (collectively, the “Underwriters”) and as forward seller (the “Forward Seller”), and the Forward Purchaser. The Underwriters were also granted a 30-day option to purchase up to an additional 2,857,143 shares of Old National common stock. On November 25, 2024, the Underwriters exercised this option in full, upon which Old National entered into an additional forward sale agreement to issue 2,857,143 shares of Old National common stock. Old National physically settled in full the forward sale agreements on May 23, 2025 by delivering 21,904,762 shares of Old National common stock to the Forward Purchaser. Old National received net proceeds from such sale of shares of Old National common stock and full physical settlement of the forward sale agreements of $443.2 million.

The assets acquired and liabilities assumed, both intangible and tangible, were recorded at their estimated fair values as of the merger date and have been accounted for under the acquisition method of accounting. The following table presents the preliminary valuation of the assets acquired and liabilities assumed and the fair value of consideration as of the merger date:

(dollars and shares in thousands)	May 1, 2025
Assets
Cash and cash equivalents	$511,157
Equity securities	26,070
Investment securities	2,811,133
FHLB/Federal Reserve Bank stock	93,924
Loans held-for-sale	9,883
Loans, net of allowance for credit losses	11,123,355
Premises and equipment	100,489
Goodwill	234,635
Other intangible assets	440,099
Company-owned life insurance	181,909
Other assets	770,925
Total assets	$16,303,579
Liabilities
Deposits	$12,880,842
Securities sold under agreements to repurchase	49,131
Federal Home Loan Bank advances	1,559,227
Other borrowings	193,279
Accrued expenses and other liabilities	273,205
Total liabilities	$14,955,684
Fair value of consideration
Common stock (50,183 shares issued at $20.67 per share)	$1,033,262
Cash	314,633
Total consideration	$1,347,895
Goodwill related to this merger will not be deductible for tax purposes.
Other intangible assets acquired included core deposit intangibles and customer relationship intangibles. The estimated fair value of the core deposit intangible was $397.1 million and is being amortized over an estimated useful life of 10 years. The estimated fair value of the customer relationship intangibles was $43.0 million and is being amortized over an estimated useful life of 12 years.
The fair value of purchased credit deteriorated (“PCD”) assets was $1.9 billion on the date of merger. The gross contractual amounts receivable relating to the PCD assets was $2.1 billion. Old National estimates, on the date of the merger, that $90.4 million of the contractual cash flows specific to the PCD assets will not be collected.
Merger-related costs associated with the Bremer acquisition have been expensed for the three and six months ended June 30, 2025 totaling $40.2 million and $40.9 million, respectively, and additional merger-related and integration costs will be expensed in future periods as incurred.
As a result of the acquisition, Old National assumed sponsorship of Bremer’s defined benefit pension plan under which both plan participation and benefit accruals were frozen subsequent to the acquisition. The net pension asset associated with Bremer’s defined benefit pension plan is recorded in other assets on the consolidated balance sheet. Pension costs were not material in the three and six months ended June 30, 2025.
The Company’s results of operations for the three and six months ended June 30, 2025 include the operating results of the acquired assets and assumed liabilities of Bremer subsequent to the acquisition on May 1, 2025. Due to the integration of certain Bremer systems and processes since the acquisition date, the Company has determined that it is impractical to report the amounts of revenue and income before income taxes of legacy Bremer subsequent to acquisition.

Summary of Unaudited Pro-Forma Financial Information
The following table presents supplemental unaudited pro-forma financial information as if the Bremer merger had occurred on January 1, 2024. The pro-forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effective as of this assumed date.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Total revenues (1)	$694,351	$660,328	$1,363,086	$1,295,485
Income before income taxes	229,090	180,291	482,014	339,091
(1)    Includes net interest income and total noninterest income.
Supplemental pro-forma earnings for the three months ended June 30, 2025 were adjusted to exclude $40.2 million of merger-related costs, $6.5 million of provision for credit losses on unfunded loan commitments, and $69.1 million of provision for credit losses to establish an allowance for credit losses on non-PCD loans acquired as well as a $21.0 million gain associated with the freezing of benefits of the Bremer pension plan. Supplemental pro-forma earnings for the three months ended June 30, 2024 were adjusted to include merger-related costs. Supplemental pro-forma earnings for the six months ended June 30, 2025 were adjusted to exclude $40.9 million of merger-related costs, $6.5 million of provision for credit losses on unfunded loan commitments, and $69.1 million of provision for credit losses to establish an allowance for credit losses on non-PCD loans acquired as well as a $21.0 million gain associated with the freezing of benefits of the Bremer pension plan. Supplemental pro-forma earnings for the six months ended June 30, 2024 were adjusted to include these costs.
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
Merger-related costs primarily associated with the CapStar acquisition totaling $1.0 million and $1.3 million, respectively, have been expensed for the three and six months ended June 30, 2025 compared to $19.4 million and $22.3 million, respectively, for the three and six months ended June 30, 2024. Additional merger-related and integration costs will be expensed in future periods as incurred.
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
The following table presents the calculation of basic and diluted net income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars and shares in thousands, except per share data)	2025	2024	2025	2024
Net income	$125,408	$121,229	$270,067	$241,513
Preferred dividends	(4,033)	(4,033)	(8,067)	(8,067)
Net income applicable to common shares	$121,375	$117,196	$262,000	$233,446

Weighted average common shares outstanding:
Weighted average common shares outstanding (basic)	360,155	315,585	338,162	303,283
Effect of dilutive securities:
Restricted stock	1,281	876	2,088	924
Weighted average diluted shares outstanding	361,436	316,461	340,250	304,207
Basic Net Income Per Common Share	$0.34	$0.37	$0.78	$0.77
Diluted Net Income Per Common Share	$0.34	$0.37	$0.77	$0.77

NOTE 5 – INVESTMENT SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale portfolio and the corresponding amounts of gross unrealized gains, unrealized losses, and basis adjustments in accumulated other comprehensive income (loss) (“AOCI”).

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Basis Adjustments (1)	Fair Value
June 30, 2025
Available-for-Sale
U.S. Treasury	$318,626	$86	$(11,823)	$(45,597)	$261,292
U.S. government-sponsored entities and agencies	1,567,522	244	(159,198)	(60,789)	1,347,779
Mortgage-backed securities - Agency	9,204,788	40,827	(554,873)	—	8,690,742
States and political subdivisions	466,812	1,009	(28,517)	2,576	441,880
Pooled trust preferred securities	13,813	—	(2,494)	—	11,319
Other securities	259,880	911	(8,607)	—	252,184
Total available-for-sale securities	$11,831,441	$43,077	$(765,512)	$(103,810)	$11,005,196

December 31, 2024
Available-for-Sale
U.S. Treasury	$261,421	$67	$(12,659)	$(49,816)	$199,013
U.S. government-sponsored entities and agencies	1,521,610	7	(181,360)	(82,351)	1,257,906
Mortgage-backed securities - Agency	5,861,067	6,005	(662,181)	—	5,204,891
States and political subdivisions	510,630	148	(25,881)	647	485,544
Pooled trust preferred securities	13,807	—	(2,485)	—	11,322
Other securities	311,973	760	(12,950)	—	299,783
Total available-for-sale securities	$8,480,508	$6,987	$(897,516)	$(131,520)	$7,458,459
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

(dollars in thousands)	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Fair Value
June 30, 2025
Held-to-Maturity
U.S. government-sponsored entities and agencies	$836,662	$—	$(142,285)	$694,377
Mortgage-backed securities - Agency	941,464	—	(145,385)	796,079
States and political subdivisions	1,148,392	7	(168,358)	980,041
Allowance for securities held-to-maturity	(150)	—	—	(150)
Total held-to-maturity securities	$2,926,368	$7	$(456,028)	$2,470,347

December 31, 2024
Held-to-Maturity
U.S. government-sponsored entities and agencies	$832,984	$—	$(168,653)	$664,331
Mortgage-backed securities - Agency	970,212	—	(169,546)	800,666
States and political subdivisions	1,151,835	317	(145,861)	1,006,291
Allowance for securities held-to-maturity	(150)	—	—	(150)
Total held-to-maturity securities	$2,954,881	$317	$(484,060)	$2,471,138
Substantially all of the mortgage-backed securities in the investment portfolio are residential mortgage-backed securities.

Proceeds from sales or calls of available-for-sale investment securities and the resulting realized gains and realized losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Proceeds	$2,092,486	$287,075	$2,163,445	$348,325
Realized gains	11	4	90	8
Realized losses	(52)	(2)	(207)	(22)
The table below shows the amortized cost and fair value of the investment securities portfolio by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yield is based on amortized cost.

	June 30, 2025
(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Maturity
Available-for-Sale
Within one year	$291,158	$290,051	3.92%
One to five years	3,181,494	3,139,051	4.48
Five to ten years	7,175,378	6,646,934	3.80
Beyond ten years	1,183,411	929,160	2.65
Total	$11,831,441	$11,005,196	3.87%
Held-to-Maturity
Within one year	$18,232	$18,101	3.21%
One to five years	51,266	46,861	2.02
Five to ten years	1,344,104	1,167,923	2.57
Beyond ten years	1,512,766	1,237,462	2.75
Total	$2,926,368	$2,470,347	2.66%

The following table summarizes the available-for-sale investment securities with unrealized losses for which an allowance for credit losses has not been recorded by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2025
Available-for-Sale
U.S. Treasury	$2,992	$(9)	$180,172	$(11,814)	$183,164	$(11,823)
U.S. government-sponsored entities and agencies	107,447	(796)	1,158,392	(158,402)	1,265,839	(159,198)
Mortgage-backed securities - Agency	372,714	(2,174)	3,309,123	(552,699)	3,681,837	(554,873)
States and political subdivisions	70,158	(720)	258,259	(27,797)	328,417	(28,517)
Pooled trust preferred securities	—	—	11,319	(2,494)	11,319	(2,494)
Other securities	26,361	(107)	179,433	(8,500)	205,794	(8,607)
Total available-for-sale	$579,672	$(3,806)	$5,096,698	$(761,706)	$5,676,370	$(765,512)

December 31, 2024
Available-for-Sale
U.S. Treasury	$3,977	$(26)	$177,691	$(12,633)	$181,668	$(12,659)
U.S. government-sponsored entities and agencies	98,280	(1,713)	1,144,618	(179,647)	1,242,898	(181,360)
Mortgage-backed securities - Agency	857,440	(9,172)	3,406,350	(653,009)	4,263,790	(662,181)
States and political subdivisions	133,906	(1,462)	279,121	(24,419)	413,027	(25,881)
Pooled trust preferred securities	—	—	11,322	(2,485)	11,322	(2,485)
Other securities	33,292	(295)	199,631	(12,655)	232,923	(12,950)
Total available-for-sale	$1,126,895	$(12,668)	$5,218,733	$(884,848)	$6,345,628	$(897,516)
The following table summarizes the held-to-maturity investment securities with unrecognized losses aggregated by major security type and length of time in a continuous loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
June 30, 2025
Held-to-Maturity
U.S. government-sponsored entities and agencies	$—	$—	$694,377	$(142,285)	$694,377	$(142,285)
Mortgage-backed securities - Agency	—	—	796,079	(145,385)	796,079	(145,385)
States and political subdivisions	63,800	(2,767)	914,539	(165,591)	978,339	(168,358)
Total held-to-maturity	$63,800	$(2,767)	$2,404,995	$(453,261)	$2,468,795	$(456,028)

December 31, 2024
Held-to-Maturity
U.S. government-sponsored entities and agencies	$—	$—	$664,331	$(168,653)	$664,331	$(168,653)
Mortgage-backed securities - Agency	—	—	800,666	(169,546)	800,666	(169,546)
States and political subdivisions	37,007	(430)	937,364	(145,431)	974,371	(145,861)
Total held-to-maturity	$37,007	$(430)	$2,402,361	$(483,630)	$2,439,368	$(484,060)
The unrecognized losses on held-to-maturity investment securities presented in the table above do not include unrecognized losses on securities that were transferred from available-for-sale to held-to-maturity totaling $102.0 million at June 30, 2025 and $110.0 million at December 31, 2024. These unrecognized losses are included as a separate component of shareholders’ equity and are being amortized over the remaining term of the securities.
No allowance for credit losses on available-for-sale debt securities was needed at June 30, 2025 or December 31, 2024.

An allowance on held-to-maturity debt securities is maintained for certain municipal bonds to account for expected lifetime credit losses. Substantially all of the U.S. government-sponsored entities and agencies and agency mortgage-backed securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. Therefore, for those securities, we do not record expected credit losses. The allowance for credit losses on held-to-maturity debt securities was $0.2 million at June 30, 2025 and December 31, 2024. Accrued interest receivable on the securities portfolio is excluded from the estimate of credit losses and totaled $68.7 million at June 30, 2025 and $55.3 million at December 31, 2024.
At June 30, 2025, Old National’s securities portfolio consisted of 3,215 securities, 2,477 of which were in an unrealized loss position. The unrealized losses attributable to our U.S. Treasury, U.S. government-sponsored entities and agencies, agency mortgage-backed securities, states and political subdivisions, and other securities are the result of fluctuations in interest rates and market movements. Old National’s pooled trust preferred securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. At June 30, 2025, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.
Old National’s pooled trust preferred securities have experienced credit defaults. However, we believe that the value of the instruments lies in the full and timely interest payments that will be received through maturity, the steady amortization that will be experienced until maturity, and the full return of principal by the final maturity of the collateralized debt obligations. Old National did not recognize any losses on these securities for the six months ended June 30, 2025 or 2024.
Equity Securities
Equity securities consist of mutual funds for Community Reinvestment Act qualified investments and diversified investment securities held in a grantor trust for participants in the Company’s nonqualified deferred compensation plan. Old National’s equity securities with readily determinable fair values totaled $121.0 million at June 30, 2025 and $92.0 million at December 31, 2024. There were losses on equity securities of $0.6 million and $0.5 million during the three and six months ended June 30, 2025, respectively, compared to losses of $0.4 million and $0.1 million during the three and six months ended June 30, 2024, respectively.
Alternative Investments
Old National has alternative investments without readily determinable fair values that are included in other assets totaling $920.5 million at June 30, 2025 and $609.2 million at December 31, 2024. These investments consisted of $543.4 million of illiquid investments in partnerships, limited liability companies, and other ownership interests that support affordable housing and $377.0 million of economic development and community revitalization initiatives in low-to-moderate income neighborhoods at June 30, 2025, compared to $318.5 million and $290.7 million for the same investment types, respectively, at December 31, 2024. There have been no impairments or adjustments on alternative investments without readily determinable fair values, except for amortization of tax credit investments in the six months ended June 30, 2025 and 2024. See Note 9 to the consolidated financial statements for detail regarding these investments.
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
Old National has loan participations, which qualify as participating interests, with other financial institutions. At June 30, 2025, these loans totaled $4.2 billion, of which $2.2 billion had been sold to other financial institutions and $2.0 billion was retained by Old National. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.

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

	Balance Sheet Line Item	Portfolio Segment Reclassifications	Portfolio Segment After Reclassifications

(dollars in thousands)
June 30, 2025
Commercial (1)	$14,662,916	$(218,095)	$14,444,821
Commercial real estate	21,879,785	(175,181)	21,704,604
BBCC	N/A	393,276	393,276
Residential real estate	8,212,242	—	8,212,242
Consumer	3,147,876	(3,147,876)	N/A
Indirect	N/A	1,073,024	1,073,024
Direct	N/A	586,841	586,841
Home equity	N/A	1,488,011	1,488,011
Total loans (2)	$47,902,819	$—	$47,902,819
Allowance for credit losses on loans	(565,109)	—	(565,109)
Net loans	$47,337,710	$—	$47,337,710

December 31, 2024
Commercial (1)	$10,288,560	$(232,301)	$10,056,259
Commercial real estate	16,307,486	(174,438)	16,133,048
BBCC	N/A	406,739	406,739
Residential real estate	6,797,586	—	6,797,586
Consumer	2,892,255	(2,892,255)	N/A
Indirect	N/A	1,096,778	1,096,778
Direct	N/A	514,144	514,144
Home equity	N/A	1,281,333	1,281,333
Total loans (2)	$36,285,887	$—	$36,285,887
Allowance for credit losses on loans	(392,522)	—	(392,522)
Net loans	$35,893,365	$—	$35,893,365
(1)Includes direct finance leases of $96.3 million at June 30, 2025 and $120.6 million at December 31, 2024.
(2)    Includes unamortized premiums and discounts, and unamortized deferred fees and costs of $634.4 million at June 30, 2025 and $163.3 million at December 31, 2024.
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
At 265%, Old National Bank’s applicable investor commercial real estate loans as a percentage of its Tier 1 capital plus the allowance for credit losses attributable to loans and leases remained below the regulatory guideline limit of 300% at June 30, 2025.
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

(dollars in thousands)	Balance at Beginning of Period	Allowance Established for Acquired PCD Loans	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Period
Three Months Ended June 30, 2025
Commercial	$157,587	$30,492	$(16,805)	$973	$43,670	$215,917
Commercial real estate	198,110	59,611	(9,438)	123	45,897	294,303
BBCC	2,695	—	(53)	99	(253)	2,488
Residential real estate	24,214	148	(247)	150	7,585	31,850
Indirect	9,063	6	(1,766)	905	222	8,430
Direct	2,053	47	(1,480)	701	1,243	2,564
Home equity	8,210	138	(165)	475	899	9,557
Total	$401,932	$90,442	$(29,954)	$3,426	$99,263	$565,109
Three Months Ended June 30, 2024
Commercial	$123,437	$14,593	$(9,927)	$462	$9,895	$138,460
Commercial real estate	160,640	8,483	(3,101)	542	23,347	189,911
BBCC	3,163	—	(935)	230	439	2,897
Residential real estate	21,899	134	—	762	340	23,135
Indirect	1,218	—	(1,084)	335	764	1,233
Direct	2,952	59	(1,884)	565	1,439	3,131
Home equity	6,404	653	(110)	100	521	7,568
Total	$319,713	$23,922	$(17,041)	$2,996	$36,745	$366,335
Six Months Ended June 30, 2025
Commercial	$148,722	$30,492	$(26,116)	$2,253	$60,566	$215,917
Commercial real estate	200,309	59,611	(21,098)	393	55,088	294,303
BBCC	2,813	—	(57)	399	(667)	2,488
Residential real estate	22,922	148	(277)	238	8,819	31,850
Indirect	8,434	6	(3,700)	1,344	2,346	8,430
Direct	2,304	47	(3,081)	1,213	2,081	2,564
Home equity	7,018	138	(165)	510	2,056	9,557
Total	$392,522	$90,442	$(54,494)	$6,350	$130,289	$565,109
Six Months Ended June 30, 2024
Commercial	$118,333	$14,593	$(13,586)	$796	$18,324	$138,460
Commercial real estate	155,099	8,483	(9,742)	1,577	34,494	189,911
BBCC	2,887	—	(1,011)	248	773	2,897
Residential real estate	20,837	134	—	781	1,383	23,135
Indirect	1,236	—	(2,222)	667	1,552	1,233
Direct	3,169	59	(4,312)	1,052	3,163	3,131
Home equity	6,049	653	(188)	145	909	7,568
Total	$307,610	$23,922	$(31,061)	$5,266	$60,598	$366,335

The allowance for credit losses on loans at June 30, 2025 included $90.4 million of allowance for credit losses on acquired PCD loans established through acquisition accounting adjustments on or after the Bremer acquisition date. In addition, the provision for credit losses on loans in the three and six months ended June 30, 2025 included $69.1 million to establish an allowance for credit losses on non-PCD Bremer loans acquired. The allowance for credit losses on loans at June 30, 2024 included $23.9 million of allowance for credit losses on acquired PCD loans established through acquisition accounting adjustments on or after the CapStar acquisition date. In addition, the provision for credit losses on loans in the three and six months ended June 30, 2024 included $15.3 million to establish an allowance for credit losses on non-PCD CapStar loans acquired. Accrued interest receivable on loans is excluded from the estimate of credit losses and totaled $193.4 million at June 30, 2025, compared to $171.6 million at December 31, 2024.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Allowance for credit losses on unfunded loan commitments:
Balance at beginning of period	$22,031	$26,264	$21,654	$31,226
Provision for credit losses on unfunded loan commitments acquired during the period	6,458	1,763	6,458	1,763
Provision (release) for credit losses on unfunded loan commitments	1,114	(2,294)	1,491	(7,256)
Balance at end of period	$29,603	$25,733	$29,603	$25,733
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
The following table summarizes the amortized cost of term loans by risk category of commercial, commercial real estate, and BBCC loans by loan portfolio segment, class of loan, and origination year:

(dollars in thousands)	Origination Year							Revolving to Term
	2025	2024	2023	2022	2021	Prior	Revolving		Total
June 30, 2025
Commercial:
Pass	$1,305,740	$2,173,224	$1,400,313	$1,254,431	$833,070	$1,746,219	$3,796,721	$641,312	$13,151,030
Special Mention	4,117	54,285	101,152	39,978	9,368	40,046	145,198	26,793	420,937
Classified:
Substandard	7,268	33,353	111,274	86,661	71,764	111,648	188,832	53,383	664,183
Nonaccrual	7	1,829	9,674	21,521	3,220	9,571	4,400	4,368	54,590
Doubtful	408	6,378	19,972	36,567	2,197	10,569	20,370	57,620	154,081
Total	$1,317,540	$2,269,069	$1,642,385	$1,439,158	$919,619	$1,918,053	$4,155,521	$783,476	$14,444,821
Commercial real estate:
Pass	$1,297,803	$2,333,656	$2,993,887	$3,787,067	$2,240,728	$5,790,999	$200,024	$889,312	$19,533,476
Special Mention	4,361	33,943	43,107	200,210	162,745	108,328	2,909	24,213	579,816
Classified:
Substandard	1,153	12,591	126,234	422,703	177,428	441,460	39,748	77,330	1,298,647
Nonaccrual	—	3,020	3,036	39,549	28,337	33,654	—	24,262	131,858
Doubtful	—	—	7,806	12,585	18,332	89,564	—	32,520	160,807
Total	$1,303,317	$2,383,210	$3,174,070	$4,462,114	$2,627,570	$6,464,005	$242,681	$1,047,637	$21,704,604
BBCC:
Pass	$25,569	$57,920	$59,656	$40,620	$24,128	$85,692	$63,751	$17,712	$375,048
Special Mention	—	578	500	523	274	2,406	1,522	2,160	7,963
Classified:
Substandard	95	415	1,014	35	68	476	132	4,196	6,431
Nonaccrual	—	—	33	68	270	517	—	324	1,212
Doubtful	—	—	386	253	149	1,085	—	749	2,622
Total	$25,664	$58,913	$61,589	$41,499	$24,889	$90,176	$65,405	$25,141	$393,276

	Origination Year							Revolving to Term
	2024	2023	2022	2021	2020	Prior	Revolving		Total
December 31, 2024
Commercial:
Pass	$1,852,046	$1,267,721	$1,145,488	$699,429	$450,332	$624,522	$2,577,941	$593,232	$9,210,711
Special Mention	46,935	102,372	32,250	40,221	21,538	20,535	80,625	28,978	373,454
Classified:
Substandard	27,139	49,340	77,835	35,036	19,307	25,503	78,210	40,217	352,587
Nonaccrual	2,221	1,072	4,199	1,530	604	1,357	719	829	12,531
Doubtful	3,419	20,145	27,016	1,774	5,451	1,494	15,405	32,272	106,976
Total	$1,931,760	$1,440,650	$1,286,788	$777,990	$497,232	$673,411	$2,752,900	$695,528	$10,056,259
Commercial real estate:
Pass	$2,196,306	$2,555,236	$3,825,305	$2,065,037	$1,362,703	$1,641,611	$122,708	$891,682	$14,660,588
Special Mention	72,020	31,203	158,254	48,524	37,693	64,357	—	111,900	523,951
Classified:
Substandard	47,079	55,923	249,269	102,913	39,466	142,110	996	76,897	714,653
Nonaccrual	3,693	411	3,579	15,922	1,930	3,231	—	118	28,884
Doubtful	7,787	9,689	16,501	37,455	22,817	59,879	—	50,844	204,972
Total	$2,326,885	$2,652,462	$4,252,908	$2,269,851	$1,464,609	$1,911,188	$123,704	$1,131,441	$16,133,048
BBCC:
Pass	$79,760	$78,420	$55,687	$33,857	$30,215	$22,797	$67,668	$16,265	$384,669
Special Mention	1,579	1,067	807	917	21	224	3,582	3,028	11,225
Classified:
Substandard	468	976	56	136	598	308	755	2,876	6,173
Nonaccrual	—	114	312	177	63	119	—	551	1,336
Doubtful	—	397	841	350	15	845	—	888	3,336
Total	$81,807	$80,974	$57,703	$35,437	$30,912	$24,293	$72,005	$23,608	$406,739

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

	Origination Year							Revolving to Term
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving		Total
June 30, 2025
Residential real estate:
Risk Rating:
Performing	$322,748	$609,589	$659,834	$1,777,593	$2,108,457	$2,672,799	$—	$258	$8,151,278
Nonperforming	225	1,988	7,728	14,049	6,244	30,730	—	—	60,964
Total	$322,973	$611,577	$667,562	$1,791,642	$2,114,701	$2,703,529	$—	$258	$8,212,242
Indirect:
Risk Rating:
Performing	$211,857	$370,286	$221,363	$171,636	$64,620	$28,802	$—	$—	$1,068,564
Nonperforming	28	630	1,306	1,165	933	398	—	—	4,460
Total	$211,885	$370,916	$222,669	$172,801	$65,553	$29,200	$—	$—	$1,073,024
Direct:
Risk Rating:
Performing	$36,359	$77,720	$60,193	$57,844	$53,698	$140,154	$149,619	$4,876	$580,463
Nonperforming	—	363	762	535	414	3,713	10	581	6,378
Total	$36,359	$78,083	$60,955	$58,379	$54,112	$143,867	$149,629	$5,457	$586,841
Home equity:
Risk Rating:
Performing	$4,181	$32	$251	$1,112	$579	$17,328	$1,400,491	$46,300	$1,470,274
Nonperforming	40	19	53	959	95	3,988	1,002	11,581	17,737
Total	$4,221	$51	$304	$2,071	$674	$21,316	$1,401,493	$57,881	$1,488,011

	Origination Year							Revolving to Term
	2024	2023	2022	2021	2020	Prior	Revolving		Total
December 31, 2024
Residential real estate:
Risk Rating:
Performing	$509,704	$476,698	$1,455,085	$1,662,195	$1,574,961	$1,058,175	$43	$271	$6,737,132
Nonperforming	480	5,060	11,210	6,298	5,208	32,198	—	—	60,454
Total	$510,184	$481,758	$1,466,295	$1,668,493	$1,580,169	$1,090,373	$43	$271	$6,797,586
Indirect:
Risk Rating:
Performing	$438,835	$279,910	$227,691	$92,223	$37,937	$14,810	$—	$—	$1,091,406
Nonperforming	714	1,147	1,498	1,378	373	262	—	—	5,372
Total	$439,549	$281,057	$229,189	$93,601	$38,310	$15,072	$—	$—	$1,096,778
Direct:
Risk Rating:
Performing	$83,773	$72,838	$66,563	$61,317	$34,159	$80,188	$108,572	$3,327	$510,737
Nonperforming	96	313	365	352	468	1,730	1	82	3,407
Total	$83,869	$73,151	$66,928	$61,669	$34,627	$81,918	$108,573	$3,409	$514,144
Home equity:
Risk Rating:
Performing	$—	$—	$259	$210	$1,135	$11,005	$1,216,226	$31,787	$1,260,622
Nonperforming	—	—	1,278	91	209	4,920	2,594	11,619	20,711
Total	$—	$—	$1,537	$301	$1,344	$15,925	$1,218,820	$43,406	$1,281,333

The following table summarizes the gross charge-offs of loans by loan portfolio segment and origination year:

	Origination Year
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total
Three Months Ended June 30, 2025
Commercial	$—	$6,459	$676	$6,970	$583	$2,117	$—	$16,805
Commercial real estate	—	—	—	1,205	4,000	4,233	—	9,438
BBCC	—	—	13	31	9	—	—	53
Residential real estate	—	—	—	—	—	247	—	247
Indirect	12	631	557	317	193	56	—	1,766
Direct	171	205	223	300	304	251	26	1,480
Home equity	—	—	—	—	—	165	—	165
Total gross charge-offs	$183	$7,295	$1,469	$8,823	$5,089	$7,069	$26	$29,954

	Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving	Total
Three Months Ended June 30, 2024
Commercial	$—	$2,358	$6,149	$389	$43	$566	$422	$9,927
Commercial real estate	—	—	23	468	—	2,610	—	3,101
BBCC	—	605	153	35	112	30	—	935
Residential real estate	—	—	—	—	—	—	—	—
Indirect	54	531	377	96	6	20	—	1,084
Direct	75	79	394	347	173	172	644	1,884
Home equity	—	—	—	—	—	110	—	110
Total gross charge-offs	$129	$3,573	$7,096	$1,335	$334	$3,508	$1,066	$17,041

	Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving	Total
Six Months Ended June 30, 2025
Commercial	$—	$6,881	$4,795	$11,056	$589	$2,795	$—	$26,116
Commercial real estate	—	—	303	1,956	11,996	6,843	—	21,098
BBCC	—	—	13	31	13	—	—	57
Residential real estate	—	—	—	—	—	277	—	277
Indirect	12	1,330	1,234	704	293	127	—	3,700
Direct	214	335	333	743	842	588	26	3,081
Home equity	—	—	—	—	—	165	—	165
Total gross charge-offs	$226	$8,546	$6,678	$14,490	$13,733	$10,795	$26	$54,494

	Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving	Total
Six Months Ended June 30, 2024
Commercial	$—	$2,358	$9,630	$422	$51	$570	$555	$13,586
Commercial real estate	—	—	23	2,644	—	7,075	—	9,742
BBCC	—	605	229	35	112	30	—	1,011
Residential real estate	—	—	—	—	—	—	—	—
Indirect	54	901	849	321	39	58	—	2,222
Direct	75	195	970	876	286	395	1,515	4,312
Home equity	—	—	—	34	—	154	—	188
Total gross charge-offs	$129	$4,059	$11,701	$4,332	$488	$8,282	$2,070	$31,061
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
The following table presents the aging of the amortized cost basis in past due loans by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Current	Total Loans
June 30, 2025
Commercial	$26,962	$18,401	$62,918	$108,281	$14,336,540	$14,444,821
Commercial real estate	47,550	16,438	113,743	177,731	21,526,873	21,704,604
BBCC	2,173	230	2,393	4,796	388,480	393,276
Residential	33,354	14,188	37,414	84,956	8,127,286	8,212,242
Indirect	7,088	2,166	906	10,160	1,062,864	1,073,024
Direct	1,524	1,346	2,502	5,372	581,469	586,841
Home equity	6,053	4,133	7,167	17,353	1,470,658	1,488,011
Total	$124,704	$56,902	$227,043	$408,649	$47,494,170	$47,902,819

December 31, 2024
Commercial	$5,970	$12,021	$47,257	$65,248	$9,991,011	$10,056,259
Commercial real estate	19,240	12,728	60,145	92,113	16,040,935	16,133,048
BBCC	1,227	861	1,430	3,518	403,221	406,739
Residential	49,331	12,085	26,698	88,114	6,709,472	6,797,586
Indirect	9,700	2,675	1,463	13,838	1,082,940	1,096,778
Direct	2,004	970	1,470	4,444	509,700	514,144
Home equity	4,765	3,399	7,567	15,731	1,265,602	1,281,333
Total	$92,237	$44,739	$146,030	$283,006	$36,002,881	$36,285,887
The following table presents the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing by class of loan:

	June 30, 2025			December 31, 2024
(dollars in thousands)	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing
Commercial	$208,671	$15,375	$3,680	$119,507	$30,551	$861
Commercial real estate	292,665	73,828	12,709	233,856	64,453	3,126
BBCC	3,834	—	—	4,672	—	—
Residential	60,964	—	225	60,454	—	—
Indirect	4,460	—	233	5,372	—	—
Direct	6,378	—	46	3,407	—	—
Home equity	17,737	—	—	20,711	—	73
Total	$594,709	$89,203	$16,893	$447,979	$95,004	$4,060
Interest income recognized on nonaccrual loans was insignificant during the three and six months ended June 30, 2025 and 2024.

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

	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Investment Securities/Cash	Auto	Other
June 30, 2025
Commercial	$22,397	$142,003	$9,707	$6,286	$4,340
Commercial real estate	283,893	4,409	1,464	—	123
BBCC	2,389	694	310	196	—
Residential	60,964	—	—	—	—
Indirect	—	—	—	4,460	—
Direct	4,761	20	4	319	22
Home equity	17,737	—	—	—	—
Total loans	$392,141	$147,126	$11,485	$11,261	$4,485

December 31, 2024
Commercial	$17,520	$68,985	$6,980	$6,544	$5,215
Commercial real estate	228,952	542	1,046	—	—
BBCC	3,201	1,137	86	248	—
Residential	60,454	—	—	—	—
Indirect	—	—	—	5,372	—
Direct	2,623	16	23	396	34
Home equity	20,711	—	—	—	—
Total loans	$333,461	$70,680	$8,135	$12,560	$5,249
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

The following table presents the amortized cost basis of financial difficulty modifications that were modified by class of loans and type of modification:

(dollars in thousands)	Term Extension	Total Class of Loans
Three Months Ended June 30, 2025
Commercial	$39,797	0.3%
Commercial real estate	44,835	0.2%
Total	$84,632	0.2%

Three Months Ended June 30, 2024
Commercial	$3,859	0.0%
Commercial real estate	58,232	0.4%
Total	$62,091	0.2%

Six Months Ended June 30, 2025
Commercial	$94,248	0.7%
Commercial real estate	146,609	0.7%
Total	$240,857	0.5%

Six Months Ended June 30, 2024
Commercial	$14,867	0.1%
Commercial real estate	73,406	0.5%
Total	$88,273	0.2%
Old National monitors the performance of financial difficulty modifications to understand the effectiveness of its efforts. The following table presents the performance of financial difficulty modifications in the twelve months following modification:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Current	Total Loans
June 30, 2025
Commercial	$1,468	$2,449	$4,511	$8,428	$85,820	$94,248
Commercial real estate	6,311	—	4,566	10,877	135,732	146,609
Total	$7,779	$2,449	$9,077	$19,305	$221,552	$240,857

June 30, 2024
Commercial	$1,077	$2,813	$980	$4,870	$14,866	$19,736
Commercial real estate	8,854	5,077	27,017	40,948	72,083	113,031
Total	$9,931	$7,890	$27,997	$45,818	$86,949	$132,767

The following table summarizes the nature of the financial difficulty modifications by class of loans:

(dollars in thousands)	Weighted- Average Term Extension (in months)
Three Months Ended June 30, 2025
Commercial	6.5
Commercial real estate	9.8
Total	8.2

Three Months Ended June 30, 2024
Commercial	10.0
Commercial real estate	10.6
Total	10.6

Six Months Ended June 30, 2025
Commercial	7.1
Commercial real estate	8.4
Total	7.9

Six Months Ended June 30, 2024
Commercial	9.9
Commercial real estate	9.2
Total	9.3
There were payment defaults on $4.6 million and $9.1 million of loans during the three and six months ended June 30, 2025, respectively, to borrowers whose loans were modified due to financial difficulties within the previous twelve months. The payment defaults did not materially impact the allowance for credit losses on loans. There were payment defaults on $27.0 million of loans during the three and six months ended June 30, 2024 to borrowers whose loans had been modified within the previous twelve months.
Old National had not committed to lend any material additional funds to the borrowers whose loans were modified due to financial difficulties at June 30, 2025 or December 31, 2024.
Purchased Credit Deteriorated Loans
Old National has purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans at acquisition was as follows:

(dollars in thousands)	Bremer (1)	CapStar (2)
Purchase price of loans at acquisition	$1,889,330	$610,691
Allowance for credit losses at acquisition	90,442	26,725
Non-credit discount at acquisition	75,817	41,886
Par value of acquired loans at acquisition	$2,055,589	$679,302
(1)Old National acquired Bremer effective May 1, 2025.
(2)Old National acquired CapStar effective April 1, 2024.

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
The components of lease expense were as follows:

	Affected Line Item in the Statement of Income	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)		2025	2024	2025	2024
Operating lease cost	Occupancy/Equipment expense	$8,960	$8,268	$17,159	$16,094
Finance lease cost:
Amortization of right-of-use assets	Occupancy expense	2,276	1,488	4,546	2,239
Interest on lease liabilities	Interest expense	212	253	441	434
Sub-lease income	Occupancy expense	(106)	(123)	(189)	(248)
Total		$11,342	$9,886	$21,957	$18,519
Supplemental balance sheet information related to leases was as follows:

(dollars in thousands)	June 30, 2025	December 31, 2024
Operating Leases
Operating lease right-of-use assets	$219,655	$181,920
Operating lease liabilities	237,610	200,068
Finance Leases
Premises and equipment, net	19,489	23,205
Other borrowings	21,207	24,822
Weighted-Average Remaining Lease Term (in Years)
Operating leases	9.0	7.8
Finance leases	8.8	7.8
Weighted-Average Discount Rate
Operating leases	3.69%	3.14%
Finance leases	4.04%	3.96%
Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
(dollars in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18,019	$16,439
Operating cash flows from finance leases	441	434
Financing cash flows from finance leases	4,446	2,020

The following table presents a maturity analysis of the Company’s lease liability by lease classification at June 30, 2025:

(dollars in thousands)	Operating Leases	Finance Leases
2025	$19,579	$4,350
2026	38,797	2,619
2027	37,232	2,656
2028	33,242	2,339
2029	30,649	1,498
Thereafter	122,718	11,979
Total undiscounted lease payments	282,217	25,441
Amounts representing interest	(44,607)	(4,234)
Lease liability	$237,610	$21,207

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the changes in the carrying amount of goodwill:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Balance at beginning of period	$2,175,251	$1,998,716	$2,175,251	$1,998,716
Acquisitions and adjustments	234,635	171,993	234,635	171,993
Balance at end of period	$2,409,886	$2,170,709	$2,409,886	$2,170,709
During the three months ended June 30, 2025, Old National recorded $234.6 million of goodwill associated with the acquisition of Bremer. During the three months ended June 30, 2024, Old National recorded $172.0 million of goodwill associated with the acquisition of CapStar. See Note 3 to the consolidated financial statements for additional detail regarding these transactions.
Old National performed the required annual goodwill impairment test as of August 31, 2024 and there was no impairment. No events or circumstances since the August 31, 2024 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.
The gross carrying amounts and accumulated amortization of other intangible assets were as follows:

(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
June 30, 2025
Core deposit	$586,735	$(119,268)	$467,467
Customer relationship	93,892	(26,873)	67,019
Total other intangible assets	$680,627	$(146,141)	$534,486

December 31, 2024
Core deposit	$189,636	$(95,950)	$93,686
Customer relationship	50,892	(23,731)	27,161
Total other intangible assets	$240,528	$(119,681)	$120,847
Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years. During the three months ended June 30, 2025, Old National recorded $397.1 million of core deposit intangibles and $43.0 million of customer relationship intangibles associated with the acquisition of Bremer. See Note 3 to the consolidated financial statements for additional detail regarding this transaction.

Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. No impairment charges were recorded during the six months ended June 30, 2025 or 2024. Total amortization expense associated with intangible assets was $19.6 million and $26.5 million for the three and six months ended June 30, 2025, respectively, compared to $7.4 million and $12.9 million for the three and six months ended June 30, 2024, respectively.
Estimated amortization expense for future years is as follows:

(dollars in thousands)
2025 remaining	$52,200
2026	96,109
2027	84,810
2028	73,689
2029	62,983
Thereafter	164,695
Total	$534,486
NOTE 9 – QUALIFIED AFFORDABLE HOUSING PROJECTS AND OTHER TAX CREDIT INVESTMENTS
Old National is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in other assets on the balance sheet, with any unfunded commitments included with other liabilities. As of June 30, 2025, Old National expects to recover its remaining investments through the use of the tax credits that are generated by the investments.
The following table summarizes Old National’s investments in qualified affordable housing projects and other tax credit investments:

(dollars in thousands)		June 30, 2025		December 31, 2024
Investment	Accounting Method	Investment	Unfunded Commitment (1)	Investment	Unfunded Commitment
Low Income Housing Tax Credit (“LIHTC”)	Proportional amortization	$234,674	$130,855	$199,350	$115,345
Federal Historic Tax Credit (“FHTC”)	Proportional amortization	28,224	21,228	30,835	24,869
New Markets Tax Credit (“NMTC”)	Consolidation	114,142	—	60,462	—
Renewable Energy	Equity	4	—	4	—
Total		$377,044	$152,083	$290,651	$140,214
(1)All commitments will be paid by Old National by December 31, 2040.

The following table summarizes the amortization expense and tax benefit recognized for Old National’s qualified affordable housing projects and other tax credit investments:

(dollars in thousands)	Amortization Expense (1)	Tax Expense (Benefit) Recognized (2)
Three Months Ended June 30, 2025
LIHTC	$3,205	$(4,516)
FHTC	614	(723)
NMTC	5,815	(7,049)
Total	$9,634	$(12,288)

Three Months Ended June 30, 2024
LIHTC	$2,780	$(3,743)
FHTC	728	(690)
NMTC	2,546	(3,175)
Renewable Energy	11	—
Total	$6,065	$(7,608)

Six Months Ended June 30, 2025
LIHTC	$6,409	$(8,815)
FHTC	1,169	(1,418)
NMTC	9,239	(11,309)
Total	$16,817	$(21,542)

Six Months Ended June 30, 2024
LIHTC	$5,265	$(7,074)
FHTC	1,262	(1,353)
NMTC	5,092	(6,350)
Renewable Energy	197	—
Total	$11,816	$(14,777)
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
NOTE 10 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase are secured borrowings. Old National pledges investment securities to secure these borrowings. The following table presents securities sold under agreements to repurchase and related weighted-average interest rates:

	At or for the Six Months Ended June 30,
(dollars in thousands)	2025	2024
Outstanding at period end	$297,637	$240,713
Average amount outstanding during the period	284,518	273,088
Maximum amount outstanding at any month-end during the period	311,335	319,423
Weighted-average interest rate:
During the period	0.84%	1.15%
At period end	0.91%	3.41%

At December 31, 2024, securities sold under agreements to repurchase totaled $269.0 million with a weighted-average interest rate of 0.86%.
The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At June 30, 2025
	Remaining Contractual Maturity of the Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 days	Total
Repurchase Agreements:
U.S. Treasury and agency securities	$297,637	$—	$—	$—	$297,637
Total	$297,637	$—	$—	$—	$297,637
NOTE 11 – FEDERAL HOME LOAN BANK ADVANCES
The following table summarizes Old National Bank’s FHLB advances:

(dollars in thousands)	June 30, 2025	December 31, 2024
FHLB advances (fixed rates 2.25% to 5.20% and variable rates 4.28% to 4.48%) maturing August 2025 to January 2045	$5,830,200	$4,475,285
Fair value hedge basis adjustments and unamortized prepayment fees	5,718	(22,726)
Total	$5,835,918	$4,452,559
FHLB advances had weighted-average rates of 3.82% at June 30, 2025 and 3.54% at December 31, 2024. FHLB advances are collateralized by designated assets that may include qualifying commercial real estate loans, residential and multifamily mortgages, home equity loans, and certain investment securities.
At June 30, 2025, total unamortized prepayment fees related to all FHLB advance debt modifications completed in prior years totaled $5.2 million, compared to $8.2 million at December 31, 2024.
Contractual maturities of FHLB advances at June 30, 2025 were as follows:

(dollars in thousands)
Due in 2025	$1,625,000
Due in 2026	230,000
Due in 2027	141,000
Due in 2028	748,000
Due in 2029	906,000
Thereafter	2,180,200
Fair value hedge basis adjustments and unamortized prepayment fees	5,718
Total	$5,835,918

NOTE 12 – OTHER BORROWINGS
The following table summarizes Old National’s other borrowings:

(dollars in thousands)	June 30, 2025	December 31, 2024
Old National Bancorp:
Subordinated debentures (fixed rate 5.88%) maturing September 2026	$150,000	$150,000
Subordinated debentures (fixed rate 9.69%) maturing June 2030	30,000	30,000
Junior subordinated debentures (rates of 5.98% to 8.12%) maturing July 2031 to September 2037	198,499	136,643
Other basis adjustments	10,470	13,049
Old National Bank:
Finance lease liabilities	21,207	24,822
Subordinated debentures (3-month Secured Overnight Financing Rate (“SOFR”) plus 4.618%; variable rate 8.90%) maturing October 2025	12,000	12,000
Leveraged loans for NMTC (fixed rates of 1.00% to 7.25%) maturing December 2027 to June 2060	398,493	210,251
Other (1)	51,628	112,853
Total other borrowings	$872,297	$689,618
(1)Includes overnight borrowings to collateralize certain derivative positions totaling $51.6 million at June 30, 2025 and $112.8 million at December 31, 2024.
Contractual maturities of other borrowings at June 30, 2025 were as follows:

(dollars in thousands)
Due in 2025	$67,580
Due in 2026	151,976
Due in 2027	18,783
Due in 2028	1,846
Due in 2029	1,059
Thereafter	620,553
Unamortized debt issuance costs and other basis adjustments	10,500
Total	$872,297
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

The following table summarizes the terms of our outstanding junior subordinated debentures at June 30, 2025:

(dollars in thousands)				Rate at June 30, 2025
Name of Trust	Issuance Date	Issuance Amount	Rate		Maturity Date
Bridgeview Statutory Trust I	July 2001	$15,464	3-month SOFR plus 3.58%	8.12%	July 31, 2031
Bridgeview Capital Trust II	December 2002	15,464	3-month SOFR plus 3.35%	7.87%	January 7, 2033
First Midwest Capital Trust I	November 2003	37,825	6.95% fixed	6.95%	December 1, 2033
St. Joseph Capital Trust II	March 2005	5,155	3-month SOFR plus 1.75%	6.32%	March 17, 2035
Northern States Statutory Trust I	September 2005	10,310	3-month SOFR plus 1.80%	6.38%	September 15, 2035
Anchor Capital Trust III	August 2005	5,000	3-month SOFR plus 1.55%	6.11%	September 30, 2035
Great Lakes Statutory Trust II	December 2005	6,186	3-month SOFR plus 1.40%	5.98%	December 15, 2035
Bremer Statutory Trust II	June 2006	61,856	3-month SOFR plus 1.60%	6.19%	June 1, 2036
Home Federal Statutory Trust I	September 2006	15,464	3-month SOFR plus 1.65%	6.23%	September 15, 2036
Monroe Bancorp Capital Trust I	July 2006	3,093	3-month SOFR plus 1.60%	6.12%	October 7, 2036
Tower Capital Trust 3	December 2006	9,279	3-month SOFR plus 1.69%	6.28%	March 1, 2037
Monroe Bancorp Statutory Trust II	March 2007	5,155	3-month SOFR plus 1.60%	6.18%	June 15, 2037
Great Lakes Statutory Trust III	June 2007	8,248	3-month SOFR plus 1.70%	6.28%	September 15, 2037
Total		$198,499

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
Finance Lease Liabilities
Old National has long-term finance lease liabilities for certain banking centers and equipment totaling $21.2 million at June 30, 2025. See Note 7 to the consolidated financial statements for a maturity analysis of the Company’s finance lease liabilities.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes within each classification of AOCI, net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available-for-Sale Debt Securities	Unrecognized Gains and Losses on Held-to-Maturity Securities	Gains and Losses on Hedges	Total
Three Months Ended June 30, 2025
Balance at beginning of period	$(582,779)	$(79,373)	$13,643	$(648,509)
Other comprehensive income (loss) before reclassifications	40,590	—	3,365	43,955
Amounts reclassified from AOCI to income (1)	31	3,037	1,878	4,946
Balance at end of period	$(542,158)	$(76,336)	$18,886	$(599,608)

Three Months Ended June 30, 2024
Balance at beginning of period	$(685,969)	$(92,251)	$(1,408)	$(779,628)
Other comprehensive income (loss) before reclassifications	(13,347)	—	(5,215)	(18,562)
Amounts reclassified from AOCI to income (1)	(2)	3,265	3,519	6,782
Balance at end of period	$(699,318)	$(88,986)	$(3,104)	$(791,408)

Six Months Ended June 30, 2025
Balance at beginning of period	$(668,063)	$(82,294)	$4,314	$(746,043)
Other comprehensive income (loss) before reclassifications	125,818	—	11,807	137,625
Amounts reclassified from AOCI to income (1)	87	5,958	2,765	8,810
Balance at end of period	$(542,158)	$(76,336)	$18,886	$(599,608)

Six Months Ended June 30, 2024
Balance at beginning of period	$(652,518)	$(95,472)	$9,181	$(738,809)
Other comprehensive income (loss) before reclassifications	(46,810)	—	(19,420)	(66,230)
Amounts reclassified from AOCI to income (1)	10	6,486	7,135	13,631
Balance at end of period	$(699,318)	$(88,986)	$(3,104)	$(791,408)
(1)See table below for details about reclassifications to income.

The following table summarizes the amounts reclassified out of each component of AOCI for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
(dollars in thousands)	2025	2024
Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement of Income
Unrealized gains and losses on available-for-sale securities	$(41)	$2	Debt securities gains (losses), net
	10	—	Income tax (expense) benefit
	$(31)	$2	Net income
Amortization of unrecognized losses on held-to-maturity securities transferred from available-for-sale	$(4,069)	$(4,376)	Interest income (expense)
	1,032	1,111	Income tax (expense) benefit
	$(3,037)	$(3,265)	Net income
Gains and losses on hedges Interest rate contracts	$(2,533)	$(4,747)	Interest income (expense)
	655	1,228	Income tax (expense) benefit
	$(1,878)	$(3,519)	Net income

Total reclassifications for the period	$(4,946)	$(6,782)	Net income
The following table summarizes the amounts reclassified out of each component of AOCI for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(dollars in thousands)	2025	2024
Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement of Income
Unrealized gains and losses on available-for-sale securities	$(117)	$(14)	Debt securities gains (losses), net
	30	4	Income tax (expense) benefit
	$(87)	$(10)	Net income
Amortization of unrecognized losses on held-to-maturity securities transferred from available-for-sale	$(7,984)	$(8,694)	Interest income (expense)
	2,026	2,208	Income tax (expense) benefit
	$(5,958)	$(6,486)	Net income
Gains and losses on hedges Interest rate contracts	$(3,729)	$(9,624)	Interest income (expense)
	964	2,489	Income tax (expense) benefit
	$(2,765)	$(7,135)	Net income

Total reclassifications for the period	$(8,810)	$(13,631)	Net income

NOTE 14 – INCOME TAXES
The following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Provision at statutory rate of 21%	$32,698	$32,861	$70,826	$64,943
Tax-exempt income:
Tax-exempt interest	(5,599)	(5,027)	(9,851)	(9,985)
Section 291/265 interest disallowance	1,364	957	2,033	1,841
Company-owned life insurance income	(1,397)	(1,178)	(2,532)	(1,872)
Tax-exempt income	(5,632)	(5,248)	(10,350)	(10,016)
State income taxes	5,094	6,333	11,995	11,480
Interim period effective rate adjustment	(159)	(70)	(306)	873
Tax credit investments - federal	(5,156)	(3,106)	(9,258)	(6,160)
Officer compensation limitation	1,436	1,491	1,808	2,256
Non-deductible FDIC premiums	2,816	2,032	4,853	3,779
Other, net	(799)	957	(2,366)	583
Income tax expense	$30,298	$35,250	$67,202	$67,738
Effective tax rate	19.5%	22.5%	19.9%	21.9%
Net Deferred Tax Assets
Net deferred tax assets are included in other assets on the balance sheet. At June 30, 2025, net deferred tax assets totaled $527.9 million, compared to $456.4 million at December 31, 2024. No valuation allowance was required on the Company’s deferred tax assets at June 30, 2025 or December 31, 2024.
The Company’s retained earnings at June 30, 2025 included an appropriation for acquired thrifts’ tax bad debt allowances totaling $58.6 million for which no provision for federal or state income taxes has been made. If in the future, this portion of retained earnings were distributed as a result of the liquidation of the Company or its subsidiaries, federal and state income taxes would be imposed at the then applicable rates.
Old National has federal net operating loss carryforwards totaling $183.1 million at June 30, 2025 and $60.2 million at December 31, 2024. This federal net operating loss was acquired from the acquisition of Anchor BanCorp Wisconsin Inc. in 2016, First Midwest Bancorp, Inc. in 2022, CapStar Financial Holdings, Inc. in 2024, and Bremer Financial Corporation in 2025. Old National also generated a federal net operating loss of $59.1 million at June 30, 2025. If not used, the federal net operating loss carryforwards will begin expiring in 2032 and later. Old National has recorded state net operating loss carryforwards totaling $148.4 million at June 30, 2025 and $106.0 million at December 31, 2024. If not used, the state net operating loss carryforwards will expire from 2028 to 2044.
The federal and recorded state net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code section 382. Old National believes that all of the federal and recorded state net operating loss carryforwards will be used prior to expiration.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which contain numerous tax provisions. Since the bill was signed after the close of the quarter, no financial statement impact was reflected in the second quarter of 2025. The Company is currently evaluating the impact of the OBBBA on the consolidated financial statements and does not believe it will have a material impact.
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
Cash Flow Hedges
Interest rate swaps of certain borrowings were designated as cash flow hedges totaling $50.0 million notional amount at June 30, 2025 and $150.0 million notional amount at December 31, 2024. Interest rate swaps, collars, and floors related to variable-rate commercial loan pools were designated as cash flow hedges totaling $1.9 billion notional amount at both June 30, 2025 and December 31, 2024. The hedges were determined to be effective during all periods presented and we expect them to remain effective during the remaining terms.
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
Fair Value Hedges
Interest rate swaps of certain borrowings were designated as fair value hedges totaling $1.1 billion notional amount at both June 30, 2025 and December 31, 2024. Interest rate swaps of certain available-for-sale investment securities were designated as fair value hedges totaling $927.4 million notional amount at both June 30, 2025 and December 31, 2024. The hedges were determined to be effective during all periods presented and we expect them to remain effective during the remaining terms.

The following table summarizes Old National’s derivatives designated as hedges:

	June 30, 2025			December 31, 2024
		Fair Value			Fair Value
(dollars in thousands)	Notional	Assets (1)	Liabilities (2)	Notional	Assets (1)	Liabilities (2)
Cash flow hedges
Interest rate swaps, collars, and floors on loan pools	$1,900,000	$13,401	$2,780	$1,900,000	$3,490	$11,196
Interest rate swaps on borrowings (3)	50,000	—	—	150,000	—	—
Fair value hedges
Interest rate swaps on investment securities (3)	927,407	—	—	927,407	—	—
Interest rate swaps on borrowings (3)	1,100,000	5,280	—	1,100,000	665	—
Total		$18,681	$2,780		$4,155	$11,196

(1)Derivative assets are included in other assets on the balance sheet.
(2)Derivative liabilities are included in other liabilities on the balance sheet.
(3)The fair values of certain counterparty interest rate swaps are zero due to the settlement of centrally cleared variation margin rules.
The effect of derivative instruments in fair value hedging relationships on the consolidated statements of income were as follows:

(dollars in thousands)					Gain (Loss) Recognized in Income on Related Hedged Items
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Hedged Items in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in in Income on Related Hedged Item
Three Months Ended June 30, 2025
Interest rate contracts	Interest income/(expense)	$6,088	Fixed-rate debt	Interest income/(expense)	$(6,075)
Interest rate contracts	Interest income/(expense)	(8,579)	Fixed-rate investment securities	Interest income/(expense)	8,564
Total		$(2,491)			$2,489

Three Months Ended June 30, 2024
Interest rate contracts	Interest income/(expense)	$(317)	Fixed-rate debt	Interest income/(expense)	$272
Interest rate contracts	Interest income/(expense)	2,836	Fixed-rate investment securities	Interest income/(expense)	(2,809)
Total		$2,519			$(2,537)

Six Months Ended June 30, 2025
Interest rate contracts	Interest income/(expense)	$15,064	Fixed-rate debt	Interest income/(expense)	$(15,007)
Interest rate contracts	Interest income/(expense)	(27,746)	Fixed-rate investment securities	Interest income/(expense)	27,711
Total		$(12,682)			$12,704

Six Months Ended June 30, 2024
Interest rate contracts	Interest income/(expense)	$(14,288)	Fixed-rate debt	Interest income/(expense)	$14,399
Interest rate contracts	Interest income/(expense)	28,684	Fixed-rate investment securities	Interest income/(expense)	(28,714)
Total		$14,396			$(14,315)

The effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income were as follows:

		Three Months Ended June 30,		Three Months Ended June 30,
(dollars in thousands)		2025	2024	2025	2024
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	Interest income/(expense)	$4,538	$(7,035)	$(3,632)	$(5,781)
		Six Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	Interest income/(expense)	$15,925	$(26,194)	$(5,927)	$(11,692)
Amounts reported in AOCI related to cash flow hedges will be reclassified to interest income or interest expense as interest payments are received or paid on Old National’s derivative instruments. During the next 12 months, we estimate that $3.2 million will be reclassified to interest income and $15.8 million will be reclassified to interest expense.
Derivatives Not Designated as Hedges
Commitments to fund certain mortgage loans (“interest rate lock commitments”) and forward commitments for the future delivery of mortgage loans to third party investors (“forward mortgage loan contracts”) are considered derivatives. These derivative contracts do not qualify for hedge accounting. At June 30, 2025, the notional amounts of the interest rate lock commitments were $105.0 million and forward mortgage loan contracts were $177.5 million. At December 31, 2024, the notional amounts of the interest rate lock commitments were $57.4 million and forward commitments were $88.8 million. It is our practice to enter into forward mortgage loan contracts for the future delivery of residential mortgage loans to third-party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans.
Old National also enters into derivative instruments for the benefit of its clients. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $9.0 billion at June 30, 2025 and $6.3 billion at December 31, 2024. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps and collars. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of clients by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.
Old National enters into derivative financial instruments as part of its foreign currency risk management strategies. These derivative instruments consist of foreign currency forward contracts to accommodate the business needs of its clients. Old National does not designate these foreign currency forward contracts for hedge accounting treatment.

The following table summarizes Old National’s derivatives not designated as hedges:

	June 30, 2025			December 31, 2024
		Fair Value			Fair Value
(dollars in thousands)	Notional	Assets (1)	Liabilities (2)	Notional	Assets (1)	Liabilities (2)
Interest rate lock commitments	$105,050	$903	$—	$57,380	$—	$166
Forward mortgage loan contracts	177,471	—	837	88,808	807	—
Customer interest rate swaps	9,023,697	67,990	216,304	6,255,123	12,827	219,926
Counterparty interest rate swaps (3)	9,023,697	89,996	68,362	6,255,123	128,469	12,902
Customer foreign currency contracts	10,044	445	39	10,265	28	121
Counterparty foreign currency contracts	10,175	49	367	10,093	192	2
Total		$159,383	$285,909		$142,323	$233,117

(1)Derivative assets are included in other assets on the balance sheet.
(2)Derivative liabilities are included in other liabilities on the balance sheet.
(3)The fair values of certain counterparty interest rate swaps are zero due to the settlement of centrally cleared variation margin rules.
The effect of derivatives not designated as hedging instruments on the consolidated statements of income were as follows:

		Three Months Ended June 30,
(dollars in thousands)		2025	2024
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Other income/(expense)	$123	$(160)
Mortgage contracts	Mortgage banking revenue	(122)	(693)
Foreign currency contracts	Other income/(expense)	(66)	(47)
Total		$(65)	$(900)

		Six Months Ended June 30,
		2025	2024
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Other income/(expense)	$147	$408
Mortgage contracts	Mortgage banking revenue	(503)	44
Foreign currency contracts	Other income/(expense)	13	(81)
Total		$(343)	$371
(1)Includes the valuation differences between the customer and offsetting swaps.

Fair Value of Offsetting Derivatives
Certain derivative instruments are subject to master netting agreements with counterparties that provide rights of setoff. The Company records these transactions at their gross fair values and does not offset derivative assets and liabilities in the Consolidated Balance Sheet. The following table presents the fair value of the Company’s derivatives and offsetting positions:

	June 30, 2025		December 31, 2024
(dollars in thousands)	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$178,064	$288,689	$146,478	$244,313
Less: amounts offset in the Consolidated Balance Sheet	—	—	—	—
Net amount presented in the Consolidated Balance Sheet	178,064	288,689	146,478	244,313
Gross amounts not offset in the Consolidated Balance Sheet
Offsetting derivative positions	(71,142)	(71,142)	(24,098)	(24,098)
Cash collateral pledged	(7,901)	(51,759)	—	(112,499)
Net credit exposure	$99,021	$165,788	$122,380	$107,716
NOTE 16 – COMMITMENTS, CONTINGENCIES, AND FINANCIAL GUARANTEES
Litigation
At June 30, 2025, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company’s management does not expect that any potential liabilities arising from pending litigation will have a material adverse effect on the Company’s business, financial position, or results of operations.
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
The following table summarizes Old National Bank’s unfunded loan commitments and standby letters of credit:

(dollars in thousands)	June 30, 2025	December 31, 2024
Unfunded loan commitments (1)	$11,405,665	$8,533,433
Standby letters of credit (2)	267,722	194,323
(1)Excludes cancellable loan commitments of $2.9 billion at June 30, 2025 and $2.5 billion at December 31, 2024.
(2)Notional amount, which represents the maximum amount of future funding requirements. The carrying value was $1.8 million at June 30, 2025 and $1.7 million at December 31, 2024.
At June 30, 2025, approximately 3% of the unfunded loan commitments had fixed rates, with the remainder having floating rates ranging from 0.01% to 21.49%. The allowance for unfunded loan commitments totaled $29.6 million at June 30, 2025 and $21.7 million at December 31, 2024.
Old National is a party in risk participation transactions of interest rate swaps, which had total notional amounts of $1.0 billion at June 30, 2025 and $730.5 million at December 31, 2024.

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

Recurring Basis
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at June 30, 2025 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$121,025	$121,025	$—	$—
Investment securities available-for-sale:
U.S. Treasury	261,292	261,292	—	—
U.S. government-sponsored entities and agencies	1,347,779	—	1,347,779	—
Mortgage-backed securities - Agency	8,690,742	—	8,690,742	—
States and political subdivisions	441,880	—	441,880	—
Pooled trust preferred securities	11,319	—	11,319	—
Other securities	252,184	—	252,184	—
Loans held-for-sale	77,618	—	77,618	—
Derivative assets	178,064	—	178,064	—
Financial Liabilities
Derivative liabilities	288,689	—	288,689	—

		Fair Value Measurements at December 31, 2024 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$91,996	$91,996	$—	$—
Investment securities available-for-sale:
U.S. Treasury	199,013	199,013	—	—
U.S. government-sponsored entities and agencies	1,257,906	—	1,257,906	—
Mortgage-backed securities - Agency	5,204,891	—	5,204,891	—
States and political subdivisions	485,544	—	485,544	—
Pooled trust preferred securities	11,322	—	11,322	—
Other securities	299,783	—	299,783	—
Loans held-for-sale	34,483	—	34,483	—
Derivative assets	146,478	—	146,478	—
Financial Liabilities
Derivative liabilities	244,313	—	244,313	—
Non-Recurring Basis
Assets measured at fair value at June 30, 2025 on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2025 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Loans:
Commercial loans	$51,725	$—	$—	$51,725
Commercial real estate loans	108,763	—	—	108,763
Foreclosed Assets:
Commercial	975	—	—	975
Residential	1,809	—	—	1,809

Commercial and commercial real estate loans that are deemed collateral dependent are valued using the discounted cash flows. The liquidation amounts are based on the fair value of the underlying collateral using the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral. These commercial and commercial real estate loans had a principal amount of $213.5 million, with a valuation allowance of $53.0 million at June 30, 2025. Old National recorded provision expense associated with these loans totaling $15.0 million and $24.6 million for the three and six months ended June 30, 2025, respectively, compared to $7.4 million and $17.0 million for the three and six months ended June 30, 2024, respectively.
Other real estate owned and other repossessed property is measured at fair value less costs to sell on a non-recurring basis and had a net carrying amount of $2.8 million at June 30, 2025. There were $0.5 million of write-downs on other real estate owned for the three and six months ended June 30, 2025, respectively, compared to $0.4 million for the three and six months ended June 30, 2024.
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

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
June 30, 2025
Collateral Dependent Loans
Commercial loans	$51,725	Discounted	Discount for type of property,	11% - 50% (30%)
		cash flow	age of appraisal, and current status
Commercial real estate loans	108,763	Discounted	Discount for type of property,	0% - 32% (11%)
		cash flow	age of appraisal, and current status
Foreclosed Assets
Commercial real estate	975	Fair value of	Discount for type of property,	28%
		collateral	age of appraisal, and current status
Residential (2)	1,809	Fair value of	Discount for type of property,	24% (24%)
		collateral	age of appraisal, and current status
December 31, 2024
Collateral Dependent Loans
Commercial loans	$33,658	Discounted	Discount for type of property,	9% - 49% (31%)
		cash flow	age of appraisal, and current status
Commercial real estate loans	121,393	Discounted	Discount for type of property,	3% - 46% (18%)
		cash flow	age of appraisal, and current status
Foreclosed Assets
Commercial real estate (2)	975	Fair value of	Discount for type of property,	28%
		collateral	age of appraisal, and current status
Residential (2)	244	Fair value of	Discount for type of property,	24%
		collateral	age of appraisal, and current status
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)There was only one foreclosed commercial real estate property at June 30, 2025 and December 31, 2024 with write-downs during the six months ended June 30, 2025 and the year ended December 31, 2024, respectively, so no range or weighted average is reported.
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
Loans Held-For-Sale
Old National has elected the fair value option for loans held-for-sale. For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status). None of these loans are 90 days or more past due, nor are any on nonaccrual status. Interest income for loans held-for-sale is included in the income statement totaling $1.1 million and $1.7 million for the three and six months ended June 30, 2025, respectively, compared to $0.5 million and $0.8 million for the three and six months ended June 30, 2024, respectively.
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

The difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was as follows:

(dollars in thousands)	Aggregate Fair Value	Difference	Contractual Principal
June 30, 2025
Loans held-for-sale	$77,618	$1,749	$75,869
December 31, 2024
Loans held-for-sale	$34,483	$271	$34,212
Accrued interest at period end is included in the fair value of the instruments.
The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value:

(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Three Months Ended June 30, 2025
Loans held-for-sale	$783	$101	$—	$884

Three Months Ended June 30, 2024
Loans held-for-sale	$105	$6	$—	$111

Six Months Ended June 30, 2025
Loans held-for-sale	$1,386	$101	$(9)	$1,478

Six Months Ended June 30, 2024
Loans held-for-sale	$(97)	$6	$(5)	$(96)

Financial Instruments Not Carried at Fair Value
The carrying amounts and estimated fair values of financial instruments not carried at fair value were as follows:

		Fair Value Measurements at June 30, 2025 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$1,808,571	$1,808,571	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	836,662	—	694,377	—
Mortgage-backed securities - Agency	941,464	—	796,079	—
State and political subdivisions	1,148,242	—	979,891	—
Loans, net:
Commercial	14,445,657	—	—	14,450,834
Commercial real estate	21,584,336	—	—	21,549,689
Residential real estate	8,180,392	—	—	7,426,652
Consumer credit	3,127,325	—	—	2,991,794
Accrued interest receivable	270,373	898	76,033	193,442
Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$12,652,556	$12,652,556	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	32,493,898	32,493,898	—	—
Time deposits	9,211,229	—	9,169,678	—
Federal funds purchased and interbank borrowings	340,246	340,246	—	—
Securities sold under agreements to repurchase	297,637	297,637	—	—
FHLB advances	5,835,918	—	5,796,841	—
Other borrowings	872,297	—	874,585	—
Accrued interest payable	67,275	—	67,275	—
Standby letters of credit	1,804	—	—	1,804

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$6,271

		Fair Value Measurements at December 31, 2024 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$1,227,968	$1,227,968	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	832,984	—	664,331	—
Mortgage-backed securities - Agency	970,212	—	800,666	—
State and political subdivisions	1,151,685	—	1,006,141	—
Loans, net:
Commercial	10,138,241	—	—	10,158,299
Commercial real estate	16,105,961	—	—	15,961,968
Residential real estate	6,774,664	—	—	6,080,709
Consumer credit	2,874,499	—	—	2,800,060
Accrued interest receivable	233,010	912	60,459	171,639
Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$9,399,019	$9,399,019	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	24,668,802	24,668,802	—	—
Time deposits	6,755,739	—	6,727,453	—
Federal funds purchased and interbank borrowings	385	385	—	—
Securities sold under agreements to repurchase	268,975	268,975	—	—
FHLB advances	4,452,559	—	4,340,188	—
Other borrowings	689,618	—	689,246	—
Accrued interest payable	65,057	—	65,057	—
Standby letters of credit	1,742	—	—	1,742

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$3,403
The methods utilized to measure the fair value of financial instruments at June 30, 2025 and December 31, 2024 represent an approximation of exit price, however, an actual exit price may differ.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is an analysis generally discussing our results of operations for the three and six months ended June 30, 2025 compared to the same periods in 2024, and financial condition as of June 30, 2025 compared to December 31, 2024. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes, as well as our annual report on Form 10-K for the year ended December 31, 2024 (“2024 Annual Report on Form 10-K”).
FORWARD-LOOKING STATEMENTS
This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), Section 27A of the Securities Act of 1933 and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934 and Rule 3b-6 promulgated thereunder, notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in our future filings with the SEC, in press releases, and in oral and written statements made by us that are not statements of historical fact and constitute forward‐looking statements within the meaning of the Act. These statements include, but are not limited to, descriptions of Old National’s financial condition, results of operations, asset and credit quality trends, profitability and business plans or opportunities. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “guidance,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “should,” “would,” and “will,” and other words of similar meaning. These forward-looking statements express management’s current expectations or forecasts of future events and, by their nature, are subject to risks and uncertainties. There are a number of factors that could cause actual results or outcomes to differ materially from those in such statements, including, but not limited to: competition; government legislation, regulations and policies, including trade and tariff policies; the ability of Old National to execute its business plan; unanticipated changes in our liquidity position, including but not limited to changes in our access to sources of liquidity and capital to address our liquidity needs; changes in economic conditions and economic and business uncertainty which could materially impact credit quality trends and the ability to generate loans and gather deposits; inflation and governmental responses to inflation, including increasing interest rates; market, economic, operational, liquidity, credit, and interest rate risks associated with our business; our ability to successfully manage our credit risk and the sufficiency of our allowance for credit losses; the expected cost savings, synergies and other financial benefits from the Merger between Old National and Bremer not being realized within the expected time frames and costs or difficulties relating to integration matters being greater than expected; potential adverse reactions or changes to business or employee relationships, including those resulting from the completion of the Merger; the impact of purchase accounting with respect to the Merger, or any change in the assumptions used regarding the assets acquired and liabilities assumed to determine their fair value and credit marks; the potential impact of future business combinations on our performance and financial condition, including our ability to successfully integrate the businesses, the success of revenue-generating and cost reduction initiatives and the diversion of management’s attention from ongoing business operations and opportunities; failure or circumvention of our internal controls; operational risks or risk management failures by us or critical third parties, including without limitation with respect to data processing, information systems, cybersecurity, technological changes, vendor issues, business interruption, and fraud risks; significant changes in accounting, tax or regulatory practices or requirements; new legal obligations or liabilities; disruptive technologies in payment systems and other services traditionally provided by banks; failure or disruption of our information systems; computer hacking and other cybersecurity threats; the effects of climate change on Old National and its customers, borrowers, or service providers; the impacts of pandemics, epidemics and other infectious disease outbreaks; other matters discussed in this report; and other factors identified in our Annual Report on Form 10-K for the year ended December 31, 2024 and other filings with the SEC. These forward-looking statements are made only as of the date of this report and are not guarantees of future results, performance, or outcomes.
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

FINANCIAL HIGHLIGHTS
The following table sets forth certain financial highlights of Old National for the previous five quarters:

	Three Months Ended
(dollars and shares in thousands, except per share data)	June 30,	March 31,	December 31,	September 30,	June 30,
	2025	2025	2024	2024	2024
Income Statement:
Net interest income	$514,790	$387,643	$394,180	$391,724	$388,421
Taxable equivalent adjustment (1) (3)	7,063	5,360	5,777	6,144	6,340
Net interest income - taxable equivalent basis (3)	521,853	393,003	399,957	397,868	394,761
Provision for credit losses	106,835	31,403	27,017	28,497	36,214
Noninterest income	132,517	93,794	95,766	94,138	87,271
Noninterest expense	384,766	268,471	276,824	272,283	282,999
Net income available to common shareholders	121,375	140,625	149,839	139,768	117,196
Per Common Share Data:
Weighted average diluted common shares	361,436	321,016	318,803	317,331	316,461
Net income (diluted)	$0.34	$0.44	$0.47	$0.44	$0.37
Cash dividends	0.14	0.14	0.14	0.14	0.14
Common dividend payout ratio (2)	41%	32%	30%	32%	38%
Book value	$20.12	$19.71	$19.11	$19.20	$18.28
Stock price	21.34	21.19	21.71	18.66	17.19
Tangible common book value (3)	12.60	12.54	11.91	11.97	11.05
Performance Ratios:
Return on average assets	0.77%	1.08%	1.14%	1.08%	0.92%
Return on average common equity	6.74	9.11	9.83	9.40	8.17
Return on average tangible common equity (3)	12.00	15.02	16.37	15.96	14.07
Net interest margin (3)	3.53	3.27	3.30	3.32	3.33
Efficiency ratio (3)	55.80	53.74	54.37	53.83	57.17
Net charge-offs to average loans	0.24	0.24	0.21	0.19	0.16
Allowance for credit losses on loans to ending loans	1.18	1.10	1.08	1.05	1.01
Allowance for credit losses (4) to ending loans	1.24	1.16	1.14	1.12	1.08
Non-performing loans to ending loans	1.24	1.29	1.23	1.22	0.94
Balance Sheet:
Total loans	$47,902,819	$36,413,944	$36,285,887	$36,400,643	$36,150,513
Total assets	70,979,805	53,877,944	53,552,272	53,602,293	53,119,645
Total deposits	54,357,683	41,034,572	40,823,560	40,845,746	39,999,228
Total borrowed funds	7,346,098	5,447,054	5,411,537	5,449,096	6,085,204
Total shareholders’ equity	8,126,387	6,534,654	6,340,350	6,367,298	6,075,072
Capital Ratios:
Risk-based capital ratios:
Tier 1 common equity	10.74%	11.62%	11.38%	11.00%	10.73%
Tier 1	11.20	12.23	11.98	11.60	11.33
Total	12.59	13.68	13.37	12.94	12.71
Leverage ratio (to average assets)	9.26	9.44	9.21	9.05	8.90
Total equity to assets (averages)	11.38	12.01	11.78	11.60	11.31
Tangible common equity to tangible assets (3)	7.26	7.76	7.41	7.44	6.94
Nonfinancial Data:
Full-time equivalent employees	5,313	4,028	4,066	4,105	4,267
Banking centers	351	280	280	280	280
(1)Calculated using the federal statutory tax rate in effect of 21% for all periods.
(2)Cash dividends per common share divided by net income per common share (basic).
(3)Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.
(4)Includes the allowance for credit losses on loans and unfunded loan commitments.

The following table sets forth certain financial highlights of Old National for the year-to-date periods:

	Six Months Ended June 30,
(dollars and shares in thousands, except per share data)	2025	2024
Income Statement:
Net interest income	$902,433	$744,879
Taxable equivalent adjustment (1) (3)	12,423	12,593
Net interest income - taxable equivalent basis (3)	914,856	757,472
Provision for credit losses	138,238	55,105
Noninterest income	226,311	164,793
Noninterest expense	653,237	545,316
Net income available to common shareholders	262,000	233,446
Per Common Share Data:
Weighted average diluted common shares	340,250	304,207
Net income (diluted)	$0.77	$0.77
Cash dividends	0.28	0.28
Common dividend payout ratio (2)	36%	36%
Book value	$20.12	$18.28
Stock price	21.34	17.19
Tangible common book value (3)	12.60	11.05
Performance Ratios:
Return on average assets	0.91%	0.95%
Return on average common equity	7.83	8.45
Return on average tangible common equity (3)	13.39	14.48
Net interest margin (3)	3.41	3.31
Efficiency ratio (3)	54.92	57.73
Net charge-offs (recoveries) to average loans	0.24	0.15
Allowance for credit losses on loans to ending loans	1.18	1.01
Allowance for credit losses (4) to ending loans	1.24	1.08
Non-performing loans to ending loans	1.24	0.94
Balance Sheet:
Total loans	$47,902,819	$36,150,513
Total assets	70,979,805	53,119,645
Total deposits	54,357,683	39,999,228
Total borrowed funds	7,346,098	6,085,204
Total shareholders’ equity	8,126,387	6,075,072
Capital Ratios:
Risk-based capital ratios:
Tier 1 common equity	10.74%	10.73%
Tier 1	11.20	11.33
Total	12.59	12.71
Leverage ratio (to average assets)	9.26	8.90
Total equity to assets (averages)	11.66	11.31
Tangible common equity to tangible assets (3)	7.26	6.94
Nonfinancial Data:
Full-time equivalent employees	5,313	4,267
Banking centers	351	280
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
The Company presents net income per common share and net income applicable to common shares, adjusted for certain notable items. These items include CECL Day 1 non-PCD provision expense, merger-related charges associated with completed and pending acquisitions, a pension plan gain, debt securities gains/losses, separation expense, distribution of excess pension assets expense, and FDIC special assessment expense. Management believes excluding these items from net income per common share and net income applicable to common shares may be useful in assessing the Company’s underlying operational performance since these items do not pertain to its core business operations and their exclusion may facilitate better comparability between periods. Management believes that excluding merger-related charges from these metrics may be useful to the Company, as well as analysts and investors, since these expenses can vary significantly based on the size, type, and structure of each acquisition. Additionally, management believes excluding these items from these metrics may enhance comparability for peer comparison purposes.
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

The following table presents GAAP to non-GAAP reconciliations for the previous five quarters:

	Three Months Ended
(dollars and shares in thousands, except per share data)	June 30,	March 31,	December 31,	September 30,	June 30,
	2025	2025	2024	2024	2024
Net income per common share:
Net income applicable to common shares	$121,375	$140,625	$149,839	$139,768	$117,196
Adjustments:
CECL Day 1 non-PCD provision expense	75,604	—	—	—	15,312
Merger-related charges	41,206	5,856	8,117	6,860	19,440
Debt securities (gains) losses	41	76	122	76	(2)
Pension plan gain	(21,001)	—	—	—	—
Separation expense	—	—	—	2,646	—
Less: tax effect on net total adjustments (2)	(26,372)	(1,103)	(2,089)	(2,134)	(7,888)
Net income applicable to common shares, adjusted (1)	$190,853	$145,454	$155,989	$147,216	$144,058
Weighted average diluted common shares outstanding	361,436	321,016	318,803	317,331	316,461
Net income per common share, diluted	$0.34	$0.44	$0.47	$0.44	$0.37
Adjusted net income per common share, diluted (1)	$0.53	$0.45	$0.49	$0.46	$0.46
Tangible common book value:
Shareholders’ common equity	$7,882,668	$6,290,935	$6,096,631	$6,123,579	$5,831,353
Deduct: Goodwill and intangible assets	2,944,372	2,289,268	2,296,098	2,305,084	2,306,204
Tangible shareholders’ common equity (1)	$4,938,296	$4,001,667	$3,800,533	$3,818,495	$3,525,149
Period end common shares	391,818	319,236	318,980	318,955	318,969
Tangible common book value (1)	12.60	12.54	11.91	11.97	11.05
Return on average tangible common equity:
Net income applicable to common shares	$121,375	$140,625	$149,839	$139,768	$117,196
Add: Intangible amortization (net of tax) (2)	14,722	5,122	5,428	5,558	5,569
Tangible net income (1)	$136,097	$145,747	$155,267	$145,326	$122,765
Average shareholders’ common equity	$7,208,397	$6,172,766	$6,095,234	$5,946,352	$5,735,257
Deduct: Average goodwill and intangible assets	2,670,710	2,292,526	2,301,177	2,304,597	2,245,405
Average tangible shareholders’ common equity (1)	$4,537,687	$3,880,240	$3,794,057	$3,641,755	$3,489,852
Return on average tangible common equity (1)	12.00%	15.02%	16.37%	15.96%	14.07%
Net interest margin:
Net interest income	$514,790	$387,643	$394,180	$391,724	$388,421
Taxable equivalent adjustment	7,063	5,360	5,777	6,144	6,340
Net interest income - taxable equivalent basis (1)	$521,853	$393,003	$399,957	$397,868	$394,761
Average earning assets	$59,061,249	$48,077,320	$48,411,803	$47,905,463	$47,406,849
Net interest margin (1)	3.53%	3.27%	3.30%	3.32%	3.33%
Efficiency ratio:
Noninterest expense	$384,766	$268,471	$276,824	$272,283	$282,999
Deduct: Intangible amortization expense	19,630	6,830	7,237	7,411	7,425
Adjusted noninterest expense (1)	$365,136	$261,641	$269,587	$264,872	$275,574
Net interest income - taxable equivalent basis (1) (see above)	$521,853	$393,003	$399,957	$397,868	$394,761
Noninterest income	132,517	93,794	95,766	94,138	87,271
Deduct: Debt securities gains (losses), net	(41)	(76)	(122)	(76)	2
Adjusted total revenue (1)	$654,411	$486,873	$495,845	$492,082	$482,030
Efficiency ratio (1)	55.80%	53.74%	54.37%	53.83%	57.17%
Tangible common equity to tangible assets:
Tangible shareholders’ equity (1) (see above)	$4,938,296	$4,001,667	$3,800,533	$3,818,495	$3,525,149
Assets	$70,979,805	$53,877,944	$53,552,272	$53,602,293	$53,119,645
Deduct: Goodwill and intangible assets	2,944,372	2,289,268	2,296,098	2,305,084	2,306,204
Tangible assets (1)	$68,035,433	$51,588,676	$51,256,174	$51,297,209	$50,813,441
Tangible common equity to tangible assets (1)	7.26%	7.76%	7.41%	7.44%	6.94%
(1)Represents a non-GAAP financial measure.
(2)Calculated using management’s estimate of the annual fully taxable equivalent income tax rates (federal and state).

The following table presents GAAP to non-GAAP reconciliations for the year-to-date periods:

	Six Months Ended June 30,
(dollars and shares in thousands, except per share data)	2025	2024
Net income per common share:
Net income applicable to common shares	$262,000	$233,446
Adjustments:
CECL Day 1 non-PCD provision expense	75,604	15,312
Merger-related charges	47,062	22,348
Debt securities (gains) losses	117	14
Pension plan gain	(21,001)	—
Distribution of excess pension assets expense	—	13,318
FDIC special assessment	—	2,994
Less: tax effect on net total adjustments (2)	(27,475)	(12,583)
Net income applicable to common shares, adjusted (1)	$336,307	$274,849
Weighted average diluted common shares outstanding	340,250	304,207
Net income per common share, diluted	$0.77	$0.77
Adjusted net income per common share, diluted (1)	$0.99	$0.90
Tangible common book value:
Shareholders’ common equity	$7,882,668	$5,831,353
Deduct: Goodwill and intangible assets	2,944,372	2,306,204
Tangible shareholders’ common equity (1)	$4,938,296	$3,525,149
Period end common shares	391,818	318,969
Tangible common book value (1)	12.60	11.05
Return on average tangible common equity:
Net income applicable to common shares	$262,000	$233,446
Add: Intangible amortization (net of tax) (2)	19,845	9,660
Tangible net income (1)	$281,845	$243,106
Average shareholders’ common equity	$6,693,442	$5,528,540
Deduct: Average goodwill and intangible assets	2,482,663	2,171,872
Average tangible shareholders’ common equity (1)	$4,210,779	$3,356,668
Return on average tangible common equity (1)	13.39%	14.48%
Net interest margin:
Net interest income	$902,433	$744,879
Taxable equivalent adjustment	12,423	12,593
Net interest income - taxable equivalent basis (1)	$914,856	$757,472
Average earning assets	$53,599,627	$45,790,964
Net interest margin (1)	3.41%	3.31%
Efficiency ratio:
Noninterest expense	$653,237	$545,316
Deduct: Intangible amortization expense	26,460	12,880
Adjusted noninterest expense (1)	$626,777	$532,436
Net interest income - taxable equivalent basis (1) (see above)	$914,856	$757,472
Noninterest income	226,311	164,793
Deduct: Debt securities gains (losses), net	(117)	(14)
Adjusted total revenue (1)	$1,141,284	$922,279
Efficiency ratio (1)	54.92%	57.73%
Tangible common equity to tangible assets:
Tangible shareholders’ equity (1) (see above)	$4,938,296	$3,525,149
Assets	$70,979,805	$53,119,645
Deduct: Goodwill and intangible assets	2,944,372	2,306,204
Tangible assets (1)	$68,035,433	$50,813,441
Tangible common equity to tangible assets (1)	7.26%	6.94%
(1)Represents a non-GAAP financial measure.
(2)Calculated using management’s estimate of the annual fully taxable equivalent income tax rates (federal and state).

EXECUTIVE SUMMARY
Old National is the fifth largest commercial bank headquartered in the Midwest by asset size and ranks among the top 25 banking companies headquartered in the United States with consolidated assets of $71.0 billion at June 30, 2025. The Company’s corporate headquarters and principal executive office are located in Evansville, Indiana with commercial and consumer banking operations headquartered in Chicago, Illinois. Through our wholly owned banking subsidiary and non-bank affiliates, we provide a wide range of services primarily throughout the Midwest and Southeast regions of the United States. In addition to providing extensive services in consumer and commercial banking, Old National offers comprehensive wealth management and capital markets services.
Net income applicable to common shares for the second quarter of 2025 was $121.4 million, or $0.34 per diluted common share, compared to $140.6 million, or $0.44 per diluted common share, for the first quarter of 2025.
Results for the second quarter of 2025 were impacted by the following pre-tax items as a result of Old National’s acquisition of Bremer Financial Corporation (“Bremer”) on May 1, 2025: $41.2 million in merger-related expenses, $75.6 million of CECL Day 1 non-PCD provision expense related to the allowance for credit losses established on acquired non-PCD loans (including unfunded commitments), and a $21.0 million gain associated with the freezing of benefits of the Bremer pension plan. Results for the first quarter of 2025 were impacted by $5.9 million of merger-related expenses and $0.1 million of net securities losses. Excluding these items, net income applicable to common shares for the second quarter of 2025 was $190.9 million, or $0.53 per diluted common share on an adjusted basis1, compared to $145.5 million, or $0.45 per diluted common share on an adjusted basis1, for the first quarter of 2025.
Our results for the second quarter of 2025 include two months of Bremer operations and reflect organic growth in total loans, deposits, and net interest income, disciplined expense management, and strong credit quality and capital.
Deposits:  Period-end total deposits increased $13.3 billion to $54.4 billion at June 30, 2025 compared to March 31, 2025. Excluding Bremer deposits assumed and brokered deposits, period-end deposits were up 1% annualized.
Loans:  Our loan balances, excluding loans held-for-sale, increased $11.5 billion to $47.9 billion at June 30, 2025 compared to March 31, 2025. Excluding $11.2 billion of Bremer loans acquired, period-end total loans were up 4% annualized.
Net Interest Income: Net interest income increased $127.1 million to $514.8 million compared to the first quarter of 2025 driven by Bremer, organic loan growth, and higher asset yields, partly offset by higher funding costs.
Provision for Credit Losses:  Provision for credit losses was $106.8 million. Excluding $75.6 million of CECL Day 1 non-PCD provision expense related to the allowance for credit losses established on acquired non-PCD Bremer loans (including unfunded loan commitments), provision was $31.2 million compared to $31.4 million in the first quarter of 2025.
Noninterest Income:  Noninterest income increased $38.7 million to $132.5 million compared to the first quarter of 2025 reflecting Bremer and organic growth of fee-based businesses.
Noninterest Expense:  Noninterest expense increased $116.3 million compared to the first quarter of 2025. In the second quarter of 2025, noninterest expense included $41.2 million of merger-related expenses compared to $5.9 million of merger-related expenses in the first quarter of 2025. Excluding these expenses, noninterest expense was $343.6 million for the second quarter of 2025, an increase of $80.9 million from $262.6 million for the first quarter of 2025 driven by Bremer-related operating costs and additional intangibles amortization.
(1)Represents a non-GAAP financial measure. Refer to “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.

BREMER ACQUISITION
On May 1, 2025, Old National completed its acquisition of Bremer, and its wholly owned banking subsidiary, Bremer Bank, National Association. At closing, Bremer had approximately $16.3 billion of total assets, $11.1 billion of total loans, and $12.9 billion of deposits. The consideration paid totaled $1.3 billion and consisted of 50.2 million shares of Old National common stock and $314.6 million of cash. The majority of system conversions related to the acquisition are anticipated to be completed in mid-October 2025.
RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National:

(dollars in thousands, except per share data)	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2024		2025	2024
Income Statement Summary:
Net interest income	$514,790	$388,421	32.5%	$902,433	$744,879	21.2%
Provision for credit losses	106,835	36,214	195.0	138,238	55,105	150.9
Noninterest income	132,517	87,271	51.8	226,311	164,793	37.3
Noninterest expense	384,766	282,999	36.0	653,237	545,316	19.8
Net income applicable to common shareholders	121,375	117,196	3.6	262,000	233,446	12.2
Net income per common share - diluted	0.34	0.37	(8.1)	0.77	0.77	—
Other Data:
Return on average common equity	6.74%	8.17%		7.83%	8.45%
Return on average tangible common equity (1)	12.00	14.07		13.39	14.48
Efficiency ratio (1)	55.80	57.17		54.92	57.73
Tier 1 leverage ratio	9.26	8.90		9.26	8.90
Net charge-offs to average loans	0.24	0.16		0.24	0.15
(1)Represents a non-GAAP financial measure. Refer to “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.
Net Interest Income
Net interest income is the most significant component of our earnings, comprising 80% of revenues for the six months ended June 30, 2025. Net interest income and net interest margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of interest-earning assets and interest-bearing liabilities.
The Federal Reserve held its interest rates steady during the second quarter of 2025 and decreased interest rates compared to June 30, 2024. The Federal Reserve’s Federal Funds Rate is currently in a target range of 4.25% to 4.50%, with the Effective Federal Funds Rate of 4.33% at June 30, 2025 compared to 5.33% at June 30, 2024. Management actively takes balance sheet restructuring, derivative, and deposit pricing actions to help mitigate interest rate risk. See the section of this Item 7 titled “Market Risk” for additional information regarding this risk.
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

(Tax equivalent basis, dollars in thousands)	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
Earning Assets	Average Balance	Income (1)/ Expense	Yield/ Rate	Average Balance	Income (1)/ Expense	Yield/ Rate
Money market and other interest-earning investments	$1,424,700	$14,791	4.16%	$814,944	$11,311	5.58%
Investment securities:
Treasury and government sponsored agencies	2,396,691	20,820	3.47%	2,208,935	21,531	3.90%
Mortgage-backed securities	8,567,318	87,734	4.10%	5,828,225	47,904	3.29%
States and political subdivisions	1,596,899	13,402	3.36%	1,686,994	14,290	3.39%
Other securities	970,581	15,770	6.50%	788,571	12,583	6.38%
Total investment securities	13,531,489	137,726	4.07%	10,512,725	96,308	3.66%
Loans: (2)
Commercial	13,240,876	219,446	6.63%	10,345,098	183,425	7.09%
Commercial real estate	20,022,403	316,422	6.32%	15,870,809	260,407	6.56%
Residential real estate loans	7,792,440	88,852	4.56%	6,952,942	67,683	3.89%
Consumer	3,049,341	54,787	7.21%	2,910,331	50,869	7.03%
Total loans	44,105,060	679,507	6.16%	36,079,180	562,384	6.24%
Total earning assets	59,061,249	$832,024	5.64%	47,406,849	$670,003	5.66%
Deduct: Allowance for credit losses on loans	(404,871)			(331,043)
Non-Earning Assets
Cash and due from banks	426,513			430,256
Other assets	6,403,239			5,341,022
Total assets	$65,486,130			$52,847,084

Interest-Bearing Liabilities
Checking and NOW accounts	$8,594,591	$29,291	1.37%	$8,189,454	$34,398	1.69%
Savings accounts	4,968,232	3,777	0.30%	5,044,800	5,254	0.42%
Money market accounts	15,055,735	110,933	2.96%	10,728,156	102,560	3.84%
Time deposits, excluding brokered deposits	7,092,124	67,204	3.80%	5,358,103	56,586	4.25%
Brokered deposits	2,530,726	28,883	4.58%	1,244,237	17,008	5.50%
Total interest-bearing deposits	38,241,408	240,088	2.52%	30,564,750	215,806	2.84%
Federal funds purchased and interbank borrowings	88,603	953	4.31%	148,835	1,986	5.37%
Securities sold under agreements to repurchase	295,948	636	0.86%	249,939	639	1.03%
FHLB advances	6,037,462	59,042	3.92%	4,473,978	44,643	4.01%
Other borrowings	828,214	9,452	4.58%	891,609	12,168	5.49%
Total borrowed funds	7,250,227	70,083	3.88%	5,764,361	59,436	4.15%
Total interest-bearing liabilities	$45,491,635	$310,171	2.73%	$36,329,111	$275,242	3.05%

Noninterest-Bearing Liabilities and Shareholders’ Equity
Demand deposits	$11,568,854			$9,558,675
Other liabilities	973,525			980,322
Shareholders’ equity	7,452,116			5,978,976
Total liabilities and shareholders’ equity	$65,486,130			$52,847,084

Net interest income - taxable equivalent basis		$521,853	3.53%		$394,761	3.33%
Taxable equivalent adjustment		(7,063)			(6,340)
Net interest income (GAAP)		$514,790	3.49%		$388,421	3.28%
(1)Interest income is reflected on a fully taxable equivalent basis.
(2)Includes loans held-for-sale.

(Tax equivalent basis, dollars in thousands)	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
Earning Assets	Average Balance	Income (1)/ Expense	Yield/ Rate	Average Balance	Income (1)/ Expense	Yield/ Rate
Money market and other interest-earning investments	$1,109,634	$23,606	4.29%	$786,094	$21,296	5.45%
Investment securities:
Treasury and government sponsored agencies	2,357,995	40,839	3.46%	2,285,706	44,797	3.92%
Mortgage-backed securities	7,433,868	142,257	3.83%	5,592,655	86,792	3.10%
States and political subdivisions	1,603,821	26,644	3.32%	1,683,585	28,266	3.36%
Other securities	871,262	26,282	6.03%	779,504	24,756	6.35%
Total investment securities	12,266,946	236,022	3.85%	10,341,450	184,611	3.57%
Loans: (2)
Commercial	11,827,287	385,041	6.51%	9,942,741	350,688	7.05%
Commercial real estate	18,128,526	562,357	6.20%	15,119,590	490,493	6.49%
Residential real estate loans	7,306,465	156,500	4.28%	6,823,378	130,686	3.83%
Consumer	2,960,769	104,257	7.10%	2,777,711	94,463	6.84%
Total loans	40,223,047	1,208,155	6.01%	34,663,420	1,066,330	6.16%
Total earning assets	53,599,627	$1,467,783	5.48%	45,790,964	$1,272,237	5.56%
Deduct: Allowance for credit losses on loans	(401,835)			(322,256)
Non-Earning Assets
Cash and due from banks	399,620			396,466
Other assets	5,901,705			5,151,308
Total assets	$59,499,117			$51,016,482

Interest-Bearing Liabilities
Checking and NOW	$8,063,393	$53,141	1.33%	$7,665,327	$59,650	1.56%
Savings	4,830,998	7,385	0.31%	5,035,100	10,271	0.41%
Money market	13,369,560	199,314	3.01%	10,322,808	196,773	3.83%
Time deposits, excluding brokered deposits	6,547,143	123,689	3.81%	5,023,620	104,018	4.16%
Brokered deposits	2,041,459	47,054	4.65%	1,145,744	30,533	5.36%
Total interest-bearing deposits	34,852,553	430,583	2.49%	29,192,599	401,245	2.76%
Federal funds purchased and interbank borrowings	118,202	2,578	4.40%	108,962	2,947	5.44%
Securities sold under agreements to repurchase	284,518	1,187	0.84%	273,088	1,556	1.15%
FHLB advances	5,255,372	100,938	3.87%	4,430,236	85,810	3.90%
Other borrowings	752,408	17,641	4.73%	858,727	23,207	5.43%
Total borrowed funds	6,410,500	122,344	3.85%	5,671,013	113,520	4.03%
Total interest-bearing liabilities	$41,263,053	$552,927	2.70%	$34,863,612	$514,765	2.97%

Noninterest-Bearing Liabilities and Shareholders’ Equity
Demand deposits	$10,339,594			$9,408,406
Other liabilities	959,309			972,205
Shareholders’ equity	6,937,161			5,772,259
Total liabilities and shareholders’ equity	$59,499,117			$51,016,482

Net interest income - taxable equivalent basis		$914,856	3.41%		$757,472	3.31%
Taxable equivalent adjustment		(12,423)			(12,593)
Net interest income (GAAP)		$902,433	3.37%		$744,879	3.25%
(1)Interest income is reflected on a fully taxable equivalent basis.
(2)Includes loans held-for-sale.

The following table presents the dollar amount of changes in taxable equivalent net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid.

	From Three Months Ended June 30, 2024 to Three Months Ended June 30, 2025			From Six Months Ended June 30, 2024 to Six Months Ended June 30, 2025
	Total Change (1)	Attributed to		Total Change (1)	Attributed to
(dollars in thousands)		Volume	Rate		Volume	Rate
Interest Income
Money market and other interest-earning investments	$3,480	$7,439	$(3,959)	$2,310	$7,837	$(5,527)
Investment securities (2)	41,418	29,191	12,227	51,411	35,711	15,700
Loans (3)	117,123	124,592	(7,469)	141,825	169,394	(27,569)
Total interest income	162,021	161,222	799	195,546	212,942	(17,396)
Interest Expense
Checking and NOW deposits	(5,107)	1,602	(6,709)	(6,509)	2,824	(9,333)
Savings deposits	(1,477)	(60)	(1,417)	(2,886)	(369)	(2,517)
Money market deposits	8,373	36,916	(28,543)	2,541	51,811	(49,270)
Time deposits, excluding brokered deposits	10,618	17,508	(6,890)	19,671	30,143	(10,472)
Brokered deposits	11,875	16,209	(4,334)	16,521	22,297	(5,776)
Federal funds purchased and interbank borrowings	(1,033)	(725)	(308)	(369)	224	(593)
Securities sold under agreements to repurchase	(3)	109	(112)	(369)	56	(425)
FHLB advances	14,399	15,551	(1,152)	15,128	15,842	(714)
Other borrowings	(2,716)	(777)	(1,939)	(5,566)	(2,710)	(2,856)
Total interest expense	34,929	86,333	(51,404)	38,162	120,118	(81,956)
Net interest income	$127,092	$74,889	$52,203	$157,384	$92,824	$64,560
(1)The variance not solely due to rate or volume is allocated equally between the rate and volume variances.
(2)Interest income on investment securities includes taxable equivalent adjustments of $2.7 million and $5.3 million during the three and six months ended June 30, 2025, respectively, and $2.8 million and $5.6 million during the three and six months ended June 30, 2024, respectively; using the federal statutory rate in effect of 21%.
(3)Interest income on loans includes taxable equivalent adjustments of $4.4 million and $7.1 million during the three and six months ended June 30, 2025, respectively, and $3.5 million and $7.0 million during the three and six months ended June 30, 2024, respectively; using the federal statutory rate in effect of 21%.
The increase in net interest income for the three and six months ended June 30, 2025 compared to the same periods in 2024 was driven by the acquisition of Bremer as well as strong loan growth, and lower costs of average interest-bearing liabilities, partially offset by higher balances of average interest-bearing liabilities.
The increase in net interest margin on a fully taxable equivalent basis for the three and six months ended June 30, 2025 compared to the same periods in 2024 was primarily due to Bremer, loan growth, and lower costs of average interest-bearing liabilities, partially offset by higher balances of average interest-bearing liabilities. The yield on interest earning assets decreased 2 basis points and the cost of interest-bearing liabilities decreased 32 basis points in the three months ended June 30, 2025 compared to the same quarter a year ago. The yield on interest earning assets decreased 8 basis points and the cost of interest-bearing liabilities decreased 27 basis points in the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Average earning assets increased $11.7 billion, and $7.8 billion for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024 primarily due to Bremer loans and securities acquired as well as strong loan growth.
Average loans, including loans held-for-sale, increased $8.0 billion and $5.6 billion for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024 primarily due to Bremer loans acquired as well as strong commercial and commercial real estate loan growth. Bremer loans totaled $11.2 billion at the close of the acquisition.

Average noninterest-bearing deposits increased $2.0 billion while average interest-bearing deposits increased $7.7 billion for the three months ended June 30, 2025 when compared to the same period in 2024 reflecting Bremer deposits assumed and organic growth. Average noninterest-bearing deposits increased $931.2 million while average interest-bearing deposits increased $5.7 billion for the six months ended June 30, 2025 when compared to the same period in 2024 reflecting Bremer deposits assumed and organic growth. Bremer deposits assumed totaled $12.9 billion at the close of the acquisition.
Provision for Credit Losses
The following table details the components of the provision for credit losses:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(dollars in thousands)	2025	2024	Change	2025	2024	Change
Provision for credit losses on loans	$99,263	$36,745	170.1%	$130,289	$60,598	115.0%
Provision (release) for credit losses on unfunded loan commitments	7,572	(531)	(1,526.0)	7,949	(5,493)	(244.7)
Total provision for credit losses	$106,835	$36,214	195.0%	$138,238	$55,105	150.9%

Net (charge-offs) recoveries on non-PCD loans	$(23,363)	$(9,821)	137.9%	$(42,199)	$(15,882)	165.7%
Net (charge-offs) recoveries on PCD loans	(3,165)	(4,224)	(25.1)	(5,945)	(9,913)	(40.0)
Total net (charge-offs) recoveries on loans	$(26,528)	$(14,045)	88.9%	$(48,144)	$(25,795)	86.6%
Net charge-offs (recoveries) to average loans	0.24%	0.16%	54.5%	0.24%	0.15%	60.9
Total provision for credit losses on loans increased in the three and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to $75.6 million to establish an allowance for credit losses on non-PCD Bremer loans and unfunded loan commitments acquired. In addition, higher net charge-offs and macroeconomic factors contributed to the increases. The provision for credit losses on loans in the three and six months ended June 30, 2024 included $15.3 million to establish an allowance for credit losses on non-PCD CapStar loans acquired. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, provision expense may be volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.
Noninterest Income
We generate revenues in the form of noninterest income through client fees, sales commissions, and gains and losses from our core banking franchise and other related businesses, such as wealth management, investment consulting, and investment products. The following table details the components in noninterest income:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(dollars in thousands)	2025	2024	Change	2025	2024	Change
Wealth and investment services fees	$35,817	$29,358	22.0%	$65,465	$57,662	13.5%
Service charges on deposit accounts	23,878	19,350	23.4	45,034	37,248	20.9
Debit card and ATM fees	12,922	10,993	17.5	22,913	21,047	8.9
Mortgage banking revenue	10,032	7,064	42.0	16,911	11,542	46.5
Capital markets income	7,114	4,729	50.4	11,620	7,629	52.3
Company-owned life insurance	6,625	5,739	15.4	12,006	9,173	30.9
Debt securities gains (losses), net	(41)	2	N/M	(117)	(14)	735.7
Other income	36,170	10,036	260.4	52,479	20,506	155.9
Total noninterest income	$132,517	$87,271	51.8%	$226,311	$164,793	37.3%
Noninterest income for the three months ended June 30, 2025 included a $21.0 million gain in other income associated with the freezing of benefits of the Bremer pension plan. Excluding this gain, noninterest income increased to $111.5 million for the three months ended June 30, 2025 compared to the same period in 2024 driven by the acquisition of Bremer and organic growth of fee-based businesses.
Excluding the $21.0 million pre-tax gain associated with the freezing of benefits of the Bremer pension plan, noninterest income increased to $205.3 million for the six months ended June 30, 2025 compared to the same period in 2024 driven by the acquisition of Bremer, the CapStar acquisition in April 2024, organic growth of fee-based businesses, and higher other income.
Mortgage banking revenue increased $3.0 million and $5.4 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024 primarily due to higher mortgage originations and increased loan sales.
Capital markets income increased $2.4 million and $4.0 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024 primarily due to higher levels of commercial real estate client interest rate swap fees.
Other income increased $26.1 million and $32.0 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024 primarily due to the $21.0 million pre-tax gain associated with the freezing of benefits of the Bremer pension plan and additional other income associated with the acquisition of Bremer. In addition, other income for the six months ended June 30, 2025 compared to the same period in 2024 was impacted by the CapStar acquisition and $4.2 million of net gains on sales of commercial loans.
Noninterest Expense
The following table details the components in noninterest expense:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(dollars in thousands)	2025	2024	Change	2025	2024	Change
Salaries and employee benefits	$202,112	$159,193	27.0%	$350,417	$308,996	13.4%
Occupancy	30,432	26,547	14.6	59,485	53,566	11.0
Equipment	12,566	8,704	44.4	21,467	17,375	23.6
Marketing	13,759	11,284	21.9	25,699	21,918	17.3
Technology	31,452	24,002	31.0	53,472	44,025	21.5
Communication	5,014	4,480	11.9	9,148	8,480	7.9
Professional fees	21,931	10,552	107.8	29,850	16,958	76.0
FDIC assessment	13,409	9,676	38.6	23,109	20,989	10.1
Amortization of intangibles	19,630	7,425	164.4	26,460	12,880	105.4
Amortization of tax credit investments	5,815	2,747	111.7	9,239	5,496	68.1
Other expense	28,646	18,389	55.8	44,891	34,633	29.6
Total noninterest expense	$384,766	$282,999	36.0%	$653,237	$545,316	19.8%
Noninterest expense included $41.2 million and $19.4 million of merger-related expenses for the three months ended June 30, 2025 and 2024, respectively. Excluding these expenses, noninterest expense increased to $343.6 million for the three months ended June 30, 2025, compared to $263.6 million for the three months ended June 30, 2024. This increase was driven primarily by operating costs and additional amortization of intangibles related to the acquisition of Bremer, as well as higher salary and employee benefits reflective of merit and performance-driven incentive accruals.
Noninterest expense included $47.1 million and $22.3 million of merger-related expenses for the six months ended June 30, 2025 and 2024, respectively. In addition, the six months ended June 30, 2024, included a $13.3 million non-cash, pre-tax expense associated with the distribution of excess pension assets with the resolution of the legacy First Midwest plan and $3.0 million for the FDIC special assessment. Excluding these expenses, noninterest expense increased to $606.2 million for the six months ended June 30, 2025, compared to $506.7 million for the six months ended June 30, 2024. This increase was driven by operating costs and additional amortization of intangibles related to the acquisitions of Bremer and CapStar, as well as higher salary and employee benefits reflective of merit and performance-driven incentive accruals.

Amortization of tax credit investments increased $3.1 million and $3.7 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The recognition of tax credit amortization expense is contingent upon the successful completion of the rehabilitation of a historic building or completion of a solar project within the reporting period. Many factors including weather, labor availability, building regulations, inspections, and other unexpected construction delays related to a rehabilitation project can cause a project to exceed its estimated completion date. See Note 9 to the consolidated financial statements for additional information on our tax credit investments.
Provision for Income Taxes
We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by a tax benefit from our tax credit investments and interest on tax-exempt securities and loans. The effective tax rate was 19.5% and 19.9% for the three and six months ended June 30, 2025, respectively, compared to 22.5% and 21.9% for the three and six months ended June 30, 2024, respectively, reflecting an increase in tax credits. See Note 14 to the consolidated financial statements for additional information. In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at June 30, 2025 based on the current estimate of the effective annual rate.
FINANCIAL CONDITION
Overview
At June 30, 2025, our assets were $71.0 billion, a $17.4 billion increase compared to assets of $53.6 billion at December 31, 2024. The increase was driven primarily by the acquisition of Bremer.
Earning Assets
Our earning assets are comprised of investment securities, portfolio loans, loans held-for-sale, money market investments, interest-earning accounts with the Federal Reserve, and equity securities. Earning assets were $63.7 billion at June 30, 2025, a $15.6 billion increase compared to earning assets of $48.0 billion at December 31, 2024.
Investment Securities
We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity based on fluctuating interest rates or changes in our funding requirements.
The investment securities portfolio, including equity securities, was $14.5 billion at June 30, 2025, compared to $10.9 billion at December 31, 2024. The increase was driven primarily by the acquisition of Bremer. Investment securities represented 23% of earning assets at both June 30, 2025 and December 31, 2024. At June 30, 2025, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.
The investment securities available-for-sale portfolio had net unrealized losses of $722.4 million and $890.5 million at June 30, 2025 and December 31, 2024, respectively. The investment securities held-to-maturity portfolio had net unrealized losses of $456.0 million and $483.7 million at June 30, 2025 and December 31, 2024, respectively.
The investment securities available-for-sale portfolio including securities hedges had an effective duration of 4.00 at June 30, 2025, compared to 4.11 at December 31, 2024. The total investment securities portfolio had an effective duration of 4.76 at June 30, 2025, compared to 5.09 at December 31, 2024. Effective duration represents the percentage change in the fair value of the portfolio in response to a change in interest rates and is used to evaluate the portfolio’s price volatility at a single point in time. Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage. The annualized average yields on investment securities, on a taxable equivalent basis, were 4.07% and 3.85% for the three and six months ended June 30, 2025, respectively, compared to 3.66% and 3.57% for the three and six months ended June 30, 2024, respectively.

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

(dollars in thousands)	June 30, 2025	December 31, 2024	$ Change	% Change
Commercial	$14,662,916	$10,288,560	$4,374,356	42.5%
Commercial real estate	21,879,785	16,307,486	5,572,299	34.2
Residential real estate	8,212,242	6,797,586	1,414,656	20.8
Consumer	3,147,876	2,892,255	255,621	8.8
Total loans	$47,902,819	$36,285,887	$11,616,932	32.0%
The following table presents the composition of the loan portfolio by state:

(dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total Loans	Percent of Total
June 30, 2025
Minnesota	$3,105,209	$5,450,398	$1,712,630	$346,287	$10,614,524	22%
Illinois	2,986,361	3,600,962	1,446,179	581,436	8,614,938	18%
Indiana	1,717,360	1,734,349	1,101,863	907,737	5,461,309	11%
Wisconsin	1,219,795	2,950,122	553,405	181,314	4,904,636	10%
Michigan	722,339	1,411,626	636,255	254,602	3,024,822	6%
Tennessee	468,720	1,323,840	225,204	243,030	2,260,794	5%
North Dakota	491,733	1,082,325	110,997	36,575	1,721,630	4%
Kentucky	394,493	655,549	265,204	375,406	1,690,652	4%
Texas	319,051	408,067	266,799	12,507	1,006,424	2%
Florida	295,066	273,794	335,865	36,298	941,023	2%
Ohio	360,750	426,950	7,021	15,625	810,346	2%
Other	2,582,039	2,561,803	1,550,820	157,059	6,851,721	14%
Total	$14,662,916	$21,879,785	$8,212,242	$3,147,876	$47,902,819	100%
Geographic location in the preceding table is determined by collateral location for real estate loans and borrower location for non-real estate loans.
Commercial and Commercial Real Estate Loans
Commercial and commercial real estate loans are the largest classifications within earning assets, representing 57% of earning assets at June 30, 2025, compared to 55% at December 31, 2024. At June 30, 2025, commercial and commercial real estate loans were $36.5 billion, an increase of $9.9 billion from December 31, 2024 driven primarily by the acquisition of Bremer, as well as disciplined commercial loan production that was well balanced across our market footprint and product lines, partly offset by the sale of $71 million of commercial real estate loans in the six months ended June 30, 2025.

The following table provides detail on commercial loans by industry classification (as defined by the North American Industry Classification System) and by loan size.

	June 30, 2025			December 31, 2024
(dollars in thousands)	Outstanding	Exposure(1)	Nonaccrual	Outstanding	Exposure(1)	Nonaccrual
By Industry:
Health care and social assistance	$2,510,072	$2,978,171	$39,055	$1,657,229	$1,982,352	$1,636
Manufacturing	2,258,150	3,699,314	22,933	1,724,108	2,884,035	29,886
Real estate rental and leasing	1,202,701	1,824,286	13,858	1,024,315	1,500,570	7,915
Accommodation and food services	1,189,824	1,347,983	11,704	579,424	679,087	7,146
Wholesale trade	1,145,862	2,150,614	1,241	780,643	1,480,859	2,192
Construction	1,120,873	2,199,146	12,236	740,093	1,680,577	11,690
Finance and insurance	791,091	1,409,750	330	617,151	1,018,320	141
Agriculture, forestry, fishing, and hunting	736,916	1,134,807	3,563	278,554	391,072	2,822
Professional, scientific, and technical services	698,645	1,271,130	6,625	558,589	987,800	7,486
Transportation and warehousing	551,128	754,895	62,211	459,988	597,413	21,771
Retail trade	459,185	851,551	14,617	305,245	554,620	12,781
Administrative and support and waste management and remediation services	421,828	624,117	5,562	392,955	573,061	3,363
Educational services	325,134	495,133	98	243,843	372,777	5
Public administration	300,269	343,546	—	167,410	191,005	—
Other services	266,220	437,596	10,820	236,870	366,265	8,995
Other	685,018	1,253,351	6,500	522,143	852,984	5,975
Total	$14,662,916	$22,775,390	$211,353	$10,288,560	$16,112,797	$123,804
By Loan Size:
Less than $200,000	5%	4%	10%	3%	3%	4%
$200,000 to $1,000,000	12	11	18	12	11	14
$1,000,000 to $5,000,000	25	25	36	24	24	50
$5,000,000 to $10,000,000	17	16	19	14	15	8
$10,000,000 to $25,000,000	24	24	5	29	28	24
Greater than $25,000,000	17	20	12	18	19	—
Total	100%	100%	100%	100%	100%	100%
(1)    Includes unfunded loan commitments.
The following table provides detail on commercial real estate loans classified by property type.

	June 30, 2025			December 31, 2024
(dollars in thousands)	Outstanding	Exposure(1)	Nonaccrual	Outstanding	Exposure(1)	Nonaccrual
By Property Type:
Multifamily	$6,861,621	$8,312,455	$123,636	$5,620,340	$6,752,819	$85,937
Warehouse / Industrial	3,846,811	4,084,897	10,351	3,034,854	3,331,289	8,401
Retail	3,050,715	3,177,336	12,662	2,295,808	2,372,912	8,435
Office	2,644,471	2,814,429	64,863	2,126,618	2,256,299	46,078
Senior housing	1,077,133	1,089,712	28,917	852,376	872,162	50,443
Single family	617,166	637,965	4,838	531,679	545,717	6,278
Other (2)	3,781,868	4,161,904	48,550	1,845,811	2,118,461	28,660
Total	$21,879,785	$24,278,698	$293,817	$16,307,486	$18,249,659	$234,232
(1)    Includes unfunded loan commitments.
(2)    Other includes commercial development, agriculture real estate, hotels, self-storage, land development, religion, and mixed-use properties.
The mix of properties securing the loans in our commercial real estate portfolio is comprised of owner-occupied and non-owner-occupied categories and is diverse in terms of type and geographic location, generally within the

Company’s primary market area. Approximately 27% of the commercial real estate portfolio is owner-occupied at both June 30, 2025 and December 31, 2024.
The Company actively reviews its broader loan portfolio in the normal course of business and has performed a targeted review of contractual maturities in its non-owner-occupied commercial real estate portfolio as part of its response to current market conditions to identify exposure to credit risk associated with renewals. At June 30, 2025, the Company held $811.0 million of non-owner-occupied commercial real estate loans, or 2% of total loans, that mature within 18 months with an interest rate below 4%.
Residential Real Estate Loans
At June 30, 2025, residential real estate loans held in our loan portfolio were $8.2 billion, an increase of $1.4 billion compared to December 31, 2024 driven primarily by the acquisition of Bremer. Changes in interest rates may impact the number of refinancings and new originations of residential real estate loans. If interest rates decrease in the future, there may be an increase in refinancings and new originations of residential real estate loans. Conversely, future increases in interest rates may result in a decline in the level of refinancings and new originations of residential real estate loans.
Consumer Loans
Consumer loans, including automobile loans, personal, and home equity loans and lines of credit, increased $255.6 million to $3.1 billion at June 30, 2025 compared to December 31, 2024 driven primarily by the acquisition of Bremer.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets at June 30, 2025 totaled $2.9 billion, an increase of $648.3 million compared to December 31, 2024 as a result of goodwill and other intangible assets recorded with the acquisition of Bremer.
Other Assets
Other assets at June 30, 2025 increased $793.9 million compared to December 31, 2024 reflecting Bremer other assets acquired and higher investments in partnerships, limited liability companies, and other ownership interests that support affordable housing.
Funding
The following table summarizes Old National’s total funding, comprised of deposits and wholesale borrowings:

(dollars in thousands)	June 30, 2025	December 31, 2024	$ Change	% Change
Deposits:
Noninterest-bearing demand	$12,652,556	$9,399,019	$3,253,537	34.6%
Interest-bearing:
Checking and NOW	10,554,889	8,040,331	2,514,558	31.3%
Savings	5,058,819	4,753,279	305,540	6.4%
Money market	16,880,190	11,875,192	5,004,998	42.1%
Time deposits	9,211,229	6,755,739	2,455,490	36.3%
Total deposits	54,357,683	40,823,560	13,534,123	33.2%
Wholesale borrowings:
Federal funds purchased and interbank borrowings	340,246	385	339,861	N/M
Securities sold under agreements to repurchase	297,637	268,975	28,662	10.7%
Federal Home Loan Bank advances	5,835,918	4,452,559	1,383,359	31.1%
Other borrowings	872,297	689,618	182,679	26.5%
Total wholesale borrowings	7,346,098	5,411,537	1,934,561	35.7%
Total funding	$61,703,781	$46,235,097	$15,468,684	33.5%
The increase in total deposits was due to Bremer deposits assumed and organic growth. We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. Wholesale funding as a percentage of total funding was 12% at both June 30, 2025 and December 31, 2024.

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at June 30, 2025 increased $172.8 million compared to December 31, 2024 primarily due to the Bremer acquisition and higher derivative liabilities.
Capital
Shareholders’ equity totaled $8.1 billion at June 30, 2025 and $6.3 billion at December 31, 2024. Old National issued 50.2 million shares of Common Stock in conjunction with the acquisition of Bremer on May 1, 2025 adding $1.0 billion in shareholders’ equity. In addition, Old National issued 21.9 million shares of Common Stock in the settlement of the forward sale agreements adding $443.2 million in shareholders’ equity. Retained earnings and changes in unrealized losses on available-for-sale investment securities were partially offset by dividends during the six months ended June 30, 2025.
Capital Adequacy
Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At June 30, 2025, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of “well-capitalized” based on the most recent regulatory definition.
Old National’s consolidated capital position remains strong as evidenced by the following key industry ratios.

	Regulatory Guidelines Minimum	Prompt Corrective Action "Well Capitalized" Guidelines		June 30, 2025	December 31, 2024
Tier 1 capital to total average assets (leverage ratio)	4.00%	N/A	%	9.26%	9.21%
Common equity Tier 1 capital to risk-weighted total assets	7.00	N/A		10.74	11.38
Tier 1 capital to risk-weighted total assets	8.50	6.00		11.20	11.98
Total capital to risk-weighted total assets	10.50	10.00		12.59	13.37
Shareholders’ equity to assets	N/A	N/A		11.45	11.84
Old National Bank, Old National’s bank subsidiary, maintained a strong capital position as evidenced by the following key industry ratios.

	Regulatory Guidelines Minimum	Prompt Corrective Action "Well Capitalized" Guidelines	June 30, 2025	December 31, 2024
Tier 1 capital to total average assets (leverage ratio)	4.00%	5.00%	8.98%	9.07%
Common equity Tier 1 capital to risk-weighted total assets	7.00	6.50	10.86	11.82
Tier 1 capital to risk-weighted total assets	8.50	8.00	10.86	11.82
Total capital to risk-weighted total assets	10.50	10.00	11.77	12.72
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
Management views stress testing as an integral part of the Company’s risk management and strategic planning activities. Old National performs stress testing periodically throughout the year. The primary objective of the stress test is to ensure that Old National has a robust, forward-looking stress testing process and maintains sufficient capital to continue operations throughout times of economic and financial stress. Management also uses the stress testing framework to evaluate decisions relating to pricing, loan concentrations, capital deployment, and mergers and acquisitions to ensure that strategic decisions align with Old National’s risk appetite statement. Old National’s stress testing process incorporates key risks that include strategic, market, liquidity, credit, operational, , information security and technology, talent management, and compliance/regulatory/legal risks. Old National’s stress testing policy outlines steps that will be taken if stress test results do not meet internal thresholds under severely adverse economic scenarios.
RISK MANAGEMENT
Overview
Old National has adopted a Risk Appetite Statement to enable our Board of Directors, Enterprise Risk Committee of our Board, Executive Leadership Team, and Senior Management to better assess, understand, monitor, and mitigate Old National’s risks. The Risk Appetite Statement addresses the following major risks: strategic, market, liquidity, credit, operational, information security and technology, talent management, and compliance/regulatory/legal. Our Chief Risk Officer provides quarterly reports to the Board’s Enterprise Risk Committee on various risk topics. The following discussion addresses certain of these major risks including credit, market, and liquidity. Discussion of strategic, talent management, operational, and compliance/regulatory/legal risks is provided in the section entitled “Risk Factors” in the Company’s 2024 Annual Report on Form 10-K.
Credit Risk
Credit risk represents the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. Our primary credit risks result from our investment and lending activities.
Asset Quality
We lend to commercial and commercial real estate clients in many diverse industries including, among others, real estate rental and leasing, manufacturing, healthcare, wholesale trade, construction, and agriculture. Old National manages concentrations of credit exposure by industry, product, geography, client relationship, and loan size. At June 30, 2025, our average commercial loan size was approximately $740,000 and our average commercial real estate loan size was approximately $1,440,000. At June 30, 2025, we had minimal exposure to foreign borrowers and no sovereign debt. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily in the Midwest and Southeast regions of the United States.
The following table presents a summary of under-performing assets as well as criticized and classified assets:

(dollars in thousands)	June 30, 2025	December 31, 2024
Nonaccrual loans	$594,709	$447,979
Past due loans (90 days or more and still accruing)	16,893	4,060
Foreclosed assets	7,986	4,294
Total under-performing assets	$619,588	$456,333
Classified loans (includes nonaccrual, past due 90 days or more, and other problem loans)	$2,580,862	$1,525,452
Other classified assets (1)	43,495	58,954
Special mention loans	1,008,716	908,630
Total criticized and classified assets	$3,633,073	$2,493,036
Asset Quality Ratios:
Nonaccrual loans/total loans (2)	1.24%	1.23%
Under-performing assets/total loans (2)	1.29	1.26
Under-performing assets/total assets	0.87	0.85
Allowance for credit losses on loans/under-performing assets	91.21	86.02
Allowance for credit losses on loans/nonaccrual loans	95.02	87.62
(1)Includes investment securities that fell below investment grade rating.
(2)Loans exclude loans held-for-sale.

Under-performing assets increased to $619.6 million at June 30, 2025, compared to $456.3 million at December 31, 2024 primarily due to the Bremer acquisition. Under-performing assets as a percentage of total loans at June 30, 2025 were 1.29%, a 3 basis point increase from 1.26% at December 31, 2024.
Nonaccrual loans increased $146.7 million from December 31, 2024 to June 30, 2025 reflecting $126.8 million of nonaccrual loans acquired in the Bremer acquisition. As a percentage of nonaccrual loans, the allowance for credit losses on loans was 95.02% at June 30, 2025, compared to 87.62% at December 31, 2024.
Total criticized and classified assets were $3.6 billion at June 30, 2025, an increase of $1.1 billion from December 31, 2024 primarily due to $1.1 billion of criticized and classified loans related to the Bremer acquisition. Other classified assets include investment securities that fell below investment grade rating totaling $43.5 million at June 30, 2025, compared to $59.0 million at December 31, 2024.
Allowance for Credit Losses on Loans and Unfunded Commitments
Net charge-offs on loans totaled $26.5 million during the three months ended June 30, 2025, compared to $14.0 million for the same period in 2024. Annualized, net charge-offs to average loans were 0.24% and 0.16% for the three months ended June 30, 2025 and 2024, respectively. The three months ended June 30, 2025 and 2024 included net charge-offs on PCD loans totaling 0.03% and 0.05% on an annualized basis of average loans, respectively. Net charge-offs on loans totaled $48.1 million during the six months ended June 30, 2025, compared to $25.8 million for the same period in 2024. Annualized, net charge-offs to average loans were 0.24% and 0.15% for the six months ended June 30, 2025 and 2024, respectively. The six months ended June 30, 2025 and 2024 included net charge-offs on PCD loans totaling 0.03% and 0.06% on an annualized basis of average loans, respectively.
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
The allowance for credit losses on loans was $565.1 million at June 30, 2025, compared to $392.5 million at December 31, 2024. The increase reflects $90.4 million of allowance for credit losses on acquired PCD loans established through acquisition accounting adjustments on or after the Bremer acquisition date. In addition, the provision for credit losses on loans in the three and six months ended June 30, 2025 included $69.1 million to establish an allowance for credit losses on non-PCD Bremer loans acquired. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, provision expense may be volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.
We maintain an allowance for credit losses on unfunded loan commitments to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses on loans, modified to take into account the probability of a drawdown on the commitment. The allowance for credit losses on unfunded loan commitments is classified as a liability account on the balance sheet within accrued expenses and other liabilities, while the corresponding provision for unfunded loan commitments is included in the provision for credit losses. The allowance for credit losses on unfunded loan commitments totaled $29.6 million at June 30, 2025, compared to $21.7 million at December 31, 2024. We increased the allowance for credit losses on unfunded loan commitments by $6.5 million in the three and six months ended June 30, 2025 as a result of the Bremer acquisition.
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

The following table illustrates our projected net interest income sensitivity over a two-year cumulative horizon based on the asset/liability model at June 30, 2025 and 2024:

	Immediate Rate Decrease			June 30, 2025 Forward Curve		Immediate Rate Increase
(dollars in thousands)	-300 Basis Points	-200 Basis Points	-100 Basis Points		Base	+100 Basis Points	+200 Basis Points	+300 Basis Points
June 30, 2025
Projected interest income:
Money market, other interest earning investments, and investment securities	$1,003,247	$1,124,051	$1,234,492	$1,291,913	$1,320,324	$1,378,486	$1,428,001	$1,475,967
Loans	3,876,868	4,538,232	5,169,325	5,326,771	5,761,516	6,320,235	6,866,992	7,409,983
Total interest income	4,880,115	5,662,283	6,403,817	6,618,684	7,081,840	7,698,721	8,294,993	8,885,950
Projected interest expense:
Deposits	544,860	959,639	1,396,607	1,487,928	1,860,933	2,332,488	2,777,697	3,222,907
Borrowings	469,089	606,475	749,830	800,724	916,315	1,086,951	1,257,876	1,428,853
Total interest expense	1,013,949	1,566,114	2,146,437	2,288,652	2,777,248	3,419,439	4,035,573	4,651,760
Net interest income	$3,866,166	$4,096,169	$4,257,380	$4,330,032	$4,304,592	$4,279,282	$4,259,420	$4,234,190
Change from base	$(438,426)	$(208,423)	$(47,212)	$25,440		$(25,310)	$(45,172)	$(70,402)
% change from base	(10.19)%	(4.84)%	(1.10)%	0.59%		(0.59)%	(1.05)%	(1.64)%

	Immediate Rate Decrease			June 30, 2024 Forward Curve		Immediate Rate Increase
	-300 Basis Points	-200 Basis Points	-100 Basis Points		Base	+100 Basis Points	+200 Basis Points	+300 Basis Points
June 30, 2024
Projected interest income:
Money market, other interest earning investments, and investment securities	$855,249	$839,638	$885,050	$894,175	$932,986	$990,743	$1,047,039	$1,102,619
Loans	3,417,630	3,822,978	4,230,649	4,363,917	4,629,910	5,026,272	5,422,326	5,817,978
Total interest income	4,272,879	4,662,616	5,115,699	5,258,092	5,562,896	6,017,015	6,469,365	6,920,597
Projected interest expense:
Deposits	678,766	993,235	1,310,490	1,373,925	1,626,368	1,967,119	2,319,244	2,664,273
Borrowings	496,153	573,485	665,844	682,410	757,854	849,959	942,053	1,034,021
Total interest expense	1,174,919	1,566,720	1,976,334	2,056,335	2,384,222	2,817,078	3,261,297	3,698,294
Net interest income	$3,097,960	$3,095,896	$3,139,365	$3,201,757	$3,178,674	$3,199,937	$3,208,068	$3,222,303
Change from base	$(80,714)	$(82,778)	$(39,309)	$23,083		$21,263	$29,394	$43,629
% change from base	(2.54)%	(2.60)%	(1.24)%	0.73%		0.67%	0.92%	1.37%

The following table illustrates the upper bound, Federal Funds Rate assumed in the simulation above at June 30, 2025 and 2024:

	June 30, 2025		June 30, 2024
Basis Point Change Scenario	Federal Funds Rate (1)	Month 12 (2)	Federal Funds Rate (1)	Month 12 (2)
+300	4.5%	7.5%	5.5%	8.5%
+200	4.5%	6.5%	5.5%	7.5%
+100	4.5%	5.5%	5.5%	6.5%
Base	4.5%	4.5%	5.5%	5.5%
-100	4.5%	3.5%	5.5%	4.5%
-200	4.5%	2.5%	5.5%	3.5%
-300	4.5%	1.5%	5.5%	2.5%
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
We use cash flow and fair value hedges, primarily interest rate swaps, collars, and floors, to mitigate interest rate risk. Derivatives designated as hedging instruments were in a net asset position with a fair value gain of $15.9 million at June 30, 2025, compared to a net liability position with a fair value loss of $7.0 million at December 31, 2024. See Note 15 to the consolidated financial statements for further discussion of derivative financial instruments.
Liquidity Risk
Liquidity risk arises from the possibility that we may not be able to satisfy current or future financial commitments or may become unduly reliant on alternative funding sources. We establish liquidity risk guidelines that we review with the Enterprise Risk Committee of our Board of Directors and monitor through our Asset/Liability Executive Management Committee. The objective of liquidity management is to ensure we have the ability to fund balance sheet growth and meet deposit and debt obligations in a timely and cost-effective manner. Management monitors liquidity through a regular review of asset and liability maturities, funding sources, and loan and deposit forecasts. We maintain strategic and contingency liquidity plans to ensure sufficient available funding to satisfy requirements for balance sheet growth, to properly manage capital markets’ funding sources, and to address unexpected liquidity requirements. On June 1, 2023, we filed an automatic shelf registration statement with the SEC that permits us to issue an unspecified amount of debt or equity securities.
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

A maturity schedule for Old National Bank’s time deposits is shown in the following table at June 30, 2025.

(dollars in thousands)
Maturity Bucket	Amount	Rate
2025	$6,978,961	3.35%
2026	1,991,478	3.48
2027	149,691	2.05
2028	40,224	1.84
2029	27,633	1.65
2030 and beyond	23,242	1.05
Total	$9,211,229	3.34%
Our ability to acquire funding at competitive prices is influenced by rating agencies’ views of our credit quality, liquidity, capital, and earnings.
The credit ratings of Old National and Old National Bank at June 30, 2025 are shown in the following table.

Moody’s Investors Service
	Long-term	Short-term
Old National	Baa1	N/A
Old National Bank	A1	P-1
Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well. At June 30, 2025, Old National and its subsidiaries had the following availability of liquid funds and borrowings:

(dollars in thousands)	Parent Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$485,070	$1,323,501
Unencumbered government-issued debt securities	—	5,651,871
Unencumbered investment grade municipal securities	—	62,589
Unencumbered corporate securities	—	33,747
Availability of borrowings*:
Amount available from Federal Reserve discount window	—	4,555,409
Amount available from Federal Home Loan Bank	—	7,832,136
Total available funds	$485,070	$19,459,253
* Based on collateral pledged
Old National Bancorp has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows, and funds used for acquisitions. Old National Bancorp can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit, and through the issuance of debt securities. Additionally, Old National Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt and equity markets. At June 30, 2025, Old National Bancorp’s other borrowings outstanding were $389.0 million. Management believes the Company has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
04/01/25 - 04/30/25	376,364	$21.02	—	$200,000,000
05/01/25 - 05/31/25	586	20.67	—	200,000,000
06/01/25 - 06/30/25	1,619	20.83	—	200,000,000
Total	378,569	$21.02	—	$200,000,000
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
(c)During the three months ended June 30, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

3.6
Amendment to Amended and Restated By-Laws of Old National, dated May 1, 2025 (incorporated by reference to Exhibit 3.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2025).

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

101
The following materials from Old National’s Form 10-Q Report for the quarterly period ended June 30, 2025, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from Old National’s Form 10-Q Report for the quarterly period ended June 30, 2025, formatted in inline XBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD NATIONAL BANCORP
(Registrant)

By:	/s/ John V. Moran, IV
John V. Moran, IV
Senior Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

Date: July 30, 2025